Form 10-Q
period 2004-09-30
STONEMOR PARTNERS LP
filed 2004-11-15
CIK 1286131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO                     .

Commission File Number: 000-50910

STONEMOR PARTNERS L.P.

(Exact name of registrant as specified in its charter)

Delaware	80-0103159
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

155 Rittenhouse Circle Bristol, Pennsylvania	19007
(Address of principal executive offices)	(Zip Code.)

(215) 826-2800

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of the registrant’s outstanding common units at November 1, 2004 was 4,239,782.

Index – Form 10-Q

Part I – Financial Information

The words “we,” “us,” “our,” “Company” and similar words, when used in a historical context prior to the closing of the initial public offering of StoneMor Partners L.P. on September 20, 2004, refer to Cornerstone Family Services, Inc. (and, after its conversion, CFSI LLC) and its subsidiaries and thereafter refer to StoneMor Partners L.P. and its subsidiaries.

Forward-Looking Statements

Certain statements contained in this quarterly report on Form 10-Q, including, but not limited to, information regarding the status and progress of the Company’s operating activities, the plans and objectives of the Company’s management, assumptions regarding the Company’s future performance and plans, and any financial guidance provided, as well as certain information in other filings with the SEC and elsewhere are forward-looking statements within the meaning of Section 27A(i) of the Securities Act of 1933 and Section 21E(i) of the Securities Exchange Act of 1934. The words “believe,” “may,” “will,” “estimate,” “continues,” “anticipate,” “intend,” “project”, “expect”, “predict” and similar expressions identify these forward-looking statements. These forward-looking statements are made subject to certain risks and uncertainties that could cause actual results to differ materially from those stated, including, but not limited to, the following: uncertainties associated with future revenue and revenue growth; the impact of the Company’s significant leverage on its operating plans; the ability of the Company to service its debt; the Company’s ability to attract, train and retain an adequate number of sales people; uncertainties associated with the volume and timing of pre-need sales of cemetery services and products; variances in death rates; variances in the use of cremation; changes in the political or regulatory environments, including potential changes in tax accounting and trusting policies; the Company’s ability to successfully implement a strategic plan relating to producing operating improvement, strong cash flows and further deleveraging; and various other uncertainties associated with the death care industry and the Company’s operations in particular.

When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth in our registration statement on Form S-1, as amended, filed with the SEC which became effective September 14, 2004. (No. 333-114354) We assume no obligation to publicly update or revise any forward-looking statements made herein or any other forward-looking statements made by us, whether as a result of new information, future events or otherwise.

Item 1.	Financial Statements

STONEMOR PARTNERS L.P.

Successor to Cornerstone Family Services, Inc. (Predecessor)

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	September 30, 2004	December 31, 2003
Assets
CURRENT ASSETS:
Cash and cash equivalents	$13,637	$5,554
Accounts receivable, net of allowance	24,961	22,447
Prepaid expenses	1,579	1,476
Merchandise trust receivable	—	1,861
Other current assets	846	779

Total current assets	41,023	32,117
LONG-TERM ACCOUNTS RECEIVABLE – net of allowance	33,088	33,720
CEMETERY PROPERTY	150,994	151,200
PROPERTY AND EQUIPMENT	21,930	23,411
DUE FROM MERCHANDISE TRUSTS	—	109,785
MERCHANDISE TRUSTS, restricted, at fair value	117,589	—
PERPETUAL CARE TRUSTS, restricted, at fair value	124,677	—
DEFERRED FINANCING COSTS – net of accumulated amortization	2,744	3,450
OTHER ASSETS	32	2,002

TOTAL ASSETS	$492,077	$355,685

LIABILITIES AND STOCKHOLDERS’, PARTNERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$8,581	$5,988
Accrued interest	208	735
Current portion of long-term debt	169	7,814

Total current liabilities	8,958	14,537
LONG-TERM DEBT	80,000	122,894
DEFERRED INCOME TAXES	—	1,415
DEFERRED CEMETERY REVENUES, Net	123,303	115,233
MERCHANDISE LIABILITY	40,129	44,112

Total liabilities	252,390	298,191

COMMITMENTS AND CONTINGENCIES
NON-CONTROLLING INTEREST IN PERPETUAL CARE TRUSTS	124,677	—
REDEEMABLE PREFERRED STOCK (par value $0.01; 15,514 shares issued and outstanding at December 31, 2003)	—	15,514
COMMON STOCKHOLDERS’ / PARTNERS’ EQUITY
Common stock (par value $0.01; 880,000 shares issued and outstanding at December 31, 2003)	—	9
Additional paid-in capital	—	91,213
Accumulated other comprehensive income	—	—
Employee stock loans	—	(150)
Retained deficit	—	(49,092)
General partner	1,633	—
Limited partners:
Common	73,338	—
Subordinated	40,039	—

Total common stockholders’ / partners’ equity	115,010	41,980

TOTAL LIABILITIES, PREFERRED STOCK AND COMMON STOCKHOLDERS’ / PARTNERS’ EQUITY	$492,077	$355,685

See Accompanying Notes to the Condensed Consolidated Financial Statements.

STONEMOR PARTNERS L.P.

Successor to Cornerstone Family Services, Inc. (Predecessor)

Condensed Consolidated Statements of Operations

(In thousands, except unit and per unit data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
REVENUES:
Cemetery	$20,694	$18,311	$63,790	$55,739
Funeral home	395	425	1,407	1,284

Total revenues	21,089	18,736	65,197	57,023
COSTS AND EXPENSES:
Cost of goods sold (exclusive of depreciation shown separately below):
Land and crypts	1,398	1,306	3,622	3,710
Perpetual care	686	642	2,036	1,921
Merchandise	1,012	665	3,634	2,461
Cemetery expense	5,031	4,489	14,765	13,088
Selling expense	4,413	3,955	13,958	11,609
General and administrative expense	2,489	2,293	7,353	6,910
Corporate overhead (including $433 in stock-based compensation in 2004)	2,968	2,819	7,959	7,524
Depreciation and amortization	1,073	1,294	3,554	3,667
Funeral home expense	419	359	1,309	1,100

Total cost and expenses	19,489	17,822	58,190	51,990

OPERATING PROFIT	1,600	914	7,007	5,033
EXPENSE RELATED TO REFINANCING	4,200	—	4,200	—
INTEREST EXPENSE	2,623	2,629	7,907	8,696

LOSS BEFORE INCOME TAXES	(5,223)	(1,715)	(5,100)	(3,663)
INCOME TAXES (BENEFIT):
State and franchise taxes	(507)	1,101	207	1,406
Federal	(217)	1,318	7	976

Total income taxes (benefit)	(724)	2,419	214	2,382

NET LOSS	$(4,499)	$(4,134)	$(5,314)	$(6,045)

Supplemental Information:
General partner’s interest in net income for the period from September 20 through September 30, 2004	$17		$17
Limited partners’ interest in net income for the period from September 20 through September 30, 2004:
Common	$436		$436
Subordinated	$436		$436
Net income per limited partner unit (basic and diluted)	$.10		$.10
Weighted average number of limited partners’ units outstanding (basic and diluted)	8,480		8,480

See Accompanying Notes to the Condensed Consolidated Financial Statements.

STONEMOR PARTNERS L.P.

Successor to Cornerstone Family Services, Inc. (Predecessor)

Condensed Consolidated Statements of

Common Stockholders’ / Partners’ Equity

(In thousands)

	Common Stockholders’ Equity	Partners’ Capital				Total
		Limited Partners			General Partner
		Common	Subordinated	Total
Additional paid in capital	$91,213	$—	$—	$—	$—	$91,213
Employee loans	(150)	—	—	—	—	(150)
Common stock	9	—	—	—	—	9
Retained deficit	(49,092)	—	—	—	—	(49,092)

Balance at December 31, 2003	41,980	—	—	—	—	41,980
Dividends paid in kind	(1,564)	—	—	—	—	(1,564)
Stock-based compensation	433	—	—	—	—	433
Net loss January 1, 2004 though September 19, 2004	(6,203)	—	—	—	—	(6,203)

Balance at September 19, 2004 (unaudited)	34,646	—	—	—	—	34,646
Book value of net assets contributed to the partnership	(34,646)	3,931	29,511	33,442	1,204	—
Redeemable preferred stock of Cornerstone converted to limited liability company units	—	1,344	10,092	11,436	412	11,848
Proceeds from initial public offering, net of offering costs	—	67,627	—	67,627	—	67,627
Net income September 20, 2004 through September 30, 2004	—	436	436	872	17	889

Balance, September 30, 2004 (unaudited)	$—	$73,338	$40,039	$113,377	$1,633	$115,010

See Accompanying Notes to the Condensed Consolidated Financial Statements.

STONEMOR PARTNERS L.P.

Successor to Cornerstone Family Services, Inc. (Predecessor)

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
OPEATING ACTIVITIES
Net loss	$(5,314)	$(6,045)
Adjustments to reconcile net loss to net cash (used in) provided by operating activity:
Cost of lots sold	3,879	3,878
Depreciation and amortization	3,554	3,667
Expenses related to refinancing	3,889	—
Stock-based compensation	433	—
Deferred income tax (benefit)	(1,683)	1,686
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(1,882)	(2,261)
Merchandise trust receivable	—	31
Due from merchandise trusts	—	(2,656)
Merchandise trusts	(4,346)	—
Prepaid expenses	(38)	(518)
Other current assets	(59)	173
Other assets	(32)	(437)
Accounts payable and accrued and other liabilities	2,053	(4,188)
Deferred cemetery revenue	7,674	9,892
Merchandise liability	(4,616)	(1,164)

Net cash provided by operating activity	3,512	2,058

INVESTING ACTIVITIES:
Additions to cemetery property	(2,810)	(1,959)
Acquisitions of property and equipment	(1,279)	(789)

Net cash used in investing activities	(4,089)	(2,748)

FINANCING ACTIVITIES:
Additional borrowings on long-term debt	85,000	1,544
Repayments of long-term debt	(135,546)	(4,172)
Sale of partner units	81,383	—
Cost of financing activities	(22,177)	—

Net cash provided by (used in) financing activities	8,660	(2,628)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,083	(3,318)
CASH AND CASH EQUIVALENTS – Beginning of period	5,554	5,559

CASH AND CASH EQUIVALENTS – End of period	$13,637	$2,241

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$7,775	$7,739

Cash paid during the period for income taxes	$832	$593

See Accompanying Notes to the Condensed Consolidated Financial Statements.

1.	NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. On April 2, 2004, StoneMor Partners L.P. (“StoneMor” or the “Partnership”) was created to own and operate the cemetery and funeral home business conducted by Cornerstone Family Services, Inc. (“Cornerstone”) and its subsidiaries. On September 20, 2004, in connection with the initial public offering by the Partnership of common units representing limited partner interests. Cornerstone contributed to the Partnership substantially all of the assets, liabilities and businesses owned and operated by it, and then converted into CFSI LLC, a limited liability company. This transfer represented a reorganization of entities under common control and was recorded at historical cost. In exchange for these assets, liabilities and businesses, CFSI LLC received 564,782 common units and 4,239,782 subordinated units representing limited partner interests in the Partnership.

Cornerstone was founded in 1999 by members of our management team and a private equity investment firm, which we refer to as McCown De Leeuw, in order to acquire a group of 123 cemetery properties and 4 funeral homes. Since that time, Cornerstone acquired ten additional cemeteries and one funeral home, built two funeral homes and sold one cemetery.

Interim Financial Data—The interim financial data are unaudited. However, in the opinion of management, the interim financial data as of September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003 include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods as well as the adoption of Financial Accounting Standards Board Interpretation No. 46 and 46R (FIN 46R). The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for a full year.

Initial Public Offering. On September 20, 2004, StoneMor completed its initial public offering of 3,675,000 common units at a price of $20.50 per unit representing a 42.5% interest in us. On September 23, 2004, StoneMor sold an additional 551,250 common units to the underwriters in connection with the exercise of their over-allotment option and redeemed an equal number of common units from CFSI LLC at a cost of $5.3 million, making a total of 4,239,782 common units outstanding. Total gross proceeds from these sales were $86.6 million, before offering costs and underwriting discounts. The net proceeds to the Partnership, after deducting underwriting discounts but before paying offering costs, from these sales of common units was $80.8 million. Concurrent with the initial public offering, the Partnership’s wholly owned subsidiary, StoneMor Operating LLC, and its subsidiaries, all as borrowers, issued and sold $80.0 million in aggregate principal amount of senior secured notes in a private placement and entered into a $12.5 million revolving credit facility and a $22.5 million acquisition facility with a group of banks. The net proceeds of the initial public offering and the sale of senior secured notes were used to repay the debt and associated accrued interest of approximately $135.1 million of CFSI LLC and $14.6 million of fees and expenses associated with the initial public offering and the sale of senior secured notes. The remaining funds have been reserved for general partnership purposes, including the construction of mausoleum crypts and lawn crypts and the purchases of equipment needed to install burial vaults. One-half of the net proceeds of the sale of common units upon the exercise of the over-allotment option was used to redeem an equal number of common units from CFSI LLC, and one-half has been reserved for general partnership purposes. The proceeds received by the Partnership and its subsidiaries from the sales of common units and senior secured notes and the use of these proceeds is summarized as follows (in thousands):

Proceeds received:
Sale of 4,226,250 common units at $20.50 per unit	$86,638
Issuance of senior secured notes	80,000

Total proceeds received	$166,638
Use of proceeds from sale of common units
Underwriting discount	$5,849
Professional fees and other offering costs	7,432
Repayment of debt and accrued interest	56,361
Redemption of 551,250 units from CFSI LLC	5,255
Reserve for general partnership purposes	11,741

Total use of proceeds from the sale of common units	$86,638
Use of proceeds from the issuance of senior secured notes
Private placement fee	$1,076
Other debt issuance costs	215
Repayment of debt	78,709

Total use of proceeds from the issuance of senior secured notes	80,000

Total use of proceeds	$166,638

Summary of Significant Accounting Policies —Significant accounting policies followed by the Company, as summarized below, are in conformity with accounting principles generally accepted in the United States of America.

Principles of Consolidation—The condensed consolidated financial statements include the accounts of each of the Company’s subsidiaries and the operations of 11 managed cemeteries that the Company operates under long-term management contracts. Intercompany balances and transactions have been eliminated in consolidation.

Prior to March 31, 2004, the cemeteries that the Company operated under long term management contracts were consolidated in accordance with Emerging Issues Task Force (EITF) Issue No. 97-2, Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangement. Effective March 31, 2004, the Company adopted FIN 46R (see Note 1, Accounting Change). The Company’s historical policy of consolidating these cemeteries did not change with the adoption of FIN 46R.

Total revenues derived from the cemeteries under long term management contracts totaled approximately $14.4 million and $13.8 million for the nine months ended September 30, 2003 and 2004, respectively.

Cemetery Operations—Sales of at-need cemetery interment rights, merchandise and services are recognized when the service is performed or merchandise is delivered. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB No. 101) and the retail land sales provisions of Statement of Financial Accounting Standards No. 66, Accounting for the Sale of Real Estate (SFAS No. 66), revenues from pre-need sales of burial lots and constructed mausoleum crypts and lawn crypts are deferred until at least 10% of the sales price has been collected. At the time of the sale, an allowance for the customer cancellations is established, which reduces the amount of accounts receivable, net and deferred cemetery revenues, net or cemetery revenue recognized, based on management’s estimates of expected cancellations and historical experiences. Historically, the cancelled contracts represent approximately 10% of the pre-need sales (based on contract dollar amounts). Revenues from the pre-need sale of unconstructed mausoleum and lawn crypts are deferred until at least 10% of the sales price has been collected, at which point revenues are recognized using the percentage-of-completion method of accounting, also in accordance with SFAS No. 66. Revenues related to the pre-need sale of merchandise and services are deferred until such merchandise is delivered or such services are performed.

The Company also defers certain pre-need cemetery and prearranged funeral direct obtaining costs that vary with and are primarily related to the acquisition of new pre-need cemetery and prearranged funeral business.

Such costs are accounted for under the provisions of SFAS No. 60, Accounting and Reporting by Insurance Enterprises (SFAS No. 60) and are expensed as revenues are recognized.

Costs related to the sales of interment rights include property and other costs related to cemetery development activities that are specifically identified by project. At the completion of a project, costs are charged to operations as revenues are recognized. Costs related to merchandise and services are based on actual costs incurred or estimates of future costs necessary, including provisions for inflation when required.

The Company records a merchandise liability at the time it enters into a pre-need contract with a customer at the estimated cost to purchase the merchandise or provide the service. The merchandise liability is reduced when payment for the merchandise is made by the Company and title to the merchandise is transferred to the customer. Subsequently, the merchandise is either installed or stored, at the direction of the customer, at the vendor’s warehouse or a third-party warehouse at no additional cost to us. The merchandise liability is also reduced when the contracted service is performed by the Company. Allowances for customer cancellations arising from non-payment are provided at the date of sale based upon management’s estimates of expected cancellations and historical experience. Actual cancellation rates in the future may result in a change in estimate. Actual cancellations did not vary significantly from the estimates of expected cancellations at September 30, 2003 and September 30, 2004.

Pursuant to state law, a portion of the proceeds from cemetery merchandise or services sold on a pre-need basis is required to be paid into merchandise trusts. The Company defers investment earnings generated by the assets in these merchandise trusts (including realized gains and losses) until the associated merchandise is delivered or the services are performed. The fair value of the funds held in merchandise trusts at December 31, 2003 and September 30, 2004 was approximately $113.1 million and $117.6 million, respectively (see Note 5). In accordance with industry practice for periods ending prior to March 31, 2004, the Company did not consolidate these trust funds in the financial statements as the Company was not considered to have complete controlling financial interest in these trusts and the Company did not bear all of the risks and rewards of these trusts’ assets. However, the principal of the funds held in merchandise trusts was reflected during these periods as due from merchandise trusts at cost on the Company’s consolidated balance sheets and the earnings thereon are reflected in deferred cemetery revenues, net until such principal and earnings are recognized as revenues. As of March 31, 2004, the Company adopted Financial Accounting Standards Board Interpretation No. 46 and 46R (FIN 46R) which resulted in the consolidation of the merchandise trusts on the Company’s consolidated balance sheet at fair value (See Note 1, Accounting Change).

A portion of the proceeds from the sale of cemetery property is required by state law to be paid into perpetual care trusts. Earnings from the perpetual care trusts are recognized in current cemetery revenues and are used to defray cemetery maintenance costs, which are expensed as incurred. Funds held in perpetual care trusts at December 31, 2003 and September 30, 2004 were $120.8 million and $124.7 million, respectively (see Note 6). As of December 31, 2003, the principal of such perpetual care trust funds generally cannot be withdrawn by the Company and therefore was not included in the consolidated balance sheets as of December 31, 2003. As of March 31, 2004, the Company adopted FIN 46 and FIN 46R which resulted in the consolidation of the perpetual care trusts on the Company’s consolidated balance sheet at fair value (See Note 1, Accounting Change).

Cash and Cash Equivalents—The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Concentration of Credit Risk—The Company’s revenues and accounts receivable relate to the sale of products and services to a customer base that is almost entirely concentrated in the states where the Company has cemeteries and funeral homes. The Company extends credit based on an evaluation of a customer’s financial condition and it retains a security interest in any merchandise sold pursuant to the pre-need contracts. The consolidated balance sheets contain a provision for cancellations arising from non-payment in amounts determined based on historical experience and the judgment of Company’s management.

Inventories—Inventories, classified as other current assets on the Company’s consolidated balance sheets, include cemetery and funeral home merchandise and are valued at the lower of cost or net realizable value. Cost is determined primarily on a specific identification basis on a first-in, first-out basis. Inventories were approximately $0.7 million at December 31, 2003 and September 30, 2004.

Cemetery Property—Cemetery property consists of developed and undeveloped cemetery property and constructed mausoleum crypts and lawn crypts and is valued at cost, which is not in excess of market value.

Property and Equipment—Property and equipment is recorded at cost and depreciated on a straight-line basis. Maintenance and repairs are charged to expense as incurred, whereas additions and major replacements are capitalized and depreciation is recorded over their estimated useful lives as follows:

Buildings and improvements	10 to 40 years
Furniture and equipment	5 to 10 years
Leasehold improvements	over the term of the lease

For the nine months ended September 30, 2004 and 2003, depreciation expense was $3.6 million and $3.7 million, respectively.

Deferred Cemetery Revenues, Net—Revenues and all costs (including direct obtaining costs) associated with pre-need sales of cemetery merchandise and services are deferred until the merchandise is delivered or the services are performed. In addition, investment earnings generated by the assets included in the merchandise trusts are deferred until the associated merchandise is delivered or the services are performed. Deferred cemetery revenues, net, also includes deferred revenues from pre-need sales that were entered into by entities prior to the acquisition of those entities by the Company, including entities that were acquired by Cornerstone upon its formation in 1999. The Company provides for a reasonable profit margin for these deferred revenues (deferred margin) to account for the future costs of delivering products and providing services on pre-need contracts that the Company acquired through acquisition. Deferred margin amounts are deferred until the merchandise is delivered or services are performed.

Merchandise Liability—Merchandise liability accounts for merchandise and services that have been contracted for but not yet delivered or performed. This liability is recorded at the estimated cost and is expensed to cost of goods sold as merchandise is delivered and services are performed.

Impairment of Long-Lived Assets—The Company monitors the recoverability of long-lived assets, including cemetery property, property and equipment and other assets, based on estimates using factors such as current market value, future asset utilization, business and regulatory climate and future undiscounted cash flow expected to result from the use of the related assets. The Company’s policy is to evaluate an asset for impairment when events or circumstances indicate that a long-lived asset’s carrying value may not be recovered. An impairment charge is recorded to write-down the asset to its fair value if the sum of future undiscounted cash flows is less than the carrying value of the asset.

Due From Merchandise Trusts—Monies due from merchandise trusts are stated at cost. (See Note 5)

Income Taxes—The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. The tax effects of temporary differences between income for financial statement and income tax purposes are recognized in the financial statements. The differences arise primarily from receivables and depreciation.

Accounting Change

In January 2003 and December 2003, the FASB issued FASB Interpretation (FIN) No. 46 and No. 46 revised (FIN 46R), Consolidation of Variable Interest Entities: an Interpretation of Accounting Research Bulletin (ARB) No. 51. FIN 46 and FIN 46R clarify the application of ARB No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46R further defines the terms related to variable interest entities and clarifies if such entities should be consolidated. FIN 46R applies to enterprises that have a variable interest in variable interest entities and was effective for the first financial reporting period ending after March 15, 2004. The requirements of this interpretation, as revised, were applicable to the Company for the quarter ending March 31, 2004.

The adoption of FIN 46R resulted in the consolidation of the merchandise trusts (including the funeral trusts) and perpetual care trusts in the Company’s consolidated balance sheet, but did not change the legal relationships among the merchandise trusts and perpetual care trusts, the Company, and its holders of pre-need contracts. To the extent that the customers are the legal beneficiaries of the merchandise trusts, the Company recognizes a non-controlling interest in merchandise trusts. The principal in the perpetual care trusts is required by state law to be held in perpetuity and is not redeemable by the Company or the customers. Accordingly the equity interest in the perpetual care trusts is presented as a non-controlling interest in perpetual care trusts between the liabilities and stockholders’ equity in the Company’s consolidated balance sheet. The adoption of FIN 46R did not impact the Company’s net income or its consolidated statement of cash flows from operating, investing or financing activities.

Both the merchandise and perpetual care trusts hold investments in marketable securities which have been classified as available-for-sale. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, these investments are recorded at their fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of accumulated other comprehensive income in the Company’s consolidated balance sheet. Unrealized gains and losses of the merchandise trusts that are attributable to the Company that have not been earned through the performance of services or delivery of merchandise are reclassified from accumulated other comprehensive income to deferred cemetery revenues, net. Unrealized gains and losses of the merchandise trusts (including the funeral trusts) that are attributable to the non-controlling interest holders are reclassified from accumulated other comprehensive income and recognized as a non-controlling interest in merchandise trusts. Unrealized gains and losses of the perpetual care trusts are reclassified from accumulated other comprehensive income to non-controlling interest in perpetual care trusts.

The Company recognizes realized earnings of the merchandise trusts that are attributable to the Company that have been earned as other income in the Company’s consolidated statement of operations. Realized earnings of the merchandise trusts that are attributable to the Company that have not been earned through the performance of services or delivery of merchandise are recorded in deferred cemetery revenues, net, in the Company’s consolidated balance sheet. Realized earnings of the merchandise trusts (including the funeral trusts) that are attributable to non-controlling interest holders are recognized as a non-controlling interest in merchandise trusts. To the extent of qualifying cemetery maintenance costs, distributable earnings from the perpetual care trusts are recognized in cemetery revenues; otherwise realized earnings of the perpetual care trusts are recognized in other income.

The cemeteries that the Company operates under long-term management contracts are subject to consolidation in accordance with the provisions of FIN 46R. The Company’s historical policy to consolidate these entities did not change with the adoption of FIN 46R (See Note 1, Principles of Consolidation).

New Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of SFAS No. 150 had no effect on the Company’s consolidated financial statements.

In March 2004, the EITF ratified Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-01). EITF 03-01 provides guidance on the recognition and measurement of other-than-temporary impairments of debt and equity investments and requires certain disclosures related to unrealized losses. The recognition and measurement provisions of EITF 03-01 are effective for reporting periods beginning after June 15, 2004. The FASB has proposed FASB Staff Position (“FSP”) 03-1-a which provides guidance for the application paragraph 16 of EITF 03-1 to debt securities that are impaired because of interest rate and/or sector spread increases. In September 2004, the FASB issued FSP 03-1-1 to delay the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF Issue 03-1. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. During the period of the delay, an entity holding investments should continue to apply relevant “other-than-temporary” guidance, such as paragraph 16 of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, including the guidance referenced in footnote 4 of that paragraph, paragraph 6 of APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, and EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets,” as applicable. The delay of the effective date for paragraphs 10-20 of Issue 03-1 will be superseded concurrent with the final issuance of FSP EITF Issue 03-1-a. The disclosure guidance in paragraphs 21 and 22 of EITF Issue 03-1 remains effective. The adoption of EITF 03-01 did not have a material impact on the Company’s consolidated financial statements.

Use of Estimates—Preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenue and expense during the reporting periods. As a result, actual results could differ from those estimates. The most significant estimates in the financial statements are the allowance for cancellations, merchandise liability, deferred margin, deferred merchandise trust investment earnings, deferred obtaining costs and income taxes. Deferred margin, deferred merchandise trust investment earnings and deferred obtaining costs are included in deferred cemetery revenues, net, on the consolidated balance sheets.

Reclassifications—Certain amounts in the condensed consolidated financial statements for prior periods have been reclassified to conform to the current period presentation in the condensed consolidated financial statements.

Segment Reporting and Related Information—The Company has one reportable segment, death care services.

Disclosure of reported segment revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In Thousands)
Revenues:
Cemetery:
Sales	$11,610	$10,187	$36,229	$29,114
Services and other	5,144	5,438	17,130	16,461
Investment income, including realized gains from merchandise trusts and receivables	3,093	2,045	8,244	7,694
Deferred margin, recognized	847	641	2,187	2,470

Total cemetery revenues	20,694	18,311	63,790	55,739
Funeral home revenues	395	425	1,407	1,284

Total Revenues	$21,089	$18,736	$65,197	$57,023

2.	LONG-TERM ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

Long-term accounts receivable, net, consist of the following:

	September 30, 2004	December 31, 2003
	(In Thousands)
Customer receivables	$75,220	$73,473
Unearned finance income	(7,625)	(8,500)
Allowance for contract cancellations	(9,546)	(8,806)

	58,049	56,167
Less current portion – net of allowance	24,961	22,447

Long-term portion – net of allowance	$33,088	$33,720

Activity in the allowance for contract cancellations is as follows:

	September 30, 2004	December 31, 2003
	(In Thousands)
Balance – Beginning of period	$8,806	$8,037
Provision for cancellations	4,466	7,515
Charge-offs – net	(3,726)	(6,746)

Balance – End of period	$9,546	$8,806

3.	CEMETERY PROPERTY

Cemetery property consists of the following:

	September 30, 2004	December 31, 2003
	(In Thousands)
Developed land	$21,758	$22,992
Undeveloped land	98,081	98,075
Mausoleum crypts and lawn crypts	31,155	30,133

Total	$150,994	$151,200

4.	PROPERTIES AND EQUIPMENT

Major classes of property and equipment follow:

	September 30, 2004	December 31, 2003
	(In Thousands)
Building and Improvements	$20,797	$20,656
Furniture and Equipment	17,900	17,001

	38,697	37,657
Less: accumulated depreciation	(16,767)	(14,246)

Property and equipment – net	$21,930	$23,411

5.	PRE-NEED MERCHANDISE AND SERVICES, DUE FROM MERCHANDISE TRUSTS AND MERCHANDISE TRUSTS.

Cemetery—In connection with the pre-need sale of cemetery interment rights, merchandise and services, the customer typically enters into an installment contract with the Company. The contract is usually for a period not to exceed 60 months with payments of principal and interest required. Interest is imputed for contracts that do not bear a market rate of interest (at a rate of 5.75% during the year ended December 31, 2003 and during the nine months ended September 30, 2004). The Company establishes an allowance for cancellations due to non-payment at the date of sale based on historic experience and management’s estimates. The allowance is reviewed quarterly and changes in estimates are reflected for current and prior contracts as a result of recent cancellation experience. Actual cancellation rates in the future may result in a change in estimate.

The Company evaluates the collectibility of the assets held in merchandise trusts for impairment when the fair values of the assets are below the recorded asset balance. Assets are deemed to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts from the merchandise trust at the time such amounts are due. In those instances when the amount is deemed to be impaired, the merchandise trust is reduced to the currently estimated recoverable amount with a corresponding reduction to the associated deferred cemetery revenues balance. There is no income statement impact as long as deferred revenues are not below the estimated costs to deliver the underlying products or services. If the deferred revenue were to decrease below the estimated cost to deliver the underlying products or services, the Company would record a charge to earnings.

Amounts in merchandise trust receivable represent the current portion of the amounts in the merchandise trusts.

At December 31, 2003 the cost and market value associated with the assets held in merchandise trusts follows:

	Cost	Market
	(In Thousands)
Short-term investments	$7,092	$7,092
Fixed maturities	60,054	61,372
Equity securities	42,639	44,624

Total	$109,785	$113,088

At March 31, 2004, in accordance with FIN 46R, the Company consolidated the merchandise trusts. As a result the Company recorded the merchandise trusts as trust investments by reclassifying the amounts previously in “merchandise trust receivable,” approximately $2.6 million at March 31, 2004, and “due from merchandise trusts,” approximately $112.3 million at March 31, 2004, into “merchandise trusts, restricted, at fair value.” Additionally, the Company increased the “merchandise trusts, restricted, at fair value” account by $5.2 million to reflect the previously unrecognized net unrealized gains on investments held by the merchandise trusts as of March 31, 2004. The offset to this amount was initially recorded in other comprehensive income and then reclassified to deferred revenues.

At September 30, 2004, the cost and market value associated with the assets held in merchandise trusts follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
	(In Thousands)
Short-term investment	$10,554	$—	$—	$10,554
Fixed maturities:
U.S. Government and federal agency	3,130	22	(28)	3,124
U.S. State and local government and agency	1,997	30	(15)	2,012
Corporate debt securities	4,857	180	(131)	4,906
Other debt securities	66,875	432	(132)	67,175

Total fixed maturities	76,859	664	(306)	77,217

Equity securities	29,506	943	(631)	29,818

Total	$116,919	$1,607	$(937)	$117,589

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at September 30, 2004 is presented below:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Fixed maturities:
U.S. Government and federal agency	$1,747	$16	$640	$12	$2,387	$28
U.S. State and local government and agency	370	1	273	14	643	15
Corporate debt securities	1,612	103	378	28	1,990	131
Other debt securities	16,255	59	7,316	73	23,571	132

Total fixed maturities	19,984	179	8,607	127	28,591	306
Equity securities	12,334	168	1,914	463	14,248	631

Total	$32,318	$347	$10,521	$590	$42,839	$937

The Company considers various factors when considering if a decline in fair value of an asset is other than temporary, including but not limited to the length of time and magnitude of the unrealized loss; the volatility of the investment; the credit ratings of the issuers of the investments; and the Company’s intentions to sell or ability to hold the investments. At September 30, 2004, the Company has concluded that the declines in the fair values of the Company’s investments in fixed maturities and equity securities held by the merchandise trusts are temporary.

At December 31, 2003 and September 30, 2004, realized investment earnings related to funds held in merchandise trusts that were deferred were $16.9 million, and $20.0 million, respectively. The realized investment earnings recognized in the consolidated statements of operations as cemetery revenues related to these merchandise trusts were $3.0 million and $3.3 million, for the nine months ended September 30, 2003 and 2004, respectively.

Funeral Home—Prearranged funeral home services provide for future funeral home services generally determined by prices prevailing at the time that the contract is signed. A portion of the payments made under funeral home pre-need contracts is placed in funeral trusts. Amounts used to defray the initial cost of administration are not placed in trust. The balance of the amounts in the trusts totaled approximately $0.7 million at December 31, 2003, and approximately $0.8 million at September 30, 2004 and are included within the merchandise trusts above. Funeral trust principal, together with investment earnings retained in trust, are deferred until the service is performed. Upon performance of the contracted funeral home service, the Company recognizes the funeral trust principal amount together with the accumulated trust earnings as funeral home revenues.

6.	PERPETUAL CARE TRUSTS.

At December 31, 2003, the perpetual care trusts, which are not reflected on the Company’s consolidated balance sheets, are stated at estimated fair value and were composed of the following investment categories (in thousands):

Short-term investments	$5,142
Fixed maturities	89,795
Equity securities	25,393
Other	493

Total	$120,823

At March 31, 2004, in accordance with FIN 46R, the Company consolidated the perpetual care trusts. As a result, the Company now records the perpetual care trusts, at fair value, as trust investments.

At September 30, 2004 the cost and market value associated with the assets held in perpetual care trust follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
	(In Thousands)
Short-term investment	$5,144	$—	$—	$5,144
Fixed maturities
U.S. Government and federal agency	3,366	71	(23)	3,414
U.S. State and local government and agency	1,832	28	(7)	1,853
Corporate debt securities	10,410	533	(243)	10,700
Other debt securities	79,953	3,143	(5,754)	77,342

Total fixed maturities	95,561	3,775	(6,027)	93,309

Equity securities	22,324	3,959	(59)	26,224

Total	$123,029	$7,734	$(6,086)	$124,677

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at September 30, 2004 held in perpetual care trusts is presented below:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Fixed maturities:
U.S. Government and federal agency	$1,135	$7	$736	$16	$1,871	$23
U.S. State and local government and agency	851	6	55	1	906	7
Corporate debt securities	2,807	222	774	21	3,581	243
Other debt securities	66	5	8,216	5,749	8,282	5,754

Total fixed maturities	4,859	240	9,781	5,787	14,640	6,027
Equity securities	633	56	307	3	940	59

Total	5,492	296	10,088	5,790	15,580	6,086

The Company considers various factors when considering if a decline in fair value of an asset is other than temporary, including but not limited to the length of time and magnitude of the unrealized loss; the volatility of the investment; the credit ratings of the issuers of the investments; and the Company’s intentions to sell or ability to hold the investments. At September 30, 2004 the Company has concluded that the declines in the fair values of the Company’s investments in fixed maturities and equity securities held in perpetual care trusts are temporary.

The Company recorded income from perpetual care trusts of $4.7 million and $5.0 million for the nine months ended September 30, 2003 and 2004, respectively. This income is classified as cemetery revenues in the consolidated statements of operations.

7.	LONG-TERM DEBT

The following is a summary of debt outstanding at:

	September 30, 2004	December 31, 2003
	(In Thousands)
Term loan, due June 30, 2005 (interest rate—8.0%)	$—	$106,550
Revolving credit facility, due June 30, 2005 (interest rate—5.17%)	—	21,500
Note payable, due July 1, 2006, less unamortized discount of $97 at December 31, 2003 (interest rate—5.20%)	—	603
Note payable, due July 1, 2006, less unamortized discount of $162 at December 31, 2003 (interest rate—5.20%)	—	1,577
Note payable, due 2004 (non-interest bearing, imputed interest between 5.25% and 8.30%)	72	381
Note payable, due 2005 (non-interest bearing, imputed interest between 5.25% and 8.30%)	86	86
Note payable, due 2006 (non-interest bearing, imputed interest 5.0%)	5	5
Note payable, due 2007 (non-interest bearing, imputed interest 5.0%)	6	6
Senior secured notes, due 2009 (interest rate—7.66%)	80,000	—

Total	80,169	130,708
Less current portion	169	7,814

Long-term portion	$80,000	$122,894

On March 31, 1999, the Company entered into a $200.0 million credit facility with a group of banks and Wachovia Bank, formerly First Union National Bank, as administrative and collateral agent. The credit facility consisted of a $100.0 million term loan and a $100.0 million revolving credit facility. The proceeds of the term loan and $27.5 million of the revolving credit facility were used by the Company to finance the acquisition of 123 cemeteries and 4 funeral homes from The Loewen Group, Inc. (see Note 1).

On April 8, 2004, the Company amended and restated its credit agreement. This amendment extended the Company’s then existing revolving credit facility maturity date to June 2005 from September 2004. This amendment also changed the quarterly principal payments on the term loan from $7.5 million per quarter beginning June 2004 through March 31, 2005 and $21.5 million per quarter beginning April 1 through December 31, 2005 with the balance to be paid in full March 31, 2006 to $1.25 million due on March 2004 and $2.0 million due quarterly from June 2004 through March 2005 with the remainder due June 2005. The Company paid approximately $1.4 million in fees to the banks in connection with this refinancing.

On September 20, 2004, concurrent with the closing of the Partnership’s initial public offering, StoneMor Operating LLC and its subsidiaries issued and sold $80.0 million aggregate principal amount of senior secured notes. The senior secured notes bear interest at a rate of 7.66% per annum and mature in 2009. The senior secured notes rank pari passu with all of our other senior secured debt, including the revolving credit facility and the acquisition facility, subject to the description of the collateral securing the senior secured notes described below. The senior secured notes are guaranteed by the Partnership, the general partner of the Partnership and any future subsidiaries of StoneMor Operating LLC. Obligations under the senior secured notes are secured by a first priority lien and security interest covering substantially all of the assets of the issuers of the senior secured notes, whether then owned or thereafter acquired, other than specified receivable rights and a second priority lien and security interest covering those specified receivable rights, each as described above, of such issuers, whether then owned or thereafter acquired.

On September 20, 2004, concurrent with the closing of the Partnership’s initial public offering, StoneMor Operating LLC and its subsidiaries entered into a new $35.0 million credit facility with a group of banks. This credit facility consists of a $12.5 million revolving credit line and a $22.5 million acquisition line of credit. Borrowings under the revolving credit line are due and payable on September 20, 2007, and borrowings under the acquisition line of credit are due and payable on September 20, 2008. Depending on the type of loan, this credit facility bears interest at the Base Rate or the Eurodollar Rate, plus applicable margins ranging from 0.00% to 1% and 2.5% to 3.5% per annum, respectively, depending on our ratio of total debt to consolidated EBIDTA, as defined. The Base Rate is the higher of the federal funds rate plus 0.05% or the prime rate announced by Fleet National Bank, a Bank of America Company. The Eurodollar Rate is to be determined by the administrative agent according to the new credit facility. As of September 30, 2004, we had no outstanding borrowings under this credit facility.

Borrowings under the credit facility will rank pari passu with all of our other senior secured debt, including the senior secured notes, subject to the description of the collateral securing the credit facility described below. Borrowings under the credit facility will be guaranteed by the Partnership and the general partner of the Partnership.

Our obligations under the revolving facility will be secured by a first priority lien and security interest in specified receivable rights, whether then owned or thereafter acquired, of the borrower and the guarantors and by a second priority lien and security interest in substantially all assets other than those receivable rights of the borrower and the guarantors, excluding trust accounts and certain proceeds required by law to be placed into such trust accounts and funds held in trust accounts, our general partner’s interest in the Partnership and our general partner’s incentive distribution rights under the Partnership’s partnership agreement. These assets secure the acquisition facility and our senior secured notes. The specified receivable rights include all accounts and other rights to payment arising under customer contracts or agreements (other than amounts required to be deposited into merchandise and perpetual care trusts) or management agreements, and all inventory, general intangibles and other rights reasonably related to the collection and performance of these accounts and rights to payment.

Our obligations under the acquisition facility will be secured by a first priority lien and security interest in substantially all assets, whether then owned or thereafter acquired, other than specified receivable rights of the borrower and the guarantors, excluding trust accounts and certain proceeds required by law to be placed into such trust accounts and funds held in trust accounts, our general partner’s interest in the Partnership and our general partner’s incentive distribution rights under the Partnership’s partnership agreement, and a secondary priority lien and security interest in those specified receivable rights of the borrower and the guarantors. The senior secured notes will share pari passu in the collateral securing the acquisition facility.

The agreements governing the revolving credit facility, the acquisition line of credit and the senior secured notes contain restrictive covenants that, among other things, prohibit distributions upon defined events of default, restrict investments and sales of assets and require us to maintain certain financial covenants, including specified financial ratios.

Deferred financing costs as of December 31, 2003 consisted of approximately $10.6 million of debt issuance costs, less accumulated amortization of approximately $7.1 million. These costs were incurred in connection with the issuance and syndication of the Company’s debt during October 1999.

In September 2004, the remaining deferred financing cost associated with the previous outstanding debt was expensed in the amount of $3.9 million. Deferred financing cost relating to our new credit facility and senior secured notes totaled approximately $2.8 million.

8.	INCOME TAXES

As of December 31, 2003, the Company had a federal net operating loss carryover of approximately $20.2 million, which will begin to expire in 2019. As of December 31, 2003, the Company also had a state net operating loss carryforward of approximately $72.5 million, which will begin to expire in 2004.

StoneMor is expected to be treated as a partnership for federal income tax purposes. To be treated as a partnership for federal income tax purposes, at least 90% of the Company’s gross income must be qualifying income under Section 7704 of the Internal Revenue Code. It is estimated the Company will pay approximately $0.6 million in state taxes as part of the conversion of Cornerstone from a corporation to a limited liability company, CFSI LLC, in connection with the transfer of the Company’s operations to StoneMor Partners L.P. Going forward the Company is expected to pay no federal income taxes as a partnership. Future tax provisions will relate to the earnings of the Company’s taxable corporate subsidiaries.

The provision for income taxes for the nine months ended September 30, 2003 and 2004 is based upon the estimated annual effective tax rates to be applicable to the Company for 2003 and expected for 2004, respectively.

9.	DEFERRED CEMETERY REVENUES – NET

In accordance with SAB No. 101, the Company defers the revenues and all direct costs associated with the sale of pre-need cemetery merchandise and services until the merchandise is delivered or the services are performed. The Company also defers the costs to obtain new pre-need cemetery and new prearranged funeral business as well as the investment earnings on the prearranged services and merchandise trusts (see Note 1).

At December 31, 2003 and September 30, 2004, deferred cemetery revenues, net, consisted of the following:

	September 30, 2004	December 31, 2003
	(In Thousands)
Cemetery revenue	$124,958	$113,578
Merchandise trust revenue	20,045	16,972
Pre-acquisition margin	26,860	29,023
Cost of goods sold	(19,925)	(18,795)
Selling and obtaining costs	(28,635)	(25,545)

Total	$123,303	$115,233

10.	COMMITMENTS AND CONTINGENCIES

Legal—The Company is party to legal proceedings in the ordinary course of its business but does not expect the outcome of any proceedings, individually or in the aggregate, to have a material adverse effect on the Company’s financial position, results of operations or liquidity.

During December 2002, the Company entered into a settlement agreement with Alderwoods Group, Inc. (“Alderwoods”) (formerly The Loewen Group, Inc.) related to the dispute concerning the working capital and trust adjustment contained in the purchase agreement between the two companies dated March 31, 1999. The Company and two of its officers were required to pay Alderwoods a total of $2.8 million. The Company’s share of the settlement totaled $2.0 million, of which $0.6 million was paid in December 2002 and $1.4 million was paid in January 2003. The amounts accrued and paid by the Company have been added to cemetery property as an adjustment of the original purchase price.

Leases—At December 31, 2003, the Company was committed to operating lease payments for premises (the corporate headquarters was leased from a related party during the year ended December 31, 2003), automobiles and office equipment under various operating leases with initial terms ranging from one to five years and options to renew at varying terms. Expenses under operating leases were $0.4 million for the nine months ended September 30, 2003 and 2004.

At September 30, 2004, operating leases will result in future payments in the following approximate amounts (in thousands):

2004	$126
2005	402
2006	412
2007	422
2008	402
Thereafter	2,058

Total	$3,822

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

On April 2, 2004, StoneMor Partners L.P. (“StoneMor” or the “Partnership”) was created to own and operate the cemetery and funeral home business conducted by Cornerstone Family Services, Inc. (“Cornerstone”) and its subsidiaries. On September 20, 2004, in connection with the initial public offering by the Partnership of common units representing limited partner interests. Cornerstone contributed to the Partnership substantially all of the assets, liabilities and businesses owned and operated by it, and then converted into CFSI LLC, a limited liability company. This transfer represented a reorganization of entities under common control and was recorded at historical cost. In exchange for these assets, liabilities and businesses, CFSI LLC received 564,782 common units and 4,239,782 subordinated units representing limited partner interests in the Partnership.

Cornerstone was founded in 1999 by members of our management team and a private equity investment firm, which we refer to as McCown De Leeuw, in order to acquire a group of 123 cemetery properties and 4 funeral homes. Since that time, Cornerstone acquired ten additional cemeteries and one funeral home, built two funeral homes and sold one cemetery.

Initial Public Offering. On September 20, 2004, StoneMor completed its initial public offering of 3,675,000 common units at a price of $20.50 per unit representing a 42.5% interest in us. On September 23, 2004, StoneMor sold an additional 551,250 common units to the underwriters in connection with the exercise of their over-allotment option and redeemed an equal number of common units from CFSI LLC at a cost of $5.3 million, making a total of 4,239,782 common units outstanding. Total gross proceeds from these sales were $86.6 million, before offering costs and underwriting discounts. The net proceeds to the Partnership, after deducting underwriting discounts but before paying offering costs, from these sales of common units was $80.8 million. Concurrent with the initial public offering, the Partnership’s wholly owned subsidiary, StoneMor Operating LLC, and its subsidiaries, all as borrowers, issued and sold $80.0 million in aggregate principal amount of senior secured notes in a private placement and entered into a $12.5 million revolving credit facility and a $22.5 million acquisition facility with a group of banks. The net proceeds of the initial public offering and the sale of senior secured notes were used to repay the debt and associated accrued interest of approximately $135.1 million of CFSI LLC and $14.6 million of fees and expenses associated with the initial public offering and the sale of senior secured notes. The remaining funds have been reserved for general partnership purposes, including the construction of mausoleum crypts and lawn crypts and the purchases of equipment needed to install burial vaults. One-half of the net proceeds of the sale of common units upon the exercise of the over-allotment option was used to redeem an equal number of common units from CFSI LLC, and one-half has been reserved for general partnership purposes. The proceeds received by the Partnership and its subsidiaries from the sales of common units and senior secured notes and the use of these proceeds is summarized as follows (in thousands):

Proceeds received:
Sale of 4,226,250 common units at $20.50 per unit	$86,638
Issuance of senior secured notes	80,000

Total proceeds received	$166,638
Use of proceeds from sale of common units
Underwriting discount	$5,849
Professional fees and other offering costs	7,432
Repayment of debt and accrued interest	56,361
Redemption of 551,250 units from CFSI LLC	5,255
Reserve for general partnership purposes	11,741

Total use of proceeds from the sale of common units	$86,638
Use of proceeds from the issuance of senior secured notes
Private placement fee	$1,076
Other debt issuance costs	215
Repayment of debt	78,709

Total use of proceeds from the issuance of senior secured notes	80,000

Total use of proceeds	$166,638

We are an owner and operator of cemeteries in the United States of America. As of September 30, 2004, the Company operated 132 cemeteries in 12 states, located primarily in the eastern United States of America. The Company owns 121 of these cemeteries and operates the remaining 11 under long-term management agreements with cemetery associations that own the cemeteries. As a result of the agreements and other control arrangements, StoneMor consolidates the results of the 11 managed cemeteries in our historical consolidated financial statements.

StoneMor sells cemetery products and services both at the time of death, which the Company refers to as at-need, and prior to the time of death, which the Company refers to as pre-need. During the first nine months of 2004, StoneMor performed over 16,600 burials and sold more then 11,800 interment rights (net of cancellations) compared to 16,500 and 11,600, respectively for the same period of 2003.

Cemetery Operations

Sources of Revenues. Our results of operations are determined primarily by the volume of sales of products and services and the timing of product delivery and performance of services. We derive our revenues primarily from:

•	at-need sales of cemetery interment rights, merchandise and services, which we recognize as revenues at the time of sale;

•	pre-need sales of cemetery interment rights, which we generally recognize as revenues when we have collected 10% of the sales price from the customer;

•	pre-need sales of cemetery merchandise, which we recognize as revenues when we satisfy the criteria specified below for delivery of the merchandise to the customer;

•	pre-need sales of cemetery services, other than perpetual care services, which we recognize as revenues when we perform the services for the customer;

•	accumulated merchandise trust earnings related to the delivery of pre-need cemetery merchandise and the performance of pre-need cemetery services, which we recognize as revenues when we deliver the merchandise or perform the services;

•	income from perpetual care trusts, which we recognize as revenues as the income is earned in the trust; and

•	other items, such as interest income on pre-need installment contracts and sales of land.

Revenues from pre-need sales of cemetery merchandise and the related accumulated merchandise trust earnings are deferred until the merchandise is “delivered” to the customer, which generally means that:

•	the merchandise is complete and ready for installation or, in the case of merchandise other than burial vaults, storage on third-party premises;

•	the merchandise is either installed or stored at an off-site location, at no additional cost to us, and specifically identified with a particular customer, except as described below; and

•	the risks and rewards of ownership have passed to the customer.

We generally satisfy these delivery criteria by purchasing the merchandise and either installing it on our cemetery property or storing it, at the customer’s request, in third-party warehouses, at no additional cost to us, until the time of need. With respect to burial vaults, we install the vaults rather than storing them to satisfy the delivery criteria. When merchandise is stored for a customer, we may issue a certificate of ownership to the customer to evidence the transfer to the customer of the risks and rewards of ownership.

Deferred Cemetery Revenues, Net. Deferred revenues from pre-need sales and related merchandise trust earnings are reflected on our balance sheet in deferred cemetery revenues, net, until we recognize the amounts as revenues. Deferred cemetery revenues, net, also includes deferred revenues from pre-need sales that were entered into by entities we acquired prior to the time we acquired them. These entities include those that we acquired at the time of the formation of Cornerstone and other entities we subsequently acquired. We recognize revenues from these acquired pre-need sales in the manner described above—that is, when we deliver the merchandise to, or perform the services for, the customer. Our profit margin on these pre-need sales is generally less than our profit margin on other pre-need sales because, in accordance with industry practice at the time these acquired pre-need sales were made, none of the selling expenses were recognized at the time of sale. As a result, we are required to recognize all of the expenses (including deferred selling expenses) associated with these acquired pre-need sale when we recognize the revenues from that sale. Under current industry practice, we recognize certain expenses, such as indirect selling costs, maintenance costs and general and administrative costs, at the time the pre-need sale is made and defer other expenses, such as direct selling costs and costs of goods sold, until we recognize revenues on the sale. As a result, our profit margin on current pre-need sales is generally higher than on the pre-need sales we acquired.

Funeral Home Operations

We also derive revenues from the sale of funeral home merchandise, including caskets and related funeral merchandise, and services, including removal and preparation of remains, the use of our facilities for visitation, worship and performance of funeral services and transportation services. These services and merchandise are sold by us almost exclusively at the time of need by salaried licensed funeral directors.

We generally include revenues from pre-need casket sales in the results of our cemetery operations. However, some states require that caskets be sold by funeral homes, and revenues from casket sales in those states are included in our funeral home results. We do not report the results of our funeral home operations as a separate business segment.

Each of our seven funeral homes is located on the grounds of one of the cemeteries that we own. As a result, we are able to combine certain general and administrative expenses that relate to both the cemetery and the funeral home at the same location. Our other funeral home operating expenses consist primarily of compensation to our funeral directors and the cost of caskets.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on the Company’s historical consolidated financial statements. We prepared these financial statements in conformity with GAAP. The preparation of these financial statements required us to make estimates, judgments and assumptions that affected the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We based our estimates, judgments and assumptions on historical experience and known facts and other assumptions that we believed to be reasonable under the circumstances. In future periods, we expect to make similar estimates, judgments and assumptions on the same basis as we have historically. Our actual results in future periods may differ from these estimates under different assumptions and conditions. We believe that the following accounting policies or estimates had or will have the greatest potential impact on our consolidated financial statements for the periods discussed and for future periods.

Revenue Recognition. At-need sales of cemetery interment rights, merchandise and services and at-need sales of funeral home merchandise and services are recognized as revenues when the interment rights or merchandise is delivered or the services are performed.

Revenues from pre-need sales of cemetery interment rights in constructed burial property are deferred until at least 10% of the sales price has been collected. Revenues from pre-need sales of cemetery interment rights in unconstructed burial property, such as mausoleum crypts and lawn crypts, are deferred until at least 10% of the sales price has been collected, at which time revenues are recognized using the percentage-of-completion method of accounting. The percentage-of-completion method of accounting requires us to estimate the percentage of completion as of the balance sheet date and future costs (including estimates for future inflation). Changes to our estimates of the percentage of completion or the related future costs would impact the amount of recognized and deferred revenues.

Revenues from pre-need sales of cemetery merchandise and services are deferred until the merchandise is delivered or the services are performed. Investment earnings generated by funds required to be deposited into merchandise trusts, including realized gains and losses, in connection with pre-need sales of cemetery merchandise and services are deferred until the associated merchandise is delivered or the services are performed.

We defer recognition of the direct costs associated with pre-need sales of cemetery products and services. Direct costs are those costs that vary with and are directly related to obtaining new pre-need cemetery business and the actual cost of the products and services we sell. Direct costs are expensed when the related revenues are recognized. Until that time, direct costs are reflected on our balance sheet in deferred cemetery revenues, net.

Allowance for Cancellations. Allowances for cancellations arising from non-payment of pre-need contracts are estimated at the date of sale based upon our historical cancellation experience. Due to the number of estimates and projections used in determining an expected cancellation rate and the possibility of changes in collection patterns resulting from modifications to our collection policies or contract terms, actual collections could differ from these estimates.

Impairment of Long-Lived Assets. We monitor the recoverability of long-lived assets, including cemetery property, property and equipment and other assets, based on estimates using factors such as current market value, future asset utilization, business and regulatory climate and future undiscounted cash flows expected to result from the use of the related assets. Our policy is to record an impairment loss in the period when it is determined that the sum of future undiscounted cash flows is less than the carrying value of the asset. Modifications to our estimates could result in our recording impairment charges in future periods.

Property and Equipment. Property and equipment is recorded at cost and depreciated on a straight-line basis. Maintenance and repairs are charged to expense as incurred, whereas additions and major replacements are capitalized and depreciated over the estimated useful life of the asset. We estimate that the useful lives of our buildings and improvements are 10 to 40 years, that the useful lives of our furniture and equipment are 5 to 10 years and that the useful lives of our leasehold improvements are the respective terms of the leases. These estimates could be impacted in the future by changes in market conditions or other factors.

Income Taxes. We make estimates and judgments to calculate some of our tax liabilities and determine the recoverability of some of our deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenues and expenses. We also estimate a reserve for deferred tax assets if, based on the available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods.

In evaluating our ability to recover deferred tax assets, we consider all available positive and negative evidence, including our past operating results, recent cumulative losses and our forecast of future taxable income. In determining future taxable income, we make assumptions for the amount of taxable income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require us to make judgments about our future taxable income and are consistent with the plans and estimates we use to manage our business. Any reduction in estimated future taxable income may require us to record an additional valuation allowance against our deferred tax assets. An increase in the valuation allowance would result in additional income tax expense in the period and could have a significant impact on our future earnings.

From and after the closing of our initial public offering on September 20, 2004, we expect to reduce the amount of our future taxable income as a result of the change in our treatment to a partnership for U.S. federal tax purposes. However, some of our operations will be continue to be conducted through corporate subsidiaries that will be subject to applicable U.S. federal and state income taxes. Accordingly, changes in our income tax plans and estimates may impact our earnings in future periods.

As of December 31, 2003, Cornerstone, our predecessor, and its affiliated group of corporate subsidiaries had a consolidated federal net operating loss carryover of approximately $20.2 million, and we expect our subsidiaries to have a federal net operating loss carryover of approximately $35.0 million. These net operating losses will begin to expire in 2019 and are available to reduce future taxable income of our taxable subsidiaries which would otherwise be subject to federal income taxes. Our ability to use such federal net operating losses may be limited by changes in the ownership of our units deemed to result in an “ownership change” under the applicable provisions of the Internal Revenue Code.

For additional information about, among other things, our pre-need sales, at-need sales, trusting requirements, cash flow, expenses and operations, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Partnership’s Prospectus dated September 14, 2004 and filed with the SEC (the “Prospectus”).

Recent Accounting Pronouncements

In January 2003 and December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (FIN) No. 46 and 46 revised, “Consolidation of Variable Interest Entities: an Interpretation of Accounting Research Bulletin (ARB) No. 51.” FIN 46R clarifies the application of ARB No. 51, “Consolidated

Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46R defines the terms related to variable interest entities and clarifies whether such entities should be consolidated. FIN 46R applies to enterprises that have a variable interest in variable interest entities and is effective for the first financial reporting period ending after March 15, 2004. The requirements of this interpretation, as revised, have been applicable to us since the quarter ending March 31, 2004.

The adoption of FIN 46R resulted in the consolidation of the merchandise trusts and perpetual care trusts in our consolidated balance sheet after such adoption, but did not change the legal relationships among the merchandise trusts, the perpetual care trusts, holders of our pre-need contracts and us. The implementation of FIN 46R had no impact on our net loss or cash flows from operating, investing or financing activities for the three and nine months ended September 30, 2004. See Note 1 to our unaudited condensed consolidated financial statements for a further discussion of the adoption of FIN 46R.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability or, in some circumstances, an asset. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Implementation of SFAS No. 150 had no effect on our consolidated financial statements in 2003.

In March 2004, the EITF ratified Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-01). EITF 03-01 provides guidance on the recognition and measurement of other-than-temporary impairments of debt and equity investments and requires certain disclosures related to unrealized losses. The recognition and measurement provisions of EITF 03-01 are effective for reporting periods beginning after June 15, 2004. The FASB has proposed FASB Staff Position (“FSP”) 03-1-a which provides guidance for the application paragraph 16 of EITF 03-1 to debt securities that are impaired because of interest rate and/or sector spread increases. In September 2004, the FASB issued FSP 03-1-1 to delay the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF Issue 03-1. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. During the period of the delay, an entity holding investments should continue to apply relevant “other-than-temporary” guidance, such as paragraph 16 of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, including the guidance referenced in footnote 4 of that paragraph, paragraph 6 of APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, and EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets,” as applicable. The delay of the effective date for paragraphs 10-20 of Issue 03-1 will be superseded concurrent with the final issuance of FSP EITF Issue 03-1-a. The disclosure guidance in paragraphs 21 and 22 of EITF Issue 03-1 remains effective. The adoption of EITF 03-01 did not have a material impact on the Company’s consolidated financial statements.

Risk Factors

Readers of the Quarterly Report on Form 10-Q are referred to the Prospectus for additional information concerning factors, risks and uncertainties with respect to the Partnership’s business, taxes, an investment in the Partnership’s common units and laws, rules and regulations affecting the Partnership.

Basis of Presentation

The following discussion and analysis is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 – Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies – to the unaudited condensed consolidated financial statements included in this report contains a summary of our significant accounting policies. This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q (including the notes thereto).

Results of Operations

The following table summarizes our results of operations for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Statement of Operations Data:
Revenues:
Cemetery	$20,694	$18,311	$63,790	$55,739
Funeral home	395	425	1,407	1,284

Total revenues	21,089	18,736	65,197	57,023

Costs and expenses:
Cost of goods sold (exclusive of depreciation shown separately below):
Land and crypts	1,398	1,306	3,622	3,710
Perpetual care	686	642	2,036	1,921
Merchandise	1,012	665	3,634	2,461
Cemetery expense	5,031	4,489	14,765	13,088
Selling expense	4,413	3,955	13,958	11,609
General and administrative expense	2,489	2,293	7,353	6,910
Corporate overhead (including $433 in stock-based compensation in 2004)	2,968	2,819	7,959	7,524
Depreciation and amortization	1,073	1,294	3,554	3,667
Funeral home expense	419	359	1,309	1,100
Expense related to refinancing	4,200	—	4,200	—
Interest expense	2,623	2,629	7,907	8,696
Income taxes (benefit)	(724)	2,419	214	2,382

Net loss	$(4,499)	$(4,134)	$(5,314)	$(6,045)

The following table presents supplemental operating data as of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Operating Data:
Interments performed	5,315	5,351	16,653	16,510
Cemetery revenues per interment performed	$4,158	$3,662	$3,915	$3,454
Interment rights sold (1):
Lots	3,370	3,462	9,933	9,467
Mausoleum crypts (including pre-construction)	441	561	1,493	1,782
Niches	107	115	387	358

Total interment rights sold	3,918	4,138	11,813	11,607

Cemetery revenues per interment right sold (1)	$5,640	$4,735	$5,519	$4,913
Number of contracts written	11,214	11,644	35,091	36,541
Aggregate contract amount, in thousands (excluding interest)	$22,306	$22,270	$69,822	$69,166
Average amount per contract (excluding interest)	$1,989	$1,913	$1,990	$1,893
Number of pre-need contracts written	5,237	5,347	16,148	17,152
Aggregate pre-need contract amount, in thousands (excluding interest)	$14,674	$14,953	$45,864	$46,689
Average amount per pre-need contract (excluding interest)	$2,802	$2,797	$2,840	$2,722
Number of at-need contracts written	5,977	6,297	18,943	19,389
Aggregate at-need contract amount, in thousands	$7,632	$7,317	$23,958	$22,477
Average amount per at-need contract	$1,277	$1,162	$1,265	$1,159

(1)	Net of cancellations. Counts the sale of a double-depth burial lot as the sale of two interment rights.

Three Months Ended September 30, 2004 versus Three Months Ended September 30, 2003

Cemetery Revenues. Cemetery revenues were $20.7 million in the three months ended September 30, 2004, an increase of $2.4 million, or 13.0%, as compared to $18.3 million in the same period of 2003. Cemetery revenues from pre-need sales, including interest income from pre-need installment contracts and investment income from trusts, were $13.4 million in the three months ended September 30, 2004, an increase of $2.3 million, or 20.7%, as compared to $11.1 million in the same period of 2003. The increase primarily resulted from more casket deliveries ($1.5 million), performance of more initial opening and closings ($0.7 million), and more vault deliveries ($0.7 million). An additional contribution to the increase in cemetery revenue from pre-need sales was higher accumulated earnings from merchandise trusts allocated to the pre-need products delivered during the quarter ended September 30, 2004. Total revenues from merchandise and perpetual care trust for the three months ended September 30, 2004 were higher by $1.0 million than the same period in 2003. The increase in the deliveries of pre-need products and services in the three months ended September 30, 2004 was a result of management’s continuation of cash flow management initiatives implemented in 2003. These increases were offset by a decrease in deliveries of monument bases and markers of $1.7 million.

Cemetery revenues from at-need sales in the three months ended September 30, 2004 were $7.0 million, an increase of $0.4 million, or 6.0%, as compared to $6.6 million in the same period of 2003. The increase in cemetery revenues from at-need sales was primarily attributable to higher sales of monument bases and markers of $0.1 million, higher sales of at-need mausoleum crypts of $0.1 million and higher sales of at-need interment rights of $0.1 million.

Other cemetery revenues were $0.3 million in the three months ended September 30, 2004, a decrease of $0.3 million, or 50.0%, from $0.6 million in the same period of 2003. The decrease in other cemetery revenues was primarily attributable to a decrease in one-time sales of undeveloped land for net proceeds of $0.3 million.

Costs of Goods Sold. Cost of goods sold was $3.1 million in the three months ended September 30, 2004, an increase of $0.5 million, or 18.5%, as compared to $2.6 million in the comparable period of 2003. As a percentage of cemetery revenues, cost of goods sold increased to 15.0% in the three months ended September 30, 2004 from 14.3% in the same period of 2003. The increase in cost of goods sold as a percentage of cemetery revenues was attributable to lower gross profit margin achieved on the sale of interment rights (lots and mausoleums) and markers and monument bases. The gross profit margin on lots was 69.9% in the three months ended September 30, 2003 as compared to 67.2% in the three months ended September 30, 2004. The gross profit margin on mausoleums was 67.1% in the three months ended September 30, 2003 as compared to 64.8% in the three months ended September 30, 2004. The gross profit margin associated with the deliveries of markers and monument bases was 80.2% in the three months ended September 30, 2003 as compared to 77.9% in the three months ended September 30, 2004. This increase was partially offset by improving our margin on casket deliveries in the three months ended September 30, 2004 of 76.5% compared to the margin on casket deliveries in the three months ended September 30, 2003 of 71.5%.

Selling Expense. Total selling expense was $4.4 million in the three months ended September 30, 2004, an increase of $0.4 million, or 11.6%, as compared to $4.0 million in the same period of 2003. Sales commissions and other compensation expenses contributed $3.2 million to total selling expense during the three months ended September 30, 2004, an increase of $0.4 million, or 16.5%, compared to $2.8 million in the same period of 2003. As a percentage of pre-need sales, sales commissions and other compensation expenses were 34.9% in the three months ended September 30, 2004, as compared to 34.8% in the same period of the prior year. This increase is primarily attributable to higher commissions and bonuses relating to a higher level of product deliveries. Indirect selling expenses were $1.2 million during the three months ended September 30, 2004, remaining at the same level as those in the same period of 2003.

Cemetery Expense. Cemetery expense was $5.0 million in the three months ended September 30, 2004, an increase of $0.5 million, or 12.1%, as compared to $4.5 million in the same period of 2003. This increase was primarily due to an increase in cemetery maintenance costs of $0.2 million, medical benefit costs of $0.1 million, and payroll expenses of $0.1 million.

General and Administrative Expense. General and administrative expense was $2.5 million in the three months ended September 30, 2004, an increase of $0.2 million, or 8.5%, as compared to $2.3 million in the same period of 2003. The increase was primarily attributable to an increase in higher medical benefits costs of $0.1 million and office supplies of $0.1 million.

Funeral Home Revenues and Expense. Funeral home revenues were $0.4 million in the three months ended September 30, 2004 unchanged from the same period of the prior year. Funeral home expense was $0.4 million in the three months ended September 30, 2004 unchanged from the same period of the prior year.

Corporate Overhead. Corporate overhead was $3.0 million in the three months ended September 30, 2004, an increase of $0.2 million, or 5.3%, as compared to $2.8 million in the same period of 2003. The increase was primarily attributable to higher payroll and medical benefit costs of approximately $0.1 million and higher operating costs of $0.1 million.

Depreciation and Amortization. Depreciation and amortization was $1.1 million in the three months ended September 30, 2004, a decrease of $0.2 million, or 17.1%, as compared to $1.3 million in the same period of 2003. The decrease was primarily due to lower depreciation expenses for vehicles and cemetery equipment placed in service prior to 2003.

Interest Expense. Interest expense was $2.6 million in the three months ended September 30, 2004, unchanged compared to same period of the prior year.

Provision (Benefit) for Income Taxes. Benefit from income taxes was $0.7 million in the three months ended September 30, 2004 as compared to a provision for income taxes of $2.4 million during the three months ended September 30, 2003. The change in provision (benefit) for income taxes was primarily due to a reduction in the deferred taxes of $1.4 million in the three months ended September 30, 2004 related to the change in tax status from a corporation to a partnership, the tax liability due upon the conveyance of certain assets to the Partnership and the three months ended September 30, 2003 included an accrual of $1.1 million for additional state taxes due on properties acquired from the Loewen Group for the tax years 1994 through 1998 as a result of an IRS examination of the tax returns for those years.

StoneMor Partners L.P. is treated as a partnership for federal income taxes purposes.

Net Loss. Net loss was $4.5 million during the three months ended September 30, 2004, an increase of $0.4 million, or 8.8%, as compared to a net loss of $4.1 million during the same period of 2003. The increase in net loss was primarily attributable to expenses relating to the restructuring of our credit facility.

Deferred Cemetery Revenue. Deferred cemetery revenues, net, increased $3.0 million, or 2.5%, in the three months ended September 30, 2004, from $119.8 million as of June 30, 2004 to $122.8 million, excluding the impact of mark-to-market of $0.5 million, as of September 30, 2004. In the comparable period in 2003, deferred cemetery revenues, net, increased $3.2 million, or 2.9%, from $110.1 million as of June 30, 2003 to $113.4 million as of September 30, 2003. The net increase in the three months ended September 30, 2004 was primarily attributable to an increase in sales of pre-need cemetery products and services that were not delivered or performed in the three months ended September 30, 2004. In the three months ended September 30, 2004, we added $7.6 million in pre-need sales of cemetery merchandise and services, net of deferred costs and cancellations, to our pre-need sales backlog which was offset by revenues recognized, net of costs, of $4.6 million, including accumulated merchandise trust earnings related to the delivery and performance of pre-need cemetery merchandise and services. In the three months ended September 30, 2003, we added $7.8 million in pre-need sales of cemetery merchandise and services, net of deferred costs and cancellations, to our pre-need sales backlog which was offset by revenues recognized, net of costs, of $4.6 million, including accumulated merchandise trust earnings related to the delivery and performance of pre-need cemetery merchandise and services.

Nine Months Ended September 30, 2004 versus Nine Months Ended September 30, 2003

Cemetery Revenues. Cemetery revenues were $63.8 million in the first nine months of 2004, an increase of $8.1 million, or 14.4%, as compared to $55.7 million in the first nine months 2003. Cemetery revenues from pre-need sales, including interest income from pre-need installment contracts and investment income from trusts, were $39.6 million in the first nine months of 2004, an increase of $6.2 million, or 18.6%, as compared to $33.4 million in the first nine months of 2003. The increase primarily resulted from more casket deliveries ($3.6 million), performance of more initial opening and closings ($2.3 million), and more vault deliveries ($1.5 million). An additional contribution to the increase in cemetery revenue from pre-need sales was higher accumulated earnings from merchandise trusts allocated to the pre-need products delivered during the nine months ended September 30, 2004. Total revenues from merchandise and perpetual care trusts for the nine months ended September 30, 2004 were higher by $0.6 million than the same period in 2003. These increases were offset by a decrease in deliveries of monument bases and markers of $1.1 million and a decrease in deliveries of pre-construction mausoleum crypts of $0.9 million.

Cemetery revenues from at-need sales in the first nine months of 2004 were $22.1 million, an increase of $1.1 million, or 5.0%, as compared to $21.0 million in the first nine months of 2003. The increase in cemetery revenues from at-need sales was primarily attributable to higher sales of monument bases and markers of $0.4 million, higher sales of at-need mausoleum crypts of $0.4 million and higher sales of at-need interment rights of $0.2 million.

Other cemetery revenues were $2.1 million in the first nine months of 2004, an increase of $0.8 million, or 61.5%, from $1.3 million in the first nine months of 2003. The increase in other cemetery revenues was primarily attributable to an increase in one-time sales of undeveloped land for net proceeds of $0.8 million.

Costs of Goods Sold. Cost of goods sold was $9.3 million in the first nine months of 2004, an increase of $1.2 million, or 14.8%, as compared to $8.1 million in the first nine months of 2003. As a percentage of cemetery revenues, cost of goods sold increased to 14.6% in the first nine months of 2004 from 14.5% in the first nine months of 2003. The increase in cost of goods sold as a percentage of cemetery revenues was attributable to the lower gross profit margin achieved on the sale of interment rights (lots and mausoleums). The gross profit margin on lots was 69.6% in the nine months ended September 30, 2003 as compared to 67.1% in the nine months ended September 30, 2004. The gross profit margin on mausoleums was 67.2% in the nine months ended September 30, 2003 as compared to 65.5% in the nine months ended September 30, 2004. This increase was partially offset by improving our margin on casket deliveries in the nine months ended September 30, 2004 of 74.4% compared to the margin on casket deliveries in the nine months ended September 30, 2003 of 69.1%.

Selling Expense. Total selling expense was $14.0 million in the first nine months of 2004, an increase of $2.4 million, or 20.2% as compared to $11.6 million in the first nine months of 2003. Sales commissions and other compensation expenses contributed $10.1 million to total selling expense during the first nine months of 2004, an increase of $2.1 million, or 26.3%, compared to $8.0 million in the first nine months of 2003. As a percentage of pre-need sales, sales commissions and other compensation expenses were 35.8% in the first nine months of 2004, as compared to 35.3% in the first nine months of 2003. Approximately $1.6 million of this increase was primarily attributable to higher commissions and bonuses relating to a higher level of product deliveries. An increase in employee benefits due to an increase in self-insured medical claims contributed to $0.5 million of the increase. Indirect selling expenses were $3.8 million during the first nine months of 2004, an increase of $0.2 million, or 5.0%, from $3.6 million in the first nine months of 2003. This increase was primarily due to higher lead generation costs such as telemarketing and advertising.

Cemetery Expense. Cemetery expense was $14.8 million in the first nine months of 2004, an increase of $1.7 million, or 12.8%, as compared to $13.1 million in the first nine months of 2003. This increase was primarily due to an increase in cemetery maintenance costs of $0.6 million, medical benefit costs of $0.5 million, payroll expenses of $0.3 million, and higher costs associated with the installation of vaults of $0.2 million.

General and Administrative Expense. General and administrative expense was $7.4 million in the first nine months of 2004, an increase of $0.5 million, or 6.4%, as compared to $6.9 million in the first nine months of 2003. The increase was primarily attributable to an increase in higher medical benefits costs of $0.3 million and payroll costs of $0.1 million.

Funeral Home Revenues and Expense. Funeral home revenues were $1.4 million in the fist nine months of 2004, an increase of $0.1 million, or 9.6%, as compared to $1.3 million in the first nine months of 2003. The primary reason for the increase was a result of the number of services performed, 422 in the nine months of 2004 compared to 397 in the same period of 2003. Funeral home expense was $1.3 million in the nine months of 2004, an increase of $0.2 million, or 19.0%, compared to $1.1 million in the first nine months of 2003. The increase in funeral home expense was primarily due to increased wages and benefits of $0.1 million and administrative costs of $0.1 million.

Corporate Overhead. Corporate overhead was $8.0 million in the first nine months of 2004, an increase of $0.5 million, or 5.8%, as compared to $7.5 million in the first nine months of 2003. The increase was primarily related to an increase of $0.4 million in stock-based compensation award.

Depreciation and Amortization. Depreciation and amortization was $3.6 million in the first nine months of 2004, a decrease of $0.1 million, or 3.1%, as compared to $3.7 million in the first nine months of 2003. The decrease was primarily due to lower depreciation expenses for vehicles and cemetery equipment placed in service before 2003.

Interest Expense. Interest expense was $7.9 million in the first nine months of 2004, a decrease of $0.8 million, or 9.1%, as compared to $8.7 million in the first nine months of 2003. This decrease was primarily the result of the expiration of our interest rate swap in February 2003, which prior to its expiration, fixed the interest rate on $75.0 million of our variable rate term loan at 10.99%. In March 2003, we replaced this swap with an interest rate cap that capped the interest rate on $55.0 million of our variable rate term loan at 9.5%. The expiration of the swap enabled us to benefit from the low interest rate environment at that time and lowered the interest rate on $75.0 million of our debt from 10.99% in the first two months of 2003 to 8.0% for the remainder of 2003 and for the first nine months of 2004. The remaining decline in interest expense was due to our net repayment of $6.0 million on our term loan since the first nine months of 2003. The decrease was partially offset by a higher interest rate we experienced on our revolving line of credit due to an amendment exercised in April 2004. The amendment increased the interest rate on our revolving line of credit from a variable rate averaging 5.2% to a fixed 8.0% between then and September 20, 2004.

Provision (Benefit) for Income Taxes. Provision for income taxes was $0.2 million in the first nine months of 2004 as compared to a provision for income taxes of $2.4 million during the first nine months of 2003. The change in provision (benefit) for income taxes was primarily due to a reduction in the deferred taxes of $1.4 million in the three months ended September 30, 2004 related to the change in tax status from a corporation to a partnership, the tax liability due upon the conveyance of certain assets to the Partnership and the three months ended

September 30, 2003 included an accrual of $1.1 million for additional state taxes due on properties acquired from the Loewen Group for the tax years 1994 through 1998 as a result of an IRS examination of the tax returns for those years.

StoneMor Partners L.P. is treated as a partnership for federal income taxes purposes.

Net Loss. Net loss was $5.3 million during the first nine months of 2004, a decrease of $0.7 million, or 11.7%, as compared to a net loss of $6.0 million during the first nine months of 2003. The decrease in net loss was primarily attributable to the increase in operating profit of $2.0 million, a decrease in interest expense of $0.8 million, and a change in the provision for income taxes of $2.1 million. This was partially offset by costs associated with the restructuring of our credit facility of $4.2 million.

Deferred Cemetery Revenue. Deferred cemetery revenues, net, increased $7.6 million, or 6.6% in the first nine months of 2004, from $115.2 million as of December 31, 2003 to $122.8 million, excluding the impact of mark-to-market of $0.5 million, as of September 30, 2004. In the comparable period in 2003, deferred cemetery revenues, net, increased $9.8 million, or 9.5%, from $103.6 million as of December 31, 2002 to $113.4 million as of September 30, 2003. The net increase in the first nine months of 2004 was primarily attributable to an increase in sales of pre-need cemetery products and services that were not delivered or performed in the first nine months of 2004. In the nine months ended September 30, 2004, we added $19.3 million in pre-need sales of cemetery merchandise and services, net of deferred costs and cancellations, to our pre-need sales backlog which was offset by revenues recognized, net of costs, of $11.7 million, including accumulated merchandise trust earnings related to the delivery and performance of pre-need cemetery merchandise and services. In the nine months ended September 30, 2003, we added $19.1 million in pre-need sales of cemetery merchandise and services, net of deferred costs and cancellations, to our pre-need sales backlog which was offset by revenues recognized, net of costs, of $9.3 million, including accumulated merchandise trust earnings related to the delivery and performance of pre-need cemetery merchandise and services.

Liquidity and Capital Resources

Overview. Our primary short-term operating liquidity needs are to fund general working capital requirements and maintenance capital expenditures. Our long-term operating liquidity needs are primarily associated with acquisitions of cemetery properties and the construction of mausoleum crypts and lawn crypts on the grounds of our cemetery properties. We may also construct funeral homes on the grounds of cemetery properties that we acquire in the future. Our primary source of funds for our short-term liquidity needs will be cash flow from operations and income from perpetual care trusts. Our primary source of funds for long-term liquidity needs will be long-term bank borrowings and the issuance of additional common units and other partnership securities, including debt, subject to the restrictions in our new credit facility and under our senior secured notes.

We believe that cash generated from operations and our borrowing capacity under our new credit facility, which is discussed below, will be sufficient to meet our working capital requirements, anticipated capital expenditures and scheduled debt payments for the foreseeable future. We anticipate ongoing annual capital expenditure requirements of between approximately $1.7 million and $2.9 million for the foreseeable future, of which between $1.1 million and $2.0 million is for maintenance of our existing cemeteries and between $0.6 million and 0.8 million is for mausoleum and lawn crypt construction and other expansion, excluding acquisitions. The estimate for cemetery maintenance capital expenditures would increase if we were to acquire additional cemetery properties.

One of our goals is to grow through the acquisition of high-quality cemetery properties. We anticipate financing these acquisitions with the proceeds of borrowings under our credit facility or the issuance of additional common units and other partnership securities, including debt, to the extent permitted under our credit facility, the senior secured notes and our partnership agreement. Since Cornerstone began operations in 1999, we have acquired ten cemetery properties ranging in price per cemetery from $0.2 million to $11.0 million and having an aggregate purchase price of $27.4 million.

Our ability to satisfy our debt service obligations, fund planned capital expenditures, make acquisitions and pay distributions to partners will depend upon our future operating performance. Our operating performance is primarily dependent on the sales volume of customer contracts, the cost of purchasing cemetery merchandise that we have sold, the amount of funds withdrawn from merchandise trusts and perpetual care trusts and the timing and amount of collections on our pre-need installment contracts.

Cash Flow from Operating Activities. Cash flows from operating activities were $3.5 million in the first nine months of 2004 compared to cash flows from operating activities of $2.1 million during the first nine months of 2003. Cash outflows from operating activities in the first nine months of 2004 included payments of approximately $1.7 million for corporate bonuses that were earned and expensed in 2003 but paid in the first nine months of 2004 and approximately $1.4 million in fees relating to amending our then existing credit facility. Cash provided by operating activities in the first nine months of 2003 were $2.1 million and included payments of $1.4 million for interest accrued in 2002 on our interest rate swap, which expired in February 2003, and $1.4 million to Alderwoods Group, Inc. (formerly The Loewen Group, Inc.) for expenses accrued in 2002 relating to the settlement of disputes in connection with the acquisition of cemetery properties and funeral homes in 1999. The remaining change in cash outflows was primarily attributable to the net loss of $5.3 million recorded during the first nine months of 2004 as compared to a net loss of $6.0 million during the first nine months of 2003 and changes in working capital.

Cash Flow from Investing Activities. Net cash used in investing activities was $4.1 million in the first nine months of 2004, an increase of $1.4 million, as compared to $2.7 million in the first nine months of 2003. This increase was primarily attributable to an increase in expenditures for mausoleum construction costs of $1.0 million and an increase in acquisition of equipment of $0.4 million.

In future periods, costs to construct mausoleum crypts and lawn crypts may be considered to be a combination of maintenance capital expenditures and expansion capital expenditures depending on the purposes for construction. Our general partner, with the concurrence of its conflicts committee, will have the discretion to determine how to allocate a capital expenditure for the construction of a mausoleum crypt or a lawn crypt between maintenance capital expenditures and expansion capital expenditures. In addition, maintenance capital expenditures for the construction of a mausoleum crypt or a lawn crypt will not be subtracted from operating surplus in the quarter incurred but rather will be subtracted from operating surplus ratably during the estimated number of years it will take to sell all of the available spaces in the mausoleum or lawn crypt. Estimated life will be determined by our general partner, with the concurrence of its conflicts committee.

Cash Flow from Financing Activities. Net cash provided by financing activities was $8.7 million in the first nine months of 2004 as compared to an outflow of $2.6 million in the first nine months of 2003. The cash flow from investing activities was primarily attributable to the results of our initial public offering and the sale of senior secured notes in a private placement transaction. The net proceeds of $59.2 million from the sale of partner units less the financing costs together with the proceeds from our senior secured notes of $80.0 million were used in part to repay the outstanding amounts on the term loan, revolving line of credit, a note to a seller of one of our acquisitions, and financing costs associated with obtaining our senior secured notes and credit facility. In the first nine months of 2003, we increased borrowings under our credit facility by $1.5 million primarily to fund the $1.4 million settlement payment to Alderwoods Group, Inc., discussed above. This increase was offset by scheduled principal repayments on our term loan and other loans of $4.2 million in the first nine months of 2003.

Credit Facility. On September 20, 2004, we paid in full all amounts outstanding under our old credit facility, which consisted of $26.5 million under our revolving credit facility and a $103.1 million term loan, from a portion of the net proceeds of our initial public offering and the private placement of senior secured notes. The term loan and borrowings under the old revolving credit facility bore interest at 18.0% per annum beginning September 15, 2004, and would have increased an additional 2.0% per annum on each of January 1, 2005 and April 1, 2005. Prior to September 15, 2004, the term loan and borrowings under the old revolving credit facility bore interest at the aggregate rate of 4.5% plus the greater of LIBOR or 3.5%.

Concurrent with the closing of our initial public offering, StoneMor Operating LLC, which is our operating company, and its present and future subsidiaries, all as borrowers, entered into a new $35.0 million credit agreement. The new credit agreement consists of a $12.5 million revolving credit facility and a $22.5 million acquisition line of credit. Borrowings under our revolving credit facility are due and payable three years after the date of the credit agreement, and borrowings under the acquisition facility are due and payable four years after the date of the credit agreement. We may prepay all loans under the credit agreement at any time without penalty, although our acquisition line may be subject to hedging arrangements with attendant termination fees. Any amounts repaid on the acquisition line cannot be reborrowed. We are required to reduce borrowings under our revolving credit facility that are designated for the purpose of funding a regularly scheduled quarterly distribution to the unitholders to not more than $5.0 million for a period of at least 30 consecutive days at least once during each consecutive 12-month period prior to the maturity of the revolving credit facility.

The revolving credit facility is available for ongoing working capital needs, capital expenditures, distributions and general partnership purposes. Amounts borrowed and repaid under the revolving credit facility may be borrowed in an amount that does not exceed 80% of our eligible accounts receivable. Eligible accounts receivable are defined as gross accounts receivable represented by approved installment agreements for pre-need sales net of collection reserves, imputed interest earnings, funds due to perpetual care and merchandise trusts, unpaid sales commissions and other reserves as may be required by the agent for the lenders.

The acquisition facility is available to finance acquisitions of companies in our line of business that have been approved by our board of directors. We are required to obtain the approval of the requisite lenders for any acquisition exceeding $2.5 million and for any series of acquisitions exceeding $20.0 million in any consecutive 12 months, but this consent may not be unreasonably withheld. Interest under the acquisition facility is payable quarterly for the first 12 months after each borrowing. We will repay the then outstanding borrowings in equal quarterly installments based on a six-year amortization schedule, with the first quarterly principal payment beginning 15 months after each borrowing and subsequent quarterly principal payments continuing on each 3 month interval from the previous quarterly principal payment and with a balloon payment for any unpaid amount due at the maturity of the acquisition facility.

Borrowings under the credit agreement will rank pari passu with all of our other senior secured debt, including the senior secured notes issued concurrently with our initial public offering, subject to the description of the collateral securing the credit agreement described below. Borrowings under the credit agreement will be guaranteed by the partnership and our general partner.

Our obligations under the revolving facility will be secured by a first priority lien and security interest in specified receivable rights, whether then owned or thereafter acquired, of the borrowers and the guarantors and by a second priority lien and security interest in substantially all assets other than those receivable rights of the borrowers and the guarantors, excluding trust accounts and certain proceeds required by law to be placed into such trust accounts and funds held in trust accounts, our general partner’s general partner interest in the partnership and our general partner’s incentive distribution rights under our partnership agreement. These assets will secure the acquisition facility and our senior secured notes, as described below and under “—Senior Secured Notes.” The specified receivable rights include all accounts and other rights to payment arising under customer contracts or agreements (other than amounts required to be deposited into merchandise and perpetual care trusts) or management agreements, and all inventory, general intangibles and other rights reasonably related to the collection and performance of these accounts and rights to payment.

Our obligations under the acquisition facility will be secured by a first priority lien and security interest in substantially all assets, whether then owned or thereafter acquired, other than specified receivable rights of the borrowers and the guarantors, excluding trust accounts and certain proceeds required by law to be placed into such trust accounts and funds held in trust accounts, our general partner’s general partner interest in the partnership and our general partner’s incentive distribution rights under our partnership agreement, and a secondary priority lien and security interest in those specified receivable rights of the borrowers and the guarantors. The senior secured notes will share pari passu in the collateral securing the acquisition facility.

Depending on the type of loan, indebtedness outstanding under the revolving credit facility bears interest at a rate based upon the Base Rate or the Eurodollar Rate plus an applicable margin ranging from 0.00% to 1.00% and 2.50% to 3.50% per annum, respectively, depending on our ratio of total debt to consolidated cash flow. The Base Rate is the higher of the federal funds rate plus .050% or the prime rate announced by Fleet National Bank, a Bank of America company. The Eurodollar Rate is to be determined by the administrative agent according to the new credit agreement. The interest will be determined and payable quarterly. We incur commitment fees ranging from 0.375% to 0.500% per annum, depending on our ratio of total debt to consolidated cash flow, determined and payable quarterly based on the unused amount of the credit facilities.

We are required to use the net cash proceeds from the sale of any assets, the incurrence of any indebtedness or the issuance of any equity interests in the partnership or any subsidiary of the partnership to repay amounts outstanding under the credit agreement and our senior secured notes, pro rata based on the percentage share of the aggregate amounts outstanding, provided that we may use the proceeds from the sale of any assets to purchase capital assets or fund permitted acquisitions within 180 days of such sale and we may use the proceeds from any issuance of equity interests by the partnership to fund permitted acquisitions to the extent such equity interests are issued in connection with a permitted acquisition that is completed within 180 days before or after the receipt of such proceeds.

The credit agreement prevents us from declaring dividends or distributions if any event of default, as defined in the new credit agreement, occurs or would result from such declaration. The following will be an event of default under the credit agreement:

•	failure to pay any principal, interest, fees, expenses or other amounts when due;

•	failure of any of our representations and warranties to be materially correct;

•	failure to observe any covenant included in the credit agreement beyond specified cure periods in specified cases;

•	the occurrence of a default under other indebtedness of the partnership, our general partner, our operating company or any of our other subsidiaries;

•	the occurrence of specified bankruptcy or insolvency events involving the partnership, our operating company, our general partner or our other subsidiaries;

•	a change of control; or

•	the entry of judgments against the partnership, our general partner, our operating company or any of our other subsidiaries in excess of certain allowances.

Change of control is defined in the credit agreement as the occurrence of any of the following events:

•	any two of our chairman, chief executive officer or chief financial officer on the date of the credit agreement cease to hold such positions unless approved by the lenders under the credit agreement;

•	any person or group that did not hold any equity interests in the general partner or the partnership on the date of the credit agreement acquires 20% or more of the equity interests in the partnership or the general partner;

•	the general partner ceases to be our sole general partner;

•	the partnership ceases to own 100% of the operating company; or

•	the operating company ceases to own 100% of the other borrowers.

The credit agreement contains financial covenants requiring us to maintain, on a rolling four-quarter basis:

•	a ratio of consolidated cash flow, as defined in the credit agreement, to consolidated interest expense of not less than 3.5 to 1.0 for the four most recent quarters;

•	a ratio of total funded debt on the last day of each quarter to consolidated cash flow of not more than 3.5 to 1.0 for the four most recent quarters; and

•	consolidated cash flow of at least $21.0 million. Our minimum consolidated cash flow will be increased by 80% of any consolidated cash flow acquired in an acquisition.

The credit agreement and note purchase agreement were amended in November 2004 to amend the leverage ratio to be less restrictive for a limited period of time.

For purposes of determining our compliance with the covenants described above, total funded debt includes all indebtedness for borrowed money (except that if we reduce borrowings under our revolving credit facility that are designated for the purpose of funding a regularly scheduled quarterly distribution to unitholders to not more than $5.0 million for a period of at least 30 consecutive days at least once during each consecutive 12-month period prior to the maturity of the revolving credit facility, then the amount of outstanding revolving loans to be included in total funded debt will be an amount not to exceed $5.0 million), purchase money indebtedness, obligations under letters of credit, capitalized leases, if any, and the deferred purchase price of any property or services. Consolidated cash flow is based on our adjusted EBITDA and is defined in the credit agreement as net income plus, among other things:

•	interest expense;

•	taxes;

•	depreciation and amortization;

•	non-cash cost of land and crypts;

•	extraordinary losses;

•	other non-cash items;

•	increase (decrease) in deferred cemetery revenues, net (excluding deferred margin);

•	increase (decrease) in accounts receivable;

•	increase (decrease) in merchandise liability; and

•	increase (decrease) in merchandise trust (excluding any change in trust income receivable).

Consolidated cash flow is adjusted to exclude, among other things, extraordinary gains, gains from sales of assets outside the ordinary course of business and non-cash items.

The credit agreement limits the ability of the partnership, our general partner, our operating company and any of our other subsidiaries, among other things, to:

•	enter into a new line of business;

•	enter into any agreement of merger or acquisition;

•	sell, transfer, assign or convey assets;

•	grant certain liens;

•	incur or guarantee additional indebtedness;

•	make certain loans, advances and investments;

•	declare and pay dividends and distributions;

•	enter into certain leases;

•	enter into transactions with affiliates; and

•	make voluntary payments or modifications of indebtedness.

Senior Secured Notes. Concurrent with the closing of our initial public offering, StoneMor Operating LLC and its existing subsidiaries issued and sold $80.0 million in aggregate principal amount of senior secured notes. The net proceeds of the senior secured notes were used to repay a portion of our then existing indebtedness.

The senior secured notes rank pari passu with all of our other senior secured debt, including the revolving credit facility and the acquisition facility, subject to the description of the collateral securing the senior secured notes described below. The senior secured notes are guaranteed by the partnership, our general partner and any future subsidiaries of our operating company. Obligations under the senior secured notes are secured by a first priority lien and security interest covering substantially all of the assets of the issuers, whether then owned or thereafter acquired, other than specified receivable rights, excluding trust accounts and certain proceeds required by law to be placed in such trust accounts and funds held in trust accounts, our general partner’s general partner interest in the Partnership and our general partner’s incentive distribution rights under our partnership agreement, and a second priority lien and security interest covering those specified receivable rights, each as described above, of the issuers and the guarantors, whether then owned or thereafter acquired.

The senior secured notes mature on September 20, 2009 and bear interest at a rate of 7.66% per annum. Interest on the senior secured notes is payable quarterly, commencing on December 20, 2004. There will be no principal amortization prior to the final maturity of the senior secured notes.

The senior secured notes are redeemable, at our option, at any time in whole or in part at a make-whole premium. The make-whole premium is calculated on the basis of a discount rate equal to the yield on the U.S. treasury notes having a constant maturity comparable to the remaining term of the senior secured notes, plus 100 basis points. The senior secured notes are not subject to any sinking fund provisions.

The senior secured notes limit the ability of the partnership, our general partner, our operating company and any of our other subsidiaries, among other things, to:

•	enter into a new line of business;

•	enter into any agreement of merger or acquisition;

•	sell, transfer, assign or convey assets;

•	grant certain liens;

•	incur or guarantee additional indebtedness;

•	make certain loans, advances and investments;

•	declare and pay dividends and distributions;

•	enter into certain leases;

•	enter into transactions with affiliates; and

•	make voluntary payments or modifications of indebtedness.

The note purchase agreement also contains financial covenants requiring us to maintain, on a rolling four-quarter basis:

•	a ratio of consolidated cash flow, as defined in the note purchase agreement, to consolidated interest expense of not less than 3.5 to 1.0 for the four most recent quarters;

•	a ratio of total funded debt on the last day of each quarter to consolidated cash flow of not more than 3.5 to 1.0 for the four most recent quarters; and

•	consolidated cash flow of at least $21.0 million. Our minimum consolidated cash flow will be increased by 80% of any consolidated cash flow acquired in an acquisition.

For purposes of determining our compliance with the covenants described above, total funded debt and consolidated cash flow are defined in the note purchase agreement in the same manner as they are defined in our new credit agreement.

Each of the following is an event of default under the note purchase agreement:

•	failure to pay any principal, interest, fees, expenses or other amounts when due;

•	failure of any of our representations and warranties to be materially correct;

•	failure to observe any covenant included in the note purchase agreement beyond specified cure periods in specified cases;

•	the occurrence of a default under other indebtedness of the partnership, our general partner, our operating company or any of our other subsidiaries;

•	the occurrence of specified bankruptcy or insolvency events involving the partnership, our operating company, our general partner or our other subsidiaries;

•	a change of control; or

•	the entry of judgments against the partnership, our general partner, our operating company or any of our other subsidiaries in excess of certain allowances.

Change of control is defined as the occurrence of any of the following events:

•	any two of our chairman, chief executive officer or chief financial officer on the closing date of the senior secured notes offering cease to hold such positions unless approved by the requisite noteholders;

•	any person or group that did not hold any equity interests in the general partner or the partnership on the closing date of the senior secured notes offering acquires 20% or more of the equity interests in the partnership or the general partner;

•	the general partner ceases to be our sole general partner;

•	the partnership ceases to own 100% of the operating company; or

•	the operating company ceases to own 100% of the other borrowers.

The initial offering of the senior secured notes was not registered under the Securities Act, and the senior secured notes may not be resold absent registration or an available exemption from the registration requirements of the Securities Act. The holders of the senior secured notes do not have registration rights. The senior secured notes are not listed or quoted on any national securities exchange or association.

Intercreditor and Collateral Agency Agreement. In connection with the closing of the new credit facility and the private placement of the senior secured notes, our general partner, the partnership, our operating company, our other subsidiaries, the lenders under the new credit facility, the holders of the senior secured notes and Fleet National Bank, as collateral agent, entered into an intercreditor and collateral agency agreement setting forth the rights and obligations of the parties to the agreement as they relate to the collateral securing the new credit facility and the senior secured notes.

The following table summarizes total maintenance capital expenditures and expansion capital expenditures, including for the construction of mausoleums and for acquisitions, for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Maintenance capital expenditures	$274	$129	$1,279	$789
Expansion capital expenditures	420	878	2,810	1,959

Total capital expenditures	$694	$1,007	$4,089	$2,748

In future periods, costs to construct mausoleum crypts and lawn crypts may be considered to be a combination of maintenance capital expenditures and expansion capital expenditures depending on the purposes for construction. Our general partner, with the concurrence of its conflicts committee, will have the discretion to determine how to allocate a capital expenditure for the construction of a mausoleum crypt or a lawn crypt between maintenance capital expenditures and expansion capital expenditures. In addition, maintenance capital expenditures for the construction of a mausoleum crypt or a lawn crypt will not be subtracted from operating surplus in the quarter incurred but rather will be subtracted from operating surplus ratably during the estimated number of years it will take to sell all of the available spaces in the mausoleum or lawn crypt. Estimated life will be determined by our general partner, with the concurrence of its conflicts committee.

Seasonality. The death care business is relatively stable and predictable. Although we experience seasonal increases in deaths due to extreme weather conditions and winter flu, these increases have not historically had any significant impact on our results of operations. In addition, we perform fewer initial openings and closings in the winter when the ground is frozen.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

The information presented below should be read in conjunction with the notes to our unaudited condensed consolidated financial statements included under “Item I – Financial Statements.”

The market risk inherent in our market risk sensitive instruments and positions is the potential change arising from increases or decreases in interest rates and the prices of marketable equity securities, as discussed below. Our exposure to market risk includes forward-looking statements and represents an estimate of possible changes in fair value or future earnings that would occur assuming hypothetical future movements in interest rates or equity markets. Our views on market risk are not necessarily indicative of actual results that may occur and do not represent the maximum possible gains and losses that may occur, since actual gains and losses will differ from those estimated, based on actual fluctuations in interest rates, equity markets and the timing of transactions. We classify our market risk sensitive instruments and positions as “other than trading.”

Interest-bearing Investments. Our fixed-income securities subject to market risk consist primarily of investments in merchandise trusts and perpetual care trusts. As of September 30, 2004, fixed-income securities represented 65.7% of the funds held in merchandise trusts and 74.1% of the funds held in perpetual care trusts. The aggregate quoted market value of these fixed-income securities was $77.2 million and $92.4 million in merchandise trusts and perpetual care trusts, respectively, as of September 30, 2004. Each 1% change in interest rates on these fixed-income securities would result in changes of approximately $0.7 million and $0.9 million in the fair market values of the securities held in merchandise trusts and perpetual care trusts, respectively, based on discounted expected future cash flows. If these securities are held to maturity, no change in fair market value will be realized.

Our money market and other short-term investments subject to market risk consist primarily of investments held in merchandise trusts and perpetual care trusts. As of September 30, 2004, these investments accounted for approximately 9.0% and 4.6% of the funds held in merchandise trusts and perpetual care trusts, respectively. The fair market value of these investments was $10.6 million and $5.8 million in merchandise trusts and perpetual care trusts, respectively, as of September 30, 2004. Each 1% change in average interest rates applicable to these investments would result in changes of approximately $106,000 and $58,000, respectively, in the aggregate fair market values of the perpetual care investments and the merchandise trust investments.

Marketable Equity Securities. Our marketable equity securities subject to market risk consist primarily of investments held in merchandise trusts and in the case of perpetual care trusts, investments in real estate investment trusts, or REITs. As of September 30, 2004, marketable equity securities represented 25.3% of funds held in merchandise trusts and 21.3% of funds held in perpetual care trusts. The aggregate fair market value of these marketable equity securities was $29.8 million and $26.5 million in merchandise trusts and perpetual care trusts, respectively, as of September 30, 2004, based on final quoted sales prices. Each 10% change in the average market prices of the equity securities would result in a change of approximately $3.0 million and $2.7 million in the fair market value of securities held in merchandise trusts and perpetual care trusts, respectively.

Investment Strategies and Objectives. Our internal investment strategies and objectives for funds held in merchandise trusts and perpetual care trusts are specified in an Investment Policy Statement which requires us to do the following:

•	State in a written document our expectations, objectives, tolerances for risk and guidelines in the investment of our assets;

•	Set forth a disciplined and consistent structure for managing all trust assets. This structure is based on a long-term asset allocation strategy, which is diversified across asset classes, investment styles and strategies. We believe this structure is likely to meet our stated objectives within our tolerances for risk and variability. This structure also includes ranges around the target allocations allowing for adjustments when appropriate to reduce risk or enhance returns. It further includes guidelines for the selection of investment managers and vehicles through which to implement the investment strategy;

•	Provide specific guidelines for each investment manager. These guidelines control the level of overall risk and liquidity assumed in their portfolio;

•	Appoint third-party investment advisors to oversee the specific investment managers and advise our Trust and Compliance Committee; and

•	Establish criteria to monitor, evaluate and compare the performance results achieved by the overall trust portfolios and by our investment managers. This allows us to compare the performance results of the trusts to our objectives and other benchmarks, including our peers, on a regular basis.

Our investment guidelines are based on relatively long investment horizons, which vary with the type of trust. Because of this, interim fluctuations should be viewed with appropriate perspective. The strategic asset allocation of the trust portfolios is also based on this longer-term perspective. However, in developing our investment policy, we have taken into account the potential negative impact on our operations and financial performance of significant short-term declines in market value.

We recognize the challenges we face in achieving our investment objectives in light of the uncertainties and complexities of contemporary investment markets. Furthermore, we recognize that, in order to achieve the stated long-term objectives, we may have short-term declines in market value. Given the need to maintain consistent values in the portfolio, we have attempted to develop a strategy which is likely to maximize returns and earnings without experiencing overall declines in value in excess of 3% over any 12-month period.

In order to consistently achieve the stated return objectives within our tolerance for risk, we use a strategy of allocating appropriate portions of our portfolio to a variety of asset classes with attractive risk and return characteristics, and low to moderate correlations of returns. See the notes to our unaudited condensed consolidated financial statements for a breakdown of the assets held in our merchandise trusts and perpetual care trusts by asset class.

Debt Instruments. Our new credit facility bears interest at a floating rate, based on LIBOR, which is adjusted quarterly. This credit facility will subject us to increases in interest expense resulting from movements in interest rates. We have no indebtedness outstanding under our new credit facility.

Item 4.	Controls and Procedures

The Company periodically reviews the design and effectiveness of its disclosure controls and internal control over financial reporting. The Company makes modifications to improve the design and effectiveness of its disclosure controls and internal control structure, and may take other corrective action, if its reviews identify a need for such modifications or actions.

The Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), does not expect that its disclosure controls and procedures or its internal controls and procedures for financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgements in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported on a timely basis as provided in the Securities and Exchange Commission rules and forms. There have been no changes during the quarter in the Company’s internal controls over financial reporting that occurred during the three months ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

We and certain of our subsidiaries may from time to time be parties to legal proceedings that have arisen in the ordinary course of business. While the outcome of these proceedings cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

We carry insurance that we believe to be adequate. Although there can be no assurance that such insurance is sufficient to protect us against all contingencies, management believes that our insurance protection is reasonable in view of the nature and scope of our operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On April 2, 2004, in connection with the formation of our partnership, StoneMor Partners L.P. (the “Partnership”) issued a 98% limited partner interest in the Partnership to Cornerstone Family Services LLC for $980 in an offering exempt from registration under Section 4(2) of the Securities Act.

On April 9, 2004, the Partnership filed a Registration Statement on Form S-1 (Registration No. 333-114354) (as amended, the “Registration Statement”) with the SEC in connection with the initial public offering by the Partnership of common units representing limited partner interests in the Partnership. The SEC declared the Registration Statement effective on September 14, 2004.

On September 20, 2004, the Partnership issued an aggregate of 564,782 common units and 4,239,782 subordinated units to CFSI LLC in an offering exempt from registration under Section 4(2) of the Securities Act.

There have been no other sales of unregistered equity securities by the Partnership within the past three years.

The closing date of our initial public offering was September 20, 2004 and on that date the Partnership sold 3,675,000 common units to the public at a price of $20.50 per common unit, or $75.3 million. On September 23, 2004, the Partnership sold an additional 551,250 common units at a price of $20.50 per common unit, or $11.3 million, to the underwriters in connection with the exercise of their over-allotment options and redeemed an equal number of common units from CFSI LLC at a cost of $5.3 million, making the total of 4,239,782 common units outstanding. As a result, CFSI LLC, which is the parent of our general partner was deemed to be a selling unitholder. The gross proceeds from these sales of common units were $86.6 million, before deducting underwriting discounts and offering costs. The net proceeds to the Partnership, after deducting underwriting discounts of $5.8 million but before paying offering costs, from these sales of common units was $80.8 million. The managing underwriting of our initial public offering was Lehman Brothers Inc. In addition, concurrent with the closing of our initial public offering, StoneMor Operating LLC and its subsidiaries issued and sold $80.0 million in aggregate principal amount of senior secured notes in a private placement. We used the net proceeds of our initial public offering and the sale of senior secured notes to repay $135.1 million of outstanding debt and to pay $14.6 million of fees and expenses related to the initial public offering and sale of senior secured notes. We reserved the remaining net proceeds for general partnership purposes, including the construction of mausoleum crypts and lawn crypts and the purchase of equipment needed to install burial vaults. We used one-half of the $10.5 million of net proceeds from the sale of 551,250 common units to the underwriters upon exercise of their over-allotment option to redeem an equal number of common units from CFSI LLC and reserved one-half of the net proceeds from that sale of common units for general partnership purposes.

A summary of the proceeds received and use of proceeds is as follows (in thousands).

Proceeds received:
Sale of 4,226,250 common units at $20.50 per unit	$86,638
Issuance of senior secured notes	80,000

Total proceeds received	$166,638
Use of proceeds from sale of common units
Underwriting discount	$5,849
Professional fees and other offering costs	7,432
Repayment of debt and accrued interest	56,361
Redemption of 551,250 units from CFSI LLC	5,255
Reserve for general partner purposes	11,741

Total use of proceeds from the sale of common units	$86,638
Use of proceeds from the issuance of senior secured notes
Private placement fee	$1,076
Other debt issuance costs	215
Repayment of debt	78,709

Total use of proceeds from the issuance of senior secured notes	80,000

Total use of proceeds	$166,638

The following table provides information about purchases by the Partnership of its common units during the quarter ended September 30, 2004:

	Total Number of Units Purchased (1)	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of unites that May Yet be Purchased Under the Plans or Programs
Period
09/01/04-09/30/04	551,250	$9.53	N/A	N/A
08/01/04-08/31/04	N/A	N/A	N/A	N/A
07/01/04-07/30/04	N/A	N/A	N/A	N/A

Total:	551,250	$9.53	N/A	N/A

(1)	In connection with the initial public offering of the Partnership’s common units, the underwriters exercised their over-allotment option to purchase an additional 551,250 common units from the Partnership (the “Over-Allotment Purchase”) which closed on September 23, 2004. One-half of the net proceeds from the Over-Allotment Purchase were used to redeem 551,250 common units from CFSI LLC, the parent of our general partner.

Item 6.	Exhibits

The following documents are filed or, if so indicated below, furnished as exhibits to this quarterly report on Form 10-Q.

Exhibit Number	Description

3.1	Certificate of Limited Partnership of StoneMor Partners L.P. (incorporated by reference to the Registration Statement filed with the Securities and Exchange Commission on April 9, 2004 (Exhibit 3.1)).

3.2	First Amended and Restated Agreement of Limited Partnership of StoneMor Partners L.P., dated as of September 20, 2004

4.1	Note Purchase Agreement by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, each of the subsidiaries listed on the signature pages thereof and SFT I, Inc., The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company, dated as of September 20, 2004

10.1	Credit Agreement by and among StoneMor Operating LLC, StoneMor GP LLC, StoneMor Partners L.P., various additional borrowers, various lending institutions and Fleet National Bank, dated September 20, 2004.

10.2	Contribution, Conveyance and Assumption Agreement, by and among StoneMor Partners L.P., StoneMor GP LLC, CFSI LLC, StoneMor Operating LLC, dated as of September 20, 2004

10.3	StoneMor Partners L.P. Long-Term Incentive Plan

10.4	Omnibus Agreement by and among McCown De Leeuw & Co. IV, L.P., McCown De Leeuw & Co. IV Associates, L.P., MDC Management Company IV, LLC, Delta Fund LLC, Cornerstone Family Services LLC, CFSI LLC, StoneMor Partners L.P., StoneMor GP LLC, StoneMor Operating LLC, dated as of September 20, 2004

10.5	Employment Agreement by and between StoneMor GP LLC and Lawrence Miller, effective as of September 20, 2004

10.6	Employment Agreement by and between StoneMor GP LLC and William R. Shane, effective as of September 20, 2004

10.7	Employment Agreement by and between StoneMor GP LLC and Michael L. Stache, effective as of September 20, 2004

10.8	Employment Agreement by and between StoneMor GP LLC and Robert Stache, effective as of September 20, 2004

10.9	Form of Indemnification Agreement by and between StoneMor GP LLC and Lawrence Miller, Robert B. Hellman, Jr., Fenton R. Talbott, Jeffery A. Zawadsky, Martin R. Lautman, William R. Shane, Allen R. Freedman, effective September 20, 2004

10.10	Intercreditor and Collateral Agency Agreement by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, various subsidiaries, various lenders and noteholders and Fleet National Bank, dated September 20, 2004

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer President and Chairman of the Board of Directors

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of William R. Shane, Executive Vice President and Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith)

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of William R. Shane, Executive Vice President and Chief Financial Officer (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STONEMOR PARTNERS L.P.

By: StoneMor GP LLC
its general partner

November 15, 2004	/s/ Lawrence Miller
Lawrence Miller
Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

November 15, 2004	/s/ William R. Shane
William R. Shane
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

3.1	Certificate of Limited Partnership of StoneMor Partners L.P. (incorporated by reference to the Registration Statement filed with the Securities and Exchange Commission on April 9, 2004 (Exhibit 3.1)).

3.2	First Amended and Restated Agreement of Limited Partnership of StoneMor Partners L.P., dated as of September 20, 2004

4.1	Note Purchase Agreement by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, each of the subsidiaries listed on the signature pages thereof and SFT I, Inc., The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company, dated as of September 20, 2004

10.1	Credit Agreement by and among StoneMor Operating LLC, StoneMor GP LLC, StoneMor Partners L.P., various additional borrowers, various lending institutions and Fleet National Bank, dated September 20, 2004.

10.2	Contribution, Conveyance and Assumption Agreement, by and among StoneMor Partners L.P., StoneMor GP LLC, CFSI LLC, StoneMor Operating LLC, dated as of September 20, 2004

10.3	StoneMor Partners L.P. Long-Term Incentive Plan

10.4	Omnibus Agreement by and among McCown De Leeuw & Co. IV, L.P., McCown De Leeuw & Co. IV Associates, L.P., MDC Management Company IV, LLC, Delta Fund LLC, Cornerstone Family Services LLC, CFSI LLC, StoneMor Partners L.P., StoneMor GP LLC, StoneMor Operating LLC, dated as of September 20, 2004

10.5	Employment Agreement by and between StoneMor GP LLC and Lawrence Miller, effective as of September 20, 2004

10.6	Employment Agreement by and between StoneMor GP LLC and William R. Shane, effective as of September 20, 2004

10.7	Employment Agreement by and between StoneMor GP LLC and Michael L. Stache, effective as of September 20, 2004

10.8	Employment Agreement by and between StoneMor GP LLC and Robert Stache, effective as of September 20, 2004

10.9	Form of Indemnification Agreement by and between StoneMor GP LLC and Lawrence Miller, Robert B. Hellman, Jr., Fenton R. Talbott, Jeffery A. Zawadsky, Martin R. Lautman, William R. Shane, Allen R. Freedman, effective September 20, 2004

10.10	Intercreditor and Collateral Agency Agreement by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, various subsidiaries, various lenders and noteholders and Fleet National Bank, dated September 20, 2004

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer President and Chairman of the Board of Directors

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of William R. Shane, Executive Vice President and Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith)

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of William R. Shane, Executive Vice President and Chief Financial Officer (furnished herewith)