Form 10-Q/A
period 2004-09-30
STONEMOR PARTNERS LP
filed 2004-11-18
CIK 1286131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

The line items cemetery revenues per interment performed and cemetery revenues per interment right sold in Part I, Item 2 have been correctly calculated in this amendment. No other information included in the original report on Form 1O-Q is amended by this Form 10-Q/A. Items not being amended are presented for the convenience of the reader only. This report continues to be presented as of the date of the original Quarterly Report on Form 10-Q and the Company has not updated the disclosure in this report to a later date.

Index – Form 10-Q/A

Part I – Financial Information

The words “we,” “us,” “our,” “Company” and similar words, when used in a historical context prior to the closing of the initial public offering of StoneMor Partners L.P. on September 20, 2004, refer to Cornerstone Family Services, Inc. (and, after its conversion, CFSI LLC) and its subsidiaries and thereafter refer to StoneMor Partners L.P. and its subsidiaries.

Forward-Looking Statements

Certain statements contained in this quarterly report on Form 10-Q/A, including, but not limited to, information regarding the status and progress of the Company’s operating activities, the plans and objectives of the Company’s management, assumptions regarding the Company’s future performance and plans, and any financial guidance provided, as well as certain information in other filings with the SEC and elsewhere are forward-looking statements within the meaning of Section 27A(i) of the Securities Act of 1933 and Section 21E(i) of the Securities Exchange Act of 1934. The words “believe,” “may,” “will,” “estimate,” “continues,” “anticipate,” “intend,” “project”, “expect”, “predict” and similar expressions identify these forward-looking statements. These forward-looking statements are made subject to certain risks and uncertainties that could cause actual results to differ materially from those stated, including, but not limited to, the following: uncertainties associated with future revenue and revenue growth; the impact of the Company’s significant leverage on its operating plans; the ability of the Company to service its debt; the Company’s ability to attract, train and retain an adequate number of sales people; uncertainties associated with the volume and timing of pre-need sales of cemetery services and products; variances in death rates; variances in the use of cremation; changes in the political or regulatory environments, including potential changes in tax accounting and trusting policies; the Company’s ability to successfully implement a strategic plan relating to producing operating improvement, strong cash flows and further deleveraging; and various other uncertainties associated with the death care industry and the Company’s operations in particular.

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

Item 1. Financial Statements

STONEMOR PARTNERS L.P.

Successor to Cornerstone Family Services, Inc. (Predecessor)

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	September 30, 2004	December 31, 2003
Assets
CURRENT ASSETS:
Cash and cash equivalents	$13,637	$5,554
Accounts receivable, net of allowance	24,961	22,447
Prepaid expenses	1,579	1,476
Merchandise trust receivable	—	1,861
Other current assets	846	779

Total current assets	41,023	32,117

LONG-TERM ACCOUNTS RECEIVABLE – net of allowance	33,088	33,720
CEMETERY PROPERTY	150,994	151,200
PROPERTY AND EQUIPMENT	21,930	23,411
DUE FROM MERCHANDISE TRUSTS	—	109,785
MERCHANDISE TRUSTS, restricted, at fair value	117,589	—
PERPETUAL CARE TRUSTS, restricted, at fair value	124,677	—
DEFERRED FINANCING COSTS – net of accumulated amortization	2,744	3,450
OTHER ASSETS	32	2,002

TOTAL ASSETS	$492,077	$355,685

LIABILITIES AND STOCKHOLDERS’, PARTNERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$8,581	$5,988
Accrued interest	208	735
Current portion of long-term debt	169	7,814

Total current liabilities	8,958	14,537

LONG-TERM DEBT	80,000	122,894
DEFERRED INCOME TAXES	—	1,415
DEFERRED CEMETARY REVENUES, Net	123,303	115,233
MERCHANDISE LIABILITY	40,129	44,112

Total liabilities	252,390	298,191

COMMITMENTS AND CONTINGENCIES
NON-CONTROLLING INTEREST IN PERPETUAL CARE TRUSTS	124,677	—

REDEEMABLE PREFERRED STOCK (par value $0.01; 15,514 shares issued and outstanding at December 31, 2003)	—	15,514

COMMON STOCKHOLDERS’ / PARTNERS’ EQUITY
Common stock (par value $0.01; 880,000 shares issued and outstanding at December 31, 2003)	—	9
Additional paid-in capital	—	91,213
Accumulated other comprehensive income	—	—
Employee stock loans	—	(150)
Retained deficit	—	(49,092)
General partner	1,633	—
Limited partners:
Common	73,338	—
Subordinated	40,039	—

Total common stockholders’ / partners’ equity	115,010	41,980

TOTAL LIABILITIES, PREFERRED STOCK AND COMMON STOCKHOLDERS’ / PARTNERS’ EQUITY	$492,077	$355,685

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

See Accompanying Notes to the Condensed Consolidated Financial Statements.

STONEMOR PARTNERS L.P.

Successor to Cornerstone Family Services, Inc. (Predecessor)

Condensed Consolidated Statements of

Common Stockholders’ / Partners’ Equity

(In thousands)

	Common Stockholders’ Equity	Partners’ Capital
		Limited Partners			General Partner
		Common	Subordinated	Total		Total
Additional paid in capital	$91,213	$—	$—	$—	$—	$91,213
Employee loans	(150)	—	—	—	—	(150)
Common stock	9	—	—	—	—	9
Retained deficit	(49,092)	—	—	—	—	(49,092)

Balance at December 31, 2003	41,980	—	—	—	—	41,980
Dividends paid in kind	(1,564)	—	—	—	—	(1,564)
Stock-based compensation	433	—	—	—	—	433
Net loss January 1, 2004 though September 19, 2004	(6,203)	—	—	—	—	(6,203)

Balance at September 19, 2004 (unaudited)	34,646	—	—	—	—	34,646
Book value of net assets contributed to the partnership	(34,646)	3,931	29,511	33,442	1,204	—
Redeemable preferred stock of Cornerstone converted to limited liability company units	—	1,344	10,092	11,436	412	11,848
Proceeds from initial public offering, net of offering costs	—	67,627	—	67,627	—	67,627
Net income September 20, 2004 through September 30, 2004	—	436	436	872	17	889

Balance, September 30, 2004 (unaudited)	$—	$73,338	$40,039	$113,377	$1,633	$115,010

See Accompanying Notes to the Condensed Consolidated Financial Statements.

STONEMOR PARTNERS L.P.

Successor to Cornerstone Family Services, Inc. (Predecessor)

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
OPERATING ACTIVITIES
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

Risk Factors

Readers of the Quarterly Report on Form 10-Q/A are referred to the Prospectus for additional information concerning factors, risks and uncertainties with respect to the Partnership’s business, taxes, an investment in the Partnership’s common units and laws, rules and regulations affecting the Partnership.

Basis of Presentation

The following discussion and analysis is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 – Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies – to the unaudited condensed consolidated financial statements included in this report contains a summary of our significant accounting policies. This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q/A (including the notes thereto).

Results of Operations

The following table summarizes our results of operations for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Statement of Operations Data:
Revenues:
Cemetery	$20,694	$18,311	$63,790	$55,739
Funeral home	395	425	1,407	1,284

Total revenues	21,089	18,736	65,197	57,023

Costs and expenses:
Cost of goods sold (exclusive of depreciation shown separately below):
Land and crypts	1,398	1,306	3,622	3,710
Perpetual care	686	642	2,036	1,921
Merchandise	1,012	665	3,634	2,461
Cemetery expense	5,031	4,489	14,765	13,088
Selling expense	4,413	3,955	13,958	11,609
General and administrative expense	2,489	2,293	7,353	6,910
Corporate overhead (including $433 in stock-based compensation in 2004)	2,968	2,819	7,959	7,524
Depreciation and amortization	1,073	1,294	3,554	3,667
Funeral home expense	419	359	1,309	1,100
Expense related to refinancing	4,200	—	4,200	—
Interest expense	2,623	2,629	7,907	8,696
Income taxes (benefit)	(724)	2,419	214	2,382

Net loss	$(4,499)	$(4,134)	$(5,314)	$(6,045)

The following table presents supplemental operating data as of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Operating Data:
Interments performed	5,315	5,351	16,653	16,510
Cemetery revenues per interment performed	$3,894	$3,422	$3,831	$3,376

Interment rights sold (1):
Lots	3,370	3,462	9,933	9,467
Mausoleum crypts (including pre-construction)	441	561	1,493	1,782
Niches	107	115	387	358

Total interment rights sold	3,918	4,138	11,813	11,607

Cemetery revenues per interment right sold (1)	$5,282	$4,425	$5,400	$4,802

Number of contracts written	11,214	11,644	35,091	36,541
Aggregate contract amount, in thousands (excluding interest)	$22,306	$22,270	$69,822	$69,166
Average amount per contract (excluding interest)	$1,989	$1,913	$1,990	$1,893

Number of pre-need contracts written	5,237	5,347	16,148	17,152
Aggregate pre-need contract amount, in thousands (excluding interest)	$14,674	$14,953	$45,864	$46,689
Average amount per pre-need contract (excluding interest)	$2,802	$2,797	$2,840	$2,722

Number of at-need contracts written	5,977	6,297	18,943	19,389
Aggregate at-need contract amount, in thousands	$7,632	$7,317	$23,958	$22,477
Average amount per at-need contract	$1,277	$1,162	$1,265	$1,159

(1)	Net of cancellations. Counts the sale of a double-depth burial lot as the sale of two interment rights.

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

A summary of the proceeds received and use of proceeds is as follows (in thousands).

Proceeds received:
Sale of 4,226,250 common units at $20.50 per unit	$86,638
Issuance of senior secured notes	80,000

Total proceeds received	$166,638

Use of proceeds from sale of common units
Underwriting discount	$5,849
Professional fees and other offering costs	7,432
Repayment of debt and accrued interest	56,361
Redemption of 551,250 units from CFSI LLC	5,255
Reserve for general partner purposes	11,741

Total use of proceeds from the sale of common units	$86,638

Use of proceeds from the issuance of senior secured notes
Private placement fee	$1,076
Other debt issuance costs	215
Repayment of debt	78,709

Total use of proceeds from the issuance of senior secured notes	80,000

Total use of proceeds	$166,638

The following table provides information about purchases by the Partnership of its common units during the quarter ended September 30, 2004:

Period	Total Number of Units Purchased (1)	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of unites that May Yet be Purchased Under the Plans or Programs

09/01/04-09/30/04	551,250	$9.53	N/A	N/A
08/01/04-08/31/04	N/A	N/A	N/A	N/A
07/01/04-07/30/04	N/A	N/A	N/A	N/A

Total:	551,250	$9.53	N/A	N/A

(1)	In connection with the initial public offering of the Partnership’s common units, the underwriters exercised their over-allotment option to purchase an additional 551,250 common units from the Partnership (the “Over-Allotment Purchase”) which closed on September 23, 2004. One-half of the net proceeds from the Over-Allotment Purchase were used to redeem 551,250 common units from CFSI LLC, the parent of our general partner.

Item 6. Exhibits

The following documents are filed or, if so indicated below, furnished as exhibits to this quarterly report on Form 10-Q/A.

Exhibit Number	Description
3.1	Certificate of Limited Partnership of StoneMor Partners L.P. (incorporated by reference to the Registration Statement filed with the Securities and Exchange Commission on April 9, 2004 (Exhibit 3.1)).

3.2*	First Amended and Restated Agreement of Limited Partnership of StoneMor Partners L.P., dated as of September 20, 2004

4.1*

Note Purchase Agreement by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, each of the subsidiaries listed on the signature pages thereof and SFT I, Inc., The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company, dated as of September 20, 2004

10.1*

Credit Agreement by and among StoneMor Operating LLC, StoneMor GP LLC, StoneMor Partners L.P., various additional borrowers, various lending institutions and Fleet National Bank, dated September 20, 2004.

10.2*	Contribution, Conveyance and Assumption Agreement, by and among StoneMor Partners L.P., StoneMor GP LLC, CFSI LLC, StoneMor Operating LLC, dated as of September 20, 2004

10.3*	StoneMor Partners L.P. Long-Term Incentive Plan

10.4*

Omnibus Agreement by and among McCown De Leeuw & Co. IV, L.P., McCown De Leeuw & Co. IV Associates, L.P., MDC Management Company IV, LLC, Delta Fund LLC, Cornerstone Family Services LLC, CFSI LLC, StoneMor Partners L.P., StoneMor GP LLC, StoneMor Operating LLC, dated as of September 20, 2004

10.5*	Employment Agreement by and between StoneMor GP LLC and Lawrence Miller, effective as of September 20, 2004

10.6*	Employment Agreement by and between StoneMor GP LLC and William R. Shane, effective as of September 20, 2004

10.7*	Employment Agreement by and between StoneMor GP LLC and Michael L. Stache, effective as of September 20, 2004

10.8*	Employment Agreement by and between StoneMor GP LLC and Robert Stache, effective as of September 20, 2004

10.9*

Form of Indemnification Agreement by and between StoneMor GP LLC and Lawrence Miller, Robert B. Hellman, Jr., Fenton R. Talbott, Jeffery A. Zawadsky, Martin R. Lautman, William R. Shane, Allen R. Freedman, effective September 20, 2004

10.10*

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

*	Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STONEMOR PARTNERS L.P.

	By:	StoneMor GP LLC
its general partner

November 18, 2004		/s/ Lawrence Miller
Lawrence Miller
Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

November 18, 2004		/s/ William R. Shane
William R. Shane
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description
3.1*	Certificate of Limited Partnership of StoneMor Partners L.P. (incorporated by reference to the Registration Statement filed with the Securities and Exchange Commission on April 9, 2004 (Exhibit 3.1)).

3.2*	First Amended and Restated Agreement of Limited Partnership of StoneMor Partners L.P., dated as of September 20, 2004

4.1*

Note Purchase Agreement by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, each of the subsidiaries listed on the signature pages thereof and SFT I, Inc., The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company, dated as of September 20, 2004

10.1*

Credit Agreement by and among StoneMor Operating LLC, StoneMor GP LLC, StoneMor Partners L.P., various additional borrowers, various lending institutions and Fleet National Bank, dated September 20, 2004.

10.2*	Contribution, Conveyance and Assumption Agreement, by and among StoneMor Partners L.P., StoneMor GP LLC, CFSI LLC, StoneMor Operating LLC, dated as of September 20, 2004

10.3*	StoneMor Partners L.P. Long-Term Incentive Plan

10.4*

Omnibus Agreement by and among McCown De Leeuw & Co. IV, L.P., McCown De Leeuw & Co. IV Associates, L.P., MDC Management Company IV, LLC, Delta Fund LLC, Cornerstone Family Services LLC, CFSI LLC, StoneMor Partners L.P., StoneMor GP LLC, StoneMor Operating LLC, dated as of September 20, 2004

10.5*	Employment Agreement by and between StoneMor GP LLC and Lawrence Miller, effective as of September 20, 2004

10.6*	Employment Agreement by and between StoneMor GP LLC and William R. Shane, effective as of September 20, 2004

10.7*	Employment Agreement by and between StoneMor GP LLC and Michael L. Stache, effective as of September 20, 2004

10.8*	Employment Agreement by and between StoneMor GP LLC and Robert Stache, effective as of September 20, 2004

10.9*

Form of Indemnification Agreement by and between StoneMor GP LLC and Lawrence Miller, Robert B. Hellman, Jr., Fenton R. Talbott, Jeffery A. Zawadsky, Martin R. Lautman, William R. Shane, Allen R. Freedman, effective September 20, 2004

10.10*

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

*	Previously filed.