Form 10-K
period 2004-12-31
STONEMOR PARTNERS LP
filed 2005-03-30
CIK 1286131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO                        .

Commission File Number: 000-50910

STONEMOR PARTNERS L.P.

(Exact name of registrant as specified in its charter)

Delaware	80-0103159
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

155 Rittenhouse Circle Bristol, Pennsylvania	19007
(Address of principal executive offices)	(Zip Code)

(215) 826-2800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Units

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrants’ common units were not publicly traded as of the last business day of its second fiscal quarter. The aggregate market value of the common units held by non-affiliates of the registrant was approximately $89.3 million as of March 17, 2005 based on $21.45 per unit, the closing price of the common units as reported on the NASDAQ on that date.1

The number of the registrant’s outstanding common units at March 17, 2005 was 4,239,782.

Documents incorporated by reference: None

[1]	The aggregate market value of the common units set forth above equals the number of the registrant’s common units outstanding, on March 17, 2005 reduced by the number of common units held by executive officers, directors and persons owning 10% or more of the registrant’s common units as of such date, multiplied by the last reported sale price for the registrant’s common units on March 24, 2005. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from this figure is an affiliate of the registrant or that any person whose holdings are included in this figure is not an affiliate of the registrant and any such admission is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

FORM 10-K OF STONEMOR PARTNERS, L.P.

Item 1—Business

We were formed as a Delaware limited partnership to own and operate the assets and businesses previously owned and operated by Cornerstone Family Services, Inc., or Cornerstone, which was converted into CSFI LLC, a limited liability company, prior to our initial public offering of common units representing limited partner interests on September 20, 2004. Cornerstone was founded in 1999 by members of our management team and a private equity investment firm, which we refer to as McCown De Leeuw, in order to acquire a group of 123 cemetery properties and 4 funeral homes. Since that time, Cornerstone acquired ten additional cemeteries and one funeral home, built two funeral homes and sold one cemetery. “We,” “us,” “our,” or similar terms, when used in a historical context, refer to Cornerstone Family Services, Inc. (and, after its conversion, CFSI LLC) and its subsidiaries and thereafter refer to StoneMor Partners L.P. and its subsidiaries.

We are the fourth-largest owner and operator of cemeteries in the United States. As of December 31, 2004, we operated 132 cemeteries in 12 states, located primarily in the eastern United States. We own 121 of these cemeteries, and we operate the remaining 11 under long-term management agreements with the cemetery associations that own the cemeteries. The cemetery products and services that we sell are:

Interment Rights	Merchandise	Services
• burial lots	• burial vaults	• installation of burial vaults

• lawn crypts	• caskets	• installation of caskets

• mausoleum crypts	• grave markers and grave marker bases	• installation of other cemetery merchandise

• cremation niches	• memorials

• perpetual care rights

We sell these products and services both at the time of death, which we refer to as at-need, and prior to the time of death, which we refer to as pre-need. Whenever possible, we sell burial lots with pre-installed vaults and grave marker bases. Our sales of real property, including burial lots (with and without installed vaults), lawn and mausoleum crypts and cremation niches, generate qualifying income sufficient for us to be treated as a partnership for federal income tax purposes. In 2004, we performed more than 22,000 burials and sold more than 14,800 interment rights (net of cancellations). Based on our sales of interment spaces in 2004, our cemeteries have a weighted average sales life of 238 years.

Our cemetery properties are located in Pennsylvania, West Virginia, Virginia, Maryland, New Jersey, Tennessee, Ohio, Rhode Island, Alabama, Connecticut, Delaware and Georgia. In 2004, our cemetery operations accounted for approximately 98% of our revenues.

We also own and operate seven funeral homes in Alabama, Maryland, Ohio, Pennsylvania and Virginia. All of our funeral homes are located on our cemetery properties. In 2004, more than 580 funerals were performed at our funeral homes, and our funeral home revenues accounted for approximately 2% of our revenues.

Operations

Cemetery Operations. Our cemetery operations include sales of cemetery interment rights, merchandise and services and the performance of cemetery maintenance and other services. An interment right entitles a customer to burial space in one of our cemeteries and the perpetual care of that burial space. Burial spaces, or lots, are parcels of property that hold interred human remains. Our cemeteries require a burial vault be placed in each burial lot. A burial vault is a rectangular container, usually made of concrete but also made of steel or plastic, that sits in the burial lot and in which the casket is placed. The top of the burial vault is buried approximately 18 to 24 inches below the surface of the ground, and the casket is placed inside the vault. Burial vaults prevent ground settling that otherwise occurs when a casket placed directly in the ground begins to decay creating uneven ground surface. Ground settling typically results in higher maintenance costs and increased potential liability for slip-and-fall accidents on the property. Lawn crypts are series of closely spaced burial lots with preinstalled vaults and other improvements, such as landscaping, sprinkler systems and drainage. A mausoleum crypt is an above-ground structure that may be designed for a particular customer, which we refer to as a private mausoleum; or it may be a larger building that serves multiple customers, which we refer to as a community mausoleum. Cremation niches are spaces in which the ashes remaining after cremation, sometimes referred to as cremains, are stored. Cremation niches are often part of community mausoleums, although we sell a variety of cremation niches to accommodate our customers’ preferences.

Grave markers, monuments and memorials are above-ground products that serve as memorials by showing who is remembered, the dates of birth and death and other pertinent information. These markers, monuments and memorials include simple plates, such as those used in a community mausoleum or cremation niche, flush-to-the-ground granite or bronze markers, headstones or large stone obelisks.

We purchase grave markers and grave marker bases from Cold Spring Granite Memorial Group under a supply agreement that expires on December 31, 2005. This agreement entitles us to specified price discounts and a cap on price increases so that our prices for these products are generally fixed through the expiration of the agreement. We do not have minimum purchase requirements under this supply agreement.

One of the principal services we provide at our cemeteries is an “opening and closing,” which is the digging and refilling of burial spaces to install the vault and place the casket into the vault. With pre-need sales, there are usually two openings and closings. During the initial opening and closing, we install the burial vault in the burial space. We usually perform this service shortly after the customer signs a pre-need contract. Advance installation allows us to withdraw the related funds from our merchandise trusts, making the amount in excess of our cost to purchase and install the vault available to us for other uses, and eliminates future merchandise trusting requirements for the burial vault and its installation. During the final opening and closing, we remove the dirt above the vault, open the lid of the vault, place the casket into the vault, close the vault lid and replace the ground cover. With at-need sales, we typically perform the initial opening and closing at the time we perform the final opening and closing. Our other services include the installation of other cemetery merchandise and the perpetual care related to interment rights.

The cost of a traditional interment at one of our cemeteries, together with all related services and merchandise, ranges from approximately $1,600 to approximately $6,000, and averages approximately $2,800.

Managed Cemeteries. We operate 11 cemeteries in New Jersey, Pennsylvania, Connecticut and Ohio under long-term management agreements with the 10 cemetery associations that own the cemetery properties. These cemetery associations are organized as nonprofit corporations either because state law requires cemetery properties to be owned by nonprofit entities, such as in New Jersey or because they were originally established as nonprofit entities. We have voting control of four of these cemetery associations as a result of owning all of their outstanding stock, certificates of indebtedness or membership certificates. Seven cemetery associations are owned by their lotholders or have no voting members. Because nonprofit entities in most states are restricted in their ability to distribute income, these 10 cemetery associations have entered into management agreements with us. The management agreements under which we operate these 11 cemeteries generally have terms ranging from 3 to 10 years and provide us with management fees that approximate what we would earn if we owned those cemeteries and held them in for-profit entities. In some of the states where we operate cemeteries under management agreements, we are entitled to significant termination fees if the agreements are terminated without our consent.

Funeral Home Operations. We own and operate seven funeral homes, all of which are located on cemetery properties that we own, in Alabama, Maryland, Ohio, Pennsylvania and Virginia. Since 1999, we have built two funeral homes and purchased one. Our funeral homes offer a range of services to meet a family’s funeral needs, including family consultation, the removal and preparation of remains, provision of caskets and related funeral merchandise, the use of funeral home facilities for visitation, worship and funeral services and transportation services. The cost of using the services of one of our funeral homes, including the purchase of a casket, ranges from approximately $2,745 to approximately $6,100 and averages approximately $3,300. Funeral home operations primarily generate revenues from at-need sales, for which there is a smaller potential customer base than pre-need sales, and have low barriers to entry by competitors. By focusing primarily on cemeteries and deriving significant revenues from pre-need sales, we minimize our exposure to these types of challenges.

We purchase caskets from Thacker Caskets, Inc. under a supply agreement that expires on December 31, 2015. This agreement entitles us to specified discounts on the price of caskets but requires that we purchase all of our caskets from Thacker Caskets, Inc. We do not have minimum purchase requirements under this supply agreement.

Cremation Products and Services. We operate a crematory on one of our cemeteries, but our primary cremation operations are sales of receptacles for cremains, such as urns, and the inurnment of cremains in niches or scattering gardens. While cremation products and services usually cost less than traditional burial products and services, they yield higher margins on a percentage basis and take up less space than burials. We sell cremation products and services on both a pre-need and at-need basis. Although the trend toward cremation has increased nationwide, the average cremation rate was only 19.2% in 2002 in the regions where we operate compared to 27.8% nationwide, according to the Cremation Association of North America.

Pet Cemeteries. At many of our cemeteries, we maintain a separate piece of land that is used exclusively for the burial of pets. Our sales of pet cemetery products and services are similar to those for humans: we sell interment rights, burial vaults, caskets, cremation products and memorials. The costs of these products and services varies based on the size of the animal and the quality of the products. In 2004, sales of pet cemetery products and services totaled approximately $168,000.

Sales Contracts

Pre-need products and services are typically sold on an installment basis. At-need products and services are required to be paid for in full in cash by the customer at the time of sale. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Cemetery Operations—Pre-need Sales” and “—At-need Sales.”

Trusts

Sales of cemetery products and services are subject to a variety of state regulations. In accordance with these regulations, we are required to establish and fund two types of trusts, merchandise trusts and perpetual care trusts, to ensure that we can meet our future obligations. Our funding obligations are generally equal to a percentage of sales proceeds of the products and services we sell. For a detailed discussion of these trusts, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Cemetery Operations—Trusting.”

Sales Personnel, Training and Marketing

We currently employ approximately 310 commissioned salespeople and 100 sales support and telemarketing employees. We have five regional sales managers covering our cemeteries, who report to our Vice President of Sales. Individual salespersons are typically located at the cemeteries they serve and report directly to the cemetery manager. We have made a strong commitment to the ongoing education and training of our sales force and to salesperson retention in order to ensure that our customers receive the highest quality customer service. Our training program includes classroom training at our headquarters, field training, continuously updated training materials that utilize media, such as the Internet, for interactive training and participation in industry seminars. We place special emphasis on training property sales managers, who are key elements to a successful pre-need sales program.

We reward our salespeople with incentives for generating new customers. Sales force performance is evaluated by sales budgets, sales mix and closing ratios, which are equal to the number of contracts written divided by the number of presentations that are made. Substantially all of our sales force is compensated based solely on performance. Commissions are augmented with various bonus and incentive packages to ensure a high quality, motivated sales force. We pay commissions to our sales personnel based on a percentage of the price of the products and services, which varies from 8% to 24%, of the total contract price for pre-need sales and is generally equal to 5% of the total contract price for at-need sales. In addition, cemetery managers receive an override commission generally equal to 4% to 6% of the gross sales price of the contracts entered into by the salespeople assigned to the cemeteries they manage.

We generate sales leads through focused telemarketing, direct mail, television advertising and sales force cold calling, with the assistance of database mining and other marketing resources. We have created a marketing department to allow us to use more sophisticated marketing techniques to more effectively focus our telemarketing and direct sales efforts. Sales leads are referred to the sales force to schedule an appointment, most often at the customer’s home.

Competition

Our cemeteries and funeral homes generally serve customers that live within a 10- to 15-mile radius of a property’s location. Within this localized area, we face competition from other cemeteries and funeral homes located in the area. Most of these cemeteries and funeral homes are independently owned and operated, and most of these owners and operators are smaller than we are and have fewer resources than we do. We generally face limited competition from the four publicly held death care companies that have U.S. operations—Service Corporation International, Stewart Enterprises, Inc., Alderwoods, Inc. and Carriage Services, Inc.—as they do not directly operate cemeteries in the geographic areas where we operate.

Within a localized area of competition, we compete primarily for at-need sales because many of the independently owned, local competitors either do not have pre-need sales programs or have pre-need programs that are not as developed as ours. Most of these competitors do not have as many of the resources that are available to us to launch and grow a substantial pre-need sales program. The number of customers that cemeteries and funeral homes are able to attract is largely a function of reputation and heritage, although competitive pricing, professional service and attractive, well maintained and conveniently located facilities are also important factors. The sale of cemetery and funeral home products and services on a pre-need basis has increasingly been used by many companies as an important marketing tool. Due to the importance of reputation and heritage, increases in customer base are usually gained over a long period of time.

Competitors within a localized area have an advantage over us if a potential customer’s family members are already buried in the competitor’s cemetery. If any of the four publicly held death care companies operated, or in the future were to operate, cemeteries within close proximity of our cemeteries, they may have a competitive advantage over us because they have greater financial resources available to them because of their size and access to the capital markets.

We believe that we currently face limited competition for cemetery acquisitions. The four publicly held death care companies identified above have historically been the industry’s primary consolidators but have largely curtailed cemetery acquisition activity since 1999. Furthermore, these companies continue to generate a majority of their revenues from funeral home operations. Based on the relative levels of cemetery operations and funeral home operations of the four publicly traded death care companies, which are disclosed in their SEC filings, we are the only public death care company that focuses primarily on cemetery operations.

Robert B. Hellman Jr., who serves as one of our directors, as the Chief Executive Officer and a Managing Director of McCown De Leeuw & Co., LLC and in various other positions with McCown De Leeuw, has applied for a U.S. patent on a technology entitled, “Apparatus and Method for Operating a Death Care Business as a

Master Limited Partnership.” The computer-implemented method defines death care master limited partnership assets based upon qualifying death care business income sources and non-qualifying death care business income sources. The pending patent application was filed on November 27, 2002, and claims priority to an earlier patent application filed November 30, 2001. The United States Patent and Trademark Office has not issued a communication regarding the substantive merits of the application. Mr. Hellman assigned the patent application to McCown De Leeuw & Co. IV, L.P. in February 2003 and recorded the assignment in the United States Patent and Trademark Office in March 2003. McCown De Leeuw & Co. IV, L.P. assigned a 50% ownership interest in the patent application and, if issued, the patent to the partnership. We cannot assure you that the patent will be issued or, if it is issued and subsequently challenged, that it will be determined to be valid.

If a patent is issued relating to this patent application, no other entity will be able to practice the claimed invention without the consent of McCown De Leeuw & Co. IV, L.P. and us. The patent will not prevent corporations, such as the four publicly held death care companies, or privately held partnerships that do not operate as master limited partnerships from competing with us in the death care business. As a result, the issuance of the patent is not expected to have a material impact on our business.

Regulation

General. Our operations are subject to regulation, supervision and licensing under federal, state and local laws.

Cooling-Off Legislation. Each of the states where our current cemetery properties are located has “cooling-off” legislation with respect to pre-need sales of cemetery and funeral home products and services. This legislation requires us to refund proceeds from pre-need sales contracts if canceled by the customer for any reason within three to thirty days, from the date of the contract, depending on the state.

Trusting. Sales of cemetery interment rights and pre-need sales of cemetery and funeral home merchandise and services are subject to trusting requirements imposed by state laws in all of the states where we operate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Cemetery Operations—Trusting.”

Truth in Lending Act and Regulation Z. Our pre-need installment contracts are subject to the federal Truth-in-Lending Act, or TILA, and the regulations thereunder, which are referred to as Regulation Z. TILA and Regulation Z promote the informed use of consumer credit by requiring us to disclose, among other things, the annual percentage rate, finance charges and amount financed when extending credit to customers.

Do Not Call Implementation Act. We are subject to the requirements of two federal statutes governing telemarketing practices, the Telephone Consumer Protection Act, or TCPA, and the Telemarketing and Consumer Fraud and Abuse Prevention Act, or TCFAPA. These statutes impose significant penalties on those who fail to comply with their mandates. The Federal Communications Commission, or FCC, is the federal agency with authority to enforce the TCPA, and the Federal Trade Commission, or FTC, has jurisdiction under the TCFAPA. The FTC has established and implemented a national no-call registry under the TCFAPA. The legislation also establishes a private right of action for consumers against telemarketing entities under certain circumstances. The FCC has adopted regulations that mirror the no-call registry legislation. Primarily as a result of implementation of the do not call legislation, the percentage of our pre-need sales generated from telemarketing leads has decreased from 24% in 1999 to 14.5% in 2004. We are also subject to similar telemarketing consumer protection laws in the states of Alabama, Delaware, Georgia, Maryland, New Jersey, Ohio, Pennsylvania, Rhode Island, Tennessee, Virginia and West Virginia. These states’ statutes permit consumers to prevent unwanted telephone solicitations.

Occupational Safety and Health. We are subject to the requirements of the federal Occupational Safety and Health Act, or OSHA, and comparable state statutes. The OSHA hazard communication standard, the

Environmental Protection Agency community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and similar state statutes require us to organize information about hazardous materials used or produced in our operations. We may be subject to Tier 1 or Tier 2 Emergency and Hazardous Chemical Inventory reporting requirements depending on the amounts of hazardous materials kept onsite. Some of this information must be provided to employees, state and local governmental authorities and local citizens. We are also subject to the federal Americans with Disabilities Act and similar laws which, among other things, may require that we modify our facilities to comply with minimum accessibility requirements for disabled persons.

Federal Trade Commission. Our funeral home operations are comprehensively regulated by the Federal Trade Commission under Section 5 of the Federal Trade Commission Act and a trade regulation rule for the funeral industry promulgated thereunder referred to as the “Funeral Rule.” The Funeral Rule requires funeral service providers to disclose the prices for their goods and services as soon as the subject of price arises in a discussion with a potential customer (this entails presenting an itemized price list, referred to as the General Price List, if the consultation is in person, and readily answering all price-related questions posed over the telephone), and to offer their goods and services on an unbundled basis. Through these regulations, the Federal Trade Commission sought to give consumers the ability to compare prices among funeral service providers and to avoid buying packages containing goods or services that they did not want. The unbundling of goods from services has also opened the way for third-party, discount casket sellers to enter the market, although they currently do not possess substantial market share.

New Jersey Cemetery Act. For many years, cemeteries within New Jersey, which are required to be organized in the nonprofit form, have contracted with for-profit companies like us for management services. We currently manage five properties within New Jersey. The New Jersey Cemetery Act, or NJCA, was recently recodified. We believe that the NJCA reflects technical amendments and that no substantive change is intended; however, the amendments may be interpreted to prohibit for-profit entities from managing cemeteries in New Jersey. Regulations implementing the NJCA are anticipated within the next 12 months, and, therefore, the impact of these regulations cannot be known at this time. We will, however, continue to monitor developments in this area and will participate in the legislative and rulemaking

Future Enactments and Regulation. Federal and state legislatures and regulatory agencies frequently propose new laws, rules and regulations and new interpretations of existing laws, rules and regulations which, if enacted or adopted, could have a material adverse effect on our operations and on the death care industry in general. As discussed above, a significant portion of our operations are located in Pennsylvania, Virginia, Maryland and West Virginia and any material adverse change in the regulatory requirements of those states applicable to our operations could have a material adverse effect on our results of operations. We cannot predict the outcome of any proposed legislation or regulations or the effect that any such legislation or regulations, if enacted or adopted, might have on us.

Environmental Regulations and Liabilities

Our operations are subject to federal, state and local regulations in three principal areas: (1) crematories for emissions to air that may trigger requirements under the Clean Air Act, (2) funeral homes for the handling of hazardous materials and medical wastes and (3) cemeteries and funeral homes for the management of underground and above-ground storage tanks.

Clean Air Act. The Federal Clean Air Act and similar state and local laws, which regulate emissions into the air, can affect crematory operations through permitting and emissions control requirements. Our cremation operations are subject to Clean Air Act regulations under federal and state law and may be subject to enforcement actions if these operations do not conform to the requirements of these laws. In addition, the EPA anticipates the adoption of emissions restrictions to be enforced at the federal and state level for certain solid waste incinerators, including possibly crematory facilities, in the next few years. If the contemplated regulations and guidelines are adopted, we may be required to incur various costs in order to bring our facilities into compliance. We cannot assure you that the costs or liabilities will not be material in that event.

Emergency Planning and Community Right-to-Know Act. Federal, state and local regulations apply to the use of hazardous materials at our funeral homes. Depending on the types and quantities of materials we handle at any particular location, we may be required to maintain and submit to authorities inventories of these materials present at that location in compliance with the Emergency Planning and Community Right-to-Know Act, or EPCRA.

Comprehensive Response, Compensation, and Liability Act. The Comprehensive Response, Compensation, and Liability Act, or CERCLA and similar state laws affect our cemetery and funeral home operations by, among other things, imposing cleanup liabilities for threatened or actual releases of hazardous substances that may endanger public health or welfare or the environment. Under CERCLA and similar state laws, joint and several liability may be imposed on waste generators, site owners and operators, and others regardless of fault or the legality of the original disposal activity. Our operations include the use of some materials that may meet the definition of “hazardous substances” under CERCLA and thus may give rise to liability if released to the environment through a spill or discharge. Should we acquire new properties with pre-existing conditions triggering CERCLA liability, we may become liable for responding to those conditions. We may become involved in proceedings, litigation or investigations at one or more sites where releases of hazardous substances have occurred, and we cannot assure you that the associated costs and potential liabilities would not be material.

Underground and Aboveground Storage Tank Regulations. Federal and state laws regulate the installation, removal, operations and closure of underground storage tanks, or USTs and above-ground storage tanks ASTs, which are located at some of our facilities. Most of these USTs and ASTs contain petroleum for heating our buildings or are used for vehicle maintenance, or general operations. Depending upon the age and integrity of the USTs and ASTs, they may require upgrades, removal and/or closure, and remediation may be required if there has been a discharge or release of petroleum into the environment. All of the aforementioned activities may require us to incur costs to ensure continued compliance with environmental requirements. Should we acquire properties with existing USTs and ASTs that are not in compliance with environmental requirements, we may become liable for responding to releases to the environment or for costs associated with upgrades, removal and/or closure costs, and we can not assure you that the costs or liabilities will not be material in that event.

Employees

As of December 31, 2004 our general partner and its affiliates employed approximately 1,140 full-time and approximately 125 part-time employees. A total of eight full time and 21 seasonal employees at one of our cemeteries located in New Jersey are represented by a union and are subject to collective bargaining agreements that expire in June 2006 and December 2009. An additional 24 employees at 11 of our cemeteries located in Pennsylvania are represented by four different unions and are subject to collective bargaining agreements that expire between June 2005 and April 2008. We believe that our relationship with our employees is good.

Available Information

We maintain an internet website with the address of http://www.stonemor.com. Copies of our reports filed with, or furnished to, the SEC on Forms 10-K, 10-Q, and 8-K and any amendments to such reports are available for viewing and copying at such internet website, free of charge, as soon as reasonably practicable after filing such material with, or furnishing it to, the SEC.

Item 2. Properties

Cemeteries and Funeral Homes. The following table summarizes the distribution of our cemetery and funeral home properties by state as of December 31, 2004 and their weighted average estimated remaining sales life, in years, based on number of interment spaces sold during 2004:

	Cemeteries (1)	Funeral Homes	Total Net Acres	Weighted Average Estimated Remaining Sales Life	Number of Interment Spaces Sold in 2004
Pennsylvania	44	2	2,283	527	2,312
West Virginia	32	—	1,404	344	2,111
Virginia	29	2	773	132	3,184
Maryland	10	1	716	175	1,730
New Jersey	6	—	341	51	1,784
Tennessee	3	—	127	224	302
Ohio	2	1	368	233	1,036
Rhode Island	2	—	70	533	49
Alabama	1	1	60	226	120
Connecticut	1	—	25	87	66
Delaware	1	—	12	177	27
Georgia	1	—	31	19	236

Total	132	7	6,210	238	12,957

(1)	Includes four cemeteries in Pennsylvania, five cemeteries in New Jersey, one cemetery in Connecticut and one cemetery in Ohio that we operated under long-term management agreements.

We calculated estimated remaining sales life for each of our cemeteries by dividing the number of unsold interment spaces by the number of interment spaces sold at that cemetery in the most recent year. For purposes of estimating remaining sales life, we defined unsold interment spaces as unsold burial lots and unsold spaces in existing mausoleum crypts as of December 31, 2004. We defined interment spaces sold in 2004 as:

•	the number of burial lots sold, net of cancellations;

•	the number of spaces sold in existing mausoleum crypts, net of cancellations; and

•	the number of spaces sold in mausoleum crypts that we have not yet built, net of cancellations.

We count the sale of a double-depth burial lot as the sale of one interment space even though a double-depth burial lot includes two interment rights. We count an unsold double-depth burial lot as one unsold interment space. Because our sales of cremation niches were immaterial, we did not include cremation niches in the calculation of estimated remaining sales life. When calculating estimated remaining sales life, we did not take into account any future cemetery expansion. In addition, sales of an unusually high or low number of interment spaces in a particular year affect our calculation of estimated remaining sales life. Future sales may differ from previous years’ sales, and actual remaining sales life may differ from our estimates. We calculated weighted average remaining sales life by aggregating unsold interment spaces and interment spaces sold on a state-by-state or company-wide basis. Based on the number of interment spaces sold in 2004, we estimate that our cemeteries have an aggregate weighted average remaining sales life of 238 years.

The following table shows the cemetery properties that we owned or operated as of December 31, 2004, grouped by estimated remaining sales life:

	0-25 Years	26-49 Years	50-100 Years	101-150 Years	151-200 Years	Over 200 Years
Pennsylvania	2	3	3	3	2	31
West Virginia	4	—	2	0	1	25
Virginia	3	2	8	1	3	12
Maryland	1	1	1	3	1	3
New Jersey	1	2	2	—	—	1
Tennessee	—	—	—	—	2	1
Ohio	—	—	—	1	—	1
Rhode Island	—	—	—	—	—	2
Alabama	—	—	—	—	—	1
Connecticut	—	—	1	—	—	—
Delaware	—	—	—	—	1	—
Georgia	1	—	—	—	—	—

Total	12	8	17	8	10	77

We believe that we have either satisfactory title to or valid rights to use all of our cemetery properties. Seven of the eleven cemetery properties that we operate under long-term management agreements are held by cemetery associations that are owned by the cemetery lot holders or have no legal owners. We believe that the cemetery associations have either satisfactory title to or valid rights to use these seven cemetery properties and that we have valid rights to use these properties under the management agreements. Although title to the cemetery properties is subject to encumbrances such as liens for taxes, encumbrances securing payment obligations, easements, restrictions and immaterial encumbrances, we do not believe that any of these burdens should materially detract from the value of these properties or from our interest in these properties, nor should these burdens materially interfere with the use of our cemetery properties in the operation of our business as described in this prospectus. Many of our cemetery properties are located in zoned regions, and we believe that cemetery use is permitted for those cemeteries either (1) as expressly permitted under applicable zoning ordinances; (2) through a special exception to applicable zoning designations; or (3) as an existing non-conforming use.

Other. Our corporate headquarters occupy approximately 22,500 square feet of leased office space in Bristol, Pennsylvania, a suburb of Philadelphia. The lease has a term expiring in 2014, and we consider the space to be adequate for our present and anticipated future requirements. We are also a tenant under various leases covering office spaces other than our corporate headquarters.

In addition, we own a 13,500-square-foot plant in Butler County, Pennsylvania, where we manufacture burial vaults used in our cemetery operations, and we own a 4,800-square-foot building in Marion, Virginia, which is no longer being used in our business.

Item 3. Legal Proceedings

We, and certain of our subsidiaries, are parties to legal proceedings that have arisen in the ordinary course of business. While the outcome of these proceedings cannot be predicted with certainty, we do not expect these matters to have a material adverse effect on our results of operations or financial condition. We carry insurance with coverage and coverage limits that we believe to be customary in the funeral home and cemetery industries. Although there can be no assurance that such insurance will be sufficient to protect us against all contingencies, we believe that our insurance protection is reasonable in view of the nature and scope of our operations.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Registrant’s Common Units, Related Unitholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common units are listed and traded on the Nasdaq National Market (“Nasdaq”) under the symbol “STON”. Prior to September 15, 2004, our equity securities were not publicly traded. As of March 17, 2005, there were 4,239,782 common units outstanding, representing a 49% limited partner interest in us. As of that date, there were 4,239,782 subordinated units outstanding, also representing a 49% limited partner interest in us. As of March 17, 2005, there were 4 unitholders of record, representing approximately 4,000 beneficial holders. There is no established public trading market for our subordinated units. The following table sets forth the high and low closing sale prices of our common units for the periods indicated, based on the daily composite listing of common unit transactions for the Nasdaq. We did not declare any cash distributions per common or subordinated unit during those periods, but a prorated cash distribution of $0.5128 per common unit and per subordinated unit for the period from September 20, 2004 to December 31, 2004 was declared on January 24, 2005 and paid on February 14, 2005.

Fiscal 2004:

	Common Units
Quarters Ended	High	Low
September 30, 2004(1)	$22.50	$20.70
December 31, 2004	$22.00	$17.28

(1)	Our units began trading on NASDAQ on September 15, 2004.

CASH DISTRIBUTION POLICY

Quarterly Distributions of Available Cash

General. Within approximately 45 days after the end of each quarter, we will distribute all of our available cash to unitholders of record on the applicable record date.

Available cash for any quarter consists of cash on hand at the end of that quarter, plus cash on hand from working capital borrowings made after the end of the quarter but before the date of determination of available cash for the quarter, less cash reserves. Cash and other investments held in merchandise trusts and perpetual care trusts are not treated as available cash until they are distributed to us.

Minimum Quarterly Distribution. Common units are entitled to receive distributions from operating surplus of $0.4625 per unit per quarter, or $1.85 per unit per year, before any such distributions are paid on our subordinated units. We cannot guarantee you that we will be able to pay the minimum quarterly distribution on the common units in any quarter. We are prohibited from making any distributions to unitholders if the distributions would cause an event of default, or if an event of default is existing, under our debt agreements.

General Partner Interest and Incentive Distribution Rights. Our general partner is entitled to 2% of all distributions that we make prior to our liquidation. Our general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its 2% general partner interest. The general partner’s 2% interest in these distributions may be reduced if we issue additional units in the future and our general partner does not contribute a proportionate amount of capital to us to maintain its 2% general partner interest.

Our general partner also currently holds incentive distribution rights that entitle it to receive increasing percentages, up to a maximum of 50%, of the cash we distribute from operating surplus in excess of $0.5125 per unit. The maximum distribution of 50% includes distributions paid to the general partner on its 2% general partner interest but does not include any distributions that the general partner may receive on units that it owns.

Operating Surplus and Capital Surplus

General. All cash distributed to unitholders is characterized as either “operating surplus” or “capital surplus.” We distribute available cash from operating surplus differently than available cash from capital surplus. We treat all available cash distributed as coming from operating surplus until the sum of all available cash distributed since we began operations equals the operating surplus as of the most recent date of determination of available cash. We will treat any amount distributed in excess of operating surplus, regardless of its source, as capital surplus.

Operating Surplus. Operating surplus consists of:

•	our cash balance on September 20, 2004; plus

•	$5.0 million (as described below); plus

•	cash receipts from our operations, including cash withdrawn from merchandise and perpetual care trusts; plus

•	working capital borrowings made after the end of a quarter but before the date of determination of operating surplus for that quarter; less

•	operating expenditures, including cash deposited in merchandise and perpetual care trusts, maintenance capital expenditures and the repayment of working capital borrowings; less

•	the amount of cash reserves for future operating expenditures and maintenance capital expenditures.

As reflected above, operating surplus includes $5.0 million in addition to our cash balance on September 20, 2004, cash receipts from our operations and cash from working capital borrowings. This amount does not reflect actual cash on hand at closing that is available for distribution to our unitholders. Rather, it is a provision that will enable us, if we choose, to distribute as operating surplus up to $5.0 million of cash we receive in the future from non-operating sources, such as asset sales outside the ordinary course of business, sales of our equity and debt securities, and long-term borrowings, that would otherwise be distributed as capital surplus.

As described above, operating surplus is reduced by the amount of our maintenance capital expenditures but not our expansion capital expenditures. For our purposes, maintenance capital expenditures are those capital expenditures required to maintain, over the long term, the operating capacity of our capital assets, and expansion capital expenditures are those capital expenditures that increase, over the long term, the operating capacity of our capital assets.

Examples of maintenance capital expenditures include costs to build roads and install sprinkler systems on our cemetery properties and purchases of equipment for those purposes and, in most instances, costs to develop new areas of our cemeteries. Examples of expansion capital expenditures include costs to identify and complete acquisitions of new cemeteries and funeral homes and to construct new funeral homes. Costs to construct mausoleum crypts and lawn crypts may be considered to be a combination of maintenance capital expenditures and expansion capital expenditures. Our general partner, with the concurrence of its conflicts committee, may allocate capital expenditures between maintenance capital expenditures and expansion capital expenditures and may determine the period over which maintenance capital expenditures will be subtracted from operating surplus.

Capital Surplus. Capital surplus consists of:

•	borrowings other than working capital borrowings;

•	sales of our equity and debt securities; and

•	sales or other dispositions of assets for cash (other than sales or other dispositions of excess cemetery property in an aggregate amount not to exceed $1.0 million in any four-quarter period; sales or other dispositions of inventory, accounts receivable and other current assets in the ordinary course of business; and sales or other dispositions of assets as a part of normal retirements or replacements).

The $1.0 million exception for sales of excess cemetery property may be increased by our general partner, with the concurrence of its conflicts committee, if the size of our operations increases as a result of acquisitions or other expansions.

Distributions of Available Cash from Operating Surplus

The following table illustrates the priority of distributions of available cash from operating surplus between the unitholders and our general partner during the subordination period. During the subordination period the common units will have the right to receive distributions of available cash from operating surplus in an amount equal to the minimum quarterly distribution of $0.4625 per unit, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units. The amounts set forth in the table in the column titled “Marginal Percentage Interest in Distributions” are the percentage interests of our general partner and the unitholders in any available cash from operating surplus we distribute up to and including the corresponding amount in the column titled “Total Quarterly Distribution Target Amount,” until the available cash from operating surplus that we distribute reaches the next target distribution level, if any. The percentage interests shown for our general partner include its 2% general partner interest and assume the general partner has contributed any additional capital required to maintain its 2% general partner interest and has not transferred the incentive distribution rights.

	Total Quarterly Distribution Target Amount	Marginal Percentage Interest in Distributions
		Common Unitholders	Subordinated Unitholders	Common and Subordinated Unitholders	General Partner
Minimum Quarterly Distribution	up to $0.4625	98%	—	—	2%
Arrearages on Minimum Quarterly Distribution	up to $0.4625	98%	—	—	2%
Minimum Quarterly Distribution	up to $0.4625	—	98%	—	2%
First Target Distribution	above $0.4625 up to $0.5125	—	—	98%	2%
Second Target Distribution	above $0.5125 up to $0.5875	—	—	85%	15%
Third Target Distribution	above $0.5875 up to $0.7125	—	—	75%	25%
Thereafter	above $0.7125	—	—	50%	50%

When the subordination period ends, all remaining subordinated units will convert into common units on a one-for-one basis and will then participate, pro rata, with the other common units in distributions of available cash.

Distributions of Available Cash from Capital Surplus

We do not currently expect to make any distributions of available cash from capital surplus. However, to the extent that we make any distributions of available cash from capital surplus, they will be made in the following manner:

•	first, 98% to all unitholders, pro rata, and 2% to our general partner, until we have distributed for each common unit an amount of available cash from capital surplus equal to the initial public offering price;

•	second, 98% to the common unitholders, pro rata, and 2% to our general partner, until we have distributed for each common unit an amount of available cash from capital surplus equal to any unpaid arrearages in payment of the minimum quarterly distribution on the common units; and

•	thereafter, we will make all distributions of available cash from capital surplus as if they were from operating surplus

The partnership agreement treats a distribution of capital surplus as the repayment of the initial unit price from the initial public offering, which is a return of capital. The initial public offering price less any distributions of capital surplus per unit is referred to as the “unrecovered initial unit price.” Each time a distribution of capital surplus is made, the minimum quarterly distribution and the target distribution levels will be reduced in the same proportion as the corresponding reduction in the unrecovered initial unit price.

Because distributions of capital surplus will reduce the minimum quarterly distribution, after any of these distributions are made, it may be easier for the general partner to receive incentive distributions and for the subordinated units to convert into common units. Any distribution of capital surplus before the unrecovered initial unit price is reduced to zero cannot be applied, however, to the payment of the minimum quarterly distribution or any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters.

If we distribute capital surplus on a unit in an amount equal to the initial unit price and have paid all arrearages on the common units, the minimum quarterly distribution and the target distribution levels will be reduced to zero. Once the minimum quarterly distribution and target distribution levels are reduced to zero, all subsequent distributions will be from operating surplus, with 50% being paid to the holders of units and 50% to our general partner.

Subordination Period

General. During the subordination period the common units will have the right to receive distributions of available cash from operating surplus in an amount equal to the minimum quarterly distribution of $ 0.4625 per unit, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units. Upon expiration of the subordination period, all subordinated units will convert into common units on a one-for-one basis and will then participate, pro rata, with the other common units in distributions of available cash, and the common units will no longer be entitled to arrearages.

Expiration of Subordination Period. The subordination period will extend until the first day of any quarter beginning after September 30, 2009 that each of the following tests are met:

•	distributions of available cash from operating surplus on each of the outstanding common units and subordinated units for the three consecutive four-quarter periods immediately preceding that date equaled or exceeded the minimum quarterly distribution;

•	the “adjusted operating surplus” (as defined below) generated during the three consecutive four-quarter periods immediately preceding that date equaled or exceeded the sum of the minimum quarterly distributions on all of the outstanding common units and subordinated units and the related distribution on the 2% general partner interest; and

•	there are no arrearages in payment of the minimum quarterly distribution on the common units.

In addition, if the unitholders remove our general partner other than for cause and units held by our general partner and its affiliates are not voted in favor of that removal:

•	the subordination period will end and each subordinated unit will immediately convert into one common unit;

•	any existing arrearages in payment of the minimum quarterly distribution on the common units will be extinguished; and

•	our general partner will have the right to convert its general partner interest and its incentive distribution rights into common units or to receive cash in exchange for those interests.

Early Conversion of Subordinated Units. If the tests for ending the subordination period are satisfied for any three consecutive four-quarter periods ending on or after September 30, 2007, 25% of the subordinated units will convert into an equal number of common units. Similarly, if those tests are also satisfied for any three consecutive four-quarter periods ending on or after September 30, 2008, an additional 25% of the subordinated units will convert into an equal number of common units. The second early conversion of subordinated units may not occur, however, until at least one year following the end of the period for the first early conversion of subordinated units.

Adjusted Operating Surplus. Adjusted operating surplus is a measure that we use to determine the operating surplus that is actually earned in a test period by excluding items from prior periods that affect operating surplus in the test period. Adjusted operating surplus consists of:

•	operating surplus generated with respect to that period; less

•	any net increase in working capital borrowings with respect to that period but only to the extent that outstanding working capital borrowings exceed $5.0 million as a result of such increase; less

•	any net decrease in cash reserves for operating expenditures with respect to that period not relating to an operating expenditure made with respect to that period; less

•	the amount, if any, by which the aggregate principal amount withdrawn from merchandise trusts with respect to that period exceeds the aggregate amount deposited into merchandise trusts with respect to that period; plus

•	any net decrease in working capital borrowings with respect to that period but only to the extent that such decrease would reduce outstanding working capital borrowings to an amount not less than $5.0 million; plus

•	any net increase in cash reserves for operating expenditures with respect to that period required by any debt instrument for the repayment of principal, interest or premium; plus

•	the amount, if any, by which the aggregate amount deposited into merchandise trusts with respect to that period exceeds the aggregate principal amount withdrawn from merchandise trusts with respect to that period.

The limitations on the effect of net increases and net decreases in working capital borrowings set forth in the second and fifth bullet points above will become inoperative and have no further effect with respect to any period ending after September 30, 2006.

Adjustment of Minimum Quarterly Distribution and Target Distribution Levels

In addition to adjusting the minimum quarterly distribution and target distribution levels to reflect a distribution of capital surplus, if we combine our units into fewer units or subdivide our units into a greater number of units, we will proportionately adjust:

•	the minimum quarterly distribution;

•	the target distribution levels;

•	the unrecovered initial unit price;

•	the number of common units issuable during the subordination period without a unitholder vote; and

•	the number of common units into which a subordinated unit is convertible.

For example, if a two-for-one split of the common units should occur, the minimum quarterly distribution, the target distribution levels and the unrecovered initial unit price would each be reduced to 50% of its initial level, the number of common units issuable during the subordination period without a unitholder vote would double and each subordinated unit would be convertible into two common units. We will not make any adjustment by reason of the issuance of additional units for cash or property.

In addition, if legislation is enacted or if existing law is modified or interpreted in a manner that causes us to become taxable as a corporation or otherwise subject to taxation as an entity for federal, state or local income tax purposes, we will reduce the minimum quarterly distribution and the target distribution levels for each quarter by multiplying each distribution level by a fraction, the numerator of which is available cash for that quarter and the denominator of which is the sum of available cash for that quarter plus our general partner’s estimate of our aggregate liability for the income taxes payable by reason of that legislation or interpretation. To the extent that the actual tax liability differs from the estimated tax liability for any quarter, the difference will be accounted for in subsequent quarters.

Distributions of Cash Upon Liquidation

If we dissolve in accordance with the partnership agreement, we will sell or otherwise dispose of our assets in a process called liquidation. We will first apply the proceeds of liquidation to the payment of our creditors. We will distribute any remaining proceeds to the unitholders and our general partner, in accordance with their respective capital account balances, as adjusted to reflect any taxable gain or loss upon the sale or other disposition of our assets in liquidation.

The allocations of taxable gain upon liquidation are intended, to the extent possible, to allow the holders of common units to receive proceeds equal to their unrecovered initial unit price plus the minimum quarterly distribution for the quarter during which liquidation occurs plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters prior to any allocation of gain to the common units. There may not be sufficient taxable gain upon our liquidation to enable the holders of common units to fully recover all of these amounts, even though there may be cash available for distribution to the holders of subordinated units. Any additional taxable gain will be allocated in a manner intended to allow our general partner to receive proceeds in respect of its incentive distribution rights.

If there are losses upon liquidation, they will first be allocated to the subordinated units and the general partner interest until the capital accounts of the subordinated units have been reduced to zero and then to the common units and the general partner interest until the capital accounts of the common units have been reduced to zero. Any remaining loss will be allocated to the general partner interest.

Equity Compensation Plans

See the equity compensation plan table set forth in Part III, Item 12 “Certain Relationships and Related Transactions.”

Initial Public Offering

See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Overview—Initial Public Offering”, for a description of the use of proceeds of our initial public offering.

Item 6. Selected Financial Data

On April 2, 2004, StoneMor was created to own and operate the cemetery and funeral home business conducted by Cornerstone. On September 20, 2004, in connection with StoneMor’s initial public offering of common units, Cornerstone contributed to the Partnership substantially all of the assets, liabilities and businesses owned and operated by it, and then converted into CFSI LLC, a limited liability company. This transfer represented a reorganization of entities under common control and was recorded at historical cost.

The following table presents selected financial and operating data of StoneMor’s predecessor, Cornerstone, and of StoneMor for the periods and as of the dates indicated. The selected financial data for Cornerstone as of and for the years ended December 31, 2000, 2001, 2002 and 2003 are derived from the audited consolidated financial statements of Cornerstone. The selected financial data as of and for the year ended December 31, 2004, are derived from the audited consolidated financial statements of StoneMor, which comprise the operations of StoneMor from September 20, 2004 to December 31, 2004 and Cornerstone for the period January 1, 2004 to September 19, 2004.

The following table should be read together with, and is qualified in its entirety by reference to, the audited financial statements and the accompanying notes included in Item 8 of this Annual Report on Form 10-K. The table should also be read with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Annual Report on Form 10-K.

	Cornerstone Family Services, Inc. (1)				StoneMor Partners L.P. (1)
	Year Ended December 31,
	2000	2001	2002	2003	2004
	(in thousands, except per unit data)
Statement of Operations Data:
Cemetery revenues	$63,158	$73,865	$74,168	$77,978	$87,305
Funeral home revenues	739	961	1,360	1,724	1,953

Total Revenues	63,897	74,826	75,528	79,702	89,258

Cost of goods sold (exclusive of depreciation shown seperately below):
Land and crypts	4,810	5,946	5,948	4,346	4,539
Perpetual care	2,157	2,404	2,434	2,585	2,692
Merchandise	2,497	3,453	3,634	3,123	5,143
Selling expense	13,166	15,480	15,413	15,584	19,158
Cemetery expense	15,454	16,990	17,191	17,732	19,648
General and administrative expense	9,314	8,594	9,020	9,407	9,797
Overhead (including $1,178 of stock-based compensation in 2003 and $433 in 2004) (2)	10,126	9,892	11,820	12,579	12,458
Depreciation and amortization	4,291	4,337	4,893	5,001	4,547
Funeral home expense	891	996	1,343	1,513	1,712

Total costs and expenses	62,706	68,092	71,696	71,870	79,694

Operating profit	1,191	6,734	3,832	7,832	9,564
Expenses related to terminated debt offering and refinancing (3)	—	7,000	—	—	4,200
Interest expense	16,677	15,550	14,828	11,376	9,480

Loss before income taxes and cumulative effect of change in accounting principle	(15,486)	(15,816)	(10,996)	(3,544)	(4,116)
Income taxes (benefit)
State and franchise taxes	(851)	(294)	546	1,455	(1,141)
Federal	(3,206)	(4,945)	(1,453)	1,010	863

Total income taxes (benefit)	(4,057)	(5,239)	(907)	2,465	(278)
Loss before cumulative effect of change in accounting principle	(11,429)	(10,577)	(10,089)	(6,009)	(3,838)

Cumulative effect of change in accounting principle (4)	(13,594)	—	5,934	—	—

Net loss	$(25,023)	$(10,577)	$(4,155)	$(6,009)	$(3,838)

Net income per limited partner (common) unit (basic and diluted) (5)					$.27

	Cornerstone Family Services, Inc. (1)				StoneMor Partners L.P. (1)
	Year Ended December 31,
	2000	2001	2002	2003	2004
	(in thousands, except per unit data)
Balance Sheet Data (at period end):
Cemetery property	$157,873	$154,394	$153,413	$151,200	$150,215
Total assets (6)	382,439	357,562	356,293	355,685	494,467
Deferred cemetery revenues, net (7)	83,194	91,208	103,580	115,233	127,426
Total debt	151,452	133,474	134,732	130,708	80,000
Redeemable preferred stock (par value $0.01, 12,764 and 15,514 shares issued and outstanding at December 31, 2002 and 2003, respectively) (8)	—	—	12,764	15,514	—
Total stockholders’/ partners’ equity	66,557	63,960	48,920	41,980	115,288

Cash Flow Data:
Net cash provided by (used in):
Operating activities	$6,918	$12,589	$11,042	$7,146	$7,485
Investing activities	(10,502)	(5,766)	(8,913)	(3,129)	(5,887)
Financing activities	4,340	(8,011)	1,258	(4,022)	7,321

Other Financial Data:
Change in assets and liabilities that provided (used) cash:
Merchandise trusts receivable	$(6,174)	$6,206	$594	$(128)	$—
Due from merchandise trust	(1,939)	13,533	(1,379)	(170)	—
Merchandise trusts	—	—	—	—	(1,333)
Merchandise liability	(2,527)	(827)	(3,427)	(3,224)	(7,397)
Capital expenditures:
Maintenance capital expenditures	3,414	1,922	3,378	1,184	2,620
Expansion capital expenditures, including acquisitions and dispositions	7,088	3,844	5,535	1,945	3,267
Distributions declared per common unit in respect of the period (9)					0.5128

	Cornerstone Family Services, Inc. (1)				StoneMor Partners L.P. (1)
	Year Ended December 31,
	2000	2001	2002	2003	2004
Operating Data:
Interments performed	21,657	22,122	22,693	22,281	22,114
Cemetery revenues per interment performed (10)	$2,916	$3,339	$3,215	$3,500	$3,948

Interment rights sold (11):
Lots (10)	12,839	12,684	11,933	12,442	12,136
Mausoleum crypts (including pre-construction)	2,280	1,921	2,271	2,314	2,224
Niches	391	389	436	445	442

Total interment rights sold (10)(11)	15,510	14,994	14,640	15,201	14,802

Cemetery revenues per interment right sold (10)(11)	$4,072	$4,926	$4,984	$5,130	$5,889

Number of contracts written	50,404	52,353	51,012	47,939	46,149
Aggregate contract amount, in thousands (excluding interest)	$81,078	$89,726	$89,106	$90,551	$91,983
Average amount per contract (excluding interest)	$1,609	$1,714	$1,747	$1,889	$1,993

Number of pre-need contracts written	23,369	23,824	23,194	22,276	21,079
Aggregate pre-need contract amount, in thousands (excluding interest)	$53,777	$57,306	$59,177	$60,854	$60,040
Average amount per pre-need contract (excluding interest)	$2,301	$2,405	$2,551	$2,732	$2,848

Number of at-need contracts written	27,035	28,529	27,818	25,663	25,070
Aggregate at-need contract amount, in thousands	$27,301	$32,421	$29,928	$29,698	$31,943
Average amount per at-need contract	$1,010	$1,136	$1,076	$1,157	$1,274

(1)	Includes results of operations of cemeteries that we operate under management agreements with the cemetery associations that own them. Prior to September 2004 we operated 12 cemeteries under management agreements. In September 2004, we converted one of these cemetery associations into a for-profit entity owned by us and ceased operating this cemetery under a management agreement.
(2)	Includes write-off of $1.3 million of expenses in 2002 and $715,000 in 2003 incurred in connection with a potential acquisition of a group of cemeteries in Michigan that we determined would be unlikely to take place. Also includes $1.7 million in bonuses in 2003, $1.5 million in bonuses in 2004, an annual payment of $0.4 million to $0.8 million in management fees to MDC Management Company IV, LLC, and $1.2 million of stock-based compensation in 2003 and $0.4 million of stock-based compensation in 2004. See Note 10 to our consolidated financial statements.
(3)	In 2001, represents expenses incurred in connection with a proposed high-yield debt offering that was not completed and a refinancing of our then existing credit facility. These expenses included $2.4 million of legal and accounting fees, $2.2 million of consulting and other advisory fees, $1.8 million of bank amendment fees, and $0.6 million of miscellaneous expenses, including printing costs, ratings-agency fees and title-company fees in 2001. In 2004 represents expenses incurred in connection with the refinancing of our debt in connection with our initial public offering in September 2004. These expenses include a $3.9 million write-off of debt issuance costs and $0.3 million of expenses related to early extinguishment of debt.
(4)	In 2000, represents the effect of the adoption of SAB 101. In 2002, represents negative goodwill recorded as a result of the implementation of SFAS Nos. 141 and 142.
(5)	Represents the net income per common unit (basic and diluted) from September 20, 2004, the date of our initial public offering, through December 31, 2004. Net income per unit data is not presented for periods prior to September 20, 2004 because there were no units outstanding.

(6)	Includes principal of perpetual care and merchandise trusts stated on our balance sheet at fair value as of December 31, 2004 in accordance with FASB Interpretation No. 46 and No. 46 revised, Consolidation of Variable Interest Entities: an Interpretation of Accounting Research Bulletin No. 51, which we adopted as of March 31, 2004. In previous periods, includes principal held in merchandise trusts stated on our balance sheets at cost and does not include perpetual care trust principal in accordance with then industry practice. Please see the notes to our consolidated financial statements.
(7)	Represents revenues to be recognized from sales of pre-need products and services and the related income and capital gains on merchandise trusts. We recognize revenues from sales of pre-need interment rights to constructed mausoleums and lawn crypts when we have collected at least 10% of the sales price. We defer recognition of revenues from sales of pre-need interment rights to unconstructed mausoleums and lawn crypts until we have collected at least 10% of the sales price, at which point we recognize revenues on the percentage-of-completion basis. We recognize revenues from sales of pre-need merchandise and services, other than perpetual care services, when we satisfy the criteria for delivery of the merchandise to the customer or perform the services for the customer. At that time, we also recognize the related income and capital gains from merchandise trusts. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Cemetery Operations—Sources of Revenues” and “—Trusting.”
(8)	Represents shares of preferred stock issued to the McCown De Leeuw funds and members of management that were converted into Class A membership interests of CFSI LLC prior to our initial public offering.
(9)	Represents distribution for the period from September 20, 2004, the date of our initial public offering, through December 31, 2004, for unitholders of record as of the close of business on February 7, 2005 that was paid on February 14, 2005.
(10)	Excludes in 2002 the sale of a tract of developed land equivalent to 9,600 burial lots to a municipality in Pennsylvania for $1.2 million.
(11)	Net of cancellations. Counts the sale of a double-depth burial lot as the sale of two interment rights.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and notes thereto included in Item 8 of this Annual Report on Form 10-K. Those notes also give more detailed information regarding the basis of presentation for the following information.

Forward-Looking Statements

Certain statements contained in this annual report on Form 10-K, including, but not limited to, information regarding the status and progress of the Company’s operating activities, the plans and objectives of the Company’s management, assumptions regarding the Company’s future performance and plans, and any financial guidance provided, as well as certain information in other filings with the SEC and elsewhere are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,” “may,” “will,” “estimate,” “continues,” “anticipate,” “intend,” “project”, “expect”, “predict” and similar expressions identify these forward-looking statements. These forward-looking statements are made subject to certain risks and uncertainties that could cause actual results to differ materially from those stated, including, but not limited to, the following: uncertainties associated with future revenue and revenue growth; the impact of the Company’s significant leverage on its operating plans; the ability of the Company to service its debt; the Company’s ability to attract, train and retain an adequate number of sales people; uncertainties associated with the volume and timing of pre-need sales of cemetery services and products; variances in death rates; variances in the use of cremation; changes in the political or regulatory environments, including potential changes in tax accounting and trusting policies; the Company’s ability to successfully implement a strategic plan relating to producing operating improvement, strong cash flows and further deleveraging; and various other uncertainties associated with the death care industry and the Company’s operations in particular.

When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth below under “Risk Factors Related to Our Business” and “Regulatory and Legal

Risks” and in our other SEC filings. We assume no obligation to publicly update or revise any forward-looking statements made herein or any other forward-looking statements made by us, whether as a result of new information, future events or otherwise.

Overview

On April 2, 2004, StoneMor was created to own and operate the cemetery and funeral home business conducted by Cornerstone. On September 20, 2004, in connection with the initial public offering by the Partnership of common units representing limited partner interests, Cornerstone contributed to the Partnership substantially all of the assets, liabilities and businesses owned and operated by it, and then converted into CFSI LLC, a limited liability company. This transfer represented a reorganization of entities under common control and was recorded at historical cost. In exchange for these assets, liabilities and businesses, CFSI LLC received 564,782 common units and 4,239,782 subordinated units representing limited partner interests in the Partnership.

Cornerstone was founded in 1999 by members of our management team and a private equity investment firm, which we refer to as McCown De Leeuw, in order to acquire a group of 123 cemetery properties and 4 funeral homes. Since that time and prior to our initial public offering, Cornerstone acquired ten additional cemeteries and one funeral home, built two funeral homes and sold one cemetery.

As of December 31, 2004, the Company operated 132 cemeteries in 12 states, located primarily in the eastern United States. The Company owns 121 of these cemeteries and operates the remaining 11 under long-term management agreements with cemetery associations that own the cemeteries. As a result of the agreements and other control arrangements, we consolidate the results of the 11 managed cemeteries in our historical consolidated financial statements.

StoneMor sells cemetery products and services both at the time of death, which the Company refers to as at-need, and prior to the time of death, which the Company refers to as pre-need. During the year ended December 31, 2004, StoneMor performed over 22,000 burials and sold more then 14,800 interment rights (net of cancellations) compared to 22,000 and 15,000, respectively for the same period of 2003.

Initial Public Offering. On September 20, 2004, StoneMor completed its initial public offering of 3,675,000 common units at a price of $20.50 per unit representing 42.5% interest in us. On September 22, 2004, StoneMor sold an additional 551,250 common units to the underwriters in connection with the exercise of their over-allotment option and redeemed an equal number of common units from CFSI LLC at a cost of $5.3 million, making a total of 4,239,782 common units outstanding. Total gross proceeds from these sales were $86.6 million, before offering costs and underwriting discounts. The net proceeds to the Partnership, after deducting underwriting discounts but before paying offering costs, from these sales of common units was $80.8 million. As described in the partnership agreement, during the subordination period the subordinated units are not entitled to receive any distributions until the common units have received their minimum quarterly distribution plus any arrearages from prior quarters. The subordination period will end once the partnership meets certain financial tests described in the partnership agreement, but it generally cannot end before September 30, 2009. When the subordination period ends, all subordinated units will convert into common units on a one-for-one basis, and the common units will no longer be entitled to arrearages. If the partnership meets certain financial tests described in the partnership agreement, 25% of the subordinated units can convert into common units on or after September 30, 2007 and an additional 25% can convert into common units on or after September 30, 2008. Concurrent with the initial public offering, the Partnership’s wholly owned subsidiary, StoneMor Operating LLC and its subsidiaries (collectively “StoneMor LLC”), all as borrowers, issued new and sold $80.0 million in aggregate principal amount of senior secured notes in a private placement and entered into a $12.5 million revolving credit facility and a $22.5 million acquisition facility with a group of banks. The net proceeds of the initial public offering and the sale of senior secured notes were used to repay the debt and associated accrued interest of approximately $135.1 million and $14.6 million of fees and expenses associated with the initial public offering and the sale of senior secured notes. The remaining funds have been reserved for general partnership purposes, including the construction of mausoleum crypts and lawn crypts and the purchases of equipment needed to install burial vaults. One-half of the net proceeds of the sale of common units upon the exercise of the over-allotment option was used to redeem an equal number of common units from CFSI LLC, and one-half has been reserved for general Partnership purposes. The proceeds received by the Partnership and its subsidiaries from the sales of common units and senior secured notes and the use of these proceeds is summarized as follows (in thousands):

Proceeds received:
Sale of 4,226,250 common units at $20.50 per unit	$86,638
Issuance of senior secured notes	80,000

Total proceeds received	$166,638

Use of proceeds from sale of common units
Underwriting discount	$5,849
Professional fees and other offering costs	7,432
Repayment of debt and accrued interest	56,361
Redemption of 551,250 units from CFSI LLC	5,255
Reserve for general partnership purposes	11,741

Total use of proceeds from the sale of common units	$86,638

Use of proceeds from the issuance of senior secured notes
Debt issuance costs	$1,076
Other related costs	215
Repayment of debt	78,709

Total use of proceeds from the issuance of senior secured notes	80,000

Total use of proceeds	$166,638

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

Revenues by State. The following table shows the percentage of revenues attributable to each of the states in which we operate for the periods presented:

	Year Ended December 31,
	2002	2003	2004
Pennsylvania	29.2%	27.4%	30.3%
New Jersey	15.2%	18.3%	15.2%
Virginia	18.6%	16.0%	19.5%
Maryland	12.7%	14.4%	11.7%
West Virginia	15.7%	13.5%	13.8%
Ohio	5.2%	5.6%	5.2%
Tennessee	1.0%	1.4%	1.9%
Alabama	0.8%	1.1%	1.2%
Georgia	0.7%	1.0%	0.1%
Connecticut	0.5%	0.7%	0.5%
Delaware	0.2%	0.3%	0.3%
Rhode Island	0.2%	0.3%	0.3%

Total	100.0%	100.0%	100.0%

Principal Products and Services. The following table shows the percentage of revenues attributable to our principal products, services and other items during the periods presented:

	Year Ended December 31,
	2002	2003	2004
Pre-need sales:
Burial lots	8.8%	9.9%	6.7%
Mausoleum crypts	8.4%	7.6%	7.5%
Markers	5.5%	6.7%	7.4%
Grave marker bases	1.6%	4.1%	2.2%
Burial vaults	7.0%	3.0%	5.1%
Lawn crypts	1.1%	0.9%	0.6%
Caskets	1.3%	1.1%	5.7%
Initial openings and closings (1)	2.3%	3.4%	5.9%
Other (2)	3.1%	3.0%	2.5%

Total pre-need sales	39.1%	39.7%	43.6%

Interest from pre-need installment contracts	6.2%	5.4%	4.7%

Investment income from trusts:
Perpetual care trusts	8.7%	8.5%	8.1%
Merchandise trusts	4.3%	6.4%	5.6%

Total investment income from trusts	13.0%	14.9%	13.7%

At-need sales:
Openings and closings (3)	15.7%	15.0%	13.4%
Markers	8.2%	7.9%	7.5%
Burial lots	4.9%	3.1%	3.1%
Mausoleum crypts	1.9%	1.8%	2.0%
Grave marker bases	2.7%	2.6%	2.5%
Foundations and inscriptions (4)	1.9%	1.7%	1.6%
Burial vaults	1.4%	1.3%	1.3%
Other (5)	2.2%	1.6%	1.3%

Total at-need sales	38.9%	35.0%	32.7%

Funeral home revenues	1.8%	2.2%	2.2%
Other revenues (6)	1.0%	2.8%	3.1%

Total revenues	100.0%	100.0%	100.0%

(1)	Installation of the burial vault into the ground.
(2)	Includes revenues from niches, mausoleum lights, cremations, pet cemeteries, installation of burial vaults and markers sold to our customers by third parties and pre-need sales made in connection with the relocation of other cemetery interment rights. Also includes document processing fees on pre-need contracts and fees from sales of travel care protection, which covers shipping costs of a body if death occurs more than 100 miles from the place of residence.
(3)	Installation of the burial vault into the ground and the placement of the casket into the vault.
(4)	Installation of the marker on the ground and its inscription.
(5)	Includes revenues from lawn crypts, decorative lights installed on mausoleum crypts, installations of burial vaults and markers sold to our customers by third parties and cremation fees. Also includes document-processing fees on at-need contracts.
(6)	Includes sales of manufactured burial vaults to third parties, sales of cemetery and undeveloped land, commissions from sales of pre-need funeral policies and death benefit policies provided through a third-party insurance provider and other miscellaneous revenue.

Pre-need Sales. Pre-need products and services are typically sold on an installment basis with terms ranging from 12 months to 84 months, with an average of 37 months. Our pre-need contracts are subject to “cooling-off” periods, generally between three and thirty days, required by state law during which the customer may elect to cancel the contract and receive a full refund of amounts paid. Subject to applicable state law, if customers cancel after the cooling-off period, we are generally permitted to retain the amounts already paid on contracts, including any amounts that were required to be deposited into trust. Historically, our customers have cancelled contracts representing approximately 10% of our pre-need sales (based on contract dollar amounts) after the cooling-off period. If the products and services purchased under a pre-need contract are needed for interment before payment has been made in full, the balance due becomes immediately due and must be paid in cash.

Approximately 54% of our pre-need sales contracts do not bear interest. Historically, we did not charge interest on pre-need sales contracts having a term of 12 months or less, and beginning in 2003 we stopped charging interest on pre-need contracts with terms of 36 months or less. In those cases, interest is imputed at varying market rates, currently 5.75%. The interest rates on our interest-bearing pre-need contracts range from 6% to 13%, with a weighted average interest rate of 7%. We offer prepayment incentives to customers whose pre-need contracts are longer than 36 months and bear interest. If those customers pay their contracts in full in less than 12 months, we rebate the interest that we collected from them. Even though this rebate policy reduces the amount of interest income we receive on our accounts receivable, the net effect is an increase in our immediate cash flow. Interest income from pre-need sales, including imputed interest, accounted for 4.7% of our 2004 revenues.

Trusting. We are generally required by state law to place a portion of the sales price of cemetery interment rights, whether at-need or pre-need, into a perpetual care trust to maintain the cemetery property in perpetuity. The amount that we are required to deposit into a perpetual care trust varies from state to state but is generally 10% to 15% of the sales price of the interment right. As payments are received from the customer, we deposit a pro rata amount of the payment into a perpetual care trust. For example, if we receive a payment of 20% of the sales price from the customer, we would deposit into the perpetual care trust 20% of the total amount required to be placed into trust for that sale.

Under the state laws that require the creation of the perpetual care trusts, we are not permitted to withdraw the trust principal, and our creditors and customers have no right to make claim to the funds deposited into these trusts. Amounts held in these perpetual care trusts are invested by third-party investment managers as discussed in more detail below. As a result, we do not possess legal title to the trust principal in these perpetual care trusts; however, in accordance with current industry practice, amounts deposited into perpetual care trusts are reflected at fair market value on the asset portion of our balance sheet as of December 31, 2004 as an asset entitled “perpetual care trusts, restricted, at fair value,” and an equal amount is reflected on the liabilities, preferred stock and common stockholders’ equity portion of our balance sheet as an item entitled “non-controlling interest in perpetual care trusts.” For periods ending before March 31, 2004, we did not include perpetual care trust principal on our balance sheet in accordance with prior industry practice. We recognize income from perpetual care trusts in our revenues as it is earned in the trust, regardless of when we withdraw it. We are permitted under state law to withdraw the investment income, such as interest and dividends, but not the capital gains, from perpetual care trusts, generally on a monthly basis. To maximize the income generated by perpetual care trusts, we have established investment guidelines for the third-party investment managers so that substantially all of the funds held in perpetual care trusts are invested in intermediate-term, investment-grade, fixed-income securities, high-yield fixed-income securities and real estate investment trusts. We are required to use all amounts withdrawn from perpetual care trusts for cemetery maintenance and administration.

We are generally required by state law to deposit a portion of the sales price of pre-need cemetery merchandise and services, or the estimated current cost of providing that merchandise and those services, into a merchandise trust to ensure that we will have sufficient funds in the future to purchase the merchandise or perform the services. The amount we are required to deposit into a merchandise trust varies from state to state but is generally 40% to 70% of the sales price of the merchandise or services. As payments are received from the customer, we deposit a pro rata amount of the payment into the merchandise trust. For example, if we receive a payment of 20% of the sales price from the customer, we would deposit into the merchandise trust 20% of the total amount required to be placed into trust for the merchandise and services sold.

Under the state laws that require the creation of the merchandise trusts, we are not permitted to withdraw the trust principal, except as described below, and our creditors and customers have no right to make claim to the funds deposited into these trusts. Amounts held in these merchandise trusts are invested by third-party investment managers as discussed in more detail below. As a result, we do not possess legal title to the trust principal in these merchandise trusts; however, in accordance with current industry practice, amounts deposited into merchandise trusts are reflected at fair value on our balance sheet as of December 31, 2004 as an asset called merchandise trusts, restricted, at fair value. For periods ending prior to March 31, 2004, amounts deposited into merchandise trust were reflected at cost on our balance sheet as an asset called due from merchandise trust, in accordance with prior industry practice. Earnings on funds held in merchandise trusts, including investment income and capital gains, are included separately on our balance sheet in deferred cemetery revenues, net. These amounts remain on our balance sheet until we recognize them as revenues. We recognize amounts withdrawn from merchandise trusts, including principal, as revenues when we satisfy the criteria for delivery of the related merchandise discussed above or perform the related services.

We are permitted to withdraw the investment income, such as interest and dividends, as well as capital gains, from merchandise trusts at varying times depending on the applicable state law. In most states, we are permitted to make monthly withdrawals of investment income, but in other states we are permitted to withdraw income less frequently or only upon death. In all states, however, we are permitted to withdraw trust principal and earnings to purchase the merchandise or perform the services or, generally, when the customer cancels the contract. We invest the amounts deposited into merchandise trusts, within specified investment guidelines, primarily in intermediate-term, investment-grade fixed-income securities, high-yield fixed-income securities, real estate investment trusts and, to a lesser extent, equity securities and cash.

The income earned on funds held in perpetual care trusts and merchandise trusts can be materially affected by fluctuations in interest rates and, in the case of merchandise trusts, by the performance of the stock market to the extent that the funds held in merchandise trusts are invested in equity securities. Earnings on merchandise and perpetual care trusts that we recognized as revenues accounted for 13.7% of our 2004 revenue. During 2002, 2003 and 2004 our average annual rates of return from realized earnings on funds held in merchandise trusts, before restructuring losses in 2002, were 6.9%, 7.6% and 9.0%, respectively, and our average annual rates of return from realized earnings on funds held in perpetual care trusts were 6.1%, 5.9% and 6.1%, respectively. We cannot assure you, however, that that we will continue to be successful in achieving any particular return in the future.

Amounts held in trusts are invested by third-party investment managers who are selected by the Trust and Compliance Committee of our board of directors. These investment managers are required to invest our trust funds in accordance with applicable state law and internal investment guidelines adopted by our Trust and Compliance Committee. Our investment managers are monitored by third-party investment advisors selected by our Trust and Compliance Committee who advise the Committee on the determination of asset allocations, evaluate the investment managers and provide detailed monthly reports on the performance of each merchandise and perpetual care trust.

Unrealized gains and losses in merchandise trusts have no immediate impact on our revenues, earnings or cash flow unless the fair market value of the funds declines below the estimated costs to deliver the related products and services, in which case we would be required to record a current charge to earnings equal to the difference between the fair market value of the funds and the estimated costs. Over time, gains and losses realized in merchandise trusts are allocated to the underlying pre-need contracts and affect the amount of trust earnings to be recognized as revenues when we deliver the related products or perform the related services. As of December 31, 2004, the aggregate fair market value of funds held in merchandise trusts exceeded our costs to purchase the related products and perform the related services by $77.3 million.

At the time we enter into a pre-need contract, we determine both the amount required to be deposited into a merchandise trust and our cost to purchase the related products and perform the related services. We determine the amount required to be deposited into a merchandise trust based on applicable state law. We determine our cost to purchase a product using the actual current cost of the product as indicated on the price list from the manufacturer at the time we enter into the pre-need contract. We determine our cost to perform a service based on the current cost of the labor necessary to perform the service at the time we enter into the pre-need contract. Our cost to purchase certain products, such as grave markers, grave marker bases and caskets, is generally fixed through 2005 under supply agreements with the manufacturers of those products. We are able to control the cost of the vaults we are required to purchase by manufacturing most of those vaults. We are also able to control the cost to perform services, such as openings and closings, by purchasing the necessary equipment and using our employees to perform these services for us.

Our cost to purchase any product or to perform any service is generally less than 30% of the retail price of such product or service. The retail price is the price at which we sell the product or service to our customers. Because each state in which we operate requires us to deposit into a merchandise trust an amount equal to at least 30% of the retail price (and usually a greater percentage) of the related products and services, our cost to purchase these products and perform those services is generally less than the amount required to be deposited in trust.

As of December 31, 2004, approximately 63.4% of the fair market value of the amounts held in merchandise trusts was invested in fixed-income securities to ensure that the market value of those funds will be sufficient to cover our cost to purchase the related products and perform the related services at the time of purchase and performance.

Some states impose additional restrictions on our ability to withdraw merchandise trust earnings if those trusts have realized losses. For example, if a Pennsylvania merchandise trust realizes a loss, the trust is required to recover the amount of the realized loss, either by earning income or generating capital gains, before we are allowed to withdraw earnings, except to purchase the related products or perform the related services. Other states, such as Virginia, permit continued withdrawals of merchandise trust earnings following a realized loss so long as the fair market value of the funds held in trust equals or exceeds the cost of the related products and services. We realized approximately $9.1 million of total losses in merchandise trusts in 2001 and $1.3 million of total losses in merchandise trusts in 2002. Of the total losses, approximately $6.5 million were in Pennsylvania merchandise trusts. All of the realized losses in the Pennsylvania merchandise trusts were recovered by the first quarter of 2004.

Cash Flow. The impact of pre-need sales on near-term cash flow depends primarily on the commissions paid on the sale, the portion of the sales price required to be deposited into trust and the terms of the particular contract, such as the amount of the required down payment, the products purchased and the length of the contract. Customers are required to make a down payment on a pre-need contract of at least 5% of the total sales price, with the average down payment equal to 12% of the total sales price. When we receive a payment from a customer on a pre-need contract, we first deposit the requisite portion into trust as required by state law. Then, we pay all or a portion of the commission due to the salesperson responsible for the sale. We generally pay commissions to our pre-need sales personnel based on a percentage, usually 8% to 24%, of the total sales price, but only to the extent that cash is received from the customer. If the down payment received from the customer is not sufficient to cover the entire commission, the remaining commission is paid from subsequent installments, but only to the extent of 80% of the cash received from the customer in each installment. Because we are required to deposit a portion of each installment into trust, we are usually required to use our own cash to cover a portion of the commission due to the salesperson. Accordingly, pre-need sales are generally cash flow negative initially but become cash flow positive at varying times over the life of the contract, generally six to seven months after the down payment is made, depending upon the trust requirements, the terms of the particular contract, the sales commission paid and the timing of delivery or performance of the related products and services.

For example, on a pre-need contract with a total sales price of $1,000, a 10% down payment, a 40% perpetual care and merchandise trusting requirement, a 15% sales commission and a one-year term without interest, our short-term cash flow would be as follows:

•	When we receive the $100 down payment from the customer, we would deposit 40% of the payment, or $40 in trust and pay 100% of the commission due to the salesperson, or $150, but only to the extent that we received cash from the customer, or $100. Our total cash obligations would be $140 even though we only received $100 from the customer. We would use $40 of our operating cash to pay the sales commission and, at this time, would be cash flow negative on the contract.

•	In month one, when we receive the first $75 installment from the customer, we would deposit 40%, or $30, into trust and pay 100% of the balance of the commission due to the sales person, or $50. Our total cash obligations would be $80 even though we only received $75 from the customer. We would use $5 of our operating cash to pay sales commission and would still be cash flow negative on the contract.

•	In month two, when we receive the next $75 installment from the customer, we would deposit 40%, or $30, into trust, but we would have no further commission due on the sale. The remaining $45 received from the customer would go back into our operating cash, and we would break even on the contract on a cash-flow basis.

•	In month three, when we receive the next $75 installment from the customer, we would deposit 40%, or $30, into trust and the remaining $45 would go back into our operating cash. In this month, we would become cash flow positive on the contract.

We can enhance our operating cash flow by purchasing and delivering many of our products in advance of the time of customer need, either by installing them in the customer’s burial space (in the case of burial vaults) or storing them for the customer, and by performing certain services prior to the time of need. For example, within the allowances of state law, we purchase burial vaults, grave markers and caskets, and perform initial openings and closings to install the burial vault in the ground before the time of need. When we satisfy the criteria for delivery of pre-need products or perform pre-need services, we are permitted to withdraw the related principal and any income and capital gains that we have not already withdrawn from the merchandise trust, and we recognize the amounts withdrawn, including amounts previously withdrawn, as revenues. Advance purchasing helps us avoid the negative cash flow impact of depositing significant portions of our sales proceeds in trusts while earning rates on those trusts that are currently less than interest rates we pay on our debt. To the extent that we can purchase and deliver products and perform services in advance of the time of need, we can accelerate, within the limitations of GAAP, the timing of our revenue recognition for these products and services. As a result, decisions made by our management to purchase and deliver products or perform services in advance, for cash flow or other reasons, affects the timing of revenue recognition from the underlying sales.

In 1999 and 2000, the rates of return on funds held in merchandise and perpetual care trusts generally exceeded the interest rates on our outstanding debt. We focused on increasing our assets by holding the funds deposited in merchandise and perpetual care trusts until the time of need and borrowing under our credit facility any cash needed for our operations. In 2001, however, market conditions changed, and the interest rates on our outstanding debt generally exceeded our rates of return on funds held in merchandise and perpetual care trusts. We began to consider alternative methods for increasing our cash flow in response to these declining rates of return. By 2003, we had adjusted our cash flow management to accelerate the withdrawal of funds from merchandise trusts, within the limitations of applicable state law, and to purchase and deliver pre-need products and perform pre-need services in advance of the time of need. We used the amounts withdrawn from merchandise trusts, after deducting our costs to purchase the related products and perform the related services, to service our outstanding debt and operate our business. The availability of these withdrawn funds for our operations reduced the amount of additional borrowings we otherwise would have been required to make under our credit facility, and we did not incur the interest expense that would have been associated with those borrowings.

We are somewhat limited, however, in our ability to purchase some products in advance of the time of need because of their availability. Given our large volume of pre-need sales, it is unlikely that our suppliers could provide, or we could manufacture, all of the products included in our pre-need backlog at any given time. For example, we generally need over 20,000 vaults per year to fulfill our pre-need contract obligations, of which we manufacture approximately 18,000 at our plant. We must purchase any excess from third party suppliers who must also meet the demands of other cemetery operators.

We currently purchase burial vaults from third-party providers to assist us in meeting the demands of our accelerated purchase and delivery program. We are also limited in our ability to perform certain services in advance of the time of need because of their nature or our resources. For example, we cannot perform the final opening and closing, which is the placing of the casket into the ground, or inscribe the date of death on the monument or marker until the time of need. Even if we chose to perform all of the services in our pre-need backlog that could be performed in advance of need, such as installing all of the burial vaults in our pre-need backlog, we would not currently have the labor, equipment or other resources to perform all of those services in a short period of time.

At-need Sales. At-need sales of products and services are required to be paid for in full with cash at the time of sale. At that time, we first deposit any amount required to be placed in perpetual care trusts. Then we pay commissions, which are usually equal to 5% of the total sales price, to our sales personnel. We are not required to deposit any amounts from our at-need sales into merchandise trusts.

Expenses. Our primary variable operating costs are cost of goods sold and selling expenses. Cost of goods sold reflects the actual cost of purchasing products and performing services and averaged from 20% to 25% of the related sales price for the last three years. Fixed-price contracts with our major suppliers allow us to keep the cost of some products constant through 2005. Selling expense consists of salesperson and sales management payroll costs, including selling commissions, bonuses and employee benefits, and other costs of obtaining product and service sales, such as advertising, marketing, postage and telephone. Selling expense also includes override commissions paid to our cemetery managers based on the volume of sales made for the cemeteries they manage. Override commissions are generally 4% to 6% of gross sales price and are payable weekly. Selling expense has historically averaged between 36% and 41% of product and service sales.

Additionally, we self-insure medical expenses of our employees up to certain individual and aggregate limits after which our insurer is responsible for additional medical expenses. Our self-insurance policy may result in variability in our future operating expenses.

In addition to our variable operating expenses, we incur fixed costs, primarily for cemetery expense, depreciation of property and equipment and general and administrative expense for our cemeteries. Cemetery expense represents the cost to maintain and repair our cemetery properties and consists primarily of labor and equipment, utilities, real estate taxes and other maintenance items. Repairs necessary to maintain our cemeteries are expensed as they are incurred. Other maintenance costs required over the long term to maintain the operating capacity of our cemeteries, such as to build roads and install sprinkler systems, are capitalized. We depreciate our property and equipment on a straight-line basis over their estimated useful lives. General and administrative expense, which does not include corporate overhead, includes primarily insurance and other costs necessary to maintain our cemetery offices.

Direct costs associated with pre-need sales of cemetery merchandise and services, such as sales commissions and cost of goods sold, are reflected in the balance sheet in deferred cemetery revenues, net, and are expensed as the merchandise is delivered or the services are performed. Indirect costs, such as marketing and advertising costs, are expensed in the period in which they are incurred.

Sales of cemetery lots and interment rights, whether at-need or pre-need, typically generate a higher profit margin than the other products and services we sell. This is primarily because our cost of goods sold is lower on these sales. When we purchase cemetery property, we allocate the purchase price to the property based on the number of burial lots. As we recognize revenues from sales of interment rights or land, we expense the cost of the associated lots as the cost of goods sold.

Cost Saving Initiatives. Our operations are organized geographically in five regions, which allow us to reduce operating and administrative costs by sharing sales and administrative personnel, equipment and other resources. In 2004, we implemented several measures intended to reduce our operating costs. For example, we renegotiated the pricing of some of our contracts with a number of our major vendors and suppliers and provided our operating personnel with purchase credit cards that enable them to process transactions directly into our accounting system, which has reduced our administrative costs. We also reduced the sales commission rates payable to our sales personnel and renegotiated the pricing of some of our employee benefit plans.

Outlook. We believe that in order to expand our cemetery operations, we must attract new customers, continue to attract and hire talented sales personnel and management and enhance our current marketing department to generate additional pre-need sales. Our principal target market is the 45-to 64-year-old category because this age group typically purchases pre-need products and services at a higher rate than younger age groups. This target age group is expected to experience a 2.6% compounded annual growth rate from 2000 to 2010, or approximately three times the annual growth rate for the public overall. We believe that the aging of the “baby boom” generation will more than offset the impact of increased life expectancy.

We believe that competition experienced by individual cemetery properties is generally limited to existing cemeteries within the same area. Competition from new entrants is minimized by the significant barriers to establishing a new cemetery in any particular location, including the availability of land, compliance with local regulatory requirements and the significant start-up capital costs, such as paving roads and installing sprinkler systems. Heritage and tradition also make it difficult to establish a new cemetery, as existing cemeteries have often served multiple generations of families and have developed strong family loyalty.

The death care industry is facing challenges, however, including an increasing trend toward cremation and difficulty in attracting and retaining high quality sales and management personnel to the industry.

We intend to expand our operations through accretive acquisitions of high-quality cemetery properties. However, our valuations of potential acquisitions of high-quality cemeteries may be below the current sellers’ expectations, which may make it more difficult for us to complete acquisitions of desired properties on terms acceptable to us, or at all. Furthermore, we are not permitted to make acquisitions for more than $2.5 million, or any series of acquisitions aggregating more than $20.0 million in any consecutive 12-month period, without the requisite consent of the lenders under our credit facility. In addition, we may face competition for future acquisitions because several large death care companies have recently announced their intention to resume some level of acquisition activity. When we acquire cemeteries that do not have an existing pre-need sales program or a significant amount of pre-need products and services that have been sold but not yet delivered or performed, the operation of the cemetery and implementation of a pre-need sales program after acquisition may require significant amounts of working capital. This may make it more difficult for us to make accretive acquisitions.

During 2005, we plan to grow our existing base of cemetery revenues by continuing our program to accelerate the purchase and delivery of pre-need products and the performance of pre-need services and by increasing pre-need sales while diligently managing our cash expenses. We also expect to have greater access to burial vaults and caskets, through contracts negotiated with third-party suppliers, which will help us satisfy the requirements of our accelerated purchase and delivery program. We also intend to take advantage of other opportunities to grow our cemetery operations through acquisitions as described above.

We expect our 2005 cemetery revenues to increase over 2004 levels primarily as a result of an increase in deliveries of pre-need products, performance of pre-need services, and the completion of construction on several mausoleums spaces, which we have pre-sold. The expected increase in 2005 cemetery revenues is also attributable to an increase in retail prices in 2005 of approximately 3%. Because we generally increase prices by 3% each year, some of the anticipated increase in 2005 cemetery revenues is expected to be attributable to the higher average sales prices of pre-need products and services sold in prior years for which the revenues are recognized in 2005 compared to the average sales prices of pre-need products and services for which revenues were recognized in 2004.

We also expect our volume of pre-need sales in 2005 to increase over 2004 levels primarily as a result of the growth in our principal target market of 45- to 64-year olds who generally purchase pre-need products and services at a higher rate than younger age groups.

Funeral Home Operations

Additionally, we derive revenues from the sale of funeral home merchandise, including caskets and related funeral merchandise, and services, including removal and preparation of remains, the use of our facilities for visitation, worship and performance of funeral services and transportation services. We sell these services and merchandise almost exclusively at the time of need utilizing salaried licensed funeral directors. In 2004, our funeral home revenues accounted for approximately 2.0% of our revenues. More than 580 funerals were performed at our funeral homes in 2004.

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

Other

Corporate Overhead. We incur fixed costs for corporate overhead primarily for centralized functions, such as payroll, accounting, collections and professional fees. We also incur expenses relating to reporting requirements under U.S. federal securities laws and certain other additional expenses of being a public company. The full-year impact of these expenses is not reflected in our historical results but are estimated to be $1.7 million per year.

Consolidation. Our historical operations are part of a consolidated group for financial reporting purposes that includes the cemeteries we operate under long-term management contracts with the cemetery associations that own the cemetery properties. Prior to September 2004 we operated 12 cemeteries under management agreements. In September 2004, we converted one of these cemetery associations into a for-profit entity owned by us and ceased operating this cemetery under a management agreement.

Income Taxes. Our historical financial statements include the effects of applicable U.S. federal and state income taxes in order to comply with GAAP. We are a limited partnership that has elected to be treated as a partnership for U.S. federal income tax purposes and therefore not be subject to U.S. federal or applicable state income taxes. See “Material Tax Consequences” included in our Registration Statement on Form S-1 (Registration No. 333-114354) filed with the SEC. In order to be treated as a partnership for federal income tax purposes, at least 90% of our gross income must be qualifying income, which includes income from the sale of real property, including burial lots (with and without installed vaults and grave marker bases), lawn and mausoleum crypts and cremation niches. Most of our activities that do not generate qualifying income, such as the sale of other cemetery products, the provision of perpetual care services, the operation of our managed cemeteries and all funeral home operations, will be owned by and conducted through these corporate subsidiaries, which will be subject to tax on their net taxable income. Dividends we receive from corporate subsidiaries will be qualifying income.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on the consolidated financial statements of Cornerstone and the consolidated financial statements of Stonemor Partners L.P. We prepared these financial statements in conformity with GAAP. The preparation of these financial statements required us to make estimates, judgments and assumptions that affected the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We based our estimates, judgments and assumptions on historical experience and known facts and other assumptions that we believed to be reasonable under the circumstances. We continue to make similar estimates, judgments and assumptions on the same basis as we have historically. Our actual results in future periods may differ from these estimates under different assumptions and conditions. We believe that the following accounting policies or estimates had or will have the greatest potential impact on our consolidated financial statements.

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

Earnings from the perpetual care trusts are recognized, as earned, in cemetery revenues and are used to defray cemetery maintenance costs, which are expensed as incurred.

Allowance for Cancellations. Allowances for cancellations arising from non-payment of pre-need contracts are estimated at the date of sale based upon our historical cancellation experience. Because of the number of estimates and projections used in determining an expected cancellation rate and the possibility of changes in collection patterns resulting from modifications to our collection policies or contract terms, actual collections could differ from these estimates.

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

We expect to reduce the amount of our taxable income as a result of our treatment as a partnership for U.S. federal tax purposes. However, some of our operations will continue to be conducted through corporate subsidiaries that will be subject to applicable U.S. federal and state income taxes. Accordingly, changes in our income tax plans and estimates may impact our earnings in future periods.

As of December 31, 2004, Stonemor Partners L.P., and its affiliated group of corporate subsidiaries had a consolidated federal net operating loss carryover of approximately $37.3 million and state net operating losses of approximately $54.8 million. These federal and state net operating losses will begin to expire in 2019 and 2005, respectively, and are available to reduce future taxable income of our taxable subsidiaries that would otherwise be subject to federal income taxes. Our ability to use such federal net operating losses may be limited by changes in the ownership of our units deemed to result in an “ownership change” under the applicable provisions of the Internal Revenue Code. While we do not anticipate that an ownership change will occur prior to December 31, 2008, the date by which we expect the majority of our federal net operating losses to be completely utilized, we cannot assure you that such ownership change will not occur. If an ownership change should occur during this period, an increase in tax liabilities of our corporate subsidiaries could result, which would reduce the amount of cash available for distribution to unitholders. Furthermore, in order to avoid the consequences of an ownership change, we may refrain from making some acquisitions that we otherwise would finance at least in part with additional units or the proceeds of an offering of common units. As a result, we may be less able to implement our acquisition growth strategy during the next three years.

Risk Factors Related to Our Business

Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the risks set forth below. The risks described below should not be considered comprehensive and all-inclusive. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations, financial condition and results of operations. If any events occur that give rise to the following risks, our business, financial condition or results of operations could be materially and adversely impacted. These risk factors should be read in conjunction with other information set forth in this Annual Report on Form 10-K, including our condensed consolidated financial statements and the related notes. Many such factors are beyond our ability to control or predict. Investors are cautioned not to put undue reliance on forward-looking statements.

We may not have sufficient cash from operations to pay the minimum quarterly distribution after we have paid our expenses, including the expenses of our general partner, funded merchandise and perpetual care trusts and established necessary cash reserves.

The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from operations, which fluctuates from quarter to quarter based on, among other things:

•	the volume of our sales;

•	the prices at which we sell our products and services; and

•	the level of our operating costs.

In addition, the actual amount of cash we will have available for distribution will depend on other factors, such as working capital borrowings, capital expenditures and funding requirements for trusts and our ability to withdraw amounts from trusts.

If we do not generate sufficient cash to pay the minimum quarterly distribution on the common units or the subordinated units, the market price of the common units may decline materially. We expect that we will need working capital borrowings of approximately $3.7 million during the twelve-month period ending September 30, 2005 in order to have sufficient operating surplus to pay the full minimum quarterly distribution on all of our common units and subordinated units for that period, although the actual amount of working capital borrowings could be materially more or less.

Our indebtedness limits cash flow available for our operations and for distribution to our partners.

As of December 31, 2004, we had $80.0 million in debt. Leverage makes us more vulnerable to economic downturns. Because we are obligated to dedicate a portion of our cash flow to service our debt obligations, our cash flow available for operations and for distribution to our partners will be reduced. The amount of indebtedness we have could limit our flexibility in planning for, or reacting to, changes in the markets in which we compete, and require us to dedicate more cash flow to service our debt than we desire. Our ability to satisfy our indebtedness as required by the terms of our debt will be dependent on, among other things, the successful execution of our long-term strategic plan. Subject to limitations in our credit facility and under the senior secured notes, we may incur additional debt in the future, for acquisitions or otherwise, and servicing this debt could further limit our cash flow.

Adverse conditions in the financial markets may reduce the principal and earnings of the investments held in merchandise and perpetual care trusts and adversely affect our revenues and cash flow.

A substantial portion of our revenues is generated from investment returns that we realize from merchandise and perpetual care trusts. Earnings and investment gains and losses on investments by merchandise and perpetual care trusts are affected by financial market conditions that are not within our control. Because the majority of merchandise and perpetual care trust principal is invested in fixed-income securities, investments held in these trusts are particularly susceptible to changes in interest rates. Merchandise trust principal invested in equity securities is also sensitive to the performance of the stock market. Earnings are also affected by the mix of fixed-income and equity securities that our investment managers choose to maintain in the trusts and by the fact that our investment managers may not choose the optimal mix for any particular market condition.

Declines in earnings from merchandise and perpetual care trusts could cause declines in current and future revenues and cash flow. In addition, any significant or sustained investment losses could result in merchandise trusts having insufficient funds to cover our cost of delivering products and services, or in perpetual care trusts offsetting less of our cemetery maintenance costs. In either case, we would be required to use our operating cash to deliver those products and perform those services, which could decrease our cash available for distribution. These events could have a material adverse effect on our financial condition and results of operations.

Pre-need sales typically generate low or negative cash flow in the periods immediately following sales.

When we sell cemetery merchandise and services on a pre-need basis, we pay commissions on the sale to our salespeople and are required by state law to deposit a portion of the sales proceeds into a merchandise trust. In addition, most of our customers finance their pre-need purchases under installment contracts over a number of years. Depending on the trusting requirements of the states in which we operate, the applicable sales commission rates and the amount of the down payment, our cash flow from payments on installment contracts is typically negative until we have paid the sale commission due on the sale or until we purchase the products or perform the services and are permitted to withdraw funds we have deposited in the merchandise trust. To the extent we increase pre-need activities, state trusting requirements are increased or we delay the purchase of the products or performance of the services we sell on a pre-need basis, our cash flow immediately following pre-need sales may be further reduced, and our ability to service our debt and make distributions to our partners could be adversely affected.

Because fixed costs are inherent in our business, a decrease in our revenues can have a disproportionate effect on our cash flow and profits.

Our business requires us to incur many of the costs of operating and maintaining facilities, land and equipment regardless of the level of sales in any given period. For example, we must pay salaries, utilities, property taxes and maintenance costs on our cemetery properties and funeral homes regardless of the number of interments or funeral services we perform. Because we cannot decrease these costs significantly or rapidly when we experience declines in sales, declines in sales can cause our margins, profits and cash flow to decline at a greater rate than the decline in our revenues.

Our failure to attract and retain qualified sales personnel and management could have an adverse effect on us.

Our ability to attract and retain a qualified sales force and other personnel is an important factor in achieving future success. Buying cemetery and funeral home products and services, especially at-need products and services, is very emotional for most customers, so our sales force must be particularly sensitive to our customers’ needs. We cannot assure you that we will be successful in our efforts to attract and retain a skilled sales force. If we are unable to maintain a qualified and productive sales force, our revenues may decline, and our cash available for distribution may decrease.

We are also dependent upon the continued services of our key officers. The loss of any of our key officers could have a material adverse effect on our business, financial condition and results of operations. We may not be able to locate or employ on acceptable terms qualified replacements for senior management or key employees if their services were no longer available. We do not maintain key employee insurance on any of our executive officers.

We may not be able to identify, complete, fund or successfully integrate additional cemetery acquisitions.

A primary component of our business strategy is to grow through acquisitions of cemeteries and, to a lesser extent, funeral homes. We cannot assure you that we will be able to identify and acquire cemeteries on terms favorable to us or at all. We may face competition from other death care companies in making acquisitions. Our ability to make acquisitions in the future may be limited by our inability to secure adequate financing, restrictions under our existing or future debt agreements, competition from third parties or a lack of suitable properties. For example, we are not permitted to make acquisitions for more than $2.5 million, or any series of acquisitions aggregating more than $20.0 million in any consecutive 12-month period, without the requisite consent of the lenders under our new credit facility. Also, when we acquire cemeteries that do not have an existing pre-need sales program or a significant amount of pre-need products and services that have been sold but not yet delivered or performed, the operation of the cemetery and implementation of a pre-need sales program after acquisition may require significant amounts of working capital. This may make it more difficult for us to make acquisitions. Furthermore, the amount of common units we can issue to fund acquisitions in the next three years is limited by the restrictions that would be placed on our ability to use our net operating losses if such issuances resulted in an ownership change under federal tax laws. Please read Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Income Taxes.”

If the trend toward cremation in the United States continues, our revenues may decline.

We and other death care companies that focus on traditional methods of interment face competition from the increasing number of cremations in the United States. Industry studies indicate that the percentage of cremations has steadily increased and that cremations will represent approximately 36% of the United States death care market by the year 2010, compared to approximately 28% in 2002. Because the products and services associated with a cremation, such as niches and urns, produce lower revenues than the products and services associated with a traditional interment, a continuing trend toward cremations may reduce our revenues and, therefore, our cash available for distribution.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential unitholders could lose confidence in our financial reporting, which could harm our business and the trading price of our common units.

Beginning in the middle of 2004, we began a process to document and evaluate our internal controls over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations, which require annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. In this regard, management has dedicated internal resources, engaged outside consultants and adopted a detailed work plan to (i) assess and document the adequacy of internal controls over financial reporting, (ii) take steps to improve control processes, where appropriate, (iii) validate through testing that controls are functioning as documented and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. Our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our assessment of our internal controls over financial reporting and our independent registered public accounting firm’s audit of that assessment have resulted, and are likely to continue to result, in increased expenses. We cannot be certain that these measures will ensure that we maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If compliance with policies or procedures deteriorate and we fail to correct any associated issues in the design or operating effectiveness of internal controls over financial reporting or fail to prevent fraud, current and potential unitholders could lose confidence in our financial reporting, which could harm our business and the trading price of our common

Regulatory and Legal Risks

Our operations are subject to regulation, supervision and licensing under numerous federal, state and local laws, ordinances and regulations, including extensive regulations concerning trusts, pre-need sales, cemetery ownership, marketing practices, crematories, environmental matters and various other aspects of our business.

If state laws or interpretations of existing state laws change or if new laws are enacted, we may be required to increase trust deposits or to alter the timing of withdrawals from trusts, which may have a negative impact on our revenues and cash flow.

We are required by state laws to deposit specified percentages of the proceeds from our pre-need and at-need sales of interment rights into perpetual care trusts and proceeds from our pre-need sales of cemetery products and services into merchandise trusts. These laws also determine when we are allowed to withdraw funds from those trusts. If those laws or the interpretations of those laws change or if new laws are enacted, we may be required to deposit more of the sales prices we receive from our sales into the trusts or to defer withdrawals from the trusts, thereby decreasing our cash flow until we are permitted to withdraw the deposited amounts. This could also reduce our cash available for distribution.

If state laws or their interpretations change, or new laws are enacted relating to the ownership of cemeteries and funeral homes, our business, financial condition and results of operations could be adversely affected.

Some states, such as New Jersey, require cemeteries to be organized in the nonprofit form but permit those nonprofit entities to contract with for-profit companies for management services. The New Jersey Cemetery Act was recently recodified to reflect certain technical amendments that may be interpreted to prohibit for-profit entities like us from managing cemeteries located in New Jersey. We manage five cemeteries in New Jersey that accounted for approximately 15.2% of our revenues in 2004. Because the regulations implementing the amendments have not yet been adopted, the impact of these amendments is unknown. If the implementing regulations prohibit us from managing cemeteries in New Jersey, our business, financial condition and results of operations could be adversely affected.

We are subject to legal restrictions on our marketing practices that could adversely affect the volume of our sales.

The enactment or amendment of legislation or regulations relating to marketing activities may make it more difficult for us to sell our products and services. For example, the recently enacted federal “do not call” legislation has adversely affected our ability to market our products and services using telephone solicitation by limiting who we may call and increasing our costs of compliance. As we result, we have increased our reliance on direct mail marketing and telephone follow-up with existing contacts. Additional laws or regulations limiting our ability to market through direct mail, over the telephone, through internet and e-mail advertising or door-to-door may make it difficult to identify potential customers, which could increase our costs of marketing. Both increases in marketing costs and restrictions on our ability to market effectively could reduce our revenues and could have an adverse effect on our business, operations and financial condition, as well as our ability to make cash distributions to you.

We are subject to environmental and health and safety regulations that may adversely affect our operating results.

Our cemetery and funeral home operations are subject to numerous federal, state and local environmental and health and safety regulations. We may become subject to liability for the removal of hazardous substances under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and similar state laws. Under CERCLA and similar state laws, joint and several liability may be imposed on various parties, regardless of fault or the legality of the original disposal activity. Our funeral home, cemetery and crematory operations include the use of some materials that may meet the definition of “hazardous substances” under CERCLA and thus may give rise to liability if released to the environment through a spill or discharge. We cannot assure you that we will not face liability under CERCLA for any conditions at our properties, and we cannot assure you that these liabilities will not be material.

Our funeral home operations are generally subject to federal and state regulations regarding the disposal of medical waste, and are also subject to regulation by federal, state or local authorities under the Emergency

Planning and Community Right-to-Know Act (EPCRA). We are required to maintain, and may be required to submit to state and local authorities, a list of any hazardous materials we use under EPCRA Tier One and Tier Two reporting requirements.

Our crematory operations are subject to regulation under the federal Clean Air Act and any analogous state laws. If new regulations applicable to our crematory operations were to be adopted, they could require permits or capital expenditures that would increase our costs of operation and compliance.

Results of Operations

The following table summarizes our results of operations for of the periods presented:

	Year Ended December 31,
	2002	2003	2004
	(in thousands)
Statement of Operations Data:
Revenues:
Cemetery	$74,168	$77,978	$87,305
Funeral home	1,360	1,724	1,953

Total	75,528	79,702	89,258

Costs and Expenses:
Cost of goods sold:
Land and crypts	5,948	4,346	4,539
Perpetual care	2,434	2,585	2,692
Merchandise	3,634	3,123	5,143
Cemetery expense	17,191	17,732	19,648
Selling expense	15,413	15,584	19,158
General and administrative expense	9,020	9,407	9,797
Corporate overhead	11,820	12,579	12,458
Depreciation and amortization	4,893	5,001	4,547
Funeral home expense	1,343	1,513	1,712
Expenses related to refinancing	—	—	4,200
Interest expense	14,828	11,376	9,480
Income taxes (benefit)	(907)	2,465	(278)
Cumulative effect of change in accounting principle	5,934	—	—

Net loss	$(4,155)	$(6,009)	$(3,838)

Balance Sheet Data (as of period end):
Deferred cemetery revenues, net	$103,580	$115,233	$127,426

Year Ended December 31, 2004 versus Year Ended December 31, 2003

Cemetery Revenues. Cemetery revenues were $87.3 million in 2004, an increase of $9.3 million, or 11.9%, as compared to $78.0 million in 2003. Cemetery revenues from pre-need sales, including interest income from pre-need installment contracts and investment income from trusts, were $55.4 million in 2004, an increase of $7.6 million, or 15.9%, as compared to $47.8 million in 2003. The increase primarily resulted from increased casket deliveries ($4.0 million), performance of additional initial opening and closings ($2.5 million), increased vault deliveries ($2.1 million), and increased mausoleum and crypt sales ($0.5 million). An additional contribution to the increase in cemetery revenue from pre-need sales was higher accumulated earnings from merchandise trusts allocated to the pre-need products delivered during 2004. Total revenues from merchandise and perpetual care trust for 2004 were higher by $.03 million than 2003. The increase in the deliveries of pre-need products and services in 2004 was a result of management’s continuation of cash flow management initiatives initiated in 2003. These increases were offset by a decrease in lot sales of $1.9 million.

Cemetery revenues from at-need sales in 2004 were $29.2 million, an increase of $1.3 million, or 4.7%, as compared to $27.9 million in 2003. The increase in cemetery revenues from at-need sales was primarily attributable to higher sales of monument bases and markers of $0.6 million, higher sales of at-need mausoleum crypts of $0.3 million, higher sales of at-need interment rights of $0.3 million, and higher sales of at-need vaults of $0.1 million.

Other cemetery revenues were $2.7 million in 2004, an increase of $0.4 million, or 17.4%, from $2.3 million in 2003. The increase in other cemetery revenues was primarily attributable to a increase in sales of undeveloped land of $0.3 million.

Costs of Goods Sold. Cost of goods sold was $12.4 million in 2004, an increase of $2.3 million, or 22.8%, as compared to $10.1 million in 2003. As a percentage of cemetery revenues, cost of goods sold increased to 14.2% in the year ended December 31, 2004 from 12.9% in 2003. The increase in cost of goods sold as a percentage of cemetery revenues is attributable to lower gross profit margin attained on the sale of interment rights (lots and mausoleums) and lower gross profit margins associated with the deliveries of markers and monument bases in 2004 than with the delivery of markers and monuments bases 2003. This increase was partially offset by our improved gross profit margin on casket, vault and crypt deliveries in 2004 compared to the gross profit margin we attained on these items in 2003.

Selling Expense. Total selling expense was $19.2 million in 2004, an increase of $3.6 million, or 23.0%, as compared to $15.6 million 2003. Sales commissions and other compensation expenses contributed $13.5 million to total selling expense during 2004, an increase of $2.7 million, or 24.7%, compared to $10.8 million in 2003. As a percentage of pre-need sales, sales commissions and other compensation expenses were 34.7% in 2004, as compared to 32.6% in 2003. This increase is primarily attributable to higher commissions and bonuses recognized related to a higher level of product deliveries. Indirect selling expenses were $5.6 million during 2004, an increase of $.9 million, or 18.5%, compared to $4.7 million in 2003. The increased cost was primarily attributed to an increase of $0.7 million in employee benefits and an increase of $0.2 million in payroll taxes on salaries as described above.

Cemetery Expense. Cemetery expense was $19.6 million in 2004, an increase of $1.9 million, or 10.7%, as compared to $17.7 million in the same period of 2003. This increase was primarily attributable to an increase in cemetery labor of $0.9 million, increased medical benefit costs of $0.6 million, and increased cemetery maintenance costs of $0.4 million. These increases relate to our increased focus on cash flow maximization, which we accomplish by accelerating the performance of some of our pre-need services and increasing the delivery of pre-need merchandise.

General and Administrative Expense. General and administrative expense was $9.8 million in 2004, an increase of $0.4 million, or 4.1%, as compared to $9.4 million in the same period of 2003. The increase was primarily attributable to an increase in labor of $0.3 million, medical benefits costs of $0.2 million and office supplies of $0.1 million, partially offset by a decrease in insurance costs of $0.2 million.

Funeral Home Revenues and Expense. Funeral home revenues were $1.9 million in 2004, an increase of approximately $0.2 million, or 11.8%, as compared to $1.7 million during the same period of 2003. Funeral home expense was approximately $1.7 million in 2004, an increase $0.2 million, or 13.3%, as compared to $1.5 million during the same period of 2003. The increases in revenues and expenses relate to the addition of one funeral home during 2003 that was in operation for all of 2004.

Corporate Overhead. Corporate overhead was $12.5 million in 2004, a decrease of $0.1 million, or 0.8%, as compared to $12.6 million in 2003. The decrease was primarily attributable to lower stock—based compensation of $0.8 million, decreased management fee paid of $0.1 million, partially offset by increased salaries and benefit expenses of $0.85 million.

Depreciation and Amortization. Depreciation and amortization was $4.5 million in 2004, a decrease of $0.5 million, or 11.1%, as compared to $5.0 million in 2003. The decrease was primarily due to lower depreciation expenses for vehicles and cemetery equipment placed in service prior to 2003.

Expenses related to refinancing. Of the $4.2 million of expenses related to refinancing in 2004, $3.9 million were attributable to the write-off of debt issuance costs related to our former credit facility and $0.3 million were related to a fee paid for early extinguishment of debt.

Interest Expense. Interest expense was $9.5 million in 2004, a decrease of $1.9 million or 16.7%, as compared to $11.4 million in 2003. The decrease was primarily attributable to a decrease in the average amount of debt outstanding during 2004. We used a portion of the proceeds of our initial public offering in September 2004 to reduce the amount of outstanding debt.

Provision (Benefit) for Income Taxes. Benefit for income taxes was $0.3 million in 2004 as compared to a provision for income taxes of $2.5 million during 2003. The change in provision (benefit) for income taxes was primarily due to a reduction in the deferred taxes related to the change in tax status from a corporation to a partnership, tax liability due upon the conveyance of certain assets to the Partnership and an accrual for additional state taxes due on properties acquired from the Loewen Group for the tax years 1994 through 1998 as a result of an IRS examination of the tax returns for those years.

Net Loss. Net loss was $3.8 million in 2004, a decrease of $2.2 million, or 36.7%, as compared to a net loss of $6.0 million in 2003. The decrease in net loss was primarily attributable to our increase in operating profit and decrease in interest and income tax expense, partially offset by our increase in expenses relating to the restructuring of our credit facility and costs associated with being a public company.

Deferred Cemetery Revenue. Deferred cemetery revenues, net, increased $12.2 million, or 10.8%, in 2004, from $115.2 million as of December 31, 2003 to $127.4 million as of December 31, 2004. In 2003, deferred cemetery revenues, net, increased $11.7 million, or 11.3%, from $103.6 million as of December 31, 2002 to $115.2 million as of December 31, 2003. The net increase in 2004 was primarily attributable to an increase in sales of pre-need cemetery products and services that were not delivered or performed in 2004. We added $43.3 million in pre-need sales of cemetery merchandise and services, net of deferred costs and cancellations, to our pre-need sales backlog during 2004 as compared to $40.6 million added during 2003. These increases were offset by revenues recognized, net of costs, of $33.0 million, including accumulated merchandise trust earnings, during 2004 related to the delivery and performance of pre-need cemetery merchandise and services as compared to $30.1 million of revenues recognized in 2003.

Year Ended December 31, 2003 versus Year Ended December 31, 2002

Cemetery Revenues. Cemetery revenues were $78.0 million in 2003, an increase of $3.8 million, or 5.1%, as compared to $74.2 million in 2002. Cemetery revenues from pre-need sales, including interest income from pre-need installment contracts and investment income from trusts, were $47.8 million in 2003, an increase of $3.8 million, or 8.6%, as compared to $44.0 million in 2002. The increase in cemetery revenues from pre-need sales was primarily attributable to an increase in deliveries of pre-need monument bases and markers of $1.8 million and $1.6 million, respectively, and an increase in performances of initial openings and closings of $1.0 million. These 2003 increases were partially due to management’s implementing initiatives to maximize cash flow, which included purchasing and delivering products and performing services in advance of need to enable withdrawal of funds from merchandise trusts. Pre-need sales also increased as a result of bulk sales of cemetery plots to religious organizations for $0.7 million and an increase in income recognized from merchandise trusts of $1.9 million. These increases were partially offset by a net decrease in sales of burial vaults of $1.7 million because fewer vaults were installed in 2003 than in 2002.

Cemetery revenues from at-need sales in 2003 were $27.9 million, a decrease of $1.6 million, or 5.4%, as compared to $29.5 million in 2002. The decrease in cemetery revenues from at-need sales was primarily attributable to the sale in 2002 of a tract of developed cemetery land to a municipality in Pennsylvania for $1.2 million.

Other cemetery revenues were $2.3 million in 2003, an increase of $1.6 million, or 228.6%, from $0.7 million in 2002. The increase in other cemetery revenues was primarily attributable to an increase in one-time sales of undeveloped land of $0.5 million, an increase in accounts receivable recoveries of $0.4 million and an increase in sales of manufactured burial vaults to other cemetery operators of $0.3 million.

Cost of Goods Sold. Cost of goods sold was $10.1 million in 2003, a decrease of $1.9 million, or 16.3%, as compared to $12.0 million in 2002. This decrease was primarily attributable to the sale in 2002 of a tract of developed cemetery land to a municipality in Pennsylvania with a cost basis of $1.0 million. As a percentage of cemetery revenues, cost of goods sold decreased to 12.9% in 2003 from 16.2% in 2002. The decrease in cost of goods sold as a percentage of cemetery revenues was primarily attributable to the relatively low gross profit margin earned on the sale of the tract of cemetery land to a municipality in Pennsylvania in 2002 as well as changes in mix of products sold during 2003.

Selling Expense. Total selling expense was $15.6 million in 2003, an increase of $0.2 million, or 1.1% as compared to $15.4 million in 2002. Sales commissions and other compensation expenses contributed $10.8 million to total selling expense during 2003, an increase of $0.6 million, or 5.9%, as compared to $10.2 million in 2002. The increase in sales commissions and other compensation expenses was primarily due to the increase in pre-need sales discussed above. As a percentage of pre-need sales, sales commissions and other compensation expenses were 22.5% in 2003, as compared to 23.2% in 2002. Indirect selling expenses were $4.8 million during 2003, a decrease of $0.4 million, or 7.7%, from $5.2 million in 2002. The decrease in indirect selling expenses was primarily attributable to decreases in hiring and training expenses and sales supplies expenses of $0.4 million and $0.2 million, respectively. These decreases were principally due to small reductions in our hiring and training programs as well as a continuation of our cost cutting initiatives initiated in 2002. These decreases were partially offset by an increase in advertising and marketing expenses of $0.4 million, primarily due to the implementation of a marketing campaign for private mausoleums.

Cemetery Expense. Cemetery expense was $17.7 million in 2003, an increase of $0.5 million, or 3.2%, as compared to $17.2 million in 2002. This increase was primarily due to an increase in cemetery employee benefits costs of $0.3 million. The remaining increase of $0.2 million was attributable to a decline in capitalized salary and benefits due to decreases in labor costs resulting from lower mausoleum construction activity during 2003.

General and Administrative Expense. General and administrative expense was $9.4 million in 2003, an increase of $0.4 million, or 4.3%, as compared to $9.0 million in 2002. The increase was primarily attributable to an increase in medical benefits expense in 2003 of $0.5 million as a result of an increase in employee medical claims and an increase in insurance costs during 2003 of $0.2 million as a result of increasing insurance premiums, offset by lower salary expenses of $0.2 million due to cost cutting measures enacted at the end of 2002.

Funeral Home Revenues and Expense. Funeral home revenues were $1.7 million in 2003, an increase of $0.4 million, or 26.8%, as compared to $1.4 million in 2002. This increase was primarily due to the addition of two funeral homes in 2002 that were owned and operated for the full year in 2003. Funeral home expense was $1.5 million in 2003, an increase of $0.2 million, or 12.7%, as compared to $1.3 million in 2002. This increase resulted from the addition of two funeral homes described above.

Corporate Overhead. Corporate overhead was $12.6 million in 2003, an increase of $0.8 million, or 6.4%, as compared to $11.8 million in 2002. The increase was due primarily to a $1.2 million stock-based compensation award in 2003 and an increase of $1.6 million related to bonuses earned during 2003 pursuant to our corporate bonus plan. Under the corporate bonus plan, certain of our executives are eligible to receive bonuses that are primarily based on achieving adjusted earnings and cash flow targets. During 2002, these targets were not met and no bonuses were earned or paid under the plan. These increases were partially offset by the incurrence of $1.3 million of costs in connection with an acquisition that we terminated in 2002. Declines in corporate development and accounting salaries of $0.5 million also partially offset the increase.

Depreciation and Amortization. Depreciation and amortization was $5.0 million in 2003, an increase of $0.1 million, or 2.2%, as compared to $4.9 million in 2002. The increase was primarily due to the acquisition of vehicles and cemetery equipment in 2003.

Interest Expense. Interest expense was $11.4 million in 2003, a decrease of $3.5 million, or 23.3%, as compared to $14.8 million in 2002. This decrease was primarily the result of the expiration of our interest rate swap in February 2003 which, prior to its expiration, fixed the interest rate of $75.0 million of our variable rate term loan at 10.99%. We replaced this swap with an interest rate cap that caps the interest rate on $55.0 million of our variable rate term loan at 9.5%. The expiration of the swap enabled us to benefit from the low current interest rate environment and lowered the interest rate on $75.0 million of our debt from 10.99% in 2002 to 8% in 2003. The remaining decline in interest expense was due to our net repayment of long-term debt of $4.0 million during 2003.

Provision (Benefit) for Income Taxes. Income tax expense was $2.5 million in 2003 as compared to a benefit from income taxes of $0.9 million in 2002. The change in income tax expense (benefit) was primarily due to a decline in loss before income taxes, an accrual for additional state taxes due on properties acquired from the Loewen Group for the tax years 1994 through 1998 as a result of an IRS examination of the tax returns for those years and changes in the proportion of tax exempt losses relative to taxable losses.

Net Loss. Net loss was $6.0 million in 2003, an increase of $1.9 million, or 44.6%, from a net loss of $4.2 million in 2002. The increase in net loss was primarily attributable to the benefit recognized in 2002 from the change in accounting principle of $5.9 million, the change in income tax expense (benefit) from a benefit of $0.9 million in 2002 to an expense in 2003 of $2.5 million, offset by decrease in interest expense of $3.5 million and an increase in operating profit of $4.0 million, as discussed above.

Deferred Cemetery Revenues, Net. Deferred cemetery revenues, net, were $115.2 million as of December 31, 2003, an increase of $11.7 million, or 11.3%, as compared to $103.6 million as of December 31, 2002. The increase was attributable to an increase in the sale of pre-need cemetery products and services that were not delivered or performed during 2003. We added $40.6 million in pre-need sales of cemetery merchandise and services, net of deferred costs and cancellations, to our pre-need sales backlog during 2003 compared to $36.7 million added during 2002. Additionally, during 2003, we recognized revenues, net of costs, of $30.1 million, including accumulated merchandise trust earnings, related to the delivery and performance of pre-need cemetery merchandise and services as compared to $24.3 million of revenues recognized during 2002. The increase in revenues recognized, net of costs and accumulated trust earnings, was due to the implementation by management of initiatives to maximize cash flow which included purchasing and delivering products and performing services in advance of need to enable withdrawal of funds from merchandise trusts, as discussed above.

Liquidity and Capital Resources

Overview. Our primary short-term operating liquidity needs are to fund general working capital requirements and maintenance capital expenditures. Our long-term operating liquidity needs are primarily associated with acquisitions of cemetery properties and the construction of mausoleum crypts and lawn crypts on the grounds of our cemetery properties. We may also construct funeral homes on the grounds of cemetery properties that we acquire in the future. Our primary source of funds for our short-term liquidity needs will be cash flow from operations and income from perpetual care trusts. Our primary source of funds for long-term liquidity needs will be long-term bank borrowings and the issuance of additional common units and other partnership securities, including debt, subject to the restrictions in our credit facility and under our senior secured notes.

We believe that cash generated from operations and our borrowing capacity under our credit facility, which is discussed below, will be sufficient to meet our working capital requirements, anticipated capital expenditures and scheduled debt payments for the foreseeable future. We anticipate ongoing annual capital expenditure requirements of between approximately $1.7 million and $2.9 million for the foreseeable future, of which between $1.1 million and $2.0 million is for maintenance of our existing cemeteries and between $0.6 million and 0.8 million is for mausoleum and lawn crypt construction and other expansion, excluding acquisitions. The estimate for cemetery maintenance capital expenditures would increase if we were to acquire additional cemetery properties.

One of our goals is to grow through the acquisition of high-quality cemetery properties. We anticipate financing these acquisitions with the proceeds of borrowings under our credit facility or the issuance of additional common units and other partnership securities, including debt, to the extent permitted under our credit facility, the senior secured notes and our partnership agreement. Since our predecessor began operations in 1999, we have acquired ten cemetery properties ranging in price per cemetery from $0.2 million to $11.0 million and having an aggregate purchase price of $27.4 million.

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

Cash Flow from Operating Activities. Cash flows from operating activities were $7.5 million in 2004, an increase of $0.4 million or 5.6%, as compared to cash flows from operating activities of $7.1 million in 2003. The increase in cash flow was primarily attributable to a decrease in net loss of approximately $1.6 million during 2004 which included $3.9 million for the non-cash write-off of financing fees related to prior debt arrangements, partially offset by an $1.0 million net decrease in trusting activities and a $4.2 million decrease in merchandise liability related to our cash flow management strategy. Cash flows from operating activities were $7.1 million in 2003, a decrease of $3.9 million, or 35.5%, as compared to $11.0 million in 2002 This decrease is primarily attributable to payments of $1.4 million for interest accrued in 2002 on our interest rate swap, which expired in February 2003, $1.4 million to Alderwoods Group, Inc. for expenses accrued in 2002 related to the settlement of disputes in connection with the acquisition of cemetery properties and funeral homes in 1999.. and the increase in net loss from $4.2 million in 2002 to $6.0 million in 2003 and other net changes in working capital.

Cash Flow from Investing Activities. Net cash used in investing activities was $5.9 million during 2004, an increase of $2.8 million, as compared to $3.1 million during 2003. This increase was primarily attributable to an increase in expenditures for mausoleum construction costs of $1.3 million and an increase in acquisition of equipment of $1.4 million. Capital expenditures for 2003 were $3.1 million, consisting of $1.2 million for cemetery maintenance and $1.9 million for the construction of mausoleum crypts. Capital expenditures for 2002 were $8.9 million, consisting of $3.4 million for cemetery maintenance, $2.2 million for the construction of mausoleum crypts and $3.3 million related to our acquisition of cemetery properties.

Cash Flow from Financing Activities. Net cash provided by financing activities was $7.3 million during 2004 as compared to net cash used in financing activities of $4.0 million during 2003. The cash flow from financing activities was primarily attributable to the results of our initial public offering and the sale of senior secured notes in a private placement. The net proceeds of $58.0 million from the sale of limited partner units in our initial public offering together with the net proceeds from our offering of $80.0 million aggregate principal amount of senior secured notes were used in part to repay the outstanding amounts on the term loan, revolving line of credit, a note to a seller of one of our acquisitions, and financing costs associated with issuing our senior secured notes and obtaining our credit facility. During 2003, we increased borrowings under our then existing credit facility by $1.5 million primarily to fund the $1.4 million settlement payment to Alderwoods Group, Inc. (formerly The Loewen Group, Inc.) for expenses accrued in 2002 relating to the settlement of disputes in connection with the acquisition of cemetery properties and funeral homes in 1999. This increase was offset by scheduled principal repayments on our term loan and other loans of $5.5 million in 2003. Net cash provided by financing activities was $1.3 million in 2002. During 2002, we borrowed $4.4 million, primarily for the construction of mausoleum crypts and to fund the cost of one acquisition, and we repaid $3.1 million of borrowings under our term loan.

Ongoing Capital Expenditures. The following table summarizes total maintenance capital expenditures and expansion capital expenditures, including for the construction of mausoleums and for acquisitions, for the periods presented (in thousands):

	Years Ended December 31,
	2002	2003	2004
		(In Thousands)
Maintenance capital expenditures	$3,378	$1,184	$2,620
Expansion capital expenditures	5,535	1,945	3,267

Total capital expenditures	$8,913	$3,129	$5,887

In periods after our initial public offering, costs to construct mausoleum crypts and lawn crypts may be considered to be a combination of maintenance capital expenditures and expansion capital expenditures depending on the purposes for construction. Our general partner, with the concurrence of its conflicts committee, has the discretion to determine how to allocate a capital expenditure for the construction of a mausoleum crypt or a lawn crypt between maintenance capital expenditures and expansion capital expenditures. In addition, maintenance capital expenditures for the construction of a mausoleum crypt or a lawn crypt are not subtracted from operating surplus in the quarter incurred but rather are subtracted from operating surplus ratably during the estimated number of years it will take to sell all of the available spaces in the mausoleum or lawn crypt. Estimated life is determined by our general partner, with the concurrence of its conflicts committee.

Contractual Obligations and Contingencies. A summary of our total contractual obligations, as of December 31, 2004, is as follows (dollars in thousands):

	Payment due by period
Type of Obligation	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt (1)	$110,640	$6,128	$12,256	$92,256	$—
Operating leases	4,306	523	1,086	1,037	1,660
Merchandise liability (2)	37,477	—	—	—	—

Total	$152,423	$6,651	$13,342	$93,293	$1,660

(1)	Represents obligations under the senior secured notes as described below.
(2)	Total cannot be separated into periods because we are unable to anticipate when the merchandise will be needed. We will satisfy these obligations at or, to the extent practicable, prior to the time of need.

Credit Facility. On September 20, 2004, we paid in full all amounts outstanding under our old credit facility, which consisted of $25.5 million under our revolving credit facility and a $103.1 million term loan, from a portion of the net proceeds of our initial public offering and the private placement of senior secured notes. The term loan and borrowings under the old revolving credit facility bore interest at 18.0% per annum beginning September 15, 2004, and would have increased an additional 2.0% per annum on each of January 1, 2005 and April 1, 2005. Prior to September 15, 2004, the term loan and borrowings under the old revolving credit facility bore interest at the aggregate rate of 4.5% plus the greater of LIBOR or 3.5%.

Concurrent with the closing of our initial public offering on September 20, 2004, StoneMor Operating LLC, which is our operating company, and its present and future subsidiaries, all as borrowers, entered into a new $35.0 million credit agreement. The credit agreement consists of a $12.5 million revolving credit facility and a $22.5 million acquisition line of credit. Borrowings under our revolving credit facility are due and payable three years after the date of the credit agreement, and borrowings under the acquisition facility are due and payable four years after the date of the credit agreement. We may prepay all loans under the credit agreement at any time without penalty, although our acquisition line may be subject to hedging arrangements with attendant termination fees. Any amounts repaid on the acquisition line cannot be reborrowed. We are required to reduce borrowings under our revolving credit facility that are designated for the purpose of funding a regularly scheduled quarterly distribution to the unitholders to not more than $5.0 million for a period of at least 30 consecutive days at least once during each consecutive 12-month period prior to the maturity of the revolving credit facility. As of December 31, 2004, we had no amounts outstanding under our credit agreement.

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

Borrowings under the credit agreement rank pari passu with all of our other senior secured debt, including the senior secured notes issued concurrently with our initial public offering, subject to the description of the collateral securing the credit agreement described below. Borrowings under the credit agreement will be guaranteed by the partnership and our general partner.

Our obligations under the revolving facility are secured by a first priority lien and security interest in specified receivable rights, whether then owned or thereafter acquired, of the borrowers and the guarantors and by a second priority lien and security interest in substantially all assets other than those receivable rights of the borrowers and the guarantors, excluding trust accounts and certain proceeds required by law to be placed into such trust accounts and funds held in trust accounts, our general partner’s general partner interest in the partnership and our general partner’s incentive distribution rights under our partnership agreement. These assets will secure the acquisition facility and our senior secured notes, as described below and under “—Senior Secured Notes.” The specified receivable rights include all accounts and other rights to payment arising under customer contracts or agreements (other than amounts required to be deposited into merchandise and perpetual care trusts) or management agreements, and all inventory, general intangibles and other rights reasonably related to the collection and performance of these accounts and rights to payment.

Our obligations under the acquisition facility are secured by a first priority lien and security interest in substantially all assets, whether then owned or thereafter acquired, other than specified receivable rights of the borrowers and the guarantors, excluding trust accounts and certain proceeds required by law to be placed into such trust accounts and funds held in trust accounts, our general partner’s general partner interest in the partnership and our general partner’s incentive distribution rights under our partnership agreement, and a secondary priority lien and security interest in those specified receivable rights of the borrowers and the guarantors. The senior secured notes share pari passu in the collateral securing the acquisition facility.

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

The credit agreement prevents us from declaring dividends or distributions if any event of default, as defined in the new credit agreement, occurs or would result from such declaration. The following will be an event of default under the credit agreement:

•	failure to pay any principal, interest, fees, expenses or other amounts when due;

•	failure of any of our representations and warranties to be materially correct;

•	failure to observe any covenant included in the credit agreement beyond specified cure periods in specified cases;

•	the occurrence of a default under other indebtedness of the partnership, our general partner, our operating company or any of our other subsidiaries;

•	the occurrence of specified bankruptcy or insolvency events involving the partnership, our operating company, our general partner or our other subsidiaries;

•	a change of control; or

•	the entry of judgments against the partnership, our general partner, our operating company or any of our other subsidiaries in excess of certain allowances.

Change of control is defined in the credit agreement as the occurrence of any of the following events:

•	any two of our chairman, chief executive officer or chief financial officer on the date of the credit agreement cease to hold such positions unless approved by the lenders under the credit agreement;

•	any person or group that did not hold any equity interests in the general partner or the partnership on the date of the credit agreement acquires 20% or more of the equity interests in the partnership or the general partner;

•	the general partner ceases to be our sole general partner;

•	the partnership ceases to own 100% of the operating company; or

•	the operating company ceases to own 100% of the other borrowers.

The credit agreement contains financial covenants requiring us to maintain, on a rolling four-quarter basis:

•	a ratio of consolidated EBITDA, as defined in the credit agreement, to consolidated interest expense of not less than 3.5 to 1.0 for the four most recent quarters;

•	a ratio of total funded debt on the last day of each quarter to consolidated EBITDA of not more than 3.5 to 1.0 for the four most recent quarters; and

•	consolidated cash flow of at least $21.0 million. Our minimum consolidated cash flow will be increased by 80% of any consolidated cash flow acquired in an acquisition.

The credit agreement and note purchase agreement were amended in November 2004 to amend the leverage ratio from 3.5 to 1 to 3.75 to 1 until September 30, 2005.

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

The senior secured notes rank pari passu with all of our other senior secured debt, including the revolving credit facility and the acquisition facility, subject to the description of the collateral securing the senior secured notes described below. The senior secured notes are guaranteed by the partnership, our general partner and any future subsidiaries of our operating company. Obligations under the senior secured notes are secured by a first priority lien and security interest covering substantially all of the assets of the issuers, whether then owned or thereafter acquired, other than specified receivable rights and a second priority lien and security interest covering those specified receivable rights, each as described above, of the issuers, whether then owned or thereafter acquired.

The senior secured notes mature on September 20, 2009 and bear interest at a rate of 7.66% per annum. Interest on the senior secured notes is payable quarterly, having commenced on December 20, 2004. There will be no principal amortization prior to the final maturity of the senior secured notes.

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

Off-Balance Sheet Arrangements. As of December 31, 2004, we had no off-balance sheet arrangements as a result of our adoption of FIN 46R as of March 31, 2004. Our off-balance sheet arrangements as of December 31, 2003 consisted of merchandise trusts and perpetual care trusts, which are described more fully in notes 1, 6 and 7 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K and above in “—Overview—Cemetery Operations—Trusting.” See also “—Recent Accounting Pronouncements” below for a discussion of the effect of FIN 46R on accounting for merchandise trusts and perpetual care trusts.

Inflation. Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations during 2002, 2003 or 2004. Although the impact of inflation has been insignificant in recent years, it is still a factor in the U.S. economy and may increase the cost to acquire or replace property, plant and equipment and may increase the costs of labor and supplies. To the extent permitted by competition and regulation, we have and will continue to pass along increased costs to our customers in the form of higher product prices.

Cornerstone Preferred Stock Conversion. Prior to the closing of our initial public offering, all of the outstanding shares of the preferred stock of Cornerstone were converted into Class A membership interests of CFSI LLC in connection with the conversion of Cornerstone into CFSI LLC.

Recent Accounting Pronouncements. In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for years beginning after June 15, 2002. The implementation of SFAS No. 143 had no impact on our consolidated financial statements in 2004.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. The implementation of SFAS No. 146 had no impact on our consolidated financial statements in 2004.

In January 2003 and December 2003, the FASB issued FASB Interpretation (FIN) No. 46 and No. 46 revised (FIN 46R), Consolidation of Variable Interest Entities: an Interpretation of Accounting Research Bulletin (ARB) No. 51. FIN 46R clarifies the application of ARB No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46R defines the terms related to variable interest entities and clarifies whether such entities should be consolidated. FIN 46R applies to enterprises that have a variable interest in variable interest entities and is effective for the first financial reporting period ending after March 15, 2004. The requirements of this interpretation, as revised, are applicable to us for the quarter ending March 31, 2004.

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

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (FAS 123R), which replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation” (FAS 123) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under FAS 123, no longer will be an alternative to financial statement recognition. We are required to adopt FAS 123R on July 1, 2005. Under FAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of FAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of FAS 123R and we do not expect that the adoption of FAS 123R will have a material impact on our consolidated results of operations.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

The information presented below should be read in conjunction with the notes to our unaudited consolidated financial statements included under “Item 8—Financial Statements and Supplementary Data.”

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

Interest-bearing Investments. Our fixed-income securities subject to market risk consist primarily of investments in merchandise trusts and perpetual care trusts. As of December 31, 2004, fixed-income securities represented 63.4% of the funds held in merchandise trusts and 70.0% of the funds held in perpetual care trusts. The aggregate quoted market value of these fixed-income securities was $72.9 million and $89.6 million in merchandise trusts and perpetual care trusts, respectively, as of December 31, 2004. Each 1% change in interest rates on these fixed-income securities would result in changes of approximately $0.7 million and $0.9 million in the fair market values of the securities held in merchandise trusts and perpetual care trusts, respectively, based on discounted expected future cash flows. If these securities are held to maturity, no change in fair market value will be realized.

Our money market and other short-term investments subject to market risk consist primarily of investments held in merchandise trusts and perpetual care trusts. As of December 31, 2004, these investments accounted for approximately 8.2% and 8.9% of the funds held in merchandise trusts and perpetual care trusts, respectively. The fair market value of these investments was $9.4 million and $11.3 million in merchandise trusts and perpetual care trusts, respectively, as of December 31, 2004. Each 1% change in average interest rates applicable to these investments would result in changes of approximately $94,000 and $11,300, respectively, in the aggregate fair market values of the perpetual care investments and the merchandise trust investments.

Marketable Equity Securities. Our marketable equity securities subject to market risk consist primarily of investments held in merchandise trusts and in the case of perpetual care trusts, investments in real estate investment trusts, or REITs. As of December 31, 2004, marketable equity securities represented 28.3% of funds held in merchandise trusts and 21.1% of funds held in perpetual care trusts. The aggregate fair market value of these marketable equity securities was $32.5 million and $27.0 million in merchandise trusts and perpetual care trusts, respectively, as of December 31, 2004, based on final quoted sales prices. Each 10% change in the average market prices of the equity securities would result in a change of approximately $3.3 million and $2.7 million in the fair market value of securities held in merchandise trusts and perpetual care trusts, respectively.

Investment Strategies and Objectives. Our internal investment strategies and objectives for funds held in merchandise trusts and perpetual care trusts are specified in an Investment Policy Statement that requires us to do the following:

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

In order to consistently achieve the stated return objectives within our tolerance for risk, we use a strategy of allocating appropriate portions of our portfolio to a variety of asset classes with attractive risk and return characteristics, and low to moderate correlations of returns. See the notes to our audited consolidated financial statements for a breakdown of the assets held in our merchandise trusts and perpetual care trusts by asset class.

Debt Instruments. Our credit facility bears interest at a floating rate, based on LIBOR, which is adjusted quarterly. This credit facility will subject us to increases in interest expense resulting from movements in interest rates. We have no indebtedness outstanding under our credit facility.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of StoneMor GP LLC and Unitholders of StoneMor Partners L.P.

Bristol, Pennsylvania

We have audited the accompanying consolidated balance sheets of StoneMor Partners, LP (the “Company”) and its predecessor, Cornerstone Family Services, Inc., as of December 31, 2003 and 2004, and the related consolidated statements of operations, common stockholders’/partners’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of StoneMor Partners, L.P. and its predecessor, Cornerstone Family Services, Inc., as of December 31, 2003 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the consolidated financial statements, effective March 31, 2004, the Company changed its method of accounting for the merchandise and perpetual care trusts. Also discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for its negative goodwill.

Philadelphia, Pennsylvania

March 29, 2005	/s/ Deloitte & Touche LLP

StoneMor Partners L.P.

Successor to Cornerstone Family Services, Inc. (Predecessor)

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2003	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,554	$14,474
Accounts receivable, net of allowance	22,447	25,479
Prepaid expenses	1,476	1,778
Merchandise trust receivable	1,861	—
Other current assets	779	861

Total current assets	32,117	42,592

LONG-TERM ACCOUNTS RECEIVABLE—net of allowance	33,720	32,402
CEMETERY PROPERTY	151,200	150,215
PROPERTY AND EQUIPMENT	23,411	22,616
DUE FROM MERCHANDISE TRUSTS	109,785	—
MERCHANDISE TRUSTS, restricted, at fair value	—	114,798
PERPETUAL CARE TRUSTS, restricted, at fair value	—	127,949
DEFERRED FINANCING COSTS—net of accumulated amortization	3,450	2,551
OTHER ASSETS	2,002	1,344

TOTAL ASSETS	355,685	494,467

LIABILITIES, PREFERRED STOCK AND COMMON STOCKHOLDERS’ / PARTNERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	5,988	6,136
Accrued interest	735	162
Current portion of long-term debt	7,814	—

Total current liabilities	14,537	6,298

LONG-TERM DEBT	122,894	80,000
DEFERRED INCOME TAXES	1,415	—
DEFERRED CEMETERY REVENUES, net	115,233	127,426
MERCHANDISE LIABILITY	44,112	37,477

Total liabilities	298,191	251,201

COMMITMENTS AND CONTINGENCIES
NON-CONTROLLING INTEREST IN PERPETUAL CARE TRUSTS	—	127,949

REDEEMABLE PREFERRED STOCK (par value $0.01; 15,514 shares issued and outstanding at December 31, 2003)	15,514	—

COMMON STOCKHOLDERS’ / PARTNERS’ EQUITY
Common stock (par value $0.01; 880,000 shares issued and outstanding at December 31, 2003)	9	—
Additional paid-in capital	91,213	—
Accumulated other comprehensive income	—	—
Employee stock loans	(150)	—
Retained deficit	(49,092)	—
General partner	—	1,663
Limited partners:
Common	—	72,892
Subordinated	—	40,762

Total common stockholders’ / partners’ equity	41,980	115,317

TOTAL LIABILITIES, PREFERRED STOCK AND COMMON STOCKHOLDERS’ / PARTNERS’ EQUITY	$355,685	$494,467

See Accompanying Notes to the Consolidated Financial Statements.

StoneMor Partners L.P.

Successor to Cornerstone Family Services, Inc. (Predecessor)

Consolidated Statement of Operations

(in thousands, except unit data)

	Cornerstone Family Services, Inc.		StoneMor Partners L.P.
	Years ended December 31,
	2002	2003	2004
Revenues:
Cemetery	$74,168	$77,978	$87,305
Funeral home	1,360	1,724	1,953

Total revenues	75,528	79,702	89,258

Costs and Expenses:
Cost of goods sold (exclusive of depreciation shown seperately below):
Land and crypts	5,948	4,346	4,539
Perpetual care	2,434	2,585	2,692
Merchandise	3,634	3,123	5,143
Cemetery expense	17,191	17,732	19,648
Selling expense	15,413	15,584	19,158
General and administrative expense	9,020	9,407	9,797
Corporate overhead (including $1,178 in stock-based compensation in 2003 and $433 in 2004)	11,820	12,579	12,458
Depreciation and amortization	4,893	5,001	4,547
Funeral home expense	1,343	1,513	1,712

Total cost and expenses	71,696	71,870	79,694

OPERATING PROFIT	3,832	7,832	9,564

EXPENSE RELATED TO REFINANCING	—	—	4,200

INTEREST EXPENSE	14,828	11,376	9,480

INCOME / (LOSS) BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(10,996)	(3,544)	(4,116)

INCOME TAXES (BENEFIT):
State and franchise taxes	546	1,455	863
Federal	(1,453)	1,010	(1,141)

Total income taxes (benefit)	(907)	2,465	(278)

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	(10,089)	(6,009)	(3,838)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (see note 1)	5,934	—	—

NET INCOME (LOSS)	(4,155)	(6,009)	(3,838)

Supplemental information for the period from September 20, 2004 to December 31, 2004:
Net income			$2,365
General partner’s interest in net income for the period			$47

Limited partners’ interest in net income for the period
Common			$1,159
Subordinated			$1,159

Net income per limited partner (common) unit (basic and diluted)			$.27

Weighted average number of limited partners’ units outstanding (basic and diluted)			8,480

See Accompanying Notes to the Consolidated Financial Statements.

StoneMor Partners L.P.

Successor to Cornerstone Family Services, Inc. (Predecessor)

Consolidated Statement of

Common Stockholders’ / Partners’ Equity

(in thousands)

	Common Stockholder’s Equity	Partners’ Capital
		Limited Partners			General Partner	Total
		Common	Subordinated	Total
Additional paid-in capital	$91,213	$—	$—	$—	$—	$91,213
Employee loans	(150)	—	—	—	—	(150)
Common Stock	9	—	—	—	—	9
Retained Deficit	(49,092)	—	—	—	—	(49,092)

Balance at December 31, 2003	41,980	—	—	—	—	41,980
Dividends paid in kind	(1,564)	—	—	—	—	(1,564)
Stock-based compensation	433	—	—	—	—	433
Net loss January 1, 2003 through September 19, 2004	(6,203)	—	—	—	—	(6,203)

Balance at September 19, 2004	34,646	—	—	—	—	34,646
Book value of net assets contributed to the partnership	(34,646)	3,931	29,511	33,442	1,204	—
Redeemable preferred stock of Cornerstone converted to limited liability company units	—	1,344	10,092	11,436	412	11,848
Proceeds from initial public offering, net of offering costs	—	71,713	—	71,713	—	71,713
Purchase of CFSI LLC common units	—	(5,255)	—	(5,255)	—	(5,255)
Net Income September 20, 2004 through December 31, 2004	—	1,159	1,159	2,318	47	2,365

Balance, December 31, 2004	$—	$72,892	$40,762	$113,654	$1,663	$115,317

See Accompanying Notes to the Consolidated Financial Statements.

StoneMor Partners L.P.

Successor to Cornerstone Family Services, Inc. (Predecessor)

Consolidated Statement of Cash Flows

(in thousands)

	Years Ended December 31,
	2002	2003	2004
OPERATING ACTIVITIES:
Net Loss	$(4,155)	$(6,009)	$(3,838)
Adjustments to reconcile net loss to net cash (used in) provided by operating activity:
Cost of lots sold	6,723	5,141	5,071
Depreciation and amortization	4,893	5,001	4,547
Expenses related to refinancing			3,889
Stock-based compensation		1,178	433
Deferred income tax (benefit)	(1,640)	(138)	(1,415)
Cumulative effect of change in accounting principle	(5,934)	—	—
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	2,564	(1,900)	(2,388)
Merchandise trust receivable	594	(128)	—
Due from merchandise trusts	(1,379)	(170)	—
Merchandise trusts	—	—	(1,333)
Prepaid expenses	(192)	(49)	(237)
Other current assets	820	(168)	(75)
Other assets	392	(1,674)	450
Accounts payable and accrued and other liabilities	490	(2,367)	(440)
Deferred cemetery revenue	11,293	11,653	10,218
Merchandise liability	(3,427)	(3,224)	(7,397)

Net cash provided by operating activities	11,042	7,146	7,485

INVESTING ACTIVITIES:
Costs associated with potential acquisitions	(3,350)	—	—
Additions to cemetery property	(2,185)	(1,945)	(3,267)
Acquisitions of property and equipment	(3,378)	(1,184)	(2,620)

Net cash used in investing activities	(8,913)	(3,129)	(5,887)

FINANCING ACTIVITIES:
Additional borrowings on long-term debt	4,406	1,543	85,048
Repayments of long-term debt	(3,148)	(5,565)	(135,763)
Sale of limited partner units	—	—	86,638
Purchase of CFSI LLC common units	—	—	(5,255)
Cost of financing activities	—	—	(23,346)

Net cash provided by (used in) financing activities	1,258	(4,022)	7,321

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,387	(5)	8,919
CASH AND CASH EQUIVALENTS—Beginning of period	2,172	5,559	5,554

CASH AND CASH EQUIVALENTS—End of period	$5,559	$5,554	$14,474

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$12,959	$12,918	$9,980

Cash paid during the period for income taxes	$1,790	$814	$777

See Accompanying Notes to the Consolidated Financial Statements.

1. NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. On April 2, 2004, StoneMor Partners L.P. (“StoneMor” or the “Partnership”) was created to own and operate the cemetery and funeral home business conducted by Cornerstone Family Services Inc. and its subsidiaries (“Cornerstone”). On September 20, 2004, in connection with the initial public offering by the Partnership of common units representing limited partner interests, Cornerstone contributed to the Partnership substantially all of the assets, liabilities and businesses owned and operated by it, and then converted into CFSI LLC, a limited liability company. This transfer represented a reorganization of entities under common control and was recorded at historical cost. In exchange for these assets, liabilities and businesses, CFSI LLC received 564,782 common units and 4,239,782 subordinated units representing limited partner interests in the Partnership. The consolidated statements included herein are for Cornerstone for periods prior to September 20, 2004.

Cornerstone was founded in 1999 by members of our management team and a private equity investment firm, which we refer to as McCown De Leeuw, in order to acquire a group of 123 cemetery properties and 4 funeral homes. Since that time, Cornerstone acquired ten additional cemeteries and one funeral home, built two funeral homes and sold one cemetery.

Initial Public Offering. On September 20, 2004, StoneMor completed its initial public offering of 3,675,000 common units at a price of $20.50 per unit representing 42.5% interest in us. On September 22, 2004, StoneMor sold an additional 551,250 common units to the underwriters in connection with the exercise of their over-allotment option and redeemed an equal number of common units from CFSI LLC at a cost of $5.3 million, making a total of 4,239,782 common units outstanding. Total gross proceeds from these sales were $86.6 million, before offering costs and underwriting discounts. The net proceeds to the Partnership, after deducting underwriting discounts but before paying offering costs, from these sales of common units was $80.8 million. As described in the partnership agreement, during the subordination period the subordinated units are not entitled to receive any distributions until the common units have received their minimum quarterly distribution plus any arrearages from prior quarters. The subordination period will end once the partnership meets certain financial tests described in the partnership agreement, but it generally cannot end before September 30, 2009. When the subordination period ends, all subordinated units will convert into common units on a one-for-one basis, and the common units will no longer be entitled to arrearages. If the partnership meets certain financial tests described in the partnership agreement, 25% of the subordinated units can convert into common units on or after September 30, 2007 and an additional 25% can convert into common units on or after September 30, 2008. Concurrent with the initial public offering, the Partnership’s wholly owned subsidiary, StoneMor Operating LLC, and its subsidiaries (collectively “StoneMor LLC”), all as borrowers, issued new and sold $80.0 million in aggregate principal amount of senior secured notes in a private placement and entered into a $12.5 million revolving credit facility and a $22.5 million acquisition facility with a group of banks. The net proceeds of the initial public offering and the sale of senior secured notes were used to repay the debt and associated accrued interest of approximately $135.1 million, $15.7 million of fees and expenses associated with the initial public offering and the sale of senior secured notes. The remaining funds have been reserved for general partnership purposes, including the construction of mausoleum crypts and lawn crypts and the purchases of equipment needed to install burial vaults. One-half of the net proceeds of the sale of common units upon the exercise of the over-allotment option was used to redeem an equal number of common units from CFSI LLC, and one-half has been reserved for general Partnership purposes. The proceeds received by the Partnership and its subsidiaries from the sales of common units and senior secured notes and the use of these proceeds is summarized as follows (in thousands):

Proceeds received:
Sale of 4,226,250 common units at $20.50 per unit	$86,638
Issuance of senior secured notes	80,000

Total proceeds received	$166,638

Use of proceeds from sale of common units
Underwriting discount	$5,849
Professional fees and other offering costs	7,432
Repayment of debt and accrued interest	56,361
Redemption of 551,250 units from CFSI LLC	5,255
Reserve for general partnership purposes	11,741

Total use of proceeds from the sale of common units	$86,638

Use of proceeds from the issuance of senior secured notes
Debt issuance costs	$1,076
Other related costs	215
Repayment of debt	78,709

Total use of proceeds from the issuance of senior secured notes	80,000

Total use of proceeds	$166,638

Summary of Significant Accounting Policies—Significant accounting policies followed by the Partnership, as summarized below, are in conformity with accounting principles generally accepted in the United States of America.

Principles of Consolidation—The consolidated financial statements include the accounts of each of the Company’s subsidiaries and the operations of 11 managed cemeteries that the Company operates under long-term management contracts. Prior to September 2004 we operated 12 cemeteries under management agreements. In September 2004, we converted one of these cemetery associations into a for-profit entity owned by us and ceased operating this cemetery under a management agreement. Intercompany balances and transactions have been eliminated in consolidation.

Prior to March 31, 2004, the cemeteries that the Company operates under long term management contracts were consolidated in accordance with Emerging Issues Task Force (EITF) Issue No. 97-2, Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangement. Effective March 31, 2004, the Company adopted FIN 46R (see Note 1, Accounting Change). The Company’s historical policy of consolidating these cemeteries did not change with the adoption of FIN 46R.

Total revenues derived from the cemeteries under long-term management contracts totaled approximately $17.2 million, $20.9 million and $19.7 million for the years ended December 31, 2002, 2003 and 2004, respectively.

Cemetery Operations—Sales of at-need cemetery interment rights, merchandise and services are recognized when the service is performed or merchandise is delivered. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (SAB No. 104) and the retail land sales provisions of Statement of Financial Accounting Standards No. 66, Accounting for the Sale of Real Estate (SFAS No. 66), revenues from pre-need sales of burial lots and constructed mausoleum crypts and lawn crypts are deferred until at least 10% of the sales price has been collected. At the time of the sale, an allowance for the customer cancellations is established, which reduces the amount of accounts receivable, net and deferred cemetery revenues, net or cemetery revenue recognized, based on management’s estimates of expected cancellations and historical experiences. Historically, the cancelled contracts represent approximately 10% of the pre-need sales (based on contract dollar amounts). Revenues from the pre-need sale of unconstructed mausoleum and lawn crypts are deferred until at least 10% of the sales price has been collected, at which point revenues are recognized using the percentage-of-completion method of accounting, also in accordance with SFAS No. 66. Revenues related to the pre-need sale of merchandise and services are deferred until such merchandise is delivered or such services are performed.

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

The Company records a merchandise liability at the time it enters into a pre-need contract with a customer at the estimated cost to purchase the merchandise or provide the service. The merchandise liability is reduced when the Company makes payment for the merchandise and title to the merchandise is transferred to the customer. Subsequently, the merchandise is either installed or stored, at the direction of the customer, at the vendor’s warehouse or a third-party warehouse at no additional cost to us. The merchandise liability is also reduced when the Company performs the contracted service. Allowances for customer cancellations arising from non-payment are provided at the date of sale based upon management’s estimates of expected cancellations and historical experience. Actual cancellation rates in the future may result in a change in estimate. Actual cancellations did not vary significantly from the estimates of expected cancellations at December 31, 2003 and December 31, 2004.

Pursuant to state law, a portion of the proceeds from cemetery merchandise or services sold on a pre-need basis is required to be paid into merchandise trusts. The Company defers investment earnings generated by the assets in these merchandise trusts (including realized gains and losses) until the associated merchandise is delivered or the services are performed. The fair value of the funds held in merchandise trusts at December 31, 2003 and December 31, 2004 was approximately $113.1 million and $114.8 million, respectively (see Note 5). In accordance with industry practice for periods ending prior to March 31, 2004, the Company did not consolidate these trust funds in the financial statements as the Company was not considered to have complete controlling financial interest in these trusts and the Company did not bear all of the risks and rewards of these trusts’ assets. However, the principal of the funds held in merchandise trusts was reflected during these periods as due from merchandise trusts at cost on the Company’s consolidated balance sheets and the earnings thereon are reflected in deferred cemetery revenues, net until such principal and earnings are recognized as revenues. As of March 31, 2004, the Company adopted Financial Accounting Standards Board Interpretation No. 46 and 46R (FIN 46R) which resulted in the consolidation of the merchandise trusts on the Company’s consolidated balance sheet at fair value (See Note 1, Accounting Change).

A portion of the proceeds from the sale of cemetery property is required by state law to be paid into perpetual care trusts. Earnings from the perpetual care trusts are recognized in current cemetery revenues and are used to defray cemetery maintenance costs, which are expensed as incurred. Funds held in perpetual care trusts at December 31, 2003 and December 31, 2004 were $120.8 million and $127.9 million, respectively (see Note 6). As of December 31, 2003, the principal of such perpetual care trust funds generally cannot be withdrawn by the Company and therefore was not included in the consolidated balance sheets as of December 31, 2003. As of March 31, 2004, the Company adopted FIN 46 and FIN 46R which resulted in the consolidation of the perpetual care trusts on the Company’s consolidated balance sheet at fair value (See Note 1, Accounting Change).

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

Inventories—Inventories, classified as other current assets on the Company’s consolidated balance sheets, include cemetery and funeral home merchandise and are valued at the lower of cost or net realizable value. Cost is determined primarily on a specific identification basis on a first-in, first-out basis. Inventories were approximately $0.7 million at December 31, 2003 and approximately $0.8 million at December 31, 2004.

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

For the year ended December 31, 2003 and 2004, depreciation expense was $3.5 million and $3.3 million, respectively.

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

Negative Goodwill —In connection with an acquisition of cemetery property in 1999, the Company applied the purchase method of accounting and allocated the purchase price to the fair value of the assets acquired and liabilities assumed. This allocation resulted in a net credit which was applied by reducing the noncurrent assets acquired to zero. The remaining excess over cost (also referred to as “negative goodwill”) was deferred and amortized over a 40 year period.

Effective January 1, 2002, the Company adopted SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets to account for these intangibles. Under SFAS No. 141, negative goodwill is no longer recorded. The Company recognized a gain of $5.9 million related to the elimination of negative goodwill and reported this gain as a cumulative effect of an accounting change in the income statement.

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

Due From Merchandise Trusts—Monies due from merchandise trusts are stated at cost. (See Note 5)

Income Taxes—The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. The tax effects of temporary differences between income for financial statement and income tax purposes are recognized in the financial statements. The differences arise primarily from receivables, purchase accounting adjustments and depreciation.

Net Income per Unit—Basic net income per unit is determined by dividing net income, after deducting the amount of net income allocated to the general partner interest from its issuance date of September 20, 2004, by the weighted average number of units outstanding during the period. Diluted net income per unit is calculated in the same manner as basic net income per unit, except that the weighted average number of outstanding units is increased to include the dillutive effect of outstanding unit options or phantom unit options.

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

Both the merchandise and perpetual care trusts hold investments in marketable securities, which have been classified as available-for-sale. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, these investments are recorded at their fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of accumulated other comprehensive income in the Company’s consolidated balance sheet. Unrealized gains and losses of the merchandise trusts that are attributable to the Company that have not been earned through the performance of services or delivery of merchandise are reclassified from accumulated other comprehensive income to deferred cemetery revenues, net. Unrealized gains and losses of the merchandise trusts (including the funeral trusts) that are attributable to the non-controlling interest holders are reclassified from accumulated other comprehensive income and recognized as a non-controlling interest in merchandise trusts. Unrealized gains and losses of the perpetual care trusts are reclassified from accumulated other comprehensive income to non-controlling interest in perpetual care trusts.

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

In December 2003, the FASB Emerging Issues Task Force reached consensus on several issues being addressed in EITF Issue No. 03-1, The Meaning of Other-Than Temporary Impairment and Its Application to Certain Investments. The objective of EITF No. 03-1 is to provide guidance on other-than—temporary impairment and its application to debt and marketable equity securities. The EITF reached consensus requiring disclosures, tabular and narrative, that provide sufficient information to provide an understanding of the circumstances leading to management’s conclusion that the impairments are not other-than-temporary. The requirements apply to financial statements for fiscal years ending after December 15, 2003. The Company has followed the disclosure requirements of EITF 03-1 to its consolidated financial statements for 2004.

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (FAS 123R), which replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation” (FAS 123) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under FAS 123, no longer will be an alternative to financial statement recognition. We are required to adopt FAS 123R on July 1, 2005. Under FAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of FAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of FAS 123R and we do not expect that the adoption of FAS 123R will have a material impact on our consolidated results of operations.

Use of Estimates—Preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting periods. As a result, actual results could differ from those estimates. The most significant estimates in the financial statements are the allowance for cancellations, merchandise liability, deferred margin, deferred merchandise trust investment earnings, deferred obtaining costs and income taxes. Deferred margin, deferred merchandise trust investment earnings and deferred obtaining costs are included in deferred cemetery revenues, net, on the consolidated balance sheets.

Reclassifications—Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform to the current period presentation in the financial statements.

Segment Reporting and Related Information—The Company has one reportable segment, death care services.

Disclosure of reported segment revenue:

	Year Ended December 31,
	2002	2003	2004
	(in thousands)
Revenues:
Cemetery:
Sales	$38,367	$40,625	$48,892
Services and other	21,190	22,405	22,706
Investment, including realized gains from merchandise trusts and receivables	9,796	11,878	12,198
Deferred margin, recognized	4,815	3,070	3,510

	74,168	77,978	87,305
Funeral home revenues	1,360	1,724	1,953

Total Revenues	$75,528	$79,702	$89,258

2. LONG-TERM ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

Long-term accounts receivable, net, consist of the following:

	Year Ended December 31,
	2003	2004
	(in thousands)
Customer receivables	$73,473	$74,123
Unearned finance income	(8,500)	(7,294)
Allowance for contract cancellations	(8,806)	(8,948)

	56,167	57,881
Less: current portion—net of allowance	22,447	25,479

Long-term portion—net of allowance	$33,720	$32,402

Activity in the allowance for contract cancellations is as follows:

	Year Ended December 31,
	2002	2003	2004
	(in thousands)
Balance—Beginning of period	$6,560	$8,037	$8,806
Reserve on acquired contracts	95	—	—
Provision for cancellations	7,917	7,515	6,681
Charge-offs—net	(6,535)	(6,746)	(6,539)

Balance—End of period	$8,037	$8,806	$8,948

3. CEMETERY PROPERTY

Cemetery property consists of the following:

	Year Ended December 31,
	2003	2004
	(in thousands)
Developed land	$22,992	$21,684
Undeveloped land	98,075	98,075
Mausoleum crypts and lawn crypts	30,133	30,456

Total	$151,200	$150,215

4. PROPERTIES AND EQUIPMENT

Major classes of property and equipment follow:

	Year Ended December 31,
	2003	2004
	(in thousands)
Building and improvements	$20,656	$20,829
Furniture and Equipment	17,001	19,353

	37,657	40,182
Less: accumulated depreciation	(14,246)	(17,566)

Property and Equipment—net	$23,411	$22,616

5. PRE-NEED MERCHANDISE AND SERVICES, DUE FROM MERCHANDISE TRUSTS AND MERCHANDISE TRUSTS.

Cemetery—In connection with the pre-need sale of cemetery interment rights, merchandise and services, the customer typically enters into an installment contract with the Company. The contract is usually for a period not to exceed 60 months with payments of principal and interest required. Interest is imputed for contracts that do not bear a market rate of interest (at a rate of 5.75% during the years ended December 31, 2003 and December 31, 2004). The Company establishes an allowance for cancellations due to non-payment at the date of sale based on historic experience and management’s estimates. The allowance is reviewed quarterly and changes in estimates are reflected for current and prior contracts as a result of recent cancellation experience. Actual cancellation rates in the future may result in a change in estimate.

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

	2003
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

At December 31, 2004, the cost and market value associated with the assets held in merchandise trusts follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
	(In Thousands)
Short-term investment	$9,474	$—	$—	$9,474
Fixed maturities:
U.S. Government and federal agency	3,152	20	(32)	3,140
U.S. State and local government agency	1,729	19	(4)	1,744
Corporate debt securities	5,465	26	(116)	5,375
Other debt securities	62,057	640	(173)	62,524

Total fixed maturities	72,403	705	(325)	72,783

Equity securities	30,941	1,973	(373)	32,541

Total	$112,818	$2,678	$(698)	$114,798

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at December 31, 2004 is presented below:

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Fixed maturities:
U.S. Government and federal agency	$1,073	$15	$1,050	$17	$2,123	$32
U.S. State and local government agency	—	—	530	4	530	4
Corporate debt securities	3,520	108	216	8	3,736	116
Other debt securities	15,232	67	7,404	106	22,636	173

Total fixed maturities	19,825	190	9,200	135	29,025	325

Equity securities	873	23	455	350	1,328	373

Total	$20,698	$213	$9,655	$485	$30,353	$698

The Company considers various factors when considering if a decline in fair value of an asset is other than temporary, including but not limited to the length of time and magnitude of the unrealized loss; the volatility of the investment; the credit ratings of the issuers of the investments; and the Company’s intentions to sell or ability to hold the investments. At December 31, 2004 the Company has concluded that the declines in the fair values of the Company’s investments in fixed maturities and equity securities held by the merchandise trusts are temporary.

At December 31, 2002, 2003, and 2004, realized investment earnings related to funds held in merchandise trusts that were deferred were $14.2 million, $16.9 million, and $21.5 million, respectively. The realized investment earnings recognized in the consolidated statements of operations as cemetery revenues related to these merchandise trusts were $3.2 million, $5.1 million and $5.0 million, for the year ended December 31, 2002, 2003 and 2004, respectively.

Funeral Home—Prearranged funeral home services provide for future funeral home services generally determined by prices prevailing at the time that the contract is signed. A portion of the payments made under funeral home pre-need contracts is placed in funeral trusts. Amounts used to defray the initial cost of administration are not placed in trust. The balance of the amounts in the trusts totaled approximately $0.7 million at December 31, 2003, and approximately $0.7 million at December 31, 2004 and are included within the merchandise trusts above. Funeral trust principal, together with investment earnings retained in trust, are deferred until the service is performed. Upon performance of the contracted funeral home service, the Company recognizes the funeral trust principal amount together with the accumulated trust earnings as funeral home revenues.

6. PERPETUAL CARE TRUSTS.

At December 31, 2003, the perpetual care trusts (which are not reflected on the Company’s consolidated balance sheets) were composed of the following investment categories stated at estimated fair value:

December 31, 2003
(In Thousands)
Short-term investments	$5,142
Fixed maturities	89,795
Equity securities	25,393
Other	493

$120,823

At March 31, 2004, in accordance with FIN 46R, the Company consolidated the perpetual care trusts. As a result, the Company now records the perpetual care trusts, at fair value, as trust investments.

At December 31, 2004 the cost and market value associated with the assets held in perpetual care trust follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
	(In Thousands)
Short-term investment	$11,368	$—	$—	$11,368
Fixed maturities:
U.S. Government and federal agency	3,468	7	(24)	3,451
U.S. State and local government agency	2,195	32	(13)	2,214
Corporate debt securities	10,148	615	(193)	10,570
Other debt securities	70,172	3,207	(4)	73,375

Total fixed maturities	85,983	3,861	(234)	89,610

Equity Securities	23,162	3,878	(69)	26,971

Total	$120,513	$7,739	$(303)	$127,949

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at December 31, 2004 held in perpetual care trusts is presented below:

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Fixed maturities:
U.S. Government and federal agency	$979	$8	$742	$16	$1,721	$24
U.S. State and local government agency	977	10	198	3	1,175	13
Corporate debt securities	2,885	173	908	20	3,793	193
Other debt securities	68	4	—	—	68	4

Total fixed maturities	4,909	195	1,848	39	6,757	234

Equity Securities	378	69	—	—	378	69

Total	$5,287	$264	$1,848	$39	$7,135	$303

The Company considers various factors when considering if a decline in fair value of an asset is other than temporary, including but not limited to the length of time and magnitude of the unrealized loss; the volatility of the investment; the credit ratings of the issuers of the investments; and the Company’s intentions to sell or ability to hold the investments. At December 31, 2004 the Company has concluded that the declines in the fair values of the Company’s investments in fixed maturities and equity securities held in perpetual care trusts are temporary.

The Company recorded income from perpetual care trusts of $6.6 million, $6.8 million and $7.2 million for the year ended December 31, 2002, 2003 and 2004, respectively. This income is classified as cemetery revenues in the consolidated statements of operations.

7. LONG-TERM DEBT

The following is a summary of debt outstanding at:

	December 31,
	2003	2004
	(In Thousands)
Term loan, due June 30, 2005 (interest rate—8%)	$106,550	$—
Revolving credit facility, due June 30, 2005 (interest rate—5.17%)	21,500	—
Note payable, due July 1, 2006, less unamortized discount of $97 at December 31, 2003 (interest rate—5.20%)	603	—
Note payable, due July 1, 2006, less unamortized discount of $162 at December 31, 2003 (interest rate—5.20%)	1,577	—
Note payable, due 2004 (non-interest bearing, imputed interest between 5.25% and 8.30%)	381	—
Note payable, due 2005 (non-interest bearing, imputed interest between 5.25% and 8.30%)	86	—
Note payable, due 2006 (non-interest bearing, imputed interest 5.0%)	5	—
Note payable, due 2007 (non-interest bearing, imputed interest 5.0%)	6	—
Senior secured notes, due 2009 (interest rate—7.66%)	—	80,000

Total	130,708	80,000
Less current portion	7,814	—

Long-term portion	$122,894	$80,000

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

On September 20, 2004, concurrent with the closing of the Partnership’s initial public offering, StoneMor LLC issued and sold $80.0 million aggregate principal amount of senior secured notes. The senior secured notes bear interest at a rate of 7.66% per annum and mature in 2009. The senior secured notes rank pari passu with all of the Company’s other senior secured debt, including the revolving credit facility and the acquisition facility, subject to the description of the collateral securing the senior secured notes described below. The senior secured notes are guaranteed by the Partnership, the general partner of the Partnership and any future subsidiaries of StoneMor Operating LLC. Obligations under the senior secured notes are secured by a first priority lien and security interest covering substantially all of the assets of the issuers of the senior secured notes, whether then owned or thereafter acquired, other than specified receivable rights and a second priority lien and security interest covering those specified receivable rights, each as described above, of such issuers, whether then owned or thereafter acquired.

On September 20, 2004, concurrent with the closing of the Partnership’s initial public offering, StoneMor LLC entered into a new $35.0 million credit facility with a group of banks. This credit facility consists of a $12.5 million revolving credit line and a $22.5 million acquisition line of credit. Borrowings under the revolving credit line are due and payable on September 20, 2007, and borrowings under the acquisition line of credit are due and payable on September 20, 2008. Depending on the type of loan, this credit facility bears interest at the Base Rate or the Eurodollar Rate, plus applicable margins ranging from 0.00% to 1.0% and 2.5% to 3.5% per annum, respectively, depending on our ratio of total debt to consolidated EBIDTA, as defined. The Base Rate is the higher of the federal funds rate plus 0.05% or the prime rate announced by Fleet National Bank, a Bank of America Company. The Eurodollar Rate is to be determined by the administrative agent according to the new credit facility. As of December 31, 2004, we had no outstanding borrowings under this credit facility.

Borrowings under the credit facility rank pari passu with all of our other senior secured debt, including the senior secured notes, subject to the description of the collateral securing the credit facility described below. Borrowings under the credit facility are guaranteed by the Partnership and the general partner of the Partnership.

Our obligations under the revolving facility are secured by a first priority lien and security interest in specified receivable rights, whether then owned or thereafter acquired, of the borrower and the guarantors and by a second priority lien and security interest in substantially all assets other than those receivable rights of the borrower and the guarantors, excluding trust accounts and certain proceeds required by law to be placed into such trust accounts and funds held in trust accounts, our general partner’s interest in the Partnership and our general partner’s incentive distribution rights under the Partnership’s partnership agreement. These assets secure the acquisition facility and our senior secured notes. The specified receivable rights include all accounts and other rights to payment arising under customer contracts or agreements (other than amounts required to be deposited into merchandise and perpetual care trusts) or management agreements, and all inventory, general intangibles and other rights reasonably related to the collection and performance of these accounts and rights to payment.

Our obligations under the acquisition facility are secured by a first priority lien and security interest in substantially all assets, whether then owned or thereafter acquired, other than specified receivable rights of the borrower and the guarantors, excluding trust accounts and certain proceeds required by law to be placed into such trust accounts and funds held in trust accounts, our general partner’s interest in the Partnership and our general partner’s incentive distribution rights under the Partnership’s partnership agreement, and a secondary priority lien and security interest in those specified receivable rights of the borrower and the guarantors. The senior secured notes share pari passu in the collateral securing the acquisition facility.

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

In September 2004, the remaining deferred financing cost associated with the previous outstanding debt was expensed in the amount of $3.9 million. Deferred financing cost relating to our credit facility and senior secured notes totaled approximately $2.8 million at December 31, 2004.

8. INCOME TAXES

Effective with the closing of the Partnership’s initial public offering on September 20, 2004 (see Note 1), the Company was no longer a taxable entity for federal and state income tax purposes; rather, the Partnership’s tax attributes (except those of its corporate subsidiaries) are to be included in the individual tax returns of its partners. Neither the Partnership’s financial reporting income, nor the cash distributions to unitholders, can be used as a substitute for the detailed tax calculations that the Partnership must perform annually for its partners. Net income from the Partnership is not treated as “passive income” for federal income tax purposes. As a result, partners subject to the passive activity loss rules are not permitted to offset income from the Partnership with passive losses from other sources.

The tax returns of the Partnership are subject to examination by state and federal tax authorities. If such examinations result in changes to taxable income, the tax liability of the partners could be changed accordingly.

The Partnership’s corporate subsidiaries, account for their income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Management periodically evaluates all evidence, both positive and negative, in determining whether a valuation allowance to reduce the carrying value of deferred tax assets is still needed. In 2004, it concluded, based on the projected allocations of taxable income, the Partnership’s corporate subsidiaries, will probably not realize a partial benefit from its deferred tax assets and loss carryforwards. Ultimate realization of the deferred tax asset is dependent upon, among other factors, the Partnership’s corporate subsidiaries’ ability to generate sufficient taxable income within the carryforward periods and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used.

Components of the income tax provision (benefit) applicable to continuing operations for federal and state taxes are as follows:

	Year Ended December 31,
	2002	2003	2004
	(in thousands)
Taxes Currently Payable:
Federal	$(82)	$35	$98
State	789	1,662	1,039

Total	707	1,697	1,137
Taxes Deferred:
Federal	(1,371)	975	(1,239)
State	(243)	(207)	(176)

Total	(1,614)	768	(1,415)

Total tax provision (benefit)	$(907)	$2,465	$(278)

The difference between the statutory federal income tax and our effective income tax is summarized as follows:

	Year Ended December 31,
	2002	2003	2004
Computed tax provision at the applicable statutory income tax rate	$(1,773)	$(915)	$(1,441)
State and local taxes net of federal income tax benefit	355	1,415	863
Tax exempt losses	1,463	1,963	296
Acquisition Interest	(577)	(329)	(224)
Change in valuation allowance	—	368	14,599
Change in deferred taxes due to conversion to partnership			(13,747)
Partnership earnings not subject to tax	0	0	(624)
Other	(375)	(37)	—

Income taxes (benefit)	$(907)	$2,465	$(278)

Deferred tax assets and liabilities result from the following (in thousands):

	December 31,
	2003	2004
	(in thousands)
Deferred tax assets:
Property plant and equipment	$4,039	$—
Receivables	6,502	—
Deferred revenue	546	3,488
Prepaid expenses	12,304	1,680
State net operating loss	5,115	2,742
Federal net operating loss	7,064	13,042
Alternative minimum tax credit	35	111
Valuation allowance	(3,857)	(18,456)

Total deferred tax assets	31,748	2,607
Deferred tax liabilities:
Inventories and cemetery property	23,729	—
Property plant and equipment	—	22
Accrued expenses	6,244	—
FAS 115 Adjustment	—	792
Deferred cost adjustment	3,190	1,793

Total deferred tax liabilities	33,163	2,607

Net deferred tax liabilities	$1,415	$—

We had available, at December 31, 2004, approximately $ 111,000 of alternative minimum tax credit carryforwards, which are available indefinitely, and $ 37.3 million of Federal net operating loss carryforwards, which will begin to expire in 2019 and $ 54.8 in state net operating losses which will begin to expire in 2005.

9. DEFERRED CEMETERY REVENUES—NET

In accordance with SAB No. 104, the Company defers the revenues and all direct costs associated with the sale of pre-need cemetery merchandise and services until the merchandise is delivered or the services are performed. The Company also defers the costs to obtain new pre-need cemetery and new prearranged funeral business as well as the investment earnings on the prearranged services and merchandise trusts (see Note 1).

At December 31, 2003 and December 31, 2004, deferred cemetery revenues, net, consisted of the following:

	December 31,
	2003	2004
	(In Thousands)
Deferred cemetery revenue	$113,578	$127,296
Deferred merchandise trust revenue	16,972	23,519
Deferred pre-acquisition margin	29,023	25,515
Deferred cost of good sold	(18,795)	(20,279)
Deferred selling and obtaining costs	(25,545)	(28,625)

Total	$115,233	$127,426

10. STOCK PURCHASE PROGRAM

During 2003, certain directors, officers, and employees purchased an aggregate of 3.0% of the outstanding common stock of the Company (computed on a fully diluted basis) for an aggregate amount equal to the appraised fair market value of the purchased common stock as of January 1, 2003, and paid for such shares by executing promissory notes for $150,000. The promissory notes are secured by the common stock purchased, are full recourse to the purchasers and bear interest at 5.0% per annum. Due to the proximity of this stock sale to the prospective initial public offering of StoneMor Partners L.P. (see Note 1), the fair market value of the shares was determined to be approximately $1.35 million based on the Company’s current estimate of the value of the subordinated limited partner units into which its outstanding common shares will be converted. Accordingly, during the year ended December 31, 2003, the Company recorded compensation expense of approximately $1.2 million representing the fair value of these shares of approximately $1.35 million less the loans of $150,000. The promissory notes are reported in the consolidated financial statements as a reduction of shareholders’ equity.

During 2004, certain members of management acquired warrants to purchase shares of common stock of Cornerstone Family Services, Inc. which, in connection with the conversion of Cornerstone Family Services, Inc. into CFSI LLC, were converted into Class B units in CFSI LLC, which controls our general partner, StoneMor GP LLC, with an estimated value of $0.4 million. The estimated value of these Class B units was recorded as compensation expense in 2004.

11. RETIREMENT PLANS

The Company has a 401(k) retirement savings plan for employees who may defer up to 15% of their compensation. The Company does not currently match any of the employee contributions.

Our general partner has adopted the StoneMor Partners L.P. Long-Term Incentive Plan for its employees, consultants and directors, who perform services for us. The long-term incentive plan permits the grant of awards covering an aggregate of 424,000 common units. The plan is administered by the compensation committee of our general partner’s board of directors. The plan will continue in effect until the earliest of (i) the date determined by the board of directors of our general partner; (ii) the date that common units are no longer available for payment of awards under the plan; or (iii) the tenth anniversary of the plan.

12. COMMITMENTS AND CONTINGENCIES

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

Leases—At December 31, 2003 and 2004, the Company was committed to operating lease payments for premises (the corporate headquarters was leased from a related party during the year ended December 31, 2003), automobiles and office equipment under various operating leases with initial terms ranging from one to five years and options to renew at varying terms. Expenses under operating leases were $0.5 million for the year ended December 31, 2003 and 2004.

At December 31, 2004, operating leases will result in future payments in the following approximate amounts (in thousands):

(in thousands)
2005	$523
2006	535
2007	551
2008	531
2009	506
Thereafter	1,660

Total	$4,306

Tax Indemnification—CFSI LLC has agreed to indemnify the Company for all federal, state and local income tax liabilities attributable to the operation of the assets contributed by CFSI LLC to us prior to September 20, 2004. CFSI LLC has also agreed to indemnify us against additional income tax liabilities, if any, that arise from the consummation of the transactions related to our formation in excess of those believed to result at the time of the closing of our initial public offering. CFSI LLC has also agreed to indemnify us against the increase in income tax liabilities of our corporate subsidiaries resulting from any reduction or elimination of our net operating losses to the extent those net operating losses are used to offset any income tax gain or income resulting from the prior operation of the assets of CFSI LLC contributed to us, or from our formation transactions in excess of such gain or income believed to result at September 20, 2004.

13. RELATED PARTY TRANSACTIONS

Cornerstone Family Services was party to an agreement with its majority shareholder, whereby the majority shareholder provided various services to the Company. The agreement required minimum yearly payments of $0.5 million plus certain out of pocket expenses. The Company expensed $0.5 million for the year ended

December 31, 2002, $0.6 million for the year ended December 31, 2003 and $0.4 for the year ended December 31, 2004 as a result of this agreement. The agreement was terminated on September 20, 2004, the date of the Company’s initial public offering.

During February 2002, a partnership consisting of eleven executives of the Company purchased the Company’s corporate headquarters. The partnership entered into a lease with the Company for a ten-year period under the same lease terms as the previous lease. Expenses paid by the Company in connection with this lease amounted to approximately $0.3 million and $0.4 million during the years ended December 31, 2002 and 2003, respectively. During January 2004, the partnership sold the Company’s corporate headquarters to an independent third party. The lease was assigned to the third party at the time of sale with a reduction in yearly lease expense and a 10-year lease term.

14. SUBSEQUENT EVENTS

On February 14, 2005, the Company paid a distribution to the common and subordinated unitholders of record as of the close of business on February 7, 2005, in the amount of $0.5128 per unit. The distribution represents the Minimum Quarterly Distribution for the fourth quarter of 2004 ($0.4625) and the period from September 20, 2004 through September 30, 2004 ($0.0503) and is based on the current Available Cash as defined in our First Amended and Restated Agreement of Limited Partnership.

15. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The Following summarizes certain quarterly results of operations:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per unit amounts)
Fiscal 2004
Revenues	$18,468	$25,640	$21,089	$24,061
Gross Profit (1)	$3,108	$7,102	$4,947	$5,700
Net Earnings (Loss)	$(1,338)	$573	$(4,499)	$1,476
General partners’ interest in net income for the period (2)			$17	$30
Limited partners’ interest in net income for the period (2)
Common			$436	$723
Subordinated			$436	$723
Net Income per Common Unit (2)
Basic			$.10	$.17
Diluted			$.10	$.17

	Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands)
Fiscal 2003
Revenues	$18,154	$20,133	$18,736	$22,679
Gross Profit (1)	$3,399	$4,213	$4,272	$6,173
Net Earnings (Loss)	$(1,307)	$(604)	$(4,134)	$36

(1)	The Company defines Gross Profit as cemetery sales less cost of sales and selling expenses.
(2)	General and limited partners’ (common and subordinated) interest in net income and basic and diluted net income per common unit only relate to periods after September 20, 2004, the date of our initial public offering. For the third quarter of 2004, this data related to the 10-day period from September 20, 2004 through September 30, 2004.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

The Company periodically reviews the design and effectiveness of its disclosure controls and procedures (as defined in Rules 13a—15(e) and 15d—15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and internal control over financial reporting (as defined in Rules 13a—15(f) and 15(d)—15(f) under the Exchange Act). The Company makes modifications to improve the design and effectiveness of its disclosure controls and internal control structure, and may take other corrective action, if its reviews identify a need for such modifications or actions.

The Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), does not expect that its disclosure controls and procedures or its internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgements in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

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

In accordance with Rules 13a—15 and 15d—15 under the Exchange Act as amended, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of the end of the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in reports that are filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported on a timely basis as provided in the Securities and Exchange Commission rules and forms. There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Partnership Structure and Management

StoneMor GP LLC, as our general partner, manages our operations and activities. Unitholders are not entitled to participate, directly or indirectly in our management or operation.

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business. Unitholders do not have the right to elect StoneMor’s general partner or its directors on an annual or other continuing basis. StoneMor’s general partner may not be removed except by the vote of the holders of at least 66 2/3% of the outstanding common and subordinated units, including units owned by our general partner and its affiliates, voting together as a single class. Because of their controlling ownership interest in our general partner, the McCown De Leeuw funds are able to control the election of a majority of the directors of StoneMor’s general partner. And because these funds indirectly control greater than 33 1/3% of our units, they are able to prevent the removal of our general partner.

Directors and Executive Officers of StoneMor GP LLC

The following table shows information regarding the directors and executive officers of our general partner. Directors are elected for one-year terms.

Name	Age	Positions with Stonemor GP LLC
Lawrence Miller (1)	56	Chief Executive Officer, President and Chairman of the Board
William R. Shane (1)	58	Executive Vice President, Chief Financial Officer and Director
Michael L. Stache	53	Senior Vice President and Chief Operating Officer
Robert Stache	56	Senior Vice President—Sales
Gregg Strom	62	Vice President—Business Development
Paul Waimberg	47	Vice President—Finance
Allen R. Freedman	64	Director
Peter K. Grunebaum	71	Director
Robert B. Hellman, Jr.	45	Director
Martin R. Lautman, Ph.D.	58	Director
Fenton R. Talbott	63	Director
Jeffrey A. Zawadsky	33	Director

(1)	The Amended and Restated Limited Liability Company Agreement of our general partner, or the GP LLC Agreement, specifies that, so long as Mr. Miller serves as Chief Executive Officer of our general partner, he shall also serve as a director of our general partner and, so long as Mr. Shane serves as Chief Financial Officer of our general partner, he shall also serve as a director of our general partner.

Lawrence Miller has served as our Chief Executive Officer, President and Chairman of the Board since our formation in April 2004 and has served as the Chief Executive Officer and President of Cornerstone, since March 1999. Prior to joining Cornerstone, Mr. Miller was employed by The Loewen Group, Inc. (now known as the Alderwoods Group, Inc.), where he served in various management positions, including Executive Vice President of Operations from January 1997 until June 1998, and President of the Cemetery Division from March of 1995 until December 1996. Prior to joining The Loewen Group, Mr. Miller served as President and Chief Executive Officer of Osiris Holding Corporation, a private consolidator of cemeteries and funeral homes of which Mr. Miller was a one-third owner, from November 1987 until March 1995, when Osiris was sold to The Loewen Group. Mr. Miller served as President and Chief Operating Officer of Morlan International, Inc., one of the first publicly traded cemetery and funeral home consolidators from 1982 until 1987, when Morlan was sold to Service Corporation International.

William R. Shane has served as our Executive Vice President and Chief Financial Officer and on our board of directors since our formation in April 2004 and has served as Executive Vice President and Chief Financial Officer of Cornerstone since March 1999. Prior to joining Cornerstone, Mr. Shane was employed by The Loewen Group, Inc., where he served as Senior Vice President of Finance for the Cemetery Division from March 1995 until January 1998. Prior to joining The Loewen Group, Mr. Shane served as Senior Vice President of Finance and Chief Financial Officer of Osiris Holding Corporation, which he founded with Mr. Miller, and of which he was a one-third owner. Prior to founding Osiris, Mr. Shane served as the Chief Financial Officer of Morlan International, Inc.

Michael L. Stache has served as our Senior Vice President and Chief Operating Officer since our formation in April 2004 and has served as Senior Vice President and Chief Operating Officer of Cornerstone since March 1999. Prior to joining Cornerstone, Mr. Stache was with Loewen Group International, Inc., a wholly owned subsidiary of The Loewen Group, Inc., between March 1995 and March 1999. Mr. Stache also served as Vice President of Funeral Home Advanced Planning for the United States and Canada for The Loewen Group from January 1999 until he joined Cornerstone in March 1999. Mr. Stache previously served in several different capacities with The Loewen Group, including as Regional President of the North Central Region between 1996 and 1999 and Regional Vice President of Cemetery Operations in the Midwest between 1995 and 1996. Mr. Stache served as Vice President of Operations for Osiris Holding Corporation between 1994 and 1995 and as General Manager between 1988 and 1994.

Robert Stache has served as our Vice President of Sales since our formation in April 2004 and has served in the same capacity with Cornerstone since March 1999. Mr. Stache was in charge of the North Central Region for The Loewen Group, Inc. for both funeral home and cemetery sales from 1996 to 1999. Mr. Stache joined The Loewen Group in 1995, when it acquired Osiris Holding Corporation, where Mr. Stache had been Vice President of Sales for the Cemetery Division. Mr. Stache joined Osiris in 1988 as Vice President of Sales for Colorado.

Gregg Strom has been our Senior Vice President of Business Development since our formation in April 2004 and has acted as Senior Vice President of Business Development of Cornerstone since March 1999. Mr. Strom previously acted as the Vice President of Cemetery Operations for The Loewen Group, Inc.’s Cemetery and Combination Division, which he joined in 1995. From 1990 to 1995, Mr. Strom was National Director of Sales, Marketing and Corporate Development at Osiris Holding Corporation. Before 1990, Mr. Strom held various positions with Osiris, Service Corporation International and Morlan International, Inc.

Paul Waimberg has served as our Vice President of Finance since our formation in April 2004 and has served as Vice President of Finance of Cornerstone since March 1999. Mr. Waimberg was previously employed at The Loewen Group, Inc. from 1995 to 1999, where he was responsible for all accounting acquisition functions and internal and external financial reporting as Vice President of Cemetery Accounting. He had approximately 80 employees reporting to him who were responsible for all general ledger functions for 500 companies. Prior to joining The Loewen Group in 1995, he carried out all accounting responsibilities for Osiris Holding Corporation before it merged into The Loewen Group. Mr. Waimberg joined Osiris in July 1990 as its Controller.

Allen R. Freedman has served on our Board of Directors since our formation in April 2004, and has served as a director of Cornerstone since October 2000. He served as Non-Executive Chairman of Systems & Computer Technology, Inc., a company that provides software and services to educational institutions, from January 2002 to early 2004. Mr. Freedman retired in July 2000 from his position as Chairman and Chief Executive Officer of Fortis, Inc., a specialty insurance company that he started in 1979. He currently serves on the board of Assurant, Inc. (which was formerly known as Fortis, Inc.). He is also a founding director of the Association of Audit Committee Members, Inc.

Peter Grunebaum has served on our Board of Directors since December 13, 2004. Mr. Grunebaum, currently an independent investment banker and corporate consultant, was the Managing Director of Fortrend International, an investment firm headquartered in New York, New York, a position he held from 1989 until the end of 2003. Mr. Grunebaum currently serves as a director, member of the Executive Committee and Chairman of the Audit Committee of Pre Paid Legal Services, Inc., a NYSE listed company that provides legal service plans.

Robert B. Hellman, Jr. has served on our Board of Directors since our formation in April 2004 and has served as a director of Cornerstone since March 1999. Mr. Hellman is the Chief Executive Officer and a Managing Director of McCown De Leeuw & Co., LLC, which he joined in 1987. McCown De Leeuw & Co., LLC is the sponsor of numerous private equity investment funds. He was named Managing Director in 1991 and Chief Executive Officer in 2001.

Martin R. Lautman, Ph.D. has served on our Board of Directors since our formation in April 2004 and has served as a director of Cornerstone since its formation in March 1999. Dr. Lautman currently serves as the Managing Director of GfK ARBOR, LLC, a worldwide marketing consultancy and research agency, where he has served in different capacities since 1974. He also served with Numex Corporation, a machine-tool manufacturing company, as President from 1987 to 1990 and as a director from 1991 to 1997. From 1986 to 2000, Dr. Lautman served on the Board of Advisors of Bachow Inc., a venture-capital firm specializing in high-tech companies.

Fenton R. “Pete” Talbott has served on our Board of Directors since our formation in April 2004 and has served as Chairman of the Board of Cornerstone since April 2000. Mr. Talbott previously served as an operating affiliate of McCown De Leeuw & Co., LLC from November 1999 to December 2004, Additionally, he served as the Chairman of the Board of Telespectrum International, an international telemarketing and market-research company, from August 2000 to January 2001. Prior to 1999, Mr. Talbott held various executive positions with Comerica Bank, American Express Corporation, Bank of America and other entities. He currently serves as a director of TARP, Inc., a Trustee of the University of Kansas Endowment Association, a member of the University of Kansas’s Business School Advisory Committee and as a board member of the Preventative Medicine Research Institute.

Jeffrey A. Zawadsky has served on our Board of Directors since our formation in April 2004 and has served as a director of Cornerstone since February 2003. He has worked at McCown De Leeuw & Co., LLC as an investment professional since 2000. From 1998 to 1999, Mr. Zawadsky was Vice President and Junior Partner of Eagle International Management, a private equity firm sponsored by CIBC Oppenheimer investing in Russia and the former Soviet Union. From 1996 to 1998, Mr. Zawadsky served as Vice President of Troika Dialog Investment Banking. Prior to joining Troika, he was involved in the start-up, management and financing of two restaurants, a health club and a medical text publishing house.

The GP LLC Agreement specifies that the directors of our general partner shall be elected by a plurality vote of the Class A units of our general partner, subject to the requirements described in footnote (1) to the table above. CFSI LLC holds all of the outstanding Class A units. CFSI LLC is controlled by the McCown De Leeuw funds. See also “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Each of Messrs. Hellman, Talbott and Zawadsky holds positions or is affiliated with McCown De Leeuw & Co., LLC, whose sponsored investment funds together beneficially own 87.8% of CFSI LLC through the funds’ direct ownership of approximately 10.6% of the Class B units of CFSI LLC and indirectly through the funds’ ownership of approximately 90.8% of the membership interests in Cornerstone Family Services LLC, which owns 85% of the Class B units of CFSI LLC. CFSI LLC indirectly owns our 2% general partner interest and directly owns 564,782 of our outstanding common units and all of our outstanding subordinated units. See Item 12 “Security Ownership of Certain Beneficial Owners and Management” below.

Messers. M. Stache and R. Stache are brothers.

Independence of Directors

The board of directors has determined that Allen Freedman and Peter Grunebaum qualify as “independent” directors in accordance with the applicable listing requirements of Nasdaq and the Exchange Act. In making these determinations, the directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities as they may relate to us and our management. One additional independent director will be appointed to serve on the Board of Directors prior to the one-year anniversary of StoneMor’s registration statement on Form S-1 (File No. 333-114354) relating to our initial public offering.

Board Meetings and Committees

From September 15, 2004 to December 31, 2004, the Board of Directors of our general partner held one meeting. All directors then in office attended all of these meetings, either in person or by teleconference. We have standing Audit, Conflicts, Trust and Compliance, and Nominating, Compensation and Corporate Governance Committees of the Board of Directors of our general partner. The Board of Directors of our general partner appoints the members of such committees. The Audit Committee has a written charter approved by the board and which is posted on our website at www.stonemor.com under the “Investor Relations” section. The current members of the committees, the number of meetings held by each committee from September 20, 2004 to December 31, 2004, and a brief description of the functions performed by each committee are set forth below:

Audit Committee (2 meetings). The members of the Audit Committee are Messrs. Freedman (Chairman), Grunebaum and Talbott. All the members, attended all meetings of the Audit Committee for the period noted above. The primary responsibilities of the Audit Committee are to assist the Board of Directors in its general oversight of our financial reporting, internal controls and audit functions, and it is directly responsible for the appointment, retention, compensation and oversight of the work of our independent auditors. Messrs. Freedman and Grunebaum each qualify as “independent” under applicable standards established by the SEC and Nasdaq for members of audit committees. One additional independent director will be appointed to serve on the Audit Committee prior to the one-year anniversary of the effectiveness of StoneMor’s registration statement on Form S-1 (Title No. 333-114354) relating to our initial public offering. We are relying on the exemption from independence for Mr. Talbott as provided in Rule 10A-3(d) under the Exchange Act and applicable rules of Nasdaq. We believe that such reliance will not materially adversely affect the ability of the audit committee to act independently and otherwise comply with the rules of the SEC as Messrs. Freedman and Grunebaum are independent under the standards established by the SEC and Nasdaq and they constitute a majority of the members of the audit committee. In addition, Mr. Talbott is neither an employee or executive officer of ours and is not subject to the concerns and influences of an employee.

In addition, the Audit Committee includes at least one member who is determined by the Board of Directors to meet the qualifications of an “audit committee financial expert” in accordance with SEC rules, including that the person meets the relevant definition of an “independent” director. Mr. Freedman is the independent director who has been determined to be an audit committee financial expert. Unitholders should understand that this designation is a disclosure requirement of the SEC related to Mr. Freedman’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose on Mr. Freedman any duties, obligations or liability that are greater than are generally imposed on him as a member of the Audit Committee and board of directors, and his designation as an Audit Committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or board of directors.

Conflicts Committee (1 meetings). The members of the Conflicts Committee are Messrs. Freedman (Chairman) and Grunebaum. All the members of the Conflicts Committee attended all meetings of the committee for the period noted above. The primary responsibility of the Conflicts Committee is to review matters that the directors believe may involve conflicts of interest. The Conflicts Committee determines if the resolution of the conflict of interest is fair and reasonable to us. The members of the Conflicts Committee may not be officers or employees of our general partner or directors, officers, or employees of its affiliates and must meet the independence standards to serve on an audit committee of a board of directors established by Nasdaq and certain other requirements. Any matters approved by the Conflicts Committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners, and not a breach by our general partner of any duties it may owe us or our unitholders.

Conflicts of interest may arise between us and our unitholders, on the one hand, and our general partner and its affiliates, including the McCown De Leeuw funds, on the other hand. These conflicts include decisions made by our general partner (such as the amount and timing of borrowings or whether to acquire additional cemeteries)

that may result in our general partner receiving incentive distributions or the conversion of subordinated units (which are owned by affiliates of our general partner) into common units.

Nominating, Compensation and Corporate Governance Committee (1 meetings). The members of the Nominating, Compensation and Corporate Governance Committee are Messrs. Talbott (Chairman), Hellman, and Lautman. All the members attended all meetings of the Committee for the period noted above. The primary responsibility of the Nominating, Compensation and Corporate Governance Committee is to oversee compensation decisions for the outside directors of our general partner and executive officers of our general partner (in the event they are to be paid by our general partner) as well as our long-term incentive plan, and to select and recommend nominees for election to the Board of Directors of our general partner.

Trust and Compliance Committee (1 meetings). The members of the Trust and Compliance Committee are Messrs. Talbott (Chairman), Freedman, Grunebaum and Shane. Funds that are held in merchandise trusts and perpetual care trusts are managed by third-party investment managers within specified investment guidelines adopted by the Trust and Compliance Committee of our board of directors and standards imposed by state law. These investment managers are monitored by third-party investment advisors selected by our Trust and Compliance Committee who advise the Trust and Compliance Committee on the determination of asset allocations, evaluate the investment managers and provide detailed monthly reports on the performance of each merchandise and perpetual care trust. All the members attended all meetings of the Committee for the period noted above.

Code of Ethical Conduct for Financial Managers

We have adopted a Code of Ethical Conduct applicable to all of our financial managers. The Code of Ethical Conduct for Financial Managers incorporates guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. The Code of Ethical Conduct for Financial Managers is publicly available on our website under the “Investor Relations” section (at www.stonemor.com). If any amendments are made to the Code of Ethical Conduct for Financial Managers or if StoneMor or its general partner grants any waiver, including any implicit waiver, from a provision of the code to any of its financial managers, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Our general partner’s directors, officers and beneficial owners of more than 10 percent of a registered class of our equity securities are required to file reports of ownership and reports of changes in ownership with the SEC. Directors, officers and beneficial owners of more than 10% of our equity securities are also required to furnish us with copies of all such reports that are filed. Based on our review of copies of such forms and amendments, we believe that all of our directors, executive officers and greater than 10% beneficial owners complied with all filing requirements under Section 16(a) of the Exchange Act during the year ended December 31, 2004, except that Mr. Freedman failed to file a Form 3 timely.

Item 11. Executive Compensation

StoneMor Partners L.P. has no employees.

Reimbursement of Expenses of our General Partner

Our general partner will not receive any management fee or other compensation for its management of the Partnership. Our general partner and its affiliates will be reimbursed for all expenses incurred on our behalf. These expenses include all expenses necessary or appropriate to the conduct of our business and allocable to us. The partnership agreement provides that our general partner will determine in good faith the expenses that are allocable to us.

We and our general partner were formed in April 2004, but neither paid any compensation to its directors and officers prior to September 20, 2004, the date of our initial public offering. Officers and employees of our general partner may participate in employee benefit plans and arrangements sponsored by our general partner or its affiliates, including plans and arrangements that may be established in the future.

The following table summarizes all compensation awarded or paid to, or earned by, our Chief Executive Officer and our four other most highly compensated executive officers during fiscal 2004 for services rendered to us or our predecessor Cornerstone, in all capacities during fiscal 2004, 2003 and 2002:

	Annual Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation
Lawrence Miller Chief Executive Officer, President and Chairman of the Board	2004 2003 2002	$353,115 38,452 29,846	$220,094 228,383 —	$173,000 205,280 13,200	(1) (2)

William R. Shane Executive Vice President, Chief Financial Officer and Director	2004 2003 2002	353,115 38,452 29,846	220,094 228,383 —	173,000 205,280 13,200	(1) (2)

Michael L. Stache Senior Vice President and Chief Operating Officer	2004 2003 2002	257,221 225,500 225,500	134,098 136,133 —	— 204,080 12,000	(2)

Robert Stache Senior Vice President—Sales	2004 2003 2002	257,221 225,500 225,500	134,098 136,133 —	— 204,080 12,000	(2)

Gregg Strom Vice President—Business Development	2004 2003 2002	225,313 218,750 218,750	20,000 — —	— 46,113 12,000	(2)

(1)	Includes the value of warrants to purchase shares of common stock in Cornerstone transferred from McCown De Leeuw, which were converted into 5,000 Class B units of CFSI LLC at the time of our initial public offering. Based on the fair market value of CFSI LLC Class B units, which was determined to be $34.60 per share, the value transferred to Messrs. Miller and Shane was $173,000. See Note 10 to our consolidated financial statements. As a result of the conversion of Cornerstone into CFSI LLC, each share of Cornerstone common stock converted into one Class B unit of CFSI LLC. Please see “Certain Relationships and Related Transactions—Ownership Interests in our General Partner” for disclosure relating to the indirect membership interest in our general partner held by our directors and executive officers by virtue of their ownership interests in CFSI LLC and Cornerstone Family Services LLC.
(2)	Includes a grant of Cornerstone common stock. In 2003, the board of directors of Cornerstone recapitalized Cornerstone’s capital structure, resulting in 880,000 outstanding shares of common stock. In connection with the recapitalization, the board granted 5,000 shares of Cornerstone common stock to each of Lawrence Miller, Michael L. Stache, Robert Stache and William R. Shane and granted 888 shares to Gregg Strom in exchange for certain of their membership interests in Cornerstone Family Services LLC, the majority owner of Cornerstone, and promissory notes in favor of Cornerstone. The amounts shown in the table for each named executive officer include the fair market value of the common stock granted to the executive officer less the face value of such officer’s promissory note. The membership interests in Cornerstone Family Services LLC exchanged by the named executive officers were deemed to have no value. Based on the fair market value of Cornerstone common stock, which was determined to be $43.42 per share, the value of 5,000 shares granted to each of Messrs. Miller, M. Stache, R. Stache and Shane was $217,100, less the $25,000 promissory note executed by each, for a net value of $192,100 each; the value of the 888 shares granted to Mr. Strom was $38,557, less the $4,440 promissory note executed by him, for a net value of $34,117. See Note 10 to our historical financial statements.

Employment Agreements

The executive officers of our general partner, including Messrs. Miller, Shane, M. Stache and R. Stache, have entered into employment agreements with our general partner. The following is a summary of the material provisions of the forms of those employment agreements.

The employment agreements contemplate that each employee will serve as an officer of our general partner and other affiliates. Each of the employment agreements have an initial term that expires one year from the effective date, but are automatically extended for successive one-year terms unless either party gives written notice within 90 days prior to the end of the term to the other party that such party desires not to renew the employment agreement.

The employment agreements provide for a base annual salary of $350,000 for each of Messrs. Miller and Shane and $250,000 for each of Messrs. M. Stache and R. Stache. In addition, each employee is eligible to receive an annual bonus award based upon satisfaction of mutually agreed upon targets established by our general partner and approved by the board of directors of our general partner or the compensation committee of our general partner on or around January 31 of each year. If no targets are established, the employee may, at the discretion of our general partner, receive a bonus of up to 50% of base salary. The employee is also entitled to participate in other discretionary bonus or performance-based bonus programs for senior executives, as determined by the compensation committee of our general partner, and in unit incentive plans adopted by our general partner.

If the employee’s employment is terminated without cause or if the employee resigns for good reason, the employee will be entitled to severance in an amount equal to the product of employee’s base salary at the time of termination or resignation and 2.5. The employment agreements define cause as (a) fraud, willful misconduct or gross negligence by the employee that materially damages our reputation or the reputation of our general partner or the operating company and continues after notice and, if requested by the employee, an opportunity to be heard, or (b) any chemical dependence that materially adversely affects the employee’s performance of his duties and responsibilities and for which the employee fails to seek treatment. An employee will be deemed to have terminated his employment for good reason if, among other things, such employee resigns after the location of the principal office of our general partner is moved outside a 75-mile radius of its current location in Bristol, Pennsylvania; the employee is removed from his position; the employee has a material change in duties or compensation, or our general partner willfully breaches the employment agreement.

The employment agreements also provide for a non-competition period that will continue for one year after the termination of the employee’s employment, except that the non-competition period may terminate earlier as determined by the board of directors of our general partner if (a) the employee is terminated other than for cause and (b) such termination does not occur within 30 days after a change in control. The employment agreements define a “change in control” as including (i) a bona fide sale of all or substantially all of the assets of our general partner to any person or entity other than an affiliate, (ii) a merger, reorganization, consolidation or other transaction where more than 50% of the combined voting power of the equity interests in our general partner ceases to be owned by certain persons who own such interests at the effective date of the employment agreement or (iii) the acquisition of 40% or more of the equity interests in our general partner by any person not currently part of the ownership of our general partner, except where the person is an employee benefit fund or one who effects the purchase at the request or with the approval of the board of directors of our general partner.

During the employee’s employment period and for one year thereafter, the employee is generally prohibited from engaging in any business that competes with us or our affiliates in areas in which we conduct business as of the date of termination. During the employee’s employment period and for two years thereafter, the employee is generally prohibited from soliciting or inducing any of our employees to terminate their employment with us or accept employment with anyone else or interfere in a similar manner with our business.

Compensation of Directors

The compensation committee of the board of directors of our general partner entered into agreements with three non-employee directors, namely Messers. Freedman Grunebaum and Lautman, regarding the compensation to such directors for their service as directors.

The compensation payable to Messers. Freedman and Grunebaum is as follows:

•	Annual retainer in cash of $12,500;

•	Annual retainer in deferred restricted units of $12,500;

•	A meeting fee of $1,000 for each meeting of the board of directors attended and $750 for each committee meeting attended; and

•	A fee of $500 for participation in each telephone board call that is greater than one hour, but less than two hours, and $1,000 for participation in each telephone board call that is two or more hours.

Mr. Freedman will also receive an annual retainer of $10,000 as Chairman of the Audit Committee.

Martin Lautman will receive an annual retainer payable in deferred restricted units of $12,500 as compensation for his services as a director.

Messrs. Freedman, Gruenbaum and Lautman received total cash compensation in 2004 for annual retainers and board and committee meetings of $8,000, $5,625 and $3,500, respectively.

No other directors receive additional compensation from us for their services as directors.

Long-Term Incentive Plan

Our general partner has adopted the StoneMor Partners L.P. Long-Term Incentive Plan for its employees, consultants and directors, who perform services for us. The long-term incentive plan permits the grant of awards covering an aggregate of 424,000 common units in the form of unit options, unit appreciation rights, restricted units and phantom units. The plan is administered by the compensation committee of our general partner’s board of directors. The plan will continue in effect until the earliest of (i) the date determined by the board of directors of our general partner; (ii) the date that common units are no longer available for payment of awards under the plan; or (iii) the tenth anniversary of the plan.

Our general partner’s board of directors or compensation committee may, in their discretion, terminate, suspend or discontinue the long-term incentive plan at any time with respect to any units for which a grant has not yet been made. Our general partner’s board of directors also has the right to alter or amend the long-term incentive plan or any part of the plan from time to time, including increasing the number of units that may be delivered in accordance with awards under the plan, subject to any approvals if required by the exchange upon which the common units are listed at that time. No change in any outstanding grant may be made, however, that would materially impair the rights of the participant without the consent of the participant.

Restricted Units and Phantom Units. A restricted unit is a common unit that is subject to forfeiture. Upon vesting, the grantee receives a common unit that is not subject to forfeiture. A phantom unit is a notional unit that entitles the grantee to receive a common unit upon the vesting of the phantom unit or, in the discretion of the compensation committee, cash equivalent to the fair market value of a common unit. The compensation committee may make grants of restricted units and phantom units under the plan to employees, consultants and directors containing such terms as the compensation committee shall determine under the plan, including the period over which restricted units and phantom units granted will vest. The committee may, in its discretion, base its determination on the grantee’s period of service or upon the achievement of specified financial objectives. In addition, the restricted and phantom units will vest upon a change of control of us or our general partner, subject to additional or contrary provisions in the award agreement.

If a grantee’s employment, consulting arrangement or membership on the board of directors terminates for any reason, the grantee’s restricted units and phantom units will be automatically forfeited unless, and to the extent, the compensation committee provides otherwise or unless otherwise provided in an award agreement. Common units to be delivered with respect to these awards may be common units acquired by our general partner in the open market, common units already owned by our general partner, common units acquired by our general partner directly from us or any other person or any combination of the foregoing. Our general partner will be entitled to reimbursement by us for the cost incurred in acquiring common units. If we issue new common units with respect to these awards, the total number of common units outstanding will increase.

Distributions on restricted units may be subject to the same vesting requirements as the restricted units, in the compensation committee’s discretion. The compensation committee, in its discretion, may also grant tandem distribution-equivalent rights with respect to phantom units. These are rights that entitle the grantee to receive cash equal to the cash distributions made on the common units. We are considering amending the plan to permit grantees to receive units rather than cash.

We intend for the issuance of the common units upon vesting of the restricted units and phantom units under the plan to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation of the common units. Therefore, plan participants will not pay any consideration for the common units they receive, and we will receive no remuneration for the units.

Unit Options and Unit Appreciation Rights. The long-term incentive plan permits the grant of options and unit appreciation rights (“UARs”) covering common units. A UAR entitles the grantee to a payment in cash or units, in the discretion of the compensation committee, equal to the appreciation of the unit price between the grant date and the exercise date. The compensation committee may make grants under the plan to employees, consultants and directors containing such terms as the committee shall determine, including the grant of tandem distribution-equivalent rights. It is our intention not to issue Unit Options and UARs with an exercise price less than the fair market value of the units on the date of the grant. In general, unit options and UARs granted will become exercisable over a period determined by the compensation committee and, in the compensation committee’s discretion, may provide for accelerated vesting upon the achievement of specified performance objectives. In addition, unless otherwise provided in an award agreement, the unit options and UARs will become exercisable upon a change in control of us or our general partner. Unless otherwise provided in an award agreement, unit options and UARs may be exercised only by the participant during his lifetime or by the person to whom the participant’s right will pass by will or the laws of descent and distribution.

If a grantee’s employment, consulting arrangement or membership on the board of directors terminates for any reason, the grantee’s unvested options and UARs will be automatically forfeited unless, and to the extent, the compensation committee provides otherwise or unless otherwise provided in an award agreement. Upon exercise of a unit option or UAR, the general partner will acquire common units in the open market or directly from us or any other person or use common units already owned by our general partner or any combination of the foregoing. The general partner will be entitled to reimbursement by us for the difference between the cost incurred by it in acquiring these common units and the proceeds it receives from a grantee at the time of exercise. Thus, the cost of the unit options and UARs above the proceeds from grantees will be borne by us. If we issue new common units upon exercise of the unit options, the total number of common units outstanding will increase, and our general partner will pay us the proceeds it received from the grantee upon exercise of the unit option.

The plan has been designed to furnish additional compensation to our employees, consultants and directors and to align their economic interests with those of common unitholders. Awards may be granted under the plan in substitution of similar awards held by individuals who become our employees, consultants or directors as a result of an acquisition. These substitute awards may have exercise prices less than the fair market value of a common unit on the date of substitution.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 17, 2005, the beneficial ownership of the common and subordinated units of StoneMor as of March 17, 2005 held by beneficial owners of 5% or more of the units, by directors and named executive officers of our general partner and by all directors and executive officers of our general partner as a group. Unless otherwise indicated, the address for each unitholder is c/o StoneMor Partners L.P., 155 Rittenhouse Circle, Bristol, Pennsylvania 19007. Unless otherwise indicated, the beneficial owner named in the table is deemed to have sole voting and sole dispositive power of the units set forth opposite such beneficial owner’s name.

	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Total Units Beneficially Owned
Name of Beneficial Owner
CFSI LLC (1)(2) 155 Rittenhouse Circle Bristol, PA 19007	13,532	*	4,239,782	100.0%	50.2%
MDC Management Company IV, LLC (1)(2)(3) 525 Middlefield Road, Suite 210 Menlo Park, CA 94025	13,532	*	4,239,782	100.0%	50.2%
George McCown (2)(4) 525 Middlefield Road, Suite 210 Menlo Park, CA 94025	18,532	*	4,239,782	100.0%	50.2%
David De Leeuw (2)(4) 525 Middlefield Road, Suite 210 Menlo Park, CA 94025	13,532	*	4,239,782	100.0%	50.2%
McCown De Leeuw & Co. IV, L.P. and affiliated funds (1)(2)(5) 525 Middlefield Road, Suite 210 Menlo Park, CA 94025	13,532	*	4,239,782	100.0%	50.2%
Lawrence Miller	—	*	—	*	*
William R. Shane	—	*	—	*	*
Michael Stache	—	*	—	*	*
Gregg Strom	—	*	—	*	*
Robert Stache	—	*	—	*	*
Allen R. Freedman	—	*	—	*	*
Robert B. Hellman, Jr. (4)	18,532	*	4,239,782	100.0%	50.2%
Martin R. Lautman	50,000	1.2%	—	*	*
Fenton R. Talbot	1,500	*	—	*	*
Jeffrey A. Zawadsky	1,000	*	—	*	*
Peter Grunebaum	2,500	*	—	*	*
All directors and executive officers as a group (11 persons)	78,532	1.9%	4,239,782	100.0%	50.9%

*	Less than one percent
(1)	The GP LLC Agreement provides that the directors of our general partner will be elected by a plurality vote of Class A units in our general partner; provided however, that so long as Mr. Miller serves as the Chief Executive officer of our general partner, he will also serve as a director of our general partner, so long as Mr. Shane serves as Chief Financial Officer of our general partner, he will also serve as a director of our general partner. CFSI LLC holds all of the outstanding class A units in our general partner. CFSI LLC is controlled by the McCown De Leeuw funds. See note (5).
(2)	CFSI, LLC, McCown De Leeuw & Co. IV, L.P., McCown De Leeuw & Co. IV Associates, L.P., Delta Fund LLC, MDC Management Company IV, LLC, Robert Hellman, Jr., George McCown and David De Leeuw filed a Schedule 13D with the SEC on September 30, 2004. The information included in this table for such persons is based on the information disclosed in this Schedule 13D.
(3)	MDC Management Company IV, LLC is the general partner of McCown De Leeuw & Co. IV, L.P. and McCown De Leeuw & Co. IV Associates, L.P. and therefore may be deemed to beneficially own all units beneficially owned by these entities See note (5). Certain key investment decisions are made by the unanimous consent of the managing members of MDC Management Company IV, LLC, who are George McCown, David De Leeuw and Robert B. Hellman, Jr.

(4)	Includes 13,532 common units and 4,239,782 subordinated units beneficially owned by McCown De Leeuw & Co. IV, L.P. and its affiliated funds, of which Messrs. Hellman, McCown and De Leeuw may be deemed to be the beneficial owners as managing members of MDC Management Company IV, LLC, which controls McCown De Leeuw & Co. IV, L.P. and McCown De Leeuw & Co. IV Associates, L.P. Therefore, Messrs. Hellman, McCown and De Leeuw may be deemed to have shared voting power and shared dispositive power with respect to such units. See note (5). Pursuant to Rule 13d-4 under the Exchange Act, Messrs. Hellman, McCown and De Leeuw each disclaim beneficial ownership of the 13,532 common units and 4,239,782 subordinated units beneficially owned by McCown De Leeuw & Co. IV, L.P. and MDC Management Company IV, LLC.
(5)	Includes 13,532 common units and 4,239,782 subordinated units held by CFSI LLC, which is controlled by the McCown De Leeuw funds. McCown De Leeuw & Co. IV, L.P., together with its affiliate funds (McCown De Leeuw & Co. IV Associates, L.P. and Delta Fund, LLC), has the right to designate for election a majority of the managers of the board of managers of CFSI LLC pursuant to the limited liability company agreement of CFSI LLC.

Equity Compensation Plan Information

The following table details information regarding our existing equity compensation plans as of December 31, 2004:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	N/A	N/A	424,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	N/A	N/A	424,000

(1)	The Long-Term Incentive Plan was adopted by the Board of Directors of our general partner in 2004. Under this plan, the Board of Directors of our general partner may award to our employees, consultants and directors up to 424,000 common units in the form of unit options, unit appreciation rights, restricted units and phantom units. See Item 11, “Executive Compensation—Long-term Incentive Plan.”

Item 13. Certain Relationships and Related Transactions

Distributions and Payments to our General Partner and its Affiliates

We were formed as a Delaware limited partnership to own and operate cemetery and funeral home properties previously owned and operated by Cornerstone. The following table summarizes the distributions and payments to be made by us to our general partner and its affiliates in connection with the formation, ongoing operation and any liquidation of StoneMor. These distributions and payments were determined by and among affiliated entities and, consequently, are not the result of arm’s-length negotiations.

The consideration received by our general partner and its affiliates for the contribution of the assets and liabilities to us	• 2% general partner interest; • the incentive distribution rights; • 564,782 common units; and • 4,239,782 subordinated units

Distributions of available to our general partner and its affiliates	We will generally make cash distributions 98% to the unitholders, including our general partner, in respect of the common and subordinated units that it owns, and 2% to our general partner.

If distributions exceed the target distribution levels, our general partner will be entitled to increasing percentages of the distributions, up to 50% of the distributions above the highest target level.

Payments to our general partner and its affiliates	Our general partner and its affiliates do not receive any management fee or other compensation for the management of our business and affairs, but they are reimbursed for all expenses that they incur on our behalf, including general and administrative expenses and corporate overhead. As the sole purpose of the general partner is to act as our general partner, substantially all of the expenses of our general partner are incurred on our behalf and reimbursed by us or our subsidiaries. Our general partner determines the expenses that are allocable to us in good faith. All expenses of the nature historically incurred by Cornerstone, other than fees paid to MDC Management Company IV, LLC, will be incurred and paid by us or, if incurred and paid by our general partner, reimbursed by us or our subsidiaries. In 2004, Cornerstone incurred general and administrative expenses of $9.8 million and corporate overhead of $12.5 million, which included a payment of $434,000 to MDC Management Company IV, LLC under an advisory services agreement. We expect to incur approximately $1.7 million of additional costs as a result of operating as a public company. We do not expect to incur additional fees payable to MDC Management Company IV, LLC because our advisory services agreement with them have been terminated.

Withdrawal or removal of our general Partner	If our general partner withdraws or is removed, its general partner interest and its incentive distribution rights will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.

Liquidation	Upon our liquidation, the unitholders and our general partner will be entitled to receive liquidating distributions according to their respective capital account balances.

Ownership Interests in our General Partner

Our general partner owns our 2% general partner interest and our incentive distribution rights. The following table shows the owners of our general partner:

Name	Ownership of Outstanding Class A Units of StoneMor GP LLC		Ownership of Outstanding Class B Units of StoneMor GP LLC
CFSI LLC	100	%(1)	—
Lawrence Miller	—		50%
William R. Shane	—		50%

(1)	In connection with the conversion of Cornerstone into CFSI LLC, all of the outstanding shares of Cornerstone common stock were converted into Class B units of CFSI LLC, and all of the outstanding shares of Cornerstone preferred stock were converted into Class A units of CFSI LLC. CFSI LLC is owned directly by Cornerstone Family Services LLC (85% of the Class B units), the McCown De Leeuw funds (10.1% of the Class B units and 96.3% of the Class A units), Messrs. Miller and Shane (each of whom owns 1.2% of the Class B units), and other individuals, including the following directors and executive officers of our general partner, each of whom owns less than 1% of the Class B units: M. Stache, R. Stache, Strom, Waimberg, Talbott, Lautman and Freedman. Each of Messrs. Shane and Miller owns 1.5% of the Class A units of CFSI LLC through entities that they own, and Mr. Lautman owns less than 1% of the Class A units of CFSI LLC. Cornerstone Family Services LLC is, in turn, owned directly by the McCown De Leeuw funds (90.8% membership interest), institutional investors (5.3% aggregate membership interest) and other individuals, including the following directors and executive officers of our general partner: Messrs. Miller, Shane and Lautman. Each of Messrs. Shane and Miller owns a 1.6% membership interest in Cornerstone Family Services LLC through entities that they own, and Mr. Lautman owns less than a 1% membership interest in Cornerstone Family Services LLC. As a result of their ownership interests in CFSI LLC and Cornerstone Family Services LLC, each of these executive officers and directors of our general partner holds an indirect interest in the Class A units of our general partner, which are described below.

The membership interests in our general partner are represented by two classes of units, the Class A units and the Class B units. Each of Messrs. Miller and Shane owns 24 Class B units, or 50% of the 48 outstanding Class B units. The compensation committee of our general partner may issue up to 52 additional Class B units to other executive officers of our general partner without the consent of Mr. Miller or Mr. Shane. At such time that 100 or more Class B units are issued and outstanding, Messrs. Miller and Shane must consent to any additional issuances of Class B units for so long as both of them are executive officers of our general partner and holders of Class B units. If at that time only one of Messrs. Miller and Shane is both an executive officer of our general partner and a holder of Class B units, then only that one must consent to such additional issuances. If at that time neither of Messrs. Miller and Shane is both an executive officer of our general partner and a holder of Class B units, then holders of a majority of outstanding Class B units must consent to such additional issuances. Additional issuances of Class B units will dilute all outstanding Class B units on a pro rata basis.

The Class B units in the aggregate are entitled to 50% of all quarterly cash distributions that we pay to our general partner with respect to its general partner interest and 25% of all quarterly cash distributions that we pay to our general partner with respect to its incentive distribution rights.

Messrs. Miller, Shane, M. Stache, R. Stache, Strom, Waimberg, Talbott, Lautman and Freedman also indirectly own Class A units of our general partner as a result of their direct and indirect ownership of membership interests in Cornerstone Family Services LLC and CFSI LLC discussed in footnote (1) to the table above. These persons directly hold an aggregate of 4.6% of the Class B units in CFSI LLC. In addition, Messrs. Miller, Shane and Lautman own an aggregate 3.9% membership interest in Cornerstone Family Services LLC, which in turn owns 85% of the Class B units in CFSI LLC, which will initially own all of the Class A units of our general partner. As a result, these persons collectively own, indirectly, an aggregate of 7.9% of the Class A units of our general partner. The Class A units of our general partner are entitled to the remaining 50% interest on distributions that we pay to our general partner with respect to its general partner interest and the remaining 75% of all distributions that we pay to our general partner with respect to its incentive distribution rights.

The Class A and Class B units of our general partner are subject to certain transfer and purchase rights and obligations upon the occurrence of certain events, such as:

•	a change of control of CFSI LLC or our general partner;

•	transfers by certain holders of Class A units of our general partner; or

•	the death or disability of a holder of Class B units of our general partner.

Relationships and Related Transactions with CFSI LLC and Cornerstone Family Services LLC

Agreements Governing the Partnership

We, our general partner, our operating company and other parties have entered into various documents and agreements that effected the initial public offering transactions, including the vesting of assets in, and the assumption of liabilities by, us and our subsidiaries, and the application of the proceeds of the initial public offering. These agreements are not the result of arm’s-length negotiations, and we cannot assure you that they, or any of the transactions that they provide for, have been effected on terms at least as favorable to the parties to these agreements as could have been obtained from unaffiliated third parties. All of the transaction expenses incurred in connection with these transactions, including the expenses associated with transferring assets into our subsidiaries, have been paid from the proceeds of the initial public offering.

Omnibus Agreement

On September 20, 2004 we entered into an omnibus agreement with McCown De Leeuw, Cornerstone Family Services LLC, CFSI LLC, our general partner and StoneMor Operating LLC.

Noncompetition

Under the omnibus agreement, as long as our general partner is an affiliate of McCown De Leeuw, McCown De Leeuw will agree, and will cause its controlled affiliates to agree, not to engage, either directly or indirectly, in the business of owning and operating cemeteries and funeral homes (including the sales of cemetery and funeral home products and services) in the United States.

Tax Indemnification

CFSI LLC has agreed to indemnify us for all federal, state and local income tax liabilities attributable to the operation of the assets contributed by CFSI LLC to us prior to the closing of the public offering. CFSI LLC has also agreed to indemnify us against additional income tax liabilities, if any, that arise from the consummation of the transactions related to our formation in excess of those believed to result at the time of the closing of our initial public offering. We estimate that $600,000 of state income taxes and no federal income taxes will be due as a result of these formation transactions. CFSI LLC has also agreed to indemnify us against the increase in income tax liabilities of our corporate subsidiaries resulting from any reduction or elimination of our net operating losses to the extent those net operating losses are used to offset any income tax gain or income resulting from the prior operation of the assets of CFSI LLC contributed to us, or from our formation transactions in excess of such gain or income believed to result at the time of the closing of the initial public offering. Until all of its indemnification obligations under the omnibus agreement have been satisfied in full, CFSI LLC is subject to limitations on its ability to dispose of or encumber its interest in our general partner or the common units or subordinated units held by it (except upon a redemption of common units by the partnership upon any exercise of the underwriters’ over-allotment option) and will also be prohibited from incurring any indebtedness or other liability. CFSI LLC is also subject to certain limitations on its ability to transfer its interest in our general partner or the common units or subordinated units held by it if the effect of the proposed transfer would trigger an “ownership change” under the Internal Revenue Code that would limit our ability to use our federal net operating loss carryovers. Please read Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations Critical Accounting Policies and Estimates—Income Taxes.”

Amendments

The omnibus agreement may not be amended without the prior approval of the conflicts committee if our general partner determines that the proposed amendment will adversely affect holders of our common units. Any action, notice, consent, approval or waiver permitted or required to be taken or given by us under the indemnification provisions of the omnibus agreement must be taken or given by the conflicts committee of our general partner.

Relationship with McCown De Leeuw. McCown De Leeuw is the beneficial owner of approximately 87.8% of the Class B units of CFSI LLC through its direct ownership of approximately 10.6% of the Class B units of CFSI LLC and indirectly through its ownership of approximately 90.8% of the membership interests in Cornerstone Family Services LLC, which owns approximately 85% of the Class B units of CFSI LLC. McCown De Leeuw also owns approximately 96.3% of the Class A units of CFSI LLC.

Under the Limited Liability Company Agreement of CFSI LLC, McCown De Leeuw has the right to designate at least three individuals, and such other greater number of individuals, to serve on the board of managers of CFSI LLC. In addition, for so long as Mr. Miller serves as an officer of CFSI LLC, he will also serve as a manager of CFSI LLC, and for so long as Mr. Shane serves as an officer of CFSI LLC, he will also serve as a manager of CFSI LLC. Prior to the conversion of Cornerstone into CFSI LLC, a stockholders agreement among Cornerstone and its stockholders required each stockholder to vote all of its shares of Cornerstone to elect and maintain a board of directors of Cornerstone comprised of at least three, and such other greater number, of individuals designated by the McCown De Leeuw funds.

The Amended and Restated Limited Liability Company Agreement of CFSI LLC contains provisions that require CFSI LLC, through its direct control of our general partner and its indirect control of us and our subsidiaries, to prevent us, our subsidiaries and our general partner from taking certain significant actions without the approval of CFSI LLC. These actions include:

•	certain acquisitions, borrowings and capital expenditures by us, our subsidiaries or our general partner;

•	issuances of equity interests in us or our subsidiaries; and

•	certain dispositions of equity interests in, or assets of, us, our general partner or our subsidiaries.

Under the Amended and Restated Limited Liability Company Agreement of Cornerstone Family Services LLC, McCown De Leeuw has the right to designate at least three individuals, and such other greater number of individuals, to serve on the board of managers of Cornerstone Family Services LLC. In addition, for so long as Mr. Miller serves as an officer of Cornerstone Family Services, LLC, he will also serve as a manager of Cornerstone Family Services LLC, and for so long as Mr. Shane serves as an officer of Cornerstone Family Services LLC, he will also serve as a manager of Cornerstone Family Services, LLC.

Under the Amended and Restated Limited Liability Company Agreement of Cornerstone Family Services LLC and the Limited Liability Company Agreement of CFSI LLC, each manager of Cornerstone Family Services LLC and each manager of CFSI LLC have agreed to cause Cornerstone Family Services LLC, CFSI LLC and any of their respective subsidiaries, as the case may be, to designate at least three individuals, and such other greater of individuals designated by McCown De Leeuw to serve as members of the board of managers of StoneMor Operating LLC; and to take such actions as may be necessary to cause the election of additional persons designated by McCown De Leeuw as managers of StoneMor Operating LLC and to amend the limited liability company agreement of StoneMor Operating LLC as necessary.

In 1999, Cornerstone entered into an advisory services agreement with MDC Management Company IV, LLC pursuant to which MDC Management Company IV, LLC provides various services to CFSI LLC. The agreement requires Cornerstone to pay MDC Management Company IV, LLC annually an amount equal to the greater of 0.5% of Cornerstone’s defined annual revenues or $500,000, but in no event more than $750,000, plus specified out-of-pocket expenses. Cornerstone paid MDC Management Company IV, LLC approximately $400,000, $800,000 and $600,000 in 2004, 2003 and 2002, respectively, as a result of this agreement. This agreement has been terminated.

Robert B. Hellman Jr., who serves as one of our directors, as the Chief Executive Officer and Managing Director of McCown De Leeuw & Co., LLC and in various other positions with McCown De Leeuw, has applied for a U.S. patent on a technology entitled, “Apparatus and Method for Operating a Death Care Business as a Master Limited Partnership.” The computer-implemented method defines death care master limited partnership assets based upon qualifying death care business income sources and non-qualifying death care business income sources. The pending patent application was filed on November 27, 2002, and claims priority to an earlier patent application filed November 30, 2001. The United States Patent and Trademark Office has not issued a communication regarding the substantive merits of the application. In February 2003, Mr. Hellman assigned the patent application to McCown De Leeuw & Co. IV, L.P. and recorded the assignment in the United States Patent and Trademark Office in March 2003. McCown De Leeuw & Co. IV, L.P. assigned a 50% ownership interest in the patent application and, if issued, the patent to the partnership. If a patent is issued relating to this patent application, no other entity will be able to practice the claimed invention without the consent of McCown De Leeuw & Co. IV, L.P. and us. We cannot assure you that the patent will be issued or, if it is issued and subsequently challenged, that it will be determined to be valid.

Other Relationships. During February 2002, a partnership of 11 executives of Cornerstone purchased Cornerstone’s corporate headquarters building. The partnership entered into a lease with Cornerstone for a ten-year term. Cornerstone paid the partnership approximately $0.4 million in 2002 and $0.3 million in 2003 under the lease. In January 2004, the partnership sold the building to an independent third party. At the time of the sale, the lease was assigned to the purchaser with a reduction in the annual lease expense.

In 2002, we paid Martin Lautman, who serves as one of our directors, marketing consulting fees of approximately $75,000.

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees paid or accrued for professional services rendered by Deloitte & Touche LLP for the audit of our annual financial statements for fiscal year 2004 and the aggregate fees paid or accrued for audit-related services and all other services rendered by Deloitte & Touche LLP for fiscal year 2004. Because we were formed in 2004, no amounts are shown for fiscal year 2003.

Fiscal Year 2004
Audit fees	$1,064,800
Audit-related fees	2,130,124
Tax fees	832,258
All other fees	—

Total	$4,027,182

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

The category of “Audit-related fees” includes employee benefit plan audits, internal control reviews, accounting consultation and fees related to assistance in the conversion of our corporate structure to a master limited partnership.

The category of “Tax fees” includes consultation and preparation of federal state and local tax returns.

All above audit services, audit-related services and tax services were pre-approved by the Audit Committee, which concluded that the provision of such services by Deloitte & Touche LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The Audit Committee’s outside auditor independence policy provides for pre-approval of all services performed by the outside auditors.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements and Financial Schedules

(1)	The following financial statements of StoneMor Partners L.P. and its predecessor Cornerstone Family Services, Inc. are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2003 and 2004

Consolidated Statement of Operations for the years ended December 31, 2002 and 2003, the period from January 1, 2004 through September 19, 2004 and the period from September 20, 2004 through December 31, 2004 and the year ended December 31, 2004

Consolidated Statement of Common Stockholders’ / Partners’ Equity for the years ended December 31, 2003 and 2004

Consolidated Statement of Cash Flows for the years ended December 31, 2002, 2003, and 2004

Notes to the Consolidated Financial Statements

(c)	Exhibits

3.1*	Certificate of Limited Partnership of StoneMor Partners L.P. (incorporated by reference to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 9, 2004 (Exhibit 3.1)).

3.2*	First Amended and Restated Agreement of Limited Partnership of StoneMor Partners L.P., dated as of September 20, 2004 (incorporated by reference to Exhibit 3.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004)

4.1*	Note Purchase Agreement by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, each of the subsidiaries listed on the signature pages thereof and SFT I, Inc., The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company, dated as of September 20, 2004 (incorporated by reference to Exhibit 4.1 of Registrants Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004)

4.1.1	First Amendment to Note Purchase Agreement by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, each of the subsidiaries listed on the signature pages thereof and SFT I, Inc., The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company, dated as of November 12, 2004

10.1*	Credit Agreement by and among StoneMor Operating LLC, StoneMor GP LLC, StoneMor Partners L.P., various additional borrowers, various lending institutions and Fleet National Bank, dated September 20, 2004. (incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004)

10.2*	Contribution, Conveyance and Assumption Agreement, by and among StoneMor Partners L.P., StoneMor GP LLC, CFSI LLC, StoneMor Operating LLC, dated as of September 20, 2004 (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004)

10.3*	StoneMor Partners L.P. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004)

10.4*	Omnibus Agreement by and among McCown De Leeuw & Co. IV, L.P., McCown De Leeuw & Co. IV Associates, L.P., MDC Management Company IV, LLC, Delta Fund LLC, Cornerstone Family Services LLC, CFSI LLC, StoneMor Partners L.P., StoneMor GP LLC, StoneMor Operating LLC, dated as of September 20, 2004 (incorporated by reference to Exhibit 10.4 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004)

10.5*†	Employment Agreement by and between StoneMor GP LLC and Lawrence Miller, effective as of September 20, (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004)

10.6*†	Employment Agreement by and between StoneMor GP LLC and William R. Shane, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.6 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004)

10.7*†	Employment Agreement by and between StoneMor GP LLC and Michael L. Stache, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.7 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004)

10.8*†	Employment Agreement by and between StoneMor GP LLC and Robert Stache, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.8 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004)

10.9*†	Form of Indemnification Agreement by and between StoneMor GP LLC and Lawrence Miller, Robert B. Hellman, Jr., Fenton R. Talbott, Jeffery A. Zawadsky, Martin R. Lautman, William R. Shane, Allen R. Freedman, effective September 20, 2004 (incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004)

10.10*	Intercreditor and Collateral Agency Agreement by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, various subsidiaries, various lenders and noteholders and Fleet National Bank, dated September 20, 2004(incorporated by reference to Exhibit 10.10 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004)

21.1	Subsidiaries of Registrant

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of William R. Shane, Executive Vice President and Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith)

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of William R. Shane, Executive Vice President and Chief Financial Officer (furnished herewith)

*	Incorporated by reference, as indicated
†	Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONEMOR PARTNERS L.P.

	By:	StoneMor GP LLC, its General Partner

March 29, 2005		By:	/S/ LAWRENCE MILLER
Lawrence Miller Chief Executive Officer, President and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ LAWRENCE MILLER Lawrence Miller (Principal Executive Officer)	Chief Executive Officer, President and Chairman of the Board	March 29, 2005

/S/ WILLIAM R. SHANE William R. Shane (Principal Financial Officer)	Executive Vice President, Chief Financial Officer and Director	March 29, 2005

/S/ PAUL WAIMBERG Paul Waimberg (Principal Accounting Officer)	Vice President—Finance	March 29, 2005

/S/ ALLEN R. FREEDMAN Allen R. Freedman	Director	March 29, 2005

/S/ PETER K. GRUNEBAUM Peter K. Grunebaum	Director	March 29, 2005

/S/ ROBERT B. HELLMAN, JR. Robert B. Hellman, Jr.	Director	March 29, 2005

/S/ MARTIN R. LAUTMAN, PH.D. Martin R. Lautman, Ph.D.	Director	March 29, 2005

/S/ FENTON R. TALBOTT Fenton R. Talbott	Director	March 29, 2005

/S/ JEFFREY A. ZAWADSKY Jeffrey A. Zawadsky	Director	March 29, 2005

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Limited Partnership of StoneMor Partners L.P. (incorporated by reference to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 9, 2004 (Exhibit 3.1)).

3.2	First Amended and Restated Agreement of Limited Partnership of StoneMor Partners L.P., dated as of September 20, 2004 (incorporated by reference to Exhibit 3.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004)

4.1	Note Purchase Agreement by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, each of the subsidiaries listed on the signature pages thereof and SFT I, Inc., The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company, dated as of September 20, 2004 (incorporated by reference to Exhibit 4.1 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004)

4.1.1	First Amendment to Note Purchase Agreement by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, each of the subsidiaries listed on the signature pages thereof and SFT I, Inc., The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company, dated as of November 12, 2004

10.1	Credit Agreement by and among StoneMor Operating LLC, StoneMor GP LLC, StoneMor Partners L.P., various additional borrowers, various lending institutions and Fleet National Bank, dated September 20, 2004. (incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004)

10.2	Contribution, Conveyance and Assumption Agreement, by and among StoneMor Partners L.P., StoneMor GP LLC, CFSI LLC, StoneMor Operating LLC, dated as of September 20, 2004 (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004)

10.3	StoneMor Partners L.P. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004)

10.4	Omnibus Agreement by and among McCown De Leeuw & Co. IV, L.P., McCown De Leeuw & Co. IV Associates, L.P., MDC Management Company IV, LLC, Delta Fund LLC, Cornerstone Family Services LLC, CFSI LLC, StoneMor Partners L.P., StoneMor GP LLC, StoneMor Operating LLC, dated as of September 20, 2004 (incorporated by reference to Exhibit 10.4 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004)

10.5	Employment Agreement by and between StoneMor GP LLC and Lawrence Miller, effective as of September 20, (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004)

10.6	Employment Agreement by and between StoneMor GP LLC and William R. Shane, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.6 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004)

10.7	Employment Agreement by and between StoneMor GP LLC and Michael L. Stache, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.7 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004)

10.8	Employment Agreement by and between StoneMor GP LLC and Robert Stache, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.8 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004)

Exhibit Number	Description
10.9	Form of Indemnification Agreement by and between StoneMor GP LLC and Lawrence Miller, Robert B. Hellman, Jr., Fenton R. Talbott, Jeffery A. Zawadsky, Martin R. Lautman, William R. Shane, Allen R. Freedman, effective September 20, 2004 (incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004)

10.10	Intercreditor and Collateral Agency Agreement by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, various subsidiaries, various lenders and noteholders and Fleet National Bank, dated September 20, 2004 (incorporated by reference to Exhibit 10.10 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004)

21.1	Subsidiaries of Registrant

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer President and Chairman of the Board of Directors

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of William R. Shane, Executive Vice President and Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith)

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of William R. Shane, Executive Vice President and Chief Financial Officer (furnished herewith)