Form 10-Q
period 2005-03-31
STONEMOR PARTNERS LP
filed 2005-05-16
CIK 1286131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2005

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

The number of the registrant’s outstanding common units at May 13, 2005 was 4,239,782.

Inde x – Form 10-Q

Part I – Financial Information

Item 1. Financial Statements

StoneMor Partners L.P.

Successor to Cornerstone Family Services, Inc. (Predecessor)

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	December 31, 2004	March 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,474	$12,405
Accounts receivable, net of allowance	25,479	25,673
Prepaid expenses	1,778	2,617
Other current assets	861	1,036

Total current assets	42,592	41,731

LONG-TERM ACCOUNTS RECEIVABLE - net of allowance	32,402	31,378
CEMETERY PROPERTY	150,215	149,606
PROPERTY AND EQUIPMENT	22,616	22,724
MERCHANDISE TRUSTS, restricted, at fair value	114,798	109,981
PERPETUAL CARE TRUSTS, restricted, at fair value	127,949	126,501
DEFERRED FINANCING COSTS - net of accumulated amortization	2,551	2,376
OTHER ASSETS	1,344	1,350

TOTAL ASSETS	$494,467	$485,647

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$6,136	$4,252
Accrued interest	162	162

Total current liabilities	6,298	4,414

LONG-TERM DEBT	80,000	80,000
DEFERRED CEMETERY REVENUES, net	127,426	127,207
MERCHANDISE LIABILITY	37,477	35,888

TOTAL LIABILITIES	251,201	247,509

COMMITMENTS AND CONTINGENCIES
NON-CONTROLLING INTEREST IN PERPETUAL CARE TRUSTS	127,949	126,501

PARTNERS’ EQUITY
General partner	1,663	1,589
Limited partners:
Common	72,892	71,089
Subordinated	40,762	38,959

Total partners’ equity	115,317	111,637

TOTAL LIABILITIES AND PARTNERS’ EQUITY	$494,467	$485,647

See Accompanying Notes to the Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Successor to Cornerstone Family Services, Inc. (Predecessor)

Condensed Consolidated Statement of Operations

(in thousands, except unit data)

(unaudited)

	Cornerstone Family Services, Inc.	StoneMor Partners L.P.
	Three months ended March 31,
	2004	2005
Revenues:
Cemetery	$17,969	$20,486
Funeral home	499	621

Total revenues	18,468	21,107

Costs and Expenses:
Cost of goods sold (exclusive of depreciation shown separately below):
Land and crypts	828	963
Perpetual care	633	615
Merchandise	763	1,295
Cemetery expense	4,673	4,717
Selling expense	3,855	4,226
General and administrative expense	2,483	2,378
Corporate overhead	2,435	3,075
Depreciation and amortization	1,265	845
Funeral home expense	432	434

Total cost and expenses	17,367	18,548

OPERATING PROFIT	1,101	2,559

INTEREST EXPENSE	2,532	1,581

INCOME (LOSS) BEFORE INCOME TAXES	(1,431)	978

INCOME TAXES (BENEFIT):
State and franchise taxes	312	40
Federal	(355)	180

Total income taxes (benefit)	(43)	220

NET INCOME (LOSS)	$(1,388)	$758

Supplemental information for the period from January 1, 2005 to March 31, 2005:
Net income		$758
General partner’s interest in net income for the period		$15

Limited partners’ interest in net income for the period
Common		$371
Subordinated		$371

Net income per limited partner (common) unit (basic and diluted)		$.09

Weighted average number of limited partners’ units outstanding (basic and diluted)		8,480

See Accompanying Notes to the Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Successor to Cornerstone Family Services, Inc. (Predecessor)

Condensed Consolidated Statement of

Partners’ Equity

(in thousands)

	Partners’ Capital
	Limited Partners			General Partner	Total
	Common	Subordinated	Total
Balance, December 31, 2004	$72,892	$40,762	$113,654	$1,663	$115,317
Net Income (unaudited)	371	371	742	16	758
Cash distribution (unaudited)	(2,174)	(2,174)	(4,348)	(90)	(4,438)

Balance, March 31, 2005 (unaudited)	$71,089	$38,959	$110,048	$1,589	$111,637

See Accompanying Notes to the Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Successor to Cornerstone Family Services, Inc. (Predecessor)

Condensed Consolidated Statement of Cash Flows

(in thousands)

(unaudited)

	Three months ended March 31,
	2004	2005
OPERATING ACTIVITIES:
Net income (loss)	$(1,388)	$758
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activity:
Cost of lots sold	1,085	802
Depreciation and amortization	1,265	846
Deferred income tax (benefit)	(163)	—
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(288)	830
Merchandise trust fund	(3,299)	1,958
Prepaid expenses	8	(839)
Other current assets	192	(175)
Other assets	(804)	(5)
Accounts payable and accrued and other liabilities	(110)	(1,884)
Deferred cemetery revenue	4,196	2,640
Merchandise liability	(744)	(1,589)

Net cash provided by operating activities	(50)	3,342

INVESTING ACTIVITIES:
Additions to cemetery property	(230)	(227)
Acquisitions of property and equipment	(272)	(746)

Net cash used in investing activities	(502)	(973)

FINANCING ACTIVITIES:
Cash distribution	—	(4,438)
Additional borrowings on long-term debt	1,998	—
Repayments of long-term debt	(1,396)	—

Net cash provided by (used in) financing activities	602	(4,438)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	50	(2,069)
CASH AND CASH EQUIVALENTS - Beginning of period	5,554	14,474

CASH AND CASH EQUIVALENTS - End of period	$5,604	$12,405

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$2,468	$1,576

Cash paid during the period for income taxes	$15	$671

See Accompanying Notes to the Condensed Consolidated Financial Statements.

1. NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. On April 2, 2004, StoneMor Partners L.P. (“StoneMor”, the “Partnership” or the Company) was created to own and operate the cemetery and funeral home business conducted by Cornerstone Family Services Inc. and its subsidiaries (“Cornerstone”). On September 20, 2004, in connection with the initial public offering by the Partnership of common units representing limited partner interests, Cornerstone contributed to the Partnership substantially all of the assets, liabilities and businesses owned and operated by it, and then converted into CFSI LLC, a limited liability company. This transfer represented a reorganization of entities under common control and was recorded at historical cost. In exchange for these assets, liabilities and businesses, CFSI LLC received 564,782 common units and 4,239,782 subordinated units representing limited partner interests in the Partnership. The consolidated statements included herein are for Cornerstone for periods prior to September 20, 2004.

Cornerstone was founded in 1999 by members of our management team and a private equity investment firm, which we refer to as McCown De Leeuw, in order to acquire a group of 123 cemetery properties and 4 funeral homes. Since that time, Cornerstone acquired ten additional cemeteries and one funeral home, built two funeral homes and sold one cemetery.

Interim Financial Data—The interim financial data are unaudited. However, in the opinion of management, the interim financial data as of March 31, 2005 and for the three months ended March 31, 2005 and 2004 include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for a full year.

Initial Public Offering. On September 20, 2004, StoneMor completed its initial public offering of 3,675,000 common units at a price of $20.50 per unit representing a 42.5% interest in us. On September 23, 2004, StoneMor sold an additional 551,250 common units to the underwriters in connection with the exercise of their over-allotment option and redeemed an equal number of common units from CFSI LLC at a cost of $5.3 million, making a total of 4,239,782 common units outstanding. Total gross proceeds from these sales were $86.6 million, before offering costs and underwriting discounts. The net proceeds to the Partnership, after deducting underwriting discounts but before paying offering costs, from these sales of common units was $80.8 million. Concurrent with the initial public offering, the Partnership’s wholly owned subsidiary, StoneMor Operating LLC, and its subsidiaries, all as borrowers, issued and sold $80.0 million in aggregate principal amount of senior secured notes in a private placement and entered into a $12.5 million revolving credit facility and a $22.5 million acquisition facility with a group of banks. The net proceeds of the initial public offering and the sale of senior secured notes were used to repay the debt and associated accrued interest of approximately $135.1 million of CFSI LLC and $15.7 million of fees and expenses associated with the initial public offering and the sale of senior secured notes. The remaining funds have been reserved for general partnership purposes, including the construction of mausoleum crypts and lawn crypts and the purchases of equipment needed to install burial vaults. One-half of the net proceeds of the sale of common units upon the exercise of the over-allotment option was used to redeem an equal number of common units from CFSI LLC, and one-half has been reserved for general partnership purposes. The proceeds received by the Partnership and its subsidiaries from the sales of common units and senior secured notes and the use of these proceeds is summarized as follows (in thousands):

Proceeds received:
Sale of 4,226,250 common units at $20.50 per unit	$86,638
Issuance of senior secured notes	80,000

Total proceeds received	$166,638

Use of proceeds from sale of common units
Underwriting discount	$5,849
Professional fees and other offering costs	9,364
Repayment of debt and accrued interest	56,361
Redemption of 551,250 units from CFSI LLC	5,255
Construction of mausoleum and lawn crypts, purchase of burial vault installation equipment, and reorganization taxes	2,003
Reserve for general partnership purposes	7,806

Total use of proceeds from the sale of common units	$86,638

Use of proceeds from the issuance of senior secured notes
Private placement fee	$1,076
Other debt issuance costs	215
Repayment of debt	78,709

Total use of proceeds from the issuance of senior secured notes	80,000

Total use of proceeds	$166,638

Summary of Significant Accounting Policies —Significant accounting policies followed by the Company, as summarized below, are in conformity with accounting principles generally accepted in the United States of America.

Principles of Consolidation—The condensed consolidated financial statements include the accounts of each of the Company’s subsidiaries and the operations of 11 managed cemeteries that the Company operates under long-term management contracts as of March 31, 2005. Prior to September 2004 we operated 12 cemeteries under management agreements. In September 2004, we converted one of these cemetery associations into a for-profit entity owned by us and ceased operating this cemetery under a management agreement. Intercompany balances and transactions have been eliminated in consolidation.

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

Total revenues derived from the cemeteries under long term management contracts totaled approximately $4.8 million and $5.1 million for the three months ended March 31, 2004 and 2005, respectively.

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

The Company records a merchandise liability at the time it enters into a pre-need contract with a customer at the estimated cost to purchase the merchandise or provide the service. The merchandise liability is reduced when payment for the merchandise is made by the Company and title to the merchandise is transferred to the customer. Subsequently, the merchandise is either installed or stored, at the direction of the customer, at the vendor’s warehouse or a third-party warehouse at no additional cost to us. The merchandise liability is also reduced when the contracted service is performed by the Company. Allowances for customer cancellations arising from non-payment are provided at the date of sale based upon management’s estimates of expected cancellations and historical experience. Actual cancellation rates in the future may result in a change in estimate. Actual cancellations did not vary significantly from the estimates of expected cancellations at March 31, 2004 and March 31, 2005.

Pursuant to state law, a portion of the proceeds from cemetery merchandise or services sold on a pre-need basis is required to be paid into merchandise trusts. The Company defers investment earnings generated by the assets in these merchandise trusts (including realized gains and losses) until the associated merchandise is delivered or the services are performed. The fair value of the funds held in merchandise trusts at December 31, 2004 and March 31, 2005 was approximately $114.8 million and $110.0 million, respectively (see Note 5). In accordance with industry practice for periods ending prior to March 31, 2004, the Company did not consolidate these trust funds in the financial statements as the Company was not considered to have complete controlling financial interest in these trusts and the Company did not bear all of the risks and rewards of these trusts’ assets. However, the principal of the funds held in merchandise trusts was reflected during these periods as due from merchandise trusts at cost on the Company’s consolidated balance sheets and the earnings thereon are reflected in deferred cemetery revenues, net until such principal and earnings are recognized as revenues. As of March 31, 2004, the Company adopted Financial Accounting Standards Board Interpretation No. 46 and 46R (FIN 46R) which resulted in the consolidation of the merchandise trusts on the Company’s consolidated balance sheet at fair value (See Note 1, Accounting Change).

A portion of the proceeds from the sale of cemetery property is required by state law to be paid into perpetual care trusts. Earnings from the perpetual care trusts are recognized in current cemetery revenues and are used to defray cemetery maintenance costs, which are expensed as incurred. Funds held in perpetual care trusts at December 31, 2004 and March 31, 2005 were $127.9 million and $126.5 million, respectively (see Note 6). As of March 31, 2004, the Company adopted FIN 46 and FIN 46R which resulted in the consolidation of the perpetual care trusts on the Company’s consolidated balance sheet at fair value (See Note 1, Accounting Change).

Cash and Cash Equivalents—The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Concentration of Credit Risk—The Company’s revenues and accounts receivable relate to the sale of products and services to a customer base that is almost entirely concentrated in the states where the Company has cemeteries and funeral homes. The Company retains a security interest in any merchandise sold pursuant to the pre-need contracts. The consolidated balance sheets contain a provision for cancellations arising from non-payment in amounts determined based on historical experience and the judgment of Company’s management.

Inventories—Inventories, classified as other current assets on the Company’s consolidated balance sheets, include cemetery and funeral home merchandise and are valued at the lower of cost or net realizable value. Cost is determined primarily on a specific identification basis on a first-in, first-out basis. Inventories were approximately $0.8 million and $0.9 million at December 31, 2004 and March 31, 2005, respectively.

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

For the three months ended March 31, 2004 and 2005, depreciation expense was $0.9 million and $0.7 million, respectively.

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

New Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (FAS 123R), which replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation” (FAS 123) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under FAS 123, no longer will be an alternative to financial statement recognition. We are required to adopt FAS 123R on January 1, 2006. Under FAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of FAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of FAS 123R and we do not expect that the adoption of FAS 123R will have a material impact on our consolidated results of operations.

Use of Estimates—Preparation of these condensed consolidated financial statements requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenue and expense during the reporting periods. As a result, actual results could differ from those estimates. The most significant estimates in the financial statements are the allowance for cancellations, merchandise liability, deferred margin, deferred merchandise trust investment earnings, deferred obtaining costs and income taxes. Deferred margin, deferred merchandise trust investment earnings and deferred obtaining costs are included in deferred cemetery revenues, net, on the consolidated balance sheets.

Reclassifications—Certain amounts in the condensed consolidated financial statements for prior periods have been reclassified to conform to the current period presentation in the condensed consolidated financial statements.

Segment Reporting and Related Information—The Company has one reportable segment, death care services.

Disclosure of reported segment revenue:

	Three Months Ended March 31,
	2004	2005
	(in thousands)
Revenues:
Cemetery:
Sales	$8,738	$11,340
Services and other	6,451	5,401
Investment, including realized gains from merchandise trusts and receivables	2,332	2,789
Deferred margin, recognized	448	956

	17,969	20,486
Funeral home revenues	499	621

Total revenues	$18,468	$21,107

2. LONG-TERM ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

Long-term accounts receivable, net, consist of the following:

	December 31, 2004	March 31, 2005
	(in thousands)
Customer receivables	$74,123	$72,695
Unearned finance income	(7,294)	(7,035)
Allowance for contract cancellations	(8,948)	(8,609)

	57,881	57,051
Less: current portion - net of allowance	25,479	25,673

Long-term portion - net of allowance	$32,402	$31,378

Activity in the allowance for contract cancellations is as follows:

	December 31, 2004	March 31, 2005
	(in thousands)
Balance - Beginning of period	$8,806	$8,948
Reserve on acquired contracts	—	—
Provision for cancellations	6,681	1,622
Charge-offs - net	(6,539)	(1,961)

Balance - End of period	$8,948	$8,609

3. CEMETERY PROPERTY

Cemetery property consists of the following:

	December 31, 2004	March 31, 2005
	(in thousands)
Developed land	$21,684	$21,390
Undeveloped land	98,075	98,075
Mausoleum crypts and lawn crypts	30,456	30,141

Total	$150,215	$149,606

4. PROPERTIES AND EQUIPMENT

Major classes of property and equipment follow:

	December 31, 2004	March 31, 2005
	(in thousands)
Building and improvements	$20,829	$20,918
Furniture and equipment	19,353	20,042

	40,182	40,960
Less: accumulated depreciation	(17,566)	(18,236)

Property and equipment - net	$22,616	$22,724

5. PRE-NEED MERCHANDISE AND SERVICES AND MERCHANDISE TRUSTS.

Cemetery—In connection with the pre-need sale of cemetery interment rights, merchandise and services, the customer typically enters into an installment contract with the Company. The contract is usually for a period not to exceed 60 months with payments of principal and interest required. Interest is imputed for contracts that do not bear a market rate of interest (at a rate of 5.75% during the year ended December 31, 2004 and 6.75% during the three months ended March 31, 2005). The Company establishes an allowance for cancellations due to non-payment at the date of sale based on historic experience and management’s estimates. The allowance is reviewed quarterly and changes in estimates are reflected for current and prior contracts as a result of recent cancellation experience. Actual cancellation rates in the future may result in a change in estimate.

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

At December 31, 2004, the cost and market value associated with the assets held in merchandise trusts follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
	(In Thousands)
Short-term investment	$9,474	$—	$—	$9,474
Fixed maturities:
U.S. Government and federal agency	3,152	20	(32)	3,140
U.S. State and local government agency	1,729	19	(4)	1,744
Corporate debt securities	5,465	26	(116)	5,375
Other debt securities	62,057	641	(173)	62,525

Total fixed maturities	72,403	706	(325)	72,784

Equity securities	30,941	1,973	(373)	32,541

Total	$112,818	$2,678	$(698)	$114,798

At March 31, 2005, the cost and market value associated with the assets held in merchandise trusts follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
	(In Thousands)
Short-term investment	$10,967	$—	$—	$10,967
Fixed maturities:
U.S. Government and federal agency	2,843	9	(47)	2,805
U.S. State and local government agency	1,826	3	(11)	1,818
Corporate debt securities	5,458	18	(233)	5,243
Other debt securities	49,535	264	(1,119)	48,680

Total fixed maturities	59,662	294	(1,410)	58,546

Equity securities	40,232	894	(658)	40,468

Total	$110,861	$1,188	$(2,068)	$109,981

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at March 31, 2005 is presented below:

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Fixed maturities:
U.S. Government and federal agency	$1,325	$29	$775	$18	$2,100	$47
U.S. State and local government agency	741	7	524	4	1,265	11
Corporate debt securities	3,688	179	754	54	4,442	233
Other debt securities	42,713	1,119	—	—	42,713	1,119

Total fixed maturities	48,467	1,334	2,053	76	50,520	1,410

Equity securities	13,410	658	—	—	13,410	658

Total	$61,877	$1,992	$2,053	$76	$63,930	$2,068

The Company considers various factors when considering if a decline in fair value of an asset is other than temporary, including but not limited to the length of time and magnitude of the unrealized loss; the volatility of the investment; the credit ratings of the issuers of the investments; and the Company’s intentions to sell or ability to hold the investments. At March 31, 2005, the Company has concluded that the declines in the fair values of the Company’s investments in fixed maturities and equity securities held by the merchandise trusts are temporary.

At December 31, 2004 and March 31, 2005, realized investment earnings related to funds held in merchandise trusts that were deferred were $21.5 million, and $22.0 million, respectively. The realized investment earnings recognized in the consolidated statements of operations as cemetery revenues related to these merchandise trusts were $0.7 million and $1.0 million, for the three months ended March 31, 2004 and 2005, respectively.

Funeral Home—Prearranged funeral home services provide for future funeral home services generally determined by prices prevailing at the time that the contract is signed. A portion of the payments made under funeral home pre-need contracts is placed in funeral trusts. Amounts used to defray the initial cost of administration are not placed in trust. The balance of the amounts in the trusts totaled approximately $0.7 million at December 31, 2004 and approximately $0.6 million at March 31, 2005 and are included within the merchandise trusts above. Funeral trust principal, together with investment earnings retained in trust, are deferred until the service is performed. Upon performance of the contracted funeral home service, the Company recognizes the funeral trust principal amount together with the accumulated trust earnings as funeral home revenues.

6. PERPETUAL CARE TRUSTS.

At March 31, 2004, in accordance with FIN 46R, the Company consolidated the perpetual care trusts. As a result, the Company now records the perpetual care trusts, at fair value, as trust investments.

At December 31, 2004 the cost and market value associated with the assets held in perpetual care trust follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
	(In Thousands)
Short-term investment	$11,368	$—	$—	$11,368
Fixed maturities:
U.S. Government and federal agency	3,468	7	(24)	3,451
U.S. State and local government agency	2,195	32	(13)	2,214
Corporate debt securities	10,148	615	(193)	10,570
Other debt securities	70,172	3,207	(4)	73,375

Total fixed maturities	85,983	3,861	(234)	89,610

Equity Securities	23,162	3,878	(69)	26,971

Total	$120,513	$7,739	$(303)	$127,949

At March 31, 2005 the cost and market value associated with the assets held in perpetual care trust follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
	(In Thousands)
Short-term investment	$9,922	$—	$—	$9,922
Fixed maturities:
U.S. Government and federal agency	3,662	43	(56)	3,649
U.S. State and local government agency	1,621	13	(19)	1,615
Corporate debt securities	10,399	378	(302)	10,475
Other debt securities	65,796	1,261	(201)	66,856

Total fixed maturities	81,478	1,695	(578)	82,595

Equity Securities	31,421	2,834	(271)	33,984

Total	$122,821	$4,529	$(849)	$126,501

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at March 31, 2005 held in perpetual care trusts is presented below:

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Fixed maturities:
U.S. Government and federal agency	$2,782	$54	$51	$1	$2,833	$55
U.S. State and local government agency	835	11	237	8	1,072	19
Corporate debt securities	3,857	224	648	78	4,505	302
Other debt securities	5,489	201	46	1	5,535	202

Total fixed maturities	12,963	490	982	88	13,945	578

Equity Securities	8,556	271	—	—	8,556	271

Total	$21,519	$761	$982	$88	$22,501	$849

The Company considers various factors when considering if a decline in fair value of an asset is other than temporary, including but not limited to the length of time and magnitude of the unrealized loss; the volatility of the investment; the credit ratings of the issuers of the investments; and the Company’s intentions to sell or ability to hold the investments. At March 31, 2005 the Company has concluded that the declines in the fair values of the Company’s investments in fixed maturities and equity securities held in perpetual care trusts are temporary.

The Company recorded income from perpetual care trusts of $1.7 million for the three months ended March 31, 2004 and 2005. This income is classified as cemetery revenues in the consolidated statements of operations.

7. LONG-TERM DEBT

The following is a summary of debt outstanding at:

	December 31, 2004	March 31, 2005
	(In Thousands)
Senior secured notes, due 2009 (interest rate - 7.66%)	80,000	80,000

Total	80,000	80,000
Less current portion	—	—

Long-term portion	$80,000	$80,000

On March 31, 1999, the Company entered into a $200.0 million credit facility with a group of banks and Wachovia Bank, formerly First Union National Bank, as administrative and collateral agent. The credit facility consisted of a $100.0 million term loan and a $100.0 million revolving credit facility. The proceeds of the term loan and $27.5 million of the revolving credit facility were used by the Company to finance the acquisition of 123 cemeteries and 4 funeral homes.

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

On September 20, 2004, concurrent with the closing of the Partnership’s initial public offering, StoneMor Operating LLC and its subsidiaries entered into a new $35.0 million credit facility with a group of banks. This credit facility consists of a $12.5 million revolving credit line and a $22.5 million acquisition line of credit. Borrowings under the revolving credit line are due and payable on September 20, 2007, and borrowings under the acquisition line of credit are due and payable on September 20, 2008. Depending on the type of loan, this credit facility bears interest at the Base Rate or the Eurodollar Rate, plus applicable margins ranging from 0.00% to 1% and 2.5% to 3.5% per annum, respectively, depending on our ratio of total debt to consolidated EBIDTA, as defined. The Base Rate is the higher of the federal funds rate plus 0.05% or the prime rate announced by Fleet National Bank, a Bank of America Company. The Eurodollar Rate is to be determined by the administrative agent according to the new credit facility. As of March 31, 2005 we had no outstanding borrowings under this credit facility. On April 26, 2005, we borrowed $1.6 million from the revolving credit line to fund working capital items related to annual payments for annual expenditures.

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

Deferred financing costs as of March 31, 2005 consisted of approximately $2.7 million of debt issuance costs, less accumulated amortization of approximately $0.4 million. These costs were incurred in connection with the issuance of the Company’s debt during September 2004.

8. INCOME TAXES

As of December 31, 2004, the Company’s taxable corporate subsidiaries had a federal net operating loss carryover of approximately $37.3 million, which will begin to expire in 2019. As of December 31, 2004, the Company also had a state net operating loss carry-forward of approximately $54.8 million, which will begin to expire in 2005.

Effective with the closing of the Partnership’s initial public offering on September 20, 2004, the Company was no longer a taxable entity for federal and state income tax purposes; rather, the Partnership’s tax attributes (except those of its corporate subsidiaries) are to be included in the individual tax returns of its partners. Neither the Partnership’s financial reporting income, nor the cash distributions to unitholders, can be used as a substitute for the detailed tax calculations that the Partnership must perform annually for its partners. Net income from the Partnership is not treated as “passive income” for federal income tax purposes. As a result, partners subject to the passive activity loss rules are not permitted to offset income from the Partnership with passive losses from other sources.

The tax returns of the Partnership are subject to examination by state and federal tax authorities. If such examinations result in changes to taxable income, the tax liability of the partners could be changed accordingly.

The Partnership’s corporate subsidiaries account for their income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The provision for income taxes for the three months ended March 31, 2004 and 2005 is based upon the estimated annual effective tax rates expected to be applicable to the Company for 2004 and 2005, respectively.

9. DEFERRED CEMETERY REVENUES – NET

In accordance with SAB No. 104, the Company defers the revenues and all direct costs associated with the sale of pre-need cemetery merchandise and services until the merchandise is delivered or the services are performed. The Company also defers the costs to obtain new pre-need cemetery and new prearranged funeral business as well as the investment earnings on the prearranged services and merchandise trusts (see Note 1). At December 31, 2004 and March 31, 2005, deferred cemetery revenues, net, consisted of the following:

10. COMMITMENTS AND CONTINGENCIES

Legal—The Company is party to legal proceedings in the ordinary course of its business but does not expect the outcome of any proceedings, individually or in the aggregate, to have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Leases—At March 31, 2005, the Company was committed to operating lease payments for premises (the corporate headquarters was leased from a related party during the year ended December 31, 2003), automobiles and office equipment under various operating leases with initial terms ranging from one to five years and options to renew at varying terms. Expenses under operating leases were $0.1 million for the three months ended March 31, 2004 and 2005.

At March 31, 2005, operating leases will result in future payments in the following approximate amounts:

(in thousands)
2005	$393
2006	531
2007	551
2008	531
2009	506
Thereafter	1,660

Total	$4,172

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

Overview

On April 2, 2004, StoneMor Partners L.P. (“StoneMor”, the “Partnership”, or the “Company”) was created to own and operate the cemetery and funeral home business conducted by Cornerstone Family Services, Inc. (“Cornerstone”) and its subsidiaries. On September 20, 2004, in connection with the initial public offering by the Partnership of common units representing limited partner interests. Cornerstone contributed to the Partnership substantially all of the assets, liabilities and businesses owned and operated by it, and then converted into CFSI LLC, a limited liability company. This transfer represented a reorganization of entities under common control and was recorded at historical cost. In exchange for these assets, liabilities and businesses, CFSI LLC received 564,782 common units and 4,239,782 subordinated units representing limited partner interests in the Partnership.

Cornerstone was founded in 1999 by members of our management team and a private equity investment firm, which we refer to as McCown De Leeuw, in order to acquire a group of 123 cemetery properties and 4 funeral homes. Since that time, Cornerstone acquired ten additional cemeteries and one funeral home, built two funeral homes and sold one cemetery.

Initial Public Offering. On September 20, 2004, StoneMor completed its initial public offering of 3,675,000 common units at a price of $20.50 per unit representing a 42.5% interest in us. On September 23, 2004, StoneMor sold an additional 551,250 common units to the underwriters in connection with the exercise of their over-allotment option and redeemed an equal number of common units from CFSI LLC at a cost of $5.3 million, making a total of 4,239,782 common units outstanding. Total gross proceeds from these sales were $86.6 million, before offering costs and underwriting discounts. The net proceeds to the Partnership, after deducting underwriting discounts but before paying offering costs, from these sales of common units was $80.8 million. Concurrent with the initial public offering, the Partnership’s wholly owned subsidiary, StoneMor Operating LLC, and its subsidiaries, all as borrowers, issued and sold $80.0 million in aggregate principal amount of senior secured notes in a private placement and entered into a $12.5 million revolving credit facility and a $22.5 million acquisition facility with a group of banks. The net proceeds of the initial public offering and the sale of senior secured notes were used to repay the debt and associated accrued interest of approximately $135.1 million of CFSI LLC and $15.7 million of fees and expenses associated with the initial public offering and the sale of senior secured notes. The remaining funds have been reserved for general partnership purposes, including the construction of mausoleum crypts and lawn crypts and the purchases of equipment needed to install burial vaults. One-half of the net proceeds of the sale of common units upon the exercise of the over-allotment option was used to redeem an equal number of common units from CFSI LLC, and one-half has been reserved for general partnership purposes. The proceeds received by the Partnership and its subsidiaries from the sales of common units and senior secured notes and the use of these proceeds is summarized as follows (in thousands):

Proceeds received:
Sale of 4,226,250 common units at $20.50 per unit	$86,638
Issuance of senior secured notes	80,000

Total proceeds received	$166,638

Use of proceeds from sale of common units
Underwriting discount	$5,849
Professional fees and other offering costs	9,364
Repayment of debt and accrued interest	56,361
Redemption of 551,250 units from CFSI LLC	5,255
Construction of mausoleum and lawn crypts, purchase of burial vault installation equipment, and reorganization taxes	2,003
Reserve for general partnership purposes	7,806

Total use of proceeds from the sale of common units	$86,638

Use of proceeds from the issuance of senior secured notes
Private placement fee	$1,076
Other debt issuance costs	215
Repayment of debt	78,709

Total use of proceeds from the issuance of senior secured notes	80,000

Total use of proceeds	$166,638

We are an owner and operator of cemeteries in the United States of America. As March 31, 2005, the Company operated 132 cemeteries in 12 states, located primarily in the eastern United States of America. The Company owns 122 of these cemeteries and operates the remaining 11 under long-term management agreements with cemetery associations that own the cemeteries. As a result of the agreements and other control arrangements, StoneMor consolidates the results of the 11 managed cemeteries in our historical consolidated financial statements.

StoneMor sells cemetery products and services both at the time of death, which the Company refers to as at-need, and prior to the time of death, which the Company refers to as pre-need. During the first three months of 2005, StoneMor performed over 5,900 burials and sold more then 2,700 interment rights (net of cancellations) compared to 6,000 and 3,500, respectively for the same period of 2004.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on the historical consolidated financial statements of Cornerstone and the historical consolidated financial statements of StoneMor. We prepared these financial statements in conformity with Generally Accepted Accounting Principles. The preparation of these financial statements required us to make estimates, judgments and assumptions that affected the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We based our estimates, judgments and assumptions on historical experience and known facts and other assumptions that we believed to be reasonable under the circumstances. In future periods, we expect to make similar estimates, judgments and assumptions on the same basis as we have historically. Our actual results in future periods may differ from these estimates under different assumptions and conditions. We believe that the following accounting policies or estimates had or will have the greatest potential impact on our consolidated financial statements for the periods discussed and for future periods.

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

Impairment of Long-Lived Assets. We monitor the recoverability of long-lived assets, including cemetery property, property and equipment, merchandise and perpetual care trusts, and other assets, based on estimates using factors such as current market value, future asset utilization, business and regulatory climate and future undiscounted cash flows expected to result from the use of the related assets. Our policy is to record an impairment loss in the period when it is determined that the sum of future undiscounted cash flows is less than the carrying value of the asset. Modifications to our estimates could result in our recording impairment charges in future periods.

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

As of December 31, 2004, Stonemor Partners L.P., and its affiliated group of corporate subsidiaries had a consolidated federal net operating loss carryover of approximately $37.3 million and state net operating losses of approximately $54.8 million. These federal and state net operating losses will begin to expire in 2019 and 2005, respectively, and are available to reduce future taxable income of our taxable subsidiaries that would otherwise be subject to federal income taxes. Our ability to use such federal net operating losses may be limited by changes in the ownership of our units deemed to result in an “ownership change” under the applicable provisions of the Internal Revenue Code. For additional information about, among other things, our pre-need sales, at-need sales, trusting requirements, cash flow, expenses and operations, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K and our other reports and statements filed with the SEC.

Recent Accounting Pronouncements

In January 2003 and December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (FIN) No. 46 and 46 revised, “Consolidation of Variable Interest Entities: an Interpretation of Accounting Research Bulletin (ARB) No. 51.” FIN 46R clarifies the application of ARB No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46R defines the terms related to variable interest entities and clarifies whether such entities should be consolidated. FIN 46R applies to enterprises that have a variable interest in variable interest entities and is effective for the first financial reporting period ending after March 15, 2004. The requirements of this interpretation, as revised, have been applicable to us since the quarter ended March 31, 2004.

The adoption of FIN 46R resulted in the consolidation of the merchandise trusts and perpetual care trusts in our consolidated balance sheet after such adoption, but did not change the legal relationships among the merchandise trusts, the perpetual care trusts, holders of our pre-need contracts and us. The implementation of FIN 46R had no impact on our net loss or cash flows from operating, investing or financing activities for the three months ended March 31, 2005. See Note 1 to our unaudited condensed consolidated financial statements for a further discussion of the adoption of FIN 46R.

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (FAS 123R), which replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation” (FAS 123) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under FAS 123, no longer will be an alternative to financial statement recognition. We are required to adopt FAS 123R on January 1, 2006. Under FAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of FAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of FAS 123R and we do not expect that the adoption of FAS 123R will have a material impact on our consolidated results of operations.

Risk Factors

Readers of the Quarterly Report on Form 10-Q are referred to our annual report on Form 10-K for additional information concerning factors, risks and uncertainties with respect to the Partnership’s business and rules and regulations affecting the Partnership.

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

When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth in our annual report on Form 10-K and our other reports and statements filed with the SEC. We assume no obligation to publicly update or revise any forward-looking statements made herein or any other forward-looking statements made by us, whether as a result of new information, future events or otherwise.

Results of Operations

The following table summarizes our results of operations for the periods presented:

	Cornerstone Family Services, Inc.	StoneMor Partners L.P.
	Three months ended March 31,
	2004	2005
	(in thousands)
Statement of Operations Data:
Revenues:
Cemetery	$17,969	$20,486
Funeral home	499	621

Total	18,468	21,107

Costs and Expenses:
Cost of goods sold:
Land and crypts	828	963
Perpetual care	633	615
Merchandise	763	1,295
Cemetery expense	4,673	4,717
Selling expense	3,855	4,226
General and administrative expense	2,483	2,378
Corporate overhead	2,435	3,075
Depreciation and amortization	1,265	845
Funeral home expense	432	434
Interest expense	2,532	1,581
Income taxes (benefit)	(43)	220

Net income (loss)	$(1,388)	$758

The following table presents supplemental operating data as of the periods presented:

	Cornerstone Family Services, Inc.	StoneMor Partners L.P.
	Three months ended March 31,
	2004	2005
Operating Data:
Interments Performed	6,038	5,978
Cemetery revenues per interment performed	2,976	3,427

Interment rights sold (1):
Lots	2,926	2,207
Mausoleum crypts (including pre-construction)	484	421

Niches	95	104

Total interment rights sold	3,505	2,732

Number of contracts written	11,570	10,782
Aggregate contract amount, in thousands (excluding interest)	22,680	21,429
Average amount per contract (excluding interest)	1,960	1,987

Number of pre-need contracts written	5,225	4,495
Aggregate pre-need contract amount, in thousands (excluding interest)	14,721	13,337
Average amount per pre-need contract (excluding interest)	2,732	2,967

Number of at-need contracts written	6,345	6,287
Aggregate at-need contract amount, in thousands	7,959	8,092
Average amount per at-need contract	1,254	1,287

(1)	Net of cancellations. Counts the sale of a double-depth burial lot as the sale of two interment rights.

Three Months Ended March 31, 2005 versus Three Months Ended March 31, 2004

Cemetery Revenues. Cemetery revenues were $20.5 million in the first three months of 2005, an increase of $2.5 million, or 13.9%, as compared to $18.0 million in the first three months of 2004. Cemetery revenues from pre-need sales, including interest income from pre-need installment contracts and investment income from trusts, were $12.5 million in the first three months of 2005, an increase of $3.2 million, or 34.4%, as compared to $9.3 million in the first three months of 2004. The increase primarily resulted from more casket deliveries ($1.4 million), more marker and marker base deliveries ($1.0 million), and more vault deliveries ($0.3 million). An additional contribution to the increase in cemetery revenues from pre-need sales was higher accumulated earnings from merchandise trusts allocated to the pre-need products delivered during the first three months of 2005. Total revenues from merchandise and perpetual care trusts for the first three months of 2005 were higher by $0.5 million than the same period in 2004.

Cemetery revenues from at-need sales in the first three months of 2005 were $7.9 million, an increase of $0.4 million, or 5.3%, as compared to $7.5 million in the first three months of 2004. The increase in cemetery revenues from at-need sales was primarily attributable to higher sales of monument bases and markers of $0.2 million and higher sales of at-need interment rights of $0.2 million.

Other cemetery revenues were $0.1 million in the first three months of 2005, a decrease of $1.0 million, or 90.9%, from $1.1 million in the first three months of 2004. The decrease in other cemetery revenues was primarily attributable to a decrease in one-time sales of undeveloped land for net proceeds of $0.8 million.

Costs of Goods Sold. Cost of goods sold was $2.9 million in the first three months of 2005, an increase of $0.7 million, or 31.8%, as compared to $2.2 million in the first three months of 2004. As a percentage of cemetery revenues, cost of goods sold increased to 14.0% in the first three months of 2005 from 12.4% in the first three months of 2004. The increase in cost of goods sold as a percentage of cemetery revenues was attributable to the lower gross profit margin achieved on the sale of interment rights (lots and mausoleums) related to the cost of the land or mausoleum sold. The gross profit margin on lots was 68.6% in the first three months of 2005 as compared to 72.8% in the first three months of 2004. The gross profit margin on mausoleums was 67.3% in the first three months of 2005, as compared to 68.7% in the first three months of 2004.

Selling Expense. Total selling expense was $4.2 million in the first three months of 2005, an increase of $0.3 million, or 7.7% as compared to $3.9 million in the first three months of 2004. Sales commissions and other compensation expenses contributed $3.2 million to total selling expense during the first three months of 2005, an increase of $0.6 million, or 23.1%, compared to $2.6 million in the first three months of 2004. As a percentage of pre-need sales, sales commissions and other compensation expenses were 33.6% in the first three months of 2005, as compared to 41.9% in the first three months of 2004, due to the composition of the contracts serviced.

Cemetery Expense. Cemetery expense was $4.7 million in the first three months of 2005, unchanged from the same period in 2004, as we performed approximately the same number of interments in both periods.

General and Administrative Expense. General and administrative expense was $2.4 million in the first three months of 2005, a decrease of $0.1 million, or 4.0%, as compared to $2.5 million in the first three months of 2004. The decrease was primarily attributable to a decrease in insurance costs of $0.1 million.

Funeral Home Revenues and Expense. Funeral home revenues were $0.6 million in the first three months of 2005, an increase of $0.1 million, or 20.0%, as compared to $0.5 million in the first three months of 2004. The primary reason for the increase was a result of the number of services performed, 189 in first three months of 2005 compared to 166 in the same period of 2004. Funeral home expense was $0.4 million in the first three months of 2005, unchanged from 2004.

Corporate Overhead. Corporate overhead was $3.1 million in the first three months of 2005, an increase of $0.7 million, or 29.2%, as compared to $2.4 million in the first three months of 2004. The increase was primarily related to an increase of $0.4 million in professional fees related to tax preparation and internal control documentation and an increase of $0.2 million in directors’ and officers’ insurance premiums.

Depreciation and Amortization. Depreciation and amortization was $0.8 million in the first three months of 2005, a decrease of $0.5 million, or 38.5%, as compared to $1.3 million in the first three months of 2004. The decrease was primarily attributable to decreased amortization of our debt issuance costs, the majority of which we wrote off in conjunction with our initial public offering on September 20, 2004.

Interest Expense. Interest expense was $1.6 million in the first three months of 2005, a decrease of $0.9 million, or 36.0%, as compared to $2.5 million in the first three months of 2004. This decrease is attributable to the completion of our September 20, 2004 initial public offering of which we used a portion of the proceeds to reduce our outstanding debt from $122.7 million at March 31, 2004 to $80.0 million at March 31, 2005, and reduced our borrowing rate from 8.0% per annum to 7.66% per annum by issuing and selling $80.0 million aggregate principal amount of senior secured notes, the proceeds of which were used to repay our former credit facility.

Provision (Benefit) for Income Taxes. Provision for income taxes was $0.2 million in the first three months of 2005 as compared to a benefit for income taxes of $43,000 during the first three months of 2004. The change in provision (benefit) for income taxes was primarily due to the change in tax status from a corporation to a partnership.

StoneMor Partners L.P. is treated as a partnership for federal income taxes purposes.

Net Income(Loss). Net income was $0.8 million during the first three months of 2005, an increase of $2.2 million, or 157.1%, as compared to a net loss of $1.4 million during the first three months of 2004. The increase in net income was primarily attributable to the increase in operating profit of $1.5 million, a decrease in interest expense of $0.9 million, partially offset by an increase in the provision for income taxes of $0.2 million.

Deferred Cemetery Revenue. Deferred cemetery revenues, net, decreased $0.2 million, or 0.2% in the first three months of 2005, from $127.4 million as of December 31, 2004 to $127.2 million. In the comparable period in 2004, deferred cemetery revenues, net, increased $7.3 million, or 6.3%, from $115.2 million as of December 31, 2003 to $122.5 million as of March 31, 2004. The net decrease in the first three months of 2005 was primarily attributable to an increase in delivery of pre-need cemetery products and services that were sold in prior periods. In the three months ended March 31, 2005, we added $10.2 million in pre-need sales of cemetery merchandise and services, net of deferred costs and cancellations, to our pre-need sales backlog which was offset by revenues recognized, net of costs, of $6.6 million, including accumulated merchandise trust earnings related to the delivery and performance of pre-need cemetery merchandise and services. In the three months ended March 31,

2004, we added $11.5 million in pre-need sales of cemetery merchandise and services, net of deferred costs and cancellations, to our pre-need sales backlog which was offset by revenues recognized, net of costs, of $7.3 million, including accumulated merchandise trust earnings related to the delivery and performance of pre-need cemetery merchandise and services.

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

Cash Flow from Operating Activities. Cash flows from operating activities were $3.3 million in the first three months of 2005 compared to cash used in operating activities of $0.1 million during the first three months of 2004. Cash flows from operating activities in the first three months of 2005 included payments of approximately $1.5 million for corporate bonuses that were earned and expensed in 2004 but paid in the first three months of 2005. Cash used in operating activities in the first three months of 2004 were $0.1 million and included payments of $1.7 million for corporate bonuses that were earned and expensed in 2003 but paid in the first three months of 2004 and $1.0 million of professional fees paid related to our initial public offering which was completed on September 20, 2004. The remaining change in cash outflows was primarily attributable to the net income of $1.0 million recorded during the first three months of 2005 as compared to a net loss of $1.4 million during the first three months of 2004 and changes in working capital.

Cash Flow from Investing Activities. Net cash used in investing activities was $1.0 million in the first three months of 2005, an increase of $0.5 million, as compared to $0.5 million in the first three months of 2004. This increase was primarily attributable to an increase in expenditures for upgrades to our vault manufacturing plant of $0.3 million and an increase in acquisition of vault installation equipment of $0.2 million.

Cash Flow from Financing Activities. Net cash used in financing activities was $4.4 million in the first three months of 2005 as compared to cash provided in financing activities of $0.6 million in the first three months of 2004. The cash flow used in investing activities was primarily attributable to the February payment of our fourth quarter 2004 unit holder distribution of $4.4 million. The additional change in cash flows is attributable to net borrowings of $0.6 million under our former credit facility in the first three months of 2004.

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

Borrowings under the credit agreement rank pari passu with all of our other senior secured debt, including the senior secured notes issued concurrently with our initial public offering, subject to the description of the collateral securing the credit agreement described below. Borrowings under the credit agreement are guaranteed by the partnership and our general partner.

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

The credit agreement prevents us from declaring dividends or distributions if any event of default, as defined in the new credit agreement, occurs or would result from such declaration. The following will be an event of default under the credit agreement:

•	failure to pay any principal, interest, fees, expenses or other amounts when due;

•	failure of any of our representations and warranties to be materially correct;

•	failure to observe any covenant included in the credit agreement beyond specified cure periods in specified cases;

•	the occurrence of a default under other indebtedness of the partnership, our general partner, our operating company or any of our other subsidiaries;

•	the occurrence of specified bankruptcy or insolvency events involving the partnership, our operating company, our general partner or our other subsidiaries;

•	a change of control; or

•	the entry of judgments against the partnership, our general partner, our operating company or any of our other subsidiaries in excess of certain allowances.

Change of control is defined in the credit agreement as the occurrence of any of the following events:

•	any two of our chairman, chief executive officer or chief financial officer on the date of the credit agreement cease to hold such positions unless approved by the lenders under the credit agreement;

•	any person or group that did not hold any equity interests in the general partner or the partnership on the date of the credit agreement acquires 20% or more of the equity interests in the partnership or the general partner;

•	the general partner ceases to be our sole general partner;

•	the partnership ceases to own 100% of the operating company; or

•	the operating company ceases to own 100% of the other borrowers.

The credit agreement contains financial covenants requiring us to maintain, on a rolling four-quarter basis:

•	a ratio of consolidated cash flow, as defined in the credit agreement, to consolidated interest expense of not less than 3.5 to 1.0 for the four most recent quarters;

•	a ratio of total funded debt on the last day of each quarter to consolidated cash flow of not more than 3.5 to 1.0 for the four most recent quarters (except as described below); and

•	consolidated cash flow of at least $21.0 million. Our minimum consolidated cash flow will be increased by 80% of any consolidated cash flow acquired in an acquisition.

The credit agreement was amended in November 2004 to amend the leverage ratio from 3.5 to 1 to 3.75 to 1 until September 30, 2005.

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

The senior secured notes limit the ability of the partnership, our general partner, our operating company and any of our other subsidiaries, among other things, to:

•	enter into a new line of business;

•	enter into any agreement of merger or acquisition;

•	sell, transfer, assign or convey assets;

•	grant certain liens;

•	incur or guarantee additional indebtedness;

•	make certain loans, advances and investments;

•	declare and pay dividends and distributions;

•	enter into certain leases;

•	enter into transactions with affiliates; and

•	make voluntary payments or modifications of indebtedness.

The note purchase agreement also contains financial covenants requiring us to maintain, on a rolling four-quarter basis:

•	a ratio of consolidated cash flow, as defined in the note purchase agreement, to consolidated interest expense of not less than 3.5 to 1.0 for the four most recent quarters;

•	a ratio of total funded debt on the last day of each quarter to consolidated cash flow of not more than 3.5 to 1.0 for the four most recent quarters (except as described below); and

•	consolidated cash flow of at least $21.0 million. Our minimum consolidated cash flow will be increased by 80% of any consolidated cash flow acquired in an acquisition.

The note purchase agreement was amended in November 2004 to amend the leverage ratio from 3.5 to 3.75 to 1 until September 30, 2005.

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

Intercreditor and Collateral Agency Agreement. In connection with the closing of the credit facility and the private placement of the senior secured notes, our general partner, the partnership, our operating company, our other subsidiaries, the lenders under the new credit facility, the holders of the senior secured notes and Fleet National Bank, as collateral agent, entered into an intercreditor and collateral agency agreement setting forth the rights and obligations of the parties to the agreement as they relate to the collateral securing the new credit facility and the senior secured notes.

Capital Expenditures

The following table summarizes total maintenance capital expenditures and expansion capital expenditures, including for the construction of mausoleums and for acquisitions, for the periods presented (in thousands):

	Cornerstone Family Services, Inc.	StoneMor Partners L.P.
	Three Months Ended March 31,
	2004	2005
Maintenance capital expenditures	$272	$746
Expansion capital expenditures	230	227

Total capital expenditures	$502	$973

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The information presented below should be read in conjunction with the notes to our unaudited condensed consolidated financial statements included under “Item 1 – Financial Statements.”

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

Interest-bearing Investments. Our fixed-income securities subject to market risk consist primarily of investments in merchandise trusts and perpetual care trusts. As of March 31, 2005, fixed-income securities represented 53.2% of the funds held in merchandise trusts and 65.3% of the funds held in perpetual care trusts. The aggregate quoted market value of these fixed-income securities was $58.5 million and $82.6 million in merchandise trusts and perpetual care trusts, respectively, as of March 31, 2005. Each 1% change in interest rates on these fixed-

income securities would result in changes of approximately $0.6 million and $0.8 million in the fair market values of the securities held in merchandise trusts and perpetual care trusts, respectively, based on discounted expected future cash flows. If these securities are held to maturity, no change in fair market value will be realized.

Our money market and other short-term investments subject to market risk consist primarily of investments held in merchandise trusts and perpetual care trusts. As of March 31, 2005, these investments accounted for approximately 10.0% and 7.8% of the funds held in merchandise trusts and perpetual care trusts, respectively. The fair market value of these investments was $11.0 million and $9.9 million in merchandise trusts and perpetual care trusts, respectively, as of March 31, 200. Each 10% change in average interest rates applicable to these investments would result in changes of approximately $1.1 million and $1.0 million, respectively; in the aggregate fair market values of the perpetual care investments and the merchandise trust investments.

Marketable Equity Securities. Our marketable equity securities subject to market risk consist primarily of investments held in merchandise trusts and in the case of perpetual care trusts, investments in real estate investment trusts, or REITs. As of March 31, 2005, marketable equity securities represented 36.8% of funds held in merchandise trusts and 26.9% of funds held in perpetual care trusts. The aggregate fair market value of these marketable equity securities was $40.5 million and $34.0 million in merchandise trusts and perpetual care trusts, respectively, as of March 31, 2005, based on final quoted sales prices. Each 10% change in the average market prices of the equity securities would result in a change of approximately $4.1 million and $3.4 million in the fair market value of securities held in merchandise trusts and perpetual care trusts, respectively.

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

Item 4. Controls and Procedures

The Company periodically reviews the design and effectiveness of its disclosure controls and procedures (as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and internal control over financial reporting (as defined in Rules 13a – 15(f) and 15(d) –15(f) under the Exchange Act). The Company makes modifications to improve the design and effectiveness of its disclosure controls and internal control structure, and may take other corrective action, if its reviews identify a need for such modifications or actions.

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

In accordance with Rules 13a – 15 and 15d – 15 under the Exchange Act, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of the end of the period covered by this quarterly report on Form 10-Q, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis as provided in the Securities and Exchange Commission rules and forms. There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II – Other Information

I tem 1. Legal Proceedings

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Partnership has had no sales, grants or repurchases of equity securities during the three months ended March 31, 2005.

Proceeds received:
Sale of 4,226,250 common units at $20.50 per unit	$86,638
Issuance of senior secured notes	80,000

Total proceeds received	$166,638

Use of proceeds from sale of common units
Underwriting discount	$5,849
Professional fees and other offering costs	9,364
Repayment of debt and accrued interest	56,361
Redemption of 551,250 units from CFSI LLC	5,255
Construction of mausoleum and lawn crypts, purchase of burial vault installation equipment, and reorganization taxes	2,003
Reserve for general partnership purposes	7,806

Total use of proceeds from the sale of common units	$86,638

Use of proceeds from the issuance of senior secured notes
Private placement fee	$1,076
Other debt issuance costs	215
Repayment of debt	78,709

Total use of proceeds from the issuance of senior secured notes	80,000

Total use of proceeds	$166,638

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

I tem 6. Exhibits

The following documents are filed or, if so indicated below, furnished as exhibits to this quarterly report on Form 10-Q.

Exhibit Number	Description
3.1	Certificate of Limited Partnership of StoneMor Partners L.P. (incorporated by reference to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 9, 2004 (Exhibit 3.1)).

3.2	First Amended and Restated Agreement of Limited Partnership of StoneMor Partners L.P., dated as of September 20, 2004 (incorporated by reference to Exhibit 3.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004)

4.1	Note Purchase Agreement by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, each of the subsidiaries listed on the signature pages thereof and SFT I, Inc., The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company, dated as of September 20, 2004 (incorporated by reference to Exhibit 4.1 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004)

4.1.1	First Amendment to Note Purchase Agreement by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, each of the subsidiaries listed on the signature pages thereof and SFT I, Inc., The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company, dated as of November 12, 2004 (incorporated by reference to Exhibit 4.1.1 of Registrant’s Annual Report on Form 10-K for its year ended December 31, 2004)

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer President and Chairman of the Board of Directors

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of William R. Shane, Executive Vice President and Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith)

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of William R. Shane, Executive Vice President and Chief Financial Officer (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STONEMOR PARTNERS L.P.
By: StoneMor GP LLC
its general partner

May 16, 2005	/s/ Lawrence Miller
Lawrence Miller
Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

May 16, 2005	/s/ William R. Shane
William R. Shane
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description
3.1	Certificate of Limited Partnership of StoneMor Partners L.P. (incorporated by reference to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 9, 2004 (Exhibit 3.1)).

3.2	First Amended and Restated Agreement of Limited Partnership of StoneMor Partners L.P., dated as of September 20, 2004 (incorporated by reference to Exhibit 3.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004)

4.1	Note Purchase Agreement by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, each of the subsidiaries listed on the signature pages thereof and SFT I, Inc., The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company, dated as of September 20, 2004 (incorporated by reference to Exhibit 4.1 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004)

4.1.1	First Amendment to Note Purchase Agreement by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, each of the subsidiaries listed on the signature pages thereof and SFT I, Inc., The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company, dated as of November 12, 2004 (incorporated by reference to Exhibit 4.1.1 of Registrant’s Annual Report on Form 10-K for its year ended December 31, 2004)

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer President and Chairman of the Board of Directors

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of William R. Shane, Executive Vice President and Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith)

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of William R. Shane, Executive Vice President and Chief Financial Officer (furnished herewith)