Form 10-Q
period 2005-06-30
STONEMOR PARTNERS LP
filed 2005-08-15
CIK 1286131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2005

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

The number of the registrant’s outstanding common units at August 12, 2005 was 4,239,782.

Index – Form 10-Q

Part I – Financial Information

Item 1. Financial Statements

StoneMor Partners L.P.

Successor to Cornerstone Family Services, Inc. (Predecessor)

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(unaudited)

	December 31, 2004	June 30, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,474	$10,848
Accounts receivable, net of allowance	25,479	26,670
Prepaid expenses	1,778	2,785
Other current assets	861	1,968

Total current assets	42,592	42,271

LONG-TERM ACCOUNTS RECEIVABLE - net of allowance	32,402	31,308
CEMETERY PROPERTY	150,215	149,467
PROPERTY AND EQUIPMENT	22,616	22,750
MERCHANDISE TRUSTS, restricted, at fair value	114,798	109,172
PERPETUAL CARE TRUSTS, restricted, at fair value	127,949	129,209
DEFERRED FINANCING COSTS - net of accumulated amortization	2,551	2,378
OTHER ASSETS	1,344	1,368

TOTAL ASSETS	494,467	487,923

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	6,136	5,516
Accrued interest	162	174

Total current liabilities	6,298	5,690

LONG-TERM DEBT	80,000	81,600
DEFERRED CEMETERY REVENUES, net	127,426	128,788
MERCHANDISE LIABILITY	37,477	33,528

Total liabilities	251,201	249,606

COMMITMENTS AND CONTINGENCIES
NON-CONTROLLING INTEREST IN PERPETUAL CARE TRUSTS	127,949	129,209

PARTNERS’ EQUITY
General partner	1,663	1,538
Limited partners:
Common	72,892	69,850
Subordinated	40,762	37,720

Total common stockholders’ / partners’ equity	115,317	109,108

TOTAL LIABILITIES AND PARTNERS’ EQUITY	$494,467	$487,923

See Accompanying Notes to the Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Successor to Cornerstone Family Services, Inc. (Predecessor)

Condensed Consolidated Statement of Operations

(in thousands, except unit data)

(unaudited)

	Cornerstone Family Services, Inc.	StoneMor Partners L.P.	Cornerstone Family Services, Inc.	StoneMor Partners L.P.
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Revenues:
Cemetery	$25,127	$24,883	$43,096	$45,369
Funeral home	513	529	1,012	1,150

Total revenues	25,640	25,412	44,108	46,519

Costs and Expenses:
Cost of goods sold (exclusive of depreciation shown seperately below):
Land and crypts	1,396	1,625	2,224	2,588
Perpetual care	717	792	1,350	1,407
Merchandise	1,859	1,193	2,622	2,488
Cemetery expense	5,061	5,611	9,734	10,328
Selling expense	5,690	5,312	9,545	9,538
General and administrative expense	2,381	2,544	4,864	4,922
Corporate overhead	2,556	3,517	4,991	6,592
Depreciation and amortization	1,216	1,023	2,481	1,868
Funeral home expense	458	436	890	870

Total cost and expenses	21,334	22,053	38,701	40,601

OPERATING PROFIT	4,306	3,359	5,407	5,918

INTEREST EXPENSE	2,752	1,588	5,284	3,169

INCOME / (LOSS) BEFORE INCOME TAXES	1,554	1,771	123	2,749

INCOME TAXES (BENEFIT):
State and franchise taxes	402	204	714	244
Federal	579	95	224	275

Total income taxes (benefit)	981	299	938	519

NET INCOME (LOSS)	$573	$1,472	$(815)	$2,230

Net income per limited partner unit for the three months and six months ended June 30, 2005

Net income		$1,472		$2,230
General partner’s interest in net income for the period		$28		$45

Limited partners’ interest in net income for the period
Common		$722		$1,093
Subordinated		$722		$1,093

Net income per limited partner unit (basic and diluted)		$.17		$.26

Weighted average number of limited partners’ units outstanding (basic and diluted)		8,480		8,480

See Accompanying Notes to the Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Successor to Cornerstone Family Services, Inc. (Predecessor)

Condensed Consolidated Statement of

Partners’ Equity

(in thousands)

(unaudited)

	Partners’ Capital				Total
	Limited Partners			General Partner
	Common	Subordinated	Total
Balance, December 31, 2004	$72,892	$40,762	$113,654	$1,663	$115,317
Net Income (unaudited)	371	371	742	16	758
Cash distribution (unaudited)	(2,174)	(2,174)	(4,348)	(90)	(4,438)

Balance, March 31, 2005 (unaudited)	$71,089	$38,959	$110,048	$1,589	$111,637
Net Income (unaudited)	722	722	1,444	28	1,472
Cash distribution (unaudited)	(1,961)	(1,961)	(3,922)	(79)	(4,001)

Balance, June 30, 2005 (unaudited)	$69,850	$37,720	$107,570	$1,538	$109,108

See Accompanying Notes to the Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Successor to Cornerstone Family Services, Inc. (Predecessor)

Condensed Consolidated Statement of Cash Flows

(in thousands)

(unaudited)

	Six months ended June 30,
	2004	2005
OPERATING ACTIVITIES:
Net income (loss)	$(815)	$2,230
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activity:
Cost of lots sold	2,671	2,018
Depreciation and amortization	2,481	1,868
Deferred income tax (benefit)	(76)	—
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(1,673)	(97)
Merchandise trust fund	(1,249)	3,751
Prepaid expenses	196	(1,007)
Other current assets	29	(242)
Other assets	(6,730)	(18)
Accounts payable and accrued and other liabilities	3,347	(607)
Deferred cemetery revenue	4,578	3,237
Merchandise liability	(3,126)	(3,956)

Net cash provided by (used in) operating activities	(367)	7,177

INVESTING ACTIVITIES:
Cost associated with potential business acquisitions	—	(673)
Additions to cemetery property	(2,390)	(1,485)
Acquisitions of property and equipment	(1,005)	(1,628)

Net cash used in investing activities	(3,395)	(3,786)

FINANCING ACTIVITIES:
Cash distribution	—	(8,439)
Additional borrowings on long-term debt	4,000	1,600
Repayments of long-term debt	(3,746)	—
Cost of financing activities	—	(178)

Net cash provided by (used in) financing activities	254	(7,017)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,508)	(3,626)
CASH AND CASH EQUIVALENTS - Beginning of period	5,554	14,474

CASH AND CASH EQUIVALENTS - End of period	$2,046	$10,848

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$5,062	$3,151

Cash paid during the period for income taxes	$650	$728

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

Interim Financial Data—The interim financial data are unaudited. However, in the opinion of management, the interim financial data as of June 30, 2005 and for the six months ended June 30, 2004 include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for a full year.

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

Proceeds received:
Sale of 4,226,250 common units at $20.50 per unit	$86,638
Issuance of senior secured notes	80,000

Total proceeds received	$166,638

Use of proceeds from sale of common units
Underwriting discount	$5,849
Professional fees and other offering costs	9,542
Repayment of debt and accrued interest	56,361
Redemption of 551,250 units from CFSI LLC	5,255
Construction of mausoleum and lawn crypts, purchase of burial vault installation equipment, and reorganization taxes	3,880

Reserve for general partnership purposes	5,751

Total use of proceeds from the sale of common units	$86,638

Use of proceeds from the issuance of senior secured notes
Private placement fee	$1,076
Other debt issuance costs	215
Repayment of debt	78,709

Total use of proceeds from the issuance of senior secured notes	80,000

Total use of proceeds	$166,638

Summary of Significant Accounting Policies —Significant accounting policies followed by the Company, as summarized below, are in conformity with accounting principles generally accepted in the United States of America.

Principles of Consolidation—The condensed consolidated financial statements include the accounts of each of the Company’s subsidiaries and the operations of 7 managed cemeteries that the Company operates under long-term management contracts as of June 30, 2005. Prior to September 2004 we operated 12 cemeteries under management agreements and have subsequently converted five of these cemetery associations (one in September 2004 and 4 in April, 2005), into for-profit entities owned by us and ceased operating these cemeteries under management agreements. Intercompany balances and transactions have been eliminated in consolidation.

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

Total revenues derived from the cemeteries under long term management contracts totaled approximately $9.9 million and $9.4 million for the six months ended June 30, 2004 and 2005, respectively.

Cemetery Operations—Sales of at-need cemetery interment rights, merchandise and services are recognized when the service is performed or merchandise is delivered. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (SAB No. 104) and the retail land sales provisions of Statement of Financial Accounting Standards No. 66, Accounting for the Sale of Real Estate (SFAS No. 66), revenues from pre-need sales of burial lots and constructed mausoleum crypts and lawn crypts are deferred until at least 10% of the sales price has been collected. At the time of the sale, an allowance for customer cancellations is established, which reduces the amount of accounts receivable, net and deferred cemetery revenues, net or cemetery revenue recognized, based on management’s estimates of expected cancellations and historical experiences. Historically, the cancelled contracts represent approximately 10% of the pre-need sales (based on contract dollar amounts). Revenues from the pre-need sale of unconstructed mausoleum and lawn crypts are deferred until at least 10% of the sales price has been collected, at which point revenues are recognized using the percentage-of-completion method of accounting, also in accordance with SFAS No. 66. Revenues related to the pre-need sale of merchandise and services are deferred until such merchandise is delivered or such services are performed.

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

The Company records a merchandise liability at the time it enters into a pre-need contract with a customer at the estimated cost to purchase the merchandise or provide the service. The merchandise liability is reduced when payment for the merchandise is made by the Company and title to the merchandise is transferred to the customer. Subsequently, the merchandise is either installed or stored, at the direction of the customer, at the vendor’s warehouse or a third-party warehouse at no additional cost to us. The merchandise liability is also reduced when the contracted service is performed by the Company. Allowances for customer cancellations arising from non-payment are provided at the date of sale based upon management’s estimates of expected cancellations and historical experience. Actual cancellation rates in the future may result in a change in estimate. Actual cancellations did not vary significantly from the estimates of expected cancellations at June 30, 2004 and June 30, 2005.

Pursuant to state law, a portion of the proceeds from cemetery merchandise or services sold on a pre-need basis is required to be paid into merchandise trusts. The Company defers investment earnings generated by the assets in these merchandise trusts (including realized gains and losses) until the associated merchandise is delivered or the services are performed. The fair value of the funds held in merchandise trusts at December 31, 2004 and June 30, 2005 was approximately $114.8 million and $109.2 million, respectively (see Note 5). In accordance with industry practice for periods ending prior to March 31, 2004, the Company did not consolidate these trust funds in the financial statements as the Company was not considered to have complete controlling financial interest in these trusts and the Company did not bear all of the risks and rewards of these trusts’ assets. However, the principal of the funds held in merchandise trusts was reflected during these periods as due from merchandise trusts at cost on the Company’s consolidated balance sheets and the earnings thereon are reflected in deferred cemetery revenues, net until such principal and earnings are recognized as revenues. As of March 31, 2004, the Company adopted Financial Accounting Standards Board Interpretation No. 46 and 46R (FIN 46R) which resulted in the consolidation of the merchandise trusts on the Company’s consolidated balance sheet at fair value (See Note 1, Accounting Change).

A portion of the proceeds from the sale of cemetery property is required by state law to be paid into perpetual care trusts. Earnings from the perpetual care trusts are recognized in current cemetery revenues and are used to defray cemetery maintenance costs, which are expensed as incurred. Funds held in perpetual care trusts at December 31, 2004 and June 30, 2005 were $127.9 million and $129.2 million, respectively (see Note 6). As of March 31, 2004, the Company adopted FIN 46 and FIN 46R which resulted in the consolidation of the perpetual care trusts on the Company’s consolidated balance sheet at fair value (See Note 1, Accounting Change).

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

Inventories—Inventories, classified as other current assets on the Company’s consolidated balance sheets, include cemetery and funeral home merchandise and are valued at the lower of cost or net realizable value. Cost is determined primarily on a specific identification basis on a first-in, first-out basis. Inventories were approximately $0.8 million and $1.0 million at December 31, 2004 and June 30, 2005, respectively.

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

For the six months ended June 30, 2004 and 2005, depreciation expense was $1.7 million and $1.5 million, respectively.

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

New Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (FAS 123R), which replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation” (FAS 123) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under FAS 123, no longer will be an alternative to financial statement recognition. We are required to adopt FAS 123R on January 1, 2006. Under FAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of FAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. As we issue options in the future, we will treat them in accordance with FAS 123R.

In March 2004, the FASB issued Emerging Issues Task Force (“EITF”) 03-1, “Impairment and Its Application to Certain Investments.” EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued Staff Position EITF 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investments and securities that are impaired. The disclosure guidance included in EITF 03-1 remains effective. The Company is continuing to evaluate the impact of EITF 03-1. The amount of other than temporary impairment, if any, will depend on market conditions, management’s intent and ability to hold investments until a forecasted recovery and the finalization of the proposed guidance by the FASB. This pronouncement as it relates to the Company’s trusts will have no impact on net earnings.

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

Segment Reporting and Related Information—The Company has one reportable segment, death care services.

Disclosure of reported segment revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
	(in thousands)		(in thousands)
Revenues:
Cemetery:
Sales	$15,881	$14,699	$24,619	$26,039
Services and other	5,535	5,508	11,986	10,909
Investment, including realized gains from merchandise trusts and receivables	2,819	3,678	5,151	6,467
Deferred margin, recognized	892	998	1,340	1,954

	25,127	24,883	43,096	45,369
Funeral home revenues	513	529	1,012	1,150

Total revenues	$25,640	$25,412	$44,108	$46,519

2. LONG-TERM ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

Long-term accounts receivable, net, consist of the following:

	December 31, 2004	June 30, 2005
	(in thousands)
Customer receivables	$74,123	$74,332
Unearned finance income	(7,294)	(7,124)
Allowance for contract cancellations	(8,948)	(9,230)

	57,881	57,978
Less: current portion - net of allowance	25,479	26,670

Long-term portion - net of allowance	$32,402	$31,308

Activity in the allowance for contract cancellations is as follows:

	December 31, 2004	June 30, 2005
	(in thousands)
Balance - Beginning of period	$8,806	$8,948
Reserve on acquired contracts	—	—
Provision for cancellations	6,681	3,639
Charge-offs - net	(6,539)	(3,357)

Balance - End of period	$8,948	$9,230

3. CEMETERY PROPERTY

Cemetery property consists of the following:

	December 31, 2004	June 30, 2005
	(in thousands)
Developed land	$21,684	$20,873
Undeveloped land	98,075	98,075
Mausoleum crypts and lawn crypts	30,456	30,519

Total	$150,215	$149,467

4. PROPERTIES AND EQUIPMENT

Major classes of property and equipment follow:

	December 31, 2004	June 30, 2005
	(in thousands)
Building and improvements	$20,829	$21,470
Furniture and equipment	19,353	20,364

	40,182	41,834
Less: accumulated depreciation	(17,566)	(19,084)

Property and equipment - net	$22,616	$22,750

5. PRE-NEED MERCHANDISE AND SERVICES AND MERCHANDISE TRUSTS.

Cemetery—In connection with the pre-need sale of cemetery interment rights, merchandise and services, the customer typically enters into an installment contract with the Company. The contract is usually for a period not to exceed 60 months with payments of principal and interest required. Interest is imputed for contracts that do not bear a market rate of interest (at a rate of 5.75% during the year ended December 31, 2004 and 6.75% during the six months ended June 30, 2005). The Company establishes an allowance for cancellations due to non-payment at the date of sale based on historic experience and management’s estimates. The allowance is reviewed quarterly and changes in estimates are reflected for current and prior contracts as a result of recent cancellation experience. Actual cancellation rates in the future may result in a change in estimate.

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

At December 31, 2004, the cost and market value associated with the assets held in merchandise trusts follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
	(In Thousands)
Short-term investment	$9,474	$—	$—	$9,474
Fixed maturities:
U.S. Government and federal agency	3,152	20	(32)	3,140
U.S. State and local government agency	1,729	19	(4)	1,744
Corporate debt securities	5,465	26	(116)	5,375
Other debt securities	62,057	640	(173)	62,524

Total fixed maturities	72,403	705	(325)	72,783

Equity securities	30,941	1,973	(373)	32,541

Total	$112,818	$2,678	$(698)	$114,798

At June 30, 2005, the cost and market value associated with the assets held in merchandise trusts follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
	(In Thousands)
Short-term investment	$11,970	$—	$—	11,970
Fixed maturities:
U.S. Government and federal agency	3,015	9	(30)	2,994
U.S. State and local government agency	1,568	15	(4)	1,579
Corporate debt securities	5,335	19	(165)	5,189
Other debt securities	45,909	182	(610)	45,481

Total fixed maturities	55,827	225	(809)	55,243

Equity securities	41,270	1,106	(417)	41,959

Total	$109,067	$1,331	$(1,226)	$109,172

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at June 30, 2005 is presented below:

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Fixed maturities:
U.S. Government and federal agency	$1,249	$13	$1,073	$17	$2,322	$30
U.S. State and local government agency	—	—	468	4	468	4
Corporate debt securities	2,082	68	1,369	97	3,451	165
Other debt securities	11,072	331	17,867	279	28,939	610

Total fixed maturities	14,403	412	20,777	397	35,180	809

Equity securities	6,074	365	587	52	6,661	417

Total	$20,477	$777	$21,364	$449	$41,841	$1,226

The Company considers various factors when considering if a decline in fair value of an asset is other than temporary, including but not limited to the length of time and magnitude of the unrealized loss; the volatility of the investment; the credit ratings of the issuers of the investments; and the Company’s intentions to sell or ability to hold the investments. At June 30, 2005, the Company has concluded that the declines in the fair values of the Company’s investments in fixed maturities and equity securities held by the merchandise trusts are temporary.

At December 31, 2004 and June 30, 2005, realized investment earnings related to funds held in merchandise trusts that were deferred were $21.5 million, and $22.3 million, respectively. The realized investment earnings recognized in the consolidated statements of operations as cemetery revenues related to these merchandise trusts were $1.6 million and $3.0 million, for the six months ended June 30, 2004 and 2005, respectively.

Funeral Home—Prearranged funeral home services provide for future funeral home services generally determined by prices prevailing at the time that the contract is signed. A portion of the payments made under funeral home pre-need contracts is placed in funeral trusts. Amounts used to defray the initial cost of administration are not placed in trust. The balance of the amounts in the trusts totaled approximately $0.7 million at December 31, 2004 and approximately $0.6 million at June 30, 2005 and are included within the merchandise trusts above. Funeral trust principal, together with investment earnings retained in trust, are deferred until the service is performed. Upon performance of the contracted funeral home service, the Company recognizes the funeral trust principal amount together with the accumulated trust earnings as funeral home revenues.

6. PERPETUAL CARE TRUSTS.

At March 31, 2004, in accordance with FIN 46R, the Company consolidated the perpetual care trusts. As a result, the Company now records the perpetual care trusts, at fair value, as trust investments.

At December 31, 2004 the cost and market value associated with the assets held in perpetual care trust follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
	(In Thousands)
Short-term investment	$11,368	$—	$—	$11,368
Fixed maturities:
U.S. Government and federal agency	3,468	7	(24)	3,451
U.S. State and local government agency	2,195	32	(13)	2,214
Corporate debt securities	10,148	615	(193)	10,570
Other debt securities	70,172	3,207	(4)	73,375

Total fixed maturities	85,983	3,861	(234)	89,610

Equity Securities	23,162	3,878	(69)	26,971

Total	$120,513	$7,739	$(303)	$127,949

At June 30, 2005 the cost and market value associated with the assets held in perpetual care trust follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
	(In Thousands)
Short-term investment	$8,950	$—	$—	$8,950
Fixed maturities:
U.S. Government and federal agency	3,686	40	(31)	3,695
U.S. State and local government agency	1,824	23	(17)	1,830
Corporate debt securities	10,075	363	(218)	10,220
Other debt securities	66,542	1,493	(286)	67,749

Total fixed maturities	82,127	1,919	(552)	83,494

Equity Securities	33,254	3,619	(108)	36,765

Total	$124,331	$5,538	$(660)	$129,209

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at June 30, 2005 held in perpetual care trusts is presented below:

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Fixed maturities:
U.S. Government and federal agency	$1,837	$14	$872	$17	$2,709	$31
U.S. State and local government agency	435	6	759	11	1,194	17
Corporate debt securities	2,247	68	2,131	150	4,378	218
Other debt securities	150	24	5,403	262	5,553	286

Total fixed maturities	4,669	112	9,165	440	13,834	552

Equity Securities	4,979	78	1,619	30	6,598	108

Total	$9,648	$190	$10,784	$470	$20,432	$660

The Company considers various factors when considering if a decline in fair value of an asset is other than temporary, including but not limited to the length of time and magnitude of the unrealized loss; the volatility of the investment; the credit ratings of the issuers of the investments; and the Company’s intentions to sell or ability to hold the investments. At June 30, 2005 the Company has concluded that the declines in the fair values of the Company’s investments in fixed maturities and equity securities held in perpetual care trusts are temporary.

The Company recorded income from perpetual care trusts of $3.5 million for the six months ended June 30, 2004 and $3.4 million during the same period of 2005. This income is classified as cemetery revenues in the consolidated statements of operations.

7. LONG-TERM DEBT

The following is a summary of debt outstanding at:

	December 31, 2004	June 30, 2005
	(In Thousands)
Revolving Credit Line, due September 2007 (interest rate - 7.18%)	—	1,600
Senior secured notes, due 2009 (interest rate - 7.66%)	80,000	80,000

Total	80,000	81,600
Less current portion	—	—

Long-term portion	$80,000	$81,600

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

On September 20, 2004, concurrent with the closing of the Partnership’s initial public offering, StoneMor Operating LLC and its subsidiaries entered into a new $35.0 million credit facility with a group of banks. This credit facility consists of a $12.5 million revolving credit line and a $22.5 million acquisition line of credit. Borrowings under the revolving credit line are due and payable on September 20, 2007, and borrowings under the acquisition line of credit are due and payable on September 20, 2008. Depending on the type of loan, this credit facility bears interest at the Base Rate or the Eurodollar Rate, plus applicable margins ranging from 0.00% to 1% and 2.5% to 3.5% per annum, respectively, depending on our ratio of total debt to consolidated EBIDTA, as defined. The Base Rate is the higher of the federal funds rate plus 0.05% or the prime rate announced by Fleet National Bank, a Bank of America Company. The Eurodollar Rate is to be determined by the administrative agent according to the credit facility. As of June 30, 2005 we had outstanding borrowings of $1.6 million under our revolving credit line. On July 29, 2005, we borrowed an additional $0.8 million from the revolving credit line to fund working capital items.

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

Deferred financing costs as of June 30, 2005 consisted of approximately $2.9 million of debt issuance costs, less accumulated amortization of approximately $0.5 million. These costs were incurred in connection with the issuance of the Company’s senior secured notes during September 2004.

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

The provision for income taxes for the six months ended June 30, 2004 and 2005 is based upon the estimated annual effective tax rates expected to be applicable to the Company for 2004 and 2005, respectively.

9. DEFERRED CEMETERY REVENUES – NET

In accordance with SAB No. 104, the Company defers the revenues and all direct costs associated with the sale of pre-need cemetery merchandise and services until the merchandise is delivered or the services are performed. The Company also defers the costs to obtain new pre-need cemetery and new prearranged funeral business as well as the investment earnings on the prearranged services and merchandise trusts (see Note 1). At December 31, 2004 and June 30, 2005, deferred cemetery revenues, net, consisted of the following:

	December 31, 2004	June 30, 2005
	(In Thousands)
Deferred cemetery revenue	$127,296	$133,062
Deferred merchandise trust revenue	23,519	22,389
Deferred pre-acquisition margin	25,515	23,561
Deferred cost of good sold	(20,279)	(20,493)
Deferred selling and obtaining costs	(28,625)	(29,731)

Total	$127,426	$128,788

10. COMMITMENTS AND CONTINGENCIES

Legal—The Company is party to legal proceedings in the ordinary course of its business but does not expect the outcome of any proceedings, individually or in the aggregate, to have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Leases—At June 30, 2005, the Company was committed to operating lease payments for premises, automobiles and office equipment under various operating leases with initial terms ranging from one to five years and options to renew at varying terms. Expenses under operating leases were $0.3 million for the six months ended June 30, 2005 and for the six months ended June 30, 2004.

At June 30, 2005, operating leases will result in future payments in the following approximate amounts:

(in thousands)
2005	$242
2006	497
2007	512
2008	492
2009	467
Thereafter	1,660

Total	$3,870

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

Proceeds received:
Sale of 4,226,250 common units at $20.50 per unit	$86,638
Issuance of senior secured notes	80,000

Total proceeds received	$166,638

Use of proceeds from sale of common units
Underwriting discount	$5,849
Professional fees and other offering costs	9,542
Repayment of debt and accrued interest	56,361
Redemption of 551,250 units from CFSI LLC	5,255
Construction of mausoleum and lawn crypts, purchase of burial vault installation equipment, and reorganization taxes	3,880

Reserve for general partnership purposes	5,751

Total use of proceeds from the sale of common units	$86,638

Use of proceeds from the issuance of senior secured notes
Private placement fee	$1,076
Other debt issuance costs	215
Repayment of debt	78,709

Total use of proceeds from the issuance of senior secured notes	80,000

Total use of proceeds	$166,638

We are an owner and operator of cemeteries in the United States of America. As of June 30, 2005, the Company operated 133 cemeteries in 12 states, located primarily in the eastern United States of America. The Company owns 126 of these cemeteries and operates the remaining 7 under long-term management agreements with cemetery associations that own the cemeteries. As a result of the agreements and other control arrangements, StoneMor consolidates the results of the 7 managed cemeteries in our historical consolidated financial statements.

StoneMor sells cemetery products and services both at the time of death, which the Company refers to as at-need, and prior to the time of death, which the Company refers to as pre-need. During the first six months of 2005, StoneMor performed over 11,300 burials and sold more then 7,500 interment rights (net of cancellations) compared to 11,300 and 7,800, respectively for the same period of 2004.

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

We generally satisfy these delivery criteria by purchasing the merchandise and either installing it on our cemetery property or storing it, at the customer’s request, in third-party warehouses, at no additional cost to us, until the time of need. With respect to burial vaults, we install the vaults rather than storing them to satisfy the delivery criteria. When merchandise is stored for a customer, we issue a certificate of ownership to the customer to evidence the transfer to the customer of the risks and rewards of ownership.

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

Seven of our eight funeral homes are located on the grounds of one of the cemeteries that we own. As a result, we are able to combine certain general and administrative expenses that relate to both the cemetery and the funeral home at the same location. Our other funeral home operating expenses consist primarily of compensation to our funeral directors and the cost of caskets.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on the historical consolidated financial statements of Cornerstone and the historical consolidated financial statements of StoneMor. We prepared these financial statements in conformity with Accounting Principles Generally Accepted in the United States of America. The preparation of these financial statements required us to make estimates, judgments and assumptions that affected the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We based our estimates, judgments and assumptions on historical experience and known facts and other assumptions that we believed to be reasonable under the circumstances. In future periods, we expect to make similar estimates, judgments and assumptions on the same basis as we have historically. Our actual results in future periods may differ from these estimates under different assumptions and conditions. We believe that the following accounting policies or estimates had or will have the greatest potential impact on our consolidated financial statements for the periods discussed and for future periods.

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

The adoption of FIN 46R resulted in the consolidation of the merchandise trusts and perpetual care trusts in our consolidated balance sheet after such adoption, but did not change the legal relationships among the merchandise trusts, the perpetual care trusts, holders of our pre-need contracts and us. The implementation of FIN 46R had no impact on our net loss or cash flows from operating, investing or financing activities for the six months ended June 30, 2005. See Note 1 to our unaudited condensed consolidated financial statements for a further discussion of the adoption of FIN 46R.

In March 2004, the FASB issued Emerging Issues Task Force (“EITF”) 03-1, “Impairment and Its Application to Certain Investments.” EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued Staff Position EITF 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investments and securities that are impaired. The disclosure guidance included in EITF 03-1 remains effective. The Company is continuing to evaluate the impact of EITF 03-1. The amount of other than temporary impairment, if any, will depend on market conditions, management’s intent and ability to hold investments until a forecasted recovery and the finalization of the proposed guidance by the FASB. This pronouncement as it relates to the Company’s trusts will have no impact on net earnings.

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (FAS 123R), which replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation” (FAS 123) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under FAS 123, no longer will be an alternative to financial statement recognition. We are required to adopt FAS 123R on January 1, 2006. Under FAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of FAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. Currently, we have no outstanding securities that meet the definition of FAS 123R. As we issue options in the future, we will treat them in accordance with FAS 123R.

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

Results of Operations

The following table summarizes our results of operations for the periods presented:

	Cornerstone Family Services, Inc.	StoneMor Partners L.P.	Cornerstone Family Services, Inc.	StoneMor Partners L.P.
	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
	(in thousands)		(in thousands)
Statement of Operations Data:
Revenues:
Cemetery	$25,127	$24,883	$43,096	$45,369
Funeral home	513	529	1,012	1,150

Total	25,640	25,412	44,108	46,519

Costs and Expenses:
Cost of goods sold:
Land and crypts	1,396	1,625	2,224	2,588
Perpetual care	717	792	1,350	1,407
Merchandise	1,859	1,193	2,622	2,488
Cemetery expense	5,061	5,611	9,734	10,328
Selling expense	5,690	5,312	9,545	9,538
General and administrative expense	2,381	2,544	4,864	4,922
Corporate overhead	2,556	3,517	4,991	6,592
Depreciation and amortization	1,216	1,023	2,481	1,868
Funeral home expense	458	436	890	870
Interest expense	2,752	1,588	5,284	3,169
Income taxes (benefit)	981	299	938	519

Net income (loss)	$573	$1,472	$(815)	$2,230

The following table presents supplemental operating data as of the periods presented:

	Cornerstone Family Services, Inc.	StoneMor Partners L.P.	Cornerstone Family Services, Inc.	StoneMor Partners L.P.
	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
Operating Data:
Interments Performed	5,300	5,403	11,338	11,381
Cemetery revenues per interment performed	$4,741	$4,605	$3,801	$3,986

Interment rights sold (1):
Lots	3,637	4,036	6,563	6,243
Mausoleum crypts (including pre-construction)	568	657	1,052	1,078
Niches	185	110	280	214

Total interment rights sold	4,390	4,803	7,895	7,535

Number of contracts written	12,307	12,638	23,877	23,420
Aggregate contract amount, in thousands (excluding interest)	$24,836	$25,853	$47,516	$47,282
Average amount per contract (excluding interest)	$2,018	$2,046	$1,990	$2,019

Number of pre-need contracts written	5,686	5,937	10,911	10,432
Aggregate pre-need contract amount, in thousands (excluding interest)	$16,469	$17,269	$31,190	$30,606
Average amount per pre-need contract (excluding interest)	$2,896	$2,909	$2,859	$2,934

Number of at-need contracts written	6,621	6,701	12,966	12,988
Aggregate at-need contract amount, in thousands	$8,367	$8,584	$16,326	$16,676
Average amount per at-need contract	$1,264	$1,281	$1,259	$1,284

(1)	Net of cancellations. Counts the sale of a double-depth burial lot as the sale of two interment rights.

Three Months Ended June 30, 2005 versus Three Months Ended June 30, 2004

Cemetery Revenues. Cemetery revenues were $24.9 million in the second quarter of 2005, a decrease of $0.2 million, or 0.8%, as compared to $25.1 million in the second quarter of 2004. Cemetery revenues from pre-need sales, including interest income from pre-need installment contracts and investment income from trusts, were $16.5 million in the second quarter of 2005, a decrease of $0.4 million, or 2.4%, as compared to $16.9 million in the second quarter of 2004. The decrease primarily resulted from decreased marker and marker base deliveries ($2.4 million), partially offset by increased mausoleum deliveries ($1.3 million). An additional offset to the decrease in cemetery revenues from pre-need sales was higher accumulated earnings from merchandise trusts allocated to the pre-need products delivered during the first half of 2005. Total revenues from merchandise and perpetual care trusts for the first half of 2005 were higher by $0.9 million than the same period in 2004.

Cemetery revenues from at-need sales in the second quarter of 2005 were $7.8 million, an increase of $0.2 million, or 2.6%, as compared to $7.6 million in the second quarter of 2004. The increase in cemetery revenues from at-need sales was primarily attributable to higher sales of monument bases and markers of $70,000 and higher sales of at-need interment rights of $0.1 million.

Other cemetery revenues were $0.5 million in the second quarter of 2005, a decrease of $0.1 million, or 16.7%, from $0.6 million in second quarter of 2004. The decrease in other cemetery revenues was primarily attributable to a decrease in cash kept from cancellations of $0.1 million.

Costs of Goods Sold. Cost of goods sold was $3.6 million in the second quarter of 2005, a decrease of $0.4 million, or 11.1%, as compared to $4.0 million in the second quarter of 2004. As a percentage of cemetery revenues, cost of goods sold decreased to 14.5% in the second quarter of 2005 from 15.8% in the second quarter of 2004. The decrease in cost of goods sold as a percentage of cemetery revenues was attributable to the higher gross profit margin achieved on the sale of interment rights (lots and mausoleums) related to the cost of the land or mausoleum sold.

Selling Expense. Total selling expense was $5.3 million in the second quarter of 2005, a decrease of $0.4 million, or 7.0% as compared to $5.7 million in the second quarter of 2004. Sales commissions and other compensation expenses contributed $4.1 million to total selling expense during the second quarter of 2005, a decrease of $0.2 million, or 4.7%, compared to $4.3 million in the second quarter of 2004. As a percentage of pre-need sales, sales commissions and other compensation expenses were 34.8% in the second quarter of 2005, as compared to 32.8% in the second quarter of 2004, due to the composition of the contracts serviced.

Cemetery Expense. Cemetery expense was $5.6 million in the second quarter of 2005, an increase of $0.5 or 9.8% as compared to $5.1 million in the second quarter of 2004. This increase was primarily due to an increase in cemetery maintenance costs of $0.4 million related to the increased installation of burial vaults.

General and Administrative Expense. General and administrative expense was $2.5 million in the second quarter of 2005, an increase of $0.1 million, or 4.0%, as compared to $2.4 million in the second quarter of 2004. The increase was attributable to the aggregate of many small increases within this expense caption.

Funeral Home Revenues and Expense. Funeral home revenues were $0.5 million in the second quarter of 2005, relatively unchanged from the second quarter of 2004. Revenues for both quarters were similar as a result of the number of services performed, 153 in second quarter of 2005 compared to 150 in the same period of 2004. Funeral home expense was $0.5 million in the second quarter of 2005, relatively unchanged from the second quarter of 2004.

Corporate Overhead. Corporate overhead was $3.5 million in the second quarter of 2005, an increase of $0.9 million, or 34.6%, as compared to $2.6 million in the second quarter of 2004. The increase was primarily related to an increase of $0.6 million in professional fees and $0.2 million in MIS expenses related to Sarbanes Oxley compliance and an increase of $0.2 million in directors’ and officers’ insurance premiums as a result of our September 20, 2004 initial public offering.

Depreciation and Amortization. Depreciation and amortization was $1.0 million in the second quarter of 2005, a decrease of $0.2 million, or 16.7%, as compared to $1.2 million in the second quarter of 2004. The decrease was primarily attributable to decreased amortization of our debt issuance costs, the majority of which we wrote off in conjunction with our initial public offering on September 20, 2004.

Interest Expense. Interest expense was $1.6 million in the second quarter of 2005, a decrease of $1.2 million, or 42.9%, as compared to $2.8 million in the second quarter of 2004. This decrease is attributable to the completion of our September 20, 2004 initial public offering of which we used a portion of the proceeds to reduce our outstanding debt from $128.6 million at June 30, 2004 to $81.6 million at June 30, 2005, and reduced our borrowing rate from 8.0% per annum to 7.66% per annum by issuing and selling $80.0 million aggregate principal amount of senior secured notes, the proceeds of which were used to repay our former credit facility.

Provision (Benefit) for Income Taxes. Provision for income taxes was $0.4 million in the second quarter of 2005 as compared to a provision for income taxes of $0.9 million during the second quarter of 2004. The change in provision (benefit) for income taxes was primarily due to the change in tax status from a corporation to a partnership. StoneMor Partners L.P. is treated as a partnership for federal income taxes purposes.

Net Income (Loss). Net income was $1.5 million during the second quarter of 2005, an increase of $0.9 million, or 150.0%, as compared to a net income of $0.6 million during the second quarter of 2004. The increase in net income was primarily attributable to the decrease in interest expense of $1.2 million and the decrease in the provision for income taxes of $0.6 million, partially offset by a decrease in operating profit of $1.0 million.

Deferred Cemetery Revenue. Deferred cemetery revenues, net, increased $1.6 million, or 1.3% in the second quarter of 2005, from $127.2 million as of March 31, 2005 to $128.8 million at June 30, 2005. In the comparable period in 2004, deferred cemetery revenues, net, decreased $2.8 million, or 2.3%, from $122.5 million as of March 31, 2004 to $119.7 million as of June 30, 2004. The net increase in the quarter ended June 30, 2005 was primarily attributable to an increase in sales of pre-need cemetery products and services that were not delivered or performed in the quarter ended June 30, 2005. In the three months ended June 30, 2005, we added $11.4 million in pre-need sales of cemetery merchandise and services, net of deferred costs and cancellations, to our pre-need sales backlog which was offset by revenues recognized, net of costs, of $9.8 million, including accumulated merchandise trust earnings related to the delivery and performance of pre-need cemetery merchandise and services. In the three months ended June 30, 2004, we added $8.2 million in pre-need sales of cemetery merchandise and services, net of deferred costs and cancellations, to our pre-need sales backlog which was offset by revenues recognized, net of costs, of $7.0 million, including accumulated merchandise trust earnings related to the delivery and performance of pre-need cemetery merchandise and services.

Six Months Ended June 30, 2005 versus Six Months Ended June 30, 2004

Cemetery Revenues. Cemetery revenues were $45.4 million in the first half of 2005, an increase of $2.4 million, or 5.6%, as compared to $43.1 million in the first half of 2004. Cemetery revenues from pre-need sales, including interest income from pre-need installment contracts and investment income from trusts, were $29.0 million in the first half of 2005, an increase of $2.8 million, or 10.7%, as compared to $26.2 million in the first half of 2004. The increase primarily resulted from additional mausoleum deliveries ($1.5 million), additional casket deliveries ($1.2 million) and additional vault deliveries ($0.4 million). These increases were partially offset by decreases in the delivery of marker and marker bases ($1.4 million). An additional contribution to the increase in cemetery revenues from pre-need sales was higher accumulated earnings from merchandise trusts allocated to the pre-need products delivered during the first half of 2005. Total revenues from merchandise and perpetual care trusts for the first half of 2005 were higher by $1.3 million than the same period in 2004.

Cemetery revenues from at-need sales in the first half of 2005 were $15.7 million, an increase of $0.6 million, or 4.0%, as compared to $15.1 million in the first half of 2004. The increase in cemetery revenues from at-need sales was primarily attributable to higher sales of monument bases and markers of $0.3 million and higher sales of at-need interment rights of $0.2 million.

Other cemetery revenues were $0.7 million in the first half of 2005, a decrease of $1.1 million, or 61.0%, from $1.8 million in the first half of 2004. The decrease in other cemetery revenues was primarily attributable to a decrease in one-time sales of undeveloped land for net proceeds of $0.8 million.

Costs of Goods Sold. Cost of goods sold was $6.5 million in the first half of 2005, an increase of $0.3 million, or 4.8%, as compared to $6.2 million in the first half of 2004. As a percentage of cemetery revenues, cost of goods sold decreased to 14.3% in the first half of 2005 from 14.4% in the first half of 2004. The decrease in cost of goods sold as a percentage of cemetery revenue was attributable to the increase in mausoleum sales in the first half of 2005 that produce an increased gross margin.

Selling Expense. Total selling expense was $9.5 million in the first half of 2005, relatively unchanged from the first half of 2004. Sales commissions and other compensation expenses contributed $7.4 million to total selling expense during the first half of 2005, an increase of $0.5 million, or 7.3%, compared to $6.9 million in the first half of 2004. As a percentage of pre-need sales, sales commissions and other compensation expenses were 38.9% in the first half of 2005, as compared to 36.3% in the first half of 2004. Approximately $0.5 million of this increase is primarily attributable to higher commissions and bonuses relating to a higher level of product deliveries.

Cemetery Expense. Cemetery expense was $10.3 million in the first half of 2005, an increase of $0.6 million, or 8.3%, as compared to $9.7 million in the first half of 2004. This increase was primarily due to an increase in cemetery maintenance costs of $0.4 million related to the increased installation of burial vaults.

General and Administrative Expense. General and administrative expense was $4.9 million in the first half of 2005 relatively unchanged from the first half of 2004.

Funeral Home Revenues and Expense. Funeral home revenues were $1.1 million in the first half of 2005, an increase of $0.1 million, or 10.0%, as compared to $1.0 million in the first half of 2004. The primary reason for the increase was an increase in the number of services performed, 342 in the first half of 2005 compared to 316 in the first half of 2004. Funeral home expenses were $0.9 million in the first half of 2005, unchanged from the first half of 2004.

Corporate Overhead. Corporate overhead was $6.6 million in the first half of 2005, an increase of $1.6 million, or 32.0%, as compared to $5.0 million in the first half of 2004. The increase was primarily related to an increase of $0.9 million in professional fees and $0.3 million in MIS expenses related to Sarbanes Oxley compliance and an increase of $0.4 million in directors’ and officers’ insurance premiums as a result of our September 20, 2004 initial public offering .

Depreciation and Amortization. Depreciation and amortization was $1.9 million in the first half of 2005, a decrease of $0.6 million, or 24.0%, as compared to $2.5 million in the first half of 2004. The decrease was primarily attributable to decreased amortization of our debt issuance costs, the majority of which we wrote off in conjunction with our initial public offering on September 20, 2004.

Interest Expense. Interest expense was $3.2 million in the first half of 2005, a decrease of $2.3 million, or 43.4%, as compared to $5.3 million in the first half of 2004. This decrease is attributable to the completion of our September 20, 2004 initial public offering of which we used a portion of the proceeds to reduce our outstanding debt from $128.6 million at June 30, 2004 to $81.6 million at June 30, 2005, and reduced our borrowing rate from 8.0% per annum to 7.66% per annum by issuing and selling $80.0 million aggregate principal amount of senior secured notes, the proceeds of which were used to repay our former credit facility.

Provision (Benefit) for Income Taxes. Provision for income taxes was $0.6 million in the first half of 2005 as compared to a benefit from income taxes of $0.9 million during the first half of 2004. The change in provision (benefit) for income taxes was primarily due to the change in tax status from a corporation to a partnership.

Net Income (Loss). Net income was $2.2 million during the first half of 2005, an increase of $3.0 million, or 375%, as compared to a net loss of $0.8 million during the first half of 2004. The increase was primarily attributable to the increase in operating profit of $0.5 million and the decrease in interest expense of $2.1 million and a decrease in the provision (benefit) for income taxes of $0.3 million.

Deferred Cemetery Revenue. Deferred cemetery revenues, net, increased $1.4 million, or 1.1% in the first half of 2005, from $127.4 million as of December 31, 2004 to $128.8 million as of June 30, 2005. In the comparable period in 2004, deferred cemetery revenues, net, increased $4.5 million, or 3.9%, from $115.2 million as of December 31, 2003 to $119.7 million as of June 30, 2004. The net increase in the first half of 2004 was primarily attributable to an increase in sales of pre-need cemetery products and services that were not delivered or performed in the first half of 2004. We added $21.7 million in pre-need sales of cemetery merchandise and services, net of deferred costs and cancellations, to our pre-need sales backlog during the first half of 2005 as compared to $17.1 million added during the first half of 2004. These increases were offset by revenues recognized, net of costs, of $16.5 million, including accumulated merchandise trust earnings, during the first half of 2005 related to the delivery and performance of pre-need cemetery merchandise and services as compared to $10.3 million of revenues recognized in the first half of 2004.

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

Cash Flow from Operating Activities. Cash flows from operating activities were $7.0 million in the first half of 2005 compared to cash used in operating activities of $0.4 million during the first half of 2004. Cash flows from operating activities in the first half of 2005 included payments of approximately $1.5 million for corporate bonuses that were earned and expensed in 2004 but paid in the first half of 2005. Cash used in operating activities in the first half of 2004 were $0.4 million and included payments of $1.7 million for corporate bonuses that were earned and expensed in 2003 but paid in the first half of 2004 , $3.2 million of professional fees paid related to our initial public offering which was completed on September 20, 2004 and approximately $1.4 million in fees related to amending our then existing credit facility. The remaining change in cash outflows was primarily attributable to the net income of $2.2 million recorded during the first half of 2005 as compared to a net loss of $0.8 million during the first half of 2004 and changes in working capital.

Cash Flow from Investing Activities. Net cash used in investing activities was $3.8 million in the first half of 2005, an increase of $0.4 million, as compared to $3.4 million in the first half of 2004. This increase was primarily attributable to an increase in expenditures for the acquisition of one funeral home of $0.2 million, capitalized costs associated with acquisition activities of $0.7 million and upgrades to our vault manufacturing plant of $0.3 million and an increase in acquisition of vault installation equipment of $0.2 million, partially offset by a decrease in costs related to mausoleum construction of $1.1 million.

Cash Flow from Financing Activities. Net cash used in financing activities was $7.0 million in the first half of 2005 as compared to cash provided in financing activities of $0.3 million in the first half of 2004. The cash flow from financing activities was primarily attributable to the February and May unit holder distributions of $8.4 million. The additional change in cash flows is attributable to net increase in long-term borrowings of $1.3 million during the first half of 2005.

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

Capital Expenditures

The following table summarizes total maintenance capital expenditures and expansion capital expenditures, including for the construction of mausoleums and for acquisitions, for the periods presented (in thousands):

	Cornerstone Family Services, Inc.	StoneMor Partners L.P.
	Six Months Ended June 30,
	2004	2005
Maintenance capital expenditures	$1,005	$1,628
Expansion capital expenditures	2,390	2,158

Total capital expenditures	$3,395	$3,786

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

Interest-bearing Investments. Our fixed-income securities subject to market risk consist primarily of investments in merchandise trusts and perpetual care trusts. As of June 30, 2005, fixed-income securities represented 50.6% of the funds held in merchandise trusts and 64.6% of the funds held in perpetual care trusts. The aggregate quoted market value of these fixed-income securities was $55.2 million and $83.5 million in merchandise trusts and perpetual care trusts, respectively, as of June 30, 2005. Each 1% change in interest rates on these fixed-income securities would result in changes of approximately $0.6 million and $0.8 million in the fair market values of the securities held in merchandise trusts and perpetual care trusts, respectively, based on discounted expected future cash flows. If these securities are held to maturity, no change in fair market value will be realized.

Our money market and other short-term investments subject to market risk consist primarily of investments held in merchandise trusts and perpetual care trusts. As of June 30, 2005, these investments accounted for approximately 11.0% and 6.9% of the funds held in merchandise trusts and perpetual care trusts, respectively. The fair market value of these investments was $12.0 million and $9.0 million in merchandise trusts and perpetual care trusts, respectively, as of June 30, 2005. Each 10% change in average interest rates applicable to these investments would result in changes of approximately $1.2 million and $0.9 million, respectively; in the aggregate fair market values of the perpetual care investments and the merchandise trust investments.

Marketable Equity Securities. Our marketable equity securities subject to market risk consist primarily of investments held in merchandise trusts and in the case of perpetual care trusts, investments in real estate investment trusts, or REITs. As of June 30, 2005, marketable equity securities represented 38.4% of funds held in merchandise trusts and 28.5% of funds held in perpetual care trusts. The aggregate fair market value of these marketable equity securities was $42.0 million and $36.8 million in merchandise trusts and perpetual care trusts, respectively, as of June 30, 2005, based on final quoted sales prices. Each 10% change in the average market prices of the equity securities would result in a change of approximately $4.2 million and $3.7 million in the fair market value of securities held in merchandise trusts and perpetual care trusts, respectively.

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

Debt Instruments. Our credit facility bears interest at a floating rate, based on LIBOR, which is adjusted quarterly. This credit facility will subject us to increases in interest expense resulting from movements in interest rates. As of June 30, 2005, we had outstanding borrowings of $1.6 million under our revolving credit line. On July 29, 2005, we borrowed an additional $0.8 million from the revolving credit line to fund working capital items.

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

In accordance with Rules 13a – 15 and 15d – 15 under the Exchange Act, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of the end of the period covered by this quarterly report on Form 10-Q, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis as provided in the Securities and Exchange Commission rules and forms. There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Partnership has had no sales, grants or repurchases of equity securities during the three months ended June 30, 2005.

Proceeds received:
Sale of 4,226,250 common units at $20.50 per unit	$86,638
Issuance of senior secured notes	80,000

Total proceeds received	$166,638

Use of proceeds from sale of common units
Underwriting discount	$5,849
Professional fees and other offering costs	9,542
Repayment of debt and accrued interest	56,361
Redemption of 551,250 units from CFSI LLC	5,255
Construction of mausoleum and lawn crypts, purchase of burial vault installation equipment, and reorganization taxes	3,880
Reserve for general partnership purposes	5,751

Total use of proceeds from the sale of common units	$86,638

Use of proceeds from the issuance of senior secured notes
Private placement fee	$1,076
Other debt issuance costs	215
Repayment of debt	78,709

Total use of proceeds from the issuance of senior secured notes	80,000

Total use of proceeds	$166,638

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

The following documents are filed as exhibits to this quarterly report on Form 10-Q.

Exhibit Number	Description
31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer President and Chairman of the Board of Directors

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of William R. Shane, Executive Vice President and Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith)

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of William R. Shane, Executive Vice President and Chief Financial Officer (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STONEMOR PARTNERS L.P.

By: StoneMor GP LLC
its general partner

August 15, 2005	/s/ Lawrence Miller
Lawrence Miller
Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

August 15, 2005	/s/ William R. Shane
William R. Shane
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description
31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer President and Chairman of the Board of Directors

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of William R. Shane, Executive Vice President and Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith)

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of William R. Shane, Executive Vice President and Chief Financial Officer (furnished herewith)