Form 10-Q
period 2005-09-30
STONEMOR PARTNERS LP
filed 2005-11-14
CIK 1286131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of the registrant’s outstanding common units at November 11, 2005 was 4,520,734.

Index – Form 10-Q

Part I – Financial Information

Item 1. Financial Statements

StoneMor Partners L.P.

Successor to Cornerstone Family Services, Inc. (Predecessor)

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(unaudited)

	December 31, 2004	September 30, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,474	$10,225
Accounts receivable, net of allowance	25,479	27,053
Prepaid expenses	1,778	2,644
Other current assets	861	2,819

Total current assets	42,592	42,741

LONG-TERM ACCOUNTS RECEIVABLE - net of allowance	32,402	30,507
CEMETERY PROPERTY	150,215	149,421
PROPERTY AND EQUIPMENT	22,616	22,461
MERCHANDISE TRUSTS, restricted, at fair value	114,798	106,753
PERPETUAL CARE TRUSTS, restricted, at fair value	127,949	128,992
DEFERRED FINANCING COSTS - net of accumulated amortization	2,551	2,170
OTHER ASSETS	1,344	1,354

TOTAL ASSETS	$494,467	$484,399

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$6,136	$4,776
Accrued interest	162	222

Total current liabilities	6,298	4,998

LONG-TERM DEBT	80,000	82,400
DEFERRED CEMETERY REVENUES, net	127,426	129,981
MERCHANDISE LIABILITY	37,477	32,123

Total liabilities	251,201	249,502

COMMITMENTS AND CONTINGENCIES
NON-CONTROLLING INTEREST IN PERPETUAL CARE TRUSTS	127,949	128,992

PARTNERS’ EQUITY
General partner	1,663	1,475
Limited partners:
Common	72,892	68,280
Subordinated	40,762	36,150

Total common stockholders’ / partners’ equity	115,317	105,905

TOTAL LIABILITIES AND PARTNERS’ EQUITY	$494,467	$484,399

See Accompanying Notes to the Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Successor to Cornerstone Family Services, Inc. (Predecessor)

Condensed Consolidated Statement of Operations

(in thousands, except unit data)

(unaudited)

	Cornerstone Family Services, Inc.	StoneMor PartnersL.P.	Cornerstone Family Services, Inc.	StoneMor PartnersL.P.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Revenues:
Cemetery	$20,694	$24,518	$63,790	$69,887
Funeral home	395	512	1,407	1,662

Total revenues	21,089	25,030	65,197	71,549

Costs and Expenses:
Cost of goods sold (exclusive of depreciation shown seperately below):
Land and crypts	1,398	1,621	3,622	4,209
Perpetual care	490	687	1,840	2,094
Merchandise	1,208	1,369	3,830	3,857
Cemetery expense	5,031	5,544	14,765	15,872
Selling expense	4,413	5,179	13,958	14,717
General and administrative expense	2,489	2,736	7,353	7,658
Corporate overhead (including $433 in stock-based compensation in 2004)	2,968	3,799	7,959	10,391
Depreciation and amortization	1,073	712	3,554	2,580
Funeral home expense	419	496	1,309	1,366

Total cost and expenses	19,489	22,143	58,190	62,744

OPERATING PROFIT	1,600	2,887	7,007	8,805
EXPENSES RELATED TO REFINANCING	4,200		4,200
INTEREST EXPENSE	2,623	1,631	7,907	4,800

INCOME / (LOSS) BEFORE INCOME TAXES	(5,223)	1,256	(5,100)	4,005

INCOME TAXES (BENEFIT):
State and franchise taxes	(507)	376	207	620
Federal	(217)	83	7	358

Total income taxes (benefit)	(724)	459	214	978

NET INCOME (LOSS)	$(4,499)	$797	$(5,314)	$3,027

Net income per limited partner unit for the three months and nine months ended September 30, 2005

Net income		$797		$3,027
General partner’s interest in net income for the period		$17		$61

Limited partners’ interest in net income for the period
Common		$390		$1,483
Subordinated		$390		$1,483

Net income per limited partner unit (basic and diluted)		$.09		$.35

Weighted average number of limited partners’ units outstanding (basic and diluted)		8,480		8,480

See Accompanying Notes to the Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Successor to Cornerstone Family Services, Inc. (Predecessor)

Condensed Consolidated Statement of Partners’ Equity

(in thousands)

(unaudited)

	Partners’ Capital				Total
	Limited Partners			General Partner
	Common	Subordinated	Total
Balance, December 31, 2004	$72,892	$40,762	$113,654	$1,663	$115,317
Net Income (unaudited)	371	371	742	16	758
Cash distribution (unaudited)	(2,174)	(2,174)	(4,348)	(90)	(4,438)

Balance, March 31, 2005 (unaudited)	$71,089	$38,959	$110,048	$1,589	$111,637
Net Income (unaudited)	722	722	1,444	28	1,472
Cash distribution (unaudited)	(1,961)	(1,961)	(3,922)	(79)	(4,001)

Balance, June 30, 2005 (unaudited)	$69,850	$37,720	$107,570	$1,538	$109,108
Net Income (unaudited)	390	390	780	17	797
Cash distribution (unaudited)	(1,960)	(1,960)	(3,920)	(80)	(4,000)

Balance, September 30, 2005 (unaudited)	$68,280	$36,150	$104,430	$1,475	$105,905

See Accompanying Notes to the Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Successor to Cornerstone Family Services, Inc. (Predecessor)

Condensed Consolidated Statement of Cash Flows

(in thousands)

(unaudited)

	Nine months ended September 30,
	2004	2005
OPERATING ACTIVITIES:
Net income (loss)	$(5,314)	$3,027
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activity:
Cost of lots sold	3,879	2,856
Depreciation and amortization	3,554	2,580
Expenses related to refinancing	3,889
Stock-based Compensation	433
Deferred income tax (benefit)	(1,683)	459
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(1,882)	321
Merchandise trust fund	(4,346)	6,738
Prepaid expenses	(38)	(866)
Other current assets	(59)	(256)
Other assets	(32)	(8)
Accounts payable and accrued and other liabilities	2,053	(1,758)
Deferred cemetery revenue	7,674	3,862
Merchandise liability	(4,616)	(5,349)

Net cash provided by (used in) operating activities	3,512	11,606

INVESTING ACTIVITIES:
Cost associated with potential business acquisitions	—	(1,706)
Additions to cemetery property	(2,810)	(2,087)
Acquisitions of property and equipment	(1,279)	(1,843)

Net cash used in investing activities	(4,089)	(5,636)

FINANCING ACTIVITIES:
Cash distribution	—	(12,441)
Additional borrowings on long-term debt	85,000	2,400
Repayments of long-term debt	(135,546)	—
Sale of partner units	81,383
Cost of financing activities	(22,177)	(178)

Net cash provided by (used in) financing activities	8,660	(10,219)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,083	(4,249)
CASH AND CASH EQUIVALENTS - Beginning of period	5,554	14,474

CASH AND CASH EQUIVALENTS - End of period	$13,637	$10,225

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$7,775	$4,735

Cash paid during the period for income taxes	$832	$970

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

Cornerstone was founded in 1999 by members of our management team and a private equity investment firm, which we refer to as McCown De Leeuw, in order to acquire a group of 123 cemetery properties and 4 funeral homes. Since that time, Cornerstone acquired ten additional cemeteries and two funeral homes, built two funeral homes and sold one cemetery.

Interim Financial Data—The interim financial data are unaudited. However, in the opinion of management, the interim financial data as of September 30, 2005 and for the nine months ended September 30, 2005 and 2004 include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for a full year.

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

Proceeds received:
Sale of 4,226,250 common units at $20.50 per unit	$86,638
Issuance of senior secured notes	80,000

Total proceeds received	$166,638

Use of proceeds from sale of common units
Underwriting discount	$5,849
Professional fees and other offering costs	9,542
Repayment of debt and accrued interest	56,361
Redemption of 551,250 units from CFSI LLC	5,255
Construction of mausoleum and lawn crypts, purchase of burial vault installation equipment, and reorganization taxes	4,672

Reserve for general partnership purposes	4,959

Total use of proceeds from the sale of common units	$86,638

Use of proceeds from the issuance of senior secured notes
Private placement fee	$1,076
Other debt issuance costs	215
Repayment of debt	78,709

Total use of proceeds from the issuance of senior secured notes	80,000

Total use of proceeds	$166,638

Summary of Significant Accounting Policies —Significant accounting policies followed by the Company, as summarized below, are in conformity with accounting principles generally accepted in the United States of America.

Principles of Consolidation—The condensed consolidated financial statements include the accounts of each of the Company’s subsidiaries and the operations of 7 managed cemeteries that the Company operates under long-term management contracts as of September 30, 2005. Prior to September 2004 we operated 12 cemeteries under management agreements and have subsequently converted five of these cemetery associations (one in September 2004 and 4 in April 2005) into for-profit entities owned by us and ceased operating these cemeteries under management agreements. Intercompany balances and transactions have been eliminated in consolidation.

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

Total revenues derived from the cemeteries under long term management contracts totaled approximately $13.8 million and $15.0 million for the nine months ended September 30, 2004 and 2005, respectively and approximately $3.9 million and $5.6 million for the three months ended September 30, 2004 and 2005, respectively.

Cemetery Operations—Sales of at-need cemetery interment rights, merchandise and services are recognized when the service is performed or merchandise is delivered. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (SAB No. 104) and the retail land sales provisions of Statement of Financial Accounting Standards No. 66, Accounting for the Sale of Real Estate (SFAS No. 66), revenues from pre-need sales of burial lots and constructed mausoleum crypts and lawn crypts are deferred until at least 10% of the sales price has been collected. At the time of the sale, an allowance for customer cancellations is established, which reduces the amount of accounts receivable, net and deferred cemetery revenues, net of cemetery revenue recognized, based on management’s estimates of expected cancellations and historical experiences. Historically, the cancelled contracts represent approximately 10% of the pre-need sales (based on contract dollar amounts). Revenues from the pre-need sale of unconstructed mausoleum and lawn crypts are deferred until at least 10% of the sales price has been collected, at which point revenues are recognized using the percentage-of-completion method of accounting, also in accordance with SFAS No. 66. Revenues related to the pre-need sale of merchandise and services are deferred until such merchandise is delivered or such services are performed.

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

The Company records a merchandise liability at the time it enters into a pre-need contract with a customer at the estimated cost to purchase the merchandise or provide the service. The merchandise liability is reduced when payment for the merchandise is made by the Company and title to the merchandise is transferred to the customer. Subsequently, the merchandise is either installed or stored, at the direction of the customer, at the vendor’s warehouse or a third-party warehouse at no additional cost to us. The merchandise liability is also reduced when the contracted service is performed by the Company. Allowances for customer cancellations arising from non-payment are provided at the date of sale based upon management’s estimates of expected cancellations and historical experience. Actual cancellation rates in the future may result in a change in estimate. Actual cancellations did not vary significantly from the estimates of expected cancellations at September 30, 2004 and September 30, 2005.

Pursuant to state law, a portion of the proceeds from cemetery merchandise or services sold on a pre-need basis is required to be paid into merchandise trusts. The Company defers investment earnings generated by the assets in these merchandise trusts (including realized gains and losses) until the associated merchandise is delivered or the services are performed. The fair value of the funds held in merchandise trusts at December 31, 2004 and September 30, 2005 was approximately $114.8 million and $106.8 million, respectively (see Note 5). In accordance with industry practice for periods ending prior to March 31, 2004, the Company did not consolidate these trust funds in the financial statements as the Company was not considered to have complete controlling financial interest in these trusts and the Company did not bear all of the risks and rewards of these trusts’ assets. However, the principal of the funds held in merchandise trusts was reflected during these periods as due from merchandise trusts at cost on the Company’s consolidated balance sheets and the earnings thereon are reflected in deferred cemetery revenues, net until such principal and earnings are recognized as revenues. As of March 31, 2004, the Company adopted Financial Accounting Standards Board Interpretation No. 46 and 46R (FIN 46R) which resulted in the consolidation of the merchandise trusts on the Company’s consolidated balance sheet at fair value (See Note 1, Accounting Change).

A portion of the proceeds from the sale of cemetery property is required by state law to be paid into perpetual care trusts. Earnings from the perpetual care trusts are recognized in current cemetery revenues and are used to defray cemetery maintenance costs, which are expensed as incurred. Funds held in perpetual care trusts at December 31, 2004 and September 30, 2005 were $127.9 million and $129.0 million, respectively (see Note 6). As of March 31, 2004, the Company adopted FIN 46 and FIN 46R which resulted in the consolidation of the perpetual care trusts on the Company’s consolidated balance sheet at fair value (See Note 1, Accounting Change).

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

Inventories—Inventories, classified as other current assets on the Company’s consolidated balance sheets, include cemetery and funeral home merchandise and are valued at the lower of cost or net realizable value. Cost is determined primarily on a specific identification basis on a first-in, first-out basis. Inventories were approximately $0.8 million and $1.0 million at December 31, 2004 and September 30, 2005, respectively.

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

For the nine months ended September 30, 2004 and 2005, depreciation expense was $3.6 million and $2.0 million, respectively.

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

The adoption of FIN 46R resulted in the consolidation of the merchandise trusts (including the funeral trusts) and perpetual care trusts in the Company’s consolidated balance sheet, but did not change the legal relationships among the merchandise trusts and perpetual care trusts, the Company, and its holders of pre-need contracts. To the extent that the customers are the legal beneficiaries of the merchandise trusts, the Company recognizes a non-controlling interest in merchandise trusts. The principal in the perpetual care trusts is required by state law to be held in perpetuity and is not redeemable by the Company or the customers. Accordingly the equity interest in the perpetual care trusts is presented as a non-controlling interest in perpetual care trusts between the liabilities and stockholders’ equity in the Company’s consolidated balance sheet. The adoption of FIN 46R did not impact the Company’s net income or its consolidated cash flows from operating, investing or financing activities.

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

In March 2004, the FASB issued Emerging Issues Task Force (“EITF”) 03-1, “Impairment and Its Application to Certain Investments.” EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued Staff Position EITF 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investments and securities that are impaired. The disclosure guidance included in EITF 03-1 remains effective. The Company is continuing to evaluate the impact of EITF 03-1. The amount of other than temporary impairment, if any, will depend on market conditions, management’s intent and ability to hold investments until a forecasted recovery and the finalization of the proposed guidance by the FASB. This pronouncement as it relates to the Company’s trusts will have no current impact on net earnings.

In May 2005, the Financial Accounting Standards Board (“FASB”) released Statement of Financial Accounting Standard (“SFAS”) No. 154, Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3, (“FAS 154”). FAS 154 requires retrospective application to prior periods’ financial statements for any changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. The statement also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. The statement carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. We will be required to adopt FAS 154 for any accounting changes or corrections of errors on or after January 1, 2006. We do not expect the adoption of FAS 154 to have a material impact on our consolidated financial position, results of operations, or cash flows.

During June 2005, FASB issued Derivatives Implementation Group (“DIG”) Statement 133 Implementation Issues No. B38, “Embedded Derivatives: Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put or Call Option,” and No. B39, “Embedded Derivatives: Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor.” Both of these DIG Issues are effective for quarters beginning after December 31, 2005. The Company is evaluating the impact that the adoption of these DIG Issues will have on its financial condition and results of operations.

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

Segment Reporting and Related Information—The Company has one reportable segment, death care services.

Disclosure of reported segment revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
	(in thousands)		(in thousands)
Revenues:
Cemetery:
Sales	$11,610	$14,904	$36,229	$40,943
Services and other	5,144	5,426	17,130	16,335
Investment, including realized gains from merchandise trusts and receivables	3,093	3,512	8,244	9,978
Deferred margin, recognized	847	677	2,187	2,631

	20,694	24,519	63,790	69,887
Funeral home revenues	395	512	1,407	1,662

Total revenues	$21,089	$25,031	$65,197	$71,549

2. LONG-TERM ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

Long-term accounts receivable, net, consist of the following:

	December 31, 2004	September 30, 2005
	(in thousands)
Customer receivables	$74,123	$74,342
Unearned finance income	(7,294)	(7,007)
Allowance for contract cancellations	(8,948)	(9,775)

	57,881	57,560
Less: current portion - net of allowance	25,479	27,053

Long-term portion - net of allowance	$32,402	$30,507

Activity in the allowance for contract cancellations is as follows:

	December 31, 2004	September 30, 2005
	(in thousands)
Balance - Beginning of period	$8,806	$8,948
Reserve on acquired contracts	—	—
Provision for cancellations	6,681	5,465
Charge-offs - net	(6,539)	(4,638)

Balance - End of period	$8,948	$9,775

3. CEMETERY PROPERTY

Cemetery property consists of the following:

	December 31, 2004	September 30, 2005
	(in thousands)
Developed land	$21,684	$20,496
Undeveloped land	98,075	98,081
Mausoleum crypts and lawn crypts	30,456	30,844

Total	$150,215	$149,421

4. PROPERTIES AND EQUIPMENT

Major classes of property and equipment follow:

	December 31, 2004	September 30, 2005
	(in thousands)
Building and improvements	$20,829	$21,603
Furniture and equipment	19,353	20,251

	40,182	41,854
Less: accumulated depreciation	(17,566)	(19,393)

Property and equipment - net	$22,616	$22,461

5. PRE-NEED MERCHANDISE AND SERVICES AND MERCHANDISE TRUSTS.

Cemetery—In connection with the pre-need sale of cemetery interment rights, merchandise and services, the customer typically enters into an installment contract with the Company. The contract is usually for a period not to exceed 60 months with payments of principal and interest required. Interest is imputed for contracts that do not bear a market rate of interest (at a rate of 5.75% during the year ended December 31, 2004 and 6.75% during the nine months ended September 30, 2005). The Company establishes an allowance for cancellations due to non-payment at the date of sale based on historic experience and management’s estimates. The allowance is reviewed quarterly and changes in estimates are reflected for current and prior contracts as a result of recent cancellation experience. Actual cancellation rates in the future may result in a change in estimate.

The Company evaluates the collectibility of the assets held in merchandise trusts for impairment when the fair values of the assets are below the recorded asset balance. Assets are deemed to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts from the merchandise trust at the time such amounts are due. In those instances when the amount is deemed to be impaired, the merchandise trust is reduced to the currently estimated recoverable amount with a corresponding reduction to the associated deferred cemetery revenues balance. There is no income statement impact as long as deferred revenues are not below the estimated costs to deliver the underlying products or services. If the deferred revenue were to decrease below the estimated cost to deliver the underlying products or services, the Company would record a charge to earnings for the difference.

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

At December 31, 2004, the cost and market value associated with the assets held in merchandise trusts follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
	(In Thousands)
Short-term investment	$9,474	$—	$—	$9,474
Fixed maturities:
U.S. Government and federal agency	3,152	20	(32)	3,140
U.S. State and local government agency	1,729	19	(4)	1,744
Corporate debt securities	5,465	26	(116)	5,375
Other debt securities	62,057	640	(173)	62,524

Total fixed maturities	72,403	705	(325)	72,783

Equity securities	30,941	1,973	(373)	32,541

Total	$112,818	$2,678	$(698)	$114,798

At September 30, 2005, the cost and market value associated with the assets held in merchandise trusts follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
	(In Thousands)
Short-term investment	$13,835	$—	$—	13,835
Fixed maturities:
U.S. Government and federal agency	1,159	4	(6)	1,157
U.S. State and local government agency	2,508	3	(36)	2,475
Corporate debt securities	4,409	7	(106)	4,310
Other debt securities	42,699	380	(862)	42,217

Total fixed maturities	50,775	394	(1,010)	50,159

Equity securities	41,471	1,984	(696)	42,759

Total	$106,081	$2,378	$(1,706)	$106,753

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at September 30, 2005 is presented below:

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Fixed maturities:
U.S. Government and federal agency	$1,179	$14	$872	$21	$2,051	$35
U.S. State and local government agency	330	3	516	3	846	6
Corporate debt securities	2,824	80	644	26	3,468	106
Other debt securities	11,689	373	15,677	490	27,366	863

Total fixed maturities	16,022	470	17,709	540	33,731	1,010

Equity securities	14,756	691	269	5	15,025	696

Total	$30,778	$1,161	$17,978	$545	$48,756	$1,706

The Company considers various factors when considering if a decline in fair value of an asset is other than temporary, including but not limited to the length of time and magnitude of the unrealized loss; the volatility of the investment; the credit ratings of the issuers of the investments; and the Company’s intentions to sell or ability to hold the investments. At September 30, 2005, the Company has concluded that the declines in the fair values of the Company’s investments in fixed maturities and equity securities held by the merchandise trusts are temporary.

At December 31, 2004 and September 30, 2005, realized investment earnings related to funds held in merchandise trusts that were deferred were $21.5 million, and $22.6 million, respectively. The realized investment earnings recognized in the consolidated statements of operations as cemetery revenues related to these merchandise trusts were $3.3 million and $4.8 million, for the nine months ended September 30, 2004 and 2005, respectively.

Funeral Home—Prearranged funeral home services provide for future funeral home services generally determined by prices prevailing at the time that the contract is signed. A portion of the payments made under funeral home pre-need contracts is placed in funeral trusts. Amounts used to defray the initial cost of administration are not placed in trust. The balance of the amounts in the trusts totaled approximately $0.7 million at December 31, 2004 and approximately $0.7 million at September 30, 2005 and are included within the merchandise trusts above. Funeral trust principal, together with investment earnings retained in trust, are deferred until the service is performed. Upon performance of the contracted funeral home service, the Company recognizes the funeral trust principal amount together with the accumulated trust earnings as funeral home revenues.

6. PERPETUAL CARE TRUSTS.

At March 31, 2004, in accordance with FIN 46R, the Company consolidated the perpetual care trusts. As a result, the Company now records the perpetual care trusts, at fair value, as trust investments.

At December 31, 2004, the cost and market value associated with the assets held in perpetual care trust follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
	(In Thousands)
Short-term investment	$11,368	$—	$—	$11,368
Fixed maturities:
U.S. Government and federal agency	3,468	7	(24)	3,451
U.S. State and local government agency	2,195	32	(13)	2,214
Corporate debt securities	10,148	615	(193)	10,570
Other debt securities	70,172	3,207	(4)	73,375

Total fixed maturities	85,983	3,861	(234)	89,610

Equity Securities	23,162	3,878	(69)	26,971

Total	$120,513	$7,739	$(303)	$127,949

At September 30, 2005, the cost and market value associated with the assets held in perpetual care trust follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
	(In Thousands)
Short-term investment	$9,660	$—	$—	$9,660
Fixed maturities:
U.S. Government and federal agency	3,975	34	(56)	3,953
U.S. State and local government agency	1,265	15	(13)	1,267
Corporate debt securities	10,112	236	(175)	10,173
Other debt securities	66,224	1,043	(294)	66,973

Total fixed maturities	81,576	1,328	(538)	82,366

Equity Securities	33,413	3,724	(171)	36,966

Total	$124,649	$5,052	$(709)	$128,992

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at September 30, 2005 held in perpetual care trusts is presented below:

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Fixed maturities:
U.S. Government and federal agency	$2,470	$33	$883	$23	$3,353	$56
U.S. State and local government agency	270	3	495	10	765	13
Corporate debt securities	4,362	113	1,527	62	5,889	175
Other debt securities	132	18	5,460	276	5,592	294

Total fixed maturities	7,234	167	8,365	371	15,599	538

Equity Securities	8,273	152	176	19	8,449	171

Total	$15,507	$319	$8,541	$390	$24,048	$709

The Company considers various factors when considering if a decline in fair value of an asset is other than temporary, including but not limited to the length of time and magnitude of the unrealized loss; the volatility of the investment; the credit ratings of the issuers of the investments; and the Company’s intentions to sell or ability to hold the investments. At September 30, 2005 the Company has concluded that the declines in the fair values of the Company’s investments in fixed maturities and equity securities held in perpetual care trusts are temporary.

The Company recorded income from perpetual care trusts of $5.0 million for the nine months ended September 30, 2004 and $5.2 million during the same period of 2005. This income is classified as cemetery revenues in the consolidated statements of operations.

7. LONG-TERM DEBT

The following is a summary of debt outstanding at:

	December 31, 2004	September 30, 2005
	(In Thousands)
Revolving Credit Line, due September 2007 (interest rate - LIBOR + 3.5%)	—	2,400
Senior secured notes, due 2009 (interest rate - 7.66%)	80,000	80,000

Total	80,000	82,400
Less current portion	—	—

Long-term portion	$80,000	$82,400

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

On September 20, 2004, concurrent with the closing of the Partnership’s initial public offering, StoneMor Operating LLC and its subsidiaries entered into a new $35.0 million credit facility with a group of banks. This credit facility consists of a $12.5 million revolving credit line and a $22.5 million acquisition line of credit. Borrowings under the revolving credit line are due and payable on September 20, 2007, and borrowings under the acquisition line of credit are due and payable on September 20, 2008. Depending on the type of loan, this credit facility bears interest at the Base Rate or the Eurodollar Rate, plus applicable margins ranging from 0.00% to 1% and 2.5% to 3.5% per annum, respectively, depending on our ratio of total debt to consolidated EBIDTA, as defined. The Base Rate is the higher of the federal funds rate plus 0.05% or the prime rate announced by Fleet National Bank, a Bank of America Company. The Eurodollar Rate is to be determined by the administrative agent according to the credit facility. As of September 30, 2005 we had outstanding borrowings of $2.4 million under our revolving credit line. On November 1, 2005, we borrowed $5.25 million from our acquisition line of credit for the acquisition of 22 cemeteries and 6 funeral homes from Service Corporation International.

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

The agreements governing the revolving credit facility, the acquisition line of credit and the senior secured notes contain restrictive covenants that, among other things, prohibit distributions upon defined events of default, restrict investments and sales of assets and require us to maintain certain financial covenants, including specified financial ratios. As of September 30, 2005, the Company is in compliance with all bank covenants.

Deferred financing costs as of September 30, 2005 consisted of approximately $2.9 million of debt issuance costs, less accumulated amortization of approximately $0.8 million. These costs were incurred in connection with the issuance of the Company’s senior secured notes during September 2004.

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

The provision for income taxes for the nine months ended September 30, 2004 and 2005 is based upon the estimated annual effective tax rates expected to be applicable to the Company for 2004 and 2005, respectively.

9. DEFERRED CEMETERY REVENUES – NET

In accordance with SAB No. 104, the Company defers the revenues and all direct costs associated with the sale of pre-need cemetery merchandise and services until the merchandise is delivered or the services are performed. The Company also defers the costs to obtain new pre-need cemetery and new prearranged funeral business as well as the investment earnings on the prearranged services and merchandise trusts (see Note 1). At December 31, 2004 and September 30, 2005, deferred cemetery revenues, net, consisted of the following:

	December 31, 2004	September 30, 2005
	(In Thousands)
Deferred cemetery revenue	$127,296	$134,050
Deferred merchandise trust revenue	23,519	23,264
Deferred pre-acquisition margin	25,515	22,857
Deferred cost of good sold	(20,279)	(20,273)
Deferred selling and obtaining costs	(28,625)	(29,917)

Total	$127,426	$129,981

10. COMMITMENTS AND CONTINGENCIES

Legal—The Company is party to legal proceedings in the ordinary course of its business but does not expect the outcome of any proceedings, individually or in the aggregate, to have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Leases—At September 30, 2005, the Company was committed to operating lease payments for premises, automobiles and office equipment under various operating leases with initial terms ranging from one to five years and options to renew at varying terms. Expenses under operating leases were $0.4 million for the nine months ended September 30, 2005 and for the nine months ended September 30, 2004.

At September 30, 2005, operating leases will result in future payments in the following approximate amounts:

(in thousands)
2005	$121
2006	497
2007	512
2008	492
2009	467
Thereafter	1,660

Total	$3,749

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

11. SUBSEQUENT EVENTS

On November 1, 2005 the Company completed the acquisition of 22 cemeteries and 6 funeral homes from Service Corporation International. The transaction was structured as an asset purchase at a purchase price of $12.9 million and was paid with $7.0 million in cash and 280,952 common units representing $5.9 million. The final purchase price may be (i) increased or decreased for accounts receivable, merchandise trust amounts and endowment care trust amounts, as provided in the Asset Purchase and Sale Agreement and (ii) increased by any amounts which may become payable pursuant to the Registration Rights Agreement, which agreements were entered into in connection with the foregoing transaction.

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

Proceeds received:
Sale of 4,226,250 common units at $20.50 per unit	$86,638
Issuance of senior secured notes	80,000

Total proceeds received	$166,638

Use of proceeds from sale of common units
Underwriting discount	$5,849
Professional fees and other offering costs	9,542
Repayment of debt and accrued interest	56,361
Redemption of 551,250 units from CFSI LLC	5,255
Construction of mausoleum and lawn crypts, purchase of burial vault installation equipment, and reorganization taxes	4,672

Reserve for general partnership purposes	4,959

Total use of proceeds from the sale of common units	$86,638

Use of proceeds from the issuance of senior secured notes
Private placement fee	$1,076
Other debt issuance costs	215
Repayment of debt	78,709

Total use of proceeds from the issuance of senior secured notes	80,000

Total use of proceeds	$166,638

We are an owner and operator of cemeteries in the United States of America. As of September 30, 2005, the Company operated 133 cemeteries in 12 states, located primarily in the eastern United States of America. The Company owns 126 of these cemeteries and operates the remaining 7 under long-term management agreements with cemetery associations that own the cemeteries. As a result of the agreements and other control arrangements, StoneMor consolidates the results of the 7 managed cemeteries in our historical consolidated financial statements.

StoneMor sells cemetery products and services both at the time of death, which the Company refers to as at-need, and prior to the time of death, which the Company refers to as pre-need. During the first nine months of 2005, StoneMor performed over 16,300 burials and sold more then 11,000 interment rights (net of cancellations) compared to 16,700 and 11,800, respectively, for the same period of 2004.

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

Seven of our eight funeral homes are located on the grounds of the cemeteries that we own. As a result, we are able to combine certain general and administrative expenses that relate to both the cemetery and the funeral home at the same location. Our other funeral home operating expenses consist primarily of compensation to our funeral directors and the cost of caskets.

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

The adoption of FIN 46R resulted in the consolidation of the merchandise trusts and perpetual care trusts in our consolidated balance sheet after such adoption, but did not change the legal relationships among the merchandise trusts, the perpetual care trusts, holders of our pre-need contracts and us. The implementation of FIN 46R had no impact on our net loss or cash flows from operating, investing or financing activities for the nine months ended September 30, 2005. See Note 1 to our unaudited condensed consolidated financial statements for a further discussion of the adoption of FIN 46R.

In March 2004, the FASB issued Emerging Issues Task Force (“EITF”) 03-1, “Impairment and Its Application to Certain Investments.” EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued Staff Position EITF 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investments and securities that are impaired. The disclosure guidance included in EITF 03-1 remains effective. The Company is continuing to evaluate the impact of EITF 03-1. The amount of other than temporary impairment, if any, will depend on market conditions, management’s intent and ability to hold investments until a forecasted recovery and the finalization of the proposed guidance by the FASB. This pronouncement as it relates to the Company’s trusts will have no current impact on net earnings.

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

In May 2005, the Financial Accounting Standards Board (“FASB”) released Statement of Financial Accounting Standard (“SFAS”) No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3, (“FAS 154”). FAS 154 requires retrospective application to prior periods’ financial statements for any changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. The statement also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. The statement carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. We will be required to adopt FAS 154 for any accounting changes or corrections of errors on or after January 1, 2006. We do not expect the adoption of FAS 154 to have a material impact on our consolidated financial position, results of operations, or cash flows.

During June 2005, FASB issued Derivatives Implementation Group (“DIG”) Statement 133 Implementation Issues No. B38, “Embedded Derivatives: Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put or Call Option,” and No. B39, “Embedded Derivatives: Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor.” Both of these DIG Issues are effective for quarters beginning after December 31, 2005. The Company is evaluating the impact that the adoption of these DIG Issues will have on its financial condition and results of operations.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, including, but not limited to, information regarding the status and progress of StoneMor’s operating activities, the plans and objectives of StoneMor’s management, assumptions regarding StoneMor’s future performance and plans, and any financial guidance provided, as well as certain information in other filings with the SEC and elsewhere, are forward-looking statements within the meaning of Section 27A(i) of the Securities Act of 1933 and Section 21E(i) of the Securities Exchange Act of 1934. The words “believe,” “may,” “will,” “estimate,” “continues,” “anticipate,” “intend,” “project,” “expect,” “anticipate,” “predict,” and similar expressions identify these forward-looking statements. These forward-looking statements are made subject to certain risks and uncertainties that could cause actual results to differ materially from those stated, including, but not limited to, the following: uncertainties associated with future revenue and revenue growth; the impact of StoneMor’s significant leverage on its operating plans; the ability of StoneMor to service its debt; StoneMor’s ability to attract, train and retain an adequate number of sales people; uncertainties associated with the volume and timing of pre-need sales of cemetery services and products; variances in death rates; variances in the use of cremation; changes in the political or regulatory environments, including potential changes in tax accounting and trusting policies; StoneMor’s ability to successfully implement a strategic plan relating to producing operating improvement, strong cash flows and further deleveraging; uncertainties associated with the integration or the anticipated benefits of the acquisition of assets from Service Corporation International, disclosed within this Quarterly Report on Form 10-Q; and various other uncertainties associated with the death care industry and StoneMor’s operations in particular.

When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q filed with the SEC. We assume no obligation to publicly update or revise any forward-looking statements made herein or any other forward-looking statements made by us, whether as a result of new information, future events or otherwise.

Results of Operations

The following table summarizes our results of operations for the periods presented:

	Cornerstone Family Services, Inc.	StoneMor Partners L.P.	Cornerstone Family Services, Inc.	StoneMor Partners L.P.
	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
	(in thousands)		(in thousands)
Statement of Operations Data:
Revenues:
Cemetery	$20,694	$24,518	$63,790	$69,887
Funeral home	395	512	1,407	1,662

Total	21,089	25,030	65,197	71,549

Costs and Expenses:
Cost of goods sold:
Land and crypts	1,398	1,621	3,622	4,209
Perpetual care	490	687	1,840	2,094
Merchandise	1,208	1,369	3,830	3,857
Cemetery expense	5,031	5,544	14,765	15,872
Selling expense	4,413	5,179	13,958	14,717
General and administrative expense	2,489	2,736	7,353	7,658
Corporate overhead	2,968	3,799	7,959	10,391
Depreciation and amortization	1,073	712	3,554	2,580
Funeral home expense	419	496	1,309	1,366
Expense related to refinancing	4,200	0	4,200	0
Interest expense	2,623	1,631	7,907	4,800
Income taxes (benefit)	(724)	459	214	978

Net income (loss)	$(4,499)	$797	$(5,314)	$3,027

The following table presents supplemental operating data as of the periods presented:

	Cornerstone Family Services, Inc.	StoneMor Partners L.P.	Cornerstone Family Services, Inc.	StoneMor Partners L.P.
	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
Operating Data:
Interments Performed	5,315	5,007	16,653	16,388
Cemetery revenues per interment performed	$4,158	$4,897	$3,915	$4,265

Interment rights sold (1):
Lots	3,370	2,860	9,933	9,103
Mausoleum crypts (including pre-construction)	441	562	1,493	1,640
Niches	107	73	387	287

Total interment rights sold	3,918	3,495	11,813	11,030

Number of contracts written	11,214	11,203	35,091	34,623
Aggregate contract amount, in thousands (excluding interest)	$22,306	$23,804	$69,822	$71,086
Average amount per contract (excluding interest)	$1,989	$2,125	$1,990	$2,053

Number of pre-need contracts written	5,237	5,356	16,148	15,788
Aggregate pre-need contract amount, in thousands (excluding interest)	$14,674	$15,767	$45,864	$46,373
Average amount per pre-need contract (excluding interest)	$2,802	$2,944	$2,840	$2,937

Number of at-need contracts written	5,977	5,847	18,943	18,835
Aggregate at-need contract amount, in thousands	$7,632	$8,037	$23,958	$24,713
Average amount per at-need contract	$1,277	$1,375	$1,265	$1,312

(1)	Net of cancellations. Counts the sale of a double-depth burial lot as the sale of two interment rights.

Three Months Ended September 30, 2005 versus Three Months Ended September 30, 2004

Cemetery Revenues. Cemetery revenues were $24.5 million in the third quarter of 2005, an increase of $3.8 million, or 18.4%, as compared to $20.7 million in the third quarter of 2004. Cemetery revenues from pre-need sales, including interest income from pre-need installment contracts and investment income from trusts, were $16.7 million in the third quarter of 2005, an increase of $3.3 million, or 24.6%, as compared to $13.4 million in the third quarter of 2004. The increase primarily resulted from increased mausoleum deliveries ($1.3 million), increased marker and marker base deliveries ($0.7 million), additional vault deliveries and installation ($1.0 million) and increased document and installation fees ($0.3 million). An additional offset to the increase in cemetery revenues from pre-need sales was higher accumulated earnings from merchandise trusts allocated to the pre-need products delivered during the third quarter of 2005. Total revenues from merchandise and perpetual care trusts for the third quarter of 2005 were higher by $0.4 million than the same period in 2004.

Cemetery revenues from at-need sales in the third quarter of 2005 were $7.2 million, an increase of $0.2 million, or 2.9%, as compared to $7.0 million in the third quarter of 2004. The increase in cemetery revenues from at-need sales was primarily attributable to higher sales of monument bases and markers of $0.1 million and higher sales of at-need mausoleum spaces of $0.1 million.

Other cemetery revenues were $0.6 million in the third quarter of 2005, an increase of $0.2 million, or 16.7%, from $0.4 million in the third quarter of 2004. The increase in other cemetery revenues was primarily attributable to an asset sale of $0.4 million, partially offset by a decrease in cash kept from cancellations of $0.2 million.

Costs of Goods Sold. Cost of goods sold was $3.7 million in the third quarter of 2005, an increase of $0.6 million, or 19.4%, as compared to $3.1 million in the third quarter of 2004. As a percentage of cemetery revenues, cost of goods sold was 15.0% in the third quarter of 2005 essentially unchanged from the third quarter of 2004.

Selling Expense. Total selling expense was $5.2 million in the third quarter of 2005, an increase of $0.8 million, or 18.2%, as compared to $4.4 million in the third quarter of 2004. Sales commissions and other compensation expenses contributed $4.0 million to total selling expense during the third quarter of 2005, an increase of $0.8 million, or 25.0%, compared to $3.2 million in the third quarter of 2004. As a percentage of pre-need sales, sales commissions and other compensation expenses were 31.1% in the second quarter of 2005, as compared to 32.8% in the third quarter of 2004, due to the composition of the contracts serviced.

Cemetery Expense. Cemetery expense was $5.5 million in the third quarter of 2005, an increase of $0.5 or 10.0%, as compared to $5.0 million in the third quarter of 2004. This increase was primarily due to an increase in cemetery maintenance costs of $0.4 million related to the increased installation of burial vaults.

General and Administrative Expense. General and administrative expense was $2.7 million in the third quarter of 2005, an increase of $0.2 million, or 8.0%, as compared to $2.5 million in the third quarter of 2004. The increase was primarily attributable to an increase in professional fees of $0.2 million related to the settlement of a compensation claim at one of our locations.

Funeral Home Revenues and Expense. Funeral home revenues were $0.5 million in the third quarter of 2005 an increase of $0.1 million or 25%, as compared to $0.4 million in the third quarter of 2004. The primary reason for the increase was an increase in the number of services performed, 146 in the third quarter of 2005 compared to 106 in the third quarter of 2004. Funeral home expenses were $0.5 million in the third quarter of 2005, an increase of $0.1 million, or 20%, as compared to $0.4 million in the third quarter of 2004.

Corporate Overhead. Corporate overhead was $3.8 million in the third quarter of 2005, an increase of $0.8 million, or 26.7%, as compared to $3.0 million in the third quarter of 2004. The increase was primarily related to an increase of $0.7 million in professional fees and $0.2 million in management information systems expenses and an increase of $0.2 million in directors’ and officers’ insurance premiums related to the cost of being a public company, including costs associated with Sarbanes-Oxley compliance of $0.4 million, partially offset by 0.4 million in stock-based compensation awarded in 2004 and not in 2005.

Depreciation and Amortization. Depreciation and amortization was $0.7 million in the third quarter of 2005, a decrease of $0.4 million, or 36.4%, as compared to $1.1 million in the third quarter of 2004. The decrease was primarily attributable to decreased amortization of our debt issuance costs, the majority of which we wrote off in conjunction with our initial public offering on September 20, 2004.

Interest Expense. Interest expense was $1.6 million in the third quarter of 2005, a decrease of $1.0 million, or 38.5%, as compared to $2.6 million in the third quarter of 2004. This decrease is attributable to the completion of our September 20, 2004 initial public offering of which we used a portion of the proceeds to reduce our outstanding debt from $122.9 million at September 30, 2004 to $82.4 million at September 30, 2005, and reduced our borrowing rate from 8.0% per annum to 7.66% per annum by issuing and selling $80.0 million aggregate principal amount of senior secured notes, the proceeds of which were used to repay our former credit facility.

Provision (Benefit) for Income Taxes. Provision for income taxes was $0.5 million in the third quarter of 2005 as compared to a benefit from income taxes of $0.7 million during the third quarter of 2004. The change in provision (benefit) for income taxes was primarily due to the change in tax status from a corporation to a partnership. StoneMor Partners L.P. is treated as a partnership for federal income taxes purposes.

Net Income(Loss). Net income was $0.8 million during the third quarter of 2005, an increase of $5.3 million, as compared to a net loss of $4.5 million during the third quarter of 2004. The increase in net income was primarily attributable to the decrease in expenses related to refinancing of $4.2 million and the decrease in interest expense of $1.0 million that we incurred during the third quarter of 2004 and the increase in operating profit of $1.2 million, partially offset by an increase in the provision for income taxes of $1.2 million during the third quarter of 2005.

Deferred Cemetery Revenue. Deferred cemetery revenues, net, increased $1.2 million, or 0.9% in the third quarter of 2005, from $128.8 million as of June 30, 2005 to $130.0 million at September 30, 2005. In the comparable period in 2004, deferred cemetery revenues, net, increased $3.0 million, or 2.5%, from $119.8 million as of June 30, 2004 to $122.8 million as of September 30, 2004. The net increase in the quarter ended September 30, 2005 was primarily attributable to an increase in sales of pre-need cemetery products and services that were not delivered or performed in the quarter ended September 30, 2005. In the three months ended September 30, 2005, we added $11.5 million in pre-need sales of cemetery merchandise and services, net of deferred costs and cancellations, to our pre-need sales backlog which was offset by revenues recognized, net of costs, of $10.2 million, including accumulated merchandise trust earnings related to the delivery and performance of pre-need cemetery merchandise and services. In the three months ended September 30, 2004, we added $7.6 million in pre-need sales of cemetery merchandise and services, net of deferred costs and cancellations, to our pre-need sales backlog which was offset by revenues recognized, net of costs, of $4.6 million, including accumulated merchandise trust earnings related to the delivery and performance of pre-need cemetery merchandise and services.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Cemetery Revenues. Cemetery revenues were $69.9 million in the first nine months of 2005, an increase of $6.1 million, or 9.6%, as compared to $63.8 million in the first nine months of 2004. Cemetery revenues from pre-need sales, including interest income from pre-need installment contracts and investment income from trusts, were $45.7 million in the first nine months of 2005, an increase of $6.1 million, or 15.4%, as compared to $39.6 million in the first nine months of 2004. The increase primarily resulted from additional mausoleum deliveries ($2.7 million), additional casket deliveries ($0.9 million), and additional vault deliveries and installation ($1.5 million). An additional contribution to the increase in cemetery revenues from pre-need sales was higher accumulated earnings from merchandise trusts allocated to the pre-need products delivered during the first nine months of 2005. Total revenues from merchandise and perpetual care trusts for the first nine months of 2005 were higher by $1.7 million than the same period in 2004.

Cemetery revenues from at-need sales in the first nine months of 2005 were $22.9 million, an increase of $0.8 million, or 3.6%, as compared to $22.1 million in the first nine months of 2004. The increase in cemetery revenues from at-need sales was primarily attributable to higher sales of monument bases and markers of $0.4 million and higher sales of at-need interment rights of $0.1 million.

Other cemetery revenues were $1.3 million in the first nine months of 2005, a decrease of $0.8 million, or 38.1%, from $2.1 million in the first nine months of 2004. The decrease in other cemetery revenues was primarily attributable to a decrease in one-time sales of undeveloped land for net proceeds of $0.8 million.

Costs of Goods Sold. Cost of goods sold was $10.2 million in the first nine months of 2005, an increase of $0.9 million, or 9.7%, as compared to $9.3 million in the first nine months of 2004. As a percentage of cemetery revenues, cost of goods was 14.6% in the first nine months of 2005 essentially unchanged from the first nine months of 2004.

Selling Expense. Total selling expense was $14.7 million in the first nine months of 2005, an increase of $0.7 million or 5.0% as compared to $14.0 million in the first nine months of 2004. Sales commissions and other compensation expenses contributed $11.4 million to total selling expense during the first nine months of 2005, an increase of $1.3 million, or 12.9%, compared to $10.1 million in the first nine months of 2004. As a percentage of pre-need sales, sales commissions and other compensation expenses were 32.2% in the first nine months of 2005, as compared to 35.4% in the first nine months of 2004, due to the composition of the contracts serviced.

Cemetery Expense. Cemetery expense was $15.9 million in the first nine months of 2005, an increase of $1.1 million, or 7.4%, as compared to $14.8 million in the first nine months of 2004. This increase was primarily due to an increase in cemetery maintenance costs of $0.5 million related to the increased installation of burial vaults and $0.2 million related to increased energy costs.

General and Administrative Expense. General and administrative expense was $7.7 million in the first nine months of 2005 an increase of $0.3 million, or 4.1%, as compared to $7.4 million in the first nine months of 2004. The increase is primarily attributable to an increase in professional fees of $0.2 million related to the settlement of a compensation claim at one of our locations.

Funeral Home Revenues and Expense. Funeral home revenues were $1.7 million in the first nine months of 2005, an increase of $0.3 million, or 21.4%, as compared to $1.4 million in the first nine months of 2004. The primary reason for the increase was an increase in the number of services performed, 488 in the first nine months of 2005 compared to 422 in the first nine months of 2004. Funeral home expenses were $1.4 million in the first nine months of 2005, an increase of $0.1, or 7.7%, as compared to $1.3 million for the first nine months of 2004. The in crease is primarily attributable to increased wages and benefits of $0.1 million.

Corporate Overhead. Corporate overhead was $10.4 million in the first nine months of 2005, an increase of $2.4 million, or 30.0%, as compared to $8.0 million in the first nine months of 2004. The increase was primarily related to an increase of $1.7 million in professional fees, $0.7 million in wages in benefits and $0.4 million in MIS expenses and an increase of $0.6 million in directors’ and officers’ insurance premiums related to the cost of being a public company, including costs associated with Sarbanes-Oxley compliance of $0.9 million, partially offset by $0.4 million in stock-based compensation awarded in 2004 and not in 2005.

Depreciation and Amortization. Depreciation and amortization was $2.6 million in the first nine months of 2005, a decrease of $1.0 million, or 27.8%, as compared to $3.6 million in the first nine months of 2004. The decrease was primarily attributable to decreased amortization of our debt issuance costs, the majority of which we wrote off in conjunction with our initial public offering on September 20, 2004.

Interest Expense. Interest expense was $4.8 million in the first nine months of 2005, a decrease of $3.1 million, or 39.2%, as compared to $7.9 million in the first nine months of 2004. This decrease is attributable to the completion of our September 20, 2004 initial public offering of which we used a portion of the proceeds to reduce our outstanding debt from $122.9 million at September 30, 2004 to $82.4 million at September 30, 2005, and reduced our borrowing rate from 8.0% per annum to 7.66% per annum by issuing and selling $80.0 million aggregate principal amount of senior secured notes, the proceeds of which were used to repay our former credit facility.

Provision (Benefit) for Income Taxes. Provision for income taxes was $1.0 million in the first nine months of 2005 as compared to a provision for income taxes of $0.2 million during the first nine months of 2004. The change in provision (benefit) for income taxes was primarily due to the change in tax status from a corporation to a partnership.

Net Income(Loss). Net income was $3.0 million during the first nine months of 2005, an increase of $8.3 million, as compared to a net loss of $5.3 million during the first nine months of 2004. The increase was primarily attributable to the increase in operating profit of $1.8 million, the decrease in interest expense of $3.1 million and the decrease in expenses related to refinancing of 4.2 million, partially offset by an increase in the provision (benefit) for income taxes of $0.8 million.

Deferred Cemetery Revenue. Deferred cemetery revenues, net, increased $2.6 million, or 2.0% in the first nine months of 2005, from $127.4 million as of December 31, 2004 to $130.0 million as of September 30, 2005. In the comparable period in 2004, deferred cemetery revenues, net, increased $7.6 million, or 6.6%, from $115.2 million as of December 31, 2003 to $122.8 million as of September 30, 2004. The net increase in the first nine months of 2004 was primarily attributable to an increase in sales of pre-need cemetery products and services that were not delivered or performed in the first nine months of 2004. We added $33.2 million in pre-need sales of cemetery merchandise and services, net of deferred costs and cancellations, to our pre-need sales backlog during the first nine months of 2005 as compared to $19.3 million added during the first nine months of 2004. These increases were offset by revenues recognized, net of costs, of $26.6 million, including accumulated merchandise trust earnings, during the first nine months of 2005 related to the delivery and performance of pre-need cemetery merchandise and services as compared to $11.7 million of revenues recognized in the first nine months of 2004.

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

We believe that cash generated from operations and our borrowing capacity under our credit facility, which is discussed below, will be sufficient to meet our working capital requirements, anticipated capital expenditures and scheduled debt payments for the foreseeable future. We anticipate ongoing annual capital expenditure requirements of between approximately $1.7 million and $2.9 million for the foreseeable future, of which between $1.1 million and $2.0 million is for maintenance of our existing cemeteries and between $0.6 million and $0.8 million is for mausoleum and lawn crypt construction and other expansion, excluding acquisitions. The estimate for cemetery maintenance capital expenditures would increase if we were to acquire additional cemetery properties.

One of our goals is to grow through the acquisition of high-quality cemetery properties. We anticipate financing these acquisitions with the proceeds of borrowings under our credit facility or the issuance of additional common units and other partnership securities, including debt, to the extent permitted under our credit facility, the senior secured notes and our partnership agreement. Since Cornerstone began operations in 1999, we have acquired ten cemetery properties ranging in price per cemetery from $0.2 million to $11.0 million and having an aggregate purchase price of $27.4 million. For additional information, please see “Subsequent Events” below and Note 11 to our Condensed Consolidated Financial Statements.

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

Cash Flow from Operating Activities. Cash flows provided by operating activities were $11.6 million in the first nine months of 2005 compared to cash flows provided by operating activities of $3.5 million during the first nine months of 2004. Cash flows from operating activities in the first nine months of 2005 included payments of approximately $1.5 million for corporate bonuses that were earned and expensed in 2004 but paid in the first nine months of 2005. Cash flows provided by operating activities in the first nine months of 2004 were $3.5 million and included payments of $1.7 million for corporate bonuses that were earned and expensed in 2003 but paid in the first nine months of 2004, $3.2 million of professional fees paid related to our initial public offering which was completed on September 20, 2004 and approximately $1.4 million in fees related to amending our then existing credit facility. The remaining change in cash outflows was primarily attributable to the net income of $3.0 million recorded during the first nine months of 2005 as compared to a net loss of $5.3 million during the first nine months of 2004 and changes in working capital.

Cash Flow from Investing Activities. Net cash used in investing activities was $5.6 million in the first nine months of 2005, an increase of $1.5 million, as compared to $4.1 million in the first nine months of 2004. This increase was primarily attributable to an increase in expenditures for the acquisition of one funeral home of $0.2 million and capitalized costs associated with acquisition activities of $1.5 million.

Cash Flow from Financing Activities. Net cash used in financing activities was $10.2 million in the first nine months of 2005 as compared to cash provided in financing activities of $8.7 million in the first nine months of 2004. The cash flow used in financing activities in 2005 was primarily attributable to the February, May and August unit holder distributions of $12.4 million. The cash provided by financing activities in 2004 is primarily related to our September 20, 2004 initial public offering and sale of senior secured notes. The additional change in cash flows is attributable to net increase in long-term borrowings of $2.4 million during the first nine months of 2005.

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

The credit agreement was amended in November 2004 to amend the leverage ratio from 3.5 to 1 to 3.75 to 1 until September 30, 2005 at which time it reverts back to 3.5 to 1. As of September 30, 2005, the Company is in compliance with all bank covenants.

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

The note purchase agreement was amended in November 2004 to amend the leverage ratio from 3.5 to 3.75 to 1 until September 30, 2005 at which time it reverts back to 3.5 to 1.

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

Capital Expenditures

The following table summarizes total maintenance capital expenditures and expansion capital expenditures, including for the construction of mausoleums and for acquisitions, for the periods presented (in thousands):

	Cornerstone Family Services, Inc.	StoneMor Partners L.P.
	Nine Months Ended September 30,
	2004	2005
Maintenance capital expenditures	$1,005	$1,843
Expansion capital expenditures	2,390	3,793

Total capital expenditures	$3,395	$5,637

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

Subsequent Events On November 1, 2005 the Company completed the acquisition of 22 cemeteries and 6 funeral homes from Service Corporation International. The transaction was structured as an asset purchase at a purchase price of $12.9 million and was paid with $7.0 million in cash and 280,952 common units representing $5.9 million. The final purchase price may be (i) increased or decreased for accounts receivable, merchandise trust amounts and endowment care trust amounts, as provided in the Asset Purchase and Sale Agreement and (ii) increased by any amounts which may become payable pursuant to the Registration Rights Agreement, which agreements were entered into in connection with the foregoing transaction.

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

Interest-bearing Investments. Our fixed-income securities subject to market risk consist primarily of investments in merchandise trusts and perpetual care trusts. As of September 30, 2005, fixed-income securities represented 47.0% of the funds held in merchandise trusts and 63.9% of the funds held in perpetual care trusts. The aggregate quoted market value of these fixed-income securities was $50.2 million and $82.3 million in merchandise trusts and perpetual care trusts, respectively, as of September 30, 2005. Each 1% change in interest rates on these fixed-income securities would result in changes of approximately $0.5 million and $0.8 million in the fair market values of the securities held in merchandise trusts and perpetual care trusts, respectively, based on discounted expected future cash flows.

Our money market and other short-term investments subject to market risk consist primarily of investments held in merchandise trusts and perpetual care trusts. As of September 30, 2005, these investments accounted for approximately 13.0% and 7.5% of the funds held in merchandise trusts and perpetual care trusts, respectively. The fair market value of these investments was $13.8 million and $9.6 million in merchandise trusts and perpetual care trusts, respectively, as of September 30, 2005. Each 10% change in average interest rates applicable to these investments would result in changes of approximately $1.4 million and $1.0 million, respectively; in the aggregate fair market values of the perpetual care investments and the merchandise trust investments.

Marketable Equity Securities. Our marketable equity securities subject to market risk consist primarily of investments held in merchandise trusts and in the case of perpetual care trusts, investments in real estate investment trusts, or REITs. As of September 30, 2005, marketable equity securities represented 40.1% of funds held in merchandise trusts and 28.7% of funds held in perpetual care trusts. The aggregate fair market value of these marketable equity securities was $42.8 million and $37.0 million in merchandise trusts and perpetual care trusts, respectively, as of September 30, 2005, based on final quoted sales prices. Each 10% change in the average market prices of the equity securities would result in a change of approximately $4.3 million and $3.7 million in the fair market value of securities held in merchandise trusts and perpetual care trusts, respectively.

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

Debt Instruments. Our credit facility bears interest at a floating rate, based on LIBOR, which is adjusted quarterly. This credit facility will subject us to increases in interest expense resulting from movements in interest rates. As of September 30, 2005 we had outstanding borrowings of $2.4 million under our revolving credit line. On November 1, 2005, we borrowed $5.25 million from our acquisition line of credit to facilitate the consummation of the acquisition of 22 cemeteries and 6 funeral homes from Service Corporation International.

Item 4. Controls and Procedures

The Company periodically reviews the design and effectiveness of its disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and internal control over financial reporting (as defined in Rules 13a – 15(f) and 15(d) –15(f) under the Exchange Act). The Company makes modifications to improve the design and effectiveness of its disclosure controls and internal control structure, and may take other corrective action, if its reviews identify a need for such modifications or actions.

The Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), does not expect that its disclosure controls and procedures or its internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgements in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

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

In accordance with Rules 13a–15 and 15d–15 under the Exchange Act, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of the end of the period covered by this quarterly report on Form 10-Q, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis as provided in the Securities and Exchange Commission rules and forms. There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Partnership has had no sales or repurchases of equity securities during the three months ended September 30, 2005.

Proceeds received:
Sale of 4,226,250 common units at $20.50 per unit	$86,638
Issuance of senior secured notes	80,000

Total proceeds received	$166,638

Use of proceeds from sale of common units
Underwriting discount	$5,849
Professional fees and other offering costs	9,542
Repayment of debt and accrued interest	56,361
Redemption of 551,250 units from CFSI LLC	5,255
Construction of mausoleum and lawn crypts, purchase of burial vault installation equipment, and reorganization taxes	4,672
Reserve for general partnership purposes	4,959

Total use of proceeds from the sale of common units	$86,638

Use of proceeds from the issuance of senior secured notes
Private placement fee	$1,076
Other debt issuance costs	215
Repayment of debt	78,709

Total use of proceeds from the issuance of senior secured notes	80,000

Total use of proceeds	$166,638

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

The following documents are filed as exhibits to this quarterly report on Form 10-Q.

Exhibit Number	Description
10.1	Directors compensation (incorporated by reference to Item 1.01 of Registrant’s Current Report on Form 8-K filed on August 9, 2005)

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of William R. Shane, Executive Vice President and Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith)

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of William R. Shane, Executive Vice President and Chief Financial Officer (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STONEMOR PARTNERS L.P.
By: StoneMor GP LLC
its general partner

November 14, 2005	/s/ Lawrence Miller
Lawrence Miller
Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

November 14, 2005	/s/ William R. Shane
William R. Shane
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description
10.1	Directors compensation (incorporated by reference to Item 1.01 of Registrant’s Current Report on Form 8-K filed on August 9, 2005)

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of William R. Shane, Executive Vice President and Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith)

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of William R. Shane, Executive Vice President and Chief Financial Officer (furnished herewith)