Form 10-Q/A
period 2005-03-31
STONEMOR PARTNERS LP
filed 2006-05-15
CIK 1286131

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to our quarterly report on Form 10-Q for the quarter ended March 31, 2005 (“Original Filing”), initially filed with the Securities and Exchange Commission (“SEC”) on May 16, 2005, is being filed to reflect restatements of our condensed consolidated financial statements of and for the three months ended March 31, 2005. For a more detailed description of these restatements, see Note 2, “Restatement of Financial Statements” to the accompanying condensed consolidated financial statements.

The restatement has no effect on the Company’s net cash flows or distributions to its unitholders. Following an internal and external audit of our cemetery locations, we determined that some of the pre-need burial vaults that we previously believed to have been installed in to the ground during 2005, had not been installed. We install burial vaults in advance of need in order to provide for a secure storage location and expedite the at-need interment process. In accordance with SAB 104, we recognize revenue related to the pre-need sale of burial vaults when we install them into the ground. As such, the erroneous indication that these vaults had been installed caused us to recognize revenue in advance of the revenue recognition triggering event.

In addition, the Company determined that Deferred Selling and Obtaining Costs related to its pre-need sales should be classified as an asset of the Company instead of as a reduction of Deferred Revenues, net.

For the convenience of the reader, this Form 10-Q/A includes the Original Filing in its entirety as amended by this Form 10-Q/A. However, this Form 10-Q/A only amends and restates Items 1, 2 and 4 of Part I of the Original Filing and no other material information in the Original Filing is amended hereby. The foregoing items have not been updated to reflect other events concerning our business or financial condition occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.

Except for the foregoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that occurred at a later date. Among other things, forward looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Filing (other than the restatement), and such forward looking statements should be read in their historical context.

Index – Form 10-Q/A

Part I – Financial Information

Item 1. Financial Statements

StoneMor Partners L.P.

Successor to Cornerstone Family Services, Inc. (Predecessor)

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	December 31, 2004	March 31, 2005
	(as restated see Note 2)	(as restated see Note 2)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,474	$12,405
Accounts receivable, net of allowance	25,479	25,673
Prepaid expenses	1,778	2,617
Other current assets	861	1,036

Total current assets	42,592	41,731

LONG-TERM ACCOUNTS RECEIVABLE - net of allowance	32,402	31,378
CEMETERY PROPERTY	150,215	149,606
PROPERTY AND EQUIPMENT - NET	22,616	22,724
MERCHANDISE TRUSTS, restricted, at fair value	114,798	109,981
PERPETUAL CARE TRUSTS, restricted, at fair value	127,949	126,501
DEFERRED FINANCING COSTS - net of accumulated amortization	2,551	2,376
DEFERRED SELLING AND OBTAINING COSTS	28,625	29,161
OTHER ASSETS	1,344	1,350

TOTAL ASSETS	$523,092	$514,808

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$6,136	$4,252
Accrued interest	162	162

Total current liabilities	6,298	4,414

LONG-TERM DEBT	80,000	80,000
DEFERRED CEMETERY REVENUES, net	156,051	156,458
MERCHANDISE LIABILITY	37,477	35,888

TOTAL LIABILITIES	279,826	276,760

COMMITMENTS AND CONTINGENCIES
NON-CONTROLLING INTEREST IN PERPETUAL CARE TRUSTS	127,949	126,501

PARTNERS’ EQUITY
General partner	1,663	1,587
Limited partners:
Common	72,892	71,044
Subordinated	40,762	38,915

Total partners’ equity	115,317	111,547

TOTAL LIABILITIES AND PARTNERS’ EQUITY	$523,092	$514,808

See Accompanying Notes to the Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Successor to Cornerstone Family Services, Inc. (Predecessor)

Condensed Consolidated Statement of Operations

(in thousands, except unit data)

(unaudited)

	Cornerstone Family Services, Inc.	StoneMor Partners L.P.
	Three months ended March 31,
	2004	2005
		(as restated see Note 2)
Revenues:
Cemetery	$17,969	$20,345
Funeral home	499	621

Total revenues	18,468	20,966

Costs and Expenses:
Cost of goods sold (exclusive of depreciation shown separately below):
Land and crypts	828	963
Perpetual care	633	615
Merchandise	763	1,279
Cemetery expense	4,673	4,717
Selling expense	3,855	4,191
General and administrative expense	2,483	2,378
Corporate overhead	2,435	3,075
Depreciation and amortization	1,265	845
Funeral home expense	432	434

Total cost and expenses	17,367	18,497

OPERATING PROFIT	1,101	2,469

INTEREST EXPENSE	2,532	1,581

INCOME / (LOSS) BEFORE INCOME TAXES	(1,431)	888

INCOME TAXES (BENEFIT):
State and franchise taxes	312	40
Federal	(355)	180

Total income taxes (benefit)	(43)	220

NET INCOME (LOSS)	(1,388)	668

Net income per limited partner unit for the three months ended March 31, 2005:
Net income		$668
General partner’s interest in net income for the period		$13

Limited partners’ interest in net income for the period
Common		$327
Subordinated		$327

Net income per limited partner (common) unit (basic and diluted)		$.08

Weighted average number of limited partners’ units outstanding (basic and diluted)		8,480

See Accompanying Notes to the Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Successor to Cornerstone Family Services, Inc. (Predecessor)

Condensed Consolidated Statement of

Partners’ Equity

(in thousands)

(unaudited)

	Partners’ Capital				Total
	Limited Partners			General Partner
	Common	Subordinated	Total
Balance, December 31, 2004	$72,892	$40,762	$113,654	$1,663	$115,317
Net Income (as restated see Note 2)	326	327	653	14	668
Cash distribution	(2,174)	(2,174)	(4,348)	(90)	(4,438)

Balance, March 31, 2005 (as restated, see Note 2)	$71,044	$38,915	$109,959	$1,587	111,547

See Accompanying Notes to the Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Successor to Cornerstone Family Services, Inc. (Predecessor)

Condensed Consolidated Statement of Cash Flows

(in thousands)

(unaudited)

	Three months ended March 31,
	2004	2005
		(as restated see Note 2)
OPERATING ACTIVITIES:
Net income (loss)	$(1,388)	$668
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activity:
Cost of lots sold	1,085	802
Depreciation and amortization	1,265	845
Deferred income tax (benefit)	(163)	—
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(288)	830
Merchandise trust fund	(3,299)	1,958
Prepaid expenses	8	(839)
Other current assets	192	(175)
Other assets	(804)	(4)
Accounts payable and accrued and other liabilities	(110)	(1,884)
Deferred cemetery revenue and deferred selling and obtaining costs	4,196	2,730
Merchandise liability	(744)	(1,589)

Net cash provided by operating activities	(50)	3,342

INVESTING ACTIVITIES:
Additions to cemetery property	(230)	(227)
Acquisitions of property and equipment	(272)	(746)

Net cash used in investing activities	(502)	(973)

FINANCING ACTIVITIES:
Cash distribution	—	(4,438)
Additional borrowings on long-term debt	1,998	—
Repayments of long-term debt	(1,396)	—

Net cash provided by (used in) financing activities	602	(4,438)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	50	(2,069)
CASH AND CASH EQUIVALENTS - Beginning of period	5,554	14,474

CASH AND CASH EQUIVALENTS - End of period	$5,604	$12,405

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$2,468	$1,576

Cash paid during the period for income taxes	$15	$671

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

Cemetery Operations—Sales of at-need cemetery interment rights, merchandise and services are recognized when the service is performed or merchandise is delivered. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (SAB No. 104) and the retail land sales provisions of Statement of Financial Accounting Standards No. 66, Accounting for the Sale of Real Estate (SFAS No. 66), revenues from pre-need sales of burial lots and constructed mausoleum crypts and lawn crypts are deferred until at least 10% of the sales price has been collected. At the time of the sale, an allowance for the customer cancellations is established, which reduces the amount of accounts receivable, net and deferred cemetery revenues, net or cemetery revenue recognized, based on management’s estimates of expected cancellations and historical experiences. Historically, the cancelled contracts represent approximately 10% of the pre-need sales (based on contract dollar amounts). Revenues from the pre-need sale of unconstructed mausoleum and lawn crypts are deferred until at least 10% of the sales price has been collected, at which point revenues are recognized using the percentage-of-completion method of accounting, also in accordance with SFAS No. 66. Revenues related to the pre-need sale of merchandise and services are deferred until such merchandise is delivered (title has transferred to the customer and the merchandise is either installed or stored, at the direction of the customer, at the vendor’s warehouse or a third-party warehouse at no additional cost to us) or such services are performed.

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

Pursuant to state law, a portion of the proceeds from cemetery merchandise or services sold on a pre-need basis is required to be paid into merchandise trusts. The Company defers investment earnings generated by the assets in these merchandise trusts (including realized gains and losses) until the associated merchandise is delivered or the services are performed. The fair value of the funds held in merchandise trusts at December 31, 2004 and March 31, 2005 was approximately $114.8 million and $110.0 million, respectively (see Note 6). In accordance with industry practice for periods ending prior to March 31, 2004, the Company did not consolidate these trust funds in the financial statements as the Company was not considered to have complete controlling financial interest in these trusts and the Company did not bear all of the risks and rewards of these trusts’ assets. However, the principal of the funds held in merchandise trusts was reflected during these periods as due from merchandise trusts at cost on the Company’s consolidated balance sheets and the earnings thereon are reflected in deferred cemetery revenues, net until such principal and earnings are recognized as revenues. As of March 31, 2004, the Company adopted Financial Accounting Standards Board Interpretation No. 46 and 46R (FIN 46R) which resulted in the consolidation of the merchandise trusts on the Company’s consolidated balance sheet at fair value (See Note 1, Accounting Change).

A portion of the proceeds from the sale of cemetery property is required by state law to be paid into perpetual care trusts. Earnings from the perpetual care trusts are recognized in current cemetery revenues and are used to defray cemetery maintenance costs, which are expensed as incurred. Funds held in perpetual care trusts at December 31, 2004 and March 31, 2005 were $127.9 million and $126.5 million, respectively (see Note 7). As of March 31, 2004, the Company adopted FIN 46 and FIN 46R which resulted in the consolidation of the perpetual care trusts on the Company’s consolidated balance sheet at fair value (See Note 1, Accounting Change).

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

Deferred Cemetery Revenues, Net—Revenues and all costs associated with pre-need sales of cemetery merchandise and services are deferred until the merchandise is delivered or the services are performed. In addition, investment earnings generated by the assets included in the merchandise trusts are deferred until the associated merchandise is delivered or the services are performed. Deferred cemetery revenues, net, also includes deferred revenues from pre-need sales that were entered into by entities prior to the acquisition of those entities by the Company, including entities that were acquired by Cornerstone upon its formation in 1999. The Company provides for a reasonable profit margin for these deferred revenues (deferred margin) to account for the future costs of delivering products and providing services on pre-need contracts that the Company acquired through acquisition. Deferred margin amounts are deferred until the merchandise is delivered or services are performed.

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

The adoption of FIN 46R resulted in the consolidation of the merchandise trusts (including the funeral trusts) and perpetual care trusts in the Company’s consolidated balance sheet, but did not change the legal relationships among the merchandise trusts and perpetual care trusts, the Company, and its holders of pre-need contracts. To the extent that the customers are the legal beneficiaries of the merchandise trusts, the Company recognizes a non-controlling interest in merchandise trusts. The principal in the perpetual care trusts is required by state law to be held in perpetuity and is not redeemable by the Company or the customers. Accordingly the equity interest in the perpetual care trusts is presented as a non-controlling interest in perpetual care trusts between the liabilities and stockholders’ equity in the Company’s consolidated balance sheet. The adoption of FIN 46R did not impact the Company’s net income or its condensed consolidated statement of cash flows from operating, investing or financing activities.

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

New Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (FAS 123R), which replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation” (FAS 123) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under FAS 123, no longer will be an alternative to financial statement recognition. We are required to adopt FAS 123R on January 1, 2006. Under FAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of FAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. As we issue options after January 1, 2006, we will treat them in accordance with FAS 123R.

Use of Estimates—Preparation of these condensed consolidated financial statements requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenue and expense during the reporting periods. As a result, actual results could differ from those estimates. The most significant estimates in the financial statements are the allowance for cancellations, merchandise liability, deferred margin, deferred merchandise trust investment earnings, deferred obtaining costs and income taxes. Deferred margin and deferred merchandise trust investment earnings are included in deferred cemetery revenues, net, on the consolidated balance sheets.

Reclassifications—Certain amounts in the condensed consolidated financial statements for prior periods have been reclassified to conform to the current period presentation in the condensed consolidated financial statements.

Segment Reporting and Related Information—The Company has one reportable segment, death care services.

Disclosure of reported segment revenue:

	Three Months Ended March 31,
	2004	2005
	(in thousands)
Revenues:
Cemetery:
Sales	$8,738	$11,277
Services and other	6,451	5,331
Investment, including realized gains from merchandise trusts and receivables	2,332	2,782
Deferred margin, recognized	448	955

	17,969	20,345
Funeral home revenues	499	621

Total revenues	$18,468	$20,966

2. RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the issuance of the Company’s interim condensed consolidated financial statements for the period ended March 31, 2005, the Company determined that certain of its pre-need burial vaults that it previously believed to have been installed in to the ground during the three months ended March 31, 2005, had not been installed. The Company installs burial vaults in advance of need in order to provide for a secure storage location and expedite the at-need interment process. In accordance with SAB 104, the Company recognizes revenue related to the pre-need sale of burial vaults when the Company installs them into the ground. As such, the erroneous indication that these vaults had been installed caused us to recognize revenue in advance of the revenue recognition triggering event. As a result, the Company is restating its condensed consolidated financial statements as of and for the three month period ended March 31, 2005.

The restatement generally has the effect of deferring previously recognized revenue and earnings until later periods.

In addition, the Company determined that Deferred Selling and Obtaining Costs related to its pre-need sales should be classified as an asset of the Company instead of as a reduction of Deferred Revenues, net.

The following is a summary of the significant impacts of the restatements on the condensed consolidated financial statements.

	Condensed Consolidated Statement of Income
	(in thousands, except per unit data)
	As Previously Reported	Adjustment	As Restated
Three months ended March 31, 2005:

Cemetery revenues	20,486	(141)	20,345
Cost of goods sold, merchandise	1,295	(16)	1,279
Selling expense	4,226	(35)	4,191
Operating profit	2,559	(90)	2,469
Net income	758	(90)	668
General partners’ interest in net income for the period	15	(2)	13
Limited partners’ interest in net income for the period, common	371	(44)	327
Limited partners’ interest in net income for the period, subordinated	371	(44)	327
Net income per limited partner (common) unit (basic and diluted)	0.09	(0.01)	0.08

	Condensed Consolidated Balance Sheet
	(in thousands)
	As Previously Reported	Adjustment	As Restated
At March 31, 2005:

Deferred Selling and Obtaining Costs	—	29,161	29,161
Total Assets	485,647	29,161	514,808
Deferred Cemetery Revenues, net	127,207	29,251	156,458
Total Liabilities	247,509	29,251	276,760
General partners’ equity	1,589	(2)	1,587
Limited partners’ equity, common	71,089	(45)	71,044
Limited partners’ equity, subordinated	38,959	(44)	38,915
Total Liabilities and Partners’ Equity	485,647	29,161	514,808

At December 31, 2004:

Deferred Selling and Obtaining Costs	—	28,625	28,625
Total Assets	494,467	28,625	523,092
Deferred Cemetery Revenues, net	127,426	28,625	156,051
Total Liabilities	251,201	28,625	279,826
Total Liabilities and Partners’ Equity	494,467	28,625	523,092

	Condensed Consolidated Statement of Cash Flow
	(in thousands)
	As Previously Reported	Adjustment	As Restated
Three months ended March 31, 2005:

Operating Activities
Net income	758	(90)	668
Deferred cemetery revenue	2,640	90	2,730
Net cash provided in operating activities	3,342	—	3,342

3. LONG-TERM ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

Long-term accounts receivable, net, consist of the following:

	December 31, 2004	March 31, 2005
	(in thousands)
Customer receivables	$74,123	$72,695
Unearned finance income	(7,294)	(7,035)
Allowance for contract cancellations	(8,948)	(8,609)

	57,881	57,051
Less: current portion - net of allowance	25,479	25,673

Long-term portion - net of allowance	$32,402	$31,378

Activity in the allowance for contract cancellations is as follows:

	December 31, 2004	March 31, 2005
	(in thousands)
Balance - Beginning of period	$8,806	$8,948
Reserve on acquired contracts	—	—
Provision for cancellations	6,681	1,622
Charge-offs - net	(6,539)	(1,961)

Balance - End of period	$8,948	$8,609

4. CEMETERY PROPERTY

Cemetery property consists of the following:

	December 31, 2004	March 31, 2005
	(in thousands)
Developed land	$21,684	$21,390
Undeveloped land	98,075	98,075
Mausoleum crypts and lawn crypts	30,456	30,141

Total	$150,215	$149,606

5. PROPERTY AND EQUIPMENT

Major classes of property and equipment follow:

	December 31, 2004	March 31, 2005
	(in thousands)
Building and improvements	$20,829	$20,918
Furniture and equipment	19,353	20,042

	40,182	40,960
Less: accumulated depreciation	(17,566)	(18,236)

Property and equipment - net	$22,616	$22,724

6. PRE-NEED MERCHANDISE AND SERVICES AND MERCHANDISE TRUSTS.

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

The Company deposited $3,519 and withdrew $7,992 from the trusts during the three month period ended March 31, 2005.

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

7. PERPETUAL CARE TRUSTS.

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

The Company deposited $892 and withdrew $1,875 from the trusts during the three month period ended March 31, 2005.

The Company recorded income from perpetual care trusts of $1.7 million for the three months ended March 31, 2004 and 2005. This income is classified as cemetery revenues in the consolidated statements of operations.

8. LONG-TERM DEBT

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

The agreements governing the revolving credit facility, the acquisition line of credit and the senior secured notes contain restrictive covenants that, among other things, prohibit distributions upon defined events of default, restrict investments and sales of assets and require us to maintain certain financial covenants, including specified financial ratios. As of March 31, 2005, the Company was in compliance with all covenants.

Deferred financing costs as of March 31, 2005 consisted of approximately $2.7 million of debt issuance costs, less accumulated amortization of approximately $0.4 million. These costs were incurred in connection with the issuance of the Company’s debt during September 2004.

9. INCOME TAXES

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

10. DEFERRED CEMETERY REVENUES – NET / DEFERRED SELLING AND OBTAINING COSTS

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

	December 31, 2004	March 31, 2005
	(In Thousands)
Deferred cemetery revenue	$127,296	$130,309
Deferred merchandise trust revenue	23,519	22,035
Deferred pre-acquisition margin	25,515	24,561
Deferred cost of good sold	(20,279)	(20,447)

Deferred Cemetery Revenues, net	$156,051	$156,458

Deferred selling and obtaining costs	$28,625	$29,161

Deferred selling and obtaining costs are carried as an asset on the condensed consolidated balance sheet in accordance with FAS 60.

11. COMMITMENTS AND CONTINGENCIES

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis gives effect to the restatement as discussed in Note 2 to the condensed consolidated financial statements.

The words “we,” “us,” “our,” “Company” and similar words, when used in a historical context prior to the closing of the initial public offering of StoneMor Partners L.P. on September 20, 2004, refer to Cornerstone Family Services, Inc. (and, after its conversion, CFSI LLC) and its subsidiaries and thereafter refer to StoneMor Partners L.P. and its subsidiaries.

This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements included in Item 1 of this Form 10-Q/A (including the notes thereto).

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

Risk Factors

Readers of the Quarterly Report on Form 10-Q/A are referred to our annual report on Form 10-K for additional information concerning factors, risks and uncertainties with respect to the Partnership’s business and rules and regulations affecting the Partnership.

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

Results of Operations

The following table summarizes our results of operations for the periods presented:

	Cornerstone Family Services, Inc.	StoneMor Partners L.P.
	Three months ended March 31,
	2004	2005
	(in thousands)
Statement of Operations Data:
Revenues:
Cemetery	$17,969	$20,345
Funeral home	499	621

Total	18,468	20,966

Costs and Expenses:
Cost of goods sold:
Land and crypts	828	963
Perpetual care	633	615
Merchandise	763	1,279
Cemetery expense	4,673	4,717
Selling expense	3,855	4,191
General and administrative expense	2,483	2,378
Corporate overhead	2,435	3,075
Depreciation and amortization	1,265	845
Funeral home expense	432	434
Interest expense	2,532	1,581
Income taxes (benefit)	(43)	220

Net income (loss)	$(1,388)	$668

The following table presents supplemental operating data as of the periods presented:

	Cornerstone Family Services, Inc.	StoneMor Partners L.P.
	Three months ended March 31,
	2004	2005
Operating Data:
Interments Performed	6,038	5,978
Cemetery revenues per interment performed	2,976	3,403

Interment rights sold (1):
Lots	2,926	2,207
Mausoleum crypts (including pre-construction)	484	421

Niches	95	104

Total interment rights sold	3,505	2,732

Number of contracts written	11,570	10,782
Aggregate contract amount, in thousands (excluding interest)	22,680	21,429
Average amount per contract (excluding interest)	1,960	1,987

Number of pre-need contracts written	5,225	4,495
Aggregate pre-need contract amount, in thousands (excluding interest)	14,721	13,337
Average amount per pre-need contract (excluding interest)	2,732	2,967

Number of at-need contracts written	6,345	6,287
Aggregate at-need contract amount, in thousands	7,959	8,092
Average amount per at-need contract	1,254	1,287

(1)	Net of cancellations. Counts the sale of a double-depth burial lot as the sale of two interment rights.

Three Months Ended March 31, 2005 versus Three Months Ended March 31, 2004

Cemetery Revenues. Cemetery revenues were $20.3 million in the first three months of 2005, an increase of $2.3 million, or 12.8%, as compared to $18.0 million in the first three months of 2004. Cemetery revenues from pre-need sales, including interest income from pre-need installment contracts and investment income from trusts, were $12.3 million in the first three months of 2005, an increase of $3.0 million, or 32.3%, as compared to $9.3 million in the first three months of 2004. The increase primarily resulted from more casket deliveries ($1.4 million), more marker and marker base deliveries ($1.0 million), and more vault deliveries ($0.1 million). An additional contribution to the increase in cemetery revenues from pre-need sales was higher accumulated earnings from merchandise trusts allocated to the pre-need products delivered during the first three months of 2005. Total revenues from merchandise and perpetual care trusts for the first three months of 2005 were higher by $0.5 million than the same period in 2004.

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

Net Income(Loss). Net income was $0.7 million during the first three months of 2005, an increase of $2.1 million, or 150.0%, as compared to a net loss of $1.4 million during the first three months of 2004. The increase in net income was primarily attributable to the increase in operating profit of $1.4 million, a decrease in interest expense of $0.9 million, partially offset by an increase in the provision for income taxes of $0.2 million.

Deferred Cemetery Revenue. Deferred cemetery revenues, net, increase $0.4 million, or 0.3% in the first three months of 2005, from $156.0 million as of December 31, 2004 to $156.4 million. In the comparable period in 2004, deferred cemetery revenues, net, increased $9.0 million, or 6.4%, from $140.8 million as of December 31, 2003 to $149.8 million as of March 31, 2004. The net increase in the first three months of 2005 was primarily attributable to a decrease in delivery of pre-need cemetery products and services that were sold in prior periods. In the three months ended March 31, 2005, we added $10.2 million in pre-need sales of cemetery merchandise and services, net of deferred costs and cancellations, to our pre-need sales backlog which was offset by revenues recognized, net of costs, of $6.5 million, including accumulated merchandise trust earnings related to the delivery and performance of pre-need cemetery merchandise and services. In the three months ended March 31, 2004, we added $11.5 million in pre-need sales of cemetery merchandise and services, net of deferred costs and cancellations, to our pre-need sales backlog which was offset by revenues recognized, net of costs, of $7.3 million, including accumulated merchandise trust earnings related to the delivery and performance of pre-need cemetery merchandise and services.

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

Cash Flow from Financing Activities. Net cash used in financing activities was $4.4 million in the first three months of 2005 as compared to cash provided by financing activities of $0.6 million in the first three months of 2004. The cash flow used in investing activities was primarily attributable to the February payment of our fourth quarter 2004 unit holder distribution of $4.4 million. The additional change in cash flows is attributable to net borrowings of $0.6 million under our former credit facility in the first three months of 2004.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective because of the material weakness described below. In light of the material weakness described below, the Company performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this Annual Report on Form 10-K fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2005. In making this assessment, management used the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We identified the following material weaknesses in our assessment of the effectiveness of internal control over financial reporting as of March 31, 2005:

•	The Company did not design and implement adequate controls related to the recognition of revenue from pre-need burial vaults. Specifically, revenue should be recognized once vaults are installed and management did not have controls in place to ensure that installation had occurred prior to recognizing revenue.

•	The Company’s controls related to the review of financial statements to ensure that amounts are properly classified and presented in the financial statements did not operate effectively. Specifically, these controls failed to detect an error in the application of SFAS 60 “Accounting and Reporting by Insurance Enterprises” related to the presentation of deferred costs and revenues in the Company’s statement of financial position.

These weaknesses resulted in the restatement of previously issued financial statements and material audit adjustments that were necessary to present the 2005 financial statements in accordance with generally accepted accounting principles.

Plan for Remediation

To remediate the material weakness related to the recognition of revenue from pre-need burial vaults, the Company has implemented a cemetery maintenance control procedure pursuant to which:

•	Each of the Company’s cemetery superintendents is required to personally inspect, verify, and certify in writing as to each vault installation at the superintendent’s cemetery.

•	The Company’s regional administrators and maintenance personnel are required to perform random cemetery tests to and to verify burial vault installations on a monthly basis at cemeteries located outside of their regions.

•	The Company’s Internal Audit Department is required to conduct periodic surprise field visits to test and verify burial vault installations.

•	The Company’s administrative and maintenance personnel are required to undergo additional training with respect to the foregoing procedures and the importance of the Company’s internal controls.

To remediate the material weakness related to balance sheet presentation, the Company restated its 2004 consolidated balance sheet.

The Company’s management believes that the procedures described above will serve to remediate the material weakness identified once implemented and operating effectively.

Changes in Internal Control over Financial Reporting

Except as described above, there have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s last fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

STONEMOR PARTNERS L.P.
By: StoneMor GP LLC
its general partner

May 15, 2006	/s/ Lawrence Miller
Lawrence Miller
Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

May 15, 2006	/s/ William R. Shane
William R. Shane
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description
3.1	Certificate of Limited Partnership of StoneMor Partners L.P. (incorporated by reference to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 9, 2004 (Exhibit 3.1)).

3.2	First Amended and Restated Agreement of Limited Partnership of StoneMor Partners L.P., dated as of September 20, 2004 (incorporated by reference to Exhibit 3.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004)

4.1	Note Purchase Agreement by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, each of the subsidiaries listed on the signature pages thereof and SFT I, Inc., The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company, dated as of September 20, 2004 (incorporated by reference to Exhibit 4.1 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004)

4.1.1	First Amendment to Note Purchase Agreement by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, each of the subsidiaries listed on the signature pages thereof and SFT I, Inc., The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company, dated as of November 12, 2004 (incorporated by reference to Exhibit 4.1.1 of Registrant’s Annual Report on Form 10-K for its year ended December 31, 2004)

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer President and Chairman of the Board of Directors

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of William R. Shane, Executive Vice President and Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith)

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of William R. Shane, Executive Vice President and Chief Financial Officer (furnished herewith)