Form 10-Q/A
period 2005-06-30
STONEMOR PARTNERS LP
filed 2006-05-15
CIK 1286131

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to our quarterly report on Form 10-Q for the quarter ended June 30, 2005 (“Original Filing”), initially filed with the Securities and Exchange Commission (“SEC”) on August 15, 2005, is being filed to reflect restatements of our condensed consolidated financial statements as of and for the three and six months ended June 30, 2005. For a more detailed description of these restatements, see Note 2, “Restatement of Financial Statements” to the accompanying condensed consolidated financial statements.

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

Part I – Financial Information

Item 1. Financial Statements

StoneMor Partners L.P.

Successor to Cornerstone Family Services, Inc. (Predecessor)

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	December 31, 2004	June 30, 2005
	(as restated, see Note 2)	(as restated, see Note 2)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,474	$10,848
Accounts receivable, net of allowance	25,479	26,670
Prepaid expenses	1,778	2,785
Other current assets	861	1,968

Total current assets	42,592	42,271

LONG-TERM ACCOUNTS RECEIVABLE - net of allowance	32,402	31,308
CEMETERY PROPERTY - net	150,215	149,467
PROPERTY AND EQUIPMENT	22,616	22,750
MERCHANDISE TRUSTS, restricted, at fair value	114,798	109,172
PERPETUAL CARE TRUSTS, restricted, at fair value	127,949	129,209
DEFERRED FINANCING COSTS - net of accumulated amortization	2,551	2,378
DEFERRED SELLING AND OBTAINING COSTS	28,625	29,809
OTHER ASSETS	1,344	1,368

TOTAL ASSETS	523,092	517,732

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	6,136	5,516
Accrued interest	162	174

Total current liabilities	6,298	5,690

LONG-TERM DEBT	80,000	81,600
DEFERRED CEMETERY REVENUES, net	156,051	158,807
MERCHANDISE LIABILITY	37,477	33,528

Total liabilities	279,826	279,625

COMMITMENTS AND CONTINGENCIES
NON-CONTROLLING INTEREST IN PERPETUAL CARE TRUSTS	127,949	129,209

PARTNERS’ EQUITY
General partner	1,663	1,534
Limited partners:
Common	72,892	69,747
Subordinated	40,762	37,617

Total common stockholders’ / partners’ equity	115,317	108,898

TOTAL LIABILITIES AND PARTNERS’ EQUITY	$523,092	$517,732

See Accompanying Notes to the Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Successor to Cornerstone Family Services, Inc. (Predecessor)

Condensed Consolidated Statement of Operations

(in thousands, except unit data)

(unaudited)

	Cornerstone Family Services, Inc.	StoneMor Partners L.P.	Cornerstone Family Services, Inc.	StoneMor Partners L.P.
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
		(as restated, see Note 2)		(as restated, see Note 2)
Revenues:
Cemetery	$25,127	$24,699	$43,096	$45,044
Funeral home	513	529	1,012	1,150

Total revenues	25,640	25,228	44,108	46,194

Costs and Expenses:
Cost of goods sold (exclusive of depreciation shown separately below):
Land and crypts	1,396	1,625	2,224	2,588
Perpetual care	717	792	1,350	1,407
Merchandise	1,859	1,171	2,622	2,450
Cemetery expense	5,061	5,611	9,734	10,328
Selling expense	5,690	5,270	9,545	9,461
General and administrative expense	2,381	2,544	4,864	4,922
Corporate overhead	2,556	3,517	4,991	6,592
Depreciation and amortization	1,216	1,023	2,481	1,868
Funeral home expense	458	436	890	870

Total cost and expenses	21,334	21,989	38,701	40,486

OPERATING PROFIT	4,306	3,239	5,407	5,708

INTEREST EXPENSE	2,752	1,588	5,284	3,169

INCOME / (LOSS) BEFORE INCOME TAXES	1,554	1,651	123	2,539

INCOME TAXES (BENEFIT):
State and franchise taxes	402	204	714	244
Federal	579	95	224	275

Total income taxes (benefit)	981	299	938	519

NET INCOME (LOSS)	$573	$1,352	$(815)	$2,020

Net income per limited partner unit for the three months and six months ended June 30, 2005

Net income		$1,352		$2,020
General partner’s interest in net income for the period		$26		$40

Limited partners’ interest in net income for the period
Common		$663		$990
Subordinated		$663		$990

Net income per limited partner unit (basic and diluted)		$.16		$.24

Weighted average number of limited partners’ units outstanding (basic and diluted)		8,480		8,480

See Accompanying Notes to the Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Successor to Cornerstone Family Services, Inc. (Predecessor)

Condensed Consolidated Statement of

Partners’ Equity

(in thousands)

(unaudited)

	Partners’ Capital				Total
	Limited Partners			General Partner
	Common	Subordinated	Total
Balance, December 31, 2004	$72,892	$40,762	$113,654	$1,663	$115,317
Net Income (as restated, see Note 2)	990	989	1,979	40	2,020
Cash distribution	(4,135)	(4,135)	(8,270)	(169)	(8,439)

Balance, June 30, 2005 (as restated, see Note 2)	$69,747	$37,617	$107,364	$1,534	$108,898

StoneMor Partners L.P.

Successor to Cornerstone Family Services, Inc. (Predecessor)

Condensed Consolidated Statement of Cash Flows

(in thousands)

(unaudited)

	Six months ended June 30,
	2004	2005
		(as restated, see Note 2)
OPERATING ACTIVITIES:
Net income (loss)	$(815)	$2,020
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activity:
Cost of lots sold	2,671	2,018
Depreciation and amortization	2,481	1,868
Deferred income tax (benefit)	(76)	—
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(1,673)	(97)
Merchandise trust fund	(1,249)	3,751
Prepaid expenses	196	(1,007)
Other current assets	29	(242)
Other assets	(6,730)	(18)
Accounts payable and accrued and other liabilities	3,347	(607)
Deferred cemetery revenue and deferred selling and obtaining cost	4,578	3,447
Merchandise liability	(3,126)	(3,956)

Net cash provided by (used in) operating activities	(367)	7,177

INVESTING ACTIVITIES:
Cost associated with potential business acquisitions	—	(673)
Additions to cemetery property	(2,390)	(1,485)
Acquisitions of property and equipment	(1,005)	(1,628)

Net cash used in investing activities	(3,395)	(3,786)

FINANCING ACTIVITIES:
Cash distribution	—	(8,439)
Additional borrowings on long-term debt	4,000	1,600
Repayments of long-term debt	(3,746)	—
Cost of financing activities	—	(178)

Net cash provided by (used in) financing activities	254	(7,017)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,508)	(3,626)
CASH AND CASH EQUIVALENTS - Beginning of period	5,554	14,474

CASH AND CASH EQUIVALENTS - End of period	$2,046	$10,848

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$5,062	$3,151

Cash paid during the period for income taxes	$650	$728

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

Pursuant to state law, a portion of the proceeds from cemetery merchandise or services sold on a pre-need basis is required to be paid into merchandise trusts. The Company defers investment earnings generated by the assets in these merchandise trusts (including realized gains and losses) until the associated merchandise is delivered or the services are performed. The fair value of the funds held in merchandise trusts at December 31, 2004 and June 30, 2005 was approximately $114.8 million and $109.2 million, respectively (see Note 6). In accordance with industry practice for periods ending prior to March 31, 2004, the Company did not consolidate these trust funds in the financial statements as the Company was not considered to have complete controlling financial interest in these trusts and the Company did not bear all of the risks and rewards of these trusts’ assets. However, the principal of the funds held in merchandise trusts was reflected during these periods as due from merchandise trusts at cost on the Company’s consolidated balance sheets and the earnings thereon are reflected in deferred cemetery revenues, net until such principal and earnings are recognized as revenues. As of March 31, 2004, the Company adopted Financial Accounting Standards Board Interpretation No. 46 and 46R (FIN 46R) which resulted in the consolidation of the merchandise trusts on the Company’s consolidated balance sheet at fair value (See Note 1, Accounting Change).

A portion of the proceeds from the sale of cemetery property is required by state law to be paid into perpetual care trusts. Earnings from the perpetual care trusts are recognized in current cemetery revenues and are used to defray cemetery maintenance costs, which are expensed as incurred. Funds held in perpetual care trusts at December 31, 2004 and June 30, 2005 were $127.9 million and $129.2 million, respectively (see Note 7). As of March 31, 2004, the Company adopted FIN 46 and FIN 46R which resulted in the consolidation of the perpetual care trusts on the Company’s consolidated balance sheet at fair value (See Note 1, Accounting Change).

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

For the three months ended June 30, 2004 and 2005, depreciation expense was $0.8 million and $0.8 million, respectively.

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

Segment Reporting and Related Information—The Company has one reportable segment, death care services.

Disclosure of reported segment revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
	(in thousands)		(in thousands)
Revenues:
Cemetery:
Sales	$15,881	$14,606	$24,619	$25,883
Services and other	5,535	5,437	11,986	10,768
Investment, including realized gains from merchandise trusts and receivables	2,819	3,663	5,151	6,445
Deferred margin, recognized	892	993	1,340	1,948

	25,127	24,699	43,096	45,044
Funeral home revenues	513	529	1,012	1,150

Total revenues	$25,640	$25,228	$44,108	$46,194

2. RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the issuance of the Company’s interim condensed consolidated financial statements for the period ended June 30, 2005, the Company determined that certain of its pre-need burial vaults that it previously believed to have been installed in to the ground during the three and six months ended June 30, 2005, had not been installed. The Company installs burial vaults in advance of need in order to provide for a secure storage location and expedite the at-need interment process. In accordance with SAB 104, the Company recognizes revenue related to the pre-need sale of burial vaults when the Company installs them into the ground. As such, the erroneous indication that these vaults had been installed caused us to recognize revenue in advance of the revenue recognition triggering event. As a result, the Company is restating its condensed consolidated financial statements as of and for the three and six months periods ended June 30, 2005.

The restatement generally has the effect of deferring previously recognized revenue and earnings until later periods.

In addition, the Company determined that Deferred Selling and Obtaining Costs related to its pre-need sales should be classified as an asset of the Company instead of as a reduction of Deferred Revenues, net.

The following is a summary of the significant impacts of the restatements on the condensed consolidated financial statements.

	Condensed Consolidated Statement of Income
	(in thousands, except per unit data)
	As Previously Reported	Adjustment	As Restated
Three months ended June 30, 2005:

Cemetery revenues	24,883	(184)	24,699
Cost of goods sold, merchandise	1,193	(22)	1,171
Selling expense	5,312	(42)	5,270
Operating profit	3,359	(120)	3,239
Net income	1,472	(120)	1,352
General partners’ interest in net income for the period	28	(2)	26
Limited partners’ interest in net income for the period, common	722	(58)	663
Limited partners’ interest in net income for the period, subordinated	722	(58)	663
Net income per limited partner (common) unit (basic and diluted)	0.17	(0.01)	0.16

Six months ended June 30, 2005:

Cemetery revenues	45,369	(325)	45,044
Cost of goods sold, merchandise	2,488	(38)	2,450
Selling expense	9,538	(77)	9,461
Operating profit	5,918	(210)	5,708
Net income	2,230	(210)	2,020
General partners’ interest in net income for the period	45	(5)	40
Limited partners’ interest in net income for the period, common	1,093	(103)	990
Limited partners’ interest in net income for the period, subordinated	1,093	(103)	990
Net income per limited partner (common) unit (basic and diluted)	0.26	(0.02)	0.24

	Condensed Consolidated Balance Sheet
	(in thousands)
	As Previously Reported	Adjustment	As Restated
At June 30, 2005:

Deferred Selling and Obtaining Costs	—	29,809	29,809
Total Assets	487,923	29,809	517,732
Deferred Cemetery Revenues, net	128,788	30,019	158,807
Total Liabilities	249,606	30,019	279,625
General partners’ equity	1,538	(4)	1,534
Limited partners’ equity, common	69,850	(103)	69,747
Limited partners’ equity, subordinated	37,720	(103)	37,617
Total Liabilities and Partners’ Equity	487,923	29,809	517,732

At December 31, 2004:

Deferred Selling and Obtaining Costs	—	28,625	28,625
Total Assets	494,467	28,625	523,092
Deferred Cemetery Revenues, net	127,426	28,625	156,051
Total Liabilities	251,201	28,625	279,826
Total Liabilities and Partners’ Equity	494,467	28,625	523,092

	Condensed Consolidated Statement of Cash Flow
	(in thousands)
	As Previously Reported	Adjustment	As Restated
Six months ended June 30, 2005:

Operating Activities
Net income	2,230	(210)	2,020
Deferred cemetery revenue	3,237	210	3,447
Net cash provided in operating activities	7,177	—	7,177

3. LONG-TERM ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

Long-term accounts receivable, net, consist of the following:

	December 31, 2004	June 30, 2005
	(in thousands)
Customer receivables	$74,123	$74,332
Unearned finance income	(7,294)	(7,124)
Allowance for contract cancellations	(8,948)	(9,230)

	57,881	57,978
Less: current portion - net of allowance	25,479	26,670

Long-term portion - net of allowance	$32,402	$31,308

Activity in the allowance for contract cancellations is as follows:

	December 31, 2004	June 30, 2005
	(in thousands)
Balance - Beginning of period	$8,806	$8,948
Reserve on acquired contracts	—	—
Provision for cancellations	6,681	3,639
Charge-offs - net	(6,539)	(3,357)

Balance - End of period	$8,948	$9,230

4. CEMETERY PROPERTY

Cemetery property consists of the following:

	December 31, 2004	June 30, 2005
	(in thousands)
Developed land	$21,684	$20,873
Undeveloped land	98,075	98,075
Mausoleum crypts and lawn crypts	30,456	30,519

Total	$150,215	$149,467

5. PROPERTY AND EQUIPMENT

Major classes of property and equipment follow:

	December 31, 2004	June 30, 2005
	(in thousands)
Building and improvements	$20,829	$21,470
Furniture and equipment	19,353	20,364

	40,182	41,834
Less: accumulated depreciation	(17,566)	(19,084)

Property and equipment - net	$22,616	$22,750

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

The Company deposited $4,528 and $7,497 and withdrew $7,698 and $15,690 from the trusts during the three and six month periods ended June 30, 2005.

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

The Company deposited $1,095 and $1,986 and withdrew $1,442 and $3,317 from the trusts during the three and six month periods ended June 30, 2005.

The Company recorded income from perpetual care trusts of $3.5 million for the six months ended June 30, 2004 and $3.4 million during the same period of 2005. This income is classified as cemetery revenues in the consolidated statements of operations.

8. LONG-TERM DEBT

The following is a summary of debt outstanding at:

	December 31, 2004	June 30, 2005
	(In Thousands)
Revolving Credit Line, due September 2007 (interest rate - LIBOR + 3.5%)	—	1,600
Senior secured notes, due 2009 (interest rate - 7.66%)	80,000	80,000

Total	80,000	81,600
Less current portion	—	—

Long-term portion	$80,000	$81,600

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

The agreements governing the revolving credit facility, the acquisition line of credit and the senior secured notes contain restrictive covenants that, among other things, prohibit distributions upon defined events of default, restrict investments and sales of assets and require us to maintain certain financial covenants, including specified financial ratios. As of June 30, 2005, the Company was in compliance with all covenants.

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

	December 31, 2004	June 30, 2005
	(In Thousands)
Deferred cemetery revenue	$127,296	$133,360
Deferred merchandise trust revenue	23,519	22,411
Deferred pre-acquisition margin	25,515	23,567
Deferred cost of good sold	(20,279)	(20,531)

Deferred Cemetery Revenues, net	$156,051	$158,807

Deferred selling and obtaining costs	$28,625	$29,809

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis gives effect to the restatement as discussed in Note 2 to the condensed consolidated financial statements

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

When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth in our annual report on Form 10-K and our Quarterly Reports on Form 10-Q, including amendments, filed with the SEC. We assume no obligation to publicly update or revise any forward-looking statements made herein or any other forward-looking statements made by us, whether as a result of new information, future events or otherwise.

Results of Operations

The following table summarizes our results of operations for the periods presented:

	Cornerstone Family Services, Inc.	StoneMor Partners L.P.	Cornerstone Family Services, Inc.	StoneMor Partners L.P.
	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
	(in thousands)		(in thousands)
Statement of Operations Data:
Revenues:
Cemetery	$25,127	$24,699	$43,096	$45,044
Funeral home	513	529	1,012	1,150

Total	25,640	25,228	44,108	46,194

Costs and Expenses:
Cost of goods sold:
Land and crypts	1,396	1,625	2,224	2,588
Perpetual care	717	792	1,350	1,407
Merchandise	1,859	1,171	2,622	2,450
Cemetery expense	5,061	5,611	9,734	10,328
Selling expense	5,690	5,270	9,545	9,461
General and administrative expense	2,381	2,544	4,864	4,922
Corporate overhead	2,556	3,517	4,991	6,592
Depreciation and amortization	1,216	1,023	2,481	1,868
Funeral home expense	458	436	890	870
Interest expense	2,752	1,588	5,284	3,169
Income taxes (benefit)	981	299	938	519

Net income (loss)	$573	$1,352	$(815)	$2,020

The following table presents supplemental operating data as of the periods presented:

	Cornerstone Family Services, Inc.	StoneMor Partners L.P.	Cornerstone Family Services, Inc.	StoneMor Partners L.P.
	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
Operating Data:
Interments Performed	5,300	5,403	11,338	11,381
Cemetery revenues per interment performed	$4,741	$4,571	$3,801	$3,958

Interment rights sold (1):
Lots	3,637	4,036	6,563	6,243
Mausoleum crypts (including pre-construction)	568	657	1,052	1,078
Niches	185	110	280	214

Total interment rights sold	4,390	4,803	7,895	7,535

Number of contracts written	12,307	12,638	23,877	23,420
Aggregate contract amount, in thousands (excluding interest)	$24,836	$25,853	$47,516	$47,282
Average amount per contract (excluding interest)	$2,018	$2,046	$1,990	$2,019

Number of pre-need contracts written	5,686	5,937	10,911	10,432
Aggregate pre-need contract amount, in thousands (excluding interest)	$16,469	$17,269	$31,190	$30,606
Average amount per pre-need contract (excluding interest)	$2,896	$2,909	$2,859	$2,934

Number of at-need contracts written	6,621	6,701	12,966	12,988
Aggregate at-need contract amount, in thousands	$8,367	$8,584	$16,326	$16,676
Average amount per at-need contract	$1,264	$1,281	$1,259	$1,284

(1)	Net of cancellations. Counts the sale of a double-depth burial lot as the sale of two interment rights.

Three Months Ended June 30, 2005 versus Three Months Ended June 30, 2004

Cemetery Revenues. Cemetery revenues were $24.7 million in the second quarter of 2005, a decrease of $0.4 million, or 1.6%, as compared to $25.1 million in the second quarter of 2004. Cemetery revenues from pre-need sales, including interest income from pre-need installment contracts and investment income from trusts, were $16.4 million in the second quarter of 2005, a decrease of $0.5 million, or 3.0%, as compared to $16.9 million in the second quarter of 2004. The decrease primarily resulted from decreased marker and marker base deliveries ($2.4 million), partially offset by increased mausoleum deliveries ($1.3 million). An additional offset to the decrease in cemetery revenues from pre-need sales was higher accumulated earnings from merchandise trusts allocated to the pre-need products delivered during the first half of 2005. Total revenues from merchandise and perpetual care trusts for the first half of 2005 were higher by $0.8 million than the same period in 2004.

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

Net Income (Loss). Net income was $1.4 million during the second quarter of 2005, an increase of $0.8 million, or 133.3%, as compared to a net income of $0.6 million during the second quarter of 2004. The increase in net income was primarily attributable to the decrease in interest expense of $1.2 million and the decrease in the provision for income taxes of $0.6 million, partially offset by a decrease in operating profit of $1.1 million.

Deferred Cemetery Revenue. Deferred cemetery revenues, net, increased $2.4 million, or 1.5% in the second quarter of 2005, from $156.4 million as of March 31, 2005 to $158.8 million at June 30, 2005. In the comparable period in 2004, deferred cemetery revenues, net, decreased $1.7 million, or 1.1%, from $149.8 million as of March 31, 2004 to $148.1 million as of June 30, 2004. The net increase in the quarter ended June 30, 2005 was primarily attributable to an increase in sales of pre-need cemetery products and services that were not delivered or performed in the quarter ended June 30, 2005. In the three months ended June 30, 2005, we added $11.4 million in pre-need sales of cemetery merchandise and services, net of deferred costs and cancellations, to our pre-need sales backlog which was offset by revenues recognized, net of costs, of $9.6 million, including accumulated merchandise trust earnings related to the delivery and performance of pre-need cemetery merchandise and services. In the three months ended June 30, 2004, we added $8.2 million in pre-need sales of cemetery merchandise and services, net of deferred costs and cancellations, to our pre-need sales backlog which was offset by revenues recognized, net of costs, of $7.0 million, including accumulated merchandise trust earnings related to the delivery and performance of pre-need cemetery merchandise and services.

Six Months Ended June 30, 2005 versus Six Months Ended June 30, 2004

Cemetery Revenues. Cemetery revenues were $45.0 million in the first half of 2005, an increase of $1.9 million, or 4.4%, as compared to $43.1 million in the first half of 2004. Cemetery revenues from pre-need sales, including interest income from pre-need installment contracts and investment income from trusts, were $28.7 million in the first half of 2005, an increase of $2.5 million, or 9.5%, as compared to $26.2 million in the first half of 2004. The increase primarily resulted from additional mausoleum deliveries ($1.5 million), additional casket deliveries ($1.2 million) and additional vault deliveries ($0.1 million). These increases were partially offset by decreases in the delivery of marker and marker bases ($1.4 million). An additional contribution to the increase in cemetery revenues from pre-need sales was higher accumulated earnings from merchandise trusts allocated to the pre-need products delivered during the first half of 2005. Total revenues from merchandise and perpetual care trusts for the first half of 2005 were higher by $1.3 million than the same period in 2004.

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

Costs of Goods Sold. Cost of goods sold was $6.4 million in the first half of 2005, an increase of $0.2 million, or 3.2%, as compared to $6.2 million in the first half of 2004. As a percentage of cemetery revenues, cost of goods sold decreased to 14.2% in the first half of 2005 from 14.4% in the first half of 2004. The decrease in cost of goods sold as a percentage of cemetery revenue was attributable to the increase in mausoleum sales in the first half of 2005 that produce an increased gross margin.

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

Net Income(Loss). Net income was $2.0 million during the first half of 2005, an increase of $2.8 million, or 350%, as compared to a net loss of $0.8 million during the first half of 2004. The increase was primarily attributable to the increase in operating profit of $0.3 million and the decrease in interest expense of $2.1 million and a decrease in the provision (benefit) for income taxes of $0.3 million.

Deferred Cemetery Revenue. Deferred cemetery revenues, net, increased $2.8 million, or 1.8% in the first half of 2005, from $156.0 million as of December 31, 2004 to $158.8 million as of June 30, 2005. In the comparable period in 2004, deferred cemetery revenues, net, increased $7.3 million, or 5.2%, from $140.8 million as of December 31, 2003 to $148.1 million as of June 30, 2004. The net increase in the first half of 2004 was primarily attributable to an increase in sales of pre-need cemetery products and services that were not delivered or performed in the first half of 2004. We added $21.7 million in pre-need sales of cemetery merchandise and services, net of deferred costs and cancellations, to our pre-need sales backlog during the first half of 2005 as compared to $17.1 million added during the first half of 2004. These increases were offset by revenues recognized, net of costs, of $16.3 million, including accumulated merchandise trust earnings, during the first half of 2005 related to the delivery and performance of pre-need cemetery merchandise and services as compared to $10.3 million of revenues recognized in the first half of 2004.

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

Cash Flow from Operating Activities. Cash flows from operating activities were $7.0 million in the first half of 2005 compared to cash used in operating activities of $0.4 million during the first half of 2004. Cash flows from operating activities in the first half of 2005 included payments of approximately $1.5 million for corporate bonuses that were earned and expensed in 2004 but paid in the first half of 2005. Cash used in operating activities in the first half of 2004 were $0.4 million and included payments of $1.7 million for corporate bonuses that were earned and expensed in 2003 but paid in the first half of 2004, $3.2 million of professional fees paid related to our initial public offering which was completed on September 20, 2004 and approximately $1.4 million in fees related to amending our then existing credit facility. The remaining change in cash outflows was primarily attributable to the net income of $2.2 million recorded during the first half of 2005 as compared to a net loss of $0.8 million during the first half of 2004 and changes in working capital.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2005. In making this assessment, management used the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We identified the following material weaknesses in our assessment of the effectiveness of internal control over financial reporting as of June 30, 2005:

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

Changes in Internal Control over Financial Reporting

Except as described above, there have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s last fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

The following documents are filed as exhibits to this quarterly report on Form 10-Q/A.

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