Form 10-Q/A
period 2005-09-30
STONEMOR PARTNERS LP
filed 2006-05-15
CIK 1286131

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to our quarterly report on Form 10-Q for the quarter ended September 30, 2005 (“Original Filing”), initially filed with the Securities and Exchange Commission (“SEC”) on November 14, 2005, is being filed to reflect restatements of our condensed consolidated financial statements as of and for the three and nine months ended September 30, 2005. For a more detailed description of these restatements, see Note 2, “Restatement of Financial Statements” to the accompanying condensed consolidated financial statements.

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

Part I – Financial Information

Item 1. Financial Statements

StoneMor Partners L.P.

Successor to Cornerstone Family Services, Inc. (Predecessor)

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	December 31, 2004	September 30, 2005
	(as restated, see Note 2)	(as restated, see Note 2)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,474	$10,225
Accounts receivable, net of allowance	25,479	27,053
Prepaid expenses	1,778	2,644
Other current assets	861	2,819

Total current assets	42,592	42,741

LONG-TERM ACCOUNTS RECEIVABLE - net of allowance	32,402	30,507
CEMETERY PROPERTY	150,215	149,421
PROPERTY AND EQUIPMENT - NET	22,616	22,461
MERCHANDISE TRUSTS, restricted, at fair value	114,798	106,753
PERPETUAL CARE TRUSTS, restricted, at fair value	127,949	128,992
DEFERRED FINANCING COSTS - net of accumulated amortization	2,551	2,170
DEFERRED SELLING AND OBTAINING COSTS	28,625	30,039
OTHER ASSETS	1,344	1,354

TOTAL ASSETS	$523,092	$514,438

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$6,136	$4,776
Accrued interest	162	222

Total current liabilities	6,298	4,998

LONG-TERM DEBT	80,000	82,400
DEFERRED CEMETERY REVENUES, net	156,051	160,371
MERCHANDISE LIABILITY	37,477	32,123

Total liabilities	279,826	279,892

COMMITMENTS AND CONTINGENCIES
NON-CONTROLLING INTEREST IN PERPETUAL CARE TRUSTS	127,949	128,992

PARTNERS’ EQUITY
General partner	1,663	1,468
Limited partners:
Common	72,892	68,108
Subordinated	40,762	35,978

Total common stockholders’ / partners’ equity	115,317	105,554

TOTAL LIABILITIES AND PARTNERS’ EQUITY	$523,092	$514,438

See Accompanying Notes to the Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Successor to Cornerstone Family Services, Inc. (Predecessor)

Condensed Consolidated Statement of Operations

(in thousands, except unit data)

(unaudited)

	Cornerstone Family Services, Inc.	StoneMor Partners L.P.	Cornerstone Family Services, Inc.	StoneMor Partners L.P.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
		(as restated, see Note 2)		(as restated, see Note 2)
Revenues:
Cemetery	$20,694	$24,309	$63,790	$69,353
Funeral home	395	512	1,407	1,662

Total revenues	21,089	24,821	65,197	71,015

Costs and Expenses:
Cost of goods sold (exclusive of depreciation shown separately below):
Land and crypts	1,398	1,621	3,622	4,209
Perpetual care	490	687	1,840	2,094
Merchandise	1,208	1,346	3,830	3,796
Cemetery expense	5,031	5,544	14,765	15,872
Selling expense	4,413	5,134	13,958	14,595
General and administrative expense	2,489	2,736	7,353	7,658
Corporate overhead (including $433 in stock-based compensation in 2004)	2,968	3,799	7,959	10,391
Depreciation and amortization	1,073	712	3,554	2,580
Funeral home expense	419	496	1,309	1,366

Total cost and expenses	19,489	22,075	58,190	62,561

OPERATING PROFIT	1,600	2,746	7,007	8,454
EXPENSES RELATED TO REFINANCING	4,200	—	4,200	—
INTEREST EXPENSE	2,623	1,631	7,907	4,800

INCOME / (LOSS) BEFORE INCOME TAXES	(5,223)	1,115	(5,100)	3,654

INCOME TAXES (BENEFIT):
State and franchise taxes	(507)	376	207	620
Federal	(217)	83	7	358

Total income taxes (benefit)	(724)	459	214	978

NET INCOME (LOSS)	$(4,499)	$656	$(5,314)	$2,676

Net income per limited partner unit for the three months and nine months ended September 30, 2005
Net income		$656		$2,676
General partner’s interest in net income for the period		$14		$54

Limited partners’ interest in net income for the period
Common		$321		$1,311
Subordinated		$321		$1,311

Net income per limited partner unit (basic and diluted)		$.07		$.31

Weighted average number of limited partners’ units outstanding (basic and diluted)		8,480		8,480

See Accompanying Notes to the Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Successor to Cornerstone Family Services, Inc. (Predecessor)

Condensed Consolidated Statement of

Partners’ Equity

(in thousands)

(unaudited)

	Partners’ Capital				Total
	Limited Partners			General Partner
	Common	Subordinated	Total
Balance, December 31, 2004	$72,892	$40,762	$113,654	$1,663	$115,317
Net Income (as restated, see Note 2)	1,311	1,311	2,622	54	2,676
Cash distribution	(6,095)	(6,095)	(12,190)	(249)	(12,439)

Balance, September 30, 2005 (as restated, see Note 2)	$68,108	$35,978	$104,086	$1,468	$105,554

See Accompanying Notes to the Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Successor to Cornerstone Family Services, Inc. (Predecessor)

Condensed Consolidated Statement of Cash Flows

(in thousands)

(unaudited)

	Nine months ended September 30,
	2004	2005
		(as restated, see Note 2)
OPERATING ACTIVITIES:
Net income (loss)	$(5,314)	$2,676
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activity:
Cost of lots sold	3,879	2,856
Depreciation and amortization	3,554	2,580
Expenses related to refinancing	3,889
Stock-based Compensation	433
Deferred income tax (benefit)	(1,683)	459
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(1,882)	321
Merchandise trust fund	(4,346)	6,738
Prepaid expenses	(38)	(866)
Other current assets	(59)	(256)
Other assets	(32)	(8)
Accounts payable and accrued and other liabilities	2,053	(1,758)
Deferred cemetery revenue and deferred selling and obtaining costs	7,674	4,213
Merchandise liability	(4,616)	(5,349)

Net cash provided by (used in) operating activities	3,512	11,606

INVESTING ACTIVITIES:
Cost associated with potential business acquisitions	—	(1,706)
Additions to cemetery property	(2,810)	(2,087)
Acquisitions of property and equipment	(1,279)	(1,843)

Net cash used in investing activities	(4,089)	(5,636)

FINANCING ACTIVITIES:
Cash distribution	—	(12,441)
Additional borrowings on long-term debt	85,000	2,400
Repayments of long-term debt	(135,546)	—
Sale of partner units	81,383	—
Cost of financing activities	(22,177)	(178)

Net cash provided by (used in) financing activities	8,660	(10,219)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,083	(4,249)
CASH AND CASH EQUIVALENTS - Beginning of period	5,554	14,474

CASH AND CASH EQUIVALENTS - End of period	$13,637	$10,225

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$7,775	$4,735

Cash paid during the period for income taxes	$832	$970

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

Total revenues derived from the cemeteries under long term management contracts totaled approximately $13.8 million and $15.0 million for the nine months ended September 30, 2004 and 2005, respectively.

Cemetery Operations—Sales of at-need cemetery interment rights, merchandise and services are recognized when the service is performed or merchandise is delivered. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (SAB No. 104) and the retail land sales provisions of Statement of Financial Accounting Standards No. 66, Accounting for the Sale of Real Estate (SFAS No. 66), revenues from pre-need sales of burial lots and constructed mausoleum crypts and lawn crypts are deferred until at least 10% of the sales price has been collected. At the time of the sale, an allowance for customer cancellations is established, which reduces the amount of accounts receivable, net and deferred cemetery revenues, net of cemetery revenue recognized, based on management’s estimates of expected cancellations and historical experiences. Historically, the cancelled contracts represent approximately 10% of the pre-need sales (based on contract dollar amounts). Revenues from the pre-need sale of unconstructed mausoleum and lawn crypts are deferred until at least 10% of the sales price has been collected, at which point revenues are recognized using the percentage-of-completion method of accounting, also in accordance with SFAS No. 66. Revenues related to the pre-need sale of merchandise and services are deferred until such merchandise is delivered (title has transferred to the customer and the merchandise is either installed or stored at the direction of the customer, at the vendor’s warehouse or a third-party warehouse at no additional cost to us) or such services are performed.

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

Pursuant to state law, a portion of the proceeds from cemetery merchandise or services sold on a pre-need basis is required to be paid into merchandise trusts. The Company defers investment earnings generated by the assets in these merchandise trusts (including realized gains and losses) until the associated merchandise is delivered or the services are performed. The fair value of the funds held in merchandise trusts at December 31, 2004 and September 30, 2005 was approximately $114.8 million and $106.8 million, respectively (see Note 6). In accordance with industry practice for periods ending prior to March 31, 2004, the Company did not consolidate these trust funds in the financial statements as the Company was not considered to have complete controlling financial interest in these trusts and the Company did not bear all of the risks and rewards of these trusts’ assets. However, the principal of the funds held in merchandise trusts was reflected during these periods as due from merchandise trusts at cost on the Company’s consolidated balance sheets and the earnings thereon are reflected in deferred cemetery revenues, net until such principal and earnings are recognized as revenues. As of March 31, 2004, the Company adopted Financial Accounting Standards Board Interpretation No. 46 and 46R (FIN 46R) which resulted in the consolidation of the merchandise trusts on the Company’s consolidated balance sheet at fair value (See Note 1, Accounting Change).

A portion of the proceeds from the sale of cemetery property is required by state law to be paid into perpetual care trusts. Earnings from the perpetual care trusts are recognized in current cemetery revenues and are used to defray cemetery maintenance costs, which are expensed as incurred. Funds held in perpetual care trusts at December 31, 2004 and September 30, 2005 were $127.9 million and $129.0 million, respectively (see Note 7). As of March 31, 2004, the Company adopted FIN 46 and FIN 46R which resulted in the consolidation of the perpetual care trusts on the Company’s consolidated balance sheet at fair value (See Note 1, Accounting Change).

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

For the three months ended September 30, 2004 and 2005, depreciation expense was $1.9 million and $0.5 million, respectively.

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

The adoption of FIN 46R resulted in the consolidation of the merchandise trusts (including the funeral trusts) and perpetual care trusts in the Company’s consolidated balance sheet, but did not change the legal relationships among the merchandise trusts and perpetual care trusts, the Company, and its holders of pre-need contracts. To the extent that the customers are the legal beneficiaries of the merchandise trusts, the Company recognizes a non-controlling interest in merchandise trusts. The principal in the perpetual care trusts is required by state law to be held in perpetuity and is not redeemable by the Company or the customers. Accordingly the equity interest in the perpetual care trusts is presented as a non-controlling interest in perpetual care trusts between the liabilities and stockholders’ equity in the Company’s consolidated balance sheet. The adoption of FIN 46R did not impact the Company’s net income or its condensed consolidated cash flows from operating, investing or financing activities.

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

Use of Estimates—Preparation of these condensed consolidated financial statements requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenue and expense during the reporting periods. As a result, actual results could differ from those estimates. The most significant estimates in the financial statements are the allowance for cancellations, merchandise liability, deferred margin, deferred merchandise trust investment earnings, deferred obtaining costs and income taxes. Deferred margin, and deferred merchandise trust investment earnings are included in deferred cemetery revenues, net, on the consolidated balance sheets.

Reclassifications—Certain amounts in the condensed consolidated financial statements for prior periods have been reclassified to conform to the current period presentation in the condensed consolidated financial statements.

Segment Reporting and Related Information—The Company has one reportable segment, death care services.

Disclosure of reported segment revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
	(in thousands)		(in thousands)
Revenues:
Cemetery:
Sales	$11,610	$14,815	$36,229	$40,698
Services and other	5,144	5,341	17,130	16,109
Investment, including realized gains from merchandise trusts and receivables	3,093	3,488	8,244	9,933
Deferred margin, recognized	847	665	2,187	2,613

	20,694	24,309	63,790	69,353
Funeral home revenues	395	512	1,407	1,662

Total revenues	$21,089	$24,821	$65,197	$71,015

2. RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the issuance of the Company’s interim condensed consolidated financial statements for the period ended September 30, 2005, the Company determined that certain of its pre-need burial vaults that it previously believed to have been installed in to the ground during the three and nine months ended September 30, 2005, had not been installed. The Company installs burial vaults in advance of need in order to provide for a secure storage location and expedite the at-need interment process. In accordance with SAB 104, the Company recognizes revenue related to the pre-need sale of burial vaults when the Company installs them into the ground. As such, the erroneous indication that these vaults had been installed caused us to recognize revenue in advance of the revenue recognition triggering event. As a result, the Company is restating its condensed consolidated financial statements as of and for the three and nine month periods ended September 30, 2005.

The restatement generally has the effect of deferring previously recognized revenue and earnings until later periods.

In addition, the Company determined that Deferred Selling and Obtaining Costs related to its pre-need sales should be classified as an asset of the Company instead of as a reduction of Deferred Revenues, net.

The following is a summary of the significant impacts of the restatements on the condensed consolidated financial statements.

	Condensed Consolidated Statement of Income
	(in thousands, except per unit data)
	As Previously Reported	Adjustment	As Restated
Three months ended September 30, 2005:

Cemetery revenues	24,518	(209)	24,309
Cost of goods sold, merchandise	1,369	(23)	1,346
Selling expense	5,179	(45)	5,134
Operating profit	2,887	(141)	2,746
Net income	797	(141)	656
General partners’ interest in net income for the period	17	(3)	14
Limited partners’ interest in net income for the period, common	390	(69)	321
Limited partners’ interest in net income for the period, subordinated	390	(69)	321
Net income per limited partner (common) unit (basic and diluted)	0.09	(0.02)	0.07

Nine months ended September 30, 2005:

Cemetery revenues	69,887	(534)	69,353
Cost of goods sold, merchandise	3,857	(61)	3,796
Selling expense	14,717	(122)	14,595
Operating profit	8,805	(351)	8,454
Net income	3,027	(351)	2,676
General partners’ interest in net income for the period	61	(7)	54
Limited partners’ interest in net income for the period, common	1,483	(172)	1,311
Limited partners’ interest in net income for the period, subordinated	1,483	(172)	1,311
Net income per limited partner (common) unit (basic and diluted)	0.35	(0.04)	0.31

	Condensed Consolidated Balance Sheet
	(in thousands)
	As Previously Reported	Adjustment	As Restated
At September 30, 2005:

Deferred Selling and Obtaining Costs	—	30,039	30,039
Total Assets	484,399	30,039	514,438
Deferred Cemetery Revenues, net	129,981	30,390	160,371
Total Liabilities	249,502	30,390	279,892
General partners’ equity	1,475	(7)	1,468
Limited partners’ equity, common	68,280	(172)	68,108
Limited partners’ equity, subordinated	36,150	(172)	35,978
Total Liabilities and Partners’ Equity	484,399	30,039	514,438

At December 31, 2004:

Deferred Selling and Obtaining Costs	—	28,625	28,625
Total Assets	494,467	28,625	523,092
Deferred Cemetery Revenues, net	127,426	28,625	156,051
Total Liabilities	251,201	28,625	279,826
Total Liabilities and Partners’ Equity	494,467	28,625	523,092

	Condensed Consolidated Statement of Cash Flow
	(in thousands)
	As Previously Reported	Adjustment	As Restated
Nine months ended September 30, 2005:

Operating Activities
Net income	3,027	(351)	2,676
Deferred cemetery revenue	3,862	351	4,213
Net cash provided in operating activities	11,606	—	11,606

3. LONG-TERM ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

Long-term accounts receivable, net, consist of the following:

	December 31, 2004	September 30, 2005
	(in thousands)
Customer receivables	$74,123	$74,342
Unearned finance income	(7,294)	(7,007)
Allowance for contract cancellations	(8,948)	(9,775)

	57,881	57,560
Less: current portion - net of allowance	25,479	27,053

Long-term portion - net of allowance	$32,402	$30,507

Activity in the allowance for contract cancellations is as follows:

	December 31, 2004	September 30, 2005
	(in thousands)
Balance - Beginning of period	$8,806	$8,948
Reserve on acquired contracts	—	—
Provision for cancellations	6,681	5,465
Charge-offs - net	(6,539)	(4,638)

Balance - End of period	$8,948	$9,775

4. CEMETERY PROPERTY

Cemetery property consists of the following:

	December 31, 2004	September 30, 2005
	(in thousands)
Developed land	$21,684	$20,496
Undeveloped land	98,075	98,081
Mausoleum crypts and lawn crypts	30,456	30,844

Total	$150,215	$149,421

5. PROPERTY AND EQUIPMENT

Major classes of property and equipment follow:

	December 31, 2004	September 30, 2005
	(in thousands)
Building and improvements	$20,829	$21,603
Furniture and equipment	19,353	20,251

	40,182	41,854
Less: accumulated depreciation	(17,566)	(19,393)

Property and equipment - net	$22,616	$22,461

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

The Company deposited $3,787 and $11,834 and withdrew $8,959 and $24,649 from the trusts during the three and nine month periods ended September 30, 2005.

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

The Company deposited $971 and $2,958 and withdrew $1,998 and $5,315 from the trusts during the three and nine month periods ended September 30, 2005.

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

10. DEFERRED CEMETERY REVENUES – NET AND DEFERRED SELLING AND OBTAINING COSTS

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

	December 31, 2004	September 30, 2005
	(In Thousands)
Deferred cemetery revenue	$127,296	$134,521
Deferred merchandise trust revenue	23,519	23,309
Deferred pre-acquisition margin	25,515	22,875
Deferred cost of good sold	(20,279)	(20,334)

Deferred Cemetery Revenues, net	$156,051	$160,371

Deferred selling and obtaining costs	$28,625	$30,039

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

12. SUBSEQUENT EVENTS

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

This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements included in Item 1 of this on Form 10-Q/A (including the notes thereto).

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

Results of Operations

The following table summarizes our results of operations for the periods presented:

	Cornerstone Family Services, Inc.	StoneMor Partners L.P.	Cornerstone Family Services, Inc.	StoneMor Partners L.P.
	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
	(in thousands)		(in thousands)
Statement of Operations Data:
Revenues:
Cemetery	$20,694	$24,309	$63,790	$69,353
Funeral home	395	512	1,407	1,662

Total	21,089	24,821	65,197	71,015

Costs and Expenses:
Cost of goods sold:
Land and crypts	1,398	1,621	3,622	4,209
Perpetual care	490	687	1,840	2,094
Merchandise	1,208	1,346	3,830	3,796
Cemetery expense	5,031	5,544	14,765	15,872
Selling expense	4,413	5,134	13,958	14,595
General and administrative expense	2,489	2,736	7,353	7,658
Corporate overhead	2,968	3,799	7,959	10,391
Depreciation and amortization	1,073	712	3,554	2,580
Funeral home expense	419	496	1,309	1,366
Expense related to refinancing	4,200	0	4,200	0
Interest expense	2,623	1,631	7,907	4,800
Income taxes (benefit)	(724)	459	214	978

Net income (loss)	$(4,499)	$656	$(5,314)	$2,676

The following table presents supplemental operating data as of the periods presented:

	Cornerstone Family Services, Inc.	StoneMor Partners L.P.	Cornerstone Family Services, Inc.	StoneMor Partners L.P.
	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
Operating Data:
Interments Performed	5,315	5,007	16,653	16,388
Cemetery revenues per interment performed	$4,158	$4,855	$3,915	$4,232

Interment rights sold (1):
Lots	3,370	2,860	9,933	9,103
Mausoleum crypts (including pre-construction)	441	562	1,493	1,640
Niches	107	73	387	287

Total interment rights sold	3,918	3,495	11,813	11,030

Number of contracts written	11,214	11,203	35,091	34,623
Aggregate contract amount, in thousands (excluding interest)	$22,306	$23,804	$69,822	$71,086
Average amount per contract (excluding interest)	$1,989	$2,125	$1,990	$2,053

Number of pre-need contracts written	5,237	5,356	16,148	15,788
Aggregate pre-need contract amount, in thousands (excluding interest)	$14,674	$15,767	$45,864	$46,373
Average amount per pre-need contract (excluding interest)	$2,802	$2,944	$2,840	$2,937

Number of at-need contracts written	5,977	5,847	18,943	18,835
Aggregate at-need contract amount, in thousands	$7,632	$8,037	$23,958	$24,713
Average amount per at-need contract	$1,277	$1,375	$1,265	$1,312

(1)	Net of cancellations. Counts the sale of a double-depth burial lot as the sale of two interment rights.

Three Months Ended September 30, 2005 versus Three Months Ended September 30, 2004

Cemetery Revenues. Cemetery revenues were $24.3 million in the third quarter of 2005, an increase of $3.6 million, or 17.4%, as compared to $20.7 million in the third quarter of 2004. Cemetery revenues from pre-need sales, including interest income from pre-need installment contracts and investment income from trusts, were $16.5 million in the third quarter of 2005, an increase of $3.1 million, or 23.1%, as compared to $13.4 million in the third quarter of 2004. The increase primarily resulted from increased marker and marker base deliveries ($1.4 million), additional vault deliveries and installation ($2.0 million) and increased document and installation fees ($0.3 million), partially offset by decreased lot sales ($0.9 million). An additional offset to the increase in cemetery revenues from pre-need sales was higher accumulated earnings from merchandise trusts allocated to the pre-need products delivered during the third quarter of 2005. Total revenues from merchandise and perpetual care trusts for the third quarter of 2005 were higher by $0.4 million than the same period in 2004.

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

Selling Expense. Total selling expense was $5.1 million in the third quarter of 2005, an increase of $0.7 million, or 15.9%, as compared to $4.4 million in the third quarter of 2004. Sales commissions and other compensation expenses contributed $3.9 million to total selling expense during the third quarter of 2005, an increase of $0.7 million, or 21.9%, compared to $3.2 million in the third quarter of 2004. As a percentage of pre-need sales, sales commissions and other compensation expenses were 30.8% in the second quarter of 2005, as compared to 32.8% in the third quarter of 2004, due to the composition of the contracts serviced.

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

Funeral Home Revenues and Expense. Funeral home revenues were $0.5 million in the third quarter of 2005 an increase of $0.1 million or 25%, as compared to $0.2 million in the third quarter of 2004. The primary reason for the increase was an increase in the number of services performed, 146 in the third quarter of 2005 compared to 106 in the third quarter of 2004. Funeral home expenses were $0.5 million in the third quarter of 2005, an increase of $0.1 million, or 20%, as compared to $0.4 million in the third quarter of 2004.

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

Net Income(Loss). Net income was $0.7 million during the third quarter of 2005, an increase of $5.2 million, as compared to a net loss of $4.5 million during the third quarter of 2004. The increase in net income was primarily attributable to the decrease in expenses related to refinancing of $4.2 million and the decrease in interest expense of $1.0 million that we incurred during the third quarter of 2004 and the increase in operating profit of $1.1 million, partially offset by an increase in the provision for income taxes of $1.2 million during the third quarter of 2005.

Deferred Cemetery Revenue. Deferred cemetery revenues, net, increased $1.5 million, or 0.9% in the third quarter of 2005, from $158.8 million as of June 30, 2005 to $160.3 million at September 30, 2005. In the comparable period in 2004, deferred cemetery revenues, net, increased $3.8 million, or 2.6%, from $148.1 million as of June 30, 2004 to $151.9 million as of September 30, 2004. The net increase in the quarter ended September 30, 2005 was primarily attributable to an increase in sales of pre-need cemetery products and services that were not delivered or performed in the quarter ended September 30, 2005. In the three months ended September 30, 2005, we added $11.5 million in pre-need sales of cemetery merchandise and services, net of deferred costs and cancellations, to our pre-need sales backlog which was offset by revenues recognized, net of costs, of $10.0 million, including accumulated merchandise trust earnings related to the delivery and performance of pre-need cemetery merchandise and services. In the three months ended September 30, 2004, we added $7.6 million in pre-need sales of cemetery merchandise and services, net of deferred costs and cancellations, to our pre-need sales backlog which was offset by revenues recognized, net of costs, of $4.6 million, including accumulated merchandise trust earnings related to the delivery and performance of pre-need cemetery merchandise and services.

Nine Months Ended September 30, 2005 compared to Nine Months Ended September 30, 2004

Cemetery Revenues. Cemetery revenues were $69.4 million in the first nine months of 2005, an increase of $5.6 million, or 8.8%, as compared to $63.8 million in the first nine months of 2004. Cemetery revenues from pre-need sales, including interest income from pre-need installment contracts and investment income from trusts, were $45.2 million in the first nine months of 2005, an increase of $5.6 million, or 14.1%, as compared to $39.6 million in the first nine months of 2004. The increase primarily resulted from additional mausoleum deliveries ($1.2 million), additional casket deliveries ($1.4 million), and additional vault deliveries and installation ($2.3 million). These increases were partially offset by decreases in lot sales ($1.0 million). An additional contribution to the increase in cemetery revenues from pre-need sales was higher accumulated earnings from merchandise trusts allocated to the pre-need products delivered during the first nine months of 2005. Total revenues from merchandise and perpetual care trusts for the first nine months of 2005 were higher by $1.7 million than the same period in 2004.

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

Costs of Goods Sold. Cost of goods sold was $10.1 million in the first nine months of 2005, an increase of $0.8 million, or 8.6%, as compared to $9.3 million in the first nine months of 2004. As a percentage of cemetery revenues, cost of goods was 15.7% in the first nine months of 2005, an increase of 0.9% from the first nine months of 2004.

Selling Expense. Total selling expense was $14.6 million in the first nine months of 2005, an increase of $0.6 million or 4.3% as compared to $14.0 million in the first nine months of 2004. Sales commissions and other compensation expenses contributed $11.3 million to total selling expense during the first nine months of 2005, an increase of $1.2 million, or 11.9%, compared to $10.1 million in the first nine months of 2004. As a percentage of pre-need sales, sales commissions and other compensation expenses were 32.3% in the first nine months of 2005, as compared to 35.4% in the first nine months of 2004, due to the composition of the contracts serviced.

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

Interest Expense. Interest expense was $4.8 million in the first nine months of 2005, a decrease of $3.1 million, or 39.2%, as compared to $7.9 million in the first nine months of 2004. This decrease is attributable to the completion of our September 20, 2004 initial public offering of which we used a portion of the proceeds to reduce our outstanding debt from $122.9 million at September 20, 2004 to $82.4 million at September 30, 2005, and reduced our borrowing rate from 8.0% per annum to 7.66% per annum by issuing and selling $80.0 million aggregate principal amount of senior secured notes, the proceeds of which were used to repay our former credit facility.

Provision (Benefit) for Income Taxes. Provision for income taxes was $1.0 million in the first nine months of 2005 as compared to a provision for income taxes of $0.2 million during the first nine months of 2004. The change in provision (benefit) for income taxes was primarily due to the change in tax status from a corporation to a partnership.

Net Income(Loss). Net income was $2.7 million during the first nine months of 2005, an increase of $8.0 million, as compared to a net loss of $5.3 million during the first nine months of 2004. The increase was primarily attributable to the increase in operating profit of $1.5 million, the decrease in interest expense of $3.1 million and the decrease in expenses related to refinancing of 4.2 million, partially offset by an increase in the provision (benefit) for income taxes of $0.8 million.

Deferred Cemetery Revenue. Deferred cemetery revenues, net, increased $4.3 million, or 2.8% in the first nine months of 2005, from $156.0 million as of December 31, 2004 to $160.3 million as of September 30, 2005. In the comparable period in 2004, deferred cemetery revenues, net, increased $11.1 million, or 7.9%, from $140.8 million as of December 31, 2003 to $151.9 million as of September 30, 2004. The net increase in the first nine months of 2004 was primarily attributable to an increase in sales of pre-need cemetery products and services that were not delivered or performed in the first nine months of 2004. We added $33.2 million in pre-need sales of cemetery merchandise and services, net of deferred costs and cancellations, to our pre-need sales backlog during the first nine months of 2005 as compared to $19.3 million added during the first nine months of 2004. These increases were offset by revenues recognized, net of costs, of $263 million, including accumulated merchandise trust earnings, during the first nine months of 2005 related to the delivery and performance of pre-need cemetery merchandise and services as compared to $11.7 million of revenues recognized in the first nine months of 2004.

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

One of our goals is to grow through the acquisition of high-quality cemetery properties. We anticipate financing these acquisitions with the proceeds of borrowings under our credit facility or the issuance of additional common units and other partnership securities, including debt, to the extent permitted under our credit facility, the senior secured notes and our partnership agreement. Since Cornerstone began operations in 1999, we have acquired ten cemetery properties ranging in price per cemetery from $0.2 million to $11.0 million and having an aggregate purchase price of $27.4 million. For additional information, please see Note 11 to our Condensed Consolidated Financial Statements.

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

Capital Expenditures

The following table summarizes total maintenance capital expenditures and expansion capital expenditures, including for the construction of mausoleums and for acquisitions, for the periods presented (in thousands):

	Cornerstone Family Services, Inc.	StoneMor Partners L.P.
	Nine Months Ended September 30,
	2004	2005
Maintenance capital expenditures	$1,005	$1,843
Expansion capital expenditures	2,390	3,793

Total capital expenditures	$3,395	$5,636

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

Subsequent Events On November 1, 2005 the Company completed the acquisition of 22 cemeteries and 6 funeral homes from Service Corporation International. The transaction was structured as an asset purchase at a purchase price of $12.927 million and was paid with $7.027 million in cash and 280,952 common units representing $5.9 million. The final purchase price may be (i) increased or decreased for accounts receivable, merchandise trust amounts and endowment care trust amounts, as provided in the Asset Purchase and Sale Agreement and (ii) increased by any amounts which may become payable pursuant to the Registration Rights Agreement, which agreements were entered into in connection with the foregoing transaction.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005. In making this assessment, management used the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We identified the following material weaknesses in our assessment of the effectiveness of internal control over financial reporting as of September 30, 2005:

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

Plan for Remediation

To remediate the material weakness related to the recognition of revenue from pre-need burial vaults, the Company has implemented a cemetery maintenance internal control pursuant to which:

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

Changes in Internal Control over Financial Reporting

Except as described above, there have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s last fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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