Form 10-K
period 2005-12-31
STONEMOR PARTNERS LP
filed 2006-05-15
CIK 1286131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Registrant’s telephone number, including area code (215) 826-2800

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Units

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common units held by non-affiliates of the registrant was approximately $95.6 million as of June 30, 2005 based on $22.55 per unit, the closing price of the common units as reported on the NASDAQ on that date.1

Documents incorporated by reference: None

The number of the registrant’s outstanding common units at May 12, 2006 was 4,520,734.

[1]	The aggregate market value of the common units set forth above equals the number of the registrant’s common units outstanding, reduced by the number of common units held by executive officers, directors and persons owning 10% or more of the registrant’s common units, multiplied by the last reported sale price for the registrant’s common units on June 30, 2005, the last day of the registrants most recently completed second fiscal quarter. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from this figure is an affiliate of the registrant or that any person whose holdings are included in this figure is not an affiliate of the registrant and any such admission is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

FORM 10-K OF STONEMOR PARTNERS, L.P.

Item 1.	Business

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

We are the fourth-largest owner and operator of cemeteries in the United States. As of December 31, 2005, we operated 154 cemeteries in 13 states, located primarily in the eastern United States. We own 147 of these cemeteries, and we operate the remaining 7 under long-term management agreements with the cemetery associations that own the cemeteries. The cemetery products and services that we sell are:

Interment Rights	Merchandise	Services
• burial lots • lawn crypts • mausoleum crypts • cremation niches • perpetual care rights	• burial vaults • caskets • grave markers and grave marker bases • memorials	• installation of burial vaults • installation of caskets • installation of other cemetery merchandise

We sell these products and services both at the time of death, which we refer to as at-need, and prior to the time of death, which we refer to as pre-need. Whenever possible, we sell burial lots with pre-installed vaults and grave marker bases. Our sales of real property, including burial lots (with and without installed vaults), lawn and mausoleum crypts and cremation niches, generate qualifying income sufficient for us to be treated as a partnership for federal income tax purposes. In 2005, we performed more than 22,000 burials and sold more than 14,800 interment rights (net of cancellations). Based on our sales of interment spaces in 2005, our cemeteries have a weighted average sales life of 243 years.

Our cemetery properties are located in Pennsylvania, West Virginia, Virginia, North Carolina, Maryland, New Jersey, Tennessee, Ohio, Rhode Island, Alabama, Connecticut, Delaware and Georgia. In 2005, our cemetery operations accounted for approximately 97.2% of our revenues.

We also own and operate 14 funeral homes in Alabama, Maryland, Ohio, Pennsylvania, North Carolina and Virginia. Eight of our 14 funeral homes are located on the grounds of cemeteries that we own. In 2005, more than 770 funerals were performed at our funeral homes, and our funeral home revenues accounted for approximately 2.8% of our revenues.

Operations

Cemetery Operations.    Our cemetery operations include sales of cemetery interment rights, merchandise and services and the performance of cemetery maintenance and other services. An interment right entitles a customer to burial space in one of our cemeteries and the perpetual care of that burial space. Burial spaces, or lots, are parcels of property that hold interred human remains. Our cemeteries require a burial vault be placed in each burial lot. A burial vault is a rectangular container, usually made of concrete but also made of steel or plastic, which sits in the burial lot and in which the casket is placed. The top of the burial vault is buried approximately 18 to 24 inches below the surface of the ground, and the casket is placed inside the vault. Burial vaults prevent ground settling that otherwise occurs when a casket placed directly in the ground begins to decay creating uneven ground surface. Ground settling typically results in higher maintenance costs and increased potential liability for slip-and-fall accidents on the property. Lawn crypts are a series of closely spaced burial lots with preinstalled vaults and other improvements, such as landscaping, sprinkler systems and drainage. A mausoleum crypt is an above-ground structure that may be designed for a particular customer, which we refer to as a private mausoleum; or it may be a larger building that serves multiple customers, which we refer to as a community mausoleum. Cremation niches are spaces in which the ashes remaining after cremation, sometimes referred to as cremains, are stored. Cremation niches are often part of community mausoleums, although we sell a variety of cremation niches to accommodate our customers’ preferences.

Grave markers, monuments and memorials are above-ground products that serve as memorials by showing who is remembered, the dates of birth and death and other pertinent information. These markers, monuments and memorials include simple plates, such as those used in a community mausoleum or cremation niche, flush-to-the-ground granite or bronze markers, headstones or large stone obelisks.

We purchase grave markers and grave marker bases from Cold Spring Granite Memorial Group under a supply agreement that expires on December 31, 2006. This agreement entitles us to specified price discounts and a cap on price increases so that our prices for these products are generally fixed through the expiration of the agreement. We do not have minimum purchase requirements under this supply agreement.

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

Managed Cemeteries.    We operate 7 cemeteries in New Jersey, Connecticut and Ohio under long-term management agreements with the 7 cemetery associations that own the cemetery properties. These cemetery associations are organized as nonprofit corporations either because state law requires cemetery properties to be owned by nonprofit entities, such as in New Jersey and Connecticut, or because they were originally established as nonprofit entities. We have voting control of four of these cemetery associations as a result of owning all of their outstanding stock, certificates of indebtedness or membership certificates. Three cemetery associations are owned by their lotholders or have no voting members. Because nonprofit entities in most states are restricted in their ability to distribute income, these 7 cemetery associations have entered into management agreements with us. The management agreements under which we operate these 7 cemeteries generally have terms ranging from 3 to 10 years and provide us with management fees that approximate what we would earn if we owned those cemeteries and held them in for-profit entities. In some of the states where we operate cemeteries under management agreements, we are entitled to significant termination fees if the agreements are terminated without our consent.

Funeral Home Operations.    We own and operate 14 funeral homes, eight of which are located on cemetery properties that we own, in Alabama, Maryland, Ohio, Pennsylvania and Virginia. Since 1999, we have built two funeral homes and purchased seven. Our funeral homes offer a range of services to meet a family’s funeral needs, including family consultation, the removal and preparation of remains, provision of caskets and related funeral merchandise, the use of funeral home facilities for visitation, worship and funeral services and transportation services. The cost of using the services of one of our funeral homes, including the purchase of a casket, ranges from approximately $2,745 to approximately $6,100 and averages approximately $3,400. Funeral home operations primarily generate revenues from at-need sales, for which there is a smaller potential customer base than pre-need sales, and have low barriers to entry by competitors. By focusing primarily on cemeteries and deriving significant revenues from pre-need sales, we minimize our exposure to these types of challenges.

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

Pet Cemeteries.    At many of our cemeteries, we maintain a separate piece of land that is used exclusively for the burial of pets. Our sales of pet cemetery products and services are similar to those for humans: we sell interment rights, burial vaults, caskets, cremation products and memorials. The costs of these products and services vary based on the size of the animal and the quality of the products. In 2005, sales of pet cemetery products and services totaled approximately $135,000.

Sales Contracts

Pre-need products and services are typically sold on an installment basis. At-need products and services are required to be paid for in full in cash by the customer at the time of sale. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Cemetery Operations—Pre-need Sales Contracts” and “—At-need Sales.”

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

Sales Personnel, Training and Marketing

As of December 31, 2005, we employed approximately 335 commissioned salespeople and 89 sales support and telemarketing employees. We have six regional sales managers covering our cemeteries, who report to our Vice President of Sales. Individual salespersons are typically located at the cemeteries they serve and report directly to the cemetery manager. We have made a strong commitment to the ongoing education and training of our sales force and to salesperson retention in order to ensure that our customers receive the highest quality customer service. Our training program includes classroom training at our headquarters, field training, continuously updated training materials that utilize media, such as the Internet, for interactive training and participation in industry seminars. We place special emphasis on training property sales managers, who are key elements to a successful pre-need sales program.

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

We generate sales leads through focused telemarketing, direct mail, television advertising, funeral follow-up and sales force cold calling, with the assistance of database mining and other marketing resources. We have created a marketing department to allow us to use more sophisticated marketing techniques to more effectively focus our telemarketing and direct sales efforts. Sales leads are referred to the sales force to schedule an appointment, most often at the customer’s home.

Acquisitions

On November 1, 2005 we completed the acquisition of 22 cemeteries and six funeral homes from Service Corporation International (NYSE: SCI) for $12.9 million. We paid $7.0 million in cash and 280,952 in Limited Partner units, representing the additional $5.9 million. In addition, we assumed the merchandise and service liabilities associated with certain pre-arranged bonded contracts related to the properties.

The properties are located in North Carolina (9 cemeteries and 1 funeral home), Pennsylvania (7 cemeteries and 5 funeral homes), Georgia (5 cemeteries), and Alabama (1 cemetery). We currently operate cemeteries in each of those states, with the exception of North Carolina, in which the acquisition of nine cemeteries and one funeral home provides a significant presence and will enable us to attain operating efficiencies. In the aggregate, the 22 cemeteries perform approximately 4,500 interments annually. The six funeral homes are all located in cities that contain cemeteries from this acquisition, perform approximately 640 calls annually, and are being treated as combinations for operating purposes.

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

Do Not Call Implementation Act.    We are subject to the requirements of two federal statutes governing telemarketing practices, the Telephone Consumer Protection Act, or TCPA, and the Telemarketing and Consumer Fraud and Abuse Prevention Act, or TCFAPA. These statutes impose significant penalties on those who fail to comply with their mandates. The Federal Communications Commission, or FCC, is the federal agency with authority to enforce the TCPA, and the Federal Trade Commission, or FTC, has jurisdiction under the TCFAPA. The FTC has established and implemented a national no-call registry under the TCFAPA. The legislation also establishes a private right of action for consumers against telemarketing entities under certain circumstances. The FCC has adopted regulations that mirror the no-call registry legislation. Primarily as a result of implementation of the do not call legislation, the percentage of our pre-need sales generated from telemarketing leads has decreased from 24% in 1999 to 12.6% in 2005. We are also subject to similar telemarketing consumer protection laws in the states of Alabama, Delaware, Georgia, Maryland, New Jersey, Ohio, Pennsylvania, Rhode Island, Tennessee, Virginia and West Virginia. These states’ statutes permit consumers to prevent unwanted telephone solicitations.

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

New Jersey Cemetery Act.    For many years, cemeteries within New Jersey, which are required to be organized in the nonprofit form, have contracted with for-profit companies like us for management services. We currently manage five properties within New Jersey. The New Jersey Cemetery Act, or NJCA, was recently recodified. We believe that the NJCA reflects technical amendments and that no substantive change is intended; however, the amendments may be interpreted to prohibit for-profit entities from managing cemeteries in New Jersey. Regulations implementing the NJCA have yet to be drafted, and, therefore, the impact of these regulations cannot be known at this time. We will, however, continue to monitor developments in this area and will participate in the legislative and rulemaking activities.

Future Enactments and Regulation.    Federal and state legislatures and regulatory agencies frequently propose new laws, rules and regulations and new interpretations of existing laws, rules and regulations which, if enacted or adopted, could have a material adverse effect on our operations and on the death care industry in general. A significant portion of our operations are located in Pennsylvania, Virginia, Maryland, North Carolina and West Virginia and any material adverse change in the regulatory requirements of those states applicable to our operations could have a material adverse effect on our results of operations. We cannot predict the outcome of any proposed legislation or regulations or the effect that any such legislation or regulations, if enacted or adopted, might have on us.

Environmental Regulations and Liabilities

Our operations are subject to federal, state and local regulations in three principal areas: (1) crematories for emissions to air that may trigger requirements under the Clean Air Act, (2) funeral homes for the handling of hazardous materials and medical wastes and (3) cemeteries and funeral homes for the management of solid waste, underground and above-ground storage tanks and discharges to septic systems.

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

Comprehensive Response, Compensation, and Liability Act.    The Comprehensive Response, Compensation, and Liability Act, or CERCLA and similar state laws affect our cemetery and funeral home operations by, among other things, imposing cleanup liabilities for threatened or actual releases of hazardous substances that may endanger public health or welfare or the environment. Under CERCLA and similar state laws, joint and several liability may be imposed on waste generators, site owners and operators, and others regardless of fault or the legality of the original disposal activity. Our operations include the use of some materials that may meet the definition of “hazardous substances” under CERCLA and thus may give rise to liability if released to the environment through a spill or discharge. Should we acquire new properties with pre-existing conditions triggering CERCLA or similar state liability, we may become liable for responding to those conditions. We may become involved in proceedings, litigation or investigations at one or more sites where releases of hazardous substances have occurred, and we cannot assure you that the associated costs and potential liabilities would not be material.

Underground and Aboveground Storage Tank Laws and Solid Waste Laws.    Federal and state laws regulate the installation, removal, operations and closure of underground storage tanks, or USTs and above-ground storage tanks ASTs, which are located at some of our facilities as well as the management of solid waste. Most of these USTs and ASTs contain petroleum for heating our buildings or are used for vehicle maintenance, or general operations. Depending upon the age and integrity of the USTs and ASTs, they may require upgrades, removal and/or closure, and remediation may be required if there has been a discharge or release of petroleum into the environment. All of the aforementioned activities may require us to incur costs to ensure continued compliance with environmental requirements. Should we acquire properties with existing USTs and ASTs that are not in compliance with environmental requirements, we may become liable for responding to releases to the environment or for costs associated with upgrades, removal and/or closure costs, and we can not assure you that the costs or liabilities will not be material in that event. Solid wastes have been disposed of at some of our cemeteries, both lawfully and unlawfully. Prior to acquiring a cemetery, an environmental investigation is usually conducted to determine, among other conditions, if a solid waste disposal area or landfill exists on the parcel which requires removal, cleaning or management. Depending upon the existence of any such solid waste disposal areas, we may be required by the applicapable regulatory authority to remove the waste or to conduct remediation and we cannot assure you that the costs or liabilities will not be material in that event.

Employees

As of December 31, 2005 our general partner and its affiliates employed approximately 1,304 full-time and approximately 148 part-time employees. A total of 13 full time employees at one of our cemeteries located in New Jersey are represented by a union and are subject to collective bargaining agreements that expire in June 2006 and December 2009. An additional 24 employees at 11 of our cemeteries located in Pennsylvania are represented by four different unions and are subject to collective bargaining agreements that expire between June 2006 and April 2008. We believe that our relationship with our employees is good.

Available Information

We maintain an internet website with the address of http://www.stonemor.com. The information on this website is not, and should not be considered part of this annual report on Form 10-K and is not incorporated by reference into this document. This website address is only intended to be an inactive textural reference. Copies of our reports filed with, or furnished to, the SEC on Forms 10-K, 10-Q, and 8-K and any amendments to such reports are available for viewing and copying at such internet website, free of charge, as soon as reasonably practicable after filing such material with, or furnishing it to, the SEC.

Item. 1A	Risk Factors

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

If we do not generate sufficient cash to pay the minimum quarterly distribution on the common units or the subordinated units, the market price of the common units may decline materially. We expect that we will need working capital borrowings of approximately $1.0 million during the twelve-month period ending December 31, 2006 in order to have sufficient operating surplus to pay the full minimum quarterly distribution on all of our common units and subordinated units for that period, although the actual amount of working capital borrowings could be materially more or less.

Our indebtedness limits cash flow available for our operations and for distribution to our partners.

As of December 31, 2005, we had $86.95 million in debt. Leverage makes us more vulnerable to economic downturns. Because we are obligated to dedicate a portion of our cash flow to service our debt obligations, our cash flow available for operations and for distribution to our partners will be reduced. The amount of indebtedness we have could limit our flexibility in planning for, or reacting to, changes in the markets in which we compete, and require us to dedicate more cash flow to service our debt than we desire. Our ability to satisfy our indebtedness as required by the terms of our debt will be dependent on, among other things, the successful execution of our long-term strategic plan. Subject to limitations in our credit facility and under the senior secured notes, we may incur additional debt in the future, for acquisitions or otherwise, and servicing this debt could further limit our cash flow.

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

Pre-need sales typically generate low or negative cash flow in the periods immediately following sales which could adversely affect our ability to service our debt and make distributions to our partners.

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

Our failure to attract and retain qualified sales personnel and management could have an adverse effect on our business and financial condition.

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

We may not be able to identify, complete, fund or successfully integrate additional cemetery acquisitions which could have an adverse affect on our results of operations.

A primary component of our business strategy is to grow through acquisitions of cemeteries and, to a lesser extent, funeral homes. We cannot assure you that we will be able to identify and acquire cemeteries on terms favorable to us or at all. We may face competition from other death care companies in making acquisitions. Our ability to make acquisitions in the future may be limited by our inability to secure adequate financing, restrictions under our existing or future debt agreements, competition from third parties or a lack of suitable properties. For example, we are not permitted to make acquisitions for more than $2.5 million, or any series of acquisitions aggregating more than $20.0 million in any consecutive 12-month period, without the requisite consent of the lenders under our new credit facility. Also, when we acquire cemeteries that do not have an existing pre-need sales program or a significant amount of pre-need products and services that have been sold but not yet delivered or performed, the operation of the cemetery and implementation of a pre-need sales program after acquisition may require significant amounts of working capital. This may make it more difficult for us to make acquisitions. Furthermore, the amount of common units we can issue to fund acquisitions in the next three years is limited by the restrictions that would be placed on our ability to use our net operating losses if such issuances resulted in an ownership change under federal tax laws. Please read Item 7 “Managements Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Income Taxes.”

We may be unable to successfully integrate our acquisition of certain assets from SCI Funeral Services, Inc. or our other acquisitions with our operations or realize all of the anticipated benefits of these acquisitions.

Integration of the SCI Funeral Services, Inc. businesses and operations that we acquired with our existing business and operations is a complex, time-consuming and costly process, particularly given that the acquisition has significantly increased our size. Failure to successfully integrate the SCI Funeral Services, Inc. businesses and operations with our existing business and operations in a timely manner may have a material adverse effect on our business, financial condition, results of operations and cash flows. Similarly, our ongoing acquisition program exposes us to integration risks as well. The difficulties of combining the acquired operations include, among other things:

•	operating a significantly larger combined organization and integrating additional assets to our existing operations;

•	coordinating geographically disparate organizations, systems and facilities;

•	integrating personnel from diverse business backgrounds and organizational cultures;

•	consolidating partnership, technological and administrative functions;

•	integrating internal controls, compliance under the Sarbanes-Oxley Act of 2002 and other governance matters;

•	the diversion of management’s attention from other business concerns;

•	customer or key employee loss from the acquired businesses; and

•	potential environmental and regulatory liabilities and title problems.

In addition, we may not realize all of the anticipated benefits from our acquisition of certain assets from SCI Funeral Services, Inc., such as cost savings and revenue enhancements, for various reasons, including difficulties integrating operations and personnel and higher costs.

If the trend toward cremation in the United States continues, our revenues may decline which could have an adverse effect on our business and financial condition.

We and other death care companies that focus on traditional methods of interment face competition from the increasing number of cremations in the United States. Industry studies indicate that the percentage of cremations has steadily increased and that cremations will represent approximately 36% of the United States death care market by the year 2010, compared to approximately 29% in 2003. Because the products and services associated with a cremation, such as niches and urns, produce lower revenues than the products and services associated with a traditional interment, a continuing trend toward cremations may reduce our revenues and, therefore, our cash available for distribution.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential unitholders could lose confidence in our financial reporting, which could harm our business and the trading price of our common units.

In mid-2004, we began a process to document and evaluate our internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations, which require annual management assessments of the effectiveness of our internal control over financial reporting. As indicated in Part II, Item 9A “Controls and Procedures” below, in connection with our preparation of audited financial statements for the fiscal year ended December 31, 2005, we determined that we had material weaknesses in our internal control over financial reporting and that our disclosure controls and procedures were not effective. To remediate these material weaknesses, we have implemented a cemetery maintenance audit procedure related to our burial vault situation and restated our consolidated balance sheet in accordance with SFAS 60 as described in Part II, Item 9A “Controls and Procedures,” and our management believes that such actions will serve to remediate the identified material weakness. Management has also dedicated internal resources, engaged outside consultants and adopted a detailed work plan to (i) assess and document the adequacy of our internal control over financial reporting, (ii) take steps to improve control processes, where appropriate, (iii) validate through testing that controls are functioning as documented and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. However, we cannot be certain that the foregoing measures and our remediation procedure will ensure that we maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If compliance with policies or procedures deteriorate and we fail to correct any associated issues in the design or operating effectiveness of our internal control over financial reporting or fail to prevent fraud, current and potential unitholders could lose confidence in our financial reporting, which could harm our business and the trading price of our common units.

If we cannot meet Nasdaq continued listing requirements, The Nasdaq National Market may delist our common units, which could negatively impact the price and liquidity of our common units as well as our ability to pursue our acquisition growth strategy.

On April 3, 2006, we received a Nasdaq Staff determination indicating that our common units are subject to delisting from The Nasdaq National Market in connection with our failure to timely file an annual report on Form 10-K for the fiscal year ended December 31, 2005 with the SEC. We have appealed the Staff’s determination to a

Nasdaq Listing Qualifications Panel, and our hearing request stayed the delisting process pending the Panel’s decision. Even though our filing of this Form 10-K was only 45 days after the extended due date of March 31, 2006, there can be no guaranty that the Panel will grant our request for continued listing. If The Nasdaq National Market delists our common units, it is likely to have an adverse impact on the price and liquidity of our common units. In addition, if our common units are delisted, we may be less able to implement our acquisition growth strategy because we may have to refrain from making some acquisitions that we otherwise would finance, at least in part, with the issuance of common units or the proceeds of an offering of common units.

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

We are required by state laws to deposit specified percentages of the proceeds from our pre-need and at-need sales of interment rights into perpetual care trusts and proceeds from our pre-need sales of cemetery products and services into merchandise trusts. These laws also determine when we are allowed to withdraw funds from those trusts. If those laws or the interpretations of those laws change or if new laws are enacted, we may be required to deposit more of the sales proceeds we receive from our sales into the trusts or to defer withdrawals from the trusts, thereby decreasing our cash flow until we are permitted to withdraw the deposited amounts. This could also reduce our cash available for distribution.

If state laws or their interpretations change, or new laws are enacted relating to the ownership of cemeteries and funeral homes, our business, financial condition and results of operations could be adversely affected.

Some states, such as New Jersey, require cemeteries to be organized in the nonprofit form but permit those nonprofit entities to contract with for-profit companies for management services. The New Jersey Cemetery Act was recently recodified to reflect certain technical amendments that may be interpreted to prohibit for-profit entities like us from managing cemeteries located in New Jersey. We manage five cemeteries in New Jersey that accounted for approximately 13.6% of our revenues in the fiscal year ended December 31, 2005. Because the regulations implementing the amendments have not yet been adopted, the impact of these amendments is unknown. If the implementing regulations prohibit us from managing cemeteries in New Jersey, our business, financial condition and results of operations could be adversely affected.

We are subject to legal restrictions on our marketing practices that could reduce the volume of our sales which could have an adverse effect on our business, operations and financial condition.

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

Our cemetery and funeral home operations are subject to numerous federal, state and local environmental and health and safety regulations. We may become subject to liability for the removal of hazardous substances and solid waste under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and similar state laws. Under CERCLA and similar state laws, joint and several liability may be imposed on various parties, regardless of fault or the legality of the original disposal activity. Our funeral home, cemetery and crematory operations include the use of some materials that may meet the definition of “hazardous substances” under CERCLA and thus may give rise to liability if released to the environment through a spill or discharge. We cannot assure you that we will not face liability under CERCLA for any conditions at our properties, and we cannot assure you that these liabilities will not be material. Our cemetery and funeral home operations are subject to regulation of underground and above ground storage tanks and laws managing the disposal of solid waste. If new requirements under local, state or federal laws were to be adopted, and are more stringent than existing requirements, new permits or capital expenditures may be required.

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

Risks Inherent in an Investment in Us

Our general partner and its affiliates have conflicts of interest and limited fiduciary duties, which may permit them to favor their own interests to your detriment.

As of the date of this Annual Report on Form 10-K, CFSI LLC owned an aggregate 47.58% limited partner interest in us and owned all of the Class A units of our general partner. Conflicts of interest may arise between CFSI LLC and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of the unitholders. These conflicts include, among others, the following situations:

•	The board of directors of our general partner is elected by the owners of our general partner. Although our general partner has a fiduciary duty to manage us in good faith, the directors of our general partner also have a fiduciary duty to manage our general partner in a manner beneficial to the owners of our general partner.

•	Our partnership agreement limits the liability of our general partner, reduces its fiduciary duties and restricts the remedies available to unitholders for actions that might, without the limitations, constitute breaches of fiduciary duty.

•	Our general partner determines the amount and timing of asset purchases and sales, capital expenditures, borrowings, issuances of additional limited partner interests and reserves, each of which can affect the amount of cash that is distributed to unitholders.

•	Our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with any of these entities on our behalf.

•	Our general partner controls the enforcement of obligations owed to us by our general partner and its affiliates.

•	In some instances, our general partner may cause us to borrow funds in order to permit the payment of distributions, even if the purpose or effect of the borrowing is to make a distribution on the subordinated units, to make incentive distributions or to hasten the expiration of the subordination period.

Affiliates of our general partner own sufficient common and subordinated units to block any attempt to remove our general partner.

Our general partner generally may not be removed except upon the vote of the holders of at least 66 2/3% of the outstanding units voting together as a single class. Because affiliates of our general partner owned approximately 49.58% of all the units as of the date of this prospectus, our general partner currently cannot be removed without the consent of its affiliates. Also, if our general partner is removed without cause during the subordination period and units held by the general partner and its affiliates are not voted in favor of that removal, all remaining subordinated units will automatically be converted into common units and any existing arrearages on the common units will be extinguished. This would adversely affect the common units by prematurely eliminating their distribution and liquidation preference over the subordinated units, which would otherwise have continued until we had met certain distribution and performance tests.

Unitholders have limited voting rights.

Unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders did not select our general partner or elect the board of directors of our general partner and will have no right to select our general partner or elect its board of directors in the future. We are not required to have a majority of independent directors on our board, but we are required to establish and maintain an audit committee, which must be made up of at least three independent directors. We cannot assure you that the persons who control our general partner will elect more independent directors than are necessary to satisfy our audit committee composition requirements, even though most listed corporations are required to have a majority of independent directors on their boards.

Unitholders’ voting rights are further restricted by the partnership agreement provision providing that any units held by a person that owns 20% or more of any class of units then outstanding, other than the general partner, its affiliates, their transferees and persons who acquired such units with the prior approval of the board of directors of our general partner, cannot be voted on any matter. In addition, the partnership agreement contains provisions limiting the ability of unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting the unitholders’ ability to influence the manner or direction of management.

Our general partner can transfer its ownership interest in us without unitholder consent under certain circumstances, and the control of our general partner may be transferred to a third party without unitholder consent.

Our general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of the unitholders. Furthermore, there is no restriction in the partnership agreement on the ability of the owners of our general partner to transfer their ownership interest in the general partner to a third party. The new owner of our general partner would then be in a position to replace the board of directors and officers of the general partner with its own choices and thereby influence the decisions taken by the board of directors and officers.

We may issue additional common units without your approval, which would dilute your existing ownership interests.

During the subordination period, our general partner may cause us to issue up to 2,119,891 additional common units without your approval. Our general partner may also cause us to issue an unlimited number of additional common units or other equity securities of equal rank with the common units, without your approval, in numerous circumstances during the subordination period, including, but not limited to, in connection with an acquisition or an expansion capital improvement that increases cash flow from operations per unit on an estimated pro forma basis; if the proceeds of the issuance are used to repay indebtedness, the cost of which to service is greater than the distribution obligations associated with the units issued in connection with its retirement; or the redemption of common units or other equity interests of equal rank with the common units from the net proceeds of an issuance of common units or parity units, but only if the redemption price equals the net proceeds per unit, before expenses, to us.

After the end of the subordination period, we may issue an unlimited number of limited partner interests of any type without the approval of the unitholders. You will not have the right to approve our issuance at any time of equity securities ranking junior to the common units.

The issuance of additional common units or other equity securities of equal or senior rank will have the following effects:

•	your proportionate ownership interest in us will decrease;

•	the amount of cash available for distribution on each unit may decrease;

•	because a lower percentage of total outstanding units will be subordinated units, the risk that a shortfall in the payment of the minimum quarterly distribution will be borne by the common unitholders will increase;

•	the relative voting strength of each previously outstanding unit may be diminished; and

•	the market price of the common units may decline.

Cost reimbursements due our general partner may be substantial and will reduce the cash available for distribution to you.

Prior to making any distribution on the common units, we will reimburse our general partner and its affiliates, including CFSI LLC and the officers and directors of our general partner, for all expenses they incur on our behalf. The reimbursement of expenses could adversely affect our ability to pay cash distributions to you. Our general partner determines the amount of these expenses. In addition, our general partner and its affiliates may provide us with other services for which we will be charged fees as determined by our general partner.

In establishing cash reserves, our general partner may reduce the amount of available cash for distribution to you.

The partnership agreement requires our general partner to deduct from operating surplus cash reserves that it establishes to fund our future operating expenditures. The partnership agreement also permits the general partner to reduce available cash by establishing cash reserves for the proper conduct of our business, to comply with applicable law or agreements to which we are a party or to provide funds for future distributions to partners. These reserves will affect the amount of cash available for distribution to you.

Our general partner has a limited call right that may require you to sell your common units at an undesirable time or price.

If, at any time, our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the remaining common units held by unaffiliated persons at a price not less than their then-current market price. As a result, you may be required to sell your common units at an undesirable time or price and may not receive any return on your investment. You may also incur a tax liability upon the sale of your common units.

You may be required to repay distributions that you have received from us.

Under certain circumstances, unitholders may have to repay amounts wrongfully returned or distributed to them. Under Section 17-607 of the Delaware Revised Uniform Limited Partnership Act, we may not make a distribution to you if the distribution would cause our liabilities to exceed the fair value of our assets. Delaware law provides that for a period of three years from the date of the impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the limited partnership for the distribution amount. Assignees who become substituted limited partners are liable for the obligations of the assignor to make contributions to the partnership. However, assignees are not liable for obligations unknown to the assignee at the time the assignee became a limited partner if the liabilities could not be determined from the partnership agreement. Liabilities to partners on account of their partnership interest and liabilities that are non-recourse to the partnership are not counted for purposes of determining whether a distribution is permitted.

Tax Risks to Common Unitholders

We may have tax liabilities related to periods before our initial public offering and less net operating losses available to reduce taxable income and therefore tax liabilities for future taxable periods.

Because our business was conducted by an affiliated group of corporations during periods prior to the completion of our initial public offering, we may have federal and state income tax liabilities that relate to our prior operations and to transactions related to our formation. In addition, the amount of cash distributions we receive from our corporate subsidiaries over the next several years will depend in part upon the amount of net operating losses available to those subsidiaries to reduce the amount of income subject to federal income tax they would otherwise pay. These net operating losses will begin to expire in 2019 and are available to reduce future taxable income that would otherwise be subject to federal income taxes. The amount of net operating losses available to reduce the income tax liability of our corporate subsidiaries in future taxable years could be reduced as a result of the prior operations and the transactions that occurred immediately before our initial public offering.

CFSI LLC has agreed to indemnify us against additional income tax liabilities, if any, that arise from our operations prior to our initial public offering, and income tax liabilities, if any, that arise from the consummation of the transactions related to our formation in excess of $600,000 if those liabilities are asserted by the IRS or any state taxing authority prior to the expiration of the applicable statutes of limitations for income taxes of Cornerstone Family Services, Inc. (“Cornerstone”) for its taxable period ending with the conversion of Cornerstone into CFSI LLC (generally, three years from the filing of the tax return for such period). Also, CFSI LLC has agreed to indemnify us against any liabilities we may be subject to in the future resulting from a reduction in our net operating losses as a result of such prior operations or as a result of such formation transactions in excess of that which is believed to result from them at the time of our initial public offering. We cannot assure you that we will not ultimately be responsible for any or all of these liabilities, if they occur. Any increase in the tax liabilities of our corporate subsidiaries because of a reduction in net operating losses not recouped under the indemnity will reduce our cash available for distribution.

Changes in the ownership of our units, including the changes occurring as a result of our initial public offering or the subsequent offering, may result in annual limitations on our use of net operating losses available to reduce taxable income, which could increase our tax liabilities and decrease cash available for distribution in future taxable periods.

The use of the net operating losses by our corporate subsidiaries may be limited if the ownership of our units changes such that our corporate subsidiaries are deemed to have an “ownership change” under applicable provisions of the Internal Revenue Code. In general, an ownership change will occur if the percentage of our units, based on the value of the units, owned by certain unitholders or groups of unitholders increases by more than fifty percentage points during a three-year period. For this purpose, the unitholders who acquired interests in us pursuant to our initial public offering will be treated as a single group, as will those persons who acquire units in this or any subsequent offering we may make. The public group that acquired units in our initial public offering acquired approximately 49% of the total partnership interests that were outstanding immediately after completion of the initial public offering. Those units likely constituted more than 50% of the value of all ownership interests in us. However, applicable Treasury Regulations provide generally that if in a public offering units are issued solely for cash, for purposes of calculating the percentage of ownership change resulting from the transaction, the acquiring unitholders will be deemed to acquire only 50% of the number of units they actually acquire. At the time of our initial public offering, Vinson & Elkins L.L.P. opined that the initial public offering should not result in an ownership change. No ruling has been or will be requested from the IRS regarding this issue, and an opinion of counsel represents only the counsel’s legal judgment and does not bind the IRS or the courts. Thus there remains some risk that our initial public offering resulted in an ownership change. If an ownership change did occur, each of our corporate subsidiaries would be restricted annually in its ability to use its net operating losses to reduce its federal taxable income to an amount equal to the value of the corporation on the date of the ownership change multiplied by the applicable federal long-term tax-exempt rate in effect at such time. Any such restriction would have a material adverse impact on our ability to make the full minimum quarterly distribution on our common and subordinated units. If our initial public offering did not result in an ownership change, we will be limited in the additional units we can issue in the three years following our initial public offering without triggering an ownership change. While we do not anticipate that an ownership change will occur prior to December 31, 2008, the date by which we expect the majority of our subsidiaries’ net operating losses to be completely utilized, we cannot assure you that such ownership change will not occur. If an ownership change should occur during this period, an increase in tax liabilities of our corporate subsidiaries could result, which would reduce the amount of cash available for distribution to you.

Furthermore, in order to avoid the consequences of an ownership change, we may refrain from making some acquisitions that we otherwise would finance at least in part with additional units or the proceeds of an offering of common units. As a result, we may be less able to implement our acquisition growth strategy during the next three years. On November 1, 2005, SCI Funeral Services, Inc., a subsidiary of Service Corporation International, acquired approximately 3.21% of the total partnership interests outstanding immediately after such acquisition (and after our issuance of additional general partner interests to our general partner to maintain its 2% general partner interest). Management concluded that this acquisition did not result in an ownership change.

Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as our not being subject to entity-level taxation by individual states. If the IRS treats us as a corporation or we become subject to entity-level taxation for state tax purposes, it would reduce the amount of cash available for distribution to you.

The anticipated after-tax economic benefit of an investment in the common units depends largely on our being treated as a partnership for federal income tax purposes. We have not requested, and do not plan to request, a ruling from the IRS on this or any other tax matter affecting us.

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our income at the corporate tax rate, which is currently a maximum of 35% and would likely pay state income tax at varying rates. Distributions to you would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to you. Because a tax would be imposed upon us as a corporation, our cash available for distribution to you would be substantially reduced. Therefore, our treatment as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to the unitholders, likely causing a substantial reduction in the value of our common units.

Current law may change so as to cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to entity-level taxation. In addition, because of widespread state budget deficits, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. If any of these states were to impose a tax on us, the cash available for distribution to you would be reduced. The partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution amounts will be adjusted to reflect the impact of that law on us.

We have subsidiaries that will be treated as corporations for federal income tax purposes and subject to corporate-level income taxes.

Some of our operations are conducted through subsidiaries that are organized as C corporations. Accordingly, these corporate subsidiaries are subject to corporate-level tax, which reduces the cash available for distribution to our partnership and, in turn, to you. If the IRS were to successfully assert that these corporations have more tax liability than we anticipate or legislation was enacted that increased the corporate tax rate, the cash available for distribution could be reduced more than we anticipate.

A successful IRS contest of the federal income tax positions we take may adversely affect the market for our common units, and the cost of any IRS contest will reduce our cash available for distribution to you.

We have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes or any other matter affecting us. The IRS may adopt positions that differ from the conclusions of our counsel expressed in this prospectus or from positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of our counsel’s conclusions or the positions we take. A court may not agree with all of our counsel’s conclusions or positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade. In addition, our costs of any contest with the IRS will be borne indirectly by our unitholders and our general partner because the costs will reduce our cash available for distribution.

You may be required to pay taxes on income from us even if you do not receive any cash distributions from us.

Because our unitholders will be treated as partners to whom we will allocate taxable income that could be different in amount than the cash we distribute, you will be required to pay any federal income taxes and, in some cases, state and local income taxes on your share of our taxable income even if you receive no cash distributions from us. You may not receive cash distributions from us equal to your share of our taxable income or even equal to the tax liability that results from that income.

Tax gain or loss on disposition of common units could be more or less than expected.

If you sell your common units, you will recognize a gain or loss equal to the difference between the amount realized and your tax basis in those common units. Prior distributions to you in excess of the total net taxable income you were allocated for a common unit, which decreased your tax basis in that common unit, will, in effect, become taxable income to you if the common unit is sold at a price greater than your tax basis in that common unit, even if the price is less than your original cost. A substantial portion of the amount realized, whether or not representing gain, may be ordinary income. In addition, if you sell your units, you may incur a tax liability in excess of the amount of cash you receive from the sale.

Tax-exempt entities and foreign persons face unique tax issues from owning common units that may result in adverse tax consequences to them.

Investment in common units by tax-exempt entities, such as individual retirement accounts (known as IRAs) and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including individual retirement accounts and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S.

persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file United States federal tax returns and pay tax on their share of our taxable income. If you are a tax-exempt entity or a foreign person, you should consult your tax advisor before investing in our common units.

We will treat each purchaser of common units as having the same tax benefits without regard to the actual common units purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.

Because we cannot match transferors and transferees of common units and because of other reasons, we will take depreciation and amortization positions that may not conform to all aspects of the existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to you. It also could affect the timing of these tax benefits or the amount of gain from the sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to your tax returns.

You will likely be subject to state and local taxes in states where you do not live as a result of an investment in units.

In addition to federal income taxes, you will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property, even if you do not live in any of those jurisdictions. You will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these jurisdictions. Further, you may be subject to penalties for failure to comply with those requirements. We currently own assets and do business in Alabama, Connecticut, Delaware, Georgia, Maryland, New Jersey, North Carolina, Ohio, Pennsylvania, Rhode Island, Tennessee, Virginia and West Virginia. Each of these states currently imposes a personal income tax. As we make acquisitions or expand our business, we may own assets or do business in additional states that impose a personal income tax. It is your responsibility to file all United States federal, state and local tax returns. Our counsel has not rendered an opinion on the state or local tax consequences of an investment in the common units.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Cemeteries and Funeral Homes.    The following table summarizes the distribution of our cemetery and funeral home properties by state as of December 31, 2005 and their weighted average estimated remaining sales life based on number of interment spaces sold during 2005:

	Cemeteries (1)	Funeral Homes	Total Net Acres	Weighted Average Estimated Remaining Sales Life	Number of Interment Spaces Sold in 2005
Pennsylvania	51	8	2,479	521	2,782
West Virginia	32	—	1,404	302	2,401
Virginia	29	2	773	132	3,139
Maryland	10	1	716	142	1,782
North Carolina	10	1	212	259	984
New Jersey	6	—	341	37	2,359
Georgia	6	—	120	178	624
Tennessee	2	—	127	232	289
Ohio	2	1	368	388	620
Rhode Island	2	—	70	817	32
Alabama	2	1	143	342	369
Connecticut	1	—	25	43	130
Delaware	1	—	12	341	14

Total	154	14	6,790	243	15,525

(1)	Includes five cemeteries in New Jersey, one cemetery in Connecticut and one cemetery in Ohio that we operated under long-term management agreements.

We calculated estimated remaining sales life for each of our cemeteries by dividing the number of unsold interment spaces by the number of interment spaces sold at that cemetery in the most recent year. For purposes of estimating remaining sales life, we defined unsold interment spaces as unsold burial lots and unsold spaces in existing mausoleum crypts as of December 31, 2005. We defined interment spaces sold in 2005 as:

•	the number of burial lots sold, net of cancellations;

•	the number of spaces sold in existing mausoleum crypts, net of cancellations; and

•	the number of spaces sold in mausoleum crypts that we have not yet built, net of cancellations.

We count the sale of a double-depth burial lot as the sale of one interment space even though a double-depth burial lot includes two interment rights. We count an unsold double-depth burial lot as one unsold interment space. Because our sales of cremation niches were immaterial, we did not include cremation niches in the calculation of estimated remaining sales life. When calculating estimated remaining sales life, we did not take into account any future cemetery expansion. In addition, sales of an unusually high or low number of interment spaces in a particular year affect our calculation of estimated remaining sales life. Future sales may differ from previous years’ sales, and actual remaining sales life may differ from our estimates. We calculated weighted average remaining sales life by aggregating unsold interment spaces and interment spaces sold on a state-by-state or company-wide basis. Based on the number of interment spaces sold in 2005, we estimate that our cemeteries have an aggregate weighted average remaining sales life of 243 years.

The following table shows the cemetery properties that we owned or operated as of December 31, 2005, grouped by estimated remaining sales life:

	0-25 Years	26-49 Years	50-100 Years	101-150 Years	151-200 Years	Over 200 Years
Pennsylvania	2	2	5	3	0	39
West Virginia	5	1	2	3	2	19
Virginia	2	3	5	4	3	12
Maryland	1	2	2	—	2	3
North Carolina	—	1	—	—	2	7
New Jersey	1	4	—	—	—	1
Georgia	1	—	1	—	—	4
Tennessee	—	—	—	—	1	1
Ohio	—	—	—	—	—	2
Rhode Island	—	—	—	—	—	2
Alabama	—	—	—	1	—	1
Connecticut	—	1	—	—	—	—
Delaware	—	—	—	—	—	1

Total	12	14	15	11	10	92

We believe that we have either satisfactory title to or valid rights to use all of our cemetery properties. The seven cemetery properties that we operate under long-term management agreements are held by cemetery associations that are owned by the cemetery lot holders or have no legal owners. We believe that the cemetery associations have either satisfactory title to or valid rights to use these seven cemetery properties and that we have valid rights to use these properties under the management agreements. Although title to the cemetery properties is subject to encumbrances such as liens for taxes, encumbrances securing payment obligations, easements, restrictions and immaterial encumbrances, we do not believe that any of these burdens should materially detract from the value of these properties or from our interest in these properties, nor should these burdens materially interfere with the use of our cemetery properties in the operation of our business as described in this document. Many of our cemetery properties are located in zoned regions, and we believe that cemetery use is permitted for those cemeteries either (1) as expressly permitted under applicable zoning ordinances; (2) through a special exception to applicable zoning designations; or (3) as an existing non-conforming use.

Other.    Our corporate headquarters occupy approximately 22,500 square feet of leased office space in Bristol, Pennsylvania, a suburb of Philadelphia. The lease has a term expiring in 2014, and we consider the space to be adequate for our present and anticipated future requirements. We are also tenants under various leases covering office spaces other than our corporate headquarters.

In addition, we own a 13,500-square-foot plant in Butler County, Pennsylvania, where we manufacture burial vaults used in our cemetery operations, and we own a 4,800-square-foot building in Marion, Virginia, which is no longer being used in our business.

Item 3.	Legal Proceedings

We, and certain of our subsidiaries, are parties to legal proceedings that have arisen in the ordinary course of business. While the outcome of these proceedings cannot be predicted with certainty, we do not expect these matters to have a material adverse effect on our results of operations and adequate financial condition or cash flows. We carry insurance with coverage and coverage limits that we believe to be customary in the funeral home and cemetery industries. Although there can be no assurance that such insurance will be sufficient to protect us against all contingencies, we believe that our insurance protection is reasonable in view of the nature and scope of our operations.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common units are listed on the Nasdaq National Market (“Nasdaq”) under the symbol “STON”. Prior to September 15, 2004, our equity securities were not publicly traded. As of March 14, 2006, there were 4,520,734 common units outstanding, representing a 50.6% limited partner interest in us. As of that date, there were 4,239,782 subordinated units outstanding, representing a 47.4% limited partner interest in us. As of February 15, 2006, there were 13 unitholders of record, representing approximately 5,100 beneficial holders. There is no established public trading market for our subordinated units. The following table sets forth the high and low sale prices of our common units for the periods indicated, based on the daily composite listing of common unit transactions for the Nasdaq.

	Price Range		Declared Distributions (2)
Quarter Ended	High	Low
September 30, 2004 (1)	$22.50	$20.70	$—
December 31, 2004	$22.00	$17.28	$.5128
March 31, 2005	$22.36	$20.00	$.4625
June 30, 2005	$23.65	$21.25	$.4625
September 30, 2005	$24.50	$22.06	$.4625
December 31, 2005	$22.23	$19.12	$.4750

(1)	Our units began trading on NASDAQ on September 15, 2004.
(2)	Distributions were declared and paid within 45 days following the close of each quarter on February 14, 2005, May 13, 2005, November 11, 2005 and February 14, 2006, respectively.

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

		Marginal Percentage Interest in Distributions
	Total Quarterly Distribution Target Amount	Common Unitholders	Subordinated Unitholders	Common and Subordinated Unitholders	General Partner
Minimum Quarterly Distribution	up to $0.4625	98%	—	—	2%
Arrearages on Minimum Quarterly Distribution	up to $0.4625	98%	—	—	2%
Minimum Quarterly Distribution	up to $0.4625	—	98%	—	2%
First Target Distribution	above $0.4625 up to $0.5125	—	—	98%	2%
Second Target Distribution	above $0.5125 up to $0.5875	—	—	85%	15%
Third Target Distribution	above $0.5875 up to $0.7125	—	—	75%	25%
Thereafter	above $0.7125	—	—	50%	50%

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

Equity Compensation Plan Information

See the equity compensation plan table set forth in Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Recent Sales of Unregistered Securities

In connection with our November 1, 2005 acquisition of 22 cemeteries and six funeral homes from Service Corporation International (NYSE: SCI), we paid the sum of $7.0 million in cash and 280,952 common units, representing the additional $5.9 million. We offered and sold the common units to SCI in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933 based upon a determination that the common units will be issued to a sophisticated investor who could fend for itself and who had access to, and was provided with, information that would otherwise be contained in a registration statement and there was no general solicitation.

Initial Public Offering

See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Initial Public Offering”, for a description of the use of proceeds

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

The following table presents selected financial and operating data of StoneMor’s predecessor, Cornerstone, and of StoneMor for the periods and as of the dates indicated. The selected financial data for Cornerstone as of and for the years ended December 31, 2001, 2002 and 2003 are derived from the audited consolidated financial statements of Cornerstone. The selected financial data as of and for the year ended December 31, 2004, are derived from the audited consolidated financial statements of StoneMor, which comprise the operations of StoneMor from September 20, 2004 to December 31, 2004 and Cornerstone for the period January 1, 2004 to September 19, 2004, and the selected financial data as of and for the year ended December 31, 2005 is derived from the audited consolidated financial statements of StoneMor.

The following table should be read together with, and is qualified in its entirety by reference to, the audited financial statements and the accompanying notes included in Item 8 of this Annual Report on Form 10-K. The table should also be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in Item 7 of this Annual Report on Form 10-K.

	Cornerstone Family Services, Inc. (1)			StoneMor Partners L.P. (1)
	Year Ended December 31,
	2001	2002	2003	2004	2005
Statement of Operations Data:
Cemetery revenues	$73,865	$74,168	$77,978	$87,305	$96,927
Funeral home revenues	961	1,360	1,724	1,953	2,798

Total Revenues	74,826	75,528	79,702	89,258	99,725

Cost of goods sold (exclusive of depreciation shown seperately below):
Land and crypts	5,946	5,948	4,346	4,539	5,860
Perpetual care	2,404	2,434	2,585	2,692	2,575
Merchandise	3,453	3,634	3,123	5,143	5,337
Selling expense	15,480	15,413	15,584	19,158	19,878
Cemetery expense	16,990	17,191	17,732	19,648	20,942
General and administrative expense	8,594	9,020	9,407	9,797	10,553
Overhead (including $1,178 of stock-based compensation in 2003 and $433 in 2004) (2)	10,076	12,544	12,672	12,658	16,304
Depreciation and amortization	4,337	4,893	5,001	4,547	3,510
Funeral home expense	996	1,343	1,513	1,712	2,382

Total costs and expenses	68,276	72,420	71,963	79,894	87,341

Operating profit	6,550	3,108	7,739	9,364	12,384
Expenses related to terminated debt offering and refinancing (3)	7,000	—	—	4,200	—
Interest expense	15,550	14,828	11,376	9,480	6,457

Income (loss) before income taxes and cumulative effect of change in accounting principle	(16,000)	(11,720)	(3,637)	(4,316)	5,927
Income taxes (benefit)
State	(478)	(178)	1,362	663	587
Federal	(4,945)	(1,453)	1,010	(1,141)	1,250

Total income taxes (benefit)	(5,423)	(1,631)	2,372	(478)	1,837
Loss before cumulative effect of change in accounting principle	(10,577)	(10,089)	(6,009)	(3,838)	4,090

Cumulative effect of change in accounting principle (4)	—	5,934	—	—	—

Net Income (loss)	$(10,577)	$(4,155)	$(6,009)	$(3,838)	$4,090

	Cornerstone Family Services, Inc. (1)			StoneMor Partners L.P. (1)
	Year Ended December 31,
	2001	2002	2003	2004	2005
Net income per limited partner (common) unit (basic and diluted) (5)				$.27	$.45

Balance Sheet Data (at period end):
Cemetery property	$154,394	$153,413	$151,200	$150,215	$164,772
Total assets (6)(11)	366,392	377,720	381,230	523,092	550,835
Deferred cemetery revenues, net (7)(11)	100,038	125,007	140,778	156,051	167,844
Total debt	133,474	134,732	130,708	80,000	86,945
Redeemable preferred stock (par value $0.01, 12,764 and 15,514 shares issued and outstanding at December 31, 2002 and 2003, respectively) (8)	—	12,764	15,514	—	—
Total stockholders’/ partners’ equity	63,960	48,920	41,980	115,317	108,985

Cash Flow Data:
Net cash provided by (used in):
Operating activities	$12,589	$11,042	$7,146	$7,485	$17,589
Investing activities	(5,766)	(8,913)	(3,129)	(5,887)	(15,286)
Financing activities	(8,011)	1,258	(4,022)	7,321	(9,852)

Other Financial Data:
Change in assets and liabilities that provided (used) cash:
Merchandise trusts receivable	$6,206	$594	$(128)	$—	$—
Due from merchandise trust	13,533	(1,379)	(170)	—	—
Merchandise trusts	—	—	—	(1,333)	10,473
Merchandise liability	(827)	(3,427)	(3,224)	(7,397)	(7,224)
Capital expenditures:
Maintenance capital expenditures	1,922	3,378	1,184	2,620	2,192
Expansion capital expenditures, including acquisitions and dispositions	3,844	5,535	1,945	3,267	18,851
Distributions declared per common unit in respect of the period				0.5128	1.8625

Operating Data:
Interments performed	22,122	22,693	22,281	22,114	22,263
Cemetery revenues per interment performed (9)	$3,339	$3,215	$3,500	$3,948	$4,354
Interment rights sold (10):
Lots (9)	12,684	11,933	12,442	12,136	12,758
Mausoleum crypts (including pre-construction)	1,921	2,271	2,314	2,224	2,163
Niches	389	436	445	442	409

Total interment rights sold (9)(10)	14,994	14,640	15,201	14,802	15,330

Cemetery revenues per interment right sold (9)(10)	$4,926	$4,984	$5,130	$5,889	$6,387

Number of contracts written	52,353	51,012	47,939	46,149	46,510
Aggregate contract amount, in thousands (excluding interest)	$89,726	$89,106	$90,551	$91,983	$96,642
Average amount per contract (excluding interest)	$1,714	$1,747	$1,889	$1,993	$2,078

Number of pre-need contracts written	23,824	23,194	22,276	21,079	21,306
Aggregate pre-need contract amount, in thousands (excluding interest)	$57,306	$59,177	$60,854	$60,040	$63,415
Average amount per pre-need contract (excluding interest)	$2,405	$2,551	$2,732	$2,848	$2,976

Number of at-need contracts written	28,529	27,818	25,663	25,070	25,204
Aggregate at-need contract amount, in thousands	$32,421	$29,928	$29,698	$31,943	$33,227
Average amount per at-need contract	$1,136	$1,076	$1,157	$1,274	$1,318

(1)	Includes results of operations of cemeteries that we operate under management agreements with the cemetery associations that own them. Prior to September 2004 we operated 12 cemeteries under management agreements and have subsequently converted five of these cemetery associations (one in September 2004 and 4 in April 2005) into for-profit entities owned by us and ceased operating these cemeteries under management agreements.
(2)

Includes write-off of $1.3 million of expenses in 2002 and $715,000 in 2003 incurred in connection with potential acquisitions of a group of cemeteries in Michigan that we determined would be unlikely to take place. Also includes $1.7 million in bonuses in 2003, $1.5 million in bonuses in 2004, an annual payment of $0.4 million to $0.8 million in management fees to MDC Management Company IV, LLC from 2001 to 2004, and $1.2 million of stock-based compensation in 2003 and $0.4 million of stock based compensation in 2004. See Note 10 to our consolidated financial statements.

(3)	In 2001, represents expenses incurred in connection with a proposed high-yield debt offering that was not completed and a refinancing of our then existing credit facility. These expenses included $2.4 million of legal and accounting fees, $2.2 million of consulting and other advisory fees, $1.8 million of bank amendment fees, and $0.6 million of miscellaneous expenses, including printing costs, ratings-agency fees and title-company fees in 2001. In 2004 represents expenses incurred in connection with the refinancing of our debt in connection with our initial public offering in September 2004. These expenses include a $3.9 million write-off of debt issuance costs and $0.3 million of expenses related to early extinguishment of debt.
(4)	In 2002, represents negative goodwill recorded as a result of the implementation of SFAS Nos. 141 and 142.
(5)	In 2004 represents the net income per common unit (basic and diluted) from September 20, 2004, the date of our initial public offering, through December 31, 2004.
(6)	Includes principal of perpetual care and merchandise trusts stated on our balance sheet at fair value as of December 31, 2004 in accordance with FASB Interpretation No. 46 and No. 46 revised, Consolidation of Variable Interest Entities: an Interpretation of Accounting Research Bulletin No. 51, which we adopted as of March 31, 2004. In previous periods, includes principal held in merchandise trusts stated on our balance sheets at cost and does not include perpetual care trust principal in accordance with then industry practice. Please see the notes to our consolidated financial statements.
(7)	Represents revenues to be recognized from sales of pre-need products and services and the related income and capital gains on merchandise trusts. We recognize revenues from sales of pre-need interment rights to constructed mausoleums and lawn crypts when we have collected at least 10% of the sales price. We defer recognition of revenues from sales of pre-need interment rights to unconstructed mausoleums and lawn crypts until we have collected at least 10% of the sales price, at which point we recognize revenues on the percentage-of-completion basis. We recognize revenues from sales of pre-need merchandise and services, other than perpetual care services, when we satisfy the criteria for delivery of the merchandise to the customer or perform the services for the customer. At that time, we also recognize the related income and capital gains from merchandise trusts. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Cemetery Operations—Sources of Revenues” and “—Trusting.”
(8)	Represents shares of preferred stock issued to the McCown De Leeuw funds and members of management that were converted into Class A membership interests of CFSI LLC prior to our initial public offering.
(9)	Excludes in 2002 the sale of a tract of developed land equivalent to 9,600 burial lots to a municipality in Pennsylvania for $1.2 million and in 2005 the sale of a tract of land equivalent to 1,881 burial lots to a municipality in New Jersey for $1.7 million.
(10)	Net of cancellations. Counts the sale of a double-depth burial lot as the sale of two interment rights.
(11)	Total assets and deferred cemetery revenues, net have been restated in the Company’s consolidated balance sheets for the years ended December 31, 2001, 2002, 2003 and 2004. See Note 2 to the consolidated financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and notes thereto included in Item 8 of this Annual Report on Form 10-K which give effect to the restatement as discussed in Note 2. Those notes also give more detailed information regarding the basis of presentation for the following information.

Forward-Looking Statements

Certain statements contained in this annual report, including, but not limited to, information regarding the status and progress of the Company’s operating activities, the plans and objectives of the Company’s management, assumptions regarding the Company’s future performance and plans, and any financial guidance provided, as well as certain information in other filings with the SEC and elsewhere, are forward-looking statements within the meaning of Section 27A(i) of the Securities Act of 1933 and Section 21E(i) of the Securities Exchange Act of 1934. The words “believe,” “may,” “will,” “estimate,” “continues,” “anticipate,” “intend,” “project,” “expect,” “anticipate,” “predict,” and similar expressions identify these forward-looking statements. These forward-looking statements are made subject to certain risks and uncertainties that could cause actual results to differ materially from those stated, including, but not limited to, the following: uncertainties associated with future revenue and revenue growth; the impact of the Company’s significant leverage on its operating plans; the ability of the Company to service its debt; the Company’s ability to attract, train and retain an adequate number of sales people; uncertainties associated with the volume and timing of pre-need sales of cemetery services and products; variances in death rates; variances in the use of cremation; changes in the political or regulatory environments, including potential changes in tax accounting and trusting policies; the Company’s ability to successfully implement a strategic plan relating to producing operating improvement, strong cash flows and further deleveraging; uncertainties associated with the integration or the anticipated benefits of the acquisition of assets from Service Corporation International and various other uncertainties associated with the deathcare industry and the Company’s operations in particular.

When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth under Risk Factors in Part 1, “Item 1A” and “Regulatory and Legal Risks”. We assume no obligation to publicly update or revise any forward-looking statements made herein or any other forward-looking statements made by us, whether as a result of new information, future events or otherwise.

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

As of December 31, 2005, the Company operated 154 cemeteries in 13 states, located primarily in the eastern United States. The Company owns 147 of these cemeteries and operates the remaining 7 under long-term management agreements with cemetery associations that own the cemeteries. As a result of the agreements and other control arrangements, we consolidate the results of the 7 managed cemeteries in our historical consolidated financial statements.

StoneMor sells cemetery products and services both at the time of death, which the Company refers to as at-need, and prior to the time of death, which the Company refers to as pre-need. During the year ended December 31, 2005, StoneMor performed over 22,000 burials and sold more then 15,300 interment rights (net of cancellations) compared to 22,000 and 14,800, respectively for the same period of 2004.

Initial Public Offering.    On September 20, 2004, StoneMor completed its initial public offering of 3,675,000 common units at a price of $20.50 per unit representing 42.5% interest in us. On September 22, 2004, StoneMor sold an additional 551,250 common units to the underwriters in connection with the exercise of their over-allotment option and redeemed an equal number of common units from CFSI LLC at a cost of $5.3 million, making a total of 4,239,782 common units outstanding. Total gross proceeds from these sales were $86.6 million, before offering costs and underwriting discounts. The net proceeds to the Partnership, after deducting underwriting discounts but before paying offering costs, from these sales of common units was $80.8 million. . As described in the partnership agreement, during the subordination period the subordinated units are not entitled to receive any distributions until the common units have received their minimum quarterly distribution plus any arrearages from prior quarters. The subordination period will end once the partnership meets certain financial tests described in the partnership agreement, but it generally cannot end before September 30, 2009. When the subordination period ends, all subordinated units will convert into common units on a one-for-one basis, and the common units will no longer be entitled to arrearages. If the partnership meets certain financial tests described in the partnership agreement, 25% of the subordinated units can convert into common units on or after September 30, 2007 and an additional 25% can convert into common units on or after September 30, 2008. Concurrent with the initial public offering, the Partnership’s wholly owned subsidiary, StoneMor Operating LLC and its subsidiaries (collectively “StoneMor LLC”), all as borrowers, issued new and sold $80.0 million in aggregate principal amount of senior secured notes in a private placement and entered into a $12.5 million revolving credit facility and a $22.5 million acquisition facility with a group of banks. The net proceeds of the initial public offering and the sale of senior secured notes were used to repay the debt and associated accrued interest of approximately $135.1 million and $15.7 million of fees and expenses associated with the initial public offering and the sale of senior secured notes. The remaining funds have been reserved for general partnership purposes, including the construction of mausoleum crypts and lawn crypts and the purchases of equipment needed to install burial vaults. One-half of the net proceeds of the sale of common units upon the exercise of the over-allotment option was used to redeem an equal number of common units from CFSI LLC, and one-half has been reserved for general Partnership purposes. The proceeds received by the Partnership and its subsidiaries from the sales of common units and senior secured notes and the use of these proceeds is summarized as follows (in thousands):

Proceeds received:
Sale of 4,226,250 common units at $20.50 per unit	$86,638
Issuance of senior secured notes	80,000

Total proceeds received	$166,638

Use of proceeds from sale of common units
Underwriting discount	$5,849
Professional fees and other offering costs	9,542
Repayment of debt and accrued interest	56,361
Redemption of 551,250 units from CFSI LLC	5,255
Construction of mausoleum and lawn crypts, purchase of burial vault installation equipment, and reorganization taxes	5,098
Acquisition of cemetery and funeral home locations	4,533

Total use of proceeds from the sale of common units	$86,638

Use of proceeds from the issuance of senior secured notes
Debt issuance costs	$1,076
Other related costs	215
Repayment of debt	78,709

Total use of proceeds from the issuance of senior secured notes	80,000

Total use of proceeds	$166,638

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

Revenues from pre-need sales of cemetery merchandise and the related accumulated merchandise trust earnings are deferred until the merchandise is “delivered” to the customer, which generally means that:

•	the merchandise is complete and ready for installation or, in the case of merchandise other than burial vaults, storage on third-party premises;

•	the merchandise is either installed or stored at an off-site location, at no additional cost to us, and specifically identified with a particular customer and

•	the risks and rewards of ownership have passed to the customer.

We generally satisfy these delivery criteria by purchasing the merchandise and either installing it on our cemetery property or storing it, at the customer’s request, in third-party or vendor warehouses, at no additional cost to us, until the time of need. With respect to burial vaults, we install the vaults rather than storing them to satisfy the delivery criteria. When merchandise is stored for a customer, we may issue a certificate of ownership to the customer to evidence the transfer to the customer of the risks and rewards of ownership.

Deferred Cemetery Revenues, Net and Deferred Selling and Obtaining Costs.    Deferred revenues from pre-need sales and related merchandise trust earnings are reflected on our balance sheet in deferred cemetery revenues, net, until we recognize the amounts as revenues. Deferred cemetery revenues, net, also includes deferred revenues from pre-need sales that were entered into by entities we acquired prior to the time we acquired them. These entities include those that we acquired at the time of the formation of Cornerstone and other entities we subsequently acquired. We recognize revenues from these acquired pre-need sales in the manner described above—that is, when we deliver the merchandise to, or perform the services for, the customer. Our profit margin on these pre-need sales is generally less than our profit margin on other pre-need sales because, in accordance with industry practice at the time these acquired pre-need sales were made, none of the selling expenses were recognized at the time of sale. As a result, we are required to recognize all of the expenses (including deferred selling expenses) associated with these acquired pre-need sales when we recognize the revenues from those sales. Under current industry practice, we recognize certain expenses, such as indirect selling costs, maintenance costs and general and administrative costs, at the time the pre-need sale is made and defer other expenses, such as direct selling costs and costs of goods sold, until we recognize revenues on the sale. As a result, our profit margin on current pre-need sales is generally higher than on the pre-need sales we acquired.

Revenues by State.    The following table shows the percentage of revenues attributable to each of the states in which we operate for the periods presented:

	Year Ended December 31,
	2003	2004	2005
Pennsylvania	27.4%	30.3%	29.3%
New Jersey	18.3%	15.2%	18.1%
Virginia	16.0%	19.5%	16.0%
Maryland	14.4%	11.7%	12.8%
West Virginia	13.5%	13.8%	14.4%
Ohio	5.6%	5.2%	5.2%
Tennessee	1.4%	1.9%	1.8%
Alabama	1.1%	1.2%	0.8%
Georgia	1.0%	0.1%	0.2%
Connecticut	0.7%	0.5%	0.6%
North Carolina	0.0%	0.0%	0.4%
Delaware	0.3%	0.3%	0.2%
Rhode Island	0.3%	0.3%	0.2%

Total	100.0%	100.0%	100.0%

Principal Products and Services.    The following table shows the percentage of revenues attributable to our principal products, services and other items during the periods presented:

	Year Ended December 31,
	2003	2004	2005
Pre-need sales:
Burial lots	9.9%	6.7%	7.4%
Mausoleum crypts	7.6%	7.5%	9.4%
Markers	6.7%	7.4%	6.1%
Grave marker bases	4.1%	2.2%	2.0%
Burial vaults	3.0%	5.1%	4.8%
Lawn crypts	0.9%	0.6%	0.5%
Caskets	1.1%	5.7%	7.0%
Initial openings and closings (1)	3.4%	5.9%	5.3%
Other (2)	3.0%	2.5%	2.5%

Total pre-need sales	39.7%	43.6%	45.0%

Interest from pre-need installment contracts	5.4%	4.7%	3.8%

Investment income from trusts:
Perpetual care trusts	8.5%	8.1%	7.7%
Merchandise trusts	6.4%	5.6%	6.4%

Total investment income from trusts	14.9%	13.7%	14.1%

At-need sales:
Openings and closings (3)	15.0%	13.4%	12.3%
Markers	7.9%	7.5%	7.2%
Burial lots	3.1%	3.1%	2.9%
Mausoleum crypts	1.8%	2.0%	1.8%
Grave marker bases	2.6%	2.5%	2.4%
Foundations and inscriptions (4)	1.7%	1.6%	1.5%
Burial vaults	1.3%	1.3%	1.3%
Other (5)	1.6%	1.3%	1.3%

Total at-need sales	35.0%	32.7%	30.7%

Funeral home revenues	2.2%	2.2%	2.8%
Other revenues (6)	2.8%	3.1%	3.6%

Total revenues	100.0%	100.0%	100.0%

(1)	Installation of the burial vault into the ground.
(2)	Includes revenues from niches, mausoleum lights, cremations, pet cemeteries, installation of burial vaults and markers sold to our customers by third parties and pre-need sales made in connection with the relocation of other cemetery interment rights. Also includes document processing fees on pre-need contracts and fees from sales of travel care protection, which covers shipping costs of a body if death occurs more than 100 miles from the place of residence.
(3)	Installation of the burial vault into the ground and the placement of the casket into the vault.
(4)	Installation of the marker on the ground and its inscription.
(5)	Includes revenues from lawn crypts, decorative lights installed on mausoleum crypts, installations of burial vaults and markers sold to our customers by third parties and cremation fees. Also includes document-processing fees on at-need contracts.
(6)	Includes sales of manufactured burial vaults to third parties, sales of cemetery and undeveloped land, commissions from sales of pre-need funeral policies and death benefit policies provided through a third-party insurance provider and other miscellaneous revenue.

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

Approximately 54% of our pre-need sales contracts do not bear interest. Historically, we did not charge interest on pre-need sales contracts having a term of 12 months or less, and during 2005, we did not charge interest on contracts with a term of 24 months or less. In those cases, interest is imputed at varying market rates, currently 6.75%. The interest rates on our interest-bearing pre-need contracts range from 6% to 13%, with a weighted average interest rate of 7%. We offer prepayment incentives to customers whose pre-need contracts are longer than 36 months and bear interest. If those customers pay their contracts in full in less than 12 months, we rebate the interest that we collected from them. Even though this rebate policy reduces the amount of interest income we receive on our accounts receivable, the net effect is an increase in our immediate cash flow. Interest income from pre-need sales, including imputed interest, accounted for 3.8% of our 2005 revenues.

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

Under the state laws that require the creation of the perpetual care trusts, we are not permitted to withdraw the trust principal, and our creditors and customers have no right to make claim to the funds deposited into these trusts. Amounts held in these perpetual care trusts are invested by third-party investment managers as discussed in more detail below. As a result, we do not possess legal title to the trust principal in these perpetual care trusts; however, in accordance with current industry practice, amounts deposited into perpetual care trusts are reflected at fair market value on the asset portion of our balance sheet as of December 31, 2005 as an asset entitled “perpetual care trusts, restricted, at fair value,” and an equal amount is reflected on the liabilities, preferred stock and common stockholders’ equity portion of our balance sheet as an item entitled “non-controlling interest in perpetual care trusts.” For periods ending before March 31, 2004, we did not include perpetual care trust principal on our balance sheet in accordance with prior industry practice. We recognize income from perpetual care trusts in our revenues as it is earned in the trust, regardless of when we withdraw it. We are permitted under state law to withdraw the investment income, such as interest and dividends, but not the capital gains, from perpetual care trusts, generally on a monthly basis. To maximize the income generated by perpetual care trusts, we have established investment guidelines for the third-party investment managers so that substantially all of the funds held in perpetual care trusts are invested in intermediate-term, investment-grade, fixed-income securities, high-yield fixed-income securities and real estate investment trusts. We are required to use all amounts withdrawn from perpetual care trusts for cemetery maintenance and administration.

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

Under the state laws that require the creation of the merchandise trusts, we are not permitted to withdraw the trust principal, except as described below, and our creditors and customers have no right to make claim to the funds deposited into these trusts. Amounts held in these merchandise trusts are invested by third-party investment managers as discussed in more detail below. As a result, we do not possess legal title to the trust principal in these merchandise trusts; however, in accordance with current industry practice, amounts deposited into merchandise trusts are reflected at fair value on our balance sheet as of December 31, 2005 as an asset called “merchandise trusts, restricted, at fair value”. For periods ending prior to March 31, 2004, amounts deposited into merchandise trust were reflected at cost on our balance sheet as an asset called “due from merchandise trust”, in accordance with prior industry practice. Earnings on funds held in merchandise trusts, including investment income and capital gains, are included separately on our balance sheet in deferred cemetery revenues, net. These amounts remain on our balance sheet until we recognize them as revenues. We recognize amounts withdrawn from merchandise trusts, including principal, as revenues when we satisfy the criteria for delivery of the related merchandise discussed above or perform the related services.

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

The income earned on funds held in perpetual care trusts and merchandise trusts can be materially affected by fluctuations in interest rates and, in the case of merchandise trusts, by the performance of the stock market to the extent that the funds held in merchandise trusts are invested in equity securities. Earnings on merchandise and perpetual care trusts that we recognized as revenues accounted for 14.1% of our 2005 revenue. During 2003, 2004 and 2005 our average annual rates of return from realized earnings on funds held in merchandise trusts were 7.6%, 9.0% and 7.1%, respectively, and our average annual rates of return from realized earnings on funds held in perpetual care trusts were 5.9%, 6.1% and 6.0%, respectively. We cannot assure you, however, that that we will continue to be successful in achieving any particular return in the future.

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

Unrealized gains and losses in merchandise trusts have no immediate impact on our revenues, earnings or cash flow unless the fair market value of the funds declines below the estimated costs to deliver the related products and services, in which case we would be required to record a current charge to earnings equal to the difference between the fair market value of the funds and the estimated costs. Over time, gains and losses realized in merchandise trusts are allocated to the underlying pre-need contracts and affect the amount of trust earnings to be recognized as revenues when we deliver the related products or perform the related services. As of December 31, 2005, the aggregate fair market value of funds held in merchandise trusts exceeded our costs to purchase the related products and perform the related services by $70.8 million.

At the time we enter into a pre-need contract, we determine both the amount required to be deposited into a merchandise trust and our cost to purchase the related products and perform the related services. We determine the amount required to be deposited into a merchandise trust based on applicable state law. We determine our cost to purchase a product using the actual current cost of the product as indicated on the price list from the manufacturer at the time we enter into the pre-need contract. We determine our cost to perform a service based on the current cost of the labor necessary to perform the service at the time we enter into the pre-need contract. Our cost to purchase certain products, such as grave markers, grave marker bases and caskets, is generally fixed through 2006 under supply agreements with the manufacturers of those products. We are able to control the cost of the vaults we are required to purchase by manufacturing most of those vaults. We are also able to control the cost to perform services, such as openings and closings, by purchasing the necessary equipment and substantially using our employees to perform these services for us.

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

As of December 31, 2005, approximately 48.3% of the fair market value of the amounts held in merchandise trusts was invested in fixed-income securities to ensure that the market value of those funds will be sufficient to cover our cost to purchase the related products and perform the related services at the time of purchase and performance.

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

Cash Flow.    The impact of pre-need sales on near-term cash flow depends primarily on the commissions paid on the sale, the portion of the sales price required to be deposited into trust and the terms of the particular contract, such as the amount of the required down payment, the products purchased and the length of the contract. Customers are required to make a down payment on a pre-need contract of at least 5% of the total sales price, with the average down payment equal to 12.5% of the total sales price. When we receive a payment from a customer on a pre-need contract, we first deposit the requisite portion into trust as required by state law. Then, we pay all or a portion of the commission due to the salesperson responsible for the sale. We generally pay commissions to our pre-need sales personnel based on a percentage, usually 8% to 24%, of the total sales price, but only to the extent that cash is received from the customer. If the down payment received from the customer is not sufficient to cover the entire commission, the remaining commission is paid from subsequent installments, but only to the extent of 80% of the cash received from the customer in each installment. Because we are required to deposit a portion of each installment into trust, we are usually required to use our own cash to cover a portion of the commission due to the salesperson. Accordingly, pre-need sales are generally cash flow negative initially but become cash flow positive at varying times over the life of the contract, generally six to seven months after the down payment is made, depending upon the trust requirements, the terms of the particular contract, the sales commission paid and the timing of delivery or performance of the related products and services.

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

We can enhance our operating cash flow by purchasing and delivering many of our products in advance of the time of customer need and by performing certain services prior to the time of need. For example, within the allowances of state law, we purchase burial vaults, grave markers and caskets, and perform initial openings and closings to install the burial vault in the ground before the time of need. When we satisfy the criteria for delivery of pre-need products or perform pre-need services, we are permitted to withdraw the related principal and any income and capital gains that we have not already withdrawn from the merchandise trust, and we recognize the amounts withdrawn, including amounts previously withdrawn, as revenues. Advance purchasing helps us avoid the negative cash flow impact of depositing significant portions of our sales proceeds in trusts while earning rates on those trusts that are currently less than interest rates we pay on our debt. To the extent that we can purchase and deliver products and perform services in advance of the time of need, we can accelerate, within the limitations of GAAP, the timing of our revenue recognition for these products and services. As a result, decisions made by our management to purchase and deliver products or perform services in advance, for cash flow or other reasons, affects the timing of revenue recognition from the underlying sales.

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

Expenses.    Our primary variable operating costs are cost of goods sold and selling expenses. Cost of goods sold reflects the actual cost of purchasing products and performing services and averaged from 20% to 25% of the related sales price for the last three years. Fixed-price contracts with our major suppliers allow us to keep the cost of some products constant through 2006. Selling expense consists of salesperson and sales management payroll costs, including selling commissions, bonuses and employee benefits, and other costs of obtaining product and service sales, such as advertising, marketing, postage and telephone. Selling expense also includes override commissions paid to our cemetery managers based on the volume of sales made for the cemeteries they manage. Override commissions are generally 4% to 6% of gross sales price and are payable weekly. Selling expense has historically averaged between 36% and 41% of product and service sales.

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

Direct costs associated with pre-need sales of cemetery merchandise and services, such as sales commissions and cost of goods sold, are reflected in the balance sheet in deferred selling and obtaining costs and deferred cemetery revenues, net, respectively and are expensed as the merchandise is delivered or the services are performed. Indirect costs, such as marketing and advertising costs, are expensed in the period in which they are incurred.

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

Cost Saving Initiatives.    Our operations are organized geographically in five regions, which allow us to reduce operating and administrative costs by sharing sales and administrative personnel, equipment and other resources. In 2005 we continued several measures initiated in 2004 intended to reduce our operating costs. For example, we continued to negotiate the pricing of some of our contracts with a number of our major vendors and suppliers and provided our operating personnel with purchase credit cards that enable them to process transactions directly into our accounting system, which has reduced our administrative costs. We also renegotiated the pricing of some of our employee benefit plans.

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

On November 1, 2005, StoneMor acquired 22 cemeteries and six funeral homes from Service Corporation International (NYSE: SCI) for $12.93 million. StoneMor paid $7.03 million in cash and 280,952 StoneMor Limited Partner units, representing the additional $5.9 million. In addition, StoneMor will assume the merchandise and service liabilities associated with certain pre-arranged bonded contracts related to the properties.

We intend to continue to expand our operations through accretive acquisitions of high-quality cemetery properties. However, our valuations of potential acquisitions of high-quality cemeteries may be below the current sellers’ expectations, which may make it more difficult for us to complete acquisitions of desired properties on terms acceptable to us, or at all. Furthermore, we are not permitted to make acquisitions for more than $2.5 million, or any series of acquisitions aggregating more than $20.0 million in any consecutive 12-month period, without the requisite consent of the lenders under our credit facility. In addition, we may face competition for future acquisitions because several large death care companies have recently announced their intention to resume some level of acquisition activity. When we acquire cemeteries that do not have an existing pre-need sales program or a significant amount of pre-need products and services that have been sold but not yet delivered or performed, the operation of the cemetery and implementation of a pre-need sales program after acquisition may require significant amounts of working capital. This may make it more difficult for us to make accretive acquisitions.

During 2006, we plan to grow our existing base of cemetery revenues by continuing our program to accelerate the purchase and delivery of pre-need products and the performance of pre-need services and by increasing pre-need sales while diligently managing our cash expenses. We also expect to continue to have greater access to burial vaults and caskets, through contracts negotiated with third-party suppliers, which will help us satisfy the requirements of our accelerated purchase and delivery program. We also intend to take advantage of other opportunities to grow our cemetery operations through acquisitions as described above.

Funeral Home Operations

Additionally, we derive revenues from the sale of funeral home merchandise, including caskets and related funeral merchandise, and services, including removal and preparation of remains, the use of our facilities for visitation, worship and performance of funeral services and transportation services. We sell these services and merchandise almost exclusively at the time of need utilizing salaried licensed funeral directors. In 2005, our funeral home revenues accounted for approximately 2.8% of our revenues. More than 770 funerals were performed at our funeral homes in 2005.

We generally include revenues from pre-need casket sales in the results of our cemetery operations. However, some states require that caskets be sold by funeral homes, and revenues from casket sales in those states are included in our funeral home results. We do not report the results of our funeral home operations as a separate business segment.

Eight of our 14 funeral homes are located on the grounds of cemeteries that we own. As a result, we are able to combine certain general and administrative expenses that relate to both the cemetery and the funeral home at the same location. Our other funeral home operating expenses consist primarily of compensation to our funeral directors and the cost of caskets.

Other

Corporate Overhead.    We incur fixed costs for corporate overhead primarily for centralized functions, such as payroll, accounting, collections and professional fees. We also incur expenses relating to reporting requirements under U.S. federal securities laws and certain other additional expenses of being a public company. During 2005, our expenses related to being a public company totaled $5.1 of which, $2.1 was related to first-year costs of compliance with the Sarbanes-Oxley Act of 2002.

Consolidation.    Our historical operations are part of a consolidated group for financial reporting purposes that includes the cemeteries we operate under long-term management contracts with the cemetery associations that own the cemetery properties. Prior to September 2004 we operated 12 cemeteries under management agreements and have subsequently converted five of these cemetery associations (one in September 2004 and 4 in April 2005) into for-profit entities owned by us and ceased operating these cemeteries under management agreements. Intercompany balances and transactions have been eliminated in consolidation

Income Taxes.    Our historical financial statements include the effects of applicable U.S. federal and state income taxes in order to comply with GAAP. We are a limited partnership that has elected to be treated as a partnership for U.S. federal income tax purposes and therefore not be subject to U.S. federal or applicable state income taxes. See “Material Tax Consequences” included in our Registration Statement on Form S-1 (Registration No. 333-114354) filed with the SEC. In order to be treated as a partnership for federal income tax purposes, at least 90% of our gross income must be qualifying income, which includes income from the sale of real property, including burial lots (with and without installed vaults and grave marker bases), lawn and mausoleum crypts and cremation niches. Most of our activities that do not generate qualifying income, such as the sale of other cemetery products, the provision of perpetual care services, the operation of our managed cemeteries and all funeral home operations, will be owned by and conducted through these corporate subsidiaries, which will be subject to tax on their net taxable income. Dividends we receive from corporate subsidiaries will be qualifying income.

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

Revenues from pre-need sales of cemetery merchandise and services are deferred until the merchandise is delivered (title to the merchandise is transferred to the customer and the merchandise is either installed or stored, at the direction of the customer, at the vendor’s warehouse or a third-party warehouse at no additional cost to us) or the services are performed. Investment earnings generated by funds that are required to be deposited into merchandise trusts, including realized gains and losses, in connection with pre-need sales of cemetery merchandise and services are deferred until the associated merchandise is delivered or the services are performed.

We defer recognition of the direct costs associated with pre-need sales of cemetery products and services. Direct costs are those costs that vary with and are directly related to obtaining new pre-need cemetery business and the actual cost of the products and services we sell. Direct costs are expensed when the related revenues are recognized. Until that time, direct costs are reflected on our balance sheet in deferred selling and obtaining costs and deferred cemetery revenues, net.

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

As of December 31, 2005 Stonemor Partners L.P., and its affiliated group of corporate subsidiaries had a consolidated federal net operating loss carryover of approximately $35.4 million and state net operating losses of approximately $46.0 million. These federal and state net operating losses will begin to expire in 2019 and 2006, respectively, and are available to reduce future taxable income of our taxable subsidiaries that would otherwise be subject to federal income taxes. Our ability to use such federal net operating losses may be limited by changes in the ownership of our units deemed to result in an “ownership change” under the applicable provisions of the Internal Revenue Code. While we do not anticipate that an ownership change will occur prior to December 31, 2008, the date by which we expect the majority of our federal net operating losses to be completely utilized, we cannot assure you that such ownership change will not occur. If an ownership change should occur during this period, an increase in tax liabilities of our corporate subsidiaries could result, which would reduce the amount of cash available for distribution to unitholders. Furthermore, in order to avoid the consequences of an ownership change, we may refrain from making some acquisitions that we otherwise would finance at least in part with additional units or the proceeds of an offering of common units. As a result, we may be less able to implement our acquisition growth strategy during the next three years.

Results of Operations

The following table summarizes our results of operations for of the periods presented:

	Year Ended December 31,
	2003	2004	2005
	(in thousands)
Statement of Operations Data:
Revenues:
Cemetery	$77,978	$87,305	$96,927
Funeral home	1,724	1,953	2,798

Total	79,702	89,258	99,725

Costs and Expenses:
Cost of goods sold:
Land and crypts	4,346	4,539	5,860
Perpetual care	2,585	2,692	2,575
Merchandise	3,123	5,143	5,337
Cemetery expense	17,732	19,648	20,942
Selling expense	15,584	19,158	19,878
General and administrative expense	9,407	9,797	10,553
Corporate overhead	12,672	12,658	16,304
Depreciation and amortization	5,001	4,547	3,510
Funeral home expense	1,513	1,712	2,382
Expenses related to refinancing	—	4,200	—
Interest expense	11,376	9,480	6,457
Income taxes (benefit)	2,372	(478)	1,837

Net (loss) income	$(6,009)	$(3,838)	$4,090

Balance Sheet Data (as of period end):
Deferred cemetery revenues, net	$140,778	$156,051	$167,844

Year Ended December 31, 2005 versus Year Ended December 31, 2004

Cemetery Revenues.    Cemetery revenues were $96.9 million in 2005, an increase of $9.6 million, or 11.0%, as compared to $87.3 million in 2004. Cemetery revenues from pre-need sales, including interest income from pre-need installment contracts and investment income from trusts, were $62.7 million in 2005, an increase of $7.3 million, or 13.2%, as compared to $55.4 million in 2004. The increase primarily resulted from increased mausoleum and crypt sales ($2.7 million), increased casket deliveries ($2.0 million), increased lot sales ($1.4 million), performance of additional initial opening and closings ($0.3 million) and increased vault deliveries ($0.2 million). An additional contribution to the increase in cemetery revenue from pre-need sales was higher accumulated earnings from merchandise trusts allocated to the pre-need products delivered during 2005. Total revenues from merchandise and perpetual care trust for 2005 were higher by $1.9 million than 2004. The increase in the deliveries of pre-need products and services in 2005 was a result of management’s continuation of cash flow management initiatives initiated in 2003. These increases were offset by a decrease in interest income of $0.5 million and decreased marker sales of $0.5 million.

Cemetery revenues from at-need sales in 2005 were $30.6 million, an increase of $1.4 million, or 4.8%, as compared to $29.2 million in 2004. The increase in cemetery revenues from at-need sales was primarily attributable to higher sales of monument bases and markers of $0.6 million, higher sales of at-need interment rights of $0.3 million, and higher sales of at-need lots of $0.1 million.

Other cemetery revenues were $3.6 million in 2005, an increase of $0.9 million, or 33.3%, from $2.7 million in 2004. The increase in other cemetery revenues was primarily attributable to an increase in sales of undeveloped land of $1.4 million partially offset by other miscellaneous items.

Costs of Goods Sold.    Cost of goods sold was $13.8 million in 2005, an increase of $1.4 million, or 11.3%, as compared to $12.4 million in 2004. As a percentage of cemetery revenues, cost of goods sold was 14.2% in the year ended December 31, 2005 unchanged from 2004.

Selling Expense.    Total selling expense was $19.9 million in 2005, an increase of $0.7 million, or 3.6%, as compared to $19.2 million 2004. Sales commissions and other compensation expenses contributed $14.5 million to total selling expense during 2005, an increase of $1.0 million, or 7.4%, compared to $13.5 million in 2004. As a percentage of pre-need sales, sales commissions and other compensation expenses were 32.4% in 2005, as compared to 34.7% in 2004. This decrease is primarily attributable to lower average commission rates and bonuses recognized related to a product mix. Indirect selling expenses were $5.3 million during 2005, a decrease of $.3 million, or 5.4%, compared to $5.6 million in 2004. The decreased cost was primarily attributed to a decrease of $0.6 million in employee benefits partially offset by an increase in advertising of $0.2 million.

Cemetery Expense.    Cemetery expense was $20.9 million in 2005, an increase of $1.3 million, or 6.6%, as compared to $19.6 million in the same period of 2004. This increase was primarily attributable to an increase in cemetery labor of $0.6 million, increased utility costs of $0.2 million, increased real estate taxes of $0.2 million and increased building repair and maintenance costs of $0.1 million. These increases relate to our increased focus on cash flow maximization, which we accomplish by accelerating the performance of some of our pre-need services (burial vaults) and increasing the delivery of pre-need merchandise (caskets and markers).

General and Administrative Expense.    General and administrative expense was $10.6 million in 2005, an increase of $0.8 million, or 8.2%, as compared to $9.8 million in the same period of 2004. The increase was primarily attributable to an increase in professional fees of $0.5 million,.

Funeral Home Revenues and Expense.    Funeral home revenues were $2.8 million in 2005, an increase of approximately $0.9 million, or 47.4%, as compared to $1.9 million during the same period of 2004. Funeral home expense was approximately $2.4 million in 2005, an increase $0.7 million, or 41.2%, as compared to $1.7 million during the same period of 2004. The increases in revenues and expenses relate to the addition of six funeral homes in November 2005.

Corporate Overhead.    Corporate overhead was $16.3 million in 2005, an increase of $3.6 million, or 28.3%, as compared to $12.7 million in 2004. The increase was primarily attributable to $2.1 million in additional expenses related to first year Sarbanes-Oxley compliance and other incremental costs related to being a public entity for all of 2005.

Depreciation and Amortization.    Depreciation and amortization was $3.5 million in 2005, a decrease of $1.0 million, or 22.2%, as compared to $4.5 million in 2004. The decrease was primarily related to the amortization expense of debt issuance costs recognized in 2004 and not similarly recognized in 2005.

Expenses related to refinancing.    We had no expenses related to refinancing in 2005. Of the $4.2 million of expenses related to refinancing in 2004, $3.9 million were attributable to the write-off of debt issuance costs related to our former credit facility and $0.3 million were related to a fee paid for early extinguishment of debt.

Interest Expense.    Interest expense was $6.5 million in 2005, a decrease of $3.0 million or 31.6%, as compared to $9.5 million in 2004. The decrease was primarily attributable to a decrease in the average amount of debt outstanding during 2005. We used a portion of the proceeds of our initial public offering in September 2004 to reduce the amount of outstanding debt.

Provision (Benefit) for Income Taxes.    Provision for income taxes was $1.8 million in 2005 as compared to a benefit for income taxes that was $0.5 million in 2004. The change in provision (benefit) for income taxes was primarily due to an increase in the net amount of trust withdrawals and increased taxable land sales in 2005 as compared to 2004. Additionally, in 2004, we benefited from a reduction in deferred taxes related to the change in tax status from a corporation to a partnership.

Net Income/ Loss.    Net income was $4.1 million in 2005, an increase of $7.9 million, as compared to a net loss of $3.8 million in 2004. The increase in net income was primarily attributable to our increase in operating profit and decrease in costs related to refinancing.

Deferred Cemetery Revenue.    Deferred cemetery revenues, net, increased $11.8 million, or 7.6%, in 2005, from $156.1 million as of December 31, 2004 to $167.8 million as of December 31, 2005. In 2004, deferred cemetery revenues, net, increased $15.3 million, or 10.9%, from $140.8 million as of December 31, 2003 to $156.1 million as of December 31, 2004. The net increase in 2005 was primarily attributable to an increase in sales of pre-need cemetery products and services that were not delivered or performed in 2005. We added $43.8 million in pre-need sales of cemetery merchandise and services, net of deferred costs and cancellations, to our pre-need sales backlog during 2005 as compared to $43.3 million added during 2004. These increases were offset by revenues recognized, net of costs, of $36.8 million, including accumulated merchandise trust earnings, during 2005 related to the delivery and performance of pre-need cemetery merchandise and services as compared to $33.0 million of revenues recognized in 2004.

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

Cemetery Expense.    Cemetery expense was $19.6 million in 2004, an increase of $1.9 million, or 10.7%, as compared to $17.7 million in the same period of 2003. This increase was primarily attributable to an increase in cemetery labor of $0.9 million, increased medical benefit costs of $0.6 million, and increased cemetery maintenance costs of $0.4 million. These increases relate to our increased focus on cash flow maximization, which we accomplish by accelerating the performance of some of our pre-need services (burial vaults) and increasing the delivery of pre-need merchandise (caskets and markers).

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

Corporate Overhead.    Corporate overhead was $12.5 million in 2004, a decrease of $0.1 million, or 0.8%, as compared to $12.6 million in 2003. The decrease was primarily attributable to lower stock–based compensation of $0.8 million, decreased management fee paid of $0.1 million, partially offset by increased salaries and benefit expenses of $0.9 million.

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

Deferred Cemetery Revenue.    Deferred cemetery revenues, net, increased $15.3 million, or 10.9%, from $140.8 million as of December 31, 2003 to $156.1 million as of December 31, 2004. In 2003, deferred cemetery revenues, net, increased $15.8 million, or 12.6%, from $125.0 million as of December 31, 2002 to $140.8 million as of December 31, 2003. The net increase in 2004 was primarily attributable to an increase in sales of pre-need cemetery products and services that were not delivered or performed in 2004. We added $43.3 million in pre-need sales of cemetery merchandise and services, net of deferred costs and cancellations, to our pre-need sales backlog during 2004 as compared to $40.6 million added during 2003. These increases were offset by revenues recognized, net of costs, of $33.0 million, including accumulated merchandise trust earnings, during 2004 related to the delivery and performance of pre-need cemetery merchandise and services as compared to $30.1 million of revenues recognized in 2003.

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

We believe that cash generated from operations and our borrowing capacity under our credit facility, which is discussed below, will be sufficient to meet our working capital requirements, anticipated capital expenditures and scheduled debt payments for the foreseeable future. In 2006, we anticipate that we will spend $2.8 million for the construction of mausoleums. Additionally, we anticipate ongoing annual capital expenditure requirements of between approximately $1.7 million and $2.9 million for the foreseeable future, of which between $1.1 million and $2.1 million is for maintenance of our existing cemeteries and between $0.6 million and 0.8 million is for mausoleum and lawn crypt construction and other expansion after 2006, excluding acquisitions. The estimate for cemetery maintenance capital expenditures would increase if we were to acquire additional cemetery properties.

One of our goals is to grow through the acquisition of high-quality cemetery properties. On November 1, 2005, StoneMor acquired 22 cemeteries and six funeral homes from Service Corporation International (NYSE: SCI) for $12.93 million. StoneMor paid $7.03 million in cash and 280,952 StoneMor Limited Partner units, representing the additional $5.9 million. In addition, StoneMor assumed the merchandise and service liabilities associated with certain pre-arranged bonded contracts related to the properties. We anticipate financing future acquisitions with the proceeds of borrowings under our credit facility or the issuance of additional common units and other partnership securities, including debt, to the extent permitted under our credit facility, the senior secured notes and our partnership agreement. Since our predecessor began operations in 1999, we have acquired thirty two cemetery properties ranging in price per cemetery from $0.2 million to $11.0 million and having an aggregate purchase price of $40.3 million.

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

Cash Flow from Operating Activities.    Cash flows from operating activities were $17.6 million in 2005, an increase of $10.1 million or 134.7%, as compared to cash flows from operating activities of $7.5 million in 2004. The increase in cash flow was primarily attributable to an increase in net income of approximately $7.9 million during 2005 and increases in cash withdrawn from merchandise trusts of $12.0 million, partially offset by an $6.2 million net decrease in cemetery revenue deferral and a $3.9 million decrease in non-cash charges related to refinancing in 2004. Cash flows from operating activities were $7.5 million in 2004, an increase of $0.4 million or 5.6%, as compared to cash flows from operating activities of $7.1 million in 2003. The increase in cash flow was primarily attributable to a decrease in net loss of approximately $1.6 million during 2004 which included $3.9 million for the non-cash write-off of financing fees related to prior debt arrangements, partially offset by an $1.0 million net decrease in trusting activities and a $4.2 million decrease in merchandise liability related to our cash flow management strategy.

Cash Flow from Investing Activities.    Net cash used in investing activities was $21.2 million during 2005, an increase of $14.3 million, as compared to $5.9 million during 2004. This increase was primarily attributable to the November 1, 2005 acquisition of 22 cemetery and six funeral home locations, including due diligence costs of $15.6 million. Capital expenditures for 2004 were $5.9 million, consisting of $2.6 million for cemetery maintenance and $3.3 million for the construction of mausoleum crypts. Capital expenditures for 2003 were $3.1 million, consisting of $1.2 million for cemetery maintenance and $1.9 million for the construction of mausoleum crypts

Cash Flow from Financing Activities.    Net cash used in financing activities was $4.0 million during 2005 as compared to net cash provided by financing activities of $7.3 million during 2004. Cash used in financing activities during 2005 primarily relates to unitholder distributions of $16.4 million offset by long-term debt borrowings of $8.0 million and the sale of limited partnership units in conjunction with our November 2005 acquisition. The 2004 cash flow from financing activities was primarily attributable to the results of our initial public offering and the sale of senior secured notes in a private placement. The net proceeds of $58.0 million from the sale of limited partner units in our initial public offering together with the net proceeds from our offering of $80.0 million aggregate principal amount of senior secured notes were used in part to repay the outstanding amounts on the term loan, revolving line of credit, a note to a seller of one of our acquisitions, and financing costs associated with issuing our senior secured notes and obtaining our credit facility. During 2003, we increased borrowings under our then existing credit facility by $1.5 million primarily to fund the $1.4 million settlement payment to Alderwoods Group, Inc. (formerly The Loewen Group, Inc.) for expenses accrued in 2002 relating to the settlement of disputes in connection with the acquisition of cemetery properties and funeral homes in 1999. This increase was offset by scheduled principal repayments on our term loan and other loans of $5.5 million in 2003. Net cash provided by financing activities was $1.3 million in 2002.

Ongoing Capital Expenditures.    The following table summarizes total maintenance capital expenditures and expansion capital expenditures, including the construction of mausoleums and for acquisitions, for the periods presented (in thousands):

	Years Ended December 31,
	2003	2004	2005
	(In Thousands)
Maintenance capital expenditures	$1,184	$2,620	$2,192
Expansion capital expenditures	1,945	3,267	18,851

Total capital expenditures	$3,129	$5,887	$21,043

Pursuant to our partnership agreement, in connection with determining operating cash flows available for distribution, costs to construct mausoleum crypts and lawn crypts may be considered to be a combination of maintenance capital expenditures and expansion capital expenditures depending on the purposes for construction. Our general partner, with the concurrence of its conflicts committee, has the discretion to determine how to allocate a capital expenditure for the construction of a mausoleum crypt or a lawn crypt between maintenance capital expenditures and expansion capital expenditures. In addition, maintenance capital expenditures for the construction of a mausoleum crypt or a lawn crypt are not subtracted from operating surplus in the quarter incurred but rather are subtracted from operating surplus ratably during the estimated number of years it will take to sell all of the available spaces in the mausoleum or lawn crypt. Estimated life is determined by our general partner, with the concurrence of its conflicts committee.

Contractual Obligations and Contingencies.    A summary of our total contractual obligations including interest, as of December 31, 2005, is as follows (dollars in thousands):

	Payment due by period
Type of Obligation	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt (1)	$105,207	$6,769	$12,310	$86,128	$—
Operating leases	3,903	473	869	901	1,660
Merchandise liability (2)	42,621	—	—	—	—

Total	$151,731	$7,242	$13,179	$87,029	$1,660

(1)	Represents obligations under the senior secured notes as described below.
(2)	Total cannot be separated into periods because we are unable to anticipate when the merchandise will be needed. We will satisfy these obligations at or, to the extent practicable, prior to the time of need.

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

Concurrent with the closing of our initial public offering on September 20, 2004, StoneMor Operating LLC, which is our operating company, and its present and future subsidiaries, all as borrowers, entered into a new $35.0 million credit agreement. The credit agreement consists of a $12.5 million revolving credit facility and a $22.5 million acquisition line of credit. Borrowings under our revolving credit facility are due and payable three years after the date of the credit agreement, and borrowings under the acquisition facility are due and payable four years after the date of the credit agreement. We may prepay all loans under the credit agreement at any time without penalty, although our acquisition line may be subject to hedging arrangements with attendant termination fees. Any amounts repaid on the acquisition line cannot be reborrowed. We are required to reduce borrowings under our revolving credit facility that are designated for the purpose of funding a regularly scheduled quarterly distribution to the unitholders to not more than $5.0 million for a period of at least 30 consecutive days at least once during each consecutive 12-month period prior to the maturity of the revolving credit facility. As of December 31, 2005, we had $6.25 million outstanding under our credit agreement.

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

The credit agreement was amended in November 2004 to amend the leverage ratio from 3.5 to 1 to 3.75 to 1 until September 30, 2005 at which time it reverts back to 3.5 to 1. On March 31, 2006 we requested a waiver of any default arising from our failure to meet the requirement that requires us to deliver the 2005 annual audited financial statements within 95 days of the 2005 fiscal year-end. Our lenders have agreed to this waiver provided that we deliver the 2005 annual audited financial statements within 155 days of 2005 fiscal year-end.

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

Off-Balance Sheet Arrangements.    As of December 31, 2005, we had no off-balance sheet arrangements other than operating leases.

Inflation.    Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations during 2003, 2004 or 2005. Although the impact of inflation has been insignificant in recent years, it is still a factor in the U.S. economy and may increase the cost to acquire or replace property, plant and equipment and may increase the costs of labor and supplies. To the extent permitted by competition and regulation, we have and will continue to pass along increased costs to our customers in the form of higher product prices.

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

In March 2004, the FASB issued Emerging Issues Task Force (“EITF”) 03-1, “Impairment and Its Application to Certain Investments.” EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued Staff Position EITF 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investments and securities that are impaired. In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, and directed the staff to issue proposed FSP EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-01”, as final. The final FSP (retitled FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”) replaces the guidance set forth in paragraphs 10-18 of EITF Issue 03-1 with reference to existing other-than-temporary impairment guidance. FSP FAS 115-1 is effective for other-than-temporary analyses conducted in periods beginning after December 15, 2005. The adoption of this pronouncement as it relates to the Company’s trusts is not expected to have a material impact on the consolidated financial statements of the company.

In May 2005, the Financial Accounting Standards Board (“FASB”) released Statement of Financial Accounting Standard (“SFAS”) No. 154, Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3, (“FAS 154”). FAS 154 requires retrospective application to prior periods’ financial statements for any changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of FAS 154 will depend on the nature and extent of any voluntary accounting changes or error corrections after the effective date, but will not have an impact on its consolidated financial statements.

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (SFAS 155). SFAS 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS 140). This Statement also resolves issues addressed in Statement No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133. SFAS 140 is amended to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued during fiscal years beginning after September 15, 2006 (January 1, 2007 for us). We do not expect this statement to have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

The information presented below should be read in conjunction with the notes to our audited consolidated financial statements included under “Item 8—Financial Statements and Supplementary Data.”

The market risk inherent in our market risk sensitive instruments and positions is the potential change arising from increases or decreases in interest rates and the prices of marketable securities, as discussed below. Our exposure to market risk includes forward-looking statements and represents an estimate of possible changes in fair value or future earnings that would occur assuming hypothetical future movements in interest rates or equity markets. Our views on market risk are not necessarily indicative of actual results that may occur and do not represent the maximum possible gains and losses that may occur, since actual gains and losses will differ from those estimated, based on actual fluctuations in interest rates, equity markets and the timing of transactions. We classify our market risk sensitive instruments and positions as “other than trading.”

Interest-bearing Investments.    Our fixed-income securities subject to market risk consist primarily of investments in merchandise trusts and perpetual care trusts. As of December 31, 2005, fixed-income securities represented 48.3% of the funds held in merchandise trusts and 63.5% of the funds held in perpetual care trusts. The aggregate quoted market value of these fixed-income securities was $54.8 million and $86.8 million in merchandise trusts and perpetual care trusts, respectively, as of December 31, 2005. Each 1% change in interest rates on these fixed-income securities would result in changes of approximately $0.5 million and $0.9 million in the fair market values of the securities held in merchandise trusts and perpetual care trusts, respectively, based on discounted expected future cash flows. If these securities are held to maturity, no change in fair market value will be realized.

Our money market and other short-term investments subject to market risk consist primarily of investments held in merchandise trusts and perpetual care trusts. As of December 31, 2005, these investments accounted for approximately 10.3% and 9.8% of the funds held in merchandise trusts and perpetual care trusts, respectively. The fair market value of these investments was $11.7 million and $13.4 million in merchandise trusts and perpetual care trusts, respectively, as of December 31, 2005. Each 1% change in average interest rates applicable to these investments would result in changes of approximately $117,000 and $134,000, respectively, in the aggregate fair market values of the perpetual care investments and the merchandise trust investments.

Marketable Equity Securities.    Our marketable equity securities subject to market risk consist primarily of investments held in merchandise trusts and in the case of perpetual care trusts, investments in real estate investment trusts, or REITs and master limited partnerships, or MLPs. As of December 31, 2005, marketable equity securities represented 41.4% of funds held in merchandise trusts and 26.7% of funds held in perpetual care trusts. The aggregate fair market value of these marketable equity securities was $47.0 million and $36.5 million in merchandise trusts and perpetual care trusts, respectively, as of December 31, 2005, based on final quoted sales prices. Each 10% change in the average market prices of the equity securities would result in a change of approximately $4.7 million and $3.7 million in the fair market value of securities held in merchandise trusts and perpetual care trusts, respectively.

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

We recognize the challenges we face in achieving our investment objectives in light of the uncertainties and complexities of contemporary investment markets. Furthermore, we recognize that, in order to achieve the stated long-term objectives, we may have short-term declines in market value. Given the need to maintain consistent values in the portfolio, we have attempted to develop a strategy that is likely to maximize returns and earnings without experiencing overall declines in value in excess of 3% over any 12-month period.

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

Debt Instruments.    Our credit facility bears interest at a floating rate, based on LIBOR, which is adjusted quarterly. This credit facility will subject us to increases in interest expense resulting from movements in interest rates. We have $6.3 million outstanding under our credit facility as of December 31, 2005.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of StoneMor Partners GP LLC and Unitholders of StoneMor Partners L.P.

Bristol, Pennsylvania

We have audited the accompanying consolidated balance sheets of StoneMor Partners L.P. and subsidiaries (StoneMor), successor to Cornerstone Family Services, Inc. and subsidiaries (Cornerstone) (collectively the “Companies”) as of December 31, 2004 and 2005, and the related consolidated statements of operations, common stockholders’/partners’ equity, and cash flows of StoneMor for the period September 20, 2004 to December 31, 2004 and the year ended December 31, 2005 and of Cornerstone for the year ended December 31, 2003 and the period January 1, 2004 to September 19, 2004. These financial statements are the responsibility of the Companies’ management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of StoneMor as of December 31, 2004 and 2005, and the results of its operations and its cash flows for the period September 20, 2004 to December 31, 2004 and the year ended December 31, 2005 and of Cornerstone for the year ended December 31, 2003 and the period January 1, 2004 to September 19, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the Company has restated its 2004 consolidated financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 8, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

Philadelphia, Pennsylvania
May 8, 2006	/s/ Deloitte & Touche LLP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of StoneMor GP LLC and Unitholders of StoneMor Partners L.P.

Bristol, Pennsylvania

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that StoneMor Partners LLP (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weakness identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment: (1) The Company did not design and implement adequate controls related to the recognition of revenue from pre-need burial vaults. Specifically, revenue should be recognized once vaults are installed and management did not have controls in place to ensure that installation had occurred prior to recognizing revenue and (2) the Company’s controls related to the review of financial statements to ensure that amounts are properly classified and presented in the financial statements did not operate effectively. Specifically, these controls failed to detect an error in the application of SFAS 60 “Accounting and Reporting by Insurance Enterprises” related to the presentation of deferred costs and revenues in the Company’s statement of financial position. Due to (1) the material adjustments identified in the year-end financial statements and (2) the significance of the deficiencies in the preparation of reliable financial statements, there is a more than remote likelihood that a material misstatement of the interim and annual financial statements would not have been prevented or detected.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2005, of the Company and this report does not affect our report on such financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005, of the Company and our report dated May 8, 2006 expressed an unqualified opinion on those financial statements and included an explanatory paragraph as the Company has restated its 2004 consolidated financial statements.

Philadelphia, Pennsylvania
May 8, 2006	/s/ Deloitte & Touche LLP

StoneMor Partners L.P.

Successor to Cornerstone Family Services, Inc. (Predecessor)

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2004	December 31, 2005
	(as restated, see Note 2)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,474	$6,925
Accounts receivable, net of allowance	25,479	29,991
Prepaid expenses	1,778	2,420
Other current assets	861	1,316

Total current assets	42,592	40,652

LONG-TERM ACCOUNTS RECEIVABLE—net of allowance	32,402	33,672
CEMETERY PROPERTY	150,215	164,772
PROPERTY AND EQUIPMENT, net	22,616	27,091
MERCHANDISE TRUSTS, restricted, at fair value	114,798	113,432
PERPETUAL CARE TRUSTS, restricted, at fair value	127,949	136,719
DEFERRED FINANCING COSTS—net of accumulated amortization	2,551	1,985
DEFERRED SELLING AND OBTAINING COSTS	28,625	30,554
OTHER ASSETS	1,344	1,958

TOTAL ASSETS	$523,092	$550,835

LIABILITIES and PARTNERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$6,136	$7,461
Accrued interest	162	260
Current portion, long-term debt	—	641

Total current liabilities	6,298	8,362

LONG-TERM DEBT	80,000	86,304
DEFERRED CEMETERY REVENUES, net	156,051	167,844
MERCHANDISE LIABILITY	37,477	42,621

Total liabilities	279,826	305,131

COMMITMENTS AND CONTINGENCIES
NON-CONTROLLING INTEREST IN PERPETUAL CARE TRUSTS	127,949	136,719

PARTNERS’ EQUITY
General partner	1,663	1,537
Limited partners:
Common	72,892	72,750
Subordinated	40,762	34,698

Total partners’ equity	115,317	108,985

TOTAL LIABILITIES AND PARTNERS’ EQUITY	$523,092	$550,835

See Accompanying Notes to the Consolidated Financial Statements.

StoneMor Partners L.P.

Successor to Cornerstone Family Services, Inc. (Predecessor)

Consolidated Statement of Operations

(in thousands, except per unit data)

	Cornerstone Family Services, Inc.	StoneMor Partners L.P.
	2003	2004	2005
Revenues:
Cemetery	$77,978	$87,305	$96,927
Funeral home	1,724	1,953	2,798

Total revenues	79,702	89,258	99,725

Costs and Expenses:
Cost of goods sold (exclusive of depreciation shown separately below):
Land and crypts	4,346	4,539	5,860
Perpetual care	2,585	2,692	2,575
Merchandise	3,123	5,143	5,337
Cemetery expense	17,732	19,648	20,942
Selling expense	15,584	19,158	19,878
General and administrative expense	9,407	9,797	10,553
Corporate overhead (including $1,178 in stock-based compensation in 2003, $433 in 2004 and $0 in 2005)	12,672	12,658	16,304
Depreciation and amortization	5,001	4,547	3,510
Funeral home expense	1,513	1,712	2,382

Total cost and expenses	71,963	79,894	87,341

OPERATING PROFIT	7,739	9,364	12,384

EXPENSE RELATED TO REFINANCING	—	4,200	—

INTEREST EXPENSE	11,376	9,480	6,457

INCOME / (LOSS) BEFORE INCOME TAXES	(3,637)	(4,316)	5,927

INCOME TAXES (BENEFIT):
State	1,362	663	587
Federal	1,010	(1,141)	1,250

Total income taxes (benefit)	2,372	(478)	1,837

NET INCOME (LOSS)	$(6,009)	$(3,838)	$4,090

In 2004, supplemental information is for the period from September 20, 2004 to December 31, 2004:
Net income		$2,365	$4,090
General partner’s interest in net income for the period		$47	$82

Limited partners’ interest in net income for the period
Common		$1,159	$2,015
Subordinated		$1,159	$1,993

Net income per limited partner unit (basic and diluted)		$.27	$.47

Weighted average number of limited partners’ units outstanding (basic and diluted)		8,480	8,526

See Accompanying Notes to the Consolidated Financial Statements.

StoneMor Partners L.P.

Successor to Cornerstone Family Services, Inc. (Predecessor)

Consolidated Statement of

Common Stockholders’ / Partners’ Equity

(in thousands)

	Common Stockholder’s Equity	Partners' Equity
		Limited Partners			General Partner
		Common	Subordinated	Total		Total
Balance January 1, 2003	$48,920	$—	$—	$—	$—	$48,920
Net loss	(6,009)	—	—	—	—	(6,009)
Other comprehensive income	641	—	—	—	—	641
Sale of stock	1,178	—	—	—	—	1,178
Dividends paid in kind	(2,750)	—	—	—	—	(2,750)

Balance at December 31, 2003	41,980	—	—	—	—	41,980

Dividends paid in kind	(1,564)	—	—	—	—	(1,564)
Stock-based compensation	433	—	—	—	—	433
Net loss January 1, 2003 through September 19, 2004	(6,203)	—	—	—	—	(6,203)

Balance at September 19, 2004	34,646	—	—	—	—	34,646

Book value of net assets contributed to the partnership	(34,646)	3,931	29,511	33,442	1,204	—
Redeemable preferred stock of Cornerstone converted to limited liability company units	—	1,344	10,092	11,436	412	11,848
Proceeds from initial public offering, net of offering costs	—	71,713	—	71,713	—	71,713
Purchase of CFSI LLC common units	—	(5,255)	—	(5,255)	—	(5,255)
Net Income September 20, 2004 through December 31, 2004	—	1,159	1,159	2,318	47	2,365

Balance, December 31, 2004	—	72,892	40,762	113,654	1,663	115,317

Proceeds from units issued in acquisition	—	5,900	—	5,900	—	5,900
General partner contribution		—	—	—	120	120
Net Income	—	2,015	1,993	4,008	82	4,090
Cash distribution	—	(8,057)	(8,057)	(16,114)	(328)	(16,442)

Balance, December 31, 2005	$—	$72,750	$34,698	$107,448	$1,537	$108,985

See Accompanying Notes to the Consolidated Financial Statements.

StoneMor Partners L.P.

Successor to Cornerstone Family Services, Inc. (Predecessor)

Consolidated Statement of Cash Flows

(in thousands)

	Years Ended December 31,
	2003	2004	2005
OPERATING ACTIVITIES:
Net Income (Loss)	$(6,009)	$(3,838)	$4,090
Adjustments to reconcile net loss to net cash (used in) provided by operating activity:
Cost of lots sold	5,141	5,071	4,274
Depreciation and amortization	5,001	4,547	3,510
Expenses related to refinancing		3,889	—
Stock-based compensation	1,178	433	—
Deferred income tax (benefit)	(138)	(1,415)	—
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(1,900)	(2,388)	(1,565)
Merchandise trust receivable	(128)	—	—
Due from merchandise trusts	(170)	—	—
Merchandise trusts	—	(1,333)	10,473
Prepaid expenses	(49)	(237)	(642)
Other current assets	(168)	(75)	(54)
Other assets	(1,674)	450	(274)
Accounts payable and accrued and other liabilities	(2,367)	(440)	1,024
Deferred cemetery revenue and deferred selling and obtaining costs	11,653	10,218	3,977
Merchandise liability	(3,224)	(7,397)	(7,224)

Net cash provided by operating activities	7,146	7,485	17,589

INVESTING ACTIVITIES:
Costs associated with potential acquisitions	—	—	(143)
Additions to cemetery property	(1,945)	(3,267)	(2,850)
Purchase of subsidiaries, net of common units issued	—	—	(10,101)
Acquisitions of property and equipment	(1,184)	(2,620)	(2,192)

Net cash used in investing activities	(3,129)	(5,887)	(15,286)

FINANCING ACTIVITIES:
Cash distribution	—	—	(16,442)
Additional borrowings on long-term debt	1,543	85,048	8,048
Repayments of long-term debt	(5,565)	(135,763)	(1,400)
Sale of limited partner units	—	86,638	120
Purchase of CFSI LLC common units	—	(5,255)	—
Cost of financing activities	—	(23,346)	(178)

Net cash provided by (used in) financing activities	(4,022)	7,321	(9,852)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5)	8,919	(7,549)
CASH AND CASH EQUIVALENTS—Beginning of period	5,559	5,554	14,474

CASH AND CASH EQUIVALENTS—End of period	$5,554	$14,474	$6,925

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$12,918	$9,980	$6,354

Cash paid during the period for income taxes	$814	$777	$1,068

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of limited partner units to fund cemetery acquisition	$—	$—	$5,900

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

Proceeds received:
Sale of 4,226,250 common units at $20.50 per unit	$86,638
Issuance of senior secured notes	80,000

Total proceeds received	$166,638

Use of proceeds from sale of common units
Underwriting discount	$5,849
Professional fees and other offering costs	9,542
Repayment of debt and accrued interest	56,361
Redemption of 551,250 units from CFSI LLC	5,255
Construction of mausoleum and lawn crypts, purchase of burial vault installation equipment, and reorganization taxes	5,098
Acquisition of cemetery and funeral home locations	4,533

Reserve for general partnership purposes	—

Total use of proceeds from the sale of common units	$86,638
Use of proceeds from the issuance of senior secured notes
Debt issuance costs	$1,076
Other related costs	215
Repayment of debt	78,709

Total use of proceeds from the issuance of senior secured notes	80,000

Total use of proceeds	$166,638

Summary of Significant Accounting Policies—Significant accounting policies followed by the Partnership, as summarized below, are in conformity with accounting principles generally accepted in the United States of America.

Principles of Consolidation—The consolidated financial statements include the accounts of each of the Company’s subsidiaries and the operations of 7 managed cemeteries that the Company operates under long-term management contracts as of December 31, 2005. Prior to September 2004 we operated 12 cemeteries under management agreements and have subsequently converted five of these cemetery associations (one in September 2004 and 4 in April 2005) into for-profit entities owned by us and ceased operating these cemeteries under management agreements. Intercompany balances and transactions have been eliminated in consolidation.

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

Total revenues derived from the cemeteries under long-term management contracts totaled approximately $20.9 million, $19.7 million and $21.2 million for the years ended December 31, 2003, 2004 and 2005, respectively.

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

The Company records a merchandise liability at the time it enters into a pre-need contract with a customer at the estimated cost to purchase the merchandise or provide the service. The merchandise liability is reduced when the Company makes payment for the merchandise and title to the merchandise is transferred to the customer. The merchandise liability is also reduced when the Company performs the contracted service. Allowances for customer cancellations arising from non-payment are provided at the date of sale based upon management’s estimates of expected cancellations and historical experience. Actual cancellation rates in the future may result in a change in estimate. Actual cancellations did not vary significantly from the estimates of expected cancellations at December 31, 2004 and December 31, 2005.

Pursuant to state law, a portion of the proceeds from cemetery merchandise or services sold on a pre-need basis is required to be paid into merchandise trusts. The Company defers investment earnings generated by the assets in these merchandise trusts (including realized gains and losses) until the associated merchandise is delivered or the services are performed. The fair value of the funds held in merchandise trusts at December 31, 2004 and December 31, 2005 was approximately $114.8 million and $113.4 million, respectively (see Note 6). In accordance with industry practice for periods ending prior to March 31, 2004, the Company did not consolidate these trust funds in the financial statements as the Company was not considered to have complete controlling financial interest in these trusts and the Company did not bear all of the risks and rewards of these trusts’ assets. However, the principal of the funds held in merchandise trusts was reflected during these periods as due from merchandise trusts at cost on the Company’s consolidated balance sheets and the earnings thereon are reflected in deferred cemetery revenues, net until such principal and earnings are recognized as revenues. As of March 31, 2004, the Company adopted Financial Accounting Standards Board Interpretation No. 46 and 46R (FIN 46R) that resulted in the consolidation of the merchandise trusts on the Company’s consolidated balance sheet at fair value (See Note 1, Accounting Change).

A portion of the proceeds from the sale of cemetery property is required by state law to be paid into perpetual care trusts. Earnings from the perpetual care trusts are recognized in current cemetery revenues and are used to defray cemetery maintenance costs, which are expensed as incurred. Funds held in perpetual care trusts at December 31, 2004 and December 31, 2005 were $127.9 million and $136.7 million, respectively (see Note 7). The principal of such perpetual care trust funds generally cannot be withdrawn by the Company and therefore was not included in the consolidated balance sheets as of December 31, 2003. As of March 31, 2004, the Company adopted FIN 46 and FIN 46R that resulted in the consolidation of the perpetual care trusts on the Company’s consolidated balance sheet at fair value (See Note 1, Accounting Change).

Cash and Cash Equivalents—The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Cash Flows—The Company presents all cash flows related to its merchandise and perpetual care trusts as Operating Activities in the Consolidated Statement of Cash Flows. Supplemental information related to the cash flows of these trusts are disclosed in Notes 6 and 7 to the Consolidated Financial Statements.

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

Inventories—Inventories, classified as other current assets on the Company’s consolidated balance sheets, include cemetery and funeral home merchandise and are valued at the lower of cost or net realizable value. Cost is determined primarily on a specific identification basis on a first-in, first-out basis. Inventories were approximately $0.8 million at December 31, 2004 and approximately $1.0 million at December 31, 2005.

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

For the year ended December 31, 2004 and 2005, depreciation expense was $3.3 million and $2.8 million, respectively.

Deferred Cemetery Revenues, Net—Revenues and all cost of sales associated with pre-need sales of cemetery merchandise and services are deferred until the merchandise is delivered or the services are performed. In addition, investment earnings generated by the assets included in the merchandise trusts are deferred until the associated merchandise is delivered or the services are performed. Deferred cemetery revenues, net, also includes deferred revenues from pre-need sales that were entered into by entities prior to the acquisition of those entities by the Company, including entities that were acquired by Cornerstone upon its formation in 1999. The Company provides for a reasonable profit margin for these deferred revenues (deferred margin) to account for the future costs of delivering products and providing services on pre-need contracts that the Company acquired through acquisition. Deferred margin amounts are deferred until the merchandise is delivered or services are performed.

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

Net Income per Unit—Basic net income per unit is determined by dividing net income, after deducting the amount of net income allocated to the general partner interest from its issuance date of September 20, 2004, by the weighted average number of units outstanding during the period. Diluted net income per unit is calculated in the same manner as basic net income per unit.

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

The adoption of FIN 46R resulted in the consolidation of the merchandise trusts (including the funeral trusts) and perpetual care trusts in the Company’s consolidated balance sheet, but did not change the legal relationships among the merchandise trusts and perpetual care trusts, the Company, and its holders of pre-need contracts. To the extent that the customers are the legal beneficiaries of the merchandise trusts, the Company recognizes a non-controlling interest in merchandise trusts. The principal in the perpetual care trusts is required by state law to be held in perpetuity and is not redeemable by the Company or the customers. Accordingly the equity interest in the perpetual care trusts is presented as a non-controlling interest in perpetual care trusts between the liabilities and stockholders’ equity in the Company’s consolidated balance sheet. The adoption of FIN 46R did not impact the Company’s net income in the consolidated statement of operations. Additionally, the implementation of FIN 46R did not change the Company’s Consolidated Statement of Cash Flows; however, we have added supplemental disclosures of cash flow activities of the merchandise and perpetual care trusts.

Both the merchandise and perpetual care trusts hold investments in marketable securities, which have been classified as available-for-sale. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, these investments are recorded at their fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of accumulated other comprehensive income in the Company’s consolidated balance sheet. Unrealized gains and losses of the merchandise trusts that are attributable to the Company that have not been earned through the performance of services or delivery of merchandise are reclassified from accumulated other comprehensive income to deferred cemetery revenues, net. Unrealized gains and losses of the merchandise trusts (including the funeral trusts) that are attributable to the non-controlling interest holders are reclassified from accumulated other comprehensive income and recognized as a non-controlling interest in merchandise trusts within deferred cemetery revenues, net. Unrealized gains and losses of the perpetual care trusts are reclassified from accumulated other comprehensive income to non-controlling interest in perpetual care trusts.

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

In March 2004, the FASB issued Emerging Issues Task Force (“EITF”) 03-1, “Impairment and Its Application to Certain Investments.” EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued Staff Position EITF 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investments and securities that are impaired. In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, and directed the staff to issue proposed FSP EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-01”, as final. The final FSP (retitled FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”) replaces the guidance set forth in paragraphs 10-18 of EITF Issue 03-1 with reference to existing other-than-temporary impairment guidance. FSP FAS 115-1 is effective for other-than-temporary analyses conducted in periods beginning after December 15, 2005. The adoption of this pronouncement as it relates to the Company’s trusts is not expected to have a material impact on the consolidated financial statements of the Company.

In May 2005, the Financial Accounting Standards Board (“FASB”) released Statement of Financial Accounting Standard (“SFAS”) No. 154, Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3, (“FAS 154”). FAS 154 requires retrospective application to prior periods’ financial statements for any changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of FAS 154 will depend on the nature and extent of any voluntary accounting changes or error corrections after the effective date, but will not have an impact on its consolidated financial statements upon adoption.

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (SFAS 155). SFAS 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS 140). This Statement also resolves issues addressed in Statement No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133. SFAS 140 is amended to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued during fiscal years beginning after September 15, 2006 (January 1, 2007 for us). We do not expect this statement to have a material impact on our consolidated financial statements.

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

Segment Reporting and Related Information—The Company has one reportable segment, death care services.

Disclosure of reported segment revenue:

	Year Ended December 31,
	2003	2004	2005
	(in thousands)
Revenues:
Cemetery:
Sales	$40,625	$48,892	$55,924
Services and other	22,405	22,706	23,866
Investment, including realized gains from merchandise trusts and receivables	11,878	12,198	14,101
Deferred margin, recognized	3,070	3,510	3,036

	77,978	87,305	96,927
Funeral home revenues	1,724	1,953	2,798

Total Revenues	$79,702	$89,258	$99,725

2.    RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the issuance of the Consolidated Financial Statements for the year ended December 31, 2004, the Company determined that Deferred Selling and Obtaining Costs related to its pre-need sales should be classified as an asset of the Company instead of as a reduction of Deferred Revenues, net. As a result, the Company is restating its Consolidated Balance Sheet as of December 31, 2004.

The following is a summary of the impact of the restatement on the consolidated balance sheet for the year ended December 31, 2004.

	Condensed Consolidated Balance Sheet
	(in thousands)
	As Previously Reported	Adjustment	As Restated
At December 31, 2004:
Deferred Selling and Obtaining Costs	$—	$28,625	$28,625
Total Assets	494,467	28,625	523,092
Deferred Cemetery Revenues, net	127,426	28,625	156,051
Total Liabilities	251,201	28,625	279,826
Total Liabilities and Partners’ Equity	494,467	28,625	523,092

3.    LONG-TERM ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

Long-term accounts receivable, net, consist of the following:

	Year Ended December 31,
	2004	2005
	(in thousands)
Customer receivables	$74,123	$80,755
Unearned finance income	(7,294)	(7,831)
Allowance for contract cancellations	(8,948)	(9,261)

	57,881	63,663
Less: current portion—net of allowance	25,479	29,991

Long-term portion—net of allowance	$32,402	$33,672

Activity in the allowance for contract cancellations is as follows:

	Year Ended December 31,
	2003	2004	2005
	(in thousands)
Balance—Beginning of period	$8,037	$8,806	$8,948
Provision for cancellations	7,515	6,681	6,490
Charge-offs—net	(6,746)	(6,539)	(6,177)

Balance—End of period	$8,806	$8,948	$9,261

4.    CEMETERY PROPERTY

Cemetery property consists of the following:

	Year Ended December 31,
	2004	2005
	(in thousands)
Developed land	$21,684	$21,165
Undeveloped land	98,075	110,556
Mausoleum crypts and lawn crypts	30,456	33,051

Total	$150,215	$164,772

5.    PROPERTY AND EQUIPMENT

Major classes of property and equipment follow:

	Year Ended December 31,
	2004	2005
	(in thousands)
Building and improvements	$20,829	$26,242
Furniture and Equipment	19,353	20,784

	40,182	47,026
Less: accumulated depreciation	(17,566)	(19,935)

Property and Equipment—net	$22,616	$27,091

6.    PRE-NEED MERCHANDISE AND SERVICES, AND MERCHANDISE TRUSTS.

Cemetery—In connection with the pre-need sale of cemetery interment rights, merchandise and services, the customer typically enters into an installment contract with the Company. The contract is usually for a period not to exceed 60 months with payments of principal and interest required. Interest is imputed for contracts that do not bear a market rate of interest (at a rate of 5.75% during the year ended December 31, 2004 and 6.75% for the year ended December 31, 2005). The Company establishes an allowance for cancellations due to non-payment at the date of sale based on historic experience and management’s estimates. The allowance is reviewed quarterly and changes in estimates are reflected for current and prior contracts as a result of recent cancellation experience. Actual cancellation rates in the future may result in a change in estimate.

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

At December 31, 2004, the cost and market value associated with the assets held in merchandise trusts follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
	(In Thousands)
Short-term investment	$9,474	$—	$—	$9,474
Fixed maturities:
U.S. Government and federal agency	3,152	20	(32)	3,140
U.S. State and local government agency	1,729	19	(4)	1,744
Corporate debt securities	5,465	26	(116)	5,375
Other debt securities	62,057	640	(173)	62,524

Total fixed maturities	72,403	705	(325)	72,783

Equity securities	30,941	1,973	(373)	32,541

Total	$112,818	$2,678	$(698)	$114,798

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at December 31, 2004 is presented below:

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Fixed maturities:
U.S. Government and federal agency	$1,073	$15	$1,050	$17	$2,123	$32
U.S. State and local government agency	—	—	530	4	530	4
Corporate debt securities	3,520	108	216	8	3,736	116
Other debt securities	15,232	67	7,404	106	22,636	173

Total fixed maturities	19,825	190	9,200	135	29,025	325

Equity securities	873	23	455	350	1,328	373

Total	$20,698	$213	$9,655	$485	$30,353	$698

At December 31, 2005, the cost and market value associated with the assets held in merchandise trusts follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
	(In Thousands)
Short-term investment	$11,651	$—	$—	$11,651
Fixed maturities:
U.S. Government and federal agency	2,408	1	(48)	2,361
U.S. State and local government agency	1,946	1	(10)	1,937
Corporate debt securities	4,113	10	(133)	3,990
Other debt securities	47,212	59	(759)	46,512

Total fixed maturities	55,679	71	(950)	54,800

Equity securities	47,944	1,192	(2,155)	46,981

Total	$115,274	$1,263	$(3,105)	$113,432

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at December 31, 2005 is presented below:

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Fixed maturities:
U.S. Government and federal agency	$1,508	$19	$681	$29	$2,189	$48
U.S. State and local government agency	987	8	512	2	1,499	10
Corporate debt securities	2,294	100	1,031	33	3,325	133
Other debt securities	11,750	419	15,284	340	27,034	759

Total fixed maturities	16,539	546	17,508	404	34,047	950

Equity securities	31,193	2,138	292	17	31,485	2,155

Total	$47,732	$2,684	$17,800	$421	$65,532	$3,105

The Company considers various factors when considering if a decline in fair value of an asset is other than temporary, including but not limited to the length of time and magnitude of the unrealized loss; the volatility of the investment; the credit ratings of the issuers of the investments; and the Company’s intentions to sell or ability to hold the investments. At December 31, 2004 and 2005, the Company has concluded that the declines in the fair values of the Company’s investments in fixed maturities and equity securities held by the merchandise trusts are temporary.

The Company deposited $12,680 and $15,696 into and withdrew $21,384 and $32,363 from the trusts during the nine month period ended December 31, 2004 (the period in 2004 subsequent to the adoption of FIN 46R) and the year ended December 31, 2005, respectively. During the nine months ended December 31, 2004 (the period subsequent to the adoption of Fin 46R), purchases and sales of available for sale securities included in trust investments were $184,374 and $ 192,095 respectively. During the year ended December 31, 2005, purchases and sales of available for sale securities included in trust investments were $197,883 and $ 198,543, respectively.

Funeral Home—Prearranged funeral home services provide for future funeral home services generally determined by prices prevailing at the time that the contract is signed. A portion of the payments made under funeral home pre-need contracts is placed in funeral trusts. Amounts used to defray the initial cost of administration are not placed in trust. The balance of the amounts in the trusts totaled approximately $0.7 million at December 31, 2004 and approximately $1.6 million at December 31, 2005 and is included within the merchandise trusts above. Funeral trust principal, together with investment earnings retained in trust, are deferred until the service is performed. Upon performance of the contracted funeral home service, the Company recognizes the funeral trust principal amount together with the accumulated trust earnings as funeral home revenues.

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

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at December 31, 2004 held in perpetual care trusts is presented below:

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Fixed maturities:
U.S. Government and federal agency	$979	$8	$742	$16	$1,721	$24
U.S. State and local government agency	977	10	198	3	1,175	13
Corporate debt securities	2,885	173	908	20	3,793	193
Other debt securities	68	4	—	—	68	4

Total fixed maturities	4,909	195	1,848	39	6,757	234

Equity Securities	378	69	—	—	378	69

Total	$5,287	$264	$1,848	$39	$7,135	$303

At December 31, 2005 the cost and market value associated with the assets held in perpetual care trust follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
	(In Thousands)
Short-term investment	$13,400	$—	$—	$13,400
Fixed maturities:
U.S. Government and federal agency	3,988	9	(69)	3,928
U.S. State and local government agency	1,673	11	(13)	1,671
Corporate debt securities	14,609	212	(271)	14,550
Other debt securities	66,392	535	(300)	66,627

Total fixed maturities	86,662	767	(653)	86,776

Equity Securities	34,993	1,882	(332)	36,543

Total	$135,055	$2,649	$(985)	$136,719

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at December 31, 2005 held in perpetual care trusts is presented below:

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Fixed maturities:
U.S. Government and federal agency	$2,548	$43	$878	$26	$3,426	$69
U.S. State and local government agency	489	2	496	11	985	13
Corporate debt securities	6,384	193	2,793	79	9,177	272
Other debt securities	27,431	299	—	—	27,431	299

Total fixed maturities	36,852	537	4,167	116	41,019	653

Equity Securities	9,559	331	44	1	9,603	332

Total	$46,411	$868	$4,211	$117	$50,622	$985

The Company considers various factors when considering if a decline in fair value of an asset is other than temporary, including but not limited to the length of time and magnitude of the unrealized loss; the volatility of the investment; the credit ratings of the issuers of the investments; and the Company’s intentions to sell or ability to hold the investments. At December 31, 2004 and 2005 the Company has concluded that the declines in the fair values of the Company’s investments in fixed maturities and equity securities held in perpetual care trusts are temporary.

The Company deposited $1,535 and $4,315 into and withdrew $3,360 and $7,315 from the trusts during the the nine month period ended December 31, 2004 (the period in 2004 subsequent to the adoption of FIN 46R) and year ended December 31, 2005, respectively.

During the nine months ended December 31, 2004 (the period subsequent to the adoption of Fin 46R), purchases and sales of available for sale securities included in trust investments were $42,265 and $40,021 respectively. During the year ended December 31, 2005, purchases and sales of available for sale securities included in trust investments were $86,624 and $73,025, respectively.

The Company recorded income from perpetual care trusts of $6.8 million, $7.2 million and $7.7 million for the year ended December 31, 2003, 2004 and 2005, respectively. This income is classified as cemetery revenues in the consolidated statements of operations.

8.    LONG-TERM DEBT

The following is a summary of debt outstanding at:

	December 31,
	2004	2005
	(In Thousands)
Insurance premium financing, due in installments through September 2006 (4.75%)	—	437
Covenants not to compete due through August 2007 (non-interest bearing)		258
Acquisition Credit Line, due September 2008 (interest rate—Libor + 3.5%)	—	5,250
Revolving Credit Line, due September 2007 (interest rate—Libor + 3.5%)	—	1,000
Senior secured notes, due 2009 (interest rate—7.66%)	80,000	80,000

Total	80,000	86,945
Less current portion	—	641

Long-term portion	$80,000	$86,304

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

On September 20, 2004, concurrent with the closing of the Partnership’s initial public offering, StoneMor LLC entered into a new $35.0 million credit facility with a group of banks. This credit facility consists of a $12.5 million revolving credit line and a $22.5 million acquisition line of credit. Borrowings under the revolving credit line are due and payable on September 20, 2007, and borrowings under the acquisition line of credit are due and payable on September 20, 2008. Depending on the type of loan, this credit facility bears interest at the Base Rate or the Eurodollar Rate, plus applicable margins ranging from 0.00% to 1.0% and 2.5% to 3.5% per annum, respectively, depending on our ratio of total debt to consolidated EBIDTA, as defined. The Base Rate is the higher of the federal funds rate plus 0.05% or the prime rate announced by Fleet National Bank, a Bank of America Company. The Eurodollar Rate is to be determined by the administrative agent according to the new credit facility. As of December 31, 2005, we had $6.25 million in outstanding borrowings under this credit facility. On March 31, 2006 we requested a waiver of any default arising from our failure to meet the requirement that requires us to deliver the 2005 annual audited financial statements within 95 days of the 2005 fiscal year-end. Our lenders have agreed to this waiver provided that we deliver the 2005 annual audited financial statements within 125 days of 2005 fiscal year-end.

Borrowings under the credit facility rank pari passu with all of our other senior secured debt, including the senior secured notes, subject to the description of the collateral securing the credit facility described below. The Partnership and the general partner of the Partnership guarantee borrowings under the credit facility.

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

In September 2004, the remaining deferred financing cost associated with the previous outstanding debt was expensed in the amount of $3.9 million. Deferred financing cost relating to our new credit facility and senior secured notes totaled approximately $2.0 million at December 31, 2005.

9.    INCOME TAXES

Effective with the closing of the Partnership’s initial public offering on September 20, 2004 (see Note 1), the Company was no longer a taxable entity for federal and state income tax purposes; rather, the Partnership’s tax attributes (except those of its corporate subsidiaries) are to be included in the individual tax returns of its partners.

The tax on our net income is borne by our general and limited partners. Net income for financial statement purposes may differ significantly from the taxable income of our partners as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under our partnership agreement. The aggregate difference in the basis of our net assets for financial and tax reporting purposes cannot be readily determined because information regarding each partners tax attributes is not available to us.

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

Management periodically evaluates all evidence, both positive and negative, in determining whether a valuation allowance to reduce the carrying value of deferred tax assets is still needed. In 2005, it concluded, based on the projected allocations of taxable income, the Partnership’s corporate subsidiaries, will not meet the “more likely than not” standard to realize a partial benefit from its deferred tax assets and loss carryforwards. Ultimate realization of the deferred tax asset is dependent upon, among other factors, the Partnership’s corporate subsidiaries’ ability to generate sufficient taxable income within the carryforward periods and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used.

Components of the income tax expense (benefit) applicable to continuing operations for federal and state taxes are as follows:

	Year Ended December 31,
	2003	2004	2005
	(in thousands)
Taxes Payable:
Federal	$35	$98	$1,250
State	1,569	839	587

Total	1,604	937	1,837
Deferred Income Tax Expense (Benefit):
Federal	975	(1,239)	—
State	(207)	(176)	—

Total	768	(1,415)	—

Total tax expense (benefit)	$2,372	$(478)	$1,837

The difference between the statutory federal income tax and our effective income tax is summarized as follows:

	Year Ended December 31,
	2003	2004	2005
Computed tax provision at the applicable statutory income tax rate	$(915)	$(1,441)	$2,074
State and local taxes net of federal income tax benefit	1,322	663	381
Tax exempt losses	1,963	296	217
Acquisition Interest	(329)	(224)	—
Change in valuation allowance	368	14,599	1,304
Change in deferred taxes due to conversion to partnership		(13,747)	—
Partnership earnings not subject to tax	0	(624)	(2,532)
Other	(37)	—	393

Income tax expense (benefit)	$2,372	$(478)	$1,837

Deferred tax assets and liabilities result from the following (in thousands):

	December 31,
	2004	2005
	(in thousands)
Deferred tax assets:
Deferred revenue	$3,488	$5,399
Prepaid expenses	1,680	1,798
State net operating loss	2,742	2,733
Federal net operating loss	13,042	12,375
Alternative minimum tax credit	111	63
FAS 115 adjustment	—	743
Valuation allowance	(18,456)	(19,373)

Total deferred tax assets	2,607	3,738

	December 31,
	2004	2005
	(in thousands)
Deferred tax liabilities:
Property plant and equipment	22	381
FAS 115 Adjustment	792	—
Deferred cost adjustment	1,793	2,193
Acquisition	—	1,164

Total deferred tax liabilities	2,607	3,738

Net deferred tax liabilities	$—	$—

We had available, at December 31, 2005, approximately $ 63,000 of alternative minimum tax credit carryforwards, which are available indefinitely, and $ 35.4 million of Federal net operating loss carryforwards, which will begin to expire in 2019 and $ 46.0 in state net operating losses which will begin to expire in 2006.

10.    DEFERRED CEMETERY REVENUES—NET / DEFERRED SELLING AND OBTAINING COSTS

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

At December 31, 2004 and December 31, 2005, deferred cemetery revenues, net, consisted of the following:

	December 31,
	2004	2005
	(In Thousands)
Deferred cemetery revenue	$127,296	$136,299
Deferred merchandise trust revenue	23,519	20,166
Deferred pre-acquisition margin	25,515	35,152
Deferred cost of good sold	(20,279)	(20,772)

Deferred cemetery revenue, net	$156,051	$167,844

Deferred selling and obtaining costs	$28,625	$30,554

Deferred selling and obtaining costs are carried as an asset on the consolidated balance sheet in accordance with FAS 60.

11.    STOCK PURCHASE PROGRAM

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

During 2004, in connection with the conversion of Cornerstone Family Services, Inc. into CFSI LLC, certain members of management acquired Class B units in CFSI LLC, which controls our general partner, StoneMor GP LLC, with an estimated value of $0.4 million. The estimated value of these Class B units was recorded as compensation expense in 2004.

12.    RETIREMENT PLANS

The Company has a 401(k) retirement savings plan for employees who may defer up to 15% of their compensation. The Company does not currently match any of the employee contributions.

Our general partner has adopted the StoneMor Partners L.P. Long-Term Incentive Plan for its employees, consultants and directors, who perform services for us. The long-term incentive plan permits the grant of awards covering an aggregate of 424,000 common units in the form of unit options, unit appreciation rights, restricted units and phantom units. The compensation committee of our general partner’s board of directors administers the plan. The plan will continue in effect until the earliest of (i) the date determined by the board of directors of our general partner; (ii) the date that common units are no longer available for payment of awards under the plan; or (iii) the tenth anniversary of the plan.

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

Unit Options and Unit Appreciation Rights.    The long-term incentive plan permits the grant of options and unit appreciation rights (“UARs”) covering common units. A UAR entitles the grantee to a payment in cash or units, in the discretion of the compensation committee, equal to the appreciation of the unit price between the grant date and the exercise date. The compensation committee may make grants under the plan to employees, consultants and directors containing such terms, as the committee shall determine, including the grant of tandem distribution-equivalent rights. It is our intention not to issue Unit Options and UARs with an exercise price less than the fair market value of the units on the date of the grant. In general, unit options and UARs granted will become exercisable over a period determined by the compensation committee and, in the compensation committee’s discretion, may provide for accelerated vesting upon the achievement of specified performance objectives. In addition, unless otherwise provided in an award agreement, the unit options and UARs will become exercisable upon a change in control of our general partner or us. Unless otherwise provided in an award agreement, unit options and UARs may be exercised only by the participant during his lifetime or by the person to whom the participant’s right will pass by will or the laws of descent and distribution.

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

13.    COMMITMENTS AND CONTINGENCIES

Legal—The Company is party to legal proceedings in the ordinary course of its business but does not expect the outcome of any proceedings, individually or in the aggregate, to have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Leases—At December 31, 2004 and 2005, the Company was committed to operating lease payments for premises (the corporate headquarters was leased from a related party during the year ended December 31, 2003), automobiles and office equipment under various operating leases with initial terms ranging from one to five years and options to renew at varying terms. Expenses under operating leases were $0.5 million for the year ended December 31, 2004 and 2005.

At December 31, 2005, operating leases will result in future payments in the following approximate amounts (in thousands):

(in thousands)
2006	$473
2007	451
2008	418
2009	395
2010	506
Thereafter	1,660

Total	$3,903

Tax Indemnification—CFSI LLC has agreed to indemnify us for all federal, state and local income tax liabilities attributable to the operation of the assets contributed by CFSI LLC to us prior to the closing of the public offering. CFSI LLC has also agreed to indemnify us against additional income tax liabilities, if any, that arise from the consummation of the transactions related to our formation in excess of those believed to result at the time of the closing of our initial public offering. CFSI LLC has also agreed to indemnify us against the increase in income tax liabilities of our corporate subsidiaries resulting from any reduction or elimination of our net operating losses to the extent those net operating losses are used to offset any income tax gain or income resulting from the prior operation of the assets of CFSI LLC contributed to us, or from our formation transactions in excess of such gain or income believed to result at the time of the closing of the initial public offering. Until all of its indemnification obligations under the omnibus agreement have been satisfied in full, CFSI LLC is subject to limitations on its ability to dispose of or encumber its interest in our general partner or the common units or subordinated units held by it (except upon a redemption of common units by the partnership upon any exercise of the underwriters’ over-allotment option) and will also be prohibited from incurring any indebtedness or other liability. CFSI LLC is also subject to certain limitations on its ability to transfer its interest in our general partner or the common units or subordinated units held by it if the effect of the proposed transfer would trigger an “ownership change” under the Internal Revenue Code that would limit our ability to use our federal net operating loss carryovers.

Management Contract—As of December 31, 2005, one of the management contracts under which we operate one of our locations is in negotiation for renewal. The Company consolidates this location in accordance with FIN 46R (see Note 1.). We are continuing to operate under the terms and conditions of the old agreement. In the event that we do not negotiate a new contract we will discontinue consolidating this entity and our investment will be evaluated for recoverability. If it is determined to be impaired, we would record a non-cash charge of approximately $0.3 million. For the years ended December 31, 2003, 2004 and 2005 we received $154,000, $190,527 and $164,930 in net management fees from this location. Additionally, we will be required to evaluate the collectibility of an intercompany receivable in the amount of $691,194, which may increase the amount of the non-cash charge.

14.    RELATED PARTY TRANSACTIONS

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

15.    SUBSEQUENT EVENTS

On February 14, 2005, the Company paid a distribution to the common and subordinated unitholders of record as of the close of business on February 7, 2005, in the amount of $0.4750 per unit totaling approximately $4.2 million.

16.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following summarizes certain quarterly results of operations:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per unit amounts)
Fiscal 2005
Revenues	$20,966	$25,228	$24,821	$28,710
Gross Profit (1)	$5,129	$6,645	$6,809	$7,450
Net Earnings	$668	$1,352	$656	$1,414
General partners’ interest in net income for the period (2)	$13	$26	$14	$29
Limited partners’ interest in net income for the period (2)
Common	$327	$664	$320	$704
Subordinated	$327	$664	$320	$682
Net Income per Common Unit (2)
Basic	$.08	$.16	$.07	$.15
Diluted	$.08	$.16	$.07	$.15

	Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per unit amounts)
Fiscal 2004
Revenues	$18,468	$25,640	$21,089	$24,061
Gross Profit (1)	$3,108	$7,102	$4,947	$5,700
Net Earnings (Loss)	$(1,338)	$573	$(4,499)	$1,476
General partners’ interest in net income for the period (2)			$17	$30
Limited partners’ interest in net income for the period (2)
Common			$436	$723
Subordinated			$436	$723
Net Income per Common Unit (2)
Basic			$.10	$.17
Diluted			$.10	$.17

(1)	The Company defines Gross Profit as cemetery sales less cost of sales and selling expenses.
(2)	General and limited partners’ (common and subordinated) interest in net income and basic and diluted net income per common unit only relate to periods after September 20, 2004, the date of our initial public offering. For the third quarter of 2004, this data related to the 10-day period from September 20, 2004 through September 30, 2004.

17.    ACQUISITIONS

On November 1, 2005, the Company acquired 22 cemeteries and six funeral homes from Service Corporation International (NYSE: SCI) for $12.9 million. The results of the operations of these acquired cemeteries and funeral homes have been included in the consolidated financial statements since that date. StoneMor paid $7.0 million in cash and 280,952 StoneMor Limited Partner units, representing the additional $5.9 million. The value of the StoneMor Limited Partner units issued was determined based on the average market price of the Company’s units over the 2-day period before and after the terms of the acquisition were agreed to and announced. Including the acquisition transaction costs, the transaction was valued at $16.0 million for accounting purposes.

The following table summarizes the estimated fair values (in thousands) of the assets acquired and liabilities assumed as of the acquisition date.

SCI Locations
Assets acquired
Long-term accounts receivable, net of allowance	$4,217
Cemetery property	15,793
Property and equipment	5,145
Merchandise trust funds, restricted, at fair value	13,044
Perpetual care trusts, restricted, at fair value	9,880

Total Assets Acquired	48,079

Liabilities and non-controlling interest in perpetual care trusts assumed
Long-term debt	302
Deferred cemetery revenues, net	9,672
Merchandise liability	12,224
Non-controlling interest in perpetual care trusts	9,880

Total liabilities and non-controlling interest in perpetual care trusts assumed	32,078

Net assets acquired	$16,001

The following unaudited pro forma information presents a summary of results of operations of StoneMor and the acquired cemeteries and funeral homes as if the acquisitions had occurred January 1, 2004.

	Year ended December 31,
	2004	2005
	(unaudited)	(unaudited)
	(in thousands, except per unit)
Sales	$103,074	$112,174
Net Income	(33,701)	4,438
Net Income per limited partner unit (basic and diluted) (1)	NA	.049

(1)	StoneMor Partners L.P. became a public entity on September 20, 2004 therefore per unit data is not available for the year ended December 31, 2004.

The unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments such as decreased cost of goods sold related to the step-down in the basis of the cemetery property acquired and increased interest on the acquisition debt. They do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect on January 1, 2004 or of future results of operations of the locations.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective because of the material weaknesses described below. In light of the material weaknesses described below, the Company performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this Annual Report on Form 10-K fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We identified the following material weaknesses in our assessment of the effectiveness of internal control over financial reporting as of December 31, 2005:

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

Plan for Remediation

To remediate the material weakness related to the recognition of revenue from pre-need burial vaults, the Company has implemented a cemetery maintenance control procedure pursuant to which:

•	Each of the Company’s cemetery superintendents is required to personally inspect, verify, and certify in writing as to each vault installation at the superintendent’s cemetery.

•	The Company’s regional administrators and maintenance personnel are required to perform random cemetery internal tests to verify burial vault installations on a monthly basis at cemeteries located outside of their regions.

•	The Company’s Internal Audit Department is required to conduct periodic surprise field visits to test and verify burial vault installations.

•	The Company’s administrative and maintenance personnel are required to undergo additional training with respect to the foregoing procedures and the importance of the Company’s internal controls.

To remediate the material weakness related to balance sheet presentation, the Company restated its 2004 consolidated balance sheet.

The Company’s management believes that the procedures described above will serve to remediate the material weakness identified once implemented and operating effectively.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s last fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Partnership Structure and Management

StoneMor GP LLC, as our general partner, manages our operations and activities. Unitholders are not entitled to participate, directly or indirectly in our management or operation.

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business. Unitholders do not have the right to elect StoneMor’s general partner or its directors on an annual or other continuing basis. StoneMor’s general partner may not be removed except by the vote of the holders of at least 66 2/3% of the outstanding common and subordinated units, including units owned by our general partner and its affiliates, voting together as a single class. Because of their controlling ownership interest in our general partner, the McCown De Leeuw funds are able to control the election of a majority of the directors of StoneMor’s general partner, and because these funds indirectly control greater than 33 1/3% of our units, they are able to prevent the removal of our general partner.

Directors and Executive Officers of StoneMor GP LLC

The following table shows information regarding the directors and executive officers of our general partner. Directors are elected for one-year terms.

Name	Age	Positions with Stonemor GP LLC
Lawrence Miller (1)	57	Chief Executive Officer, President and Chairman of the Board
William R. Shane (1)	59	Executive Vice President, Chief Financial Officer and Director
Michael L. Stache	54	Senior Vice President and Chief Operating Officer
Robert Stache	57	Senior Vice President—Sales
Gregg Strom	63	Vice President—Business Development
Paul Waimberg	48	Vice President—Finance
Allen R. Freedman	65	Director
Peter K. Grunebaum	72	Director
Robert B. Hellman, Jr.	46	Director
Martin R. Lautman, Ph.D.	59	Director
Fenton R. Talbott	64	Director
Jeffrey A. Zawadsky	34	Director
Howard L. Carver	61	Director

(1)	The Amended and Restated Limited Liability Company Agreement of our general partner, or the GP LLC Agreement, specifies that, so long as Mr. Miller serves as Chief Executive Officer of our general partner, he shall also serve as a director of our general partner and, so long as Mr. Shane serves as Chief Financial Officer of our general partner, he shall also serve as a director of our general partner.

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

Howard L. Carver has served on our Board of Directors since August 2005. Mr. Carver retired in June 2002 from Ernst & Young. During his 35-year career with the firm, Mr. Carver held a variety of positions in six U.S. offices, culminating with the position of managing partner responsible for the operation of the Hartford, Connecticut office. Since June 2002, Mr. Carver has served on the boards of directors of Assurant, Inc. (formerly Fortis, Inc.) and Phoenix National Trust Company (until its sale in April 2004) and has been the chair of the Audit Committee for both boards. Since September 2004, Mr. Carver has served on the board of directors of Open Solutions, Inc. and is the chair of that company’s Audit Committee.

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

Peter Grunebaum has served on our Board of Directors since December 2004. Mr. Grunebaum, currently an independent investment banker and corporate consultant, was the Managing Director of Fortrend International, an investment firm headquartered in New York, New York, a position he held from 1989 until the end of 2003. Mr. Grunebaum currently serves as a director; member of the Executive Committee and Chairman of the Audit Committee of Pre Paid Legal Services, Inc., a NYSE listed company that provides legal service plans.

Robert B. Hellman, Jr. has served on our Board of Directors since our formation in April 2004 and has served as a director of Cornerstone since March 1999. Mr. Hellman is the Chief Executive Officer and a Managing Director of McCown De Leeuw & Co., LLC, which he joined in 1987. McCown De Leeuw & Co., LLC is the sponsor of numerous private equity investment funds. Mr. Hellman was named Managing Director in 1991 and Chief Executive Officer in 2001.

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

Fenton R. “Pete” Talbott has served on our Board of Directors since our formation in April 2004 and has served as Chairman of the Board of Cornerstone since April 2000. Mr. Talbott previously served as an operating affiliate of McCown De Leeuw & Co., LLC from November 1999 to December 2004. Additionally, he served as the Chairman of the Board of Telespectrum International, an international telemarketing and market-research company, from August 2000 to January 2001. Prior to 1999, Mr. Talbott held various executive positions with Comerica Bank, American Express Corporation, Bank of America and other entities. He currently serves as a board member of the Preventative Medicine Research Institute.

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

The GP LLC Agreement specifies that the directors of our general partner shall be elected by a plurality vote of the Class A units of our general partner, subject to the requirements described in footnote (1) to the table above. CFSI LLC holds all of the outstanding Class A units. CFSI LLC is controlled by the McCown De Leeuw funds. See also Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Messrs. Hellman and Zawadsky hold positions with McCown De Leeuw & Co., LLC, whose sponsored investment funds together beneficially own 87.8% of CFSI LLC through the funds’ direct ownership of approximately 10.6% of the Class B units of CFSI LLC and indirectly through the funds’ ownership of approximately 90.8% of the membership interests in Cornerstone Family Services LLC, which owns 85% of the Class B units of CFSI LLC. CFSI LLC indirectly owns our 2% general partner interest and directly owns 13,532 of our outstanding common units and all of our outstanding subordinated units. See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” below.

Messers. M. Stache and R. Stache are brothers.

Independence of Directors

The board of directors has determined that Allen Freedman, Howard Carver and Peter Grunebaum qualify as “independent” directors in accordance with the applicable listing requirements of Nasdaq and the Exchange Act. In making these determinations, the directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities as they may relate to our management and us.

Board Meetings and Committees

From January 1, 2005 to December 31, 2005, the Board of Directors of our general partner held four meetings. All directors then in office attended all of these meetings, either in person or by teleconference. We have standing Audit, Conflicts, Trust and Compliance, and Nominating, Compensation and Corporate Governance Committees of the Board of Directors of our general partner. The Board of Directors of our general partner appoints the members of such committees. The Audit Committee has a written charter approved by the board and which is posted on our website at www.stonemor.com under the “Investor Relations” section. The current members of the committees, the number of meetings held by each committee from January 1, 2005 to December 31, 2005, and a brief description of the functions performed by each committee are set forth below:

Audit Committee (8 meetings).    The members of the Audit Committee are Messrs. Freedman (Chairman), Grunebaum and Carver. Messrs. Freedman and Grunebaum, attended all meetings of the Audit Committee for the period noted above. Mr. Carver attended both meetings that were held during his tenure on the board. The primary responsibilities of the Audit Committee are to assist the Board of Directors in its general oversight of our financial reporting, internal controls and audit functions, and it is directly responsible for the appointment, retention, compensation and oversight of the work of our independent auditors. Messrs. Freedman, Carver and Grunebaum each qualify as “independent” under applicable standards established by the SEC and Nasdaq for members of audit committees.

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

Conflicts Committee (0 meetings).    The members of the Conflicts Committee are Messrs. Freedman (Chairman), Carver and Grunebaum. The primary responsibility of the Conflicts Committee is to review matters that the directors believe may involve conflicts of interest. The Conflicts Committee determines if the resolution of the conflict of interest is fair and reasonable to us. The members of the Conflicts Committee may not be officers or employees of our general partner or directors, officers, or employees of its affiliates and must meet the independence standards to serve on an audit committee of a board of directors established by Nasdaq and certain other requirements. Any matters approved by the Conflicts Committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners, and not a breach by our general partner of any duties it may owe us or our unitholders.

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

Nominating, Compensation and Corporate Governance Committee (4 meetings).    The members of the Nominating, Compensation and Corporate Governance Committee are Messrs. Talbott (Chairman), Hellman, and Lautman. All the members attended all meetings of the Committee for the period noted above. The primary responsibility of the Nominating, Compensation and Corporate Governance Committee is to oversee compensation decisions for the outside directors of our general partner and executive officers of our general partner (in the event they are to be paid by our general partner) as well as our long-term incentive plan, and to select and recommend nominees for election to the Board of Directors of our general partner.

Trust and Compliance Committee (4 meetings).    The members of the Trust and Compliance Committee are Messrs. Talbott (Chairman), Freedman, Grunebaum and Carver. Funds that are held in merchandise trusts and perpetual care trusts are managed by third-party investment managers within specified investment guidelines adopted by the Trust and Compliance Committee of our board of directors and standards imposed by state law. These investment managers are monitored by third-party investment advisors selected by our Trust and Compliance Committee who advise the Trust and Compliance Committee on the determination of asset allocations, evaluate the investment managers and provide detailed monthly reports on the performance of each merchandise and perpetual care trust. All the members attended all meetings of the Committee for the period noted above, with the exception of Mr. Carver who attended the only meeting that was during his tenure on the board.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Our general partner’s directors, officers and beneficial owners of more than 10 percent of a registered class of our equity securities are required to file reports of ownership and reports of changes in ownership with the SEC. Directors, officers and beneficial owners of more than 10% of our equity securities are also required to furnish us with copies of all such reports that are filed. Based on our review of copies of such forms and amendments, we believe that all of our directors, executive officers and greater than 10% beneficial owners complied with all filing requirements under Section 16(a) of the Exchange Act, except through inadvertence, during the year ended December 31, 2005, Forms 4 for each of the following individuals relating to the issuance of deferred phantom units were not timely filed: Allen Freedman eight transactions; Martin Lautman eight transactions; Fenton Talbot eight transactions; Peter Grunebaum seven transactions; and Howard Carver 1 transaction. The Company has since rectified this process.

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

We, and our general partner, were formed in April 2004, but neither paid any compensation to its directors and officers prior to September 20, 2004, the date of our initial public offering. Officers and employees of our general partner may participate in employee benefit plans and arrangements sponsored by our general partner or its affiliates, including plans and arrangements that may be established in the future.

The following table summarizes all compensation awarded or paid to, or earned by, our Chief Executive Officer and our four other most highly compensated executive officers during fiscal 2004 for services rendered to us, or our predecessor Cornerstone, in all capacities during fiscal 2005, 2004 and 2003:

	Annual Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation
Lawrence Miller	2005	$363,200	$—	$—
Chief Executive Officer, President and Chairman of the Board	2004	353,115	220,094	173,000	(2)
	2003	38,452	228,383	205,280	(3)

William R. Shane	2005	363,200	—	—
Executive Vice President, Chief Financial Officer and Director	2004	353,115	220,094	173,000	(2)
	2003	38,452	228,383	205,280	(3)

Michael L. Stache	2005	262,000	—	32,075	(1)
Senior Vice President and Chief Operating Officer	2004	257,221	134,098	—
	2003	225,500	136,133	204,080	(3)

Robert Stache	2005	262,000	—	32,075	(1)
Senior Vice President—Sales	2004	257,221	134,098	—
	2003	225,500	136,133	204,080	(3)

Gregg Strom	2005	243,008	—	—
Vice President—Business Development	2004	225,313	20,000	—
	2003	218,750	—	46,113	(3)

(1)	Includes compensation paid to Messrs. M. Stache and R. Stache to defray the income tax liability associated with the 2004 conversion of Cornerstone common stock into Class B units in CFSI, LLC.
(2)	Includes of the value of shares in Cornerstone paid by McCown and De Leeuw, which were converted to 5,000 Class B shares of CFSI LLC at the time of our initial public offering. Based on the fair market value of CFSI LLC Class B shares, which was determined to be $34.60 per share, the value of paid to each of Messrs. Miller and Shane was $173,000.
(3)	Includes a grant of Cornerstone common stock. In 2003, the board of directors of Cornerstone recapitalized Cornerstone’s capital structure, resulting in 880,000 outstanding shares of common stock. In connection with the recapitalization, the board granted 5,000 shares of Cornerstone common stock to each of Lawrence Miller, Michael L. Stache, Robert Stache and William R. Shane and granted 888 shares to Gregg Strom in exchange for certain of their membership interests in Cornerstone Family Services LLC, the majority owner of Cornerstone, and promissory notes in favor of Cornerstone. The amounts shown in the table for each named executive officer include the fair market value of the common stock granted to the executive officer less the face value of such officer’s promissory note. The membership interests in Cornerstone Family Services LLC exchanged by the named executive officers were deemed to have no value. Based on the fair market value of Cornerstone common stock, which was determined to be $43.42 per share, the value of 5,000 shares granted to each of Messrs. Miller, M. Stache, R. Stache and Shane was $217,100, less the $25,000 promissory note executed by each, for a net value of $192,100 each; the value of the 888 shares granted to Mr. Strom was $38,557, less the $4,440 promissory note executed by him, for a net value of $34,117. See Note 10 to our historical financial statements. As a result of the conversion of Cornerstone into CFSI LLC, each share of Cornerstone common stock converted into one Class B unit of CFSI LLC. Please see “Certain Relationships and Related Transactions—Ownership Interests in our General Partner” for disclosure relating to the indirect membership interest in our general partner held by our directors and executive officers by virtue of their ownership interests in CFSI LLC and Cornerstone Family Services LLC.

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

Compensation of Directors

The compensation committee of the board of directors of our general partner entered into agreements with five non-employee directors, namely Messers. Freedman, Carver, Talbott, Grunebaum and Lautman, regarding the compensation to such directors for their services as directors.

The compensation payable to Messers. Freedman, Talbott, Carver and Grunebaum is as follows:

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

Messrs. Hellman and Zawadsky receive $25,000 in annual retainers for their services as directors.

Messrs. Freedman, Talbott, Gruenbaum and Carver received total cash compensation in 2005 for annual retainers and board and committee meetings of $35,625, $35,750, $25,625, and $8,750, respectively.

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

Restricted Units and Phantom Units.    A restricted unit is a common unit that is subject to forfeiture. Upon vesting, the grantee receives a common unit that is not subject to forfeiture. A phantom unit is a notional unit that entitles the grantee to receive a common unit upon the vesting of the phantom unit or, in the discretion of the compensation committee, cash equivalent to the fair market value of a common unit. The compensation committee may make grants of restricted units and phantom units under the plan to employees, consultants and directors containing such terms as the compensation committee shall determine under the plan, including the period over which restricted units and phantom units granted will vest. The committee may, in its discretion, base its determination on the grantee’s period of service or upon the achievement of specified financial objectives. In addition, the restricted and phantom units will vest upon a change of control of us, or our general partner, subject to additional or contrary provisions in the award agreement.

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

Unit Options and Unit Appreciation Rights.    The long-term incentive plan permits the grant of options and unit appreciation rights (“UARs”) covering common units. A UAR entitles the grantee to a payment in cash or units, in the discretion of the compensation committee, equal to the appreciation of the unit price between the grant date and the exercise date. The compensation committee may make grants under the plan to employees, consultants and directors containing such terms, as the committee shall determine, including the grant of tandem distribution-equivalent rights. It is our intention not to issue Unit Options and UARs with an exercise price less than the fair market value of the units on the date of the grant. In general, unit options and UARs granted will become exercisable over a period determined by the compensation committee and, in the compensation committee’s discretion, may provide for accelerated vesting upon the achievement of specified performance objectives. In addition, unless otherwise provided in an award agreement, the unit options and UARs will become exercisable upon a change in control of us or our general partner. Unless otherwise provided in an award agreement, unit options and UARs may be exercised only by the participant during his lifetime or by the person to whom the participant’s right will pass by will or the laws of descent and distribution.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 14, 2006, the beneficial ownership of the common and subordinated units of StoneMor as of March 14, 2006 held by beneficial owners of 5% or more of the units, by directors and named executive officers of our general partner and by all directors and executive officers of our general partner as a group. Unless otherwise indicated, the address for each unitholder is c/o StoneMor Partners L.P., 155 Rittenhouse Circle, Bristol, Pennsylvania 19007. Unless otherwise indicated, the beneficial owner named in the table is deemed to have sole voting and sole dispositive power of the units set forth opposite such beneficial owner’s name.

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Total Units Beneficially Owned
CFSI LLC (1)(2)	13,532	*	4,239,782	100.0%	48.6%
155 Rittenhouse Circle
Bristol, PA 19007
MDC Management Company IV, LLC (1)(2)(3)	13,532	*	4,239,782	100.0%	48.6%
525 Middlefield Road, Suite 210
Menlo Park, CA 94025
George McCown (2)(4)	18,532	*	4,239,782	100.0%	48.6%
525 Middlefield Road, Suite 210
Menlo Park, CA 94025
David De Leeuw (2)(4)	13,532	*	4,239,782	100.0%	48.6%
525 Middlefield Road, Suite 210
Menlo Park, CA 94025
McCown De Leeuw & Co. IV, L.P. and affiliated funds (1)(2)(5)	13,532	*	4,239,782	100.0%	48.6%
525 Middlefield Road, Suite 210
Menlo Park, CA 94025
Lawrence Miller	—	*	—	*	*
William R. Shane	—	*	—	*	*
Michael Stache	—	*	—	*	*
Gregg Strom	—	*	—	*	*
Robert Stache	—	*	—	*	*
Allen R. Freedman (6)	929	*	—	*	*
Robert B. Hellman, Jr. (4)	18,532	*	4,239,782	100.0%	48.6%
Martin R. Lautman (6)	50,929	1.1%	—	*	*
Fenton R. Talbot (6)	2,429	*	—	*	*
Jeffrey A. Zawadsky	1,000	*	—	*	*
Peter Grunebaum (6)	3,253	*	—	*	*
Howard L. Carver	296	*	—	*	*
All directors and executive officers as a group (12 persons)	82,368	1.8%	4,239,782	100.0%	49.3%

*	Less than one percent
(1)	The GP LLC Agreement provides that the directors of our general partner will be elected by a plurality vote of Class A units in our general partner; provided however, that so long as Mr. Miller serves as the Chief Executive officer of our general partner, he will also serve as a director of our general partner, so long as Mr. Shane serves as Chief Financial Officer of our general partner, he will also serve as a director of our general partner. CFSI LLC holds all of the outstanding class A units in our general partner. CFSI LLC is controlled by the McCown De Leeuw funds. See note (5).
(2)	CFSI, LLC, McCown De Leeuw & Co. IV, L.P., McCown De Leeuw & Co. IV Associates, L.P., Delta Fund LLC, MDC Management Company IV, LLC, Robert Hellman, Jr., George McCown and David De Leeuw

filed a Schedule 13 D with the SEC on September 30, 2004. The information included in this table for such persons is based on the information disclosed in this schedule 13 D.
(3)	MDC Management Company IV, LLC is the general partner of McCown De Leeuw & Co. IV, L.P. and McCown De Leeuw & Co. IV Associates, L.P. and therefore may be deemed to beneficially own all units beneficially owned by these entities See note (5). Certain key investment decisions are made by the unanimous consent of the managing members of MDC Management Company IV, LLC, who are George McCown, David De Leeuw and Robert B. Hellman, Jr.
(4)	Includes 13,532 common units and 4,239,782 subordinated units beneficially owned by McCown De Leeuw & Co. IV, L.P. and its affiliated funds, of which Messrs. Hellman, McCown and De Leeuw may be deemed to be the beneficial owners as managing members of MDC Management Company IV, LLC, which controls McCown De Leeuw & Co. IV, L.P. and McCown De Leeuw & Co. IV Associates, L.P. Therefore, Messrs. Hellman, McCown and De Leeuw may be deemed to have shared voting power and shared dispositive power with respect to such units. See note (5). Pursuant to Rule 13d-4 under the Exchange Act, Messrs. Hellman, McCown and De Leeuw each disclaim beneficial ownership of the 13,532 common units and 4,239,782 subordinated units beneficially owned by McCown De Leeuw & Co. IV, L.P. and MDC Management Company IV, LLC.
(5)	Includes 13,532 common units and 4,239,782 subordinated units held by CFSI LLC, which is controlled by the McCown De Leeuw funds. McCown De Leeuw & Co. IV, L.P., together with its affiliate funds (McCown De Leeuw & Co. IV Associates, L.P. and Delta Fund, LLC), has the right to designate for election a majority of the managers of the board of managers of CFSI LLC pursuant to the limited liability company agreement of CFSI LLC.
(6)	Includes 929 deferred restricted phantom units issued to Messrs. Freedman, Lautman and Talbott in connection with their annual directors compensation, 753 deferred restricted units for Mr. Grunebaum in connection with his annual directors compensation and 296 deferred restricted units for Mr. Carver in connection with his annual directors compensation. Each unit of restricted phantom units representing limited partner interests is the economic equivalent of one common unit representing limited partner interests. Restricted phantom units become payable, in cash or common units, at the election of the issuer, upon the separation of the reporting person from service as a director or upon the occurrence of certain other events specified in Section 409A of the Internal Revenue Code of 1986, as amended. The distribution equivalent rights accrue on restricted phantom units representing limited partner interests and become payable, in cash or common units, at the election of the issuer, upon the separation of the reporting person from service as a director or upon the occurrence of certain other events specified in Section 409A of the Internal Revenue Code of 1986, as amended. Each distribution equivalent right is the economic equivalent of one common unit representing limited partner interests.

Equity Compensation Plan Information

The following table details information regarding our existing equity compensation plans as of December 31, 2005:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	2,304	$0	421,696
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	2,304	$0	421,696

(1)	The Long-Term Incentive Plan was adopted by the Board of Directors of our general partner in 2004 amended in November 2005. Under this plan, the Board of Directors of our general partner may award to our employees, consultants and directors up to 424,000 common units in the form of unit options, unit appreciation rights, restricted units and phantom units. See Item 11, “Executive Compensation—Long-Term Incentive Plan.”

Item 13.	Certain Relationships and Related Transactions

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

Payments to our general partner and its affiliates

Our general partner and its affiliates do not receive any management fee or other compensation for the management of our business and affairs, but they are reimbursed for all expenses that they incur on our behalf, including general and administrative expenses and corporate overhead. As the sole purpose of the general partner is to act as our general partner, substantially all of the expenses of our general partner are incurred on our behalf and reimbursed by us or our subsidiaries. Our general partner determines the expenses that are allocable to us in good faith. All expenses of the nature historically incurred by Cornerstone, other than fees paid to MDC Management Company IV, LLC, will be incurred and paid by us or, if incurred and paid by our general partner, reimbursed by us or our subsidiaries. In 2004, Cornerstone incurred general and administrative expenses of $9.8 million and corporate overhead of $12.5 million, which included a payment of $434,000 to MDC Management Company IV, LLC under an advisory services agreement. In 2005, StoneMor incurred general and administrative expenses of $10.6 million and corporate overhead of $16.3 million and paid no fees to MDC Management Company IV, LLC. We do not expect to incur additional fees payable to MDC Management Company IV, LLC because our advisory services agreement with them has been terminated.

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

Messrs. Miller, Shane, M. Stache, R. Stache, Strom, Waimberg, Talbott, Lautman and Freedman also indirectly own Class A units of our general partner as a result of their direct and indirect ownership of membership interests in Cornerstone Family Services LLC and CFSI LLC discussed in footnote (1) to the table above. These persons directly hold an aggregate of 4.6% of the Class B units in CFSI LLC. In addition, Messrs. Miller, Shane and Lautman own an aggregate 3.9% membership interest in Cornerstone Family Services LLC, which in turn owns 85% of the Class B units in CFSI LLC, which will initially own all of the Class A units of our general partner. As a result, these persons collectively own, indirectly, an aggregate of 7.9% of the Class A units of our general partner. The Class A units of our general partner are entitled to the remaining 50% interest on distributions that we pay to our general partner with respect to its general partner interest and the remaining 75% of all distributions that we pay to our general partner with respect to its incentive distribution rights

The Class A and Class B units of our general partner are subject to certain transfer and purchase rights and obligations upon the occurrence of certain events, such as:

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

The following table sets forth the aggregate fees paid or accrued for professional services rendered by Deloitte & Touche LLP for the audit of our annual financial statements for fiscal years 2004 and 2005 and the aggregate fees paid or accrued for audit-related services and all other services rendered by Deloitte & Touche LLP for fiscal year 2004 and 2005.

	Fiscal Year
	2004	2005
Audit fees	$1,064,800	$897,700
Audit-related fees	2,130,124	990,015
Tax fees	832,258	652,908
All other fees	—	—

	$4,027,182	$2,540,623

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

All above audit services, audit-related services and tax services were pre-approved by the Audit Committee.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements and Financial Schedules

(1)	The following financial statements of StoneMor Partners L.P. and its predecessor Cornerstone Family Services, Inc. are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2004 and 2005

Consolidated Statement of Operations for the years ended December 31, 2003, 2004 and 2005

Consolidated Statement of Common Stockholders’ / Partners’ Equity for the years ended December 31, 2004 and 2005

Consolidated Statement of Cash Flows for the years ended December 31, 2003, 2004, and 2005

Notes to the Consolidated Financial Statements

(c)	Exhibits

3.1*	Certificate of Limited Partnership of StoneMor Partners L.P. (incorporated by reference to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 9, 2004 (Exhibit 3.1)).

3.2*	First Amended and Restated Agreement of Limited Partnership of StoneMor Partners L.P., dated as of September 20, 2004 (incorporated by reference to Exhibit 3.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004)

4.1*	Note Purchase Agreement by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, each of the subsidiaries listed on the signature pages thereof and SFT I, Inc., The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company, dated as of September 20, 2004 (incorporated by reference to Exhibit 4.1 of Registrants Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004)

4.1.1	First Amendment to Note Purchase Agreement by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, each of the subsidiaries listed on the signature pages thereof and SFT I, Inc., The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company, dated as of November 12, 2004

10.1*	Credit Agreement by and among StoneMor Operating LLC, StoneMor GP LLC, StoneMor Partners L.P., various additional borrowers, various lending institutions and Fleet National Bank, dated September 20, 2004. (incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004)

10.2*	Contribution, Conveyance and Assumption Agreement, by and among StoneMor Partners L.P., StoneMor GP LLC, CFSI LLC, StoneMor Operating LLC, dated as of September 20, 2004 (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004)

10.3*	StoneMor Partners L.P. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004)

10.4*	Omnibus Agreement by and among McCown De Leeuw & Co. IV, L.P., McCown De Leeuw & Co. IV Associates, L.P., MDC Management Company IV, LLC, Delta Fund LLC, Cornerstone Family Services LLC, CFSI LLC, StoneMor Partners L.P., StoneMor GP LLC, StoneMor Operating LLC, dated as of September 20, 2004 (incorporated by reference to Exhibit 10.4 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004)

10.5*†	Employment Agreement by and between StoneMor GP LLC and Lawrence Miller, effective as of September 20, (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004)

10.6*†	Employment Agreement by and between StoneMor GP LLC and William R. Shane, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.6 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004)

10.7*†	Employment Agreement by and between StoneMor GP LLC and Michael L. Stache, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.7 of Registrants Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004)

10.8*†	Employment Agreement by and between StoneMor GP LLC and Robert Stache, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.8 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004)

10.9*†	Form of Indemnification Agreement by and between StoneMor GP LLC and Lawrence Miller, Robert B. Hellman, Jr., Fenton R. Talbott, Jeffery A. Zawadsky, Martin R. Lautman, William R. Shane, Allen R. Freedman, effective September 20, 2004 (incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004)

10.10*	Intercreditor and Collateral Agency Agreement by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, various subsidiaries, various lenders and noteholders and Fleet National Bank, dated September 20, 2004(incorporated by reference to Exhibit 10.10 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004)

10.11*	Directors compensation (incorporated by reference to Item 1.01 of Registrant’s Current Report on Form 8-K filed on August 9, 2005)

10.12*	Amendment to StoneMor Partners L.P. Long-Term Incentive Plan (incorporated by reference to Item 8.01 of Registrant’s Current Report on Form 8-K filed on November 18, 2005)

10.13*	Asset purchase and Sale Agreement by and between StoneMor Partners L.P. and SCI Funeral Services, Inc., an Iowa corporation (“SCI”) and a wholly-owned subsidiary of Service Corporation International, a Texas corporation, joined by certain of SCI’s direct and indirect subsidiary entities, effective October 13, 2005 (incorporated by reference to to Item 1.01 of Registrant’s Current Report on Form 8-K filed on October 13, 2005)

10.14*	Registration Rights Agreement by and between StoneMor Partners L.P. and SCI Funeral Services, Inc., an Iowa corporation (“SCI”) and a wholly-owned subsidiary of Service Corporation International, a Texas corporation, joined by certain of SCI’s direct and indirect subsidiary entities, effective November 1, 2005 (incorporated by reference to to Item 1.01 of Registrant’s Current Report on Form 8-K filed on November 2, 2005)

21.1	Subsidiaries of Registrant

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer President and Chairman of the Board of Directors

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of William R. Shane, Executive Vice President and Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith)

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of William R. Shane, Executive Vice President and Chief Financial Officer (furnished herewith)

*	Incorporated by reference, as indicated
†	Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONEMOR PARTNERS L.P.

	By:	StoneMor GP LLC, its General Partner

May 15, 2006		By:	/s/ LAWRENCE MILLER
Lawrence Miller
Chief Executive Officer, President and
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ LAWRENCE MILLER Lawrence Miller (Principal Executive Officer)	Chief Executive Officer, President and Chairman of the Board	May 15, 2006

/s/ WILLIAM R. SHANE William R. Shane (Principal Financial Officer)	Executive Vice President, Chief Financial Officer and Director	May 15, 2006

/S/ PAUL WAIMBERG Paul Waimberg (Principal Accounting Officer)	Vice President—Finance	May 15, 2006

/s/ ALLEN R. FREEDMAN	Director	May 15, 2006

/s/ PETER K. GRUNEBAUM	Director	May 15, 2006

/S/ ROBERT B. HELLMAN, JR. Robert B. Hellman, Jr.	Director	May 15, 2006

/s/ MARTIN R. LAUTMAN, PH.D. Martin R. Lautman, Ph.D.	Director	May 15, 2006

/s/ FENTON R. TALBOTT	Director	May 15, 2006

/s/ JEFFREY A. ZAWADSKY Jeffrey A. Zawadsky	Director	May 15, 2006

/s/ HOWARD L. CARVER Howard L. Carver	Director	May 15, 2006

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Limited Partnership of StoneMor Partners L.P. (incorporated by reference to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 9, 2004 (Exhibit 3.1)).

3.2	First Amended and Restated Agreement of Limited Partnership of StoneMor Partners L.P., dated as of September 20, 2004 (incorporated by reference to Exhibit 3.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004)

4.1	Note Purchase Agreement by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, each of the subsidiaries listed on the signature pages thereof and SFT I, Inc., The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company, dated as of September 20, 2004 (incorporated by reference to Exhibit 4.1 of Registrants Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004)

4.1.1	First Amendment to Note Purchase Agreement by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, each of the subsidiaries listed on the signature pages thereof and SFT I, Inc., The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company, dated as of November 12, 2004 (incorporated by reference to Exhibit 4.1.1 of Registrant’s Annual Report on Form 10-K for its year ended December 31, 2004)

10.1	Credit Agreement by and among StoneMor Operating LLC, StoneMor GP LLC, StoneMor Partners L.P., various additional borrowers, various lending institutions and Fleet National Bank, dated September 20, 2004. (incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004)

10.2	Contribution, Conveyance and Assumption Agreement, by and among StoneMor Partners L.P., StoneMor GP LLC, CFSI LLC, StoneMor Operating LLC, dated as of September 20, 2004 (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004)

10.3	StoneMor Partners L.P. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004)

10.4	Omnibus Agreement by and among McCown De Leeuw & Co. IV, L.P., McCown De Leeuw & Co. IV Associates, L.P., MDC Management Company IV, LLC, Delta Fund LLC, Cornerstone Family Services LLC, CFSI LLC, StoneMor Partners L.P., StoneMor GP LLC, StoneMor Operating LLC, dated as of September 20, 2004 (incorporated by reference to Exhibit 10.4 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004)

10.5	Employment Agreement by and between StoneMor GP LLC and Lawrence Miller, effective as of September 20, (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004)

10.6	Employment Agreement by and between StoneMor GP LLC and William R. Shane, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.6 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004)

10.7	Employment Agreement by and between StoneMor GP LLC and Michael L. Stache, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.7 of Registrants Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004)

10.8	Employment Agreement by and between StoneMor GP LLC and Robert Stache, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.8 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004)

Exhibit Number	Description
10.9	Form of Indemnification Agreement by and between StoneMor GP LLC and Lawrence Miller, Robert B. Hellman, Jr., Fenton R. Talbott, Jeffery A. Zawadsky, Martin R. Lautman, William R. Shane, Allen R. Freedman, effective September 20, 2004 (incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004)

10.10	Intercreditor and Collateral Agency Agreement by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, various subsidiaries, various lenders and noteholders and Fleet National Bank, dated September 20, 2004(incorporated by reference to Exhibit 10.10 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004)

10.11	Directors compensation (incorporated by reference to Item 1.01 of Registrant’s Current Report on Form 8-K filed on August 9, 2005)

10.12	Amendment to StoneMor Partners L.P. Long-Term Incentive Plan (incorporated by reference to Item 8.01 of Registrant’s Current Report on Form 8-K filed on November 18, 2005)

10.13	Asset purchase and Sale Agreement by and between StoneMor Partners L.P. and SCI Funeral Services, Inc., an Iowa corporation (“SCI”) and a wholly-owned subsidiary of Service Corporation International, a Texas corporation, joined by certain of SCI’s direct and indirect subsidiary entities, effective October 13, 2005 (incorporated by reference to to Item 1.01 of Registrant’s Current Report on Form 8-K filed on October 13, 2005)

10.14	Registration Rights Agreement by and between StoneMor Partners L.P. and SCI Funeral Services, Inc., an Iowa corporation (“SCI”) and a wholly-owned subsidiary of Service Corporation International, a Texas corporation, joined by certain of SCI’s direct and indirect subsidiary entities, effective November 1, 2005 (incorporated by reference to to Item 1.01 of Registrant’s Current Report on Form 8-K filed on November 2, 2005)

21.1	Subsidiaries of Registrant

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer President and Chairman of the Board of Directors

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of William R. Shane, Executive Vice President and Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith)

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of William R. Shane, Executive Vice President and Chief Financial Officer (furnished herewith)