Form 10-Q
period 2006-03-31
STONEMOR PARTNERS LP
filed 2006-06-01
CIK 1286131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2006

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

Not Applicable

(Former name or former address, if changed since last report)

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

The number of the registrant’s outstanding common units at May 9, 2006 was 4,520,734.

Index – F orm 10-Q

Part I – Financial Information

Item 1. Financial Statements

StoneMor Partners L.P.

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	December 31, 2005	March 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,925	$6,724
Accounts receivable, net of allowance	29,991	29,805
Prepaid expenses	2,420	2,516
Other current assets	1,316	2,211

Total current assets	40,652	41,256

LONG-TERM ACCOUNTS RECEIVABLE - net of allowance	33,672	33,185
CEMETERY PROPERTY	164,772	163,433
PROPERTY AND EQUIPMENT, net of accumulated depreciation	27,091	25,864
MERCHANDISE TRUSTS, restricted, at fair value	113,432	115,935
PERPETUAL CARE TRUSTS, restricted, at fair value	136,719	141,188
DEFERRED FINANCING COSTS - net of accumulated amortization	1,985	1,799
DEFERRED SELLING AND OBTAINING COSTS	30,554	31,352
OTHER ASSETS	1,958	1,998

TOTAL ASSETS	$550,835	$556,010

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$7,461	$5,995
Accrued interest	260	222
Current portion, long-term debt	641	382

Total current liabilities	8,362	6,599

LONG-TERM DEBT	86,304	87,675
DEFERRED CEMETERY REVENUES, net	167,844	172,992
MERCHANDISE LIABILITY	42,621	41,877

TOTAL LIABILITIES	305,131	309,143

COMMITMENTS AND CONTINGENCIES
NON-CONTROLLING INTEREST IN PERPETUAL CARE TRUSTS	136,719	141,188

PARTNERS’ EQUITY
General partner	1,537	1,470
Limited partners:
Common	72,750	71,078
Subordinated	34,698	33,131

Total partners’ equity	108,985	105,679

TOTAL LIABILITIES AND PARTNERS’ EQUITY	$550,835	$556,010

See Accompanying Notes to the Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statement of Operations

(in thousands, except unit data)

(unaudited)

	Three months ended March 31,
	2005	2006
Revenues:
Cemetery	$20,345	$25,192
Funeral home	621	1,460

Total revenues	20,966	26,652

Costs and Expenses:
Cost of goods sold (exclusive of depreciation shown separately below):
Land and crypts	963	1,447
Perpetual care	615	736
Merchandise	1,279	1,273
Cemetery expense	4,717	5,636
Selling expense	4,191	5,647
General and administrative expense	2,378	3,064
Corporate overhead	3,075	3,808
Depreciation and amortization	845	821
Funeral home expense	434	1,093

Total cost and expenses	18,497	23,525

OPERATING PROFIT	2,469	3,127

INTEREST EXPENSE	1,581	1,733

INCOME BEFORE INCOME TAXES	888	1,394

INCOME TAXES:
State	40	143
Federal	180	310

Total income taxes	220	453

NET INCOME	$668	$941

General partner’s interest in net income for the period	$13	$19

Limited partners’ interest in net income for the period
Common	$327	$476
Subordinated	$327	$446

Net income per limited partner unit (basic and diluted)	$.08	$.11

Weighted average number of limited partners’ units outstanding (basic and diluted)	8,480	8,760

See Accompanying Notes to the Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statement of

Partners’ Equity

(in thousands)

(unaudited)

	Partners’ Capital
	Limited Partners			General Partner
	Common	Subordinated	Total		Total
Balance, December 31, 2005	$72,750	$34,698	$107,448	$1,537	108,985

Net Income	476	446	922	19	941

Cash distribution	(2,148)	(2,013)	(4,161)	(86)	(4,247)

Balance, March 31, 2006	$71,078	$33,131	$104,209	$1,470	$105,679

See Accompanying Notes to the Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statement of Cash Flows

(in thousands)

(unaudited)

	Three months ended March 31,
	2005	2006
OPERATING ACTIVITIES:
Net income	$668	$941
Adjustments to reconcile net income to net cash provided by operating activities:
Cost of lots sold	802	1,043
Depreciation and amortization	845	821
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	830	280
Allowance for doubtful accounts	—	397
Merchandise trust fund	1,958	(1,513)
Prepaid expenses	(839)	(96)
Other current assets	(175)	(339)
Other assets	(4)	(38)
Accounts payable and accrued and other liabilities	(1,884)	(1,558)
Deferred selling and obtaining costs	(536)	(798)
Deferred cemetery revenue	3,266	4,061
Merchandise liability	(1,589)	(765)
Other	—	207

Net cash provided by operating activities	3,342	2,643

INVESTING ACTIVITIES:
Cost associated with potential acquisitions	—	(464)
Additions to cemetery property	(227)	(878)
Divestiture of funeral home	—	2,091
Additions to property and equipment	(746)	(458)

Net cash provided by (used in) investing activities	(973)	291

FINANCING ACTIVITIES:
Cash distribution	(4,438)	(4,247)
Additional borrowings on long-term debt	—	1,400
Repayments of long-term debt	—	(288)

Net cash provided by (used in) financing activities	(4,438)	(3,135)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,069)	(201)
CASH AND CASH EQUIVALENTS - Beginning of period	14,474	6,925

CASH AND CASH EQUIVALENTS - End of period	$12,405	$6,724

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$1,576	$1,772

Cash paid during the period for income taxes	$671	$1,671

See Accompanying Notes to the Condensed Consolidated Financial Statements.

1. NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. StoneMor Partners L.P. (“StoneMor”, the “Partnership” or the Company) headquartered in Bristol, Pennsylvania, is an owner and operator of cemeteries in the United States, with 154 cemeteries and 13 funeral homes in 13 states. StoneMor is the only publicly traded deathcare company structured as a partnership.

Interim Financial Data—The interim financial data are unaudited. However, in the opinion of management, the interim financial data as of March 31, 2006 and for the three months ended March 31, 2006 and 2005 include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for a full year.

Summary of Significant Accounting Policies —Significant accounting policies followed by the Company, as summarized below, are in conformity with accounting principles generally accepted in the United States of America.

Principles of Consolidation—The condensed consolidated financial statements include the accounts of each of the Company’s subsidiaries. These statements also include the accounts of the merchandise and perpetual care trusts in which the Company has a variable interest and is the primary beneficiary. The operations of the 7 managed cemeteries that the Company operates under long-term management contracts are also consolidated in accordance with the provisions of Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 46 revised (FIN 46R), Consolidation of Variable Interest Entities: an Interpretation of Accounting Research Bulletin (ARB) No. 51.

Total revenues derived from the cemeteries under long term management contracts totaled approximately $5.1 million and $5.9 million for the three months ended March 31, 2005 and 2006, respectively.

Cemetery Operations—Sales of at-need cemetery interment rights, merchandise and services are recognized when the service is performed or merchandise is delivered. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (SAB No. 104), and the retail land sales provisions of Statement of Financial Accounting Standards No. 66, Accounting for the Sale of Real Estate (SFAS No. 66), revenues from pre-need sales of burial lots and constructed mausoleum crypts and lawn crypts are deferred until at least 10% of the sales price has been collected. At the time of the sale, an allowance for customer cancellations is established, which reduces the amount of accounts receivable, net and deferred cemetery revenues, net or cemetery revenue recognized, based on management’s estimates of expected cancellations and historical experiences. Historically, the cancelled contracts represent approximately 10% of the pre-need sales (based on contract dollar amounts). Revenues from the pre-need sale of unconstructed mausoleum and lawn crypts are deferred until at least 10% of the sales price has been collected, at which point revenues are recognized using the percentage-of-completion method of accounting, also in accordance with SFAS No. 66. Revenues related to the pre-need sale of merchandise and services are deferred until such merchandise is delivered (title has transferred to the customer and the merchandise is either installed or stored, at the direction of the customer, at the vendor’s warehouse or a third-party warehouse at no additional cost to us) or such services are performed.

The Company also defers certain pre-need cemetery and prearranged funeral direct obtaining costs that vary with and are primarily related to the acquisition of new pre-need cemetery and prearranged funeral business. Such costs are accounted for under the provisions of SFAS No. 60, Accounting and Reporting by Insurance Enterprises (SFAS No. 60), and are expensed as revenues are recognized.

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

The Company records a merchandise liability at the time it enters into a pre-need contract with a customer at the estimated cost to purchase the merchandise or provide the service. The merchandise liability is reduced when payment for the merchandise is made by the Company and title to the merchandise is transferred to the customer. The merchandise liability is also reduced when the contracted service is performed by the Company. Allowances for customer cancellations arising from non-payment are provided at the date of sale based upon management’s estimates of expected cancellations and historical experience. Actual cancellation rates in the future may result in a change in estimate. Actual cancellations did not vary significantly from the estimates of expected cancellations at March 31, 2005 and March 31, 2006.

Pursuant to state law, a portion of the proceeds from cemetery merchandise or services sold on a pre-need basis is required to be paid into merchandise trusts. The Company defers investment earnings generated by the assets in these merchandise trusts (including realized gains and losses) until the associated merchandise is delivered or the services are performed. The fair value of the funds held in merchandise trusts at December 31, 2005 and March 31, 2006 was approximately $113.4 million and $115.9 million, respectively (see Note 5). A portion of the proceeds from the sale of cemetery property is required by state law to be paid into perpetual care trusts. Earnings from the perpetual care trusts are recognized in current cemetery revenues and are used to defray cemetery maintenance costs, which are expensed as incurred. Funds held in perpetual care trusts at December 31, 2005 and March 31, 2006 were $136.7 million and $141.2 million, respectively (see Note 6).

Cash and Cash Equivalents—The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Concentration of Credit Risk—The Company’s revenues and accounts receivable relate to the sale of products and services to a customer base that is almost entirely concentrated in the states where the Company has cemeteries and funeral homes. The Company retains a security interest in any merchandise sold pursuant to the pre-need contracts. The condensed consolidated balance sheets contain a provision for cancellations arising from non-payment in amounts determined based on historical experience and the judgment of Company’s management.

Inventories—Inventories, classified as other current assets on the Company’s condensed consolidated balance sheets, include cemetery and funeral home merchandise and are valued at the lower of cost or net realizable value. Cost is determined primarily on a specific identification basis on a first-in, first-out basis. Inventories were approximately $1.0 million and $1.2 million at December 31, 2005 and March 31, 2006, respectively.

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

For the three months ended March 31, 2005 and 2006, depreciation expense was $0.8 million and $0.8 million, respectively.

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

New Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (FAS 123R), which replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation” (FAS 123) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under FAS 123, no longer will be an alternative to financial statement recognition. We are required to adopt FAS 123R on January 1, 2006. Under FAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption

In March 2004, the FASB issued Emerging Issues Task Force (“EITF”) 03-1, “Impairment and Its Application to Certain Investments.” EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued Staff Position EITF 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investments and securities that are impaired. In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, and directed the staff to issue proposed FSP EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-01”, as final. The final FSP (retitled FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”) replaces the guidance set forth in paragraphs 10-18 of EITF Issue 03-1 with reference to existing other-than-temporary impairment guidance. FSP FAS 115-1 is effective for other-than-temporary analyses conducted in periods beginning after December 15, 2005. This pronouncement as it relates to the Company’s trusts did not have a current impact on the condensed consolidated financial statements of the Company.

In May 2005, the Financial Accounting Standards Board (“FASB”) released Statement of Financial Accounting Standard (“SFAS”) No. 154, Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3, (“FAS 154”). FAS 154 requires retrospective application to prior periods’ financial statements for any changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of FAS 154 will depend on the nature and extent of any voluntary accounting changes or error corrections after the effective date. At March 31, 2006 this statement did not have an impact on the Company’s condensed consolidated financial statements.

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140” (SFAS 155). SFAS 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS 140). This Statement also resolves issues addressed in Statement No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133. SFAS 140 is amended to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued during fiscal years beginning after September 15, 2006 (January 1, 2007 for us). We do not expect this statement to have a material impact on our consolidated financial statements.

Use of Estimates—Preparation of these condensed consolidated financial statements requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenue and expense during the reporting periods. As a result, actual results could differ from those estimates. The most significant estimates in the financial statements are the allowance for cancellations, merchandise liability, deferred margin, deferred merchandise trust investment earnings, deferred obtaining costs and income taxes. Deferred margin and deferred merchandise trust investment earnings are included in deferred cemetery revenues, net, on the condensed consolidated balance sheets.

Segment Reporting and Related Information—The Company has one reportable segment, death care services.

Disclosure of reported segment revenue:

	Three Months Ended March 31,
	2005	2006
	(in thousands)
Revenues:
Cemetery:
Sales	$11,277	$15,003
Services and other	5,331	6,921
Investment, including realized gains from merchandise trusts and receivables	2,782	2,832
Deferred margin, recognized	955	436

	20,345	25,192
Funeral home revenues	621	1,460

Total revenues	$20,966	$26,652

2. LONG-TERM ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

Long-term accounts receivable, net, consist of the following:

	December 31, 2005	March 31, 2006
	(in thousands)
Customer receivables	$80,755	$81,742
Unearned finance income	(7,831)	(8,264)
Allowance for contract cancellations	(9,261)	(10,488)

	63,663	62,990
Less: current portion - net of allowance	29,991	29,805

Long-term portion - net of allowance	$33,672	$33,185

Activity in the allowance for contract cancellations is as follows:

	December 31, 2005	March 31, 2006
	(in thousands)
Balance - Beginning of period	$8,948	$9,261
Provision for cancellations	6,490	2,131
Charge-offs - net	(6,177)	(904)

Balance - End of period	$9,261	$10,488

3. CEMETERY PROPERTY

Cemetery property consists of the following:

	December 31, 2005	March 31, 2006
	(in thousands)
Developed land	$21,165	$20,663
Undeveloped land	110,556	109,583
Mausoleum crypts and lawn crypts	33,051	33,187

Total	$164,772	$163,433

4. PROPERTY AND EQUIPMENT

Major classes of property and equipment follow:

	December 31, 2005	March 31, 2006
	(in thousands)
Building and improvements	$26,242	$25,483
Furniture and equipment	20,784	20,928

	47,026	46,411
Less: accumulated depreciation	(19,935)	(20,547)

Property and equipment - net	$27,091	$25,864

5. PRE-NEED MERCHANDISE AND SERVICES AND MERCHANDISE TRUSTS.

Cemetery—In connection with the pre-need sale of cemetery interment rights, merchandise and services, the customer typically enters into an installment contract with the Company. The contract is usually for a period not to exceed 60 months with payments of principal and interest required. Interest is imputed for contracts that do not bear a market rate of interest (at a rate of 6.75% during the year ended December 31, 2005 and 8.75% during the three months ended March 31, 2006). The Company establishes an allowance for cancellations due to non-payment at the date of sale based on historic experience and management’s estimates. The allowance is reviewed quarterly and changes in estimates are reflected for current and prior contracts as a result of recent cancellation experience. Actual cancellation rates in the future may result in a change in estimate.

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

At December 31, 2005, the cost and market value associated with the assets held in merchandise trusts follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
	(In Thousands)
Short-term investment	$11,651	$—	$—	$11,651
Fixed maturities:
U.S. Government and federal agency	2,408	1	(48)	2,361
U.S. State and local government agency	1,946	1	(10)	1,937
Corporate debt securities	4,113	10	(133)	3,990
Other debt securities	47,212	59	(759)	46,512

Total fixed maturities	55,679	71	(950)	54,800

Equity securities	47,944	1,192	(2,155)	46,981

Total	$115,274	$1,263	$(3,105)	$113,432

At March 31, 2006, the cost and market value associated with the assets held in merchandise trusts follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
	(In Thousands)
Short-term investment	$9,794	$—	$—	9,794
Fixed maturities:
U.S. Government and federal agency	3,269	6	(58)	3,217
U.S. State and local government agency	2,283	7	(75)	2,215
Corporate debt securities	4,067	27	(90)	4,004
Other debt securities	44,557	—	(1,067)	43,490

Total fixed maturities	54,176	40	(1,290)	52,926

Equity securities	52,721	2,075	(1,581)	53,215

Total	$116,691	$2,115	$(2,871)	$115,935

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at March 31, 2006 is presented below:

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Fixed maturities:
U.S. Government and federal agency	$1,248	$16	$1,010	$42	$2,258	$58
U.S. State and local government agency	300	1	999	74	1,299	75
Corporate debt securities	1,112	37	1,648	52	2,760	89
Other debt securities	9,096	273	24,382	795	33,478	1,068

Total fixed maturities	11,756	327	28,039	963	39,795	1,290

Equity securities	12,589	859	10,645	722	23,234	1,581

Total	$24,345	$1,186	$38,684	$1,685	$63,029	$2,871

The Company considers various factors when considering if a decline in fair value of an asset is other than temporary, including but not limited to the length of time and magnitude of the unrealized loss; the volatility of the investment; the credit ratings of the issuers of the investments; and the Company’s intentions to sell or ability to hold the investments. At March 31, 2006, the Company has concluded that the declines in the fair values of the Company’s investments in fixed maturities and equity securities held by the merchandise trusts are temporary.

The company deposited $3,519 and $4,307 and withdrew $7,992 and $5,164 from the trusts during the three month period ended March 31, 2005 and 2006, respectively. During the three months ended March 31, 2005, purchase and sales of securities available for sale included in trust investments were $115,088 and $118,493, respectively. During the three months ended March 31, 2006, purchase and sales of securities available for sale included in trust investments were $22,794 and $20,925, respectively.

Funeral Home—Prearranged funeral home services provide for future funeral home services generally determined by prices prevailing at the time that the contract is signed. A portion of the payments made under funeral home pre-need contracts is placed in funeral trusts. Amounts used to defray the initial cost of administration are not placed in trust. The balance of the amounts in the trusts totaled approximately $1.6 million at December 31, 2005 and approximately $1.6 million at March 31, 2006 and are included within the merchandise trusts above. Funeral trust principal, together with investment earnings retained in trust, are deferred until the service is performed. Upon performance of the contracted funeral home service, the Company recognizes the funeral trust principal amount together with the accumulated trust earnings as funeral home revenues.

6. PERPETUAL CARE TRUSTS.

At December 31, 2005, the cost and market value associated with the assets held in perpetual care trust follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
	(In Thousands)
Short-term investment	$13,400	$—	$—	$13,400
Fixed maturities:
U.S. Government and federal agency	3,988	9	(69)	3,928
U.S. State and local government agency	1,673	11	(13)	1,671
Corporate debt securities	14,609	212	(271)	14,550
Other debt securities	66,392	535	(300)	66,627

Total fixed maturities	86,662	767	(653)	86,776

Equity Securities	34,993	1,882	(332)	36,543

Total	$135,055	$2,649	$(985)	$136,719

At March 31, 2006, the cost and market value associated with the assets held in perpetual care trust follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
	(In Thousands)
Short-term investment	$14,251	$—	$—	$14,251
Fixed maturities:
U.S. Government and federal agency	3,952	12	(78)	3,886
U.S. State and local government agency	2,413	40	(26)	2,427
Corporate debt securities	14,077	230	(158)	14,149
Other debt securities	65,913	1,977	(399)	67,491

Total fixed maturities	86,355	2,259	(661)	87,953

Equity Securities	35,390	3,788	(194)	38,984

Total	$135,996	$6,047	$(855)	$141,188

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at March 31, 2006 held in perpetual care trusts is presented below:

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Fixed maturities:
U.S. Government and federal agency	$1,318	$18	$1,393	$50	$2,711	$68
U.S. State and local government agency	390	8	558	19	948	27
Corporate debt securities	5,473	109	2,193	58	7,666	167
Other debt securities	13,671	399	—	—	13,671	399

Total fixed maturities	20,852	534	4,144	127	24,996	661

Equity Securities	1,263	18	7,743	176	9,006	194

Total	$22,115	$552	$11,887	$303	$34,002	$855

The Company considers various factors when considering if a decline in fair value of an asset is other than temporary, including but not limited to the length of time and magnitude of the unrealized loss; the volatility of the investment; the credit ratings of the issuers of the investments; and the Company’s intentions to sell or ability to hold the investments. At March 31, 2006, the Company has concluded that the declines in the fair values of the Company’s investments in fixed maturities and equity securities held in perpetual care trusts are temporary.

The company deposited $892 and $1,026 and withdrew $1,911 and $2,198 from the trusts during the three months ended March 31, 2005 and 2006, respectively. During the three months ended March 31, 2005, purchase and sales of securities available for sale included in trust investments were $38,538 and $36,457, respectively. During the three months ended March 31, 2006, purchase and sales of securities available for sale included in trust investments were $10,710 and $8,889, respectively.

The Company recorded income from perpetual care trusts of $1.7 million for the three months ended March 31, 2005 and $1.9 million during the same period of 2006. This income is classified as cemetery revenues in the consolidated statements of operations.

7. LONG-TERM DEBT

The following is a summary of debt outstanding at:

	December 31, 2005	March 31, 2006
	(In Thousands)
Insurance premium financing, due in installments through September 2006 (4.75%)	437	218
Covenants not to compete due through August 2007 (non-interest bearing)	258	189
Acquisition Credit Line, due September 2008 (interest rate - Libor + 3.5%)	5,250	5,250
Revolving Credit Line, due September 2007 (interest rate - Libor + 3.5%)	1,000	2,400
Senior secured notes, due 2009 (interest rate - 7.66%)	80,000	80,000

Total	86,945	88,057
Less current portion	641	382

Long-term portion	$86,304	$87,675

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

On September 20, 2004, concurrent with the closing of the Partnership’s initial public offering, StoneMor Operating LLC and its subsidiaries entered into a new $35.0 million credit facility with a group of banks. This credit facility consists of a $12.5 million revolving credit line and a $22.5 million acquisition line of credit. Borrowings under the revolving credit line are due and payable on September 20, 2007, and borrowings under the acquisition line of credit are due and payable on September 20, 2008. Depending on the type of loan, this credit facility bears interest at the Base Rate or the Eurodollar Rate, plus applicable margins ranging from 0.00% to 1% and 2.5% to 3.5% per annum, respectively, depending on our ratio of total debt to consolidated EBIDTA, as defined. The Base Rate is the higher of the federal funds rate plus 0.05% or the prime rate announced by Fleet National Bank, a Bank of America Company. The Eurodollar Rate is to be determined by the administrative agent according to the credit facility. As of March 31, 2006, we had outstanding borrowings of $2.4 million under our revolving credit line. As of March 31, 2006, we had $5.25 million outstanding under our acquisition line of credit which we borrowed for the acquisition of 22 cemeteries and 6 funeral homes from Service Corporation International in November 2005.

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

The agreements governing the revolving credit facility, the acquisition line of credit and the senior secured notes contain restrictive covenants that, among other things, prohibit distributions upon defined events of default, restrict investments and sales of assets and require us to maintain certain financial covenants, including specified financial ratios. As of March 31, 2006, the Company received a waiver which extended the time allowed to meet the requirement that we deliver 2005 annual audited financial statements within 95 days of 2005 fiscal year end to 155 days from 2005 fiscal year end. The Company delivered the 2005 audited financial statements on May 15, 2006, within the extended deadline.

Deferred financing costs as of March 31, 2006 consisted of approximately $2.9 million of debt issuance costs, less accumulated amortization of approximately $1.1million. These costs were incurred in connection with the issuance of the Company’s senior secured notes during September 2004.

8. INCOME TAXES

As of December 31, 2005, the Company’s taxable corporate subsidiaries had a federal net operating loss carryover of approximately $35.4 million, which will begin to expire in 2019. As of December 31, 2005, the Company also had a state net operating loss carry-forward of approximately $46.0 million, a portion of which expires annually.

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

The provision for income taxes for the three months ended March 31, 2005 and 2006 is based upon the estimated annual effective tax rates expected to be applicable to the Company for 2005 and 2006, respectively.

9. DEFERRED CEMETERY REVENUES – NET

In accordance with SAB No. 104, the Company defers the revenues and all direct costs associated with the sale of pre-need cemetery merchandise and services until the merchandise is delivered or the services are performed. The Company also defers the costs to obtain new pre-need cemetery and new prearranged funeral business as well as the investment earnings on the prearranged services and merchandise trusts (see Note 1). At December 31, 2005 and March 31, 2006, deferred cemetery revenues, net, consisted of the following:

	December 31, 2005	March 31, 2006
	(In Thousands)
Deferred cemetery revenue	$136,299	$139,919
Deferred merchandise trust revenue	20,166	22,587
Deferred pre-acquisition margin	32,151	31,715
Deferred cost of good sold	(20,772)	(21,229)

Deferred Cemetery Revenues, net	$167,844	$172,992

Deferred selling and obtaining costs	$30,554	$31,352

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

Leases—At March 31, 2006, the Company was committed to operating lease payments for premises, automobiles and office equipment under various operating leases with initial terms ranging from one to five years and options to renew at varying terms. Expenses under operating leases were $0.4 million for the three months ended March 31, 2006 and for the three months ended March 31, 2005.

At March 31, 2006, operating leases will result in future payments in the following approximate amounts:

(in thousands)
2006	$401
2007	457
2008	418
2009	395
20010	365
Thereafter	1,124

Total	$3,160

Tax Indemnification—CFSI LLC (formerly Cornerstone Family Services, Inc, the Company’s predecessor) has agreed to indemnify the Company for all federal, state and local income tax liabilities attributable to the operation of the assets contributed by CFSI LLC to us prior to September 20, 2004. CFSI LLC has also agreed to indemnify us against additional income tax liabilities, if any, that arise from the consummation of the transactions related to our formation in excess of those believed to result at the time of the closing of our initial public offering. CFSI LLC has also agreed to indemnify us against the increase in income tax liabilities of our corporate subsidiaries resulting from any reduction or elimination of our net operating losses to the extent those net operating losses are used to offset any income tax gain or income resulting from the prior operation of the assets of CFSI LLC contributed to us, or from our formation transactions in excess of such gain or income believed to result at September 20, 2004.

Management Contract- As of March 31, 2006, one of the management contracts under which we operate one of our locations is in negotiation for renewal. The Company consolidates this location in accordance with FIN

46R (see Note 1.). We are continuing to operate under the terms and conditions of the old agreement. In the event that we do not negotiate a new contract we will discontinue consolidating this entity and our investment will be evaluated for recoverability. If it is determined to be impaired, we would record a non-cash charge of approximately $0.3 million. For the years ended December 31, 2003, 2004 and 2005 we received $154,000, $190,527 and $164,930 in net management fees from this location. Additionally, we will be required to evaluate the collectibility of an intercompany receivable in the amount of approximately $0.7 million, which may increase the amount of the non-cash charge.

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

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, including, but not limited to, information regarding the status and progress of StoneMor’s operating activities, the plans and objectives of StoneMor’s management, assumptions regarding StoneMor’s future performance and plans, and any financial guidance provided, as well as certain information in other filings with the SEC and elsewhere, are forward-looking statements within the meaning of Section 27A(i) of the Securities Act of 1933 and Section 21E(i) of the Securities Exchange Act of 1934. The words “believe,” “may,” “will,” “estimate,” “continues,” “anticipate,” “intend,” “project,” “expect “predict,” and similar expressions identify these forward-looking statements. These forward-looking statements are made subject to certain risks and uncertainties that could cause actual results to differ materially from those stated, including, but not limited to, the following: uncertainties associated with the delisting of StoneMor’s common units from the Nasdaq National Market; future revenue and revenue growth; the impact of StoneMor’s significant leverage on its operating plans; the ability of StoneMor to service its debt; StoneMor’s ability to attract, train and retain an adequate number of sales people; uncertainties associated with the volume and timing of pre-need sales of cemetery services and products; variances in death rates; variances in the use of cremation; changes in the political or regulatory environments, including potential changes in tax accounting and trusting policies; StoneMor’s ability to successfully implement a strategic plan relating to producing operating improvement, strong cash flows and further deleveraging; uncertainties associated with the integration or the anticipated benefits of the acquisition of assets in November 2005, information disclosed within this Quarterly Report on Form 10-Q; and various other uncertainties associated with the deathcare industry and StoneMor’s operations in particular.

When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and this Quarterly Report on Form 10-Q. We assume no obligation to publicly update or revise any forward-looking statements made herein or any other forward-looking statements made by us, whether as a result of new information, future events or otherwise.

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

Cornerstone was founded in 1999 by members of our management team and a private equity investment firm, which we refer to as McCown De Leeuw, in order to acquire a group of 123 cemetery properties and 4 funeral homes. Since that time, Cornerstone acquired 32 additional cemeteries and eight funeral homes, built two funeral homes and sold one cemetery and one funeral home.

Initial Public Offering. On September 20, 2004, StoneMor completed its initial public offering of 3,675,000 common units at a price of $20.50 per unit representing a 42.5% interest in us. On September 23, 2004, StoneMor sold an additional 551,250 common units to the underwriters in connection with the exercise of their over-allotment option and redeemed an equal number of common units from CFSI LLC at a cost of $5.3 million, making a total of 4,239,782 common units outstanding. Total gross proceeds from these sales were $86.6 million, before offering costs and underwriting discounts. The net proceeds to the Partnership, after deducting underwriting discounts but before paying offering costs, from these sales of common units was $80.8 million. Concurrent with the initial public offering, the Partnership’s wholly owned subsidiary, StoneMor Operating LLC, and its subsidiaries, all as borrowers, issued and sold $80.0 million in aggregate principal amount of senior secured notes in a private placement and entered into a $12.5 million revolving credit facility and a $22.5 million acquisition facility with a group of banks. The net proceeds of the initial public offering and the sale of senior secured notes were used to repay the debt and associated accrued interest of approximately $135.1 million of CFSI LLC and $15.7 million of fees and expenses associated with the initial public offering and the sale of senior secured notes. The remaining funds have been used for general partnership purposes, including the construction of mausoleum crypts and lawn crypts, the purchases of equipment needed to install burial vaults and the acquisition of cemetery and funeral home locations.

We are an owner and operator of cemeteries in the United States of America. As of March 31, 2006, the Company operated 154 cemeteries in 13 states, located primarily in the eastern United States of America. The Company owns 147 of these cemeteries and operates the remaining 7 under long-term management agreements with cemetery associations that own the cemeteries. As a result of the agreements and other control arrangements, StoneMor consolidates the results of the 7 managed cemeteries in our historical consolidated financial statements.

StoneMor sells cemetery products and services both at the time of death, which the Company refers to as at-need, and prior to the time of death, which the Company refers to as pre-need. During the first three months of 2006, StoneMor performed over 6,300 burials and sold more then 3,400 interment rights (net of cancellations) compared to 5,900 and 2,700, respectively, for the same period of 2005.

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

Eight of our 13 funeral homes are located on the grounds of cemeteries that we own. As a result, we are able to combine certain general and administrative expenses that relate to both the cemetery and the funeral home at the same location. Our other funeral home operating expenses consist primarily of compensation to our funeral directors and the cost of caskets.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on the historical consolidated financial statements of StoneMor. We prepared these financial statements in conformity with Accounting Principles Generally Accepted in the United States of America. The preparation of these financial statements required us to make estimates, judgments and assumptions that affected the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We based our estimates, judgments and assumptions on historical experience and known facts and other assumptions that we believed to be reasonable under the circumstances. In future periods, we expect to make similar estimates, judgments and assumptions on the same basis as we have historically. Our actual results in future periods may differ from these estimates under different assumptions and conditions. We believe that the following accounting policies or estimates had or will have the greatest potential impact on our consolidated financial statements for the periods discussed and for future periods.

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

As of December 31, 2005, Stonemor Partners L.P., and its affiliated group of corporate subsidiaries had a consolidated federal net operating loss carryover of approximately $35.4 million and state net operating losses of approximately $46.0 million. These federal and state net operating losses will begin to expire in 2019 and 2006, respectively, and are available to reduce future taxable income of our taxable subsidiaries that would otherwise be subject to federal income taxes. Our ability to use such federal net operating losses may be limited by changes in the ownership of our units deemed to result in an “ownership change” under the applicable provisions of the Internal Revenue Code.

For additional information about, among other things, our pre-need sales, at-need sales, trusting requirements, cash flow, expenses and operations, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the fiscal year ended December 31, 2005 and our other reports and statements filed with the SEC.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (FAS 123R), which replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation” (FAS 123) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under FAS 123, no longer will be an alternative to financial statement recognition. We are required to adopt FAS 123R on January 1, 2006. Under FAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption

In March 2004, the FASB issued Emerging Issues Task Force (“EITF”) 03-1, “Impairment and Its Application to Certain Investments.” EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued Staff Position EITF 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investments and securities that are impaired. In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, and directed the staff to issue proposed FSP EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-01”, as final. The final FSP (retitled FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”) replaces the guidance set forth in paragraphs 10-18 of EITF Issue 03-1 with reference to existing other-than-temporary impairment guidance. FSP FAS 115-1 is effective for other-than-temporary analyses conducted in periods beginning after December 15, 2005. This pronouncement as it relates to the Company’s trusts did not have current impact on net earnings.

In May 2005, the Financial Accounting Standards Board (“FASB”) released Statement of Financial Accounting Standard (“SFAS”) No. 154, Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3, (“FAS 154”). FAS 154 requires retrospective application to prior periods’ financial statements for any changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of FAS 154 will depend on the nature and extent of any voluntary accounting changes or error corrections after the effective date. At March 31, 2006 this statement did not have an impact on the Company’s condensed consolidated financial statements.

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140” (SFAS 155). SFAS 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS 140). This Statement also resolves issues addressed in Statement No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133. SFAS 140 is amended to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued during fiscal years beginning after September 15, 2006 (January 1, 2007 for us). We do not expect this statement to have a material impact on our consolidated financial statements.

Results of Operations

The following table summarizes our results of operations for the periods presented:

	Three months ended March 31,
	2005	2006
	(in thousands)
		(as restated, see Note 2)
Statement of Operations Data:
Revenues:
Cemetery	$20,345	$25,192
Funeral home	621	1,460

Total	20,966	26,652

Costs and Expenses:
Cost of goods sold:
Land and crypts	963	1,447
Perpetual care	615	736
Merchandise	1,279	1,273
Cemetery expense	4,717	5,636
Selling expense	4,191	5,647
General and administrative expense	2,378	3,064
Corporate overhead	3,075	3,808
Depreciation and amortization	845	821
Funeral home expense	434	1,093
Interest expense	1,581	1,733
Income taxes (benefit)	220	453

Net income (loss)	$668	$941

The following table presents supplemental operating data as of the periods presented:

	Three months ended March 31,
	2005	2006
Operating Data:
Interments Performed	5,978	6,372
Cemetery revenues per interment performed	$3,403	$3,947

Interment rights sold (1):
Lots	2,207	2,135
Mausoleum crypts (including pre-construction)	421	566
Niches	104	116

Total interment rights sold	2,732	2,817

Number of contracts written	10,782	13,231
Aggregate contract amount, in thousands (excluding interest)	$21,429	$28,128
Average amount per contract (excluding interest)	$1,987	$2,126

Number of pre-need contracts written	4,495	6,242
Aggregate pre-need contract amount, in thousands (excluding interest)	$13,337	$18,254
Average amount per pre-need contract (excluding interest)	$2,967	$2,924

Number of at-need contracts written	6,287	6,989
Aggregate at-need contract amount, in thousands	$8,092	$9,874
Average amount per at-need contract	$1,287	$1,413

(1)	Net of cancellations. Counts the sale of a double-depth burial lot as the sale of two interment rights.

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Cemetery Revenues. Cemetery revenues were $25.2 million in the first three months of 2006, an increase of $4.9 million, or 24.1%, as compared to $20.3 million in the first three months of 2005. Of that increase, $2.4 million or 49.0%, is related to our November 2005 acquisition of 22 cemeteries from Service Corporation International. Including the results of the acquired locations, Cemetery revenues from pre-need sales, including interest income from pre-need installment contracts and investment income from trusts, were $14.8 million in the first three months of 2006, an increase of $2.5 million, or 20.3%, as compared to $12.3 million in the first three months of 2005. The increase primarily resulted from increased mausoleum deliveries ($1.1 million), increased marker and marker base deliveries ($0.2 million), additional vault deliveries and installation ($1.7million), increased document and installation fees ($0.2 million) and increased lot sales ($0.8 million), partially offset by a decrease in casket deliveries of $1.2 million. Total revenues from merchandise and perpetual care trusts for the first three months of 2006 were $2.8 million substantially unchanged from the same period in 2005.

Including the results of the acquired locations, cemetery revenues from at-need sales in the first three months of 2006 were $9.2 million, an increase of $1.3 million, or 16.5%, as compared to $7.9 million in the first three months of 2005. The increase in cemetery revenues from at-need sales was primarily attributable to higher sales of monument bases and markers of $0.5 million, higher sales of openings and closings of $0.5 million and higher sales of at-need mausoleum spaces of $0.1 million.

Other cemetery revenues were $0.7 million in the first three months of 2006, an increase of $0.6 million, or 600.0%, from $0.1 million in the first three months of 2005. The increase in other cemetery revenues was primarily attributable to an asset sale of $0.5 million.

Costs of Goods Sold. Cost of goods sold was $3.5 million in the first three months of 2006, an increase of $0.6 million, or 20.7%, as compared to $2.9 million in the first three months of 2005. Of that increase, $0.3 million or 50.0%, is related to our November 2005 acquisition of 22 cemeteries from Service Corporation International. As a percentage of cemetery revenues, cost of goods sold was 13.7% in the first three months of 2006 a decrease of 0.3% from 14.0% in the first three months of 2005.

Selling Expense. Total selling expense was $5.6 million in the first three months of 2006, an increase of $1.4 million, or 33.3%, as compared to $4.2 million in the first three months of 2005. Of that increase, $0.5 million, or 35.7%, is related to our November 2005 acquisition of 22 cemeteries from Service Corporation International. Sales commissions and other compensation expenses contributed $4.4 million to total selling expense during the first three months of 2006, an increase of $1.2 million, or 37.5%, compared to $3.2 million in the first three months of 2005. As a percentage of pre-need sales, sales commissions and other compensation expenses were 29.7% in the first three months of 2006, as compared to 26.0% in the first three months of 2005, due to the sales mix of the contracts serviced (certain products carry higher commissions than others).

Cemetery Expense. Cemetery expense was $5.6 million in the first three months of 2006, an increase of $0.9 million, or 19.1%, as compared to $4.7 million in the first three months of 2005. Of that increase, $0.7 million, or 77.8%, is related to our November 2005 acquisition of 22 cemeteries from Service Corporation International. This increase was primarily due to an increase in cemetery labor costs of $0.2 million and the aforementioned acquisition.

General and Administrative Expense. General and administrative expense was $3.1 million in the first three months of 2006, an increase of $0.7 million, or 29.2%, as compared to $2.4 million in the first three months of 2005. Of that increase, $0.5 million, or 71.4%, is related to our November 2005 acquisition of 22 cemeteries from Service Corporation International. The additional increase was primarily attributable to an increase in office salaries of $0.1 million.

Funeral Home Revenues and Expense. Funeral home revenues were $1.5 million in the first three months of 2006, an increase of $0.9 million, or 150.0%, as compared to $0.6 million in the first three months of 2005. The primary reason for the increase was an increase in the number of services performed, 342 in the first three months of 2006 compared to 189 in the first three months of 2005. Funeral home expenses were $1.1 million in the first three months of 2006, an increase of $0.7 million, or 175%, as compared to $0.4 million in the first three months of 2005. The majority of all increases in funeral home revenue and expenses are attributable to our November, 2005 acquisition of 6 funeral homes.

Corporate Overhead. Corporate overhead was $3.8 million in the first three months of 2006, an increase of $0.7 million, or 22.6%, as compared to $3.1 million in the first three months of 2005. The increase was primarily related to an increase of $0.3 million in salaries and $0.2 in increased costs related to compliance the Sarbanes-Oxley Act of 2002.

Depreciation and Amortization. Depreciation and amortization was $0.8 million in the first three months of 2006, essentially unchanged from the first three months of 2005.

Interest Expense. Interest expense was $1.7 million in the first three months of 2006, an increase of $0.1 million, or 6.3%, as compared to $1.6 million in the first three months of 2005. This increase is attributable to $1.4 million increase in debt outstanding at March 31, 2006.

Provision (Benefit) for Income Taxes. Provision for income taxes was $0.5 million in the first three months of 2006 as compared to a provision for income taxes of $0.2 million during the first three months of 2005. The change in provision for income taxes was primarily due to the increase in operating profit attained during the first three months of 2006.

Net Income(Loss). Net income was $0.9 million during the first three months of 2006, an increase of $0.2 million, as compared to a net income of $0.7 million during the first three months of 2005. The increase in net income was primarily attributable the contribution of the new locations we added in our November, 2005 acquisition.

Deferred Cemetery Revenue, net. Deferred cemetery revenues, net, increased $5.2 million, or 3.1% in the first quarter of 2006, from $167.8 million as of December 31, 2005 to $173.0 million at March 31, 2006. In the comparable period in 2005, deferred cemetery revenues, net, increased $0.4 million, or 0.3%, from $156.0 million as of December 31, 2004 to $156.4 million as of March 31, 2005. The net increase in the quarter ended March 31, 2006 was primarily attributable to an increase in sales of pre-need cemetery products and services that were not delivered or performed in the quarter ended March 31, 2006. In the three months ended March 31, 2006, we added $14.5 million in pre-need sales of cemetery merchandise and services, net of deferred costs and cancellations, to our pre-need sales backlog which was offset by revenues recognized, net of costs, of $9.0 million, including accumulated merchandise trust earnings related to the delivery and performance of pre-need cemetery merchandise and services. In the three months ended March 31, 2005, we added $7.8 million in pre-need sales of cemetery merchandise and services, net of deferred costs and cancellations, to our pre-need sales backlog which was offset by revenues recognized, net of costs, of $6.5 million, including accumulated merchandise trust earnings related to the delivery and performance of pre-need cemetery merchandise and services.

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

Cash Flow from Operating Activities. Cash flows provided by operating activities were $2.6 million in the first three months of 2006 compared to cash flows provided by operating activities of $3.3 million during the first three months of 2005. Cash flows provided by operating activities in the first three months of 2006 decreased from the cash flows provided by operating activities in the first three months of 2005 primarily due to timing issues with cash distributed from and used to fund our merchandise trust funds. In March 2005, we received $1.5 million in income and gains from our merchandise trust funds that we normally receive in April. We anticipate receiving similar distributions in the second quarter of 2006. Additionally, one of our cemetery merchandise suppliers was retooling its production facility and did not make shipments during the first quarter ($1.5 million in cash flow). These shipments have resumed during the second quarter and we anticipate making up the shortfall during the remaining months of 2006. We were not able to receive the cash flow from all vaults installed during the first quarter of 2006 ($0.7 million), as we installed the vaults during the first quarter of 2006 that were not installed during 2005 that caused the restatement of our 2005 quarterly financial statements. This decrease in cash flows from operating activities was partially offset by increased net income earned during the first three months of 2006 and increases in merchandise liability related to the preceding factors.

Cash Flow from Investing Activities. Net cash provided by investing activities was $0.3 million in the first three months of 2006, an increase of $1.3 million, as compared to cash used in investing activities of $1.0 million in the first three months of 2005. This increase was primarily attributable to $2.1 million provided from the divestiture of one of our funeral home locations, partially offset by increased capitalized costs related to acquisition activities of $0.5 million.

Cash Flow from Financing Activities. Net cash used in financing activities was $3.1 million in the first three months of 2006 as compared to cash used in financing activities of $4.4 million in the first three months of 2005. The cash flow used in financing activities in 2006 was primarily attributable to the February unit holder distributions of $4.2 million partially offset by increased borrowings from our revolving credit facility of $1.4 million. The cash flow used in financing activities in 2005 was primarily attributable to the February unit holder distributions of $4.4 million.

Credit Facility Concurrent with the closing of our initial public offering in September 2004, StoneMor Operating LLC, which is our operating company, and its present and future subsidiaries, all as borrowers, entered into a new $35.0 million credit agreement. The credit agreement consists of a $12.5 million revolving credit facility and a $22.5 million acquisition line of credit. Borrowings under our revolving credit facility are due and payable three years after the date of the credit agreement, and borrowings under the acquisition facility are due and payable four years after the date of the credit agreement. We may prepay all loans under the credit agreement at any time without penalty, although our acquisition line may be subject to hedging arrangements with attendant termination fees. Any amounts repaid on the acquisition line cannot be reborrowed. We are required to reduce borrowings under our revolving credit facility that are designated for the purpose of funding a regularly scheduled quarterly distribution to the unitholders to not more than $5.0 million for a period of at least 30 consecutive days at least once during each consecutive 12-month period prior to the maturity of the revolving credit facility. As of March 31, 2006, we had outstanding borrowings of $2.4 million under our revolving credit line. As of March 31, 2006, we had $5.25 million outstanding under our acquisition line of credit that we borrowed for the acquisition of 22 cemeteries and 6 funeral homes from Service Corporation International in November 2005.

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

The credit agreement was amended in November 2004 to amend the leverage ratio from 3.5 to 1 to 3.75 to 1 until September 30, 2005 at which time it reverted back to 3.5 to 1. As of March 31, 2006, we received a waiver which extended the time allowed to meet the requirement that we deliver 2005 annual audited financial statements within 95 days of 2005 fiscal year end to 155 days from 2005 fiscal year end. We delivered the 2005 audited financial statements on May 15, 2006, within the extended deadline.

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

The note purchase agreement was amended in November 2004 to amend the leverage ratio from 3.5 to 3.75 to 1 until September 30, 2005 at which time it reverted back to 3.5 to 1.

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

Capital Expenditures

The following table summarizes total maintenance capital expenditures and expansion capital expenditures, including for the construction of mausoleums and for acquisitions, for the periods presented (in thousands):

	Three Months Ended March 31,
	2005	2006
Maintenance capital expenditures	$746	$922
Expansion capital expenditures	227	878

Total capital expenditures	$973	$1,800

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

Interest-bearing Investments. Our fixed-income securities subject to market risk consist primarily of investments in merchandise trusts and perpetual care trusts. As of March 31, 2006, fixed-income securities represented 45.7% of the funds held in merchandise trusts and 62.3% of the funds held in perpetual care trusts. The aggregate quoted market value of these fixed-income securities was $52.9 million and $87.9 million in merchandise trusts and perpetual care trusts, respectively, as of March 31, 2006. Each 1% change in interest rates on these fixed-income securities would result in changes of approximately $0.5 million and $0.9 million in the fair market values of the securities held in merchandise trusts and perpetual care trusts, respectively, based on discounted expected future cash flows. If these securities are held to maturity, no change in fair market value will be realized.

Our money market and other short-term investments subject to market risk consist primarily of investments held in merchandise trusts and perpetual care trusts. As of March 31, 2006, these investments accounted for approximately 8.4% and 10.1% of the funds held in merchandise trusts and perpetual care trusts, respectively. The fair market value of these investments was $9.8 million and $14.2 million in merchandise trusts and perpetual care trusts, respectively, as of March 31, 2006. Each 10% change in average interest rates applicable to these investments would result in changes of approximately $1.0 million and $1.4 million, respectively; in the aggregate fair market values of the perpetual care investments and the merchandise trust investments.

Marketable Equity Securities. Our marketable equity securities subject to market risk consist primarily of investments held in merchandise trusts and in the case of perpetual care trusts, investments in real estate investment trusts, or REITs. As of March 31, 2006, marketable equity securities represented 45.9% of funds held in merchandise trusts and 27.6% of funds held in perpetual care trusts. The aggregate fair market value of these marketable equity securities was $53.2 million and $39.0 million in merchandise trusts and perpetual care trusts, respectively, as of March 31, 2006, based on final quoted sales prices. Each 10% change in the average market prices of the equity securities would result in a change of approximately $5.3 million and $3.9 million in the fair market value of securities held in merchandise trusts and perpetual care trusts, respectively.

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

Debt Instruments. Our credit facility bears interest at a floating rate, based on LIBOR, which is adjusted quarterly. This credit facility will subject us to increases in interest expense resulting from movements in interest rates. As of March 31, 2006, we had outstanding borrowings of $2.4 million under our revolving credit line. On November 1, 2005, we borrowed $5.25 million from our acquisition line of credit to facilitate the consummation of the acquisition of 22 cemeteries and 6 funeral homes from Service Corporation International.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon, and as of the date of this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

To remediate the material weakness disclosed in its Annual report on Form 10-K for the fiscal year ended December 31, 2005, related to the recognition of revenue from pre-need burial vaults, the Company has implemented a cemetery maintenance audit procedure pursuant to which:

•	Each of the Company’s cemetery superintendents is required to personally inspect, verify, and certify in writing as to each vault installation at the superintendent’s cemetery.

•	The Company’s regional administrators and maintenance personnel are required to perform random cemetery audits to test and verify burial vault installations on a monthly basis at cemeteries located outside of their regions.

•	The Company’s Internal Audit Department is required to conduct periodic surprise field audits to test and verify burial vault installations.

•	The Company’s administrative and maintenance personnel are required to undergo additional training with respect to the foregoing audit procedures and the importance of the Company’s internal controls.

To remediate the material weakness disclosed in its Annual report on Form 10-K for the fiscal year ended December 31, 2005, related to balance sheet presentation, the Company restated its 2004 consolidated balance sheet.

The Company’s management believes that the procedures described above have remediated the material weaknesses identified.

Except as described above, there have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risk factors in our Annual Report on Form 10-K have not materially changed other than the risk factor set forth below. These changes should be read in conjunction with the risk factors included in our Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K, as amended below, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including the risks faced by us described below and in our Annual Report on Form 10-K.

If we cannot meet Nasdaq continued listing requirements, The Nasdaq National Market may delist our common units, which could negatively impact the price and liquidity of our common units as well as our ability to pursue our acquisition growth strategy.

On April 3, 2006, we received a Nasdaq Staff determination indicating that our common units are subject to delisting from The Nasdaq National Market in connection with our failure to timely file an annual report on Form 10-K for the fiscal year ended December 31, 2005 with the SEC. We have appealed the Staff’s determination to a Nasdaq Listing Qualifications Panel, and our hearing request stayed the delisting process pending the Panel’s decision. On April 27, 2006, we attended a hearing before the NASDAQ Listing Qualifications Panel to appeal the Staff’s determination and, at that hearing, presented our plan to evidence compliance with Nasdaq’s filing requirements. On May 15, 2006, we filed the Form 10-K.

As we previously disclosed, due to devoting considerable time and resources to preparing the Form 10-K with the SEC, we failed to timely file our quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2006. On May 17, 2006, we received a Nasdaq Staff determination indicating that our common units are subject to delisting from The Nasdaq National Market in connection with our failure to timely file the Form 10-Q with the SEC.

Even though our filing of the Form 10-K was only 45 days after the extended due date of March 31, 2006 and the fling of this Form 10-Q was only 16 days after the extended due date of May 15, 2006, there can be no guaranty that the Panel will grant our request for continued listing. If The Nasdaq National Market delists our common units, it is likely to have an adverse impact on the price and liquidity of our common units. In addition, if our common units are delisted, we may be less able to implement our acquisition growth strategy because we may have to refrain from making some acquisitions that we otherwise would finance, at least in part, with the issuance of common units or the proceeds of an offering of common units.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

STONEMOR PARTNERS L.P.

By: StoneMor GP LLC
its general partner

June 1, 2006	/s/ Lawrence Miller
Lawrence Miller
Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

June 1, 2006	/s/ William R. Shane
William R. Shane
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of William R. Shane, Executive Vice President and Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith)

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of William R. Shane, Executive Vice President and Chief Financial Officer (furnished herewith)