Form 10-Q
period 2006-06-30
STONEMOR PARTNERS LP
filed 2006-08-09
CIK 1286131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2006

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

The number of the registrant’s outstanding common units at August 9, 2006 was 4,520,734.

Index – Form 10-Q

Part I – Financial Information

Item 1. Financial Statements

StoneMor Partners L.P.

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	December 31, 2005	June 30, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,925	$4,824
Accounts receivable, net of allowance	29,991	30,770
Prepaid expenses	2,420	2,740
Other current assets	1,316	2,220

Total current assets	40,652	40,554

LONG-TERM ACCOUNTS RECEIVABLE - net of allowance	33,672	31,988
CEMETERY PROPERTY	164,772	163,736
PROPERTY AND EQUIPMENT, net of accumulated depreciation	27,091	26,303
MERCHANDISE TRUSTS, restricted, at fair value	113,432	114,156
PERPETUAL CARE TRUSTS, restricted, at fair value	136,719	140,862
DEFERRED FINANCING COSTS - net of accumulated amortization	1,985	1,614
DEFERRED SELLING AND OBTAINING COSTS	30,554	32,240
OTHER ASSETS	1,958	2,017

TOTAL ASSETS	$550,835	$553,470

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$7,461	$5,521
Accrued interest	260	315
Current portion, long-term debt	641	505

Total current liabilities	8,362	6,341

LONG-TERM DEBT	86,304	90,205
DEFERRED CEMETERY REVENUES, net	167,844	174,160
MERCHANDISE LIABILITY	42,621	39,434

TOTAL LIABILITIES	305,131	310,140

COMMITMENTS AND CONTINGENCIES
NON-CONTROLLING INTEREST IN PERPETUAL CARE TRUSTS	136,719	140,862

PARTNERS’ EQUITY
General partner	1,537	1,406
Limited partners:
Common	72,750	69,453
Subordinated	34,698	31,609

Total partners’ equity	108,985	102,468

TOTAL LIABILITIES AND PARTNERS’ EQUITY	$550,835	$553,470

See Accompanying Notes to the Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statement of Operations

(in thousands, except unit data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
Revenues:
Cemetery	$24,699	$27,163	$45,044	$52,355
Funeral home	529	1,129	1,150	2,589

Total revenues	25,228	28,292	46,194	54,944

Costs and Expenses:
Cost of goods sold (exclusive of depreciation shown separately below):
Land and crypts	1,625	1,416	2,588	2,863
Perpetual care	792	847	1,407	1,583
Merchandise	1,171	1,416	2,450	2,689
Cemetery expense	5,611	6,366	10,328	12,002
Selling expense	5,270	5,772	9,461	11,419
General and administrative expense	2,544	3,086	4,922	6,150
Corporate overhead	3,517	4,426	6,592	8,234
Depreciation and amortization	1,023	925	1,868	1,746
Funeral home expense	436	961	870	2,054

Total cost and expenses	21,989	25,215	40,486	48,740

OPERATING PROFIT	3,239	3,077	5,708	6,204
INTEREST EXPENSE	1,588	1,782	3,169	3,515

INCOME BEFORE INCOME TAXES	1,651	1,295	2,539	2,689
INCOME TAXES:
State	204	112	244	255
Federal	95	103	275	413

Total income taxes	299	215	519	668

NET INCOME	$1,352	$1,080	$2,020	$2,021

General partner’s interest in net income for the period	$27	$22	$40	$40
Limited partners’ interest in net income for the period
Common	$662	$546	$990	$1,023
Subordinated	$662	$512	$990	$958
Net income per limited partner unit (basic and diluted)	$.16	$.12	$.23	$.23
Weighted average number of limited partners’ units outstanding (basic and diluted)	8,480	8,760	8,480	8,760

See Accompanying Notes to the Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statement of

Partners’ Equity

(in thousands)

(unaudited)

	Partners’ Capital				Total
	Limited Partners			General Partner
	Common	Subordinated	Total
Balance, December 31, 2005	$72,750	$34,698	$107,448	$1,537	108,985

Net Income	476	446	922	19	941
Cash distribution	(2,148)	(2,013)	(4,161)	(86)	(4,247)

Balance, March 31, 2006	$71,078	$33,131	$104,209	$1,470	$105,679
Net Income	546	512	1,058	22	1,080
Cash distribution	(2,171)	(2,034)	(4,205)	(86)	(4,291)

Balance, June 30, 2006	$69,453	$31,609	$101,062	$1,406	$102,468

See Accompanying Notes to the Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statement of Cash Flows

(in thousands)

(unaudited)

	Six months ended June 30,
	2005	2006
OPERATING ACTIVITIES:
Net income	$2,020	$2,021
Adjustments to reconcile net income to net cash provided by operating activity:
Cost of lots sold	2,018	2,210
Depreciation and amortization	1,868	1,746
Other	—	303
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	185	125
Allowance for doubtful accounts	(282)	784
Merchandise trust fund	3,751	(869)
Prepaid expenses	(1,007)	(320)
Other current assets	(242)	(14)
Other assets	(18)	(57)
Accounts payable and accrued and other liabilities	(607)	(1,940)
Deferred selling and obtaining costs	(1,184)	(1,686)
Deferred cemetery revenue	4,631	6,399
Merchandise liability	(3,956)	(3,243)

Net cash provided by operating activities	7,177	5,459

INVESTING ACTIVITIES:
Cost associated with potential acquisitions	(673)	(884)
Additions to cemetery property	(1,485)	(2,468)
Divestiture of funeral home	—	2,091
Additions to property and equipment	(1,628)	(1,527)

Net cash used in investing activities	(3,786)	(2,788)

FINANCING ACTIVITIES:
Cash distribution	(8,439)	(8,538)
Additional borrowings on long-term debt	1,600	4,376
Repayments of long-term debt	—	(610)
Cost of financing activities	(178)	—

Net cash used in financing activities	(7,017)	(4,772)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,626)	(2,101)
CASH AND CASH EQUIVALENTS - Beginning of period	14,474	6,925

CASH AND CASH EQUIVALENTS - End of period	$10,848	$4,824

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$3,151	$3,460

Cash paid during the period for income taxes	$728	$3,024

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

Interim Financial Data—The interim financial data are unaudited. However, in the opinion of management, the interim financial data as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for a full year.

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

Total revenues derived from the cemeteries under long term management contracts totaled approximately $9.4 million and $4.8 million for the three months ended June 30, 2005 and 2006, respectively and $14.5 million and $10.7 million for the six months ended June 30, 2005 and 2006, respectively.

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

The Company records a merchandise liability at the time it enters into a pre-need contract with a customer at the estimated cost to purchase the merchandise or provide the service. The merchandise liability is reduced when payment for the merchandise is made by the Company and title to the merchandise is transferred to the customer. The merchandise liability is also reduced when the contracted service is performed by the Company. Allowances for customer cancellations arising from non-payment are provided at the date of sale based upon management’s estimates of expected cancellations and historical experience. Actual cancellation rates in the future may result in a change in estimate. Actual cancellations did not vary significantly from the estimates of expected cancellations at June 30, 2005 and June 30, 2006.

Pursuant to state law, a portion of the proceeds from cemetery merchandise or services sold on a pre-need basis is required to be paid into merchandise trusts. The Company defers investment earnings generated by the assets in these merchandise trusts (including realized gains and losses) until the associated merchandise is delivered or the services are performed. The fair value of the funds held in merchandise trusts at December 31, 2005 and June 30, 2006 was approximately $113.4 million and $114.2 million, respectively (see Note 5). A portion of the proceeds from the sale of cemetery property is required by state law to be paid into perpetual care trusts. Earnings from the perpetual care trusts are recognized in current cemetery revenues and are used to defray cemetery maintenance costs, which are expensed as incurred. Funds held in perpetual care trusts at December 31, 2005 and June 30, 2006 were $136.7 million and $141.0 million, respectively (see Note 6).

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

Inventories—Inventories, classified as other current assets on the Company’s condensed consolidated balance sheets, include cemetery and funeral home merchandise and are valued at the lower of cost or net realizable value. Cost is determined primarily on a specific identification basis on a first-in, first-out basis. Inventories were approximately $1.0 million and $1.1 million at December 31, 2005 and June 30, 2006, respectively.

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

For the six months ended June 30, 2005 and 2006, depreciation expense was $1.5 million and $1.3 million, respectively. For the six months ended June 30, 2005 and 2006, depreciation expense was $2.3 million and $2.1 million, respectively.

Deferred Cemetery Revenues, Net—Revenues and all costs associated with pre-need sales of cemetery merchandise and services are deferred until the merchandise is delivered or the services are performed. In addition, investment earnings generated by the assets included in the merchandise trusts are deferred until the associated merchandise is delivered or the services are performed. Deferred cemetery revenues, net, also includes deferred revenues from pre-need sales that were entered into by entities prior to the acquisition of those entities by the Company, including entities that were acquired by Cornerstone Family Services, Inc., the predecessor to the Company (“Cornerstone”) upon its formation in 1999. The Company provides for a reasonable profit margin for these deferred revenues (deferred margin) to account for the future costs of delivering products and providing services on pre-need contracts that the Company acquired through acquisition. Deferred margin amounts are deferred until the merchandise is delivered or services are performed.

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

In May 2005, the Financial Accounting Standards Board (“FASB”) released Statement of Financial Accounting Standard (“SFAS”) No. 154, Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3, (“FAS 154”). FAS 154 requires retrospective application to prior periods’ financial statements for any changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of FAS 154 will depend on the nature and extent of any voluntary accounting changes or error corrections after the effective date. At June 30, 2006 this statement did not have an impact on the Company’s condensed consolidated financial statements.

At its March 28, 2006 meeting, the FASB approved the issuance of a draft abstract EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)”, which addresses the income statement disclosure on taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, and may include, but are not limited to, sales, use, value added, and some excise taxes. The presentation of taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to Opinion 22. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant and can be done on an aggregate basis. When issued, EITF Issue No. 06-3 would be effective for financial reports for interim and annual reporting periods beginning after December 15, 2006. The Company currently accounts for taxes on a net basis; therefore EITF 06-3 should not have any significant impact on the Company’s financial condition or results of operations.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

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

Segment Reporting and Related Information— The Company has one reportable segment, death care services.

Disclosure of reported segment revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
	(in thousands)		(in thousands)
Revenues:
Cemetery:
Sales	$14,606	$15,854	$25,883	$30,857
Services and other	5,437	6,704	10,768	13,625
Investment, including realized gains from merchandise trusts and receivables	3,663	3,813	6,445	6,645
Deferred margin, recognized	993	792	1,948	1,228

	24,699	27,163	45,044	52,355
Funeral home revenues	529	1,129	1,150	2,589

Total revenues	$25,228	$28,292	$46,194	$54,944

2. LONG-TERM ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

Long-term accounts receivable, net, consist of the following:

	December 31, 2005	June 30, 2006
	(in thousands)
Customer receivables	$80,755	$82,348
Unearned finance income	(7,831)	(8,715)
Allowance for contract cancellations	(9,261)	(10,875)

	63,663	62,758
Less: current portion - net of allowance	29,991	30,770

Long-term portion - net of allowance	$33,672	$31,988

Activity in the allowance for contract cancellations is as follows:

	December 31, 2005	June 30, 2006
	(in thousands)
Balance - Beginning of period	$8,948	$9,261
Provision for cancellations	6,490	4,372
Charge-offs - net	(6,177)	(2,758)

Balance - End of period	$9,261	$10,875

3. CEMETERY PROPERTY

Cemetery property consists of the following:

	December 31, 2005	June 30, 2006
	(in thousands)
Developed land	$21,165	$20,246
Undeveloped land	110,556	109,583
Mausoleum crypts and lawn crypts	33,051	33,907

Total	$164,772	$163,736

4. PROPERTY AND EQUIPMENT

Major classes of property and equipment follow:

	December 31, 2005	June 30, 2006
	(in thousands)
Building and improvements	$26,242	$26,080
Furniture and equipment	20,784	21,318

	47,026	47,398
Less: accumulated depreciation	(19,935)	(21,095)

Property and equipment – net	$27,091	$26,303

5. PRE-NEED MERCHANDISE AND SERVICES AND MERCHANDISE TRUSTS.

Cemetery—In connection with the pre-need sale of cemetery interment rights, merchandise and services, the customer typically enters into an installment contract with the Company. The contract is usually for a period not to exceed 60 months with payments of principal and interest required. Interest is imputed for contracts that do not bear a market rate of interest (at a rate of 6.75% during the year ended December 31, 2005 and 8.75% during the six months ended June 30, 2006). The Company establishes an allowance for cancellations due to non-payment at the date of sale based on historic experience and management’s estimates. The allowance is reviewed quarterly and changes in estimates are reflected for current and prior contracts as a result of recent cancellation experience. Actual cancellation rates in the future may result in a change in estimate.

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

At December 31, 2005, the cost and market value associated with the assets held in merchandise trusts follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
		(In Thousands)
Short-term investment	$11,651	$—	$—	$11,651
Fixed maturities:
U.S. Government and federal agency	2,408	1	(48)	2,361
U.S. State and local government agency	1,946	1	(10)	1,937
Corporate debt securities	4,113	10	(133)	3,990
Other debt securities	47,212	59	(759)	46,512

Total fixed maturities	55,679	71	(950)	54,800

Equity securities	47,944	1,192	(2,155)	46,981

Total	$115,274	$1,263	$(3,105)	$113,432

At June 30, 2006, the cost and market value associated with the assets held in merchandise trusts follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
	(In Thousands)
Short-term investment	$11,297	$—	$—	11,297
Fixed maturities:
U.S. Government and federal agency	3,375	—	(105)	3,270
U.S. State and local government agency	1,920	—	(84)	1,836
Corporate debt securities	4,074	13	(162)	3,925
Other debt securities	42,762	—	(1,569)	41,193

Total fixed maturities	52,131	13	(1,920)	50,224

Equity securities	52,654	1,696	(1,715)	52,635

Total	$116,082	$1,709	$(3,635)	$114,156

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at June 30, 2006 is presented below:

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Fixed maturities:
U.S. Government and federal agency	$1,811	$29	$1,459	$76	$3,270	$105
U.S. State and local government agency	1,636	70	201	14	1,837	84
Corporate debt securities	2,417	124	814	38	3,231	162
Other debt securities	8,866	414	23,879	1,155	32,745	1,569

Total fixed maturities	14,730	637	26,353	1,283	41,083	1,920

Equity securities	20,099	1,522	2,231	193	22,330	1,715

Total	$34,829	$2,159	$28,584	$1,476	$63,413	$3,635

The Company considers various factors when considering if a decline in fair value of an asset is other than temporary, including but not limited to the length of time and magnitude of the unrealized loss; the volatility of the investment; the credit ratings of the issuers of the investments; and the Company’s intentions to sell or ability to hold the investments. At June 30, 2006, the Company has concluded that the declines in the fair values of the Company’s investments in fixed maturities and equity securities held by the merchandise trusts are temporary.

The company deposited $4,528 and $3,078 and withdrew $7,698 and $4,592 from the trusts during the three month period ended June 30, 2005 and 2006, respectively. During the three months ended June 30, 2005, purchase and sales of securities available for sale included in trust investments were $25,211 and $29,113, respectively. During the three months ended June 30, 2006, purchase and sales of securities available for sale included in trust investments were $17,605 and $17,330, respectively.

Funeral Home—Prearranged funeral home services provide for future funeral home services generally determined by prices prevailing at the time that the contract is signed. A portion of the payments made under funeral home pre-need contracts is placed in funeral trusts. Amounts used to defray the initial cost of administration are not placed in trust. The balance of the amounts in the trusts totaled approximately $1.6 million at December 31, 2005 and approximately $1.6 million at June 30, 2006 and are included within the merchandise trusts above. Funeral trust principal, together with investment earnings retained in trust, are deferred until the service is performed. Upon performance of the contracted funeral home service, the Company recognizes the funeral trust principal amount together with the accumulated trust earnings as funeral home revenues.

6. PERPETUAL CARE TRUSTS.

At December 31, 2005, the cost and market value associated with the assets held in perpetual care trust follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
	(In Thousands)
Short-term investment	$13,400	$—	$—	$13,400
Fixed maturities:
U.S. Government and federal agency	3,988	9	(69)	3,928
U.S. State and local government agency	1,673	11	(13)	1,671
Corporate debt securities	14,609	212	(271)	14,550
Other debt securities	66,392	535	(300)	66,627

Total fixed maturities	86,662	767	(653)	86,776

Equity Securities	34,993	1,882	(332)	36,543

Total	$135,055	$2,649	$(985)	$136,719

At June 30, 2006, the cost and market value associated with the assets held in perpetual care trust follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
	(In Thousands)
Short-term investment	$16,310	$—	$—	$16,310
Fixed maturities:
U.S. Government and federal agency	4,010	4	(116)	3,898
U.S. State and local government agency	1,675	7	(33)	1,649
Corporate debt securities	14,923	148	(407)	14,664
Other debt securities	60,965	1,935	(461)	62,439

Total fixed maturities	81,573	2,094	(1,017)	82,650

Equity Securities	38,926	3,443	(467)	41,902

Total	$136,809	$5,537	$(1,484)	$140,862

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at June 30, 2006 held in perpetual care trusts is presented below:

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Fixed maturities:
U.S. Government and federal agency	$2,878	$81	$827	$35	$3,705	$116
U.S. State and local government agency	980	20	304	13	1,284	33
Corporate debt securities	7,372	286	3,309	121	10,681	407
Other debt securities	9,814	461	—	—	9,814	461

Total fixed maturities	21,044	848	4,440	169	25,484	1,017

Equity Securities	7,028	267	4,952	200	11,980	467

Total	$28,072	$1,115	$9,392	$369	$37,464	$1,484

The Company considers various factors when considering if a decline in fair value of an asset is other than temporary, including but not limited to the length of time and magnitude of the unrealized loss; the volatility of the investment; the credit ratings of the issuers of the investments; and the Company’s intentions to sell or ability to hold the investments. At June 30, 2006, the Company has concluded that the declines in the fair values of the Company’s investments in fixed maturities and equity securities held in perpetual care trusts are temporary.

The company deposited $1,095 and $1,126 and withdrew $1,442 and $1,435 from the trusts during the three months ended June 30, 2005 and 2006, respectively. During the three months ended June 30, 2005, purchase and sales of securities available for sale included in trust investments were $14,146 and $10,717, respectively. During the three months ended June 30, 2006, purchase and sales of securities available for sale included in trust investments were $22,767 and $17,756, respectively.

The Company recorded income from perpetual care trusts of $ $1.7 million and $3.4 million for the three and six months ended June 30, 2005, respectively and $2.5 million and $4.4 million during the same period of 2006. This income is classified as cemetery revenues in the consolidated statements of operations.

7. LONG-TERM DEBT

The following is a summary of debt outstanding at:

	December 31, 2005	June 30, 2006
	(In Thousands)
Insurance premium financing, due in installments through September 2006 (4.75%)	437	355
Covenants not to compete due through August 2007 (non-interest bearing)	258	144
Vehicle Financing	—	61
Acquisition Credit Line, due September 2008 (interest rate - Libor + 3.5%)	5,250	5,250
Revolving Credit Line, due September 2007 (interest rate - Libor + 3.5%)	1,000	4,900
Senior secured notes, due 2009 (interest rate – 7.66%)	80,000	80,000

Total	86,945	90,710
Less current portion	641	505

Long-term portion	$86,304	$90,205

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

On September 20, 2004, concurrent with the closing of the Partnership’s initial public offering, StoneMor Operating LLC and its subsidiaries entered into a new $35.0 million credit facility with a group of banks. This credit facility consists of a $12.5 million revolving credit line and a $22.5 million acquisition line of credit. Borrowings under the revolving credit line are due and payable on September 20, 2007, and borrowings under the acquisition line of credit are due and payable on September 20, 2008. Depending on the type of loan, this credit facility bears interest at the Base Rate or the Eurodollar Rate, plus applicable margins ranging from 0.00% to 1% and 2.5% to 3.5% per annum, respectively, depending on our ratio of total debt to consolidated EBIDTA, as defined. The Base Rate is the higher of the federal funds rate plus 0.05% or the prime rate announced by Fleet National Bank, a Bank of America Company. The Eurodollar Rate is to be determined by the administrative agent according to the credit facility. As of June 30, 2006, we had outstanding borrowings of $4.9 million under our revolving credit line. As of June 30, 2006, we had $5.25 million outstanding under our acquisition line of credit which we borrowed for the acquisition of 22 cemeteries and 6 funeral homes from Service Corporation International in November 2005.

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

The agreements governing the revolving credit facility, the acquisition line of credit and the senior secured notes contain restrictive covenants that, among other things, prohibit distributions upon defined events of default, restrict investments and sales of assets and require us to maintain certain financial covenants, including specified financial ratios. As of June 30, 2006, the Company was in compliance with all debt covenants.

Deferred financing costs as of June 30, 2006 consisted of approximately $2.9 million of debt issuance costs, less accumulated amortization of approximately $1.3 million. These costs were incurred in connection with the issuance of the Company’s senior secured notes during September 2004.

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

The Partnership’s corporate subsidiaries account for their income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. These assets are fully reserved as they are more likely than not to be recognized.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The provision for income taxes for the three months ended June 30, 2005 and 2006 is based upon the estimated annual effective tax rates expected to be applicable to the Company for 2005 and 2006, respectively.

9. DEFERRED CEMETERY REVENUES – NET

In accordance with SAB No. 104, the Company defers the revenues and all direct costs associated with the sale of pre-need cemetery merchandise and services until the merchandise is delivered or the services are performed. The Company also defers the costs to obtain new pre-need cemetery and new prearranged funeral business as well as the investment earnings on the prearranged services and merchandise trusts (see Note 1). At December 31, 2005 and June 30, 2006, deferred cemetery revenues, net, consisted of the following:

	December 31, 2005	June 30, 2006
	(In Thousands)
Deferred cemetery revenue	$136,299	$143,867
Deferred merchandise trust revenue	20,166	21,250
Deferred pre-acquisition margin	32,151	30,924
Deferred cost of good sold	(20,772)	(21,881)

Deferred cemetery revenues, net	$167,844	$174,160

Deferred selling and obtaining costs	$30,554	$32,240

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

Leases—At June 30, 2006, the Company was committed to operating lease payments for premises, automobiles and office equipment under various operating leases with initial terms ranging from one to five years and options to renew at varying terms. Expenses under operating leases were $0.3 million for the six months ended June 30, 2006 and $0.4 million for the six months ended June 30, 2005.

At June 30, 2006, operating leases will result in future payments in the following approximate amounts:

(in thousands)
2006	$276
2007	475
2008	469
2009	447
2010	365
Thereafter	1,124

Total	$3,156

Tax Indemnification—CFSI LLC (formerly Cornerstone Family Services, Inc., the Company’s predecessor) has agreed to indemnify the Company for all federal, state and local income tax liabilities attributable to the operation of the assets contributed by CFSI LLC to us prior to September 20, 2004. CFSI LLC has also agreed to indemnify us against additional income tax liabilities, if any, that arise from the consummation of the transactions related to our formation in excess of those believed to result at the time of the closing of our initial public offering. CFSI LLC has also agreed to indemnify us against the increase in income tax liabilities of our corporate subsidiaries resulting from any reduction or elimination of our net operating losses to the extent those net operating losses are used to offset any income tax gain or income resulting from the prior operation of the assets of CFSI LLC contributed to us, or from our formation transactions in excess of such gain or income believed to result at September 20, 2004.

Management Contract- As of June 30, 2006, one of the management contracts under which we operate one of our locations is in negotiation for renewal. The Company consolidates this location in accordance with FIN 46R (see Note 1.). We are continuing to operate under the terms and conditions of the old agreement. In the event that we do not negotiate a new contract we will discontinue consolidating this entity and our investment will be evaluated for recoverability. If it is determined to be impaired, we would record a non-cash charge of approximately $0.3 million.

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

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, including, but not limited to, information regarding the status and progress of StoneMor’s operating activities, the plans and objectives of StoneMor’s management, assumptions regarding StoneMor’s future performance and plans, and any financial guidance provided, as well as certain information in other filings with the SEC and elsewhere, are forward-looking statements within the meaning of Section 27A(i) of the Securities Act of 1933 and Section 21E(i) of the Securities Exchange Act of 1934. The words “believe,” “may,” “will,” “estimate,” “continues,” “anticipate,” “intend,” “project,” “expect “predict,” and similar expressions identify these forward-looking statements. These forward-looking statements are made subject to certain risks and uncertainties that could cause actual results to differ materially from those stated, including, but not limited to, the following: future revenue and revenue growth; the impact of StoneMor’s significant leverage on its operating plans; the ability of StoneMor to service its debt; StoneMor’s ability to attract, train and retain an adequate number of sales people; uncertainties associated with the volume and timing of pre-need sales of cemetery services and products; variances in death rates; variances in the use of cremation; changes in the political or regulatory environments, including potential changes in tax accounting and trusting policies; StoneMor’s ability to successfully implement a strategic plan relating to producing operating improvement, strong cash flows and further deleveraging; uncertainties associated with the integration or the anticipated benefits of the acquisition of assets in November 2005; information disclosed within this Quarterly Report on Form 10-Q; and various other uncertainties associated with the deathcare industry and StoneMor’s operations in particular.

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

We are an owner and operator of cemeteries in the United States of America. As of June 30, 2006, the Company operated 154 cemeteries in 13 states, located primarily in the eastern United States of America. The Company owns 147 of these cemeteries and operates the remaining 7 under long-term management agreements with cemetery associations that own the cemeteries. As a result of the agreements and other control arrangements, StoneMor consolidates the results of the 7 managed cemeteries in our historical consolidated financial statements.

StoneMor sells cemetery products and services both at the time of death, which the Company refers to as at-need, and prior to the time of death, which the Company refers to as pre-need. During the first six months of 2006, StoneMor performed over 12,500 burials and sold more then 7,800 interment rights (net of cancellations) compared to 11,300 and 7,500, respectively, for the same period of 2005.

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

As of December 31, 2005, Stonemor Partners L.P., and its affiliated group of corporate subsidiaries had a consolidated federal net operating loss carryover of approximately $35.4 million and state net operating losses of approximately $46.0 million. These federal and state net operating losses will begin to expire in 2019 and expire annually, respectively, and are available to reduce future taxable income of our taxable subsidiaries that would otherwise be subject to federal income taxes. Our ability to use such federal net operating losses may be limited by changes in the ownership of our units deemed to result in an “ownership change” under the applicable provisions of the Internal Revenue Code.

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

In May 2005, the Financial Accounting Standards Board (“FASB”) released Statement of Financial Accounting Standard (“SFAS”) No. 154, Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3, (“FAS 154”). FAS 154 requires retrospective application to prior periods’ financial statements for any changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of FAS 154 will depend on the nature and extent of any voluntary accounting changes or error corrections after the effective date. At June 30, 2006 this statement did not have an impact on the Company’s condensed consolidated financial statements.

At its March 28, 2006 meeting, the FASB approved the issuance of a draft abstract EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)”, which addresses the income statement disclosure on taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, and may include, but are not limited to, sales, use, value added, and some excise taxes. The presentation of taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to Opinion 22. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant and can be done on an aggregate basis. When issued, EITF Issue No. 06-3 would be effective for financial reports for interim and annual reporting periods beginning after December 15, 2006. The Company currently accounts for taxes on a net basis; therefore EITF 06-3 should not have any significant impact on its financial condition or results of operations.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

Results of Operations

The following table summarizes our results of operations for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
			(in thousands)
Statement of Operations Data:
Revenues:
Cemetery	$24,699	$27,163	$45,044	$52,355
Funeral home	529	1,129	1,150	2,589

Total	25,228	28,292	46,194	54,944

Costs and Expenses:
Cost of goods sold:
Land and crypts	1,625	1,416	2,588	2,863
Perpetual care	792	847	1,407	1,583
Merchandise	1,171	1,416	2,450	2,689
Cemetery expense	5,611	6,366	10,328	12,002
Selling expense	5,270	5,772	9,461	11,419
General and administrative expense	2,544	3,086	4,922	6,150
Corporate overhead	3,517	4,426	6,592	8,234
Depreciation and amortization	1,023	925	1,868	1,746
Funeral home expense	436	961	870	2,054
Interest expense	1,588	1,782	3,169	3,515
Income taxes (benefit)	299	215	519	668

Net income (loss)	$1,352	$1,080	$2,020	$2,021

The following table presents supplemental operating data as of the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
Operating Data:
Interments Performed	5,403	6,216	11,381	12,588
Cemetery revenues per interment performed	$4,571	$4,370	$3,958	$4,159

Interment rights sold (1):
Lots	4,036	4,341	6,243	6,476
Mausoleum crypts (including pre-construction)	657	618	1,078	1,184
Niches	110	113	214	229

Total interment rights sold	4,803	5,072	7,535	7,889

Number of contracts written	12,638	14,078	23,420	27,309
Aggregate contract amount, in thousands (excluding interest)	$25,853	$30,136	$47,282	$58,264
Average amount per contract (excluding interest)	$2,046	$2,141	$2,019	$2,134

Number of pre-need contracts written	5,937	6,555	10,432	12,797
Aggregate pre-need contract amount, in thousands (excluding interest)	$17,269	$19,450	$30,606	$37,704
Average amount per pre-need contract (excluding interest)	$2,909	$2,967	$2,934	$2,946

Number of at-need contracts written	6,701	7,523	12,988	14,512
Aggregate at-need contract amount, in thousands	$8,584	$10,686	$16,676	$20,560
Average amount per at-need contract	$1,281	$1,420	$1,284	$1,417

(1)	Net of cancellations. Counts the sale of a double-depth burial lot as the sale of two interment rights.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Cemetery Revenues. Cemetery revenues were $27.2 million in the second quarter of 2006, an increase of $2.9 million, or 24.1%, as compared to $24.7 million in second quarter of 2005. Cemetery revenues from pre-need sales, including interest income from pre-need installment contracts and investment income from trusts, were $17.2 million in the second quarter of 2006, an increase of

$0.8 million, or 4.9%, as compared to $16.4 million in the second quarter of 2005. The increase primarily resulted from increased marker and marker base deliveries ($0.5 million), additional vault deliveries and installation ($0.8 million), and increased document and installation fees ($0.5 million), partially offset by a decrease in casket deliveries of $1.1 million. Total revenues from merchandise and perpetual care trusts for the second quarter of 2006 were $3.8 million an increase of $0.2 million or 5.6%, as compared to $3.6 million during same period in 2005.

Cemetery revenues from at-need sales in the second quarter of 2006 were $9.4 million, an increase of $1.6 million, or 20.5%, as compared to $7.8 million in the second quarter of 2005. The increase in cemetery revenues from at-need sales was primarily attributable to higher sales of monument bases and markers of $0.5 million, higher sales of openings and closings of $0.8 million and higher sales of at-need lot spaces of $0.3 million.

Other cemetery revenues were $0.5 million in the second quarter of 2006, essentially unchanged from the second quarter of 2005.

The second quarter increases in all revenue and expense components are primarily related to our November 2005 acquisition.

Costs of Goods Sold. Cost of goods sold was $3.7 million in the second quarter of 2006, an increase of $0.1 million, or 2.8%, as compared to $3.6 million in the second quarter of 2005. As a percentage of cemetery revenues, cost of goods sold was 13.6% in the second quarter of 2006 a decrease of 0.9% from 14.5% in the second quarter of 2005.

Selling Expense. Total selling expense was $5.8 million in the second quarter of 2006, an increase of $0.5 million, or 9.4%, as compared to $5.3 million in the second quarter of 2005. Sales commissions and other compensation expenses contributed $4.4 million to total selling expense during the second quarter of 2006, an increase of $0.3 million, or 7.3%, compared to $4.1 million in the second quarter of 2005. As a percentage of pre-need sales, sales commissions and other compensation expenses were 34.8% in the second quarter of 2006, essentially unchanged from the second of 2005.

Cemetery Expense. Cemetery expense was $6.4 million in the second quarter of 2006, an increase of $0.8 million, or 14.3%, as compared to $5.6 million in the second quarter of 2005. This increase was primarily due to an increase in cemetery labor costs of $0.4 million and an increase in cemetery maintenance and supplies of $0.2 million.

General and Administrative Expense. General and administrative expense was $3.1 million in the second quarter of 2006, an increase of $0.6 million, or 24.0%, as compared to $2.5 million in the second quarter of 2005. The increase was primarily attributable to an increase in office salaries of $0.2 million and an increase in insurance costs of $0.2 million.

Funeral Home Revenues and Expense. Funeral home revenues were $1.1 million in the second quarter of 2006, an increase of $0.6 million, or 120.0%, as compared to $0.5 million in the second quarter of 2005. The primary reason for the increase was an increase in the number of services performed, 392 in the second quarter of 2006 compared to 153 in the second quarter of 2005. Funeral home expenses were $1.0 million in the second quarter of 2006, an increase of $0.6 million, or 150.0%, as compared to $0.4 million in the second quarter of 2005. The majority of all increases in funeral home revenue and expenses are attributable to our November, 2005 acquisition of 6 funeral homes.

Corporate Overhead. Corporate overhead was $4.4 million in the second quarter of 2006, an increase of $0.9 million, or 25.7%, as compared to $3.5 million in the second quarter of 2005. The increase is primarily related to $0.9 million in increased professional fees related to the restatement of our 2005 quarterly reports and material weakness disclosed in our 2005 10-k.

Depreciation and Amortization. Depreciation and amortization was $0.9 million in the second quarter of 2006, essentially unchanged from the second quarter of 2005.

Interest Expense. Interest expense was $1.8 million in the second quarter of 2006, an increase of $0.2 million, or 12.5%, as compared to $1.6 million in the second quarter of 2005. This increase is attributable to $10.2 million increase in debt outstanding at June 30, 2006.

Provision (Benefit) for Income Taxes. Provision for income taxes was $0.2 million in the second quarter of 2006 as compared to a provision for income taxes of $0.3 million during the second quarter of 2005. The change in provision for income taxes was primarily due to the decrease in operating profit attained during the second quarter of 2006.

Net Income(Loss). Net income was $1.1 million during the second quarter of 2006, an increase of $0.2 million, as compared to net income of $1.4 million during the second quarter of 2005. The increase in net income was primarily attributable to the $0.9 million we spent on professional fees for the restatement of our 2005 quarterly financial statements, partially offset by the contribution of the new locations we added in our November, 2005 acquisition.

Deferred Cemetery Revenue, net. Deferred cemetery revenues, net, increased $1.2 million, or 0.7% in the second quarter of 2006, from $173.0 million as of March 31, 2006 to $174.2 million at June 30, 2006. In the comparable period in 2005, deferred cemetery revenues, net, increased $2.4 million, or 1.5%, from $156.4 million as of March 31, 2005 to $156.8 million as of June 30, 2005. The net increase in the quarter ended June 30, 2006 was primarily attributable to an increase in sales of pre-need cemetery products and services that were not delivered or performed in the quarter ended June 30, 2006. In the three months ended June 30, 2006, we added $11.6 million in pre-need sales of cemetery merchandise and services, net of deferred costs and cancellations, to our pre-need sales backlog which was offset by revenues recognized, net of costs, of $9.7 million, including accumulated merchandise trust earnings related to the delivery and performance of pre-need cemetery merchandise and services. In the three months ended June 30, 2005, we added $11.4 million in pre-need sales of cemetery merchandise and services, net of deferred costs and cancellations, to our pre-need sales backlog which was offset by revenues recognized, net of costs, of $8.2 million, including accumulated merchandise trust earnings related to the delivery and performance of pre-need cemetery merchandise and services.

Six Months Ended June 30, 2006 versus Six Months Ended June 30, 2005

Cemetery Revenues. Cemetery revenues were $52.4 million in the first half of 2006, an increase of $7.4 million, or 16.4%, as compared to $45.0 million in the first half of 2005. Of that increase, $3.9 million or 52.7%, is related to our November 2005 acquisition of 22 cemeteries from Service Corporation International. Cemetery revenues from pre-need sales, including interest income from pre-need installment contracts and investment income from trusts, were $32.4 million in the first half of 2006, an increase of $3.9 million, or 13.6%, as compared to $28.7 million in the first half of 2005. The increase primarily resulted from additional mausoleum deliveries ($1.1 million), additional lot sales ($1.0 million), additional vault deliveries ($2.6 million), additional marker and marker base sales ($0.7 million), and additional document fees ($0.4 million). These increases were partially offset by a decrease in the delivery of caskets ($2.2 million). An additional contribution to the increase in cemetery revenues from pre-need sales was higher accumulated earnings from merchandise trusts allocated to the pre-need products delivered during the first half of 2006. Total revenues from merchandise and perpetual care trusts for the first half of 2006 were higher by $0.2 million than the same period in 2005.

Cemetery revenues from at-need sales in the first half of 2006 were $18.6 million, an increase of $2.9 million, or 18.5%, as compared to $15.7 million in the first half of 2005. The increase in cemetery revenues from at-need sales was primarily attributable to higher sales of monument bases and markers of $1.0 million and higher sales of at-need interment rights of $1.7 million.

Other cemetery revenues were $1.3 million in the first half of 2006, an increase of $0.6 million, or 85.7%, from $0.7 million in the first half of 2005. The increase in other cemetery revenues was primarily attributable to an increase in sales of undeveloped land for net proceeds of $0.5 million.

Costs of Goods Sold. Cost of goods sold was $7.1 million in the first half of 2006, an increase of $0.7 million, or 10.9%, as compared to $6.4 million in the first half of 2005. Of that increase, $0.6 million or 85.7%, is related to our November 2005 acquisition of 22 cemeteries from Service Corporation International. As a percentage of cemetery revenues, cost of goods sold decreased to 13.5% in the first half of 2006 from 14.2% in the first half of 2005. The decrease in cost of goods sold as a percentage of cemetery revenue was attributable to the increase in mausoleum and interment sales in the first half of 2006 that produce an increased gross margin.

Selling Expense. Total selling expense was $11.4 million in the first half of 2006, an increase of $1.9 million or 20.0%, as compared to $9.5 million in the first half of 2005. Of that increase, $1.3 million, or 68.4%, is related to our November 2005 acquisition of 22 cemeteries from Service Corporation International. Sales commissions and other compensation expenses contributed $8.7 million to total selling expense during the first half of 2006, an increase of $1.3 million, or 17.6%, compared to $7.4 million in the first half of 2005. As a percentage of pre-need sales, sales commissions and other compensation expenses were 36.9% in the first half of 2006, as compared to 38.9% in the first half of 2005.

Cemetery Expense. Cemetery expense was $12.0 million in the first half of 2006, an increase of $1.7 million, or 16.5%, as compared to $10.3 million in the first half of 2005. Of that increase, $1.5 million, or 88.2%, is related to our November 2005 acquisition of 22 cemeteries from Service Corporation International.

General and Administrative Expense. General and administrative expense was $6.2 million in the first half of 2006 an increase of $1.3 million or 26.5%, as compared to $4.9 million in the first half of 2005. Of that increase, $1.2 million, or 100.0%, is related to our November 2005 acquisition of 22 cemeteries from Service Corporation International.

Funeral Home Revenues and Expense. Funeral home revenues were $2.6 million in the first half of 2006, an increase of $1.4 million, or 116.7%, as compared to $1.2 million in the first half of 2005. The primary reason for the increase was an increase in the number of services performed, 734 in the first half of 2006 compared to 342 in the first half of 2005. Funeral home expenses were $2.1 million in the first half of 2006, an increase of $1.2 million or 133.3%, as compared to $0.9 million in the first half of 2005. The majority of all increases in funeral home revenue and expenses are attributable to our November, 2005 acquisition of 6 funeral homes.

Corporate Overhead. Corporate overhead was $8.2 million in the first half of 2006, an increase of $1.6 million, or 24.2%, as compared to $6.6 million in the first half of 2005. The increase is primarily related to $0.9 million in increased professional fees related to the restatement of our 2005 quarterly reports and an increase of $0.6 million in corporate salaries.

Depreciation and Amortization. Depreciation and amortization was $1.8 million in the first half of 2006, a decrease of $0.1 million, or 5.3%, as compared to $1.9 million in the first half of 2005.

Interest Expense. Interest expense was $3.5 million in the first half of 2006, an increase of $0.3 million, or 9.4%, as compared to $3.2 million in the first half of 2005. This increase is attributable to an increase in outstanding borrowings on our acquisition line of credit of $5.3 million and an increase in borrowings on our revolving line of credit of $4.9 million.

Provision (Benefit) for Income Taxes. Provision for income taxes was $0.7 million in the first half of 2006 as compared to a provision for income taxes of $0.5 million during the first half of 2005. The change in provision for income taxes was primarily due to the increase in operating profit attained during the first half of 2006.

Net Income(Loss). Net income was $2.1 million during the first half of 2006, an increase of $0.1 million, or 6.0%, as compared to net income of $2.0 million during the first half of 2005. The increase in net income was primarily attributable to the contribution of the new locations we added in our November, 2005 acquisition, partially offset by to the $0.9 million we spent on professional fees for the restatement of our 2005 quarterly financial statements

Deferred Cemetery Revenue. Deferred cemetery revenues, net, increased $6.4 million, or 3.8% in the first half of 2006, from $167.8 million as of December 31, 2005 to $174.2 million as of June 30, 2006. In the comparable period in 2005, deferred cemetery revenues, net, increased $2.8 million, or 1.8% in the first half of 2005, from $156.0 million as of December 31, 2004 to $158.8 million as of June 30, 2005. The net increase in the first half of 2006 was primarily attributable to an increase in sales of pre-need cemetery products and services that were not delivered or performed in the first half of 2006. We added $26.2 million in pre-need sales of cemetery merchandise and services, net of deferred costs and cancellations, to our pre-need sales backlog during the first half of 2006 as compared to $21.7 million added during the first half of 2005. These increases were offset by revenues recognized, net of costs, of $18.6 million, including accumulated merchandise trust earnings, during the first half of 2006 related to the delivery and performance of pre-need cemetery merchandise and services as compared to $16.3 million of revenues recognized in the first half of 2005.

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

Cash Flow from Operating Activities. Cash flows provided by operating activities were $5.5 million in the first half of 2006 compared to cash flows provided by operating activities of $7.2 million during the first half of 2005. Cash flows provided by operating activities in the first half of 2006 decreased from the cash flows provided by operating activities in the first half of 2005 primarily due to cash distributed from and used to fund our merchandise trust funds. During the first half of the year, one of our cemetery merchandise suppliers was retooling its production facility and did not make shipments until June. This decreased the amount of cash flow we received as the result of servicing some of our pre-need products by approximately $2.4 million. Additionally, we used approximately $1.6 million in cash to reduce our outstanding accounts payable and accrued liabilities and paid approximately $0.6 million in expenses related to the restatement of our 2005 quarterly financial statements This decrease in cash flows from operating activities was partially offset by increased net income earned during the first half of 2006 and increases in merchandise liability related to the preceding factors.

Cash Flow from Investing Activities. Net cash used in investing activities was $2.8 million in the first six months of 2006, a decrease of $1.0 million, as compared to cash used in investing activities of $3.8 million in the first six months of 2005. This decrease was primarily attributable to $2.1 million provided from the divestiture of one of our funeral home locations, partially offset by increased capital expenditures related to mausoleum construction of $1.0 million.

Cash Flow from Financing Activities. Net cash used in financing activities was $4.8 million in the first six months of 2006 as compared to cash used in financing activities of $7.0 million in the first six months of 2005. The cash flow used in financing activities in 2006 was primarily attributable to the February and May unit holder distributions of $8.5 million partially offset by increased borrowings from our revolving credit facility of $3.7 million. The cash flow used in financing activities in 2005 was primarily attributable to the February and May unit holder distributions of $8.4 million partially offset by increased borrowings from our revolving credit facility of $1.6 million.

Credit Facility. Concurrent with the closing of our initial public offering in September 2004, StoneMor Operating LLC, which is our operating company, and its present and future subsidiaries, all as borrowers, entered into a new $35.0 million credit agreement. The credit agreement consists of a $12.5 million revolving credit facility and a $22.5 million acquisition line of credit. Borrowings under our revolving credit facility are due and payable three years after the date of the credit agreement, and borrowings under the acquisition facility are due and payable four years after the date of the credit agreement. We may prepay all loans under the credit agreement at any time without penalty, although our acquisition line may be subject to hedging arrangements with attendant termination fees. Any amounts repaid on the acquisition line cannot be reborrowed. We are required to reduce borrowings under our revolving credit facility that are designated for the purpose of funding a regularly scheduled quarterly distribution to the unitholders to not more than $5.0 million for a period of at least 30 consecutive days at least once during each consecutive 12-month period prior to the maturity of the revolving credit facility. As of June 30, 2006, we had outstanding borrowings of $4.9 million under our revolving credit line. As of June 30, 2006, we had $5.25 million outstanding under our acquisition line of credit that we borrowed for the acquisition of 22 cemeteries and 6 funeral homes from Service Corporation International in November 2005.

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

The credit agreement was amended in November 2004 to amend the leverage ratio from 3.5 to 1 to 3.75 to 1 until September 30, 2005 at which time it reverted back to 3.5 to 1. In March 2006, we received a waiver which extended the time allowed to meet the requirement that we deliver 2005 annual audited financial statements within 95 days of 2005 fiscal year end to 155 days from 2005 fiscal year end. We delivered the 2005 audited financial statements on May 15, 2006, within the extended deadline. As of June 30, 2006, the Company was in compliance with all debt covenants.

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

Capital Expenditures

The following table summarizes total maintenance capital expenditures and expansion capital expenditures, including for the construction of mausoleums and for acquisitions, for the periods presented (in thousands):

	Six Months Ended June 30,
	2005	2006
Maintenance capital expenditures	$1,628	$1,527
Expansion capital expenditures	2,158	3,352

Total capital expenditures	$3,786	$1,800

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

Interest-bearing Investments. Our fixed-income securities subject to market risk consist primarily of investments in merchandise trusts and perpetual care trusts. As of June 30, 2006, fixed-income securities represented 44.0% of the funds held in merchandise trusts and 58.7% of the funds held in perpetual care trusts. The aggregate quoted market value of these fixed-income securities was $50.2 million and $82.7 million in merchandise trusts and perpetual care trusts, respectively, as of June 30, 2006. Each 1% change in interest rates on these fixed-income securities would result in changes of approximately $0.5 million and $0.8 million in the fair market values of the securities held in merchandise trusts and perpetual care trusts, respectively, based on discounted expected future cash flows. If these securities are held to maturity, no change in fair market value will be realized.

Our money market and other short-term investments subject to market risk consist primarily of investments held in merchandise trusts and perpetual care trusts. As of June 30, 2006, these investments accounted for approximately 9.9% and 11.6% of the funds held in merchandise trusts and perpetual care trusts, respectively. The fair market value of these investments was $11.3 million and $16.3 million in merchandise trusts and perpetual care trusts, respectively, as of June 30, 2006. Each 10% change in average interest rates applicable to these investments would result in changes of approximately $1.1 million and $1.6 million, respectively; in the aggregate fair market values of the perpetual care investments and the merchandise trust investments.

Marketable Equity Securities. Our marketable equity securities subject to market risk consist primarily of investments held in merchandise trusts and in the case of perpetual care trusts, investments in real estate investment trusts, or REITs. As of June 30, 2006, marketable equity securities represented 46.1% of funds held in merchandise trusts and 29.7% of funds held in perpetual care trusts. The aggregate fair market value of these marketable equity securities was $52.6 million and $41.9 million in merchandise trusts and perpetual care trusts, respectively, as of June 30, 2006, based on final quoted sales prices. Each 10% change in the average market prices of the equity securities would result in a change of approximately $5.3 million and $4.2 million in the fair market value of securities held in merchandise trusts and perpetual care trusts, respectively.

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

Debt Instruments. Our credit facility bears interest at a floating rate, based on LIBOR, which is adjusted quarterly. This credit facility will subject us to increases in interest expense resulting from movements in interest rates. As of June 30, 2006, we had outstanding borrowings of $4.9 million under our revolving credit line. On November 1, 2005, we borrowed $5.25 million from our acquisition line of credit to facilitate the consummation of the acquisition of 22 cemeteries and 6 funeral homes from Service Corporation International.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon, and as of the date of this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information the Company is required to disclose in its reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately including, without limitation, ensuring that such information is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risk factors in our Annual Report on Form 10-K have not materially changed. The risks described in our Annual Report on Form 10-K, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

STONEMOR PARTNERS L.P.
By: StoneMor GP LLC
its general partner

August 9, 2006	/s/ Lawrence Miller

Lawrence Miller
Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

August 9, 2006	/s/ William R. Shane

William R. Shane
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description
31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of William R. Shane, Executive Vice President and Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith)

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of William R. Shane, Executive Vice President and Chief Financial Officer (furnished herewith)