Form 10-Q
period 2006-09-30
STONEMOR PARTNERS LP
filed 2006-11-09
CIK 1286131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2006

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of the registrant’s outstanding common units at November 9, 2006 was 4,795,780.

Index – Form 10-Q

Part I – Financial Information

Item 1. Financial Statements

StoneMor Partners L.P.

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	December 31, 2005	September 30, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,925	$14,382
Accounts receivable, net of allowance	29,991	27,842
Prepaid expenses	2,420	3,003
Other current assets	1,316	2,165

Total current assets	40,652	47,392

LONG-TERM ACCOUNTS RECEIVABLE - net of allowance	33,672	30,896
CEMETERY PROPERTY	164,772	164,588
PROPERTY AND EQUIPMENT, net of accumulated depreciation	27,091	30,428
MERCHANDISE TRUSTS, restricted, at fair value	113,432	144,488
PERPETUAL CARE TRUSTS, restricted, at fair value	136,719	161,596
DEFERRED FINANCING COSTS - net of accumulated amortization	1,985	1,428
DEFERRED SELLING AND OBTAINING COSTS	30,554	33,082
OTHER ASSETS	1,958	2,017

TOTAL ASSETS	$550,835	$615,915

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$7,461	$5,714
Accrued interest	260	306
Current portion, long-term debt	641	823

Total current liabilities	8,362	6,843

LONG-TERM DEBT	86,304	101,684
DEFERRED CEMETERY REVENUES, net	167,844	191,396
MERCHANDISE LIABILITY	42,621	49,165

TOTAL LIABILITIES	305,131	349,088

COMMITMENTS AND CONTINGENCIES
NON-CONTROLLING INTEREST IN PERPETUAL CARE TRUSTS	136,719	161,596

PARTNERS’ EQUITY
General partner	1,537	1,461
Limited partners:
Common	72,750	73,693
Subordinated	34,698	30,077

Total partners’ equity	108,985	105,231

TOTAL LIABILITIES AND PARTNERS’ EQUITY	$550,835	$615,915

See Accompanying Notes to the Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statement of Operations

(in thousands, except unit data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
Revenues:
Cemetery	$24,309	$25,670	$69,353	$78,025
Funeral home	512	1,115	1,662	3,704

Total revenues	24,821	26,785	71,015	81,729

Costs and Expenses:
Cost of goods sold (exclusive of depreciation shown separately below):
Land and crypts	1,621	1,278	4,209	4,141
Perpetual care	687	794	2,094	2,377
Merchandise	1,346	1,457	3,796	4,146
Cemetery expense	5,544	5,983	15,872	17,985
Selling expense	5,134	5,270	14,595	16,689
General and administrative expense	2,736	3,105	7,658	9,255
Corporate overhead	3,799	3,772	10,391	12,006
Depreciation and amortization	712	842	2,580	2,588
Funeral home expense	496	942	1,366	2,996

Total cost and expenses	22,075	23,443	62,561	72,183

OPERATING PROFIT	2,746	3,342	8,454	9,546

INTEREST EXPENSE	1,631	1,860	4,800	5,375

INCOME BEFORE INCOME TAXES	1,115	1,482	3,654	4,171

INCOME TAXES:
State	376	130	620	385
Federal	83	293	358	706

Total income taxes	459	423	978	1,091

NET INCOME	$656	$1,059	$2,676	$3,080

General partner’s interest in net income for the period	$14	$21	$54	$62

Limited partners’ interest in net income for the period
Common	$321	$536	$1,311	$1,558
Subordinated	$321	$502	$1,311	$1,460

Net income per limited partner unit (basic and diluted)	$.08	$.12	$.31	$.34

Weighted average number of limited partners’ units outstanding (basic and diluted)	8,480	8,767	8,480	8,763

See Accompanying Notes to the Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statement of

Partners’ Equity

(in thousands)

(unaudited)

	Partners’ Capital				Total
	Limited Partners			General Partner
	Common	Subordinated	Total
Balance, December 31, 2005	$72,750	$34,698	$107,448	$1,537	108,985

Net Income	476	446	922	19	941
Cash distribution	(2,148)	(2,013)	(4,161)	(86)	(4,247)

Balance, March 31, 2006	$71,078	$33,131	$104,209	$1,470	$105,679
Net Income	546	512	1,058	22	1,080
Cash distribution	(2,171)	(2,034)	(4,205)	(86)	(4,291)

Balance, June 30, 2006	$69,453	$31,609	$101,062	$1,406	$102,468
Proceeds from units issued in acquisition	5,875	—	5,875	—	5,875
General partner contribution	—	—	—	120	120
Net Income	536	502	1,038	21	1,059
Cash distribution	(2,171)	(2,034)	(4,205)	(86)	(4,291)

Balance, September 30, 2006	$73,693	$30,077	$103,770	$1,461	$105,231

See Accompanying Notes to the Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statement of Cash Flows

(in thousands)

(unaudited)

	Nine months ended September 30,
	2005	2006
OPERATING ACTIVITIES:
Net income	$2,676	$3,080
Adjustments to reconcile net income to net cash provided by operating activity:
Cost of lots sold	2,856	3,258
Depreciation and amortization	2,580	2,588
Deferred income tax	459	—
Other non cash	—	376
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	321	9,828
Allowance for doubtful accounts	—	500
Merchandise trust fund	6,738	(1,419)
Prepaid expenses	(866)	(583)
Other current assets	(256)	(1,085)
Other assets	(8)	(57)
Accounts payable and accrued and other liabilities	(1,758)	(1,755)
Deferred selling and obtaining costs	(1,292)	(2,528)
Deferred cemetery revenue	5,505	9,147
Merchandise liability	(5,349)	(4,907)

Net cash provided by operating activities	11,606	16,443

INVESTING ACTIVITIES:
Cost associated with potential acquisitions	(1,706)	(20)
Purchase of Subsidiaries, net of common units issued	—	(9,214)
Additions to cemetery property	(2,087)	(2,920)
Divestiture of funeral home	—	2,091
Additions to property and equipment	(1,843)	(1,778)

Net cash used in investing activities	(5,636)	(11,841)

FINANCING ACTIVITIES:
Cash distribution	(12,441)	(12,828)
Additional borrowings on long-term debt	2,400	16,224
Repayments of long-term debt	—	(661)
Sale of partner units	—	120
Cost of financing activities	(178)	—

Net cash used in financing activities	(10,219)	2,855

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,249)	7,457
CASH AND CASH EQUIVALENTS - Beginning of period	14,474	6,925

CASH AND CASH EQUIVALENTS - End of period	$10,225	$14,382

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$4,735	$5,330

Cash paid during the period for income taxes	$970	$3,035

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of limited partner units to fund cemetery acquisition	$—	$5,875

See Accompanying Notes to the Condensed Consolidated Financial Statements.

1. NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. StoneMor Partners L.P. (“StoneMor”, the “Partnership” or the Company) headquartered in Bristol, Pennsylvania, is an owner and operator of cemeteries in the United States, with 175 cemeteries and 27 funeral homes in 21 states. StoneMor is the only publicly traded deathcare company structured as a partnership.

Interim Financial Data—The interim financial data are unaudited. However, in the opinion of management, the interim financial data as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for a full year.

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

Total revenues derived from the cemeteries under long term management contracts totaled approximately $5.6 million and $4.6 million for the three months ended September 30, 2005 and 2006, respectively and $15.0 million and $15.3 million for the nine months ended September 30, 2005 and 2006, respectively.

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

The Company records a merchandise liability at the time it enters into a pre-need contract with a customer at the estimated cost to purchase the merchandise or provide the service. The merchandise liability is reduced when payment for the merchandise is made by the Company and title to the merchandise is transferred to the customer. The merchandise liability is also reduced when the contracted service is performed by the Company. Allowances for customer cancellations arising from non-payment are provided at the date of sale based upon management’s estimates of expected cancellations and historical experience. Actual cancellation rates in the future may result in a change in estimate. Actual cancellations did not vary significantly from the estimates of expected cancellations at September 30, 2005 and September 30, 2006.

Pursuant to state law, a portion of the proceeds from cemetery merchandise or services sold on a pre-need basis is required to be paid into merchandise trusts. The Company defers investment earnings generated by the assets in these merchandise trusts (including realized gains and losses) until the associated merchandise is delivered or the services are performed. The fair value of the funds held in merchandise trusts at December 31, 2005 and September 30, 2006 was approximately $113.4 million and $144.5 million, respectively (see Note 5). A portion of the proceeds from the sale of cemetery property is required by state law to be paid into perpetual care trusts. Earnings from the perpetual care trusts are recognized in current cemetery revenues and are used to defray cemetery maintenance costs, which are expensed as incurred. Funds held in perpetual care trusts at December 31, 2005 and September 30, 2006 were $136.7 million and $161.6 million, respectively (see Note 6).

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

Inventories—Inventories, classified as other current assets on the Company’s condensed consolidated balance sheets, include cemetery and funeral home merchandise and are valued at the lower of cost or net realizable value. Cost is determined primarily on a specific identification basis on a first-in, first-out basis. Inventories were approximately $1.0 million and $2.1 million at December 31, 2005 and September 30, 2006, respectively.

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

For the three months ended September 30, 2005 and 2006, depreciation expense was $0.5 million and $0.6 million, respectively. For the nine months ended September 30, 2005 and 2006, depreciation expense was $2.0 million and $2.0 million, respectively.

Deferred Cemetery Revenues, Net—Revenues and all costs associated with pre-need sales of cemetery merchandise and services are deferred until the merchandise is delivered or the services are performed. In addition, investment earnings generated by the assets included in the merchandise trusts are deferred until the associated merchandise is delivered or the services are performed. Deferred cemetery revenues, net, also includes deferred revenues from pre-need sales that were entered into by entities prior to the acquisition of those entities by the Company, including entities that were acquired by Cornerstone Family Services, Inc. (“Cornerstone”) upon its formation in 1999. The Company provides for a reasonable profit margin for these deferred revenues (deferred margin) to account for the future costs of delivering products and providing services on pre-need contracts that the Company acquired through acquisition. Deferred margin amounts are deferred until the merchandise is delivered or services are performed.

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

At its March 28, 2006 meeting, the FASB approved the issuance of a draft abstract EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)”, which addresses the income statement disclosure on taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, and may include, but are not limited to, sales, use, value added, and some excise taxes. The presentation of taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to Opinion 22. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant and can be done on an aggregate basis. When issued, EITF Issue No. 06-3 would be effective for financial reports for interim and annual reporting periods beginning after December 15, 2006. The Company currently accounts for taxes on a net basis; therefore EITF 06-3 should not have any significant impact on our financial condition or results of operations.

In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

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

Segment Reporting and Related Information— The Company has one reportable segment, death care services.

Disclosure of reported segment revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
	(in thousands)		(in thousands)
Revenues:
Cemetery:
Sales	$14,815	$14,600	$40,698	$45,457
Services and other	5,341	6,178	16,109	19,803
Investment, including realized gains from merchandise trusts and receivables	3,488	3,904	9,933	10,549
Deferred margin, recognized	665	988	2,613	2,216

	24,309	25,670	69,353	78,025
Funeral home revenues	512	1,115	1,662	3,704

Total revenues	$24,821	$26,785	$71,015	$81,729

2. LONG-TERM ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

Long-term accounts receivable, net, consist of the following:

	December 31, 2005	September 30, 2006
	(in thousands)
Customer receivables	$80,755	$77,528
Unearned finance income	(7,831)	(8,199)
Allowance for contract cancellations	(9,261)	(10,591)

	63,663	58,738
Less: current portion - net of allowance	29,991	27,842

Long-term portion - net of allowance	$33,672	$30,896

Activity in the allowance for contract cancellations is as follows:

	December 31, 2005	September 30, 2006
	(in thousands)
Balance - Beginning of period	$8,948	$9,261
Provision for cancellations	6,490	6,476
Charge-offs - net	(6,177)	(5,146)

Balance - End of period	$9,261	$10,591

3. CEMETERY PROPERTY

Cemetery property consists of the following:

	December 31, 2005	September 30, 2006
	(in thousands)
Developed land	$21,165	$20,403
Undeveloped land	110,556	109,583
Mausoleum crypts and lawn crypts	33,051	34,602

Total	$164,772	$164,588

4. PROPERTY AND EQUIPMENT

Major classes of property and equipment follow:

	December 31, 2005	September 30, 2006
	(in thousands)
Building and improvements	$26,242	$28,622
Furniture and equipment	20,784	23,115

	47,026	51,737
Less: accumulated depreciation	(19,935)	(21,309)

Property and equipment - net	$27,091	$30,428

5. PRE-NEED MERCHANDISE AND SERVICES AND MERCHANDISE TRUSTS.

Cemetery—In connection with the pre-need sale of cemetery interment rights, merchandise and services, the customer typically enters into an installment contract with the Company. The contract is usually for a period not to exceed 60 months with payments of principal and interest required. Interest is imputed for contracts that do not bear a market rate of interest (at a rate of 6.75% during the year ended December 31, 2005 and 8.75% during the nine months ended September 30, 2006). The Company establishes an allowance for cancellations due to non-payment at the date of sale based on historic experience and management’s estimates. The allowance is reviewed quarterly and changes in estimates are reflected for current and prior contracts as a result of recent cancellation experience. Actual cancellation rates in the future may result in a change in estimate.

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

At December 31, 2005, the cost and market value associated with the assets held in merchandise trusts follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
	(In Thousands)
Short-term investment	$11,651	$—	$—	$11,651
Fixed maturities:
U.S. Government and federal agency	2,408	1	(48)	2,361
U.S. State and local government agency	1,946	1	(10)	1,937
Corporate debt securities	4,113	10	(133)	3,990
Other debt securities	47,212	59	(759)	46,512

Total fixed maturities	55,679	71	(950)	54,800

Equity securities	47,944	1,192	(2,155)	46,981

Total	$115,274	$1,263	$(3,105)	$113,432

At September 30, 2006, the cost and market value associated with the assets held in merchandise trusts follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
	(In Thousands)
Short-term investment	$8,513	$—	$—	8,513
Fixed maturities:
U.S. Government and federal agency	3,575	5	(53)	3,527
U.S. State and local government agency	2,533	7	(37)	2,503
Corporate debt securities	4,020	24	(128)	3,916
Other debt securities	72,022	149	(850)	71,321

Total fixed maturities	82,150	185	(1,068)	81,267

Equity securities	53,144	3,362	(1,798)	54,708

Total	$143,807	$3,547	$(2,866)	$144,488

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at September 30, 2006 is presented below:

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Fixed maturities:
U.S. Government and federal agency	$2,295	$50	$115	$4	$2,410	$54
U.S. State and local government agency	1,340	25	272	11	1,612	36
Corporate debt securities	1,157	24	1,606	104	2,763	128
Other debt securities	7,632	113	24,027	737	31,659	850

Total fixed maturities	12,424	212	26,020	856	38,444	1,068

Equity securities	17,746	1,117	9,217	681	26,963	1,798

Total	$30,170	$1,329	$35,237	$1,537	$65,407	$2,866

The Company considers various factors when considering if a decline in fair value of an asset is other than temporary, including but not limited to the length of time and magnitude of the unrealized loss; the volatility of the investment; the credit ratings of the issuers of the investments; and the Company’s intentions to sell or ability to hold the investments. At September 30, 2006, the Company has concluded that the declines in the fair values of the Company’s investments in fixed maturities and equity securities held by the merchandise trusts are temporary.

The company deposited $3,787 and $5,246 and withdrew $8,959 and $6,971 from the trusts during the three month period ended September 30, 2005 and 2006, respectively. During the three months ended September 30, 2005, purchase and sales of securities available for sale included in trust investments were $47,269 and $51,950, respectively. During the three months ended September 30, 2006, purchase and sales of securities available for sale included in trust investments were $21,189 and $22,961, respectively.

Funeral Home—Prearranged funeral home services provide for future funeral home services generally determined by prices prevailing at the time that the contract is signed. A portion of the payments made under funeral home pre-need contracts is placed in funeral trusts. Amounts used to defray the initial cost of administration are not placed in trust. The balance of the amounts in the trusts totaled approximately $1.6 million at December 31, 2005 and approximately $1.8 million at September 30, 2006 and are included within the merchandise trusts above. Funeral trust principal, together with investment earnings retained in trust, are deferred until the service is performed. Upon performance of the contracted funeral home service, the Company recognizes the funeral trust principal amount together with the accumulated trust earnings as funeral home revenues.

6. PERPETUAL CARE TRUSTS.

At December 31, 2005, the cost and market value associated with the assets held in perpetual care trust follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
	(In Thousands)
Short-term investment	$13,400	$—	$—	$13,400
Fixed maturities:
U.S. Government and federal agency	3,988	9	(69)	3,928
U.S. State and local government agency	1,673	11	(13)	1,671
Corporate debt securities	14,609	212	(271)	14,550
Other debt securities	66,392	535	(300)	66,627

Total fixed maturities	86,662	767	(653)	86,776

Equity Securities	34,993	1,882	(332)	36,543

Total	$135,055	$2,649	$(985)	$136,719

At September 30, 2006, the cost and market value associated with the assets held in perpetual care trust follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
	(In Thousands)
Short-term investment	$11,685	$—	$—	$11,685
Fixed maturities:
U.S. Government and federal agency	6,476	17	(54)	6,439
U.S. State and local government agency	4,462	27	(13)	4,476
Corporate debt securities	14,821	216	(289)	14,748
Other debt securities	78,844	1,144	(196)	79,792

Total fixed maturities	104,603	1,404	(552)	105,455

Equity Securities	40,590	4,057	(191)	44,456

Total	$156,878	$5,461	$(743)	$161,596

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at September 30, 2006 held in perpetual care trusts is presented below:

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Fixed maturities:
U.S. Government and federal agency	$1,903	$48	$429	$7	$2,332	$55
U.S. State and local government agency	782	6	289	7	1,071	13
Corporate debt securities	5,213	131	3,252	158	8,465	289
Other debt securities	27,637	196	—	—	27,637	196

Total fixed maturities	35,535	381	3,970	172	39,505	553

Equity Securities	4,401	62	5,131	128	9,532	190

Total	$39,936	$443	$9,101	$300	$49,037	$743

The Company considers various factors when considering if a decline in fair value of an asset is other than temporary, including but not limited to the length of time and magnitude of the unrealized loss; the volatility of the investment; the credit ratings of the issuers of the investments; and the Company’s intentions to sell or ability to hold the investments. At September 30, 2006, the Company has concluded that the declines in the fair values of the Company’s investments in fixed maturities and equity securities held in perpetual care trusts are temporary.

The company deposited $2,958 and $1,233 and withdrew $5,315 and $1,793 from the trusts during the three months ended September 30, 2005 and 2006, respectively. During the three months ended September 30, 2005, purchase and sales of securities available for sale included in trust investments were $9,266 and $9,011, respectively. During the three months ended September 30, 2006, purchase and sales of securities available for sale included in trust investments were $47,400 and $46,307, respectively.

The Company recorded income from perpetual care trusts of $ $1.8 million and $5.2 million for the three and nine months ended September 30, 2005, respectively and $2.2 million and $6.6 million during the same period of 2006. This income is classified as cemetery revenues in the consolidated statements of operations.

7. LONG-TERM DEBT

The following is a summary of debt outstanding at:

	December 31, 2005	September 30, 2006
	(In Thousands)
Insurance premium financing, due in installments through September 2007 (4.75%)	437	703
Covenants not to compete due through August 2007 (non-interest bearing)	258	99
Vehicle Financing	—	55
Acquisition Credit Line, due September 2009 (interest rate - Libor + 3.5%)	5,250	14,250
Revolving Credit Line, due September 2009 (interest rate - Libor + 3.5%)	1,000	7,400
Senior secured notes, due 2009 (interest rate - 7.66%)	80,000	80,000

Total	86,945	102,507
Less current portion	641	823

Long-term portion	$86,304	$101,684

On September 20, 2004, concurrent with the closing of the Partnership’s initial public offering, StoneMor Operating LLC and its subsidiaries issued and sold $80.0 million aggregate principal amount of senior secured notes. The senior secured notes rank pari passu with all of our other senior secured debt, including the revolving credit facility and the acquisition facility, subject to the description of the collateral securing the senior secured notes described below. The senior secured notes are guaranteed by the Partnership, the general partner of the Partnership and any future subsidiaries of StoneMor Operating LLC. Obligations under the senior secured notes are secured by a first priority lien and security interest covering substantially all of the assets of the issuers of the senior secured notes, whether then owned or thereafter acquired, other than specified receivable rights and a third priority lien and security interest covering those specified receivable rights, each as described above, of such issuers, whether then owned or thereafter acquired.

On September 20, 2004, concurrent with the closing of the Partnership’s initial public offering, StoneMor Operating LLC and its subsidiaries entered into a new $35.0 million credit facility with a group of banks. This credit facility consists of a $12.5 million revolving credit line and a $22.5 million acquisition line of credit. Borrowings under the revolving credit line were originally due and payable on September 20, 2007, and borrowings under the acquisition line of credit were originally due and payable on September 20, 2008. On September 28, 2006, the Company entered into a second amendment of the credit facility which extended the due date on both lines of credit to September 20, 2009. Depending on the type of loan, this credit facility bears interest at the Base Rate or the Eurodollar Rate, plus applicable margins ranging from 0.00% to 1% and 2.5% to 3.5% per annum, respectively, depending on our ratio of total debt to consolidated EBIDTA, as defined. The Base Rate is the higher of the federal funds rate plus 0.05% or the prime rate announced by Fleet National Bank, a Bank of America Company. The Eurodollar Rate is to be determined by the administrative agent according to the credit facility. As of September 30, 2006, we had outstanding borrowings of $7.4 million under our revolving credit line. As of September 30, 2006, we had $14.25 million outstanding under our acquisition line of credit from which we borrowed $5.25 million for the acquisition of 22 cemeteries and 6 funeral homes from Service Corporation International in November 2005 and $9.0 million for the acquisition of 21 cemeteries and 14 funeral homes from Service Corporation International, joined by certain of its direct and indirect subsidiary entities, in September 2006.

Borrowings under the credit facility rank pari passu with all of our other senior secured debt, including the senior secured notes, subject to the description of the collateral securing the credit facility described below. Borrowings under the credit facility are guaranteed by the Partnership and the general partner of the Partnership.

Our obligations under the revolving facility are secured by a first priority lien and security interest in specified receivable rights, whether then owned or thereafter acquired, of the borrower and the guarantors and by a third priority lien and security interest in substantially all assets other than those receivable rights of the borrower and the guarantors, excluding trust accounts and certain proceeds required by law to be placed into such trust accounts and funds held in trust accounts, our general partner’s interest in the Partnership and our general partner’s incentive distribution rights under the Partnership’s partnership agreement. These assets secure the acquisition facility and our senior secured notes. The specified receivable rights include all accounts and other rights to payment arising under customer contracts or agreements (other than amounts required to be deposited into merchandise and perpetual care trusts) or management agreements, and all inventory, general intangibles and other rights reasonably related to the collection and performance of these accounts and rights to payment.

Our obligations under the acquisition facility are secured by a first priority lien and security interest in substantially all assets, whether then owned or thereafter acquired, other than specified receivable rights of the borrower and the guarantors, excluding trust accounts and certain proceeds required by law to be placed into such trust accounts and funds held in trust accounts, our general partner’s interest in the Partnership and our general partner’s incentive distribution rights under the Partnership’s partnership agreement, and a third party priority lien and security interest in those specified receivable rights of the borrower and the guarantors. The senior secured notes will share pari passu in the collateral securing the acquisition facility.

The agreements governing the revolving credit facility, the acquisition line of credit and the senior secured notes contain restrictive covenants that, among other things, prohibit distributions upon defined events of default, restrict investments and sales of assets and require us to maintain certain financial covenants, including specified financial ratios. As of September 30, 2006, the Company was in compliance with all debt covenants.

Deferred financing costs as of September 30, 2006 consisted of approximately $2.9 million of debt issuance costs, less accumulated amortization of approximately $1.5 million. These costs were incurred in connection with the issuance of the Company’s senior secured notes during September 2004.

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

The provision for income taxes for the three months ended September 30, 2005 and 2006 is based upon the estimated annual effective tax rates expected to be applicable to the Company for 2005 and 2006, respectively.

9. DEFERRED CEMETERY REVENUES – NET

In accordance with SAB No. 104, the Company defers the revenues and all direct costs associated with the sale of pre-need cemetery merchandise and services until the merchandise is delivered or the services are performed. The Company also defers the costs to obtain new pre-need cemetery and new prearranged funeral business as well as the investment earnings on the prearranged services and merchandise trusts (see Note 1). At December 31, 2005 and September 30, 2006, deferred cemetery revenues, net, consisted of the following:

	December 31, 2005	September 30, 2006
	(In Thousands)
Deferred cemetery revenue	$136,299	$147,542
Deferred merchandise trust revenue	20,166	23,965
Deferred pre-acquisition margin	32,151	42,281
Deferred cost of good sold	(20,772)	(22,392)

Deferred cemetery revenues, net	$167,844	$191,396

Deferred selling and obtaining costs	$30,554	$33,082

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

Leases—At September 30, 2006, the Company was committed to operating lease payments for premises, automobiles and office equipment under various operating leases with initial terms ranging from one to five years and options to renew at varying terms. Expenses under operating leases were $0.4 million for the nine months ended September 30, 2006 and $0.4 million for the nine months ended September 30, 2005.

At September 30, 2006, operating leases will result in future payments in the following approximate amounts:

(in thousands)
2006	$136
2007	475
2008	469
2009	447
2010	365
Thereafter	1,124

Total	$3,016

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

Management Contract- As of September 30, 2006, one of the management contracts under which we operate one of our locations is in negotiation for renewal. The Company consolidates this location in accordance with FIN 46R (see Note 1). We are continuing to operate under the terms and conditions of the old agreement. In the event that we do not negotiate a new contract, we will discontinue consolidating this entity and our investment will be evaluated for recoverability. If it is determined to be impaired, we would record a non-cash charge of approximately $0.3 million. For the years ended December 31, 2003, 2004 and 2005 we received $154,000, $190,527 and $164,930 in net management fees from this location. Additionally, we will be required to evaluate the collectibility of an intercompany receivable in the amount of approximately $0.7 million, which may increase the amount of the non-cash charge.

11. ACQUISITIONS

On September 28, 2006 the Company acquired 21 cemeteries and 13 funeral homes from Service Corporation International (NYSE: SCI), joined by certain of its direct and indirect subsidiary entities for $11.8 million in the aggregate. The results of the operations of these acquired cemeteries and funeral homes have been included in the consolidated financial statements since that date. StoneMor paid $5.9 million in cash in the aggregate and 275,046 StoneMor Limited Partner units, representing the additional $5.9 million. The value of the StoneMor Limited Partner units issued was determined based on the average market price of the Company’s units over the 2-day period before and after the terms of the acquisition were agreed and announced. Including the acquisition transaction costs, the transaction was valued at $14.4 million for accounting purposes

The following table summarizes the estimated fair values (in thousands) of the assets acquired and liabilities assumed as of the acquisition date. StoneMor was in the process of finalizing the allocation of the purchase price as of November 9, 2006; thus, the allocation shown below is preliminary and subject to further refinement.

Assets acquired
Accounts receivable, net	$2,027
Long-term accounts receivable	3,371
Cemetery property	539
Property and equipment	4,603
Merchandise trust funds, restricted at fair value	27,639

Total assets acquired	38,179

Liabilities assumed
Deferred margin	12,345
Merchandise liability	11,395

Total liabilities assumed	23,740

Net assets acquired	$14,439

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

This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements included in Part 1 Item 1 of this Quarterly Report on Form 10-Q (including the notes thereto).

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, including, but not limited to, information regarding the status and progress of StoneMor’s operating activities, the plans and objectives of StoneMor’s management, assumptions regarding StoneMor’s future performance and plans, and any financial guidance provided, as well as certain information in other filings with the SEC and elsewhere, are forward-looking statements within the meaning of Section 27A(i) of the Securities Act of 1933 and Section 21E(i) of the Securities Exchange Act of 1934. The words “believe,” “may,” “will,” “estimate,” “continues,” “anticipate,” “intend,” “project,” “expect “predict,” and similar expressions identify these forward-looking statements. These forward-looking statements are made subject to certain risks and uncertainties that could cause actual results to differ materially from those stated, including, but not limited to, the following: future revenue and revenue growth; the impact of StoneMor’s significant leverage on its operating plans; the ability of StoneMor to service its debt; StoneMor’s ability to attract, train and retain an adequate number of sales people; uncertainties associated with the volume and timing of pre-need sales of cemetery services and products; variances in death rates; variances in the use of cremation; changes in the political or regulatory environments, including potential changes in tax accounting and trusting policies; StoneMor’s ability to successfully implement a strategic plan relating to producing operating improvement, strong cash flows and further deleveraging; uncertainties associated with the integration or the anticipated benefits of the acquisition of assets in November 2005 and September 2006, information disclosed within this Quarterly Report on Form 10-Q; and various other uncertainties associated with the deathcare industry and StoneMor’s operations in particular.

When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. We assume no obligation to publicly update or revise any forward-looking statements made herein or any other forward-looking statements made by us, whether as a result of new information, future events or otherwise.

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

Cornerstone was founded in 1999 by members of our management team and a private equity investment firm, which we refer to as McCown De Leeuw, in order to acquire a group of 123 cemetery properties and 4 funeral homes. Since that time, Cornerstone acquired 53 additional cemeteries and 22 funeral homes, built two funeral homes and sold one cemetery and one funeral home.

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

We are an owner and operator of cemeteries in the United States of America. As of September 30, 2006, the Company operated 175 cemeteries in 21 states, located primarily in the eastern United States of America. The Company owns 168 of these cemeteries and operates the remaining 7 under long-term management agreements with cemetery associations that own the cemeteries. As a result of the agreements and other control arrangements, StoneMor consolidates the results of the 7 managed cemeteries in our historical consolidated financial statements.

StoneMor sells cemetery products and services both at the time of death, which the Company refers to as at-need, and prior to the time of death, which the Company refers to as pre-need. During the first nine months of 2006, StoneMor performed over 18,700 burials and sold more then 11,900 interment rights (net of cancellations) compared to 16,300 and 11,000, respectively, for the same period of 2005.

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

At its March 28, 2006 meeting, the FASB approved the issuance of a draft abstract EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)”, which addresses the income statement disclosure on taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, and may include, but are not limited to, sales, use, value added, and some excise taxes. The presentation of taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to Opinion 22. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant and can be done on an aggregate basis. When issued, EITF Issue No. 06-3 would be effective for financial reports for interim and annual reporting periods beginning after December 15, 2006. The Company currently accounts for taxes on a net basis; therefore EITF 06-3 should not have any significant impact on our financial condition or results of operations.

In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This

Interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

Results of Operations

The following table summarizes our results of operations for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
	(in thousands)
Statement of Operations Data:
Revenues:
Cemetery	$24,309	$25,670	$69,353	$78,025
Funeral home	512	1,115	1,662	3,704

Total	24,821	26,785	71,015	81,729

Costs and Expenses:
Cost of goods sold:
Land and crypts	1,621	1,278	4,209	4,141
Perpetual care	687	794	2,094	2,377
Merchandise	1,346	1,457	3,796	4,146
Cemetery expense	5,544	5,983	15,872	17,985
Selling expense	5,134	5,270	14,595	16,689
General and administrative expense	2,736	3,105	7,658	9,255
Corporate overhead	3,799	3,772	10,391	12,006
Depreciation and amortization	712	842	2,580	2,588
Funeral home expense	496	942	1,366	2,996
Interest expense	1,631	1,860	4,800	5,375
Income taxes (benefit)	459	423	978	1,091

Net income (loss)	$656	$1,059	$2,676	$3,080

The following table presents supplemental operating data as of the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
Operating Data:
Interments Performed	5,007	6,116	16,388	18,704
Cemetery revenues per interment performed	$4,855	$4,197	$4,232	$4,172

Interment rights sold (1):
Lots	2,860	3,495	9,103	9,971
Mausoleum crypts (including pre-construction)	562	522	1,640	1,706
Niches	73	88	287	317

Total interment rights sold	3,495	4,105	11,030	11,994

Number of contracts written	11,203	12,689	34,623	39,998
Aggregate contract amount, in thousands (excluding interest)	$23,804	$27,126	$71,086	$85,390
Average amount per contract (excluding interest)	$2,125	$2,138	$2,053	$2,135

Number of pre-need contracts written	5,356	5,743	15,788	18,540
Aggregate pre-need contract amount, in thousands (excluding interest)	$15,767	$17,272	$46,373	$54,976
Average amount per pre-need contract (excluding interest)	$2,944	$3,007	$2,937	$2,965

Number of at-need contracts written	5,847	6,946	18,835	21,458
Aggregate at-need contract amount, in thousands	$8,037	$9,854	$24,713	$30,414
Average amount per at-need contract	$1,375	$1,419	$1,312	$1,417

(1)	Net of cancellations. Counts the sale of a double-depth burial lot as the sale of two interment rights.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Cemetery Revenues. Cemetery revenues were $25.7 million in the third quarter of 2006, an increase of $1.4 million, or 5.8%, as compared to $24.3 million in the third quarter of 2005. Cemetery revenues from pre-need sales, including interest income from pre-need installment contracts and investment income from trusts, were $16.7 million in the third quarter of 2006, an increase of $0.2 million, or 1.2%, as compared to $16.5 million in the third quarter of 2005. The increase primarily resulted from increased lot sales ($0.4 million) and additional vault deliveries and installation ($1.2 million), offset by a decrease in casket deliveries of $0.4 million, a decrease in mausoleum sales of $1.1 million and a decrease in marker and marker base sales of $0.8 million. Total revenues from merchandise and perpetual care trusts for the third quarter of 2006 were $3.9 million, an increase of $0.4 million or 11.4%, as compared to $3.5 million during the same period in 2005.

Cemetery revenues from at-need sales in the third quarter of 2006 were $8.6 million, an increase of $1.4 million, or 19.4%, as compared to $7.2 million in the third quarter of 2005. The increase in cemetery revenues from at-need sales was primarily attributable to higher sales of monument bases and markers of $0.7 million and higher sales of openings and closings of $0.7 million.

Other cemetery revenues were $0.4 million in the third quarter of 2006, a decrease of $0.2 million or 33.3%, as compared to $0.6 million in the third quarter of 2005. The decrease is related to a decrease in the amount of revenue recognized from cash kept on cancelled contracts of $0.2 million.

The third quarter increases in almost all revenue components are primarily related to our acquisition of 22 cemeteries and 6 funeral homes from Service Corporation International in November 2005.

Costs of Goods Sold. Cost of goods sold was $3.5 million in the third quarter of 2006, a decrease of $0.2 million, or 5.4%, as compared to $3.7 million in the third quarter of 2005 due to the composition of the items serviced during the period. As a percentage of cemetery revenues, cost of goods sold was 14.2% in the third quarter of 2006 a decrease of 1.0% from 15.2% in the third quarter of 2005.

Selling Expense. Total selling expense was $5.3 million in the third quarter of 2006, an increase of $0.2 million, or 3.9%, as compared to $5.1 million in the third quarter of 2005. Sales commissions and other compensation expenses contributed $4.8 million to total selling expense during the third quarter of 2006, an increase of $0.1 million, or 2.1%, compared to $4.7 million in the third quarter of 2005. As a percentage of pre-need sales, sales commissions and other compensation expenses were 28.7% in the third quarter of 2006, a decrease of 2.1% from the third quarter of 2005.

Cemetery Expense. Cemetery expense was $6.0 million in the third quarter of 2006, an increase of $0.5 million, or 9.1%, as compared to $5.5 million in the third quarter of 2005. This increase was primarily due to an increase in cemetery labor costs of $0.2 million and an increase in cemetery maintenance and supplies of $0.2 million.

General and Administrative Expense. General and administrative expense was $3.1 million in the third quarter of 2006, an increase of $0.4 million, or 14.8%, as compared to $2.7 million in the third quarter of 2005. The increase was primarily attributable to an increase in office salaries of $0.1 million and an increase in insurance costs of $0.2 million.

Funeral Home Revenues and Expense. Funeral home revenues were $1.1 million in the third quarter of 2006, an increase of $0.6 million, or 120.0%, as compared to $0.5 million in the third quarter of 2005. The primary reason for the increase was an increase in the number of services performed, 264 in the third quarter of 2006 compared to 146 in the third quarter of 2005. Funeral home expenses were $0.9 million in the third quarter of 2006, an increase of $0.4 million, or 80.0%, as compared to $0.5 million in the third quarter of 2005. The majority of all increases in funeral home revenue and expenses are attributable to our acquisition of 22 cemeteries and 6 funeral homes from Service Corporation International in November 2005.

Corporate Overhead. Corporate overhead was $3.8 million in the third quarter of 2006, essentially unchanged from the third quarter of 2005.

Depreciation and Amortization. Depreciation and amortization was $0.7 million in the third quarter of 2006, essentially unchanged from the third quarter of 2005.

Interest Expense. Interest expense was $1.9 million in the third quarter of 2006, an increase of $0.3 million, or 18.8%, as compared to $1.6 million in the third quarter of 2005. This increase is attributable to $15.4 million increase in debt outstanding at September 30, 2006.

Provision (Benefit) for Income Taxes. Provision for income taxes was $0.4 million in the third quarter of 2006 as compared to a provision for income taxes of $0.5 million during the third quarter of 2005. The change in provision for income taxes was primarily due to the decrease in operating profit at our non-qualified locations attained during the third quarter of 2006.

Net Income(Loss). Net income was $1.1 million during the third quarter of 2006, an increase of $0.4 million, or 57.1%, as compared to a net income of $0.7 million during the third quarter of 2005. The increase in net income was primarily attributable the contribution of the new locations we added in our acquisition of 22 cemeteries and 6 funeral homes from Service Corporation International in November 2005.

Deferred Cemetery Revenue, net. Deferred cemetery revenues, net, increased $16.1 million, or 9.2% in the third quarter of 2006, from $175.3 million as of June 30, 2006 to $191.4 million as of September 30, 2006. In the comparable period in 2005, deferred cemetery revenues, net, increased $1.5 million, or 0.9%, from $158.8 million as of June 30, 2005 to $160.3 million as of September 30, 2005. The net increase in the quarter ended September 30, 2006 was primarily attributable to an increase in sales of pre-need cemetery products and services that were not delivered or performed in the quarter ended September 30, 2006 and our September 2006 acquisition. In the three months ended September 30, 2006, we added $15.2 million in pre-need sales of cemetery merchandise and services, net of deferred costs and cancellations, to our pre-need sales backlog which was offset by revenues recognized, net of costs, of $9.4 million, including accumulated merchandise trust earnings related to the delivery and performance of pre-need cemetery merchandise and services. In the three months ended September 30, 2005, we added $11.5 million in pre-need sales of cemetery merchandise and services, net of deferred costs and cancellations, to our pre-need sales backlog which was offset by revenues recognized, net of costs, of $10.0 million, including accumulated merchandise trust earnings related to the delivery and performance of pre-need cemetery merchandise and services.

Nine Months Ended September 30, 2006 compared to Nine Months Ended September 30, 2005

Cemetery Revenues. Cemetery revenues were $78.0 million in the first nine months of 2006, an increase of $8.6 million, or 12.4%, as compared to $69.4 million in the first nine months of 2005. Cemetery revenues from pre-need sales, including interest income from pre-need installment contracts and investment income from trusts, were $49.1 million in the first nine months of 2006, an increase of $3.9 million, or 8.6%, as compared to $45.2 million in the first nine months of 2005. The increase primarily resulted from additional lot sales ($1.4 million), additional vault deliveries ($3.7 million) and additional document fees ($0.4 million). These increases were partially offset by a decrease in the delivery of caskets ($2.7million). An additional contribution to the increase in cemetery revenues from pre-need sales was higher accumulated earnings from merchandise trusts allocated to the pre-need products delivered during the first nine months of 2006 ($0.6 million) and increased interest income earned ($0.4 million) during the first nine months of 2006.

Cemetery revenues from at-need sales in the first nine months of 2006 were $27.2 million, an increase of $4.3 million, or 18.8%, as compared to $22.9 million in the first nine months of 2005. The increase in cemetery revenues from at-need sales was primarily attributable to higher sales of monument bases and markers of $1.6 million, higher lot sales of $0.6 million and higher sales of at-need interment rights of $1.9 million.

Other cemetery revenues were $1.7 million in the first nine months of 2006, an increase of $0.4 million, or 30.8%, from $1.3 million in the first nine months of 2005. The increase in other cemetery revenues was primarily attributable to an increase in sales of undeveloped land for net proceeds of $0.7 million partially offset by decreases in miscellaneous other items of $0.3 million.

Costs of Goods Sold. Cost of goods sold was $10.7 million in the first nine months of 2006, an increase of $0.6 million, or 5.6%, as compared to $10.1 million in the first nine months of 2005 due to the composition of the items serviced during the period. As a percentage of cemetery revenues, cost of goods sold decreased to 13.7% in the first nine months of 2006 from 14.6% in the first nine months of 2005. The decrease in cost of goods sold as a percentage of cemetery revenue was attributable to the increase in lots and interment sales in the first nine months of 2006 that produce an increased gross margin.

Selling Expense. Total selling expense was $16.7 million in the first nine months of 2006, an increase of $2.1 million or 14.4%, as compared to $14.6 million in the first nine months of 2005. Sales commissions and other compensation expenses contributed $12.8 million to total selling expense during the first nine months of 2006, an increase of $1.5 million, or 13.3%, compared to $11.3 million in the first nine months of 2005. As a percentage of pre-need sales, sales commissions and other compensation expenses were 36.4% in the first nine months of 2006, as compared to 34.9% in the first nine months of 2005. Approximately $1.2 million of this increase is primarily attributable to higher commissions and bonuses relating to a higher level of product deliveries.

Cemetery Expense. Cemetery expense was $18.0 million in the first nine months of 2006, an increase of $2.1 million, or 16.5%, as compared to $15.9 million in the first nine months of 2005. Of that increase, $2.1 million, or 100.0%, is related to our acquisition of 22 cemeteries and 6 funeral homes from Service Corporation International in November 2005.

General and Administrative Expense. General and administrative expense was $9.3 million in the first nine months of 2006, an increase of $1.6 million, or 20.8%, as compared to $7.7 million in the first nine months of 2005. Of that increase, $1.6 million, or 100.0%, is related to our acquisition of 22 cemeteries and 6 funeral homes from Service Corporation International in November 2005.

Funeral Home Revenues and Expense. Funeral home revenues were $3.7 million in the first nine months of 2006, an increase of $2.0 million, or 117.6%, as compared to $1.7 million in the first nine months of 2005. The primary reason for the increase was an increase in the number of services performed, 888 in the first nine months of 2006 compared to 488 in the first nine months of 2005. Funeral home expenses were $3.0 million in the first nine months of 2006, an increase of $1.6 million, or 114.3%, as compared to $1.4 million in the first nine months of 2005. The majority of all increases in funeral home revenue and expenses are attributable to our acquisition of 22 cemeteries and 6 funeral homes from Service Corporation International in November 2005.

Corporate Overhead. Corporate overhead was $12.0 million in the first nine months of 2006, an increase of $1.6 million, or 15.4%, as compared to $10.4 million in the first nine months of 2005. The increase is primarily related to $0.9 million in increased professional fees related to the restatement of our 2005 quarterly reports and an increase of $0.6 million in corporate salaries.

Depreciation and Amortization. Depreciation and amortization was $2.6 million in the first nine months of 2006, essentially unchanged from the first nine months of 2005.

Interest Expense. Interest expense was $5.4 million in the first nine months of 2006, an increase of $0.3 million, or 6.3%, as compared to $4.8 million in the first nine months of 2005. This increase is attributable to an increase in outstanding borrowings on our acquisition line of credit of $14.3 million and an increase in borrowings on our revolving line of credit of $7.4 million.

Provision for Income Taxes. Provision for income taxes was $1.1 million in the first nine months of 2006 as compared to a provision for income taxes of $1.0 million during the first nine months of 2005. The change in provision for income taxes was primarily due to the increase in operating profit attained during the first nine months of 2006.

Net Income(Loss). Net income was $3.1 million during the first nine months of 2006, an increase of $0.4 million, or 14.8%, as compared to net income of $2.7 million during the first nine months of 2005. The increase in net income was primarily attributable to the contribution of the new locations we added in our November, 2005 acquisition, partially offset by to the $0.9 million we spent on professional fees for the restatement of our 2005 quarterly financial statements

Deferred Cemetery Revenue. Deferred cemetery revenues, net, increased $23.5 million, or 14.0% in the first nine months of 2006, from $167.8 million as of December 31, 2005 to $191.4 million as of September 30, 2006. In the comparable period in 2005, deferred cemetery revenues, net, increased $4.3 million, or 2.8% in the first nine months of 2005, from $156.0 million as of December 31, 2004 to $160.3 million as of September 30, 2005. The net increase in the first nine months of 2006 was primarily attributable to an increase in sales of pre-need cemetery products and services that were not delivered or performed in the first nine months of 2006 and our September 2006 acquisition. We added $41.4 million in pre-need sales of cemetery merchandise and services, net of deferred costs and cancellations, to our pre-need sales backlog during the first nine months of 2006 as compared to $33.2 million added during the first nine months of 2005. These increases were offset by revenues recognized, net of costs, of $28.0 million, including accumulated merchandise trust earnings, during the first nine months of 2006 related to the delivery and performance of pre-need cemetery merchandise and services as compared to $26.3 million of revenues recognized in the first nine months of 2005.

Liquidity and Capital Resources

Overview. Our primary short-term operating liquidity needs are to fund general working capital requirements and maintenance capital expenditures. Our long-term operating liquidity needs are primarily associated with acquisitions of cemetery properties and the construction of mausoleum crypts and lawn crypts on the grounds of our cemetery properties. We may also construct funeral homes on the grounds of cemetery properties that we acquire in the future. Our primary source of funds for our short-term liquidity needs are cash flow from operations and income from perpetual care trusts. Our primary source of funds for long-term liquidity needs are long-term bank borrowings and the issuance of additional common units and other partnership securities, including debt, subject to the restrictions in our credit facility and under our senior secured notes.

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

On September 28, 2006, StoneMor Operating LLC, a Delaware limited liability company (the “Operating LLC”) and a wholly-owned subsidiary of StoneMor Partners L.P., a Delaware limited partnership (the “Company”), joined by certain of its direct and indirect subsidiary entities (collectively, the “Buyer”), entered into the Asset Purchase and Sale Agreement (the “ SCI Purchase Agreement”), with SCI Funeral Services, Inc., an Iowa corporation (“SCI”), joined by certain of its direct and indirect subsidiary entities (collectively, the “SCI Group”).

On September 28, 2006, the Operating LLC, joined by StoneMor Michigan LLC, a Michigan limited liability company and a wholly-owned subsidiary of the Operating LLC, and StoneMor Michigan Subsidiary LLC, a Michigan limited liability company and a wholly-owned subsidiary of Cornerstone Family Services of West Virginia, Inc. (collectively, “StoneMor Michigan Buyer”), SCI, together with SCI Michigan Funeral Services, Inc., a Michigan corporation (collectively, “SCI Michigan”), and Hawes, Inc., a Michigan corporation (“Hawes”), entered into the Asset Purchase and Sale Agreement (the “Hawes Purchase Agreement”). On September 28, 2006, StoneMor Michigan Buyer and SCI Michigan also entered into the Asset Purchase and Sale Agreement (the “Hillcrest Purchase Agreement, and, together with the SCI Purchase Agreement and the Hawes Purchase Agreement, the “Purchase Agreements”), with Hillcrest Memorial Company, a Delaware corporation (“Hillcrest”).

Pursuant to the SCI Purchase Agreement, the Buyer acquired from the SCI Group 18 cemeteries, 14 funeral homes and 3 crematories (collectively, the “SCI Properties”), including certain related assets (together with the SCI Properties, the “SCI Acquired Assets”) and certain related liabilities (the “SCI Assumed Liabilities” and, together with the SCI Acquired Assets, the “SCI Business”). The SCI Properties that comprise the SCI Business are located in Alabama (5 cemeteries and 3 funeral homes), Colorado (2 cemeteries), Illinois (1 cemetery), Kansas (2 cemeteries, 1 funeral home and 1 crematory), Kentucky (1 cemetery), Missouri (1 cemetery), Oregon (5 cemeteries, 6 funeral homes and 2 crematories), Washington (1 cemetery and 2 funeral homes), and West Virginia (2 funeral homes).

Pursuant to the Hawes Purchase Agreement, StoneMor Michigan Buyer acquired from Hawes a cemetery located in Michigan (the “Hawes Property”), including certain related assets (together with the Hawes Property, the “Hawes Acquired Assets”) and certain related liabilities (the “Hawes Assumed Liabilities” and, together with the Hawes Acquired Assets, the “Hawes Business”).

Pursuant to the Hillcrest Purchase Agreement, StoneMor Michigan Buyer acquired from Hillcrest two cemeteries located in Michigan (collectively, the “Hillcrest Properties”), including certain related assets (together with the Hillcrest Properties, the “Hillcrest Acquired Assets”) and certain related liabilities (the “Hillcrest Assumed Liabilities” and, together with the Hillcrest Acquired Assets, the “Hillcrest Business”).

On September 28, 2006, the Buyer, in consideration for the transfer and delivery to it of the SCI Acquired Assets and in addition to the assumption of the SCI Assumed Liabilities, paid to the SCI Group the sum of $10,390,000 (the “SCI Closing Purchase Price”) as follows: (i) the sum of $4,515,000 in cash and (ii) 275,046 common units (the “Common Units”) representing limited partner interests in the Company equal in value to $5,875,000, in the aggregate. The Common Units were issued to SCI New Mexico, as defined below.

On September 28, 2006, StoneMor Michigan Buyer: (i) in consideration for the transfer and delivery to it of the Hawes Acquired Assets and in addition to the assumption of the Hawes Assumed Liabilities, paid to Hawes the sum of $446,000 in cash (the “Hawes Closing Purchase Price”); and (ii) in consideration for the transfer and delivery to it of the Hillcrest Acquired Assets and in addition to the assumption of the Hillcrest Assumed Liabilities, paid to Hillcrest the sum of $914,000 in cash (the “Hillcrest Closing Purchase Price”).

The SCI Closing Purchase Price, the Hawes Closing Purchase Price and the Hillcrest Closing Purchase Price can be increased or decreased post-closing for accounts receivable, merchandise trust amounts and endowment care trust amounts above or below agreed levels, as provided in the SCI Purchase Agreement, the Hawes Purchase Agreement and the Hillcrest Purchase Agreement, respectively.

The SCI Closing Purchase Price can be also increased by certain amounts which may become payable pursuant to the Registration Rights Agreement as defined and described below.

The Purchase Agreements also include various representations, warranties and covenants which are customary for transactions of this nature.

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

Cash Flow from Operating Activities. Cash flows provided by operating activities were $16.4 million in the first nine months of 2006 compared to cash flows provided by operating activities of $11.6 million during the first nine months of 2005. Cash flows provided by operating activities in the first nine months of 2006 increased from the cash flows provided by operating activities in the first nine months of 2005 primarily due to a program we instituted to encourage our customers with outstanding accounts receivable balances to accelerate their payments. This program was instituted for a short time and the Company does not expect future periods to have a similar benefit. Additionally, our net income and depreciation increased in the first nine months of 2006 as compared to the first nine months of 2005. This increase in cash flows from operating activities was partially offset by the following items: during the first nine months of 2006, one of our cemetery merchandise suppliers was retooling its production facility which has reduced the number of products that have been delivered to us. This decreased the amount of cash flow we received as the result of servicing some of our pre-need products by approximately $5.0 million. Additionally, we used approximately $1.2 million in additional cash to reduce our outstanding accounts payable and accrued liabilities.

Cash Flow from Investing Activities. Net cash used in investing activities was $11.8 million in the first six months of 2006, an increase of $6.2 million, as compared to cash used in investing activities of $5.6 million in the first nine months of 2005. This increase was primarily attributable to $5.9 million used to purchase 21 cemeteries and 14 funeral homes in September of 2006.

Cash Flow from Financing Activities. Net cash provided by financing activities was $2.9 million in the first nine months of 2006 as compared to cash used in financing activities of $10.2 million in the first nine months of 2005. The cash flow used in financing activities in 2006 was primarily attributable to the February, May and August unit holder distributions of $12.8 million offset by increased net borrowings from our long-term debt facilities of $15.5 million. The cash flow used in financing activities in 2005 was primarily attributable to the February, May and August unit holder distributions of $12.4 million partially offset by increased borrowings from our revolving credit facility of $2.4 million.

Credit Facility Concurrent with the closing of our initial public offering in September 2004, StoneMor Operating LLC, which is our operating company, and its present and future subsidiaries, all as borrowers, entered into a new $35.0 million credit agreement. The credit agreement consists of a $12.5 million revolving credit facility and a $22.5 million acquisition line of credit. Borrowings under our revolving credit facility were originally due and payable three years after the date of the credit agreement, and borrowings under the acquisition facility were originally due and payable four years after the date of the credit agreement. On September 28, we entered into a second amendment to the credit agreement which extended the due date on both credit lines. We may prepay all loans under the credit agreement at any time without penalty, although our acquisition line may be subject to hedging arrangements with attendant termination fees. Any amounts repaid on the acquisition line cannot be reborrowed. We are required to reduce borrowings under our revolving credit facility that are designated for the purpose of funding a regularly scheduled quarterly distribution to the unitholders to not more than $5.0 million for a period of at least 30 consecutive days at least once during each consecutive 12-month period prior to the maturity of the revolving credit facility. As of September 30, 2006, we had outstanding borrowings of $7.4 million under our revolving credit line. As of September 30, 2006, we had $14.25 million outstanding under our acquisition line of credit from which we borrowed $5.25 million for the acquisition of 22 cemeteries and 6 funeral homes from Service Corporation International in November 2005 and $9.0 million for the acquisition of 21 cemeteries and 14 funeral homes from Service Corporation International, joined by certain of its direct and indirect subsidiary entities, in September 2006.

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

Our obligations under the revolving facility are secured by a first priority lien and security interest in specified receivable rights, whether then owned or thereafter acquired, of the borrowers and the guarantors and by a third priority lien and security interest in substantially all assets other than those receivable rights of the borrowers and the guarantors, excluding trust accounts and certain proceeds required by law to be placed into such trust accounts and funds held in trust accounts, our general partner’s general partner interest in the partnership and our general partner’s incentive distribution rights under our partnership agreement. These assets will secure the acquisition facility and our senior secured notes, as described below under “—Senior Secured Notes.” The specified receivable rights include all accounts and other rights to payment arising under customer contracts or agreements (other than amounts required to be deposited into merchandise and perpetual care trusts) or management agreements, and all inventory, general intangibles and other rights reasonably related to the collection and performance of these accounts and rights to payment.

Our obligations under the acquisition facility are secured by a first priority lien and security interest in substantially all assets, whether then owned or thereafter acquired, other than specified receivable rights of the borrowers and the guarantors, excluding trust accounts and certain proceeds required by law to be placed into such trust accounts and funds held in trust accounts, our general partner’s general partner interest in the partnership and our general partner’s incentive distribution rights under our partnership agreement, and a third party priority lien and security interest in those specified receivable rights of the borrowers and the guarantors. The senior secured notes will share pari passu in the collateral securing the acquisition facility.

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

The credit agreement was amended in November 2004 to amend the leverage ratio from 3.5 to 1 to 3.75 to 1 until September 30, 2005 at which time it reverted back to 3.5 to 1. In March 2006, we received a waiver which extended the time allowed to meet the requirement that we deliver 2005 annual audited financial statements within 95 days of 2005 fiscal year end to 155 days from 2005 fiscal year end. We delivered the 2005 audited financial statements on May 15, 2006, within the extended deadline. As of September 30, 2006, the Company was in compliance with all debt covenants.

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

The senior secured notes rank pari passu with all of our other senior secured debt, including the revolving credit facility and the acquisition facility, subject to the description of the collateral securing the senior secured notes described below. The senior secured notes are guaranteed by the partnership, our general partner and any future subsidiaries of our operating company. Obligations under the senior secured notes are secured by a first priority lien and security interest covering substantially all of the assets of the issuers, whether then owned or thereafter acquired, other than specified receivable rights, excluding trust accounts and certain proceeds required by law to be placed in such trust accounts and funds held in trust accounts, our general partner’s general partner interest in the Partnership and our general partner’s incentive distribution rights under our partnership agreement, and a third priority lien and security interest covering those specified receivable rights, each as described above, of the issuers and the guarantors, whether then owned or thereafter acquired.

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

The note purchase agreement was amended in November 2004 to amend the leverage ratio from 3.5 to 3.75 to 1 until September 30, 2005 at which time it reverted back to 3.5 to 1. As of September 30, 2006, the Company was in compliance with all debt covenants.

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

Capital Expenditures

The following table summarizes total maintenance capital expenditures and expansion capital expenditures, including for the construction of mausoleums and for acquisitions, for the periods presented (in thousands):

	Nine Months Ended September 30,
	2005	2006
Maintenance capital expenditures	$1,843	$1,778
Expansion capital expenditures	3,793	18,029

Total capital expenditures	$5,636	$19,807

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The information presented below should be read in conjunction with the notes to our unaudited condensed consolidated financial statements included under Part 1 “Item 1 – Financial Statements” in the Quarterly Report on form 10-Q.

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

Interest-bearing Investments. Our fixed-income securities subject to market risk consist primarily of investments in merchandise trusts and perpetual care trusts. As of September 30, 2006, fixed-income securities represented 56.2% of the funds held in merchandise trusts and 65.3% of the funds held in perpetual care trusts. The aggregate quoted market value of these fixed-income securities was $81.3 million and $105.5 million in merchandise trusts and perpetual care trusts, respectively, as of September 30, 2006. Each 1% change in interest rates on these fixed-income securities would result in changes of approximately $0.8 million and $1.1 million in the fair market values of the securities held in merchandise trusts and perpetual care trusts, respectively, based on discounted expected future cash flows. If these securities are held to maturity, no change in fair market value will be realized.

Our money market and other short-term investments subject to market risk consist primarily of investments held in merchandise trusts and perpetual care trusts. As of September 30, 2006, these investments accounted for approximately 5.9% and 7.2% of the funds held in merchandise trusts and perpetual care trusts, respectively. The fair market value of these investments was $8.5 million and $11.7 million in merchandise trusts and perpetual care trusts, respectively, as of September 30, 2006. Each 10% change in average interest rates applicable to these investments would result in changes of approximately $0.9 million and $1.2 million, respectively; in the aggregate fair market values of the perpetual care investments and the merchandise trust investments.

Marketable Equity Securities. Our marketable equity securities subject to market risk consist primarily of investments held in merchandise trusts and in the case of perpetual care trusts, investments in real estate investment trusts, or REITs. As of September 30, 2006, marketable equity securities represented 37.9% of funds held in merchandise trusts and 27.5% of funds held in perpetual care trusts. The aggregate fair market value of these marketable equity securities was $54.7 million and $44.5 million in merchandise trusts and perpetual care trusts, respectively, as of September 30, 2006, based on final quoted sales prices. Each 10% change in the average market prices of the equity securities would result in a change of approximately $5.5 million and $4.5 million in the fair market value of securities held in merchandise trusts and perpetual care trusts, respectively.

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

Debt Instruments. Our credit facility bears interest at a floating rate, based on LIBOR, which is adjusted quarterly. This credit facility will subject us to increases in interest expense resulting from movements in interest rates. As of September 30, 2006, we had outstanding borrowings of $7.4 million under our revolving credit line. On November 1, 2005, we borrowed $5.25 million from our acquisition line of credit to facilitate the consummation of the acquisition of 22 cemeteries and 6 funeral homes from Service Corporation International and on September 28, 2006 we borrowed $9.0 million from our acquisition line of credit to facilitate the consummation of the acquisition of 21 cemeteries and 14 funeral homes from Service Corporation International, joined by certain of its direct and indirect subsidiary entities, in September 2006.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon, and as of the date of this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information the Company is required to disclose in its reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including the risks faced by us described in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In connection with our September 28, 2006 acquisition (see Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), we offered and sold the common units to SCI New Mexico Funeral Services, Inc., a New Mexico corporation in reliance on the exemption from registration under

Section 4(2) of the Securities Act of 1933 based upon the determination that the common units will be issued to a sophisticated investor who could fend for itself and who had access to, and was provided with, information that would otherwise be contained in a registration statement and there was no general solicitation.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

The following documents are filed as exhibits to this quarterly report on Form 10-Q.

Exhibit Number	Description
10.1	Second Amendment to Credit Agreement, dated September 28, 2006, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC and its subsidiaries set forth on the signature page to the Second Amendment to the Credit Agreement, the Lenders party to the Second Amendment to the Credit Agreement and Bank of America, N.A., as Administrative Agent for the benefit of the Lenders, as Collateral Agent for the benefit of the Lenders and other Secured Creditors, as Swingline Lender and as Letter of Credit Issuer. (incorporated by reference to Exhibit 10.5 of Registrant’s Current Report on Form 8-K filed on October 4, 2006)

10.2	Asset purchase and Sale Agreement by and between StoneMor Partners L.P. and SCI Funeral Services, Inc., an Iowa corporation (“SCI”) and a wholly-owned subsidiary of Service Corporation International, a Texas corporation, joined by certain of SCI’s direct and indirect subsidiary entities, effective September 28, 2006 (incorporated by reference Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on October 4, 2006)

10.2	Asset purchase and Sale Agreement by and between StoneMor Partners L.P. and SCI Funeral Services, Inc., an Iowa corporation (“SCI”) and a wholly-owned subsidiary of Service Corporation International, a Texas corporation, joined by SCI Michigan Funeral Services, Inc., a Michigan corporation, and Hawes Inc., a Michigan Corporation effective September 28, 2006 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on October 4, 2006)

10.4	Asset purchase and Sale Agreement by and between StoneMor Partners L.P. and SCI Funeral Services, Inc., an Iowa corporation (“SCI”) and a wholly-owned subsidiary of Service Corporation International, a Texas corporation, joined by SCI Michigan Funeral Services, Inc., a Michigan corporation, and Hillcrest Memorial Company, a Delaware corporation effective September 28, 2006 (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on October 4, 2006)

10.5	Registration Rights Agreement by and between StoneMor Partners L.P. and SCI New Mexico Funeral Services, Inc., a New Mexico corporation and a wholly-owned subsidiary of Service Corporation International, a Texas corporation, effective September 28, 2006 (incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K filed on October 4, 2006)

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of William R. Shane, Executive Vice President and Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith)

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of William R. Shane, Executive Vice President and Chief Financial Officer (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STONEMOR PARTNERS L.P.
By: StoneMor GP LLC
its general partner

November 9, 2006	/s/ Lawrence Miller
Lawrence Miller
Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

November 9, 2006	/s/ William R. Shane
William R. Shane
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description
10.1	Second Amendment to Credit Agreement, dated September 28, 2006, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC and its subsidiaries set forth on the signature page to the Second Amendment to the Credit Agreement, the Lenders party to the Second Amendment to the Credit Agreement and Bank of America, N.A., as Administrative Agent for the benefit of the Lenders, as Collateral Agent for the benefit of the Lenders and other Secured Creditors, as Swingline Lender and as Letter of Credit Issuer. (incorporated by reference to Exhibit 10.5 of Registrant’s Current Report on Form 8-K filed on October 4, 2006)

10.2	Asset purchase and Sale Agreement by and between StoneMor Partners L.P. and SCI Funeral Services, Inc., an Iowa corporation (“SCI”) and a wholly-owned subsidiary of Service Corporation International, a Texas corporation, joined by certain of SCI’s direct and indirect subsidiary entities, effective September 28, 2006 (incorporated by reference Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on October 4, 2006)

10.2	Asset purchase and Sale Agreement by and between StoneMor Partners L.P. and SCI Funeral Services, Inc., an Iowa corporation (“SCI”) and a wholly-owned subsidiary of Service Corporation International, a Texas corporation, joined by SCI Michigan Funeral Services, Inc., a Michigan corporation, and Hawes Inc., a Michigan Corporation effective September 28, 2006 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on October 4, 2006)

10.4	Asset purchase and Sale Agreement by and between StoneMor Partners L.P. and SCI Funeral Services, Inc., an Iowa corporation (“SCI”) and a wholly-owned subsidiary of Service Corporation International, a Texas corporation, joined by SCI Michigan Funeral Services, Inc., a Michigan corporation, and Hillcrest Memorial Company, a Delaware corporation effective September 28, 2006 (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on October 4, 2006)

10.5	Registration Rights Agreement by and between StoneMor Partners L.P. and SCI New Mexico Funeral Services, Inc., a New Mexico corporation and a wholly-owned subsidiary of Service Corporation International, a Texas corporation, effective September 28, 2006 (incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K filed on October 4, 2006)

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of William R. Shane, Executive Vice President and Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith)

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of William R. Shane, Executive Vice President and Chief Financial Officer (furnished herewith)