Form 10-K
period 2006-12-31
STONEMOR PARTNERS LP
filed 2007-03-19
CIK 1286131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2006

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

Securities registered pursuant to Section 12(b) of the Act: Common Units

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the common units held by non-affiliates of the registrant was approximately $93.0 million as of June 30, 2006 based on $19.40 per unit, the closing price of the common units as reported on the NASDAQ on that date.1

Documents incorporated by reference: None

The number of the registrant’s outstanding common units at March 15, 2007 was 4,795,750.

[1]

The aggregate market value of the common units set forth above equals the number of the registrant’s common units outstanding, reduced by the number of common units held by executive officers, directors and persons owning 10% or more of the registrant’s common units, multiplied by the last reported sale price for the registrant’s common units on June 30, 2006, the last day of the registrant’s most recently completed second fiscal quarter. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from this figure is an affiliate of the registrant or that any person whose holdings are included in this figure is not an affiliate of the registrant and any such admission is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

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

We are the fourth-largest owner and operator of cemeteries in the United States. As of December 31, 2006, we operated 177 cemeteries in 21 states, located primarily in the eastern United States. We own 170 of these cemeteries, and we operate the remaining 7 under long-term management agreements with the cemetery associations that own the cemeteries. The cemetery products and services that we sell are:

Interment Rights	Merchandise	Services
• burial lots • lawn crypts • mausoleum crypts • cremation niches • perpetual care rights	• burial vaults • caskets • grave markers and grave marker bases • memorials	• installation of burial vaults • installation of caskets • installation of other cemetery merchandise

We sell these products and services both at the time of death, which we refer to as at-need, and prior to the time of death, which we refer to as pre-need. Whenever possible, we sell burial lots with pre-installed vaults. Our sales of real property, including burial lots (with and without installed vaults), lawn and mausoleum crypts and cremation niches, generate qualifying income sufficient for us to be treated as a partnership for federal income tax purposes. In 2006, we performed more than 26,000 burials and sold more than 21,100 interment rights (net of cancellations). Based on our sales of interment spaces in 2006, our cemeteries have a weighted average sales life of 236 years.

Our cemetery properties are located in Pennsylvania, West Virginia, Virginia, North Carolina, Maryland, New Jersey, Tennessee, Ohio, Rhode Island, Alabama, Connecticut, Delaware, Illinois, Kentucky, Oregon, Washington, Kansas, Michigan, Colorado, Missouri and Georgia. In 2006, our cemetery operations accounted for approximately 94.7% of our revenues.

We also own and operate 27 funeral homes in Alabama, Maryland, Ohio, Pennsylvania, West Virginia, Oregon, Kansas, Washington and Virginia. Eight of our 27 funeral homes are located on the grounds of cemeteries that we own. In 2006, more than 1,330 funerals were performed at our funeral homes, and our funeral home revenues accounted for approximately 5.3% of our revenues.

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

Managed Cemeteries.    We operate 7 cemeteries in New Jersey, Connecticut and Ohio under management agreements with the 7 cemetery associations that own the cemetery properties. These cemetery associations are organized as nonprofit corporations either because state law requires cemetery properties to be owned by nonprofit entities, such as in New Jersey and Connecticut, or because they were originally established as nonprofit entities. We have voting control of four of these cemetery associations as a result of owning all of their outstanding stock, certificates of indebtedness or membership certificates. Three cemetery associations are owned by their lotholders or have no voting members. Because nonprofit entities in most states are restricted in their ability to distribute income, these 7 cemetery associations have entered into management agreements with us. The management agreements under which we operate these 7 cemeteries generally have terms ranging from 3 to 10 years and provide us with management fees that approximate what we would earn if we owned those cemeteries and held them in for-profit entities. In some of the states where we operate cemeteries under management agreements, we are entitled to significant termination fees if the agreements are terminated without our consent.

Funeral Home Operations.    We own and operate 27 funeral homes, eight of which are located on cemetery properties that we own, in Alabama, Maryland, Ohio, Pennsylvania and Virginia. Since 1999, we have built two funeral homes and purchased 19. Our funeral homes offer a range of services to meet a family’s funeral needs, including family consultation, the removal and preparation of remains, provision of caskets and related funeral merchandise, the use of funeral home facilities for visitation, worship and funeral services and transportation services. The cost of using the services of one of our funeral homes, including the purchase of a casket, ranges from approximately $2,745 to approximately $6,100 and averages approximately $3,400. Funeral home operations primarily generate revenues from at-need sales, for which there is a smaller potential customer base than pre-need sales, and have low barriers to entry by competitors. By focusing primarily on cemeteries and deriving significant revenues from pre-need sales, we minimize our exposure to these types of challenges.

We purchase caskets from Thacker Caskets, Inc. under a supply agreement that expires on December 31, 2015. This agreement entitles us to specified discounts on the price of caskets but requires that we purchase all of our caskets from Thacker Caskets, Inc. We do not have minimum purchase requirements under this supply agreement.

Cremation Products and Services.    We operate three crematories on three of our cemeteries, but our primary cremation operations are sales of receptacles for cremains, such as urns, and the inurnment of cremains in niches or scattering gardens. While cremation products and services usually cost less than traditional burial products and services, they yield higher margins on a percentage basis and take up less space than burials. We sell cremation products and services on both a pre-need and at-need basis.

Pet Cemeteries.    At many of our cemeteries, we maintain a separate piece of land that is used exclusively for the burial of pets. Our sales of pet cemetery products and services are similar to those for humans: we sell interment rights, burial vaults, caskets, cremation products and memorials. The costs of these products and services vary based on the size of the animal and the quality of the products. In 2006, sales of pet cemetery products and services totaled approximately $166,000.

Sales Contracts

Pre-need products and services are typically sold on an installment basis. At-need products and services are generally required to be paid for in full in cash by the customer at the time of sale. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Cemetery Operations—Pre-need Sales” and “—At-need Sales.”

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

Sales Personnel, Training and Marketing

As of December 31, 2006, we employed approximately 459 commissioned salespeople and 84 sales support and telemarketing employees. We have seven regional sales managers covering our cemeteries, who report to our Vice President of Sales. Individual salespersons are typically located at the cemeteries they serve and report directly to the cemetery manager. We have made a strong commitment to the ongoing education and training of our sales force and to salesperson retention in order to ensure that our customers receive the highest quality customer service. Our training program includes classroom training at our headquarters, field training, continuously updated training materials that utilize media, such as the Internet, for interactive training and participation in industry seminars. We place special emphasis on training property sales managers, who are key elements to a successful pre-need sales program.

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

Acquisitions

On September 30, 2006 we completed the acquisition of 21 cemeteries and 14 funeral homes from Service Corporation International (NYSE: SCI) for $11.8 million. We paid $5.9 million in cash and 275,046 in Limited Partner units, representing the additional $5.9 million. In addition, we assumed the merchandise and service liabilities associated with certain pre-arranged bonded contracts related to the properties.

The properties are located in Alabama (5 cemeteries and 3 funeral homes), Oregon (5 cemeteries and 6 funeral homes), Michigan (3 cemeteries), Kansas (2 cemeteries and 1 funeral home), Colorado (2 cemeteries), Washington (1 cemetery and 2 funeral homes), West Virginia (2 funeral homes), Kentucky (1 cemetery), Illinois (1 cemetery) and Missouri (1 cemetery). In the aggregate, the 21 cemeteries and 14 funeral homes annually perform approximately 4,300 interments and 2,000 calls, respectively. In 2005, these locations produced annual cemetery revenues of approximately $9.9 million and annual funeral home revenues of approximately $6.1 million.

We acquired two additional cemeteries during the fourth quarter of 2006 with an aggregate purchase price of approximately $1.3 million.

Competition

Our cemeteries and funeral homes generally serve customers that live within a 10- to 15-mile radius of a property’s location. Within this localized area, we face competition from other cemeteries and funeral homes located in the area. Most of these cemeteries and funeral homes are independently owned and operated, and most of these owners and operators are smaller than we are and have fewer resources than we do. We generally face limited competition from the three publicly held death care companies that have U.S. operations—Service Corporation International, Stewart Enterprises, Inc. and Carriage Services, Inc.—as they do not directly operate cemeteries in the geographic areas where we operate.

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

Competitors within a localized area have an advantage over us if a potential customer’s family members are already buried in the competitor’s cemetery. If any of the three publicly held death care companies operated, or in the future were to operate, cemeteries within close proximity of our cemeteries, they may have a competitive advantage over us because they have greater financial resources available to them because of their size and access to the capital markets.

We believe that we currently face limited competition for cemetery acquisitions. The three publicly held death care companies identified above have historically been the industry’s primary consolidators but have largely curtailed cemetery acquisition activity since 1999. Furthermore, these companies continue to generate a majority of their revenues from funeral home operations. Based on the relative levels of cemetery operations and funeral home operations of the three publicly traded death care companies, which are disclosed in their SEC filings, we are the only public death care company that focuses primarily on cemetery operations.

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

If a patent is issued relating to this patent application, no other entity will be able to practice the claimed invention without the consent of McCown De Leeuw & Co. IV, L.P. and us. The patent will not prevent corporations, such as the three publicly held death care companies, or privately held partnerships that do not operate as master limited partnerships from competing with us in the death care business. As a result, the issuance of the patent is not expected to have a material impact on our business.

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

Do Not Call Implementation Act.    We are subject to the requirements of two federal statutes governing telemarketing practices, the Telephone Consumer Protection Act, or TCPA, and the Telemarketing and Consumer Fraud and Abuse Prevention Act, or TCFAPA. These statutes impose significant penalties on those who fail to comply with their mandates. The Federal Communications Commission, or FCC, is the federal agency with authority to enforce the TCPA, and the Federal Trade Commission, or FTC, has jurisdiction under the TCFAPA. The FTC has established and implemented a national no-call registry under the TCFAPA. The legislation also establishes a private right of action for consumers against telemarketing entities under certain circumstances. The FCC has adopted regulations that mirror the no-call registry legislation. Primarily as a result of implementation of the do not call legislation, the percentage of our pre-need sales generated from telemarketing leads has decreased from 24% in 1999 to 11.0% in 2006. We are also subject to similar telemarketing consumer protection laws in the states of Alabama, Delaware, Georgia, Maryland, New Jersey, Ohio, Pennsylvania, Rhode Island, Tennessee, Virginia and West Virginia. These states’ statutes permit consumers to prevent unwanted telephone solicitations.

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

Underground and Aboveground Storage Tank Laws and Solid Waste Laws.    Federal and state laws regulate the installation, removal, operations and closure of underground storage tanks, or USTs and above-ground storage tanks ASTs, which are located at some of our facilities as well as the management of solid waste. Most of these USTs and ASTs contain petroleum for heating our buildings or are used for vehicle maintenance, or general operations. Depending upon the age and integrity of the USTs and ASTs, they may require upgrades, removal and/or closure, and remediation may be required if there has been a discharge or release of petroleum into the environment. All of the aforementioned activities may require us to incur costs to ensure continued compliance with environmental requirements. Should we acquire properties with existing USTs and ASTs that are not in compliance with environmental requirements, we may become liable for responding to releases to the environment or for costs associated with upgrades, removal and/or closure costs, and we can not assure you that the costs or liabilities will not be material in that event. Solid wastes have been disposed of at some of our cemeteries, both lawfully and unlawfully. Prior to acquiring a cemetery, an environmental investigation is usually conducted to determine, among other conditions, if a solid waste disposal area or landfill exists on the parcel which requires removal, cleaning or management. Depending upon the existence of any such solid waste disposal areas, we may be required by the applicable regulatory authority to remove the waste or to conduct remediation and we cannot assure you that the costs or liabilities will not be material in that event.

Employees

As of December 31, 2006 our general partner and its affiliates employed approximately 1,581 full-time and approximately 53 part-time employees. A total of 8 full time employees at one of our cemeteries located in New Jersey are represented by a union and are subject to collective bargaining agreements that expire in December 2009 and June 2011. An additional 38 employees at 11 of our cemeteries located in Pennsylvania are represented by four different unions and are subject to collective bargaining agreements that expire between June 2007 and June 2011. We believe that our relationship with our employees is good.

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

Item 1A.	Risk Factors

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

If we do not generate sufficient cash to pay the minimum quarterly distribution on the common units or the subordinated units, the market price of the common units may decline materially. We expect that we will need working capital borrowings of approximately $4.5 million during the twelve-month period ending December 31, 2007 in order to have sufficient operating surplus to pay the full minimum quarterly distribution on all of our common units and subordinated units for that period, although the actual amount of working capital borrowings could be materially more or less.

Our indebtedness limits cash flow available for our operations and for distribution to our partners.

As of December 31, 2006, we had $103.5 million in debt. Leverage makes us more vulnerable to economic downturns. Because we are obligated to dedicate a portion of our cash flow to service our debt obligations, our cash flow available for operations and for distribution to our partners will be reduced. The amount of indebtedness we have could limit our flexibility in planning for, or reacting to, changes in the markets in which we compete, and require us to dedicate more cash flow to service our debt than we desire. Our ability to satisfy our indebtedness as required by the terms of our debt will be dependent on, among other things, the successful execution of our long-term strategic plan. Subject to limitations in our credit facility and under our senior secured notes, we may incur additional debt in the future, for acquisitions or otherwise, and servicing this debt could further limit our cash flow.

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

Integration of the Service Corporation International’s businesses and operations that we acquired with our existing business and operations is a complex, time-consuming and costly process, particularly given that the acquisition has significantly increased our size. Failure to successfully integrate the SCI Funeral Services, Inc. businesses and operations with our existing business and operations in a timely manner may have a material adverse effect on our business, financial condition, results of operations and cash flows. Similarly, our ongoing acquisition program exposes us to integration risks as well. The difficulties of combining the acquired operations include, among other things:

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

We and other death care companies that focus on traditional methods of interment face competition from the increasing number of cremations in the United States. Industry studies indicate that the percentage of cremations has steadily increased and that cremations will represent approximately 36% of the United States death care market by the year 2010, compared to approximately 32% in 2005. Because the products and services associated with a cremation, such as niches and urns, produce lower revenues than the products and services associated with a traditional interment, a continuing trend toward cremations may reduce our revenues and, therefore, our cash available for distribution.

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

Some states, such as New Jersey, require cemeteries to be organized in the nonprofit form but permit those nonprofit entities to contract with for-profit companies for management services. The New Jersey Cemetery Act was recently recodified to reflect certain technical amendments that may be interpreted to prohibit for-profit entities like us from managing cemeteries located in New Jersey. We manage six cemeteries in New Jersey that accounted for approximately 15.9% of our revenues in the fiscal year ended December 31, 2006. Because the regulations implementing the amendments have not yet been adopted, the impact of these amendments is unknown. If the implementing regulations prohibit us from managing cemeteries in New Jersey, our business, financial condition and results of operations could be adversely affected.

We are subject to legal restrictions on our marketing practices that could reduce the volume of our sales which could have an adverse effect on our business, operations and financial condition.

The enactment or amendment of legislation or regulations relating to marketing activities may make it more difficult for us to sell our products and services. For example, federal “do not call” legislation has adversely affected our ability to market our products and services using telephone solicitation by limiting who we may call and increasing our costs of compliance. As a result, we have increased our reliance on direct mail marketing and telephone follow-up with existing contacts. Additional laws or regulations limiting our ability to market through direct mail, over the telephone, through internet and e-mail advertising or door-to-door may make it difficult to identify potential customers, which could increase our costs of marketing. Both increases in marketing costs and restrictions on our ability to market effectively could reduce our revenues and could have an adverse effect on our business, operations and financial condition, as well as our ability to make cash distributions to you.

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

As of December 31, 2006, CFSI LLC owned an aggregate 46.0% limited partner interest in us and owned all of the Class A units of our general partner. Conflicts of interest may arise between CFSI LLC and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of the unitholders. These conflicts include, among others, the following situations:

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

Our general partner generally may not be removed except upon the vote of the holders of at least 66 2/3% of the outstanding units voting together as a single class. Because affiliates of our general partner owned approximately 46.0% of all the units as of December 31, 2006, our general partner currently cannot be removed without the consent of its affiliates. Also, if our general partner is removed without cause during the subordination period and units held by the general partner and its affiliates are not voted in favor of that removal, all remaining subordinated units will automatically be converted into common units and any existing arrearages on the common units will be extinguished. This would adversely affect the common units by prematurely eliminating their distribution and liquidation preference over the subordinated units, which would otherwise have continued until we had met certain distribution and performance tests.

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

Tax Risks to Common Unitholders

In addition to reading the following risk factors, you should read “Material Tax Considerations” included in our Registration Statement on Form S-3 (Registration No. 333-129916) for a further discussion of the expected material federal income tax consequences of owning and disposing of common units.

We may have tax liabilities related to periods before our initial public offering and less net operating losses available to reduce taxable income and therefore tax liabilities for future taxable periods.

Because our business was conducted by an affiliated group of corporations during periods prior to the completion of our initial public offering, we may have federal and state income tax liabilities that relate to our prior operations and to transactions related to our formation. In addition, the amount of cash distributions we receive from our corporate subsidiaries over the next several years will depend in part upon the amount of net operating losses available to those subsidiaries to reduce the amount of income subject to federal income tax they would otherwise pay. These net operating losses will begin to expire in 2019 and are available to reduce future taxable income that would otherwise be subject to federal income taxes. The amount of net operating losses available to reduce the income tax liability of our corporate subsidiaries in future taxable years could be reduced as a result of the prior operations and the transactions occurring immediately before our initial public offering.

CFSI LLC has agreed to indemnify us against additional income tax liabilities, if any, that arise from our operations prior to our initial public offering, and income tax liabilities, if any, that arise from the consummation of the transactions related to our formation in excess of $600,000 if those liabilities are asserted by the IRS or any state taxing authority prior to the expiration of the applicable statutes of limitations for income taxes of Cornerstone for its taxable period ending with the conversion of Cornerstone into CFSI LLC (generally, three years from the filing of the tax return for such period). Also, CFSI LLC has agreed to indemnify us against any liabilities we may be subject to in the future resulting from a reduction in our net operating losses as a result of such prior operations or as a result of such formation transactions in excess of that which is believed to result from them at the time of our initial public offering. We cannot assure you that we will not ultimately be responsible for any or all of these liabilities, if they occur. Any increase in the tax liabilities of our corporate subsidiaries because of a reduction in net operating losses not recouped under the indemnity will reduce our cash available for distribution.

Changes in the ownership of our units, including the changes occurring as a result of our initial public offering, may result in annual limitations on our use of net operating losses available to reduce taxable income, which could increase our tax liabilities and decrease cash available for distribution in future taxable periods.

The use of the net operating losses by our corporate subsidiaries may be limited if the ownership of our units changes such that our corporate subsidiaries are deemed to have an “ownership change” under applicable provisions of the Internal Revenue Code. In general, an ownership change will occur if the percentage of our units, based on the value of the units, owned by certain unitholders or groups of unitholders increases by more than fifty percentage points during a three-year period. For this purpose, the unitholders who acquired interests in us pursuant to our initial public offering will be treated as a single group, as will those persons who acquire units in this or any subsequent offering we may make. The public group that acquired units in our initial public offering acquired approximately 49% of the total partnership interests that were outstanding immediately after completion of the initial public offering. Those units likely constituted more than 50% of the value of all ownership interests in us. However, applicable Treasury Regulations provide generally that if in a public offering units are issued solely for cash, for purposes of calculating the percentage of ownership change resulting from the transaction, the acquiring unitholders will be deemed to acquire only 50% of the number of units they actually acquire. At the time of our initial public offering, our tax counsel opined that the initial public offering should not result in an ownership change. No ruling has been or will be requested from the IRS regarding this issue, and an opinion of counsel represents only the counsel’s legal judgment and does not bind the IRS or the courts. Thus there remains some risk that our initial public offering resulted in an ownership change. If an ownership change did occur, each of our corporate subsidiaries would be restricted annually in its ability to use its net operating losses to reduce its federal taxable income to an amount equal to the value of the corporation on the date of the ownership change multiplied by the applicable federal long-term tax-exempt rate in effect at such time. Any such restriction would have a material adverse impact on our ability to make the full minimum quarterly distribution on our common and subordinated units. If our initial public offering did not result in an ownership change, we will be limited in the additional units we can issue in the three years following our initial public offering without triggering an ownership change. While we do not anticipate that an ownership change will occur prior to December 31, 2008, the date by which we expect the majority of our subsidiaries’ net operating losses to be completely utilized, we cannot assure you that such ownership change will not occur. If an ownership change should occur during this period, an increase in tax liabilities of our corporate subsidiaries could result, which would reduce the amount of cash available for distribution to you.

Furthermore, in order to avoid the consequences of an ownership change, we may refrain from making some acquisitions that we otherwise would finance at least in part with additional units or the proceeds of an offering of common units. As a result, we may be less able to implement our acquisition growth strategy during the next three years. On September 28, 2006, Service Corporation International, joined by certain of its direct and indirect subsidiary entities, acquired approximately 2.98% of the total partnership interests outstanding immediately after such acquisition (and after our issuance of additional general partner interests to our general partner to maintain its 2% general partner interest). We did not request or obtain a legal opinion regarding whether this acquisition resulted in an ownership change.

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

We have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes or any other matter affecting us. The IRS may adopt positions that differ from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with all of the positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade. In addition, our costs of any contest with the IRS will be borne indirectly by our unitholders and our general partner because the costs will reduce our cash available for distribution.

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

In addition to federal income taxes, you will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property, even if you do not live in any of those jurisdictions. You will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these jurisdictions. Further, you may be subject to penalties for failure to comply with those requirements. We currently own assets and do business in Pennsylvania, West Virginia, Virginia, North Carolina, Maryland, New Jersey, Ohio, Rhode Island, Alabama, Connecticut, Delaware, Illinois, Kentucky, Oregon, Washington, Kansas, Michigan, Colorado, Missouri and Georgia. Each of these states currently imposes a personal income tax. As we make acquisitions or expand our business, we may own assets or do business in additional states that impose a personal income tax. It is your responsibility to file all United States federal, state and local tax returns. Our counsel has not rendered an opinion on the state or local tax consequences of an investment in the common units.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Cemeteries and Funeral Homes.    The following table summarizes the distribution of our cemetery and funeral home properties by state as of December 31, 2006 and their weighted average estimated remaining sales life in years based on number of interment spaces sold during 2006:

	Cemeteries (1)	Funeral Homes	Total Net Acres	Weighted Average Estimated Remaining Sales Life	Number of Interment Spaces Sold in 2006
Pennsylvania	51	8	2,479	516	2,805
West Virginia	32	2	1,404	347	2,083
Virginia	29	2	773	130	3,176
Maryland	10	1	716	158	1,593
North Carolina	10	—	212	144	1,756
Georgia	7	—	135	111	1,154
Alabama	7	4	249	172	1,468
New Jersey	6	—	341	41	2,070
Oregon	5	6	135	322	504
Michigan	3	—	87	684	152
Colorado	2	—	12	392	36
Illinois	2	—	29	884	40
Kansas	2	1	35	274	152
Tennessee	2	—	127	271	247
Ohio	2	1	368	503	477
Rhode Island	2	—	70	725	36
Kentucky	1	—	20	142	172
Missouri	1	—	37	137	324
Washington	1	2	0	13	16
Connecticut	1	—	25	207	27
Delaware	1	—	12	226	21

Total	177	27	7,266	236	18,309

(1)	Includes five cemeteries in New Jersey, one cemetery in Connecticut and one cemetery in Ohio that we operated under long-term management agreements.

We calculated estimated remaining sales life for each of our cemeteries by dividing the number of unsold interment spaces by the number of interment spaces sold at that cemetery in the most recent year. For purposes of estimating remaining sales life, we defined unsold interment spaces as unsold burial lots and unsold spaces in existing mausoleum crypts as of December 31, 2006. We defined interment spaces sold in 2006 as:

•	the number of burial lots sold, net of cancellations;

•	the number of spaces sold in existing mausoleum crypts, net of cancellations; and

•	the number of spaces sold in mausoleum crypts that we have not yet built, net of cancellations.

We count the sale of a double-depth burial lot as the sale of one interment space even though a double-depth burial lot includes two interment rights. We count an unsold double-depth burial lot as one unsold interment space. Because our sales of cremation niches were immaterial, we did not include cremation niches in the calculation of estimated remaining sales life. When calculating estimated remaining sales life, we did not take into account any future cemetery expansion. In addition, sales of an unusually high or low number of interment spaces in a particular year affect our calculation of estimated remaining sales life. Future sales may differ from previous years’ sales, and actual remaining sales life may differ from our estimates. We calculated weighted average remaining sales life by aggregating unsold interment spaces and interment spaces sold on a state-by-state or company-wide basis. Based on the number of interment spaces sold in 2006, we estimate that our cemeteries have an aggregate weighted average remaining sales life of 236 years.

The following table shows the cemetery properties that we owned or operated as of December 31, 2006, grouped by estimated remaining sales life:

	0-25 Years	26-49 Years	50-100 Years	101-150 Years	151-200 Years	Over 200 Years
Pennsylvania	2	1	5	3	1	39
West Virginia	4	1	3	4	3	17
Virginia	2	3	7	5	—	12
Maryland	0	2	2	2	—	4
North Carolina	—	1	—	3	3	3
Georgia	1	—	2	1	1	2
Alabama	—	—	1	3	1	2
New Jersey	1	2	3	—	—	—
Oregon	—	—	—	1	1	3
Michigan	—	—	—	—	—	3
Colorado	—	—	—	—	—	2
Illinois	—	—	—	—	—	2
Kansas	—	—	—	—	1	1
Tennessee	—	—	—	—	—	2
Ohio	—	—	—	—	—	2
Rhode Island	—	—	—	—	—	2
Kentucky	—	—	—	1	—	—
Missouri	—	—	—	1	—	—
Washington	1	—	—	—	—	—
Connecticut	—	—	—	—	—	1
Delaware	—	—	—	—	—	1

Total	11	10	23	24	11	98

We believe that we have either satisfactory title to or valid rights to use all of our cemetery properties. The seven cemetery properties that we operate under long-term management agreements are held by cemetery associations that are owned by the cemetery lot holders or have no legal owners. We believe that the cemetery associations have either satisfactory title to or valid rights to use these seven cemetery properties and that we have valid rights to use these properties under the management agreements. Although title to the cemetery properties is subject to encumbrances such as liens for taxes, encumbrances securing payment obligations, easements, restrictions and immaterial encumbrances, we do not believe that any of these burdens should materially detract from the value of these properties or from our interest in these properties, nor should these burdens materially interfere with the use of our cemetery properties in the operation of our business as described above. Many of our cemetery properties are located in zoned regions, and we believe that cemetery use is permitted for those cemeteries either (1) as expressly permitted under applicable zoning ordinances; (2) through a special exception to applicable zoning designations; or (3) as an existing non-conforming use.

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

Market Information

Our common units are listed on the Nasdaq National Market (“Nasdaq”) under the symbol “STON”. Prior to September 15, 2004, our equity securities were not publicly traded. As of March 16, 2007, there were 4,795,780 common units outstanding, representing a 52.0% limited partner interest in us. As of that date, there were 4,239,782 subordinated units outstanding, representing a 46.0% limited partner interest in us. As of January 30, 2007, there were 15 unitholders of record, representing approximately 4,248 beneficial holders. There is no established public trading market for our subordinated units. The following table sets forth the high and low sale prices of our common units for the periods indicated, based on the daily composite listing of common unit transactions for the Nasdaq.

	Price Range		Declared Distributions (2)
Quarter Ended	High	Low
March 31, 2005	$22.36	$20.00	$.4625
June 30, 2005	$23.65	$21.25	$.4625
September 30, 2005	$24.50	$22.06	$.4625
December 31, 2005	$22.23	$19.12	$.4750
March 31, 2006	$22.50	$20.09	$.4800
June 30, 2006	$21.00	$18.00	$.4800
September 30, 2006	$21.74	$19.44	$.4900
December 31, 2006	$25.90	$20.91	$.5000

(1)	Our units began trading on NASDAQ on September 15, 2004.
(2)	Distributions were declared and paid within 45 days following the close of each quarter on February 14, 2005, May 13, 2005, November 11, 2005, February 14, 2006, May 12, 2006, August 11, 2006, November 14, 2006 and February 14, 2007 respectively.

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

Recent Sales of Unregistered Securities

In connection with our September 28, 2006 acquisition of 21 cemeteries and 14 funeral homes from Service Corporation International, we paid the sum of $5.9 million in cash and 275,046 common units representing $5.9 million in limited partner interests in us.

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

The following table presents selected financial and operating data of StoneMor’s predecessor, Cornerstone, and of StoneMor for the periods and as of the dates indicated. The selected financial data for Cornerstone as of and for the years ended December 31, 2002 and 2003 are derived from the audited consolidated financial statements of Cornerstone. The selected financial data as of and for the year ended December 31, 2004, are derived from the audited consolidated financial statements of StoneMor, which comprise the operations of StoneMor from September 20, 2004 to December 31, 2004 and Cornerstone for the period January 1, 2004 to September 19, 2004, and the selected financial data as of and for the years ended December 31, 2005 and 2006 is derived from the audited consolidated financial statements of StoneMor.

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

	Cornerstone Family Services, Inc. (1)			StoneMor Partners L.P. (1)
	Year Ended December 31,
	2002	2003	2004	2005	2006
				(as restated (11))
Statement of Operations Data:
Cemetery revenues	$74,168	$77,978	$87,305	$97,862	$108,995
Funeral home revenues	1,360	1,724	1,953	2,798	6,118

Total Revenues	75,528	79,702	89,258	100,660	115,113

Cost of goods sold (exclusive of depreciation shown seperately below):
Land and crypts	5,948	4,346	4,539	5,860	5,287
Perpetual care	2,434	2,585	2,692	2,575	3,109
Merchandise	3,634	3,123	5,143	5,463	6,296
Selling expense	15,413	15,584	19,158	20,072	23,186
Cemetery expense	17,191	17,732	19,648	20,942	24,344
General and administrative expense	9,020	9,407	9,797	10,553	12,801
Overhead (including $1,178 of stock-based compensation in 2003, $433 in 2004 and $1,212 in 2006) (2)	12,544	12,672	12,658	16,304	19,795
Depreciation and amortization	4,893	5,001	4,547	3,510	3,501
Funeral home expense	1,343	1,513	1,712	2,382	4,836

Total costs and expenses	72,420	71,963	79,894	87,661	103,155

Operating profit	3,108	7,739	9,364	12,999	11,958
Expenses related to terminated debt offering and refinancing (3)	—	—	4,200	—	—
Interest expense	14,828	11,376	9,480	6,457	7,491

Income (loss) before income taxes and cumulative effect of change in accounting principle	(11,720)	(3,637)	(4,316)	6,542	4,467
Income taxes (benefit)
State	(178)	1,362	663	587	438
Federal	(1,453)	1,010	(1,141)	1,250	989

Total income taxes (benefit)	(1,631)	2,372	(478)	1,837	1,427
Income (loss) before cumulative effect of change in accounting principle	(10,089)	(6,009)	(3,838)	4,705	3,040

Cumulative effect of change in accounting principle (4)	5,934	—	—	—	—

Net Income (loss)	$(4,155)	$(6,009)	$(3,838)	$4,705	$3,040

	Cornerstone Family Services, Inc. (1)			StoneMor Partners L.P. (1)
	Year Ended December 31,
	2002	2003	2004	2005	2006
				(as restated (11))
Net income per limited partner (common) unit (basic and diluted) (5)			$.27	$.54	$.34

Balance Sheet Data (at period end):
Cemetery property	$153,413	$151,200	$150,215	$164,772	$171,714
Total assets (6)	377,720	381,230	523,092	550,641	627,026
Deferred cemetery revenues, net (7)	125,007	140,778	156,051	167,035	196,103
Total debt	134,732	130,708	80,000	86,945	103,492
Redeemable preferred stock (par value $0.01, 12,764 and 15,514 shares issued and outstanding at December 31, 2002 and 2003, respectively)(8)	12,764	15,514	—	—	—
Total stockholders’/ partners’ equity	48,920	41,980	115,317	109,600	101,288

Cash Flow Data:
Net cash provided by (used in):
Operating activities	$11,042	$7,146	$7,485	$17,589	$18,339
Investing activities	(8,913)	(3,129)	(5,887)	(15,286)	(14,625)
Financing activities	1,258	(4,022)	7,321	(9,852)	(725)

Other Financial Data:
Change in assets and liabilities that provided (used) cash:
Merchandise trusts receivable	$594	$(128)	$—	$—	$—
Due from merchandise trust	(1,379)	(170)	—	—	—
Merchandise trusts	—	—	(1,333)	10,473	(3,517)
Merchandise liability	(3,427)	(3,224)	(7,397)	(7,224)	(8,109)
Capital expenditures:
Maintenance capital expenditures	3,378	1,184	2,620	2,192	2,059
Expansion capital expenditures, including acquisitions and dispositions	5,535	1,945	3,267	18,851	20,313
Distributions declared per common unit in respect of the period			0.5128	1.8625	1.9500

Operating Data:
Interments performed	22,693	22,281	22,114	22,263	26,003
Cemetery revenues per interment performed (9)	$3,215	$3,500	$3,948	$4,396	$4,192
Interment rights sold (10):
Lots (9)	11,933	12,442	12,136	12,758	13,769
Mausoleum crypts (including pre-construction)	2,271	2,314	2,224	2,163	2,361
Niches	436	445	442	409	440

Total interment rights sold (9)(10)	14,640	15,201	14,802	15,330	16,570

Cemetery revenues per interment right sold (9)(10)	$4,984	$5,130	$5,889	$6,384	$6,578
Number of contracts written	51,012	47,939	46,149	46,510	54,675
Aggregate contract amount, in thousands (excluding interest)	$89,106	$90,551	$91,983	$96,642	$116,407
Average amount per contract (excluding interest)	$1,747	$1,889	$1,993	$2,078	$2,129
Number of pre-need contracts written	23,194	22,276	21,079	21,306	24,999
Aggregate pre-need contract amount, in thousands (excluding interest)	$59,177	$60,854	$60,040	$63,415	$74,301
Average amount per pre-need contract (excluding interest)	$2,551	$2,732	$2,848	$2,976	$2,972
Number of at-need contracts written	27,818	25,663	25,070	25,204	29,676
Aggregate at-need contract amount, in thousands	$29,928	$29,698	$31,943	$33,227	$42,106
Average amount per at-need contract	$1,076	$1,157	$1,274	$1,318	$1,419

(1)	Includes results of operations of cemeteries that we operate under management agreements with the cemetery associations that own them. Prior to September 2004 we operated 12 cemeteries under management agreements and have subsequently converted five of these cemetery associations (one in September 2004 and 4 in April 2005) into for-profit entities owned by us and ceased operating these cemeteries under management agreements.
(2)

Includes write-off of $1.3 million of expenses in 2002 and $715,000 in 2003 incurred in connection with a potential acquisition of a group of cemeteries in Michigan that we determined would be unlikely to take place. Also includes $1.7 million in bonuses in 2003, $1.5 million in bonuses in 2004, $2.0 million in bonuses in 2006, an annual payment of $0.4 million to $0.8 million in management fees to MDC Management Company IV, LLC from 2001 to 2004, and $1.2 million of stock-based compensation in 2003, $0.4 million of stock based compensation in 2004 and $1.2 million of stock based compensation in 2006, and $883,000 in reserves for the write-off of our investment in a management agreement at one of our locations that was terminated subsequent to year-end 2006.

(3)	In 2004 represents expenses incurred in connection with the refinancing of our debt in connection with our initial public offering in September 2004. These expenses include a $3.9 million write-off of debt issuance costs and $0.3 million of expenses related to early extinguishment of debt.
(4)	In 2002, represents negative goodwill recorded as a result of the implementation of SFAS Nos. 141 and 142.
(5)	In 2004 represents the net income per common unit (basic and diluted) from September 20, 2004, the date of our initial public offering, through December 31, 2004.
(6)	Includes principal of perpetual care and merchandise trusts stated on our balance sheet at fair value as of December 31, 2004 in accordance with FASB Interpretation No. 46 and No. 46 revised, Consolidation of Variable Interest Entities: an Interpretation of Accounting Research Bulletin No. 51, which we adopted as of March 31, 2004. In previous periods, includes principal held in merchandise trusts stated on our balance sheets at cost and does not include perpetual care trust principal in accordance with then industry practice.
(7)	Represents revenues to be recognized from sales of pre-need products and services and the related income and capital gains on merchandise trusts. We recognize revenues from sales of pre-need interment rights to constructed mausoleums when we have collected at least 10% of the sales price. We defer recognition of revenues from sales of pre-need interment rights to unconstructed mausoleums until we have collected at least 10% of the sales price, at which point we recognize revenues on the percentage-of-completion basis. We recognize revenues from sales of pre-need merchandise and services, other than perpetual care services, when we satisfy the criteria for delivery of the merchandise to the customer or perform the services for the customer. At that time, we also recognize the related income and capital gains from merchandise trusts. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Cemetery Operations—Sources of Revenues” and “—Trusting.”
(8)	Represents shares of preferred stock issued to the McCown De Leeuw funds and members of management that were converted into Class A membership interests of CFSI LLC prior to our initial public offering.
(9)	Excludes in 2002 the sale of a tract of developed land equivalent to 9,600 burial lots to a municipality in Pennsylvania for $1.2 million and in 2005 the sale of a tract of land equivalent to 1,881 burial lots to a municipality in New Jersey for $1.7 million.
(10)	Net of cancellations. Counts the sale of a double-depth burial lot as the sale of two interment rights.
(11)	See Note 2 to the consolidated financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and notes thereto included in Item 8 of this Annual Report on Form 10-K. Those notes also give more detailed information regarding the basis of presentation for the following information.

The following management’s discussion and analysis reflects the restatement discussed in Note 2 to the accompanying financial statements.

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

As of December 31, 2006, the Company operated 177 cemeteries in 21 states, located primarily in the eastern United States. The Company owns 170 of these cemeteries and operates the remaining 7 under long-term management agreements with cemetery associations that own the cemeteries. As a result of the agreements and other control arrangements, we consolidate the results of the 7 managed cemeteries in our historical consolidated financial statements. We also own and operate 27 funeral homes in 9 states.

StoneMor sells cemetery products and services both at the time of death, which the Company refers to as at-need, and prior to the time of death, which the Company refers to as pre-need. During the year ended December 31, 2006, StoneMor performed over 26,000 burials and sold more then 21,100 interment rights (net of cancellations) compared to 22,300 and 18,500, respectively for the same period of 2005.

Initial Public Offering.    On September 20, 2004, StoneMor completed its initial public offering of 3,675,000 common units at a price of $20.50 per unit representing 42.5% interest in us. On September 22, 2004, StoneMor sold an additional 551,250 common units to the underwriters in connection with the exercise of their over-allotment option and redeemed an equal number of common units from CFSI LLC at a cost of $5.3 million, making a total of 4,239,782 common units outstanding. Total gross proceeds from these sales were $86.6 million, before offering costs and underwriting discounts. The net proceeds to the Partnership, after deducting underwriting discounts but before paying offering costs, from these sales of common units was $80.8 million. . As described in the partnership agreement, during the subordination period the subordinated units are not entitled to receive any distributions until the common units have received their minimum quarterly distribution plus any arrearages from prior quarters. The subordination period will end once the partnership meets certain financial tests described in the partnership agreement, but it generally cannot end before September 30, 2009. When the subordination period ends, all subordinated units will convert into common units on a one-for-one basis, and the common units will no longer be entitled to arrearages. If the partnership meets certain financial tests described in the partnership agreement, 25% of the subordinated units can convert into common units on or after September 30, 2007 and an additional 25% can convert into common units on or after September 30, 2008. Concurrent with the initial public offering, the Partnership’s wholly owned subsidiary, StoneMor Operating LLC and its subsidiaries (collectively “StoneMor LLC”), all as borrowers, issued new and sold $80.0 million in aggregate principal amount of senior secured notes in a private placement and entered into a $12.5 million revolving credit facility and a $22.5 million acquisition facility with a group of banks. The net proceeds of the initial public offering and the sale of senior secured notes were used to repay the debt and associated accrued interest of approximately $135.1 million and $15.7 million of fees and expenses associated with the initial public offering and the sale of senior secured notes. The remaining funds were reserved for general partnership purposes, including the construction of mausoleum crypts and lawn crypts and the purchases of equipment needed to install burial vaults. One-half of the net proceeds of the sale of common units upon the exercise of the over-allotment option was used to redeem an equal number of common units from CFSI LLC, and one-half has been reserved for general Partnership purposes. The proceeds received by the Partnership and its subsidiaries from the sales of common units and senior secured notes and the use of these proceeds is summarized as follows (in thousands):

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

Revenues by State.    The following table shows the percentage of revenues attributable to each of the states in which we operate for the periods presented:

	Year Ended December 31,
	2004	2005	2006
Pennsylvania	30.3%	29.3%	29.0%
New Jersey	15.2%	18.1%	15.9%
Virginia	19.5%	16.0%	15.4%
West Virginia	13.8%	14.4%	11.0%
Maryland	11.7%	12.8%	10.9%
Ohio	5.2%	5.2%	5.8%
North Carolina	0.0%	0.4%	5.5%
Alabama	1.2%	0.8%	1.9%
Georgia	0.1%	0.2%	1.8%
Tennessee	1.9%	1.8%	0.9%
Missouri	0.0%	0.0%	0.3%
Oregon	0.0%	0.0%	0.3%
Connecticut	0.5%	0.6%	0.3%
Kansas	0.0%	0.0%	0.2%
Michigan	0.0%	0.0%	0.2%
Delaware	0.3%	0.2%	0.2%
Rhode Island	0.3%	0.2%	0.2%
Illinois	0.0%	0.0%	0.1%
Kentucky	0.0%	0.0%	0.1%
Colorado	0.0%	0.0%	0.0%
Washington	0.0%	0.0%	0.0%

Total	100.0%	100.0%	100.0%

Principal Products and Services.    The following table shows the percentage of revenues attributable to our principal products, services and other items during the periods presented:

	Year Ended December 31,
	2004	2005	2006
Pre-need sales:
Burial lots	6.7%	7.4%	7.5%
Mausoleum crypts	7.5%	9.4%	8.1%
Markers	7.4%	6.1%	5.1%
Grave marker bases	2.2%	2.0%	1.6%
Burial vaults	5.1%	4.8%	6.3%
Lawn crypts	0.6%	0.5%	0.2%
Caskets	5.7%	7.0%	3.9%
Initial openings and closings (1)	5.9%	5.3%	7.1%
Other (2)	2.5%	2.5%	3.1%

Total pre-need sales	43.6%	45.0%	42.9%

Interest from pre-need installment contracts	4.7%	3.8%	3.6%

Investment income from trusts:
Perpetual care trusts	8.1%	7.7%	8.3%
Merchandise trusts	5.6%	6.4%	5.2%

Total investment income from trusts	13.7%	14.1%	13.5%

At-need sales:
Openings and closings (3)	13.4%	12.3%	12.9%
Markers	7.5%	7.2%	8.1%
Burial lots	3.1%	2.9%	3.3%
Mausoleum crypts	2.0%	1.8%	1.6%
Grave marker bases	2.5%	2.4%	2.5%
Foundations and inscriptions (4)	1.6%	1.5%	1.5%
Burial vaults	1.3%	1.3%	1.3%
Other (5)	1.3%	1.3%	1.5%

Total at-need sales	32.7%	30.7%	32.7%

Funeral home revenues	2.2%	2.8%	5.3%
Other revenues (6)	3.1%	3.6%	2.0%

Total revenues	100.0%	100.0%	100.0%

(1)	Installation of the burial vault into the ground.
(2)	Includes revenues from niches, mausoleum lights, cremations, pet cemeteries, installation of burial vaults and markers sold to our customers by third parties and pre-need sales made in connection with the relocation of other cemetery interment rights. Also includes document processing fees on pre-need contracts and fees from sales of travel care protection, which covers shipping costs of a body if death occurs more than 100 miles from the place of residence.
(3)	Installation of the burial vault into the ground and the placement of the casket into the vault.
(4)	Installation of the marker on the ground and its inscription.
(5)	Includes revenues from lawn crypts, decorative lights installed on mausoleum crypts, installations of burial vaults and markers sold to our customers by third parties and cremation fees. Also includes document-processing fees on at-need contracts.
(6)	Includes sales of manufactured burial vaults to third parties, sales of cemetery and undeveloped land, commissions from sales of pre-need funeral policies and death benefit policies provided through a third-party insurance provider and other miscellaneous revenue.

Pre-need Sales.    Pre-need products and services are typically sold on an installment basis with terms ranging from 12 months to 84 months, with an average of 37 months. Our pre-need contracts are subject to “cooling-off” periods, generally between three and thirty days, required by state law during which the customer may elect to cancel the contract and receive a full refund of amounts paid. Subject to applicable state law, if customers cancel after the cooling-off period, we are generally permitted to retain the amounts already paid on contracts, including any amounts that were required to be deposited into trust. Historically, our customers have cancelled contracts representing approximately 10% of our pre-need sales (based on contract dollar amounts) after the cooling-off period. If the products and services purchased under a pre-need contract are needed for interment before payment has been made in full, generally the balance due becomes immediately due and must be paid in cash.

Approximately 54% of our pre-need sales contracts do not bear interest. Historically, we did not charge interest on pre-need sales contracts having a term of 12 months or less, and during 2005, we did not charge interest on contracts with a term of 24 months or less. In those cases, interest is imputed at varying market rates, currently 8.75%. The interest rates on our interest-bearing pre-need contracts range from 6% to 13%, with a weighted average interest rate of 7%. We offer prepayment incentives to customers whose pre-need contracts are longer than 36 months and bear interest. If those customers pay their contracts in full in less than 12 months, we rebate the interest that we collected from them. Even though this rebate policy reduces the amount of interest income we receive on our accounts receivable, the net effect is an increase in our immediate cash flow. Interest income from pre-need sales, including imputed interest, accounted for 3.3% of our 2006 revenues.

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

Under the state laws that require the creation of the perpetual care trusts, we are not permitted to withdraw the trust principal, and our creditors and customers have no right to make claim to the funds deposited into these trusts. Amounts held in these perpetual care trusts are invested by third-party investment managers as discussed in more detail below. As a result, we do not possess legal title to the trust principal in these perpetual care trusts; however, in accordance with current industry practice, amounts deposited into perpetual care trusts are reflected at fair market value on the asset portion of our balance sheet as of December 31, 2006 as an asset entitled “perpetual care trusts, restricted, at fair value,” and an equal amount is reflected on the liabilities, preferred stock and common stockholders’ equity portion of our balance sheet as an item entitled “non-controlling interest in perpetual care trusts.” For periods ending before March 31, 2004, we did not include perpetual care trust principal on our balance sheet in accordance with prior industry practice. We recognize income from perpetual care trusts in our revenues as it is earned in the trust, regardless of when we withdraw it. We are permitted under state law to withdraw the investment income, such as interest and dividends, but not the capital gains, from perpetual care trusts, generally on a monthly basis. To maximize the income generated by perpetual care trusts, we have established investment guidelines for the third-party investment managers so that substantially all of the funds held in perpetual care trusts are invested in intermediate-term, investment-grade, fixed-income securities, high-yield fixed-income securities and real estate investment trusts. We are required to use all amounts withdrawn from perpetual care trusts for cemetery maintenance and administration.

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

Under the state laws that require the creation of the merchandise trusts, we are not permitted to withdraw the trust principal, except as described below, and our creditors and customers have no right to make claim to the funds deposited into these trusts. Amounts held in these merchandise trusts are invested by third-party investment managers as discussed in more detail below. As a result, we do not possess legal title to the trust principal in these merchandise trusts; however, in accordance with current industry practice, amounts deposited into merchandise trusts are reflected at fair value on our balance sheet as of December 31, 2006 as an asset called “merchandise trusts, restricted, at fair value”. For periods ending prior to March 31, 2004, amounts deposited into merchandise trust were reflected at cost on our balance sheet as an asset called “due from merchandise trust”, in accordance with prior industry practice. Earnings on funds held in merchandise trusts, including investment income and capital gains, are included separately on our balance sheet in deferred cemetery revenues, net. These amounts remain on our balance sheet until we recognize them as revenues. We recognize amounts withdrawn from merchandise trusts, including principal, as revenues when we satisfy the criteria for delivery of the related merchandise or perform the related services.

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

The income earned on funds held in perpetual care trusts and merchandise trusts can be materially affected by fluctuations in interest rates and, in the case of merchandise trusts, by the performance of the stock market to the extent that the funds held in merchandise trusts are invested in equity securities. Earnings on merchandise and perpetual care trusts that we recognized as revenues accounted for 13.6% of our 2006 revenue. During 2004, 2005 and 2006 our average annual rates of return from realized earnings on funds held in merchandise trusts were 9.0%, 7.1% and 7.6%, respectively, and our average annual rates of return from realized earnings on funds held in perpetual care trusts were 6.1%, 6.0% and 6.3%, respectively. We cannot assure you, however, that that we will continue to be successful in achieving any particular return in the future.

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

Unrealized gains and losses in merchandise trusts have no immediate impact on our revenues, earnings or cash flow unless the fair market value of the funds declines below the estimated costs to deliver the related products and services, in which case we would be required to record a current charge to earnings equal to the difference between the fair market value of the funds and the estimated costs. Over time, gains and losses realized in merchandise trusts are allocated to the underlying pre-need contracts and affect the amount of trust earnings to be recognized as revenues when we deliver the related products or perform the related services. As of December 31, 2006, the aggregate fair market value of funds held in merchandise trusts exceeded our costs to purchase the related products and perform the related services by $102.0 million.

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

As of December 31, 2006, approximately 44.7% of the fair market value of the amounts held in merchandise trusts was invested in fixed-income securities to ensure that the market value of those funds will be sufficient to cover our cost to purchase the related products and perform the related services at the time of purchase and performance.

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

At-need Sales.    At-need sales of products and services are generally required to be paid for in full with cash at the time of sale. At that time, we first deposit any amount required to be placed in perpetual care trusts. Then we pay commissions, which are usually equal to 5% of the total sales price, to our sales personnel. We are not required to deposit any amounts from our at-need sales into merchandise trusts.

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

On November 1, 2005, StoneMor acquired 22 cemeteries and six funeral homes from Service Corporation International (NYSE: SCI) for $12.93 million. StoneMor paid $7.03 million in cash and 280,952 StoneMor Limited Partner units, representing the additional $5.9 million. In addition, StoneMor will assume the merchandise and service liabilities associated with certain pre-arranged bonded contracts related to the properties. Additionally, on September 30, 2006 we completed the acquisition of 21 cemeteries and 14 funeral homes from Service Corporation International (NYSE: SCI) for $11.8 million. We paid $5.9 million in cash and 275,046 in Limited Partner units, representing the additional $5.9 million. We acquired two additional cemeteries during the fourth quarter of 2006 with an aggregate purchase price of approximately $1.3 million.

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

Funeral Home Operations

We derive revenues at our funeral homes from the sale of funeral home merchandise, including caskets and related funeral merchandise, and services, including removal and preparation of remains, the use of our facilities for visitation, worship and performance of funeral services and transportation services. We sell these services and merchandise almost exclusively at the time of need utilizing salaried licensed funeral directors. In 2006, our funeral home revenues accounted for approximately 5.3% of our revenues. More than 1,330 funerals were performed at our funeral homes in 2006.

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

Other

Corporate Overhead.    We incur fixed costs for corporate overhead primarily for centralized functions, such as payroll, accounting, collections and professional fees. We also incur expenses relating to reporting requirements under U.S. federal securities laws and certain other additional expenses of being a public company. During 2006, our expenses related to being a public company totaled $2.5 million of which, $0.9 million was related to costs of compliance with the Sarbanes-Oxley Act of 2002.

Consolidation.    Our historical operations are part of a consolidated group for financial reporting purposes that includes the cemeteries we operate under long-term management contracts with the cemetery associations that own the cemetery properties. Prior to September 2004 we operated 12 cemeteries under management agreements and have subsequently converted five of these cemetery associations (one in September 2004 and 4 in April 2005) into for-profit entities owned by us and ceased operating these cemeteries under management agreements. Intercompany balances and transactions have been eliminated in consolidation

Income Taxes.    Our historical financial statements include the effects of applicable U.S. federal and state income taxes in order to comply with GAAP. We are a limited partnership that has elected to be treated as a partnership for U.S. federal income tax purposes and therefore not be subject to U.S. federal or applicable state income taxes. See “Material Tax Considerations” included in our Registration Statement on Form S-3 (Registration No. 333-129916) filed with the SEC. In order to be treated as a partnership for federal income tax purposes, at least 90% of our gross income must be qualifying income, which includes income from the sale of real property, including burial lots (with and without installed vaults and grave marker bases), lawn and mausoleum crypts and cremation niches. Most of our activities that do not generate qualifying income, such as the sale of other cemetery products, the provision of perpetual care services, the operation of our managed cemeteries and all funeral home operations, will be owned by and conducted through these corporate subsidiaries, which will be subject to tax on their net taxable income. Dividends we receive from corporate subsidiaries will be qualifying income.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on the consolidated financial statements of Stonemor Partners L.P. We prepared these financial statements in conformity with GAAP. The preparation of these financial statements required us to make estimates, judgments and assumptions that affected the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We based our estimates, judgments and assumptions on historical experience and known facts and other assumptions that we believed to be reasonable under the circumstances. We continue to make similar estimates, judgments and assumptions on the same basis as we have historically. Our actual results in future periods may differ from these estimates under different assumptions and conditions. We believe that the following accounting policies or estimates had or will have the greatest potential impact on our consolidated financial statements.

Revenue Recognition.    At-need sales of cemetery interment rights, merchandise and services and at-need sales of funeral home merchandise and services are recognized as revenues when the interment rights or merchandise is delivered or the services are performed.

Revenues from pre-need sales of cemetery interment rights in constructed burial property are deferred until at least 10% of the sales price has been collected. Revenues from pre-need sales of cemetery interment rights in unconstructed burial property, such as mausoleum crypts, are deferred until at least 10% of the sales price has been collected, at which time revenues are recognized using the percentage-of-completion method of accounting. The percentage-of-completion method of accounting requires us to estimate the percentage of completion as of the balance sheet date and future costs (including estimates for future inflation). Changes to our estimates of the percentage of completion or the related future costs would impact the amount of recognized and deferred revenues.

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

As of December 31, 2006 Stonemor Partners L.P., and its affiliated group of corporate subsidiaries had a consolidated federal net operating loss carryover of approximately $35.4 million and state net operating losses of approximately $46.0 million. The federal net operating losses will begin to expire in 2019 and the state net operating losses began to expire during 2006. These are available to reduce future taxable income of our taxable subsidiaries that would otherwise be subject to federal income taxes. Our ability to use such federal net operating losses may be limited by changes in the ownership of our units deemed to result in an “ownership change” under the applicable provisions of the Internal Revenue Code. Although we do not anticipate that an ownership change will occur prior to December 31, 2008, we cannot assure you that such ownership change will not occur. If an ownership change should occur during this period, an increase in tax liabilities of our corporate subsidiaries could result, which would reduce the amount of cash available for distribution to unitholders. Furthermore, in order to avoid the consequences of an ownership change, we may refrain from making some acquisitions that we otherwise would finance at least in part with additional units or the proceeds of an offering of common units. As a result, we may be less able to implement our acquisition growth strategy during the next three years.

Results of Operations

The following table summarizes our results of operations for of the periods presented:

	Year Ended December 31,
	2004	2005	2006
	(in thousands)
Statement of Operations Data:
Revenues:
Cemetery	$87,305	$97,862	$108,995
Funeral home	1,953	2,798	6,118

Total	89,258	100,660	115,113

Costs and Expenses:
Cost of goods sold:
Land and crypts	4,539	5,860	5,287
Perpetual care	2,692	2,575	3,109
Merchandise	5,143	5,463	6,296
Cemetery expense	19,648	20,942	24,344
Selling expense	19,158	20,072	23,186
General and administrative expense	9,797	10,553	12,801
Corporate overhead	12,658	16,304	19,795
Depreciation and amortization	4,547	3,510	3,501
Funeral home expense	1,712	2,382	4,836
Expenses related to refinancing	4,200	—	—
Interest expense	9,480	6,457	7,491
Income taxes (benefit)	(478)	1,837	1,427

Net (loss) income	$(3,838)	$4,705	$3,040

Balance Sheet Data (as of period end):
Deferred cemetery revenues, net	$156,051	$167,035	$196,103

Year Ended December 31, 2006 versus Year Ended December 31, 2005

Cemetery Revenues.    Cemetery revenues were $109.0 million in 2006, an increase of $11.1 million, or 11.3%, as compared to $97.9 million in 2005. Cemetery revenues from pre-need sales, including interest income from pre-need installment contracts and investment income from trusts, were $68.9 million in 2006, an increase of $5.2 million, or 8.2%, as compared to $63.7 million in 2005. The increase primarily resulted from increased lot sales ($1.4 million), performance of additional initial opening and closings ($2.8 million) and increased vault deliveries ($2.4 million). An additional contribution to the increase in cemetery revenue from pre-need sales was higher accumulated earnings from merchandise trusts allocated to the pre-need products delivered during 2006. Total revenues from merchandise and perpetual care trust for 2006 were higher by $1.4 million than 2005. The increase in the deliveries of pre-need products and services in 2006 was primarily as a result of the full year contribution of properties we acquired in 2005. These increases were offset by a decrease in casket deliveries of $2.6 million, due to production problems of the Company’s major casket supplier.

Cemetery revenues from at-need sales in 2006 were $37.7 million, an increase of $7.1 million, or 23.2%, as compared to $30.6 million in 2005. The increase in cemetery revenues from at-need sales was primarily attributable to higher sales of all at need cemetery merchandise and services. Generally, these increases are related to the full year contribution of properties that we acquired in 2005.

Other cemetery revenues were $2.2 million in 2006, a decrease of $1.4 million, or 38.9%, from $3.6 million in 2005. The decrease in other cemetery revenues was primarily attributable to a decrease in sales of undeveloped land of $1.4 million.

Costs of Goods Sold.    Cost of goods sold was $14.7 million in 2006, an increase of $0.8 million, or 5.8%, as compared to $13.9 million in 2005. As a percentage of cemetery revenues, cost of goods decreased from 14.2% in the year ended December 31, 2005 to 13.5% for the year ended December 31, 2006. The decrease in cost of goods sold as a percentage of cemetery revenues is attributable to higher gross profit margin attained on the sale of interment rights (lots and mausoleums) and higher gross profit margins associated with the deliveries of markers and monument bases in 2006 than with the delivery of markers and monuments bases 2005.

Selling Expense.    Total selling expense was $23.2 million in 2006, an increase of $3.1 million, or 15.4%, as compared to $20.1 million 2005. Sales commissions and other compensation expenses contributed $17.5 million to total selling expense during 2006, an increase of $3.0 million, or 20.7%, compared to $14.5 million in 2005. As a percentage of pre-need sales, sales commissions and other compensation expenses were 35.6% in 2006, as compared to 34.2% in 2005. This increase is primarily attributable to higher average commission rates and bonuses recognized related to a product mix. Indirect selling expenses were $5.3 million during 2006, an increase of $0.7 million, or 15.2%, compared to $4.6 million in 2005. The increased cost was primarily attributed to an increase of $0.3 million in advertising, an increase in telemarketing costs of $0.1 and an increase in telephone charges of $0.1 million.

Cemetery Expense.    Cemetery expense was $24.3 million in 2006, an increase of $3.4 million, or 16.3%, as compared to $20.9 million in the same period of 2005. This increase was primarily attributable to an increase in cemetery labor of $1.9 million, increased cemetery maintenance and supplies of $0.7 million, increased real estate taxes of $0.2 million and increased building repair and maintenance costs of $0.1 million. These increases relate to the full year expenses of properties that we acquired in 2005.

General and Administrative Expense.    General and administrative expense was $12.8 million in 2006, an increase of $2.2 million, or 20.8%, as compared to $10.6 million in the same period of 2005. The increase was primarily attributable to an increase in office labor expenses of $1.2 million, an increase in insurance expenses of $0.3 million and an increase in surety bond costs of $0.4 million. These increases relate to the full year expenses of properties that we acquired in 2005.

Funeral Home Revenues and Expense.    Funeral home revenues were $6.1 million in 2006, an increase of approximately $3.3 million, or 117.9%, as compared to $2.8 million during the same period of 2005. Funeral home expense was approximately $4.8 million in 2006, an increase $2.4 million, or 100.0%, as compared to $2.4 million during the same period of 2005. The increases in revenues and expenses relate to the addition of six funeral homes in November 2005 and 13 funeral homes in September of 2006.

Corporate Overhead.    Corporate overhead was $19.8 million in 2006, an increase of $3.5 million, or 21.5%, as compared to $16.3 million in 2005. The increase was primarily attributable to $1.2 million in additional non-cash expenses resulting from an equity grant under our Long-Term Incentive Plan program in November of 2006. We expect to incur similar non-cash expenses of approximately $3.9 million in 2007, $2.1 million in 2008 and $1.0 million in 2009, related to the vesting of this grant in accordance with FAS123R. Additionally, we incurred $2.0 million in increased salary due to our 2006 bonus program and $0.9 million in reserves for the write-off of our investment in a management agreement that was terminated subsequent to year-end 2006. These increases were off set by a reduction in professional fees of $0.2 million and a reduction of software expenses of $0.4 million.

Depreciation and Amortization.    Depreciation and amortization was $3.5 million in 2006, essentially unchanged from 2005.

Interest Expense.    Interest expense was $7.5 million in 2006, an increase of $1.0 million or 15.4%, as compared to $6.5 million in 2005. The increase was primarily attributable to an increase in the average amount of debt outstanding during 2006.

Provision for Income Taxes.    Provision for income taxes was $1.4 million in 2006 as compared to $1.8 million in 2005. The change in provision for income taxes was primarily due to lower revenues in our taxable subsidiaries in 2006 as compared to 2005.

Net Income/ Loss.    Net income was $3.0 million in 2006, a decrease of $1.7 million, as compared to net income of $4.7 million in 2005. The decrease is primarily due to approximately $1.2 million non-cash compensation charge for our Long-Term Incentive Plan, a cash bonus payment of approximately $2.0 million, and a reserve for the write-off of our investment in a management agreement at one of our locations that was terminated subsequent to year-end 2006 of $0.9 million.

Deferred Cemetery Revenue.    Deferred cemetery revenues, net, increased $29.1 million, or 17.4%, in 2006, from $167.0 million as of December 31, 2005 to $196.1 million as of December 31, 2006. In 2005, deferred cemetery revenues, net, increased $10.9 million, or 7.0%, from $156.1 million as of December 31, 2004 to $167.0 million as of December 31, 2005. The net increase in 2006 was primarily attributable to an increase in sales of pre-need cemetery products and services that were not delivered or performed in 2006. We added $59.2 million in pre-need sales of cemetery merchandise and services, net of deferred costs and cancellations, to our pre-need sales backlog during 2006 as compared to $43.8 million added during 2005. These increases were offset by revenues recognized, net of costs, of $40.1 million, including accumulated merchandise trust earnings, during 2006 related to the delivery and performance of pre-need cemetery merchandise and services as compared to $36.8 million of revenues recognized in 2005. The additional increase in deferred cemetery revenues, net relates to acquisitions completed in 2005 and 2006.

Year Ended December 31, 2005 versus Year Ended December 31, 2004

Cemetery Revenues.    Cemetery revenues were $97.9 million in 2005, an increase of $10.6 million, or 12.1%, as compared to $87.3 million in 2004. Cemetery revenues from pre-need sales, including interest income from pre-need installment contracts and investment income from trusts, were $63.7 million in 2005, an increase of $8.3 million, or 15.0%, as compared to $55.4 million in 2004. The increase primarily resulted from increased mausoleum and crypt sales ($2.7 million), increased casket deliveries ($2.0 million), increased lot sales ($1.4 million), performance of additional initial opening and closings ($0.3 million) and increased vault deliveries ($0.2 million). An additional contribution to the increase in cemetery revenue from pre-need sales was higher accumulated earnings from merchandise trusts allocated to the pre-need products delivered during 2005. Total revenues from merchandise and perpetual care trust for 2005 were higher by $1.9 million than 2004. The increase in the deliveries of pre-need products and services in 2005 was a result of management’s continuation of cash flow management initiatives initiated in 2003. These increases were offset by a decrease in interest income of $0.5 million and decreased marker sales of $0.5 million.

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

Costs of Goods Sold.    Cost of goods sold was $13.9 million in 2005, an increase of $1.5 million, or 12.1%, as compared to $12.4 million in 2004. As a percentage of cemetery revenues, cost of goods sold was 14.2% in the year ended December 31, 2005 unchanged from 2004.

Selling Expense.    Total selling expense was $20.1 million in 2005, an increase of $0.9 million, or 4.7%, as compared to $19.2 million 2004. Sales commissions and other compensation expenses contributed $14.5 million to total selling expense during 2005, an increase of $1.0 million, or 7.4%, compared to $13.5 million in 2004. As a percentage of pre-need sales, sales commissions and other compensation expenses were 32.4% in 2005, as compared to 34.7% in 2004. This decrease is primarily attributable to lower average commission rates and bonuses recognized related to a product mix. Indirect selling expenses were $5.3 million during 2005, a decrease of $.3 million, or 5.4%, compared to $5.6 million in 2004. The decreased cost was primarily attributed to a decrease of $0.6 million in employee benefits partially offset by an increase in advertising of $0.2 million.

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

Net Income/ Loss.    Net income was $4.7 million in 2005, an increase of $8.5 million, as compared to a net loss of $3.8 million in 2004. The increase in net income was primarily attributable to our increase in operating profit and decrease in costs related to refinancing.

Deferred Cemetery Revenue.    Deferred cemetery revenues, net, increased $10.9 million, or 7.0%, in 2005, from $156.1 million as of December 31, 2004 to $167.0 million as of December 31, 2005. In 2004, deferred cemetery revenues, net, increased $15.3 million, or 10.9%, from $140.8 million as of December 31, 2003 to $156.1 million as of December 31, 2004. The net increase in 2005 was primarily attributable to an increase in sales of pre-need cemetery products and services that were not delivered or performed in 2005. We added $43.8 million in pre-need sales of cemetery merchandise and services, net of deferred costs and cancellations, to our pre-need sales backlog during 2005 as compared to $43.3 million added during 2004. These increases were offset by revenues recognized, net of costs, of $36.8 million, including accumulated merchandise trust earnings, during 2005 related to the delivery and performance of pre-need cemetery merchandise and services as compared to $33.0 million of revenues recognized in 2004.

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

We believe that cash generated from operations and our borrowing capacity under our credit facility, which is discussed below, will be sufficient to meet our working capital requirements, anticipated capital expenditures and scheduled debt payments for the foreseeable future. In 2007, we anticipate that we will spend $2.0 million for the construction of mausoleums. Additionally, we anticipate ongoing annual capital expenditure requirements of between approximately $2.3 million and $2.6 million for the foreseeable future. The estimate for cemetery maintenance capital expenditures would increase if we were to acquire additional cemetery properties.

One of our goals is to grow through the acquisition of high-quality cemetery properties. On November 1, 2005, StoneMor acquired 22 cemeteries and six funeral homes from Service Corporation International (NYSE: SCI) for $12.93 million. StoneMor paid $7.03 million in cash and 280,952 StoneMor Limited Partner units, representing the additional $5.9 million. In addition, StoneMor assumed the merchandise and service liabilities associated with certain pre-arranged bonded contracts related to the properties. Additionally, on September 30, 2006 we completed the acquisition of 21 cemeteries and 14 funeral homes from Service Corporation International (NYSE: SCI) for $11.8 million. We paid $5.9 million in cash and 275,046 in Limited Partner units, representing the additional $5.9 million. We acquired two additional cemeteries during the fourth quarter of 2006 with an aggregate purchase price of approximately $1.3 million.

We anticipate financing future acquisitions with the proceeds of borrowings under our credit facility or the issuance of additional common units and other partnership securities, including debt, to the extent permitted under our credit facility, the senior secured notes and our partnership agreement. Since our predecessor began operations in 1999, we have acquired fifty four cemetery properties ranging in price per cemetery from $0.2 million to $15.8 million and having an aggregate purchase price of $57.5 million.

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

Cash Flow from Operating Activities.    Cash flows from operating activities were $18.3 million in 2006, an increase of $0.7 million or 4.0%, as compared to cash flows from operating activities of $17.6 million in 2005. The increase in cash flow was primarily attributable to an increase in cash collected on our accounts receivable of approximately $8.8 million during 2006, a $4.7 million net increase in cemetery revenue deferral , offset by a $14.0 million increase in net trust deposits to our trust funds. Cash flows from operating activities were $17.6 million in 2005, an increase of $10.1 million or 135%, as compared to cash flows from operating activities of $7.5 million in 2004. The increase in cash flow was primarily attributable to an increase in net income of approximately $8.5 million during 2005 and increases in cash withdrawn from merchandise trusts of $11.8 million, partially offset by an $6.9 million net decrease in cemetery revenue deferral and a $3.9 million decrease in non-cash charges related to refinancing in 2004.

Cash Flow from Investing Activities.    Net cash used in investing activities was $14.6 million during 2006, a decrease of $0.7 million, as compared to $15.3 million during 2005. This decrease was primarily attributable to the divestiture of one of our funeral homes partially offset by increased cemetery acquisition activity. Net cash used in investing activities was $15.3 million during 2005, an increase of $9.4 million, as compared to $5.9 million during 2004. This increase was primarily attributable to the November 1, 2005 acquisition of 22 cemetery and six funeral home locations including due diligence costs of $15.6 million.

Cash Flow from Financing Activities.    Net cash used in financing activities during 2006 was $0.7 million, a decrease of $9.2 million from the net cash used in financing activities of $9.8 million during 2005. The decrease from 2005 is primarily related to additional borrowings under our lines of credit which we used to finance our acquisitions and provide additional working capital. Cash used in financing activities during 2005 primarily relate to unitholder distributions of $16.4 million offset by long-term debt borrowings of $8.0 million. The 2004 cash flow from financing activities was primarily attributable to the results of our initial public offering and the sale of senior secured notes in a private placement. The net proceeds of $58.0 million from the sale of limited partner units in our initial public offering together with the net proceeds from our offering of $80.0 million aggregate principal amount of senior secured notes were used in part to repay the outstanding amounts on the term loan, revolving line of credit, a note to a seller of one of our acquisitions, and financing costs associated with issuing our senior secured notes and obtaining our credit facility.

Ongoing Capital Expenditures.    The following table summarizes total maintenance capital expenditures and expansion capital expenditures, including the construction of mausoleums and for acquisitions, for the periods presented (in thousands):

	Years Ended December 31,
	2004	2005	2006
	(In Thousands)
Maintenance capital expenditures	$2,620	$2,192	$2,059
Expansion capital expenditures	3,267	18,851	20,313

Total capital expenditures	$5,887	$21,043	$22,372

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

Contractual Obligations and Contingencies.    A summary of our total contractual obligations including interest, as of December 31, 2006, is as follows (dollars in thousands):

	Payment due by period
Type of Obligation	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt (1)	$135,036	$9,303	$14,897	$110,836	$—
Operating leases	3,415	595	1,121	823	876
Merchandise liability (2)	45,805	—	—	—	—

Total	$184,256	$9,898	$16,018	$111,659	$876

(1)	Represents obligations including interest under the senior secured notes as described below.
(2)	Total cannot be separated into periods because we are unable to anticipate when the merchandise will be needed. We will satisfy these obligations at or, to the extent practicable, prior to the time of need.

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

Concurrent with the closing of our initial public offering on September 20, 2004, StoneMor Operating LLC, which is our operating company, and its present and future subsidiaries, all as borrowers, entered into a new $35.0 million credit agreement. The credit agreement consists of a $12.5 million revolving credit facility and a $22.5 million acquisition line of credit. Borrowings under our revolving credit facility are due and payable three years after the date of the credit agreement, and borrowings under the acquisition facility are due and payable four years after the date of the credit agreement. We may prepay all loans under the credit agreement at any time without penalty, although our acquisition line may be subject to hedging arrangements with attendant termination fees. Any amounts repaid on the acquisition line cannot be reborrowed. We are required to reduce borrowings under our revolving credit facility that are designated for the purpose of funding a regularly scheduled quarterly distribution to the unitholders to not more than $5.0 million for a period of at least 30 consecutive days at least once during each consecutive 12-month period prior to the maturity of the revolving credit facility. As of December 31, 2006, we had $22.95 million outstanding under our credit agreement.

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

The credit agreement was amended in November 2004 to amend the leverage ratio from 3.5 to 1 to 3.75 to 1 until September 30, 2005 at which time it reverts back to 3.5 to 1. On March 31, 2006 we requested a waiver of any default arising from our failure to meet the requirement that requires us to deliver the 2005 annual audited financial statements within 95 days of the 2005 fiscal year-end. Our lenders agreed to this waiver provided that we deliver the 2005 annual audited financial statements within 125 days of 2005 fiscal year-end, which we did. As of March 15, 2007, we are in compliance with all debt covenants.

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

Off-Balance Sheet Arrangements.    As of December 31, 2006, we had no off-balance sheet arrangements except for operating leases

Inflation.    Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations during 2004, 2005 or 2006. Although the impact of inflation has been insignificant in recent years, it is still a factor in the U.S. economy and may increase the cost to acquire or replace property, plant and equipment and may increase the costs of labor and supplies. To the extent permitted by competition and regulation, we have and will continue to pass along increased costs to our customers in the form of higher product prices.

Recent Accounting Pronouncements.

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109. Interpretation 48, which clarifies Statement 109, Accounting for Income Taxes, establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in the Company’s financial statements. On initial application, Interpretation 48 will be applied to all tax positions for which the statute of limitations remains open. Only tax positions that meet the more-likely-than-not recognition threshold at the adoption date will be recognized or continue to be recognized. The cumulative effect of applying Interpretation 48 will be reported as an adjustment to retained earnings at the beginning of the period in which it is adopted. Interpretation 48 is effective for fiscal years beginning after December 15, 2006, and will be adopted by the Company on January 1, 2007. The Company currently does not believe that the adoption of Interpretation 48 will have a significant effect on its financial statements or its ability to comply with its current debt covenants.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“ FAS 157”). FAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. FAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. FAS 157 does not expand or require any new fair value measures, however the application of this statement may change current practice. The requirements of FAS 157 are effective for our fiscal year beginning January 1, 2008. We are in the process of evaluating this guidance and therefore have not yet determined the impact that FAS 157 will have on our financial statements upon adoption.

In September 2006, the SEC released SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The provisions of SAB 108 became effective beginning November 15, 2006 for us. The impact of SAB 108 in the future depends on the nature and extent of any prior year misstatements. The Company utilized the guidance in SAB 108 to determine the effect of the prior year misstatement. See Note 2 to the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities, to permit all entities to choose to elect to measure eligible financial instruments at fair value. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, Fair Value Measurements. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. The Company is currently evaluating the impact of SFAS No. 159 on the consolidated financial statements.

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

Interest-bearing Investments.    Our fixed-income securities subject to market risk consist primarily of investments in merchandise trusts and perpetual care trusts. As of December 31, 2006, fixed-income securities represented 44.7% of the funds held in merchandise trusts and 60.3% of the funds held in perpetual care trusts. The aggregate quoted market value of these fixed-income securities was $66.1 million and $101.6 million in merchandise trusts and perpetual care trusts, respectively, as of December 31, 2006. Each 1% change in interest rates on these fixed-income securities would result in changes of approximately $0.7 million and $1.0 million in the fair market values of the securities held in merchandise trusts and perpetual care trusts, respectively, based on discounted expected future cash flows. If these securities are held to maturity, no change in fair market value will be realized.

Our money market and other short-term investments subject to market risk consist primarily of investments held in merchandise trusts and perpetual care trusts. As of December 31, 2006, these investments accounted for approximately 13.1% and 10.7% of the funds held in merchandise trusts and perpetual care trusts, respectively. The fair market value of these investments was $19.4 million and $18.1 million in merchandise trusts and perpetual care trusts, respectively, as of December 31, 2006. Each 1% change in average interest rates applicable to these investments would result in changes of approximately $194,000 and $181,000, respectively, in the aggregate fair market values of the perpetual care investments and the merchandise trust investments.

Marketable Equity Securities.    Our marketable equity securities subject to market risk consist primarily of investments held in merchandise trusts and in the case of perpetual care trusts, investments in real estate investment trusts, or REITs and master limited partnerships, or MLPs. As of December 31, 2006, marketable equity securities represented 42.1% of funds held in merchandise trusts and 29.0% of funds held in perpetual care trusts. The aggregate fair market value of these marketable equity securities was $62.3 million and $48.9 million in merchandise trusts and perpetual care trusts, respectively, as of December 31, 2006, based on final quoted sales prices. Each 10% change in the average market prices of the equity securities would result in a change of approximately $6.2 million and $4.9 million in the fair market value of securities held in merchandise trusts and perpetual care trusts, respectively.

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

In order to consistently achieve the stated return objectives within our tolerance for risk, we use a strategy of allocating appropriate portions of our portfolio to a variety of asset classes with attractive risk and return characteristics, and low to moderate correlations of returns. See the notes to our accompanying consolidated financial statements for a breakdown of the assets held in our merchandise trusts and perpetual care trusts by asset class.

Debt Instruments.    Our credit facility bears interest at a floating rate, based on LIBOR, which is adjusted quarterly. This credit facility will subject us to increases in interest expense resulting from movements in interest rates. As of December 31, 2006 we have $22.9 million in indebtedness outstanding under our credit facility.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of StoneMor Partners GP LLC and Unitholders of StoneMor Partners L.P.

Bristol, Pennsylvania

We have audited the accompanying consolidated balance sheets of StoneMor Partners L.P. (the “Company”), successor to Cornerstone Family Services, Inc. and subsidiaries as of December 31, 2005 and 2006, and the related consolidated statements of operations, common stockholders’/partners’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of StoneMor Partners L.P. as of December 31, 2005 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the Company has restated its 2005 consolidated financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness.

Philadelphia, Pennsylvania

March 16, 2007

StoneMor Partners L.P.

Consolidated Balance Sheets

(in thousands)

	December 31, 2005	December 31, 2006
	(as restated, see Note 2)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,925	$9,914
Accounts receivable, net of allowance	29,991	22,968
Prepaid expenses	2,420	2,801
Other current assets	1,316	2,535

Total current assets	40,652	38,218

LONG-TERM ACCOUNTS RECEIVABLE—net of allowance	33,672	36,878
CEMETERY PROPERTY	164,772	171,714
PROPERTY AND EQUIPMENT, net	27,091	29,027
MERCHANDISE TRUSTS, restricted, at fair value	113,432	147,788
PERPETUAL CARE TRUSTS, restricted, at fair value	136,719	168,631
DEFERRED FINANCING COSTS—net of accumulated amortization	1,985	1,242
DEFERRED SELLING AND OBTAINING COSTS	30,360	33,478
OTHER ASSETS	1,958	50

TOTAL ASSETS	$550,641	$627,026

LIABILITIES and PARTNERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$7,461	$11,345
Accrued interest	260	361
Current portion, long-term debt	641	1,388

Total current liabilities	8,362	13,094

LONG-TERM DEBT	86,304	102,104
DEFERRED CEMETERY REVENUES, net	167,035	196,103
MERCHANDISE LIABILITY	42,621	45,805

Total liabilities	304,322	357,106

COMMITMENTS AND CONTINGENCIES
NON-CONTROLLING INTEREST IN PERPETUAL CARE TRUSTS	136,719	168,631

PARTNERS’ EQUITY
General partner	1,549	1,382
Limited partners:
Common	73,053	71,700
Subordinated	34,998	28,206

Total partners’ equity	109,600	101,288

TOTAL LIABILITIES AND PARTNERS’ EQUITY	$550,641	$627,026

See Accompanying Notes to the Consolidated Financial Statements.

StoneMor Partners L.P.

Successor to Cornerstone Family Services, Inc. (Predecessor)

Consolidated Statements of Operations

(in thousands, except per unit data)

	Cornerstone Family Services, Inc./ StoneMor Partners L.P.	StoneMor Partners L.P.
	2004	2005	2006
	(see Note 1)	(as restated,
		see Note 2)
Revenues:
Cemetery	$87,305	$97,862	$108,995
Funeral home	1,953	2,798	6,118

Total revenues	89,258	100,660	115,113

Costs and Expenses:
Cost of goods sold (exclusive of depreciation shown separately below):
Land and crypts	4,539	5,860	5,287
Perpetual care	2,692	2,575	3,109
Merchandise	5,143	5,463	6,296
Cemetery expense	19,648	20,942	24,344
Selling expense	19,158	20,072	23,186
General and administrative expense	9,797	10,553	12,801
Corporate overhead (including $433 in stock-based compensation in 2004, and $1,212 in 2006)	12,658	16,304	19,795
Depreciation and amortization	4,547	3,510	3,501
Funeral home expense	1,712	2,382	4,836

Total cost and expenses	79,894	87,661	103,155

OPERATING PROFIT	9,364	12,999	11,958

EXPENSE RELATED TO REFINANCING	4,200	—	—

INTEREST EXPENSE	9,480	6,457	7,491

INCOME / (LOSS) BEFORE INCOME TAXES	(4,316)	6,542	4,467

INCOME TAXES (BENEFIT):
State	663	587	438
Federal	(1,141)	1,250	989

Total income taxes (benefit)	(478)	1,837	1,427

NET INCOME (LOSS)	$(3,838)	$4,705	$3,040

In 2004, supplemental information is for the period from September 20, 2004 to December 31, 2004:
Net income	$2,365	$4,705	$3,040
General partner’s interest in net income for the period	$47	$94	$60
Limited partners’ interest in net income for the period
Common	$1,159	$2,318	$1,549
Subordinated	$1,159	$2,293	$1,430
Net income per limited partner (common) unit (basic and diluted)	$.27	$.54	$.34

Weighted average number of limited partners’ units outstanding (basic and diluted)	8,480	8,526	8,831

See Accompanying Notes to the Consolidated Financial Statements.

StoneMor Partners L.P.

Successor to Cornerstone Family Services, Inc. (Predecessor)

Consolidated Statements of

Common Stockholders’ / Partners’ Equity

(in thousands)

	Common Stockholder’s Equity	Partners’ Equity				Total
		Limited Partners			General Partner
		Common	Subordinated	Total
Balance at December 31, 2003	$41,980	$—	$—	$—	$—	$41,980
Dividends paid in kind	(1,564)	—	—	—	—	(1,564)
Stock-based compensation	433	—	—	—	—	433
Net loss January 1, 2003 through September 19, 2004	(6,203)	—	—	—	—	(6,203)

Balance at September 19, 2004	34,646	—	—	—	—	34,646

Book value of net assets contributed to the partnership	(34,646)	3,931	29,511	33,442	1,204	—
Redeemable preferred stock of Cornerstone converted to limited liability company units	—	1,344	10,092	11,436	412	11,848
Proceeds from initial public offering, net of offering costs	—	71,713	—	71,713	—	71,713
Purchase of CFSI LLC common units	—	(5,255)	—	(5,255)	—	(5,255)
Net Income September 20, 2004 through December 31, 2004	—	1,159	1,159	2,318	47	2,365

Balance, December 31, 2004	—	72,892	40,762	113,654	1,663	115,317

Proceeds from units issued in acquisition	—	5,900	—	5,900	—	5,900
General partner contribution		—	—	—	120	120
Net Income (as restated see Note 2)	—	2,318	2,293	4,611	94	4,705
Cash distribution	—	(8,057)	(8,057)	(16,114)	(328)	(16,442)

Balance, December 31, 2005 (as restated see Note 2)	—	73,053	34,998	108,051	1,549	109,600

Proceeds from units issued in acquisition	—	5,875	—	5,875	—	5,875
General partner contribution	—	—	—	—	120	120
Net Income	—	1,549	1,430	2,980	60	3,040
Cash distribution	—	(8,777)	(8,222)	(16,999)	(347)	(17,346)

Balance, December 31, 2006	$—	$71,700	$28,206	$99,907	$1,381	$101,288

See Accompanying Notes to the Consolidated Financial Statements.

StoneMor Partners L.P.

Successor to Cornerstone Family Services, Inc. (Predecessor)

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2004	2005	2006
		(as restated, see Note 2)
OPERATING ACTIVITIES:
Net Income (Loss)	$(3,838)	$4,705	$3,040
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Cost of lots sold	5,071	4,274	4,605
Depreciation and amortization	4,547	3,510	3,501
Expenses related to refinancing	3,889	—	—
Stock-based compensation	433	—	1,212
Deferred income tax (benefit)	(1,415)	—	—
Other non cash	—	—	453
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(2,038)	(1,878)	5,990
Allowance for doubtful accounts	(350)	313	1,225
Merchandise trusts	(1,333)	10,473	(3,517)
Prepaid expenses	(237)	(642)	(385)
Other current assets	(75)	(54)	(1,299)
Other assets	450	(274)	862
Accounts payable and accrued and other liabilities	(440)	1,024	2,720
Deferred cemetery revenue and deferred selling and obtaining costs	10,218	3,362	8,041
Merchandise liability	(7,397)	(7,224)	(8,109)

Net cash provided by operating activities	7,485	17,589	18,339

INVESTING ACTIVITIES:
Costs associated with potential acquisitions	—	(143)	(219)
Additions to cemetery property	(3,267)	(2,850)	(3,398)
Purchase of subsidiaries, net of common units issued	—	(10,101)	(11,040)
Divestiture of Funeral Home	—	—	2,091
Acquisitions of property and equipment	(2,620)	(2,192)	(2,059)

Net cash used in investing activities	(5,887)	(15,286)	(14,625)

FINANCING ACTIVITIES:
Cash distribution	—	(16,442)	(17,346)
Additional borrowings on long-term debt	85,048	8,048	17,522
Repayments of long-term debt	(135,763)	(1,400)	(1,021)
Sale of partner units	86,638	120	120
Purchase of CFSI LLC common units	(5,255)	—	—
Cost of financing activities	(23,346)	(178)	—

Net cash provided by (used in) financing activities	7,321	(9,852)	(725)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,919	(7,549)	2,989
CASH AND CASH EQUIVALENTS—Beginning of period	5,554	14,474	6,925

CASH AND CASH EQUIVALENTS—End of period	$14,474	$6,925	$9,914

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$9,980	$6,354	$7,390

Cash paid during the period for income taxes	$777	$1,068	$2,508

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of limited partner units to fund cemetery acquisition	$—	$5,900	$5,875

See Accompanying Notes to the Consolidated Financial Statements.

1.    NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.    On April 2, 2004, StoneMor Partners L.P. (“StoneMor” or the “Partnership”) was created to own and operate the cemetery and funeral home business conducted by Cornerstone Family Services Inc. and its subsidiaries (“Cornerstone”). On September 20, 2004, in connection with the initial public offering by the Partnership of common units representing limited partner interests, Cornerstone contributed to the Partnership substantially all of the assets, liabilities and businesses owned and operated by it, and then converted into CFSI LLC, a limited liability company. This transfer represented a reorganization of entities under common control and was recorded at historical cost. In exchange for these assets, liabilities and businesses, CFSI LLC received 564,782 common units and 4,239,782 subordinated units representing limited partner interests in the Partnership. The consolidated statements of operations for the year ended December 31, 2004 includes the operations of Cornerstone Family Services Inc. from January 1, 2004 through September 19, 2004 and StoneMor Partners L.P. from September 20, 2004 through December 31, 2004.

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

Proceeds received:
Sale of 4,226,250 common units at $20.50 per unit	$86,638
Issuance of senior secured notes	80,000

Total proceeds received	$166,638
Use of proceeds from sale of common units
Underwriting discount	$5,849
Professional fees and other offering costs	9,542
Repayment of debt and accrued interest	56,361
Redemption of 551,250 units from CFSI LLC	5,255
Construction of mausoleum and lawn crypts, purchase of burial vault installation equipment, and reorganization taxes	5,098
Acquisition of cemetery and funeral home locations	4,533

Reserve for general partnership purposes	0

Total use of proceeds from the sale of common units	$86,638
Use of proceeds from the issuance of senior secured notes
Debt issuance costs	$1,076
Other related costs	215
Repayment of debt	78,709

Total use of proceeds from the issuance of senior secured notes	80,000

Total use of proceeds	$166,638

Summary of Significant Accounting Policies —Significant accounting policies followed by the Partnership, as summarized below, are in conformity with accounting principles generally accepted in the United States of America.

Principles of Consolidation— The consolidated financial statements include the accounts of each of the Company’s subsidiaries and the operations of 7 managed cemeteries that the Company operates under long-term management contracts as of December 31, 2006. Prior to September 2004 the Company operated 12 cemeteries under management agreements and have subsequently converted five of these cemetery associations (one in September 2004 and 4 in April 2005) into for-profit entities owned by us and ceased operating these cemeteries under management agreements. Intercompany balances and transactions have been eliminated in consolidation.

Prior to March 31, 2004, the cemeteries that the Company operated under long term management contracts were consolidated in accordance with Emerging Issues Task Force (EITF) Issue No. 97-2, Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangement. Effective March 31, 2004, the Company adopted FIN 46R. The Company’s historical policy of consolidating these cemeteries did not change with the adoption of FIN 46R.

Total revenues derived from the cemeteries under long-term management contracts totaled approximately $19.7 million, $21.2 million and $21.8 million for the years ended December 31, 2004, 2005 and 2006, respectively.

Cemetery Operations—Sales of at-need cemetery interment rights, merchandise and services are recognized when the service is performed or merchandise is delivered. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (SAB No. 104) and the retail land sales provisions of Statement of Financial Accounting Standards No. 66, Accounting for the Sale of Real Estate (SFAS No. 66), revenues from pre-need sales of burial lots and constructed mausoleum crypts are deferred until at least 10% of the sales price has been collected. At the time of the sale, an allowance for the customer cancellations is established, which reduces the amount of accounts receivable, net and deferred cemetery revenues, net or cemetery revenue recognized, based on management’s estimates of expected cancellations and historical experiences. Historically, the cancelled contracts represent approximately 10% of the pre-need sales (based on contract dollar amounts). Revenues from the pre-need sale of unconstructed mausoleum are deferred until at least 10% of the sales price has been collected, at which point revenues are recognized using the percentage-of-completion method of accounting, also in accordance with SFAS No. 66. Revenues related to the pre-need sale of merchandise and services are deferred until such merchandise is delivered (title has transferred to the customer and the merchandise is either installed or stored, at the direction of the customer, at the vendor’s warehouse or a third-party warehouse at no additional cost to us) or such services are performed.

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

Subsequently, the merchandise is either installed or stored, at the direction of the customer, at the vendor’s warehouse or a third-party warehouse at no additional cost to us. The merchandise liability is also reduced when the Company performs the contracted service. Allowances for customer cancellations arising from non-payment are provided at the date of sale based upon management’s estimates of expected cancellations and historical experience. Actual cancellation rates in the future may result in a change in estimate. Actual cancellations did not vary significantly from the estimates of expected cancellations at December 31, 2005 and December 31, 2006.

Pursuant to state law, a portion of the proceeds from cemetery merchandise or services sold on a pre-need basis is required to be paid into merchandise trusts. The Company defers investment earnings generated by the assets in these merchandise trusts (including realized gains and losses) until the associated merchandise is delivered or the services are performed. The fair value of the funds held in merchandise trusts at December 31, 2005 and December 31, 2006 was approximately $113.4 million and $147.8 million, respectively (see Note 6).

A portion of the proceeds from the sale of cemetery property is required by state law to be paid into perpetual care trusts. Earnings from the perpetual care trusts are recognized in current cemetery revenues and are used to defray cemetery maintenance costs, which are expensed as incurred. Funds held in perpetual care trusts at December 31, 2005 and December 31, 2006 were $136.7 million and $168.6 million, respectively (see Note 7).

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

Inventories—Inventories, classified as other current assets on the Company’s consolidated balance sheets, include cemetery and funeral home merchandise and are valued at the lower of cost or net realizable value. Cost is determined primarily on a specific identification basis on a first-in, first-out basis. Inventories were approximately $1.0 million at December 31, 2005 and approximately $2.2 million at December 31, 2006.

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

For the years ended December 31, 2005 and 2006, depreciation expense was $2.8 million and $2.7 million, respectively.

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

Net Income per Unit—Basic net income per unit is determined by dividing net income, after deducting the amount of net income allocated to the general partner interest from its issuance date of September 20, 2004, by the weighted average number of units outstanding during the period. Diluted net income per unit is calculated in the same manner as basic net income per unit, except that the weighted average number of outstanding units is increased to include the dilutive effect of outstanding unit options or phantom unit options.

New Accounting Pronouncements

Effective November 1, 2006, the Company adopted SFAS No. 123R using the modified prospective application transition method. Prior to November 1, 2006, the Company accounted for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and followed the disclosure-only provisions of SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123.” No stock-based employee compensation cost related to stock options was reflected in net earnings, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the grant date. Accordingly, share-based compensation related to stock options was only included as a pro forma disclosure in the notes to the consolidated financial statements.

Under the modified prospective application transition method, compensation cost for the period includes the portion vesting in the period for (1) all share-based compensation arrangements granted prior to, but not vested as of November 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) all share-based compensation arrangements granted subsequent to November 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Under this transition method, no cumulative effect of change in accounting principle was required for the Company, and results for prior periods have not been restated. SFAS No. 123R also requires that excess tax benefits be reported as a financing cash inflow rather than an operating cash inflow.

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109. Interpretation 48, which clarifies Statement 109, Accounting for Income Taxes, establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in the Company’s financial statements. On initial application, Interpretation 48 will be applied to all tax positions for which the statute of limitations remains open. Only tax positions that meet the more-likely-than-not recognition threshold at the adoption date will be recognized or continue to be recognized. The cumulative effect of applying Interpretation 48 will be reported as an adjustment to retained earnings at the beginning of the period in which it is adopted. Interpretation 48 is effective for fiscal years beginning after December 15, 2006, and will be adopted by the Company in the first quarter of 2007. The Company currently does not believe that the adoption of Interpretation 48 will have a significant effect on its financial statements or its ability to comply with its current debt covenants.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“ FAS 157”). FAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. FAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. FAS 157 does not expand or require any new fair value measures, however the application of this statement may change current practice. The requirements of FAS 157 are effective for our fiscal year beginning January 1, 2008. We are in the process of evaluating this guidance and therefore have not yet determined the impact that FAS 157 will have on our financial statements upon adoption.

In September 2006, the SEC released SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The provisions of SAB 108 became effective beginning November 15, 2006 for us. The impact of SAB 108 in the future depends on the nature and extent of any prior year misstatements. The Company utilized the guidance in SAB 108 to determine the effect of the prior year misstatement.

In February 2007, the FASB issued SFAS No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities, to permit all entities to choose to elect to measure eligible financial instruments at fair value. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, Fair Value Measurements. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. The Company is currently evaluating the impact of SFAS No. 159 on the consolidated financial statements of SFAS No. 157.

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

Segment Reporting and Related Information—The Company has one reportable segment, death care services.

Disclosure of reported segment revenue:

	Year Ended December 31,
	2004	2005	2006
	(in thousands)
Revenues:
Cemetery:
Sales	$48,892	$56,766	$63,734
Services and other	22,706	23,866	26,600
Investment, including realized gains from merchandise trusts and receivables	12,198	14,101	15,544
Deferred margin, recognized	3,510	3,129	3,117

	87,305	97,862	108,995
Funeral home revenues	1,953	2,798	6,118

Total Revenues	$89,258	$100,660	$115,113

2.    RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the issuance of the December 31, 2005 Consolidated Financial Statements, the Company discovered a lack of functionality in its automated systems relating to revenue recognition from the installation of pre-need burial vaults. The Company determined that it had not recognized revenue on some of the pre-need burial vaults that had been previously installed. As a result the consolidated financial statements for the year ended December 31, 2005 have been restated.

The following is a summary of the impact of the restatement on the consolidated financial statements as of and for the year ended December 31, 2005.

	Consolidated Statement of Income
	(in thousands)
	As Previously Reported	Adjustment	As Restated
Year ended December 31, 2005:
Cemetery revenues	$96,927	$935	$97,862
Cost of goods sold, merchandise	5,337	126	5,463
Selling expense	19,878	194	20,072
Operating profit	12,384	615	12,999
Net income	$4,090	$615	$4,705
General partners’ interest in net income for the period	82	12	94
Limited partners’ interest in net income for the period, common	2,015	303	2,318
Limited partners’ interest in net income for the period, subordinated	1,993	300	2,293
Net income per limited partner (common) unit (basic and diluted)	$0.47	$0.07	$0.54

	Consolidated Balance Sheet
	(in thousands)
	As Previously Reported	Adjustment	As Restated
At December 31, 2005:
Deferred Selling and Obtaining Costs	$30,554	$(194)	$30,360
Total Assets	550,835	(194)	550,641
Deferred Cemetery Revenues, net	167,844	(809)	167,035
Total Liabilities	305,131	(809)	304,322
General partners’ equity	1,537	12	1,549
Limited partners’ equity, common	72,750	303	73,053
Limited partners’ equity, subordinated	34,698	300	34,998
Total Liabilities and Partners’ Equity	$550,835	$(194)	$550,641

	Consolidated Statement of Cash Flow
	(in thousands)
	As Previously Reported	Adjustment	As Restated
Year ended December 31, 2005:
Operating Activities
Net income	$4,090	$615	$4,705
Deferred cemetery revenue and deferred selling and obtaining costs	3,977	(615)	3,362
Net cash provided in operating activities	17,589	—	17,589

See note 16—Quarterly Results of Operations (Unaudited) for additional restatement information.

3.    LONG-TERM ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

Long-term accounts receivable, net, consists of the following:

	Year Ended December 31,
	2005	2006
	(in thousands)
Customer receivables	$80,755	$81,584
Unearned finance income	(7,831)	(9,495)
Allowance for contract cancellations	(9,261)	(12,243)

	63,663	59,846
Less: current portion—net of allowance	29,991	22,968

Long-term portion—net of allowance	$33,672	$36,878

Activity in the allowance for contract cancellations is as follows:

	Year Ended December 31,
	2004	2005	2006
	(in thousands)
Balance—Beginning of period	$8,806	$8,948	$9,261
Reserve on acquired contracts	—	—	926
Provision for cancellations	6,681	6,490	8,363
Charge-offs—net	(6,539)	(6,177)	(6,307)

Balance—End of period	$8,948	$9,261	$12,243

4.    CEMETERY PROPERTY

Cemetery property consists of the following:

	Year Ended December 31,
	2005	2006
	(in thousands)
Developed land	$21,165	$21,981
Undeveloped land	110,556	114,175
Mausoleum crypts and lawn crypts	33,051	35,558

Total	$164,772	$171,714

5.    PROPERTY AND EQUIPMENT

Major classes of property and equipment are as follows:

	Year Ended December 31,
	2005	2006
	(in thousands)
Building and improvements	$26,242	$29,202
Furniture and Equipment	20,784	21,966

	47,026	51,168
Less: accumulated depreciation	(19,935)	(22,141)

Property and Equipment—net	$27,091	$29,027

6.    PRE-NEED MERCHANDISE AND SERVICES, AND MERCHANDISE TRUSTS.

Cemetery—In connection with the pre-need sale of cemetery interment rights, merchandise and services, the customer typically enters into an installment contract with the Company. The contract is usually for a period not to exceed 60 months with payments of principal and interest required. Interest is imputed for contracts that do not bear a market rate of interest (at a rate of 6.75% during the year ended December 31, 2005 and 8.75% for the year ended December 31, 2006). The Company establishes an allowance for cancellations due to non-payment at the date of sale based on historic experience and management’s estimates. The allowance is reviewed quarterly and changes in estimates are reflected for current and prior contracts as a result of recent cancellation experience. Actual cancellation rates in the future may result in a change in estimate.

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

The Company deposited $15,696 and $30,917 into and withdrew $32,363 and $27,400 from the trusts during the year ended December 31, 2005 and December 31, 2006, respectively.

At December 31, 2005, the cost and market value associated with the assets held in merchandise trusts follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
	(In Thousands)
Short-term investment	$11,651	$—	$—	$11,651
Fixed maturities:
U.S. Government and federal agency	2,408	1	(48)	2,361
U.S. State and local government agency	1,946	1	(10)	1,937
Corporate debt securities	4,113	10	(133)	3,990
Other debt securities	47,212	59	(759)	46,512

Total fixed maturities	55,679	71	(950)	54,800

Equity securities	47,944	1,192	(2,155)	46,981

Total	$115,274	$1,263	$(3,105)	$113,432

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at December 31, 2005 is presented below:

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Fixed maturities:
U.S. Government and federal agency	$1,508	$19	$681	$29	$2,189	$48
U.S. State and local government agency	987	8	512	2	1,499	10
Corporate debt securities	2,294	100	1,031	33	3,325	133
Other debt securities	11,750	419	15,284	340	27,034	759

Total fixed maturities	16,539	546	17,508	404	34,047	950

Equity securities	31,193	2,138	292	17	31,485	2,155

Total	$47,732	$2,684	$17,800	$421	$65,532	$3,105

At December 31, 2006, the cost and market value associated with the assets held in merchandise trusts were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
	(In Thousands)
Short-term investment	$19,423	$—	$—	$19,423
Fixed maturities:
U.S. Government and federal agency	3,572	7	(47)	3,532
U.S. State and local government agency	2,453	6	(33)	2,426
Corporate debt securities	3,875	62	(26)	3,911
Other debt securities	56,737	558	(1,067)	56,228

Total fixed maturities	66,637	633	(1,173)	66,097

Equity securities	57,471	5,365	(568)	62,268

Total	$143,531	$5,998	$(1,741)	$147,788

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at December 31, 2006 is presented below:

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Fixed maturities:
U.S. Government and federal agency	$1,134	$10	$1,215	$37	$2,349	$47
U.S. State and local government agency	740	14	990	19	1,730	33
Corporate debt securities	838	14	741	12	1,579	26
Other debt securities	25,724	75	11,293	992	37,017	1,067

Total fixed maturities	28,436	113	14,239	1,060	42,675	1,173

Equity securities	7,734	410	3,895	158	11,629	568

Total	$36,170	$523	$18,134	$1,218	$54,304	$1,741

The Company considers various factors when considering if a decline in fair value of an asset is other than temporary, including but not limited to the length of time and magnitude of the unrealized loss; the volatility of the investment; the credit ratings of the issuers of the investments; and the Company’s intentions to sell or ability to hold the investments. At December 31, 2006 the Company has concluded that the declines in the fair values of the Company’s investments in fixed maturities and equity securities held by the merchandise trusts are temporary.

During the year ended December 31, 2006, purchases and sales of available for sale securities included in trust investments were $50,906 and $34,813, respectively. During the year ended December 31, 2005, purchases and sales of available for sale securities included in trust investments were $184,027 and $198,543 respectively.

The realized investment earnings recognized in the consolidated statements of operations as cemetery revenues related to these merchandise trusts were $5.0 million, $6.4 million and $6.0 million, for the years ended December 31, 2004, 2005 and 2006, respectively.

Funeral Home—Prearranged funeral home services provide for future funeral home services generally determined by prices prevailing at the time that the contract is signed. A portion of the payments made under funeral home pre-need contracts is placed in funeral trusts. Amounts used to defray the initial cost of administration are not placed in trust. The balance of the amounts in the trusts totaled approximately $1.6 million at December 31, 2005 and approximately $1.8 million at December 31, 2006 and is included within the merchandise trusts above. Funeral trust principal, together with investment earnings retained in trust, are deferred until the service is performed. Upon performance of the contracted funeral home service, the Company recognizes the funeral trust principal amount together with the accumulated trust earnings as funeral home revenues.

7.    PERPETUAL CARE TRUSTS.

At December 31, 2005 the cost and market value associated with the assets held in perpetual care trust were as follows:

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

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at December 31, 2005 held in perpetual care trusts is presented below:

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Fixed maturities:
U.S. Government and federal agency	$2,548	$43	$878	$26	$3,426	$69
U.S. State and local government agency	489	2	496	11	985	13
Corporate debt securities	6,384	192	2,793	79	9,177	271
Other debt securities	27,431	300	—	—	27,431	300

Total fixed maturities	36,852	537	4,167	116	41,019	653

Equity Securities	9,559	331	44	1	9,603	332

Total	$46,411	$868	$4,211	$117	$50,622	$985

At December 31, 2006 the cost and market value associated with the assets held in perpetual care trust were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
	(In Thousands)
Short-term investment	$18,092	$—	$—	$18,092
Fixed maturities:
U.S. Government and federal agency	6,239	19	(45)	6,213
U.S. State and local government agency	5,082	22	(20)	5,084
Corporate debt securities	14,796	337	(67)	15,066
Other debt securities	73,471	1,857	(84)	75,244

Total fixed maturities	99,588	2,235	(216)	101,607

Equity Securities	43,966	5,082	(116)	48,932

Total	$161,646	$7,317	$(332)	$168,631

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at December 31, 2006 held in perpetual care trusts is presented below:

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Fixed maturities:
U.S. Government and federal agency	$1,243	$21	$1,219	$24	$2,462	$45
U.S. State and local government agency	2,167	12	304	8	2,471	20
Corporate debt securities	3,032	32	2,583	35	5,615	67
Other debt securities	18,724	84	—	—	18,724	84

Total fixed maturities	25,166	149	4,106	67	29,272	216

Equity Securities	1,307	14	4,024	102	5,331	116

Total	$26,473	$163	$8,130	$169	$34,603	$332

The Company considers various factors when considering if a decline in fair value of an asset is other than temporary, including but not limited to the length of time and magnitude of the unrealized loss; the volatility of the investment; the credit ratings of the issuers of the investments; and the Company’s intentions to sell or ability to hold the investments. At December 31, 2006 the Company has concluded that the declines in the fair values of the Company’s investments in fixed maturities and equity securities held in perpetual care trusts are temporary.

The Company deposited $5,144 and $4,315 into and withdrew $7,828 and $7,315 from the trusts during the year ended December 31, 2006 and December 31, 2005, respectively.

During the year ended December 31, 2006, purchases and sales of available for sale securities included in trust investments were $55,261 and $42,004, respectively. During the nine months ended December 31, 2005, purchases and sales of available for sale securities included in trust investments were $59,361 and $63,247, respectively.

The Company recorded income from perpetual care trusts of $7.2 million, $7.7 million and $9.5 million for the years ended December 31, 2004, 2005 and 2006, respectively. This income is classified as cemetery revenues in the consolidated statements of operations.

8.    LONG-TERM DEBT

The following is a summary of debt outstanding at:

	December 31,
	2005	2006
	(In Thousands)
Vehicle Financing	$—	$50
Insurance premium financing, due in installments through September 2007 (4.75%)	437	433
Covenants not to compete due through August 2007 (non-interest bearing)	258	59
Acquisition Credit Line, due September 2009 (interest rate—Libor + 3.5%)	5,250	15,550
Revolving Credit Line, due September 2009 (interest rate—Libor + 3.5%)	1,000	7,400
Senior secured notes, due 2009 (interest rate—7.66%)	80,000	80,000

Total	86,945	103,492
Less current portion	641	1,388

Long-term portion	$86,304	$102,104

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

On September 20, 2004, concurrent with the closing of the Partnership’s initial public offering, StoneMor LLC entered into a new $35.0 million credit facility with a group of banks. This credit facility consists of a $12.5 million revolving credit line and a $22.5 million acquisition line of credit. Borrowings under the revolving credit line were due and payable on September 20, 2007, and borrowings under the acquisition line of credit were due and payable on September 20, 2008. On September 28, 2006, the Company entered into a second amendment of the credit facility which extended the due date on both lines of credit to September 20, 2009. Depending on the type of loan, this credit facility bears interest at the Base Rate or the Eurodollar Rate, plus applicable margins ranging from 0.00% to 1% and 2.5% to 3.5% per annum, respectively, depending on our ratio of total debt to consolidated EBIDTA, as defined. The Base Rate is the higher of the federal funds rate plus 0.05% or the prime rate announced by Fleet National Bank, a Bank of America Company. The Eurodollar Rate is to be determined by the administrative agent according to the credit facility. As of December 31, 2006, we had outstanding borrowings of $7.4 million under our revolving credit line and $15.6 million outstanding under our acquisition line of credit.

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

The agreements governing the revolving credit facility, the acquisition line of credit and the senior secured notes contain restrictive covenants that, among other things, prohibit distributions upon defined events of default, restrict investments and sales of assets and require us to maintain certain financial covenants, including specified financial ratios. As of December 31, 2006, the Company was in compliance with all debt covenants.

In September 2004, the remaining deferred financing cost associated with the previous outstanding debt was expensed in the amount of $3.9 million. Deferred financing cost relating to our credit facility and senior secured notes totaled approximately $1.2 million at December 31, 2006.

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

Management periodically evaluates all evidence, both positive and negative, in determining whether a valuation allowance to reduce the carrying value of deferred tax assets is still needed. In 2006, it concluded, based on the projected allocations of taxable income, the Partnership’s corporate subsidiaries, will more likely than not realize a partial benefit from its deferred tax assets and loss carryforwards. Ultimate realization of the deferred tax asset is dependent upon, among other factors, the Partnership’s corporate subsidiaries’ ability to generate sufficient taxable income within the carryforward periods and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used.

Components of the income tax provision (benefit) applicable to continuing operations for federal and state taxes are as follows:

	Year Ended December 31,
	2004	2005	2006
	(in thousands)
Taxes Payable:
Federal	$98	$1,250	$989
State	839	587	438

Total	937	1,837	1,427
Deferred Income Taxes (Benefit):
Federal	(1,239)	—	—
State	(176)	—	—

Total	(1,415)	—	—

Total tax (benefit)	$(478)	$1,837	$1,427

The difference between the statutory federal income tax and our effective income tax is summarized as follows:

	Year Ended December 31,
	2004	2005	2006
Computed tax provision at the applicable statutory income tax rate	$(1,441)	$2,074	$1,563
State and local taxes net of federal income tax benefit	663	381	285
Tax exempt (income) loss	296	217	(538)
Acquisition Interest	(224)	—	—
Change in valuation allowance	14,599	1,304	2,837
Change in deferred taxes due to conversion to partnership	(13,747)	—	—
Partnership earnings not subject to tax	(624)	(2,532)	(2,687)
Other	—	393	(33)

Income taxes (benefit)	$(478)	$1,837	$1,427

Deferred tax assets and liabilities result from the following (in thousands):

	December 31,
	2005	2006
	(in thousands)
Deferred tax assets:
Property plant and equipment	$—	$142
Deferred revenue	5,399	3,995
Prepaid expenses	1,798	2,506
State net operating loss	2,733	5,705
Federal net operating loss	12,375	13,208
Alternative minimum tax credit	63	36
FAS 115 adjustment	743	—
Valuation allowance	(19,373)	(16,212)

Total deferred tax assets	3,738	9,380
Deferred tax liabilities:
Property plant and equipment	381	—
FAS 115 Adjustment	—	1,715
Deferred cost adjustment	2,193	1,977
Acquisition	1,164	5,688

Total deferred tax liabilities	3,738	9,380

Net deferred tax liabilities	$—	$—

We had available, at December 31, 2006, approximately $36,000 of alternative minimum tax credit carryforwards, which are available indefinitely, and $40.9 million of federal net operating loss carryforwards, which will begin to expire in 2019 and $74.2 in state net operating losses which will begin to expire in 2006.

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

At December 31, 2005 and December 31, 2006, deferred cemetery revenues, net, consisted of the following:

	December 31,
	2005	2006
	(In Thousands)
Deferred cemetery revenue	$135,457	$149,327
Deferred merchandise trust revenue	22,008	27,422
Deferred pre-acquisition margin	30,216	41,954
Deferred cost of good sold	(20,646)	(22,600)

Deferred cemetery revenue, net	$167,035	$196,103

Deferred selling and obtaining costs	$30,360	$33,478

11.    STOCK PURCHASE PROGRAM

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

Our general partner has adopted the StoneMor Partners L.P. Long-Term Incentive Plan (LTIP) for its employees, consultants and directors, who perform services for us. The long-term incentive plan permits the grant of awards covering an aggregate of 624,000 common units in the form of unit options, unit appreciation rights, restricted units and phantom units. The compensation committee of our general partner’s board of directors administers the plan. The plan will continue in effect until the earliest of (i) the date determined by the board of directors of our general partner; (ii) the date that common units are no longer available for payment of awards under the plan; or (iii) the tenth anniversary of the plan.

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

As of December 31, 2006, 381,779 restricted phantom units had been granted under the plan, 360,560 of which vest in direct proportion to the conversion of subordinated units into common units in accordance to the provision of the Partnership Agreement. The additional 21,279 units issued to certain members of our board of directors as compensation for serving on the board are fully vested at issuance.

The following table sets forth the LTIP restricted phantom unit activity for the periods indicated:

	Years Ended December 31,
	2004	2005	2006
Outstanding, beginning of period	—	—	—
Granted (1)	—	—	381,779
Matured	—	—	—
Forfeited	—	—	—

Outstanding, end of period	—	—	381,779

Non-cash compensation expense recognized (in thousands)	$—	$—	$1,184

(1)	The weighted average price for phantom unit awards on the date of grant $21.22 for awards granted for the year ended December 31,2006. There were no units awarded for the years ended December 31, 2004 and December 31, 2005.

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

In 2006, the Company began awarding UARs. The compensation expense is the fair value on the date of grant, recognized over the vesting period. The fair value for these awards was estimated using the Black-Scholes-Merton valuation model and follows the provisions of SFAS No. 123R. The Company used historical data and other pertinent information to estimate the expected volatility for the term of the award and the outstanding period of the award for separate groups of employees that had similar historical exercise behavior. The risk free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant. The weighted-average fair value of unit appreciation rights granted during the year ended December 31, 2006 was $2.47. Pursuant to SFAS 123R, the fair value is amortized to expense ratably over the vesting period.

A summary of unit appreciation rights activity for the year ended December 31, 2006 follows:

Year Ended December 31, 2006
	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Fair Value Price Per Share
Outstanding at beginning of year	—	—	—
Granted	120,000	$24.14	$2.47
Exercised	—	—	—
Forfeited	—	—	—

Outstanding at end of year	120,000	$24.14	$2.47

Exercisable at end of year	—	$—	$—

The following table summarizes information about unit appreciation rights outstanding as of December 31, 2006:

	Unit Appreciation Rights Outstanding				Unit Appreciation Rights Exercisable
Range of Exercise Prices Per Unit	Number Outstanding	Weighted- Average Remaining Contractual Term (in years)	Weighted- Average Exercise Price Per Unit	Aggregate Intrinsic Value	Number Exercisable	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price Per Unit	Aggregate Intrinsic Value
$ 24.14	120,000	3.53	$24.14	$296,400	0	3.53	$24.14	$—

The fair value of each unit appreciation right granted is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

December 31, 2006
Expected dividend yield	7.90%
Risk-free interest rate	4.50%
Expected volatility	24.20%
Expected life (in years)	3.53

As of December 31, 2006, there was approximately $268,000 of unrecognized compensation cost related to nonvested unit appreciation rights. Such cost is expected to be recognized over a weighted-average period of 2.75 years. Total compensation expense (income) for unit appreciation rights was $28,000, for the year ended December 31, 2006.

13.    COMMITMENTS AND CONTINGENCIES

Legal—The Company is party to legal proceedings in the ordinary course of its business but does not expect the outcome of any proceedings, individually or in the aggregate, to have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Leases—At December 31, 2005 and 2006, the Company was committed to operating lease payments for premises, automobiles and office equipment under various operating leases with initial terms ranging from one to five years and options to renew at varying terms. Expenses under operating leases were $0.6 million for the year ended December 31, 2005 and 2006.

At December 31, 2006, operating leases will result in future payments in the following approximate amounts (in thousands):

(in thousands)
2007	$595
2008	572
2009	549
2010	434
2011	389
Thereafter	876

Total	$3,415

Employment Agreements—The Company has employment agreements with four of its’ senior executives which are annually renewable.

Tax Indemnification— CFSI LLC has agreed to indemnify us for all federal, state and local income tax liabilities attributable to the operation of the assets contributed by CFSI LLC to us prior to the closing of the public offering. CFSI LLC has also agreed to indemnify us against additional income tax liabilities, if any, that arise from the consummation of the transactions related to our formation in excess of those believed to result at the time of the closing of our initial public offering. We estimate that $600,000 of state income taxes and no federal income taxes will be due as a result of these formation transactions. CFSI LLC has also agreed to indemnify us against the increase in income tax liabilities of our corporate subsidiaries resulting from any reduction or elimination of our net operating losses to the extent those net operating losses are used to offset any income tax gain or income resulting from the prior operation of the assets of CFSI LLC contributed to us, or from our formation transactions in excess of such gain or income believed to result at the time of the closing of the initial public offering. Until all of its indemnification obligations under the omnibus agreement have been satisfied in full, CFSI LLC is subject to limitations on its ability to dispose of or encumber its interest in our general partner or the common units or subordinated units held by it (except upon a redemption of common units by the partnership upon any exercise of the underwriters’ over-allotment option) and will also be prohibited from incurring any indebtedness or other liability. CFSI LLC is also subject to certain limitations on its ability to transfer its interest in our general partner or the common units or subordinated units held by it if the effect of the proposed transfer would trigger an “ownership change” under the Internal Revenue Code that would limit our ability to use our federal net operating loss carryovers.

14.    RELATED PARTY TRANSACTIONS

Cornerstone Family Services was party to an agreement with its majority shareholder, whereby the majority shareholder provided various services to the Company. The agreement required minimum yearly payments of

$0.5 million plus certain out of pocket expenses. The Company expensed $0.4 for the year ended December 31, 2004 as a result of this agreement. The agreement was terminated on September 20, 2004, the date of the Company’s initial public offering.

15.    SUBSEQUENT EVENTS

On February 14, 2007, the Company paid a distribution to the common and subordinated unitholders of record as of the close of business on February 2, 2007, in the amount of $0.5 per unit totaling approximately $4.6 million.

On February 28, 2007, we terminated one of the management contracts under which we operate one of our locations. The Company consolidates this location in accordance with FIN 46R (see Note 1.). As of this date we are no longer operating under the terms and conditions of the agreement and will discontinue consolidating this entity. In February 2007, we evaluated our investment for recoverability and have determined that we recorded a non-cash charge of approximately $1.0 million related to this transaction. For the years ended December 31, 2004, 2005 and 2006 we received $190,527, $164,930 and $53,586 in net management fees from this location.

16.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following summarizes certain quarterly results of operations:

	March 31		June 30		September 30		December 31
	(in thousands, except per unit amounts)
	As Previously Reported	As Restated (2)	As Previously Reported	As Restated (2)	As Previously Reported	As Restated (2)	As Previously Reported	As Restated (2)
Fiscal 2005
Revenues	$20,966	$21,135	$25,228	$25,729	$24,821	$25,084	$28,710	$28,712
Gross Profit (1)	$5,184	$5,304	$6,741	$7,062	$6,692	$6,865	$6,693	$6,694
Net Earnings (Loss)	$668	$788	$1,352	$1,673	$656	$829	$1,414	$1,415
General partners’ interest in net income for the period	$13	$16	$26	$33	$14	$15	$29	$30
Limited partners’ interest in net income for the period
Common	$327	$386	$663	$820	$321	$404	$704	$708
Subordinated	$327	$386	$663	$820	$321	$404	$682	$683
Net Income per Common Unit
Basic	$.08	$.09	$.16	$.20	$.07	$.09	$.16	$.16
Diluted	$.08	$.09	$.16	$.20	$.07	$.09	$.16	$.16

	Three Months Ended
	March 31	June 30	September 30		December 31
	(in thousands, except per unit amounts)
	As Reported	As Reported	As Previously Reported	As Restated (3)
Fiscal 2006
Revenues	$26,652	$28,292	$26,785	$26,906	$33,263
Gross Profit (1)	$6,336	$7,195	$6,789	$6,906	$8,536
Net Earnings (Loss)	$941	$1,080	$1,059	$1,176	$(157)
General partners’ interest in net income for the period	$19	$22	$21	$24	$(4)
Limited partners’ interest in net income for the period
Common	$476	$546	$536	$595	$(79)
Subordinated	$446	$512	$502	$557	$(74)
Net Income per Common Unit
Basic	$.11	$.12	$.12	$.13	$(.02)
Diluted	$.11	$.12	$.12	$.13	$(.02)

(1)	The Company defines Gross Profit as cemetery sales less cost of goods sold and selling expenses.
(2)	See Note 2 to the consolidated financial statements.
(3)	Subsequent to the issuance of the Company’s interim condensed consolidated financial statements for the period ended September 30, 2006, the Company discovered a lack of functionality in its automated systems relating to revenue recognition from the installation of the pre-need burial vaults, the company determined that it had not recognized revenue on some of the pre-need burial vaults that had been installed in the ground during the three months ended September 30, 2006. Even though the Audit Committee of the Company’s Board of Directors determined this adjustment not to be material, the Company is restating its interim Consolidated Financial Statements as of September 30, 2006.

17.    ACQUISITIONS

On September 30, 2006 the Company acquired 21 cemeteries and 14 funeral homes from Service Corporation International (NYSE: SCI), joined by certain of its direct and indirect subsidiary entities for $11.8 million in the aggregate. The results of the operations of these acquired cemeteries and funeral homes have been included in the consolidated financial statements since that date. StoneMor paid $5.9 million in cash in the aggregate and 275,046 StoneMor Limited Partner units, representing the additional $5.9 million. The value of the StoneMor Limited Partner units issued was determined based on the closing price of the Company’s units on The NASDAQ Global Market for the second business day immediately preceding September 28, 2006. Including the acquisition transaction costs, the transaction was valued at $15.7 million for accounting purposes.

We acquired two additional cemeteries during the fourth quarter of 2006 with an aggregate purchase price of approximately $1.3 million.

The following table summarizes the estimated fair values (in thousands) of the assets acquired and liabilities assumed as of the acquisition dates. StoneMor is in the process of finalizing the allocation of the purchase price; thus, the allocation shown below is preliminary and subject to further refinement.

Assets acquired
Long-term accounts receivable, net of allowance	$4,022
Cemetery property	8,473
Property and equipment	4,444
Merchandise trust funds, restricted at fair value	25,772

Total assets acquired	42,711

Liabilities assumed
Deferred margin	13,012
Deferred interest	628
Merchandise liability	12,010

Total liabilities assumed	25,650

Net assets acquired	$17,061

The following unaudited pro forma information presents a summary of results of operations of StoneMor and the acquired cemeteries and funeral homes as if the acquisitions had occurred January 1, 2005.

	Year ended December 31,
	2005	2006
	(unaudited)	(unaudited)
	(in thousands, except per unit)
Revenues	$129,874	$128,010
Net Income	2,418	3,704
Net Income per limited partner unit (basic and diluted) (1)	.28	.41

(1)	StoneMor Partners L.P. became a public entity on September 20, 2004 therefore per unit data is not available for the year ended December 31, 2004.

The unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments such as decreased cost of goods sold related to the step-down in the basis of the cemetery property acquired and increased acquisition on the acquisition debt. They do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect on January 1, 2006 or of future results of operations of the locations.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We identified the following material weakness in our assessment of the effectiveness of internal control over financial reporting as of December 31, 2006:

•

The Company did not design and implement adequate controls related to the recognition of revenue from pre-need burial vaults. Specifically, revenue should be recognized once vaults are installed and management did not have controls in place to ensure that such revenue was recognized once the vault had been installed.

This weakness resulted in the restatement of previously issued financial statements and material audit adjustments that were necessary to present the 2005 and third quarter 2006 financial statements in accordance with generally accepted accounting principles.

Because of this material weakness, we have concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2006 based on the criteria in the Internal Control-Integrated Framework issued by the COSO. Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm as stated in their report which appears herein.

Plan for Remediation

To remediate the material weakness related to the unrecognized revenue from pre-need burial vaults, the Company has made changes to its automated revenue recognition systems which capture revenue recognition events that were previously excluded.

The Company’s management believes that the procedures described above will serve to remediate the material weakness identified once implemented and operating effectively.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s last fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of StoneMor GP LLC and Unitholders of StoneMor Partners L.P.

Bristol, Pennsylvania

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that StoneMor Partners LLP (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weakness identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: the Company did not design and implement adequate controls related to the recognition of revenues from pre-need burial vaults. Due to (1) the material adjustments identified in the year-end 2005 and third quarter 2006 financial statements and (2) the significance of the deficiencies in the preparation of reliable financial statements, there is a more than remote likelihood that a material misstatement of the interim and annual financial statements would not have been prevented or detected. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2006, of the Company and this report does not affect our report on such financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006, of the Company and our report dated March 16, 2007 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the restatement of the Company’s 2005 consolidated financial statements.

Philadelphia, Pennsylvania

March 16, 2007

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

Directors and Executive Officers of StoneMor GP LLC

The following table shows information regarding the directors and executive officers of our general partner. Directors are elected for one-year terms.

Name	Age	Positions with Stonemor GP LLC
Lawrence Miller (1)	58	Chief Executive Officer, President and Chairman of the Board
William R. Shane (1)	60	Executive Vice President, Chief Financial Officer and Director
Michael L. Stache	55	Senior Vice President and Chief Operating Officer
Robert Stache	58	Senior Vice President—Sales
Gregg Strom	64	Vice President—Business Development
Paul Waimberg	49	Vice President—Finance
Allen R. Freedman	66	Director
Peter K. Grunebaum	73	Director
Robert B. Hellman, Jr.	47	Director
Martin R. Lautman, Ph.D.	60	Director
Fenton R. Talbott	65	Director
Jeffrey A. Zawadsky	36	Director
Howard L. Carver	62	Director

(1)	The Amended and Restated Limited Liability Company Agreement of our general partner, or the GP LLC Agreement, specifies that, so long as Mr. Miller serves as Chief Executive Officer of our general partner, he shall also serve as a director of our general partner and, so long as Mr. Shane serves as Chief Financial Officer of our general partner, he shall also serve as a director of our general partner.

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

Howard L. Carver has served on our Board of Directors since August 2005. Mr. Carver retired in June 2002 from Ernst & Young. During his 35-year career with the firm, Mr. Carver held a variety of positions in six U.S. offices, culminating with the position of managing partner responsible for the operation of the Hartford, Connecticut office. Since June 2002, Mr. Carver has served on the boards of directors of Assurant, Inc. (formerly Fortis, Inc.) and Phoenix National Trust Company (until its sale in April 2004) and has been the chair of the Audit Committee for both boards. Since September 2004, Mr. Carver has served on the board of directors of Open Solutions, Inc. and is the chair of that company’s Audit Committee (until January 23, 2007 when Open Solutions, Inc was sold).

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

Board Meetings and Committees

From January 1, 2006 to December 31, 2006, the Board of Directors of our general partner held four meetings. All directors then in office attended all of these meetings, either in person or by teleconference. We have standing Audit, Conflicts, Trust and Compliance, and Nominating, Compensation and Corporate Governance Committees of the Board of Directors of our general partner. The Board of Directors of our general partner appoints the members of such committees. The Audit Committee has a written charter approved by the board and which is posted on our website at www.stonemor.com under the “Investor Relations” section. The current members of the committees, the number of meetings held by each committee from January 1, 2006 to December 31, 2006, and a brief description of the functions performed by each committee are set forth below:

Audit Committee (14 meetings).    The members of the Audit Committee are Messrs. Freedman (Chairman), Grunebaum and Carver. Messrs. Freedman and Grunebaum, attended all meetings of the Audit Committee for the period noted above. Mr. Carver attended all meetings that were held during his tenure on the board. The primary responsibilities of the Audit Committee are to assist the Board of Directors in its general oversight of our financial reporting, internal controls and audit functions, and it is directly responsible for the appointment, retention, compensation and oversight of the work of our independent auditors. Messrs. Freedman, Carver and Grunebaum each qualify as “independent” under applicable standards established by the SEC and Nasdaq for members of audit committees.

In addition, the Audit Committee includes at least one member who is determined by the Board of Directors to meet the qualifications of an “audit committee financial expert” in accordance with SEC rules, including that the person meets the relevant definition of an “independent” director. Mr. Freedman is the independent director who has been determined to be an audit committee financial expert. Unitholders should understand that this designation is a disclosure requirement of the SEC related to Mr. Freedman’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose on Mr. Freedman any duties, obligations or liability that are greater than are generally imposed on him as a member of the Audit Committee and Board of Directors, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or Board of Directors. Our audit committee met a disproportional number of times due to the resolution of the material weakness we discovered during the audit of our 2005 financial statements.

Conflicts Committee (2 meetings).    The members of the Conflicts Committee are Messrs. Freedman (Chairman), Carver and Grunebaum. The primary responsibility of the Conflicts Committee is to review matters that the directors believe may involve conflicts of interest. The Conflicts Committee determines if the resolution of the conflict of interest is fair and reasonable to us. The members of the Conflicts Committee may not be officers or employees of our general partner or directors, officers, or employees of its affiliates and must meet the independence standards to serve on an audit committee of a board of directors established by Nasdaq and certain other requirements. Any matters approved by the Conflicts Committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners, and not a breach by our general partner of any duties it may owe us or our unitholders.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Our general partner’s directors, officers and beneficial owners of more than 10 percent of a registered class of our equity securities are required to file reports of ownership and reports of changes in ownership with the SEC. Directors, officers and beneficial owners of more than 10% of our equity securities are also required to furnish us with copies of all such reports that are filed. Based on our review of copies of such forms and amendments, we believe that all of our directors, executive officers and greater than 10% beneficial owners complied with all filing requirements under Section 16(a) of the Exchange Act, except through inadvertence, during the year ended December 31, 2006.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Our Compensation Process

Our business is managed by the directors, officers and employees of StonMor GP LLC, our general partner. We have no employees of our own. Accordingly, all decisions relating to compensation of the executive officers and directors of our general partner and our executive officers are made by the board of directors of our general partner, which we refer to as the board. The compensation, nominating and governance committee of the board, which we refer to as the compensation committee, is responsible for making recommendations to the board regarding the compensation of executive officers and for overseeing all executive officer compensation programs, plans and policies, including those involving the issuance of equity securities.

Our general partner does not receive any management fee or other compensation for managing our business, but is reimbursed by us for all expenses incurred on our behalf. These expenses include all expenses necessary or appropriate to the conduct of our business and allocable to us. The partnership agreement provides that our general partner will determine in good faith the expenses that are allocable to us. All items of cash compensation reflected in the tables below were incurred on our behalf by our general partner and reimbursed by us.

Objectives and Overview of Our Compensation Programs

Our compensation programs are designed by the board and compensation committee to attract and retain high quality executive officers, to motivate them to achieve our business goals and to maximize the value of our unitholders’ investment by aligning the interests of our executive officers with the interests of our unitholders. Our business goals are to increase our revenues, profits and cash distributions from existing operations, facilitate our growth through acquisitions, promote a cohesive team effort and provide a workplace environment that fosters compliance with the laws and regulations applicable to our business. Our compensation programs include short-term elements, such as annual base salary and annual incentive cash bonus, as well as longer term elements such as equity based awards. Our executive officers also receive health, disability and life insurance benefits and automobile allowances, and are entitled to defer a portion of their compensation pursuant to our 401(k) retirement plan. We do not match any contributions under that plan.

Our general partner has entered into written employment agreements with four of our executive officers, Messrs. Miller, Shane, M. Stache and R. Stache. Each agreement is for an initial term of one-year and automatically extends for successive one year terms unless either party gives a 90 day written notice of non-renewal.

How the Elements of Our Executive Compensation Program Further Our Business Goals

The primary elements of our executive compensation program are described below. We have no formula for allocating between long or short-term compensation, cash or non-cash compensation, or among different forms of non-cash compensation, all of which allocations are determined in the discretion of the board and compensation committee.

Base Salary.    Base salary is the guaranteed element of our executive officers’ compensation. The amount of base salary reflects the subjective assessment of the compensation committee and board, taking into consideration, the experience of the executive, the competitive market for similarly skilled executives, the complexity of the executive’s job, and our size, financial capabilities and business goals.

Annual Cash Incentive Bonus.    Our annual cash incentive bonus program is designed to motivate our executives to achieve our short-term earnings growth and cash distribution goals. For 2006, our goal was to exceed a pre-determined level of earnings before depreciation interest, taxes and amortization, or EBITDA. The amount earned under this program by each of our executive officers named in the Summary Compensation Table is set forth under the caption “Non-Equity Incentive Plan Compensation” in that table. The aggregate bonus available for our executive officers in 2006 was allocated in proportion to their base salaries. The minimum EBITDA goal, the other elements of our annual cash incentive bonus program and the identity of the participants in the program were determined in the discretion of the board and compensation committee, after considering the recommendations of our chief executive officer.

Long- Term Incentive Plan.    Awards under our long-term incentive plan are designed to motivate our executives to remain employed by us for a sufficient period of time to achieve our longer term business goals and increase unitholder values. Unvested awards under our long-term incentive plan are forfeited if employment terminates for any reason other than a change of control, death, permanent disability or retirement at age 65, or other age approved by the compensation committee. The grant of awards under our long-term incentive plan are made at the discretion of the board after considering recommendations of the compensation committee and our chief executive officer.

In 2006, the awards under our long-term incentive plan made to our executive officers were awards of restricted phantom units or unit appreciation rights, the vesting of which is dependent upon achievement of performance goals relating to future cash distributions made to our unitholders. In order to align the interests of our executives with the interests of all unitholders, the vesting conditions are identical to those required for the conversion of our subordinated units into common units. See Notes 2 and 3 to the Grants of Plan-Based Awards Table.

The board does not have a program, plan or practice to time grants of awards in coordination with release of material non-public information. In 2006, the grants of awards to our named executive officers were made at the same time as grants to other employees, and the timing of such awards was determined in the discretion of the board and compensation committee.

Severance Payments.    The employment agreements for each of Messrs. Miller, Shane, M. Stache and R. Stache, which were entered into in 2004, provide for severance payments in the amount of 2.5 times base salary in the event an executive’s employment is terminated by our general partner without cause or by the executive for good reason. In that circumstance, all of the executive’s unvested equity awards will vest and the executive will be entitled to the continuation of insurance benefits for an agreed period, or a cash equivalent (see “Employment Agreements”). The amount of the severance payment and other benefits provided for in the employment agreements were determined by negotiation between the board and each of the executives, and reflects the board’s belief at the time such agreements were entered into that the amounts of such payments and benefits and the circumstances under which they would be paid or provided were reasonable. We do not provide cash payments to executives that are triggered by a change of control of our company or our general partner, but upon such a change of control all of our executives’ unvested equity awards will vest.

Perquisites.    The perquisites provided to our executive officers are described in Footnote 4 to the Summary Compensation Table. All such perquisites are provided in accordance with the executives’ employment agreements, except that Mr. Strom, who does not have a written employment agreement, receives perquisites that are identical to those provided to M. Stache and R. Stache.

Executive Pay Parity.    We provide each of Messrs. Miller (our Founder, CEO, President and Chairman) and Shane (our Founder, Executive Vice President and Chief Financial Officer) with identical salaries, bonuses, long-term incentives and perquisites, and we provide each of Messrs. M. Stache (our Senior Vice President and Chief Operating Officer) and R. Stache (our Senior Vice President—Sales) with identical salaries, bonuses and long-term incentives and perquisites. The board and compensation committee believe that pay parity among similar level executives fosters team work and minimizes internal dissension.

Other Matters.    The compensation committee and board did not engage outside compensation consultants for advice in 2006 but did consider available comparable company data in making compensation related decisions in 2006. The board has not established a policy for the adjustment of any compensation award or payment if the relevant performance measures on which they are based are restated or adjusted. The board has not established any security ownership guidelines for executive officers and did not consider the existing equity ownership levels of recipients or prior fully vested awards in making awards for 2006. The board considered the impact of accounting and tax treatments to us and the recipients in granting awards in 2006 under our long-term incentive plan.

COMPENSATION COMMITTEE REPORT

The Compensation, Nominating and Governance Committee of the board of directors of our general partner has reviewed and discussed with management the Compensation Discussion and Analysis for the year ended December 31, 2006. Based on such reviews and discussions, the Committee recommended to the Board that the Compensation Discussion and Analysis be included in this annual report as Form 10-K for filing with the SEC.

By the Committee.

Fenton R. Talbott, Chairman

Robert B. Hellman, Jr.

Martin R. Lautman

SUMMARY COMPENSATION TABLE

The following table includes information for 2006 with respect to our chief executive officer, our chief financial officer and our three other most highly compensated executive officers

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards (2) ($)	Option Awards (2) ($)	Non-Equity Incentive Plan Compensa- tion (3) ($)	Non- qualified Deferred Compensa- tion Earnings	All Other Compensa- tion (4) ($)	Total ($)
Lawrence Miller, Chief Executive Officer, President and Chairman of the Board	2006	$364,000	(5)	(1)	$125,022	—	$258,289	—	$13,200	$760,511	(6)

William R. Shane, Executive Vice President, Chief Financial Officer and Director	2006	$364,000	(5)	(1)	$125,022	—	$258,289	—	$13,200	$760,511	(6)

Michael L. Stache, Senior Vice President and Chief Operating Officer	2006	$260,000	(5)	$29,790	$90,463	—	$111,032	—	$12,000	$503,285	(6)

Robert Stache, Senior Vice President—Sales	2006	$260,000	(5)	$29,790	$90,463	—	$111,032	—	$12,000	$503,285	(6)

Gregg Strom, Vice President—Business Development	2006	$225,312		$69,510	$24,395	$2,366	—	—	$12,000	$333,583	(6)

(1)	No bonus was paid in 2006 except as part of our non-equity incentive plan.
(2)	A discussion of the assumptions used in calculating these values may be found in Note 12 to our 2006 Consolidated Financial Statements.
(3)	Non-equity incentive compensation is payable pursuant to our annual cash incentive bonus program, which provides that certain of our employees, including the named executive officers, will be paid a bonus if our EBITDA exceeds a goal established by the board. For purposes of our annual cash incentive bonus program, we use internally generated non-GAAP financial information which is not derived from our audited consolidated financial statements.
(4)	Amount of car allowance.
(5)	Base salary is payable pursuant to the terms of an employment agreement effective as of September 20, 2004. (See “Employment Agreements”).
(6)	For information regarding cash distributions that may be received by our named executive officers by reason of their ownership interests in our general partner or its affiliates see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

GRANTS OF PLAN-BASED AWARDS

The following table sets forth information for 2006 with respect to grants of restricted phantom units and unit appreciation rights made under our long-term incentive plan to our chief executive officer, our chief financial officer and our three other most highly compensated executive officers

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards				All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Stock Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh) ($)	Closing Price of Common Stock Units on Date of Grant ($)	Grant Date Fair Value of Stock and Option Awards (1)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum (#)
Lawrence Miller	11/8/2006	—	—	—	—	—	61,500 Units	(2)	—	—		—	—	$1,305,030
William R. Shane	11/8/2006	—	—	—	—	—	61,500 Units	(2)	—	—		—	—	$1,305,030
Michael L. Stache	11/8/2006	—	—	—	—	—	44,500 Units	(2)	—	—		—	—	$944,290
Robert Stache	11/8/2006	—	—	—	—	—	44,500 Units	(2)	—	—		—	—	$944,290
Gregg Strom	11/8/2006	—	—	—	—	—	12,000 Units	(2)	—	—		—		$254,640
Gregg Strom	11/27/2006	—	—	—	—	—	—		—	10,000 UARs	(3)	$24.14	$23.40	$24,700

(1)	A discussion of the assumptives used in calculating these values may be found in Note 12 to our 2006 Consolidated Financial Statements.
(2)	Pursuant to key employee restricted unit agreements entered into under our long-term incentive plan (see “Long-Term Incentive Plan”), on November 8, 2006, Messrs. Miller and Shane each received 61,500 phantom units, of which 21,500 units are time vested and 40,000 are performance vested, Messrs. M. Stache and R. Stache each received 44,500 phantom units, of which 16,500 units are time vested and 28,000 are performance vested, and Mr. Strom received 12,000 phantom units, of which 5,000 are time vested and 7,000 are performance vested. Time vested units vest at a percentage rate which is equal to the smaller of (i) the percentage of our outstanding subordinated units which have converted into our common units on a one-for-one basis under Section 5.8 of our partnership agreement (see Item 5, “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”—“Cash Distribution Policy”—“Subordination Period”), or (ii) the percentage which is equal to a fraction, the numerator of which is the number of months which have elapsed since September 20, 2004, and the denominator of which is 48. Performance units vest at a percentage rate which is equal to the percentage of our outstanding subordinated units which have converted into our common units on a one-for-one basis under Section 5.8 of our partnership agreement. All phantom units vest on a change of control as defined in our long-term incentive plan (see “Long-Term Incentive Plan”). Distributions with respect to phantom units will be made in common units, except that the board may elect to make such distributions in cash.
(3)	Pursuant to a unit appreciation rights agreement entered into under our long-term incentive plan, on November 27, 2006, Mr. Strom was granted 10,000 performance vested unit appreciation rights. The UARs entitle him to receive, in our whole common units, the excess of the fair market value of the common unit on the exercise date over the base exercise price of $24.14, which was the last trading price according to Yahoo.Finance.com of a common unit immediately preceding the grant. Performance vested UARs vest at a percentage rate equal to the percentage of our outstanding subordinated units which have converted into our common units on a one-for-one basis under our partnership agreement. All of the UARs vest on a change of control as defined in the long-term incentive plan.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information with respect to outstanding equity awards at December 31, 2006 for our chief executive officer, our chief financial officer and our three other most highly compensated executive officers

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(1)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
Lawrence	—	—	—		—	—		—	—
Miller										61,500	$1,538,115
William R.	—	—	—		—	—		—	—
Shane										61,500	$1,538,115
Michael L.	—	—	—		—	—		—	—
Stache										44,500	$1,112,945
Robert Stache	—	—	—		—	—		—	—	44,500	$1,112,945
Gregg Strom	—	—	—		—	—		—	—	12,000	$300,120
Gregg Strom	—	—	$10,000	(3)	24.14	11/27/11	(4)	—	—	—

(1)	See Note 2 to the Grants of Plan-Based Awards Table.
(2)	The value set forth in this column has been computed by multiplying the closing price of a common unit on December 31, 2006 by the number of unvested units.
(3)	See Note 3 to the Grant of Plan-Based Awards Table.
(4)	The expiration date will be extended for an additional two years if UARs are not fully vested by November 27, 2011.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

The following table describes the potential payments and benefits under our employment agreements and agreements relating to awards granted under our long-term incentive plan to which the named executive officers would be entitled upon termination of employment if we terminated their employment without cause or if the executive terminates for good reason, assuming the termination took place on December 31, 2006. A change of control of our general partner or of us would not trigger severance payments but would accelerate the vesting of the outstanding unvested awards granted under our long-term incentive plan.

Name	Cash Severance Payment (1) ($)	Continuation of Medical/ Welfare Benefits Present Value) ($)	Acceleration and Continuation of Equity Awards (Unamortized Expense as of 12/31/06) ($)	Excise Tax Gross Up ($)	Total Termination Benefits ($)
Lawrence Miller	$910,000	$19,500	$1,390,763	—	$2,320,263
William R. Shane	$910,000	$19,500	$1,390,763	—	$2,320,263
Michael L. Stache	$650,000	$19,500	$1,006,325	—	$1,675,825
Robert Stache	$650,000	$19,500	$1,006,325	—	$1,675,825
Gregg Strom	—	—	$271,368	—	$271,368

(1)	See “Employment Agreements.”

DIRECTOR COMPENSATION

The following table sets forth compensation information for 2006 for each member of our general partner’s board of directors who is not also an executive officer. Our executive officers do not receive additional compensation for serving on the board. See Summary Compensation Table and Grants of Plan-Based Awards Table for disclosures related to our executive-officer directors, Lawrence Miller and William R. Shane.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Howard Carver (1)	$33,500	$77,126	(2)	—	—	—	—	$110,626
Allen Freedman (1)	$42,500	$78,125	(2)	—	—	—	—	$120,625
Peter Grunebaum (1)	$41,250	$77,782	(2)	—	—	—	—	$119,032
Robert B. Hellman, Jr. (3)	$25,000	—		—	—	—	—	$25,000
Martin R. Lautman	—	$78,125	(2)	—	—	—	—	$78,125
Fenton R. Talbott (1)	$44,500	$78,125	(2)	—	—	—	—	$122,625
Jeffrey Zawadsky (3)	$25,000	—		—	—	—	—	$25,000

(1)	Each of Messrs. Carver, Freedman, Grunebaum and Talbott receive an annual cash retainer of $12,500, an annual retainer in deferred restricted units of $12,500, a meeting fee of $1,000 for each meeting of the board of directors attended in person and $750 for each committee meeting attended in person, a fee of $500 for participation in each telephone board call that is greater than one hour, but less than two hours, and $1,000 for participation in each telephone board call that is two hours or more.
(2)	On November 8, 2006, each of Messrs. Carver, Freedman, Grunebaum, Lautman and Talbott were awarded 3,000 phantom units pursuant to director restricted phantom unit agreements adopted under our long-term incentive plan. In addition, each of such persons received a total of 594 phantom units in payment of the portion of their annual retainer payable in deferred restrictive units. The phantom units are credited to a mandatory deferred compensation account established for each such person. For each phantom unit in such account, we credit the account, solely in additional phantom units, an amount of distribution equivalent rights so as to provide the phantom unit holders a means of participating on a one-for-one basis in distributions made to holders of our common units. Messrs. Freedman, Lautman and Talbott each own an additional 929 phantom units, Mr. Grunebaum owns an additional 753 phantom units and Mr. Carver owns an additional 296 phantom units, in each case received in connection with their annual directors compensation for years prior to 2006. In 2006, Messrs. Freedman, Lautman and Talbott were each credited with an additional 93 phantom units, Mr. Grunebaum was credited with an additional 77 phantom units and Mr. Carver was credited with an additional 35 phantom units pursuant to their distribution equivalent rights. Payments to participants of the participant’s mandatory deferred compensation account will be made on the earlier of (i) separation of the participant from service as a director, (ii) disability, (iii) unforeseeable emergency, (iv) death, (v) change of control of our company or our general partner or (vi) the occurrence of certain other events specified in Section 409A of the Internal Revenue Code. Participants will be paid at our election in our common units or cash. See Note 12 of our Consolidated Financial Statements regarding assumptions we used underlying the valuation of equity awards. The full award date fair value of the awards received in 2006 by each director, computed in accordance with the FAS 123R, was $78,125 for each of Messrs. Freedman, Lautman and Talbott, $77,782 for Mr. Grunebaum and $77,126 for Mr. Carver. At December 31, 2006, the aggregate number of awards outstanding for each of our non-employee directors was 4,452 for each of Messrs. Freedman, Lautman and Talbott, 4,266 for Mr. Grunebaum and 3,776 for Mr. Carver.
(3)	Each of Messrs. Hellman and Zawadsky receive $25,000 in annual retainer for their services as directors.

EMPLOYMENT AGREEMENTS

The following is a summary of the material provisions of the employment agreements between our general partner and Messrs. Miller, Shane, M. Stache and R. Stache.

The employment agreements contemplate that each employee will serve as an officer of our general partner and other affiliates. Each of the employment agreements have an initial term that expires one year from the effective date, but are automatically extended for successive one-year terms unless either party gives written notice of non-renewal 90 days prior to the end of the term.

The employment agreements provide for a base annual salary of $350,000 for each of Messrs. Miller and Shane and $250,000 for each of Messrs. M. Stache and R. Stache, subject to increase in the discretion of our general partner. In addition, each employee is eligible to receive an annual bonus award based upon satisfaction of mutually agreed upon targets established by our general partner and approved by the board of directors of our general partner or the compensation committee of our general partner on or around January 31 of each year. If no targets are established, the employee may, at the discretion of our general partner, receive a bonus of up to 50% of base salary for meeting budgeted goals. The employee is also entitled to participate in other discretionary bonus or performance-based bonus programs for senior executives, as determined by the compensation committee of our general partner, including unit incentive plans adopted by our general partner.

If the employee’s employment is terminated without cause or if the employee resigns for good reason, the employee will be entitled to severance in an amount equal to the product of employee’s base salary at the time of termination or resignation and 2.5. The employment agreements define cause as (a) fraud, willful misconduct or gross negligence by the employee that materially adversary affects our reputation or the reputation of our general partner and continues after notice and, if requested by the employee, an opportunity to be heard, or (b) any chemical dependence that materially adversely affects the employee’s performance of his duties and responsibilities and for which the employee fails to undertake and maintain treatment. An employee will be deemed to have terminated his employment for good reason if, among other things, such employee resigns after the location of the principal office of our general partner is moved outside a 75-mile radius of its current location in Bristol, Pennsylvania; the employee is removed from his executive position; the employee has a material change in duties or compensation, or our general partner willfully breaches the employment agreement.

During the employee’s employment period and for one year thereafter, the employee is generally prohibited from engaging in any business that competes with us or our affiliates in areas in which we conduct business as of the date of termination. During the employee’s employment period and for two years thereafter, the employee is generally prohibited from soliciting or inducing any of our employees to terminate their employment with us or accept employment with anyone else or interfere in a similar manner with our business. The non-competition period may terminate earlier as determined by the board of directors of our general partner if (a) the employee is terminated other than for cause and (b) such termination does not occur within 30 days after a change in control. The employment agreements define a “change in control” as including (i) a bona fide sale of all or substantially all of the assets of our general partner to any person or entity other than an affiliate, (ii) a merger, reorganization, consolidation or other transaction where more than 50% of the combined voting power of the equity interests in our general partner ceases to be owned by certain persons who own such interests at the effective date of the employment agreement or (iii) the acquisition of 40% or more of the equity interests in our general partner by any person not currently part of the ownership of our general partner, except where the person is an employee benefit fund or one who effects the purchase at the request of or with the approval of the board of directors of our general partner.

LONG-TERM INCENTIVE PLAN

Our general partner has adopted the StonMor Partners L.P. Long-Term Incentive Plan for its employees, consultants and directors, who perform services for us. The long-term incentive plan permits the grant of awards covering an aggregate of 624,000 common units in the form of unit options, unit appreciation rights, restricted units and phantom units. The plan is administered by the compensation committee of our general partner’s board of directors. The plan will continue in effect until the earliest of (i) the date determined by the board of directors of our general partner; (ii) the date that common units are no longer available for payment of awards under the plan; or (iii) the tenth anniversary of the plan.

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

Restricted Units and Phantom Units.    A restricted unit is a common unit that is subject to forfeiture. Upon vesting, the grantee receives a common unit that is not subject to forfeiture. A phantom unit is a notional unit that entitles the grantee to receive a common unit upon the vesting of the phantom unit, or, in the discretion of the compensation committee, cash equivalent to the fair market value of a common unit. The compensation committee may make grants of restricted units and phantom units under the plan to employees, consultants and directors containing such terms as the compensation committee shall determine under the plan, including the period over which restricted units and phantom units granted will vest. The committee may, in its discretion, base its determination on the grantee’s period of service or upon the achievement of specified financial objectives. In addition, the restricted and phantom units will vest upon a change of control of us, or our general partner, subject to additional or contrary provisions in the award agreement.

If a grantee’s employment, consulting arrangement or membership on the board of directors terminates for any, the grantee’s restricted units and phantom units will be automatically forfeited unless, and to the extent, the compensation committee provides otherwise or unless otherwise provided in an award agreement. Common units to be delivered with respect to these awards may be common units acquired by our general partner in the open market, common units already owned by our general partner, common units acquired by our general partner directly from us or any other person or any combination of the foregoing. Our general partner will be entitled to reimbursement by us for the cost incurred in acquiring common units. If we issue new common units with respect to these awards, the total number of common units outstanding will increase.

Distributions on restricted units may be subject to the same vesting requirements as the restricted units, in the compensation committee’s discretion. The compensation committee, in its discretion, may also grant tandem distribution-equivalent rights with respect to phantom units. These are rights that entitle the grantee to receive cash equal to the case distributions made on the common units.

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

If a grantee’s employment, consulting arrangement or membership on the board of directors terminates for any reason, the grantee’s unvested options and UARs will be automatically forfeited unless, and to the extent, the compensation committee provides otherwise or unless otherwise provided in an award agreement. Upon exercise of a unit option or UAR, the general partner will acquire common units in the open market or directly from us or any other person or use common units already owned by our general partner or any combination of the foregoing. The general partner will be entitled to reimbursement by us for the difference between the cost incurred by it in acquiring these common units and proceeds it receives from a grantee at the time of exercise. Thus, the cost of the unit options and UARs above the proceeds from grantees will be borne by us. If we issue new common units upon exercise of the unit options, the total number of common units outstanding will increase, and our general partner will pay us the proceeds it received from the grantee upon exercise of the unit option.

The plan has been designed to furnish additional compensation to our employees, consultants and directors and to align their economic interests with those of common unit holders. Awards may be granted under the plan in substitution of similar awards held by individuals who become our employees, consultants or directors as a result of an acquisition. These substitute awards may have exercise prices less than the fair market value of a common unit on the date of substitution.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

None of the persons who served as members of the Compensation, Nominating and Governance Committee (Fenton R. Talbott, Robert B. Hellman, Jr. or Martin R. Lautman) in 2006 has ever been an officer or employee of our company, or has any relationship requiring disclosure under Item 404 of Regulation S-K other than as described in “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 1, 2007, the beneficial ownership of the common and subordinated units of StoneMor as of March 1, 2007 held by beneficial owners of 5% or more of the units, by directors and named executive officers of our general partner and by all directors and executive officers of our general partner as a group. Unless otherwise indicated, the address for each unitholder is c/o StoneMor Partners L.P., 155 Rittenhouse Circle, Bristol, Pennsylvania 19007. Unless otherwise indicated, the beneficial owner named in the table is deemed to have sole voting and sole dispositive power of the units set forth opposite such beneficial owner’s name.

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Total Units Beneficially Owned
CFSI LLC (1)(2) 155 Rittenhouse Circle Bristol, PA 19007	13,532	*	4,239,782	100.0%	47.1%
MDC Management Company IV, LLC (1)(2)(3)	13,532	*	4,239,782	100.0%	47.1%
525 Middlefield Road, Suite 210 Menlo Park, CA 94025
George McCown (2)(4) 525 Middlefield Road, Suite 210 Menlo Park, CA 94025	18,532	*	4,239,782	100.0%	47.1%
David De Leeuw (2)(4) 525 Middlefield Road, Suite 210 Menlo Park, CA 94025	13,532	*	4,239,782	100.0%	47.1%
McCown De Leeuw & Co. IV, L.P. and affiliated funds (1)(2)(5)	13,532	*	4,239,782	100.0%	47.1%
525 Middlefield Road, Suite 210 Menlo Park, CA 94025
Neuberger Berman, LLC 605 Third Avenue New York, NY 10158	512,004	10.7%	—	*	5.7%
Lawrence Miller	—	*	—	*	*
William R. Shane	—	*	—	*	*
Michael Stache	—	*	—	*	*
Gregg Strom	—	*	—	*	*
Robert Stache	—	*	—	*	*
Allen R. Freedman (6)	4,454	*	—	*	*
Robert B. Hellman, Jr. (4)	18,532	*	4,239,782	100.0%	47.1%
Martin R. Lautman (6)	54,454	1.1%	—	*	*
Fenton R. Talbot (6)	6,454	*	—	*	*
Jeffrey A. Zawadsky	1,000	*	—	*	*
Peter Grunebaum (6)	5,766	*	—	*	*
Howard L. Carver	3,776	*	—	*	*
All directors and executive officers as a group (12 persons)	—	*	—	*	*
	94,436	2.0%	4,239,782	100.0%	48.0%

*	Less than one percent

(1)	The GP LLC Agreement provides that the directors of our general partner will be elected by a plurality vote of Class A units in our general partner; provided however, that so long as Mr. Miller serves as the Chief Executive officer of our general partner, he will also serve as a director of our general partner, so long as Mr. Shane serves as Chief Financial Officer of our general partner, he will also serve as a director of our general partner. CFSI LLC holds all of the outstanding class A units in our general partner. CFSI LLC is controlled by the McCown De Leeuw funds. See note (5).
(2)	CFSI, LLC, McCown De Leeuw & Co. IV, L.P., McCown De Leeuw & Co. IV Associates, L.P., Delta Fund LLC, MDC Management Company IV, LLC, Robert Hellman, Jr., George McCown and David De Leeuw filed a Schedule 13 D with the SEC on September 30, 2004. The information included in this table for such persons is based on the information disclosed in this schedule 13 D.
(3)	MDC Management Company IV, LLC is the general partner of McCown De Leeuw & Co. IV, L.P. and McCown De Leeuw & Co. IV Associates, L.P. and therefore may be deemed to beneficially own all units beneficially owned by these entities See note (5). Certain key investment decisions are made by the unanimous consent of the managing members of MDC Management Company IV, LLC, who are George McCown, David De Leeuw and Robert B. Hellman, Jr.
(4)	Includes 13,532 common units and 4,239,782 subordinated units beneficially owned by McCown De Leeuw & Co. IV, L.P. and its affiliated funds, of which Messrs. Hellman, McCown and De Leeuw may be deemed to be the beneficial owners as managing members of MDC Management Company IV, LLC, which controls McCown De Leeuw & Co. IV, L.P. and McCown De Leeuw & Co. IV Associates, L.P. Therefore, Messrs. Hellman, McCown and De Leeuw may be deemed to have shared voting power and shared dispositive power with respect to such units. See note (5). Pursuant to Rule 13d-4 under the Exchange Act, Messrs. Hellman, McCown and De Leeuw each disclaim beneficial ownership of the 13,532 common units and 4,239,782 subordinated units beneficially owned by McCown De Leeuw & Co. IV, L.P. and MDC Management Company IV, LLC.
(5)	Includes 13,532 common units and 4,239,782 subordinated units held by CFSI LLC, which is controlled by the McCown De Leeuw funds. McCown De Leeuw & Co. IV, L.P., together with its affiliate funds (McCown De Leeuw & Co. IV Associates, L.P. and Delta Fund, LLC), has the right to designate for election a majority of the managers of the board of managers of CFSI LLC pursuant to the limited liability company agreement of CFSI LLC.
(6)	Includes 4,454 deferred restricted phantom units issued to Messrs. Freedman, Lautman and Talbott in connection with their annual directors compensation, 4,266 deferred restricted units for Mr. Grunebaum in connection with his annual directors compensation and 3,776 deferred restricted units for Mr. Carver in connection with his annual directors compensation. Each unit of restricted phantom units representing limited partner interests is the economic equivalent of one common unit representing limited partner interests. Restricted phantom units become payable, in cash or common units, at the election of the issuer, upon the separation of the reporting person from service as a director or upon the occurrence of certain other events specified in Section 409A of the Internal Revenue Code of 1986, as amended. The distribution equivalent rights accrue on restricted phantom units representing limited partner interests and become payable, in cash or common units, at the election of the issuer, upon the separation of the reporting person from service as a director or upon the occurrence of certain other events specified in Section 409A of the Internal Revenue Code of 1986, as amended. Each distribution equivalent right is the economic equivalent of one common unit representing limited partner interests.

Equity Compensation Plan Information

The following table details information regarding our existing equity compensation plans as of December 31, 2006:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	501,903	$24.12	122,097
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	501,903	$24.12	122,097

(1)	The Long-Term Incentive Plan was adopted by the Board of Directors of our general partner in 2004 amended in November 2005. Under this plan, the Board of Directors of our general partner may award to our employees, consultants and directors up to 624,000 common units in the form of unit options, unit appreciation rights, restricted units and phantom units. See Item 11, “Executive Compensation – Long-Term Incentive Plan.”

Item 13.	Certain Relationships and Related Transactions

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

Payments to our general partner and its affiliates

Our general partner and its affiliates do not receive any management fee or other compensation for the management of our business and affairs, but they are reimbursed for all expenses that they incur on our behalf, including general and administrative expenses and corporate overhead. As the sole purpose of the general partner is to act as our general partner, substantially all of the expenses of our general partner are incurred on our behalf and reimbursed by us or our subsidiaries. Our general partner determines the expenses that are allocable to us in good faith. All expenses of the nature historically incurred by Cornerstone, other than fees paid to MDC Management Company IV, LLC, will be incurred and paid by us or, if incurred and paid by our general partner, reimbursed by us or our subsidiaries. In 2004, Cornerstone incurred general and administrative expenses of $9.8 million and corporate overhead of $12.5 million, which included a payment of $434,000 to MDC Management Company IV, LLC under an advisory services agreement. In 2005, StoneMor incurred general and administrative expenses of $10.6 million and corporate overhead of $16.3 million and paid no fees to MDC Management Company IV, LLC. . In 2006, StoneMor incurred general and administrative expenses of $12.8 million and corporate overhead of $18.9 million and paid no fees to MDC Management Company IV, LLC. We do not expect to incur additional fees payable to MDC Management Company IV, LLC because our advisory services agreement with them has been terminated.

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

The following table sets forth the aggregate fees paid or accrued for professional services rendered by Deloitte & Touche LLP for the audit of our annual financial statements for fiscal years 2005 and 2006 and the aggregate fees paid or accrued for audit-related services and all other services rendered by Deloitte & Touche LLP for fiscal years 2005 and 2006.

	Fiscal Year
	2005	2006
Audit fees	$897,700	$1,290,820
Audit-related fees	990,015	559,300
Tax fees	652,908	485,400
All other fees	—	—

	$2,540,623	$2,335,520

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2005 and 2006

Consolidated Statement of Operations for the years ended December 31, 2004, 2005 and 2006

Consolidated Statement of Common Stockholders’ / Partners’ Equity for the years ended December 31, 2005 and 2006

Consolidated Statement of Cash Flows for the years ended December 31, 2004, 2005, and 2006

Notes to the Consolidated Financial Statements

(c)	Exhibits

3.1*	Certificate of Limited Partnership of StoneMor Partners L.P. (incorporated by reference to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 9, 2004 (Exhibit 3.1)).

3.2*	First Amended and Restated Agreement of Limited Partnership of StoneMor Partners L.P., dated as of September 20, 2004 (incorporated by reference to Exhibit 3.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004)

4.1*	Note Purchase Agreement by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, each of the subsidiaries listed on the signature pages thereof and SFT I, Inc., The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company, dated as of September 20, 2004 (incorporated by reference to Exhibit 4.1 of Registrants Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004)

4.1.1	First Amendment to Note Purchase Agreement by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, each of the subsidiaries listed on the signature pages thereof and SFT I, Inc., The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company, dated as of November 12, 2004 (incorporated by reference to Exhibit 4.1.1 of Registrant’s Annual Report on Form 10-K for its year ended December 31, 2004)

10.1*	Credit Agreement by and among StoneMor Operating LLC, StoneMor GP LLC, StoneMor Partners L.P., various additional borrowers, various lending institutions and Fleet National Bank, dated September 20, 2004. (incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004)

10.2*	Contribution, Conveyance and Assumption Agreement, by and among StoneMor Partners L.P., StoneMor GP LLC, CFSI LLC, StoneMor Operating LLC, dated as of September 20, 2004 (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004)

10.3*	StoneMor Partners L.P. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004)

10.4*	Omnibus Agreement by and among McCown De Leeuw & Co. IV, L.P., McCown De Leeuw & Co. IV Associates, L.P., MDC Management Company IV, LLC, Delta Fund LLC, Cornerstone Family Services LLC, CFSI LLC, StoneMor Partners L.P., StoneMor GP LLC, StoneMor Operating LLC, dated as of September 20, 2004 (incorporated by reference to Exhibit 10.4 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004)

10.5*†	Employment Agreement by and between StoneMor GP LLC and Lawrence Miller, effective as of September 20, (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004)

10.6*†	Employment Agreement by and between StoneMor GP LLC and William R. Shane, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.6 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004)

10.7*†	Employment Agreement by and between StoneMor GP LLC and Michael L. Stache, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.7 of Registrants Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004)

10.8*†	Employment Agreement by and between StoneMor GP LLC and Robert Stache, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.8 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004)

10.9*†	Form of Indemnification Agreement by and between StoneMor GP LLC and Lawrence Miller, Robert B. Hellman, Jr., Fenton R. Talbott, Jeffery A. Zawadsky, Martin R. Lautman, William R. Shane, Allen R. Freedman, effective September 20, 2004 (incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004)

10.10*	Intercreditor and Collateral Agency Agreement by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, various subsidiaries, various lenders and noteholders and Fleet National Bank, dated September 20, 2004(incorporated by reference to Exhibit 10.10 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004)

10.11*	Directors compensation (incorporated by reference to Item 1.01 of Registrant’s Current Report on Form 8-K filed on August 9, 2005)

10.12*	Amendment to StoneMor Partners L.P. Long-Term Incentive Plan (incorporated by reference to Item 8.01 of Registrant’s Current Report on Form 8-K filed on November 18, 2005)

10.13*	Asset purchase and Sale Agreement by and between StoneMor Partners L.P. and SCI Funeral Services, Inc., an Iowa corporation (“SCI”) and a wholly-owned subsidiary of Service Corporation International, a Texas corporation, joined by certain of SCI’s direct and indirect subsidiary entities, effective October 13, 2005 (incorporated by reference to Item 1.01 of Registrant’s Current Report on Form 8-K filed on October 13, 2005)

10.14*	Registration Rights Agreement by and between StoneMor Partners L.P. and SCI Funeral Services, Inc., an Iowa corporation (“SCI”) and a wholly-owned subsidiary of Service Corporation International, a Texas corporation, joined by certain of SCI’s direct and indirect subsidiary entities, effective November 1, 2005 (incorporated by reference to Item 1.01 of Registrant’s Current Report on Form 8-K filed on November 2, 2005)

21.1	Subsidiaries of Registrant

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer President and Chairman of the Board of Directors

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of William R. Shane, Executive Vice President and Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith)

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of William R. Shane, Executive Vice President and Chief Financial Officer (furnished herewith)

*	Incorporated by reference, as indicated
†	Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONEMOR PARTNERS L.P.

	By:	StoneMor GP LLC, its General Partner

March 16, 2007		By:	/s/ LAWRENCE MILLER
Lawrence Miller
Chief Executive Officer, President and
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ LAWRENCE MILLER Lawrence Miller (Principal Executive Officer)	Chief Executive Officer, President and Chairman of the Board	March 16, 2007

/s/ WILLIAM R. SHANE William R. Shane (Principal Financial Officer)	Executive Vice President, Chief Financial Officer and Director	March 16, 2007

/s/ PAUL WAIMBERG Paul Waimberg (Principal Accounting Officer)	Vice President—Finance	March 16, 2007

/s/ ALLEN R. FREEDMAN	Director	March 16, 2007

/s/ PETER K. GRUNEBAUM	Director	March 16, 2007

/s/ ROBERT B. HELLMAN, JR. Robert B. Hellman, Jr.	Director	March 16, 2007

/s/ MARTIN R. LAUTMAN, PH.D. Martin R. Lautman, Ph.D.	Director	March 16, 2007

/s/ FENTON R. TALBOTT	Director	March 16, 2007

/s/ JEFFREY A. ZAWADSKY Jeffrey A. Zawadsky	Director	March 16, 2007

/s/ HOWARD L. CARVER Howard L. Carver	Director	March 16, 2007

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Limited Partnership of StoneMor Partners L.P. (incorporated by reference to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 9, 2004 (Exhibit 3.1)).

3.2	First Amended and Restated Agreement of Limited Partnership of StoneMor Partners L.P., dated as of September 20, 2004 (incorporated by reference to Exhibit 3.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

3.2.1	Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of StoneMor Partners L.P., effective as of February 27, 2007 (incorporated by reference to Exhibit 3.3 of Registrant’s Current Report on Form 8-K filed on February 28, 2007).

4.1	Note Purchase Agreement by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, each of the subsidiaries listed on the signature pages thereof and SFT I, Inc., The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company, dated as of September 20, 2004 (incorporated by reference to Exhibit 4.1 of Registrants Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

4.1.1	First Amendment to Note Purchase Agreement by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, each of the subsidiaries listed on the signature pages thereof and SFT I, Inc., The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company, dated as of November 12, 2004 (incorporated by reference to Exhibit 4.1.1 of Registrant’s Annual Report on Form 10-K for its year ended December 31, 2004).

4.2	Registration Rights Agreement by and between StoneMor Partners L.P. and SCI Funeral Services, Inc., an Iowa corporation (“SCI”) and a wholly-owned subsidiary of Service Corporation International, a Texas corporation, joined by certain of SCI’s direct and indirect subsidiary entities, effective November 1, 2005 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 2, 2005).

4.3	Registration Rights Agreement, dated as of September 28, 2006, by and between StoneMor Partners L.P. acting by its General Partner, StoneMor GP LLC, and SCI New Mexico Funeral Services, Inc. (incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on October 4, 2006).

10.1	Credit Agreement by and among StoneMor Operating LLC, StoneMor GP LLC, StoneMor Partners L.P., various additional borrowers, various lending institutions and Fleet National Bank, dated September 20, 2004 (Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004.)

10.1.1	Second Amendment to Credit Agreement, dated September 28, 2006, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC and its subsidiaries set forth on the signature page to the Second Amendment to the Credit Agreement, the Lenders party to the Second Amendment to the Credit Agreement and Bank of America, N.A., as Administrative Agent for the benefit of the Lenders, as Collateral Agent for the benefit of the Lenders and other Secured Creditors, as Swingline Lender and as Letter of Credit Issuer (incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed on October 4, 2006).

10.2	Contribution, Conveyance and Assumption Agreement, by and among StoneMor Partners L.P., StoneMor GP LLC, CFSI LLC, StoneMor Operating LLC, dated as of September 20, 2004 (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004)

10.3	StoneMor Partners L.P. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004)

Exhibit Number	Description
10.3.1	Amendment to StoneMor Partners L.P. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 18, 2005)

10.3.2	Long-Term Incentive Plan, as amended on November 8, 2006 (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on November 15, 2006).

10.3.3	Form of the Director Restricted Phantom Unit Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated November 8, 2006 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 15, 2006).

10.3.4	Form of the Key Employee Restricted Phantom Unit Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated November 8, 2006 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on November 15, 2006).

10.3.5	Form of the Unit Appreciation Rights Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated as of November 27, 2006 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on December 1, 2006).

10.4	Omnibus Agreement by and among McCown De Leeuw & Co. IV, L.P., McCown De Leeuw & Co. IV Associates, L.P., MDC Management Company IV, LLC, Delta Fund LLC, Cornerstone Family Services LLC, CFSI LLC, StoneMor Partners L.P., StoneMor GP LLC, StoneMor Operating LLC, dated as of September 20, 2004 (incorporated by reference to Exhibit 10.4 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.5	Employment Agreement by and between StoneMor GP LLC and Lawrence Miller, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.6	Employment Agreement by and between StoneMor GP LLC and William R. Shane, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.6 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.7	Employment Agreement by and between StoneMor GP LLC and Michael L. Stache, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.7 of Registrants Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.8	Employment Agreement by and between StoneMor GP LLC and Robert Stache, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.8 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.9	Form of Indemnification Agreement by and between StoneMor GP LLC and Lawrence Miller, Robert B. Hellman, Jr., Fenton R. Talbott, Jeffery A. Zawadsky, Martin R. Lautman, William R. Shane, Allen R. Freedman, effective September 20, 2004 (incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.10	Intercreditor and Collateral Agency Agreement by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, various subsidiaries, various lenders and noteholders and Fleet National Bank, dated September 20, 2004 (incorporated by reference to Exhibit 10.10 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.11	Directors compensation (incorporated by reference to Item 1.01 of Registrant’s Current Report on Form 8-K filed on August 9, 2005).
10.12	Asset purchase and Sale Agreement by and between StoneMor Partners L.P. and SCI Funeral Services, Inc., an Iowa corporation (“SCI”) and a wholly-owned subsidiary of Service Corporation International, a Texas corporation, joined by certain of SCI’s direct and indirect subsidiary entities, effective October 13, 2005 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on October 17, 2005).

Exhibit Number	Description

10.13	Asset Purchase and Sale Agreement, dated September 28, 2006, by and among StoneMor Operating LLC, joined by its direct and indirect subsidiary entities listed in Exhibit A to the Asset Purchase and Sale Agreement, and SCI Funeral Services, Inc., joined by its direct and indirect subsidiary entities listed in Exhibit B to the Asset Purchase and Sale Agreement (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on October 4, 2006).

10.14	Asset Purchase and Sale Agreement, dated September 28, 2006, by and among StoneMor Operating LLC, joined by StoneMor Michigan LLC and StoneMor Michigan Subsidiary LLC, and SCI Funeral Services, Inc., SCI Michigan Funeral Services, Inc. and Hawes, Inc. (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on October 4, 2006).

10.15	Asset Purchase and Sale Agreement, dated September 28, 2006, by and among StoneMor Operating LLC, joined by StoneMor Michigan LLC and StoneMor Michigan Subsidiary LLC, and SCI Funeral Services, Inc., and SCI Michigan Funeral Services, Inc. and Hillcrest Memorial Company (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on October 4, 2006).

21.1	Subsidiaries of Registrant.

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer President and Chairman of the Board of Directors

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of William R. Shane, Executive Vice President and Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith).

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of William R. Shane, Executive Vice President and Chief Financial Officer (furnished herewith).