Form 10-K/A
period 2006-12-31
STONEMOR PARTNERS LP
filed 2007-04-30
CIK 1286131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to our annual report on Form 10-K for the year ended December 31, 2006 (“Original Filing”), initially filed with the Securities and Exchange Commission (“SEC”) on March 19, 2007, is being filed to add the name of our Independent Registered Public Accounting Firm, Deloitte & Touche LLP, to their reports included in Items 8 and 9A, as it was erroneously omitted in the Original Filing.

In addition, certain typographical errors have been corrected in the Report of Independent Registered Public Accounting Firm, and Notes 1, 15 and 17 of our Consolidated Financial Statements., which are included in Item 8.

For the convenience of the reader, this Form 10-K/A includes the Original Filing in its entirety as amended by this Form 10-K/A. However, this Form 10-K/A only amends and restates Item 8 and 9A of Part II of the Original Filing and no other material information in the Original Filing is amended hereby. The foregoing items have not been updated to reflect other events concerning our business or financial condition occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.

Except for the foregoing amended information, this Form 10-K/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that occurred at a later date. Among other things, forward looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Filing, and such forward looking statements should be read in their historical context.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of StoneMor Partners GP LLC and Unitholders of StoneMor Partners L.P.

Bristol, Pennsylvania

We have audited the accompanying consolidated balance sheets of StoneMor Partners L.P., and subsidiaries (the “Company”), successor to Cornerstone Family Services, Inc., and subsidiaries as of December 31, 2005 and 2006, and the related consolidated statements of operations, common stockholders’/partners’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of StoneMor Partners L.P. as of December 31, 2005 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

Philadelphia, Pennsylvania

March 16, 2007

/s/ Deloitte & Touche LLP

StoneMor Partners L.P.

Consolidated Balance Sheets

(in thousands)

	December 31, 2005	December 31, 2006
	(as restated, see Note 2)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,925	$9,914
Accounts receivable, net of allowance	29,991	22,968
Prepaid expenses	2,420	2,801
Other current assets	1,316	2,533

Total current assets	40,652	38,216

LONG-TERM ACCOUNTS RECEIVABLE—net of allowance	33,672	36,878
CEMETERY PROPERTY	164,772	171,714
PROPERTY AND EQUIPMENT, net	27,091	29,027
MERCHANDISE TRUSTS, restricted, at fair value	113,432	147,788
PERPETUAL CARE TRUSTS, restricted, at fair value	136,719	168,631
DEFERRED FINANCING COSTS—net of accumulated amortization	1,985	1,242
DEFERRED SELLING AND OBTAINING COSTS	30,360	33,478
OTHER ASSETS	1,958	50

TOTAL ASSETS	$550,641	$627,024

LIABILITIES and PARTNERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$7,461	$11,345
Accrued interest	260	361
Current portion, long-term debt	641	1,388

Total current liabilities	8,362	13,094

LONG-TERM DEBT	86,304	102,104
DEFERRED CEMETERY REVENUES, net	167,035	196,103
MERCHANDISE LIABILITY	42,621	45,805

Total liabilities	304,322	357,106

COMMITMENTS AND CONTINGENCIES
NON-CONTROLLING INTEREST IN PERPETUAL CARE TRUSTS	136,719	168,631

PARTNERS’ EQUITY
General partner	1,549	1,381
Limited partners:
Common	73,053	71,700
Subordinated	34,998	28,206

Total partners’ equity	109,600	101,287

TOTAL LIABILITIES AND PARTNERS’ EQUITY	$550,641	$627,024

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

New Accounting Pronouncements

Effective January 1, 2006, the Company adopted SFAS No. 123R, which replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation” (FAS 123) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. Prior to January 1, 2006, the Company did not have any outstanding stock-based employee compensation plans. See Note 12.

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

In February 2007, the FASB issued SFAS No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities, to permit all entities to choose to elect to measure eligible financial instruments at fair value. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, Fair Value Measurements. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption of SFAS No. 157. The Company is currently evaluating the impact of SFAS No. 159 on the consolidated financial statements.

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

On February 28, 2007, we terminated one of the management contracts under which we operate one of our locations. The Company consolidates this location in accordance with FIN 46R (see Note 1.). As of this date we are no longer operating under the terms and conditions of the agreement and will discontinue consolidating this entity. In February 2007, we evaluated our investment for recoverability and have recorded a non-cash charge of approximately $1.0 million related to this transaction at December 31, 2006. For the years ended December 31, 2004, 2005 and 2006 we received $190,527, $164,930 and $53,586 in net management fees from this location.

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

The following table summarizes the estimated fair values (in thousands) of the assets acquired and liabilities assumed as of the acquisition dates. StoneMor is in the process of finalizing the settlement of the final purchase price; thus, the allocation shown below is preliminary and subject to further refinement.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of StoneMor GP LLC and Unitholders of StoneMor Partners L.P.

Bristol, Pennsylvania

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that StoneMor Partners L.P. (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weakness identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

/s/ Deloitte & Touche LLP

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