Form 10-Q
period 2007-03-31
STONEMOR PARTNERS LP
filed 2007-05-10
CIK 1286131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2007

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

The number of the registrant’s outstanding common units at May 9, 2007 was 4,795,750.

Index – Form 10-Q

Part I – Financial Information

Item 1.	Financial Statements

StoneMor Partners L.P.

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	December 31, 2006	March 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,914	$6,550
Accounts receivable, net of allowance	22,968	23,664
Prepaid expenses	2,801	2,165
Other current assets	2,533	3,120

Total current assets	38,216	35,499

LONG-TERM ACCOUNTS RECEIVABLE—net of allowance	36,878	37,682
CEMETERY PROPERTY	171,714	170,992
PROPERTY AND EQUIPMENT, net of accumulated depreciation	29,027	28,987
MERCHANDISE TRUSTS, restricted, at fair value	147,788	159,221
PERPETUAL CARE TRUSTS, restricted, at fair value	168,631	172,678
DEFERRED FINANCING COSTS—net of accumulated amortization	1,242	1,056
DEFERRED SELLING AND OBTAINING COSTS	33,478	34,996
OTHER ASSETS	51	158

TOTAL ASSETS	$627,025	$641,269

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$11,345	$8,563
Accrued interest	361	349
Current portion, long-term debt	1,388	1,155

Total current liabilities	13,094	10,067

LONG-TERM DEBT	102,104	103,879
DEFERRED CEMETERY REVENUES, net	196,103	207,501
MERCHANDISE LIABILITY	45,805	51,117

TOTAL LIABILITIES	357,106	372,564

COMMITMENTS AND CONTINGENCIES
NON-CONTROLLING INTEREST IN PERPETUAL CARE TRUSTS	168,631	172,678

PARTNERS’ EQUITY
General partner	1,382	1,277
Limited partners:
Common	71,700	68,963
Subordinated	28,206	25,787

Total partners’ equity	101,288	96,027

TOTAL LIABILITIES AND PARTNERS’ EQUITY	$627,025	$641,269

See Accompanying Notes to the Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statement of Operations

(in thousands, except unit data)

(unaudited)

	Three months ended March 31,
	2006	2007
Revenues:
Cemetery	$25,192	$27,510
Funeral home	1,460	3,030

Total revenues	26,652	30,540

Costs and Expenses:
Cost of goods sold (exclusive of depreciation shown separately below):
Land and crypts	1,447	1,289
Perpetual care	736	888
Merchandise	1,273	1,727
Cemetery expense	5,636	6,784
Selling expense	5,647	6,244
General and administrative expense	3,064	3,738
Corporate overhead (including $1,158 in stock-based compensation in 2007)	3,808	5,282
Depreciation and amortization	821	874
Funeral home expense	1,093	2,103

Total cost and expenses	23,525	28,929

OPERATING PROFIT	3,127	1,611

INTEREST EXPENSE	1,733	2,046

INCOME (LOSS) BEFORE INCOME TAXES	1,394	(435)

INCOME TAXES:
State	143	133
Federal	310	83

Total income taxes	453	216

NET INCOME (LOSS)	$941	$(651)

General partner’s interest in net income (loss) for the period	$19	$(13)

Limited partners’ interest in net income (loss) for the period
Common	$476	$(339)
Subordinated	$446	$(299)

Net income (loss) per limited partner unit (basic and diluted)	$.11	$(.07)

Weighted average number of limited partners’ units outstanding (basic and diluted)	8,763	9,036

See Accompanying Notes to the Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statement of

Partners’ Equity

(in thousands)

(unaudited)

	Partners’ Capital
	Limited Partners			General Partner
	Common	Subordinated	Total		Total
Balance, December 31, 2006	$71,700	$28,206	$99,906	$1,382	$101,288

Net loss	(339)	(299)	(638)	(13)	(651)
Cash distribution	(2,398)	(2,120)	(4,518)	(92)	(4,610)

Balance, March 31, 2007	$68,963	$25,787	$94,750	$1,277	$96,027

See Accompanying Notes to the Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statement of Cash Flows

(in thousands)

(unaudited)

	Three months ended March 31,
	2006	2007
OPERATING ACTIVITIES:
Net income (loss)	$941	$(651)
Adjustments to reconcile net income to net cash provided by operating activity:
Cost of lots sold	1,043	1,217
Depreciation and amortization	821	874
Stock-based compensation	—	1,158
Other non cash	207	—
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	280	(1,973)
Allowance for doubtful accounts	397	473
Merchandise trust fund	(1,513)	(1,268)
Prepaid expenses	(96)	637
Other current assets	(339)	(64)
Other assets	(38)	(107)
Accounts payable and accrued and other liabilities	(1,558)	(3,955)
Deferred selling and obtaining costs	(798)	(1,322)
Deferred cemetery revenue	4,061	6,486
Merchandise liability	(765)	(137)

Net cash provided by operating activities	2,643	1,368

INVESTING ACTIVITIES:
Cost associated with potential acquisitions	(464)	(522)
Additions to cemetery property	(878)	(495)
Divestiture of funeral home	2,091	—
Addtitions to property and equipment	(458)	(648)

Net cash provided by (used in) investing activities	291	(1,665)

FINANCING ACTIVITIES:
Cash distribution	(4,247)	(4,610)
Additional borrowings on long-term debt	1,400	2,000
Repayments of long-term debt	(288)	(457)

Net cash used in financing activities	(3,135)	(3,067)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(201)	(3,364)
CASH AND CASH EQUIVALENTS—Beginning of period	6,925	9,914

CASH AND CASH EQUIVALENTS—End of period	$6,724	$6,550

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$1,772	$2,277

Cash paid during the period for income taxes	$1,671	$973

See Accompanying Notes to the Condensed Consolidated Financial Statements.

1. NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. StoneMor Partners L.P. (“StoneMor”, the “Partnership” or the “Company”) headquartered in Bristol, Pennsylvania, is an owner and operator of cemeteries in the United States, with 176 cemeteries and 27 funeral homes in 20 states. StoneMor is the only publicly traded deathcare company structured as a partnership.

Interim Financial Data—The interim financial data are unaudited. However, in the opinion of management, the interim financial data as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for a full year.

Summary of Significant Accounting Policies—Significant accounting policies followed by the Company, as summarized below, are in conformity with accounting principles generally accepted in the United States of America.

Principles of Consolidation—The condensed consolidated financial statements include the accounts of each of the Company’s subsidiaries. These statements also include the accounts of the merchandise and perpetual care trusts in which the Company has a variable interest and is the primary beneficiary. The operations of the 6 managed cemeteries that the Company operates under long-term management contracts are also consolidated in accordance with the provisions of Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 46 revised (FIN 46R), Consolidation of Variable Interest Entities: an Interpretation of Accounting Research Bulletin (ARB) No. 51.

Total revenues derived from the cemeteries under long term management contracts totaled approximately $5.9 million and $5.6 million for the three months ended March 31, 2006 and 2007, respectively.

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

The Company records a merchandise liability at the time it enters into a pre-need contract with a customer at the estimated cost to purchase the merchandise or provide the service. The merchandise liability is reduced when payment for the merchandise is made by the Company and title to the merchandise is transferred to the customer. The merchandise liability is also reduced when the contracted service is performed by the Company. Allowances for customer cancellations arising from non-payment are provided at the date of sale based upon management’s estimates of expected cancellations and historical experience. Actual cancellation rates in the future may result in a change in estimate. Actual cancellations did not vary significantly from the estimates of expected cancellations at March 31, 2006 and March 31, 2007.

Pursuant to state law, a portion of the proceeds from cemetery merchandise or services sold on a pre-need basis is required to be paid into merchandise trusts. The Company defers investment earnings generated by the assets in these merchandise trusts (including realized gains and losses) until the associated merchandise is delivered or the services are performed. The fair value of the funds held in merchandise trusts at December 31, 2006 and March 31, 2007 was approximately $147.8 million and $159.2 million, respectively (see Note 5). A portion of the proceeds from the sale of cemetery property is required by state law to be paid into perpetual care trusts. Earnings from the perpetual care trusts are recognized in current cemetery revenues and are used to defray cemetery maintenance costs, which are expensed as incurred. Funds held in perpetual care trusts at December 31, 2006 and March 31, 2007 were $168.6 million and $172.7 million, respectively (see Note 6).

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

Inventories—Inventories, classified as other current assets on the Company’s condensed consolidated balance sheets, include cemetery and funeral home merchandise and are valued at the lower of cost or net realizable value. Cost is determined primarily on a specific identification basis on a first-in, first-out basis. Inventories were approximately $2.2 million and $2.3 million at December 31, 2006 and March 31, 2007, respectively.

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

For the three months ended March 31, 2006 and 2007, depreciation expense was $0.8 million and $0.7 million, respectively.

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

Allowance for Cancellations.—Allowances for cancellations arising from non-payment of pre-need contracts are estimated at the date of sale based upon our historical cancellation experience. Due to the number of estimates and projections used in determining an expected cancellation rate and the possibility of changes in collection patterns resulting from modifications to our collection policies or contract terms, actual collections could differ from these estimates.

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

New Accounting Pronouncements

Effective January 1, 2006, the Company adopted SFAS No. 123R, which replaces FASB Statement No. 123, Accounting for Stock-Based Compensation (FAS 123) and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. Prior to January 1, 2006, the Company did not have any outstanding stock-based employee compensation plans. See Note 11.

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109. Interpretation 48, which clarifies Statement 109, Accounting for Income Taxes, establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in the Company’s financial statements. On initial application, Interpretation 48 will be applied to all tax positions for which the statute of limitations remains open. Only tax positions that meet the more-likely-than-not recognition threshold at the adoption date will be recognized or continue to be recognized. The cumulative effect of applying Interpretation 48 will be reported as an adjustment to retained earnings at the beginning of the period in which it is adopted. Interpretation 48 is effective for fiscal years beginning after December 15, 2006. The adoption of Interpretation 48 did not have a significant effect on the Company’s financial statements or its ability to comply with its current debt covenants.

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

In September 2006, the SEC released SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The provisions of SAB 108 became effective beginning November 15, 2006. The impact of SAB 108 in the future depends on the nature and extent of any prior year misstatements.

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

Segment Reporting and Related Information— The Company has one reportable segment, death care services.

Disclosure of reported segment revenue:

	Three Months Ended March 31,
	2006	2007
	(in thousands)
Revenues:
Cemetery:
Sales	$15,003	$16,030
Services and other	6,921	7,497
Investment, including realized gains from merchandise trusts and receivables	2,832	3,410
Deferred margin, recognized	436	573

	25,192	27,510
Funeral home revenues	1,460	3,030

Total revenues	$26,652	$30,540

2. LONG-TERM ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

Long-term accounts receivable, net, consist of the following:

	December 31, 2006	March 31, 2007
	(in thousands)
Customer receivables	$81,584	$83,461
Unearned finance income	(9,495)	(10,228)
Allowance for contract cancellations	(12,243)	(11,887)

	59,846	61,346
Less: current portion—net of allowance	22,968	23,664

Long-term portion—net of allowance	$36,878	$37,682

Activity in the allowance for contract cancellations is as follows:

	December 31, 2006	March 31, 2007
	(in thousands)
Balance—Beginning of period	$9,261	$12,243
Reserve on acquired contracts	926	—
Provision for cancellations	8,363	2,498
Charge-offs—net	(6,307)	(2,854)

Balance—End of period	$12,243	$11,887

3. CEMETERY PROPERTY

Cemetery property consists of the following:

	December 31, 2006	March 31, 2007
	(in thousands)
Developed land	$21,981	$21,563
Undeveloped land	114,175	114,175
Mausoleum crypts and lawn crypts	35,558	35,254

Total	$171,714	$170,992

4. PROPERTY AND EQUIPMENT

Major classes of property and equipment follow:

	December 31, 2006	March 31, 2007
	(in thousands)
Building and improvements	$29,202	$29,395
Furniture and equipment	21,966	22,461

	51,168	51,856
Less: accumulated depreciation	(22,141)	(22,869)

Property and equipment—net	$29,027	$28,987

5. PRE-NEED MERCHANDISE AND SERVICES AND MERCHANDISE TRUSTS.

Cemetery—In connection with the pre-need sale of cemetery interment rights, merchandise and services, the customer typically enters into an installment contract with the Company. The contract is usually for a period not to exceed 60 months with payments of principal and interest required. Interest is imputed for contracts that do not bear a market rate of interest (at a rate of 8.75% during the year ended December 31, 2006 and 9.75% during the three months ended March 31, 2007). The Company establishes an allowance for cancellations due to non-payment at the date of sale based on historic experience and management’s estimates. The allowance is reviewed quarterly and changes in estimates are reflected for current and prior contracts as a result of recent cancellation experience. Actual cancellation rates in the future may result in a change in estimate.

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

At December 31, 2006, the cost and market value associated with the assets held in merchandise trusts follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
	(In Thousands)
Short-term investment	$19,423	$—	$—	$19,423
Fixed maturities:
U.S. Government and federal agency	3,572	7	(47)	3,532
U.S. State and local government agency	2,453	6	(33)	2,426
Corporate debt securities	3,875	62	(26)	3,911
Other debt securities	56,737	558	(1,067)	56,228

Total fixed maturities	66,637	633	(1,173)	66,097

Equity securities	57,471	5,365	(568)	62,268

Total	$143,531	$5,998	$(1,741)	$147,788

At March 31, 2007, the cost and market value associated with the assets held in merchandise trusts follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
	(In Thousands)
Short-term investment	$15,111	$—	$—	$15,111
Fixed maturities:
U.S. Government and federal agency	3,646	9	(39)	3,616
U.S. State and local government agency	2,347	11	(29)	2,329
Corporate debt securities	4,114	91	(18)	4,187
Other debt securities	43,957	132	(503)	43,586

Total fixed maturities	54,064	243	(589)	53,718

Equity securities	83,928	6,718	(254)	90,392

Total	$153,103	$6,961	$(843)	$159,221

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at March 31, 2007 is presented below:

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Fixed maturities:
U.S. Government and federal agency	$1,979	$36	$229	$3	$2,208	$39
U.S. State and local government agency	805	2	613	27	1,418	29
Corporate debt securities	947	10	524	7	1,471	17
Other debt securities	—	—	14,477	504	14,477	504

Total fixed maturities	3,731	48	15,843	541	19,574	589

Equity securities	3,687	192	2,098	62	5,785	254

Total	$7,418	$240	$17,941	$603	$25,359	$843

The Company considers various factors when considering if a decline in fair value of an asset is other than temporary, including but not limited to the length of time and magnitude of the unrealized loss; the volatility of the investment; the credit ratings of the issuers of the investments; and the Company’s intentions to sell or ability to hold the investments. At March 31, 2007, the Company has concluded that the declines in the fair values of the Company’s investments in fixed maturities and equity securities held by the merchandise trusts are temporary.

The company deposited $4,307 and $4,973 and withdrew $5,164 and $6,978 from the trusts during the three month period ended March 31, 2006 and 2007, respectively. During the three months ended March 31, 2006, purchase and sales of securities available for sale included in trust investments were $22,794 and $20,925, respectively. During the three months ended March 31, 2007, purchase and sales of securities available for sale included in trust investments were $35,782 and $30,799, respectively.

Funeral Home—Prearranged funeral home services provide for future funeral home services generally determined by prices prevailing at the time that the contract is signed. A portion of the payments made under funeral home pre-need contracts is placed in funeral trusts. Amounts used to defray the initial cost of administration are not placed in trust. The balance of the amounts in the trusts totaled approximately $1.8 million at December 31, 2006 and approximately $6.7 million at March 31, 2007 and are included within the merchandise trusts above. Funeral trust principal, together with investment earnings retained in trust, are deferred until the service is performed. Upon performance of the contracted funeral home service, the Company recognizes the funeral trust principal amount together with the accumulated trust earnings as funeral home revenues.

6. PERPETUAL CARE TRUSTS.

At December 31, 2006, the cost and market value associated with the assets held in perpetual care trust follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
	(In Thousands)
Short-term investment	$18,092	$—	$—	$18,092
Fixed maturities:
U.S. Government and federal agency	6,239	19	(45)	6,213
U.S. State and local government agency	5,082	22	(20)	5,084
Corporate debt securities	14,796	337	(67)	15,066
Other debt securities	73,471	1,857	(84)	75,244

Total fixed maturities	99,588	2,235	(216)	101,607

Equity Securities	43,966	5,082	(116)	48,932

Total	$161,646	$7,317	$(332)	$168,631

At March 31, 2007, the cost and market value associated with the assets held in perpetual care trust follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
	(In Thousands)
Short-term investment	$10,927	$—	$—	$10,927
Fixed maturities:
U.S. Government and federal agency	6,430	28	(35)	6,423
U.S. State and local government agency	4,512	37	(16)	4,533
Corporate debt securities	15,455	401	(65)	15,791
Other debt securities	77,768	2,062	(1)	79,829

Total fixed maturities	104,165	2,528	(117)	106,576

Equity Securities	49,699	5,635	(159)	55,175

Total	$164,791	$8,163	$(276)	$172,678

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at March 31, 2007 held in perpetual care trusts is presented below:

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Fixed maturities:
U.S. Government and federal agency	$1,850	$25	$314	$10	$2,164	$35
U.S. State and local government agency	1,247	10	204	7	1,451	17
Corporate debt securities	3,019	39	1,717	25	4,736	64
Other debt securities	46,524	1	—	—	46,524	1

Total fixed maturities	52,640	75	2,235	42	54,875	117

Equity Securities	1,379	50	5,131	109	6,510	159

Total	54,019	$125	$7,366	$151	$61,385	$276

The Company considers various factors when considering if a decline in fair value of an asset is other than temporary, including but not limited to the length of time and magnitude of the unrealized loss; the volatility of the investment; the credit ratings of the issuers of the investments; and the Company’s intentions to sell or ability to hold the investments. At March 31, 2007, the Company has concluded that the declines in the fair values of the Company’s investments in fixed maturities and equity securities held in perpetual care trusts are temporary.

The company deposited $1,026 and $1,232 and withdrew $2,198 and $2,635 from the trusts during the three months ended March 31, 2006 and 2007, respectively. During the three months ended March 31, 2006, purchase and sales of securities available for sale included in trust investments were $10,710 and $8,889, respectively. During the three months ended March 31, 2007, purchase and sales of securities available for sale included in trust investments were $109,339 and $91,418, respectively.

The Company recorded income from perpetual care trusts of $ $1.9 million for the three months ended March 31, 2006, respectively and $2.2 million during the same period of 2007. This income is classified as cemetery revenues in the consolidated statements of operations.

7. LONG-TERM DEBT

The following is a summary of debt outstanding at:

	December 31, 2006	March 31, 2007
	(In Thousands)
Insurance premium financing, due in installments through September 2007 (4.75%)	433	234
Covenants not to compete due through August 2007 (non-interest bearing)	59	25
Vehicle Financing	50	44
Acquisition Credit Line, due September 2009 (interest rate—Libor + 3.5%)	15,550	15,331
Revolving Credit Line, due September 2009 (interest rate—Libor + 3.5%)	7,400	9,400
Senior secured notes, due 2009 (interest rate—7.66%)	80,000	80,000

Total	103,492	105,034
Less current portion	1,388	1,155

Long-term portion	$102,104	$103,879

On September 20, 2004, concurrent with the closing of the Partnership’s initial public offering, StoneMor Operating LLC and its subsidiaries issued and sold $80.0 million aggregate principal amount of senior secured notes. The senior secured notes rank pari passu with all of our other senior secured debt, including the revolving credit facility and the acquisition facility, subject to the description of the collateral securing the senior secured notes described below. The senior secured notes are guaranteed by the Partnership, the general partner of the Partnership and any future subsidiaries of StoneMor Operating LLC. Obligations under the senior secured notes are secured by a first priority lien and security interest covering substantially all of the assets of the issuers of the senior secured notes, whether then owned or thereafter acquired, other than specified receivable rights and a third party priority lien and security interest covering those specified receivable rights, each as described above, of such issuers, whether then owned or thereafter acquired.

On September 20, 2004, concurrent with the closing of the Partnership’s initial public offering, StoneMor Operating LLC and its subsidiaries entered into a new $35.0 million credit facility with a group of banks. This credit facility consists of a $12.5 million revolving credit line and a $22.5 million acquisition line of credit. Borrowings under the revolving credit line were originally due and payable on September 20, 2007, and borrowings under the acquisition line of credit were originally due and payable on September 20, 2008. On September 28, 2006, the Company entered into a second amendment of the credit facility which extended the due date on both lines of credit to September 20, 2009. On May 7, 2007, the Company entered into a third amendment of the credit facility which increased the revolving credit line to $17.5 million and reduced the acquisition line of credit to $17.5 million. Depending on the type of loan, this credit facility bears interest at the Base Rate or the Eurodollar Rate, plus applicable margins ranging from 0.00% to 1% and 2.5% to 3.5% per annum, respectively, depending on our ratio of total debt to consolidated EBIDTA, as defined. The Base Rate is the higher of the federal funds rate plus 0.05% or the prime rate announced by Fleet National Bank, a Bank of America Company. The Eurodollar Rate is to be determined by the administrative agent according to the credit facility. As of March 31, 2007, we had outstanding borrowings of $9.4 million under our revolving credit line. As of March 31, 2007, we had $15.3 million outstanding under our acquisition line of credit from which we borrowed $5.25 million for the acquisition of 22 cemeteries and 6 funeral homes from Service Corporation International in November 2005 and $9.0 million for the acquisition of 21 cemeteries and 14 funeral homes from Service Corporation International, joined by certain of its direct and affiliated entities, in September 2006.

Borrowings under the credit facility rank pari passu with all of our other senior secured debt, including the senior secured notes, subject to the description of the collateral securing the credit facility described below. Borrowings under the credit facility are guaranteed by the Partnership and the general partner of the Partnership.

Our obligations under the revolving facility are secured by a first priority lien and security interest in specified receivable rights, whether then owned or thereafter acquired, of the borrower and the guarantors and by a third party priority lien and security interest in substantially all assets other than those receivable rights of the borrower and the guarantors, excluding trust accounts and certain proceeds required by law to be placed into such trust accounts and funds held in trust accounts, our general partner’s interest in the Partnership and our general partner’s incentive distribution rights under the Partnership’s partnership agreement. These assets secure the acquisition facility and our senior secured notes. The specified receivable rights include all accounts and other rights to payment arising under customer contracts or agreements (other than amounts required to be deposited into merchandise and perpetual care trusts) or management agreements, and all inventory, general intangibles and other rights reasonably related to the collection and performance of these accounts and rights to payment.

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

The agreements governing the revolving credit facility, the acquisition line of credit and the senior secured notes contain restrictive covenants that, among other things, prohibit distributions upon defined events of default, restrict investments and sales of assets and require us to maintain certain financial covenants, including specified financial ratios. As of March 31, 2007, the Company was in compliance with all debt covenants.

Deferred financing costs as of March 31, 2007 consisted of approximately $2.9 million of debt issuance costs, less accumulated amortization of approximately $1.9 million. These costs were incurred in connection with the issuance of the Company’s senior secured notes during September 2004.

8. INCOME TAXES

As of December 31, 2006, the Company’s taxable corporate subsidiaries had a federal net operating loss carryover of approximately $40.9 million, which will begin to expire in 2019. As of December 31, 2006, the Company also had a state net operating loss carry-forward of approximately $74.2 million, a portion of which expires annually.

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

The provision for income taxes for the three months ended March 31, 2006 and 2007 is based upon the estimated annual effective tax rates expected to be applicable to the Company for 2006 and 2007, respectively.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, which is applicable for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement for financial statement recognition and measurement of a tax position reported or expected to be reported on a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. On January 1, 2007, the Company adopted FIN 48. Prior to the adoption of FIN 48, the Company’s policy was to recognize tax benefits of uncertain tax positions only if it was “probable” that the position would be sustained. FIN 48 requires application of a “more likely than not” threshold to the recognition and derecogntion of tax positions. As a result of the adoption of FIN 48, no adjustments were made to retained earnings for unrecognized tax benefits.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The company is not currently subject to any ongoing federal or state tax examinations. The Company has not extended the statute of limitations for the federal or state jurisdictions with tax years open from 2003 forward. The Company has tax net operating loss and credit carry forwards that are subject to examination for a number of years beyond the year in which they are utilized for tax purposes. Since a portion of these carry forwards will be utilized in the future, many of these attribute carry forwards may remain subject to examination.

At March 31, 2007, the Company had no additional amounts recorded for uncertain tax positions, interest or penalties in the accompanying consolidated financial statements.

9. DEFERRED CEMETERY REVENUES – NET

In accordance with SAB No. 104, the Company defers the revenues and all direct costs associated with the sale of pre-need cemetery merchandise and services until the merchandise is delivered or the services are performed. The Company also defers the costs to obtain new pre-need cemetery and new prearranged funeral business as well as the investment earnings on the prearranged services and merchandise trusts (see Note 1). At December 31, 2006 and March 31, 2007, deferred cemetery revenues, net, consisted of the following:

	December 31, 2006	March 31, 2007
	(In Thousands)
Deferred cemetery revenue	$149,327	$155,496
Deferred merchandise trust revenue	27,422	34,103
Deferred pre-acquisition margin	41,954	41,381
Deferred cost of good sold	(22,600)	(23,479)

Deferred cemetery revenues, net	$196,103	$207,501

Deferred selling and obtaining costs	$33,478	$34,996

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

Leases—At March 31, 2007, the Company was committed to operating lease payments for premises, automobiles and office equipment under various operating leases with initial terms ranging from one to five years and options to renew at varying terms. Expenses under operating leases were $0.2 million for the three months ended March 31, 2007 and $0.4 million for the three months ended March 31, 2006.

At March 31, 2007, operating leases will result in future payments in the following approximate amounts:

(in thousands)
2007	$541
2008	627
2009	600
2010	484
2011	426
Thereafter	879

Total	$3,557

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

11. STOCKHOLDERS EQUITY

Share-Based Compensation

Compensation expense recognized related to unit appreciation rights and restricted phantom unit awards is summarized in the table below:

	Three Months Ended March 31,
(in thousands)	2006	2007
Unit appreciation rights	$0	$43
Restricted phantom units	0	1,115

Total share-based compensation expense	$0	$1,158

As of March 31, 2007, there was $0.2 million and $5.8 million of unrecognized pretax compensation cost related to nonvested unit appreciation rights and nonvested restricted phantom units, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The words “we,” “us,” “our,” “StoneMor,” the “Partnership,” “Company” and similar words, when used in a historical context prior to the closing of the initial public offering of StoneMor Partners L.P. on September 20, 2004, refer to Cornerstone Family Services, Inc. (“Cornerstone”) (and, after its conversion, CFSI LLC) and its subsidiaries and thereafter refer to StoneMor Partners L.P. and its subsidiaries.

This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q (including the notes thereto).

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, including, but not limited to, information regarding the status and progress of StoneMor’s operating activities, the plans and objectives of StoneMor’s management, assumptions regarding StoneMor’s future performance and plans, and any financial guidance provided, as well as certain information in other filings with the SEC and elsewhere, are forward-looking statements within the meaning of Section 27A(i) of the Securities Act of 1933 and Section 21E(i) of the Securities Exchange Act of 1934. The words “believe,” “may,” “will,” “estimate,” “continues,” “anticipate,” “intend,” “project,” “expect “predict,” and similar expressions identify these forward-looking statements. These forward-looking statements are made subject to certain risks and uncertainties that could cause actual results to differ materially from those stated, including, but not limited to, the following: future revenue and revenue growth; the impact of StoneMor’s significant leverage on its operating plans; the ability of StoneMor to service its debt; StoneMor’s ability to attract, train and retain an adequate number of sales people; uncertainties associated with the volume and timing of pre-need sales of cemetery services and products; variances in death rates; variances in the use of cremation; changes in the political or regulatory environments, including potential changes in tax accounting and trusting policies; StoneMor’s ability to successfully implement a strategic plan relating to producing operating improvement, strong cash flows and further deleveraging; uncertainties associated with the integration or the anticipated benefits of the acquisition of assets in September 2006, information disclosed within this Quarterly Report on Form 10-Q; and various other uncertainties associated with the deathcare industry and StoneMor’s operations in particular.

When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. We assume no obligation to publicly update or revise any forward-looking statements made herein or any other forward-looking statements made by us, whether as a result of new information, future events or otherwise.

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

Cornerstone was founded in 1999 by members of our management team and a private equity investment firm, which we refer to as McCown De Leeuw, in order to acquire a group of 123 cemetery properties and 4 funeral homes. Since that time, Cornerstone, succeeded by StoneMor, acquired 54 additional cemeteries and 22 funeral homes, built two funeral homes and sold one cemetery and one funeral home.

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

We are an owner and operator of cemeteries in the United States of America. As of March 31, 2007, the Company operated 176 cemeteries in 20 states, located primarily in the eastern United States of America. The Company owns 170 of these cemeteries and operates the remaining 6 under long-term management agreements with cemetery associations that own the cemeteries. As a result of the agreements and other control arrangements, StoneMor consolidates the results of the 6 managed cemeteries in our historical consolidated financial statements.

StoneMor sells cemetery products and services both at the time of death, which the Company refers to as at-need, and prior to the time of death, which the Company refers to as pre-need. During the first three months of 2007, StoneMor performed over 7,600 burials and sold more than 5,700 interment rights (net of cancellations) compared to 6,300 and 3,400, respectively, for the same period of 2006.

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

Deferred Cemetery Revenues, Net. Deferred revenues from pre-need sales and related merchandise trust earnings are reflected on our balance sheet in deferred cemetery revenues, net, until we recognize the amounts as revenues. Deferred cemetery revenues, net, also includes deferred revenues from pre-need sales that were entered into by entities we acquired prior to the time we acquired them. These entities include those that we acquired at the time of the formation of Cornerstone and other entities we subsequently acquired. We recognize revenues from these acquired pre-need sales in the manner described above—that is, when we deliver the merchandise to, or perform the services for, the customer. Our profit margin on these pre-need sales is generally less than our profit margin on other pre-need sales because, in accordance with industry practice at the time these acquired pre-need sales were made, none of the selling expenses were recognized at the time of sale. As a result, we are required to recognize all of the expenses (including deferred selling expenses) associated with these acquired pre-need sales when we recognize the revenues from that sale. We recognize certain expenses, such as indirect selling costs, maintenance costs and general and administrative costs, at the time the pre-need sale is made and defer other expenses, such as direct selling costs and costs of goods sold, until we recognize revenues on the sale. As a result, our profit margin on current pre-need sales is generally higher than on the pre-need sales we acquired.

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

As of December 31, 2006, the Company’s taxable corporate subsidiaries had a federal net operating loss carryover of approximately $40.9 million, which will begin to expire in 2019. As of December 31, 2006, the Company also had a state net operating loss carry-forward of approximately $74.2 million, a portion of which expires annually. Our ability to use such federal net operating losses may be limited by changes in the ownership of our units deemed to result in an “ownership change” under the applicable provisions of the Internal Revenue Code.

For additional information about, among other things, our pre-need sales, at-need sales, trusting requirements, cash flow, expenses and operations, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the fiscal year ended December 31, 2006 and our other reports and statements filed with the SEC.

Recent Accounting Pronouncements

Effective January 1, 2006, the Company adopted SFAS No. 123R, which replaces FASB Statement No. 123, Accounting for Stock-Based Compensation (FAS 123) and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. Prior to January 1, 2006, the Company did not have any outstanding stock-based employee compensation plans.

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109. Interpretation 48, which clarifies Statement 109, Accounting for Income Taxes, establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in the Company’s financial statements. On initial application, Interpretation 48 will be applied to all tax positions for which the statute of limitations remains open. Only tax positions that meet the more-likely-than-not recognition threshold at the adoption date will be recognized or continue to be recognized. The cumulative effect of applying Interpretation 48 will be reported as an adjustment to retained earnings at the beginning of the period in which it is adopted. Interpretation 48 is effective for fiscal years beginning after December 15, 2006. The adoption of Interpretation 48 did not have a significant effect on the Company’s financial statements or its ability to comply with its current debt covenants.

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

In September 2006, the SEC released SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The provisions of SAB 108 became effective beginning November 15, 2006. The impact of SAB 108 in the future depends on the nature and extent of any prior year misstatements. The Company utilized the guidance in SAB 108 to determine the effect of the prior year misstatement.

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

Results of Operations

The following table summarizes our results of operations for the periods presented:

	Three months ended March 31,
	2006	2007
	(in thousands)
Statement of Operations Data:
Revenues:
Cemetery	$25,192	$27,510
Funeral home	1,460	3,030

Total	26,652	30,540

Costs and Expenses:
Cost of goods sold:
Land and crypts	1,447	1,289
Perpetual care	736	888
Merchandise	1,273	1,727
Cemetery expense	5,636	6,784
Selling expense	5,647	6,244
General and administrative expense	3,064	3,738
Corporate overhead	3,808	5,282
Depreciation and amortization	821	874
Funeral home expense	1,093	2,103
Interest expense	1,733	2,046
Income taxes	453	216

Net income (loss)	$941	$(651)

The following table presents supplemental operating data as of the periods presented:

	Three months ended March 31,
	2006	2007
Operating Data:
Interments Performed	6,372	7,640
Cemetery revenues per interment performed	$3,947	$3,601

Interment rights sold (1):
Lots	2,135	4,807
Mausoleum crypts (including pre-construction)	566	705
Niches	116	146

Total interment rights sold	2,817	5,658

Number of contracts written	13,231	15,278
Aggregate contract amount, in thousands (excluding interest)	$28,128	$33,307
Average amount per contract (excluding interest)	$2,126	$2,180

Number of pre-need contracts written	6,242	6,845
Aggregate pre-need contract amount, in thousands (excluding interest)	$18,254	$21,113
Average amount per pre-need contract (excluding interest)	$2,924	$3,084

Number of at-need contracts written	6,989	8,433
Aggregate at-need contract amount, in thousands	$9,874	$12,174
Average amount per at-need contract	$1,413	$1,444

(1)	Net of cancellations. Counts the sale of a double-depth burial lot as the sale of two interment rights.

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Cemetery Revenues. Cemetery revenues were $27.5 million in the first quarter of 2007, an increase of $2.3 million, or 9.1%, as compared to $25.2 million in the first quarter of 2006. Cemetery revenues from pre-need sales, including interest income from pre-need installment contracts and investment income from trusts, were $16.0 million in the first quarter of 2007, an increase of $1.2 million, or 8.1%, as compared to $14.8 million in the first quarter of 2006. The increase primarily resulted from increased lot sales ($0.2 million) and additional vault casket deliveries ($0.7 million), offset by a decrease in marker and marker base deliveries of $0.3 million. Total revenues from merchandise and perpetual care trusts for the first quarter of 2007 were $3.4 million, an increase of $0.6 million or 21.4%, as compared to $2.8 million during the same period in 2006.

Cemetery revenues from at-need sales in the first quarter of 2007 were $11.2 million, an increase of $2.0 million, or 21.7%, as compared to $9.2 million in the first quarter of 2006. The increase in cemetery revenues from at-need sales was primarily attributable to higher sales of openings and closings of $0.8 million, higher sales of monument bases and markers of $0.6 million, higher sales of lots of $0.2 million, higher sales of mausoleums of $0.2 million and higher sales of vaults of $0.2 million.

Other cemetery revenues were $0.3 million in the first quarter of 2007, a decrease of $0.4 million or 57.1%, as compared to $0.7 million in the first quarter of 2006. The decrease is related to a decrease in excess land sold of $0.5 million during the quarter as compared to the same quarter last year.

The first quarter increases in almost all revenue components are primarily related to our acquisition of 21 cemeteries and 14 funeral homes from Service Corporation International in September 2006.

Costs of Goods Sold. Cost of goods sold was $3.9 million in the first quarter of 2007, an increase of $0.4 million, or 11.4%, as compared to $3.5 million in the first quarter of 2006 due to the composition of the items serviced during the period. As a percentage of cemetery revenues, cost of goods sold was 14.2% in the first quarter of 2007 an increase of 0.3% from 13.9% in the first quarter of 2006.

Cemetery Expense. Total selling expense was $6.8 million in the first quarter of 2007, an increase of $1.2 million, or 21.4%, as compared to $5.6 million in the first quarter of 2006. Sales commissions and other compensation expenses contributed $4.8 million to total selling expense during the first quarter of 2007, an increase of $0.4 million, or 8.3%, compared to $4.4 million in the first quarter of 2006. As a percentage of pre-need sales, sales commissions and other compensation expenses were 30.0% in the first quarter of 2007, an increase of 0.3% from the first quarter of 2006.

Selling Expense. Cemetery expense was $6.2 million in the first quarter of 2007, an increase of $0.6 million, or 10.7%, as compared to $5.6 million in the first quarter of 2006. This increase was primarily due to an increase in cemetery labor costs of $0.6 million.

General and Administrative Expense. General and administrative expense was $3.7 million in the first quarter of 2007, an increase of $0.6 million, or 19.4%, as compared to $3.1 million in the first quarter of 2006. The increase was primarily attributable to an increase in office salaries of $0.3 million and an increase in insurance costs of $0.2 million.

Funeral Home Revenues and Expense. Funeral home revenues were $3.0 million in the first quarter of 2007, an increase of $1.5 million, or 100.0%, as compared to $1.5 million in the first quarter of 2006. The primary reason for the increase was an increase in the number of services performed, 866 in the first quarter of 2007 compared to 342 in the first quarter of 2006. Funeral home expenses were $2.1 million in the first quarter of 2007, an increase of $1.0 million, or 90.9%, as compared to $1.1 million in the first quarter of 2006. The majority of all increases in funeral home revenue and expenses are attributable to our acquisition of 21 cemeteries and 14 funeral homes from Service Corporation International in September 2006.

Corporate Overhead. Corporate overhead was $5.3 million in the first quarter of 2007, an increase of $1.5 million, or 39.5%, as compared to $3.8 million in the first quarter of 2006. The increase was primarily attributable to $1.2 million in additional non-cash expenses resulting from a grant of stock-based compensation under our Long-Term Incentive Plan program in November of 2006 which will be expensed over the vesting term in accordance with FAS 123R.

Depreciation and Amortization. Depreciation and amortization was $0.9 million in the first quarter of 2007, essentially unchanged from the first quarter of 2006.

Interest Expense. Interest expense was $2.0 million in the first quarter of 2007, an increase of $0.3 million, or 17.6%, as compared to $1.7 million in the first quarter of 2006. This increase is attributable to $16.2 million increase in debt outstanding at March 31, 2007.

Provision (Benefit) for Income Taxes. Provision for income taxes was $0.2 million in the first quarter of 2007 as compared to a provision for income taxes of $0.5 million during the first quarter of 2006. The change in provision for income taxes was primarily due to the decrease in operating profit at our non-qualified locations attained during the first quarter of 2007.

Net Income(Loss). Net loss was $0.7 million during the first quarter of 2007, a decrease of $1.6 million, or 177.8%, as compared to a net income of $0.9 million during the first quarter of 2006. The increase was primarily attributable to $1.2 million in additional non-cash expenses resulting from an equity grant under our Long-Term Incentive Plan in November of 2006 and increased fixed expenses related to the properties we acquired in September 2006 that were not fully integrated into our system as of the end of the quarter.

Deferred Cemetery Revenue, net. Deferred cemetery revenues, net, increased $11.4 million, or 5.8% in the first quarter of 2007, from $196.1 million as of December 31, 2006 to $207.5 million as of March 31, 2007. In the comparable period in 2006, deferred cemetery revenues, net, increased $5.2 million, or 3.1%, from $167.8 million as of December 31, 2005 to $173.0 million as of March 31, 2006. The net increase in the quarter ended March 31, 2007 was primarily attributable to an increase in sales of pre-need cemetery products and services that were not delivered or performed in the quarter ended March 31, 2007 and our September 2006 acquisition. In the three months ended March 31, 2007, we added $20.1 million in pre-need sales of cemetery merchandise and services, net of deferred costs and cancellations, to our pre-need sales backlog which was offset by revenues recognized, net of costs, of $8.9 million, including accumulated merchandise trust earnings related to the delivery and performance of pre-need cemetery merchandise and services. In the three months ended March 31, 2006, we added $14.5 million in pre-need sales of cemetery merchandise and services, net of deferred costs and cancellations, to our pre-need sales backlog which was offset by revenues recognized, net of costs, of $9.0 million, including accumulated merchandise trust earnings related to the delivery and performance of pre-need cemetery merchandise and services.

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

We believe that cash generated from operations and our borrowing capacity under our credit facility, which is discussed below, will be sufficient to meet our working capital requirements, anticipated capital expenditures and scheduled debt payments for the foreseeable future. In 2007, we anticipate that we will spend $2.8 million for the construction of mausoleums. Additionally, we anticipate ongoing annual capital expenditure requirements of between approximately $1.7 million and $2.9 million for the foreseeable future, of which between $1.1 million and $2.1 million is for maintenance of our existing cemeteries and between $0.6 million and 0.8 million is for mausoleum and lawn crypt construction and other expansion, excluding acquisitions. The estimate for cemetery maintenance capital expenditures would increase if we were to acquire additional cemetery properties.

One of our goals is to grow through the acquisition of high-quality cemetery properties. On November 1, 2005, StoneMor acquired 22 cemeteries and six funeral homes from Service Corporation International (NYSE: SCI) for $12.93 million. StoneMor paid $7.03 million in cash and 280,952 StoneMor common units representing limited partner interests, representing the additional $5.9 million. In addition, StoneMor assumed the merchandise and service liabilities associated with certain pre-arranged bonded contracts related to the properties. Additionally, on September 28, 2006, we completed the acquisition of 21 cemeteries and 14 funeral homes from Service Corporation International (NYSE: SCI) and its affiliates for $11.8 million. We paid $5.9 million in cash and 275,046 in common units representing limited partner interests, representing the additional $5.9 million. We acquired two additional cemeteries during the fourth quarter of 2006 with an aggregate purchase price of approximately $1.3 million.

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

Cash Flow from Operating Activities. Cash flows provided by operating activities were $1.4 million in the first three months of 2007 compared to cash flows provided by operating activities of $2.6 million during the first three months of 2006. Cash flows provided by operating activities in the first three months of 2007 decreased from the cash flows provided by operating activities in the first three months of 2006 primarily due to an increase in accounts receivable which is associated with increases in sales of pre-need contracts that we entered into during the quarter. Additionally, we recognized a net loss in the first three months of 2007 as compared to net income in the first three months of 2006. This decrease in cash flows from operating activities was partially offset by an increase in deferred revenue. Additionally, we used approximately $2.4 million in additional cash to reduce our outstanding accounts payable and accrued liabilities.

Cash Flow from Investing Activities. Net cash used in investing activities was $1.7 million in the first three months of 2007, an increase of $2.0 million, as compared to cash provided investing activities of $0.3 million in the first three months of 2006. This increase in cash used in investing activities was primarily attributable to the $2.1 million sale of one of our funeral homes in the first three months of 2006. We did not sell any locations in the first three months of 2007.

Cash Flow from Financing Activities. Net cash used in financing activities was $3.1 million in the first three months of 2007 as compared to cash used in financing activities of $3.1 million in the first three months of 2006. The cash flow used in financing activities in the first quarter of 2007 was primarily attributable to the February unit holder distributions of $4.6 million offset by increased net borrowings from our long-term debt facilities of $1.5 million. The cash flow used in financing activities in the first quarter of 2006 was primarily attributable to the February unit holder distributions of $4.2 million partially offset by increased borrowings from our revolving credit facility of $1.1 million.

Credit Facility. Concurrent with the closing of our initial public offering in September 2004, StoneMor Operating LLC, which is our operating company, and its present and future subsidiaries, all as borrowers, entered into a new $35.0 million credit agreement. The credit agreement consists of a $12.5 million revolving credit facility and a $22.5 million acquisition line of credit. Borrowings under our revolving credit facility were originally due and payable three years after the date of the credit agreement, and borrowings under the acquisition facility were originally due and payable four years after the date of the credit agreement. On September 28, 2006, we entered into a second amendment to the credit agreement which extended the due date on both credit lines to September 20, 2009. On May 7, 2007, we entered into a third amendment of the credit facility which increased the revolving credit line to $17.5 million and reduced the acquisition line of credit to $17.5 million. We may prepay all loans under the credit agreement at any time without penalty, although our acquisition line may be subject to hedging arrangements with attendant termination fees. Any amounts repaid on the acquisition line cannot be reborrowed. We are required to reduce borrowings under our revolving credit facility that are designated for the purpose of funding a regularly scheduled quarterly distribution to the unitholders to not more than $5.0 million for a period of at least 30 consecutive days at least once during each consecutive 12-month period prior to the maturity of the revolving credit facility. As of March 31, 2007, we had outstanding borrowings of $9.4 million under our revolving credit line. As of March 31, 2007, we had $15.3 million outstanding under our acquisition line of credit from which we borrowed $5.25 million for the acquisition of 22 cemeteries and 6 funeral homes from Service Corporation International in November 2005 and $9.0 million for the acquisition of 21 cemeteries and 14 funeral homes from Service Corporation International, joined by certain of its affiliated entities, in September 2006.

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

Our obligations under the revolving facility are secured by a first priority lien and security interest in specified receivable rights, whether then owned or thereafter acquired, of the borrowers and the guarantors and by a first priority lien and security interest in substantially all assets other than those receivable rights of the borrowers and the guarantors, excluding trust accounts and certain proceeds required by law to be placed into such trust accounts and funds held in trust accounts, our general partner’s general partner interest in the partnership and our general partner’s incentive distribution rights under our partnership agreement. These assets will secure the acquisition facility and our senior secured notes, as described below under “—Senior Secured Notes.” The specified receivable rights include all accounts and other rights to payment arising under customer contracts or agreements (other than amounts required to be deposited into merchandise and perpetual care trusts) or management agreements, and all inventory, general intangibles and other rights reasonably related to the collection and performance of these accounts and rights to payment.

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

The credit agreement was amended in November 2004 to amend the leverage ratio from 3.5 to 1 to 3.75 to 1 until September 30, 2005 at which time it reverted back to 3.5 to 1. As of March 31, 2007, the Company was in compliance with all debt covenants.

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

The senior secured notes rank pari passu with all of our other senior secured debt, including the revolving credit facility and the acquisition facility, subject to the description of the collateral securing the senior secured notes described below. The senior secured notes are guaranteed by the partnership, our general partner and any future subsidiaries of our operating company. Obligations under the senior secured notes are secured by a first priority lien and security interest covering substantially all of the assets of the issuers, whether then owned or thereafter acquired, other than specified receivable rights, excluding trust accounts and certain proceeds required by law to be placed in such trust accounts and funds held in trust accounts, our general partner’s general partner interest in the Partnership and our general partner’s incentive distribution rights under our partnership agreement, and a first priority lien and security interest covering those specified receivable rights, each as described above, of the issuers and the guarantors, whether then owned or thereafter acquired.

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

The note purchase agreement was amended in November 2004 to amend the leverage ratio from 3.5 to 3.75 to 1 until September 30, 2005 at which time it reverted back to 3.5 to 1. As of March 31, 2007, the Company was in compliance with all debt covenants.

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

Capital Expenditures

The following table summarizes total maintenance capital expenditures and expansion capital expenditures, including for the construction of mausoleums and for acquisitions, for the periods presented (in thousands):

	Three Months Ended March 31,
	2006	2007
Maintenance capital expenditures	$922	$1,170
Expansion capital expenditures	878	495

Total capital expenditures	$1,800	$1,665

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

Interest-bearing Investments. Our fixed-income securities subject to market risk consist primarily of investments in merchandise trusts and perpetual care trusts. As of March 31, 2007, fixed-income securities represented 33.7% of the funds held in merchandise trusts and 61.7% of the funds held in perpetual care trusts. The aggregate quoted market value of these fixed-income securities was $53.7 million and $106.6 million in merchandise trusts and perpetual care trusts, respectively, as of March 31, 2007. Each 1% change in interest rates on these fixed-income securities would result in changes of approximately $0.5 million and $1.1 million in the fair market values of the securities held in merchandise trusts and perpetual care trusts, respectively, based on discounted expected future cash flows. If these securities are held to maturity, no change in fair market value will be realized.

Our money market and other short-term investments subject to market risk consist primarily of investments held in merchandise trusts and perpetual care trusts. As of March 31, 2007, these investments accounted for approximately 9.4% and 6.3% of the funds held in merchandise trusts and perpetual care trusts, respectively. The fair market value of these investments was $15.1 million and $10.9 million in merchandise trusts and perpetual care trusts, respectively, as of March 31, 2007. Each 10% change in average interest rates applicable to these investments would result in changes of approximately $1.5 million and $1.1 million, respectively; in the aggregate fair market values of the perpetual care investments and the merchandise trust investments.

Marketable Equity Securities. Our marketable equity securities subject to market risk consist primarily of investments held in merchandise trusts and in the case of perpetual care trusts, investments in real estate investment trusts, or REITs. As of March 31, 2007, marketable equity securities represented 56.5% of funds held in merchandise trusts and 32.0% of funds held in perpetual care trusts. The aggregate fair market value of these marketable equity securities was $90.4 million and $55.2 million in merchandise trusts and perpetual care trusts, respectively, as of March 31, 2007, based on final quoted sales prices. Each 10% change in the average market prices of the equity securities would result in a change of approximately $9.0 million and $5.5 million in the fair market value of securities held in merchandise trusts and perpetual care trusts, respectively.

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

•	Provide specific guidelines for each investment manager. These guidelines control the level of overall risk and liquidity assumed in their portfolio;

•	Appoint first-party investment advisors to oversee the specific investment managers and advise our Trust and Compliance Committee; and

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

Debt Instruments. Our credit facility bears interest at a floating rate, based on LIBOR, which is adjusted quarterly. This credit facility will subject us to increases in interest expense resulting from movements in interest rates. As of March 31, 2007, we had outstanding borrowings of $9.4 million under our revolving credit line. As of March 31, 2007, we had $15.3 million outstanding under our acquisition line of credit from which we borrowed $5.25 million for the acquisition of 22 cemeteries and 6 funeral homes from Service Corporation International in November 2005 and $9.0 million for the acquisition of 21 cemeteries and 14 funeral homes from Service Corporation International, joined by certain of its affiliated entities, in September 2006.

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

Changes in Internal Control over Financial Reporting

To remediate the material weakness disclosed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2006, related to the recognition of revenue from pre-need burial vaults, the Company has made changes to its automated revenue recognition systems which capture revenue recognition events that were previously excluded.

The Company’s management believes that the procedures described above have remediated the material weaknesses identified.

Except as described above, there have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risk factors in our Annual Report on Form 10-K have not materially changed. The risks described in our Annual Report on Form 10-K, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including the risks faced by us described in our Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits

The following documents are filed as exhibits to this quarterly report on Form 10-Q.

Exhibit Number	Description
3.1	Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of the Partnership dated February 27, 2007 (incorporated by reference to Exhibit 3.3 of Registrant’s Current Report on Form 8-K filed on February 28, 2007).

10.1	Form of Indemnification Agreement by and between StoneMor GP LLC and Howard Carver, Peter Grunebaum, effective February 16, 2007 (incorporated by reference to Exhibit 10.9 of Registrant’s Current Report on Form 8-K filed on September 30, 2004).

10.2	Third Amendment to Credit Agreement, dated May 7, 2007, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC and its subsidiaries set forth on the signature page to the Third Amendment to the Credit Agreement, the Lenders party to the Third Amendment to the Credit Agreement and Bank of America, N.A., as Administrative Agent for the benefit of the Lenders, as Collateral Agent for the benefit of the Lenders and other Secured Creditors, as Swingline Lender and as Letter of Credit Issuer.

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of William R. Shane, Executive Vice President and Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith)

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of William R. Shane, Executive Vice President and Chief Financial Officer (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STONEMOR PARTNERS L.P.
By: StoneMor GP LLC
its general partner

May 10, 2007	/s/ Lawrence Miller
Lawrence Miller
Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

May 10, 2007	/s/ William R. Shane
William R. Shane
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description
3.1	Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of the Partnership dated February 27, 2007 (incorporated by reference to Exhibit 3.3 of Registrant’s Current Report on Form 8-K filed on February 28, 2007).

10.1	Form of Indemnification Agreement by and between StoneMor GP LLC and Howard Carver, Peter Grunebaum, effective February 16, 2007 (incorporated by reference to Exhibit 10.9 of Registrant’s Current Report on Form 8-K filed on September 30, 2004).

10.2	Third Amendment to Credit Agreement, dated May 7, 2007, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC and its subsidiaries set forth on the signature page to the Third Amendment to the Credit Agreement, the Lenders party to the Third Amendment to the Credit Agreement and Bank of America, N.A., as Administrative Agent for the benefit of the Lenders, as Collateral Agent for the benefit of the Lenders and other Secured Creditors, as Swingline Lender and as Letter of Credit Issuer.

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of William R. Shane, Executive Vice President and Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith)

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of William R. Shane, Executive Vice President and Chief Financial Officer (furnished herewith)