Form 10-Q
period 2007-06-30
STONEMOR PARTNERS LP
filed 2007-08-09
CIK 1286131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark	One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

The number of the registrant’s outstanding common units at August 9, 2007 was 4,795,750.

Index – Form 10-Q

Part I – Financial Information

Item 1.	Financial Statements

StoneMor Partners L.P.

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	December 31, 2006	June 30, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,914	$11,559
Accounts receivable, net of allowance	22,968	25,962
Prepaid expenses	2,801	3,119
Other current assets	2,533	4,023

Total current assets	38,216	44,663

LONG-TERM ACCOUNTS RECEIVABLE—net of allowance	36,878	37,510
CEMETERY PROPERTY	171,714	170,015
PROPERTY AND EQUIPMENT, net of accumulated depreciation	29,027	28,166
MERCHANDISE TRUSTS, restricted, at fair value	147,788	154,589
PERPETUAL CARE TRUSTS, restricted, at fair value	168,631	170,027
DEFERRED FINANCING COSTS—net of accumulated amortization	1,242	1,137
DEFERRED SELLING AND OBTAINING COSTS	33,478	34,966
OTHER ASSETS	51	162

TOTAL ASSETS	$627,025	$641,235

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$11,345	$10,228
Accrued interest	361	390
Current portion, long-term debt	1,388	1,179

Total current liabilities	13,094	11,797

LONG-TERM DEBT	102,104	106,881
DEFERRED CEMETERY REVENUES, net	196,103	205,356
MERCHANDISE LIABILITY	45,805	51,094

TOTAL LIABILITIES	357,106	375,128

COMMITMENTS AND CONTINGENCIES NON-CONTROLLING INTEREST IN PERPETUAL CARE TRUSTS	168,631	170,027

PARTNERS’ EQUITY
General partner	1,382	1,278
Limited partners:
Common	71,700	68,991
Subordinated	28,206	25,811

Total partners’ equity	101,288	96,080

TOTAL LIABILITIES AND PARTNERS’ EQUITY	$627,025	$641,235

See Accompanying Notes to the Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statement of Operations

(in thousands, except unit data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
Revenues:
Cemetery	$27,163	$38,161	$52,355	$65,671
Funeral home	1,129	2,503	2,589	5,533

Total revenues	28,292	40,664	54,944	71,204

Costs and Expenses:
Cost of goods sold (exclusive of depreciation shown separately below):
Land and crypts	1,416	1,731	2,863	3,020
Perpetual care	847	952	1,583	1,840
Merchandise	1,416	3,000	2,689	4,727
Cemetery expense	6,366	7,876	12,002	14,660
Selling expense	5,772	8,471	11,419	14,715
General and administrative expense	3,086	3,693	6,150	7,431
Corporate overhead (including $2,339 in stock-based compensation in 2007)	4,426	4,951	8,234	10,233
Depreciation and amortization	925	915	1,746	1,789
Funeral home expense	961	2,045	2,054	4,148

Total cost and expenses	25,215	33,634	48,740	62,563

OPERATING PROFIT	3,077	7,030	6,204	8,641
INTEREST EXPENSE	1,782	2,132	3,515	4,178

INCOME BEFORE INCOME TAXES	1,295	4,898	2,689	4,463

INCOME TAXES:
State	112	145	255	278
Federal	103	90	413	173

Total income taxes	215	235	668	451

NET INCOME	$1,080	$4,663	$2,021	$4,012

General partner’s interest in net income for the period	$22	$93	$40	$80

Limited partners’ interest in net incomefor the period
Common	$546	$2,426	$1,023	$2,087
Subordinated	$512	$2,144	$958	$1,845

Net income per limited partner unit (basic and diluted)	$.12	$.54	$.23	$.46
Weighted average number of limited partners’ units outstanding (basic and diluted)	8,760	9,036	8,760	9,036

See Accompanying Notes to the Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statement of Partners’ Equity

(in thousands)

(unaudited)

	Partners’ Capital
	Limited Partners			General Partner
	Common	Subordinated	Total		Total

Balance, December 31, 2006	$71,700	$28,206	$99,906	$1,382	$101,288

Net loss	(339)	(299)	(638)	(13)	(651)
Cash distribution	(2,398)	(2,120)	(4,518)	(92)	(4,610)

Balance, March 31, 2007	$68,963	$25,787	$94,750	$1,277	$96,027
Net Income	2,426	2,144	4,570	93	4,663
Cash distribution	(2,398)	(2,120)	(4,518)	(92)	(4,610)

Balance, June 30, 2007	$68,991	$25,811	$94,802	$1,278	$96,080

See Accompanying Notes to the Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statement of Cash Flows

(in thousands)

(unaudited)

	Six months ended June 30,
	2006	2007
OPERATING ACTIVITIES:
Net income	$2,021	$4,012
Adjustments to reconcile net income to net cash provided by operating activity:
Cost of lots sold	2,210	2,350
Depreciation and amortization	1,746	1,789
Stock-based compensation	—	2,339
Other non cash	303	—
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	125	(5,151)
Allowance for doubtful accounts	784	1,524
Merchandise trust fund	(869)	(292)
Prepaid expenses	(320)	(317)
Other current assets	(14)	(452)
Other assets	(57)	(116)
Accounts payable and accrued and other liabilities	(1,940)	(2,609)
Deferred selling and obtaining costs	(1,686)	(1,292)
Deferred cemetery revenue	6,399	8,148
Merchandise liability	(3,243)	(202)

Net cash provided by operating activities	5,459	9,731

INVESTING ACTIVITIES:
Cost associated with potential acquisitions	(884)	(1,036)
Additions to cemetery property	(2,468)	(1,161)
Divestiture of funeral home	2,091	—
Addtitions to property and equipment	(1,527)	(972)

Net cash used in investing activities	(2,788)	(3,169)

FINANCING ACTIVITIES:
Cash distribution	(8,538)	(9,220)
Additional borrowings on long-term debt	4,376	5,490
Repayments of long-term debt	(610)	(921)
Cost of financing activities	—	(266)

Net cash used in financing activities	(4,772)	(4,917)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,101)	1,645
CASH AND CASH EQUIVALENTS—Beginning of period	6,925	9,914

CASH AND CASH EQUIVALENTS—End of period	$4,824	$11,559

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$3,460	$4,586

Cash paid during the period for income taxes	$3,024	$1,879

See Accompanying Notes to the Condensed Consolidated Financial Statements.

1. NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. StoneMor Partners L.P. (“StoneMor”, the “Partnership” or the “Company”) headquartered in Bristol, Pennsylvania, is an owner and operator of cemeteries in the United States, with 178 cemeteries and 27 funeral homes in 21 states. StoneMor is the only publicly traded deathcare company structured as a partnership.

Interim Financial Data—The interim financial data are unaudited. However, in the opinion of management, the interim financial data as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for a full year.

Summary of Significant Accounting Policies—Significant accounting policies followed by the Company, as summarized below, are in conformity with accounting principles generally accepted in the United States of America.

Principles of Consolidation—The condensed consolidated financial statements include the accounts of each of the Company’s subsidiaries. These statements also include the accounts of the merchandise and perpetual care trusts in which the Company has a variable interest and is the primary beneficiary. The operations of the 6 managed cemeteries that the Company operates under long-term management contracts are also consolidated in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46 revised (“FIN 46R”), Consolidation of Variable Interest Entities: an Interpretation of Accounting Research Bulletin (“ARB”) No. 51.

Total revenues derived from the cemeteries under long-term management contracts totaled approximately $4.8 million and $5.5 million for the three months ended June 30, 2006 and 2007, respectively and $10.7 million and $11.1 million for the six months ended June 30, 2006 and 2007, respectively.

Cemetery Operations—Sales of at-need cemetery interment rights, merchandise and services are recognized when the service is performed or merchandise is delivered. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (“SAB No. 104”), and the retail land sales provisions of Statement of Financial Accounting Standards No. 66, Accounting for the Sale of Real Estate (“SFAS No. 66”), revenues from pre-need sales of burial lots and constructed mausoleum crypts and lawn crypts are deferred until at least 10% of the sales price has been collected. At the time of the sale, an allowance for customer cancellations is established, which reduces the amount of accounts receivable, net and deferred cemetery revenues, net or cemetery revenue recognized, based on management’s estimates of expected cancellations and historical experiences. Historically, the cancelled contracts represent approximately 10% of the pre-need sales (based on contract dollar amounts). Revenues from the pre-need sale of unconstructed mausoleum and lawn crypts are deferred until at least 10% of the sales price has been collected, at which point revenues are recognized using the percentage-of-completion method of accounting, also in accordance with SFAS No. 66. Revenues related to the pre-need sale of merchandise and services are deferred until such merchandise is delivered (title has transferred to the customer and the merchandise is either installed or stored, at the direction of the customer, at the vendor’s warehouse or a third-party warehouse at no additional cost to us) or such services are performed.

The Company also defers certain pre-need cemetery and prearranged funeral direct obtaining costs that vary with and are primarily related to the acquisition of new pre-need cemetery and prearranged funeral business. Such costs are accounted for under the provisions of SFAS No. 60, Accounting and Reporting by Insurance Enterprises (“SFAS No. 60”), and are expensed as revenues are recognized.

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

The Company records a merchandise liability at the time it enters into a pre-need contract with a customer at the estimated cost to purchase the merchandise or provide the service. The merchandise liability is reduced when payment for the merchandise is made by the Company and title to the merchandise is transferred to the customer. The merchandise liability is also reduced when the contracted service is performed by the Company. Allowances for customer cancellations arising from non-payment are provided at the date of sale based upon management’s estimates of expected cancellations and historical experience. Actual cancellation rates in the future may result in a change in estimate. Actual cancellations did not vary significantly from the estimates of expected cancellations at June 30, 2006 and June 30, 2007.

Pursuant to state law, a portion of the proceeds from cemetery merchandise or services sold on a pre-need basis is required to be paid into merchandise trusts. The Company defers investment earnings generated by the assets in these merchandise trusts (including realized gains and losses) until the associated merchandise is delivered or the services are performed. The fair value of the funds held in merchandise trusts at December 31, 2006 and June 30, 2007 was approximately $147.8 million and $154.6 million, respectively (see Note 5). A portion of the proceeds from the sale of cemetery property is required by state law to be paid into perpetual care trusts. Earnings from the perpetual care trusts are recognized in current cemetery revenues and are used to defray cemetery maintenance costs, which are expensed as incurred. Funds held in perpetual care trusts at December 31, 2006 and June 30, 2007 were $168.6 million and $170.0 million, respectively (see Note 6).

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

Inventories—Inventories, classified as other current assets on the Company’s condensed consolidated balance sheets, include cemetery and funeral home merchandise and are valued at the lower of cost or net realizable value. Cost is determined primarily on a specific identification basis on a first-in, first-out basis. Inventories were approximately $2.2 million and $2.5 million at December 31, 2006 and June 30, 2007, respectively.

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

For the three months ended June 30, 2006 and 2007, depreciation expense was $0.7 million and $0.7 million, respectively. For the six months ended June 30, 2006 and 2007, depreciation expense was $1.4 million and $1.4 million, respectively.

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

New Accounting Pronouncements

In July 2006, the FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109” (“Interpretation 48”). Interpretation 48, which clarifies Statement 109, Accounting for Income Taxes, establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in the Company’s financial statements. On initial application, Interpretation 48 will be applied to all tax positions for which the statute of limitations remains open. Only tax positions that meet the more-likely-than-not recognition threshold at the adoption date will be recognized or continue to be recognized. The cumulative effect of applying Interpretation 48 will be reported as an adjustment to retained earnings at the beginning of the period in which it is adopted. Interpretation 48 was effective for fiscal years beginning after December 15, 2006. The adoption of Interpretation 48 did not have a significant effect on the Company’s financial statements or its ability to comply with its current debt covenants. See Note 8.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“ FAS 157”). FAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. FAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. FAS 157 does not expand or require any new fair value measures, however the application of this statement may change current practice. The requirements of FAS 157 are effective for our fiscal year beginning January 1, 2008. StoneMor is in the process of evaluating this guidance and therefore has not yet determined the impact that FAS 157 will have on its financial statements upon adoption.

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

In February 2007, the FASB issued SFAS No. 159, “Establishing the Fair Value Option for Financial Assets and Liabilities”, to permit all entities to choose to elect to measure eligible financial instruments at fair value. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, “Fair Value Measurements”. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. The Company is currently evaluating the impact of SFAS No. 159 on the consolidated financial statements.

Segment Reporting and Related Information— The Company has one reportable segment, death care services.

Disclosure of reported segment revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
	(in thousands)		(in thousands)
Revenues:
Cemetery:
Sales	$15,854	$24,769	$30,857	$40,799
Services and other	6,704	7,070	13,625	14,567
Investment, including realized gains from merchandise trusts and receivables	3,813	5,322	6,645	8,732
Deferred margin, recognized	792	1,000	1,228	1,573

	27,163	38,161	52,355	65,671
Funeral home revenues	1,129	2,503	2,589	5,533

Total revenues	$28,292	$40,664	$54,944	$71,204

2. LONG-TERM ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

Long-term accounts receivable, net, consist of the following:

	December 31, 2006	June 30, 2007

	(in thousands)
Customer receivables	$81,584	$87,378
Unearned finance income	(9,495)	(10,967)
Allowance for contract cancellations	(12,243)	(12,939)

	59,846	63,472
Less: current portion—net of allowance	22,968	25,962

Long-term portion—net of allowance	$36,878	$37,510

Activity in the allowance for contract cancellations is as follows:

	December 31, 2006	June 30, 2007
	(in thousands)
Balance—Beginning of period	$9,261	$12,243
Reserve on acquired contracts	926	—
Provision for cancellations	8,363	5,361
Charge-offs—net	(6,307)	(4,665)

Balance—End of period	$12,243	$12,939

3. CEMETERY PROPERTY

Cemetery property consists of the following:

	December 31, 2006	June 30, 2007

	(in thousands)
Developed land	$21,981	$20,677
Undeveloped land	114,175	114,175
Mausoleum crypts and lawn crypts	35,558	35,163

Total	$171,714	$170,015

4. PROPERTY AND EQUIPMENT

Major classes of property and equipment follow:

	December 31, 2006	June 30, 2007

	(in thousands)
Building and improvements	$29,202	$28,130
Furniture and equipment	21,966	21,901

	51,168	50,031
Less: accumulated depreciation	(22,141)	(21,865)

Property and equipment—net	$29,027	$28,166

5. PRE-NEED MERCHANDISE AND SERVICES AND MERCHANDISE TRUSTS.

Cemetery—In connection with the pre-need sale of cemetery interment rights, merchandise and services, the customer typically enters into an installment contract with the Company. The contract is usually for a period not to exceed 60 months with payments of principal and interest required. Interest is imputed for contracts that do not bear a market rate of interest (at a rate of 8.75% during the year ended December 31, 2006 and 9.75% during the six months ended June 30, 2007). The Company establishes an allowance for cancellations due to non-payment at the date of sale based on historic experience and management’s estimates. The allowance is reviewed quarterly and changes in estimates are reflected for current and prior contracts as a result of recent cancellation experience. Actual cancellation rates in the future may result in a change in estimate.

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

At December 31, 2006, the cost and market value associated with the assets held in merchandise trusts follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
	(in thousands)
Short-term investment	$19,423	$—	$—	$19,423
Fixed maturities:
U.S. Government and federal agency	3,572	7	(47)	3,532
U.S. State and local government agency	2,453	6	(33)	2,426
Corporate debt securities	3,875	62	(26)	3,911
Other debt securities	56,737	558	(1,067)	56,228

Total fixed maturities	66,637	633	(1,173)	66,097

Equity securities	57,471	5,365	(568)	62,268

Total	$143,531	$5,998	$(1,741)	$147,788

At June 30, 2007, the cost and market value associated with the assets held in merchandise trusts follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
	(in thousands)
Short-term investment	$9,561	$—	$—	$9,561
Fixed maturities:
U.S. Government and federal agency	3,560	2	(79)	3,483
U.S. State and local government agency	2,533	5	(47)	2,491
Corporate debt securities	3,872	52	(70)	3,854
Other debt securities	42,852	118	(57)	42,913

Total fixed maturities	52,817	177	(253)	52,741

Equity securities	86,845	6,040	(598)	92,287

Total	$149,223	$6,217	$(851)	$154,589

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at June 30, 2007 is presented below:

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(in thousands)
Fixed maturities:
U.S. Government and federal agency	$2,556	$57	$593	$22	$3,149	$79
U.S. State and local government agency	695	11	945	36	1,640	47
Corporate debt securities	1,774	50	576	20	2,350	70
Other debt securities	—	—	11,015	57	11,015	57

Total fixed maturities	5,025	118	13,129	135	18,154	253

Equity securities	3,991	247	9,122	351	13,113	598

Total	$9,016	$365	$22,251	$486	$31,267	$851

The Company considers various factors when considering if a decline in fair value of an asset is other than temporary, including but not limited to the length of time and magnitude of the unrealized loss; the volatility of the investment; the credit ratings of the issuers of the investments; and the Company’s intentions to sell or ability to hold the investments. At June 30, 2007, the Company has concluded that the declines in the fair values of the Company’s investments in fixed maturities and equity securities held by the merchandise trusts are temporary.

The Company deposited $3,078 and $5,223 and withdrew $4,592 and $10,774 from the trusts during the three month period ended June 30, 2006 and 2007, respectively. The company deposited $7,385 and $10,196 and withdrew $9,756 and $17,752 from the trusts during the six month period ended June, 2006 and 2007, respectively. During the three months ended June 30, 2006, purchase and sales of securities available for sale included in trust investments were $17,605 and $17,330, respectively. During the three months ended June 30, 2007, purchase and sales of securities available for sale included in trust investments were $47,062 and $53,840, respectively. During the six months ended June 30, 2006, purchase and sales of securities available for sale included in trust investments were $40,399 and $38,255, respectively. During the six months ended June 30, 2007, purchase and sales of securities available for sale included in trust investments were $82,844 and $84,639, respectively.

Funeral Home—Prearranged funeral home services provide for future funeral home services generally determined by prices prevailing at the time that the contract is signed. A portion of the payments made under funeral home pre-need contracts is placed in funeral trusts. Amounts used to defray the initial cost of administration are not placed in trust. The balance of the amounts in the trusts totaled approximately $1.8 million at December 31, 2006 and approximately $7.2 million at June 30, 2007 and are included within the merchandise trusts above. Funeral trust principal, together with investment earnings retained in trust, are deferred until the service is performed. Upon performance of the contracted funeral home service, the Company recognizes the funeral trust principal amount together with the accumulated trust earnings as funeral home revenues.

6. PERPETUAL CARE TRUSTS.

At December 31, 2006, the cost and market value associated with the assets held in perpetual care trust follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
	(in thousands)
Short-term investment	$18,092	$—	$—	$18,092
Fixed maturities:
U.S. Government and federal agency	6,239	19	(45)	6,213
U.S. State and local government agency	5,082	22	(20)	5,084
Corporate debt securities	14,796	337	(67)	15,066
Other debt securities	73,471	1,857	(84)	75,244

Total fixed maturities	99,588	2,235	(216)	101,607

Equity Securities	43,966	5,082	(116)	48,932

Total	$161,646	$7,317	$(332)	$168,631

At June 30, 2007, the cost and market value associated with the assets held in perpetual care trust follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
	(in thousands)
Short-term investment	$12,026	$—	$—	$12,026
Fixed maturities:
U.S. Government and federal agency	6,210	7	(111)	6,106
U.S. State and local government agency	4,780	11	(40)	4,751
Corporate debt securities	15,276	235	(274)	15,237
Other debt securities	74,063	3,197	(8)	77,252

Total fixed maturities	100,329	3,450	(433)	103,346

Equity Securities	49,718	5,329	(392)	54,655

Total	$162,073	$8,779	$(825)	$170,027

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at June 30, 2007 held in perpetual care trusts is presented below:

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(in thousands)
Fixed maturities:
U.S. Government and federal agency	$4,890	$105	$343	$6	$5,233	$111
U.S. State and local government agency	2,449	25	492	15	2,941	40
Corporate debt securities	7,270	221	1,677	53	8,947	274
Other debt securities	623	8	—	—	623	8

Total fixed maturities	15,232	359	2,512	74	17,744	433

Equity Securities	4,485	86	9,814	306	14,299	392

Total	$19,717	$445	$12,326	$380	$32,043	$825

The Company considers various factors when considering if a decline in fair value of an asset is other than temporary, including but not limited to the length of time and magnitude of the unrealized loss; the volatility of the investment; the credit ratings of the issuers of the investments; and the Company’s intentions to sell or ability to hold the investments. At June 30, 2007, the Company has concluded that the declines in the fair values of the Company’s investments in fixed maturities and equity securities held in perpetual care trusts are temporary.

The company deposited $1,126 and $996 and withdrew $1,435 and $1,012 from the trusts during the three months ended June 30, 2006 and 2007, respectively. The company deposited $2,152 and $2,228 and withdrew $3,633 and $3,647 from the trusts during the six months ended June 30, 2006 and 2007, respectively. During the three months ended June 30, 2006, purchase and sales of securities available for sale included in trust investments were $22,767 and $17,756, respectively. During the three months ended June 30, 2007, purchase and sales of securities available for sale included in trust investments were $25,903 and $25,224, respectively. During the six months ended June 30, 2006, purchase and sales of securities available for sale included in trust investments were $33,477 and $26,645, respectively. During the six months ended June 30, 2007, purchase and sales of securities available for sale included in trust investments were $135,242 and $116,642, respectively.

The Company recorded income from perpetual care trusts of $ $2.5 million and $4.4 million for the three and six months ended June 30, 2006, respectively and $2.5 million and $4.7 million during the same period of 2007. This income is classified as cemetery revenues in the consolidated statements of operations.

7. LONG-TERM DEBT

The following is a summary of debt outstanding at:

	December 31, 2006	June 30, 2007

	(in thousands)
Insurance premium financing, due in installments through September 2007 (4.75%)	433	258
Covenants not to compete due through August 2007 (non-interest bearing)	59	10
Vehicle Financing	50	79
Acquisition Credit Line, due September 2009 (interest rate—Libor + 3.5%)	15,550	15,113
Revolving Credit Line, due September 2009 (interest rate—Libor + 3.5%)	7,400	12,600
Senior secured notes, due 2009 (interest rate—7.66%)	80,000	80,000

Total	103,492	108,060
Less current portion	1,388	1,179

Long-term portion	$102,104	$106,881

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

On September 20, 2004, concurrent with the closing of the Partnership’s initial public offering, StoneMor Operating LLC and its subsidiaries entered into a new $35.0 million credit facility with a group of banks. This credit facility consists of a $12.5 million revolving credit line and a $22.5 million acquisition line of credit. Borrowings under the revolving credit line were originally due and payable on September 20, 2007, and borrowings under the acquisition line of credit were originally due and payable on September 20, 2008. On September 28, 2006, the Company entered into a second amendment of the credit facility which extended the due date on both lines of credit to September 20, 2009. On May 7, 2007, the Company entered into a third amendment of the credit facility which adjusted the credit facility by increasing the revolving credit line to $17.5 million and reducing the acquisition line of credit to $17.5 million until June 29, 2007. On June 29, 2007, the Company entered into a fourth amendment of the credit facility which extended the adjustment period of the third amendment from June 29, 2007 to July 31, 2007. On July 31, 2007, the Company entered into a fifth amendment of the credit facility which extended the adjustment period of the third amendment from June 29, 2007 to August 15, 2007. Depending on the type of loan, this credit facility bears interest at the Base Rate or the Eurodollar Rate, plus applicable margins ranging from 0.00% to 1% and 2.5% to 3.5% per annum, respectively, depending on our ratio of total debt to consolidated EBIDTA, as defined. The Base Rate is the higher of the federal funds rate plus 0.05% or the prime rate announced by Fleet National Bank, a Bank of America Company. The Eurodollar Rate is to be determined by the administrative agent according to the credit facility. As of June 30, 2007, we had outstanding borrowings of $12.6 million under our revolving credit line. As of June 30, 2007, we had $15.1 million outstanding under our acquisition line of credit from which we borrowed $5.25 million for the acquisition of 22 cemeteries and 6 funeral homes from Service Corporation International in November 2005 and $9.0 million for the acquisition of 21 cemeteries and 14 funeral homes from Service Corporation International, and certain other entities, in September 2006.

On April 3, 2007, StoneMor Operating LLC, a Delaware limited liability company (the “Operating Company”) and a wholly-owned subsidiary of StoneMor, entered into a commitment letter (the “Commitment Letter”) with Bank of America, N.A. (“Bank of America”) and Banc of America Securities LLC (“BAS”). On April 3, 2007, the Operating Company, Bank of America and BAS entered into a fee letter (the “Fee Letter”) in connection with and in consideration of agreements contained in the Commitment Letter. Bank of America is currently the administrative agent and one of the lenders under the credit agreement as described above.

Pursuant to the Commitment Letter, Bank of America has agreed to be the sole administrative agent for a $65.0 million senior secured credit facility to the Operating Company and all of its existing and future direct and indirect subsidiaries (collectively, the “Borrowers”) and has committed to lend to the Borrowers up to $25.0 million of the Senior Credit Facility, subject to certain terms and conditions. Additionally, BAS has undertaken to act as sole lead arranger and sole book manager for the senior credit facility and to use its best efforts to form a syndicate of financial institutions for the senior credit facility (including Bank of America) that is acceptable to the Borrowers (the “Lenders”).

The commitment of Bank of America and the undertaking of BAS to provide the services under the Commitment Letter are subject to the satisfaction of certain conditions precedent

The senior credit facility will consist of a (1) $25 million revolving credit facility with the term of maturity of 5 years, and (2) a $40 million acquisition facility, a term loan facility which may be borrowed in multiple drawdowns during the period from the closing date until the end of a ten year payment schedule. StoneMor and its general partner will serve as guarantors in connection with the Senior Credit Facility.

The proceeds of the senior credit facility are intended to be used (i) to refinance the Borrowers’ indebtedness under the 2004 credit facility described above; (ii) for working capital, capital expenditures, and other lawful corporate purposes; and (iii) to finance permitted acquisitions.

The Commitment Letter expired on March 31, 2007. On May 31, 2007 the Operating Company requested and received an extension of the Commitment Letter which extended the expiration date from March 31, 2007 to June 29, 2007. On June 21, 2007, the Operating Company requested and received an extension of the Commitment Letter from the extended expiration date of June 29, 2007 to July 31, 2007. On July 31, 2007, the Operating Company requested and received an extension of the Commitment Letter from the previous expiration date of July 31, 2007 to August 15, 2007.

Pursuant to the Fee Letter, the Operating Company is obligated to pay certain fees to Bank of America and BAS, for its account or for the account of the Lenders.

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

The agreements governing the revolving credit facility, the acquisition line of credit and the senior secured notes contain restrictive covenants that, among other things, prohibit distributions upon defined events of default, restrict investments and sales of assets and require us to maintain certain financial covenants, including specified financial ratios. As of June 30, 2007, the Company was in compliance with all debt covenants.

Deferred financing costs as of June 30, 2007 consisted of approximately $3.2 million of debt issuance costs, less accumulated amortization of approximately $2.1 million. These costs were incurred in connection with the issuance of the Company’s senior secured notes during September 2004.

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

The provision for income taxes for the three and six months ended June 30, 2006 and 2007, respectively is based upon the estimated annual effective tax rates expected to be applicable to the Company for 2006 and 2007, respectively.

In July 2006, the FASB issued Interpretation No. 48, which is applicable for fiscal years beginning after December 15, 2006. Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. Interpretation 48 prescribes a recognition threshold and measurement for financial statement recognition and measurement of a tax position reported or expected to be reported on a tax return. Interpretation 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. On January 1, 2007, the Company adopted Interpretation 48. Prior to the adoption of Interpretation 48, the Company’s policy was to recognize tax benefits of uncertain tax positions only if it was “probable” that the position would be sustained. Interpretation 48 requires application of a “more likely than not” threshold to the recognition and derecogntion of tax positions. As a result of the adoption of Interpretation 48, no additional adjustments were made to retained earnings for unrecognized tax benefits.

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

At June 30, 2007, the Company had no amounts recorded for uncertain tax positions, interest or penalties in the accompanying consolidated financial statements.

9. DEFERRED CEMETERY REVENUES – NET

In accordance with SAB No. 104, the Company defers the revenues and all direct costs associated with the sale of pre-need cemetery merchandise and services until the merchandise is delivered or the services are performed. The Company also defers the costs to obtain new pre-need cemetery and new prearranged funeral business as well as the investment earnings on the prearranged services and merchandise trusts (see Note 1). At December 31, 2006 and June 30, 2007, deferred cemetery revenues, net, consisted of the following:

	December 31, 2006	June 30, 2007
	(in thousands)
Deferred cemetery revenue	$149,327	$155,921
Deferred merchandise trust revenue	27,422	32,266
Deferred pre-acquisition margin	41,954	40,353
Deferred cost of good sold	(22,600)	(23,184)

Deferred cemetery revenues, net	$196,103	$205,356

Deferred selling and obtaining costs	$33,478	$34,966

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

Leases—At June 30, 2007, the Company was committed to operating lease payments for premises, automobiles and office equipment under various operating leases with initial terms ranging from one to five years and options to renew at varying terms. Expenses under operating leases were $0.4 million for the six months ended June 30, 2007 and $0.4 million for the six months ended June 30, 2006.

At June 30, 2007, operating leases will result in future payments in the following approximate amounts:

(in thousands)
2007	$357
2008	628
2009	600
2010	484
2011	426
Thereafter	879

Total	$3,374

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

11. PARTNERS EQUITY

Unit-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123R, which replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation (FAS 123)” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. Prior to January 1, 2006, the Company did not have any outstanding unit-based employee compensation grants.

Compensation expense recognized related to unit appreciation rights and restricted phantom unit awards is summarized in the table below:

	Six Months Ended June 30,
(in thousands)	2006	2007
Unit appreciation rights	$0	$85
Restricted phantom units	0	2,254

Total unit-based compensation expense	$0	$2,339

As of June 30, 2007, there was $0.2 million of unrecognized pretax compensation cost related to nonvested unit appreciation rights and $4.7 million of unrecognized pretax compensation cost related to nonvested restricted phantom units.

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

When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2006. We assume no obligation to publicly update or revise any forward-looking statements made herein or any other forward-looking statements made by us, whether as a result of new information, future events or otherwise.

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

Cornerstone was founded in 1999 by members of our management team and a private equity investment firm, which we refer to as McCown De Leeuw, in order to acquire a group of 123 cemetery properties and 4 funeral homes. Since that time, Cornerstone, succeeded by StoneMor, acquired 57 additional cemeteries and 22 funeral homes, built two funeral homes, exited from one management contract and sold one cemetery and one funeral home.

On September 20, 2004, StoneMor completed its initial public offering of 3,675,000 common units at a price of $20.50 per unit representing a 42.5% interest in us. On September 23, 2004, StoneMor sold an additional 551,250 common units to the underwriters in connection with the exercise of their over-allotment option and redeemed an equal number of common units from CFSI LLC at a cost of $5.3 million, making a total of 4,239,782 common units outstanding. Total gross proceeds from these sales were $86.6 million, before offering costs and underwriting discounts. The net proceeds to the Partnership, after deducting underwriting discounts but before paying offering costs, from these sales of common units was $80.8 million. Concurrent with the initial public offering, the Partnership’s wholly owned subsidiary, StoneMor Operating LLC, and its subsidiaries, all as borrowers, issued and sold $80.0 million in aggregate principal amount of senior secured notes in a private placement and entered into a $12.5 million revolving credit facility and a $22.5 million acquisition facility with a group of banks, which were subsequently adjusted as discussed below. The net proceeds of the initial public offering and the sale of senior secured notes were used to repay the debt and associated accrued interest of approximately $135.1 million of CFSI LLC and $15.7 million of fees and expenses associated with the initial public offering and the sale of senior secured notes. The remaining funds have been used for general partnership purposes, including the construction of mausoleum crypts and lawn crypts, the purchases of equipment needed to install burial vaults and the acquisition of cemetery and funeral home locations.

We are an owner and operator of cemeteries in the United States of America. As of June 30, 2007, the Company operated 178 cemeteries in 21 states, located primarily in the eastern United States of America. The Company owns 172 of these cemeteries and operates the remaining 6 under long-term management agreements with cemetery associations that own the cemeteries. As a result of the agreements and other control arrangements, StoneMor consolidates the results of the 6 managed cemeteries in our historical consolidated financial statements.

StoneMor sells cemetery products and services both at the time of death, which the Company refers to as at-need, and prior to the time of death, which the Company refers to as pre-need. During the first six months of 2007, StoneMor performed approximately 14,800 burials and sold more than 11,700 interment rights (net of cancellations) compared to 12,600 and 7,900, respectively, for the same period of 2006.

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

For additional information about, among other things, our pre-need sales, at-need sales, trusting requirements, cash flow, expenses and operations, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in our annual report on Form 10-K/A for the fiscal year ended December 31, 2006 and our other reports and statements filed with the SEC.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued Interpretation 48, “Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109” (“Interpretation 48”). Interpretation 48, which clarifies Statement 109,” Accounting for Income Taxes”, establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in the Company’s financial statements. On initial application, Interpretation 48 will be applied to all tax positions for which the statute of limitations remains open. Only tax positions that meet the more-likely-than-not recognition threshold at the adoption date will be recognized or continue to be recognized. The cumulative effect of applying Interpretation 48 will be reported as an adjustment to retained earnings at the beginning of the period in which it is adopted. Interpretation 48 was effective for fiscal years beginning after December 15, 2006. The adoption of Interpretation 48 did not have a significant effect on our financial statements or our ability to comply with its current debt covenants. See Note 8.

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

In February 2007, the FASB issued SFAS No. 159, “Establishing the Fair Value Option for Financial Assets and Liabilities”, to permit all entities to choose to elect to measure eligible financial instruments at fair value. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, “Fair Value Measurements”. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. We are currently evaluating the impact of SFAS No. 159 on the consolidated financial statements.

Results of Operations

The following table summarizes our results of operations for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
	(in thousands)		(in thousands)

Statement of Operations Data:
Revenues:
Cemetery	$27,163	$38,161	$52,355	$65,671
Funeral home	1,129	2,503	2,589	5,533

Total	28,292	40,664	54,944	71,204

Costs and Expenses:
Cost of goods sold:
Land and crypts	1,416	1,731	2,863	3,020
Perpetual care	847	952	1,583	1,840
Merchandise	1,416	3,000	2,689	4,727
Cemetery expense	6,366	7,876	12,002	14,660
Selling expense	5,772	8,471	11,419	14,715
General and administrative expense	3,086	3,693	6,150	7,431
Corporate overhead	4,426	4,951	8,234	10,233
Depreciation and amortization	925	915	1,746	1,789
Funeral home expense	961	2,045	2,054	4,148
Interest expense	1,782	2,132	3,515	4,178
Income taxes	215	235	668	451

Net income (loss)	$1,080	$4,663	$2,021	$4,012

The following table presents supplemental operating data for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007

Operating Data:
Interments Performed	6,216	7,108	12,588	14,748
Cemetery revenues per interment performed	$4,370	$5,369	$4,159	$4,453

Interment rights sold (1):
Lots	4,341	5,325	6,476	10,132
Mausoleum crypts (including pre-construction)	618	557	1,184	1,262
Niches	113	187	229	333

Total interment rights sold	5,072	6,069	7,889	11,727

Number of contracts written	14,078	16,746	27,309	32,024
Aggregate contract amount, in thousands (excluding interest)	$30,136	$37,073	$58,264	$70,381
Average amount per contract (excluding interest)	$2,141	$2,214	$2,134	$2,198

Number of pre-need contracts written	6,555	8,124	12,797	14,969
Aggregate pre-need contract amount, in thousands (excluding interest)	$19,450	$24,710	$37,704	$45,844
Average amount per pre-need contract (excluding interest)	$2,967	$3,042	$2,946	$3,063

Number of at-need contracts written	7,523	8,622	14,512	17,055
Aggregate at-need contract amount, in thousands	$10,686	$12,363	$20,560	$24,537
Average amount per at-need contract	$1,420	$1,434	$1,417	$1,439

(1)	Net of cancellations. Counts the sale of a double-depth burial lot as the sale of two interment rights.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Cemetery Revenues. Cemetery revenues were $38.2 million in the second quarter of 2007, an increase of $11.0 million, or 40.4%, as compared to $27.2 million in the second quarter of 2006. Cemetery revenues from pre-need sales, including interest income from pre-need installment contracts and investment income from trusts, were $26.8 million in the second quarter of 2007, an increase of $9.6 million, or 55.8%, as compared to $17.2 million in the second quarter of 2006. The increase primarily resulted from increased lot sales ($0.8 million), additional vault deliveries ($0.7 million), additional marker and marker base deliveries ($4.3 million), additional casket deliveries ($1.1 million) and additional crypt sales ($0.8 million). Total revenues from merchandise and perpetual care trusts for the second quarter of 2007 were $5.3 million, an increase of $1.5 million, or 39.5%, as compared to $3.8 million during the same period in 2006. The increase in trust revenues is a result of the increased product deliveries, as indicated above, and improved investment return of our trusts.

Cemetery revenues from at-need sales in the second quarter of 2007 were $11.3 million, an increase of $1.9 million, or 20.2%, as compared to $9.4 million in the second quarter of 2006. The increase in cemetery revenues from at-need sales was primarily attributable to higher sales of openings and closings of $0.4 million, higher sales of monument bases and markers of $0.9 million, higher sales of lots of $0.1 million, higher sales of mausoleums of $0.1 million and higher sales of vaults of $0.1 million.

Other cemetery revenues were $0.1 million in the second quarter of 2007, a decrease of $0.4 million, or 80.0%, as compared to $0.5 million in the second quarter of 2006. The decrease was related to a decrease in excess land sold of $0.3 million during the quarter as compared to the same quarter last year.

Costs of Goods Sold. Cost of goods sold was $5.7 million in the second quarter of 2007, an increase of $2.0 million, or 54.1%, as compared to $3.7 million in the second quarter of 2006 due to the composition of the items serviced during the period. As a percentage of cemetery revenues, cost of goods sold was 14.9% in the second quarter of 2007 an increase of 1.3% from 13.6% in the second quarter of 2006. The increase in cost of goods sold as a percentage of cemetery revenue was attributable to the increase to a change in product mix delivered in the second quarter of 2007.

Selling Expense. Total selling expense was $8.5 million in the second quarter of 2007, an increase of $2.7 million, or 46.6%, as compared to $5.8 million in the second quarter of 2006 due to the increase in sales commissions and other compensation expenses.

Sales commissions and other compensation expenses contributed $6.5 million to total selling expense during the second quarter of 2007, an increase of $2.1 million, or 47.7%, compared to $4.4 million in the second quarter of 2006. As a percentage of pre-need sales, sales commissions and other compensation expenses were 24.3% in the second quarter of 2007, a decrease of 1.3% from the second quarter of 2006. This decrease in percentage is attributable to the fixed cost component of our selling expense being leveraged over a greater sales volume.

Cemetery Expense. Cemetery expense was $7.9 million in the second quarter of 2007, an increase of $1.5 million, or 23.4%, as compared to $6.4 million in the second quarter of 2006. This increase was primarily due to an increase in cemetery labor costs of $0.7 million, an increase in cemetery maintenance of $0.4 million and an increase in real estate taxes of $0.1 million.

General and Administrative Expense. General and administrative expense was $3.7 million in the second quarter of 2007, an increase of $0.6 million, or 19.4%, as compared to $3.1 million in the second quarter of 2006. The increase was primarily attributable to an increase in office salaries of $0.3 million and an increase in taxes and licenses of $0.1 million.

Funeral Home Revenues and Expenses. Funeral home revenues were $2.5 million in the second quarter of 2007, an increase of $1.4 million, or 127.3%, as compared to $1.1 million in the second quarter of 2006. The primary reason for the increase was an increase in the number of services performed, 749 in the second quarter of 2007 compared to 392 in the second quarter of 2006. Funeral home expenses were $2.0 million in the second quarter of 2007, an increase of $1.0 million, or 100.0%, as compared to $1.0 million in the second quarter of 2006. The majority of all increases in funeral home revenues and expenses were attributable to our acquisition of 14 funeral homes from Service Corporation International in September 2006.

Corporate Overhead. Corporate overhead was $4.8 million in the second quarter of 2007, an increase of $0.4 million, or 9.1%, as compared to $4.4 million in the second quarter of 2006. The increase was primarily attributable to $1.1 million in additional non-cash expenses resulting from a grant of unit-based compensation under our Long-Term Incentive Plan in November of 2006 which will be expensed over the vesting term in accordance with FAS 123R, partially offset by a decrease in professional fees of $0.5 million.

Depreciation and Amortization. Depreciation and amortization was $0.9 million in the second quarter of 2007, essentially unchanged from the second quarter of 2006.

Interest Expense. Interest expense was $2.1 million in the second quarter of 2007, an increase of $0.3 million, or 16.7%, as compared to $1.8 million in the second quarter of 2006. This increase was attributable to $17.4 million increase in debt outstanding at June 30, 2007.

Provision (Benefit) for Income Taxes. Provision for income taxes of $0.2 million in the second quarter of 2007 was relatively unchanged from the second quarter of 2006.

Net Income. Net income was $4.7 million during the second quarter of 2007, an increase of $3.6 million, or 327.3%, as compared to a net income of $1.1 million during the second quarter of 2006. The increase was primarily attributable to a $3.6 million increase in operating profit attained and is net of $1.2 million in non-cash expenses resulting from an equity grant under our Long-Term Incentive Plan in November of 2006 which we did not incur in the second quarter of 2006.

Deferred Cemetery Revenue, net. Deferred cemetery revenues, net, decreased $1.5 million, or 0.7% in the second quarter of 2007, from $206.6 million as of March 31, 2007 to $205.4 million as of June 30, 2007. In the comparable period in 2006, deferred cemetery revenues, net, increased $1.2 million, or 0.7%, from $173.0 million as of March 31, 2006 to $174.2 million as of June 30, 2006. The net decrease in the quarter ended June 30, 2007 was primarily attributable to an increase in sales of pre-need cemetery products and services that were not delivered or performed in the quarter ended June 30, 2007 and our September 2006 acquisition. In the three months ended June 30, 2007, we added $15.8 million in pre-need sales of cemetery merchandise and services, net of deferred costs and cancellations, to our pre-need sales backlog which was offset by revenues recognized, net of costs, of $17.2 million, including accumulated merchandise trust earnings related to the delivery and performance of pre-need cemetery merchandise and services. In the three months ended June 30, 2006, we added $11.6 million in pre-need sales of cemetery merchandise and services, net of deferred costs and cancellations, to our pre-need sales backlog which was offset by revenues recognized, net of costs, of $9.7 million, including accumulated merchandise trust earnings related to the delivery and performance of pre-need cemetery merchandise and services.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Cemetery Revenues. Cemetery revenues were $65.7 million in the first six months of 2007, an increase of $13.3 million, or 25.4%, as compared to $52.4 million in the first six months of 2006. Cemetery revenues from pre-need sales, including interest income from pre-need installment contracts and investment income from trusts, were $42.7 million in the first six months of 2007, an increase of $10.3 million, or 31.8%, as compared to $32.4 million in the first six months of 2006. The increase primarily resulted from additional lot sales ($1.0 million), additional vault deliveries ($0.6 million), additional marker and marker base sales ($3.6 million), additional casket deliveries ($1.8 million), additional crypt sales ($0.8 million) and additional document fees ($0.1 million). An additional contribution to the increase in cemetery revenues from pre-need sales was higher accumulated earnings from merchandise trusts allocated to the pre-need products delivered during the first six months of 2007. Total revenues from merchandise and perpetual care trusts for the first six months of 2007 were higher by $2.0 million than the same period in 2006. The increase in trust revenues is a result of the increased product deliveries, as indicated above, and improved investment return of our trusts.

Cemetery revenues from at-need sales in the first six months of 2007 were $22.6 million, an increase of $4.0 million, or 21.5%, as compared to $18.6 million in the first six months of 2006. The increase in cemetery revenues from at-need sales was primarily attributable to higher sales of monument bases and markers of $1.5 million, higher sales of at-need interment rights of $1.3 million, higher mausoleum sales of $0.3 million and higher sales of lots of $0.3 million.

Other cemetery revenues were $0.4 million in the first six months of 2007, a decrease of $0.9 million, or 69.2%, from $1.3 million in the first six months of 2006. The decrease in other cemetery revenues was primarily attributable to a decrease in sales of undeveloped land for net proceeds of $0.7 million.

Costs of Goods Sold. Cost of goods sold was $9.6 million in the first six months of 2007, an increase of $2.5 million, or 35.2%, as compared to $7.1 million in the first six months of 2006. As a percentage of cemetery revenues, cost of goods sold increased to 14.6% in the first six months of 2006 from 13.5% in the first six months of 2006. The increase in cost of goods sold as a percentage of cemetery revenue was attributable to the change in product mix delivered in the first six months of 2007.

Selling Expense. Total selling expense was $14.7 million in the first six months of 2007, an increase of $3.3 million, or 28.9%, as compared to $11.4 million in the first six months of 2006. Sales commissions and other compensation expenses contributed $12.7 million to total selling expense during the first six months of 2007, an increase of $2.5 million, or 24.5%, compared to $10.2 million in the first six months of 2006. As a percentage of pre-need sales, sales commissions and other compensation expenses were 29.7% in the first six months of 2007, as compared to 31.6% in the first six months of 2006. This decrease in percentage is attributable to the fixed cost component of our selling expense being leveraged over a greater sales volume.

Cemetery Expense. Cemetery expense was $14.7 million in the first six months of 2007, an increase of $2.7 million, or 22.5%, as compared to $12.0 million in the first six months of 2006. This increase was primarily due to an increase in cemetery labor costs of $1.3 million, an increase in cemetery maintenance of $0.4 million, an increase in real estate taxes of $0.2 million, an increase in utilities of $0.2 million and an increase in building repairs and maintenance of $0.2 million.

General and Administrative Expense. General and administrative expense was $7.4 million in the first six months of 2007 an increase of $1.2 million, or 19.4%, as compared to $6.2 million in the first six months of 2006. The increase was primarily attributable to an increase in office salaries of $0.6 million and an increase in taxes, licenses of $0.1 million, regional overhead of $0.1 million and an increase in data processing costs of $0.2 million.

Funeral Home Revenues and Expense. Funeral home revenues were $5.5 million in the first six months of 2007, an increase of $2.9 million, or 111.5%, as compared to $2.6 million in the first six months of 2006. The primary reason for the increase was an increase in the number of services performed, 1,615 in the first six months of 2007 compared to 734 in the first six months of 2006. Funeral home expenses were $4.1 million in the first six months of 2007, an increase of $2.0 million, or 95.2%, as compared to $2.1 million in the first six months of 2006. The majority of all increases in funeral home revenue and expenses are attributable to our acquisition of 14 funeral homes from Service Corporation International in September 2006.

Corporate Overhead. Corporate overhead was $10.1 million in the first six months of 2007, an increase of $1.9 million, or 23.2%, as compared to $8.2 million in the first six months of 2006. The increase was primarily attributable to $2.3 million in additional non-cash expenses resulting from a grant of unit-based compensation under our Long-Term Incentive Plan in November of 2006 which will be expensed over the vesting term in accordance with FAS 123R, partially offset by a decrease in professional fees of $0.5 million.

Depreciation and Amortization. Depreciation and amortization was $1.7 million in the first six months of 2007, a decrease of $0.1 million, or 5.6%, as compared to $1.8 million in the first six months of 2006.

Interest Expense. Interest expense was $4.2 million in the first six months of 2007, an increase of $0.7 million, or 20.0%, as compared to $3.5 million in the first six months of 2006. This increase is attributable to an increase in outstanding borrowings on our acquisition line of credit of $9.9 million and an increase in borrowings on our revolving line of credit of $4.5 million.

Provision (Benefit) for Income Taxes. Provision for income taxes was $0.5 million in the first six months of 2007 as compared to a provision for income taxes of $0.7 million during the first six months of 2006. The change in provision for income taxes was primarily due to a decrease in operating profit in our non-qualified entities attained during the first six months of 2007.

Net Income(Loss). Net income was $4.0 million during the first six months of 2007, an increase of $2.0 million, or 100.0%, as compared to net income of $2.0 million during the first six months of 2006. The increase was primarily attributable to a $2.4 million increase in operating profit attained and is net of $1.2 million in non-cash expenses resulting from an equity grant under our Long-Term Incentive Plan in November of 2006 which we did not incur in the first six months of 2006.

Deferred Cemetery Revenue. Deferred cemetery revenues, net, increased $9.0 million, or 4.6%, in the first six months of 2007, from $196.1 million as of December 31, 2006 to $205.4 million as of June 30, 2007. In the comparable period in 2005, deferred cemetery revenues, net, increased $6.4 million, or 3.8% in the first six months of 2006, from $167.8 million as of December 31, 2005 to $174.2 million as of June 30, 2006. The net increase in the first six months of 2007 was primarily attributable to an increase in sales of pre-need cemetery products and services that were not delivered or performed in the first six months of 2007. We added $36.8 million in pre-need sales of cemetery merchandise and services, net of deferred costs and cancellations, to our pre-need sales backlog during the first six months of 2007 as compared to $26.2 million added during the first six months of 2006. These increases were offset by revenues recognized, net of costs, of $26.1 million, including accumulated merchandise trust earnings, during the first six months of 2007 related to the delivery and performance of pre-need cemetery merchandise and services as compared to $18.6 million of revenues recognized in the first six months of 2006.

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

One of our goals is to grow through the acquisition of high-quality cemetery properties. On November 1, 2005, StoneMor acquired 22 cemeteries and six funeral homes from Service Corporation International (NYSE: SCI) for $12.93 million. StoneMor paid $7.03 million in cash and 280,952 StoneMor common units representing limited partner interests, representing the additional

$5.9 million. In addition, StoneMor assumed the merchandise and service liabilities associated with certain pre-arranged bonded contracts related to the properties. Additionally, on September 28, 2006, we completed the acquisition of 21 cemeteries and 14 funeral homes from Service Corporation International (NYSE: SCI) and certain other entities for $11.8 million. We paid $5.9 million in cash and 275,046 in common units representing limited partner interests, representing the additional $5.9 million. We acquired two additional cemeteries during the fourth quarter of 2006 with an aggregate purchase price of approximately $1.3 million.

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

Cash Flow from Operating Activities. Cash flows provided by operating activities were $9.7 million in the first six months of 2007 compared to cash flows provided by operating activities of $5.5 million during the first six months of 2006. Cash flows provided by operating activities in the first six months of 2007 increased from the cash flows provided by operating activities in the first six months of 2006 primarily due to an increase in net income of $2.3 million which is net of $2.3 million unit-based compensation, a $1.8 million increase in deferred cemetery revenue and a decrease in cash used to satisfy merchandise liabilities of $3.0 million, partially offset by an increase in cash used for accounts receivable of $5.0 million associated with an increase in pre-need contracts written during the first six months of 2007.

Cash Flow from Investing Activities. Net cash used in investing activities was $3.2 million in the first six months of 2007, an increase of $0.4 million, as compared to cash used in investing activities of $2.8 million in the first six months of 2006. This increase in cash used in investing activities was primarily attributable to the net proceeds from the $2.1 million sale of one of our funeral homes in the first six months of 2006 partially offset by decreases in cash used in the first six months of 2007 for additions to cemetery property of $1.3 million and for additions to property and equipment of $0.5 million . We did not sell any locations in the first six months of 2007.

Cash Flow from Financing Activities. Net cash used in financing activities was $4.9 million in the first six months of 2007 as compared to cash used in financing activities of $4.8 million in the first six months of 2006. The cash flow used in financing activities in the first six months of 2007 was primarily attributable to the February and May unit holder distributions of $9.2 million offset by increased net borrowings from our long-term debt facilities of $4.6 million. The cash flow used in financing activities in the first half of 2006 was primarily attributable to the February and May unit holder distributions of $8.5 million partially offset by increased borrowings from our revolving credit facility of $3.8 million.

Credit Facility. Concurrent with the closing of our initial public offering in September 2004, StoneMor Operating LLC, which is our operating company, and its present and future subsidiaries, all as borrowers, entered into a new $35.0 million credit agreement. The credit agreement consists of a $12.5 million revolving credit facility and a $22.5 million acquisition line of credit. Borrowings under our revolving credit facility were originally due and payable three years after the date of the credit agreement, and borrowings under the acquisition facility were originally due and payable four years after the date of the credit agreement. On September 28, 2006, we entered into a second amendment of the credit facility which extended the due date on both lines of credit to September 20, 2009. On May 7, 2007, the Company entered into a third amendment of the credit facility which adjusted the credit facility by increasing the revolving credit line to $17.5 million and reducing the acquisition line of credit to $17.5 million until June 29, 2007. On June 29, 2007, we entered into a fourth amendment of the credit facility which extended the adjustment period of the third amendment from June 29, 2007 to July 31, 2007. On July 31, 2007, we entered into a fifth amendment of the credit facility which extended the adjustment period of the third amendment from June 29, 2007 to August 15, 2007. We may prepay all loans under the credit agreement at any time without penalty, although our acquisition line may be subject to hedging arrangements with attendant termination fees. Any amounts repaid on the acquisition line cannot be reborrowed. We are required to reduce borrowings under our revolving credit facility that are designated for the purpose of funding a regularly scheduled quarterly distribution to the unitholders to not more than $5.0 million for a period of at least 30 consecutive days at least once during each consecutive 12-month period prior to the maturity of the revolving credit facility. As of June 30, 2007 we had outstanding borrowings of $12.6 million under our revolving credit line. As of June 30, 2007, we had $15.1 million outstanding under our acquisition line of credit from which we borrowed $5.25 million for the acquisition of 22 cemeteries and 6 funeral homes from Service Corporation International in November 2005 and $9.0 million for the acquisition of 21 cemeteries and 14 funeral homes from Service Corporation International, and certain other entities, in September 2006.

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

The credit agreement was amended in November 2004 to amend the leverage ratio from 3.5 to 1 to 3.75 to 1 until September 30, 2005 at which time it reverted back to 3.5 to 1. As of June 30, 2007, the Company was in compliance with all debt covenants.

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

On April 3, 2007, StoneMor Operating LLC, a Delaware limited liability company (the “Operating Company”) and a wholly-owned subsidiary of StoneMor, entered into a commitment letter (the “Commitment Letter”) with Bank of America, N.A. (“Bank of America”) and Banc of America Securities LLC (“BAS”). On April 3, 2007, the Operating Company, Bank of America and BAS entered into a fee letter (the “Fee Letter”) in connection with and in consideration of agreements contained in the Commitment Letter. Bank of America is currently the administrative agent and one of the lenders under the credit agreement as described above.

Pursuant to the Commitment Letter, Bank of America has agreed to be the sole administrative agent for a $65.0 million senior secured credit facility to the Operating Company and all of its existing and future direct and indirect subsidiaries (collectively, the “Borrowers”) and has committed to lend to the Borrowers up to $25.0 million of the Senior Credit Facility, subject to certain terms and conditions. Additionally, BAS has undertaken to act as sole lead arranger and sole book manager for the senior credit facility and to use its best efforts to form a syndicate of financial institutions for the senior credit facility (including Bank of America) that is acceptable to the Borrowers (the “Lenders”).

The commitment of Bank of America and the undertaking of BAS to provide the services under the Commitment Letter are subject to the satisfaction of certain conditions precedent

The senior credit facility will consist of a (1) $25 million revolving credit facility with the term of maturity of 5 years, and (2) a $40 million acquisition facility, a term loan facility which may be borrowed in multiple drawdowns during the period from the closing date until the end of a ten year payment schedule. StoneMor and its general partner will serve as guarantors in connection with the Senior Credit Facility.

The proceeds of the senior credit facility are intended to be used (i) to refinance the Borrowers’ indebtedness under the 2004 credit facility described above; (ii) for working capital, capital expenditures, and other lawful corporate purposes; and (iii) to finance permitted acquisitions.

The Commitment Letter expired on March 31, 2007. On May 31, 2007 the Operating Company requested and received an extension of the Commitment Letter which extended the expiration date from March 31, 2007 to June 29, 2007. On June 21, 2007, the Operating Company requested and received an extension of the Commitment Letter from the extended expiration date of June 29, 2007 to July 31, 2007. On July 31, 2007, the Operating Company requested and received an extension of the Commitment Letter from the previous expiration date of July 31, 2007 to August 15, 2007.

Pursuant to the Fee Letter, the Operating Company is obligated to pay certain fees to Bank of America and BAS, for its account or for the account of the Lenders.

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

The note purchase agreement was amended in November 2004 to amend the leverage ratio from 3.5 to 3.75 to 1 until September 30, 2005 at which time it reverted back to 3.5 to 1. As of June 30, 2007, the Company was in compliance with all debt covenants.

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

Capital Expenditures

The following table summarizes total maintenance capital expenditures and expansion capital expenditures, including for the construction of mausoleums and for acquisitions, for the periods presented (in thousands):

	Six Months Ended June 30,
	2006	2007
Maintenance capital expenditures	$1,628	$2,008
Expansion capital expenditures	2,158	1,161

Total capital expenditures	$3,786	$3,169

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

The information presented below should be read in conjunction with the notes to our unaudited condensed consolidated financial statements included under Part 1 “Item 1 – Financial Statements” in this Quarterly Report on Form 10-Q.

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

Interest-bearing Investments. Our fixed-income securities subject to market risk consist primarily of investments in merchandise trusts and perpetual care trusts. As of June 30, 2007, fixed-income securities represented 34.1% of the funds held in merchandise trusts and 60.8% of the funds held in perpetual care trusts. The aggregate quoted market value of these fixed-income securities was $52.7 million and $103.3 million in merchandise trusts and perpetual care trusts, respectively, as of June 30, 2007. Each 1% change in interest rates on these fixed-income securities would result in changes of approximately $0.5 million and $1.0 million in the fair market values of the securities held in merchandise trusts and perpetual care trusts, respectively, based on discounted expected future cash flows. If these securities are held to maturity, no change in fair market value will be realized.

Our money market and other short-term investments subject to market risk consist primarily of investments held in merchandise trusts and perpetual care trusts. As of June 30, 2007, these investments accounted for approximately 6.2% and 7.0% of the funds held in merchandise trusts and perpetual care trusts, respectively. The fair market value of these investments was $9.6 million and $12.0 million in merchandise trusts and perpetual care trusts, respectively, as of June 30, 2007. Each 10% change in average interest rates applicable to these investments would result in changes of approximately $1.0 million and $1.2 million, respectively, in the aggregate fair market values of the perpetual care investments and the merchandise trust investments.

Marketable Equity Securities. Our marketable equity securities subject to market risk consist primarily of investments held in merchandise trusts and in the case of perpetual care trusts, investments in real estate investment trusts, or REITs. As of June 30, 2007, marketable equity securities represented 59.8% of funds held in merchandise trusts and 31.9% of funds held in perpetual care trusts. The aggregate fair market value of these marketable equity securities was $92.3 million and $54.7 million in merchandise trusts and perpetual care trusts, respectively, as of June 30, 2007, based on final quoted sales prices. Each 10% change in the average market prices of the equity securities would result in a change of approximately $9.2 million and $5.5 million in the fair market value of securities held in merchandise trusts and perpetual care trusts, respectively.

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

Debt Instruments. Our credit facility bears interest at a floating rate, based on LIBOR, which is adjusted quarterly. This credit facility will subject us to increases in interest expense resulting from movements in interest rates. As of June 30, 2007, we had outstanding borrowings of $12.6 million under our revolving credit line. As of June 30, 2007, we had $15.1 million outstanding under our acquisition line of credit from which we borrowed $5.25 million for the acquisition of 22 cemeteries and 6 funeral homes from Service Corporation International in November 2005 and $9.0 million for the acquisition of 21 cemeteries and 14 funeral homes from Service Corporation International and certain other entities in September 2006.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risk factors in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2006 have not materially changed. The risks described in that Annual Report on Form

10-K/ A for the fiscal year ended December 31, 2006, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including the risks faced by us described in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits

Exhibit Number	Description
10.1	Third Amendment to Credit Agreement, dated May 7, 2007, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC and its subsidiaries set forth on the signature page to the Third Amendment to the Credit Agreement, the Lenders party to the Third Amendment to the Credit Agreement and Bank of America, N.A., as Administrative Agent for the benefit of the Lenders, as Collateral Agent for the benefit of the Lenders and other Secured Creditors, as Swingline Lender and as Letter of Credit Issuer (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2007).

10.2	Fourth Amendment to Credit Agreement, dated June 29, 2007, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC and its subsidiaries set forth on the signature page to the Fourth Amendment to the Credit Agreement, the Lenders party to the Fourth Amendment to the Credit Agreement and Bank of America, N.A., as Administrative Agent for the benefit of the Lenders, as Collateral Agent for the benefit of the Lenders and other Secured Creditors, as Swingline Lender and as Letter of Credit Issuer.

10.3	Fifth Amendment to Credit Agreement, dated July 31, 2007, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC and its subsidiaries set forth on the signature page to the Fifth Amendment to the Credit Agreement, the Lenders party to the Fifth Amendment to the Credit Agreement and Bank of America, N.A., as Administrative Agent for the benefit of the Lenders, as Collateral Agent for the benefit of the Lenders and other Secured Creditors, as Swingline Lender and as Letter of Credit Issuer.

10.4	Commitment Letter, dated March 15, 2007, by and between StoneMor Operating LLC, all of its existing and future direct and indirect subsidiaries and Bank of America, N.A., Banc of America Securities LLC (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on April 9, 2007).

10.5	Fee Letter, dated March 15, 2007, by and between StoneMor Operating LLC and all of its existing and future direct and indirect subsidiaries and Bank of America, N.A., Banc of America Securities LLC (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on April 9, 2007).

10.6*	StoneMor Partners L.P. Long-Term Incentive Plan, as amended May 10, 2007(incorporated by reference to Exhibit 99.1 of Registrant’s Form S-8 filed on June 19, 2007)

10.7	Extension Letter, dated May 31, 2007, by and between StoneMor Operating LLC, Bank of America, N.A. and Banc of America Securities LLC.

10.8	Extension Letter, dated June 21, 2007, by and between StoneMor Operating LLC, Bank of America, N.A. and Banc of America Securities LLC.

10.9	Extension Letter, dated July 31, 2007, by and between StoneMor Operating LLC, Bank of America, N.A. and Banc of America Securities LLC.

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of William R. Shane, Executive Vice President and Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith)

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of William R. Shane, Executive Vice President and Chief Financial Officer (furnished herewith)

*	Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STONEMOR PARTNERS L.P.
	By:	StoneMor GP LLC
its general partner

August 9, 2007		/s/ Lawrence Miller
Lawrence Miller
Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

August 9, 2007		/s/ William R. Shane
William R. Shane
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description
10.1	Third Amendment to Credit Agreement, dated May 7, 2007, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC and its subsidiaries set forth on the signature page to the Third Amendment to the Credit Agreement, the Lenders party to the Third Amendment to the Credit Agreement and Bank of America, N.A., as Administrative Agent for the benefit of the Lenders, as Collateral Agent for the benefit of the Lenders and other Secured Creditors, as Swingline Lender and as Letter of Credit Issuer (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2007).

10.2	Fourth Amendment to Credit Agreement, dated June 29, 2007, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC and its subsidiaries set forth on the signature page to the Fourth Amendment to the Credit Agreement, the Lenders party to the Fourth Amendment to the Credit Agreement and Bank of America, N.A., as Administrative Agent for the benefit of the Lenders, as Collateral Agent for the benefit of the Lenders and other Secured Creditors, as Swingline Lender and as Letter of Credit Issuer.

10.3	Fifth Amendment to Credit Agreement, dated July 31, 2007, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC and its subsidiaries set forth on the signature page to the Fifth Amendment to the Credit Agreement, the Lenders party to the Fifth Amendment to the Credit Agreement and Bank of America, N.A., as Administrative Agent for the benefit of the Lenders, as Collateral Agent for the benefit of the Lenders and other Secured Creditors, as Swingline Lender and as Letter of Credit Issuer.

10.4	Commitment Letter, dated March 15, 2007, by and between StoneMor Operating LLC, all of its existing and future direct and indirect subsidiaries and Bank of America, N.A., Banc of America Securities LLC (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on April 9, 2007).

10.5	Fee Letter, dated March 15, 2007, by and between StoneMor Operating LLC and all of its existing and future direct and indirect subsidiaries and Bank of America, N.A., Banc of America Securities LLC (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on April 9, 2007).

10.6	StoneMor Partners L.P. Long-Term Incentive Plan, as amended May 10, 2007(incorporated by reference to Exhibit 99.1 of Registrant’s Form S-8 filed on June 19, 2007) *

10.7	Extension Letter, dated May 31, 2007, by and between StoneMor Operating LLC, Bank of America, N.A. and Banc of America Securities LLC.

10.8	Extension Letter, dated June 21, 2007, by and between StoneMor Operating LLC, Bank of America, N.A. and Banc of America Securities LLC.

10.9	Extension Letter, dated July 31, 2007, by and between StoneMor Operating LLC, Bank of America, N.A. and Banc of America Securities LLC.

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of William R. Shane, Executive Vice President and Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith)

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of William R. Shane, Executive Vice President and Chief Financial Officer (furnished herewith)