Form 10-Q
period 2007-09-30
STONEMOR PARTNERS LP
filed 2007-11-09
CIK 1286131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

The number of the registrant’s outstanding common units at November 9, 2007 was 5,945,821.

Index – Form 10-Q

Part I – Financial Information

Item 1.	Financial Statements

StoneMor Partners L.P.

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	December 31, 2006	September 30, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,914	$13,228
Accounts receivable, net of allowance	22,968	23,058
Prepaid expenses	2,801	3,498
Other current assets	2,533	3,966

Total current assets	38,216	43,750

LONG-TERM ACCOUNTS RECEIVABLE—net of allowance	36,878	39,156
CEMETERY PROPERTY	171,714	173,110
PROPERTY AND EQUIPMENT, net of accumulated depreciation	29,027	28,307
MERCHANDISE TRUSTS, restricted, at fair value	147,788	147,487
PERPETUAL CARE TRUSTS, restricted, at fair value	168,631	166,245
DEFERRED FINANCING COSTS—net of accumulated amortization	1,242	3,471
DEFERRED SELLING AND OBTAINING COSTS	33,478	35,336
OTHER ASSETS	51	371

TOTAL ASSETS	$627,025	$637,233

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$11,345	$11,588
Accrued interest	361	501
Current portion, long-term debt	1,388	667

Total current liabilities	13,094	12,756

LONG-TERM DEBT	102,104	115,034
DEFERRED CEMETERY REVENUES, net	196,103	201,742
MERCHANDISE LIABILITY	45,805	49,528

TOTAL LIABILITIES	357,106	379,060

COMMITMENTS AND CONTINGENCIES
NON-CONTROLLING INTEREST IN PERPETUAL CARE TRUSTS	168,631	166,245

PARTNERS’ EQUITY
General partner	1,382	1,785
Limited partners:
Common	71,700	66,518
Subordinated	28,206	23,625

Total partners’ equity	101,288	91,928

TOTAL LIABILITIES AND PARTNERS’ EQUITY	$627,025	$637,233

See Accompanying Notes to the Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statement of Operations

(in thousands, except unit data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
Revenues:
Cemetery
Merchandise	$13,303	$19,477	$41,458	$57,338
Services	6,182	7,188	18,524	21,523
Investment and other	6,185	6,438	18,043	19,913
Funeral home
Merchandise	477	1,110	1,656	3,442
Services	638	1,163	2,048	4,364

Total revenues	26,785	35,376	81,729	106,580

Costs and Expenses:
Cost of goods sold (exclusive of depreciation shown separately below):
Perpetual care	794	845	2,377	2,685
Merchandise and services	2,735	4,054	8,287	11,802
Cemetery expense	5,983	7,933	17,985	22,593
Selling expense	5,270	7,145	16,689	21,860
General and administrative expense	3,105	4,031	9,255	11,462
Corporate overhead (including $1,774 and $4,113 in stock-based compensation for the three and nine month period ended September 30, 2007)	3,772	5,821	12,006	16,054
Depreciation and amortization	842	1,111	2,588	2,900
Funeral home expense
Merchandise	186	344	589	1,198
Services	426	1,041	1,374	3,057
Other	330	556	1,033	1,833

Total cost and expenses	23,443	32,881	72,183	95,444

OPERATING PROFIT	3,342	2,495	9,546	11,136
EXPENSES RELATED TO REFINANCING	—	157	—	157
INTEREST EXPENSE	1,860	2,263	5,375	6,441

INCOME BEFORE INCOME TAXES	1,482	75	4,171	4,538

INCOME TAXES:
State	130	106	385	384
Federal	293	(24)	706	149

Total income taxes	423	82	1,091	533

NET INCOME (LOSS)	$1,059	$(7)	$3,080	$4,005

General partner’s interest in net income for the period	$21	$( )	$62	$81
Limited partners’ interest in net income for the period
Common	$536	$(4)	$1,558	$2,083
Subordinated	$502	$(3)	$1,460	$1,840
Net income per limited partner unit (basic and diluted)	$.12	$(.00)	$.34	$.43
Weighted average number of limited partners’ units outstanding (basic and diluted)	8,767	9,036	8,763	9,036

See Accompanying Notes to the Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statement of

Partners’ Equity

(in thousands)

(unaudited)

	Partners’ Capital				Total
	Limited Partners			General Partner
	Common	Subordinated	Total
Balance, December 31, 2006	$71,700	$28,206	$99,906	$1,382	$101,288

Net loss	(339)	(299)	(638)	(13)	(651)
Cash distribution	(2,398)	(2,120)	(4,518)	(92)	(4,610)

Balance, March 31, 2007	$68,963	$25,787	$94,750	$1,277	$96,027
Net Income	2,426	2,144	4,570	93	4,663
Cash distribution	(2,398)	(2,120)	(4,518)	(92)	(4,610)

Balance, June 30, 2007	$68,991	$25,811	$94,802	$1,278	$96,080
Net loss	(4)	(3)	(7)	—	(7)
Cash distribution	(2,469)	(2,183)	(4,652)	(99)	(4,751)
General partner equity grant	—	—	—	606	606

Balance, September 30, 2007	$66,518	$23,625	$90,143	$1,785	$91,928

See Accompanying Notes to the Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statement of Cash Flows

(in thousands)

(unaudited)

	Nine months ended September 30,
	2006	2007
OPERATING ACTIVITIES:
Net income	$3,080	$4,005
Adjustments to reconcile net income to net cash provided by operating activity:
Cost of lots sold	3,258	3,536
Depreciation and amortization	2,588	2,900
Stock-based compensation	—	4,113
Other non cash	376	—
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	9,828	(2,940)
Allowance for doubtful accounts	500	804
Merchandise trust fund	(1,419)	(138)
Prepaid expenses	(583)	(696)
Other current assets	(1,085)	(644)
Other assets	(57)	(140)
Accounts payable and accrued and other liabilities	(1,755)	(2,493)
Deferred selling and obtaining costs	(2,528)	(1,662)
Deferred cemetery revenue	9,147	10,465
Merchandise liability	(4,907)	(2,333)

Net cash provided by operating activities	16,443	14,777

INVESTING ACTIVITIES:
Cost associated with potential acquisitions	(20)	(1,323)
Purchase of Subsidiaries, net of common units issued	(9,214)	(2,501)
Additions to cemetery property	(2,920)	(1,676)
Divestiture of funeral home	2,091	—
Additions to property and equipment	(1,778)	(1,223)

Net cash used in investing activities	(11,841)	(6,723)

FINANCING ACTIVITIES:
Cash distribution	(12,828)	(13,972)
Additional borrowings on long-term debt	16,224	45,921
Repayments of long-term debt	(661)	(33,709)
Sale of partner units	120	—
Cost of financing activities	—	(2,980)

Net cash provided by (used in) financing activities	2,855	(4,740)

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,457	3,314
CASH AND CASH EQUIVALENTS—Beginning of period	6,925	9,914

CASH AND CASH EQUIVALENTS—End of period	$14,382	$13,228

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$5,330	$6,721

Cash paid during the period for income taxes	$3,035	$3,257

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of limited partner units to fund cemetery acquisition	$5,875	$—

See Accompanying Notes to the Condensed Consolidated Financial Statements.

1.	NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. StoneMor Partners L.P. (“StoneMor”, the “Partnership” or the “Company”) headquartered in Bristol, Pennsylvania, is an owner and operator of cemeteries in the United States, with 178 cemeteries and 27 funeral homes in 21 states. StoneMor is the only publicly traded deathcare company structured as a partnership.

Interim Financial Data—The interim financial data are unaudited. However, in the opinion of management, the interim financial data as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for a full year.

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

Total revenues derived from the cemeteries under long-term management contracts totaled approximately $4.6 million and $5.1 million for the three months ended September 30, 2006 and 2007, respectively and $15.3 million and $16.2 million for the nine months ended September 30, 2006 and 2007, respectively.

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

The Company records a merchandise liability at the time it enters into a pre-need contract with a customer at the estimated cost to purchase the merchandise or provide the service. The merchandise liability is reduced when payment for the merchandise is made by the Company and title to the merchandise is transferred to the customer. The merchandise liability is also reduced when the contracted service is performed by the Company. Allowances for customer cancellations arising from non-payment are provided at the date of sale based upon management’s estimates of expected cancellations and historical experience. Actual cancellation rates in the future may result in a change in estimate. Actual cancellations did not vary significantly from the estimates of expected cancellations at September 30, 2006 and September 30, 2007.

Pursuant to state law, a portion of the proceeds from cemetery merchandise or services sold on a pre-need basis is required to be paid into merchandise trusts. The Company defers investment earnings generated by the assets in these merchandise trusts (including realized gains and losses) until the associated merchandise is delivered or the services are performed. The fair value of the funds held in merchandise trusts at December 31, 2006 and September 30, 2007 was approximately $147.8 million and $147.5 million, respectively (see Note 5). A portion of the proceeds from the sale of cemetery property is required by state law to be paid into perpetual care trusts. Earnings from the perpetual care trusts are recognized in current cemetery revenues and are used to defray cemetery maintenance costs, which are expensed as incurred. Funds held in perpetual care trusts at December 31, 2006 and September 30, 2007 were $168.6 million and $166.2 million, respectively (see Note 6).

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

Inventories—Inventories, classified as other current assets on the Company’s condensed consolidated balance sheets, include cemetery and funeral home merchandise and are valued at the lower of cost or net realizable value. Cost is determined primarily on a specific identification basis on a first-in, first-out basis. Inventories were approximately $2.2 million and $2.7 million at December 31, 2006 and September 30, 2007, respectively.

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

For the three months ended September 30, 2006 and 2007, depreciation expense was $0.6 million and $0.7 million, respectively. For the nine months ended September 30, 2006 and 2007, depreciation expense was $2.0 million and $2.1 million, respectively.

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

New Accounting Pronouncements

In July 2006, the FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109” (“Interpretation 48”). Interpretation 48, which clarifies Statement 109, Accounting for Income Taxes, establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in the Company’s financial statements. On initial application, Interpretation 48 was applied to all tax positions for which the statute of limitations remains open. Only tax positions that meet the more-likely-than-not recognition threshold at the adoption date will be recognized or continue to be recognized. The cumulative effect of applying Interpretation 48 were reported as an adjustment to retained earnings at the beginning of the period in which it is adopted. The adoption of Interpretation 48 as of January 31, 2007 did not have a significant effect on the Company’s financial statements or its ability to comply with its current debt covenants. See Note 8.

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

In February 2007, the FASB issued SFAS No. 159, “Establishing the Fair Value Option for Financial Assets and Liabilities” (FAS 159), to permit all entities to choose to elect to measure eligible financial instruments at fair value. FAS 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, “Fair Value Measurements”. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. The Company is currently evaluating the impact of SFAS No. 159 on its consolidated financial statements.

Segment Reporting and Related Information—The Company historically determined that it had two operating segments, cemeteries and funeral homes. Since funeral homes account for less than 10% of each identifying criteria, funeral home operating results were aggregated within the cemetery classification for purposes of segment reporting and disclosed as one segment, death care services. In conjunction with its September 2006 acquisition of 21 cemeteries and 14 funeral homes from Service Corporation International and as part of its strategic planning, the Company continuously conducts marketing studies of its potential customers. Additionally, the Company expects to grow not only through cemetery, but also through funeral home, acquisitions in the future. For these reasons, the Company has decided to add to its segment information the details of its funeral homes and has disaggregated its cemeteries into three distinct classifications. These classifications, designated as West, Southeast, and Northeast, have been identified by the nature of our customers served in each marketplace. As cremation is on the rise and the Company has with its most recent acquisitions entered the states of Oregon, Washington, and Colorado, it has established a Western Region where cremation rates are projected to be high (in Washington and Oregon, 65% of burials). Statistics indicate that customers who select cremation have certain attributes. The other two regions, Southeast and Northeast, have significantly lower cremation rates and customers with different attributes than the West. Cremation rates in Alabama and Kentucky, for instance, are only projected to be 12%, while cremation rates in the Northeast fall generally between the other two regions. The Company has different regional sales managers, maintenance superintendents, and administrative supervisors in each region.

Disclosure of reported segment operating results:

For the three months ended September 30, 2006:

	CEMETERIES			FUNERAL HOMES
	SOUTHEAST	NORTHEAST	WEST		CORPORATE	ADJUSTMENT	TOTAL
	(in thousands)
REVENUES
SALES	$10,146	$8,313	$17	$—	$—	$(2,888)	$15,588
SERVICES AND OTHER	4,537	5,898	8	—	6	(367)	10,082
FUNERAL HOME	—	—	—	1,115	—	—	1,115

TOTAL REVENUES	14,683	14,211	25	1,115	6	(3,255)	26,785

COSTS AND EXPENSES
COST OF SALES	2,243	1,864	3	—	—	(581)	3,529
SELLING	3,282	2,568	8	—	185	(773)	5,270
CEMETERY	2,812	3,159	2	—	10	—	5,983
GENERAL AND ADMINISTRATIVE	1,614	1,473	2	—	16	—	3,105
FUNERAL HOME EXPENSE	—	—	—	942	—	—	942
CORPORATE EXPENSE	—	—	—	—	3,772	—	3,772

TOTAL COST & EXPENSES	9,951	9,064	15	942	3,983	(1,354)	22,601

OPERATING EARNINGS	4,732	5,147	10	173	(3,977)	(1,901)	4,184

INTEREST EXP	956	811	—	93	—	—	1,860
DEPRECIATION	303	244	—	48	247	—	842

EARNINGS BEFORE TAXES (LOSS)	$3,473	$4,092	$10	$32	$(4,224)	$(1,901)	$1,482

SUPPLEMENTAL INFORMATION
TOTAL ASSETS	$266,452	$282,113	$43,092	$11,133	$13,125	$—	$615,915

AMORTIZATION OF CEMETERY PROPERTY	$622	$582	$1	$—	$—	$72	$1,277

For the three months ended September 30, 2007:

	CEMETERIES			FUNERAL HOMES
	SOUTHEAST	NORTHEAST	WEST		CORPORATE	ADJUSTMENT	TOTAL
	(in thousands)
REVENUES
SALES	$12,836	$8,375	$2,333	$—	$—	$(1,457)	$22,087
SERVICES AND OTHER	5,631	5,795	908	—	—	(1,318)	11,016
FUNERAL HOME	—	—	—	2,273	—	—	2,273

TOTAL REVENUES	18,467	14,170	3,241	2,273	—	(2,775)	35,376

COSTS AND EXPENSES
COST OF SALES	2,912	1,902	465	—	—	(380)	4,899
SELLING	3,939	2,527	732	—	188	(241)	7,145
CEMETERY	3,500	3,534	899	—	—	—	7,933
GENERAL AND ADMINISTRATIVE	2,083	1,498	451	—	(1)	—	4,031
FUNERAL HOME EXPENSE	—	—	—	1,941	—	—	1,941
CORPORATE EXPENSE	—	—	—	—	5,978	—	5,978

TOTAL COST & EXPENSES	12,434	9,461	2,547	1,941	6,165	(621)	31,927

OPERATING EARNINGS	6,033	4,709	694	332	(6,165)	(2,153)	3,450

INTEREST EXP	1,126	905	93	139	—	—	2,263
DEPRECIATION	315	224	13	106	453	—	1,111

EARNINGS BEFORE TAXES (LOSS)	$4,592	$3,580	$588	$87	$(6,618)	$(2,153)	$75

SUPPLEMENTAL INFORMATION
TOTAL ASSETS	$277,031	$280,207	$47,382	$15,733	$16,880	$—	$637,233

AMORTIZATION OF CEMETERY PROPERTY	$685	$542	$33	$—	$—	$(6)	$1,254

For the nine months ended September 30, 2006:

	CEMETERIES			FUNERAL HOMES
	SOUTHEAST	NORTHEAST	WEST		CORPORATE	ADJUSTMENT	TOTAL
	(in thousands)
REVENUES
SALES	$32,021	$25,233	$17	$—	$—	$(9,598)	$47,673
SERVICES AND OTHER	13,594	17,911	8	—	6	(1,167)	30,352
FUNERAL HOME	—	—	—	3,704	—	—	3,704

TOTAL REVENUES	45,615	43,144	25	3,704	6	(10,765)	81,729

COSTS AND EXPENSES
COST OF SALES	7,055	5,449	3	—	—	(1,843)	10,664
SELLING	10,465	7,975	8	—	550	(2,309)	16,689
CEMETERY	8,369	9,504	2	—	110	—	17,985
GENERAL AND ADMINISTRATIVE	4,827	4,370	2	—	56	—	9,255
FUNERAL HOME EXPENSE	—	—	—	2,996	—	—	2,996
CORPORATE EXPENSE	—	—	—	—	12,006	—	12,006

TOTAL COST & EXPENSES	30,716	27,298	15	2,996	12,722	(4,152)	69,595

OPERATING EARNINGS	14,899	15,846	10	708	(12,716)	(6,613)	12,134

INTEREST EXP	2,762	2,348	—	265	—	—	5,375
DEPRECIATION	936	750	—	170	732	—	2,588

EARNINGS BEFORE TAXES (LOSS)	$11,201	$12,748	$10	$273	$(13,448)	$(6,613)	$4,171

SUPPLEMENTAL INFORMATION
TOTAL ASSETS	$266,452	$282,113	$43,092	$11,133	$13,125	$—	$615,915

AMORTIZATION OF CEMETERY PROPERTY	$2,144	$1,807	$1	$—	$—	$189	$4,141

For the nine months ended September 30, 2007:

	CEMETERIES			FUNERAL HOMES
	SOUTHEAST	NORTHEAST	WEST		CORPORATE	ADJUSTMENT	TOTAL
	(in thousands)
REVENUES
SALES	$39,179	$25,983	$6,269	$—	$—	$(6,973)	$64,458
SERVICES AND OTHER	16,055	20,123	2,900	—	—	(4,762)	34,316
FUNERAL HOME	—	—	—	7,806	—	—	7,806

TOTAL REVENUES	55,234	46,106	9,169	7,806	—	(11,735)	106,580

COSTS AND EXPENSES
COST OF SALES	8,423	5,916	1,357	—	—	(1,209)	14,487
SELLING	12,306	8,244	2,015	—	865	(1,570)	21,860
CEMETERY	9,983	10,191	2,419	—	—	—	22,593
GENERAL AND ADMINISTRATIVE	5,838	4,371	1,233	—	20	—	11,462
FUNERAL HOME EXPENSE	—	—	—	6,088	—	—	6,088
CORPORATE EXPENSE	—	—	—	—	16,211	—	16,211

TOTAL COST & EXPENSES	36,550	28,722	7,024	6,088	17,096	(2,779)	92,701

OPERATING EARNINGS	18,684	17,384	2,145	1,718	(17,096)	(8,955)	13,880

INTEREST EXP	3,180	2,553	284	424	—	—	6,441
DEPRECIATION	943	700	29	283	945	—	2,900

EARNINGS BEFORE TAXES (LOSS)	$14,561	$14,131	$1,832	$1,011	$(18,041)	$(8,955)	$4,538

SUPPLEMENTAL INFORMATION
TOTAL ASSETS	$277,031	$280,207	$47,382	$15,733	$16,880	$—	$637,233

AMORTIZATION OF CEMETERY PROPERTY	$2,165	$1,849	$80	$—	$—	$180	$4,274

Results of individual business units are presented based on our management accounting practices and management structure. There is no comprehensive, authoritative body of guidance for management accounting equivalent to accounting principles generally accepted in the United States of America; therefore, the financial results of individual business units are not necessarily comparable with similar information for any other company. The management accounting process uses assumptions and allocations to measure performance of the business units. Methodologies are refined from time to time as management accounting practices are enhanced and businesses change. Revenues and associated expenses are not deferred in accordance with SAB 101/104 therefore, the deferral of these revenues and expenses is provided in the adjustment column to reconcile the Company’s managerial financial statements to those prepared in accordance with accounting principles generally accepted in the United States of America.

Management evaluates results of operations of the business units before income taxes because it believes this is a more meaningful representation of the operating performance of its segments. This before tax presentation is closely aligned with the management and operating structure of our company. It is also on this basis that the Company’s performance is evaluated internally.

2.	LONG-TERM ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

Long-term accounts receivable, net, consist of the following:

	December 31, 2006	September 30, 2007
	(in thousands)
Customer receivables	$81,584	$85,398
Unearned finance income	(9,495)	(10,851)
Allowance for contract cancellations	(12,243)	(12,333)

	59,846	62,214
Less: current portion—net of allowance	22,968	23,058

Long-term portion—net of allowance	$36,878	$39,156

Activity in the allowance for contract cancellations is as follows:

	December 31, 2006	September 30, 2007
	(in thousands)
Balance—Beginning of period	$9,261	$12,243
Reserve on acquired contracts	926	—
Provision for cancellations	8,363	7,091
Charge-offs—net	(6,307)	(7,001)

Balance—End of period	$12,243	$12,333

3.	CEMETERY PROPERTY

Cemetery property consists of the following:

	December 31, 2006	September 30, 2007
	(in thousands)
Developed land	$21,981	$20,610
Undeveloped land	114,175	117,420
Mausoleum crypts and lawn crypts	35,558	35,080

Total	$171,714	$173,110

4.	PROPERTY AND EQUIPMENT

Major classes of property and equipment follow:

	December 31, 2006	September 30, 2007
	(in thousands)
Building and improvements	$29,202	$28,143
Furniture and equipment	21,966	22,632

	51,168	50,775
Less: accumulated depreciation	(22,141)	(22,468)

Property and equipment—net	$29,027	$28,307

5.	PRE-NEED MERCHANDISE AND SERVICES AND MERCHANDISE TRUSTS.

Cemetery—In connection with the pre-need sale of cemetery interment rights, merchandise and services, the customer typically enters into an installment contract with the Company. The contract is usually for a period not to exceed 60 months with payments of principal and interest required. Interest is imputed for contracts that do not bear a market rate of interest (at a rate of 8.75% during the year ended December 31, 2006 and 9.75% during the nine months ended September 30, 2007). The Company establishes an allowance for cancellations due to non-payment at the date of sale based on historic experience and management’s estimates. The allowance is reviewed quarterly and changes in estimates are reflected for current and prior contracts as a result of recent cancellation experience. Actual cancellation rates in the future may result in a change in estimate.

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

At December 31, 2006, the cost and market value associated with the assets held in merchandise trusts follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
	(in thousands)
Short-term investment	$19,423	$—	$—	$19,423
Fixed maturities:
U.S. Government and federal agency	3,572	7	(47)	3,532
U.S. State and local government agency	2,453	6	(33)	2,426
Corporate debt securities	3,875	62	(26)	3,911
Other debt securities	56,737	558	(1,067)	56,228

Total fixed maturities	66,637	633	(1,173)	66,097

Equity securities	57,471	5,365	(568)	62,268

Total	$143,531	$5,998	$(1,741)	$147,788

At September 30, 2007, the cost and market value associated with the assets held in merchandise trusts follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
	(in thousands)
Short-term investment	$12,128	$—	$—	$12,128
Fixed maturities:
U.S. Government and federal agency	3,668	8	(38)	3,638
U.S. State and local government agency	2,077	12	(36)	2,053
Corporate debt securities	3,953	29	(91)	3,891
Other debt securities	41,420	111	(680)	40,851

Total fixed maturities	51,118	160	(845)	50,433

Equity securities	85,906	2,699	(3,679)	84,926

Total	$149,152	$2,859	$(4,524)	$147,487

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at September 30, 2007 is presented below:

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities:
U.S. Government and federal agency	$2,327	$38	$—	$—	$2,327	$38
U.S. State and local government agency	751	13	487	23	1,238	36
Corporate debt securities	1,609	65	747	26	2,356	91
Other debt securities	17,120	659	1,201	21	18,321	680

Total fixed maturities	21,807	775	2,435	70	24,242	845

Equity securities	34,679	2,369	21,025	1,310	55,704	3,679

Total	$56,486	$3,144	$23,460	$1,380	$79,946	$4,524

A reconciliation of the Company’s merchandise trust activities for the year-to-date period ended September 30, 2007 is presented below:

	Market Value at 12/31/2006	Contribution	Distributions	Interest/ Dividends	Capital Gain Distribution	Realized Gain/ Loss	Taxes	Fees	Unrealized Change in Market Value	Change in Accrued Income	Market Value at 9/30/2007
(in thousands)
Merchandise Trust Funds	147,788	33,454	(37,502)	5,945	305	5,316	(1,150)	(655)	(6,030)	16	147,487

Total:	147,788	33,454	(37,502)	5,945	305	5,316	(1,150)	(655)	(6,030)	16	147,487

The Company considers various factors when considering if a decline in fair value of an asset is other than temporary, including but not limited to the length of time and magnitude of the unrealized loss; the volatility of the investment; the credit ratings of the issuers of the investments; and the Company’s intentions to sell or ability to hold the investments. At September 30, 2007, the Company has concluded that the declines in the fair values of the Company’s investments in fixed maturities and equity securities held by the merchandise trusts are temporary.

The Company deposited $5,246 and $7,535 and withdrew $6,971 and $10,220 from the trusts during the three month period ended September 30, 2006 and 2007, respectively. The company deposited $12,631 and $33,454 and withdrew $16,727 and $37,502 from the trusts during the nine month period ended September, 2006 and 2007, respectively. During the three months ended September 30, 2006, purchase and sales of securities available for sale included in trust investments were $21,189 and $22,961, respectively. During the three months ended September 30, 2007, purchase and sales of securities available for sale included in trust investments were $20,877 and $20,970, respectively. During the nine months ended September 30, 2006, purchase and sales of securities available for sale included in trust investments were $61,588 and $61,216, respectively. During the nine months ended September 30, 2007, purchase and sales of securities available for sale included in trust investments were $103,721 and $138,479, respectively.

Funeral Home—Prearranged funeral home services provide for future funeral home services generally determined by prices prevailing at the time that the contract is signed. A portion of the payments made under funeral home pre-need contracts is placed in funeral trusts. Amounts used to defray the initial cost of administration are not placed in trust. The balance of the amounts in the trusts totaled approximately $1.8 million at December 31, 2006 and approximately $7.2 million at September 30, 2007 and are included within the merchandise trusts above. Funeral trust principal, together with investment earnings retained in trust, are deferred until the service is performed. Upon performance of the contracted funeral home service, the Company recognizes the funeral trust principal amount together with the accumulated trust earnings as funeral home revenues.

6.	PERPETUAL CARE TRUSTS.

At December 31, 2006, the cost and market value associated with the assets held in perpetual care trust follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
	(in thousands)
Short-term investment	$18,092	$—	$—	$18,092
Fixed maturities:
U.S. Government and federal agency	6,239	19	(45)	6,213
U.S. State and local government agency	5,082	22	(20)	5,084
Corporate debt securities	14,796	337	(67)	15,066
Other debt securities	73,471	1,857	(84)	75,244

Total fixed maturities	99,588	2,235	(216)	101,607

Equity Securities	43,966	5,082	(116)	48,932

Total	$161,646	$7,317	$(332)	$168,631

At September 30, 2007, the cost and market value associated with the assets held in perpetual care trust follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
	(in thousands)
Short-term investment	$14,280	$—	$—	$14,280
Fixed maturities:
U.S. Government and federal agency	6,307	21	(42)	6,286
U.S. State and local government agency	4,660	36	(25)	4,671
Corporate debt securities	15,554	153	(347)	15,360
Other debt securities	58,258	234	(1,158)	57,334

Total fixed maturities	84,779	444	(1,572)	83,651

Equity Securities	67,610	2,330	(1,626)	68,314

Total	$166,669	$2,774	$(3,198)	$166,245

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at September 30, 2007 held in perpetual care trusts is presented below:

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities:
U.S. Government and federal agency	$3,350	$39	$85	$3	$3,435	$42
U.S. State and local government agency	1,336	20	222	5	1,558	25
Corporate debt securities	6,894	279	2,177	68	9,071	347
Other debt securities	42,320	1,152	512	6	42,832	1,158

Total fixed maturities	53,900	1,490	2,996	82	56,896	1,572

Equity Securities	22,103	1,088	7,698	538	29,801	1,626

Total	$76,003	$2,578	$10,694	$620	$86,697	$3,198

A reconciliation of the Company’s merchandise trust activities for the year-to-date period ended September 30, 2007 is presented below:

	Market Value at 12/31/2006	Contribution	Distributions	Interest/ Dividends	Capital Gain Distribution	Realized Gain/ Loss	Taxes	Fees	Unrealized Change in Market Value	Change in Accrued Income	Market Value at 9/30/2007
Perpetual Care Trust Funds	168,631	15,605	(20,390)	8,282	288	1,502	(697)	(605)	(6,928)	557	166,245

Total:	168,631	15,605	(20,390)	8,282	288	1,502	(697)	(605)	(6,928)	557	166,245

The Company considers various factors when considering if a decline in fair value of an asset is other than temporary, including but not limited to the length of time and magnitude of the unrealized loss; the volatility of the investment; the credit ratings of the issuers of the investments; and the Company’s intentions to sell or ability to hold the investments. At September 30, 2007, the Company has concluded that the declines in the fair values of the Company’s investments in fixed maturities and equity securities held in perpetual care trusts are temporary.

The company deposited $1,233 and $8,239 and withdrew $1,793 and $7,689 from the trusts during the three months ended September 30, 2006 and 2007, respectively. The company deposited $3,385 and $15,605 and withdrew $5,426 and $20,390 from the trusts during the nine months ended September 30, 2006 and 2007, respectively. During the three months ended September 30, 2006, purchase and sales of securities available for sale included in trust investments were $47,400 and $46,307, respectively. During the three months ended September 30, 2007, purchase and sales of securities available for sale included in trust investments were $56,269 and $52,880, respectively. During the nine months ended September 30, 2006, purchase and sales of securities available for sale included in trust investments were $80,877 and $72,952, respectively. During the nine months ended September 30, 2007, purchase and sales of securities available for sale included in trust investments were $191,511 and $169,522, respectively.

The Company recorded income from perpetual care trusts of $ $2.2 million and $6.6 million for the three and nine months ended September 30, 2006, respectively and $2.7 million and $7.4 million during the same period of 2007. This income is classified as cemetery revenues in the consolidated statements of operations.

7.	LONG-TERM DEBT

The following is a summary of debt outstanding at:

	December 31, 2006	September 30, 2007
	(in thousands)
Insurance premium financing, due in installments through September 2007 (4.75%)	433	632
Covenants not to compete due through August 2007 (non-interest bearing)	59	—
Vehicle Financing	50	69
Acquisition Credit Line, due September 2009 (interest rate—Libor + 3.5%)	15,550	—
Revolving Credit Line, due September 2009 (interest rate—Libor + 3.5%)	7,400	—
Senior secured notes, due 2009 (interest rate—7.66%)	80,000	—
Series A senior secured notes, due 2009 (interest rate—7.66%)	—	80,000
Series B senior secured notes, due 2012 (interest rate—9.34%)	—	35,000

Total	103,492	115,701
Less current portion	1,388	667

Long-term portion	$102,104	$115,034

On September 20, 2004, concurrent with the closing of the Partnership’s initial public offering, StoneMor Operating LLC (the “Operating Company”) and its subsidiaries issued and sold $80.0 million aggregate principal amount of senior secured notes. The senior secured notes rank pari passu with all of our other senior secured debt, including the revolving credit facility and the acquisition facility, subject to the description of the collateral securing the senior secured notes described below. The senior secured notes are guaranteed by the Partnership, the general partner of the Partnership and any future subsidiaries of the Operating Company. Obligations under the senior secured notes are secured by a first priority lien and security interest covering substantially all of the assets of the issuers of the senior secured notes, whether then owned or thereafter acquired, other than specified receivable rights and a third party priority lien and security interest covering those specified receivable rights, each as described above, of such issuers, whether then owned or thereafter acquired.

On September 20, 2004, concurrent with the closing of the Partnership’s initial public offering, the Operating Company and its subsidiaries entered into a $35.0 million credit facility with a group of banks. This credit facility consisted of a $12.5 million revolving credit line and a $22.5 million acquisition line of credit. Borrowings under the revolving credit line were originally due and payable on September 20, 2007, and borrowings under the acquisition line of credit were originally due and payable on September 20, 2008. On September 28, 2006, the Company entered into a second amendment of the credit facility which extended the due date on both lines of credit to September 20, 2009. On May 7, 2007, the Company entered into a third amendment of the credit facility which adjusted the credit facility by increasing the revolving credit line to $17.5 million and reducing the acquisition line of credit to $17.5 million until June 29, 2007. On June 29, 2007, the Company entered into a fourth amendment of the credit facility which extended the adjustment period of the third amendment from June 29, 2007 to July 31, 2007. On July 31, 2007, the Company entered into a fifth amendment of the credit facility which extended the adjustment period of the third amendment from June 29, 2007 to August 15, 2007. Depending on the type of loan, this credit facility bore interest at the Base Rate or the Eurodollar Rate, plus applicable margins ranging from 0.00% to 1% and 2.5% to 3.5% per annum, respectively, depending on our ratio of total debt to consolidated EBIDTA, as defined in the credit agreement. The Base Rate is the higher of the federal funds rate plus 0.05% or the prime rate announced by Fleet National Bank, a Bank of America Company. The Eurodollar Rate was determined by the administrative agent according to the credit facility.

Borrowings under the credit facility ranked pari passu with all of our other senior secured debt, including the senior secured notes, subject to the description of the collateral securing the credit facility described below. Borrowings under the credit facility are guaranteed by the Partnership and the general partner of the Partnership.

Our obligations under the revolving facility were secured by a first priority lien and security interest in specified receivable rights, whether then owned or thereafter acquired, of the borrower and the guarantors and by a third party priority lien and security interest in substantially all assets other than those receivable rights of the borrower and the guarantors, excluding trust accounts and certain proceeds required by law to be placed into such trust accounts and funds held in trust accounts, our general partner’s interest in the Partnership and our general partner’s incentive distribution rights under the Partnership’s partnership agreement. These assets secure the acquisition facility and our senior secured notes. The specified receivable rights include all accounts and other rights to payment arising under customer contracts or agreements (other than amounts required to be deposited into merchandise and perpetual care trusts) or management agreements, and all inventory, general intangibles and other rights reasonably related to the collection and performance of these accounts and rights to payment.

Our obligations under the acquisition facility were secured by a first priority lien and security interest in substantially all assets, whether then owned or thereafter acquired, other than specified receivable rights of the borrower and the guarantors, excluding trust accounts and certain proceeds required by law to be placed into such trust accounts and funds held in trust accounts, our general partner’s interest in the Partnership and our general partner’s incentive distribution rights under the Partnership’s partnership agreement, and a third party priority lien and security interest in those specified receivable rights of the borrower and the guarantors. The senior secured notes shared pari passu in the collateral securing the acquisition facility.

On August 15, 2007, the Operating Company and certain of its subsidiaries, collectively, as Borrowers, and the Company and StoneMor GP LLC (“StoneMor GP”), the general partner of StoneMor, collectively, as Guarantors, entered into the Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. (“Bank of America”), other lenders, and Banc of America Securities LLC (“BAS”). Bank of America was the administrative agent and one of the lenders under a Credit Agreement by and among the Company, StoneMor GP, the Operating Company, certain other borrowers and lending institutions, dated September 20, 2004, as amended (the “2004 Credit Agreement”).

On August 15, 2007, StoneMor GP, the Company, the Operating Company, and certain subsidiaries of the Operating Company (collectively, the “Issuers”) entered into the Amended and Restated Note Purchase Agreement (the “Note Purchase Agreement”) with Prudential Investment Management Inc., The Prudential Insurance Company of America, Prudential Retirement Insurance and Annuity Company, certain Affiliates of Prudential Investment Management Inc., iStar Financial Inc., SFT I, Inc., and certain Affiliates of iStar Financial Inc. (collectively, “Note Purchasers”).

The following is a summary of the material provisions of the Credit Agreement and the Note Purchase Agreement. This summary is qualified in its entirety by reference to the Credit Agreement, the Note Purchase Agreement, and the Notes issued under the Note Purchase Agreement. Capitalized terms which are not defined in this Quarterly Report on Form 10-Q shall have the meanings assigned to such terms in the Credit Agreement and Note Purchase Agreement.

The Credit Agreement provides for two credit facilities: (1) the Acquisition Facility, with a maximum principal amount of $40,000,000 (with an option to increase such facility by an additional $15,000,000 on an uncommitted basis) and the term of 5 years, and (2) the Revolving Credit Facility, with a maximum principal amount of $25,000,000 (with an option to increase such facility by up to $10,000,000 on an uncommitted basis) and a term of 5 years. Amounts borrowed under the Acquisition Facility and repaid or prepaid may not be reborrowed. Amounts borrowed under the Revolving Credit Facility and repaid or prepaid during the term may be reborrowed. In addition, Bank of America has agreed to provide to the borrowers Swing Line Loans with a maximum limit of $5,000,000, which is a part of the Revolving Credit Facility.

Loans outstanding under the Acquisition Facility and the Revolving Credit Facility bear interest at a per annum rate based upon the Base Rate or the Eurodollar Rate, as selected by Borrowers, plus an applicable margin ranging from 0% to 0.75% for Base Rate Loans and 2.25% to 3.25% for Eurodollar Rate Loans, depending on the ratio of consolidated funded debt to consolidated EBITDA of the Company. The Base Rate is a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate plus 0.5% and (b) the “prime rate” as set by Bank of America. The Eurodollar Rate equals the British Bankers Association LIBOR Rate.

The Credit Agreement requires the Borrowers to pay an unused commitment fee, which is calculated based on the amount by which the commitments under the Credit Agreement exceed the usage of such commitments. The Borrowers are also required to pay certain additional fees to Bank of America as Administrative Agent, and BAS as Arranger.

The proceeds of the Acquisition Loans may be used by the Borrowers to finance (i) Permitted Acquisitions, as defined in the Credit Agreement, and (ii) the purchase and construction of mausoleums. The proceeds of the Revolving Credit Loans and Swing Line Loans may be utilized to finance working capital requirements, Capital Expenditures, as defined in the Credit Agreement, and for other general corporate purposes.

Borrowings under the Credit Agreement rank pari passu with all other senior secured debt of the Borrowers, including the senior secured notes issued pursuant to the Note Purchase Agreement.

The Borrowers’ obligations under the Revolving Facility are secured by a first priority lien and security interest in specified receivable rights, whether then owned or thereafter acquired, of the Borrowers and the guarantors, and by a second priority lien and security interest in substantially all assets other than those receivable rights of the Borrowers and guarantors, excluding trust accounts and certain proceeds required by law to be placed into such trust accounts and funds held in trust accounts, StoneMor GP’s general partner interest in the Company and StoneMor GP’s incentive distribution rights under the Company’s partnership agreement. The specified receivable rights include all accounts and other rights to payment arising under customer contracts or agreements or management agreements, and all inventory, general intangibles and other rights reasonably related to the collection and performance of these accounts and rights to payment.

The Borrowers’ obligations under the Acquisition Facility are secured by a first priority lien and security interest in substantially all assets, whether then owned or thereafter acquired, other than specified receivable rights of the Borrowers and the guarantors, excluding trust accounts and certain proceeds required by law to be placed into such trust accounts and funds held in trust accounts, StoneMor GP’s general partner interest in the Company and StoneMor GP’s incentive distribution rights under the Company’s partnership agreement, and a secondary priority lien and security interest in those specified receivable rights. These assets secure the Acquisition Facility and the Notes described below. The priority of the liens and security interests securing the Acquisition Facility is pari passu with the liens and security interests securing Notes described below.

The Borrowers’ obligations under the Credit Agreement are guaranteed by StoneMor and StoneMor GP.

Subject to certain exceptions, the Borrowers agreed under the Credit Agreement to certain customary affirmative and negative covenants, which include, among other matters, covenants restricting the incurrence of indebtedness, the making of investments and acquisitions, the issuance of certain types of equity securities, the making of dispositions and the making of certain fundamental changes in equity structure.

The agreements governing the revolving credit facility, the acquisition line of credit and the senior secured notes contain restrictive covenants that, among other things, prohibit distributions upon defined events of default, restrict investments and sales of assets and require us to maintain certain financial covenants, including specified financial ratios. As of September 30, 2007, the Company was in compliance with all debt covenants.

Senior Secured Notes

Pursuant to the Note Purchase Agreement, the Issuers and the Note Purchasers agreed to (a) exchange certain Series A Notes issued pursuant to that certain Note Purchase Agreement dated as of September 20, 2004, as amended, for new Series A Notes, as defined in the Note Purchase Agreement, due September 20, 2009, in the maximum aggregate amount of $80,000,000; and (b) issue Series B Notes, as defined in the Note Purchase Agreement, due August 15, 2012 in the aggregate amount of $35,000,000, subject to the option, on an uncommitted basis, to issue/purchase additional secured Shelf Notes in the aggregate amount of up to $35,000,000, and to issue/purchase additional secured Shelf Notes to refinance the Series A Notes (Series A Notes, Series B Notes and the Shelf Notes are referred to collectively as the “Notes”). The Series A Notes bear an interest rate of 7.66% per annum, and the Series B Notes bear an interest of 9.34% per annum.

The Notes are guaranteed by the Company and StoneMor GP. The Notes rank pari passu with all other senior secured debt, including the Revolving Credit Facility and the Acquisition Facility. Obligations under the Notes are secured by a first priority lien and security interest covering substantially all of the assets of the issuers, whether then owned or thereafter acquired, other than specified receivable rights and a second priority lien and security interest covering those specified receivable rights of the Issuers, whether then owned or thereafter acquired. These assets secure the Notes and the Acquisition Facility described above. The priority of the liens and security interests securing the Notes is pari passu with the liens and security interests securing the Acquisition Facility described above.

The agreements governing the Notes and the Credit Agreement contain restrictive covenants that, among other things, prohibit distributions upon defined events of default, restrict investments and sales of assets and require us to maintain certain financial covenants, including specified financial ratios. As of September 30, 2007, the Company was in compliance with all debt covenants.

Deferred financing costs as of September 30, 2007 consisted of approximately $4.4 million of debt issuance costs, less accumulated amortization of approximately $0.9 million. These costs were incurred in connection with the issuance of the Company’s senior secured notes during September 2004 and its amendment during August 2007.

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

The provision for income taxes for the three and nine months ended September 30, 2006 and 2007, respectively is based upon the estimated annual effective tax rates expected to be applicable to the Company for 2006 and 2007, respectively.

In July 2006, the FASB issued Interpretation No. 48, which is applicable for fiscal years beginning after December 15, 2006. Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. Interpretation 48 prescribes a recognition threshold and measurement for financial statement recognition and measurement of a tax position reported or expected to be reported on a tax return. Interpretation 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. On January 1, 2007, the Company adopted Interpretation 48. Prior to the adoption of Interpretation 48, the Company’s policy was to recognize tax benefits of uncertain tax positions only if it was “probable” that the position would be sustained. Interpretation 48 requires application of a “more likely than not” threshold to the recognition and derecogntion of tax positions. As a result of the adoption of Interpretation 48, no additional adjustments were made to retained earnings for previously unrecognized tax benefits.

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

At September 30, 2007, the Company had no specific amounts recorded for uncertain tax positions, interest or penalties in the accompanying consolidated financial statements.

9.	DEFERRED CEMETERY REVENUES – NET

In accordance with SAB No. 104, the Company defers the revenues and all direct costs associated with the sale of pre-need cemetery merchandise and services until the merchandise is delivered or the services are performed. The Company also defers the costs to obtain new pre-need cemetery and new prearranged funeral business as well as the investment earnings on the prearranged services and merchandise trusts (see Note 1). At December 31, 2006 and September 30, 2007, deferred cemetery revenues, net, consisted of the following:

	December 31, 2006	September 30, 2007
	(in thousands)
Deferred cemetery revenue	$149,327	$157,841
Deferred merchandise trust revenue	27,422	26,650
Deferred pre-acquisition margin	41,954	40,682
Deferred cost of good sold	(22,600)	(23,431)

Deferred cemetery revenues, net	$196,103	$201,742

Deferred selling and obtaining costs	$33,478	$35,336

Deferred selling and obtaining costs are carried as an asset on the condensed consolidated balance sheet in accordance with FAS 60.

10.	COMMITMENTS AND CONTINGENCIES

Legal—The Company is party to legal proceedings in the ordinary course of its business but does not expect the outcome of any proceedings, individually or in the aggregate, to have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Leases—At September 30, 2007, the Company was committed to operating lease payments for premises, automobiles and office equipment under various operating leases with initial terms ranging from one to five years and options to renew at varying terms. Expenses under operating leases were $0.5 million for the nine months ended September 30, 2007 and $0.4 million for the nine months ended September 30, 2006.

At September 30, 2007, operating leases will result in future payments in the following approximate amounts:

(in thousands)
2007	$175
2008	628
2009	600
2010	484
2011	426
Thereafter	877

Total	$3,190

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

Compensation expense recognized related to unit appreciation rights and restricted phantom unit awards is summarized in the table below:

	Nine Months Ended September 30,
(in thousands)	2006	2007
Unit appreciation rights	$0	$128
Restricted phantom units	0	3,379
General partner equity grant		606

Total unit-based compensation expense	$0	$4,113

As of September 30, 2007, there was $0.1 million of unrecognized pretax compensation cost related to nonvested unit appreciation rights and $3.6 million of unrecognized pretax compensation cost related to nonvested restricted phantom units which will be recognized through September 2009.

12.	ACQUISITIONS

During the quarter ended September 30, 2007, the Company acquired 2 cemeteries. The results of the operations of these acquired cemeteries have been included in the consolidated financial statements since their date of acquisition. StoneMor paid $2.5 million in cash to the sellers to acquire these locations. Including the acquisition transaction costs, the transaction was valued at $2.9 million for accounting purposes.

The following table summarizes the estimated fair values (in thousands) of the assets acquired and liabilities assumed as of the acquisition date. StoneMor was in the process of finalizing the allocation of the purchase price as of November 9, 2007; thus, the allocation shown below is preliminary and subject to further refinement.

Assets acquired
Accounts receivable, net	$233
Cemetery property	3,609
Property and equipment	619
Merchandise trust funds, restricted at fair value	243

Total assets acquired	4,704

Liabilities assumed
Deferred margin	949
Merchandise liability	875

Total liabilities assumed	1,824

Net assets acquired	$2,880

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, including, but not limited to, information regarding the status and progress of StoneMor’s operating activities, the plans and objectives of StoneMor’s management, assumptions regarding

StoneMor’s future performance and plans, and any financial guidance provided, as well as certain information in other filings with the SEC and elsewhere, are forward-looking statements within the meaning of Section 27A(i) of the Securities Act of 1933 and Section 21E(i) of the Securities Exchange Act of 1934. The words “believe,” “may,” “will,” “estimate,” “continues,” “anticipate,” “intend,” “project,” “expect “predict,” and similar expressions identify these forward-looking statements. These forward-looking statements are made subject to certain risks and uncertainties that could cause actual results to differ materially from those stated, including, but not limited to, the following: future revenue and revenue growth; the impact of StoneMor’s significant leverage on its operating plans; the ability of StoneMor to service its debt; StoneMor’s ability to attract, train and retain an adequate number of sales people; uncertainties associated with the volume and timing of pre-need sales of cemetery services and products; variances in death rates; variances in the use of cremation; changes in the political or regulatory environments, including potential changes in tax accounting and trusting policies; StoneMor’s ability to successfully implement a strategic plan relating to producing operating improvement, strong cash flows and further deleveraging; uncertainties associated with the integration or the anticipated benefits of the acquisition of assets, information disclosed within this Quarterly Report on Form 10-Q; and various other uncertainties associated with the deathcare industry and StoneMor’s operations in particular.

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

We are an owner and operator of cemeteries in the United States of America. As of September 30, 2007, the Company operated 178 cemeteries in 21 states, located primarily in the eastern United States of America. The Company owns 172 of these cemeteries and operates the remaining 6 under long-term management agreements with cemetery associations that own the cemeteries. As a result of the agreements and other control arrangements, StoneMor consolidates the results of the 6 managed cemeteries in our historical consolidated financial statements.

StoneMor sells cemetery products and services both at the time of death, which the Company refers to as at-need, and prior to the time of death, which the Company refers to as pre-need. During the first nine months of 2007, StoneMor performed approximately 21,700 burials and sold more than 16,500 interment rights (net of cancellations) compared to 18,700 and 11,900, respectively, for the same period of 2006.

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

Recent Accounting Pronouncements

In July 2006, the FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109” (“Interpretation 48”). Interpretation 48, which clarifies Statement 109, Accounting for Income Taxes, establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in the Company’s financial statements. On initial application, Interpretation 48 was applied to all tax positions for which the statute of limitations remains open. Only tax positions that meet the more-likely-than-not recognition threshold at the adoption date will be recognized or continue to be recognized. The cumulative effect of applying Interpretation 48 were reported as an adjustment to retained earnings at the beginning of the period in which it is adopted. The adoption of Interpretation 48 as of January 31, 2007 did not have a significant effect on the Company’s financial statements or its ability to comply with its current debt covenants. See Note 8 to Notes to Condensed Consolidated Financial Statements.

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

In February 2007, the FASB issued SFAS No. 159, “Establishing the Fair Value Option for Financial Assets and Liabilities” (FAS 159), to permit all entities to choose to elect to measure eligible financial instruments at fair value. FAS 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, “Fair Value Measurements”. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. The Company is currently evaluating the impact of SFAS No. 159 on its consolidated financial statements.

The following table summarizes our results of operations for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
	(in thousands)		(in thousands)
Statement of Operations Data:
Revenues:
Cemetery :
Merchandise	$13,303	$19,477	$41,458	$57,338
Services	6,182	7,188	18,524	21,523
Investment and other	6,185	6,438	18,043	19,913
Funeral home :
Merchandise	477	1,110	1,656	3,442
Services	638	1,163	2,048	4,364

Total	26,785	35,376	81,729	106,580

Costs and Expenses:
Cost of goods sold:
Perpetual care	794	845	2,377	2,685
Merchandise and services	2,735	4,054	8,287	11,802
Cemetery expense	5,983	7,933	17,985	22,593
Selling expense	5,270	7,145	16,689	21,860
General and administrative expense	3,105	4,031	9,255	11,462
Corporate overhead	3,772	5,821	12,006	16,054
Depreciation and amortization	842	1,111	2,588	2,900
Funeral home expense:
Merchandise	186	344	589	1,198
Services	426	1,041	1,374	3,057
Other	330	556	1,033	1,833
Expenses related to refinancing	0	157	0	157
Interest expense	1,860	2,263	5,375	6,441
Income taxes	423	82	1,091	533

Net income	$1,059	$(7)	$3,080	$4,005

The following table presents supplemental operating data for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
Operating Data:
Interments Performed	6,116	6,992	18,704	21,740
Cemetery revenues per interment performed	$4,197	$4,734	$4,172	$4,543

Interment rights sold (1):
Lots	3,495	4,082	9,971	14,214
Mausoleum crypts (including pre-construction)	522	599	1,706	1,861
Niches	88	130	317	463

Total interment rights sold	4,105	4,811	11,994	16,538

Number of contracts written	12,689	15,281	39,998	47,305
Aggregate contract amount, in thousands (excluding interest)	$27,126	$33,797	$85,390	$104,178
Average amount per contract (excluding interest)	$2,138	$2,212	$2,135	$2,202

Number of pre-need contracts written	5,743	7,222	18,540	22,191
Aggregate pre-need contract amount, in thousands (excluding interest)	$17,272	$21,762	$54,976	$67,605
Average amount per pre-need contract (excluding interest)	$3,007	$3,013	$2,965	$3,047

Number of at-need contracts written	6,946	8,059	21,458	25,114
Aggregate at-need contract amount, in thousands	$9,854	$12,036	$30,414	$36,572
Average amount per at-need contract	$1,419	$1,493	$1,417	$1,456

(1)	Net of cancellations. Counts the sale of a double-depth burial lot as the sale of two interment rights.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Cemetery Revenues. Cemetery revenues were $33.1 million in the third quarter of 2007, an increase of $7.4 million, or 28.8%, as compared to $25.7 million in the third quarter of 2006. Cemetery revenues from pre-need sales, including interest income from pre-need installment contracts and investment income from trusts, were $21.9 million in the third quarter of 2007, an increase of $5.2 million, or 31.1%, as compared to $16.7 million in the third quarter of 2006. The increase primarily resulted from increased lot sales ($0.3 million), additional vault deliveries ($0.3 million), additional marker and marker base deliveries ($3.5 million), additional casket deliveries ($0.2 million) and additional crypt sales ($0.2 million). Total revenues from merchandise and perpetual care trusts for the third quarter of 2007 were $4.0 million, an increase of $0.1 million, or 2.6%, as compared to $3.9 million during the same period in 2006. The increase in trust revenues is a result of the increased product deliveries, as indicated above.

Cemetery revenues from at-need sales in the third quarter of 2007 were $10.9 million, an increase of $2.3 million, or 26.7%, as compared to $8.6 million in the third quarter of 2006. The increase in cemetery revenues from at-need sales was primarily attributable to higher sales of openings and closings of $0.6 million, higher sales of monument bases and markers of $0.9 million, higher sales of lots of $0.2 million, higher sales of mausoleums of $0.3 million and higher sales of vaults of $0.2 million.

Other cemetery revenues were $0.4 million in the third quarter of 2007, essentially unchanged from the third quarter of 2006

Costs of Goods Sold. Cost of goods sold was $4.9 million in the third quarter of 2007, an increase of $1.4 million, or 40.0%, as compared to $3.5 million in the third quarter of 2006 due to the composition of the items serviced during the period. As a percentage of cemetery revenues, cost of goods sold was 14.8% in the third quarter of 2007 an increase of 1.2% from 13.6% in the third quarter of 2006. The increase in cost of goods sold as a percentage of cemetery revenue was attributable to a change in product mix delivered in the third quarter of 2007.

Selling Expense. Total selling expense was $7.1 million in the third quarter of 2007, an increase of $1.8 million, or 34.0%, as compared to $5.3 million in the third quarter of 2006 due to the increase in sales commissions and other compensation expenses. Sales commissions and other compensation expenses contributed $6.0 million to total selling expense during the third quarter of 2007, an increase of $.5 million, or 9.1%, compared to $5.5 million in the third quarter of 2006. As a percentage of pre-need sales, sales commissions and other compensation expenses were 27.4% in the third quarter of 2007, a decrease of 5.5% from the third quarter of 2006. This decrease in percentage is attributable to the fixed cost component of our selling expense being leveraged over a greater sales volume.

Cemetery Expense. Cemetery expense was $7.9 million in the third quarter of 2007, an increase of $1.9 million, or 31.7%, as compared to $6.0 million in the third quarter of 2006. This increase was primarily due to an increase in cemetery labor costs of $0.9 million, an increase in cemetery maintenance of $0.7 million and an increase in utilities of $0.1 million.

General and Administrative Expense. General and administrative expense was $4.0 million in the third quarter of 2007, an increase of $0.9 million, or 29.0%, as compared to $3.1 million in the third quarter of 2006. The increase was primarily attributable to an increase in office salaries of $0.5 million and moderate increases in all other general and administrative expenses.

Funeral Home Revenues and Expenses. Funeral home revenues were $2.3 million in the third quarter of 2007, an increase of $1.2 million, or 109.1%, as compared to $1.1 million in the third quarter of 2006. The primary reason for the increase was an increase in the number of services performed, 669 in the third quarter of 2007 compared to 264 in the third quarter of 2006. Funeral home expenses were $1.9 million in the third quarter of 2007, an increase of $1.0 million, or 111.1%, as compared to $0.9 million in the third quarter of 2006. The majority of all increases in funeral home revenues and expenses were attributable to our acquisition of 14 funeral homes from Service Corporation International in September 2006.

Corporate Overhead. Corporate overhead was $5.8 million in the third quarter of 2007, an increase of $2.0 million, or 52.6%, as compared to $3.8 million in the third quarter of 2006. The increase was primarily attributable to $1.8 million in additional non-cash expenses resulting from a grant of unit-based compensation under our Long-Term Incentive Plan in November of 2006 which will be expensed over the vesting term in accordance with FAS 123R.

Depreciation and Amortization. Depreciation and amortization was $1.1 million in the third quarter of 2007, an increase of $0.3 million, or 37.5%, as compared to $0.8 million in the third quarter of 2006.

Interest Expense. Interest expense was $2.3 million in the third quarter of 2007, an increase of $0.4 million, or 21.1%, as compared to $1.9 million in the third quarter of 2006. This increase was attributable to $13.2 million increase in debt outstanding at September 30, 2007.

Provision (Benefit) for Income Taxes. Provision for income taxes was $0.2 million in the third quarter of 2007, a decrease of approximately $0.2 million, or 50.0%, as compared to $0.4 million in the third quarter of 2006. The change in provision for income taxes was primarily due to a decrease in operating profit in our non-qualified entities attained during the first nine months of 2007.

Net Income(loss). Net loss was $0.1 million during the third quarter of 2007, a decrease of $1.2 million, or 109.1%, as compared to a net income of $1.1 million during the third quarter of 2006. The decrease was primarily attributable to $1.8 million in non-cash expenses resulting from an equity grant under our Long-Term Incentive Plan in November of 2006 and $0.6 million in accumulated acquisition costs for locations that we did not ultimately acquire which were written off during the quarter. We incurred no similar expense in the third quarter of 2006.

Deferred Cemetery Revenue, net. Deferred cemetery revenues, net, decreased $3.6 million, or 1.8% in the third quarter of 2007, from $205.4 million as of June 30, 2007 to $201.8 million as of September 30, 2007. In the comparable period in 2006, deferred cemetery revenues, net, increased $16.1 million, or 9.2%, from $175.3 million as of June 30, 2006 to $191.4 million as of September 30, 2006. The net decrease in the quarter ended September 30, 2007 was primarily attributable to an increase in delivery of products and services that were sold in previous quarters. In the three months ended September 30, 2007, we added $9.2 million in pre-need sales of cemetery merchandise and services, net of deferred costs and cancellations, to our pre-need sales backlog which was offset by revenues recognized, net of costs, of $13.6 million, including accumulated merchandise trust earnings related to the delivery and performance of pre-need cemetery merchandise and services. In the three months ended September 30, 2006, we added $15.2 million in pre-need sales of cemetery merchandise and services, net of deferred costs and cancellations, to our pre-need sales backlog which was offset by revenues recognized, net of costs, of $9.4 million, including accumulated merchandise trust earnings related to the delivery and performance of pre-need cemetery merchandise and services.

Segment Discussion. Revenues for the Southeast and West increased significantly due to the acquisition of 21 cemeteries and 14 funeral homes in September of 2006. For the third quarter of 2007, the company owned these locations for the entire third quarter. This also accounted for the significant increase in operating earnings recognized. Revenue and operating earnings for the Northeast decreased during the third quarter of 2007 when compared to the same period in 2006 due to decreased investment performance in our merchandise and perpetual care trusts.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Cemetery Revenues. Cemetery revenues were $98.8 million in the first nine months of 2007, an increase of $20.8 million, or 26.7%, as compared to $78.0 million in the first nine months of 2006. Cemetery revenues from pre-need sales, including interest income from pre-need installment contracts and investment income from trusts, were $64.6 million in the first nine months of 2007, an increase of $15.5 million, or 31.6%, as compared to $49.1 million in the first nine months of 2006. The increase primarily resulted from additional lot sales ($1.4 million), additional vault deliveries ($1.6 million), additional marker and marker base sales ($7.0 million), additional casket deliveries ($2.0 million), additional crypt sales ($1.0 million) and additional document fees ($0.2 million). An additional contribution to the increase in cemetery revenues from pre-need sales was higher accumulated earnings from merchandise trusts allocated to the pre-need products delivered during the first nine months of 2007. Total revenues from merchandise and perpetual care trusts for the first nine months of 2007 were higher by $2.2 million than the same period in 2006. The increase in trust revenues is a result of the increased product deliveries, as indicated above, and improved investment return of our trusts.

Cemetery revenues from at-need sales in the first nine months of 2007 were $33.4 million, an increase of $6.2 million, or 22.8%, as compared to $27.2 million in the first nine months of 2006. The increase in cemetery revenues from at-need sales was primarily attributable to higher sales of monument bases and markers of $2.4 million, higher sales of at-need interment rights of $1.9 million, higher mausoleum sales of $0.5 million, higher sales of burial vaults of $0.5 million and higher sales of lots of $0.5 million.

Other cemetery revenues were $0.8 million in the first nine months of 2007, a decrease of $0.9 million, or 52.9%, from $1.7 million in the first nine months of 2006. The decrease in other cemetery revenues was primarily attributable to a decrease in sales of undeveloped land for net proceeds of $0.7 million.

Costs of Goods Sold. Cost of goods sold was $14.5 million in the first nine months of 2007, an increase of $3.8 million, or 35.5%, as compared to $10.7 million in the first nine months of 2006. As a percentage of cemetery revenues, cost of goods sold increased to 14.7% in the first nine months of 2007 from 13.7% in the first nine months of 2006. The increase in cost of goods sold as a percentage of cemetery revenue was attributable to the change in product mix delivered in the first nine months of 2007.

Selling Expense. Total selling expense was $21.9 million in the first nine months of 2007, an increase of $5.2 million, or 31.1%, as compared to $16.7 million in the first nine months of 2006. Sales commissions and other compensation expenses contributed $18.7 million to total selling expense during the first nine months of 2007, an increase of $3.6 million, or 23.8%, compared to $15.1 million in the first nine months of 2006. As a percentage of pre-need sales, sales commissions and other compensation expenses were 28.9% in the first nine months of 2007, as compared to 31. 9% in the first nine months of 2006. This decrease in percentage is attributable to the fixed cost component of our selling expense being leveraged over a greater sales volume.

Cemetery Expense. Cemetery expense was $22.6 million in the first nine months of 2007, an increase of $4.6 million, or 25.6%, as compared to $18.0 million in the first nine months of 2006. This increase was primarily due to an increase in cemetery labor costs of $2.2 million, an increase in cemetery maintenance of $0.8 million, an increase in real estate taxes of $0.2 million, an increase in utilities of $0.3 million and an increase in building repairs and maintenance of $0.4 million.

General and Administrative Expense. General and administrative expense was $11.5 million in the first nine months of 2007 an increase of $2.2 million, or 23.7%, as compared to $9.3 million in the first nine months of 2006. The increase was primarily attributable to an increase in office salaries of $1.1 million and an increase in taxes, licenses of $0.1 million, regional overhead of $0.2 million and an increase in data processing costs of $0.3 million.

Funeral Home Revenues and Expense. Funeral home revenues were $7.8 million in the first nine months of 2007, an increase of $4.1 million, or 110.8%, as compared to $3.7 million in the first nine months of 2006. The primary reason for the increase was an increase in the number of services performed, 2,284 in the first nine months of 2007 compared to 888 in the first nine months of 2006. Funeral home expenses were $6.1 million in the first nine months of 2007, an increase of $3.1 million, or 103.3%, as compared to $3.0 million in the first nine months of 2006. The majority of all increases in funeral home revenue and expenses are attributable to our acquisition of 14 funeral homes from Service Corporation International in September 2006.

Corporate Overhead. Corporate overhead was $16.1 million in the first nine months of 2007, an increase of $4.1 million, or 34.2%, as compared to $12.0 million in the first nine months of 2006. The increase was primarily attributable to $4.1 million in additional non-cash expenses resulting from a grant of unit-based compensation under our Long-Term Incentive Plan in November of 2006 which will be expensed over the vesting term in accordance with FAS 123R.

Depreciation and Amortization. Depreciation and amortization was $2.9 million in the first nine months of 2007, an increase of $0.3 million, or 11.5%, as compared to $2.6 million in the first nine months of 2006.

Interest Expense. Interest expense was $6.4 million in the first nine months of 2007, an increase of $1.0 million, or 18.5%, as compared to $5.4 million in the first nine months of 2006. This increase is attributable to an increase in outstanding borrowings on our acquisition line of credit of $9.9 million and an increase in borrowings on our revolving line of credit of $4.5 million. This increase was attributable to $13.2 million increase in debt outstanding at September 30, 2007.

Provision (Benefit) for Income Taxes. Provision for income taxes was $0.7 million in the first nine months of 2007 as compared to a provision for income taxes of $1.1 million during the first nine months of 2006. The change in provision for income taxes was primarily due to a decrease in operating profit in our non-qualified entities attained during the first nine months of 2007.

Net Income(Loss). Net income was $3.9 million during the first nine months of 2007, an increase of $0.8 million, or 25.8%, as compared to net income of $3.1 million during the first nine months of 2006. The increase was primarily attributable to a $1.6 million increase in operating profit attained and is net of $4.1 million in non-cash expenses resulting from an equity grant under our Long-Term Incentive Plan in November of 2006 which we did not incur in the first nine months of 2006.

Deferred Cemetery Revenue. Deferred cemetery revenues, net, increased $5.6 million, or 2.9%, in the first nine months of 2007, from $196.1 million as of December 31, 2006 to $201.7 million as of September 30, 2007. In the comparable period in 2006, deferred cemetery revenues, net, increased $23.6 million, or 14.1% in the first nine months of 2006, from $167.0 million as of December 31, 2005 to $191.4 million as of September 30, 2006. The net increase in the first nine months of 2007 was primarily attributable to an increase in sales of pre-need cemetery products and services that were not delivered or performed in the first nine months of 2007. We added $46.2 million in pre-need sales of cemetery merchandise and services, net of deferred costs and cancellations, to our pre-need sales backlog during the first nine months of 2007 as compared to $40.3 million added during the first nine months of 2006. These increases were offset by revenues recognized, net of costs, of $39.3 million, including accumulated merchandise trust earnings, during the first nine months of 2007 related to the delivery and performance of pre-need cemetery merchandise and services as compared to $28.0 million of revenues recognized in the first nine months of 2006.

Segment Discussion. Revenues for the Southeast and West increased significantly due to the acquisition of 21 cemeteries and 14 funeral homes in September of 2006. For the nine month period ended September 30, 2007, the company owned these locations for the entire nine months. This also accounted for the significant increase in operating earnings recognized. Revenue and operating earnings in the Northeast increased during the nine month period ended September 30, 2007 when compared to the same period in 2006 due to increased year-to-date investment performance in our merchandise and perpetual care trusts.

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

One of our goals is to grow through the acquisition of high-quality cemetery properties. On November 1, 2005, StoneMor acquired 22 cemeteries and six funeral homes from Service Corporation International (NYSE: SCI) for $12.93 million. StoneMor paid $7.03 million in cash and 280,952 StoneMor common units representing limited partner interests, representing the additional $5.9 million. In addition, StoneMor assumed the merchandise and service liabilities associated with certain pre-arranged bonded contracts related to the properties. Additionally, on September 28, 2006, we completed the acquisition of 21 cemeteries and 14 funeral homes from Service Corporation International (NYSE: SCI) and certain other entities for $11.8 million. We paid $5.9 million in cash and 275,046 in common units representing limited partner interests, representing the additional $5.9 million. We acquired two additional cemeteries during the fourth quarter of 2006 with an aggregate purchase price of approximately $1.3 million and two cemeteries in the third quarter of 2007 with an aggregate purchase price of approximately $25 million.

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

Cash Flow from Operating Activities. Cash flows provided by operating activities were $14.6 million in the first nine months of 2007 compared to cash flows provided by operating activities of $16.4 million during the first nine months of 2006. Cash flows provided by operating activities in the first nine months of 2007 decreased from the cash flows provided by operating activities in the first nine months of 2006 primarily due to an increase in cash used for accounts receivable of $12.8 million associated with an increase in pre-need contracts written during the first nine months of 2007, partially offset by an increase in net income of $0.8 million which is net of $4.1 million unit-based compensation, a $1.2 million increase in deferred cemetery revenue, a decrease in cash used to satisfy merchandise liabilities of $2.6 million, and a decrease in net contributions to the merchandise trust of $1.3 million.

Cash Flow from Investing Activities. Net cash used in investing activities was $6.7 million in the first nine months of 2007, a decrease of $5.1 million, as compared to cash used in investing activities of $11.8 million in the first nine months of 2006. This decrease in cash used in investing activities was primarily attributable to a $6.7 million decrease in net cash used to purchase subsidiaries, partially offset by the net proceeds of $2.1 million related to the sale of one of our funeral homes in the first nine months of 2006. We did not sell any locations in the first nine months of 2007.

Cash Flow from Financing Activities. Net cash used in financing activities was $4.6 million in the first nine months of 2007 as compared to cash provided by financing activities of $2.9 million in the first nine months of 2006. The cash flow used in financing activities in the first nine months of 2007 was primarily attributable to the February, May and August unit holder distributions of $14.0 million and $2.8 million in financing costs related to our third quarter 2007 refinancing partially offset by increased net borrowings from our long-term debt facilities of $12.2 million. The cash flow used in financing activities in the first nine months of 2006 was primarily attributable to the February, May and August unit holder distributions of $12.8 million offset by increased borrowings from our revolving credit facility of $16.2 million.

Credit Facility. On September 20, 2004, concurrent with the closing of the Partnership’s initial public offering, StoneMor Operating LLC (the “Operating Company”) and its subsidiaries issued and sold $80.0 million aggregate principal amount of senior secured notes. The senior secured notes rank pari passu with all of our other senior secured debt, including the revolving credit facility and the acquisition facility, subject to the description of the collateral securing the senior secured notes described below. The senior secured notes are guaranteed by the Partnership, the general partner of the Partnership and any future subsidiaries of the Operating Company. Obligations under the senior secured notes are secured by a first priority lien and security interest covering substantially all of the assets of the issuers of the senior secured notes, whether then owned or thereafter acquired, other than specified receivable rights and a third party priority lien and security interest covering those specified receivable rights, each as described above, of such issuers, whether then owned or thereafter acquired.

On September 20, 2004, concurrent with the closing of the Partnership’s initial public offering, the Operating Company and its subsidiaries entered into a $35.0 million credit facility with a group of banks. This credit facility consisted of a $12.5 million revolving credit line and a $22.5 million acquisition line of credit. Borrowings under the revolving credit line were originally due and payable on September 20, 2007, and borrowings under the acquisition line of credit were originally due and payable on September 20, 2008. On September 28, 2006, the Company entered into a second amendment of the credit facility which extended the due date on both lines of credit to September 20, 2009. On May 7, 2007, the Company entered into a third amendment of the credit facility which adjusted the credit facility by increasing the revolving credit line to $17.5 million and reducing the acquisition line of credit to $17.5 million until June 29, 2007. On June 29, 2007, the Company entered into a fourth amendment of the credit facility which extended the adjustment period of the third amendment from June 29, 2007 to July 31, 2007. On July 31, 2007, the Company entered into a fifth amendment of the credit facility which extended the adjustment period of the third amendment from June 29, 2007 to August 15, 2007. Depending on the type of loan, this credit facility bore interest at the Base Rate or the Eurodollar Rate, plus applicable margins ranging from 0.00% to 1% and 2.5% to 3.5% per annum, respectively, depending on our ratio of total debt to consolidated EBIDTA, as defined in the credit agreement. The Base Rate is the higher of the federal funds rate plus 0.05% or the prime rate announced by Fleet National Bank, a Bank of America Company. The Eurodollar Rate was determined by the administrative agent according to the credit facility.

Borrowings under the credit facility ranked pari passu with all of our other senior secured debt, including the senior secured notes, subject to the description of the collateral securing the credit facility described below. Borrowings under the credit facility are guaranteed by the Partnership and the general partner of the Partnership.

Our obligations under the revolving facility were secured by a first priority lien and security interest in specified receivable rights, whether then owned or thereafter acquired, of the borrower and the guarantors and by a third party priority lien and security interest in substantially all assets other than those receivable rights of the borrower and the guarantors, excluding trust accounts and certain proceeds required by law to be placed into such trust accounts and funds held in trust accounts, our general partner’s interest in the Partnership and our general partner’s incentive distribution rights under the Partnership’s partnership agreement. These assets secure the acquisition facility and our senior secured notes. The specified receivable rights include all accounts and other rights to payment arising under customer contracts or agreements (other than amounts required to be deposited into merchandise and perpetual care trusts) or management agreements, and all inventory, general intangibles and other rights reasonably related to the collection and performance of these accounts and rights to payment.

Our obligations under the acquisition facility were secured by a first priority lien and security interest in substantially all assets, whether then owned or thereafter acquired, other than specified receivable rights of the borrower and the guarantors, excluding trust accounts and certain proceeds required by law to be placed into such trust accounts and funds held in trust accounts, our general partner’s interest in the Partnership and our general partner’s incentive distribution rights under the Partnership’s partnership agreement, and a third party priority lien and security interest in those specified receivable rights of the borrower and the guarantors. The senior secured notes shared pari passu in the collateral securing the acquisition facility.

On August 15, 2007, the Operating Company and certain of its subsidiaries, collectively, as Borrowers, and the Company and StoneMor GP LLC (“StoneMor GP”), the general partner of StoneMor, collectively, as Guarantors, entered into the Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. (“Bank of America”), other lenders, and Banc of America Securities LLC (“BAS”). Bank of America was the administrative agent and one of the lenders under a Credit Agreement by and among the Company, StoneMor GP, the Operating Company, certain other borrowers and lending institutions, dated September 20, 2004, as amended (the “2004 Credit Agreement”).

On August 15, 2007, StoneMor GP, the Company, the Operating Company, and certain subsidiaries of the Operating Company (collectively, the “Issuers”) entered into the Amended and Restated Note Purchase Agreement (the “Note Purchase Agreement”) with Prudential Investment Management Inc., The Prudential Insurance Company of America, Prudential Retirement Insurance and Annuity Company, certain Affiliates of Prudential Investment Management Inc., iStar Financial Inc., SFT I, Inc., and certain Affiliates of iStar Financial Inc. (collectively, “Note Purchasers”).

The following is a summary of the material provisions of the Credit Agreement and the Note Purchase Agreement. This summary is qualified in its entirety by reference to the Credit Agreement, the Note Purchase Agreement, and the Notes issued under the Note Purchase Agreement. Capitalized terms which are not defined in this Current Report on Form 10-Q shall have the meanings assigned to such terms in the Credit Agreement and Note Purchase Agreement.

The Credit Agreement provides for two credit facilities: (1) the Acquisition Facility, with a maximum principal amount of $40,000,000 (with an option to increase such facility by an additional $15,000,000 on an uncommitted basis) and the term of 5 years, and (2) the Revolving Credit Facility, with a maximum principal amount of $25,000,000 (with an option to increase such facility by up to $10,000,000 on an uncommitted basis) and a term of 5 years. Amounts borrowed under the Acquisition Facility and repaid or prepaid may not be reborrowed. Amounts borrowed under the Revolving Credit Facility and repaid or prepaid during the term may be reborrowed. In addition, Bank of America has agreed to provide to the borrowers Swing Line Loans with a maximum limit of $5,000,000, which is a part of the Revolving Credit Facility.

Loans outstanding under the Acquisition Facility and the Revolving Credit Facility bear interest at a per annum rate based upon the Base Rate or the Eurodollar Rate, as selected by Borrowers, plus an applicable margin ranging from 0% to 0.75% for Base Rate Loans and 2.25% to 3.25% for Eurodollar Rate Loans, depending on the ratio of consolidated funded debt to consolidated EBITDA of the Company. The Base Rate is a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate plus 0.5% and (b) the “prime rate” as set by Bank of America. The Eurodollar Rate equals the British Bankers Association LIBOR Rate.

The Credit Agreement requires the Borrowers to pay an unused commitment fee, which is calculated based on the amount by which the commitments under the Credit Agreement exceed the usage of such commitments. The Borrowers are also required to pay certain additional fees to Bank of America as Administrative Agent, and BAS as Arranger.

The proceeds of the Acquisition Loans may be used by the Borrowers to finance (i) Permitted Acquisitions, as defined in the Credit Agreement, and (ii) the purchase and construction of mausoleums. The proceeds of the Revolving Credit Loans and Swing Line Loans may be utilized to finance working capital requirements, Capital Expenditures, as defined in the Credit Agreement, and for other general corporate purposes.

Borrowings under the Credit Agreement rank pari passu with all other senior secured debt of the Borrowers, including the senior secured notes issued pursuant to the Note Purchase Agreement.

The Borrowers’ obligations under the Revolving Facility are secured by a first priority lien and security interest in specified receivable rights, whether then owned or thereafter acquired, of the Borrowers and the guarantors, and by a second priority lien and security interest in substantially all assets other than those receivable rights of the Borrowers and guarantors, excluding trust accounts and certain proceeds required by law to be placed into such trust accounts and funds held in trust accounts, StoneMor GP’s general partner interest in the Company and StoneMor GP’s incentive distribution rights under the Company’s partnership agreement. The specified receivable rights include all accounts and other rights to payment arising under customer contracts or agreements or management agreements, and all inventory, general intangibles and other rights reasonably related to the collection and performance of these accounts and rights to payment.

The Borrowers’ obligations under the Acquisition Facility are secured by a first priority lien and security interest in substantially all assets, whether then owned or thereafter acquired, other than specified receivable rights of the Borrowers and the guarantors, excluding trust accounts and certain proceeds required by law to be placed into such trust accounts and funds held in trust accounts, StoneMor GP’s general partner interest in the Company and StoneMor GP’s incentive distribution rights under the Company’s partnership agreement, and a secondary priority lien and security interest in those specified receivable rights. These assets secure the Acquisition Facility and the Notes described below. The priority of the liens and security interests securing the Acquisition Facility is pari passu with the liens and security interests securing Notes described below.

The Borrowers’ obligations under the Credit Agreement are guaranteed by StoneMor and StoneMor GP.

Subject to certain exceptions, the Borrowers agreed under the Credit Agreement to certain customary affirmative and negative covenants, which include, among other matters, covenants restricting the incurrence of indebtedness, the making of investments and acquisitions, the issuance of certain types of equity securities, the making of dispositions and the making of certain fundamental changes in equity structure.

The agreements governing the revolving credit facility, the acquisition line of credit and the senior secured notes contain restrictive covenants that, among other things, prohibit distributions upon defined events of default, restrict investments and sales of assets and require us to maintain certain financial covenants, including specified financial ratios. As of September 30, 2007, the Company was in compliance with all debt covenants.

Senior Secured Notes

Pursuant to the Note Purchase Agreement, the Issuers and the Note Purchasers agreed to (a) exchange certain Series A Notes issued pursuant to that certain Note Purchase Agreement dated as of September 20, 2004, as amended, for new Series A Notes, as defined in the Note Purchase Agreement, due September 20, 2009, in the maximum aggregate amount of $80,000,000; and (b) issue Series B Notes, as defined in the Note Purchase Agreement, due August 15, 2012 in the aggregate amount of $35,000,000, subject to the option, on an uncommitted basis, to issue/purchase additional secured Shelf Notes in the aggregate amount of up to $35,000,000, and to issue/purchase additional secured Shelf Notes to refinance the Series A Notes (Series A Notes, Series B Notes and the Shelf Notes are referred to collectively as the “Notes”). The Series A Notes bear an interest rate of 7.66% per annum, and the Series B Notes bear an interest of 9.34% per annum.

The Notes are guaranteed by the Company and StoneMor GP. The Notes rank pari passu with all other senior secured debt, including the Revolving Credit Facility and the Acquisition Facility. Obligations under the Notes are secured by a first priority lien and security interest covering substantially all of the assets of the issuers, whether then owned or thereafter acquired, other than specified receivable rights and a second priority lien and security interest covering those specified receivable rights of the Issuers, whether then owned or thereafter acquired. These assets secure the Notes and the Acquisition Facility described above. The priority of the liens and security interests securing the Notes is pari passu with the liens and security interests securing the Acquisition Facility described above.

The agreements governing the Notes and the Credit Agreement contain restrictive covenants that, among other things, prohibit distributions upon defined events of default, restrict investments and sales of assets and require us to maintain certain financial covenants, including specified financial ratios. As of September 30, 2007, the Company was in compliance with all debt covenants.

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

Capital Expenditures

The following table summarizes total maintenance capital expenditures and expansion capital expenditures, including for the construction of mausoleums and for acquisitions, for the periods presented (in thousands):

	Nine Months Ended September 30,
	2006	2007
Maintenance capital expenditures	$1,778	$1,223
Expansion capital expenditures	18,029	5,500

Total capital expenditures	$19,807	$6,723

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

Interest-bearing Investments. Our fixed-income securities subject to market risk consist primarily of investments in merchandise trusts and perpetual care trusts. As of September 30, 2007, fixed-income securities represented 34.5% of the funds held in merchandise trusts and 50.3% of the funds held in perpetual care trusts. The aggregate quoted market value of these fixed-income securities was $50.9 million and $83.7 million in merchandise trusts and perpetual care trusts, respectively, as of September 30, 2007. Each 1% change in interest rates on these fixed-income securities would result in changes of approximately $0.5 million and $0.8 million in the fair market values of the securities held in merchandise trusts and perpetual care trusts, respectively, based on discounted expected future cash flows. If these securities are held to maturity, no change in fair market value will be realized.

Our money market and other short-term investments subject to market risk consist primarily of investments held in merchandise trusts and perpetual care trusts. As of September 30, 2007, these investments accounted for approximately 8.2% and 8.6% of the funds held in merchandise trusts and perpetual care trusts, respectively. The fair market value of these investments was $12.1 million and $14.3 million in merchandise trusts and perpetual care trusts, respectively, as of September 30, 2007. Each 10% change in average interest rates applicable to these investments would result in changes of approximately $1.2 million and $1.4 million, respectively, in the aggregate fair market values of the perpetual care investments and the merchandise trust investments.

Marketable Equity Securities. Our marketable equity securities subject to market risk consist primarily of investments held in merchandise trusts and in the case of perpetual care trusts, investments in real estate investment trusts, or REITs. As of September 30, 2007, marketable equity securities represented 57.2% of funds held in merchandise trusts and 50.3% of funds held in perpetual care trusts. The aggregate fair market value of these marketable equity securities was $84.4 million and $68.3 million in merchandise trusts and perpetual care trusts, respectively, as of September 30, 2007, based on final quoted sales prices. Each 10% change in the average market prices of the equity securities would result in a change of approximately $8.4 million and $6.8 million in the fair market value of securities held in merchandise trusts and perpetual care trusts, respectively.

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

Debt Instruments. Our credit facility bears interest at a floating rate, based on LIBOR, which is adjusted quarterly. This credit facility will subject us to increases in interest expense resulting from movements in interest rates. As of September 30, 2007, we had no outstanding borrowings under our revolving credit line or our acquisition line of credit.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risk factors in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2006 have not materially changed. The risks described in that Annual Report on Form 10-K/A for the fiscal year ended December 31, 2006, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including the risks faced by us described in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits

Exhibit Number	Description
4.1	Form of 7.66% Senior Secured Note Due 2009, dated June 20, 2007 (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed on August 15, 2007).

4.2	Form of 9.34% Series B Senior Secured Note Due 2012, dated August 15, 2007 (incorporated by reference to Exhibit 4.2 of Registrant’s Current Report on Form 8-K filed on August 15, 2007).

10.1	Amended and Restated Credit Agreement, dated August 15, 2007, among StoneMor Operating LLC, as a Borrower, various subsidiaries thereof, as additional Borrowers, StoneMor Partners L.P. and StoneMor GP LLC, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other Lenders Party Hereto, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on August 15, 2007).

10.2	Amended and Restated Note Purchase Agreement, dated as of August 15, 2007, by StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, and each of the Subsidiary Issuers listed on the signature pages hereof. (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on August 15, 2007).

10.3	First Amendment to the Amended and Restated Limited Liability Company Agreement of StoneMor GP LLC, dated as of September 14, 2007 (incorporated by reference to Exhibit 99.1 of Registrant’s Current Report on Form 8-K filed on September 19, 2007).

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of William R. Shane, Executive Vice President and Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith)

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of William R. Shane, Executive Vice President and Chief Financial Officer (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STONEMOR PARTNERS L.P.
	By:	StoneMor GP LLC
its general partner

November 9, 2007	/s/ Lawrence Miller
Lawrence Miller
Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

November 9, 2007	/s/ William R. Shane
William R. Shane
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description
4.1	Form of 7.66% Senior Secured Note Due 2009, dated June 20, 2007 (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed on August 15, 2007).

4.2	Form of 9.34% Series B Senior Secured Note Due 2012, dated August 15, 2007 (incorporated by reference to Exhibit 4.2 of Registrant’s Current Report on Form 8-K filed on August 15, 2007).

10.1	Amended and Restated Credit Agreement, dated August 15, 2007, among StoneMor Operating LLC, as a Borrower, various subsidiaries thereof, as additional Borrowers, StoneMor Partners L.P. and StoneMor GP LLC, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other Lenders Party Hereto, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on August 15, 2007).

10.2	Amended and Restated Note Purchase Agreement, dated as of August 15, 2007, by StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, and each of the Subsidiary Issuers listed on the signature pages hereof. (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on August 15, 2007).

10.3	First Amendment to the Amended and Restated Limited Liability Company Agreement of StoneMor GP LLC, dated as of September 14, 2007 (incorporated by reference to Exhibit 99.1 of Registrant’s Current Report on Form 8-K filed on September 19, 2007).

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of William R. Shane, Executive Vice President and Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith)

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of William R. Shane, Executive Vice President and Chief Financial Officer (furnished herewith)