Form 10-K/A
period 2006-12-31
STONEMOR PARTNERS LP
filed 2007-12-13
CIK 1286131

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

The number of the registrant’s outstanding common units at March 15, 2007 was 4,795,780.

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

Explanatory Note

We are filing this Amendment No. 2 on Form 10-K/A (“Amended 10-K”) to our annual report on Form 10-K/A for the year ended December 31, 2006, initially filed with the Securities and Exchange Commission (“SEC”) on March 19, 2007 and subsequently amended on April 30, 2007 (“Original 10-K”), along with amendments to our quarterly reports on Form 10-Q for the quarterly periods ended March 31, 2007, June 30, 2007 and September 30, 2007 (such Forms 10-Q as amended, together with this Amended 10-K, the “Amended Reports”), to correct immaterial errors recently discovered in these previously filed reports.

With respect to the Amended 10-K, we are making immaterial corrections to the following information in Item 1., Business, of Part I and Item 6., Selected Financial Data, and Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations, as applicable, of Part II of the Original 10-K:

Description of Corrected Item	Previously Reported Number	Corrected Number
The number of funeral homes purchased since 1999	19	21

Approximate consolidated federal net operating loss carryover as of December 31, 2006	$35.4 million	$40.9 million

Approximate state net operating losses as of December 31, 2006	$46.0 million	$74.2 million

Increase in cemetery labor, as a component in the description of the change in cemetery expense, during the year ended December 31, 2005 as compared to the year ended December 31, 2004	$0.6 million	$0.2 million

Expansion capital expenditures (in thousands) A conforming change is being made in Item 6., Selected Financial Data, of Part II of the Original 10-K.	$18,851 for the year ended December 31, 2005 compared to $20,313 for the year ended December 31, 2006	$18,994 for the year ended December 31, 2005 compared to $20,532 for the year ended December 31, 2006

Total capital expenditures (in thousands)	$21,043 for the year ended December 31, 2005 compared to $22,372 for the year ended December 31, 2006	$21,186 for the year ended December 31, 2005 compared to $22,591 for the year ended December 31, 2006

We believe that the corrections made in the Amended Reports, including those corrections described above, are not, individually or in the aggregate, material to our business, financial condition or results of operations. Accordingly, we believe that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information we are required to disclose in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Nonetheless, in light of the foregoing, we are reviewing our disclosure controls and procedures and intend to implement additional controls and procedures that we believe will enhance the effectiveness of our disclosure controls and procedures, including hiring an outside consultant to assist in the preparation of our annual report on Form 10-K for the year ending December 31, 2007 as well as hiring additional employees to assist with the preparation of our financial statements and SEC reports.

We are also correcting the number of outstanding common units at March 15, 2007 to 4,795,780 from 4,795,750 as reported on the cover page of the Original 10-K.

In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Original 10-K has been amended to contain currently dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(a) under the Securities Exchange Act of 1934, which certifications are filed herewith as Exhibits 31.1 and 31.2, respectively.

This Amended 10-K only amends and restates the number of outstanding units on the cover page, Item 1 of Part I, Items 6 and 7 of Part II and Item 15 of Part IV of the Original 10-K to the extent described above, and no other information in the Original 10-K is amended hereby. None of the items restated herein nor any other item in the Original 10-K has been updated to reflect events, results or developments concerning our business, financial condition or results of operations occurring after the Original 10-K or to modify or update those disclosures affected by subsequent events. Except for the foregoing amended items, this Amended 10-K continues to describe conditions as of the date of the Original 10-K. Among other things, and without limiting the foregoing, forward looking statements made in the Original 10-K have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original 10-K, and such forward looking statements should be read in their historical context.

FORM 10-K OF STONEMOR PARTNERS, L.P.

PART I

Item 1.	Business	1

PART II

Item 6.	Selected Financial Data	8

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	11

PART IV

Item 15.	Exhibits and Financial Statement Schedules	37

Item 1.	Business

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

Funeral Home Operations.    We own and operate 27 funeral homes, eight of which are located on cemetery properties that we own, in Alabama, Maryland, Ohio, Pennsylvania and Virginia. Since 1999, we have built two funeral homes and purchased 21. Our funeral homes offer a range of services to meet a family’s funeral needs, including family consultation, the removal and preparation of remains, provision of caskets and related funeral merchandise, the use of funeral home facilities for visitation, worship and funeral services and transportation services. The cost of using the services of one of our funeral homes, including the purchase of a casket, ranges from approximately $2,745 to approximately $6,100 and averages approximately $3,400. Funeral home operations primarily generate revenues from at-need sales, for which there is a smaller potential customer base than pre-need sales, and have low barriers to entry by competitors. By focusing primarily on cemeteries and deriving significant revenues from pre-need sales, we minimize our exposure to these types of challenges.

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

	Cornerstone Family Services, Inc. (1)			StoneMor Partners L.P. (1)
	Year Ended December 31,
	2002	2003	2004	2005	2006
				(as restated (11))
Statement of Operations Data:
Cemetery revenues	$74,168	$77,978	$87,305	$97,862	$108,995
Funeral home revenues	1,360	1,724	1,953	2,798	6,118

Total Revenues	75,528	79,702	89,258	100,660	115,113

Cost of goods sold (exclusive of depreciation shown seperately below):
Land and crypts	5,948	4,346	4,539	5,860	5,287
Perpetual care	2,434	2,585	2,692	2,575	3,109
Merchandise	3,634	3,123	5,143	5,463	6,296
Selling expense	15,413	15,584	19,158	20,072	23,186
Cemetery expense	17,191	17,732	19,648	20,942	24,344
General and administrative expense	9,020	9,407	9,797	10,553	12,801
Overhead (including $1,178 of stock-based compensation in 2003, $433 in 2004 and $1,212 in 2006) (2)	12,544	12,672	12,658	16,304	19,795
Depreciation and amortization	4,893	5,001	4,547	3,510	3,501
Funeral home expense	1,343	1,513	1,712	2,382	4,836

Total costs and expenses	72,420	71,963	79,894	87,661	103,155

Operating profit	3,108	7,739	9,364	12,999	11,958
Expenses related to terminated debt offering and refinancing (3)	—	—	4,200	—	—
Interest expense	14,828	11,376	9,480	6,457	7,491

Income (loss) before income taxes and cumulative effect of change in accounting principle	(11,720)	(3,637)	(4,316)	6,542	4,467
Income taxes (benefit)
State	(178)	1,362	663	587	438
Federal	(1,453)	1,010	(1,141)	1,250	989

Total income taxes (benefit)	(1,631)	2,372	(478)	1,837	1,427
Income (loss) before cumulative effect of change in accounting principle	(10,089)	(6,009)	(3,838)	4,705	3,040

Cumulative effect of change in accounting principle (4)	5,934	—	—	—	—

Net Income (loss)	$(4,155)	$(6,009)	$(3,838)	$4,705	$3,040

	Cornerstone Family Services, Inc. (1)			StoneMor Partners L.P. (1)
	Year Ended December 31,
	2002	2003	2004	2005	2006
				(as restated (11))
Net income per limited partner (common) unit (basic and diluted) (5)			$.27	$.54	$.34

Balance Sheet Data (at period end):
Cemetery property	$153,413	$151,200	$150,215	$164,772	$171,714
Total assets (6)	377,720	381,230	523,092	550,641	627,026
Deferred cemetery revenues, net (7)	125,007	140,778	156,051	167,035	196,103
Total debt	134,732	130,708	80,000	86,945	103,492
Redeemable preferred stock (par value $0.01, 12,764 and 15,514 shares issued and outstanding at December 31, 2002 and 2003, respectively)(8)	12,764	15,514	—	—	—
Total stockholders’/ partners’ equity	48,920	41,980	115,317	109,600	101,288

Cash Flow Data:
Net cash provided by (used in):
Operating activities	$11,042	$7,146	$7,485	$17,589	$18,339
Investing activities	(8,913)	(3,129)	(5,887)	(15,286)	(14,625)
Financing activities	1,258	(4,022)	7,321	(9,852)	(725)

Other Financial Data:
Change in assets and liabilities that provided (used) cash:
Merchandise trusts receivable	$594	$(128)	$—	$—	$—
Due from merchandise trust	(1,379)	(170)	—	—	—
Merchandise trusts	—	—	(1,333)	10,473	(3,517)
Merchandise liability	(3,427)	(3,224)	(7,397)	(7,224)	(8,109)
Capital expenditures:
Maintenance capital expenditures	3,378	1,184	2,620	2,192	2,059
Expansion capital expenditures, including acquisitions and dispositions	5,535	1,945	3,267	18,994	20,532
Distributions declared per common unit in respect of the period			0.5128	1.8625	1.9500

Operating Data:
Interments performed	22,693	22,281	22,114	22,263	26,003
Cemetery revenues per interment performed (9)	$3,215	$3,500	$3,948	$4,396	$4,192
Interment rights sold (10):
Lots (9)	11,933	12,442	12,136	12,758	13,769
Mausoleum crypts (including pre-construction)	2,271	2,314	2,224	2,163	2,361
Niches	436	445	442	409	440

Total interment rights sold (9)(10)	14,640	15,201	14,802	15,330	16,570

Cemetery revenues per interment right sold (9)(10)	$4,984	$5,130	$5,889	$6,384	$6,578
Number of contracts written	51,012	47,939	46,149	46,510	54,675
Aggregate contract amount, in thousands (excluding interest)	$89,106	$90,551	$91,983	$96,642	$116,407
Average amount per contract (excluding interest)	$1,747	$1,889	$1,993	$2,078	$2,129
Number of pre-need contracts written	23,194	22,276	21,079	21,306	24,999
Aggregate pre-need contract amount, in thousands (excluding interest)	$59,177	$60,854	$60,040	$63,415	$74,301
Average amount per pre-need contract (excluding interest)	$2,551	$2,732	$2,848	$2,976	$2,972
Number of at-need contracts written	27,818	25,663	25,070	25,204	29,676
Aggregate at-need contract amount, in thousands	$29,928	$29,698	$31,943	$33,227	$42,106
Average amount per at-need contract	$1,076	$1,157	$1,274	$1,318	$1,419

(1)	Includes results of operations of cemeteries that we operate under management agreements with the cemetery associations that own them. Prior to September 2004 we operated 12 cemeteries under management agreements and have subsequently converted five of these cemetery associations (one in September 2004 and 4 in April 2005) into for-profit entities owned by us and ceased operating these cemeteries under management agreements.
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

As of December 31, 2006 Stonemor Partners L.P., and its affiliated group of corporate subsidiaries had a consolidated federal net operating loss carryover of approximately $40.9 million and state net operating losses of approximately $74.2 million. The federal net operating losses will begin to expire in 2019 and the state net operating losses began to expire during 2006. These are available to reduce future taxable income of our taxable subsidiaries that would otherwise be subject to federal income taxes. Our ability to use such federal net operating losses may be limited by changes in the ownership of our units deemed to result in an “ownership change” under the applicable provisions of the Internal Revenue Code. Although we do not anticipate that an ownership change will occur prior to December 31, 2008, we cannot assure you that such ownership change will not occur. If an ownership change should occur during this period, an increase in tax liabilities of our corporate subsidiaries could result, which would reduce the amount of cash available for distribution to unitholders. Furthermore, in order to avoid the consequences of an ownership change, we may refrain from making some acquisitions that we otherwise would finance at least in part with additional units or the proceeds of an offering of common units. As a result, we may be less able to implement our acquisition growth strategy during the next three years.

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

Cemetery Expense.    Cemetery expense was $20.9 million in 2005, an increase of $1.3 million, or 6.6%, as compared to $19.6 million in the same period of 2004. This increase was primarily attributable to an increase in cemetery labor of $0.2 million, increased utility costs of $0.2 million, increased real estate taxes of $0.2 million and increased building repair and maintenance costs of $0.1 million. These increases relate to our increased focus on cash flow maximization, which we accomplish by accelerating the performance of some of our pre-need services and increasing the delivery of pre-need merchandise.

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

Ongoing Capital Expenditures.    The following table summarizes total maintenance capital expenditures and expansion capital expenditures, including the construction of mausoleums and for acquisitions, for the periods presented (in thousands):

	Years Ended December 31,
	2004	2005	2006
	(In Thousands)
Maintenance capital expenditures	$2,620	$2,192	$2,059
Expansion capital expenditures	3,267	18,994	20,532

Total capital expenditures	$5,887	$21,186	$22,591

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

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements and Financial Schedules

(1)	The following financial statements of StoneMor Partners L.P. and its predecessor Cornerstone Family Services, Inc. were included in Part II, Item 8 of the Original 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2005 and 2006

Consolidated Statement of Operations for the years ended December 31, 2004, 2005 and 2006

Consolidated Statement of Common Stockholders’ / Partners’ Equity for the years ended December 31, 2005 and 2006

Consolidated Statement of Cash Flows for the years ended December 31, 2004, 2005, and 2006

Notes to the Consolidated Financial Statements

(c)	Exhibits

3.1*	Certificate of Limited Partnership of StoneMor Partners L.P. (incorporated by reference to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 9, 2004 (Exhibit 3.1)).

3.2*	First Amended and Restated Agreement of Limited Partnership of StoneMor Partners L.P., dated as of September 20, 2004 (incorporated by reference to Exhibit 3.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004)

4.1*	Note Purchase Agreement by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, each of the subsidiaries listed on the signature pages thereof and SFT I, Inc., The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company, dated as of September 20, 2004 (incorporated by reference to Exhibit 4.1 of Registrants Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004)

4.1.1*	First Amendment to Note Purchase Agreement by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, each of the subsidiaries listed on the signature pages thereof and SFT I, Inc., The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company, dated as of November 12, 2004 (incorporated by reference to Exhibit 4.1.1 of Registrant’s Annual Report on Form 10-K for its year ended December 31, 2004)

10.1*	Credit Agreement by and among StoneMor Operating LLC, StoneMor GP LLC, StoneMor Partners L.P., various additional borrowers, various lending institutions and Fleet National Bank, dated September 20, 2004. (incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004)

10.2*	Contribution, Conveyance and Assumption Agreement, by and among StoneMor Partners L.P., StoneMor GP LLC, CFSI LLC, StoneMor Operating LLC, dated as of September 20, 2004 (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004)

10.3*	StoneMor Partners L.P. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004)

10.4*	Omnibus Agreement by and among McCown De Leeuw & Co. IV, L.P., McCown De Leeuw & Co. IV Associates, L.P., MDC Management Company IV, LLC, Delta Fund LLC, Cornerstone Family Services LLC, CFSI LLC, StoneMor Partners L.P., StoneMor GP LLC, StoneMor Operating LLC, dated as of September 20, 2004 (incorporated by reference to Exhibit 10.4 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004)

10.5*†	Employment Agreement by and between StoneMor GP LLC and Lawrence Miller, effective as of September 20, (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004)

10.6*†	Employment Agreement by and between StoneMor GP LLC and William R. Shane, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.6 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004)

10.7*†	Employment Agreement by and between StoneMor GP LLC and Michael L. Stache, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.7 of Registrants Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004)

10.8*†	Employment Agreement by and between StoneMor GP LLC and Robert Stache, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.8 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004)

10.9*†	Form of Indemnification Agreement by and between StoneMor GP LLC and Lawrence Miller, Robert B. Hellman, Jr., Fenton R. Talbott, Jeffery A. Zawadsky, Martin R. Lautman, William R. Shane, Allen R. Freedman, effective September 20, 2004 (incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004)

10.10*	Intercreditor and Collateral Agency Agreement by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, various subsidiaries, various lenders and noteholders and Fleet National Bank, dated September 20, 2004 (incorporated by reference to Exhibit 10.10 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004)

10.11*	Directors compensation (incorporated by reference to Item 1.01 of Registrant’s Current Report on Form 8-K filed on August 9, 2005)

10.12*	Amendment to StoneMor Partners L.P. Long-Term Incentive Plan (incorporated by reference to Item 8.01 of Registrant’s Current Report on Form 8-K filed on November 18, 2005)

10.13*	Asset purchase and Sale Agreement by and between StoneMor Partners L.P. and SCI Funeral Services, Inc., an Iowa corporation (“SCI”) and a wholly-owned subsidiary of Service Corporation International, a Texas corporation, joined by certain of SCI’s direct and indirect subsidiary entities, effective October 13, 2005 (incorporated by reference to Item 1.01 of Registrant’s Current Report on Form 8-K filed on October 13, 2005)

10.14*	Registration Rights Agreement by and between StoneMor Partners L.P. and SCI Funeral Services, Inc., an Iowa corporation (“SCI”) and a wholly-owned subsidiary of Service Corporation International, a Texas corporation, joined by certain of SCI’s direct and indirect subsidiary entities, effective November 1, 2005 (incorporated by reference to Item 1.01 of Registrant’s Current Report on Form 8-K filed on November 2, 2005)

21.1**	Subsidiaries of Registrant

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer President and Chairman of the Board of Directors

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of William R. Shane, Executive Vice President and Chief Financial Officer

32.1***	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors

32.2***	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of William R. Shane, Executive Vice President and Chief Financial Officer

*	Incorporated by reference, as indicated
†	Management contract, compensatory plan or arrangement
**	Previously filed
***	Previously furnished.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONEMOR PARTNERS L.P.

	By:	StoneMor GP LLC, its General Partner

December 13, 2007		By:	/s/ LAWRENCE MILLER
Lawrence Miller
Chief Executive Officer, President and
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ LAWRENCE MILLER Lawrence Miller (Principal Executive Officer)	Chief Executive Officer, President and Chairman of the Board	December 13, 2007

/s/ WILLIAM R. SHANE William R. Shane (Principal Financial Officer)	Executive Vice President, Chief Financial Officer and Director	December 13, 2007

/s/ PAUL WAIMBERG Paul Waimberg (Principal Accounting Officer)	Vice President—Finance	December 13, 2007

/s/ ALLEN R. FREEDMAN	Director	December 13, 2007

/s/ PETER K. GRUNEBAUM	Director	December 13, 2007

/s/ ROBERT B. HELLMAN, JR. Robert B. Hellman, Jr.	Director	December 13, 2007

/s/ MARTIN R. LAUTMAN, PH.D. Martin R. Lautman, Ph.D.	Director	December 13, 2007

/s/ FENTON R. TALBOTT	Director	December 13, 2007

/s/ HOWARD L. CARVER Howard L. Carver	Director	December 13, 2007

EXHIBIT INDEX

Exhibit Number	Description
3.1*	Certificate of Limited Partnership of StoneMor Partners L.P. (incorporated by reference to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 9, 2004 (Exhibit 3.1)).

3.2*	First Amended and Restated Agreement of Limited Partnership of StoneMor Partners L.P., dated as of September 20, 2004 (incorporated by reference to Exhibit 3.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

3.2.1*	Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of StoneMor Partners L.P., effective as of February 27, 2007 (incorporated by reference to Exhibit 3.3 of Registrant’s Current Report on Form 8-K filed on February 28, 2007).

4.1*	Note Purchase Agreement by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, each of the subsidiaries listed on the signature pages thereof and SFT I, Inc., The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company, dated as of September 20, 2004 (incorporated by reference to Exhibit 4.1 of Registrants Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

4.1.1*	First Amendment to Note Purchase Agreement by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, each of the subsidiaries listed on the signature pages thereof and SFT I, Inc., The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company, dated as of November 12, 2004 (incorporated by reference to Exhibit 4.1.1 of Registrant’s Annual Report on Form 10-K for its year ended December 31, 2004).

4.2*	Registration Rights Agreement by and between StoneMor Partners L.P. and SCI Funeral Services, Inc., an Iowa corporation (“SCI”) and a wholly-owned subsidiary of Service Corporation International, a Texas corporation, joined by certain of SCI’s direct and indirect subsidiary entities, effective November 1, 2005 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 2, 2005).

4.3*	Registration Rights Agreement, dated as of September 28, 2006, by and between StoneMor Partners L.P. acting by its General Partner, StoneMor GP LLC, and SCI New Mexico Funeral Services, Inc. (incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on October 4, 2006).

10.1*	Credit Agreement by and among StoneMor Operating LLC, StoneMor GP LLC, StoneMor Partners L.P., various additional borrowers, various lending institutions and Fleet National Bank, dated September 20, 2004 (Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004.)

10.1.1*	Second Amendment to Credit Agreement, dated September 28, 2006, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC and its subsidiaries set forth on the signature page to the Second Amendment to the Credit Agreement, the Lenders party to the Second Amendment to the Credit Agreement and Bank of America, N.A., as Administrative Agent for the benefit of the Lenders, as Collateral Agent for the benefit of the Lenders and other Secured Creditors, as Swingline Lender and as Letter of Credit Issuer (incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed on October 4, 2006).

10.2*	Contribution, Conveyance and Assumption Agreement, by and among StoneMor Partners L.P., StoneMor GP LLC, CFSI LLC, StoneMor Operating LLC, dated as of September 20, 2004 (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004)

10.3*	StoneMor Partners L.P. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004)

Exhibit Number	Description
10.3.1*	Amendment to StoneMor Partners L.P. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 18, 2005)

10.3.2*	Long-Term Incentive Plan, as amended on November 8, 2006 (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on November 15, 2006).

10.3.3*	Form of the Director Restricted Phantom Unit Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated November 8, 2006 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 15, 2006).

10.3.4*	Form of the Key Employee Restricted Phantom Unit Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated November 8, 2006 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on November 15, 2006).

10.3.5*	Form of the Unit Appreciation Rights Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated as of November 27, 2006 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on December 1, 2006).

10.4*	Omnibus Agreement by and among McCown De Leeuw & Co. IV, L.P., McCown De Leeuw & Co. IV Associates, L.P., MDC Management Company IV, LLC, Delta Fund LLC, Cornerstone Family Services LLC, CFSI LLC, StoneMor Partners L.P., StoneMor GP LLC, StoneMor Operating LLC, dated as of September 20, 2004 (incorporated by reference to Exhibit 10.4 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.5*†	Employment Agreement by and between StoneMor GP LLC and Lawrence Miller, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.6*†	Employment Agreement by and between StoneMor GP LLC and William R. Shane, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.6 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.7*†	Employment Agreement by and between StoneMor GP LLC and Michael L. Stache, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.7 of Registrants Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.8*†	Employment Agreement by and between StoneMor GP LLC and Robert Stache, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.8 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.9*†	Form of Indemnification Agreement by and between StoneMor GP LLC and Lawrence Miller, Robert B. Hellman, Jr., Fenton R. Talbott, Jeffery A. Zawadsky, Martin R. Lautman, William R. Shane, Allen R. Freedman, effective September 20, 2004 (incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.10*	Intercreditor and Collateral Agency Agreement by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, various subsidiaries, various lenders and noteholders and Fleet National Bank, dated September 20, 2004 (incorporated by reference to Exhibit 10.10 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.11*	Directors compensation (incorporated by reference to Item 1.01 of Registrant’s Current Report on Form 8-K filed on August 9, 2005).
10.12*	Asset purchase and Sale Agreement by and between StoneMor Partners L.P. and SCI Funeral Services, Inc., an Iowa corporation (“SCI”) and a wholly-owned subsidiary of Service Corporation International, a Texas corporation, joined by certain of SCI’s direct and indirect subsidiary entities, effective October 13, 2005 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on October 17, 2005).

Exhibit Number	Description

10.13*	Asset Purchase and Sale Agreement, dated September 28, 2006, by and among StoneMor Operating LLC, joined by its direct and indirect subsidiary entities listed in Exhibit A to the Asset Purchase and Sale Agreement, and SCI Funeral Services, Inc., joined by its direct and indirect subsidiary entities listed in Exhibit B to the Asset Purchase and Sale Agreement (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on October 4, 2006).

10.14*	Asset Purchase and Sale Agreement, dated September 28, 2006, by and among StoneMor Operating LLC, joined by StoneMor Michigan LLC and StoneMor Michigan Subsidiary LLC, and SCI Funeral Services, Inc., SCI Michigan Funeral Services, Inc. and Hawes, Inc. (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on October 4, 2006).

10.15*	Asset Purchase and Sale Agreement, dated September 28, 2006, by and among StoneMor Operating LLC, joined by StoneMor Michigan LLC and StoneMor Michigan Subsidiary LLC, and SCI Funeral Services, Inc., and SCI Michigan Funeral Services, Inc. and Hillcrest Memorial Company (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on October 4, 2006).

21.1**	Subsidiaries of Registrant.

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer President and Chairman of the Board of Directors

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of William R. Shane, Executive Vice President and Chief Financial Officer.

32.1***	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith).

32.2***	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of William R. Shane, Executive Vice President and Chief Financial Officer (furnished herewith).

*	Incorporated by reference, as indicated
†	Management contract, compensatory plan or arrangement
**	Previously filed
***	Previously furnished.