Form 10-Q/A
period 2007-03-31
STONEMOR PARTNERS LP
filed 2007-12-13
CIK 1286131

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

The number of the registrant’s outstanding common units at May 9, 2007 was 4,795,780.

Explanatory Note

We are filing this Amendment No. 1 on Form 10-Q/A (“Amended 10-Q”) to our quarterly report on Form 10-Q for the quarter ended March 31, 2007, initially filed with the Securities and Exchange Commission (“SEC”) on May 10, 2007 (“Original 10-Q”), along with amendments to our annual report on Form 10-K for the year ended December 31, 2006, initially filed with the SEC on March 19, 2007 and subsequently amended on April 30, 2007, and amendments to our quarterly reports on Forms 10-Q for the quarterly periods ended June 30, 2007 and September 30, 2007 (such Forms 10-K and 10-Q as amended, together with this Amended 10-Q, the “Amended Reports”), to correct immaterial errors recently discovered in these previously filed reports.

With respect to the Amended 10-Q, we are making immaterial corrections to the following information as well as the description of “Cemetery Expense” and “Selling Expense” in Item 2., Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Part I of the Original 10-Q:

Description of Corrected Item	Previously Reported Number	Corrected Number
Burials performed during the three months ended March 31, 2006	6,300	6,400

Interment rights (net of cancellations) sold during the three months ended March 31, 2006	3,400	5,100

Addition in pre-need sales of cemetery merchandise and services, net of deferred costs and cancellations, to pre-need sales backlog during the three months ended March 31, 2007	$20.1 million	$20.9 million

Addition in pre-need sales of cemetery merchandise and services, net of deferred costs and cancellations, to pre-need sales backlog during the three months ended March 31, 2006	$14.5 million	$13.4 million

Maintenance capital expenditures (in thousands)	$922 for the three months ended March 31, 2006 compared to $1,170 for the three months ended March 31, 2007	$458 for the three months ended March 31, 2006 compared to $648 for the three months ended March 31, 2007

Expansion capital expenditures (in thousands)	$878 for the three months ended March 31, 2006 compared to $495 for the three months ended March 31, 2007	$1,342 for the three months ended March 31, 2006 compared to $1,017 for the three months ended March 31, 2007

We believe that the corrections made in the Amended Reports, including those corrections described above, are not, individually or in the aggregate, material to our business, financial condition or results of operations. Accordingly, we believe that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information we are required to disclose in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Nonetheless, in light of the foregoing, we are reviewing our disclosure controls and procedures and intend to implement additional controls and procedures that we believe will enhance the effectiveness of our disclosure controls and procedures, including hiring an outside consultant to assist in the preparation of our annual report on Form 10-K for the year ending December 31, 2007 as well as hiring additional employees to assist in the preparation and filing of our financial statements and SEC reports.

We are also correcting the number of outstanding common units at May 9, 2007 to 4,795,780 from 4,795,750 as reported on the cover page of the Original 10-Q.

In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original 10-Q has been amended to contain currently dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(a) under the Securities Exchange Act of 1934, which certifications are filed herewith as Exhibits 31.1 and 31.2, respectively.

This Amended 10-Q only amends and restates the number of outstanding units on the cover page, Item 2 of Part I and Item 6 of Part II of the Original 10-Q to the extent described above, and no other information in the Original 10-Q is amended hereby. None of the items restated herein nor any other item in the Original 10-Q has been updated to reflect events, results or developments concerning our business, financial condition or results of operations occurring after the Original 10-Q or to modify or update those disclosures affected by subsequent events. Except for the foregoing amended items, this Amended 10-Q continues to describe conditions as of the date of the Original 10-Q. Among other things, and without limiting the foregoing, forward looking statements made in the Original 10-Q have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original 10-Q, and such forward looking statements should be read in their historical context.

Index – Form 10-Q

Part I – Financial Information

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

StoneMor sells cemetery products and services both at the time of death, which the Company refers to as at-need, and prior to the time of death, which the Company refers to as pre-need. During the first three months of 2007, StoneMor performed over 7,600 burials and sold more than 5,700 interment rights (net of cancellations) compared to 6,400 and 5,100, respectively, for the same period of 2006.

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

Cemetery Expense. Total cemetery expense was $6.8 million in the first quarter of 2007, an increase of $1.2 million, or 21.4%, as compared to $5.6 million in the first quarter of 2006. This increase was primarily due to an increase in cemetery labor costs of $0.6 million.

Selling Expense. Selling expense was $6.2 million in the first quarter of 2007, an increase of $0.6 million, or 10.7%, as compared to $5.6 million in the first quarter of 2006. Sales commissions and other compensation expenses contributed $4.8 million to total selling expense during the first quarter of 2007, an increase of $0.4 million, or 8.3%, compared to $4.4 million in the first quarter of 2006. As a percentage of pre-need sales, sales commissions and other compensation expenses were 30.0% in the first quarter of 2007, an increase of 0.3% from the first quarter of 2006.

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

Deferred Cemetery Revenue, net. Deferred cemetery revenues, net, increased $11.4 million, or 5.8% in the first quarter of 2007, from $196.1 million as of December 31, 2006 to $207.5 million as of March 31, 2007. In the comparable period in 2006, deferred cemetery revenues, net, increased $5.2 million, or 3.1%, from $167.8 million as of December 31, 2005 to $173.0 million as of March 31, 2006. The net increase in the quarter ended March 31, 2007 was primarily attributable to an increase in sales of pre-need cemetery products and services that were not delivered or performed in the quarter ended March 31, 2007 and our September 2006 acquisition. In the three months ended March 31, 2007, we added $20.9 million in pre-need sales of cemetery merchandise and services, net of deferred costs and cancellations, to our pre-need sales backlog which was offset by revenues recognized, net of costs, of $8.9 million, including accumulated merchandise trust earnings related to the delivery and performance of pre-need cemetery merchandise and services. In the three months ended March 31, 2006, we added $13.4 million in pre-need sales of cemetery merchandise and services, net of deferred costs and cancellations, to our pre-need sales backlog which was offset by revenues recognized, net of costs, of $9.0 million, including accumulated merchandise trust earnings related to the delivery and performance of pre-need cemetery merchandise and services.

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

Capital Expenditures

The following table summarizes total maintenance capital expenditures and expansion capital expenditures, including for the construction of mausoleums and for acquisitions, for the periods presented (in thousands):

	Three Months Ended March 31,
	2006	2007
Maintenance capital expenditures	$458	$648
Expansion capital expenditures	1,342	1,017

Total capital expenditures	$1,800	$1,665

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

Part II – Other Information

Item 6.	Exhibits

The following documents are filed or furnished as exhibits to this amended quarterly report on Form 10-Q/A.

Exhibit Number	Description
3.1	Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of the Partnership dated February 27, 2007 (incorporated by reference to Exhibit 3.3 of Registrant’s Current Report on Form 8-K filed on February 28, 2007).

10.1	Form of Indemnification Agreement by and between StoneMor GP LLC and Howard Carver, Peter Grunebaum, effective February 16, 2007 (incorporated by reference to Exhibit 10.9 of Registrant’s Current Report on Form 8-K filed on September 30, 2004).

10.2*	Third Amendment to Credit Agreement, dated May 7, 2007, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC and its subsidiaries set forth on the signature page to the Third Amendment to the Credit Agreement, the Lenders party to the Third Amendment to the Credit Agreement and Bank of America, N.A., as Administrative Agent for the benefit of the Lenders, as Collateral Agent for the benefit of the Lenders and other Secured Creditors, as Swingline Lender and as Letter of Credit Issuer.

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of William R. Shane, Executive Vice President and Chief Financial Officer

32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors

32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of William R. Shane, Executive Vice President and Chief Financial Officer

*	Previously filed.
**	Previously furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STONEMOR PARTNERS L.P.
By: StoneMor GP LLC
its general partner

December 13, 2007	/s/ Lawrence Miller
Lawrence Miller
Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

December 13, 2007	/s/ William R. Shane
William R. Shane
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description
3.1	Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of the Partnership dated February 27, 2007 (incorporated by reference to Exhibit 3.3 of Registrant’s Current Report on Form 8-K filed on February 28, 2007).

10.1	Form of Indemnification Agreement by and between StoneMor GP LLC and Howard Carver, Peter Grunebaum, effective February 16, 2007 (incorporated by reference to Exhibit 10.9 of Registrant’s Current Report on Form 8-K filed on September 30, 2004).

10.2*	Third Amendment to Credit Agreement, dated May 7, 2007, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC and its subsidiaries set forth on the signature page to the Third Amendment to the Credit Agreement, the Lenders party to the Third Amendment to the Credit Agreement and Bank of America, N.A., as Administrative Agent for the benefit of the Lenders, as Collateral Agent for the benefit of the Lenders and other Secured Creditors, as Swingline Lender and as Letter of Credit Issuer.

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of William R. Shane, Executive Vice President and Chief Financial Officer

32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors

32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of William R. Shane, Executive Vice President and Chief Financial Officer

*	Previously filed.
**	Previously furnished.