Form 10-Q/A
period 2007-06-30
STONEMOR PARTNERS LP
filed 2007-12-13
CIK 1286131

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

The number of the registrant’s outstanding common units at August 9, 2007 was 4,795,780.

Explanatory Note

We are filing this Amendment No. 1 on Form 10-Q/A (“Amended 10-Q”) to our quarterly report on Form 10-Q for the quarter ended June 30, 2007, initially filed with the Securities and Exchange Commission (“SEC”) on August 9, 2007 (“Original 10-Q”), along with amendments to our annual report on Form 10-K for the year ended December 31, 2006, initially filed with the SEC on March 19, 2007 and subsequently amended on April 30, 2007, and amendments to our quarterly reports on Forms 10-Q for the quarterly periods ended March 31, 2007 and September 30, 2007 (such Forms 10-K and 10-Q as amended, together with this Amended 10-Q, the “Amended Reports”), to correct immaterial errors recently discovered in these previously filed reports.

With respect to the Amended 10-Q, we are making immaterial corrections to the following information in Item 2., Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Part I of the Original 10-Q:

Description of Corrected Item	Previously Reported Number	Corrected Number
Interment rights (net of cancellations) sold during the six months ended June 30, 2007	11,700	12,500

Interment rights (net of cancellations) sold during the six months ended June 30, 2006	7,900	10,500

Burials performed during the six months ended June 30, 2006	12,600	12,700

Number of funeral home services performed during the three months ended June 30, 2006, as a component in the description of the change in funeral home revenues and expenses	392	282

Increase in operating profit attained during the three months ended June 30, 2007 compared to the three months ended June 30, 2006, as a component in the description of the change in net income	$3.6 million	$4.0 million

Decrease in deferred cemetery revenues, net, during the three months ended June 30, 2007	$1.5 million, or 0.7%, from $206.6 million as of March 31, 2007	$2.1 million, or 1.0%, from $207.5 million as of March 31, 2007

Addition in pre-need sales of cemetery merchandise and services, net of deferred costs and cancellations, to pre-need sales backlog during the three months ended June 30, 2007	$15.8 million	$16.1 million

Number of funeral home services performed during the six months ended June 30, 2006, as a component in the description of the change in funeral home revenues and expenses	734	624

Increase in borrowings on the revolving line of credit, as a component in the description of the change in interest expense, during the six months ended June 30, 2007 compared to the six months ended June 30, 2006	$4.5 million	$7.7 million

Increase in deferred cemetery revenues, net, during the six months ended June 30, 2007	$9.0 million, or 4.6%	$9.3 million, or 4.7%

Addition in pre-need sales of cemetery merchandise and services, net of deferred costs and cancellations, to pre-need sales backlog during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006	$36.8 million, as compared to $26.2 million added during the six months ended June 30, 2006	$37.0 million, as compared to $25.1 million added during the six months ended June 30, 2006

Increase in net income, net of unit-based compensation, during the six months ended June 30, 2007 compared to the six months ended June 30, 2006, as a component in the description of the change in cash flow from operating activities	$2.3 million	$2.0 million

Maintenance capital expenditures (in thousands)	$1,628 for the six months ended June 30, 2006 compared to $2,008 for the six months ended June 30, 2007	$1,527 for the six months ended June 30, 2006 compared to $972 for the six months ended June 30, 2007

Expansion capital expenditures (in thousands)	$2,158 for the six months ended June 30, 2006 compared to $1,161 for the six months ended June 30, 2007	$3,352 for the six months ended June 30, 2006 compared to $2,197 for the six months ended June 30, 2007

Total capital expenditures (in thousands) for the six months ended June 30, 2006	$3,786	$4,879

We believe that the corrections made in the Amended Reports, including those corrections described above, are not, individually or in the aggregate, material to our business, financial condition or results of operations. Accordingly, we believe that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information we are required to disclose in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Nonetheless, in light of the foregoing, we are reviewing our disclosure controls and procedures and intend to implement additional controls and procedures that we believe will enhance the effectiveness of our disclosure controls and procedures, including hiring an outside consultant to assist in the preparation of our annual report on Form 10-K for the year ending December 31, 2007 as well as hiring additional employees to assist with the preparation and filing of our financial statements and SEC reports.

We are also correcting the number of common units outstanding at August 9, 2007 to 4,795,780 from 4,795,750 as reported on the cover page to the Original 10-Q.

In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original 10-Q has been amended to contain currently dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(a) under the Securities Exchange Act of 1934, which certifications are filed herewith as Exhibits 31.1 and 31.2, respectively.

This Amended 10-Q only amends and restates the number of outstanding common units on the cover page, Item 2 of Part I and Item 6 of Part II of the Original 10-Q to the extent described above, and no other information in the Original 10-Q is amended hereby. None of the items restated herein nor any other item in the Original 10-Q has been updated to reflect events, results or developments concerning our business, financial condition or results of operations occurring after the Original 10-Q or to modify or update those disclosures affected by subsequent events. Except for the foregoing amended items, this Amended 10-Q continues to describe conditions as of the date of the Original 10-Q. Among other things, and without limiting the foregoing, forward looking statements made in the Original 10-Q have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original 10-Q, and such forward looking statements should be read in their historical context.

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

StoneMor sells cemetery products and services both at the time of death, which the Company refers to as at-need, and prior to the time of death, which the Company refers to as pre-need. During the first six months of 2007, StoneMor performed approximately 14,800 burials and sold more than 12,500 interment rights (net of cancellations) compared to 12,700 and 10,500, respectively, for the same period of 2006.

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

Funeral Home Revenues and Expenses. Funeral home revenues were $2.5 million in the second quarter of 2007, an increase of $1.4 million, or 127.3%, as compared to $1.1 million in the second quarter of 2006. The primary reason for the increase was an increase in the number of services performed, 749 in the second quarter of 2007 compared to 282 in the second quarter of 2006. Funeral home expenses were $2.0 million in the second quarter of 2007, an increase of $1.0 million, or 100.0%, as compared to $1.0 million in the second quarter of 2006. The majority of all increases in funeral home revenues and expenses were attributable to our acquisition of 14 funeral homes from Service Corporation International in September 2006.

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

Net Income. Net income was $4.7 million during the second quarter of 2007, an increase of $3.6 million, or 327.3%, as compared to a net income of $1.1 million during the second quarter of 2006. The increase was primarily attributable to a $4.0 million increase in operating profit attained and is net of $1.2 million in non-cash expenses resulting from an equity grant under our Long-Term Incentive Plan in November of 2006 which we did not incur in the second quarter of 2006.

Deferred Cemetery Revenue, net. Deferred cemetery revenues, net, decreased $2.1 million, or 1.0% in the second quarter of 2007, from $207.5 million as of March 31, 2007 to $205.4 million as of June 30, 2007. In the comparable period in 2006, deferred cemetery revenues, net, increased $1.2 million, or 0.7%, from $173.0 million as of March 31, 2006 to $174.2 million as of June 30, 2006. The net decrease in the quarter ended June 30, 2007 was primarily attributable to an increase in sales of pre-need cemetery products and services that were not delivered or performed in the quarter ended June 30, 2007 and our September 2006 acquisition. In the three months ended June 30, 2007, we added $16.1 million in pre-need sales of cemetery merchandise and services, net of deferred costs and cancellations, to our pre-need sales backlog which was offset by revenues recognized, net of costs, of $17.2 million, including accumulated merchandise trust earnings related to the delivery and performance of pre-need cemetery merchandise and services. In the three months ended June 30, 2006, we added $11.6 million in pre-need sales of cemetery merchandise and services, net of deferred costs and cancellations, to our pre-need sales backlog which was offset by revenues recognized, net of costs, of $9.7 million, including accumulated merchandise trust earnings related to the delivery and performance of pre-need cemetery merchandise and services.

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

Funeral Home Revenues and Expense. Funeral home revenues were $5.5 million in the first six months of 2007, an increase of $2.9 million, or 111.5%, as compared to $2.6 million in the first six months of 2006. The primary reason for the increase was an increase in the number of services performed, 1,615 in the first six months of 2007 compared to 624 in the first six months of 2006. Funeral home expenses were $4.1 million in the first six months of 2007, an increase of $2.0 million, or 95.2%, as compared to $2.1 million in the first six months of 2006. The majority of all increases in funeral home revenue and expenses are attributable to our acquisition of 14 funeral homes from Service Corporation International in September 2006.

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

Interest Expense. Interest expense was $4.2 million in the first six months of 2007, an increase of $0.7 million, or 20.0%, as compared to $3.5 million in the first six months of 2006. This increase is attributable to an increase in outstanding borrowings on our acquisition line of credit of $9.9 million and an increase in borrowings on our revolving line of credit of $7.7 million.

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

Deferred Cemetery Revenue. Deferred cemetery revenues, net, increased $9.3 million, or 4.7%, in the first six months of 2007, from $196.1 million as of December 31, 2006 to $205.4 million as of June 30, 2007. In the comparable period in 2005, deferred cemetery revenues, net, increased $6.4 million, or 3.8% in the first six months of 2006, from $167.8 million as of December 31, 2005 to $174.2 million as of June 30, 2006. The net increase in the first six months of 2007 was primarily attributable to an increase in sales of pre-need cemetery products and services that were not delivered or performed in the first six months of 2007. We added $37.0 million in pre-need sales of cemetery merchandise and services, net of deferred costs and cancellations, to our pre-need sales backlog during the first six months of 2007 as compared to $25.1 million added during the first six months of 2006. These increases were offset by revenues recognized, net of costs, of $26.1 million, including accumulated merchandise trust earnings, during the first six months of 2007 related to the delivery and performance of pre-need cemetery merchandise and services as compared to $18.6 million of revenues recognized in the first six months of 2006.

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

Cash Flow from Operating Activities. Cash flows provided by operating activities were $9.7 million in the first six months of 2007 compared to cash flows provided by operating activities of $5.5 million during the first six months of 2006. Cash flows provided by operating activities in the first six months of 2007 increased from the cash flows provided by operating activities in the first six months of 2006 primarily due to an increase in net income of $2.0 million which is net of $2.3 million unit-based compensation, a $1.8 million increase in deferred cemetery revenue and a decrease in cash used to satisfy merchandise liabilities of $3.0 million, partially offset by an increase in cash used for accounts receivable of $5.0 million associated with an increase in pre-need contracts written during the first six months of 2007.

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

Capital Expenditures

The following table summarizes total maintenance capital expenditures and expansion capital expenditures, including for the construction of mausoleums and for acquisitions, for the periods presented (in thousands):

	Six Months Ended June 30,
	2006	2007
Maintenance capital expenditures	$1,527	$972
Expansion capital expenditures	3,352	2,197

Total capital expenditures	$4,879	$3,169

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

Part II – Other Information

Item 6.	Exhibits

Exhibit Number	Description
10.1	Third Amendment to Credit Agreement, dated May 7, 2007, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC and its subsidiaries set forth on the signature page to the Third Amendment to the Credit Agreement, the Lenders party to the Third Amendment to the Credit Agreement and Bank of America, N.A., as Administrative Agent for the benefit of the Lenders, as Collateral Agent for the benefit of the Lenders and other Secured Creditors, as Swingline Lender and as Letter of Credit Issuer (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2007).

10.2**	Fourth Amendment to Credit Agreement, dated June 29, 2007, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC and its subsidiaries set forth on the signature page to the Fourth Amendment to the Credit Agreement, the Lenders party to the Fourth Amendment to the Credit Agreement and Bank of America, N.A., as Administrative Agent for the benefit of the Lenders, as Collateral Agent for the benefit of the Lenders and other Secured Creditors, as Swingline Lender and as Letter of Credit Issuer.

10.3**	Fifth Amendment to Credit Agreement, dated July 31, 2007, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC and its subsidiaries set forth on the signature page to the Fifth Amendment to the Credit Agreement, the Lenders party to the Fifth Amendment to the Credit Agreement and Bank of America, N.A., as Administrative Agent for the benefit of the Lenders, as Collateral Agent for the benefit of the Lenders and other Secured Creditors, as Swingline Lender and as Letter of Credit Issuer.

10.4	Commitment Letter, dated March 15, 2007, by and between StoneMor Operating LLC, all of its existing and future direct and indirect subsidiaries and Bank of America, N.A., Banc of America Securities LLC (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on April 9, 2007).

10.5	Fee Letter, dated March 15, 2007, by and between StoneMor Operating LLC and all of its existing and future direct and indirect subsidiaries and Bank of America, N.A., Banc of America Securities LLC (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on April 9, 2007).

10.6*	StoneMor Partners L.P. Long-Term Incentive Plan, as amended May 10, 2007(incorporated by reference to Exhibit 99.1 of Registrant’s Form S-8 filed on June 19, 2007)

10.7**	Extension Letter, dated May 31, 2007, by and between StoneMor Operating LLC, Bank of America, N.A. and Banc of America Securities LLC.

10.8**	Extension Letter, dated June 21, 2007, by and between StoneMor Operating LLC, Bank of America, N.A. and Banc of America Securities LLC.

10.9**	Extension Letter, dated July 31, 2007, by and between StoneMor Operating LLC, Bank of America, N.A. and Banc of America Securities LLC.

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of William R. Shane, Executive Vice President and Chief Financial Officer

32.1***	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors

32.2***	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of William R. Shane, Executive Vice President and Chief Financial Officer

*	Management contract, compensatory plan or arrangement.
**	Previously filed.
***	Previously furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STONEMOR PARTNERS L.P.
	By:	StoneMor GP LLC
its general partner

December 13, 2007		/s/ Lawrence Miller
Lawrence Miller
Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

December 13, 2007		/s/ William R. Shane
William R. Shane
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description
10.1	Third Amendment to Credit Agreement, dated May 7, 2007, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC and its subsidiaries set forth on the signature page to the Third Amendment to the Credit Agreement, the Lenders party to the Third Amendment to the Credit Agreement and Bank of America, N.A., as Administrative Agent for the benefit of the Lenders, as Collateral Agent for the benefit of the Lenders and other Secured Creditors, as Swingline Lender and as Letter of Credit Issuer (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2007).

10.2**	Fourth Amendment to Credit Agreement, dated June 29, 2007, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC and its subsidiaries set forth on the signature page to the Fourth Amendment to the Credit Agreement, the Lenders party to the Fourth Amendment to the Credit Agreement and Bank of America, N.A., as Administrative Agent for the benefit of the Lenders, as Collateral Agent for the benefit of the Lenders and other Secured Creditors, as Swingline Lender and as Letter of Credit Issuer.

10.3**	Fifth Amendment to Credit Agreement, dated July 31, 2007, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC and its subsidiaries set forth on the signature page to the Fifth Amendment to the Credit Agreement, the Lenders party to the Fifth Amendment to the Credit Agreement and Bank of America, N.A., as Administrative Agent for the benefit of the Lenders, as Collateral Agent for the benefit of the Lenders and other Secured Creditors, as Swingline Lender and as Letter of Credit Issuer.

10.4	Commitment Letter, dated March 15, 2007, by and between StoneMor Operating LLC, all of its existing and future direct and indirect subsidiaries and Bank of America, N.A., Banc of America Securities LLC (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on April 9, 2007).

10.5	Fee Letter, dated March 15, 2007, by and between StoneMor Operating LLC and all of its existing and future direct and indirect subsidiaries and Bank of America, N.A., Banc of America Securities LLC (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on April 9, 2007).

10.6*	StoneMor Partners L.P. Long-Term Incentive Plan, as amended May 10, 2007(incorporated by reference to Exhibit 99.1 of Registrant’s Form S-8 filed on June 19, 2007)

10.7**	Extension Letter, dated May 31, 2007, by and between StoneMor Operating LLC, Bank of America, N.A. and Banc of America Securities LLC.

10.8**	Extension Letter, dated June 21, 2007, by and between StoneMor Operating LLC, Bank of America, N.A. and Banc of America Securities LLC.

10.9**	Extension Letter, dated July 31, 2007, by and between StoneMor Operating LLC, Bank of America, N.A. and Banc of America Securities LLC.

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of William R. Shane, Executive Vice President and Chief Financial Officer

32.1***	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors

32.2***	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of William R. Shane, Executive Vice President and Chief Financial Officer

*	Management contract, compensatory plan or arrangement.
**	Previously filed.
***	Previously furnished.