Form 10-Q/A
period 2007-09-30
STONEMOR PARTNERS LP
filed 2007-12-13
CIK 1286131

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

The number of the registrant’s outstanding common units at November 9, 2007 was 5,855,725.

Explanatory Note

We are filing this Amendment No. 1 on Form 10-Q/A (“Amended 10-Q”) to our quarterly report on Form 10-Q for the quarter ended September 30, 2007, initially filed with the Securities and Exchange Commission (“SEC”) on November 9, 2007 (“Original 10-Q”), along with amendments to our annual report on Form 10-K for the year ended December 31, 2006, initially filed with the SEC on March 19, 2007 and subsequently amended on April 30, 2007, and amendments to our quarterly reports on Forms 10-Q for the quarterly periods ended March 31, 2007 and June 30, 2007 (such Forms 10-K and 10-Q as amended, together with this Amended 10-Q, the “Amended Reports”), to correct immaterial errors recently discovered in these previously filed reports.

With respect to the Amended 10-Q, we are making immaterial corrections to the following information in Item 2., Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Part I of the Original 10-Q:

Description of Corrected Item	Previously Reported Number	Corrected Number
Interment rights (net of cancellations) sold during the nine months ended September 30, 2007	16,500	18,500

Interment rights (net of cancellations) sold during the nine months ended September 30, 2006	11,900	15,400

Increase in cemetery maintenance, as a component of cemetery expense, during the three months ended September 30, 2007 compared to the three months ended September 30, 2006	$0.7 million	$0.4 million

Increase in deferred cemetery revenues, net, during the three months ended September 30, 2006	$16.1 million, or 9.2%, from $175.3 million as of June 30, 2006	$17.2 million, or 9.9%, from $174.2 million as of June 30, 2006

Revenues recognized, net of costs, as a component in the description of the change in deferred cemetery revenue net, during the three months ended September 30, 2007	$13.6 million	$13.2 million

Sales commission and other compensation expenses, as a percentage of pre-need sales, during the nine months ended September 30, 2006	31.9%	30.8%

Increase in outstanding borrowings on the acquisition line of credit, as a component in the description of the change in interest expense, during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

	$9.9 million	$14.3 million

Increase in borrowings on the revolving line of credit, as a component in the description of the change in interest expense, during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

	$4.5 million	$7.4 million

Increase in deferred cemetery revenues, net, during the nine months ended September 30, 2006 as compared to December 31, 2005	$23.6 million, or 14.1%	$24.4 million, or 14.6%

Approximate aggregate purchase price of two cemeteries acquired in the third quarter of 2007	$25 million	$2.5 million

With respect to the Amended 10-Q, we are making corrections to the following information in Item 3., Quantitative and Qualitative Disclosures About Market Risk, of Part I of the Original 10-Q:

Description of Corrected Item	Previously Reported Number	Corrected Number
Marketable equity securities, as a percentage of funds held in perpetual care trusts, as of September 30, 2007	50.3%	41.1%

Aggregate fair market value of marketable equity securities in merchandise trusts as of September 30, 2007	$84.4 million	$84.9 million

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

We are also correcting the number of outstanding units at November 9, 2007 to 5,855,725 from 5,945,821 as reported on the cover page of the Original 10-Q.

In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original 10-Q has been amended to contain currently dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(a) under the Securities Exchange Act of 1934, which certifications are filed herewith as Exhibits 31.1 and 31.2, respectively.

This Amended 10-Q only amends and restates the number of outstanding units on the cover page, Items 2 and 3 of Part I and Item 6 of Part II of the Original 10-Q to the extent described above, and no other information in the Original 10-Q is amended hereby. None of the items restated herein nor any other item in the Original 10-Q has been updated to reflect events, results or developments concerning our business, financial condition or results of operations occurring after the Original 10-Q or to modify or update those disclosures affected by subsequent events. Except for the foregoing amended items, this Amended 10-Q continues to describe conditions as of the date of the Original 10-Q. Among other things, and without limiting the foregoing, forward looking statements made in the Original 10-Q have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original 10-Q, and such forward looking statements should be read in their historical context.

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

StoneMor sells cemetery products and services both at the time of death, which the Company refers to as at-need, and prior to the time of death, which the Company refers to as pre-need. During the first nine months of 2007, StoneMor performed approximately 21,700 burials and sold more than 18,500 interment rights (net of cancellations) compared to 18,700 and 15,400, respectively, for the same period of 2006.

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

Cemetery Expense. Cemetery expense was $7.9 million in the third quarter of 2007, an increase of $1.9 million, or 31.7%, as compared to $6.0 million in the third quarter of 2006. This increase was primarily due to an increase in cemetery labor costs of $0.9 million, an increase in cemetery maintenance of $0.4 million and an increase in utilities of $0.1 million.

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

Deferred Cemetery Revenue, net. Deferred cemetery revenues, net, decreased $3.6 million, or 1.8% in the third quarter of 2007, from $205.4 million as of June 30, 2007 to $201.8 million as of September 30, 2007. In the comparable period in 2006, deferred cemetery revenues, net, increased $17.2 million, or 9.9%, from $174.2 million as of June 30, 2006 to $191.4 million as of September 30, 2006. The net decrease in the quarter ended September 30, 2007 was primarily attributable to an increase in delivery of products and services that were sold in previous quarters. In the three months ended September 30, 2007, we added $9.2 million in pre-need sales of cemetery merchandise and services, net of deferred costs and cancellations, to our pre-need sales backlog which was offset by revenues recognized, net of costs, of $13.2 million, including accumulated merchandise trust earnings related to the delivery and performance of pre-need cemetery merchandise and services. In the three months ended September 30, 2006, we added $15.2 million in pre-need sales of cemetery merchandise and services, net of deferred costs and cancellations, to our pre-need sales backlog which was offset by revenues recognized, net of costs, of $9.4 million, including accumulated merchandise trust earnings related to the delivery and performance of pre-need cemetery merchandise and services.

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

Selling Expense. Total selling expense was $21.9 million in the first nine months of 2007, an increase of $5.2 million, or 31.1%, as compared to $16.7 million in the first nine months of 2006. Sales commissions and other compensation expenses contributed $18.7 million to total selling expense during the first nine months of 2007, an increase of $3.6 million, or 23.8%, compared to $15.1 million in the first nine months of 2006. As a percentage of pre-need sales, sales commissions and other compensation expenses were 28.9% in the first nine months of 2007, as compared to 30.8% in the first nine months of 2006. This decrease in percentage is attributable to the fixed cost component of our selling expense being leveraged over a greater sales volume.

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

Deferred Cemetery Revenue. Deferred cemetery revenues, net, increased $5.6 million, or 2.9%, in the first nine months of 2007, from $196.1 million as of December 31, 2006 to $201.7 million as of September 30, 2007. In the comparable period in 2006, deferred cemetery revenues, net, increased $24.4 million, or 14.6% in the first nine months of 2006, from $167.0 million as of December 31, 2005 to $191.4 million as of September 30, 2006. The net increase in the first nine months of 2007 was primarily attributable to an increase in sales of pre-need cemetery products and services that were not delivered or performed in the first nine months of 2007. We added $46.2 million in pre-need sales of cemetery merchandise and services, net of deferred costs and cancellations, to our pre-need sales backlog during the first nine months of 2007 as compared to $40.3 million added during the first nine months of 2006. These increases were offset by revenues recognized, net of costs, of $39.3 million, including accumulated merchandise trust earnings, during the first nine months of 2007 related to the delivery and performance of pre-need cemetery merchandise and services as compared to $28.0 million of revenues recognized in the first nine months of 2006.

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

One of our goals is to grow through the acquisition of high-quality cemetery properties. On November 1, 2005, StoneMor acquired 22 cemeteries and six funeral homes from Service Corporation International (NYSE: SCI) for $12.93 million. StoneMor paid $7.03 million in cash and 280,952 StoneMor common units representing limited partner interests, representing the additional $5.9 million. In addition, StoneMor assumed the merchandise and service liabilities associated with certain pre-arranged bonded contracts related to the properties. Additionally, on September 28, 2006, we completed the acquisition of 21 cemeteries and 14 funeral homes from Service Corporation International (NYSE: SCI) and certain other entities for $11.8 million. We paid $5.9 million in cash and 275,046 in common units representing limited partner interests, representing the additional $5.9 million. We acquired two additional cemeteries during the fourth quarter of 2006 with an aggregate purchase price of approximately $1.3 million and two cemeteries in the third quarter of 2007 with an aggregate purchase price of approximately $2.5 million.

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

Marketable Equity Securities. Our marketable equity securities subject to market risk consist primarily of investments held in merchandise trusts and in the case of perpetual care trusts, investments in real estate investment trusts, or REITs. As of September 30, 2007, marketable equity securities represented 57.2% of funds held in merchandise trusts and 41.1% of funds held in perpetual care trusts. The aggregate fair market value of these marketable equity securities was $84.9 million and $68.3 million in merchandise trusts and perpetual care trusts, respectively, as of September 30, 2007, based on final quoted sales prices. Each 10% change in the average market prices of the equity securities would result in a change of approximately $8.4 million and $6.8 million in the fair market value of securities held in merchandise trusts and perpetual care trusts, respectively.

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

Item 6.	Exhibits

Exhibit Number	Description
4.1	Form of 7.66% Senior Secured Note Due 2009, dated June 20, 2007 (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed on August 15, 2007).

4.2	Form of 9.34% Series B Senior Secured Note Due 2012, dated August 15, 2007 (incorporated by reference to Exhibit 4.2 of Registrant’s Current Report on Form 8-K filed on August 15, 2007).

10.1	Amended and Restated Credit Agreement, dated August 15, 2007, among StoneMor Operating LLC, as a Borrower, various subsidiaries thereof, as additional Borrowers, StoneMor Partners L.P. and StoneMor GP LLC, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other Lenders Party Hereto, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on August 15, 2007).

10.2	Amended and Restated Note Purchase Agreement, dated as of August 15, 2007, by StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, and each of the Subsidiary Issuers listed on the signature pages hereof. (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on August 15, 2007).

10.3	First Amendment to the Amended and Restated Limited Liability Company Agreement of StoneMor GP LLC, dated as of September 14, 2007 (incorporated by reference to Exhibit 99.1 of Registrant’s Current Report on Form 8-K filed on September 19, 2007).

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of William R. Shane, Executive Vice President and Chief Financial Officer

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of William R. Shane, Executive Vice President and Chief Financial Officer

*	Previously furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STONEMOR PARTNERS L.P.
	By:	StoneMor GP LLC
its general partner

December 13, 2007	/s/ Lawrence Miller
Lawrence Miller
Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

December 13, 2007	/s/ William R. Shane
William R. Shane
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description
4.1	Form of 7.66% Senior Secured Note Due 2009, dated June 20, 2007 (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed on August 15, 2007).

4.2	Form of 9.34% Series B Senior Secured Note Due 2012, dated August 15, 2007 (incorporated by reference to Exhibit 4.2 of Registrant’s Current Report on Form 8-K filed on August 15, 2007).

10.1	Amended and Restated Credit Agreement, dated August 15, 2007, among StoneMor Operating LLC, as a Borrower, various subsidiaries thereof, as additional Borrowers, StoneMor Partners L.P. and StoneMor GP LLC, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other Lenders Party Hereto, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on August 15, 2007).

10.2	Amended and Restated Note Purchase Agreement, dated as of August 15, 2007, by StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, and each of the Subsidiary Issuers listed on the signature pages hereof. (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on August 15, 2007).

10.3	First Amendment to the Amended and Restated Limited Liability Company Agreement of StoneMor GP LLC, dated as of September 14, 2007 (incorporated by reference to Exhibit 99.1 of Registrant’s Current Report on Form 8-K filed on September 19, 2007).

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of William R. Shane, Executive Vice President and Chief Financial Officer

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of William R. Shane, Executive Vice President and Chief Financial Officer

*	Previously furnished.