Form 10-K
period 2007-12-31
STONEMOR PARTNERS LP
filed 2008-03-17
CIK 1286131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO                     .

Commission File Number: 000-50910

STONEMOR PARTNERS L.P.

(Exact name of registrant as specified in its charter)

Delaware	80-0103159
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
311 Veterans Highway, Suite B Levittown, Pennsylvania	19056
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (215) 826-2800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Units	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒     Non-accelerated filer   ☐    Smaller Reporting Company  ☐

                                (do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common units held by non-affiliates of the registrant was approximately $103.4 million as of June 29, 2007 based on $24.71 per unit, the closing price of the common units as reported on the NASDAQ on that date.1

The number of the registrant’s outstanding common units at March 14, 2008 was 8,595,850.

Documents incorporated by reference: None

[1]

The aggregate market value of the common units set forth above equals the number of the registrant’s common units outstanding, reduced by the number of common units held by executive officers, directors and persons owning 10% or more of the registrant’s common units, multiplied by the last reported sale price for the registrant’s common units on June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from this figure is an affiliate of the registrant or that any person whose holdings are included in this figure is not an affiliate of the registrant and any such admission is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

FORM 10-K OF STONEMOR PARTNERS, L.P.

Item 1.	– Business

We were formed as a Delaware limited partnership in April 2004 to own and operate the assets and businesses previously owned and operated by Cornerstone Family Services, Inc., or Cornerstone, which was converted into CFSI LLC, a limited liability company, prior to our initial public offering of common units representing limited partner interests on September 20, 2004. Cornerstone was founded in 1999 by members of our management team and a private equity investment firm, which we refer to as McCown De Leeuw, in order to acquire a group of 123 cemetery properties and 4 funeral homes.

We are the second largest owner and operator of cemeteries in the United States. As of December 31, 2007, we operated 223 cemeteries in 25 states and Puerto Rico, located primarily in the eastern United States. We own 209 of these cemeteries, and we operate the remaining 14 under long-term management agreements with the cemetery associations that own the cemeteries. The cemetery products and services that we sell are:

Interment Rights	Merchandise	Services
• burial lots • lawn crypts • mausoleum crypts • cremation niches • perpetual care rights	• burial vaults • caskets • grave markers and grave marker bases • memorials	• installation of burial vaults • installation of caskets • installation of other cemetery merchandise

We sell these products and services both at the time of death, which we refer to as at-need, and prior to the time of death, which we refer to as pre-need. Whenever possible, we sell burial lots with pre-installed vaults. Our sales of real property, including burial lots (with and without installed vaults), lawn and mausoleum crypts and cremation niches, generate qualifying income sufficient for us to be treated as a partnership for federal income tax purposes. In 2007, we performed more than 29,300 burials and sold more than 20,425 interment rights (net of cancellations). Based on our sales of interment spaces in 2007, our cemeteries have a weighted average sales life of 202 years.

Our cemetery properties are located in Alabama, Colorado, Delaware, Georgia, Illinois, Kentucky, Kansas, Maryland, Michigan, Missouri, North Carolina, New Jersey, Ohio, Oregon, Pennsylvania, Rhode Island, Tennessee, Virginia, West Virginia, Washington, Iowa, Hawaii, South Carolina, Puerto Rico, Indiana, and California. One cemetery in Hawaii that we acquired in December 2007, pursuant to the Transition Agreement discussed below in “Acquisition”, is still awaiting regulatory approval and has not yet been conveyed to us. In 2007, our cemetery operations accounted for approximately 92.6% of our revenues.

We also own and operate 57 funeral homes in Alabama, Arkansas, Illinois, Florida, Kansas, Maryland, Missouri, Ohio, Oregon, Pennsylvania, Tennessee, Virginia, West Virginia, Washington, South Carolina, Puerto Rico, and California. Twenty five of our 57 funeral homes are located on the grounds of cemeteries that we own. One funeral home in Florida that we acquired in December 2007, pursuant to the Transition Agreement discussed below in “Acquisition”, is still awaiting regulatory approval and has not yet been conveyed to us. In 2007, more than 3,200 funerals were performed at our funeral homes, and our funeral home revenues accounted for approximately 7.4% of our revenues.

Operations

Segment Reporting and Related Information.    We historically had two operating segments: cemeteries and funeral homes. Since funeral homes accounted for less than 10% of each identifying criteria, funeral home operating results were aggregated within the cemetery classification for purposes of segment reporting and disclosed as one segment, death care services. In conjunction with its September 2006 acquisition of 21 cemeteries and 14 funeral homes from Service Corporation International and as part of its strategic planning, we continuously conduct marketing studies of our potential customers. Additionally, we expect to grow not only through cemetery, but also through funeral home, acquisitions in the future. For these reasons, we have decided to add to our segment information the details of our funeral homes and have disaggregated our cemeteries into three distinct classifications. The factors used to identify our reportable segments (classifications), designated as West, Southeast, and Northeast, have been identified by the nature of our customers served in each marketplace. As cremation is on the rise and we have with our recent acquisitions entered the states of Oregon, Washington, and Colorado, have established a Western Region where cremation rates are projected to be high (in Washington and Oregon, 65% of burials). Statistics indicate that customers who select cremation have certain attributes. The other two regions, Southeast and Northeast, have significantly lower cremation rates and customers with different attributes than the West. Cremation rates in Alabama and Kentucky, for instance, are only projected to be 12%, while cremation rates in the Northeast fall generally between the other two regions. We have different regional sales managers, maintenance superintendents, and administrative supervisors in each region. As such, we have determined that due to the nature of customer behavior, which is consistent in the geographic regions described above, we have chosen to organize our enterprise and to aggregate our cemeteries and funeral homes, which we have determined are individual segments, in this manner. See Note 1 to the consolidated financial statements included in Item 8 of this Form 10-K.

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

Managed Cemeteries.    We provide management services to 14 cemeteries in New Jersey, Ohio and California under management agreements with the 10 nonprofit cemetery corporations that own the cemetery properties. These nonprofit cemetery corporations are organized as such either because state law requires cemetery properties to be owned by nonprofit entities, such as in New Jersey, or because they were originally established as nonprofit entities. We have voting rights, along with member owners of burial spaces, in the four New Jersey nonprofit cemetery corporations as a result of owning all of their outstanding certificates of indebtedness or interest. The remaining nonprofit cemetery corporations have self-sustaining governing structures. To obtain the benefit of professional management services, these 10 nonprofit cemetery corporations have entered into management agreements with us. The management agreements under which we operate these 14 cemeteries generally have terms ranging from 3 to 10 years and provide us with management fees that approximate what we would earn if we owned those cemeteries and held them in for-profit entities. Under some of the management agreements, we are entitled to termination fees if the agreements are terminated without our consent.

Funeral Home Operations.    We own and operate 57 funeral homes, 25 of which are located on the grounds of cemetery properties that we own, in Alabama, California, Kansas, Maryland, Ohio, Oregon, Puerto Rico, Pennsylvania, South Carolina, Tennessee, Virginia, and Washington. Since 1999, we have built two funeral homes and purchased 51. Our funeral homes offer a range of services to meet a family’s funeral needs, including family consultation, the removal and preparation of remains, provision of caskets and related funeral merchandise, the use of funeral home facilities for visitation, worship and funeral services and transportation services. Funeral home operations primarily generate revenues from at-need sales, for which there is a smaller potential customer base than pre-need sales, and have low barriers to entry by competitors. By focusing primarily on cemeteries and deriving significant revenues from pre-need sales, we minimize our exposure to these types of challenges.

We purchase caskets from Thacker Caskets, Inc. under a supply agreement that expires on December 31, 2015. This agreement entitles us to specified discounts on the price of caskets but gives Thacker Caskets, Inc. the right of first refusal on all of our casket purchases. We do not have minimum purchase requirements under this supply agreement.

Cremation Products and Services.    We operate nine crematories on nine of our cemeteries or funeral homes, but our primary cremation operations are sales of receptacles for cremains, such as urns, and the inurnment of cremains in niches or scattering gardens. While cremation products and services usually cost less than traditional burial products and services, they yield higher margins on a percentage basis and take up less space than burials. We sell cremation products and services on both a pre-need and at-need basis.

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

Sales Personnel, Training and Marketing

As of December 31, 2007, we employed approximately 537 commissioned salespeople and 142 sales support and telemarketing employees. We have seven regional sales managers covering our cemeteries, who report to our Senior Vice President of Sales. Individual salespersons are typically located at the cemeteries they serve and report directly to the cemetery manager. We have made a strong commitment to the ongoing education and training of our sales force and to salesperson retention in order to ensure that our customers receive the highest quality customer service. Our training program includes classroom training at our headquarters, field training, continuously updated training materials that utilize media, such as the Internet, for interactive training and participation in industry seminars. We place special emphasis on training property sales managers, who are key elements to a successful pre-need sales program.

We reward our salespeople with incentives for generating new customers. Sales force performance is evaluated by sales budgets, sales mix and closing ratios, which are equal to the number of contracts written divided by the number of presentations that are made. Substantially all of our sales force is compensated based solely on performance. Commissions are augmented with various bonus and incentive packages to ensure a high quality, motivated sales force. We pay commissions to our sales personnel based on a percentage of the price of the products and services, which varies from 6% to 22%, of the total contract price for pre-need sales and is generally equal to 5% of the total contract price for at-need sales. In addition, cemetery managers receive an override commission generally equal to 4% to 6% of the gross sales price of the contracts entered into by the salespeople assigned to the cemeteries they manage.

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

Acquisitions

On December 21, 2007 we entered into the Asset Purchase and Sale Agreement with Service Corporation International (NYSE: SCI) and certain other entities, pursuant to which we agreed to acquire or manage, as applicable, 45 cemeteries and 30 funeral homes, except for conveyances of one cemetery in Hawaii and one funeral home in Florida, the acquisitions of which are subject to state regulatory approval. Pending the conveyance of these two locations, StoneMor entered into a Transition Agreement with SCI (the “Transition Agreement”) pursuant to which SCI will continue to operate, for StoneMor’s benefit, any elements of the business for which regulatory approval to transfer ownership is has not been obtained. Under the Transition Agreement, the StooneMor is obligated to reimburse SCI for all costs incurred by SCI while operating these locations for the benefit of the Buyer. We paid $68.0 million in cash. In addition, we assumed the merchandise and service liabilities associated with certain pre-arranged contracts related to the properties.

The properties are located in Alabama (2 cemeteries and 2 funeral homes), Arkansas (2 funeral homes), California (7 cemeteries and 10 funeral homes), Florida (1 funeral home), Hawaii (1 cemetery), Iowa (1 cemetery), Illinois (5 cemeteries and 2 funeral homes), Indiana (5 cemeteries), Kentucky (1 cemetery), Missouri (2 cemeteries and 1 funeral home), North Carolina (3 cemeteries), Ohio (7 cemeteries and 1 funeral homes), Oregon (2 cemeteries and 3 funeral homes), South Carolina (2 cemeteries and 2 funeral homes), Tennessee (3 cemeteries and 4 funeral homes), Washington (2 cemeteries), West Virginia (1 funeral home), and Puerto Rico (2 cemeteries and 1 funeral home). In the aggregate, in 2006, the 45 cemeteries and 30 funeral homes performed approximately 8,300 interments and 3,700 calls, respectively. In 2006, these locations produced annual revenues of approximately $44.0 million.

We acquired two additional cemeteries during the third quarter of 2007 with an aggregate purchase price of approximately $2.4 million.

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

Regulation

General.    Our operations are subject to regulation, supervision and licensing under federal, state and local laws which impacts the goods and services that we may sell and the manner in which we may furnish goods and services.

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

Do Not Call Implementation Act.    We are subject to the requirements of two federal statutes governing telemarketing practices, the Telephone Consumer Protection Act, or TCPA, and the Telemarketing and Consumer Fraud and Abuse Prevention Act, or TCFAPA. These statutes impose significant penalties on those who fail to comply with their mandates. The Federal Communications Commission, or FCC, is the federal agency with authority to enforce the TCPA, and the Federal Trade Commission, or FTC, has jurisdiction under the TCFAPA. The FTC has established and implemented a national no-call registry under the TCFAPA. The legislation also establishes a private right of action for consumers against telemarketing entities under certain circumstances. The FCC has adopted regulations that mirror the no-call registry legislation. Primarily as a result of implementation of the do not call legislation, the percentage of our pre-need sales generated from telemarketing leads has decreased from 24% in 1999 to 9.5% in 2007. We are also subject to similar telemarketing consumer protection laws in the states of Alabama, Arkansas, California, Colorado, Delaware, Georgia, Hawaii, Illinois, Indiana, Kansas, Kentucky, Maryland, Michigan, Missouri, New Jersey, North Carolina, Ohio, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Virginia, Washington, West Virginia and Puerto Rico. These states’ statutes permit consumers to prevent unwanted telephone solicitations.

Occupational Safety and Health Act and Environmentai Law Requirements.    We are subject to the requirements of the federal Occupational Safety and Health Act, or OSHA, and comparable state statutes. The OSHA hazard communication standard, the Emergency Planning and Community Right-to-Know Act “EPCRA” and similar state statutes require us to report information about hazardous materials used or produced in our operations to state, federal and local authorities. We may also be subject to Tier 1 or Tier 2 Emergency and Hazardous Chemical Inventory reporting requirements under EPCRA depending on the amounts of hazardous materials maintained on-site. We are also subject to the federal Americans with Disabilities Act and similar laws which, among other things, may require that we modify our facilities to comply with minimum accessibility requirements for disabled persons.

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

Future Enactments and Regulation.    Federal and state legislatures and regulatory agencies frequently propose new laws, rules and regulations and new interpretations of existing laws, rules and regulations which, if enacted or adopted, could have a material adverse effect on our operations and on the death care industry in general. A significant portion of our operations is located in California, Pennsylvania, New Jersey, Virginia, Maryland, North Carolina and West Virginia and any material adverse change in the regulatory requirements of those states applicable to our operations could have a material adverse effect on our results of operations. We cannot predict the outcome of any proposed legislation or regulations or the effect that any such legislation or regulations, if enacted or adopted, might have on us.

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

Clean Air Act.    The Federal Clean Air Act and similar state and local laws, which regulate emissions into the air, can affect crematory operations through permitting and emissions control requirements. Our cremation operations may be subject to Clean Air Act regulations under federal and state law and may be subject to enforcement actions if these operations do not conform to the requirements of these laws.

Emergency Planning and Community Right-to-Know Act.    As noted above, federal, state and local regulations apply to the use of hazardous materials at our funeral homes. Depending on the types and quantities of materials we handle at any particular location, we may be required to maintain and submit to authorities inventories of these materials present at that location and reports in compliance with the EPCRA or similar state statutes.

Comprehensive Environmental Response, Compensation, and Liability Act.    The Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA and similar state laws affect our cemetery and funeral home operations by, among other things, imposing remediation obligations for threatened or actual releases of hazardous substances that may endanger public health or welfare or the environment. Under CERCLA and similar state laws, joint and several liability may be imposed on waste generators, site owners and operators, and others regardless of fault or the legality of the original disposal activity. Our operations include the use of some materials that may meet the definition of “hazardous substances” under CERCLA and thus may give rise to liability if released to the environment through a spill or discharge. Should we acquire new properties with pre-existing conditions triggering CERCLA or similar state liability, we may become liable for responding to those conditions under CERCLA or similar state laws. We may become involved in proceedings, litigation or investigations at one or more sites where releases of hazardous substances have occurred, and we cannot assure you that the associated costs and potential liabilities would not be material.

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

Employees

As of December 31, 2007 our general partner and its affiliates employed approximately 2,111 full-time and approximately 58 part-time employees. A total of 9 full time employees at one of our cemeteries located in New Jersey are represented by a union and are subject to collective bargaining agreements that expire in December 2009 and June 2011. Thirty eight employees at 11 of our cemeteries located in Pennsylvania are represented by four different unions and are subject to collective bargaining agreements that expire between April 2008 and June 2010. Seven employees at three of our cemeteries located in Illinois are represented by three different unions and are subject to collective bargaining agreements that expire in November 2008. An additional 15 employees at one of our locations in California are represented by one union and are subject to a collective bargaining agreement that expires in January 2010. We believe that our relationship with our employees is good.

Available Information

We maintain an internet website with the address of http://www.stonemor.com. The information on this website is not, and should not be considered part, of this annual report on Form 10-K and is not incorporated by reference into this document. This website address is only intended to be an inactive textual reference. Copies of our reports filed with, or furnished to, the SEC on Forms 10-K, 10-Q, and 8-K and any amendments to such reports are available for viewing and copying at such internet website, free of charge, as soon as reasonably practicable after filing such material with, or furnishing it to, the SEC.

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

The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from operations, which fluctuates from quarter to quarter based on, among other things:

•	the volume of our sales;

•	the prices at which we sell our products and services; and

•	the level of our operating and general administrative costs.

In addition, the actual amount of cash we will have available for distribution will depend on other factors, such as working capital borrowings, capital expenditures and funding requirements for trusts and our ability to withdraw amounts from trusts.

If we do not generate sufficient cash to pay the minimum quarterly distribution on the common units or the subordinated units, the market price of the common units may decline materially. We expect that we will need working capital borrowings of approximately $11.7 million during the twelve-month period ending December 31, 2008 in order to have sufficient operating surplus to pay the full minimum quarterly distributions on all of our common units and subordinated units for that period, although the actual amount of working capital borrowings could be materially more or less. These working capital borrowings enable us to finance the build up in our accounts receivables and to construct mausoleums and purchase products for our pre-need sales in advance of the time of need which, in turn, allows us to generate available cash for operating surplus over time by accessing the funds held in trust for the products purchased.

Our indebtedness limits cash flow available for our operations and for distribution to our partners.

As of December 31, 2007, we had $146.2 million in debt. Leverage makes us more vulnerable to economic downturns. Because we are obligated to dedicate a portion of our cash flow to service our debt obligations, our cash flow available for operations and for distribution to our partners will be reduced. The amount of indebtedness we have could limit our flexibility in planning for, or reacting to, changes in the markets in which we compete, limit our ability to obtain additional financing, if necessary, for working capital expenditures, acquisitions or other purposes, and require us to dedicate more cash flow to service our debt than we desire. Our ability to satisfy our indebtedness as required by the terms of our debt will be dependent on, among other things, the successful execution of our long-term strategic plan. Subject to limitations in our credit facility and under our senior secured notes, we may incur additional debt in the future, for acquisitions or otherwise, and servicing this debt could further limit our cash flow.

Restrictions in our credit facility may prevent us from declaring dividends or making any distributions and may limit our ability to capitalize on acquisition and other business opportunities.

The operating and financial restrictions and covenants in our credit facility and any future financing agreements could restrict our ability to finance future operations or capital needs or to expand or pursue our business activities. For example, our credit facility contains covenants that restrict or limit our ability to:

•	enter into a new line of business;

•	enter into any agreement of merger or acquisition;

•	sell, transfer, assign or convey assets;

•	grant certain liens;

•	incur or guarantee additional indebtedness;

•	make certain loans, advances and investments;

•	declare and pay dividends and distributions;

•	enter into transactions with affiliates; and

•	make voluntary payments or modifications of indebtedness

Furthermore, our credit facility contains covenants requiring us to maintain certain financial ratios and tests. Our ability to comply with the covenants and restrictions contained in our credit facility may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. If we violate any of the restrictions, covenants, ratios or tests in our credit facility, the lenders will be able to accelerate the maturity of all borrowings under the credit facility and demand repayment of amounts outstanding, our lenders’ commitment to make further loans to us may terminate, and we will be prohibited from declaring dividends or making any distributions. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. Any subsequent replacement of our credit facility or any new indebtedness could have similar or greater restrictions.

Adverse conditions in the financial markets may reduce the principal and earnings of the investments held in merchandise and perpetual care trusts and adversely affect our revenues and cash flow.

A substantial portion of our revenues is generated from investment returns that we realize from merchandise and perpetual care trusts. Earnings and investment gains and losses on investments by merchandise and perpetual care trusts are affected by financial market conditions that are not within our control. Because a significant portion of merchandise and perpetual care trust principal is invested in fixed-income securities, investments held in these trusts are particularly susceptible to changes in interest rates. Merchandise trust principal invested in equity securities is also sensitive to the performance of the stock market. Earnings are also affected by the mix of fixed-income and equity securities that our investment managers choose to maintain in the trusts and by the fact that our investment managers may not choose the optimal mix for any particular market condition.

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

When we sell cemetery merchandise and services on a pre-need basis, we pay commissions on the sale to our salespeople and are required by state law to deposit a portion of the sales proceeds into a merchandise trust. In addition, most of our customers finance their pre-need purchases under installment contracts over a number of years. Depending on the trusting requirements of the states in which we operate, the applicable sales commission rates and the amount of the down payment, our cash flow from sales to customers through installment contracts is typically negative until we have paid the sale commission due on the sale or until we purchase the products or perform the services and are permitted to withdraw funds we have deposited in the merchandise trust. To the extent we increase pre-need activities, state trusting requirements are increased or we delay the purchase of the products or performance of the services we sell on a pre-need basis, our cash flow immediately following pre-need sales may be further reduced, and our ability to service our debt and make distributions to our partners could be adversely affected.

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

A primary component of our business strategy is to grow through acquisitions of cemeteries and, to a lesser extent, funeral homes. We cannot assure you that we will be able to identify and acquire cemeteries on terms favorable to us or at all. We may face competition from other death care companies in making acquisitions. Our ability to make acquisitions in the future may be limited by our inability to secure adequate financing, restrictions under our existing or future debt agreements, competition from third parties or a lack of suitable properties. For example, we are not permitted to make acquisitions for more than $2.5 million, or any series of acquisitions aggregating more than $20.0 million in any consecutive 12-month period, without the requisite consent of the lenders under our credit facility. Also, when we acquire cemeteries that do not have a robust pre-need sales program, the operation of the cemetery and implementation of a pre-need sales program after acquisition may require significant amounts of working capital. This may make it more difficult for us to make acquisitions.

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

If the trend toward cremation in the United States continues, our revenues may decline which could have an adverse effect on our business and financial condition and could impact our ability to make cash distributions.

We and other death care companies that focus on traditional methods of interment face competition from the increasing number of cremations in the United States. Industry studies indicate that the percentage of cremations has steadily increased and that cremations will represent approximately 39% of the United States death care market by the year 2010, compared to approximately 33.5% in 2007. Because the products and services associated with a cremation, such as niches and urns, produce lower revenues than the products and services associated with a traditional interment, a continuing trend toward cremations may reduce our revenues and, therefore, our cash available for distribution.

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

Some states require cemeteries to be organized in the nonprofit form but permit those nonprofit entities to contract with for-profit companies for management services. If state laws change or new laws are enacted that prohibit us from managing cemeteries in those states, then our business, financial condition and results of operations could be adversely affected.

We are subject to legal restrictions on our marketing practices that could reduce the volume of our sales which could have an adverse effect on our business, operations and financial condition.

The enactment or amendment of legislation or regulations relating to marketing activities may make it more difficult for us to sell our products and services. For example, the federal “do not call” legislation has adversely affected our ability to market our products and services using telephone solicitation by limiting who we may call and increasing our costs of compliance. As a result, we rely heavily on direct mail marketing and telephone follow-up with existing contacts. Additional laws or regulations limiting our ability to market through direct mail, over the telephone, through internet and e-mail advertising or door-to-door may make it difficult to identify potential customers, which could increase our costs of marketing. Both increases in marketing costs and restrictions on our ability to market effectively could reduce our revenues and could have an adverse effect on our business, operations and financial condition, as well as our ability to make cash distributions to you.

We are subject to environmental and health and safety regulations that may adversely affect our operating results.

Our cemetery and funeral home operations are subject to numerous federal, state and local environmental and health and safety regulations. We may become subject to liability for the removal of hazardous substances and solid waste under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and similar state laws. Under CERCLA and similar state laws, joint and several liability may be imposed on various parties, regardless of fault or the legality of the original disposal activity. Our funeral home, cemetery and crematory operations include the use of some materials that may meet the definition of “hazardous substances” under CERCLA and thus may give rise to liability if released to the environment through a spill or discharge. We cannot assure you that we will not face liability under CERCLA for any conditions at our properties, and we cannot assure you that these liabilities will not be material. Our cemetery and funeral home operations are subject to regulation of underground and above ground storage tanks and laws managing the disposal of solid waste. If new requirements under local, state or federal laws were to be adopted, and were more stringent than existing requirements, new permits or capital expenditures may be required.

Our funeral home operations are generally subject to federal and state regulations regarding the disposal of medical waste, and are also subject to regulation by federal, state or local authorities under the Emergency Planning and Community Right-to-Know Act (EPCRA). We are required to maintain, and report, if applicable thresholds are met, a list of any hazardous materials we use under EPCRA to state, federal, and local agencies.

Our crematory operations are subject to regulation under the federal Clean Air Act and any analogous state laws. If new regulations applicable to our crematory operations were to be adopted, they could require permits or capital expenditures that would increase our costs of operation and compliance.

In 2006, a material weakness was identified in our internal controls over financial reporting.

A material weakness or combination of significant deficiencies in our system of internal controls over financial reporting could result in our consolidated financial statements not being prepared in accordance with generally accepted accounting principles.

In 2006, we restated previously issued financial statements and material audit adjustments necessary to present the 2005 and third quarter 2006 financial statements in accordance with generally accepted accounting principles. The restatement related to our failure to recognize revenue at the time pre-need burial vaults were installed. Specifically, revenue should be recognized once vaults are installed, and management did not have controls in place to ensure that such revenue was recognized once the vault had been installed.

Because of this material weakness, we concluded that we did not maintain effective internal control over financial reporting as of December 31, 2006 based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

To remediate the material weakness, we made changes to our automated revenue recognition systems which capture revenue recognition events that were previously excluded. Management believes that such procedures have remediated the material weaknesses associated with the restatements.

Risks Inherent in an Investment in Us

Our general partner and its affiliates have conflicts of interest and limited fiduciary duties, which may permit them to favor their own interests to your detriment.

As of December 31, 2007, CFSI LLC owned an aggregate 26.7% limited partner interest in us and owned all of the Class A units of our general partner. Conflicts of interest may arise between CFSI LLC and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of the unitholders. These conflicts include, among others, the following situations:

•

The board of directors of our general partner is elected by the owners of our general partner. Although our general partner has a fiduciary duty to manage us in good faith, the directors of our general partner also have a fiduciary duty to manage our general partner in a manner beneficial to the owners of our general partner. By purchasing common units, unitholders will be deemed to have consented to some actions and conflicts of interest that might otherwise constitute a breach of fiduciary or other duties under applicable law.

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

•

In some instances, our general partner may cause us to borrow funds or sell assets outside of the ordinary course of business in order to permit the payment of distributions, even if the purpose or effect of the borrowing is to make a distribution on the subordinated units, to make incentive distributions or to hasten the expiration of the subordination period.

Holders of our common units have limited voting rights and are not entitled to elect our general partner or its directors, which could reduce the price at which the common units will trade.

Unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders did not select our general partner or elect the board of directors of our general partner and will have no right to select our general partner or elect its board of directors in the future. We are not required to have, and do not have, a majority of independent directors on our board. The board of directors of our general partner, including the independent directors, are chosen entirely by the owners of our general partner and not our unitholders. As a result of these limitations, the price at which the common units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price.

Our partnership agreement restricts the voting rights of unitholders owning 20% or more of our common units.

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

•	the relative voting strength of each previously outstanding unit may be diminished; and

•	the market price of the common units may decline.

•	the ratio of taxable income to distributions may increase;

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

Tax Risks to Common Unitholders

In addition to reading the following risk factors, you should read “Material Tax Considerations” included in our Registration Statement on Form S-3 (Registration No. 333-144453) for a further discussion of the expected material federal income tax consequences of owning and disposing of common units.

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

CFSI LLC has agreed to indemnify us against additional income tax liabilities, if any, that arise from our operations prior to our initial public offering, and income tax liabilities, if any, that arise from the consummation of the transactions related to our formation in excess of $600,000 if those liabilities are asserted by the IRS or any state taxing authority prior to the expiration of the applicable statutes of limitations for income taxes of Cornerstone, for its taxable period ending with the conversion of Cornerstone into CFSI LLC (generally, three years from the filing of the tax return for such period). Also, CFSI LLC has agreed to indemnify us against any liabilities we may be subject to in the future resulting from a reduction in our net operating losses as a result of such prior operations or as a result of such formation transactions in excess of that which is believed to result from them at the time of our initial public offering. We cannot assure you that we will not ultimately be responsible for any or all of these liabilities, if they occur. Any increase in the tax liabilities of our corporate subsidiaries because of a reduction in net operating losses not recouped under the indemnity will reduce our cash available for distribution.

Changes in the ownership of our units, including the changes occurring as a result of our initial public offering may result in annual limitations on our use of net operating losses available to reduce taxable income, which could increase our tax liabilities and decrease cash available for distribution in future taxable periods.

The use of the net operating losses by our corporate subsidiaries may be limited if the ownership of our units changes such that our corporate subsidiaries are deemed to have an “ownership change” under applicable provisions of the Internal Revenue Code. In general, an ownership change will occur if the percentage of our units, based on the value of the units, owned by certain unitholders or groups of unitholders increases by more than fifty percentage points during a three-year period. For this purpose, the unitholders who acquired interests in us pursuant to our initial public offering will be treated as a single group, as will those persons who acquire units in this or any subsequent offering we may make. The public group that acquired units in our initial public offering acquired approximately 49% of the total partnership interests that were outstanding immediately after completion of the initial public offering. Those units likely constituted more than 50% of the value of all ownership interests in us. However, applicable Treasury Regulations provide generally that if in a public offering units are issued solely for cash, for purposes of calculating the percentage of ownership change resulting from the transaction, the acquiring unitholders will be deemed to acquire only up to 50% of the number of units they actually acquire. At the time of our initial public offering, our tax counsel opined that the initial public offering should not result in an ownership change. No ruling has been or will be requested from the IRS regarding this issue, and an opinion of counsel represents only the counsel’s legal judgment and does not bind the IRS or the courts. Thus there remains some risk that our initial public offering resulted in an ownership change. If an ownership change did occur, each of our corporate subsidiaries would be restricted annually in its ability to use its net operating losses to reduce its federal taxable income to an amount equal to the value of the corporation on the date of the ownership change multiplied by the applicable federal long-term tax-exempt rate in effect at such time. In the event that the initial public offering did not create an ownership change, our issuance of common units in November of 2005 likely created an ownership change with respect to the shares of our corporate subsidiaries for the purposes of Section 382 of the Internal Revenue Code. However, we do not believe this ownership change will have a material effect on the use by our corporate subsidiaries of their remaining net operating losses. Nonetheless, to the extent that an annual net operating loss limitation for any one year does restrict the ability of our corporate subsidiaries to use their remaining net operating losses, an increase in tax liabilities of our corporate subsidiaries could result, which would reduce the amount of cash available for distribution to you.

Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as our not being subject to a material amount of additional entity-level taxation by individual states. If the IRS treats us as a corporation or we become subject to additional entity-level taxation for state tax purposes, it would reduce the amount of cash available for distribution to you.

The after-tax economic benefit of an investment in the common units depends largely on our being treated as a partnership for federal income tax purposes. We have not requested, and do not plan to request, a ruling from the IRS on this or any other tax matter affecting us.

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35% and would likely pay state income tax at varying rates. Distributions to you would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to you. Because a tax would be imposed upon us as a corporation, our cash available for distribution to you would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to the unitholders, likely causing a substantial reduction in the value of our common units.

Current law may change so as to cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to entity-level taxation. In addition, because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. If any of these states were to impose a tax on us, the cash available for distribution to you would be reduced. The partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution amounts will be adjusted to reflect the impact of that law on us.

We have subsidiaries that will be treated as corporations for federal income tax purposes and subject to corporate-level income taxes.

Some of our operations are conducted through subsidiaries that are organized as C corporations. Accordingly, these corporate subsidiaries are subject to corporate-level tax, which reduces the cash available for distribution to our partnership and, in turn, to you. If the IRS were to successfully assert that these corporations have more tax liability than we anticipate or legislation was enacted that increased the corporate tax rate, the cash available for distribution could be further reduced.

If the IRS contests the federal income tax positions we take, the market for our common units may be adversely impacted, and the cost of any IRS contest will reduce our cash available for distribution to you.

We have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes or any other matter affecting us. The IRS may adopt positions that differ from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with some or all of the positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade. In addition, our costs of any contest with the IRS will be borne indirectly by our unitholders and our general partner because the costs will reduce our cash available for distribution.

You may be required to pay taxes on income from us even if you do not receive any cash distributions from us.

Because our unitholders will be treated as partners to whom we will allocate taxable income that could be different in amount than the cash we distribute, you will be required to pay any federal income taxes and, in some cases, state and local income taxes on your share of our taxable income even if you receive no cash distributions from us. You may not receive cash distributions from us equal to your share of our taxable income or even equal to the actual tax liability that results from that income.

Tax gain or loss on disposition of our common units could be more or less than expected.

If you sell your common units, you will recognize a gain or loss equal to the difference between the amount realized and your tax basis in those common units. Because distributions in excess of your allocable share of our net taxable income decrease your tax basis in your common units, the amount, if any, of such prior excess distributions with respect to the units you sell will, in effect, become taxable income to you if you sell such units at a price greater than your tax basis in those units, even if the price you receive is less than your original cost. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depreciation recapture. In addition, because the amount realized includes a unitholder’s share of our nonrecourse liabilities, if you sell your units, you may incur a tax liability in excess of the amount of cash you receive from the sale.

Tax-exempt entities and foreign persons face unique tax issues from owning common units that may result in adverse tax consequences to them.

Investment in common units by tax-exempt entities, such as individual retirement accounts (known as IRAs) and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including individual retirement accounts and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file United States federal tax returns and pay tax on their share of our taxable income. If you are a tax-exempt entity or a non-U.S. person, you should consult your tax advisor before investing in our common units.

We will treat each purchaser of common units as having the same tax benefits without regard to the actual common units purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.

Because we cannot match transferors and transferees of common units and because of other reasons, we will take depreciation and amortization positions that may not conform to all aspects of the existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to you. It also could affect the timing of these tax benefits or the amount of gain from the sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to your tax returns

We will adopt certain valuation methodologies that may result in a shift of income, gain, loss and deduction between the general partner and the unitholders. The IRS may challenge this treatment, which could adversely affect the value of the common units.

When we issue additional units or engage in certain other transactions, we will determine the fair market value of our assets and allocate any unrealized gain or loss attributable to our assets to the capital accounts of our unitholders and our general partner. Our methodology may be viewed as understating the value of our assets. In that case, there may be a shift of income, gain, loss and deduction between certain unitholders and the general partner, which may be unfavorable to such unitholders. Moreover, under our valuation methods, subsequent purchasers of common units may have a greater portion of their Internal Revenue Code Section 743(b) adjustment allocated to our tangible assets and a lesser portion allocated to our intangible assets. The IRS may challenge our valuation methods, or our allocation of the Section 743(b) adjustment attributable to our tangible and intangible assets, and allocations of income, gain, loss and deduction between the general partner and certain of our unitholders.

A successful IRS challenge to these methods or allocations could adversely affect the amount of taxable income or loss being allocated to our unitholders. It also could affect the amount of gain from our unitholders’ sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions.

The sale or exchange of 50% or more of our capital and profits interests during any twelve-month period will result in the termination of our partnership for federal income tax purposes.

We will be considered to have terminated for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. Our termination would, among other things, result in the closing of our taxable year for all unitholders and could result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but instead, we would be treated as a new partnership for tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred. Please read “Material Tax Considerations—Disposition of Common Units—Constructive Termination” for a discussion of the consequences of our termination for federal income tax purposes.

You will likely be subject to state and local taxes and filing requirements in jurisdictions where you do not live as a result of an investment in units.

In addition to federal income taxes, you will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property, even if you do not live in any of those jurisdictions. You will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these jurisdictions. Further, you may be subject to penalties for failure to comply with those requirements. Following the acquisition of SCI Assets, we will own assets or conduct business in a majority of states and in Puerto Rico. Most of these various jurisdictions currently impose, or may in the future impose, an income tax on individuals, corporations and other entities. As we make acquisitions or expand our business, we may own assets or do business in additional states that impose a personal income tax. It is your responsibility to file all United States federal, state and local tax returns. Our counsel has not rendered an opinion on the state or local tax consequences of an investment in the common units.

A unitholder whose units are loaned to a “short seller” to cover a short sale of units may be considered as having disposed of those units. If so, the unitholder would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.

Because a unitholder whose units are loaned to a “short seller” to cover a short sale of units may be considered as having disposed of the loaned units, the unitholder may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their units.

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. For example, members of Congress are considering substantive changes to the existing federal income tax laws that affect certain publicly traded partnerships. Any modification to the federal income tax laws and interpretations thereof may or may not be applied retroactively. Although the currently proposed legislation would not appear to affect our federal income tax treatment as a partnership, we are unable to predict whether any of these changes, or other proposals, will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury regulations, and, accordingly, our counsel is unable to opine as to the validity of this method. If the IRS were to challenge this method or new Treasury regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

Item 1B.	Unresolved Staff Comments

None.

Item 2. Properties

Cemeteries and Funeral Homes.    The following table summarizes the distribution of our cemetery and funeral home properties by state as of December 31, 2007 and their weighted average estimated remaining sales life in years based on number of interment spaces sold during 2007:

	Cemeteries (1)	Funeral Homes	Total Net Acres	Weighted Average Estimated Remaining Sales Life	Number of Interment Spaces Sold in 2007
Pennsylvania	51	8	2,479	465	3,106
West Virginia	32	3	1,404	336	2,146
Virginia	29	2	773	144	2,842
North Carolina	14	—	331	146	2,325
Maryland	10	1	716	196	1,272
Alabama	9	6	305	149	1,777
Ohio	9	2	772	189	2,473
California	7	10	270	36	2,276
Georgia	7	—	135	125	1,015
Illinois	7	2	243	183	887
Oregon	7	9	181	328	568
Indiana	6	—	422	190	1,312
New Jersey	6	—	341	39	2,148
Tennessee	5	4	354	530	487
Michigan	3	—	87	429	242
Missouri	3	1	116	167	602
Washington	3	2	33	41	228
Colorado	2	—	12	245	58
Kansas	2	1	35	102	404
Kentucky	2	—	59	93	333
Puerto Rico	2	1	64	432	133
Rhode Island	2	—	70	966	27
South Carolina	2	2	134	268	341
Delaware	1	—	12	175	27
Hawaii*	1	—	6	166	31
Iowa	1	—	89	81	403
Arkansas	—	2	—	—	—
Florida*	—	1	—	—	—

Total	223	57	9,443	202	27,463

*	Hawaii and Florida properties acquired on December 21, 2007 are awaiting state approval prior to conveyance.
(1)	Includes six cemeteries in New Jersey , seven cemeteries in Ohio and 1 cemetery in California that we operated under long-term management agreements.

We calculated estimated remaining sales life for each of our cemeteries by dividing the number of unsold interment spaces by the number of interment spaces sold at that cemetery in the most recent year. For purposes of estimating remaining sales life, we defined unsold interment spaces as unsold burial lots and unsold spaces in existing mausoleum crypts as of December 31, 2007. We defined interment spaces sold in 2007 as:

•	the number of burial lots sold, net of cancellations;

•	the number of spaces sold in existing mausoleum crypts, net of cancellations; and

•	the number of spaces sold in mausoleum crypts that we have not yet built, net of cancellations.

We count the sale of a double-depth burial lot as the sale of one interment space even though a double-depth burial lot includes two interment rights. We count an unsold double-depth burial lot as one unsold interment space. Because our sales of cremation niches were immaterial, we did not include cremation niches in the calculation of estimated remaining sales life. When calculating estimated remaining sales life, we did not take into account any future cemetery expansion. In addition, sales of an unusually high or low number of interment spaces in a particular year affect our calculation of estimated remaining sales life. Future sales may differ from previous years’ sales, and actual remaining sales life may differ from our estimates. We calculated weighted average remaining sales life by aggregating unsold interment spaces and interment spaces sold on a state-by-state or company-wide basis. Based on the number of interment spaces sold in 2007, we estimate that our cemeteries have an aggregate weighted average remaining sales life of 202 years.

The following table shows the cemetery properties that we owned or operated as of December 31, 2007, grouped by estimated remaining sales life:

	0-25 Years	26-49 Years	50-100 Years	101-150 Years	151-200 Years	Over 200 Years
Pennsylvania	2	2	2	6	1	38
West Virginia	5	1	1	3	3	19
Virginia	1	2	5	7	1	13
North Carolina	—	1	2	2	5	4
Maryland	—	1	2	3	—	4
Alabama	—	2	1	4	—	2
Ohio	—	1	1	2	2	3
Georgia	1	—	1	2	1	2
Oregon	—	—	1	2	—	4
Illinois	—	1	2	—	—	4
California	2	3	1	—	1	—
New Jersey	2	1	2	—	—	1
Indiana	1	—	—	2	—	3
Tennessee	—	—	—	—	—	5
Michigan	—	—	—	—	—	3
Missouri	—	—	1	—	—	2
Washington	—	3	—	—	—	—
Colorado	—	—	—	—	1	1
South Carolina	—	—	—	—	1	1
Puerto Rico	—	—	—	—	—	2
Kansas	—	—	1	—	1	—
Rhode Island	—	—	—	—	—	2
Kentucky	—	1	—	—	1	—
Hawaii*	—	—	—	—	1	—
Iowa	—	—	1	—	—	—
Delaware	—	—	—	—	1	—

Total	14	19	24	33	20	113

*	Hawaii property acquired on December 21, 2007 is awaiting state approval prior to conveyance.

We believe that we have either satisfactory title to or valid rights to use all of our cemetery properties. The 14 cemetery properties that we operate under long-term management agreements are held by cemetery associations that are owned by the cemetery lot holders or have no legal owners. We believe that the cemetery associations have either satisfactory title to or valid rights to use these 14 cemetery properties and that we have valid rights to use these properties under the management agreements. Although title to the cemetery properties is subject to encumbrances such as liens for taxes, encumbrances securing payment obligations, easements, restrictions and immaterial encumbrances, we do not believe that any of these burdens should materially detract from the value of these properties or from our interest in these properties, nor should these burdens materially interfere with the use of our cemetery properties in the operation of our business as described above. Many of our cemetery properties are located in zoned regions, and we believe that cemetery use is permitted for those cemeteries either (1) as expressly permitted under applicable zoning ordinances; (2) through a special exception to applicable zoning designations; or (3) as an existing non-conforming use.

Other.    Our corporate headquarters occupy approximately 37,000 square feet of leased office space in Levittown, Pennsylvania, a suburb of Philadelphia. The lease has a term expiring in 2020, and we consider the space to be adequate for our present and anticipated future requirements. In 2007, we occupied approximately 22,500 of leased office space in Bristol, Pennsylvania. Our January 28, 2008 move from Bristol to Levittown was necessitated by our December 2007 acquisition of 45 cemeteries and 30 funeral homes. We are also tenants under various leases covering office spaces other than our corporate headquarters.

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

Market Information

Our common units are listed on The NASDAQ Global Market (“Nasdaq”) under the symbol “STON”. As of March 17, 2008, there were 8,595,850 common units outstanding, representing a 71.5% limited partner interest in us. As of that date, there were 3,179,837 subordinated units outstanding, representing a 26.5% limited partner interest in us. As of February 21, 2008, there were 47 unitholders of record, representing approximately 6,390 beneficial holders. There is no established public trading market for our subordinated units. The following table sets forth the high and low sale prices of our common units for the periods indicated, based on the daily composite listing of common unit transactions for the Nasdaq.

Quarter Ended	Price Range		Declared Distributions (1)
	High	Low
March 31, 2006	$22.50	$20.09	$.4800
June 30, 2006	$21.00	$18.00	$.4800
September 30, 2006	$21.74	$19.44	$.4900
December 31, 2006	$25.90	$20.91	$.5000
March 31, 2007	$28.68	$22.80	$.5000
June 30, 2007	$28.00	$23.57	$.5150
September 30, 2007	$26.58	$21.32	$.5150
December 31, 2007	$26.46	$19.10	$.5150

(1)	Distributions were declared and paid within 45 days following the close of each quarter on May 12, 2006, August 11, 2006, November 14, 2006 , February 14, 2007, May 15, 2007, August 14, 2007, October 26, 2007 and February 14, 2008 respectively.

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

As described above, operating surplus is reduced by the amount of our operating expenditures. Our partnership agreement specifically excludes certain items from the definition of operating expenditures, such as cash expenditures made for acquisitions or capital improvements, including, without limitation, all cash expenditures, whether or not expensed or capitalized for tax or accounting purposes, incurred during the first four years following an acquisition in order to bring the operating capacity of the acquisition to the level expected to be achieved in the projections forming the basis on which our general partner approved the acquisition. Examples of such cash expenditures include certain maintenance capital expenditures and cash expenditures that we believe are necessary to develop the pre-need sales programs of businesses or assets we acquire. Where cash expenditures are made in part for acquisitions or capital improvements and in part for other purposes, our general partner, with the concurrence of our conflicts committee, will determine the allocation between the amounts paid for each and the period over which cash expenditures made for other purposes will be subtracted from operating surplus.

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

	Total Quarterly Distribution Target Amount		Marginal Percentage Interest in Distributions
			Common Unitholders	Subordinated Unitholders	Common and Subordinated Unitholders	General Partner
Minimum Quarterly Distribution		up to $0.4625	98%	—	—	2%
Arrearages on Minimum Quarterly Distribution		up to $0.4625	98%	—	—	2%
Minimum Quarterly Distribution		up to $0.4625	—	98%	—	2%
First Target Distribution		above $0.4625 up to $0.5125	—	—	98%	2%
Second Target Distribution	above $	0.5125 up to $0.5875	—	—	85%	15%
Third Target Distribution		above $0.5875 up to $0.7125	—	—	75%	25%
Thereafter		above $0.7125	—	—	50%	50%

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

Early Conversion of Subordinated Units.    If the tests for ending the subordination period are satisfied for any three consecutive four-quarter periods ending on or after September 30, 2007, 25% of the subordinated units will convert into an equal number of common units. We met certain financial tests for the three four-quarter periods ending on September 30, 2007. Accordingly, on October 30, 2007, 25% of our subordinated units, or 1,059,945 subordinated units, converted into 1,059,945 common units. Similarly, if those tests are also satisfied for any three consecutive four-quarter periods ending on or after September 30, 2008, an additional 25% of the subordinated units will convert into an equal number of common units. The second early conversion of subordinated units may not occur, however, until at least one year following the end of the period for the first early conversion of subordinated units.

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

The limitations on the effect of net increases and net decreases in working capital borrowings set forth in the second and fifth bullet points above became inoperative and have no further effect with respect to any period ending after September 30, 2006.

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

Additional Restrictions on Distributions

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

The following table presents selected financial and operating data of StoneMor’s predecessor, Cornerstone, and of StoneMor for the periods and as of the dates indicated. The selected financial data for Cornerstone as of and for the year ended December 31, 2003 are derived from the audited consolidated financial statements of Cornerstone. The selected financial data as of and for the year ended December 31, 2004 are derived from the audited consolidated financial statements of StoneMor, which comprise the operations of StoneMor from September 20, 2004 to December 31, 2004 and Cornerstone for the period January 1, 2004 to September 19, 2004, and the selected financial data as of and for the years ended December 31, 2005, 2006 and 2007 is derived from the audited consolidated financial statements of StoneMor.

The following table should be read together with, and is qualified in its entirety by reference to, the audited financial statements and the accompanying notes included in Item 8 of this Annual Report on Form 10-K. The table should also be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Annual Report on Form 10-K.

	Cornerstone Family Services, Inc. (1)	StoneMor Partners L.P. (1)
	Year Ended December 31,
	2003	2004	2005	2006	2007
Statement of Operations Data:
Cemetery revenues
Merchandise	$41,029	$47,111	$54,421	$58,219	$74,509
Services	16,118	18,865	19,346	25,555	28,547
Investment and Other	20,831	21,329	24,095	25,221	31,476
Funeral home revenues
Merchandise	689	765	1,200	2,696	4,655
Services	1,035	1,188	1,598	3,422	6,127

Total Revenues	79,702	89,258	100,660	115,113	145,314

Cost of goods sold (exclusive of depreciation shown seperately below):
Perpetual care	2,585	2,692	2,575	3,109	3,553
Merchandise	7,469	9,682	11,323	11,583	16,118
Cemetery expense	17,732	19,648	20,942	24,344	30,767
Selling expense	15,584	19,158	20,072	23,186	29,245
General and administrative expense	9,407	9,797	10,553	12,801	15,684
Overhead (including $1,178 of stock-based compensation in 2003 , $433 in 2004, $1,212 in 2006 and $4,741 in 2007) (2)	12,672	12,658	16,304	19,795	24,991
Depreciation and amortization	5,001	4,547	3,510	3,501	3,891
Funeral home expense
Merchandise	210	233	397	1,004	1,575
Services	710	809	1,082	2,285	4,198
Other	593	670	903	1,547	2,649

Total costs and expenses	71,963	79,894	87,661	103,155	132,671

Operating profit	7,739	9,364	12,999	11,958	12,643
Expenses related to terminated debt offering and refinancing (3)	—	4,200	—	—	157
Interest expense	11,376	9,480	6,457	7,491	9,075

Income (loss) before income taxes	(3,637)	(4,316)	6,542	4,467	3,411
Income taxes (benefit)
State	1,362	663	587	438	398
Federal	1,010	(1,141)	1,250	989	227

Total income taxes (benefit)	2,372	(478)	1,837	1,427	625

Net Income (loss)	$(6,009)	$(3,838)	$4,705	$3,040	$2,786

Net income per limited partner (common) unit (basic and diluted) (4)		$.27	$.54	$.34	$.31
Balance Sheet Data (at period end):
Cemetery property	$151,200	$150,215	$164,772	$171,714	$187,552
Total assets (5)	381,230	523,092	550,641	627,025	811,757
Deferred cemetery revenues, net (6)	140,778	156,051	167,035	196,103	220,942
Total debt	130,708	80,000	86,945	103,492	146,164
Redeemable preferred stock (par value $0.01, 12,764 and 15,514 shares issued and outstanding at December 31, 2002 and 2003, respectively) (7)	15,514	—	—	—	—
Total stockholders’/ partners’ equity	41,980	115,317	109,600	101,288	136,746

	Cornerstone Family Services, Inc. (1)	StoneMor Partners L.P. (1)
	Year Ended December 31,
	2003	2004	2005	2006	2007
Cash Flow Data:
Net cash provided by (used in):
Operating activities	$7,146	$7,485	$17,589	$18,339	$18,973
Investing activities	(3,129)	(5,887)	(15,286)	(14,625)	(86,777)
Financing activities	(4,022)	7,321	(9,852)	(725)	71,690
Other Financial Data:
Change in assets and liabilities that provided (used) cash:
Merchandise trusts receivable	$(128)	$—	$—	$—	$—
Due from merchandise trust	(170)	—	—	—	—
Merchandise trusts	—	(1,333)	10,473	(3,517)	(5,223)
Merchandise liability	(3,224)	(7,397)	(7,224)	(8,109)	(7,171)
Capital expenditures:
Maintenance capital expenditures	1,184	2,620	2,192	2,059	3,051
Expansion capital expenditures, including acquisitions and dispositions	1,945	3,267	18,994	20,532	83,726
Distributions declared per common unit in respect of the period		0.5128	1.8625	1.9500	2.0450
Operating Data:
Interments performed	22,281	22,114	22,263	26,003	29,380
Cemetery revenues per interment performed (8)	$3,500	$3,948	$4,396	$4,192	$4,579
Interment rights sold (9):
Lots (8)	12,442	12,136	12,758	13,769	17,509
Mausoleum crypts (including pre-construction)	2,314	2,224	2,163	2,361	2,314
Niches	445	442	409	440	602

Total interment rights sold (8)(9)	15,201	14,802	15,330	16,570	20,425

Cemetery revenues per interment right sold (8)(9)	$5,130	$5,889	$6,384	$6,578	$6,587
Number of contracts written	47,939	46,149	46,510	54,675	63,026
Aggregate contract amount, in thousands (excluding interest)	$90,551	$91,983	$96,642	$116,407	$138,588
Average amount per contract (excluding interest)	$1,889	$1,993	$2,078	$2,129	$2,199
Number of pre-need contracts written	22,276	21,079	21,306	24,999	29,546
Aggregate pre-need contract amount, in thousands (excluding interest)	$60,854	$60,040	$63,415	$74,301	$89,486
Average amount per pre-need contract (excluding interest)	$2,732	$2,848	$2,976	$2,972	$3,029
Number of at-need contracts written	25,663	25,070	25,204	29,676	33,480
Aggregate at-need contract amount, in thousands	$29,698	$31,943	$33,227	$42,106	$49,102
Average amount per at-need contract	$1,157	$1,274	$1,318	$1,419	$1,467

(1)	Includes results of operations of cemeteries that we operate under management agreements with the cemetery associations that own them. Prior to September 2004 we operated 12 cemeteries under management agreements and have subsequently converted five of these cemetery associations (one in September 2004 and 4 in April 2005) into for-profit entities owned by us and ceased operating these cemeteries under management agreements. In 2007, we terminated the management contract for one location and acquired the rights to operate 7 additional locations.
(2)	Includes write-off of $715,000 in 2003 and $571,000 in 2007 incurred in connection with a potential acquisition of a group of cemeteries in Michigan that we determined would be unlikely to take place. Also includes $1.7 million in bonuses in 2003, $1.5 million in bonuses in 2004, $2.0 million in bonuses in 2006, $3.2 million in bonuses in 2007, an annual payment of $0.4 million to $0.8 million in management fees to MDC Management Company IV, LLC from 2003 to 2004, and $1.2 million of stock-based compensation in 2003, $0.4 million of stock based compensation in 2004, $1.2 million of stock based compensation in 2006 and $4.7 million in stock based compensation in 2007 and $883,000 in 2006 to reserve for the write-off of our investment in a management agreement at one of our locations that was terminated subsequent to year-end 2006.
(3)	In 2004 represents expenses incurred in connection with the refinancing of our debt in connection with our initial public offering in September 2004. These expenses include a $3.9 million write-off of debt issuance costs and $0.3 million of expenses related to early extinguishment of debt. In 2007 represents a $157,000 write-off of debt issuance costs in connection with our August 2007 refinancing.
(4)	In 2004 represents the net income per common unit (basic and diluted) from September 20, 2004, the date of our initial public offering, through December 31, 2004.

(5)	Includes principal of perpetual care and merchandise trusts stated on our balance sheet at fair value as of December 31, 2004 in accordance with FASB Interpretation No. 46 and No. 46 revised, Consolidation of Variable Interest Entities: an Interpretation of Accounting Research Bulletin No. 51 , which we adopted as of March 31, 2004.
(6)	Represents revenues to be recognized from sales of pre-need products and services and the related income and capital gains on merchandise trusts. We recognize revenues from sales of pre-need interment rights to constructed mausoleums when we have collected at least 10% of the sales price. We defer recognition of revenues from sales of pre-need interment rights to unconstructed mausoleums until we have collected at least 10% of the sales price, at which point we recognize revenues on the percentage-of-completion basis. We recognize revenues from sales of pre-need merchandise and services, other than perpetual care services, when we satisfy the criteria for delivery of the merchandise to the customer or perform the services for the customer. At that time, we also recognize the related income and capital gains from merchandise trusts. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Cemetery Operations—Sources of Revenues” and “—Trusting.”
(7)	Represents shares of preferred stock issued to the McCown De Leeuw funds and members of management that were converted into Class A membership interests of CFSI LLC prior to our initial public offering.
(8)	Excludes in 2005 the sale of a tract of land equivalent to 1,881 burial lots to a municipality in New Jersey for $1.7 million.
(9)	Net of cancellations. Counts the sale of a double-depth burial lot as the sale of two interment rights.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and notes thereto included in Item 8 of this Annual Report on Form 10-K. Those notes also give more detailed information regarding the basis of presentation for the following information.

Forward-Looking Statements

Certain statements contained in this press release, including, but not limited to, information regarding the status and progress of our operating activities, the plans and objectives of our management, assumptions regarding our future performance and plans, and any financial guidance provided, as well as certain information in other filings with the SEC and elsewhere are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,” “may,” “will,” “estimate,” “continues,” “anticipate,” “intend,” “project,” “expect,” “predict” and similar expressions identify these forward-looking statements. These forward-looking statements are made subject to certain risks and uncertainties that could cause actual results to differ materially from those stated, including, but not limited to, the following: uncertainties associated with future revenue and revenue growth; the impact of our significant leverage on our operating plans; the ability of us to service our debt; our ability to attract, train and retain an adequate number of sales people; uncertainties associated with the volume and timing of pre-need sales of cemetery services and products; variances in death rates; variances in the use of cremation; changes in the political or regulatory environments, including potential changes in tax accounting and trusting policies; our ability to successfully implement a strategic plan relating to producing operating improvement, strong cash flows and further deleveraging; uncertainties associated with the integration or the anticipated benefits of our acquisitions and various other uncertainties associated with the death care industry and our operations in particular.

When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth under Risk Factors in Part I, “Item 1A”. We assume no obligation to publicly update or revise any forward-looking statements made herein or any other forward-looking statements made by us, whether as a result of new information, future events or otherwise.

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

As of December 31, 2007, the Company operated 223 cemeteries in 25 states and Puerto Rico. The Company owns 209 of these cemeteries and operates the remaining 14 under long-term management agreements with cemetery associations that own the cemeteries. As a result of the agreements and other control arrangements, we consolidate the results of the 14 managed cemeteries in our historical consolidated financial statements. We also own and operate 57 funeral homes in 16 states and Puerto Rico.

StoneMor sells cemetery products and services both at the time of death, which the Company refers to as at-need, and prior to the time of death, which the Company refers to as pre-need. During the year ended December 31, 2007, StoneMor performed over 29,300 burials and sold more then 20,400 interment rights (net of cancellations) compared to over 26,000 and more than 16,500, respectively, for the same period of 2006.

On December 21, 2007, StoneMor completed a public offering of 2,650,000 common units at a price of $20.26 per unit representing 22.2% interest in us on that date, making a total of 8,505,725 common units outstanding. In conjunction with this offering, our general partner contributed $1.1 million to maintain its 2% general partner interest. Total gross proceeds from these sales were $54.8 million, before offering costs and underwriting discounts. The net proceeds to the Partnership, after deducting underwriting discounts but before paying offering costs, from these sales of common units was $51.8 million. Concurrent with the public offering, the Partnership’s wholly owned subsidiary, StoneMor Operating LLC and its subsidiaries (collectively “StoneMor LLC”), all as borrowers, issued $17.5 million in aggregate principal amount of senior secured notes under the note purchase agreement described below. The net proceeds of the public offering and the sale of senior secured notes and borrowings of $6.3 million under our acquisition line of credit were used to purchase 45 cemeteries and 30 funeral homes from Service Corporation International (NYSE: SCI).

Segment Reporting and Related Information.    The Company historically had two operating segments: cemeteries and funeral homes. Since funeral homes accounted for less than 10% of each identifying criteria, funeral home operating results were aggregated within the cemetery classification for purposes of segment reporting and disclosed as one segment, death care services. In conjunction with its September 2006 acquisition of 21 cemeteries and 14 funeral homes from Service Corporation International and as part of its strategic planning, the Company continuously conducts marketing studies of its potential customers. Additionally, the Company expects to grow not only through cemetery, but also through funeral home, acquisitions in the future. For these reasons, the Company has decided to add to its segment information the details of its funeral homes and has disaggregated its cemeteries into three distinct classifications. The factors used to identify our reportable segments (classifications), designated as West, Southeast, and Northeast, have been identified by the nature of our customers served in each marketplace. As cremation is on the rise and the Company has with its recent acquisitions entered the states of Oregon, Washington, and Colorado, it has established a Western Region where cremation rates are projected to be high (in Washington and Oregon, 65% of burials). Statistics indicate that customers who select cremation have certain attributes. The other two regions, Southeast and Northeast, have significantly lower cremation rates and customers with different attributes than the West. Cremation rates in Alabama and Kentucky, for instance, are only projected to be 12%, while cremation rates in the Northeast fall generally between the other two regions. The Company has different regional sales managers, maintenance superintendents, and administrative supervisors in each region. As such, the Company has determined that due to the nature of customer behavior, which is consistent in the geographic regions described above, it has chosen to organize its enterprise and to aggregate its cemeteries and funeral homes, which it has determined are individual segments, in this manner. See Note 1 to the consolidated financial statements included in Item 8 of this Form 10-K.

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

Revenues by State.    The following table shows the percentage of revenues attributable to each of the states in which we operate for the periods presented:

	Year Ended December 31,
	2005	2006	2007
Pennsylvania	29.3%	29.0%	27.8%
Virginia	16.0%	15.4%	12.6%
New Jersey	18.1%	15.9%	12.4%
West Virginia	14.4%	11.0%	9.7%
Maryland	12.8%	10.9%	8.6%
North Carolina	0.4%	5.5%	5.9%
Alabama	0.8%	1.9%	4.6%
Ohio	5.2%	5.8%	4.2%
Oregon	0.0%	0.3%	2.9%
Kansas	0.0%	0.2%	2.1%
Georgia	0.2%	1.8%	2.0%
Michigan	0.0%	0.2%	1.7%
Missouri	0.0%	0.3%	1.3%
Tennessee	1.8%	0.9%	1.2%
Kentucky	0.0%	0.1%	0.7%
Illinois	0.0%	0.1%	0.5%
Washington	0.0%	0.0%	0.4%
Indiana	0.0%	0.0%	0.3%
Colorado	0.0%	0.0%	0.3%
California	0.0%	0.0%	0.2%
Delaware	0.2%	0.2%	0.2%
Colorado	0.0%	0.0%	0.1%
Iowa	0.0%	0.0%	0.1%
South Carolina	0.0%	0.0%	0.1%
Rhode Island	0.2%	0.2%	0.1%
Hawaii	0.0%	0.0%	0.0%
Puerto Rico	0.0%	0.0%	0.0%
Connecticut	0.6%	0.3%	0.0%

Total	100.0%	100.0%	100.0%

Principal Products and Services.    The following table shows the percentage of revenues attributable to our principal products, services and other items during the periods presented:

	Year Ended December 31,
	2005	2006	2007
Pre-need sales:
Burial lots	7.4%	7.5%	7.3%
Mausoleum crypts	9.4%	8.1%	6.1%
Markers	6.1%	5.1%	7.0%
Grave marker bases	2.0%	1.6%	2.7%
Burial vaults	4.8%	6.3%	5.6%
Lawn crypts	0.5%	0.2%	0.9%
Caskets	7.0%	3.9%	4.3%
Initial openings and closings (1)	5.3%	7.1%	5.9%
Other (2)	2.5%	3.1%	2.8%

Total pre-need sales	45.0%	42.9%	42.7%

Interest from pre-need installment contracts	3.8%	3.6%	3.2%

Investment income from trusts:
Perpetual care trusts	7.7%	8.3%	8.8%
Merchandise trusts	6.4%	5.2%	5.4%

Total investment income from trusts	14.1%	13.5%	14.2%

At-need sales:
Openings and closings (3)	12.3%	12.9%	11.9%
Markers	7.2%	8.1%	7.9%
Burial lots	2.9%	3.3%	3.0%
Mausoleum crypts	1.8%	1.6%	1.5%
Grave marker bases	2.4%	2.5%	2.4%
Foundations and inscriptions (4)	1.5%	1.5%	1.2%
Burial vaults	1.3%	1.3%	1.4%
Other (5)	1.3%	1.5%	1.4%

Total at-need sales	30.7%	32.7%	30.8%

Funeral home revenues	2.8%	5.3%	7.4%
Other revenues (6)	3.6%	2.0%	1.7%

Total revenues	100.0%	100.0%	100.0%

(1)	Installation of the burial vault into the ground.
(2)	Includes revenues from niches, mausoleum lights, cremations, pet cemeteries, installation of burial vaults and markers sold to our customers by third parties and pre-need sales made in connection with the relocation of other cemetery interment rights. Also includes document processing fees on pre-need contracts and fees from sales of travel care protection, which covers shipping costs of a body if death occurs more than 100 miles from the place of residence.
(3)	Installation of the burial vault into the ground and the placement of the casket into the vault.
(4)	Installation of the marker on the ground and its inscription.
(5)	Includes revenues from lawn crypts, decorative lights installed on mausoleum crypts, installations of burial vaults and markers sold to our customers by third parties and cremation fees. Also includes document-processing fees on at-need contracts.
(6)	Includes sales of manufactured burial vaults to third parties, sales of cemetery and undeveloped land, commissions from sales of pre-need funeral policies and death benefit policies provided through a third-party insurance provider and other miscellaneous revenue.

Pre-need Sales.    Pre-need products and services are typically sold on an installment basis with terms ranging from 12 months to 84 months, with an average of 34 months. Our pre-need contracts are subject to “cooling-off” periods, generally between three and thirty days, required by state law during which the customer may elect to cancel the contract and receive a full refund of amounts paid. Subject to applicable state law, if customers cancel after the cooling-off period, we are generally permitted to retain the amounts already paid on contracts, including any amounts that were required to be deposited into trust. Historically, our customers have cancelled contracts representing approximately 10% of our pre-need sales (based on contract dollar amounts) after the cooling-off period. If the products and services purchased under a pre-need contract are needed for interment before payment has been made in full, generally the balance due becomes immediately due and must be paid in cash.

Approximately 42% of our pre-need sales contracts do not bear interest. Historically, we did not charge interest on pre-need sales contracts having a term of 12 months or less, and during 2005, we did not charge interest on contracts with a term of 24 months or less. In those cases, interest is imputed at varying market rates, currently 9.75%. The interest rates on our interest-bearing pre-need contracts range from 8% to 12%, with a weighted average interest rate of 9.2%. We offer prepayment incentives to customers whose pre-need contracts are longer than 36 months and bear interest. If those customers pay their contracts in full in less than 12 months, we rebate the interest that we collected from them. Even though this rebate policy reduces the amount of interest income we receive on our accounts receivable, the net effect is an increase in our immediate cash flow. Interest income from pre-need sales, including imputed interest, accounted for 3.2% of our 2007 revenues.

Trusting.    We are generally required by state law to place a portion of the sales price of cemetery interment rights, whether at-need or pre-need, into a perpetual care trust to maintain the cemetery property in perpetuity. The amount that we are required to deposit into a perpetual care trust varies from state to state but is generally 10% to 20% of the sales price of the interment right. As payments are received from the customer, we deposit a pro rata amount of the payment into a perpetual care trust. For example, if we receive a payment of 20% of the sales price from the customer, we would deposit into the perpetual care trust 20% of the total amount required to be placed into trust for that sale.

Under the state laws that require the creation of the perpetual care trusts, we are not permitted to withdraw the trust principal, and our creditors and customers have no right to make claim to the funds deposited into these trusts. Amounts held in these perpetual care trusts are invested by third-party investment managers as discussed in more detail below. As a result, we do not possess legal title to the trust principal in these perpetual care trusts; however, in accordance with current industry practice, amounts deposited into perpetual care trusts are reflected at fair market value on the asset portion of our balance sheet as of December 31, 2007 as an asset entitled “perpetual care trusts, restricted, at fair value,” and an equal amount is reflected on the liabilities and partners’ equity portion of our balance sheet as an item entitled “non-controlling interest in perpetual care trusts.” For periods ending before March 31, 2004, we did not include perpetual care trust principal on our balance sheet in accordance with prior industry practice. We recognize income from perpetual care trusts in our revenues as it is earned in the trust, regardless of when we withdraw it. We are permitted under state law to withdraw the investment income, such as interest and dividends, but not the capital gains, from perpetual care trusts, generally on a monthly basis. To maximize the income generated by perpetual care trusts, we have established investment guidelines for the third-party investment managers so that substantially all of the funds held in perpetual care trusts are invested in intermediate-term, investment-grade, fixed-income securities, high-yield fixed-income securities and real estate investment trusts. We are required to use all amounts withdrawn from perpetual care trusts for cemetery maintenance and administration.

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

Under the state laws that require the creation of the merchandise trusts, we are not permitted to withdraw the trust principal, except as described below, and our creditors and customers have no right to make claim to the funds deposited into these trusts. Amounts held in these merchandise trusts are invested by third-party investment managers as discussed in more detail below. As a result, we do not possess legal title to the trust principal in these merchandise trusts; however, in accordance with current industry practice, amounts deposited into merchandise trusts are reflected at fair value on our balance sheet as of December 31, 2007 as an asset called “merchandise trusts, restricted, at fair value”. For periods ending prior to March 31, 2004, amounts deposited into merchandise trust were reflected at cost on our balance sheet as an asset called “due from merchandise trust”, in accordance with prior industry practice. Earnings on funds held in merchandise trusts, including investment income and capital gains, are included separately on our balance sheet in deferred cemetery revenues, net. These amounts remain on our balance sheet until we recognize them as revenues. We recognize amounts withdrawn from merchandise trusts, including principal, as revenues when we satisfy the criteria for delivery of the related merchandise or perform the related services.

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

The income earned on funds held in perpetual care trusts and merchandise trusts can be materially affected by fluctuations in interest rates and, in the case of merchandise trusts, by the performance of the stock market to the extent that the funds held in merchandise trusts are invested in equity securities. Earnings on merchandise and perpetual care trusts that we recognized as revenues accounted for 14.2% of our 2007 revenue. During 2005, 2006 and 2007 our average annual rates of return from realized earnings on funds held in merchandise trusts were 7.1%, 8.4% and 12.0%, respectively, and our average annual rates of return from realized earnings on funds held in perpetual care trusts were 6.0%, 6.3% and 6.8%, respectively. We cannot assure you, however, that that we will continue to be successful in achieving any particular return in the future.

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

Unrealized gains and losses in merchandise trusts have no immediate impact on our revenues, earnings or cash flow unless the fair market value of the funds declines below the estimated costs to deliver the related products and services, in which case we would be required to record a current charge to earnings equal to the difference between the fair market value of the funds and the estimated costs. Over time, gains and losses realized in merchandise trusts are allocated to the underlying pre-need contracts and affect the amount of trust earnings to be recognized as revenues when we deliver the related products or perform the related services. As of December 31, 2007, the aggregate fair market value of funds held in merchandise trusts exceeded our costs to purchase the related products and perform the related services by $149.0 million.

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

As of December 31, 2007, approximately 67.1% of the fair market value of the amounts held in merchandise trusts was invested in fixed-income and short-term investment securities to ensure that the market value of those funds will be sufficient to cover our cost to purchase the related products and perform the related services at the time of purchase and performance.

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

Cash Flow.    The impact of pre-need sales on near-term cash flow depends primarily on the commissions paid on the sale, the portion of the sales price required to be deposited into trust and the terms of the particular contract, such as the amount of the required down payment, the products purchased and the length of the contract. Customers are required to make a down payment on a pre-need contract of at least 5% of the total sales price, with the average down payment equal to 12.7% of the total sales price. When we receive a payment from a customer on a pre-need contract, we first deposit the requisite portion into trust as required by state law. Then, we pay all or a portion of the commission due to the salesperson responsible for the sale. We generally pay commissions to our pre-need sales personnel based on a percentage, usually 6% to 22%, of the total sales price, but only to the extent that cash is received from the customer. If the down payment received from the customer is not sufficient to cover the entire commission, the remaining commission is paid from subsequent installments, but only to the extent of 80% of the cash received from the customer in each installment. Because we are required to deposit a portion of each installment into trust, we are usually required to use our own cash to cover a portion of the commission due to the salesperson. Accordingly, pre-need sales are generally cash flow negative initially but become cash flow positive at varying times over the life of the contract, generally six to seven months after the down payment is made, depending upon the trust requirements, the terms of the particular contract, the sales commission paid and the timing of delivery or performance of the related products and services.

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

We are somewhat limited, however, in our ability to purchase some products in advance of the time of need because of their availability. Given our large volume of pre-need sales, it is unlikely that our suppliers could provide, or we could manufacture, all of the products included in our pre-need backlog at any given time. For example, we generally need more vaults per year to fulfill our pre-need contract obligations, than we currently manufacture at our plant. We must purchase any excess from third party suppliers who must also meet the demands of other cemetery operators.

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

Expenses.    Our primary variable operating costs are cost of goods sold and selling expenses. Cost of goods sold reflects the actual cost of purchasing products and performing services and averaged from 20% to 22% of the related sales price for the last three years. Selling expense consists of salesperson and sales management payroll costs, including selling commissions, bonuses and employee benefits, and other costs of obtaining product and service sales, such as advertising, marketing, postage and telephone. Selling expense also includes override commissions paid to our cemetery managers based on the volume of sales made for the cemeteries they manage. Override commissions are generally 4% to 6% of gross sales price and are payable weekly.

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

Since our initial public offering on September 20, 2004 and through December 31, 2006, we acquired 45 cemeteries and 20 funeral homes for an aggregate purchase price of $60.4 million for which, we paid $48.6 million in cash and 555,998 in common units, representing the additional $11.8 million. On December 21, 2007, we acquired 45 cemeteries and 30 funeral homes from Service Corporation International (NYSE: SCI) for $68.0 million in cash. We acquired two additional cemeteries during the third quarter of 2007 with an aggregate purchase price of approximately $2.4 million.

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

Funeral Home Operations

We derive revenues at our funeral homes from the sale of funeral home merchandise, including caskets and related funeral merchandise, and services, including removal and preparation of remains, the use of our facilities for visitation, worship and performance of funeral services and transportation services. We sell these services and merchandise almost exclusively at the time of need utilizing salaried licensed funeral directors. In 2007, our funeral home revenues accounted for approximately 7.4% of our revenues. More than 3,200 funerals were performed at our funeral homes in 2007.

We generally include revenues from pre-need casket sales in the results of our cemetery operations. However, some states require that caskets be sold by funeral homes, and revenues from casket sales in those states are included in our funeral home results.

Our other funeral home operating expenses consist primarily of compensation to our funeral directors and the cost of caskets.

Other

Corporate Overhead.    We incur fixed costs for corporate overhead primarily for centralized functions, such as payroll, accounting, collections and professional fees. We also incur expenses relating to reporting requirements under U.S. federal securities laws and certain other additional expenses of being a public company. During 2007, our expenses related to being a public company totaled $1.2 million.

Consolidation.    Our historical operations are part of a consolidated group for financial reporting purposes that includes the cemeteries we operate under long-term management contracts with the cemetery associations that own the cemetery properties. We currently operate 14 cemeteries under management agreements. Intercompany balances and transactions have been eliminated in consolidation.

Income Taxes.    Our historical financial statements include the effects of applicable U.S. federal and state income taxes in order to comply with GAAP. We are a limited partnership that has elected to be treated as a partnership for U.S. federal income tax purposes and therefore not be subject to U.S. federal or applicable state income taxes. See “Material Tax Considerations” included in our Registration Statement on Form S-3 (Registration No. 333-144453) filed with the SEC. In order to be treated as a partnership for federal income tax purposes, at least 90% of our gross income must be qualifying income, which includes income from the sale of real property, including burial lots (with and without installed vaults), lawn and mausoleum crypts and cremation niches. Most of our activities that do not generate qualifying income, such as the sale of other cemetery products, the provision of perpetual care services, the operation of our managed cemeteries and all funeral home operations, will be owned by and conducted through these corporate subsidiaries, which will be subject to tax on their net taxable income. Dividends we receive from corporate subsidiaries will be qualifying income.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on the consolidated financial statements of StoneMor Partners L.P. We prepared these financial statements in conformity with GAAP. The preparation of these financial statements required us to make estimates, judgments and assumptions that affected the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We based our estimates, judgments and assumptions on historical experience and known facts and other assumptions that we believed to be reasonable under the circumstances. We continue to make similar estimates, judgments and assumptions on the same basis as we have historically. The most significant estimates in the financial statements are the allowance for cancellations, stock-based compensation, merchandise liability, deferred margin, deferred merchandise trust investment earnings, deferred obtaining costs and income taxes. Our actual results in future periods may differ from these estimates under different assumptions and conditions. We believe that the following accounting policies or estimates had or will have the greatest potential impact on our consolidated financial statements.

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

Other-than-temporary Impairment of Trust Assets—The Company determines whether or not the investment portfolio has an other than temporary impairment on a security-by-security basis. A loss may be considered other than temporary if the security has a reduction in market value compared with its cost basis, and meets other criteria. In addition, the Company periodically reviews its investment portfolio to determine if any of the temporarily impaired assets should be designated as other than temporarily impaired due to changes in market conditions or concerns specific to the issuer of the securities. If a loss is other than temporary, the cost basis of the security is adjusted downward to its market value. A similar adjustment is made to non-controlling interest in perpetual care trust for securities held in our perpetual care trust and deferred cemetery revenue for securities held in our merchandise trusts. This affects our balance sheet and footnote disclosure but does not have an effect on our statements of operations, since gains and losses recognized in our merchandise trust portfolio are deferred until the underlying products or services are delivered. Additionally, we do not recognize income from capital appreciation in our perpetual care trusts as these gains remain the property of the trust. The footnotes disclose the adjusted cost basis and how much of the losses are considered other than temporary. Accordingly, unrealized gains and losses reflected in the tables in Notes 5 and 6 to the consolidated financial statements included in Item 8 are temporary as the cost basis in these tables would have already been adjusted to reflect the other than temporary unrealized losses. Our preneed funeral and cemetery merchandise and services trusts had other than temporary declines of approximately $133,000 as of December 31, 2007. See Notes 5 and 6 to the consolidated financial statements included in Item 8 of this Form 10-K, from their original cost basis.

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

As of December 31, 2007 StoneMor Partners L.P., and its affiliated group of corporate subsidiaries had a consolidated federal net operating loss carryover of approximately $54.7 million and state net operating losses of approximately $92.0 million. The federal net operating losses will begin to expire in 2019 and the state net operating losses will begin to expire in 2008. These are available to reduce future taxable income of our taxable subsidiaries that would otherwise be subject to federal income taxes. Our ability to use such federal net operating losses may be limited by changes in the ownership of our units deemed to result in an “ownership change” under the applicable provisions of the Internal Revenue Code. Although we do not anticipate that an ownership change will occur prior to December 31, 2008, we cannot assure you that such ownership change will not occur. If an ownership change should occur during this period, an increase in tax liabilities of our corporate subsidiaries could result, which would reduce the amount of cash available for distribution to unitholders. Furthermore, in order to avoid the consequences of an ownership change, we may refrain from making some acquisitions that we otherwise would finance at least in part with additional units or the proceeds of an offering of common units. As a result, we may be less able to implement our acquisition growth strategy during the next three years.

Results of Operations

The following table summarizes our results of operations for of the periods presented:

	Year Ended December 31,
	2005	2006	2007
	(in thousands)
Statement of Operations Data:
Revenues:
Cemetery	$97,862	$108,995	$134,532
Funeral home	2,798	6,118	10,782

Total	100,660	115,113	145,314

Costs and Expenses:
Cost of goods sold:
Perpetual care	2,575	3,109	3,553
Merchandise	11,323	11,583	16,118
Cemetery expense	20,942	24,344	30,767
Selling expense	20,072	23,186	29,245
General and administrative expense	10,553	12,801	15,684
Corporate overhead	16,304	19,795	24,991
Depreciation and amortization	3,510	3,501	3,891
Funeral home expense	2,382	4,836	8,422
Expenses related to refinancing	—	—	157
Interest expense	6,457	7,491	9,075
Income taxes	1,837	1,427	625

Net income	$4,705	$3,040	$2,786

Balance Sheet Data (as of period end):

Deferred cemetery revenues, net	$167,035	$196,103	$220,942

Year Ended December 31, 2007 versus Year Ended December 31, 2006

Cemetery Revenues.    Cemetery revenues were $134.5 million in 2007, an increase of $25.5 million, or 23.4%, as compared to $109.0 million in 2006. Cemetery revenues from pre-need sales, including interest income from pre-need installment contracts and investment income from trusts, were $87.3 million in 2007, an increase of $18.2 million, or 26.3%, as compared to $69.1 million in 2006. The increase primarily resulted from increased marker and marker base sales ($6.4 million), caskets ($1.8 million), crypts ($1.1 million), lot sales ($1.9 million), performance of additional initial opening and closings ($0.5 million) and increased vault deliveries ($0.8 million). An additional contribution to the increase in cemetery revenue from pre-need sales was higher accumulated earnings from merchandise trusts allocated to the pre-need products delivered during 2007. Total revenues from merchandise and perpetual care trust for 2007 were higher by $5.1 million than 2006. The increase in the deliveries of pre-need products and services in 2007 was primarily as a result of the full year contribution of properties we acquired in 2006.

Cemetery revenues from at-need sales in 2007 were $44.7 million, an increase of $7.0 million, or 18.6%, as compared to $37.7 million in 2006. The increase in cemetery revenues from at-need sales was primarily attributable to higher sales of all at need cemetery merchandise and services. Generally, these increases were related to the full year contribution of properties that we acquired in 2006.

Other cemetery revenues were $2.5 million in 2007, an increase of $0.3 million, or 13.6%, from $2.2 million in 2006. The increase in other cemetery revenues was primarily attributable to an increase in sales of undeveloped land of $0.6 million, partially offset by minor declines in other items.

Costs of Goods Sold.    Cost of goods sold was $19.7 million in 2007, an increase of $5.0 million, or 34.0%, as compared to $14.7 million in 2006. As a percentage of cemetery revenues, cost of goods increased from 13.5% in the year ended December 31, 2006 to 14.6% for the year ended December 31, 2007. The increase in cost of goods sold as a percentage of cemetery revenues was attributable to an increase in the percentage of cemetery products sold in 2007 which yield a lower margin than cemetery property (lots and mausoleum spaces).

Selling Expense.    Total selling expense was $29.2 million in 2007, an increase of $6.0 million, or 25.9%, as compared to $23.2 million in 2006. Sales commissions and other compensation expenses contributed $22.8 million to total selling expense during 2007, an increase of $4.9 million, or 27.4%, compared to $17.9 million in 2006. As a percentage of pre-need sales, sales commissions and other compensation expenses were 26.1% in 2007, as compared to 25.9% in 2006. This increase was primarily attributable to higher average commission rates and bonuses recognized related to the product mix. Indirect selling expenses were $6.4 million during 2007, an increase of $1.1 million, or 20.8%, compared to $5.3 million in 2006. The increased cost was primarily attributed to an increase of $0.6 million in advertising, an increase in hiring and training costs of $0.3 and an increase in telephone charges of $0.1 million.

Cemetery Expense.    Cemetery expense was $30.8 million in 2007, an increase of $6.5 million, or 26.7%, as compared to $24.3 million in the same period of 2006. This increase was primarily attributable to an increase in cemetery labor of $2.3 million, increased cemetery maintenance and supplies of $1.5 million, increased employee benefits of $0.6 million, increased real estate taxes of $0.4 million, increased building repair and maintenance costs of $0.4 million, increased utilities of $0.4 million and increased gas and oil expense of $0.2 million. These increases related to the full year expenses of properties that we acquired in 2006.

General and Administrative Expense.    General and administrative expense was $15.7 million in 2007, an increase of $2.9 million, or 22.7%, as compared to $12.8 million in the same period of 2006. The increase was primarily attributable to an increase in office labor expenses of $1.3 million, an increase in employee benefits of $0.3 million, an increase in taxes and licenses of $0.1 million, an increase in insurance expenses of $0.1 million and an increase in surety bond costs of $0.2 million. These increases related to the full year expenses of properties that we acquired in 2006.

Funeral Home Revenues and Expense.    Funeral home revenues were $10.8 million in 2007, an increase of approximately $4.7 million, or 77.0%, as compared to $6.1 million during the same period of 2006. Funeral home expense was approximately $8.4 million in 2007, an increase of $3.6 million, or 75.0%, as compared to $4.8 million during the same period of 2006. The increases in revenues and expenses related to the full year contribution of 14 funeral homes that we acquired in September of 2006.

Corporate Overhead.    Corporate overhead was $25.0 million in 2007, an increase of $5.2 million, or 26.3%, as compared to $19.8 million in 2006. The increase was primarily attributable to $3.5 million in additional non-cash expenses resulting from an equity grant under our Long-Term Incentive Plan program in November of 2006. We expect to incur similar non-cash expenses of approximately $2.1 million in 2008 and $1.0 million in 2009, related to the vesting of this grant in accordance with FAS123R. Additionally, we incurred $1.2 million in increased salary due to our 2007 bonus program and $0.1 million in professional fees.

Depreciation and Amortization.    Depreciation and amortization was $3.9 million in 2007, an increase of $0.4 million, or 11.4%, as compared to $3.5 million in 2006. The increase was primarily related to the increase in property and equipment that we acquired in our 2006 acquisitions.

Interest Expense.    Interest expense was $9.1 million in 2007, an increase of $1.6 million or 21.3%, as compared to $7.5 million in 2006. The increase was primarily attributable to an increase in the average amount of debt outstanding during 2007.

Provision for Income Taxes.    Provision for income taxes was $0.6 million in 2007 as compared to $1.4 million in 2006. The change in provision for income taxes was primarily due to lower earnings in our taxable subsidiaries in 2007 as compared to 2006.

Net Income/ Loss.    Net income was $2.8 million in 2007, a decrease of $0.2 million, as compared to net income of $3.0 million in 2006. The decrease was primarily due to approximately $3.5 million in additional non-cash compensation charges recognized for awards under our Long-Term Incentive Plan, a $0.6 million write-off for the acquisition of properties in Michigan that we determined would be unlikely to occur and an increase in bonuses paid and accrued of approximately $1.2 million.

Segment Discussion.    Revenues for the Southeast, West and Funeral Home divisions increased significantly due to the acquisition of 21 cemeteries and 14 funeral homes in September of 2006. The 2007 results included a full year of contribution, while the 2006 results only included approximately three months. This also accounted for the significant increase in operating earnings recognized. Revenue and operating earnings for the Northeast increased during 2007 when compared to the same period in 2006 due primarily to increased investment performance in our merchandise and perpetual care trusts.

Year Ended December 31, 2006 versus Year Ended December 31, 2005

Cemetery Revenues.    Cemetery revenues were $109.0 million in 2006, an increase of $11.1 million, or 11.3%, as compared to $97.9 million in 2005. Cemetery revenues from pre-need sales, including interest income from pre-need installment contracts and investment income from trusts, were $69.1 million in 2006, an increase of $5.4 million, or 8.5%, as compared to $63.7 million in 2005. The increase primarily resulted from increased lot sales ($1.4 million), performance of additional initial opening and closings ($2.8 million) and increased vault deliveries ($2.4 million). An additional contribution to the increase in cemetery revenue from pre-need sales was higher accumulated earnings from merchandise trusts allocated to the pre-need products delivered during 2006. Total revenues from merchandise and perpetual care trust for 2006 were higher by $1.4 million than 2005. The increase in the deliveries of pre-need products and services in 2006 was primarily as a result of the full year contribution of properties we acquired in 2005. These increases were offset by a decrease in casket deliveries of $2.6 million, due to production problems of the Company’s major casket supplier.

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

Costs of Goods Sold.    Cost of goods sold was $14.7 million in 2006, an increase of $0.8 million, or 5.8%, as compared to $13.9 million in 2005. As a percentage of cemetery revenues, cost of goods decreased from 14.2% in the year ended December 31, 2005 to 13.5% for the year ended December 31, 2006. The decrease in cost of goods sold as a percentage of cemetery revenues was attributable to higher gross profit margin attained on the sale of interment rights (lots and mausoleums) and higher gross profit margins associated with the deliveries of markers and monument bases in 2006 than with the delivery of markers and monuments bases 2005.

Selling Expense.    Total selling expense was $23.2 million in 2006, an increase of $3.1 million, or 15.4%, as compared to $20.1 million in 2005. Sales commissions and other compensation expenses contributed $17.9 million to total selling expense during 2006, an increase of $2.4 million, or 15.5%, compared to $15.5 million in 2005. As a percentage of pre-need sales, sales commissions and other compensation expenses were 25.9% in 2006, as compared to 24.3% in 2005. This increase was primarily attributable to higher average commission rates and bonuses recognized related to the product mix. Indirect selling expenses were $5.3 million during 2006, an increase of $0.7 million, or 15.2%, compared to $4.6 million in 2005. The increased cost was primarily attributed to an increase of $0.3 million in advertising, an increase in telemarketing costs of $0.1 and an increase in telephone charges of $0.1 million.

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

General and Administrative Expense.    General and administrative expense was $12.8 million in 2006, an increase of $2.2 million, or 20.8%, as compared to $10.6 million in the same period of 2005. The increase was primarily attributable to an increase in office labor expenses of $1.2 million, an increase in insurance expenses of $0.3 million and an increase in surety bond costs of $0.4 million. These increases related to the full year expenses of properties that we acquired in 2005.

Funeral Home Revenues and Expense.    Funeral home revenues were $6.1 million in 2006, an increase of approximately $3.3 million, or 117.9%, as compared to $2.8 million during the same period of 2005. Funeral home expense was approximately $4.8 million in 2006, an increase of $2.4 million, or 100.0%, as compared to $2.4 million during the same period of 2005. The increases in revenues and expenses related to the addition of six funeral homes in November 2005 and 14 funeral homes in September of 2006.

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

Interest Expense.    Interest expense was $7.5 million in 2006, an increase of $1.0 million, or 15.4%, as compared to $6.5 million in 2005. The increase was primarily attributable to an increase in the average amount of debt outstanding during 2006.

Provision for Income Taxes.    Provision for income taxes was $1.4 million in 2006 as compared to $1.8 million in 2005. The change in provision for income taxes was primarily due to lower revenues in our taxable subsidiaries in 2006 as compared to 2005.

Net Income/ Loss.    Net income was $3.0 million in 2006, a decrease of $1.7 million, as compared to net income of $4.7 million in 2005. The decrease was primarily due to approximately $1.2 million of non-cash compensation charge for awards under our Long-Term Incentive Plan, a cash bonus payment of approximately $2.0 million, and a reserve for the write-off of our investment in a management agreement at one of our locations that was terminated subsequent to year-end 2006 of $0.9 million.

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

We believe that cash generated from operations and our borrowing capacity under our credit facility, which is discussed below, will be sufficient to meet our working capital requirements, anticipated capital expenditures and scheduled debt payments for the foreseeable future. In 2008, we anticipate that we will spend $2.5 million for the construction of mausoleums. Additionally, we anticipate ongoing annual capital expenditure requirements of between approximately $3.8 million and $4.0 million for the foreseeable future. The estimate for cemetery maintenance capital expenditures would increase if we were to acquire additional cemetery properties.

One of our goals is to grow through the acquisition of high-quality cemetery properties. Since our initial public offering on September 20, 2004 and through December 31, 2006, we acquired 45 cemeteries and 20 funeral homes for an aggregate purchase price of $60.4 million for which, we paid $48.6 million in cash and 555,998 in StoneMor Limited Partner units, representing the additional $11.8 million. On December 21, 2007, we acquired 45 cemeteries and 30 funeral homes from Service Corporation International (NYSE: SCI) for $68.0 million in cash. We acquired two additional cemeteries during the third quarter of 2007 with an aggregate purchase price of approximately $2.4 million.

We anticipate financing future acquisitions with the proceeds of borrowings under our credit facility or the issuance of additional common units and other partnership securities, including debt, to the extent permitted under our credit facility, the senior secured notes and our partnership agreement. Since our predecessor began operations in 1999, we have acquired 102 cemetery properties and 53 funeral homes ranging in price per cemetery from $0.2 million to $11.0 million and having an aggregate purchase price of $131.1 million.

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

Cash Flow from Operating Activities.    Cash flows from operating activities were $19.0 million in 2007, an increase of $0.7 million, or 3.8%, as compared to cash flows from operating activities of $18.3 million in 2006. The increase in cash flow was primarily attributable to an increase in net income, excluding non-cash compensation, partially offset by an increase in cash used to grow our pre-need sales program, primarily related to our 2006 acquisitions. Cash flows from operating activities were $18.3 million in 2006, an increase of $0.7 million, or 4.0%, as compared to cash flows from operating activities of $17.6 million in 2005. The increase in cash flow was primarily attributable to an increase in cash collected on our accounts receivable of approximately $8.8 million during 2006, a $4.7 million net increase in cemetery revenue deferral, offset by a $14.0 million increase in net trust deposits to our trust funds.

Cash Flow from Investing Activities.    Net cash used in investing activities was $86.8 million during 2007, an increase of $72.2 million, as compared to $14.6 million during 2006. This increase was primarily attributable to the December 21, 2007 acquisition of 45 cemetery and 30 funeral home locations, including due diligence costs, of $76.5 million. Net cash used in investing activities was $14.6 million during 2006, a decrease of $0.7 million, as compared to $15.3 million during 2005. This decrease was primarily attributable to the divestiture of one of our funeral homes partially offset by increased cemetery acquisition activity.

Cash Flow from Financing Activities.    Cash provided by financing activities during 2007 was $71.7 million, an increase of $72.4 million from the net cash used in financing activities of $0.7 million during 2006. The increase from 2006 was primarily related to additional borrowings under our lines of credit, the issuance of Senior Secured Notes and our public offering that we used to finance our 2007 acquisitions, refinance our acquisition and revolving credit facilities and provide additional working capital. Cash used in financing activities during 2006 primarily related to additional borrowings under our lines of credit which we used to finance our acquisitions and provide additional working capital. Cash used in financing activities during 2005 primarily related to unitholder distributions of $16.4 million offset by long-term debt borrowings of $8.0 million.

Ongoing Capital Expenditures.    The following table summarizes total maintenance capital expenditures and expansion capital expenditures, including the construction of mausoleums and for acquisitions, for the periods presented (in thousands):

	Years Ended December 31,
	2005	2006	2007
	(In Thousands)
Maintenance capital expenditures	$2,192	$2,059	$3,051
Expansion capital expenditures	18,994	20,532	83,726

Total capital expenditures	$21,186	$22,591	$86,777

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

Contractual Obligations and Contingencies.    A summary of our total contractual obligations including interest, as of December 31, 2007, is as follows (dollars in thousands):

	Payment due by period
Type of Obligation	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt (1)	$187,748	$12,484	$99,187	$76,076	$—
Operating leases	3,270	705	1,214	866	485
Merchandise liability (2)	79,574	—	—	—	—

Total	$270,592	$13,189	$100,401	$76,942	$485

(1)	Represents obligations including interest under the senior secured notes and credit facility as described below.
(2)	Total cannot be separated into periods because we are unable to anticipate when the merchandise will be needed. We will satisfy these obligations at or, to the extent practicable, prior to the time of need.

Credit Facility and Senior Secured Notes.    On September 20, 2004, concurrent with the closing of the Partnership’s initial public offering, StoneMor Operating LLC (the “Operating Company”) and its subsidiaries issued and sold $80.0 million aggregate principal amount of senior secured notes. The senior secured notes rank pari passu with all of our other senior secured debt, including the revolving credit facility and the acquisition facility, subject to the description of the collateral securing the senior secured notes described below. The senior secured notes are guaranteed by the Partnership, the general partner of the Partnership and any future subsidiaries of the Operating Company. Obligations under the senior secured notes are secured by a first priority lien and security interest covering substantially all of the assets of the issuers of the senior secured notes, whether then owned or thereafter acquired, other than specified receivable rights and a third party priority lien and security interest covering those specified receivable rights, each as described above, of such issuers, whether then owned or thereafter acquired.

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

The following is a summary of the material provisions of the Credit Agreement and the Note Purchase Agreement. This summary is qualified in its entirety by reference to the Credit Agreement, the Note Purchase Agreement, and the Notes issued under the Note Purchase Agreement. Capitalized terms which are not defined in this Annual Report on Form 10-K shall have the meanings assigned to such terms in the Credit Agreement and Note Purchase Agreement.

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

Subject to certain exceptions, the Borrowers agreed under the Credit Agreement to certain customary affirmative and negative covenants, which include, among other matters, covenants restricting the incurrence of indebtedness, the making of investments and acquisitions, the issuance of certain types of equity securities, the making of dispositions, the maintenance of certain financial covenants, including specified financial ratios and the making of certain fundamental changes in equity structure. As of December 31, 2007, the Company was in compliance with all debt covenants.

As of December 31, 2007 the Company had $13.3 million outstanding under the Credit Agreement.

Pursuant to the Note Purchase Agreement, the Issuers and the Note Purchasers agreed to (a) exchange certain Series A Notes issued pursuant to that certain Note Purchase Agreement dated as of September 20, 2004, as amended, for new Series A Notes, as defined in the Note Purchase Agreement, due September 20, 2009, in the maximum aggregate amount of $80,000,000; and (b) issue Series B Notes, as defined in the Note Purchase Agreement, due August 15, 2012 in the aggregate amount of $35,000,000, subject to the option, on an uncommitted basis, to issue/purchase additional secured Shelf Notes in the aggregate amount of up to $35,000,000, and to issue/purchase additional secured Shelf Notes to refinance the Series A Notes (Series A Notes, Series B Notes, the Shelf Notes and Series C Notes, as defined below, are referred to collectively as the “Notes”). On December 21, 2007, pursuant to the Note Purchase Agreement, as amended, the Operating Company and its subsidiaries issued Senior Secured Series C Notes (the “Series C Notes”) in the aggregate principal amount of $17.5 million, due December 21, 2012, The Series A Notes bear an interest rate of 7.66% per annum, the Series B Notes bear an interest of 9.34% per annum and the Series C Notes bear an interest rate of 9.09% per annum.

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

The agreements governing the Notes and the Credit Agreement contain restrictive covenants that, among other things, prohibit distributions upon defined events of default, restrict investments and sales of assets and require us to maintain certain financial covenants, including specified financial ratios. As of December 31, 2007, the Company was in compliance with all debt covenants.

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

Off-Balance Sheet Arrangements.    As of December 31, 2007, we had no off-balance sheet arrangements except for operating leases.

Inflation.    Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations during 2005, 2006 or 2007. Although the impact of inflation has been insignificant in recent years, it is still a factor in the U.S. economy and may increase the cost to acquire or replace property, plant and equipment and may increase the costs of labor and supplies. To the extent permitted by competition and regulation, we have and will continue to pass along increased costs to our customers in the form of higher product prices.

Recent Accounting Pronouncements.

In July 2006, the FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109” (“Interpretation 48”). Interpretation 48, which clarifies Statement 109, Accounting for Income Taxes, establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in the Company’s financial statements. On initial application, Interpretation 48 was applied to all tax positions for which the statute of limitations remains open. Only tax positions that meet the more-likely-than-not recognition threshold at the adoption date will be recognized or continue to be recognized. The cumulative effect of applying Interpretation 48 were reported as an adjustment to retained earnings at the beginning of the period in which it is adopted. The Company adopted FIN 48 effective January 1, 2007 and as a result did not have a significant effect on the Company’s financial statements or its ability to comply with its current debt covenants. See Note 8.

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

In February 2007, the FASB issued SFAS No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities, to permit all entities to choose to elect to measure eligible financial instruments at fair value. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, Fair Value Measurements . An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption of SFAS No. 157. The Company is currently evaluating the impact of SFAS No. 159 on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations (FAS 141(R)).” FAS 141R states that all business combinations, whether full, partial, or step acquisitions, will result in all assets and liabilities of an acquired business being recorded at their fair values at the acquisition date. In subsequent periods, contingent liabilities will be measured at the higher of their acquisition date fair value or the estimated amounts to be realized. FAS 141R applies to all transactions or other events in which an entity obtains control of one or more businesses. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which corresponds to our fiscal year beginning January 1, 2009. The Company is currently evaluating the impact the adoption of SFAS No. 141R will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement—amendments of ARB No. 51 (FAS 160).” FAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. FAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which corresponds to the Company’s fiscal year beginning January 1, 2009. The Company is currently evaluating the impact the adoption of SFAS No. 160 will have on its consolidated financial statements.

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

Interest-bearing Investments.    Our fixed-income securities subject to market risk consist primarily of investments in merchandise trusts and perpetual care trusts. As of December 31, 2007, fixed-income securities represented 57.0% of the funds held in merchandise trusts and 58.6% of the funds held in perpetual care trusts. The aggregate quoted market value of these fixed-income securities was $130.3 million and $122.2 million in merchandise trusts and perpetual care trusts, respectively, as of December 31, 2007. Each 1% change in interest rates on these fixed-income securities would result in changes of approximately $1.3 million and $1.2 million in the fair market values of the securities held in merchandise trusts and perpetual care trusts, respectively, based on discounted expected future cash flows. If these securities are held to maturity, no change in fair market value will be realized.

Our money market and other short-term investments subject to market risk consist primarily of investments held in merchandise trusts and perpetual care trusts. As of December 31, 2007, these investments accounted for approximately 10.1% and 6.7% of the funds held in merchandise trusts and perpetual care trusts, respectively. The fair market value of these investments was $23.1 million and $14.0 million in merchandise trusts and perpetual care trusts, respectively, as of December 31, 2007. Each 1% change in average interest rates applicable to these investments would result in changes of approximately $231,000 and $140,000, respectively, in the aggregate fair market values of the perpetual care investments and the merchandise trust investments.

Marketable Equity Securities.    Our marketable equity securities subject to market risk consist primarily of investments held in merchandise trusts and in the case of perpetual care trusts, investments in real estate investment trusts, or REITs and master limited partnerships, or MLPs. As of December 31, 2007, marketable equity securities represented 32.9% of funds held in merchandise trusts and 34.7% of funds held in perpetual care trusts. The aggregate fair market value of these marketable equity securities was $75.2 million and $72.4 million in merchandise trusts and perpetual care trusts, respectively, as of December 31, 2007, based on final quoted sales prices. Each 10% change in the average market prices of the equity securities would result in a change of approximately $7.5 million and $7.2 million in the fair market value of securities held in merchandise trusts and perpetual care trusts, respectively.

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

Debt Instruments.    Our credit facility bears interest at a floating rate, based on LIBOR, which is adjusted quarterly. This credit facility will subject us to increases in interest expense resulting from movements in interest rates. As of December 31, 2007 we have $13.3 million in indebtedness outstanding under our credit facility.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of StoneMor Partners GP LLC and Unitholders of StoneMor Partners L.P.

Levittown, Pennsylvania

We have audited the accompanying consolidated balance sheets of StoneMor Partners L.P. and subsidiaries (the “Company”) as of December 31, 2006 and 2007, and the related consolidated statements of operations, partners’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of StoneMor Partners L.P. and subsidiaries as of December 31, 2006 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

March 17, 2008

StoneMor Partners L.P.

Consolidated Balance Sheets

(in thousands)

	December 31, 2006	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,914	$13,800
Accounts receivable, net of allowance	22,968	32,063
Prepaid expenses	2,801	2,707
Other current assets	2,533	5,193

Total current assets	38,216	53,763

LONG-TERM ACCOUNTS RECEIVABLE—net of allowance	36,878	40,081
CEMETERY PROPERTY	171,714	187,552
PROPERTY AND EQUIPMENT, net	29,027	53,929
MERCHANDISE TRUSTS, restricted, at fair value	147,788	228,615
PERPETUAL CARE TRUSTS, restricted, at fair value	168,631	208,579
DEFERRED FINANCING COSTS—net of accumulated amortization	1,242	3,317
DEFERRED SELLING AND OBTAINING COSTS	33,478	35,836
OTHER ASSETS	51	85

TOTAL ASSETS	$627,025	$811,757

LIABILITIES and PARTNERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$11,345	$19,075
Accrued interest	361	677
Current portion, long-term debt	1,388	386

Total current liabilities	13,094	20,138

LONG-TERM DEBT	102,104	145,778
DEFERRED CEMETERY REVENUES, net	196,103	220,942
MERCHANDISE LIABILITY	45,805	79,574

Total liabilities	357,106	466,432

COMMITMENTS AND CONTINGENCIES
NON-CONTROLLING INTEREST IN PERPETUAL CARE TRUSTS	168,631	208,579

PARTNERS’ EQUITY
General partner	1,382	2,737
Limited partners:
Common	71,700	118,598
Subordinated	28,206	15,411

Total partners’ equity	101,288	136,746

TOTAL LIABILITIES AND PARTNERS’ EQUITY	$627,025	$811,757

See Accompanying Notes to the Consolidated Financial Statements.

StoneMor Partners L.P.

Consolidated Statements of Operations

(in thousands, except per unit data)

	StoneMor Partners L.P.
	2005	2006	2007
Revenues:
Cemetery
Merchandise	$54,421	$58,219	$74,509
Services	19,346	25,555	28,547
Investment and other	24,095	25,221	31,476
Funeral home
Merchandise	1,200	2,696	4,655
Services	1,598	3,422	6,127

Total revenues	100,660	115,113	145,314

Costs and Expenses:
Cost of goods sold (exclusive of depreciation shown seperately below):
Perpetual care	2,575	3,109	3,553
Merchandise	11,323	11,583	16,118
Cemetery expense	20,942	24,344	30,767
Selling expense	20,072	23,186	29,245
General and administrative expense	10,553	12,801	15,684
Corporate overhead (including $1,212 in stock-based compensation in 2006, and $4,741 in 2007)	16,304	19,795	24,991
Depreciation and amortization	3,510	3,501	3,891
Funeral home expense
Merchandise	397	1,004	1,575
Services	1,082	2,285	4,198
Other	903	1,547	2,649

Total cost and expenses	87,661	103,155	132,671

OPERATING PROFIT	12,999	11,958	12,643
EXPENSE RELATED TO REFINANCING	—	—	157
INTEREST EXPENSE	6,457	7,491	9,075

INCOME BEFORE INCOME TAXES	6,542	4,467	3,411
INCOME TAXES:
State	587	438	398
Federal	1,250	989	227

Total income taxes	1,837	1,427	625

NET INCOME	$4,705	$3,040	$2,786

Net income	$4,705	$3,040	$2,786
General partner’s interest in net income for the period	$94	$60	$56
Limited partners’ interest in net income for the period
Common	$2,318	$1,549	$1,512
Subordinated	$2,293	$1,430	$1,218
Net income per limited partner (common) unit (basic and diluted)	$.54	$.34	$.30
Weighted average number of limited partners’ units outstanding (basic and diluted)	8,526	8,831	9,107

See Accompanying Notes to the Consolidated Financial Statements.

StoneMor Partners L.P.

Consolidated Statements of Partners’ Equity

(in thousands)

	Partners’ Equity
	Limited Partners			General Partner	Total
	Common	Subordinated	Total
Balance, January 1, 2005	$72,892	$40,762	$113,654	$1,663	$115,317
Proceeds from units issued in acquisition	5,900	—	5,900	—	5,900
General partner contribution	—	—	—	120	120
Net Income	2,318	2,293	4,611	94	4,705
Cash distribution	(8,057)	(8,057)	(16,114)	(328)	(16,442)

Balance, December 31, 2005	73,053	34,998	108,051	1,549	109,600

Proceeds from units issued in acquisition	5,875	—	5,875	—	5,875
General partner contribution	—	—	—	120	120
Net Income	1,549	1,430	2,980	60	3,040
Cash distribution	(8,777)	(8,222)	(16,999)	(347)	(17,346)

Balance, December 31, 2006	71,700	28,206	99,907	1,382	101,288

Proceeds from public offering	49,714	—	49,714	—	49,714
General partner contribution	—	—	—	1,074	1,074
Conversion of subordinated units to common	5,407	(5,407)	—	—	—
General partner equity grant	—	—	—	609	609
Net Income	1,512	1,218	2,730	55	2,786
Cash distribution	(9,736)	(8,606)	(18,342)	(383)	(18,724)

Balance, December 31, 2007	$118,597	$15,411	$134,009	$2,737	$136,746

See Accompanying Notes to the Consolidated Financial Statements.

StoneMor Partners L.P.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2005	2006	2007
OPERATING ACTIVITIES:
Net Income	$4,705	$3,040	$2,786
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Cost of lots sold	4,274	4,605	4,382
Depreciation and amortization	3,510	3,501	3,891
Stock-based compensation	—	1,212	4,741
Other non cash	—	453	—
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(1,878)	5,990	(2,430)
Allowance for doubtful accounts	313	1,225	10
Merchandise trusts	10,473	(3,517)	(5,223)
Prepaid expenses	(642)	(385)	196
Other current assets	(54)	(1,299)	(1,053)
Other assets	(274)	862	159
Accounts payable and accrued liabilities	1,024	2,720	5,179
Deferred selling and obtaining costs	(1,735)	(3,118)	(2,162)
Deferred cemetery revenues	5,097	11,159	15,668
Merchandise liability	(7,224)	(8,109)	(7,171)

Net cash provided by operating activities	17,589	18,339	18,973

INVESTING ACTIVITIES:
Costs associated with potential acquisitions	(143)	(219)	(2,230)
Additions to cemetery property	(2,850)	(3,398)	(2,589)
Purchase of subsidiaries, net of common units issued	(10,101)	(11,040)	(78,907)
Divestiture of Funeral Home	—	2,091	—
Acquisitions of property and equipment	(2,192)	(2,059)	(3,051)

Net cash used in investing activities	(15,286)	(14,625)	(86,777)

FINANCING ACTIVITIES:
Cash distribution	(16,442)	(17,346)	(18,724)
Additional borrowings on long-term debt	8,048	17,522	76,674
Repayments of long-term debt	(1,400)	(1,021)	(34,000)
Sale of limited partner units	120	120	50,788
Cost of financing activities	(178)	—	(3,048)

Net cash provided by (used in) financing activities	(9,852)	(725)	71,690

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,549)	2,989	3,886
CASH AND CASH EQUIVALENTS—Beginning of period	14,474	6,925	9,914

CASH AND CASH EQUIVALENTS—End of period	$6,925	$9,914	$13,800

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$6,354	$7,390	$8,526

Cash paid during the period for income taxes	$1,068	$2,508	$3,484

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of limited partner units to fund cemetery acquisition	$5,900	$5,875	$—

See Accompanying Notes to the Consolidated Financial Statements.

1.    NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company.    StoneMor Partners L.P. (“StoneMor”, “the Company” or the “Partnership”) is a provider of funeral and cemetery products and services in the death care industry in the United States. Through its subsidiaries, StoneMor offers a complete range of funeral merchandise and services, along with cemetery property, merchandise and services, both at the time of need and on a preneed basis. As of December 31, 2007, the Partnership owned and operated 223 cemeteries and 57 funeral homes in 27 states within the United States and Puerto Rico.

Public Offering.    On December 21, 2007, StoneMor completed a public offering of 2,650,000 common units at a price of $20.26 per unit representing 22.2% interest in us, making a total of 8,505,725 common units outstanding. In conjunction with this offering, our general partner contributed $1.1 million to maintain its 2% general partner interest. Total gross proceeds from these sales were $54.8 million, before offering costs and underwriting discounts. The net proceeds to the Partnership, after deducting underwriting discounts but before paying offering costs, from these sales of common units was $51.8 million. Concurrent with the public offering, the Partnership’s wholly owned subsidiary, StoneMor Operating LLC and its subsidiaries (collectively “StoneMor LLC”), all as borrowers, issued new and sold $17.5 million in aggregate principal amount of senior secured notes in a private placement. The net proceeds of the public offering and the sale of senior secured notes and borrowings under our acquisition line of credit were used to purchase 45 cemeteries and 30 funeral homes from Service Corporation International (NYSE: SCI).

Summary of Significant Accounting Policies—Significant accounting policies followed by the Partnership, as summarized below, are in conformity with accounting principles generally accepted in the United States of America.

Principles of Consolidation—The consolidated financial statements include the accounts of each of the Company’s subsidiaries and the operations of 14 managed cemeteries that the Company operates under long-term management contracts as of December 31, 2007. Intercompany balances and transactions have been eliminated in consolidation.

Total revenues derived from the cemeteries under long-term management contracts totaled approximately $21.2 million, $21.8 million and $22.0 million for the years ended December 31, 2005, 2006 and 2007, respectively.

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

The Company records a merchandise liability at the time it enters into a pre-need contract with a customer at the estimated cost to purchase the merchandise or provide the service. The merchandise liability is reduced when the Company makes payment for the merchandise and title to the merchandise is transferred to the customer. Subsequently, the merchandise is either installed or stored, at the direction of the customer, at the vendor’s warehouse or a third-party warehouse at no additional cost to us. The merchandise liability is also reduced when the Company performs the contracted service. Allowances for customer cancellations arising from non-payment are provided at the date of sale based upon management’s estimates of expected cancellations and historical experience. Actual cancellation rates in the future may result in a change in estimate. Actual cancellations did not vary significantly from the estimates of expected cancellations at December 31, 2006 and December 31, 2007.

Pursuant to state law, a portion of the proceeds from cemetery merchandise or services sold on a pre-need basis is required to be paid into merchandise trusts. The Company defers investment earnings generated by the assets in these merchandise trusts (including realized gains and losses) until the associated merchandise is delivered or the services are performed. The fair value of the funds held in merchandise trusts at December 31, 2006 and December 31, 2007 was approximately $147.8 million and $228.6 million, respectively (see Note 5).

A portion of the proceeds from the sale of cemetery property is required by state law to be paid into perpetual care trusts. Earnings from the perpetual care trusts are recognized in current cemetery revenues and are used to defray cemetery maintenance costs, which are expensed as incurred. Funds held in perpetual care trusts at December 31, 2006 and December 31, 2007 were $168.6 million and $208.6 million, respectively (see Note 6).

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

Inventories—Inventories, classified as other current assets on the Company’s consolidated balance sheets, include cemetery and funeral home merchandise and are valued at the lower of cost or net realizable value. Cost is determined primarily on a specific identification basis on a first-in, first-out basis. Inventories were approximately $2.2 million at December 31, 2006 and approximately $3.1 million at December 31, 2007.

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

For the years ended December 31, 2006 and 2007, depreciation expense was $2.7 million and $2.9 million, respectively.

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

Other-than-temporary Impairment of Trust Assets— The Company determines whether or not the investment portfolio has an other than temporary impairment on a security-by-security basis. A loss may be considered other than temporary if the security has a reduction in market value compared with its cost basis, and meets other criteria. In addition, the Company periodically reviews its investment portfolio to determine if any of the temporarily impaired assets should be designated as other than temporarily impaired due to changes in market conditions or concerns specific to the issuer of the securities. If a loss is other than temporary, the cost basis of the security is adjusted downward to its market value. A similar adjustment is made to non-controlling interest in perpetual care trust for securities held in our perpetual care trust and deferred cemetery revenue for securities held in our merchandise trusts. This affects our balance sheet and footnote disclosure but does not have an effect on our statements of operations, since gains and losses recognized in our merchandise trust portfolio are deferred until the underlying products or services are delivered. Additionally, we do not recognize income from capital appreciation in our perpetual care trusts as these gains remain the property of the trust. The footnotes disclose the adjusted cost basis and how much of the losses are considered other than temporary. Accordingly, unrealized gains and losses reflected in the tables in Notes 5 and 6 to the consolidated financial statements included in Item 8 are temporary as the cost basis in these tables would have already been adjusted to reflect the other than temporary unrealized losses. Our preneed funeral and cemetery merchandise and services trusts had other than temporary declines of approximately $133,000 as of December 31, 2007, from their original cost basis.

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

New Accounting Pronouncements

In July 2006, the FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109” (“Interpretation 48”). Interpretation 48, which clarifies Statement 109, Accounting for Income Taxes, establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in the Company’s financial statements. On initial application, Interpretation 48 was applied to all tax positions for which the statute of limitations remains open. Only tax positions that meet the more-likely-than-not recognition threshold at the adoption date will be recognized or continue to be recognized. The cumulative effect of applying Interpretation 48 were reported as an adjustment to retained earnings at the beginning of the period in which it is adopted. The Company adopted FIN 48 effective January 1, 2007 and as a result did not have a significant effect on the Company’s financial statements or its ability to comply with its current debt covenants. See Note 8.

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

In February 2007, the FASB issued SFAS No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities, to permit all entities to choose to elect to measure eligible financial instruments at fair value. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, Fair Value Measurements . An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption of SFAS No. 157. The Company is currently evaluating the impact of SFAS No. 159 on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations (FAS 141(R)).” FAS 141R states that all business combinations, whether full, partial, or step acquisitions, will result in all assets and liabilities of an acquired business being recorded at their fair values at the acquisition date. In subsequent periods, contingent liabilities will be measured at the higher of their acquisition date fair value or the estimated amounts to be realized. FAS 141R applies to all transactions or other events in which an entity obtains control of one or more businesses. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which corresponds to our fiscal year beginning January 1, 2009. The Company is currently evaluating the impact the adoption of SFAS No. 141R will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement—amendments of ARB No. 51 (FAS 160).” FAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. FAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which corresponds to the Company’s fiscal year beginning January 1, 2009. The Company is currently evaluating the impact the adoption of SFAS No. 160 will have on its consolidated financial statements.

Use of Estimates—Preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting periods. As a result, actual results could differ from those estimates. The most significant estimates in the financial statements are the allowance for cancellations, stock-based compensation, merchandise liability, deferred margin, deferred merchandise trust investment earnings, deferred obtaining costs and income taxes. Deferred margin, deferred merchandise trust investment earnings and deferred obtaining costs are included in deferred cemetery revenues, net, on the consolidated balance sheets.

Segment Reporting and Related Information—The Company historically had two operating segments, cemeteries and funeral homes. Since funeral homes account for less than 10% of each identifying criteria, funeral home operating results were aggregated within the cemetery classification for purposes of segment reporting and disclosed as one segment, death care services. In conjunction with its September 2006 acquisition of 21 cemeteries and 14 funeral homes from Service Corporation International and as part of its strategic planning, the Company continuously conducts marketing studies of its potential customers. Additionally, the Company expects to grow not only through cemetery, but also through funeral home, acquisitions in the future. For these reasons, the Company has decided to add to its segment information the details of its funeral homes and has disaggregated its cemeteries into three distinct classifications. The factors used to identify our reportable segments (classifications), designated as West, Southeast, and Northeast, have been identified by the nature of our customers served in each marketplace. As cremation is on the rise and the Company has with its recent acquisitions entered the states of Oregon, Washington, and Colorado, it has established a Western Region where cremation rates are projected to be high (in Washington and Oregon, 65% of burials). Statistics indicate that customers who select cremation have certain attributes. The other two regions, Southeast and Northeast, have significantly lower cremation rates and customers with different attributes than the West. Cremation rates in Alabama and Kentucky, for instance, are only projected to be 12%, while cremation rates in the Northeast fall generally between the other two regions. The Company has different regional sales managers, maintenance superintendents, and administrative supervisors in each region. As such, the Company has determined that due to the nature of customer behavior, which is consistent in the geographic regions described above, it has chosen to organize its enterprise and to aggregate its cemeteries and funeral homes, which it has determined are individual segments, in this manner.

Segment information for the years ended December 31, 2005, 2006, and 2007:

For the year ended December 31, 2005:

STONEMOR PARTNERS LP

SEGMENT FOOTNOTE INFORMATION FOR

THE YEAR ENDED DECEMBER 31, 2005

	CEMETERIES
	SOUTHEAST	NORTHEAST	WEST	FUNERAL HOMES	CORPORATE	ADJUSTMENT	TOTAL
	(in thousands)
REVENUES
SALES	$34,852	$30,826	$—	$—	$—	$(5,783)	$59,895
SERVICES AND OTHER	15,136	23,113	—	—	1	(283)	37,967
FUNERAL HOME	—	—	—	2,798	—	—	2,798

TOTAL REVENUES	49,988	53,939	—	2,798	1	(6,066)	100,660

COSTS AND EXPENSES
COST OF SALES	7,736	6,782	—	—	—	$(620)	13,898
SELLING	11,143	9,781	—	—	659	(1,511)	20,072
CEMETERY	9,213	11,705	—	—	24	—	20,942
GENERAL AND ADMINISTRATIVE	5,359	5,154	—	—	40	—	10,553
FUNERAL HOME EXPENSE	—	—	—	2,382	—	—	2,382
CORPORATE EXPENSE	—	—	—	—	16,304	—	16,304

TOTAL COST & EXPENSES	33,451	33,422	—	2,382	17,027	(2,131)	84,151

OPERATING EARNINGS	16,537	20,517	—	416	(17,026)	(3,935)	16,509

INTEREST EXP	3,466	2,911	—	80	—	—	6,457
DEPRECIATION	1,273	1,065	—	159	1,013	—	3,510

EARNINGS (LOSS) BEFORE TAXES	$11,798	$16,541	$—	$177	$(18,039)	$(3,935)	$6,542

SUPPLEMENTAL INFORMATION
TOTAL ASSETS	$255,468	$277,443	$—	$9,202	$8,528	$—	$550,641

AMORTIZATION OF CEMETERY PROPERTY	$2,736	$2,652	$—	$—	$—	$472	$5,860

LONG LIVED ASSETS ACQUIRED	$3,566	$1,706	$—	$2,847	$248	$—	$8,366

For the year ended December 31, 2006:

STONEMOR PARTNERS LP

SEGMENT FOOTNOTE INFORMATION

FOR THE YEAR ENDED DECEMBER 31, 2006

	CEMETERIES
	SOUTHEAST	NORTHEAST	WEST	FUNERAL HOMES	CORPORATE	ADJUSTMENT	TOTAL
	(in thousands)
REVENUES
SALES	$43,177	$34,218	$1,021	$—	$—	$(11,565)	$66,851
SERVICES AND OTHER	19,646	23,453	548	—	—	(1,503)	42,144
FUNERAL HOME	—	—	—	6,118	—	—	6,118

TOTAL REVENUES	62,823	57,671	1,569	6,118	—	(13,068)	115,113

COSTS AND EXPENSES
COST OF SALES	9,358	7,376	230	—	—	$(2,272)	14,692
SELLING	14,537	11,145	310	—	—	(2,806)	23,186
CEMETERY	11,214	12,495	635	—	—	—	24,344
GENERAL AND ADMINISTRATIVE	6,612	5,948	241	—	—	—	12,801
FUNERAL HOME EXPENSE	—	—	—	4,836	—	—	4,836
CORPORATE EXPENSE	—	—	—	—	19,795	—	19,795

TOTAL COST & EXPENSES	41,721	36,964	1,416	4,836	19,795	(5,078)	99,654

OPERATING EARNINGS	21,102	20,707	153	1,282	(19,795)	(7,990)	15,459

INTEREST EXP	3,787	3,183	97	424	—	—	7,491
DEPRECIATION	1,258	1,015	1	252	975	—	3,501

EARNINGS (LOSS) BEFORE TAXES	$16,057	$16,509	$55	$606	$(20,770)	$(7,990)	$4,467

SUPPLEMENTAL INFORMATION
TOTAL ASSETS	$279,604	$285,978	$40,994	$10,622	$9,827	$—	$627,025

AMORTIZATION OF CEMETERY PROPERTY	$2,856	$2,419	$14	$—	$—	$(1)	$5,288

LONG LIVED ASSETS ACQUIRED	$3,307	$903	$799	$2,692	$193	$—	$7,894

For the year ended December 31, 2007:

STONEMOR PARTNERS LP

SEGMENT FOOTNOTE INFORMATION

FOR THE YEAR ENDED DECEMBER 31, 2007

	CEMETERIES
	SOUTHEAST	NORTHEAST	WEST	FUNERAL HOMES	CORPORATE	ADJUSTMENT	TOTAL
	(in thousands)
REVENUES
SALES	$51,074	$33,354	$8,729	$—	$—	$(9,442)	$83,715
SERVICES AND OTHER	23,405	28,366	7,031	—	1	(7,986)	50,817
FUNERAL HOME	—	—	—	10,782	—	—	10,782

TOTAL REVENUES	74,479	61,720	15,760	10,782	1	(17,428)	145,314

COSTS AND EXPENSES
COST OF SALES	11,528	7,871	1,856	—	—	$(1,584)	19,671
SELLING	16,485	10,841	2,829	—	979	(1,889)	29,245
CEMETERY	13,627	13,662	3,478	—	—	—	30,767
GENERAL AND ADMINISTRATIVE	8,011	5,947	1,726	—	—	—	15,684
FUNERAL HOME EXPENSE	—	—	—	8,422	—	—	8,422
CORPORATE EXPENSE	—	—	—	—	25,148	—	25,148

TOTAL COST & EXPENSES	49,651	38,321	9,889	8,422	26,127	(3,473)	128,937

OPERATING EARNINGS	24,828	23,399	5,871	2,360	(26,126)	(13,955)	16,377

INTEREST EXP	4,480	3,555	425	615	—	—	9,075
DEPRECIATION	1,276	919	62	386	1,248	—	3,891

EARNINGS (LOSS) BEFORE TAXES	$19,072	$18,925	$5,384	$1,359	$(27,374)	$(13,955)	$3,411

SUPPLEMENTAL INFORMATION
TOTAL ASSETS	$349,795	$267,906	$135,894	$39,301	$18,861	$—	$811,757

AMORTIZATION OF CEMETERY PROPERTY	$3,099	$2,290	$120	$—	$—	$292	$5,801

LONG LIVED ASSETS ACQUIRED	$16,009	$287	$18,732	$9,089	$1,376	$—	$45,493

Results of individual business units are presented based on our management accounting practices and management structure. There is no comprehensive, authoritative body of guidance for management accounting equivalent to accounting principles generally accepted in the United States of America; therefore, the financial results of individual business units are not necessarily comparable with similar information for any other company. The management accounting process uses assumptions and allocations to measure performance of the business units. Methodologies are refined from time to time as management accounting practices are enhanced and businesses change. Revenues and associated expenses are not deferred in accordance with SAB No. 104 therefore, the deferral of these revenues and expenses is provided in the adjustment column to reconcile the Company’s managerial financial statements to those prepared in accordance with accounting principles generally accepted in the United States of America. Pre-need sales revenues included within the sales category consist primarily of the sale of burial lots, burial vaults, mausoleum crypts, grave markers and memorials, and caskets. Management accounting practices included in the Southeast, Northeast, and Western Regions reflect these pre-need sales when contracts are signed by the customer and accepted by the Company. Pre-need sales reflected in the consolidated financial statements, prepared in accordance with Generally Accepted Accounting Principals, recognize revenues for the sale of burial lots and mausoleum crypts when the product is constructed and at least 10% of the sales price is collected. With respect to the other products, the consolidated financial statements prepared under Generally Accepted Accounting Principles recognize sales revenues when the criteria for delivery under SAB No. 104 are met. These criteria include, among other things, purchase of the product, delivery and installation of the product in the ground, and transfer of title to the customer. In each case, costs are accrued in connection with the recognition of revenues; therefore, the consolidated financial statements reflect Deferred Cemetery Revenue, Net and Deferred Selling and Obtaining Costs on the balance sheet, whereas the Company’s management accounting practices exclude these items.

Management evaluates results of operations of the business units before income taxes because it believes this is a more meaningful representation of the operating performance of its segments. This before tax presentation is closely aligned with the management and operating structure of our company. It is also on this basis that the Company’s performance is evaluated internally.

2.    LONG-TERM ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

Long-term accounts receivable, net, consists of the following:

	Year Ended December 31,
	2006	2007
	(in thousands)
Customer receivables	$81,584	$94,733
Unearned finance income	(9,495)	(11,049)
Allowance for contract cancellations	(12,243)	(11,540)

	59,846	72,144
Less: current portion—net of allowance	22,968	32,063

Long-term portion—net of allowance	$36,878	$40,081

Activity in the allowance for contract cancellations is as follows:

	Year Ended December 31,
	2005	2006	2007
	(in thousands)
Balance—Beginning of period	$8,948	$9,261	$12,243
Reserve on acquired contracts	—	926	115
Provision for cancellations	6,490	8,363	10,493
Charge-offs—net	(6,177)	(6,307)	(11,311)

Balance—End of period	$9,261	$12,243	$11,540

3.    CEMETERY PROPERTY

Cemetery property consists of the following:

	Year Ended December 31,
	2006	2007
	(in thousands)
Developed land	$21,981	$22,676
Undeveloped land	114,175	129,380
Mausoleum crypts and lawn crypts	35,558	35,496

Total	$171,714	$187,552

4.    PROPERTY AND EQUIPMENT

Major classes of property and equipment are as follows:

	Year Ended December 31,
	2006	2007
	(in thousands)
Building and improvements	$29,202	$42,215
Furniture and Equipment	21,966	33,184

	51,168	75,399
Less: accumulated depreciation	(22,141)	(21,470)

Property and Equipment—net	$29,027	$53,929

5.    PRE-NEED MERCHANDISE AND SERVICES, AND MERCHANDISE TRUSTS.

Cemetery—In connection with the pre-need sale of cemetery interment rights, merchandise and services, the customer typically enters into an installment contract with the Company. The contract is usually for a period not to exceed 60 months with payments of principal and interest required. Interest is imputed for contracts that do not bear a market rate of interest (at a rate of 8.75% during the year ended December 31, 2006 and 9.75% for the year ended December 31, 2007). The Company establishes an allowance for cancellations due to non-payment at the date of sale based on historic experience and management’s estimates. The allowance is reviewed quarterly and changes in estimates are reflected for current and prior contracts as a result of recent cancellation experience. Actual cancellation rates in the future may result in a change in estimate.

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

The Company deposited $30,917 and $125,199 (including acquired trust funds) into and withdrew $27,400 and $45,229 from the trusts during the year ended December 31, 2006 and December 31, 2007, respectively.

At December 31, 2006, the cost and market value associated with the assets held in merchandise trusts follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
	(In Thousands)
Short-term investment	$19,423	$—	$—	$19,423
Fixed maturities:
U.S. Government and federal agency	3,572	7	(47)	3,532
U.S. State and local government agency	2,453	6	(33)	2,426
Corporate debt securities	3,875	62	(26)	3,911
Other debt securities	56,737	558	(1,067)	56,228

Total fixed maturities	66,637	633	(1,173)	66,097

Equity securities	57,471	5,365	(568)	62,268

Total	$143,531	$5,998	$(1,741)	$147,788

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at December 31, 2006 is presented below:

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In Thousands)
Fixed maturities:
U.S. Government and federal agency	$1,134	$10	$1,215	$37	$2,349	$47
U.S. State and local government agency	740	14	990	19	1,730	33
Corporate debt securities	838	14	741	12	1,579	26
Other debt securities	25,724	75	11,293	992	37,017	1,067

Total fixed maturities	28,436	113	14,239	1,060	42,675	1,173

Equity securities	7,734	410	3,895	158	11,629	568

Total	$36,170	$523	$18,134	$1,218	$54,304	$1,741

At December 31, 2007, the cost and market value associated with the assets held in merchandise trusts were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
	(In Thousands)
Short-term investment	$23,071	$—	$—	$23,071
Fixed maturities:
U.S. Government and federal agency	3,720	32	(21)	3,731
U.S. State and local government agency	2,178	29	(9)	2,198
Corporate debt securities	3,896	11	(133)	3,774
Other debt securities	121,438	612	(1,411)	120,639

Total fixed maturities	131,232	684	(1,574)	130,342

Equity securities	83,324	1,425	(9,547)	75,202

Total	$237,627	$2,109	$(11,121)	$228,615

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at December 31, 2007 is presented below:

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In Thousands)
Fixed maturities:
U.S. Government and federal agency	$352	$4	$923	$17	$1,275	$21
U.S. State and local government agency	215	9	—	—	215	9
Corporate debt securities	2,399	127	443	6	2,842	133
Other debt securities	12,865	692	2,450	719	15,315	1,411

Total fixed maturities	15,831	832	3,816	742	19,647	1,574

Equity securities	58,778	9,261	2,232	286	61,010	9,547

Total	$74,609	$10,093	$6,048	$1,028	$80,657	$11,121

A reconciliation of the Company’s merchandise trust activities for the year ended December 31, 2007 is presented below:

	Market Value @ 12/31/2006	Contribution	Distributions	Interest/ Dividends	Capital Gain Distribution	Realized Gain/ Loss	Taxes	Fees	Unrealized Change in Market Value	Change in Accrued Income	Market Value @ 12/31/2007
	(in thousands)
Merchandise Trust Funds	147,788	125,199	(45,229)	7,870	3,226	5,414	(1,037)	(870)	(13,955)	209	228,615

Total:	147,788	125,199	(45,229)	7,870	3,226	5,414	(1,037)	(870)	(13,955)	209	228,615

The Company considers various factors when considering if a decline in fair value of an asset is other than temporary, including but not limited to the length of time and magnitude of the unrealized loss; the volatility of the investment; the credit ratings of the issuers of the investments; and the Company’s intentions to sell or ability to hold the investments. At December 31, 2007 the Company has concluded that it has declines in the fair values of the Company’s investments in fixed maturities and equity securities of approximately $133,000 held by the merchandise trusts that are other-than-temporary.

During the year ended December 31, 2006, purchases and sales of available for sale securities included in trust investments were $184,027 and $198,543, respectively. During the year ended December 31, 2007, purchases and sales of available for sale securities included in trust investments were $123,310 and $152,258 respectively.

The realized investment earnings recognized in the consolidated statements of operations as cemetery revenues related to these merchandise trusts were $6.4 million, $6.0 million and $7.8 million, for the years ended December 31, 2005, 2006 and 2007, respectively.

Funeral Home—Prearranged funeral home services provide for future funeral home services generally determined by prices prevailing at the time that the contract is signed. A portion of the payments made under funeral home pre-need contracts is placed in funeral trusts. Amounts used to defray the initial cost of administration are not placed in trust. The balance of the amounts in the trusts totaled approximately $1.8 million at December 31, 2006 and approximately $21.2 million at December 31, 2007 and is included within the merchandise trusts above. Funeral trust principal, together with investment earnings retained in trust, are deferred until the service is performed. Upon performance of the contracted funeral home service, the Company recognizes the funeral trust principal amount together with the accumulated trust earnings as funeral home revenues.

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

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at December 31, 2006 held in perpetual care trusts is presented below:

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Fixed maturities:
U.S. Government and federal agency	$1,243	$21	$1,219	$24	$2,462	$45
U.S. State and local government agency	2,167	12	304	8	2,471	20
Corporate debt securities	3,032	32	2,583	35	5,615	67
Other debt securities	18,724	84	—	—	18,724	84

Total fixed maturities	25,166	149	4,106	67	29,272	216

Equity Securities	1,307	14	4,024	102	5,331	116

Total	$26,473	$163	$8,130	$169	$34,603	$332

At December 31, 2007 the cost and market value associated with the assets held in perpetual care trust were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
	(In Thousands)
Short-term investment	$13,955	$—	$—	$13,955
Fixed maturities:
U.S. Government and federal agency	7,625	78	(16)	7,687
U.S. State and local government agency	3,790	74	(8)	3,856
Corporate debt securities	15,314	73	(495)	14,892
Other debt securities	98,108	68	(2,386)	95,790

Total fixed maturities	124,837	293	(2,905)	122,225

Equity Securities	78,953	807	(7,361)	72,399

Total	$217,745	$1,100	$(10,266)	$208,579

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at December 31, 2007 held in perpetual care trusts is presented below:

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Fixed maturities:
U.S. Government and federal agency	$203	$14	$963	$2	$1,166	$16
U.S. State and local government agency	365	8	—	—	365	8
Corporate debt securities	8,884	475	1,984	20	10,868	495
Other debt securities	30,549	2,386	—	—	30,549	2,386

Total fixed maturities	40,001	2,883	2,947	22	42,948	2,905

Equity Securities	45,602	7,310	1,378	51	46,980	7,361

Total	$85,603	$10,193	$4,325	$73	$89,928	$10,266

A reconciliation of the Company’s perpetual care trust activities for the year ended December 31, 2007 is presented below:

	Market Value @ 12/31/2006	Contribution	Distributions	Interest/ Dividends	Capital Gain Distribution	Realized Gain/ Loss	Taxes	Fees	Unrealized Change in Market Value	Change in Accrued Income	Market Value @ 12/31/2007
Perpetual Care Trust Funds	168,631	67,656	(27,350)	11,324	2,112	388	738	867	(16,214)	427	208,579

Total:	168,631	67,656	(27,350)	11,324	2,112	388	738	867	(16,214)	427	208,579

The Company considers various factors when considering if a decline in fair value of an asset is other than temporary, including but not limited to the length of time and magnitude of the unrealized loss; the volatility of the investment; the credit ratings of the issuers of the investments; and the Company’s intentions to sell or ability to hold the investments. At December 31, 2007 the Company has concluded that the declines in the fair values of the Company’s investments in fixed maturities and equity securities held in perpetual care trusts are temporary.

The Company deposited $5,144 and $67,656 (including acquired trust funds) into and withdrew $7,828 and $27,350 from the trusts during the year ended December 31, 2006 and December 31, 2007, respectively.

During the year ended December 31, 2007, purchases and sales of available for sale securities included in trust investments were $237,169 and $214,655, respectively. During the year ended December 31, 2006, purchases and sales of available for sale securities included in trust investments were $55,261 and $42,004, respectively.

The Company recorded income from perpetual care trusts of $7.7 million, $9.5 million and $12.8 million for the years ended December 31, 2005, 2006 and 2007, respectively. This income is classified as cemetery revenues in the consolidated statements of operations.

7.    LONG-TERM DEBT

The following is a summary of debt outstanding at:

	December 31,
	2006	2007
	(In Thousands)
Vehicle Financing	$50	$61
Insurance premium financing, due in installments through September 2008 (4.75%)	433	350
Covenants not to compete due through August 2007 (non-interest bearing)	59	—
Acquisition Credit Line, due September 2009 (interest rate—Libor + 3.5%)	15,550	—
Revolving Credit Line, due September 2009 (interest rate—Libor + 3.5%)	7,400	—
Senior secured notes, due 2009 (interest rate—7.66%)	80,000
Series A Senior secured notes, due 2009 (interest rate—7.66%)	—	80,000
Series B senior secured notes, due 2012 (interest rate—9.34%)	—	35,000
Series C Senior secured notes, due 2012 (interest rate—9.09%)	—	17,500
Revolving Credit Line, due 2012 (interest rate—Libor + 3.25%)	—	6,253
Acquisition Credit Line, due 2012 (interest rate—Libor + 3.25%)	—	7,000

Total	103,492	146,164
Less current portion	1,388	386

Long-term portion	$102,104	$145,778

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

On September 20, 2004, concurrent with the closing of the Partnership’s initial public offering, the Operating Company and its subsidiaries entered into a $35.0 million credit facility with a group of banks. This credit facility consisted of a $12.5 million revolving credit line and a $22.5 million acquisition line of credit. Borrowings under the revolving credit line were originally due and payable on September 20, 2007, and borrowings under the acquisition line of credit were originally due and payable on September 20, 2008. On September 28, 2006, the Company entered into a second amendment of the credit facility which extended the due date on both lines of credit to September 20, 2009. On May 7, 2007, the Company entered into a third amendment of the credit facility which adjusted the credit facility by increasing the revolving credit line to $17.5 million and reducing the acquisition line of credit to $17.5 million until June 29, 2007. On June 29, 2007, the Company entered into a fourth amendment of the credit facility which extended the adjustment period of the third amendment from June 29, 2007 to July 31, 2007. On July 31, 2007, the Company entered into a fifth amendment of the credit facility which extended the adjustment period of the third amendment from June 29, 2007 to August 15, 2007. Depending on the type of loan, this credit facility bore interest at the Base Rate or the Eurodollar Rate, plus applicable margins ranging from 0.00% to 1% and 2.5% to 3.5% per annum, respectively, depending on our ratio of total debt to consolidated EBIDTA, as defined in the credit agreement. The Base Rate is the higher of the federal funds rate plus 0.05% or the prime rate announced by Fleet National Bank, a Bank of America Company. The Eurodollar Rate was determined by the administrative agent according to the credit facility. The amounts due under these lines of credit were satisfied on August 15, 2007 through the issuance of the Series B Senior Secured Notes described below.

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

The following is a summary of the material provisions of the Credit Agreement and the Note Purchase Agreement. This summary is qualified in its entirety by reference to the Credit Agreement, the Note Purchase Agreement, and the Notes issued under the Note Purchase Agreement. Capitalized terms which are not defined in this Annual Report on Form 10-K shall have the meanings assigned to such terms in the Credit Agreement and Note Purchase Agreement.

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

Subject to certain exceptions, the Borrowers agreed under the Credit Agreement to certain customary affirmative and negative covenants, which include, among other matters, covenants restricting the incurrence of indebtedness, the making of investments and acquisitions, the issuance of certain types of equity securities, the making of dispositions and the making of certain fundamental changes in equity structure. As of December 31, 2007, the Company was in compliance with all debt covenants.

As of December 31, 2007, the Company had $13.3 million outstanding under the Credit Agreement.

The agreements governing the revolving credit facility, the acquisition line of credit and the senior secured notes contain restrictive covenants that, among other things, prohibit distributions upon defined events of default, restrict investments and sales of assets and require us to maintain certain financial covenants, including specified financial ratios. As December 31, 2007, the Company was in compliance with all debt covenants.

Senior Secured Notes

Pursuant to the Note Purchase Agreement, the Issuers and the Note Purchasers agreed to (a) exchange certain Series A Notes issued pursuant to that certain Note Purchase Agreement dated as of September 20, 2004, as amended, for new Series A Notes, as defined in the Note Purchase Agreement, due September 20, 2009, in the maximum aggregate amount of $80,000,000; and (b) issue Series B Notes, as defined in the Note Purchase Agreement, due August 15, 2012 in the aggregate amount of $35,000,000, subject to the option, on an uncommitted basis, to issue/purchase additional secured Shelf Notes in the aggregate amount of up to $35,000,000, and to issue/purchase additional secured Shelf Notes to refinance the Series A Notes (Series A Notes, Series B Notes and the Shelf Notes are referred to collectively as the “Notes”). “). On December 21, 2007, pursuant to the Note Purchase Agreement, as amended, the Operating Company and its subsidiaries issued Senior Secured Series C Notes (the “Series C Notes”) in the aggregate principal amount of $17.5 million, due December 21, 2012, The Series A Notes bear an interest rate of 7.66% per annum, the Series B Notes bear an interest of 9.34% per annum and the Series C Notes bear an interest rate of 9.09% per annum.

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

The agreements governing the Notes and the Credit Agreement contain restrictive covenants that, among other things, prohibit distributions upon defined events of default, restrict investments and sales of assets and require us to maintain certain financial covenants, including specified financial ratios. As of December 31, 2007, the Company was in compliance with all debt covenants.

Deferred financing costs as of December 31, 2007 consisted of approximately $4.5 million of debt issuance costs, less accumulated amortization of approximately $1.2 million. These costs were incurred in connection with the issuance of the Company’s senior secured notes during September 2004 and its amendment during August 2007.

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

Management periodically evaluates all evidence, both positive and negative, in determining whether a valuation allowance to reduce the carrying value of deferred tax assets is still needed. In 2007, it concluded, based on the projected allocations of taxable income, the Partnership’s corporate subsidiaries will not more likely than not realize a partial benefit from its deferred tax assets and loss carryforwards. Ultimate realization of the deferred tax asset is dependent upon, among other factors, the Partnership’s corporate subsidiaries’ ability to generate sufficient taxable income within the carryforward periods and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used.

Components of the income tax provision (benefit) applicable to continuing operations for federal and state taxes are as follows:

	Year Ended December 31,
	2005	2006	2007
	(in thousands)
Taxes Payable:
Federal	$1,250	$989	$227
State	587	438	398

Total	1,837	1,427	625
Deferred Income:
Federal	—	—	—
State	—	—	—

Total	—	—	—

Total tax	$1,837	$1,427	$625

The difference between the statutory federal income tax and our effective income tax is summarized as follows:

	Year Ended December 31,
	2005	2006	2007
Computed tax provision at the applicable statutory income tax rate	$2,074	$1,563	$1,199
State and local taxes net of federal income tax benefit	381	285	259
Tax exempt (income) loss	217	(538)	(371)
Change in valuation allowance	1,304	2,837	3,660
Partnership earnings not subject to tax	(2,532)	(2,687)	(4,155)
Other	393	(33)	33

Income taxes	$1,837	$1,427	$625

Deferred tax assets and liabilities result from the following (in thousands):

	December 31,
	2006	2007
	(in thousands)
Deferred tax assets:
Property plant and equipment	$142	—
Deferred revenue	3,995	1,121
Prepaid expenses	2,506	3,951
State net operating loss	5,705	4,600
Federal net operating loss	13,208	19,146
Alternative minimum tax credit	36	36
FAS 115 adjustment	—	3,632
Valuation allowance	(16,212)	(17,625)

Total deferred tax assets	9,380	14,861
Deferred tax liabilities:
Property plant and equipment	—	38
FAS 115 Adjustment	1,715	—
Deferred cost adjustment	1,977	797
Acquisition	5,688	14,026

Total deferred tax liabilities	9,380	14,861

Net deferred tax liabilities	$—	$—

We had available, at December 31, 2007, approximately $36,000 of alternative minimum tax credit carryforwards, which are available indefinitely, and $54.7 million of federal net operating loss carryforwards, which will begin to expire in 2019 and $92.0 in state net operating losses which will begin to expire in 2008.

The Company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies. As required by Interpretation 48, which clarifies Statement 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. The impact of adopting FIN 48 was not material as of the date of adoption or in subsequent periods. As a result of the implementation of Interpretation 48, the Company did not recognize any change in the liability for unrecognized tax benefits and there was no change to the January 1, 2007 balance of retained earnings. As of January 1, 2007, the Company had approximately $871K of unrecognizable tax benefits. If recognized, the $871K of the unrecognized tax benefits would reduce income tax expense and the Company’s effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits under FIN 48 is as follows

Balance at January 1, 2007	$871,000
Additions based on tax positions related to the current year	0
Additions for tax positions of prior years	0
Reductions for tax positions of prior years	0
Reductions as result of lapse of applicable statute of limitations	0
Settlements	0

Balance at December 31, 2007	$871,000

The Company and its subsidiaries are subject to US federal income tax as well as income taxes of multiple state jurisdictions. The Company’s effective tax rate fluctuates over time based on income tax rates in the various tax jurisdictions in which the Company operates and based on the level of earnings in those jurisdictions. Several entities of the Company are currently under examination by the Internal Revenue Service for its separate company US income tax returns for year ending December 31, 2005. The audits are only in the preliminary stages and management does not expect any material impact to the financials to occur as a result of these audits. The Company is not currently under examination by any state jurisdictions. The federal statute of limitations and certain states are opened from 2004 forward. Management believes that the accrual for tax liabilities is adequate for all open years. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. On the basis of present information, it is the opinion of the Company’s management that there are no pending assessments that will result in a material adverse effect on the Company’s condensed consolidated financial statements over the next twelve months.

The Company recognizes any interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses for all periods presented. The Company has not recorded any material interest or penalties during any of the years presented.

9.    DEFERRED CEMETERY REVENUES—NET / DEFERRED SELLING AND OBTAINING COSTS

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

At December 31, 2006 and December 31, 2007, deferred cemetery revenues, net, consisted of the following:

	December 31,
	2006	2007
	(In Thousands)
Deferred cemetery revenue	$149,327	$160,429
Deferred merchandise trust revenue	27,422	21,709
Deferred pre-acquisition margin	41,954	62,428
Deferred cost of goods sold	(22,600)	(23,624)

Deferred cemetery revenue, net	$196,103	$220,942

Deferred selling and obtaining costs	$33,478	$35,836

10.    RETIREMENT PLANS

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

If a grantee’s employment, consulting arrangement or membership on the board of directors terminates for any reason, the grantee’s restricted units and phantom units will be automatically forfeited unless, and to the extent, the compensation committee provides otherwise or unless otherwise provided in an award agreement. Common units to be delivered with respect to these awards may be common units acquired by our general partner in the open market, common units already owned by our general partner, common units acquired by general partner directly from us or any other person or any combination of the foregoing. Our general partner will be entitled to reimbursement by us for the cost incurred in acquiring common units. If we issue new common units with respect to these awards, the total number of common units outstanding will increase.

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

As of December 31, 2007, 386,442 restricted phantom units had been granted under the plan, 360,500 of which vest in direct proportion to the conversion of subordinated units into common units in accordance to the provision of the Partnership Agreement. The additional 25,942 units issued to certain members of our board of directors as compensation for serving on the board are fully vested at issuance.

The following table sets forth the LTIP restricted phantom unit activity for the periods indicated:

	Years Ended December 31,
	2005	2006	2007
Outstanding, beginning of period	—	—	381,779
Granted (1)	—	381,779	4,663
Matured	—	—	90,125
Forfeited	—	—	—

Outstanding, end of period	—	381,779	296,317

Non-cash compensation expense recognized (in thousands) (2)	$—	$1,212	$4,741

(1)	The weighted average price for phantom unit awards on the date of grant was $21.22 for awards granted for the year ended December 31,2006 and $24.83 for awards granted for the year ended December 31, 2007. There were no units awarded for the year ended December 31, 2005.
(2)	Includes $0.6 million in stock based compensation related to the grant of Class B Units in our general partner to two of our senior executives.

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

In 2006, the Company began awarding UARs. The compensation expense is the fair value on the date of grant, recognized over the vesting period. The fair value for these awards was estimated using the Black-Scholes-Merton valuation model and follows the provisions of SFAS No. 123R. The Company used historical data and other pertinent information to estimate the expected volatility for the term of the award and the outstanding period of the award for separate groups of employees that had similar historical exercise behavior. The risk free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant. The weighted-average fair value of unit appreciation rights granted during the year ended December 31, 2006 was $2.47. Pursuant to SFAS 123R, the fair value is amortized to expense ratably over the vesting period. There were no unit appreciation rights granted during the year ended December 31, 2007.

A summary of unit appreciation rights activity for the year ended December 31, 2007 follows:

	Year Ended December 31, 2007
	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Fair Value Price Per Share
Outstanding at beginning of year	120,000	$24.14	$2.47
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—

Outstanding at end of year	120,000	$24.14	$2.47

Exercisable at end of year	30,000	$24.14	$2.47

The following table summarizes information about stock appreciation rights outstanding as of December 31, 2007:

	Unit Appreciation Rights Outstanding				Unit Appreciation Rights Exercisable
Range of Exercise Prices Per Unit	Number Outstanding	Weighted- Average Remaining Contractual Term (in years)	Weighted- Average Exercise Price Per Unit	Aggregate Intrinsic Value	Number Exercisable	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price Per Unit	Aggregate Intrinsic Value
$ 24.14	120,000	2.53	$24.14	$296,400	30,000	2.53	$24.14	$74,100

The fair value of each unit appreciation right granted is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

December 31, 2006
Expected dividend yield	7.90%
Risk-free interest rate	4.50%
Expected volatility	24.20%
Expected life (in years)	3.53

As of December 31, 2007, there was approximately $124,000 of unrecognized compensation cost related to nonvested unit appreciation rights. Such cost is expected to be recognized over a weighted-average period of 1.75 years. Total compensation expense for stock appreciation rights was $150,100, for the year ended December 31, 2007.

11.    COMMITMENTS AND CONTINGENCIES

Legal—The Company is party to legal proceedings in the ordinary course of its business but does not expect the outcome of any proceedings, individually or in the aggregate, to have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Leases—At December 31, 2006 and 2007, the Company was committed to operating lease payments for premises, automobiles and office equipment under various operating leases with initial terms ranging from one to five years and options to renew at varying terms. Expenses under operating leases were $0.6 million for the year ended December 31, 2006 and $0.7 for the year ended December 31, 2007.

At December 31, 2007, operating leases will result in future payments in the following approximate amounts (in thousands):

(in thousands)
2008	$705
2009	665
2010	549
2011	474
2012	392
Thereafter	485

Total	$3,270

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

12.    SUBSEQUENT EVENTS

On January 31, 2008 the company acquired one cemetery location in West Virginia with an aggregate purchase price of $1.1 million.

On February 14, 2008, the Company paid a distribution to the common and subordinated unitholders of record as of the close of business on February 2, 2008, in the amount of $0.5150 per unit totaling approximately $6.1 million.

13.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following summarizes certain quarterly results of operations:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per unit amounts)
Fiscal 2006
Revenues	$26,652	$28,292	$26,906	$33,263
Gross Profit (1)	$6,336	$7,195	$6,906	$8,536
Net Earnings (Loss)	$941	$1,080	$1,176	$(157)
General partners’ interest in net income for the period	$19	$22	$24	$(4)
Limited partners’ interest in net income for the period
Common	$476	$546	$595	$(79)
Subordinated	$446	$512	$557	$(74)
Net Income per Common Unit
Basic	$.11	$.12	$.13	$(.02)
Diluted	$.11	$.12	$.13	$(.02)

	Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per unit amounts)
Fiscal 2007
Revenues	$30,540	$40,664	$35,376	$38,734
Gross Profit (1)	$6,455	$12,210	$10,666	$8,736
Net Earnings (Loss)	$(651)	$4,663	$(7)	$(1,219)
General partners’ interest in net income for the period	$(13)	$93	$—	$(24)
Limited partners’ interest in net income for the period
Common	$(339)	$2,426	$(4)	$(742)
Subordinated	$(299)	$2,144	$(3)	$(453)
Net Income per Common Unit
Basic	$(.07)	$.54	$—	$(.13)
Diluted	$(.07)	$.54	$—	$(.13)

(1)	The Company defines Gross Profit as cemetery sales less cost of sales and selling expenses.

14.    ACQUISITIONS

On December 21, 2007 the Company acquired 45 cemeteries and 30 funeral homes from Service Corporation International (NYSE: SCI), joined by certain of its direct and indirect subsidiary entities for $68.0 million. The results of the operations of these acquired cemeteries and funeral homes have been included in the consolidated financial statements since that date. Including the acquisition transaction costs, the transaction was valued at $76.5 million for accounting purposes.

We acquired two additional cemeteries during the third quarter of 2007 with an aggregate purchase price of approximately $2.4 million.

The following table summarizes the estimated fair values (in thousands) of the assets acquired and liabilities assumed as of the acquisition dates. StoneMor is in the process of finalizing the allocation of the purchase price; thus, the allocation shown below is preliminary and subject to further refinement.

Assets acquired
Long-term accounts receivable	$9,816
Inventory	$817
Cemetery property	19,470
Property and equipment	25,492
Merchandise trust funds	68,256

Total assets acquired	123,851

Liabilities assumed
Deferred margin	23,171
Deferred interest	32
Merchandise liability	21,388

Total liabilities assumed	44,591

Net assets acquired	$79,260

The following unaudited pro forma information presents a summary of results of operations of StoneMor and the acquired cemeteries and funeral homes as if the acquisitions had occurred January 1, 2007.

	Year ended December 31,
	2006	2007
	(unaudited)	(unaudited)
	(in thousands, except per unit)
Revenues	$159,134	$187,882
Net Income	(907)	9,075
Net Income per limited partner unit (basic and diluted)	(.10)	1.00

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

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2007.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which appears herein.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors StoneMor GP LLC and Unitholders of StoneMor Partners L.P.

Levittown, Pennsylvania

We have audited the internal control over financial reporting of StoneMor Partners L.P. (the “Company”) as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated March 17, 2008 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

March 17, 2008

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Partnership Structure and Management

StoneMor GP LLC, as our general partner, manages our operations and activities. Unitholders are not entitled to participate, directly or indirectly in our management or operations.

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business. Unitholders do not have the right to elect our general partner or its directors on an annual or other continuing basis. Our general partner may not be removed except by the vote of the holders of at least 66 2/3% of the outstanding common and subordinated units, including units owned by our general partner and its affiliates, voting together as a single class. Because of their controlling ownership interest in our general partner, the McCown De Leeuw funds are able to control the election of a majority of the directors of our general partner.

Directors and Executive Officers of StoneMor GP LLC

The following table shows information regarding the directors and executive officers of our general partner. Directors are elected for one-year terms.

Name	Age	Positions with Stonemor GP LLC
Lawrence Miller (1)	59	Chief Executive Officer, President and Chairman of the Board
William R. Shane (1)	61	Executive Vice President, Chief Financial Officer and Director
Michael L. Stache	56	Senior Vice President and Chief Operating Officer
Robert Stache	59	Senior Vice President—Sales
Gregg Strom	65	Vice President—Business Development
Paul Waimberg	50	Vice President—Finance
Allen R. Freedman	67	Director
Peter K. Grunebaum	74	Director
Robert B. Hellman, Jr.	48	Director
Martin R. Lautman, Ph.D.	61	Director
Fenton R. Talbott	66	Director
Howard L. Carver	63	Director

(1)	The Amended and Restated Limited Liability Company Agreement of our general partner, or the GP LLC Agreement, specifies that, so long as Mr. Miller serves as Chief Executive Officer of our general partner, he shall also serve as a director of our general partner and, so long as Mr. Shane serves as Chief Financial Officer of our general partner, he shall also serve as a director of our general partner.

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

Robert Stache has served as our Senior Vice President of Sales since our formation in April 2004 and has served in the same capacity with Cornerstone since March 1999. Mr. Stache was in charge of the North Central Region for The Loewen Group, Inc. for both funeral home and cemetery sales from 1996 to 1999. Mr. Stache joined The Loewen Group in 1995, when it acquired Osiris Holding Corporation, where Mr. Stache had been Vice President of Sales for the Cemetery Division. Mr. Stache joined Osiris in 1988 as Vice President of Sales for Colorado.

Gregg Strom has been our Vice President of Business Development since our formation in April 2004 and has acted as Senior Vice President of Business Development of Cornerstone since March 1999. Mr. Strom previously acted as the Vice President of Cemetery Operations for The Loewen Group, Inc.’s Cemetery and Combination Division, which he joined in 1995. From 1990 to 1995, Mr. Strom was National Director of Sales, Marketing and Corporate Development at Osiris Holding Corporation. Before 1990, Mr. Strom held various positions with Osiris, Service Corporation International and Morlan International, Inc.

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

Mr. Hellman holds positions with McCown De Leeuw & Co., LLC, whose sponsored investment funds together beneficially own 87.8% of CFSI LLC through the funds’ direct ownership of approximately 10.6% of the Class B units of CFSI LLC and indirectly through the funds’ ownership of approximately 90.8% of the membership interests in Cornerstone Family Services LLC, which owns 85% of the Class B units of CFSI LLC. CFSI LLC indirectly owns our 2% general partner interest. See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” below.

Messrs. M. Stache and R. Stache are brothers.

Board Meetings and Committees

From January 1, 2007 to December 31, 2007, the Board of Directors of our general partner held four meetings. All directors then in office attended all of these meetings, either in person or by teleconference. We have standing Audit, Conflicts, Trust and Compliance, and Nominating, Compensation and Corporate Governance Committees of the Board of Directors of our general partner. The Board of Directors of our general partner appoints the members of such committees. The Audit Committee has a written charter approved by the board and which is posted on our website at www.stonemor.com under the “Investor Relations” section. The current members of the committees, the number of meetings held by each committee from January 1, 2007 to December 31, 2007, and a brief description of the functions performed by each committee are set forth below:

Audit Committee (5 meetings).    The members of the Audit Committee are Messrs. Freedman (Chairman), Grunebaum and Carver. Messrs. Freedman, Carver and Grunebaum, attended all meetings of the Audit Committee for the period noted above. The primary responsibilities of the Audit Committee are to assist the Board of Directors in its general oversight of our financial reporting, internal controls and audit functions, and it is directly responsible for the appointment, retention, compensation and oversight of the work of our independent auditors. Messrs. Freedman, Carver and Grunebaum each qualify as “independent” under applicable standards established by the SEC and Nasdaq for members of audit committees.

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

Conflicts Committee (4 meetings).    The members of the Conflicts Committee are Messrs. Freedman (Chairman), Carver and Grunebaum. The primary responsibility of the Conflicts Committee is to review matters that the directors believe may involve conflicts of interest. The Conflicts Committee determines if the resolution of the conflict of interest is fair and reasonable to us. The members of the Conflicts Committee may not be officers or employees of our general partner or directors, officers, or employees of its affiliates and must meet the independence standards to serve on an audit committee of a board of directors established by Nasdaq and certain other requirements. Any matters approved by the Conflicts Committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners, and not a breach by our general partner of any duties it may owe us or our unitholders. During all four meetings, Mr. Freedman did not attend, and Mr. Carver was appointed acting chairman.

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

Nominating, Compensation and Corporate Governance Committee (6 meetings).    The members of the Nominating, Compensation and Corporate Governance Committee are Messrs. Talbott (Chairman), Hellman, and Lautman. All the members attended all meetings of the Committee for the period noted above. The primary responsibility of the Nominating, Compensation and Corporate Governance Committee is to oversee compensation decisions for the outside directors of our general partner and executive officers of our general partner (in the event they are to be paid by our general partner) as well as our long-term incentive plan, and to select and recommend nominees for election to the Board of Directors of our general partner.

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

Code of Ethical Conduct for Financial Managers

We have adopted a Code of Ethical Conduct applicable to all of our financial managers, including principal executive officers, principal financial officers, principal accounting officer or controller or persons performing similar functions. The Code of Ethical Conduct for Financial Managers incorporates guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. The Code of Ethical Conduct for Financial Managers is publicly available on our website under the “Investor Relations” section (at www.stonemor.com). If any amendments are made to the Code of Ethical Conduct for Financial Managers or if StoneMor or its general partner grants any waiver, including any implicit waiver, from a provision of the code to any of its financial managers, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Our general partner’s directors, officers and beneficial owners of more than 10 percent of common units are required to file reports of ownership and reports of changes in ownership with the SEC. Directors, officers and beneficial owners of more than 10% of our common units are also required to furnish us with copies of all such reports that are filed. Based on our review of copies of such forms and amendments, we believe that all of our directors, executive officers and greater than 10% beneficial owners complied with all filing requirements under Section 16(a) of the Exchange Act, during the year ended December 31, 2007.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Our Compensation Process

Our business is managed by the directors, officers and employees of StonMor GP LLC, our general partner. We have no employees of our own. Accordingly, all decisions relating to compensation of the executive officers and directors of our general partner are made by the board of directors of our general partner, which we refer to as the board. The Nominating, Compensation and Corporate Governance Committee of the board, which we refer to as the compensation committee, is responsible for making recommendations to the board regarding the compensation of executive officers, outside directors and for overseeing all executive officer compensation programs, plans and policies, including those involving the issuance of equity securities.

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

Annual Cash Incentive Bonus.    Our annual cash incentive bonus program is designed to motivate our executives to achieve our short-term earnings growth and cash distribution goals. For 2007, our goal was to exceed a pre-determined level of earnings before depreciation interest, taxes and amortization, or EBITDA. The amount earned under this program by each of our executive officers named in the Summary Compensation Table is set forth under the caption “Non-Equity Incentive Plan Compensation” in that table. The aggregate bonus available for our executive officers in 2007 was allocated in proportion to their base salaries. The minimum EBITDA goal, the other elements of our annual cash incentive bonus program and the identity of the participants in the program were determined in the discretion of the board and compensation committee, after considering the recommendations of our chief executive officer.

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

The board does not have a program, plan or practice to time grants of awards in coordination with release of material non-public information. In 2006, the grants of awards to our named executive officers were made at the same time as grants to other employees, and the timing of such awards was determined in the discretion of the board and compensation committee. We made no such grants in 2007.

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

Other Matters.    The compensation committee and board did not engage outside compensation consultants for advice in 2007 but did consider available comparable company data in making compensation related decisions in 2007. The board has not established a policy for the adjustment of any compensation award or payment if the relevant performance measures on which they are based are restated or adjusted. The board has not established any security ownership guidelines for executive officers and would not have considered the existing equity ownership levels of recipients or prior fully vested awards had they made any awards for 2007. The board considered the impact of accounting and tax treatments to us and the recipients in granting awards in 2006 under our long-term incentive plan.

COMPENSATION COMMITTEE REPORT

The Compensation, Nominating and Governance Committee of the board of directors of our general partner has reviewed and discussed with management the Compensation Discussion and Analysis for the year ended December 31, 2007. Based on such review and discussions, the Committee recommended to the Board that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

By the Committee.

Fenton R. Talbott, Chairman

Robert B. Hellman, Jr.

Martin R. Lautman

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation awarded to, earned by, or paid to our chief executive officer, our chief financial officer and our three other most highly compensated executive officers, referred to as named executive officers, for all services rendered in all capacities to us and our subsidiaries.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards(2) ($)	Option Awards(2) ($)	Non-Equity Incentive Plan Compensa- tion(3) ($)	All Other Compensa- tion(4) ($)	Total ($)
Lawrence Miller,	2007	$378,000	(5)	(1)	$660,867	—	$373,074	$13,200	$1,425,141	(6)
Chief Executive Officer,	2006	$364,000	(5)	(1)	$125,022	—	$258,289	$13,200	$760,511	(6)
President and Chairman of the Board

William R. Shane,	2007	$378,000	(5)	(1)	$660,867	—	$373,074	$13,200	$1,425,141	(6)
Executive Vice President,	2006	$364,000	(5)	(1)	$125,022	—	$258,289	$13,200	$760,511	(6)
Chief Financial Officer and Director

Michael L. Stache,	2007	$270,000	(5)	(1)	$478,188	—	$266,482	$12,000	$1,026,670	(6)
Senior Vice President and Chief Operating Officer	2006	$260,000	(5)	$29,790	$90,463	—	$111,032	$12,000	$503,285	(6)

Robert Stache,	2007	$270,000	(5)	(1)	$478,188	—	$266,482	$12,000	$1,026,670	(6)
Senior Vice President—Sales	2006	$260,000	(5)	$29,790	$90,463	—	$111,032	$12,000	$503,285	(6)

Gregg Strom,	2007	$231,750		(1)	$128,950	$12,508	$110,170	$12,000	$495,378	(6)
Vice President—Business Development	2006	$225,312		$69,510	$24,395	$2,366	—	$12,000	$333,583	(6)

(1)	No bonus was paid in 2006 or 2007, as applicable except as part of our non-equity incentive plan.
(2)

Represents the dollar amount recognized for financial statement reporting purposes in accordance with FAS 123R. A discussion of the assumptions used in calculating these values may be found in Note 10 to our 2007 Consolidated Financial Statements.

(3)	Non-equity incentive compensation is payable pursuant to our annual cash incentive bonus program, which provides that certain of our employees, including the named executive officers, will be paid a bonus if our EBITDA exceeds a goal established by the board. For purposes of our annual cash incentive bonus program, we use internally generated non-GAAP financial information which is not derived from our audited consolidated financial statements.
(4)	Amount of car allowance.
(5)	Base salary is payable pursuant to the terms of an employment agreement effective as of September 20, 2004. (See “Employment Agreements”).
(6)	For information regarding cash distributions that may be received by our named executive officers by reason of their ownership interests in our general partner or its affiliates see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END FOR 2007

The following table sets forth information with respect to outstanding equity awards at December 31, 2007 for our named executive officers.

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(1)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
Lawrence Miller	—	—	—		—	—		—	—	61,500	$1,233,075
William R. Shane	—	—	—		—	—		—	—	61,500	$1,233,075
Michael L. Stache	—	—	—		—	—		—	—	44,500	$892,225
Robert Stache	—	—	—		—	—		—	—	44,500	$892,225
Gregg Strom	—	—	—		—	—		—	—	12,000	$240,600
Gregg Strom	—	—	10,000	(3)	$24.14	11/27/11	(4)	—	—	—

(1)

Pursuant to key employee restricted unit agreements entered into under our long-term incentive plan (see “Long-Term Incentive Plan”), on November 8, 2006, Messrs. Miller and Shane each received 61,500 phantom units, of which 21,500 units are time vested and 40,000 are performance vested, Messrs. M. Stache and R. Stache each received 44,500 phantom units, of which 16,500 units are time vested and 28,000 are performance vested, and Mr. Strom received 12,000 phantom units, of which 5,000 are time vested and 7,000 are performance vested. Time vested units vest at a percentage rate which is equal to the smaller of (i) the percentage of our outstanding subordinated units which have converted into our common units on a one-for-one basis under Section 5.8 of our partnership agreement (see Item 5, “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” – “Cash Distribution Policy” – “Subordination Period”), or (ii) the percentage which is equal to a fraction, the numerator of which is the number of months which have elapsed since September 20, 2004, and the denominator of which is 48. Performance units vest at a percentage rate which is equal to the percentage of our outstanding subordinated units which have converted into our common units on a one-for-one basis under Section 5.8 of our partnership agreement. All phantom units vest on a change of control as defined in our long-term incentive plan (see “Long-Term Incentive Plan”).

(2)	The value set forth in this column has been computed by multiplying the closing price of a common unit on December 31, 2007 by the number of unvested units.
(3)	Pursuant to a unit appreciation rights agreement entered into under our long-term incentive plan, on November 27, 2006, Mr. Strom was granted 10,000 performance vested unit appreciation rights. The UARs entitle him to receive, in our whole common units, the excess of the fair market value of the common unit on the exercise date over the base exercise price of $24.14, which was the last trading price according to Yahoo.Finance.com of a common unit immediately preceding the grant. Performance vested UARs vest at a percentage rate equal to the percentage of our outstanding subordinated units which have converted into our common units on a one-for-one basis under our partnership agreement. All of the UARs vest on a change of control as defined in the long-term incentive plan.
(4)	The expiration date will be extended for an additional two years if UARs are not fully vested by November 27, 2011.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

The following table describes the potential payments and benefits under our employment agreements and agreements relating to awards granted under our long-term incentive plan to which the named executive officers would be entitled upon termination of employment if we terminated their employment without cause or if the executive terminates for good reason, assuming the termination took place on December 31, 2007. A change of control of our general partner or of us would not trigger severance payments but would accelerate the vesting of the outstanding unvested awards granted under our long-term incentive plan.

Name	Cash Severance Payment(1) ($)	Continuation of Medical/ Welfare Benefits (Present Value)(1) ($)	Acceleration and Continuation of Equity Awards (Unamortized Expense as of 12/31/07)(1) ($)	Excise Tax Gross Up(1) ($)	Total Termination Benefits ($)
Lawrence Miller	$945,000	$17,738	$644,163	—	$1,606,901
William R. Shane	$945,000	$22,838	$644,163	—	$1,612,001
Michael L. Stache	$675,000	$17,738	$466,102	—	$1,158,840
Robert Stache	$675,000	$17,738	$466,102	—	$1,158,840
Gregg Strom	—	—	$125,690	—	$125,690

(1)	See “Employment Agreements.”

DIRECTOR COMPENSATION

The following table sets forth compensation information for 2007 for each member of our general partner’s board of directors who is not also an executive officer. Our executive officers do not receive additional compensation for serving on the board. See “Summary Compensation Table” for disclosures related to our executive-officer directors, Lawrence Miller and William R. Shane.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Howard Carver (1)	$29,750	$20,775	(2)	—	—	—	—	$50,525
Allen Freedman (1)	$34,250	$21,799	(2)	—	—	—	—	$56,049
Peter Grunebaum (1)	$27,250	$22,193	(2)	—	—	—	—	$49,443
Robert B. Hellman, Jr. (3)	$25,000	—		—	—	—	—	$25,000
Martin R. Lautman (1)	—	$22,193	(2)	—	—	—	—	$22,193
Fenton R. Talbott (1)	$32,500	$22,193	(2)	—	—	—	—	$54,693

(1)	Each of Messrs. Carver, Freedman, Grunebaum and Talbott receive an annual cash retainer of $12,500, an annual retainer in deferred restricted units of $12,500, a meeting fee of $1,000 for each meeting of the board of directors attended in person and $750 for each committee meeting attended in person, a fee of $500 for participation in each telephone board call that is greater than one hour, but less than two hours, and $1,000 for participation in each telephone board call that is two hours or more. Mr. Lautman receives identical compensation as the directors listed above, however, he does not receive the cash portion of the annual retainer.
(2)

During 2007, each of Messrs. Carver, Freedman, Grunebaum, Lautman and Talbott were awarded a total of 513 phantom units in payment of the portion of their annual retainer payable in deferred restrictive units. The phantom units are credited to a mandatory deferred compensation account established for each such person. For each phantom unit in such account, we credit the account, solely in additional phantom units, an amount of distribution equivalent rights so as to provide the phantom unit holders a means of participating on a one-for-one basis in distributions made to holders of our common units. Messrs. Freedman, Lautman and Talbott each own an additional 4,454 phantom units, Mr. Grunebaum owns an additional 4,266 phantom units and Mr. Carver owns an additional 3,776 phantom units, in each case received in connection with their annual directors compensation for years prior to 2007. In 2007, Messrs. Freedman, Lautman and Talbott were each credited with an additional 378 phantom units, Mr. Grunebaum was credited with an additional 362 phantom units and Mr. Carver was credited with an additional 322 phantom units pursuant to their distribution equivalent rights. Payments to participants of the participant’s mandatory deferred compensation account will be made on the earlier of (i) separation of the participant from service as a director, (ii) disability, (iii) unforeseeable emergency, (iv) death, (v) change of control of our company or our general partner or (vi) the occurrence of certain other events specified in Section 409A of the Internal Revenue Code. Participants will be paid at our election in our common units or cash. See Note 10 of our Consolidated Financial Statements regarding assumptions we used underlying the valuation of equity awards. The full award date fair value of the awards received in 2007 by each director, computed in accordance with the FAS 123R, was $22,819 for each of Messrs. Freedman, Lautman and Talbott, $22,335 for Mr. Grunebaum and $21,076 for Mr. Carver. At December 31, 2007, the aggregate number of awards outstanding for each of our non-employee directors was 5,344 for each of Messrs. Freedman, Lautman and Talbott, 5,141 for Mr. Grunebaum and 4,611 for Mr. Carver. Represents the dollar amount recognized for financial statement reporting purposes in accordance with FAS 123R.

(3)	Mr. Hellman receives $25,000 in annual retainer for his services as a director.

EMPLOYMENT AGREEMENTS

The following is a summary of the material provisions of the employment agreements between our general partner and Messrs. Miller, Shane, M. Stache and R. Stache.

The employment agreements contemplate that each employee will serve as an officer of our general partner and other affiliates. Each of the employment agreements has an initial term that expires one year from the effective date, but is automatically extended for successive one-year terms unless either party gives written notice of non-renewal 90 days prior to the end of the term.

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

LONG-TERM INCENTIVE PLAN

Our general partner has adopted the StonMor Partners L.P. Long-Term Incentive Plan, as amended for its employees, consultants and directors, who perform services for us. The long-term incentive plan permits the grant of awards covering an aggregate of 624,000 common units in the form of unit options, unit appreciation rights, restricted units and phantom units. The plan is administered by the compensation committee of our general partner’s board of directors. The plan will continue in effect until the earliest of (i) the date determined by the board of directors of our general partner; (ii) the date that common units are no longer available for payment of awards under the plan; or (iii) the tenth anniversary of the plan.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

None of the persons who served as members of the Compensation, Nominating and Governance Committee (Fenton R. Talbott, Robert B. Hellman, Jr. or Martin R. Lautman) in 2007 has ever been an officer or other employee of our company, or has any relationship requiring disclosure under Item 404 of Regulation S-K other than as described in “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Additionally, there were no compensation committee “interlocks” during 2007, which generally means that none of executive officers of our general partner served as a director or member of the compensation committee of another entity, one of whose executive officers served as a director or member of the Nominating, Compensation and Governance Committee of the board of directors of our general partner.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 1, 2008, the beneficial ownership of the common and subordinated units of StoneMor as of March 1, 2008 held by beneficial owners of 5% or more of the units, by directors and named executive officers of our general partner and by all directors and executive officers of our general partner as a group. Unless otherwise indicated, the address for each unitholder is c/o StoneMor Partners L.P., 311 Veterans Highway, Suite B, Levittown, PA 19056. Unless otherwise indicated, the beneficial owner named in the table is deemed to have sole voting and sole dispositive power of the units set forth opposite such beneficial owner’s name.

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Total Units Beneficially Owned
CFSI LLC (1)(2)	—	*	3,179,837	100.0%	27.2%
311 Veterans Highway
Levittown, PA 19056
MDC Management Company IV, LLC (1)(2)(3)	—	*	3,179,837	100.0%	27.2%
525 Middlefield Road, Suite 210
Menlo Park, CA 94025
George McCown (2)(4)	5,000	*	3,179,837	100.0%	27.3%
525 Middlefield Road, Suite 210
Menlo Park, CA 94025
David De Leeuw (2)(4)	—	*	3,179,837	100.0%	27.2%
525 Middlefield Road, Suite 210
Menlo Park, CA 94025
McCown De Leeuw & Co. IV, L.P. and affiliated funds (1)(2)(5)	—	*	3,179,837	100.0%	27.2%
525 Middlefield Road, Suite 210
Menlo Park, CA 94025
Neuberger Berman, LLC	1,252,689	14.7%	—	*	10.7%
605 Third Avenue
New York, NY 10158
Lawrence Miller	60,855	*	—	*	*
William R. Shane	60,855	*	—	*	*
Michael Stache	12,820	*	—	*	*
Gregg Strom	2,873	*	—	*	*
Robert Stache	12,820	*	—	*	*
Paul Waimberg	2,492	*	—	*	*
Allen R. Freedman (6)	20,623	*	—	*	*
Robert B. Hellman, Jr. (4)	5,000	*	3,179,837	100.0%	27.3%
Martin R. Lautman (6)	67,916	*	—	*	*
Fenton R. Talbot (6)	16,508	*	—	*	*
Peter Grunebaum (6)	8,182	*	—	*	*
Howard L. Carver	9,449	*	—	*	*
All directors and executive officers as a group (12 persons)	—	*	—	*	*
	280,393	3.3%	3,179,837	100.0%	29.6%

*	Less than one percent
(1)	The GP LLC Agreement provides that the directors of our general partner will be elected by a plurality vote of Class A units in our general partner; provided however, that so long as Mr. Miller serves as the Chief Executive officer of our general partner, he will also serve as a director of our general partner, so long as Mr. Shane serves as Chief Financial Officer of our general partner, he will also serve as a director of our general partner. CFSI LLC holds all of the outstanding class A units in our general partner. CFSI LLC is controlled by the McCown De Leeuw funds. See note (5).

(2)	CFSI, LLC, McCown De Leeuw & Co. IV, L.P., McCown De Leeuw & Co. IV Associates, L.P., Delta Fund LLC, MDC Management Company IV, LLC, Robert Hellman, Jr., George McCown and David De Leeuw filed a Schedule 13 D with the SEC on January 3, 2008. The information included in this table for such persons is based on the information disclosed in this schedule 13 D.
(3)	MDC Management Company IV, LLC is the general partner of McCown De Leeuw & Co. IV, L.P. and McCown De Leeuw & Co. IV Associates, L.P. and therefore may be deemed to beneficially own all units beneficially owned by these entities See note (5). Certain key investment decisions are made by the unanimous consent of the managing members of MDC Management Company IV, LLC, who are George McCown, David De Leeuw and Robert B. Hellman, Jr.
(4)	Includes 3,179,837 subordinated units beneficially owned by McCown De Leeuw & Co. IV, L.P. and its affiliated funds, of which Messrs. Hellman, McCown and De Leeuw may be deemed to be the beneficial owners as managing members of MDC Management Company IV, LLC, which controls McCown De Leeuw & Co. IV, L.P. and McCown De Leeuw & Co. IV Associates, L.P. Therefore, Messrs. Hellman, McCown and De Leeuw may be deemed to have shared voting power and shared dispositive power with respect to such units. See note (5). Pursuant to Rule 13d-4 under the Exchange Act, Messrs. Hellman, McCown and De Leeuw each disclaim beneficial ownership of the 3,179,837 subordinated units beneficially owned by McCown De Leeuw & Co. IV, L.P. and MDC Management Company IV, LLC.
(5)	Includes 3,179,837 subordinated units held by CFSI LLC, which is controlled by the McCown De Leeuw funds. McCown De Leeuw & Co. IV, L.P., together with its affiliate funds (McCown De Leeuw & Co. IV Associates, L.P. and Delta Fund, LLC), has the right to designate for election a majority of the managers of the board of managers of CFSI LLC pursuant to the limited liability company agreement of CFSI LLC.
(6)	Includes 5,641 deferred restricted phantom units issued to Messrs. Freedman, Lautman and Talbott in connection with their annual directors compensation, 5,432 deferred restricted units for Mr. Grunebaum in connection with his annual directors compensation and 4,889 deferred restricted units for Mr. Carver in connection with his annual directors compensation. Each unit of restricted phantom units representing limited partner interests is the economic equivalent of one common unit representing limited partner interests. Restricted phantom units become payable, in cash or common units, at the election of the issuer, upon the separation of the reporting person from service as a director or upon the occurrence of certain other events specified in Section 409A of the Internal Revenue Code of 1986, as amended. The distribution equivalent rights accrue on restricted phantom units representing limited partner interests and become payable, in cash or common units, at the election of the issuer, upon the separation of the reporting person from service as a director or upon the occurrence of certain other events specified in Section 409A of the Internal Revenue Code of 1986, as amended. Each distribution equivalent right is the economic equivalent of one common unit representing limited partner interests.

Equity Compensation Plan Information

The following table details information regarding our equity compensation plan as of December 31, 2007:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	506,442	$24.14	117,558
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	506,442	$24.14	117,558

(1)	The Long-Term Incentive Plan was adopted by the Board of Directors of our general partner in 2004 amended in November 2005, November 2006 and May 2007. Under this plan, the Board of Directors of our general partner may award to our employees, consultants and directors up to 624,000 common units in the form of unit options, unit appreciation rights, restricted units and phantom units. See Item 11, “Executive Compensation—Long-Term Incentive Plan.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Independence of Directors

The board of directors has determined that Allen Freedman, Howard Carver, Martin Lautman, Robert Hellman and Peter Grunebaum qualify as “independent” directors in accordance with the applicable listing requirements of Nasdaq and the Exchange Act. In making these determinations, the directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities as they may relate to our management and us.

Related Party Transactions Policy and Procedures

The board of directors of our general partner established the Conflicts Committee, which is authorized to exercise all of the power and authority of the board in connection with investigating, reviewing and acting on matters referred or disclosed to it where a conflict of interest exists or arises and performing such other functions as the board may assign to the Conflicts Committee from time to time. Pursuant to the Conflicts Committee Charter, the Conflicts Committee is responsible for reviewing all matters involving a conflict of interest submitted to it by the board of directors or as required by any written agreement involving a conflict of interest to which StoneMor is a party. In approving or ratifying any transaction or proposed transaction, the Conflicts Committee determines whether the transaction complies with our policies on conflicts of interests.

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

The consideration received by our general partner and its affiliates for the contribution of the assets and liabilities to us in 2004	•	2% general partner interest;

•	the incentive distribution rights;

•	564,782 common units; and

•	4,239,782 subordinated units

Distributions of Available cash to our general partner and its affiliates	We will generally make cash distributions 98% to the unitholders, including our general partner, in respect of the common and subordinated units that it owns, and 2% to our general partner.

If distributions exceed the target distribution levels, our general partner will be entitled to increasing percentages of the distributions, up to 50% of the distributions above the highest target level.

Payments to our general partner and its affiliates

Our general partner and its affiliates do not receive any management fee or other compensation for the management of our business and affairs, but they are reimbursed for all expenses that they incur on our behalf, including general and administrative expenses and corporate overhead. As the sole purpose of the general partner is to act as our general partner, substantially all of the expenses of our general partner are incurred on our behalf and reimbursed by us or our subsidiaries. Our general partner determines the expenses that are allocable to us in good faith. All expenses of the nature historically incurred by Cornerstone, other than fees paid to MDC Management Company IV, LLC, will be incurred and paid by us or, if incurred and paid by our general partner, reimbursed by us or our subsidiaries. In 2004, Cornerstone incurred general and administrative expenses of $9.8 million and corporate overhead of $12.5 million, which included a payment of $434,000 to MDC Management Company IV, LLC under an advisory services agreement. In 2005, StoneMor incurred general and administrative expenses of $10.6 million and corporate overhead of $16.3 million and paid no fees to MDC Management Company IV, LLC. In 2006, StoneMor incurred general and administrative expenses of $12.8 million and corporate overhead of $19.8 million. In 2007, StoneMor incurred general and administrative expenses of $15.7 million and corporate overhead of $25.0 million. Wedo not expect to incur additional fees payable to MDC Management Company IV, LLC because our advisory services agreement with them was terminated.

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

Ownership Interests in our General Partner

Our general partner owns our 2% general partner interest and our incentive distribution rights. The following table shows the owners of our general partner:

Name	Ownership of Outstanding Class A Units of StoneMor GP LLC		Ownership of Outstanding Class B Units of StoneMor GP LLC
CFSI LLC	100	%(1)	—
Lawrence Miller	—		30%
William R. Shane	—		30%
Michael Stache	—		20%
Robert Stache	—		20%

(1)

In connection with the conversion of Cornerstone into CFSI LLC, all of the outstanding shares of Cornerstone common stock were converted into Class B units of CFSI LLC, and all of the outstanding shares of Cornerstone preferred stock were converted into Class A units of CFSI LLC, which were redeemed in their entirety in 2007. CFSI LLC is owned directly by Cornerstone Family Services LLC (85% of the Class B units), the McCown De Leeuw funds (10.1% of the Class B units), Messrs. Miller and Shane (each of whom owns 1.2% of the Class B units), and other individuals, including the following directors and executive officers of our general partner, each of whom owns less than 1% of the Class B units: M. Stache, R. Stache, Strom, Waimberg, Talbott, Lautman and Freedman. Each of Messrs. Cornerstone Family Services LLC is, in turn, owned directly by the McCown De Leeuw funds (90.8% membership interest), institutional investors (5.3% aggregate membership interest) and other individuals, including the following directors and executive officers of our general partner: Messrs. Miller, Shane and Lautman. Each of Messrs.

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

The membership interests in our general partner are represented by two classes of units, the Class A units and the Class B units. Each of Messrs. Miller and Shane owns 24 Class B units, or 30% of the 80 outstanding Class B units and Messrs M. Stache and R. Stache owns 16 Class B Units or 20% of the 80 outstanding Class B units. The compensation committee of our general partner may issue up to 20 additional Class B units to other executive officers of our general partner without the consent of Mr. Miller or Mr. Shane. At such time that 100 or more Class B units are issued and outstanding, Messrs. Miller and Shane must consent to any additional issuances of Class B units for so long as both of them are executive officers of our general partner and holders of Class B units. If at that time only one of Messrs. Miller and Shane is both an executive officer of our general partner and a holder of Class B units, then only that one must consent to such additional issuances. If at that time neither of Messrs. Miller and Shane is both an executive officer of our general partner and a holder of Class B units, then holders of a majority of outstanding Class B units must consent to such additional issuances. Additional issuances of Class B units will dilute all outstanding Class B units on a pro rata basis.

The Class B units in the aggregate are entitled to 50% of all quarterly cash distributions that we pay to our general partner with respect to its general partner interest and 25% of all quarterly cash distributions that we pay to our general partner with respect to its incentive distribution rights.

Messrs. Miller, Shane, M. Stache, R. Stache, Strom, Waimberg, Talbott, Lautman and Freedman also indirectly own Class A units of our general partner as a result of their direct and indirect ownership of membership interests in Cornerstone Family Services LLC and CFSI LLC discussed in footnote (1) to the table above. These persons directly or indirectly hold an aggregate of 4.6% of the Class B units in CFSI LLC. In addition, Messrs. Miller, Shane and Lautman own an aggregate 3.9% membership interest in Cornerstone Family Services LLC, which in turn owns 85% of the Class B units in CFSI LLC, which owns all of the Class A units of our general partner. As a result, these persons collectively own, indirectly, an aggregate of 7.9% of the Class A units of our general partner. The Class A units of our general partner are entitled to the remaining 50% interest on distributions that we pay to our general partner with respect to its general partner interest and the remaining 75% of all distributions that we pay to our general partner with respect to its incentive distribution rights

The Class A and Class B units of our general partner are subject to certain transfer and purchase rights and obligations upon the occurrence of certain events, such as:

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

Relationship with McCown De Leeuw

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

Robert B. Hellman Jr., who serves as one of our directors, is the Chief Executive Officer and Managing Director of McCown De Leeuw & Co., LLC and serves in various other positions with McCown De Leeuw and has applied for a U.S. patent on a technology entitled, “Apparatus and Method for Operating a Death Care Business as a Master Limited Partnership.” The computer-implemented method defines death care master limited partnership assets based upon qualifying death care business income sources and non-qualifying death care business income sources. The pending patent application was filed on November 27, 2002, and claims priority to an earlier patent application filed November 30, 2001. The United States Patent and Trademark Office has not issued a communication regarding the substantive merits of the application. In February 2003, Mr. Hellman assigned the patent application to McCown De Leeuw & Co. IV, L.P. and recorded the assignment in the United States Patent and Trademark Office in March 2003. McCown De Leeuw & Co. IV, L.P. assigned a 50% ownership interest in the patent application and, if issued, the patent to the partnership. If a patent is issued relating to this patent application, no other entity will be able to practice the claimed invention without the consent of McCown De Leeuw & Co. IV, L.P. and us. We cannot assure you that the patent will be issued or, if it is issued and subsequently challenged, that it will be determined to be valid.

Item 14.	Principal Accounting Fees and Services

The following table sets forth the aggregate fees paid or accrued for professional services rendered by Deloitte & Touche LLP for the audit of our annual financial statements for fiscal years 2006 and 2007 and the aggregate fees paid or accrued for audit-related services and all other services rendered by Deloitte & Touche LLP for fiscal years 2006 and 2007.

	Fiscal Year
	2006	2007
Audit fees	$1,290,820	$1,391,225
Audit-related fees	559,300	493,000
Tax fees	485,400	778,050
All other fees	—	—

	$2,335,520	$2,662,275

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

The category of “Audit-related fees” includes employee benefit plan audits, internal control reviews and accounting consultation.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2006 and 2007

Consolidated Statement of Operations for the years ended December 31, 2005, 2006 and 2007

Consolidated Statement of Common Stockholders’ / Partners’ Equity for the years ended December 31, 2006 and 2007

Consolidated Statement of Cash Flows for the years ended December 31, 2005, 2006, and 2007

Notes to the Consolidated Financial Statements

(c)	Exhibits

Exhibit Number	Description
3.1*	Certificate of Limited Partnership of StoneMor Partners L.P. (incorporated by reference to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 9, 2004 (Exhibit 3.1)).

3.2*	First Amended and Restated Agreement of Limited Partnership of StoneMor Partners L.P., dated as of September 20, 2004 (incorporated by reference to Exhibit 3.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

3.2.1*	Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of StoneMor Partners L.P., effective as of February 27, 2007 (incorporated by reference to Exhibit 3.3 of Registrant’s Current Report on Form 8-K filed on February 28, 2007).

3.2.2*	Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of StoneMor Partners L.P, effective as of November 13, 2007 (incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed on November 19, 2007).

4.1*	Note Purchase Agreement by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, each of the subsidiaries listed on the signature pages thereof and SFT I, Inc., The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company, dated as of September 20, 2004 (incorporated by reference to Exhibit 4.1 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

4.1.1*	First Amendment to Note Purchase Agreement by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, each of the subsidiaries listed on the signature pages thereof and SFT I, Inc., The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company, dated as of November 12, 2004 (incorporated by reference to Exhibit 4.1.1 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2004).

4.1.2*	Amended and Restated Note Purchase Agreement, dated as of August 15, 2007, by StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, and each of the Subsidiary Issuers listed on the signature pages thereof (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on August 21, 2007).

Exhibit Number	Description
4.1.3	First Amendment to the Amended and Restated Note Purchase Agreement, dated November 2, 2007, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, its Subsidiaries set forth on the signature pages thereof, and the Noteholders.

4.1.4*	Joinder to Amended and Restated Note Purchase Agreement and Finance Documents, dated December 21, 2007 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on December 28, 2007).

4.1.5*	Form of 7.66% Senior Secured Note Due 2009, dated June 20, 2007 (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed on August 21, 2007).

4.1.6*	Form of 9.34% Series B Senior Secured Note Due 2012, dated August 15, 2007 (incorporated by reference to Exhibit 4.2 of Registrant’s Current Report on Form 8-K filed on August 21, 2007).

4.1.7*	Form of Senior Secured Series C Note, dated December 21, 2007 (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed on December 28, 2007).

4.2*	Registration Rights Agreement by and between StoneMor Partners L.P. and SCI Funeral Services, Inc., an Iowa corporation (“SCI”) and a wholly-owned subsidiary of Service Corporation International, a Texas corporation, joined by certain of SCI’s direct and indirect subsidiary entities, effective November 1, 2005 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 2, 2005).

4.3*	Registration Rights Agreement, dated as of September 28, 2006, by and between StoneMor Partners L.P. acting by its General Partner, StoneMor GP LLC, and SCI New Mexico Funeral Services, Inc.(incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K filed on October 4, 2006).

10.1*	Credit Agreement by and among StoneMor Operating LLC, StoneMor GP LLC, StoneMor Partners L.P., various additional borrowers, various lending institutions and Fleet National Bank, dated September 20, 2004 (Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.1.1*	Second Amendment to Credit Agreement, dated September 28, 2006, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC and its subsidiaries set forth on the signature page to the Second Amendment to the Credit Agreement, the Lenders party to the Second Amendment to the Credit Agreement and Bank of America, N.A., as Administrative Agent for the benefit of the Lenders, as Collateral Agent for the benefit of the Lenders and other Secured Creditors, as Swingline Lender and as Letter of Credit Issuer (incorporated by reference to Exhibit 10.5 of Registrant’s Current Report on Form 8-K filed on October 4, 2006).

10.1.2*	Third Amendment to Credit Agreement, dated May 7, 2007, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC and its subsidiaries set forth on the signature page to the Third Amendment to the Credit Agreement, the Lenders party to the Third Amendment to the Credit Agreement and Bank of America, N.A., as Administrative Agent for the benefit of the Lenders, as Collateral Agent for the benefit of the Lenders and other Secured Creditors, as Swingline Lender and as Letter of Credit Issuer (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended March 31, 2007).

Exhibit Number	Description
10.1.3*	Fourth Amendment to Credit Agreement, dated June 29, 2007, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC and its subsidiaries set forth on the signature page to the Fourth Amendment to the Credit Agreement, the Lenders party to the Fourth Amendment to the Credit Agreement and Bank of America, N.A., as Administrative Agent for the benefit of the Lenders, as Collateral Agent for the benefit of the Lenders and other Secured Creditors, as Swingline Lender and as Letter of Credit Issuer (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2007).

10.1.4*	Fifth Amendment to Credit Agreement, dated July 31, 2007, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC and its subsidiaries set forth on the signature page to the Fifth Amendment to the Credit Agreement, the Lenders party to the Fifth Amendment to the Credit Agreement and Bank of America, N.A., as Administrative Agent for the benefit of the Lenders, as Collateral Agent for the benefit of the Lenders and other Secured Creditors, as Swingline Lender and as Letter of Credit Issuer (incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2007).

10.1.5*	Commitment Letter, dated March 15, 2007, by and between StoneMor Operating LLC, all of its existing and future direct and indirect subsidiaries and Bank of America, N.A., Banc of America Securities LLC (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on April 9, 2007).

10.1.6*	Fee Letter, dated March 15, 2007, by and between StoneMor Operating LLC and all of its existing and future direct and indirect subsidiaries and Bank of America, N.A., Banc of America Securities LLC (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on April 9, 2007).

10.1.7*	Extension Letter, dated May 31, 2007, by and between StoneMor Operating LLC, Bank of America, N.A. and Banc of America Securities LLC (incorporated by reference to Exhibit 10.7 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2007).

10.1.8*	Extension Letter, dated June 21, 2007, by and between StoneMor Operating LLC, Bank of America, N.A. and Banc of America Securities LLC (incorporated by reference to Exhibit 10.8 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2007).

10.1.9*	Extension Letter, dated July 31, 2007, by and between StoneMor Operating LLC, Bank of America, N.A. and Banc of America Securities LLC (incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2007).

10.1.10*	Amended and Restated Credit Agreement, dated August 15, 2007, among StoneMor Operating LLC, as a Borrower, various subsidiaries thereof, as additional Borrowers, StoneMor Partners L.P. and StoneMor GP LLC, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other Lenders Party Hereto, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on August 21, 2007).

10.1.11	First Amendment to Amended and Restated Credit Agreement, dated November 2, 2007, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, various subsidiaries thereof, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer.

10.1.12*	Joinder to Amended and Restated Credit Agreement and Credit Documents, dated December 21, 2007 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on December 28, 2007).

Exhibit Number	Description
10.2*	Contribution, Conveyance and Assumption Agreement, by and among StoneMor Partners L.P., StoneMor GP LLC, CFSI LLC, StoneMor Operating LLC, dated as of September 20, 2004 (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.3*†	StoneMor Partners L.P. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.3.1*†	Amendment to StoneMor Partners L.P. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 18, 2005).

10.3.2*†	Long-Term Incentive Plan, as amended on November 8, 2006 (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on November 15, 2006).

10.3.3*†	StoneMor Partners L.P. Long-Term Incentive Plan, as amended May 15, 2007 (incorporated by reference to Exhibit 99.1 of Registrant’s Form S-8 filed on June 19, 2007).

10.3.4*†	Form of the Director Restricted Phantom Unit Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated November 8, 2006 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 15, 2006).

10.3.5*†	Form of the Key Employee Restricted Phantom Unit Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated November 8, 2006 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on November 15, 2006).

10.3.6*†	Form of the Unit Appreciation Rights Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated as of November 27, 2006 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on December 1, 2006).

10.4*	Omnibus Agreement by and among McCown De Leeuw & Co. IV, L.P., McCown De Leeuw & Co. IV Associates, L.P., MDC Management Company IV, LLC, Delta Fund LLC, Cornerstone Family Services LLC, CFSI LLC, StoneMor Partners L.P., StoneMor GP LLC, StoneMor Operating LLC, dated as of September 20, 2004 (incorporated by reference to Exhibit 10.4 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.5*†	Employment Agreement by and between StoneMor GP LLC and Lawrence Miller, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.5.1*†	Addendum to Employment Agreement between StoneMor GP LLC and Lawrence Miller, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 19, 2007).

10.6*†	Employment Agreement by and between StoneMor GP LLC and William R. Shane, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.6 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.6.1*†	Addendum to Employment Agreement between StoneMor GP LLC and William R. Shane, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on November 19, 2007).

10.7*†	Employment Agreement by and between StoneMor GP LLC and Michael L. Stache, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.7 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

Exhibit Number	Description
10.7.1*†	Addendum to Employment Agreement between StoneMor GP LLC and Michael L. Stache, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on November 19, 2007).

10.8*†	Employment Agreement by and between StoneMor GP LLC and Robert Stache, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.8 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.8.1*†	Addendum to Employment Agreement between StoneMor GP LLC and Robert Stache, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K filed on November 19, 2007).

10.9*†	Form of Indemnification Agreement by and between StoneMor GP LLC and Lawrence Miller, Robert B. Hellman, Jr., Fenton R. Talbott, Jeffery A. Zawadsky, Martin R. Lautman, William R. Shane, Allen R. Freedman, effective September 20, 2004 (incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.9.1*†	Form of Indemnification Agreement by and between StoneMor GP LLC and Howard Carver, Peter Grunebaum, effective February 16, 2007 (incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.10*	Intercreditor and Collateral Agency Agreement by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, various subsidiaries, various lenders and noteholders and Fleet National Bank, dated September 20, 2004 (incorporated by reference to Exhibit 10.10 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.11*†	Directors compensation (incorporated by reference to Item 1.01 of Registrant’s Current Report on Form 8-K filed on August 9, 2005).

10.12*	Asset purchase and Sale Agreement by and between StoneMor Partners L.P. and SCI Funeral Services, Inc., an Iowa corporation (“SCI”) and a wholly-owned subsidiary of Service Corporation International, a Texas corporation, joined by certain of SCI’s direct and indirect subsidiary entities, effective October 13, 2005 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on October 17, 2005).

10.13*	Asset Purchase and Sale Agreement, dated September 28, 2006, by and among StoneMor Operating LLC, joined by its direct and indirect subsidiary entities listed in Exhibit A to the Asset Purchase and Sale Agreement, and SCI Funeral Services, Inc., joined by its direct and indirect subsidiary entities listed in Exhibit B to the Asset Purchase and Sale Agreement (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on October 4, 2006).

10.14*	Asset Purchase and Sale Agreement, dated September 28, 2006, by and among StoneMor Operating LLC, joined by StoneMor Michigan LLC and StoneMor Michigan Subsidiary LLC, and SCI Funeral Services, Inc., SCI Michigan Funeral Services, Inc. and Hawes, Inc. (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on October 4, 2006).

10.15*	Asset Purchase and Sale Agreement, dated September 28, 2006, by and among StoneMor Operating LLC, joined by StoneMor Michigan LLC and StoneMor Michigan Subsidiary LLC, and SCI Funeral Services, Inc., and SCI Michigan Funeral Services, Inc. and Hillcrest Memorial Company (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on October 4, 2006).

Exhibit Number	Description
10.16*	Asset Purchase and Sale Agreement, dated December 4, 2007, by and among StoneMor Operating LLC, joined by its direct and indirect subsidiary entities listed in Exhibit A to the Asset Purchase and Sale Agreement and by Cemetery Management Services of Ohio, L.L.C., and SCI Funeral Services, Inc., joined by its direct and indirect subsidiary entities listed in Exhibit B to the Asset Purchase and Sale Agreement, as well as by SCI Ohio Funeral Services, Inc., and Alderwoods (Ohio) Cemetery Management, Inc. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on December 7, 2007).

10.17*	Transition Agreement, dated December 7, 2007, by and among StoneMor Operating LLC, joined by those of its direct and indirect subsidiary entities which are parties to the Purchase Agreement, as defined therein, and SCI Funeral Services, Inc., joined by those of its direct and indirect subsidiary entities which are parties to the Purchase Agreement (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on December 7, 2007).

21.1	Subsidiaries of Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer President and Chairman of the Board of Directors.

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of William R. Shane, Executive Vice President and Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith).

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of William R. Shane, Executive Vice President and Chief Financial Officer (furnished herewith).

99.1*	Amended and Restated Limited Liability Company Agreement of StoneMor GP LLC, dated as of September 20, 2004 (incorporated by reference to Exhibit 99.1 of Registrant’s Current Report on Form 8-K filed on September 19, 2007).

99.2*	First Amendment to the Amended and Restated Limited Liability Company Agreement of StoneMor GP LLC, dated as of September 14, 2007 (incorporated by reference to Exhibit 99.2 of Registrant’s Current Report on Form 8-K filed on September 19, 2007).

99.3*	Second Amendment to the Amended and Restated Limited Liability Company Agreement of StoneMor GP LLC, dated as of December 18, 2007 (incorporated by reference to Exhibit 99.2 of Registrant’s Current Report on Form 8-K filed on December 28, 2007).

*	Incorporated by reference, as indicated
†	Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONEMOR PARTNERS L.P.

	By:	StoneMor GP LLC, its General Partner

March 17, 2008		By:	/s/ LAWRENCE MILLER
Lawrence Miller
Chief Executive Officer, President and
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ LAWRENCE MILLER Lawrence Miller (Principal Executive Officer)	Chief Executive Officer, President and Chairman of the Board	March 17, 2008

/s/ WILLIAM R. SHANE William R. Shane (Principal Financial Officer)	Executive Vice President, Chief Financial Officer and Director	March 17, 2008

/s/ PAUL WAIMBERG Paul Waimberg (Principal Accounting Officer)	Vice President—Finance	March 17, 2008

/s/ ALLEN R. FREEDMAN	Director	March 17, 2008

/s/ PETER K. GRUNEBAUM	Director	March 17, 2008

/s/ ROBERT B. HELLMAN, JR. Robert B. Hellman, Jr.	Director	March 17, 2008

/s/ MARTIN R. LAUTMAN, PH.D. Martin R. Lautman, Ph.D.	Director	March 17, 2008

/s/ FENTON R. TALBOTT	Director	March 17, 2008

/s/ HOWARD L. CARVER Howard L. Carver	Director	March 17, 2008

EXHIBIT INDEX

Exhibit Number	Description
3.1*	Certificate of Limited Partnership of StoneMor Partners L.P. (incorporated by reference to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 9, 2004 (Exhibit 3.1)).

3.2*	First Amended and Restated Agreement of Limited Partnership of StoneMor Partners L.P., dated as of September 20, 2004 (incorporated by reference to Exhibit 3.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

3.2.1*	Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of StoneMor Partners L.P., effective as of February 27, 2007 (incorporated by reference to Exhibit 3.3 of Registrant’s Current Report on Form 8-K filed on February 28, 2007).

3.2.2*	Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of StoneMor Partners L.P, effective as of November 13, 2007 (incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed on November 19, 2007).

4.1*	Note Purchase Agreement by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, each of the subsidiaries listed on the signature pages thereof and SFT I, Inc., The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company, dated as of September 20, 2004 (incorporated by reference to Exhibit 4.1 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

4.1.1*	First Amendment to Note Purchase Agreement by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, each of the subsidiaries listed on the signature pages thereof and SFT I, Inc., The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company, dated as of November 12, 2004 (incorporated by reference to Exhibit 4.1.1 of Registrant’s Annual Report on Form 10-K for its fiscal year ended December 31, 2004).

4.1.2*	Amended and Restated Note Purchase Agreement, dated as of August 15, 2007, by StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, and each of the Subsidiary Issuers listed on the signature pages thereof (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on August 21, 2007).

4.1.3	First Amendment to the Amended and Restated Note Purchase Agreement, dated November 2, 2007, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, its Subsidiaries set forth on the signature pages thereof, and the Noteholders.

4.1.4*	Joinder to Amended and Restated Note Purchase Agreement and Finance Documents, dated December 21, 2007 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on December 28, 2007).

4.1.5*	Form of 7.66% Senior Secured Note Due 2009, dated June 20, 2007 (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed on August 21, 2007).

4.1.6*	Form of 9.34% Series B Senior Secured Note Due 2012, dated August 15, 2007 (incorporated by reference to Exhibit 4.2 of Registrant’s Current Report on Form 8-K filed on August 21, 2007).

4.1.7*	Form of Senior Secured Series C Note, dated December 21, 2007 (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed on December 28, 2007).

4.2*	Registration Rights Agreement by and between StoneMor Partners L.P. and SCI Funeral Services, Inc., an Iowa corporation (“SCI”) and a wholly-owned subsidiary of Service Corporation International, a Texas corporation, joined by certain of SCI’s direct and indirect subsidiary entities, effective November 1, 2005 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 2, 2005).

Exhibit Number	Description
4.3*	Registration Rights Agreement, dated as of September 28, 2006, by and between StoneMor Partners L.P. acting by its General Partner, StoneMor GP LLC, and SCI New Mexico Funeral Services, Inc.(incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K filed on October 4, 2006).

10.1*	Credit Agreement by and among StoneMor Operating LLC, StoneMor GP LLC, StoneMor Partners L.P., various additional borrowers, various lending institutions and Fleet National Bank, dated September 20, 2004 (Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.1.1*	Second Amendment to Credit Agreement, dated September 28, 2006, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC and its subsidiaries set forth on the signature page to the Second Amendment to the Credit Agreement, the Lenders party to the Second Amendment to the Credit Agreement and Bank of America, N.A., as Administrative Agent for the benefit of the Lenders, as Collateral Agent for the benefit of the Lenders and other Secured Creditors, as Swingline Lender and as Letter of Credit Issuer (incorporated by reference to Exhibit 10.5 of Registrant’s Current Report on Form 8-K filed on October 4, 2006).

10.1.2*	Third Amendment to Credit Agreement, dated May 7, 2007, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC and its subsidiaries set forth on the signature page to the Third Amendment to the Credit Agreement, the Lenders party to the Third Amendment to the Credit Agreement and Bank of America, N.A., as Administrative Agent for the benefit of the Lenders, as Collateral Agent for the benefit of the Lenders and other Secured Creditors, as Swingline Lender and as Letter of Credit Issuer (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended March 31, 2007).

10.1.3*	Fourth Amendment to Credit Agreement, dated June 29, 2007, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC and its subsidiaries set forth on the signature page to the Fourth Amendment to the Credit Agreement, the Lenders party to the Fourth Amendment to the Credit Agreement and Bank of America, N.A., as Administrative Agent for the benefit of the Lenders, as Collateral Agent for the benefit of the Lenders and other Secured Creditors, as Swingline Lender and as Letter of Credit Issuer (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2007).

10.1.4*	Fifth Amendment to Credit Agreement, dated July 31, 2007, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC and its subsidiaries set forth on the signature page to the Fifth Amendment to the Credit Agreement, the Lenders party to the Fifth Amendment to the Credit Agreement and Bank of America, N.A., as Administrative Agent for the benefit of the Lenders, as Collateral Agent for the benefit of the Lenders and other Secured Creditors, as Swingline Lender and as Letter of Credit Issuer (incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2007).

10.1.5*	Commitment Letter, dated March 15, 2007, by and between StoneMor Operating LLC, all of its existing and future direct and indirect subsidiaries and Bank of America, N.A., Banc of America Securities LLC (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on April 9, 2007).

10.1.6*	Fee Letter, dated March 15, 2007, by and between StoneMor Operating LLC and all of its existing and future direct and indirect subsidiaries and Bank of America, N.A., Banc of America Securities LLC (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on April 9, 2007).

Exhibit Number	Description
10.1.7*	Extension Letter, dated May 31, 2007, by and between StoneMor Operating LLC, Bank of America, N.A. and Banc of America Securities LLC (incorporated by reference to Exhibit 10.7 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2007).

10.1.8*	Extension Letter, dated June 21, 2007, by and between StoneMor Operating LLC, Bank of America, N.A. and Banc of America Securities LLC (incorporated by reference to Exhibit 10.8 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2007).

10.1.9*	Extension Letter, dated July 31, 2007, by and between StoneMor Operating LLC, Bank of America, N.A. and Banc of America Securities LLC (incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2007).

10.1.10*	Amended and Restated Credit Agreement, dated August 15, 2007, among StoneMor Operating LLC, as a Borrower, various subsidiaries thereof, as additional Borrowers, StoneMor Partners L.P. and StoneMor GP LLC, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other Lenders Party Hereto, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on August 21, 2007).

10.1.11	First Amendment to Amended and Restated Credit Agreement, dated November 2, 2007, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, various subsidiaries thereof, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer.

10.1.12*	Joinder to Amended and Restated Credit Agreement and Credit Documents, dated December 21, 2007 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on December 28, 2007).

10.2*	Contribution, Conveyance and Assumption Agreement, by and among StoneMor Partners L.P., StoneMor GP LLC, CFSI LLC, StoneMor Operating LLC, dated as of September 20, 2004 (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.3*†	StoneMor Partners L.P. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.3.1*†	Amendment to StoneMor Partners L.P. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 18, 2005).

10.3.2*†	Long-Term Incentive Plan, as amended on November 8, 2006 (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on November 15, 2006).

10.3.3*†	StoneMor Partners L.P. Long-Term Incentive Plan, as amended May 15, 2007 (incorporated by reference to Exhibit 99.1 of Registrant’s Form S-8 filed on June 19, 2007).

10.3.4*†	Form of the Director Restricted Phantom Unit Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated November 8, 2006 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 15, 2006).

10.3.5*†	Form of the Key Employee Restricted Phantom Unit Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated November 8, 2006 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on November 15, 2006).

Exhibit Number	Description
10.3.6*†	Form of the Unit Appreciation Rights Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated as of November 27, 2006 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on December 1, 2006).

10.4*	Omnibus Agreement by and among McCown De Leeuw & Co. IV, L.P., McCown De Leeuw & Co. IV Associates, L.P., MDC Management Company IV, LLC, Delta Fund LLC, Cornerstone Family Services LLC, CFSI LLC, StoneMor Partners L.P., StoneMor GP LLC, StoneMor Operating LLC, dated as of September 20, 2004 (incorporated by reference to Exhibit 10.4 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.5*†	Employment Agreement by and between StoneMor GP LLC and Lawrence Miller, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.5.1*†	Addendum to Employment Agreement between StoneMor GP LLC and Lawrence Miller, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 19, 2007).

10.6*†	Employment Agreement by and between StoneMor GP LLC and William R. Shane, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.6 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.6.1*†	Addendum to Employment Agreement between StoneMor GP LLC and William R. Shane, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on November 19, 2007).

10.7*†	Employment Agreement by and between StoneMor GP LLC and Michael L. Stache, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.7 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.7.1*†	Addendum to Employment Agreement between StoneMor GP LLC and Michael L. Stache, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on November 19, 2007).

10.8*†	Employment Agreement by and between StoneMor GP LLC and Robert Stache, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.8 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.8.1*†	Addendum to Employment Agreement between StoneMor GP LLC and Robert Stache, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K filed on November 19, 2007).

10.9*†	Form of Indemnification Agreement by and between StoneMor GP LLC and Lawrence Miller, Robert B. Hellman, Jr., Fenton R. Talbott, Jeffery A. Zawadsky, Martin R. Lautman, William R. Shane, Allen R. Freedman, effective September 20, 2004 (incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.9.1*†	Form of Indemnification Agreement by and between StoneMor GP LLC and Howard Carver, Peter Grunebaum, effective February 16, 2007 (incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.10*	Intercreditor and Collateral Agency Agreement by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, various subsidiaries, various lenders and noteholders and Fleet National Bank, dated September 20, 2004 (incorporated by reference to Exhibit 10.10 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

Exhibit Number	Description
10.11*†	Directors compensation (incorporated by reference to Item 1.01 of Registrant’s Current Report on Form 8-K filed on August 9, 2005).

10.12*	Asset purchase and Sale Agreement by and between StoneMor Partners L.P. and SCI Funeral Services, Inc., an Iowa corporation (“SCI”) and a wholly-owned subsidiary of Service Corporation International, a Texas corporation, joined by certain of SCI’s direct and indirect subsidiary entities, effective October 13, 2005 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on October 17, 2005).

10.13*	Asset Purchase and Sale Agreement, dated September 28, 2006, by and among StoneMor Operating LLC, joined by its direct and indirect subsidiary entities listed in Exhibit A to the Asset Purchase and Sale Agreement, and SCI Funeral Services, Inc., joined by its direct and indirect subsidiary entities listed in Exhibit B to the Asset Purchase and Sale Agreement (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on October 4, 2006).

10.14*	Asset Purchase and Sale Agreement, dated September 28, 2006, by and among StoneMor Operating LLC, joined by StoneMor Michigan LLC and StoneMor Michigan Subsidiary LLC, and SCI Funeral Services, Inc., SCI Michigan Funeral Services, Inc. and Hawes, Inc. (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on October 4, 2006).

10.15*	Asset Purchase and Sale Agreement, dated September 28, 2006, by and among StoneMor Operating LLC, joined by StoneMor Michigan LLC and StoneMor Michigan Subsidiary LLC, and SCI Funeral Services, Inc., and SCI Michigan Funeral Services, Inc. and Hillcrest Memorial Company (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on October 4, 2006).

10.16*	Asset Purchase and Sale Agreement, dated December 4, 2007, by and among StoneMor Operating LLC, joined by its direct and indirect subsidiary entities listed in Exhibit A to the Asset Purchase and Sale Agreement and by Cemetery Management Services of Ohio, L.L.C., and SCI Funeral Services, Inc., joined by its direct and indirect subsidiary entities listed in Exhibit B to the Asset Purchase and Sale Agreement, as well as by SCI Ohio Funeral Services, Inc., and Alderwoods (Ohio) Cemetery Management, Inc. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on December 7, 2007).

10.17*	Transition Agreement, dated December 7, 2007, by and among StoneMor Operating LLC, joined by those of its direct and indirect subsidiary entities which are parties to the Purchase Agreement, as defined therein, and SCI Funeral Services, Inc., joined by those of its direct and indirect subsidiary entities which are parties to the Purchase Agreement (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on December 7, 2007).

21.1	Subsidiaries of Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer President and Chairman of the Board of Directors.

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of William R. Shane, Executive Vice President and Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith).

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of William R. Shane, Executive Vice President and Chief Financial Officer (furnished herewith).

Exhibit Number	Description
99.1*	Amended and Restated Limited Liability Company Agreement of StoneMor GP LLC, dated as of September 20, 2004 (incorporated by reference to Exhibit 99.1 of Registrant’s Current Report on Form 8-K filed on September 19, 2007).

99.2*	First Amendment to the Amended and Restated Limited Liability Company Agreement of StoneMor GP LLC, dated as of September 14, 2007 (incorporated by reference to Exhibit 99.2 of Registrant’s Current Report on Form 8-K filed on September 19, 2007).

99.3*	Second Amendment to the Amended and Restated Limited Liability Company Agreement of StoneMor GP LLC, dated as of December 18, 2007 (incorporated by reference to Exhibit 99.2 of Registrant’s Current Report on Form 8-K filed on December 28, 2007).

*	Incorporated by reference, as indicated
†	Management contract, compensatory plan or arrangement