Form 10-Q
period 2008-03-31
STONEMOR PARTNERS LP
filed 2008-05-09
CIK 1286131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐     Accelerated filer  ☒    Non-accelerated filer  ☐    (Do not check if a smaller reporting company)

Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The number of the registrant’s outstanding common units at May 9, 2008 was 8,621,373.

Index – Form 10-Q

Part I – Financial Information

Item 1.	Financial Statements

StoneMor Partners L.P.

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	December 31, 2007	March 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,800	$8,363
Accounts receivable, net of allowance	32,063	34,404
Prepaid expenses	2,707	2,211
Other current assets	5,193	6,961

Total current assets	53,763	51,939

LONG-TERM ACCOUNTS RECEIVABLE - net of allowance	40,081	42,586
CEMETERY PROPERTY	187,552	187,405
PROPERTY AND EQUIPMENT, net of accumulated depreciation	53,929	55,332
MERCHANDISE TRUSTS, restricted, at fair value	228,615	229,216
PERPETUAL CARE TRUSTS, restricted, at fair value	208,579	204,204
DEFERRED FINANCING COSTS - net of accumulated amortization	3,317	3,096
DEFERRED SELLING AND OBTAINING COSTS	35,836	37,464
OTHER ASSETS	85	478

TOTAL ASSETS	$811,757	$811,720

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$19,075	$16,062
Accrued interest	677	1,099
Current portion, long-term debt	386	212

Total current liabilities	20,138	17,373

LONG-TERM DEBT	145,778	151,419
DEFERRED CEMETERY REVENUES, net	220,942	225,106
MERCHANDISE LIABILITY	79,574	80,142

TOTAL LIABILITIES	466,432	474,040

COMMITMENTS AND CONTINGENCIES
NON-CONTROLLING INTEREST IN PERPETUAL CARE TRUSTS	208,579	204,204

PARTNERS’ EQUITY
General partner	2,737	2,685
Limited partners:
Common	118,598	116,897
Subordinated	15,411	13,894

Total partners’ equity	136,746	133,476

TOTAL LIABILITIES AND PARTNERS’ EQUITY	$811,757	$811,720

See Accompanying Notes to the Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statement of Operations

(in thousands, except unit data)

(unaudited)

	Three months ended March 31,
	2007	2008
Revenues:
Cemetery
Merchandise	$14,580	$20,953
Services	7,067	9,234
Investment and other	5,863	7,065
Funeral home
Merchandise	1,271	2,389
Services	1,759	3,772

Total revenues	30,540	43,413

Costs and Expenses:
Cemetery cost of goods sold (exclusive of depreciation shown separately below):
Perpetual care	888	1,101
Merchandise and Services	3,016	4,624
Cemetery expense	6,784	9,487
Selling expense	6,244	8,205
General and administrative expense	3,738	5,229
Corporate overhead (including $1,158 and $616 in stock-based compensation for the three months ended March 31, 2007 and 2008 )	5,282	5,450
Depreciation and amortization	874	965
Funeral home expense
Merchandise	474	981
Services	1,004	2,221
Other	625	1,417

Total cost and expenses	28,929	39,680

OPERATING PROFIT	1,611	3,733

INTEREST EXPENSE	2,046	3,104

INCOME BEFORE INCOME TAXES	(435)	629

INCOME TAXES:
State	133	166
Federal	83	5

Total income taxes	216	171

NET INCOME (LOSS)	$(651)	$458

General partner’s interest in net income for the period	$(13)	$9

Limited partners’ interest in net income for the period
Common	$(339)	$328
Subordinated	$(299)	$121

Net income per limited partner unit (basic and diluted)	$(.07)	$.04

Weighted average number of limited partners’ units outstanding (basic and diluted)	9,036	11,784

See Accompanying Notes to the Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statements of

Partners’ Equity

(in thousands)

	Partners’ Equity
	Limited Partners			General Partner	Total
	Common	Subordinated	Total
Balance, December 31, 2007	$118,597	$15,411	$134,008	$2,737	$136,746

Proceeds from units issued in acquisition	500	—	500	—	500
General partner contribution	—	—	—	68	68
Issuance of executive management units	1,912	—	1,912	—	1,912
Net Income	328	121	449	9	458
Cash distribution	(4,440)	(1,638)	(6,078)	(129)	(6,207)

Balance, March 31, 2008	$116,897	$13,894	$130,791	$2,685	$133,476

See Accompanying Notes to the Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statement of Cash Flows

(in thousands)

(unaudited)

	Three months ended March 31,
	2007	2008
OPERATING ACTIVITIES:
Net income (loss)	$(651)	$458
Adjustments to reconcile net income to net cash provided by operating activity:
Cost of lots sold	1,217	1,960
Depreciation and amortization	874	965
Stock-based compensation	1,158	616
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(1,973)	(5,199)
Allowance for doubtful accounts	473	1,179
Merchandise trust fund	(1,268)	(3,465)
Prepaid expenses	637	1,309
Other current assets	(64)	348
Other assets	(107)	(396)
Accounts payable and accrued and other liabilities	(3,955)	(3,518)
Deferred selling and obtaining costs	(1,322)	(1,628)
Deferred cemetery revenue	6,486	6,601
Merchandise liability	(137)	(99)

Net cash provided by (used in) operating activities	1,368	(869)

INVESTING ACTIVITIES:
Cost associated with potential acquisitions	(522)	(495)
Purchase of Subsidiaries, net of common units issued	—	(1,238)
Additions to cemetery property	(495)	(530)
Additions to property and equipment	(648)	(1,635)

Net cash used in investing activities	(1,665)	(3,898)

FINANCING ACTIVITIES:
Cash distribution	(4,610)	(6,206)
Additional borrowings on long-term debt	2,000	5,650
Repayments of long-term debt	(457)	(182)
General partner contribution	—	68

Net cash used in financing activities	(3,067)	(670)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,364)	(5,437)
CASH AND CASH EQUIVALENTS - Beginning of period	9,914	13,800

CASH AND CASH EQUIVALENTS - End of period	$6,550	$8,363

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$2,277	$2,681

Cash paid during the period for income taxes	$973	$1,154

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of limited partner units to fund cemetery acquisition	$—	$500

See Accompanying Notes to the Condensed Consolidated Financial Statements.

1.	NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company. StoneMor Partners L.P. (“StoneMor”, “the Company” or the “Partnership”) is a provider of funeral and cemetery products and services in the death care industry in the United States. Through its subsidiaries, StoneMor offers a complete range of funeral merchandise and services, along with cemetery property, merchandise and services, both at the time of need and on a pre-need basis. As of March 31, 2008, the Partnership owned and operated 224 cemeteries and 57 funeral homes in 27 states within the United States and Puerto Rico.

Interim Financial Data— The interim financial data are unaudited. However, in the opinion of management, the interim financial data as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for a full year.

Summary of Significant Accounting Policies —Significant accounting policies followed by the Company, as summarized below, are in conformity with accounting principles generally accepted in the United States of America.

Principles of Consolidation— The consolidated financial statements include the accounts of each of the Company’s subsidiaries and the operations of 14 managed cemeteries that the Company operated under long-term management contracts as of March 31, 2008. Intercompany balances and transactions have been eliminated in consolidation.

Total revenues derived from the cemeteries under long-term management contracts totaled approximately $5.6 million and $6.5 million for the three months ended March 31, 2007 and 2008, respectively.

Cemetery Operations—Sales of at-need cemetery interment rights, merchandise and services are recognized when the service is performed or merchandise is delivered. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB No. 104”), and the retail land sales provisions of Statement of Financial Accounting Standards No. 66, Accounting for the Sale of Real Estate (“SFAS No. 66”), revenues from pre-need sales of burial lots, constructed mausoleum crypts and lawn crypts are deferred until at least 10% of the sales price has been collected. At the time of the sale, an allowance for customer cancellations is established, which reduces the amount of accounts receivable, net and deferred cemetery revenues, net or cemetery revenue recognized, based on management’s estimates of expected cancellations and historical experiences. Historically, the cancelled contracts represent approximately 10% of the pre-need sales (based on contract dollar amounts). Revenues from the pre-need sale of unconstructed mausoleum and lawn crypts are deferred until at least 10% of the sales price has been collected, at which point revenues are recognized using the percentage-of-completion method of accounting, also in accordance with SFAS No. 66. Revenues related to the pre-need sale of merchandise and services are deferred until such merchandise is delivered (title has transferred to the customer and the merchandise is either installed or stored, at the direction of the customer, at the vendor’s warehouse or a third-party warehouse at no additional cost to us) or such services are performed.

The Company also defers certain pre-need cemetery and prearranged funeral direct obtaining costs that vary with and are primarily related to the acquisition of new pre-need cemetery and prearranged funeral business. Such costs are accounted for under the provisions of SFAS No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS No. 60”), and are expensed as revenues are recognized.

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

The Company records a merchandise liability at the time it enters into a pre-need contract with a customer at the estimated cost to purchase the merchandise or provide the service. The merchandise liability is reduced when payment for the merchandise is made by the Company and title to the merchandise is transferred to the customer. The merchandise liability is also reduced when the contracted service is performed by the Company. Allowances for customer cancellations arising from non-payment are provided at the date of sale based upon management’s estimates of expected cancellations and historical experience. Actual cancellation rates in the future may result in a change in estimate. Actual cancellations did not vary significantly from the estimates of expected cancellations at March 31, 2007 and March 31, 2008.

Pursuant to state law, a portion of the proceeds from cemetery merchandise or services sold on a pre-need basis is required to be paid into merchandise trusts. The Company defers investment earnings generated by the assets in these merchandise trusts (including realized gains and losses) until the associated merchandise is delivered or the services are performed. The fair value of the funds held in merchandise trusts at December 31, 2007 and March 31, 2008 was approximately $228.6 million and $229.2 million, respectively (see Note 5).

A portion of the proceeds from the sale of cemetery property is required by state law to be paid into perpetual care trusts. Earnings from the perpetual care trusts are recognized in current cemetery revenues and are used to defray cemetery maintenance costs, which are expensed as incurred. Funds held in perpetual care trusts at December 31, 2007 and March 31, 2008 were $208.6 million and $204.2 million, respectively (see Note 6).

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

Inventories—Inventories, classified as other current assets on the Company’s condensed consolidated balance sheets, include cemetery and funeral home merchandise and are valued at the lower of cost or net realizable value. Cost is determined primarily on a specific identification basis on a first-in, first-out basis. Inventories were approximately $3.1 million and $3.5 million at December 31, 2007 and March 31, 2008, respectively.

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

For the three months ended March 31, 2007 and 2008, depreciation expense was $0.7 million and $0.7 million, respectively.

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

Other-than-temporary Impairment of Trust Assets— The Company determines whether or not the investment portfolio has an other than temporary impairment on a security-by-security basis. A loss may be considered other than temporary if the security has a reduction in market value compared with its cost basis, and meets other criteria. In addition, the Company periodically reviews its investment portfolio to determine if any of the temporarily impaired assets should be designated as other than temporarily impaired due to changes in market conditions or concerns specific to the issuer of the securities. If a loss is other than temporary, the cost basis of the security is adjusted downward to its market value. A similar adjustment is made to non-controlling interest in perpetual care trust for securities held in our perpetual care trust and deferred cemetery revenue for securities held in our merchandise trusts. This affects our balance sheet and footnote disclosure but does not have an effect on our statements of operations, since gains and losses recognized in our merchandise trust portfolio are deferred until the underlying products or services are delivered. Additionally, we do not recognize income from capital appreciation in our perpetual care trusts as these gains remain the property of the trust. The footnotes disclose the adjusted cost basis and how much of the losses are considered other than temporary. Accordingly, unrealized gains and losses reflected in the tables in Notes 5 and 6 to the consolidated financial statements are temporary as the cost basis in these tables would have already been adjusted to reflect the other than temporary unrealized losses. Our preneed funeral and cemetery merchandise and services trusts did not have other than temporary declines as of March 31, 2008, from their original cost basis.

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

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities, to permit all entities to choose to elect to measure eligible financial instruments at fair value. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, Fair Value Measurements . An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption of SFAS No. 157. The Company adopted the guidance effective January 1, 2008 and did not elect the fair value option for any of its eligible assets or liabilities as of this date.

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

In February 2008, the FASB Emerging Issues Task Force issued EITF Issue No. 07-04, “Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships” (“EITF 07-04”). EITF 07-04 specifies when a master limited partnership becomes contractually obligated to make cash distributions to general partners, limited partners and holders of incentive distribution rights, for purposes of calculating earnings per unit. EITF 07-04 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the effect that the adoption of EITF 07-04 will have on the partnership’s net earnings per unit.

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

Segment Reporting and Related Information— The Company historically had two operating segments, cemeteries and funeral homes. Since funeral homes accounted for less than 10% of each identifying criteria, funeral home operating results were aggregated within the cemetery classification for purposes of segment reporting and disclosed as one segment, death care services. In conjunction with its September 2006 acquisition of 21 cemeteries and 14 funeral homes from Service Corporation International and as part of its strategic planning, the Company continuously conducts marketing studies of its potential customers. Additionally, the Company expects to grow not only through cemetery, but also through funeral home, acquisitions in the future. For these reasons, beginning in the third quarter of 2007, the Company has added to its segment information the details of its funeral homes and disaggregated its cemeteries into three distinct geographical classifications. The factors used to identify our reportable segments (classifications), designated as West, Southeast, and Northeast, have been identified by the nature of our customers served in each marketplace. As cremation is on the rise and the Company has with its recent acquisitions entered the states of Oregon, Washington, and Colorado, it has established a Western Region where cremation rates are projected to be high (in Washington and Oregon, 65% of burials). Statistics indicate that customers who select cremation have certain attributes. The other two regions, Southeast and Northeast, have significantly lower cremation rates and customers with different attributes than the West. Cremation rates in Alabama and Kentucky, for instance, are only projected to be 12%, while cremation rates in the Northeast fall generally between the other two regions. The Company has different regional sales managers, maintenance superintendents, and administrative supervisors in each region. As such, the Company has determined that due to the nature of customer behavior, which is consistent in the geographic regions described above, it has chosen to organize its enterprise and to aggregate its cemeteries and funeral homes, which it has determined are individual segments, in this manner.

Segment information for the three months ended March 31, 2007 and 2008:

For the three months ended March 31, 2007:

	CEMETERIES			FUNERAL HOMES	CORPORATE	ADJUSTMENT	TOTAL
	SOUTHEAST	NORTHEAST	WEST
	(in thousands)
REVENUES
SALES	$12,137	$8,538	$1,620	$—	$—	$(5,692)	$16,603
SERVICES AND OTHER	4,876	7,134	736	—	—	(1,839)	10,907
FUNERAL HOME	—	—	—	3,030	—	—	3,030

TOTAL REVENUES	17,013	15,672	2,356	3,030	—	(7,531)	30,540

COSTS AND EXPENSES
COST OF SALES	2,621	1,842	379	—	—	(938)	3,904
SELLING	3,895	2,950	538	—	321	(1,460)	6,244
CEMETERY	3,027	3,054	703	—	—	—	6,784
GENERAL AND ADMINISTRATIVE	1,846	1,528	364	—	—	—	3,738
FUNERAL HOME EXPENSE	—	—	—	2,103	—	—	2,103
CORPORATE EXPENSE	—	—	—	—	5,282	—	5,282

TOTAL COST & EXPENSES	11,389	9,374	1,984	2,103	5,603	(2,398)	28,055

OPERATING EARNINGS	5,624	6,298	372	927	(5,603)	(5,133)	2,485

INTEREST EXP	1,004	808	95	139	—	—	2,046
DEPRECIATION AND AMORTIZATION	309	242	5	76	242	—	874

EARNINGS BEFORE TAXES (LOSS)	$4,311	$5,248	$272	$712	$(5,845)	$(5,133)	$(435)

SUPPLEMENTAL INFORMATION
TOTAL ASSETS	$283,212	$288,479	$46,584	$16,478	$6,516	$—	$641,269

AMORTIZATION OF CEMETERY PROPERTY	$780	$585	$18	$—	$—	$(94)	$1,289

LONG LIVED ASSETS	$224	$189	$63	$9	$97	$—	$582

For the three months ended March 31, 2008:

	CEMETERIES			FUNERAL HOMES	CORPORATE	ADJUSTMENT	TOTAL
	SOUTHEAST	NORTHEAST	WEST
	(in thousands)
REVENUES
SALES	$14,954	$7,966	$6,374	$—	$—	$(6,096)	$23,198
SERVICES AND OTHER	6,094	5,197	3,953	—	—	(1,190)	14,054
FUNERAL HOME	—	—	—	6,161	—	—	6,161

TOTAL REVENUES	21,048	13,163	10,327	6,161	—	(7,286)	43,413

COSTS AND EXPENSES
COST OF SALES	3,261	2,253	989	—	—	(778)	5,725
SELLING	4,995	2,627	1,850	—	292	(1,559)	8,205
CEMETERY	4,072	3,216	2,185	—	14	—	9,487
GENERAL AND ADMINISTRATIVE	2,496	1,537	1,170	—	26	—	5,229
FUNERAL HOME EXPENSE	—	—	—	4,619	—	—	4,619
CORPORATE EXPENSE	—	—	—	—	5,450	—	5,450

TOTAL COST & EXPENSES	14,824	9,633	6,194	4,619	5,782	(2,337)	38,715

OPERATING EARNINGS	6,224	3,530	4,133	1,542	(5,782)	(4,949)	4,698

INTEREST EXP	1,333	760	546	465	—	—	3,104
DEPRECIATION AND AMORTIZATION	316	222	31	90	306	—	965

EARNINGS BEFORE TAXES (LOSS)	$4,575	$2,548	$3,556	$987	$(6,088)	$(4,949)	$629

SUPPLEMENTAL INFORMATION
TOTAL ASSETS	$345,860	$253,893	$141,461	$40,024	$30,482	$—	$811,720

AMORTIZATION OF CEMETERY PROPERTY	$713	$1,026	$127	$—	$—	$424	$2,290

LONG LIVED ASSETS	$1,386	$57	$342	$115	$1,085	$—	$2,985

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

2.	LONG-TERM ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

Long-term accounts receivable, net, consist of the following:

	December 31, 2007	March 31, 2008
	(in thousands)
Customer receivables	$94,733	$101,363
Unearned finance income	(11,049)	(11,633)
Allowance for contract cancellations	(11,540)	(12,740)

	72,144	76,990
Less: current portion - net of allowance	32,063	34,404

Long-term portion - net of allowance	$40,081	$42,586

Activity in the allowance for contract cancellations is as follows:

	December 31, 2007	March 31, 2008
	(in thousands)
Balance - Beginning of period	$12,243	$11,540
Reserve on acquired contracts	115	21
Provision for cancellations	10,493	3,425
Charge-offs - net	(11,311)	(2,246)

Balance - End of period	$11,540	$12,740

3.	CEMETERY PROPERTY

Cemetery property consists of the following:

	December 31, 2007	March 31, 2008
	(in thousands)
Developed land	$22,676	$22,186
Undeveloped land	129,380	130,379
Mausoleum crypts and lawn crypts	35,496	34,840

Total	$187,552	$187,405

4.	PROPERTY AND EQUIPMENT

Major classes of property and equipment follow:

	December 31, 2007	March 31, 2008
	(in thousands)
Building and improvements	$42,215	$41,864
Furniture and equipment	33,184	35,610

	75,399	77,474
Less: accumulated depreciation	(21,470)	(22,142)

Property and equipment - net	$53,929	$55,332

5.	PRE-NEED MERCHANDISE AND SERVICES AND MERCHANDISE TRUSTS.

Cemetery—In connection with the pre-need sale of cemetery interment rights, merchandise and services, the customer typically enters into an installment contract with the Company. The contract is usually for a period not to exceed 60 months with payments of principal and interest required. Interest is imputed for contracts that do not bear a market rate of interest (at a rate of 9.75% during the year ended December 31, 2007 and 9.00% during the three months ended March 31, 2008). The Company establishes an allowance for cancellations due to non-payment at the date of sale based on historic experience and management’s estimates. The allowance is reviewed quarterly and changes in estimates are reflected for current and prior contracts as a result of recent cancellation experience. Actual cancellation rates in the future may result in a change in estimate.

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

At December 31, 2007, the cost and market value associated with the assets held in merchandise trusts follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
	(in thousands)
Short-term investment	$23,071	$—	$—	$23,071
Fixed maturities:
U.S. Government and federal agency	3,720	32	(21)	3,731
U.S. State and local government agency	2,178	29	(9)	2,198
Corporate debt securities	3,896	11	(133)	3,774
Other debt securities	121,438	612	(1,411)	120,639

Total fixed maturities	131,232	684	(1,574)	130,342

Equity securities	83,324	1,425	(9,547)	75,202

Total	$237,627	$2,109	$(11,121)	$228,615

At March 31, 2008, the cost and market value associated with the assets held in merchandise trusts follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
	(in thousands)
Short-term investment	$27,599	$—	$—	$27,599
Fixed maturities:
U.S. Government and federal agency	6,600	67	(23)	6,644
U.S. State and local government agency	4,025	75	(10)	4,090
Corporate debt securities	3,739	17	(161)	3,595
Other debt securities	72,180	150	(3,971)	68,359

Total fixed maturities	86,544	309	(4,165)	82,688

Equity securities	130,191	984	(12,246)	118,929

Total	$244,334	$1,293	$(16,411)	$229,216

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at March 31, 2008 is presented below:

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities:
U.S. Government and federal agency	$2,463	$16	$422	$6	$2,885	$22
U.S. State and local government agency	931	3	191	8	1,122	11
Corporate debt securities	1,961	102	704	59	2,665	161
Other debt securities	30,368	3,095	1,821	876	32,189	3,971

Total fixed maturities	35,723	3,216	3,138	949	38,861	4,165

Equity securities	86,738	11,844	2,005	402	88,743	12,246

Total	$122,461	$15,060	$5,143	$1,351	$127,604	$16,411

A reconciliation of the Company’s merchandise trust activities for the year-to-date period ended March 31, 2008 is presented below:

	Market Value @ 12/31/2007	Contributions	Distributions	Interest/ Dividends	Capital Gain Distributions	Realized Gain/ Loss	Taxes	Fees	Unrealized Change in Market Value	Change in Accrued Income	Market Value @ 3/31/2008
	(in thousands)
Merchandise Trust Funds	$228,615	$9,787	$(5,321)	$1,967	$572	$(403)	$(1)	$(220)	$(5,573)	$(207)	$229,216

Total:	$228,615	$9,787	$(5,321)	$1,967	$572	$(403)	$(1)	$(220)	$(5,573)	$(207)	$229,216

The Company considers various factors when considering if a decline in fair value of an asset is other than temporary, including but not limited to the length of time and magnitude of the unrealized loss; the volatility of the investment; the credit ratings of the issuers of the investments; and the Company’s intentions to sell or ability to hold the investments. At March 31, 2008, the Company concluded that the declines in the fair values of the Company’s investments in fixed maturities and equity securities held by the merchandise trusts were temporary.

The Company deposited $4,973 and $9,787 and withdrew $6,978 and $5,321 from the trusts during the three month period ended March 31, 2007 and 2008, respectively. During the three months ended March 31, 2007, purchase and sales of securities available for sale included in trust investments were $35,782 and $30,799, respectively. During the three months ended March 31, 2008, purchase and sales of securities available for sale included in trust investments were $157,890 and $91,167, respectively.

Funeral Home—Prearranged funeral home services provide for future funeral home services generally determined by prices prevailing at the time that the contract is signed. A portion of the payments made under funeral home pre-need contracts is placed in funeral trusts. Amounts used to defray the initial cost of administration are not placed in trust. The balances of the amounts in the trusts totaled approximately $21.2 million at December 31, 2007 and approximately $20.8 million at March 31, 2008 and are included within the merchandise trusts above. Funeral trust principal, together with investment earnings retained in trust, are deferred until the service is performed. Upon performance of the contracted funeral home service, the Company recognizes the funeral trust principal amount together with the accumulated trust earnings as funeral home revenues.

6.	PERPETUAL CARE TRUSTS.

At December 31, 2007, the cost and market value associated with the assets held in perpetual care trust follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
	(in thousands)
Short-term investment	$13,955	$—	$—	$13,955
Fixed maturities:
U.S. Government and federal agency	7,625	78	(16)	7,687
U.S. State and local government agency	3,790	74	(8)	3,856
Corporate debt securities	15,314	73	(495)	14,892
Other debt securities	98,108	68	(2,386)	95,790

Total fixed maturities	124,837	293	(2,905)	122,225

Equity Securities	78,953	807	(7,361)	72,399

Total	$217,745	$1,100	$(10,266)	$208,579

At March 31, 2008, the cost and market value associated with the assets held in perpetual care trust follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
	(in thousands)
Short-term investment	$17,171	$—	$—	$17,171
Fixed maturities:
U.S. Government and federal agency	10,896	145	(26)	11,015
U.S. State and local government agency	6,316	157	(10)	6,463
Corporate debt securities	14,758	82	(606)	14,234
Other debt securities	65,939	75	(6,312)	59,702

Total fixed maturities	97,909	459	(6,954)	91,414

Equity Securities	104,487	305	(9,173)	95,619

Total	$219,567	$764	$(16,127)	$204,204

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at March 31, 2008 held in perpetual care trusts is presented below:

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities:
U.S. Government and federal agency	$2,536	$20	$480	$6	$3,016	$26
U.S. State and local government agency	1,001	4	278	6	1,279	10
Corporate debt securities	8,461	467	1,559	139	10,020	606
Other debt securities	44,931	6,312	—	—	44,931	6,312

Total fixed maturities	56,929	6,803	2,317	151	59,246	6,954

Equity Securities	81,573	8,246	6,349	927	87,922	9,173

Total	$138,502	$15,049	$8,666	$1,078	$147,168	$16,127

A reconciliation of the Company’s Perpetual Care trust activities for the year-to-date period ended March 31, 2008 is presented below:

	Market Value @ 12/31/2007	Contributions	Distributions	Interest/ Dividends	Capital Gain Distributions	Realized Gain/ Loss	Taxes	Fees	Unrealized Change in Market Value	Change in Accrued Income	Market Value @ 3/31/2008
Perpetual Care Trust Funds	$208,579	$1,790	$(3,341)	$2,792	$688	$(435)	$(76)	$(183)	$(5,625)	$15	$204,204

Total:	$208,579	$1,790	$(3,341)	$2,792	$688	$(435)	$(76)	$(183)	$(5,625)	$15	$204,204

The Company considers various factors when considering if a decline in fair value of an asset is other than temporary, including but not limited to the length of time and magnitude of the unrealized loss; the volatility of the investment; the credit ratings of the issuers of the investments; and the Company’s intentions to sell or ability to hold the investments. At March 31, 2008, the Company concluded that the declines in the fair values of the Company’s investments in fixed maturities and equity securities held in perpetual care trusts were temporary.

The company deposited $1,232 and $1,790 and withdrew $2,635 and $3,341 from the trusts during the three months ended March 31, 2007 and 2008, respectively. During the three months ended March 31, 2007, purchase and sales of securities available for sale included in trust investments were $109,339 and $91,418, respectively. During the three months ended March 31, 2008, purchase and sales of securities available for sale included in trust investments were $107,413 and $65,596, respectively.

The Company recorded income from perpetual care trusts of $2.2 million for the three months ended March 31, 2007 and $3.2 million during the same period of 2008. This income is classified as cemetery revenues in the consolidated statements of operations.

7.	LONG-TERM DEBT

The following is a summary of debt outstanding at:

	December 31, 2007	March 31, 2008
	(in thousands)
Insurance premium financing, due in installments through September 2008 (4.75%)	350	176
Vehicle Financing	61	52
Acquisition Credit Line, due September 2012 (interest rate - Libor + 3.25%)	6,253	6,903
Revolving Credit Line, due September 2012 (interest rate - Libor + 3.25%)	7,000	12,000
Series A senior secured notes, due 2009 (interest rate - 7.66%)	80,000	80,000
Series B senior secured notes, due 2012 (interest rate - 9.34%)	35,000	35,000
Series C senior secured notes, due 2012 (interest rate - 9.09%)	17,500	17,500

Total	146,164	151,631
Less current portion	386	212

Long-Term portion	$145,778	$151,419

Long-Term Debt Issued in 2004

On September 20, 2004, concurrent with the closing of the Partnership’s initial public offering, StoneMor Operating LLC (the “Operating Company”) and its subsidiaries issued and sold $80.0 million aggregate principal amount of Series A senior secured notes. The senior secured notes ranked pari passu with all of our other senior secured debt, including the revolving credit facility and the acquisition facility, subject to the description of the collateral securing the senior secured notes described below. The senior secured notes were guaranteed by the Partnership, the general partner of the Partnership and any future subsidiaries of the Operating Company. Obligations under the senior secured notes were secured by a first priority lien and security interest covering substantially all of the assets of the issuers of the senior secured notes, whether then owned or thereafter acquired, other than specified receivable rights and a third party priority lien and security interest covering those specified receivable rights, each as described above, of such issuers, whether then owned or thereafter acquired.

On September 20, 2004, concurrent with the closing of the Partnership’s initial public offering, the Operating Company and its subsidiaries entered into a $35.0 million credit facility with a group of banks. This credit facility consisted of a $12.5 million revolving credit line and a $22.5 million acquisition line of credit. Borrowings under the revolving credit line were originally due and payable on September 20, 2007, and borrowings under the acquisition line of credit were originally due and payable on September 20, 2008. On September 28, 2006, the Company entered into a second amendment of the credit facility which extended the due date on both lines of credit to September 20, 2009. On May 7, 2007, the Company entered into a third amendment of the credit facility which adjusted the credit facility by increasing the revolving credit line to $17.5 million and reducing the acquisition line of credit to $17.5 million until June 29, 2007. On June 29, 2007, the Company entered into a fourth amendment of the credit facility which extended the adjustment period of the third amendment from June 29, 2007 to July 31, 2007. On July 31, 2007, the Company entered into a fifth amendment of the credit facility which extended the adjustment period of the third amendment from June 29, 2007 to August 15, 2007. Depending on the type of loan, this credit facility bore interest at the Base Rate or the Eurodollar Rate, plus applicable margins ranging from 0.00% to 1% and 2.5% to 3.5% per annum, respectively, depending on the Company’s ratio of total debt to consolidated EBIDTA, as defined in the credit agreement. The Base Rate was the higher of the federal funds rate plus 0.05% or the prime rate announced by Fleet National Bank, a Bank of America Company. The Eurodollar Rate was determined by the administrative agent according to the credit facility. The amounts due under these lines of credit were satisfied on August 15, 2007 through the issuance of the Series B senior secured notes described below.

Borrowings under the credit facility ranked pari passu with all of our other senior secured debt, including the senior secured notes, subject to the description of the collateral securing the credit facility described below. Borrowings under the credit facility are guaranteed by the Partnership and the general partner of the Partnership.

The Company’s obligations under the revolving facility were secured by a first priority lien and security interest in specified receivable rights, whether then owned or thereafter acquired, of the borrower and the guarantors and by a third party priority lien and security interest in substantially all assets other than those receivable rights of the borrower and the guarantors, excluding trust accounts and certain proceeds required by law to be placed into such trust accounts and funds held in trust accounts, the general partner’s interest in the Partnership and the general partner’s incentive distribution rights under the Partnership’s partnership agreement. These assets secure the acquisition facility and the Company’s senior secured notes. The specified receivable rights include all accounts and other rights to payment arising under customer contracts or agreements (other than amounts required to be deposited into merchandise and perpetual care trusts) or management agreements, and all inventory, general intangibles and other rights reasonably related to the collection and performance of these accounts and rights to payment.

The Company’s obligations under the acquisition facility were secured by a first priority lien and security interest in substantially all assets, whether then owned or thereafter acquired, other than specified receivable rights of the borrower and the guarantors, excluding trust accounts and certain proceeds required by law to be placed into such trust accounts and funds held in trust accounts, our general partner’s interest in the Partnership and our general partner’s incentive distribution rights under the Partnership’s partnership agreement, and a third party priority lien and security interest in those specified receivable rights of the borrower and the guarantors. The senior secured notes shared pari passu in the collateral securing the acquisition facility.

Long-Term Debt Issued in 2007

General Information: On August 15, 2007, the Operating Company and certain of its subsidiaries, entered into the Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. (“Bank of America”), other lenders, and Banc of America Securities LLC. Bank of America was the administrative agent and one of the lenders under a Credit Agreement by and among the Company, StoneMor GP, the Operating Company, certain other borrowers and lending institutions, dated September 20, 2004, as amended (the “2004 Credit Agreement”) as discussed above.

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

The following is a summary of the material provisions of the Credit Agreement and the Note Purchase Agreement. This summary is qualified in its entirety by reference to the Credit Agreement, the Note Purchase Agreement, and the Notes, as defined below, issued under the Note Purchase Agreement. Capitalized terms which are not defined in this Quarterly Report on Form 10-Q shall have the meanings assigned to such terms in the Credit Agreement and Note Purchase Agreement.

Acquisition Facility and Revolving Credit Facility. The Credit Agreement provides for two credit facilities: (1) the Acquisition Facility, with a maximum principal amount of $40,000,000 (with an option to increase such facility by an additional $15,000,000 on an uncommitted basis) and the term of 5 years, and (2) the Revolving Credit Facility, with a maximum principal amount of $25,000,000 (with an option to increase such facility by up to $10,000,000 on an uncommitted basis) and a term of 5 years. Amounts borrowed under the Acquisition Facility and repaid or prepaid may not be reborrowed. Amounts borrowed under the Revolving Credit Facility and repaid or prepaid during the term may be reborrowed. In addition, Bank of America has agreed to provide to the borrowers Swing Line Loans with a maximum limit of $5,000,000, which is a part of the Revolving Credit Facility.

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

The Borrowers’ obligations under the Revolving Credit Facility are secured by a first priority lien and security interest in specified receivable rights, whether then owned or thereafter acquired, of the Borrowers and the guarantors, and by a second priority lien and security interest in substantially all assets other than those receivable rights of the Borrowers and guarantors, excluding trust accounts and certain proceeds required by law to be placed into such trust accounts and funds held in trust accounts, StoneMor GP’s general partner interest in the Company and StoneMor GP’s incentive distribution rights under the Company’s partnership agreement. The specified receivable rights include all accounts and other rights to payment arising under customer contracts or agreements or management agreements, and all inventory, general intangibles and other rights reasonably related to the collection and performance of these accounts and rights to payment.

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

The agreements governing the revolving credit facility, the acquisition line of credit and the senior secured notes contain restrictive covenants that, among other things, prohibit distributions upon defined events of default, restrict investments and sales of assets and require us to maintain certain financial covenants, including specified financial ratios. As March 31, 2008, the Company was in compliance with all debt covenants.

As of March 31, 2008, the Company had $18.9 million outstanding under the Credit Agreement.

The agreements governing the Revolving Credit Facility and the Acquisition Facility contain restrictive covenants that, among other things, prohibit distributions upon defined events of default, restrict investments and sales of assets and require us to maintain certain financial covenants, including specified financial ratios. As March 31, 2008, the Company was in compliance with all such covenants.

Senior Secured Notes

Pursuant to the Note Purchase Agreement, the Issuers and the Note Purchasers agreed to (a) exchange certain Series A Notes issued pursuant to that certain Note Purchase Agreement dated as of September 20, 2004, as amended, for new Series A Notes, as defined in the Note Purchase Agreement, due September 20, 2009, in the maximum aggregate amount of $80,000,000; and (b) issue Series B Notes, as defined in the Note Purchase Agreement, due August 15, 2012 in the aggregate amount of $35,000,000, subject to the option, on an uncommitted basis, to issue/purchase additional secured Shelf Notes in the aggregate amount of up to $35,000,000, and to issue/purchase additional secured Shelf Notes to refinance the Series A Notes. On December 21, 2007, pursuant to the Note Purchase Agreement, as amended, the Operating Company and its subsidiaries issued Senior Secured Series C Notes (the “Series C Notes” and together with Series A Notes, Series B Notes and the Shelf Notes are referred to as the “Notes” ) in the aggregate principal amount of $17.5 million, due December 21, 2012. The Series A Notes bear an interest rate of 7.66% per annum, the Series B Notes bear an interest of 9.34% per annum and the Series C Notes bear an interest rate of 9.09% per annum.

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

The Note Purchase Agreement contains restrictive covenants that, among other things, prohibit distributions upon defined events of default, restrict investments and sales of assets and require us to maintain certain financial covenants, including specified financial ratios. As of March 31, 2008, the Company was in compliance with all such covenants.

Deferred financing costs as of March 31, 2008 consisted of approximately $4.5 million of debt issuance costs, less accumulated amortization of approximately $1.4 million. These costs were incurred in connection with the issuance of the Company’s senior secured notes during September 2004 and their amendment during August 2007.

8.	INCOME TAXES

As of December 31, 2007, the Company’s taxable corporate subsidiaries had a federal net operating loss carryover of approximately $54.7 million, which will begin to expire in 2019 and $92.0 million in state net operating losses in which a portion expires annually.

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

The provision for income taxes for the three months ended March 31, 2007 and 2008 respectively is based upon the estimated annual effective tax rates expected to be applicable to the Company for 2007 and 2008, respectively.

The Company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies. As required by Interpretation 48, which clarifies Statement 109, Accounting for Income Taxes , the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. The impact of adopting FIN 48 was not material as of the date of adoption or in subsequent periods. As a result of the implementation of Interpretation 48, the Company did not recognize any change in the liability for unrecognized tax benefits and there was no change to the January 1, 2007 balance of retained earnings. As of January 1, 2007, the Company had approximately $871K of unrecognizable tax benefits. If recognized, the $871K of the unrecognized tax benefits would reduce income tax expense and the Company’s effective tax rate. There have been no material changes in unrecognized tax benefits since January 1, 2007.

The Company and its subsidiaries are subject to US federal income tax as well as multiple state jurisdictions. The Company’s effective tax rate fluctuates over time based on income tax rates in the various tax jurisdictions in which the Company operates and based on the level of earnings in those jurisdictions. Several entities of the Company are currently under examination by the Internal Revenue Service for its separate company US income tax returns for year ending December 31, 2005. The audits are only in the preliminary stages and management does not expect any material impact to the financials to occur as a result of these audits. The Company is not currently under examination by any state jurisdictions. The federal statute of limitations and certain states are open from 2004 forward. Management believes that the accrual for tax liabilities is adequate for all open years. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. On the basis of present information, it is the opinion of the Company’s management that there are no pending assessments that will result in a material adverse effect on the Company’s condensed consolidated financial statements over the next twelve months.

The Company recognizes any interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses for all periods presented. The Company has not recorded any material interest or penalties during the current period.

9.	DEFERRED CEMETERY REVENUES – NET

In accordance with SAB No. 104, the Company defers the revenues and all direct costs associated with the sale of pre-need cemetery merchandise and services until the merchandise is delivered or the services are performed. The Company also defers the costs to obtain new pre-need cemetery and new prearranged funeral business as well as the investment earnings on the prearranged services and merchandise trusts (see Note 1). At December 31, 2007 and March 31, 2008, deferred cemetery revenues, net, consisted of the following:

	December 31, 2007	March 31, 2008
	(in thousands)
Deferred cemetery revenue	$160,429	$167,223
Deferred merchandise trust revenue	21,709	19,440
Deferred pre-acquisition margin	62,428	62,775
Deferred cost of good sold	(23,624)	(24,332)

Deferred cemetery revenues, net	$220,942	$225,106

Deferred selling and obtaining costs	$35,836	$37,464

Deferred selling and obtaining costs are carried as an asset on the condensed consolidated balance sheet in accordance with FAS 60.

10.	COMMITMENTS AND CONTINGENCIES

Legal—The Company is party to legal proceedings in the ordinary course of its business but does not expect the outcome of any proceedings, individually or in the aggregate, to have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Leases—At March 31, 2008, the Company was committed to operating lease payments for premises, automobiles and office equipment under various operating leases with initial terms ranging from one to ten years and options to renew at varying terms. Expenses under operating leases were $0.2 million for the three months ended March 31, 2007 and $0.3 million for the three months ended March 31, 2008.

At March 31, 2008, operating leases will result in future payments in the following approximate amounts:

(in thousands)
2008	$975
2009	1,261
2010	1,145
2011	1,087
2012	1,036
Thereafter	4,708

Total	$10,212

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

11.	PARTNERS EQUITY

Unit-Based Compensation

Compensation expense recognized related to unit appreciation rights and restricted phantom unit awards is summarized in the table below:

	Three Months Ended March 31,
(in thousands)	2007	2008
Unit appreciation rights	$43	$22
Restricted phantom units	1,115	594

Total unit-based compensation expense	$1,158	$616

As of March 31, 2008, there was $0.1 million of unrecognized pretax compensation cost related to nonvested unit appreciation rights and $2.5 million of unrecognized pretax compensation cost related to nonvested restricted phantom units which will be recognized through September 2009.

On January 9, 2008, 90,125 phantom units, issued to certain members of management, vested and common units representing limited partner interests were issued on a one-for-one basis. Based on the compensation expense previously recognized for these units, Common unitholder equity increased by $1,912.

12.	ACQUISITIONS

During the quarter ended March 31, 2008, the Company acquired 1 cemetery. The results of the operations of the acquired cemetery have been included in the consolidated financial statements since the date of acquisition. StoneMor paid $600,000 in cash and $500,000 in common units representing limited partnership interests to the sellers to acquire this location. Including the acquisition transaction costs, the transaction was valued at $1.2 million for accounting purposes.

The following table summarizes the estimated fair values (in thousands) of the assets acquired and liabilities assumed as of the acquisition date. StoneMor was in the process of finalizing the allocation of the purchase price as of May 9, 2008; thus, the allocation shown below is preliminary and subject to further refinement.

Assets acquired
Accounts receivable, net	$826
Cemetery property	1,300
Property and equipment	176
Merchandise trust funds, restricted at fair value	1,058

Total assets acquired	3,360

Liabilities assumed
Deferred margin	1,128
Merchandise liability	1,041

Total liabilities assumed	2,169

Net assets acquired	$1,191

13. Fair Value Measurements

Effective January 1, 2008, the Company adopted Financial Accounting Standards Board (FASB) SFAS No. 157, Fair Value Measurements (SFAS 157). The provisions of SFAS 157 are applicable to all of the Company’s assets and liabilities that are measured and recorded at fair value. SFAS 157 establishes a new framework for measuring fair value and expands related disclosures. SFAS 157 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants. SFAS 157 establishes a fair value hierarchy that gives the highest priority to observable inputs and the lowest priority to unobservable inputs. The three levels of the fair value hierarchy defined by SFAS 157 are described below.

Level 1:	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date. The Company’s Level 1 assets include cash equivalents, primarily institutional money market funds, whose carrying value represents fair value because of their short-term maturities of the investments held by these funds.

Level 2:	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 liabilities represent foreign currency forward contracts. Fair value is determined using a valuation model based on observable market inputs, including quoted forward foreign currency exchange rates, and consideration of non-performance risk.

Level 3:	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The following table presents our assets and liabilities by level measured at fair value on a recurring basis at March 31, 2008.

Description	Level 1	Level 2	Level 3
	(in thousands)
Assets
Merchandise trust
Short-term investment	$23,071	$—	$—
U.S. Government and federal agency	3,731	—	—
U.S. State and local government agency	2,198	—	—
Corporate debt securities	3,774	—	—
Other debt securities	120,639	—	—
Equity securities	75,202	—	—

Total Merchandise trust	$229,216	$—	$—

Perpetual care trust
Short-term investment	$17,171	$—	$—
U.S. Government and federal agency	11,015	—	—
U.S. State and local government agency	6,463	—	—
Corporate debt securities	14,234	—	—
Other debt securities	59,702	—	—
Equity securities	95,619	—	—

Total Perpetual care trust	$204,204	$—	$—

The Company has not applied the provisions of SFAS 157 to non-financial assets and liabilities that are of a nonrecurring nature in accordance with FASB Staff Position (FSP) Financial Accounting Standard 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2). FSP 157-2 delayed the effective date of application of SFAS 157 to non-financial assets and liabilities that are of a nonrecurring nature until January 1, 2009.

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

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, including, but not limited to, information regarding the status and progress of our operating activities, the plans and objectives of our management, assumptions regarding our future performance and plans, and any financial guidance provided, as well as certain information in other filings with the SEC and elsewhere are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “may,” “will,” “estimate,” “continues,” “anticipate,” “intend,” “project,” “expect,” “predict” and similar expressions identify these forward-looking statements. These forward-looking statements are made subject to certain risks and uncertainties that could cause actual results to differ materially from those stated, including, but not limited to, the following: uncertainties associated with future revenue and revenue growth; the impact of our significant leverage on our operating plans; our ability to service our debt; our ability to attract, train and retain an adequate number of sales people; uncertainties associated with the volume and timing of pre-need sales of cemetery services and products; variances in death rates; variances in the use of cremation; changes in the political or regulatory environments, including potential changes in tax accounting and trusting policies; our ability to successfully implement a strategic plan relating to producing operating improvement, strong cash flows and further deleveraging; uncertainties associated with the integration or the anticipated benefits of our acquisitions and various other uncertainties associated with the death care industry and our operations in particular.

When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. We assume no obligation to update or revise any forward-looking statements made herein or any other forward-looking statements made by us, whether as a result of new information, future events or otherwise.

Overview

On April 2, 2004, the Partnership was created to own and operate the cemetery and funeral home business conducted by Cornerstone and its subsidiaries. On September 20, 2004, in connection with the initial public offering by the Partnership of common units representing limited partner interests, Cornerstone contributed to the Partnership substantially all of the assets, liabilities and businesses owned and operated by it, and then converted into CFSI LLC, a limited liability company. This transfer represented a reorganization of entities under common control and was recorded at historical cost. In exchange for these assets, liabilities and businesses, CFSI LLC received 564,782 common units and 4,239,782 subordinated units representing limited partner interests in the Partnership.

Cornerstone was founded in 1999 by members of our management team and a private equity investment firm, which we refer to as McCown De Leeuw, in order to acquire a group of 123 cemetery properties and 4 funeral homes. Since that time, Cornerstone, succeeded by StoneMor, acquired 103 additional cemeteries and 52 funeral homes, built two funeral homes, exited from one management contract and sold one cemetery and one funeral home.

We are an owner and operator of cemeteries in the United States of America. As of March 31, 2008, the Company operated 224 cemeteries in 25 states and Puerto Rico. The Company owns 210 of these cemeteries and operates the remaining 14 under long-term management agreements with cemetery associations that own the cemeteries. As a result of the agreements and other control arrangements, StoneMor consolidates the results of the 14 managed cemeteries in our historical consolidated financial statements. We also own and operate 57 funeral homes in 16 states and Puerto Rico.

StoneMor sells cemetery products and services both at the time of death, which the Company refers to as at-need, and prior to the time of death, which the Company refers to as pre-need. During the first three months of 2008, StoneMor performed 10,540 burials and sold 6,551 interment rights (net of cancellations) compared to 7,640 and 5,658, respectively, for the same period of 2007.

Segment Reporting and Related Information— The Company historically had two operating segments, cemeteries and funeral homes. Since funeral homes accounted for less than 10% of each identifying criteria, funeral home operating results were aggregated within the cemetery classification for purposes of segment reporting and disclosed as one segment, death care services. In conjunction with its September 2006 acquisition of 21 cemeteries and 14 funeral homes from Service Corporation International and as part of its strategic planning, the Company continuously conducts marketing studies of its potential customers. Additionally, the Company expects to grow not only through cemetery, but also through funeral home, acquisitions in the future. For these reasons, beginning in the third quarter of 2007, the Company has added to its segment information the details of its funeral homes and disaggregated its cemeteries into three distinct geographical classifications. The factors used to identify our reportable segments (classifications), designated as West, Southeast, and Northeast, have been identified by the nature of our customers served in each marketplace. As cremation is on the rise and the Company has with its recent acquisitions entered the states of Oregon, Washington, and Colorado, it has established a Western Region where cremation rates are projected to be high (in Washington and Oregon, 65% of burials). Statistics indicate that customers who select cremation have certain attributes. The other two regions, Southeast and Northeast, have significantly lower cremation rates and customers with different attributes than the West. Cremation rates in Alabama and Kentucky, for instance, are only projected to be 12%, while cremation rates in the Northeast fall generally between the other two regions. The Company has different regional sales managers, maintenance superintendents, and administrative supervisors in each region. As such, the Company has determined that due to the nature of customer behavior, which is consistent in the geographic regions described above, it has chosen to organize its enterprise and to aggregate its cemeteries and funeral homes, which it has determined are individual segments, in this manner.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements. We prepared these financial statements in conformity with GAAP. The preparation of these financial statements required us to make estimates, judgments and assumptions that affected the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We based our estimates, judgments and assumptions on historical experience and known facts and other assumptions that we believed to be reasonable under the circumstances. We continue to make similar estimates, judgments and assumptions on the same basis as we have historically. The most significant estimates in the financial statements are the allowance for cancellations, stock-based compensation, merchandise liability, deferred margin, deferred merchandise trust investment earnings, deferred obtaining costs and income taxes. Our actual results in future periods may differ from these estimates under different assumptions and conditions. We believe that the following accounting policies or estimates had or will have the greatest potential impact on our consolidated financial statements.

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

Other-than-temporary Impairment of Trust Assets— The Company determines whether or not the investment portfolio has an other than temporary impairment on a security-by-security basis. A loss may be considered other than temporary if the security has a reduction in market value compared with its cost basis, and meets other criteria. In addition, the Company periodically reviews its investment portfolio to determine if any of the temporarily impaired assets should be designated as other than temporarily impaired due to changes in market conditions or concerns specific to the issuer of the securities. If a loss is other than temporary, the cost basis of the security is adjusted downward to its market value. A similar adjustment is made to non-controlling interest in perpetual care trust for securities held in our perpetual care trust and deferred cemetery revenue for securities held in our merchandise trusts. This affects our balance sheet and footnote disclosure but does not have an effect on our statements of operations, since gains and losses recognized in our merchandise trust portfolio are deferred until the underlying products or services are delivered. Additionally, we do not recognize income from capital appreciation in our perpetual care trusts as these gains remain the property of the trust. The footnotes disclose the adjusted cost basis and how much of the losses are considered other than temporary. Accordingly, unrealized gains and losses reflected in the tables in Notes 5 and 6 to the consolidated financial statements included in Item 1 of Part 1 of this Quarterly Report on Form 10-Q are temporary as the cost basis in these tables would have already been adjusted to reflect the other than temporary unrealized losses. Our preneed funeral and cemetery merchandise and services trusts did not have other than temporary declines of March 31, 2008, from their original cost basis.

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

As of December 31, 2007, the Company’s taxable corporate subsidiaries had a federal net operating loss carryover of approximately $54.7 million, which will begin to expire in 2019. As of December 31, 2007, the Company also had a state net operating loss carry-forward of approximately $92.0 million, a portion of which expires annually. Our ability to use such federal net operating losses may be limited by changes in the ownership of our units deemed to result in an “ownership change” under the applicable provisions of the Internal Revenue Code.

For additional information about, among other things, our pre-need sales, at-need sales, trusting requirements, cash flow, expenses and operations, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and our other reports and statements filed with the SEC.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities, to permit all entities to choose to elect to measure eligible financial instruments at fair value. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, Fair Value Measurements . An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption of SFAS No. 157. The Company adopted the guidance effective January 1, 2008 and did not elect the fair value option for any of its eligible assets or liabilities as of this date.

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

In February 2008, the FASB Emerging Issues Task Force issued EITF Issue No. 07-04, “Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships” (“EITF 07-04”). EITF 07-04 specifies when a master limited partnership becomes contractually obligated to make cash distributions to general partners, limited partners and holders of incentive distribution rights, for purposes of calculating earnings per unit. EITF 07-04 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the effect that the adoption of EITF 07-04 will have on the partnership’s net earnings per unit.

The following table summarizes our results of operations for the periods presented:

	Three months ended March 31,
	2007	2008
	(in thousands)
Statement of Operations Data:
Revenues:
Cemetery
Merchandise	$14,580	$20,953
Services	7,067	9,234
Investment and other	5,863	7,065
Funeral home
Merchandise	1,271	2,389
Services	1,759	3,772

Total Revenues	30,540	43,413

Costs and Expenses:
Cost of goods sold:
Perpetual care	888	1,101
Merchandise and Services	3,016	4,624
Cemetery expense	6,784	9,487
Selling expense	6,244	8,205
General and administrative expense	3,738	5,229
Corporate overhead	5,282	5,450
Depreciation and amortization	874	965
Funeral home expense
Merchandise	474	981
Services	1,004	2,221
Other	625	1,417
Interest expense	2,046	3,104
Income taxes	216	171

Net income (loss)	$(651)	$458

The following table presents supplemental operating data for the periods presented:

	Three months ended March 31,
	2007	2008
Operating Data:
Interments Performed	7,640	10,540
Cemetery revenues per interment performed	$3,601	$3,534

Interment rights sold (1):
Lots	4,807	5,736
Mausoleum crypts (including pre-construction)	705	556
Niches	146	259

Total interment rights sold	5,658	6,551

Number of contracts written	15,278	19,698
Aggregate contract amount, in thousands (excluding interest)	$33,307	$44,741
Average amount per contract (excluding interest)	$2,180	$2,271

Number of pre-need contracts written	6,845	8,358
Aggregate pre-need contract amount, in thousands (excluding interest)	$21,133	$26,823
Average amount per pre-need contract (excluding interest)	$3,087	$3,209

Number of at-need contracts written	8,433	11,340
Aggregate at-need contract amount, in thousands	$12,174	$17,918
Average amount per at-need contract	$1,444	$1,580

(1)	Net of cancellations. Counts the sale of a double-depth burial lot as the sale of two interment rights.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Cemetery Revenues. Cemetery revenues were $37.3 million in the first quarter of 2008, an increase of $9.8 million, or 35.6%, as compared to $27.5 million in the first quarter of 2007. Cemetery revenues from pre-need sales, including interest income from pre-need installment contracts and investment income from trusts, were $20.3 million in the first quarter of 2008, an increase of $4.3 million, or 26.9%, as compared to $16.0 million in the first quarter of 2007. The increase primarily resulted from increased lot sales ($1.5 million), increased mausoleum and crypt sales ($1.0 million), and additional marker and marker base deliveries ($1.2 million). Total revenues from merchandise and perpetual care trusts for the first quarter of 2008 were $4.2 million, an increase of $0.8 million or 23.5%, as compared to $3.4 million during the same period in 2007.

Cemetery revenues from at-need sales in the first quarter of 2008 were $16.5 million, an increase of $5.3 million, or 47.3%, as compared to $11.2 million in the first quarter of 2007. The increase in cemetery revenues from at-need sales was primarily attributable to higher sales of openings and closings of $1.7 million, higher sales of monument bases and markers of $1.5 million, higher sales of lots of $1.0 million, higher sales of mausoleums of $0.1 million and higher sales of vaults of $0.4 million.

Other cemetery revenues were $0.4 million in the first quarter of 2008, an increase of $0.1 million, or 33.3%, as compared to $0.3 million in the first quarter of 2007. The increase was related to small increases in other revenue increases during the quarter as compared to the same quarter last year.

The increases in the first quarter of 2008 in almost all cemetery revenue components compared to the first quarter of 2007 were primarily related to our acquisition of 45 cemeteries from Service Corporation International in December 2007.

Costs of Goods Sold. Cost of goods sold was $5.7 million in the first quarter of 2008, an increase of $1.8 million, or 46.2%, as compared to $3.9 million in the first quarter of 2007 due to increased items serviced during the period. As a percentage of cemetery revenues, cost of goods sold was 15.3% in the first quarter of 2008 an increase of 1.1% from 14.2% in the first quarter of 2007. This increase was related to the increased delivery of items with a lower profit margin during the quarter.

Selling Expense. Total selling expense was $8.2 million in the first quarter of 2008, an increase of $2.0 million, or 32.3%, as compared to $6.2 million in the first quarter of 2007. Sales commissions and other compensation, which are the primary reason for the increase, expenses contributed $6.4 million to total selling expense during the first quarter of 2008, an increase of $1.6 million, or 33.3%, compared to $4.8 million in the first quarter of 2007. As a percentage of pre-need sales, sales commissions and other compensation expenses were 31.5% in the first quarter of 2008, an increase of 1.5% from the first quarter of 2007.

Cemetery Expense. Cemetery expense was $9.5 million in the first quarter of 2008, an increase of $2.7 million, or 39.7%, as compared to $6.8 million in the first quarter of 2007. This increase was primarily related to increases in cemetery labor and benefit costs, due to our acquisition of 45 cemeteries from Service Corporation International in December 2007.

General and Administrative Expense. General and administrative expense was $5.2 million in the first quarter of 2008, an increase of $1.5 million, or 40.5%, as compared to $3.7 million in the first quarter of 2007. This increase was primarily related to increases in administrative labor and benefit costs, consistent with our acquisition of 45 cemeteries and 30 funeral homes from Service Corporation International in December 2007.

Funeral Home Revenues and Expense. Funeral home revenues were $6.2 million in the first quarter of 2008, an increase of $3.2 million, or 106.7%, as compared to $3.0 million in the first quarter of 2007. The primary reason for the increase was an increase in the number of services performed, 1,858 in the first quarter of 2008 compared to 866 in the first quarter of 2007. Funeral home expenses were $4.6 million in the first quarter of 2008, an increase of $2.5 million, or 119.0%, as compared to $2.1 million in the first quarter of 2007. The majority of all increases in funeral home revenue and expenses was attributable to our acquisition of 30 funeral homes from Service Corporation International in December 2007.

Corporate Overhead. Corporate overhead was $5.4 million in the first quarter of 2008, an increase of $0.1 million, or 1.9%, as compared to $5.3 million in the first quarter of 2007. The increase was primarily attributable to increased overhead costs required to manage the additional properties that we acquired in December 2007, partially offset by a $0.5 million decrease in non-cash expenses resulting from a grant of stock-based compensation under our Long-Term Incentive Plan program in November of 2006 which will be expensed over the vesting term in accordance with FAS 123R.

Depreciation and Amortization. Depreciation and amortization was $1.0 million in the first quarter of 2008, an increase of $0.1 million, or 11.1% as compared to $0.9 million in the first quarter of 2007. This increase was primarily due to our acquisition of 45 cemeteries and 30 funeral homes from Service Corporation International in December 2007.

Interest Expense. Interest expense was $3.1 million in the first quarter of 2008, an increase of $1.1 million, or 55.0%, as compared to $2.0 million in the first quarter of 2007. This increase was attributable to $46.6 million increase in debt outstanding at March 31, 2008.

Provision for Income Taxes. Provision for income taxes was $171,000 in the first quarter of 2008 as compared to a provision for income taxes of $216,000 during the first quarter of 2007. The change in provision for income taxes was primarily due to the decrease in operating profit at our non-qualified locations attained during the first quarter of 2008.

Net Income(Loss). Net income was $0.5 million during the first quarter of 2008, an increase of $1.2 million, or 171.4%, as compared to a net loss of $0.7 million during the first quarter of 2007. The increase was primarily attributable to a $2.1 million increase in operating profit for the first quarter of 2008, partially offset by a $1.0 million increase in interest expense. This increase in operating profit was comprised of an increase in cemetery operating profit of approximately $1.0 million, an increase in funeral home operating profit of approximately $0.6 million and a decrease in non-cash compensation recognized during the quarter of approximately $0.5 million. The increases in cemetery and funeral home operating profit were largely due to our acquisition of 45 cemeteries and 30 funeral homes in December of 2007.

Segments Revenues for the Southeast and West increased significantly due to the acquisition of 45 cemeteries and 30 funeral homes in December of 2007. This also accounted for the increase in operating earnings recognized. Revenue and operating earnings for the Northeast decreased during the first quarter of 2008 when compared to the same period in 2007 due to a slight decrease in sales and decreased investment performance in our merchandise and perpetual care trusts.

Liquidity and Capital Resources

Overview. Our primary short-term operating liquidity needs are to fund general working capital requirements and maintenance capital expenditures. Our long-term operating liquidity needs are primarily associated with acquisitions of cemetery properties and the construction of mausoleum crypts and lawn crypts on the grounds of our cemetery properties. We may also construct funeral homes on the grounds of cemetery properties that we acquire in the future. Our primary source of funds for our short-term liquidity needs is cash flow from operations and income from perpetual care trusts. Our primary source of funds for long-term liquidity needs is long-term bank borrowings and the issuance of additional common units and other partnership securities, including debt, subject to the restrictions in our credit facility and under our senior secured notes.

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

One of our goals is to grow through the acquisition of high-quality cemetery properties. Since our initial public offering on September 20, 2004 and through December 31, 2006, we acquired 45 cemeteries and 20 funeral homes for an aggregate purchase price of $60.4 million for which, we paid $48.6 million in cash and 555,998 in StoneMor common units, representing the additional $11.8 million. On December 21, 2007, we acquired 45 cemeteries and 30 funeral homes from Service Corporation International (NYSE: SCI) for $68.0 million in cash. We acquired two additional cemeteries during 2007 and one in the first quarter of 2008 with an aggregate purchase price of approximately $3.6 million.

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

Cash Flow from Operating Activities. Cash flows used in operating activities were $0.9 million in the first three months of 2008, a decrease of, $2.3 million compared to cash flows provided by operating activities of $1.4 million during the first three months of 2007. Cash flows from operating activities in the first three months of 2008 decreased from the cash flows provided by operating activities in the first three months of 2007 primarily due to an increase in accounts receivable which is associated with increases in sales of pre-need contracts that we entered into during the quarter. Additionally, our contributions in excess of distribution to our merchandise trust exceeded those of the same quarter in 2007 by approximately $2.2 million. Both of these activities are consistent with our increases in preneed sales, primarily attributable to our acquisition of 45 cemeteries and 30 funeral homes in December 2007.

Cash Flow from Investing Activities. Net cash used in investing activities was $3.9 million in the first three months of 2008, an increase of $2.2 million, as compared to cash used in investing activities of $1.7 million in the first three months of 2007. This increase in cash used in investing activities was primarily attributable to the purchase of one cemetery location in the first quarter of 2008, capital expenditures related to our new corporate headquarters located in Levittown, Pennsylvania and anticipated capital expenditures related to our December 2007 acquisition.

On December 21, 2007, StoneMor completed a public offering of 2,650,000 common units at a price of $20.26 per unit representing 22.2% interest in us on that date, making a total of 8,505,725 common units outstanding. In conjunction with this offering, our general partner contributed $1.1 million to maintain its 2% general partner interest. Total gross proceeds from these sales were $54.8 million, before offering costs and underwriting discounts. The net proceeds to the Partnership, after deducting underwriting discounts but before paying offering costs, from these sales of common units was $51.8 million. Concurrent with the public offering, the Partnership’s wholly owned subsidiary, StoneMor Operating LLC and its subsidiaries (collectively “StoneMor LLC”), all as borrowers, issued $17.5 million in aggregate principal amount of senior secured notes under the note purchase agreement described below. The net proceeds of the public offering and the sale of senior secured notes and borrowings of $6.3 million under our acquisition line of credit were used to purchase 45 cemeteries and 30 funeral homes from Service Corporation International (NYSE: SCI) In December 2007.

Cash Flow from Financing Activities. Net cash used in financing activities was $0.7 million in the first three months of 2008, a decrease of $2.4 million as compared to cash used in financing activities of $3.1 million in the first three months of 2007. The cash flow used in financing activities in the first quarter of 2008 was primarily attributable to the February unit holder distributions of $6.2 million offset by increased net borrowings from our long-term debt facilities of $5.5 million. The cash flow used in financing activities in the first quarter of 2007 was primarily attributable to the February unit holder distributions of $4.6 million partially offset by increased borrowings from our revolving credit facility of $1.5 million.

Long-Term Debt Issued in 2004

On September 20, 2004, concurrent with the closing of the Partnership’s initial public offering, StoneMor Operating LLC (the “Operating Company”) and its subsidiaries issued and sold $80.0 million aggregate principal amount of Series A senior secured notes. The senior secured notes ranked pari passu with all of our other senior secured debt, including the revolving credit facility and the acquisition facility, subject to the description of the collateral securing the senior secured notes described below. The senior secured notes were guaranteed by the Partnership, the general partner of the Partnership and any future subsidiaries of the Operating Company. Obligations under the senior secured notes were secured by a first priority lien and security interest covering substantially all of the assets of the issuers of the senior secured notes, whether then owned or thereafter acquired, other than specified receivable rights and a third party priority lien and security interest covering those specified receivable rights, each as described above, of such issuers, whether then owned or thereafter acquired.

On September 20, 2004, concurrent with the closing of the Partnership’s initial public offering, the Operating Company and its subsidiaries entered into a $35.0 million credit facility with a group of banks. This credit facility consisted of a $12.5 million revolving credit line and a $22.5 million acquisition line of credit. Borrowings under the revolving credit line were originally due and payable on September 20, 2007, and borrowings under the acquisition line of credit were originally due and payable on September 20, 2008. On September 28, 2006, the Company entered into a second amendment of the credit facility which extended the due date on both lines of credit to September 20, 2009. On May 7, 2007, the Company entered into a third amendment of the credit facility which adjusted the credit facility by increasing the revolving credit line to $17.5 million and reducing the acquisition line of credit to $17.5 million until June 29, 2007. On June 29, 2007, the Company entered into a fourth amendment of the credit facility which extended the adjustment period of the third amendment from June 29, 2007 to July 31, 2007. On July 31, 2007, the Company entered into a fifth amendment of the credit facility which extended the adjustment period of the third amendment from June 29, 2007 to August 15, 2007. Depending on the type of loan, this credit facility bore interest at the Base Rate or the Eurodollar Rate, plus applicable margins ranging from 0.00% to 1% and 2.5% to 3.5% per annum, respectively, depending on the Company’s ratio of total debt to consolidated EBIDTA, as defined in the credit agreement. The Base Rate was the higher of the federal funds rate plus 0.05% or the prime rate announced by Fleet National Bank, a Bank of America Company. The Eurodollar Rate was determined by the administrative agent according to the credit facility. The amounts due under these lines of credit were satisfied on August 15, 2007 through the issuance of the Series B senior secured notes described below.

Borrowings under the credit facility ranked pari passu with all of our other senior secured debt, including the senior secured notes, subject to the description of the collateral securing the credit facility described below. Borrowings under the credit facility are guaranteed by the Partnership and the general partner of the Partnership.

The Company’s obligations under the revolving facility were secured by a first priority lien and security interest in specified receivable rights, whether then owned or thereafter acquired, of the borrower and the guarantors and by a third party priority lien and security interest in substantially all assets other than those receivable rights of the borrower and the guarantors, excluding trust accounts and certain proceeds required by law to be placed into such trust accounts and funds held in trust accounts, the general partner’s interest in the Partnership and the general partner’s incentive distribution rights under the Partnership’s partnership agreement. These assets secure the acquisition facility and the Company’s senior secured notes. The specified receivable rights include all accounts and other rights to payment arising under customer contracts or agreements (other than amounts required to be deposited into merchandise and perpetual care trusts) or management agreements, and all inventory, general intangibles and other rights reasonably related to the collection and performance of these accounts and rights to payment.

The Company’s obligations under the acquisition facility were secured by a first priority lien and security interest in substantially all assets, whether then owned or thereafter acquired, other than specified receivable rights of the borrower and the guarantors, excluding trust accounts and certain proceeds required by law to be placed into such trust accounts and funds held in trust accounts, our general partner’s interest in the Partnership and our general partner’s incentive distribution rights under the Partnership’s partnership agreement, and a third party priority lien and security interest in those specified receivable rights of the borrower and the guarantors. The senior secured notes shared pari passu in the collateral securing the acquisition facility.

Long-Term Debt Issued in 2007

General Information: On August 15, 2007, the Operating Company and certain of its subsidiaries, entered into the Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. (“Bank of America”), other lenders, and Banc of America Securities LLC. Bank of America was the administrative agent and one of the lenders under a Credit Agreement by and among the Company, StoneMor GP, the Operating Company, certain other borrowers and lending institutions, dated September 20, 2004, as amended (the “2004 Credit Agreement”) as discussed above.

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

The following is a summary of the material provisions of the Credit Agreement and the Note Purchase Agreement. This summary is qualified in its entirety by reference to the Credit Agreement, the Note Purchase Agreement, and the Notes, as defined below, issued under the Note Purchase Agreement. Capitalized terms which are not defined in this Quarterly Report on Form 10-Q shall have the meanings assigned to such terms in the Credit Agreement and Note Purchase Agreement.

Acquisition Facility and Revolving Credit Facility. The Credit Agreement provides for two credit facilities: (1) the Acquisition Facility, with a maximum principal amount of $40,000,000 (with an option to increase such facility by an additional $15,000,000 on an uncommitted basis) and the term of 5 years, and (2) the Revolving Credit Facility, with a maximum principal amount of $25,000,000 (with an option to increase such facility by up to $10,000,000 on an uncommitted basis) and a term of 5 years. Amounts borrowed under the Acquisition Facility and repaid or prepaid may not be reborrowed. Amounts borrowed under the Revolving Credit Facility and repaid or prepaid during the term may be reborrowed. In addition, Bank of America has agreed to provide to the borrowers Swing Line Loans with a maximum limit of $5,000,000, which is a part of the Revolving Credit Facility.

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

The Borrowers’ obligations under the Revolving Credit Facility are secured by a first priority lien and security interest in specified receivable rights, whether then owned or thereafter acquired, of the Borrowers and the guarantors, and by a second priority lien and security interest in substantially all assets other than those receivable rights of the Borrowers and guarantors, excluding trust accounts and certain proceeds required by law to be placed into such trust accounts and funds held in trust accounts, StoneMor GP’s general partner interest in the Company and StoneMor GP’s incentive distribution rights under the Company’s partnership agreement. The specified receivable rights include all accounts and other rights to payment arising under customer contracts or agreements or management agreements, and all inventory, general intangibles and other rights reasonably related to the collection and performance of these accounts and rights to payment.

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

The agreements governing the Revolving Credit Facility and the Acquisition Facility contain restrictive covenants that, among other things, prohibit distributions upon defined events of default, restrict investments and sales of assets and require us to maintain certain financial covenants, including specified financial ratios. As March 31, 2008, the Company was in compliance with all such covenants.

As of March 31, 2008, the Company had $18.9 million outstanding under the Credit Agreement.

The agreements governing the revolving credit facility, the acquisition line of credit and the senior secured notes contain restrictive covenants that, among other things, prohibit distributions upon defined events of default, restrict investments and sales of assets and require us to maintain certain financial covenants, including specified financial ratios. As March 31, 2008, the Company was in compliance with all debt covenants.

Senior Secured Notes

Pursuant to the Note Purchase Agreement, the Issuers and the Note Purchasers agreed to (a) exchange certain Series A Notes issued pursuant to that certain Note Purchase Agreement dated as of September 20, 2004, as amended, for new Series A Notes, as defined in the Note Purchase Agreement, due September 20, 2009, in the maximum aggregate amount of $80,000,000; and (b) issue Series B Notes, as defined in the Note Purchase Agreement, due August 15, 2012 in the aggregate amount of $35,000,000, subject to the option, on an uncommitted basis, to issue/purchase additional secured Shelf Notes in the aggregate amount of up to $35,000,000, and to issue/purchase additional secured Shelf Notes to refinance the Series A Notes. On December 21, 2007, pursuant to the Note Purchase Agreement, as amended, the Operating Company and its subsidiaries issued Senior Secured Series C Notes (the “Series C Notes” and together with Series A Notes, Series B Notes and the Shelf Notes are referred to as the “Notes” ) in the aggregate principal amount of $17.5 million, due December 21, 2012. The Series A Notes bear an interest rate of 7.66% per annum, the Series B Notes bear an interest of 9.34% per annum and the Series C Notes bear an interest rate of 9.09% per annum.

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

The Note Purchase Agreement contains restrictive covenants that, among other things, prohibit distributions upon defined events of default, restrict investments and sales of assets and require us to maintain certain financial covenants, including specified financial ratios. As of March 31, 2008, the Company was in compliance with all such covenants.

Deferred financing costs as of March 31, 2008 consisted of approximately $4.5 million of debt issuance costs, less accumulated amortization of approximately $1.4 million. These costs were incurred in connection with the issuance of the Company’s senior secured notes during September 2004 and their amendment during August 2007.

Intercreditor and Collateral Agency Agreement. In connection with the closing of the credit facility and the private placement of the Notes, our general partner, the partnership, our operating company, our other subsidiaries, the lenders under the new credit facility, the holders of the senior secured notes and Fleet National Bank, as collateral agent, entered into an intercreditor and collateral agency agreement setting forth the rights and obligations of the parties to the agreement as they relate to the collateral securing the new credit facility and the senior secured notes.

Capital Expenditures

The following table summarizes total maintenance capital expenditures and expansion capital expenditures, including for the construction of mausoleums and for acquisitions, for the periods presented (in thousands):

	Three Months Ended March 31,
	2007	2008
Maintenance capital expenditures	$648	$1,635
Expansion capital expenditures	1,017	2,263

Total capital expenditures	$1,665	$3,898

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

Interest-bearing Investments. Our fixed-income securities subject to market risk consist primarily of investments in merchandise trusts and perpetual care trusts. As of March 31, 2008, fixed-income securities represented 36.1% of the funds held in merchandise trusts and 44.8% of the funds held in perpetual care trusts. The aggregate quoted market value of these fixed-income securities was $82.7 million and $91.4 million in merchandise trusts and perpetual care trusts, respectively, as of March 31, 2008. Each 1% change in interest rates on these fixed-income securities would result in changes of approximately $827,000 and $914,000 in the fair market values of the securities held in merchandise trusts and perpetual care trusts, respectively, based on discounted expected future cash flows. If these securities are held to maturity, no change in fair market value will be realized.

Our money market and other short-term investments subject to market risk consist primarily of investments held in merchandise trusts and perpetual care trusts. As of March 31, 2008, these investments accounted for approximately 12.0% and 8.4% of the funds held in merchandise trusts and perpetual care trusts, respectively. The fair market value of these investments was $27.6 million and $17.2 million in merchandise trusts and perpetual care trusts, respectively, as of March 31, 2008. Each 1% change in average interest rates applicable to these investments would result in changes of approximately $276,000 and $172,000, respectively, in the aggregate fair market values of the perpetual care investments and the merchandise trust investments.

Marketable Equity Securities. Our marketable equity securities subject to market risk consist primarily of investments held in merchandise trusts and in the case of perpetual care trusts, investments in real estate investment trusts, or REITs. As of March 31, 2008, marketable equity securities represented 51.9% of funds held in merchandise trusts and 46.9% of funds held in perpetual care trusts. The aggregate fair market value of these marketable equity securities was $118.9 million and $95.6 million in merchandise trusts and perpetual care trusts, respectively, as of March 31, 2008, based on final quoted sales prices. Each 10% change in the average market prices of the equity securities would result in a change of approximately $11.9 million and $9.6 million in the fair market value of securities held in merchandise trusts and perpetual care trusts, respectively.

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

Debt Instruments. Our credit facility bears interest at a floating rate, based on LIBOR, which is adjusted quarterly. This credit facility will subject us to increases in interest expense resulting from movements in interest rates. As of March 31, 2008, we had $12.0 million in outstanding borrowings under our revolving credit line and $6.9 million in outstanding borrowings under our acquisition line of credit.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 , as amended (the “Exchange Act”)is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon, and as of the date of this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information the Company is required to disclose in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 have not materially changed. The risks described in that Annual Report on Form 10-K for the fiscal year ended December 31, 2007, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including the risks faced by us described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In connection with our acquisition of a cemetery on January 31, 2008 we paid the sum of $600,000 in cash and issued 25,523 common units representing the additional $500,000 of the total consideration. We offered and sold the common units to Dalporto Development Company in reliance on the exemption from registration of the Securities Act of 1933, as amended (the “Securities Act”), under section 4(2) of the Securities Act, based upon the determination that the common units are being issued to a sophisticated investor who could fend for itself and who had access to, and was provided with, information that would otherwise be contained, or incorporated by reference in a registration statement and there was no general solicitation.

The following table sets forth information regarding purchases of the Company’s common units during the quarter ended March 31, 2008.

Period	Total Number of Units Purchased(1)	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2008 – January 31, 2008	38,708	$19.77	—	—
February 1, 2008 – February 29, 2008	—	—	—	—
March 1, 2008 – March 31, 2008	32,098	$17.62	—	—
Total	70,806	$18.80	—	—

(1)

Represents common units purchased, directly or indirectly, by the directors of the Company’s general partner who may be deemed “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended), as reported on Forms 4 filed with the SEC in January and March 2008. Such purchases were all made in the open market and were not pursuant to any publicly announced plan or program of the Company.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits

Exhibit Number	Description
10.1	Amendment No. 1 to Registration Rights Agreement, dated September 28, 2006, by and between StoneMor Partners L.P., acting through its General Partner, StoneMor GP LLC, and SCI New Mexico Funeral Services, Inc., dated as of January 29, 2008 (incorporated by reference to Exhibit 10.1 of Registrants Current Report on Form 8-K filed on February 4, 2008)

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of William R. Shane, Executive Vice President and Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith)

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of William R. Shane, Executive Vice President and Chief Financial Officer (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STONEMOR PARTNERS L.P.
	By:	StoneMor GP LLC
its general partner

May 9, 2008	/s/ Lawrence Miller
Lawrence Miller
Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

May 9, 2008	/s/ William R. Shane
William R. Shane
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description
10.1	Amendment No. 1 to Registration Rights Agreement, dated September 28, 2006, by and between StoneMor Partners L.P., acting through its General Partner, StoneMor GP LLC, and SCI New Mexico Funeral Services, Inc., dated as of January 29, 2008 (incorporated by reference to Exhibit 10.1 of Registrants Current Report on Form 8-K filed on February 4, 2008)

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of William R. Shane, Executive Vice President and Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith)

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of William R. Shane, Executive Vice President and Chief Financial Officer (furnished herewith)