Form 10-Q
period 2008-06-30
STONEMOR PARTNERS LP
filed 2008-08-11
CIK 1286131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐(Do not check if smaller reporting company)

Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of the registrant’s outstanding common units at August 11, 2008 was 8,621,373.

Index – Form 10-Q

Part I – Financial Information

Item 1. Financial Statements

StoneMor Partners L.P.

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	December 31, 2007	June 30, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,800	$10,792
Accounts receivable, net of allowance	32,063	34,677
Prepaid expenses	2,707	3,856
Other current assets	5,193	3,385

Total current assets	53,763	52,710

LONG-TERM ACCOUNTS RECEIVABLE - net of allowance	40,081	41,678
CEMETERY PROPERTY	187,552	215,758
PROPERTY AND EQUIPMENT, net of accumulated depreciation	53,929	48,222
MERCHANDISE TRUSTS, restricted, at fair value	228,615	206,639
PERPETUAL CARE TRUSTS, restricted, at fair value	208,579	198,723
DEFERRED FINANCING COSTS - net of accumulated amortization	3,317	2,871
DEFERRED SELLING AND OBTAINING COSTS	35,836	39,122
OTHER ASSETS	85	646

TOTAL ASSETS	$811,757	$806,369

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$19,075	$14,529
Accrued interest	677	1,209
Current portion, long-term debt	386	488

Total current liabilities	20,138	16,226

OTHER LONG TERM LIABILITIES	—	1,628
LONG-TERM DEBT	145,778	152,910
DEFERRED CEMETERY REVENUES, net	220,942	224,445
MERCHANDISE LIABILITY	79,574	82,936

TOTAL LIABILITIES	466,432	478,145

COMMITMENTS AND CONTINGENCIES
NON-CONTROLLING INTEREST IN PERPETUAL CARE TRUSTS	208,579	198,723

PARTNERS’ EQUITY
General partner	2,737	2,601
Limited partners:
Common	118,598	114,054
Subordinated	15,411	12,846

Total partners’ equity	136,746	129,501

TOTAL LIABILITIES AND PARTNERS’ EQUITY	$811,757	$806,369

See Accompanying Notes to the Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statement of Operations

(in thousands, except unit data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
Revenues:
Cemetery
Merchandise	$23,274	$24,152	$37,854	$45,105
Services	7,276	9,755	14,343	18,989
Investment and other	7,611	8,382	13,474	15,447
Funeral home
Merchandise	1,119	2,198	2,390	4,587
Services	1,384	3,449	3,143	7,221

Total revenues	40,664	47,936	71,204	91,349

Costs and Expenses:
Cost of goods sold (exclusive of depreciation shown separately below):
Perpetual care	952	1,051	1,840	2,152
Merchandise	4,731	4,513	7,747	9,137
Cemetery expense	7,876	10,966	14,660	20,453
Selling expense	8,471	8,921	14,715	17,126
General and administrative expense	3,693	5,300	7,431	10,529
Corporate overhead (including $1,181 and $642 in unit-based compensation for the three months ended June 30, 2007 and 2008 and $2,339 and $1,258 for the six months ended June 30, 2007 and June 30, 2008)	4,951	5,568	10,233	11,017
Depreciation and amortization	915	1,042	1,789	2,007
Funeral home expense
Merchandise	381	881	855	1,863
Services	1,011	2,294	2,015	4,515
Other	653	1,610	1,278	3,027

Total cost and expenses	33,634	42,146	62,563	81,826

OPERATING PROFIT	7,030	5,790	8,641	9,523

INTEREST EXPENSE	2,132	3,215	4,178	6,319

INCOME BEFORE INCOME TAXES	4,898	2,575	4,463	3,204

INCOME TAXES:
State	145	245	278	411
Federal	90	98	173	103

Total income taxes	235	343	451	514

NET INCOME	$4,663	$2,232	$4,012	$2,690

General partner’s interest in net income for the period	$93	$45	$80	$54

Limited partners’ interest in net income for the period
Common	$2,426	$1,597	$2,087	$1,925
Subordinated	$2,144	$590	$1,845	$711

Net income per limited partner unit (basic and diluted)	$.54	$.18	$.46	$.22

Weighted average number of limited partners’ units outstanding (basic and diluted)	9,036	11,801	9,036	11,793

See Accompanying Notes to the Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statement of

Partners’ Equity

(in thousands)

(unaudited)

	Partners’ Capital				Total
	Limited Partners			General Partner
	Common	Subordinated	Total
Balance, December 31, 2007	$118,597	$15,412	$134,009	$2,737	$136,746

Proceeds from units issued in acquisition	500	—	500	—	500
General partner contribution	—	—	—	68	68
Issuance of executive management units	1,912	—	1,912	—	1,912
Net income	328	121	449	9	458
Cash distribution	(4,440)	(1,639)	(6,079)	(129)	(6,208)

Balance, March 31, 2008	$116,897	$13,894	$130,791	$2,685	$133,476
Net income	1,597	590	2,187	45	2,232
Cash distribution	(4,440)	(1,638)	(6,078)	(129)	(6,207)

Balance, June 30, 2008	$114,054	$12,846	$126,900	$2,601	$129,501

See Accompanying Notes to the Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statement of Cash Flows

(in thousands)

(unaudited)

	Six months ended June 30,
	2007	2008
OPERATING ACTIVITIES:
Net income	$4,012	$2,690
Adjustments to reconcile net income to net cash provided by operating activity:
Cost of lots sold	2,350	3,385
Depreciation and amortization	1,789	2,007
Unit-based compensation	2,339	1,258
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(5,151)	(8,821)
Allowance for doubtful accounts	1,524	1,829
Merchandise trust fund	(292)	(868)
Prepaid expenses	(317)	529
Other current assets	(452)	377
Other assets	(116)	(567)
Accounts payable and accrued and other liabilities	(2,609)	(2,174)
Deferred selling and obtaining costs	(1,292)	(3,286)
Deferred cemetery revenue	8,148	13,668
Merchandise liability	(202)	(997)

Net cash provided by operating activities	9,731	9,030

INVESTING ACTIVITIES:
Cost associated with potential acquisitions	(1,036)	(1,285)
Additions to cemetery property	(1,161)	(1,472)
Purchase of subsidiaries, net of common units issued	—	(1,238)
Additions to property and equipment	(972)	(2,930)

Net cash used in investing activities	(3,169)	(6,925)

FINANCING ACTIVITIES:
Cash distribution	(9,220)	(12,415)
Additional borrowings on long-term debt	5,490	14,762
Repayments of long-term debt	(921)	(7,528)
Sale of partner units	—	68
Cost of financing activities	(266)	—

Net cash used in financing activities	(4,917)	(5,113)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,645	(3,008)
CASH AND CASH EQUIVALENTS - Beginning of period	9,914	13,800

CASH AND CASH EQUIVALENTS - End of period	$11,559	$10,792

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$4,586	$5,787

Cash paid during the period for income taxes	$1,879	$3,081

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of limited partner units for cemetery acquisition	$—	$500

See Accompanying Notes to the Condensed Consolidated Financial Statements.

1. NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

StoneMor Partners L.P. (“StoneMor”, “the Company” or the “Partnership”) is a provider of funeral and cemetery products and services in the death care industry in the United States. Through its subsidiaries, StoneMor offers a complete range of funeral merchandise and services, along with cemetery property, merchandise and services both at the time of need and a pre-need basis. As of June 30, 2008, the Partnership owned and operated 224 cemeteries and 57 funeral homes in 27 states within the United States and in Puerto Rico.

Basis of Presentation

The condensed consolidated financial statements included in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All interim financial data is unaudited. However, in the opinion of management, the interim financial data as of June 30, 2008 and for the three and six months ended June 30, 2007 and 2008 respectively, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for a full year.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of each of the Company's subsidiaries. These statements also include the accounts of the merchandise and perpetual care trusts in which the Company has a variable interest and is the primary beneficiary. The operations of the 14 managed cemeteries that the Company operates under long-term management contracts are also consolidated in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46 revised (“FIN 46R”), Consolidation of Variable Interest Entities: an Interpretation of Accounting Research Bulletin (“ARB”) No. 51. Total revenues derived from the cemeteries under long-term management contracts totaled approximately $5.5 million and $6.3 million for the three months ended June 30, 2007 and 2008, respectively, and $11.1 million and $12.8 million for the six months ended June 30, 2007 and 2008, respectively.

Summary of Significant Accounting Policies

The significant accounting policies followed by the Company are summarized below:

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Cemetery Property

Cemetery property consists of developed and undeveloped cemetery property and constructed mausoleum crypts and lawn crypts and is valued at cost, which is not in excess of market value.

Property and Equipment

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

For the three months ended June 30, 2007 and 2008, depreciation expense was $0.7 million and $0.8 million, respectively. For the six months ended June 30, 2007 and 2008, depreciation expense was $1.4 million and $1.5 million, respectively.

Inventories

Inventories, classified as other current assets on the Company’s condensed consolidated balance sheets, include cemetery and funeral home merchandise and are valued at the lower of cost or net realizable value. Cost is determined primarily on a specific identification basis on a first-in, first-out basis. Inventories were approximately $3.1 million and $3.2 million at December 31, 2007 and June 30, 2008, respectively.

Sales of Cemetery Merchandise and Services

The Company sells its merchandise and services on both a pre-need and at-need basis. Sales of at-need cemetery services and merchandise are recognized as revenue when the service is performed or merchandise is delivered.

Pre-need sales are usually made on an installment contract basis. Contracts are usually for a period not to exceed 60 months with payments of principal and interest required. For those contracts that do not bear a market rate of interest, the Company imputes such interest (at a rate of 9.75% during the year ended December 31, 2007 and 9.0% during the six months ended June 30, 2008) in order to segregate the principal and interest component of the total contract value.

At the time of a pre-need sale, the Company records an account receivable in an amount equal to the total contract value less any cash deposit paid net of an estimated allowance for customer cancellations. The revenue from both the sales and interest component of the account receivable is deferred. Interest revenue is recognized utilizing the effective interest method as payments are received. Sales revenue is recognized in accordance with the rules discussed below.

The allowance for customer cancellations is established based on management’s estimates of expected cancellations and historical experiences and is currently approximately 10% of total contract values. Future cancellation rates may differ from this current estimate. Management will continue to evaluate cancellation rates and will make changes to the estimate should the need arise. Actual cancellations did not vary significantly from the estimates of expected cancellations at December 31, 2007 and June 30, 2008 respectively.

Revenue recognition related to sales of pre-need cemetery merchandise and services is governed by Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (“SAB No. 104”), and the retail land sales provisions of Statement of Financial Accounting Standards No. 66, Accounting for the Sale of Real Estate (“SFAS No. 66”). Per this guidance, revenue from the sale of burial lots and constructed mausoleum crypts are deferred until such time that 10% of the sales price has been collected, at which time it is fully earned; revenues from the sale of unconstructed mausoleums are recognized using the percentage-of-completion method of accounting with no revenue being recognized until such time that 10% of the sales price has been collected while revenues from merchandise and services are recognized once such merchandise is delivered (title has transferred to the customer and the merchandise is either installed or stored, at the direction of the customer, at the vendor’s warehouse or a third-party warehouse at no additional cost to us) or services are performed.

In order to appropriately match revenue and expenses, the Company defers certain pre-need cemetery and prearranged funeral direct obtaining costs that vary with and are primarily related to the acquisition of new pre-need cemetery and prearranged funeral business. Such costs are accounted for under the provisions of SFAS No. 60, Accounting and Reporting by Insurance Enterprises (“SFAS No. 60”), and are expensed as revenues are recognized.

The Company records a merchandise liability equal to the estimated cost to provide services and purchase merchandise for all outstanding and unfulfilled pre-need contracts. The merchandise liability is established and recorded at the time of the sale but is not recognized as an expense until such time that the associated revenue for the underlying contract is also recognized. The merchandise liability is established based on actual costs incurred or an estimate of future costs, which may include a provision for inflation. The merchandise liability is reduced when services are performed or when payment for merchandise is made by the Company and title is transferred to the customer.

Pursuant to state law, a portion of the proceeds from pre-need sales of merchandise and services is put into trust (the “merchandise trust”) until such time that the Company meets the requirements for releasing trust principle, which is generally delivery of merchandise or performance of services. All investment earnings generated by the assets in the merchandise trusts (including realized gains and losses) are deferred until the associated merchandise is delivered or the services are performed. The fair value of the funds held in merchandise trusts at December 31, 2007 and June 30, 2008 was approximately $228.6 million and $206.6 million, respectively (see Note 5).

Sales of Funeral Home Services

Revenue from funeral home services is recognized as services are performed and merchandise is delivered.

A portion of proceeds received from pre-need funeral service contracts is put into trust while amounts used to defray the initial administrative costs are not. All investment earnings generated by the assets in the trust (including realized gains and losses) are deferred until the associated merchandise is delivered or the services are performed. The balance of the amounts in these trusts is included within the merchandise trusts above.

Perpetual Care Trusts

Pursuant to state law, a portion of the proceeds from the sale of cemetery property is required to be paid into perpetual care trusts. All principal must remain in this trust into perpetuity while interest and dividends may be released and used to defray cemetery maintenance costs, which are expensed as incurred. Earnings from the perpetual care trusts are recognized in current cemetery revenues. The fair value of funds held in perpetual care trusts at December 31, 2007 and June 30, 2008 was $208.6 million and $198.7 million, respectively (see Note 6).

Deferred Cemetery Revenues, Net

In addition to amounts deferred on new contracts, Deferred cemetery revenues, net, includes deferred revenues from pre-need sales that were entered into by entities prior to the acquisition of those entities by the Company, including entities that were acquired by Cornerstone Family Services, Inc. upon its formation in 1999. The Company provides for a reasonable profit margin for these deferred revenues (deferred margin) to account for the future costs of delivering products and providing services on pre-need contracts that the Company acquired through acquisition. Deferred margin amounts are deferred until the merchandise is delivered or services are performed.

Impairment of Long-Lived Assets

The Company monitors the recoverability of long-lived assets, including cemetery property, property and equipment and other assets, based on estimates using factors such as current market value, future asset utilization, business and regulatory climate and future undiscounted cash flows expected to result from the use of the related assets. The Company’s policy is to evaluate an asset for impairment when events or circumstances indicate that a long-lived asset’s carrying value may not be recovered. An impairment charge is recorded to write-down the asset to its fair value if the sum of future undiscounted cash flows is less than the carrying value of the asset. No impairment charges were recorded in either the three or six months ended June 30, 2008.

Other-than-temporary Impairment of Trust Assets

The Company determines whether or not the assets in the merchandise and perpetual care trust have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its market value.

For assets held in the perpetual care trusts, any reduction in the cost basis due to an other-than-temporary impairment is offset with an equal and opposite reduction in the non-controlling interest in perpetual care trusts reflected on our balance sheet and has no impact in earnings.

For assets held in the merchandise trust, any reduction in the cost basis due to an other-than-temporary impairment is recorded in deferred revenue.

The trust footnotes (notes 5 and 6) disclose the adjusted cost basis of the assets in the trust. This adjusted cost basis includes any adjustments to the original cost basis due to other-than-temporary impairments.

The Company has determined that there were no other-than-temporary impairments of the assets held in the merchandise trust or the perpetual care trust as of June 30, 2008.

Net Income per Unit

Basic net income per unit is determined by dividing net income, after deducting the amount of net income allocated to the general partner interest from its issuance date of September 20, 2004, by the weighted average number of units outstanding during the period. Diluted net income per unit is calculated in the same manner as basic net income per unit, except that the weighted average number of outstanding units is increased to include the dilutive effect of outstanding unit options or phantom unit options.

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “Establishing the Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”), to permit all entities to choose to elect to measure eligible financial instruments at fair value. SFAS 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”) . The Company adopted this guidance effective January 1, 2008 and did not elect the fair value option for any of its eligible assets or liabilities as of this date.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations (“SFAS 141(R)”).” SFAS 141R requires that acquirers in a business combination identify and record at fair value all of the assets and liabilities acquired as well as any non-controlling interest resulting from such business combination. Goodwill will be recognized when the fair value of consideration paid or transferred to the acquiree plus the fair value of any non-controlling interest exceeds the fair value of identified assets acquired less the fair value of liabilities assumed. A gain from a bargain purchase will be recognized when the fair value of consideration paid or transferred to the acquiree plus the fair value of any non-controlling interest is less than the fair value of identified assets acquired less the fair value of liabilities assumed. Gains from bargain purchases will be recognized in earnings in the period in which the acquisition occurs. SFAS 141 R is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. SFAS 141 R cannot be applied retrospectively and is not applicable to any business combinations that occur before the adoption date. Accordingly, while SFAS 141 R may impact the accounting treatment on certain business combinations the Company may enter into after the effective date, it does not have any impact on these financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement—amendments of ARB No. 51 (“SFAS 160”).” SFAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. The Company is currently evaluating the impact the adoption of SFAS No. 160 will have on its consolidated financial statements.

In February 2008, the FASB Emerging Issues Task Force issued EITF Issue No. 07-04, “Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships” (“EITF 07-04”). EITF 07-04 specifies when a master limited partnership that contains incentive distribution rights (“IDR’s”) should classify said IDR’s as a separate class of units for which a separate earnings per unit calculation should be made. EITF 07-04 is effective for fiscal years beginning after December 15, 2008. Early application is not permitted. The Company is currently evaluating the effect that the adoption of EITF 07-04 will have on the partnership's net earnings per unit.

Use of Estimates

Preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting periods. As a result, actual results could differ from those estimates. The most significant estimates in the financial statements are the allowance for cancellations, unit-based compensation, merchandise liability, deferred sales revenue, deferred margin, deferred merchandise trust investment earnings, deferred obtaining costs and income taxes. Deferred Sales revenue, deferred margin and deferred merchandise trust investment earnings are included in deferred cemetery revenues, net, on the consolidated balance sheets.

2. LONG-TERM ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

Long-term accounts receivable, net, consist of the following:

	December 31, 2007	June 30, 2008
	(in thousands)
Customer receivables	$94,733	$104,526
Unearned finance income	(11,049)	(13,092)
Allowance for contract cancellations	(11,540)	(15,079)

	72,144	76,355
Less: current portion - net of allowance	32,063	34,677

Long-term portion - net of allowance	$40,081	$41,678

Activity in the allowance for contract cancellations is as follows:

	December 31, 2007	June 30, 2008
	(in thousands)
Balance - Beginning of period	$12,243	$11,540
Reserve on acquired contracts	115	1,710
Provision for cancellations	10,493	6,320
Charge-offs - net	(11,311)	(4,491)

Balance - End of period	$11,540	$15,079

3. CEMETERY PROPERTY

Cemetery property consists of the following:

	December 31, 2007	June 30, 2008
	(in thousands)
Developed land	$22,676	$26,578
Undeveloped land	129,380	145,921
Mausoleum crypts and lawn crypts	35,496	43,259

Total	$187,552	$215,758

4. PROPERTY AND EQUIPMENT

Major classes of property and equipment follow:

	December 31, 2007	June 30, 2008
	(in thousands)
Building and improvements	$42,215	$43,027
Furniture and equipment	33,184	27,857

	75,399	70,884
Less: accumulated depreciation	(21,470)	(22,662)

Property and equipment - net	$53,929	$48,222

5. MERCHANDISE TRUSTS

The cost and market value associated with the assets held in merchandise trusts at December 31, 2007 and June 30, 2008 are as follows:

As of December 31, 2007	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
	(in thousands)
Short-term investments	$23,071	$—	$—	$23,071
Fixed maturities:
U.S. Government and federal agency	3,720	32	(21)	3,731
U.S. State and local government agency	2,178	29	(9)	2,198
Corporate debt securities	3,896	11	(133)	3,774
Other debt securities	121,438	612	(1,411)	120,639

Total fixed maturities	131,232	684	(1,574)	130,342

Equity securities	83,324	1,425	(9,547)	75,202

Total	$237,627	$2,109	$(11,121)	$228,615

As of June 30, 2008	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
	(in thousands)
Short-term investments	$14,176	$—	$—	$14,176
Fixed maturities:
U.S. Government and federal agency	5,216	21	(83)	5,154
U.S. State and local government agency	5,857	24	(71)	5,810
Corporate debt securities	3,736	13	(178)	3,571
Other debt securities	55,941	—	(5,353)	50,588

Total fixed maturities	70,750	58	(5,685)	65,123

Equity securities	143,339	1,183	(17,182)	127,340

Total	$228,265	$1,241	$(22,867)	$206,639

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at June 30, 2008 is presented below:

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities:
U.S. Government and federal agency	$2,572	$63	$1,034	$20	$3,606	$83
U.S. State and local government agency	3,059	56	534	15	3,593	71
Corporate debt securities	1,643	104	1,093	74	2,736	178
Other debt securities	35,446	4,559	1,582	794	37,028	5,353

Total fixed maturities	42,720	4,782	4,243	903	46,963	5,685

Equity securities	110,562	15,216	8,994	1,966	119,556	17,182

Total	$153,282	$19,998	$13,237	$2,869	$166,519	$22,867

The Company determines whether or not the assets in the merchandise trust have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its market value. Any reduction in the cost basis due to an other-than-temporary impairment is recorded in deferred revenue. There will be no impact on earnings unless and until such time that this asset is withdrawn from the trust in accordance with state regulations at an amount that is less than its original basis. The Company has determined that there were no other-than-temporary impairments of the assets held in the merchandise trust as of June 30, 2008.

A reconciliation of the Company’s merchandise trust activities for the three and six months ended June 30, 2008 is presented below:

Three months ended June 30, 2008

Market Value @ 3/31/2008	Contributions	Distributions	Interest/ Dividends	Capital Gain Distributions	Realized Gain/ Loss	Taxes	Fees	Unrealized Change in Market Value	Change in Accrued Income	Market Value @ 6/30/2008
(in thousands)
$ 229,216	$16,820	$(35,365)	$2,958	$12	$936	$(1,310)	$(300)	$(6,496)	$168	$206,639

$ 229,216	$16,820	$(35,365)	$2,958	$12	$936	$(1,310)	$(300)	$(6,496)	$168	$206,639

Six months ended June 30, 2008

Market Value @ 12/31/2007	Contributions	Distributions	Interest/ Dividends	Capital Gain Distributions	Realized Gain/ Loss	Taxes	Fees	Unrealized Change in Market Value	Change in Accrued Income	Market Value @ 6/30/2008
(in thousands)
$ 228,615	$26,607	$(40,686)	$4,925	$584	$533	$(1,311)	$(520)	$(12,069)	$(39)	$206,639

$ 228,615	$26,607	$(40,686)	$4,925	$584	$533	$(1,311)	$(520)	$(12,069)	$(39)	$206,639

The Company deposited $5,223 and $16,820 and withdrew $10,774 and $35,365 from the trusts during the three month period ended June 30, 2007 and 2008, respectively. The company deposited $10,196 and $26,607 and withdrew $17,752 and $40,686 from the trusts during the six months ended June 30, 2007 and 2008, respectively. During the three months ended June 30, 2007, purchases and sales of securities available for sale included in trust investments were $47,062 and $53,840, respectively. During the three months ended June 30, 2008, purchases and sales of securities available for sale included in trust investments were $69,285 and $70,122, respectively. During the six months ended June 30, 2007, purchases and sales of securities available for sale included in trust investments were $82,844 and $84,639, respectively. During the six months ended June 30, 2008, purchases and sales of securities available for sale included in trust investments were $227,175 and $161,289, respectively.

6. PERPETUAL CARE TRUSTS.

The cost and market value associated with the assets held in perpetual care trusts at December 31, 2007 and June 30, 2008 was as follows:

As of December 31, 2007	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
	(in thousands)
Short-term investments	$13,955	$—	$—	$13,955
Fixed maturities:
U.S. Government and federal agency	7,625	78	(16)	7,687
U.S. State and local government agency	3,790	74	(8)	3,856
Corporate debt securities	15,314	73	(495)	14,892
Other debt securities	98,108	68	(2,386)	95,790

Total fixed maturities	124,837	293	(2,905)	122,225

Equity Securities	78,953	807	(7,361)	72,399

Total	$217,745	$1,100	$(10,266)	$208,579

As of June 30, 2008	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
	(in thousands)
Short-term investments	$17,826	$—	$—	$17,826
Fixed maturities:
U.S. Government and federal agency	9,421	41	(125)	9,337
U.S. State and local government agency	9,939	61	(89)	9,911
Corporate debt securities	14,670	63	(674)	14,059
Other debt securities	57,231	15	(7,121)	50,125

Total fixed maturities	91,261	180	(8,009)	83,432

Equity Securities	109,936	443	(12,914)	97,465

Total	$219,023	$623	$(20,923)	$198,723

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at June 30, 2008 held in perpetual care trusts is presented below:

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities:
U.S. Government and federal agency	$4,445	$109	$1,087	$16	$5,532	$125
U.S. State and local government agency	4,857	82	482	7	5,339	89
Corporate debt securities	6,389	388	4,080	286	10,469	674
Other debt securities	47,237	7,121	—	—	47,237	7,121

Total fixed maturities	62,928	7,700	5,649	309	68,577	8,009

Equity Securities	74,505	10,171	17,267	2,743	91,772	12,914

Total	$137,433	$17,871	$22,916	$3,052	$160,349	$20,923

The Company determines whether or not the assets in the perpetual care trust have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its market value. Any reduction in the cost basis due to an other-than-temporary impairment is offset with an equal an opposite reduction in the non-controlling interest in perpetual care trusts reflected on our balance sheet and has no impact in earnings. The Company has determined that there were no other-than-temporary impairments of the assets held in the perpetual care trust as of June 30, 2008.

A reconciliation of the Company’s perpetual care trust activities for the three and six months ended June 30, 2008 is presented below:

Three months ended June 30, 2008

Market Value @ 3/31/2008	Contributions	Distributions	Interest/ Dividends	Capital Gain Distributions	Realized Gain/ Loss	Taxes	Fees	Unrealized Change in Market Value	Change in Accrued Income	Market Value @ 6/30/2008
(in thousands)
$ 204,204	$15,992	$(19,589)	$3,651	$27	$(114)	$(368)	$(238)	$(5,048)	$206	$198,723

$ 204,204	$15,992	$(19,589)	$3,651	$27	$(114)	$(368)	$(238)	$(5,048)	$206	$198,723

Six months ended June 30, 2008
Market Value @ 12/31/2007	Contributions	Distributions	Interest/ Dividends	Capital Gain Distributions	Realized Gain/ Loss	Taxes	Fees	Unrealized Change in Market Value	Change in Accrued Income	Market Value @ 6/30/2008
(in thousands)
$ 208,579	$17,782	$(22,930)	$6,443	$715	$(549)	$(444)	$(421)	$(10,673)	$221	$198,723

$ 208,579	$17,782	$(22,930)	$6,443	$715	$(549)	$(444)	$(421)	$(10,673)	$221	$198,723

The Company deposited $996 and $15,992 and withdrew $1,012 and $19,589 from the trusts during the three months ended June 30, 2007 and 2008, respectively. The Company deposited $2,228 and $17,782 and withdrew $3,647 and $22,930 from the trusts during the six months ended June 30, 2007 and 2008, respectively. During the three months ended June 30, 2007, purchases and sales of securities available for sale included in trust investments were $25,903 and $25,224, respectively. During the three months ended June 30, 2008, purchases and sales of securities available for sale included in trust investments were $30,204 and $20,712, respectively. During the six months ended June 30, 2007, purchases and sales of securities available for sale included in trust investments were $135,242 and $116,642, respectively. During the six months ended June 30, 2008, purchases and sales of securities available for sale included in trust investments were $137,617 and $86,308, respectively.

The Company recorded income from perpetual care trusts of $2.5 million and $4.7 million for the three and six months ended June 30, 2007, respectively, and $3.5 million and $6.8 million during the same period of 2008. This income is classified as cemetery revenues in the consolidated statements of operations.

7. LONG-TERM DEBT

The Company had the following outstanding debt at:

	December 31, 2007	June 30, 2008
	(in thousands)
Insurance premium financing, due in installments through September 2008 (4.75%)	$350	$452
Vehicle Financing	61	43
Acquisition Credit Facility, due September 2012 (interest rate - Libor + 3.25%)	6,253	6,903
Revolving Credit Facility, due September 2012 (interest rate - Libor + 3.25%)	7,000	13,500
Series A senior secured notes, due 2009 (interest rate - 7.66%)	80,000	80,000
Series B senior secured notes, due 2012 (interest rate - 9.34%)	35,000	35,000
Series C senior secured notes, due 2012 (interest rate - 9.09%)	17,500	17,500

Total	146,164	153,398
Less current portion	386	488

Long-term portion	$145,778	$152,910

Acquisition Credit Facility and Revolving Credit Facility

On August 15, 2007, StoneMor Operating LLC (the “Operating Company”) and certain of its subsidiaries, (collectively, the “Borrowers”) entered into the Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. (“Bank of America”), other lenders, and Banc of America Securities LLC (“BAS”) (collectively, the “Lenders”). Capitalized terms which are not defined in this Quarterly Report on Form 10-Q shall have the meaning assigned to such terms in the Credit Agreement.

The Credit Agreement provides for both an acquisition credit facility (the “Acquisition Credit Facility”) and a revolving credit facility (the “Revolving Credit Facility”). Both of these facilities have a five-year term.

The maximum amount available under the Acquisition Credit Facility is currently $40 million. The Lenders have an uncommitted option of increasing this maximum amount by an additional $15 million. Any amount repaid by the Borrowers under the terms of and during the term of the Acquisition Credit Facility cannot be reborrowed.

The maximum amount available under the Revolving Credit Facility is currently $25 million. The Lenders have an uncommitted option of increasing this maximum amount by an additional $10 million. There is also a provision for certain Swing Line Loans, up to a maximum of $5 million provided solely by Bank of America. Any amount repaid by the Borrowers under the terms of and during the term of the Revolving Credit Facility can be reborrowed.

Loans outstanding under the Acquisition Credit Facility and the Revolving Credit Facility bear interest at a per annum rate based upon a base rate (the “Base Rate”) or a Eurodollar rate (the “Eurodollar Rate”) plus a margin ranging from 0% to .75% over the Base Rate and 2.25% to 3.25% over the Eurodollar rate, as selected by the Borrowers. The Base Rate is the higher of (a) the Federal Funds Rate plus 0.5% or (b) the “prime rate” as set by Bank of America. The Eurodollar Rate equals the British Bankers Association LIBOR Rate. Margin is determined by the ratio of consolidated funded debt to consolidated EBITDA of the Company.

The Credit Agreement requires the Borrowers to pay an unused commitment fee, which is calculated based on the amount by which the commitments under the Credit Agreement exceed the usage of such commitments. The Borrowers are also required to pay certain additional fees to Bank of America as Administrative Agent, and BAS as Arranger.

The proceeds of the Acquisition Credit Facility may be used by the Borrowers to finance (i) Permitted Acquisitions, as defined in the Credit Agreement, and (ii) the purchase and construction of mausoleums. The proceeds of the Revolving Credit Facility and Swing Line Loans may be utilized to finance working capital requirements, Capital Expenditures, as defined in the Credit Agreement, and for other general corporate purposes.

Borrowings under the Credit Agreement rank pari passu with all other senior secured debt of the Borrowers including the senior secured notes discussed below. The Borrowers’ obligations under the Credit Agreement are guaranteed by both the Company and StoneMor GP (collectively, the “Guarantors”).

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

The Borrowers’ obligations under the Acquisition Credit Facility are secured by a first priority lien and security interest in substantially all assets, whether then owned or thereafter acquired, other than specified receivable rights of the Borrowers and the Guarantors, excluding trust accounts and certain proceeds required by law to be placed into such trust accounts and funds held in trust accounts, StoneMor GP’s general partner interest in the Company and StoneMor GP’s incentive distribution rights under the Company’s partnership agreement, and a secondary priority lien and security interest in those specified receivable rights. These assets secure the Acquisition Credit Facility and the senior secured notes described below. The priority of the liens and security interests securing the Acquisition Credit Facility ranks pari passu with the liens and security interests securing the senior secured notes described below.

The agreements governing the Revolving Credit Facility and the Acquisition Credit Facility contain restrictive covenants that, among other things, prohibit distributions upon defined events of default, restrict investments and sales of assets and require the Company to maintain certain financial covenants, including specified financial ratios.

As of June 30, 2008, the Company had $20.4 million outstanding under the Credit Agreement.

Senior Secured Notes

On August 15, 2007, StoneMor GP, the Company, the Operating Company, and certain subsidiaries of the Operating Company (collectively, the “Issuers”) entered into the Amended and Restated Note Purchase Agreement

(the “Note Purchase Agreement”) with Prudential Investment Management Inc., The Prudential Insurance Company of America, Prudential Retirement Insurance and Annuity Company, certain affiliates of Prudential Investment Management Inc., iStar Financial Inc., SFT I, Inc., and certain affiliates of iStar Financial Inc. (collectively, the “Note Purchasers”). Capitalized terms which are not defined in this Quarterly Report on Form 10-Q shall have the meaning assigned to such terms in the Note Purchase Agreement.

Pursuant to the Note Purchase Agreement, the Issuers and the Note Purchasers agreed to (a) exchange certain senior secured notes previously issued by the Issuers to the Note Purchasers on September 20, 2004, for new Series A Notes, as defined in the Note Purchase Agreement, due September 20, 2009, in the amount of $80 million; and (b) issue Series B Notes, as defined in the Note Purchase Agreement, due August 15, 2012 in the aggregate amount of $35 million subject to the option, on an uncommitted basis, to issue/purchase additional secured Shelf Notes in the aggregate amount of up to $35 million, and to issue/purchase additional secured Shelf Notes to refinance the Series A Notes.

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

The Notes are guaranteed by the Company and StoneMor GP. The Notes rank pari passu with all other senior secured debt, including the Revolving Credit Facility and the Acquisition Credit Facility. Obligations under the Notes are secured by a first priority lien and security interest covering substantially all of the assets of the issuers, whether then owned or thereafter acquired, other than specified receivable rights and a second priority lien and security interest covering those specified receivable rights of the Issuers, whether then owned or thereafter acquired. These assets secure the Notes and the Acquisition Credit Facility described above. The priority of the liens and security interests securing the Notes ranks pari passu with the liens and security interests securing the Acquisition Credit Facility described above.

The Note Purchase Agreement contains restrictive covenants that, among other things, prohibit distributions upon defined events of default, restrict investments and sales of assets and require the Company to maintain certain financial covenants, including specified financial ratios.

Deferred financing costs were approximately $2.9 million at June 30, 2008, consisted of approximately $4.5 million of debt issuance costs less accumulated amortization of approximately $1.6 million. These costs were incurred in connection with the issuance of the Company’s senior secured notes during September 2004 and their amendment during August 2007.

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

The Partnership’s corporate subsidiaries are taxable entities for federal and states income tax purposes. At December 31, 2007, these corporate subsidiaries had a federal net operating loss carryover of approximately $54.7 million, which will begin to expire in 2019 and $92.0 in state net operating loss carry-forwards, a portion of which expires annually.

The Partnership’s corporate subsidiaries account for their income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), which is applicable for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement for financial statement recognition and measurement of a tax position reported or expected to be reported on a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. On January 1, 2007, the Company adopted FIN 48. Prior to the adoption of FIN 48, the Company’s policy was to recognize tax benefits of uncertain tax positions only if it was “probable” that the position would be sustained. FIN 48 requires application of a “more likely than not” threshold to the recognition and derecognition of tax positions. As a result of the adoption of FIN 48, no adjustments were made to partners’ equity for unrecognized tax benefits.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations. The Company is not currently subject to any ongoing federal or state tax examinations. The Company has not extended the statute of limitations for the federal or state jurisdictions with tax years open from 2003 forward. The Company has tax net operating loss and credit carry forwards that are subject to examination for a number of years beyond the year in which they are utilized for tax purposes. Since a portion of these carry forwards will be utilized in the future, many of these attribute carry forwards may remain subject to examination.

The provision for income taxes for the three and six months ended June 30, 2007 and 2008, respectively is based upon the estimated annual effective tax rates expected to be applicable to the Company for 2007 and 2008, respectively.

At June 30, 2008, the Company had no amounts recorded for uncertain tax positions, interest or penalties in the accompanying consolidated financial statements.

9. DEFERRED CEMETERY REVENUES – NET

At December 31, 2007 and June 30, 2008, deferred cemetery revenues, net, consisted of the following:

	December 31, 2007	June 30, 2008
	(in thousands)
Deferred cemetery revenue	$160,429	$174,428
Deferred merchandise trust revenue	21,709	10,569
Deferred pre-acquisition margin	62,428	65,039
Deferred cost of good sold	(23,624)	(25,591)

Deferred cemetery revenues, net	$220,942	$224,445

Deferred selling and obtaining costs	$35,836	$39,122

Deferred selling and obtaining costs are carried as an asset on the condensed consolidated balance sheet in accordance with SFAS 60.

10. COMMITMENTS AND CONTINGENCIES

Legal

The Company is party to legal proceedings in the ordinary course of its business but does not expect the outcome of any proceedings, individually or in the aggregate, to have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Leases

At June 30, 2008, the Company was committed to operating lease payments for premises, automobiles and office equipment under various operating leases with initial terms ranging from one to five years and options to renew at varying terms. Expenses under operating leases were $0.2 million and $0.6 million for the three months ended June 30, 2007 and 2008 respectively and $0.4 million and $0.9 million for the six months ended June 30, 2007 and 2008 respectively.

At June 30, 2008, operating leases will result in future payments in the following approximate amounts:

(in thousands)
2008	$875
2009	1,619
2010	1,449
2011	1,300
2012	1,234
Thereafter	5,309

Total	$11,786

Tax Indemnification

CFSI LLC (formerly Cornerstone Family Services, Inc., the Company’s predecessor) has agreed to indemnify the Company for all federal, state and local income tax liabilities attributable to the operation of the assets contributed by CFSI LLC to the Company prior to September 20, 2004. CFSI LLC has also agreed to indemnify the Company against additional income tax liabilities, if any, that arise from the consummation of the transactions related to the Company’s formation in excess of those believed to result at the time of the closing of the Company’s initial public offering. CFSI LLC has also agreed to indemnify the Company against the increase in income tax liabilities of its corporate subsidiaries resulting from any reduction or elimination of its net operating losses to the extent those net operating losses are used to offset any income tax gain or income resulting from the prior operation of the assets of CFSI LLC contributed to the Company, or from the Company’s formation transactions in excess of such gain or income believed to result at September 20, 2004.

11. PARTNERS EQUITY

Unit-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards 123 R, “Share Based Payment” (“SFAS 123 R”). SFAS 123 R requires that company’s record as an expense the fair value of share based payment awards made to their employees. Depending upon their form, the offset to the expense is either to equity (normally additional paid in capital) or is recorded as a liability.

The Company has issued to certain key employees and management unit-based compensation in the form of unit appreciation rights and phantom partnership units. Each of these awards qualifies as an equity award.

Compensation expense recognized related to unit appreciation rights and restricted phantom unit awards is summarized in the table below:

	Six Months Ended June 30,
(in thousands)	2007	2008
Unit appreciation rights	$85	$44
Restricted phantom units	2,254	1,214

Total unit-based compensation expense	$2,339	$1,258

As of June 30, 2008, there was $0.1 million of unrecognized pretax compensation cost related to nonvested unit appreciation rights and $1.9 million of unrecognized pretax compensation cost related to nonvested restricted phantom units.

On January 9, 2008, 90,125 phantom units, issued to certain members of management, vested and common units representing limited partner interests were issued on a one-for-one basis. Based on the compensation expense previously recognized for these units, common unitholder equity increased by $1,912.

12. ACQUISITIONS

The Company acquired 1 cemetery during the six months ended June 30, 2008. This acquisition took place during the first quarter. The results of the operations of the acquired cemetery have been included in the condensed consolidated financial statements since the date of acquisition and are not material to the results of operations. StoneMor paid $600,000 in cash and $500,000 in common units representing limited partnership interests to the sellers to acquire this location. Including the acquisition transaction costs, the transaction was valued at $1.2 million for accounting purposes.

The following table summarizes the estimated fair values (in thousands) of the assets acquired and liabilities assumed as of the acquisition date.

Assets acquired
Accounts receivable, net	$827
Cemetery property	1,301
Property and equipment	176
Merchandise trust funds, restricted at fair value	1,058

Total assets acquired	3,362

Liabilities assumed
Deferred margin	1,128
Merchandise liability	1,041

Total liabilities assumed	2,169

Net assets acquired	$1,193

On December 21, 2007 the Company acquired 45 cemeteries and 30 funeral homes from Service Corporation International (NYSE: SCI) joined by certain of its direct and indirect subsidiary entities (the “SCI Acquisition”). The results of operations of these acquired cemeteries and funeral homes have been included in the condensed consolidated financial statements since that date.

The Company’s balance sheets at December 31, 2007 and March 31, 2008 reflect purchase price allocations related to the SCI Acquisition that had not as of yet been finalized. These purchase price allocations were re-estimated in the second quarter of 2008 and resulted in an increase of the value of net assets acquired from $76.4 million to $77.8 million along with a reallocation of the various components of such net assets acquired.

The following table reconciles amounts originally recorded and included in partners’ equity at December 31, 2007 and March 30, 2008 to amounts included in partners’ equity at June 30, 2008.

	Original	Re-estimate	Change
Assets

Accounts receivable, net	$9,583	$6,038	$(3,545)
Inventory	817	—	(817)
Cemetery property	15,861	45,516	29,655
Property and equipment	24,873	16,888	(7,985)
Merchandise trust assets	68,013	73,868	5,855

Total assets	119,147	142,310	23,163

Liabilities

Deferred margin	22,222	25,303	3,081
Deferred interest	32	—	(32)
Merchandise liability	20,513	39,230	18,717

Total liabilities	42,767	64,533	21,766

Net assets	$76,380	$77,777	$1,397

13. SEGMENT INFORMATION

In conjunction with its September 2006 acquisition of 21 cemeteries and 14 funeral homes from Service Corporation International and as part of ongoing strategic planning and ongoing marketing studies of its potential customers, in the third quarter of 2007 the Company reorganized and disaggregated its single reportable segment into five distinct reportable segments which are classified as Cemetery Operations – Southeast, Cemetery Operations – Northeast, Cemetery Operations – West, Funeral Homes, and Corporate.

The Company has chosen this level of reorganization and disaggregation of reportable segments due to the fact that a) each reportable segment has unique characteristics that set it apart from other segments; b) the Company has organized its management personnel at these operational levels; c) it is the level at which the Company’s chief decision makers and other senior management evaluate performance.

The Company’s Funeral Homes segment offers a range of funeral-related services such as family consultation, the removal of and preparation of remains and the use of funeral home facilities for visitation. These services are distinctly different than the cemetery merchandise and services sold and provided by the cemetery operations segments.

The cemetery operations segments sell interment rights, caskets, burial vaults, cremation niches, markers and other cemetery related merchandise. The nature of the Company’s customers differs in each of our regionally based cemetery operating segments. Cremation rates in the West region are substantially higher (65% in Washington and Oregon) than they are in the Southeast region (12% in Alabama and Kentucky). Rates in the Northeast region tend to be somewhere between the two. Statistics indicate that customers who select cremation services have certain attributes that differ from customers who select other methods of interment. The disaggregation of cemetery operations into the three distinct regional segments is primarily due to these differences in customer attributes along with the previously mentioned management structure and senior management analysis methodologies.

The Company’s Corporate segment includes various home office selling and administrative expenses that are not allocable to the other operating segments.

Segment information as of and for the three and six months ended June 30, 2007 and June 30, 2008 is as follows:

As of and for the three months ended June 30, 2007

	Cemeteries			Funeral Homes	Corporate	Adjustment	Total
	Southeast	Northeast	West
	(in thousands)
Revenues
Sales	$14,206	$9,070	$2,316	$—	$—	$177	$25,769
Service and other	5,549	7,193	1,256	—	—	(1,606)	12,392
Funeral home	—	—	—	2,503	—	—	2,503

Total revenues	19,755	16,263	3,572	2,503	—	(1,429)	40,664

Costs and expenses
Cost of sales	2,890	2,173	513	—	—	107	5,683
Selling	4,472	2,767	745	—	356	131	8,471
Cemetery	3,456	3,604	816	—	—	—	7,876
General and administrative	1,908	1,346	418	—	21	—	3,693
Funeral home	—	—	—	2,045	—	—	2,045
Corporate	—	—	—	—	4,951	—	4,951

Total costs and expenses	12,726	9,890	2,492	2,045	5,328	238	32,719

Operating earnings	7,029	6,373	1,080	458	(5,328)	(1,667)	7,945

Interest expense	1,050	840	96	146	—	—	2,132
Depreciation and amortization	319	233	10	103	250	—	915

Earnings (losses) before taxes	$5,660	$5,300	$974	$209	$(5,578)	$(1,667)	$4,898

Supplemental information

Total assets	$282,008	$284,734	$44,801	$15,644	$14,048	$—	$641,235

Amortization of cemetery property	$699	$722	$29	$—	$—	$281	$1,731

Long lived asset additions	$397	$(81)	$52	$108	$161	$—	$637

As of and for the three months ended June 30, 2008

	Cemeteries			Funeral Homes	Corporate	Adjustment	Total
	Southeast	Northeast	West
	(in thousands)
Revenues
Sales	$17,313	$8,760	$7,684	$—	$—	$(6,503)	$27,254
Service and other	6,837	6,326	3,706	—	—	(1,834)	15,035
Funeral home	—	—	—	5,647	—	—	5,647

Total revenues	24,150	15,086	11,390	5,647	—	(8,337)	47,936

Costs and expenses
Cost of sales	3,594	2,083	1,249	—	—	(1,363)	5,563
Selling	5,217	2,668	2,273	—	318	(1,555)	8,921
Cemetery	4,583	3,629	2,741	—	13	—	10,966
General and administrative	2,577	1,502	1,194	—	27	—	5,300
Funeral home	—	—	—	4,787	—	—	4,787
Corporate	—	—	—	—	5,567	—	5,567

Total costs and expenses	15,971	9,882	7,457	4,787	5,925	(2,918)	41,104

Operating earnings	8,179	5,204	3,933	860	(5,925)	(5,419)	6,832

Interest expense	1,277	641	720	577	—	—	3,215
Depreciation and amortization	325	225	42	95	355	—	1,042

Earnings (losses) before taxes	$6,577	$4,338	$3,171	$188	$(6,280)	$(5,419)	$2,575

Supplemental information

Total assets	$338,584	$261,663	$155,611	$37,357	$13,154	$—	$806,369

Amortization of cemetery property	$804	$631	$114	$—	$—	$(450)	$1,099

Long lived asset additions	$10,892	$472	$2,504	$647	$315	$—	$14,830

As of and for the six months ended June 30, 2007
	Cemeteries			Funeral Homes	Corporate	Adjustment	Total
	Southeast	Northeast	West
	(in thousands)
Revenues
Sales	$26,343	$17,608	$3,936	$—	$—	$(5,515)	$42,372
Service and other	10,425	14,327	1,992	—	—	(3,445)	23,299
Funeral home	—	—	—	5,533	—	—	5,533

Total revenues	36,768	31,935	5,928	5,533	—	(8,960)	71,204

Costs and expenses
Cost of sales	5,511	4,015	892	—	—	(831)	9,587
Selling	8,367	5,717	1,283	—	677	(1,329)	14,715
Cemetery	6,483	6,658	1,519	—	—	—	14,660
General and administrative	3,754	2,874	782	—	21	—	7,431
Funeral home	—	—	—	4,148	—	—	4,148
Corporate	—	—	—	—	10,233	—	10,233

Total costs and expenses	24,115	19,264	4,476	4,148	10,931	(2,160)	60,774

Operating earnings	12,653	12,671	1,452	1,385	(10,931)	(6,800)	10,430

Interest expense	2,054	1,648	191	285	—	—	4,178
Depreciation and amortization	628	475	15	179	492	—	1,789

Earnings (losses) before taxes	$9,971	$10,548	$1,246	$921	$(11,423)	$(6,800)	$4,463

Supplemental information

Total assets	$282,008	$284,734	$44,801	$15,644	$14,048	$—	$641,235

Amortization of cemetery property	$1,479	$1,307	$47	$—	$—	$187	$3,020

Long lived asset additions	$621	$108	$115	$117	$258	$—	$1,219

As of and for the six months ended June 30, 2008

	Cemeteries			Funeral Homes	Corporate	Adjustment	Total
	Southeast	Northeast	West
	(in thousands)
Revenues
Sales	$32,267	$16,726	$14,058	$—	$—	$(12,599)	$50,452
Service and other	12,931	11,523	7,659	—	—	(3,024)	29,089
Funeral home	—	—	—	11,808	—	—	11,808

Total revenues	45,198	28,249	21,717	11,808	—	(15,623)	91,349

Costs and expenses
Cost of sales	6,855	4,336	2,238	—	—	(2,141)	11,288
Selling	10,212	5,295	4,123	—	610	(3,114)	17,126
Cemetery	8,655	6,845	4,926	—	27	—	20,453
General and administrative	5,073	3,039	2,364	—	53	—	10,529
Funeral home	—	—	—	9,406	—	—	9,406
Corporate	—	—	—	—	11,017	—	11,017

Total costs and expenses	30,795	19,515	13,651	9,406	11,707	(5,255)	79,819

Operating earnings	14,403	8,734	8,066	2,402	(11,707)	(10,368)	11,530

Interest expense	2,610	1,401	1,266	1,042	—	—	6,319
Depreciation and amortization	641	447	73	185	661	—	2,007

Earnings (losses) before taxes	$11,152	$6,886	$6,727	$1,175	$(12,368)	$(10,368)	$3,204

Supplemental information

Total assets	$338,584	$261,663	$155,611	$37,357	$13,154	$—	$806,369

Amortization of cemetery property	$1,516	$1,656	$240	$—	$—	$(27)	$3,385

Long lived asset additions	$12,278	$529	$2,846	$762	$1,400	$—	$17,815

14. FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company simultaneously adopted SFAS 157 and SFAS 159. As per the provisions of SFAS 159, the Company did not elect fair value measurement for any eligible assets or liabilities not previously recorded at fair value.

SFAS 157 establishes a new framework for measuring fair value and expands related disclosures. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS 157 establishes a fair value hierarchy that gives the highest priority to observable inputs and the lowest priority to unobservable inputs. The three levels of the fair value hierarchy defined by SFAS 157 are described below.

Level 1:	Quoted market prices available in active markets for identical assets or liabilities. The Company includes cash and cash equivalents, U.S. Government debt securities and publicly traded equity instruments in its level 1 investments.

Level 2:	Quoted prices in active markets for similar assets; quoted prices in non-active markets for identical or similar assets; inputs other than quoted prices that are observable. The Company includes U.S. state and municipal, corporate and other fixed income debt securities in its level 2 investments.

Level 3:	Any and all pricing inputs that are generally unobservable and not corroborated by market data.

The following table allocates the Company’s assets and liabilities measured at fair value as of June 30, 2008.

Merchandise Trust

Description	Level 1	Level 2	Level 3
	(in thousands)
Assets

Short-term investments	$14,176	$—	$—

Fixed maturities:
U.S. government and federal agency	5,154	—	—
U.S. state and local government agency	—	5,810	—
Corporate debt securities	—	3,570	—
Other debt securities	38,632	11,957	—

Equity securities	$127,340	$—	$—

Perpetual Care Trust

Description	Level 1	Level 2	Level 3
	(in thousands)
Assets

Short-term investments	$17,826	$—	$—

Fixed maturities:
U.S. government and federal agency	9,336	—	—
U.S. state and local government agency	—	9,910	—
Corporate debt securities	—	14,059	—
Other debt securities	24,163	25,961	—

Equity securities	$97,468	$—	$—

The Company has not applied the provisions of SFAS 157 to non-financial assets and liabilities that are of a non-recurring nature in accordance with FASB Staff Position (FSP) Financial Accounting Standards 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delayed the effective date of application of SFAS 157 to non-financial assets and liabilities that are of a non-recurring nature until January 1, 2009.

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

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, including, but not limited to, information regarding the status and progress of our operating activities, the plans and objectives of our management, assumptions regarding our future performance and plans, and any financial guidance provided, as well as certain information in other filings with the SEC and elsewhere, are forward-looking statements within the meaning of Section 27A(i) of the Securities Act of 1933 and Section 21E(i) of the Securities Exchange Act of 1934. The words

“believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “project,” “expect,” “predict,” and similar expressions identify these forward-looking statements. These forward-looking statements are made subject to certain risks and uncertainties that could cause actual results to differ materially from those stated, including, but not limited to, the following: future revenue and revenue growth; the impact of our significant leverage on our operating plans; our ability to service our debt; our ability to attract, train and retain an adequate number of sales people; uncertainties associated with the volume and timing of pre-need sales of cemetery services and products; variances in death rates; variances in the use of cremation; changes in the political or regulatory environments, including potential changes in tax accounting and trusting policies; our ability to successfully implement a strategic plan relating to producing operating improvement, strong cash flows and further deleveraging; uncertainties associated with the integration or the anticipated benefits of the acquisition of assets, information disclosed within this Quarterly Report on Form 10-Q; and various other uncertainties associated with the deathcare industry and our operations in particular.

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

Overview

We were created on April 2, 2004 to own and operate the cemetery and funeral home business conducted by Cornerstone Family Services, Inc. (“Cornerstone”) and its subsidiaries. On September 20, 2004, in connection with our initial public offering of common units representing limited partner interests, Cornerstone contributed to us substantially all of their assets, liabilities and businesses, and then converted into CFSI LLC, a limited liability company. This transfer represented a reorganization of entities under common control and was recorded at historical cost. In exchange for these assets, liabilities and businesses, CFSI LLC received 564,782 common units and 4,239,782 subordinated units representing limited partner interests in us.

Cornerstone was founded in 1999 by members of our management team and a private equity investment firm, which we refer to as McCown De Leeuw, in order to acquire a group of 123 cemetery properties and 4 funeral homes. Since that time, Cornerstone, succeeded by us, acquired 103 additional cemeteries and 52 funeral homes, built two funeral homes, exited from one management contract and sold one cemetery and one funeral home.

On September 20, 2004, we completed our initial public offering of 3,675,000 common units at a price of $20.50 per unit representing a 42.5% interest in us. On September 23, 2004, we sold an additional 551,250 common units to the underwriters in connection with the exercise of their over-allotment option and redeemed an equal number of common units from CFSI LLC at a cost of $5.3 million, making a total of 4,239,782 common units outstanding. Total gross proceeds from these sales were $86.6 million, before offering costs and underwriting discounts. Net proceeds, after deducting underwriting discounts but before paying offering costs, from these sales of common units was $80.8 million.

Concurrent with the initial public offering, our wholly owned subsidiary, StoneMor Operating LLC, and its subsidiaries, all as borrowers, issued and sold $80.0 million in aggregate principal amount of senior secured notes in a private placement and entered into a $12.5 million revolving credit facility and a $22.5 million acquisition facility with a group of banks. The net proceeds of the initial public offering and the sale of senior secured notes were used to repay the debt and associated accrued interest of approximately $135.1 million of CFSI LLC and $15.7 million of fees and expenses associated with the initial public offering and the sale of senior secured notes. The remaining funds have been used for general partnership purposes, including the construction of mausoleum crypts and lawn crypts, the purchases of equipment needed to install burial vaults and the acquisition of cemetery and funeral home locations.

On December 21, 2007, we completed a secondary public offering of 2,650,000 common units at a price of $20.26 per unit representing a 22.2% interest in us, making a total of 8,505,725 common units outstanding. In conjunction with this offering, our general partner contributed $1.1 million to maintain its 2% general partner interest. Total gross proceeds from these sales were $54.8 million, before offering costs and underwriting discounts. Net proceeds, after deducting underwriting discounts but before paying offering costs, from these sales of common units were $51.8 million.

Concurrent with the secondary public offering, our wholly owned subsidiary, StoneMor Operating LLC and its subsidiaries (collectively “StoneMor LLC”), all as borrowers, issued $17.5 million in aggregate principal amount of senior secured notes. The net proceeds of the public offering and the sale of senior secured notes and borrowings of $6.3 million under our acquisition line of credit were used to purchase 45 cemeteries and 30 funeral homes from Service Corporation International (NYSE: SCI).

Segment Reporting and Related Information

In conjunction with our September 2006 acquisition of 21 cemeteries and 14 funeral homes from Service Corporation International and as part of ongoing strategic planning and ongoing marketing studies of our potential customers, in the third quarter of 2007 we reorganized and disaggregated our single reportable segment into five distinct reportable segments which are classified as Cemetery Operations – Southeast, Cemetery Operations – Northeast, Cemetery Operations – West, Funeral Homes, and Corporate.

We chose this level of reorganization and disaggregation of reportable segments due to the fact that a) each reportable segment has unique characteristics that set it apart from each other; b) we have organized our management personnel at these operational levels; c) this is the level at which our chief decision makers and other senior management evaluate performance.

Our Funeral Homes segment offers a range of funeral-related services such as family consultation, the removal of and preparation of remains and the use of funeral home facilities for visitation. These services are distinctly different than the cemetery merchandise and services sold and provided by the cemetery operations segments.

The cemetery operations segments sell interment rights, caskets, burial vaults, cremation niches, markers and other cemetery related merchandise. The nature of our customers differs in each of our regionally based cemetery operating segments. Cremation rates in the West region are substantially higher (65% in Washington and Oregon) than they are in the Southeast region (12% in Alabama and Kentucky). Rates in the Northeast region tend to be somewhere between the two. Statistics indicate that customers who select cremation services have certain attributes that differ from customers who select other methods of interment. The disaggregation of cemetery operations into the three distinct regional segments is primarily due to these differences in customer attributes along with the previously mentioned management structure and senior management analysis methodologies.

Our Corporate segment includes various home office selling and administrative expenses that are not allocable to the other operating segments.

Cemetery Operations

As of June 30, 2008, we operated 224 cemeteries in 25 states and Puerto Rico. We own 210 of these cemeteries and operate the remaining 14 under long-term management agreements with cemetery associations that own the cemeteries. As a result of the agreements and other control arrangements, we consolidate the results of the 14 managed cemeteries in our condensed consolidated financial statements.

We sell cemetery products and services both at the time of death, which we refer to as at-need, and prior to the time of death, which we refer to as pre-need. During the first six months of 2008, we performed approximately 20,200 burials and sold more than 13,400 interment rights (net of cancellations) compared to 14,800 and 11,700 respectively, for the same period of 2007.

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

•

Investment income from assets held in our merchandise trust, which we recognize as revenues when we deliver the underlying merchandise or perform the underlying services and recognize the associated sales revenue as discussed above;

•	Investment income from perpetual care trusts, which we recognize as revenues as the income is earned in the trust; and

•	other items, such as interest income on pre-need installment contracts and sales of land.

The criteria for recognizing revenue related to the sale of pre-need cemetery merchandise is that such merchandise is “delivered” to our customer, which generally means that:

•	the merchandise is complete and ready for installation or;

•	the merchandise is either installed or stored at an off-site location, at no additional cost to us, and specifically identified with a particular customer, and;

•	the risks and rewards of ownership have passed to the customer.

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

Deferred revenues from pre-need sales and related merchandise trust earnings are reflected on our balance sheet in deferred cemetery revenues, net. Total deferred cemetery revenues, net, also includes deferred revenues from pre-need sales that were entered into by entities we acquired prior to the time we acquired them. This includes both those entities that we acquired at the time of the formation of Cornerstone and other subsequent acquisitions. Our profit margin on pre-need sales entered into by entities we subsequently acquired prior to our acquisition is generally less than our profit margin on other pre-need sales because, in accordance with industry practice at the time these acquired pre-need sales were made, none of the selling expenses were recognized at the time of sale. As a result, we are required to recognize all of the expenses (including deferred selling expenses) associated with these acquired pre-need sales when we recognize the revenues from that sale.

Funeral Home Operations

As of June 30, 2008, we owned and operated 57 funeral homes. These properties are located within the contiguous United States and in Puerto Rico.

Our funeral home operations offer a range of services, including family consultation, the removal and preparation of remains, provisions for caskets and the use of our facilities for visitation and worship. These services and merchandise are sold by us almost exclusively at the time of need by salaried licensed funeral directors.

We generally include revenues from pre-need casket sales in the results of our cemetery operations. However, some states require that caskets be sold by funeral homes, and revenues from casket sales in those states are included in our funeral home results.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our historical consolidated financial statements. We prepared these financial statements in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements required us to make estimates, judgments and assumptions that affected the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We based our estimates, judgments and assumptions on historical experience and known facts and other assumptions that we believed to be reasonable under the circumstances. In future periods, we expect to make similar estimates, judgments and assumptions on the same basis as we have historically. Our actual results in future periods may differ from these estimates under different assumptions and conditions. We believe that the following accounting policies or estimates had or will have the greatest potential impact on our condensed consolidated financial statements for the periods discussed and for future periods.

Revenue Recognition

We sell our merchandise and services on both a pre-need and at-need basis. All at-need sales are recognized as revenues and recorded in earnings at the time that merchandise is delivered and services are performed.

Revenues from pre-need sales of cemetery interment rights in constructed burial property are deferred until at least 10% of the sales price has been collected, at which time they are fully earned.

Revenues from pre-need sales of cemetery interment rights in unconstructed burial property, such as mausoleum crypts and lawn crypts are recognized using the percentage-of-completion method of accounting, with no revenue being recognized until at least 10% of the sales price has been received. The percentage-of-completion method of accounting requires us to make certain estimates as of our reporting dates. These estimates are made based upon information available at the reporting date and are updated on a specific identification method at the end of each reporting period. Periodic earnings are calculated based upon the total sales price, estimated costs to complete and the percentage completed during a given reporting period.

Revenues from pre-need sales of cemetery merchandise and services are deferred until the merchandise is delivered or the services are performed, at which time they are fully earned.

Investment earnings, including realized gains and losses, generated by assets in our merchandise trusts are deferred until the associated merchandise is delivered or the services are performed.

In order to appropriately match revenue and expenses, we defer certain pre-need cemetery and prearranged funeral direct obtaining costs that vary with and are primarily related to the acquisition of new pre-need cemetery and prearranged funeral business until such time that the associated revenue is recognized.

Accounts Receivable Allowance for Cancellations

At the time of a pre-need sale, we record an account receivable in an amount equal to the total contract value less any cash deposit paid net of an estimated allowance for cancellations.

The allowance for cancellations is established based upon our estimate of expected cancellations and historical experiences and is currently approximately 10% of total contract values. Future cancellation rates may differ from this current estimate. We will continue to evaluate cancellation rates and will make changes to the estimate should the need arise. Actual cancellations did not vary significantly from the estimates of expected cancellations at December 31, 2007 and June 30, 2008, respectively.

Merchandise Trust Assets

Assets held in our merchandise trusts are carried at fair value. Any change in unrealized gains and losses are reflected in the carrying value of the assets and is recognized as deferred revenue. Any and all investment income streams, including interest, dividends or gains and losses from the sale of trust assets are offset against deferred revenue until such time that we deliver the underlying merchandise. Investment income generated from our merchandise trust is included in Cemetery revenues – investment and other.

We evaluate whether or not the assets in the merchandise trust have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its market value.

Any reduction in the cost basis of assets held in our merchandise trust due to an other-than-temporary impairment is offset against deferred revenue.

There were no other-than-temporary impairments of the assets held in the merchandise trust as of June 30, 2008.

Perpetual Care Trust Assets

Pursuant to state law, a portion of the proceeds from the sale of cemetery property is required to be paid into perpetual care trusts. All principal must remain in this trust into perpetuity while interest and dividends may be released and used to defray cemetery maintenance costs, which are expensed as incurred.

Assets in our perpetual care trust are carried at fair value. Any change in unrealized gains and losses are reflected in the carrying value of the assets and is offset against non-controlling interests in perpetual care trusts.

We evaluate whether or not the assets in our perpetual care trust have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its market value.

Any reduction in the cost basis of assets held in our perpetual care trust due to an other-than-temporary impairment is offset against non-controlling interests in perpetual care trusts. There is no impact on earnings.

There were no other-than-temporary impairments of the assets held in the perpetual care trust as of June 30, 2008.

Impairment of Long-Lived Assets

We monitor the recoverability of long-lived assets, including cemetery property, property and equipment and other assets, based on estimates using factors such as current market value, future asset utilization, business and regulatory climate and future undiscounted cash flows expected to result from the use of the related assets. Our policy is to evaluate an asset for impairment when events or circumstances indicate that a long-lived asset’s carrying value may not be recovered. An impairment charge is recorded to write-down the asset to its fair value if the sum of future undiscounted cash flows is less than the carrying value of the asset.

Property and Equipment

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

For the three months ended June 30, 2007 and 2008, depreciation expense was $0.7 million and $0.8 million, respectively. For the six months ended June 30, 2007 and 2008, depreciation expense was $1.4 million and $1.5 million, respectively.

These estimates could be impacted in the future by changes in market conditions or other factors.

Income Taxes

Our corporate subsidiaries are subject to both federal and state income taxes. We record deferred tax assets and liabilities to recognize temporary differences between the bases of assets and liabilities in our tax and GAAP balance sheets and for federal and state net operating loss carryforwards and alternative minimum tax credits.

We record a valuation allowance against our deferred tax assets if we deem that it is more likely than not that some portion or all of the recorded deferred tax assets will not be realizable in future periods.

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

As of December 31, 2007, our taxable corporate subsidiaries had a federal net operating loss carryover of approximately $54.7 million, which will begin to expire in 2019 and a state net operating loss carry-forward of approximately $92.0 million, a portion of which expires annually. Our ability to use such federal net operating losses may be limited by changes in the ownership of our units deemed to result in an “ownership change” under the applicable provisions of the Internal Revenue Code.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “Establishing the Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”), to permit all entities to choose to elect to measure eligible financial instruments at fair value. SFAS 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”). We adopted this guidance effective January 1, 2008 and did not elect the fair value option for any of its eligible assets or liabilities as of this date.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations (“SFAS 141(R)”).” SFAS 141R requires that acquirers in a business combination identify and record at fair value all of the assets and liabilities acquired as well as any non-controlling interest resulting from such business combination. Goodwill will be recognized when the fair value of consideration paid or transferred to the acquiree plus the fair value of any non-controlling interest exceeds the fair value of identified assets acquired less the fair value of liabilities assumed. A gain from a bargain purchase will be recognized when the fair value of consideration paid or transferred to the acquiree plus the fair value of any non-controlling interest is less than the fair value of identified assets acquired less the fair value of liabilities assumed. Gains from bargain purchases will be recognized in earnings in the period in which the acquisition occurs. SFAS 141 R is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. SFAS 141 R cannot be applied retrospectively and is not applicable to any business combinations that occur before the adoption date. Accordingly, while SFAS 141 R may impact the accounting treatment on certain business combinations we may enter into after it’s effective date, it does not have any impact on these financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement—amendments of ARB No. 51 (“SFAS 160”).” SFAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. We are is currently evaluating the impact the adoption of SFAS 160 will have on our consolidated financial statements.

In February 2008, the FASB Emerging Issues Task Force issued EITF Issue No. 07-04, “Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships” ("EITF 07-04"). EITF 07-04 specifies when a master limited partnership that contains incentive distribution rights (“IDR’s”) should classify said IDR’s as a separate class of units for which a separate earnings per unit calculation should be made. EITF 07-04 is effective for fiscal years beginning after December 15, 2008. Early application is not permitted. We are currently evaluating the effect that the adoption of EITF 07-04 will have on the partnership's net earnings per unit.

Results of Operations

The following table summarizes our results of operations for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
	(in thousands)		(in thousands)
Statement of Operations Data:
Revenues:
Cemetery
Merchandise	$23,274	$24,152	$37,854	$45,105
Services	7,276	9,755	14,343	18,989
Investment and other	7,611	8,382	13,474	15,447
Funeral
Merchandise	1,119	2,198	2,390	4,587
Services	1,384	3,449	3,143	7,221

Total	40,664	47,936	71,204	91,349

Costs and Expenses:
Cost of goods sold:
Perpetual care	952	1,051	1,840	2,152
Merchandise	4,731	4,513	7,747	9,137
Cemetery expense	7,876	10,966	14,660	20,453
Selling expense	8,471	8,921	14,715	17,126
General and administrative expense	3,693	5,300	7,431	10,529
Corporate overhead	4,951	5,568	10,233	11,017
Depreciation and amortization	915	1,042	1,789	2,007
Funeral home expense
Merchandise	381	881	855	1,863
Services	1,011	2,294	2,015	4,515
Other	653	1,610	1,278	3,027
Interest expense	2,132	3,215	4,178	6,319
Income taxes	235	343	451	514

Net income (loss)	$4,663	$2,232	$4,012	$2,690

The following table presents supplemental operating data for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
Operating Data:
Interments Performed	7,108	9,614	14,748	20,154
Cemetery revenues per interment performed	$5,369	$4,298	$4,453	$3,899

Interment rights sold (1):
Lots	5,325	5,996	10,132	11,732
Mausoleum crypts (including pre-construction)	557	607	1,262	1,163
Niches	187	242	333	501

Total interment rights sold	6,069	6,845	11,727	13,396

Number of contracts written	16,746	21,235	32,024	40,933
Aggregate contract amount, in thousands (excluding interest)	$37,073	$49,528	$70,381	$94,269
Average amount per contract (excluding interest)	$2,214	$2,332	$2,198	$2,303

Number of pre-need contracts written	8,124	9,309	14,969	17,667
Aggregate pre-need contract amount, in thousands (excluding interest)	$24,710	$30,608	$45,844	$57,431
Average amount per pre-need contract (excluding interest)	$3,042	$3,288	$3,063	$3,251

Number of at-need contracts written	8,622	11,926	17,055	23,266
Aggregate at-need contract amount, in thousands	$12,363	$18,921	$24,537	$36,838
Average amount per at-need contract	$1,434	$1,587	$1,439	$1,583

(1)	Net of cancellations. Counts the sale of a double-depth burial lot as the sale of two interment rights.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Cemetery Revenues

Cemetery revenues were $42.3 million in the second quarter of 2008, an increase of $4.1 million, or 10.8%, as compared to $38.2 million in the second quarter of 2007. The increases were primarily due to the December 2007 acquisition of 45 cemetery properties.

Cemetery revenues from pre-need sales, including interest income from pre-need installment contracts and investment income from trusts, were $24.6 million in the second quarter of 2008, a decrease of $2.2 million, or 8.4%, as compared to $26.8 million in the second quarter of 2007. The decrease primarily resulted from decreased delivery of markers and bases ($3.4 million) and investment income from the perpetual care and merchandise trust ($0.2 million) offset by increased lot sales ($1.2 million) and grave openings and closings ($0.4 million).

Cemetery revenues from at-need sales in the second quarter of 2008 were $17.2 million, an increase of $5.9 million, or 52.3%, as compared to $11.3 million in the second quarter of 2007. The increase in cemetery revenues from at-need sales was primarily attributable to higher sales of markers and bases ($2.0 million), grave openings and closings ($1.5 million), lots ($0.8 million), vaults ($0.5 million) and crypts ($0.3 million).

Other cemetery revenues were $0.5 million in the second quarter of 2008, an increase of $0.4 million, as compared to $0.1 million in the second quarter of 2007 due to a number of small increases.

Costs of Goods Sold

Cost of goods sold was $5.6 million in the second quarter of 2008, a decrease of $0.1 million, or 2.1%, as compared to $5.7 million in the second quarter of 2007. As a percentage of cemetery revenues, cost of goods sold was 13.2% in the second quarter of 2008 a decrease of 1.7 points from 14.9% in the second quarter of 2007. The decrease in cost of goods sold as a percentage of cemetery revenue was attributable to a change in product mix delivered in the second quarter of 2008.

Selling Expense

Total selling expense was $8.9 million in the second quarter of 2008, an increase of $0.4 million, or 5.3% , as compared to $8.5 million in the second quarter of 2007. The increase was due to small increases in both sales commissions and other compensations expenses ($0.2 million) as well as other miscellaneous selling expenses ($0.2 million. Sales commissions and other compensation expenses as a percentage of pre-need sales was 27.9% in the second quarter of 2008 as compared to 24.7% during the same period last year. The difference was primarily due to a change in product mix of commissionable items sold.

Cemetery Expense

Cemetery expense was $10.9 million in the second quarter of 2008, an increase of $3.0 million, or 39.2%, as compared to $7.9 million in the second quarter of 2007. This increase was primarily due to an increase in cemetery personnel related costs ($1.7 million), maintenance and supplies ($0.6 million), fuel costs ($0.3 million) and utilities ($0.3 million) all of which were related to the December 2007 acquisition of 45 cemeteries.

General and Administrative Expense

General and administrative expense was $5.3 million in the second quarter of 2008, an increase of $1.6 million, or 43.5%, as compared to $3.7 million in the second quarter of 2007. The increase was primarily attributable to an increase in corporate insurance ($0.8 million), office salaries ($0.6 million) and taxes and licenses ($0.2 million) all of which were related to the December 2007 acquisition of 45 cemeteries.

Funeral Home Revenues and Expenses

Funeral home revenues were $5.6 million in the second quarter of 2008, an increase of $3.1 million, or 125.7%, as compared to $2.5 million in the second quarter of 2007. The primary reason for the increase was an increase in the number of services performed, 1,648 in the second quarter of 2008 compared to 749 in the second quarter of 2007, which was related to the December 2007 acquisition of 30 funeral homes. Funeral home expenses were $4.8 million in the second quarter of 2008, an increase of $2.8 million, or 134.2%, as compared to $2.0 million in the second quarter of 2007 which was related to the December 2007 acquisition of 30 funeral homes.

Corporate Overhead.

Corporate overhead was $5.6 million in the second quarter of 2008, an increase of $0.6 million, or 12.4%, as compared to $5.0 million in the second quarter of 2007. The increase was primarily due to an increase in payroll related expenses ($0.4 million) and professional fees ($0.4 million) offset by a number of smaller expense reductions.

Depreciation and Amortization

Depreciation and amortization was $1.0 million in the second quarter of 2008. This was a slight increase from $0.9 million in the second quarter of 2007.

Operating profit

Operating profit was $5.8 million in the second quarter of 2008, a decrease of $1.2 million, or 17.6%, compared to $7.0 million in the second quarter of 2007. The decrease was caused by the increase in our expense base ($8.5 million or 25.0%) exceeding our increase in recognized revenues ($7.3 million or 17.9%). While the increases in revenues and expenses were both primarily related to the December 2007 acquisition of 45 cemeteries and 30 funeral homes, the impact of this acquisition is more apparent in operating expenses than it is in operating revenues due to the fact that many of the expense increases relate to items such as general and administrative expenses, various cemetery and funeral home expenses, and corporate overhead, which are not deferrable and impact current earnings while much of the growth in the value of total contracts written has not as of yet been reflected in revenue.

Interest Expense

Interest expense was $3.2 million in the second quarter of 2008, an increase of $1.1 million, or 50.8%, as compared to $2.1 million in the second quarter of 2007. The increase was primarily due to an increase in the average amount of debt outstanding during the period.

Provision (Benefit) for Income Taxes

Provision for income taxes of $0.3 million in the second quarter of 2008 was slightly higher than the $0.2 million in the second quarter of 2007.

Net Income

Net income was $2.2 million during the second quarter of 2008, a decrease of $2.5 million, or 52.1%, as compared to a net income of $4.7 million during the second quarter of 2007. The decrease was primarily attributable to the aforementioned $1.2 million decrease in operating profit, $1.1 million increase in interest expense and the $0.1 million increase in income tax expenses, which are all discussed above.

Segment Discussion

Revenues, operating earnings and earnings before taxes all increased significantly for Cemetery Operations - Southeast, Cemetery Operations-West and Funeral Homes in the second quarter 2008 compared to the same period last year due to the acquisition of 45 cemeteries and 30 funeral homes in December 2007. Revenues, operating earnings and earnings before taxes for Cemetery Operations-Northeast decreased in the second quarter of 2008 compared to the same period last year due to a slight decrease in sales and related expenses.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Cemetery Revenues

Cemetery revenues were $79.5 million in the first six months of 2008, an increase of $13.8 million, or 21.1%, as compared to $65.7 million in the first six months of 2007. The increases were primarily due to the December 2007 acquisition of 45 cemetery properties.

Cemetery revenues from pre-need sales, including interest income from pre-need installment contracts and investment income from trusts, were $44.9 million in the first six months of 2008, an increase of $2.2 million, or 5.1%, as compared to $42.7 million in the first six months of 2007. The increase primarily resulted from additional lot sales ($2.7 million), additional niches ($0.5 million) and additional grave openings and closings ($0.5 million) offset by a reduction in marker and marker base deliveries ($2.2 million).

Cemetery revenues from at-need sales in the first six months of 2008 were $33.7 million, an increase of $11.1 million, or 49.5%, as compared to $22.6 million in the first six months of 2007. The increase in cemetery revenues from at-need sales was primarily attributable to higher sales of monument bases and markers of $3.6 million, grave openings and closings of $3.3 million, lots of $1.8 million, vaults of $0.9 million and crypts of $0.5 million.

Other cemetery revenues were $0.9 million in the first six months of 2008, an increase of $0.5 million, or 137.4%, from $0.4 million in the first six months of 2007 due to a number of small increases.

Costs of Goods Sold

Cost of goods sold was $11.3 million in the first six months of 2008, an increase of $1.7 million, or 17.7%, as compared to $9.6 million in the first six months of 2007. As a percentage of cemetery revenues, cost of goods sold was 14.2% in the first six months of 2008, a slight decrease from 14.6% in the first six months of 2007. The decrease in cost of goods sold as a percentage of cemetery revenue was primarily attributable to the change in product mix delivered in the first six months of 2008.

Selling Expense

Total selling expense was $17.1 million in the first six months of 2008, an increase of $2.4 million, or 16.4%, as compared to $14.7 million in the first six months of 2007 primarily due to the December 2007 acquisition of 45 cemeteries. Sales commissions and other compensation expenses contributed $13.2 million to total selling expense during the first six months of 2008, an increase of $1.8 million, or 16.0%, compared to $11.4 million in the first six months of 2007. As a percentage of pre-need sales, sales commissions and other compensation expenses were 29.4% in the first six months of 2008, as compared to 26.6% in the first six months of 2007. The difference was primarily due to a change in product mix of commissionable items sold.

Cemetery Expense

Cemetery expense was $20.4 million in the first six months of 2008, an increase of $5.7 million, or 39.5%, as compared to $14.7 million in the first six months of 2007. This was primarily due to increases in cemetery labor costs ($3.3 million), cemetery maintenance ($1.0 million), utilities ($0.5 million), gas and oil ($0.3 million), and real estate taxes ($0.3 million), all of which were primarily related to the December 2007 acquisition of 45 cemeteries.

General and Administrative Expense

General and administrative expense was $10.5 million in the first six months of 2008, an increase of $3.1 million, or 41.7%, as compared to $7.4 million in the first six months of 2007. The increase was primarily attributable to an increase in compensation costs ($1.9 million), corporate insurance ($0.3 million), and various smaller increases all of which were primarily related to the December 2007 acquisition of 45 cemeteries.

Funeral Home Revenues and Expense

Funeral home revenues were $11.8 million in the first six months of 2008, an increase of $6.3 million, or 113.4%, as compared to $5.5 million in the first six months of 2007. The primary reason for the increase was an increase in the number of services performed, 3,506 in the first six months of 2008 compared to 1,615 in the first six months of 2007 which was primarily related to the December 2007 acquisition of 30 funeral homes. Funeral home expenses were $9.4 million in the first six months of 2008, an increase of $5.3 million, or 126.8%, as compared to $4.1 million in the first six months of 2007 which was primarily related to the December 2007 acquisition of 30 funeral homes.

Corporate Overhead.

Corporate overhead was $11.0 million in the first six months of 2008, an increase of $0.8 million, or 7.7%, as compared to $10.2 million in the first six months of 2007. The increase was primarily attributable to an increase in payroll related expenses ($0.8 million) and professional fees ($0.5 million), both of which were primarily related to the December 2007 acquisition of 45 cemeteries, offset by a number of smaller expense reductions.

Depreciation and Amortization

Depreciation and amortization was $2.0 million in the first six months of 2008, an increase of $0.2 million, or 12.2%, as compared to $1.8 million in the first six months of 2007.

Operating profit

Operating profit was $9.5 million for the six months ended June 2008, an increase of $0.9 million, or 10.2%, compared to $8.6 million in the first six months of 2007. The increase was primarily attributable to the increase in our recognized revenues ($20.1 million or 28.3%) exceeding our increase in expenses ($19.2 million or 30.8%) which in turn was primarily related to the additional deliveries of merchandise and services in the six months ended June 30, 2008 as compared to the same period last year. This positive development was tempered by the December 2007 acquisition of 45 cemeteries and 30 funeral homes, wherein the impact of the related growth is more apparent in operating expenses than it is in operating revenues because many of the expense increases relate to items such as general and administrative expenses, various cemetery and funeral home expenses, and corporate overhead, which are not deferrable and impact current earnings while much of the growth in the value of total contracts written has not as of yet been reflected in revenue and is included in Deferred revenues, net on the balance sheet.

Interest Expense

Interest expense was $6.3 million in the first six months of 2008, an increase of $2.1 million, or 51.2%, as compared to $4.2 million in the first six months of 2007. The increase was primarily due to an increase in the average amount of debt outstanding during the period.

Provision (Benefit) for Income Taxes

Provision for income taxes was $0.5 million in the first six months of 2008, virtually unchanged from the same period last year.

Net Income

Net income was $2.7 million during the first six months of 2008, a decrease of $1.3 million, or 33.0%, as compared to $4.0 million during the first six months of 2007. The decrease was primarily attributable to the aforementioned $2.1 million increase in interest expense, offset by the $0.9 million increase in operating profit, which are discussed above.

Segment Discussion

Revenues, operating earnings and earnings before taxes all increased significantly for Cemetery Operations - Southeast, Cemetery Operations-West and Funeral Homes in the six months ended June 30, 2008 compared to the same period last year due to the acquisition of 45 cemeteries and 30 funeral homes in December 2007. Revenues, operating earnings and earnings before taxes for Cemetery Operations-Northeast decreased in the six months ended June 30, 2008 compared to the same period last year due to a slight decrease in sales and related expenses.

Liquidity and Capital Resources

Overview

Our primary short-term liquidity needs are to fund general working capital requirements, service our debt and to make routine maintenance capital improvements. Longer term, we will need additional liquidity to fund acquisitions of cemetery properties and to construct mausoleum and lawn crypts on the grounds of our cemetery properties. We may also construct funeral homes on the grounds of cemetery properties that we acquire in the future.

Our primary sources of liquidity are cash flow from operations and amounts available under our credit facilities as described below. We have the ability to increase our liquidity either through additional long-term bank borrowings and the issuance of additional common units and other partnership securities, including debt, subject to the restrictions in our credit facility and under our senior secured notes.

We believe that cash generated from operations and our borrowing capacity under our Credit Agreement, which is discussed below, will be sufficient to meet our working capital and debt services requirements as well as our anticipated capital expenditures for the foreseeable future.

Since our initial public offering on September 20, 2004 through December 31, 2006 we acquired 45 cemeteries and 20 funeral homes for an aggregate purchase price of $60.4 million for which we paid $48.6 million in cash and issued 555,998 StoneMor common units. On December 21, 2007, we acquired 45 cemeteries and 30 funerals from Service Corporation International (NYSE: SCI) for $68.0 million in cash. We acquired two additional cemeteries in 2007 and one additional cemetery in 2008 for an aggregate price of approximately $3.6 million.

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

Cash Flow from Operating Activities.

Cash flows provided by operating activities were $9.0 million in the first six months of 2008 compared to cash flows provided by operating activities of $9.7 million during the first six months of 2007. The decrease in operating cash flows for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 ($0.7 million) was less than the decrease in net income for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 ($1.3 million) primarily due to a greater increase in deferred revenue ($5.5 million) and decrease in prepaid expenses ($0.8 million) offset by a greater increase in deferred selling and obtaining costs ($2.0 million) and accounts receivable ($3.4 million).

Cash Flow from Investing Activities

Net cash used in investing activities was $6.9 million in the first six months of 2008, an increase of $3.7 million, as compared to cash used in investing activities of $3.2 million in the first six months of 2007. This increase in cash used in investing activities was primarily attributable to the purchase of one cemetery location in the first quarter of 2008 and capital expenditures related to our new corporate headquarters located in Levittown, Pennsylvania.

Cash Flow from Financing Activities

Net cash used in financing activities was $5.1 million in the first six months of 2008, a slight increase of $0.2 million as compared to cash used in financing activities of $4.9 million in the first six months of 2007. The cash used in financing activities in the first six months of 2008 was primarily attributable to unit holder distributions of $12.4 million offset by increased net borrowings from our debt facilities of $7.2 million. The cash used in financing activities in the first half of 2007 was primarily attributable to unit holder distributions of $9.2 million partially offset by increased net borrowings from our debt facilities of $4.5 million.

Long-term Debt

Acquisition Credit Facility and Revolving Credit Facility

On August 15, 2007, certain of our subsidiaries, (collectively, the “Borrowers”) entered into the Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. (“Bank of America”), other lenders, and Banc of America Securities LLC (collectively, the “Lenders”). Capitalized terms which are not defined in this Quarterly Report on Form 10-Q shall have the meaning assigned to such terms in the Credit Agreement.

The Credit Agreement provides for both an acquisition credit facility (the “Acquisition Credit Facility”) and a revolving credit facility (the “Revolving Credit Facility”). Both of these facilities have a five-year term.

The maximum amount available under the Acquisition Credit Facility is currently $40 million. The Lenders have an uncommitted option of increasing this maximum amount by an additional $15 million. Any amount repaid by the Borrowers under the terms of and during the term of the Acquisition Credit Facility cannot be reborrowed.

The maximum amount available under the Revolving Credit Facility is currently $25 million. The Lenders have an uncommitted option of increasing this maximum amount by an additional $10 million. There is also a provision for certain Swing Line Loans, up to a maximum of $5 million provided solely by Bank of America. Any amount repaid by the Borrowers under the terms of and during the term of the Revolving Credit Facility can be reborrowed.

Loans outstanding under the Acquisition Credit Facility and the Revolving Credit Facility bear interest at a per annum rate based upon a base rate (the “Base Rate”) or a Eurodollar rate (the “Eurodollar Rate”) plus a margin ranging from 0% to .75% over the Base Rate and 2.25% to 3.25% over the Eurodollar rate, as selected by the Borrowers. The Base Rate is the higher of (a) the Federal Funds Rate plus 0.5% or (b) the “prime rate” as set by Bank of America. The Eurodollar Rate equals the British Bankers Association LIBOR Rate. Margin is determined by the ratio of consolidated funded debt to consolidated EBITDA.

The Credit Agreement requires the Borrowers to pay an unused commitment fee, which is calculated based on the amount by which the commitments under the Credit Agreement exceed the usage of such commitments. The Borrowers are also required to pay certain additional fees to Bank of America as Administrative Agent, and BAS as Arranger.

The proceeds of the Acquisition Credit Facility may be used by the Borrowers to finance (i) Permitted Acquisitions, as defined in the Credit Agreement, and (ii) the purchase and construction of mausoleums. The proceeds of the Revolving Credit Facility and Swing Line Loans may be utilized to finance working capital requirements, Capital Expenditures, as defined in the Credit Agreement, and for other general corporate purposes.

Borrowings under the Credit Agreement rank pari passu with all other senior secured debt of the Borrowers including the senior secured notes discussed below. The Borrowers’ obligations under the Credit Agreement are guaranteed by both us and StoneMor GP (collectively, the “Guarantors”).

The Borrowers’ obligations under the Revolving Credit Facility are secured by a first priority lien and security interest in specified receivable rights, whether then owned or thereafter acquired, of the Borrowers and the Guarantors, and by a second priority lien and security interest in substantially all assets other than those receivable rights of the Borrowers and Guarantors, excluding trust accounts and certain proceeds required by law to be placed into such trust accounts and funds held in trust accounts, StoneMor GP’s general partner interest us and StoneMor GP’s incentive distribution rights under our partnership agreement. The specified receivable rights include all accounts and other rights to payment arising under customer contracts or agreements or management agreements, and all inventory, general intangibles and other rights reasonably related to the collection and performance of these accounts and rights to payment.

The Borrowers’ obligations under the Acquisition Credit Facility are secured by a first priority lien and security interest in substantially all assets, whether then owned or thereafter acquired, other than specified receivable rights of the Borrowers and the Guarantors, excluding trust accounts and certain proceeds required by law to be placed into such trust accounts and funds held in trust accounts, StoneMor GP’s general partner interest in the Company and StoneMor GP’s incentive distribution rights under our partnership agreement, and a secondary priority lien and security interest in those specified receivable rights. These assets secure the Acquisition Credit Facility and the senior secured notes described below. The priority of the liens and security interests securing the Acquisition Credit Facility is pari passu with the liens and security interests securing the senior secured notes described below.

The agreements governing the Revolving Credit Facility, the Acquisition Credit Facility and the senior secured notes contain restrictive covenants that, among other things, prohibit distributions upon defined events of default, restrict investments and sales of assets and require us to maintain certain financial covenants, including specified financial ratios. As June 30, 2008, we were in compliance with all debt covenants.

As of June 30, 2008, we had $20.4 million outstanding under the Credit Agreement.

Senior Secured Notes

On August 15, 2007, we entered into, along with certain of our subsidiaries, (collectively, the “Issuers”) the Amended and Restated Note Purchase Agreement (the “Note Purchase Agreement”) with Prudential Investment Management Inc., The Prudential Insurance Company of America, Prudential Retirement Insurance and Annuity Company, certain Affiliates of Prudential Investment Management Inc., iStar Financial Inc., SFT I, Inc., and certain Affiliates of iStar Financial Inc. (collectively, the “Note Purchasers”). Capitalized terms which are not defined in this Quarterly Report on Form 10-Q shall have the meaning assigned to such terms in the Note Purchase Agreement.

Pursuant to the Note Purchase Agreement, the Issuers and the Note Purchasers agreed to (a) exchange certain senior secured notes previously issued by the Issuers to the Note Purchasers on September 20, 2004, for new Series A Notes, as defined in the Note Purchase Agreement, due September 20, 2009, in the amount of $80 million; and (b) issue Series B Notes, as defined in the Note Purchase Agreement, due August 15, 2012 in the aggregate amount of $35 million, subject to the option, on an uncommitted basis, to issue/purchase additional secured Shelf Notes in the aggregate amount of up to $35 million, and to issue/purchase additional secured Shelf Notes to refinance the Series A Notes.

On December 21, 2007, pursuant to the Note Purchase Agreement, as amended, certain of our subsidiaries issued Senior Secured Series C Notes (the “Series C Notes” and together with Series A Notes, Series B Notes and the Shelf Notes are referred to as the “Notes” ) in the aggregate principal amount of $17.5 million, due December 21, 2012.

The Series A Notes bear an interest rate of 7.66% per annum, the Series B Notes bear an interest of 9.34% per annum and the Series C Notes bear an interest rate of 9.09% per annum.

The Notes are guaranteed by both us and StoneMor GP. The Notes rank pari passu with all other senior secured debt, including the Revolving Credit Facility and the Acquisition Credit Facility. Obligations under the Notes are secured by a first priority lien and security interest covering substantially all of the assets of the issuers, whether then owned or thereafter acquired, other than specified receivable rights and a second priority lien and security interest covering those specified receivable rights of the Issuers, whether then owned or thereafter acquired. These assets secure the Notes and the Acquisition Credit Facility described above. The priority of the liens and security interests securing the Notes is pari passu with the liens and security interests securing the Acquisition Credit Facility described above.

The Note Purchase Agreement contains restrictive covenants that, among other things, prohibit distributions upon defined events of default, restrict investments and sales of assets and require us to maintain certain financial covenants, including specified financial ratios. As of June 30, 2008, we were in compliance with all such covenants.

Intercreditor and Collateral Agency Agreement

In connection with the closing of the credit facility and the private placement of the notes we entered into, along with our general partner, certain of our subsidiaries, the lenders under the new credit facility, the holders of the notes and Fleet National Bank, as collateral agent, an intercreditor and collateral agency agreement setting forth the rights and obligations of the parties to the agreement as they relate to the collateral securing the new credit facility and the senior secured notes.

Capital Expenditures

The following table summarizes total maintenance capital expenditures and expansion capital expenditures, including for the construction of mausoleums and for acquisitions, for the periods presented (in thousands):

	Six Months Ended June 30,
	2007	2008
Maintenance capital expenditures	$972	$2,930
Expansion capital expenditures	2,197	3,995

Total capital expenditures	$3,169	$6,925

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

Seasonality

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

The market risk inherent in our market risk sensitive instruments and positions is the potential change arising from increases or decreases in interest rates and the prices of marketable equity securities, as discussed below. Our exposure to market risk includes forward-looking statements and represents an estimate of possible changes in fair value or future earnings that would occur assuming hypothetical future movements in interest rates or debt and equity markets. Our views on market risk are not necessarily indicative of actual results that may occur and do not represent the maximum possible gains and losses that may occur, since actual gains and losses will differ from those estimated, based on actual fluctuations in interest rates, equity markets and the timing of transactions. We classify our market risk sensitive instruments and positions as “other than trading.”

Interest-bearing Investments

Our fixed-income securities subject to market risk consist primarily of investments in our merchandise trusts and perpetual care trusts. As of June 30, 2008, the fair value of fixed-income securities in our merchandise trusts represented 31.5% of the fair value of total trust assets while the fair value of fixed-income securities in our perpetual care trusts represented 42.0% of the fair value of total trust assets. The aggregate quoted fair value of these fixed-income securities was $65.1 million and $83.4 million in merchandise trusts and perpetual care trusts, respectively, as of June 30, 2008. Each 1% change in interest rates on these fixed-income securities would result in changes of approximately $651,000 and $834,000 in the fair market value of the assets in our merchandise trusts and perpetual care trusts, respectively, based on discounted expected future cash flows. If these securities are held to maturity, no change in fair market value will be realized.

Our money market and other short-term investments subject to market risk consist primarily of investments in our merchandise trusts and perpetual care trusts. As of June 30, 2008, the fair value of money market and short-term investments in our merchandise trusts represented 6.9% of the fair value of total trust assets while the fair value of fixed-income securities in our perpetual care trusts represented 9.0% of the fair value of total trust assets. The aggregate quoted fair value of these fixed-income securities was $14.2 million and $17.8 million in merchandise trusts and perpetual care trusts, respectively, as of June 30, 2008. Each 1% change in interest rates on these fixed-income securities would result in changes of approximately $142,000 and $178,000 in the fair market value of the assets in our merchandise trusts and perpetual care trusts, respectively.

Marketable Equity Securities

Our marketable equity securities subject to market risk consist primarily of investments held in our merchandise trusts and in the case of perpetual care trusts, investments in real estate investment trusts, or REITs. As of June 30, 2008, the fair value of marketable equity securities in our merchandise trusts represented 61.6% of the fair value of total trust assets while the fair value of marketable equity securities in our perpetual care trusts represented 49.0% of total trust assets. The aggregate quoted fair market value of these marketable equity securities was $127.3 million and $97.5 million in merchandise trusts and perpetual care trusts, respectively, as of June 30, 2008, based on final quoted sales prices. Each 10% change in the average market prices of the equity securities would result in a change of approximately $12.7 million and $9.8 million in the fair market value of securities held in merchandise trusts and perpetual care trusts, respectively.

Investment Strategies and Objectives

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

•	Provide specific guidelines for each investment manager. These guidelines control the level of overall risk and liquidity assumed in each portfolio;

•	Appoint first-party investment advisors to oversee the specific investment managers and advise our Trust and Compliance Committee; and

•

Establish criteria to monitor, evaluate and compare the performance results achieved by the overall trust portfolios and by our investment managers. This allows us to compare the performance results of the trusts to our objectives and other benchmarks, including peer performance, on a regular basis.

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

Debt Instruments

Our Acquisition Credit Facility and Revolving Credit Facility bear interest at a floating rate, based on LIBOR, which is adjusted quarterly. These credit facilities will subject us to increases in interest expense resulting from movements in interest rates. As of June 30, 2008, we had outstanding borrowings of $6.9 million under our Acquisition Credit Facility and $13.5 million under our Revolving Credit Facility.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Description
10.1	Amendment No. 2 to Registration Rights Agreement, dated September 28, 2006, as amended by Amendment No. 1 To Registration Agreement Rights dated as of January 29, 2008 by and between StoneMor Partners L.P., acting through its General Partner, StoneMor GP LLC, and SCI New Mexico Funeral Services, Inc., dated as of July 3, 2008 (incorporated by reference to Exhibit 10.1 of Registrants Current Report on Form 8-K filed on July 8, 2008)

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of William R. Shane, Executive Vice President and Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith)

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of William R. Shane, Executive Vice President and Chief Financial Officer (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STONEMOR PARTNERS L.P.
By: StoneMor GP LLC
its general partner

August 11, 2008	/s/ Lawrence Miller
Lawrence Miller
Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

August 11, 2008	/s/ William R. Shane
William R. Shane
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description
10.1	Amendment No. 2 to Registration Rights Agreement, dated September 28, 2006, as amended by Amendment No. 1 To Registration Agreement Rights dated as of January 29, 2008 by and between StoneMor Partners L.P., acting through its General Partner, StoneMor GP LLC, and SCI New Mexico Funeral Services, Inc., dated as of July 3, 2008 (incorporated by reference to Exhibit 10.1 of Registrants Current Report on Form 8-K filed on July 8, 2008)

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of William R. Shane, Executive Vice President and Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith)

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of William R. Shane, Executive Vice President and Chief Financial Officer (furnished herewith)