Form 10-Q
period 2008-09-30
STONEMOR PARTNERS LP
filed 2008-11-10
CIK 1286131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of the registrant’s outstanding common units at November 10, 2008 was 9,681,319

Index – Form 10-Q

Part I – Financial Information

Item 1.	Financial Statements

StoneMor Partners L.P.

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	December 31, 2007	September 30, 2008
Assets
Current assets:
Cash and cash equivalents	$13,800	$13,355
Accounts receivable, net of allowance	32,063	32,878
Prepaid expenses	2,707	3,843
Other current assets	5,193	4,154

Total current assets	53,763	54,230
Long-term accounts receivable - net of allowance	40,081	39,779
Cemetery property	187,552	218,070
Property and equipment, net of accumulated depreciation	53,929	48,467
Merchandise trusts, restricted, at fair value	228,615	190,989
Perpetual care trusts, restricted, at fair value	208,579	176,082
Deferred financing costs - net of accumulated amortization	3,317	2,648
Deferred selling and obtaining costs	35,836	40,497
Other assets	85	551

Total assets	$811,757	$771,313

Liabilities and partners’ capital
Current liabilities
Accounts payable and accrued liabilities	$19,075	$14,901
Accrued interest	677	838
Current portion, long-term debt	386	80,797

Total current liabilities	20,138	96,536
Other long-term liabilities	—	1,733
Long-term debt	145,778	75,940
Deferred cemetery revenues, net	220,942	218,417
Merchandise liability	79,574	79,252

Total liabilities	466,432	471,878

Commitments and contingencies
Non-controlling interest in perpetual care trusts	208,579	176,082
Partners’ capital
General partner	2,737	2,437
Limited partners:
Common	118,598	109,681
Subordinated	15,411	11,235

Total partners’ capital	136,746	123,353

Total liabilities and partners’ capital	$811,757	$771,313

See Accompanying Notes to the Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statement of Operations

(in thousands, except unit data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
Revenues:
Cemetery
Merchandise	$19,477	$24,101	$57,338	$69,206
Services	7,188	9,077	21,523	28,066
Investment and other	6,438	6,801	19,913	22,249
Funeral home
Merchandise	1,110	2,179	3,442	6,766
Services	1,163	3,625	4,364	10,846

Total revenues	35,376	45,783	106,580	137,133

Costs and Expenses:
Cost of goods sold (exclusive of depreciation shown separately below):
Perpetual care	845	1,089	2,685	3,241
Merchandise	4,054	4,626	11,802	13,763
Cemetery expense	7,933	10,914	22,593	31,367
Selling expense	7,145	8,674	21,860	25,800
General and administrative expense	4,031	5,484	11,462	16,013
Corporate overhead (including $1,774 and $631 in unit-based compensation for the three months ended September 30, 2007 and 2008 and $4,113 and $1,889 for the nine months ended September 30, 2007 and 2008)	5,821	5,426	16,054	16,443
Depreciation and amortization	1,111	1,387	2,900	3,394
Funeral home expense
Merchandise	344	842	1,198	2,705
Services	1,041	2,281	3,057	6,796
Other	556	1,470	1,833	4,497

Total cost and expenses	32,881	42,193	95,444	124,019

Operating profit	2,495	3,590	11,136	13,114
Expenses related to refinancing	157	—	157
Interest expense	2,263	3,202	6,441	9,521
Income before income taxes	75	388	4,538	3,593
Income taxes
State	106	67	384	479
Federal	(24)	(14)	149	89

Total income taxes	82	53	533	568

Net income (loss)	$(7)	$335	$4,005	$3,025

General partner’s interest in net income (loss) for the period	$(0)	$8	$81	$61
Limited partners’ interest in net income (loss) for the period
Common	$(4)	$239	$2,083	$2,164
Subordinated	$(3)	$88	$1,840	$800
Net income (loss) per limited partner unit (basic and diluted)	$(.00)	$.03	$.43	$.25
Weighted average number of limited partners’ units outstanding (basic and diluted)	9,036	11,801	9,036	11,795

See Accompanying Notes to the Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statement of Partners’ Capital

(in thousands)

(unaudited)

	Partners’ Capital
	Limited Partners			General Partner
	Common	Subordinated	Total		Total
Balance, December 31, 2007	$118,597	$15,412	$134,009	$2,737	$136,746

Proceeds from units issued in acquisition	500	—	500	—	500
General partner contribution	—	—	—	68	68
Issuance of executive management units	1,910	—	1,910	—	1,910
Net income	328	121	449	9	458
Cash distribution	(4,438)	(1,639)	(6,077)	(129)	(6,206)

Balance, March 31, 2008	116,897	13,894	130,791	2,685	133,476
Net income	1,597	590	2,187	45	2,232
Cash distribution	(4,440)	(1,638)	(6,078)	(129)	(6,207)

Balance, June 30, 2008	114,054	12,846	126,900	2,601	129,501

Net income	239	88	327	8	335
Cash distribution	(4,612)	(1,699)	(6,311)	(172)	(6,483)

Balance, September 30, 2008	$109,681	$11,235	$120,916	$2,437	$123,353

See Accompanying Notes to the Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statement of Cash Flows

(in thousands)

(unaudited)

	Nine months ended September 30,
	2007	2008
Operating activities:
Net income	$4,005	$3,025
Adjustments to reconcile net income to net cash provided by operating activity:
Cost of lots sold	3,536	4,980
Depreciation and amortization	2,900	3,394
Unit-based compensation	4,113	1,889
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(2,940)	(5,000)
Allowance for doubtful accounts	804	1,705
Merchandise trust fund	(138)	66
Prepaid expenses	(696)	542
Other current assets	(644)	(324)
Other assets	(140)	(723)
Accounts payable and accrued and other liabilities	(2,493)	(2,699)
Deferred selling and obtaining costs	(1,662)	(4,661)
Deferred cemetery revenue	10,465	18,700
Merchandise liability	(2,333)	(1,799)

Net cash provided by operating activities	14,777	19,095

Investing activities:
Cost associated with potential acquisitions	(1,323)	(2,077)
Additions to cemetery property	(1,676)	(3,268)
Purchase of subsidiaries, net of common units issued	(2,501)	(2,226)
Additions to property and equipment	(1,223)	(3,713)

Net cash used in investing activities	(6,723)	(11,284)

Financing activities:
Cash distribution	(13,972)	(18,896)
Additional borrowings on long-term debt	45,921	20,309
Repayments of long-term debt	(33,709)	(9,737)
Sale of partner units	—	68
Cost of financing activities	(2,980)	—

Net cash used in financing activities	(4,740)	(8,256)

Net increase (decrease) in cash and cash equivalents	3,314	(445)
Cash and cash equivalents - Beginning of period	9,914	13,800

Cash and cash equivalents - End of period	$13,228	$13,355

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$6,721	$9,360

Cash paid during the period for income taxes	$3,257	$3,310

Non-cash investing and financing activities
Issuance of limited partner units for cemetery acquisition	$—	$500

See Accompanying Notes to the Condensed Consolidated Financial Statements.

1.	NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

StoneMor Partners L.P. (“StoneMor”, the “Company” or the “Partnership”) is a provider of funeral and cemetery products and services in the death care industry in the United States. Through its subsidiaries, StoneMor offers a complete range of funeral merchandise and services, along with cemetery property, merchandise and services, both at the time of need and on a pre-need basis. As of September 30, 2008, the Partnership owned and operated 230 cemeteries and 59 funeral homes in 27 states within the United States and Puerto Rico.

Basis of Presentation

The condensed consolidated financial statements included in this form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All interim financial data is unaudited. However, in the opinion of management, the interim financial data as of September 30, 2008 and for the three and nine months ended September 30, 2007 and 2008, respectively, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim period. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for a full year.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of each of the Company’s subsidiaries. These statements also include the accounts of the merchandise and perpetual care trusts in which the Company has a variable interest and is the primary beneficiary. The operations of the 14 managed cemeteries that the Company operates under long-term management contracts are also consolidated in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46 revised (“FIN 46R”), Consolidation of Variable Interest Entities: an Interpretation of Accounting Research Bulletin (“ARB”) No. 51. Total revenues derived from the cemeteries under long-term management contracts totaled approximately $5.1 million and $8.5 million for the three months ended September 30, 2007 and 2008, respectively, and $16.2 million and $21.3 million for the nine months ended September 30, 2007 and 2008, respectively.

Summary of Significant Accounting Policies

The significant accounting policies followed by the Company are summarized below:

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less from the time they are acquired to be cash equivalents.

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

For the three months ended September 30, 2007 and 2008, depreciation expense was $0.7 million and $1.2 million, respectively. For the nine months ended September 30, 2007 and 2008, depreciation expense was $2.1 million and $2.7 million, respectively.

Inventories

Inventories, classified as other current assets on the Company’s condensed consolidated balance sheets, include cemetery and funeral home merchandise and are valued at the lower of cost or net realizable value. Cost is determined primarily on a specific identification basis on a first-in, first-out basis. Inventories were approximately $3.1 million and $3.8 million at December 31, 2007 and September 30, 2008, respectively.

Sales of Cemetery Merchandise and Services

The Company sells its merchandise and services on both a pre-need and at-need basis. Sales of at-need cemetery services and merchandise are recognized as revenue when the service is performed or merchandise is delivered.

Pre-need sales are usually made on an installment contract basis. Contracts are usually for a period not to exceed 60 months with payments of principal and interest required. For those contracts that do not bear a market rate of interest, the Company imputes such interest (at a rate of 9.75% during the year ended December 31, 2007 and 9.0% during the nine months ended September 30, 2008) in order to segregate the principal and interest component of the total contract value.

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

The allowance for customer cancellations is established based on management’s estimates of expected cancellations and historical experiences and is currently approximately 10% of total contract values. Future cancellation rates may differ from this current estimate. Management will continue to evaluate cancellation rates and will make changes to the estimate should the need arise. Actual cancellations did not vary significantly from the estimates of expected cancellations at December 31, 2007 and September 30, 2008 respectively.

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

Pursuant to state law, a portion of the proceeds from pre-need sales of merchandise and services is put into trust (the “merchandise trust”) until such time that the Company meets the requirements for releasing trust principle, which is generally delivery of merchandise or performance of services. All investment earnings generated by the assets in the merchandise trusts (including realized gains and losses) are deferred until the associated merchandise is delivered or the services are performed. The fair value of the funds held in merchandise trusts at December 31, 2007 and September 30, 2008 was approximately $228.6 million and $191.0 million, respectively (see Note 5).

Sales of Funeral Home Services

Revenue from funeral home services is recognized as services are performed and merchandise is delivered.

Pursuant to state law, a portion of proceeds received from pre-need funeral service contracts is put into trust while amounts used to defray the initial administrative costs are not. All investment earnings generated by the assets in the trust (including realized gains and losses) are deferred until the associated merchandise is delivered or the services are performed. The balance of the amounts in these trusts is included within the merchandise trusts above.

Perpetual Care Trusts

Pursuant to state law, a portion of the proceeds from the sale of cemetery property is required to be paid into perpetual care trusts. All principal must remain in this trust into perpetuity while interest and dividends may be released and used to defray cemetery maintenance costs, which are expensed as incurred. Earnings from the perpetual care trusts are recognized in current cemetery revenues. The fair value of funds held in perpetual care trusts at December 31, 2007 and September 30, 2008 was $208.6 million and $176.1 million, respectively (see Note 6).

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

Impairment of Long-Lived Assets

The Company monitors the recoverability of long-lived assets, including cemetery property, property and equipment and other assets, based on estimates using factors such as current market value, future asset utilization, business and regulatory climate and future undiscounted cash flows expected to result from the use of the related assets. The Company’s policy is to evaluate an asset for impairment when events or circumstances indicate that a long-lived asset’s carrying value may not be recovered. An impairment charge is recorded to write-down the asset to its fair value if the sum of future undiscounted cash flows is less than the carrying value of the asset. No impairment charges were recorded in either the three or nine months ended September 30, 2008.

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

The Company has determined that there were 11 securities in the merchandise trust, with an aggregate cost of approximately $2.1 million, an aggregate market value of approximately $0.9 million, and a resulting aggregate impairment in value of approximately $1.2 million, wherein such impairment is considered to be other-than-temporary at September 30, 2008. Accordingly, the Company has adjusted the cost basis of each of these assets to their current value and offset this change against deferred revenue. This reduction in deferred revenue will be reflected in earnings in future periods as the underlying merchandise is delivered or the underlying service is performed.

The Company has determined that there were 8 securities in the perpetual care trust, with an aggregate cost of approximately $1.9 million, an aggregate market value of approximately $0.6 million, and a resulting aggregate impairment in value of approximately $1.3 million, wherein such impairment is considered to be other-than-temporary at September 30, 2008. Accordingly, the Company has adjusted the cost basis of each of these assets to their current value and offset this change against non-controlling interest in perpetual care trusts. There is no impact on net income or partners’ capital due to this adjustment.

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

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities (“SFAS 159”), to permit all entities to choose to elect to measure eligible financial instruments at fair value. SFAS 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”). The Company adopted this guidance effective January 1, 2008 and did not elect the fair value option for any of its eligible assets or liabilities as of this date.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R requires that acquirers in a business combination identify and record at fair value all of the assets and liabilities acquired as well as any non-controlling interest resulting from such business combination. Goodwill will be recognized when the fair value of consideration paid or transferred to the acquiree plus the fair value of any non-controlling interest exceeds the fair value of identified assets acquired less the fair value of liabilities assumed. A gain from a bargain purchase will be recognized when the fair value of consideration paid or transferred to the acquiree plus the fair value of any non-controlling interest is less than the fair value of identified assets acquired less the fair value of liabilities assumed. Gains from bargain purchases will be recognized in earnings in the period in which the acquisition occurs. SFAS 141R is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. SFAS 141R cannot be applied retrospectively and is not applicable to any business combinations that occur before the adoption date. Accordingly, while SFAS 141R may impact the accounting treatment on certain business combinations the Company may enter into after the effective date, it does not have any impact on these financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statement—amendments of ARB No. 51 (“SFAS 160”). SFAS 160 states that accounting and reporting for minority interests will be recharacterized as non-controlling interests and classified as a component of equity. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. The Company is currently evaluating the impact the adoption of SFAS No. 160 will have on its consolidated financial statements.

In February 2008, the FASB Emerging Issues Task Force issued EITF Issue No. 07-04, Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships (“EITF 07-04”). EITF 07-04 specifies when a master limited partnership that contains incentive distribution rights (“IDR’s”) should classify said IDR’s as a separate class of units for which a separate earnings per unit calculation should be made. EITF 07-04 is effective for fiscal years beginning after December 15, 2008. Early application is not permitted. The Company is currently evaluating the effect that the adoption of EITF 07-04 will have on the partnership’s net earnings per unit.

Use of Estimates

Preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting periods. As a result, actual results could differ from those estimates. The most significant estimates in the financial statements are the valuation of assets in the merchandise trust and perpetual care trust, allowance for cancellations, unit-based compensation, merchandise liability, deferred sales revenue, deferred margin, deferred merchandise trust investment earnings, deferred obtaining costs and income taxes. Deferred sales revenue, deferred margin and deferred merchandise trust investment earnings are included in deferred cemetery revenues, net, on the consolidated balance sheets.

2.	LONG-TERM ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

Long-term accounts receivable, net, consist of the following:

	December 31, 2007	September 30, 2008
	(in thousands)
Customer receivables	$94,733	$100,122
Unearned finance income	(11,049)	(12,509)
Allowance for contract cancellations	(11,540)	(14,956)

	72,144	72,657
Less: current portion - net of allowance	32,063	32,878

Long-term portion - net of allowance	$40,081	$39,779

Activity in the allowance for contract cancellations is as follows:

	December 31, 2007	September 30, 2008
	(in thousands)
Balance - Beginning of period	$12,243	$11,540
Reserve on acquired contracts	115	1,710
Provision for cancellations	10,493	9,320
Charge-offs - net	(11,311)	(7,614)

Balance - End of period	$11,540	$14,956

3.	CEMETERY PROPERTY

Cemetery property consists of the following:

	December 31, 2007	September 30, 2008
	(in thousands)
Developed land	$22,676	$26,687
Undeveloped land	129,380	147,177
Mausoleum crypts and lawn crypts	35,496	44,206

Total	$187,552	$218,070

4.	PROPERTY AND EQUIPMENT

Major classes of property and equipment follow:

	December 31, 2007	September 30, 2008
	(in thousands)
Building and improvements	$42,215	$44,344
Furniture and equipment	33,184	27,927

	75,399	72,271
Less: accumulated depreciation	(21,470)	(23,804)

Property and equipment - net	$53,929	$48,467

5.	MERCHANDISE TRUSTS

The cost and market value associated with the assets held in merchandise trusts at December 31, 2007 and September 30, 2008 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
	(in thousands)
As of December 31, 2007
Short-term investments	$23,071	$—	$—	$23,071
Fixed maturities:
U.S. Government and federal agency	3,720	32	(21)	3,731
U.S. State and local government agency	2,178	29	(9)	2,198
Corporate debt securities	3,896	11	(133)	3,774
Other debt securities	89,827	—	—	89,827

Total fixed maturities	99,621	72	(163)	99,530

Mutual funds - debt securities	31,611	612	(1,410)	30,813
Mutual funds - equity securities	47,242	111	(6,658)	40,695

Equity securities	36,082	1,314	(2,889)	34,507

Total	$237,627	$2,109	$(11,121)	$228,615

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
	(in thousands)
As of September 30, 2008
Short-term investments	$20,784	$—	$—	$20,784
Fixed maturities:
U.S. Government and federal agency	5,369	30	(50)	5,349
U.S. State and local government agency	5,916	37	(69)	5,884
Corporate debt securities	3,390	—	(390)	3,000
Other debt securities	10,237	—	—	10,237

Total fixed maturities	24,912	67	(509)	24,470

Mutual funds - debt securities	41,230	—	(5,664)	35,566
Mutual funds - equity securities	97,311	—	(23,817)	73,495

Equity securities	46,623	1,149	(11,097)	36,674

Total	$230,860	$1,216	$(41,087)	$190,989

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at September 30, 2008 is presented below:

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities:
U.S. Government and federal agency	$2,419	$38	$377	$12	$2,796	$50
U.S. State and local government agency	3,340	59	182	10	3,522	69
Corporate debt securities	1,693	182	1,164	208	2,857	390
Other debt securities	—	—	—	—	—	—

Total fixed maturities	7,452	279	1,723	230	9,175	509

Mutual funds - debt securities	22,648	1,307	12,917	4,357	35,565	5,664
Mutual funds - equity securities	34,411	10,114	39,084	13,703	73,495	23,817

Equity securities	16,197	4,017	17,467	7,080	33,664	11,097

Total	$80,708	$15,717	$71,191	$25,370	$151,899	$41,087

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

The Company has determined that there were 11 securities in the merchandise trust, with an aggregate cost of approximately $2.1 million, an aggregate market value of approximately $0.9 million, and a resulting aggregate impairment in value of approximately $1.2 million, wherein such impairment is considered to be other-than-temporary at September 30, 2008. Accordingly, the Company has adjusted the cost basis of each of these assets to their current value and offset this change against deferred revenue. This reduction in deferred revenue will be reflected in earnings in future periods as the underlying merchandise is delivered or the underlying service is performed.

A reconciliation of the Company’s merchandise trust activities for the three and nine months ended September 30, 2008 is presented below:

Three months ended September 30, 2008

Market Value @ 6/30/2008	Contributions	Distributions	Interest/ Dividends	Capital Gain Distributions	Realized Gain/ Loss	Taxes	Fees	Unrealized Change in Market Value	Change in Accrued Income	Market Value @ 9/30/2008
(in thousands)
$206,639	$15,316	$(13,008)	$2,821	$—	$(522)	$—	$(274)	$(19,997)	$14	$190,989

$206,639	$15,316	$(13,008)	$2,821	$—	$(522)	$—	$(274)	$(19,997)	$14	$190,989

Nine months ended September 30, 2008

Market Value @ 12/31/2007	Contributions	Distributions	Interest/ Dividends	Capital Gain Distributions	Realized Gain/ Loss	Taxes	Fees	Unrealized Change in Market Value	Change in Accrued Income	Market Value @ 9/30/2008
(in thousands)
$228,615	$41,923	$(53,694)	$7,746	$584	$(1,195)	$(1,311)	$(794)	$(30,860)	$(25)	$190,989

$228,615	$41,923	$(53,694)	$7,746	$584	$(1,195)	$(1,311)	$(794)	$(30,860)	$(25)	$190,989

The Company deposited $7,535 and $15,316 and withdrew $10,220 and $13,008 from the trusts during the three month period ended September 30, 2007 and 2008, respectively. The Company deposited $33,454 and $41,923 and withdrew $37,502 and $53,694 from the trusts during the nine month period ended September 30, 2007 and 2008, respectively. During the three months ended September 30, 2007, purchases and sales of securities available for sale included in trust investments were $20,877 and $20,970, respectively. During the three months ended September 30, 2008, purchases and sales of securities available for sale included in trust investments were $31,343 and $23,694, respectively. During the nine months ended September 30, 2007, purchases and sales of securities available for sale included in trust investments were $103,721 and $138,479, respectively. During the nine months ended September 30, 2008, purchases and sales of securities available for sale included in trust investments were $258,518 and $184,983, respectively.

6.	PERPETUAL CARE TRUSTS.

The cost and market value associated with the assets held in perpetual care trusts at December 31, 2007 and September 30, 2008 were as follows:

As of December 31, 2007	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
	(in thousands)
Short-term investments	$13,955	$—	$—	$13,955
Fixed maturities:
U.S. Government and federal agency	7,625	78	(16)	7,687
U.S. State and local government agency	3,790	74	(8)	3,856
Corporate debt securities	15,314	73	(495)	14,892
Other debt securities	51,313	—	—	51,313

Total fixed maturities	78,042	225	(519)	77,748

Mutual funds - debt securities	46,795	68	(2,386)	44,477
Mutual funds - equity securities	50,166	263	(3,881)	46,548

Equity Securities	28,787	544	(3,480)	25,851

Total	$217,745	$1,100	$(10,266)	$208,579

As of September 30, 2008	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
	(in thousands)
Short-term investments	$18,865	$—	$—	$18,865
Fixed maturities:
U.S. Government and federal agency	9,359	61	(71)	9,349
U.S. State and local government agency	9,990	87	(98)	9,979
Corporate debt securities	13,351	2	(1,433)	11,920
Other debt securities	728	—	—	728

Total fixed maturities	33,428	150	(1,602)	31,976

Mutual funds - debt securities	56,518	17	(10,782)	45,753
Mutual funds - equity securities	72,483	—	(20,723)	51,760

Equity Securities	36,013	756	(9,041)	27,728

Total	$217,307	$923	$(42,148)	$176,082

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at September 30, 2008 held in perpetual care trusts is presented below:

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities:
U.S. Government and federal agency	$4,008	$60	$432	$11	$4,440	$71
U.S. State and local government agency	4,946	89	275	9	5,221	98
Corporate debt securities	7,013	745	4,406	688	11,419	1,433
Other debt securities	—	—	—	—	—	—

Total fixed maturities	15,967	894	5,113	708	21,080	1,602
Mutual funds - debt securities	19,839	1,925	24,014	8,857	43,853	10,782
Mutual funds - equity securities	21,704	9,826	30,056	10,897	51,760	20,723

Equity Securities	5,751	1,321	20,711	7,720	26,462	9,041

Total	$63,261	$13,966	$79,894	$28,182	$143,155	$42,148

The Company determines whether or not the assets in the perpetual care trust have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its market value. Any reduction in the cost basis due to an other-than-temporary impairment is offset with an equal an opposite reduction in the non-controlling interest in perpetual care trusts reflected on our balance sheet and has no impact in earnings. The Company has determined that there were 8 securities in the perpetual care trust, with an aggregate cost of approximately $1.9 million, an aggregate market value of approximately $0.6 million, and a resulting aggregate impairment in value of approximately $1.3 million, wherein such impairment is considered to be other-than-temporary at September 30, 2008. Accordingly, the Company has adjusted the cost basis of each of these assets to their current value and offset this change against non-controlling interest in perpetual care trusts. There is no impact on net income or partners’ capital due to this adjustment.

A reconciliation of the Company’s perpetual care trust activities for the three and nine months ended September 30, 2008 is presented below:

Three months ended September 30, 2008

Market Value @ 6/30/2008	Contributions	Distributions	Interest/ Dividends	Capital Gain Distributions	Realized Gain/ Loss	Taxes	Fees	Unrealized Change in Market Value	Change in Accrued Income	Market Value @ 9/30/2008
(in thousands)
$198,723	$599	$(4,015)	$3,747	$—	$(97)	$—	$(236)	$(22,661)	$22	$176,082

$198,723	$599	$(4,015)	$3,747	$—	$(97)	$—	$(236)	$(22,661)	$22	$176,082

Nine months ended September 30, 2008

Market Value @ 12/31/2007	Contributions	Distributions	Interest/ Dividends	Capital Gain Distributions	Realized Gain/ Loss	Taxes	Fees	Unrealized Change in Market Value	Change in Accrued Income	Market Value @ 9/30/2008
(in thousands)
$208,579	$18,381	$(26,945)	$10,190	$715	$1,921	$(444)	$(657)	$32,059	$243	$176,082

$208,579	$18,381	$(26,945)	$10,190	$715	$1,921	$(444)	$(657)	$32,059	$243	$176,082

The Company deposited $8,239 and $599 and withdrew $7,689 and $4,015 from the trusts during the three months ended September 30, 2007 and 2008, respectively. The company deposited $15,605 and $18,381 and withdrew $20,390 and $26,945 from the trusts during the nine months ended September 30, 2007 and 2008, respectively. During the three months ended September 30, 2007, purchases and sales of securities available for sale included in trust investments were $56,269 and $52,880, respectively. During the three months ended September 30, 2008, purchases and sales of securities available for sale included in trust investments were $17,866 and $17,809, respectively. During the nine months ended September 30, 2007, purchases and sales of securities available for sale included in trust investments were $191,511 and $169,522, respectively. During the nine months ended September 30, 2008, purchases and sales of securities available for sale included in trust investments were $155,483 and $104,117, respectively.

The Company recorded income from perpetual care trusts of $2.7 million and $7.4 million for the three and nine months ended September 30, 2007, respectively and $2.9 million and $9.7 million during the same period of 2008. This income is classified as cemetery revenues in the consolidated statements of operations.

7.	LONG-TERM DEBT

The Company had the following outstanding debt at:

	December 31, 2007	September 30, 2008
	(in thousands)
Insurance premium financing, due in installments (4.75%)	$350	$751
Vehicle Financing	61	83
Acquisition Credit Facility, due September 2012 (interest rate - Libor + 3.25%)	6,253	7,903
Revolving Credit Facility, due September 2012 (interest rate - Libor + 3.25%)	7,000	15,500
Series A senior secured notes, due 2009 (interest rate - 7.66%)	80,000	80,000
Series B senior secured notes, due 2012 (interest rate - 9.34%)	35,000	35,000
Series C senior secured notes, due 2012 (interest rate - 9.09%)	17,500	17,500

Total	146,164	156,737
Less current portion	386	80,797

Long-term portion	$145,778	$75,940

Acquisition Credit Facility and Revolving Credit Facility

On August 15, 2007, StoneMor Operating LLC (the “Operating Company”) and certain of its subsidiaries, (collectively, the “Borrowers”) entered into the Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. (“Bank of America”), other lenders, and Banc of America Securities LLC (collectively, the “Lenders”). Capitalized terms which are not defined in this Quarterly Report on Form 10-Q shall have the same meaning assigned to such terms in the Credit Agreement.

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

Borrowings under the Credit Agreement rank pari passu with all other senior secured debt of the Borrowers including the senior secured notes discussed below. The Borrowers’ obligations under the Credit Agreement are guaranteed by both the Company and StoneMor GP, LLC (“StoneMor GP”) (collectively, the “Guarantors”).

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

The agreements governing the Revolving Credit Facility and the Acquisition Credit Facility contain restrictive covenants that, among other things, prohibit distributions upon defined events of default, restrict investments and sales of assets and require the Company to maintain certain financial covenants, including specified financial ratios. As of September 30, 2008, the Company was in compliance with all such covenants.

As of September 30, 2008, the Company had $23.4 million outstanding under the Credit Agreement.

Senior Secured Notes

On August 15, 2007, StoneMor GP, the Company, the Operating Company, and certain subsidiaries of the Operating Company (collectively, the “Issuers”) entered into the Amended and Restated Note Purchase Agreement (the “Note Purchase Agreement”) with Prudential Investment Management Inc., The Prudential Insurance Company of America, Prudential Retirement Insurance and Annuity Company, certain Affiliates of Prudential Investment Management Inc., iStar Financial Inc., SFT I, Inc., and certain Affiliates of iStar Financial Inc. (collectively, the “Note Purchasers”). Capitalized terms which are not defined in this Quarterly Report on Form 10-Q shall have the same meaning assigned to such terms in the Note Purchase Agreement.

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

The Note Purchase Agreement contains restrictive covenants that, among other things, prohibit distributions upon defined events of default, restrict investments and sales of assets and require the Company to maintain certain financial covenants, including specified financial ratios. As of September 30, 2008, the Company was in compliance with all such covenants.

The Series A Notes mature and become due on September 20, 2009. The Company has no assurance if we will be able to repay or refinance them on terms as favorable as those that currently exist or at all, and any failure to repay or refinance the Series A Notes would trigger cross default provisions under other credit agreements. The Company is in the process of actively pursuing refinancing sources for the Series A Notes and expect to be able to refinance these notes. However, the credit market has tightened significantly in the past few months. This macroeconomic condition inherently increases the risk that the Company will be unable to refinance the Series A Notes on terms similar or more favorable than those of the existing Series A Notes or at all, which will have a material adverse effect on its financial condition, results of operations and liquidity. Although there can be no assurance, the Company expects final resolution during the second quarter of 2009.

Deferred financing costs were approximately $2.6 million at September 30, 2008, consisted of approximately $4.5 million of debt issuance costs less accumulated amortization of approximately $1.9 million. These costs were incurred in connection with the issuance of the Company’s senior secured notes during September 2004 and their amendment during August 2007.

8.	INCOME TAXES

As of December 31, 2007, the Company’s taxable corporate subsidiaries had a federal net operating loss carryover of approximately $54.7 million, which will begin to expire in 2019 and $92.0 million in state net operating losses in which a portion expires annually.

Effective with the closing of the Partnership’s initial public offering on September 20, 2004, the Company was no longer a taxable entity for federal and state income tax purposes; rather, the Partnership’s tax attributes (except those of its corporate subsidiaries) are to be included in the individual tax returns of its partners. Neither the Partnership’s financial reporting income, nor the cash distributions to unit-holders, can be used as a substitute for the detailed tax calculations that the Partnership must perform annually for its partners. Net income from the Partnership is not treated as “passive income” for federal income tax purposes. As a result, partners subject to the passive activity loss rules are not permitted to offset income from the Partnership with passive losses from other sources.

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

The provision for income taxes for the nine months ended September 30, 2007 and 2008 respectively is based upon the estimated annual effective tax rates expected to be applicable to the Company for 2007 and 2008, respectively.

The Company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies. As required by Interpretation 48, which clarifies Statement 109, Accounting for Income Taxes , the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. The impact of adopting FIN 48 was not material as of the date of adoption or in subsequent periods. As a result of the implementation of Interpretation 48, the Company did not recognize any change in the liability for unrecognized tax benefits and there was no change to the January 1, 2007 balance of retained earnings. As of January 1, 2007, the Company had approximately $0.9 million of unrecognizable tax benefits. If recognized, the $0.9 million of the unrecognized tax benefits would reduce income tax expense and the Company’s effective tax rate. There have been no material changes in unrecognized tax benefits since January 1, 2007.

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

9.	DEFERRED CEMETERY REVENUES – NET

At December 31, 2007 and September 30, 2008, deferred cemetery revenues, net, consisted of the following:

	December 31, 2007	September 30, 2008
	(in thousands)
Deferred cemetery revenue	$160,429	$180,433
Deferred merchandise trust revenue	33,510	37,633
Deferred merchandise trust unrealized losses	(11,801)	(39,871)
Deferred pre-acquisition margin	62,428	66,562
Deferred cost of goods sold	(23,624)	(26,340)

Deferred cemetery revenues, net	$220,942	$218,417

Deferred selling and obtaining costs	$35,836	$40,497

Deferred selling and obtaining costs are carried as an asset on the condensed consolidated balance sheet in accordance with SFAS 60.

10.	COMMITMENTS AND CONTINGENCIES

Legal

The Company is party to legal proceedings in the ordinary course of its business but does not expect the outcome of any proceedings, individually or in the aggregate, to have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Leases

At September 30, 2008, the Company was committed to operating lease payments for premises, automobiles and office equipment under various operating leases with initial terms ranging from one to five years and options to renew at varying terms. Expenses under operating leases were $0.2 million and $0.4 million for the three months ended September 30, 2007 and 2008, respectively, and $0.5 million and $1.3 million for the nine months ended September 30, 2007 and 2008, respectively.

At September 30, 2008, operating leases will result in future payments in the following approximate amounts:

(in thousands)
2008	$456
2009	1,624
2010	1,452
2011	1,300
2012	1,234
Thereafter	5,309

Total	$11,375

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

11.	PARTNERS CAPITAL

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

Compensation expense recognized related to unit appreciation rights and restricted phantom unit awards is summarized in the table below:

	Nine months ended September 30,
	2007	2008
	(in thousands)
Unit appreciation rights	$128	$67
General partner equity grants	606	—
Restricted phantom units	3,379	1,822

Total unit-based compensation expense	$4,113	$1,889

As of September 30, 2008, there was $0.1 million of unrecognized pretax compensation cost related to non-vested unit appreciation rights and $1.3 million of unrecognized pretax compensation cost related to non-vested restricted phantom units.

On January 9, 2008, 90,125 phantom units, issued to certain members of management, vested and common units representing limited partner interests were issued on a one-for-one basis. Based on the compensation expense previously recognized for these units, common unit-holder equity increased by $1,912.

12.	ACQUISITIONS

The Company made two acquisitions during the nine months ended September 30, 2008. The first acquisition took place during the first quarter of the year and consisted of a single cemetery (the “First Quarter Acquisition”). The second acquisition took place in the third quarter of the year and consisted of six cemeteries and two funeral homes (the “Third Quarter Acquisition”).

The results of the operations of the acquired properties have been included in the condensed consolidated financial statements since the date of acquisition and are not material to the results of operations.

The Company paid $600,000 in cash and $500,000 in common units representing limited partnership interests to the sellers for the First Quarter Acquisition. Including the acquisition transaction costs, the transaction was valued at $1.2 million for accounting purposes.

The Company paid approximately $800,000 in cash to the sellers for the Third Quarter Acquisition. Including the acquisition transaction costs, the transaction was valued at $1.3 million for accounting purposes.

The following table summarizes the estimated fair values (in thousands) of the assets acquired and liabilities assumed as of the acquisition date for both the First Quarter Acquisition and the Third Quarter Acquisition.

Assets acquired
Accounts receivable, net	$827
Cemetery property	6,744
Property and equipment	1,062
Merchandise trust funds, restricted at fair value	1,246

Total assets acquired	9,879

Liabilities assumed
Deferred margin	3,839
Merchandise liability	3,543

Total liabilities assumed	7,382

Net assets acquired	$2,497

On December 21, 2007 the Company acquired 45 cemeteries and 30 funeral homes from Service Corporation International (NYSE: SCI) joined by certain of its direct and indirect subsidiary entities (the “SCI Acquisition”). The results of operations of these acquired cemeteries and funeral homes have been included in the condensed consolidated financial statements since that date.

The Company’s balance sheets at December 31, 2007 and March 31, 2008 reflect purchase price allocations related to the SCI Acquisition that had not as of yet been finalized. These purchase price allocations were re-estimated in the third quarter of 2008 and resulted in an increase of the value of net assets acquired from $76.4 million to $78.1 million along with a reallocation of the various components of such net assets acquired.

The following table reconciles amounts originally recorded and included in partners’ capital at December 31, 2007 and March 31, 2008 to amounts included in partners’ capital at September 30, 2008.

	Original	Re-estimate	Change
	(In thousands)
Assets
Accounts receivable, net	$9,583	$6,038	$(3,545)
Inventory	817	—	(817)
Cemetery property	15,861	42,184	26,323
Property and equipment	24,873	16,300	(8,573)
Merchandise trust assets	68,013	73,868	5,855

Total assets	119,147	138,390	19,243

Liabilities
Deferred margin	22,222	25,303	3,081
Deferred interest	32	—	(32)
Merchandise liability	20,513	34,979	14,466

Total liabilities	42,767	60,282	17,515

Net assets	$76,380	$78,108	$1,728

13.	SEGMENT INFORMATION

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

The Company has chosen this level of reorganization and disaggregation of reportable segments due to the fact that a) each reportable segment has unique characteristics that set it apart from other segments; b) the Company has organized its management personnel at these operational levels; c) and it is the level at which its chief decision makers and other senior management evaluate performance.

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

Segment information as of and for the three and nine months ended September 30, 2007 and September 30, 2008 is as follows:

As of and for the three months ended September 30, 2007

	Cemeteries			Funeral Homes
	Southeast	Northeast	West		Corporate	Adjustment	Total
	(in thousands)
Revenues
Sales	$12,836	$8,375	$2,333	$—	$—	$(1,457)	$22,087
Service and other	5,631	5,795	908	—	—	(1,318)	11,016
Funeral home	—	—	—	2,273	—	—	2,273

Total revenues	18,467	14,170	3,241	2,273	—	(2,775)	35,376

Costs and expenses
Cost of sales	2,912	1,902	465	—	—	(380)	4,899
Selling	3,939	2,527	732	—	188	(242)	7,144
Cemetery	3,500	3,534	899	—	—	—	7,933
General and administrative	2,083	1,498	451	—	(1)	—	4,031
Funeral home	—	—	—	1,941	—	—	1,941
Corporate	—	—	—	—	5,978	—	5,978

Total costs and expenses	12,434	9,461	2,547	1,941	6,165	(622)	31,926

Operating earnings	6,033	4,709	694	332	(6,165)	(2,153)	3,450

Interest expense	1,126	905	93	139	—	—	2,263
Depreciation and amortization	315	224	13	106	453	—	1,112

Earnings (losses) before taxes	$4,592	$3,580	$588	$87	$(6,618)	$(2,153)	$75

Supplemental information
Total assets	$277,031	$280,207	$47,382	$15,733	$16,880	$—	$637,233

Amortization of cemetery property	$685	$542	$33	$—	$—	$(6)	$1,254

Long lived asset additions	$2,830	$39	$1,397	$24	$91	$—	$4,381

As of and for the three months ended September 30, 2008

	Cemeteries			Funeral Homes
	Southeast	Northeast	West		Corporate	Adjustment	Total
	(in thousands)
Revenues
Sales	$16,595	$8,764	$6,544	$—	$—	$(4,987)	$26,915
Service and other	5,331	4,341	2,971	—	—	421	13,064
Funeral home	—	—	—	5,804	—	—	5,804

Total revenues	21,926	13,105	9,515	5,804	—	(4,566)	45,783

Costs and expenses
Cost of sales	3,561	1,800	1,179	—	—	(824)	5,716
Selling	5,058	2,747	1,877	—	295	(1,303)	8,674
Cemetery	4,616	3,489	2,796	—	13	—	10,914
General and administrative	2,715	1,563	1,182	—	24	—	5,484
Funeral home	—	—	—	4,592	—	—	4,592
Corporate	—	—	—	—	5,426	—	5,426

Total costs and expenses	15,950	9,599	7,034	4,592	5,758	(2,127)	40,806

Operating earnings	5,976	3,506	2,481	1,212	(5,758)	(2,439)	4,978

Interest expense	1,298	619	713	572	—	—	3,202
Depreciation and amortization	392	237	124	280	354	—	1,387

Earnings (losses) before taxes	$4,286	$2,650	$1,644	$360	$(6,112)	$(2,439)	$388

Supplemental information
Total assets	$329,607	$246,441	$144,715	$35,272	$15,278	$—	$771,313

Amortization of cemetery property	$748	$361	$119	$—	$—	$368	$1,596

Long lived asset additions	$3,994	$199	$(1,875)	$335	$130	$—	$2,783

As of and for the nine months ended September 30, 2007

	Cemeteries			Funeral Homes
	Southeast	Northeast	West		Corporate	Adjustment	Total
	(in thousands)
Revenues
Sales	$39,179	$25,983	$6,269	$—	$—	$(6,973)	$64,458
Service and other	16,055	20,123	2,900	—	—	(4,762)	34,316
Funeral home	—	—	—	7,806	—	—	7,806

Total revenues	55,234	46,106	9,169	7,806	—	(11,735)	106,580

Costs and expenses
Cost of sales	8,423	5,916	1,357	—	—	(1,209)	14,487
Selling	12,306	8,244	2,015	—	865	(1,571)	21,859
Cemetery	9,983	10,191	2,419	—	—	—	22,593
General and administrative	5,838	4,371	1,233	—	20	—	11,462
Funeral home	—	—	—	6,088	—	—	6,088
Corporate	—	—	—	—	16,211	—	16,211

Total costs and expenses	36,550	28,722	7,024	6,088	17,096	(2,780)	92,700

Operating earnings	18,684	17,384	2,145	1,718	(17,096)	(8,955)	13,880

Interest expense	3,180	2,553	284	424	—	—	6,441
Depreciation and amortization	943	700	29	283	946	—	2,901

Earnings (losses) before taxes	$14,561	$14,131	$1,832	$1,011	$(18,042)	$(8,955)	$4,538

Supplemental information
Total assets	$277,031	$280,207	$47,382	$15,733	$16,880	$—	$637,233

Amortization of cemetery property	$2,165	$1,849	$80	$—	$—	$180	$4,274

Long lived asset additions	$3,451	$147	$1,512	$141	$349	$—	$5,600

As of and for the nine months ended September 30, 2008

	Cemeteries			Funeral Homes
	Southeast	Northeast	West		Corporate	Adjustment	Total
	(in thousands)
Revenues
Sales	$48,862	$25,490	$20,602	$—	$—	$(17,586)	$77,368
Service and other	18,262	15,864	10,630	—	—	(2,603)	42,153
Funeral home	—	—	—	17,612	—	—	17,612

Total revenues	67,124	41,354	31,232	17,612	—	(20,189)	137,133

Costs and expenses
Cost of sales	10,416	6,136	3,417	—	—	(2,965)	17,004
Selling	15,270	8,042	6,000	—	905	(4,417)	25,800
Cemetery	13,271	10,334	7,722	—	40	—	31,367
General and administrative	7,788	4,602	3,546	—	77	—	16,013
Funeral home	—	—	—	13,998	—	—	13,998
Corporate	—	—	—	—	16,443	—	16,443

Total costs and expenses	46,745	29,114	20,685	13,998	17,465	(7,382)	120,625

Operating earnings	20,379	12,240	10,547	3,614	(17,465)	(12,807)	16,508

Interest expense	3,908	2,020	1,979	1,614	—	—	9,521
Depreciation and amortization	1,033	684	197	465	1,015	—	3,394

Earnings (losses) before taxes	$15,438	$9,536	$8,371	$1,535	$(18,480)	$(12,807)	$3,593

Supplemental information
Total assets	$329,607	$246,441	$144,715	$35,272	$15,278	$—	$771,313

Amortization of cemetery property	$2,264	$2,017	$359	$—	$—	$341	$4,981

Long lived asset additions	$16,272	$728	$971	$1,097	$1,530	$—	$20,598

14.	FAIR VALUE MEASUREMENTS

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

Level 1:	Quoted market prices available in active markets for identical assets or liabilities. The Company includes short-term investments, U.S. Government debt securities and publicly traded equity instruments in its level 1 investments.

Level 2:	Quoted prices in active markets for similar assets; quoted prices in non-active markets for identical or similar assets; inputs other than quoted prices that are observable. The Company includes U.S. state and municipal, corporate and other fixed income debt securities in its level 2 investments.

Level 3:	Any and all pricing inputs that are generally unobservable and not corroborated by market data.

The following table allocates the Company’s assets and liabilities measured at fair value as of September 30, 2008.

Merchandise Trust

Description	Level 1	Level 2	Level 3
	(in thousands)
Assets
Short-term investments	$20,784	$—	$—

Fixed maturities:
U.S. government and federal agency	5,349	—	—
U.S. state and local government agency	—	5,884	—
Corporate debt securities	—	3,000	—
Other debt securities	35,186	10,617	—

Total fixed maturity investments	40,535	19,501	—

Equity securities	110,169	—	—

Total	$171,488	$19,501

Perpetual Care Trust

Description	Level 1	Level 2	Level 3
	(in thousands)
Assets
Short-term investments	$18,865	$—	$—

Fixed maturities:
U.S. government and federal agency	9,349	—	—
U.S. state and local government agency	—	9,979	—
Corporate debt securities	—	11,920	—
Other debt securities	23,337	23,144	—

Total fixed maturity investments	32,686	45,043	—

Equity securities	79,488	—	—

Total	$131,039	$45,043

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

The words “we,” “us,” “our,” “StoneMor,” the “Partnership,” “Company” and similar words, when used in a historical context prior to the closing of the initial public offering of StoneMor Partners L.P. on September 20, 2004, refer to Cornerstone Family Services, Inc. (“Cornerstone”), (and, after its conversion, CFSI LLC), and its subsidiaries and thereafter refer to StoneMor Partners L.P. and its subsidiaries.

This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q (including the notes thereto).

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, including, but not limited to, information regarding the status and progress of our operating activities, the plans and objectives of our management, assumptions regarding our future performance and plans, and any financial guidance provided, as well as certain information in other filings with the SEC and elsewhere, are forward-looking statements within the meaning of Section 27A(i) of the Securities Act of 1933 and Section 21E(i) of the Securities Exchange Act of 1934. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “project,” “expect,” “predict,” and similar expressions identify these forward-looking statements. These forward-looking statements are made subject to certain risks and uncertainties that could cause actual results to differ materially from those stated, including, but not limited to, the following: future revenue and revenue growth; the effect of the current economic downturn on our future pre-need sales; the impact of our significant leverage on our operating plans; our ability to service our debt or our ability to repay of refinance our Series A Notes due on September 20, 2009; the decline in the fair value of certain equity and debt securities held in our trusts; our ability to attract, train and retain an adequate number of sales people; uncertainties associated with the volume and timing of pre-need sales of cemetery services and products; variances in death rates; variances in the use of cremation; changes in the political or regulatory environments, including potential changes in tax accounting and trusting policies; our ability to successfully implement a strategic plan relating to producing operating improvement, strong cash flows and further deleveraging; uncertainties associated with the integration or the anticipated benefits of the acquisition of assets, information disclosed within this Quarterly Report on Form 10-Q; and various other uncertainties associated with the deathcare industry and our operations in particular.

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

Overview

We were created on April 2, 2004 to own and operate the cemetery and funeral home business conducted by Cornerstone and its subsidiaries. On September 20, 2004, in connection with our initial public offering of common units representing limited partner interests, Cornerstone contributed to us substantially all of its assets, liabilities and businesses, and then converted into CFSI LLC, a limited liability company. This transfer represented a reorganization of entities under common control and was recorded at historical cost. In exchange for these assets, liabilities and businesses, CFSI LLC received 564,782 common units and 4,239,782 subordinated units representing limited partner interests in us.

Cornerstone was founded in 1999 by members of our management team and a private equity investment firm, which we refer to as McCown De Leeuw, in order to acquire a group of 123 cemetery properties and 4 funeral homes. Since that time, Cornerstone, succeeded by us, acquired 109 additional cemeteries and 54 funeral homes, built two funeral homes, exited from one management contract and sold one cemetery and one funeral home.

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

Net Income, Operating Cash Flows and Partner Distributions

The table below details net income, operating cash flows and partner distributions made during the nine months ended September 30, 2008 and 2007:

	Nine months ended September 30,
	2007	2008
	(in thousands)
Net income	$4,005	$3,025
Operating cash flows	14,777	19,095
Partner distributions	13,972	18,896

Cash flows from operations during the nine months ended September 30, 2008 and 2007 ($19.1 million and $14.8 million, respectively) significantly outpaced our net income ($3.0 million and $4.0 million, respectively) during the same periods. This is in large part attributable to the fact that various cash inflows for payments of amounts due under pre-need sales contracts were not as of yet recognized as revenues as we had not met the delivery criteria for revenue recognition. Although there is no assurance, we expect that the trend of operating cash flows outpacing net income will continue into the foreseeable future.

Cash flows from operations during the nine months ended September 30, 2008 and 2007 ($19.1 million and $14.8 million, respectively) were greater than distributions paid to partners ($18.9 million and $14.0 million) during the same periods. The increase in the partner distribution in 2008 relative to 2007 was fully funded by increases in operating cash flows.

Current Market Conditions and Economic Developments

There has been significant instability in various financial markets in the past few months. Amongst other things, there has been a decline in the fair value of equity and (to a lesser degree) fixed-maturity debt securities and a contraction in the credit market. Many analysts believe that these and other issues could in turn lead to an overall economic downturn.

Effect on Revenues

We have not seen any downturn in sales originations due to current market conditions. Our overall business model is strong and is expected to remain so. This business model is constructed so that revenues are generated from pre-need sales of cemetery merchandise and services, at-need sales of cemetery merchandise and services and funeral home merchandise and services.

We would not expect any economic downturn to have any effect at all on either our at-need sales of cemetery merchandise and services or funeral home merchandise and services. These revenue streams accounted for 37.1% and 46.4% of total revenues for the third quarters of 2007 and 2008 respectively, and 38.7% and 48.6% of total revenues for the nine months ended September 30, 2007 and 2008 respectively.

It is possible that any economic downturn could have an adverse effect on future pre-need sales of cemetery merchandise and services. We will continue to monitor the situation closely. Any downturn in these sales would have a less proportional impact on earnings than on revenues as such sales have higher cost of goods sold and lower profit margins than either at-need sales of cemetery merchandise and services and funeral home merchandise and services.

Decline in Market Value of Trust Assets

A critical issue for us has been the recent decline in the fair value of equity and (to a lesser degree) fixed maturity debt securities held in our trusts.

We have a substantial portfolio of invested assets in both our merchandise trust and the perpetual care trust. Both trusts have a mix of cash and cash equivalents, fixed maturity debt securities and equity securities. The fair value of trust assets declined substantially in the third quarter of 2008 relative to prior quarters.

The perpetual care trust and merchandise trust serve vastly different purposes and the risks and implications of changes in trust asset values are dissimilar.

Perpetual Care Trust

Pursuant to state law, a portion of the proceeds from the sale of cemetery property must be deposited into a perpetual care trust.

The Perpetual Care Trust principal does not belong to us and must remain in the trust into perpetuity. We consolidate the trust into our financial statements in Accordance with Financial Accounting Standards Board Interpretation No. 46 revised (“FIN 46R”), Consolidation of Variable Interest Entities: an Interpretation of Accounting Research Bulletin (“ARB”) No. 51 because the trust is considered a variable interest entity for which we are the primary beneficiary.

The fair value of trust assets is recorded as an asset on our balance sheet and is completely offset by a liability. This liability is recorded as a “Non-controlling Interest in perpetual care trust”. Changes in fair value of trust assets are recognized by adjusting both the trust asset and the offsetting liability. Impairment of the value of trust assets, whether temporary or other-than-temporary, will not impact periodic earnings or comprehensive income nor will it impact our financial position or liquidity at any point in time.

Income generated by trust assets is released to us and used to defray cemetery maintenance costs. The primary risk associated with current market conditions and economic developments relates to the income stream generated by the assets in the trust. Accordingly, when considering the impairment of assets in the trust, our concerns relate as to whether or not such impairment is caused by a degradation in the asset’s income paying ability as opposed to any change in the value of the asset in any secondary market.

At September 30, 2008, we believe that there are no assets in the trust that have suspended dividends or interest or have announced the intention to do this.

Merchandise Trust

Pursuant to state law, a portion of the proceeds from the sale of pre-need cemetery and funeral home merchandise and services must be deposited into a merchandise trust.

Unlike the Perpetual Care Trust, the principal in the merchandise trust will ultimately revert to us. This will occur once we have met the various requirements for its release which is generally the delivery of merchandise or performance of underlying services. Accordingly, changes in the fair value of trust assets, both temporary and other-than-temporary, may ultimately impact our periodic earnings, comprehensive income and our financial position or liquidity at any point in time.

Managing the cash flow associated with the release of trust assets and investment income is a critical component of our overall corporate strategy. Our investment strategy reflects the fact that the release of trust assets and the resultant cash flow is critical to our ability to meet our profitability goals and liquidity needs. Accordingly, we set such strategy to balance the potential for return with the need to maintain asset value.

The recent decline in the market value of the assets in the merchandise trust could ultimately impair our profitability and resulting financial position and our liquidity should we be forced to liquidate such assets at an amount significantly below our original expectation, which is ultimately asset cost.

We mitigate this risk by ensuring that a sufficient portion of trust assets is invested in cash and cash equivalents that do not have significant risk to principal. We can then manage trust assets so that released amounts are liquidated from this pool as opposed to any pool of impaired assets.

At September 30, 2008, the merchandise trust had approximately $20.8 million in cash and cash equivalents. This amount functions as a cushion that mitigates the risk of liquidating impaired assets. In evaluating the sufficiency of this amount as to its effectiveness in mitigating the risk of liquidating impaired assets, we have considered the net inflows and outflows of cash into the trust in recent prior periods. These net inflows and outflows are a function of both sales originations and the corresponding trust deposits and meeting the criteria for releasing funds. Total net cash outflows from the merchandise trust for the nine months ended September 30, 2008 totaled approximately sixty six thousand dollars.

Absent a substantial downturn in pre-need sales, we believe that the cash and cash equivalent allocation of Merchandise Trust assets is sufficient to mitigate the risk of liquidating impaired assets in the near future.

Series A Notes

Our Series A Notes mature and become due on September 20, 2009. We have no assurance that we will be able to repay or refinance them on terms as favorable as those that currently exist or at all, and any failure to repay or refinance the Series A Notes would trigger cross default provisions under other credit agreements. We are in the process of actively pursuing refinancing sources for the Series A Notes and expect to be able to refinance these notes. However, the credit market has tightened significantly in the past few months. This macroeconomic condition inherently increases the risk that we will be unable to refinance the Series A Notes on terms similar or more favorable than those of our existing Series A Notes or at all, which will have a material adverse effect on our financial condition, results of operations and liquidity. Although there can be no assurance, we expect final resolution during the second quarter of 2009.

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

We chose this level of reorganization and disaggregation of reportable segments due to the fact that a) each reportable segment has unique characteristics that set it apart from each other; b) we have organized our management personnel at these operational levels; and c) this is the level at which our chief decision makers and other senior management evaluate performance.

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

Cemetery Operations

As of September 30, 2008, we operated 230 cemeteries in 27 states and Puerto Rico. We own 216 of these cemeteries and operate the remaining 14 under long-term management agreements with cemetery associations that own the cemeteries. As a result of the agreements and other control arrangements, we consolidate the results of the 14 managed cemeteries in our condensed consolidated financial statements.

We sell cemetery products and services both at the time of death, which we refer to as at-need, and prior to the time of death, which we refer to as pre-need. During the first nine months of 2008, we performed approximately 29,000 burials and sold more than 24,800 interment rights (net of cancellations) compared to 21,700 and 16,500 respectively, for the same period of 2007.

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

Funeral Home Operations

As of September 30, 2008, we owned and operated 59 funeral homes. These properties are located within the contiguous United States and in Puerto Rico.

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

The allowance for cancellations is established based upon our estimate of expected cancellations and historical experiences and is currently approximately 10% of total contract values. Future cancellation rates may differ from this current estimate. We will continue to evaluate cancellation rates and will make changes to the estimate should the need arise. Actual cancellations did not vary significantly from the estimates of expected cancellations at December 31, 2007 and September 30, 2008, respectively.

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

The Company has determined that there were 11 securities in the merchandise trust, with an aggregate cost of approximately $2.1 million, an aggregate market value of approximately $0.9 million, and a resulting aggregate impairment in value of approximately $1.2 million, wherein such impairment is considered to be other-than-temporary at September 30, 2008. Accordingly, we have adjusted the cost basis of each of these assets to their current value and offset this change against deferred revenue. This reduction in deferred revenue will be reflected in earnings in future periods as the underlying merchandise is delivered or the underlying service is performed.

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

We have determined that there were 8 securities in the perpetual care trust, with an aggregate cost of approximately $1.9 million, an aggregate market value of approximately $0.6 million, and a resulting aggregate impairment in value of approximately $1.3 million, wherein such impairment is considered to be other-than-temporary at September 30, 2008. Accordingly, we have adjusted the cost basis of each of these assets to their current value and offset this change against non-controlling interest in perpetual care trusts. There is no impact on net income or partners’ capital due to this adjustment.

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

As of December 31, 2007, our taxable corporate subsidiaries had a federal net operating loss carryover of approximately $54.7 million, which will begin to expire in 2019 and a state net operating loss carry-forward of approximately $92.0 million, a portion of which expires annually. Our ability to use such federal net operating losses may be limited by changes in the ownership of our units deemed to result in an “ownership change” under the applicable provisions of the Internal Revenue Code of 1986, as amended.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities (“SFAS 159”), to permit all entities to choose to elect to measure eligible financial instruments at fair value. SFAS 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”). We adopted this guidance effective January 1, 2008 and did not elect the fair value option for any of its eligible assets or liabilities as of this date.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R requires that acquirers in a business combination identify and record at fair value all of the assets and liabilities acquired as well as any non-controlling interest resulting from such business combination. Goodwill will be recognized when the fair value of consideration paid or transferred to the acquiree plus the fair value of any non-controlling interest exceeds the fair value of identified assets acquired less the fair value of liabilities assumed. A gain from a bargain purchase will be recognized when the fair value of consideration paid or transferred to the acquiree plus the fair value of any non-controlling interest is less than the fair value of identified assets acquired less the fair value of liabilities assumed. Gains from bargain purchases will be recognized in earnings in the period in which the acquisition occurs. SFAS 141R is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. SFAS 141R cannot be applied retrospectively and is not applicable to any business combinations that occur before the adoption date. Accordingly, while SFAS 141R may impact the accounting treatment on certain business combinations we may enter into after its effective date, it does not have any impact on these financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statement—amendments of ARB No. 51 (“SFAS 160”). SFAS 160 states that accounting and reporting for minority interests will be recharacterized as non-controlling interests and classified as a component of equity. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. We are currently evaluating the impact the adoption of SFAS 160 will have on our consolidated financial statements.

In February 2008, the FASB Emerging Issues Task Force issued EITF Issue No. 07-04, Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships (“EITF 07-04”). EITF 07-04 specifies when a master limited partnership that contains incentive distribution rights (“IDR’s”) should classify said IDR’s as a separate class of units for which a separate earnings per unit calculation should be made. EITF 07-04 is effective for fiscal years beginning after December 15, 2008. Early application is not permitted. We are currently evaluating the effect that the adoption of EITF 07-04 will have on the partnership’s net earnings per unit.

Results of Operations

The following table summarizes our results of operations for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
	(in thousands)		(in thousands)
Statement of Operations Data:
Revenues:
Cemetery
Merchandise	$19,477	$24,101	$57,338	$69,206
Services	7,188	9,077	21,523	28,066
Investment and other	6,438	6,801	19,913	22,249
Funeral home
Merchandise	1,110	2,179	3,442	6,766
Services	1,163	3,625	4,364	10,846

Total	35,376	45,783	106,580	137,133

Costs and Expenses:
Cost of goods sold:
Perpetual care	845	1,089	2,685	3,241
Merchandise	4,054	4,626	11,802	13,763
Cemetery expense	7,933	10,914	22,593	31,367
Selling expense	7,145	8,674	21,860	25,800
General and administrative expense	4,031	5,484	11,462	16,013
Corporate overhead	5,821	5,426	16,054	16,443
Depreciation and amortization	1,111	1,387	2,900	3,394
Funeral home expense
Merchandise	344	842	1,198	2,705
Services	1,041	2,281	3,057	6,796
Other	556	1,470	1,833	4,497
Expenses related to refinancing	157	—	157	—
Interest expense	2,263	3,202	6,441	9,521
Income taxes	82	53	533	568

Net income (loss)	$(7)	$335	$4,005	$3,025

The following table presents supplemental operating data for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
Operating Data:
Interments Performed	6,992	8,869	21,740	29,023
Cemetery revenues per interment performed	$4,734	$4,508	$4,543	$4,118

Interment rights sold (1):
Lots	4,082	5,629	14,214	17,361
Mausoleum crypts (including pre-construction)	599	325	1,861	1,488
Niches	130	146	463	647

Total interment rights sold	4,811	6,100	16,538	19,496

Number of contracts written	15,281	19,953	47,305	60,886
Aggregate contract amount, in thousands (excluding interest)	$33,797	$47,058	$104,178	$141,327
Average amount per contract (excluding interest)	$2,212	$2,358	$2,202	$2,321

Number of pre-need contracts written	7,222	9,288	22,191	26,955
Aggregate pre-need contract amount, in thousands (excluding interest)	$21,762	$29,425	$67,605	$86,856
Average amount per pre-need contract (excluding interest)	$3,013	$3,168	$3,047	$3,222

Number of at-need contracts written	8,059	10,665	25,114	33,931
Aggregate at-need contract amount, in thousands	$12,036	$17,633	$36,572	$54,472
Average amount per at-need contract	$1,493	$1,653	$1,456	$1,605

(1)	Net of cancellations. Counts the sale of a double-depth burial lot as the sale of two interment rights.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Cemetery Revenues

Cemetery revenues were $40.0 million in the third quarter of 2008, an increase of $6.9 million, or 20.8%, as compared to $33.1 million in the third quarter of 2007.

Cemetery revenues from pre-need sales, including interest income from pre-need installment contracts and investment income from trusts, were $24.3 million in the third quarter of 2008, an increase of $2.4 million, or 11.3%, as compared to $21.9 million in the third quarter of 2007.

Cemetery revenues from pre-need sales are recognized when the underlying merchandise is delivered or service is performed. Periodic changes in pre-need revenues is not necessarily indicative of changes in either the volume or pricing on pre-need contracts originated during the period but rather changes in the timing of when merchandise is delivered or services are performed.

The following table reconciles the value of actual sales made plus interest income from pre-need installment contracts and investment income from trusts to cemetery revenues for the three months ended September 30, 2007 and 2008:

	Three months ended September 30,
	2007	2008
	(in thousands)
Total sales originated	$18,060	$23,781
Interest income on pre-need sales	1,273	1,442
Investment income from merchandise trusts	2,740	2,140
Investment income from perpetual care trusts	2,720	2,894

Subtotal	24,793	30,257
Increase in deferred revenues on sales	(1,458)	(4,980)
Increase in deferred revenues on merchandise trust investment income	(1,474)	(953)

Pre-need sales	$21,861	$24,324

Total sales originated increased $5.7 million, or 31.7%, to $23.8 million in the third quarter of 2008 from $18.0 million in the third quarter of 2007. Major increases included lots ($1.4 million), grave openings ($1.4 million), markers ($0.8 million), vaults ($0.5 million) and caskets ($0.4 million). All of these increases were primarily related to the December 2007 acquisition of 45 cemeteries from Service Corporation International.

Interest income on pre-need sales increased $0.2 million, or 13.3%, to $1.5 million in the third quarter of 2008 from $1.3 million in the third quarter of 2007. The increase was primarily due to the increased volume of sales and accounts receivable outstanding.

Investment income from the merchandise trust decreased by $0.6 million, or 21.9%, to $2.1 million in the third quarter of 2008 from $2.7 million in the third quarter of 2007. The decrease was primarily due to third quarter 2007 asset sales that resulted in realized gains.

Investment income from the perpetual care trust increased by $0.2 million, or 6.4%, to $2.9 million in the third quarter of 2008 from $2.7 million in the third quarter of 2007. The increase was primarily due to an increase in the cost basis of trust assets.

Cemetery revenues from at-need sales increased $4.6 million, or 42.1%, to $15.5 million in the third quarter of 2008 from $10.9 million in the third quarter of 2007. Major increases included markers and bases ($1.7 million), grave openings and closings ($1.5 million), lots ($.6 million), vaults ($0.3 million) and caskets ($0.4 million). All of these increases were primarily related to the December 2007 acquisition of 45 cemeteries from Service Corporation International.

Other cemetery revenues decreased by $0.1 million, or 39.7%, to $0.2 million in the third quarter of 2008 from $0.3 million in the third quarter of 2007 due to a number of small and insignificant differences.

Costs of Goods Sold

Cost of goods sold was $5.7 million in the third quarter of 2008, an increase of $0.8 million, or 16.7%, as compared to $4.9 million in the third quarter of 2007. As a percentage of cemetery revenues, cost of goods sold was 14.3% in the third quarter of 2008 a decrease of 0.5 points from 14.8% in the third quarter of 2007. The decrease in cost of goods sold as a percentage of cemetery revenue was attributable to a change in product mix delivered during the third quarter of 2008.

Selling Expense

Total selling expense was $8.7 million in the third quarter of 2008, an increase of $1.6 million, or 21.4%, as compared to $7.1 million in the third quarter of 2007. The increase was primarily due to an increase in sales commissions ($0.7 million), other personnel costs ($0.5 million), and a number of smaller changes, which are in turn due to the increase in pre-need sales revenue. Sales commissions as a percentage of pre-need revenues was 13.6% and 12.1% for the three months ended September 30, 2008 and 2007 respectively. The increase was caused by a change in product mix.

Cemetery Expense

Cemetery expense was $10.9 million in the third quarter of 2008, an increase of $3.0 million, or 37.6%, as compared to $7.9 million in the third quarter of 2007. The increase was primarily due to an increase in cemetery personnel related costs ($1.6 million), maintenance and supplies ($0.6 million), utilities ($0.3 million) and fuel costs ($0.2 million), all of which were related to the addition of 45 cemeteries that we acquired in December of 2007.

General and Administrative Expense

General and administrative expense was $5.5 million in the third quarter of 2008, an increase of $1.5 million, or 36.0%, as compared to $4.0 million in the third quarter of 2007. The increase was primarily attributable to an increase in personnel expense ($0.8 million), corporate insurance ($0.2 million) and professional fees ($0.2 million) all of which were related to the December 2007 acquisition of 45 cemeteries.

Funeral Home Revenues and Expenses

Funeral home revenues were $5.8 million in the third quarter of 2008, an increase of $3.5 million, or 155.2%, as compared to $2.3 million in the third quarter of 2007. The primary reason for the increase was an increase in the number of services performed, 1,494 in the third quarter of 2008 compared to 669 in the third quarter of 2007, which was related to the December 2007 acquisition of 30 funeral homes. Funeral home expenses were $4.6 million in the third quarter of 2008, an increase of $2.7 million, or 136.7%, as compared to $1.9 million in the third quarter of 2007 which was related to the December 2007 acquisition of 30 funeral homes.

Corporate Overhead

Corporate overhead was $5.4 million in the third quarter of 2008, a decrease of $0.4 million, or 6.8%, as compared to $5.8 million in the third quarter of 2007. The decrease was primarily related to reduced unit-based compensation costs ($1.2 million) offset by increased compensation costs ($0.4 million) and other small increases.

Depreciation and Amortization

Depreciation and amortization was $1.4 million in the third quarter of 2008. This was a slight increase from $1.1 million in the third quarter of 2007 and was primarily due to the December 2007 acquisition of 45 cemeteries and 30 funeral homes.

Operating profit

Operating profit was $3.6 million in the third quarter of 2008, an increase of $1.1 million, or 43.9%, compared to $2.5 million in the third quarter of 2007. The increase was related to the increase in our recognized revenues ($10.4 million or 22.7%) exceeding our increase in our expense base ($9.3 million or 28.3%).

The increase in revenues and expenses were both primarily attributable to the December 2007 acquisition of 45 cemeteries and 30 funeral homes. As more time passes since this acquisition, we deliver more of the merchandise and perform more of the services contracted for in these properties, thereby triggering the revenue recognition criteria, which in turn lead to improved profit recognition relative to earlier periods when sales were deferred and various incremental expenses were recognized.

Interest Expense

Interest expense was $3.2 million in the third quarter of 2008, an increase of $0.9 million, or 41.5%, as compared to $2.3 million in the third quarter of 2007. The increase was primarily due to an increase in the average amount of outstanding debt outstanding during the period.

Provision (Benefit) for Income Taxes

The provision for income taxes was approximately $0.1 million in both the third quarter of 2008 and 2007, respectively.

Net Income

Net income was $0.3 million during the third quarter of 2008, an increase of $0.3 million, as compared to a very small net loss during the third quarter of 2007. The increase was primarily attributable to the aforementioned $1.1 million increase in operating profit offset by the $0.9 million increase in interest expense, all of which are discussed above.

Segment Discussion

Revenues, operating earnings and earnings before taxes all increased for Cemetery Operations –Southeast and Cemetery Operations-West in the third quarter 2008 compared to the same period last year primarily due to the acquisition of 45 cemeteries in December 2007. Revenues and operating earnings increased while earnings before income taxes decreased for Funeral Homes in the third quarter 2008 compared to the same period last year. The increase in revenues and operating earnings was primarily due to the acquisition of 30 funeral homes in December 2007. The decrease in earnings before taxes was attributable to the fact that the allocation of the entity-wide increase in interest expense allocated to Funeral Homes exceeded the increase in operating earnings. Revenues, operating earnings and earnings before taxes for Cemetery Operations-Northeast decreased in the third quarter of 2008 compared to the same period last year due to a slight decrease in sales and related expenses.

Nine months Ended September 30, 2008 Compared to Nine months Ended September 30, 2007

Cemetery Revenues

Cemetery revenues were $119.5 million for the nine months ended September 30, 2008, an increase of $20.7 million, or 21.0%, as compared to $98.8 million in the same period last year.

Cemetery revenues from pre-need sales, including interest income from pre-need installment contracts and investment income from trusts, were $69.3 million for the nine months ended September 30, 2008, an increase of $4.7 million, or 7.4%, as compared to $64.6 million in the same period last year.

Cemetery revenues from pre-need sales are recognized when the underlying merchandise is delivered or service is performed. Periodic changes in pre-need revenues are not necessarily indicative of changes in either the volume or pricing on pre-need contracts originated during the period but rather changes in the timing of when merchandise is delivered or services are performed.

The following table reconciles the value of actual sales made plus interest income from pre-need installment contracts plus investment income from trusts to cemetery revenues for the nine months ended September 30, 2007 and 2008:

	Nine months ended September 30,
	2007	2008
	(in thousands)
Total sales originated	$55,209	$69,239
Interest income on pre-need sales	3,643	4,346
Investment income from merchandise trusts	10,516	7,837
Investment income from perpetual care trusts	7,371	9,692

Subtotal	76,739	91,114

Increase in deferred revenues on sales	(6,970)	(17,579)
Increase in deferred revenues on merchandise trust investment income	(5,169)	(4,173)

Pre-need sales	$64,600	$69,362

Total sales originated increased $14.0 million, or 25.4%, to $69.2 for the nine months ended September 30, 2008 from $55.2 million in the same period last year. Major increases included lots ($4.2 million), grave openings ($2.9 million), markers ($2.2 million), vaults ($1.2 million) and caskets ($1.0 million). All of these increases were primarily related to the December 2007 acquisition of 45 cemeteries from Service Corporation International.

Interest income on pre-need sales increased $0.7 million, or 19.3%, to $4.3 million for the nine months ended September 30, 2008 from $3.6 million during the same period last year.

Investment income from the merchandise trust decreased by $2.7 million, or 25.5%, to $7.8 million for the nine months ended September 30, 2008 from $10.5 million during the same period last year. The decrease was primarily due to 2007 asset sales that resulted in realized gains.

Investment income from the perpetual care trust increased by $2.3 million, or 31.5%, to $9.7 million for the nine months ended September 30, 2008 from $7.4 million during the same period last year. The increase was primarily due to an increase in the cost basis of trust assets.

Cemetery revenues from at-need sales increased $15.6 million, or 46.8%, to $49.0 million for the nine months ended September 30, 2008 from $33.4 million during the same period last year. Major increases included grave openings and closings ($4.8 million), markers ($4.6 million), lots ($2.4 million), vaults ($1.2 million) and crypts ($0.7 million). All of these increases were primarily related to the December 2007 acquisition of 30 cemeteries from Service Corporation International.

Other cemetery revenues increased by $0.3 million, or 47.4%, to $1.1 million for the nine months ended September 30, 2008 from $0.8 million during the same period last year due to a number of small and immaterial differences.

Costs of Goods Sold

Cost of goods sold was $17.0 million for the nine months ended September 30, 2008, an increase of $2.5 million, or 17.4%, as compared to $14.5 million during the same period last year. As a percentage of cemetery revenues, cost of goods sold was 14.2% for the nine months ended September 30, 2008 compared to 14.7% during the same period last year. The decrease in cost of goods sold as a percentage of cemetery revenue was attributable to the change in product mix delivered in the first nine months of 2008.

Selling Expense

Total selling expense was $25.8 million for the nine months ended September 30, 2008, an increase of $3.9 million, or 18.0%, as compared to $21.9 million during the same period last year. The increase is primarily due to an increase in sales commissions ($2.0 million), other personnel costs ($1.1 million), and advertising ($0.4 million), which are in turn due to the increase in pre-need sales revenue. Sales commissions as a percentage of pre-need revenues was 13.8% and 11.7% for the nine months ended September 30, 2008 and 2007 respectively. The increase was caused by a change in product mix.

Cemetery Expense

Cemetery expense was $31.4 million for the nine months ended September 30, 2008, an increase of $8.8 million, or 38.8%, as compared to $22.6 million for the same period last year. This increase was primarily due to an increase in cemetery personnel related costs ($4.9 million), cemetery maintenance ($1.6 million), utilities ($0.8 million), fuel costs ($0.6 million) and real estate taxes ($0.4 million), all of which were related to the December 2007 acquisition of 45 cemeteries.

General and Administrative Expense

General and administrative expense was $16.0 million for the nine months ended September 30, 2008, an increase of $4.5 million, or 39.7%, as compared to $11.5 million during the same period last year. The increase was primarily attributable to an increase in compensation costs ($2.7 million), corporate insurance ($0.5 million), professional fees ($0.3 million) and various smaller increases all of which were related to the December 2007 acquisition of 45 cemeteries.

Funeral Home Revenues and Expense

Funeral home revenues were $17.6 million for the nine months ended September 30, 2008, an increase of $9.8 million, or 125.6%, as compared to $7.8 million during the same period last year. Funeral home expenses were $14.0 million for the nine months ended September 30, 2008, an increase of $7.9 million, or 129.9%, as compared to $6.1 million for the same period last year. Funeral home pre-tax profit was $3.6 million for the nine months ended September 30, 2008, an increase of $1.9 million, or 110.3%, as compared to $1.7 million during the same period last year. These increases were primarily related to the December 2007 acquisition of 30 funeral homes.

Corporate Overhead

Corporate overhead was $16.4 million for the nine months ended September 30, 2008, an increase of $0.3 million, or 2.4%, as compared to $16.1 million during the same period last year. The increase was primarily attributable to an increase in personnel related costs ($1.2 million), professional fees ($0.8 million) and a number of smaller changes offset by a decrease in unit-based compensation ($2.3 million). The cost increases were primarily due to the December 2007 acquisition of 45 cemeteries and 30 funeral homes.

Depreciation and Amortization

Depreciation and amortization was $3.4 million during the nine months ended September 30, 2008, an increase of $0.5 million, or 17.0%, as compared to $2.9 million during the same period last year. The increase was primarily attributable to the December 2007 acquisition of 45 cemeteries and 30 funeral homes.

Operating profit

Operating profit was $13.1 million for the nine months ended September 30, 2008, an increase of $2.0 million, or 17.8%, compared to $11.1 million during the same period last year. The increase was caused by the increase in our recognized revenues ($30.6 million or 28.7%) exceeding our increase in our expense base ($28.6 million or 29.9%).

The increase in revenues and expenses were both primarily caused by the December 2007 acquisition of 45 cemeteries and 30 funeral homes. As more time passes since this acquisition, we deliver more of the merchandise and perform more of the services contracted for in these properties, thereby triggering the revenue recognition criteria, which in turn lead to improved profit recognition relative to earlier periods when sales were deferred and various incremental expenses were recognized.

Interest Expense

Interest expense was $9.5 million for the nine months ended September 30, 2008, an increase of $3.1 million, or 47.8%, compared to $6.4 million during the same period last year. The increase was primarily due to an increase in the average amount of outstanding debt outstanding during the period.

Provision (Benefit) for Income Taxes

The provision for income taxes was $0.6 million for the nine months ended September 30, 2008, virtually unchanged from the $0.5 million during same period last year.

Net Income (Loss)

Net income was $3.0 million for the nine months ended September 30, 2008, a decrease of $1.0 million, or 24.5%, compared $4.0 during the same period last year. The decrease was primarily attributable to the aforementioned $3.1 million increase in interest expense, offset by the $2.0 million increase in operating profit, each of which is discussed above.

Segment Discussion

Revenues, operating earnings and earnings before taxes all increased for Cemetery Operations –Southeast, Cemetery Operations-West and Funeral Homes during the nine months ended September 30, 2008 compared to the same period last year primarily due to the acquisition of 45 cemeteries and 30 funeral homes in December 2007. Revenues, operating earnings and earnings before taxes for Cemetery Operations-Northeast decreased in the nine months ended September 30, 2008 compared to the same period last year due to a slight decrease in sales and related expenses.

Liquidity and Capital Resources

Overview

Our Series A Notes mature and become due in September of 2009. Accordingly, the principal amount of this debt ($80 million) is classified as a current liability in our financial statements. We have been working with our lenders on refinancing this debt since 2007 and have made significant progress towards this goal. Although there is no assurance, we expect final resolution during the second quarter of 2009.

Our primary short-term liquidity needs are to fund general working capital requirements, service our debt and to make routine maintenance capital improvements. Longer term, we will need additional liquidity to repay our Series A notes, fund acquisitions of cemetery properties and to construct mausoleum and lawn crypts on the grounds of our cemetery properties. We may also construct funeral homes on the grounds of cemetery properties that we acquire in the future.

Our primary sources of liquidity are cash flow from operations and amounts available under our credit facilities as described below. We have the ability to increase our liquidity either through long-term bank borrowings and the issuance of additional common units and other partnership securities, including debt, subject to the restrictions in our credit facility and under our senior secured notes.

We believe that cash generated from operations and our borrowing capacity under our Credit Agreement, which is discussed below, will be sufficient to meet our working capital and debt services requirements as well as our anticipated capital expenditures for the foreseeable future.

One of our goals is to grow through the acquisition of high-quality cemetery properties. Since our initial public offering on September 20, 2004 and through December 31, 2006, we acquired 45 cemeteries and 20 funeral homes for an aggregate purchase price of $60.4 million for which, we paid $48.6 million in cash and 555,998 in StoneMor common units, representing the additional $11.8 million. On December 21, 2007, we acquired 45 cemeteries and 30 funeral homes from Service Corporation International (NYSE: SCI) for $68.0 million in cash. We acquired two additional cemeteries during 2007 with an aggregate purchase price of $2.4 million. We acquired a single cemetery in the first quarter of 2008 with an aggregate purchase price of $1.2 million and six cemeteries and two funeral homes in the third quarter of 2008 with an aggregate purchase price of approximately $1.3 million.

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

Cash Flow from Operating Activities.

Cash flows provided by operating activities were $19.1 million for the nine months ended September 30, 2008, an increase of $4.3 million, or 29.2%, compared to $14.8 million during the same period last year.

Cash flows from operations during the nine months ended September 30, 2008 and 2007 ($19.1 million and $14.8 million, respectively) significantly outpaced our net income ($3.0 million and $4.0 million, respectively) during the same periods. This is in large part attributable to the fact that various cash inflows for payments of amounts due under pre-need sales contracts were not as of yet recognized as revenues as we had not as of yet met the delivery criteria for revenue recognition. Although there is no assurance, we expect that the trend of operating cash flows outpacing net income will continue into the foreseeable future.

Cash Flow from Investing Activities

Net cash used in investing activities was $11.3 million during the nine months ended September 30, 2008, an increase of $4.6 million, or 67.8%, compared to $6.6 million during the same period last year. Cash flows used for investing activities during the nine months ended September 30, 2008 were primarily utilized for acquisitions made in the first and third quarters and for capital expenditures related to our new corporate headquarters located in Levittown, Pennsylvania.

Cash Flow from Financing Activities

Net cash used in financing activities was $8.3 million during the nine months ended September 30, 2008, an increase of $3.6 million, or 74.2%, compared to $4.7 million during the same period last year. The increase in financing activities was related to the increase in the partner distribution ($4.9 million) offset by a slight reduction in amounts borrowed.

Long-term Debt

Acquisition Credit Facility and Revolving Credit Facility

On August 15, 2007, certain of our subsidiaries, (collectively, the “Borrowers”) entered into the Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. (“Bank of America”), other lenders, and Banc of America Securities LLC (collectively, the “Lenders”). Capitalized terms which are not defined in this Quarterly report on form 10-Q shall have the same meaning assigned to such terms in the Credit Agreement.

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

The Borrowers’ obligations under the Revolving Credit Facility are secured by a first priority lien and security interest in specified receivable rights, whether then owned or thereafter acquired, of the Borrowers and the Guarantors, and by a second priority lien and security interest in substantially all assets other than those receivable rights of the Borrowers and Guarantors, excluding trust accounts and certain proceeds required by law to be placed into such trust accounts and funds held in trust accounts, StoneMor GP’s general partner interest in us and StoneMor GP’s incentive distribution rights under our partnership agreement. The specified receivable rights include all accounts and other rights to payment arising under customer contracts or agreements or management agreements, and all inventory, general intangibles and other rights reasonably related to the collection and performance of these accounts and rights to payment.

The Borrowers’ obligations under the Acquisition Credit Facility are secured by a first priority lien and security interest in substantially all assets, whether then owned or thereafter acquired, other than specified receivable rights of the Borrowers and the Guarantors, excluding trust accounts and certain proceeds required by law to be placed into such trust accounts and funds held in trust accounts, StoneMor GP’s general partner interest in us and StoneMor GP’s incentive distribution rights under our partnership agreement, and a secondary priority lien and security interest in those specified receivable rights. These assets secure the Acquisition Credit Facility and the senior secured notes described below. The priority of the liens and security interests securing the Acquisition Credit Facility is pari passu with the liens and security interests securing the senior secured notes described below.

The agreements governing the Revolving Credit Facility, the Acquisition Credit Facility and the senior secured notes contain restrictive covenants that, among other things, prohibit distributions upon defined events of default, restrict investments and sales of assets and require us to maintain certain financial covenants, including specified financial ratios. As September 30, 2008, we were in compliance with all debt covenants.

As of September 30, 2008, we had $23.4 million outstanding under the Credit Agreement.

Senior Secured Notes

On August 15, 2007, we entered into, along with certain of our subsidiaries, (collectively, the “Issuers”) the Amended and Restated Note Purchase Agreement (the “Note Purchase Agreement”) with Prudential Investment Management Inc., The Prudential Insurance Company of America, Prudential Retirement Insurance and Annuity Company, certain Affiliates of Prudential Investment Management Inc., iStar Financial Inc., SFT I, Inc., and certain Affiliates of iStar Financial Inc. (collectively, the “Note Purchasers”). Capitalized terms which are not defined in this Quarterly report on form 10-Q shall have the same meaning assigned to such terms in the Note Purchase Agreement.

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

The Note Purchase Agreement contains restrictive covenants that, among other things, prohibit distributions upon defined events of default, restrict investments and sales of assets and require us to maintain certain financial covenants, including specified financial ratios. As of September 30, 2008, we were in compliance with all such covenants.

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

Capital Expenditures

The following table summarizes total maintenance capital expenditures and expansion capital expenditures, including for the construction of mausoleums and for acquisitions, for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
	(In thousand’s)
Maintenance capital expenditures	$3,303	$3,576	$1,223	$3,713
Expansion capital expenditures	251	783	5,500	7,571

Total capital expenditures	$3,554	$4,359	$6,723	$11,284

Pursuant to our partnership agreement, in connection with determining operating cash flows available for distribution, costs to construct mausoleum crypts and lawn crypts may be considered to be a combination of maintenance capital expenditures and expansion capital expenditures depending on the purposes for construction. Our general partner, with the concurrence of its conflicts committee, has the discretion to determine how to allocate a capital expenditure for the construction of a mausoleum crypt or a lawn crypt between maintenance capital expenditures and expansion capital expenditures. In addition, maintenance capital expenditures for the construction of a mausoleum crypt or a lawn crypt are not subtracted from operating surplus in the quarter incurred but rather is subtracted from operating surplus ratably during the estimated number of years it will take to sell all of the available spaces in the mausoleum or lawn crypt. Estimated life is determined by our general partner, with the concurrence of its conflicts committee.

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

Interest-bearing Investments

Our fixed-income securities subject to market risk consist primarily of investments in our merchandise trusts and perpetual care trusts. As of September 30, 2008, the fair value of fixed-income securities in our merchandise trusts represented 12.8% of the fair value of total trust assets while the fair value of fixed-income securities in our perpetual care trusts represented 18.2% of the fair value of total trust assets. The aggregate quoted fair value of these fixed-income securities was $24.5 million and $32.0 million in merchandise trusts and perpetual care trusts, respectively, as of September 30, 2008. Each 1% change in interest rates on these fixed-income securities would result in changes of approximately $245,000 and $320,000 in the fair market value of the assets in our merchandise trusts and perpetual care trusts, respectively, based on discounted expected future cash flows. If these securities are held to maturity, no change in fair market value will be realized.

Our money market and other short-term investments subject to market risk consist primarily of investments in our merchandise trusts and perpetual care trusts. As of September 30, 2008, the fair value of money market and short-term investments in our merchandise trusts represented 10.9% of the fair value of total trust assets while the fair value of fixed-income securities in our perpetual care trusts represented 10.7% of the fair value of total trust assets. The aggregate quoted fair value of these fixed-income securities was $20.8 million and $18.9 million in merchandise trusts and perpetual care trusts, respectively, as of September 30, 2008. Each 1% change in interest rates on these fixed-income securities would result in changes of approximately $208,000 and $178,000 in the fair market value of the assets in our merchandise trusts and perpetual care trusts, respectively.

Marketable Equity Securities

Our marketable equity securities subject to market risk consist primarily of investments held in our merchandise trusts and perpetual care trusts. As of September 30, 2008, the fair value of marketable equity securities in our merchandise trusts represented 76.3% of the fair value of total trust assets while the fair value of marketable equity securities in our perpetual care trusts represented 71.1% of total trust assets. The aggregate quoted fair market value of these marketable equity securities was $145.7 million and $125.2 million in merchandise trusts and perpetual care trusts, respectively, as of September 30, 2008, based on final quoted sales prices. Each 10% change in the average market prices of the equity securities would result in a change of approximately $14.6 million and $12.5 million in the fair market value of securities held in merchandise trusts and perpetual care trusts, respectively.

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

Debt Instruments

Our Acquisition Credit Facility and Revolving Credit Facility bear interest at a floating rate, based on LIBOR, which is adjusted quarterly. These credit facilities will subject us to increases in interest expense resulting from movements in interest rates. As of September 30, 2008, we had outstanding borrowings of $7.9 million under our Acquisition Credit Facility and $15.5 million under our Revolving Credit Facility.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon, and as of the date of this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information the Company is required to disclose in its reports under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

The risks described in that Annual Report on Form 10-K for the fiscal year ended December 31, 2007 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

STONEMOR PARTNERS L.P. By: StoneMor GP LLC its general partner

November 10, 2008	/s/ Lawrence Miller
Lawrence Miller Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

November 10, 2008	/s/ William R. Shane
William R. Shane Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of William R. Shane, Executive Vice President and Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith)

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of William R. Shane, Executive Vice President and Chief Financial Officer (furnished herewith)