Form 10-K
period 2008-12-31
STONEMOR PARTNERS LP
filed 2009-03-31
CIK 1286131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO                     .

Commission File Number: 000-50910

STONEMOR PARTNERS L.P.

(Exact name of registrant as specified in its charter)

Delaware	80-0103159
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
311 Veterans Highway, Suite B Levittown, Pennsylvania	19056
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (215) 826-2800

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of Exchange on Which Registered
Common Units	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer”, “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒     Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common units held by non-affiliates of the registrant was approximately $131.3 million as of June 30, 2008 based on $17.48 per unit, the closing price of the common units as reported on the NASDAQ Global Market on that date.1

The number of the registrant’s outstanding common units at March 16, 2009 was 9,681,319.

Documents incorporated by reference: None

[1]

The aggregate market value of the common units set forth above equals the number of the registrant’s common units outstanding, reduced by the number of common units held by executive officers, directors and persons owning 10% or more of the registrant’s common units, multiplied by the last reported sale price for the registrant’s common units on June 30, 2008, the last day of the registrant’s most recently completed second fiscal quarter. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from this figure is an affiliate of the registrant or that any person whose holdings are included in this figure is not an affiliate of the registrant and any such admission is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

FORM 10-K OF STONEMOR PARTNERS, L.P.

Item 1.	Business

Overview

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

We are the second largest owner and operator of cemeteries in the United States. As of December 31, 2008, we operated 232 cemeteries in 25 states and Puerto Rico, located primarily in the eastern United States. We own 218 of these cemeteries, and we operate the remaining 14 under long-term management agreements with the non-profit cemetery corporations that own the cemeteries. The cemetery products and services that we sell are:

Interment Rights	Merchandise	Services
• burial lots • lawn crypts • mausoleum crypts • cremation niches • perpetual care rights	• burial vaults • caskets • grave markers and grave marker bases • memorials	• installation of burial vaults • installation of caskets • installation of other cemetery merchandise

We sell these products and services both at the time of death, which we refer to as at-need, and prior to the time of death, which we refer to as pre-need. Whenever possible, we sell burial lots with pre-installed vaults. Our sales of real property, including burial lots (with and without installed vaults), lawn and mausoleum crypts and cremation niches, generate qualifying income sufficient for us to be treated as a partnership for federal income tax purposes. In 2008, we performed 38,863 burials and sold 25,297 interment rights (net of cancellations). Based on our sales of interment spaces in 2008, our cemeteries have an aggregated weighted average remaining sales life of 225 years.

Our cemetery properties are located in Alabama, Colorado, Delaware, Georgia, Illinois, Kentucky, Kansas, Maryland, Michigan, Missouri, North Carolina, New Jersey, Ohio, Oregon, Pennsylvania, Rhode Island, Tennessee, Virginia, West Virginia, Washington, Iowa, Hawaii, South Carolina, Puerto Rico, Indiana, and California. One cemetery in Hawaii that we acquired in December 2007, pursuant to the Transition Agreement discussed below in “Acquisition”, is still awaiting regulatory approval and has not yet been conveyed to us. Our cemetery operations accounted for approximately 94.7%, 92.6% and 86.9% of our revenues in 2006, 2007 and 2008 respectively.

We also own and operate 60 funeral homes in Alabama, Arkansas, Illinois, Florida, Kansas, Maryland, Missouri, Ohio, Oregon, Pennsylvania, Tennessee, Virginia, West Virginia, Washington, South Carolina, Puerto Rico, and California. Twenty six of our 60 funeral homes are located on the grounds of cemeteries that we own. Our funeral home revenues accounted for approximately 5.3%, 7.4% and 13.1% of our revenues in 2006, 2007 and 2008 respectively.

Operations

Segment Reporting and Related Information.    In conjunction with our September 2006 acquisition of 21 cemeteries and 14 funeral homes from Service Corporation International and as part of ongoing strategic planning and ongoing marketing studies of our potential customers, in the third quarter of 2007 we reorganized and disaggregated our single reportable segment into five distinct reportable segments which are classified as Cemetery Operations—Southeast, Cemetery Operations—Northeast, Cemetery Operations—West, Funeral Homes, and Corporate.

We have chosen this level of reorganization and disaggregation of reportable segments due to the fact that a) each reportable segment has unique characteristics that set it apart from other segments; b) we have organized our management personnel at these operational levels; c) and it is the level at which our chief decision makers and other senior management evaluate performance.

Our Funeral Homes segment offers a range of funeral-related services such as family consultation, the removal of and preparation of remains and the use of funeral home facilities for visitation. These services are distinctly different than the cemetery merchandise and services sold and provided by the Cemetery Operations segments.

Our Cemetery Operations segments sell interment rights, caskets, burial vaults, cremation niches, markers and other cemetery related merchandise. The nature of our customers differs in each of our regionally based Cemetery Operations segments. Cremation rates in the West region are substantially higher than they are in the Southeast region. Rates in the Northeast region tend to be somewhere between the two. Statistics indicate that customers who select cremation services have certain attributes that differ from customers who select other methods of interment. The disaggregation of cemetery operations into the three distinct regional segments is primarily due to these differences in customer attributes along with the previously mentioned management structure and senior management analysis methodologies.

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

Funeral Home Operations.    We own and operate 60 funeral homes, 26 of which are located on the grounds of cemetery properties that we own. Our funeral homes offer a range of services to meet a family’s funeral needs, including family consultation, the removal and preparation of remains, provision of caskets and related funeral merchandise, the use of funeral home facilities for visitation, worship and funeral services and transportation services. Funeral home operations primarily generate revenues from at-need sales, for which there is a smaller potential customer base than pre-need sales, and have low barriers to entry by competitors. By focusing primarily on cemeteries and deriving significant revenues from pre-need sales, we minimize our exposure to these types of challenges.

We purchase caskets from Thacker Caskets, Inc. under a supply agreement that expires on December 31, 2015. This agreement entitles us to specified discounts on the price of caskets but gives Thacker Caskets, Inc. the right of first refusal on all of our casket purchases. We do not have minimum purchase requirements under this supply agreement.

Cremation Products and Services.    We operate crematories on nine of our cemeteries or funeral homes, but our primary cremation operations are sales of receptacles for cremains, such as urns, and the inurnment of cremains in niches or scattering gardens. While cremation products and services usually cost less than traditional burial products and services, they yield higher margins on a percentage basis and take up less space than burials. We sell cremation products and services on both a pre-need and at-need basis.

Seasonality.    The death care business is relatively stable and predictable. Although we experience seasonal increases in deaths due to extreme weather conditions and winter flu, these increases have not historically had any significant impact on our results of operations. In addition, we perform fewer initial openings and closings in the winter when the ground is frozen.

Sales Contracts

Pre-need products and services are typically sold on an installment basis. At-need products and services are generally required to be paid for in full in cash by the customer at the time of sale. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cemetery Operations—Pre-need Sales” and “—At-need Sales.”

Trusts

Sales of cemetery products and services are subject to a variety of state regulations. In accordance with these regulations, we are required to establish and fund two types of trusts, merchandise trusts and perpetual care trusts, to ensure that we can meet our future obligations. Our funding obligations are generally equal to a percentage of sales proceeds of the products and services we sell. For a detailed discussion of these trusts, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Trusting.”

Sales Personnel, Training and Marketing

As of December 31, 2008, we employed approximately 774 commissioned salespeople and 84 sales support and telemarketing employees. We have seven regional sales managers covering our cemeteries, who report to our Senior Vice President of Sales. Individual salespersons are typically located at the cemeteries they serve and report directly to the cemetery manager. We have made a strong commitment to the ongoing education and training of our sales force and to salesperson retention in order to ensure that our customers receive the highest quality customer service. Our training program includes classroom training at our headquarters, field training, continuously updated training materials that utilize media, such as the Internet, for interactive training and participation in industry seminars. We place special emphasis on training property sales managers, who are key elements to a successful pre-need sales program.

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

Acquisitions

2007

On December 21, 2007 we entered into the Asset Purchase and Sale Agreement with Service Corporation International (NYSE: SCI) and certain other entities, pursuant to which we agreed to acquire or manage, as applicable, 45 cemeteries and 30 funeral homes, except for the conveyance of one cemetery in Hawaii, the acquisition of which is subject to state regulatory approval. Pending the conveyance of this location, we entered into a Transition Agreement with SCI (the “Transition Agreement”) pursuant to which SCI will continue to operate, for our benefit, any elements of the business for which regulatory approval to transfer ownership has not been obtained. Under the Transition Agreement, we are obligated to reimburse SCI for all costs incurred by SCI while operating this location for our benefit. We paid $68.0 million in cash for this transaction with SCI and assumed the merchandise and service liabilities associated with certain pre-arranged contracts related to the properties.

The properties are located in Alabama (2 cemeteries and 2 funeral homes), Arkansas (2 funeral homes), California (7 cemeteries and 10 funeral homes), Florida (1 funeral home), Hawaii (1 cemetery), Iowa (1 cemetery), Illinois (5 cemeteries and 2 funeral homes), Indiana (5 cemeteries), Kentucky (1 cemetery), Missouri (2 cemeteries and 1 funeral home), North Carolina (3 cemeteries), Ohio (7 cemeteries and 1 funeral home), Oregon (2 cemeteries and 3 funeral homes), South Carolina (2 cemeteries and 2 funeral homes), Tennessee (3 cemeteries and 4 funeral homes), Washington (2 cemeteries), West Virginia (1 funeral home), and Puerto Rico (2 cemeteries and 1 funeral home).

We acquired two additional cemeteries during the third quarter of 2007 with an aggregate purchase price of approximately $2.4 million.

2008

We made four acquisitions in 2008. The first acquisition took place during the first quarter of the year and consisted of a single cemetery (the “First Quarter Acquisition”). The second acquisition took place in the third quarter of the year and consisted of six cemeteries and two funeral homes (the “Third Quarter Acquisition”) and the third and fourth acquisitions took place in the fourth quarter of the year and consisted of two cemeteries and one funeral home (the “Fourth Quarter Acquisition”).

The results of the operations of the acquired properties have been included in the respective consolidated financial statements since the date of acquisition and are not material to the results of operations.

We paid $600,000 in cash and $500,000 in common units representing limited partner interests to the sellers for the First Quarter Acquisition. Including the acquisition transaction costs, the transaction was valued at $1.2 million for accounting purposes.

We paid approximately $800,000 in cash to the sellers for the Third Quarter Acquisition. Including the acquisition transaction costs, the transaction was valued at $1.4 million for accounting purposes.

We paid approximately $1.6 million in cash to the sellers for the Fourth Quarter Acquisition. Including the acquisition transaction costs, the transaction was valued at $1.8 million for accounting purposes.

Competition

Our cemeteries and funeral homes generally serve customers that live within a 10- to 15-mile radius of a property’s location. Within this localized area, we face competition from other cemeteries and funeral homes located in the area. Most of these cemeteries and funeral homes are independently owned and operated, and most of these owners and operators are smaller than we are and have fewer resources than we do. We generally face limited competition from the three publicly held death care companies that have U.S. operations—Service Corporation International, Stewart Enterprises, Inc. and Carriage Services, Inc.—as they do not directly operate cemeteries in the same local geographic areas where we operate.

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

We believe that we currently face limited competition for cemetery acquisitions. The three publicly held death care companies identified above have historically been the industry’s primary consolidators but have largely curtailed cemetery acquisition activity since 1999. Furthermore, these companies continue to generate a majority of their revenues from funeral home operations. Based on the relative levels of cemetery operations and funeral home operations of the three publicly traded death care companies, which are disclosed in their SEC filings, we believe that we are the only public death care company that focuses a significant portion of their efforts on cemetery operations.

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

Trusting.    Sales of cemetery interment rights and pre-need sales of cemetery and funeral home merchandise and services are subject to trusting requirements imposed by state laws in all of the states where we operate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Trusting.”

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

Do Not Call Implementation Act.    We are subject to the requirements of two federal statutes governing telemarketing practices, the Telephone Consumer Protection Act, or TCPA, and the Telemarketing and Consumer Fraud and Abuse Prevention Act, or TCFAPA. These statutes impose significant penalties on those who fail to comply with their mandates. The Federal Communications Commission, or FCC, is the federal agency with authority to enforce the TCPA, and the Federal Trade Commission, or FTC, has jurisdiction under the TCFAPA. The FTC has established and implemented a national no-call registry under the TCFAPA. The legislation also establishes a private right of action for consumers against telemarketing entities under certain circumstances. The FCC has adopted regulations that mirror the no-call registry legislation. Primarily as a result of implementation of the do not call legislation, the percentage of our pre-need sales generated from telemarketing leads has decreased from 24% in 1999 to 10% in 2008. We are also subject to similar telemarketing consumer protection laws in the states of Alabama, Arkansas, California, Colorado, Delaware, Georgia, Hawaii, Illinois, Indiana, Kansas, Kentucky, Maryland, Michigan, Missouri, New Jersey, North Carolina, Ohio, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Virginia, Washington, West Virginia and Puerto Rico. These states’ statutes permit consumers to prevent unwanted telephone solicitations.

Occupational Safety and Health Act and Environmental Law Requirements.    We are subject to the requirements of the federal Occupational Safety and Health Act, or OSHA, and comparable state statutes. The OSHA hazard communication standard, the Emergency Planning and Community Right-to-Know Act; or “EPCRA”, and similar state statutes require us to report information about hazardous materials used or produced in our operations to state, federal and local authorities. We may also be subject to Tier 1 or Tier 2 Emergency and Hazardous Chemical Inventory reporting requirements under EPCRA depending on the amounts of hazardous materials maintained on-site. We are also subject to the federal Americans with Disabilities Act and similar laws which, among other things, may require that we modify our facilities to comply with minimum accessibility requirements for disabled persons.

Federal Trade Commission.    Our funeral home operations are comprehensively regulated by the FTC under Section 5 of the Federal Trade Commission Act and a trade regulation rule for the funeral industry promulgated thereunder referred to as the “Funeral Rule.” The Funeral Rule requires funeral service providers to disclose the prices for their goods and services as soon as the subject of price arises in a discussion with a potential customer (this entails presenting an itemized price list, referred to as the General Price List, if the consultation is in person, and readily answering all price-related questions posed over the telephone), and to offer their goods and services on an unbundled basis. Through these regulations, the FTC sought to give consumers the ability to compare prices among funeral service providers and to avoid buying packages containing goods or services that they did not want. The unbundling of goods from services has also opened the way for third-party, discount casket sellers to enter the market, although they currently do not possess substantial market share.

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

Environmental Regulations and Liabilities

Our operations are subject to federal, state and local regulations in three principal areas: (1) crematories for emissions to air that may trigger requirements under the Clean Air Act, (2) funeral homes for the handling of hazardous materials and medical wastes and (3) cemeteries and funeral homes for the management of solid waste, underground and above-ground storage tanks and discharges to wastewater treatment systems and/ or septic systems.

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

Emergency Planning and Community Right-to-Know Act.    As noted above, federal, state and local regulations apply to the use of hazardous materials at our funeral homes. Depending on the types and quantities of materials we handle at any particular location, we may be required to maintain and submit to authorities’ inventories of these materials present at that location and reports in compliance with EPCRA or similar state statutes.

Comprehensive Environmental Response, Compensation, and Liability Act.    The Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA, and similar state laws affect our cemetery and funeral home operations by, among other things, imposing remediation obligations for threatened or actual releases of hazardous substances that may endanger public health or welfare or the environment. Under CERCLA and similar state laws, strict joint and several liability may be imposed on waste generators, site owners and operators, and others regardless of fault or the legality of the original disposal activity. Our operations include the use of some materials that may meet the definition of “hazardous substances” under CERCLA or state laws and thus may give rise to liability if released to the environment through a spill or discharge. Should we acquire new properties with pre-existing conditions triggering CERCLA or similar state liability, we may become liable for responding to those conditions under CERCLA or similar state laws. We may become involved in proceedings, litigation or investigations at one or more sites where releases of hazardous substances have occurred, and we cannot assure you that the associated costs and potential liabilities would not be material.

Underground and Aboveground Storage Tank Laws and Solid Waste Laws.    Federal and state laws regulate the installation, removal, operations and closure of underground storage tanks, or USTs and above-ground storage tanks, or ASTs, which are located at some of our facilities as well as the management and disposal of solid waste. Most of the USTs and ASTs contain petroleum for heating our buildings or are used for vehicle maintenance, or general operations. Depending upon the age and integrity of the USTs and ASTs, they may require upgrades, removal and/or closure, and remediation may be required if there has been a discharge or release of petroleum into the environment. All of the aforementioned activities may require us to incur capital costs and expenses to ensure continued compliance with environmental requirements. Should we acquire properties with existing USTs and ASTs that are not in compliance with environmental requirements, we may become liable for responding to releases to the environment or for costs associated with upgrades, removal and/or closure costs, and we can not assure you that the costs or liabilities will not be material in that event. Solid wastes have been disposed of at some of our cemeteries, both lawfully and unlawfully. Prior to acquiring a cemetery, an environmental site assessment is usually conducted to determine, among other conditions, if a solid waste disposal area or landfill exists on the parcel which requires removal, cleaning or management. Depending upon the existence of any such solid waste disposal areas, we may be required by the applicable regulatory authority to remove the waste or to conduct remediation and we cannot assure you that the costs or liabilities will not be material in that event.

Employees

As of December 31, 2008, our general partner and its affiliates employed approximately 2,255 full-time and approximately 52 part-time employees. A total of six full time employees at one of our cemeteries located in New Jersey are represented by a union and are subject to collective bargaining agreements that expire in December 2009 and June 2011. Twenty three employees at 12 of our cemeteries located in Pennsylvania are represented by four different unions and are subject to collective bargaining agreements that expire between April 2009 and June 2010. Three employees at three of our cemeteries located in Illinois are represented by three different unions and are subject to collective bargaining agreements that expire in November 2009. An additional 13 employees at one of our locations in California are represented by one union and are subject to a collective bargaining agreement that expires in January 2010. We believe that our relationship with our employees is good.

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

Financial Information

Information for each of our segments is presented in Part II—Item 8 “—Financial Statements and Supplementary Data” in this report.

Item 1A.	Risk Factors

Risk Factors Related to Our Business

Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the risks set forth below. The risks described below should not be considered comprehensive and all-inclusive. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations, financial condition and results of operations. If any events occur that give rise to the following risks, our business, financial condition or results of operations could be materially and adversely impacted. These risk factors should be read in conjunction with other information set forth in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes. Many such factors are beyond our ability to control or predict. Investors are cautioned not to put undue reliance on forward-looking statements.

Although we expect to be able to repay our Series A Notes maturing on September 20, 2009, there can be no guarantee that our bank financing commitments will be closed.

Our Series A Notes mature and become due on September 20, 2009. We have entered into commitment letters with certain of our existing lenders and certain new lenders to increase our credit facility and intend to use the proceeds therefrom to repay the Series A Notes when such notes becomes due. The commitment letters include a number of customary conditions, including a requirement for certain modifications to our agreements with the holders of the Series A Notes. Although we fully expect that these conditions will be satisfied or waived, there can be no guarantee. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Series A Notes.” Our inability to repay or refinance the Series A Notes may, among other remedies, limit our ability to pay distributions or result in our obligations under our Series B Notes, Series C Notes and our credit facility becoming accelerated and immediately due and payable under certain cross default provisions, which would have a material adverse effect on our financial condition, results of operations and liquidity.

Current economic conditions may result in a decrease in cemetery merchandise and services revenues.

During the months of November and December, we experienced a reduction in the value of contracts written for pre-need cemetery merchandise and services, which we believed resulted from the current economic downturn. While this trend seems to have reversed itself in January through March 2009, we can not assure you that the current economic downturn will not have a negative effect on future revenues from pre-need cemetery merchandise and services.

In addition, while we have not as of yet noticed any trend towards reduced purchases of at-need or funeral home merchandise or services, it is also possible that the current economic downturn might lead to such and accordingly we can not assure that the value of at-need and funeral home merchandise and services sold will not decline due to the current economic downturn.

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

The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from operations, which fluctuates from quarter to quarter based on, among other things:

•	the volume of our sales;

•	the prices at which we sell our products and services; and

•	the level of our operating and general and administrative costs.

In addition, the actual amount of cash we will have available for distribution will depend on other factors, such as working capital borrowings, capital expenditures and funding requirements for trusts and our ability to withdraw amounts from trusts.

If we do not generate sufficient cash to pay the minimum quarterly distribution on the common units or the subordinated units, the market price of the common units may decline materially. We expect that we will need working capital borrowings of approximately $10.8 million during the twelve-month period ending December 31, 2009 in order to have sufficient operating surplus to pay the full minimum quarterly distributions on all of our common units and subordinated units for that period, although the actual amount of working capital borrowings could be materially more or less. These working capital borrowings enable us to finance the build up in our accounts receivables, and to construct mausoleums and purchase products for our pre-need sales in advance of the time of need which, in turn, allows us to generate available cash for operating surplus over time by accessing the funds held in trust for the products purchased.

Our indebtedness limits cash flow available for our operations and for distribution to our partners.

As of December 31, 2008, we had $160.9 million in debt. Leverage makes us more vulnerable to economic downturns. Because we are obligated to dedicate a portion of our cash flow to service our debt obligations, our cash flow available for operations and for distribution to our partners will be reduced. The amount of indebtedness we have could limit our flexibility in planning for, or reacting to, changes in the markets in which we compete, limit our ability to obtain additional financing, if necessary, for working capital expenditures, acquisitions or other purposes, and require us to dedicate more cash flow to service our debt than we desire. Our ability to satisfy our indebtedness as required by the terms of our debt will be dependent on, among other things, the successful execution of our long-term strategic plan. Subject to limitations in our credit facility and under our senior secured notes, we may incur additional debt in the future, for acquisitions or otherwise, and servicing this debt could further limit our cash flow.

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

Furthermore, our credit facility contains covenants requiring us to maintain certain financial ratios and tests. Our ability to comply with the covenants and restrictions contained in our credit facility may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If market or other economic conditions continue to deteriorate, our ability to comply with these covenants may be impaired (see “Long-term Debt” on page 62). If we violate any of the restrictions, covenants, ratios or tests in our credit facility, the lenders will be able to accelerate the maturity of all borrowings under the credit facility and demand repayment of amounts outstanding, our lenders’ commitment to make further loans to us may terminate, and we will be prohibited from declaring dividends or making any distributions. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. Any subsequent replacement of our credit facility or any new indebtedness could have similar or greater restrictions.

Adverse conditions in the financial markets has reduced the principal and may reduce the earnings of the investments held in merchandise and perpetual care trusts and adversely affect our revenues and cash flow.

A substantial portion of our revenues is generated from investment returns that we realize from merchandise and perpetual care trusts. The recent decline in the equity market has significantly reduced the fair value of the assets held in these trusts. Future cash flows could be negatively impacted if we are forced to liquidate assets that are in impaired positions.

We invest primarily for current income. We rely on the interest and dividends paid by the assets in our trusts to provide both revenue and cash flow. Interest income from fixed-income securities is particularly susceptible to changes in interest rates and declines in credit worthiness while dividends from equity securities are susceptible to the issuer’s ability to make such payments.

Any decline in the interest rate environment or the credit worthiness of our debt issuers or any suspension or reduction of dividends could have a material adverse effect on our financial condition and results of operations.

In addition, any significant or sustained unrealized investment losses could result in merchandise trusts having insufficient funds to cover our cost of delivering products and services, or in perpetual care trusts offsetting less of our cemetery maintenance costs. In either case, we would be required to use our operating cash to deliver those products and perform those services, which could decrease our cash available for distribution.

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

A primary component of our business strategy has been to grow through acquisitions of cemeteries and, to a lesser extent, funeral homes. We have temporarily curtailed our acquisition strategy. If we use our expanded credit facility to repay our Series A Notes when they become due in September 2009, we will need to raise money from other sources in order to make additional acquisitions. This may be difficult in the current economic climate. This may make it more difficult for us to make acquisitions.

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

We and other death care companies that focus on traditional methods of interment face competition from the increasing number of cremations in the United States. Industry studies indicate that the percentage of cremations has steadily increased and that cremations will represent approximately 39% of the United States death care market by the year 2010. Because the products and services associated with a cremation, such as niches and urns, produce lower revenues than the products and services associated with a traditional interment, a continuing trend toward cremations may reduce our revenues and, therefore, our cash available for distribution.

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

In 2006, we restated previously issued financial statements and recorded material audit adjustments necessary to present the 2005 and third quarter 2006 financial statements in accordance with generally accepted accounting principles. The restatement related to our failure to recognize revenue at the time pre-need burial vaults were installed. Specifically, revenue should be recognized once vaults are installed, and management did not have controls in place to ensure that such revenue was recognized once the vault had been installed.

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

As of December 31, 2008, CFSI LLC owned an aggregate 18.0% limited partner interest in us and owned all of the Class A units of our general partner. Conflicts of interest may arise between CFSI LLC and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of the unitholders. These conflicts include, among others, the following situations:

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

•	the relative voting strength of each previously outstanding unit may be diminished; and

•	the market price of the common units may decline; and

•	the ratio of taxable income to distributions may increase.

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

The use of the net operating losses by our corporate subsidiaries may be limited if the ownership of our units changes such that our corporate subsidiaries are deemed to have an “ownership change” under applicable provisions of the Internal Revenue Code. In general, an ownership change will occur if the percentage of our units, based on the value of the units, owned by certain unitholders or groups of unitholders increases by more than fifty percentage points during a three-year period. For this purpose, the unitholders who acquired interests in us pursuant to our initial public offering will be treated as a single group, as will those persons who acquire units in any subsequent offering we may make. The public group that acquired units in our initial public offering acquired approximately 49% of the total partnership interests that were outstanding immediately after completion of the initial public offering. Those units likely constituted more than 50% of the value of all ownership interests in us. However, applicable Treasury Regulations provide generally that if in a public offering units are issued solely for cash, for purposes of calculating the percentage of ownership change resulting from the transaction, the acquiring unitholders will be deemed to acquire only up to 50% of the number of units they actually acquire. At the time of our initial public offering, our tax counsel opined that the initial public offering should not result in an ownership change. No ruling has been or will be requested from the IRS regarding this issue, and an opinion of counsel represents only the counsel’s legal judgment and does not bind the IRS or the courts. Thus there remains some risk that our initial public offering resulted in an ownership change. If an ownership change did occur, each of our corporate subsidiaries would be restricted annually in its ability to use its net operating losses to reduce its federal taxable income to an amount equal to the value of the corporation on the date of the ownership change multiplied by the applicable federal long-term tax-exempt rate in effect at such time. In the event that the initial public offering did not create an ownership change, our issuance of common units in November of 2005 likely created an ownership change with respect to the shares of our corporate subsidiaries for the purposes of Section 382 of the Internal Revenue Code. However, we do not believe this ownership change will have a material effect on the use by our corporate subsidiaries of their remaining net operating losses. Nonetheless, to the extent that an annual net operating loss limitation for any one year does restrict the ability of our corporate subsidiaries to use their remaining net operating losses, an increase in tax liabilities of our corporate subsidiaries could result, which would reduce the amount of cash available for distribution to you.

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

Despite the fact that we are a limited partnership under Delaware law, it is possible in certain circumstances for a partnership such as ours to be treated as a corporation for federal income tax purposes. Although we do not believe based upon our current operations that we are so treated, a change in our business (or a change in current law) could cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity.

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

Tax-exempt entities and non- U.S. persons face unique tax issues from owning common units that may result in adverse tax consequences to them.

Investment in common units by tax-exempt entities, such as individual retirement accounts (known as IRAs) and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRA’s and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file United States federal tax returns and pay tax on their share of our taxable income. If you are a tax-exempt entity or a non-U.S. person, you should consult your tax advisor before investing in our common units.

We will treat each purchaser of common units as having the same tax benefits without regard to the actual common units purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.

Due to a number of factors, including our inability to match transferors and transferees of common units and because of other reasons, we will take depreciation and amortization positions that may not conform to all aspects of the existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to you. It also could affect the timing of these tax benefits or the amount of gain from the sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to your tax returns

We have adopted certain valuation methodologies that may result in a shift of income, gain, loss and deduction between the general partner and the unitholders. The IRS may challenge this treatment, which could adversely affect the value of the common units.

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

We will be considered to have terminated our partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once. Our termination would, among other things, result in the closing of our taxable year for all unitholders and could result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but instead, we would be treated as a new partnership for tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred.

You will likely be subject to state and local taxes and filing requirements in jurisdictions where you do not live as a result of an investment in units.

In addition to federal income taxes, you will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property, even if you do not live in any of those jurisdictions. You will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these jurisdictions. Further, you may be subject to penalties for failure to comply with those requirements. We own assets or conduct business in a majority of states and in Puerto Rico. Most of these various jurisdictions currently impose, or may in the future impose, an income tax on individuals, corporations and other entities. As we make acquisitions or expand our business, we may own assets or do business in additional states that impose a personal income tax. It is your responsibility to file all United States federal, state and local tax returns.

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

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations. If the IRS were to challenge this method or new Treasury Regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. For example, members of Congress have recently considered substantive changes to the existing federal income tax laws that would have affected certain publicly traded partnerships. Any modification to the federal income tax laws and interpretations thereof may or may not be applied retroactively. Although the recently considered legislation would not have appeared to affect our federal income tax treatment as a partnership, we are unable to predict whether any of these changes, or other proposals, will be reconsidered or will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Cemeteries and Funeral Homes.    The following table summarizes the distribution of our cemetery and funeral properties by state as of December 31, 2008 as well as the weighted average estimated remaining sales life in years for our cemeteries based upon number of interment spaces sold during 2008:

	Cemeteries(1)	Funeral Homes	Total Net acres	Weighted Average Estimated Net Sales Life	Number of Interment Spaces Sold in 2008
Alabama	9	6	305	190	1,381
Arkansas	—	2	—	—	—
California	7	10	270	41	1,932
Colorado	2	—	12	485	29
Delaware	1	—	12	234	20
Florida	—	1	—	—	—
Georgia	7	—	135	131	964
Hawaii	1	—	6	201	—
Illinois	7	2	243	273	591
Indiana	6	—	422	248	1,004
Iowa	1	—	89	227	143
Kansas	2	1	35	137	299
Kentucky	2	—	59	106	289
Maryland	10	1	716	128	1,939
Michigan	3	—	87	383	270
Missouri	3	1	116	201	495
New Jersey	6	—	341	37	2,203
North Carolina	14	—	331	165	2,034
Ohio	9	2	772	243	1,910
Oregon	7	9	181	264	702
Pennsylvania	51	8	2,479	480	3,003
Puerto Rico	2	1	64	229	249
Rhode Island	2	—	70	972	27
South Carolina	8	3	395	392	486
Tennessee	7	5	428	471	654
Virginia	29	2	773	164	2,477
Washington	3	2	33	65	141
West Virginia	33	4	1,404	349	2,055

Total	232	60	9,778	225	25,297

(1)	Includes six cemeteries in New Jersey, seven cemeteries in Ohio and one cemetery in California that we operate under long-term management agreements.

We calculated estimated remaining sales life for each of our cemeteries by dividing the number of unsold interment spaces by the number of interment spaces sold at that cemetery in the most recent year. For purposes of estimating remaining sales life, we defined unsold interment spaces as unsold burial lots and unsold spaces in existing mausoleum crypts as of December 31, 2008. We defined interment spaces sold in 2008 as:

•	the number of burial lots sold, net of cancellations;

•	the number of spaces sold in existing mausoleum crypts, net of cancellations; and

•	the number of spaces sold in mausoleum crypts that we have not yet built, net of cancellations.

We count the sale of a double-depth burial lot as the sale of one interment space even though a double-depth burial lot includes two interment rights. We count an unsold double-depth burial lot as one unsold interment space. Because our sales of cremation niches were immaterial, we did not include cremation niches in the calculation of estimated remaining sales life. When calculating estimated remaining sales life, we did not take into account any future cemetery expansion. In addition, sales of an unusually high or low number of interment spaces in a particular year affect our calculation of estimated remaining sales life. Future sales may differ from previous years’ sales, and actual remaining sales life may differ from our estimates. We calculated the weighted average estimated remaining sales life by aggregating unsold interment spaces and interment spaces sold on a state-by-state or company-wide basis. Based on the number of interment spaces sold in 2008, we estimate that our cemeteries have an aggregate weighted average remaining sales life of 225 years.

The following table shows the cemetery properties that we owned or operated as of December 31, 2008, grouped by estimated remaining sales life:

	0-25 years	26-49 years	50-100 years	101-150 years	151-200 years	Over 200 years
Pennsylvania	4	—	4	4	3	36
West Virginia	6	—	2	1	5	19
Virginia	1	2	6	4	2	14
North Carolina	—	—	3	4	3	4
Maryland	2	1	3	1	—	3
Alabama	—	1	4	—	1	3
Ohio	1	—	1	—	1	6
South Carolina	—	—	2	1	1	4
Tennessee	1	—	—	—	2	4
California	3	1	2	—	—	1
Georgia	1	—	2	1	—	3
Illinois	—	—	1	1	1	4
Oregon	—	—	1	2	1	3
Indiana	1	—	—	—	—	5
New Jersey	2	—	3	—	—	1
Michigan	—	—	—	—	—	3
Missouri	—	—	1	—	—	2
Washington	1	—	1	1	—	—
Colorado	—	—	—	—	—	2
Kansas	—	—	1	—	—	1
Kentucky	—	1	1	—	—	—
Puerto Rico	—	—	—	1	—	1
Rhode Island	—	—	—	—	—	2
Delaware	—	—	—	—	—	1
Hawaii	—	—	—	—	—	1
Iowa	—	—	—	—	1	—

Total	23	6	38	21	21	123

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

Other.    In January of 2008, we relocated our home office to a 37,000 square foot leased space in Levittown, Pennsylvania. The lease has a term expiring in 2020, and we consider the space to be adequate for our present and anticipated future requirements. We are also tenants under various leases covering office spaces other than our corporate headquarters.

In addition, we own a 13,500-square-foot plant in Butler County, Pennsylvania, where we manufacture burial vaults used in our cemetery operations, and we own a 4,800-square-foot building in Marion, Virginia, which is no longer being used in our business.

Item 3.	Legal Proceedings

We, and certain of our subsidiaries, are parties to legal proceedings that have arisen in the ordinary course of business. While the outcome of these proceedings cannot be predicted with certainty, we do not expect these matters to have a material adverse effect on our results of operations and adequate financial condition or cash flows. We carry insurance with coverage and coverage limits that we believe to be customary in the funeral home and cemetery industries. Although there can be no assurance that such insurance will be sufficient to protect us against all contingencies, we believe that our insurance protection is reasonable in view of the nature and scope of our operations

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common units are listed on The NASDAQ Global Market (“Nasdaq”) under the symbol “STON”. As of March 17, 2009, there were 9,681,319 common units outstanding, representing an 82.0% limited partner interest in us. As of that date, there were 2,119,891 subordinated units outstanding, representing an 18.0% limited partner interest in us. As of February 20, 2009, there were 61 unitholders of record, representing approximately 5,588 beneficial holders. There is no established public trading market for our subordinated units. The following table sets forth the high and low sale prices of our common units for the periods indicated, based on the daily composite listing of common unit transactions for the Nasdaq.

	Price range		Declared Distributions(1)
Quarter ended	High	Low
March 31, 2007	$28.68	$22.80	$0.5000
June 30, 2007	$28.00	$23.57	$0.5150
September 30, 2007	$26.58	$21.32	$0.5150
December 31, 2007	$26.46	$19.10	$0.5150
March 31, 2008	$20.22	$16.60	$0.5150
June 30, 2008	$19.85	$16.65	$0.5350
September 30, 2008	$18.73	$13.50	$0.5550
December 31, 2008	$14.80	$8.69	$0.5550

(1)	Distributions were declared and paid within 45 days of the close of each quarter.

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

As reflected above, operating surplus includes $5.0 million in addition to our cash balance on September 20, 2004, cash receipts from our operations and cash from working capital borrowings. This amount does not reflect actual cash on hand that is available for distribution to our unitholders. Rather, it is a provision that will enable us, if we choose, to distribute as operating surplus up to $5.0 million of cash we receive in the future from non-operating sources, such as asset sales outside the ordinary course of business, sales of our equity and debt securities, and long-term borrowings, that would otherwise be distributed as capital surplus.

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

•

sales or other dispositions of assets for cash (other than sales or other dispositions of excess cemetery property up to an aggregate amount in any four-quarter period calculated pursuant to our Partnership Agreement; sales or other dispositions of inventory, accounts receivable and other current assets in the ordinary course of business; and sales or other dispositions of assets as a part of normal retirements or replacements).

The exception for sales of excess cemetery property in any four-quarter period beginning with the quarter ending September 30, 2008 generally is calculated by multiplying $1 million by a fraction, the numerator of which is the number of cemeteries and funeral homes owned and operated by us in on the last day of the quarter in which the sale occurs and the denominator of which is 139. Prior to the third quarter of 2008, the exception for sales of excess cemetery property was $1 million, which was subject to increase by our general partner, with the concurrence of its conflicts committee, if the size of our operations increased as a result of acquisitions or other expansions.

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

		Marginal Percentage Interest in Distributions
	Total Quarterly Distribution Target Amount	Common Unitholders	Subordinated Unitholders	Common and Subordinated Unitholders	General Partner
Minimum Quarterly Distribution	up to $0.4625	98%	0%	0%	2%
Arrearages on Minimum Quarterly Distribution	up to $0.4625	98%	0%	0%	2%
Minimum Quarterly Distribution	up to $0.4625	0%	98%	0%	2%
First Target Distribution	Above $0.4625 to $0.5125	0%	0%	98%	2%
Second Target Distribution	Above $0.5125 to $0.5875	0%	0%	85%	15%
Third Target Distribution	Above $0.5875 to $0.7125	0%	0%	75%	25%
Thereafter	Above $0.7125	0%	0%	50%	50%

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

Early Conversion of Subordinated Units.    If the tests for ending the subordination period are satisfied for any three consecutive four-quarter periods ending on or after September 30, 2007, 25% of the subordinated units will convert into an equal number of common units. We met certain financial tests for the three consecutive four-quarter periods ending on September 30, 2007. Accordingly, on October 30, 2007, 25% of our subordinated units, or 1,059,945 subordinated units, converted into 1,059,945 common units. We also met these tests for the three consecutive four-quarter periods ending on September 30, 2008. Accordingly, an additional 25% of the subordinated units, or 1,059,945 subordinated units, converted into 1,059,945 common units.

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

Adjustment of Minimum Quarterly Distribution and Target Distribution Levels.    In addition to adjusting the minimum quarterly distribution and target distribution levels to reflect a distribution of capital surplus, if we combine our units into fewer units or subdivide our units into a greater number of units, we will proportionately adjust:

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

Equity Compensation Plan Information

See the equity compensation plan table set forth in Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.”

Item 6.	Selected Financial Data

On April 2, 2004, StoneMor was created to own and operate the cemetery and funeral home business conducted by Cornerstone Family Services Inc., or Cornerstone. On September 20, 2004, in connection with StoneMor’s initial public offering of common units, Cornerstone contributed to us substantially all of the assets, liabilities and businesses owned and operated by it, and then converted into CFSI LLC, a limited liability company. This transfer represented a reorganization of entities under common control and was recorded at historical cost.

The following tables present selected financial and operating data of StoneMor for the periods and as of the dates indicated. The selected financial data as of and for the year ended December 31, 2004 are derived from the audited consolidated financial statements of StoneMor, which comprise the operations of StoneMor from September 20, 2004 to December 31, 2004 and Cornerstone for the period January 1, 2004 to September 19, 2004, and the selected financial data as of and for the years ended December 31, 2005, 2006, 2007 and 2008 is derived from the audited consolidated financial statements of StoneMor.

The following tables should be read together with, and are qualified in their entirety by reference to, the audited financial statements and the accompanying notes included in Item 8 of this Annual Report on Form 10-K. The tables should also be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Annual Report on Form 10-K.

Table 1: Operating and net income data

	Year ended December 31,
	2004	2005	2006	2007	2008
Cemetery revenues
Merchandise	$47,111	$54,421	$58,219	$74,509	$90,968
Services	18,865	19,346	25,555	28,547	36,894
Investment and other	21,329	24,095	25,221	31,476	31,623
Funeral home revenues
Merchandise	765	1,200	2,696	4,655	9,249
Services	1,188	1,598	3,422	6,127	14,714

Total revenues	89,258	100,660	115,113	145,314	183,448

Cost of goods sold (exclusive of depreciation shown separately below):
Perpetual care	2,692	2,575	3,109	3,553	4,326
Merchandise	9,682	11,323	11,583	16,118	18,556
Cemetery expense	19,648	20,942	24,344	30,767	41,651
Selling expense	19,158	20,072	23,186	29,245	34,806
General and administrative expense	9,797	10,553	12,801	15,684	21,372
Overhead (including unit-based compensation of $433 in 2004, $1,212 in 2006, $4,741 in 2007, and $2,262 in 2008) (1)	12,658	16,304	19,795	24,991	21,293
Depreciation and amortization	4,547	3,510	3,501	3,891	5,029
Funeral home expense
Merchandise	233	397	1,004	1,575	3,684
Services	809	1,082	2,285	4,198	9,073
Other	670	903	1,547	2,649	6,308

Total costs and expenses	79,894	87,661	103,155	132,671	166,098

Operating profit	9,364	12,999	11,958	12,643	17,350
Expenses related to terminated debt offering and refinancing (2)	4,200	—	—	157	—
Interest expense	9,480	6,457	7,491	9,075	12,714

Income (loss) before income taxes	(4,316)	6,542	4,467	3,411	4,636
Income taxes (benefit)
State	663	587	438	398	304
Federal	(1,141)	1,250	989	227	(224)

Total income taxes (benefit)	(478)	1,837	1,427	625	80

Net income (loss)	$(3,838)	$4,705	$3,040	$2,786	$4,556

Net income per limited partner (common) unit (basic and diluted) (3)	$0.27	$0.54	$0.34	$0.30	$0.38

(1)	Includes a write-off of $571,000 in 2007 incurred in connection with a potential acquisition of a group of cemeteries in Michigan that we determined were unlikely to take place. Also includes bonuses of $1.5 million, $2.0 million and $3.2 million in 2004, 2006 and 2007 respectively, an annual payment of $0.8 million in management fees to MDC Management Company IV, LLC in 2004, unit-based compensation of $0.4 million, $1.2 million, $4.7 million and $2.3 million in 2004, 2006, 2007 and 2008 respectively and an $883,000 reserve for the write-off of our investment in a management agreement in 2006 for an agreement that was subsequently terminated.

(2)	The 2004 amount represents expenses incurred with the refinancing of our debt in connection with our September 2004 initial public offering. This amount includes a $3.9 million write-off of debt issuance costs and $0.3 million of expenses related to early extinguishment of debt. The 2007 represents a write-off of debt issuance costs in connection with our August 2007 refinancing.
(3)	The 2004 amount represents the net income per common unit (basic and diluted) from September 20,2004, the date of our initial public offering, through December 31, 2004.

Table 2: Balance Sheet Data

	Year ended December 31,
	2004	2005	2006	2007	2008
Cemetery property	$150,215	$164,772	$171,714	$187,552	$228,499
Total assets (1)	524,337	551,487	629,592	816,862	738,240
Deferred cemetery revenues, net (2)	156,051	167,035	196,103	220,942	193,017
Total debt	80,000	86,945	103,492	146,164	160,934
Total unit-holder equity	$115,317	$109,600	$101,288	$136,746	$119,389

(1)	Includes the fair value of assets held in the merchandise and perpetual care trusts. Refer to Note 1 of our Consolidated Financial Statements for a detailed discussion of the consolidation rules for these assets.
(2)	Represents revenues to be recognized from the sale of merchandise and services. Refer to Note 1 of our Consolidated Financial Statements for a detailed discussion on the revenue recognition rules for pre-need sales.

Table 3: Cash Flow and Other Financial Data

	Year ended December 31,
	2004	2005	2006	2007	2008
Net cash provided by (used in):
Operating activities	$7,485	$17,589	$18,339	$18,973	$21,144
Investing activities	(5,887)	(15,286)	(14,625)	(86,777)	(17,046)
Financing activities	7,321	(9,852)	(725)	71,690	(10,830)
Change in assets and liabilities that provided (used) cash:
Merchandise trust	(1,333)	10,473	(3,517)	(5,223)	(453)
Merchandise liability	(7,397)	(7,224)	(8,109)	(7,171)	(5,366)
Capital expenditures
Maintenance capital expenditures	2,620	2,192	2,059	3,051	4,809
Expansion capital expenditures, including acquisitions	3,267	18,994	20,532	83,726	12,237
Distributions declared per common unit	$0.5128	$1.8625	$1.9500	$2.0450	$2.1600

Table 4: Operating Data

	Year ended December 31,
	2004	2005	2006	2007	2008
Interments performed	22,114	22,263	26,003	29,380	38,863
Cemetery revenues per interment performed (1)	$3,948	$4,396	$4,192	$4,579	$4,104
Interment rights sold (2)
Lots (1)	12,136	12,758	13,769	17,509	22,552
Mausoleum crypts (including pre-construction)	2,224	2,163	2,361	2,314	1,881
Niches	442	409	440	602	864

Net interment rights sold (1)(2)	14,802	15,330	16,570	20,425	25,297

Number of contracts written	46,149	46,510	54,675	63,026	80,144
Aggregate contract amount, in thousands (excluding interest)	$91,983	$96,642	$116,407	$138,588	$187,093
Average amount per contract (excluding interest)	$1,993	$2,078	$2,129	$2,199	$2,334
Number of pre-need contracts written	21,079	21,306	24,999	29,546	35,599
Aggregate pre-need contract amount, in thousands (excluding interest)	$60,040	$63,415	$74,301	$89,486	$115,024
Average amount per pre-need contract (excluding interest)	$2,848	$2,976	$2,972	$3,029	$3,231
Number of at-need contracts written	25,070	25,204	29,676	33,480	44,545
Aggregate at-need contract amount, in thousands (excluding interest)	$31,943	$33,227	$42,106	$49,102	$72,068
Average amount per at-need contract (excluding interest)	$1,274	$1,318	$1,419	$1,467	$1,618

(1)	Excludes the sale of a tract of land equivalent to 1,881 burial lots at $1.7 million in 2005.
(2)	Net of cancellations. Sales of double-depth burial lots are counted as two sales.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and notes thereto included in Item 8 of this Annual Report on Form 10-K. Those notes also give more detailed information regarding the basis of presentation for the following information.

Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K, including, but not limited to, information regarding the status and progress of our operating activities, the plans and objectives of our management, assumptions regarding our future performance and plans, and any financial guidance provided, as well as certain information in other filings with the SEC and elsewhere are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,” “may,” “will,” “estimate,” “continues,” “anticipate,” “intend,” “project,” “expect,” “predict” and similar expressions identify these forward-looking statements. These forward-looking statements are made subject to certain risks and uncertainties that could cause actual results to differ materially from those stated, including, but not limited to, the following: uncertainties associated with future revenue and revenue growth; the effect of the current economic downturn; the impact of our significant leverage on our operating plans; our ability to service our debt; the decline in the fair value of certain equity and debt securities held in our trusts; our ability to attract, train and retain an adequate number of sales people; uncertainties associated with the volume and timing of pre-need sales of cemetery services and products; increased use of cremation; changes in the political or regulatory environments, including potential changes in tax accounting and trusting policies; our ability to successfully implement a strategic plan relating to producing operating improvement, strong cash flows and further deleveraging; uncertainties associated with the integration or the anticipated benefits of our acquisitions and various other uncertainties associated with the death care industry and our operations in particular.

When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth under Risk Factors in Part I, “Item 1A”. We assume no obligation to update or revise any forward-looking statements made herein or any other forward-looking statements made by us, whether as a result of new information, future events or otherwise.

Organization and Capitalization

We were organized on April 2, 2004 to own and operate the cemetery and funeral home business conducted by Cornerstone and its subsidiaries. On September 20, 2004, in connection with our initial public offering of common units representing limited partner interests, Cornerstone contributed to us substantially all of its assets, liabilities and businesses, and then converted into CFSI LLC, a limited liability company. This transfer represented a reorganization of entities under common control and was recorded at historical cost. In exchange for these assets, liabilities and businesses, CFSI LLC received 564,782 common units and 4,239,782 subordinated units representing limited partner interests in us.

Cornerstone was founded in 1999 by members of our management team and a private equity investment firm, which we refer to as McCown De Leeuw, in order to acquire a group of 123 cemetery properties and 4 funeral homes. Since that time, Cornerstone, succeeded by us, acquired 111 additional cemeteries and 55 funeral homes, built two funeral homes, exited from one management contract and sold one cemetery and one funeral home.

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

Overview

Cemetery Operations

We are the second largest owner and operator of cemeteries in the United States. As of December 31, 2008, we operated 232 cemeteries in 25 states and Puerto Rico. We own 218 of these cemeteries and operate the remaining 14 under long-term management agreements with non-profit cemetery corporations that own the cemeteries. As a result of the agreements and other control arrangements, we consolidate the results of the 14 managed cemeteries in our consolidated financial statements.

We sell cemetery products and services both at the time of death, which we refer to as at-need, and prior to the time of death, which we refer to as pre-need. During the year ended December 31, 2008, we performed approximately 38,863 burials and sold more than 25,297 interment rights (net of cancellations) compared to 29,380 and 20,425 respectively, in 2007. In 2008, our cemetery operations accounted for approximately 86.9% of our revenues.

Our results of operations for our Cemetery Operations segments are determined primarily by the volume of sales of products and services and the timing of product delivery and performance of services. We derive our cemetery revenues primarily from:

•	at-need sales of cemetery interment rights, merchandise and services;

•	pre-need sales of cemetery interment rights, which we generally recognize as revenues when we have collected 10% of the sales price from the customer;

•	pre-need sales of cemetery merchandise, which we recognize as revenues when we satisfy the criteria specified below for delivery of the merchandise to the customer;

•	pre-need sales of cemetery services, other than perpetual care services, which we recognize as revenues when we perform the services for the customer;

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

The criteria for recognizing revenue related to the sale of cemetery merchandise is that such merchandise is “delivered” to our customer, which generally means that:

•	the merchandise is complete and ready for installation; or

•	the merchandise is either installed or stored at an off-site location, at no additional cost to us, and specifically identified with a particular customer; and

•	the risks and rewards of ownership have passed to the customer.

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

Pre-need Sales

Deferred revenues from pre-need sales and related merchandise trust earnings are reflected on our balance sheet in deferred cemetery revenues, net. Total deferred cemetery revenues, net, also includes deferred revenues from pre-need sales that were entered into by entities we acquired prior to the time we acquired them. This includes both those entities that we acquired at the time of the formation of Cornerstone and other subsequent acquisitions. Our profit margin on pre-need sales entered into by entities we subsequently acquired is generally less than our profit margin on other pre-need sales because, in accordance with industry practice at the time these acquired pre-need sales were made, none of the selling expenses were recognized at the time of sale. As a result, we are required to recognize all of the expenses (including deferred selling expenses) associated with these acquired pre-need sales when we recognize the revenues from that sale.

Pre-need products and services are typically sold on an installment basis with terms ranging from 12 months to 84 months, with an average of 33 months. Subject to state law, these contracts are normally subject to “cooling-off” periods, generally between three and thirty days, during which the customer may elect to cancel the contract and receive a full refund of amounts paid. Also subject to applicable state law, we are generally permitted to retain the amounts already paid on contracts, including any amounts that were required to be deposited into trust, on contracts cancelled after the “cooling-off” period. Historical post “cooling-off” period cancellations total approximately 10% of our pre-need sales (based on contract dollar amounts). If the products and services purchased under a pre-need contract are needed for interment before payment has been made in full, generally the balance due must be immediately paid in full.

Pre-need sales contracts normally contain provisions for both principal and interest. For pre-need sales wherein the contracts do not bear a market rate of interest, the Company imputes such interest (at a rate of 9.75% during the year ended December 31, 2007 and 9.0% during the year ended December 31, 2008) in order to segregate the principal and interest component of the total contract value.

We normally offer prepayment incentives to customers whose pre-need contracts are longer than 36 months and bear interest. If those customers pay their contracts in full in less than 12 months, we rebate the interest that we collected from them. Even though this rebate policy reduces the amount of interest income we receive on our accounts receivable, the net effect is an increase in our immediate cash flow. Interest income from pre-need sales, including imputed interest, accounted for 3.0% of our 2008 revenues.

At-need Sales

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

Expenses

Our primary variable operating costs are cost of goods sold and selling expenses. Cost of goods sold reflects the actual cost of purchasing products and performing services and averaged from 13.5% to 14.6% of the related sales price for the last three years. Selling expense consists of salesperson and sales management payroll costs, including selling commissions, bonuses and employee benefits, and other costs of obtaining product and service sales, such as advertising, marketing, postage and telephone. Selling expense also includes override commissions paid to our cemetery managers based on the volume of sales made for the cemeteries they manage. Override commissions are generally 4% to 6% of gross sales price and are payable weekly.

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

Funeral Home Operations

As of December 31, 2008, we owned and operated 60 funeral homes. These properties are located within the contiguous United States and in Puerto Rico. Twenty six of our 60 funeral homes are located on the grounds of cemeteries that we own.

We derive revenues at our funeral homes from the sale of funeral home merchandise, including caskets and related funeral merchandise, and services, including removal and preparation of remains, the use of our facilities for visitation, worship and performance of funeral services and transportation services. We sell these services and merchandise almost exclusively at the time of need utilizing salaried licensed funeral directors. In 2008, our funeral home revenues accounted for approximately 13.1% of our revenues. 6,759 funerals were performed at our funeral homes in 2008.

We generally include revenues from pre-need casket sales in the results of our cemetery operations. However, some states require that caskets be sold by funeral homes, and revenues from casket sales in those states are included in our funeral home results.

Our funeral home operating expenses consist primarily of compensation to our funeral directors and the cost of caskets.

Corporate

We incur fixed costs for corporate overhead primarily for centralized functions, such as payroll, accounting, collections and professional fees. We also incur expenses relating to reporting requirements under U.S. federal securities laws and certain other additional expenses of being a public company. During 2008, our expenses related to being a public company totaled $1.2 million.

Revenues by State

The following table shows the percentage of revenues attributable to each of the states in which we operate for the periods presented:

	2006	2007	2008
Alabama	1.9%	4.6%	4.7%
California	0.0%	0.2%	11.0%
Florida	0.0%	0.0%	1.8%
Georgia	1.8%	2.0%	1.8%
Illinois	0.1%	0.5%	2.4%
Indiana	0.0%	0.3%	2.6%
Kansas	0.2%	2.1%	1.5%
Maryland	10.9%	8.6%	8.0%
Michigan	0.2%	1.7%	1.3%
Missouri	0.3%	1.3%	1.6%
New Jersey	15.9%	12.4%	9.8%
North Carolina	5.5%	5.9%	5.7%
Ohio	5.8%	4.2%	6.6%
Oregon	0.3%	2.9%	3.7%
Pennsylvania	29.0%	27.8%	17.6%
Tennessee	0.9%	1.2%	2.1%
Virginia	15.4%	12.6%	8.5%
West Virginia	11.0%	9.7%	6.7%
All others	0.8%	2.0%	2.6%

Total	100.0%	100.0%	100.0%

Principal Products and Services

The following table shows the percentage of revenues attributable to our principal products, services and other items during the periods presented:

	2006	2007	2008
Pre-need sales:
Burial lots	7.5%	7.3%	9.1%
Mausoleum crypts	8.1%	6.1%	5.7%
Markers	5.1%	7.0%	4.8%
Grave marker bases	1.6%	2.7%	1.2%
Burial vaults	6.3%	5.6%	4.4%
Lawn crypts	0.2%	0.9%	0.8%
Caskets	3.9%	4.3%	2.5%
Initial openings and closings (1)	7.1%	5.9%	5.1%
Other (2)	3.1%	2.8%	3.5%

Total pre-need sales	42.9%	42.7%	37.1%

Interest from pre-need sales	3.6%	3.2%	2.9%

Investment income from trusts:
Perpetual care trusts	8.3%	8.8%	7.5%
Merchandise trusts	5.2%	5.4%	3.6%

Total investment income from trusts	13.5%	14.2%	11.1%

At-need sales
Openings and closings (3)	12.9%	11.9%	12.8%
Markers	8.1%	7.9%	9.3%
Burial lots	3.3%	3.0%	4.0%
Mausoleum crypts	1.6%	1.5%	1.5%
Grave marker bases	2.5%	2.4%	2.2%
Foundations and inscriptions (4)	1.5%	1.2%	1.2%
Burial vaults	1.3%	1.4%	2.0%
Other (5)	1.5%	1.4%	1.9%

Total at-need sales	32.7%	30.8%	35.0%

Funeral home revenues	5.3%	7.4%	13.1%
Other revenues (6)	2.0%	1.7%	0.8%

Total revenues	100.0%	100.0%	100.0%

(1)	Installation of the burial vault into the ground.
(2)	Includes revenues from niches, mausoleum lights, cremations, pet cemeteries, installation of burial vaults and markers sold to our customers by third parties and pre-need sales made in connection with the relocation of other cemetery interment rights. Also includes document processing fees on pre-need contracts and fees from sales of travel care protection, which covers shipping costs of a body if death occurs more than 100 miles from the place of residence.
(3)	Installation of the burial vault into the ground and the placement of the casket into the vault.
(4)	Installation of the marker on the ground and its inscription.
(5)	Includes revenues from lawn crypts, decorative lights installed on mausoleum crypts, installations of burial vaults, markers sold to our customers by third parties, cremation fees and document-processing fees on at-need contracts.
(6)	Includes sales of manufactured burial vaults to third parties, sales of cemetery and undeveloped land, commissions from sales of pre-need funeral and death benefit insurance policies provided through a third-party insurer and other miscellaneous revenues.

Cash Flow

The impact of pre-need sales on near-term cash flow depends primarily on the commissions paid on the sale, the portion of the sales price required to be deposited into trust and the terms of the particular contract, such as the amount of the required down payment, the products purchased and the length of the contract. Pre-need sales often generate short-term cash flow deficits due to the timing of when we receive amounts from customers, pay related commissions and deposit amounts into the perpetual care and merchandise trusts.

We generally require customers to make a down payment on a pre-need contract of at least 5% of the total sales price, with the average down payment equal to 8.7% of the total sales price during 2008. When we receive a payment from a customer on a pre-need contract, we first deposit the requisite portion into trust as required by state law. Then, we pay all or a portion of the commission due to the salesperson responsible for the sale. We generally pay commissions to our pre-need sales personnel based on a percentage, usually 6% to 22%, of the total sales price, but only to the extent that cash is received from the customer. If the down payment received from the customer is not sufficient to cover the entire commission, the remaining commission is paid from subsequent installments, but only to the extent of 80% of the cash received from the customer in each installment. Because we are required to deposit a portion of each installment into trust, we are usually required to use our own cash to cover a portion of the commission due to the salesperson. Accordingly, pre-need sales are generally cash flow negative initially but become cash flow positive at varying times over the life of the contract, generally six to seven months after the down payment is made, depending upon the trust requirements, the terms of the particular contract, the sales commission paid and the timing of delivery or performance of the related products and services.

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

Trusting

We are generally required by state law to place a portion of the sales price of cemetery interment rights, whether at-need or pre-need, into a perpetual care trust to maintain the cemetery property in perpetuity. While this amount varies, it is generally 10% to 20% of the sales price of the interment right.

We fund these amounts pro-rata on an “as received” basis. As payments are received from the customer, we deposit a pro rata amount of the payment into a perpetual care trust. For example, if we receive a payment of 20% of the sales price from the customer, we would deposit into the perpetual care trust 20% of the total amount required to be placed into trust for that sale.

Under the state laws that require the creation of the perpetual care trusts, we are not permitted to withdraw the trust principal, and our creditors and customers have no right to make claim to the funds deposited into these trusts. Amounts held in these perpetual care trusts are invested by third-party investment managers as discussed in more detail below. As a result, we do not possess legal title to the trust principal in these perpetual care trusts.

We consolidate the assets of the trust in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46 revised (“FIN 46R”), Consolidation of Variable Interest Entities: an Interpretation of Accounting Research Bulletin (“ARB”) No. 51, as the trust is considered to be a variable interest entity for which we are the primary beneficiary. Assets are reflected at fair market value on the asset portion of our balance sheet as of December 31, 2008 as an asset entitled “perpetual care trusts, restricted, at fair value,” and an equal amount is reflected on the liabilities and partners’ equity portion of our balance sheet as an item entitled “non-controlling interest in perpetual care trusts.”

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

We fund these amounts pro-rata on an “as received” basis. As payments are received from the customer, we deposit a pro rata amount of the payment into a merchandise trust. For example, if we receive a payment of 20% of the sales price from the customer, we would deposit into the merchandise trust 20% of the total amount required to be placed into trust for the merchandise and services sold.

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

Under the state laws that require the creation of the merchandise trusts, we are not permitted to withdraw the trust principal until such time that we meet certain criteria as described below, and our creditors and customers have no right to make claim to the funds deposited into these trusts. Amounts held in these merchandise trusts are invested by third-party investment managers as discussed in more detail below. As a result, we do not possess legal title to the trust principal in these merchandise trusts; however, in accordance with current industry practice, amounts deposited into merchandise trusts are reflected at fair value on our balance sheet as of December 31, 2008 as an asset called “merchandise trusts, restricted, at fair value”. Earnings on funds held in merchandise trusts, including investment income and capital gains, are included separately on our balance sheet in deferred cemetery revenues, net. These amounts remain on our balance sheet until we recognize them as revenues. We recognize amounts withdrawn from merchandise trusts, including principal, as revenues when we satisfy the criteria for delivery of the related merchandise or perform the related services.

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

We invest the amounts deposited into merchandise trusts, within specified investment guidelines, primarily in intermediate-term, investment-grade fixed-income securities, high-yield fixed-income securities, real estate investment trusts and, to a lesser extent, equity securities and cash. As of December 31, 2008, approximately 31.4% of the fair market value of the amounts held in merchandise trusts was invested in fixed-income and short-term investment securities to ensure that the market value of those funds will be sufficient to cover our cost to purchase the related products and perform the related services at the time of purchase and performance.

The income earned on funds held in perpetual care trusts and merchandise trusts can be materially affected by fluctuations in interest rates and, in the case of merchandise trusts, by the performance of the stock market to the extent that the funds held in merchandise trusts are invested in equity securities. Earnings on merchandise and perpetual care trusts that we recognized as revenues accounted for 13.5%, 14.2% and 11.1% of our 2006, 2007 and 2008 revenue respectively. During 2006, 2007 and 2008 our average annual rates of return from realized earnings on funds held in merchandise trusts were 8.4%, 12.0% and 6.1%, respectively, and our average annual rates of return from realized earnings on funds held in perpetual care trusts were 6.3%, 6.8% and 8.1%, respectively. We cannot assure you, however, that that we will continue to be successful in achieving any particular return in the future.

Amounts held in trusts are invested by third-party investment managers who are selected by the Trust and Compliance Committee of the board of directors of our general partner. These investment managers are required to invest our trust funds in accordance with applicable state law and internal investment guidelines adopted by the Trust and Compliance Committee. Our investment managers are monitored by third-party investment advisors selected by the Trust and Compliance Committee who advise the committee on the determination of asset allocations, evaluate the investment managers and provide detailed monthly reports on the performance of each merchandise and perpetual care trust.

Unrealized gains and losses in merchandise trusts have no immediate impact on our revenues, earnings or cash flow unless the fair market value of the funds declines below the estimated costs to deliver the related products and services, in which case we would be required to record a current charge to earnings equal to the difference between the fair market value of the funds and the estimated costs. Over time, gains and losses realized in merchandise trusts are allocated to the underlying pre-need contracts and affect the amount of trust earnings to be recognized as revenues when we deliver the related products or perform the related services. As of December 31, 2008, the aggregate fair market value of funds held in merchandise trusts exceeded our costs to purchase the related products and perform the related services by $85.6 million.

We determine whether or not the assets in the merchandise and perpetual care trust have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions, concerns related to the specific issuer and our ability and intent to hold securities until they recover their value. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its market value.

For assets held in the perpetual care trusts, any reduction in the cost basis due to an other-than-temporary impairment is offset with an equal and opposite reduction in the non-controlling interest in perpetual care trusts and has no impact in earnings.

For assets held in the merchandise trust, any reduction in the cost basis due to an other-than-temporary impairment is recorded in deferred revenue.

The trust footnotes (notes 5 and 6 of our consolidated financial statements included in Item 8) disclose the adjusted cost basis of the assets in the trust. This adjusted cost basis includes any adjustments to the original cost basis due to other-than-temporary impairments.

We have determined that there were 31 securities in the merchandise trust, with an aggregate cost of approximately $6.1 million, an aggregate market value of approximately $1.8 million, and a resulting aggregate impairment in value of approximately $4.3 million, wherein such impairment is considered to be other-than-temporary at December 31, 2008. Accordingly, we have adjusted the cost basis of each of these assets to their current value and offset this change against deferred revenue. This reduction in deferred revenue will be reflected in earnings in future periods as the underlying merchandise is delivered or the underlying service is performed.

We have determined that there were 20 securities in the perpetual care trust, with an aggregate cost of approximately $7.0 million, an aggregate market value of approximately $2.2 million, and a resulting aggregate impairment in value of approximately $4.8 million, wherein such impairment is considered to be other-than- temporary at December 31, 2008. Accordingly, we have adjusted the cost basis of each of these assets to their current value and offset this change against non-controlling interest in perpetual care trusts. There is no impact on net income or partners’ capital due to this adjustment.

Current Market Conditions and Economic Developments

There has been significant instability in various financial markets and in economic conditions in the past few months. Amongst other things, there has been a decline in the fair value of equity and (to a lesser degree) fixed-maturity debt securities and a contraction in the credit market as well as an overall downturn in economic activity.

Market Disruption

Current economic conditions make it difficult for companies to obtain funding in either the debt or equity markets. The current constraints in the capital markets may affect our ability to obtain funding through new borrowings or the issuance of equity in the public market. In addition, we expect that, to the extent we are successful in arranging new debt financing, we will incur increased costs associated with these debt financings. In light of the current market conditions, our working capital needs and the impending maturity of our Series A Notes, we have taken steps to preserve our liquidity position including, but not limited to, reducing discretionary capital expenditures (including acquisitions), maintaining our cash distribution rate at the same level as the prior quarter and continuing to actively manage operating and administrative costs. We have temporarily curtailed our acquisition strategy to conserve cash to avoid dilutive equity issuances as we attempt to refinance or repay our Series A Notes and manage our business under the current economic conditions. See “Item 1A—Risk Factors, Risk Factors Related to our Business.”

We will continue to evaluate a variety of financing sources, including new debt financings and equity offerings, in order to fund acquisition opportunities and working capital needs and to refinance outstanding indebtedness. See “—Series A Notes” for more information on the refinancing of our Series A Notes. We believe that the size and scope of our operations, our stable revenue stream and our cash flow profile will be significant positive factors in our efforts to obtain new debt or equity funding; however, there is no assurance that we will be successful in obtaining financing if current capital market conditions continue for an extended period of time or if markets deteriorate further from current conditions. Furthermore, the terms, size and cost of any financing alternative could be less favorable and could be impacted by the timing and magnitude of our funding requirements, market conditions, and other uncertainties.

Effect on Revenues

We noticed during November and December of 2008 some softening in pre-need sales in certain areas of the country. This softening, which is probably a result of the current economic condition, resulted in reduced grave marker and mausoleum sales in these areas. Despite, this, our overall business model is strong and is expected to remain so. This business model is constructed so that revenues are generated from pre-need sales of cemetery merchandise and services, at-need sales of cemetery merchandise and services and funeral home merchandise and services and income generated from our merchandise and perpetual care trusts.

We would not expect any economic downturn to have any material effect on either our at-need sales of cemetery merchandise and services or funeral home merchandise and services. These revenue streams accounted for 48.1%, 38.2% and 38.0% of total revenues in 2008, 2007 and 2006 respectively.

It is possible that the current economic downturn could have a continuing adverse effect on future pre-need sales of cemetery merchandise and services. We have taken a number of measures to counter a possible decrease in pre-need sales and possible increase in customer defaults or cancellations, including increased customer follow-up and employee training related thereto and extended collection department hours. We will continue to monitor the situation closely. Any downturn in these sales would have a less proportional impact on earnings than on revenues as such sales have higher cost of goods sold and lower profit margins than either at-need sales of cemetery merchandise and services and funeral home merchandise and services

A material decrease in our sales could cause us to breach certain of our financial covenants, such as the leverage ratio and the interest coverage ratio, under our credit facilities and senior secured notes. Any such breach could allow the lenders to accelerate (or create cross-default under) our debt which would have a material adverse effect on our business, financial condition or results of operations. We are currently in discussion with bank lenders regarding these ratios.

A material decrease in our sales could cause a decrease in our borrowing base under our credit facilities. Our borrowing base is recalculated each month and is based (in part) on our outstanding accounts receivables and the age thereof. See “Liquidity and Capital Resources—Long-Term Debt—Acquisition Credit Facility and Revolving Credit Facility” for a description of the calculation of our borrowing base. Accordingly, if our sales were to decrease and as a result our accounts receivables decrease (or if the age of our accounts receivables or cancellations increase), then our borrowing base may decrease.

Decline in Market Value of Trust Assets

A critical issue for us has been the recent decline in the fair value of equity and (to a lesser degree) fixed maturity debt securities held in our trusts as described below.

We have a substantial portfolio of invested assets in both our merchandise trust and the perpetual care trust. Both trusts have a mix of cash and cash equivalents, fixed maturity debt securities and equity securities. The fair value of trust assets declined substantially in 2008 relative to prior years (see Notes 5 and 6 of the Consolidated Financial Statements).

Funds in our trusts are managed by third-party investment managers who are in turn monitored by a third-party investment advisor selected by our Trust and Compliance Committee. The third-party investment advisor is providing the committee with consistent updates on the performance of the investments. We will continue to monitor performance closely. See “Item 7A. Quantitative and Qualitative Disclosure About Market Risk” for more information.

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

The fair value of trust assets is recorded as an asset on our balance sheet and is entirely offset by a liability. This liability is recorded as a “Non-controlling Interest in perpetual care trust”. Changes in fair value of trust assets are recognized by adjusting both the trust asset and the offsetting liability. Impairment of the value of trust assets, whether temporary or other-than-temporary, will not impact periodic earnings or comprehensive income nor will it impact our financial position or liquidity at any point in time.

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

Unlike the perpetual care trust, the principal in the merchandise trust will ultimately revert to us. This will occur once we have met the various requirements for its release which is generally the delivery of merchandise or performance of underlying services. Accordingly, changes in the fair value of trust assets, both temporary and other-than-temporary, may ultimately impact our periodic earnings, comprehensive income and financial position or liquidity at any point in time.

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

The recent decline in the market value of the assets in the merchandise trust could ultimately impair our profitability and resulting financial position and liquidity should we be forced to liquidate such assets at an amount significantly below our original expectation, which is ultimately asset cost.

We mitigate this risk by ensuring that a sufficient portion of trust assets is invested in cash and cash equivalents that do not have significant risk to principal. We can then manage trust assets so that released amounts are liquidated from this pool as opposed to any pool of impaired assets.

At December 31, 2008, the merchandise trust had approximately $26.9 million in cash and cash equivalents. This amount functions as a cushion that mitigates the risk of liquidating impaired assets. In evaluating the sufficiency of this amount as to its effectiveness in mitigating the risk of liquidating impaired assets, we have considered the net inflows and outflows of cash into the trust in recent prior periods. These net inflows and outflows are a function of both sales originations and the corresponding trust deposits and meeting the criteria for releasing funds. Total net cash outflows from the merchandise trust for the year ended December 31, 2008 were approximately $0.5 million.

Absent a substantial downturn in pre-need sales, we believe that the cash and cash equivalent allocation of Merchandise Trust assets is sufficient to mitigate the risk of liquidating impaired assets in the near future.

2009 Expense Reduction Initiative

So that we may help protect our cash balances and related distributions, we have recently instituted our 2009 Expense Reduction Initiative. This initiative is a proactive measure designed to reduce our overall expense base in 2009 by approximately $5.0 million.

We have carefully designed this plan so that there is no negative impact on our ability to market and sell our merchandise and services or service the needs of our customer base.

Amongst the more material components of the 2009 Expense Reduction Initiative are the following:

•	reductions in personnel costs by implementing targeted cutbacks in full-time equivalent employee counts;

•	reductions in various sales incentive programs;

•	reductions in various commission overrides;

•	reductions in advertising expenses;

•	reductions in certain corporate overhead items.

Outlook

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

We also intend to continue to expand our operations through accretive acquisitions of high-quality cemetery properties. However, we have temporarily curtailed this strategy in order to conserve cash and avoid dilutive equity issuances. If we use our expanded credit facility to repay our Series A Notes when they become due in September 2009, we will need to raise money from other sources in order to make additional acquisitions. This may be difficult in the current economic climate. This may make it more difficult for us to make acquisitions.

Net Income, Operating Cash Flows and Partner Distributions

The table below details net income, operating cash flows and partner distributions made in 2006, 2007 and 2008 respectively:

	Year ended December 31,
	2006	2007	2008
	(in thousands)
Net income	$3,040	$2,786	$4,556
Operating cash flows	18,339	18,973	21,144
Partner distributions	17,346	18,724	25,658

Cash flows from operations for each of these years ($18.3 million, $19.0 million and $21.1 million, respectively) significantly outpaced our net income ($3.0 million, $2.8 million and $3.6 million, respectively) during the same periods. This is in large part attributable to the fact that various cash inflows for payments of amounts due under pre-need sales contracts were not and are not as of yet recognized as revenues as we had not and have not met the delivery criteria for revenue recognition. Although there is no assurance, we expect that the trend of operating cash flows outpacing net income will continue into the foreseeable future.

Segment Reporting and Related Information

In the third quarter of 2007 we reorganized and disaggregated our single reportable segment into five distinct reportable segments which are classified as Cemetery Operations—Southeast, Cemetery Operations—Northeast, Cemetery Operations—West, Funeral Homes, and Corporate.

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

Consolidation

Our historical operations are part of a consolidated group for financial reporting purposes that include the cemeteries we operate under long-term management contracts with the cemetery associations that own the cemetery properties. We currently operate 14 cemeteries under management agreements. Intercompany balances and transactions have been eliminated in consolidation.

Income Taxes

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

Accounts Receivable Allowance for Cancellations.    At the time of a pre-need sale, we record an account receivable in an amount equal to the total contract value less any cash deposit paid net of an estimated allowance for cancellations.

The allowance for cancellations is established based upon our estimate of expected cancellations and historical experiences and is currently approximately 10% of total contract values. Future cancellation rates may differ from this current estimate. We will continue to evaluate cancellation rates and will make changes to the estimate should the need arise. Actual cancellations did not vary significantly from the estimates of expected cancellations at December 31, 2007 and December 31, 2008, respectively.

Merchandise Trust Assets.    Assets held in our merchandise trusts are carried at fair value. Any change in unrealized gains and losses are reflected in the carrying value of the assets and is recognized as deferred revenue. Any and all investment income streams, including interest, dividends or gains and losses from the sale of trust assets are offset against deferred revenue until such time that we deliver the underlying merchandise. Investment income generated from our merchandise trust is included in Cemetery revenues—investment and other.

We evaluate whether or not the assets in the merchandise trust have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions, concerns related to the specific issuer and our ability and intent to hold the security until it regains its value. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its market value. Any reduction in the cost basis of assets held in our merchandise trust due to an other-than-temporary impairment is offset against deferred revenue.

We have determined that there were 31 securities in the Merchandise Trust, with an aggregate cost of approximately $6.1 million, an aggregate market value of approximately $1.8 million, and a resulting aggregate impairment in value of approximately $4.3 million, wherein such impairment is considered to be other-than-temporary at December 31, 2008. Accordingly, we have adjusted the cost basis of each of these assets to their current value and offset this change against deferred revenue. This reduction in deferred revenue will be reflected in earnings in future periods as the underlying merchandise is delivered or the underlying service is performed.

Perpetual Care Trust Assets.    Pursuant to state law, a portion of the proceeds from the sale of cemetery property is required to be paid into perpetual care trusts. All principal must remain in this trust into perpetuity while interest and dividends may be released and used to defray cemetery maintenance costs, which are expensed as incurred.

Assets in our perpetual care trusts are carried at fair value. Any change in unrealized gains and losses are reflected in the carrying value of the assets and is offset against non-controlling interests in perpetual care trusts.

We evaluate whether or not the assets in our perpetual care trust have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions, concerns related to the specific issuer and our ability and intent to hold the security until it recovers its value. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its market value.

Any reduction in the cost basis of assets held in our perpetual care trusts due to an other-than-temporary impairment is offset against non-controlling interests in perpetual care trusts. There is no impact on earnings.

We have determined that there were 20 securities in the Perpetual Care Trust, with an aggregate cost of approximately $7.0 million, an aggregate market value of approximately $2.2 million, and a resulting aggregate impairment in value of approximately $4.8 million, wherein such impairment is considered to be other-than-temporary at December 31, 2008. Accordingly, we have adjusted the cost basis of each of these assets to their current value and offset this change against non-controlling interest in perpetual care trusts. There is no impact on net income or partners’ capital due to this adjustment.

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

As of December 31, 2008, our taxable corporate subsidiaries had a federal net operating loss carryover of approximately $66.2 million, which will begin to expire in 2019 and a state net operating loss carry-forward of approximately $104.3 million, a portion of which expires annually. Our ability to use such federal net operating losses may be limited by changes in the ownership of our units deemed to result in an “ownership change” under the applicable provisions of the Internal Revenue Code of 1986, as amended.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities (“SFAS 159”), to permit all entities to choose to elect to measure eligible financial instruments at fair value. SFAS 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”). We adopted this guidance effective January 1, 2008 and did not elect the fair value option for any of our eligible assets or liabilities as of this date.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statement—amendments of ARB No. 51 (“SFAS 160”). SFAS 160 states that accounting and reporting for minority interests will be recharacterized as non-controlling interests and classified as a component of equity. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. We have evaluated the impact the adoption of SFAS 160 and have concluded that it will not have an effect on our consolidated financial statements.

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

In December 2008, the FASB issued FASB Staff Position No. FAS 140-4 and FIN 46 (R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP FAS 140-4”). FSP FAS 140-4 requires public entities to provide additional disclosures about transfers of financial assets. It also requires public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. FSP FAS 140-4 is effective in the first reporting period that ends after December 15, 2008. We have evaluated the disclosure requirements of FSP FAS 140-4 and have determined that we are in compliance with such requirements.

In December 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active (“FSP FAS 157-3”). The purpose of FSP FAS 157-3 was to clarify the application of SFAS 157 for a market that is not active. FSP FAS 157-3 did not change the objective of SFAS 157, which is the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. Our adoption of FSP FAS 157-3 for the year ended December 31, 2008 did not have a material effect on our financial position, results of operations or liquidity.

Results of Operations

The following table summarizes our results of operations for the periods presented:

	Year ended December 31,
	2006	2007	2008
	(in thousands)
Statement of Operations Data:
Revenues:
Cemetery
Merchandise	$58,219	$74,509	$90,968
Services	25,555	28,547	36,894
Investment and other	25,221	31,476	31,623
Funeral home
Merchandise	2,696	4,655	9,249
Services	3,422	6,127	14,714

Total	115,113	145,314	183,448

Costs and Expenses:
Cost of goods sold:
Perpetual care	3,109	3,553	4,326
Merchandise	11,583	16,118	18,556
Cemetery expense	24,344	30,767	41,651
Selling expense	23,186	29,245	34,806
General and administrative expense	12,801	15,684	21,372
Corporate overhead	19,795	24,991	21,293
Depreciation and amortization	3,501	3,891	5,029
Funeral home expense
Merchandise	1,004	1,575	3,684
Services	2,285	4,198	9,073
Other	1,547	2,649	6,308
Expenses related to refinancing	—	157	—
Interest expense	7,491	9,075	12,714
Income taxes	1,427	625	80

Net income	$3,040	$2,786	$4,556

The following table presents supplemental operating data for the periods presented:

	Year ended December 31,
	2006	2007	2008
Operating Data:
Interments performed	26,003	29,380	38,863
Cemetery revenues per interment performed	$4,192	$4,579	$4,104

Interment rights sold (1):
Lots	13,769	17,509	22,552
Mausoleum crypts (including pre-construction)	2,361	2,314	1,881
Niches	440	602	864

Total interment rights sold	16,570	20,425	25,297

Number of contracts written	54,675	63,026	80,144
Aggregate contract amount, in thousands (excluding interest)	$116,407	$138,588	$187,093
Average amount per contract (excluding interest)	$2,129	$2,199	$2,334

Number of pre-need contracts written	24,999	29,546	35,599
Aggregate pre-need contract amount, in thousands (excluding interest)	$74,301	$89,486	$115,024
Average amount per pre-need contract (excluding interest)	$2,972	$3,029	$3,231

Number of at-need contracts written	29,676	33,480	44,545
Aggregate at-need contract amount, in thousands	$42,106	$49,102	$72,068
Average amount per at-need contract	$1,419	$1,467	$1,618

Year Ended December 31, 2008 versus Year Ended December 31, 2007

Cemetery Operations

Cemetery Revenues

Cemetery revenues were $159.5 million in 2008, an increase of $25.0 million, or 18.5% as compared to $134.5 million in 2007.

Cemetery revenues from pre-need sales, including interest income from pre-need installment contracts and investment income from trusts, were $93.7 million in 2008, an increase of $6.4 million, or 7.3%, as compared to $87.3 million in 2007.

Cemetery revenues from pre-need sales are recognized when the underlying merchandise is delivered or service is performed. Periodic changes in pre-need revenues are not necessarily indicative of changes in either the volume or pricing on pre-need contracts originated during the period but rather changes in the timing of when merchandise is delivered or services are performed.

The following table reconciles the value of actual sales made plus interest income from pre-need installment contracts and investment income from trusts to cemetery revenues for 2007 and 2008:

	Year ended December 31,
	2007	2008
	(in thousands)
Total value of contracts written	$71,427	$91,054
Interest income on pre-need sales	4,710	5,384
Investment income from merchandise trusts	16,538	8,635
Investment income from perpetual care trusts	12,837	13,677

Subtotal	105,512	118,750

Increase in deferred revenues on sales	(9,441)	(22,985)
Increase in deferred revenues on merchandise trust investment income	(8,748)	(2,030)

Pre-need sales	$87,323	$93,735

The total value of contracts written increased $19.6 million, or 27.5%, to $91.0 million in 2008 from $71.4 million in 2007. Major increases included lots ($6.4 million), grave openings ($4.0 million), markers ($2.9 million), vaults ($1.8 million), caskets ($1.2 million) and niches ($1.1 million). All of these increases were primarily related to the December 2007 acquisition of 45 cemeteries from Service Corporation International.

Interest income on pre-need sales increased $0.7 million, or 14.9%, to $5.4 million in 2008 from $4.7 million in 2007. The increase was primarily due to the increased volume of sales and accounts receivable outstanding.

Investment income from the merchandise trust decreased by $7.9 million, or 47.8%, to $8.6 million in 2008 from $16.5 million in 2007. The decrease was primarily due to third and fourth quarter 2007 asset sales that resulted in realized gains.

Investment income from the perpetual care trust increased by $0.8 million, or 6.3%, to $13.7 million in 2008 from $12.8 million in 2007. The increase was primarily due to an increase in the cost basis of trust assets due to the acquisition of additional perpetual care trust assets from our December 2007 acquisition.

Cemetery revenues from at-need sales increased $19.6 million, or 43.7%, to $64.3 million in 2008 from $44.7 million in 2007. Major increases included grave openings and closings ($6.2 million), markers and bases ($6.2 million), lots ($3.0 million), and vaults ($1.6 million). All of these increases were primarily related to the December 2007 acquisition of 45 cemeteries from Service Corporation International.

Other cemetery revenues decreased by $1.0 million, or 40.0%, to $1.5 million in 2008 from $2.5 million in 2007 due to 2007 asset sales totaling $1.3 million. There were no material asset sales in 2008.

Costs of Goods Sold

Cost of goods sold was $22.9 million in 2008, an increase of $3.2 million, or 16.3%, as compared to $19.7 million in 2007. As a percentage of cemetery revenues, cost of goods sold was 14.3% in 2008, a decrease of 0.3 points from 14.6% in 2007. The decrease in cost of goods sold as a percentage of cemetery revenue was attributable to a change in product mix delivered during 2008 compared to 2007.

Cemetery Expense

Cemetery expense was $41.7 million in 2008, an increase of $10.9 million, or 35.4%, as compared to $30.8 million in 2007. The increase was primarily due to an increase in cemetery personnel related costs ($6.1 million), maintenance ($2.0 million), utilities ($1.0 million) and fuel costs ($0.6 million), all of which were related to the addition of 45 cemeteries that we acquired in December of 2007.

Selling Expense

Total selling expense was $34.8 million in 2008, an increase of $5.6 million, or 19.0%, as compared to $29.2 million in 2007. The increase was primarily due to an increase in sales commissions ($2.7 million), other personnel costs ($1.5 million), advertising and telephone ($0.9 million) and a number of smaller changes, which are in turn due to the increase in pre-need sales revenue. Sales commissions as a percentage of pre-need revenues were 13.5% and 11.4% for 2008 and 2007 respectively. The increase was caused by a change in product mix delivered.

General and Administrative Expense

General and administrative expense was $21.4 million in 2008, an increase of $5.7 million, or 36.3%, as compared to $15.7 million in 2007. The increase was primarily attributable to an increase in personnel expense ($3.3 million), corporate insurance ($0.7 million) and professional fees ($0.4 million) all of which were related to the December 2007 acquisition of 45 cemeteries.

Funeral Home Revenues and Expenses

Funeral home revenues were $24.0 million in 2008, an increase of $13.2 million, or 122.3%, as compared to $10.8 million in 2007. The primary reason for the increase was the December 2007 acquisition of 30 funeral homes. Funeral home expenses were $19.0 million in 2008, an increase of $10.6 million, or 126.4%, as compared to $8.4 million in 2007 which was related to the December 2007 acquisition of 30 funeral homes.

Corporate Overhead

Corporate overhead was $21.3 million in 2008, a decrease of $3.7 million, or 14.8%, as compared to $25.0 million in 2007. The decrease was primarily related to reduced unit-based compensation costs ($2.5 million) and a decrease in bonuses of $3.2 million offset by an increase in a number of small items that by themselves were not material.

Depreciation and Amortization

Depreciation and amortization was $5.0 million in 2008, an increase of $1.1 million, or 29.2%, as compared to $3.9 million in 2007. This was primarily due to the depreciation of assets related to the December 2007 acquisition of 45 cemeteries and 30 funeral homes.

Operating profit

Operating profit was $17.3 million in 2008, an increase of $4.7 million, or 37.2%, compared to $12.6 million in 2007. The increase was related to the increase in our recognized revenues ($38.1 million or 26.2%) exceeding our increase in our expense base ($33.4 million or 25.2%).

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

Interest Expense

Interest expense was $12.7 million in 2008, an increase of $3.6 million, or 40.1%, as compared to $9.1 million in 2007. The increase was primarily due to an increase in the average amount of debt outstanding during the period.

Provision (Benefit) for Income Taxes

The provision for income taxes was approximately $0.1 million in 2008 compared to $0.6 million in 2007. The decrease was primarily due to a decrease in deferred tax expenses ($0.6 million) and a slight increase in current taxable income at our corporate subsidiaries.

Net Income

Net income was approximately $4.6 million during 2008, an increase of $1.8 million, or 64.3%, as compared to $2.8 million in 2007. The increase was primarily attributable to the aforementioned $4.7 million increase in operating profit and $0.5 million decrease in tax expenses offset by the $3.6 million increase in interest expense, all of which are discussed above.

Segment Discussion

Revenues, operating earnings and earnings before taxes increased for Cemetery Operations-West in 2008 compared to 2007 primarily due to the December 2007 acquisition of 45 cemeteries. Revenues and operating earnings increased while earnings before taxes slightly decreased for Cemetery Operations—Southeast in 2008 compared to 2007. The increase in revenues and operating earnings were primarily due to the December 2007 acquisition of 45 cemeteries. The decrease in earnings before taxes was caused by an increase in the allocation of interest expense and depreciation and amortization to this segment in excess of the increase in operating earnings. Revenues, operating earnings and earnings before taxes decreased for Cemetery Operations—Northeast in 2008 compared to 2007 primarily due to a decrease in merchandise trust income, which was in turn caused by realized gains recognized in 2007. Revenues, operating earnings and earnings before taxes increased for Funeral Homes in 2008 compared to 2007 primarily due to the December 2007 acquisition of 30 funeral homes.

Year Ended December 31, 2007 versus Year Ended December 31, 2006

Cemetery Operations

Cemetery Revenues

Cemetery revenues were $134.5 million in 2007, an increase of $25.5 million, or 23.4%, as compared to $109.0 million in 2006.

Cemetery revenues from pre-need sales, including interest income from pre-need installment contracts and investment income from trusts, were $87.3 million in 2007, an increase of $18.2 million, or 26.5%, as compared to $69.1 million in 2006.

Cemetery revenues from pre-need sales are recognized when the underlying merchandise is delivered or service is performed. Periodic changes in pre-need revenues are not necessarily indicative of changes in either the volume or pricing on pre-need contracts originated during the period but rather changes in the timing of when merchandise is delivered or services are performed.

The following table reconciles the value of actual sales made plus interest income from pre-need installment contracts and investment income from trusts to cemetery revenues for 2006 and 2007:

	Year ended December 31,
	2006	2007
	(in thousands)
Total sales originated	$60,987	$71,427
Interest income on pre-need sales	4,114	4,710
Investment income from merchandise trusts	8,353	16,538
Investment income from perpetual care trusts	9,501	12,837

Subtotal	82,955	105,512

Increase in deferred revenues on sales	(11,634)	(9,441)
Increase in deferred revenues on merchandise trust investment income	(2,311)	(8,748)

Pre-need sales	$69,010	$87,323

Total sales originated increased $10.4 million, or 17.1%, to $71.4 million in 2007 from $61.0 million in 2006. Major increases included grave openings ($2.6 million), lots ($2.3 million), markers ($2.2 million), vaults ($2.0 million) and caskets ($0.7 million). The increases were primarily due to a full year contribution in 2007 of properties acquired in 2006.

Interest income on pre-need sales increased $0.6 million, or 14.5%, to $4.7 million in 2007 from $4.1 million in 2006. The increase was primarily due to the increased volume of sales and accounts receivable outstanding.

Investment income from the merchandise trust increased by $8.2 million, or 98.0%, to $16.5 million in 2007 from $8.3 million in 2006. The increase was primarily due to third and fourth quarter 2007 asset sales that resulted in realized gains.

Investment income from the perpetual care trust increased by $3.3 million, or 34.7%, to $12.8 million in 2007 from $9.5 million in 2006. The increase was primarily due to an increase in the cost basis of trust assets.

Cemetery revenues from at-need sales increased $7.0 million, or 18.6%, to $44.7 million in 2007 from $37.7 million in 2006. Major increases included markers and bases ($2.9 million), grave openings and closings ($2.2 million), lots ($0.7 million) and vaults ($0.6 million). The increases were primarily due to a full year contribution in 2007 of properties acquired in 2006.

Other cemetery revenues increased by $0.3 million, or 13.6%, to $2.5 million in 2007 from $2.2 million in 2006 due to a number of small and insignificant differences.

Costs of Goods Sold

Cost of goods sold was $19.7 million in 2007, an increase of $5.0 million, or 33.9%, as compared to $14.7 million in 2006. As a percentage of cemetery revenues, cost of goods sold was 14.6% in 2007, an increase of 1.1 points from 13.5% in 2006. The decrease in cost of goods sold as a percentage of cemetery revenue was attributable to a change in product mix delivered during 2007 as compared to 2006.

Cemetery Expense

Cemetery expense was $30.8 million in 2007, an increase of $6.5 million, or 26.7%, as compared to $24.3 million in 2006. The increase was primarily due to an increase in cemetery personnel related costs ($3.1 million), maintenance and supplies ($1.5 million), utilities ($0.4 million) and real estate taxes ($0.4 million), all of which were primarily related to the full year contribution in 2007 of properties acquired in 2006.

Selling Expense

Total selling expense was $29.2 million in 2007, an increase of $6.0 million, or 25.8%, as compared to $23.2 million in 2006. The increase was primarily due to an increase in sales commissions ($2.1 million), other personnel costs ($3.0 million), and a number of smaller changes, which are in turn due to the increase in pre-need sales revenue. Sales commissions as a percentage of pre-need revenues were 11.4% for both 2007 and 2006 respectively.

General and Administrative Expense

General and administrative expense was $15.7 million in 2007, an increase of $2.9 million, or 22.7%, as compared to $12.8 million in 2006. The increase was primarily attributable to an increase in personnel expense ($1.7 million), data processing fees ($0.3 million), and a number of smaller changes, all of which were primarily related to the full year contribution in 2007 of properties acquired in 2006.

Funeral Home Revenues and Expenses

Funeral home revenues were $10.8 million in 2007, an increase of $4.7 million, or 77.0%, as compared to $6.1 million in 2006. The primary reason related to the full year contribution in 2007 of properties acquired in 2006. Funeral home expenses were $8.4 million in 2007, an increase of $3.6 million, or 75.0%, as compared to $4.8 million in 2006 which was related to the full year contribution in 2007 of properties acquired in 2006.

Corporate Overhead

Corporate overhead was $25.0 million in 2007, an increase of $5.2 million, or 26.3%, as compared to $19.8 million in 2006. The increase was primarily related to increased unit-based compensation costs ($3.5 million) and other small increases.

Depreciation and Amortization

Depreciation and amortization was $3.9 million in 2007. This was a slight increase from $3.5 million in 2006 and was primarily due to the full year contribution in 2007 of properties acquired in 2006.

Operating profit

Operating profit was $12.6 million in 2007, an increase of $0.7 million, or 5.7%, compared to $11.9 million in 2006. The increase was related to the increase in our recognized revenues ($30.2 million or 26.2%) exceeding our increase in our expense base ($29.5 million or 28.6%).

The increase in revenues and expenses were primarily attributable to the reasons discussed above in each specific category.

Interest Expense

Interest expense was $9.1 million in 2007, an increase of $1.6 million, or 21.3%, as compared to $7.5 million in 2006. The increase was primarily due to an increase in the average amount of outstanding debt outstanding during the period.

Provision (Benefit) for Income Taxes

The provision for income taxes was approximately $0.6 million in 2007 as compared to $1.4 million in 2006, due to a decrease in taxable income year over year.

Net Income

Net income was $2.8 million during 2007, a decrease of $0.2 million, or 8.4%, as compared to $3.0 million during 2006. The decrease was primarily attributable to the aforementioned $0.7 million increase in operating profit and the $0.8 million decrease in income tax expenses offset by the $1.6 million increase in interest expense, all of which are discussed above and approximately $0.2 million incurred in 2007 related to the refinancing of our debt.

Segment Discussion

Revenues, operating earnings and earnings before taxes increased for Cemetery Operations—West and Cemetery Operations—Southeast in 2007 compared to 2006 primarily due to the September 2006 acquisition of 21 cemeteries. These cemeteries provided a full year contribution in 2007 as opposed to a three month contribution in 2006. Revenues, operating earnings and earnings before taxes increased in Cemetery Operations—Northeast in 2007 compared to 2006 primarily due to improved performance in our merchandise and perpetual care trusts. Revenues, operating earnings and earnings before taxes increased for Funeral Homes in 2007 compared to 2006 primarily due to the September 2006 acquisition of 14 funeral homes. These funeral homes provided a full year contribution in 2007 as opposed to a three month contribution in 2006.

Liquidity and Capital Resources

Overview

Our primary short-term liquidity needs are to fund general working capital requirements, repay our Series A notes, service our debt and make routine maintenance capital improvements. We will need additional liquidity to construct mausoleum and lawn crypts on the grounds of our cemetery properties.

Our primary sources of liquidity are cash flow from operations and amounts available under our credit facilities as described below. In the past, we have been able to increase our liquidity through long-term bank borrowings and the issuance of additional common units and other partnership securities, including debt, subject to the restrictions in our credit facility and under our senior secured notes. Current economic conditions make it difficult for companies to obtain funding in either the debt or equity markets. The current constraints in the capital markets may affect our ability to obtain funding through new borrowings or the issuance of equity in the public market or may significantly increase the cost to obtain such funding.

We believe that cash generated from operations and our borrowing capacity under our Credit Agreement, which is discussed below, will be sufficient to meet our working capital requirements as well as our anticipated capital expenditures for the foreseeable future.

In addition to macroeconomic conditions, our ability to satisfy our debt service obligations, fund planned capital expenditures, make acquisitions and pay distributions to partners will depend upon our future operating performance. Our operating performance is primarily dependent on the sales volume of customer contracts, the cost of purchasing cemetery merchandise that we have sold, the amount of funds withdrawn from merchandise trusts and perpetual care trusts and the timing and amount of collections on our pre-need installment contracts.

Long-term Debt

Acquisition Credit Facility and Revolving Credit Facility

On August 15, 2007, certain of our subsidiaries, (collectively, the “Borrowers”) entered into the Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. (“Bank of America”), other lenders, and Banc of America Securities LLC (“BAS”) (collectively, the “Lenders”). Capitalized terms which are not defined in this Annual Report on form 10-K shall have the same meaning assigned to such terms in the Credit Agreement.

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

The agreements governing the Revolving Credit Facility, the Acquisition Credit Facility and the senior secured notes contain restrictive covenants that, among other things, prohibit distributions upon defined events of default, restrict investments and sales of assets and require us to maintain certain financial covenants, including specified financial ratios. At December 31, 2008, we were in compliance with all debt covenants. However, a material decrease in our sales could cause us to breach certain of our financial covenants, such as the leverage ratio and the interest coverage ratio, under our credit facilities and senior secured notes. Any such breach could allow the lenders to accelerate (or create cross-default under) our debt which would have a material adverse effect on our business, financial condition or results of operations. We are currently in discussion with bank lenders regarding these ratios.

As of December 31, 2008, we had $27.9 million outstanding under the Credit Agreement.

Senior Secured Notes

On August 15, 2007, we entered into, along with certain of our subsidiaries, (collectively, the “Issuers”) the Amended and Restated Note Purchase Agreement (the “Note Purchase Agreement”) with Prudential Investment Management Inc., The Prudential Insurance Company of America, Prudential Retirement Insurance and Annuity Company, certain Affiliates of Prudential Investment Management Inc., iStar Financial Inc., SFT I, Inc., and certain Affiliates of iStar Financial Inc. (collectively, the “Note Purchasers”). Capitalized terms which are not defined in this Annual report on form 10-K shall have the same meaning assigned to such terms in the Note Purchase Agreement.

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

The Note Purchase Agreement contains restrictive covenants that, among other things, prohibit distributions upon defined events of default, restrict investments and sales of assets and require us to maintain certain financial covenants, including specified financial ratios. As of December 31, 2008, we were in compliance with all such covenants. However, a material decrease in our sales could cause us to breach certain of our financial covenants, such as the leverage ratio and the interest coverage ratio, under our credit facilities and senior secured notes. Any such breach could allow the lenders to accelerate (or create cross-default under) our debt which would have a material adverse effect on our business, financial condition or results of operations. We are currently in discussion with bank lenders regarding these ratios.

Series A Notes

Our Series A Notes mature and become due on September 20, 2009. Accordingly, the principal amount of this debt ($80 million) is classified as a current liability in our financial statements.

On February 25, 2009, we, along with certain of our affiliates, entered into a commitment letter dated February 24, 2009 and a fee letter dated February 24, 2009 with Bank of America and BAS. Pursuant to the commitment letter, Bank of America agreed, subject to a number of conditions, to act as the sole administrative agent for a $90 million increase to our credit agreement (the “Increase”), consisting of (i) up to an additional

$80 million in the acquisition credit facility and (ii) an additional $10 million in the revolving credit facility. As of March 24, 2009, a syndicate of lenders (collectively, along with Bank of America, the “Lenders”) have committed, subject to a number of conditions, to lend $63 million of the Increase to the acquisition credit facility (the “Committed Increase”). On March 25, 2009, we received a consent from the Lenders to utilize any funds outstanding under our acquisition credit facility to repay our Series A Notes when such notes become due.

As of December 31, 2008, we had approximately $23.4 million available under our acquisition credit facility. After giving pro forma effect to the Committed Increase, we would have approximately $86.4 million (before any fees and expenses) (the “Revised Acquisition Credit Facility Balance”) available under our acquisition credit facility. It is our intention to utilize these funds to repay our Series A Notes when such notes becomes due. Utilization of any amounts available under our acquisition credit facility to repay our Series A Notes will negatively impact our ability to make acquisitions.

We believe that the Revised Acquisition Credit Facility Balance will be sufficient to repay our Series A Notes when the notes becomes due.

Cash Flow from Operating Activities

Cash flows provided by operating activities were $21.1 million in 2008, an increase of $2.1 million, or 11.4%, compared to $19.0 million in 2007.

Cash flows from operations in 2008 and 2007 significantly outpaced our net income ($4.6 million and $2.8 million, respectively) during the same periods. This is in large part attributable to the fact that various cash inflows for payments of amounts due under pre-need sales contracts were not as of yet recognized as revenues as we had not as of yet met the delivery criteria for revenue recognition. Although there is no assurance, we expect that the trend of operating cash flows outpacing net income will continue into the foreseeable future.

Cash flows provided by operating activities were $18.3 million in 2006, this was slightly less ($0.7 million, or 3.8%), than the 2007 amount.

As with 2008 and 2007, cash flows from operations in 2006 significantly outpaced our net income ($3.0 million) during the same periods. This was also in large part attributable to the fact that various cash inflows for payments of amounts due under pre-need sales contracts were not as of yet recognized as revenues as we had not as of yet met the delivery criteria for revenue recognition.

Cash Flow from Investing Activities

Net cash used in investing activities was $17.0 million during 2008, a decrease of $69.8 million, or 80.4%, compared to $86.8 million during 2007. Cash flows used for investing activities during 2008 were primarily utilized for acquisitions made in the first, third and fourth quarters, for capital expenditures related to our new corporate headquarters located in Levittown, Pennsylvania and to fund a purchase price guarantee related to our December 2007 acquisition of 45 cemeteries and 30 funeral homes while cash flows used for investing activities in 2007 were primarily related to our December 2007 acquisition of 45 cemeteries and 30 funeral homes.

Net cash used in investing activities was $14.6 million in 2006. This amount was more in line with the 2008 amount and is reflective of the fact that cash spent on acquisitions was not nearly as significant as it was in 2007.

Cash Flow from Financing Activities

Net cash used in financing activities was $10.8 million during 2008, as opposed to net cash flows provided of $71.7 million in 2007. The 2008 use of cash was primarily for partner distributions ($25.7 million) offset by increased borrowings on our working capital line to fund pre-need sales growth of $14.7 million. The 2007 net cash inflow was primarily due to sales of partner units ($50.8 million) and increased borrowings ($42.7 million) offset by partner distributions of $18.7 million. The proceeds from the sale of units and increased borrowings were in large part used to fund the December 2007 acquisition of 45 cemeteries and 30 funeral homes.

Net cash used in financing activities was $0.7 million during 2006. The 2006 use of cash was primarily for partner distributions ($17.3 million) offset by increased borrowings of $16.5 million on our working capital line to fund pre-need sales growth.

Intercreditor and Collateral Agency Agreement

In connection with the closing of our credit facilities and the private placement of the notes we entered into, along with our general partner, certain of our subsidiaries, the lenders under the credit facility, the holders of the notes and Fleet National Bank, as collateral agent, an intercreditor and collateral agency agreement setting forth the rights and obligations of the parties to the agreement as they relate to the collateral securing the Credit Facility and the Senior Secured Notes.

Capital Expenditures

The following table summarizes total maintenance capital expenditures and expansion capital expenditures, including for the construction of mausoleums and for acquisitions, for the periods presented:

	Year ended December 31,
	2006	2007	2008
	(In thousand’s)
Maintenance capital expenditures	$2,059	$3,051	$4,809
Expansion capital expenditures	14,657	83,726	12,237

Total capital expenditures	$16,716	$86,777	$17,046

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

Off Balance Sheet Arrangements, Contractual Obligations and Contingencies

We have assumed various financial obligations and commitments in the ordinary course of conducting our business. We have contractual obligations requiring future cash payments related to debt maturities, interest on debt, operating lease agreements, and liabilities to purchase merchandise related to our in force pre-need sales contracts.

A summary of our total contractual obligations as of December 31, 2008 is presented in the table below:

	Year ended December 31,
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousand’s)
Debt (1)	$188,469	$90,620	$97,849	$—	$—
Operating leases	11,575	1,885	4,499	2,700	2,491
Merchandise liabilities (2)	75,977	—	—	—	—

Total	$276,021	$92,505	$102,348	$2,700	$2,491

(1)	Represents obligations (including interest) under the Senior Secured Notes and Credit Agreement. Payments of line of credit principal amounts and variable interest payments have been estimated.
(2)	Total cannot be seperated into periods because we are unable to anticipate when the merchandise will be needed.

We had no off-balance sheet arrangements as of December 31, 2007 or 2008.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

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

Interest-bearing Investments.    Our fixed-income securities subject to market risk consist primarily of investments in our merchandise trusts and perpetual care trusts. As of December 31, 2008, the fair value of fixed-income securities in our merchandise trusts represented 14.8% of the fair value of total trust assets while the fair value of fixed-income securities in our perpetual care trusts represented 20.0% of the fair value of total trust assets. The aggregate quoted fair value of these fixed-income securities was $23.9 million and $30.5 million in merchandise trusts and perpetual care trusts, respectively, as of December 31, 2008. Each 1% change in interest rates on these fixed-income securities would result in changes of approximately $239,000 and $305,000 in the fair market value of the assets in our merchandise trusts and perpetual care trusts, respectively, based on discounted expected future cash flows. If these securities are held to maturity, no change in fair market value will be realized.

Our money market and other short-term investments subject to market risk consist primarily of investments in our merchandise trusts and perpetual care trusts. As of December 31, 2008, the fair value of money market and short-term investments in our merchandise trusts represented 16.7% of the fair value of total trust assets while the fair value of money market and other short-term investments in our perpetual care trusts represented 13.9% of the fair value of total trust assets. The aggregate quoted fair value of these fixed-income securities was $26.9 million and $21.2 million in merchandise trusts and perpetual care trusts, respectively, as of December 31, 2008. Each 1% change in interest rates on these fixed-income securities would result in changes of approximately $269,000 and $212,000 in the fair market value of the assets in our merchandise trusts and perpetual care trusts, respectively.

Marketable Equity Securities.    Our marketable equity securities subject to market risk consist primarily of investments held in our merchandise trusts and perpetual care trusts. These assets consist of investments in both individual equity securities as well as closed and open ended mutual funds. As of December 31, 2008, the fair value of marketable individual equity securities in our merchandise trusts represented 18.1% of the fair value of total trust assets while the fair value of marketable equity securities in our perpetual care trusts represented 15.1% of total trust assets. The aggregate quoted fair market value of these marketable individual equity securities was $29.2 million and $23.1 million in merchandise trusts and perpetual care trusts, respectively, as of December 31, 2008, based on final quoted sales prices. Each 10% change in the average market prices of the individual equity securities would result in a change of approximately $2.9 million and $2.3 million in the fair market value of securities held in merchandise trusts and perpetual care trusts, respectively. As of December 31, 2008, the fair value of marketable closed and open ended mutual funds in our merchandise trusts represented 50.5% of the fair value of total trust assets while the fair value of closed and open ended mutual funds in our perpetual care trusts represented 51.0% of total trust assets. The aggregate quoted fair market value of these closed and open ended mutual funds was $81.6 million and $77.9 million in merchandise trusts and perpetual care trusts, respectively, as of December 31, 2008, based on final quoted sales prices. Each 10% change in the average market prices of the closed and open ended mutual funds would result in a change of approximately $8.2 million and $7.8 million in the fair market value of securities held in merchandise trusts and perpetual care trusts, respectively.

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

We recognize the challenges we face in achieving our investment objectives in light of the uncertainties and complexities of contemporary investment markets. Furthermore, we recognize that, in order to achieve the stated long-term objectives, we may have short-term declines in market value. Given the need to maintain consistent values in the portfolio, we have attempted to develop a strategy which is likely to maximize returns and earnings without experiencing overall declines in value in excess of 3% over any 12-month period. We were not able to achieve this objective in 2008 due to macroeconomic conditions beyond our control.

In order to consistently achieve the stated return objectives within our tolerance for risk, we use a strategy of allocating appropriate portions of our portfolio to a variety of asset classes with attractive risk and return characteristics, and low to moderate correlations of returns. See the notes to our consolidated financial statements for a breakdown of the assets held in our merchandise trusts and perpetual care trusts by asset class.

Debt Instruments.    Our Acquisition Credit Facility and Revolving Credit Facility bear interest at a floating rate, based on LIBOR, which is adjusted quarterly. These credit facilities will subject us to increases in interest expense resulting from movements in interest rates. As of December 31, 2008, we had outstanding borrowings of $17.6 million under our Acquisition Credit Facility and $10.3 million under our Revolving Credit Facility.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of StoneMor Partners GP LLC and Unitholders of StoneMor Partners L.P.

Levittown, Pennsylvania

We have audited the accompanying consolidated balance sheets of StoneMor Partners L.P. and subsidiaries (the “Company”) as of December 31, 2007 and 2008, and the related consolidated statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of StoneMor Partners L.P. and subsidiaries as of December 31, 2007 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

March 31, 2009

StoneMor Partners L.P.

Consolidated Balance Sheets

(in thousands)

	December 31, 2007	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$13,800	$7,068
Accounts receivable, net of allowance	32,063	33,090
Prepaid expenses	2,707	3,422
Other current assets	10,298	14,477

Total current assets	58,868	58,057

Long-term accounts receivable—net of allowance	40,081	42,309
Cemetery property	187,552	228,499
Property and equipment, net of accumulated depreciation	53,929	49,615
Merchandise trusts, restricted, at fair value	228,615	161,605
Perpetual care trusts, restricted, at fair value	208,579	152,797
Deferred financing costs—net of accumulated amortization	3,317	2,425
Deferred selling and obtaining costs	35,836	41,795
Deferred tax assets	—	138
Other assets	85	1,000

Total assets	$816,862	$738,240

Liabilities and partners’ capital
Current liabilities
Accounts payable and accrued liabilities	$24,180	$25,702
Accrued interest	677	659
Current portion, long-term debt	386	80,478

Total current liabilities	25,243	106,839

Other long-term liabilities	—	1,837
Long-term debt	145,778	80,456
Deferred cemetery revenues, net	220,942	193,017
Deferred tax liabilities	—	7,928
Merchandise liability	79,574	75,977

Total liabilities	471,537	466,054

Commitments and contingencies
Non-controlling interest in perpetual care trusts	208,579	152,797

Partners’ capital
General partner	2,737	2,271
Limited partners:
Common	118,598	111,052
Subordinated	15,411	6,066

Total partners’ capital	136,746	119,389

Total liabilities and partners’ capital	$816,862	$738,240

See Accompanying Notes to the Consolidated Financial Statements.

StoneMor Partners L.P.

Consolidated Statement of Operations

(in thousands, except unit data)

	2006	2007	2008
Revenues:
Cemetery
Merchandise	$58,219	$74,509	$90,968
Services	25,555	28,547	36,894
Investment and other	25,221	31,476	31,623
Funeral home
Merchandise	2,696	4,655	9,249
Services	3,422	6,127	14,714

Total revenues	115,113	145,314	183,448

Costs and Expenses:
Cost of goods sold (exclusive of depreciation shown separately below):
Perpetual care	3,109	3,553	4,326
Merchandise	11,583	16,118	18,556
Cemetery expense	24,344	30,767	41,651
Selling expense	23,186	29,245	34,806
General and administrative expense	12,801	15,684	21,372
Corporate overhead (including $1,212, $4,741 and $2,262 in unit-based compensation for 2006, 2007 and 2008 respectively)	19,795	24,991	21,293
Depreciation and amortization	3,501	3,891	5,029
Funeral home expense
Merchandise	1,004	1,575	3,684
Services	2,285	4,198	9,073
Other	1,547	2,649	6,308

Total cost and expenses	103,155	132,671	166,098

Operating profit	11,958	12,643	17,350
Expenses related to refinancing	—	157	—
Interest expense	7,491	9,075	12,714

Income before income taxes	4,467	3,411	4,636
Income taxes
State	438	398	304
Federal	989	227	(224)

Total income taxes	1,427	625	80

Net income	$3,040	$2,786	$4,556

General partner’s interest in net income for the period	$60	$56	$91
Limited partners’ interest in net income for the period
Common	$1,549	$1,512	$3,325
Subordinated	$1,430	$1,218	$1,140
Net income per limited partner unit (basic and diluted)	$.34	$.30	$.38
Weighted average number of limited partners’ units outstanding (basic and diluted)	8,831	9,107	11,809

See Accompanying Notes to the Consolidated Financial Statements.

StoneMor Partners L.P.

Consolidated Statement of Partners’ Capital

(in thousands)

	Partners’ Capital				Total
	Limited Partners			General Partner
	Common	Subordinated	Total
Balance, January 1, 2006	$73,053	$34,998	$108,051	$1,549	$109,600

Proceeds from units issued in acquisition	5,875	—	5,875	—	5,875
General partner contribution	—	—	—	120	120
Net income	1,549	1,430	2,980	60	3,040
Cash distribution	(8,777)	(8,222)	(16,999)	(347)	(17,346)

Balance, December 31, 2006	71,700	28,206	99,907	1,382	101,288
Proceeds from public offering	49,714	—	49,714	—	49,714
General partner contribution	—	—	—	1,074	1,074
Conversion of subordinated units to common	5,407	(5,407)	—	—	—
General partner equity grant	—	—	—	609	609
Net income	1,512	1,218	2,730	55	2,786
Cash distribution	(9,736)	(8,606)	(18,342)	(383)	(18,725)

Balance, December 31, 2007	118,597	15,411	134,009	2,737	136,746

General partner contribution	—	—	—	86	86
Net income	3,325	1,140	4,465	91	4,556
Cash distribution	(18,277)	(6,738)	(25,015)	(643)	(25,658)
Vested employee units	3,822	—	3,822	—	3,822
Proceeds from units issued in acquisition	500	—	500	—	500
Conversion of subordinated to common units	3,745	(3,745)	—	—	—
Acquisition unit price guarantee	(661)	—	(661)	—	(661)

Balance, December 31, 2008	$111,052	$6,066	$117,118	$2,271	$119,389

See Accompanying Notes to the Consolidated Financial Statements.

StoneMor Partners L.P.

Consolidated Statement of Cash Flows

(in thousands)

	2006	2007	2008
Operating activities:
Net income	$3,040	$2,786	$4,556
Adjustments to reconcile net income to net cash provided by operating activity:
Cost of lots sold	4,605	4,382	5,306
Depreciation and amortization	3,501	3,891	5,029
Unit-based compensation	1,212	4,741	2,262
Other non cash	453	—	—
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	5,990	(2,430)	(6,678)
Allowance for doubtful accounts	1,225	10	513
Merchandise trust fund	(3,517)	(5,223)	(453)
Prepaid expenses	(385)	196	963
Other current assets	(3,020)	(3,591)	(4,639)
Other assets	862	159	(696)
Accounts payable and accrued and other liabilities	4,441	7,717	4,456
Deferred selling and obtaining costs	(3,118)	(2,162)	(5,959)
Deferred cemetery revenue	11,159	15,668	22,414
Deferred taxes (net)	—	—	(564)
Merchandise liability	(8,109)	(7,171)	(5,366)

Net cash provided by operating activities	18,339	18,973	21,144

Investing activities:
Cost associated with potential acquisitions	(219)	(2,230)	(1,579)
Additions to cemetery property	(3,398)	(2,589)	(4,376)
Purchase of subsidiaries, net of common units issued	(11,040)	(78,907)	(5,621)
Divestiture of funeral home	2,091	—	—
Acquisition unit-price guarantee	—	—	(661)
Acquisitions of property and equipment	(2,059)	(3,051)	(4,809)

Net cash used in investing activities	(14,625)	(86,777)	(17,046)

Financing activities:
Cash distribution	(17,346)	(18,724)	(25,658)
Additional borrowings on long-term debt	17,522	76,674	33,188
Repayments of long-term debt	(1,021)	(34,000)	(18,446)
Sale of partner units	120	50,788	86
Cost of financing activities	—	(3,048)	—

Net cash used in financing activities	(725)	71,690	(10,830)

Net increase (decrease) in cash and cash equivalents	2,989	3,886	(6,732)
Cash and cash equivalents—Beginning of period	6,925	9,914	13,800

Cash and cash equivalents—End of period	$9,914	$13,800	$7,068

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$7,390	$8,526	$12,732

Cash paid during the period for income taxes	$2,508	$3,484	$4,820

Non-cash investing and financing activities
Issuance of limited partner units for cemetery acquisition	$5,875	$—	$500

See Accompanying Notes to the Consolidated Financial Statements.

1.    NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

StoneMor Partners L.P. (“StoneMor”, the “Company” or the “Partnership”) is a provider of funeral and cemetery products and services in the death care industry in the United States. Through its subsidiaries, StoneMor offers a complete range of funeral merchandise and services, along with cemetery property, merchandise and services, both at the time of need and on a pre-need basis. As of December 31, 2008, the Partnership owned 218 and operated 232 cemeteries and 60 funeral homes in 25 states within the United States and Puerto Rico.

Basis of Presentation

The consolidated financial statements included in this form 10-K have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts of each of the Company’s subsidiaries. These statements also include the accounts of the merchandise and perpetual care trusts in which the Company has a variable interest and is the primary beneficiary. The operations of the 14 managed cemeteries that the Company operates under long-term management contracts are also consolidated in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46 revised (“FIN 46R”), Consolidation of Variable Interest Entities: an Interpretation of Accounting Research Bulletin (“ARB”) No. 51. Total revenues derived from the cemeteries under long-term management contracts totaled approximately $21.8 million, $22.0 million and $27.7 million in 2006, 2007 and 2008, respectively.

Summary of Significant Accounting Policies

The significant accounting policies followed by the Company are summarized below:

Cash and Cash Equivalents.    The Company considers all highly liquid investments purchased with a maturity of three months or less from the time they are acquired to be cash equivalents.

Cemetery Property.    Cemetery property consists of developed and undeveloped cemetery property and constructed mausoleum crypts and lawn crypts and is valued at cost, which is not in excess of market value.

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

Depreciation expense was $2.7 million, $2.9 million and $4.1 million in 2006, 2007 and 2008 respectively.

Inventories.    Inventories, classified as other current assets on the Company’s consolidated balance sheets, include cemetery and funeral home merchandise and are valued at the lower of cost or net realizable value. Cost is determined primarily on a specific identification basis on a first-in, first-out basis. Inventories were approximately $3.1 million and $3.4 million at December 31, 2007, and 2008, respectively.

Sales of Cemetery Merchandise and Services.    The Company sells its merchandise and services on both a pre-need and at-need basis. Sales of at-need cemetery services and merchandise are recognized as revenue when the service is performed or merchandise is delivered.

Pre-need sales are usually made on an installment contract basis. Contracts are usually for a period not to exceed 60 months with payments of principal and interest required. For those contracts that do not bear a market rate of interest, the Company imputes such interest (at a rate of 9.75% during the year ended December 31, 2007 and 9.0% during the year ended December 31, 2008) in order to segregate the principal and interest component of the total contract value.

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

The allowance for customer cancellations is established based on management’s estimates of expected cancellations and historical experiences and is currently approximately 10% of total contract values. Future cancellation rates may differ from this current estimate. Management will continue to evaluate cancellation rates and will make changes to the estimate should the need arise. Actual cancellations did not vary significantly from the estimates of expected cancellations at December 31, 2007 and 2008 respectively.

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

Pursuant to state law, a portion of the proceeds from pre-need sales of merchandise and services is put into trust (the “merchandise trust”) until such time that the Company meets the requirements for releasing trust principal, which is generally delivery of merchandise or performance of services. All investment earnings generated by the assets in the merchandise trusts (including realized gains and losses) are deferred until the associated merchandise is delivered or the services are performed. The fair value of the funds held in merchandise trusts at December 31, 2007 and December 31, 2008 was approximately $228.6 million and $161.6 million, respectively (see Note 5).

Sales of Funeral Home Services.    Revenue from funeral home services is recognized as services are performed and merchandise is delivered.

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

Perpetual Care Trusts.    Pursuant to state law, a portion of the proceeds from the sale of cemetery property is required to be paid into perpetual care trusts. All principal must remain in this trust into perpetuity while interest and dividends may be released and used to defray cemetery maintenance costs, which are expensed as incurred. Earnings from the perpetual care trusts are recognized in current cemetery revenues. The fair value of funds held in perpetual care trusts at December 31, 2007 and December 31, 2008 was $208.6 million and $152.8 million, respectively (see Note 6).

Deferred Cemetery Revenues, Net.    In addition to amounts deferred on new contracts, Deferred cemetery revenues, net, includes deferred revenues from pre-need sales that were entered into by entities prior to the acquisition of those entities by the Company, including entities that were acquired by Cornerstone Family Services, Inc. upon its formation in 1999. The Company provides for a reasonable profit margin for these deferred revenues (deferred margin) to account for the future costs of delivering products and providing services on pre-need contracts that the Company acquired through acquisition. Deferred margin amounts are deferred until the merchandise is delivered or services are performed.

Impairment of Long-Lived Assets.    The Company monitors the recoverability of long-lived assets, including cemetery property, property and equipment and other assets, based on estimates using factors such as current market value, future asset utilization, business and regulatory climate and future undiscounted cash flows expected to result from the use of the related assets. The Company’s policy is to evaluate an asset for impairment when events or circumstances indicate that a long-lived asset’s carrying value may not be recovered. An impairment charge is recorded to write-down the asset to its fair value if the sum of future undiscounted cash flows is less than the carrying value of the asset. No impairment charges were recorded in 2006, 2007 and 2008.

Other-than-temporary Impairment of Trust Assets.    The Company determines whether or not the assets in the merchandise and perpetual care trusts have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions, concerns related to the specific issuer and the Company’s ability and intent to hold the security until its value has been recovered. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its market value.

For assets held in the perpetual care trusts, any reduction in the cost basis due to an other-than-temporary impairment is offset with an equal and opposite reduction in the non-controlling interest in perpetual care trusts and has no impact in earnings.

For assets held in the merchandise trusts, any reduction in the cost basis due to an other-than-temporary impairment is recorded in deferred revenue.

The trust footnotes (notes 5 and 6) disclose the adjusted cost basis of the assets in the trust. This adjusted cost basis includes any adjustments to the original cost basis due to other-than-temporary impairments.

Net Income per Unit.    Basic net income per unit is determined by dividing net income, after deducting the amount of net income allocated to the general partner interest from its issuance date of September 20, 2004, by the weighted average number of units outstanding during the period. Diluted net income per unit is calculated in the same manner as basic net income per unit, except that the weighted average number of outstanding units is increased to include the dilutive effect of outstanding unit options or phantom unit options.

New Accounting Pronouncements.    In February 2007, the FASB issued SFAS No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities (“SFAS 159”), to permit all entities to choose to elect to measure eligible financial instruments at fair value. SFAS 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”). The Company adopted this guidance effective January 1, 2008 and did not elect the fair value option for any of its eligible assets or liabilities as of this date.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statement—amendments of ARB No. 51 (“SFAS 160”). SFAS 160 states that accounting and reporting for minority interests will be recharacterized as non-controlling interests and classified as a component of equity. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. The Company has evaluated the impact the adoption of SFAS No. 160 and has determined that it will have no effect on its consolidated financial statements.

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

In December 2008, the FASB issued FASB Staff Position No. FAS 140-4 and FIN 46 (R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP FAS 140-4”). FSP FAS 140-4 requires public entities to provide additional disclosures about transfers of financial assets. It also requires public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. FSP FAS 140-4 is effective in the first reporting period the ends after December 15, 2008. The Company has evaluated the disclosure requirements of FSP FAS 140-4 and has determined that we are in compliance with such requirements.

In December 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active (“FSP FAS 157-3”). The purpose of FSP FAS 157-3 was to clarify the application of SFAS 157 for a market that is not active. FSP FAS 157-3 did not change the objective of SFAS 157, which is the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The Company’s adoption of FSP FAS 157-3 for the year ended December 31, 2008 did not have a material effect on its financial position, results of operations or liquidity.

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

Reclassifications

Certain amounts in the consolidated financial statements for the years ended December 31, 2006 and 2007 have been reclassified to conform to the presentation in the financial statements for the year ended December 31, 2008.

2.    LONG-TERM ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

Long-term accounts receivable, net, consist of the following:

	As of December 31,
	2007	2008
	(in thousands)
Customer receivables	$94,733	$102,145
Unearned finance income	(11,049)	(12,983)
Allowance for contract cancellations	(11,540)	(13,763)

	72,144	75,399
Less: current portion—net of allowance	32,063	33,090

Long-term portion—net of allowance	$40,081	$42,309

Activity in the allowance for contract cancellations is as follows:

	For the Year Ended December 31,
	2006	2007	2008
	(in thousands)
Balance—Beginning of period	$9,261	$12,243	$11,540
Reserve on acquired contracts	926	115	1,884
Provision for cancellations	8,363	10,493	12,888
Charge-offs—net	(6,307)	(11,311)	(12,549)

Balance—End of period	$12,243	$11,540	$13,763

3.    CEMETERY PROPERTY

Cemetery property consists of the following:

	As of December 31,
	2007	2008
	(in thousands)
Developed land	$22,676	$26,558
Undeveloped land	129,380	156,467
Mausoleum crypts and lawn crypts	35,496	45,474

Total	$187,552	$228,499

4.    PROPERTY AND EQUIPMENT

Major classes of property and equipment follow:

	As of December 31,
	2007	2008
	(in thousands)
Building and improvements	$42,215	$44,801
Furniture and equipment	33,184	29,210

	75,399	74,011
Less: accumulated depreciation	(21,470)	(24,396)

Property and equipment—net	$53,929	$49,615

5.    MERCHANDISE TRUSTS

The cost and market value associated with the assets held in merchandise trusts at December 31, 2007 and December 31, 2008 were as follows:

As of December 31, 2007	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
	(in thousands)
Short-term investments	$23,071	$—	$—	$23,071
Fixed maturities:
U.S. Government and federal agency	3,720	32	(21)	3,731
U.S. State and local government agency	2,178	29	(9)	2,198
Corporate debt securities	3,896	11	(133)	3,774
Other debt securities	89,827	—	—	89,827

Total fixed maturities	99,621	72	(163)	99,530

Mutual funds—debt securities	31,611	612	(1,410)	30,813
Mutual funds—equity securities	47,242	111	(6,658)	40,695

Equity securities	36,082	1,314	(2,889)	34,507

Total	$237,627	$2,109	$(11,121)	$228,615

As of December 31, 2008	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
	(in thousands)
Short-term investments	$26,911	$—	$—	$26,911
Fixed maturities:
U.S. Government and federal agency	5,554	90	(15)	5,629
U.S. State and local government agency	4,477	40	(44)	4,473
Corporate debt securities	3,593	50	(490)	3,153
Other debt securities	10,655	—	—	10,655

Total fixed maturities	24,279	180	(549)	23,910

Mutual funds—debt securities	38,260	—	(9,913)	28,347
Mutual funds—equity securities	96,176	—	(42,959)	53,217

Equity securities	43,881	—	(14,661)	29,220

Total	$229,507	$180	$(68,082)	$161,605

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at December 31, 2008 is presented below:

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities:
U.S. Government and federal agency	$922	$15	$77	$—	$999	$15
U.S. State and local government agency	1,679	22	809	22	2,488	44
Corporate debt securities	1,162	241	1,069	249	2,231	490
Other debt securities	—	—	—	—	—	—

Total fixed maturities	3,763	278	1,955	271	5,718	549

Mutual funds—debt securities	7,196	583	21,151	9,330	28,347	9,913
Mutual funds—equity securities	14,136	15,397	39,081	27,562	53,217	42,959

Equity securities	9,974	5,606	18,552	9,055	28,526	14,661

Total	$35,069	$21,864	$80,739	$46,218	$115,808	$68,082

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

The Company has determined that there were 31 securities in the merchandise trust, with an aggregate cost of approximately $6.1 million, an aggregate market value of approximately $1.8 million, and a resulting aggregate impairment in value of approximately $4.3 million, wherein such impairment is considered to be other-than-temporary at December 31, 2008. Accordingly, the Company has adjusted the cost basis of each of these assets to their current value and offset this change against deferred revenue. This reduction in deferred revenue will be reflected in earnings in future periods as the underlying merchandise is delivered or the underlying service is performed.

A reconciliation of the Company’s merchandise trust activities for the years ended December 31, 2007 and 2008 is presented below:

Year ended December 31, 2007

Market Value @ 12/31/2006	Contributions	Distributions	Interest/ Dividends	Capital Gain Distributions	Realized Gain/ Loss	Taxes	Fees	Unrealized Change in Market Value	Change in Accrued Income	Market Value @ 12/31/2007
(in thousands)
$147,788	$125,199	$(45,229)	$7,870	$3,226	$5,414	$(1,037)	$(870)	$(13,955)	$209	$228,615

$147,788	$125,199	$(45,229)	$7,870	$3,226	$5,414	$(1,037)	$(870)	$(13,955)	$209	$228,615

Year ended December 31, 2008
Market Value @ 12/31/2007	Contributions	Distributions	Interest/ Dividends	Capital Gain Distributions	Realized Gain/ Loss(a)	Taxes	Fees	Unrealized Change in Market Value	Change in Accrued Income	Market Value @ 12/31/2008
(in thousands)
$228,615	$52,340	$(64,026)	$10,845	$641	$(5,981)	$(1,257)	$(1,173)	$(58,890)	$491	$161,605

$228,615	$52,340	$(64,026)	$10,845	$641	$(5,981)	$(1,257)	$(1,173)	$(58,890)	$491	$161,605

(a)	Includes $4,260 in losses for other-than-temporarily impaired assets.

The Company deposited approximately $26.6 million and $125.2 million and withdrew approximately $37.4 million and $45.2 million from the trusts during 2008 and 2007, respectively. During 2008, purchases and sales of securities available for sale included in trust investments were $303.5 million and $229.1 million, respectively. During 2007, purchases and sales of securities available for sale included in trust investments were $123.3 million and $152.3 million, respectively.

6.    PERPETUAL CARE TRUSTS.

The cost and market value associated with the assets held in perpetual care trusts at December 31, 2007 and December 31, 2008 were as follows:

As of December 31, 2007	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
	(in thousands)
Short-term investments	$13,955	$—	$—	$13,955
Fixed maturities:
U.S. Government and federal agency	7,625	78	(16)	7,687
U.S. State and local government agency	3,790	74	(8)	3,856
Corporate debt securities	15,314	73	(495)	14,892
Other debt securities	51,313	—	—	51,313

Total fixed maturities	78,042	225	(519)	77,748

Mutual funds—debt securities	46,795	68	(2,386)	44,477
Mutual funds—equity securities	50,166	263	(3,881)	46,548

Equity Securities	28,787	544	(3,480)	25,851

Total	$217,745	$1,100	$(10,266)	$208,579

As of December 31, 2008	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
	(in thousands)
Short-term investments	$21,236	$—	$—	$21,236
Fixed maturities:
U.S. Government and federal agency	9,993	236	(10)	10,219
U.S. State and local government agency	8,462	87	(72)	8,477
Corporate debt securities	13,104	141	(2,024)	11,221
Other debt securities	572	—	—	572

Total fixed maturities	32,131	464	(2,106)	30,489

Mutual funds—debt securities	56,836	175	(19,113)	37,898
Mutual funds—equity securities	74,084	—	(34,042)	40,042

Equity Securities	31,926	—	(8,794)	23,132

Total	$216,213	$639	$(64,055)	$152,797

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at December 31, 2008 held in perpetual care trusts is presented below:

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities:
U.S. Government and federal agency	$346	$25	$165	$1	$511	$26
U.S. State and local government agency	3,529	42	547	14	4,076	56
Corporate debt securities	4,568	945	4,446	1,079	9,014	2,024
Other debt securities	—	—	—	—	—	—

Total fixed maturities	8,443	1,012	5,158	1,094	13,601	2,106

Mutual funds—debt securities	1,040	50	34,169	19,063	35,209	19,113
Mutual funds—equity securities	2,055	3,012	37,987	31,030	40,042	34,042

Equity securities	3,887	1,795	18,812	6,999	22,699	8,794

Total	$15,425	$5,869	$96,126	$58,186	$111,551	$64,055

The Company determines whether or not the assets in the perpetual care trust have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its market value. Any reduction in the cost basis due to an other-than-temporary impairment is offset with an equal and opposite reduction in the non-controlling interest in perpetual care trusts reflected on our balance sheet and has no impact in earnings. The Company has determined that there were 20 securities in the perpetual care trust, with an aggregate cost of approximately $7.0 million, an aggregate market value of approximately $2.2 million, and a resulting aggregate impairment in value of approximately $4.8 million, wherein such impairment is considered to be other-than-temporary at December 31, 2008. Accordingly, the Company has adjusted the cost basis of each of these assets to their current value and offset this change against non-controlling interest in perpetual care trusts. There is no impact on net income or partners’ capital due to this adjustment.

A reconciliation of the Company’s perpetual care trust activities for the years ended December 31, 2007 and 2008 is presented below:

Year ended December 31, 2007

Market Value @ 12/31/2006	Contributions	Distributions	Interest/ Dividends	Capital Gain Distributions	Realized Gain/ Loss	Taxes	Fees	Unrealized Change in Market Value	Change in Accrued Income	Market Value @ 12/31/2007
(in thousands)
$168,631	$67,656	$(27,350)	$11,324	$2,112	$388	$738	$867	$(16,214)	$427	$208,579

$168,631	$67,656	$(27,350)	$11,324	$2,112	$388	$738	$867	$(16,214)	$427	$208,579

Year ended December 31, 2008

Market Value @ 12/31/2007	Contributions	Distributions	Interest/ Dividends	Capital Gain Distributions	Realized Gain/ Loss (a)	Taxes	Fees	Unrealized Change in Market Value	Change in Accrued Income	Market Value @ 12/31/2008
(in thousands)
$208,579	$23,212	$(31,298)	$14,809	$(81)	$(6,857)	$(716)	$(971)	$(54,250)	$370	$152,797

$208,579	$23,212	$(31,298)	$14,809	$(81)	$(6,857)	$(716)	$(971)	$(54,250)	$370	$152,797

(a)	Includes $4,757 in losses for other-than-temporarily impaired assets.

The Company deposited approximately $4.7 million and $67.7 million and withdrew approximately $9.6 million and $27.4 million from the trusts during 2008 and 2007, respectively. During 2008, purchases and sales of securities available for sale included in trust investments were $190.8 million and $140.2 million, respectively. During 2007, purchases and sales of securities available for sale included in trust investments were $237.2 million and $214.6 million, respectively.

The Company recorded income from perpetual care trusts of $13.7 million, $12.8 million and $9.5 million in 2008, 2007 and 2006 respectively.

7.    LONG-TERM DEBT

The Company had the following outstanding debt at:

	As of December 31,
	2007	2008
	(in thousands)
Insurance premium financing	$350	$432
Vehicle Financing	61	80
Acquisition Credit Facility, due September 2012 (interest rate—Libor + 3.25%)	6,253	17,622
Revolving Credit Facility, due September 2012 (interest rate—Libor + 3.25%)	7,000	10,300
Series A senior secured notes, due 2009 (interest rate—7.66%)	80,000	80,000
Series B senior secured notes, due 2012 (interest rate—9.34%)	35,000	35,000
Series C senior secured notes, due 2012 (interest rate—9.09%)	17,500	17,500

Total	146,164	160,934
Less current portion	386	80,478
Long-term portion	$145,778	$80,456

Acquisition Credit Facility and Revolving Credit Facility

On August 15, 2007, StoneMor Operating LLC (the “Operating Company”) and certain of its subsidiaries, (collectively, the “Borrowers”) entered into the Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. (“Bank of America”), other lenders, and Banc of America Securities LLC (collectively, the “Lenders”). Capitalized terms which are not defined in this Annual Report on Form 10-K shall have the same meaning assigned to such terms in the Credit Agreement.

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

The agreements governing the Revolving Credit Facility and the Acquisition Credit Facility contain restrictive covenants that, among other things, prohibit distributions upon defined events of default, restrict investments and sales of assets and require the Company to maintain certain financial covenants, including specified financial ratios. As of December 31, 2008, the Company was in compliance with all such covenants.

As of December 31, 2008, the Company had $27.9 million outstanding under the Credit Agreement.

Senior Secured Notes

On August 15, 2007, StoneMor GP, the Company, the Operating Company, and certain subsidiaries of the Operating Company (collectively, the “Issuers”) entered into the Amended and Restated Note Purchase Agreement (the “Note Purchase Agreement”) with Prudential Investment Management Inc., The Prudential Insurance Company of America, Prudential Retirement Insurance and Annuity Company, certain Affiliates of Prudential Investment Management Inc., iStar Financial Inc., SFT I, Inc., and certain Affiliates of iStar Financial Inc. (collectively, the “Note Purchasers”). Capitalized terms which are not defined in this Annual Report on Form 10-K shall have the same meaning assigned to such terms in the Note Purchase Agreement.

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

On December 21, 2007, pursuant to the Note Purchase Agreement, as amended, the Operating Company and its subsidiaries issued Senior Secured Series C Notes (the “Series C Notes” and together with Series A Notes, Series B Notes and the Shelf Notes are referred to as the “Notes”) in the aggregate principal amount of $17.5 million, due December 21, 2012.

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

The Note Purchase Agreement contains restrictive covenants that, among other things, prohibit distributions upon defined events of default, restrict investments and sales of assets and require the Company to maintain certain financial covenants, including specified financial ratios. As of December 31, 2008, the Company was in compliance with all such covenants.

Deferred financing costs were approximately $2.4 million at December 31, 2008, consisted of approximately $4.5 million of debt issuance costs less accumulated amortization of approximately $2.1 million. These costs were incurred in connection with the issuance of the Company’s senior secured notes during September 2004 and their amendment during August 2007.

Series A Notes

The Company’s Series A Notes mature and become due on September 20, 2009. Accordingly, the principal amount of this debt ($80 million) is classified as a current liability in the financial statements.

On February 25, 2009, the Company, along with certain of its affiliates, entered into a commitment letter dated February 24, 2009 and a fee letter dated February 24, 2009 with Bank of America and BAS. Pursuant to the commitment letter, Bank of America agreed, subject to a number of conditions, to act as the sole administrative agent for a $90 million increase to the Company’s credit agreement (the “Increase”), consisting of (i) up to an additional $80 million in the acquisition credit facility and (ii) an additional $10 million in the revolving credit facility. As of March 24, 2009, a syndicate of lenders (collectively, along with Bank of America, the “Lenders”) have committed, subject to a number of conditions, to lend $63 million of the Increase to the acquisition credit facility (the “Committed Increase”). On March 25, 2009, the Company received a consent from the Lenders to utilize any funds outstanding under the acquisition credit facility to repay the Series A Notes when such notes become due.

As of December 31, 2008, the Company had approximately $23.4 million available under its acquisition credit facility. After giving pro forma effect to the Committed Increase, the Company would have approximately $86.4 million (before any fees and expenses) (the “Revised Acquisition Credit Facility Balance”) available under the acquisition credit facility. It is the Company’s intention to utilize these funds to repay the Series A Notes when such notes becomes due. Utilization of any amounts available under the acquisition credit facility to repay the Series A Notes will negatively impact the Company’s ability to make acquisitions.

The Company believes that the Revised Acquisition Credit Facility Balance will be sufficient to repay the Series A Notes when the notes becomes due.

8.    INCOME TAXES

Effective with the closing of the Partnership’s initial public offering on September 20, 2004 (see Note 1), the Company was no longer a taxable entity for federal and state income tax purposes; rather, the Partnership’s tax attributes (except those of its corporate subsidiaries) are to be included in the individual tax returns of its partners.

The tax on our net income is borne by our general and limited partners. Net income for financial statement purposes may differ significantly from the taxable income of our partners as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under our partnership agreement. The aggregate difference in the basis of our net assets for financial and tax reporting purposes cannot be readily determined because information regarding each partner’s tax attributes is not available to us.

The tax returns of the Partnership are subject to examination by state and federal tax authorities. If such examinations result in changes to taxable income, the tax liability of the partners could be changed accordingly.

Components of the income tax provision (benefit) applicable to continuing operations for federal and state taxes are as follows:

	Years ended December 31,
	2006	2007	2008
	(in thousands)
Current provision:
Federal	$989	$227	$27
State	438	398	617

Total	1,427	625	644

Deferred provision:
Federal	—	—	(251)
State	—	—	(313)

Total	—	—	(564)

Total taxes	$1,427	$625	$80

The difference between the statutory federal income tax and our effective income tax is summarized as follows:

	Years ended December 31,
	2006	2007	2008
	(in thousands)
Computed tax provision at the applicable statutory tax rate	$1,563	$1,199	$1,611
State and local taxes net of federal income tax benefit	285	259	401
Tax exempt (income) loss	(538)	(371)	(199)
Change in valuation allowance	2,837	3,660	3,954
Partnership earnings not subject to tax	(2,687)	(4,155)	(5,970)
Permanent differences	—	—	283
Other	(33)	33	—

Income taxes	$1,427	$625	$80

Deferred tax assets and liabilities result from the following:

	2007	2008
	(in thousands)
Deferred tax assets
Prepaid expenses	$3,951	$3,005
State net operating loss	4,600	5,220
Federal net operating loss	19,146	23,182
Alternative minimum tax credit	36	66
Unrealized losses	3,632	27,161
Valuation allowance	(17,624)	(45,458)

Total deferred tax assets	13,741	13,176

Deferred tax liabilities
Property, plant and equipment	589	1,201
Deferred revenue related to future revenues and accounts receivable	12,355	15,539
Deferred revenue related to cemetery property	—	4,226
Deferred cost adjustment	797	—

Total deferred tax liabilities	13,741	20,966

Net deferred tax liabilities	$—	$7,790

We had available, at December 31, 2008, approximately $66,000 of alternative minimum tax credit carryforwards, which are available indefinitely, and $66.2 million of federal net operating loss carryforwards, which will begin to expire in 2019 and $104.3 million in state net operating losses which will begin to expire in 2009.

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

Management periodically evaluates all evidence, both positive and negative, in determining whether a valuation allowance to reduce the carrying value of deferred tax assets is required. In 2008, we concluded, based on the projected allocations of taxable income, that a deferred tax asset of approximately $138,000 will more likely than not be realized on several subsidiaries. In addition, several separate taxable subsidiaries were in a deferred tax liability position at December 31, 2008 and recognized those liabilities. The vast majority of the taxable subsidiaries continue to accumulate deferred tax assets that will not more likely than not be realized. A full valuation allowance continues to be maintained on these taxable subsidiaries. Ultimate realization of the deferred tax asset is dependent upon, among other factors, the Partnership’s corporate subsidiaries’ ability to generate sufficient taxable income within the carryforward periods and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used.

The Company recognized approximately $15.3 million in deferred tax liabilities in connection with the SCI Acquisition. A significant portion of these liabilities will be absorbed by utilization of net operating loss carryforwards. On several separate taxable groups, these liabilities were in excess of its deferred tax assets and a deferred tax liability is recognized.

The Company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, (“FIN 48) on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies. As required by FIN 48, which clarifies Statement 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. The impact of adopting FIN 48 was not material as of the date of adoption or in subsequent periods. As a result of the implementation of FIN 48, the Company did not recognize any change in the liability for unrecognized tax benefits and there was no change to the January 1, 2008 balance of retained earnings. As of January 1, 2008, the Company had approximately $871K of unrecognizable tax benefits. If recognized, the $871K of the unrecognized tax benefits would reduce income tax expense and the Company’s effective tax rate. There were no changes between the beginning unrecognizable tax benefit amount and the amount at December 31, 2008.

The Company and its subsidiaries are subject to US federal income tax as well as income taxes of multiple state jurisdictions. The Company’s effective tax rate fluctuates over time based on income tax rates in the various tax jurisdictions in which the Company operates and based on the level of earnings in those jurisdictions. Several entities of the Company are currently under examination by the Internal Revenue Service for its separate company US income tax returns for the year ended December 31, 2005. The audits are only in the preliminary stages and management does not expect any material impact to the financial statements to occur as a result of these audits. The Company is not currently under examination by any state jurisdictions. The federal statute of limitations and certain states are opened from 2005 forward. Management believes that the accrual for tax liabilities is adequate for all open years. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. On the basis of present information, it is the opinion of the Company’s management that there are no pending assessments that will result in a material adverse effect on the Company’s consolidated financial statements over the next twelve months.

The Company recognizes any interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses for all periods presented. The Company has not recorded any material interest or penalties during any of the years presented.

9.    DEFERRED CEMETERY REVENUES—NET/DEFERRED SELLING AND OBTAINING COSTS

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

At December 31, 2007 and 2008, deferred cemetery revenues, net, consisted of the following

	As of December 31,
	2007	2008
	(in thousands)
Deferred cemetery revenue	$160,429	$186,515
Deferred merchandise trust revenue	33,510	32,557
Deferred merchandise trust unrealized losses	(11,801)	(66,607)
Deferred pre-acquisition margin	62,428	67,615
Deferred cost of goods sold	(23,624)	(27,063)

Deferred cemetery revenues, net	$220,942	$193,017

Deferred selling and obtaining costs	$35,836	$41,795

10.    RETIREMENT PLANS

The Company has a 401(k) retirement savings plan for employees who may defer up to 15% of their compensation. The Company does not currently match any of the employee contributions.

The Company’s general partner has adopted the StoneMor Partners L.P. Long-Term Incentive Plan (“LTIP”) for its employees, consultants and directors, who perform services for the Company. The LTIP permits the grant of awards covering an aggregate of 624,000 common units in the form of unit options, unit appreciation rights, restricted units and phantom units. The compensation committee of the Company’s general partner’s board of directors administers the plan. The plan will continue in effect until the earliest of (i) the date determined by the board of directors of the Company’s general partner; (ii) the date that common units are no longer available for payment of awards under the plan; or (iii) the tenth anniversary of the plan.

The Company’s general partner’s board of directors or compensation committee may, in their discretion, terminate, suspend or discontinue the LTIP at any time with respect to any units for which a grant has not yet been made. The Company’s general partner’s board of directors also has the right to alter or amend the LTIP or any part of the plan from time to time, including increasing the number of units that may be delivered in accordance with awards under the plan, subject to any approvals if required by the exchange upon which the common units are listed at that time. No change in any outstanding grant may be made, however, that would materially impair the rights of the participant without the consent of the participant.

Restricted Units and Phantom Units.    A restricted unit is a common unit that is subject to forfeiture. Upon vesting, the grantee receives a common unit that is not subject to forfeiture. A phantom unit is a notional unit that entitles the grantee to receive a common unit upon the vesting of the phantom unit or, in the discretion of the compensation committee, cash equivalent to the fair market value of a common unit. The compensation committee may make grants of restricted units and phantom units under the plan to employees, consultants and directors containing such terms as the compensation committee shall determine under the plan, including the period over which restricted units and phantom units granted will vest. The committee may, in its discretion, base its determination on the grantee’s period of service or upon the achievement of specified financial objectives. In addition, the restricted and phantom units will vest upon a change of control of the Company or the general partner, subject to additional or contrary provisions in the award agreement.

If a grantee’s employment, consulting arrangement or membership on the board of directors terminates for any reason, the grantee’s restricted units and phantom units will be automatically forfeited unless, and to the extent, the compensation committee provides otherwise or unless otherwise provided in an award agreement. Common units to be delivered with respect to these awards may be common units acquired by the Company’s general partner in the open market, common units already owned by the Company’s general partner, common units acquired by the Company’s general partner directly from the Company or any other person or any combination of the foregoing. The Company’s general partner will be entitled to reimbursement by the Company for the cost incurred in acquiring common units. If the Company issues new common units with respect to these awards, the total number of common units outstanding will increase.

Distributions on restricted units may be subject to the same vesting requirements as the restricted units, in the compensation committee’s discretion. The compensation committee, in its discretion, may also grant tandem distribution-equivalent rights with respect to phantom units. These are rights that entitle the grantee to receive cash equal to the cash distributions made on the common units. The Company is considering amending the plan to permit grantees to receive units rather than cash.

The Company intends for the issuance of the common units upon vesting of the restricted units and phantom units under the plan to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation of the common units. Therefore, plan participants will not pay any consideration for the common units they receive, and the Company will receive no remuneration for the units.

As of December 31, 2008, 393,680 restricted phantom units had been granted under the plan, 360,500 of which vest in direct proportion to the conversion of subordinated units into common units in accordance to the provision of the Partnership Agreement. The additional 33,180 units issued to certain members the board of directors of the Company’s general partner as compensation for serving on the board are fully vested at issuance.

The following table sets forth the LTIP restricted phantom unit activity for the periods indicated:

	Years ended December 31,
	2006	2007	2008
	(in thousands)
Outstanding, beginning of period	—	381,903	296,159
Granted (1)	381,903	4,381	7,396
Matured	—	90,125	90,125
Forfeited	—	—	—

Outstanding, end of period	381,903	296,159	213,430

Non-cash compensation expense recognized (in thousands) (2)	$1,212	$4,741	$2,262

(1)	The weighted-average price for phantom unit awards on the date of grant was $21.22, $24.92 and $16.53 for awards granted for the year ended December 31, 2006, 2007 and 2008, respectively.
(2)	Includes $0.6 million in unit-based compensation related to the grant of Class B units in the Company’s general partner to two senior executives.

Unit Options and Unit Appreciation Rights.    The LTIP permits the grant of options and unit appreciation rights (“UARs”) covering common units. A UAR entitles the grantee to a payment in cash or units, in the discretion of the compensation committee, equal to the appreciation of the unit price between the grant date and the exercise date. The compensation committee may make grants under the plan to employees, consultants and directors containing such terms as the committee shall determine, including the grant of tandem distribution-equivalent rights. It is the Company’s intention not to issue unit options and UARs with an exercise price less than the fair market value of the units on the date of the grant. In general, unit options and UARs granted will become exercisable over a period determined by the compensation committee and, in the compensation committee’s discretion, may provide for accelerated vesting upon the achievement of specified performance objectives. In addition, unless otherwise provided in an award agreement, the unit options and UARs will become exercisable upon a change in control of the Company or its general partner. Unless otherwise provided in an award agreement, unit options and UARs may be exercised only by the participant during his lifetime or by the person to whom the participant’s right will pass by will or the laws of descent and distribution.

If a grantee’s employment, consulting arrangement or membership on the board of directors terminates for any reason, the grantee’s unvested options and UARs will be automatically forfeited unless, and to the extent, the compensation committee provides otherwise or unless otherwise provided in an award agreement. Upon exercise of a unit option or UAR, the general partner will acquire common units in the open market or directly from the Company or any other person or use common units already owned by the Company’s general partner or any combination of the foregoing. The general partner will be entitled to reimbursement by the Company for the difference between the cost incurred by it in acquiring these common units and the proceeds it receives from a grantee at the time of exercise. Thus, the cost of the unit options and UARs above the proceeds from grantees will be borne by the Company. If the Company issue a new common units upon exercise of the unit options, the total number of common units outstanding will increase, and the Company’s general partner will pay the Company the proceeds it received from the grantee upon exercise of the unit option.

The plan has been designed to furnish additional compensation to the Company’s employees, consultants and directors and to align their economic interests with those of common unitholders. Awards may be granted under the plan in substitution of similar awards held by individuals who become the Company’s employees, consultants or directors as a result of an acquisition. These substitute awards may have exercise prices less than the fair market value of a common unit on the date of substitution.

In 2006, the Company began awarding UARs. The compensation expense is the fair value on the date of grant, recognized over the vesting period. The fair value for these awards was estimated using the Black-Scholes-Merton valuation model and follows the provisions of SFAS No. 123R, Share-Based Payment (“SFAS 123R”). The Company used historical data and other pertinent information to estimate the expected volatility for the term of the award and the outstanding period of the award for separate groups of employees that had similar historical exercise behavior. The risk free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant. The weighted-average fair value of UARs granted during the year ended December 31, 2006 was $2.47. Pursuant to SFAS 123R, the fair value is amortized to expense ratably over the vesting period. There were no UARs granted during the year ended December 31, 2007 or 2008.

A summary of UARs activity for the years ended December 31, 2006, 2007 and 2008 follows:

	Year ended December 31, 2006
	Shares	Weighted- average exercise price per share	Weighted- average fair value price per share
Outstanding at the beginning of the year	—	$—	$—
Granted	120,000	$24.14	$2.47
Exercised	—	$—	$—
Forfeited	—	$—	$—

Outstanding, end of year	120,000	$24.14	$2.47

Exercisable, end of year	—	$—	$—

	Year ended December 31, 2007
	Shares	Weighted- average exercise price per share	Weighted- average fair value price per share
Outstanding at the beginning of the year	120,000	$24.14	$2.47
Granted	—	$—	$—
Exercised	—	$—	$—
Forfeited	—	$—	$—

Outstanding, end of year	120,000	$24.14	$2.47

Exercisable, end of year	30,000	$24.14	$2.47

	Year ended December 31, 2008
	Shares	Weighted- average exercise price per share	Weighted- average fair value price per share
Outstanding at the beginning of the year	120,000	$24.14	$2.47
Granted	—	$—	$—
Exercised	—	$—	$—
Forfeited	—	$—	$—

Outstanding, end of year	120,000	$24.14	$2.47

Exercisable, end of year	60,000	$24.14	$2.47

The following table summarizes information about UAR’s outstanding as of December 31, 2008:

	UAR’s Outstanding				UAR’s Outstanding
Range of exercise prices per unit	Number Outstanding	Weighted- average Remaining Contractual Term (in years)	Weighted- average exercise price per unit	Aggregate Intrinsic Value	Number Exercisable	Weighted- average Remaining Contractual Term (in years)	Weighted- average exercise price per unit	Aggregate Intrinsic Value
$24.14	120,000	1.53	$24.14	$296,400	60,000	1.53	$24.14	$148,200

The fair value of each unit appreciation right granted is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

December 31, 2006
Expected dividend yield	7.90%
Risk-free interest rate	4.50%
Expected volatility	24.20%
Expected life (in years)	3.53

As of December 31, 2008, there was approximately $38,000 of unrecognized compensation cost related to non-vested UARs. Such cost is expected to be recognized over a weighted-average period of 0.75 years. Total compensation expense for UARs was approximately $28,000, $150,000 and $80,000 for the years ended December 31, 2006, 2007 and 2008, respectively.

11.    COMMITMENTS AND CONTINGENCIES

Legal—The Company is party to legal proceedings in the ordinary course of its business but does not expect the outcome of any proceedings, individually or in the aggregate, to have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Leases—At December 31, 2007 and 2008, the Company was committed to operating lease payments for premises, automobiles and office equipment under various operating leases with initial terms ranging from one to five years and options to renew at varying terms. Expenses under operating leases were $0.6 million, $0.7 million and $1.9 million for the years ended December 31, 2006, 2007 and 2008 respectively.

At December 31, 2008, operating leases will result in future payments in the following approximate amounts (in thousands):

(in thousands)
2009	$1,885
2010	1,684
2011	1,502
2012	1,313
2013	1,115
Thereafter	4,076

Total	$11,575

Employment Agreements—The Company has employment agreements with four of its’ senior executives which are annually renewable.

Tax Indemnification—CFSI LLC has agreed to indemnify the Company for all federal, state and local income tax liabilities attributable to the operation of the assets contributed by CFSI LLC to the Company prior to the closing of the public offering. CFSI LLC has also agreed to indemnify the Company against additional income tax liabilities, if any, that arise from the consummation of the transactions related to the Company’s formation in excess of those believed to result at the time of the closing of the Company’s initial public offering. The Company estimates that $600,000 of state income taxes and no federal income taxes will be due as a result of these formation transactions. CFSI LLC has also agreed to indemnify the Company against the increase in income tax liabilities of the Company’s corporate subsidiaries resulting from any reduction or elimination of the Company’s net operating losses to the extent those net operating losses are used to offset any income tax gain or income resulting from the prior operation of the assets of CFSI LLC contributed to the Company, or from the Company’s formation transactions in excess of such gain or income believed to result at the time of the closing of the initial public offering. Until all of its indemnification obligations under the omnibus agreement have been satisfied in full, CFSI LLC is subject to limitations on its ability to dispose of or encumber its interest in the Company’s general partner or the common units or subordinated units held by it (except upon a redemption of common units by the partnership upon any exercise of the underwriters’ over-allotment option) and will also be prohibited from incurring any indebtedness or other liability. CFSI LLC is also subject to certain limitations on its ability to transfer its interest in the Company’s general partner or the common units or subordinated units held by it if the effect of the proposed transfer would trigger an “ownership change” under the Internal Revenue Code that would limit the Company’s ability to use the Company’s federal net operating loss carryovers.

12.    ACQUISITIONS

On December 21, 2007 the Company acquired 45 cemeteries and 30 funeral homes from Service Corporation International (NYSE: SCI) joined by certain of its direct and indirect subsidiary entities (the “SCI Acquisition”). The results of operations of these acquired cemeteries and funeral homes have been included in the consolidated financial statements since that date.

The Company’s balance sheets at December 31, 2007 reflect purchase price allocations related to the SCI Acquisition that had not as of yet been finalized. These purchase price allocations were re-estimated in 2008 and resulted in an increase of the value of net assets acquired from $76.4 million to $78.1 million along with a reallocation of the various components of such net assets acquired.

The following table reconciles amounts originally recorded and included in partners’ capital at December 31, 2007 to amounts included in partners’ capital at December 31, 2008.

	Original	Re-estimate	Change
	(In thousands)
Assets

Accounts receivable, net	$9,583	$6,086	$(3,497)
Inventory	817	—	(817)
Cemetery property	15,861	49,473	33,612
Property and equipment	24,873	17,308	(7,565)
Merchandise trust assets	68,013	64,434	(3,579)

Total assets	119,147	137,301	18,154

Liabilities

Deferred margin	22,222	26,350	4,128
Deferred interest	32	—	(32)
Perpetual care liabilities	—	164	164
Deferred tax liabilities	—	8,354	8,354
Merchandise liability	20,513	24,323	3,810

Total liabilities	42,767	59,191	16,424

Net assets	$76,380	$78,110	$1,730

The following unaudited pro forma information presents a summary of results of operations of StoneMor and the acquired cemeteries and funeral homes if the acquisition had occurred on January 1, 2006:

	Year ended December 31,
	2006	2007
	(unaudited)
	(In thousands)
Revenues	$159,134	$187,882
Net income (loss)	(907)	9,075
Net income per limited partner unit (basic and diluted)	(0.10)	1.00

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

The Company made four acquisitions in 2008. The first acquisition took place during the first quarter of the year and consisted of a single cemetery (the “First Quarter Acquisition”). The second acquisition took place in the third quarter of the year and consisted of six cemeteries and two funeral homes (the “Third Quarter Acquisition”). The third and fourth acquisition took place during the fourth quarter of the year and consisted of two cemeteries and a single funeral home (the “Fourth Quarter Acquisitions”).

The results of the operations of the acquired properties have been included in the consolidated financial statements since the date of acquisition and are not material to the results of operations.

The Company paid $600,000 in cash and $500,000 in common units representing limited partner interests to the sellers for the First Quarter Acquisition. Including the acquisition transaction costs, the transaction was valued at $1.2 million for accounting purposes.

The Company paid approximately $800,000 in cash to the sellers for the Third Quarter Acquisition. Including the acquisition transaction costs, the transaction was valued at $1.4 million for accounting purposes.

The Company paid approximately $1.6 million in cash to the sellers for the Fourth Quarter Acquisitions. Including the acquisition transaction costs, the transaction was valued at $1.8 million for accounting purposes.

The following table summarizes the estimated fair values (in thousands) of the assets acquired and liabilities assumed as of the acquisition date for all 2008 acquisitions.

Assets acquired
Accounts receivable, net	$650
Cemetery property	9,101
Property and equipment	1,515
Goodwill	480
Merchandise trust funds, restricted at fair value	1,425

Total assets acquired	13,171

Liabilities assumed
Deferred margin	4,530
Merchandise liability	4,182
Other liabilities	27

Total liabilities assumed	8,739

Net assets acquired	$4,432

13.    SEGMENT INFORMATION

In conjunction with its September 2006 acquisition of 21 cemeteries and 14 funeral homes from Service Corporation International and as part of ongoing strategic planning and ongoing marketing studies of its potential customers, in the third quarter of 2007 the Company reorganized and disaggregated its single reportable segment into five distinct reportable segments which are classified as Cemetery Operations—Southeast, Cemetery Operations—Northeast, Cemetery Operations—West, Funeral Homes, and Corporate.

The Company has chosen this level of reorganization and disaggregation of reportable segments due to the fact that a) each reportable segment has unique characteristics that set it apart from other segments; b) the Company has organized its management personnel at these operational levels; and (c) it is the level at which its chief decision makers and other senior management evaluate performance.

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

Segment information as of and for the years ended December 31, 2008, December 31, 2007 and December 31, 2006 is presented below:

As of and for the year ended December 31, 2006

	Cemeteries			Funeral Homes
	Southeast	Northeast	West		Corporate	Adjustment	Total
	(in thousands)
Revenues
Sales	$43,177	$34,218	$1,021	$—	$—	$(11,565)	$66,851
Service and other	19,646	23,453	548	—	—	(1,503)	42,144
Funeral home	—	—	—	6,118	—	—	6,118

Total revenues	62,823	57,671	1,569	6,118	—	(13,068)	115,113

Costs and expenses
Cost of sales	9,358	7,376	230	—	—	(2,272)	14,692
Selling	14,537	11,145	310	—	—	(2,806)	23,186
Cemetery	11,214	12,495	635	—	—	—	24,344
General and administrative	6,612	5,948	241	—	—	—	12,801
Funeral home	—	—	—	4,836	—	—	4,836
Corporate	—	—	—	—	19,795	—	19,795

Total costs and expenses	41,721	36,964	1,416	4,836	19,795	(5,078)	99,654

Operating earnings	21,102	20,707	153	1,282	(19,795)	(7,990)	15,459

Interest expense	3,787	3,183	97	424	—	—	7,491
Depreciation and amortization	1,258	1,015	1	252	975	—	3,501

Earnings (losses) before taxes	$16,057	$16,509	$55	$606	$(20,770)	$(7,990)	$4,467

Supplemental information
Total assets	$280,749	$287,149	$41,162	$10,665	$9,867	$—	$629,592

Amortization of cemetery property	$2,856	$2,419	$14	$—	$—	$(1)	$5,288

Long lived asset additions	$3,307	$903	$799	$2,692	$193	$—	$7,894

As of and for the year ended December 31, 2007

	Cemeteries			Funeral Homes
	Southeast	Northeast	West		Corporate	Adjustment	Total
	(in thousands)
Revenues
Sales	$51,074	$33,354	$8,729	$—	$—	$(9,442)	$83,715
Service and other	23,405	28,366	7,031	—	1	(7,986)	50,817
Funeral home	—	—	—	10,782	—	—	10,782

Total revenues	74,479	61,720	15,760	10,782	1	(17,428)	145,314

Costs and expenses
Cost of sales	11,528	7,871	1,856	—	—	(1,584)	19,671
Selling	16,485	10,841	2,829	—	979	(1,889)	29,245
Cemetery	13,627	13,662	3,478	—	—	—	30,767
General and administrative	8,011	5,947	1,726	—	—	—	15,684
Funeral home	—	—	—	8,422	—	—	8,422
Corporate	—	—	—	—	25,148	—	25,148

Total costs and expenses	49,651	38,321	9,889	8,422	26,127	(3,473)	128,937

Operating earnings	24,828	23,399	5,871	2,360	(26,126)	(13,955)	16,377

Interest expense	4,480	3,555	425	615	—	—	9,075
Depreciation and amortization	1,276	919	62	386	1,248	—	3,891

Earnings (losses) before taxes	$19,072	$18,925	$5,384	$1,359	$(27,374)	$(13,955)	$3,411

Supplemental information
Total assets	$351,995	$269,591	$136,749	$39,548	$18,980	$—	$816,862

Amortization of cemetery property	$3,099	$2,290	$120	$—	$—	$292	$5,801

Long lived asset additions	$16,009	$287	$18,732	$9,089	$1,376	$—	$45,493

As of and for the year ended December 31, 2008

	Cemeteries			Funeral Homes
	Southeast	Northeast	West		Corporate	Adjustment	Total
	(in thousands)
Revenues
Sales	$63,762	$32,950	$27,794	$—	$5	$(22,990)	$101,521
Service and other	24,876	21,240	14,578	—	—	(2,730)	57,964
Funeral home	—	—	—	23,963	—	—	23,963

Total revenues	88,638	54,190	42,372	23,963	5	(25,720)	183,448

Costs and expenses
Cost of sales	14,032	8,038	4,616	—	1	(3,805)	22,882
Selling	20,270	10,665	8,192	—	1,252	(5,573)	34,806
Cemetery	17,805	13,542	10,257	—	47	—	41,651
General and administrative	10,419	6,096	4,767	—	90	—	21,372
Funeral home	—	—	—	19,065	—	—	19,065
Corporate	—	—	—	—	21,293	—	21,293

Total costs and expenses	62,526	38,341	27,832	19,065	22,683	(9,378)	161,069

Operating earnings	26,112	15,849	14,540	4,898	(22,678)	(16,342)	22,379

Interest expense	5,163	2,657	2,696	2,198	—	—	12,714
Depreciation and amortization	1,492	940	378	837	1,381	—	5,028

Earnings (losses) before taxes	$19,457	$12,252	$11,466	$1,863	$(24,059)	$(16,342)	$4,636

Supplemental information
Total assets	$322,365	$228,447	$138,956	$35,817	$12,656	$—	$738,240

Amortization of cemetery property	$2,966	$2,474	$493	$—	$—	$435	$6,368

Long lived asset additions	$18,930	$1,024	$1,431	$1,237	$1,580	$—	$24,201

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

Level 1:	Quoted market prices available in active markets for identical assets or liabilities. The Company includes cash and cash equivalents, U.S. Government debt securities and publicly traded equity instruments in its level 1 investments.

Level 2:	Quoted prices in active markets for similar assets; quoted prices in non-active markets for identical or similar assets; inputs other than quoted prices that are observable. The Company includes U.S. state and municipal, corporate and other fixed income debt securities in its level 2 investments.

Level 3:	Any and all pricing inputs that are generally unobservable and not corroborated by market data.

The following table allocates the Company’s assets and liabilities measured at fair value as of December 31, 2008.

Merchandise Trust

Description	Level 1	Level 2	Level 3
		(in thousands)
Assets
Short-term investments	$26,911	$—	$—

Fixed maturities:
U.S. government and federal agency	5,629	—	—
U.S. state and local government agency	—	4,473	—
Corporate debt securities	—	3,153	—
Other debt securities	—	10,655	—

Total fixed maturity investments	5,629	18,281	—

Mutual funds—debt securities	21,799	6,548	—
Mutual funds—equity securities	53,217	—	—

Equity securities	29,220	—	—

Total	$136,776	$24,829	$—

Perpetual Care Trust

Description	Level 1	Level 2	Level 3
		(in thousands)
Assets
Short-term investments	$21,236	$—	$—

Fixed maturities:
U.S. government and federal agency	10,219	—	—
U.S. state and local government agency	—	8,477	—
Corporate debt securities	—	11,221	—
Other debt securities	—	572	—

Total fixed maturity investments	10,219	20,270	—

Mutual funds—debt securities	23,624	14,274	—
Mutual funds—equity securities	40,042	—	—

Equity securities	23,132	—	—

Total	$118,253	$34,544	$—

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

15.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following summarizes certain quarterly results of operations:

	Three months ended
	March 31	June 30	September 30	December 31
2007
Revenues	$30,540	$40,664	$35,376	$38,734
Gross profit (1)	6,455	12,210	10,666	8,736
Net income (loss)	(651)	4,663	(7)	(1,219)
General partners’ interest in net income (loss) for the period	(13)	93	—	(24)
Limited partners’ interest in net income (loss) for the period
Common	(339)	2,426	(4)	(742)
Subordinated	(299)	2,144	(3)	(453)
Net income per common unit
Basic	(0.07)	0.54	—	(0.13)
Diluted	$(0.07)	$0.54	$—	$(0.13)

	Three months ended
	March 31	June 30	September 30	December 31
2008
Revenues	$43,413	$47,936	$45,783	$46,316
Gross profit (1)	9,267	12,771	12,526	9,955
Net income (loss)	458	2,232	335	1,531
General partners’ interest in net income (loss) for the period	9	45	8	29
Limited partners’ interest in net income (loss) for the period
Common	328	1,597	239	1,161
Subordinated	121	590	88	341
Net income per common unit
Basic	0.04	0.18	0.03	0.13
Diluted	$0.04	$0.18	$0.03	$0.13

(1)	The Company defines Gross Profit as cemetery sales less cost of sales and selling expenses.

16.    SUBSEQUENT EVENTS

Refer to “Series A Notes” in Note 7 of these consolidated financial statements for a discussion of the refinancing of the Company’s Series A Notes.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2008.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which appears herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors StoneMor GP LLC and Unitholders of StoneMor Partners L.P.

Levittown, Pennsylvania

We have audited the internal control over financial reporting of StoneMor Partners L.P. (the “Company”) as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated March 31, 2009 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

March 31, 2009

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Partnership Structure and Management

StoneMor GP LLC, as our general partner, manages our operations and activities. Unitholders are not entitled to participate, directly or indirectly, in our management or operations.

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

Directors and Executive Officers of StoneMor GP LLC

The following table shows information regarding the directors and executive officers of our general partner. Directors are elected for one-year terms.

Name	Age	Positions with Stonemor GP LLC
Lawrence Miller (1)	60	Chief Executive Officer, President and Chairman of the Board
William R. Shane (1)	62	Executive Vice President, Chief Financial Officer and Director
Michael L. Stache	57	Senior Vice President and Chief Operating Officer
Robert Stache	60	Senior Vice President—Sales
Gregg Strom	66	Vice President—Business Development
Paul Waimberg	51	Vice President—Finance
Allen R. Freedman	68	Director
Peter K. Grunebaum	75	Director
Robert B. Hellman, Jr.	49	Director
Martin R. Lautman, Ph.D.	62	Director
Fenton R. Talbott	67	Director
Howard L. Carver	64	Director

(1)	The Amended and Restated Limited Liability Company Agreement of our general partner, or the GP LLC Agreement, specifies that, so long as Mr. Miller serves as Chief Executive Officer of our general partner, he shall also serve as a director of our general partner and, so long as Mr. Shane serves as Chief Financial Officer of our general partner, he shall also serve as a director of our general partner.

Lawrence Miller has served as our Chief Executive Officer, President and Chairman of the Board of Directors of our general partner since our formation in April 2004 and had served as the Chief Executive Officer and President of Cornerstone, since March 1999 through April 2004. Prior to joining Cornerstone, Mr. Miller was employed by The Loewen Group, Inc. (now known as the Alderwoods Group, Inc.), where he served in various management positions, including Executive Vice President of Operations from January 1997 until June 1998, and President of the Cemetery Division from March of 1995 until December 1996. Prior to joining The Loewen Group, Mr. Miller served as President and Chief Executive Officer of Osiris Holding Corporation, a private consolidator of cemeteries and funeral homes of which Mr. Miller was a one-third owner, from November 1987 until March 1995, when Osiris was sold to The Loewen Group. Mr. Miller served as President and Chief Operating Officer of Morlan International, Inc., one of the first publicly traded cemetery and funeral home consolidators from 1982 until 1987, when Morlan was sold to Service Corporation International.

William R. Shane has served as our Executive Vice President and Chief Financial Officer and on the Board of Directors of our general partner since our formation in April 2004 and had served as Executive Vice President and Chief Financial Officer of Cornerstone since March 1999 through April 2004. Prior to joining Cornerstone, Mr. Shane was employed by The Loewen Group, Inc., where he served as Senior Vice President of Finance for the Cemetery Division from March 1995 until January 1998. Prior to joining The Loewen Group, Mr. Shane served as Senior Vice President of Finance and Chief Financial Officer of Osiris Holding Corporation, which he founded with Mr. Miller, and of which he was a one-third owner. Prior to founding Osiris, Mr. Shane served as the Chief Financial Officer of Morlan International, Inc.

Michael L. Stache has served as our Senior Vice President and Chief Operating Officer since our formation in April 2004 and had served as Senior Vice President and Chief Operating Officer of Cornerstone since March 1999. through April 2004. Prior to joining Cornerstone, Mr. Stache was with Loewen Group International, Inc., a wholly owned subsidiary of The Loewen Group, Inc., between March 1995 and March 1999. Mr. Stache also served as Vice President of Funeral Home Advanced Planning for the United States and Canada for The Loewen Group from January 1999 until he joined Cornerstone in March 1999. Mr. Stache previously served in several different capacities with The Loewen Group, including as Regional President of the North Central Region between 1996 and 1999 and Regional Vice President of Cemetery Operations in the Midwest between 1995 and 1996. Mr. Stache served as Vice President of Operations for Osiris Holding Corporation between 1994 and 1995 and as General Manager between 1988 and 1994.

Robert Stache has served as our Senior Vice President of Sales since our formation in April 2004 and had served in the same capacity with Cornerstone since March 1999 through April 2004. Mr. Stache was in charge of the North Central Region for The Loewen Group, Inc. for both funeral home and cemetery sales from 1996 to 1999. Mr. Stache joined The Loewen Group in 1995, when it acquired Osiris Holding Corporation, where Mr. Stache had been Vice President of Sales for the Cemetery Division. Mr. Stache joined Osiris in 1988 as Vice President of Sales for Colorado.

Gregg Strom has been our Vice President of Business Development since our formation in April 2004 and had acted as Senior Vice President of Business Development of Cornerstone since March 1999 through April 2004. Mr. Strom previously acted as the Vice President of Cemetery Operations for The Loewen Group, Inc.’s Cemetery and Combination Division, which he joined in 1995. From 1990 to 1995, Mr. Strom was National Director of Sales, Marketing and Corporate Development at Osiris Holding Corporation. Before 1990, Mr. Strom held various positions with Osiris, Service Corporation International and Morlan International, Inc.

Paul Waimberg has served as our Vice President of Finance since our formation in April 2004 and had served as Vice President of Finance of Cornerstone since March 1999 through April 2004. Mr. Waimberg was previously employed at The Loewen Group, Inc. from 1995 to 1999, where he was responsible for all accounting acquisition functions and internal and external financial reporting as Vice President of Cemetery Accounting. He had approximately 80 employees reporting to him who were responsible for all general ledger functions for 500 companies. Prior to joining The Loewen Group in 1995, he carried out all accounting responsibilities for Osiris Holding Corporation before it merged into The Loewen Group. Mr. Waimberg joined Osiris in July 1990 as its Controller.

Allen R. Freedman has served on the Board of Directors of our general partner since our formation in April 2004, and had served as a director of Cornerstone since October 2000 through April 2004. Mr. Freedman retired in July 2000 from his position as Chairman and Chief Executive Officer of Fortis, Inc., a specialty insurance company that he started in 1979. He currently serves on the board of Assurant, Inc. (which was formerly known as Fortis, Inc.) and as trustee of the Eaton Vance Mutual Funds Group. He is also a founding director of the Association of Audit Committee Members, Inc.

Peter Grunebaum has served on the Board of Directors of our general partner since December 2004. Mr. Grunebaum, currently an independent investment banker and corporate consultant, was the Managing Director of Fortrend International, an investment firm headquartered in New York, New York, a position he held from 1989 until the end of 2003. Mr. Grunebaum currently serves as a director; member of the Executive Committee and Chairman of the Audit Committee of Pre Paid Legal Services, Inc., a NYSE listed company that provides legal service plans.

Robert B. Hellman, Jr. has served on the Board of Directors of our general partner since our formation in April 2004 and had served as a director of Cornerstone since March 1999 through April 2004. Mr. Hellman is the Chief Executive Officer and a Managing Director of McCown De Leeuw & Co., LLC, which he joined in 1987. McCown De Leeuw & Co., LLC is the sponsor of numerous private equity investment funds. Mr. Hellman was named Managing Director in 1991 and Chief Executive Officer in 2001.

Martin R. Lautman, Ph.D., has served on the Board of Directors of our general partner since our formation in April 2004 and as a director of Cornerstone since its formation in March 1999 through April 2004. Dr. Lautman is currently the Managing Director of Marketing Channels, Inc., a company that provides marketing and marketing research consulting services to the information industry. Most recently, he served as the President and CEO of GfK Custom Research North America, a division of a public worldwide marketing services company headquartered in Nuremburg, Germany. Prior to that he was the Senior Managing Director of ARBOR a U.S.-based marketing research agency, where he held several positions since 1974. He has also served with Numex Corporation, a public machine-tool manufacturing company, as President from 1987 to 1990 and as a director from 1991 to 1997. From 1986 to 2000, Dr. Lautman served on the Board of Advisors of Bachow Inc., a venture capital firm specializing in high-tech companies and software. He has continued his activities in venture capital serving as a venture partner for three early stage funds. Dr. Lautman is currently a board member for multiple family-owned businesses, including Faulkner Automotive, E.P. Henry, and A. Duie Pyle, a trucking company.

Fenton R. “Pete” Talbott has served on the Board of Directors of our general partner since our formation in April 2004 and had served as Chairman of the Board of Cornerstone since April 2000 through April 2004. Mr. Talbott previously served as an operating affiliate of McCown De Leeuw & Co., LLC from November 1999 to December 2004. Additionally, he served as the Chairman of the Board of Telespectrum International, an international telemarketing and market-research company, from August 2000 to January 2001. Prior to 1999, Mr. Talbott held various executive positions with Comerica Bank, American Express Corporation, Bank of America and other entities. He currently serves as a board member of the Preventative Medicine Research Institute.

Howard L. Carver has served on the Board of Directors of our general partner since August 2005. Mr. Carver retired in June 2002 from Ernst & Young. During his 35-year career with the firm, Mr. Carver held a variety of positions in six U.S. offices, culminating with the position of managing partner responsible for the operation of the Hartford, Connecticut office. Since June 2002, Mr. Carver has served on the boards of directors of Assurant, Inc. (formerly Fortis, Inc.) and Phoenix National Trust Company (until its sale in April 2004) and has been the chair of the Audit Committee for both boards. Since September 2004, Mr. Carver had served on the board of directors of Open Solutions, Inc. and is the chair of that company’s Audit Committee (until January 23, 2007 when Open Solutions, Inc was sold).

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

Messrs. M. Stache and R. Stache are brothers.

Board Meetings and Committees

From January 1, 2008 to December 31, 2008, the Board of Directors of our general partner held four meetings. All directors then in office attended all of these meetings, either in person or by teleconference. We have standing Audit, Conflicts, Trust and Compliance, and Nominating, Compensation and Corporate Governance Committees of the Board of Directors of our general partner. The Board of Directors of our general partner appoints the members of such committees. The Audit Committee has a written charter approved by the board and which is posted on our website at www.stonemor.com under the “Investor Relations” section. The current members of the committees, the number of meetings held by each committee from January 1, 2008 to December 31, 2008, and a brief description of the functions performed by each committee are set forth below:

Audit Committee (7 meetings).    The members of the Audit Committee are Messrs. Freedman (Chairman), Grunebaum and Carver. Messrs. Freedman, Carver and Grunebaum attended all meetings of the Audit Committee for the period noted above. The primary responsibilities of the Audit Committee are to assist the Board of Directors of our general partner in its general oversight of our financial reporting, internal controls and audit functions, and it is directly responsible for the appointment, retention, compensation and oversight of the work of our independent auditors. Messrs. Freedman, Carver and Grunebaum each qualify as “independent” under applicable standards established by the SEC and Nasdaq for members of audit committees.

In addition, the Audit Committee includes at least one member who is determined by the Board of Directors of our general partner to meet the qualifications of an “audit committee financial expert” in accordance with SEC rules, including that the person meets the relevant definition of an “independent” director. Mr. Freedman is the independent director who has been determined to be an audit committee financial expert. Unitholders should understand that this designation is a disclosure requirement of the SEC related to Mr. Freedman’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose on Mr. Freedman any duties, obligations or liability that are greater than are generally imposed on him as a member of the Audit Committee and the Board of Directors of our general partner, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or Board of Directors.

Conflicts Committee (6 meetings).    The members of the Conflicts Committee are Messrs. Freedman (Chairman), Carver and Grunebaum. The primary responsibility of the Conflicts Committee is to review matters that the directors believe may involve conflicts of interest. The Conflicts Committee determines if the resolution of the conflict of interest is fair and reasonable to us. The members of the Conflicts Committee may not be officers or employees of our general partner or directors, officers, or employees of its affiliates and must meet the independence standards to serve on an audit committee of a board of directors established by Nasdaq and certain other requirements. Any matters approved by the Conflicts Committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners, and not a breach by our general partner of any duties it may owe us or our unitholders. During all four meetings, Mr. Freedman did not attend, and Mr. Carver was appointed acting chairman.

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

Code of Ethical Conduct for Financial Managers

We have adopted a Code of Ethical Conduct applicable to all of our financial managers, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethical Conduct for Financial Managers incorporates guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. The Code of Ethical Conduct for Financial Managers is publicly available on our website under the “Investor Relations” section (at www.stonemor.com). If any amendments are made to the Code of Ethical Conduct for Financial Managers or if we or our general partner grants any waiver, including any implicit waiver, from a provision of the code to any of its financial managers, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Our general partner’s directors, officers and beneficial owners of more than 10 percent of common units are required to file reports of ownership and reports of changes in ownership with the SEC. Directors, officers and beneficial owners of more than 10% of our common units are also required to furnish us with copies of all such reports that are filed. Based on our review of copies of such forms and amendments, we believe that all of our directors, executive officers and greater than 10% beneficial owners complied with all filing requirements under Section 16(a) of the Exchange Act, during the year ended December 31, 2008, except through inadvertence, a Form 4 for Fenton Talbot reporting four transactions was not timely filed.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Our Compensation Process

Our business is managed by the directors, officers and employees of StoneMor GP LLC, our general partner. We have no employees of our own. Accordingly, all decisions relating to compensation of the executive officers and directors of our general partner are made by the board of directors of our general partner, which we refer to as the board. The Nominating, Compensation and Corporate Governance Committee of the board, which we refer to as the compensation committee, is responsible for making recommendations to the board regarding the compensation of executive officers and outside directors and for overseeing all executive officer compensation programs, plans and policies, including those involving the issuance of equity securities.

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

Annual Cash Incentive Bonus.    Our annual cash incentive bonus program is designed to motivate our executives to achieve our short-term earnings growth and cash distribution goals. For 2008, our goal was to exceed a pre-determined level of earnings before depreciation, interest, taxes and amortization, or EBITDA. The amount earned under this program by each of our executive officers named in the Summary Compensation Table is set forth under the caption “Non-Equity Incentive Plan Compensation”. The aggregate bonus available for our executive officers in 2008 was allocated in proportion to their base salaries. The minimum EBITDA goal, the other elements of our annual cash incentive bonus program and the identity of the participants in the program were determined at the discretion of the board of directors and compensation committee, after considering the recommendations of our chief executive officer.

Long-Term Incentive Plan.    Awards under our long-term incentive plan are designed to motivate our executives to remain employed by us for a sufficient period of time to achieve our longer term business goals and increase unit-holder value. Unvested awards under our long-term incentive plan are forfeited if employment terminates for any reason other than a change of control, death, permanent disability or retirement at age 65 or other age approved by the compensation committee. The grant of awards under our long-term incentive plan is made at the discretion of the board of directors after considering recommendations of the compensation committee and our chief executive officer.

The 2006 awards made under our long-term incentive plan to our executive officers were awards of restricted phantom units or unit appreciation rights, the vesting of which was dependent upon achievement of performance goals relating to future cash distributions made to our unitholders. In order to align the interests of our executives with the interests of all unitholders, the vesting conditions were identical to those required for the conversion of our subordinated units into common units.

The board does not have a program, plan or practice to time grants of awards in coordination with release of material non-public information. The grants of awards made in 2006 to our named executive officers were made at the same time as grants to other employees, and the timing of such awards was determined in the discretion of the board and compensation committee. We made no such grants in either 2007 or 2008.

Severance Payments.    The employment agreements for each of Messrs. Miller, Shane, M. Stache and R. Stache, which were entered into in 2004 and since amended, provide for severance payments in the amount of 2.5 times base salary in the event an executive’s employment is terminated by our general partner without cause or by the executive for good reason. In that circumstance, all of the executive’s unvested equity awards will vest and the executive will be entitled to the continuation of insurance benefits for an agreed period or a cash equivalent (see “Employment Agreements”). The amount of the severance payment and other benefits provided for in the employment agreements were determined by negotiation between the board and each of the executives and reflects the board’s belief at the time such agreements were entered into that the amounts of such payments and benefits and the circumstances under which they would be paid or provided were reasonable. We do not provide cash payments to executives that are triggered by a change of control of our company or our general partner, but upon such a change of control all of our executives’ unvested equity awards will vest.

Perquisites.    The perquisites provided to our executive officers are described in Footnote 3 to the Summary Compensation Table. All such perquisites are provided in accordance with the executives’ employment agreements, except that Mr. Strom, who does not have a written employment agreement, receives perquisites that are identical to those provided to M. Stache and R. Stache.

Executive Pay Parity.    We provide each of Messrs. Miller (our CEO, President and Chairman) and Shane (our Executive Vice President, Chief Financial Officer and Director) with identical salaries, bonuses, long-term incentives and perquisites, and we provide each of Messrs. M. Stache (our Senior Vice President and Chief Operating Officer) and R. Stache (our Senior Vice President—Sales) with identical salaries, bonuses and long-term incentives and perquisites. The board and compensation committee believe that pay parity among similar level executives fosters team work and minimizes internal dissension.

Other Matters.    The compensation committee and board did not engage outside compensation consultants for advice in 2008 but did consider available comparable company data in making compensation related decisions in 2008. The board has not established a policy for the adjustment of any compensation award or payment if the relevant performance measures on which they are based are restated or adjusted. The board has not established any security ownership guidelines for executive officers and would not have considered the existing equity ownership levels of recipients or prior fully vested awards had they made any awards for 2008. The board considered the impact of accounting and tax treatments to us and the recipients in granting awards in 2006 under our long-term incentive plan.

COMPENSATION COMMITTEE REPORT

The Compensation, Nominating and Corporate Governance Committee of the board of directors of our general partner has reviewed and discussed with management the Compensation Discussion and Analysis for the year ended December 31, 2008. Based on such review and discussions, the Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

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

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards(1) ($)	Option Awards(1) ($)	Non-equity Incentive Plan Compensa -tion(2) ($)	All other Compensation(3) ($)	Total ($)
Lawrence Miller	2008	$400,000	(4)	$—	(5)	$351,385	$—	$—	$13,200	$764,585	(6)
Chief Executive Officer,	2007	$378,000	(4)	$—	(5)	$660,867	$—	$373,074	$13,200	$1,425,141	(6)
President and Chairman of the Board	2006	$364,000	(4)	$—	(5)	$125,022	$—	$258,289	$13,200	$760,511	(6)

William R. Shane	2008	$400,000	(4)	$—	(5)	$351,385	$—	$—	$13,200	$764,585	(6)
Executive Vice President,	2007	$378,000	(4)	$—	(5)	$660,867	$—	$373,074	$13,200	$1,425,141	(6)
Chief Financial Officer and Director	2006	$364,000	(4)	$—	(5)	$125,022	$—	$258,289	$13,200	$760,511	(6)

Michael L. Stache	2008	$285,000	(4)	$—	(5)	$254,254	$—	$—	$12,000	$551,254	(6)
Senior Vice President and	2007	$270,000	(4)	$—	(5)	$478,188	$—	$266,482	$12,000	$1,026,670	(6)
Chief Operating Officer	2006	$260,000	(4)	$29,790		$90,463	$—	$111,032	$12,000	$503,285	(6)

Robert Stache	2008	$285,000	(4)	$—	(5)	$254,254	$—	$—	$12,000	$551,254	(6)
Senior Vice President—	2007	$270,000	(4)	$—	(5)	$478,188	$—	$266,482	$12,000	$1,026,670	(6)
Sales	2006	$260,000	(4)	$29,790		$90,463	$—	$111,032	$12,000	$503,285	(6)

Gregg Strom	2008	$238,702	(4)	$—	(5)	$68,563	$6,651	$—	$12,000	$325,916	(6)
Vice President—Business	2007	$231,750	(4)	$—	(5)	$128,950	$12,508	$110,170	$12,000	$495,378	(6)
Development	2006	$225,312	(4)	$69,510		$24,395	$2,366	$—	$12,000	$333,583	(6)

(1)	Represents the dollar amount recognized for financial statement reporting purposes in accordance with SFAS 123R. A discussion of the assumptions used in calculating these values may be found in Note 10 of our Consolidated Condensed Financial Statements.
(2)	Non-equity incentive compensation is payable pursuant to our annual cash incentive bonus program, which provides that certain of our employees, including the named executive officers, will be paid a bonus if our EBITDA exceeds a goal established by the Board of Directors of our general partner. For purposes of our annual cash incentive bonus program, we use internally generated non-GAAP financial performance which is not derived from our audited consolidated financial statements.
(3)	Amount of auto allowance.
(4)	Base salary is payable pursuant to the terms of an employment agreement effective as of September 20, 2004. (See “Employment Agreements”)
(5)	No bonus was paid in 2006, 2007 or 2008, except as part of our non-equity incentive plan.
(6)	For information regarding cash distributions that may be received by our named executive officers by reasons of their ownership interests in our general partner or its affiliates see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unit-holder Matters” and “Item 13. Certain Relationships and Related Transactions, and Director Independence”.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2008

The following table sets forth information with respect to outstanding equity awards at December 31, 2008 for our named executive officers.

	Option Awards							Unit Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date		Number of Units That Have Not Vested (#)	Market Value of Units That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Units or Other Rights That Have Not Vested (#)(1)	Market Value or Payout Value of Unearned Units or Other Rights That Have Not Vested ($)(2)
Lawrence Miller	—	—	—		$—	n/a		—	n/a	30,750	$363,773
William R. Shane	—	—	—		$—	n/a		—	n/a	30,750	$363,773
Michael L. Stache	—	—	—		$—	n/a		—	n/a	22,250	$263,218
Robert Stache	—	—	—		$—	n/a		—	n/a	22,250	$263,218
Gregg Strom	—	—	—		$—	n/a		—	n/a	6,000	$70,980
Gregg Strom			5,000	(3)	$24.14	11/27/2011	(4)

(1)	Pursuant to key employee restricted unit agreements enetered into under our long-term incentive plan (see “Long-term Incentive Plan”), on November 8, 2006, Messrs. Miller and Shane each received 61,500 phantom units, of which 21,500 are time-vested and 40,000 are performance vested, Messrs. M. Stache and R. Stache each received 44,500 phantom units, of which 16,500 are time-vested and 28,000 are performance vested, and Mr. Strom received 12,000 phantom units, of which 5,000 are time-vested and 7,000 are performance vested. Time vested units vest at a percentage rate which is equal to the smaller of (i) the percentage of our outstanding subordinated units which have been converted into our common units on a one-for-one basis under Section 5.8 of our Partnership Agreement (see “Item 5, “Market for the Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Cash Distribution Policy—Subordination Period”), or (ii) the percentage which is equal to a fraction, the numerator of which is the number of months that have elapsed since September 20, 2004, and the denominator of which is 48. Performance units vest at a percentage rate which is equal to the percentage of our outstanding subordinated units which have converted into our common units on a one-for-one basis under section 5.8 of our Partnership Agreement. All phantom units vest on a change of control as defined in our long-term incentive plan (see “Long-term Incentive Plan).
(2)	The value set forth in this column has been computed by multiplying the closing price of a common unit on December 31, 2008 by the number of unvested units.
(3)	Pursuant to a unit appreciation rights agreement entered into under our long-term incentive plan, on November 27, 2006, Mr. Strom was granted 10,000 performance vested unit appreciation rights. The UARs entitle him to receive, in our whole common units, the excess of the fair value of the common unit on the exercise date over the base exercise price of $24.14, which was the last trading price according to yahoo.finance.com of a common unit immediately preceeding the grant. Performance vested UARs vest at a percentage rate equal to the percentage of our outstanding subordinated units which have converted into our common units on a one-for-one basis under our Partnership Agreement. All of the UARs vest upon a change in control as defined in our long-term incentive plan.
(4)	The expiration date will be extended for two years if the UARs are not fully vested by November 27, 2011.

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

If the employee’s employment is terminated without cause or if the employee resigns for good reason, the employee will be entitled to severance in an amount equal to the product of employee’s base salary at the time of termination or resignation and 2.5. The employment agreements define cause as (a) fraud, willful misconduct or gross negligence by the employee that materially adversary affects our reputation or the reputation of our general partner and continues after notice and, if requested by the employee, an opportunity to be heard, or (b) any chemical dependence that materially adversely affects the employee’s performance of his duties and responsibilities and for which the employee fails to undertake and maintain treatment. An employee will be deemed to have terminated his employment for good reason if, among other things, such employee resigns after the location of the principal office of our general partner is moved outside a 75-mile radius of its current location in Levittown, Pennsylvania; the employee is removed from his executive position; the employee has a material change in duties or compensation, or our general partner willfully breaches the employment agreement.

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

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

The following table describes the potential payments and benefits under the employment agreements and agreements relating to awards granted under our long-term incentive plan to which the named executive officers would be entitled upon termination of employment if we terminated their employment without cause or if the executive terminates for good reason, assuming the termination took place on December 31, 2008. A change of control of our general partner or of us would not trigger severance payments but would accelerate the vesting of the outstanding unvested awards granted under our long-term incentive plan.

	Cash Severance Payment ($)(1)	Continuation of Medical/ Welfare Benefits (Present Value) ($)(1)	Acceleration and Continuation of Equity Awards (Unamortized Expense as of December 31, 2008 ($)(1)	Excise Tax Gross Up ($)(1)	Total Termination Benefits ($)
Lawrence Miller	$1,000,000	$17,738	$167,790	$—	$1,185,528
William R. Shane	$1,000,000	$22,838	$167,790	$—	$1,190,628
Michael L. Stache	$712,500	$17,738	$121,409	$—	$851,647
Robert Stache	$712,500	$17,738	$121,409	$—	$851,647
Gregg Strom	$—	$—	$35,915	$—	$35,915

(1)	See “Employment Agreements”.

DIRECTOR COMPENSATION

The following table sets forth compensation information for 2008 for each member of our general partner’s board of directors who is not also an executive officer. Our executive officers do not receive additional compensation for serving on the board. See “Summary Compensation Table” for disclosures related to our executive-officer directors, Lawrence Miller and William R. Shane.

	Fees Earned Or Paid In Cash ($)	Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation ($)	Total($)
Howard Carver (1)	$39,500	$23,249	$—	$—	$—	$—	$62,749
Allen Freedman (1)	$42,500	$24,870	$—	$—	$—	$—	$67,370
Peter Grunebaum (1)	$37,000	$24,420	$—	$—	$—	$—	$61,420
Robert B. Hellman, Jr. (3)	$35,000	$—	$—	$—	$—	$—	$35,000
Martin R. Lautman (1)	$29,500	$24,870	$—	$—	$—	$—	$54,370
Fenton R. Talbott (1)	$37,500	$24,870	$—	$—	$—	$—	$62,370

(1)	Each of Messrs. Carver, Freedman, Grunebaum and Talbott receive an annual cash retainer of $22,500, an annual retainer in deferred restricted phantom units of $12,500, a meeting fee of $1,000 for each meeting of the board of directors attended in person and $750 for each committee meeting attended in person, a fee of $500 for participation in each telephone board call that is greater than one hour, but less than two hours, and $1,000 for participation in each telephone board call that is two hours or more. Mr. Lautman receives identical compensation as the directors listed above, however, he does not receive the cash portion of the annual retainer.
(2)

During 2008, each of Messrs. Carver, Freedman, Grunebaum, Lautman and Talbott were awarded a total of 749 deferred restricted phantom units in payment of the portion of their annual retainer. The deferred restricted phantom units are credited to a mandatory deferred compensation account established for each such person. For each deferred restricted phantom unit in such account, we credit the account, solely in additional deferred restricted phantom units, an amount of distribution equivalent rights so as to provide the deferred restricted phantom unit holders a means of participating on a one-for-one basis in distributions made to holders of our common units. In 2008, Messrs. Freedman, Lautman and Talbott were each credited with an additional 755 deferred restricted phantom units, Mr. Grunebaum was credited with an additional 728 deferred restricted phantom units and Mr. Carver was credited with an additional 657 deferred restricted phantom units pursuant to their distribution equivalent rights. In addition to these amounts, Messrs. Freedman, Lautman and Talbott each own an additional 5,344 deferred restricted phantom units, Mr. Grunebaum owns an additional 5,141 deferred restricted phantom units and Mr. Carver owns an additional 4,611 deferred restricted phantom units, in each case received in connection with their annual directors compensation for years prior to 2008. Accordingly, at December 31, 2008, the aggregate number of awards outstanding for each of our non-employee directors was 6,849 for each of Messrs. Freedman, Lautman and Talbott, 6,618 for Mr. Grunebaum and 6,017 for Mr. Carver. Payments to participants of the participant’s mandatory deferred compensation account will be made on the earlier of (i) separation of the participant from service as a director, (ii) disability, (iii) unforeseeable emergency, (iv) death, (v) change of control of our company or our general partner or (vi) the occurrence of certain other events specified in Section 409A of the Internal Revenue Code. Participants will be paid at our election in our common units or cash. See Note 10 of our Consolidated Financial Statements regarding assumptions we used underlying the valuation of equity awards. The full award date fair value of the awards received in 2008 by each director, computed in accordance with the FAS 123R, was $24,870 for each of Messrs. Freedman, Lautman and Talbott, $24,420 for Mr. Grunebaum and $23,249 for Mr. Carver.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

None of the persons who served as members of the Nominating, Compensation and Corporate Governance Committee (Fenton R. Talbott, Robert B. Hellman, Jr. or Martin R. Lautman) in 2008 has ever been an officer or other employee of our company, or has any relationship requiring disclosure under Item 404 of Regulation S-K other than as described in “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Additionally, there were no compensation committee “interlocks” during 2008, which generally means that none of executive officers of our general partner served as a director or member of the compensation committee of another entity, one of whose executive officers served as a director or member of the Nominating, Compensation and Corporate Governance Committee of the board of directors of our general partner.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 1, 2009, the beneficial ownership of the common and subordinated units of StoneMor as of March 1, 2009 held by beneficial owners of 5% or more of the units, by directors and named executive officers of our general partner and by all directors and executive officers of our general partner as a group. Unless otherwise indicated, the address for each unitholder is c/o StoneMor Partners L.P., 311 Veterans Highway, Suite B, Levittown, PA 19056. Unless otherwise indicated, the beneficial owner named in the table is deemed to have sole voting and sole dispositive power of the units set forth opposite such beneficial owner’s name.

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Total Units Beneficially Owned
CFSI LLC (1)(2)	—	*	2,119,891	100.0%	18.0%
311 Veterans Highway
Levittown, PA 19056
MDC Management Company IV, LLC (1)(2)(3)	910,458	*	2,119,891	100.0%	25.7%
950 Tower Lane, Suite 800
Foster City, CA 94404
George McCown (2)(3)(4)	929,684	*	2,119,891	100.0%	25.8%
950 Tower Lane, Suite 800
Foster City, CA 94404
David De Leeuw (2)(3)(4)	924,684	*	2,119,891	100.0%	25.8%
535 Madison Avenue 4th Floor
New York NY 10022
McCown De Leeuw & Co. IV, L.P. and affiliated funds (1)(2)(5)	924,684	*	2,119,891	100.0%	25.8%
950 Tower Lane, Suite 800
Foster City, CA 94404
Lawrence Miller (6)	112,770	*	—	*	*
William R. Shane (7)	112,770	*	—	*	*
Michael Stache	29,245	*	—	*	*
Gregg Strom	6,814	*	—	*	*
Robert Stache	29,245	*	—	*	*
Paul Waimberg	7,557	*	—	*	*
Allen R. Freedman (8)	27,132	*	—	*	*
Robert B. Hellman, Jr. (2) (3) (4)	929,684	*	2,119,891	100.0%	25.8%
Martin R. Lautman, Ph.D.	93,561	*	—	*	*
Fenton R. Talbot	22,167	*	—	*	*
Peter Grunebaum	3,650	*	—	*	*
Howard L. Carver	4,560	*	—	*	*
All directors and executive officers as a group (12 persons)	1,379,155	5.0%	2,119,891	100.0%	29.6%

*	Less than one percent

(1)	Our general partner’s LLC Agreement provides that the directors of our general partner will be elected by a plurality vote of Class A units in our general partner; provided however, that so long as Mr. Miller serves as the Chief Executive Officer of our general partner, he will also serve as a director of our general partner, and so long as Mr. Shane serves as Chief Financial Officer of our general partner, he will also serve as a director of our general partner. CFSI LLC holds all of the outstanding Class A units in our general partner. CFSI LLC is controlled by the McCown De Leeuw funds. See note (5). CFSI directly owns 2,119,891 subordinated units.
(2)	CFSI, LLC, McCown De Leeuw & Co. IV, L.P., McCown De Leeuw & Co. IV Associates, L.P., Delta Fund LLC, MDC Management Company IV, LLC, Robert Hellman, Jr., George McCown and David De Leeuw filed a Schedule 13D with the SEC on November 17, 2008. The information included in this table for such persons is based on the information disclosed in this Schedule 13D.
(3)	MDC Management Company IV, LLC is the general partner of McCown De Leeuw & Co. IV, L.P. and McCown De Leeuw & Co. IV Associates, L.P. and therefore may be deemed to beneficially own all units beneficially owned by these entities (See note (5)). Certain key investment decisions are made by the unanimous consent of the managing members of MDC Management Company IV, LLC, who are George McCown, David De Leeuw and Robert B. Hellman, Jr.
(4)	Includes 2,119,891 subordinated units held by CFSI LLC and beneficially owned by McCown De Leeuw & Co. IV, L.P. and its affiliated funds, of which Messrs. Hellman, McCown and De Leeuw may be deemed to be the beneficial owners as managing members of MDC Management Company IV, LLC, which controls McCown De Leeuw & Co. IV, L.P. and McCown De Leeuw & Co. IV Associates, L.P. Therefore, Messrs. Hellman, McCown and De Leeuw may be deemed to have shared voting power and shared dispositive power with respect to such units. Also includes 892,102 common units held by McCown De Leeuw & IV, L.P., 18,356 common units held by McCown De Leeuw & Co. IV Associates, L.P., and 14,226 common units held by Delta Fund, LLC. Messrs. Hellman, McCown and De Leeuw, by virtue of their roles as voting members of Delta Fund, LLC, may also be deemed to have shared voting power and shared dispositive power with respect to such units. See note (5). Pursuant to Rule 13d-4 under the Exchange Act, Messrs. Hellman, McCown and De Leeuw each disclaim beneficial ownership of the 2,119,891 subordinated units beneficially owned by McCown De Leeuw & Co. IV, L.P. and MDC Management Company IV, LLC.
(5)	Includes 2,119,891 subordinated units held by CFSI LLC, which is controlled by the McCown De Leeuw funds. McCown De Leeuw & Co. IV, L.P., together with its affiliate funds (McCown De Leeuw & Co. IV Associates, L.P. and Delta Fund, LLC), has the right to designate for election a majority of the managers of the board of managers of CFSI LLC pursuant to the limited liability company agreement of CFSI LLC. Also includes 892,102 common units held by McCown De Leeuw & Co. IV, L.P. 18,356 common units held by McCown De Leeuw & Co. IV Associates, L.P. and 14,226 common units held by Delta Fund LLC.
(6)	Includes 32,186 common units held by LDLM Associates, LP, and 28,500 common units held by Osiris Investments, LP. Mr. Miller is the grantor and trustee of the Miller Revocable Trust, which is the general partner of LDLM Associates, LP. Mr. Miller is also a limited partner of LDLM Associates, LP, holding 98% of its limited partner interests. Mr. Miller and Mr. Shane are each 50% members of Osiris Investments LLC, which is the general partner of Osiris Investments LP. Mr. Miller therefore may be deemed to beneficially own all of the units beneficially owned by LDLM Associates, LP and Osiris Investments, LP.
(7)	Includes 32,186 common units held by Ten Twenty, LP and 28,500 common units held by Osiris Investments, LP. Mr. Shane is the general partner of Ten Twenty LP. Mr. Miller and Mr. Shane are each 50% members of Osiris Investments LLC, which is the general partner of Osiris Investments LP. Mr. Shane therefore may be deemed to beneficially own all of the units beneficially owned by Ten Twenty LP and Osiris Investments, LP.
(8)	Includes 21,798 common units held by Mr. Freedman’s spouse and over which Mr. Freedman mat be deemed to have beneficial ownership.

Equity Compensation Plan Information

The following table details information regarding our equity compensation plan as of December 31, 2008:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	513,680	$21.86	110,320
Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	513,680	$21.86	110,320

1)	The Long-Term Incentive Plan was adopted by the Board of Directors of our general partner in 2004 amended in November 2005, November 2006 and May 2007. Under this plan, the Board of Directors of our general partner may award to our employees, consultants and directors up to 624,000 common units in the form of unit options, unit appreciation rights, restricted units and phantom units. See Item 11, “Executive Compensation—Long-Term Incentive Plan.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Independence of Directors

Even though most companies listed on the NASDAQ Global Market are required to have a majority of independent directors serving on the board of directors of the listed company, the NASDAQ Global Market does not require a listed limited partnership like us to have a majority of independent directors on the board of directors of its general partner.

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

Related Party Transactions Policy and Procedures

The board of directors of our general partner established the Conflicts Committee, which is authorized to exercise all of the power and authority of the board in connection with investigating, reviewing and acting on matters referred or disclosed to it where a conflict of interest exists or arises and performing such other functions as the board may assign to the Conflicts Committee from time to time. Pursuant to the Conflicts Committee Charter, the Conflicts Committee is responsible for reviewing all matters involving a conflict of interest submitted to it by the board of directors or as required by any written agreement involving a conflict of interest to which we are a party. In approving or ratifying any transaction or proposed transaction, the Conflicts Committee determines whether the transaction complies with our policies on conflicts of interests.

Distributions and Payments to our General Partner and its Affiliates

We were formed as a Delaware limited partnership to own and operate cemetery and funeral home properties previously owned and operated by Cornerstone. The following table summarizes the distributions and payments to be made by us to our general partner and its affiliates in connection with our ongoing operation and any liquidation. These distributions and payments were determined by and among affiliated entities and, consequently, are not the result of arm’s-length negotiations.

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

The membership interests in our general partner are represented by two classes of units, the Class A units and the Class B units. Each of Messrs. Miller and Shane owns 24 Class B units, or 30% of the 80 outstanding Class B units and each of Messrs M. Stache and R. Stache owns 16 Class B units or 20% of the 80 outstanding Class B units. The compensation committee of our general partner may issue up to 20 additional Class B units to other executive officers of our general partner without the consent of Mr. Miller or Mr. Shane. At such time that 100 or more Class B units are issued and outstanding, Messrs. Miller and Shane must consent to any additional issuances of Class B units for so long as both of them are executive officers of our general partner and holders of Class B units. If at that time only one of Messrs. Miller and Shane is both an executive officer of our general partner and a holder of Class B units, then only that one must consent to such additional issuances. If at that time neither of Messrs. Miller and Shane is both an executive officer of our general partner and a holder of Class B units, then holders of a majority of outstanding Class B units must consent to such additional issuances. Additional issuances of Class B units will dilute all outstanding Class B units on a pro rata basis.

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

Robert B. Hellman Jr., who serves as one of our directors and as the Chief Executive Officer and Managing Director of McCown De Leeuw & Co., LLC and in various other positions with McCown De Leeuw, has applied for a U.S. patent on a technology entitled, “Apparatus and Method for Operating a Death Care Business as a Master Limited Partnership.” The computer-implemented method defines death care master limited partnership assets based upon qualifying death care business income sources and non-qualifying death care business income sources. The pending patent application was filed on November 27, 2002, and claims priority to an earlier patent application filed November 30, 2001. The United States Patent and Trademark Office has not issued a communication regarding the substantive merits of the application. In February 2003, Mr. Hellman assigned the patent application to McCown De Leeuw & Co. IV, L.P. and recorded the assignment in the United States Patent and Trademark Office in March 2003. McCown De Leeuw & Co. IV, L.P. assigned a 50% ownership interest in the patent application and, if issued, the patent to the partnership. If a patent is issued relating to this patent application, no other entity will be able to practice the claimed invention without the consent of McCown De Leeuw & Co. IV, L.P. and us. We cannot assure you that the patent will be issued or, if it is issued and subsequently challenged, that it will be determined to be valid.

Item 14.	Principal Accounting Fees and Services

The following table sets forth the aggregate fees paid or accrued for professional services rendered by Deloitte & Touche LLP for the audit of our annual financial statements for fiscal years 2007 and 2008 and the aggregate fees paid or accrued for audit-related services and all other services rendered by Deloitte & Touche LLP for fiscal years 2007 and 2008.

	Year ended December 31,
	2007	2008
Audit fees	$1,391,225	$944,000
Audit-related fees	493,000	1,094,447
Tax fees	778,050	589,245

	$2,662,275	$2,627,692

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2007 and 2008

Consolidated Statement of Operations for the years ended December 31, 2006, 2007 and 2008

Consolidated Statement of Common Stockholders’ / Partners’ Equity for the years ended December 31, 2007 and 2008

Consolidated Statement of Cash Flows for the years ended December 31, 2006, 2007, and 2008

Notes to the Consolidated Financial Statements

(c)	Exhibits

Exhibit Number	Description
3.1*	Certificate of Limited Partnership of StoneMor Partners L.P. (incorporated by reference to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 9, 2004 (Exhibit 3.1)).

3.2*	First Amended and Restated Agreement of Limited Partnership of StoneMor Partners L.P., dated as of September 20, 2004 (incorporated by reference to Exhibit 3.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

3.2.1*	Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of StoneMor Partners L.P., effective as of February 27, 2007 (incorporated by reference to Exhibit 3.3 of Registrant’s Current Report on Form 8-K filed on February 28, 2007).

3.2.2*	Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of StoneMor Partners L.P, effective as of November 13, 2007 (incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed on November 19, 2007).

3.2.3*	Second Amended and Restated Agreement of Limited Partnership of StoneMor Partners L.P. dated as of September 9, 2008 (incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed on September 15, 2008).

4.1*	Amended and Restated Note Purchase Agreement, dated as of August 15, 2007, by StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, and each of the Subsidiary Issuers listed on the signature pages thereof (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on August 21, 2007).

4.1.1	First Amendment to the Amended and Restated Note Purchase Agreement, dated November 2, 2007, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, its Subsidiaries set forth on the signature pages thereof, and the Noteholders (incorporated by reference to Exhibit 4.1.3 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

4.1.2*	Joinder to Amended and Restated Note Purchase Agreement and Finance Documents, dated December 21, 2007 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on December 28, 2007).

4.1.3*	Form of 7.66% Senior Secured Note Due 2009, dated June 20, 2007 (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed on August 21, 2007).

Exhibit Number	Description
4.1.4*	Form of 9.34% Series B Senior Secured Note Due 2012, dated August 15, 2007 (incorporated by reference to Exhibit 4.2 of Registrant’s Current Report on Form 8-K filed on August 21, 2007).

4.1.5*	Form of Senior Secured Series C Note, dated December 21, 2007 (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed on December 28, 2007).

4.2*	Registration Rights Agreement by and between StoneMor Partners L.P. and SCI Funeral Services, Inc., an Iowa corporation (“SCI”) and a wholly-owned subsidiary of Service Corporation International, a Texas corporation, joined by certain of SCI’s direct and indirect subsidiary entities, effective November 1, 2005 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 2, 2005).

4.3*	Registration Rights Agreement, dated as of September 28, 2006, by and between StoneMor Partners L.P. acting by its General Partner, StoneMor GP LLC, and SCI New Mexico Funeral Services, Inc. (incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K filed on October 4, 2006).

4.3.1*	Amendment No. 1 to Registration Rights Agreement, dated as of January 29, 2008, by and between StoneMor Partners L.P. acting by its General partner, StoneMor GP LLC, and SCI New Mexico Funeral Services, Inc. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on February 4, 2008).

4.3.2*	Amendment No. 2 to Registration Rights Agreement, dated as of July 3, 2008, by and between StoneMor Partners L.P. acting by it’s General partner, StoneMor GP LLC, and SCI New Mexico Funeral Services, Inc. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on July 8, 2008).

10.1*	Credit Agreement by and among StoneMor Operating LLC, StoneMor GP LLC, StoneMor Partners L.P., various additional borrowers, various lending institutions and Fleet National Bank, dated September 20, 2004 (Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.1.1*	Second Amendment to Credit Agreement, dated September 28, 2006, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC and its subsidiaries set forth on the signature page to the Second Amendment to the Credit Agreement, the Lenders party to the Second Amendment to the Credit Agreement and Bank of America, N.A., as Administrative Agent for the benefit of the Lenders, as Collateral Agent for the benefit of the Lenders and other Secured Creditors, as Swingline Lender and as Letter of Credit Issuer (incorporated by reference to Exhibit 10.5 of Registrant’s Current Report on Form 8-K filed on October 4, 2006).

10.1.2*	Third Amendment to Credit Agreement, dated May 7, 2007, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC and its subsidiaries set forth on the signature page to the Third Amendment to the Credit Agreement, the Lenders party to the Third Amendment to the Credit Agreement and Bank of America, N.A., as Administrative Agent for the benefit of the Lenders, as Collateral Agent for the benefit of the Lenders and other Secured Creditors, as Swingline Lender and as Letter of Credit Issuer (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended March 31, 2007).

10.1.3*	Fourth Amendment to Credit Agreement, dated June 29, 2007, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC and its subsidiaries set forth on the signature page to the Fourth Amendment to the Credit Agreement, the Lenders party to the Fourth Amendment to the Credit Agreement and Bank of America, N.A., as Administrative Agent for the benefit of the Lenders, as Collateral Agent for the benefit of the Lenders and other Secured Creditors, as Swingline Lender and as Letter of Credit Issuer (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2007).

Exhibit Number	Description
10.1.4*	Fifth Amendment to Credit Agreement, dated July 31, 2007, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC and its subsidiaries set forth on the signature page to the Fifth Amendment to the Credit Agreement, the Lenders party to the Fifth Amendment to the Credit Agreement and Bank of America, N.A., as Administrative Agent for the benefit of the Lenders, as Collateral Agent for the benefit of the Lenders and other Secured Creditors, as Swingline Lender and as Letter of Credit Issuer (incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2007).

10.1.5*	Commitment Letter, dated March 15, 2007, by and between StoneMor Operating LLC, all of its existing and future direct and indirect subsidiaries and Bank of America, N.A., Banc of America Securities LLC (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on April 9, 2007).

10.1.6*	Fee Letter, dated March 15, 2007, by and between StoneMor Operating LLC and all of its existing and future direct and indirect subsidiaries and Bank of America, N.A., Banc of America Securities LLC (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on April 9, 2007).

10.1.7*	Extension Letter, dated May 31, 2007, by and between StoneMor Operating LLC, Bank of America, N.A. and Banc of America Securities LLC (incorporated by reference to Exhibit 10.7 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2007).

10.1.8*	Extension Letter, dated June 21, 2007, by and between StoneMor Operating LLC, Bank of America, N.A. and Banc of America Securities LLC (incorporated by reference to Exhibit 10.8 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2007).

10.1.9*	Extension Letter, dated July 31, 2007, by and between StoneMor Operating LLC, Bank of America, N.A. and Banc of America Securities LLC (incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2007).

10.1.10*	Amended and Restated Credit Agreement, dated August 15, 2007, among StoneMor Operating LLC, as a Borrower, various subsidiaries thereof, as additional Borrowers, StoneMor Partners L.P. and StoneMor GP LLC, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other Lenders Party Hereto, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on August 21, 2007).

10.1.11	First Amendment to Amended and Restated Credit Agreement, dated November 2, 2007, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, various subsidiaries thereof, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1.11 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007)..

10.1.12*	Joinder to Amended and Restated Credit Agreement and Credit Documents, dated December 21, 2007 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on December 28, 2007).

10.1.13*	Commitment Letter, effective as of February 25, 2009, by and among Bank of America, N.A., Bank of America Securities, LLC and StoneMor Operating LLC (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed March 2, 2009).

10.2*†	Long-Term Incentive Plan, as amended on November 8, 2006 (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on November 15, 2006).

10.2.1*†	StoneMor Partners L.P. Long-Term Incentive Plan, as amended May 15, 2007 (incorporated by reference to Exhibit 99.1 of Registrant’s Form S-8 filed on June 19, 2007).

Exhibit Number	Description
10.2.2*†	Form of the Director Restricted Phantom Unit Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated November 8, 2006 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 15, 2006).

10.2.3*†	Form of the Key Employee Restricted Phantom Unit Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated November 8, 2006 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on November 15, 2006).

10.2.4*†	Form of the Unit Appreciation Rights Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated as of November 27, 2006 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on December 1, 2006).

10.3*†	Employment Agreement by and between StoneMor GP LLC and Lawrence Miller, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.3.1*†	Addendum to Employment Agreement between StoneMor GP LLC and Lawrence Miller, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 19, 2007).

10.4*†	Employment Agreement by and between StoneMor GP LLC and William R. Shane, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.5 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.4.1*†	Addendum to Employment Agreement between StoneMor GP LLC and William R. Shane, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on November 19, 2007).

10.5*†	Employment Agreement by and between StoneMor GP LLC and Michael L. Stache, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.7 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.5.1*†	Addendum to Employment Agreement between StoneMor GP LLC and Michael L. Stache, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on November 19, 2007).

10.6*†	Employment Agreement by and between StoneMor GP LLC and Robert Stache, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.8 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.6.1*†	Addendum to Employment Agreement between StoneMor GP LLC and Robert Stache, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K filed on November 19, 2007).

10.7*†	Form of Indemnification Agreement by and between StoneMor GP LLC and Lawrence Miller, Robert B. Hellman, Jr., Fenton R. Talbott, Jeffery A. Zawadsky, Martin R. Lautman, William R. Shane, Allen R. Freedman, effective September 20, 2004 (incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.7.1*†	Form of Indemnification Agreement by and between StoneMor GP LLC and Howard Carver and Peter Grunebaum, effective February 16, 2007 (incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.8*	Asset Purchase and Sale Agreement, dated September 28, 2006, by and among StoneMor Operating LLC, joined by its direct and indirect subsidiary entities listed in Exhibit A to the Asset Purchase and Sale Agreement, and SCI Funeral Services, Inc., joined by its direct and indirect subsidiary entities listed in Exhibit B to the Asset Purchase and Sale Agreement (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on October 4, 2006).

Exhibit Number	Description
10.9*	Asset Purchase and Sale Agreement, dated September 28, 2006, by and among StoneMor Operating LLC, joined by StoneMor Michigan LLC and StoneMor Michigan Subsidiary LLC, and SCI Funeral Services, Inc., SCI Michigan Funeral Services, Inc. and Hawes, Inc. (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on October 4, 2006).

10.10*	Asset Purchase and Sale Agreement, dated September 28, 2006, by and among StoneMor Operating LLC, joined by StoneMor Michigan LLC and StoneMor Michigan Subsidiary LLC, and SCI Funeral Services, Inc., and SCI Michigan Funeral Services, Inc. and Hillcrest Memorial Company (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on October 4, 2006).

10.11*	Asset Purchase and Sale Agreement, dated September 28, 2006, by and among StoneMor Operating LLC, joined by StoneMor Michigan LLC and StoneMor Michigan Subsidiary LLC, and SCI Funeral Services, Inc., SCI Michigan Funeral Services, Inc. and Hawes, Inc. (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on October 4, 2006).

10.12*	Asset Purchase and Sale Agreement, dated December 4, 2007, by and among StoneMor Operating LLC, joined by its direct and indirect subsidiary entities listed in Exhibit A to the Asset Purchase and Sale Agreement and by Cemetery Management Services of Ohio, L.L.C., and SCI Funeral Services, Inc., joined by its direct and indirect subsidiary entities listed in Exhibit B to the Asset Purchase and Sale Agreement, as well as by SCI Ohio Funeral Services, Inc., and Alderwoods (Ohio) Cemetery Management, Inc. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on December 7, 2007).

10.13*	Transition Agreement, dated December 7, 2007, by and among StoneMor Operating LLC, joined by those of its direct and indirect subsidiary entities which are parties to the Purchase Agreement, as defined therein, and SCI Funeral Services, Inc., joined by those of its direct and indirect subsidiary entities which are parties to the Purchase Agreement (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on December 7, 2007).

21.1	Subsidiaries of Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer President and Chairman of the Board of Directors.

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of William R. Shane, Executive Vice President and Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith).

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of William R. Shane, Executive Vice President and Chief Financial Officer (furnished herewith).

99.1*	Amended and Restated Limited Liability Company Agreement of StoneMor GP LLC, dated as of September 20, 2004 (incorporated by reference to Exhibit 99.1 of Registrant’s Current Report on Form 8-K filed on September 19, 2007).

99.2*	First Amendment to the Amended and Restated Limited Liability Company Agreement of StoneMor GP LLC, dated as of September 14, 2007 (incorporated by reference to Exhibit 99.2 of Registrant’s Current Report on Form 8-K filed on September 19, 2007).

99.3*	Second Amendment to the Amended and Restated Limited Liability Company Agreement of StoneMor GP LLC, dated as of December 18, 2007 (incorporated by reference to Exhibit 99.2 of Registrant’s Current Report on Form 8-K filed on December 28, 2007).

*	Incorporated by reference, as indicated
†	Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONEMOR PARTNERS L.P.

By: StoneMor GP LLC, its General Partner

March 31, 2009	By:	/s/ LAWRENCE MILLER
Lawrence Miller
Chief Executive Officer, President and
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ LAWRENCE MILLER Lawrence Miller (Principal Executive Officer)	Chief Executive Officer, President and Chairman of the Board	March 31, 2009

/s/ WILLIAM R. SHANE William R. Shane (Principal Financial Officer)	Executive Vice President, Chief Financial Officer and Director	March 31, 2009

/s/ PAUL WAIMBERG Paul Waimberg (Principal Accounting Officer)	Vice President—Finance	March 31, 2009

/s/ ALLEN R. FREEDMAN	Director	March 31, 2009

/s/ PETER K. GRUNEBAUM	Director	March 31, 2009

/s/ ROBERT B. HELLMAN, JR. Robert B. Hellman, Jr.	Director	March 31, 2009

/s/ MARTIN R. LAUTMAN, PH.D. Martin R. Lautman, Ph.D.	Director	March 31, 2009

/s/ FENTON R. TALBOTT	Director	March 31, 2009

/s/ HOWARD L. CARVER Howard L. Carver	Director	March 31, 2009

EXHIBIT INDEX

Exhibit Number	Description
3.1*	Certificate of Limited Partnership of StoneMor Partners L.P. (incorporated by reference to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 9, 2004 (Exhibit 3.1)).

3.2*	First Amended and Restated Agreement of Limited Partnership of StoneMor Partners L.P., dated as of September 20, 2004 (incorporated by reference to Exhibit 3.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

3.2.1*	Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of StoneMor Partners L.P., effective as of February 27, 2007 (incorporated by reference to Exhibit 3.3 of Registrant’s Current Report on Form 8-K filed on February 28, 2007).

3.2.2*	Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of StoneMor Partners L.P, effective as of November 13, 2007 (incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed on November 19, 2007).

3.2.3*	Second Amended and Restated Agreement of Limited Partnership of StoneMor Partners L.P. dated as of September 9, 2008 (incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed on September 15, 2008).

4.1*	Amended and Restated Note Purchase Agreement, dated as of August 15, 2007, by StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, and each of the Subsidiary Issuers listed on the signature pages thereof (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on August 21, 2007).

4.1.1	First Amendment to the Amended and Restated Note Purchase Agreement, dated November 2, 2007, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, its Subsidiaries set forth on the signature pages thereof, and the Noteholders. (incorporated by reference to Exhibit 4.1.3 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

4.1.2*	Joinder to Amended and Restated Note Purchase Agreement and Finance Documents, dated December 21, 2007 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on December 28, 2007).

4.1.3*	Form of 7.66% Senior Secured Note Due 2009, dated June 20, 2007 (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed on August 21, 2007).

4.1.4*	Form of 9.34% Series B Senior Secured Note Due 2012, dated August 15, 2007 (incorporated by reference to Exhibit 4.2 of Registrant’s Current Report on Form 8-K filed on August 21, 2007).

4.1.5*	Form of Senior Secured Series C Note, dated December 21, 2007 (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed on December 28, 2007).

4.2*	Registration Rights Agreement by and between StoneMor Partners L.P. and SCI Funeral Services, Inc., an Iowa corporation (“SCI”) and a wholly-owned subsidiary of Service Corporation International, a Texas corporation, joined by certain of SCI’s direct and indirect subsidiary entities, effective November 1, 2005 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 2, 2005).

4.3*	Registration Rights Agreement, dated as of September 28, 2006, by and between StoneMor Partners L.P. acting by its General Partner, StoneMor GP LLC, and SCI New Mexico Funeral Services, Inc. (incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K filed on October 4, 2006).

Exhibit Number	Description
4.3.1*	Amendment No. 1 to Registration Rights Agreement, dated as of January 29, 2008, by and between StoneMor Partners L.P. acting by its General partner, StoneMor GP LLC, and SCI New Mexico Funeral Services, Inc. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on February 4, 2008).

4.3.2*	Amendment No. 2 to Registration Rights Agreement, dated as of July 3, 2008, by and between StoneMor Partners L.P. acting by it’s General partner, StoneMor GP LLC, and SCI New Mexico Funeral Services, Inc. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on July 8, 2008).

10.1*	Credit Agreement by and among StoneMor Operating LLC, StoneMor GP LLC, StoneMor Partners L.P., various additional borrowers, various lending institutions and Fleet National Bank, dated September 20, 2004 (Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.1.1*	Second Amendment to Credit Agreement, dated September 28, 2006, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC and its subsidiaries set forth on the signature page to the Second Amendment to the Credit Agreement, the Lenders party to the Second Amendment to the Credit Agreement and Bank of America, N.A., as Administrative Agent for the benefit of the Lenders, as Collateral Agent for the benefit of the Lenders and other Secured Creditors, as Swingline Lender and as Letter of Credit Issuer (incorporated by reference to Exhibit 10.5 of Registrant’s Current Report on Form 8-K filed on October 4, 2006).

10.1.2*	Third Amendment to Credit Agreement, dated May 7, 2007, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC and its subsidiaries set forth on the signature page to the Third Amendment to the Credit Agreement, the Lenders party to the Third Amendment to the Credit Agreement and Bank of America, N.A., as Administrative Agent for the benefit of the Lenders, as Collateral Agent for the benefit of the Lenders and other Secured Creditors, as Swingline Lender and as Letter of Credit Issuer (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended March 31, 2007).

10.1.3*	Fourth Amendment to Credit Agreement, dated June 29, 2007, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC and its subsidiaries set forth on the signature page to the Fourth Amendment to the Credit Agreement, the Lenders party to the Fourth Amendment to the Credit Agreement and Bank of America, N.A., as Administrative Agent for the benefit of the Lenders, as Collateral Agent for the benefit of the Lenders and other Secured Creditors, as Swingline Lender and as Letter of Credit Issuer (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2007).

10.1.4*	Fifth Amendment to Credit Agreement, dated July 31, 2007, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC and its subsidiaries set forth on the signature page to the Fifth Amendment to the Credit Agreement, the Lenders party to the Fifth Amendment to the Credit Agreement and Bank of America, N.A., as Administrative Agent for the benefit of the Lenders, as Collateral Agent for the benefit of the Lenders and other Secured Creditors, as Swingline Lender and as Letter of Credit Issuer (incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2007).

10.1.5*	Commitment Letter, dated March 15, 2007, by and between StoneMor Operating LLC, all of its existing and future direct and indirect subsidiaries and Bank of America, N.A., Banc of America Securities LLC (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on April 9, 2007).

Exhibit Number	Description
10.1.6*	Fee Letter, dated March 15, 2007, by and between StoneMor Operating LLC and all of its existing and future direct and indirect subsidiaries and Bank of America, N.A., Banc of America Securities LLC (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on April 9, 2007).

10.1.7*	Extension Letter, dated May 31, 2007, by and between StoneMor Operating LLC, Bank of America, N.A. and Banc of America Securities LLC (incorporated by reference to Exhibit 10.7 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2007).

10.1.8*	Extension Letter, dated June 21, 2007, by and between StoneMor Operating LLC, Bank of America, N.A. and Banc of America Securities LLC (incorporated by reference to Exhibit 10.8 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2007).

10.1.9*	Extension Letter, dated July 31, 2007, by and between StoneMor Operating LLC, Bank of America, N.A. and Banc of America Securities LLC (incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2007).

10.1.10*	Amended and Restated Credit Agreement, dated August 15, 2007, among StoneMor Operating LLC, as a Borrower, various subsidiaries thereof, as additional Borrowers, StoneMor Partners L.P. and StoneMor GP LLC, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other Lenders Party Hereto, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on August 21, 2007).

10.1.11	First Amendment to Amended and Restated Credit Agreement, dated November 2, 2007, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, various subsidiaries thereof, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1.11 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.1.12*	Joinder to Amended and Restated Credit Agreement and Credit Documents, dated December 21, 2007 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on December 28, 2007).

10.1.13*	Commitment Letter, effective as of February 25, 2009, by and among Bank of America, N.A., Bank of America Securities, LLC and StoneMor Operating LLC (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed March 2, 2009).

10.2*†	Long-Term Incentive Plan, as amended on November 8, 2006 (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on November 15, 2006).

10.2.1*†	StoneMor Partners L.P. Long-Term Incentive Plan, as amended May 15, 2007 (incorporated by reference to Exhibit 99.1 of Registrant’s Form S-8 filed on June 19, 2007).

10.2.2*†	Form of the Director Restricted Phantom Unit Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated November 8, 2006 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 15, 2006).

10.2.3*†	Form of the Key Employee Restricted Phantom Unit Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated November 8, 2006 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on November 15, 2006).

10.2.4*†	Form of the Unit Appreciation Rights Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated as of November 27, 2006 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on December 1, 2006).

10.3*†	Employment Agreement by and between StoneMor GP LLC and Lawrence Miller, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

Exhibit Number	Description
10.3.1*†	Addendum to Employment Agreement between StoneMor GP LLC and Lawrence Miller, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 19, 2007).

10.4*†	Employment Agreement by and between StoneMor GP LLC and William R. Shane, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.5 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.4.1*†	Addendum to Employment Agreement between StoneMor GP LLC and William R. Shane, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on November 19, 2007).

10.5*†	Employment Agreement by and between StoneMor GP LLC and Michael L. Stache, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.7 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.5.1*†	Addendum to Employment Agreement between StoneMor GP LLC and Michael L. Stache, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on November 19, 2007).

10.6*†	Employment Agreement by and between StoneMor GP LLC and Robert Stache, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.8 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.6.1*†	Addendum to Employment Agreement between StoneMor GP LLC and Robert Stache, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K filed on November 19, 2007).

10.7*†	Form of Indemnification Agreement by and between StoneMor GP LLC and Lawrence Miller, Robert B. Hellman, Jr., Fenton R. Talbott, Jeffery A. Zawadsky, Martin R. Lautman, William R. Shane, Allen R. Freedman, effective September 20, 2004 (incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.7.1*†	Form of Indemnification Agreement by and between StoneMor GP LLC and Howard Carver, Peter Grunebaum, effective February 16, 2007 (incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.8*†	Directors compensation (incorporated by reference to Item 1.01 of Registrant’s Current Report on Form 8-K filed on August 9, 2005).

10.9*	Asset Purchase and Sale Agreement, dated September 28, 2006, by and among StoneMor Operating LLC, joined by its direct and indirect subsidiary entities listed in Exhibit A to the Asset Purchase and Sale Agreement, and SCI Funeral Services, Inc., joined by its direct and indirect subsidiary entities listed in Exhibit B to the Asset Purchase and Sale Agreement (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on October 4, 2006).

10.10*	Asset Purchase and Sale Agreement, dated September 28, 2006, by and among StoneMor Operating LLC, joined by StoneMor Michigan LLC and StoneMor Michigan Subsidiary LLC, and SCI Funeral Services, Inc., and SCI Michigan Funeral Services, Inc. and Hillcrest Memorial Company (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on October 4, 2006).

10.11*	Asset Purchase and Sale Agreement, dated September 28, 2006, by and among StoneMor Operating LLC, joined by StoneMor Michigan LLC and StoneMor Michigan Subsidiary LLC, and SCI Funeral Services, Inc., SCI Michigan Funeral Services, Inc. and Hawes, Inc. (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on October 4, 2006).

Exhibit Number	Description
10.12*	Asset Purchase and Sale Agreement, dated December 4, 2007, by and among StoneMor Operating LLC, joined by its direct and indirect subsidiary entities listed in Exhibit A to the Asset Purchase and Sale Agreement and by Cemetery Management Services of Ohio, L.L.C., and SCI Funeral Services, Inc., joined by its direct and indirect subsidiary entities listed in Exhibit B to the Asset Purchase and Sale Agreement, as well as by SCI Ohio Funeral Services, Inc., and Alderwoods (Ohio) Cemetery Management, Inc. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on December 7, 2007).

10.13*	Transition Agreement, dated December 7, 2007, by and among StoneMor Operating LLC, joined by those of its direct and indirect subsidiary entities which are parties to the Purchase Agreement, as defined therein, and SCI Funeral Services, Inc., joined by those of its direct and indirect subsidiary entities which are parties to the Purchase Agreement (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on December 7, 2007).

21.1	Subsidiaries of Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer President and Chairman of the Board of Directors.

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of William R. Shane, Executive Vice President and Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith).

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of William R. Shane, Executive Vice President and Chief Financial Officer (furnished herewith).

99.1*	Amended and Restated Limited Liability Company Agreement of StoneMor GP LLC, dated as of September 20, 2004 (incorporated by reference to Exhibit 99.1 of Registrant’s Current Report on Form 8-K filed on September 19, 2007).

99.2*	First Amendment to the Amended and Restated Limited Liability Company Agreement of StoneMor GP LLC, dated as of September 14, 2007 (incorporated by reference to Exhibit 99.2 of Registrant’s Current Report on Form 8-K filed on September 19, 2007).

99.3*	Second Amendment to the Amended and Restated Limited Liability Company Agreement of StoneMor GP LLC, dated as of December 18, 2007 (incorporated by reference to Exhibit 99.2 of Registrant’s Current Report on Form 8-K filed on December 28, 2007).

*	Incorporated by reference, as indicated
†	Management contract, compensatory plan or arrangement