Form 10-Q
period 2009-03-31
STONEMOR PARTNERS LP
filed 2009-05-11
CIK 1286131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of the registrant’s outstanding common units at May 11, 2009 was 11,891,335

Index – Form 10-Q

Part I – Financial Information

Item 1.	Financial Statements

StoneMor Partners L.P.

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	December 31, 2008	March 31, 2009
Assets
Current assets:
Cash and cash equivalents	$7,068	$10,407
Accounts receivable, net of allowance	33,090	35,390
Prepaid expenses	3,422	2,411
Other current assets	14,477	13,071

Total current assets	58,057	61,279
Long-term accounts receivable - net of allowance	42,309	44,442
Cemetery property	228,499	228,051
Property and equipment, net of accumulated depreciation	49,615	48,855
Merchandise trusts, restricted, at fair value	161,605	157,210
Perpetual care trusts, restricted, at fair value	152,797	146,987
Deferred financing costs - net of accumulated amortization	2,425	2,586
Deferred selling and obtaining costs	41,795	44,355
Deferred tax assets	138	138
Other assets	1,000	683

Total assets	$738,240	$734,586

Liabilities and partners’ capital
Current liabilities
Accounts payable and accrued liabilities	$25,702	$23,276
Accrued interest	659	651
Current portion, long-term debt	80,478	80,405

Total current liabilities	106,839	104,332
Other long-term liabilities	1,837	1,874
Long-term debt	80,456	88,789
Deferred cemetery revenues, net	193,017	196,706
Deferred tax liabilities	7,928	7,928
Merchandise liability	75,977	76,259
Perpetual care trust corpus	152,797	146,987

Total liabilities	618,851	622,875

Partners’ capital
General partner	2,271	2,040
Limited partners:
Common	111,052	104,932
Subordinated	6,066	4,739

Total partners’ capital	119,389	111,711

Total liabilities and partners’ capital	$738,240	$734,586

See Accompanying Notes to the Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statement of Operations

(in thousands, except unit data)

(unaudited)

	Three months ended March 31,
	2008	2009
Revenues:
Cemetery
Merchandise	$20,953	$19,276
Services	9,234	9,238
Investment and other	7,065	7,816
Funeral home
Merchandise	2,389	2,609
Services	3,772	3,659

Total revenues	43,413	42,598

Costs and Expenses:
Cost of goods sold (exclusive of depreciation shown separately below):
Perpetual care	1,101	1,005
Merchandise	4,624	3,795
Cemetery expense	9,487	9,439
Selling expense	8,205	7,826
General and administrative expense	5,229	5,479
Corporate overhead (including $616 and $374 in unit-based compensation for the three months ended March 31, 2008 and 2009 respectively)	5,450	5,366
Depreciation and amortization	965	1,310
Funeral home expense
Merchandise	981	967
Services	2,221	2,406
Other	1,417	1,428
Acquisition related costs	—	1,586

Total cost and expenses	39,680	40,607

Operating profit	3,733	1,991
Other income and expenses
Gain on sale of funeral home	—	475
Interest expense	3,104	3,169

Income before income taxes	629	(703)
Income taxes
State	166	162
Federal	5	—

Total income taxes	171	162

Net income (loss)	$458	$(865)

General partner’s interest in net income (loss) for the period	$9	$(17)
Limited partners’ interest in net income (loss) for the period
Common	$328	$(697)
Subordinated	$121	$(151)
Net income (loss) per limited partner unit (basic and diluted)	$.04	$(.07)
Weighted average number of limited partners’ units outstanding (basic and diluted)	11,784	11,891

See Accompanying Notes to the Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statement of

Partners’ Capital

(in thousands)

(unaudited)

	Partners’ Capital				Total
	Limited Partners			General
	Common	Subordinated	Total	Partner
Balance, December 31, 2008	$111,052	$6,066	$117,118	$2,271	$119,389

Net loss	(697)	(151)	(848)	(17)	(865)
Cash distribution	(5,423)	(1,176)	(6,599)	(214)	(6,813)

Balance, March 31, 2009	$104,932	$4,739	$109,671	$2,040	$111,711

See Accompanying Notes to the Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statement of Cash Flows

(in thousands)

(unaudited)

	For the three months ended March 31,
	2008	2009
Operating activities:
Net income (loss)	$458	$(865)
Adjustments to reconcile net income to net cash provided by operating activity:
Cost of lots sold	1,960	1,184
Depreciation and amortization	965	1,310
Unit-based compensation	616	374
Previously capitalized acquisition costs	—	1,365
Gain on sale of funeral home	—	(475)
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(5,199)	(5,670)
Allowance for doubtful accounts	1,179	1,237
Merchandise trust fund	(3,465)	(1,462)
Prepaid expenses	1,309	1,011
Other current assets	348	513
Other assets	(396)	65
Accounts payable and accrued and other liabilities	(3,518)	(2,771)
Deferred selling and obtaining costs	(1,628)	(2,560)
Deferred cemetery revenue	6,601	8,947
Deferred taxes (net)	—	—
Merchandise liability	(99)	1,228

Net cash provided by (used in) operating activities	(869)	3,210

Investing activities:
Cost associated with potential acquisitions	(495)	—
Additions to cemetery property	(530)	(1,031)
Purchase of subsidiaries, net of common units issued	(1,238)	—
Divestiture of funeral home	—	475
Additions of property and equipment	(1,635)	(376)

Net cash used in investing activities	(3,898)	(932)

Financing activities:
Cash distribution	(6,206)	(6,813)
Additional borrowings on long-term debt	5,650	8,815
Repayments of long-term debt	(182)	(556)
Cost of financing activities	—	(385)
General partner contribution	68	—

Net cash provided by (used in) financing activities	(670)	1,061

Net increase (decrease) in cash and cash equivalents	(5,437)	3,339
Cash and cash equivalents - Beginning of period	13,800	7,068

Cash and cash equivalents - End of period	$8,363	$10,407

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$2,681	$3,177

Cash paid during the period for income taxes	$1,154	$280

Non-cash investing and financing activities
Issuance of limited partner units for cemetery acquisition	$500	$—

See Accompanying Notes to the Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

StoneMor Partners L.P. (“StoneMor”, the “Company” or the “Partnership”) is a provider of funeral and cemetery products and services in the death care industry in the United States. Through its subsidiaries, StoneMor offers a complete range of funeral merchandise and services, along with cemetery property, merchandise and services, both at the time of need and on a pre-need basis. As of March 31, 2009, the Partnership owned 218 and operated 232 cemeteries and 58 funeral homes in 26 states within the United States and Puerto Rico.

Basis of Presentation

The unaudited condensed consolidated financial statements included in this Quarterly Report form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All interim financial data is unaudited. However, in the opinion of management, the interim financial data as of March 31, 2009 and for the three months ended March 31, 2008 and 2009, respectively, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim period. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for a full year.

During the Company’s review of Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statement—amendments of ARB No. 51 (“SFAS No. 160”),” the Company determined that balances historically designated as “non-controlling interest in perpetual care trusts” in its condensed consolidated balance sheet do not meet the criteria for non-controlling interests as prescribed by SFAS No. 160. SFAS No. 160 indicates that only a financial instrument classified as equity in the trusts’ financial statements can be a non-controlling interest in the consolidated financial statements. Since the earnings from the Company’s cemetery perpetual care trusts are used to support the maintenance of its cemeteries and the Company cannot access the corpus, the Company believes the interest in these trusts retains the characteristics of a liability.

Reclassifications

Certain amounts in the condensed consolidated financial statement for the year ended December 31, 2008 has been reclassified to conform to the presentation in the financial statements for the three months ended March 31, 2009.

Principles of Consolidation

The consolidated financial statements include the accounts of each of the Company’s subsidiaries. These statements also include the accounts of the merchandise and perpetual care trusts in which the Company has a variable interest and is the primary beneficiary. The operations of the 14 managed cemeteries that the Company operates under long-term management contracts are also consolidated in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46 revised (“FIN 46R”), Consolidation of Variable Interest Entities: an Interpretation of Accounting Research Bulletin (“ARB”) No. 51. Total revenues derived from the cemeteries under long-term management contracts totaled approximately $6.1 million for the three months ended March 31, 2009 as compared to $6.5 million during the same period last year.

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

Depreciation expense was $1.1 million during the three months ended March 31, 2009 as compared to $0.7 million during the same period last year.

Inventories

Inventories, classified as other current assets on the Company’s condensed consolidated balance sheets, include cemetery and funeral home merchandise and are valued at the lower of cost or net realizable value. Cost is determined primarily on a specific identification basis on a first-in, first-out basis. Inventories were approximately $3.2 million and $3.4 million at March 31, 2009 and December 31, 2008, respectively.

Sales of Cemetery Merchandise and Services

The Company sells its merchandise and services on both a pre-need and at-need basis. Sales of at-need cemetery services and merchandise are recognized as revenue when the service is performed or merchandise is delivered.

Pre-need sales are usually made on an installment contract basis. Contracts are usually for a period not to exceed 60 months with payments of principal and interest required. For those contracts that do not bear a market rate of interest, the Company imputes such interest (at a rate of 4.75% during the three months ended March 31, 2009 and 9.0% during the year ended December 31, 2008) in order to segregate the principal and interest component of the total contract value.

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

The allowance for customer cancellations is established based on management’s estimates of expected cancellations and historical experiences and is currently approximately 10% of total contract values. Future cancellation rates may differ from this current estimate. Management will continue to evaluate cancellation rates and will make changes to the estimate should the need arise. Actual cancellations did not vary significantly from the estimates of expected cancellations at March 31, 2009 and December 31, 2008 respectively.

Revenue recognition related to sales of pre-need cemetery merchandise and services is governed by Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (“SAB No. 104”), and the retail land sales provisions of Statement of Financial Accounting Standards No. 66, Accounting for the Sale of Real Estate (“SFAS No. 66”). Per this guidance, revenue from the sale of burial lots and constructed mausoleum crypts are deferred until such time that 10% of the sales price has been collected, at which time it is fully earned; revenues from the sale of unconstructed mausoleums are recognized using the percentage-of-completion method of accounting while revenues from merchandise and services are recognized once such merchandise is delivered (title has transferred to the customer and the merchandise is either installed or stored, at the direction of the customer, at the vendor’s warehouse or a third-party warehouse at no additional cost to us) or services are performed.

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

Pursuant to state law, a portion of the proceeds from pre-need sales of merchandise and services is put into trust (the “merchandise trust”) until such time that the Company meets the requirements for releasing trust principal, which is generally delivery of merchandise or performance of services. All investment earnings generated by the assets in the merchandise trusts (including realized gains and losses) are deferred until the associated merchandise is delivered or the services are performed. The fair value of the funds held in merchandise trusts at March 31, 2009 and December 31, 2008 was approximately $157.2 million and $161.6 million, respectively (see Note 5).

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

Perpetual Care Trusts

Pursuant to state law, a portion of the proceeds from the sale of cemetery property is required to be paid into perpetual care trusts. All principal must remain in this trust into perpetuity while interest and dividends may be released and used to defray cemetery maintenance costs, which are expensed as incurred. Earnings from the perpetual care trusts are recognized in current cemetery revenues. The fair value of funds held in perpetual care trusts at March 31, 2009 and December 31, 2008 was $147.0 million and $152.8 million, respectively (see Note 6).

Deferred Cemetery Revenues, Net

In addition to amounts deferred on new contracts, and investment income and unrealized gains on our merchandise trust, Deferred cemetery revenues, net, includes deferred revenues from pre-need sales that were entered into by entities prior to the acquisition of those entities by the Company, including entities that were acquired by Cornerstone Family Services, Inc. upon its formation in 1999. The Company provides for a reasonable profit margin for these deferred revenues (deferred margin) to account for the future costs of delivering products and providing services on pre-need contracts that the Company acquired through acquisition. Deferred margin amounts are deferred until the merchandise is delivered or services are performed.

Impairment of Long-Lived Assets

The Company monitors the recoverability of long-lived assets, including cemetery property, property and equipment and other assets, based on estimates using factors such as current market value, future asset utilization, business and regulatory climate and future undiscounted cash flows expected to result from the use of the related assets. The Company’s policy is to evaluate an asset for impairment when events or circumstances indicate that a long-lived asset’s carrying value may not be recovered. An impairment charge is recorded to write-down the asset to its fair value if the sum of future undiscounted cash flows is less than the carrying value of the asset. No impairment charges were recorded during the three months ended March 31, 2009 and 2008.

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

For assets held in the perpetual care trusts, any reduction in the cost basis due to an other-than-temporary impairment is offset with an equal and opposite reduction in the perpetual care trust corpus and has no impact in earnings.

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

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141 R requires that acquirers in a business combination identify and record at fair value all of the assets and liabilities acquired as well as any non-controlling interest resulting from such business combination. Goodwill will be recognized when the fair value of consideration paid or transferred to the acquiree plus the fair value of any non-controlling interest exceeds the fair value of identified assets acquired less the fair value of liabilities assumed. A gain from a bargain purchase will be recognized when the fair value of consideration paid or transferred to the acquiree plus the fair value of any non-controlling interest is less than the fair value of identified assets acquired less the fair value of liabilities assumed. Gains from bargain purchases will be recognized in earnings in the period in which the acquisition occurs. SFAS 141 R also requires that costs incurred in a business transaction be recorded as an expense as opposed to part of the cost of the acquisition.

There are three options with regards to accumulated costs incurred and currently capitalized for acquisitions that had not as of yet been finalized prior to the adoption of SFAS 141R:

•	Immediately expense such costs.

•	Continue to carry such costs as an asset and immediately expense such costs upon the adoption of SFAS 141 R.

•	Account for the change as a change in accounting principle and restate prior year financial statements to reflect these costs as expenses in the period in which they occurred.

The Company adopted SFAS 141 R as of January 1, 2009. At December 31, 2008, there was approximately $1.4 million in accumulated acquisition costs that had been capitalized and were included in “Other current assets” on the Company’s balance sheet. These costs have been expensed in the first quarter of 2009 and are included on the Company’s income statement as part of “Acquisition related costs”.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statement—amendments of ARB No. 51 (“SFAS 160”). SFAS 160 states that accounting and reporting for minority interests will be recharacterized as non-controlling interests and classified as a component of equity. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. The Company adopted this guidance effective January 1, 2009. This adoption caused the Company to reclassify amounts previously shown as “Non-controlling interests in perpetual care trusts” to “Perpetual care trust corpus” and to include this amount in total liabilities rather than as a “Commitment and contingency” The adoption of this standard had no effect on the Company’s financial position, results of operations or liquidity.

In February 2008, the FASB Emerging Issues Task Force issued EITF Issue No. 07-04, Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships (“EITF 07-04”). EITF 07-04 specifies when a master limited partnership that contains incentive distribution rights (“IDR’s”) should classify said IDR’s as a separate class of units for which a separate earnings per unit calculation should be made. The Company adopted EITF 07-04 in the first quarter of 2009. The adoption of EITF 07-04 has no impact on the calculation of earnings per share as allocated to common unit holders.

In December 2008, the FASB issued FASB Staff Position No. FAS 140-4 and FIN 46 (R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP FAS 140-4”). FSP FAS 140-4 requires public entities to provide additional disclosures about transfers of financial assets. It also requires public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. The Company adopted this guidance effective January 1, 2009. This adoption had no effect on its financial position, results of operations or liquidity.

In December 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active (“FSP FAS 157-3”). The purpose of FSP FAS 157-3 was to clarify the application of SFAS 157 for a market that is not active. FSP FAS 157-3 did not change the objective of SFAS 157, which is the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The Company’s adoption of FSP FAS 157-3 for the year ended December 31, 2008 had no effect on its financial position, results of operations or liquidity.

Use of Estimates

Preparation of these unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expense during the reporting periods. As a result, actual results could differ from those estimates. The most significant estimates in the unaudited condensed consolidated financial statements are the valuation of assets in the merchandise trust and perpetual care trust, allowance for cancellations, unit-based compensation, merchandise liability, deferred sales revenue, deferred margin, deferred merchandise trust investment earnings, deferred obtaining costs and income taxes. Deferred sales revenue, deferred margin and deferred merchandise trust investment earnings are included in deferred cemetery revenues, net, on the consolidated balance sheets.

2.	LONG-TERM ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

Long-term accounts receivable, net, consist of the following:

	As of
	December 31, 2008	March 31, 2009
	(in thousands)
Customer receivables	$102,145	$108,723
Unearned finance income	(12,983)	(13,891)
Allowance for contract cancellations	(13,763)	(15,000)

	75,399	79,832
Less: current portion - net of allowance	33,090	35,390

Long-term portion - net of allowance	$42,309	$44,442

Activity in the allowance for contract cancellations is as follows:

	For the three months ended March 31,
	2008	2009
	(in thousands)
Balance - Beginning of period	$11,540	$13,763
Reserve on acquired contracts	21	—
Provision for cancellations	3,425	3,960
Charge-offs - net	(2,246)	(2,723)

Balance - End of period	$12,740	$15,000

3.	CEMETERY PROPERTY

Cemetery property consists of the following:

	December 31, 2008	March 31, 2009
	(in thousands)
Developed land	$26,558	$26,153
Undeveloped land	156,467	156,231
Mausoleum crypts and lawn crypts	45,474	45,667

Total	$228,499	$228,051

4.	PROPERTY AND EQUIPMENT

Major classes of property and equipment follow:

	December 31, 2008	March 31, 2009
	(in thousands)
Building and improvements	$44,801	$45,685
Furniture and equipment	29,210	28,649

	74,011	74,334
Less: accumulated depreciation	(24,396)	(25,479)

Property and equipment - net	$49,615	$48,855

5.	MERCHANDISE TRUSTS

The cost and market value associated with the assets held in merchandise trusts at December 31, 2008 and March 31, 2009 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
	(in thousands)
As of December 31, 2008
Short-term investments	$26,911	$—	$—	$26,911
Fixed maturities:
U.S. Government and federal agency	5,554	90	(15)	5,629
U.S. State and local government agency	4,477	40	(44)	4,473
Corporate debt securities	3,593	50	(490)	3,153
Other debt securities	10,655	—	—	10,655

Total fixed maturities	24,279	180	(549)	23,910

Mutual funds - debt securities	38,260	—	(9,913)	28,347
Mutual funds - equity securities	96,176	—	(42,959)	53,217

Equity securities	43,881	—	(14,661)	29,220

Total	$229,507	$180	$(68,082)	$161,605

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
	(in thousands)
As of March 31, 2009
Short-term investments	$14,620	$—	$—	$14,620
Fixed maturities:
U.S. Government and federal agency	8,504	139	(42)	8,601
U.S. State and local government agency	3,651	61	(12)	3,700
Corporate debt securities	3,475	80	(180)	3,375
Other debt securities	10,199	—	—	10,199

Total fixed maturities	25,829	280	(234)	25,875

Mutual funds - debt securities	49,804	—	(9,961)	39,843
Mutual funds - equity securities	96,515	—	(48,361)	48,154

Equity securities	44,140	28	(15,450)	28,718

Total	$230,908	$308	$(74,006)	$157,210

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at March 31, 2009 is presented below:

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities:
U.S. Government and federal agency	$8,525	$41	$76	$1	$8,601	$42
U.S. State and local government agency	3,184	1	517	11	3,701	12
Corporate debt securities	2,237	65	1,138	115	3,375	180
Other debt securities	—	—	—	—	—	—

Total fixed maturities	13,946	107	1,731	127	15,677	234

Mutual funds - debt securites	3,624	12	36,219	9,949	39,843	9,961
Mutual funds - equity securites	—	—	48,154	48,361	48,154	48,361

Equity securities	5,322	2,998	23,694	12,452	29,016	15,450

Total	$22,892	$3,117	$109,798	$70,889	$132,690	$74,006

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

At December 31, 2008, the Company had determined that there were 31 securities in the merchandise trust, with an aggregate cost of approximately $6.1 million, an aggregate market value of approximately $1.8 million, and a resulting aggregate impairment in value of approximately $4.3 million, wherein such impairment was considered to be other-than-temporary. The Company updated their analysis during the first quarter of 2009 and determined that there were no additional other than temporary impairments during the three months ended March 31, 2009.

The recognition of an other-than-temporary impairment is offset against deferred revenue. This reduction in deferred revenue is reflected in earnings as the underlying merchandise is delivered or the underlying service is performed.

A reconciliation of the Company’s merchandise trust activities for the three months ended March 31, 2009 is presented below:

Market Value @ 12/31/2008	Contributions	Distributions	Interest/ Dividends	Capital Gain Distributions	Realized Gain/ Loss	Taxes	Fees	Unrealized Change in Market Value	Change in Accrued Income	Market Value @ 3/31/2009
(in thousands)
$161,605	$9,589	$(10,191)	$2,269	$132	$(259)	$(75)	$(212)	$(5,292)	$(356)	$157,210

$161,605	$9,589	$(10,191)	$2,269	$132	$(259)	$(75)	$(212)	$(5,292)	$(356)	$157,210

The Company deposited $9,787 and $9,589 and withdrew $5,321 and $10,191 from the trusts during the three months ended March 31, 2008 and 2009, respectively. During the three months ended March 31, 2008, purchases and sales of securities available for sale included in trust investments were $157,890 and $91,167, respectively. During the three months ended March 31, 2009, purchases and sales of securities available for sale included in trust investments were $33,796 and $31,334, respectively.

6.	PERPETUAL CARE TRUSTS.

The cost and market value associated with the assets held in perpetual care trusts at December 31, 2008 and March 31, 2009 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
	(in thousands)
As of December 31, 2008
Short-term investments	$21,236	$—	$—	$21,236
Fixed maturities:
U.S. Government and federal agency	9,993	236	(10)	10,219
U.S. State and local government agency	8,462	87	(72)	8,477
Corporate debt securities	13,104	141	(2,024)	11,221
Other debt securities	572	—	—	572

Total fixed maturities	32,131	464	(2,106)	30,489

Mutual funds - debt securities	56,836	175	(19,113)	37,898
Mutual funds - equity securities	74,084	—	(34,042)	40,042

Equity Securities	31,926	—	(8,794)	23,132

Total	$216,213	$639	$(64,055)	$152,797

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
	(in thousands)
As of March 31, 2009
Short-term investments	$10,973	$—	$—	$10,973
Fixed maturities:
U.S. Government and federal agency	18,271	317	(18)	18,570
U.S. State and local government agency	7,038	129	(60)	7,107
Corporate debt securities	12,455	293	(753)	11,995
Other debt securities	611	—	—	611

Total fixed maturities	38,375	739	(831)	38,283

Mutual funds - debt securities	62,728	138	(18,762)	44,104
Mutual funds - equity securities	74,214	—	(42,074)	32,140

Equity Securities	31,987	50	(10,549)	21,487

Total	$218,277	$927	$(72,216)	$146,987

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at March 31, 2009 held in perpetual care trusts is presented below:

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities:
U.S. Government and federal agency	$18,416	$16	$155	$2	$18,571	$18
U.S. State and local government agency	6,468	42	639	18	7,107	60
Corporate debt securities	7,681	252	4,314	501	11,995	753
Other debt securities	—	—	—	—	—	—

Total fixed maturities	32,565	310	5,108	521	37,673	831

Mutual funds - debt securites	3,895	38	40,209	18,724	44,104	18,762
Mutual funds - equity securites	1,740	1,015	30,400	41,059	32,140	42,074

Equity securities	1,987	675	19,161	9,874	21,148	10,549

Total	$40,187	$2,038	$94,878	$70,178	$135,065	$72,216

        The Company determines whether or not the assets in the perpetual care trust have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its market value. Any reduction in the cost basis due to an other-than-temporary impairment is offset with an equal an opposite reduction in the perpetual care trust corpus reflected on our balance sheet and has no impact in earnings.

At December 31, 2008, the Company had determined that there were 20 securities in the perpetual care trust, with an aggregate cost of approximately $7.0 million, an aggregate market value of approximately $2.2 million, and a resulting aggregate impairment in value of approximately $4.8 million, wherein such impairment is considered to be other-than-temporary. Accordingly, the Company adjusted the cost basis of each of these assets to their current value and offset this change against perpetual care trust corpus. There was no impact on net income or partners’ capital due to this adjustment. The Company updated their analysis during the first quarter of 2009 and determined that there were no additional other than temporary impairments recorded during the three months ended March 31, 2009.

A reconciliation of the Company’s perpetual care trust activities for the three months ended March 31, 2009 is presented below:

Market Value @ 12/31/2008	Contributions	Distributions	Interest/ Dividends	Capital Gain Distributions	Realized Gain/ Loss	Taxes	Fees	Unrealized Change in Market Value	Change in Accrued Income	Market Value @ 3/31/2009
(in thousands)
$152,797	$10,243	$(10,352)	$3,575	$—	$(735)	$—	$(203)	$(8,136)	$(202)	$146,987

$152,797	$10,243	$(10,352)	$3,575	$—	$(735)	$—	$(203)	$(8,136)	$(202)	$146,987

The Company deposited $1,790 and $10,243 and withdrew $3,341 and $10,352 from the trusts during the three months ended March 31, 2008 and 2009, respectively. During the three months ended March 31, 2008, purchases and sales of securities available for sale included in trust investments were $107,413 and $65,596, respectively. During the three months ended March 31, 2009, purchases and sales of securities available for sale included in trust investments were $42,173 and $39,210, respectively.

The Company recorded income from perpetual care trusts of $3.2 million and $3.4 million for the three months ended March 31, 2008 and 2009 respectively.

7.	LONG-TERM DEBT

The Company had the following outstanding debt at:

	December 31, 2008	March 31, 2009
	(in thousands)
Insurance premium financing	$432	$365
Vehicle Financing	80	64
Acquisition Credit Facility, due September 2012 (interest rate - Libor + 3.25%)	17,622	17,465
Revolving Credit Facility, due September 2012 (interest rate - Libor + 3.25%)	10,300	18,800
Series A senior secured notes, due 2009 (interest rate - 7.66%)	80,000	80,000
Series B senior secured notes, due 2012 (interest rate - 9.34%)	35,000	35,000
Series C senior secured notes, due 2012 (interest rate - 9.09%)	17,500	17,500

Total	160,934	169,194
Less current portion	80,478	80,405

Long-term portion	$80,456	$88,789

On April 30, 2009, the Company entered into the Second Amendment to Amended and Restated Credit Agreement by and among the Company, StoneMor GP LLC (“StoneMor GP”), StoneMor Operating LLC (the “Operating Company”), certain subsidiaries of the Operating Company, the lenders, and Bank of America, N.A., as Administrative Agent (the “Second Amendment”). In connection with the Second Amendment, on April 30, 2009, the Company also entered into the Second Amendment to Amended and Restated Note Purchase Agreement by and among the Company, StoneMor GP, the Operating Company, certain subsidiaries of the Company and the noteholders (the “Second Amendment to NPA”).

The following is a summary of the material provisions of the foregoing agreements. This summary is qualified in its entirety by reference to the Second Amendment and the Second Amendment to NPA, which are incorporated by reference in their entirety herein and copies of which are attached to this Current Report on Form 10-Q as Exhibits 10.1 and 10.2, respectively. Capitalized terms which are not defined in this Current Report on Form 10-Q shall have the meanings assigned to such terms in the Second Amendment and Second Amendment to NPA or the Credit Agreement and the Note Purchase Agreement, as applicable.

Credit Agreement

The Second Amendment amended certain terms of the Amended and Restated Credit Agreement, dated August 15, 2007 (the “A&R Credit Agreement”), as amended by the First Amendment to Amended and Restated Credit Agreement dated November 2, 2007 (together with the A&R Credit Agreement, the “Credit Agreement”). The Credit Agreement provided for a $65 million senior secured credit facility consisting of a $25 million Revolving Credit Facility and a $40 million Acquisition Facility.

The Second Amendment amended the Credit Agreement to, among other matters, increase (i) the Revolving Credit Facility to a maximum aggregate principal amount of $35 million with the ability to request further increases in a maximum aggregate principal amount of $10 million, and (ii) the Acquisition Facility to a maximum aggregate principal amount of $102.85 million, with the ability to request further increases in a maximum aggregate principal amount of $57 million, subject to a minimum increase amount of $5 million.

Loans outstanding under the Credit Agreement bore interest at a per annum rate based upon a base rate (the “Base Rate”) or a Eurodollar rate (the “Eurodollar Rate”) plus a margin ranging from 0% to .75% over the Base Rate and 2.25% to 3.25% over the Eurodollar rate, as selected by the Borrowers. The Base Rate was the higher of (a) the Federal Funds Rate plus 0.5% or (b) the “prime rate” as set by Bank of America. The Eurodollar Rate equaled the British Bankers Association LIBOR Rate. Margin was determined by the ratio of consolidated funded debt to consolidated EBITDA of the Company.

The Second Amendment amended the definitions of the Base Rate, Eurodollar Rate and Applicable Rate. The definition of the Base Rate was amended to mean the rate per annum equal to the highest of: (i) the Prime Rate, (ii) the sum of 0.5% plus the Federal Funds Rate and (iii) except during a period when the Eurodollar cannot be determined, the Eurodollar Rate plus 1.00%. Under the Second Amendment, with respect to a Eurodollar Rate Loan, the Eurodollar Rate means the rate per annum equal to the greater of: (i) the British Bankers Association LIBOR Rate (“BBA Libor”) or, if such rate is not available, the rate determined by Bank of America, N.A., as the administrative agent, subject to certain conditions, and (ii) 2.00%. With respect to a Base Rate Loan, the Eurodollar Rate means the BBA Libor or, if such rate is not available, the rate determined by Bank of America, N.A., subject to certain conditions.

The Applicable Rate on Eurodollar Rate Loans and Letter of Credit Fees was increased to a percentage per annum ranging from 3.25% to 4.25% and the Applicable Rate on Base Rate Loans was increased to a range from 2.25% to 3.25%, based on the Company’s Consolidated Leverage Ratio. The Commitment Fee Rate was increased to a range of 0.500% to 0.750%, based on the Company’s Consolidated Leverage Ratio.

The Second Amendment amended financial covenants under the Credit Agreement as follows: (i) for any most recently completed four fiscal quarters, Consolidated EBITDA shall not be less than the sum of $39 million plus 80% of the aggregate of all Consolidated EBITDA for each Permitted Acquisition completed after April 30, 2009; (ii) for any most recently completed four fiscal quarters ending during the following years, Consolidated Fixed Charge Coverage Ratio shall not be less than 1.15x in 2009 through 2011 and 1.20x in 2012 and thereafter; (iii) for any most recently completed four fiscal quarters through and including March 31, 2010, Consolidated Leverage Ratio shall not be greater than 3.75 to 1.0, and for any period of most recently completed four fiscal quarters ending thereafter, 3.50 to 1.0; and (iv) for any most recently completed four fiscal quarters ending during the following years, the Maintenance Capital Expenditures shall not exceed $4.2 million in 2009 through 2010, $4.6 million in 2011 and $5.2 million in 2012 and thereafter. The Second Amendment also included various representations and other provisions customary for the transaction of this nature as well as certain conforming changes to the Credit Agreement.

In connection with the Second Amendment, the Company borrowed $63 million under the new Acquisition Facility commitments, which, together with the $17 million of the existing availability under the Acquisition Facility, were used to repay $80 million under the 7.66% Senior Secured Series A Notes due September 20, 2009 (“Series A Notes”). In addition, the Company borrowed $5.4 million under the Revolving Credit Facility, which was used to pay the accrued interest on the Series A Notes, fees to Bank of America, N.A., amendment fees to noteholders under the Second Amendment to NPA as well as various other fees and costs incurred in connection with these transactions.

Note Purchase Agreement

The Second Amendment to NPA amended certain terms of the Amended and Restated Note Purchase Agreement, dated August 15, 2007 (the “A&R NPA”), as amended by the First Amendment to Amended and Restated Note Purchase Agreement, dated November 2, 2007 (together with the A&R NPA, the “Note Purchase Agreement”). The Note Purchase Agreement provided for the issuance of the Series A Notes in the aggregate principal amount of $80 million, 9.34% Series B Senior Secured Notes due August 15, 2012 in the aggregate principal amount of $35 million (the “Existing Series B Notes”), the 9.09% Senior Secured Series C Notes due December 21, 2012 in the aggregate principal amount of $17.5 million (the “Existing Series C Notes”) and authorized the issuance of up to $150 million aggregate principal amount of Shelf Notes.

The Second Amendment to NPA amended the Note Purchase Agreement to, among other matters, amend and restate the Existing Series B Notes and the Existing Series C Notes. The Existing Series B Notes were amended to increase the interest rate to 11.00% (the “Series B Notes”). The Existing Series C Notes were amended not only to increase the interest rate to 11.00%, but also to change the maturity date from December 21, 2012 to August 15, 2012 (the “Series C Notes”). Under the Second Amendment to NPA, the interest rate on the Series B Notes and Series C Notes will be increased by 1.5% per annum during any period in which any holder of Shelf Notes is required to maintain, in respect to the Shelf Notes, reserves in excess of 3.4% of the principal amount of the Shelf Notes held by such holder, as a result of a decision of an insurance regulatory authority having responsibility for valuation of insurance company assets.

Under the Second Amendment to NPA, the Company is permitted to incur indebtedness pursuant to the Credit Agreement Documents not greater than $137.85 million, consisting of an Acquisition Facility not to exceed $102.85 million and a Revolving Facility not to exceed $35.0 million, provided that the Aggregate Credit Facility Cap will be deemed increased up to $180 million and the Acquisition Facility Cap increased up to $145 million if the Company obtains commitments from additional lenders for up to $42.15 million within 120 days of April 30, 2009. The Aggregate Credit Facility Cap may be increased up to $205 million, with the Acquisition Facility Cap to be increased up to $160 million and the Revolving Credit Facility Cap to be increased up to $45 million with the approval of the holders of at least a majority principal amount of the Shelf Notes, which shall not be unreasonably withheld.

The Second Amendment to NPA included changes to the financial covenants that were similar to changes to the financial covenants under the Second Amendment as described above.

The Second Amendment to NPA also included various representations and other provisions customary for the transaction of this nature as well as certain conforming changes to the definitions, schedules and exhibits of the Note Purchase Agreement.

8.	INCOME TAXES

As of December 31, 2008, the Company’s taxable corporate subsidiaries had a federal net operating loss carryover of approximately $66.2 million, which will begin to expire in 2019 and $104.3 million in state net operating losses of which a portion expires annually through 2028.

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

The provision for income taxes for the three months ended March 31, 2009 and 2008 respectively is based upon the estimated annual effective tax rates expected to be applicable to the Company for 2009 and 2008, respectively.

The Company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies. As required by FIN 48, which clarifies Statement 109, Accounting for Income Taxes , the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. The impact of adopting FIN 48 was not material as of the date of adoption or in subsequent periods. As a result of the implementation of FIN 48, the Company did not recognize any change in the liability for unrecognized tax benefits and there was no change to the January 1, 2007 balance of retained earnings. As of January 1, 2007, the Company had approximately $0.9 million of unrecognizable tax benefits. If recognized, the $0.9 million of the unrecognized tax benefits would reduce income tax expense and the Company’s effective tax rate. There have been no material changes in unrecognized tax benefits since January 1, 2007.

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

The Company recognizes any interest accrued related to unrecognized tax benefits in interest expense and any penalties in operating expenses. The Company has not recorded any material interest or penalties during the current period.

9.	DEFERRED CEMETERY REVENUES – NET

At December 31, 2008 and March 31, 2009, deferred cemetery revenues, net, consisted of the following:

	December 31, 2008	March 31, 2009
	(in thousands)
Deferred cemetery revenue	$186,515	$197,126
Deferred merchandise trust revenue	32,557	33,395
Deferred merchandise trust unrealized losses	(66,607)	(71,864)
Deferred pre-acquisition margin	67,615	66,922
Deferred cost of goods sold	(27,063)	(28,873)

Deferred cemetery revenues, net	$193,017	$196,706

Deferred selling and obtaining costs	$41,795	$44,355

Deferred selling and obtaining costs are carried as an asset on the condensed consolidated balance sheet in accordance with SFAS 60.

10.	COMMITMENTS AND CONTINGENCIES

Legal

The Company is party to legal proceedings in the ordinary course of its business but does not expect the outcome of any proceedings, individually or in the aggregate, to have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Leases

At March 31, 2009, the Company was committed to operating lease payments for premises, automobiles and office equipment under various operating leases with initial terms ranging from one to five years and options to renew at varying terms. Expenses under operating leases were $0.5 million for the three months ended March 31, 2009 as compared to $0.3 million during the same period last year.

At March 31, 2009, operating leases will result in future payments in the following approximate amounts:

(in thousands)
2009	$1,414
2010	1,605
2011	1,426
2012	1,238
2013	1,107
Thereafter	3,852

Total	$10,642

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

Unit-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards 123 R, “Share Based Payment” (“SFAS 123 R”). SFAS 123 R requires that companies record as an expense the fair value of share based payment awards made to their employees. Depending upon their form, the offset to the expense is either to equity (normally additional paid in capital) or is recorded as a liability.

The Company has issued to certain key employees and management unit-based compensation in the form of unit appreciation rights and phantom partnership units. Each of these awards qualifies as an equity award.

Compensation expense recognized related to unit appreciation rights and restricted phantom unit awards is summarized in the table below:

	Three months ended March 31,
	2008	2009
	(in thousands)
Unit appreciation rights	$22	$13
Restricted phantom units	594	361

Total unit-based compensation expense	$616	$374

As of March 31, 2009, there was less than $0.1 million of unrecognized pretax compensation cost related to non-vested unit appreciation rights and $0.7 million of unrecognized pretax compensation cost related to non-vested restricted phantom units which will be amortized into expense during the second and third quarter of this year.

12.	ACQUISITIONS AND DIVESTITURES

The Company made four separate acquisitions during 2008 consisting of nine cemeteries and two funeral homes. The Company’s balance sheets at December 31, 2008 reflect purchase price allocations related to these acquisitions that had not as of yet been finalized. These purchase price allocations were re-estimated in the first quarter of 2009. While there was no change in the estimate of the fair value of net assets acquired, there were changes in the purchase price allocations of certain individual assets acquired.

The following table reconciles amounts originally recorded and included in partners’ capital at December 31, 2008 to amounts included in partners’ capital at March 31, 2009:

	Original	Re-estimate	Change
	(In thousands)
Assets
Accounts receivable, net	$650	$650	$—
Goodwill	480	480	—
Cemetery property	9,101	8,806	(295)
Property and equipment	1,515	1,463	(52)
Merchandise trust assets	1,426	1,773	347

Total assets	13,172	13,172	—

Liabilities
Deferred margin	4,530	4,530	—
Deferred interest	—	—	—
Perpetual care liabilities	—	—	—
Other liabilities	28	28	—
Merchandise liability	4,182	4,182	—

Total liabilities	8,740	8,740	—

Net assets	$4,432	$4,432	$—

The results of the operations of the acquired properties have been included in the condensed consolidated financial statements since the date of acquisition and are not material to the results of operations.

The Company made no acquisitions during the three months ended March 31, 2009.

The Company sold a single funeral home during the three months ended March 31, 2009. Proceeds received for the sale totaled approximately $0.5 million. The funeral home had a book value of less than $0.1 million at the time of the sale. The Company recognized a gain on this sale of approximately $0.5 million.

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

Segment information as of and for the three months ended March 31, 2008 and 2009 is as follows:

As of and for the three months ended March 31, 2008

	Cemeteries			Funeral
	Southeast	Northeast	West	Homes	Corporate	Adjustment	Total
	(in thousands)
Revenues
Sales	$14,954	$7,966	$6,374	$—	$—	$(6,096)	$23,198
Service and other	6,094	5,197	3,953	—	—	(1,190)	14,054
Funeral home	—	—	—	6,161	—	—	6,161

Total revenues	21,048	13,163	10,327	6,161	—	(7,286)	43,413

Costs and expenses
Cost of sales	3,261	2,253	989	—	—	(778)	5,725
Selling	4,995	2,627	1,850	—	292	(1,559)	8,205
Cemetery	4,072	3,216	2,185	—	14	—	9,487
General and administrative	2,496	1,537	1,170	—	26	—	5,229
Funeral home	—	—	—	4,619	—	—	4,619
Corporate	—	—	—	—	5,450	—	5,450

Total costs and expenses	14,824	9,633	6,194	4,619	5,782	(2,337)	38,715

Operating earnings	6,224	3,530	4,133	1,542	(5,782)	(4,949)	4,698

Interest expense	1,333	760	546	465	—	—	3,104
Depreciation and amortization	316	222	31	90	306	—	965

Earnings (losses) before taxes	$4,575	$2,548	$3,556	$987	$(6,088)	$(4,949)	$629

Supplemental information
Total assets	$345,860	$253,893	$141,461	$40,024	$30,482	$—	$811,720

Amortization of cemetery property	$713	$1,026	$127	$—	$—	$424	$2,290

Long lived asset additions	$1,386	$57	$342	$115	$1,085	$—	$2,985

As of and for the three months ended March 31, 2009

	Cemeteries			Funeral
	Southeast	Northeast	West	Homes	Corporate	Adjustment	Total
	(in thousands)
Revenues
Sales	$17,066	$8,221	$6,677	$—	$—	$(9,984)	$21,980
Service and other	6,245	5,680	3,114	—	—	(689)	14,350
Funeral home	—	—	—	6,268	—	—	6,268

Total revenues	23,311	13,901	9,791	6,268	—	(10,673)	42,598

Costs and expenses
Cost of sales	3,785	1,657	1,195	—	3	(1,840)	4,800
Selling	5,510	2,717	1,980	—	138	(2,519)	7,826
Cemetery	4,082	3,027	2,319	—	11	—	9,439
General and administrative	2,689	1,652	1,134	—	4	—	5,479
Funeral home	—	—	—	4,801	—	—	4,801
Corporate	—	—	—	—	5,366	—	5,366
Acquisition related costs						1,586	1,586

Total costs and expenses	16,066	9,053	6,628	4,801	5,522	(2,773)	39,297

Operating earnings	7,245	4,848	3,163	1,467	(5,522)	(7,900)	3,301

Gain on sale of funeral home	—	—	—	475	—	—	475
Interest expense	1,395	606	686	473	9	—	3,169
Depreciation and amortization	374	246	104	214	372	—	1,310

Earnings (losses) before taxes	$5,476	$3,996	$2,373	$1,255	$(5,903)	$(7,900)	$(703)

Supplemental information
Total assets	$315,785	$230,173	$135,060	$33,879	$19,689	$—	$734,586

Amortization of cemetery property	$721	$472	$237	$—	$—	$(210)	$1,220

Long lived asset additions	$(226)	$388	$(57)	$313	$120	$—	$538

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

Level 1:	Quoted market prices available in active markets for identical assets or liabilities. The Company includes cash and cash equivalents, U.S. Government debt securities and publicly traded equity instruments in its level 1 investments.

Level 2:	Quoted prices in active markets for similar assets; quoted prices in non-active markets for identical or similar assets; inputs other than quoted prices that are observable. The Company includes U.S. state and municipal, corporate and other fixed income debt securities in its level 2 investments.

Level 3:	Any and all pricing inputs that are generally unobservable and not corroborated by market data.

The following table allocates the Company’s investments measured at fair value as of March 31, 2009.

Merchandise Trust

Description	Level 1	Level 2	Level 3
	(in thousands)
Assets
Short-term investments	$14,620	$—	$—

Fixed maturities:
U.S. government and federal agency	8,601	—	—
U.S. state and local government agency	—	3,700	—
Corporate debt securities	—	3,375	—
Other debt securities	—	10,199	—

Total fixed maturity investments	8,601	17,274	—

Mutual funds - debt securities	33,469	6,374	—
Mutual funds - equity securities	48,154	—	—

Equity securities	28,718	—	—

Total	$133,562	$23,648	$—

Perpetual Care Trust

Description	Level 1	Level 2	Level 3
	(in thousands)
Assets
Short-term investments	$10,973	$—	$—

Fixed maturities:
U.S. government and federal agency	18,570	—	—
U.S. state and local government agency	—	7,107	—
Corporate debt securities	—	11,995	—
Other debt securities	—	611	—

Total fixed maturity investments	18,570	19,713	—

Mutual funds - debt securities	30,192	13,912	—
Mutual funds - equity securities	32,140	—	—

Equity securities	21,487	—	—

Total	$113,362	$33,625	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, including, but not limited to, information regarding the status and progress of our operating activities, the plans and objectives of our management, assumptions regarding our future performance and plans, and any financial guidance provided, as well as certain information in other filings with the SEC and elsewhere, are forward-looking statements within the meaning of Section 27A(i) of the Securities Act of 1933 and Section 21E(i) of the Securities Exchange Act of 1934. The words

“believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “project,” “expect,” “predict,” and similar expressions identify these forward-looking statements. These forward-looking statements are made subject to certain risks and uncertainties that could cause actual results to differ materially from those stated, including, but not limited to, the following: uncertainties associated with future revenue and revenue growth; the effect of the current economic downturn; the impact of the company’s significant leverage on its operating plans; the ability of the company to service its debt and pay distributions; the decline in the fair value of certain equity and debt securities held in the company’s trusts; the company’s ability to attract, train and retain an adequate number of sales people; uncertainties associated with the volume and timing of pre-need sales of cemetery services and products; increased use of cremation; changes in political or regulatory environments, including potential changes in tax accounting and trusting policies; the company’s ability to successfully implement a strategic plan relating to producing operating improvement, strong cash flows and further deleveraging; uncertainties associated with the integration or the anticipated benefits of the company’s recent acquisitions; the company’s ability to complete and fund additional acquisitions; information disclosed within this Quarterly Report on Form 10-Q; and various other uncertainties associated with the deathcare industry and our operations in particular.

When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and this Quarterly Report on Form 10-Q. We assume no obligation to update or revise any forward-looking statements made herein or any other forward-looking statements made by us, whether as a result of new information, future events or otherwise.

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

Concurrent with the secondary public offering, our wholly owned subsidiary, StoneMor Operating LLC and its subsidiaries (collectively “StoneMor LLC”), all as borrowers, issued $17.5 million in aggregate principal amount of senior secured notes. The net proceeds of the public offering and the sale of senior secured notes and borrowings of $6.3 million under our acquisition line of credit were used to purchase 45 cemeteries and 30 funeral homes from Service Corporation International.

Overview

Cemetery Operations

We are the second largest owner and operator of cemeteries in the United States. As of March 31, 2009, we operated 232 cemeteries in 26 states and Puerto Rico. We own 218 of these cemeteries and operate the remaining 14 under long-term management agreements with non-profit cemetery corporations that own the cemeteries. As a result of the agreements and other control arrangements, we consolidate the results of the 14 managed cemeteries in our consolidated financial statements.

We sell cemetery products and services both at the time of death, which we refer to as at-need, and prior to the time of death, which we refer to as pre-need. Cemetery operations accounted for approximately 85.3% of our revenues during the three months ended March 31, 2009 compared to 85.8% during the same period last year.

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

Pre-need products and services are typically sold on an installment basis with terms ranging from 12 months to 84 months. Subject to state law, these contracts are normally subject to “cooling-off” periods, generally between three and thirty days, during which the customer may elect to cancel the contract and receive a full refund of amounts paid. Also subject to applicable state law, we are generally permitted to retain the amounts already paid on contracts, including any amounts that were required to be deposited into trust, on contracts cancelled after the “cooling-off” period. Historical post “cooling-off” period cancellations total approximately 10% of our pre-need sales (based on contract dollar amounts). If the products and services purchased under a pre-need contract are needed for interment before payment has been made in full, generally the balance due must be immediately paid in full.

Pre-need sales contracts normally contain provisions for both principal and interest. For pre-need sales wherein the contracts do not bear a market rate of interest, the Company imputes such interest (at a rate of 9.00% during the year ended December 31, 2008 and 4.75% during the three months ended March 31, 2009) in order to segregate the principal and interest component of the total contract value.

We normally offer prepayment incentives to customers whose pre-need contracts are longer than 36 months and bear interest. If those customers pay their contracts in full in less than 12 months, we rebate the interest that we collected from them. Even though this rebate policy reduces the amount of interest income we receive on our accounts receivable, the net effect is an increase in our immediate cash flow. Interest income from pre-need sales, including imputed interest, accounted for 3.5% during the three months ended March 31, 2009 as compared to 3.0% during the same period last year.

At-need Sales

At-need sales of products and services are generally required to be paid for in full with cash at the time of sale. At that time, we first deposit any amount required to be placed in perpetual care trusts. We are not required to deposit any amounts from our at-need sales into merchandise trusts.

Expenses

We analyze and categorize our operating expenses as follows:

1.	Cost of goods sold

Cost of goods sold reflects the actual cost of purchasing products and performing services. Sales of cemetery lots and interment rights, whether at-need or pre-need, typically have a lower cost of goods sold than other merchandise that we sell.

2.	Selling expenses

Selling expenses consist of salesperson and sales management payroll costs, including selling commissions, bonuses and employee benefits. We self-insure medical expenses of our employees up to certain individual and aggregate limits over which we have stop-loss insurance coverage. Our self-insurance policy may result in variability in our future operating expenses. Selling expenses also includes other costs of obtaining product and service sales, such as advertising, marketing, postage and telephone.

3.	Cemetery Expenses

Cemetery expenses represent the cost to maintain and repair our cemetery properties and consists primarily of labor and equipment, utilities, real estate taxes and other maintenance items. Repairs necessary to maintain our cemeteries are expensed as they are incurred. Other maintenance costs required over the long term to maintain the operating capacity of our cemeteries, such as to build roads and install sprinkler systems, are capitalized.

4.	General and administrative expenses

General and administrative expenses, which do not include corporate overhead, primarily includes insurance and other costs necessary to maintain our cemetery offices.

5.	Depreciation and amortization

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

6.	Acquisition Related Costs

As of January 1, 2009, we adopted Statement of Financial Accounting Standards 141 (R), “Business Combinations” (“SFAS 141 R”). Amongst other things, SFAS 141 R requires that costs incurred in acquisition related activities be expensed as incurred. Acquisition related costs include legal fees and other third party costs incurred in acquisition related activities.

Funeral Home Operations

As of March 31, 2009, we owned and operated 58 funeral homes. These properties are located within the contiguous United States and in Puerto Rico. Twenty six of our 58 funeral homes are located on the grounds of cemeteries that we own.

We derive revenues at our funeral homes from the sale of funeral home merchandise, including caskets and related funeral merchandise, and services, including removal and preparation of remains, the use of our facilities for visitation, worship and performance of funeral services and transportation services. We sell these services and merchandise almost exclusively at the time of need utilizing salaried licensed funeral directors. Funeral home revenues accounted for approximately 14.7% of our revenues during the three months ended March 31, 2009 compared to 14.2% during the same period last year.

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

Recent Developments

On April 30, 2009, we (along with certain of our subsidiaries) and StoneMor GP LLC entered into the Second Amendment to Amended and Restated Credit Agreement by and among us, StoneMor GP LLC and such certain subsidiaries, the lenders, and Bank of America, N.A., as Administrative Agent (the “Second Amendment”).

In connection with the Second Amendment, on April 30, 2009, we also entered into the Second Amendment to Amended and Restated Note Purchase Agreement by us and certain subsidiaries, StoneMor GP LLC and the noteholders (the “Second Amendment to NPA”).

The terms and conditions of the Second Amendment and the Second Amendment NPA are discussed more fully in Note 7 of the Unaudited Condensed Consolidated Financial Statements and under the heading “Liquidity and Capital Resources” included in this Management’s Discussion and Analysis of this Quarterly Report on Form 10-Q.

Current Market Conditions and Economic Developments

There has been significant instability in various financial markets and in economic conditions. Amongst other things, there has been a decline in the fair value of equity and (to a lesser degree) fixed-maturity debt securities and a contraction in the credit market as well as an overall downturn in economic activity.

Market Disruption

Current economic conditions make it difficult for companies to obtain funding in either the debt or equity markets. The current constraints in the capital markets may affect our ability to obtain funding through new borrowings or the issuance of equity in the public market. In addition, we expect that, to the extent we are successful in arranging new debt financing, we will incur increased costs associated with these debt financings. In light of the current market conditions and our working capital needs, we have taken steps to preserve our liquidity position including, but not limited to, reducing discretionary capital expenditures (including acquisitions), maintaining our cash distribution rate at the same level as the prior quarter and continuing to actively manage operating and administrative costs. We have temporarily curtailed our acquisition strategy to conserve cash to avoid dilutive equity issuances as we attempt to manage our business under the current economic conditions.

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

Effect on Revenues

Our overall business model is strong and is expected to remain so. This business model is constructed so that revenues are generated from at-need sales of cemetery merchandise and services and funeral home merchandise as well as pre-need sales of cemetery merchandise and services and income generated from our merchandise and perpetual care trusts.

During November and December of 2008 we noticed some softening in pre-need sales in certain areas of the country. This softening, which was probably a result of economic conditions, resulted in reduced grave marker and mausoleum sales in these areas. We have seen some rebound during the three months ended March 31, 2009. This is reflected by the value of pre-need contracts written during the three months ended March 31, 2009 exceeding the value of pre-need contracts written during the same period last year by approximately $2.1 million and at-need cemetery revenues for the three months ended March 31, 2009 exceeding at-need cemetery revenues for the same period last year by approximately $0.4 million.

It is possible that the current economic downturn could have an adverse effect on future pre-need sales of cemetery merchandise and services and to a much lesser extent at-need cemetery and funeral home revenues. We have taken a number of measures to counter a possible decrease in pre-need sales and possible increase in customer defaults or cancellations, including increased customer follow-up and employee training related thereto and extended collection department hours. We will continue to monitor the situation closely. Any downturn in these sales would have a less proportional impact on earnings than on revenues as such sales have higher cost of goods sold and lower profit margins than either at-need sales of cemetery merchandise and services and funeral home merchandise and services

A material decrease in our sales could cause us to breach certain of our financial covenants, such as the leverage ratio and the interest coverage ratio, under our credit facilities and senior secured notes. Any such breach could allow the lenders to accelerate (or create cross-default under) our debt which would have a material adverse effect on our business, financial condition or results of operations. We are currently in discussion with bank lenders regarding these ratios.

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

We believe that the sale of both at-need cemetery merchandise and services and funeral home merchandise and services is relatively resistant to changes in economic conditions. We have not seen any material effect on these sales due to the current economic downturn. At-need cemetery merchandise and services sales and funeral home merchandise and services and sales accounted for 54.2% of our total revenues for the three months ended March 31, 2009 as compared to 52.1% during the same period last year.

Decline in Market Value of Trust Assets

A critical issue for us has been the decline in the fair value of equity and (to a lesser degree) fixed maturity debt securities held in our trusts as described below.

We have a substantial portfolio of invested assets in both our merchandise trust and the perpetual care trust. Both trusts have a mix of cash and cash equivalents, fixed maturity debt securities and equity securities. The fair value of trust assets declined substantially in the second half of 2008 and the first quarter of 2009 relative to prior years (see Notes 5 and 6 of the Unaudited Condensed Consolidated Financial Statements).

Funds in our trusts are managed by third-party investment managers who are in turn monitored by a third-party investment advisor selected by our Trust and Compliance Committee. The third-party investment advisor is providing the committee with consistent updates on the performance of the investments. We will continue to monitor performance closely. See “Item 3. Quantitative and Qualitative Disclosure About Market Risk” for more information.

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

The fair value of trust assets is recorded as an asset on our balance sheet and is entirely offset by a liability. This liability is recorded as a “Perpetual care trust corpus”. Changes in fair value of trust assets are recognized by adjusting both the trust asset and the offsetting liability. Impairment of the value of trust assets, whether temporary or other-than-temporary, will not impact periodic earnings or comprehensive income nor will it impact our financial position or liquidity at any point in time.

Our primary risk related to the assets in the perpetual care trust relate to the interest and dividends paid and released to us and used to defray cemetery maintenance costs. Any reduction in this income stream could have a material effect on our financial condition, results of operations and liquidity. We have not seen any material degradation of this revenue stream due to the recent economic downturn. Interest income earned on perpetual care trust assets was approximately $3.4 million during the three months ended March 31, 2009 as compared to $3.2 million during the same period last year.

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

At March 31, 2009, the merchandise trust had approximately $14.6 million in cash and cash equivalents. This amount functions as a cushion that mitigates the risk of liquidating impaired assets. In evaluating the sufficiency of this amount as to its effectiveness in mitigating the risk of liquidating impaired assets, we have considered the net inflows and outflows of cash into the trust in recent prior periods. These net inflows and outflows are a function of both sales originations and the corresponding trust deposits and meeting the criteria for releasing funds. Total net cash outflows from the merchandise trust for the three months ended March 31, 2009 were approximately $1.5 million.

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

Among the more material components of the 2009 Expense Reduction Initiative are the following:

•	reductions in personnel costs by implementing an employee furlough program;

•	reductions in various sales incentive programs;

•	reductions in various commission overrides;

•	reductions in advertising expenses; and

•	reductions in certain corporate overhead items.

Net Income, Operating Cash Flows and Partner Distributions

The table below details net income, operating cash flows and partner distributions made during the three months ended March 31, 2008 and 2009 respectively:

	Three months ended March 31,
	2008	2009
	(in thousands)
Net income (loss)	$458	$(865)
Operating cash flows (deficits)	(869)	3,210
Partner distributions	6,206	6,813

Cash flows from operations during the three months ended March 31, 2009 ($3.4 million) significantly outpaced our net loss ($0.9 million) during the same period. This is in large part attributable to the fact that various cash inflows for payments of amounts due under pre-need sales contracts were not as of yet recognized as revenues as we had not met the delivery criteria for revenue recognition. Although there is no assurance, we expect that the trend of operating cash flows outpacing net income will continue into the foreseeable future.

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

Revenue Recognition

We sell our merchandise and services on both an at-need and pre-need basis. All at-need sales are recognized as revenues and recorded in earnings at the time that merchandise is delivered and services are performed.

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

The allowance for cancellations is established based upon our estimate of expected cancellations and historical experiences and is currently approximately 10% of total contract values. Future cancellation rates may differ from this current estimate. We will continue to evaluate cancellation rates and will make changes to the estimate should the need arise. Actual cancellations did not vary significantly from the estimates of expected cancellations at December 31, 2008 and March 31, 2009, respectively.

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

Assets in our perpetual care trust are carried at fair value. Any change in unrealized gains and losses are reflected in the carrying value of the assets and is offset against perpetual care trust corpus.

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

Any reduction in the cost basis of assets held in our perpetual care trust due to an other-than-temporary impairment is offset against perpetual care trust corpus. There is no impact on earnings.

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

As of December 31, 2008, our taxable corporate subsidiaries had a federal net operating loss carryover of approximately $66.2 million, which will begin to expire in 2019 and a state net operating loss carry-forward of approximately $104.3 million, a portion of which expires annually through 2028. Our ability to use such federal net operating losses may be limited by changes in the ownership of our units deemed to result in an “ownership change” under the applicable provisions of the Internal Revenue Code of 1986, as amended.

For additional information about, among other things, our pre-need sales, at-need sales, trusting requirements, cash flow, expenses and operations, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and our other reports and statements filed with the SEC.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141 R requires that acquirers in a business combination identify and record at fair value all of the assets and liabilities acquired as well as any non-controlling interest resulting from such business combination. Goodwill will be recognized when the fair value of consideration paid or transferred to the acquiree plus the fair value of any non-controlling interest exceeds the fair value of identified assets acquired less the fair value of liabilities assumed. A gain from a bargain purchase will be recognized when the fair value of consideration paid or transferred to the acquiree plus the fair value of any non-controlling interest is less than the fair value of identified assets acquired less the fair value of liabilities assumed. Gains from bargain purchases will be recognized in earnings in the period in which the acquisition occurs. SFAS 141 R also requires that costs incurred in a business transaction be recorded as an expense as opposed to part of the cost of the acquisition.

There are three options with regards to accumulated costs incurred and currently capitalized for acquisitions that had not as of yet been finalized prior to the adoption of SFAS 141R:

•	Immediately expense such costs.

•	Continue to carry such costs as an asset and immediately expense such costs upon the adoption of SFAS 141 R.

•	Account for the change as a change in accounting principle and restate prior year financial statements to reflect these costs as expenses in the period in which they occurred.

We adopted SFAS 141 R as of January 1, 2009. At December 31, 2008, there was approximately $1.4 million in accumulated acquisition costs that had been capitalized and were included in “Other current assets” on our balance sheet. These costs have been expensed in the first quarter of 2009 and are included in our income statement as part of “Acquisition related costs”.

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

In February 2008, the FASB Emerging Issues Task Force issued EITF Issue No. 07-04, Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships (“EITF 07-04”). EITF 07-04 specifies when a master limited partnership that contains incentive distribution rights (“IDR’s”) should classify said IDR’s as a separate class of units for which a separate earnings per unit calculation should be made. We Company adopted EITF 07-04 in the first quarter of 2009. The adoption of EITF 07-04 has no impact on the calculation of earnings per share as allocated to common unit holders.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statement—amendments of ARB No. 51 (“SFAS 160”). SFAS 160 states that accounting and reporting for minority interests will be recharacterized as non-controlling interests and classified as a component of equity. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. We adopted this guidance effective January 1, 2009. This adoption caused us to reclassify amounts previously shown as “Non-controlling interests in perpetual care trusts” to “Perpetual care trust corpus” and to include this amount in total liabilities rather than as a “Commitment and contingency” The adoption of this standard had no effect on our financial position, results of operations or liquidity.

In December 2008, the FASB issued FASB Staff Position No. FAS 140-4 and FIN 46 (R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP FAS 140-4”). FSP FAS 140-4 requires public entities to provide additional disclosures about transfers of financial assets. It also requires public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. We adopted this guidance effective January 1, 2009. This adoption had no effect on our financial position, results of operations or liquidity.

In December 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active (“FSP FAS 157-3”). The purpose of FSP FAS 157-3 was to clarify the application of SFAS 157 for a market that is not active. FSP FAS 157-3 did not change the objective of SFAS 157, which is the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. Our adoption of FSP FAS 157-3 for the year ended December 31, 2008 had no effect on our financial position, results of operations or liquidity.

Results of Operations

The following table summarizes our results of operations for the periods presented:

	Three months ended March 31,
	2008	2009
	(in thousands)
Statement of Operations Data:
Revenues:
Cemetery
Pre-need merchandise	$12,026	$9,572
Pre-need services	2,244	2,703
Pre-need investment and other	6,185	6,750
At-need merchandise	8,927	9,704
At-need services	6,990	6,535
At-need investment and other	524	585
Other	356	481
Funeral home
Merchandise	2,389	2,609
Services	3,772	3,659

Total	43,413	42,598

Costs and Expenses:
Cost of goods sold:
Perpetual care	1,101	1,005
Merchandise	4,624	3,795
Cemetery expense	9,487	9,439
Selling expense	8,205	7,826
General and administrative expense	5,229	5,479
Corporate overhead	5,450	5,366
Depreciation and amortization	965	1,310
Funeral home expense
Merchandise	981	967
Services	2,221	2,406
Other	1,417	1,428
Acquisition related costs	—	1,586
Gain on sale of funeral home	—	475
Interest expense	3,104	3,169
Income taxes	171	162

Net income (loss)	$458	$(865)

The following table presents supplemental operating data for the periods presented:

	Three months ended March 31,
	2008	2009
Operating Data:
Interments performed	10,540	9,712
Cemetery revenues per interment performed	$3,534	$3,741
Interment rights sold (1):
Lots	5,736	5,325
Mausoleum crypts (including pre-construction)	556	564
Niches	259	253

Total interment rights sold	6,551	6,142

Number of contracts written	19,698	20,829
Aggregate contract amount, in thousands (excluding interest)	$44,741	$48,444
Average amount per contract (excluding interest)	$2,271	$2,326
Number of pre-need contracts written	8,358	9,620
Aggregate pre-need contract amount, in thousands (excluding interest)	$26,823	$29,423
Average amount per pre-need contract (excluding interest)	$3,209	$3,059
Number of at-need contracts written	11,340	11,209
Aggregate at-need contract amount, in thousands	$17,918	$19,021
Average amount per at-need contract	$1,580	$1,697

(1)	Net of cancellations. Counts the sale of a double-depth burial lot as the sale of two interment rights.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Cemetery Revenues

Cemetery revenues were $36.3 million in the first quarter of 2009, a decrease of $1.0 million, or 2.7%, as compared to $37.3 million in the first quarter of 2008

Pre-need Revenues

Cemetery revenues from pre-need sales, including interest income from pre-need installment contracts and investment income from trusts, were $19.0 million in the first quarter of 2009, a decrease of $1.5 million, or 7.3%, as compared to $20.5 million in the first quarter of 2008.

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

The following table reconciles the value of actual sales made plus interest income from pre-need installment contracts and investment income from trusts to cemetery revenues for the three months ended September 30, 2007 and 2008:

	Three months ended March 31,
	2008	2009
	(in thousands)
Total value of contracts written	$21,056	$23,105
Interest income on pre-need sales	1,309	1,505
Investment income from merchandise trusts	2,295	1,877
Investment income from perpetual care trusts	3,163	3,372

Subtotal	27,823	29,859

Increase in deferred revenues on sales	(6,097)	(9,996)
Increase in deferred revenues on merchandise trust investment income	(1,271)	(838)

Pre-need revenues	$20,455	$19,025

The total value of contracts written increased by $2.0 million, or 9.5%, to $23.1 million in the first quarter of 2009 as compared to $21.1 million during the same period last year. Major increases included grave openings and closings ($1.0 million), vaults ($0.8 million) and markers ($0.6 million). The increases were primarily related to an increase in the value of contracts written at cemeteries acquired in 2007 and 2008.

Interest income on pre-need sales increased $0.2 million, or 15.3%, to $1.5 million in the first quarter of 2009 as compared to $1.3 million during the same period last year. The increase was primarily due to the increased volume of sales and accounts receivable outstanding.

Investment income from the merchandise trust decreased by $0.4 million, or 17.4%, to $1.9 million in the first quarter of 2009 as compared to $2.3 million during the same period last year. The decrease was primarily due to a decrease in the average cost basis of trust assets during the three months ended March 31, 2009 as opposed to the same period last year.

Investment income from the perpetual care trust increased by $0.2 million, or 6.3%, to $3.4 million in the first quarter of 2009 as compared to $3.2 million during the same period last year. The increase was primarily due to a slight increase on the yield in average invested assets during the three months ended March 31, 2009 as compared to the same period last year.

At-need Revenues

Cemetery revenues from at-need sales increased $0.4 million, or 2.4%, to $16.8 million in the first quarter of 2009 as compared to $16.4 million during the same period last year. Major increases included markers and bases ($0.7 million) and mausoleums ($0.2 million) offset by a reduction in grave openings and closings ($0.4 million). The increases were primarily related to an increase in sales at cemeteries acquired in 2007 and 2008.

Other Revenues

Other cemetery revenues increased by $0.1 million, or 25.0%, to $0.5 million during the first quarter of 2009 as compared to $0.4 million during the same period last year.

Operating Expenses

Costs of Goods Sold

Cost of goods sold was $4.8 million in the first quarter of 2009, a decrease of $0.9 million, or 15.8%, as compared to $5.7 million during the same period last year. As a percentage of cemetery revenues, cost of goods sold was 13.2% in the first quarter of 2009 a decrease of 2.1 points from 15.3% in the same period last year. The decrease in cost of goods sold as a percentage of cemetery revenue was attributable to a change in product mix delivered during the first quarter of 2009 as compared to the same period last year.

Selling Expense

Total selling expense was $7.8 million in the first quarter of 2009, a decrease of $0.4 million, or 4.9%, as compared to $8.2 million in the same period last year. The decrease was primarily due to a decrease in other personnel costs ($0.3 million) and advertising ($0.1 million). Sales commissions as a percentage of pre-need revenues was 14.1% for the three months ended March 31, 2009 as compared to 15.6% during the same period last year. This decrease was primarily caused by a decrease in commission rates paid in accordance with our 2009 Expense Reduction Initiative.

Cemetery Expense

Cemetery expense was $9.4 million in the first quarter of 2009, a decrease of $0.1 million, or 1.1%, as compared to $9.5 million in the same period last year. The slight decrease was primarily due to a corresponding slight decrease in fuel costs ($0.1 million). Most other costs were essentially flat.

General and Administrative Expense

General and administrative expense was $5.5 million in the first quarter of 2009, an increase of $0.3 million, or 5.8%, as compared to $5.2 million in the same period last year. The increase was primarily attributable to an increase in corporate insurance ($0.2 million) and professional fees ($0.1 million).

Funeral Home Revenues and Expenses

Funeral home revenues were $6.3 million in the first quarter of 2009, an increase of $0.1 million, or 1.6%, as compared to $6.2 million in the same period last year. This was primarily due to the implementation of new product offerings, along with a small price increase, offset by a decrease in the overall death rate.

Funeral home expenses were $4.8 million in the first quarter of 2009, an increase of $0.2 million, or 4.3%, as compared to $4.6 million in the same period last year which was related to the December 2007 acquisition of 30 funeral homes.

Overall operating profits from funeral homes were $1.5 million in the first quarter of 2009, a slight decrease of $0.1 million, or 6.7%, as compared to $1.6 million during the same period last year.

Corporate Overhead

Corporate overhead was $5.4 million in the first quarter of 2009, a decrease of $0.1 million, or 1.8%, as compared to $5.5 million during the same period last year. The decrease was primarily related to a decrease in unit-based compensation costs ($0.2 million).

Depreciation and Amortization

Depreciation and amortization was $1.3 million in the first quarter of 2009, an increase of $0.3 million, or 30.0%, as compared to $1.0 million during the same period last year. The increase was primarily due to increased depreciation on cemeteries acquired in 2008.

Acquisition related costs

Effective January 1, 2009, we adopted Statement of Financial Accounting Standards 141 (R), “Business Combinations” (“SFAS 141 R”). Amongst other things, SFAS 141 R changed the rules related to acquisition costs (i.e. legal fees) so that these costs are expensed as incurred rather than capitalized as part of the cost of the acquisition.

At December 31, 2008, we had $1.4 million in accumulated costs that related to acquisitions that had not as of yet been completed. These costs were included in “Other current assets” on our balance sheet. SFAS 141 R required us to expense these costs upon our adoption of the standard. SFAS 141 R further provided us with the option of either restating prior year financial statements by allocating these amounts to the year in which they were incurred or recording all of these expenses in the first quarter of 2009.

We chose the option of recording all of the expenses in the first quarter of 2009. Accordingly, “Acquisition related costs” of $1.6 million included in our operating profit during the first quarter of 2009 includes $1.4 million of costs incurred and paid in prior years and $0.2 million of costs incurred in the first quarter of 2009.

Operating profit

Operating profit was $2.0 million in the first quarter of 2009, a decrease of $1.7 million, or 45.9%, as compared to $3.7 million during the same period last year. The decrease was primarily caused by the $1.6 million in acquisition related costs recorded during the first quarter of 2009 along with a $0.8 million decrease in revenues offset by a $0.7 million decrease in other operating expenses.

The decrease in revenues was primarily driven by an increase in the change in deferred revenues on pre-need sales. We deferred $10.0 million of pre-need sales during the first quarter of 2009 compared to $6.1 million during the first quarter of 2008.

The decrease in operating expenses was primarily caused by a $1.0 million decrease in cost of goods sold, a $0.4 million decrease in selling expenses offset by a $0.3 increase in both depreciation and amortization and general and administrative expenses and a $0.2 million increase in funeral home expenses, all of which are discussed above.

Other income and expenses

We sold a single funeral home during the three months ended March 31, 2009. The gain on sale was approximately $0.5 million.

Interest Expense

Interest expense was $3.2 million in the first quarter of 2009, an increase of $0.1 million, or 3.2%, as compared to $3.1 million in the same period last year. The increase was primarily due to an increase in the average amount of outstanding debt outstanding during the period.

Provision (Benefit) for Income Taxes

The provision for income taxes was approximately $0.2 million in both the first quarter of 2009 and 2008, respectively.

Net Income(loss)

We had a net loss of $0.9 million during the first quarter of 2009 compared to net income of $0.5 million during the same period last year. The decrease was primarily caused by the $1.4 million non-cash charge for previously capitalized acquisition related costs, $0.2 million in acquisition expenses incurred during the first quarter of the year and a $0.1 decrease in operating profits offset by a $0.5 million gain on the sale of a funeral home, all of which are discussed above.

Segment Discussion

Revenues, operating earnings and earnings before taxes all increased for Cemetery Operations –Southeast and Cemetery Operations-Northeast in the first quarter of 2009 as compared to the same period last year primarily due to corresponding increases from cemeteries acquired in 2007 and 2008. Revenues from Funeral Homes increased in the three months ended March 31, 2009 as compared to the same period last year while operating earnings were relatively flat and earnings before taxes slightly decreased. The decrease in earnings before taxes was attributable to increased depreciation and amortization on Funeral Homes acquired in 2007 and 2008. Revenues, operating earnings and earnings before taxes for Cemetery Operations-West decreased in the first quarter of 2009 compared to the same period last year due to a slight decrease in sales and related expenses.

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

Long-term Debt

On April 30, 2009, we entered into the Second Amendment to Amended and Restated Credit Agreement by and among us and certain of our subsidiaries, the lenders, and Bank of America, N.A., as Administrative Agent (the “Second Amendment”). In connection with the Second Amendment, on April 30, 2009, we also entered into the Second Amendment to Amended and Restated Note Purchase Agreement by and among us and certain of our subsidiaries and the noteholders (the “Second Amendment to NPA”).

The following is a summary of the material provisions of the foregoing agreements. This summary is qualified in its entirety by reference to the Second Amendment and the Second Amendment to NPA, which are incorporated by reference in their entirety herein and copies of which are attached to this Current Report on Form 10-Q as Exhibits 10.1 and 10.2, respectively. Capitalized terms which are not defined in this Current Report on Form 10-Q shall have the meanings assigned to such terms in the Second Amendment and Second Amendment to NPA or the Credit Agreement and the Note Purchase Agreement, as applicable.

Credit Agreement

The Second Amendment amended certain terms of the Amended and Restated Credit Agreement, dated August 15, 2007 (the “A&R Credit Agreement”), as amended by the First Amendment to Amended and Restated Credit Agreement dated November 2, 2007 (together with the A&R Credit Agreement, the “Credit Agreement”). The Credit Agreement provided for a $65 million senior secured credit facility consisting of a $25 million Revolving Credit Facility and a $40 million Acquisition Facility.

The Second Amendment amended the Credit Agreement to, among other matters, increase (i) the Revolving Credit Facility to a maximum aggregate principal amount of $35 million with the ability to request further increases in a maximum aggregate principal amount of $10 million, and (ii) the Acquisition Facility to a maximum aggregate principal amount of $102.85 million, with the ability to request further increases in a maximum aggregate principal amount of $57 million, subject to a minimum increase amount of $5 million.

Loans outstanding under the Credit Agreement bore interest at a per annum rate based upon a base rate (the “Base Rate”) or a Eurodollar rate (the “Eurodollar Rate”) plus a margin ranging from 0% to .75% over the Base Rate and 2.25% to 3.25% over the Eurodollar rate, as selected by the Borrowers. The Base Rate was the higher of (a) the Federal Funds Rate plus 0.5% or (b) the “prime rate” as set by Bank of America. The Eurodollar Rate equaled the British Bankers Association LIBOR Rate. Margin was determined by the ratio of consolidated funded debt to consolidated EBITDA of the Company.

The Second Amendment amended the definitions of the Base Rate, Eurodollar Rate and Applicable Rate. The definition of the Base Rate was amended to mean the rate per annum equal to the highest of: (i) the Prime Rate, (ii) the sum of 0.5% plus the Federal Funds Rate and (iii) except during a period when the Eurodollar cannot be determined, the Eurodollar Rate plus 1.00%. Under the Second Amendment, with respect to a Eurodollar Rate Loan, the Eurodollar Rate means the rate per annum equal to the greater of: (i) the British Bankers Association LIBOR Rate (“BBA Libor”) or, if such rate is not available, the rate determined by Bank of America, N.A., as the administrative agent, subject to certain conditions, and (ii) 2.00%. With respect to a Base Rate Loan, the Eurodollar Rate means the BBA Libor or, if such rate is not available, the rate determined by Bank of America, N.A., subject to certain conditions.

The Applicable Rate on Eurodollar Rate Loans and Letter of Credit Fees was increased to a percentage per annum ranging from 3.25% to 4.25% and the Applicable Rate on Base Rate Loans was increased to a range from 2.25% to 3.25%, based on our Consolidated Leverage Ratio. The Commitment Fee Rate was increased to a range of 0.500% to 0.750%, based on our Consolidated Leverage Ratio.

The Second Amendment amended financial covenants under the Credit Agreement as follows: (i) for any most recently completed four fiscal quarters, Consolidated EBITDA shall not be less than the sum of $39 million plus 80% of the aggregate of all Consolidated EBITDA for each Permitted Acquisition completed after April 30, 2009; (ii) for any most recently completed four fiscal quarters ending during the following years, Consolidated Fixed Charge Coverage Ratio shall not be less than 1.15x in 2009 through 2011 and 1.20x in 2012 and thereafter; (iii) for any most recently completed four fiscal quarters through and including March 31, 2010, Consolidated Leverage Ratio shall not be greater than 3.75 to 1.0, and for any period of most recently completed four fiscal quarters ending thereafter, 3.50 to 1.0; and (iv) for any most recently completed four fiscal quarters ending during the following years, the Maintenance Capital Expenditures shall not exceed $4.2 million in 2009 through 2010, $4.6 million in 2011 and $5.2 million in 2012 and thereafter. The Second Amendment also included various representations and other provisions customary for the transaction of this nature as well as certain conforming changes to the Credit Agreement.

In connection with the Second Amendment, we borrowed $63 million under the new Acquisition Facility commitments, which, together with the $17 million of the existing availability under the Acquisition Facility, were used to repay $80 million under the 7.66% Senior Secured Series A Notes due September 20, 2009 (“Series A Notes”). In addition, we borrowed $5.4 million under the Revolving Credit Facility, which was used to pay the accrued interest on the Series A Notes, fees to Bank of America, N.A., amendment fees to noteholders under the Second Amendment to NPA as well as various other fees and costs incurred in connection with these transactions.

Note Purchase Agreement

The Second Amendment to NPA amended certain terms of the Amended and Restated Note Purchase Agreement, dated August 15, 2007 (the “A&R NPA”), as amended by the First Amendment to Amended and Restated Note Purchase Agreement, dated November 2, 2007 (together with the A&R NPA, the “Note Purchase Agreement”). The Note Purchase Agreement provided for the issuance of the Series A Notes in the aggregate principal amount of $80 million, 9.34% Series B Senior Secured Notes due August 15, 2012 in the aggregate principal amount of $35 million (the “Existing Series B Notes”), the 9.09% Senior Secured Series C Notes due December 21, 2012 in the aggregate principal amount of $17.5 million (the “Existing Series C Notes”) and authorized the issuance of up to $150 million aggregate principal amount of Shelf Notes.

The Second Amendment to NPA amended the Note Purchase Agreement to, among other matters, amend and restate the Existing Series B Notes and the Existing Series C Notes. The Existing Series B Notes were amended to increase the interest rate to 11.00% (the “Series B Notes”). The Existing Series C Notes were amended not only to increase the interest rate to 11.00%, but also to change the maturity date from December 21, 2012 to August 15, 2012 (the “Series C Notes”). Under the Second Amendment to NPA, the interest rate on the Series B Notes and Series C Notes will be increased by 1.5% per annum during any period in which any holder of Shelf Notes is required to maintain, in respect to the Shelf Notes, reserves in excess of 3.4% of the principal amount of the Shelf Notes held by such holder, as a result of a decision of an insurance regulatory authority having responsibility for valuation of insurance company assets.

Under the Second Amendment to NPA, we are permitted to incur indebtedness pursuant to the Credit Agreement Documents not greater than $137.85 million, consisting of an Acquisition Facility not to exceed $102.85 million and a Revolving Facility not to exceed $35.0 million, provided that the Aggregate Credit Facility Cap will be deemed increased up to $180 million and the Acquisition Facility Cap increased up to $145 million if we obtain commitments from additional lenders for up to $42.15 million within 120 days of April 30, 2009. The Aggregate Credit Facility Cap may be increased up to $205 million, with the Acquisition Facility Cap to be increased up to $160 million and the Revolving Credit Facility Cap to be increased up to $45 million with the approval of the holders of at least a majority principal amount of the Shelf Notes, which shall not be unreasonably withheld.

The Second Amendment to NPA included changes to the financial covenants that were similar to changes to the financial covenants under the Second Amendment as described above.

The Second Amendment to NPA also included various representations and other provisions customary for the transaction of this nature as well as certain conforming changes to the definitions, schedules and exhibits of the Note Purchase Agreement.

Cash Flow from Operating Activities.

Cash flows provided by operating activities were $3.2 million for the three months ended March 31, 2009, an increase of $4.1 million, as compared to a cash deficit of $0.9 million during the same period last year.

Cash flows from operations during the three months ended March 31, 2009 ($3.2 million) significantly outpaced our net loss ($0.9 million) during the same period. This is in large part attributable to the fact that various cash inflows for payments of amounts due under pre-need sales contracts were not as of yet recognized as revenues as we had not as of yet met the delivery criteria for revenue recognition. Although there is no assurance, we expect that the trend of operating cash flows outpacing net income will continue into the foreseeable future.

Cash Flow from Investing Activities

Net cash used in investing activities was $0.9 million during the three months ended March 31, 2009, a decrease of $3.0 million, or 76.9%, as compared to $3.9 million during the same period last year. Cash flows used for investing activities during the three months ended March 31, 2009 were primarily utilized for additions to cemetery property and equipment.

Cash Flow from Financing Activities

Cash flows from financing activities were $1.1 million during the three months ended March 31, 2009 as compared to cash used in financing activities of $0.7 million during the same period last year. Cash flows from financing for the three months ended March 31, 2008 was primarily generated by additional net borrowings of $8.3 million offset by the payment of partner distributions of $6.8 million.

Intercreditor and Collateral Agency Agreement

In connection with the closing of the credit facility and the private placement of the notes we entered into, along with our general partner, certain of our subsidiaries, the lenders under the new credit facility, the holders of the notes and Bank of America, N.A., as collateral agent, an intercreditor and collateral agency agreement setting forth the rights and obligations of the parties to the agreement as they relate to the collateral securing the new credit facility and the senior secured notes.

Capital Expenditures

The following table summarizes total maintenance capital expenditures and expansion capital expenditures, including for the construction of mausoleums and for acquisitions, for the periods presented:

	Three months ended March 31,
	2008	2009
	(In thousand’s)
Maintenance capital expenditures	$1,635	$376
Expansion capital expenditures	2,263	1,031

Total capital expenditures	$3,898	$1,407

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

Interest-bearing Investments

Our fixed-income securities subject to market risk consist primarily of investments in our merchandise trusts and perpetual care trusts. As of March 31, 2009, the fair value of fixed-income securities in our merchandise trusts represented 16.5% of the fair value of total trust assets while the fair value of fixed-income securities in our perpetual care trusts represented 26.0% of the fair value of total trust assets. The aggregate quoted fair value of these fixed-income securities was $25.9 million and $38.3 million in merchandise trusts and perpetual care trusts, respectively, as of March 31, 2009. Each 1% change in interest rates on these fixed-income securities would result in changes of approximately $259,000 and $383,000 in the fair market value of the assets in our merchandise trusts and perpetual care trusts, respectively, based on discounted expected future cash flows. If these securities are held to maturity, no change in fair market value will be realized.

Our money market and other short-term investments subject to market risk consist primarily of investments in our merchandise trusts and perpetual care trusts. As of March 31, 2009, the fair value of money market and short-term investments in our merchandise trusts represented 9.3% of the fair value of total trust assets while the fair value of fixed-income securities in our perpetual care trusts represented 7.5% of the fair value of total trust assets. The aggregate quoted fair value of these fixed-income securities was $14.6 million and $11.0 million in merchandise trusts and perpetual care trusts, respectively, as of March 31, 2009. Each 1% change in interest rates on these fixed-income securities would result in changes of approximately $146,000 and $110,000 in the fair market value of the assets in our merchandise trusts and perpetual care trusts, respectively.

Marketable Equity Securities

Our marketable equity securities subject to market risk consist primarily of investments held in our merchandise trusts and perpetual care trusts. These assets consist of both individual equity securities as well as closed and open ended mutual funds. As of March 31, 2009, the fair value of marketable equity securities in our merchandise trusts represented 74.2% of the fair value of total trust assets while the fair value of marketable equity securities in our perpetual care trusts represented 66.5% of total trust assets. The aggregate quoted fair market value of these marketable equity securities was $116.7 million and $97.7 million in merchandise trusts and perpetual care trusts, respectively, as of March 31, 2009, based on final quoted sales prices. Each 10% change in the average market prices of the equity securities would result in a change of approximately $11.7 million and $9.8 million in the fair market value of securities held in merchandise trusts and perpetual care trusts, respectively.

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

We recognize the challenges we face in achieving our investment objectives in light of the uncertainties and complexities of contemporary investment markets. Furthermore, we recognize that, in order to achieve the stated long-term objectives, we may have short-term declines in market value. Given the need to maintain consistent values in the portfolio, we have attempted to develop a strategy which is likely to maximize returns and earnings without experiencing overall declines in value in excess of 3% over any 12-month period. We were not able to achieve this objective during the first quarter of 2009 due to macro-economic conditions beyond our control.

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

Debt Instruments

Our Acquisition Credit Facility and Revolving Credit Facility bear interest at a floating rate, based on LIBOR, which is adjusted quarterly. These credit facilities will subject us to increases in interest expense resulting from movements in interest rates. As of March 31, 2009, we had outstanding borrowings of $17.5 million under our Acquisition Credit Facility and $18.8 million under our Revolving Credit Facility.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon, and as of the date of this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in its reports under the Securities Exchange Act of 1934 as amended is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 have been changed to include the following additional risks:

Our debt obligations limit cash flow available for distributions to our partners, and we may reduce such distributions in the future.

During the three months ended March 31, 2009, we paid a quarterly distribution of $6.8 million, in the aggregate, based on a distribution of $0.5550 per unit. We have also announced a cash distribution of $0.5550 per unit payable on May 15, 2009 to unit holders of record as of the close of business on May 8, 2009. In connection with the second amendment to our credit agreement, on April 30, 2009, we used $63 million borrowed under the new acquisition facility commitments together with $17 million of existing availability under such facility to repay $80 million under our Series A Notes due September 20, 2009. The acquisition facility requires that we make only interest payments on our acquisition loans though April 30, 2010 and that, starting from May 1, 2010, we make regular payments of both principal and interest on such loans, whereas Series A Notes required only interest payments prior to maturity. As a result, we will have to dedicate a greater portion of our cash flow to service our debt obligations during the period from May 1, 2010 through the expiration of our credit agreement on August 15, 2012 than prior to the second amendment. Therefore, cash flow available for distributions to our partners will be reduced during this timeframe, and we may reduce such distributions in the future.

We have limited availability under our amended acquisition facility to fund additional acquisitions which could have a material adverse effect on our results of operations.

A primary component of our business strategy has been to grow through acquisitions of cemeteries and, to a lesser extent, funeral homes. In connection with the second amendment to our credit agreement, on April 30, 2009, we borrowed an aggregate of $80 million under our acquisition facility to repay our Series A Notes. As a result, approximately $5.5 million remained available under such facility on April 30, 2009, which requires us to raise money from other sources in order to make additional acquisitions. This may be difficult in the current economic climate and could result in a substantial decrease in future acquisitions or curtailment of our acquisition strategy, which, in turn, could have a material adverse effect on our results of operations.

The risks described in this Quarterly Report on Form 10-Q and the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including the risks faced by us described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits

Exhibit Number	Description

10.1	Second Amendment to Amended and Restated Credit Agreement, dated April 30, 2009, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Operating LLC, the Lenders and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 6, 2009).

10.2	Second Amendment to Amended and Restated Note Purchase Agreement, dated April 30, 2009, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Partners L.P. and the Noteholders (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on May 6, 2009).

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of William R. Shane, Executive Vice President and Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith)

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of William R. Shane, Executive Vice President and Chief Financial Officer (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STONEMOR PARTNERS L.P.
By: StoneMor GP LLC
its general partner

May 11, 2009	/s/ Lawrence Miller
Lawrence Miller
Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

May 11, 2009	/s/ William R. Shane
William R. Shane
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

10.1	Second Amendment to Amended and Restated Credit Agreement, dated April 30, 2009, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Operating LLC, the Lenders and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 6, 2009).

10.2	Second Amendment to Amended and Restated Note Purchase Agreement, dated April 30, 2009, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Partners L.P. and the Noteholders (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on May 6, 2009).

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of William R. Shane, Executive Vice President and Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith)

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of William R. Shane, Executive Vice President and Chief Financial Officer (furnished herewith)