Form 10-Q/A
period 2009-03-31
STONEMOR PARTNERS LP
filed 2009-05-18
CIK 1286131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

The number of the registrant’s outstanding common units at May 11, 2009 was 9,771,443

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Amended Report”) to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009 (“Original Report”), initially filed with the Securities and Exchange Commission on May 11, 2009, is being filed to correct the number of outstanding common units at May 11, 2009 to 9,771,443 from 11,891,335 as reported on the cover page of the Original Report.

In addition, we are amending the “Liquidity and Capital Resources – Long-Term Debt” section in Item 2 of Part I of the Original Report to include the following statement:

“Reference is also made to the description of the Amended and Restated Credit Agreement, as amended, and the Amended and Restated Note Purchase Agreement, as amended, in Part II, Item 7 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which description is incorporated by reference herein.”

We believe that the corrections described above and certain conforming changes made in the Amended Report, are not, individually or in the aggregate, material to our business, financial condition or results of operations.

In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Report has been amended to contain currently dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, which certifications are filed herewith as Exhibits 31.1 and 31.2, respectively.

This Amended Report only amends the Original Report to the extent described above, and no other information in the Original Report is amended hereby. None of the items amended herein nor any other item in the Original Report has been updated to reflect events, results or developments concerning our business, financial condition or results of operations occurring after the date of the Original Report or to modify or update those disclosures affected by subsequent events. Except for the foregoing amended items, this Amended Report continues to describe conditions as of the date of the Original Report. Among other things, and without limiting the foregoing, forward looking statements made in the Original Report have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Report, and such forward looking statements should be read in their historical context.

Index – Form 10-Q

		Page

Part I	Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1

Part II	Other Information

Item 6.	Exhibits	21

	Signatures	22

Part I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements included in Part I, Item 1 of the Quarterly Report on Form 10-Q (including the notes thereto) filed with the SEC on May 11, 2009.

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

When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and the Quarterly Report on Form 10-Q filed with the SEC on May 11, 2009. We assume no obligation to update or revise any forward-looking statements made herein or any other forward-looking statements made by us, whether as a result of new information, future events or otherwise.

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

The following is a summary of the material provisions of the foregoing agreements. This summary is qualified in its entirety by reference to the Second Amendment and the Second Amendment to NPA, which are incorporated by reference in their entirety herein and copies of which are incorporated by reference into this Quarterly Report on Form 10-Q as Exhibits 10.1 and 10.2, respectively. Capitalized terms which are not defined in this Quarterly Report on Form 10-Q shall have the meanings assigned to such terms in the Second Amendment and Second Amendment to NPA or the Credit Agreement and the Note Purchase Agreement, as applicable.

Reference is also made to the description of the Amended and Restated Credit Agreement, as amended, and the Amended and Restated Note Purchase Agreement, as amended, in Part II, Item 7 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which description is incorporated by reference herein.

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

Item 6.	Exhibits

Exhibit Number	Description

10.1	Second Amendment to Amended and Restated Credit Agreement, dated April 30, 2009, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Operating LLC, the Lenders and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 6, 2009).

10.2	Second Amendment to Amended and Restated Note Purchase Agreement, dated April 30, 2009, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Partners L.P. and the Noteholders (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on May 6, 2009).

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of William R. Shane, Executive Vice President and Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors*

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of William R. Shane, Executive Vice President and Chief Financial Officer*

*	Previously furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STONEMOR PARTNERS L.P.
By: StoneMor GP LLC
its general partner

May 18, 2009	/s/ Lawrence Miller
Lawrence Miller
Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

May 18, 2009	/s/ William R. Shane
William R. Shane
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

10.1	Second Amendment to Amended and Restated Credit Agreement, dated April 30, 2009, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Operating LLC, the Lenders and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 6, 2009).

10.2	Second Amendment to Amended and Restated Note Purchase Agreement, dated April 30, 2009, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Partners L.P. and the Noteholders (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on May 6, 2009).

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of William R. Shane, Executive Vice President and Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors*

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of William R. Shane, Executive Vice President and Chief Financial Officer*

*	Previously furnished.