Form 10-Q
period 2009-06-30
STONEMOR PARTNERS LP
filed 2009-08-10
CIK 1286131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The number of the registrant’s outstanding common units at August 10, 2009 was 9,771,443

Index – Form 10-Q

Part I – Financial Information

Item 1.	Financial Statements

StoneMor Partners L.P.

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	December 31, 2008	June 30, 2009

Assets
Current assets:
Cash and cash equivalents	$7,068	$11,275
Accounts receivable, net of allowance	33,090	37,828
Prepaid expenses	3,422	3,853
Other current assets	14,477	13,073

Total current assets	58,057	66,029

Long-term accounts receivable—net of allowance	42,309	47,874
Cemetery property	228,499	232,901
Property and equipment, net of accumulated depreciation	49,615	48,518
Merchandise trusts, restricted, at fair value	161,605	175,502
Perpetual care trusts, restricted, at fair value	152,797	168,500
Deferred financing costs—net of accumulated amortization	2,425	6,850
Deferred selling and obtaining costs	41,795	46,540
Deferred tax assets	138	345
Other assets	1,000	1,266

Total assets	$738,240	$794,325

Liabilities and partners’ capital
Current liabilities
Accounts payable and accrued liabilities	$25,702	$26,061
Accrued interest	659	1,442
Current portion, long-term debt	80,478	2,392

Total current liabilities	106,839	29,895

Other long-term liabilities	1,837	3,612
Long-term debt	80,456	179,156
Deferred cemetery revenues, net	193,017	222,537
Deferred tax liabilities	7,928	7,928
Merchandise liability	75,977	76,160
Perpetual care trust corpus	152,797	168,500

Total liabilities	618,851	687,788

Partners’ capital
General partner	2,271	1,859
Limited partners:
Common	111,052	100,829
Subordinated	6,066	3,849

Total partners’ capital	119,389	106,537

Total liabilities and partners’ capital	$738,240	$794,325

See Accompanying Notes to the Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statement of Operations

(in thousands, except unit data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009

Revenues:
Cemetery
Merchandise	$24,152	$23,456	$45,105	$42,732
Services	9,755	9,534	18,989	18,772
Investment and other	8,382	9,049	15,447	16,865
Funeral home
Merchandise	2,198	2,320	4,587	4,929
Services	3,449	3,443	7,221	7,102

Total revenues	47,936	47,802	91,349	90,400

Costs and Expenses:
Cost of goods sold (exclusive of depreciation shown separately below):
Perpetual care	1,051	1,423	2,152	2,428
Merchandise	4,513	4,736	9,137	8,531
Cemetery expense	10,966	10,412	20,453	19,851
Selling expense	8,921	8,618	17,126	16,444
General and administrative expense	5,300	5,411	10,529	10,890
Corporate overhead (including $642 and $383 in unit-based compensation for the three months ended June 30, 2008 and 2009 and $1,258 and $757 for the six months ended June 30, 2008 and June 30, 2009)	5,568	5,497	11,017	10,863
Depreciation and amortization	1,042	1,708	2,007	3,018
Funeral home expense
Merchandise	881	944	1,863	1,911
Services	2,294	2,296	4,515	4,702
Other	1,610	1,471	3,027	2,899
Acquisition related costs	—	542	—	2,128

Total cost and expenses	42,146	43,058	81,826	83,665

Operating profit	5,790	4,744	9,523	6,735

Other income and expense
Gain on sale of funeral homes	—	—	—	475

Interest expense	3,215	3,202	6,319	6,371

Income before income taxes	2,575	1,542	3,204	839

Income taxes:
State	245	39	411	201
Federal	98	(136)	103	(136)

Total income taxes	343	(97)	514	65

Net income	$2,232	$1,639	$2,690	$774

General partner’s interest in net income for the period	$45	$33	$54	$15

Limited partners’ interest in net income for the period
Common	$1,597	$1,320	$1,925	$623
Subordinated	$590	$286	$711	$136

Net income per limited partner unit (basic and diluted)	$.18	$.14	$.22	$.06

Weighted average number of limited partners’ units outstanding (basic and diluted)	11,801	11,891	11,793	11,891

See Accompanying Notes to the Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statement of

Partners’ Capital

(in thousands)

(unaudited)

	Partners’ Capital				Total
	Limited Partners			General Partner
	Common	Subordinated	Total

Balance, December 31, 2008	$111,052	$6,066	$117,118	$2,271	$119,389

Net loss	(697)	(151)	(848)	(17)	(865)
Cash distribution	(5,423)	(1,176)	(6,599)	(214)	(6,813)

Balance, March 31, 2009	$104,932	$4,739	$109,671	$2,040	$111,711

Net income	1,320	286	1,606	33	1,639
Cash distribution	(5,423)	(1,176)	(6,599)	(214)	(6,813)

Balance, June 30, 2009	$100,829	$3,849	$104,678	$1,859	$106,537

See Accompanying Notes to the Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statement of Cash Flows

(in thousands)

(unaudited)

	For the six months ended June 30,
	2008	2009

Operating activities:
Net income	$2,690	$774
Adjustments to reconcile net income to net cash provided by operating activity:
Cost of lots sold	3,385	2,616
Depreciation and amortization	2,007	3,018
Unit-based compensation	1,258	757
Previously capitalized acquisition costs	—	1,365
Previously capitalized financing fees	—	141
Gain on sale of funeral home		(475)
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(8,821)	(11,361)
Allowance for doubtful accounts	1,829	1,649
Merchandise trust fund	(868)	(2,119)
Prepaid expenses	529	(431)
Other current assets	377	320
Other assets	(567)	(414)
Accounts payable and accrued and other liabilities	(2,174)	460
Deferred selling and obtaining costs	(3,286)	(4,745)
Deferred cemetery revenue	13,668	17,626
Deferred taxes (net)	—	(207)
Merchandise liability	(997)	(870)

Net cash provided by operating activities	9,030	8,104

Investing activities:
Cost associated with potential acquisitions	(1,285)	—
Additions to cemetery property	(1,472)	(2,240)
Purchase of subsidiaries, net of common units issued	(1,238)	(2,727)
Divestiture of funeral home	—	475
Additions of property and equipment	(2,930)	(1,061)

Net cash used in investing activities	(6,925)	(5,553)

Financing activities:
Cash distribution	(12,415)	(13,626)
Additional borrowings on long-term debt	14,762	101,667
Repayments of long-term debt	(7,528)	(81,053)
Cost of financing activities	—	(5,332)
Sale of partner units	68	—

Net cash provided by (used in) financing activities	(5,113)	1,656

Net increase (decrease) in cash and cash equivalents	(3,008)	4,207
Cash and cash equivalents—Beginning of period	13,800	7,068

Cash and cash equivalents—End of period	$10,792	$11,275

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$5,787	$5,587

Cash paid during the period for income taxes	$3,081	$1,520

Non-cash investing and financing activities
Issuance of limited partner units for cemetery acquisition	$500	$—

See Accompanying Notes to the Condensed Consolidated Financial Statements.

1.	NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

StoneMor Partners L.P. (“StoneMor”, the “Company” or the “Partnership”) is a provider of funeral and cemetery products and services in the death care industry in the United States. Through its subsidiaries, StoneMor offers a complete range of funeral merchandise and services, along with cemetery property, merchandise and services, both at the time of need and on a pre-need basis. As of June 30, 2009, the Partnership owned 218 and operated 234 cemeteries and owned and operated 58 funeral homes in 27 states within the United States and Puerto Rico.

Basis of Presentation

The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All interim financial data is unaudited. However, in the opinion of management, the interim financial data as of June 30, 2009 and for the three and six months ended June 30, 2008 and 2009, respectively, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim period. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for a full year.

In the first quarter of 2009, the Company reviewed Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statement—amendments of ARB No. 51 (“SFAS No. 160”),” and determined that balances historically designated as “non-controlling interest in perpetual care trusts” in its condensed consolidated balance sheet do not meet the criteria for non-controlling interests as prescribed by SFAS No. 160. SFAS No. 160 indicates that only a financial instrument classified as equity in the trusts’ financial statements can be a non-controlling interest in the consolidated financial statements. Since the earnings from the Company’s cemetery perpetual care trusts are used to support the maintenance of its cemeteries and the Company cannot access the corpus, the Company believes the interest in these trusts retains the characteristics of a liability.

Reclassifications

The amount shown as Non-controlling interests in Perpetual Care trusts in the consolidated financial statement for the year ended December 31, 2008 has been reclassified to conform to the presentation in the financial statements for the three and six months ended June 30, 2009.

Principles of Consolidation

The consolidated financial statements include the accounts of each of the Company’s subsidiaries. These statements also include the accounts of the merchandise and perpetual care trusts in which the Company has a variable interest and is the primary beneficiary. The operations of the 16 managed cemeteries that the Company operates under long-term management contracts are also consolidated in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46 revised (“FIN 46R”), Consolidation of Variable Interest Entities: an Interpretation of Accounting Research Bulletin (“ARB”) No. 51. Total revenues derived from the cemeteries under long-term management contracts totaled approximately $7.8 million and $13.9 million for the three and six months ended June 30, 2009, respectively, as compared to $6.3 million and $12.8 million during the same periods last year.

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

Depreciation expense was $1.0 million and $2.1 million during the three and six months ended June 30, 2009, respectively, as compared to $0.8 million and $1.5 million during the same periods last year.

Inventories

Inventories, classified as other current assets on the Company’s condensed consolidated balance sheets, include cemetery and funeral home merchandise and are valued at the lower of cost or net realizable value. Cost is determined primarily on a specific identification basis on a first-in, first-out basis. Inventories were approximately $3.0 million and $3.4 million at June 30, 2009 and December 31, 2008, respectively.

Sales of Cemetery Merchandise and Services

The Company sells its merchandise and services on both a pre-need and at-need basis. Sales of at-need cemetery services and merchandise are recognized as revenue when the service is performed or merchandise is delivered.

Pre-need sales are usually made on an installment contract basis. Contracts are usually for a period not to exceed 60 months with payments of principal and interest required. For those contracts that do not bear a market rate of interest, the Company imputes such interest (at a rate of 4.75% during the three and six months ended June 30, 2009 and 9.0% during the year ended December 31, 2008) in order to segregate the principal and interest component of the total contract value.

At the time of a pre-need sale, the Company records an account receivable in an amount equal to the total contract value less any cash deposit paid net of an estimated allowance for customer cancellations. The revenue from both the sales and interest component of the account receivable is deferred. Interest revenue is recognized utilizing the effective interest method. Sales revenue is recognized in accordance with the rules discussed below.

The allowance for customer cancellations is established based on management’s estimates of expected cancellations and historical experiences and is currently approximately 10% of total contract values. Future cancellation rates may differ from this current estimate. Management will continue to evaluate cancellation rates and will make changes to the estimate should the need arise. Actual cancellations did not vary significantly from the estimates of expected cancellations at June 30, 2009 and December 31, 2008, respectively.

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

Merchandise Trusts

Pursuant to state law, a portion of the proceeds from pre-need sales of merchandise and services is put into trust (the “merchandise trust”) until such time that the Company meets the requirements for releasing trust principal, which is generally delivery of merchandise or performance of services. All investment earnings generated by the assets in the merchandise trusts (including realized gains and losses) are deferred until the associated merchandise is delivered or the services are performed. The fair value of the funds held in merchandise trusts at June 30, 2009 and December 31, 2008 was approximately $175.5 million and $161.6 million, respectively (see Note 5).

Perpetual Care Trusts

Pursuant to state law, a portion of the proceeds from the sale of cemetery property is required to be paid into perpetual care trusts. All principal must remain in this trust into perpetuity while interest and dividends may be released and used to defray cemetery maintenance costs, which are expensed as incurred. Earnings from the perpetual care trusts are recognized in current cemetery revenues. The fair value of funds held in perpetual care trusts at June 30, 2009 and December 31, 2008 was $168.5 million and $152.8 million, respectively (see Note 6).

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

Impairment of Long-Lived Assets

The Company monitors the recoverability of long-lived assets, including cemetery property, property and equipment and other assets, based on estimates using factors such as current market value, future asset utilization, business and regulatory climate and future undiscounted cash flows expected to result from the use of the related assets. The Company’s policy is to evaluate an asset for impairment when events or circumstances indicate that a long-lived asset’s carrying value may not be recovered. An impairment charge is recorded to write-down the asset to its fair value if the sum of future undiscounted cash flows is less than the carrying value of the asset. No impairment charges were recorded during the three and six months ended June 30, 2009 and 2008.

Other-Than-Temporary Impairment of Trust Assets

The Company determines whether or not the impairment of a fixed maturity debt security is an other-than-temporary impairment by evaluating each of the following:

•	Whether it is the Company’s intent to sell the security. If there is intent to sell, the impairment is considered to be other-than-temporary.

•

If there is no intent to sell, the Company evaluates if it is not more likely than not that the Company will be required to sell the debt security before its anticipated recovery. If the Company determines that it is more likely than not that it will be required to sell an impaired investment before its anticipated recovery, the impairment is considered to be other-than-temporary.

The Company has further evaluated whether or not all assets in the merchandise trust have other-than-temporary impairments based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer.

If an impairment is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair value.

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

Subsequent Events

The Company has evaluated potential subsequent events through August 10, 2009. There were no material subsequent events through this date.

New Accounting Pronouncements

In April of 2009, the Financial Accounting Standards Board (“FASB”) issued Staff Position SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”). FSP 115-2 amended previous guidance related to the determination of whether impairments in debt securities were other-than-temporary, and provides guidance as to which other-than-temporary impairments should be reflected in the income statement and which other-than-temporary impairments should be reflected in other comprehensive income. FSP 115-2 also modifies the presentation and disclosures related to both debt and equity securities. FSP 115-2 is effective for interim periods ending after June 15, 2009, and the Company has adopted it for second quarter of 2009. FSP 115-2 did not have a significant impact on the Company’s financial position or results of operations.

In April of 2009, the FASB issued Staff Position SFAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1” and “APB 28-1”). FSP 107-1 amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. APB 28-1 amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. FSP 107-1 is effective for interim periods ending after June 15, 2009 and the Company has adopted it for second quarter of 2009. FSP 107-1 did not have a significant impact on the Company’s financial statements.

In April of 2009, the FASB issued Staff Position SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 provides additional guidance in estimating fair value under FASB Statement No. 157, “Fair Value Measurements” (SFAS 157), when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. FSP 157-4 also provides additional guidance on circumstances that may indicate a transaction is not orderly. FSP 157-4 is effective for interim periods ending after June 15, 2009, and the Company has adopted it for the second quarter of 2009. FSP 157-4 did not have a significant impact on the Company’s financial position or results of operations.

In May 2009, the FASB issued statement No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 modifies the definition of what qualifies as a subsequent event—those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued—and requires companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date. SFAS 165 is effective for interim periods ending after June 15, 2009, and the Company has adopted it for the second quarter of 2009. SFAS 165 did not have a significant impact on the Company’s financial statements.

In June 2009, the FASB issued statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). Among other items, SFAS 167 responds to concerns about the application of certain key provisions of FIN 46(R), including those regarding the transparency of the involvement with variable interest entities. SFAS 167 is effective for calendar year companies beginning on January 1, 2010. The Company has not as of yet determined the impact that adoption of SFAS 167 will have on its financial position, results of operations, or liquidity.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS 168”). The FASB Accounting Standards Codification (the Codification) will become the source of authoritative U.S. generally accepted accounting principles (U.S. GAAP). The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. The Codification is not intended to change or alter existing U.S. GAAP and will have no impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141 R requires that acquirers in a business combination identify and record at fair value all of the assets and liabilities acquired as well as any non-controlling interest resulting from such business combination. Goodwill will be recognized when the fair value of consideration paid or transferred to the acquiree plus the fair value of any non-controlling interest exceeds the fair value of identified assets acquired less the fair value of liabilities assumed. A gain from a bargain purchase will be recognized when the fair value of consideration paid or transferred to the acquiree plus the fair value of any non-controlling interest is less than the fair value of identified assets acquired less the fair value of liabilities assumed. Gains from bargain purchases will be recognized in earnings in the period in which the acquisition occurs. SFAS 141 R also requires that costs incurred in a business transaction be recorded as an expense as opposed to part of the cost of the acquisition. SFAS 141 R allows Company’s three options with regards to accumulated costs incurred and currently capitalized for acquisitions that had not as of yet been finalized prior to the adoption of SFAS 141R:

•	Immediately expense such costs.

•	Continue to carry such costs as an asset and immediately expense such costs upon the adoption of SFAS 141 R.

•	Account for the change as a change in accounting principle and restate prior year financial statements to reflect these costs as expenses in the period in which they occurred.

The Company adopted SFAS 141 R on January 1, 2009. At December 31, 2008, there was approximately $1.4 million in accumulated acquisition costs that had been capitalized and were included in “Other current assets” on the Company’s balance sheet. These costs were expensed in the first quarter of 2009 and are included on the Company’s income statement as part of “Acquisition related costs”.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statement—amendments of ARB No. 51 (“SFAS 160”). SFAS 160 states that accounting and reporting for minority interests will be recharacterized as non-controlling interests and classified as a component of equity. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. The Company adopted this guidance effective January 1, 2009. This adoption caused the Company to reclassify amounts previously shown as “Non-controlling interests in perpetual care trusts” to “Perpetual care trust corpus” and to include this amount in total liabilities rather than as a “Commitment and contingency” The adoption of this standard had no effect on the Company’s partners capital, results of operations or liquidity.

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

In December 2008, the FASB issued FASB Staff Position No. FAS 140-4 and FIN 46 (R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP FAS 140-4”). FSP FAS 140-4 requires public entities to provide additional disclosures about transfers of financial assets. It also requires public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. The Company adopted this guidance effective December 31, 2008. This adoption had no effect on the Company’s financial position, results of operations or liquidity.

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

Use of Estimates

Preparation of these unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expense during the reporting periods. As a result, actual results could differ from those estimates. The most significant estimates in the unaudited condensed consolidated financial statements are the valuation of assets in the merchandise trust and perpetual care trust, allowance for cancellations, unit-based compensation, merchandise liability, deferred sales revenue, deferred margin, deferred merchandise trust investment earnings, deferred obtaining costs and income taxes. Deferred sales revenue, deferred margin and deferred merchandise trust investment earnings are included in deferred cemetery revenues, net, on the unaudited condensed consolidated balance sheets.

2.	LONG-TERM ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

Long-term accounts receivable, net, consist of the following:

	December 31, 2008	June 30, 2009
	(in thousands)

Customer receivables	$102,145	$115,839
Unearned finance income	(12,983)	(14,725)
Allowance for contract cancellations	(13,763)	(15,412)

	75,399	85,702
Less: current portion—net of allowance	33,090	37,828

Long-term portion—net of allowance	$42,309	$47,874

Activity in the allowance for contract cancellations is as follows:

	For the six months ended June 30,
	2008	2009
	(in thousands)

Balance—Beginning of period	$11,540	$13,763
Reserve on acquired contracts	1,710	—
Provision for cancellations	6,320	6,719
Charge-offs—net	(4,491)	(5,070)

Balance—End of period	$15,079	$15,412

3.	CEMETERY PROPERTY

Cemetery property consists of the following:

	December 31, 2008	June 30, 2009
	(in thousands)

Developed land	$26,558	$27,213
Undeveloped land	156,467	159,813
Mausoleum crypts and lawn crypts	45,474	45,875

Total	$228,499	$232,901

4.	PROPERTY AND EQUIPMENT

Major classes of property and equipment follow:

	December 31, 2008	June 30, 2009
	(in thousands)

Building and improvements	$44,801	$45,308
Furniture and equipment	29,210	29,682

	74,011	74,990
Less: accumulated depreciation	(24,396)	(26,472)

Property and equipment—net	$49,615	$48,518

5.	MERCHANDISE TRUST

At June 30, 2009 , the Company’s merchandise trust consisted of the following types of assets:

•	Money Market Funds that invest in low risk short term securities;

•	Publicly traded mutual funds that invest in underlying debt securities;

•	Publicly traded mutual funds that invest in underlying equity securities;

•	Equity investments that are currently paying dividends or distributions. These investments include REIT’s; Master Limited Partnerships and global equity securities;

•	Fixed maturity debt securities issued by various corporate entities;

•	Fixed maturity debt securities issued by the U.S. Government and U.S. Government agencies; and

•	Fixed maturity debt securities issued by U.S. states and local agencies.

All of these investments are classified as Available for Sale as defined by FASB No. 115. Accordingly, all of the assets are carried at fair value. All of these investments are considered to be either Level 1 or Level 2 assets as defined by FASB No. 157. At June 30, 2009, approximately 85.6% of these assets were Level 1 investments while approximately 14.4% were Level 2 assets.

The cost and market value associated with the assets held in the merchandise trust at December 31, 2008 and June 30, 2009 were as follows:

As of December 31, 2008	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
	(in thousands)

Short-term investments	$26,911	$—	$—	$26,911
Fixed maturities:
U.S. Government and federal agency	5,554	90	(15)	5,629
U.S. State and local government agency	4,477	40	(44)	4,473
Corporate debt securities	3,593	50	(490)	3,153
Other debt securities	10,655	—	—	10,655

Total fixed maturities	24,279	180	(549)	23,910

Mutual funds—debt securities	38,260	—	(9,913)	28,347
Mutual funds—equity securities	96,176	—	(42,959)	53,217

Equity securities	43,881	—	(14,661)	29,220

Total	$229,507	$180	$(68,082)	$161,605

As of June 30, 2009	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
	(in thousands)

Short-term investments	$16,130	$—	$—	$16,130
Fixed maturities:
U.S. Government and federal agency	7,986	34	(125)	7,895
U.S. State and local government agency	3,906	47	(34)	3,919
Corporate debt securities	3,103	4	(131)	2,976
Other debt securities	11,746	—	—	11,746

Total fixed maturities	26,741	85	(290)	26,536

Mutual funds—debt securities	48,654	12	(8,993)	39,673
Mutual funds—equity securities	96,497	—	(38,038)	58,459

Equity securities	44,163	761	(10,220)	34,704

Total	$232,185	$858	$(57,541)	$175,502

The contractual maturities of debt securities as of December 31, 2008 and June 30, 2009 is as follows:

As of December 31, 2008	Less than 1 year	1 year through 5 years	5 years through 10 years	More than 10 years
	(in thousands)

U.S. Government and federal agency	$242	$4,969	$418	$—
U.S. State and local government agency	1,105	1,496	1,270	602
Corporate debt securities	73	1,554	1,408	118
Other debt securities	10,655	—	—	—

Total fixed maturities	$12,075	$8,019	$3,096	$720

As of June 30, 2009	Less than 1 year	1 year through 5 years	5 years through 10 years	More than 10 years
	(in thousands)

U.S. Government and federal agency	$386	$5,406	$2,053	$50
U.S. State and local government agency	730	1,562	1,489	138
Corporate debt securities	53	1,214	1,644	65
Other debt securities	11,746	—	—	—

Total fixed maturities	$12,915	$8,182	$5,186	$253

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at December 31, 2008 and June 30, 2009 is presented below:

At December 31, 2008

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)

Fixed maturities:
U.S. Government and federal agency	$922	$15	$77	$—	$999	$15
U.S. State and local government agency	1,679	22	809	22	2,488	44
Corporate debt securities	1,162	241	1,069	249	2,231	490
Other debt securities	—	—	—	—	—	—

Total fixed maturities	3,763	278	1,955	271	5,718	549

Mutual funds—debt securities	7,196	583	21,151	9,330	28,347	9,913
Mutual funds—equity securities	14,136	15,397	39,081	27,562	53,217	42,959

Equity securities	9,974	5,606	18,552	9,055	28,526	14,661

Total	$35,069	$21,864	$80,739	$46,218	$115,808	$68,082

At June 31, 2009

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)

Fixed maturities:
U.S. Government and federal agency	$821	$4	$4,234	$121	$5,055	$125
U.S. State and local government agency	318	4	1,140	30	1,458	34
Corporate debt securities	898	23	1,305	108	2,203	131
Other debt securities	—	—	—	—	—	—

Total fixed maturities	2,037	31	6,679	259	8,716	290

Mutual funds—debt securities	—	—	37,136	8,993	37,136	8,993
Mutual funds—equity securities	—	—	58,459	38,038	58,459	38,038

Equity securities	1,075	263	32,232	9,957	33,307	10,220

Total	$3,112	$294	$134,506	$57,247	$137,618	$57,541

A reconciliation of the Company’s merchandise trust activities for the three and six months ended June 30, 2009 is presented below:

Three months ended June 30, 2009

Market Value @ 3/31/2009	Contributions	Distributions	Interest/ Dividends	Capital Gain Distributions	Realized Gain/ Loss	Taxes	Fees	Unrealized Change in Market Value	Change in Accrued Income	Market Value @ 6/30/2009
(in thousands)

$157,210	$5,953	$(9,820)	$2,407	$(2)	$256	$(634)	$(258)	$20,154	$236	$175,502

$157,210	$5,953	$(9,820)	$2,407	$(2)	$256	$(634)	$(258)	$20,154	$236	$175,502

Six months ended June 30, 2009

Market Value @ 12/31/2008	Contributions	Distributions	Interest/ Dividends	Capital Gain Distributions	Realized Gain/ Loss	Taxes	Fees	Unrealized Change in Market Value	Change in Accrued Income	Market Value @ 6/30/2009
(in thousands)

$161,605	$15,542	$(20,011)	$4,676	$130	$(3)	$(709)	$(470)	$14,862	$(120)	$175,502

$161,605	$15,542	$(20,011)	$4,676	$130	$(3)	$(709)	$(470)	$14,862	$(120)	$175,502

The Company deposited $16,820 and $5,953 and withdrew $35,365 and $9,820 from the trusts during the three month period ended June 30, 2008 and 2009, respectively. The company deposited $26,607 and $15,542 and withdrew $40,686 and $20,011 from the trusts during the six months ended June 30, 2008 and 2009, respectively. During the three months ended June 30, 2008, purchases and sales of securities available for sale included in trust investments were $69,285 and $70,122, respectively. During the three months ended June 30, 2009, purchases and sales of securities available for sale included in trust investments were $33,739 and $34,452, respectively. During the six months ended June 30, 2008, purchases and sales of securities available for sale included in trust investments were $227,175 and $161,289, respectively. During the six months ended June 30, 2009, purchases and sales of securities available for sale included in trust investments were $67,535 and $65,786, respectively.

Other-than-temporary Impairments

The Company determines whether or not the impairment of a debt security is an other-than-temporary impairment by evaluating each of the following:

•	Whether it is the Company’s intent to sell the security. If there is intent to sell, the impairment is considered to be other-than-temporary.

•	If there is no intent to sell, the Company evaluates if it is not more likely than not that the Company will be required to sell the debt security before its anticipated recovery

With regards to the first consideration, the Company’s investment guidelines dictate that no securities that are in a loss position should be sold without the express consent of its senior financial management team. At June 30, 2009, the Company did not have the intent of selling any debt securities that are in a loss position.

With regards to the second consideration, the asset base of the trust is configured so that there is a sufficient corpus of highly liquid money market funds that can be liquidated at cost so as to fund any overall periodic net cash outflows from the trust without having to liquidate any impaired investments. On a quarterly basis, management evaluates the sufficiency of these liquid assets as a multiple of net cash outflows from the trust as shown for the trailing 12 months in the table below:

	For the three months ended
	30-Sep-08	31-Dec-08	31-Mar-09	30-Jun-09
	(in thousands)

Beginning cost basis	$214,703	$221,828	$223,112	$224,969
Ending cost basis	221,828	223,112	224,969	224,595

Increase (decrease) in cost basis	7,125	1,284	1,857	(374)

Ending short-term investments	$20,784	$26,911	$14,619	$16,130

Ratio of ending short-term investments to decrease in cost basis	n/a	n/a	n/a	43.13

n/a reflects the fact that there is a net cash inflow into the trust.

The Company believes it is not more likely than not that the Company will be required to sell debt securities in an impaired position before its anticipated recovery and accordingly the Company has not recorded any other-than-temporary impairments based upon intent to sell or need to sell.

The Company has further evaluated whether or not assets in the merchandise trust have an other-than-temporary impairment based upon a number of criteria including the following:

Fixed Maturity Debt Securities

•

The Company assesses the overall credit quality of each issue by evaluating its credit rating as reported by any credit rating agency. The Company also determines if there has been any downgrade in its creditworthiness as reported by such credit rating agency.

•	The Company determines if there has been any suspension of interest payments or any announcements of any intention to do so.

•	The Company evaluates the length of time until the principal becomes due and whether the ability to satisfy this payment has been impaired.

Equity Securities

•

The Company evaluates whether or not we have the intent and ability to hold a security until such time that it recovers its value. As the Company invests primarily for income, the Company would not normally divest of an impaired security unless there was a degradation in the income stream.

•	The Company compares the proportional decline in value to the overall sector decline as measured via certain specific indices.

•	The Company determines whether there has been further periodic decline from prior periods or whether there has been a recovery in value.

For all securities

•	The company evaluates the length of time that a security has been in a loss position.

•	The Company determines if there is any publicly available information that would cause us to believe that impairment is other than temporary in nature.

For the three months ended June 30, 2009, the Company determined that the following securities were other than temporarily impaired:

Security	Original Amortized Cost	Revised Cost Basis	Other than Temporary Impairment
	(in thousands)
RH Donnelley Corp	$54	$4	$50
General Motors	12	6	6

Total	$66	$10	$56

Both of these impaired securities are debt securities. For each of these other-than-temporary impairments, the Company has determined whether such impairment is due to a credit loss or for a reason other than a credit loss. A credit loss is equal to the excess of the pre-impairment amortized cost over the present value of expected future cash flows. Other-than-temporary impairments related to credit losses are included in Deferred revenues, net as Deferred Credit Losses. Other-than-temporary impairments related to reasons other than credit losses are included in Deferred revenues, net as Deferred unrealized losses.

The Company has determined that $50 thousand, out of the $56 thousand of the other-than-temporary impairments recorded in the second quarter of 2009 were due to credit losses while the remaining $6 thousand were due to reasons other than credit losses.

The Company has determined that all of the other impairments are not other than temporary. This assessment was made based upon the following:

•	The Company has no intent of selling any impaired debt securities nor is it more likely than not to have to sell these securities before they recover in value.

•	The Company has the intent and ability to hold impaired equity securities until such time that they recover in value.

•	The impairments are due to macroeconomic conditions as opposed to any issuer specific issues.

•	There has been no suspension in the income stream of the impaired securities.

6.	PERPETUAL CARE TRUSTS

At June 30, 2009, the Company’s Perpetual Care Trust consisted of the following types of assets:

•	Money Market Funds that invest in low risk short term securities;

•	Publicly traded mutual funds that invest in underlying debt securities;

•	Publicly traded mutual funds that invest in underlying equity securities;

•	Equity investments that are currently paying dividends or distributions. These investments include REIT’s and Master Limited Partnerships;

•	Fixed maturity debt securities issued by various corporate entities;

•	Fixed maturity debt securities issued by the U.S. Government and U.S. Government agencies; and

•	Fixed maturity debt securities issued by U.S. states and local agencies.

All of these investments are classified as Available for Sale as defined by FASB No. 115. Accordingly, all of the assets are carried at fair value. All of these investments are considered to be either Level 1 or Level 2 assets as defined by FASB No. 157. At June 30, 2009, approximately 77.3% of these assets were Level 1 investments while approximately 22.7% were Level 2 assets.

The cost and market value associated with the assets held in perpetual care trusts at December 31, 2008 and June 30, 2009 were as follows:

As of December 31, 2008	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
	(in thousands)

Short-term investments	$21,236	$—	$—	$21,236
Fixed maturities:
U.S. Government and federal agency	9,993	236	(10)	10,219
U.S. State and local government agency	8,462	87	(72)	8,477
Corporate debt securities	13,104	141	(2,024)	11,221
Other debt securities	572	—	—	572

Total fixed maturities	32,131	464	(2,106)	30,489

Mutual funds—debt securities	56,836	175	(19,113)	37,898
Mutual funds—equity securities	74,084	—	(34,042)	40,042

Equity Securities	31,926	—	(8,794)	23,132

Total	$216,213	$639	$(64,055)	$152,797

As of June 30, 2009	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
	(in thousands)

Short-term investments	$8,081	$—	$—	$8,081
Fixed maturities:
U.S. Government and federal agency	19,038	288	(197)	19,129
U.S. State and local government agency	6,577	110	(33)	6,654
Corporate debt securities	13,329	42	(522)	12,849
Other debt securities	4,083	—	—	4,083

Total fixed maturities	43,027	440	(752)	42,715

Mutual funds—debt securities	65,368	34	(17,686)	47,717
Mutual funds—equity securities	74,214	—	(31,817)	42,397

Equity Securities	33,593	359	(6,362)	27,590

Total	$224,283	$833	$(56,617)	$168,500

The contractual maturities of debt securities as of December 31, 2008 and June 30, 2009 is as follows:

As of December 31, 2008	Less than 1 year	1 year through 5 years	5 years through 10 years	More than 10 years
	(in thousands)

U.S. Government and federal agency	$449	$9,743	$27	$—
U.S. State and local government agency	1,860	3,424	1,987	1,206
Corporate debt securities	268	4,773	5,527	653
Other debt securities	572	—	—	—

Total fixed maturities	$3,149	$17,940	$7,541	$1,859

As of June 30, 2009	Less than 1 year	1 year through 5 years	5 years through 10 years	More than 10 years
	(in thousands)

U.S. Government and federal agency	$467	$16,092	$2,442	$128
U.S. State and local government agency	1,601	3,115	1,482	456
Corporate debt securities	187	5,844	6,553	265
Other debt securities	4,083	—	—	—

Total fixed maturities	$6,338	$25,051	$10,477	$849

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at December 31, 2008 and June 30, 2009 held in perpetual care trusts is presented below:

At December 31, 2008

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)

Fixed maturities:
U.S. Government and federal agency	$346	$9	$165	$1	$511	$10
U.S. State and local government agency	3,529	58	547	14	4,076	72
Corporate debt securities	4,568	945	4,446	1,079	9,014	2,024
Other debt securities	—	—	—	—	—	—

Total fixed maturities	8,443	1,012	5,158	1,094	13,601	2,106

Mutual funds—debt securites	1,040	50	34,169	19,063	35,209	19,113
Mutual funds—equity securites	2,055	3,012	37,987	31,030	40,042	34,042

Equity securities	3,887	1,795	18,812	6,999	22,699	8,794

Total	$15,425	$5,869	$96,126	$58,186	$111,551	$64,055

At June 30, 2009

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)

Fixed maturities:
U.S. Government and federal agency	$3,822	$94	$1,883	$103	$5,705	$197
U.S. State and local government agency	1,177	14	583	19	1,760	33
Corporate debt securities	5,006	112	4,696	410	9,702	522
Other debt securities	—	—	—	—	—	—

Total fixed maturities	10,005	220	7,162	532	17,167	752

Mutual funds—debt securites	1,899	46	45,056	17,640	46,955	17,686
Mutual funds—equity securites	—	—	42,397	31,817	42,397	31,817

Equity securities	18	—	23,064	6,362	23,082	6,362

Total	$11,922	$266	$117,679	$56,351	$129,601	$56,617

A reconciliation of the Company’s perpetual care trust activities for the three and six months ended June 30, 2009 is presented below:

Three months ended June 30, 2009

Market Value @ 3/31/2009	Contributions	Distributions	Interest/ Dividends	Capital Gain Distributions	Realized Gain/ Loss	Taxes	Fees	Unrealized Change in Market Value	Change in Accrued Income	Market Value @ 6/30/2009
(in thousands)

$146,987	$16,895	$(14,482)	$3,177	$(5)	$273	$(27)	$(214)	$15,505	$391	$168,500

$146,987	$16,895	$(14,482)	$3,177	$(5)	$273	$(27)	$(214)	$15,505	$391	$168,500

Six months ended June 30, 2009

Market Value @ 12/31/2008	Contributions	Distributions	Interest/ Dividends	Capital Gain Distributions	Realized Gain/ Loss	Taxes	Fees	Unrealized Change in Market Value	Change in Accrued Income	Market Value @ 6/30/2009
(in thousands)

$152,797	$27,138	$(24,834)	$6,752	$(5)	$(462)	$(27)	$(417)	$7,369	$189	$168,500

$152,797	$27,138	$(24,834)	$6,752	$(5)	$(462)	$(27)	$(417)	$7,369	$189	$168,500

The Company deposited $15,992 and $16,895 and withdrew $19,589 and $14,482 from the trusts during the three month period ended June 30, 2008 and 2009, respectively. The company deposited $17,782 and $27,138 and withdrew $22,930 and $24,838 from the trusts during the six months ended June 30, 2008 and 2009, respectively. During the three months ended June 30, 2008, purchases and sales of securities available for sale included in trust investments were $30,204 and $20,712, respectively. During the three months ended June 30, 2009, purchases and sales of securities available for sale included in trust investments were $25,642 and $24,582, respectively. During the six months ended June 30, 2008, purchases and sales of securities available for sale included in trust investments were $137,617 and $86,306, respectively. During the six months ended June 30, 2009, purchases and sales of securities available for sale included in trust investments were $67,815 and $63,792, respectively.

The Company recorded income from perpetual care trusts of $$3.3 million and $6.6 million for the three and six months ended June 30, 2009 as compared to $3.5 million and $6.8 million during the same periods last year. This income is classified as cemetery revenues in the consolidated statements of operations.

Other-than-temporary Impairments

The Company determines whether or not the impairment of a debt security is an other-than-temporary impairment by evaluating each of the following:

•	Whether it is the Company’s intent to sell the security. If there is intent to sell, the impairment is considered to be other-than-temporary.

•	If there is no intent to sell, the Company evaluates if it is not more likely than not that the Company will be required to sell the debt security before its anticipated recovery.

With regards to each of these considerations, the perpetual care trust principal does not belong to the Company and must remain in the trust into perpetuity. The Company cannot access and does not rely on the trust principal to fund any cash flow requirements. Accordingly, it is not the Company’s intent nor is it more likely than not that the Company will be forced to sell any impaired securities.

The Company has further evaluated whether or not assets in the merchandise trust have an other-than-temporary impairment based upon a number of criteria including the following:

Fixed Maturity Debt Securities

•

The Company assesses the overall credit quality of each issue by evaluating its credit rating as reported by any credit rating agency. The Company also determines if there has been any downgrade in its creditworthiness as reported by such credit rating agency.

•	The Company determines if there has been any suspension of interest payments or any announcements of any intention to do so.

•	The Company evaluates the length of time until the principal becomes due and whether the ability to satisfy this payment has been impaired.

Equity Securities

•	The Company compares the proportional decline in value to the overall sector decline as measured via certain specific indices.

•	The Company determines whether there has been further periodic decline from prior periods or whether there has been a recovery in value.

For all securities

•	The company evaluates the length of time that a security has been in a loss position.

•	The Company determines if there is any publicly available information that would cause us to believe that impairment is other than temporary in nature.

For the three months ended June 30, 2009, the Company determined that the following securities were other than temporarily impaired:

Security	Original Amortized Cost	Revised Cost Basis	Other than Temporary Impairment
	(in thousands)

RH Donnelley Corp	$72	$5	$67
General Motors	45	24	21

Total	$117	$29	$88

The Company has determined that $67 thousand out of the $88 thousand of the other-than-temporary impairments recorded in the second quarter of 2009 were due to credit losses while the remaining $21 thousand were due to reasons other than credit losses.

The Company has determined that all of the other impairments are not other than temporary. This assessment was made based upon the following:

•	The Company has no intent of selling any impaired debt securities nor is it more likely than not to have to sell these securities before they recover in value.

•	The Company has the intent and ability to hold impaired equity securities until such time that they recover in value.

•	The impairments are due to macroeconomic conditions as opposed to any issuer specific issues.

•	There has been no suspension in the income stream of the impaired securities.

7.	LONG-TERM DEBT

The Company had the following outstanding debt at:

	December 31, 2008	June 30, 2009
	(in thousands)

Insurance premium financing	$432	$268
Vehicle Financing	80	51
Acquisition Credit Facility, due September 2012 (interest rate—Libor + 4.25%)	17,622	100,529
Revolving Credit Facility, due September 2012 (interest rate—Libor + 3.25%)	10,300	28,200
Series A senior secured notes, due 2009 (interest rate—Libor + 4.25%)	80,000	—
Series B senior secured notes, due 2012 (interest rate—11.00%)	35,000	35,000
Series C senior secured notes, due 2012 (interest rate—11.00%)	17,500	17,500

Total	160,934	181,548
Less current portion	80,478	2,392

Long-term portion	$80,456	$179,156

On April 30, 2009, the Company entered into the Second Amendment to Amended and Restated Credit Agreement by and among the Company, StoneMor GP LLC (“StoneMor GP”), StoneMor Operating LLC (the “Operating Company”), certain subsidiaries of the Operating Company, the lenders, and Bank of America, N.A., as Administrative Agent (the “Second Amendment”). In connection with the Second Amendment, on April 30, 2009, the Company also entered into the Second Amendment to Amended and Restated Note Purchase Agreement by and among the Company, StoneMor GP, the Operating Company, certain subsidiaries of the Operating Company and the noteholders (the “Second Amendment to NPA”).

The following is a summary of the material provisions of the foregoing agreements. This summary is qualified in its entirety by reference to the Second Amendment and the Second Amendment to NPA, which are incorporated by reference in their entirety herein. Capitalized terms which are not defined in this Quarterly Report on Form 10-Q shall have the meanings assigned to such terms in the Second Amendment and Second Amendment to NPA or the Credit Agreement and the Note Purchase Agreement, as applicable.

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

Included in the Company’s debt covenants is a Consolidated Leverage Ratio (the “Leverage Ratio”) that limits its ability to undertake additional debt financing. The Leverage Ratio compares the total of outstanding debt as of a given date to a calculation of EBITDA as defined in the Second Amendment during the prior 12 months. The Leverage Ratio must be less than or equal to 3.75 to 1.0 until March 31, 2010 and 3.50 to 1.0 thereafter. The Leverage Ratio at June 30, 2009 was 3.63.

The Company was in compliance with all debt covenants as of June 30, 2009.

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

The Second Amendment to NPA amended the Note Purchase Agreement to, among other matters, amend and restate the Existing Series B Notes and the Existing Series C Notes. The Existing Series B Notes were amended to increase the interest rate to 11.00% (the “Series B Notes”). The Existing Series C Notes were amended not only to increase the interest rate to 11.00%, but also to change the maturity date from December 21, 2012 to August 15, 2012 (the “Series C Notes”). Under the Second Amendment to NPA, the interest rate on the Series B Notes and Series C Notes will be increased by 1.5% per annum during any period in which any holder of Shelf Notes is required to maintain, in respect to the Shelf Notes, reserves in excess of 3.4% of the principal amount of the Shelf Notes held by such holder, as a result of a decision of an insurance regulatory authority having responsibility for valuation of insurance company assets which would be caused by a downgrade in the asset quality of the debt.

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

The provision for income taxes for the three months ended June 30, 2009 and 2008 respectively is based upon the estimated annual effective tax rates expected to be applicable to the Company for 2009 and 2008, respectively.

Certain of the Company’s subsidiaries are subject to US federal income tax as well as multiple state jurisdictions. The effective tax rate fluctuates over time based on income tax rates in the various tax jurisdictions in which these subsidiaries operates and based on the level of earnings in those jurisdictions. Several entities of the Company are currently under examination by the Internal Revenue Service for its separate company US income tax returns for year ending December 31, 2005. The audits are only in the preliminary stages and management does not expect any material impact to the financials to occur as a result of these audits. The Company is not currently under examination by any state jurisdictions. The federal statute of limitations and certain states are open from 2004 forward. Management believes that the accrual for tax liabilities is adequate for all open years. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. On the basis of present information, it is the opinion of the Company’s management that there are no pending assessments that will result in a material adverse effect on the Company’s condensed consolidated financial statements over the next twelve months.

The Company recognizes any interest accrued related to unrecognized tax benefits in interest expense and any penalties in operating expenses. The Company has not recorded any material interest or penalties during the three and six months ended June 30, 2008 or 2009.

9.	DEFERRED CEMETERY REVENUES – NET

At December 31, 2008 and June 30, 2009, deferred cemetery revenues, net, consisted of the following:

	December 31, 2008	June 30, 2009
	(in thousands)

Deferred cemetery revenue	$186,515	$207,073
Deferred merchandise trust revenue	32,557	33,971
Deferred merchandise trust revenue—credit losses	—	(51)
Deferred merchandise trust unrealized losses	(66,607)	(56,219)
Deferred pre-acquisition margin	67,615	67,718
Deferred cost of goods sold	(27,063)	(29,955)

Deferred cemetery revenues, net	$193,017	$222,537

Deferred selling and obtaining costs	$41,795	$46,540

Deferred selling and obtaining costs are carried as an asset on the condensed consolidated balance sheet in accordance with Statement of Financial Accounting Standards No. 60 “ Accounting and Reporting by Insurance Enterprises”.

10.	COMMITMENTS AND CONTINGENCIES

Legal

The Company is party to legal proceedings in the ordinary course of its business but does not expect the outcome of any proceedings, individually or in the aggregate, to have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Leases

At June 30, 2009, the Company was committed to operating lease payments for premises, automobiles and office equipment under various operating leases with initial terms ranging from one to five years and options to renew at varying terms. Expenses under operating leases were $0.5 million and $1.0 million for the three and six months ended June 30, 2009, respectively, as compared to $0.6 million and $0.9 million during the same periods last year.

At June 30, 2009, operating leases will result in future payments in the following approximate amounts:

(in thousands)
2009	$934
2010	1,605
2011	1,426
2012	1,238
2013	1,107
Thereafter	3,852

Total	$10,162

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

11.	PARTNERS’ CAPITAL

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

Compensation expense recognized related to unit appreciation rights and restricted phantom unit awards for the three and six months ended June 30, 2008 and 2009 are summarized in the table below:

	Three months ended June 30,
	2008	2009
	(in thousands)

Unit appreciation rights	$23	$12
Restricted phantom units	—	371

Total unit-based compensation expense	$619	$383

	Six months ended June 30,
	2008	2009
	(in thousands)

Unit appreciation rights	$44	$25
Restricted phantom units	1,214	732

Total unit-based compensation expense	$1,258	$757

As of June 30, 2009, there was less than $0.1 million of unrecognized pretax compensation cost related to non-vested unit appreciation rights and there was slightly more than $0.3 million of unrecognized pretax compensation cost related to non-vested restricted phantom units which will be amortized into expense during the third quarter of this year.

12.	ACQUISITIONS AND DIVESTITURES

In the second quarter of 2009, the Company, through certain of its subsidiaries, entered into two long-term operating agreements wherein the Company will become the exclusive operator of the underlying cemetery land.

These two cemeteries qualify as variable interest entities (“VIE”) as defined by FIN 46 R. The Company is the primary beneficiary of these VIE’s.

FIN 46 R requires that VIE’s which are determined to be a business should be consolidated utilizing the provisions of FASB 141 R.

Based upon this, the Company has accounted for the initial consolidation of these properties as if it was a business combination and accordingly has done each of the following:

•	Identified and recorded at fair value all assets acquired and liabilities assumed (“fair value of net assets acquired”).

•	Determined the cost of the acquisition (“consideration paid”).

•

Recorded as goodwill the excess of consideration paid over the fair value of net assets acquired or alternatively recorded as a gain (recognized as income) the excess of the net assets acquired over the fair value of consideration paid.

The Company paid $1.0 million and incurred a liability of $1.7 million for these acquisitions. The Company had not completed its evaluation of the fair value of the net assets acquired as of June 30, 2009. In accordance with FASB 141 R, the Company has recorded the following provisional amounts related to the acquisition. These amounts will be adjusted as additional information related to the fair value of the net assets acquired is received.

(in thousands)
Assets:

Cemetery property	$5,099
Accounts receivable	591
Merchandise trusts, restricted, at fair value	1,380
Perpetual care trusts, restricted, at fair value	3,367
Inventory	252

Total assets	10,689

Liabilities

Other long-term liabilities	1,700
Deferred margin	1,563
Merchandise liabilities	1,332
Perpetual care trust corpus	3,367

Total liabilities	7,962

Fair value of net assets acquired	$2,727

The Company made four separate acquisitions during 2008 consisting of nine cemeteries and two funeral homes. The Company’s balance sheet at December 31, 2008 reflect purchase price allocations related to these acquisitions that had not as of yet been finalized. These purchase price allocations were re-estimated during the first quarter of 2009. There were no reallocations in the second quarter of 2009. While there was no change in the estimate of the fair value of net assets acquired, there were changes in the purchase price allocations of certain individual assets acquired.

The following table reconciles amounts originally recorded at December 31, 2008 to amounts recorded at June 30, 2009:

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

The results of the operations of the properties acquired in 2008 and 2009 have been included in the condensed consolidated financial statements since the date of acquisition and are not material to the results of operations.

The Company sold a single funeral home during the six months ended June 30, 2009. Proceeds received for the sale totaled approximately $0.5 million. The funeral home had a book value of less than $0.1 million at the time of the sale. The Company recognized a gain on this sale of approximately $0.5 million.

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

Segment information as of and for the three and six months ended June 30, 2008 and 2009 is as follows:

As of and for the three months ended June 30, 2008

	Cemeteries			Funeral Homes	Corporate	Adjustment	Total
	Southeast	Northeast	West
	(in thousands)
Revenues
Sales	$17,312	$8,760	$7,685	$—	$—	$(6,503)	$27,254
Service and other	6,837	5,971	3,705	—	356	(1,835)	15,034
Funeral home	—	—	—	5,647	—	—	5,647

Total revenues	24,149	14,731	11,390	5,647	356	(8,338)	47,936

Costs and expenses
Cost of sales	3,594	2,083	1,249	—	—	(1,363)	5,564
Selling	5,216	2,668	2,273	—	318	(1,555)	8,921
Cemetery	4,583	3,629	2,740	—	12	—	10,966
General and administrative	2,577	1,501	1,195	—	28	—	5,300
Funeral home	—	—	—	4,785	—	—	4,785
Corporate	—	—	—	—	5,568	—	5,568

Total costs and expenses	15,970	9,881	7,457	4,785	5,926	(2,918)	41,104

Operating earnings	8,179	4,850	3,933	862	(5,570)	(5,420)	6,832

Interest expense	1,277	641	721	577	—	—	3,215
Depreciation and amortization	325	225	43	93	357	—	1,042

Earnings (losses) before taxes	$6,577	$3,984	$3,169	$192	$(5,927)	$(5,420)	$2,575

Supplemental information

Total assets	$338,584	$261,663	$155,611	$37,357	$13,154	$—	$806,369

Amortization of cemetery property	$804	$631	$114	$—	$—	$(450)	$1,099

Long lived asset additions	$10,892	$472	$2,504	$647	$315	$—	$14,830

As of and for the six months ended June 30, 2008

	Cemeteries			Funeral Homes	Corporate	Adjustment	Total
	Southeast	Northeast	West
	(in thousands)
Revenues
Sales	$32,267	$16,726	$14,058	$—	$—	$(12,599)	$50,452
Service and other	12,931	11,167	7,659	—	356	(3,025)	29,088
Funeral home	—	—	—	11,808	—	—	11,808

Total revenues	45,198	27,893	21,717	11,808	356	(15,624)	91,349

Costs and expenses
Cost of sales	6,855	4,336	2,239	—	—	(2,142)	11,289
Selling	10,212	5,295	4,123	—	610	(3,113)	17,126
Cemetery	8,655	6,845	4,926	—	27	—	20,453
General and administrative	5,073	3,039	2,364	—	54	—	10,529
Funeral home	—	—	—	9,405	—	—	9,405
Corporate	—	—	—	—	11,017	—	11,017

Total costs and expenses	30,795	19,515	13,652	9,405	11,708	(5,255)	79,819

Operating earnings	14,403	8,378	8,065	2,403	(11,352)	(10,369)	11,530

Interest expense	2,610	1,401	1,265	1,042	—	—	6,319
Depreciation and amortization	641	447	73	180	666	—	2,007

Earnings (losses) before taxes	$11,152	$6,530	$6,727	$1,181	$(12,018)	$(10,369)	$3,204

Supplemental information

Total assets	$338,584	$261,663	$155,611	$37,357	$13,154	$—	$806,369

Amortization of cemetery property	$1,516	$1,656	$240	$—	$—	$(27)	$3,385

Long lived asset additions	$12,278	$529	$2,846	$762	$1,400	$—	$17,815

As of and for the three months ended June 30, 2009

	Cemeteries			Funeral Homes	Corporate	Adjustment	Total
	Southeast	Northeast	West
	(in thousands)
Revenues
Sales	$19,023	$8,949	$7,817	$—	$—	$(9,161)	$26,628
Service and other	6,848	5,685	3,321	—	—	(444)	15,410
Funeral home	—	—	—	5,763	—	—	5,763

Total revenues	25,871	14,634	11,138	5,763	—	(9,605)	47,802

Costs and expenses
Cost of sales	4,131	1,960	1,230	—	—	(1,163)	6,158
Selling	5,532	2,756	2,181	—	232	(2,083)	8,618
Cemetery	4,616	3,324	2,472	—	—	—	10,412
General and administrative	2,775	1,451	1,208	—	(22)	—	5,412
Funeral home	—	—	—	4,711	—	—	4,711
Acquisition related costs	—	—	—	—	—	542	542
Corporate	—	—	—	—	5,497	—	5,497

Total costs and expenses	17,054	9,491	7,091	4,711	5,707	(2,704)	41,350

Operating earnings	8,817	5,143	4,047	1,052	(5,707)	(6,901)	6,452

Gain on sale of funeral home	—	—	—	—	—	—	—
Interest expense	1,421	601	692	479	9	—	3,202
Depreciation and amortization	322	196	106	250	834	—	1,708

Earnings (losses) before taxes	$7,074	$4,346	$3,249	$323	$(6,550)	$(6,901)	$1,542

Supplemental information

Total assets	$346,119	$243,614	$147,484	$33,728	$23,380	$—	$794,325

Amortization of cemetery property	$937	$611	$166	$—	$—	$281	$1,995

Long lived asset additions	$5,467	$129	$544	$1,401	$69	$—	$7,610

As of and for the six months ended June 30, 2009

	Cemeteries			Funeral Homes	Corporate	Adjustment	Total
	Southeast	Northeast	West
	(in thousands)
Revenues
Sales	$36,089	$17,171	$14,494	$—	$—	$(19,159)	$48,595
Service and other	13,094	11,366	6,435	—	14	(1,134)	29,775
Funeral home	—	—	—	12,031	—	—	12,031

Total revenues	49,183	28,537	20,929	12,031	14	(20,293)	90,400

Costs and expenses
Cost of sales	7,916	3,617	2,426	—	3	(3,003)	10,959
Selling	11,042	5,473	4,161	—	370	(4,602)	16,444
Cemetery	8,698	6,351	4,791	—	10	—	19,850
General and administrative	5,464	3,101	2,342	—	(17)	—	10,890
Funeral home	—	—	—	9,512	—	—	9,512
Acquisition related costs	—	—	—	—	—	2,128	2,128
Corporate	—	—	—	—	10,863	—	10,863

Total costs and expenses	33,120	18,542	13,720	9,512	11,229	(5,477)	80,646

Operating earnings	16,063	9,995	7,209	2,519	(11,215)	(14,816)	9,754

Gain on sale of funeral home	—	—	—	475		—	475
Interest expense	2,816	1,207	1,378	952	18	—	6,371
Depreciation and amortization	696	443	210	465	1,206	—	3,018

Earnings (losses) before taxes	$12,551	$8,345	$5,621	$1,577	$(12,439)	$(14,816)	$839

Supplemental information

Total assets	$346,119	$243,614	$147,484	$33,728	$23,380	$—	$794,325

Amortization of cemetery property	$1,658	$1,083	$403	$—	$—	$71	$3,215

Long lived asset additions	$5,241	$517	$487	$1,714	$189	$—	$8,148

Results of individual business units are presented based on our management accounting practices and management structure. There is no comprehensive, authoritative body of guidance for management accounting equivalent to accounting principles generally accepted in the United States of America; therefore, the financial results of individual business units are not necessarily comparable with similar information for any other company. The management accounting process uses assumptions and allocations to measure performance of the business units. Methodologies are refined from time to time as management accounting practices are enhanced and businesses change. Revenues and associated expenses are not deferred in accordance with SAB No. 104 therefore, the deferral of these revenues and expenses is provided in the adjustment column to reconcile the Company’s managerial financial statements to those prepared in accordance with accounting principles generally accepted in the United States of America. Pre-need sales revenues included within the sales category consist primarily of the sale of burial lots, burial vaults, mausoleum crypts, grave markers and memorials, and caskets. Management accounting practices included in the Southeast, Northeast, and Western Regions reflect these pre-need sales when contracts are signed by the customer and accepted by the Company. Pre-need sales reflected in the consolidated financial statements, prepared in accordance with Generally Accepted Accounting Principals, recognize revenues for the sale of burial lots and mausoleum crypts when the product is constructed and at least 10% of the sales price is collected. With respect to the other products, the consolidated financial statements prepared under generally accepted accounting principles recognize sales revenues when the criteria for delivery under SAB No. 104 are met. These criteria include, among other things, purchase of the product, delivery and installation of the product in the ground, and transfer of title to the customer. In each case, costs are accrued in connection with the recognition of revenues; therefore, the condensed consolidated financial statements reflect Deferred Cemetery Revenue, Net and Deferred Selling and Obtaining Costs on the balance sheet, whereas the Company’s management accounting practices exclude these items.

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

Level 1:	Quoted market prices available in active markets for identical assets or liabilities. The Company includes cash and cash equivalents, U.S. Government debt securities and publicly traded equity instruments and mutual funds in its level 1 investments.

Level 2:	Quoted prices in active markets for similar assets; quoted prices in non-active markets for identical or similar assets; inputs other than quoted prices that are observable. The Company includes U.S. state and municipal, corporate and other fixed income debt securities in its level 2 investments.

Level 3:	Any and all pricing inputs that are generally unobservable and not corroborated by market data.

The following table allocates the Company’s investments measured at fair value as of June 30, 2009.

Merchandise Trust

Description	Level 1	Level 2	Level 3
	(in thousands)
Assets

Short-term investments	$16,130	$—	$—

Fixed maturities:
U.S. government and federal agency	7,895	—	—
U.S. state and local government agency	—	3,919	—
Corporate debt securities	—	2,976	—
Other debt securities	—	11,746	—

Total fixed maturity investments	7,895	18,641	—

Mutual funds—debt securities	32,955	6,718	—
Mutual funds—equity securities	58,459	—	—

Equity securities	34,704	—	—

Total	$150,143	$25,359	$—

Perpetual Care Trust

Description	Level 1	Level 2	Level 3
	(in thousands)
Assets

Short-term investments	$8,081	$—	$—

Fixed maturities:
U.S. government and federal agency	19,129	—	—
U.S. state and local government agency	—	6,654	—
Corporate debt securities	—	12,849	—
Other debt securities	—	4,083	—

Total fixed maturity investments	19,129	23,586	—

Mutual funds—debt securities	33,055	14,662	—
Mutual funds—equity securities	42,397	—	—

Equity securities	27,590	—	—

Total	$130,252	$38,248	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, this Quarterly Report on Form 10-Q and our other reports filed with the SEC. We assume no obligation to update or revise any forward-looking statements made herein or any other forward-looking statements made by us, whether as a result of new information, future events or otherwise.

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

Cornerstone was founded in 1999 by members of our management team and a private equity investment firm, which we refer to as McCown De Leeuw, in order to acquire a group of 123 cemetery properties and 4 funeral homes. Since that time, Cornerstone, succeeded by us, has added a net total of 111 cemeteries and 54 funeral homes to the portfolio of properties we own and/ or manage.

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

Overview

Cemetery Operations

We are the second largest owner and operator of cemeteries in the United States. As of June 30, 2009, we operated 234 cemeteries in 27 states and Puerto Rico. We own 218 of these cemeteries and operate the remaining 16 under long-term management agreements with non-profit cemetery corporations that own the cemeteries. As a result of the agreements and other control arrangements, we consolidate the results of the 16 managed cemeteries in our consolidated financial statements.

We sell cemetery products and services both at the time of death, which we refer to as at-need, and prior to the time of death, which we refer to as pre-need. Cemetery operations accounted for approximately 87.9% and 86.7% of our revenues during the three and six months ended June 30, 2009, respectively, compared to 88.2% and 87.1% during the same periods last year.

Our results of operations for our Cemetery Operations are determined primarily by the volume of sales of products and services and the timing of product delivery and performance of services. We derive our cemetery revenues primarily from:

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

Pre-need products and services are typically sold on an installment basis with terms ranging from 12 months to 60 months. Subject to state law, these contracts are normally subject to “cooling-off” periods, generally between three and thirty days, during which the customer may elect to cancel the contract and receive a full refund of amounts paid. Also subject to applicable state law, we are generally permitted to retain the amounts already paid on contracts, including any amounts that were required to be deposited into trust, on contracts cancelled after the “cooling-off” period. Historical post “cooling-off” period cancellations total approximately 10% of our pre-need sales (based on contract dollar amounts). If the products and services purchased under a pre-need contract are needed for interment before payment has been made in full, generally the balance due must be immediately paid in full.

Pre-need sales contracts normally contain provisions for both principal and interest. For pre-need sales wherein the contracts do not bear a market rate of interest, the Company imputes such interest (at a rate of 9.00% during the year ended December 31, 2008 and 4.75% during the six months ended June 30, 2009) in order to segregate the principal and interest component of the total contract value.

We normally offer prepayment incentives to customers whose pre-need contracts are longer than 36 months and bear interest. If those customers pay their contracts in full in less than 12 months, we rebate the interest that we collected from them. Even though this rebate policy reduces the amount of interest income we receive on our accounts receivable, the net effect is an increase in our immediate cash flow. Interest income from pre-need sales, including imputed interest, accounted for 3.2% and 3.4% of total revenues during the three and six months ended June 30, 2009, respectively, as compared to 3.3% and 3.2% during the same periods last year.

At-need Sales

At-need sales of products and services are generally required to be paid for in full with cash at the time of sale. At that time, we first deposit any amount required to be placed in perpetual care trusts. We are not required to deposit any amounts from our at-need sales into merchandise trusts.

Expenses

We analyze and categorize our operating expenses as follows:

1.	Cost of goods sold and selling expenses

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

2.	Cemetery Expenses

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

3.	General and administrative expenses

General and administrative expenses, which do not include corporate overhead, primarily includes personnel costs, insurance and other costs necessary to maintain our cemetery offices.

4.	Depreciation and amortization

We depreciate our property and equipment on a straight-line basis over their estimated useful lives.

5.	Acquisition related costs

On January 1, 2009, we adopted SFAS 141 R. Amongst other things, SFAS 141 R requires that costs incurred in acquisition related activities be expensed as incurred. Acquisition related costs include legal fees and other third party costs incurred in acquisition related activities.

Funeral Home Operations

As of June 30, 2009, we owned and operated 58 funeral homes. These properties are located within the contiguous United States and in Puerto Rico. Twenty six of our 58 funeral homes are located on the grounds of cemeteries that we own.

We derive revenues at our funeral homes from the sale of funeral home merchandise, including caskets and related funeral merchandise, and services, including removal and preparation of remains, the use of our facilities for visitation, worship and performance of funeral services and transportation services. We sell these services and merchandise almost exclusively at the time of need utilizing salaried licensed funeral directors. Funeral home revenues accounted for approximately 12.1% and 13.3% of our revenues during the three and six months ended June 30, 2009, respectively, compared to 11.8% and 12.9% during the same periods last year.

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

Business Developments

Significant business developments for the three months ended June 30, 2009 include the following:

•

We entered into two long-term cemetery operating agreements during the second quarter of 2009. These operating agreements provide us with exclusive rights to operate the contracted cemeteries. Each operating agreement is for a term of 40 years and is cancellable by either party beginning after three years. See Note 12 of the Unaudited Condensed Consolidated Financial Statements for additional information related to these operating agreements.

•

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

Current Market Conditions and Economic Developments

Beginning in the fourth quarter of 2008, we began discussing the significant instability in various financial markets and in economic conditions. Amongst other things, we noted that there had been a decline in the fair value of equity and (to a lesser degree) fixed-maturity debt securities and that there was a contraction in the credit market as well as an overall downturn in economic activity.

We have seen some improvement in certain areas since that time. The ratio of the fair value to the amortized cost of our merchandise trust assets has improved to 76.9% at June 30, 2009 as compared to 70.4% at December 31, 2008. We were able to raise capital via the Second Amendment which was primarily used to pay off our Series A notes. The value of pre-need and at-need contracts written has not deteriorated and totals for the three and six months ended June 30, 2009 generally outpace totals from the same period last year.

We will continue to monitor evolving economic conditions and plan accordingly.

Market Disruption and Effect on Revenues

Current economic conditions make it difficult for companies to obtain funding in either the debt or equity markets. The current constraints in the capital markets may affect our ability to obtain funding through new borrowings or the issuance of equity in the public market. In light of the current market conditions and our working capital needs, we have taken steps to preserve our liquidity position including, but not limited to, reducing discretionary capital expenditures (including acquisitions), maintaining our cash distribution rate at the same level as the prior quarter and continuing to actively manage operating and administrative costs. We have temporarily cut back on our acquisition strategy to conserve cash to avoid dilutive equity issuances as we attempt to manage our business under the current economic conditions.

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

In the fourth quarter of 2008 we reported that we had seen some softening in pre-need sales in certain areas of the country. We noted that this softening, which we believed to be the result of deteriorating economic conditions, resulted in reduced grave marker and mausoleum sales in these areas. We have seen some rebound in 2009. The value of pre-need contracts written during the three months and six months ended June 30, 2009 exceeded the value of pre-need contracts written during the same periods last year by approximately $2.9 million and $5.0 million respectively.

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

A material decrease in our sales could cause us to breach certain of our financial covenants, such as the leverage ratio and the interest coverage ratio, under our credit facilities and senior secured notes. Any such breach could allow the lenders to accelerate (or create cross-default under) our debt which would have a material adverse effect on our business, financial condition and results of operations.

A material decrease in our sales could also cause a decrease in our borrowing base under our credit facilities. Our borrowing base is recalculated each month and is based (in part) on our outstanding accounts receivables and the age thereof. Accordingly, if our sales were to decrease and as a result our accounts receivables decrease (or if the age of our accounts receivables or cancellation rates increase), then our borrowing base may decrease.

We believe that the sale of both at-need cemetery merchandise and services and funeral home merchandise and services is relatively resistant to changes in economic conditions. We have not seen any material effect on these sales due to the current economic downturn. At-need cemetery merchandise and services sales and funeral home merchandise and services sales accounted for 38.1% and 45.7% of our total revenues for the three and six months ended June 30, 2009, respectively, as compared to 47.6% and 49.7% during the same periods last year.

Decline in Market Value of Trust Assets

A critical issue for us has been the decline in the fair value of equity and (to a lesser degree) fixed maturity debt securities held in our trusts as described below.

We have a substantial portfolio of invested assets in both our merchandise trust and the perpetual care trust. Both trusts have a mix of cash and cash equivalents, fixed maturity debt securities and equity securities. The fair value of trust assets declined substantially in the second half of 2008. While they have remained depressed through the six months ended June 30, 2009, the level of the overall decline has somewhat abated.

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

The fair value of trust assets is recorded as an asset on our balance sheet and is entirely offset by a liability. This liability is recorded as “Perpetual care trust corpus”. Changes in fair value of trust assets are recognized by adjusting both the trust asset and the offsetting liability. Impairment of the value of trust assets, whether temporary or other-than-temporary, will not impact periodic earnings or comprehensive income nor will it impact our financial position or liquidity at any point in time.

Our primary risk related to the assets in the perpetual care trust relate to the interest and dividends paid and released to us and used to defray cemetery maintenance costs. Any material reduction in this income stream could have a material effect on our financial condition, results of operations and liquidity. We have not seen any material degradation of this revenue stream due to the recent economic downturn. Interest income earned on perpetual care trust assets was approximately $3.3 million and $6.6 million during the three and six months ended June 30, 2009, respectively, as compared to $3.6 million and $6.8 million during the same periods last year.

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

At June 30, 2009, the merchandise trust had approximately $16.1 million in cash and cash equivalents. This amount functions to mitigate the risk of liquidating impaired assets. In evaluating the sufficiency of this amount as to its effectiveness in mitigating the risk of liquidating impaired assets, we have considered the net inflows and outflows of cash into the trust in recent prior periods. These net inflows and outflows are a function of both sales originations and the corresponding trust deposits and meeting the criteria for releasing funds. Total net cash inflows into the merchandise trust for the six months ended June 30, 2009 were approximately $2.0 million.

Absent a substantial downturn in pre-need sales, we believe that the cash and cash equivalent allocation of merchandise trust assets is sufficient to mitigate the risk of liquidating impaired assets in the near future.

Impact on Our Ability to Meet Our Debt Covenants

Current market conditions have not negatively impacted our ability to meet our significant debt covenants. These covenants specifically relate to a certain measure of profitability (the “Profitability Measure”) and certain coverage and leverage ratios as defined in the Second Amendment.

The Profitability Measure is primarily related to the current period value of contracts written and their associated expense. We have not seen any material decline in the value of contracts written due to current economic conditions. Additionally, we have seen a relative decline in associated expenses due primarily to an expense reduction initiative began in 2009.

The coverage ratio relates to the excess of the Profitability Measure less distributions made to partners over fixed charges. This ratio has not been negatively impacted in so much that the Profitability Measure has not eroded while distributions paid to partners and fixed charges have remained relatively stable.

The leverage ratio relates to the ratio of consolidated debt to the Profitability Measure. Once again, the Profitability Measure has not eroded which in turn has caused this ratio to stay within an acceptable range.

2009 Expense Reduction Initiative

In order to protect our cash balances and related distributions, we instituted our 2009 Expense Reduction Initiative in the first quarter of 2009. This initiative is a proactive measure designed to reduce our overall expense base in 2009 by approximately $5.0 million.

We have carefully designed this plan so that there is no negative impact on our ability to market and sell our merchandise and services or service the needs of our customer base.

Among the more significant components of the 2009 Expense Reduction Initiative are the following:

•	reductions in personnel costs by implementing an employee furlough program;

•	reductions in various sales incentive programs;

•	reductions in various commission overrides;

•	reductions in advertising expenses; and

•	reductions in certain corporate overhead items.

Net Income, Operating Cash Flows and Partner Distributions

The table below details net income, operating cash flows and partner distributions made during the three and six months ended June 30, 2008 and 2009 respectively:

	Three months ended June 30,
	2008	2009
	(in thousands)

Net income	$2,232	$1,639
Operating cash flows	9,899	4,894
Partner distributions	6,206	6,813

	Six months ended June 30,
	2008	2009
	(in thousands)

Net income	$2,690	$774
Operating cash flows	9,030	8,104
Partner distributions	12,415	13,626

Cash flows from operations during the three and six months ended June 30, 2009 ($4.9 million and $8.1 million, respectively) significantly outpaced our net income ($1.6 million and $0.8 million) during the same periods. This is in large part attributable to the fact that various cash inflows for payments of amounts due under pre-need sales contracts were not as of yet recognized as revenues as we had not met the delivery criteria for revenue recognition. Although there is no assurance, we expect that the trend of operating cash flows outpacing net income will continue into the foreseeable future.

Segment Reporting and Related Information

We operate in five distinct reportable segments which are classified as Cemetery Operations – Southeast, Cemetery Operations – Northeast, Cemetery Operations – West, Funeral Homes, and Corporate.

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

The allowance for cancellations is established based upon our estimate of expected cancellations and historical experiences and is currently approximately 10% of total contract values. Future cancellation rates may differ from this current estimate. We will continue to evaluate cancellation rates and will make changes to the estimate should the need arise. Actual cancellations did not vary significantly from the estimates of expected cancellations at December 31, 2008 and June 30, 2009, respectively.

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

Recent Accounting Pronouncements

In April of 2009, the Financial Accounting Standards Board (“FASB”) issued Staff Position SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”). FSP 115-2 amended previous guidance related to the determination of whether impairments in debt securities were other-than-temporary, and provides guidance as to which other-than-temporary impairments should be reflected in the income statement and which other-than-temporary impairments should be reflected in other comprehensive income. FSP 115-2 also modifies the presentation and disclosures related to both debt and equity securities. FSP 115-2 is effective for interim periods ending after June 15, 2009, and we have adopted it for the second quarter of 2009. FSP 115-2 did not have a significant impact on our financial position or results of operations.

In April of 2009, the (FASB) issued Staff Position SFAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1” and “APB 28-1”). FSP 107-1 amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. APB 28-1 amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. FSP 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009 and we have adopted them in second quarter 2009. FSP 107-1 and APB 28-1 did not have a significant impact on our financial statements.

In April of 2009, the FASB issued Staff Position SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 provides additional guidance in estimating fair value under FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”), when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. FSP 157-4 also provides additional guidance on circumstances that may indicate a transaction is not orderly. FSP 157-4 is effective for interim periods ending after June 15, 2009, and we adopted its during the second quarter of 2009. FSP 157-4 did not have a significant impact on our financial position or results of operations.

In May 2009, the FASB issued statement No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 modifies the definition of what qualifies as a subsequent event—those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued—and requires companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date. SFAS 165 is effective for interim periods beginning after June 15, 2009, and we adopted it in the second quarter of 2009. SFAS 165 did not have a significant impact on our financial statements.

In June 2009, the FASB issued statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). Among other items, SFAS 167 responds to concerns about the application of certain key provisions of FIN 46(R), including those regarding the transparency of the involvement with variable interest entities. SFAS 167 is effective for calendar year companies beginning on January 1, 2010. We have not as of yet determined the impact that adoption of SFAS 167 will have on its financial position, results of operations, or liquidity.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS 168”). The FASB Accounting Standards Codification (the Codification) will become the source of authoritative U.S. generally accepted accounting principles (U.S. GAAP). The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. The Codification is not intended to change or alter existing U.S. GAAP.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141 R requires that acquirers in a business combination identify and record at fair value all of the assets and liabilities acquired as well as any non-controlling interest resulting from such business combination. Goodwill will be recognized when the fair value of consideration paid or transferred to the acquiree plus the fair value of any non-controlling interest exceeds the fair value of identified assets acquired less the fair value of liabilities assumed. A gain from a bargain purchase will be recognized when the fair value of consideration paid or transferred to the acquiree plus the fair value of any non-controlling interest is less than the fair value of identified assets acquired less the fair value of liabilities assumed. Gains from bargain purchases will be recognized in earnings in the period in which the acquisition occurs. SFAS 141 R also requires that costs incurred in a business transaction be recorded as an expense as opposed to part of the cost of the acquisition. SFAS 141 R allows Company’s three options with regards to accumulated costs incurred and currently capitalized for acquisitions that had not as of yet been finalized prior to the adoption of SFAS 141R:

•	Immediately expense such costs.

•	Continue to carry such costs as an asset and immediately expense such costs upon the adoption of SFAS 141 R.

•	Account for the change as a change in accounting principle and restate prior year financial statements to reflect these costs as expenses in the period in which they occurred.

We adopted SFAS 141 R on January 1, 2009. At December 31, 2008, there was approximately $1.4 million in accumulated acquisition costs that had been capitalized and were included in “Other current assets” on our balance sheet. These costs have been expensed in the first quarter of 2009 and are included in our income statement as part of “Acquisition related costs”.

In February 2008, the FASB Emerging Issues Task Force issued EITF Issue No. 07-04, Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships (“EITF 07-04”). EITF 07-04 specifies when a master limited partnership that contains incentive distribution rights (“IDR’s”) should classify said IDR’s as a separate class of units for which a separate earnings per unit calculation should be made. We Company adopted EITF 07-04 in the first quarter of 2009. The adoption of EITF 07-04 has no impact on the calculation of earnings per share as allocated to common unit holders. It could require that earnings per share allocated to general partners with IDR’s be segregated so that separate earnings per share are allocated to the general partner and to the IDR’s. SFAS 128, Earnings Per Share, only requires us to disclose earnings per share allocated to common unit holders. There is no requirement to disclose earnings per unit allocated to other classes of unit holders. We do not disclose earnings per unit allocated to classes of unit holders other than common unit holders. Accordingly, the adoption of EITF 07-04 had no impact on our financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statement—amendments of ARB No. 51 (“SFAS 160”). SFAS 160 states that accounting and reporting for minority interests will be recharacterized as non-controlling interests and classified as a component of equity. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. We adopted this guidance effective January 1, 2009. This adoption caused us to reclassify amounts previously shown as “Non-controlling interests in perpetual care trusts” to “Perpetual care trust corpus” and to include this amount in total liabilities rather than as a “Commitment and contingency” The adoption of this standard had no effect on our partners’ capital, results of operations or liquidity.

In December 2008, the FASB issued FASB Staff Position No. FAS 140-4 and FIN 46 (R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP FAS 140-4”). FSP FAS 140-4 requires public entities to provide additional disclosures about transfers of financial assets. It also requires public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. We adopted this guidance effective December 31, 2008. This adoption had no effect on our financial position, results of operations or liquidity.

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

Results of Operations

The following table summarizes our results of operations for the periods presented:

	Three Months Ended 30-Jun-08	Three Months Ended 30-Jun-09	Six Months Ended 30-Jun-08	Six Months Ended 30-Jun-09
	(in thousands)

Statement of Operations Data:
Revenues:
Cemetery
Pre-need merchandise	$14,031	$17,850	$26,071	$27,375
Pre-need services	3,116	3,126	5,346	5,876
Pre-need investment and other	7,436	7,848	13,622	14,598
At-need merchandise	10,107	5,652	19,034	15,356
At-need services	6,652	6,361	13,642	12,896
At-need investment and other	400	460	924	1,046
Other	547	742	902	1,222
Funeral home
Merchandise	2,198	2,320	4,587	4,929
Services	3,449	3,443	7,221	7,102

Total	47,936	47,802	91,349	90,400

Costs and Expenses:
Cost of goods sold:
Perpetual care	1,051	1,423	2,152	2,428
Merchandise	4,513	4,736	9,137	8,531
Cemetery expense	10,966	10,412	20,453	19,851
Selling expense	8,921	8,618	17,126	16,444
General and administrative expense	5,300	5,411	10,529	10,890
Corporate overhead	5,568	5,497	11,017	10,863
Depreciation and amortization	1,042	1,708	2,007	3,018
Funeral home expense
Merchandise	881	944	1,863	1,911
Services	2,294	2,296	4,515	4,702
Other	1,610	1,471	3,027	2,899
Gain on sale of funeral home	—	—	—	(475)
Acquisition related costs	—	542	—	2,128
Interest expense	3,215	3,202	6,319	6,371
Income taxes	343	(97)	514	65

Net income	$2,232	$1,639	$2,690	$774

The following table presents supplemental operating data for the periods presented:

	Three Months Ended 30-Jun-08	Three Months Ended 30-Jun-09	Six Months Ended 30-Jun-08	Six Months Ended 30-Jun-09

Operating Data:
Interments performed	9,614	9,351	20,154	19,063
Cemetery revenues per interment performed	4,298	4,496	3,899	4,111

Interment rights sold (1):
Lots	5,996	6,942	11,732	12,267
Mausoleum crypts (including pre-construction)	607	598	1,163	1,162
Niches	242	204	501	457

Total interment rights sold	6,845	7,744	13,396	13,886

Number of contracts written	21,235	21,302	40,933	42,131
Aggregate contract amount, in thousands (excluding interest)	$49,528	$52,263	$94,269	$100,708
Average amount per contract (excluding interest)	$2,332	$2,453	$2,303	$2,390

Number of pre-need contracts written	9,309	10,088	17,667	19,708
Aggregate pre-need contract amount, in thousands (excluding interest)	$30,608	$33,720	$57,431	$63,143
Average amount per pre-need contract (excluding interest)	$3,288	$3,343	$3,251	$3,204

Number of at-need contracts written	11,926	11,214	23,266	22,423
Aggregate at-need contract amount, in thousands	$18,921	$18,544	$36,838	$37,565
Average amount per at-need contract	$1,587	$1,654	$1,583	$1,675

(1)	Net of cancellations. Counts the sale of a double-depth burial lot as the sale of two interment rights.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Cemetery Revenues

Cemetery revenues were $42.0 million in the second quarter of 2009, a decrease of $0.3 million, or 0.7%, as compared to $42.3 million during the same period last year.

Pre-need Revenues

Cemetery revenues from pre-need sales, including interest income from pre-need installment contracts and investment income from trusts, were $28.8 million in the second quarter of 2009, an increase of $4.2 million, or 17.1%, as compared to $24.6 million during the same period last year.

Cemetery revenues from pre-need sales are recognized when the underlying merchandise is delivered or service is performed. Periodic changes in pre-need revenues are not necessarily indicative of changes in either the volume or pricing on pre-need contracts originated during the period but rather changes in the timing of when merchandise is delivered or services are performed.

The following table reconciles the value of actual sales made plus interest income from pre-need installment contracts and investment income from trusts to cemetery revenues for the three months ended June 30, 2008 and 2009:

	Three months ended June 30,
	2008	2009
	(in thousands)

Total value of contracts written	$24,401	$27,310
Interest income on pre-need sales	1,595	1,528
Investment income from merchandise trusts	3,403	2,608
Investment income from perpetual care trusts	3,635	3,263

Subtotal	33,034	34,709

Increase in deferred revenues on sales	(6,501)	(5,303)
Increase in deferred revenues on merchandise trust investment income	(1,949)	(581)

Pre-need revenues	$24,584	$28,825

The total value of contracts written increased by $2.9 million, or 11.9%, to $27.3 million in the second quarter of 2009 as compared to $24.4 million during the same period last year. Major increases included lots ($1.2 million), mausoleums ($0.5 million), vaults ($0.4 million) and markers ($0.3 million). The increases were primarily related to an increase in the value of contracts written at cemeteries acquired in 2007 and 2008.

Interest income on pre-need sales decreased $0.1 million, or 6.3%, to $1.5 million in the second quarter of 2009 as compared to $1.6 million during the same period last year. The decrease was primarily due to a longer average contract length.

Investment income from the merchandise trust decreased by $0.8 million, or 23.5%, to $2.6 million in the second quarter of 2009 as compared to $3.4 million during the same period last year. The decrease was primarily due to realized gains of $0.9 million being recognized in the second quarter of 2008.

Investment income from the perpetual care trust decreased by $0.3 million, or 8.3%, to $3.3 million in the second quarter of 2009 as compared to $3.6 million during the same period last year. The decrease was primarily due to a slight decrease on the yield in average invested assets during the three months ended June 30, 2009 as compared to the same period last year.

At-need Revenues

Cemetery revenues from at-need sales decreased $4.7 million, or 27.3%, to $12.5 million in the second quarter of 2009 as compared to $17.2 million during the same period last year. Major decreases included markers and bases ($4.2 million) and lots ($0.2 million). The decreases were primarily related to decreased levels of products delivered during the quarter and decreases in the number of burials performed.

Other Revenues

Other cemetery revenues increased by $0.2 million, or 40.0%, to $0.7 million during the second quarter of 2009 as compared to $0.5 million during the same period last year.

Operating Expenses

Cost of Goods Sold

Cost of goods sold was $6.2 million in the second quarter of 2009, an increase of $0.6 million, or 10.7%, as compared to $5.6 million during the same period last year. As a percentage of cemetery revenues, cost of goods sold was 14.7% in the second quarter of 2009 an increase of 1.5 points from 13.2% in the same period last year. The increase in cost of goods sold as a percentage of cemetery revenue was attributable to a change in product mix delivered during the second quarter of 2009 as compared to the same period last year.

Selling Expense

Total selling expense was $8.6 million in the second quarter of 2009, a decrease of $0.3 million, or 3.5%, as compared to $8.9 million in the same period last year. The decrease was primarily due to a decrease in other personnel costs ($0.3million). Sales commissions as a percentage of pre-need revenues was 12.5% for the three months ended June 30, 2009 as compared to 14.0% during the same period last year. This decrease was primarily caused by a decrease in commission rates paid in accordance with our 2009 Expense Reduction Initiative.

Cemetery Expense

Cemetery expense was $10.4 million in the second quarter of 2009, a decrease of $0.6 million, or 5.5%, as compared to $11.0 million in the same period last year. The decrease was primarily due to a decrease in fuel costs and utilities ($0.3 million) and personnel costs ($0.1 million).

General and Administrative Expense

General and administrative expense was $5.4 million in the second quarter of 2009, an increase of $0.1 million, or 1.9%, as compared to $5.3 million in the same period last year. The increase was primarily attributable to an increase in professional fees ($0.1 million).

Funeral Home Revenues and Expenses

Funeral home revenues was $5.8 million in the second quarter of 2009 as compared to $5.6 million during the same period last year. The implementation of new product offerings, along with a small price increase, was offset by a decrease in the overall death rate.

Funeral home expenses were $4.8 million in both the second quarter of 2009 and the same period last year. The ratio of expense to revenues remained stable during the three months ended June 30, 2009 as compared to the same period last year.

Corporate Overhead

Corporate overhead was $5.5 million in the second quarter of 2009, a decrease of $0.1 million, or 1.8%, as compared to $5.6 million during the same period last year. The decrease was primarily due to a decrease in unit based compensation ($0.3 million).

Depreciation and Amortization

Depreciation and amortization was $1.7 million in the second quarter of 2009, an increase of $0.7 million, or 70.0%, as compared to $1.0 million during the same period last year. The increase was primarily due to an increase in debt issuance cost amortization.

Acquisition related costs

On January 1, 2009, we adopted Statement of Financial Accounting Standards 141 (R), “Business Combinations” (“SFAS 141 R”). Amongst other things, SFAS 141 R changed the rules related to acquisition costs (i.e. legal fees) so that these costs are expensed as incurred rather than capitalized as part of the cost of the acquisition.

Acquisition related expenses were $0.5 million during the three months ended June 30, 2009. Any amounts incurred during the same period last year were capitalized and subsequently charged to expense in 2009.

Operating profit

Operating profit was $4.7 million in the second quarter of 2009, a decrease of $1.1 million, or 19.0%, as compared to $5.8 million during the same period last year. The decrease was primarily caused by the $0.5 million in acquisition related costs recorded during the second quarter of 2009 along with a $0.1 million decrease in revenues and a $0.5 million increase in other operating expenses.

Interest Expense

Interest expense was $3.2 million in both the second quarter of 2009 and the same period last year. A higher borrowing base during the second quarter of 2009 was offset by a lower effective interest rate.

Provision (Benefit) for Income Taxes

There was a tax benefit of $0.1 million in the second quarter of 2009 as compared to an income tax expense of $0.3 million during the same period last year.

Net Income

Net income was $1.6 million in the second quarter of 2009, a decrease of $0.6 million, or 27.3% compared to $2.2 million during the same period last year. The decrease was primarily caused by the $1.1 million decrease in operating profit offset by a $0.4 million decrease in income tax expense, all of which are discussed above.

Segment Discussion

Cemetery Segments

Revenues increased for both Cemetery Operations – Southeast and Northeast during the three months ended June 30, 2009 as compared to the same period last year. Revenues were essentially flat for Cemetery Operations – West for the three months ended June 30, 2009 as compared to the same period last year. Operating earnings increased for Cemetery Operations Southeast, Northeast and West for the three months ended June 30, 2009 as compared to the same period last year. Earnings before taxes increased for Cemetery operations Southeast, Northeast and West for the three months ended June 30, 2009 as compared to the same period last year.

Funeral Home Segments

Revenues, operating earnings and earnings before taxes all increased slightly for the Funeral Homes segment during the three months ended June 30, 2009 as compared to the same period last year.

Corporate

Corporate expenses increased by approximately $0.6 million during the three months ended June 30, 2009 as compared to the same period last year. This was primarily due to a $0.5 million increase in depreciation expense.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Cemetery Revenues

Cemetery revenues were $78.4 million during the six months ended June 30, 2009, a decrease of $1.1 million, or 1.4%, as compared to $79.5 million during the same period last year.

Pre-need Revenues

Cemetery revenues from pre-need sales, including interest income from pre-need installment contracts and investment income from trusts, were $47.8 million during the six months ended June 30, 2009, an increase of $2.9 million, or 6.5%, as compared to $44.9 million during the same period last year.

Cemetery revenues from pre-need sales are recognized when the underlying merchandise is delivered or service is performed. Periodic changes in pre-need revenues are not necessarily indicative of changes in either the volume or pricing on pre-need contracts originated during the period but rather changes in the timing of when merchandise is delivered or services are performed.

The following table reconciles the value of actual sales made plus interest income from pre-need installment contracts and investment income from trusts to cemetery revenues for the six months ended June 30, 2008 and 2009:

	Six months ended June 30,
	2008	2009
	(in thousands)

Total value of contracts written	$45,457	$50,415
Interest income on pre-need sales	2,904	3,033
Investment income from merchandise trusts	5,698	4,485
Investment income from perpetual care trusts	6,798	6,635

Subtotal	60,857	64,568

Increase in deferred revenues on sales	(12,598)	(15,299)
Increase in deferred revenues on merchandise trust investment income	(3,220)	(1,420)

Pre-need revenues	$45,039	$47,849

The total value of contracts written increased by $4.9 million, or 10.8%, to $50.4 million during the six months ended June 30, 2009 as compared to $45.5 million during the same period last year. Major increases included grave openings and closings ($1.2 million), vaults ($1.1 million), markers ($0.9 million), lots ($0.6 million) and mausoleums ($0.5 million). The increases were primarily related to an increase in the value of contracts written at cemeteries acquired in 2007 and 2008.

Interest income on pre-need sales increased $0.1 million, or 3.4%, to $3.0 million during the six months ended June 30, 2009 as compared to $2.9 million during the same period last year. A decrease in the interest rate was offset by an increase in the value of pre-need contracts written.

Investment income from the merchandise trust decreased by $1.2 million, or 21.1%, to $4.5 million during the six months ended June 30, 2009 as compared to $5.7 million during the same period last year. The decrease was primarily due to capital gains distributions made during the second quarter of 2008.

Investment income from the perpetual care trust decreased by $0.2 million, or 2.9%, to $6.6 million during the six months ended June 30, 2009 as compared to $6.8 million during the same period last year. The slight decrease was primarily due to a decline in the average cost basis of the trust assets during the six months ended June 30, 2009 as compared to the same period last year.

At-need Revenues

Cemetery revenues from at-need sales decreased $4.4 million, or 13.1%, to $29.3 million during the six months ended June 30, 2009 as compared to $33.7 million during the same period last year. Major decreases included markers and bases ($3.5 million) and grave openings and closings ($0.5 million). The decreases were primarily related to decreased levels of products delivered during the quarter and decreases in the number of burials performed.

Other Revenues

Other cemetery revenues increased by $0.3 million, or 33.3%, to $1.2 million during the six months ended June 30, 2009 as compared to $0.9 million during the same period last year primarily due to an increase in miscellaneous income.

Operating Expenses

Cost of Goods Sold

Cost of goods sold was $11.0 million during the six months ended June 30, 2009, a decrease of $0.3 million, or 3.0%, as compared to $11.3 million during the same period last year. As a percentage of cemetery revenues, cost of goods sold was 14.0% during the six months ended June 30, 2009 a decrease of 0.2 points from 14.2% in the same period last year. The decrease in cost of goods sold as a percentage of cemetery revenue was attributable to a change in product mix delivered during the six months ended June 30, 2009 as compared to the same period last year.

Selling Expense

Total selling expense was $16.4 million during the six months ended June 30, 2009, a decrease of $0.7 million, or 4.1%, as compared to $17.1 million in the same period last year. The decrease was primarily due to a decrease in other personnel costs ($0.5 million) and other immaterial changes. Sales commissions as a percentage of pre-need revenues was 12.9% for the six months ended June 30, 2009 as compared to 14.4% during the same period last year. This decrease was primarily caused by a decrease in commission rates paid in accordance with our 2009 Expense Reduction Initiative.

Cemetery Expense

Cemetery expense was $19.9 million during the six months ended June 30, 2009, a decrease of $0.5 million, or 2.5%, as compared to $20.4 million in the same period last year. The decrease was primarily due to a decrease in fuel costs ($0.4 million) and personnel costs ($0.1 million).

General and Administrative Expense

General and administrative expense was $10.9 million during the six months ended June 30, 2009, an increase of $0.4 million, or 3.8%, as compared to $10.5 million in the same period last year. The increase was primarily attributable to an increase in corporate insurance ($0.2 million) and professional fees ($0.2 million).

Funeral Home Revenues and Expenses

Funeral home revenues were $12.0 million during the six months ended June 30, 2009, an increase of $0.2 million, or 1.7%, as compared to $11.8 million in the same period last year. This was primarily due to the implementation of new product offerings, along with a small price increase, offset by a decrease in the overall death rate.

Funeral home expenses were $9.5 million during the six months ended June 30, 2009, an increase of $0.1 million, or 1.1%, as compared to $9.4 million in the same period last year. The ratio of expense to revenues remained stable during the six months ended June 30, 2009 as compared to the same period last year.

Corporate Overhead

Corporate overhead was $10.9 million during the six months ended June 30, 2009, virtually unchanged from $11.0 million during the same period last year.

Depreciation and Amortization

Depreciation and amortization was $3.0 million during the six months ended June 30, 2009, an increase of $1.0 million, or 50.0%, as compared to $2.0 million during the same period last year. The increase was primarily due to an increase in debt issuance cost amortization.

Acquisition related costs

On January 1, 2009, we adopted Statement of Financial Accounting Standards 141 (R), “Business Combinations” (“SFAS 141 R”). Amongst other things, SFAS 141 R changed the rules related to acquisition costs (i.e. legal fees) so that these costs are expensed as incurred rather than capitalized as part of the cost of the acquisition.

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

We chose the option of recording all of the expenses in the first quarter of 2009. Accordingly, “Acquisition related costs” of $2.1 million included in our operating profit during the six months ended June 30, 2009 includes $1.4 million of costs incurred and paid in prior years and $0.7 million of costs incurred in the first and second quarter of 2009.

Operating profit

Operating profit was $6.7 million during the six months ended June 30, 2009, a decrease of $2.8 million, or 29.5%, as compared to $9.5 million during the same period last year. The decrease was primarily caused by the $2.1 million in acquisition related costs recorded during the first quarter of 2009 along with a $0.9 million decrease in revenues offset by a $0.2 million decrease in other operating expenses.

Other income and expenses

We sold a single funeral home during the six months ended June 30, 2009. The gain on sale was approximately $0.5 million.

Interest Expense

Interest expense was $6.4 million during the six months ended June 30, 2009, an increase of $0.1 million, or 1.6%, as compared to $6.3 million during the same period last year. A higher borrowing base was offset by a lower effective interest rate.

Provision (Benefit) for Income Taxes

The provision for income taxes was approximately $0.1 million for the six months ended June 30, 2009, a decrease of $0.4 million, or 80.0% compared to $0.5 million during the same period last year.

Net Income

Net income was $0.8 million, a decrease of $1.9 million, or 70.4%, as compared to $2.7 million during the same period last year. The decrease was primarily caused by the $2.8 million decrease in operating profits offset by the $0.5 million gain on the sale of a funeral home and the $0.4 decrease in income taxes, all of which are discussed above.

Segment Discussion

Cemetery Segments

Revenues increased for both Cemetery Operations – Southeast and Northeast during the six months ended June 30, 2009 as compared to the same period last year. Revenues declined for Cemetery Operations – West for the six months ended June 30, 2009 as compared to the same period last year. This decline was primarily caused by a reduction in merchandise and services delivered. Operating earnings increased for Cemetery Operations Southeast and Northeast for the six months ended June 30, 2009 as compared to the same period last year. Operating earnings declined for Cemetery Operations – West for the six months ended June 30, 2009 primarily due to the drop in revenue. Earnings before taxes increased for Cemetery Operations Southeast and Northeast for the three months ended June 30, 2009 as compared to the same period last year. Earnings before taxes declined for Cemetery Operations – West for the six months ended June 30, 2009 primarily due to the drop in revenue.

Funeral Home Segments

Revenues operating earnings and earnings before taxes increased for the Funeral Homes segment during the six months ended June 30, 2009 as compared to the same period last year.

Corporate

Corporate expenses were virtually unchanged during the six months ended June 30, 2009 as compared to the same period last year.

Liquidity and Capital Resources

Overview

Our primary short-term liquidity needs are to fund general working capital requirements, make distributions to our partners, service our debt and make routine maintenance capital improvements. We will need additional liquidity to construct mausoleum and lawn crypts on the grounds of our cemetery properties.

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

The following is a summary of the material provisions of the foregoing agreements. This summary is qualified in its entirety by reference to the Second Amendment and the Second Amendment to NPA, which are incorporated by reference in their entirety herein and copies of which are attached to this Quarterly Report on Form 10-Q as Exhibits 10.1 and 10.2, respectively. Capitalized terms which are not defined in this Quarterly Report on Form 10-Q shall have the meanings assigned to such terms in the Second Amendment and Second Amendment to NPA or the Credit Agreement and the Note Purchase Agreement, as applicable.

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

Included in our debt covenants is a Consolidated Leverage Ratio (the “Leverage Ratio”) that will limit our ability to undertake additional debt financing. The Leverage Ratio compares the total of outstanding debt as of a given date to a calculation of EBITDA as defined in the Second Amendment during the prior 12 months. The Leverage Ratio must be lesser than or equal to 3.75 to 1.0 until March 31, 2010 and 3.50 to 1.0 thereafter. The Leverage Ratio at June 30, 2009 was 3.63.

We were in compliance with all of our debt covenants at June 30, 2009.

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

The Second Amendment to NPA amended the Note Purchase Agreement to, among other matters, amend and restate the Existing Series B Notes and the Existing Series C Notes. The Existing Series B Notes were amended to increase the interest rate to 11.00% (the “Series B Notes”). The Existing Series C Notes were amended not only to increase the interest rate to 11.00%, but also to change the maturity date from December 21, 2012 to August 15, 2012 (the “Series C Notes”). Under the Second Amendment to NPA, the interest rate on the Series B Notes and Series C Notes will be increased by 1.5% per annum during any period in which any holder of Shelf Notes is required to maintain, in respect to the Shelf Notes, reserves in excess of 3.4% of the principal amount of the Shelf Notes held by such holder, as a result of a decision of an insurance regulatory authority having responsibility for valuation of insurance company assets which would be caused by a downgrade in the asset quality of the debt.

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

We were in compliance with all of our debt covenants at June 30, 2009.

The Second Amendment to NPA also included various representations and other provisions customary for the transaction of this nature as well as certain conforming changes to the definitions, schedules and exhibits of the Note Purchase Agreement.

Intercreditor and Collateral Agency Agreement

In connection with the closing of the Credit Facility and the private placement of the notes we entered into, along with our general partner, certain of our subsidiaries, the lenders under the new Credit Facility, the holders of the notes and Bank of America, N.A., as collateral agent, an intercreditor and collateral agency agreement setting forth the rights and obligations of the parties to the agreement as they relate to the collateral securing the new Credit Facility and the Notes.

Cash Flow from Operating Activities.

Cash flows provided by operating activities were $4.9 million and $8.1 million for the three and six months ended June 30, 2009, respectively, as compared to $9.9 million and $9.0 million during the same periods last year.

Cash flows from operations during the three and six months ended June 30, 2009 ($4.9 million and $8.1 million) significantly outpaced our net income ($1.6 million and $0.8 million) during the same periods. This is in large part attributable to the fact that various cash inflows for payments of amounts due under pre-need sales contracts were not as of yet recognized as revenues as we had not as of yet met the delivery criteria for revenue recognition. Although there is no assurance, we expect that the trend of operating cash flows outpacing net income will continue into the foreseeable future.

Cash Flow from Investing Activities

Net cash used in investing activities was $4.7 million during the three months ended June 30, 2009 as compared to $3.0 million during the same period last year. Cash flows used for investing activities during the three months ended June 30, 2009 were primarily utilized for the acquisition of two cemetery properties ($2.7 million) and routine additions to cemetery property and equipment ($1.2 million).

Net cash used in investing activities was $5.6 million during the six months ended June 30, 2009 as compared to $6.9 million during the same period last year. Cash flows used for investing activities during the six months ended June 30, 2009 were primarily utilized for the acquisition of two cemetery properties ($2.7 million) and routine additions to cemetery property and equipment ($3.3 million).

Cash Flow from Financing Activities

Cash flows provided by financing activities were $0.6 million during the three months ended June 30, 2009 as compared to cash used in financing activities of $4.5 million during the same period last year. Cash flows from financing for the three months ended June 30, 2009 was primarily generated by additional net borrowings of $12.4 million offset by the payment of partner distributions ($6.8 million) and cash utilized to pay expenses related to the Second Amendment ($4.9 million).

Cash flows provided by financing activities were $1.7 million during the six months ended June 30, 2009 as compared to cash used in financing activities of $5.1 million during the same period last year. Cash flows from financing for the six months ended June 30, 2009 was primarily generated by additional net borrowings of $20.6 million offset by the payment of partner distributions ($13.6 million) and cash utilized to pay expenses related to the Second Amendment ($5.3 million).

Capital Expenditures

The following table summarizes total maintenance capital expenditures and expansion capital expenditures, including expenditures for the construction of mausoleums and for acquisitions, for the periods presented:

	Three months ended June 30,
	2008	2009
	(In thousand’s)

Maintenance capital expenditures	$1,355	$1,864
Expansion capital expenditures	1,732	30

Total capital expenditures	$3,087	$1,894

	Six months ended June 30,
	2008	2009
	(In thousand’s)

Maintenance capital expenditures	$2,990	$2,240
Expansion capital expenditures	3,995	1,061

Total capital expenditures	$6,985	$3,301

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

The information presented below should be read in conjunction with the notes to our unaudited condensed consolidated financial statements included under Part I “Item 1 – Financial Statements” in this Quarterly Report on Form 10-Q.

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

Interest-bearing Investments

Our fixed-income securities subject to market risk consist primarily of investments in our merchandise trusts and perpetual care trusts. As of June 30, 2009, the fair value of fixed-income securities in our merchandise trusts represented 13.1% of the fair value of total trust assets while the fair value of fixed-income securities in our perpetual care trusts represented 25.4% of the fair value of total trust assets. The aggregate quoted fair value of these fixed-income securities was $22.9 million and $42.7 million in merchandise trusts and perpetual care trusts, respectively, as of June 30, 2009. Each 1% change in interest rates on these fixed-income securities would result in changes of approximately $229,000 and $427,000 in the fair market value of the assets in our merchandise trusts and perpetual care trusts, respectively, based on discounted expected future cash flows. If these securities are held to maturity, no change in fair market value will be realized.

Our money market and other short-term investments subject to market risk consist primarily of investments in our merchandise trusts and perpetual care trusts. As of June 30, 2009, the fair value of money market and short-term investments in our merchandise trusts represented 9.2% of the fair value of total trust assets while the fair value of fixed-income securities in our perpetual care trusts represented 4.8% of the fair value of total trust assets. The aggregate quoted fair value of these fixed-income securities was $16.1 million and $8.0 million in merchandise trusts and perpetual care trusts, respectively, as of June 30, 2009. Each 1% change in interest rates on these fixed-income securities would result in changes of approximately $161,000 and $80,000 in the fair market value of the assets in our merchandise trusts and perpetual care trusts, respectively.

Marketable Equity Securities

Our marketable equity securities subject to market risk consist primarily of investments held in our merchandise trusts and perpetual care trusts. These assets consist of both individual equity securities as well as closed and open ended mutual funds. As of June 30, 2009, the fair value of marketable equity securities in our merchandise trusts represented 77.7% of the fair value of total trust assets while the fair value of marketable equity securities in our perpetual care trusts represented 69.8% of total trust assets. The aggregate quoted fair market value of these marketable equity securities was $136.0 million and $118.3 million in merchandise trusts and perpetual care trusts, respectively, as of June 30, 2009, based on final quoted sales prices. Each 10% change in the average market prices of the equity securities would result in a change of approximately $13.6 million and $11.8 million in the fair market value of securities held in merchandise trusts and perpetual care trusts, respectively.

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

Debt Instruments

Our Acquisition Credit Facility and Revolving Credit Facility bear interest at a floating rate, based on LIBOR, which is adjusted quarterly. These credit facilities will subject us to increases in interest expense resulting from movements in interest rates. As of June 30, 2009, we had outstanding borrowings of $100.5 million under our Acquisition Credit Facility and $28.2 million under our Revolving Credit Facility. The interest rate on these facilities was 6.25% at June 30, 2009.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon, and as of the date of this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in our reports under the Securities Exchange Act of 1934 as amended is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and in other reports filed with the SEC which could materially affect our business, financial condition or future results.

The risks described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and in other reports filed with the SEC are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including the risks faced by us described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits

Exhibit Number	Description
10.1	Second Amendment to Amended and Restated Credit Agreement, dated April 30, 2009, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Operating LLC, the Lenders and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 6, 2009).

10.2	Second Amendment to Amended and Restated Note Purchase Agreement, dated April 30, 2009, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Partners L.P. and the Noteholders (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on May 6, 2009).

10.3	Director Restricted Phantom Unit Agreement by and between StoneMor GP LLC and Robert Hellman dated June 23, 2009 (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on June 29, 2009).

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of William R. Shane, Executive Vice President and Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith)

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of William R. Shane, Executive Vice President and Chief Financial Officer (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STONEMOR PARTNERS L.P.

	By:	StoneMor GP LLC
its general partner

August 10, 2009	/s/ Lawrence Miller
Lawrence Miller
Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

August 10, 2009	/s/ William R. Shane
William R. Shane
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description
10.1	Second Amendment to Amended and Restated Credit Agreement, dated April 30, 2009, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Operating LLC, the Lenders and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 6, 2009).

10.2	Second Amendment to Amended and Restated Note Purchase Agreement, dated April 30, 2009, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Partners L.P. and the Noteholders (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on May 6, 2009).

10.3	Director Restricted Phantom Unit Agreement by and between StoneMor GP LLC and Robert Hellman dated June 23, 2009 (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed on June 29, 2009).

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of William R. Shane, Executive Vice President and Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith)

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of William R. Shane, Executive Vice President and Chief Financial Officer (furnished herewith)