Form 10-Q
period 2009-09-30
STONEMOR PARTNERS LP
filed 2009-11-09
CIK 1286131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

The number of the registrant’s outstanding common units at November 9, 2009 was 9,771,443

Index – Form 10-Q

Part I – Financial Information

Item 1.	Financial Statements

StoneMor Partners L.P.

Condensed Consolidated Balance Sheets

(in thousands)

	December 31, 2008	September 30, 2009
		(unaudited)

Assets
Current assets:
Cash and cash equivalents	$7,068	$9,369
Accounts receivable, net of allowance	33,090	36,449
Prepaid expenses	3,422	4,158
Other current assets	14,477	13,633

Total current assets	58,057	63,609

Long-term accounts receivable—net of allowance	42,309	45,693
Cemetery property	228,499	234,919
Property and equipment, net of accumulated depreciation	49,615	48,031
Merchandise trusts, restricted, at fair value	161,605	194,580
Perpetual care trusts, restricted, at fair value	152,797	186,104
Deferred financing costs—net of accumulated amortization	2,425	6,393
Deferred selling and obtaining costs	41,795	48,109
Deferred tax assets	138	1,705
Other assets	1,000	1,378

Total assets	$738,240	$830,521

Liabilities and partners’ capital
Current liabilities
Accounts payable and accrued liabilities	$25,702	$25,658
Accrued interest	659	1,070
Current portion, long-term debt	80,478	4,809

Total current liabilities	106,839	31,537

Other long-term liabilities	1,837	3,656
Long-term debt	80,456	179,907
Deferred cemetery revenues, net	193,017	243,535
Deferred tax liabilities	7,928	8,084
Merchandise liability	75,977	76,575
Perpetual care trust corpus	152,797	186,104

Total liabilities	618,851	729,398

Partners’ capital
General partner	2,271	1,674
Limited partners:
Common	111,052	96,533
Subordinated	6,066	2,916

Total partners’ capital	119,389	101,123

Total liabilities and partners’ capital	$738,240	$830,521

See Accompanying Notes to the Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statement of Operations

(in thousands, except unit data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009

Revenues:
Cemetery
Merchandise	$24,101	$22,728	$69,206	$65,460
Services	9,077	10,187	28,066	28,959
Investment and other	6,801	8,291	22,249	25,156
Funeral home
Merchandise	2,179	2,260	6,766	7,189
Services	3,625	3,121	10,846	10,223

Total revenues	45,783	46,587	137,133	136,987

Costs and Expenses:
Cost of goods sold (exclusive of depreciation shown separately below):
Perpetual care	1,089	1,230	3,241	3,658
Merchandise	4,626	4,486	13,763	13,017
Cemetery expense	10,914	10,599	31,367	30,450
Selling expense	8,674	8,733	25,800	25,177
General and administrative expense	5,484	5,797	16,013	16,687
Corporate overhead (including $631 and $381 in unit-based compensation for the three months ended September 30, 2008 and 2009 and $1,889 and $1,138 for the nine months ended September 30, 2008 and 2009)	5,426	5,440	16,443	16,303
Depreciation and amortization	1,387	1,700	3,394	4,718
Funeral home expense
Merchandise	842	839	2,705	2,750
Services	2,281	2,193	6,796	6,895
Other	1,470	1,385	4,497	4,284
Acquisition related costs	—	(29)	—	2,099

Total cost and expenses	42,193	42,373	124,019	126,038

Operating profit	3,590	4,214	13,114	10,949

Other income and expense
Gain on sale of funeral homes	—	—	—	475

Interest expense	3,202	3,898	9,521	10,269

Income before income taxes	388	316	3,593	1,155

Income taxes:
State	67	195	479	396
Federal	(14)	(1,279)	89	(1,415)

Total income taxes	53	(1,084)	568	(1,019)

Net income	$335	$1,400	$3,025	$2,174

General partner’s interest in net income for the period	$8	$28	$61	$43

Limited partners’ interest in net income for the period
Common	$239	$1,127	$2,164	$1,751
Subordinated	$88	$245	$800	$380

Net income per limited partner unit (basic and diluted)	$.03	$.12	$.25	$.18

Weighted average number of limited partners’ units outstanding (basic and diluted)	11,801	11,891	11,795	11,891

See Accompanying Notes to the Condensed Consolidated Financial Statements.

Stonemor Partners L.P.

Partners’ Capital

(in thousands)

(unaudited)

	Partners’ Capital
	Limited Partners			General
	Common	Subordinated	Total	Partner	Total

Balance, December 31, 2008	$111,052	$6,066	$117,118	$2,271	$119,389

Net loss	(697)	(151)	(848)	(17)	(865)
Cash distribution	(5,423)	(1,176)	(6,599)	(214)	(6,813)

Balance, March 31, 2009	$104,932	$4,739	$109,671	$2,040	$111,711

Net income	1,320	286	1,606	33	1,639
Cash distribution	(5,423)	(1,176)	(6,599)	(214)	(6,813)

Balance, June 30, 2009	$100,829	$3,849	$104,678	$1,859	$106,537

Net income	1,127	245	1,372	28	1,400
Cash distribution	(5,423)	(1,178)	(6,601)	(213)	(6,814)

Balance, September 30, 2009	$96,533	$2,916	$99,449	$1,674	$101,123

See Accompanying Notes to the Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statement of Cash Flows

(in thousands)

(unaudited)

	For the nine months ended September 30,
	2008	2009

Operating activities:

Net income	$3,025	$2,174
Adjustments to reconcile net income to net cash provided by operating activity:
Cost of lots sold	4,980	4,026
Depreciation and amortization	3,394	4,577
Unit-based compensation	1,889	1,138
Previously capitalized acquisition costs	—	1,365
Previously capitalized financing fees	—	141
Gain on sale of funeral home		(475)
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(5,000)	(6,163)
Allowance for doubtful accounts	1,705	316
Merchandise trust fund	66	(4,554)
Prepaid expenses	542	(736)
Other current assets	(324)	(179)
Other assets	(723)	(387)
Accounts payable and accrued and other liabilities	(2,699)	(1,402)
Deferred selling and obtaining costs	(4,661)	(6,314)
Deferred cemetery revenue	18,700	24,612
Deferred taxes (net)	—	(1,412)
Merchandise liability	(1,799)	(2,004)

Net cash provided by operating activities	19,095	14,723

Investing activities:
Cost associated with potential acquisitions	(2,077)	—
Additions to cemetery property	(3,268)	(3,669)
Purchase of subsidiaries, net of common units issued	(2,226)	(4,189)
Divestiture of funeral home	—	475
Additions of property and equipment	(3,713)	(1,535)

Net cash used in investing activities	(11,284)	(8,918)

Financing activities:
Cash distribution	(18,896)	(20,440)
Additional borrowings on long-term debt	20,309	109,082
Repayments of long-term debt	(9,737)	(86,716)
Cost of financing activities	—	(5,430)
Sale of partner units	68	—

Net cash provided by (used in) financing activities	(8,256)	(3,504)

Net increase (decrease) in cash and cash equivalents	(445)	2,301
Cash and cash equivalents—Beginning of period	13,800	7,068

Cash and cash equivalents—End of period	$13,355	$9,369

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$9,360	$9,835

Cash paid during the period for income taxes	$3,310	$1,737

Non-cash investing and financing activities
Acquisition of asset by assumption of directly related liability	$—	$2,150
Issuance of limited partner units for cemetery acquisition	$500	$—

See Accompanying Notes to the Condensed Consolidated Financial Statements.

1.	NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

StoneMor Partners L.P. is a provider of funeral and cemetery products and services in the death care industry in the United States. The words “we,” “us,” “our,” “StoneMor,” the “Partnership,” and the “Company” refer to StoneMor Partners L.P. Through its subsidiaries, StoneMor offers a complete range of funeral merchandise and services, along with cemetery property, merchandise and services, both at the time of need and on a pre-need basis. As of September 30, 2009, StoneMor operates 235 cemeteries in 24 states and in Puerto Rico. The Company owns 218 of these cemeteries and operates the remaining 17 under long-term management agreements with non-profit cemetery corporations that own the cemeteries. As a result of the agreements and other control arrangements, we consolidate the results of the 17 managed cemeteries in our consolidated financial statements.

As of September 30, 2009, StoneMor owned and operated 58 funeral homes in 16 states and in Puerto Rico. Twenty six of these funeral homes are located on the grounds of the cemeteries we own.

Basis of Presentation

The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All interim financial data is unaudited. However, in the opinion of management, the interim financial data as of September 30, 2009 and for the three and nine months ended September 30, 2008 and 2009, respectively, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim period. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for a full year.

In the first quarter of 2009, the Company reviewed Accounting Standards Codification (“ASC”) 810-10-65-1, which relates to consolidations and determined that balances historically designated as “non-controlling interest in perpetual care trusts” in its condensed consolidated balance sheet do not meet the criteria for non-controlling interests. Accordingly, the Company reclassified the amount previously recorded as an equity item “Non-controlling interests in perpetual care trusts” as a liability recorded as “Perpetual care trust corpus”.

Reclassifications

The amount shown as non-controlling interests in perpetual care trusts in the consolidated financial statements as of December 31, 2008 has been reclassified as perpetual care trust corpus to conform to the presentation in the financial statements as of September 30, 2009.

Principles of Consolidation

The consolidated financial statements include the accounts of each of the Company's subsidiaries. These statements also include the accounts of the merchandise and perpetual care trusts in which the Company has a variable interest and is the primary beneficiary. The operations of the 17 managed cemeteries that the Company operates under long-term management contracts are also consolidated in accordance with the provisions of ASC 810-10-25-38, which relates to consolidations. Total revenues derived from the cemeteries under long-term management contracts totaled approximately $7.6 million and $21.6 million for the three and nine months ended September 30, 2009, respectively, as compared to $8.5 million and $21.3 million during the same periods last year.

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

Depreciation expense was $1.1 million and $3.2 million during the three and nine months ended September 30, 2009, respectively, as compared to $1.2 million and $2.7 million during the same periods last year.

Inventories

Inventories, classified as other current assets on the Company’s condensed consolidated balance sheets, include cemetery and funeral home merchandise and are valued at the lower of cost or net realizable value. Cost is determined primarily on a specific identification basis on a first-in, first-out basis. Inventories were approximately $3.3 million and $3.4 million at September 30, 2009 and December 31, 2008, respectively.

Sales of Cemetery Merchandise and Services

The Company sells its merchandise and services on both a pre-need and at-need basis. Sales of at-need cemetery services and merchandise are recognized as revenue when the service is performed or merchandise is delivered.

Pre-need sales are usually made on an installment contract basis. Contracts are usually for a period not to exceed 60 months with payments of principal and interest required. For those contracts that do not bear a market rate of interest, the Company imputes such interest based upon the prime rate plus 75 basis points (this resulted in a rate of 4.75% for contracts entered into during the three and nine months ended September 30, 2009 and 9.0% for contracts entered into during the three and nine months ended September 30, 2008) in order to segregate the principal and interest component of the total contract value.

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

The allowance for customer cancellations is established based on management’s estimates of expected cancellations and historical experiences and is currently approximately 10% of total contract values. Future cancellation rates may differ from this current estimate. Management will continue to evaluate cancellation rates and will make changes to the estimate should the need arise. Actual cancellations did not vary significantly from the estimates of expected cancellations at September 30, 2009 and December 31, 2008, respectively.

Revenue recognition related to sales of cemetery merchandise and services is governed by Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (“SAB No. 104”), and the retail land sales provisions of ASC 976-605-25-6. Per this guidance, revenue from the sale of burial lots and constructed mausoleum crypts are deferred until such time that 10% of the sales price has been collected, at which time it is fully earned; revenues from the sale of unconstructed mausoleums are recognized using the percentage-of-completion method of accounting while revenues from merchandise and services are recognized once such merchandise is delivered (title has transferred to the customer and the merchandise is either installed or stored, at the direction of the customer, at the vendor’s warehouse or a third-party warehouse at no additional cost to us) or services are performed.

In order to appropriately match revenue and expenses, the Company defers certain pre-need cemetery and prearranged funeral direct obtaining costs that vary with and are primarily related to the acquisition of new pre-need cemetery and prearranged funeral business. Such costs are accounted for under the provisions of ASC 944-720-25-1, and are expensed as revenues are recognized.

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

Merchandise Trusts

Pursuant to state law, a portion of the proceeds from pre-need sales of merchandise and services is put into trust (the “merchandise trust”) until such time that the Company meets the requirements for releasing trust principal, which is generally delivery of merchandise or performance of services. All investment earnings generated by the assets in the merchandise trusts (including realized gains and losses) are deferred until the associated merchandise is delivered or the services are performed. The fair value of the funds held in merchandise trusts at September 30, 2009 and December 31, 2008 was approximately $194.6 million and $161.6 million, respectively (see Note 5).

Perpetual Care Trusts

Pursuant to state law, a portion of the proceeds from the sale of cemetery property is required to be paid into perpetual care trusts. All principal must remain in this trust into perpetuity while interest and dividends may be released and used to defray cemetery maintenance costs, which are expensed as incurred. Earnings from the perpetual care trusts are recognized in current cemetery revenues. The fair value of funds held in perpetual care trusts at September 30, 2009 and December 31, 2008 was $186.1 million and $152.8 million, respectively (see Note 6).

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

Impairment of Long-Lived Assets

The Company monitors the recoverability of long-lived assets, including cemetery property, property and equipment and other assets, based on estimates using factors such as current market value, future asset utilization, business and regulatory climate and future undiscounted cash flows expected to result from the use of the related assets. The Company’s policy is to evaluate an asset for impairment when events or circumstances indicate that a long-lived asset’s carrying value may not be recovered. An impairment charge is recorded to write-down the asset to its fair value if the sum of future undiscounted cash flows is less than the carrying value of the asset. No impairment charges were recorded during the three and nine months ended September 30, 2009 and 2008.

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

Net Income per Unit

Basic net income per unit is determined by dividing net income, after deducting the amount of net income allocated to the general partner interest by the weighted average number of units outstanding during the period. Diluted net income per unit is calculated in the same manner as basic net income per unit, except that the weighted average number of outstanding units is increased to include the dilutive effect of outstanding unit options or phantom unit options.

Subsequent Events

The Company has evaluated potential subsequent events through November 9, 2009. There were no material subsequent events through this date.

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. This statement modifies the GAAP hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature. Effective July 2009, the FASB ASC, also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the Securities and Exchange Commission (“SEC”). The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance. The Codification is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation. This statement applies to financial statements beginning in the third quarter 2009. Accordingly, all accounting references contained herein have been updated to reflect the Codification and all SFAS references have been replaced with ASC references. In those cases when previous GAAP references related to specific paragraphs, we have referred specifically to that paragraph in the ASC reference. Broader references have been referenced to the most detailed level (topic, subtopic or section) applicable.

In April of 2009, the FASB issued ASC 320-10-65-1, which relates to investments in both debt and equity securities. ASC 320-10-65-1 amended previous guidance related to the determination of whether impairments in debt securities were other-than-temporary, and provides guidance as to which other-than-temporary impairments should be reflected in the income statement and which other-than-temporary impairments should be reflected in other comprehensive income. ASC 320-10-65-1 also modifies the presentation and disclosures related to both debt and equity securities. ASC 320-10-65-1 is effective for interim periods ending after June 15, 2009, and the Company has adopted it for second quarter of 2009. ASC 320-10-65-1 did not have a significant impact on the Company’s financial position or results of operations.

In April of 2009, the FASB issued ASC 825-10-65-1, which relates to financial instruments. ASC 825-10-65-1amends ASC 825-10-50-10 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. ASC 825-10-65-1 is effective for interim periods ending after June 15, 2009 and the Company adopted it for second quarter of 2009. ASC 825-10-65-1 did not have a significant impact on the Company’s financial statements.

In April of 2009, the FASB issued ASC 820-10-65-4, which relates to fair value measurements and disclosures. ASC 820-10-65-4 provides additional guidance in estimating fair value under ASC 820-10-5-1 when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. ASC 820-10-65-4 also provides additional guidance on circumstances that may indicate a transaction is not orderly. ASC 820-10-65-4 is effective for interim periods ending after June 15, 2009, and the Company adopted it for the second quarter of 2009. ASC 820-10-65-4 did not have a significant impact on the Company’s financial position or results of operations.

In May 2009, the FASB issued ASC 855-10-5-1, which relates to the accounting and reporting of subsequent events. ASC 855-10-5-1 modifies the definition of what qualifies as a subsequent event—those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued—and requires companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date. ASC 855-10-5-1 is effective for interim periods ending after June 15, 2009, and the Company adopted it for the second quarter of 2009. ASC 855-10-5-1 did not have a significant impact on the Company’s financial statements.

In December 2007, the FASB issued ASC 805, which relates to the accounting for business combinations. ASC 805 requires that acquirers in a business combination identify and record at fair value all of the assets and liabilities acquired as well as any non-controlling interest resulting from such business combination. Goodwill will be recognized when the fair value of consideration paid or transferred to the acquiree plus the fair value of any non-controlling interest exceeds the fair value of identified assets acquired less the fair value of liabilities assumed. A gain from a bargain purchase will be recognized when the fair value of consideration paid or transferred to the acquiree plus the fair value of any non-controlling interest is less than the fair value of identified assets acquired less the fair value of liabilities assumed. Gains from bargain purchases will be recognized in earnings in the period in which the acquisition occurs. ASC 805 also requires that costs incurred in a business transaction be recorded as an expense as opposed to part of the cost of the acquisition. ASC 805 provides the Company three options with regards to accumulated costs incurred and currently capitalized for acquisitions that had not as of yet been finalized prior to the adoption of ASC 805:

•	Immediately expense such costs;

•	Continue to carry such costs as an asset and immediately expense such costs upon the adoption of ASC 805; or

•	Account for the change as a change in accounting principle and restate prior year financial statements to reflect these costs as expenses in the period in which they occurred.

The Company adopted ASC 805 on January 1, 2009. At December 31, 2008, there was approximately $1.4 million in accumulated acquisition costs that had been capitalized and were included in “Other current assets” on the Company’s balance sheet. These costs were expensed in the first quarter of 2009 and are included on the Company’s income statement as part of “Acquisition related costs”.

In December 2007, the FASB issued ASC 810-10-65-1 which provides guidance for the accounting and reporting of non-controlling interests. ASC 810-10-65-1 states that accounting and reporting for minority interests will be recharacterized as non-controlling interests and classified as a component of equity. ASC 810-10-65-1applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. The Company adopted this guidance effective January 1, 2009. This adoption caused the Company to reclassify amounts previously shown as “Non-controlling interests in perpetual care trusts” to “Perpetual care trust corpus” and to include this amount in total liabilities rather than as a “Commitment and contingency.” The adoption of this standard had no effect on the Company’s partners capital, results of operations or liquidity.

In February 2008, the FASB issued ASC 260-10-5, which relates to earnings per share. Amongst other guidance, ASC 260-10-5 addresses earnings per share for master limited partnerships and states that a master limited partnership that contains incentive distribution rights (“IDR’s”) should classify said IDR’s as a separate class of units for which a separate earnings per unit calculation should be made. The Company adopted ASC 260-10-5 in the first quarter of 2009. The adoption of ASC 260-10-5 had no impact on the calculation of earnings per share as allocated to common unit holders.

In December 2008, the FASB issued ASC 810-10-50, which relates to disclosure requirements for consolidations. Amongst other things, ASC 810-10-50 requires public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. The Company adopted this guidance effective December 31, 2008. This adoption had no effect on the Company’s financial position, results of operations or liquidity.

In December 2008, the FASB issued ASC 820-10-35, which relates to the subsequent measurement of financial instruments. Amongst other things ASC 820-10-35 provides clarification for measuring fair value in a market that is not active. ASC 820-10-35 was effective upon issuance, including prior periods for which financial statements had not been issued. The Company’s adoption of ASC 820-10-35 for the year ended December 31, 2008 had no effect on its financial position, results of operations or liquidity.

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

2.	LONG-TERM ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

Long-term accounts receivable, net, consist of the following:

	December 31, 2008	September 30, 2009
	(in thousands)

Customer receivables	$102,145	$111,104
Unearned finance income	(12,983)	(14,884)
Allowance for contract cancellations	(13,763)	(14,078)

	75,399	82,142
Less: current portion—net of allowance	33,090	36,449

Long-term portion—net of allowance	$42,309	$45,693

Activity in the allowance for contract cancellations is as follows:

	For the nine months ended September 30,
	2008	2009
	(in thousands)

Balance—Beginning of period	$11,540	$13,763
Reserve on acquired contracts	1,710	—
Provision for cancellations	9,320	9,479
Charge-offs—net	(7,614)	(9,164)

Balance—End of period	$14,956	$14,078

3.	CEMETERY PROPERTY

Cemetery property consists of the following:

	December 31, 2008	September 30, 2009
	(in thousands)

Developed land	$26,558	$26,844
Undeveloped land	156,467	161,815
Mausoleum crypts and lawn crypts	45,474	46,260

Total	$228,499	$234,919

4.	PROPERTY AND EQUIPMENT

Major classes of property and equipment follow:

	December 31, 2008	September 30, 2009
	(in thousands)

Building and improvements	$44,801	$45,614
Furniture and equipment	29,210	30,009

	74,011	75,623
Less: accumulated depreciation	(24,396)	(27,592)

Property and equipment—net	$49,615	$48,031

5.	MERCHANDISE TRUST

At September 30, 2009, the Company’s merchandise trust consisted of the following types of assets:

•	Money Market Funds that invest in low risk short term securities;

•	Publicly traded mutual funds that invest in underlying debt securities;

•	Publicly traded mutual funds that invest in underlying equity securities;

•	Equity investments that are currently paying dividends or distributions. These investments include Real Estate Investment Trusts (“REIT’s”); Master Limited Partnerships and global equity securities;

•	Fixed maturity debt securities issued by various corporate entities;

•	Fixed maturity debt securities issued by the U.S. Government and U.S. Government agencies; and

•	Fixed maturity debt securities issued by U.S. states and local agencies.

All of these investments are classified as Available for Sale as defined by ASC 320-10-25-1. Accordingly, all of the assets are carried at fair value. All of these investments are considered to be either Level 1 or Level 2 assets as defined by ASC 820-10-35-(39 through 51H). At September 30, 2009, approximately 86.2% of these assets were Level 1 investments while approximately 13.8% were Level 2 assets.

The cost and market value associated with the assets held in the merchandise trust at December 31, 2008 and September 30, 2009 is as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
As of December 31, 2008	(in thousands)

Short-term investments	$26,911	$—	$—	$26,911
Fixed maturities:
U.S. Government and federal agency	5,554	90	(15)	5,629
U.S. State and local government agency	4,477	40	(44)	4,473
Corporate debt securities	3,593	50	(490)	3,153
Other debt securities	10,655	—	—	10,655

Total fixed maturities	24,279	180	(549)	23,910

Mutual funds—debt securities	38,260	—	(9,913)	28,347
Mutual funds—equity securities	96,176	—	(42,959)	53,217

Equity securities	43,881	—	(14,661)	29,220

Total	$229,507	$180	$(68,082)	$161,605

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
As of September 30, 2009	(in thousands)

Short-term investments	$10,647	$—	$—	$10,647
Fixed maturities:
U.S. Government and federal agency	8,531	64	(84)	8,511
U.S. State and local government agency	2,819	77	(24)	2,872
Corporate debt securities	3,979	150	(47)	4,082
Other debt securities	12,431	—	—	12,431

Total fixed maturities	27,760	291	(155)	27,896

Mutual funds—debt securities	55,364	17	(7,971)	47,410
Mutual funds—equity securities	96,810	—	(29,317)	67,493

Equity securities	44,363	2,969	(6,198)	41,134

Total	$234,944	$3,277	$(43,641)	$194,580

The contractual maturities of debt securities as of December 31, 2008 and September 30, 2009 is as follows:

	Less than 1 year	1 year through 5 years	5 years through 10 years	More than 10 years
As of December 31, 2008	(in thousands)

U.S. Government and federal agency	$242	$4,969	$418	$—
U.S. State and local government agency	1,105	1,496	1,270	602
Corporate debt securities	73	1,554	1,408	118
Other debt securities	10,655	—	—	—

Total fixed maturities	$12,075	$8,019	$3,096	$720

	Less than 1 year	1 year through 5 years	5 years through 10 years	More than 10 years
As of September 30, 2009	(in thousands)

U.S. Government and federal agency	$747	$5,844	$1,797	$123
U.S. State and local government agency	594	1,219	916	143
Corporate debt securities	53	1,578	2,376	75
Other debt securities	12,431	—	—	—

Total fixed maturities	$13,825	$8,641	$5,089	$341

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at December 31, 2008 and September 30, 2009 is presented below:

At December 31, 2008

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)

Fixed maturities:
U.S. Government and federal agency	$922	$15	$77	$—	$999	$15
U.S. State and local government agency	1,679	22	809	22	2,488	44
Corporate debt securities	1,162	241	1,069	249	2,231	490
Other debt securities	—	—	—	—	—	—

Total fixed maturities	3,763	278	1,955	271	5,718	549

Mutual funds—debt securites	7,196	583	21,151	9,330	28,347	9,913
Mutual funds—equity securites	14,136	15,397	39,081	27,562	53,217	42,959

Equity securities	9,974	5,606	18,552	9,055	28,526	14,661

Total	$35,069	$21,864	$80,739	$46,218	$115,808	$68,082

At September 30, 2009

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)

Fixed maturities:
U.S. Government and federal agency	$2,339	$69	$499	$15	$2,838	$84
U.S. State and local government agency	329	11	343	13	672	24
Corporate debt securities	730	6	641	41	1,371	47
Other debt securities	—	—	—	—	—	—

Total fixed maturities	3,398	86	1,483	69	4,881	155

Mutual funds—debt securites	—	—	44,509	7,971	44,509	7,971
Mutual funds—equity securites	—	—	67,493	29,317	67,493	29,317

Equity securities	134	7	32,514	6,191	32,648	6,198

Total	$3,532	$93	$145,999	$43,548	$149,531	$43,641

A reconciliation of the Company’s merchandise trust activities for the three and nine months ended September 30, 2009 is presented below:

Three months ended September 30, 2009

Market Value @ 6/30/2009	Net Contributions (Distributions)	Interest/ Dividends	Capital Gain Distributions	Realized Gain/ Loss	Taxes	Fees	Unrealized Change in Market Value	Change in Accrued Income	Market Value @ 9/30/2009
(in thousands)

$175,502	$3,060	$2,812	$—	$556	$80	$(463)	$12,650	$383	$194,580

Nine months ended September 30, 2009

Market Value @ 12/31/2008	Net Contributions (Distributions)	Interest/ Dividends	Capital Gain Distributions	Realized Gain/ Loss	Taxes	Fees	Unrealized Change in Market Value	Change in Accrued Income	Market Value @ 9/30/2009
(in thousands)

$161,605	$(1,409)	$7,488	$130	$553	$(629)	$(933)	$27,512	$263	$194,580

The Company made net deposits (withdrawals) into (out of) the trusts of approximately $3.1 million and ($1.4 million) during the three and nine months ended September 30, 2009. The Company made net deposits (withdrawals) into (out of) the trusts of approximately $2.3 million and ($11.8 million) during the three and nine months ended September 30, 2008. During the three months ended September 30, 2008, purchases and sales of securities available for sale included in trust investments were approximately $31.3 million and $23.7 million, respectively. During the three months ended September 30, 2009, purchases and sales of securities available for sale included in trust investments were approximately $57.5 million and $55.7 million, respectively. During the nine months ended September 30, 2008, purchases and sales of securities available for sale included in trust investments were approximately $258.5 million and $185.0 million, respectively. During the nine months ended September 30, 2009, purchases and sales of securities available for sale included in trust investments were approximately $125.0 million and $121.5 million, respectively.

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

With regards to the first consideration, the Company’s investment guidelines dictate that no securities that are in a loss position should be sold without the express consent of its senior financial management team. At September 30, 2009, the Company did not have the intent of selling any debt securities that were in a loss position.

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

	For the three months ended
	31-Dec-08	31-Mar-09	30-Jun-09	30-Sep-09
	(in thousands)

Beginning cost basis	$230,866	$229,507	$230,908	$232,185
Ending cost basis	229,507	230,908	232,185	239,944

Increase (decrease) in cost basis	(1,353)	1,401	1,277	2,759

Ending short-term investments	$26,911	$14,619	$16,130	$10,647

Ratio of ending short-term investments to decrease in cost basis	19.89	n/a	n/a	n/a

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

Equity Securities

•

The Company evaluates whether or not it has the intent and ability to hold a security until such time that it recovers its value. As the Company invests primarily for income, the Company would not normally divest of an impaired security unless there was a degradation in the income stream.

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

For the three months ended September 30, 2009, the Company determined that there were no additional other than temporarily impaired securities other than those previously recognized. This assessment was made based upon the following:

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

In the second quarter of 2009, the Company determined that other than temporary impairments in the amount of $50 thousand was due to an excess of the amortized cost of a single security exceeding the present value of future cash flows. Accordingly, the Company recognized this other than temporary impairment as a credit loss. There were no changes to the Company’s prior assessment of this security’s present value of future cash flows in the third quarter of this year and accordingly, no changes were recorded to the credit loss.

The table below rolls forward the total credit loss as of July 1, 2009 through September 30, 2009:

As of 30-Sep-09
(in thousands)
Beginning credit losses on debt securities	$50

Additional credit losses recognized during the period	—
Reduction in credit losses due to sales of securities	—
Reductions in credit losses due to the intent to sell impaired securities	—
Additional increases to credit losses previously recognized	—
Reductions in credit losses due to expected collected cash flows	—

Ending credit losses on debt securities	$50

6.	PERPETUAL CARE TRUSTS

At September 30, 2009, the Company’s perpetual care trust consisted of the following types of assets:

•	Money Market Funds that invest in low risk short term securities;

•	Publicly traded mutual funds that invest in underlying debt securities;

•	Publicly traded mutual funds that invest in underlying equity securities;

•	Equity investments that are currently paying dividends or distributions. These investments include REIT’s and Master Limited Partnerships;

•	Fixed maturity debt securities issued by various corporate entities;

•	Fixed maturity debt securities issued by the U.S. Government and U.S. Government agencies; and

•	Fixed maturity debt securities issued by U.S. states and local agencies.

All of these investments are classified as Available for Sale as defined by ASC 320-10-25-1. Accordingly, all of the assets are carried at fair value. All of these investments are considered to be either Level 1 or Level 2 assets as defined by ASC 820-10-35-(39 through 51H). At September 30, 2009, approximately 79.5% of these assets were Level 1 investments while approximately 20.5% were Level 2 assets.

The cost and market value associated with the assets held in perpetual care trusts at December 31, 2008 and September 30, 2009 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
As of December 31, 2008	(in thousands)

Short-term investments	$21,236	$—	$—	$21,236
Fixed maturities:
U.S. Government and federal agency	9,993	236	(10)	10,219
U.S. State and local government agency	8,462	87	(72)	8,477
Corporate debt securities	13,104	141	(2,024)	11,221
Other debt securities	572	—	—	572

Total fixed maturities	32,131	464	(2,106)	30,489

Mutual funds—debt securities	56,836	175	(19,113)	37,898
Mutual funds—equity securities	74,084	—	(34,042)	40,042

Equity Securities	31,926	—	(8,794)	23,132

Total	$216,213	$639	$(64,055)	$152,797

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
As of September 30, 2009	(in thousands)

Short-term investments	$8,322	$—	$—	$8,322
Fixed maturities:
U.S. Government and federal agency	20,233	340	(139)	20,434
U.S. State and local government agency	5,224	106	(87)	5,243
Corporate debt securities	15,080	655	(197)	15,538
Other debt securities	1,114	—	—	1,114

Total fixed maturities	41,651	1,101	(423)	42,329

Mutual funds—debt securities	67,036	1,480	(16,016)	52,500
Mutual funds—equity securities	74,684	—	(25,236)	49,448

Equity Securities	33,760	2,191	(2,446)	33,505

Total	$225,453	$4,772	$(44,121)	$186,104

The contractual maturities of debt securities as of December 31, 2008 and September 30, 2009 is as follows:

	Less than 1 year	1 year through 5 years	5 years through 10 years	More than 10 years
As of December 31, 2008	(in thousands)

U.S. Government and federal agency	$449	$9,743	$27	$—
U.S. State and local government agency	1,860	3,424	1,987	1,206
Corporate debt securities	268	4,773	5,527	653
Other debt securities	572	—	—	—

Total fixed maturities	$3,149	$17,940	$7,541	$1,859

	Less than 1 year	1 year through 5 years	5 years through 10 years	More than 10 years
As of September 30, 2009	(in thousands)

U.S. Government and federal agency	$1,391	$15,984	$2,392	$667
U.S. State and local government agency	1,407	2,570	938	328
Corporate debt securities	189	6,457	8,572	320
Other debt securities	1,114	—	—	—

Total fixed maturities	$4,101	$25,011	$11,902	$1,315

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at December 31, 2008 and September 30, 2009 held in perpetual care trusts is presented below:

At December 31, 2008

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)

Fixed maturities:
U.S. Government and federal agency	$346	$9	$165	$1	$511	$10
U.S. State and local government agency	3,529	58	547	14	4,076	72
Corporate debt securities	4,568	945	4,446	1,079	9,014	2,024
Other debt securities	—	—	—	—	—	—

Total fixed maturities	8,443	1,012	5,158	1,094	13,601	2,106

Mutual funds—debt securites	1,040	50	34,169	19,063	35,209	19,113
Mutual funds—equity securites	2,055	3,012	37,987	31,030	40,042	34,042

Equity securities	3,887	1,795	18,812	6,999	22,699	8,794

Total	$15,425	$5,869	$96,126	$58,186	$111,551	$64,055

At September 30, 2009

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)

Fixed maturities:
U.S. Government and federal agency	$4,076	$109	$920	$30	$4,996	$139
U.S. State and local government agency	1,207	68	450	19	1,657	87
Corporate debt securities	1,682	21	2,172	176	3,854	197
Other debt securities	—	—	—	—	—	—

Total fixed maturities	6,965	198	3,542	225	10,507	423

Mutual funds—debt securites	—	—	17,093	16,016	17,093	16,016
Mutual funds—equity securites	—	—	49,448	25,236	49,448	25,236

Equity securities	686	157	21,693	2,289	22,379	2,446

Total	$7,651	$355	$91,776	$43,766	$99,427	$44,121

A reconciliation of the Company’s perpetual care trust activities for the three and nine months ended September 30, 2009 is presented below:

Three months ended September 30, 2009

Market Value @ 6/30/2009	Net Contributions (Distributions)	Interest/ Dividends	Capital Gain Distributions	Realized Gain/ Loss	Taxes	Fees	Unrealized Change in Market Value	Change in Accrued Income	Market Value @ 9/30/2009
(in thousands)

$168,500	$(2,158)	$3,425	$—	$259	$(25)	$(484)	$16,698	$(111)	$186,104

Nine months ended September 30, 2009

Market Value @ 12/31/2008	Net Contributions (Distributions)	Interest/ Dividends	Capital Gain Distributions	Realized Gain/ Loss	Taxes	Fees	Unrealized Change in Market Value	Change in Accrued Income	Market Value @ 9/30/2009
(in thousands)

$152,797	$146	$10,177	$(5)	$(203)	$(52)	$(901)	$24,067	$78	$186,104

The Company made net deposits (withdrawals) into (out of) the trusts of approximately ($2.1 million) and $0.1 million during the three and nine months ended September 30, 2009. The Company made net (withdrawals) (out of) the trusts of approximately ($3.4 million) and ($8.6 million) during the three and nine months ended September 30, 2008. During the three months ended September 30, 2008, purchases and sales of securities available for sale included in trust investments were approximately $17.9 million and $17.8 million, respectively. During the three months ended September 30, 2009, purchases and sales of securities available for sale included in trust investments were approximately $34.9 million and $30.2 million, respectively. During the nine months ended September 30, 2008, purchases and sales of securities available for sale included in trust investments were approximately $155.5 million and $104.1 million, respectively. During the nine months ended September 30, 2009, purchases and sales of securities available for sale included in trust investments were approximately $102.7 million and $94.0 million, respectively.

The Company recorded income from perpetual care trusts of $2.7 million and $9.4 million for the three and nine months ended September 30, 2009 as compared to $2.9 million and $9.7 million during the same periods last year. This income is classified as cemetery revenues in the consolidated statements of operations.

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

For the three months ended September 30, 2009, the Company determined that there were no additional other than temporarily impaired securities other than those previously recognized. This assessment was made based upon the following:

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

In the second quarter of 2009, the Company determined that other than temporary impairments in the amount of $67 thousand was due to an excess of the amortized cost of a single security exceeding the present value of future cash flows. Accordingly, the Company recognized this other than temporary impairment as a credit loss. There were no changes to the Company’s prior assessment of this security’s present value of future cash flows in the third quarter of this year and accordingly, no changes were recorded to the credit loss.

The table below rolls forward the total credit loss as of July 1, 2009 through September 30, 2009:

As of 30-Sep-09
(in thousands)

Beginning credit losses on debt securities	$67

Additional credit losses recognized during the period	—
Reduction in credit losses due to sales of securities	—
Reductions in credit losses due to the intent to sell impaired securities	—
Additional increases to credit losses previously recognized	—
Reductions in credit losses due to expected collected cash flows	—

Ending credit losses on debt securities	$67

7.	LONG-TERM DEBT

The Company had the following outstanding debt at:

	December 31, 2008	September 30, 2009
	(in thousands)

Insurance premium financing	$432	$357
Vehicle Financing	80	58
Note payable—Greenlawn acquisition	—	1,400
Acquisition Credit Facility, due September 2012 (interest rate—Libor + 4.25%)	17,622	104,701
Revolving Credit Facility, due September 2012 (interest rate—Libor + 3.25%)	10,300	25,700
Series A senior secured notes, due 2009 (interest rate—Libor + 4.25%)	80,000	—
Series B senior secured notes, due 2012 (interest rate—11.00%)	35,000	35,000
Series C senior secured notes, due 2012 (interest rate—11.00%)	17,500	17,500

Total	160,934	184,716
Less current portion	80,478	4,809

Long-term portion	$80,456	$179,907

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

Included in the Company’s debt covenants is a Consolidated Leverage Ratio (the “Leverage Ratio”) that limits its ability to undertake additional debt financing. The Leverage Ratio compares the total of outstanding debt as of a given date to a calculation of EBITDA as defined in the Second Amendment during the prior 12 months. The Leverage Ratio must be less than or equal to 3.75 to 1.0 until March 31, 2010 and 3.50 to 1.0 thereafter. The Leverage Ratio at September 30, 2009 was 3.63.

The Company was in compliance with all debt covenants as of September 30, 2009.

In connection with the Second Amendment, the Company borrowed $63 million under the new Acquisition Facility commitments, which, together with the $17 million of the existing availability under the Acquisition Facility, were used to repay $80 million under the 7.66% Senior Secured Series A Notes due September 20, 2009 (“Series A Notes”). In addition, the Company borrowed $5.4 million under the Revolving Credit Facility, which was used to pay the accrued interest on the Series A Notes, fees to Bank of America, N.A., amendment fees to noteholders under the Second Amendment to NPA as well as various other fees and costs incurred in connection with these transactions. The Company requested a $5 million increase in the size of the Acquisition Facility to a maximum aggregate principal amount of $107.85 million. Pursuant to a Lender Joinder to the Credit Agreement dated June 24, 2009, Beneficial Mutual Savings Bank provided the commitment for such requested increase.

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

Under the Second Amendment to NPA, the Company was permitted to incur indebtedness pursuant to the Credit Agreement Documents not greater than $137.85 million, consisting of an Acquisition Facility not to exceed $102.85 million and a Revolving Facility not to exceed $35.0 million, provided that the Aggregate Credit Facility Cap was to be deemed increased up to $180 million and the Acquisition Facility Cap increased up to $145 million had the Company obtained commitments from additional lenders for up to $42.15 million within 120 days of April 30, 2009. The Aggregate Credit Facility Cap was to be increased up to $205 million, with the Acquisition Facility Cap increased up to $160 million and the Revolving Credit Facility Cap increased up to $45 million with the approval of the holders of at least a majority principal amount of the Shelf Notes, which was not be unreasonably withheld. Subsequently, in June of 2009, the Company obtained an additional commitment of $5.0 million on its Acquisition Facility and the necessary approvals to increase the Aggregate Credit Facility up to $205 million, with the Acquisition Facility Cap increased to $160 million and the revolving Facility Cap increased to $45 million.

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

The provision for income taxes for the three months ended September 30, 2009 and 2008 respectively is based upon the estimated annual effective tax rates expected to be applicable to the Company for 2009 and 2008, respectively.

Certain of the Company’s subsidiaries are subject to US federal income tax as well as multiple state jurisdictions. The effective tax rate fluctuates over time based on income tax rates in the various tax jurisdictions in which these subsidiaries operates and based on the level of earnings in those jurisdictions. Several entities of the Company were recently under examination by the Internal Revenue Service for its separate company US income tax returns for the year ended December 31, 2005. These audits were completed in the third quarter of 2009 with no impact to the financial statements. The Company is not currently under examination by any state jurisdictions. The federal statute of limitations and certain states are open from 2004 forward. Management believes that the accrual for tax liabilities is adequate for all open years. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. On the basis of present information, it is the opinion of the Company’s management that there are no pending assessments that will result in a material adverse effect on the Company’s condensed consolidated financial statements over the next twelve months.

The Company recognizes any interest accrued related to unrecognized tax benefits in interest expense and any penalties in operating expenses. The Company has not recorded any material interest or penalties during the three and nine months ended September 30, 2008 or 2009.

In the third quarter of 2009, the Company made certain changes to its corporate structure in order to maximize the value of net operating loss carryforwards. This restructure resulted in a one-time tax benefit of approximately $0.5 million.

9.	DEFERRED CEMETERY REVENUES – NET

At December 31, 2008 and September 30, 2009, deferred cemetery revenues, net, consisted of the following:

	December 31, 2008	September 30, 2009
	(in thousands)

Deferred cemetery revenue	$186,515	$214,798
Deferred merchandise trust revenue	32,557	34,943
Deferred merchandise trust revenue—credit losses	—	(50)
Deferred merchandise trust unrealized losses	(66,607)	(42,422)
Deferred pre-acquisition margin	67,615	67,215
Deferred cost of goods sold	(27,063)	(30,949)

Deferred cemetery revenues, net	$193,017	$243,535

Deferred selling and obtaining costs	$41,795	$48,109

Deferred selling and obtaining costs are carried as an asset on the condensed consolidated balance sheet in accordance with ASC 944-30-55-1.

10.	COMMITMENTS AND CONTINGENCIES

Legal

The Company is party to legal proceedings in the ordinary course of its business but does not expect the outcome of any proceedings, individually or in the aggregate, to have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Leases

At September 30, 2009, the Company was committed to operating lease payments for premises, automobiles and office equipment under various operating leases with initial terms ranging from one to five years and options to renew at varying terms. Expenses under operating leases were $0.5 million and $1.5 million for the three and nine months ended September 30, 2009, respectively, as compared to $0.4 million and $1.3 million during the same periods last year.

At September 30, 2009, operating leases will result in future payments in the following approximate amounts:

(in thousands)
2009	$561
2010	1,665
2011	1,485
2012	1,298
2013	1,167
Thereafter	3,897

Total	$10,073

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

Compensation expense recognized related to unit appreciation rights and restricted phantom unit awards for the three and nine months ended September 30, 2008 and 2009 are summarized in the table below:

	Three months ended September 30,
	2008	2009
	(in thousands)

Unit appreciation rights	$23	$12
Restricted phantom units	596	369

Total unit-based compensation expense	$619	$381

	Nine months ended September 30,
	2008	2009
	(in thousands)

Unit appreciation rights	$67	$37
Restricted phantom units	1,822	1,101

Total unit-based compensation expense	$1,889	$1,138

As of September 30, 2009, there were no more non-vested unit appreciation rights or non-vested restricted phantom units outstanding.

12.	ACQUISITIONS AND DIVESTITURES

During the nine months ended September 30, 2009, the Company, through certain of its subsidiaries, entered into three long-term operating agreements wherein the Company will become the exclusive operator of the underlying cemetery land. Two of these agreements were entered into during the second quarter of 2009, while the third was entered into during the third quarter of 2009.

These three cemeteries qualify as variable interest entities (“VIE”) as defined by ASC 810-10-15-(13 through 22). The Company is the primary beneficiary of these VIE’s.

ASC 810-10-15-(13 through 22) requires that VIE’s which are determined to be a business should be consolidated utilizing the provisions of ASC 805.

Based upon this, the Company has accounted for the initial consolidation of these properties as if it was a business combination and accordingly has done each of the following:

•	Identified and recorded at fair value all assets acquired and liabilities assumed (“fair value of net assets acquired”).

•	Determined the cost of the acquisition (“consideration paid”) of approximately $8.0 million.

•

Recorded as goodwill the excess of consideration paid over the fair value of net assets acquired or alternatively recorded as a gain (recognized as income) the excess of the net assets acquired over the fair value of consideration paid.

The Company has determined that there is no non-controlling interest related to this VIE.

The Company had not completed its evaluation of the fair value of the net assets acquired as of September 30, 2009. In accordance with ASC 805,, the Company has recorded the following provisional amounts related to the acquisition. These amounts will be prospectively adjusted as additional information related to the fair value of the net assets acquired is received.

(in thousands)
Assets:

Cemetery property	$6,912
Accounts receivable	895
Merchandise trusts, restricted, at fair value	3,128
Perpetual care trusts, restricted, at fair value	4,850
Inventory	419

Total assets	16,204

Liabilities

Deferred margin	1,828
Merchandise liabilities	1,576
Perpetual care trust corpus	4,850

Total liabilities	8,254

Fair value of net assets acquired	$7,950

The Company made four separate acquisitions during 2008 consisting of nine cemeteries and two funeral homes. The Company’s balance sheet at December 31, 2008 reflect purchase price allocations related to these acquisitions that had not as of yet been finalized. These purchase price allocations were re-estimated during the first quarter of 2009. There were no reallocations in the second or third quarter of 2009. While there was no change in the estimate of the fair value of net assets acquired, there were changes in the purchase price allocations of certain individual assets acquired.

The following table reconciles amounts originally recorded at December 31, 2008 to amounts recorded at September 30, 2009:

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

The Company sold a single funeral home during the nine months ended September 30, 2009. Proceeds received for the sale totaled approximately $0.5 million. The funeral home had a book value of less than $0.1 million at the time of the sale. The Company recognized a gain on this sale of approximately $0.4 million.

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

Segment information as of and for the three and nine months ended September 30, 2008 and 2009 is as follows:

As of and for the three months ended September 30, 2008

	Cemeteries			Funeral Homes
	Southeast	Northeast	West		Corporate	Adjustment	Total
	(in thousands)
Revenues
Sales	$16,240	$8,764	$6,544	$—	$—	$(4,986)	$26,561
Service and other	5,738	4,981	3,486	—	—	(786)	13,419
Funeral home	—	—	—	5,804	—	—	5,804

Total revenues	21,978	13,745	10,030	5,804	—	(5,772)	45,783

Costs and expenses
Cost of sales	3,561	1,800	1,178	—	—	(823)	5,716
Selling	5,058	2,747	1,877	—	294	(1,303)	8,673
Cemetery	4,616	3,489	2,795	—	13	—	10,913
General and administrative	2,715	1,563	1,183	—	24	—	5,485
Funeral home	—	—	—	4,593	—	—	4,593
Depreciation and amortization	392	237	125	277	356	—	1,387
Corporate	—	—	—	—	5,426	—	5,426

Total costs and expenses	16,342	9,836	7,158	4,870	6,113	(2,126)	42,193

Operating earnings	5,636	3,909	2,872	934	(6,113)	(3,646)	3,590

Interest expense	1,252	620	713	569	48	—	3,202

Earnings (losses) before taxes	$4,382	$3,289	$2,158	$365	$(6,161)	$(3,646)	$388

Supplemental information

Total assets	$329,607	$246,441	$144,715	$35,272	$15,278	$—	$771,313

Amortization of cemetery property	$748	$361	$119	$—	$—	$368	$1,596

Long lived asset additions	$3,994	$199	$(1,875)	$335	$130	$—	$2,783

As of and for the nine months ended September 30, 2008

	Cemeteries			Funeral Homes
	Southeast	Northeast	West		Corporate	Adjustment	Total
	(in thousands)
Revenues
Sales	$48,862	$25,490	$20,602	$—	$—	$(17,586)	$77,368
Service and other	18,669	16,148	11,145	—	—	(3,810)	42,152
Funeral home	—	—	—	17,612	—	—	17,612

Total revenues	67,531	41,638	31,747	17,612	—	(21,396)	137,133

Costs and expenses
Cost of sales	10,416	6,136	3,417	—	—	(2,965)	17,004
Selling	15,270	8,042	6,000	—	905	(4,417)	25,800
Cemetery	13,271	10,334	7,722	—	40	—	31,367
General and administrative	7,789	4,602	3,546	—	77	—	16,014
Funeral home	—	—	—	13,998	—	—	13,998
Depreciation and amortization	1,033	684	197	457	1,022	—	3,393
Corporate	—	—	—	—	16,443	—	16,443

Total costs and expenses	47,779	29,798	20,882	14,455	18,487	(7,382)	124,019

Operating earnings	19,752	11,840	10,865	3,157	(18,487)	(14,014)	13,114

Interest expense	3,863	2,020	1,979	1,613	46	—	9,521

Earnings (losses) before taxes	$15,889	$9,820	$8,886	$2,588	$(19,577)	$(14,014)	$3,593

Supplemental information

Total assets	$329,607	$246,441	$144,715	$35,272	$15,278	$—	$771,313

Amortization of cemetery property	$2,264	$2,017	$359	$—	$—	$341	$4,981

Long lived asset additions	$16,272	$728	$971	$1,097	$1,530	$—	$20,598

As of and for the three months ended September 30, 2009

	Cemeteries			Funeral Homes
	Southeast	Northeast	West		Corporate	Adjustment	Total
	(in thousands)
Revenues
Sales	$18,452	$8,442	$6,679	$—	$—	$(6,879)	$26,696
Service and other	7,205	4,890	3,296	—	—	(882)	14,509
Funeral home	—	—	—	5,381	—	—	5,381

Total revenues	25,657	13,332	9,975	5,381	—	(7,761)	46,587

Costs and expenses
Cost of sales	3,960	1,802	1,052	—	—	(1,098)	5,716
Selling	5,584	2,528	1,777	—	282	(1,440)	8,731
Cemetery	4,886	3,238	2,472	—	3	—	10,599
General and administrative	3,138	1,452	1,159	—	50	—	5,799
Funeral home	—	—	—	4,417	—	—	4,417
Depreciation and amortization	379	192	111	312	705	—	1,699
Acquisition related costs	—	—	—	—	(29)	—	(29)
Corporate	—	—	—	—	5,440	—	5,440

Total costs and expenses	17,947	9,212	6,571	4,729	6,451	(2,538)	42,373

Operating earnings	7,710	4,120	3,404	652	(6,451)	(5,223)	4,214

Gain on sale of funeral home	—	—	—	—	—	—	—
Interest expense	1,837	665	818	569	9	—	3,898
Earnings (losses) before taxes	$5,873	$3,455	$2,586	$83	$(6,460)	$(5,223)	$316

Supplemental information

Total assets	$362,497	$257,216	$156,855	$34,736	$19,217	$—	$830,521

Amortization of cemetery property	$813	$616	$99	$—	$—	$(114)	$1,414

Long lived asset additions	$2,179	$247	$96	$19	$20	$—	$2,561

As of and for the nine months ended September 30, 2009

	Cemeteries			Funeral Homes
	Southeast	Northeast	West		Corporate	Adjustment	Total
	(in thousands)
Revenues
Sales	$54,541	$25,613	$21,173	$—	$—	$(26,024)	$75,303
Service and other	20,298	16,255	9,731	—	—	(2,012)	44,272
Funeral home	—	—	—	17,412	—	—	17,412

Total revenues	74,839	41,868	30,904	17,412	—	(28,036)	136,987

Costs and expenses
Cost of sales	11,876	5,419	3,478	—	3	(4,102)	16,675
Selling	16,626	8,001	5,939	—	652	(6,042)	25,177
Cemetery	13,584	9,590	7,263	—	13	—	30,450
General and administrative	8,601	4,555	3,500	—	30	—	16,687
Funeral home	—	—	—	13,929	—	—	13,929
Depreciation and amortization	1,075	635	321	776	1,911	—	4,718
Acquisition related costs	—	—	—	—	2,099	—	2,099
Corporate	—	—	—	—	16,303	—	16,303

Total costs and expenses	51,762	28,200	20,501	14,705	21,011	(10,144)	126,038

Operating earnings	23,077	13,668	10,403	2,707	(21,011)	(17,892)	10,949

Gain on sale of funeral home	—	—	—	—	475	—	475
Interest expense	4,653	1,871	2,196	1,521	27	—	10,268

Earnings (losses) before taxes	$18,423	$11,797	$8,207	$1,186	$(20,564)	$(17,892)	$1,155

Supplemental information

Total assets	$362,497	$257,216	$156,855	$34,736	$19,217	$—	$830,521

Amortization of cemetery property	$2,471	$1,699	$502	$—	$—	$(43)	$4,629

Long lived asset additions	$7,420	$764	$583	$1,733	$209	$—	$10,709

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

Effective January 1, 2008, the Company simultaneously adopted ASC 820-10 and ASC 825-10. As per the provisions of ASC 825-10, the Company did not elect fair value measurement for any eligible assets or liabilities not previously recorded at fair value.

ASC 820-10 establishes a new framework for measuring fair value and expands related disclosures. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820-10 establishes a fair value hierarchy that gives the highest priority to observable inputs and the lowest priority to unobservable inputs. The three levels of the fair value hierarchy defined by ASC 820-10 are described below.

Level 1:	Quoted market prices available in active markets for identical assets or liabilities. The Company includes cash and cash equivalents, U.S. Government debt securities and publicly traded equity instruments and mutual funds in its level 1 investments.

Level 2:	Quoted prices in active markets for similar assets; quoted prices in non-active markets for identical or similar assets; inputs other than quoted prices that are observable. The Company includes U.S. state and municipal, corporate and other fixed income debt securities in its level 2 investments.

Level 3:	Any and all pricing inputs that are generally unobservable and not corroborated by market data.

The following table allocates the Company’s investments measured at fair value as of September 30, 2009.

Merchandise Trust

Description	Level 1	Level 2	Level 3
	(in thousands)
Assets

Short-term investments	$10,647	$—	$—

Fixed maturities:
U.S. government and federal agency	8,511	—	—
U.S. state and local government agency	—	2,872	—
Corporate debt securities	—	4,082	—
Other debt securities	—	12,431	—

Total fixed maturity investments	8,511	19,385	—

Mutual funds—debt securities	39,982	7,428	—
Mutual funds—equity securities	67,493	—	—

Equity securities	41,134	—	—

Total	$167,767	$26,813	$—

Perpetual Care Trust

Description	Level 1	Level 2	Level 3
	(in thousands)
Assets

Short-term investments	$8,322	$—	$—

Fixed maturities:
U.S. government and federal agency	20,434	—	—
U.S. state and local government agency	—	5,243	—
Corporate debt securities	—	15,538	—
Other debt securities	—	1,114	—

Total fixed maturity investments	20,434	21,895	—

Mutual funds—debt securities	36,286	16,214	—
Mutual funds—equity securities	49,448	—	—

Equity securities	33,505	—	—

Total	$147,995	$38,109	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The words “we,” “us,” “our,” “StoneMor,” the “Partnership,” the “Company” and similar words, when used in a historical context prior to the closing of the initial public offering of StoneMor Partners L.P. on September 20, 2004, refer to Cornerstone Family Services, Inc. (“Cornerstone”), (and, after its conversion, CFSI LLC), and its subsidiaries and thereafter refer to StoneMor Partners L.P. and its subsidiaries.

This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q (including the notes thereto).

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, including, but not limited to, information regarding the status and progress of our operating activities, the plans and objectives of our management, assumptions regarding our future performance and plans, and any financial guidance provided, as well as certain information in other filings with the SEC and elsewhere, are forward-looking statements within the meaning of Section 27A(i) of the Securities Act of 1933 and Section 21E(i) of the Securities Exchange Act of 1934. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “project,” “expect,” “predict,” and similar expressions identify these forward-looking statements. These forward-looking statements are made subject to certain risks and uncertainties that could cause actual results to differ materially from those stated, including, but not limited to, the following: uncertainties associated with future revenue and revenue growth; the effect of the current economic downturn; the impact of the Company's significant leverage on its operating plans; the ability of the Company to service its debt and pay distributions; the decline in the fair value of certain equity and debt securities held in the Company’s trusts; the Company's ability to attract, train and retain an adequate number of sales people; uncertainties associated with the volume and timing of pre-need sales of cemetery services and products; increased use of cremation; changes in political or regulatory environments, including potential changes in tax accounting and trusting policies; the Company's ability to successfully implement a strategic plan relating to producing operating improvement, strong cash flows and further deleveraging; uncertainties associated with the integration or the anticipated benefits of the Company’s recent acquisitions; the Company’s ability to complete and fund additional acquisitions; information disclosed within this Quarterly Report on Form 10-Q; and various other uncertainties associated with the deathcare industry and our operations in particular.

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

Organization and Historical Capitalization

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

Overview

Cemetery Operations

We are the second largest owner and operator of cemeteries in the United States. As of September 30, 2009, we operated 235 cemeteries in 24 states and in Puerto Rico. We own 218 of these cemeteries and operate the remaining 17 under long-term management agreements with non-profit cemetery corporations that own the cemeteries. As a result of the agreements and other control arrangements, we consolidate the results of the 17 managed cemeteries in our consolidated financial statements.

We sell cemetery products and services both at the time of death, which we refer to as at-need, and prior to the time of death, which we refer to as pre-need. Revenues from cemetery operations accounted for approximately 88.4% and 87.3% of our revenues during the three and nine months ended September 30, 2009, respectively, compared to 87.3% and 87.2% during the same periods last year.

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

Pre-need sales are usually made on an installment contract basis. Contracts are usually for a period not to exceed 60 months with payments of principal and interest required. For those contracts that do not bear a market rate of interest, the Company imputes such interest based upon the prime rate plus 75 basis points (this resulted in a rate of 4.75% for contracts entered into during the three and nine months ended September 30, 2009 and 9.0% for contracts entered into during the three and nine months ended September 30, 2008) in order to segregate the principal and interest component of the total contract value.

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

On January 1, 2009, we adopted ASC 805. Amongst other things, ASC 805 requires that costs incurred in acquisition related activities be expensed as incurred. Acquisition related costs include legal fees and other third party costs incurred in acquisition related activities.

Funeral Home Operations

As of September 30, 2009, we owned and operated 58 funeral homes. These properties are located within the contiguous United States. Twenty six of our 58 funeral homes are located on the grounds of cemeteries that we own.

We derive revenues at our funeral homes from the sale of funeral home merchandise, including caskets and related funeral merchandise, and services, including removal and preparation of remains, the use of our facilities for visitation, worship and performance of funeral services and transportation services. We sell these services and merchandise almost exclusively at the time of need utilizing salaried licensed funeral directors. Funeral home revenues accounted for approximately 11.6% and 12.7% of our revenues during the three and nine months ended September 30, 2009, respectively, compared to 12.7% and 12.8% during the same periods last year.

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

Business Developments

Significant business developments for the nine months ended September 30, 2009 include the following:

•

We entered into three long-term cemetery operating agreements during the nine months ended September 30, 2009. These operating agreements provide us with exclusive rights to operate the contracted cemeteries. Each operating agreement is for a term of 40 years and is cancellable by either party beginning after three years. See Note 12 of the Unaudited Condensed Consolidated Financial Statements for additional information related to these operating agreements.

•

On April 30, 2009, we (along with certain of our subsidiaries) and StoneMor GP LLC entered into the Second Amendment to Amended and Restated Credit Agreement with the lenders, and Bank of America, N.A., as Administrative Agent (the "Second Amendment"). In connection with the Second Amendment, on April 30, 2009, we also entered into the Second Amendment to Amended and Restated Note Purchase Agreement by us with StoneMor GP LLC and the noteholders (the "Second Amendment to NPA"). The terms and conditions of the Second Amendment and the Second Amendment to NPA are discussed more fully in Note 7 of the Unaudited Condensed Consolidated Financial Statements and under the heading “Liquidity and Capital Resources” included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We have seen some improvement in certain areas since that time. The ratio of the fair value to the amortized cost of our merchandise trust assets has improved to 82.8% at September 30, 2009 as compared to 70.4% at December 31, 2008. We were able to raise capital via the Second Amendment which was primarily used to pay off our Series A notes. The value of pre-need and at-need contracts written has not deteriorated and totals for the three and nine months ended September 30, 2009 generally outpace totals from the same period last year.

We will continue to monitor evolving economic conditions and plan accordingly.

Decline in Market Value of Trust Assets

We have a substantial portfolio of invested assets in both our merchandise trust and the perpetual care trust. Both trusts have a mix of cash and cash equivalents, fixed maturity debt securities and equity securities. A critical issue for us had been the decline in the fair value of equity and (to a lesser degree) fixed maturity debt securities held in our trusts. This decline took place primarily during the last six months of 2008. As of September 30, 2009, the fair value of our fixed maturity debt securities had recovered to the point where such value exceeds the cost of these assets in both our merchandise and perpetual care trusts. While the fair value of equity securities in these trusts continues to be less than their cost, the amount of this impairment has declined substantially during the first nine months of 2009.

Funds in our trusts are managed by third-party investment managers who are in turn monitored by a third-party investment advisor selected by our Trust and Compliance Committee. The third-party investment advisor is providing the committee with frequent updates on the performance of the investments. We will continue to monitor performance closely. See “Item 3. Quantitative and Qualitative Disclosure About Market Risk” for more information.

The perpetual care trust and merchandise trust serve vastly different purposes and the risks and implications of changes in trust asset values are dissimilar.

Perpetual Care Trust

Pursuant to state law, a portion of the proceeds from the sale of cemetery property must be deposited into a perpetual care trust.

The perpetual care trust principal does not belong to us and must remain in the trust into perpetuity. We consolidate the trust into our financial statements in accordance with ASC 810-10-15-(13 through 22) because the trust is considered a variable interest entity for which we are the primary beneficiary.

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

Our primary risk related to the assets in the perpetual care trust relate to the interest and dividends paid and released to us and used to defray cemetery maintenance costs. Any material reduction in this income stream could have a material effect on our financial condition, results of operations and liquidity. We have not seen any material degradation of this revenue stream due to the recent economic downturn. Interest income earned on perpetual care trust assets was approximately $2.7 million and $9.3 million during the three and nine months ended September 30, 2009, respectively, as compared to $2.9 million and $9.7 million during the same periods last year.

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

A decline in the market value of the assets in the merchandise trust could ultimately impair our profitability and resulting financial position and liquidity should we be forced to liquidate such assets at an amount significantly below our original expectation, which is ultimately asset cost.

We mitigate this risk by ensuring that a sufficient portion of trust assets is invested in cash and cash equivalents that do not have significant risk to principal. We can then manage trust assets so that released amounts are liquidated from this pool as opposed to any pool of impaired assets.

At September 30, 2009, the merchandise trust had approximately $10.6 million in cash and cash equivalents. This amount functions to mitigate the risk of liquidating impaired assets. In evaluating the sufficiency of this amount as to its effectiveness in mitigating the risk of liquidating impaired assets, we have considered the net inflows and outflows of cash into the trust in recent prior periods. These net inflows and outflows are a function of both sales originations and the corresponding trust deposits and meeting the criteria for releasing funds. Total net cash inflows into the merchandise trust for the nine months ended September 30, 2009 were approximately $4.6 million.

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

Net Income, Operating Cash Flows and Partner Distributions

The table below details net income, operating cash flows and partner distributions made during the three and nine months ended September 30, 2008 and 2009 respectively:

	Three months ended September 30,
	2008	2009
	(in thousands)

Net income	$335	$1,400
Operating cash flows	10,065	6,619
Partner distributions	6,481	6,814

	Nine months ended September 30,
	2008	2009
	(in thousands)

Net income	$3,025	$2,174
Operating cash flows	19,095	14,723
Partner distributions	18,896	20,440

Cash flows from operations during the nine months ended September 30, 2009 ($14.7 million, respectively) significantly outpaced our net income ($2.2 million) during the same periods. This is in large part attributable to the fact that various cash inflows for payments of amounts due under pre-need sales contracts were not as of yet recognized as revenues as we had not met the delivery criteria for revenue recognition. Although there is no assurance, we expect that the trend of operating cash flows outpacing net income will continue into the foreseeable future.

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

The allowance for cancellations is established based upon our estimate of expected cancellations and historical experiences and is currently approximately 10% of total contract values. Future cancellation rates may differ from this current estimate. We will continue to evaluate cancellation rates and will make changes to the estimate should the need arise. Actual cancellations did not vary significantly from the estimates of expected cancellations at December 31, 2008 and September 30, 2009, respectively.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. This statement modifies the GAAP hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature. Effective July 2009, the FASB ASC, also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance. The Codification is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation. This statement applies to financial statements beginning in third quarter of 2009. Accordingly, all accounting references contained herein have been updated to reflect the Codification and all SFAS references have been replaced with ASC references. In those cases when previous GAAP references related to specific paragraphs, we have referred specifically to that paragraph in the ASC. Broader references have been referred to the most detailed level (topic, subtopic or section) applicable.

In April of 2009, the FASB issued ASC 320-10-65-1, which relates to investments in both debt and equity securities. ASC 320-10-65-1 amended previous guidance related to the determination of whether impairments in debt securities were other-than-temporary, and provides guidance as to which other-than-temporary impairments should be reflected in the income statement and which other-than-temporary impairments should be reflected in other comprehensive income. ASC 320-10-65-1 also modifies the presentation and disclosures related to both debt and equity securities. ASC 320-10-65-1 is effective for interim periods ending after June 15, 2009, and we adopted it for the second quarter of 2009. ASC 320-10-65-1 did not have a significant impact on our financial position or results of operations.

In April of 2009, the FASB issued ASC 825-10-65-1, which relates to financial instruments. ASC 825-10-65-1amends ASC 825-10-50-10 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. ASC 825-10-65-1 is effective for interim periods ending after June 15, 2009 and we adopted it for second quarter of 2009. ASC 825-10-65-1 did not have a significant impact on our financial statements.

In April of 2009, the FASB issued ASC 820-10-65-4, which relates to fair value measurements and disclosures. ASC 820-10-65-4 provides additional guidance in estimating fair value under ASC 820-10-5-1 when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. ASC 820-10-65-4 also provides additional guidance on circumstances that may indicate a transaction is not orderly. ASC 820-10-65-4 is effective for interim periods ending after June 15, 2009, and we adopted it for the second quarter of 2009. ASC 820-10-65-4 did not have a significant impact on our financial position or results of operations.

In May 2009, the FASB issued ASC 855-10-5-1, which relates to the accounting and reporting of subsequent events. ASC 855-10-5-1 modifies the definition of what qualifies as a subsequent event—those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued—and requires companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date. ASC 855-10-5-1 is effective for interim periods ending after June 15, 2009, and we adopted it for the second quarter of 2009. ASC 855-10-5-1 did not have a significant impact on our financial statements.

In December 2007, the FASB issued ASC 805, which relates to the accounting for business combinations. ASC 805 requires that acquirers in a business combination identify and record at fair value all of the assets and liabilities acquired as well as any non-controlling interest resulting from such business combination. Goodwill will be recognized when the fair value of consideration paid or transferred to the acquiree plus the fair value of any non-controlling interest exceeds the fair value of identified assets acquired less the fair value of liabilities assumed. A gain from a bargain purchase will be recognized when the fair value of consideration paid or transferred to the acquiree plus the fair value of any non-controlling interest is less than the fair value of identified assets acquired less the fair value of liabilities assumed. Gains from bargain purchases will be recognized in earnings in the period in which the acquisition occurs. ASC 805 also requires that costs incurred in a business transaction be recorded as an expense as opposed to part of the cost of the acquisition. ASC 805 provides the Company with three options with regards to accumulated costs incurred and currently capitalized for acquisitions that had not as of yet been finalized prior to the adoption of ASC 805:

•	Immediately expense such costs;

•	Continue to carry such costs as an asset and immediately expense such costs upon the adoption of ASC 805; or

•	Account for the change as a change in accounting principle and restate prior year financial statements to reflect these costs as expenses in the period in which they occurred.

We adopted ASC 805 on January 1, 2009. At December 31, 2008, there was approximately $1.4 million in accumulated acquisition costs that had been capitalized and were included in “Other current assets” on our balance sheet. These costs were expensed in the first quarter of 2009 and are included on our income statement as part of “Acquisition related costs”.

In December 2007, the FASB issued ASC 810-10-65-1 which provides guidance for the accounting and reporting of non-controlling interests. ASC 810-10-65-1 states that accounting and reporting for minority interests will be recharacterized as non-controlling interests and classified as a component of equity. ASC 810-10-65-1applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. We adopted this guidance effective January 1, 2009. This adoption caused us to reclassify amounts previously shown as “Non-controlling interests in perpetual care trusts” to “Perpetual care trust corpus” and to include this amount in total liabilities rather than as a “Commitment and contingency” The adoption of this standard had no effect on our partners capital, results of operations or liquidity.

In February 2008, the FASB issued ASC 260-10-5, which relates to earnings per share. Amongst other guidance, ASC 260-10-5 addresses earnings per share for master limited partnerships and states that a master limited partnership that contains incentive distribution rights (“IDR’s”) should classify said IDR’s as a separate class of units for which a separate earnings per unit calculation should be made. We adopted ASC 260-10-5 in the first quarter of 2009. The adoption of ASC 260-10-5 had no impact on the calculation of earnings per share as allocated to common unit holders.

In December 2008, the FASB issued ASC 810-10-50, which relates to disclosure requirements for consolidations. Amongst other things, ASC 810-10-50 requires public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. We adopted this guidance effective December 31, 2008. This adoption had no effect on our financial position, results of operations or liquidity.

In December 2008, the FASB issued ASC 820-10-35, which relates to the subsequent measurement of financial instruments. Amongst other things ASC 820-10-35 provides clarification for measuring fair value in a market that is not active. ASC 820-10-35 was effective upon issuance, including prior periods for which financial statements had not been issued. Our adoption of ASC 820-10-35 for the year ended December 31, 2008 had no effect on our financial position, results of operations or liquidity.

Results of Operations – Segments

Three Months Ended September 30, 2009 Compared to the Three Months ended September 30, 2008

Cemetery Segments

Our cemetery operations are disaggregated into three different geographically based segments. We have chosen this level of disaggregation due to the fact that a) each reportable segment has unique characteristics that set it apart from each other; b) we have organized our management personnel at these operational levels; and c) this is the level at which our chief decision makers and other senior management evaluate performance.

We account for and analyze the results of operations for each of these segments on a basis of accounting that is different from generally accepted accounting principals in so much that we record revenues and related expenses based upon the value of contracts written rather than upon the delivery of merchandise and services. We reconcile these non-GAAP accounting results of operations to GAAP based amounts at the consolidated level. This reconciliation is included in Note 13 to the financial statements included in this Quarterly Report on Form 10-Q.

The method of accounting we utilize to analyze our segment results of operations provides for a production based view of our business. Accordingly, the ensuing segment discussion is on a basis of accounting that differs from generally accepted accounting principles. We believe that this method allows for a critical understanding of any economic value added during a given period of time.

Cemetery Operations – Southeast

The table below compares the results of operations for our Cemetery Operations – Southeast for the three months ended September 30, 2009 as compared to the same period last year:

	Three months ended September 30,
	2008	2009	Change ($)	Change (%)
	(In thousand’s)
	(non-GAAP)
Total revenues	$21,978	$25,657	$3,679	16.7%
Total costs and expenses	16,342	17,947	1,605	9.8%

Operating earnings	5,636	7,710	2,074	36.8%

Interest expense	1,252	1,837	585	46.7%

Earnings (losses) before taxes	$4,384	$5,873	$1,489	34.0%

Revenues

Revenues for Cemetery Operations – Southeast were $25.7 million for the three months ended September 30, 2009, an increase of $3.7 million, or 16.7%, compared to $22.0 million during the same period last year.

The increase was broad based, with increases in the value of pre-need contracts written ($1.9 million), at-need contracts written ($0.9 million) and investment income from trusts ($0.8 million).

Total costs and expenses

Total costs and expenses for Cemetery Operations – Southeast were $17.9 million for the three months ended September 30, 2009, an increase of $1.6 million, or 9.8%, compared to $16.3 million during the same period last year.

The increase was primarily related to:

•

A $0.4 million increase in cost of goods sold. This was directly attributable to the corresponding increase in the value of pre-need and at-need contracts written. The ratio of cost of goods sold to the total value of contracts written actually declined by 50 basis points to 15.4% during the three months ended September 30, 2009 as compared to 15.9% during the same period last year.

•

A $0.5 million increase in selling expenses. This was also directly attributable to the corresponding increase in the value of pre-need and at-need contracts written. The ratio of selling expenses to the total value of contracts written actually declined by 80 basis points to 21.8% during the three months ended September 30, 2009 as compared to 22.6% during the same period last year.

•	A $0.3 million increase in cemetery expenses. The increase was due to a corresponding increase in labor costs. Other cemetery expenses were essentially flat.

•	A $0.4 million increase in general and administrative expenses. This was primarily due to a $0.2 million increase in labor costs and a $0.2 million increase in insurance.

Interest Expense

Interest expense for Cemetery Operations – Southeast was $1.8 million for the three months ended September 30, 2009, an increase of $0.5 million, or 46.7%, compared to $1.3 million during the same period last year. This was primarily due to an overall increase in corporate wide interest expense which in turn was primarily due to an increase in total debt outstanding.

Cemetery Operations – Northeast

The table below compares the results of operations for our Cemetery Operations – Northeast for the three months ended September 30, 2009 as compared to the same period last year:

	Three months ended
	September 30,
	2008	2009	Change ($)	Change (%)
	(In thousand’s)
	(non-GAAP)
Total revenues	$13,745	$13,332	$(413)	-3.0%
Total costs and expenses	9,836	9,212	(624)	-6.3%

Operating earnings	3,909	4,120	211	5.4%

Interest expense	620	665	45	7.3%

Earnings (losses) before taxes	$3,289	$3,455	$166	5.0%

Revenues

Revenues for Cemetery Operations – Northeast were $13.3 million for the three months ended September 30, 2009, a decrease of $0.4 million, or 3.0%, compared to $13.7 million during the same period last year.

The decrease was primarily due to a $0.3 million decrease in both the value of at-need contracts written and investment income from trusts offset by a $0.2 million increase in other income.

Total costs and expenses

Total costs and expenses for Cemetery Operations – Northeast were $9.2 million for the three months ended September 30, 2009, a decrease of $0.6 million, or 6.3%, compared to $9.8 million during the same period last year.

The decrease was primarily related to:

•

A $0.2 million decrease in selling expense. While this was somewhat attributable to the corresponding decrease in the value of at-need contracts written, there was also a gain in efficiency as evidenced by a 100 basis point decline in the ratio of selling expenses to revenues to 19.0% during the three months ended September 30, 2009 as compared to 20.0% during the same period last year.

•	A $0.3 million decrease in cemetery expenses. The decrease was primarily due to a $0.2 million decrease in labor costs. Other changes were not material.

Interest Expense

Interest expense for Cemetery Operations – Northeast was $0.7 million for the three months ended September 30, 2009, a slight increase of $0.1 million, or 7.3%, compared to $0.6 million during the same period last year. This was primarily due to an overall increase in corporate wide interest expense which in turn was primarily due to an increase in total debt outstanding offset by a decline in the percentage of total consolidated interest allocated to the Northeast region. This allocation is based upon projected revenues.

Cemetery Operations – West

The table below compares the results of operations for our Cemetery Operations – West for the three months ended September 30, 2009 as compared to the same period last year:

	Three months ended
	September 30,
	2008	2009	Change ($)	Change (%)
	(In thousand’s)
	(non-GAAP)
Total revenues	$10,030	$9,975	$(55)	-0.5%
Total costs and expenses	7,158	6,571	(587)	-8.2%

Operating earnings	2,872	3,404	532	18.5%

Interest expense	713	818	105	14.7%

Earnings (losses) before taxes	$2,158	$2,586	$428	19.8%

Revenues

Revenues for Cemetery Operations – West were $10.0 million for both the three months ended September 30, 2009 and during the same period last year. There was a $0.5 million increase in the value of pre-need contracts written offset by a $0.5 decrease in the value of at-need contracts written.

Total costs and expenses

Total costs and expenses for Cemetery Operations – West were $6.6 million for the three months ended September 30, 2009, a decrease of $0.6 million, or 8.2%, compared to $7.2 million during the same period last year.

The decrease was primarily related to:

•

A $0.1 million decrease in the cost of goods sold. A change in product mix on the value of contracts written led to decrease in the ratio of cost of goods sold to revenue to 10.5% during the three months ended September 30, 2009 as compared to 11.7% during the same period last year.

•

A $0.1 million decrease in selling expense. There was a slight gain in efficiency as evidenced by a 90 basis point decline in the ratio of selling expenses to revenues to 17.8% during the three months ended September 30, 2009 as compared to 18.7% during the same period last year.

•	A $0.3 million decrease in cemetery expenses. The decrease was primarily due to a $0.2 million decrease in utilities and a $0.1 million decrease in cemetery maintenance.

Interest Expense

Interest expense for Cemetery Operations – West was $0.8 million for the three months ended September 30, 2009, an increase of $0.1 million, or 14.7%, compared to $0.7 million during the same period last year. This was primarily due to an overall increase in corporate wide interest expense which in turn was primarily due to an increase in total debt outstanding.

Funeral Home Segment

Unlike our cemetery operations segment, there is no substantial lag between the sale and delivery of funeral home product and services. Accordingly, the production based view and resulting numbers that management utilizes to analyze our funeral home business does not differ from GAAP accounting for this segment.

The table below compares the results of operations for our Funeral Home segment for the three months ended September 30, 2009 as compared to the same period last year:

	Three months ended
	September 30,
	2008	2009	Change ($)	Change (%)
	(In thousand’s)
Total revenues	$5,804	$5,381	$(423)	-7.3%
Total costs and expenses	4,870	4,729	(141)	-2.9%

Operating earnings	934	652	(282)	-30.2%

Interest expense	569	569	—	0.0%

Earnings (losses) before taxes	$365	$83	$(282)	-77.3%

Revenues

Revenues for the Funeral Home segment were $5.4 million for the three months ended September 30, 2009, a decrease of $0.4 million, or 7.3%, compared to $5.8 million during the same period last year.

The decrease was primarily attributable to a $0.2 million decrease in pre-need revenues, a $0.1 million decrease in at-need revenues and a $0.1 million decrease in other revenues.

Total costs and expenses

Total costs and expenses as shown herein are consist of both funeral home expenses as shown on the face of the income statement and depreciation and amortization allocated to the Funeral Home segment. Total costs and expenses for the Funeral Home segment were $4.7 million for the three months ended September 30, 2009, a decrease of $0.2 million, or 2.9%, compared to $4.9 million during the same period last year.

The decrease was primarily related to a $0.1 decrease in personnel expenses and a $0.1 million decrease in general and administrative costs.

Operating earnings

Operating earnings for the Funeral Home segment were $0.7 million for the three months ended September 30, 2009, a decrease of $0.2 million, or 30.2%, as compared to $0.9 million during the same period last year. The $0.4 million revenue decrease was offset by the $0.2 million cost and expense decrease.

Interest Expense

Interest expense for the Funeral Home segment was $0.6 million for both the three months ended September 30, 2009 and for the same period last year.

Corporate Segment

Amounts allocated to the Corporate segment include each of the following:

•	Miscellaneous selling, cemetery and general administrative expenses that are not allocable to other operating segments.

•	Various home office and other expenses. These expenses equal the total corporate expenses as shown on the face of the income statement.

•	Certain depreciation and amortization expenses.

•	Gains and losses and purchases and sales of cemetery and funeral home properties.

•	Acquisition related costs.

The table below details expenses incurred by the Corporate segment for the three months ended September 30, 2009 and for the same period last year:

	Three months ended
	September 30,
	2008	2009	Change ($)	Change (%)
	(In thousand’s)
Selling, cemetery and general and administrative expenses	$331	$335	$4	1.2%
Depreciation and amortization	356	705	349	98.0%
Acquisition related costs	0	(29)	(29)	n/a

Corporate expenses

Corporate personnel expenses	2,520	2,562	42	1.7%
Other corporate expenses	2,906	2,878	(28)	-1.0%

Total corporate expenses	5,426	5,440	14	0.3%

Operating loss	$6,113	$6,451	338	5.5%

Interest expense	48	9	(39)	-81.3%

Losses before taxes	$6,161	$6,460	$299	4.9%

Personnel expenses as a % of segment revenues (1)	4.9%	4.7%
Other expenses as a % of segment revenues (1)	5.6%	5.2%

Total expenses as a % of segment revenue (1)	10.5%	10.0%

(1)	As noted in the cemetery segment sections, segment revenue is measured utilizing non-GAAP amounts. This ratio is based upon such non-GAAP amounts.

Changes to selling, cemetery and general administrative expenses that were were allocated to the Corporate segment were immaterial during the three months ended September 30, 2009 as compared to the same period last year.

Total corporate expenses were $5.4 million during both the three months ended September 30, 2009 and the same period last year. The level of corporate expenses as a percentage of revenues as measured at the segment level declined to 10.0% for the three months ended September 30, 2009 as compared to 10.5% during the same period last year.

Reconciliation of Segment Results of Operations to Consolidated Results of Operations

As discussed in the segment sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, cemetery revenues and their associated costs as reported at the segment level are deferred until such time that we meet the delivery component for revenue recognition.

Periodic consolidated revenues reflect the amount of total merchandise and services which were delivered during the period. Accordingly, period over period changes to revenues can be impacted by:

•

Changes in the value of contracts written and other revenues generated during a period that are delivered in their period of origin and are recognized as revenue and not deferred as of the end of their period of origination.

•	Changes in merchandise and services that are delivered during a period that had been originated during a prior period.

The table below analyzes results of operations and the changes therein for the three months ended September 30, 2009 as compared to the same period last year. The table is structured so that our readers can determine whether changes were based upon changes in the level of merchandise and services and other revenues generated during each period and/ or changes in the timing of when merchandise and services were delivered:

	Three months ended September 30, 2008			Three months ended September 30, 2009
	(in thousand’s)			(in thousand’s)
	Segment Results (non-GAAP)	Changes in Deferred Revenues and Expenses	GAAP Results	Segment Results (non-GAAP)	Changes in Deferred Revenues and Expenses	GAAP Results	Change in GAAP results ($)	Change in GAAP results (%)
Revenues
Pre-need cemetery revenues	$23,782	$(4,982)	$18,800	$25,964	$(5,033)	$20,931	$2,131	11.3%
At-need cemetery revenues	15,419	(11)	15,408	15,286	(1,850)	13,436	(1,972)	-12.8%
Investment income from trusts	5,034	(953)	4,081	5,793	(979)	4,814	733	18.0%
Interest income	1,442	—	1,442	1,606	—	1,606	164	11.4%
Funeral home revenues	5,804	—	5,804	5,381	—	5,381	(423)	-7.3%
Other cemetery revenues	75	173	248	317	102	419	171	69.0%

Total revenues	51,556	(5,773)	45,783	54,347	(7,760)	46,587	804	1.8%

Costs and expenses
Cost of goods sold	6,539	(824)	5,715	6,814	(1,098)	5,716	1	0.0%
Cemetery expense	10,914	—	10,914	10,599	—	10,599	(315)	-2.9%
Selling expense	9,977	(1,303)	8,674	10,172	(1,439)	8,733	59	0.7%
General and administrative expense	5,484	—	5,484	5,797	—	5,797	313	5.7%
Corporate overhead	5,426		5,426	5,440	—	5,440	14	0.3%
Depreciation and amortization	1,387	—	1,387	1,700		1,700	313	22.6%
Funeral home expense	4,593		4,593	4,417	—	4,417	(176)	-3.8%
Acquisition related costs	—	—	—	(26)	—	(26)	(26)	n/a

Total costs and expenses	44,320	(2,127)	42,193	44,913	(2,537)	42,373	180	0.4%

Operating profit	7,236	(3,646)	3,590	9,434	(5,223)	4,214	624	17.4%

Gain on sale of funeral home	—	—	—	—	—	—	—	n/a

Interest expense	3,202	—	3,202	3,898	—	3,898	696	21.7%

Income before taxes	4,034	(3,646)	388	5,536	(5,223)	316	(72)	-18.6%

State income taxes	67	—	67	195	—	195	128	191.0%
Federal income taxes	(14)	—	(14)	(1,279)	—	(1,279)	(1,265)	9035.7%

Total income taxes	53	—	53	(1,084)	—	(1,084)	(1,137)	-2145.3%

Net income	$3,981	$(3,646)	$335	$6,620	$(5,223)	$1,400	$1,065	317.9%

Revenues

Pre-need cemetery revenues were $20.9 million for the three months ended September 30, 2009, an increase of $2.1 million, or 11.3%, as compared to $18.8 million during the same period last year. The change in deferred revenue during the three months ended September 30, 2009 ($5.0 million) was essentially identical to the change in deferred revenue during the same period last year. The overall increase in revenue was primarily caused by an increase in the delivery of pre-need markers ($0.8 million), lots ($0.8 million), vaults ($0.8 million), grave openings ($0.7 million) and grave installations ($0.7 million) offset by a decrease in the delivery of mausoleums ($1.7 million).

At-need cemetery revenues were $13.4 million for the three months ended September 30, 2009, a decrease of $2.0 million, or 12.8%, as compared to $15.4 million during the same period last year. The change was not related to a downturn in sales as evidenced by the slight increase in segment level revenues ($0.1 million) but rather a change in the delivery of sold items as evidenced by the $1.8 million change in deferred revenue. This decrease was primarily caused by a decrease in the delivery of at-need markers ($1.5 million) and bases ($0.3 million).

Investment income from trusts was $4.8 million for the three months ended September 30, 2009, an increase of $0.7 million, or 18.0%, as compared to $4.1 million during the same period last year. The increase was primarily related to realized gains on the sale of invested assets in the three months ended September 30, 2009.

Interest income on accounts receivable was $1.6 million for the three months ended September 30, 2009, an increase of $0.2 million, or 11.4%, as compared to $1.4 million during the same period last year. The change was related to the continued increase in the value of contracts written, which is in turn reflected in the continuing increase in revenues as recorded at the segment level.

Revenues for the Funeral Home segment were $5.4 million for the three months ended September 30, 2009, a decrease of $0.4 million, or 7.3%, compared to $5.8 million during the same period last year. The decrease was primarily attributable to a $0.2 million decrease in pre-need revenues, a $0.1 million decrease in at-need revenues and a $0.1 million decrease in other revenues.

Other cemetery revenues were $0.4 million for the three months ended September 30, 2009, an increase of $0.2 million, or 69.0%, as compared to $0.2 million during the same period last year. Other cemetery revenues include miscellaneous items that are not grouped with our other cemetery merchandise and services.

Costs and Expenses

Cost of goods sold were $5.7 million during both the three months ended September 30, 2009 and during the same period last year. There was a slight improvement in the ratio of cost of goods sold to pre-need and at-need cemetery revenues at both the segment level (16.5% during the three months ended September 30, 2009 as compared to 16.7% during the same period last year) and at the consolidated level (16.6% during the three months ended September 30, 2009 as compared to 16.7% during the same period last year).

Cemetery expenses were $10.6 million during the three months ended September 30, 2009, a decrease of $0.3 million, or 2.9%, compared to $1.0 million during the same period last year. The decrease was primarily attributable to the Expense Reduction Initiative introduced during the first quarter of 2009. Cemetery expenses relate to the current costs of managing and maintaining our cemetery properties. These costs are expensed as incurred and are not deferred. Accordingly, from a margin standpoint, the most effective gauge of measuring cemetery expenses is as a ratio of segment level pre-need and at-need cemetery revenues. The ratio of cemetery expenses to segment level pre-need and at-need cemetery revenues was 25.7% during the three months ended September 30, 2009 as compared to 27.8% during the same period last year.

Selling expenses were $8.7 million during both the three months ended September 30, 2009 and during the same period last year. There was a slight improvement in the ratio of selling expenses to pre-need and at-need cemetery revenues at the segment level (24.7% during the three months ended September 30, 2009 as compared to 25.4% during the same period last year) while the ratio at the consolidated level remained stable (25.4% during both periods).

General and administrative expenses were $5.8 million during the three months ended September 30, 2009, an increase of $0.3 million, or 5.7%, compared to $5.5 million during the same period last year. The increase was primarily attributable to an increase in corporate insurance expense ($0.3 million). General and administrative expenses are expensed as incurred and are not deferred. Accordingly, from a margin standpoint, the most effective gauge of measuring general and administrative expenses is as a ratio of segment level pre-need and at-need cemetery revenues. The ratio of general and administrative expenses to segment level pre-need and at-need cemetery revenues was 14.0% during both the three months ended September 30, 2009 and during the same period last year.

Total corporate overhead was $5.4 million during both the three months ended September 30, 2009 and the same period last year. The level of corporate overhead as a percentage of revenues as measured at the segment level declined to 10.0% for the three months ended September 30, 2009 as compared to 10.5% during the same period last year.

Depreciation and amortization was $1.7 million during the three months ended September 30, 2009, an increase of $0.3 million, or 22.6%, as compared to $1.4 million during the period last year. The increase was primarily due to an increase in the basis of depreciable assets.

Funeral home expenses were $4.4 million for the three months ended September 30, 2009, a decrease of $0.2 million, or 3.8%, compared to $4.6 million during the same period last year. The decreases were primarily related to a $0.1 decrease in personnel expenses and a $0.1 million decrease in general and administrative costs.

Interest expense was $3.9 million during the three months ended September 30, 2009, an increase of $0.7 million, or 21.7%, as compared to $3.2 million during the same period last year. The increase was primarily due to an overall increase in the average amount of debt outstanding.

Nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008

Cemetery Operations – Southeast

The table below compares the results of operations for our Cemetery Operations – Southeast for the nine months ended September 30, 2009 as compared to the same period last year:

	Nine months ended September 30,
	2008	2009	Change ($)	Change (%)
	(In thousand’s)
	(non-GAAP)
Total revenues	$67,531	$74,839	$7,308	10.8%
Total costs and expenses	47,779	51,762	3,983	8.3%

Operating earnings	19,752	23,077	3,325	16.8%

Interest expense	3,863	4,653	790	20.5%

Earnings (losses) before taxes	$15,889	$18,423	$2,534	15.9%

Revenues

Revenues for Cemetery Operations – Southeast were $74.8 million for the nine months ended September 30, 2009, an increase of $7.3 million, or 10.8%, compared to $67.5 million during the same period last year.

The increase was broad based, with increases in the value of pre-need contracts written ($5.1 million), at-need contracts written ($1.2 million), investment income from trusts ($0.5 million) and other cemetery revenues.

Total costs and expenses

Total costs and expenses for Cemetery Operations – Southeast were $51.8 million for the nine months ended September 30, 2009, an increase of $4.0 million, or 8.3%, compared to $47.8 million during the same period last year.

The increase was primarily related to:

•

A $1.5 million increase in cost of goods sold. This was directly attributable to the corresponding increase in the value of pre-need and at-need contracts written and a slight increase in the ratio of cost of goods sold to the total value of contracts written. The ratio of cost of goods sold to the total value of contracts written increased by 50 basis points to 15.9% during the nine months ended September 30, 2009 as compared to 15.4% during the same period last year.

•

A $1.4 million increase in selling expenses. This was also directly attributable to the corresponding increase in the value of pre-need and at-need contracts written. The ratio of selling expenses to the total value of contracts written actually declined by 40 basis points to 22.2% during the nine months ended September 30, 2009 as compared to 22.6% during the same period last year.

•	A $0.3 million increase in cemetery expenses. The increase was due to a $0.5 million increase in labor costs offset by a $0.2 million decrease in other cemetery costs.

•	A $0.8 million increase in general and administrative expenses. This was primarily due to a $0.4 million increase in labor costs and a $0.4 million increase in insurance.

Interest Expense

Interest expense for Cemetery Operations – Southeast was $4.7 million for the nine months ended September 30, 2009, an increase of $0.8 million, or 20.5%, compared to $3.9 million during the same period last year. This was primarily due to an overall increase in corporate wide interest expense which in turn was primarily due to an increase in total debt outstanding.

Cemetery Operations – Northeast

The table below compares the results of operations for our Cemetery Operations – Northeast for the nine months ended September 30, 2009 as compared to the same period last year:

	Nine months ended September 30,
	2008	2009	Change ($)	Change (%)
	(In thousand’s)
	(non-GAAP)
Total revenues	$41,638	$41,868	$230	0.6%
Total costs and expenses	29,798	28,200	(1,598)	-5.4%

Operating earnings	11,840	13,668	1,828	15.4%

Interest expense	2,020	1,871	(149)	-7.4%

Earnings (losses) before taxes	$9,820	$11,796	$1,976	20.1%

Revenues

Revenues for Cemetery Operations – Northeast were $41.9 million for the nine months ended September 30, 2009, an increase of $0.2 million, or 0.6%, compared to $41.6 million during the same period last year.

The increase was primarily due to a $0.1 million increase in both investment income from trusts and other cemetery income.

Total costs and expenses

Total costs and expenses for Cemetery Operations – Northeast were $28.2 million for the nine months ended September 30, 2009, a decrease of $1.6 million, or 5.4%, compared to $29.8 million during the same period last year.

The decreases were primarily related to:

•

A $0.7 million decrease in cost of goods sold. This was directly attributable to a decrease in the ratio of cost of goods sold to the total value of contracts written. The ratio of cost of goods sold to the total value of contracts written decreased by 180 basis points to 12.9% during the nine months ended September 30, 2009 as compared to 14.7% during the same period last year.

•	A $0.7 million decrease in cemetery expenses. The decrease was primarily due to a $0.4 million decrease in labor costs and a $0.3 million decrease in other cemetery expenses.

Interest Expense

Interest expense for Cemetery Operations – Northeast was $1.9 million for the nine months ended September 30, 2009, a decrease of $0.1 million, or 7.4%, compared to $2.0 million during the same period last year. This was primarily due to a decline in the proportion of overall consolidated interest expense allocated to the Northeast region as opposed to an overall decline in consolidated interest. This allocation was based upon projected revenues.

Cemetery Operations – West

The table below compares the results of operations for our Cemetery Operations – West for the nine months ended September 30, 2009 as compared to the same period last year:

	Nine months ended September 30,
	2008	2009	Change ($)	Change (%)
	(In thousand’s)
	(non-GAAP)
Total revenues	$31,747	$30,904	$(843)	-2.7%
Total costs and expenses	20,882	20,501	(381)	-1.8%

Operating earnings	10,865	10,403	(462)	-4.3%

Interest expense	1,979	2,196	217	11.0%

Earnings (losses) before taxes	$8,886	$8,207	$(679)	-7.6%

Revenues

Revenues for Cemetery Operations – West were $30.9 million during the nine months ended September 30, 2009, a decrease of $0.8 million, or 2.7%, as compared to $31.7 million during the same period last year. The decline was primarily attributable to a decrease in the value of at-need contracts written ($1.1 million) and investment income from trusts ($1.0 million) offset by an increase in the value of pre-need contracts written ($1.3 million).

Total costs and expenses

Total costs and expenses for Cemetery Operations – West were $20.5 million for the nine months ended September 30, 2009, a decrease of $0.4 million, or 1.8%, as compared to $20.9 million during the same period last year.

The decrease was primarily related to a $0.5 decrease in cemetery expenses which in turn were driven by an $0.2 million decrease in both real estate taxes and utility expenses.

Interest Expense

Interest expense for Cemetery Operations – West was $2.2 million for the nine months ended September 30, 2009, an increase of $0.2 million, or 11.0%, compared to $2.0 million during the same period last year. This was primarily due to an overall increase in corporate wide interest expense which in turn was primarily due to an increase in total debt outstanding.

Funeral Home Segment

Unlike our cemetery operations segment, there is no substantial lag between the sale and delivery of funeral home product and services. Accordingly, the production based view and resulting numbers that management utilizes to analyze our funeral home business does not differ from GAAP accounting for this segment.

The table below compares the results of operations for our Funeral Home segment for the nine months ended September 30, 2009 as compared to the same period last year:

	Nine months ended September 30,
	2008	2009	Change ($)	Change (%)
	(In thousand’s)
Total revenues	$17,612	$17,412	$(200)	-1.1%
Total costs and expenses	14,455	14,705	250	1.7%

Operating earnings	3,157	2,707	(450)	-14.3%

Interest expense	569	569	—	0.0%

Earnings (losses) before taxes	$2,588	$2,138	$(450)	-17.4%

Revenues

Revenues for the Funeral Home segment were $17.4 million for the nine months ended September 30, 2009, a decrease of $0.2 million, or 1.1%, compared to $17.6 million during the same period last year.

The decrease was primarily attributable to a $0.7 million decrease in at-need revenues offset by a $0.4 million increase in pre-need revenues and a $0.2 million increase in other revenues.

Total costs and expenses

Total costs and expenses as shown herein are consist of both funeral home expenses as shown on the face of the income statement and depreciation and amortization allocated to the Funeral Home segment. Total costs and expenses for the Funeral Home segment were $14.7 million for the nine months ended September 30, 2009, an increase of $0.2 million, or 1.7%, compared to $14.5 million during the same period last year.

The increase was primarily related to a $0.3 increase in depreciation and amortization.

Interest Expense

Interest expense for the Funeral Home segment was $0.6 million for both the nine months ended September 30, 2009 and for the same period last year.

Corporate Segment

Amounts allocated to the Corporate segment include each of the following:

•	Miscellaneous selling, cemetery and general administrative expenses that are not allocable to other operating segments.

•	Various home office and other expenses. These expenses equal the total corporate expenses as shown on the face of the income statement.

•	Certain depreciation and amortization expenses.

•	Gains and losses and purchases and sales of cemetery and funeral home properties.

•	Acquisition related costs.

The table below details expenses incurred by the Corporate segment for the nine months ended September 30, 2009 and for the same period last year:

	Nine months ended September 30,
	2008	2009	Change ($)	Change (%)
	(In thousand’s)
Selling, cemetery and general and administrative expenses	$1,022	$698	$(324)	-31.7%
Depreciation and amortization	1,022	1,911	889	87.0%
Acquisition related costs	0	2,099	2,099	n/a
Corporate expenses
Corporate personnel expenses	7,462	7,724	262	3.5%
Other corporate expenses	8,981	8,579	(402)	-4.5%

Total corporate expenses	16,443	16,303	(140)	-0.9%

Operating loss	$18,487	$21,011	2,524	13.7%

Gain on sale of funeral home	—	475	475	n/a
Interest expense	1,090	980	(110)	-10.1%

Losses before taxes	$19,577	$21,517	$1,940	9.9%

Personnel expenses as a % of segment revenues (1)	4.7%	4.7%
Other expenses as a % of segment revenues (1)	5.7%	5.2%

Total corporate expenses as a % of segment revenue (1)	10.4%	10.0%

(1)	As noted in the cemetery segment sections, segment revenue is measured utilizing non-GAAP amounts. This ratio is based upon such non-GAAP amounts.

Acquisition related costs

On January 1, 2009, we adopted ASC 805. Amongst other things, ASC 805 changed the rules related to acquisition costs (i.e. legal fees) so that these costs are expensed as incurred rather than capitalized as part of the cost of the acquisition.

At December 31, 2008, we had $1.4 million in accumulated costs that related to acquisitions that had not as of yet been completed. These costs were included in “Other current assets” on our balance sheet. ASC 805 required us to expense these costs upon our adoption of the standard. ASC 805 further provided us with the option of either restating prior year financial statements by allocating these amounts to the year in which they were incurred or recording all of these expenses in the first quarter of 2009.

We chose the option of recording all of the expenses in the first quarter of 2009. Accordingly, “Acquisition related costs” of $2.1 million included in our corporate segment for the nine months ended September 30, 2009 includes $1.4 million of costs incurred and paid in prior years and $0.7 million of costs incurred in the nine months ended September 30, 2009.

Total Corporate Expenses

Total corporate expenses were $16.3 million during the nine months ended September 30, 2009, a decrease of $0.1 million, or 0.9%, as compared to $16.4 million during the same period last year. All of this decrease was related to non-personnel costs. The level of corporate expenses as a percentage of revenues as measured at the segment level declined to 10.0% for the nine months ended September 30, 2009 as compared to 10.4% during the same period last year.

Reconciliation of Segment Results of Operations to Consolidated Results of Operations

As discussed in the segment sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, cemetery revenues and their associated costs as reported at the segment level are deferred until such time that we meet the delivery component for revenue recognition.

Periodic consolidated revenues reflect the amount of total merchandise and services which were delivered during the period. Accordingly, period over period changes to revenues can be impacted by:

•

Changes in the value of contracts written and other revenues generated during a period that are delivered in their period of origin and are recognized as revenue and not deferred as of the end of their period of origination.

•	Changes in merchandise and services that are delivered during a period that had been originated during a prior period.

The table below analyzes results of operations and the changes therein for the nine months ended September 30, 2009 as compared to the same period last year. The table is structured so that our readers can determine whether changes were based upon changes in the level of merchandise and services and other revenues generated during each period and/ or changes in the timing of when merchandise and services were delivered:

	Nine months ended September 30, 2008 (in thousand’s)			Nine months ended September 30, 2009 (in thousand’s)
Revenues	Segment Results (non-GAAP)	Changes in Deferred Revenues and Expenses	GAAP Results	Segment Results (non-GAAP)	Changes in Deferred Revenues and Expenses	GAAP Results	Change in GAAP results ($)	Change in GAAP results (%)
Pre-need cemetery revenues	$69,239	$(17,579)	$51,660	$76,364	$(20,321)	$56,043	$4,383	8.5%
At-need cemetery revenues	48,733	(30)	48,703	48,208	(5,719)	42,489	(6,214)	-12.8%
Investment income from trusts	17,530	(4,173)	13,357	16,913	(2,398)	14,515	1,158	8.7%
Interest income	4,345	—	4,345	4,639	—	4,639	294	6.8%
Funeral home revenues	17,612	—	17,612	17,412	—	17,412	(200)	-1.1%
Other cemetery revenues	1,069	387	1,456	1,488	401	1,889	433	29.7%

Total revenues	158,528	(21,395)	137,133	165,024	(28,037)	136,987	(146)	-0.1%

Costs and expenses
Cost of goods sold	19,969	(2,965)	17,004	20,776	(4,102)	16,674	(330)	-1.9%
Cemetery expense	31,367	—	31,367	30,450	—	30,450	(917)	-2.9%
Selling expense	30,216	(4,416)	25,800	31,218	(6,037)	25,181	(619)	-2.4%
General and administrative expense	16,014	—	16,014	16,687	—	16,687	673	4.2%
Corporate overhead	16,443	—	16,443	16,303	—	16,303	(140)	-0.9%
Depreciation and amortization	3,393	—	3,393	4,718	—	4,718	1,325	39.1%
Funeral home expense	13,998	—	13,998	13,929	—	13,929	(69)	-0.5%
Acquisition related costs	—	—	—	2,099	—	2,099	2,099	n/a

Total costs and expenses	131,400	(7,381)	124,019	136,180	(10,139)	126,038	2,019	1.6%

Operating profit	27,128	(14,014)	13,114	28,844	(17,898)	10,949	(2,165)	-16.5%

Gain on sale of funeral home	—	—	—	475	—	475	475	n/a

Interest expense	9,521	—	9,521	10,269	—	10,269	748	7.9%

Income before taxes	17,607	(14,014)	3,593	19,050	(17,898)	1,155	(2,438)	-67.9%

State income taxes	479	—	479	396	—	396	(83)	-17.3%
Federal income taxes	89	—	89	(1,415)	—	(1,415)	(1,504)	-1689.9%

Total income taxes	568	—	568	(1,019)	—	(1,019)	(1,587)	-279.4%

Net income	$17,039	$(14,014)	$3,025	$20,069	$(17,898)	$2,174	$(851)	-28.1%

Revenues

Pre-need cemetery revenues were $56.0 million for the nine months ended September 30, 2009, an increase of $4.3 million, or 8.5%, as compared to $51.7 million during the same period last year. The increase in deferred revenue during the nine months ended September 30, 2009 ($20.3 million) was $2.5million higher than during the same period last year ($17.8 million). The overall increase in revenue was primarily caused by an increase in the delivery of pre-need grave openings ($1.8 million), lots ($1.6 million), vaults ($1.5 million) and markers ($1.0 million) offset by a decrease in the delivery of mausoleums ($2.5 million).

At-need cemetery revenues were $42.5 million for the nine months ended September 30, 2009, a decrease of $6.2 million, or 12.8%, as compared to $48.7 million during the same period last year. The change was not related to a downturn in sales as evidenced by only a slight decrease in segment level revenues ($0.5 million) but rather a change in the delivery of sold items as evidenced by the $5.7 million change in the increase in deferred revenue.

Investment income from trusts was $14.5 million for the nine months ended September 30, 2009, an increase of $1.2 million, or 8.7%, as compared to $13.3 million during the same period last year. The increase was primarily related to realized gains on the sale of invested assets in the nine months ended September 30, 2009.

Interest income on accounts receivable was $4.6 million for the nine months ended September 30, 2009, an increase of $0.3 million, or 6.8%, as compared to $4.3 million during the same period last year. The change was related to the continued increase in the value of contracts written, which is in turn reflected in the continuing increase in revenues as recorded at the segment level.

Funeral Home revenues were $17.4 million for the nine months ended September 30, 2009, a decrease of $0.2 million, or 1.1%, compared to $17.6 million during the same period last year. The decrease was primarily attributable to a $0.7 million decrease in at-need revenues offset by a $0.4 million increase in pre-need revenues and a $0.2 million increase in other revenues.

Other cemetery revenues were $1.9 million for the nine months ended September 30, 2009, an increase of $0.4 million, or 29.7%, as compared to $1.5 million during the same period last year. Other cemetery revenues include miscellaneous items that are not grouped with our other cemetery merchandise and services.

Costs and Expenses

Cost of goods sold was $16.7 million during the nine months ended September 30, 2009, a decrease of $0.3 million, or 1.9%, as compared to $17.0 million during the same period last year. There was a slight improvement in the ratio of cost of goods sold to pre-need and at-need cemetery revenues at the segment level (16.7% during the nine months ended September 30, 2009 as compared to 16.9% during the same period last year) while the ratio of cost of goods sold to pre-need and at-need cemetery revenues was 16.9% during both the nine months ended September 30, 2009 and during the same period last year.

Cemetery expenses were $30.5 million during the nine months ended September 30, 2009, a decrease of $0.9 million, or 2.9%, compared to $31.4 million during the same period last year. The decrease was primarily attributable to the Expense Reduction Initiative introduced during the first quarter of 2009. Cemetery expenses relate to the current costs of managing and maintaining our cemetery properties. These costs are expensed as incurred and are not deferred. Accordingly, from a margin standpoint, the most effective gauge of measuring cemetery expenses is as a ratio of segment level pre-need and at-need cemetery revenues. The ratio of cemetery expenses to segment level pre-need and at-need cemetery revenues was 24.4% during the nine months ended September 30, 2009 as compared to 26.6% during the same period last year.

Selling expenses were $25.2 million during the nine months ended September 30, 2009, a decrease of $0.6 million, or 2.4%, as compared to $25.8 million during the same period last year. There was a slight improvement in the ratio of selling expenses to pre-need and at-need cemetery revenues at the segment level (25.1% during the nine months ended September 30, 2009 as compared to 25.6% during the same period last year) while the ratio at the consolidated level remained stable (25.6% during both periods).

General and administrative expenses were $16.7 million during the nine months ended September 30, 2009, an increase of $0.7 million, or 4.2%, compared to $16.2 million during the same period last year. The biggest driver of this increase was an increase in corporate insurance expense ($0.5 million). General and administrative expenses are expensed as incurred and are not deferred. Accordingly, from a margin standpoint, the most effective gauge of measuring general and administrative expenses is as a ratio of segment level pre-need and at-need cemetery revenues. The ratio of general and administrative expenses to segment level pre-need and at-need cemetery revenues was 13.4% during the nine months ended September 30, 2009 as compared to 13.6% during the same period last year.

Total corporate overhead was $16.3 million during the nine months ended September 30, 2009, a decrease of $0.1 million, or 0.9%, as compared to $16.4 million during the same period last year. All of this decrease was related to non-personnel costs. The level of corporate overhead as a percentage of revenues as measured at the segment level declined to 10.0% for the nine months ended September 30, 2009 as compared to 10.4% during the same period last year.

Depreciation and amortization was $4.7 million during the nine months ended September 30, 2009, an increase of $1.3 million, or 39.1%, as compared to $3.4 million during the period last year. The increase was primarily due to an increase in the basis of depreciable assets.

Funeral Home expenses were $13.9 million for the nine months ended September 30, 2009, essentially unchanged from the $14.0 million total during the same period last year.

Acquisition related costs were $2.1 million during the nine months ended September 30, 2009. On January 1, 2009, we adopted ASC 805. ASC 805 changed the rules related to acquisition costs (i.e. legal fees) so that these costs are expensed as incurred rather than capitalized as part of the cost of the acquisition. At December 31, 2008, we had $1.4 million in accumulated costs that related to acquisitions that had not as of yet been completed. These costs were included in “Other current assets” on our balance sheet. ASC 805 required us to expense these costs upon our adoption of the standard. ASC 805 further provided us with the option of either restating prior year financial statements by allocating these amounts to the year in which they were incurred or recording all of these expenses in the first quarter of 2009. We chose the option of recording all of the expenses in the first quarter of 2009. Accordingly, “Acquisition related costs” of $2.1 million included in our corporate segment for the nine months ended September 30, 2009 includes $1.4 million of costs incurred and paid in prior years and $0.7 million of costs incurred in the nine months ended September 30, 2009.

We sold a single funeral home during the nine months ended September 30, 2009. Proceeds received for the sale totaled approximately $0.5 million. The funeral home had a book value of less than $0.1 million at the time of the sale. We recognized a gain on this sale of approximately $0.4 million.

Interest expense was $10.3 million during the nine months ended September 30, 2009, an increase of $0.7 million, or 7.9%, as compared to $9.6 million during the same period last year. The increase was primarily due to an overall increase in the average amount of debt outstanding.

Supplemental data

The following table presents supplemental operating data for the periods presented:

	Three Months Ended 30-Sep-08	Three Months Ended 30-Sep-09	Nine Months Ended 30-Sep-08	Nine Months Ended 30-Sep-09

Operating Data:
Interments performed	8,869	9,163	29,023	28,226
Cemetery revenues per interment performed	4,508	4,497	4,118	4,236

Interment rights sold (1):
Lots	5,629	5,320	17,361	17,587
Mausoleum crypts (including pre-construction)	325	594	1,488	1,756
Niches	146	226	647	683

Total interment rights sold	6,100	6,140	19,496	20,026

Number of contracts written	19,953	20,832	60,886	62,963
Aggregate contract amount, in thousands (excluding interest)	$47,058	$49,366	$141,327	$150,073
Average amount per contract (excluding interest)	$2,358	$2,370	$2,321	$2,384

Number of pre-need contracts written	9,288	9,971	26,955	29,679
Aggregate pre-need contract amount, in thousands (excluding interest)	$29,425	$31,957	$86,856	$95,100
Average amount per pre-need contract (excluding interest)	$3,168	$3,205	$3,222	$3,204

Number of at-need contracts written	10,665	10,861	33,931	33,284
Aggregate at-need contract amount, in thousands	$17,633	$17,409	$54,472	$54,974
Average amount per at-need contract	$1,653	$1,603	$1,605	$1,652

Liquidity and Capital Resources

Overview

Our primary short-term liquidity needs are to fund general working capital requirements, make acquisitions, make distributions to our partners, service our debt and make routine maintenance capital improvements. We will need additional liquidity to construct mausoleum and lawn crypts on the grounds of our cemetery properties.

Our primary sources of liquidity are cash flow from operations and amounts available under our credit facilities as described below. In the past, we have been able to increase our liquidity through long-term bank borrowings and the issuance of additional common units and other partnership securities, including debt, subject to the restrictions in our credit facility and under our senior secured notes. Current economic conditions make it difficult for companies to obtain funding in either the debt or equity markets or through bank financing. The current constraints in the capital markets may affect our ability to obtain funding through new borrowings or the issuance of debt or equity in the public market or may significantly increase the cost to obtain such funding.

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

The following is a summary of the material provisions of the foregoing agreements. This summary is qualified in its entirety by reference to the Second Amendment and the Second Amendment to NPA, which are incorporated by reference in their entirety herein and copies of which are attached to the Quarterly Report on Form 10-Q for the Quarter ended June 30, 2009 as Exhibits 10.1 and 10.2, respectively. Capitalized terms which are not defined herein shall have the meanings assigned to such terms in the Second Amendment and Second Amendment to NPA or the Credit Agreement and the Note Purchase Agreement, as applicable.

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

Included in our debt covenants is a Consolidated Leverage Ratio (the “Leverage Ratio”) that will limit our ability to undertake additional debt financing. The Leverage Ratio compares the total of outstanding debt as of a given date to a calculation of EBITDA as defined in the Second Amendment during the prior 12 months. The Leverage Ratio must be lesser than or equal to 3.75 to 1.0 until March 31, 2010 and 3.50 to 1.0 thereafter. The Leverage Ratio at September 30, 2009 was 3.63.

We were in compliance with all of our debt covenants at September 30, 2009.

In connection with the Second Amendment, we borrowed $63 million under the new Acquisition Facility commitments, which, together with the $17 million of the existing availability under the Acquisition Facility, were used to repay $80 million under the 7.66% Senior Secured Series A Notes due September 20, 2009 (“Series A Notes”). In addition, we borrowed $5.4 million under the Revolving Credit Facility, which was used to pay the accrued interest on the Series A Notes, fees to Bank of America, N.A., amendment fees to noteholders under the Second Amendment to NPA as well as various other fees and costs incurred in connection with these transactions. We requested a $5 million increase in the size of the Acquisition Facility to a maximum aggregate principal amount of $107.85 million. Pursuant to a Lender Joinder to the Credit Agreement dated June 24, 2009, Beneficial Mutual Savings Bank provided the commitment for such requested increase.

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

Under the Second Amendment to NPA, we were permitted to incur indebtedness pursuant to the Credit Agreement Documents not greater than $137.85 million, consisting of an Acquisition Facility not to exceed $102.85 million and a Revolving Facility not to exceed $35.0 million, provided that the Aggregate Credit Facility Cap was to be deemed increased up to $180 million and the Acquisition Facility Cap increased up to $145 million if we obtained commitments from additional lenders for up to $42.15 million within 120 days of April 30, 2009. The Aggregate Credit Facility Cap was to be increased up to $205 million, with the Acquisition Facility Cap increased up to $160 million and the Revolving Credit Facility Cap increased up to $45 million with the approval of the holders of at least a majority principal amount of the Shelf Notes, which was not be unreasonably withheld. Subsequently, in June of 2009, we obtained an additional commitment of $5.0 million on our Acquisition Facility and the necessary approvals to increase the Aggregate Credit Facility Cap up to $205 million, with the Acquisition Facility Cap increased to $160 million and the Revolving Credit Facility Cap increased to $45 million.

The Second Amendment to NPA included changes to the financial covenants that were similar to changes to the financial covenants under the Second Amendment as described above.

We were in compliance with all of our debt covenants at September 30, 2009.

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

Cash Flow from Operating Activities.

Cash flows provided by operating activities were $14.7 million for the nine months ended September 30, 2009, as compared to $19.1 million during the same period last year.

Cash flows from operations during the nine months ended September 30, 2009 ($14.7 million) significantly outpaced our net income ($2.2 million) during the same period. This is in large part attributable to the fact that various cash inflows for payments of amounts due under pre-need sales contracts were not as of yet recognized as revenues as we had not as of yet met the delivery criteria for revenue recognition. Although there is no assurance, we expect that the trend of operating cash flows outpacing net income will continue into the foreseeable future.

Cash Flow from Investing Activities

Net cash used in investing activities was $11.0 million during the nine months ended September 30, 2009 as compared to $11.3 million during the same period last year. Cash flows used for investing activities during the nine months ended September 30, 2009 were primarily utilized for the acquisition of three cemetery properties ($6.2 million) and routine additions to cemetery property and equipment ($5.2 million).

Cash Flow from Financing Activities

Cash flows used in financing activities were $1.4 million during the nine months ended September 30, 2009 as compared to $8.3 million during the same period last year. Cash flows used in financing activities for the nine months ended September 30, 2009 was primarily the payment of partner distributions ($20.4 million) and cash utilized to pay expenses related to the Second Amendment ($5.3 million) offset by additional net borrowings of $24.5 million.

Capital Expenditures

The following table summarizes total maintenance capital expenditures and expansion capital expenditures, including expenditures for the construction of mausoleums and for acquisitions, for the periods presented:

	Three months ended September 30,
	2008	2009
	(In thousand’s)

Maintenance capital expenditures	$723	$474
Expansion capital expenditures	3,576	1,429

Total capital expenditures	$4,299	$1,903

	Nine months ended September 30,
	2008	2009
	(In thousand’s)

Maintenance capital expenditures	$3,713	$1,535
Expansion capital expenditures	7,571	3,669

Total capital expenditures	$11,284	$5,204

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

Interest-Bearing Investments

Our fixed-income securities subject to market risk consist primarily of investments in our merchandise trusts and perpetual care trusts. As of September 30, 2009, the fair value of fixed-income securities in our merchandise trusts represented 14.3% of the fair value of total trust assets while the fair value of fixed-income securities in our perpetual care trusts represented 22.7% of the fair value of total trust assets. The aggregate quoted fair value of these fixed-income securities was $27.9 million and $42.3 million in merchandise trusts and perpetual care trusts, respectively, as of September 30, 2009. Each 1% change in interest rates on these fixed-income securities would result in changes of approximately $279,000 and $423,000 in the fair market value of the assets in our merchandise trusts and perpetual care trusts, respectively, based on discounted expected future cash flows. If these securities are held to maturity, no change in fair market value will be realized.

Our money market and other short-term investments subject to market risk consist primarily of investments in our merchandise trusts and perpetual care trusts. As of September 30, 2009, the fair value of money market and short-term investments in our merchandise trusts represented 5.5% of the fair value of total trust assets while the fair value of fixed-income securities in our perpetual care trusts represented 4.5% of the fair value of total trust assets. The aggregate quoted fair value of these fixed-income securities was $10.6 million and $8.3 million in merchandise trusts and perpetual care trusts, respectively, as of September 30, 2009. Each 1% change in interest rates on these fixed-income securities would result in changes of approximately $106,000 and $83,000 in the fair market value of the assets in our merchandise trusts and perpetual care trusts, respectively.

Marketable Equity Securities

Our marketable equity securities subject to market risk consist primarily of investments held in our merchandise trusts and perpetual care trusts. These assets consist of both individual equity securities as well as closed and open ended mutual funds. As of September 30, 2009, the fair value of marketable equity securities in our merchandise trusts represented 80.2% of the fair value of total trust assets while the fair value of marketable equity securities in our perpetual care trusts represented 72.8% of total trust assets. The aggregate quoted fair market value of these marketable equity securities was $156.0 million and $135.5 million in merchandise trusts and perpetual care trusts, respectively, as of September 30, 2009, based on final quoted sales prices. Each 10% change in the average market prices of the equity securities would result in a change of approximately $15.6 million and $13.6 million in the fair market value of securities held in merchandise trusts and perpetual care trusts, respectively.

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

Debt Instruments

Our Acquisition Credit Facility and Revolving Credit Facility bear interest at a floating rate, based on LIBOR, which is adjusted quarterly. These credit facilities will subject us to increases in interest expense resulting from movements in interest rates. As of September 30, 2009, we had outstanding borrowings of $101.2 million under our Acquisition Credit Facility and $29.2 million under our Revolving Credit Facility. The interest rate on these facilities was 6.25% at September 30, 2009.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the risks set forth below. The risks described below should not be considered comprehensive and all-inclusive. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations, financial condition and results of operations. If any events occur that give rise to the following risks, our business, financial condition or results of operations could be materially and adversely impacted. These risk factors should be read in conjunction with other information set forth in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, including our consolidated financial statements and the related notes. Many such factors are beyond our ability to control or predict. Investors are cautioned not to put undue reliance on forward-looking statements.

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

Our substantial level of indebtedness could materially adversely affect our ability to generate sufficient cash for distribution to our partners.

We have a substantial amount of debt, which requires significant interest and principal payments. As of September 30, 2009, we had $184.7 million of total debt outstanding. Leverage makes us more vulnerable to economic downturns. Because we are obligated to dedicate a portion of our cash flow to service our debt obligations, our cash flow available for operations and for distribution to our partners will be reduced. The amount of indebtedness we have could limit our flexibility in planning for, or reacting to, changes in the markets in which we compete, limit our ability to obtain additional financing, if necessary, for working capital expenditures, acquisitions or other purposes, and require us to dedicate more cash flow to service our debt than we desire. Our ability to satisfy our indebtedness as required by the terms of our debt will be dependent on, among other things, the successful execution of our long-term strategic plan. Subject to limitations in our debt obligations, we may incur additional debt in the future, for acquisitions or otherwise, and servicing this debt could further limit our cash flow.

Restrictions in our existing and future debt agreements could limit our ability to make distributions to you or capitalize on acquisition and other business opportunities.

The operating and financial restrictions and covenants in our debt obligations and any future financing agreements could restrict our ability to finance future operations or capital needs or to expand or pursue our business activities. For example, our debt obligations contain covenants that restrict or limit our ability to:

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

In addition, these debt obligations contain covenants requiring us to maintain certain financial ratios and tests. These restrictions may also limit our ability to obtain future financings. Our ability to comply with the covenants and restrictions contained in our debt obligations may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If market or other economic conditions continue to deteriorate, our ability to comply with these covenants may be impaired. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Long-Term Debt” included in our Form 10-K for the fiscal year ended December 31, 2008 and this Quarterly Report on Form 10-Q. If we violate any of the restrictions, covenants, ratios or tests in our debt obligations, the lenders will be able to accelerate the maturity of all borrowings thereunder and demand repayment of amounts outstanding, and our lenders’ commitment to make further loans to us may terminate. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. Any subsequent replacement of our obligations or any new indebtedness could have similar or greater restrictions.

Current economic conditions may result in a decrease in cemetery merchandise and services revenues.

During the months of November and December of 2008, we experienced a reduction in the value of contracts written for pre-need cemetery merchandise and services, which we believed resulted from the current economic downturn. Any further economic downturn could have a negative effect on future revenues from pre-need cemetery merchandise and services. It is also possible that any further economic downturn might lead to a decline in sales of at-need and funeral home merchandise and services.

Adverse conditions in the financial markets have reduced the principal and may reduce the earnings of the investments held in merchandise and perpetual care trusts and adversely affect our revenues and cash flow.

A substantial portion of our revenue is generated from investment returns that we realize from merchandise and perpetual care trusts. The 2008 and early 2009 decline in the prices of most corporate debt and equity securities significantly reduced the fair value of the assets held in these trusts. Future cash flows could be negatively impacted if we are forced to liquidate assets that are in impaired positions.

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

In addition, any significant or sustained unrealized investment losses could result in merchandise trusts having insufficient funds to cover our cost of delivering products and services. In this scenario, we would be required to use our operating cash to deliver those products and perform those services, which could decrease our cash available for distribution.

Pre-need sales typically generate low or negative cash flow in the periods immediately following sales which could adversely affect our ability to make distributions to our partners.

When we sell cemetery merchandise and services on a pre-need basis, we pay commissions on the sale to our salespeople and are required by state law to deposit a portion of the sales proceeds into a merchandise trust. In addition, most of our customers finance their pre-need purchases under installment contracts payable over a number of years. Depending on the trusting requirements of the states in which we operate, the applicable sales commission rates and the amount of the down payment, our cash flow from sales to customers through installment contracts is typically negative until we have paid the sale commission due on the sale or until we purchase the products or perform the services and are permitted to withdraw funds we have deposited in the merchandise trust. To the extent we increase pre-need sales, state trusting requirements are increased or we delay the purchase of the products or performance of the services we sell on a pre-need basis, our cash flow immediately following pre-need sales may be further reduced, and our ability to make distributions to our partners could be adversely affected.

Because fixed costs are inherent in our business, a decrease in our revenues can have a disproportionate effect on our cash flow and profits.

Our business requires us to incur many of the costs of operating and maintaining facilities, land and equipment regardless of the level of sales in any given period. For example, we must pay salaries, utilities, property taxes and maintenance costs on our cemetery properties and funeral homes regardless of the number of interments or funeral services we perform. If we cannot decrease these costs significantly or rapidly when we experience declines in sales, declines in sales can cause our margins, profits and cash flow to decline at a greater rate than the decline in our revenues.

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

A primary component of our business strategy is to grow through acquisitions of cemeteries and, to a lesser extent, funeral homes. We cannot assure you that we will be able to identify and acquire cemeteries on terms favorable to us or at all. We may face competition from other death care companies in making acquisitions. Our ability to make acquisitions in the future may be limited by our inability to secure adequate financing, restrictions under our existing or future debt agreements, competition from third parties or a lack of suitable properties. As of September 30, 2009, we had approximately $3.1 million of available borrowing capacity under our acquisition credit facility. Historically, we have funded a significant portion of our acquisitions through borrowings. We are in the process of attempting to refinance our credit facility. However, there can be no assurance that we will be able to refinance the facility on acceptable terms, if at all. If we are unable to refinance our credit facility on acceptable terms, it could result in a substantial decrease in future acquisitions or curtailment of our acquisition strategy which, in turn, could have a material adverse effect on our results of operations.

In addition, there can be no assurance that we will be able to make acquisitions on terms favorable to us. If we complete acquisitions, we will encounter various associated risks, including the possible inability to integrate an acquired business into our operations, increased goodwill amortization, diversion of management’s attention and unanticipated problems or liabilities, some or all of which could have a material adverse effect on our operations and financial performance. Also, when we acquire cemeteries that do not have an existing pre-need sales program or a significant amount of pre-need products and services that have been sold but not yet purchased or performed, the operation of the cemetery and implementation of a pre-need sales program after acquisition may require significant amounts of working capital. This may make it more difficult for us to make acquisitions.

If the trend toward cremation in the United States continues, our revenues may decline which could have an adverse effect on our business and financial condition.

We and other death care companies that focus on traditional methods of interment face competition from the increasing number of cremations in the United States. Industry studies indicate that the percentage of cremations has steadily increased and that cremations will represent approximately 39% of the United States death care market by the year 2010. Because the products and services associated with a cremation, such as niches and urns, produce lower revenues than the products and services associated with a traditional interment, a continuing trend toward cremations may reduce our revenues.

Declines in the number of deaths in our markets can cause a decrease in revenues.

Declines in the number of deaths could cause at-need sales of cemetery and funeral home merchandise and services to decline and could cause a decline in the number of pre-need sales, both of which could decrease revenues. Although the United States Bureau of the Census estimates that the number of deaths in the United States will increase by approximately 1 percent per year from 2000 to 2010, longer lifespans could reduce the rate of deaths. Changes in the number of deaths can vary among local markets and from quarter to quarter, and variations in the number of deaths in our markets or from quarter to quarter are not predictable. However, generally, the number of deaths fluctuates with the seasons with more deaths occurring during the winter months primarily resulting from pneumonia and influenza. These variations can cause revenues to fluctuate.

The financial condition of third-party insurance companies that fund our pre-need funeral contracts may impact our financial condition, results of operations, or cash flows.

Where permitted, customers may arrange their pre-need funeral contract by purchasing a life insurance or annuity policy from third-party insurance companies. The customer/policy holder assigns the policy benefits to our funeral home to pay for the pre-need funeral contract at the time of need. If the financial condition of the third-party insurance companies were to deteriorate materially because of market conditions or otherwise, there could be an adverse effect on our ability to collect all or part of the proceeds of the life insurance policy, including the annual increase in the death benefit. Failure to collect such proceeds could have a material adverse effect on our financial condition, results of operations, or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits

Exhibit Number	Description
10.1	Lender Joinder to Amended and Restated Credit Agreement, dated June 24, 2009, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, Beneficial Mutual Savings Bank and Bank of America, N.A. as Administrative Agent for the benefit of the Lenders.

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of William R. Shane, Executive Vice President and Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith)

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of William R. Shane, Executive Vice President and Chief Financial Officer (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STONEMOR PARTNERS L.P.

	By:	StoneMor GP LLC
its general partner

November 9, 2009	/s/ Lawrence Miller
Lawrence Miller
Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

November 9, 2009	/s/ William R. Shane
William R. Shane
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

10.1	Lender Joinder to Amended and Restated Credit Agreement, dated June 24, 2009, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, Beneficial Mutual Savings Bank and Bank of America, N.A. as Administrative Agent for the benefit of the Lenders.

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of William R. Shane, Executive Vice President and Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith)

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of William R. Shane, Executive Vice President and Chief Financial Officer (furnished herewith)