Form 10-K
period 2009-12-31
STONEMOR PARTNERS LP
filed 2010-03-16
CIK 1286131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO             .

Commission File Number: 000-50910

STONEMOR PARTNERS L.P.

(Exact name of registrant as specified in its charter)

Delaware	80-0103159
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

311 Veterans Highway, Suite B Levittown, Pennsylvania	19056
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (215) 826-2800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Units	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common units held by non-affiliates of the registrant was approximately $139.7 million as of June 30, 2009 based on $15.00 per unit, the closing price of the common units as reported on the NASDAQ Global Select Market on that date.1

The number of the registrant’s outstanding common units at March 16, 2010 was 13,357,585.

Documents incorporated by reference: None

The aggregate market value of the common units set forth above equals the number of the registrant’s common units outstanding, reduced by the number of common units held by executive officers, directors and persons owning 10% or more of the registrant’s common units, multiplied by the last reported sale price for the registrant’s common units on June 30, 2009, the last day of the registrant’s most recently completed second fiscal quarter. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from this figure is an affiliate of the registrant or that any person whose holdings are included in this figure is not an affiliate of the registrant and any such admission is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

FORM 10-K OF STONEMOR PARTNERS, L.P.

Item 1.—Business

Overview

We were formed as a Delaware limited partnership in April 2004 to own and operate the assets and businesses previously owned and operated by Cornerstone Family Services, Inc., (“Cornerstone”), which was converted into CFSI LLC, a limited liability company, prior to our initial public offering of common units representing limited partner interests on September 20, 2004. Cornerstone had been founded in 1999 by members of our management team and a private equity investment firm, which we refer to as McCown De Leeuw, in order to acquire a group of 123 cemetery properties and 4 funeral homes.

We are currently the second largest owner and operator of cemeteries in the United States. As of December 31, 2009, we operated 235 cemeteries in 24 states and Puerto Rico. We own 219 of these cemeteries, and we operate the remaining 16 under management or operating agreements with the non-profit cemetery corporations that own the cemeteries. As of December 31, 2009, we also owned, operated and/ or 58 funeral homes in 16 states and in Puerto Rico. Twenty-six of these funeral homes are located on the grounds of the cemeteries that we own.

The cemetery products and services that we sell are:

Interment Rights	Merchandise	Services
• burial lots • lawn crypts • mausoleum crypts • cremation niches • perpetual care rights	• burial vaults • caskets • grave markers and grave marker bases • memorials	• installation of burial vaults • installation of caskets • installation of other cemetery merchandise • other service items

We sell these products and services both at the time of death, which we refer to as at-need, and prior to the time of death, which we refer to as pre-need. Our sales of real property, including burial lots (with and without installed vaults), lawn and mausoleum crypts and cremation niches, generate qualifying income sufficient for us to be treated as a partnership for federal income tax purposes. In 2009, we performed 37,782 burials and sold 25,842 interment rights (net of cancellations). Based on our sales of interment spaces in 2009, our cemeteries have an aggregated weighted average remaining sales life of 226 years.

Our cemetery properties are located in Alabama, California, Colorado, Delaware, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Michigan, Missouri, New Jersey, North Carolina, Ohio, Oregon, Pennsylvania, Puerto Rico, Rhode Island, South Carolina, Tennessee, Virginia, Washington and West Virginia. One cemetery in Hawaii that we acquired in December 2007, pursuant to the Transition Agreement discussed below in “Acquisition”, is still awaiting regulatory approval and has not yet been conveyed to us. Our cemetery operations accounted for approximately 87.1%, 86.9% and 92.6% of our revenues in 2009, 2008 and 2007 respectively.

Our funeral homes are located in Alabama, Arkansas, California, Florida, Illinois, Kansas, Maryland, Missouri, Ohio, Oregon, Pennsylvania, Puerto Rico, South Carolina, Tennessee, Virginia, Washington and West Virginia. Our funeral home revenues accounted for approximately 12.9%, 13.1% and 7.4% of our revenues in 2009, 2008 and 2007 respectively.

Operations

Segment Reporting and Related Information

We have five distinct reportable segments which are classified as Cemetery Operations—Southeast, Cemetery Operations—Northeast, Cemetery Operations—West, Funeral Homes, and Corporate.

We have chosen this level of organization and disaggregation of reportable segments due to the fact that a) each reportable segment has unique characteristics that set it apart from other segments; b) we have organized our management personnel at these operational levels; c) and it is the level at which our chief decision makers and other senior management evaluate performance.

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

As of December 31, 2009, we provided management services to 16 cemeteries under management or operating agreements with the non-profit cemetery corporations that own the cemeteries. These nonprofit cemeteries are organized as such either because state law requires cemetery properties to be owned by nonprofit entities, such as in New Jersey, or because they were originally established as nonprofit entities. We have voting rights, along with member owners of burial spaces, in the five New Jersey nonprofit cemeteries as a result of owning all of their outstanding certificates of indebtedness or interest. To obtain the benefit of professional management services, the remaining 11 nonprofit cemeteries have entered into agreements with us. The agreements under which we operate these 16 non-profit cemeteries generally have terms ranging from 3 to 40 years (but some are subject to early termination rights and obligations) and provide us with management fees that approximate what we would earn if we owned those cemeteries and held them in for-profit entities.

Funeral Home Operations

As of December 31, 2009, we owned, operated and/ or managed 58 funeral homes, 26 of which are located on the grounds of cemetery properties that we own. Our funeral homes offer a range of services to meet a family’s funeral needs, including family consultation, the removal and preparation of remains, provision of caskets and related funeral merchandise, the use of funeral home facilities for visitation, worship and funeral services and transportation services. Funeral home operations primarily generate revenues from at-need sales, for which there is a smaller potential customer base than pre-need sales, and have low barriers to entry by competitors. By focusing primarily on cemeteries and deriving significant revenues from pre-need sales, we minimize our exposure to these types of challenges.

We purchase caskets from Thacker Caskets, Inc. under a supply agreement that expires on December 31, 2015. This agreement entitles us to specified discounts on the price of caskets but gives Thacker Caskets, Inc. the right of first refusal on all of our casket purchases. We do not have minimum purchase requirements under this supply agreement.

Cremation Products and Services

We operate crematories at some of our cemeteries or funeral homes, but our primary cremation operations are sales of receptacles for cremains, such as urns, and the inurnment of cremains in niches or scattering gardens. While cremation products and services usually cost less than traditional burial products and services, they yield higher margins on a percentage basis and take up less space than burials. We sell cremation products and services on both a pre-need and at-need basis.

Seasonality

The death care business is relatively stable and predictable. Although we experience seasonal increases in deaths due to extreme weather conditions and winter flu, these increases have not historically had any significant impact on our results of operations. In addition, we perform fewer initial openings and closings in the winter when the ground is frozen.

Sales Contracts

Pre-need products and services are typically sold on an installment basis. At-need products and services are generally required to be paid for in full in cash by the customer at the time of sale. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operations—Cemetery Operations—Pre-need Sales” and “—At-need Sales” for a description of our pre-need and at-need products and services.

Trusts

Sales of cemetery products and services are subject to a variety of state regulations. In accordance with these regulations, we are required to establish and fund two types of trusts, merchandise trusts and perpetual care trusts, to ensure that we can meet our future obligations. Our funding obligations are generally equal to a percentage of sales proceeds of the products and services we sell. For a detailed discussion of these trusts, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Trusting.”

Sales Personnel, Training and Marketing

As of December 31, 2009, we employed approximately 688 commissioned salespeople and 62 sales support and telemarketing employees. We have seven regional sales managers covering our cemeteries, who report to our Senior Vice President of Sales. Individual salespersons are typically located at the cemeteries they serve and report directly to the cemetery manager. We have made a strong commitment to the ongoing education and training of our sales force and to salesperson retention in order to ensure that our customers receive the highest quality customer service. Our training program includes classroom training at our headquarters, field training, continuously updated training materials that utilize media, such as the Internet, for interactive training and participation in industry seminars. We place special emphasis on training property sales managers, who are key elements to a successful pre-need sales program.

We reward our salespeople with incentives for generating new customers. Sales force performance is evaluated by sales budgets, sales mix and closing ratios, which are equal to the number of contracts written divided by the number of presentations that are made. Substantially all of our sales force is compensated based solely on performance. Commissions are augmented with various bonus and incentive packages to ensure a high quality, motivated sales force. We pay commissions to our sales personnel on pre-need contracts based upon a percentage of the value of the underlying contracts. Such commissions vary depending upon the type of merchandise and services sold. We also pay commissions on at-need contracts that are generally equal to a fixed percentage of the contract amount. In addition, cemetery managers receive an override commission that is equal to a percentage of the gross sales price of the contracts entered into by the salespeople assigned to the cemeteries they manage.

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

Acquisitions

2010

Certain of our subsidiaries are in the process of negotiating the purchases of seventeen cemeteries, five funeral homes and various related assets for an aggregate purchase price ranging between $44 million and $47 million, approximately $1-5 million of which is presently proposed to be paid in the form of our common units. The transactions are expected to close on or after March 30, 2010 but prior to May 1, 2010. The completion of both acquisitions is subject to the execution of the definitive agreements, which will include certain material conditions to closing. There is no assurance that our subsidiaries will enter into definitive final agreements related to these acquisitions, that such agreements will contain the provisions referenced above or that the applicable conditions to closing will be satisfied.

2009

In 2009 we entered into, through certain of our subsidiaries, three long-term operating agreements (subject to certain early termination rights and obligations) wherein we have become the exclusive operator of the underlying cemetery land. Two of these agreements were entered into during the second quarter of 2009, while the third was entered into during the third quarter of 2009.

Total consideration paid for the rights acquired under these agreements was approximately $7.0 million. This consisted of $4.1 million in cash, a note payable of $1.4 million, a commitment to make capital improvements on one of the properties ($0.8 million) and an agreement to reimburse prior operators for certain liabilities ($0.9 million) offset by an agreement wherein we will receive approximately $0.2 million over the next four years. The agreement to reimburse prior operators for certain liabilities does not include a market rate of interest. The $0.9 million consists of a notional amount of approximately $1.9 million offset by a discount of approximately $1.0 million. The $0.2 million to be received does not bear interest and is recorded on our financial statements net of a discount of less than $0.1 million.

The operating results of these cemeteries have been consolidated into our financial statements from their respective date of acquisition and are immaterial to the financial statements taken as a whole.

2008

We made four acquisitions in 2008. The first acquisition took place during the first quarter of the year and consisted of a single cemetery (the “2008 First Quarter Acquisition”). The second acquisition took place in the third quarter of the year and consisted of six cemeteries and two funeral homes (the “2008 Third Quarter Acquisition”) and the third and fourth acquisitions took place in the fourth quarter of the year and consisted of two cemeteries and one funeral home (the “2008 Fourth Quarter Acquisition”).

We paid $600,000 in cash and $500,000 in common units representing limited partner interests to the sellers for the 2008 First Quarter Acquisition. Including the acquisition transaction costs, the transaction was valued at $1.2 million for accounting purposes.

We paid approximately $800,000 in cash to the sellers for the 2008 Third Quarter Acquisition. Including the acquisition transaction costs, the transaction was valued at $1.4 million for accounting purposes.

We paid approximately $1.6 million in cash to the sellers for the 2008 Fourth Quarter Acquisition. Including the acquisition transaction costs, the transaction was valued at $1.8 million for accounting purposes.

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

Robert B. Hellman Jr., who serves as one of our directors, as the Chief Executive Officer and a Managing Director of McCown De Leeuw & Co., LLC and in various other positions with McCown De Leeuw, has applied for a U.S. patent on a technology entitled, “Apparatus and Method for Operating a Death Care Business as a Master Limited Partnership.” The computer-implemented method defines death care master limited partnership assets based upon qualifying death care business income sources and non-qualifying death care business income sources. The pending patent application was filed on November 27, 2002, and claims priority to an earlier patent application filed November 30, 2001 Mr. Hellman assigned the patent application to McCown De Leeuw & Co. IV, L.P. in February 2003 and recorded the assignment in the United States Patent and Trademark Office in March 2003. McCown De Leeuw & Co. IV, L.P. assigned a 50% ownership interest in the patent application and, if issued, the patent to the partnership. That patent application is still pending. We cannot assure you that the patent will be issued or, if it is issued and subsequently challenged, that it will be determined to be valid.

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

General

Our operations are subject to regulation, supervision and licensing under federal, state and local laws which impacts the goods and services that we may sell and the manner in which we may furnish goods and services.

Cooling-Off Legislation

Each of the states where our current cemetery properties are located has “cooling-off” legislation with respect to pre-need sales of cemetery and funeral home products and services. This legislation requires us to refund proceeds from pre-need sales contracts if canceled by the customer for any reason within three to thirty days, from the date of the contract, depending on the state.

Trusting

Sales of cemetery interment rights and pre-need sales of cemetery and funeral home merchandise and services are subject to trusting requirements imposed by state laws in virtually all of the states where we operate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Trusting.”

Truth in Lending Act and Regulation Z

Our pre-need installment contracts are subject to the federal Truth-in-Lending Act, or TILA, and the regulations thereunder, which are referred to as Regulation Z. TILA and Regulation Z promote the informed use of consumer credit by requiring us to disclose, among other things, the annual percentage rate, finance charges and amount financed when extending credit to customers.

Do Not Call Implementation Act

We are subject to the requirements of two federal statutes governing telemarketing practices, the Telephone Consumer Protection Act, or TCPA, and the Telemarketing and Consumer Fraud and Abuse Prevention Act, or TCFAPA. These statutes impose significant penalties on those who fail to comply with their mandates. The Federal Communications Commission, or FCC, is the federal agency with authority to enforce the TCPA, and the Federal Trade Commission, or FTC, has jurisdiction under the TCFAPA. The FTC has established and implemented a national no-call registry under the TCFAPA. The legislation also establishes a private right of action for consumers against telemarketing entities under certain circumstances. The FCC has adopted regulations that mirror the no-call registry legislation. Primarily as a result of implementation of the do not call legislation, the percentage of our pre-need sales generated from telemarketing leads has decreased substantially in the past ten years. We are also subject to similar telemarketing consumer protection laws in the states of Alabama, Arkansas, California, Colorado, Delaware, Georgia, Hawaii, Illinois, Indiana, Kansas, Kentucky, Maryland, Michigan, Missouri, New Jersey, North Carolina, Ohio, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Virginia, Washington, West Virginia and Puerto Rico. These states’ statutes permit consumers to prevent unwanted telephone solicitations.

Occupational Safety and Health Act and Environmental Law Requirements

We are subject to the requirements of the Occupational Safety and Health Act, or OSHA, and comparable state statutes. OSHA’s regulatory requirement known as the Hazard Communication Standard, the Emergency Planning and Community Right-to-Know Act (“EPCRA”) and similar state statutes require us to report information about hazardous materials used or maintained for our operations to state, federal and local authorities. We may also be subject to Tier 1 or Tier 2 Emergency and Hazardous Chemical Inventory reporting requirements under EPCRA depending on the amount of hazardous materials maintained on-site at a particular facility. We are also subject to the federal Americans with Disabilities Act and similar laws which, among other things, may require that we modify our facilities to comply with minimum accessibility requirements for disabled persons.

Federal Trade Commission

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

Future Enactments and Regulation

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

Environmental Regulations and Liabilities

Our operations are subject to federal, state and local environmental regulations in three principal areas: (1) crematories for emissions to air that may trigger requirements under the Clean Air Act, (2) funeral homes for the management of hazardous materials and medical wastes and (3) cemeteries and funeral homes for the management of solid waste, underground and above-ground storage tanks and discharges to wastewater treatment systems and/ or septic systems.

Clean Air Act

The Federal Clean Air Act and similar state laws, which regulate emissions into the air, can affect crematory operations through permitting and emissions control requirements. Our cremation operations may be subject to Clean Air Act regulations under federal and state law and may be subject to enforcement actions if these operations do not conform to the requirements of these laws.

Emergency Planning and Community Right-to-Know Act

As noted above, federal, state and local regulations apply to the use of hazardous materials at our funeral homes. Depending on the types and quantities of materials we manage at any particular facility, we may be required to maintain and submit to authorities’ inventories of these materials present at that location and reports in compliance with EPCRA or similar state statutes.

Comprehensive Environmental Response, Compensation, and Liability Act

The Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA, and similar state laws affect our cemetery and funeral home operations by, among other things, imposing remediation obligations for threatened or actual releases of hazardous substances that may endanger public health or welfare or the environment. Under CERCLA and similar state laws, strict joint and several liability may be imposed on generators, site owners and operators, and others regardless of fault or the legality of the original disposal activity. Our operations include the use of some materials that may meet the definition of “hazardous substances” under CERCLA or state laws and thus may give rise to liability if released to the environment through a spill or release. Should we acquire new properties with pre-existing conditions triggering CERCLA or similar state liability, we may become liable for responding to those conditions under CERCLA or similar state laws. We may become involved in proceedings, litigation or investigations at one or more sites where releases of hazardous substances have occurred, and we cannot assure you that the associated costs and potential liabilities would not be material.

Underground and Aboveground Storage Tank Laws and Solid Waste Laws

Federal, state and local laws regulate the installation, removal, operations and closure of underground storage tanks, or USTs and above-ground storage tanks, or ASTs, which are located at some of our facilities as well as the management and disposal of solid waste. Most of the USTs and ASTs contain petroleum for heating our buildings or are used for vehicle maintenance, or general operations. Depending upon the age and integrity of the USTs and ASTs, they may require upgrades, removal and/or closure, and remediation may be required if there has been a discharge or release of petroleum into the environment. All of the aforementioned activities may require us to incur capital costs and expenses to ensure continued compliance with environmental requirements. Should we acquire properties with existing USTs and ASTs that are not in compliance with environmental requirements, we may become liable for responding to releases to the environment or for costs associated with upgrades, removal and/or closure costs, and we can not assure you that the costs or liabilities will not be material in that event. Solid wastes have been disposed of at some of our cemeteries, both lawfully and unlawfully. Prior to acquiring a cemetery, an environmental site assessment is usually conducted to determine, among other conditions, if a solid waste disposal area or landfill exists on the parcel which requires removal, cleaning or management. Depending upon the existence of any such solid waste disposal areas, we may be required by the applicable regulatory authority to remove the waste materials or to conduct remediation and we cannot assure you that the costs or liabilities will not be material in that event.

Employees

As of December 31, 2009, our general partner and its affiliates employed approximately 2,156 full-time and approximately 114 part-time employees. A total of 5 full time employees at one of our cemeteries located in New Jersey are represented by one union and are subject to collective bargaining agreements that expire in December 2010, 24 employees at 11 of our cemeteries located in Pennsylvania are represented by 3 different unions and are subject to collective bargaining agreements that expire between June 2010 and November 2011, 3 employees at 1 of our cemeteries located in Illinois are represented by a union and are subject to collective bargaining agreements that expired and are in the process of being renegotiated, 11 employees at 1 of our locations in California are represented by a union and are subject to a collective bargaining agreement that expired in January 2010, this agreement is currently being renegotiated, a total of 8 employees at 1 cemetery in Ohio are represented by a union and are subject to collective bargaining agreements that expire in December 2010. We believe that our relationship with our employees is good.

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

Item 1A. —Risk Factors

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

If we do not generate sufficient cash to pay the minimum quarterly distribution on the common units, the market price of the common units may decline materially. We expect that we will need working capital borrowings of approximately $12.7 million during the twelve-month period ending December 31, 2010 in order to have sufficient operating surplus to pay the full minimum quarterly distributions on all of our common units for that period, although the actual amount of working capital borrowings could be materially more or less. These working capital borrowings enable us to finance the build up in our accounts receivables, and to construct mausoleums and purchase products for our pre-need sales in advance of the time of need which, in turn, allows us to generate available cash for operating surplus over time by accessing the funds held in trust for the products purchased.

Our substantial level of indebtedness could materially adversely affect our ability to generate sufficient cash for distribution to our partners, to fulfill our debt obligations and to operate our business.

We have a substantial amount of debt, which requires significant interest and principal payments. As of December 31, 2009, we had $ 183.2 million of total debt outstanding and $13.5 million in cash and cash equivalents. Leverage makes us more vulnerable to economic downturns. Because we are obligated to dedicate a portion of our cash flow to service our debt obligations, our cash flow available for operations and for distribution to our partners will be reduced. The amount of indebtedness we have could limit our flexibility in planning for, or reacting to, changes in the markets in which we compete, limit our ability to obtain additional financing, if necessary, for working capital expenditures, acquisitions or other purposes, and require us to dedicate more cash flow to service our debt than we desire. Our ability to satisfy our indebtedness as required by the terms of our debt will be dependent on, among other things, the successful execution of our long-term strategic plan. Subject to limitations in our debt obligations, we may incur additional debt in the future, for acquisitions or otherwise, and servicing this debt could further limit our cash flow.

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

In addition, these debt obligations contain covenants requiring us to maintain certain financial ratios and tests. These restrictions may also limit our ability to obtain future financings. Our ability to comply with the covenants and restrictions contained in our debt obligations may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If market or other economic conditions continue to deteriorate, our ability to comply with these covenants may be impaired. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Long-Term Debt” If we violate any of the restrictions, covenants, ratios or tests in our debt obligations, the lenders will be able to accelerate the maturity of all borrowings thereunder and demand repayment of amounts outstanding, and our lenders’ commitment to make further loans to us may terminate. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. Any subsequent replacement of our obligations or any new indebtedness could have similar or greater restrictions.

Current economic conditions may result in a decrease in cemetery merchandise and services revenues.

During the months of November and December of 2008, we experienced a reduction in the value of contracts written for pre-need cemetery merchandise and services, which we believed resulted from the current economic downturn. While the value of contracts written increased in 2009, any further economic downturn could have a negative effect on future revenues from pre-need cemetery merchandise and services. It is also possible that any further economic downturn might lead to a decline in sales of at-need and funeral home merchandise and services.

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

A primary component of our business strategy is to grow through acquisitions of cemeteries and, to a lesser extent, funeral homes. We cannot assure you that we will be able to identify and acquire cemeteries on terms favorable to us or at all. We may face competition from other death care companies in making acquisitions. Historically, we have funded a significant portion of our acquisitions through borrowings Our ability to make acquisitions in the future may be limited by our inability to secure adequate financing, restrictions under our existing or future debt agreements, competition from third parties or a lack of suitable properties. As of December 31, 2009, we had approximately $45.0 million of available borrowing capacity under our acquisition credit facility.

In, addition, if we complete acquisitions, we may encounter various associated risks, including the possible inability to integrate an acquired business into our operations, diversion of management’s attention and unanticipated problems or liabilities, some or all of which could have a material adverse effect on our operations and financial performance. Also, when we acquire cemeteries that do not have an existing pre-need sales program or a significant amount of pre-need products and services that have been sold but not yet purchased or performed, the operation of the cemetery and implementation of a pre-need sales program after acquisition may require significant amounts of working capital. This may make it more difficult for us to make acquisitions.

If the trend toward cremation in the United States continues, our revenues may decline which could have an adverse effect on our business and financial condition.

We and other death care companies that focus on traditional methods of interment face competition from the increasing number of cremations in the United States. Because the products and services associated with a cremation, such as niches and urns, produce lower revenues than the products and services associated with a traditional interment, a continuing trend toward cremations may reduce our revenues and profitability.

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

Our cemetery and funeral home operations are subject to numerous federal, state and local environmental and health and safety regulations. We may become subject to liability for the removal of hazardous substances and solid waste under CERCLA and other federal and state laws. Under CERCLA and similar state laws, strict, joint and several liability may be imposed on various parties, regardless of fault or the legality of the original disposal activity. Our funeral home, cemetery and crematory operations include the use of some materials that may meet the definition of “hazardous substances” under CERCLA or state laws and thus may give rise to liability if released to the environment through a spill or release. We cannot assure you that we will not face liability under CERCLA for any conditions at our properties, and we cannot assure you that these liabilities will not be material. Our cemetery and funeral home operations are subject to regulation of underground and above ground storage tanks and laws managing the disposal of solid waste. If new requirements under local, state or federal laws were to be adopted, and were more stringent than existing requirements, new permits or capital expenditures may be required.

Our funeral home operations are generally subject to federal and state regulations regarding the disposal of medical waste, and are also subject to regulation by federal, state or local authorities under the EPCRA. We are required by EPCRA to maintain, and report, if applicable thresholds are met, a list of any hazardous chemicals, which are stored or used at our facilities, we use to state, federal, and local agencies.

Our crematory operations may be subject to regulation under the federal Clean Air Act and any analogous state laws. If new regulations applicable to our crematory operations were to be adopted, they could require permits or capital expenditures that could increase our costs of operation and compliance.

Risks Inherent in an Investment in Us

Our general partner and its affiliates have conflicts of interest and limited fiduciary duties, which may permit them to favor their own interests to your detriment.

As of December 31, 2009, CFSI LLC owned an aggregate 15.7% limited partner interest in us and owned all of the Class A units of our general partner. Conflicts of interest may arise between CFSI LLC and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of the unitholders. These conflicts include, among others, the following situations:

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

•

In some instances, our general partner may cause us to borrow funds or sell assets outside of the ordinary course of business in order to permit the payment of distributions, even if the purpose or effect of the borrowing is to make distributions in an amount such that incentive distribution rights will be paid.

Holders of our common units have limited voting rights and are not entitled to elect our general partner or its directors, which could reduce the price at which the common units will trade.

Unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders did not select our general partner or elect the board of directors of our general partner and will have no right to select our general partner or elect its board of directors in the future. We are not required to have a majority of independent directors on our board. The board of directors of our general partner, including the independent directors, is chosen entirely by the owners of our general partner and not our unitholders. As a result of these limitations, the price at which the common units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price.

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

Subject to the limitations on restricted payments contained in the indenture governing the 10.25% Senior Notes due 2017 and other indebtedness, the master partnership distributes all of our “available cash” each quarter to its limited partners and general partner. “Available cash” is defined in the master partnership’s partnership agreement, and it generally means, for each fiscal quarter, all cash and cash equivalents on hand on the date of determination for that quarter less the amount of cash reserves established at the discretion of the general partner to:

•	provide for the proper conduct of our business;

•	comply with applicable law, the terms of any of our debt instruments or other agreements; or

•	provide funds for distributions to its unitholders and general partner for any one or more of the next four calendar quarters.

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

Tax Risks to Common Unitholders

Audit adjustments to the taxable income of our corporate subsidiaries for prior taxable years may reduce the net operating loss carryforwards of such subsidiaries and thereby increase their tax liabilities for future taxable periods.

Our business was conducted by an affiliated group of corporations during periods prior to the completion of our initial public offering and, since the initial public offering, continues to be conducted in part by corporate subsidiaries. The amount of cash distributions we receive from our corporate subsidiaries over the next several years will depend in part upon the amount of net operating losses available to those subsidiaries to reduce the amount of income subject to federal income tax they would otherwise pay. These net operating losses will begin to expire in 2019. The amount of net operating losses available to reduce the income tax liability of our corporate subsidiaries in future taxable years could be reduced as a result of audit adjustments in respect to prior taxable years.

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

Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as our not being subject to a material amount of additional entity-level taxation by individual states. If the IRS treats us as a corporation for federal tax purposes or we become subject to additional entity-level taxation for state tax purposes, it would reduce the amount of cash available for distribution to you.

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

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35% and would likely pay state income tax at varying rates. Distributions to you would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to you. Because a tax would be imposed upon us as a corporation, our cash available for distribution to you would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to the unitholders, likely causing a substantial reduction in the value of our common units. Moreover, treatment of us as a corporation could materially and adversely affect our ability to make payment on our debt.

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

Investment in common units by tax-exempt entities, such as employee benefit plans individual retirement accounts (known as IRAs) and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRA’s and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file United States federal tax returns and pay tax on their share of our taxable income. If you are a tax-exempt entity or a non-U.S. person, you should consult your tax advisor before investing in our common units.

We treat each purchaser of common units as having the same tax benefits without regard to the actual common units purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.

Due to a number of factors, including our inability to match transferors and transferees of common units, we take depreciation and amortization positions that may not conform to all aspects of the existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to you. It also could affect the timing of these tax benefits or the amount of gain from the sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to your tax returns

We have adopted certain valuation methodologies that may result in a shift of income, gain, loss and deduction between the general partner and the unitholders. The IRS may challenge this treatment, which could adversely affect the value of the common units.

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

We will be considered to have terminated our partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once. Our termination would, among other things, result in the closing of our taxable year for all unitholders which would result in our filing two tax returns for one fiscal year and could result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a calendar year, the closing of our taxable year may result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but instead, we would be treated as a new partnership for tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred. The IRS has recently announced a relief procedure whereby if a publicly traded partnership that has technically terminated requests and the IRS grants special relief, among other things, the partnership will be required to provide only a single Schedule K-1 to unitholders for the tax years in which the termination occurs.

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

We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. Nonetheless, we allocate certain deductions for depreciation of capital additions based upon the date the underlying property is put in service. The use of this proration method may not be permitted under existing Treasury Regulations. Recently, however, the U.S. Treasury Department issued proposed Treasury Regulations that provide a safe harbor pursuant to which publicly traded partnerships may use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders. Nonetheless, the proposed regulations do not specifically authorize the use of the proration method we have adopted. If the IRS were to challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

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

Cemeteries and Funeral Homes

The following table summarizes the distribution of our cemetery and funeral properties by state as of December 31, 2009 as well as the weighted average estimated remaining sales life in years for our cemeteries based upon number of interment spaces sold during 2009:

	Cemeteries	Funeral Homes	Total Net acres	Weighted Average Estimated Net Sales Life	Number of Interment Spaces Sold in 2009
Alabama	9	6	305	200	1,308
Arkansas	—	2	—	—	—
California	7	9	270	44	1,787
Colorado	2	—	12	471	30
Delaware	1	—	12	206	23
Florida	—	1	—	—	—
Georgia	7	—	135	125	1,004
Hawaii	1	—	6	201	—
Illinois	7	2	243	204	787
Indiana	6	—	422	338	732
Iowa	1	—	89	300	108
Kansas	2	1	35	163	250
Kentucky	2	—	59	102	296
Maryland	10	1	716	131	1,870
Michigan	3	—	87	494	209
Missouri	3	1	116	298	333
New Jersey	6	—	341	44	1,785
North Carolina	13	—	331	149	2,246
Ohio	12	2	875	204	2,248
Oregon	7	8	181	228	807
Pennsylvania	51	8	2,479	525	2,737
Puerto Rico	2	1	64	110	517
Rhode Island	2	—	70	1,067	24
South Carolina	8	3	395	162	1,166
Tennessee	8	5	428	285	1,077
Virginia	29	2	773	169	2,385
Washington	3	2	33	56	161
West Virginia	33	4	1,404	389	1,954

Total	235	58	9,881	226	25,842

We calculated estimated remaining sales life for each of our cemeteries by dividing the number of unsold interment spaces by the number of interment spaces sold at that cemetery in the most recent year. For purposes of estimating remaining sales life, we defined unsold interment spaces as unsold burial lots and unsold spaces in existing mausoleum crypts as of December 31, 2009. We defined interment spaces sold in 2009 as:

•	the number of burial lots sold, net of cancellations;

•	the number of spaces sold in existing mausoleum crypts, net of cancellations; and

•	the number of spaces sold in mausoleum crypts that we have not yet built, net of cancellations.

We count the sale of a double-depth burial lot as the sale of one interment space even though a double-depth burial lot includes two interment rights. We count an unsold double-depth burial lot as one unsold interment space. Because our sales of cremation niches were immaterial, we did not include cremation niches in the calculation of estimated remaining sales life. When calculating estimated remaining sales life, we did not take into account any future cemetery expansion. In addition, sales of an unusually high or low number of interment spaces in a particular year affect our calculation of estimated remaining sales life. Future sales may differ from previous years’ sales, and actual remaining sales life may differ from our estimates. We calculated the weighted average estimated remaining sales life by aggregating unsold interment spaces and interment spaces sold on a state-by-state or company-wide basis. Based on the number of interment spaces sold in 2009, we estimate that our cemeteries have an aggregate weighted average remaining sales life of 226 years.

The following table shows the cemetery properties that we owned or operated as of December 31, 2009, grouped by estimated remaining sales life:

	0 - 25 years	26 - 49 years	50 - 100 years	101 - 150 years	151 - 200 years	Over 200 years
Alabama	—	—	3	2	1	3
California	3	1	2	—	—	1
Colorado	—	—	—	—	—	2
Delaware	—	—	—	—	—	1
Georgia	1	—	2	2	—	2
Hawaii	—	—	—	—	—	1
Illinois	—	—	1	2	2	2
Indiana	—	1	—	—	—	5
Iowa	—	—	—	—	—	1
Kansas	—	—	1	—	—	1
Kentucky	—	1	—	—	1	—
Maryland	1	1	4	—	—	4
Michigan	—	—	—	—	—	3
Missouri	—	—	—	1	—	2
New Jersey	1	3	2	—	—	—
North Carolina	—	—	2	3	5	3
Ohio	—	1	3	—	—	8
Oregon	—	—	1	3	—	3
Pennsylvania	3	2	1	7	3	35
Puerto Rico	—	—	1	—	—	1
Rhode Island	—	—	—	—	—	2
South Carolina	—	2	—	2	1	3
Tennessee	—	—	—	—	1	7
Virginia	2	1	3	3	4	16
Washington	1	—	2	—	—	—
West Virginia	4	2	2	—	4	21

Total	16	15	30	25	22	127

We believe that we have either satisfactory title to or valid rights to use all of our cemetery properties. The 16 cemetery properties that we operate under long-term operating agreements are held by cemetery associations that are owned by the cemetery lot holders or have no legal owners. We believe that the cemetery associations have either satisfactory title to or valid rights to use these 16 cemetery properties and that we have valid rights to use these properties under the operating agreements. Although title to the cemetery properties is subject to encumbrances such as liens for taxes, encumbrances securing payment obligations, easements, restrictions and immaterial encumbrances, we do not believe that any of these burdens should materially detract from the value of these properties or from our interest in these properties, nor should these burdens materially interfere with the use of our cemetery properties in the operation of our business as described above. Many of our cemetery properties are located in zoned regions, and we believe that cemetery use is permitted for those cemeteries either (1) as expressly permitted under applicable zoning ordinances; (2) through a special exception to applicable zoning designations; or (3) as an existing non-conforming use.

Other

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

Item 4.	(Removed and Reserved)

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common units are listed on the NASDAQ Global Select Market (“Nasdaq”) under the symbol “STON”. As of March 15, 2010, there were 13,357,585 common units outstanding, representing a 98.0% limited partner interest in us. As of February 26, 2010, there were 55 unitholders of record, representing approximately 11,234 beneficial holders. The following table sets forth the high and low sale prices of our common units for the periods indicated, based on the daily composite listing of common unit transactions for the Nasdaq.

	Price range		Declared Distributions (1)
Quarter ended	High	Low
March 31, 2008	$20.22	$16.60	$0.5150
June 30, 2008	$19.85	$16.65	$0.5350
September 30, 2008	$18.73	$13.50	$0.5550
December 31, 2008	$14.80	$8.69	$0.5550
March 31, 2009	$15.42	$9.55	$0.5550
June 30, 2009	$17.15	$11.15	$0.5550
September 30, 2009	$18.00	$14.50	$0.5550
December 31, 2009	$20.00	$16.50	$0.5550

(1)	Distributions were declared and paid within 45 days of the close of each quarter.

CASH DISTRIBUTION POLICY

Quarterly Distributions of Available Cash

General

Within 45 days after the end of each quarter, we will distribute all of our available cash to unitholders of record on the applicable record date.

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

Conversion of Subordinated Units

During the quarter ended September 30, 2009, we met the final early conversion test of our subordinated units and accordingly, all remaining subordinated units converted into common units on November 13, 2009.

Any reference to, or any explanation related to subordinated units and their respective distribution rights are no longer applicable. All prior units considered to be subordinated units are now common units with equal distribution priority rights of all other common units.

General Partner Interest and Incentive Distribution Rights

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

General

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

Operating Surplus

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

Capital Surplus

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

The exception for sales of excess cemetery property in any four-quarter period beginning with the quarter ending September 30, 2008 generally is calculated by multiplying $1 million by a fraction, the numerator of which is the number of cemeteries and funeral homes owned and operated by us on the last day of the quarter in which the sale occurs and the denominator of which is 139. Prior to the third quarter of 2008, the exception for sales of excess cemetery property was $1 million, which was subject to increase by our general partner, with the concurrence of its conflicts committee, if the size of our operations increased as a result of acquisitions or other expansions.

Distributions of Available Cash from Operating Surplus

The following table illustrates the priority of distributions of available cash from operating surplus between the unitholders and our general partner as a result of the conversion of all subordinated units during the subordination period, which ended in the fourth quarter of 2009. During the subordination period the common units will have the right to receive distributions of available cash from operating surplus in an amount equal to the minimum quarterly distribution of $0.4625 per unit, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units. The amounts set forth in the table in the column titled “Marginal Percentage Interest in Distributions” are the percentage interests of our general partner and the unitholders in any available cash from operating surplus we distribute up to and including the corresponding amount in the column titled “Total Quarterly Distribution Target Amount,” until the available cash from operating surplus that we distribute reaches the next target distribution level, if any. The percentage interests shown for our general partner include its 2% general partner interest and assume the general partner has contributed any additional capital required to maintain its 2% general partner interest and has not transferred the incentive distribution rights.

	Total Quarterly Distribution Target Amount	Marginal Percentage Interest in Distributions
		Common Unitholders	General Partner
Minimum Quarterly Distribution	up to $0.4625	98%	2%
Arrearages on Minimum Quarterly Distribution	up to $0.4625	98%	2%
Second Target Distribution	Above $0.5125 to $0.5875	85%	15%
Third Target Distribution	Above $0.5875 to $0.7125	75%	25%
Thereafter	Above $0.7125	50%	50%

Distributions of Available Cash from Capital Surplus

We do not currently expect to make any distributions of available cash from capital surplus. However, to the extent that we make any distributions of available cash from capital surplus, they will be made in the following manner:

•

first, 98% to common unitholders, pro rata, and 2% to our general partner, until we have distributed for each common unit an amount of available cash from capital surplus equal to the initial public offering price;

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

Because distributions of capital surplus will reduce the minimum quarterly distribution, after any of these distributions are made, it may be easier for the general partner to receive incentive distributions. Any distribution of capital surplus before the unrecovered initial unit price is reduced to zero cannot be applied, however, to the payment of the minimum quarterly distribution or any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters.

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

For example, if a two-for-one split of the common units should occur, the minimum quarterly distribution, the target distribution levels and the unrecovered initial unit price would each be reduced to 50% of its initial level. We will not make any adjustment by reason of the issuance of additional units for cash or property.

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

The allocations of taxable gain upon liquidation are intended, to the extent possible, to allow the holders of common units to receive proceeds equal to their unrecovered initial unit price plus the minimum quarterly distribution for the quarter during which liquidation occurs plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters prior to any allocation of gain to the common units. There may not be sufficient taxable gain upon our liquidation to enable the holders of common units to fully recover all of these amounts. Any additional taxable gain will be allocated in a manner intended to allow our general partner to receive proceeds in respect of its incentive distribution rights.

If there are losses upon liquidation, they will first be allocated to the general partner and then to the common units and the general partner interest until the capital accounts of the common units have been reduced to zero. Any remaining loss will be allocated to the general partner interest.

Equity Compensation Plan Information

See the equity compensation plan table set forth in Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6.	Selected Financial Data

The following tables present selected financial and operating data of the Company for the periods and as of the dates indicated derived from our audited consolidated financial statements. The following tables should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited historical consolidated financial statements and accompanying notes thereto set forth in this Annual Report on Form 10-K.

Table 1: Operating and net income data

	Year ended December 31,
	2009	2008	2007	2006	2005
	(in, thousands, except for unit data)
Cemetery revenues
Merchandise	$87,836	$90,968	$74,509	$58,219	$54,421
Services	36,947	36,894	28,547	25,555	19,346
Investment and other	33,055	31,623	31,476	25,221	24,095
Funeral home revenues
Merchandise	9,701	9,249	4,655	2,696	1,200
Services	13,665	14,714	6,127	3,422	1,598

Total revenues	181,203	183,448	145,314	115,113	100,660

Cost of goods sold (exclusive of depreciation shown separately below):
Perpetual care	4,727	4,326	3,553	3,109	2,575
Merchandise	17,120	18,556	16,118	11,583	11,323
Cemetery expense	41,246	41,651	30,767	24,344	20,942
Selling expense	34,123	34,806	29,245	23,186	20,072
General and administrative expense	22,498	21,372	15,684	12,801	10,553
Overhead (including unit-based compensation of $1,576 in 2009, $2,262 in 2008, $4,741 in 2007 and $1,212 in 2006 (1)	22,370	21,293	24,991	19,795	16,304
Depreciation and amortization	6,390	5,029	3,891	3,501	3,510
Funeral home expense
Merchandise	3,716	3,684	1,575	1,004	397
Services	9,275	9,073	4,198	2,285	1,082
Other	6,014	6,308	2,649	1,547	903
Acquisition related costs	2,292	—	—	—	—

Total costs and expenses	169,772	166,098	132,671	103,155	87,661

Operating profit	11,431	17,350	12,643	11,958	12,999
Gain on sale of funeral home	434	—	—	—	—
Gain on acquisitions	4,435	—	—	—	—
(Decrease) in fair value of interest rate swap	(2,681)	—	—	—	—
Expenses related to refinancing (2)	2,242	—	157	—	—
Interest expense	14,409	12,714	9,075	7,491	6,457

Income (loss) before income taxes	(3,031)	4,636	3,411	4,467	6,542
Income taxes (benefit)
State	808	304	398	438	587
Federal	(2,762)	(224)	227	989	1,250

Total income taxes	(1,954)	80	625	1,427	1,837

Net income (loss)	$(1,077)	$4,556	$2,786	$3,040	$4,705

Net income (loss) per limited partner (common) unit (basic and diluted)	$(0.09)	$0.38	$0.30	$0.34	$0.54

(1)	Includes a write-off of $571,000 in 2007 incurred in connection with a potential acquisition of a group of cemeteries in Michigan that we determined were unlikely to take place. Also includes bonuses of $3.2 million and $2.0 million in 2007 and 2006 respectively, unit-based compensation of $1.6 million, $2.3 million, $4.7 million and $1.2 million in 2009, 2008, 2007 and 2006 respectively and an $883,000 reserve for the write-off of our investment in a management agreement in 2006 for an agreement that was subsequently terminated.
(2)	Represents write-downs in previously capitalized debt issuance costs.

Table 2: Balance Sheet Data

	Year ended December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Cemetery property	$235,357	$228,499	$187,552	$171,714	$164,772
Total assets (1)	858,889	738,240	816,862	629,592	551,487
Deferred cemetery revenues, net (2)	258,978	193,017	220,942	196,103	167,035
Total debt	183,199	160,934	146,164	103,492	86,945
Total unit-holder equity	$115,248	$119,389	$136,746	$101,288	$109,600

(1)	Includes the fair value of assets held in the merchandise and perpetual care trusts. Refer to Note 1 of our Consolidated Financial Statements for a detailed discussion of the consolidation rules for these assets.
(2)	Represents revenues to be recognized from the sale of merchandise and services. Refer to Note 1 of our Consolidated Financial Statements for a detailed discussion on the revenue recognition rules.

Table 3: Cash Flow and Other Financial Data

	Year ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except unit data)
Net cash provided by (used in):
Operating activities	$13,498	$21,144	$18,973	$18,339	$17,589
Investing activities	(10,949)	(17,046)	(86,777)	(14,625)	(15,286)
Financing activities	3,862	(10,830)	71,690	(725)	(9,852)
Change in assets and liabilities that provided (used) cash:
Merchandise trust	(6,133)	(453)	(5,223)	(3,517)	10,473
Merchandise liability	(4,343)	(5,366)	(7,171)	(8,109)	(7,224)
Capital expenditures
Maintenance capital expenditures	2,524	4,809	3,051	2,059	2,192
Expansion capital expenditures, including acquisitions	8,859	12,237	83,726	20,532	18,994
Distributions declared per common unit	$2.2200	$2.1600	$2.0450	$1.9500	$1.8625

Table 4: Operating Data

	Year ended December 31,
	2009	2008	2007	2006	2005
Interments performed	37,782	38,863	29,380	26,003	22,263
Cemetery revenues per interment performed (1)	$4,196	$4,104	$4,579	$4,192	$4,396
Interment rights sold (2)
Lots (1)	22,637	22,552	17,509	13,769	12,758
Mausoleum crypts (including pre-construction)	2,316	1,881	2,314	2,361	2,163
Niches	889	864	602	440	409

Net interment rights sold (1) (2)	25,842	25,297	20,425	16,570	15,330

Number of contracts written	83,043	80,144	63,026	54,675	46,510
Aggregate contract amount, in thousands (excluding interest)	$197,787	$187,093	$138,588	$116,407	$96,642
Average amount per contract (excluding interest)	$2,382	$2,334	$2,199	$2,129	$2,078
Number of pre-need contracts written	39,043	35,599	29,546	24,999	21,306
Aggregate pre-need contract amount, in thousands (excluding interest)	$124,997	$115,024	$89,486	$74,301	$63,415
Average amount per pre-need contract (excluding interest)	$3,202	$3,231	$3,029	$2,972	$2,976
Number of at-need contracts written	44,000	44,545	33,480	29,676	25,204
Aggregate at-need contract amount, in thousands (excluding interest)	$72,790	$72,068	$49,102	$42,106	$33,227
Average amount per at-need contract (excluding interest)	$1,654	$1,618	$1,467	$1,419	$1,318

(1)	Excludes the sale of a tract of land equivalent to 1,881 burial lots at $1.7 million in 2005.
(2)	Net of cancellations. Sales of double-depth burial lots are counted as two sales.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and notes thereto included in Item 8 of this Annual Report on Form 10-K. Those notes also give more detailed information regarding the basis of presentation for the following information.

Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K, including, but not limited to, information regarding the status and progress of our operating activities, the plans and objectives of our management, assumptions regarding our future performance and plans, and any financial guidance provided, as well as certain information in other filings with the SEC and elsewhere are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,” “may,” “will,” “estimate,” “continues,” “anticipate,” “intend,” “project,” “expect,” “predict” and similar expressions identify these forward-looking statements. These forward-looking statements are made subject to certain risks and uncertainties that could cause actual results to differ materially from those stated, including, but not limited to, the following: uncertainties associated with future revenue and revenue growth; the impact of our significant leverage on our operating plans; our ability to service our debt; changes in the fair value of certain equity and debt securities held in our trusts; our ability to attract, train and retain an adequate number of sales people; uncertainties associated with the volume and timing of pre-need sales of cemetery services and products; increased use of cremation; changes in the death rate; changes in the political or regulatory environments, including potential changes in tax accounting and trusting policies; our ability to successfully implement a strategic plan relating to producing operating improvements; and various other uncertainties associated with the death care industry and our operations in particular.

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

Cornerstone had been founded in 1999 by members of our management team and a private equity investment firm, which we refer to as McCown De Leeuw, in order to acquire a group of 123 cemetery properties and 4 funeral homes. Since that time, Cornerstone, succeeded by us, acquired 111 additional cemeteries and 54 funeral homes, entered into three long term cemetery operating agreements, built two funeral homes, exited from one long term cemetery operating agreement and sold one cemetery and two funeral homes.

Capitalization

On September 20, 2004, we completed our initial public offering of 3,675,000 common units at a price of $20.50 per unit representing a 42.5% interest in us. On September 23, 2004, we sold an additional 551,250 common units to the underwriters in connection with the exercise of their over-allotment option and redeemed an equal number of common units from CFSI LLC at a cost of $5.3 million. Subsequent to this transaction, there were 4,239,782 common units and 4,239,782 subordinated units outstanding. Total gross proceeds from the initial public offering and the exercise of the over-allotment option were $86.6 million, before offering costs and underwriting discounts. Net proceeds, after deducting underwriting discounts but before paying offering costs, from these sales of common units was $80.8 million.

Concurrent with the initial public offering, our wholly owned subsidiary, StoneMor Operating LLC, and its subsidiaries (collectively “StoneMor LLC”), all as borrowers, issued and sold $80.0 million in aggregate principal amount of senior secured notes in a private placement and entered into a $12.5 million revolving credit facility and a $22.5 million acquisition facility with a group of banks. The net proceeds of the initial public offering and the sale of senior secured notes were used to repay the debt and associated accrued interest of approximately $135.1 million of CFSI LLC and $15.7 million of fees and expenses associated with the initial public offering and the sale of senior secured notes. The remaining funds have been used for general partnership purposes, including the construction of mausoleum crypts and lawn crypts, the purchases of equipment needed to install burial vaults and the acquisition of cemetery and funeral home locations.

On December 21, 2007, we completed a follow on public offering of 2,650,000 common units at a price of $20.26 per unit representing a 22.2% interest in us, making a total of 8,505,725 common units outstanding. In conjunction with this offering, our general partner contributed $1.1 million to maintain its 2% general partner interest. Total gross proceeds from this public offering were $54.8 million, before offering costs and underwriting discounts. Net proceeds, after deducting underwriting discounts but before paying offering costs, from these sales of common units were $51.8 million.

Concurrent with this follow on public offering, StoneMor LLC, all as borrowers, issued $17.5 million in aggregate principal amount of senior secured notes. The net proceeds of the public offering and the sale of senior secured notes and borrowings of $6.3 million under our acquisition line of credit were used to purchase 45 cemeteries and 30 funeral homes from Service Corporation International (NYSE: SCI).

On November 24, 2009, we completed the second follow on public offering of 1,275,000 common units at a price of $17.00 per unit representing a 9.5% interest in us. On December 7, 2009, we sold an additional 191,250 common units in connection with the exercise of the underwriter’s over-allotment option. In conjunction with this offering, our general partner contributed $0.51 million to maintain its 2% general partner interest. Total gross proceeds from these transactions were $25.4 million, before offering costs and underwriting discounts. Net proceeds, after deducting underwriting discounts and offering expenses were $24.2 million.

Concurrent with this second follow on public offering, certain of our subsidiaries made a private offering to eligible purchasers of $150.0 million aggregate principal amount of senior notes due 2017. The net proceeds from this offering, after deducting the original issue discount and fees were approximately $138.1 million. The net proceeds of the second follow on public offering, the general partner contribution and the offering of senior notes of $162.5 million was used to pay off debt and accrued interest of approximately $154.9.The remaining proceeds will be used for general partnership purposes.

Overview

Cemetery Operations

General

We are currently the second largest owner and operator of cemeteries in the United States. As of December 31, 2009, we operated 235 cemeteries in 24 states and Puerto Rico. We own 219 of these cemeteries, and we operate the remaining 16 under management or operating agreements with the non-profit cemetery corporations that own the cemeteries. As a result of the agreements, other control arrangements and applicable accounting rules, we consolidate the results of such 16 cemeteries in our consolidated financial statements.

We sell cemetery products and services both at the time of death, which we refer to as at-need, and prior to the time of death, which we refer to as pre-need. During the year ended December 31, 2009, we performed approximately 37,782 burials and sold approximately 25,842 interment rights (net of cancellations) compared to 38,863 and 25,297 in 2008 and 29,380 and 20,425 in 2007, respectively. Cemetery revenues accounted for approximately 87.1%, 86.9% and 92.6% during the years ended December 31, 2009, 2008 and 2007 respectively.

Revenues

We derive our cemetery revenues primarily from:

•	at-need sales of cemetery interment rights, merchandise and services, which we recognize as revenue when we have delivered the underlying merchandise or performed the underlying services;

•	pre-need sales of cemetery interment rights, which we generally recognize as revenue when we have collected 10% of the sales price from the customer;

•

pre-need sales of cemetery merchandise, which we recognize as revenue when we have delivered the underlying merchandise or performed the underlying services. The criteria for meeting this delivery requirement generally means that;

1.	the merchandise has been completed; and

2.	the merchandise is either installed or stored at an independent off-site location, at no additional cost to us, and specifically identified with a particular customer; and

3.	the risks and rewards of ownership have passed on to the customer.

•	pre-need sales of cemetery services, which we recognize as revenues when we perform the services for the customer;

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

Pre-need Sales

Pre-need products and services are typically sold on an installment basis. Pre-need sales are subject to state law “cooling-off” periods, during which the customer may elect to cancel the contract and receive a full refund of amounts paid.

As previously noted, we do not recognize revenue on pre-need sales of merchandise and services until we have delivered the merchandise or performed the services. Accordingly, pre-need sales for which we have not as of yet recognized revenue are carried as a liability on our balance sheet (“deferred revenues”).

In certain cases, pre-need contracts will be cancelled before they are fully paid. In these circumstances, we are generally permitted to retain amounts already paid to us, including any amounts that were required to be deposited into trust.

In certain other cases, the products and services purchased under a pre-need contract are needed for interment before payment has been made in full. In these cases, we are generally entitled to be immediately paid in full for any amounts still outstanding.

Pre-need sales contracts normally contain provisions for both principal and interest. For those contracts that do not bear a market rate of interest, we impute such interest based upon the prime rate plus 150 basis points (this resulted in a rate of 4.75% for contracts entered into during 2009, 9.0% for contracts entered into during 2008 and 9.75% for contracts entered into during 2007 respectively) in order to segregate the principal and interest component of the total contract value.

We normally offer prepayment incentives to customers whose pre-need contracts are longer than 36 months and bear interest. If those customers pay their contracts in full in less than 12 months, we rebate the interest that we have collected from them. Even though this rebate policy reduces the amount of interest income we receive on our accounts receivable, the net effect is an increase in our immediate cash flow.

At-need Sales

Revenue on at-need merchandise sales is deferred until the time that such merchandise is delivered. The lag between the contract origination and delivery is normally minimal. We are not required to deposit any amounts from our at-need sales into merchandise trusts.

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

Cemetery expenses represent the cost to maintain and repair our cemetery properties and consist primarily of labor and equipment, utilities, real estate taxes and other maintenance items. Repairs necessary to maintain our cemeteries are expensed as they are incurred. Other maintenance costs required over the long term to maintain the operating capacity of our cemeteries, such as to build roads and install sprinkler systems, are capitalized.

3.	General and administrative expenses

General and administrative expenses, which do not include corporate overhead, primarily includes personnel costs, insurance and other costs necessary to maintain our cemetery offices.

4.	Depreciation and amortization

We depreciate our property and equipment on a straight-line basis over their estimated useful lives.

5.	Acquisition related costs

On January 1, 2009, we adopted Accounting Standards Codification No. 805 (“ASC 805”). Among other things, ASC 805 requires that costs incurred in acquisition related activities be expensed as incurred. Acquisition related costs include legal fees and other third party costs incurred in acquisition related activities.

Funeral Home Operations

As of December 31, 2009, we owned and operated 58 funeral homes. These properties are located within the contiguous United States and in Puerto Rico. Twenty six of our 58 funeral homes are located on the grounds of cemeteries that we own.

We derive revenues at our funeral homes from the sale of funeral home merchandise, including caskets and related funeral merchandise, and services, including removal and preparation of remains, the use of our facilities for visitation, worship and performance of funeral services and transportation services. We sell these services and merchandise almost exclusively at the time of need utilizing salaried licensed funeral directors. Funeral home revenues accounted for approximately 12.9%, 13.1% and 7.4% during the years ended December 31, 2009, 2008 and 2007 respectively.

Our funeral home operating expenses consist primarily of compensation to our funeral directors, day to day costs of managing the business and the cost of caskets.

Corporate

We incur fixed costs for corporate overhead primarily for centralized functions, such as payroll, accounting, collections and professional fees. We also incur expenses relating to reporting requirements under U.S. federal securities laws and certain other additional expenses of being a public company.

Revenues by State

The following table shows the percentage of revenues attributable to each of the states in which we operate for the periods presented:

	Year ended December 31,
	2009	2008	2007
Alabama	4.6%	4.7%	4.6%
California	10.3%	11.0%	0.2%
Florida	0.1%	1.8%	0.0%
Georgia	1.6%	1.8%	2.0%
Illinois	2.4%	2.4%	0.5%
Indiana	2.4%	2.6%	0.3%
Kansas	1.6%	1.5%	2.1%
Maryland	7.3%	8.0%	8.6%
Michigan	1.3%	1.3%	1.7%
Missouri	1.5%	1.6%	1.3%
New Jersey	8.0%	9.8%	12.4%
North Carolina	6.3%	5.7%	5.9%
Ohio	8.2%	6.6%	4.2%
Oregon	4.2%	3.7%	2.9%
Pennsylvania	17.0%	17.6%	27.8%
Tennessee	2.4%	2.1%	1.2%
Virginia	8.1%	8.5%	12.6%
West Virginia	7.3%	6.7%	9.7%
All others	5.5%	2.6%	2.0%

Total	100.0%	100.0%	100.0%

Principal Products and Services

The following table shows the percentage of revenues attributable to our principal products, services and other items during the periods presented:

	Year ended December 31,
	2009	2008	2007
Pre-need sales:
Burial lots	9.7%	9.1%	7.3%
Mausoleum crypts	4.7%	5.7%	6.1%
Markers	5.6%	4.8%	7.0%
Grave marker bases	1.4%	1.2%	2.7%
Burial vaults	5.0%	4.4%	5.6%
Lawn crypts	1.0%	0.8%	0.9%
Caskets	1.5%	2.5%	4.3%
Initial openings and closings (1)	5.9%	5.1%	5.9%
Other (2)	5.3%	3.5%	2.8%

Total pre-need sales	40.2%	37.1%	42.7%

Interest from pre-need sales	3.2%	2.9%	3.2%

Investment income from trusts:
Perpetual care trusts	7.0%	7.5%	8.8%
Merchandise trusts	3.8%	3.6%	5.4%

Total investment income from trusts	10.8%	11.1%	14.2%

At-need sales
Openings and closings (3)	12.5%	12.8%	11.9%
Markers	7.5%	9.3%	7.9%
Burial lots	3.9%	4.0%	3.0%
Mausoleum crypts	1.6%	1.5%	1.5%
Grave marker bases	1.5%	2.2%	2.4%
Foundations and inscriptions (4)	1.0%	1.2%	1.2%
Burial vaults	1.8%	2.0%	1.4%
Other (5)	1.8%	1.9%	1.4%

Total at-need sales	31.7%	35.0%	30.8%

Funeral home revenues	12.9%	13.1%	7.4%
Other revenues (6)	1.2%	0.8%	1.7%

Total revenues	100.0%	100.0%	100.0%

(1)	Installation of the burial vault into the ground.
(2)	Includes revenues from niches, mausoleum lights, cremations, pet cemeteries, installation of burial vaults and markers sold to our customers by third parties and pre-need sales made in connection with the relocation of other cemetery interment rights. Also includes document processing fees on pre-need contracts and fees from sales of travel care protection, which covers shipping costs of a body if death occurs more than 100 miles from the place of residence.
(3)	Installation of the burial vault into the ground and the placement of the casket into the vault.
(4)	Installation of the marker on the ground and its inscription.
(5)	Includes revenues from lawn crypts, decorative lights installed on mausoleum crypts, installations of burial vaults, markers sold to our customers by third parties, cremation fees and document-processing fees on at-need contracts.
(6)	Includes sales of manufactured burial vaults to third parties, sales of cemetery and undeveloped land, commissions from sales of pre-need funeral and death benefit insurance policies provided through a third-party insurer and other miscellaneous revenues.

Cash Flow

Pre-need sales often generate short-term cash flow deficits due to the timing of when we receive amounts from customers, pay related commissions and deposit amounts into the perpetual care and merchandise trusts.

We generally require customers to make a down payment on a pre-need contract of at least 5% of the total sales price. When we receive a payment from a customer on a pre-need contract, we first deposit the requisite portion into trust as required by state law. Then, we pay all or a portion of the commission due to the salesperson responsible for the sale up to a maximum of total cash received. In many cases, the sum of the commission paid and amount deposited into the trust exceeds the total cash received, causing a short-term cash flow deficit.

If the down payment received from the customer is not sufficient to cover the entire commission, the remaining commission is paid from subsequent installments, but only to the extent of 80% of the cash received from the customer in each installment. Again, in the near-term there is a possibility that the sum of the commission paid and amount deposited into the trust exceeds the total cash received, causing an additional short-term cash flow deficit. These short-term deficits are eventually recaptured as the total amount received exceeds the commissions paid and we meet the requirements for withdrawing amounts deposited into the merchandise trust.

The following example assumes a pre-need contract with a total sales price of $1,000, a 10% down payment, a 40% perpetual care and merchandise trusting requirement, a 15% sales commission and a one-year term without interest, our short-term cash flow would be as follows:

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

We can accelerate our operating cash flow by purchasing and delivering many of our products in advance of the time of customer need, either by installing them in the customer’s burial space (in the case of burial vaults) or storing them for the customer, and by performing certain services prior to the time of need. For example, within the allowances of state law, we purchase burial vaults, grave markers and caskets, and perform initial openings and closings to install the burial vault in the ground before the time of need. When we satisfy the criteria for delivery of pre-need products or perform pre-need services, we are permitted to withdraw the related principal and any income and capital gains that we have not already withdrawn from the merchandise trust, and we recognize the amounts withdrawn, including amounts previously withdrawn, as revenues. Advance purchasing helps us avoid the negative cash flow impact of depositing significant portions of our sales proceeds in trusts while earning rates on those trusts that are currently less than interest rates we pay on our debt. To the extent that we can purchase and deliver products and perform services in advance of the time of need, we can accelerate, within the limitations of GAAP, the timing of our revenue recognition for these products and services. As a result, decisions made by our management to purchase and deliver products or perform services in advance, for cash flow or other reasons, affects the timing of revenue recognition from the underlying sales.

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

Trusting

We are required to deposit a portion of amounts received on sales of certain cemetery merchandise and services into a perpetual care and/ or merchandise trust. These amounts are invested by third-party investment managers who are selected by the Trust and Compliance Committee of the board of directors of our general partner. These investment managers are required to invest our trust funds in accordance with applicable state law and internal investment guidelines adopted by the Trust and Compliance Committee. Our investment managers are monitored by third-party investment advisors selected by the Trust and Compliance Committee who advise the committee on the determination of asset allocations, evaluate the investment managers and provide detailed monthly reports on the performance of each merchandise and perpetual care trust.

Perpetual Care Trust

Pursuant to state law, a portion of the proceeds from the sale of cemetery property is required to be paid into perpetual care trusts. While this amount varies, it is generally 10% to 20% of the sales price of the interment right. All principal must remain in this trust into perpetuity while interest and dividends may be released to us and used to defray cemetery maintenance costs, which are expensed as incurred. Earnings from the perpetual care trusts are recognized in current cemetery revenues. To maximize this income, we have established investment guidelines for the third-party investment managers that manage the trust so that substantially all of the funds are invested in intermediate-term investment-grade fixed-income securities, high-yield fixed-income securities, master limited partnerships and real estate investment trusts.

We fund these amounts pro-rata on an “as received” basis. As payments are received from the customer, we deposit a pro rata amount of the payment into a perpetual care trust. For example, if we receive a payment of 20% of the sales price from the customer, we would deposit into the perpetual care trust 20% of the total amount required to be placed into trust for that sale.

We consolidate the assets of the trust in accordance with the provisions of ASC 810, as the trust is considered to be a variable interest entity for which we are the primary beneficiary. Assets are reflected at fair market value on the asset portion of our balance sheet as an asset entitled “perpetual care trusts, restricted, at fair value,” and an equal amount is reflected as a liability as “perpetual care trust corpus.”

Merchandise Trust

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

We consolidate the assets of the trust in accordance with the provisions of ASC 810, as the trust is considered to be a variable interest entity for which we are the primary beneficiary. Assets are reflected at fair market value on the asset portion of our balance sheet as an asset entitled “merchandise trusts, restricted, at fair value”.

Unlike assets in the perpetual care trusts, assets in the merchandise trusts will be released to us at the time we meet the requirements. These requirements vary from state to state depending upon applicable laws.

Earnings on funds held in merchandise trusts, including investment income and capital gains, are deferred and included in our balance sheet in deferred cemetery revenues, net, until such time that we recognize the revenue from the related sale.

We are permitted to withdraw the investment income, such as interest and dividends, as well as capital gains, from merchandise trusts at varying times depending on the applicable state law. In some states, we are permitted to make monthly withdrawals of investment income, but in other states we are permitted to withdraw income less frequently or only upon death. In all states, however, we are permitted to withdraw trust principal and earnings to purchase the merchandise or perform the services or, generally, when the customer cancels the contract. Some states impose additional restrictions on our ability to withdraw merchandise trust earnings if those trusts have realized losses. For example, if a Pennsylvania merchandise trust realizes a loss, the trust is required to recover the amount of the realized loss, either by earning income or generating capital gains, before we are allowed to withdraw earnings, except to purchase the related products or perform the related services. Other states, such as Virginia, permit continued withdrawals of merchandise trust earnings following a realized loss so long as the fair market value of the funds held in trust equals or exceeds the cost of the related products and services.

We invest the amounts deposited into merchandise trusts, within specified investment guidelines, primarily in intermediate-term, investment-grade fixed-income securities, high-yield fixed-income securities, real estate investment trusts and, to a lesser extent, equity securities and cash.

The income earned on funds held in perpetual care trusts and merchandise trusts can be materially affected by fluctuations in interest rates, dividend payments, and in the case of merchandise trusts, by the performance of the stock market. Investment income from trusts accounted for 10.8%, 11.1% and 14.2% of our 2009, 2008 and 2007 total revenues respectively. During 2009, 2008 and 2007 our average annual rates of return (not including changes in unrealized gains and losses) on funds held in merchandise trusts were 7.2%, 6.1% and 12.0%, respectively, while our average annual rates of return on funds held in perpetual care trusts were 8.3%, 8.1% and 6.8%, respectively. Past performance is not indicative of future performance.

Unrealized gains and losses in merchandise trusts are deferred and accordingly have no immediate impact on our revenues, earnings or cash flow unless the fair market value of the funds declines below the estimated costs to deliver the related products and services, in which case we would be required to record a current charge to earnings equal to the difference between the fair market value of the funds and the estimated costs.

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

For assets held in the perpetual care trusts, any reduction in the cost basis due to an other-than-temporary impairment is offset with an equal and opposite reduction in the perpetual care trust corpus and has no impact on earnings.

For assets held in the merchandise trust, any reduction in the cost basis due to an other-than-temporary impairment is recorded in deferred revenue.

The trust footnotes (notes 5 and 6 of our consolidated financial statements included in Item 8) disclose the adjusted cost basis of the assets in the trust and contain a more detailed discussion of other-than-temporarily impaired assets.

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

We have seen substantial improvement in certain areas since that time. The ratio of the fair value to the amortized cost of our merchandise trust assets has improved to 88.5% at December 31, 2009 as compared to 70.4% at December 31, 2008. We were able to raise capital via both a private offering of senior debt and a follow on public offering of our common units, representing a limited partnership interest in us. The value of pre-need and at-need contracts written has not deteriorated and totals for the year ended December 31, 2009 generally outpace totals from 2008.

We will continue to monitor evolving economic conditions and plan accordingly.

Decline in Market Value of Trust Assets

We have a substantial portfolio of invested assets in both our merchandise trust and the perpetual care trust. Both trusts have a mix of cash and cash equivalents, fixed maturity debt securities and equity securities. A critical issue for us had been the decline in the fair value of equity and (to a lesser degree) fixed maturity debt securities held in our trusts. This decline took place primarily during the last six months of 2008. As of December 31, 2009, the fair value of our fixed maturity debt securities had recovered to the point where such value exceeds the cost of these assets in both our merchandise and perpetual care trusts. While the fair value of equity securities in these trusts continues to be less than their cost, the amount of this impairment has declined substantially during 2009.

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

Our primary risk related to the assets in the perpetual care trust relate to the interest and dividends paid and released to us and used to defray cemetery maintenance costs. Any material reduction in this income stream could have a material effect on our financial condition, results of operations and liquidity. Interest income earned on perpetual care trust assets was approximately $12.6 million, $13.7 million and $12.8 million during the year ended December 31, 2009, 2008 and 2007 respectively.

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

We mitigate this risk by ensuring that a sufficient portion of trust assets is invested in cash and cash equivalents that do not have significant risk to principal. We can then manage trust assets so that released amounts are liquidated from this pool as opposed to any pool of assets that are currently valued below cost.

At December 31, 2009, the merchandise trust had approximately $47.5 million in cash and cash equivalents. This amount functions to mitigate the risk of liquidating impaired assets. In evaluating the sufficiency of this amount as to its effectiveness in mitigating the risk of liquidating impaired assets, we have considered the net inflows and outflows of cash into the trust in recent prior periods. These net inflows and outflows are a function of both sales originations and the corresponding trust deposits and meeting the criteria for releasing funds. Total net cash inflows into the merchandise trust for the year ended December 31, 2009 were approximately $6.1 million.

Absent a substantial downturn in pre-need sales, we believe that the cash and cash equivalent allocation of merchandise trust assets is sufficient to mitigate the risk of liquidating impaired assets in the near future.

Impact of Current Market Conditions on Our Ability to Meet Our Debt Covenants

Current market conditions have not negatively impacted our ability to meet our significant debt covenants. These covenants specifically relate to a certain measure of profitability (the “Profitability Measure”) and certain coverage and leverage ratios as defined in the Credit Agreement described below.

The Profitability Measure is primarily related to the current period value of contracts written and their associated expense. We have not seen any material decline in the value of contracts written due to current economic conditions. Additionally, associated expenses have remained relatively stable.

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

Net Income, Operating Cash Flows and Partner Distributions

The table below details net income, operating cash flows and partner distributions made in 2007, 2008 and 2009 respectively:

	Year ended December 31,
	2009	2008	2007
	(in thousands)
Net income (loss)	$(1,077)	$4,556	$2,786
Operating cash flows	13,498	21,144	18,973
Partner distributions	27,253	25,658	18,724

Cash flows from operations for the years ended December 31, 2009, 2008 and 2007 ($13.5 million, $21.1 million and $19.0 million, respectively) significantly outpaced our net income (loss) (($1.1 million), $4.6 million and $2.8 million, respectively) during the same periods. This is in large part attributable to the fact that various cash inflows for payments of amounts due under pre-need sales contracts were not and are not as of yet recognized as revenues as we had not and have not met the delivery criteria for revenue recognition. Although there is no assurance, we expect that the trend of operating cash flows outpacing net income will continue into the foreseeable future.

Segment Reporting and Related Information

We disaggregate our operations into five distinct reportable segments which are classified as Cemetery Operations—Southeast, Cemetery Operations—Northeast, Cemetery Operations—West, Funeral Homes, and Corporate.

We chose this level of organization and disaggregation of reportable segments due to the fact that a) each reportable segment has unique characteristics that set it apart from each other; b) we have organized our management personnel at these operational levels; and c) this is the level at which our chief decision makers and other senior management evaluate performance.

The Cemetery Operations segments sell interment rights, caskets, burial vaults, cremation niches, markers and other cemetery related merchandise. The nature of our customers differs in each of our regionally based cemetery operating segments. Cremation rates in the West region are substantially higher than they are in the Southeast region . Rates in the Northeast region tend to be somewhere between the two. Statistics indicate that customers who select cremation services have certain attributes that differ from customers who select other methods of interment. The disaggregation of cemetery operations into the three distinct regional segments is primarily due to these differences in customer attributes along with the previously mentioned management structure and senior management analysis methodologies.

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

Consolidation

Our historical operations are part of a consolidated group for financial reporting purposes that include the cemeteries we operate under long-term operating agreements. We currently operate 16 cemeteries under these long-term operating agreements. Intercompany balances and transactions have been eliminated in consolidation.

Income Taxes

Our historical financial statements include the effects of applicable U.S. federal and state income taxes in order to comply with GAAP. We are a limited partnership that has elected to be treated as a partnership for U.S. federal income tax purposes and therefore not be subject to U.S. federal or applicable state income taxes. See “Material Tax Considerations” included in our Registration Statement on Form S-3 (Registration No. 333-144453) filed with the SEC. In order to be treated as a partnership for federal income tax purposes, at least 90% of our gross income must be qualifying income, which includes income from the sale of real property, including burial lots (with and without installed vaults), lawn and mausoleum crypts and cremation niches. Most of our activities that do not generate qualifying income, such as the sale of other cemetery products, the provision of perpetual care services, the operation of our managed cemeteries and all funeral home operations, will be owned by and conducted through corporate subsidiaries, which will be subject to tax on their net taxable income. Dividends we receive from corporate subsidiaries will be qualifying income.

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

The allowance for cancellations is established based upon our estimate of expected cancellations and historical experiences and is currently approximately 10% of total contract values. Future cancellation rates may differ from this current estimate. We will continue to evaluate cancellation rates and will make changes to the estimate should the need arise. Actual cancellations did not vary significantly from the estimates of expected cancellations at December 31, 2009 and December 31, 2008, respectively.

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

We evaluate whether or not the assets in the merchandise trust have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions, concerns related to the specific issuer and our ability and intent to hold the security until it regains its value. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its market value. Any reduction in the cost basis of assets held in our merchandise trust due to an other-than-temporary impairment is offset against deferred revenue. Refer to Notes 5 and 6 of our financial statements included in this Annual Report on Form 10-K for a more detailed discussion of other-than-temporarily impaired assets.

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

Any reduction in the cost basis of assets held in our perpetual care trusts due to an other-than-temporary impairment is offset against perpetual care trust corpus. There is no impact on earnings. Refer to Notes 5 and 6 of our financial statements included in this Annual Report on Form 10-K for a more detailed discussion of other-than-temporarily impaired assets.

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

As of December 31, 2009, our taxable corporate subsidiaries had a federal net operating loss carryover of approximately $90.7 million, which will begin to expire in 2019 and a state net operating loss carry-forward of approximately $140.7 million, a portion of which expires annually. Our ability to use such federal net operating losses may be limited by changes in the ownership of our units deemed to result in an “ownership change” under the applicable provisions of the Internal Revenue Code of 1986, as amended.

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

In June 2009, the FASB adopted ASC Topic 810, Subtopic 10, Sections 30 and 65 (“ASC 810-10-30/65”), the purpose of which is to amend certain requirements of ASC Topic 810, Subtopic 10, Section 5, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. Amongst other things, ASC 810-10-30/65 requires a change in the determination of which entity’s qualify as variable interest entities (“VIE’s”), changes in an entity that is involved in VIE’s method of determining whether they are the primary beneficiary of such VIE, and changes to disclosures required by all entities involved with VIE. ASC 810-10-30/65 is effective for each reporting period beginning after November 15, 2009. Early adoption is prohibited. We have reviewed the requirements of ASC 810-10-30/65 and determined that there will be no changes to our current determination of those entities with which we are involved as to their status of being VIE’s nor to our determination of our status with regards to our position as the primary beneficiary of such VIE’s. We have also determined that we will be required to modify our disclosures with regards to those VIE’s with which we are involved and will adopt such disclosure changes beginning in the first quarter of 2010.

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

Results of Operations—Segments

Year Ended December 31, 2009 versus Year Ended December 31, 2008

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

We account for and analyze the results of operations for each of these segments on a basis of accounting that is different from generally accepted accounting principals in so much that we record revenues and related expenses based upon the value of contracts written rather than upon the delivery of merchandise and services. We reconcile these non-GAAP accounting results of operations to GAAP based amounts at the consolidated level. This reconciliation is included in Note 14 to the financial statements included in this Annual Report on Form 10-K.

The method of accounting we utilize to analyze our segment results of operation provides for a production based view of our business. We believe that this allows for a critical understanding of any economic value added during a given period of time.

Cemetery Operations—Southeast

The table below compares the results of operations for our Cemetery Operations—Southeast for the year ended December 31, 2009 as compared to the year ended December 31, 2008:

	Year ended December 31,
	2009	2008	Change ($)	Change (%)
	(In thousands)
Total revenues	$99,732	$88,638	$11,094	12.5%
Total costs and expenses	69,232	64,018	5,214	8.1%

Operating earnings	30,500	24,620	5,880	23.9%

Interest expense	6,515	5,163	1,352	26.2%

Earnings (losses) before taxes	$23,985	$19,457	$4,528	23.3%

Revenues

Revenues for Cemetery Operations—Southeast were $99.7 million for the year ended December 31, 2009, an increase of $11.1 million, or 12.5%, compared to $88.6 million during 2008.

The increase was primarily due to an increase in the value of pre-need contracts written ($7.4 million), the value of at-need contracts written ($1.9 million) and investment income from our merchandise trusts ($1.1 million). Other increases were less material.

Total costs and expenses

Total costs and expenses for Cemetery Operations—Southeast were $69.2 million for the year ended December 31, 2009, an increase of $5.2 million, or 8.1%, compared to $64.0 million during 2008.

The increase was primarily related to:

•

A $1.4 million increase in cost of goods sold. This was directly attributable to the corresponding increase in the value of pre-need and at-need contracts written. The ratio of cost of goods sold to the total value of contracts written actually declined by 30 basis points to 17.9% during the year ended December 31, 2009 compared to 18.2% during 2008.

•

A $2.1 million increase in selling expenses. This was also directly attributable to the corresponding increase in the value of pre-need and at-need contracts written. The ratio of selling expenses to the total value of contracts written declined by 40 basis points to 25.9% during the year ended December 31, 2009 compared to 26.3% during 2008.

•	A $0.8 million increase in cemetery expenses. The increase was due to a corresponding increase in labor costs ($0.9 million). Other cemetery expenses declined by $0.1 million.

•	A $1.0 million increase in general and administrative expenses. This was primarily due to a $0.8 million increase in labor costs and a $0.2 million increase in insurance expense.

Interest Expense

Interest expense for Cemetery Operations – Southeast was $6.5 million for the year ended December 31, 2009, an increase of $1.4 million, or 26.2%, compared to $5.1 million during the same period last year. This was primarily due to an overall increase in corporate wide interest expense which in turn was primarily due to an increase in total debt outstanding.

Cemetery Operations—Northeast

The table below compares the results of operations for our Cemetery Operations—Northeast for the year ended December 31, 2009 as compared to the year ended December 31, 2008:

	Year ended December 31,
	2009	2008	Change ($)	Change (%)
	(In thousands)
	(non-GAAP)
Total revenues	$54,193	$54,190	$3	0.0%
Total costs and expenses	37,611	39,281	(1,670)	-4.3%

Operating earnings	16,582	14,909	1,673	11.2%

Interest expense	2,649	2,657	(8)	-0.3%

Earnings (losses) before taxes	$13,933	$12,252	$1,681	13.7%

Revenues

Revenues for Cemetery Operations – Northeast were $54.2 million for both the year ended December 31, 2009 and 2008. A $1.3 million increase in the value of pre-need contracts written was offset by a $0.6 million decrease in the value of at-need contracts written and a $0.7 million decrease in investment income from trusts.

Total costs and expenses

Total costs and expenses for Cemetery Operations—Northeast were $37.6 million for the year ended December 31, 2009, a decrease of $1.7 million, or 4.3%, compared to $39.3 million during 2008.

The decrease was primarily related to:

•

A $0.8 million decrease in cost of goods sold. The ratio of cost of goods sold to the total value of contracts written declined by 220 basis points to 16.2% during the year ended December 31, 2009 as compared to 18.4% during 2008.

•	A $0.7 million decrease in cemetery expenses. This consisted of a $0.5 million decrease in personnel costs and a $0.2 million decrease in fuel costs.

Interest Expense

Interest expense for Cemetery Operations—Northeast was $2.6 million for both the year ended December 31, 2009 and 2008. An increase in corporate wide interest expense was not allocable to the Northeast segment.

Cemetery Operations—West

The table below compares the results of operations for our Cemetery Operations—West for the year ended December 31, 2009 as compared to the year ended December 31, 2008:

	Year ended December 31,
	2009	2008	Change ($)	Change (%)
	(In thousands)
	(non-GAAP)
Total revenues	$39,956	$42,371	$(2,415)	-5.7%
Total costs and expenses	27,423	28,210	(787)	-2.8%

Operating earnings	12,533	14,161	(1,628)	-11.5%

Interest expense	3,082	2,696	386	14.3%

Earnings (losses) before taxes	$9,451	$11,465	$(2,014)	-17.6%

Revenues

Revenues for Cemetery Operations—West were $40.0 million for the year ended December 31, 2009, a decrease of $2.4 million, or 5.7%, compared to $42.4 million during 2008. The decrease was primarily related to a $1.2 million decrease in both investment income from trusts and in the value of at-need contracts written.

Total costs and expenses

Total costs and expenses for Cemetery Operations—West were $27.4 million for the year ended December 31, 2009, a decrease of $0.8 million, or 2.8%, compared to $28.2 million during 2008.

The decrease was primarily related to:

•

A $0.2 million decrease in cost of goods sold. The ratio of cost of goods sold to the total value of contracts written declined by 10 basis points to 13.4% during the year ended December 31, 2009 as compared to 13.5% during 2008.

•

A $0.4 million decrease in cemetery expenses. This consisted of a $0.4 million decrease in real estate taxes and a $0.1 million decrease in utilities, maintenance and gas and oil offset by a $0.3 million increase in personnel costs.

Interest Expense

Interest expense for Cemetery Operations—West was $3.1 million for the year ended December 31, 2009, a $0.4 million increase, or 14.3%, compared to $2.7 million during 2008. This was due to the overall corporate wide increase in interest expense, which in turn was due to an increase in average debt outstanding.

Funeral Homes Segment

Unlike our cemetery operations segment, there is no substantial lag between the sale and delivery of funeral home product and services. Accordingly, the production based view and resulting numbers that management utilizes to analyze our funeral home business does not differ from GAAP accounting for this segment.

The table below compares the results of operations for our Funeral Home segment for the year ended December 31, 2009 as compared to the year ended December 31, 2008:

	Year ended December 31,
	2009	2008	Change ($)	Change (%)
	(In thousands)
	(non-GAAP)
Total revenues	$23,366	$23,963	$(627)	-2.6%
Depreciation and amortization	1,101	849	252	29.7%
Total costs and expenses	19,004	19,066	(62)	-0.3%

Operating earnings	3,231	4,048	(817)	-20.2%

Interest expense (a)	2,123	2,198	(75)	-3.4%

Earnings (losses) before taxes	$1,108	$1,850	$(742)	-40.1%

(a)	Included in interest income on the income statement.

Revenues

Revenues for the Funeral Home segment were $23.4 million for the year ended December 31, 2009, a decrease of $0.6 million, or 2.5%, compared to $24.0 million during 2008.

The decrease was primarily attributable to a decrease in at-need revenues ($1.2 million) offset by increase in pre-need revenues ($0.4 million) and other revenues ($0.2 million).

Depreciation and amortization

Depreciation and amortization for the Funeral Home segment was $1.1 million for the year ended December 31, 2009, an increase of $0.3 million, or 29.7%, compared to $0.8 million during 2008. The increase was primarily related to an increase in depreciable assets.

Total costs and expenses

Total costs and expenses for the Funeral Home segment were $19.0 million for the year ended December 31, 2009, a decrease of $0.1 million, or 0.4%, compared to $19.1 million during 2008.

There was stability across all expense categories. The largest increase was $0.2 million in wages and benefits. The largest decrease was $0.1 million in fixed facility costs.

Interest Expense

Interest expense for the Funeral Home segment was $2.1 million for the year ended December 31, 2009, a decrease of $0.1 million, or 3.4%, compared to $2.2 million during 2008. The slight decrease in the allocation of interest expense to the funeral home operations was primarily due to the slight decrease in funeral home revenues and the funeral home divested in 2009.

Corporate Segment

Amounts allocated to the Corporate segment include each of the following:

•	Miscellaneous selling, cemetery and general administrative expenses that are not allocable to other operating segments.

•	Various home office and other expenses. These expenses equal the total corporate expenses as shown on the face of the income statement.

•	Certain depreciation and amortization expenses.

•	Gains and losses and purchases and sales of cemetery and funeral home properties.

•	Gains and losses from changes in the fair value of derivatives.

•	Certain costs related to refinancing.

•	Acquisition related costs.

The table below details expenses incurred by the Corporate segment for the year ended December 31, 2009 and December 31, 2008:

	Year ended December 31,
	2009	2008	Change ($)	Change (%)
	(In thousands)
Selling, cemetery and general and administrative expenses	$876	$1,390	$(514)	-37.0%
Depreciation and amortization	2,608	1,370	1,238	90.4%
Acquisition related costs	2,292	—	2,292	n/a
Corporate expenses
Corporate personnel expenses	10,382	10,031	351	3.5%
Other corporate expenses (a)	11,988	11,256	732	6.5%

Total corporate expenses	22,370	21,287	1,083	5.1%

Operating loss	$28,146	$24,047	4,099	17.0%

Gain on sale of funeral home	434	—	434	n/a
Gain on acquisitions	4,435	—	4,435	n/a
Decrease in the value of interest rate swaps	(2,681)	—	(2,681)	n/a
Expenses related to refinancing	2,242	—	2,242	n/a
Interest expense	39	—	39	n/a

Losses before taxes	$28,240	$24,047	$4,193	17.4%

Selling, cemetery and general administrative expenses that were allocated to the corporate segment were $0.9 million during the year ended December 31, 2009, a decrease of $0.5 million, or 37.0%, compared to $1.4 million for the year ended December 31, 2008. The decrease was primarily caused by a decrease in salesperson’s bonuses and other personnel expenses allocated to the corporate segment ($0.3 million) and sales training ($0.1 million)

Depreciation and amortization allocated to the corporate segment was $2.6 million during the year ended December 31, 2009, an increase of $1.3 million, or 90.4%, compared to $1.4 million for the year ended December 31, 2007. The increase was primarily caused by an increased in the amortization of deferred financing fees.

On January 1, 2009, we adopted ASC 805. Amongst other things, ASC 805 requires that costs incurred in acquisition related activities be expensed as incurred. Acquisition related costs include legal fees and other third party costs incurred in acquisition related activities. These costs totaled approximately $2.3 million in 2009 of which approximately $1.4 million that had been capitalized as of December 31, 2008 and expensed in 2009.

Total corporate expenses were $22.4 million during the year ended December 31, 2009, an increase of $0.7 million, or 5.1%, compared to $21.3 million during the year ended December 31, 2008. The increase was equally distributed between personnel related expenses ($0.4 million) and non-personnel expenses ($0.3 million). The increase in personnel related expenses was primarily attributable to an increase in employee benefits ($0.4 million). The increase in non-personnel related expenses was primarily attributable to an increase in professional fees ($1.1 million) offset by a decrease in unit-based compensation ($0.7 million).

The 2009 gain on the sale of the funeral home relates to the second quarter disposition of a funeral home. Proceeds from this disposition were approximately $0.5 million.

The 2009 gain on the acquisition of cemetery properties discussed in Note 13 of the Financial Statements in this Annual Report on Form 10-K is allocated to our corporate segment. Refer to this note for a more detailed discussion of this gain.

The 2009 decrease in the value of our interest rate swaps as discussed in Note 7 of the Financial Statements in this Annual Report on Form 10-K is allocated to the corporate segment. Refer to this note for a more detailed discussion of this loss.

Expenses related to refinancing of $2.2 million during the year ended December 31, 2009 relate to the write-down of unamortized debt issuance costs made as a result of our November 2009 private debt offering and the use of some of these funds to pay down certain previous debt amounts.

Reconciliation of Segment Results of Operations to Consolidated Results of Operations

As discussed in the segment sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, cemetery revenues and their associated costs as reported at the consolidated level are deferred until such time that we meet the delivery component for revenue recognition.

Accordingly, GAAP consolidated revenues reflect the amount of total merchandise and services which were delivered during the period. Period over period changes to revenues can be impacted by:

•

Changes in the value of contracts written and other revenues generated during a period that are delivered in their period of origin and are recognized as revenue and not deferred as of the end of their period of origination.

•	Changes in merchandise and services that are delivered during a period that had been originated during a prior period.

The table below analyzes results of operations and the changes therein for the year ended December 31, 2009 compared to the year ended December 31, 2008. The table is structured so that our readers can determine whether changes were based upon changes in the level of merchandise and services and other revenues generated during each period and/ or changes in the timing of when merchandise and services were delivered:

	Year ended December 31, 2009			Year ended December 31, 2008
	(in thousands)			(in thousands)
	Segment Results (non-GAAP)	Changes in Deferred Revenues and Expenses	GAAP Results	Segment Results (non-GAAP)	Changes in Deferred Revenues and Expenses	GAAP Results	Change in GAAP results ($)	Change in GAAP results (%)
Revenues
Pre-need cemetery revenues	$99,771	$(26,930)	$72,841	$91,050	$(22,987)	$68,063	$4,778	7.0%
At-need cemetery revenues	63,970	(6,549)	57,421	63,874	(39)	63,835	(6,414)	-10.0%
Investment income from trusts	22,706	(3,180)	19,526	23,519	(3,237)	20,282	(756)	-3.7%
Interest income	5,834	—	5,834	5,384	—	5,384	450	8.4%
Funeral home revenues	23,365	—	23,365	23,963	—	23,963	(598)	-2.5%
Other cemetery revenues	1,613	601	2,215	1,376	545	1,921	294	15.3%

Total revenues	217,261	(36,059)	181,203	209,168	(25,718)	183,448	(2,245)	-1.2%

Costs and expenses
Cost of goods sold	27,096	(5,249)	21,847	26,687	(3,805)	22,882	(1,035)	-4.5%
Cemetery expense	41,246	—	41,246	41,651	—	41,651	(405)	-1.0%
Selling expense	41,652	(7,529)	34,123	40,379	(5,573)	34,806	(683)	-2.0%
General and administrative expense	22,498	—	22,498	21,372	—	21,372	1,126	5.3%
Corporate overhead	22,370	—	22,370	21,293	—	21,293	1,077	5.1%
Depreciation and amortization	6,390	—	6,390	5,029	—	5,029	1,361	27.1%
Funeral home expense	19,004	—	19,004	19,065	—	19,065	(61)	-0.3%
Acquisition related costs	2,292	—	2,292	—	—	—	2,292	n/a

Total costs and expenses	182,548	(12,778)	160,772	175,476	(9,378)	166,095	3,677	2.2%

Operating profit	34,712	(23,281)	11,431	33,690	(16,340)	17,350	5,919	(34.1%)

Gain on sale of funeral home	434	—	434	—	—	—	434	n/a
Gain on acquisitions	4,435	—	4,435	—	—	—	4,435	n/a
Decrease in the value of interest rate swaps	(2,681)	—	(2,681)	—	—	—	(2,681)	n/a
Expenses related to refinancing	2,242	—	2,242	—	—	—	2,242	n/a
Interest expense	14,409	—	14,409	12,714	—	12,714	1,695	13.3%

Income (loss) before taxes	20,249	(23,281)	(3,031)	20,976	(16,340)	4,636	(7,667)	(165.4%)

State income taxes	808	—	808	304	—	304	504	n/a
Federal income taxes	(2,762)	—	(2,762)	(224)	—	(224)	(2,538)	n/a

Total income taxes	(1,954)	—	(1,954)	80	—	80	(2,034)	n/a

Net income (loss)	$22,203	$(23,281)	$(1,077)	$20,896	$(16,340)	$4,556	$(5,633)	n/a

Revenues

Pre-need cemetery revenues were $72.8 million for the year ended December 31, 2009, an increase of $4.8 million, or 7.0%, as compared to $68.0 million during 2008. There was a substantial increase in the value of contracts written ($8.7 million) which was offset by a lower increase in deferred revenue ($4.0 million). The overall increase was primarily caused by an increase in the delivery of pre-need markers ($2.5 million), vaults ($1.8 million), grave openings ($1.4 million) and installations and other ($1.4 million).

At-need cemetery revenues were $57.4 million for the year ended December 31, 2009, a decrease of $6.4 million, or 10.0%, as compared to $63.8 million during 2008. The value of contracts written increased slightly to $64.0 million from $63.9 million while deferred revenues increased by $6.5 million. The overall decrease was due to a decline in deliveries of markers ($3.4 million), bases ($1.4 million), openings and closings ($0.8 million), vaults ($0.4 million) and lots ($0.4 million).

Investment income from trusts was $19.5 million for the year ended December 31, 2009, a decrease of $0.8 million, or 3.7%, as compared to $20.3 million during 2008. The decrease was primarily related to a decline in variable interest rates and a late year repositioning of assets from fixed maturity debt securities to money market funds in anticipation of a further repositioning in the first quarter of 2010.

Interest income on accounts receivable was $5.8 million for the year ended December 31, 2009, an increase of $0.5 million, or 8.4%, as compared to $5.3 million during 2008. The change was related to the continuing increase in the value of pre-need contracts written.

Revenues for the Funeral Home segment were $23.4 million for the year ended December 31, 2009, a decrease of $0.6 million, or 2.5%, compared to $24.0 million during 2008. The decrease was primarily attributable to a decrease in at-need revenues ($1.2 million) offset by increase in pre-need revenues ($0.4 million) and other revenues ($0.2 million).

Other cemetery revenues include miscellaneous items that are not grouped with our other cemetery merchandise and services. Other cemetery revenues were $1.6 million for the year ended December 31, 2009, an increase of $0.2 million, or 15.3%, as compared to $1.4 million during 2008. The increase was primarily caused by a $0.2 million increase in asset sales revenue.

Costs and Expenses

Cost of goods sold were $21.8 million for the year ended December 31, 2009, a decrease of $1.0 million, or 4.5%, as compared to $22.9 million in 2008. The decrease was primarily due to the associated decrease in (combined) pre-need and at-need cemetery revenues. The ratio of cost of goods sold to pre-need and at-need cemetery revenues decreased to 16.8% for the year ended December 31, 2009 as compared to 17.3% during 2008.

Cemetery expenses were $41.2 million during the year ended December 31, 2009, a decrease of $0.4 million, or 1.0%, compared to $41.6 million during 2008. There was a $1.1 million decrease in non-labor costs offset by a $0.7 million increase in labor costs. The non-labor cost decreases primarily related to decreases in gas and oil ($0.5 million), real estate taxes ($0.4 million) and repairs and maintenance ($0.1 million) while the increase in labor costs was primarily due to an increase in employee benefits ($1.4 million) offset by a reduction in other labor costs ($0.7 million). Cemetery expenses relate to the current costs of managing and maintaining our cemetery properties. These costs are expensed as incurred and are not deferred. Accordingly, from a margin standpoint, the most effective gauge of measuring cemetery expenses is as a ratio of segment level pre-need and at-need cemetery revenues. The ratio of cemetery expenses to segment level pre-need and at-need cemetery revenues was 25.2% during the year ended December 31, 2009 as compared to 26.9% during 2008.

Selling expenses were $34.1 million during the year ended December 31, 2009, a decrease of $0.7 million, or 2.0%, as compared to $34.8 million in 2008. The decrease was primarily caused by the associated decrease in (combined) pre-need and at-need cemetery revenues. The ratio of cost of selling expenses to pre-need and at-need cemetery revenues decreased to 26.1% for the year ended December 31, 2009 as compared to 26.4% during 2008.

General and administrative expenses were $22.5 million during the year ended December 31, 2009, an increase of $1.1 million, or 5.2%, as compared to $21.4 million during 2008. The increase was split between an increase in labor costs ($0.5 million) and non-labor costs ($0.6 million). The increase in labor costs was primarily attributable to an increase in employee benefits ($0.5 million). The increase in non-labor costs was primarily attributable to an increase in corporate insurance ($0.3 million) and a number of smaller changes. General and administrative expenses are expensed as incurred and are not deferred. Accordingly, from a margin standpoint, the most effective gauge of measuring general and administrative expenses is as a ratio of segment level pre-need and at-need cemetery revenues. The ratio of general and administrative expenses to segment level pre-need and at-need cemetery revenues was 13.7% during the year ended December 31, 2009 as compared to 13.8% during 2008.

Total corporate overhead was $22.4 million during the year ended December 31, 2009, an increase of $1.1 million, or 5.1%, compared to $21.3 million during 2008. The increase was distributed between personnel related expenses ($0.4 million) and non-personnel expenses ($0.7 million). The increase in personnel related expenses was primarily attributable to an increase in employee benefits ($0.4 million). The increase in non- personnel related expenses was primarily attributable to an increase in professional fees ($1.1 million) offset by a decrease in unit-based compensation ($0.7 million).

Depreciation and amortization was $6.4 million during the year ended December 31, 2009, an increase of $1.4 million, or 27.1%, as compared to $5.0 million during the period last year. The increase was primarily due to an increase in the amortization of debt issuance costs.

Funeral Home expenses were $19.0 million for the year ended December 31, 2009, a decrease of $0.1 million, or 0.3%, compared to $19.1 million during 2008. There was stability across all expense categories. The largest increase was $0.2 million in wages and benefits. The largest decrease was $0.1 million in fixed facility costs.

On January 1, 2009, we adopted ASC 805. Amongst other things, ASC 805 requires that costs incurred in acquisition related activities be expensed as incurred. Acquisition related costs include legal fees and other third party costs incurred in acquisition related activities. These costs totaled approximately $2.3 million in 2009 of which approximately $1.4 million that had been capitalized as of December 31, 2008 and expensed in 2009.

We recorded a gain on the acquisition of cemetery properties (discussed in Note 13) of approximately $4.4 million during 2009.

We entered into two interest rate swaps during the fourth quarter of 2009. At December 31, 2009, these swaps had a fair value of ($2.7 million). We recorded this as a loss during 2009. The change in the value in interest rate swaps was due to a change in market expectations at December 31, 2009 as compared to the date that the swaps were originated. Upon maturation, the fair value of the swaps will be the exact same as the fair value of the swaps upon origination ($0.0 million). There will be no cumulative loss or gain on the fair value of the swaps. The loss recorded in 2009 will be offset by equal and opposite gains in future periods.

The $2.2 million in expenses incurred due to refinancing activities related to the write-down of deferred financing fees that were accorded due to our fourth quarter 2009 private debt offering for which certain of the funds were used to pay down prior existing debt.

Interest expense was $14.4 million during the year ended December 31, 2009, an increase of $1.7 million, or 13.3%, as compared to $12.7 million during 2008. The increase was primarily due to an overall increase in the average amount of debt outstanding.

Year Ended December 31, 2008 versus Year Ended December 31, 2007

Cemetery Operations—Southeast

The table below compares the results of operations for our Cemetery Operations—Southeast for the year ended December 31, 2008 as compared to the year ended December 31, 2007:

	Year ended December 31,
	2008	2007	Change ($)	Change (%)
	(In thousands)
	(non-GAAP)
Total revenues	$88,638	$74,479	$14,159	19.0%
Total costs and expenses	64,018	50,927	13,091	25.7%

Operating earnings	24,620	23,552	1,068	4.5%

Interest expense	5,163	4,480	683	15.2%

Earnings (losses) before taxes	$19,457	$19,072	$385	2.0%

Revenues

Revenues for Cemetery Operations—Southeast were $88.6 million for the year ended December 31, 2008, an increase of $14.1 million, or 19.0%, compared to $74.5 million during the year ended December 31, 2007.

The increase was primarily due to an increase in the value of pre-need contracts written ($8.5 million), the value of at-need contracts written ($7.5 million) and interest and other income ($0.7 million) offset by a decrease in investment income from the merchandise and perpetual care trusts ($2.5 million).

Total costs and expenses

Total costs and expenses for Cemetery Operations—Southeast were $64.0 million for the year ended December 31, 2008, an increase of $13.1 million, or 25.7%, compared to $50.9 million during the year ended December 31, 2007.

The increase was primarily related to:

•

A $2.5 million increase in cost of goods sold. This was directly attributable to the corresponding increase in the value of pre-need and at-need contracts written. The ratio of cost of goods sold to the total value of pre-need and at-need contracts written declined by 60 basis points to 18.2% in 2008 as compared to 18.8% during 2007.

•

A $3.8 million increase in selling expenses. This was also directly attributable to the corresponding increase in the value of pre-need and at-need contracts written. The ratio of selling expenses to the total value of pre-need and at-need contracts written declined by 70 basis points to 26.3% during 2008 as compared to 27.0% during 2007.

•

A $4.2 million increase in cemetery expenses. The increase was due to a $2.3 million increase in labor costs and a $1.9 million increase in non-labor costs. Non-labor cost significant increases included maintenance ($0.7 million), utilities ($0.6 million), real estate taxes ($0.2 million) and routine repairs ($0.2 million).

•

A $2.4 million increase in general and administrative expenses. The increase was due to a $0.9 million increase in labor costs and a $1.5 million increase in non-labor costs. Non-labor cost significant increases included insurance ($0.4 million), professional fees ($0.3 million) and supplies and travel ($0.1 million each).

•	A $0.2 million increase in depreciation expense which was primarily caused by an increase in depreciable assets.

Interest Expense

Interest expense for Cemetery Operations—Southeast was $5.2 million for the year ended December 31, 2008, an increase of $0.7 million, or 15.2%, compared to $4.5 million during the year ended December 31, 2007. The increase was primarily due to the overall corporate wide increase in interest expense, which in turn was due to an increase in the average debt outstanding.

Cemetery Operations—Northeast

The table below compares the results of operations for our Cemetery Operations – Northeast for the year ended December 31, 2008 as compared to the year ended December 31, 2007:

	Year ended December 31,
	2008	2007	Change ($)	Change (%)
	(In thousands)
	(non-GAAP)
Total revenues	$54,190	$61,720	$(7,530)	-12.2%
Total costs and expenses	39,281	39,240	41	0.1%

Operating earnings	14,909	22,480	(7,571)	-33.7%

Interest expense	2,657	3,555	(898)	-25.3%

Earnings (losses) before taxes	$12,252	$18,925	$(6,673)	-35.3%

Revenues

Revenues for Cemetery Operations—Northeast were $54.2 million for the year ended December 31, 2008, a decrease of $7.5 million, or 12.2%, compared to $61.7 million during the year ended December 31, 2007.

The decrease was primarily due to a decrease in investment income from the merchandise and perpetual care trusts ($6.1 million) and asset sales ($1.3 million). The value of pre-need and at-need contracts written was relatively flat year over year.

Total costs and expenses

Total costs and expenses for Cemetery Operations—Northeast were $39.3 million for the year ended December 31, 2008, an increase of $0.1 million, or 0.1%, compared to $39.2 million during the year ended December 31, 2007.

As with total operating expenses, the different components of operating expenses did not significantly vary during the year ended December 31, 2008 as compared to the year ended December 31, 2007.

•

Cost of goods sold increased by $0.2 million. The ratio of cost of goods sold to the total value of pre-need and at-need contracts written increased by 40 basis points to 18.4% in 2008 as compared to 18.0% during 2007.

•

Selling expenses declined by $0.2 million. The ratio of selling expenses to the total value of pre-need and at-need contracts written declined by 30 basis points to 24.4% during 2008 as compared to 24.7% during 2007.

•	Cemetery expenses declined by $0.1 million. Labor costs declined by $0.2 million while non-labor costs increased by $0.1 million.

•	General and administrative expenses increased by $0.1 million. Labor costs were flat while non-labor costs increased by $0.1 million.

Interest Expense

Interest expense for Cemetery Operations—Northeast was $2.7 million for the year ended December 31, 2008, a decrease of $0.9 million, or 25.3%, compared to $3.6 million during the year ended December 31, 2007. Interest expense allocations are primarily made based upon certain revenue factors. Accordingly, while overall corporate wide interest expense increased, the allocation to the Northeast region decreased, causing overall interest in the region to decrease.

Cemetery Operations—West

The table below compares the results of operations for our Cemetery Operations—West for the year ended December 31, 2008 as compared to the year ended December 31, 2007:

	Year ended December 31,
	2008	2007	Change ($)	Change (%)
	(In thousands)
	(non-GAAP)
Total revenues	$42,371	$15,760	$26,611	168.9%
Total costs and expenses	28,210	9,951	18,259	183.5%

Operating earnings	14,161	5,809	8,352	143.8%

Interest expense	2,696	425	2,271	534.4%

Earnings (losses) before taxes	$11,465	$5,384	$6,081	112.9%

Our Cemetery Operations—West grew significantly during the year ended December 31, 2008 as compared to the year ended December 31, 2007 primarily due to the December 2007 acquisition of 45 cemeteries from Service Corp International.

Revenues

Revenues for Cemetery Operations—West were $42.4 million for the year ended December 31, 2008, an increase of $26.6 million, or 168.9%, compared to $15.8 million during the year ended December 31, 2007.

The increase was across the board, with increases in the value of pre-need and at-need cemetery contracts written ($23.3 million), investment income from merchandise and perpetual care trusts ($2.8 million), other income ($0.3 million) and interest income on accounts receivable ($0.2 million).

Total costs and expenses

Total costs and expenses for Cemetery Operations—West were $28.2 million for the year ended December 31, 2008, an increase of $18.3 million, or 183.5%, compared to $9.9 million during the year ended December 31, 2007.

The increase was primarily related to:

•

A $2.8 million increase in cost of goods sold. This was directly attributable to the corresponding increase in the value of pre-need and at-need contracts written. The ratio of cost of goods sold to the total value of pre-need and at-need contracts written declined by 370 basis points to 13.5% in 2008 as compared to 17.2% during 2007.

•

A $5.4 million increase in selling expenses. This was also directly attributable to the corresponding increase in the value of pre-need and at-need contracts written. The ratio of selling expenses to the total value of pre-need and at-need contracts written declined by 220 basis points to 24.0% during 2008 as compared to 26.2% during 2007.

•

A $6.8 million increase in cemetery expenses. The increase was due to a $4.0 million increase in labor costs and a $2.8 million increase in non-labor costs. Non-labor cost significant increases included maintenance ($1.1 million), utilities ($0.9 million), real estate taxes ($0.4 million) and routine repairs ($0.2 million).

•

A $3.0 million increase in general and administrative expenses. The increase was due to a $1.8 million increase in labor costs and a $1.2 million increase in non-labor costs. Non-labor cost significant increases included insurance ($0.3 million), routine overhead ($0.2 million), supplies ($0.2 million) and a number of smaller increases.

•	A $0.3 million increase in depreciation expense which was primarily caused by an increase in depreciable assets.

Interest Expense

Interest expense for Cemetery Operations—West was $2.7 million for the year ended December 31, 2008, an increase of $2.3 million, or 534.4%, compared to $0.4 million during the year ended December 31, 2007. The increase was primarily due to the overall increase in corporate interest.

Funeral Home Segment

Unlike our cemetery operations segment, there is no substantial lag between the sale and delivery of funeral home product and services. Accordingly, the production based view and resulting numbers that management utilizes to analyze our funeral home business does not differ from GAAP accounting for this segment.

The table below compares the results of operations for our Funeral Home segment for the year ended December 31, 2008 as compared to the year ended December 31, 2007:

	Year ended December 31,
	2008	2007	Change ($)	Change (%)
	(In thousands)
	(non-GAAP)
Total revenues	$23,963	$10,782	$13,181	122.3%
Depreciation and amortization	838	386	452	117.1%
Total costs and expenses	19,065	8,422	10,643	126.4%

Operating earnings	4,060	1,974	2,086	105.7%

Interest expense (a)	2,198	615	1,583	257.4%

Earnings (losses) before taxes	$1,862	$1,359	$503	37.0%

(a)	Included in interest income on the income statement.

Our Funeral Home segment grew significantly during the year ended December 31, 2008 as compared to the year ended December 31, 2007 primarily due to the December 2007 acquisition of 30 funeral homes from Service Corp International.

Revenues

Revenues for the Funeral Home segment were $24.0 million for the year ended December 31, 2008, an increase of $13.2 million, or 122.3%, compared to $10.8 million during the year ended December 31, 2007.

The increase was primarily attributable to an increase in at-need revenues ($9.3 million), pre-need revenues ($2.3 million) and other revenues ($1.6 million).

Depreciation and amortization

Depreciation and amortization for the Funeral Home segment was $0.8 million for the year ended December 31, 2008, an increase of $0.5 million, or 117.1%, compared to $0.3 million during the year ended December 31, 2007. The increase was primarily related to an increase in depreciable assets.

Total costs and expenses

Total costs and expenses for the Funeral Home segment were $19.1 million for the year ended December 31, 2008, an increase of $10.6 million, or 126.4%, compared to $8.4 million during the year ended December 31, 2007.

The increase was primarily related to increases in personnel expenses ($4.9 million), merchandise ($2.1 million), fixed facility costs ($1.0 million), general and administrative expenses ($0.8 million) and variable facility costs ($0.5 million).

Interest Expense

Interest expense for the Funeral Home segment was $2.2 million for the year ended December 31, 2008, an increase of $1.6 million, or 257.4%, compared to $0.6 million during the year ended December 31, 2007. The increase was primarily attributable to an increase in the total amount of debt outstanding.

Corporate Segment

Amounts allocated to the Corporate segment include each of the following:

•	Miscellaneous selling, cemetery and general administrative expenses that are not allocable to other operating segments.

•	Various home office and other expenses. These expenses equal the total corporate expenses as shown on the face of the income statement.

•	Certain depreciation and amortization expenses.

•	Gains and losses and purchases and sales of cemetery and funeral home properties.

•	Certain costs related to refinancing.

•	Acquisition related costs.

The table below details expenses incurred by the Corporate segment for the year ended December 31, 2008 and December 31, 2007:

	Year ended December 31,
	2008	2007	Change ($)	Change (%)
	(In thousands)
Selling, cemetery and general and administrative expenses (a)	$1,385	$978	$407	41.6%
Depreciation and amortization	1,381	1,248	133	10.7%
Corporate expenses
Corporate personnel expenses	10,031	11,871	(1,840)	-15.5%
Other corporate expenses	11,262	13,120	(1,858)	-14.2%

Total corporate expenses	21,293	24,991	(3,698)	-14.8%

Operating loss	$24,059	$27,217	(3,158)	-11.6%

Expenses related to refinancing	—	157	(157)	-100.0%
Interest expense	—	—	—	n/a

Losses before taxes	$24,059	$27,374	$(3,315)	-12.1%

Personnel expenses as a % of segment revenues	5.6%	9.4%
Other expenses as a % of segment revenues	6.3%	10.4%

Total expenses as a % of segment revenue	11.9%	19.8%

Selling, cemetery and general and administrative expenses that were allocated to the corporate segment were $1.4 million during the year ended December 31, 2008, an increase of $0.4 million, or 41.6%, compared to $1.0 million for the year ended December 31, 2007. The increase was primarily caused by an increase in salesperson’s bonuses and other personnel expenses allocated to the corporate segment ($0.3 million).

Depreciation and amortization allocated to the corporate segment was $1.4 million during the year ended December 31, 2008, an increase of $0.1 million, or 10.7%, compared to $1.3 million for the year ended December 31, 2007. The increase was primarily caused by an increase in depreciable assets.

Total corporate expenses were $21.3 million during the year ended December 31, 2008, a decrease of $3.7 million, or 14.8%, compared to $25.0 million during 2007. The decrease was equally distributed between personnel related expenses ($1.8 million) and non-personnel expenses ($1.9 million). For the purpose of this comparison, non-cash unit based compensation is included in non-personnel expenses. The decrease in personnel related expenses was primarily attributable to a bonus expense in 2007 ($3.2 million) that was not incurred in 2008. The decrease in non-personnel related expenses was primarily attributable to a reduction in unit-based compensation ($2.5 million) offset by a number of small increases.

Expenses related to refinancing of $0.2 million during the year ended December 31, 2007 related to the write-down of previously capitalized and deferred financing fees.

Reconciliation of Segment Results of Operations to Consolidated Results of Operations

As discussed in the segment sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, cemetery revenues and their associated costs as reported at the consolidated level are deferred until such time that we meet the delivery component for revenue recognition.

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

The table below analyzes results of operations and the changes therein for the year ended December 31, 2008 compared to the year ended December 31, 2007. The table is structured so that our readers can determine whether changes were based upon changes in the level of merchandise and services and other revenues generated during each period and/ or changes in the timing of when merchandise and services were delivered:

	Year ended December 31, 2008			Year ended December 31, 2007
	(in thousands)			(in thousands)
	Segment Results	Changes in Deferred Revenues and Expenses	Consolidated Results	Segment Results	Changes in Deferred Revenues and Expenses	Consolidated Results	Change in consolidated results ($)	Change in consolidated results (%)
Revenues
Pre-need cemetery revenues	$91,050	$(22,987)	$68,063	$71,422	$(9,443)	$61,979	$6,084	9.8%
At-need cemetery revenues	63,874	(39)	63,835	44,348	(6)	44,342	19,493	44.0%
Investment income from trusts	23,519	(3,237)	20,282	29,375	(8,748)	20,627	(345)	-1.7%
Interest income	5,384	—	5,384	4,711	—	4,711	673	14.3%
Funeral home revenues	23,963	—	23,963	10,784	—	10,784	13,179	122.2%
Other cemetery revenues	1,376	545	1,921	2,104	767	2,871	(950)	-33.1%

Total revenues	209,168	(25,718)	183,450	162,744	(17,430)	145,314	38,136	26.2%

Costs and expenses
Cost of goods sold	26,687	(3,805)	22,882	21,256	(1,585)	19,671	3,211	16.3%
Cemetery expense	41,651	—	41,651	30,767	—	30,767	10,884	35.4%
Selling expense	40,379	(5,573)	34,806	31,134	(1,889)	29,245	5,561	19.0%
General and administrative expense	21,372	—	21,372	15,684	—	15,684	5,688	36.3%
Corporate overhead	21,293	—	21,293	24,991	—	24,991	(3,698)	-14.8%
Depreciation and amortization	5,029	—	5,029	3,891	—	3,891	1,138	29.2%
Funeral home expense	19,065		19,065	8,422	—	8,422	10,643	126.4%

Total costs and expenses	175,476	(9,378)	166,098	136,145	(3,474)	132,671	33,427	25.2%

Operating profit	33,690	(16,340)	17,350	26,599	(13,956)	12,643	4,707	37.2%

Expenses related to refinancing	—	—	—	157	—	157	(157)	n/a

Interest expense	12,714	—	12,714	9,075	—	9,075	3,639	40.1%

Income before taxes	20,976	(16,340)	4,636	17,367	(13,956)	3,411	1,225	35.9%

State income taxes	304	—	304	398	—	398	(94)	-23.6%
Federal income taxes	(224)	—	(224)	227	—	227	(451)	-198.7%

Total income taxes	80	—	80	625	—	625	(545)	-87.2%

Net income	$20,896	$(16,340)	$4,556	$16,742	$(13,956)	$2,786	$1,770	63.5%

Revenues

In December of 2007, we completed our acquisition of 45 cemeteries and 30 funeral homes from Service Corp International. This acquisition led to substantial increases in revenue for the year ended December 31, 2008 as compared to the year ended December 31, 2007.

Pre-need cemetery revenues were $68.1 million for the year ended December 31, 2008, an increase of $6.1 million, or 9.8%, as compared to $62.0 million during 2007. There was a substantial increase in the value of contracts written ($19.6 million) which was offset by a substantial increase in deferred revenue ($13.5 million). The overall increase was primarily caused by an increase in the delivery of pre-need lots ($7.1 million), mausoleums ($1.9 million), niches ($1.3 million), grave openings ($0.9 million) and document fees ($0.5 million) offset by a decrease in the delivery of caskets ($2.0 million), bases ($2.0 million) and markers ($1.9 million).

At-need cemetery revenues were $63.8 million for the year ended December 31, 2008, an increase of $19.5 million, or 44.0%, as compared to $44.3 million during 2007. The overall increase was primarily related to an increase in grave openings and closings ($6.2 million), markers ($5.6 million), lots ($3.0 million), vaults ($1.6 million), crypts ($0.9 million) and mausoleums and bases ($0.6 million each).

Investment income from trusts was $20.3 million for the year ended December 31, 2008, a slight decrease of $0.3 million, or 1.7%, as compared to $20.6 million during 2007. There were no major variances in income items.

Interest income on accounts receivable was $5.4 million for the year ended December 31, 2008, an increase of $0.7 million, or 14.3%, as compared to $4.7 million during 2007. The change was related to the increase in the value of contracts written.

Revenues for the Funeral Home segment were $24.0 million for the year ended December 31, 2008, an increase of $13.2 million, or 122.2%, compared to $10.8 million during 2007. The increase was primarily attributable to an increase in at-need revenues ($9.3 million), pre-need revenues ($2.3 million) and other revenues ($1.6 million).

Other cemetery revenues include miscellaneous items that are not grouped with our other cemetery merchandise and services. Other cemetery revenues were $1.9 million for the year ended December 31, 2008, a decrease of $1.0 million, or 33.1%, as compared to $2.9 million during 2007. The decrease was primarily caused by a $1.3 million decrease in asset sales revenue offset by a $0.3 increase in other miscellaneous revenues.

Costs and Expenses

Cost of goods sold were $22.9 million for the year ended December 31, 2008, an increase of $3.2 million, or 16.3%, as compared to $19.7 million in 2007. The increase was primarily due to the increase in associated revenues. The ratio of cost of goods sold to pre-need and at-need cemetery revenues decreased to 17.3% for the year ended December 31, 2008 as compared to 18.5% during 2007.

Cemetery expenses were $41.7 million during the year ended December 31, 2008, an increase of $10.9 million, or 35.4%, compared to $30.8 million during 2007. The increase was split between an increase in labor costs ($6.0 million) and non-labor costs ($4.9 million). The increase in non-labor costs was primarily attributable to an increase in maintenance ($2.0 million), utilities ($1.6 million) and real estate taxes ($0.5 million). Cemetery expenses relate to the current costs of managing and maintaining our cemetery properties. These costs are expensed as incurred and are not deferred. Accordingly, from a margin standpoint, the most effective gauge of measuring cemetery expenses is as a ratio of segment level pre-need and at-need cemetery revenues. The ratio of cemetery expenses to segment level pre-need and at-need cemetery revenues was 26.9% during the year ended December 31, 2008 as compared to 26.6% during 2007.

Selling expenses were $34.8 million during the year ended December 31, 2008, an increase of $5.6 million, or 19.0%, as compared to $29.2 million in 2007. The ratio of cost of selling expenses to pre-need and at-need cemetery revenues decreased to 26.4% for the year ended December 31, 2008 as compared to 27.5% during 2007.

General and administrative expenses were $21.4 million during the year ended December 31, 2008, an increase of $5.7 million, or 36.3%, as compared to $15.7 million during 2007. The increase was equally split between an increase in labor costs ($2.8 million) and non-labor costs ($2.9 million). The increase in non-labor costs was primarily attributable to an increase in corporate insurance ($0.7 million), professional fees ($0.4 million), supplies ($0.3 million) and a number of smaller changes. General and administrative expenses are expensed as incurred and are not deferred. Accordingly, from a margin standpoint, the most effective gauge of measuring general and administrative expenses is as a ratio of segment level pre-need and at-need cemetery revenues. The ratio of general and administrative expenses to segment level pre-need and at-need cemetery revenues was 13.8% during the year ended December 31, 2008 as compared to 13.5% during 2007.

Total corporate overhead was $21.3 million during the year ended December 31, 2008, a decrease of $3.7 million, or 14.8%, compared to $25.0 million during 2007. The decrease was equally distributed between personnel related expenses ($1.8 million) and non-personnel expenses ($1.9 million). For the purpose of this comparison, non-cash unit based compensation is included in non-personnel expenses. The decrease in personnel related expenses was primarily attributable to a bonus expense in 2007 ($3.2 million) that was not incurred in 2008. The decrease in non-personnel related expenses was primarily attributable to a reduction in unit-based compensation ($2.5 million) offset by a number of small increases.

Depreciation and amortization was $5.0 million during the year ended December 31, 2008, an increase of $1.1 million, or 29.2%, as compared to $3.9 million during the period last year. The increase was primarily due to an increase in the basis of depreciable assets.

Funeral Home expenses were $19.1 million for the year ended December 31, 2008, an increase of $10.6 million, or 126.4%, compared to $8.4 million during 2007. The increase was primarily related to increases in personnel expenses ($4.9 million), merchandise ($2.1 million), fixed facility costs ($1.0 million), general and administrative expenses ($0.8 million) and variable facility costs ($0.5 million).

Interest expense was $12.7 million during the year ended December 31, 2008, an increase of $3.6 million, or 40.1%, as compared to $9.1 million during 2007. The increase was primarily due to an overall increase in the average amount of debt outstanding.

Liquidity and Capital Resources

Overview

Our primary short-term liquidity needs are to fund general working capital requirements, repay our debt obligations, service our debt and make routine maintenance capital improvements. We will need additional liquidity to construct mausoleum and lawn crypts on the grounds of our cemetery properties.

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

Long-term Debt

Purchase Agreement

On November 18, 2009, we entered into a Purchase Agreement (the “Purchase Agreement”) by and among StoneMor Operating LLC (the “Operating Company”), Cornerstone Family Services of West Virginia Subsidiary, Inc. (“CFS West Virginia”), Osiris Holding of Maryland Subsidiary, Inc. (“Osiris”), the Partnership, the subsidiary guarantors named in the Purchase Agreement (together with us, the “Note Guarantors”) and Banc of America Securities LLC (“BAS”), acting on behalf of itself and as the representative for the other initial purchasers named in the Purchase Agreement (collectively, the “Initial Purchasers”). Pursuant to the Purchase Agreement, the Operating Company, CFS West Virginia and Osiris (collectively, the “Issuers”), each our wholly-owned subsidiary, as joint and several obligors, agreed to sell to the Initial Purchasers $150.0 million aggregate principal amount of 10.25% Senior Notes due 2017 (the “Senior Notes”), with an original issue discount of approximately $4.0 million, in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended (the “Securities Act”), for resale by the Initial Purchasers (i) to qualified institutional buyers pursuant to Rule 144A under the Securities Act or (ii) outside the United States to non-U.S. persons in compliance with Regulation S under the Securities Act (the “Notes Offering”). The Notes Offering closed on November 24, 2009.

The Purchase Agreement contains customary representations and warranties of the parties and indemnification and contribution provisions under which we, the Issuers, and other Note Guarantors, on one hand, and the Initial Purchasers, on the other, have agreed to indemnify each other against certain liabilities, including liabilities under the Securities Act. The Issuers, us and the other Note Guarantors also agreed to enter into a Registration Rights Agreement (described below) for the benefit of holders of the Senior Notes.

The net proceeds from the Notes Offering and Units Offering were used, in part, to:

•	repay approximately $30.7 million of borrowings under the Revolving Facility (as defined below);

•	repay approximately $104.7 million of borrowings under the Acquisition Credit Facility (as defined below); and

•	redeem $17.5 million of outstanding 11.00% Series B Senior Secured Notes due 2012 (the “Series B Notes”).

Indenture

On November 24, 2009, the Issuers, us and the other Note Guarantors entered into an indenture (the “Indenture”), among the Issuers, us, the other Note Guarantors and Wilmington Trust FSB, as trustee (the “Trustee”) governing the Senior Notes.

The Issuers will pay 10.25% interest per annum on the principal amount of the Senior Notes, payable in cash semi-annually in arrears on June 1 and December 1 of each year, starting on June 1, 2010. The Senior Notes mature on December 1, 2017.

The Senior Notes are senior unsecured obligations of the Issuers and:

•	rank equally in right of payment with all existing and future senior unsecured debt of the Issuers;

•	rank senior in right of payment to all existing and future senior subordinated and subordinated debt of the Issuers;

•	are effectively subordinated in right of payment to existing and future secured debt of the Issuers, to the extent of the value of the assets securing such debt; and

•	are structurally subordinated to all of the existing and future liabilities of each subsidiary of the Issuers that does not guarantee the Senior Notes.

The Issuers’ obligations under the Senior Notes and the Indenture are jointly and severally guaranteed (the “Note Guarantees”) by us and each subsidiary, other than the Issuers, that is a guarantor of any indebtedness under the Credit Agreement (as defined below), or is a borrower under the Credit Agreement and each other subsidiary that the Issuers shall otherwise cause to become a Note Guarantor pursuant to the terms of the Indenture (each, a “Restricted Subsidiary”).

At any time on or after December 1, 2013, the Issuers, at their option, may redeem the Senior Notes, in whole or in part, at the redemption prices (expressed as percentages of the principal amount) set forth below, together with accrued and unpaid interest, if any, to the redemption date, if redeemed during the 12-month period beginning December 1 of the years indicated:

Year	Optional Redemption Price
2013	105.125%
2014	102.563%
2015 and thereafter	100%

At any time prior to December 1, 2013, the Issuers may, on one or more occasions, redeem all or any portion of the Senior Notes, upon not less than 30 nor more than 60 days’ notice, at a redemption price equal to 100% of the principal amount of the Senior Notes redeemed, plus the Applicable Premium (as defined in the Indenture) as of the date of redemption, including accrued and unpaid interest to the redemption date.

In addition, at any time prior to December 1, 2012, the Issuers, at their option, may redeem up to 35% of the aggregate principal amount of the Senior Notes issued under the Indenture with the net cash proceeds of certain of our equity offerings described in the Indenture at a redemption price equal to 110.250% of the principal amount of the Senior Notes to be redeemed, plus accrued and unpaid interest to the redemption date provided, however, that (i) at least 65% of the aggregate principal amount of the Senior Notes issued under the Indenture remain outstanding immediately after the occurrence of such redemption and (ii) the redemption occurs within 90 days of the closing date of such offering.

Subject to certain exceptions, upon the occurrence of a Change of Control (as defined in the Indenture), each holder of Senior Notes will have the right to require the Issuers to purchase that holder’s Senior Notes for a cash price equal to 101% of the principal amounts to be purchased, plus accrued and unpaid interest to the date of purchase.

The Indenture requires us, the Issuers and/or the Note Guarantors, as applicable, to comply with various covenants including, but not limited to, covenants that, subject to certain exceptions, limit our and our subsidiaries’ ability to (i) incur additional indebtedness; (ii) make certain dividends, distributions, redemptions or investments; (iii) enter into certain transactions with affiliates; (iv) create, incur, assume or permit to exist certain liens against their assets; (v) make certain sales of their assets; and (vi) engage in certain mergers, consolidations or sales of all or substantially all of their assets. The Indenture also contains various affirmative covenants regarding, among other things, delivery of certain reports filed with the SEC and materials required pursuant to Rule 144A under the Securities Act to holders of the Senior Notes and joinder of future subsidiaries as Note Guarantors under the Indenture. We were in compliance with all covenants at December 31, 2009.

Events of default under the Indenture that could, subject to certain conditions, cause all amounts owing under the Senior Notes to become immediately due and payable include, but are not limited to, the following:

1.	failure by the Issuers to pay interest on any of the Senior Notes when it becomes due and the continuance of any such failure for 30 days;

2.	failure by the Issuers to pay the principal on any of the Senior Notes when it becomes due and payable, whether at stated maturity, upon redemption, upon purchase, upon acceleration or otherwise;

3.	the Issuers’ failure to comply with the agreements and covenants relating to limitations on entering into certain mergers, consolidations or sales of all or substantially all of their assets or in respect of their obligations to purchase the Senior Notes in connection with a Change of Control;

4.	failure by the us or the Issuers to comply with any other agreement or covenant in the Indenture and the continuance of this failure for 60 days after notice of the failure has been given us by the Trustee or holders of at least 25% of the aggregate principal amount of the Senior Notes then outstanding;

5.	failure by us to comply with our covenant to deliver certain reports and the continuance of such failure to comply for a period of 120 days after written notice thereof has been given to us by the Trustee or by the holders of at least 25% in aggregate principal amount of the Senior Notes then outstanding;

6.	certain defaults under mortgages, indentures or other instruments or agreements under which there may be issued or by which there may be secured or evidenced our indebtedness or indebtedness of any Restricted Subsidiary, whether such indebtedness now exists or is incurred after the date of the Indenture;

7.	certain judgments or orders that exceed $7.5 million for the payment of money have been entered by a court of competent jurisdiction against us or any Restricted Subsidiary and such judgments have not been satisfied, stayed, annulled or rescinded within 60 days of being entered;

8.	certain events of bankruptcy of us, StoneMor GP LLC, our general partner (the “General Partner”), or any Restricted Subsidiary; or

9.	other than in accordance with the terms of the Note Guarantee and the Indenture, any Note Guarantee ceasing to be in full force and effect, being declared null and void and unenforceable, found to be invalid or any Guarantor denying its liability under its Note Guarantee.

Registration Rights Agreement

In connection with the sale of the Senior Notes, on November 24, 2009, the Issuers, us, the other Note Guarantors and BAS, as representative of the Initial Purchasers, entered into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which the Issuers, us and the other Note Guarantors agreed, for the benefit of the holders of the Senior Notes, to use their commercially reasonable efforts to file a registration statement with the SEC with respect to a registered offer to exchange the Senior Notes for new “exchange” notes having terms substantially identical in all material respects to the Senior Notes, with certain exceptions (the “Exchange Offer”). The Issuers, us and the other Note Guarantors agreed to use their commercially reasonable efforts to consummate such Exchange Offer on or before the 366th day after the issuance of the Senior Notes.

In addition, upon the occurrence of certain events described in the Registration Rights Agreement which result in the inability to consummate the Exchange Offer, the Issuers, us and the other Note Guarantors agreed to file a shelf registration statement with the SEC covering resales of the Senior Notes and to use their commercially reasonable efforts to cause such shelf registration statement to be declared effective.

The Issuers are required to pay additional interest to the holders of the Senior Notes under certain circumstances if they fail to comply with their obligations under the Registration Rights Agreement.

Note Purchase Agreement

On August 15, 2007, we entered into, along with the General Partner and certain of our subsidiaries, (collectively, the “Note Issuers”) the Amended and Restated Note Purchase Agreement (the “NPA”) with Prudential Investment Management Inc., The Prudential Insurance Company of America, Prudential Retirement Insurance and Annuity Company, certain Affiliates of Prudential Investment Management Inc., iStar Financial Inc., SFT I, Inc., and certain Affiliates of iStar Financial Inc. (collectively, the “Note Purchasers”). Capitalized terms which are not defined in this Annual Report on Form 10-K shall have the same meaning assigned to such terms in the NPA,as amended.

Pursuant to the NPA, the Note Issuers and the Note Purchasers agreed to (a) exchange certain senior secured notes previously issued by the Note Issuers to the Note Purchasers on September 20, 2004, for new Series A Notes, as defined in the NPA, due September 20, 2009, in the amount of $80 million; and (b) issue Series B Notes, as defined in the NPA, due August 15, 2012 in the aggregate amount of $35 million, subject to the option, on an uncommitted basis, to issue/purchase additional secured Shelf Notes in the aggregate amount of up to $35 million, and to issue/purchase additional secured Shelf Notes to refinance the Series A Notes.

On November 2, 2007, we entered into the First Amendment to Amended and Restated Note Purchase Agreement (the “First Amendment to NPA”) by and among us, the General Partner, certain of our subsidiaries and the noteholders, to among other things, amend the negative covenants of the NPA.

On December 21, 2007, we entered into the Joinder to Amended and Restated Note Purchase Agreement and Finance Documents pursuant to which we added certain issuers to the NPA. Pursuant to the NPA, as amended, certain of our subsidiaries issued Senior Secured Series C Notes (the “Series C Notes” and together with Series A Notes, Series B Notes and the Shelf Notes are referred to as the “Notes” ) in the aggregate principal amount of $17.5 million, due December 21, 2012.

The Series A Notes bore an interest rate of 7.66% per annum, the Series B Notes bore an interest of 9.34% per annum and the Series C Notes bore an interest rate of 9.09% per annum.

The Notes were guaranteed by both us and StoneMor GP. The Notes ranked pari passu with all other senior secured debt, including the Revolving Credit Facility and the Acquisition Credit Facility. Obligations under the Notes were secured by a first priority lien and security interest covering substantially all of the assets of the Note Issuers, whether then owned or thereafter acquired, other than specified receivable rights and a second priority lien and security interest covering those specified receivable rights of the Note Issuers, whether then owned or thereafter acquired. These assets secured the Notes and the Acquisition Credit Facility described below. The priority of the liens and security interests securing the Notes is pari passu with the liens and security interests securing the Acquisition Credit Facility described below.

On April 30, 2009, we entered into the Second Amendment to Amended and Restated Credit Agreement by and among us and certain of our subsidiaries, the lenders, and Bank of America, N.A., as Administrative Agent (the “Second Amendment to Credit Agreement”), pursuant to which we borrowed $63,000,000 under the new Acquisition Credit Facility commitments, which, together with the $17,000,000 of the existing availability under the Acquisition Credit Facility, were used to repay the Series A Notes. In addition, we borrowed $5,400,000 under the Revolving Credit Facility, which was used to pay the accrued interest on the Series A Notes, fees to Bank of America, N.A., amendment fees to noteholders under the Second Amendment to NPA described below as well as various other fees and costs incurred in connection with these transactions. In connection with the Second Amendment to Credit Agreement, on April 30, 2009, we also entered into the Second Amendment to Amended and Restated Note Purchase Agreement by and among us, the General Partner and certain of our subsidiaries and the noteholders (the “Second Amendment to NPA”).

The Second Amendment to NPA amended the Note Purchase Agreement to, among other matters, amend and restate the Series B Notes and the Series C Notes. The Series B Notes were amended to increase the interest rate to 11.00% (the “Amended Series B Notes”). The Series C Notes were amended not only to increase the interest rate to 11.00%, but also to change the maturity date from December 21, 2012 to August 15, 2012 (the “Amended Series C Notes,” and together with the Amended Series B Notes, the “Amended NPA Notes”).

On July 1, 2009, we entered into the Third Amendment to Amended and Restated Note Purchase Agreement by and among us, the General Partner, certain of our subsidiaries and the noteholders, to among other things, amend certain negative covenants of the NPA.

In connection with the Fourth Amendment to Credit Agreement, as described below, on November 24, 2009, we entered into the Fourth Amendment to Amended and Restated Note Purchase Agreement by and among us, the General Partner, the Operating Company, certain of our subsidiaries and the noteholders (the “Fourth Amendment to NPA”). The Fourth Amendment to NPA amended the NPA to, among other matters, amend certain restrictive covenants and other terms set forth in the NPA to permit us to incur the indebtedness evidenced by the Amended NPA Notes, enter into the restrictive covenants set forth in the Indenture, use the net proceeds of the Notes Offering as discussed above and amend the Consolidated Leverage Ratio in accordance with the Fourth Amendment to Credit Agreement.

Under the Fourth Amendment to NPA, the Company is permitted to incur indebtedness under the Credit Agreement not greater than $80.0 million (the “Aggregate Credit Facility Cap”), consisting of the Acquisition Credit Facility, as defined below, not to exceed $45.0 million and the Revolving Credit Facility, as defined below, not to exceed $35.0 million. The Aggregate Credit Facility Cap may be increased up to $100.0 million, with the Acquisition Credit Facility cap to be increased up to $55.0 million and the Revolving Credit Facility cap to be increased up to $45.0 million with the approval of the holders of at least a majority principal amount of the shelf notes, which shall not be unreasonably withheld.

The Note Issuers under the NPA paid fees to the holders of the Amended NPA Notes in connection with the Fourth Amendment to NPA.

The Amended NPA Notes bear an interest rate of 11.00% per annum, payable quarterly. Under the Fourth Amendment to NPA, the interest rate on the Amended NPA Notes was to be increased by 1.5% per annum during any period in which (i) any holder of the Amended NPA Notes is required to maintain reserves in excess of 3.4% of the principal amount of such Amended NPA Notes, as a result of a decision of an insurance regulatory authority having responsibility for valuation of insurance company assets (an “IR Authority”) or (ii) the Senior Notes issued pursuant to the Notes Offering are designated any rating below BB- (or its equivalent) by an IR Authority, provided that any Amended NPA Notes are not designated a separate rating of BB- or higher (or its equivalent) by such authority (each, a “Reserve Event”).

On January 15, 2010, we entered into the Fifth Amendment to the NPA, to provide for further changes to the Consolidated Leverage Ratio similar to the changes under the Fifth Amendment to Credit Agreement, as defined below, and to clarify that the interest rate applicable to the Amended NPA Notes increased from 11% per annum to 12.5% per annum effective November 24, 2009, which increase will continue until the termination of the Reserve Event period in accordance with the NPA.

The NPA contains restrictive covenants that, among other things, prohibit distributions upon defined events of default, restrict investments and sales of assets and require us to maintain certain financial covenants, including specified financial ratios. We were in compliance with all debt covenants at December 31, 2009.

Acquisition Credit Facility and Revolving Credit Facility

On August 15, 2007, we, the General Partner, and the Operating Company and various subsidiaries of the Operating Company (collectively, the “Borrowers”), entered into the Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. (“Bank of America”), other lenders, and BAS (collectively, the “Lenders”). The Credit Agreement provides for both an acquisition credit facility (the “Acquisition Credit Facility”) and a revolving credit facility (the “Revolving Credit Facility”).

The Credit Agreement initially provided that: (1) the Acquisition Credit Facility would have a maximum principal amount of $40,000,000 (with an option to increase such facility by an additional $15,000,000 on an uncommitted basis) and the term of 5 years, and (2) the Revolving Credit Facility would have a maximum principal amount of $25,000,000 (with an option to increase such facility by up to $10,000,000 on an uncommitted basis) and a term of 5 years. Amounts borrowed under the Acquisition Credit Facility and repaid or prepaid may not be reborrowed and amounts borrowed under the Revolving Credit Facility and repaid or prepaid during the term may be reborrowed. In addition, Bank of America agreed to provide to the borrowers swing line loans (“Swing Line Loans”) with a maximum limit of $5,000,000, which is a part of the Revolving Credit Facility. Loans outstanding under the Acquisition Credit Facility and the Revolving Credit Facility bear interest at rates set forth in the Credit Agreement, which have seen been amended as described below.

On November 2, 2007, we, the General Partner and the Borrowers entered into the First Amendment to Amended and Restated Credit Agreement with certain lenders thereto and Bank of America, to among other things, amend certain negative covenants of the Credit Agreement.

On April 30, 2009, we, the General Partner and the Borrowers entered into the Second Amendment to Credit Agreement with the lenders and Bank of America. The Second Amendment to Credit Agreement amended the Credit Agreement to, among other matters, increase (i) the Revolving Credit Facility to a maximum aggregate principal amount of $35,000,000, with the ability to request further increases in a maximum aggregate principal amount of $10,000,000, and (ii) the Acquisition Credit Facility to a maximum aggregate principal amount of $102,850,000, with the ability to request further increases in a maximum aggregate principal amount of $57,000,000, subject to a minimum increase amount of $5,000,000. The maximum aggregate principal amount of the Acquisition Credit Facility was increased to $107,850,000, with the ability to request further increases in a maximum aggregate principal amount of $52,000,000, after giving effect to a $5,000,000 increase in the Acquisition Credit facility implemented through the Lender Joinder to Amended and Restated Credit Agreement, dated June 24, 2009, among us, the General Partner, the Borrowers and other parties thereto.

On July 6, 2009, we, the General Partner, the Borrowers and Bank of America entered into the Third Amendment to Amended and Restated Credit Agreement to among other things, amend certain negative covenants of the Credit Agreement.

Concurrently with the closing of the Notes Offering and Units Offering, on November 24, 2009, we entered into the Fourth Amendment to Amended and Restated Credit Agreement (the “Fourth Amendment to Credit Agreement”) by and among us, the General Partner, the Borrowers, the lenders, and Bank of America, as Administrative Agent for the benefit of the lenders. The Fourth Amendment to Credit Agreement amended the Credit Agreement to, among other matters, (i) amend certain restrictive covenants and other terms set forth in the Credit Agreement to permit us to incur the indebtedness evidenced by the Senior Notes, enter into the Indenture and use the net proceeds of the Notes Offering and Units Offering as discussed above; (ii) decrease the Acquisition Credit Facility to a maximum aggregate principal amount of $45.0 million, with the ability to request further increases in a maximum aggregate principal amount of $10.0 million; and (iii) amend the Consolidated Leverage Ratio (as defined in the Credit Agreement) to provide that we and the General Partner shall not permit such ratio to be greater than:

•	4.0 to 1.0, for our most recently completed four fiscal quarters ending prior to January 1, 2010;

•	3.75 to 1.0, for our most recently completed four fiscal quarters ending between January 1, 2010 and December 31, 2010; or

•	3.65 to 1.0, for our most recently completed four fiscal quarters ending after December 31, 2010.

On January 15, 2010, we entered into the Fifth Amendment to the Amended and Restated Credit Agreement (the “Fifth Amendment”) which further amended the Consolidated Leverage Ratio to provide that we and the General Partner shall not permit such ratio to be greater than:

•	4.0 to 1.0, for our most recently completed four fiscal quarters ending prior to July 1, 2010;

•	3.75 to 1.0, for our most recently completed four fiscal quarters ending between July 1, 2010 and December 31, 2010; or

•	3.65 to 1.0, for our most recently completed four fiscal quarters ending after December 31, 2010.

The Consolidated Leverage ratio was 3.83 at December 31, 2009.

Loans outstanding under the Acquisition Credit Facility and the Revolving Credit Facility bear interest at a per annum rate based upon a base rate (the “Base Rate”) or a Eurodollar rate (the “Eurodollar Rate”) plus a margin ranging from 2.25% to 3.25% over the Base Rate and 3.25% to 4.25% over the Eurodollar rate, as selected by the Borrowers. The Base Rate is the highest of (a) the Federal Funds Rate plus 0.5% or (b) the Prime Rate, as defined in the Credit Agreement. The Eurodollar Rate equals to the greater of: (i) the British Bankers Association LIBOR Rate or (ii) if such rate is not available, the rate determined by Bank of America, N.A., as the Administrative Agent, subject to certain conditions. Margin is determined by the ratio of consolidated funded debt to consolidated EBITDA.

The borrowers under the Credit Agreement paid fees to Bank of America, N.A. as Administrative Agent, and Banc of America Securities LLC, as Arranger. In addition, the Credit Agreement requires the Borrowers to pay an unused commitment fee, which is calculated based on the amount by which the commitments under the Credit Agreement exceed the usage of such commitments.

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

Borrowings under the Credit Agreement rank pari passu with all other senior secured debt of the Borrowers including the senior secured notes discussed above. The Borrowers’ obligations under the Credit Agreement are guaranteed by both us and our General Partner (collectively, the “Guarantors”).

The Borrowers’ obligations under the Revolving Credit Facility are secured by a first priority lien and security interest in specified receivable rights, whether then owned or thereafter acquired, of the Borrowers and the Guarantors, and by a second priority lien and security interest in substantially all assets other than those receivable rights of the Borrowers and Guarantors, excluding trust accounts and certain proceeds required by law to be placed into such trust accounts and funds held in trust accounts, the General partner’s general partner interest in us and the General Partner’s incentive distribution rights under our partnership agreement. The specified receivable rights include all accounts and other rights to payment arising under customer contracts or agreements or management agreements, and all inventory, general intangibles and other rights reasonably related to the collection and performance of these accounts and rights to payment.

The Borrowers’ obligations under the Acquisition Credit Facility are secured by a first priority lien and security interest in substantially all assets, whether then owned or thereafter acquired, other than specified receivable rights of the Borrowers and the Guarantors, excluding trust accounts and certain proceeds required by law to be placed into such trust accounts and funds held in trust accounts, the General Partner’s general partner interest in us and the General Partner’s incentive distribution rights under our partnership agreement, and a secondary priority lien and security interest in those specified receivable rights. These assets secure the Acquisition Credit Facility and the senior secured notes described above. The priority of the liens and security interests securing the Acquisition Credit Facility is pari passu with the liens and security interests securing the senior secured notes described below.

The agreements governing the Revolving Credit Facility, the Acquisition Credit Facility and Amended NPA Notes contain restrictive covenants that, among other things, prohibit distributions upon defined events of default, restrict investments and sales of assets and require the Company to maintain certain financial covenants, including specified financial ratios. A material decrease in sales could cause the Company to breach certain of its financial covenants, such as the leverage ratio and the interest coverage ratio, under the Company’s Credit Agreement and NPA, as amended. Any such breach could allow the lenders to accelerate (or create cross-default under) the Company’s debt which would have a material adverse effect on the Company’s business, financial condition or results of operations.

There were no amounts outstanding and we were in compliance with all debt covenants under the Credit Agreement at December 31, 2009.

Green Lawn Note

In July of 2009, certain of the Company’s subsidiaries, entered into a $1.4 million note purchase agreement in connection with an operating agreement in which the Company became the exclusive operator of Green Lawn Cemetery (the “Green Lawn Note”). The Green Lawn Note bears interest at a rate of 6.5% per year on unpaid principal and is payable monthly, beginning on August 1, 2009. Principal on the note is due in 96 equal installments beginning on July 1, 2011.

Interest Rate Swaps

On November 24, 2009, we entered into an interest rate swap (the “First Interest Rate Swap”) wherein we agreed to pay the counterparty interest in the amount of three month LIBOR plus 888 basis points in consideration for the counterparties agreement to pay us a fixed rate of interest of 10.25% on a principal amount of $108 million. Settlements are to be made net on a quarterly basis in February, May, August and November of each year. The First Interest Rate Swap expires on December 1st, 2012.

On December 4, 2009, we entered into an interest rate swap (the “Second Interest Rate Swap”, together with the First Interest Rate Swap, the “Interest Rate Swaps”) wherein we agreed to pay the counterparty interest in the amount of three month LIBOR plus 869 basis points in consideration for the counterparties agreement to pay us a fixed rate of interest of 10.25% on a principal amount of $27 million. Settlements are to be made net on a quarterly basis in February, May, August and November of each year. The Second Interest Rate Swap expires on December 1, 2012.

The Interest Rate Swaps do not qualify for hedge accounting. Accordingly, the fair values of the Interest Rate Swaps are reported on the balance sheet and periodic changes in the fair value of the Interest Rate Swaps are recorded in earnings. At December 31, 2009, we recorded a liability (the “Fair value of interest rate swaps”) of approximately $2.7 million, which represents the fair value of the Interest Rate Swaps at December 31, 2009. We recognized a loss on the fair value of Interest Rate Swaps (“Loss on fair value of interest rate swaps”) of approximately $2.7 million during the year ended December 31, 2009.

We entered into the Interest Rate Swaps in an effort to manage our total interest expense. The Interest Rate Swaps reduced fourth quarter 2009 interest expense by approximately $0.2 million.

The Interest Rate Swaps do not contain any credit risk contingent features. No collateral is required to be posted by either counterparty.

Disposition of a Funeral Home

During the second quarter of the year, we disposed of a single funeral home. We received approximately $0.5 million in cash for this disposition.

Cash Flow from Operating Activities

Cash flows provided by operating activities were $13.5 million in 2009, a decrease of $7.6 million, or 36.0%, compared to $21.1 million in 2008. The reduction in operating cash flow was in large part driven by an increase of the net cash inflows into our merchandise trust ($5.7 million).

Cash flows provided by operating activities were $21.1 million in 2008, an increase of $2.1 million, or 11.4%, compared to $19.0 million in 2007. The increase was primarily due to the December 2007 acquisition of 45 cemeteries and 30 funeral homes.

Cash flows from operations in 2009, 2008 and 2007 significantly outpaced our net income (loss) (($1.1 million), $4.6 million and $2.8 million, respectively) during the same periods. This is in large part attributable to the fact that various cash inflows for payments of amounts due under pre-need sales contracts were not as of yet recognized as revenues as we had not as of yet met the delivery criteria for revenue recognition. Although there is no assurance, we expect that the trend of operating cash flows outpacing net income will continue into the foreseeable future.

Cash Flow from Investing Activities

Net cash used in investing activities was $11.0 million during 2009, a decrease of $6.0 million, or 35.3%, compared to $17.0 million during 2008. Cash flows used for investing activities during 2009 were primarily utilized for acquisitions made in the second and third quarters ($4.1 million), expansion capital improvements at our properties ($4.8 million), maintenance capital improvements at our cemeteries ($2.5 million) offset by consideration received for the disposition of a funeral home ($0.5 million). Cash flows used for investing activities during 2008 were primarily utilized for acquisitions ($5.6 million), expansion capital improvements at our properties ($4.4 million) and maintenance capital improvements at our cemeteries ($4.8 million).

Net cash used in investing activities was $17.0 million during 2008, a decrease of $69.8 million, or 80.4%, compared to $86.8 million during 2007. 2008 cash flow uses are discussed above while 2007 cash flow used for investing activities primarily related to our December 2007 acquisition of 45 cemeteries and 30 funeral homes.

Cash Flow from Financing Activities

Net cash provided by financing activities was $3.9 million during 2009, as opposed to net cash used in financing activities of $10.8 million during 2008. The 2009 net cash inflow was primarily related to proceeds from a public unit offering ($23.7 million) and net additional borrowings ($20.8 million), offset by partner distributions ($27.3 million) and costs related to financing ($13.9 million). The 2008 use of cash was primarily for partner distributions ($25.7 million) offset by increased borrowings on our working capital line to fund pre-need sales growth of $14.7 million.

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

Capital Expenditures

The following table summarizes total maintenance capital expenditures and expansion capital expenditures, including for the construction of mausoleums and for acquisitions, for the periods presented:

	Year ended December 31,
	2009	2008	2007
	(In thousands)
Maintenance capital expenditures	$2,524	$4,809	$3,051
Expansion capital expenditures	8,859	12,237	83,726

Total capital expenditures	$11,383	$17,046	$86,777

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

A summary of our total contractual obligations as of December 31, 2009 is presented in the table below:

	As of 31-Dec-09
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Debt (1)	$320,662	$20,271	$74,798	$30,750	$194,844
Operating leases	10,223	1,838	3,092	2,124	3,169
Merchandise liabilities (2)	65,883	—	—	—	—

Total	$263,622	$2,408	$40,038	$2,124	$153,169

(1)	Represents the interest payable and the par value of debt due and does not include the unamortized debt discount of $3,938 at December 31, 2009.
(2)	Total cannot be seperated into periods because we are unable to anticipate when the merchandise will be needed.

We had no off-balance sheet arrangements as of December 31, 2009 or 2008.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

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

Interest-bearing Investments

Our fixed-income securities subject to market risk consist primarily of investments in our merchandise trusts and perpetual care trusts. As of December 31, 2009, the fair value of fixed-income securities in our merchandise trusts represented 6.9% of the fair value of total trust assets while the fair value of fixed-income securities in our perpetual care trusts represented 12.7% of the fair value of total trust assets. The aggregate quoted fair value of these fixed-income securities was $14.1 million and $24.9 million in merchandise trusts and perpetual care trusts, respectively, as of December 31, 2008. Each 1% change in interest rates on these fixed-income securities would result in changes of approximately $141,000 and $249,000 in the fair market value of the assets in our merchandise trusts and perpetual care trusts, respectively, based on discounted expected future cash flows. If these securities are held to maturity, no change in fair market value will be realized.

Our money market and other short-term investments subject to market risk consist primarily of investments in our merchandise trusts and perpetual care trusts. As of December 31, 2009, the fair value of money market and short-term investments in our merchandise trusts represented 23.3% of the fair value of total trust assets while the fair value of money market and other short-term investments in our perpetual care trusts represented 23.7% of the fair value of total trust assets. The aggregate quoted fair value of these fixed-income securities was $47.5 million and $46.6 million in merchandise trusts and perpetual care trusts, respectively, as of December 31, 2009. Each 1% change in interest rates on these fixed-income securities would result in changes of approximately $475,000 and $466,000 in the fair market value of the assets in our merchandise trusts and perpetual care trusts, respectively.

Marketable Equity Securities

Our marketable equity securities subject to market risk consist primarily of investments held in our merchandise trusts and perpetual care trusts. These assets consist of investments in both individual equity securities as well as closed and open ended mutual funds. As of December 31, 2009, the fair value of marketable individual equity securities in our merchandise trusts represented 15.6% of the fair value of total trust assets while the fair value of marketable equity securities in our perpetual care trusts represented 18.0% of total trust assets. The aggregate quoted fair market value of these marketable individual equity securities was $31.8 million and $35.4 million in merchandise trusts and perpetual care trusts, respectively, as of December 31, 2009, based on final quoted sales prices. Each 10% change in the average market prices of the individual equity securities would result in a change of approximately $3.2 million and $3.5 million in the fair market value of securities held in merchandise trusts and perpetual care trusts, respectively. As of December 31, 2009, the fair value of marketable closed and open ended mutual funds in our merchandise trusts represented 53.5% of the fair value of total trust assets while the fair value of closed and open ended mutual funds in our perpetual care trusts represented 45.3% of total trust assets. The aggregate quoted fair market value of these closed and open ended mutual funds was $109.2 million and $88.9 million in merchandise trusts and perpetual care trusts, respectively, as of December 31, 2009, based on final quoted sales prices. Each 10% change in the average market prices of the closed and open ended mutual funds would result in a change of approximately $10.9 million and $8.9 million in the fair market value of securities held in merchandise trusts and perpetual care trusts, respectively.

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

We recognize the challenges we face in achieving our investment objectives in light of the uncertainties and complexities of contemporary investment markets. Furthermore, we recognize that, in order to achieve the stated long-term objectives, we may have short-term declines in market value. Given the need to maintain consistent values in the portfolio, we have attempted to develop a strategy which is likely to maximize returns and earnings without experiencing overall declines in value in excess of 3% over any 12-month period. We were able to achieve this objective in 2009. We were not able to achieve this objective in 2008 due to macroeconomic conditions beyond our control.

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

Debt Instruments

Our Acquisition Credit Facility and Revolving Credit Facility bear interest at a floating rate, based on LIBOR, which is adjusted quarterly. These credit facilities will subject us to increases in interest expense resulting from movements in interest rates. As of December 31, 2009, we had no outstanding borrowings under our Acquisition Credit Facility or our Revolving Credit Facility.

In the fourth quarter of 2009, we entered into two interest rate swaps wherein we swapped a fixed rate of interest for a floating rate of interest on $135 million of debt. These interest rate swaps will subject us to increases in interest expense resulting from movements in interest rates. We reduced total interest expense by approximately $0.2 million in the fourth quarter of 2009 as a result of these interest rate swaps.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of StoneMor Partners GP LLC and Unitholders of StoneMor Partners L.P. Levittown, Pennsylvania

We have audited the accompanying consolidated balance sheets of StoneMor Partners L.P. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of StoneMor Partners L.P. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2009, the Company adopted Accounting Standards Codification (ASC) 810-10-65-1 and retrospectively adjusted the accompanying consolidated financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

March 16, 2010

StoneMor Partners L.P.

Consolidated Balance Sheets

(in thousands)

	December 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$13,479	$7,068
Accounts receivable, net of allowance	37,113	33,090
Prepaid expenses	3,531	3,422
Other current assets	4,502	14,477

Total current assets	58,625	58,057

Long-term accounts receivable—net of allowance	48,015	42,309
Cemetery property	235,357	228,499
Property and equipment, net of accumulated depreciation	52,265	49,615
Merchandise trusts, restricted, at fair value	203,885	161,605
Perpetual care trusts, restricted, at fair value	196,295	152,797
Deferred financing costs—net of accumulated amortization	12,020	2,425
Deferred selling and obtaining costs	49,782	41,795
Deferred tax assets	451	138
Other assets	2,194	1,000

Total assets	$858,889	$738,240

Liabilities and partners’ capital
Current liabilities
Accounts payable and accrued liabilities	$26,574	$25,702
Accrued interest	1,829	659
Current portion, long-term debt	378	80,478

Total current liabilities	28,781	106,839

Other long-term liabilities	2,912	1,837
Fair value of interest rate swap	2,681	—
Long-term debt	182,821	80,456
Deferred cemetery revenues, net	258,978	193,017
Deferred tax liabilities	5,290	7,928
Merchandise liability	65,883	75,977
Perpetual care trust corpus	196,295	152,797

Total liabilities	743,641	618,851

Partners’ capital
General partner	1,904	2,271
Limited partners:
Common	113,344	111,052
Subordinated	—	6,066

Total partners’ capital	115,248	119,389

Total liabilities and partners’ capital	$858,889	$738,240

See Accompanying Notes to the Consolidated Financial Statements.

StoneMor Partners L.P.

Consolidated Statement of Operations

(in thousands, except unit data)

	2009	2008	2007
Revenues:
Cemetery
Merchandise	$87,836	$90,968	$74,509
Services	36,947	36,894	28,547
Investment and other	33,055	31,623	31,476
Funeral home
Merchandise	9,701	9,249	4,655
Services	13,665	14,714	6,127

Total revenues	181,203	183,448	145,314

Costs and Expenses:
Cost of goods sold (exclusive of depreciation shown separately below):
Perpetual care	4,727	4,326	3,553
Merchandise	17,120	18,556	16,118
Cemetery expense	41,246	41,651	30,767
Selling expense	34,123	34,806	29,245
General and administrative expense	22,498	21,372	15,684
Corporate overhead (including $1,576, $2,262 and $4,741 in unit-based compensation for 2009, 2008 and 2007 respectively)	22,370	21,293	24,991
Depreciation and amortization	6,390	5,029	3,891
Funeral home expense
Merchandise	3,716	3,684	1,575
Services	9,275	9,073	4,198
Other	6,014	6,308	2,649
Acquisition related costs	2,292	—	—

Total cost and expenses	169,772	166,098	132,671

Operating profit	11,431	17,350	12,643
Gain on sale of funeral home	434	—	—
Gain on acquisitions	4,435	—	—
(Decrease) in fair value of interest rate swap	(2,681)	—	—
Expenses related to refinancing	2,242	—	157
Interest expense	14,409	12,714	9,075

Income (loss) before income taxes	(3,031)	4,636	3,411

Income taxes
State	808	304	398
Federal	(2,762)	(224)	227

Total income taxes	(1,954)	80	625

Net income (loss)	$(1,077)	$4,556	$2,786

General partner’s interest in net income (loss) for the period	$(22)	$91	$56

Limited partners’ interest in net income (loss) for the period
Common	$(894)	$3,325	$1,512
Subordinated	$(161)	$1,140	$1,218
Net income (loss) per limited partner unit (basic and diluted)	$(.09)	$.38	$.30

Weighted average number of limited partners’ units outstanding (basic and diluted)	12,034	11,809	9,107

See Accompanying Notes to the Consolidated Financial Statements.

StoneMor Partners L.P.

Consolidated Statement of Partners’ Capital

(in thousands)

	Partners’ Capital
	Limited Partners			General Partner	Total
	Common	Subordinated	Total
Balance, January 1, 2007	$71,700	$28,206	$99,906	$1,382	$101,288

Proceeds from public offering	49,714	—	49,714	—	49,714
General partner contribution	—	—	—	1,074	1,074
Conversion of subordinated to common units	5,407	(5,407)	—	—	—
General partner equity grant	—	—	—	609	609
Net income	1,512	1,218	2,730	55	2,786
Cash distribution	(9,736)	(8,606)	(18,342)	(383)	(18,725)

Balance, December 31, 2007	118,597	15,411	134,009	2,737	136,746

Proceeds from units issued in acquisition	500	—	500	—	500
General partner contribution	—	—	—	86	86
Conversion of subordinated to common units	3,745	(3,745)	—	—	—
Acquisition unit price guarantee	(661)	—	(661)	—	(661)
Vesting of employee unit grant	3,822	—	3,822	—	3,822
Net income	3,325	1,140	4,465	91	4,556
Cash distribution	(18,277)	(6,738)	(25,015)	(643)	(25,658)

Balance, December 31, 2008	111,052	6,066	117,118	2,271	119,389

Proceeds from public offering	23,680	—	23,680	—	23,680
General partner contribution	—	—	—	509	509
Conversion of subordinated to common units	1,198	(1,198)	—	—	—
Net income (loss)	(894)	(161)	(1,055)	(22)	(1,077)
Cash distribution	(21,692)	(4,707)	(26,399)	(854)	(27,253)

Balance, December 31, 2009	$113,344	$—	$113,344	$1,904	$115,248

See Accompanying Notes to the Consolidated Financial Statements.

StoneMor Partners L.P.

Consolidated Statement of Cash Flows

(in thousands)

	2009	2008	2007
Operating activities:
Net income (loss)	$(1,077)	$4,556	$2,786
Adjustments to reconcile net income to net cash provided by operating activity:
Cost of lots sold	5,259	5,306	4,382
Depreciation and amortization	6,390	5,029	3,891
Unit-based compensation	1,576	2,262	4,741
Previously capitalized acquisition costs	1,365	—	—
Write down of deferred financing fees	2,242	—	—
Accretion of debt discount	34	—	—
Loss on fair value of interest rate swap	2,681
Gain on sale of funeral home	(434)	—	—
Gain on acquisitions of cemetery properties	(4,350)	—	—
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(9,452)	(6,678)	(2,430)
Allowance for doubtful accounts	103	513	10
Merchandise trust fund	(6,133)	(453)	(5,223)
Prepaid expenses	(109)	963	196
Other current assets	(239)	(900)	(1,053)
Other assets	(124)	(696)	159
Accounts payable and accrued and other liabilities	(125)	717	5,179
Deferred selling and obtaining costs	(7,987)	(5,959)	(2,162)
Deferred cemetery revenue	31,881	22,414	15,668
Deferred taxes (net)	(3,660)	(564)	—
Merchandise liability	(4,343)	(5,366)	(7,171)

Net cash provided by operating activities	13,498	21,144	18,973

Investing activities:
Cost associated with potential acquisitions	—	(1,579)	(2,230)
Additions to cemetery property	(4,759)	(4,376)	(2,589)
Purchase of subsidiaries, net of common units issued	(4,100)	(5,621)	(78,907)
Divestiture of funeral home	434	—	—
Acquisition unit-price guarantee	—	(661)	—
Acquisitions of property and equipment	(2,524)	(4,809)	(3,051)

Net cash used in investing activities	(10,949)	(17,046)	(86,777)

Financing activities:
Cash distribution	(27,253)	(25,658)	(18,724)
Additional borrowings on long-term debt	260,647	33,188	76,674
Repayments of long-term debt	(239,862)	(18,446)	(34,000)
Proceeds from public unit offering	23,680	—	49,714
Proceeds from general partner contribution	509	86	1,074
Cost of financing activities	(13,859)	—	(3,048)

Net cash provided by (used in) financing activities	3,862	(10,830)	71,690

Net increase (decrease) in cash and cash equivalents	6,411	(6,732)	3,886
Cash and cash equivalents—Beginning of period	7,068	13,800	9,914

Cash and cash equivalents—End of period	$13,479	$7,068	$13,800

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$13,239	$12,732	$8,526

Cash paid during the period for income taxes	$1,886	$4,820	$3,484

Non-cash investing and financing activities
Acquisition of asset by assumption of directly related liability	$2,150	$—	$—
Issuance of limited partner units for cemetery acquisition	$—	$500	$—

See Accompanying Notes to the Consolidated Financial Statements.

1.	NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

StoneMor Partners L.P. (“StoneMor”, the “Company” or the “Partnership”) is a provider of funeral and cemetery products and services in the death care industry in the United States. Through its subsidiaries, StoneMor offers a complete range of funeral merchandise and services, along with cemetery property, merchandise and services, both at the time of need and on a pre-need basis. As of December 31, 2009, the Partnership owned 219 and operated 235 cemeteries in 24 states and Puerto Rico and owned and operated 58 funeral homes in 16 states and Puerto Rico.

Basis of Presentation

The consolidated financial statements included in this Form 10-K have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

In the first quarter of 2009, the Company reviewed ASC 810-10-65-1, which relates to consolidations and determined that balances historically designated as “non-controlling interest in perpetual care trusts” in its condensed consolidated balance sheet did not meet the criteria for non-controlling interests. Accordingly, the Company reclassified the amount previously recorded as a commitment and contingency item “Non-controlling interests in perpetual care trusts” as a liability recorded as “Perpetual care trust corpus”.

Pursuant to state law, a portion of the proceeds from the sale of cemetery property must be deposited into a perpetual care trust.

The perpetual care trust principal does not belong to the Company and must remain in the trust in perpetuity. The Company consolidates the trust into the Company’s financial statements in accordance with ASC 810-10-15-(13 through 22) because the trust is considered a variable interest entity for which the Company is the primary beneficiary.

The fair value of trust assets is recorded as an asset on the Company’s balance sheet. Prior to the adoption of ASC 810-10-65-1, this asset was offset by a commitment and contingency titled “Non-controlling interest in perpetual care trusts”. In accordance with the provisions of ASC 810-10-65-1, the Company reclassified this amount as a liability on its balance sheet titled “Perpetual care trust corpus”.

This change results in an increase in the Company’s total liabilities of approximately $152.8 million as of December 31, 2008 offset by a decrease in commitments and contingencies of the same amounts for the same period end. There is no impact due to this change on:

•	Partners’ capital as of December 31, 2008;

•	Net income for the years ended December 31, 2007, or 2008; or

•	Cash flows for the years ended December 31, 2007, or 2008.

Principles of Consolidation

The consolidated financial statements include the accounts of each of the Company’s subsidiaries. These statements also include the accounts of the merchandise and perpetual care trusts in which the Company has a variable interest and is the primary beneficiary. The operations of the 16 managed cemeteries that the Company operates under long-term management contracts are also consolidated in accordance with the provisions of ASC 810. Total revenues derived from the cemeteries under long-term management contracts totaled approximately $27.2 million, $27.7 million and $22.0 for the years ended December 31, 2009, 2008 and 2007 respectively.

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

Depreciation expense was $4.4 million, $4.1 million and $2.9 million for the years ended December 31, 2009, 2008 and 2007 respectively.

Merchandise Trusts

Pursuant to state law, a portion of the proceeds from pre-need sales of merchandise and services is put into trust (the “merchandise trust”) until such time that the Company meets the requirements for releasing trust principal, which is generally delivery of merchandise or performance of services. All investment earnings generated by the assets in the merchandise trusts (including realized gains and losses) are deferred until the associated merchandise is delivered or the services are performed. The fair value of the funds held in merchandise trusts at December 31, 2009 and 2008 was approximately $203.9 million and $161.6 million, respectively (see Note 5).

Perpetual Care Trusts

Pursuant to state law, a portion of the proceeds from the sale of cemetery property is required to be paid into perpetual care trusts. All principal must remain in this trust into perpetuity while interest and dividends may be released and used to defray cemetery maintenance costs, which are expensed as incurred. Earnings from the perpetual care trusts are recognized in current cemetery revenues. The fair value of funds held in perpetual care trusts at December 31, 2009 and 2008 was $196.3 million and $152.8 million, respectively (see Note 6).

Inventories

Inventories, classified as other current assets on the Company’s consolidated balance sheets, include cemetery and funeral home merchandise and are valued at the lower of cost or net realizable value. Cost is determined primarily on a specific identification basis on a first-in, first-out basis. Inventories were approximately $3.5 million and $3.4 million at December 31, 2009 and 2008, respectively.

Impairment of Long-Lived Assets

The Company monitors the recoverability of long-lived assets, including cemetery property, property and equipment and other assets, based on estimates using factors such as current market value, future asset utilization, business and regulatory climate and future undiscounted cash flows expected to result from the use of the related assets. The Company’s policy is to evaluate an asset for impairment when events or circumstances indicate that a long-lived asset’s carrying value may not be recovered. An impairment charge is recorded to write-down the asset to its fair value if the sum of future undiscounted cash flows is less than the carrying value of the asset. No impairment charges were recorded during the years ended December 31, 2009, 2008 and 2007, respectively.

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

Pre-need sales are usually made on an installment contract basis. Contracts are usually for a period not to exceed 60 months with payments of principal and interest required. For those contracts that do not bear a market rate of interest, the Company imputes such interest based upon the prime rate plus 150 basis points (this resulted in a rate of 4.75% for contracts entered into during the year ended December 31, 2009, 9.0% for contracts entered into during the year ended December 31, 2008 and 9.75%for contracts entered into during the year ended December 31, 2007) in order to segregate the principal and interest component of the total contract value.

At the time of a pre-need sale, the Company records an account receivable in an amount equal to the total contract value less any cash deposit paid net of an estimated allowance for customer cancellations. The revenue from both the sales and interest component is deferred. Interest revenue is recognized utilizing the effective interest method. Sales revenue is recognized in accordance with the rules discussed below.

The allowance for customer cancellations is established based on management’s estimates of expected cancellations and historical experiences and is currently averaging approximately 10% of total contract values. Future cancellation rates may differ from this current estimate. Management will continue to evaluate cancellation rates and will make changes to the estimate should the need arise. Actual cancellations did not vary significantly from the estimates of expected cancellations at December 31, 2009 and December 31, 2008, respectively.

Revenue recognition related to sales of cemetery merchandise and services is governed by Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (“SAB No. 104”), and the retail land sales provisions of ASC 976. Per this guidance, revenue from the sale of burial lots and constructed mausoleum crypts is deferred until such time that 10% of the sales price has been collected, at which time it is fully earned; revenues from the sale of unconstructed mausoleums are recognized using the percentage-of-completion method of accounting while revenues from merchandise and services are recognized once such merchandise is delivered (title has transferred to the customer and the merchandise is either installed or stored, at the direction of the customer, at the vendor’s warehouse or a third-party warehouse at no additional cost to us) or services are performed.

In order to appropriately match revenue and expenses, the Company defers certain pre-need cemetery and prearranged funeral direct obtaining costs that vary with and are primarily related to the acquisition of new pre-need cemetery and prearranged funeral business. Such costs are accounted for under the provisions of ASC 944, and are expensed as revenues are recognized.

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

In June 2009, the FASB issued ASC Topic 810, Subtopic 10, Sections 30 and 65 (“ASC 810-10-30/65”), the purpose of which is to amend certain requirements of ASC Topic 810, Subtopic 10, Section 5, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. Amongst other things, ASC 810-10-30/65 requires a change in the determination of which entity’s qualify as variable interest entities (“VIE’s”), changes in an entity that is involved in VIE’s method of determining whether they are the primary beneficiary of such VIE, and changes to disclosures required by all entities involved with VIE. ASC 810-10-30/65 is effective for each reporting period beginning after November 15, 2009. Early adoption is prohibited. The Company has reviewed the requirements of ASC 810-10-30/65 and determined that there will be no changes to its current determination of those entities with which it is involved as to their status of being VIE’s nor to its determination of the Company’s status with regards to its position as the primary beneficiary of such VIE’s. The Company has also determined that it will be required to modify their disclosures with regards to those VIE’s with which it is involved and will adopt such disclosure changes beginning in the first quarter of 2010.

In April of 2009, the FASB issued ASC 320, which relates to investments in both debt and equity securities. Section 10-65-1 of ASC 320 amended previous guidance related to the determination of whether impairments in debt securities were other-than-temporary, and provides guidance as to which other-than-temporary impairments should be reflected in the income statement and which other-than-temporary impairments should be reflected in other comprehensive income. ASC 320-10-65-1 also modifies the presentation and disclosures related to both debt and equity securities. ASC 320-10-65-1 is effective for interim periods ending after June 15, 2009, and the Company adopted it in the second quarter of 2009. The adoption of ASC 320-10-65-1 did not have a significant impact on the Company’s financial statements.

In April of 2009, the FASB issued ASC 825. Section 10-65-1of ASC 825 amends ASC 825 Section10-50-10 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. ASC 825-10-65-1 is effective for interim periods ending after June 15, 2009 and the Company adopted it for second quarter of 2009. The adoption of ASC 825-10-65-1 did not have a significant impact on the Company’s financial statements.

In April of 2009, the FASB issued ASC 820, which relates to fair value measurements and disclosures. Section 10-65-4 of ASC 820 provides additional guidance in estimating fair value as required under ASC 820 Section 10-5-1 when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. ASC 820-10-65-4 also provides additional guidance on circumstances that may indicate a transaction is not orderly. ASC 820-10-65-4 is effective for interim periods ending after June 15, 2009, and the Company adopted it for the second quarter of 2009. The adoption of ASC 820-10-65-4 did not have a significant impact on the Company’s financial statements.

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

In December 2007, the FASB issued ASC 810 which amongst other things, provides guidance for the accounting and reporting of non-controlling interests. Section 10-65-1 of ASC 810 states that accounting and reporting for minority interests will be recharacterized as non-controlling interests and classified as a component of equity. ASC 810-10-65-1applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. The Company adopted this guidance effective January 1, 2009. This adoption caused the Company to reclassify amounts previously shown as “Non-controlling interests in perpetual care trusts” to “Perpetual care trust corpus” and to include this amount in total liabilities rather than as a “Commitment and contingency.” The adoption of this standard had no effect on the Company’s partners capital, results of operations or liquidity.

In February 2008, the FASB issued ASC 260, which relates to earnings per share. Amongst other guidance, Section 10-5 of ASC 260 addresses earnings per share for master limited partnerships and states that a master limited partnership that contains incentive distribution rights (“IDR’s”) should classify said IDR’s as a separate class of units for which a separate earnings per unit calculation should be made. The Company adopted ASC 260-10-5 in the first quarter of 2009. The adoption of ASC 260-10-5 had no impact on the calculation of earnings per share as allocated to common unit holders.

In December 2008, the FASB issued ASC 810, which amongst other things relates to disclosure requirements for consolidations. Section 10-50 of ASC 810 requires public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. The Company adopted this guidance effective December 31, 2008. This adoption had no effect on the Company’s financial statements.

In December 2008, the FASB issued ASC 820, which amongst other things relates to the subsequent measurement of financial instruments. Section 10-35 of ASC 820 provides clarification for measuring fair value in a market that is not active. ASC 820-10-35 was effective upon issuance, including prior periods for which financial statements had not been issued. The Company’s adoption of ASC 820-10-35 for the year ended December 31, 2008 had no effect on its financial statements.

Use of Estimates

Preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting periods. As a result, actual results could differ from those estimates. The most significant estimates in the consolidated financial statements are the valuation of assets in the merchandise trust and perpetual care trust, allowance for cancellations, unit-based compensation, merchandise liability, deferred sales revenue, deferred margin, deferred merchandise trust investment earnings, deferred obtaining costs and income taxes. Deferred sales revenue, deferred margin and deferred merchandise trust investment earnings are included in deferred cemetery revenues, net, on the unaudited condensed consolidated balance sheets.

2.	LONG-TERM ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

Long-term accounts receivable, net, consisted of the following:

	As of December 31,
	2009	2008
	(in thousands)
Customer receivables	$112,995	$102,145
Unearned finance income	(14,002)	(12,983)
Allowance for contract cancellations	(13,865)	(13,763)

	85,128	75,399
Less: current portion—net of allowance	37,113	33,090

Long-term portion—net of allowance	$48,015	$42,309

Activity in the allowance for contract cancellations is as follows:

	For the Year Ended December 31,
	2009	2008	2007
	(in thousands)
Balance—Beginning of period	$13,763	$11,540	$12,243
Reserve on acquired contracts	—	1,884	115
Provision for cancellations	13,201	12,888	10,493
Charge-offs—net	(13,099)	(12,549)	(11,311)

Balance—End of period	$13,865	$13,763	$11,540

3.	Cemetery Property

Cemetery property consists of the following:

	As of December 31,
	2009	2008
	(in thousands)
Developed land	$26,099	$26,558
Undeveloped land	161,802	156,467
Mausoleum crypts and lawn crypts	47,456	45,474

Total	$235,357	$228,499

4.	Property and Equipment

Major classes of property and equipment follow:

	As of December 31,
	2009	2008
	(in thousands)
Building and improvements	$46,376	$44,801
Furniture and equipment	34,151	29,210

	80,527	74,011
Less: accumulated depreciation	(28,262)	(24,396)

Property and equipment—net	$52,265	$49,615

5.	MERCHANDISE TRUSTS

At December 31, 2009 and December 31, 2008, the Company’s merchandise trust consisted of the following types of assets:

•	Money Market Funds that invest in low risk short term securities;

•	Publicly traded mutual funds that invest in underlying debt securities;

•	Publicly traded mutual funds that invest in underlying equity securities;

•	Equity investments that are currently paying dividends or distributions. These investments include Real Estate Investment Trusts (“REIT’s”); Master Limited Partnerships and global equity securities;

•	Fixed maturity debt securities issued by various corporate entities;

•	Fixed maturity debt securities issued by the U.S. Government and U.S. Government agencies; and

•	Fixed maturity debt securities issued by U.S. states and local government agencies.

All of these investments are classified as Available for Sale as defined by ASC 320-10-25-1. Accordingly, all of the assets are carried at fair value. All of these investments are considered to be either Level 1 or Level 2 assets as defined by ASC 820-10-35-(39 through 51H). At December 31, 2009, approximately 88.7% of these assets were Level 1 investments while approximately 11.3% were Level 2 assets. At December 31, 2008, approximately 84.6% of these assets were Level 1 investments while approximately 15.4% were Level 2 assets.

The cost and market value associated with the assets held in the merchandise trust at December 31, 2009 and December 31, 2008 is presented below:

As of December 31, 2009	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
	(in thousands)
Short-term investments	$47,451	$—	$—	$47,451
Fixed maturities:
U.S. Government and federal agency	—	—	—	—
U.S. State and local government agency	33	—	(10)	23
Corporate debt securities	3,204	90	(48)	3,246
Other debt securities	10,393	448	—	10,841

Total fixed maturities	13,630	538	(58)	14,110

Mutual funds—debt securities	39,545	8	(840)	38,713
Mutual funds—equity securities	93,472	—	(23,034)	70,438
Equity securities	34,818	1,249	(4,304)	31,763
Other invested assets	1,385	26	—	1,411

Total	$230,301	$1,821	$(28,236)	$203,885

As of December 31, 2008	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
	(in thousands)
Short-term investments	$26,911	$—	$—	$26,911
Fixed maturities:
U.S. Government and federal agency	5,554	90	(15)	5,629
U.S. State and local government agency	4,477	40	(44)	4,473
Corporate debt securities	3,593	50	(490)	3,153
Other debt securities	10,655	—	—	10,655

Total fixed maturities	24,279	180	(549)	23,910

Mutual funds—debt securities	38,260	—	(9,913)	28,347
Mutual funds—equity securities	96,176	—	(42,959)	53,217

Equity securities	43,881	—	(14,661)	29,220

Total	$229,507	$180	$(68,082)	$161,605

The contractual maturities of debt securities as of December 31, 2009 and December 31, 2008 are presented below:

As of December 31, 2009	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
	(in thousands)
U.S. Government and federal agency	$—	$—	$—	$—
U.S. State and local government agency	23	—	—	—
Corporate debt securities	—	1,408	1,683	155
Other debt securities	10,841	—	—	—

Total fixed maturities	$10,864	$1,408	$1,683	$155

As of December 31, 2008	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
	(in thousands)
U.S. Government and federal agency	$242	$4,969	$418	$—
U.S. State and local government agency	1,105	1,496	1,270	602
Corporate debt securities	73	1,554	1,408	118
Other debt securities	10,655	—	—	—

Total fixed maturities	$12,075	$8,019	$3,096	$720

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at December 31, 2009 and December 31, 2008 is presented below:

At December 31, 2009:

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities:
U.S. Government and federal agency	$—	$—	$—	$—	$—	$—
U.S. State and local government agency	23	10	—	—	23	10
Corporate debt securities	1,554	18	263	30	1,817	48
Other debt securities	—	—	—	—	—	—

Total fixed maturities	1,577	28	263	30	1,840	58

Mutual funds—debt securities	9,456	118	15,086	722	24,542	840
Mutual funds—equity securities	—	—	70,439	23,034	70,439	23,034

Equity securities	2,307	191	25,686	4,113	27,993	4,304

Total	$13,340	$337	$111,474	$27,899	$124,814	$28,236

At December 31, 2008:

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities:
U.S. Government and federal agency	$922	$15	$77	$—	$999	$15
U.S. State and local government agency	1,679	22	809	22	2,488	44
Corporate debt securities	1,162	241	1,069	249	2,231	490
Other debt securities	—	—	—	—	—	—

Total fixed maturities	3,763	278	1,955	271	5,718	549

Mutual funds—debt securities	7,196	583	21,151	9,330	28,347	9,913
Mutual funds—equity securities	14,136	15,397	39,081	27,562	53,217	42,959

Equity securities	9,974	5,606	18,552	9,055	28,526	14,661

Total	$35,069	$21,864	$80,739	$46,218	$115,808	$68,082

A reconciliation of the Company’s merchandise trust activities for the years ended December 31, 2009 and December 31, 2008 is presented below:

Year ended December 31, 2009

Market Value @ 12/31/2008	Contributions	Distributions	Interest/ Dividends	Capital Gain Distributions	Realized Gain/ Loss (a)	Taxes	Fees	Unrealized Change in Market Value	Change in Accrued Income	Market Value @ 12/31/2009
(in thousands)
$161,605	$56,757	$(58,398)	$8,940	$367	$(4,736)	$(624)	$(946)	$41,487	$(567)	$203,885

$161,605	$56,757	$(58,398)	$8,940	$367	$(4,736)	$(624)	$(946)	$41,487	$(567)	$203,885

Year ended December 31, 2008

Market Value @ 12/31/2007	Contributions	Distributions	Interest/ Dividends	Capital Gain Distributions	Realized Gain/ Loss (a)	Taxes	Fees	Unrealized Change in Market Value	Change in Accrued Income	Market Value @ 12/31/2008
(in thousands)
$228,615	$52,340	$(64,026)	$10,845	$641	$(5,981)	$(1,257)	$(1,173)	$(58,890)	$491	$161,605

$228,615	$52,340	$(64,026)	$10,845	$641	$(5,981)	$(1,257)	$(1,173)	$(58,890)	$491	$161,605

(a)	Includes $6,758 and $4,260 in losses for other-than-temporarily impaired assets in 2009 and 2008 respectively.

The Company made net withdrawals out of the trusts of approximately $1.6 million and $11.7 million during the years ended December 31, 2009 and 2008 respectively. During the year ended December 31, 2009, purchases and sales of securities available for sale included in trust investments were approximately $261.0 million and $255.2 million, respectively. During the year ended December 31, 2008, purchases and sales of securities available for sale included in trust investments were approximately $303.5 million and $229.1 million, respectively.

Other-Than-Temporary Impairment of Trust Assets

In the second quarter of 2009, the Company adopted Section 10-65-1 of ASC 320.

ASC 320-10-65-1 amended the other-than-temporary impairment guidance for debt securities. ASC 320-10-65-1 also changed the disclosure requirements for other-than-temporary impairments on both debt and equity securities.

The fundamental accounting changes resulting from the issuance of ASC 320-10-65-1 are as follows:

Prior to the issuance of ASC 320-10-65-1, entity’s were required to assert that they had the intent and ability to hold debt securities for a period of time sufficient to allow for any anticipated recovery in fair value in order to conclude that an impairment was not other than temporary. ASC 320-10-65-1 amended this requirement so that entity’s now must:

•	Assess whether it has the intent to sell the debt security or;

•	Assess whether it is more likely than not it will be required to sell the debt security before its anticipated recovery

If either of these conditions exists, the impairment is considered to be other than temporary. An other-than-temporary impairment in an amount equal to the difference between the fair value and amortized cost shall be recognized in earnings.

In situations wherein an entity:

•	Does not have an intent to sell an impaired debt security;

•	Determines that it is not more likely than not it will be required to sell an impaired debt security before its anticipated recovery;

ASC 320-10-65-1 requires that an entity determine whether or not there is a “credit loss” on the security.

A credit loss is the excess of the amortized cost of the security over the present value of future expected cash flows. If there is a credit loss, an entity must recognize an other-than-temporary impairment in earnings in an amount equal to the credit loss. This amount becomes the new cost basis of the asset and will not be adjusted for subsequent changes in the fair value of the asset.

There is likely to be a difference between this new cost basis and the current fair value of the security. If such fair value is less than the adjusted cost basis, an entity shall determine whether this loss is other-than-temporary or a normal unrealized loss. Normal unrealized losses shall be accounted for as they currently are. Any additional other-than-temporary impairment shall be recognized through other comprehensive income. The Company defers this amount and includes it in Deferred cemetery revenue, net.

After the recognition of a credit loss, an entity shall continue to evaluate the difference between the new cost basis and expected future cash flows. For debt securities for which other-than-temporary impairments were recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected shall be accreted in accordance with existing guidance as interest income. If upon subsequent evaluation, there is a significant increase in the cash flows expected to be collected or if actual cash flows are significantly greater than cash flows previously expected, such changes shall be accounted for as a prospective adjustment to the accretable yield

In addition to the aforementioned accounting changes, ASC 320-10-65-1 requires the following changes to disclosures relating to an entity’s entire investment portfolio:

•	Certain disclosures that were only required on an annual basis are now required for interim periods as well.

•

For periods in which an other-than-temporary impairment of a debt security is recognized and only the amount related to a credit loss was recognized in earnings, an entity shall disclose, by major security type, the methodology and significant inputs used to measure the amount related to the credit loss.

•	For each interim and annual reporting period presented, an entity shall disclose a tabular rollforward of the amount related to credit losses recognized in earnings. This will include at a minimum:

1.	The beginning balance of the amount related to credit losses on debt securities held by the entity at the beginning of the period for which a portion of an other-than-temporary impairment was recognized in other comprehensive income.

2.	Additions for the amount related to the credit loss for which an other-than-temporary impairment was not previously recognized.

3.	Reductions for securities sold during the period (realized).

4.	Reductions for securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis.

5.	Additional increases to the amount related to the credit loss for which an other-than temporary impairment was previously recognized when the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis.

6.	Reductions for increases in cash flows expected to be collected that are recognized over the remaining life of the security.

7.	The ending balance of the amount related to credit losses on debt securities held by the entity at the end of the period for which a portion of an other-than-temporary impairment was recognized in other comprehensive income.

8.	The Company has applied the applicable guidance related to other-than-temporary impairments throughout the reporting period. In addition to the relative guidance stated above, the Company performs each of the following procedures:

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

During the year ended December 31, 2009, the Company determined that there was a single other than temporary impairment to the fixed maturity investment portfolio in the Merchandise Trust due to a credit loss. The total credit loss on this instrument was less than $0.1 million. There were no other than temporary impairments to the fixed maturity investment portfolio due to non-credit losses.

During the year ended December 31, 2009, the Company determined that there were two securities, with an aggregate cost basis of approximately $15.2 million, an aggregate fair value of approximately $7.7 million and a resulting impairment of value of approximately $7.4 million, wherein such impairments are considered to be other-than-temporary. Accordingly, the Company has adjusted the cost basis of these assets to their current values and offset this change against deferred revenue. This reduction in deferred revenue will be reflected in earnings in future periods as the underlying merchandise is delivered or the underlying service is performed.

During the year ended December 31, 2008 , the Company determined that there were 31 securities in the merchandise trust, with an aggregate cost of approximately $6.1 million, an aggregate market value of approximately $1.8 million, and a resulting aggregate impairment in value of approximately $4.3 million, wherein such impairment was other-than-temporary at December 31, 2008. Accordingly, the Company adjusted the cost basis of each of these assets to their current value and offset this change against deferred revenue. This reduction in deferred revenue will be reflected in earnings in future periods as the underlying merchandise is delivered or the underlying service is performed.

6.	PERPETUAL CARE TRUSTS.

At December 31, 2009 and December 31, 2008, the Company’s perpetual care trust consisted of the following types of assets:

•	Money Market Funds that invest in low risk short term securities;

•	Publicly traded mutual funds that invest in underlying debt securities;

•	Publicly traded mutual funds that invest in underlying equity securities;

•	Equity investments that are currently paying dividends or distributions. These investments include REIT’s and Master Limited Partnerships;

•	Fixed maturity debt securities issued by various corporate entities;

•	Fixed maturity debt securities issued by the U.S. Government and U.S. Government agencies; and

•	Fixed maturity debt securities issued by U.S. states and local agencies.

All of these investments are classified as Available for Sale as defined by ASC 320-10-25-1. Accordingly, all of the assets are carried at fair value. All of these investments are considered to be either Level 1 or Level 2 assets as defined by ASC 820-10-35-(39 through 51H). At December 31, 2009, approximately 81.1% of these assets were Level 1 investments while approximately 18.9% were Level 2 assets. At December 31, 2008, approximately 77.4% of these assets were Level 1 investments while approximately 22.6% were Level 2 assets.

The cost and market value associated with the assets held in perpetual care trusts at December 31, 2009 and December 31, 2008 were as follows:

As of December 31, 2009	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
	(in thousands)
Short-term investments	$46,615	$—	$—	$46,615
Fixed maturities:
U.S. Government and federal agency	4,747	66	(48)	4,765
U.S. State and local government agency	1,497	14	(74)	1,437
Corporate debt securities	13,722	369	(199)	13,892
Other debt securities	4,841	8	—	4,849

Total fixed maturities	24,807	457	(321)	24,943

Mutual funds—debt securities	36,774	24	(465)	36,333
Mutual funds—equity securities	74,831	1	(22,275)	52,557

Equity Securities	33,514	3,385	(1,486)	35,413
Other invested assets	434	2	—	436

Total	$216,974	$3,868	$(24,547)	$196,295

As of December 31, 2008	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
	(in thousands)
Short-term investments	$21,236	$—	$—	$21,236
Fixed maturities:
U.S. Government and federal agency	9,993	236	(10)	10,219
U.S. State and local government agency	8,462	87	(72)	8,477
Corporate debt securities	13,104	141	(2,024)	11,221
Other debt securities	572	—	—	572

Total fixed maturities	32,131	464	(2,106)	30,489

Mutual funds—debt securities	56,836	175	(19,113)	37,898
Mutual funds—equity securities	74,084	—	(34,042)	40,042

Equity Securities	31,926	—	(8,794)	23,132

Total	$216,213	$639	$(64,055)	$152,797

The contractual maturities of debt securities as of December 31, 2009 and December 31, 2008 are as follows:

As of December 31, 2009	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
	(in thousands)
U.S. Government and federal agency	$806	$3,230	$438	$291
U.S. State and local government agency	560	296	520	61
Corporate debt securities	—	6,166	7,104	622
Other debt securities	4,849	—	—	—

Total fixed maturities	$6,215	$9,692	$8,062	$974

As of December 31, 2008	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
	(in thousands)
U.S. Government and federal agency	$449	$9,743	$27	$—
U.S. State and local government agency	1,860	3,424	1,987	1,206
Corporate debt securities	268	4,773	5,527	653
Other debt securities	572	—	—	—

Total fixed maturities	$3,149	$17,940	$7,541	$1,859

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at December 31, 2009 and December 31, 2008 held in perpetual care trusts is presented below:

At December 31, 2009

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities:
U.S. Government and federal agency	$1,708	$42	$188	$6	$1,896	$48
U.S. State and local government agency	655	74	—	—	655	74
Corporate debt securities	6,796	76	1,246	123	8,042	199
Other debt securities	—	—	—	—	—	—

Total fixed maturities	9,159	192	1,434	129	10,593	321

Mutual funds—debt securities	1,969	347	900	118	2,869	465
Mutual funds—equity securities	—	—	47,299	22,275	47,299	22,275

Equity securities	1,317	107	18,397	1,379	19,714	1,486

Total	$12,445	$646	$68,030	$23,901	$80,475	$24,547

At December 31, 2008

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities:
U.S. Government and federal agency	$346	$25	$165	$1	$511	$26
U.S. State and local government agency	3,529	42	547	14	4,076	56
Corporate debt securities	4,568	945	4,446	1,079	9,014	2,024
Other debt securities	—	—	—	—	—	—

Total fixed maturities	8,443	1,012	5,158	1,094	13,601	2,106

Mutual funds—debt securities	1,040	50	34,169	19,063	35,209	19,113
Mutual funds—equity securities	2,055	3,012	37,987	31,030	40,042	34,042

Equity securities	3,887	1,795	18,812	6,999	22,699	8,794

Total	$15,425	$5,869	$96,126	$58,186	$111,551	$64,055

A reconciliation of the Company’s perpetual care trust activities for the years ended December 31, 2009 and 2008 is presented below:

Year ended December 31, 2009

Market Value @ 12/31/2008	Contributions	Distributions	Interest/ Dividends	Capital Gain Distributions	Realized Gain/ Loss (a)	Taxes	Fees	Unrealized Change in Market Value	Change in Accrued Income	Market Value @ 12/31/2009
(in thousands)
$ 152,797	$45,704	$(42,747)	$13,470	$381	$(14,260)	$(244)	$(896)	$42,737	$(647)	$196,295

Year ended December 31, 2008

Market Value @ 12/31/2007	Contributions	Distributions	Interest/ Dividends	Capital Gain Distributions	Realized Gain/ Loss (a)	Taxes	Fees	Unrealized Change in Market Value	Change in Accrued Income	Market Value @ 12/31/2008
(in thousands)
$ 208,579	$23,212	$(31,298)	$14,809	$(81)	$(6,857)	$(716)	$(971)	$(54,250)	$370	$152,797

(a)	Includes $15,279 and $4,757 in losses for other-than-temporarily impaired assets in the year ended December 31, 2009 and 2008 respectively.

The Company made net deposits (withdrawals) into (out of) the trusts of approximately $3.0 million and ($8.1) million during the years ended December 31, 2009 and 2008 respectively. During the year ended December 31, 2009 purchases and sales of securities available for sale included in trust investments were approximately $218.0 million and $207.9 million, respectively. During the year ended December 31, 2008, purchases and sales of securities available for sale included in trust investments were approximately $190.8 million and $140.2 million, respectively.

The Company recorded income (losses) from perpetual care trusts of (2.3), $6.6 million and $8.0 million for the years ended December 31, 2009, 2008 and 2007 respectively. These amounts included realized losses due to other-than temporary impairments of $15.2 million and $4.8 million during the years ended December 31, 2009 and 2008 respectively.

Other-Than-Temporary Impairment of Trust Assets

Refer to Note 5 for a detailed discussion of the 2009 changes to the accounting rules related to other-than-temporarily impaired assets and the Company’s procedures for evaluating whether impairment to assets are other than temporary.

During the year ended December 31, 2009, the Company determined that there were two other-than-temporary impairments to the fixed maturity investment portfolio in the Perpetual Care Trust due to credit losses. The total credit loss on these instruments was less than $0.2 million. There were no other than temporary impairments to the fixed maturity investment portfolio due to non-credit losses.

During the year ended December 31, 2009, the Company determined that there was a single security, with a cost basis of approximately $32.1 million, a fair value of approximately $16.5 million and a resulting impairment of value of approximately $15.6 million, wherein such impairment is considered to be other-than-temporary. Accordingly, the Company has adjusted the cost basis of this asset to its current value.

During the year ended December 31, 2008 , the Company determined that there were 20 securities in the perpetual care trust, with an aggregate cost of approximately $7.0 million, an aggregate market value of approximately $2.2 million, and a resulting aggregate impairment in value of approximately $4.8 million, wherein such impairment is considered to be other-than-temporary. Accordingly, the Company adjusted the cost basis of each of these assets to their current value.

As the fair value of assets in the perpetual care trust are offset against a liability (“Perpetual care trust corpus”), other-than-temporary impairments and changes therein to the perpetual care trust do not result in any changes to either net income or to total partner’s capital.

7.	DERIVATIVE INSTRUMENTS

On November 24, 2009, the Company entered into an interest rate swap (the “First Interest Rate Swap”) wherein the Company agreed to pay the counterparty interest in the amount of three month LIBOR plus 888 basis points in consideration for the counterparties agreement to pay the Company a fixed rate of interest of 10.25% on a principal amount of $108 million. Settlements are to be made net on a quarterly basis in February, May, August and November of each year. The First Interest Rate Swap expires on December 1st, 2012.

On December 4, 2009, the Company entered into an interest rate swap (the “Second Interest Rate Swap”, together with the First Interest Rate Swap, the “Interest Rate Swaps”) wherein the Company agreed to pay the counterparty interest in the amount of three month LIBOR plus 869 basis points in consideration for the counterparties agreement to pay the Company a fixed rate of interest of 10.25% on a principal amount of $27 million. Settlements are to be made net on a quarterly basis in February, May, August and November of each year. The Second Interest Rate Swap expires on December 1, 2012.

The Interest Rate Swaps do not qualify for hedge accounting. Accordingly, the fair value of the Interest Rate Swaps shall be reported on the Company’s balance sheet and periodic changes in the fair value of the Interest Rate Swaps shall be recorded in earnings. At December 31, 2009, the Company recorded a liability (the “Fair value of interest rate swaps”) of approximately $2.7 million, which represents the fair value of the Interest Rate Swaps at December 31, 2009. The Company recognized a loss on the fair value of Interest Rate Swaps (“Loss on fair value of interest rate swaps”) of approximately $2.7 million during the year ended December 31, 2009.

The Company entered into the Interest Rate Swaps in an effort to manage their total interest expense. The Interest Rate Swaps reduced fourth quarter 2009 interest expense by approximately $0.2 million.

The Interest Rate Swaps do not contain any credit risk contingent features. No collateral is required to be posted by either counterparty.

8.	LONG-TERM DEBT

The Company had the following outstanding debt at:

	As of December 31,
	2009	2008
	(in thousands)
Insurance premium financing	$190	$432
Vehicle Financing	547	80
Acquisition Credit Facility, due September 2012	—	17,622
Revolving Credit Facility, due September 2012	—	10,300
Note payable—Greenlawn Acquisition due 2012	1,400
10.25% senior notes, due 2017	150,000	—
Series A senior secured notes, due 2009	—	80,000
Series B senior secured notes, due 2012	17,500	35,000
Series C senior secured notes, due 2012	17,500	17,500

Total	187,137	160,934
Less current portion	378	80,478
Less unamortized bond discount	3,938	—

Long-term portion	$182,821	$80,456

10.25% Senior Notes due 2017

Purchase Agreement

On November 18, 2009, the Company entered into a Purchase Agreement (the “Purchase Agreement”) by and among StoneMor Operating LLC (the “Operating Company”), Cornerstone Family Services of West Virginia Subsidiary, Inc. (“CFS West Virginia”), Osiris Holding of Maryland Subsidiary, Inc. (“Osiris”), the Partnership, the subsidiary guarantors named in the Purchase Agreement (together with the Company, the “Note Guarantors”) and Banc of America Securities LLC (“BAS”), acting on behalf of itself and as the representative for the other initial purchasers named in the Purchase Agreement (collectively, the “Initial Purchasers”). Pursuant to the Purchase Agreement, the Operating Company, CFS West Virginia and Osiris (collectively, the “Issuers”), each the Company’s wholly-owned subsidiary, as joint and several obligors, agreed to sell to the Initial Purchasers $150.0 million aggregate principal amount of 10.25% Senior Notes due 2017 (the “Senior Notes”), with an original issue discount of approximately $4.0 million, in a private placement exempt from the registration requirements under the Securities Act, for resale by the Initial Purchasers (i) to qualified institutional buyers pursuant to Rule 144A under the Securities Act or (ii) outside the United States to non-U.S. persons in compliance with Regulation S under the Securities Act (the “Notes Offering”). The Notes Offering closed on November 24, 2009.

The Purchase Agreement contains customary representations and warranties of the parties and indemnification and contribution provisions under which the Company, the Issuers, and other Note Guarantors, on one hand, and the Initial Purchasers, on the other, have agreed to indemnify each other against certain liabilities, including liabilities under the Securities Act. The Issuers, the Company and the other Note Guarantors also agreed to enter into a Registration Rights Agreement (described below) for the benefit of holders of the Senior Notes.

The net proceeds from the Notes Offering and Units Offering were used, in part, to:

•	repay approximately $30.7 million of borrowings under the Revolving Facility (as defined below);

•	repay approximately $104.7 million of borrowings under the Acquisition Credit Facility (as defined below); and

•	redeem $17.5 million of outstanding 11.00% Series B Senior Secured Notes due 2012 (the “Series B Notes”).

Indenture

On November 24, 2009, the Issuers, us and the other Note Guarantors entered into an indenture (the “Indenture”), among the Issuers, the Company, the other Note Guarantors and Wilmington Trust FSB, as trustee (the “Trustee”) governing the Senior Notes.

The Issuers will pay 10.25% interest per annum on the principal amount of the Senior Notes, payable in cash semi-annually in arrears on June 1 and December 1 of each year, starting on June 1, 2010. The Senior Notes mature on December 1, 2017.

The Senior Notes are senior unsecured obligations of the Issuers and:

•	rank equally in right of payment with all existing and future senior unsecured debt of the Issuers;

•	rank senior in right of payment to all existing and future senior subordinated and subordinated debt of the Issuers;

•	are effectively subordinated in right of payment to existing and future secured debt of the Issuers, to the extent of the value of the assets securing such debt; and

•	are structurally subordinated to all of the existing and future liabilities of each subsidiary of the Issuers that does not guarantee the Senior Notes.

The Issuers’ obligations under the Senior Notes and the Indenture are jointly and severally guaranteed (the “Note Guarantees”) by the Company and each subsidiary, other than the Issuers, that is a guarantor of any indebtedness under the Credit Agreement (as defined below), or is a borrower under the Credit Agreement and each other subsidiary that the Issuers shall otherwise cause to become a Note Guarantor pursuant to the terms of the Indenture (each, a “Restricted Subsidiary”).

At any time on or after December 1, 2013, the Issuers, at their option, may redeem the Senior Notes, in whole or in part, at the redemption prices (expressed as percentages of the principal amount) set forth below, together with accrued and unpaid interest, if any, to the redemption date, if redeemed during the 12-month period beginning December 1 of the years indicated:

Year	Optional Redemption Price
2013	105.125%
2014	102.563%
2015 and thereafter	100%

At any time prior to December 1, 2013, the Issuers may, on one or more occasions, redeem all or any portion of the Senior Notes, upon not less than 30 nor more than 60 days’ notice, at a redemption price equal to 100% of the principal amount of the Senior Notes redeemed, plus the Applicable Premium (as defined in the Indenture) as of the date of redemption, including accrued and unpaid interest to the redemption date.

In addition, at any time prior to December 1, 2012, the Issuers, at their option, may redeem up to 35% of the aggregate principal amount of the Senior Notes issued under the Indenture with the net cash proceeds of certain of the equity offerings of the Company described in the Indenture at a redemption price equal to 110.250% of the principal amount of the Senior Notes to be redeemed, plus accrued and unpaid interest to the redemption date provided, however, that (i) at least 65% of the aggregate principal amount of the Senior Notes issued under the Indenture remain outstanding immediately after the occurrence of such redemption and (ii) the redemption occurs within 90 days of the closing date of such offering.

Subject to certain exceptions, upon the occurrence of a Change of Control (as defined in the Indenture), each holder of Senior Notes will have the right to require the Issuers to purchase that holder’s Senior Notes for a cash price equal to 101% of the principal amounts to be purchased, plus accrued and unpaid interest to the date of purchase.

The Indenture requires the Company, the Issuers and/or the Note Guarantors, as applicable, to comply with various covenants including, but not limited to, covenants that, subject to certain exceptions, limit the Company’s and its subsidiaries’ ability to (i) incur additional indebtedness; (ii) make certain dividends, distributions, redemptions or investments; (iii) enter into certain transactions with affiliates; (iv) create, incur, assume or permit to exist certain liens against their assets; (v) make certain sales of their assets; and (vi) engage in certain mergers, consolidations or sales of all or substantially all of their assets. The Indenture also contains various affirmative covenants regarding, among other things, delivery of certain reports filed with the SEC and materials required pursuant to Rule 144A under the Securities Act to holders of the Senior Notes and joinder of future subsidiaries as Note Guarantors under the Indenture. The Company was in compliance with all covenants at December 31, 2009.

Events of default under the Indenture that could, subject to certain conditions, cause all amounts owing under the Senior Notes to become immediately due and payable include, but are not limited to, the following:

1.	failure by the Issuers to pay interest on any of the Senior Notes when it becomes due and the continuance of any such failure for 30 days;

2.	failure by the Issuers to pay the principal on any of the Senior Notes when it becomes due and payable, whether at stated maturity, upon redemption, upon purchase, upon acceleration or otherwise;

3.	the Issuers’ failure to comply with the agreements and covenants relating to limitations on entering into certain mergers, consolidations or sales of all or substantially all of their assets or in respect of their obligations to purchase the Senior Notes in connection with a Change of Control;

4.	failure by the Company or the Issuers to comply with any other agreement or covenant in the Indenture and the continuance of this failure for 60 days after notice of the failure has been given the Company by the Trustee or holders of at least 25% of the aggregate principal amount of the Senior Notes then outstanding;

5.	failure by the Company to comply with its covenant to deliver certain reports and the continuance of such failure to comply for a period of 120 days after written notice thereof has been given to the Company by the Trustee or by the holders of at least 25% in aggregate principal amount of the Senior Notes then outstanding;

6.	certain defaults under mortgages, indentures or other instruments or agreements under which there may be issued or by which there may be secured or evidenced indebtedness of the Company or any Restricted Subsidiary, whether such indebtedness now exists or is incurred after the date of the Indenture;

7.	certain judgments or orders that exceed $7.5 million for the payment of money have been entered by a court of competent jurisdiction against the Company or any Restricted Subsidiary and such judgments have not been satisfied, stayed, annulled or rescinded within 60 days of being entered;

8.	certain events of bankruptcy of the Company, StoneMor GP LLC, the general partner of the Company (the “General Partner”), or any Restricted Subsidiary; or

9.	other than in accordance with the terms of the Note Guarantee and the Indenture, any Note Guarantee ceasing to be in full force and effect, being declared null and void and unenforceable, found to be invalid or any Guarantor denying its liability under its Note Guarantee.

Registration Rights Agreement

In connection with the sale of the Senior Notes, on November 24, 2009, the Issuers, the Company, the other Note Guarantors and BAS, as representative of the Initial Purchasers, entered into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which the Issuers, the Company and the other Note Guarantors agreed, for the benefit of the holders of the Senior Notes, to use their commercially reasonable efforts to file a registration statement with the SEC with respect to a registered offer to exchange the Senior Notes for new “exchange” notes having terms substantially identical in all material respects to the Senior Notes, with certain exceptions (the “Exchange Offer”). The Issuers, the Company and the other Note Guarantors agreed to use their commercially reasonable efforts to consummate such Exchange Offer on or before the 366th day after the issuance of the Senior Notes.

In addition, upon the occurrence of certain events described in the Registration Rights Agreement which result in the inability to consummate the Exchange Offer, the Issuers, the Company and the other Note Guarantors agreed to file a shelf registration statement with the SEC covering resales of the Senior Notes and to use their commercially reasonable efforts to cause such shelf registration statement to be declared effective.

The Issuers are required to pay additional interest to the holders of the Senior Notes under certain circumstances if they fail to comply with their obligations under the Registration Rights Agreement.

Note Purchase Agreement

On August 15, 2007, the Company entered into, along with the General Partner and certain of the Company’s subsidiaries, (collectively, the “Note Issuers”) the Amended and Restated Note Purchase Agreement (the “NPA”) with Prudential Investment Management Inc., The Prudential Insurance Company of America, Prudential Retirement Insurance and Annuity Company, certain Affiliates of Prudential Investment Management Inc., iStar Financial Inc., SFT I, Inc., and certain Affiliates of iStar Financial Inc. (collectively, the “Note Purchasers”). Capitalized terms which are not defined in this Annual Report on Form 10-K shall have the same meaning assigned to such terms in the NPA,as amended.

Pursuant to the NPA, the Note Issuers and the Note Purchasers agreed to (a) exchange certain senior secured notes previously issued by the Note Issuers to the Note Purchasers on September 20, 2004, for new Series A Notes, as defined in the NPA, due September 20, 2009, in the amount of $80 million; and (b) issue Series B Notes, as defined in the NPA, due August 15, 2012 in the aggregate amount of $35 million, subject to the option, on an uncommitted basis, to issue/purchase additional secured Shelf Notes in the aggregate amount of up to $35 million, and to issue/purchase additional secured Shelf Notes to refinance the Series A Notes.

On November 2, 2007, the Company entered into the First Amendment to Amended and Restated Note Purchase Agreement (the “First Amendment to NPA”) by and among the Company, the General Partner, certain of the Company’s subsidiaries and the noteholders, to among other things, amend the negative covenants of the NPA.

On December 21, 2007, the Company entered into the Joinder to Amended and Restated Note Purchase Agreement and Finance Documents pursuant to which the Company added certain issuers to the NPA. Pursuant to the NPA, as amended, certain of the Company’s subsidiaries issued Senior Secured Series C Notes (the “Series C Notes” and together with Series A Notes, Series B Notes and the Shelf Notes are referred to as the “Notes” ) in the aggregate principal amount of $17.5 million, due December 21, 2012.

The Series A Notes bore an interest rate of 7.66% per annum, the Series B Notes bore an interest of 9.34% per annum and the Series C Notes bore an interest rate of 9.09% per annum.

The Notes were guaranteed by both the Company and StoneMor GP. The Notes ranked pari passu with all other senior secured debt, including the Revolving Credit Facility and the Acquisition Credit Facility. Obligations under the Notes were secured by a first priority lien and security interest covering substantially all of the assets of the Note Issuers, whether then owned or thereafter acquired, other than specified receivable rights and a second priority lien and security interest covering those specified receivable rights of the Note Issuers, whether then owned or thereafter acquired. These assets secured the Notes and the Acquisition Credit Facility described below. The priority of the liens and security interests securing the Notes is pari passu with the liens and security interests securing the Acquisition Credit Facility described below.

On April 30, 2009, the Company entered into the Second Amendment to Amended and Restated Credit Agreement by and among the Company and certain of the Company’s subsidiaries, the lenders, and Bank of America, N.A., as Administrative Agent (the “Second Amendment to Credit Agreement”), pursuant to which the Company borrowed $63,000,000 under the new Acquisition Credit Facility commitments, which, together with the $17,000,000 of the existing availability under the Acquisition Credit Facility, were used to repay the Series A Notes. In addition, we borrowed $5,400,000 under the Revolving Credit Facility, which was used to pay the accrued interest on the Series A Notes, fees to Bank of America, N.A., amendment fees to noteholders under the Second Amendment to NPA described below as well as various other fees and costs incurred in connection with these transactions. In connection with the Second Amendment to Credit Agreement, on April 30, 2009, the Company also entered into the Second Amendment to Amended and Restated Note Purchase Agreement by and among the Company, the General Partner and certain of the Company’s subsidiaries and the noteholders (the “Second Amendment to NPA”).

The Second Amendment to NPA amended the Note Purchase Agreement to, among other matters, amend and restate the Series B Notes and the Series C Notes. The Series B Notes were amended to increase the interest rate to 11.00% (the “Amended Series B Notes”). The Series C Notes were amended not only to increase the interest rate to 11.00%, but also to change the maturity date from December 21, 2012 to August 15, 2012 (the “Amended Series C Notes,” and together with the Amended Series B Notes, the “Amended NPA Notes”).

On July 1, 2009, the Company entered into the Third Amendment to Amended and Restated Note Purchase Agreement by and among the Company, the General Partner, certain of the Company’s subsidiaries and the noteholders, to among other things, amend certain negative covenants of the NPA.

In connection with the Fourth Amendment to Credit Agreement, as described below, on November 24, 2009, the Company entered into the Fourth Amendment to Amended and Restated Note Purchase Agreement by and among the Company, the General Partner, the Operating Company, certain of the Company’s subsidiaries and the noteholders (the “Fourth Amendment to NPA”). The Fourth Amendment to NPA amended the NPA to, among other matters, amend certain restrictive covenants and other terms set forth in the NPA to permit the Company to incur the indebtedness evidenced by the Amended NPA Notes, enter into the restrictive covenants set forth in the Indenture, use the net proceeds of the Notes Offering as discussed above and amend the Consolidated Leverage Ratio in accordance with the Fourth Amendment to Credit Agreement.

Under the Fourth Amendment to NPA, the Company is permitted to incur indebtedness under the Credit Agreement not greater than $80.0 million (the “Aggregate Credit Facility Cap”), consisting of the Acquisition Credit Facility, as defined below, not to exceed $45.0 million and the Revolving Credit Facility, as defined below, not to exceed $35.0 million. The Aggregate Credit Facility Cap may be increased up to $100.0 million, with the Acquisition Credit Facility cap to be increased up to $55.0 million and the Revolving Credit Facility cap to be increased up to $45.0 million with the approval of the holders of at least a majority principal amount of the shelf notes, which shall not be unreasonably withheld.

The Note Issuers under the NPA paid fees to the holders of the Amended NPA Notes in connection with the Fourth Amendment to NPA.

The Amended NPA Notes bear an interest rate of 11.00% per annum, payable quarterly. Under the Fourth Amendment to NPA, the interest rate on the Amended NPA Notes was to be increased by 1.5% per annum during any period in which (i) any holder of the Amended NPA Notes is required to maintain reserves in excess of 3.4% of the principal amount of such Amended NPA Notes, as a result of a decision of an insurance regulatory authority having responsibility for valuation of insurance company assets (an “IR Authority”) or (ii) the Senior Notes issued pursuant to the Notes Offering are designated any rating below BB- (or its equivalent) by an IR Authority, provided that any Amended NPA Notes are not designated a separate rating of BB- or higher (or its equivalent) by such authority (each, a “Reserve Event”).

On January 15, 2010, the Company entered into the Fifth Amendment to the NPA, to provide for further changes to the Consolidated Leverage Ratio similar to the changes under the Fifth Amendment to Credit Agreement, as defined below, and to clarify that the interest rate applicable to the Amended NPA Notes increased from 11% per annum to 12.5% per annum effective November 24, 2009, which increase will continue until the termination of the Reserve Event period in accordance with the NPA.

The NPA contains restrictive covenants that, among other things, prohibit distributions upon defined events of default, restrict investments and sales of assets and require the Company to maintain certain financial covenants, including specified financial ratios. The Company was in compliance with all debt covenants at December 31, 2009.

Acquisition Credit Facility and Revolving Credit Facility

On August 15, 2007, the Company, the General Partner, and the Operating Company and various subsidiaries of the Operating Company (collectively, the “Borrowers”), entered into the Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. (“Bank of America”), other lenders, and BAS (collectively, the “Lenders”). The Credit Agreement provides for both an acquisition credit facility (the “Acquisition Credit Facility”) and a revolving credit facility (the “Revolving Credit Facility”).

The Credit Agreement initially provided that: (1) the Acquisition Credit Facility would have a maximum principal amount of $40,000,000 (with an option to increase such facility by an additional $15,000,000 on an uncommitted basis) and the term of 5 years, and (2) the Revolving Credit Facility would have a maximum principal amount of $25,000,000 (with an option to increase such facility by up to $10,000,000 on an uncommitted basis) and a term of 5 years. Amounts borrowed under the Acquisition Credit Facility and repaid or prepaid may not be reborrowed and amounts borrowed under the Revolving Credit Facility and repaid or prepaid during the term may be reborrowed. In addition, Bank of America agreed to provide to the borrowers swing line loans (“Swing Line Loans”) with a maximum limit of $5,000,000, which is a part of the Revolving Credit Facility. Loans outstanding under the Acquisition Credit Facility and the Revolving Credit Facility bear interest at rates set forth in the Credit Agreement, which have seen been amended as described below.

On November 2, 2007, the Company, the General Partner and the Borrowers entered into the First Amendment to Amended and Restated Credit Agreement with certain lenders thereto and Bank of America, to among other things, amend certain negative covenants of the Credit Agreement.

On April 30, 2009, the Company, the General Partner and the Borrowers entered into the Second Amendment to Credit Agreement with the lenders and Bank of America. The Second Amendment to Credit Agreement amended the Credit Agreement to, among other matters, increase (i) the Revolving Credit Facility to a maximum aggregate principal amount of $35,000,000, with the ability to request further increases in a maximum aggregate principal amount of $10,000,000, and (ii) the Acquisition Credit Facility to a maximum aggregate principal amount of $102,850,000, with the ability to request further increases in a maximum aggregate principal amount of $57,000,000, subject to a minimum increase amount of $5,000,000. The maximum aggregate principal amount of the Acquisition Credit Facility was increased to $107,850,000, with the ability to request further increases in a maximum aggregate principal amount of $52,000,000, after giving effect to a $5,000,000 increase in the Acquisition Credit facility implemented through the Lender Joinder to Amended and Restated Credit Agreement, dated June 24, 2009, among the Company, the General Partner, the Borrowers and other parties thereto.

On July 6, 2009, the Company, the General Partner, the Borrowers and Bank of America entered into the Third Amendment to Amended and Restated Credit Agreement to among other things, amend certain negative covenants of the Credit Agreement.

Concurrently with the closing of the Notes Offering and Units Offering, on November 24, 2009, the Company entered into the Fourth Amendment to Amended and Restated Credit Agreement (the “Fourth Amendment to Credit Agreement”) by and among the Company, the General Partner, the Borrowers, the lenders, and Bank of America, as Administrative Agent for the benefit of the lenders. The Fourth Amendment to Credit Agreement amended the Credit Agreement to, among other matters, (i) amend certain restrictive covenants and other terms set forth in the Credit Agreement to permit the Company to incur the indebtedness evidenced by the Senior Notes, enter into the Indenture and use the net proceeds of the Notes Offering and Units Offering as discussed above; (ii) decrease the Acquisition Credit Facility to a maximum aggregate principal amount of $45.0 million, with the ability to request further increases in a maximum aggregate principal amount of $10.0 million; and (iii) amend the Consolidated Leverage Ratio (as defined in the Credit Agreement) to provide that the Company and the General Partner shall not permit such ratio to be greater than:

•	4.0 to 1.0, for the Company’s most recently completed four fiscal quarters ending prior to January 1, 2010;

•	3.75 to 1.0, for the Company’s most recently completed four fiscal quarters ending between January 1, 2010 and December 31, 2010; or

•	3.65 to 1.0, for the Company’s most recently completed four fiscal quarters ending after December 31, 2010.

On January 15, 2010, the Company entered into the Fifth Amendment to the Amended and Restated Credit Agreement (the “Fifth Amendment”) which further amended the Consolidated Leverage Ratio to provide that the Company and the General Partner shall not permit such ratio to be greater than:

•	4.0 to 1.0, for the Company’s most recently completed four fiscal quarters ending prior to July 1, 2010;

•	3.75 to 1.0, for the Company’s most recently completed four fiscal quarters ending between July 1, 2010 and December 31, 2010; or

•	3.65 to 1.0, for the Company’s most recently completed four fiscal quarters ending after December 31, 2010.

The Consolidate Leverage Ratio was 3.83 at December 31, 2009.

Loans outstanding under the Acquisition Credit Facility and the Revolving Credit Facility bear interest at a per annum rate based upon a base rate (the “Base Rate”) or a Eurodollar rate (the “Eurodollar Rate”) plus a margin ranging from 2.25% to .3.25% over the Base Rate and 3.25% to 4.25% over the Eurodollar Rate, as selected by the Borrowers. The Base Rate is the highest of (a) the Federal Funds Rate plus 0.5% or (b) the Prime Rate, as defined in the Credit Agreement. The Eurodollar Rate equals to the greater of: (i) the British Bankers Association LIBOR Rate or (ii) if such rate is not available, the rate determined by Bank of America, N.A., as the Administrative Agent, subject to certain conditions. Margin is determined by the ratio of consolidated funded debt to consolidated EBITDA.

The borrowers under the Credit Agreement paid fees to Bank of America, N.A. as Administrative Agent, and Banc of America Securities LLC, as Arranger. In addition, the Credit Agreement requires the Borrowers to pay an unused commitment fee, which is calculated based on the amount by which the commitments under the Credit Agreement exceed the usage of such commitments.

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

Borrowings under the Credit Agreement rank pari passu with all other senior secured debt of the Borrowers including the senior secured notes discussed above. The Borrowers’ obligations under the Credit Agreement are guaranteed by both the Company and the General Partner (collectively, the “Guarantors”).

The Borrowers’ obligations under the Revolving Credit Facility are secured by a first priority lien and security interest in specified receivable rights, whether then owned or thereafter acquired, of the Borrowers and the Guarantors, and by a second priority lien and security interest in substantially all assets other than those receivable rights of the Borrowers and Guarantors, excluding trust accounts and certain proceeds required by law to be placed into such trust accounts and funds held in trust accounts, the General Partner’s interest in the Company and the General Partner’s incentive distribution rights under the partnership agreement. The specified receivable rights include all accounts and other rights to payment arising under customer contracts or agreements or management agreements, and all inventory, general intangibles and other rights reasonably related to the collection and performance of these accounts and rights to payment.

The Borrowers’ obligations under the Acquisition Credit Facility are secured by a first priority lien and security interest in substantially all assets, whether then owned or thereafter acquired, other than specified receivable rights of the Borrowers and the Guarantors, excluding trust accounts and certain proceeds required by law to be placed into such trust accounts and funds held in trust accounts, the General Partner’s interest in the Company and the General Partner’s incentive distribution rights under the partnership agreement, and a secondary priority lien and security interest in those specified receivable rights. These assets secure the Acquisition Credit Facility and the senior secured notes described above. The priority of the liens and security interests securing the Acquisition Credit Facility is pari passu with the liens and security interests securing the senior secured notes described above.

The agreements governing the Revolving Credit Facility, the Acquisition Credit Facility and Amended NPA Notes contain restrictive covenants that, among other things, prohibit distributions upon defined events of default, restrict investments and sales of assets and require the Company to maintain certain financial covenants, including specified financial ratios. A material decrease in sales could cause the Company to breach certain of its financial covenants, such as the leverage ratio and the interest coverage ratio, under the Company’s Credit Agreement and NPA, as amended. Any such breach could allow the lenders to accelerate (or create cross-default under) the Company’s debt which would have a material adverse effect on the Company’s business, financial condition or results of operations. As of December 31, 2009, the Company had no amounts outstanding under the Credit Agreement and the Company was in compliance with all applicable covenants.

Green Lawn Note

In July of 2009, certain of the Company’s subsidiaries, entered into a $1.4 million note purchase agreement in connection with an operating agreement in which the Company became the exclusive operator of Green Lawn Cemetery (the “Green Lawn Note”). The Green Lawn Note bears interest at a rate of 6.5% per year on unpaid principal and is payable monthly, beginning on August 1, 2009. Principal on the note is due in 96 equal installments beginning on July 1, 2011.

9.	INCOME TAXES

Effective with the closing of the Partnership’s initial public offering on September 20, 2004 (see Note 1), the Company was no longer a taxable entity for federal and state income tax purposes; rather, the Partnership’s tax attributes (except those of its corporate subsidiaries) are to be included in the individual tax returns of its partners.

The tax on the Company’s net income is borne by its general and limited partners. Net income for financial statement purposes may differ significantly from the taxable income of such partners as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under the partnership agreement. The aggregate difference in the basis of the Company’s net assets for financial and tax reporting purposes cannot be readily determined because information regarding each partner’s tax attributes is not available to the Company.

The tax returns of the Partnership are subject to examination by state and federal tax authorities. If such examinations result in changes to taxable income, the tax liability of the partners could be changed accordingly.

Components of the income tax provision (benefit) applicable to continuing operations for federal and state taxes are as follows:

	Years ended December 31,
	2009	2008	2007
	(in thousands)
Current provision:
Federal	$(25)	$27	$227
State	567	617	398

Total	542	644	625

Deferred provision:
Federal	(2,737)	(251)	—
State	241	(313)	—

Total	(2,496)	(564)	—

Total taxes	$(1,954)	$80	$625

The difference between the statutory federal income tax and the Company’s effective income tax is summarized as follows:

	Years ended December 31,
	2009	2008	2007
	(in thousands)
Computed tax provision at the applicable statutory tax rate	$(1,061)	$1,611	$1,199
State and local taxes net of federal income tax benefit	369	401	259
Tax exempt (income) loss	376	(199)	(371)
Change in valuation allowance	3,310	3,954	3,660
Partnership earnings not subject to tax	(4,991)	(5,970)	(4,155)
Permanent differences	43	283	—
Other	—	—	33

Income taxes	$(1,954)	$80	$625

Deferred tax assets and liabilities result from the following:

	As of December 31,
	2009	2008
	(in thousands)
Deferred tax assets
Prepaid expenses	$3,093	$3,005
State net operating loss	6,554	5,220
Federal net operating loss	31,765	23,182
Alternative minimum tax credit	66	66
Unrealized losses	10,566	27,161
Valuation allowance	(32,718)	(45,458)

Total deferred tax assets	19,326	13,176

Deferred tax liabilities
Property, plant and equipment	2,065	1,201
Deferred revenue related to future revenues and accounts receivable	17,525	15,539
Deferred revenue related to cemetery property	4,576	4,226
Deferred cost adjustment	—	—

Total deferred tax liabilities	24,166	20,966

Net deferred tax liabilities	$4,839	$7,790

We had available, at December 31, 2009, approximately less than $0.1 million of alternative minimum tax credit carryforwards, which are available indefinitely, and $90.7 million of federal net operating loss carryforwards, which will begin to expire in 2019 and $140.7 million in state net operating losses which will begin to expire in 2010.

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

Management periodically evaluates all evidence, both positive and negative, in determining whether a valuation allowance to reduce the carrying value of deferred tax assets is required. In 2009, we concluded, based on the projected allocations of taxable income, that a deferred tax asset of approximately $0.4 million will more likely than not be realized on several subsidiaries. In addition, several separate taxable subsidiaries were in a deferred tax liability position at December 31, 2009 and recognized those liabilities. The vast majority of the taxable subsidiaries continue to accumulate deferred tax assets that will not more likely than not be realized. A full valuation allowance continues to be maintained on these taxable subsidiaries. Ultimate realization of the deferred tax asset is dependent upon, among other factors, the Partnership’s corporate subsidiaries’ ability to generate sufficient taxable income within the carryforward periods and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used.

The Company adopted the provisions of ASC Topic 740 (“ASC 740”) on January 1, 2007. Amongst other things, ASC 740 requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied ASC 740 to all tax positions for which the statute of limitations remained open. The impact of adopting ASC 740 was not material as of the date of adoption or in subsequent periods. As a result of the implementation of ASC 740, the Company did not recognize any change in the liability for unrecognized tax benefits and there was no change to the January 1, 2009 balance of retained earnings. As of January 1, 2009, the Company had approximately $0.9 million of unrecognizable tax benefits. If recognized, the $0.9 million of the unrecognized tax benefits would reduce income tax expense and the Company’s effective tax rate. There were no changes between the beginning unrecognizable tax benefit amount and the amount at December 31, 2009.

The Company and its subsidiaries are subject to US federal income tax as well as income taxes of multiple state jurisdictions. The Company’s effective tax rate fluctuates over time based on income tax rates in the various tax jurisdictions in which the Company operates and based on the level of earnings in those jurisdictions. The Company is not currently under examination by any federal and state jurisdictions. The federal statute of limitations and certain states are opened from 2006 forward. Management believes that the accrual for tax liabilities is adequate for all open years. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. On the basis of present information, it is the opinion of the Company’s management that there are no pending assessments that will result in a material adverse effect on the Company’s consolidated financial statements over the next twelve months.

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

At December 31, 2009 and 2008, deferred cemetery revenues, net, consisted of the following

	As of December 31,
	2009	2008
	(in thousands)
Deferred cemetery revenue	$222,749	$186,515
Deferred merchandise trust revenue	29,142	32,557
Deferred merchandise trust unrealized losses	(27,278)	(66,607)
Deferred pre-acquisition margin	66,297	67,615
Deferred cost of goods sold	(31,931)	(27,063)

Deferred cemetery revenues, net	$258,978	$193,017

Deferred selling and obtaining costs	$49,782	$41,795

11.	RETIREMENT PLANS AND LONG-TERM INCENTIVE PLANS

The Company has a 401(k) retirement savings plan for employees who may defer up to 15% of their compensation. The Company does not currently match any of the employee contributions.

Long Term Incentive Plan

Overview

On November 8, 2006, the General Partner’s board of directors adopted the StoneMor Partners L.P. Long-Term Incentive Plan, as amended (“LTIP”) for its employees, consultants and directors, who perform services for the Company. The LTIP permits the grant of awards covering an aggregate of 624,000 common units in the form of unit options, unit appreciation rights (“UARs”), restricted units and phantom units. The compensation committee of the Company’s general partner’s board of directors administers the plan. The plan will continue in effect until the earliest of (i) the date determined by the General Partner’s board of directors; (ii) the date that common units are no longer available for payment of awards under the plan; or (iii) the tenth anniversary of the plan.

The General Partner’s board of directors or compensation committee may, in their discretion, terminate, suspend or discontinue the LTIP at any time with respect to any units for which a grant has not yet been made. The General Partner’s board of directors also has the right to alter or amend the LTIP or any part of the plan from time to time, including increasing the number of units that may be delivered in accordance with awards under the plan, subject to any approvals if required by the exchange upon which the common units are listed at that time. No change in any outstanding grant may be made, however, that would materially impair the rights of the participant without the consent of the participant.

Awards Made Under the Plan

Unit Awards

On November 8, 2006, the General Partner, acting on behalf of the Company, entered into a Key Employee Restricted Phantom Unit Agreement (the “Key Employee Agreement”) with certain of its employees (“Key Employees”).

Under the terms of the Key Employee Agreement, Key Employees received Restricted Phantom Units (“Employee Phantom Units”), which in turn were equal to the sum of Time Vested Units (“Time Vested Units”) and Performance Vested Units (“Performance Vested Units”). Employee Phantom Units are the economic equivalent of one common unit representing limited partner interests of the Company. Employee Phantom Units become payable, in cash or common units, at the Company’s election, upon the full vesting of the Employee Phantom Units. Employee Phantom Units contained no distribution equivalent rights during the vesting period.

Time Vested Units vest at a percentage rate which was equal to the smaller of:

•	The percentage of total subordinated units which had been converted to common units; or

•	A fraction, the numerator of which was equal to the number of months that had passed since September 20, 2004 and the denominator of which was 48.

Performance Vested Units vest at a percentage rate which is equal to the percentage of total subordinated units which have been converted to common units.

Except in the event of the Change of Control, when Employee Phantom Units vest automatically, Employee Phantom Units shall not vest until the Company is able to issue freely tradable common units to the participant in compliance with all applicable securities laws.

A total of 360,500 Employee Phantom Units were granted under the Key Employee Agreement. 90,125 of these units vested in 2007 and were converted into common units in January of 2008. An additional 90,125 of these units vested in and were converted into common units in 2008. The remaining 180,250 of these units matured in 2009 and are expected to be converted in early 2010.

On November 8, 2006, the General Partner, acting on behalf of the Company, entered into a Director Restricted Phantom Unit Agreement (the “Director Agreement”) with certain of its outside directors (the “Directors”).

Under the terms of the Director Agreement, each of five directors was awarded 3,000 Restricted Phantom Units (“Director Phantom Units”). Director Phantom Units become payable, in cash or common units, at the Company’s election, upon the separation of the Director from service as a director or upon the occurrence of certain other events specified in the Director Agreement. Each Director Phantom Unit contains a distribution equivalent right which entitles each Director to additional Director Phantom Units upon each distribution made to common unit holders. The calculation of additional Director Phantom Units granted upon each distribution to common unit holders is equal to a Directors total cumulative Director Phantom Units at the time of a distribution multiplied by the per unit monetary distribution divided by the fair value of a common unit at the time of the distribution. There were approximately 43,693, 33,179 and 25,787 Director Phantom Units outstanding at December 31, 2009, 2008 and 2007 respectively.

On December 16, 2009, the General Partner, acting on behalf of the Company, entered into an Executive Restricted Phantom Unit Agreement (the “Executive Agreement”) with certain of the Company’s executives (the “Executives”).

Under the terms of the Executive Agreement, each Executive was awarded 10,000 Restricted Phantom Units (“Executive Phantom Units”). Executive Phantom Units become payable, in cash or common units, at the Company’s election, upon the separation of the Executive from service as an executive or upon the occurrence of certain other events specified in the Executive Agreement. The exercise of Executive Phantom Units may be subject to approval by the Company’s limited partners as required by the NASDAQ listing rules. Each Executive Phantom Unit contains a distribution equivalent right which entitles each Executive to additional Executive Phantom Units upon each distribution made to common unit holders. The calculation of additional Executive Phantom Units granted upon each distribution to common unit holders is equal to an Executives total cumulative Executive Phantom Units at the time of a distribution multiplied by the per unit monetary distribution divided by the fair value of a common unit at the time of the distribution. There were 20,000 Executive Phantom Units outstanding at December 31, 2009.

The table below reflects the LTIP activity for the years ended December 31, 2009, 2008 and 2007 respectively:

As of December 31, 2009, there was no unrecognized compensation cost related to any phantom or restricted unit. Total compensation expense for unit awards was approximately $1.6 million, $2.2 million and $4.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

There were no modifications made to any existing unit awards in 2009. No unit awards were capitalized during the years ended December 31, 2009, 2008 or 2007.

	Years ended December 31,
	2009	2008	2007
	(in thousands)
Outstanding, beginning of period	213,430	296,159	381,903
Granted (1)	30,513	7,396	4,381
Matured (2)	180,250	90,125	90,125
Forfeited	—	—	—

Outstanding, end of period	63,693	213,430	296,159

(1)	The weighted-average price for unit awards on the date of grant was $17.51, $16.53 and $24.92 for the years ended December 31, 2009, 2008 and 2007, respectively.
(2)	The 180,250 units that matured in 2009 are expected to be converted into common units in 2010. The 90,125 units vested in 2008 and 2007 were converted into common units in 2008.

As of December 31, 2009, there was no unrecognized compensation cost related to any phantom or restricted unit. Total compensation expense for unit awards was approximately $1.6 million, $2.2 million and $4.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

There were no modifications made to any existing unit awards in 2009. No unit awards were capitalized during the years ended December 31, 2009, 2008 or 2007.

Unit Equivalent Awards

On November 27, 2006, the General Partner, acting on behalf of the Company, entered into a Key Employee Unit Appreciation Rights Agreement (the “2006 UAR Agreement”) with certain of the Company’s key employees (the “2006 Key Employees).

Under the terms of the 2006 UAR Agreement, 2006 Key Employees received Unit Appreciation Rights (“UAR’s”) wherein 2006 Key Employees became entitled to compensation in the form of units in an amount equal to the fair value of the Company’s common units upon exercise less $24.14 per unit multiplied by the total number of UAR’s exercised. Units granted were to be equal to this amount divided by the fair value of common units upon exercise.

UAR’s granted under the 2006 UAR Agreement were subject to the exact same vesting requirements as Employee Phantom Units granted under the Key Employee Agreement, except for the limitation related to the Company’s ability to issue freely tradable common units to the participant in compliance with all applicable securities laws. A total of 120,000 UAR’s were granted under the 2006 UAR Agreement, all of which had vested at December 31, 2009.

On December 16, 2009, the General Partner, acting on behalf of the Company, entered into a Key Employee Unit Appreciation Rights Agreement (the “2009 UAR Agreement”) with certain of the Company’s key employees (the “2009 Key Employees) and non-employee directors.

Under the terms of the 2009 UAR Agreement, 2009 Key Employees and non-employee directors received UAR’s and became entitled to compensation in the form of units, in an amount equal to the fair value of the Company’s common units upon exercise less $18.80 per unit multiplied by the total number of UAR’s exercised. Units to be issued should be equal to this amount divided by the fair value of common units upon exercise.

UAR’s granted under the 2009 UAR Agreement vest at a percentage rate which is equal to a fraction the numerator of which is the number of calendar months which have elapsed since December 16, 2009 and the denominator of which is 48, subject to forfeiture upon certain conditions set forth in the UAR. The exercise of such UARs may be subject to approval by the Company’s limited partners as required by the NASDAQ listing rules. A total of 814,000 UAR’s were granted under the 2009 UAR Agreement.

The fair value of UAR’s granted under both the 2006 UAR Agreement and the 2009 UAR Agreements was estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	2009 UAR Agreement	2006 UAR Agreement
Expected dividend yield	10.70%	7.90%
Risk-free interest rate	2.73%	4.50%
Expected volatility	38.70%	24.20%
Expected life (in years)	6.02	3.53

The fair value of UAR’s granted under the 2009 UAR Agreements was $2.39 per UAR and approximately $1.9 million in aggregate.

The fair value of UAR’s granted under the 2006 UAR Agreement was $2.47 per UAR and approximately $0.3 million in aggregate.

A summary of UAR activity for the years ended December 31, 2009, 2008 and 2007 follows:

	Years ended December 31,
	2009	2008	2007
	(in thousands)
Outstanding, beginning of period	120,000	120,000	120,000
Granted (1)	814,000	—	—
Vested	—	—	—
Forfeited	—	—	—

Outstanding, end of period	934,000	120,000	120,000

Exercisable, end of period	128,479	60,000	30,000

(1)	The weighted-average fair value for UAR's outstanding at December 31, 2009 was $2.40.

As of December 31, 2009, there was approximately $1.9 million of unrecognized compensation cost related to non-vested UARs. Such cost is expected to be recognized over a weighted-average period of 3.96 years. Total compensation expense for UARs was less than $0.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

During the years ended December 31, 2009, 2008 and 2007, the Company:

•	Made no modifications to any existing UAR awards,

•	Did not capitalize any UAR awards,

•	Did not receive any cash due to the exercise of UARs,

•	Did not recognize any tax benefits due to exercised UARs,

•	Issued no units due to the exercise of UAR’s .

12.	COMMITMENTS AND CONTINGENCIES

Legal

The Company is party to legal proceedings in the ordinary course of its business but does not expect the outcome of any proceedings, individually or in the aggregate, to have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Leases

At December 31, 2009 and 2008, the Company was committed to operating lease payments for premises, automobiles and office equipment under various operating leases with initial terms ranging from one to five years and options to renew at varying terms. Expenses under operating leases were $2.1 million, $1.9 million and $0.7 million for the years ended December 31, 2009, 2008 and 2007 respectively.

At December 31, 2009 operating leases will result in future payments in the following approximate amounts (in thousands):

(in thousands)
2010	$1,838
2011	1,640
2012	1,452
2013	1,321
2014	803
Thereafter	3,169

Total	$10,223

Employment Agreements

The Company has employment agreements with four of its’ senior executives which are annually renewable, unless the Company or the senior executives provide notice ninety days prior to the expiration of the employment period.

Tax Indemnification

CFSI LLC has agreed to indemnify the Company for all federal, state and local income tax liabilities attributable to the operation of the assets contributed by CFSI LLC to the Company prior to the closing of the public offering. CFSI LLC has also agreed to indemnify the Company against additional income tax liabilities, if any, that arise from the consummation of the transactions related to the Company’s formation in excess of those believed to result at the time of the closing of the Company’s initial public offering. The Company estimates that $600,000 of state income taxes and no federal income taxes will be due as a result of these formation transactions. CFSI LLC has also agreed to indemnify the Company against the increase in income tax liabilities of the Company’s corporate subsidiaries resulting from any reduction or elimination of the Company’s net operating losses to the extent those net operating losses are used to offset any income tax gain or income resulting from the prior operation of the assets of CFSI LLC contributed to the Company, or from the Company’s formation transactions in excess of such gain or income believed to result at the time of the closing of the initial public offering. Until all of its indemnification obligations under the omnibus agreement have been satisfied in full, CFSI LLC is subject to limitations on its ability to dispose of or encumber its interest in the Company’s general partner or the common units held by it (except upon a redemption of common units by the partnership upon any exercise of the underwriters’ over-allotment option) and will also be prohibited from incurring any indebtedness or other liability. CFSI LLC is also subject to certain limitations on its ability to transfer its interest in the Company’s general partner or the common units held by it if the effect of the proposed transfer would trigger an “ownership change” under the Internal Revenue Code that would limit the Company’s ability to use the Company’s federal net operating loss carryovers.

13.	ACQUISITIONS

2009

In 2009, the Company, through certain of its subsidiaries, entered into three long-term operating agreements wherein the Company has become the exclusive operator of the underlying cemetery land. Two of these agreements were entered into during the second quarter of 2009, while the third was entered into during the third quarter of 2009.

Total consideration paid for the rights acquired under these agreements was approximately $7.0 million. This consisted of $4.1 million in cash, a note payable of $1.4 million, a commitment to make capital improvements on one of the properties ($0.8 million) and an agreement to reimburse prior operators for certain liabilities ($0.9 million) offset by an agreement wherein the Company will receive approximately $0.2 million over the next four years. The agreement to reimburse prior operators for certain liabilities does not include a market rate of interest. The $0.9 million consists of a notional amount of approximately $1.9 million offset by a discount of approximately $1.0 million. The $0.2 million to be received does not bear interest and is recorded on the Company’s financial statements net of a discount of less than $0.1 million.

These three cemeteries qualify as variable interest entities (“VIE’s”) for which the Company is the primary beneficiary. In accordance with generally accepted accounting principles, the Company has treated these transactions as acquisitions and has accounted for them as if they were a business combination and have done each of the following:

•	Identified and recorded at fair value all assets acquired and liabilities assumed.

•	Determined the cost of the acquisitions.

•

Recorded as goodwill the excess of consideration paid over the fair value of net assets acquired or alternatively recorded as a gain (recognized as income) the excess of the fair value of the net assets acquired over the fair value of consideration paid.

The table below summarizes the fair value of assets acquired and liabilities assumed, the purchase price paid and the total gain or goodwill on each of these transactions as of the acquisition date. Valuations are not as of yet finalized and are subject to additional changes.

	Kingwood Entity	Rest Haven Entity	Green lawn Entity	All Entities
	(in thousands)
Assets
Buildings	$427	$883	$3,089	$4,399
Cemetery land	1,800	2,000	3,600	7,400
Accounts receivable	137	133	109	379
Merchandise trust assets	521	920	321	1,762
PC Trust assets	438	3,009	2,911	6,358
Equipment	33	32	166	231
Other assets	—	—	750	750
Inventory	—	247	—	247

Total assets	3,356	7,224	10,946	21,526

Liabilities
Merchandise liabilities	621	1,014	231	1,866
Deferred margin	502	820	187	1,509
Other liabilities	46	—	—	46
Deferred tax liabilities	4	97	315	416
Perpetual care trust corpus	438	3,009	2,911	6,358

Total liabilities	1,611	4,940	3,644	10,195

Fair value of net assets acquired	1,745	2,284	7,302	11,331

Purchase price	1,865	1,602	3,550	7,017

Goodwill	120	—	—	120
Gain on purchase	$—	$682	$3,752	$4,435

The Company has determined that there is no non-controlling interest related to this VIE.

The operating results of these cemeteries since dates of acquisition have been consolidated into the Company’s financial statements and are immaterial to the financial statements taken as a whole.

2008

The Company made four acquisitions in 2008. The first acquisition took place during the first quarter of the year and consisted of a single cemetery (the “2008 First Quarter Acquisition”). The second acquisition took place in the third quarter of the year and consisted of six cemeteries and two funeral homes (the “2008 Third Quarter Acquisition”) and the third and fourth acquisitions took place in the fourth quarter of the year and consisted of two cemeteries and one funeral home (the “2008 Fourth Quarter Acquisition”).

The Company paid $600,000 in cash and $500,000 in common units representing limited partner interests to the sellers for the 2008 First Quarter Acquisition. Including the acquisition transaction costs, the transaction was valued at $1.2 million for accounting purposes.

The Company paid approximately $800,000 in cash to the sellers for the 2008 Third Quarter Acquisition. Including the acquisition transaction costs, the transaction was valued at $1.4 million for accounting purposes.

The Company paid approximately $1.6 million in cash to the sellers for the 2008 Fourth Quarter Acquisition. Including the acquisition transaction costs, the transaction was valued at $1.8 million for accounting purposes.

2007

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

14.	SEGMENT INFORMATION

The Company has five distinct reportable segments which are classified as Cemetery Operations—Southeast, Cemetery Operations—Northeast, Cemetery Operations—West, Funeral Homes, and Corporate.

The Company has chosen this level of organization and disaggregation of reportable segments due to the fact that a) each reportable segment has unique characteristics that set it apart from other segments; b) the Company has organized its management personnel at these operational levels; c) and it is the level at which the Company’s chief decision makers and other senior management evaluate performance.

The cemetery operations segments sell interment rights, caskets, burial vaults, cremation niches, markers and other cemetery related merchandise. The nature of the Company’s customers differs in each of its regionally based cemetery operating segments. Cremation rates in the West region are substantially higher than they are in the Southeast region. Rates in the Northeast region tend to be somewhere between the two. Statistics indicate that customers who select cremation services have certain attributes that differ from customers who select other methods of interment. The disaggregation of cemetery operations into the three distinct regional segments is primarily due to these differences in customer attributes along with the previously mentioned management structure and senior management analysis methodologies.

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

Segment information as of and for the years ended December 31, 2009, December 31, 2008 and December 31, 2007 is presented below:

As of and for the year ended December 31, 2009

	Cemeteries			Funeral Homes	Corporate	Adjustment	Total
	Southeast	Northeast	West
	(in thousands)
Revenues
Sales	$71,756	$33,743	$27,094	$—	$15	$(19,933)	$112,675
Service and other	27,976	20,450	12,862	—	—	(16,126)	45,162
Funeral home	—	—	—	23,365	—	—	23,365

Total revenues	99,732	54,193	39,956	23,365	15	(36,059)	181,203

Costs and expenses
Cost of sales	15,463	7,207	4,422	—	4	(5,249)	21,847
Cemetery	18,555	12,842	9,834	—	14	—	41,246
Selling	22,368	10,595	7,834	—	854	(7,529)	34,123
General and administrative	11,453	6,126	4,884	—	34	—	22,498
Corporate overhead	—	—	—	—	22,370	—	22,370
Depreciation and amortization	1,393	840	448	1,101	2,608	—	6,390
Funeral home	—	—	—	19,004	—	—	19,004
Acquisition related costs	—	—	—	—	2,292	—	2,292

Total costs and expenses	69,232	37,611	27,423	20,105	28,176	(12,778)	169,772

Operating earnings	30,500	16,582	12,533	3,260	(28,161)	(23,281)	11,431

Gain on sale of funeral home	—	—	—	—	434	—	434
Gain on acquisitions	—	—	—	—	4,435	—	4,435
(Decrease) in fair value of interest rate swap	—	—	—	—	(2,681)	—	(2,681)
Expenses related to refinancing	—	—	—	—	2,242	—	2,242
Interest expense	6,515	2,649	3,082	2,123	39	—	14,409

Earnings (losses) before taxes	$23,985	$13,933	$9,451	$1,137	$28,255	$(23,281)	$(3,031)

Supplemental information
Total assets	$378,170	$252,637	$162,663	$35,436	$29,982	$—	$858,889

Amortization of cemetery property	$3,181	$2,332	$615	$—	$—	$(264)	$5,864

Long lived asset additions	$8,397	$958	$999	$1,790	$234	$—	$12,378

As of and for the year ended December 31, 2008

	Cemeteries			Funeral Homes	Corporate	Adjustment	Total
	Southeast	Northeast	West
	(in thousands)
Revenues
Sales	$63,759	$32,950	$27,794	$—	$5	$(22,990)	$101,518
Service and other	24,879	21,240	14,577	—	—	(2,730)	57,966
Funeral home				23,963	—	—	23,963

Total revenues	88,638	54,190	42,371	23,963	5	(25,720)	183,448

Costs and expenses
Cost of sales	14,032	8,038	4,616	—	1	(3,805)	22,882
Cemetery	17,805	13,542	10,257	—	47	—	41,651
Selling	20,270	10,665	8,191	—	1,252	(5,573)	34,806
General and administrative	10,419	6,096	4,767	—	90	—	21,372
Corporate overhead	—	—	—	—	21,293	—	21,293
Depreciation and amortization	1,492	940	378	849	1,381	—	5,029
Funeral home	—	—	—	19,066	—	—	19,066

Total costs and expenses	64,018	39,281	28,210	19,915	24,064	(9,378)	166,098

Operating earnings	24,620	14,909	14,161	4,048	(24,059)	(16,342)	17,350

Interest expense	5,163	2,657	2,696	2,198	—	—	12,714

Earnings (losses) before taxes	$19,457	$12,252	$11,465	$1,850	$(24,059)	$(16,342)	$4,636

Supplemental information
Total assets	$322,365	$228,447	$138,956	$35,817	$12,656	$—	$738,240

Amortization of cemetery property	$2,966	$2,474	$493	$—	$—	$435	$6,368

Long lived asset additions	$18,930	$1,024	$1,431	$1,237	$1,580	$—	$24,201

As of and for the year ended December 31, 2007

	Cemeteries			Funeral Homes	Corporate	Adjustment	Total
	Southeast	Northeast	West
	(in thousands)
Revenues
Sales	$51,070	$33,354	$8,729	$—	$—	$(9,442)	$83,711
Service and other	23,409	28,366	7,031	—	1	(7,986)	50,821
Funeral home	—	—	—	10,782	—	—	10,782

Total revenues	74,479	61,720	15,760	10,782	1	(17,428)	145,314

Costs and expenses
Cost of sales	11,528	7,871	1,857	—	—	(1,584)	19,671
Cemetery	13,627	13,662	3,478	—	—	—	30,767
Selling	16,485	10,841	2,829	—	979	(1,889)	29,245
General and administrative	8,011	5,948	1,726	—	—	—	15,684
Corporate overhead	—	—	—	—	24,991	—	24,991
Depreciation and amortization	1,276	919	62	386	1,248	—	3,891
Funeral home	—	—		8,422	—	—	8,422

Total costs and expenses	50,927	39,240	9,951	8,808	27,218	(3,473)	132,671

Operating earnings	23,552	22,480	5,809	1,974	(27,217)	(13,955)	12,643

Expense related to refinancing	—	—	—	—	157	—	157
Interest expense	4,480	3,555	425	615	—	—	9,075

Earnings (losses) before taxes	$19,072	$18,925	$5,384	$1,359	$(27,374)	$(13,955)	$3,411

Supplemental information
Total assets	$351,995	$269,591	$136,749	$39,548	$18,980	$—	$816,862

Amortization of cemetery property	$3,099	$2,290	$120	$—	$—	$292	$5,801

Long lived asset additions	$16,009	$287	$18,732	$9,089	$1,376	$—	$45,493

15. FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company simultaneously adopted ASC 820 and ASC 825. As per the provisions of ASC 825, the Company did not elect fair value measurement for any eligible assets or liabilities not previously recorded at fair value.

ASC 820 establishes a new framework for measuring fair value and expands related disclosures. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820 establishes a fair value hierarchy that gives the highest priority to observable inputs and the lowest priority to unobservable inputs. The three levels of the fair value hierarchy defined by ASC 820 are described below.

Level 1:	Quoted market prices available in active markets for identical assets or liabilities. The Company includes cash and cash equivalents, U.S. Government debt securities and publicly traded equity instruments in its level 1 investments.

Level 2:	Quoted prices in active markets for similar assets; quoted prices in non-active markets for identical or similar assets; inputs other than quoted prices that are observable. The Company includes U.S. state and municipal, corporate and other fixed income debt securities in its level 2 investments.

Level 3:	Any and all pricing inputs that are generally unobservable and not corroborated by market data.

The following table allocates the Company’s assets and liabilities measured at fair value as of December 31, 2009 and 2008.

As of December 31, 2009:

Merchandise Trust

Description	Level 1	Level 2	Level 3
	(in thousands)
Assets
Short-term investments	$47,451	$—	$—

Fixed maturities:
U.S. government and federal agency	—	—	—
U.S. state and local government agency	—	23	—
Corporate debt securities	—	3,246	—
Other debt securities	—	10,841	—

Total fixed maturity investments	—	14,110	—

Mutual funds—debt securities	31,154	7,559	—
Mutual funds—equity securities	70,438	—	—

Equity securities	31,763	—	—
Other invested assets	—	1,411

Total	$180,806	$23,079	$—

Perpetual Care Trust

Description	Level 1	Level 2	Level 3
	(in thousands)
Assets
Short-term investments	$46,615	$—	$—

Fixed maturities:
U.S. government and federal agency	4,765	—	—
U.S. state and local government agency	—	1,437	—
Corporate debt securities	—	13,892	—
Other debt securities	—	4,849	—

Total fixed maturity investments	4,764	20,178	—

Mutual funds—debt securities	19,835	16,498	—
Mutual funds—equity securities	52,557	—	—

Equity securities	35,413	—	—
Other invested assets		436

Total	$159,813	$37,112	$—

Interest Rate Swap	$—	$2,681	$—

As of December 31, 2008:

Merchandise Trust

Description	Level 1	Level 2	Level 3
	(in thousands)
Assets
Short-term investments	$26,911	$—	$—

Fixed maturities:
U.S. government and federal agency	5,629	—	—
U.S. state and local government agency	—	4,473	—
Corporate debt securities	—	3,153	—
Other debt securities	—	10,655	—

Total fixed maturity investments	5,629	18,281	—

Mutual funds—debt securities	21,799	6,548	—
Mutual funds—equity securities	53,217	—	—

Equity securities	29,220	—	—

Total	$136,776	$24,829	$—

Perpetual Care Trust

Description	Level 1	Level 2	Level 3
	(in thousands)
Assets
Short-term investments	$21,236	$—	$—

Fixed maturities:
U.S. government and federal agency	10,219	—	—
U.S. state and local government agency	—	8,477	—
Corporate debt securities	—	11,221	—
Other debt securities	—	572	—

Total fixed maturity investments	10,219	20,270	—

Mutual funds—debt securities	23,624	14,274	—
Mutual funds—equity securities	40,042	—	—

Equity securities	23,132	—	—

Total	$118,253	$34,544	$—

16. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following summarizes certain quarterly results of operations:

	Three months ended
2009	March 31	June 30	September 30	December 31
Revenues	$42,958	$47,802	$46,587	$43,856
Net income (loss)	(865)	1,639	1,400	(3,251)
General partners’ interest in net income (loss) for the period	(17)	33	28	(66)
Limited partners’ interest in net income (loss) for the period
Common	(697)	1,320	1,127	(2,644)
Subordinated	(151)	286	245	(541)
Net income (loss) per common unit
Basic	(0.07)	0.14	0.12	(0.28)
Diluted	$(0.07)	$0.14	$0.12	$(0.28)

	Three months ended
2008	March 31	June 30	September 30	December 31
Revenues	$43,413	$47,936	$45,783	$46,316
Net income	458	2,232	335	1,531
General partners’ interest in net income for the period	9	45	8	91
Limited partners’ interest in net income for the period
Common	328	1,597	239	3,325
Subordinated	121	590	88	1,140
Net income per common unit
Basic	0.04	0.18	0.03	0.13
Diluted	$0.04	$0.18	$0.03	$0.13

	Three months ended
2007	March 31	June 30	September 30	December 31
Revenues	$30,540	$40,664	$35,376	$38,734
Net income (loss)	(651)	4,663	(7)	(1,219)
General partners’ interest in net income (loss) for the period	(13)	93	—	(24)
Limited partners’ interest in net income (loss) for the period
Common	(339)	2,426	(4)	(742)
Subordinated	(299)	2,144	(3)	(453)
Net income (loss) per common unit
Basic	(0.07)	0.54	—	(0.13)
Diluted	$(0.07)	$0.54	$—	$(0.13)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2009.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which appears herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors StoneMor GP LLC and Unitholders of StoneMor Partners L.P. Levittown, Pennsylvania

We have audited the internal control over financial reporting of StoneMor Partners L.P. and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Company and our report dated March 16, 2010 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

March 16, 2010

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Partnership Structure and Management

StoneMor GP LLC, as our general partner, manages our operations and activities. Unitholders are not entitled to participate, directly or indirectly, in our management or operations.

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business. Unitholders do not have the right to elect our general partner or its directors on an annual or other continuing basis. Our general partner may not be removed except by the vote of the holders of at least 66 2/3% of the outstanding common units, including units owned by our general partner and its affiliates. Because of their controlling ownership interest in our general partner, the McCown De Leeuw funds are able to control the election of a majority of the directors of our general partner.

Directors and Executive Officers of StoneMor GP LLC

The following table shows information regarding the directors and executive officers of our general partner. Directors are elected for one-year terms or until his successor is duly elected and qualified. Pursuant to their respective employment agreements, Messrs. Miller, Shane, M. Stache and R. Stache serve as executive officers of our general partner for a one-year term, which is automatically extended for successive one-year terms unless either party gives written notice of non-renewal 90 days prior to the end of the term.

Name	Age	Positions with StoneMor GP LLC
Lawrence Miller (1)	61	Chief Executive Officer, President and Chairman of the Board
William R. Shane (1)	63	Executive Vice President, Chief Financial Officer and Director
Michael L. Stache	58	Senior Vice President and Chief Operating Officer
Robert Stache	61	Senior Vice President—Sales
Paul Waimberg	52	Vice President—Finance and Corporate Development
Timothy K. Yost	43	Vice President—Financial Reporting and Investor Relations
Allen R. Freedman	69	Director
Peter K. Grunebaum	76	Director
Robert B. Hellman, Jr.	50	Director
Martin R. Lautman, Ph.D.	63	Director
Fenton R. Talbott	68	Director
Howard L. Carver	65	Director

(1)	The Amended and Restated Limited Liability Company Agreement of our general partner, as amended, or the GP LLC Agreement, specifies that, so long as Mr. Miller serves as Chief Executive Officer of our general partner, he shall also serve as a director of our general partner and, so long as Mr. Shane serves as Chief Financial Officer of our General Partner, he shall also serve as a director of our general partner.

Executive Officers and Board Members

We have two individuals who serve as both executive officers and as members of the Board of Directors of StoneMor GP LLC, our General Partner.

Lawrence Miller has served as our Chief Executive Officer, President and Chairman of the Board of Directors of our general partner since our formation in April 2004 and had served as the Chief Executive Officer and President of Cornerstone, since March 1999 through April 2004. Prior to joining Cornerstone, Mr. Miller was employed by The Loewen Group, Inc. (now known as the Alderwoods Group, Inc.), where he served in various management positions, including Executive Vice President of Operations from January 1997 until June 1998, and President of the Cemetery Division from March of 1995 until December 1996. Prior to joining The Loewen Group, Mr. Miller served as President and Chief Executive Officer of Osiris Holding Corporation, a private consolidator of cemeteries and funeral homes of which Mr. Miller was a one-third owner, from November 1987 until March 1995, when Osiris was sold to The Loewen Group. Mr. Miller served as President and Chief Operating Officer of Morlan International, Inc., one of the first publicly traded cemetery and funeral home consolidators from 1982 until 1987, when Morlan was sold to Service Corporation International. Mr. Miller has been retained in this position due to his extensive experience in the death care industry, his expansive operations experience and acumen, his contacts within the death care community and his long tenure of service with us and our affiliates

William R. Shane has served as our Executive Vice President and Chief Financial Officer and on the Board of Directors of our general partner since our formation in April 2004 and had served as Executive Vice President and Chief Financial Officer of Cornerstone since March 1999 through April 2004. Prior to joining Cornerstone, Mr. Shane was employed by The Loewen Group, Inc., where he served as Senior Vice President of Finance for the Cemetery Division from March 1995 until January 1998. Prior to joining The Loewen Group, Mr. Shane served as Senior Vice President of Finance and Chief Financial Officer of Osiris Holding Corporation, which he founded with Mr. Miller, and of which he was a one-third owner. Prior to founding Osiris, Mr. Shane served as the Chief Financial Officer of Morlan International, Inc. Mr. Shane has been retained in this position due to his extensive experience in financial services and capital raising activities, his contacts within the death care and financial communities and his long tenure of service with us and our affiliates.

Additional Directors

A brief biography of all non-executive directors of our General Partner is included below:

Allen R. Freedman has served on the Board of Directors of our General Partner since our formation in April 2004, and had served as a director of Cornerstone since October 2000 through April 2004. Mr. Freedman retired in July 2000 from his position as Chairman and Chief Executive Officer of Fortis, Inc., a specialty insurance company that he started in 1979. He currently serves on the board of Assurant, Inc. (which was formerly known as Fortis, Inc.) and as trustee of the Eaton Vance Mutual Funds Group. He is also a founding director of the Association of Audit Committee Members, Inc. Mr. Freedman has been retained as a member of the Board of Directors of our General Partner due to his extensive financial and audit experience, his risk management experience and his experience on other boards.

Peter Grunebaum has served on the Board of Directors of our general partner since December 2004. Mr. Grunebaum, currently an independent investment banker and corporate consultant, was the Managing Director of Fortrend International, an investment firm headquartered in New York, New York, a position he held from 1989 until the end of 2003. Mr. Grunebaum currently serves as a director and is a member of the Executive Committee and Chairman of the Audit Committee of Pre Paid Legal Services, Inc., a NYSE listed company that provides legal service plans. Mr. Grunebaum also serves on the board of directors and is a member of the Audit Committee of Lucas Energy, Inc., a crude oil and gas company. Mr. Grunebaum has been retained as a member of the Board of Directors of our General Partner due to his extensive audit background, his experience with raising capital, his service with other public companies.

Robert B. Hellman, Jr. has served on the Board of Directors of our general partner since our formation in April 2004 and had served as a director of Cornerstone since March 1999 through April 2004. Mr. Hellman is the Chief Executive Officer and a Managing Director of McCown De Leeuw & Co., LLC, which he joined in 1987. McCown De Leeuw & Co., LLC is the sponsor of numerous private equity investment funds. Mr. Hellman was named Managing Director in 1991 and Chief Executive Officer in 2001. Mr. Hellman is also the co-founder and has been the Managing Director and Chief Executive Officer of the American Infrastructure MLP Funds, LLC, the sponsor of numerous private investment funds since July 2006. Mr. Hellman has been retained as a member of the Board of Directors of our General Partner due to his involvement in our initial public offering, his extensive investment experience and his prior experience with raising capital.

Martin R. Lautman, Ph.D., has served on the Board of Directors of our general partner since our formation in April 2004 and as a director of Cornerstone since its formation in March 1999 through April 2004. Dr. Lautman is currently the Managing Director of Marketing Channels, Inc., a company that provides marketing and marketing research consulting services to the information industry. Most recently, he served as the President and CEO of GfK Custom Research North America, a division of a public worldwide marketing services company headquartered in Nuremburg, Germany. Prior to that he was the Senior Managing Director of ARBOR a U.S.-based marketing research agency, where he held several positions since 1974. He has also served with Numex Corporation, a public machine-tool manufacturing company, as President from 1987 to 1990 and as a director from 1991 to 1997. From 1986 to 2000, Dr. Lautman served on the Board of Advisors of Bachow Inc., a venture capital firm specializing in high-tech companies and software. He has continued his activities in venture capital serving as a venture partner for three early stage funds. Dr. Lautman is currently a board member for multiple family-owned businesses, including Faulkner Automotive, E.P. Henry, and A. Duie Pyle, a trucking company. Mr. Lautman has been retained as a member of the Board of Directors of our General Partner due to his involvement in numerous boards, his strategic planning experience and his capital raising background.

Fenton R. “Pete” Talbott has served on the Board of Directors of our general partner since our formation in April 2004 and had served as Chairman of the Board of Cornerstone since April 2000 through April 2004. Mr. Talbott served as the President of Talbott Advisors, Inc., a consulting firm, from January 2006 through January 2010. Mr. Talbott previously served as an operating affiliate of McCown De Leeuw & Co., LLC from November 1999 to December 2004. Additionally, he served as the Chairman of the Board of Telespectrum International, an international telemarketing and market-research company, from August 2000 to January 2001. Prior to 1999, Mr. Talbott held various executive positions with Comerica Bank, American Express Corporation, Bank of America and other entities. He currently serves as a board member of the Preventative Medicine Research Institute, Kansas University Board of Trustees and Christus/St. Vincent Hospital Foundation. Mr. Talbott has been retained as a member of the Board of Directors of our General Partner due to his extensive operational experience, his private consulting experience and his extensive professional contact base.

Howard L. Carver has served on the Board of Directors of our general partner since August 2005. Mr. Carver retired in June 2002 from Ernst & Young. During his 35-year career with the firm, Mr. Carver held a variety of positions in six U.S. offices, culminating with the position of managing partner responsible for the operation of the Hartford, Connecticut office. Since June 2002, Mr. Carver has served on the boards of directors of Assurant, Inc. (formerly Fortis, Inc.) and Phoenix National Trust Company (until its sale in April 2004) and has been the chair of the Audit Committee for both boards. Since September 2004, Mr. Carver had served on the board of directors of Open Solutions, Inc. and was the chair of that company’s Audit Committee (until January 23, 2007 when Open Solutions, Inc was sold). Mr. Carver has been retained as a member of the Board of Directors of our General Partner due to his extensive financial and audit experience, his prior experience with raising capital, and his risk management background.

Additional Executive Officers (Non-Board Members)

A brief biography of additional executive officers is included below:

Michael L. Stache has served as our Senior Vice President and Chief Operating Officer since our formation in April 2004 and had served as Senior Vice President and Chief Operating Officer of Cornerstone since March 1999 through April 2004. Prior to joining Cornerstone, Mr. Stache was with Loewen Group International, Inc., a wholly owned subsidiary of The Loewen Group, Inc., between March 1995 and March 1999. Mr. Stache also served as Vice President of Funeral Home Advanced Planning for the United States and Canada for The Loewen Group from January 1999 until he joined Cornerstone in March 1999. Mr. Stache previously served in several different capacities with The Loewen Group, including as Regional President of the North Central Region between 1996 and 1999 and Regional Vice President of Cemetery Operations in the Midwest between 1995 and 1996. Mr. Stache served as Vice President of Operations for Osiris Holding Corporation between 1994 and 1995 and as General Manager between 1988 and 1994.

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

Paul Waimberg has served as our Vice President of Finance and Corporate Development since our formation in April 2004 and had served as Vice President of Finance of Cornerstone since March 1999 through April 2004. Mr. Waimberg was previously employed at The Loewen Group, Inc. from 1995 to 1999, where he was responsible for all accounting acquisition functions and internal and external financial reporting as Vice President of Cemetery Accounting. He had approximately 80 employees reporting to him who were responsible for all general ledger functions for 500 companies. Prior to joining The Loewen Group in 1995, he carried out all accounting responsibilities for Osiris Holding Corporation before it merged into The Loewen Group. Mr. Waimberg joined Osiris in July 1990 as its Controller.

Timothy K. Yost has been our Vice President of Financial Reporting and Investors Relations since November 2004. Prior to joining us, Mr. Yost was the Chief Financial officer of SpinCycle, Inc. a national chain of coin-operated laundromats. He began with that company in 1997. From October 1995 through May 1997, he was a controller for the Magellan Corporations, a real estate limited partnership syndicate specializing in the development and acquisition of multi-unit residential housing properties. From October 1991 through October 1995, Mr. Yost was the Head of Premium Accounting for Republic Western Insurance Company, a division of U-Haul International.

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

Mr. Hellman holds positions with McCown De Leeuw & Co., LLC, whose sponsored investment funds together beneficially own 87.2% of CFSI LLC through the funds’ direct ownership of approximately 10.1% of the Class B units of CFSI LLC and indirectly through the funds’ ownership of approximately 90.8% of the membership interests in Cornerstone Family Services LLC, which owns 85% of the Class B units of CFSI LLC. CFSI LLC indirectly owns our 2% general partner interest. See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” below.

Messrs. M. Stache and R. Stache are brothers.

Board Meetings and Committees

From January 1, 2009 to December 31, 2009, the Board of Directors of our general partner held four meetings. All directors then in office attended all of these meetings, either in person or by teleconference. We have standing Audit, Conflicts, Trust and Compliance, and Nominating, Compensation and Corporate Governance Committees of the Board of Directors of our general partner. The Board of Directors of our general partner appoints the members of such committees. The Audit Committee has a written charter approved by the board, which is posted on our website at www.stonemor.com under the “Investor Relations” section. The current members of the committees, the number of meetings held by each committee from January 1, 2009 to December 31, 2009, and a brief description of the functions performed by each committee are set forth below:

Audit Committee (5 meetings)

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

Conflicts Committee (0 meetings)

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

Conflicts of interest may arise between us and our unitholders, on the one hand, and our general partner and its affiliates, including the McCown De Leeuw funds, on the other hand. These conflicts include decisions made by our general partner (such as the amount and timing of borrowings or whether to acquire additional cemeteries) that may result in our general partner receiving incentive.

Nominating, Compensation and Corporate Governance Committee (4 meetings)

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

Trust and Compliance Committee (4 meetings)

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

Section 16(a) Beneficial Ownership Reporting Compliance

Our general partner’s directors, officers and beneficial owners of more than 10 percent of common units are required to file reports of ownership and reports of changes in ownership with the SEC. Directors, officers and beneficial owners of more than 10% of our common units are also required to furnish us with copies of all such reports that are filed. Based on our review of copies of such forms and amendments, we believe that all of our directors, executive officers and greater than 10% beneficial owners complied with all filing requirements under Section 16(a) of the Exchange Act, except through inadvertence, during the year ended December 31, 2009, (i) a Form 4 reporting one transaction for each of Messrs. Carver , Freedman, Grunebaum, Hellman, Lautman and Talbott was not timely filed, (ii) two Forms 4 each relating to one transaction and one Form 4 relating to five transactions for Mr. Waimberg was not timely filed; and (iii) a Form 3 for Mr. David De Leeuw was not timely filed.

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

Our general partner has entered into written employment agreements, as amended, with four of our executive officers, Messrs. Miller, Shane, M. Stache and R. Stache. Each agreement is for an initial term of one-year and automatically extends for successive one year terms unless either party gives a 90 day written notice of non-renewal.

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

Base Salary

Base salary is the guaranteed element of our executive officers’ compensation. The amount of base salary reflects the subjective assessment of the compensation committee and board, taking into consideration, the experience of the executive, the competitive market for similarly skilled executives, the complexity of the executive’s job, and our size, financial capabilities and business goals.

Annual Cash Incentive Bonus

Our annual cash incentive bonus program is designed to motivate our executives to achieve our short-term earnings growth and cash distribution goals. For 2009, our goal was to exceed a pre-determined level of earnings before depreciation, interest, taxes and amortization, or EBITDA. The amount earned under this program by each of our executive officers named in the Summary Compensation Table is set forth in such table under the caption “Non-Equity Incentive Plan Compensation”. The aggregate bonus available for our executive officers in 2009 was allocated in proportion to their base salaries. The minimum EBITDA goal, the other elements of our annual cash incentive bonus program and the identity of the participants in the program were determined at the discretion of the board of directors and compensation committee, after considering the recommendations of our chief executive officer.

Long- Term Incentive Plan

Awards under our long-term incentive plan are designed to motivate our executives to remain employed by us for a sufficient period of time to achieve our longer term business goals and increase unit-holder value.

Unless otherwise specified in the award agreements, unvested awards under the long-term incentive plan are forfeited upon an executive’s termination of employment. Pursuant to certain key employee restricted phantom unit agreements and unit appreciation rights agreements with our executives,, unvested awards under our long-term incentive plan are forfeited if employment terminates for any reason other than a change of control, death, permanent disability or retirement at age 65, in certain agreements, or other age approved by the compensation committee. The grant of awards under our long-term incentive plan is made at the discretion of the board of directors after considering recommendations of the compensation committee and our chief executive officer.

The 2009 awards made under our long-term incentive plan to our executive officers were awards of restricted phantom units, which become payable, in cash or common units, at our election, upon the separation of the executive from service or upon the occurrence of certain other events specified in the applicable agreement and unit appreciation rights, which vest ratably over a period of approximately four years. We made no such grants in either 2008 or 2007.

The board does not have a program, plan or practice to time grants of awards in coordination with release of material non-public information. The grants of awards made in 2009 to our named executive officers were made at the same time as grants to other employees, and the timing of such awards was determined in the discretion of the board and compensation committee.

Severance Payments

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

Perquisites

The perquisites provided to our executive officers are described in Footnote 3 to the Summary Compensation Table. All such perquisites are provided in accordance with the executives’ employment agreements, except that Mr. Strom, who does not have a written employment agreement, receives perquisites that are identical to those provided to M. Stache and R. Stache.

Executive Pay Parity

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

Other Matters

The compensation committee and board did not engage outside compensation consultants in 2009 but did consider available comparable company data in making compensation related decisions in 2009. The board has not established a policy for the adjustment of any compensation award or payment if the relevant performance measures on which they are based are restated or adjusted. The board has not established any security ownership guidelines for executive officers and considered the existing equity ownership levels of recipients of awards made during 2009. The board considered the impact of accounting and tax treatments to us and the recipients in granting awards in 2009 under our long-term incentive plan.

COMPENSATION COMMITTEE REPORT

The Compensation, Nominating and Corporate Governance Committee of the board of directors of our general partner has reviewed and discussed with management the Compensation Discussion and Analysis for the year ended December 31, 2009. Based on such review and discussions, the Compensation, Nominating and Corporate Governance Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K and our proxy statement, as applicable.

This Compensation Committee Report shall not be deemed incorporated by reference in any document previously or subsequently filed with the SEC that incorporates by reference all or any portion of this Annual Report on Form 10-K or our proxy statement, as applicable, except to the extent that we specifically request that the report be incorporated by reference.

By the Compensation, Nominating and Corporate Governance Committee.

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

Name and Principal Position	Year	Salary ($)		Unit Awards (1) ($)	Unit Option Awards (1) ($)	Non-equity Incentive Plan Compensation (2) ($)	All other Compensation (3) ($)	Total ($)
Lawrence Miller	2009	$392,308	(4)	$188,000	$418,500	$—	$14,686	$1,013,494	(5)
Chief Executive Officer, President and Chairman of the Board	2008	$400,000	(4)	$—	$—	$—	$13,200	$413,200	(5)
	2007	$378,000	(4)	$—	$—	$373,074	$13,200	$764,274	(5)

William R. Shane	2009	$392,308	(4)	$188,000	$418,500	$—	$14,715	$1,013,523	(5)
Executive Vice President, Chief Financial Officer and Director	2008	$400,000	(4)	$—	$—	$—	$13,200	$413,200	(5)
	2007	$378,000	(4)	$—	$—	$373,074	$13,200	$764,274	(5)

Michael L. Stache	2009	$279,519	(4)	$—	$179,250	$—	$13,000	$471,769	(5)
Senior Vice President and Chief Operating Officer	2008	$285,000	(4)	$—	$—	$—	$12,000	$297,000	(5)
	2007	$270,000	(4)	$—	$—	$266,482	$12,000	$548,482	(5)

Robert Stache	2009	$279,519	(4)	$—	$179,250	$—	$13,000	$471,769	(5)
Senior Vice President—Sales	2008	$285,000	(4)	$—	$—	$—	$12,000	$297,000	(5)
	2007	$270,000	(4)	$—	$—	$266,482	$12,000	$548,482	(5)

Paul Waimberg	2009	$175,698	(4)	$—	$59,750	$—	$—	$235,448	(5)
Vice President—Finance and Corporate Development

Gregg Strom (6)	2009	$234,112	(4)	$—	$11,950	$—	$13,000	$259,062	(5)
Vice President—Business Development	2008	$238,702	(4)	$—	$—	$—	$12,000	$250,702	(5)
	2007	$231,750	(4)	$—	$—	$110,170	$12,000	$353,920	(5)

(1)	Represents the aggregate grant date fair value of awards made during the year in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 referred to as “ASC Topic 718” based on the assumptions set forth in Note 11 to the consolidated financial statements included in our Annual Report on Form 10 K. In 2009, Messrs. Miller and Shane each received 10,000 Restricted Phantom Units with an aggregate fair value of $188,000 and 175,000 Unit Appreciation Rights with an aggregate fair value of $418,250, Messrs. William and Michael Shane each received 75,000 Unit Appreciation Rights with an aggregate fair value of $179,250 Mr. Wamberg received 25,000 unit appreciation rights with an aggregate fair value of $59,750 and Mr. Strom received 5,000 Unit Appreciation Rights with an aggregate fair value of $11,950.
(2)	Non-equity incentive compensation is payable pursuant to our annual cash incentive bonus program, which provides that certain of our employees, including the named executive officers, will be paid a bonus if our EBITDA exceeds a goal established by the Board of Directors of our general partner. See the discussion below under “2009, 2008 and 2007 Cash Incentive Plan”.
(3)	Amount of auto allowance. Includes $386 and $415 in expenses related to the travel of the spouses of Messrs. Miller and Shane, respectively, on business trips.
(4)	Base salary is payable pursuant to the terms of an employment agreement effective as of September 20, 2004. (See “Employment Agreements”)
(5)	For information regarding cash distributions that may be received by our named executive officers by reasons of their ownership interests in our general partner or its affiliates see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unit-holder Matters” and “Item 13. Certain Relationships and Related Transactions, and Director Independence”.
(6)	Mr. Strom served as an executive officer until November of 2009.

2009, 2008 and 2007 Plan

The Cash Incentive Plan amount shown in the Summary Compensation Table above is equal to the amount distributed under our Annual Cash Incentive Program. Payments under this plan are based upon attaining an internally generated calculation of EBITDA.”

The table below details the target EBITDA and bonus amounts granted to each named executive for the years ended December 31, 2009, 2008 and 2007.

	For the year ended December 31,
	2009			2008			2007
	Target EBITDA	Actual EBITDA	Bonus paid	Target EBITDA	Actual EBITDA	Bonus paid	Target EBITDA	Actual EBITDA	Bonus paid
Lawrence Miller	$55,242,000	$46,201,000	$—	$54,290,000	$47,351,000	$—	$34,386,000	$40,864,000	$373,074
William Shane	$55,242,000	$46,201,000	$—	$54,290,000	$47,351,000	$—	$34,386,000	$40,864,000	$373,074
Michael Stache	$55,242,000	$46,201,000	$—	$54,290,000	$47,351,000	$—	$34,386,000	$40,864,000	$266,482
Robert Stache	$55,242,000	$46,201,000	$—	$54,290,000	$47,351,000	$—	$34,386,000	$40,864,000	$266,482
Paul Waimberg	$55,242,000	$46,201,000	$—	$54,290,000	$47,351,000	$—	$34,386,000	$40,864,000	$103,728
Gregg Strom	$55,242,000	$46,201,000	$—	$54,290,000	$47,351,000	$—	$34,386,000	$40,864,000	$110,170

Total EBITDA generated for the years ended December 31, 2009, 2008 and 2007 were approximately $46.2 million, $47.6 million and $40.9 million, respectively. The 2009 and 2008 amount was below our target levels of approximately $55.2 million and $54.3 million during each of these years and accordingly we paid no bonus in either of these years. The 2007 amount was above the target level of approximately $34.4 million and accordingly we paid a bonus of approximately $1.5 million to these executives during this year.

The EBITDA measurement utilized for our Annual Cash Incentive Program is a non-GAAP financial measure. The table below reconciles Net Income as shown in our Consolidated Statement of Operations (the GAAP measure we believe most closely reconciles to this calculation of EBITDA) to EBITDA used in our calculation of our Annual Cash Incentive Program:

	For the year ended December 31,
	2009	2008	2007
	(amounts in thousands)
Net income (loss)	$(1,077)	$4,556	$2,786

Expenses (revenues) incurred (earned) due to a change in accounting principle	2,292	—	—
Interest expense	14,409	12,714	9,075
Total income taxes	(1,954)	80	625
Depreciation and amortization	6,390	5,029	3,891
Amortization of cemetery property	5,864	6,368	5,791
Non-cash unit-based compensation	1,576	2,262	4,741
(Gains) losses from the sale or purchase of certain defined assets	(4,869)	—	—
Other non-cash (gains) losses	4,923	—	—
Increase in deferred cemetery revenues (a)	26,633	25,720	17,428
Increase in deferred selling expenses	(7,987)	(9,378)	(3,473)

EBITDA	$46,201	$47,351	$40,864

(a)	The increase in deferred revenues does not directly tie to the changes in deferred cemetery revenues, net, that can be calculated by comparing our balance sheet position at different points in time. This is because deferred cemetery revenues, net, as presented on our balance sheet also includes deferred unrealized gains and losses on our merchandise trust assets. These changes are not included in net income.

Grants of Plan-Based Awards During Year Ended December 31, 2009

The following table sets forth information regarding grants of plan-based awards to our named executive officers during the year ended December 31, 2009.

Name	Grant date	All other unit awards: Number of Shares of units	All other option awards: Number of Securities underlying Options	Exercise or Base Price of Option Awards	Closing Market Price on Date of Grant	Grant Date Fair Value of Unit and Option Awards
Lawrence Miller	16-Dec-09	10,000	—	n/a	$19.15	188,000
Lawrence Miller	16-Dec-09	—	175,000	$18.80	$19.15	418,250
William R. Shane	16-Dec-09	10,000	—	n/a	$19.15	188,000
William R. Shane	16-Dec-09	—	175,000	$18.80	$19.15	418,250
Michael L. Stache	16-Dec-09	—	75,000	$18.80	$19.15	179,250
Robert Stache	16-Dec-09	—	75,000	$18.80	$19.15	179,250
Paul Waimberg	16-Dec-09	—	25,000	$18.80	$19.15	59,750
Gregg Strom	16-Dec-09	—	5,000	$18.80	$19.15	11,950

Represents the aggregate grant date fair value of awards computed in accordance with ASC Topic 718, based on assumptions set forth in Note 11 to the consolidated financial statements included in our Annual Report on Form 10-K.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2009

The following table sets forth information with respect to outstanding equity awards at December 31, 2009 for our named executive officers.

	Option Awards					Unit Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of shares or units That Have Not Vested (#) (1)	Market Value of Shares or Units of Stock That Have Not Vested
Lawrence Miller	1,823	173,177	(2)	$18.80	12/16/2014	40,750	$804,813
William R. Shane	1,823	173,177	(2)	$18.80	12/16/2014	40,750	$804,813
Michael L. Stache	781	74,219	(2)	$18.80	12/16/2014	22,250	$439,438
Robert Stache	781	74,219	(2)	$18.80	12/16/2014	22,250	$439,438
Paul Waimberg	10,000	—		$24.14	11/27/2011	6,000	$118,500
Paul Waimberg	260	24,740	(2)	$18.80	12/16/2014	—	n/a
Gregg Strom	10,000	—		$24.14	11/27/2011	6,000	$118,500
Gregg Strom	52	4,948	(2)	$18.80	12/16/2014	—	n/a

(1)	Pursuant to an executive restricted phantom unit agreement entered into under our long-term incentive plan, on December 16, 2009, Messrs. Miller and Shane each received 10,000 phantom units. The phantom units become payable, in cash or common units, at our election, upon the separation of the executive from service as an executive of our general partner or upon the occurrence of certain other events. The market value has been computed by multiplying the closing price of the common units on December 31, 2009 by the number of unvested units. Pursuant to key employee restricted phantom unit agreements entered into under our long-term incentive plan, on November 8, 2006, Messrs. Miller and Shane each hold 10,750 time-vested and 20,000 performance vested units, Messrs. M. Stache and R. Stache each hold 8,250 time-vested and 14,000 performance vested units, and Mr. Strom and Mr. Waimberg each hold 2,500 time-vested and 3,500 performance vested units, which have not vested, as set forth in their respective key employee restricted phantom unit agreements.
(2)	Pursuant to a unit appreciation rights agreement entered into under our long-term incentive plan, on December 16, 2009, Messrs. Miller, Shane, M. Stache, R. Stache, Waimberg and Strom were each granted 175,000, 175,000, 75,000, 75,000, 25,000 and 5,000 unit appreciation rights, respectively. The UARs entitle each executive to receive, in our whole common units, the excess of the fair value of the common unit on the exercise date over the base exercise price of $18.80, which was the last trading price according to yahoo.finance.com of a common unit immediately preceeding the grant. The UAR's vest ratably over a period of 48 months beginning on the grant date.

(3)	Pursuant to a unit appreciation rights agreement entered into under our long-term incentive plan, on November 27, 2006, Messrs. Waimberg and Strom were each granted 10,000 performance vested unit appreciation rights. The UARs entitle them to receive, in our whole common units, the excess of the fair value of the common unit on the exercise date over the base exercise price of $24.14, which was the last trading price according to yahoo.finance.com of a common unit immediately preceeding the grant. All UAR's were vested and unexercised at December 31, 2009.

EMPLOYMENT AGREEMENTS

The following is a summary of the material provisions of the employment agreements between our general partner and Messrs. Miller, Shane, M. Stache and R. Stache.

The employment agreements contemplate that each employee will serve as an officer of our general partner. Each of the employment agreements has an initial term that expires one year from the effective date, but is automatically extended for successive one-year terms unless either party gives written notice of non-renewal 90 days prior to the end of the term.

The employment agreements provide for a base annual salary of $350,000 for each of Messrs. Miller and Shane and $250,000 for each of Messrs. M. Stache and R. Stache, subject to increase in the discretion of our general partner. In addition, each employee is eligible to receive an annual bonus award based upon satisfaction of mutually agreed upon targets established by our general partner and approved by the board of directors of our general partner or the compensation committee of our general partner. If no targets are established, the employee may, at the discretion of our general partner, receive a bonus of up to 50% of base salary for meeting budgeted goals. The employee is also entitled to participate in other discretionary bonus or performance-based bonus programs for senior executives, as determined by the compensation committee of our general partner, including unit incentive plans adopted by our general partner.

If the employee’s employment is terminated without cause or if the employee resigns for good reason, the employee will be entitled to severance in an amount equal to the product of employee’s base salary at the time of termination or resignation and 2.5. The employment agreements of Messrs. Miller and Shane define cause as (a) fraud, willful misconduct or gross negligence by the employee that materially adversary affects our reputation or the reputation of our general partner and continues after notice and, if requested by the employee, an opportunity to be heard, or (b) any chemical dependence that materially adversely affects the employee’s performance of his duties and responsibilities and for which the employee fails to undertake and maintain treatment. The employment agreements of Messrs. M. Stache and R. Stache define cause as (a) the gross neglect or willful failure by the employee to perform his duties and responsibilities as set forth in the employment agreement, which is not cured within thirty days of notice to the employee; (b) any act of fraud by the employee, whether relating to our general partner or otherwise; (c) the conviction or entry into a plea of nolo contendere by the employee with respect to any felony or misdemeanor (other than a traffic offense which does not result in imprisonment); (d) the commission by the employee of any willful or intentional act (including any violation of law) which materially injures the reputation or materially adversely affects the business or business relationships of our general partner; or (e) any willful failure or willful breach (not covered by any of clauses above) of any of the material obligations of the employment agreement. An employee will be deemed to have terminated his employment for good reason if, among other things, such employee resigns after the location of the principal office of our general partner is moved outside a 75-mile radius of its former location in Bristol, Pennsylvania; the employee is removed from his executive position; the employee has a material change in duties or compensation, or our general partner willfully breaches the employment agreement.

During the employee’s employment period and for one year thereafter, the employee is generally prohibited from engaging in any business that competes with our general partner in areas in which our general partner conducts business as of the date of termination. During the employee’s employment period and for two years thereafter, the employee is generally prohibited from soliciting or inducing any of our employees to terminate their employment with us or accept employment with anyone else or interfere in a similar manner with our business. The non-competition period may terminate earlier as determined by the board of directors of our general partner if (a) the employee is terminated other than for cause and (b) such termination does not occur within 30 days after a change in control. The employment agreements define a “change in control” as including (i) a bona fide sale of all or substantially all of the assets of our general partner to any person or entity other than an affiliate, (ii) a merger, reorganization, consolidation or other transaction where more than 50% of the combined voting power of the equity interests in our general partner ceases to be owned by certain persons who own such interests at the effective date of the employment agreement or (iii) the acquisition of 40% or more of the equity interests in our general partner by any person not currently part of the ownership of our general partner, except where the person is an employee benefit fund or one who effects the purchase at the request of or with the approval of the board of directors of our general partner.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

The following table describes the potential payments and benefits under the employment agreements and agreements relating to awards granted under our long-term incentive plan to which the named executive officers would be entitled upon termination of employment if our general partner terminated their employment without cause or if the executive terminates for good reason, assuming the termination took place on December 31, 2009. A change of control of our general partner or of us would not trigger severance payments but would accelerate the vesting of the outstanding unvested awards granted under our long-term incentive plan.

	Cash Severance Payment ($) (1)	Continuation of Medical/Welfare Benefits (Present Value) ($) (2)	Acceleration and Continuation of Equity Awards (Unamortized Expense as of December 31, 2009 ($) (3)	Excise Tax Gross Up ($) (1)	Total Termination Benefits ($)
Lawrence Miller	$1,000,000	$27,523	$363,750	$—	$1,391,273
William R. Shane	$1,000,000	$27,523	$363,750	$—	$1,391,273
Michael L. Stache	$712,500	$21,333	$71,250	$—	$805,083
Robert Stache	$712,500	$21,333	$71,250	$—	$805,083
Paul Waimberg	$—	$—	$23,750	$—	$23,750
Gregg Strom	$—	$—	$4,750	$—	$4,750

(1)	Messrs. Miller, Shane, M. Stache and R. Stache are each entitled to 2.5 times their base annual salary. The 2009 base salary amount disclosed in the executive compaensation table included a reduction for a 2009 furlough program. The cash severance benefit does not get reduced for the 2009 furlough program.
(2)	Messrs. Miller, Shane, M. Stache and R. Stache are each entitled to continued coverage under our medical insurance program for two years.
(3)	At December 31, 2009, Messrs. Miller and Shane each held 10,000 deferred executive phantom units. Messrs. Miller, Shane, M. Stache, R. Stache, Waimberg and Strom each had 175,000, 175,000, 75,000, 75,000, 25,000 and 5,000 UAR's for which the strike price was $18.80. The amount calculated hereunder is based upon the fair value of our outstanding common units at December 31, 2009 ($19.75). The fair value of Messrs. Miller and Shane's deferred executive phantom units is equal to the total units outstanding multiplied by the December 31, 2009 fair value of our common units. The value of all UAR's is equaled to the total UAR's granted multiplied by the remainder of the fair value of our common units at December 31, 2009 less their strike price ($18.80).

DIRECTOR COMPENSATION

The following table sets forth compensation information for 2009 for each member of our general partner’s board of directors who is not also an executive officer. Our executive officers do not receive additional compensation for serving on the board. See “Summary Compensation Table” for disclosures related to our executive-officer directors, Lawrence Miller and William R. Shane.

	Fees Earned Or Paid In Cash ($)	Unit Awards ($) (2) (3)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Howard Carver (1)	$33,250	$27,687	$35,850	$—	$—	$—	$96,787
Allen Freedman (1)	$43,250	$29,660	$35,850	$—	$—	$—	$108,760
Peter Grunebaum (1)	$33,250	$29,112	$35,850	$—	$—	$—	$98,212
Robert B. Hellman, Jr. (1)	$22,125	$14,820	$35,850	$—	$—	$—	$72,795
Martin R. Lautman (1)	$29,500	$29,660	$35,850	$—	$—	$—	$95,010
Fenton R. Talbott (1)	$37,500	$29,660	$35,850	$—	$—	$—	$103,010

(1)	Each board member receives an annual cash retainer of $22,500, an annual retainer in deferred restricted phantom units of $12,500, a meeting fee of $1,000 for each meeting of the board of directors attended in person and $750 for each committee meeting attended in person, a fee of $500 for participation in each telephone board call that is greater than one hour, but less than two hours, and $1,000 for participation in each telephone board call that is two hours or more.
(2)	During 2009, each of Messrs. Carver, Freedman, Grunebaum, Hellman, Lautman and Talbott were awarded a total of 873.6392 deferred restricted phantom units in payment of the portion of their annual retainer. The deferred restricted phantom units are credited to a mandatory deferred compensation account established for each such person. For each deferred restricted phantom unit in such account, we credit the account, solely in additional deferred restricted phantom units, an amount of distribution equivalent rights so as to provide the deferred restricted phantom unit holders a means of participating on a one-for-one basis in distributions made to holders of our common units. In 2009, Messrs. Freedman, Lautman and Talbott were each credited with an additional 1074.01 deferred restricted phantom units, Mr. Grunebaum was credited with an additional 1039.53 deferred restricted phantom units, Mr. Carver was credited with an additional 949.82 deferred restricted phantom units and Mr. Hellman was credited with an additional 59.77 deferred restricted phantom units pursuant to their distribution equivalent rights. In addition to these amounts, Messrs. Freedman, Lautman and Talbott each own an additional 6,848.59 deferred restricted phantom units, Mr. Grunebaum owns an additional 6,617.60 deferred restricted phantom units and Mr. Carver owns an additional 6,016.63 deferred restricted phantom units, in each case received in connection with their annual directors compensation for years prior to 2009. Accordingly, at December 31, 2009, the aggregate number of awards outstanding for each of our non-employee directors was 8,796.24 for each of Messrs. Freedman, Lautman and Talbott, 8,530.77 for Mr. Grunebaum, 7,840.09 for Mr. Carver and 933.41 for Mr. Hellman. Payments to participants of the participant’s mandatory deferred compensation account will be made on the earlier of (i) separation of the participant from service as a director, (ii) disability, (iii) unforeseeable emergency, (iv) death, or (v) change of control of our company or our general partner Participants will be paid at our election in our common units or cash. See Note 11 of our Consolidated Financial Statements regarding assumptions we used underlying the valuation of equity awards.

(3)	See the table below:

The grant date fair value of each grant awarded to each director of our General Partner who was not also an Executive Officer of Our General Partner is as follows:

		Fair value of units granted
Grant date	Fair Value per Unit	Allen Freedman	Martin Lautman	Fenton Talbott	Peter Grunebaum	Robert Hellman	Howard Carver
2/11/2009	$14.19	$3,764	$3,764	$3,764	$3,637	$—	$3,307
3/3/2009	$10.50	$3,125	$3,125	$3,125	$3,125	$—	$3,125
5/12/2009	$15.15	$3,142	$3,142	$3,142	$3,142	$—	$3,142
5/15/2009	$16.32	$4,402	$4,402	$4,402	$4,259	$—	$3,889
6/23/2009	$14.98	$—	$—	$—	$—	$7,840	$—
8/14/2009	$15.61	$4,375	$4,375	$4,375	$4,237	$290	$3,879
9/17/2009	$16.27	$3,172	$3,172	$3,172	$3,172	$3,172	$3,172
11/10/2009	$17.94	$3,116	$3,116	$3,116	$3,116	$3,116	$3,116
11/11/2009	$17.64	$4,564	$4,564	$4,564	$4,424	$402	$4,058
12/16/2009 (1)	$2.39	$35,850	$35,850	$35,850	$35,850	$35,850	$35,850

Total		$65,510	$65,510	$65,510	$64,962	$50,670	$63,537

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

Restricted Units and Phantom Units

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

If a grantee’s employment, consulting arrangement or membership on the board of directors terminates for any reason, the grantee’s restricted units and phantom units will be automatically forfeited unless, and to the extent, the compensation committee provides otherwise or unless otherwise provided in an award agreement. Common units to be delivered with respect to these awards may be common units acquired by our general partner in the open market, common units acquired by our general partner directly from us or any other person or any combination of the foregoing. Our general partner will be entitled to reimbursement by us for the cost incurred in acquiring common units. If we issue new common units with respect to these awards, the total number of common units outstanding will increase.

Distributions on restricted units may be subject to the same vesting requirements as the restricted units, in the compensation committee’s discretion. The compensation committee, in its discretion, may also grant tandem distribution-equivalent rights with respect to phantom units. These are rights that entitle the grantee to receive cash equal to the cash distributions made on the common units. The compensation committee, in its discretion, may also grant tandem unit distribution rights with respect to restricted units, which entitle the grantee to distributions we make with respect to our restricted units.

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

Unit Options and Unit Appreciation Rights

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

If a grantee’s employment, consulting arrangement or membership on the board of directors terminates for any reason, the grantee’s unvested options and UARs will be automatically forfeited unless, and to the extent, the compensation committee provides otherwise or unless otherwise provided in an award agreement. Upon exercise of a unit option or UAR, the general partner will acquire common units in the open market or directly from us or any other person or any combination of the foregoing. The general partner will be entitled to reimbursement by us for the difference between the cost incurred by it in acquiring these common units and proceeds it receives from a grantee at the time of exercise. Thus, the cost of the unit options and UARs above the proceeds from grantees will be borne by us. If we issue new common units upon exercise of the unit options, the total number of common units outstanding will increase, and our general partner will pay us the proceeds it received from the grantee upon exercise of the unit option.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

None of the persons who served as members of the Nominating, Compensation and Corporate Governance Committee (Fenton R. Talbott, Robert B. Hellman, Jr. or Martin R. Lautman) in 2009 has ever been an officer or other employee of our company, or has any relationship requiring disclosure under Item 404 of Regulation S-K other than as described in “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Additionally, there were no compensation committee “interlocks” during 2009, which generally means that none of executive officers of our general partner served as a director or member of the compensation committee of another entity, one of whose executive officers served as a director or member of the Nominating, Compensation and Corporate Governance Committee of the board of directors of our general partner.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 1, 2010, the beneficial ownership of the common units of StoneMor as of March 1, 2010 held by beneficial owners of 5% or more of the units, by directors and named executive officers of our general partner and by all directors and executive officers of our general partner as a group. Unless otherwise indicated, the address for each unitholder is c/o StoneMor Partners L.P., 311 Veterans Highway, Suite B, Levittown, PA 19056. Unless otherwise indicated, the beneficial owner named in the table is deemed to have sole voting and sole dispositive power of the units set forth opposite such beneficial owner’s name.

	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
Name of Beneficial Owner
CFSI LLC (1)(2)	2,119,891	15.7%
311 Veterans Highway Levittown, PA 19056
MDC Management Company IV, LLC (1)(2)(3)	2,119,891	15.7%
950 Tower Lane, Suite 800 Foster City, CA 94404
George McCown (2)(3)(4)	2,124,891	15.7%
950 Tower Lane, Suite 800 Foster City, CA 94404
David De Leeuw (2)(3)(4)	2,119,891	15.7%
535 Madison Avenue 4th Floor New York NY 10022
McCown De Leeuw & Co. IV, L.P. and affiliated funds (1)(2)	2,119,891	15.7%
950 Tower Lane, Suite 800 Foster City, CA 94404
Cornerstone Family Services LLC (2)	2,119,891	15.7%
155 Rittenhouse Circle Bristol, PA 19007
Lawrence Miller (5)(8)	144,450	1.1%
William R. Shane (6)(8)	144,450	1.1%
Michael Stache (8)	51,894	*
Robert Stache (8)	51,894	*
Paul Waimberg (8)	9,596	*
Gregg Strom (8)	12,847	*
Allen R. Freedman (7)(8)	27,148	*
Robert B. Hellman, Jr. (2)(3)(4)(8)	2,124,907	15.7%
Martin R. Lautman, Ph.D. (8)	93,577	*
Fenton R. Talbot (8)	25,183	*
Peter Grunebaum (8)	6,666	*
Howard L. Carver (8)	4,576	*
Timothy Yost (8)	10,033	*
All directors and executive officers as a group (12 persons)	2,712,215	20.1%

*	Less than one percent
(1)	Our general partner’s LLC Agreement provides that the directors of our general partner will be elected by a plurality vote of Class A units in our general partner; provided however, that so long as Mr. Miller serves as the Chief Executive Officer of our general partner, he will also serve as a director of our general partner, and so long as Mr. Shane serves as Chief Financial Officer of our general partner, he will also serve as a director of our general partner. CFSI LLC holds all of the outstanding Class A units in our general partner. CFSI LLC is controlled by the McCown De Leeuw funds. See note (4).
(2)	CFSI, LLC, McCown De Leeuw & Co. IV, L.P., McCown De Leeuw & Co. IV Associates, L.P., Delta Fund LLC, MDC Management Company IV, LLC, Robert Hellman, Jr., George McCown, David De Leeuw and Cornerstone Family Services LLC filed a Schedule 13D with the SEC on November 23, 2009. The information included in this table for such persons is based on the information disclosed in this Schedule 13D.
(3)	MDC Management Company IV, LLC is the general partner of McCown De Leeuw & Co. IV, L.P. and McCown De Leeuw & Co. IV Associates, L.P. and therefore may be deemed to beneficially own all units beneficially owned by these entities. Certain key investment decisions are made by the unanimous consent of the managing members of MDC Management Company IV, LLC, who are George McCown, David De Leeuw and Robert B. Hellman, Jr.
(4)	Includes 2,119,891 common units held by CFSI LLC and beneficially owned by McCown De Leeuw & Co. IV, L.P. and its affiliated funds, of which Messrs. Hellman, McCown and De Leeuw may be deemed to be the beneficial owners as managing members of MDC Management Company IV, LLC, which controls McCown De Leeuw & Co. IV, L.P. and McCown De Leeuw & Co. IV Associates, L.P. Therefore, Messrs. Hellman, McCown and De Leeuw may be deemed to have shared voting power and shared dispositive power with respect to such units.
(5)	Includes 32,186 common units held by LDLM Associates, LP, and 28,500 common units held by Osiris Investments, LP. Mr. Miller is the grantor and trustee of the Miller Revocable Trust, which is the general partner of LDLM Associates, LP. Mr. Miller is also a limited partner of LDLM Associates, LP, holding 98% of its limited partner interests. Mr. Miller and Mr. Shane are each 50% members of Osiris Investments LLC, which is the general partner of Osiris Investments LP. Mr. Miller therefore may be deemed to beneficially own all of the units beneficially owned by LDLM Associates, LP and Osiris Investments, LP.
(6)	Includes 32,186 common units held by Ten Twenty, LP and 28,500 common units held by Osiris Investments, LP. Mr. Shane is the general partner of Ten Twenty LP. Mr. Miller and Mr. Shane are each 50% members of Osiris Investments LLC, which is the general partner of Osiris Investments LP. Mr. Shane therefore may be deemed to beneficially own all of the units beneficially owned by Ten Twenty LP and Osiris Investments, LP.
(7)	Includes 21,798 common units held by Mr. Freedman’s spouse and over which Mr. Freedman may be deemed to have beneficial ownership.
(8)	Includes 30,750 common units for Messrs. Miller and Shane, 22,250 common units for Messrs. M. Stache and R. Stache, and 6,000 common units for Messrs. Strom, Waimberg and Yost that will be issued to them within 60 days of March 1, 2010 in connection with the settlement of their respective phantom units which we are likely to settle in common units under our Long Term Incentive Program.
(9)	Includes 930 common units for Messrs. Miller and Shane, 399 common units for Messrs. M. and R. Stache, 133 common units for Messrs. Waimberg and Yost, 27 common units for Mr. Strom, and 16 common units for Messrs. Freedman, Hellman, Lautman, Talbot, Grunebaum and Carver should such individuals exercise granted and vested UAR’s within 60 days of March 1, 2010 based upon the underlying exercise price ($18.80 per common unit) and March 1, 2010 fair value ($19.93 per Unit).
(10)	A total of 624,000 common units have been authorized under our Long Term Incentive Plan. We have issued UARs as part of this plan. UARs will only result in the issuance of common units if the fair value of common units during the exercise period exceeds the exercise price. There are currently 120,000 vested and unexercised UARs available under our plan with an exercise price of $24.14. There are currently 814,000 UARs available under our plan, of which approximately 59,354 had vested at March 1,2010 with an exercise price of $18.80. The exercise of all potential UARs could potentially result in an additional 196,442 common units being granted to the named executives above. This would result in a total beneficial ownership percentage of 21.3% for owners of 5% or more of the units, by directors and named executive officers of our general partner and by all directors and executive officers of our general partner as a group.

Equity Compensation Plan Information

The following table details information regarding our equity compensation plan as of December 31, 2009:

Plan category	(a) Number of securities to be issued upon exercise of outstanding Options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	427,558	$20.81	196,442
Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	427,558	$20.81	196,442

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Independence of Directors

Even though most companies listed on the NASDAQ Global Select Market are required to have a majority of independent directors serving on the board of directors of the listed company, the NASDAQ Global Select Market does not require a listed limited partnership like us to have a majority of independent directors on the board of directors of its general partner.

The board of directors has determined that Allen Freedman, Howard Carver, Martin Lautman, Robert Hellman, Fenton Talbott and Peter Grunebaum qualify as “independent” directors in accordance with the applicable listing requirements of NASDAQ and the Exchange Act. In making these determinations, the directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities as they may relate to our management and us.

Related Party Transactions Policy and Procedures

The board of directors of our general partner established the Conflicts Committee, which is authorized to exercise all of the power and authority of the board of directors in connection with investigating, reviewing and acting on matters referred or disclosed to it where a conflict of interest exists or arises and performing such other functions as the board may assign to the Conflicts Committee from time to time. Pursuant to the Conflicts Committee Charter, the Conflicts Committee is responsible for reviewing all matters involving a conflict of interest submitted to it by the board of directors or as required by any written agreement involving a conflict of interest to which we are a party. In approving or ratifying any transaction or proposed transaction, the Conflicts Committee determines whether the transaction complies with our policies on conflicts of interests.

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

Distributions of available cash to our general partner and its affiliates	We will generally make cash distributions 98% to the unitholders, including our general partner, in respect of the common units that it owns, and 2% to our general partner. If distributions exceed target distribution levels, our general partner will be entitled to increasing percentages of the distributions, up to 50% of the distributions above the highest level.

Payments to our general partner and its affiliates	Our general partner and its affiliates do not receive any management fee or other compensation for the management of our business and affairs, but they are reimbursed for all expenses that they incur on our behalf, including general and administrative expenses and corporate overhead. As the sole purpose of the general partner is to act as our general partner, substantially all of the expenses of our general partner are incurred on our behalf and reimbursed by us or our subsidiaries. Our general partner determines the expenses that are allocable to us in good faith.

Withdrawal or removal of our general Partner	If our general partner withdraws or is removed, its general partner interest and its incentive distribution rights will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.

Liquidation	Upon our liquidation, the unitholders and our general partner will be entitled to receive liquidating distributions according to their respective capital account balances.

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

(1)

In connection with the conversion of Cornerstone into CFSI LLC, all of the outstanding shares of Cornerstone common stock were converted into Class B units of CFSI LLC, and all of the outstanding shares of Cornerstone preferred stock were converted into Class A units of CFSI LLC (since redeemed). CFSI LLC is owned directly by Cornerstone Family Services LLC (85% of the Class B units), the McCown De Leeuw funds (approximately 10.1% of the Class B units), Messrs. Miller and Shane (each of whom owns, along with family partnerships, approximately 1.2% of the Class B units), and other individuals, including the following directors and executive officers of our general partner, each of whom owns less than 1% of the Class B units: M. Stache, R. Stache, Strom, Waimberg, Talbott, Lautman and Freedman. Cornerstone Family Services LLC is, in turn, owned directly by the McCown De Leeuw funds (approximately 90.8% membership interest), institutional investors (approximately 5.3% aggregate membership interest) and other individuals, including the following directors and executive officers of our general partner: Messrs. Miller, Shane and Lautman. Each of Messrs. Shane and Miller owns an approximately 1.6% membership interest in Cornerstone Family Services LLC through family partnerships and Mr. Lautman owns less than approximately a 1% membership interest in Cornerstone Family Services LLC. As a result of their ownership interests in CFSI LLC and Cornerstone Family Services LLC, each of these executive officers and directors of our general partner holds an indirect interest in the Class A units of our general partner, which are described below.

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

Messrs. Miller, Shane, M. Stache, R. Stache, Strom, Waimberg, Talbott, Lautman and Freedman also indirectly own Class A units of our general partner as a result of their direct and indirect ownership of membership interests in Cornerstone Family Services LLC and CFSI LLC discussed in footnote (1) to the table above. These persons directly hold an aggregate of approximately 4.6% of the Class B units in CFSI LLC. In addition, Messrs. Miller, Shane and Lautman own an approximate aggregate 3.9% membership interest in Cornerstone Family Services LLC, which in turn owns 85% of the Class B units in CFSI LLC, which will initially own all of the Class A units of our general partner. As a result, these persons collectively own, indirectly, an aggregate of approximately 7.9% of the Class A units of our general partner. The Class A units of our general partner are entitled to the remaining 50% interest on distributions that we pay to our general partner with respect to its general partner interest and the remaining 75% of all distributions that we pay to our general partner with respect to its incentive distribution rights

The Class A and Class B units of our general partner are subject to certain transfer and purchase rights and obligations upon the occurrence of certain events, such as:

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

CFSI LLC has agreed to indemnify us for all federal, state and local income tax liabilities attributable to the operation of the assets contributed by CFSI LLC to us prior to the closing of the public offering. CFSI LLC has also agreed to indemnify us against additional income tax liabilities, if any, that arise from the consummation of the transactions related to our formation in excess of those believed to result at the time of the closing of our initial public offering. We estimate that $600,000 of state income taxes and no federal income taxes will be due as a result of these formation transactions. CFSI LLC has also agreed to indemnify us against the increase in income tax liabilities of our corporate subsidiaries resulting from any reduction or elimination of our net operating losses to the extent those net operating losses are used to offset any income tax gain or income resulting from the prior operation of the assets of CFSI LLC contributed to us, or from our formation transactions in excess of such gain or income believed to result at the time of the closing of the initial public offering. Until all of its indemnification obligations under the omnibus agreement have been satisfied in full, CFSI LLC is subject to limitations on its ability to dispose of or encumber its interest in our general partner or the common units held by it (except upon a redemption of common units by the partnership upon any exercise of the underwriters’ over-allotment option) and will also be prohibited from incurring any indebtedness or other liability. CFSI LLC is also subject to certain limitations on its ability to transfer its interest in our general partner or the common units held by it if the effect of the proposed transfer would trigger an “ownership change” under the Internal Revenue Code that would limit our ability to use our federal net operating loss carryovers. Please read Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Income Taxes.”

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

In 2005 through 2009, we inadvertently did not subtract state income taxes in the aggregate amount of $373,567, which we were required to withhold from cash distributions to CFSI LLC, a holder of more than 5% of our common units, which distributions were made as part of regular cash distributions to all of our unitholders. We intend to subtract the amount of such overpayment from our future distributions to CFSI LLC if CFSI LLC does not otherwise reimburse us for such amount.

Relationship with McCown De Leeuw

McCown De Leeuw is the beneficial owner of approximately 87.2% of the Class B units of CFSI LLC through its direct ownership of approximately 10.1% of the Class B units of CFSI LLC and indirectly through its ownership of approximately 90.8% of the membership interests in Cornerstone Family Services LLC, which owns approximately 85% of the Class B units of CFSI LLC.

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

The Limited Liability Company Agreement of CFSI LLC contains provisions that require CFSI LLC, through its direct control of our general partner and its indirect control of us and our subsidiaries, to prevent us, our subsidiaries and our general partner from taking certain significant actions without the approval of CFSI LLC. These actions include:

•	certain acquisitions, borrowings and capital expenditures by us, our subsidiaries or our general partner;

•	issuances of equity interests in us or our subsidiaries; and

•	certain dispositions of equity interests in, or assets of, us, our general partner or our subsidiaries.

Under the Second Amended and Restated Limited Liability Company Agreement of Cornerstone Family Services LLC, McCown De Leeuw has the right to designate at least three individuals, and such other greater number of individuals, to serve on the board of managers of Cornerstone Family Services LLC. In addition, for so long as Mr. Miller serves as an officer of Cornerstone Family Services, LLC, he will also serve as a manager of Cornerstone Family Services LLC, and for so long as Mr. Shane serves as an officer of Cornerstone Family Services LLC, he will also serve as a manager of Cornerstone Family Services, LLC.

Under the Second Amended and Restated Limited Liability Company Agreement of Cornerstone Family Services LLC and the Limited Liability Company Agreement of CFSI LLC, each manager of Cornerstone Family Services LLC and each manager of CFSI LLC have agreed to cause Cornerstone Family Services LLC, CFSI LLC and any of their respective subsidiaries, as the case may be, to designate at least three individuals, and such other greater number of individuals designated by McCown De Leeuw to serve as members of the board of managers of StoneMor Operating LLC; and to take such actions as may be necessary to cause the election of additional persons designated by McCown De Leeuw as managers of StoneMor Operating LLC and to amend the limited liability company agreement of StoneMor Operating LLC as necessary.

Robert B. Hellman Jr., who serves as one of our directors, as the Chief Executive Officer and a Managing Director of McCown De Leeuw & Co., LLC and in various other positions with McCown De Leeuw, has applied for a U.S. patent on a technology entitled, “Apparatus and Method for Operating a Death Care Business as a Master Limited Partnership.” The computer-implemented method defines death care master limited partnership assets based upon qualifying death care business income sources and non-qualifying death care business income sources. The pending patent application was filed on November 27, 2002, and claims priority to an earlier patent application filed November 30, 2001 Mr. Hellman assigned the patent application to McCown De Leeuw & Co. IV, L.P. in February 2003 and recorded the assignment in the United States Patent and Trademark Office in March 2003. McCown De Leeuw & Co. IV, L.P. assigned a 50% ownership interest in the patent application and, if issued, the patent to the partnership. That patent application is still pending. We cannot assure you that the patent will be issued or, if it is issued and subsequently challenged, that it will be determined to be valid.

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees paid or accrued for professional services rendered by Deloitte & Touche LLP for the audit of our annual financial statements for fiscal years 2009 and 2008 and the aggregate fees paid or accrued for audit-related services and all other services rendered by Deloitte & Touche LLP for fiscal years 2009 and 2008.

	Year ended December 31,
	2009	2008
Audit fees	$1,277,352	$944,000
Audit-related fees	829,010	1,094,447
Tax fees	883,600	589,245

	$2,989,962	$2,627,692

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

The category of “Audit-related fees” includes fees for services related to employee benefit plan audits, internal control reviews and accounting consultation.

The category of “Tax fees” includes fees for the consultation and preparation of federal state and local tax returns.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statement of Operations for the years ended December 31, 2009, 2008 and 2007

Consolidated Statement of Common Stockholders’ / Partners’ Equity for the years ended December 31, 2009, 2008 and 2007

Consolidated Statement of Cash Flows for the years ended December 31, 2009, 2008, and 2007

Notes to the Consolidated Financial Statements

(c)	Exhibits

Exhibit Number	Description

3.1*	Certificate of Limited Partnership of StoneMor Partners L.P. (incorporated by reference to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 9, 2004 (Exhibit 3.1)).

3.2*	First Amended and Restated Agreement of Limited Partnership of StoneMor Partners L.P., dated as of September 20, 2004 (incorporated by reference to Exhibit 3.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

3.2.1*	Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of StoneMor Partners L.P., effective as of February 27, 2007 (incorporated by reference to Exhibit 3.3 of Registrant’s Current Report on Form 8-K filed on February 28, 2007).

3.2.2*	Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of StoneMor Partners L.P, effective as of November 13, 2007 (incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed on November 19, 2007).

3.2.3*	Second Amended and Restated Agreement of Limited Partnership of StoneMor Partners L.P. dated as of September 9, 2008 (incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed on September 15, 2008).

4.1.1*	Form of 7.66% Senior Secured Note Due 2009, dated June 20, 2007 (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed on August 21, 2007).

4.1.2*	Form of 9.34% Series B Senior Secured Note Due 2012, dated August 15, 2007 (incorporated by reference to Exhibit 4.2 of Registrant’s Current Report on Form 8-K filed on August 21, 2007).

4.1.3*	Form of Senior Secured Series C Note, dated December 21, 2007 (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed on December 28, 2007).

4.2*	Registration Rights Agreement by and between StoneMor Partners L.P. and SCI Funeral Services, Inc., an Iowa corporation (“SCI”) and a wholly-owned subsidiary of Service Corporation International, a Texas corporation, joined by certain of SCI’s direct and indirect subsidiary entities, effective November 1, 2005 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 2, 2005).

Exhibit Number	Description

4.3*	Registration Rights Agreement, dated as of September 28, 2006, by and between StoneMor Partners L.P. acting by its General Partner, StoneMor GP LLC, and SCI New Mexico Funeral Services, Inc. (incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K filed on October 4, 2006).

4.3.1*	Amendment No. 1 to Registration Rights Agreement, dated as of January 29, 2008, by and between StoneMor Partners L.P. acting by its General partner, StoneMor GP LLC, and SCI New Mexico Funeral Services, Inc. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on February 4, 2008).

4.3.2*	Amendment No. 2 to Registration Rights Agreement, dated as of July 3, 2008, by and between StoneMor Partners L.P. acting by it’s General partner, StoneMor GP LLC, and SCI New Mexico Funeral Services, Inc. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on July 8, 2008).

4.4*	Indenture, dated as of November 24, 2009, by and among StoneMor Partners L.P., StoneMor Operating LLC, Cornerstone Family Services of West Virginia Subsidiary, Inc., Osiris Holding of Maryland Subsidiary, Inc., the guarantors named therein and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed on November 24, 2009) .

4.4.1*	Form of 10.25% Senior Note due 2017 (incorporated by reference to Exhibit 4.2 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

4.5*	Registration Rights Agreement, dated as of November 24, 2009, by and among StoneMor Partners L.P., StoneMor Operating LLC, Cornerstone Family Services of West Virginia Subsidiary, Inc., Osiris Holding of Maryland Subsidiary, Inc., the Initial Guarantors party thereto and Banc of America Securities LLC (incorporated by reference to Exhibit 4.3 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

4.6*	Form of Revolving Credit Note dated November 24, 2009 (incorporated by reference to Exhibit 4.4 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

4.7*	Form of Acquisition Note dated November 24, 2009 (incorporated by reference to Exhibit 4.5 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

10.1*	Credit Agreement by and among StoneMor Operating LLC, StoneMor GP LLC, StoneMor Partners L.P., various additional borrowers, various lending institutions and Fleet National Bank, dated September 20, 2004 (Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.1.1*	Second Amendment to Credit Agreement, dated September 28, 2006, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC and its subsidiaries set forth on the signature page to the Second Amendment to the Credit Agreement, the Lenders party to the Second Amendment to the Credit Agreement and Bank of America, N.A., as Administrative Agent for the benefit of the Lenders, as Collateral Agent for the benefit of the Lenders and other Secured Creditors, as Swingline Lender and as Letter of Credit Issuer (incorporated by reference to Exhibit 10.5 of Registrant’s Current Report on Form 8-K filed on October 4, 2006).

10.1.2*	Third Amendment to Credit Agreement, dated May 7, 2007, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC and its subsidiaries set forth on the signature page to the Third Amendment to the Credit Agreement, the Lenders party to the Third Amendment to the Credit Agreement and Bank of America, N.A., as Administrative Agent for the benefit of the Lenders, as Collateral Agent for the benefit of the Lenders and other Secured Creditors, as Swingline Lender and as Letter of Credit Issuer (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended March 31, 2007).

Exhibit Number	Description

10.1.3*	Fourth Amendment to Credit Agreement, dated June 29, 2007, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC and its subsidiaries set forth on the signature page to the Fourth Amendment to the Credit Agreement, the Lenders party to the Fourth Amendment to the Credit Agreement and Bank of America, N.A., as Administrative Agent for the benefit of the Lenders, as Collateral Agent for the benefit of the Lenders and other Secured Creditors, as Swingline Lender and as Letter of Credit Issuer (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2007).

10.1.4*	Fifth Amendment to Credit Agreement, dated July 31, 2007, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC and its subsidiaries set forth on the signature page to the Fifth Amendment to the Credit Agreement, the Lenders party to the Fifth Amendment to the Credit Agreement and Bank of America, N.A., as Administrative Agent for the benefit of the Lenders, as Collateral Agent for the benefit of the Lenders and other Secured Creditors, as Swingline Lender and as Letter of Credit Issuer (incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2007).

10.1.5*	Commitment Letter, dated March 15, 2007, by and between StoneMor Operating LLC, all of its existing and future direct and indirect subsidiaries and Bank of America, N.A., Banc of America Securities LLC (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on April 9, 2007).

10.1.6*	Fee Letter, dated March 15, 2007, by and between StoneMor Operating LLC and all of its existing and future direct and indirect subsidiaries and Bank of America, N.A., Banc of America Securities LLC (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on April 9, 2007).

10.1.7*	Extension Letter, dated May 31, 2007, by and between StoneMor Operating LLC, Bank of America, N.A. and Banc of America Securities LLC (incorporated by reference to Exhibit 10.7 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2007).

10.1.8*	Extension Letter, dated June 21, 2007, by and between StoneMor Operating LLC, Bank of America, N.A. and Banc of America Securities LLC (incorporated by reference to Exhibit 10.8 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2007).

10.1.9*	Extension Letter, dated July 31, 2007, by and between StoneMor Operating LLC, Bank of America, N.A. and Banc of America Securities LLC (incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2007).

10.1.10*	Amended and Restated Credit Agreement, dated August 15, 2007, among StoneMor Operating LLC, as a Borrower, various subsidiaries thereof, as additional Borrowers, StoneMor Partners L.P. and StoneMor GP LLC, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other Lenders Party Hereto, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on August 21, 2007).

10.1.11	First Amendment to Amended and Restated Credit Agreement, dated November 2, 2007, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, various subsidiaries thereof, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1.11 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.1.12*	Joinder to Amended and Restated Credit Agreement and Credit Documents, dated December 21, 2007 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on December 28, 2007).

Exhibit Number	Description

10.1.13*	Commitment Letter, effective as of February 25, 2009, by and among Bank of America, N.A., Bank of America Securities, LLC and StoneMor Operating LLC (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed March 2, 2009).

10.1.14*	Second Amendment to Amended and Restated Credit Agreement, dated April 30, 2009, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Operating LLC, the Lenders and Bank of America, N.A.( incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 6, 2009).

10.1.15*	Third Amendment to Amended and Restated Credit Agreement, dated July 6, 2009, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Operating LLC, the Lenders and Bank of America, N.A. (incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

10.1.16*	Fourth Amendment to Amended and Restated Credit Agreement, dated November 24, 2009, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Operating LLC, the Lenders and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

10.1.17*	Fifth Amendment to Amended and Restated Credit Agreement, dated January 15, 2010, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Operating LLC, the Lenders and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on January 21, 2010).

10.1.18*	Amended and Restated Note Purchase Agreement, dated as of August 15, 2007, by StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, and each of the Subsidiary Issuers listed on the signature pages thereof (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on August 21, 2007).

10.1.19*	First Amendment to the Amended and Restated Note Purchase Agreement, dated November 2, 2007, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, its Subsidiaries set forth on the signature pages thereof, and the Noteholders (incorporated by reference to Exhibit 4.1.3 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.1.20*	Joinder to Amended and Restated Note Purchase Agreement and Finance Documents, dated December 21, 2007 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on December 28, 2007).

10.1.21*	Second Amendment to Amended and Restated Note Purchase Agreement, dated April 30, 2009, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Partners L.P. and the Noteholders (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on May 6, 2009).

10.1.22*	Third Amendment to Amended and Restated Note Purchase Agreement, dated July 1, 2009, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Partners L.P. and the Noteholders (incorporated by reference to Exhibit 10.5 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

10.1.23*	Fourth Amendment to Amended and Restated Note Purchase Agreement, dated November 24, 2009, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Partners L.P. and the Noteholders (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

10.1.24*	Fifth Amendment to Amended and Restated Note Purchase Agreement, dated January 15, 2010, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Partners L.P. and the Noteholders(incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on January 21, 2010).

Exhibit Number	Description

10.1.25*	Purchase Agreement, dated November 18, 2009, by and among StoneMor Partners L.P., StoneMor Operating LLC, Cornerstone Family Services of West Virginia Subsidiary, Inc., Osiris Holding of Maryland Subsidiary, Inc., the guarantors named therein and Banc of America Securities LLC, acting on behalf of itself and as the representative for the purchasers named therein (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

10.2*†	Long-Term Incentive Plan, as amended on November 8, 2006 (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on November 15, 2006).

10.2.1*†	StoneMor Partners L.P. Long-Term Incentive Plan, as amended May 15, 2007 (incorporated by reference to Exhibit 99.1 of Registrant’s Form S-8 filed on June 19, 2007).

10.2.2*†	Form of the Director Restricted Phantom Unit Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated November 8, 2006 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 15, 2006).

10.2.3*†	Form of the Key Employee Restricted Phantom Unit Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated November 8, 2006 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on November 15, 2006).

10.2.4*†	Form of the Unit Appreciation Rights Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated as of November 27, 2006 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on December 1, 2006).

10.2.5*†	Director Restricted Phantom Unit Agreement by and between StoneMor GP LLC and Robert Hellman dated June 23, 2009 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on June 23, 2009).

10.2.6*†	Form of the Unit Appreciation Rights Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated as of December 16, 2009 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on December 22, 2009).

10.2.7*†	Form of the Executive Restricted Phantom Unit Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated as of December 16, 2009 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on December 22, 2009).

10.2.8	Director Unit Appreciation Rights Agreement under the StoneMor Partners LP Long Term Incentive Plan

10.3*†	Employment Agreement by and between StoneMor GP LLC and Lawrence Miller, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.3.1*†	Addendum to Employment Agreement between StoneMor GP LLC and Lawrence Miller, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 19, 2007).

10.4*†	Employment Agreement by and between StoneMor GP LLC and William R. Shane, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.5 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.4.1*†	Addendum to Employment Agreement between StoneMor GP LLC and William R. Shane, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on November 19, 2007).

10.5*†	Employment Agreement by and between StoneMor GP LLC and Michael L. Stache, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.7 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

Exhibit Number	Description

10.5.1*†	Addendum to Employment Agreement between StoneMor GP LLC and Michael L. Stache, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on November 19, 2007).

10.6*†	Employment Agreement by and between StoneMor GP LLC and Robert Stache, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.8 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.6.1*†	Addendum to Employment Agreement between StoneMor GP LLC and Robert Stache, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K filed on November 19, 2007).

10.7*†	Form of Indemnification Agreement by and between StoneMor GP LLC and Lawrence Miller, Robert B. Hellman, Jr., Fenton R. Talbott, Jeffery A. Zawadsky, Martin R. Lautman, William R. Shane, Allen R. Freedman, effective September 20, 2004 (incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.7.1*†	Form of Indemnification Agreement by and between StoneMor GP LLC and Howard Carver and Peter Grunebaum, effective February 16, 2007 (incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.8*	Asset Purchase and Sale Agreement, dated September 28, 2006, by and among StoneMor Operating LLC, joined by its direct and indirect subsidiary entities listed in Exhibit A to the Asset Purchase and Sale Agreement, and SCI Funeral Services, Inc., joined by its direct and indirect subsidiary entities listed in Exhibit B to the Asset Purchase and Sale Agreement (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on October 4, 2006).

10.9*	Asset Purchase and Sale Agreement, dated September 28, 2006, by and among StoneMor Operating LLC, joined by StoneMor Michigan LLC and StoneMor Michigan Subsidiary LLC, and SCI Funeral Services, Inc., SCI Michigan Funeral Services, Inc. and Hawes, Inc. (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on October 4, 2006).

10.10*	Asset Purchase and Sale Agreement, dated September 28, 2006, by and among StoneMor Operating LLC, joined by StoneMor Michigan LLC and StoneMor Michigan Subsidiary LLC, and SCI Funeral Services, Inc., and SCI Michigan Funeral Services, Inc. and Hillcrest Memorial Company (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on October 4, 2006).

10.11*	Asset Purchase and Sale Agreement, dated September 28, 2006, by and among StoneMor Operating LLC, joined by StoneMor Michigan LLC and StoneMor Michigan Subsidiary LLC, and SCI Funeral Services, Inc., SCI Michigan Funeral Services, Inc. and Hawes, Inc. (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on October 4, 2006).

10.12*	Asset Purchase and Sale Agreement, dated December 4, 2007, by and among StoneMor Operating LLC, joined by its direct and indirect subsidiary entities listed in Exhibit A to the Asset Purchase and Sale Agreement and by Cemetery Management Services of Ohio, L.L.C., and SCI Funeral Services, Inc., joined by its direct and indirect subsidiary entities listed in Exhibit B to the Asset Purchase and Sale Agreement, as well as by SCI Ohio Funeral Services, Inc., and Alderwoods (Ohio) Cemetery Management, Inc. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on December 7, 2007).

10.13*	Transition Agreement, dated December 7, 2007, by and among StoneMor Operating LLC, joined by those of its direct and indirect subsidiary entities which are parties to the Purchase Agreement, as defined therein, and SCI Funeral Services, Inc., joined by those of its direct and indirect subsidiary entities which are parties to the Purchase Agreement (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on December 7, 2007).

Exhibit Number	Description

21.1	Subsidiaries of Registrant.

23.1	Consent of Deloitte & Touche LLP

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer President and Chairman of the Board of Directors.

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of William R. Shane, Executive Vice President and Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith).

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of William R. Shane, Executive Vice President and Chief Financial Officer (furnished herewith).

99.1*	Amended and Restated Limited Liability Company Agreement of StoneMor GP LLC, dated as of September 20, 2004 (incorporated by reference to Exhibit 99.1 of Registrant’s Current Report on Form 8-K filed on September 19, 2007).

99.2*	First Amendment to the Amended and Restated Limited Liability Company Agreement of StoneMor GP LLC, dated as of September 14, 2007 (incorporated by reference to Exhibit 99.2 of Registrant’s Current Report on Form 8-K filed on September 19, 2007).

99.3*	Second Amendment to the Amended and Restated Limited Liability Company Agreement of StoneMor GP LLC, dated as of December 18, 2007 (incorporated by reference to Exhibit 99.2 of Registrant’s Current Report on Form 8-K filed on December 28, 2007).

*	Incorporated by reference, as indicated
†	Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONEMOR PARTNERS L.P.

	By:	StoneMor GP LLC, its General Partner

March 16, 2010	By:	/S/ LAWRENCE MILLER
Lawrence Miller Chief Executive Officer, President and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ LAWRENCE MILLER Lawrence Miller (Principal Executive Officer)	Chief Executive Officer, President and Chairman of the Board	March 16, 2010

/S/ WILLIAM R. SHANE William R. Shane (Principal Financial Officer)	Executive Vice President, Chief Financial Officer and Director	March 16, 2010

/S/ PAUL WAIMBERG Paul Waimberg (Principal Accounting Officer)	Vice President—Finance	March 16, 2010

/S/ ALLEN R. FREEDMAN Allen R. Freedman	Director	March 16, 2010

/S/ PETER K. GRUNEBAUM Peter K. Grunebaum	Director	March 16, 2010

/S/ ROBERT B. HELLMAN, JR. Robert B. Hellman, Jr.	Director	March 16, 2010

/S/ MARTIN R. LAUTMAN, PH.D. Martin R. Lautman, Ph.D.	Director	March 16, 2010

/S/ FENTON R. TALBOTT Fenton R. Talbott	Director	March 16, 2010

/S/ HOWARD L. CARVER Howard L. Carver	Director	March 16, 2010

EXHIBIT INDEX

Exhibit Number	Description

3.1*	Certificate of Limited Partnership of StoneMor Partners L.P. (incorporated by reference to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 9, 2004 (Exhibit 3.1)).

3.2*	First Amended and Restated Agreement of Limited Partnership of StoneMor Partners L.P., dated as of September 20, 2004 (incorporated by reference to Exhibit 3.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

3.2.1*	Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of StoneMor Partners L.P., effective as of February 27, 2007 (incorporated by reference to Exhibit 3.3 of Registrant’s Current Report on Form 8-K filed on February 28, 2007).

3.2.2*	Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of StoneMor Partners L.P, effective as of November 13, 2007 (incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed on November 19, 2007).

3.2.3*	Second Amended and Restated Agreement of Limited Partnership of StoneMor Partners L.P. dated as of September 9, 2008 (incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed on September 15, 2008).

4.1.1*	Form of 7.66% Senior Secured Note Due 2009, dated June 20, 2007 (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed on August 21, 2007).

4.1.2*	Form of 9.34% Series B Senior Secured Note Due 2012, dated August 15, 2007 (incorporated by reference to Exhibit 4.2 of Registrant’s Current Report on Form 8-K filed on August 21, 2007).

4.1.3*	Form of Senior Secured Series C Note, dated December 21, 2007 (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed on December 28, 2007).

4.2*	Registration Rights Agreement by and between StoneMor Partners L.P. and SCI Funeral Services, Inc., an Iowa corporation (“SCI”) and a wholly-owned subsidiary of Service Corporation International, a Texas corporation, joined by certain of SCI’s direct and indirect subsidiary entities, effective November 1, 2005 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 2, 2005).

4.3*	Registration Rights Agreement, dated as of September 28, 2006, by and between StoneMor Partners L.P. acting by its General Partner, StoneMor GP LLC, and SCI New Mexico Funeral Services, Inc. (incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K filed on October 4, 2006).

4.3.1*	Amendment No. 1 to Registration Rights Agreement, dated as of January 29, 2008, by and between StoneMor Partners L.P. acting by its General partner, StoneMor GP LLC, and SCI New Mexico Funeral Services, Inc. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on February 4, 2008).

4.3.2*	Amendment No. 2 to Registration Rights Agreement, dated as of July 3, 2008, by and between StoneMor Partners L.P. acting by it’s General partner, StoneMor GP LLC, and SCI New Mexico Funeral Services, Inc. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on July 8, 2008).

4.4*	Indenture, dated as of November 24, 2009, by and among StoneMor Partners L.P., StoneMor Operating LLC, Cornerstone Family Services of West Virginia Subsidiary, Inc., Osiris Holding of Maryland Subsidiary, Inc., the guarantors named therein and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

Exhibit Number	Description

4.4.1*	Form of 10.25% Senior Note due 2017 (incorporated by reference to Exhibit 4.2 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

4.5*	Registration Rights Agreement, dated as of November 24, 2009, by and among StoneMor Partners L.P., StoneMor Operating LLC, Cornerstone Family Services of West Virginia Subsidiary, Inc., Osiris Holding of Maryland Subsidiary, Inc., the Initial Guarantors party thereto and Banc of America Securities LLC (incorporated by reference to Exhibit 4.3 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

4.6*	Form of Revolving Credit Note dated November 24, 2009 (incorporated by reference to Exhibit 4.4 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

4.7*	Form of Acquisition Note dated November 24, 2009 (incorporated by reference to Exhibit 4.5 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

10.1*	Credit Agreement by and among StoneMor Operating LLC, StoneMor GP LLC, StoneMor Partners L.P., various additional borrowers, various lending institutions and Fleet National Bank, dated September 20, 2004 (Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.1.1*	Second Amendment to Credit Agreement, dated September 28, 2006, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC and its subsidiaries set forth on the signature page to the Second Amendment to the Credit Agreement, the Lenders party to the Second Amendment to the Credit Agreement and Bank of America, N.A., as Administrative Agent for the benefit of the Lenders, as Collateral Agent for the benefit of the Lenders and other Secured Creditors, as Swingline Lender and as Letter of Credit Issuer (incorporated by reference to Exhibit 10.5 of Registrant’s Current Report on Form 8-K filed on October 4, 2006).

10.1.2*	Third Amendment to Credit Agreement, dated May 7, 2007, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC and its subsidiaries set forth on the signature page to the Third Amendment to the Credit Agreement, the Lenders party to the Third Amendment to the Credit Agreement and Bank of America, N.A., as Administrative Agent for the benefit of the Lenders, as Collateral Agent for the benefit of the Lenders and other Secured Creditors, as Swingline Lender and as Letter of Credit Issuer (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended March 31, 2007).

10.1.3*	Fourth Amendment to Credit Agreement, dated June 29, 2007, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC and its subsidiaries set forth on the signature page to the Fourth Amendment to the Credit Agreement, the Lenders party to the Fourth Amendment to the Credit Agreement and Bank of America, N.A., as Administrative Agent for the benefit of the Lenders, as Collateral Agent for the benefit of the Lenders and other Secured Creditors, as Swingline Lender and as Letter of Credit Issuer (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2007).

10.1.4*	Fifth Amendment to Credit Agreement, dated July 31, 2007, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC and its subsidiaries set forth on the signature page to the Fifth Amendment to the Credit Agreement, the Lenders party to the Fifth Amendment to the Credit Agreement and Bank of America, N.A., as Administrative Agent for the benefit of the Lenders, as Collateral Agent for the benefit of the Lenders and other Secured Creditors, as Swingline Lender and as Letter of Credit Issuer (incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2007).

10.1.5*	Commitment Letter, dated March 15, 2007, by and between StoneMor Operating LLC, all of its existing and future direct and indirect subsidiaries and Bank of America, N.A., Banc of America Securities LLC (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on April 9, 2007).

Exhibit Number	Description

10.1.6*	Fee Letter, dated March 15, 2007, by and between StoneMor Operating LLC and all of its existing and future direct and indirect subsidiaries and Bank of America, N.A., Banc of America Securities LLC (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on April 9, 2007).

10.1.7*	Extension Letter, dated May 31, 2007, by and between StoneMor Operating LLC, Bank of America, N.A. and Banc of America Securities LLC (incorporated by reference to Exhibit 10.7 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2007).

10.1.8*	Extension Letter, dated June 21, 2007, by and between StoneMor Operating LLC, Bank of America, N.A. and Banc of America Securities LLC (incorporated by reference to Exhibit 10.8 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2007).

10.1.9*	Extension Letter, dated July 31, 2007, by and between StoneMor Operating LLC, Bank of America, N.A. and Banc of America Securities LLC (incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2007).

10.1.10*	Amended and Restated Credit Agreement, dated August 15, 2007, among StoneMor Operating LLC, as a Borrower, various subsidiaries thereof, as additional Borrowers, StoneMor Partners L.P. and StoneMor GP LLC, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other Lenders Party Hereto, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on August 21, 2007).

10.1.11	First Amendment to Amended and Restated Credit Agreement, dated November 2, 2007, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, various subsidiaries thereof, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1.11 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.1.12*	Joinder to Amended and Restated Credit Agreement and Credit Documents, dated December 21, 2007 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on December 28, 2007).

10.1.13*	Commitment Letter, effective as of February 25, 2009, by and among Bank of America, N.A., Bank of America Securities, LLC and StoneMor Operating LLC (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed March 2, 2009).

10.1.14*	Second Amendment to Amended and Restated Credit Agreement, dated April 30, 2009, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Operating LLC, the Lenders and Bank of America, N.A.( incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 6, 2009).

10.1.15*	Third Amendment to Amended and Restated Credit Agreement, dated July 6, 2009, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Operating LLC, the Lenders and Bank of America, N.A. (incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

10.1.16*	Fourth Amendment to Amended and Restated Credit Agreement, dated November 24, 2009, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Operating LLC, the Lenders and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

10.1.17*	Fifth Amendment to Amended and Restated Credit Agreement, dated January 15, 2010, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Operating LLC, the Lenders and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on January 21, 2010).

Exhibit Number	Description

10.1.18*	Amended and Restated Note Purchase Agreement, dated as of August 15, 2007, by StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, and each of the Subsidiary Issuers listed on the signature pages thereof (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on August 21, 2007).

10.1.19*	First Amendment to the Amended and Restated Note Purchase Agreement, dated November 2, 2007, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, its Subsidiaries set forth on the signature pages thereof, and the Noteholders (incorporated by reference to Exhibit 4.1.3 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.1.20*	Joinder to Amended and Restated Note Purchase Agreement and Finance Documents, dated December 21, 2007 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on December 28, 2007).

10.1.21*	Second Amendment to Amended and Restated Note Purchase Agreement, dated April 30, 2009, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Partners L.P. and the Noteholders (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on May 6, 2009).

10.1.22*	Third Amendment to Amended and Restated Note Purchase Agreement, dated July 1, 2009, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Partners L.P. and the Noteholders (incorporated by reference to Exhibit 10.5 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

10.1.23*	Fourth Amendment to Amended and Restated Note Purchase Agreement, dated November 24, 2009, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Partners L.P. and the Noteholders (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

10.1.24*	Fifth Amendment to Amended and Restated Note Purchase Agreement, dated January 15, 2010, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Partners L.P. and the Noteholders(incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on January 21, 2010).

10.1.25*	Purchase Agreement, dated November 18, 2009, by and among StoneMor Partners L.P., StoneMor Operating LLC, Cornerstone Family Services of West Virginia Subsidiary, Inc., Osiris Holding of Maryland Subsidiary, Inc., the guarantors named therein and Banc of America Securities LLC, acting on behalf of itself and as the representative for the purchasers named therein (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

10.2*†	Long-Term Incentive Plan, as amended on November 8, 2006 (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on November 15, 2006).

10.2.1*†	StoneMor Partners L.P. Long-Term Incentive Plan, as amended May 15, 2007 (incorporated by reference to Exhibit 99.1 of Registrant’s Form S-8 filed on June 19, 2007).

10.2.2*†	Form of the Director Restricted Phantom Unit Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated November 8, 2006 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 15, 2006).

10.2.3*†	Form of the Key Employee Restricted Phantom Unit Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated November 8, 2006 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on November 15, 2006).

10.2.4*†	Form of the Unit Appreciation Rights Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated as of November 27, 2006 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on December 1, 2006).

Exhibit Number	Description

10.2.5*†	Director Restricted Phantom Unit Agreement by and between StoneMor GP LLC and Robert Hellman dated June 23, 2009 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on June 23, 2009).

10.2.6*†	Form of the Unit Appreciation Rights Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated as of December 16, 2009 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on December 22, 2009).

10.2.7*†	Form of the Executive Restricted Phantom Unit Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated as of December 16, 2009 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on December 22, 2009).

10.2.8	Director Unit Appreciation Rights Agreement under the StoneMor Partners LP Long Term Incentive Plan

10.3*†	Employment Agreement by and between StoneMor GP LLC and Lawrence Miller, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.3.1*†	Addendum to Employment Agreement between StoneMor GP LLC and Lawrence Miller, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 19, 2007).

10.4*†	Employment Agreement by and between StoneMor GP LLC and William R. Shane, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.5 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.4.1*†	Addendum to Employment Agreement between StoneMor GP LLC and William R. Shane, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on November 19, 2007).

10.5*†	Employment Agreement by and between StoneMor GP LLC and Michael L. Stache, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.7 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.5.1*†	Addendum to Employment Agreement between StoneMor GP LLC and Michael L. Stache, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on November 19, 2007).

10.6*†	Employment Agreement by and between StoneMor GP LLC and Robert Stache, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.8 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.6.1*†	Addendum to Employment Agreement between StoneMor GP LLC and Robert Stache, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K filed on November 19, 2007).

10.7*†	Form of Indemnification Agreement by and between StoneMor GP LLC and Lawrence Miller, Robert B. Hellman, Jr., Fenton R. Talbott, Jeffery A. Zawadsky, Martin R. Lautman, William R. Shane, Allen R. Freedman, effective September 20, 2004 (incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.7.1*†	Form of Indemnification Agreement by and between StoneMor GP LLC and Howard Carver and Peter Grunebaum, effective February 16, 2007 (incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

Exhibit Number	Description

10.8*	Asset Purchase and Sale Agreement, dated September 28, 2006, by and among StoneMor Operating LLC, joined by its direct and indirect subsidiary entities listed in Exhibit A to the Asset Purchase and Sale Agreement, and SCI Funeral Services, Inc., joined by its direct and indirect subsidiary entities listed in Exhibit B to the Asset Purchase and Sale Agreement (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on October 4, 2006).

10.9*	Asset Purchase and Sale Agreement, dated September 28, 2006, by and among StoneMor Operating LLC, joined by StoneMor Michigan LLC and StoneMor Michigan Subsidiary LLC, and SCI Funeral Services, Inc., SCI Michigan Funeral Services, Inc. and Hawes, Inc. (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on October 4, 2006).

10.10*	Asset Purchase and Sale Agreement, dated September 28, 2006, by and among StoneMor Operating LLC, joined by StoneMor Michigan LLC and StoneMor Michigan Subsidiary LLC, and SCI Funeral Services, Inc., and SCI Michigan Funeral Services, Inc. and Hillcrest Memorial Company (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on October 4, 2006).

10.11*	Asset Purchase and Sale Agreement, dated September 28, 2006, by and among StoneMor Operating LLC, joined by StoneMor Michigan LLC and StoneMor Michigan Subsidiary LLC, and SCI Funeral Services, Inc., SCI Michigan Funeral Services, Inc. and Hawes, Inc. (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on October 4, 2006).

10.12*	Asset Purchase and Sale Agreement, dated December 4, 2007, by and among StoneMor Operating LLC, joined by its direct and indirect subsidiary entities listed in Exhibit A to the Asset Purchase and Sale Agreement and by Cemetery Management Services of Ohio, L.L.C., and SCI Funeral Services, Inc., joined by its direct and indirect subsidiary entities listed in Exhibit B to the Asset Purchase and Sale Agreement, as well as by SCI Ohio Funeral Services, Inc., and Alderwoods (Ohio) Cemetery Management, Inc. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on December 7, 2007).

10.13*	Transition Agreement, dated December 7, 2007, by and among StoneMor Operating LLC, joined by those of its direct and indirect subsidiary entities which are parties to the Purchase Agreement, as defined therein, and SCI Funeral Services, Inc., joined by those of its direct and indirect subsidiary entities which are parties to the Purchase Agreement (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on December 7, 2007).

21.1	Subsidiaries of Registrant.

23.1	Consent of Deloitte & Touche LLP

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer President and Chairman of the Board of Directors.

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of William R. Shane, Executive Vice President and Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith).

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of William R. Shane, Executive Vice President and Chief Financial Officer (furnished herewith).

Exhibit Number	Description

99.1*	Amended and Restated Limited Liability Company Agreement of StoneMor GP LLC, dated as of September 20, 2004 (incorporated by reference to Exhibit 99.1 of Registrant’s Current Report on Form 8-K filed on September 19, 2007).

99.2*	First Amendment to the Amended and Restated Limited Liability Company Agreement of StoneMor GP LLC, dated as of September 14, 2007 (incorporated by reference to Exhibit 99.2 of Registrant’s Current Report on Form 8-K filed on September 19, 2007).

99.3*	Second Amendment to the Amended and Restated Limited Liability Company Agreement of StoneMor GP LLC, dated as of December 18, 2007 (incorporated by reference to Exhibit 99.2 of Registrant’s Current Report on Form 8-K filed on December 28, 2007).

*	Incorporated by reference, as indicated
†	Management contract, compensatory plan or arrangement