Form 10-Q
period 2010-03-31
STONEMOR PARTNERS LP
filed 2010-05-10
CIK 1286131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

The number of the registrant’s outstanding common units at May 10, 2010 was 13,537,835.

Index – Form 10-Q

Part I – Financial Information

Item 1.	Financial Statements

StoneMor Partners L.P.

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	March 31, 2010	December 31, 2009

Assets
Current assets:
Cash and cash equivalents	$13,079	$13,479
Accounts receivable, net of allowance	38,710	37,113
Prepaid expenses	2,676	3,531
Other current assets	4,783	4,502

Total current assets	59,248	58,625

Long-term accounts receivable—net of allowance	54,851	48,015
Cemetery property	266,865	235,357
Property and equipment, net of accumulated depreciation	57,169	52,265
Merchandise trusts, restricted, at fair value	261,926	203,885
Perpetual care trusts, restricted, at fair value	220,332	196,295
Deferred financing costs—net of accumulated amortization	11,402	12,020
Deferred selling and obtaining costs	53,091	49,782
Deferred tax assets	487	451
Other assets	2,072	2,194

Total assets	$987,443	$858,889

Liabilities and partners’ capital
Current liabilities
Accounts payable and accrued liabilities	$21,843	$26,574
Accrued interest	5,731	1,829
Current portion, long-term debt	271	378

Total current liabilities	27,845	28,781

Other long-term liabilities	2,900	2,912
Fair value of interest rate swap	1,010	2,681
Long-term debt	201,054	182,821
Deferred cemetery revenues, net	298,447	258,978
Deferred tax liabilities	12,993	5,290
Merchandise liability	89,339	65,883
Perpetual care trust corpus	220,332	196,295

Total liabilities	853,920	743,641

Partners’ capital
General partner	2,174	1,904
Common partner	131,350	113,344

Total partners’ capital	133,524	115,248

Total liabilities and partners’ capital	$987,443	$858,889

See Accompanying Notes to the Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statement of Operations

(in thousands, except unit data)

(unaudited)

	Three months ended March 31,
	2010	2009

Revenues:
Cemetery
Merchandise	$18,795	$19,276
Services	7,991	9,238
Investment and other	8,007	7,816
Funeral home
Merchandise	2,499	2,609
Services	3,378	3,659

Total revenues	40,671	42,598

Costs and Expenses:
Cost of goods sold (exclusive of depreciation shown separately below):
Perpetual care	1,087	1,005
Merchandise	3,345	3,795
Cemetery expense	9,247	9,439
Selling expense	7,616	7,826
General and administrative expense	5,598	5,479
Corporate overhead (including $175 and $374 in unit-based compensation for the three months ended March 31, 2010 and 2009	5,089	5,366
Depreciation and amortization	1,858	1,310
Funeral home expense
Merchandise	913	967
Services	2,088	2,406
Other	1,430	1,428
Acquisition related costs	990	1,586

Total cost and expenses	39,260	40,607

Operating profit	1,411	1,991

Other income and expense
Gain on sale of funeral homes	—	475
Gain on acquisition	23,312	—
Increase in fair value of interest rate swap	1,671	—

Interest expense	4,859	3,169

Income before income taxes	21,535	(703)

Income taxes:
State	28	162
Federal	(528)	—

Total income taxes	(500)	162

Net income (loss)	$22,035	$(865)

General partner’s interest in net income (loss) for the period	$441	$(17)

Limited partners’ interest in net income (loss) for the period
Common	$21,594	$(697)
Subordinated	$—	$(151)

Net income per limited partner unit (basic and diluted)	$1.61	$(.07)

Weighted average number of limited partners’ units outstanding (basic and diluted) (in thousands)	13,385	11,891

See Accompanying Notes to the Condensed Consolidated Financial Statements.

Condensed Consolidated Statement of

StoneMor Partners L.P.

Partners’ Capital

(in thousands)

(unaudited)

	Partners’ Capital
	Common Unit Holders	General Partner	Total

Balance, December 31, 2009	$113,344	$1,904	$115,248

Issuance of executive management units	3,825	—	3,825
General partner contribution	—	69	69
Net income	21,594	441	22,035
Cash distribution	(7,413)	(240)	(7,653)

Balance, March 31, 2010	$131,350	$2,174	$133,524

See Accompanying Notes to the Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statement of Cash Flows

(in thousands)

(unaudited)

	For the three months ended March 31,
	2010	2009

Operating activities:

Net income (loss)	$22,035	$(865)
Adjustments to reconcile net income to net cash provided by operating activity:
Cost of lots sold	1,471	1,184
Depreciation and amortization	1,858	1,310
Unit-based compensation	175	374
Accretion of debt discount	82	—
Previously capitalized acquisition costs	—	1,365
Previously capitalized financing fees	—	—
Gain on sale of funeral home	—	(475)
Increase in value of interest rate swap	(1,671)	—
Gain on acquisitions	(23,312)	—
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(7,304)	(5,670)
Allowance for doubtful accounts	1,163	1,237
Merchandise trust fund	(4,026)	(1,462)
Prepaid expenses	855	1,011
Other current assets	(41)	513
Other assets	119	(156)
Accounts payable and accrued and other liabilities	2,669	(2,771)
Deferred selling and obtaining costs	(3,309)	(2,560)
Deferred cemetery revenue	13,460	8,947
Deferred taxes (net)	(572)	—
Merchandise liability	377	1,228

Net cash provided by operating activities	4,029	3,210

Investing activities:
Additions to cemetery property	(415)	(1,031)
Purchase of subsidiaries	(14,015)	—
Divestiture of funeral home	—	475
Additions of property and equipment	(388)	(376)

Net cash used in investing activities	(14,818)	(932)

Financing activities:
Cash distribution	(7,653)	(6,813)
Additional borrowings on long-term debt	18,200	8,815
Repayments of long-term debt	(157)	(556)
General partner contribution	69	—
Cost of financing activities	(69)	(385)

Net cash provided by (used in) financing activities	10,389	1,061

Net increase (decrease) in cash and cash equivalents	(400)	3,339
Cash and cash equivalents—Beginning of period	13,479	7,068

Cash and cash equivalents—End of period	$13,079	$10,407

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$957	$3,177

Cash paid during the period for income taxes	$181	$280

See Accompanying Notes to the Condensed Consolidated Financial Statements.

1.	NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

StoneMor Partners L.P. is a provider of funeral and cemetery products and services in the death care industry in the United States. The words “we,” “us,” “our,” “StoneMor,” the “Partnership,” and the “Company” refer to StoneMor Partners L.P. Through its subsidiaries, StoneMor offers a complete range of funeral merchandise and services, along with cemetery property, merchandise and services, both at the time of need and on a pre-need basis. As of March 31, 2010, StoneMor operates 244 cemeteries in 24 states and in Puerto Rico. The Company owns 228 of these cemeteries and operates the remaining 16 under long-term agreements. As a result of the agreements and other control arrangements, we consolidate the results of the 16 managed cemeteries in our consolidated financial statements.

As of March 31, 2010, StoneMor owned and operated 58 funeral homes in 16 states and in Puerto Rico. Twenty six of these funeral homes are located on the grounds of the cemeteries we own.

Basis of Presentation

The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All interim financial data is unaudited. However, in the opinion of management, the interim financial data as of March 31, 2010 and for the three months ended March 31, 2010 and 2009, respectively, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim period. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for a full year.

Principles of Consolidation

The consolidated financial statements include the accounts of each of the Company’s subsidiaries. These statements also include the accounts of the merchandise and perpetual care trusts in which the Company has a variable interest and is the primary beneficiary. The operations of the 16 managed cemeteries that the Company operates under long-term agreements are also consolidated as a result of the agreement and other control provisions. Total revenues derived from the cemeteries under long-term agreements totaled approximately $7.0 million for the three months ended March 31, 2010, as compared to $6.1 million during the same period last year.

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

Depreciation expense was $1.1 million during both the three months ended March 31, 2010, and 2009.

Inventories

Inventories, classified as other current assets on the Company’s condensed consolidated balance sheets, include cemetery and funeral home merchandise and are valued at the lower of cost or net realizable value. Cost is determined primarily on a specific identification basis on a first-in, first-out basis. Inventories were approximately $4.0 million and $3.5 million at March 31, 2010 and December 31, 2009, respectively.

Sales of Cemetery Merchandise and Services

The Company sells its merchandise and services on both a pre-need and at-need basis. Sales of at-need cemetery services and merchandise are recognized as revenue when the service is performed or merchandise is delivered.

Pre-need sales are usually made on an installment contract basis. Contracts are usually for a period not to exceed 60 months with payments of principal and interest required. For those contracts that do not bear a market rate of interest, the Company imputes such interest in order to segregate the principal and interest component of the total contract value.

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

The allowance for customer cancellations is established based on management’s estimates of expected cancellations and historical experiences and is currently approximately 10% of total contract values. Future cancellation rates may differ from this current estimate. Management will continue to evaluate cancellation rates and will make changes to the estimate should the need arise. Actual cancellations did not vary significantly from the estimates of expected cancellations at March 31, 2010 and December 31, 2009, respectively.

Revenue recognition related to sales of cemetery merchandise and services is governed by Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (“SAB No. 104”), and the retail land sales provisions of ASC 976-605-25-6. Per this guidance, revenue from the sale of burial lots and constructed mausoleum crypts are deferred until such time that 10% of the sales price has been collected, at which time it is fully earned; revenues from the sale of unconstructed mausoleums are recognized using the percentage-of-completion method of accounting while revenues from merchandise and services are recognized once such merchandise is delivered (title has transferred to the customer and the merchandise is either installed or stored, at the direction of the customer, at the vendor’s warehouse or a third-party warehouse at no additional cost to us) or services are performed.

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

Merchandise Trusts

Pursuant to state law, a portion of the proceeds from pre-need sales of merchandise and services is put into trust (the “merchandise trust”) until such time that the Company meets the requirements for releasing trust principal, which is generally delivery of merchandise or performance of services. All investment earnings generated by the assets in the merchandise trusts (including realized gains and losses) are deferred until the associated merchandise is delivered or the services are performed. The fair value of the funds held in merchandise trusts at March 31, 2010 and December 31, 2009 was approximately $261.9 million and $203.9 million, respectively (see Note 5).

Perpetual Care Trusts

Pursuant to state law, a portion of the proceeds from the sale of cemetery property is required to be paid into perpetual care trusts. All principal must remain in this trust into perpetuity while interest and dividends may be released and used to defray cemetery maintenance costs, which are expensed as incurred. Earnings from the perpetual care trusts are recognized in current cemetery revenues. The fair value of funds held in perpetual care trusts at March 31, 2010 and December 31, 2009 was $220.3 million and $196.3 million, respectively (see Note 6).

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

Impairment of Long-Lived Assets

The Company monitors the recoverability of long-lived assets, including cemetery property, property and equipment and other assets, based on estimates using factors such as current market value, future asset utilization, business and regulatory climate and future undiscounted cash flows expected to result from the use of the related assets. The Company’s policy is to evaluate an asset for impairment when events or circumstances indicate that a long-lived asset’s carrying value may not be recovered. An impairment charge is recorded to write-down the asset to its fair value if the sum of future undiscounted cash flows is less than the carrying value of the asset. No impairment charges were recorded during the three months ended March 31, 2010 and 2009.

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

New Accounting Pronouncements

Beginning July 1, 2009, the Financial Accounting Standards Board (“FASB”) began communicating changes to the source of authoritative U.S. GAAP, the FASB Accounting Standards Codification (FASB Codification), through Accounting Standards Update (“Updates”). Updates are published for all authoritative U.S. GAAP promulgated by the FASB, regardless of the form in which such guidance may have been issued prior to release of the FASB Codification (e.g., FASB Statements, EITF Abstracts, FASB Staff Positions, etc.). Updates are also issued for amendments to the SEC content in the FASB Codification as well as for editorial changes.

Updates issued in 2010 that are applicable to the Company include:

In January 2010, the FASB issued Update No. 2010-06—Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“Update 2010-06”). Update 2010 -06 requires each of the following new disclosures:

1.	Entities must disclose separately significant transfers into and out of Level 1 and Level 2.

2.	Reconciliations of Level 3 assets must provide gross information related to purchases, sales, issuances and settlements as opposed to netting such number.

Update 2010-06 provided each of the following amendments to existing disclosures:

3.	Entities must provide fair value measurement for each class of asset and liability. A class is often a subset of a line item asset or liability.

4.	Entities should provide disclosures about the valuation techniques used to measure fair value on Level 2 and Level 3 assets and liabilities.

Disclosure requirements 1, 3 and 4 are applicable for all periods beginning after December 15, 2009. Disclosure requirement 2 is applicable for all periods beginning after December 15, 2010. The Company has adopted disclosure requirements 1,3 and 4 as of January 1, 2010. As this is a disclosure only requirement, there is no impact on the financial position of the Company related to this adoption. See Note 15 to this Quarterly Report on Form 10-Q.

Additional accounting pronouncements issued during the reporting period include:

In June 2009, the FASB adopted ASC Topic 810, Subtopic 10, Sections 30 and 65 (“ASC 810-10-30/65”), the purpose of which is to amend certain requirements of ASC Topic 810, Subtopic 10, Section 5, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. Amongst other things, ASC 810-10-30/65 requires a change in the determination of which entity’s qualify as variable interest entities (“VIE’s”), changes in an entity that is involved in VIE’s method of determining whether they are the primary beneficiary of such VIE, and changes to disclosures required by all entities involved with VIE. ASC 810-10-30/65 is effective for each reporting period beginning after November 15, 2009. Early adoption was prohibited. The Company adopted the provisions of ASC 810-10-30/65 effective on January 1, 2010. The Company has reviewed the requirements of ASC 810-10-30/65 and determined that there are no changes to its current determination of those entities with which it is involved as to their status of being VIE’s nor to its determination of the Company’s status with regards to its position as the primary beneficiary of such VIE’s. The Company has modified certain disclosures with regards to those VIE’s with which it is involved. Such modifications are included in Note 5 of this Quarterly Report on Form 10-Q.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. This statement modifies the GAAP hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature. Effective July 2009, the FASB ASC, also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance. The Codification is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation. SFAS 168 applies to financial statements beginning in the third quarter 2009. Accordingly, all accounting references contained herein have been updated to reflect the Codification and all SFAS references have been replaced with ASC references. In those cases when previous GAAP references related to specific paragraphs, we have referred specifically to that paragraph in the ASC reference. Broader references have been referenced to the most detailed level (topic, subtopic or section) applicable.

In April of 2009, the FASB issued ASC 320-10-65-1, which relates to investments in both debt and equity securities. ASC 320-10-65-1 amended previous guidance related to the determination of whether impairments in debt securities were other-than-temporary, and provides guidance as to which other-than-temporary impairments should be reflected in the income statement and which other-than-temporary impairments should be reflected in other comprehensive income. ASC 320-10-65-1 also modifies the presentation and disclosures related to both debt and equity securities. ASC 320-10-65-1 is effective for interim periods ending after June 15, 2009, and the Company adopted it for second quarter of 2009. ASC 320-10-65-1 did not have a significant impact on the Company’s financial position or results of operations.

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

2.	LONG-TERM ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

Long-term accounts receivable, net, consist of the following:

	March 31, 2010	December 31, 2009
	(in thousands)

Customer receivables	$123,507	$112,995
Unearned finance income	(14,188)	(14,002)
Allowance for contract cancellations	(15,758)	(13,865)

	93,561	85,128
Less: current portion—net of allowance	38,710	37,113

Long-term portion—net of allowance	$54,851	$48,015

Activity in the allowance for contract cancellations is as follows:

	For the three months ended March 31,
	2010	2009
	(in thousands)

Balance—Beginning of period	$13,865	$13,763
Reserve on acquired contracts	729	—
Provision for cancellations	3,149	3,960
Charge-offs—net	(1,985)	(2,723)

Balance—End of period	$15,758	$15,000

3.	CEMETERY PROPERTY

Cemetery property consists of the following:

	As of
	March 31, 2010	December 31, 2009
	(in thousands)

Developed land	$30,818	$26,099
Undeveloped land	188,947	161,802
Mausoleum crypts and lawn crypts	47,100	47,456

Total	$266,865	$235,357

4.	PROPERTY AND EQUIPMENT

Major classes of property and equipment follow:

	As of
	March 31, 2010	December 31, 2009
	(in thousands)

Building and improvements	$51,920	$46,376
Furniture and equipment	34,668	34,151

	86,588	80,527
Less: accumulated depreciation	(29,419)	(28,262)

Property and equipment—net	$57,169	$52,265

5.	MERCHANDISE TRUST

At March 31, 2010, the Company’s merchandise trust consisted of the following types of assets:

•	Money Market Funds that invest in low risk short term securities;

•	Publicly traded mutual funds that invest in underlying debt securities;

•	Publicly traded mutual funds that invest in underlying equity securities;

•	Equity investments that are currently paying dividends or distributions. These investments include Real Estate Investment Trusts (“REIT’s”); Master Limited Partnerships and global equity securities;

•	Fixed maturity debt securities issued by various corporate entities;

•	Fixed maturity debt securities issued by the U.S. Government and U.S. Government agencies; and

•	Fixed maturity debt securities issued by U.S. states and local agencies.

•

Assets acquired related to the March 30, 2010 acquisition of nine cemeteries from SCI Michigan (see Note 13). According to the terms of the agreement, SCI Michigan was required to liquidate the holdings of the related trusts upon closing and forward the proceeds to us as soon as practicable. As of March 31, 2010, we had not as of yet received these amounts. Accordingly, these assets are shown in a single line item in the disclosures below as “Assets acquired via acquisition” and the cost basis and fair value of such assets are based upon preliminary estimates that the Company is required to make in accordance with Accounting Topic 805. As we will ultimately receive cash, the Company has preliminarily classified each of these assets as Level 1 investments.

All of these investments are classified as Available for Sale as defined by ASC 320-10-25-1. Accordingly, all of the assets are carried at fair value. All of these investments are considered to be either Level 1 or Level 2 assets as defined by ASC 820-10-35-(39 through 51H). At March 31, 2010, approximately 89.5% of these assets were Level 1 investments while approximately 10.5% were Level 2 assets. There were no Level 3 assets.

The merchandise trust is a variable interest entity for which the Company is the primary beneficiary. The assets held in the merchandise trust are required to be used to purchase the merchandise to which they relate. If the value of these assets falls below the cost of purchasing such merchandise, the Company would be required to fund this shortfall.

The cost and market value associated with the assets held in the merchandise trust at March 31, 2010 and December 31, 2009 is as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
As of March 31, 2010	(in thousands)

Short-term investments	$14,639	$—	$—	$14,639
Fixed maturities:
U.S. State and local government agency	33	—	(10)	23
Corporate debt securities	5,820	77	(66)	5,831
Other debt securities	12,249	—	—	12,249

Total fixed maturities	18,102	77	(76)	18,103

Mutual funds—debt securities	47,319	176	(705)	46,790
Mutual funds—equity securities	103,190	—	(18,829)	84,361

Equity securities	52,920	2,227	(4,687)	50,460
Assets acquired via acquisition	46,155	—	—	46,155
Other invested assets	1,389	28	—	1,417

Total	$283,714	$2,508	$(24,297)	$261,926

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
As of December 31, 2009	(in thousands)

Short-term investments	$47,451	$—	$—	$47,451
Fixed maturities:
U.S. Government and federal agency	—	—	—	—
U.S. State and local government agency	33	—	(10)	23
Corporate debt securities	3,204	90	(48)	3,246
Other debt securities	10,393	448	—	10,841

Total fixed maturities	13,630	538	(58)	14,110

Mutual funds—debt securities	39,545	8	(840)	38,713
Mutual funds—equity securities	93,472	—	(23,034)	70,438

Equity securities	34,818	1,249	(4,304)	31,763
Other invested assets	1,385	26	—	1,411

Total	$230,301	$1,821	$(28,236)	$203,885

The contractual maturities of debt securities as of March 31, 2010 and December 31, 2009 are as follows:

	Less than 1 year	1 year through 5 years	5 years through 10 years	More than 10 years
As of March 31, 2010	(in thousands)

U.S. Government and federal agency	$—	$—	$—	$—
U.S. State and local government agency	23	—	—	—
Corporate debt securities	—	2,719	2,933	179
Other debt securities	10,888	1,361	—	—

Total fixed maturities	$10,911	$4,080	$2,933	$179

	Less than 1 year	1 year through 5 years	5 years through 10 years	More than 10 years
As of December 31, 2009	(in thousands)

U.S. Government and federal agency	$—	$—	$—	$—
U.S. State and local government agency	23	—	—	—
Corporate debt securities	—	1,408	1,683	155
Other debt securities	10,841	—	—	—

Total fixed maturities	$10,864	$1,408	$1,683	$155

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at March 31, 2010 and December 31, 2009 is presented below:

At March 31, 2010

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)

Fixed maturities:
U.S. State and local government agency	—	—	23	10	23	10
Corporate debt securities	2,435	35	318	31	2,753	66
Other debt securities	—	—	—	—	—	—

Total fixed maturities	2,435	35	341	41	2,776	76

Mutual funds—debt securities	17,445	139	3,631	566	21,076	705
Mutual funds—equity securities	—	—	84,361	18,829	84,361	18,829

Equity securities	3,998	1,206	27,834	3,481	31,832	4,687

Total	$23,878	$1,380	$116,167	$22,917	$140,045	$24,297

At December 31, 2009

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)

Fixed maturities:
U.S. Government and federal agency	$—	$—	$—	$—	$—	$—
U.S. State and local government agency	23	10	—	—	23	10
Corporate debt securities	1,554	18	263	30	1,817	48
Other debt securities	—	—	—	—	—	—

Total fixed maturities	1,577	28	263	30	1,840	58

Mutual funds—debt securities	9,456	118	15,086	722	24,542	840
Mutual funds—equity securities	—	—	70,439	23,034	70,439	23,034

Equity securities	2,307	191	25,686	4,113	27,993	4,304

Total	$13,340	$337	$111,474	$27,899	$124,814	$28,236

A reconciliation of the Company’s merchandise trust activities for the three months ended March 31, 2010 is presented below:

Three months ended March 31, 2010

Market Value @ 12/31/2009	Net Contributions (Distributions)	Interest/ Dividends	Capital Gain Distributions	Realized Gain/ Loss	Taxes	Fees	Unrealized Change in Market Value	Change in Accrued Income	Market Value @ 3/31/2010
(in thousands)

$203,885	$50,270	$2,362	$(13)	$1,180	$(13)	$(371)	$4,626	$—	$261,926

The Company made net deposits into the trusts of approximately $50.2 million during the three months ended March 31, 2010. During the three months ended March 31, 2010, purchases and sales of securities available for sale included in trust investments were approximately $126.7 million and $120.9 million, respectively.

The $50,270 in net trust contributions includes approximately $46.2 million of assets related to the acquisition discussed in Note 13 of this Quarterly Report on Form 10-Q.

Other-than-temporary Impairments

In the second quarter of 2009, the Company adopted Section 10-65-1 of ASC 320.

ASC 320-10-65-1 amended the other-than-temporary impairment guidance for debt securities. ASC 320-10-35 also changed the disclosure requirements for other-than-temporary impairments on both debt and equity securities.

The fundamental accounting changes resulting from the issuance of ASC 320-10-35 are as follows:

Prior to the issuance of ASC 320-10-35, entity’s were required to assert that they had the intent and ability to hold debt securities for a period of time sufficient to allow for any anticipated recovery in fair value in order to conclude that an impairment was not other than temporary. ASC 320-10-35 amended this requirement so that entity’s now must:

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

In situations wherein an entity:

•	Does not have an intent to sell an impaired debt security;

•	Determines that it is not more likely than not that it will be required to sell an impaired debt security before its anticipated recovery;

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

During the three months ended March 31, 2010, the Company determined that there were no other than temporary impairments to the fixed maturity investment portfolio in the Merchandise Trust due to credit losses.

During the three months ended March 31, 2010, the Company determined that there was a single security, with an aggregate cost basis of approximately $0.3 million, an aggregate fair value of less than $0.1 million and a resulting impairment of value of approximately $0.2 million, wherein such impairments are considered to be other-than-temporary. Accordingly, the Company has adjusted the cost basis of this asset to its current value and offset this change against deferred revenue. This reduction in deferred revenue will be reflected in earnings in future periods as the underlying merchandise is delivered or the underlying service is performed.

6.	PERPETUAL CARE TRUSTS

At March 31, 2010, the Company’s perpetual care trust consisted of the following types of assets:

•	Money Market Funds that invest in low risk short term securities;

•	Publicly traded mutual funds that invest in underlying debt securities;

•	Publicly traded mutual funds that invest in underlying equity securities;

•	Equity investments that are currently paying dividends or distributions. These investments include REIT’s and Master Limited Partnerships;

•	Fixed maturity debt securities issued by various corporate entities;

•	Fixed maturity debt securities issued by the U.S. Government and U.S. Government agencies; and

•	Fixed maturity debt securities issued by U.S. states and local agencies.

•

Assets acquired related to the March 30, 2010 acquisition of nine cemeteries from SCI Michigan (see Note 13). According to the terms of the agreement, SCI Michigan was required to liquidate the holdings of the related trusts upon closing and forward the proceeds to us as soon as practicable. As of March 31, 2010, we had not as of yet received these amounts. Accordingly, these assets are shown in a single line item in the disclosures below as “Assets acquired via acquisition” and the cost basis and fair value of such assets are based upon preliminary estimates that the Company is required to make in accordance with Accounting Topic 805. As we will ultimately received cash, the Company has preliminarily classified each of these assets as Level 1 investments.

All of these investments are classified as Available for Sale as defined by ASC 320-10-25-1. Accordingly, all of the assets are carried at fair value. All of these investments are considered to be either Level 1 or Level 2 assets as defined by ASC 820-10-35-(39 through 51H). At March 31, 2010, approximately 80.4% of these assets were Level 1 investments while approximately 19.6% were Level 2 assets. There were no Level 3 assets.

The cost and market value associated with the assets held in perpetual care trusts at March 31, 2010 and December 31, 2009 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
As of March 31, 2010	(in thousands)

Short-term investments	$9,874	$—	$—	$9,874
Fixed maturities:
U.S. Government and federal agency	—	—	—	—
U.S. State and local government agency	202	—	(54)	148
Corporate debt securities	20,690	638	(242)	21,086
Other debt securities	4,109	—	—	4,109

Total fixed maturities	25,001	638	(296)	25,343

Mutual funds—debt securities	43,030	1,729	(434)	44,325
Mutual funds—equity securities	92,275	1,538	(19,219)	74,594

Equity Securities	47,679	4,880	(1,367)	51,192
Assets acquired via acquisition	14,572	—	—	14,572
Other invested assets	432	2	—	434

Total	$232,863	$8,787	$(21,316)	$220,332

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
As of December 31, 2009	(in thousands)

Short-term investments	$46,615	$—	$—	$46,615
Fixed maturities:
U.S. Government and federal agency	4,747	66	(48)	4,765
U.S. State and local government agency	1,497	14	(74)	1,437
Corporate debt securities	13,722	369	(199)	13,892
Other debt securities	4,841	8	—	4,849

Total fixed maturities	24,807	457	(321)	24,943

Mutual funds—debt securities	36,774	24	(465)	36,333
Mutual funds—equity securities	74,831	1	(22,275)	52,557

Equity Securities	33,514	3,385	(1,486)	35,413
Other invested assets	434	2	—	436

Total	$216,974	$3,868	$(24,547)	$196,295

The contractual maturities of debt securities as of March 31, 2010 and December 31, 2009 are as follows:

As of March 31, 2010	Less than 1 year	1 year through 5 years	5 years through 10 years	More than 10 years
	(in thousands)

U.S. Government and federal agency	$—	$—	$—	$—
U.S. State and local government agency	148	—	—	—
Corporate debt securities	—	9,419	10,906	761
Other debt securities	3,738	371	—	—

Total fixed maturities	$3,886	$9,790	$10,906	$761

As of December 31, 2009	Less than 1 year	1 year through 5 years	5 years through 10 years	More than 10 years
	(in thousands)

U.S. Government and federal agency	$806	$3,230	$438	$291
U.S. State and local government agency	560	296	520	61
Corporate debt securities	—	6,166	7,104	622
Other debt securities	4,849	—	—	—

Total fixed maturities	$6,215	$9,692	$8,062	$974

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at March 31, 2010 and December 31, 2009 held in perpetual care trusts is presented below:

At March 31, 2010

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)

Fixed maturities:
U.S. Government and federal agency	$—	$—	$—	$—	$—	$—
U.S. State and local government agency	—	—	148	54	148	54
Corporate debt securities	7,597	123	834	119	8,431	242
Other debt securities	—	—	—	—	—	—

Total fixed maturities	7,597	123	982	173	8,579	296

Mutual funds—debt securities	1,983	334	919	100	2,902	434
Mutual funds—equity securities	—	—	46,903	19,219	46,903	19,219

Equity securities	1,142	595	15,111	772	16,253	1,367

Total	$10,722	$1,052	$63,915	$20,264	$74,637	$21,316

At December 31, 2009

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)

Fixed maturities:
U.S. Government and federal agency	$1,708	$42	$188	$6	$1,896	$48
U.S. State and local government agency	655	74	—	—	655	74
Corporate debt securities	6,796	76	1,246	123	8,042	199
Other debt securities	—	—	—	—	—	—

Total fixed maturities	9,159	192	1,434	129	10,593	321

Mutual funds—debt securities	1,969	347	900	118	2,869	465
Mutual funds—equity securities	—	—	47,299	22,275	47,299	22,275

Equity securities	1,317	107	18,397	1,379	19,714	1,486

Total	$12,445	$646	$68,030	$23,901	$80,475	$24,547

A reconciliation of the Company’s perpetual care trust activities for the three months ended March 31, 2010 is presented below:

Three months ended March 31, 2010

Market Value @ 12/31/2009	Net Contributions (Distributions)	Interest/ Dividends	Capital Gain Distributions	Realized Gain/ Loss	Taxes	Fees	Unrealized Change in Market Value	Change in Accrued Income	Market Value @ 3/31/2010
(in thousands)

$196,295	$12,902	$3,440	$—	$20	$(152)	$(323)	$8,150	$—	$220,332

The Company made net deposits into the trusts of approximately $12.9 million during the three the three months ended March 31, 2010. During the three months ended March 31, 2010, purchases and sales of securities available for sale included in trust investments were approximately $107.0 million and $104.4 million, respectively.

The Company recorded income from perpetual care trusts of $3.1 million for the three months ended March 31, 2010 as compared to $3.4 million during the same period last year. This income is classified as cemetery revenues in the consolidated statements of operations.

Other-than-temporary Impairments

Refer to Note 5 for a detailed discussion of the Company’s methodology of determining, accounting for and disclosing other than temporary impairments. The Company determined that there were no other temporary impairments to the assets in the perpetual care trust during the three months ended March 31, 2010.

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

The Interest Rate Swaps do not qualify for hedge accounting. Accordingly, the fair value of the Interest Rate Swaps shall be reported on the Company’s balance sheet and periodic changes in the fair value of the Interest Rate Swaps shall be recorded in earnings. At March 31, 2010, the Company recorded a liability (the “Fair value of interest rate swaps”) of approximately $1.0 million, which represents the fair value of the Interest Rate Swaps at March 31, 2010. The fair value of the Interest Rate Swaps had been approximately $2.7 million at December 31, 2009. Accordingly, the Company recorded a gain on the fair value of interest rate swaps of approximately $1.7 million during the three months ended March 31, 2010.

The Company entered into the Interest Rate Swaps in an effort to manage their total interest expense. The Interest Rate Swaps reduced first quarter 2010 interest expense by approximately $0.4 million.

The Interest Rate Swaps do not contain any credit risk contingent features. No collateral is required to be posted by either counterparty.

8.	LONG-TERM DEBT

The Company had the following outstanding debt at:

	As of
	March 31, 2010	December 31, 2009
	(in thousands)

Insurance premium financing	$87	$190
Vehicle Financing	494	547
Acquisition Credit Facility, due September 2012	15,000	—
Revolving Credit Facility, due September 2012	3,200	—
Note payable—Greenlawn Acquisition	1,400	1,400
10.25% senior notes, due 2017	150,000	150,000
Series B senior secured notes, due 2012	17,500	17,500
Series C senior secured notes, due 2012	17,500	17,500

Total	205,181	187,137
Less current portion	271	378
Less unamortized bond discount	3,856	3,938

Long-term portion	$201,054	$182,821

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

Indenture

On November 24, 2009, the Issuers, the Company, the other Note Guarantors and Wilmington Trust FSB, as trustee (the “Trustee”) entered into an indenture (the “Indenture”) governing the Senior Notes.

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

Events of default under the Indenture that could, subject to certain conditions, cause all amounts owing under the Senior Notes to become immediately due and payable include, but are not limited to, the following:

1.	failure by the Issuers to pay interest on any of the Senior Notes when it becomes due and the continuance of any such failure for 30 days;

2.	failure by the Issuers to pay the principal on any of the Senior Notes when it becomes due and payable, whether at stated maturity, upon redemption, upon purchase, upon acceleration or otherwise;

3.	the Issuers’ failure to comply with the agreements and covenants relating to limitations on entering into certain mergers, consolidations or sales of all or substantially all of their assets or in respect of their obligations to purchase the Senior Notes in connection with a Change of Control;

4.	failure by the Company or the Issuers to comply with any other agreement or covenant in the Indenture and the continuance of this failure for 60 days after notice of the failure has been given the Company by the Trustee or holders of at least 25% of the aggregate principal amount of the Senior Notes then outstanding;

5.	failure by the Company to comply with its covenant to deliver certain reports and the continuance of such failure to comply for a period of 120 days after written notice thereof has been given to the Company by the Trustee or by the holders of at least 25% in aggregate principal amount of the Senior Notes then outstanding;

6.	certain defaults under mortgages, indentures or other instruments or agreements under which there may be issued or by which there may be secured or evidenced indebtedness of the Company or any Restricted Subsidiary, whether such indebtedness now exists or is incurred after the date of the Indenture;

7.	certain judgments or orders that exceed $7.5 million for the payment of money entered by a court of competent jurisdiction against the Company or any Restricted Subsidiary if such judgments have not been satisfied, stayed, annulled or rescinded within 60 days of being entered;

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

Note Purchase Agreement

On August 15, 2007, the Company entered into, along with the General Partner and certain of the Company’s subsidiaries, (collectively, the “Note Issuers”) the Amended and Restated Note Purchase Agreement (the “NPA”) with Prudential Investment Management Inc., The Prudential Insurance Company of America, Prudential Retirement Insurance and Annuity Company, certain Affiliates of Prudential Investment Management Inc., iStar Financial Inc., SFT I, Inc., and certain Affiliates of iStar Financial Inc. (collectively, the “Note Purchasers”). Capitalized terms which are not defined in the following description shall have the same meaning assigned to such terms in the NPA, as amended.

Pursuant to the NPA, the Note Issuers and the Note Purchasers agreed to (a) exchange certain senior secured notes previously issued by the Note Issuers to the Note Purchasers on September 20, 2004, for new Series A Notes due September 20, 2009, in the amount of $80 million; and (b) issue Series B Notes, due August 15, 2012 in the aggregate amount of $35 million, subject to the option, on an uncommitted basis, to issue/purchase additional secured Shelf Notes in the aggregate amount of up to $35 million, and to issue/purchase additional secured Shelf Notes to refinance the Series A Notes.

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

The Series A Notes bore an interest rate of 7.66% per annum, the Series B Notes bore an interest rate of 9.34% per annum and the Series C Notes bore an interest rate of 9.09% per annum.

The Notes were guaranteed by both the Company and the General Partner. The Notes ranked pari passu with all other senior secured debt, including the Revolving Credit Facility and the Acquisition Credit Facility. Obligations under the Notes were secured by a first priority lien and security interest covering substantially all of the assets of the Note Issuers, whether then owned or thereafter acquired, other than specified receivable rights and a second priority lien and security interest covering those specified receivable rights of the Note Issuers, whether then owned or thereafter acquired. These assets secured the Notes and the Acquisition Credit Facility described below. The priority of the liens and security interests securing the Notes is pari passu with the liens and security interests securing the Acquisition Credit Facility described below.

On April 30, 2009, the Company entered into the Second Amendment to Amended and Restated Credit Agreement by and among the Company and certain of the Company’s subsidiaries, the lenders, and Bank of America, N.A., as Administrative Agent (the “Second Amendment to Credit Agreement”), pursuant to which the Company borrowed $63,000,000 under the new Acquisition Credit Facility commitments, which, together with the $17,000,000 of the existing availability under the Acquisition Credit Facility, were used to repay the Series A Notes. In addition, the Company borrowed $5,400,000 under the Revolving Credit Facility, which was used to pay the accrued interest on the Series A Notes, fees to Bank of America, N.A., amendment fees to noteholders under the Second Amendment to NPA described below as well as various other fees and costs incurred in connection with these transactions. In connection with the Second Amendment to Credit Agreement, on April 30, 2009, the Company also entered into the Second Amendment to Amended and Restated Note Purchase Agreement by and among the Company, the General Partner and certain of the Company’s subsidiaries and the noteholders (the “Second Amendment to NPA”).

The Second Amendment to NPA amended the NPA to, among other matters, amend and restate the Series B Notes and the Series C Notes. The Series B Notes were amended to increase the interest rate to 11.00% (the “Amended Series B Notes”). The Series C Notes were amended not only to increase the interest rate to 11.00%, but also to change the maturity date from December 21, 2012 to August 15, 2012 (the “Amended Series C Notes,” and together with the Amended Series B Notes, the “Amended NPA Notes”).

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

The Amended NPA Notes bore an interest rate of 11.00% per annum, payable quarterly. Under the Fourth Amendment to NPA, the interest rate on the Amended NPA Notes was to be increased by 1.5% per annum during any period in which (i) any holder of the Amended NPA Notes is required to maintain reserves in excess of 3.4% of the principal amount of such Amended NPA Notes, as a result of a decision of an insurance regulatory authority having responsibility for valuation of insurance company assets (an “IR Authority”) or (ii) the Senior Notes issued pursuant to the Notes Offering are designated any rating below BB- (or its equivalent) by an IR Authority, provided that any Amended NPA Notes are not designated a separate rating of BB- or higher (or its equivalent) by such authority (each, a “Reserve Event”).

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

On May 4, 2010, the Company entered into the Sixth Amendment to Amended and Restated Note Purchase Agreement, to, among other matters, provide for (i) changes to the Consolidated Leverage Ratio similar to the changes under the Sixth Amendment to Credit Agreement as described below, and (ii) the payment by the Partnership to each holder of Series B Notes and Series C Notes of additional interest at a rate of 0.25% per annum (the “Additional Interest”) from May 4, 2010 until such time as each holder of Notes shall have received a Compliance Certificate for the most recently completed four fiscal quarters of the Partnership ending on or after December 31, 2010 evidencing that the Consolidated Leverage Ratio was less than 3.75 to 1.00 for such period. The Series B Notes and Series C Notes were amended and restated to provide for the payment of the Additional Interest as described in the Sixth Amendment to NPA.

The Sixth Amendment to NPA also included a consent by the Noteholders to an increase in the Aggregate Credit Facility Cap from $80 million to $100 million, an increase in the Acquisition Facility Cap from $45 million to $55 million and an increase in the Revolving Facility Cap from $35 million to $45 million.

The NPA (as amended) contains restrictive covenants that, among other things, prohibit distributions upon defined events of default, restrict investments and sales of assets and require the Company to maintain certain financial covenants, including specified financial ratios. The Company was in compliance with all covenants at March 31, 2010.

Acquisition Credit Facility and Revolving Credit Facility

On August 15, 2007, the Company, the General Partner, and the Operating Company and various subsidiaries of the Operating Company (collectively, the “Borrowers”), entered into the Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. (“Bank of America”), other lenders, and BAS (collectively, the “Lenders”). The Credit Agreement provides for both an acquisition credit facility (the “Acquisition Credit Facility”) and a revolving credit facility (the “Revolving Credit Facility”). Capitalized terms which are not defined in the following description shall have the same meaning assigned to such terms in the Credit Agreement, as amended.

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

On July 6, 2009, the Company, the General Partner, the Borrowers and Bank of America entered into the Third Amendment to Amended and Restated Credit Agreement to among other things, amend certain covenants of the Credit Agreement.

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

On January 15, 2010, the Company entered into the Fifth Amendment to the Amended and Restated Credit Agreement which further amended the Consolidated Leverage Ratio to provide that the Company and the General Partner shall not permit such ratio to be greater than:

•	4.0 to 1.0, for the Company’s most recently completed four fiscal quarters ending prior to July 1, 2010;

•	3.75 to 1.0, for the Company’s most recently completed four fiscal quarters ending between July 1, 2010 and December 31, 2010; or

•	3.65 to 1.0, for the Company’s most recently completed four fiscal quarters ending after December 31, 2010.

The Consolidated Leverage Ratio was 3.89 at March 31, 2010.

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

The borrowers under the Credit Agreement paid fees to Bank of America, as Administrative Agent, and BAS, as Arranger. In addition, the Credit Agreement requires the Borrowers to pay an unused commitment fee, which is calculated based on the amount by which the commitments under the Credit Agreement exceed the usage of such commitments.

The proceeds of the Acquisition Credit Facility may be used by the Borrowers to finance (i) Permitted Acquisitions and (ii) the purchase and construction of mausoleums. The proceeds of the Revolving Credit Facility and Swing Line Loans may be utilized to finance working capital requirements, Capital Expenditures, as defined in the Credit Agreement, and for other general corporate purposes.

Borrowings under the Credit Agreement rank pari passu with all other senior secured debt of the Borrowers including the senior secured notes discussed above. The Borrowers’ obligations under the Credit Agreement are guaranteed by both the Company and the General Partner (collectively, the “Guarantors”).

The Borrowers’ obligations under the Revolving Credit Facility are secured by a first priority lien and security interest in specified receivable rights, whether then owned or thereafter acquired, of the Borrowers and the Guarantors, and by a second priority lien and security interest in substantially all assets other than those receivable rights of the Borrowers and Guarantors, excluding trust accounts and certain proceeds required by law to be placed into such trust accounts and funds held in trust accounts, the General Partner’s interest in the Company and the General Partner’s incentive distribution rights under the Company’s partnership agreement. The specified receivable rights include all accounts and other rights to payment arising under customer contracts or agreements or management agreements, and all inventory, general intangibles and other rights reasonably related to the collection and performance of these accounts and rights to payment.

The Borrowers’ obligations under the Acquisition Credit Facility are secured by a first priority lien and security interest in substantially all assets, whether then owned or thereafter acquired, other than specified receivable rights of the Borrowers and the Guarantors, excluding trust accounts and certain proceeds required by law to be placed into such trust accounts and funds held in trust accounts, the General Partner’s interest in the Company and the General Partner’s incentive distribution rights under the Company’s partnership agreement, and a secondary priority lien and security interest in those specified receivable rights. These assets secure the Acquisition Credit Facility and the senior secured notes described above. The priority of the liens and security interests securing the Acquisition Credit Facility is pari passu with the liens and security interests securing the senior secured notes described above.

The agreements governing the Revolving Credit Facility, the Acquisition Credit Facility and Amended NPA Notes contain restrictive covenants that, among other things, prohibit distributions upon defined events of default, restrict investments and sales of assets and require the Company to maintain certain financial covenants, including specified financial ratios. A material decrease in sales could cause the Company to breach certain of its financial covenants, such as the leverage ratio and the interest coverage ratio, under the Company’s Credit Agreement and NPA, as amended. Any such breach could allow the lenders to accelerate (or create cross-default under) the Company’s debt which would have a material adverse effect on the Company’s business, financial condition or results of operations. As of March 31, 2010, the Company had $18.2 million outstanding under the Credit Agreement and the Company was in compliance with all applicable covenants.

On May 4, 2010, the Company entered into (i) the Sixth Amendment to Amended and Restated Credit Agreement.

The Sixth Amendment to Credit Agreement amended the Amended and Restated Credit Agreement, dated August 15, 2007 (as amended, the “Credit Agreement”) to, among other things, provide that the Partnership and the General Partner shall not permit the Consolidated Leverage Ratio to be greater than:

•	4.15 to 1.0, for the most recently completed four fiscal quarters of the Partnership ending prior to July 1, 2010;

•	4.00 to 1.0, for the most recently completed four fiscal quarters of the Partnership ending between July 1, 2010 and September 30, 2010;

•	3.75 to 1.0, for the most recently completed four fiscal quarters of the Partnership ending between October 1, 2010 and December 31, 2010; or

•	3.65 to 1.0, for the most recently completed four fiscal quarters of the Partnership ending after December 31, 2010.

Under the Credit Agreement, the interest rate on Base Rate Loans and Eurodollar Rate Loans is calculated based on the Base Rate or Eurodollar Rate, as applicable, plus the Applicable Rate. The Sixth Amendment to Credit Agreement amended the definition of Applicable Rate to provide that, commencing on May 4, 2010 until such time as the Agent shall have received a Compliance Certificate evidencing compliance with all financial covenants for the most recently completed four fiscal quarters of the Partnership ending on or after December 31, 2010, Pricing Level 3 of the Applicable Rate (the currently applicable pricing level) for (i) Eurodollar Rate Loans and Letter of Credit Fees shall be increased by 25 basis points to 4.50%, and (ii) Base Rate Loans shall be increased by 25 basis points to 3.50%.

The Sixth Amendment to Credit Agreement also amended the definition of Consolidated EBITDA to provide that Consolidated EBITDA shall not be adjusted for any changes resulting from the sale by the Credit Parties of all of their investments held, as of May 4, 2010, in one of more Merchandise Trusts in the Highland Floating Rate Advantage Fund.

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

As of December 31, 2009, the Company’s taxable corporate subsidiaries had a federal net operating loss carryover of approximately $90.7 million, which will begin to expire in 2019 and $140.7 million in state net operating losses which begin to expire this year.

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

The Partnership’s corporate subsidiaries account for their income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The provision for income taxes for the three months ended March 31, 2010 and 2009 respectively is based upon the estimated annual effective tax rates expected to be applicable to the Company for 2009 and 2008, respectively.

Certain of the Company’s subsidiaries are subject to US federal income tax as well as multiple state jurisdictions. The effective tax rate fluctuates over time based on income tax rates in the various tax jurisdictions in which these subsidiaries operates and based on the level of earnings in those jurisdictions. Several entities of the Company were recently under examination by the Internal Revenue Service for its separate company US income tax returns for the year ended December 31, 2005. These audits were completed in the third quarter of 2009 with no impact to the financial statements. The Company is not currently under examination by any state jurisdictions. The federal statute of limitations and certain state statutes of limitations are open from 2005 forward. Management believes that the accrual for tax liabilities is adequate for all open years. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. On the basis of present information, it is the opinion of the Company’s management that there are no pending assessments that will result in a material adverse effect on the Company’s condensed consolidated financial statements over the next twelve months.

The Company recognizes any interest accrued related to unrecognized tax benefits in interest expense and any penalties in operating expenses. The Company has not recorded any material interest or penalties during the three months ended March 31, 2010 or 2009.

10.	DEFERRED CEMETERY REVENUES – NET

At March 31, 2010 and December 31, 2009, deferred cemetery revenues, net, consisted of the following:

	As of
	March 31, 2010	December 31, 2009
	(in thousands)

Deferred cemetery revenue	$236,434	$222,749
Deferred merchandise trust revenue	33,177	29,142
Deferred merchandise trust unrealized losses	(21,191)	(27,278)
Deferred pre-acquisition margin	83,938	66,297
Deferred cost of goods sold	(33,911)	(31,931)

Deferred cemetery revenues, net	$298,447	$258,978

Deferred selling and obtaining costs	$53,091	$49,782

Deferred selling and obtaining costs are carried as an asset on the condensed consolidated balance sheet in accordance with ASC 944-30-55-1.

11.	COMMITMENTS AND CONTINGENCIES

Legal

The Company is party to legal proceedings in the ordinary course of its business but does not expect the outcome of any proceedings, individually or in the aggregate, to have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Leases

At March 31, 2010, the Company was committed to operating lease payments for premises, automobiles and office equipment under various operating leases with initial terms ranging from one to five years and options to renew at varying terms. Expenses under operating leases were $0.5 million for both the three months ended March 31, 2010 and 2009, respectively.

At March 31, 2010, operating leases will result in future payments in the following approximate amounts:

(in thousands)
2011	1,705
2012	1,510
2013	1,374
2014	860
2015	653
Thereafter	2,516

Total	$8,618

Tax Indemnification

CFSI LLC (formerly Cornerstone Family Services, Inc., the Company’s predecessor) has agreed to indemnify the Company for all federal, state and local income tax liabilities attributable to the operation of the assets contributed by CFSI LLC to the Company prior to the closing of the Company’s public offering in 2004. CFSI LLC has also agreed to indemnify the Company against additional income tax liabilities, if any, that arise from the consummation of the transactions related to the Company’s formation in excess of those believed to result at the time of the closing of the Company’s initial public offering. The Company estimates that $600,000 of state income taxes and no federal income taxes will be due as a result of these formation transactions. CFSI LLC has also agreed to indemnify the Company against the increase in income tax liabilities of the Company’s corporate subsidiaries resulting from any reduction or elimination of the Company’s net operating losses to the extent those net operating losses are used to offset any income tax gain or income resulting from the prior operation of the assets of CFSI LLC contributed to the Company, or from the Company’s formation transactions in excess of such gain or income believed to result at the time of the closing of the initial public offering. Until all of its indemnification obligations under the omnibus agreement have been satisfied in full, CFSI LLC is subject to limitations on its ability to dispose of or encumber its interest in the Company’s general partner or the common units held by it (except upon a redemption of common units by the partnership upon any exercise of the underwriters’ over-allotment option) and will also be prohibited from incurring any indebtedness or other liability. CFSI LLC is also subject to certain limitations on its ability to transfer its interest in the Company’s general partner or the common units held by it if the effect of the proposed transfer would trigger an “ownership change” under the Internal Revenue Code that would limit the Company’s ability to use the Company’s federal net operating loss carryovers.

12.	PARTNERS’ CAPITAL

Unit-Based Compensation

The Company has issued to certain key employees and management unit-based compensation in the form of unit appreciation rights and phantom partnership units. Each of these awards qualifies as an equity award.

Compensation expense recognized related to unit appreciation rights and restricted phantom unit awards for the three months ended March 31, 2010 and 2009 are summarized in the table below:

	Three months ended March 31,
	2010	2009
	(in thousands)

Unit appreciation rights	$121	$13
Restricted phantom units	54	361

Total unit-based compensation expense	$175	$374

As of March 31, 2010, there was approximately $1.8 million in non-vested unit appreciation rights outstanding.

13.	ACQUISITIONS AND DIVESTITURES

On March 30, 2010, StoneMor Operating LLC, a Delaware limited liability company (“StoneMor LLC”), StoneMor Michigan LLC, a Michigan limited liability company (“Buyer LLC”) and StoneMor Michigan Subsidiary LLC, a Michigan limited liability company (“Buyer NQ Sub” and individually and collectively with StoneMor LLC and Buyer LLC, “Buyer”), each a wholly-owned subsidiary of StoneMor Partners L.P. (the “Company”), entered into an Asset Purchase and Sale Agreement (the “Purchase Agreement”) with SCI Funeral Services, LLC, an Iowa limited liability company (“Parent”), SCI Michigan Funeral Services, Inc., a Michigan corporation (“SCI Michigan”, and together with Parent, “SCI”), Hillcrest Memorial Company, a Delaware corporation (“Hillcrest”), Christian Memorial Cultural Center, Inc., a Michigan corporation (“Christian”), Sunrise Memorial Gardens Cemetery, Inc., a Michigan corporation (“Sunrise”), and Flint Memorial Park Association, a Michigan corporation (“Flint” and individually and collectively with Sunrise, Hillcrest and Christian, “Seller”).

In connection with the Purchase Agreement, on March 30, 2010, StoneMor LLC and Plymouth Warehouse Facilities LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company (“Plymouth” and individually and collectively with StoneMor LLC, “Warehouse Buyer”), entered into an Asset Purchase and Sale Agreement (the “Warehouse Purchase Agreement”) with SCI, Hillcrest, Sunrise, Flint, Buyer NQ Sub and Buyer LLC.

The following is a summary of the material provisions of the Purchase Agreement and Warehouse Purchase Agreement. This summary is qualified in its entirety by reference to the Purchase Agreement and Warehouse Purchase Agreement which are incorporated by reference in their entirety hereto and which are attached to the Current Report on Form 8-K filed on March 30, 2010 as Exhibit 10.1 and Exhibit 10.2, respectively.

Pursuant to the Purchase Agreement, Buyer acquired nine cemeteries in Michigan, including certain related assets (the “Acquired Assets”), and assumed certain related liabilities (the “Assumed Liabilities”). In consideration for the transfer of the Acquired Assets and in addition to the assumption of the Assumed Liabilities, Buyer paid Seller approximately $14 million (the “Closing Purchase Price”) in cash. The Closing Purchase Price can be increased or decreased post-closing for accounts receivable, merchandise trust amounts and endowment care trust amounts above or below agreed levels, as provided in the Purchase Agreement.

Pursuant to the Warehouse Purchase Agreement, Warehouse Buyer acquired one warehouse in Michigan from SCI, including certain related assets, and assumed certain related liabilities for $0.5 million in cash, which was deemed part of the $14 million consideration paid in connection with the Purchase Agreement.

The Purchase Agreement and Warehouse Purchase Agreement also include various representations, warranties, covenants, indemnification and other provisions which are customary for transactions of this nature.

The table below reflects the Company’s preliminary assessment of the fair value of net assets received, the purchase price and the resulting gain on a bargain purchase price. These amounts will be retrospectively adjusted as additional information is received.

As of 31-Mar-10
(in thousands)
Assets:

Cemetery land	$32,338
Cemetery property	5,360
Accounts receivable (net)	2,293
Merchandise trusts, restricted, at fair value	46,155
Perpetual care trusts, restricted, at fair value	14,572
Property and equipment	325

Total assets	101,043

Liabilities

Deferred margin	18,287
Merchandise liabilities	22,619
Deferred income tax liability	8,238
Perpetual care trust corpus	14,572

Total liabilities	63,716

Fair value of net assets acquired	37,327

Consideration paid	14,015

Gain on bargain purchase	$23,312

The results of operations of the acquired properties have been included in the consolidated financial statements since the date of acquisition and are not material to the consolidated results of operations.

The following unaudited pro forma information presents a summary of results of operations of the Company and the acquired cemeteries if the acquisition had occurred on January 1, 2007:

	Three months ended March 31,
	2010	2009
	(unaudited)
	(In thousands)

Revenues	$42,201	$44,128
Net income (loss)	21,956	(944)
Net income (loss) per limited partner unit (basic and diluted)	1.61	(0.07)

The unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments such as decreased cost of goods sold related to the step-down in the basis of the cemetery property acquired and increased interest on the acquisition debt. They do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect on January 1, 2009 or of future results of operations of the locations.

The accounting for acquisitions made in 2009 have still not been finalized and are subject to adjustment in the second and third quarter of 2010.

14.	SEGMENT INFORMATION

The Company is organized into five distinct reportable segments which are classified as Cemetery Operations – Southeast, Cemetery Operations – Northeast, Cemetery Operations – West, Funeral Homes, and Corporate.

The Company has chosen this level of organization of reportable segments due to the fact that a) each reportable segment has unique characteristics that set it apart from other segments; b) the Company has organized its management personnel at these operational levels; and c) it is the level at which its chief decision makers and other senior management evaluate performance.

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

Segment information as of and for the three months ended March 31, 2010 and 2009 is as follows:

As of and for the three months ended March 31, 2010

	Cemeteries			Funeral
	Southeast	Northeast	West	Homes	Corporate	Adjustment	Total
	(in thousands)
Revenues
Sales	$18,656	$7,953	$6,893	$—	$—	$(13,330)	$20,171
Service and other	7,419	5,616	3,501	—	15	(1,931)	14,623
Funeral home	—	—	—	6,040	—	(162)	5,878

Total revenues	26,075	13,569	10,394	6,040	15	(15,423)	40,671

Costs and expenses
Cost of sales	3,815	1,582	1,011	—	5	(1,981)	4,432
Cemetery	4,292	2,845	2,111				9,247
Selling	6,161	2,606	2,068	—	62	(3,280)	7,617
General and administrative	2,827	1,505	1,262	—	3	—	5,598
Funeral home	—	—	—	4,438	—	(10)	4,428
Depreciation and amortization	437	190	123	279	829	—	1,858
Corporate	—	—	—	—	5,089	—	5,089
Acquisition related costs	—	—	—	—	990	—	990

Total costs and expenses	17,532	8,728	6,575	4,717	6,978	(5,271)	39,260

Operating earnings	8,543	4,841	3,819	1,323	(6,963)	(10,152)	1,411

Gain on acquisition	—	—	—	—	23,312		23,312
Increase in value of interest rate swap	—	—	—	—	1,671		1,671
Interest expense	2,313	942	985	618	—	—	4,859

Earnings (losses) before taxes	$6,230	$3,899	$2,834	$705	$18,020	$(10,152)	$21,535

Supplemental information

Total assets	$392,658	$261,659	$270,544	$34,947	$27,635	$—	$987,443

Amortization of cemetery property	$840	$511	$119	$—	$—	$(189)	$1,281

Long lived asset additions	$92	$31	$38,239	$49	$62	$—	$38,473

As of and for the three months ended March 31, 2009

	Cemeteries			Funeral
	Southeast	Northeast	West	Homes	Corporate	Adjustment	Total
	(in thousands)
Revenues
Sales	$17,066	$8,221	$6,677	$—	$13	$(9,997)	$21,980
Service and other	6,245	5,680	3,114	—	—	(689)	14,350
Funeral home	—	—	—	6,336	—	(68)	6,268

Total revenues	23,311	13,901	9,791	6,336	13	(10,754)	42,598

Costs and expenses
Cost of sales	3,785	1,657	1,195	—	3	(1,840)	4,800
Cemetery	4,082	3,027	2,319	—	11	—	9,439
Selling	5,510	2,717	1,980	—	138	(2,519)	7,826
General and administrative	2,689	1,652	1,134	—	4	—	5,479
Funeral home	—	—	—	4,812	—	(11)	4,801
Depreciation and amortization	374	246	104	214	372	—	1,310
Corporate	—	—	—	—	5,366	—	5,366
Acquisition related costs	—	—	—	—	1,586	—	1,586

Total costs and expenses	16,440	9,299	6,732	5,026	7,480	(4,370)	40,607

Operating earnings	6,871	4,602	3,059	1,310	(7,467)	(6,384)	1,991

Gain on sale of funeral home	—	—	—	—	—	475	475
Interest expense	1,395	606	686	473	9	—	3,169

Earnings (losses) before taxes	$5,476	$3,996	$2,373	$837	$(7,476)	$(5,909)	$(703)

Supplemental information

Total assets	$315,785	$230,173	$135,060	$33,879	$19,689	$—	$734,586

Amortization of cemetery property	$721	$472	$237	$—	$—	$(210)	$1,220

Long lived asset additions	$(226)	$388	$(57)	$313	$120	$—	$538

Results of individual business units are presented based on our management accounting practices and management structure. There is no comprehensive, authoritative body of guidance for management accounting equivalent to accounting principles generally accepted in the United States of America; therefore, the financial results of individual business units are not necessarily comparable with similar information for any other company. The management accounting process uses assumptions and allocations to measure performance of the business units. Methodologies are refined from time to time as management accounting practices are enhanced and businesses change. Revenues and associated expenses are not deferred in accordance with SAB No. 104 therefore, the deferral of these revenues and expenses is provided in the adjustment column to reconcile the Company’s managerial financial statements to those prepared in accordance with GAAP. Pre-need sales revenues included within the sales category consist primarily of the sale of burial lots, burial vaults, mausoleum crypts, grave markers and memorials, and caskets. Management accounting practices included in the Southeast, Northeast, and Western Regions reflect these pre-need sales when contracts are signed by the customer and accepted by the Company. Pre-need sales reflected in the consolidated financial statements, prepared in accordance with GAAP, recognize revenues for the sale of burial lots and mausoleum crypts when the product is constructed and at least 10% of the sales price is collected. With respect to the other products, the consolidated financial statements prepared under GAAP recognize sales revenues when the criteria for delivery under SAB No. 104 are met. These criteria include, among other things, purchase of the product, delivery and installation of the product in the ground, and transfer of title to the customer. In each case, costs are accrued in connection with the recognition of revenues; therefore, the condensed consolidated financial statements reflect Deferred Cemetery Revenue, Net and Deferred Selling and Obtaining Costs on the balance sheet, whereas the Company’s management accounting practices exclude these items.

15.	FAIR VALUE MEASUREMENTS

ASC 820-10 establishes a framework for measuring fair value and expands related disclosures. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820-10 establishes a fair value hierarchy that gives the highest priority to observable inputs and the lowest priority to unobservable inputs. The three levels of the fair value hierarchy defined by ASC 820-10 are described below.

Level 1:	Quoted market prices available in active markets for identical assets or liabilities. The Company includes cash and cash equivalents, U.S. Government debt securities and publicly traded equity instruments and mutual funds in its level 1 investments.

Level 2:	Quoted prices in active markets for similar assets; quoted prices in non-active markets for identical or similar assets; inputs other than quoted prices that are observable. The Company includes U.S. state and municipal, corporate and other fixed income debt securities in its level 2 investments.

Level 3:	Any and all pricing inputs that are generally unobservable and not corroborated by market data.

The following table allocates the Company’s investments measured at fair value as of March 31, 2010. There were no Level 3 assets at March 31, 2010.

Merchandise Trust

Description	Level 1	Level 2
	(in thousands)
Assets

Short-term investments	$14,639	$—

Fixed maturities:
U.S. government and federal agency	—	—
U.S. state and local government agency	—	23
Corporate debt securities	—	5,831
Other debt securities	—	10,888

Total fixed maturity investments	—	16,742

Mutual funds—debt securities	38,864	7,926
Mutual funds—equity securities—real estate sector	11,059
Mutual funds—equity securities—energy sector	25,594
Mutual funds—equity securities—MLP’s	4,793
Mutual funds—equity securities—other	42,915	—

Equity securities
Preferred REIT’s	10,281	—
Master limited partnerships	27,498	—
Global equity securities	12,681	—
Assets acquired via acquisition	46,155
Other invested assets	—	2,778

Total	$234,478	$27,447

Perpetual Care Trust
Description	Level 1	Level 2
	(in thousands)
Assets

Short-term investments	$9,874	$—

Fixed maturities:
U.S. government and federal agency	—	—
U.S. state and local government agency	—	148
Corporate debt securities	—	21,086
Other debt securities	—	3,738

Total fixed maturity investments	—	24,972

Mutual funds—debt securities	27,025	17,300
Mutual funds—equity securities—real estate sector	10,667
Mutual funds—equity securities—energy sector	27,692
Mutual funds—equity securities—MLP’s	1,334
Mutual funds—equity securities—other	34,901	—

Equity securities		—
Preferred REIT’s	30,063
Master limited partnerships	21,129
Global equity securities	—	—
Assets acquired via acquisition	14,572	—
Other invested assets	—	805

Total	$177,257	$43,076

Interest Rate Swap	$—	$1,010

All level 2 assets are priced utilizing independent pricing services. The interest rate swap price is provided to the Company by an independent third party source and tested by the Company via an analysis of current swap pricing to the contracted swap pricing.

16.	Subsequent Events

On April 29, 2010, the Johnson County Circuit Court of Indiana entered an order, subject to certain conditions, that permits Lynette Gray, as receiver of the business and assets of Ansure Mortuaries of Indiana, LLC (“Ansure”), Memory Gardens Management Corporation, (“MGMC”), Forest Lawn Funeral Home Properties, LLC (“Forest Lawn”), Gardens of Memory Cemetery LLC (“Gardens of Memory”), Gill Funeral Home, LLC (“Gill”), Garden View Funeral Home, LLC (“Garden View”), Royal Oak Memorial Gardens of Ohio Ltd. (“Royal Oak”), Heritage Hills Memory Gardens of Ohio Ltd. (“Heritage”) and Robert E. Nelms (“Nelms” and collectively with Ansure, MGMC, Forest Lawn, Gardens of Memory, Gill, Garden View, Royal Oak and Heritage, the “Sellers”), to enter into and consummate an Amended and Restated Purchase Agreement (the “Purchase Agreement”) with various wholly owned subsidiaries of the Company. Subject to the receipt of the Indiana Order, the Purchase Agreement was executed by the Buyer and the receiver on April 2, 2010.

Pursuant to the Purchase Agreement, the Buyer agreed to acquire the stock (the “Stock”) of certain companies owned by Ansure (the “Companies”) and certain assets owned by Nelms, Gill, Gardens of Memory, Garden View, Forest Lawn, Heritage, Royal Oak and MGMC (the “Acquired Assets”), resulting in the acquisition of 8 cemeteries and 5 funeral homes in Indiana, Michigan and Ohio. The Buyer also agreed to pay certain liabilities of the Sellers, which will be offset by funds held in accounts acquired by the Buyer in the transaction, as well as certain legal fees of the parties to the transaction and other acquisition costs. The parties are in the process of negotiating the consideration for the transfer of the Stock and Acquired Assets.

The Purchase Agreement may be terminated at any time before the Closing Date: (i) upon the mutual consent of the Sellers and Buyer or (ii) by the Buyer or Sellers, upon written notice to the other party given at any time after June 30, 2010, if any or all of the conditions precedent to the party’s obligations under the Purchase Agreement have not been met, without such party’s fault.

The closing of the transactions contemplated by the Purchase Agreement is subject to a number of conditions, including: (i) the Buyer’s satisfaction with its due diligence investigation of the Owned Business; (ii) the consent of the Buyer’s existing lenders; (iii) the final approval of the board of directors of StoneMor’s general partner, StoneMor GP LLC; (iv) approval of certain governmental authorities in Indiana, Michigan and Ohio; (v) resolution of certain third party claims which have been or could be asserted against the Sellers or the Companies; and (vi) the Buyer entering into an agreement with the Meyers, the former owners of certain of the Owned Business.

The Purchase Agreement also includes various representations, warranties, covenants, and indemnification and other provisions, which are customary for a transaction of this nature.

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

When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, this Quarterly Report on Form 10-Q and our other reports filed with the SEC. We assume no obligation to update or revise any forward-looking statements made herein or any other forward-looking statements made by us, whether as a result of new information, future events or otherwise.

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

Overview

Cemetery Operations

We are the second largest owner and operator of cemeteries in the United States. As of March 31, 2010, we operated 244 cemeteries in 24 states and in Puerto Rico. We own 228 of these cemeteries and operate the remaining 16 under long-term agreements. As a result of the agreements and other control arrangements, we consolidate the results of the 16 managed cemeteries in our consolidated financial statements.

We sell cemetery products and services both at the time of death, which we refer to as at-need, and prior to the time of death, which we refer to as pre-need. Revenues from cemetery operations accounted for approximately 85.5% and 85.3% of our revenues during the three months ended March 31, 2010 and 2009, respectively.

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

Pre-need products and services are typically sold on an installment basis. Subject to state law, these contracts are normally subject to “cooling-off” periods, generally between three and thirty days, during which the customer may elect to cancel the contract and receive a full refund of amounts paid. Also subject to applicable state law, we are generally permitted to retain the amounts already paid on contracts, including any amounts that were required to be deposited into trust, on contracts cancelled after the “cooling-off” period. Historical post “cooling-off” period cancellations total approximately 10% of our pre-need sales (based on contract dollar amounts). If the products and services purchased under a pre-need contract are needed for interment before payment has been made in full, generally the balance due must be immediately paid in full.

Pre-need sales are usually made on an installment contract basis. Contracts are usually for a period not to exceed 60 months with payments of principal and interest required. For those contracts that do not bear a market rate of interest, the Company imputes such interest in order to segregate the principal and interest component of the total contract value.

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

Funeral Home Operations

As of March 31, 2010, we owned and operated 58 funeral homes. These properties are located within the contiguous United States. Twenty six of our 58 funeral homes are located on the grounds of cemeteries that we own.

We derive revenues at our funeral homes from the sale of funeral home merchandise, including caskets and related funeral merchandise, and services, including removal and preparation of remains, the use of our facilities for visitation, worship and performance of funeral services and transportation services. We sell these services and merchandise primarily at the time of need utilizing salaried licensed funeral directors. Funeral home revenues accounted for approximately 14.5% and 14.7% of our revenues during the three months ended March 31, 2010 and 2009, respectively.

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

Business Developments

Significant business developments for the three months ended March 31, 2010 include the following:

•

On March 30, 2010, we completed the acquisition of nine cemeteries from Service Corporation International. We paid approximately $14.0 million for this acquisition. We have preliminarily valued the net assets acquired at $37.3 million and have recorded a provisional gain on a bargain purchase of $23.3 million.

•

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

Current Market Conditions and Economic Developments

Revenues for at-need sales of our cemetery merchandise and services were down in the first quarter of 2010 compared to 2009. Total revenues from at need sales were $13.1 million during the three months ended March 31, 2010 as compared to $16.6 million during the same period last year. The decline was caused by both a decrease in the value of contracts written ($1.4 million) and an increase in deferred revenue ($2.0 million). The increase in deferred revenue is a timing issue and does not represent any downturn in our business.

Change in Market Value of Trust Assets

We have a substantial portfolio of invested assets in both our merchandise trust and the perpetual care trust. Both trusts have a mix of cash and cash equivalents, fixed maturity debt securities and equity securities. There was a significant decline in the fair value of trust assets during the last six months of 2008. Many of these assets have since recovered a material portion of their value. At March 31, 2010, the ratio of fair value to cost was 92.5% for assets held in our merchandise trust and 94.6% for assets held in our perpetual care trust.

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

Our primary risk related to the assets in the perpetual care trust relate to the interest and dividends paid and released to us and used to defray cemetery maintenance costs. Any material reduction in this income stream could have a material effect on our financial condition, results of operations and liquidity. Interest income earned on perpetual care trust assets was approximately $3.1 million and $3.4 million during the three months ended March 31, 2010 and 2009, respectively.

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

A decline in the market value of the assets in the merchandise trust could ultimately impair our profitability and resulting financial position and liquidity should we be forced to liquidate such assets at an amount significantly below our original expectation, which is ultimately asset cost plus earned income.

We mitigate this risk by ensuring that a sufficient portion of trust assets is invested in cash and cash equivalents that do not have significant risk to principal. We can then manage trust assets so that released amounts are liquidated from this pool as opposed to any pool of impaired assets.

At March 31, 2010, the merchandise trust had approximately $14.6 million in cash and cash equivalents. This amount functions to mitigate the risk of liquidating impaired assets. In evaluating the sufficiency of this amount as to its effectiveness in mitigating the risk of liquidating impaired assets, we have considered the net inflows and outflows of cash into the trust in recent prior periods. These net inflows and outflows are a function of both sales originations and the corresponding trust deposits and meeting the criteria for releasing funds. Total net cash inflows into the merchandise trust for the three months ended March 31, 2010 were approximately $4.0 million.

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

The Profitability Measure is primarily related to the current period value of contracts written and their associated expense. We have not seen any material decline in the value of contracts written due to current economic conditions. The aforementioned decline in the value of at-need contracts written ($1.4 million) has been offset by a larger increase in the value of pre-need contracts written (approximately $3.4 million). Expenses have remained relatively stable.

The coverage ratio relates to the excess of the Profitability Measure less distributions made to partners over fixed charges. This ratio has been somewhat negatively impacted in so much that while the Profitability Measure has not eroded, distributions paid to partners and fixed charges have increased due to our fourth quarter 2009 follow on public offering and issuance of senior notes. We do not believe we are currently in danger of defaulting on this debt covenant.

The leverage ratio relates to the ratio of consolidated debt to the Profitability Measure. We have seen an increase in debt during the first quarter of 2010 as we borrowed money to complete our acquisition of nine cemeteries from Service Corporation Internation. While this has caused our leverage ratio to increase, we do not believe we are currently in danger of defaulting on this debt covenant.

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

The allowance for cancellations is established based upon our estimate of expected cancellations and historical experiences and is currently approximately 10% of total contract values. Future cancellation rates may differ from this current estimate. We will continue to evaluate cancellation rates and will make changes to the estimate should the need arise. Actual cancellations did not vary significantly from the estimates of expected cancellations at December 31, 2009 and March 31, 2010, respectively.

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

Income Taxes

Our corporate subsidiaries are subject to both federal and state income taxes. We record deferred tax assets and liabilities to recognize temporary differences between the basis of assets and liabilities in our tax and GAAP balance sheets and for federal and state net operating loss carryforwards and alternative minimum tax credits.

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

As of December 31, 2009, our taxable corporate subsidiaries had a federal net operating loss carryover of approximately $90.7 million, which will begin to expire in 2019 and a state net operating loss carry-forward of approximately $140.7 million, a portion of which expires annually through 2028. Our ability to use such federal net operating losses may be limited by changes in the ownership of our units deemed to result in an “ownership change” under the applicable provisions of the Internal Revenue Code of 1986, as amended.

For additional information about, among other things, our pre-need sales, at-need sales, trusting requirements, cash flow, expenses and operations, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and our other reports and statements filed with the SEC.

Recent Accounting Pronouncements

Beginning July 1, 2009, the Financial Accounting Standards Board (“FASB”) began communicating changes to the source of authoritative U.S. GAAP, the FASB Accounting Standards Codification (FASB Codification), through Accounting Standards Update (“Updates”). Updates are published for all authoritative U.S. GAAP promulgated by the FASB, regardless of the form in which such guidance may have been issued prior to release of the FASB Codification (e.g., FASB Statements, EITF Abstracts, FASB Staff Positions, etc.). Updates are also issued for amendments to the SEC content in the FASB Codification as well as for editorial changes.

Updates issued in 2010 that are applicable to us include:

In January 2010, the FASB issued Update No. 2010-06—Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“Update 2010-06”). Update 2010 -06 requires each of the following new disclosures:

1.	Entities must disclose separately significant transfers into and out of Level 1 and Level 2.

2.	Reconciliations of Level 3 assets must provide gross information related to purchases, sales , issuances and settlements as opposed to netting such number.

Update 2010-06 provided each of the following amendments to existing disclosures:

3.	Entities must provide fair value measurement for each class of asset and liability. A class is often a subset of a line item asset or liability.

4.	Entities should provide disclosures about the valuation techniques used to measure fair value on Level 2 and Level 3 assets and liabilities.

Disclosure requirements 1, 3 and 4 are applicable for all periods beginning after December 15, 2009. Disclosure requirement 2 is applicable for all periods beginning after December 15, 2010. The Company has adopted disclosure requirements 1,3 and 4 as of January 1, 2010. As this is a disclosure only requirement, there is no impact on our financial position related to this adoption. See Note 15 of this Quarterly Report on Form 10-Q.

Additional accounting pronouncements issued during the reporting period include:

In June 2009, the FASB adopted ASC Topic 810, Subtopic 10, Sections 30 and 65 (“ASC 810-10-30/65”), the purpose of which is to amend certain requirements of ASC Topic 810, Subtopic 10, Section 5, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. Amongst other things, ASC 810-10-30/65 requires a change in the determination of which entity’s qualify as variable interest entities (“VIE’s”), changes in an entity that is involved in VIE’s method of determining whether they are the primary beneficiary of such VIE, and changes to disclosures required by all entities involved with VIE. ASC 810-10-30/65 is effective for each reporting period beginning after November 15, 2009. Early adoption was prohibited. We adopted the provisions of ASC 810-10-30/65 effective on January 1, 2010. We have reviewed the requirements of ASC 810-10-30/65 and determined that there are no changes to our current determination of those entities with which it is involved as to their status of being VIE’s nor to its determination of our status with regards to its position as the primary beneficiary of such VIE’s. We have modified certain disclosures with regards to those VIE’s with which we are involved. Such modifications are included in Note 5 of this Quarterly Report on Form 10-Q.

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

Results of Operations – Segments

Three Months Ended March 31, 2010 Compared to the Three Months ended March 31, 2009

Cemetery Segments

Our cemetery operations are disaggregated into three different geographically based segments. We have chosen this level of disaggregation due to the fact that a) each reportable segment has unique characteristics that set it apart from the others; b) we have organized our management personnel at these operational levels; and c) this is the level at which our chief decision makers and other senior management evaluate performance.

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

Cemetery Operations – Southeast

The table below compares the results of operations for our Cemetery Operations – Southeast for the three months ended March 31, 2010 to the same period last year:

	Three months ended March 31,
	2010	2009	Change ($)	Change (%)
	(In thousand’s) (non-GAAP)
Total revenues	$26,075	$23,311	$2,764	11.9%
Total costs and expenses	17,532	16,440	1,092	6.6%

Operating earnings	8,543	6,871	1,672	24.3%

Interest expense	2,313	1,395	918	65.8%

Earnings (losses) before taxes	$6,230	$5,476	$754	13.8%

Revenues

Revenues for Cemetery Operations – Southeast were $26.1 million for the three months ended March 31, 2010, an increase of $2.7 million, or 11.9%, compared to $23.3 million during the same period last year.

The increase was primarily related to an increase in the value of pre-need contracts written ($2.3 million) and a smaller increase in income from our trusts ($0.6 million). The value of at-need contracts written was $7.8 million during both the three months ended March 31, 2010 and 2009.

Total costs and expenses

Total costs and expenses for Cemetery Operations – Southeast were $17.5 million for the three months ended March 31, 2010, an increase of $1.1 million, or 6.6%, compared to $16.4 million during the same period last year.

The increase was primarily related to:

•

No material change in cost of goods sold (this was approximately $3.8 million during both the three months ended March 31, 2010 and 2009. The ratio of cost of goods sold to the total value of contracts written declined by 170 basis points to 16.7% during the three months ended March 31, 2010 as compared to 18.4% during the same period last year.

•

A $0.7 million increase in selling expenses. This was primarily attributable to the corresponding increase in the value of pre-need and at-need contracts written. The ratio of selling expenses to the total value of contracts written increased by 20 basis points to 27.0% during the three months ended March 31, 2010 as compared to 26.8% during the same period last year.

•	A $0.2 million increase in cemetery expenses. The increase was due to a corresponding increase in non-labor costs. Cemetery expense related labor costs were essentially flat.

•

A $0.1 million increase in general and administrative expenses. The increase was due to a corresponding increase in non-labor costs. General and administrative expense related labor costs were essentially flat.

Interest Expense

Interest expense for Cemetery Operations – Southeast was $2.3 million for the three months ended March 31, 2010, an increase of $0.9 million, or 65.8%, compared to $1.4 million during the same period last year. This was primarily due to an overall increase in corporate wide interest expense which in turn was primarily due to an increase in total debt outstanding and an increase in debt related interest rates.

Cemetery Operations – Northeast

The table below compares the results of operations for our Cemetery Operations – Northeast for the three months ended March 31, 2010 to the same period last year:

	Three months ended March 31,
	2010	2009	Change ($)	Change (%)
	(In thousand’s) (non-GAAP)
Total revenues	$13,569	$13,902	$(333)	-2.4%
Total costs and expenses	8,728	9,299	(571)	-6.1%

Operating earnings	4,841	4,603	238	5.2%

Interest expense	942	606	336	55.4%

Earnings (losses) before taxes	$3,899	$3,997	$(98)	-2.5%

Revenues

Revenues for Cemetery Operations – Northeast were $13.6 million for the three months ended March 31, 2010, a decrease of $0.3 million, or 2.4%, compared to $13.9 million during the same period last year.

The decrease was primarily due to a $0.7 million decrease in the value of at-need contracts written offset by a $0.3 million increase in the value of pre-need contracts written.

Total costs and expenses

Total costs and expenses for Cemetery Operations – Northeast were $8.7 million for the three months ended March 31, 2010, a decrease of $0.6 million, or 6.1%, compared to $9.3 million during the same period last year.

The decrease was primarily related to:

•

A $0.1 million decrease in the cost of goods sold. This was primarily attributable to the corresponding decrease in the value of contracts written. The ratio of cost of goods sold to the value of contracts written declined by 20 basis points to 14.9% during the three months ended March 31, 2010 compared to 15.1% during the same period last year.

•

A $0.1 million decrease in selling expense. This was primarily attributable to the corresponding decrease in the value of contracts written. The ratio of selling expenses to the value of contracts written was 24.6% during the three months ended March 31, 2010 as compared to 24.8% during the same period last year.

•	A $0.2 million decrease in cemetery expenses. The decrease was primarily due to a $0.2 million decrease in labor costs. Other changes were not material.

•	A $0.1 million decrease in general and administrative costs. The decrease was primarily due to a $0.1 million decrease in labor costs. Other changes were not material.

Interest Expense

Interest expense for Cemetery Operations – Northeast was $0.9 million for the three months ended March 31, 2010, an increase of $0.3 million, or 55.4%, compared to $0.6 million during the same period last year. This was primarily due to an overall increase in corporate wide interest expense which in turn was primarily due to an increase in total debt outstanding and an increase in debt related interest rates.

Cemetery Operations – West

The table below compares the results of operations for our Cemetery Operations – West for the three months ended March 31, 2010 to the same period last year:

	Three months ended March 31,
	2010	2009	Change ($)	Change (%)
	(In thousand’s) (non-GAAP)
Total revenues	$10,394	$9,790	$604	6.2%
Total costs and expenses	6,575	6,732	(157)	-2.3%

Operating earnings	3,819	3,058	761	24.9%

Interest expense	985	686	299	43.6%

Earnings (losses) before taxes	$2,834	$2,372	$462	19.5%

Revenues

Revenues for Cemetery Operations – West were $10.4 million for the three months ended March 31, 2010, an increase of $0.6 million, or 6.2%, compared to $9.8 million during the same period last year.

The increase was primarily related to an increase in the value of pre-need contracts written ($0.7 million) and income from our trusts ($0.6 million) offset by a decrease in the value of at-need contracts written ($0.6 million).

Total costs and expenses

Total costs and expenses for Cemetery Operations – West were $6.6 million for the three months ended March 31, 2010, a decrease of $0.1 million, or 2.3%, compared to $6.7 million during the same period last year.

The decrease was primarily related to:

•

A $0.2 million decrease in the cost of goods sold. A change in product mix on the value of contracts written led to decrease in the ratio of cost of goods sold to the value of contracts written to 12.2% during the three months ended March 31, 2010 as compared to 14.6% during the same period last year.

•	A $0.2 million decrease in cemetery expenses. The decrease was equally split between labor and non-labor costs.

Interest Expense

Interest expense for Cemetery Operations – West was $1.0 million for the three months ended March 31, 2010, an increase of $0.3 million, or 43.6%, compared to $0.7 million during the same period last year. This was primarily due to an overall increase in corporate wide interest expense which in turn was primarily due to an increase in total debt outstanding and an increase in debt related interest rates.

Funeral Home Segment

The table below compares the results of operations for our Funeral Home segment for the three months ended March 31, 2010 as compared to the same period last year:

	Three months ended March 31,
	2010	2009	Change ($)	Change (%)
	(In thousand’s) (non-GAAP)
Total revenues	$6,040	$6,336	$(296)	-4.7%
Total costs and expenses (a)	4,717	5,030	(313)	-6.2%

Operating earnings	1,323	1,306	17	1.3%

Interest expense	618	474	144	30.4%

Earnings (losses) before taxes	$705	$832	$(127)	-15.3%

(a)	includes depreciation of $287 and $229 for the three months ended March 31, 2010 and 2009 respectively. This amount is included in depreciation and amortization on the income statement.

Revenues

Revenues for the Funeral Home segment were $6.0 million for the three months ended March 31, 2010, a decrease of $0.3 million, or 4.7%, compared to $6.3 million during the same period last year.

The decrease was primarily attributable to a $0.5 million decrease in at-need revenues offset by a $0.2 million increase in other revenues.

Total costs and expenses

Total costs and expenses as shown herein are consist of both funeral home expenses as shown on the face of the income statement and depreciation and amortization allocated to the Funeral Home segment. Total costs and expenses for the Funeral Home segment were $4.7 million for the three months ended March 31, 2010, a decrease of $0.3 million, or 6.2%, compared to $5.0 million during the same period last year.

The decrease was primarily related to a $0.3 decrease in personnel expenses. Other changes were relatively minor.

Interest Expense

Interest expense for the Funeral Home segment was $0.6 million for the three months ended March 31, 2010, an increase of $0.1 million, or 30.4%, compared to $0.5 million during the same period last year. This was primarily due to an overall increase in corporate wide interest expense which in turn was primarily due to an increase in total debt outstanding and an increase in debt related interest rates.

Corporate Segment

Amounts allocated to the Corporate segment include each of the following:

•	Miscellaneous selling, cemetery and general administrative expenses that are not allocable to other operating segments.

•	Various home office and other expenses. These expenses equal the total corporate expenses as shown on the face of the income statement.

•	Certain depreciation and amortization expenses.

•	Gains and losses and purchases and sales of cemetery and funeral home properties.

•	Acquisition related costs.

The table below details expenses incurred by the Corporate segment for the three months ended March 31, 2010 and for the same period last year:

	Three months ended March 31,
	2010	2009	Change ($)	Change (%)
	(In thousand’s)
Selling, cemetery and general and administrative expenses (a)	$55	$142	$(87)	-61.3%
Depreciation and amortization	829	369	460	124.7%
Acquisition related costs	990	1,587	(597)	-37.6%

Corporate expenses

Corporate personnel expenses	2,532	2,624	(92)	-3.5%
Other corporate expenses	2,557	2,742	(185)	-6.7%

Total corporate expenses	5,089	5,366	(277)	-5.2%

Operating loss	$6,963	$7,464	(501)	-6.7%

Gain on acquisition	23,312	—	23,312	n/a
Increase in value of interest rate swap	1,671	—	1,671	n/a
Interest expense	—	9	(9)	-100.0%

(Gain) losses before taxes	$(18,020)	$7,473	$(25,493)	-341.1%

Personnel expenses as a % of segment revenues (b)	4.5%	4.9%
Other expenses as a % of segment revenues (b)	4.6%	5.1%

Total expenses as a % of segment revenue (b)	9.1%	10.0%

(a)	Includes $15 and $14 in miscellaneous revenues for the three months ended March 31, 2010 and 2009 respectively.
(b)	As noted in the cemetery segment sections, segment revenue is measured utilizing non-GAAP amounts. This ratio is based upon such non-GAAP amounts.

Miscellaneous selling, cemetery and general administrative expenses allocated to the Corporate segment were approximately $0.1 million for both the three months ended March 31, 2010 and 2009 respectively.

Total corporate expenses were $5.1 million for the three months ended March 31, 2010, a decrease of $0.3 million, or 5.2% compared to the same period last year. There were a number of small decreases that by themselves were not material.

The gain on acquisition discussed in Note 13 to the Financial Statements included in this Quarterly Report on Form 10 Q has been allocated to the Corporate segment. The gain relates to the excess of the fair value of net assets acquired over the purchase price.

The increase in the fair value of the interest rate swap as discussed in Note 7 to the Financial Statements included in this Quarterly Report on Form 10-Q has been allocated to the corporate segment.

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

The table below analyzes results of operations and the changes therein for the three months ended March 31, 2010 as compared to the same period last year. The table is structured so that our readers can determine whether changes were based upon changes in the level of merchandise and services and other revenues generated during each period and/ or changes in the timing of when merchandise and services were delivered:

	Three months ended March 31, 2010			Three months ended March 31, 2009
	(in thousand’s)			(in thousand’s)
	Segment Results (non- GAAP)	Changes in Deferred Revenues and Expenses	GAAP Results	Segment Results (non- GAAP)	Changes in Deferred Revenues and Expenses	GAAP Results	Change in GAAP results ($)	Change in GAAP results (%)
Revenues
Pre-need cemetery revenues	$26,523	$(10,954)	$15,569	$23,142	$(9,996)	$13,146	$2,423	18.4%
At-need cemetery revenues	15,215	(2,052)	13,163	16,601	(5)	16,596	(3,433)	-20.7%
Investment income from trusts	6,377	(2,400)	3,977	5,249	(838)	4,411	(434)	-9.8%
Interest income	1,550	—	1,550	1,505	—	1,505	45	3.0%
Funeral home revenues	6,040	(162)	5,878	6,336	(68)	6,268	(390)	-6.2%
Other cemetery revenues	389	144	533	520	151	671	(138)	-20.6%

Total revenues	56,094	(15,424)	40,671	53,353	(10,756)	42,598	(1,927)	-4.5%

Costs and expenses
Cost of goods sold	6,413	(1,981)	4,432	6,641	(1,841)	4,800	(368)	-7.7%
Cemetery expense	9,247	—	9,247	9,438	—	9,438	(191)	-2.0%
Selling expense	10,897	(3,280)	7,617	10,345	(2,519)	7,826	(209)	-2.7%
General and administrative expense	5,598	—	5,598	5,479	—	5,479	119	2.2%
Corporate overhead	5,089		5,089	5,366	—	5,366	(277)	-5.2%
Depreciation and amortization	1,858	—	1,858	1,310		1,310	548	41.8%
Funeral home expense	4,438	(10)	4,428	4,802	—	4,802	(374)	-7.8%
Acquisition related costs	990	—	990	1,587	—	1,587	(597)	-37.6%

Total costs and expenses	44,530	(5,271)	39,260	44,968	(4,360)	40,607	(1,347)	-3.3%

Operating profit	11,564	(10,153)	1,411	8,385	(6,396)	1,991	(580)	-29.1%

Gain on acquisition	23,312	—	23,312	—	—	—	23,312	n/a
Gain on disposition of funeral home	—	—	—	475	—	475	(475)	-100.0%
Increase in value of interest rate swap	1,671	—	1,671	—	—	—	1,671	n/a

Interest expense	4,859	—	4,859	3,169	—	3,169	1,690	53.3%

Income before taxes	31,688	(10,153)	21,535	5,691	(6,396)	(703)	22,238	-3163.3%

State income taxes	28	—	28	162	—	162	(134)	-82.7%
Federal income taxes	(528)	—	(528)	—	—	—	(528)	n/a

Total income taxes	(500)	—	(500)	162	—	162	(662)	-408.6%

Net income	$32,188	$(10,153)	$22,035	$5,529	$(6,396)	$(865)	$22,900	n/a

Revenues

Pre-need cemetery revenues were $15.6 million for the three months ended March 31, 2010, an increase of $2.5 million, or 18.4%, as compared to $13.1 million during the same period last year. The increase was primarily caused by an increase in the value of cemetery contracts written ($3.4 million) offset by an increase in the amount of revenue deferred ($1.0 million), which was in turn caused by a greater lag in the delivery of our merchandise and services. On a product by product basis, there was an increase in the delivery of pre-need markers ($1.4 million) and lots ($0.9 million).

At-need cemetery revenues were $13.2 million for the three months ended March 31, 2010, a decrease of $3.4 million, or 20.7%, as compared to $16.6 million during the same period last year. The decrease was primarily caused by a decrease in the value of cemetery contracts written ($1.4 million) and an increase in the increase in deferred revenue ($2.0 million), which was in turn caused by a greater lag in the delivery of our merchandise and services. On a product by product basis, the decrease was most impacted by a decline in the delivery of markers ($1.9 million). Other decreases were not nearly as substantial.

Investment income from trusts was $4.0 million for the three months ended March 31, 2010, a decrease of $0.4 million, or 9.8%, as compared to $4.4 million during the same period last year. Not considering income deferrals, our trusts actually earned $1.1 million more in the three months ended March 31, 2010 as compared to the same period last year. The decline in trust income after deferral was primarily caused by the reduction in the deferral of realized losses caused by other than temporarily impaired assets.

Interest income on accounts receivable was $1.6 million for the three months ended March 31, 2010, an increase of $0.1 million, or 3.0%, as compared to $1.5 million during the same period last year. The change was related to the continued increase in the value of contracts written, which is in turn reflected in the continuing increase in revenues as recorded at the segment level.

Revenues for the Funeral Home segment were $5.9 million for the three months ended March 31, 2010, a decrease of $0.3 million, or 6.2%, compared to $6.3 million during the same period last year. The decrease was primarily attributable to a decrease in at-need revenues, which is consistent with our decrease in cemetery at-need revenues.

Other cemetery revenues were $0.4 million for the three months ended March 31, 2010, a slight decrease from $0.5 million during the same period last year.

Costs and Expenses

Cost of goods sold were $4.4 million during the three months ended March 31, 2010, a decrease of $0.4 million, or 7.7%, as compared to the same period last year. The decrease was primarily caused by the corresponding decrease in pre-need and at-need cemetery revenues recognized. There was an improvement in the ratio of cost of goods sold to pre-need and at-need cemetery revenues (15.4% during the three months ended March 31, 2010 as compared to 16.1% during the same period last year).

Cemetery expenses were $9.2 million during the three months ended March 31, 2010, a decrease of $0.2 million, or 2.0%, compared to $9.4 million during the same period last year. Cemetery expenses relate to the current costs of managing and maintaining our cemetery properties. These costs are expensed as incurred and are not deferred. Accordingly, from a margin standpoint, the most effective gauge of measuring cemetery expenses is as a ratio of segment level pre-need and at-need cemetery revenues. The ratio of cemetery expenses to segment level pre-need and at-need cemetery revenues was 22.2% during the three months ended March 31, 2010 as compared to 23.7% during the same period last year.

Selling expenses were $7.6 million during the three months ended March 31, 2010, a decrease of $0.2 million, or 2.7%, compared to $7.8 million during the same period last year. There was a slight degradation (26.5% during the three months ended March 31, 2010 as compared to 26.3% during the same period last year) in the ratio of selling expenses to pre-need and at-need cemetery revenues.

General and administrative expenses were $5.6 million during the three months ended March 31, 2010, a slight increase of $0.1 million, or 2.2%, compared to $5.5 million during the same period last year. General and administrative expenses are expensed as incurred and are not deferred. Accordingly, from a margin standpoint, the most effective gauge of measuring general and administrative expenses is as a ratio of segment level pre-need and at-need cemetery revenues. The ratio of general and administrative expenses to segment level pre-need and at-need cemetery revenues was 13.4% during the three months ended March 31, 2010 compared to 13.8% during the same period last year.

Total corporate overhead was $5.1 million during the three months ended March 31, 2010, a decrease of $0.3 million, or 5.2%, compared to the same period last year. The decrease was primarily caused by a decline in share-based compensation ($0.2 million) and other small net changes.

Depreciation and amortization was $1.9 million during the three months ended March 31, 2010, an increase of $0.6 million, or 41.8%, as compared to $1.3 million during the period last year. The increase was primarily due to an increase in the amortization of deferred financing costs.

Funeral home expenses were $4.4 million for the three months ended March 31, 2010, a decrease of $0.4 million, or 7.8%, as compared to $4.8 million during the same period last year. The decrease was primarily related to the corresponding decrease in funeral home revenues.

Interest expense was $4.9 million during the three months ended March 31, 2010, an increase of $1.7 million, or 53.3%, as compared to $3.2 million during the same period last year. The increase was primarily due to an overall increase in the average amount of debt outstanding and a higher average interest rate.

Supplemental data

The following table presents supplemental operating data for the periods presented:

	Three Months Ended 31-Mar-10	Three Months Ended 31-Mar-09

Operating Data:
Interments performed	9,484	9,712

Interment rights sold:
Lots	6,100	5,325
Mausoleum crypts (including pre-construction)	579	564
Niches	243	253

Total interment rights sold	6,922	6,142

Number of contracts written	19,781	20,829
Aggregate contract amount, in thousands (excluding interest)	$49,437	$48,444
Average amount per contract (excluding interest)	$2,499	$2,326

Number of pre-need contracts written	9,909	9,620
Aggregate pre-need contract amount, in thousands (excluding interest)	$32,452	$29,423
Average amount per pre-need contract (excluding interest)	$3,275	$3,059

Number of at-need contracts written	9,872	11,209
Aggregate at-need contract amount, in thousands	$16,985	$19,021
Average amount per at-need contract	$1,721	$1,697

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

The Indenture requires us, the Issuers and/or the Note Guarantors, as applicable, to comply with various covenants including, but not limited to, covenants that, subject to certain exceptions, limit our and our subsidiaries’ ability to (i) incur additional indebtedness; (ii) make certain dividends, distributions, redemptions or investments; (iii) enter into certain transactions with affiliates; (iv) create, incur, assume or permit to exist certain liens against their assets; (v) make certain sales of their assets; and (vi) engage in certain mergers, consolidations or sales of all or substantially all of their assets. The Indenture also contains various affirmative covenants regarding, among other things, delivery of certain reports filed with the SEC and materials required pursuant to Rule 144A under the Securities Act to holders of the Senior Notes and joinder of future subsidiaries as Note Guarantors under the Indenture. We were in compliance with all covenants at March 31, 2010.

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

Note Purchase Agreement

On August 15, 2007, we entered into, along with the General Partner and certain of our subsidiaries, (collectively, the “Note Issuers”) the Amended and Restated Note Purchase Agreement (the “NPA”) with Prudential Investment Management Inc., The Prudential Insurance Company of America, Prudential Retirement Insurance and Annuity Company, certain Affiliates of Prudential Investment Management Inc., iStar Financial Inc., SFT I, Inc., and certain Affiliates of iStar Financial Inc. (collectively, the “Note Purchasers”). Capitalized terms which are not defined in this Quarterly Report on Form 10-Q shall have the same meaning assigned to such terms in the NPA, as amended.

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

The Amended NPA Notes bore an interest rate of 11.00% per annum, payable quarterly. Under the Fourth Amendment to NPA, the interest rate on the Amended NPA Notes was to be increased by 1.5% per annum during any period in which (i) any holder of the Amended NPA Notes is required to maintain reserves in excess of 3.4% of the principal amount of such Amended NPA Notes, as a result of a decision of an insurance regulatory authority having responsibility for valuation of insurance company assets (an “IR Authority”) or (ii) the Senior Notes issued pursuant to the Notes Offering are designated any rating below BB- (or its equivalent) by an IR Authority, provided that any Amended NPA Notes are not designated a separate rating of BB- or higher (or its equivalent) by such authority (each, a “Reserve Event”).

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

On May 4, 2010, we entered into the Sixth Amendment to Amended and Restated Note Purchase Agreement, to, among other matters, provide for (i) changes to the Consolidated Leverage Ratio similar to the changes under the Sixth Amendment to Credit Agreement as described below, and (ii) the payment by the Partnership to each holder of Series B Notes and Series C Notes of additional interest at a rate of 0.25% per annum (the “Additional Interest”) from May 4, 2010 until such time as each holder of Notes shall have received a Compliance Certificate for the most recently completed four fiscal quarters of the Partnership ending on or after December 31, 2010 evidencing that the Consolidated Leverage Ratio was less than 3.75 to 1.00 for such period. The Series B Notes and Series C Notes were amended and restated to provide for the payment of the Additional Interest as described in the Sixth Amendment to NPA.

The Sixth Amendment to NPA also included a consent by the Noteholders to an increase in the Aggregate Credit Facility Cap from $80 million to $100 million, an increase in the Acquisition Facility Cap from $45 million to $55 million and an increase in the Revolving Facility Cap from $35 million to $45 million.

The NPA contains restrictive covenants that, among other things, prohibit distributions upon defined events of default, restrict investments and sales of assets and require us to maintain certain financial covenants, including specified financial ratios. We were in compliance with all debt covenants at March 31, 2010.

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

On May 4, 2010, we entered into (i) the Sixth Amendment to Amended and Restated Credit Agreement.

The Sixth Amendment to Credit Agreement amended the Amended and Restated Credit Agreement, dated August 15, 2007 (as amended, the “Credit Agreement”) to, among other things, provide that the Partnership and the General Partner shall not permit the Consolidated Leverage Ratio to be greater than:

•	4.15 to 1.0, for the most recently completed four fiscal quarters of the Partnership ending prior to July 1, 2010;

•	4.00 to 1.0, for the most recently completed four fiscal quarters of the Partnership ending between July 1, 2010 and September 30, 2010;

•	3.75 to 1.0, for the most recently completed four fiscal quarters of the Partnership ending between October 1, 2010 and December 31, 2010; or

•	3.65 to 1.0, for the most recently completed four fiscal quarters of the Partnership ending after December 31, 2010.

Under the Credit Agreement, the interest rate on Base Rate Loans and Eurodollar Rate Loans is calculated based on the Base Rate or Eurodollar Rate, as applicable, plus the Applicable Rate. The Sixth Amendment to Credit Agreement amended the definition of Applicable Rate to provide that, commencing on May 4, 2010 until such time as the Agent shall have received a Compliance Certificate evidencing compliance with all financial covenants for the most recently completed four fiscal quarters of the Partnership ending on or after December 31, 2010, Pricing Level 3 of the Applicable Rate (the currently applicable pricing level) for (i) Eurodollar Rate Loans and Letter of Credit Fees shall be increased by 25 basis points to 4.50%, and (ii) Base Rate Loans shall be increased by 25 basis points to 3.50%.

The Sixth Amendment to Credit Agreement also amended the definition of Consolidated EBITDA to provide that Consolidated EBITDA shall not be adjusted for any changes resulting from the sale by the Credit Parties of all of their investments held, as of May 4, 2010, in one of more Merchandise Trusts in the Highland Floating Rate Advantage Fund.

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

There was $18.2 million outstanding and we were in compliance with all debt covenants under the Credit Agreement at March 31, 2010.

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

The Interest Rate Swaps do not qualify for hedge accounting. Accordingly, the fair values of the Interest Rate Swaps are reported on the balance sheet and periodic changes in the fair value of the Interest Rate Swaps are recorded in earnings. At March 31, 2010, we recorded a liability (the “Fair value of interest rate swaps”) of approximately $1.0 million, which represents the fair value of the Interest Rate Swaps at that date. We recognized a gain on the fair value of Interest Rate Swaps of approximately $1.7 million during the three months ended March 31, 2010.

We entered into the Interest Rate Swaps in an effort to manage our total interest expense. The Interest Rate Swaps reduced first quarter 2010 interest expense by approximately $0.4 million.

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

Cash Flow from Operating Activities.

Cash flows provided by operating activities were $4.0 million during the three months ended March 31, 2010, an increase of $0.8 million, or 25.0%, compared to $3.2 during the same period last year. The increase is related to the increase in operating profit as measured at the segment level ($3.3 million) net of the increase in interest expense ($1.7 million) further impacted by certain changes in cash flow timing issues.

Cash Flow from Investing Activities

Net cash used in investing activities was $14.8 million during the three months ended March 31, 2010 as compared to $0.9 million during the same period last year. Cash flows used for investing activities during the three months ended March 31, 2010 were primarily utilized for the acquisition of nine cemetery properties ($14.0 million) and other capital expenditures ($0.8 million).

Cash Flow from Financing Activities

Cash flows provided by financing activities were $10.4 million during the three months ended March 31, 2010 as compared to $1.1 million during the same period last year. Cash flows provided by financing activities for the three months ended March 31, 2010 were primarily related to increased net borrowings ($18.0 million), which were in turn primarily used to fund the acquisition of nine cemetery properties and the related expenses offset by the payment of partner distributions ($7.7 million).

Capital Expenditures

The following table summarizes total maintenance capital expenditures and expansion capital expenditures, including expenditures for the construction of mausoleums and for acquisitions, for the periods presented:

	Three months ended March 31,
	2010	2009
	(In thousand’s)
Maintenance capital expenditures	$388	$376
Expansion capital expenditures	14,430	1,031
Total capital expenditures	$14,818	$1,407

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

Interest-Bearing Investments

Our fixed-income securities subject to market risk consist primarily of investments in our merchandise trusts and perpetual care trusts. As of March 31, 2010, the fair value of fixed-income securities in our merchandise trusts represented 6.9% of the fair value of total trust assets while the fair value of fixed-income securities in our perpetual care trusts represented 11.5% of the fair value of total trust assets. The aggregate quoted fair value of these fixed-income securities was $18.1 million and $25.3 million in merchandise trusts and perpetual care trusts, respectively, as of March 31, 2010. Each 1% change in interest rates on these fixed-income securities would result in changes of approximately $181,000 and $253,000 in the fair market value of the assets in our merchandise trusts and perpetual care trusts, respectively, based on discounted expected future cash flows. If these securities are held to maturity, no change in fair market value will be realized.

Our money market and other short-term investments subject to market risk consist primarily of investments in our merchandise trusts and perpetual care trusts. As of March 31, 2010, the fair value of money market and short-term investments in our merchandise trusts represented 5.6% of the fair value of total trust assets while the fair value of fixed-income securities in our perpetual care trusts represented 4.5% of the fair value of total trust assets. The aggregate quoted fair value of these fixed-income securities was $14.6 million and $9.9 million in merchandise trusts and perpetual care trusts, respectively, as of March 31, 2010. Each 1% change in interest rates on these fixed-income securities would result in changes of approximately $146,000 and $99,000 in the fair market value of the assets in our merchandise trusts and perpetual care trusts, respectively.

Marketable Equity Securities

Our marketable equity securities subject to market risk consist primarily of investments held in our merchandise trusts and perpetual care trusts. These assets consist of both individual equity securities as well as closed and open ended mutual funds. As of March 31, 2010, the fair value of marketable equity securities in our merchandise trusts represented 69.3% of the fair value of total trust assets while the fair value of marketable equity securities in our perpetual care trusts represented 77.2% of total trust assets. The aggregate quoted fair market value of these marketable equity securities was $181.6 million and $170.1 million in merchandise trusts and perpetual care trusts, respectively, as of March 31, 2010, based on final quoted sales prices. Each 10% change in the average market prices of the equity securities would result in a change of approximately $18.2 million and $17.0 million in the fair market value of securities held in merchandise trusts and perpetual care trusts, respectively.

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

Debt Instruments

Our Acquisition Credit Facility and Revolving Credit Facility bear interest at a floating rate, based on LIBOR, which is adjusted quarterly. These credit facilities will subject us to increases in interest expense resulting from movements in interest rates. As of March 31, 2010, we had outstanding borrowings of $15.0 million under our Acquisition Credit Facility and $3.2 million under our Revolving Credit Facility. The interest rate on these facilities was 6.25% at March 31, 2010.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and in other reports filed with the SEC which could materially affect our business, financial condition or future results.

The risks described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and in other reports filed with the SEC are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including the risks faced by us described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.

Item 5.	Other Information.

None.

Item 6.	Exhibits

Exhibit Number	Description
10.1	Fifth Amendment to Amended and Restated Credit Agreement, dated January 15, 2010, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Operating LLC, the Lenders and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on January 21, 2010).

10.2	Fifth Amendment to Amended and Restated Note Purchase Agreement, dated January 15, 2010, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Partners L.P. and the Noteholders (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on January 21, 2010).

10.3	Asset Purchase and Sale Agreement by and among StoneMor Operating LLC, StoneMor Michigan LLC, StoneMor Michigan Subsidiary LLC, SCI Funeral Services, LLC, SCI Michigan Funeral Services, Inc., Hillcrest Memorial Company, Christian Memorial Cultural Center, Inc., Sunrise Memorial Gardens Cemetery, Inc. and Flint Memorial Park Association dated March 30, 2010 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on March 30, 2010).

10.4	Asset Purchase and Sale Agreement by and among StoneMor Operating LLC, Plymouth Warehouse Facilities LLC, SCI Funeral Services, LLC, SCI Michigan Funeral Services, Inc., Hillcrest Memorial Company, Sunrise Memorial Gardens Cemetery, Inc., Flint Memorial Park Association, StoneMor Michigan LLC, and StoneMor Michigan Subsidiary LLC dated March 30, 2010(incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on March 30, 2010).

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of William R. Shane, Executive Vice President and Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith)

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of William R. Shane, Executive Vice President and Chief Financial Officer (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STONEMOR PARTNERS L.P.

By: StoneMor GP LLC
its general partner

May 10, 2010	/s/ Lawrence Miller
Lawrence Miller
Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

May 10, 2010	/s/ William R. Shane
William R. Shane
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

10.1	Fifth Amendment to Amended and Restated Credit Agreement, dated January 15, 2010, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Operating LLC, the Lenders and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on January 15, 2010).

10.2	Fifth Amendment to Amended and Restated Note Purchase Agreement, dated January 15, 2010, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Partners L.P. and the Noteholders (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on January 15, 2010).

10.3	Asset Purchase and Sale Agreement by and among StoneMor Operating LLC, StoneMor Michigan LLC, StoneMor Michigan Subsidiary LLC, SCI Funeral Services, LLC, SCI Michigan Funeral Services, Inc., Hillcrest Memorial Company, Christian Memorial Cultural Center, Inc., Sunrise Memorial Gardens Cemetery, Inc. and Flint Memorial Park Association dated March 30, 2010 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on March 30, 2010).

10.4	Asset Purchase and Sale Agreement by and among StoneMor Operating LLC, Plymouth Facilities Warehouse, LLC, SCI Funeral Services, LLC, SCI Michigan Funeral Services, Inc., Hillcrest Memorial Company, Sunrise Memorial Gardens Cemetery, Inc., Flint Memorial Park Association, StoneMor Michigan LLC, and StoneMor Michigan Subsidiary LLC dated March 30, 2010(incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on March 30, 2010).

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of William R. Shane, Executive Vice President and Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith)

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of William R. Shane, Executive Vice President and Chief Financial Officer (furnished herewith)