Form 10-Q
period 2010-06-30
STONEMOR PARTNERS LP
filed 2010-08-09
CIK 1286131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

The number of the registrant’s outstanding common units at August 9, 2010 was 13,841,135.

Index – Form 10-Q

Part I – Financial Information

Item 1.	Financial Statements

StoneMor Partners L.P.

Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2010	December 31, 2009
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$13,450	$13,479
Accounts receivable, net of allowance	43,102	37,113
Prepaid expenses	3,477	3,531
Other current assets	9,815	4,502

Total current assets	69,844	58,625

Long-term accounts receivable—net of allowance	59,685	48,015
Cemetery property	294,120	235,357
Property and equipment, net of accumulated depreciation	85,448	52,265
Merchandise trusts, restricted, at fair value	266,909	203,885
Perpetual care trusts, restricted, at fair value	215,429	196,295
Deferred financing costs—net of accumulated amortization	10,697	12,020
Deferred selling and obtaining costs	55,759	49,782
Deferred tax assets	519	451
Fair value of interest rate swap	559	—
Other assets	5,847	2,194

Total assets	$1,064,816	$858,889

Liabilities and partners’ capital
Current liabilities
Accounts payable and accrued liabilities	$24,190	$26,574
Accrued interest	1,546	1,829
Current portion, long-term debt	523	378

Total current liabilities	26,259	28,781

Other long-term liabilities	5,731	2,912
Fair value of interest rate swap	—	2,681
Long-term debt	237,186	182,821
Deferred cemetery revenues, net	313,301	258,978
Deferred tax liabilities	28,348	5,290
Merchandise liability	104,076	65,883
Perpetual care trust corpus	215,429	196,295

Total liabilities	930,330	743,641

Partners’ capital
General partner	2,155	1,904
General partner incentive distribution rights	6,199	—
Common partner	126,132	113,344

Total partners’ capital	134,486	115,248

Total liabilities and partners’ capital	$1,064,816	$858,889

See Accompanying Notes to the Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statement of Operations

(in thousands)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Revenues:
Cemetery
Merchandise	$24,031	$23,456	$42,826	$42,732
Services	10,034	9,534	18,025	18,772
Investment and other	8,898	9,049	16,905	16,865
Funeral home
Merchandise	2,363	2,320	4,862	4,929
Services	3,411	3,443	6,789	7,102

Total revenues	48,737	47,802	89,407	90,400

Costs and Expenses:
Cost of goods sold (exclusive of depreciation shown separately below):
Perpetual care	1,270	1,423	2,357	2,428
Merchandise	4,077	4,736	7,422	8,531
Cemetery expense	12,086	10,412	21,333	19,851
Selling expense	9,467	8,618	17,083	16,444
General and administrative expense	6,161	5,411	11,759	10,890
Corporate overhead (including $177 and $383 in unit-based compensation for the three months ended June 30, 2010 and 2009 and $353 and $757 for the six months ended June 30, 2010 and June 30, 2009)	5,605	5,497	10,694	10,863
Depreciation and amortization	1,799	1,708	3,657	3,018
Funeral home expense
Merchandise	953	944	1,866	1,911
Services	2,247	2,296	4,335	4,702
Other	1,442	1,471	2,872	2,899
Acquisition related costs	1,666	542	2,656	2,128

Total cost and expenses	46,773	43,058	86,034	83,665

Operating profit (loss)	1,964	4,744	3,373	6,735

Other income and expense
Gain on sale of funeral homes	—	—	—	475
Gain on acquisition	4,173	—	27,485	—
Increase in fair value of interest rate swap	1,568	—	3,239	—

Interest expense	5,238	3,202	10,097	6,371

Income (loss) before income taxes	2,467	1,542	24,000	839

Income taxes:
State	27	39	55	201
Federal	(381)	(136)	(909)	(136)

Total income taxes	(354)	(97)	(854)	65

Net income (loss)	$2,821	$1,639	$24,854	$774

General partner’s interest in net income for the period	$56	$33	$369	$15
General partner’s IDR interest in net income for the period	$—	$—	$6,382	$—

Limited partners’ interest in net income for the period
Common	$2,765	$1,320	$18,103	$623
Subordinated	$—	$286	$—	$136

Net income per limited partner unit (basic and diluted)	$.23	$.14	$1.35	$.06

Weighted average number of limited partners’ units outstanding (basic and diluted)	13,537	11,891	13,448	11,891

See Accompanying Notes to the Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statement of

StoneMor Partners L.P.

Partners’ Capital

(in thousands)

(unaudited)

	Partners’ Capital
	Common Unit Holders	General Partner	Incentive Distribution Rights	Total

Balance, December 31, 2009	$113,344	$1,904	$—	$115,248

Issuance of executive management units	3,825	—		3,825
General partner contribution	—	69	—	69
Net income	15,340	313	6,382	22,035
Cash distribution	(7,413)	(151)	(89)	(7,653)

Balance, March 31, 2010	125,096	2,135	6,293	133,524

Issuance of common units	5,785	—	—	5,785
General partner contribution	—	117	—	117
Net income	2,765	56	—	2,821
Cash distribution	(7,513)	(153)	(90)	(7,757)

Balance, June 30, 2010	$126,132	$2,155	$6,199	$134,486

See Accompanying Notes to the Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statement of Cash Flows

(in thousands)

(unaudited)

	For the six months ended June 30,
	2010	2009

Operating activities:

Net income	$24,854	$774
Adjustments to reconcile net income to net cash provided by operating activity:
Cost of lots sold	3,030	2,616
Depreciation and amortization	3,657	3,018
Unit-based compensation	353	757
Previously capitalized acquisition costs	—	1,365
Accretion of debt discount	166	—
Previously capitalized financing fees	—	141
Gain on acquisitions	(27,485)	—
Increase in value of interest rate swap	(3,239)	—
Gain on sale of funeral home	—	(475)
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(14,656)	(11,361)
Allowance for doubtful accounts	1,481	1,649
Merchandise trust fund	(3,981)	(2,119)
Prepaid expenses	54	(431)
Other current assets	(2,767)	320
Other assets	234	(414)
Accounts payable and accrued and other liabilities	640	460
Deferred selling and obtaining costs	(5,977)	(4,745)
Deferred cemetery revenue	26,101	17,626
Deferred taxes (net)	(996)	(207)
Merchandise liability	1,116	(870)

Net cash provided by operating activities	2,587	8,104

Investing activities:
Additions to cemetery property	(903)	(2,240)
Purchase of subsidiaries, net of common units issued	(36,962)	(2,727)
Divestiture of funeral home	—	475
Additions of property and equipment	(2,657)	(1,061)

Net cash used in investing activities	(40,522)	(5,553)

Financing activities:
Cash distribution	(15,410)	(13,626)
Additional borrowings on long-term debt	53,889	101,667
Repayments of long-term debt	(684)	(81,053)
Cost of financing activities	(75)	(5,332)
Sale of partner units	186	—

Net cash provided by (used in) financing activities	37,906	1,656

Net increase (decrease) in cash and cash equivalents	(29)	4,207
Cash and cash equivalents—Beginning of period	13,479	7,068

Cash and cash equivalents—End of period	$13,450	$11,275

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$10,380	$5,587

Cash paid during the period for income taxes	$1,530	$1,520

Non-cash investing and financing activities
Issuance of note payable for acquisition	$1,305	$—
Issuance of limited partner units for cemetery acquisition	$5,785	$—

See Accompanying Notes to the Condensed Consolidated Financial Statements.

1.	NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

StoneMor Partners L.P. is a provider of funeral and cemetery products and services in the death care industry in the United States. The words “we,” “us,” “our,” “StoneMor,” the “Partnership,” and the “Company” refer to StoneMor Partners L.P. Through its subsidiaries, StoneMor offers a complete range of funeral merchandise and services, along with cemetery property, merchandise and services, both at the time of need and on a pre-need basis. As of June 30, 2010, StoneMor operates 252 cemeteries. The Company owns 236 of these cemeteries and operates the remaining 16 under long-term agreements. As a result of the agreements and other control arrangements, we consolidate the results of the 16 managed cemeteries in our consolidated financial statements.

As of June 30, 2010, StoneMor owned and operated 63 funeral homes. Twenty six of these funeral homes are located on the grounds of the cemeteries we own.

Basis of Presentation

The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All interim financial data is unaudited. However, in the opinion of management, the interim financial data as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009, respectively, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim period. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for a full year.

Principles of Consolidation

The consolidated financial statements include the accounts of each of the Company’s subsidiaries. These statements also include the accounts of the merchandise and perpetual care trusts in which the Company has a variable interest and is the primary beneficiary. The operations of the 16 managed cemeteries that the Company operates under long-term agreements are also consolidated as a result of the agreement and other control provisions. Total revenues derived from the cemeteries under long-term agreements totaled approximately $8.2 million and $15.2 million for the three and six months ended June 30, 2010, as compared to $7.9 million and $14.0 million during the same periods last year.

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

Depreciation expense was $1.1 million and $2.3 million during the three and six months ended June 30, 2010 as compared to $1.0 million and $2.1 million during the same periods last year.

Inventories

Inventories, classified as other current assets on the Company’s condensed consolidated balance sheets, include cemetery and funeral home merchandise and are valued at the lower of cost or net realizable value. Cost is determined primarily on a specific identification basis on a first-in, first-out basis. Inventories were approximately $5.2 million and $3.5 million at June 30, 2010 and December 31, 2009, respectively.

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

The allowance for customer cancellations is established based on management’s estimates of expected cancellations and historical experiences and is currently approximately 10% of total contract values. Future cancellation rates may differ from this current estimate. Management will continue to evaluate cancellation rates and will make changes to the estimate should the need arise. Actual cancellations did not vary significantly from the estimates of expected cancellations at June 30, 2010 and December 31, 2009, respectively.

Revenue recognition related to sales of cemetery merchandise and services is governed by Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (“SAB No. 104”), and the retail land sales provisions of Accounting Standards Codification (“ASC”) 976-605-25-6. Per this guidance, revenue from the sale of burial lots and constructed mausoleum crypts are deferred until such time that 10% of the sales price has been collected, at which time it is fully earned; revenues from the sale of unconstructed mausoleums are recognized using the percentage-of-completion method of accounting while revenues from merchandise and services are recognized once such merchandise is delivered (title has transferred to the customer and the merchandise is either installed or stored, at the direction of the customer, at the vendor’s warehouse or a third-party warehouse at no additional cost to us) or services are performed.

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

Merchandise Trusts

Pursuant to state law, a portion of the proceeds from pre-need sales of merchandise and services is put into trust (the “merchandise trust”) until such time that the Company meets the requirements for releasing trust principal, which is generally delivery of merchandise or performance of services. All investment earnings generated by the assets in the merchandise trusts (including realized gains and losses) are deferred until the associated merchandise is delivered or the services are performed. The fair value of the funds held in merchandise trusts at June 30, 2010 and December 31, 2009 was approximately $267.0 million and $203.9 million, respectively (see Note 5).

Perpetual Care Trusts

Pursuant to state law, a portion of the proceeds from the sale of cemetery property is required to be paid into perpetual care trusts. All principal must remain in this trust into perpetuity while interest and dividends may be released and used to defray cemetery maintenance costs, which are expensed as incurred. Earnings from the perpetual care trusts are recognized in current cemetery revenues. The fair value of funds held in perpetual care trusts at June 30, 2010 and December 31, 2009 was approximately $215.4 million and $196.3 million, respectively (see Note 6).

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

Deferred Cemetery Revenues, Net

Revenues from the sale of services and merchandise, as well as any investment income from the merchandise trust is deferred until such time that the services are performed or the merchandise is delivered.

In addition to amounts deferred on new contracts and investment income and unrealized gains on our merchandise trust, deferred cemetery revenues, net, includes deferred revenues from pre-need sales that were entered into by entities prior to the acquisition of those entities by the Company, including entities that were acquired by Cornerstone Family Services, Inc. upon its formation in 1999. The Company provides for a reasonable profit margin for these deferred revenues (deferred margin) to account for the future costs of delivering products and providing services on pre-need contracts that the Company acquired through acquisition. Deferred margin amounts are deferred until the merchandise is delivered or services are performed.

Impairment of Long-Lived Assets

The Company monitors the recoverability of long-lived assets, including cemetery property, property and equipment and other assets, based on estimates using factors such as current market value, future asset utilization, business and regulatory climate and future undiscounted cash flows expected to result from the use of the related assets. The Company’s policy is to evaluate an asset for impairment when events or circumstances indicate that a long-lived asset’s carrying value may not be recovered. An impairment charge is recorded to write-down the asset to its fair value if the sum of future undiscounted cash flows is less than the carrying value of the asset. No impairment charges were recorded during the three or six months ended June 30, 2010 and 2009.

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

The trust footnotes (Notes 5 and 6) disclose the adjusted cost basis of the assets in the both the merchandise and perpetual care trust. This adjusted cost basis includes any adjustments to the original cost basis due to other-than-temporary impairments.

Two Class Method of Accounting for Earnings per Share

The Company utilizes the two class method of accounting for earnings per share as required by Accounting Topic 260.

Under this method:

1.	Periodic net income is reduced by the amount of dividends declared for each class of participating security in order to determine undistributed earnings.

2.	Undistributed earnings are allocated to each participating security as if all earnings had been distributed in accordance with the distribution schedule per the partnership agreement.

3.	Total periodic earnings (“TPE”) for each class is the sum of their share of dividends plus undistributed earnings.

If the Company’s general partner’s agreement contains incentive distribution rights (“IDR’s”’) and such IDR’s are detachable from the general partner units (i.e. can be sold on a stand alone basis), companies must consider IDR’s to be a separate class of ownership interest and allocate and disclose TPE to such class by itself.

Prior to 2010, the Company distributed dividends in excess of earnings. Total earnings were in an amount such that there was no allocation of TPE to the IDR’s. In the three and six months ended June 30, 2010, TPE exceeds dividends distributed and undistributed earnings are available for allocation to the IDR’s. Additionally, such IDR’s are detachable from the Company’s general partner units. Accordingly, the Statement of Changes in Owners Equity reflects three classes of units with amounts allocated to such units in accordance with this standard.

The table below reflects the allocation of earnings for the three and six months ended June 30, 2010:

For the three months ended June 30, 2010:

	Common Units Holders	General Partner	Incentive Distribution Rights	Total
	(In thousands)

Dividends declared—tier 1	$6,261	$128	$—	$6,389
Dividends declared—tier 2	677	14	—	691
Dividends declared—tier 3	575	12	90	677

Total	7,513	153	90	7,756

Total earnings				2,821

Undistributed loss				(4,935)

Undistributed loss—tier 1	(4,749)	(97)	(90)	(4,935)

Total periodic earnings	$2,765	$57	$—	$2,821

For the six months ended June 30, 2010:

	Common Units Holders	General Partner	Incentive Distribution Rights	Total
	(In thousands)

Dividends declared—tier 1	$12,439	$254	$—	$12,693
Dividends declared—tier 2	1,345	27	—	1,372
Dividends declared—tier 3	1,143	23	178	1,345

Total	14,927	305	178	15,410

Total earnings				24,854

Undistributed earnings				9,444

Undistributed loss—tiers 1and 2	(4,749)	(97)	(90)	(4,935)
Undistributed earnings—tier 3	434	9	68	511
Undistributed earnings—tier 4	1,670	34	522	2,226
Undistributed earnings—tier 5	5,822	119	5,704	11,645

Total periodic earnings	$18,104	$370	$6,382	$24,854

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

Updates issued in 2010 that are applicable to the Company include:

In January 2010, the FASB issued Update No. 2010-06—Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“Update 2010-06”). Update 2010-06 requires each of the following new disclosures:

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

Disclosure requirements 1, 3 and 4 are applicable for all periods beginning after December 15, 2009. Disclosure requirement 2 is applicable for all periods beginning after December 15, 2010. The Company has adopted disclosure requirements 1, 3 and 4 as of January 1, 2010. As this is a disclosure only requirement, there is no impact on the financial position of the Company related to this adoption. See Note 15 to this Quarterly Report on Form 10-Q.

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

In June 2009, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. This statement modifies the GAAP hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature. Effective July 2009, the FASB ASC, also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance. The Codification is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation. SFAS 168 applies to financial statements beginning in the third quarter 2009. Accordingly, all accounting references contained herein have been updated to reflect the Codification and all SFAS references have been replaced with ASC references. In those cases when previous GAAP references related to specific paragraphs, we have referred specifically to that paragraph in the ASC reference. Broader references have been referenced to the most detailed level (topic, subtopic or section) applicable.

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

2.	LONG-TERM ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

Long-term accounts receivable, net, consists of the following:

	As of
	June 30, 2010	December 31, 2009
	(in thousands)

Customer receivables	$134,188	$112,995
Unearned finance income	(14,810)	(14,002)
Allowance for contract cancellations	(16,591)	(13,865)

	102,787	85,128
Less: current portion—net of allowance	43,102	37,113

Long-term portion—net of allowance	$59,685	$48,015

Activity in the allowance for contract cancellations is as follows:

	For the six months ended June 30,
	2010	2009
	(in thousands)

Balance—Beginning of period	$13,865	$13,763
Provision for cancellations	7,455	6,719
Charge-offs—net	(4,729)	(5,070)

Balance—End of period	$16,591	$15,412

3.	CEMETERY PROPERTY

Cemetery property consists of the following:

	As of
	June 30, 2010	December 31, 2009
	(in thousands)

Developed land	$35,490	$26,099
Undeveloped land	211,997	161,802
Mausoleum crypts and lawn crypts	46,633	47,456

Total	$294,120	$235,357

The significant increases during the six months ended June 30, 2010 was primarily related to the acquisitions made by the Company discussed in Note 13 of this Quarterly Report filed on Form 10-Q.

4.	PROPERTY AND EQUIPMENT

Major classes of property and equipment follow:

	As of
	June 30, 2010	December 31, 2009
	(in thousands)

Building and improvements	$83,239	$46,376
Furniture and equipment	32,712	34,151

	115,951	80,527
Less: accumulated depreciation	(30,503)	(28,262)

Property and equipment—net	$85,448	$52,265

5.	MERCHANDISE TRUST

At June 30, 2010, the Company’s merchandise trust consisted of the following types of assets:

•	Money Market Funds that invest in low risk short term securities;

•	Publicly traded mutual funds that invest in underlying debt securities;

•	Publicly traded mutual funds that invest in underlying equity securities;

•	Equity investments that are currently paying dividends or distributions. These investments include Real Estate Investment Trusts (“REIT’s”); Master Limited Partnerships and global equity securities;

•	Fixed maturity debt securities issued by various corporate entities; and

•	Fixed maturity debt securities issued by U.S. states and local government agencies.

All of these investments are classified as Available for Sale as defined by ASC 320-10-25-1. Accordingly, all of the assets are carried at fair value. All of these investments are considered to be either Level 1 or Level 2 assets as defined by ASC 820-10-35-(39 through 51H). At June 30, 2010, approximately 89.3% of these assets were Level 1 investments while approximately 10.7% were Level 2 assets. There were no Level 3 assets.

The merchandise trust is a variable interest entity for which the Company is the primary beneficiary. The assets held in the merchandise trust are required to be used to purchase the merchandise to which they relate. If the value of these assets falls below the cost of purchasing such merchandise, the Company would be required to fund this shortfall.

The cost and market value associated with the assets held in the merchandise trust at June 30, 2010 and December 31, 2009 is as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
As of June 30, 2010	(in thousands)

Short-term investments	$41,201	$—	$—	$41,201
Fixed maturities:
U.S. State and local government agency	33	—	—	33
Corporate debt securities	9,649	46	(283)	9,412
Other debt securities	18,183	—	—	18,183

Total fixed maturities	27,865	46	(283)	27,628

Mutual funds—debt securities	49,047	1,094	(2,043)	48,098
Mutual funds—equity securities	113,813	—	(23,307)	90,506

Equity securities	61,925	2,143	(5,545)	58,523
Other invested assets	954	—	—	954

Total	$294,805	$3,282	$(31,178)	$266,909

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
As of December 31, 2009	(in thousands)

Short-term investments	$47,451	$—	$—	$47,451
Fixed maturities:
U.S. State and local government agency	33	—	(10)	23
Corporate debt securities	3,204	90	(48)	3,246
Other debt securities	10,393	448	—	10,841

Total fixed maturities	13,630	538	(58)	14,110

Mutual funds—debt securities	39,545	8	(840)	38,713
Mutual funds—equity securities	93,472	—	(23,034)	70,438

Equity securities	34,818	1,249	(4,304)	31,763
Other invested assets	1,385	26	—	1,411

Total	$230,301	$1,821	$(28,236)	$203,885

The contractual maturities of debt securities as of June 30, 2010 and December 31, 2009 are as follows:

	Less than 1 year	1 year through 5 years	5 years through 10 years	More than 10 years
As of June 30, 2010	(in thousands)

U.S. State and local government agency	33	—	—	—
Corporate debt securities	—	3,675	5,621	116
Other debt securities	16,822	1,361	—	—

Total fixed maturities	$16,855	$5,036	$5,621	$116

	Less than 1 year	1 year through 5 years	5 years through 10 years	More than 10 years
As of December 31, 2009	(in thousands)

U.S. State and local government agency	23	—	—	—
Corporate debt securities	—	1,408	1,683	155
Other debt securities	10,841	—	—	—

Total fixed maturities	$10,864	$1,408	$1,683	$155

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at June 30, 2010 and December 31, 2009 is presented below:

At June 30, 2010

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)

Fixed maturities:
U.S. State and local government agency	—	—	—	—	—	—
Corporate debt securities	7,703	216	405	67	8,108	283
Other debt securities	—	—	—	—	—	—

Total fixed maturities	7,703	216	405	67	8,108	283

Mutual funds—debt securities	14,588	1,661	2,283	382	16,871	2,043
Mutual funds—equity securities	—	—	90,506	23,307	90,506	23,307

Equity securities	8,850	1,467	29,646	4,078	38,496	5,545

Total	$31,141	$3,344	$122,840	$27,834	$153,981	$31,178

At December 31, 2009

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)

Fixed maturities:
U.S. Government and federal agency	$—	$—	$—	$—	$—	$—
U.S. State and local government agency	23	10	—	—	23	10
Corporate debt securities	1,554	18	263	30	1,817	48
Other debt securities	—	—	—	—	—	—

Total fixed maturities	1,577	28	263	30	1,840	58

Mutual funds—debt securities	9,456	118	15,086	722	24,542	840
Mutual funds—equity securities	—	—	70,439	23,034	70,439	23,034

Equity securities	2,307	191	25,686	4,113	27,993	4,304

Total	$13,340	$337	$111,474	$27,899	$124,814	$28,236

A reconciliation of the Company’s merchandise trust activities for the six months ended June 30, 2010 is presented below:

Six months ended June 30, 2010

Fair Value @ 12/31/2009	Net Contributions (Distributions)	Interest/ Dividends	Capital Gain Distributions	Realized Gain/ Loss	Taxes	Fees	Unrealized Change in Fair Value	Fair Value @ 6/30/2010
(in thousands)

$ 203,885	$61,410	$2,543	$239	$1,631	$(857)	$(461)	$(1,481)	$266,909

The Company made net deposits into the trusts of approximately $61.4 million during the six months ended June 30, 2010. Purchases and sales of securities available for sale included in trust investments were approximately $276.7 million and $220.9 million, respectively during the six months ended June 30, 2010.

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

The fundamental accounting changes resulting from the issuance of ASC 320-10-65-1 are as follows:

Prior to the issuance of ASC 320-10-65-1, entities were required to assert that they had the intent and ability to hold debt securities for a period of time sufficient to allow for any anticipated recovery in fair value in order to conclude that an impairment was not other than temporary. ASC 320-10-65-1 amended this requirement so that an entity now must:

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

In situations wherein an entity:

•	Does not have an intent to sell an impaired debt security and;

•	Determines that it is more likely than not that it will not be required to sell an impaired debt security before its anticipated recovery;

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

During the three and six months ended June 30, 2010, the Company determined that there were no other than temporary impairments to the fixed maturity investment portfolio in the Merchandise Trust due to credit losses.

During the three and six months ended June 30, 2010, the Company determined that there was a single security, with an aggregate cost basis of approximately $0.3 million, an aggregate fair value of less than $0.1 million and a resulting impairment of value of approximately $0.2 million, wherein such impairment is considered to be other-than-temporary. Accordingly, the Company has adjusted the cost basis of this asset to its current value and offset this change against deferred revenue. This reduction in deferred revenue will be reflected in earnings in future periods as the underlying merchandise is delivered or the underlying service is performed.

6.	PERPETUAL CARE TRUSTS

At June 30, 2010, the Company’s perpetual care trust consisted of the following types of assets:

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

All of these investments are classified as Available for Sale as defined by ASC 320-10-25-1. Accordingly, all of the assets are carried at fair value. All of these investments are considered to be either Level 1 or Level 2 assets as defined by ASC 820-10-35-(39 through 51H). At June 30, 2010, approximately 86.4% of these assets were Level 1 investments while approximately 13.6% were Level 2 assets. There were no Level 3 assets.

The cost and market value associated with the assets held in perpetual care trusts at June 30, 2010 and December 31, 2009 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
As of June 30, 2010	(in thousands)

Short-term investments	$12,866	$—	$—	$12,866
Fixed maturities:
U.S. Government and federal agency	—	—	—	—
U.S. State and local government agency	87	126	—	213
Corporate debt securities	20,947	474	(680)	20,741
Other debt securities	5,816	—	—	5,816

Total fixed maturities	26,850	600	(680)	26,770

Mutual funds—debt securities	48,165	225	(511)	47,879
Mutual funds—equity securities	99,807	2,369	(26,052)	76,124

Equity Securities	47,399	5,016	(1,057)	51,358
Other invested assets	431	—	—	431

Total	$235,518	$8,210	$(28,300)	$215,429

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
As of December 31, 2009	(in thousands)

Short-term investments	$46,615	$—	$—	$46,615
Fixed maturities:
U.S. Government and federal agency	4,747	66	(48)	4,765
U.S. State and local government agency	1,497	14	(74)	1,437
Corporate debt securities	13,722	369	(199)	13,892
Other debt securities	4,841	8	—	4,849

Total fixed maturities	24,807	457	(321)	24,943

Mutual funds—debt securities	36,774	24	(465)	36,333
Mutual funds—equity securities	74,831	1	(22,275)	52,557

Equity Securities	33,514	3,385	(1,486)	35,413
Other invested assets	434	2	—	436

Total	$216,974	$3,868	$(24,547)	$196,295

The market value of contractual maturities of debt securities as of June 30, 2010 and December 31, 2009 are as follows:

	Less than 1 year	1 year through 5 years	5 years through 10 years	More than 10 years
As of June 30, 2010	(in thousands)

U.S. Government and federal agency	$—	$—	$—	$—
U.S. State and local government agency	213	—	—	—
Corporate debt securities	—	8,269	12,002	472
Other debt securities	5,445	371	—	—

Total fixed maturities	$5,658	$8,640	$12,002	$472

	Less than 1 year	1 year through 5 years	5 years through 10 years	More than 10 years
As of December 31, 2009	(in thousands)

U.S. Government and federal agency	$806	$3,230	$438	$291
U.S. State and local government agency	560	296	520	61
Corporate debt securities	—	6,166	7,104	622
Other debt securities	4,849	—	—	—

Total fixed maturities	$6,215	$9,692	$8,062	$974

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at June 30, 2010 and December 31, 2009 held in perpetual care trusts is presented below:

At June 30, 2010

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)

Fixed maturities:
U.S. Government and federal agency	$—	$—	$—	$—	$—	$—
U.S. State and local government agency	—	—	—	—	—	—
Corporate debt securities	14,610	453	938	227	15,548	680
Other debt securities	—	—	—	—	—	—

Total fixed maturities	14,610	453	938	227	15,548	680

Mutual funds—debt securities	2,983	314	17,179	197	20,162	511
Mutual funds—equity securities	7,102	2,337	48,260	23,715	55,362	26,052

Equity securities	3,878	197	14,481	860	18,359	1,057

Total	$28,573	$3,301	$80,858	$24,999	$109,431	$28,300

At December 31, 2009

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)

Fixed maturities:
U.S. Government and federal agency	$1,708	$42	$188	$6	$1,896	$48
U.S. State and local government agency	655	74	—	—	655	74
Corporate debt securities	6,796	76	1,246	123	8,042	199
Other debt securities	—	—	—	—	—	—

Total fixed maturities	9,159	192	1,434	129	10,593	321

Mutual funds—debt securities	1,969	347	900	118	2,869	465
Mutual funds—equity securities	—	—	47,299	22,275	47,299	22,275

Equity securities	1,317	107	18,397	1,379	19,714	1,486

Total	$12,445	$646	$68,030	$23,901	$80,475	$24,547

A reconciliation of the Company’s perpetual care trust activities for the six months ended June 30, 2010 is presented below:

Six months ended June 30, 2010

Fair Value @ 12/31/2009	Net Contributions (Distributions)	Interest/ Dividends	Capital Gain Distributions	Realized Gain/ Loss	Taxes	Fees	Unrealized Change in Fair Value	Fair Value @ 6/30/2010
(in thousands)

$196,295	$15,554	$4,168	$—	$(617)	$(157)	$(403)	$589	$215,429

The Company made net deposits into the trusts of approximately $15.6 million during the six months ended June 30, 2010. Purchases and sales of securities available for sale included in trust investments were approximately $233.3 million and $197.1 million, respectively during the six months ended June 30, 2010.

The Company recorded income from perpetual care trusts of $3.8 million and $6.8 million for the three and six months ended June 30, 2010 as compared to $3.3 million and $6.6 million during the same periods last year. This income is classified as cemetery revenues in the condensed consolidated statements of operations.

Other-than-temporary Impairments

Refer to Note 5 for a detailed discussion of the Company’s methodology of determining, accounting for and disclosing other than temporary impairments. The Company determined that there were no other than temporary impairments to the assets in the perpetual care trust during the three and six months ended June 30, 2010.

7.	DERIVATIVE INSTRUMENTS

On November 24, 2009, the Company entered into an interest rate swap (the “First Interest Rate Swap”) wherein the Company agreed to pay the counterparty interest in the amount of three month LIBOR plus 888 basis points in consideration for the counterparties agreement to pay the Company a fixed rate of interest of 10.25% on a principal amount of $108 million. Settlements are to be made net on a quarterly basis in February, May, August and November of each year. The First Interest Rate Swap expires on December 1, 2012.

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

The Interest Rate Swaps do not qualify for hedge accounting. Accordingly, the fair value of the Interest Rate Swaps is reported on the Company’s balance sheet and periodic changes in the fair value of the Interest Rate Swaps are recorded in earnings. At June 30, 2010, the Company recorded an asset (the “Fair value of interest rate swaps”) of approximately $0.5 million, which represents the fair value of the Interest Rate Swaps at June 30, 2010. The Company recorded a gain on the fair value of interest rate swaps of approximately $1.6 million and $3.2 million during the three and six months ended June 30, 2010.

The Company entered into the Interest Rate Swaps in an effort to manage their total interest expense. The Interest Rate Swaps reduced interest expense by approximately $0.4 million and $0.8 million during the three and six months ended June 30, 2010.

The Interest Rate Swaps do not contain any credit risk contingent features. No collateral is required to be posted by either counterparty.

8.	LONG-TERM DEBT

The Company had the following outstanding debt at:

	June 30, 2010	December 31, 2009
	(in thousands)

Insurance premium financing	$217	$190
Vehicle Financing	939	547
Acquisition Credit Facility, due September 2012	37,500	—
Revolving Credit Facility, due September 2012	15,500	—
Note payable—Greenlawn Acquisition	1,400	1,400
Note payable—Nelms acquisition (net of discount)	926	—
10.25% senior notes, due 2017	150,000	150,000
Series B senior secured notes, due 2012	17,500	17,500
Series C senior secured notes, due 2012	17,500	17,500

Total	241,482	187,137
Less current portion	523	378
Less unamortized bond discount	3,773	3,938

Long-term portion	$237,186	$182,821

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

The Indenture requires the Company, the Issuers and/or the Note Guarantors, as applicable, to comply with various covenants including, but not limited to, covenants that, subject to certain exceptions, limit the Company’s and its subsidiaries’ ability to (i) incur additional indebtedness; (ii) make certain dividends, distributions, redemptions or investments; (iii) enter into certain transactions with affiliates; (iv) create, incur, assume or permit to exist certain liens against their assets; (v) make certain sales of their assets; and (vi) engage in certain mergers, consolidations or sales of all or substantially all of their assets. The Indenture also contains various affirmative covenants regarding, among other things, delivery of certain reports filed with the SEC and materials required pursuant to Rule 144A under the Securities Act to holders of the Senior Notes and joinder of future subsidiaries as Note Guarantors under the Indenture. The Company was in compliance with all covenants at June 30, 2010.

Events of default under the Indenture that could, subject to certain conditions, cause all amounts owing under the Senior Notes to become immediately due and payable include, but are not limited to, the following:

1.	failure by the Issuers to pay interest on any of the Senior Notes when it becomes due and the continuance of any such failure for 30 days;

2.	failure by the Issuers to pay the principal on any of the Senior Notes when it becomes due and payable, whether at stated maturity, upon redemption, upon purchase, upon acceleration or otherwise;

3.	the Issuers’ failure to comply with the agreements and covenants relating to limitations on entering into certain mergers, consolidations or sales of all or substantially all of their assets or in respect of their obligations to purchase the Senior Notes in connection with a Change of Control;

4.	failure by the Company or the Issuers to comply with any other agreement or covenant in the Indenture and the continuance of this failure for 60 days after notice of the failure has been given the Company by the Trustee or holders of at least 25% of the aggregate principal amount of the Senior Notes then outstanding;

5.	failure by the Company to comply with its covenant to deliver certain reports and the continuance of such failure to comply for a period of 120 days after written notice thereof has been given to the Company by the Trustee or by the holders of at least 25% in aggregate principal amount of the Senior Notes then outstanding;

6.	certain defaults under mortgages, indentures or other instruments or agreements under which there may be issued or by which there may be secured or evidenced indebtedness of the Company or any Restricted Subsidiary, whether such indebtedness currently exists or is incurred after the date of the Indenture;

7.	certain judgments or orders that exceed $7.5 million for the payment of money entered by a court of competent jurisdiction against the Company or any Restricted Subsidiary if such judgments have not been satisfied, stayed, annulled or rescinded within 60 days of being entered;

8.	certain events of bankruptcy of the Company, StoneMor GP LLC, the general partner of the Company (the “General Partner”), or any Significant Subsidiary; or

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

The Notes are guaranteed by both the Company and the General Partner. The Notes rank pari passu with all other senior secured debt, including the Revolving Credit Facility and the Acquisition Credit Facility. Obligations under the Notes are secured by a first priority lien and security interest covering substantially all of the assets of the Note Issuers, whether then owned or thereafter acquired, other than specified receivable rights and a second priority lien and security interest covering those specified receivable rights of the Note Issuers, whether then owned or thereafter acquired. These assets secure the Notes and the Acquisition Credit Facility described below. The priority of the liens and security interests securing the Notes is pari passu with the liens and security interests securing the Acquisition Credit Facility described below.

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

On May 4, 2010, the Company entered into the Sixth Amendment to Amended and Restated Note Purchase Agreement (the “Sixth Amendment to Credit Agreement”)., to, among other matters, provide for (i) changes to the Consolidated Leverage Ratio similar to the changes under the Sixth Amendment to Credit Agreement as described below, and (ii) the payment by the Partnership to each holder of Amended Series B Notes and Amended Series C Notes of additional interest at a rate of 0.25% per annum (the “Additional Interest”) from May 4, 2010 until such time as each holder of Notes shall have received a Compliance Certificate for the most recently completed four fiscal quarters of the Partnership ending on or after December 31, 2010 evidencing that the Consolidated Leverage Ratio was less than 3.75 to 1.00 for such period. The Amended Series B Notes and Amended Series C Notes were amended and restated to provide for the payment of the Additional Interest as described in the Sixth Amendment to NPA.

The Sixth Amendment to NPA also included a consent by the Noteholders to an increase in the Aggregate Credit Facility Cap from $80 million to $100 million, an increase in the Acquisition Facility Cap from $45 million to $55 million and an increase in the Revolving Facility Cap from $35 million to $45 million.

The NPA (as amended) contains restrictive covenants that, among other things, prohibit distributions upon defined events of default, restrict investments and sales of assets and require the Company to maintain certain financial covenants, including specified financial ratios. A material decrease in sales could cause the Company to breach certain of its financial covenants, such as the leverage ratio and the interest coverage ratio, under the Company’s NPA, as amended. Any such breach could allow the lenders to accelerate (or create cross-default under) the Company’s debt which would have a material adverse effect on the Company’s business, financial condition or results of operations. The Company was in compliance with all covenants at June 30, 2010.

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

Concurrently with the closing of the Notes Offering and a common unit offering, on November 24, 2009, the Company entered into the Fourth Amendment to Amended and Restated Credit Agreement (the “Fourth Amendment to Credit Agreement”) by and among the Company, the General Partner, the Borrowers, the lenders, and Bank of America, as Administrative Agent for the benefit of the lenders. The Fourth Amendment to Credit Agreement amended the Credit Agreement to, among other matters, (i) amend certain restrictive covenants and other terms set forth in the Credit Agreement to permit the Company to incur the indebtedness evidenced by the Senior Notes, enter into the Indenture and use the net proceeds of the Notes Offering and Units Offering as discussed above; (ii) decrease the Acquisition Credit Facility to a maximum aggregate principal amount of $45.0 million, with the ability to request further increases in a maximum aggregate principal amount of $10.0 million; and (iii) amend the Consolidated Leverage Ratio (as defined in the Credit Agreement). On January 15, 2010, the Company entered into the Fifth Amendment to the Amended and Restated Credit Agreement which further amended the Consolidated Leverage Ratio. Loans outstanding under the Acquisition Credit Facility and the Revolving Credit Facility bear interest at a per annum rate based upon a base rate (the “Base Rate”) or a Eurodollar rate (the “Eurodollar Rate”) plus a margin ranging from 2.25% to 3.25% over the Base Rate and 3.25% to 4.25% over the Eurodollar Rate, as selected by the Borrowers. The Base Rate is the highest of (a) the Federal Funds Rate plus 0.5% or (b) the Prime Rate, as defined in the Credit Agreement. The Eurodollar Rate equals the greater of: (i) the British Bankers Association LIBOR Rate or (ii) if such rate is not available, the rate determined by Bank of America, N.A., as the Administrative Agent, subject to certain conditions. Margin is determined by the ratio of consolidated funded debt to consolidated EBITDA.

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

The agreements governing the Revolving Credit Facility, the Acquisition Credit Facility contain restrictive covenants that, among other things, prohibit distributions upon defined events of default, restrict investments and sales of assets and require the Company to maintain certain financial covenants, including specified financial ratios. A material decrease in sales could cause the Company to breach certain of its financial covenants, such as the leverage ratio and the interest coverage ratio, under the Company’s Credit Agreement and NPA, as amended. Any such breach could allow the lenders to accelerate (or create cross-default under) the Company’s debt which would have a material adverse effect on the Company’s business, financial condition or results of operations. As of June 30, 2010, the Company had $53.0 million outstanding under the Credit Agreement and the Company was in compliance with all applicable covenants.

On May 4, 2010, the Company entered into the Sixth Amendment to Amended and Restated Credit Agreement to, among other things, provide that the Partnership and the General Partner shall not permit the Consolidated Leverage Ratio to be greater than:

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

The Consolidated Leverage Ratio was 3.76 at June 30, 2010.

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

Effective May 21, 2010, the Lenders increased each of the Revolving Credit Facility and the Acquisition Credit Facility by $9.125 million. After giving effect to such increases, the maximum aggregate principal amount available under the Revolving Credit Facility is $44.125 million and the maximum aggregate principal amount available under the Acquisition Credit Facility is $54.125 million.

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

Nelms Note

In June of 2010, certain of the Company’s subsidiaries issued two installment notes in the aggregate, notional amount of approximately $1.3 million in connection with the second quarter acquisition discussed in Note 13 of these financial statements. The notes are payable over four years. As the notes do not currently bear interest, the Company recorded the note net of a discount of approximately $0.2 million. The Company paid approximately $0.2 million in principal on the note during the three months ended June 30, 2010. At June 30, 2010, the liability related to the note was stated on the Company’s balance sheet at approximately $0.9 million.

In June of 2010, certain of the Company’s subsidiaries also issued four notes in the aggregate principal amount of approximately $5.8 million in connection with the acquisition referenced above. These notes were paid at the closing of the acquisition referenced above by: (i) the issuance by the Company of 293,947 unregistered common units representing limited partnership interests of the Company valued at $5,585,000 and (ii) a cash payment of $202,347.

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

The provision for income taxes for the three and six months ended June 30, 2010 and 2009 respectively is based upon the estimated annual effective tax rates expected to be applicable to the Company for 2010 and 2009, respectively.

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

The Company recognizes any interest accrued related to unrecognized tax benefits in interest expense and any penalties in operating expenses. The Company has not recorded any material interest or penalties during the three and six months ended June 30, 2010 or 2009.

10.	DEFERRED CEMETERY REVENUES – NET

At June 30, 2010 and December 31, 2009, deferred cemetery revenues, net, consisted of the following:

	June 30, 2010	December 31, 2009
	(in thousands)

Deferred cemetery revenue	$248,842	$222,749
Deferred merchandise trust revenue	27,310	29,142
Deferred merchandise trust unrealized losses	(22,177)	(27,278)
Deferred pre-acquisition margin	95,355	66,297
Deferred cost of goods sold	(36,028)	(31,931)

Deferred cemetery revenues, net	$313,301	$258,978

Deferred selling and obtaining costs	$55,759	$49,782

Deferred selling and obtaining costs are carried as an asset on the condensed consolidated balance sheet in accordance with ASC 944-30-55-1.

11.	COMMITMENTS AND CONTINGENCIES

Legal

The Company is party to legal proceedings in the ordinary course of its business but does not expect the outcome of any proceedings, individually or in the aggregate, to have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Leases

At June 30, 2010, the Company was committed to operating lease payments for premises, automobiles and office equipment under various operating leases with initial terms ranging from one to five years and options to renew at varying terms. Expenses under operating leases were $0.5 million and $1.0 million for both the three and six months ended June 30, 2010 and 2009.

At June 30, 2010, operating leases will result in future payments in the following approximate amounts:

(in thousands)
2011	1,715
2012	1,517
2013	1,380
2014	864
2015	653
Thereafter	2,516

Total	$8,645

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

Compensation expense recognized related to unit appreciation rights and restricted phantom unit awards for the three and six months ended June 30, 2010 and 2009 are summarized in the table below:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)

Unit appreciation rights	$121	$—	$242	$—
Restricted phantom units	56	383	111	757

Total unit-based compensation expense	$177	$383	$353	$757

As of June 30, 2010, there was approximately $1.7 million in non-vested unit appreciation rights outstanding.

During the 2nd quarter of 2010, the Company issued 180,000 units to executives and key employees as part of its long-term incentive plan.

13.	ACQUISITIONS AND DIVESTITURES

First Quarter 2010 Acquisition

On March 30, 2010, StoneMor Operating LLC, a Delaware limited liability company (“StoneMor LLC”), StoneMor Michigan LLC, a Michigan limited liability company (“Buyer LLC”) and StoneMor Michigan Subsidiary LLC, a Michigan limited liability company (“Buyer NQ Sub” and individually and collectively with StoneMor LLC and Buyer LLC, “Buyer”), each a wholly-owned subsidiary of StoneMor Partners L.P. (the “Company”), entered into an Asset Purchase and Sale Agreement (the “1st Quarter Purchase Agreement”) with SCI Funeral Services, LLC, an Iowa limited liability company (“Parent”), SCI Michigan Funeral Services, Inc., a Michigan corporation (“SCI Michigan”, and together with Parent, “SCI”), Hillcrest Memorial Company, a Delaware corporation (“Hillcrest”), Christian Memorial Cultural Center, Inc., a Michigan corporation (“Christian”), Sunrise Memorial Gardens Cemetery, Inc., a Michigan corporation (“Sunrise”), and Flint Memorial Park Association, a Michigan corporation (“Flint” and individually and collectively with Sunrise, Hillcrest and Christian, “Seller”).

In connection with the 1st Quarter Purchase Agreement, on March 30, 2010, StoneMor LLC and Plymouth Warehouse Facilities LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company (“Plymouth” and individually and collectively with StoneMor LLC, “Warehouse Buyer”), entered into an Asset Purchase and Sale Agreement (the “Warehouse Purchase Agreement”) with SCI, Hillcrest, Sunrise, Flint, Buyer NQ Sub and Buyer LLC.

Pursuant to the 1st Quarter Purchase Agreement, Buyer acquired nine cemeteries in Michigan, including certain related assets (the “Acquired Assets”), and assumed certain related liabilities (the “Assumed Liabilities”). In consideration for the transfer of the Acquired Assets and in addition to the assumption of the Assumed Liabilities, Buyer paid Seller approximately $14 million (the “Closing Purchase Price”) in cash. The Closing Purchase Price can be increased or decreased post-closing for accounts receivable, merchandise trust amounts and endowment care trust amounts above or below agreed levels, as provided in the Purchase Agreement.

Pursuant to the Warehouse Purchase Agreement, Warehouse Buyer acquired one warehouse in Michigan from SCI, including certain related assets, and assumed certain related liabilities for $0.5 million in cash, which was deemed part of the $14 million consideration paid in connection with the Purchase Agreement.

The 1st Quarter Purchase Agreement and Warehouse Purchase Agreement also include various representations, warranties, covenants, indemnification and other provisions which are customary for transactions of this nature.

The table below reflects the Company’s preliminary assessment of the fair value of net assets acquired, the purchase price and the resulting gain on a bargain purchase price that was made in the first quarter of the year. No subsequent adjustments were made during the second quarter. The Company expects to adjust these amounts as additional information is received.

As of June 30, 2010
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

The results of operations of the acquired properties have been included in the condensed consolidated financial statements since the date of acquisition and are not material to the condensed consolidated results of operations.

The following unaudited pro forma information presents a summary of results of operations of the Company and the acquired cemeteries if the acquisition had occurred on January 1, 2009:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
	(In thousands)		(In thousands)
Revenues	$50,267	$49,332	$92,467	$93,460
Net income (loss)	2,742	1,560	24,696	616
Net income (loss) per limited partner unit (basic and diluted)	0.20	0.13	1.33	0.05

The unaudited pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect on January 1, 2009 or of future results of operations of the locations.

Second Quarter 2010 Acquisition

On April 29, 2010, the Johnson County Circuit Court of Indiana entered the Order Approving Form of Amended and Restated Purchase Agreement and Authorizing Sale of Equity Interests and Assets (the “Indiana Order”). The Indiana Order, subject to certain conditions, permitted Lynette Gray, as receiver (the “Receiver”) of the business and assets of Ansure Mortuaries of Indiana, LLC (“Ansure”), Memory Gardens Management Corporation (“MGMC”), Forest Lawn Funeral Home Properties, LLC (“Forest Lawn”), Gardens of Memory Cemetery LLC (“Gardens of Memory”), Gill Funeral Home, LLC (“Gill”), Garden View Funeral Home, LLC (“Garden View”), Royal Oak Memorial Gardens of Ohio Ltd. (“Royal Oak”), Heritage Hills Memory Gardens of Ohio Ltd. (“Heritage”) and Robert E. Nelms (“Nelms” and collectively with Ansure, MGMC, Forest Lawn, Gardens of Memory, Gill, Garden View, Royal Oak and Heritage, the “Original Sellers”), to enter into and consummate an Amended and Restated Purchase Agreement (the “2nd Quarter Purchase Agreement”) with StoneMor Operating LLC, a Delaware limited liability company (“StoneMor LLC”), StoneMor Indiana LLC, an Indiana limited liability company (“StoneMor Indiana”), StoneMor Indiana Subsidiary LLC, an Indiana limited liability company (“StoneMor Subsidiary”) and Ohio Cemetery Holdings, Inc., an Ohio non-profit corporation (“Ohio Non-profit,” and collectively with StoneMor LLC, StoneMor Indiana and StoneMor Subsidiary, the “Buyer”), each a wholly-owned subsidiary of the Company. Subject to the receipt of the Indiana Order, the Purchase Agreement was executed by the Buyer and the Receiver on April 2, 2010.

Effective June 21, 2010, certain subsidiaries of the Company entered into Amendment No. 1 to the 2nd Quarter Purchase Agreement (“Amendment No. 1”) by and among the Buyer, the Original Sellers, Robert Nelms, LLC (“Nelms LLC,” and collectively with the Original Sellers, the “Sellers”) and the Receiver, which amended the Purchase Agreement executed by the Buyer and the Receiver. Amendment No. 1 amended the 2nd Quarter Purchase Agreement by: adding certain parties to the Purchase Agreement; modifying certain representations and warranties made by the Original Sellers in the 2nd Quarter Purchase Agreement; and providing that the Buyer will assume certain additional liabilities such as the obligation to pay for all claims incurred under the health benefit plans of the Original Sellers on or before the closing of the transactions contemplated by the Purchase Agreement and Amendment No. 1, but which had not been reported on or prior to the closing.

Effective June 21, 2010, pursuant to the 2nd Quarter Purchase Agreement and Amendment No. 1, the Buyer acquired the stock (the “Stock”) of certain companies owned by Ansure (the “Acquired Companies”) and certain assets (the “Assets”) owned by Nelms, Nelms LLC, Gill, Gardens of Memory, Garden View, Forest Lawn, Heritage, Royal Oak and MGMC, resulting in the acquisition of 8 cemeteries and 5 funeral homes in Indiana, Michigan and Ohio (the “Acquisition”). The Buyer acquired the Stock and Assets, advanced moneys to pay for trust shortfalls of the cemeteries, paid certain liabilities of the Sellers, which were offset by funds held in a Smith Barney Account acquired by the Buyer in the transaction, and paid certain legal fees of the parties to the transaction and other acquisition costs, for a total consideration, including the offset by the funds held in the Smith Barney Account, of approximately $33.0 million. The Acquisition was financed, in part, by borrowing $22.5 million from the Company’s acquisition facility under the Amended and Restated Credit Agreement dated August 15, 2007 among StoneMor LLC, certain of its subsidiaries, the Company, StoneMor GP LLC, Bank of America, N.A., the other lenders party thereto, and Banc of America Securities LLC, as amended.

Settlement Agreement

In connection with the Acquisition, effective June 21, 2010, StoneMor LLC and StoneMor Indiana (collectively, “StoneMor”) and the Company entered into a Settlement Agreement (the “Settlement Agreement”) with Chapel Hill Associates, Inc., d/b/a Chapel Hill Memorial Gardens of Grand Rapids, Chapel Hill Funeral Home, Inc., Covington Memorial Funeral Home, Inc., Covington Memorial Gardens, Inc., Forest Lawn Memorial Chapel Inc., Forest Lawn Memory Gardens Inc., Fred W. Meyer, Jr. by James R. Meyer as Special Administrator to the Estate of Fred W. Meyer, Jr. (the “F. Meyer Estate”), James R. Meyer (“J. Meyer”), Thomas E. Meyer (“T. Meyer”), Nancy J. Cade (“Cade,” and collectively with the F. Meyer Estate, J. Meyer, and T. Meyer, the “Meyer Family”) and F.T.J. Meyer Associates, LLC (“FTJ”).

Pursuant to the Settlement Agreement, StoneMor agreed to assume, pay and discharge a portion of Ansure’s and Forest Lawn’s obligations under: (i) certain notes issued by Ansure in favor of Fred W. Meyer, Jr., J. Meyer, T. Meyer, and Cade (collectively, the “Original Meyer Family”); and (ii) a note issued by Forest Lawn to FTJ, which was later assigned to the Original Meyer Family.

StoneMor agreed to assume approximately $7.1 million of Ansure’s and Forest Lawn’s obligations under the notes they issued, with the remaining principal, interest and fees due under such notes forgiven by the Meyer Family. In connection with the assumption of these obligations, at Closing, StoneMor issued promissory notes to each member of the Meyer Family (the “Closing Notes”) and additional promissory notes payable in installments to certain members of the Meyer Family (the “Installment Notes”). The Closing Notes were issued effective June 21, 2010 in the aggregate principal amount of approximately $5.8 million, were unsecured subordinated obligations of StoneMor, bore no interest and were payable on demand at the Closing. The Closing Notes were paid at closing by: (i) the issuance by the Company of 293,947 unregistered common units representing limited partnership interests of the Company (the “Units”) valued at approximately $5.6 million pursuant to the terms of the Settlement Agreement; and (ii) a cash payment of approximately $0.2 million.

The Installment Notes were issued effective June 21, 2010 in the aggregate principal amount of approximately $1.3 million to be paid in installments over 4 years. The Installment Notes were issued effective June 21, 2010 and mature April 1, 2014. The Installment Notes bear 10.25% interest per annum on the portion of the outstanding balance after the maturity date or while there exists any uncured event of default or the exercise by the Company of any remedies following the occurrence and during the continuance of any event of default. In addition, if StoneMor voluntarily files for bankruptcy or is involved in an involuntary bankruptcy proceeding, the entire principal balance of the Installment Notes will automatically become due and payable.

J. Meyer, T. Meyer and Cade each entered into an Amended and Restated Agreement-Not-To-Compete with StoneMor, which amended the non-compete agreements each previously entered into with Ansure. In consideration for entering into an Amended and Restated Agreement-Not-To-Compete, StoneMor agreed to pay an aggregate of approximately $2.3 million to J. Meyer, T. Meyer, and Cade, with approximately $0.3 million paid at Closing, and the remainder to be paid in installments over 4 years.

The Settlement Agreement also provides that, if the annual distributions paid by the Company to its unitholders are less than $2.20, StoneMor will pay additional cash consideration to the Meyer Family annually for four years pursuant to a formula contained in the Settlement Agreement. StoneMor may also pay up to approximately $2.4 million to the Meyer Family from the proceeds of the Misappropriation Claims, subject to certain minimum thresholds before payments are required.

In addition, StoneMor provided an assignment from the Receiver to the Meyer Family of the Eminent Domain Claim, as defined in the Settlement Agreement, and the proceeds thereto, at closing. The Meyer Family agreed to assign its rights under the Fraud Claims, as defined in the Settlement Agreement, to StoneMor.

All obligations of StoneMor, the Company and the Acquired Companies under the Settlement Agreement and other transaction documents are subordinate and junior to the obligations of StoneMor, the Company and the Acquired Companies under any Senior Debt, as defined in the Settlement Agreement.

The Settlement Agreement also includes various representations, warranties, covenants, mutual releases, indemnification and other provisions, which are customary for a transaction of this nature.

Unregistered Sale of Securities

In connection with the Acquisition, StoneMor GP, LLC, the general partner of the Company (“StoneMor GP”), entered into a Non-Competition Agreement (“Non-Competition Agreement”) dated as of June 21, 2010 with Ronald P. Robertson, pursuant to which Mr. Robertson agreed not to compete with StoneMor GP and the companies under its management and control. In consideration for Mr. Robertson’s covenant not to compete and as a partial payment of the Closing Notes to the Meyer Family pursuant to the Settlement Agreement, effective June 21, 2010, the Company issued 303,800 Units.

Pursuant to the Non-Competition Agreement, the Company is obligated to issue additional Units valued at $0.5 million over the next three years as follows: Units valued at $0.2 million on each of the first anniversary and second anniversary of the Closing with the number of Units determined by dividing $0.2 million by the per-Unit price of Units on The Nasdaq Stock Market LLC (“Nasdaq”) on the close of the third business day prior to the closing, subject to adjustments as a result of a Unit split, Unit combination or similar events occurring after the closing but prior to each of the first and second anniversaries; and Units valued at $0.1 million on the third anniversary of the closing, with the number of Units determined by dividing $0.1 million by the per-Unit price on the Nasdaq on the close of the third business day prior to the closing, subject to adjustments as a result of a Unit split, Unit combination or similar events occurring after the closing but prior to the third anniversary of the closing.

The table below reflects the Company’s preliminary assessment of the fair value of net assets received, the purchase price and the resulting gain on a bargain purchase price. These amounts will be retrospectively adjusted as additional information is received.

As of June 30, 2010
(in thousands)
Assets:

Cemetery land	$23,188
Cemetery and funeral home property	27,842
Accounts receivable (net)	2,191
Merchandise trusts, restricted, at fair value	18,396
Perpetual care trusts, restricted, at fair value	3,541
Other assets	4,225

Total assets	79,383

Liabilities

Deferred margin	12,070
Merchandise liabilities	14,929
Other liabilities	16,130
Perpetual care trust corpus	3,541

Total liabilities	46,670

Fair value of net assets acquired	32,713

Paid at closing—purchase price	8,539
Paid at closing—trust underfunding	14,408
Paid at closing—units	5,785
Paid at closing—liabilities incurred	3,981

Total paid at closing	$32,713

Second Quarter 2009 Acquisitions

In the second quarter of 2009, the Company, through certain of its subsidiaries, entered into two long-term operating agreements wherein the Company became exclusive operator of the underlying cemetery land. These two cemeteries qualify as variable interest entities (“VIE”) for which the Company is the primary beneficiary. As such, the Company has consolidated these two cemeteries into the financial statements.

In the second quarter of this year, the Company made final changes to the fair value of the net assets acquired due to this transaction. These changes resulted in an increase in the gain recorded on this transaction from approximately $0.4 million to approximately $3.8 million.

The table below denotes the changes made to the recognition of the fair value of the net assets acquired due to this transaction in the second quarter of 2010 as compared to what was recorded at December 31, 2009..

	Amount Originally Recorded	Revised Amount	Change
	(in thousands)
Assets

Cemetery land	$3,800	$8,720	$4,920
Cemetery building	1,310	450	(860)
Accounts receivable	270	270	—
Merchandise trust assets	1,440	1,385	(55)
PC Trust assets	3,447	3,428	(19)
Equipment	64	179	115
Goodwill	330	—	(330)
Other assets	—	—	—
Cemetery inventory	247	247	—

Total assets	10,908	14,679	3,771

Liabilities

Merchandise liabilities	1,635	1,635	—
Other liabilities	46	46	—
Deferred margin	1,322	1,322	—
Deferred tax liabilities	581	198	(383)
Perpetual care trust corpus	3,447	3,428	(19)

Total liabilities	7,031	6,629	(402)

Net assets acquired	$3,877	$8,050	$4,173

The primary assets subject to additional changes are cemetery property and property and equipment. As of June 30, 2010, there were still purchase allocations open on the acquisition made in the third quarter of 2009. The Company will finalize this allocation in the third quarter of 2010.

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

Segment information as of and for the three and six months ended June 30, 2010 and 2009 is as follows:

As of and for the three months ended June 30, 2010

	Cemeteries			Funeral Homes
	Southeast	Northeast	West		Corporate	Adjustment	Total
	(in thousands)
Revenues
Sales	$20,769	$8,812	$9,344	$—	$—	$(11,415)	$27,510
Service and other	7,830	6,439	4,363	—	(57)	(3,122)	15,453
Funeral home	—	—	—	5,923	—	(149)	5,774

Total revenues	28,599	15,251	13,707	5,923	(57)	(14,686)	48,737

Costs and expenses
Cost of sales	4,253	1,731	1,517	—	—	(2,151)	5,347
Cemetery	5,411	3,495	3,181	—	—	(2)	12,086
Selling	6,360	2,792	2,663	—	258	(2,606)	9,467
General and administrative	3,079	1,478	1,616	—	(13)	—	6,161
Funeral home	—	—	—	4,648	—	(6)	4,642
Depreciation and amortization	329	190	150	282	848	—	1,799
Corporate	—	—	—	—	5,605	—	5,605
Acquisition related costs	—	—	—	—	1,666	—	1,666

Total costs and expenses	19,433	9,686	9,127	4,930	8,364	(4,765)	46,773

Operating earnings	9,166	5,565	4,580	993	(8,421)	(9,921)	1,964

Gain on acquisition	—	—	—	—	4,173		4,173
Increase in value of interest rate swap	—	—	—	—	1,568		1,568
Interest expense	2,299	947	1,333	675	(16)	—	5,238

Earnings (losses) before taxes	$6,867	$4,618	$3,247	$318	$(2,664)	$(9,921)	$2,467

Supplemental information

Total assets	$405,742	$260,205	$316,719	$53,528	$28,623	$—	$1,064,816

Amortization of cemetery property	$826	$560	$174	$—	$—	$(214)	$1,346

Long lived asset additions	$5,007	$233	$28,755	$18,648	$122	$—	$52,765

As of and for the six months ended June 30, 2010

	Cemeteries			Funeral Homes
	Southeast	Northeast	West		Corporate	Adjustment	Total
	(in thousands)
Revenues
Sales	$39,425	$16,765	$16,237	$—	$(79)	$(24,452)	$47,896
Service and other	15,249	12,055	7,864	—	—	(5,308)	29,860
Funeral home	—	—	—	11,962	—	(311)	11,651

Total revenues	54,674	28,820	24,101	11,962	(79)	(30,071)	89,407

Costs and expenses
Cost of sales	8,068	3,314	2,528	—	6	(4,137)	9,779
Cemetery	9,703	6,339	5,292	—	—	(1)	21,333
Selling	12,521	5,397	4,731	—	320	(5,887)	17,083
General and administrative	5,906	2,984	2,878	—	(9)	—	11,759
Funeral home	—	—	—	9,081	—	(8)	9,073
Depreciation and amortization	766	380	273	561	1,677	—	3,657
Corporate	—	—	—	—	10,694	—	10,694
Acquisition related costs	—	—	—	—	2,656	—	2,656

Total costs and expenses	36,965	18,414	15,702	9,642	15,344	(10,033)	86,034

Operating earnings	17,709	10,406	8,399	2,320	(15,423)	(20,038)	3,373

Gain on acquisition	—	—	—	—	27,485		27,485
Increase in value of interest rate swap	—	—	—	—	3,239		3,239
Interest expense	4,611	1,890	2,318	1,293	(15)	—	10,097

Earnings (losses) before taxes	$13,098	$8,516	$6,081	$1,027	$15,316	$(20,038)	$24,000

Supplemental information

Total assets	$405,742	$260,205	$316,719	$53,528	$28,623	$—	$1,064,816

Amortization of cemetery property	$1,666	$1,071	$293	$—	$—	$(403)	$2,627

Long lived asset additions	$5,099	$264	$66,994	$18,697	$184	$—	$91,238

As of and for the three months ended June 30, 2009

	Cemeteries			Funeral Homes
	Southeast	Northeast	West		Corporate	Adjustment	Total
	(in thousands)
Revenues
Sales	$19,023	$8,949	$7,817	$—	$—	$(9,161)	$26,628
Service and other	6,848	5,685	3,321	—	—	(444)	15,410
Funeral home	—	—	—	5,914	—	(151)	5,763

Total revenues	25,871	14,634	11,138	5,914	—	(9,756)	47,801

Costs and expenses
Cost of sales	4,131	1,960	1,230	—	—	(1,163)	6,158
Cemetery	4,616	3,324	2,472	—	—	—	10,412
Selling	5,532	2,756	2,181	—	232	(2,083)	8,618
General and administrative	2,775	1,451	1,208	—	(22)	—	5,412
Funeral home	—	—	—	4,737	—	(26)	4,711
Depreciation and amortization	322	196	106	250	834	—	1,708
Corporate	—	—	—	—	5,497	—	5,497
Acquisition related costs	—	—	—	—	542	—	542

Total costs and expenses	17,376	9,687	7,197	4,987	7,083	(3,272)	43,058

Operating earnings	8,495	4,947	3,941	927	(7,083)	(6,484)	4,743

Gain on sale of funeral home	—	—	—	—	—	—	—
Interest expense	1,421	601	692	479	9	—	3,202

Earnings (losses) before taxes	$7,074	$4,346	$3,249	$448	$(7,092)	$(6,484)	$1,542

Supplemental information

Total assets	$346,119	$243,614	$147,484	$33,728	$23,380	$—	$794,325

Amortization of cemetery property	$937	$611	$166	$—	$—	$281	$1,995

Long lived asset additions	$5,467	$129	$544	$1,401	$69	$—	$7,610

As of and for the six months ended June 30, 2009:

	Cemeteries			Funeral Homes
	Southeast	Northeast	West		Corporate	Adjustment	Total
	(in thousands)
Revenues
Sales	$36,089	$17,171	$14,494	$—	$—	$(19,159)	$48,595
Service and other	13,094	11,366	6,435	—	14	(1,134)	29,775
Funeral home	—	—	—	12,031	—	—	12,031

Total revenues	49,183	28,537	20,929	12,031	14	(20,293)	90,401

Costs and expenses
Cost of sales	7,916	3,617	2,426	—	3	(3,003)	10,959
Cemetery	8,698	6,351	4,791	—	10	—	19,850
Selling	11,042	5,473	4,161	—	370	(4,602)	16,444
General and administrative	5,464	3,101	2,342	—	(17)	—	10,890
Funeral home	—	—	—	9,512	—	—	9,512
Depreciation and amortization	696	443	210	465	1,206	—	3,020
Corporate	—	—	—	—	10,863	—	10,863
Acquisition related costs	—	—	—	—	2,128	—	2,128

Total costs and expenses	33,816	18,985	13,930	9,977	14,563	(7,605)	83,666

Operating earnings	15,367	9,552	6,999	2,054	(14,549)	(12,688)	6,735

Gain on sale of funeral home	—	—	—	475	—		475
Increase in value of interest rate swap	—	—	—	—	—		—
Interest expense	2,816	1,207	1,378	952	18	—	6,371

Earnings (losses) before taxes	$12,551	$8,345	$5,621	$1,577	$(14,567)	$(12,688)	$839

Supplemental information

Total assets	$346,119	$243,614	$147,484	$33,728	$25,380	$—	$796,325

Amortization of cemetery property	$1,658	$1,083	$403	$—	$—	$71	$3,215

Long lived asset additions	$5,241	$517	$487	$1,714	$189	$—	$8,148

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

The following table allocates the Company’s financial instruments measured at fair value as of June 30, 2010. There were no Level 3 assets at June 30, 2010.

Merchandise Trust

Description	Level 1	Level 2
	(in thousands)
Assets

Short-term investments	$41,201	$—

Fixed maturities:
U.S. state and local government agency	—	33
Corporate debt securities	—	9,412
Other debt securities	—	18,183

Total fixed maturity investments	—	27,628

Mutual funds—debt securities	48,098	—
Mutual funds—equity securities—real estate sector	11,431	—
Mutual funds—equity securities—energy sector	24,511	—
Mutual funds—equity securities—MLP’s	4,388	—
Mutual funds—equity securities—other	50,177	—

Equity securities
Preferred REIT’s	14,323	—
Master limited partnerships	28,202	—
Global equity securities	15,999	—
Other invested assets	—	954

Total	$238,327	$28,582

Perpetual Care Trust

Description	Level 1	Level 2
	(in thousands)
Assets

Short-term investments	$12,866	$—

Fixed maturities:
U.S. state and local government agency	—	213
Corporate debt securities	—	20,741
Other debt securities	—	5,816

Total fixed maturity investments	—	26,770

Mutual funds—debt securities	45,773	2,106
Mutual funds—equity securities—real estate sector	9,915	—
Mutual funds—equity securities—energy sector	27,864	—
Mutual funds—equity securities—MLP’s	1,231	—
Mutual funds—equity securities—other	37,114	—

Equity securities
Preferred REIT’s	29,229	—
Master limited partnerships	22,129	—
Global equity securities	—	—
Other invested assets	—	431

Total	$186,121	$29,308

Interest Rate Swaps	$—	$559

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

Cornerstone had been founded in 1999 by members of our management team and a private equity investment firm, which we refer to as McCown De Leeuw, in order to acquire a group of 123 cemetery properties and 4 funeral homes. Since that time, we have acquired 128 additional cemeteries and 59 funeral homes, entered into three long term cemetery operating agreements, built two funeral homes, exited from one long term cemetery operating agreement and sold one cemetery and two funeral homes.

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

Concurrent with this second follow on public offering, certain of our subsidiaries made a private offering to eligible purchasers of $150.0 million aggregate principal amount of senior notes due 2017. The net proceeds from this offering, after deducting the original issue discount and fees were approximately $138.1 million. The net proceeds of the second follow on public offering, the general partner contribution and the offering of senior notes of $162.5 million was used to pay off debt and accrued interest of approximately $154.9 million. The remaining proceeds will be used for general partnership purposes.

Overview

Cemetery Operations

We are the second largest owner and operator of cemeteries in the United States. As of June 30, 2010, we operated 252 cemeteries. We own 236 of these cemeteries and operate the remaining 16 under long-term agreements. As a result of the agreements and other control arrangements, we consolidate the results of the 16 managed cemeteries in our condensed consolidated financial statements.

We sell cemetery products and services both at the time of death, which we refer to as at-need, and prior to the time of death, which we refer to as pre-need. Revenues from cemetery operations accounted for approximately 86.8% and 87.9% of our revenues during the three and six months ended June 30, 2010 as compared to 86.2% and 86.7% during the same periods last year.

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

•	investment income from perpetual care trusts, excluding realized gains and losses on the sale of trust assets, which we recognize as revenues as the income is earned in the trust; and

•	other items, such as interest income on pre-need installment contracts and sales of land.

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

Funeral Home Operations

As of June 30, 2010, we owned and operated 63 funeral homes. Twenty six of our 63 funeral homes are located on the grounds of cemeteries that we own.

We derive revenues at our funeral homes from the sale of funeral home merchandise, including caskets and related funeral merchandise, and services, including removal and preparation of remains, the use of our facilities for visitation, worship and performance of funeral services and transportation services. We sell these services and merchandise primarily at the time of need utilizing salaried licensed funeral directors. Funeral home revenues accounted for approximately 13.2% and 12.1% of our revenues during the three and six months ended June 30, 2010, respectively as compared to 13.8% and 13.3% during the same periods last year.

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

Current Market Conditions and Economic Developments

In the first quarter of 2010, we reported that the market for at-need sales of our cemetery merchandise and services continued to be soft. We saw somewhat of an improvement in the second quarter of 2010. Total revenues from at need sales were $16.0 million during the three months ended June 30, 2010 as compared to $13.4 million during the same period last year. The value of contracts written increased by $1.8 million while the increase in deferred revenue decreased by $1.1 million. We will continue to closely monitor trends in at-need sales.

We completed two acquisitions during the six months ended June 30, 2010. The first acquisition took place in the first quarter of the year and consisted of nine cemeteries. We paid approximately $14.0 million for these properties and have preliminarily assessed the fair value of net assets acquired at approximately $37.3 million, resulting in a gain on acquisition of $23.3 million.

The second acquisition took place in the second quarter of the year and consisted of eight cemeteries and five funeral homes. We paid a total of $32.7 million at closing, the components of which were:

•	$8.5 million in cash related to purchase price.

•	$14.4 million in cash to lend monies to the merchandise and perpetual care trusts of these properties to fund their current underfunded status.

•	$5.8 million in common units representing limited partner interests in us.

•	$4.0 million in debt which will be settled in future periods.

We have preliminarily assessed the fair value of net assets acquired at approximately $32.7 million, resulting in neither a gain on the acquisition nor goodwill.

Decline in Market Value of Trust Assets

We have a substantial portfolio of invested assets in both our merchandise trust and the perpetual care trust. Both trusts have a mix of cash and cash equivalents, fixed maturity debt securities and equity securities. There was a significant decline in the fair value of trust assets during the last six months of 2008. Many of these assets have since recovered a material portion of their value. At June 30, 2010, the ratio of fair value to cost was 90.5% for assets held in our merchandise trust and 91.5% for assets held in our perpetual care trust.

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

Our primary risk related to the assets in the perpetual care trust relate to the interest and dividends paid and released to us and used to defray cemetery maintenance costs. Any material reduction in this income stream could have a material effect on our financial condition, results of operations and liquidity. Interest and dividend income earned on perpetual care trust assets was approximately $3.8 million and $6.8 million during the three and six months ended June 30, 2010, respectively, as compared to $3.3 million and $6.6 million during the same periods last year.

Merchandise Trust

Pursuant to state law, a portion of the proceeds from the sale of pre-need cemetery and funeral home merchandise and services must be deposited into a merchandise trust.

Unlike the perpetual care trust, the principal in the merchandise trust will ultimately revert to us. This will occur once we have met the various requirements for its release which is generally the delivery of merchandise or performance of underlying services. Accordingly, changes in the fair value of trust assets, both temporary and other-than-temporary, may ultimately impact our periodic earnings, financial position or liquidity at any point in time.

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

At June 30, 2010, the merchandise trust had approximately $41.2 million in cash and cash equivalents. This amount functions to mitigate the risk of liquidating impaired assets. In evaluating the sufficiency of this amount as to its effectiveness in mitigating the risk of liquidating impaired assets, we have considered the net inflows and outflows of cash into the trust in recent prior periods. These net inflows and outflows are a function of both sales originations and the corresponding trust deposits and meeting the criteria for releasing funds. Not including amounts related to acquisitions, total net cash inflows into the merchandise trust were approximately $4.0 million during the six months ended June 30, 2010 while there was a net cash outflow of less than $0.1 million during the three months ended June 30, 2010.

Absent a substantial downturn in pre-need sales, we believe that the cash and cash equivalent allocation of merchandise trust assets is sufficient to mitigate the risk of liquidating impaired assets in the near future.

Impact on Our Ability to Meet Our Debt Covenants

Current market conditions have not negatively impacted our ability to meet our significant debt covenants. These covenants specifically relate to a certain measure of profitability (the “Profitability Measure”) and certain coverage and leverage ratios.

The Profitability Measure is primarily related to the current period value of contracts written, investment income from the merchandise and perpetual care trust and current expenses incurred. The revenue recognition rules that we must follow for GAAP purposes is not considered. We have not seen any material decline in the value of contracts written due to current economic conditions. The value of cemetery contracts written increased by $4.5 million and $6.4 million during the three and six months ended June 30, 2010.

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

The leverage ratio relates to the ratio of consolidated debt to the Profitability Measure. We have seen an increase in debt during the first six months of 2010 as we borrowed money to complete two acquisitions. Our leverage ratio is 3.76 at June 30, 2010, we do not believe we are currently in danger of defaulting on this debt covenant.

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

The allowance for cancellations is established based upon our estimate of expected cancellations and historical experiences and is currently approximately 10% of total contract values. Future cancellation rates may differ from this current estimate. We will continue to evaluate cancellation rates and will make changes to the estimate should the need arise. Actual cancellations did not vary significantly from the estimates of expected cancellations at June 30, 2010 and December 31, 2009, respectively.

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

In April of 2009, the FASB issued ASC 825-10-65-1, which relates to financial instruments. ASC 825-10-65-1 amends ASC 825-10-50-10 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. ASC 825-10-65-1 is effective for interim periods ending after June 15, 2009 and we adopted it for second quarter of 2009. ASC 825-10-65-1 did not have a significant impact on our financial statements.

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

Results of Operations – Segments

Three Months Ended June 30, 2010 Compared to the Three Months ended June 30, 2009

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

We account for and analyze the results of operations for each of these segments on a basis of accounting that is different from generally accepted accounting principals in so much that we record revenues and related expenses based upon the value of contracts written rather than upon the delivery of merchandise and services. We reconcile these non-GAAP accounting results of operations to GAAP based amounts at the consolidated level. This reconciliation is included in Note 14 to the financial statements included in this Quarterly Report on Form 10-Q.

The method of accounting we utilize to analyze our segment results of operations provides for a production based view of our business. Accordingly, the ensuing segment discussion is on a basis of accounting that differs from generally accepted accounting principles. We believe that this method allows for a critical understanding of any economic value added during a given period of time.

In prior periods, we have included in our segment discussion amounts and variations of interest expense allocated to such segment. Upon further review, we have concluded that as segment and segment managers have no control over total corporate interest expense nor the amount allocated to their segment, such discussion does not add to the understanding of how each segment performed. Accordingly, we no longer include a discussion of interest expense at the segment level.

Cemetery Operations – Southeast

The table below compares the results of operations for our Cemetery Operations – Southeast for the three months ended June 30, 2010 to the same period last year:

	Three months ended June 30,
	2010	2009	Change ($)	Change (%)
	(In thousand’s)
	(non-GAAP)
Total revenues	$28,599	$25,871	$2,728	10.5%
Total costs and expenses	19,433	17,376	2,057	11.8%

Operating earnings	$9,166	$8,495	$671	7.9%

Revenues

Revenues for Cemetery Operations – Southeast were $28.6 million for the three months ended June 30, 2010, an increase of $2.7 million, or 10.5%, compared to $25.9 million during the same period last year.

The increase was primarily related to an increase in both the value of pre-need contracts written ($1.6 million) and the value of at-need contracts written ($0.9 million).

Total costs and expenses

Total costs and expenses for Cemetery Operations – Southeast were $19.4 million for the three months ended June 30, 2010, an increase of $2.1 million, or 11.8%, compared to $17.3 million during the same period last year.

The increase was primarily related to:

•

A $0.8 million increase in selling expenses. This was mostly attributable to the corresponding increase in the value of pre-need and at-need contracts written. The ratio of selling expenses to the total value of contracts written increased by 90 basis points to 25.4% during the three months ended June 30, 2010 as compared to 24.5% during the same period last year.

•	A $0.8 million increase in cemetery expenses. The increase was due to a $0.3 million increase in labor costs and a $0.5 million increase in non-labor costs.

•	A $0.3 million increase in general and administrative expenses. This was caused by a number of small increases that by themselves were not material.

Cemetery Operations – Northeast

The table below compares the results of operations for our Cemetery Operations – Northeast for the three months ended June 30, 2010 to the same period last year:

	Three months ended June 30,
	2010	2009	Change ($)	Change (%)
	(In thousand’s)
	(non-GAAP)
Total revenues	$15,251	$14,635	$616	4.2%
Total costs and expenses	9,686	9,688	(2)	0.0%

Operating earnings	$5,565	$4,947	$618	12.5%

Revenues

Revenues for Cemetery Operations – Northeast were $15.3 million for the three months ended June 30, 2010, an increase of $0.6 million, or 4.2%, compared to $14.6 million during the same period last year.

The increase was primarily due to a $0.8 million increase in investment income from trusts. The value of pre-need contracts was $7.1 million while the value of at-need contracts written was $4.5 million during both the three months ended June 30, 2010 and 2009 respectively.

Total costs and expenses

Total costs and expenses for Cemetery Operations – Northeast were $9.7 million for both the three months ended June 30, 2010 and 2009, respectively. There were no material changes in any cost categories.

Cemetery Operations – West

The table below compares the results of operations for our Cemetery Operations – West for the three months ended June 30, 2010 to the same period last year:

	Three months ended June 30,
	2010	2009	Change ($)	Change (%)
	(In thousand’s)
	(non-GAAP)
Total revenues	$13,707	$11,138	$2,569	23.1%
Total costs and expenses	9,127	7,197	1,930	26.8%

Operating earnings	$4,580	$3,941	$639	16.2%

Revenues

Revenues for Cemetery Operations – West were $13.7 million for the three months ended June 30, 2010, an increase of $2.6 million, or 23.1%, compared to $11.1 million during the same period last year.

The increase was primarily related to an increase in the value of pre-need contracts written ($1.1 million) and at-need contracts written ($0.9 million).

Total costs and expenses

Total costs and expenses for Cemetery Operations – West were $9.1 million for the three months ended June 30, 2010, an increase of $1.9 million, or 26.8%, compared to $7.2 million during the same period last year.

The increase was primarily related to:

•

A $0.3 million increase in the cost of goods sold. This was primarily attributable to the increase in the value of contracts written. The ratio of cost of goods sold to the value of contracts written rose slightly to 13.5% during the three months ended June 30, 2010 as compared to 13.3% during the same period last year.

•

A $0.5 million increase in selling expenses. This was also primarily attributable to the increase in the value of contracts written. The ratio of selling expense to the value of contracts was 23.6% for both the three months ended June 30, 2010 and 2009.

•	A $0.7 million increase in cemetery expenses. This was somewhat equally split between labor ($0.4 million) and non-labor costs ($0.3 million).

•	A $0.4 million increase in general and administrative costs. This was primarily attributable to a number of small increases that by themselves were not material.

Funeral Home Segment

The table below compares the results of operations for our Funeral Home segment for the three months ended June 30, 2010 as compared to the same period last year:

	Three months ended June 30,
	2010	2009	Change ($)	Change (%)
	(In thousand’s)
	(non-GAAP)
Total revenues	$5,923	$5,914	$9	0.2%
Total costs and expenses (a)	4,930	4,987	(57)	-1.1%

Operating earnings	$993	$927	$66	7.1%

(a)	includes depreciation of $282 and $250 for the three months ended June 30, 2010 and 2009 respectively. This amount is included in depreciation and amortization on the income statement.

Revenues

Revenues for the Funeral Home segment were $5.9 million for both the three months ended June 30, 2010 and 2009. There were no material changes to any major component of revenue.

Total costs and expenses

Total costs and expenses as shown herein are consist of both funeral home expenses as shown on the income statement and depreciation and amortization allocated to the Funeral Home segment. Total costs and expenses for the Funeral Home segment were $4.9 million for the three months ended June 30, 2010, a slight decrease of $0.1 million, or 1.1%, compared to $5.0 million during the same period last year.

Corporate Segment

Amounts allocated to the Corporate segment include each of the following:

•	Miscellaneous selling, cemetery and general administrative expenses that are not allocable to other operating segments.

•	Various home office and other expenses. These expenses equal the total corporate expenses as shown on the face of the income statement.

•	Certain depreciation and amortization expenses.

•	Gains and losses and purchases and sales of cemetery and funeral home properties.

•	Acquisition related costs.

The table below details expenses incurred by the Corporate segment for the three months ended June 30, 2010 and for the same period last year:

	Three months ended June 30,
	2010	2009	Change ($)	Change (%)
	(In thousand’s)
Selling, cemetery and general and administrative expenses (a)	$302	$368	$(66)	-17.9%
Depreciation and amortization	848	831	17	2.0%
Acquisition related costs	1,666	542	1,124	207.4%

Corporate expenses

Corporate personnel expenses	2,604	2,638	(34)	-1.3%
Other corporate expenses	3,001	2,859	142	5.0%

Total corporate expenses	5,605	5,497	108	2.0%

Gain on acquisition	4,173	—	4,173	n/a
Increase in value of interest rate swap	1,568	—	1,568	n/a

Operating gain (loss)	$(2,680)	$(7,238)	$4,558	-57.7%

(a)	Includes $(56) and $(158) in miscellaneous revenues for the three months ended June 30, 2010 and 2009 respectively.

Miscellaneous selling, cemetery and general administrative expenses allocated to the Corporate segment were approximately $0.3 million for both the three months ended June 30, 2010 and 2009 respectively.

Total corporate expenses were $5.6 million for the three months ended June 30, 2010, an increase of $0.1 million, or 2.0% compared to the same period last year. There were a number of small increases that by themselves were not material.

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

The table below analyzes results of operations and the changes therein for the three months ended June 30, 2010 as compared to the same period last year. The table is structured so that our readers can determine whether changes were based upon changes in the level of merchandise and services and other revenues generated during each period and/ or changes in the timing of when merchandise and services were delivered:

	Three months ended June 30, 2010			Three months ended June 30, 2009
	(in thousand’s)			(in thousand’s)
	Segment Results (non- GAAP)	Changes in Deferred Revenues and Expenses	GAAP Results	Segment Results (non- GAAP)	Changes in Deferred Revenues and Expenses	GAAP Results	Change in GAAP results ($)	Change in GAAP results (%)
Revenues
Pre-need cemetery revenues	$29,845	$(9,548)	$20,297	$27,050	$(5,969)	$21,081	$(784)	-3.7%
At-need cemetery revenues	18,224	(2,178)	16,046	16,502	(3,099)	13,403	2,643	19.7%
Investment income from trusts	7,656	(3,003)	4,653	5,871	(525)	5,346	(693)	-13.0%
Interest income	1,460	—	1,460	1,528	—	1,528	(68)	-4.5%
Funeral home revenues	5,923	(149)	5,774	5,914	(152)	5,762	12	0.2%
Other cemetery revenues	316	192	508	536	146	682	(174)	-25.5%

Total revenues	63,424	(14,686)	48,737	57,401	(9,599)	47,802	935	2.0%

Costs and expenses
Cost of goods sold	7,501	(2,151)	5,347	7,322	(1,163)	6,159	(812)	-13.2%
Cemetery expense	12,088	(2)	12,086	10,412	—	10,412	1,674	16.1%
Selling expense	12,074	(2,607)	9,467	10,701	(2,083)	8,618	849	9.9%
General and administrative expense	6,161	—	6,161	5,411	—	5,411	750	13.9%
Corporate overhead	5,605		5,605	5,497	—	5,497	108	2.0%
Depreciation and amortization	1,799	—	1,799	1,708	—	1,708	91	5.3%
Funeral home expense	4,648	(10)	4,638	4,734	(23)	4,711	(73)	-1.5%
Acquisition related costs	1,666	—	1,666	542	—	542	1,124	207.4%

Total costs and expenses	51,542	(4,770)	46,773	46,327	(3,269)	43,058	3,715	8.6%

Operating profit	11,882	(9,916)	1,964	11,074	(6,330)	4,744	(2,780)	-58.6%

Gain on acquisition	4,173	—	4,173	—	—	—	4,173	n/a
Gain on disposition of funeral home	—	—	—	—	—	—	—	n/a
Increase in value of interest rate swap	1,568	—	1,568	—	—	—	1,568	n/a

Interest expense	5,238	—	5,238	3,202	—	3,202	2,036	63.6%

Income before taxes	12,385	(9,916)	2,467	7,872	(6,330)	1,542	925	60.0%

State income taxes	27	—	27	39	—	39	(12)	-30.8%
Federal income taxes	(381)	—	(381)	(136)	—	(136)	(245)	180.1%

Total income taxes	(354)	—	(354)	(97)	—	(97)	(257)	264.9%

Net income	$12,739	$(9,916)	$2,821	$7,969	$(6,330)	$1,639	$1,182	72.1%

Revenues

Pre-need cemetery revenues were $20.3 million for the three months ended June 30, 2010, a decrease of $0.8 million, or 3.7%, as compared to $21.1 million during the same period last year. The decrease was caused by an increase in the amount of revenue deferred quarter over quarter ($3.6 million). There was an increase in the value of contracts written ($2.8 million).

At-need cemetery revenues were $16.0 million for the three months ended June 30, 2010, an increase of $2.6 million, or 19.7%, as compared to $13.4 million during the same period last year. The increase was primarily caused by an increase in the value of cemetery contracts written ($1.7 million) and a decrease in the amount of revenue deferred during the quarter ($0.9 million).

Investment income from trusts was $4.7 million for the three months ended June 30, 2010, a decrease of $0.7 million, or 13.0%, compared to $5.4 million during the same period last year. The decrease was primarily related to the sale of securities, the proceeds of which were subsequently reinvested in low-yield short-term investments for a period of time before they could be reallocated.

Interest income on accounts receivable was $1.6 million for both the three months ended June 30, 2010, and the three months ended June 30, 2009.

Revenues for the Funeral Home segment were $5.8 million for both the three months ended June 30, 2010, and the three months ended June 30, 2009.

Other cemetery revenues were $0.5 million for the three months ended June 30, 2010, a slight decrease from $0.7 million during the same period last year.

Costs and Expenses

Cost of goods sold were $5.3 million during the three months ended June 30, 2010, a decrease of $0.8 million, or 13.2%, as compared to the same period last year. The decrease was primarily caused by an improvement in the ratio of cost of goods sold to pre-need and at-need cemetery revenues (14.7% during the three months ended June 30, 2010 as compared to 17.9% during the same period last year).

Cemetery expenses were $12.1 million during the three months ended June 30, 2010, an increase of $1.7 million, or 16.1%, compared to $10.4 million during the same period last year. Cemetery expenses relate to the current costs of managing and maintaining our cemetery properties. These costs are expensed as incurred and are not deferred. Accordingly, from a margin standpoint, the most effective gauge of measuring cemetery expenses is as a ratio of segment level pre-need and at-need cemetery revenues. The ratio of cemetery expenses to segment level pre-need and at-need cemetery revenues was 33.3% during the three months ended June 30, 2010 as compared to 30.2% during the same period last year. The increase in expenses and the increase in expense ratio was primarily caused by the acquisition of nine cemeteries completed in the first quarter of 2010. We would expect this to abate as we begin to build our sales programs at these locations.

Selling expenses were $9.5 million during the three months ended June 30, 2010, an increase of $0.8 million, or 9.9%, compared to $8.7 million during the same period last year. The increase was primarily caused by the increase in pre-need and at-need revenue. There was a slight improvement (19.7% during the three months ended June 30, 2010 as compared to 19.8% during the same period last year) in the ratio of selling expenses to pre-need and at-need cemetery revenues.

General and administrative expenses were $6.2 million during the three months ended June 30, 2010, an increase of $0.8 million, or 13.9%, compared to $5.4 million during the same period last year. General and administrative expenses are expensed as incurred and are not deferred. Accordingly, from a margin standpoint, the most effective gauge of measuring general and administrative expenses is as a ratio of segment level pre-need and at-need cemetery revenues. The ratio of general and administrative expenses to segment level pre-need and at-need cemetery revenues was 12.8% during the three months ended June 30, 2010 compared to 12.4% during the same period last year.

Total corporate overhead was $5.6 million during the three months ended June 30, 2010, a slight increase of $0.1 million, or 2.0%, compared to $5.6 million during the same period last year.

Depreciation and amortization was $1.8 million during the three months ended June 30, 2010, a slight increase of $0.1 million, or 5.3%, as compared to $1.7 million during the period last year.

Funeral home expenses were $4.6 million for the three months ended June 30, 2010, a slight decrease of $0.1 million, or 1.5%, as compared to $4.7 million during the same period last year.

Interest expense was $5.2 million during the three months ended June 30, 2010, an increase of $2.0 million, or 63.6%, as compared to $3.2 million during the same period last year. The increase was primarily due to an overall increase in the average amount of debt outstanding and a higher average interest rate. At March 31, 2010, we had approximately $201.3 million in debt outstanding. At June 30, 2010, we had increased this amount to $237.7 million. Most of this additional debt was utilized to fund acquisitions and was borrowed towards the latter part of the second quarter. At March 31, 2009, we had approximately $169.2 million in debt outstanding. At June 30, 2009, we had increased this amount to $181.5 million. The average amount of debt outstanding during the second quarter increased in relation to these debt totals. In addition, during the second quarter of 2010, approximately $185 million of total debt outstanding paid interest at a rate of 10.25% or above while the remainder averaged between 6% to 7%. During the second quarter of 2009, approximately $52.5 million of total debt outstanding paid interest at a rate of 11% while the remainder averaged between 6% and 7%.

Six Months Ended June 30, 2010 as compared to Six Months Ended June 30, 2009

Cemetery Operations – Southeast

The table below compares the results of operations for our Cemetery Operations – Southeast for the six months ended June 30, 2010 to the same period last year:

	Six months ended June 30,
	2010	2009	Change ($)	Change (%)
	(In thousand’s)
	(non-GAAP)
Total revenues	$54,674	$49,182	$5,492	11.2%
Total costs and expenses	36,965	33,816	3,149	9.3%

Operating earnings	$17,709	$15,366	$2,343	15.2%

Revenues

Revenues for Cemetery Operations – Southeast were $54.7 million for the six months ended June 30, 2010, an increase of $5.5 million, or 11.2%, compared to $49.2 million during the same period last year.

The increase was primarily related to an increase in pre-need ($3.9 million) and at-need ($0.8 million) sales.

Total costs and expenses

Total costs and expenses for Cemetery Operations – Southeast were $37.0 million for the six months ended June 30, 2010, an increase of $3.2 million, or 9.3%, compared to $33.8 million during the same period last year.

The increase was primarily related to:

•

A $1.5 million increase in selling expenses. This was primarily attributable to the corresponding increase in the value of pre-need and at-need contracts written. The ratio of selling expenses to the total value of contracts written increased by 60 basis points to 26.2% during the six months ended June 30, 2010 as compared to 25.6% during the same period last year.

•	A $1.0 million increase in cemetery expenses. The increase was due to a $0.2 million increase in labor costs and a $0.8 million increase in non-labor costs.

•	A $0.4 million increase in general and administrative costs. There was a $0.2 million increase in both labor and non-labor costs.

Cemetery Operations – Northeast

The table below compares the results of operations for our Cemetery Operations – Northeast for the six months ended June 30, 2010 to the same period last year:

	Six months ended June 30,
	2010	2009	Change ($)	Change (%)
	(In thousand’s)
	(non-GAAP)
Total revenues	$28,820	$28,537	$283	1.0%
Total costs and expenses	18,414	18,986	(572)	-3.0%

Operating earnings	$10,406	$9,551	$855	9.0%

Revenues

Revenues for Cemetery Operations – Northeast were $28.8 million for the six months ended June 30, 2010, a slight increase of $0.3 million, or 1.0%, compared to $28.5 million during the same period last year.

The increase was primarily related to decrease was primarily due to a $0.4 million increase in the value of pre-need cemetery contracts written and a $0.8 million increase in trust income offset by a $0.7 million decrease in the value of at-need cemetery contracts written.

Total costs and expenses

Total costs and expenses for Cemetery Operations – Northeast were $18.4 million during the six months ended June 30, 2010, a decrease of $0.6 million, or 3.0%, compared to $19.0 million during the same period last year.

The decrease was primarily due to a $0.3 million decrease in cost of goods sold, which in turn was primarily related to the overall decrease in the value of contracts written. Other changes were not material.

Cemetery Operations – West

The table below compares the results of operations for our Cemetery Operations – West for the six months ended June 30, 2010 to the same period last year:

	Six months ended June 30,
	2010	2009	Change ($)	Change (%)
	(In thousand’s)
	(non-GAAP)
Total revenues	$24,101	$20,929	$3,172	15.2%
Total costs and expenses	15,702	13,929	1,773	12.7%

Operating earnings	$8,399	$7,000	$1,399	20.0%

Revenues

Revenues for Cemetery Operations – West were $24.1 million for the six months ended June 30, 2010, an increase of $3.2 million, or 15.2%, compared to $20.9 million during the same period last year.

The increase was primarily related to an increase in the value of pre-need contracts written ($1.9 million), at-need contracts written ($0.3 million) and trust income ($1.0 million).

Total costs and expenses

Total costs and expenses for Cemetery Operations – West were $15.7 million for the six months ended June 30, 2010, an increase of $1.8 million, or 12.7%, compared to $13.9 million during the same period last year.

The increase was primarily related to:

•

A $0.6 million increase in selling expenses. This was primarily attributable to the increase in the value of contracts written. The ratio of selling expenses to the value of contracts was 24.4% for both the six months ended June 30, 2010 and 2009.

•	A $0.5 million increase in cemetery expenses. This was somewhat equally split between labor ($0.2 million) and non-labor costs ($0.3 million).

•	A $0.5 million increase in general and administrative costs. This was primarily attributable to a number of small increases that by themselves were not material.

Funeral Home Segment

The table below compares the results of operations for our Funeral Home segment for the six months ended June 30, 2010 as compared to the same period last year:

	Six months ended June 30,
	2010	2009	Change ($)	Change (%)
	(In thousand’s)
	(non-GAAP)
Total revenues	$11,962	$12,251	$(289)	-2.4%
Total costs and expenses (a)	9,642	10,016	(374)	-3.7%

Operating earnings	$2,320	$2,235	$85	3.8%

(a)	includes depreciation of $561 and $470 for the six months ended June 30, 2010 and 2009 respectively. This amount is included in depreciation and amortization on the income statement.

Revenues

Revenues for the Funeral Home segment were $12.0 million for the six months ended June 30, 2010, a decrease of $0.3 million, or 2.4%, as compared to $12.3 million during the same period last year. There were no material changes to any major component of revenue.

Total costs and expenses

Total costs and expenses as shown herein are consist of both funeral home expenses as shown on the income statement and depreciation and amortization allocated to the Funeral Home segment. Total costs and expenses for the Funeral Home segment were $9.6 million for the six months ended June 30, 2010, a decrease of $0.4 million, or 3.7%, compared to $10.0 million during the same period last year. The change was due to a number of small changes that by themselves were not material.

Corporate Segment

Amounts allocated to the Corporate segment include each of the following:

•	Miscellaneous selling, cemetery and general administrative expenses that are not allocable to other operating segments.

•	Various home office and other expenses. These expenses equal the total corporate expenses as shown on the face of the income statement.

•	Certain depreciation and amortization expenses.

•	Gains and losses and purchases and sales of cemetery and funeral home properties.

•	Acquisition related costs.

The table below details expenses incurred by the Corporate segment for the six months ended June 30, 2010 and for the same period last year:

	Six months ended June 30,
	2010	2009	Change ($)	Change (%)
	(In thousand’s)
Selling, cemetery and general and administrative expenses (a)	$396	$408	$(12)	-2.9%
Depreciation and amortization	1,677	1,201	476	39.6%
Acquisition related costs	2,656	2,128	528	24.8%
Corporate expenses
Corporate personnel expenses	5,136	5,262	(126)	-2.4%
Other corporate expenses	5,558	5,601	(43)	-0.8%

Total corporate expenses	10,694	10,863	(169)	-1.6%

Gain on acquisition	27,485	—	27,485	n/a
Increase in value of interest rate swap	3,239	—	3,239	n/a

Operating gain (loss)	$15,301	$(14,600)	$29,901	n/a

(a)	Includes $15 and $14 in miscellaneous revenues for the three months ended June 30, 2010 and 2009 respectively.

Miscellaneous selling, cemetery and general administrative expenses allocated to the Corporate segment were approximately $0.4 million for both the six months ended June 30, 2010 and 2009 respectively.

Total corporate expenses were $10.7 million for the six months ended June 30, 2010, a decrease of $0.2 million, or 1.6% compared to $10.9 million during the same period last year. There were a number of small decreases that by themselves were not material.

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

The table below analyzes results of operations and the changes therein for the six months ended June 30, 2010 as compared to the same period last year. The table is structured so that our readers can determine whether changes were based upon changes in the level of merchandise and services and other revenues generated during each period and/ or changes in the timing of when merchandise and services were delivered:

	Six months ended June 30, 2010			Six months ended June 30, 2009
	(in thousand’s)			(in thousand’s)
Revenues	Segment Results (non-GAAP)	Changes in Deferred Revenues and Expenses	GAAP Results	Segment Results (non-GAAP)	Changes in Deferred Revenues and Expenses	GAAP Results	Change in GAAP results ($)	Change in GAAP results (%)
Pre-need cemetery revenues	$56,195	$(21,190)	$35,005	$50,054	$(16,760)	$33,294	$1,711	5.1%
At-need cemetery revenues	33,611	(3,598)	30,013	33,320	(2,409)	30,911	(898)	-2.9%
Investment income from trusts	13,996	(5,308)	8,687	11,063	(1,363)	9,700	(1,013)	-10.4%
Interest income	3,011	—	3,011	3,033	—	3,033	(22)	-0.7%
Funeral home revenues	11,962	(311)	11,651	12,251	(220)	12,031	(380)	-3.2%
Other cemetery revenues	705	336	1,041	1,134	297	1,431	(390)	-27.3%

Total revenues	119,480	(30,071)	89,407	110,855	(20,455)	90,400	(993)	-1.1%

Costs and expenses
Cost of goods sold	13,915	(4,132)	9,779	13,962	(3,003)	10,959	(1,180)	-10.8%
Cemetery expense	21,335	(2)	21,333	19,851	—	19,851	1,482	7.5%
Selling expense	22,970	(5,887)	17,083	21,046	(4,602)	16,444	639	3.9%
General and administrative expense	11,759	—	11,759	10,890	—	10,890	869	8.0%
Corporate overhead	10,694		10,694	10,863	—	10,863	(169)	-1.6%
Depreciation and amortization	3,657	—	3,657	3,018	—	3,018	639	21.2%
Funeral home expense	9,081	(15)	9,066	9,546	(34)	9,512	(446)	-4.7%
Acquisition related costs	2,656	—	2,656	2,128	—	2,128	528	24.8%

Total costs and expenses	96,067	(10,036)	86,034	91,304	(7,639)	83,665	2,369	2.8%

Operating profit	23,413	(20,035)	3,373	19,551	(12,816)	6,735	(3,362)	-49.9%

Gain on acquisition	27,485	—	27,485	—	—	—	27,485	n/a
Gain on disposition of funeral home	—	—	—	475	—	475	(475)	n/a
Increase in value of interest rate swap	3,239	—	3,239	—	—	—	3,239	n/a

Interest expense	10,097	—	10,097	6,371	—	6,371	3,726	58.5%

Income before taxes	44,040	(20,035)	24,000	13,655	(12,816)	839	23,161	n/a

State income taxes	55	—	55	201	—	201	(146)	-72.6%
Federal income taxes	(909)	—	(909)	(136)	—	(136)	(773)	n/a

Total income taxes	(854)	—	(854)	65	—	65	(919)	n/a

Net income	$44,894	$(20,035)	$24,854	$13,590	$(12,816)	$774	$24,080	n/a

Revenues

Pre-need cemetery revenues were $35.0 million for the six months ended June 30, 2010, an increase of $1.7 million, or 5.1%, as compared to $33.3 million during the same period last year. The increase was primarily caused by an increase in the value of contracts written ($6.1 million) offset by an increase in the amount of revenue deferred quarter over quarter ($4.4 million).

At-need cemetery revenues were $30.0 million for the six months ended June 30, 2010, a decrease of $0.9 million, or 2.9%, as compared to $30.9 million during the same period last year. The decrease was primarily caused by an increase in the amount of revenue deferred during the quarter ($1.1 million) offset by an increase in the value of cemetery contracts written ($0.3 million).

Investment income from trusts was $8.7 million for the six months ended June 30, 2010, a decrease of $1.0 million, or 10.4%, compared to $9.7 million during the same period last year. The decrease was primarily related to the sale of securities, the proceeds of which were subsequently reinvested in low-yield short-term investments for a period of time before they could be reallocated.

Interest income on accounts receivable was $3.0 million for both the six months ended June 30, 2010, and the six months ended June 30, 2009.

Revenues for the Funeral Home segment were $11.7 million for the six months ended June 30, 2010, a slight decrease of $0.4 million, or 3.2%, compared to the same period last year.

Other cemetery revenues were $1.0 million for the six months ended June 30, 2010, a decrease of $0.4 million, or 27.3%, as compared to $1.4 million during the same period last year. There were a number of small increases that by themselves were not immaterial.

Costs and Expenses

Cost of goods sold were $9.8 million during the six months ended June 30, 2010, a decrease of $1.2 million, or 10.8%, as compared to the same period last year. The decrease was primarily caused by an improvement in the ratio of cost of goods sold to pre-need and at-need cemetery revenues (15.0% during the six months ended June 30, 2010 as compared to 17.1% during the same period last year).

Cemetery expenses were $21.3 million during the six months ended June 30, 2010, an increase of $1.5 million, or 7.5%, compared to $19.8 million during the same period last year. Cemetery expenses relate to the current costs of managing and maintaining our cemetery properties. These costs are expensed as incurred and are not deferred. Accordingly, from a margin standpoint, the most effective gauge of measuring cemetery expenses is as a ratio of segment level pre-need and at-need cemetery revenues. The ratio of cemetery expenses to segment level pre-need and at-need cemetery revenues was 23.8% during both the six months ended June 30, 2010 and 2009.

Selling expenses were $17.1 million during the six months ended June 30, 2010, an increase of $0.7 million, or 3.9%, compared to $16.4 million during the same period last year. The increase was primarily caused by the increase in pre-need and at-need revenue. There was a slight degradation (26.3% during the six months ended June 30, 2010 as compared to 25.6% during the same period last year) in the ratio of selling expenses to pre-need and at-need cemetery revenues.

General and administrative expenses were $11.8 million during the six months ended June 30, 2010, an increase of $0.9 million, or 8.0%, compared to $10.9 million during the same period last year. General and administrative expenses are expensed as incurred and are not deferred. Accordingly, from a margin standpoint, the most effective gauge of measuring general and administrative expenses is as a ratio of segment level pre-need and at-need cemetery revenues. The ratio of general and administrative expenses to segment level pre-need and at-need cemetery revenues was 13.1% during both the six months ended June 30, 2010 and 2009.

Total corporate overhead was $10.7 million during the six months ended June 30, 2010, a slight increase of $0.2 million, or 1.6%, compared to $10.9 million during the same period last year.

Depreciation and amortization was $3.6 million during the six months ended June 30, 2010, an increase of $0.6 million, or 21.2%, as compared to $3.0 million during the period last year.

Funeral home expenses were $9.1 million for the six months ended June 30, 2010, a decrease of $0.4 million, or 4.7%, as compared to $9.5 million during the same period last year. This was primarily due to the corresponding decrease in revenue.

Interest expense was $10.1 million during the six months ended June 30, 2010, an increase of $3.7 million, or 58.5%, as compared to $6.4 million during the same period last year. The increase was due to both an overall increase in debt outstanding and an increase in interest rates. At December 31, 2009, we had approximately $183.2 million in debt outstanding. At June 30, 2010, we had increased this amount to $237.7 million. At December 31, 2008, we had approximately $160.9 million in debt outstanding. At June 30, 2009, we had increased this amount to $181.5 million. The average amount of debt outstanding during the six months ended June 30, 2010 increased compared to the same period last year in relation to these debt totals. In addition, during the six months ended June 30, 2010 approximately $185 million of total debt outstanding paid interest at a rate of 10.25% or above while the remainder averaged between 6% to 7%. During the six months ended June 30, 2009, approximately $52.5 million of total debt outstanding paid interest at a rate of 11% while the remainder averaged between 6% and 7%.

Supplemental data

The following table presents supplemental operating data for the periods presented:

	Six Months Ended 30-Jun-10	Six Months Ended 30-Jun-09	Three Months Ended 30-Jun-10	Three Months Ended 30-Jun-09

Operating Data:
Interments performed	19,401	19,063	9,917	9,351

Interment rights sold:
Lots	12,364	12,267	6,264	6,942
Mausoleum crypts (including pre-construction)	1,152	1,162	573	598
Niches	521	457	278	204

Total interment rights sold	14,037	13,886	7,115	7,744

Number of contracts written	43,956	42,131	24,175	21,302
Aggregate contract amount, in thousands (excluding interest)	$106,981	$100,708	$57,543	$52,263
Average amount per contract (excluding interest)	$2,434	$2,390	$2,380	$2,453

Number of pre-need contracts written	21,764	19,708	11,855	10,088
Aggregate pre-need contract amount, in thousands (excluding interest)	$69,442	$63,143	$36,990	$33,720
Average amount per pre-need contract (excluding interest)	$3,191	$3,204	$3,120	$3,343

Number of at-need contracts written	22,192	22,423	12,320	11,214
Aggregate at-need contract amount, in thousands	$37,539	$37,565	$20,553	$18,543
Average amount per at-need contract	$1,692	$1,675	$1,668	$1,654

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

We believe that cash generated from operations, and our borrowing capacity under our Credit Agreement, and future equity offering will be sufficient to meet our working capital requirements as well as our anticipated capital expenditures for the foreseeable future.

In addition to macroeconomic conditions, our ability to satisfy our debt service obligations, fund planned capital expenditures, make acquisitions and pay distributions to partners will depend upon our future operating performance. Our operating performance is primarily dependent on the sales volume of customer contracts, the cost of purchasing cemetery merchandise that we have sold, the amount of funds withdrawn from merchandise trusts and income withdrawn from perpetual care trusts and the timing and amount of collections on our pre-need installment contracts.

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

The Indenture requires us, the Issuers and/or the Note Guarantors, as applicable, to comply with various covenants including, but not limited to, covenants that, subject to certain exceptions, limit our and our subsidiaries’ ability to (i) incur additional indebtedness; (ii) make certain dividends, distributions, redemptions or investments; (iii) enter into certain transactions with affiliates; (iv) create, incur, assume or permit to exist certain liens against their assets; (v) make certain sales of their assets; and (vi) engage in certain mergers, consolidations or sales of all or substantially all of their assets. The Indenture also contains various affirmative covenants regarding, among other things, delivery of certain reports filed with the SEC and materials required pursuant to Rule 144A under the Securities Act to holders of the Senior Notes and joinder of future subsidiaries as Note Guarantors under the Indenture. We were in compliance with all covenants at June 30, 2010.

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

8.	certain events of bankruptcy of us, StoneMor GP LLC, our general partner (the “General Partner”), or any Significant Subsidiary; or

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

On May 4, 2010, we entered into the Sixth Amendment to Amended and Restated Note Purchase Agreement, to, among other matters, provide for (i) changes to the Consolidated Leverage Ratio similar to the changes under the Sixth Amendment to Credit Agreement as described below, and (ii) the payment by the Partnership to each holder of Amended Series B Notes and Amended Series C Notes of additional interest at a rate of 0.25% per annum (the “Additional Interest”) from May 4, 2010 until such time as each holder of Notes shall have received a Compliance Certificate for the most recently completed four fiscal quarters of the Partnership ending on or after December 31, 2010 evidencing that the Consolidated Leverage Ratio was less than 3.75 to 1.00 for such period. The Amended Series B Notes and Amended Series C Notes were amended and restated to provide for the payment of the Additional Interest as described in the Sixth Amendment to NPA.

The Sixth Amendment to NPA also included a consent by the Noteholders to an increase in the Aggregate Credit Facility Cap from $80 million to $100 million, an increase in the Acquisition Facility Cap from $45 million to $55 million and an increase in the Revolving Facility Cap from $35 million to $45 million.

The NPA contains restrictive covenants that, among other things, prohibit distributions upon defined events of default, restrict investments and sales of assets and require us to maintain certain financial covenants, including specified financial ratios. We were in compliance with all debt covenants at June 30, 2010.

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

Concurrently with the closing of the Notes Offering and Units Offering, on November 24, 2009, we entered into the Fourth Amendment to Amended and Restated Credit Agreement (the “Fourth Amendment to Credit Agreement”) by and among us, the General Partner, the Borrowers, the lenders, and Bank of America, as Administrative Agent for the benefit of the lenders. The Fourth Amendment to Credit Agreement amended the Credit Agreement to, among other matters, (i) amend certain restrictive covenants and other terms set forth in the Credit Agreement to permit us to incur the indebtedness evidenced by the Senior Notes, enter into the Indenture and use the net proceeds of the Notes Offering and Units Offering as discussed above; (ii) decrease the Acquisition Credit Facility to a maximum aggregate principal amount of $45.0 million, with the ability to request further increases in a maximum aggregate principal amount of $10.0 million; and (iii) amend the Consolidated Leverage Ratio (as defined in the Credit Agreement).

On January 15, 2010, we entered into the Fifth Amendment to the Amended and Restated Credit Agreement (the “Fifth Amendment”) which further amended the Consolidated Leverage Ratio.

On May 4, 2010, we entered into the Sixth Amendment to Amended and Restated Credit Agreement (the “Sixth Amendment to Credit Agreement”). The Sixth Amendment to Credit Agreement amended the Amended and Restated Credit Agreement, dated August 15, 2007 (as amended, the “Credit Agreement”) to, among other things, provide that the Partnership and the General Partner shall not permit the Consolidated Leverage Ratio to be greater than:

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

The Consolidated Leverage Ratio was 3.76 at June 30, 2010.

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

Effective May 21, 2010, the Lenders increased each of the Revolving Credit Facility and the Acquisition Credit Facility by $9.125 million. After giving effect to such increases, the maximum aggregate principal amount available under the Revolving Credit Facility is $44.125 million and the maximum aggregate principal amount available under the Acquisition Credit Facility is $54.125 million.

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

There was $53.0 million outstanding and we were in compliance with all debt covenants under the Credit Agreement at June 30, 2010.

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

Nelms Note

In June of 2010, certain of our subsidiaries issued two installment notes in the aggregate notional amount of approximately $1.3 million in connection with the second quarter acquisition discussed in Note 13 of these financial statements. The notes are payable over four years. As the notes do not currently bear interest, we recorded the note net of a discount of approximately $0.2 million. We paid approximately $0.2 million in principal on the note during the three months ended June 30, 2010. At June 30, 2010, the liability related to the note was stated on our balance sheet at approximately $0.9 million.

In June of 2010, certain of the Company’s subsidiaries also issued four notes in the aggregate principal amount of approximately $5.8 million in connection with the acquisition referenced above. These notes were paid at the closing of the acquisition referenced above by: (i) the issuance by the Company of 293,947 unregistered common units representing limited partnership interests of the Company valued at $5,585,000 and (ii) a cash payment of $202,347.

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

The Interest Rate Swaps do not qualify for hedge accounting. Accordingly, the fair values of the Interest Rate Swaps are reported on the balance sheet and periodic changes in the fair value of the Interest Rate Swaps are recorded in earnings. At June 30, 2010, we recorded an asset (the “Fair value of interest rate swaps”) of approximately $0.5 million, which represents the fair value of the Interest Rate Swaps at that date. We recognized a gain on the fair value of Interest Rate Swaps of approximately $1.6 million and $3.2 million during the three and six months ended June 30, 2010.

We entered into the Interest Rate Swaps in an effort to manage our total interest expense. The Interest Rate Swaps reduced interest expense by approximately $0.4 million and $0.8 million during the three and six months ended June 30, 2010.

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

Acquisitions During Six Months Ended June 30, 2010 and 2009

During the six months ended June 30, 2010 and 2009, the Company completed certain acquisitions which are described in Note 13 to the Company’s Condensed Consolidated Financial Statements included in this Form 10-Q.

Cash Flow from Operating Activities.

Cash flows provided by operating activities were $2.6 million during the six months ended June 30, 2010, a decrease of $5.5 million, or 68.1%, compared to $8.1 during the same period last year. The decrease is primarily related to cash flow timing differences rather than operating results. The most material of these timing differences were a $3.5 million increase in accounts receivable and a $2.1 million increase in net inflows into the merchandise trust.

Cash Flow from Investing Activities

Net cash used in investing activities was $40.5 million during the six months ended June 30, 2010 as compared to $5.6 million during the same period last year. The primary reason for the increase was the $37.0 million utilized on acquisitions during the six months ended June 30, 2010.

Cash Flow from Financing Activities

Cash flows provided by financing activities were $37.9 million during the six months ended June 30, 2010 as compared to $1.7 million during the same period last year. The primary reason for the increase was a $32.6 million increase in net borrowings during the six months ended June 30, 2010 as compared to the same period last year, which in turn was primarily utilized to fund the acquisitions made in 2010.

Capital Expenditures

The following table summarizes total maintenance capital expenditures and expansion capital expenditures, including expenditures for the construction of mausoleums and for acquisitions, for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
			(In thousand’s)
Maintenance capital expenditures	$2,269	$685	$2,657	$1,061
Expansion capital expenditures	23,435	3,936	37,865	4,967

Total capital expenditures	$25,704	$4,621	$40,522	$6,028

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

Interest-Bearing Investments

Our fixed-income securities subject to market risk consist primarily of investments in our merchandise trusts and perpetual care trusts. As of June 30, 2010, the fair value of fixed-income securities in our merchandise trusts represented 10.4% of the fair value of total trust assets while the fair value of fixed-income securities in our perpetual care trusts represented 12.4% of the fair value of total trust assets. The aggregate quoted fair value of these fixed-income securities was $27.6 million and $26.8 million in merchandise trusts and perpetual care trusts, respectively, as of June 30, 2010. Each 1% change in interest rates on these fixed-income securities would result in changes of approximately $276,000 and $268,000 in the fair market value of the assets in our merchandise trusts and perpetual care trusts, respectively, based on discounted expected future cash flows. If these securities are held to maturity, no change in fair market value will be realized.

Our money market and other short-term investments subject to market risk consist primarily of investments in our merchandise trusts and perpetual care trusts. As of June 30, 2010, the fair value of money market and short-term investments in our merchandise trusts represented 15.4% of the fair value of total trust assets while the fair value of fixed-income securities in our perpetual care trusts represented 6.0% of the fair value of total trust assets. The aggregate quoted fair value of these fixed-income securities was $41.2 million and $12.9 million in merchandise trusts and perpetual care trusts, respectively, as of June 30, 2010. Each 1% change in interest rates on these fixed-income securities would result in changes of approximately $412,000 and $129,000 in the fair market value of the assets in our merchandise trusts and perpetual care trusts, respectively.

Marketable Equity Securities

Our marketable equity securities subject to market risk consist primarily of investments held in our merchandise trusts and perpetual care trusts. These assets consist of both individual equity securities as well as closed and open ended mutual funds. As of June 30, 2010, the fair value of marketable equity securities in our merchandise trusts represented 73.8% of the fair value of total trust assets while the fair value of marketable equity securities in our perpetual care trusts represented 81.4% of total trust assets. The aggregate quoted fair market value of these marketable equity securities was $197.1 million and $175.4 million in merchandise trusts and perpetual care trusts, respectively, as of June 30, 2010, based on final quoted sales prices. Each 10% change in the average market prices of the equity securities would result in a change of approximately $19.7 million and $17.5 million in the fair market value of securities held in merchandise trusts and perpetual care trusts, respectively.

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

Debt Instruments

Our Acquisition Credit Facility and Revolving Credit Facility bear interest at a floating rate, based on LIBOR, which is adjusted quarterly. These credit facilities will subject us to increases in interest expense resulting from movements in interest rates. As of June 30, 2010, we had outstanding borrowings of $37.5 million under our Acquisition Credit Facility and $15.5 million under our Revolving Credit Facility. The interest rate on these facilities was 6.5% at June 30, 2010.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The Company issued 303,800 unregistered Units on June 21, 2010, as reported in the Company’s Current Report on Form 8-K filed on June 25, 2010.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Removed and Reserved

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description
10.1*	Amended and Restated Purchase Agreement by and among StoneMor Operating LLC, StoneMor Indiana LLC, StoneMor Indiana Subsidiary LLC, Ohio Cemetery Holdings, Inc., Ansure Mortuaries of Indiana, LLC, Memory Gardens Management Corporation, Forest Lawn Funeral Home Properties, LLC, Gardens of Memory Cemetery LLC, Gill Funeral Home, LLC, Garden View Funeral Home, LLC, Royal Oak Memorial Gardens of Ohio Ltd., Heritage Hills Memory Gardens of Ohio Ltd., Robert E. Nelms and Lynnette Gray, as receiver, dated April 2, 2010 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 5, 2010).

10.2*	Sixth Amendment to Amended and Restated Credit Agreement, dated May 4, 2010, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Operating LLC, the Lenders and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 7, 2010).

10.3*	Sixth Amendment to Amended and Restated Note Purchase Agreement, dated May 4, 2010, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Partners L.P. and the Noteholders (includes the Amended and Restated Form of Series B Note and the Amended and Restated Form of Series C Note as Exhibit A-1 and Exhibit A-2, respectively) (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on May 7, 2010).

10.4*	Amendment No. 1 to Amended and Restated Purchase Agreement by and among StoneMor Operating LLC, StoneMor Indiana LLC, StoneMor Indiana Subsidiary LLC, Ohio Cemetery Holdings, Inc., Ansure Mortuaries of Indiana, LLC, Memory Gardens Management Corporation, Forest Lawn Funeral Home Properties, LLC, Gardens of Memory Cemetery LLC, Gill Funeral Home, LLC, Garden View Funeral Home, LLC, Royal Oak Memorial Gardens of Ohio Ltd., Heritage Hills Memory Gardens of Ohio Ltd., Robert E. Nelms, Robert Nelms, LLC and Lynnette Gray, as receiver, dated June 21, 2010 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on June 25, 2010).

10.5*	Settlement Agreement by and among StoneMor Indiana LLC, StoneMor Operating LLC, StoneMor Partners L.P., Chapel Hill Associates, Inc., Chapel Hill Funeral Home, Inc., Covington Memorial Funeral Home, Inc., Covington Memorial Gardens, Inc., Forest Lawn Memorial Chapel Inc., Forest Lawn Memory Gardens Inc., Fred W. Meyer, Jr. by James R. Meyer as Special Administrator to the Estate of Fred W. Meyer, Jr., James R. Meyer, Thomas E. Meyer, Nancy Cade, and F.T.J. Meyer Associates, LLC dated June 21, 2010 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on June 25, 2010).

10.6*†	StoneMor Partners L.P. Long-Term Incentive Plan, as amended April 19, 2010 (incorporated by reference to Appendix A of Registrant’s Proxy Statement filed on June 4, 2010).

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of William R. Shane, Executive Vice President and Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith)

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of William R. Shane, Executive Vice President and Chief Financial Officer (furnished herewith)

*	Incorporated by reference, as indicated.
†	Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STONEMOR PARTNERS L.P.

	By:	StoneMor GP LLC
its general partner

August 9, 2010	/s/ Lawrence Miller
Lawrence Miller
Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

August 9, 2010	/s/ William R. Shane
William R. Shane
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

10.1*	Amended and Restated Purchase Agreement by and among StoneMor Operating LLC, StoneMor Indiana LLC, StoneMor Indiana Subsidiary LLC, Ohio Cemetery Holdings, Inc., Ansure Mortuaries of Indiana, LLC, Memory Gardens Management Corporation, Forest Lawn Funeral Home Properties, LLC, Gardens of Memory Cemetery LLC, Gill Funeral Home, LLC, Garden View Funeral Home, LLC, Royal Oak Memorial Gardens of Ohio Ltd., Heritage Hills Memory Gardens of Ohio Ltd., Robert E. Nelms and Lynnette Gray, as receiver, dated April 2, 2010 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 5, 2010).

10.2*	Sixth Amendment to Amended and Restated Credit Agreement, dated May 4, 2010, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Operating LLC, the Lenders and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 7, 2010).

10.3*	Sixth Amendment to Amended and Restated Note Purchase Agreement, dated May 4, 2010, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Partners L.P. and the Noteholders (includes the Amended and Restated Form of Series B Note and the Amended and Restated Form of Series C Note as Exhibit A-1 and Exhibit A-2, respectively) (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on May 7, 2010).

10.4*	Amendment No. 1 to Amended and Restated Purchase Agreement by and among StoneMor Operating LLC, StoneMor Indiana LLC, StoneMor Indiana Subsidiary LLC, Ohio Cemetery Holdings, Inc., Ansure Mortuaries of Indiana, LLC, Memory Gardens Management Corporation, Forest Lawn Funeral Home Properties, LLC, Gardens of Memory Cemetery LLC, Gill Funeral Home, LLC, Garden View Funeral Home, LLC, Royal Oak Memorial Gardens of Ohio Ltd., Heritage Hills Memory Gardens of Ohio Ltd., Robert E. Nelms, Robert Nelms, LLC and Lynnette Gray, as receiver, dated June 21, 2010 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on June 25, 2010).

10.5*	Settlement Agreement by and among StoneMor Indiana LLC, StoneMor Operating LLC, StoneMor Partners L.P., Chapel Hill Associates, Inc., Chapel Hill Funeral Home, Inc., Covington Memorial Funeral Home, Inc., Covington Memorial Gardens, Inc., Forest Lawn Memorial Chapel Inc., Forest Lawn Memory Gardens Inc., Fred W. Meyer, Jr. by James R. Meyer as Special Administrator to the Estate of Fred W. Meyer, Jr., James R. Meyer, Thomas E. Meyer, Nancy Cade, and F.T.J. Meyer Associates, LLC dated June 21, 2010 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on June 25, 2010).

10.6*†	StoneMor Partners L.P. Long-Term Incentive Plan, as amended April 19, 2010 (incorporated by reference to Appendix A of Registrant’s Proxy Statement filed on June 4, 2010).

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of William R. Shane, Executive Vice President and Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith)

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of William R. Shane, Executive Vice President and Chief Financial Officer (furnished herewith)

*	Incorporated by reference, as indicated.
†	Management contract, compensatory plan or arrangement.