Form 10-Q/A
period 2010-06-30
STONEMOR PARTNERS LP
filed 2010-09-13
CIK 1286131

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

EXPLANATORY NOTE

StoneMor Partners L.P. (the “Company”) previously reported that, on September 8, 2010, management and the Audit Committee of the Board of Directors of StoneMor GP LLC, the Company’s general partner, concluded that the unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2010 originally filed with the Securities and Exchange Commissions on August 9, 2010 on its Quarterly Report on Form 10 Q for the quarter ended June 30, 2010 (the “Original Filing”) would be restated for an error that occurred due to a misinterpretation of business combination accounting rules. This Amendment on Form 10-Q/A (the “Amended Filing”) amends the Original Filing to reflect such restatement.

In the second quarter of 2010, the Company completed its assessment of the fair value of net assets acquired related to two long-term operating agreements entered into by the Company during the second quarter of 2009 (the “Final Assessment”) which were treated by the Company as acquisitions in accordance with Accounting Standards Codification 805 (“ASC 805”). The resulting change of the Final Assessment was an increase in the fair value of net assets acquired in excess of the purchase price of approximately $4.6 million. Because the initial provisional value of the net assets acquired already exceeded the consideration transferred (a bargain purchase), this increase in the fair value of net assets acquired resulted in a gain of approximately $4.6 million, of which $0.4 million related to a purchase price adjustment in the prior year.

In the Original Filing, the Company recognized a $4.2 million gain on acquisition in the second quarter of 2010 related to the Final Assessment. Per ASC 805, the Company should have retrospectively adjusted the provisional amounts originally recorded in the second quarter of 2009. Accordingly, the Original Filing reflected income in the form of a gain on acquisition in the second quarter of 2010 that should have been reflected in the Original Filing in the second quarter of 2009.

Details of the restatement of the financial statements are discussed in Note 1 of Part I, Item 1 of this Amended Filing.

As a result of the restatement in Part I, Item 1 of this Amended Filing, Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operation, is revised to incorporate all the revisions made to Part I, Item 1 as stated in the previous paragraph.

In accordance with Rule 12b-15 under the Exchange Act, each item of the Original Filing that is amended by this Amended Filing is also restated in its entirety, and this Amended Filing is accompanied by currently dated certifications on Exhibits 31.1, 31.2, 32.1 and 32.2 by the Company’s Chief Executive Officer and Chief Financial Officer. Except as described above, this Amended Filing does not amend, update, or change any items, financial statements, or other disclosures in the Original Filing, and does not reflect events occurring after the filing of the Original Filing, including as to any exhibits to the Original Filing affected by subsequent events. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the Original Filing. Accordingly, this Amended Filing should be read in conjunction with the Original Filing and our other SEC filings subsequent to the filing of the Original Filing, including any amendments to those filings. Capitalized terms not defined in the Amended Filing are as defined by the Original Filing.

Index – Form 10-Q/A

Part I – Financial Information

Item 1.	Financial Statements

StoneMor Partners L.P.

Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2010	December 31, 2009
	(unaudited)	(As restated, see Note 1)

Assets
Current assets:
Cash and cash equivalents	$13,450	$13,479
Accounts receivable, net of allowance	43,102	37,113
Prepaid expenses	3,477	3,531
Other current assets	9,815	4,502

Total current assets	69,844	58,625

Long-term accounts receivable—net of allowance	59,685	48,015
Cemetery property	294,120	240,277
Property and equipment, net of accumulated depreciation	85,448	51,520
Merchandise trusts, restricted, at fair value	266,909	203,829
Perpetual care trusts, restricted, at fair value	215,429	196,275
Deferred financing costs—net of accumulated amortization	10,697	12,020
Deferred selling and obtaining costs	55,759	49,782
Deferred tax assets	519	451
Fair value of interest rate swap	559	—
Other assets	5,847	1,864

Total assets	$1,064,816	$862,659

Liabilities and partners’ capital
Current liabilities
Accounts payable and accrued liabilities	$24,190	$26,574
Accrued interest	1,546	1,829
Current portion, long-term debt	523	378

Total current liabilities	26,259	28,781

Other long-term liabilities	5,731	2,912
Fair value of interest rate swap	—	2,681
Long-term debt	237,186	182,821
Deferred cemetery revenues, net	313,301	258,978
Deferred tax liabilities	28,348	4,907
Merchandise liability	104,076	65,883
Perpetual care trust corpus	215,429	196,275

Total liabilities	930,330	743,238

Partners’ capital
General partner	2,155	1,986
General partner incentive distribution rights	6,199	—
Common partner	126,132	117,434

Total partners’ capital	134,486	119,420

Total liabilities and partners’ capital	$1,064,816	$862,659

See Accompanying Notes to the Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statement of Operations

(in thousands)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	As restated, see note 1	As restated, see note 1	As restated, see note 1	As restated, see note 1

Revenues:
Cemetery
Merchandise	$24,031	$23,456	$42,826	$42,732
Services	10,034	9,534	18,025	18,772
Investment and other	8,898	9,049	16,905	16,865
Funeral home
Merchandise	2,363	2,320	4,862	4,929
Services	3,411	3,443	6,789	7,102

Total revenues	48,737	47,802	89,407	90,400

Costs and Expenses:
Cost of goods sold (exclusive of depreciation shown separately below):
Perpetual care	1,270	1,423	2,357	2,428
Merchandise	4,077	4,736	7,422	8,531
Cemetery expense	12,086	10,412	21,333	19,851
Selling expense	9,467	8,618	17,083	16,444
General and administrative expense	6,161	5,411	11,759	10,890
Corporate overhead (including $177 and $383 in unit-based compensation for the three months ended June 30, 2010 and 2009 and $353 and $757 for the six months ended June 30, 2010 and June 30, 2009)	5,605	5,497	10,694	10,863
Depreciation and amortization	1,799	1,708	3,657	3,018
Funeral home expense
Merchandise	953	944	1,866	1,911
Services	2,247	2,296	4,335	4,702
Other	1,442	1,471	2,872	2,899
Acquisition related costs	1,666	542	2,656	2,128

Total cost and expenses	46,773	43,058	86,034	83,665

Operating profit (loss)	1,964	4,744	3,373	6,735

Other income and expense
Gain on sale of funeral homes	—	—	—	475
Gain on acquisition	—	4,583	23,312	4,583
Increase in fair value of interest rate swap	1,568	—	3,239	—

Interest expense	5,238	3,202	10,097	6,371

Income (loss) before income taxes	(1,706)	6,125	19,827	5,422

Income taxes:
State	27	39	55	201
Federal	(381)	(136)	(909)	(136)

Total income taxes	(354)	(97)	(854)	65

Net income (loss)	$(1,352)	$6,222	$20,681	$5,357

General partner’s interest in net income (loss) for the period	$(27)	$124	$286	$107
General partner’s IDR interest in net income (loss) for the period	$—	$—	$6,382	$—

Limited partners’ interest in net income (loss) for the period
Common	$(1,325)	$5,011	$14,013	$4,314
Subordinated	$—	$1,087	$—	$936

Net income (loss) per limited partner unit (basic and diluted)	$(.10)	$.51	$1.04	$.44

Weighted average number of limited partners’ units outstanding (basic and diluted)	13,537	11,891	13,448	11,891

See Accompanying Notes to the Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statement of

StoneMor Partners L.P.

Partners’ Capital

(in thousands)

(as restated and unaudited, see note 1)

	Partners’ Capital
	Common Unit Holders	General Partner	Incentive Distribution Rights	Total
Balance, December 31, 2009 as previously reported	$113,344	$1,904	$—	$115,248

Adjustment, see Note 1	4,090	82	—	4,173

Balance, December 31, 2009, as restated	$117,434	$1,986	$—	$119,420

Issuance of executive management units	3,825	—		3,825
General partner contribution	—	69	—	69
Net income	15,340	313	6,382	22,033
Cash distribution	(7,413)	(151)	(89)	(7,653)

Balance, March 31, 2010, as restated	129,186	2,217	6,293	137,696

Issuance of common units	5,785	—	—	5,785
General partner contribution	—	117	—	117
Net loss, as restated	(1,325)	(27)	—	(1,352)
Cash distribution	(7,513)	(153)	(90)	(7,757)

Balance, June 30, 2010, as restated	$126,132	$2,155	$6,199	$134,486

See Accompanying Notes to the Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statement of Cash Flows

(in thousands)

(unaudited)

	For the six months ended June 30,
	2010	2009
	As restated, see note 1	As restated, see note 1

Operating activities:

Net income	$20,681	$5,357
Adjustments to reconcile net income to net cash provided by operating activity:
Cost of lots sold	3,030	2,616
Depreciation and amortization	3,657	3,018
Unit-based compensation	353	757
Previously capitalized acquisition costs	—	1,365
Accretion of debt discount	166	—
Previously capitalized financing fees	—	141
Gain on acquisitions	(23,312)	(4,583)
Increase in value of interest rate swap	(3,239)	—
Gain on sale of funeral home	—	(475)
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(14,656)	(11,361)
Allowance for doubtful accounts	1,481	1,649
Merchandise trust fund	(3,981)	(2,119)
Prepaid expenses	54	(431)
Other current assets	(2,767)	320
Other assets	234	(414)
Accounts payable and accrued and other liabilities	640	460
Deferred selling and obtaining costs	(5,977)	(4,745)
Deferred cemetery revenue	26,101	17,626
Deferred taxes (net)	(996)	(207)
Merchandise liability	1,118	(870)

Net cash provided by operating activities	2,587	8,104

Investing activities:
Additions to cemetery property	(903)	(2,240)
Purchase of subsidiaries, net of common units issued	(36,962)	(2,727)
Divestiture of funeral home	—	475
Additions of property and equipment	(2,657)	(1,061)

Net cash used in investing activities	(40,522)	(5,553)

Financing activities:
Cash distribution	(15,410)	(13,626)
Additional borrowings on long-term debt	53,889	101,667
Repayments of long-term debt	(684)	(81,053)
Cost of financing activities	(75)	(5,332)
Sale of partner units	186	—

Net cash provided by (used in) financing activities	37,906	1,656

Net increase (decrease) in cash and cash equivalents	(29)	4,207
Cash and cash equivalents—Beginning of period	13,479	7,068

Cash and cash equivalents—End of period	$13,450	$11,275

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$10,380	$5,587

Cash paid during the period for income taxes	$1,530	$1,520

Non-cash investing and financing activities
Issuance of note payable for acquisition	$1,305	$—
Issuance of limited partner units for cemetery acquisition	$5,785	$—

See Accompanying Notes to the Condensed Consolidated Financial Statements.

1.	RESTATEMENT OF PREVIOUSLY REPORTED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On September 8, 2010, management and the Audit Committee of the Board of Directors of StoneMor GP LLC (the “Audit Committee”), the general partner of StoneMor Partners LP (the “Company”), concluded that the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2010 previously filed by the Company with the Securities and Exchange Commission (the “Commission”) on August 9, 2010 on its Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (the “Form 10-Q”) should no longer be relied upon because of an error in such financial statements as discussed below. This error relates solely to the period in which income should have been recognized and had no impact on the Company’s financial position at June 30, 2010 nor on its cash flows for either the three or six months ended June 30, 2010 or 2009 or any other period. This error occurred due to a misinterpretation of business combination accounting rules regarding the period in which to record a gain resulting from a change in the initially estimated fair value of assets acquired. The Company concluded that such a gain of approximately $4.2 million, which was recorded in the second quarter of 2010, should have been recognized by retrospective adjustment of the second quarter of 2009.

At June 30, 2009, the Company recorded initial provisional values for the acquisition of two cemetery properties but was still seeking information about the fair value of the assets and liabilities acquired (the measurement period). Accounting Standards Codification 805 requires that any subsequent changes to those provisional values occurring during the measurement period that result from obtaining new information about the facts that existed at the acquisition date be recognized by retrospectively adjusting the provisional values in the period when the acquisition was initially presented. In the second quarter of 2010, the Company received final appraisals on the fair value of certain cemetery property and property, plant and equipment acquired in those acquisitions made in the second quarter of 2009. These final appraisals indicated a fair value of those assets that was greater than the original estimate made in the second quarter of 2009. Because the initial provisional value of the net assets acquired already exceeded the consideration transferred (a bargain purchase), this increase in the fair value of net assets acquired resulted in a gain of approximately $4.6 million of which $0.4 million related to a purchase price adjustment in the prior year. The Company improperly recorded the gain and increase to the fair value of the net assets acquired in the second quarter of 2010 rather than retrospectively recording the changes in the second quarter of 2009.

As a result, the accompanying unaudited condensed consolidated financial statements as of June 30, 2010 and for the three and six months then ended have been restated from the amounts previously reported. The information in the data table below represents only those balance sheet, income statement and cash flow line items affected by the restatement.

Balance sheet information

	As of December 31, 2009
	As originally reported	Adjustments	As Restated
	(in thousands)

Assets

Cemetery property	$235,357	$4,920	$240,277
Property and equipment, net of accumulated depreciation	52,265	(745)	51,520
Merchandise trusts, restricted, at fair value	203,885	(56)	203,829
Perpetual care trusts, restricted, at fair value	196,295	(20)	196,275
Other assets	2,194	(330)	1,864
Total assets	858,889	3,770	862,659

Liabilities

Deferred tax liabilities	5,290	(383)	4,907
Perpetual care trust corpus	196,295	(20)	196,275
Total liabilities	743,641	(403)	743,238

Partners’ capital

General partner	1,904	83	1,986
Common partner	113,344	4,090	117,434
Total partners’ capital	115,248	4,173	119,420

Total liabilities and partners’ capital	$858,889	$3,770	$862,659

Income statement information

	Three months ended June 30, 2010			Six months ended June 30, 2010
For the three and six months ended June 30, 2010	Original	Adjustments	As Restated	Original	Adjustments	As Restated
	(in thousands, except unit information)			(in thousands, except unit information)
Gain on acquisition	$4,173	$(4,173)	$—	$27,485	$(4,173)	$23,312
Income (loss) before income taxes	$2,467	$(4,173)	$(1,706)	$24,000	$(4,173)	$19,827
Net income (loss)	$2,821	$(4,173)	$(1,352)	$24,854	$(4,173)	$20,681
General partner's interest in net income (loss) for the period	$56	$(83)	$(27)	$369	$(83)	$286
General partner's IDR interest in net income for the period	$—	$—	$—	$6,382	$—	$6,382
Limited partners' interest in net income (loss) for the period
Common	$2,765	$(4,090)	$(1,325)	$18,103	$(4,090)	$14,013
Net income (loss) per limited partner unit (basic and diluted)	$0.23	$(0.31)	$(0.10)	$1.35	$(0.31)	$1.04

	Three months ended June 30, 2009			Six months ended June 30, 2009
	Original	Adjustments	As Restated	Original	Adjustments	As Restated
For the three and six months ended June 30, 2009	(in thousands, except unit information)			(in thousands, except unit information)
Gain on acquisition	$—	$4,583	$4,583	$—	$4,583	$4,583
Income (loss) before income taxes	$1,542	$4,583	$6,125	$839	$4,583	$5,422
Net income (loss)	$1,639	$4,583	$6,222	$774	$4,583	$5,357
General partner's interest in net income (loss) for the period	$33	$91	$124	$15	$91	$107
General partner's IDR interest in net income for the period	$—	$—	$—	$—	$—	$—
Limited partners' interest in net income (loss) for the period
Common	$1,320	$3,691	$5,011	$623	$3,691	$4,314
Subordinated	$286	$801	$1,087	$136	$801	$936
Net income (loss) per limited partner unit (basic and diluted)	$0.14	$0.37	$0.51	$0.06	$0.37	$0.44

Cash flow information

	June 30, 2010			June 30, 2009
	Original	Adjustments	As restated	Original	Adjustments	As restated
For the six months ended	(in thousands)			(in thousands)

Net income	$24,854	$(4,173)	$20,681	$774	$4,583	$5,357
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on acquisitions	$(27,485)	$4,173	$(23,312)	$–	$(4,583)	$(4,583)

2.	NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Merchandise Trusts

Pursuant to state law, a portion of the proceeds from pre-need sales of merchandise and services is put into trust (the “merchandise trust”) until such time that the Company meets the requirements for releasing trust principal, which is generally delivery of merchandise or performance of services. All investment earnings generated by the assets in the merchandise trusts (including realized gains and losses) are deferred until the associated merchandise is delivered or the services are performed. The fair value of the funds held in merchandise trusts at June 30, 2010 and December 31, 2009 was approximately $267.0 million and $203.9 million, respectively (see Note 6).

Perpetual Care Trusts

Pursuant to state law, a portion of the proceeds from the sale of cemetery property is required to be paid into perpetual care trusts. All principal must remain in this trust into perpetuity while interest and dividends may be released and used to defray cemetery maintenance costs, which are expensed as incurred. Earnings from the perpetual care trusts are recognized in current cemetery revenues. The fair value of funds held in perpetual care trusts at June 30, 2010 and December 31, 2009 was approximately $215.4 million and $196.3 million, respectively (see Note 7).

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

Prior to 2010, the Company distributed dividends in excess of earnings. Total earnings were in an amount such that there was no allocation of TPE to the IDR’s. In the three and six months ended June 30, 2010, TPE exceeds dividends distributed and undistributed earnings are available for allocation to the IDR’s. Additionally, such IDR’s are detachable from the Company’s general partner units. Accordingly, the Statement of Changes in Partner’s Capital reflects three classes of units with amounts allocated to such units in accordance with this standard.

The table below reflects the allocation of earnings for the three and six months ended June 30, 2010:

For the three months ended June 30, 2010:

	Common Units Holders	General Partner	Incentive Distribution Rights	Total
	(In thousands)

Dividends declared—tier 1	$6,261	$128	$—	$6,389
Dividends declared—tier 2	677	14	—	691
Dividends declared—tier 3	575	12	90	677

Total	7,513	153	90	7,756

Total loss				(1,352)

Undistributed loss				(9,108)

Undistributed loss—tier 1	(8,838)	(180)	(90)	(9,108)

Total periodic loss	$(1,325)	$(27)	$—	$(1,352)

For the six months ended June 30, 2010:

	Common Units Holders	General Partner	Incentive Distribution Rights	Total
	(In thousands)

Dividends declared—tier 1	$12,439	$254	$—	$12,693
Dividends declared—tier 2	1,345	27	—	1,372
Dividends declared—tier 3	1,143	23	178	1,345

Total	14,927	305	178	15,410

Total earnings				20,681

Undistributed earnings				5,271

Undistributed loss—tiers 1and 2	(8,838)	(180)	(90)	(9,108)
Undistributed earnings—tier 3	434	9	68	511
Undistributed earnings—tier 4	1,670	34	522	2,226
Undistributed earnings—tier 5	5,822	119	5,704	11,645

Total periodic earnings	$14,015	$286	$6,382	$20,681

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

Disclosure requirements 1, 3 and 4 are applicable for all periods beginning after December 15, 2009. Disclosure requirement 2 is applicable for all periods beginning after December 15, 2010. The Company has adopted disclosure requirements 1, 3 and 4 as of January 1, 2010. As this is a disclosure only requirement, there is no impact on the financial position of the Company related to this adoption. See Note 16 to this Quarterly Report on Form 10-Q/A.

Additional accounting pronouncements issued during the reporting period include:

In June 2009, the FASB adopted ASC Topic 810, Subtopic 10, Sections 30 and 65 (“ASC 810-10-30/65”), the purpose of which is to amend certain requirements of ASC Topic 810, Subtopic 10, Section 5, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. Amongst other things, ASC 810-10-30/65 requires a change in the determination of which entity’s qualify as variable interest entities (“VIE’s”), changes in an entity that is involved in VIE’s method of determining whether they are the primary beneficiary of such VIE, and changes to disclosures required by all entities involved with VIE. ASC 810-10-30/65 is effective for each reporting period beginning after November 15, 2009. Early adoption was prohibited. The Company adopted the provisions of ASC 810-10-30/65 effective on January 1, 2010. The Company has reviewed the requirements of ASC 810-10-30/65 and determined that there are no changes to its current determination of those entities with which it is involved as to their status of being VIE’s nor to its determination of the Company’s status with regards to its position as the primary beneficiary of such VIE’s. The Company has modified certain disclosures with regards to those VIE’s with which it is involved. Such modifications are included in Note 6 of this Quarterly Report on Form 10-Q/A.

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

3.	LONG-TERM ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

Long-term accounts receivable, net, consists of the following:

	As of
	June 30, 2010	December 31, 2009
	(in thousands)

Customer receivables	$134,188	$112,995
Unearned finance income	(14,810)	(14,002)
Allowance for contract cancellations	(16,591)	(13,865)

	102,787	85,128
Less: current portion—net of allowance	43,102	37,113

Long-term portion—net of allowance	$59,685	$48,015

Activity in the allowance for contract cancellations is as follows:

	For the six months ended June 30,
	2010	2009
	(in thousands)

Balance—Beginning of period	$13,865	$13,763
Provision for cancellations	7,455	6,719
Charge-offs—net	(4,729)	(5,070)

Balance—End of period	$16,591	$15,412

4.	CEMETERY PROPERTY

Cemetery property consists of the following:

	As of
	June 30, 2010	December 31, 2009
	(in thousands)

Developed land	$35,490	$27,940
Undeveloped land	211,997	164,881
Mausoleum crypts and lawn crypts	46,633	47,456

Total	$294,120	$240,277

The significant increases during the six months ended June 30, 2010 was primarily related to the acquisitions made by the Company discussed in Note 14 of this Quarterly Report filed on Form 10-Q/A.

5.	PROPERTY AND EQUIPMENT

Major classes of property and equipment follow:

	As of
	June 30, 2010	December 31, 2009
	(in thousands)

Building and improvements	$83,239	$45,361
Furniture and equipment	32,712	34,151

	115,951	79,512
Less: accumulated depreciation	(30,503)	(28,262)

Property and equipment—net	$85,448	$51,250

6.	MERCHANDISE TRUST

At June 30, 2010, the Company’s merchandise trust consisted of the following types of assets:

•	Money Market Funds that invest in low risk short term securities;

•	Publicly traded mutual funds that invest in underlying debt securities;

•	Publicly traded mutual funds that invest in underlying equity securities;

•	Equity investments that are currently paying dividends or distributions. These investments include Real Estate Investment Trusts (“REIT’s”); Master Limited Partnerships and global equity securities;

•	Fixed maturity debt securities issued by various corporate entities; and

•	Fixed maturity debt securities issued by U.S. states and local government agencies.

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

The cost and market value associated with the assets held in the merchandise trust at June 30, 2010 and December 31, 2009 is as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
As of June 30, 2010	(in thousands)

Short-term investments	$41,201	$—	$—	$41,201
Fixed maturities:
U.S. State and local government agency	33	—	—	33
Corporate debt securities	9,649	46	(283)	9,412
Other debt securities	18,183	—	—	18,183

Total fixed maturities	27,865	46	(283)	27,628

Mutual funds—debt securities	49,047	1,094	(2,043)	48,098
Mutual funds—equity securities	113,813	—	(23,307)	90,506

Equity securities	61,925	2,143	(5,545)	58,523
Other invested assets	954	—	—	954

Total	$294,805	$3,282	$(31,178)	$266,909

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
As of December 31, 2009	(in thousands)

Short-term investments	$47,451	$—	$—	$47,451
Fixed maturities:
U.S. State and local government agency	33	—	(10)	23
Corporate debt securities	3,204	90	(48)	3,246
Other debt securities	10,337	448	—	10,785

Total fixed maturities	13,574	538	(58)	14,054

Mutual funds—debt securities	39,545	8	(840)	38,713
Mutual funds—equity securities	93,472	—	(23,034)	70,438

Equity securities	34,818	1,249	(4,304)	31,763
Other invested assets	1,385	26	—	1,411

Total	$230,245	$1,821	$(28,236)	$203,829

The contractual maturities of debt securities as of June 30, 2010 and December 31, 2009 are as follows:

	Less than 1 year	1 year through 5 years	5 years through 10 years	More than 10 years
As of June 30, 2010	(in thousands)

U.S. State and local government agency	33	—	—	—
Corporate debt securities	—	3,675	5,621	116
Other debt securities	16,822	1,361	—	—

Total fixed maturities	$16,855	$5,036	$5,621	$116

	Less than 1 year	1 year through 5 years	5 years through 10 years	More than 10 years
As of December 31, 2009	(in thousands)

U.S. State and local government agency	23	—	—	—
Corporate debt securities	—	1,408	1,683	155
Other debt securities	10,785	—	—	—

Total fixed maturities	$10,808	$1,408	$1,683	$155

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at June 30, 2010 and December 31, 2009 is presented below:

At June 30, 2010

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)

Fixed maturities:
U.S. State and local government agency	—	—	—	—	—	—
Corporate debt securities	7,703	216	405	67	8,108	283
Other debt securities	—	—	—	—	—	—

Total fixed maturities	7,703	216	405	67	8,108	283

Mutual funds—debt securities	14,588	1,661	2,283	382	16,871	2,043
Mutual funds—equity securities	—	—	90,506	23,307	90,506	23,307

Equity securities	8,850	1,467	29,646	4,078	38,496	5,545

Total	$31,141	$3,344	$122,840	$27,834	$153,981	$31,178

At December 31, 2009

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)

Fixed maturities:
U.S. Government and federal agency	$—	$—	$—	$—	$—	$—
U.S. State and local government agency	23	10	—	—	23	10
Corporate debt securities	1,554	18	263	30	1,817	48
Other debt securities	—	—	—	—	—	—

Total fixed maturities	1,577	28	263	30	1,840	58

Mutual funds—debt securities	9,456	118	15,086	722	24,542	840
Mutual funds—equity securities	—	—	70,439	23,034	70,439	23,034

Equity securities	2,307	191	25,686	4,113	27,993	4,304

Total	$13,340	$337	$111,474	$27,899	$124,814	$28,236

A reconciliation of the Company’s merchandise trust activities for the six months ended June 30, 2010 is presented below:

Six months ended June 30, 2010

Fair Value @ 12/31/2009	Net Contributions (Distributions)		Interest/ Dividends	Capital Gain Distributions	Realized Gain/ Loss	Taxes	Fees	Unrealized Change in Fair Value	Fair Value @ 6/30/2010
(in thousands)

$ 203,829	$61,466	(a)	$2,543	$239	$1,631	$(857)	$(461)	$(1,481)	$266,909

(a)	Includes $46.2 million and $18.4 million of merchandise trust assets related to the first quarter 2010 and second quarter 2010 acquisitions, respectively.

The Company made net deposits into the trusts of approximately $61.4 million during the six months ended June 30, 2010. Purchases and sales of securities available for sale included in trust investments were approximately $287.8 million and $226.3 million, respectively during the six months ended June 30, 2010.

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

There is likely to be a difference between this new cost basis and the current fair value of the security. If such fair value is less than the adjusted cost basis, an entity shall determine whether this loss is other-than-temporary or a normal unrealized loss. Normal unrealized losses shall be accounted for as they currently are. Pursuant to FASB guidance, any additional other-than-temporary impairment shall be recognized through other comprehensive income. Instead, the Company defers this amount and includes it in deferred cemetery revenue, net.

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

7.	PERPETUAL CARE TRUSTS

At June 30, 2010, the Company’s perpetual care trust consisted of the following types of assets:

•	Money Market Funds that invest in low risk short term securities;

•	Publicly traded mutual funds that invest in underlying debt securities;

•	Publicly traded mutual funds that invest in underlying equity securities;

•	Equity investments that are currently paying dividends or distributions. These investments include REIT’s and Master Limited Partnerships;

•	Fixed maturity debt securities issued by various corporate entities; and

•	Fixed maturity debt securities issued by U.S. states and local government agencies.

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

The cost and market value associated with the assets held in perpetual care trusts at June 30, 2010 and December 31, 2009 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
As of June 30, 2010	(in thousands)

Short-term investments	$12,866	$—	$—	$12,866
Fixed maturities:
U.S. Government and federal agency	—	—	—	—
U.S. State and local government agency	87	126	—	213
Corporate debt securities	20,947	474	(680)	20,741
Other debt securities	5,816	—	—	5,816

Total fixed maturities	26,850	600	(680)	26,770

Mutual funds—debt securities	48,165	225	(511)	47,879
Mutual funds—equity securities	99,807	2,369	(26,052)	76,124

Equity Securities	47,399	5,016	(1,057)	51,358
Other invested assets	431	—	—	431

Total	$235,518	$8,210	$(28,300)	$215,429

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
As of December 31, 2009	(in thousands)

Short-term investments	$46,615	$—	$—	$46,615
Fixed maturities:
U.S. Government and federal agency	4,747	66	(48)	4,765
U.S. State and local government agency	1,497	14	(74)	1,437
Corporate debt securities	13,722	369	(199)	13,892
Other debt securities	4,821	8	—	4,829

Total fixed maturities	24,787	457	(321)	24,923

Mutual funds—debt securities	36,774	24	(465)	36,333
Mutual funds—equity securities	74,831	1	(22,275)	52,557

Equity Securities	33,514	3,385	(1,486)	35,413
Other invested assets	434	2	—	436

Total	$216,954	$3,868	$(24,547)	$196,275

The market value of contractual maturities of debt securities as of June 30, 2010 and December 31, 2009 are as follows:

	Less than 1 year	1 year through 5 years	5 years through 10 years	More than 10 years
As of June 30, 2010	(in thousands)

U.S. Government and federal agency	$—	$—	$—	$—
U.S. State and local government agency	213	—	—	—
Corporate debt securities	—	8,269	12,002	472
Other debt securities	5,445	371	—	—

Total fixed maturities	$5,658	$8,640	$12,002	$472

	Less than 1 year	1 year through 5 years	5 years through 10 years	More than 10 years
As of December 31, 2009	(in thousands)

U.S. Government and federal agency	$806	$3,230	$438	$291
U.S. State and local government agency	560	296	520	61
Corporate debt securities	—	6,166	7,104	622
Other debt securities	4,829	—	—	—

Total fixed maturities	$6,195	$9,692	$8,062	$974

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at June 30, 2010 and December 31, 2009 held in perpetual care trusts is presented below:

At June 30, 2010

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)

Fixed maturities:
U.S. Government and federal agency	$—	$—	$—	$—	$—	$—
U.S. State and local government agency	—	—	—	—	—	—
Corporate debt securities	14,610	453	938	227	15,548	680
Other debt securities	—	—	—	—	—	—

Total fixed maturities	14,610	453	938	227	15,548	680

Mutual funds—debt securities	2,983	314	17,179	197	20,162	511
Mutual funds—equity securities	7,102	2,337	48,260	23,715	55,362	26,052

Equity securities	3,878	197	14,481	860	18,359	1,057

Total	$28,573	$3,301	$80,858	$24,999	$109,431	$28,300

At December 31, 2009

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)

Fixed maturities:
U.S. Government and federal agency	$1,708	$42	$188	$6	$1,896	$48
U.S. State and local government agency	655	74	—	—	655	74
Corporate debt securities	6,796	76	1,246	123	8,042	199
Other debt securities	—	—	—	—	—	—

Total fixed maturities	9,159	192	1,434	129	10,593	321

Mutual funds—debt securities	1,969	347	900	118	2,869	465
Mutual funds—equity securities	—	—	47,299	22,275	47,299	22,275

Equity securities	1,317	107	18,397	1,379	19,714	1,486

Total	$12,445	$646	$68,030	$23,901	$80,475	$24,547

A reconciliation of the Company’s perpetual care trust activities for the six months ended June 30, 2010 is presented below:

Six months ended June 30, 2010

Fair Value @ 12/31/2009	Net Contributions (Distributions)	Interest/ Dividends	Capital Gain Distributions	Realized Gain/ Loss	Taxes	Fees	Unrealized Change in Fair Value	Fair Value @ 6/30/2010
(in thousands)

$196,275	$15,574	$4,168	$—	$(617)	$(157)	$(403)	$589	$215,429

The Company made net deposits into the trusts of approximately $15.6 million during the six months ended June 30, 2010. Purchases and sales of securities available for sale included in trust investments were approximately $212.7 million and $197.1 million, respectively during the six months ended June 30, 2010.

The Company recorded income from perpetual care trusts of $3.8 million and $6.8 million for the three and six months ended June 30, 2010 as compared to $3.3 million and $6.6 million during the same periods last year. This income is classified as cemetery revenues in the condensed consolidated statements of operations.

Other-than-temporary Impairments

Refer to Note 6 for a detailed discussion of the Company’s methodology of determining, accounting for and disclosing other than temporary impairments. The Company determined that there were no other than temporary impairments to the assets in the perpetual care trust during the three and six months ended June 30, 2010.

8.	DERIVATIVE INSTRUMENTS

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

The Interest Rate Swaps do not contain any credit risk contingent features. No collateral is required to be posted by either counterparty.

9.	LONG-TERM DEBT

The Company had the following outstanding debt at:

	June 30, 2010	December 31, 2009
	(in thousands)

Insurance premium financing	$217	$190
Vehicle Financing	939	547
Acquisition Credit Facility, due September 2012	37,500	—
Revolving Credit Facility, due September 2012	15,500	—
Note payable—Greenlawn Acquisition	1,400	1,400
Note payable—Nelms acquisition (net of discount)	926	—
10.25% senior notes, due 2017	150,000	150,000
Series B senior secured notes, due 2012	17,500	17,500
Series C senior secured notes, due 2012	17,500	17,500

Total	241,482	187,137
Less current portion	523	378
Less unamortized bond discount	3,773	3,938

Long-term portion	$237,186	$182,821

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

The Credit Agreement initially provided that: (1) the Acquisition Credit Facility would have a maximum principal amount of $40,000,000 (with an option to increase such facility by an additional $15,000,000 on an uncommitted basis) and the term of 5 years, and (2) the Revolving Credit Facility would have a maximum principal amount of $25,000,000 (with an option to increase such facility by up to $10,000,000 on an uncommitted basis) and a term of 5 years. Amounts borrowed under the Acquisition Credit Facility and repaid or prepaid may not be reborrowed and amounts borrowed under the Revolving Credit Facility and repaid or prepaid during the term may be reborrowed. In addition, Bank of America agreed to provide to the borrowers swing line loans (“Swing Line Loans”) with a maximum limit of $5,000,000, which is a part of the Revolving Credit Facility. Loans outstanding under the Acquisition Credit Facility and the Revolving Credit Facility bear interest at rates set forth in the Credit Agreement, which have since been amended as described below.

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

The Consolidated Leverage Ratio was 3.76 to 1.0, for the most recently completed four fiscal quarters of the Partnership ending after June 30, 2010.

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

Nelms Note

In June of 2010, certain of the Company’s subsidiaries issued two installment notes in the aggregate, notional amount of approximately $1.3 million in connection with the second quarter acquisition discussed in Note 14 of this Quarterly Report filed on Form 10-Q/A. The notes are payable over four years. As the notes do not currently bear interest, the Company recorded the note net of a discount of approximately $0.2 million. The Company paid approximately $0.2 million in principal on the note during the three months ended June 30, 2010. At June 30, 2010, the liability related to the note was stated on the Company’s balance sheet at approximately $0.9 million.

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

10.	INCOME TAXES

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

11.	DEFERRED CEMETERY REVENUES – NET

At June 30, 2010 and December 31, 2009, deferred cemetery revenues, net, consisted of the following:

	June 30, 2010	December 31, 2009
	(in thousands)

Deferred cemetery revenue	$248,842	$222,749
Deferred merchandise trust revenue	33,029	29,142
Deferred merchandise trust unrealized losses	(27,896)	(27,278)
Deferred pre-acquisition margin	95,355	66,297
Deferred cost of goods sold	(36,028)	(31,931)

Deferred cemetery revenues, net	$313,301	$258,978

Deferred selling and obtaining costs	$55,759	$49,782

Deferred selling and obtaining costs are carried as an asset on the condensed consolidated balance sheet in accordance with ASC 944-30-55-1.

12.	COMMITMENTS AND CONTINGENCIES

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

Compensation expense recognized related to unit appreciation rights and restricted phantom unit awards for the three and six months ended June 30, 2010 and 2009 are summarized in the table below:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)

Unit appreciation rights	$121	$—	$242	$—
Restricted phantom units	56	383	111	757

Total unit-based compensation expense	$177	$383	$353	$757

As of June 30, 2010, there was approximately $1.7 million in non-vested unit appreciation rights outstanding.

During the 2nd quarter of 2010, the Company issued 180,000 units to executives and key employees as part of its long-term incentive plan.

14.	ACQUISITIONS AND DIVESTITURES

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

The following unaudited pro forma information presents a summary of results of operations of the Company and the acquired cemeteries if the acquisition had occurred on January 1, 2009:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
	(In thousands)		(In thousands)
Revenues	$50,267	$49,332	$92,467	$93,460
Net income (loss)	(1,431)	6,143	20,523	5,278
Net income (loss) per limited partner unit (basic and diluted)	(0.10)	0.51	1.03	0.43

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

Effective June 21, 2010, pursuant to the 2nd Quarter Purchase Agreement and Amendment No. 1, the Buyer acquired the stock (the “Stock”) of certain companies owned by Ansure (the “Acquired Companies”) and certain assets (the “Assets”) owned by Nelms, Nelms LLC, Gill, Gardens of Memory, Garden View, Forest Lawn, Heritage, Royal Oak and MGMC, resulting in the acquisition of 8 cemeteries and 5 funeral homes in Indiana, Michigan and Ohio (the “Acquisition”). The Buyer acquired the Stock and Assets, advanced moneys to pay for trust shortfalls of the cemeteries, paid certain liabilities of the Sellers, which were offset by funds held in a Smith Barney Account acquired by the Buyer in the transaction, and paid certain legal fees of the parties to the transaction and other acquisition costs, for a total paid at closing, including the offset by the funds held in the Smith Barney Account, of approximately $33.0 million. The Acquisition was financed, in part, by borrowing $22.5 million from the Company’s acquisition facility under the Amended and Restated Credit Agreement dated August 15, 2007 among StoneMor LLC, certain of its subsidiaries, the Company, StoneMor GP LLC, Bank of America, N.A., the other lenders party thereto, and Banc of America Securities LLC, as amended.

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

The table below reflects the Company’s preliminary assessment of the fair value of net assets received and the purchase price. These amounts will be retrospectively adjusted as additional information is received.

As of June 30, 2010
(in thousands)
(As restated)
Assets:

Cemetery land	$23,188
Cemetery and funeral home property	27,842
Accounts receivable (net)	2,191
Merchandise trusts, restricted, at fair value	5,866
Perpetual care trusts, restricted, at fair value	1,663
Other assets	4,225

Total assets	64,975

Liabilities

Deferred margin	12,070
Merchandise liabilities	14,929
Other liabilities	16,130
Perpetual care trust corpus	1,663

Total liabilities	44,792

Fair value of net assets acquired	20,183

Paid at closing—purchase price	10,417
Paid at closing—units	5,785
Paid at closing—liabilities incurred	3,981

Total purchase price	20,183

Paid at closing—merchandise trust underfunding	12,530

Total paid at closing	$32,713

The results of the operations of the properties acquired have been included in the condensed consolidated financial statements since the date of the acquisition and are not material to the results of operations.

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

In the second quarter of this year, the Company made final changes to the fair value of the net assets acquired due to this transaction. These changes resulted in the Company recognizing a gain on the acquisition of approximately $4.6 million. In accordance with ASC 805, we have revised the comparative prior period information included in this report filed on Form 10-Q/A to retrospectively reflect these final changes.

The table below denotes the changes made to the recognition of the fair value of the net assets acquired due to this transaction in the second quarter of 2010 as compared to what was recorded at June 30, 2009.

	Amount Originally Recorded	Revised Amount	Change
	(in thousands)
Assets

Cemetery land	$5,072	$8,720	$3,648
Cemetery building	—	450	450
Accounts receivable	591	270	(321)
Merchandise trust assets	1,380	1,385	5
PC Trust assets	3,367	3,428	61
Equipment	—	179	179
Goodwill	—	—	—
Other assets	—	—	—
Cemetery inventory	252	247	(5)

Total assets	10,662	14,678	4,016

Liabilities

Merchandise liabilities	1,332	1,635	303
Other liabilities	—	46	46
Deferred margin	1,563	1,322	(241)
Deferred tax liabilities	—	198	198
Perpetual care trust corpus	3,367	3,428	61

Total liabilities	6,262	6,628	366

Net assets acquired	$4,400	$8,050	$3,650

Summary of purchase price

Cash paid	$2,700	$2,700	$—
Notes payable (par)	1,700	1,858	158
Notes payable (discount)	—	(943)	(943)
Note receivable (par)	—	(170)	(170)
Note receivable (discount)	—	22	22

Total purchase price	4,400	3,467	(933)

Excess of net assets over purchase price	$—	$4,583	$4,583

Third Quarter 2009 Acquisitions

As of June 30, 2010, there were still purchase allocations open on the acquisition made in the third quarter of 2009. The table below details the provisional assessment of net assets acquired, purchase price and the resultant gain on a bargain purchase.

The table below details the provisional assessment of net assets acquired, purchase price and the resultant gain on a bargain purchase.

Provisional Amounts Recorded
Assets

Cemetery land	$3,600
Cemetery building	3,089
Accounts receivable	109
Merchandise trust assets	321
PC Trust assets	2,911
Equipment	166
Other assets	750
Cemetery inventory	—

Total assets	10,946

Liabilities
Merchandise liabilities	231
Other liabilities	—
Deferred margin	187
Deferred tax liabilities	129
Perpetual care trust corpus	2,911

Total liabilities	3,458

Net assets acquired	$7,488

Summary of purchase price

Cash paid	$1,400
Notes payable (par)	2,150

Total purchase price	3,550

Gain from a bargain purchase	$(3,938)

The primary assets subject to additional changes are cemetery property and property and equipment. The Company will finalize this allocation in the third quarter of 2010.

15.	SEGMENT INFORMATION

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

Segment information as of and for the three and six months ended June 30, 2010 and 2009 is as follows:

As of and for the three months ended June 30, 2010

	Cemeteries			Funeral Homes
	Southeast	Northeast	West		Corporate	Adjustment	Total
	(in thousands)
Revenues
Sales	$20,769	$8,812	$9,344	$—	$—	$(11,415)	$27,510
Service and other	7,830	6,439	4,363	—	(57)	(3,122)	15,453
Funeral home	—	—	—	5,923	—	(149)	5,774

Total revenues	28,599	15,251	13,707	5,923	(57)	(14,686)	48,737

Costs and expenses
Cost of sales	4,253	1,731	1,517	—	—	(2,151)	5,347
Cemetery	5,411	3,495	3,181	—	—	(2)	12,086
Selling	6,360	2,792	2,663	—	258	(2,606)	9,467
General and administrative	3,079	1,478	1,616	—	(13)	—	6,161
Funeral home	—	—	—	4,648	—	(6)	4,642
Depreciation and amortization	329	190	150	282	848	—	1,799
Corporate	—	—	—	—	5,605	—	5,605
Acquisition related costs	—	—	—	—	1,666	—	1,666

Total costs and expenses	19,433	9,686	9,127	4,930	8,364	(4,765)	46,773

Operating earnings	9,166	5,565	4,580	993	(8,421)	(9,921)	1,964

Increase in value of interest rate swap	—	—	—	—	1,568		1,568
Interest expense	2,299	947	1,333	675	(16)	—	5,238

Earnings (losses) before taxes	$6,867	$4,618	$3,247	$318	$(6,837)	$(9,921)	$(1,706)

Supplemental information

Total assets	$405,742	$260,205	$316,719	$53,528	$28,623	$—	$1,064,816

Amortization of cemetery property	$826	$560	$174	$—	$—	$(214)	$1,346

Long lived asset additions	$5,007	$233	$28,755	$18,648	$122	$—	$52,765

As of and for the six months ended June 30, 2010

	Cemeteries			Funeral Homes
	Southeast	Northeast	West		Corporate	Adjustment	Total
	(in thousands)
Revenues
Sales	$39,425	$16,765	$16,237	$—	$(79)	$(24,452)	$47,896
Service and other	15,249	12,055	7,864	—	—	(5,308)	29,860
Funeral home	—	—	—	11,962	—	(311)	11,651

Total revenues	54,674	28,820	24,101	11,962	(79)	(30,071)	89,407

Costs and expenses
Cost of sales	8,068	3,314	2,528	—	6	(4,137)	9,779
Cemetery	9,703	6,339	5,292	—	—	(1)	21,333
Selling	12,521	5,397	4,731	—	320	(5,887)	17,083
General and administrative	5,906	2,984	2,878	—	(9)	—	11,759
Funeral home	—	—	—	9,081	—	(8)	9,073
Depreciation and amortization	766	380	273	561	1,677	—	3,657
Corporate	—	—	—	—	10,694	—	10,694
Acquisition related costs	—	—	—	—	2,656	—	2,656

Total costs and expenses	36,965	18,414	15,702	9,642	15,344	(10,033)	86,034

Operating earnings	17,709	10,406	8,399	2,320	(15,423)	(20,038)	3,373

Gain on acquisitions	—	—	—	—	23,312		23,312
Increase in value of interest rate swap	—	—	—	—	3,239		3,239
Interest expense	4,611	1,890	2,318	1,293	(15)	—	10,097

Earnings (losses) before taxes	$13,098	$8,516	$6,081	$1,027	$11,143	$(20,038)	$19,827

Supplemental information

Total assets	$405,742	$260,205	$316,719	$53,528	$28,623	$—	$1,064,816

Amortization of cemetery property	$1,666	$1,071	$293	$—	$—	$(403)	$2,627

Long lived asset additions	$5,099	$264	$66,994	$18,697	$184	$—	$91,238

As of and for the three months ended June 30, 2009

	Cemeteries			Funeral Homes
	Southeast	Northeast	West		Corporate	Adjustment	Total
	(in thousands)
Revenues
Sales	$19,023	$8,949	$7,817	$—	$—	$(9,161)	$26,628
Service and other	6,848	5,685	3,321	—	—	(444)	15,410
Funeral home	—	—	—	5,914	—	(151)	5,763

Total revenues	25,871	14,634	11,138	5,914	—	(9,756)	47,801

Costs and expenses
Cost of sales	4,131	1,960	1,230	—	—	(1,163)	6,158
Cemetery	4,616	3,324	2,472	—	—	—	10,412
Selling	5,532	2,756	2,181	—	232	(2,083)	8,618
General and administrative	2,775	1,451	1,208	—	(22)	—	5,412
Funeral home	—	—	—	4,737	—	(26)	4,711
Depreciation and amortization	322	196	106	250	834	—	1,708
Corporate	—	—	—	—	5,497	—	5,497
Acquisition related costs	—	—	—	—	542	—	542

Total costs and expenses	17,376	9,687	7,197	4,987	7,083	(3,272)	43,058

Operating earnings	8,495	4,947	3,941	927	(7,083)	(6,484)	4,743

Gain on acquisitions	—	—	—	—	4,583	—	4,583
Interest expense	1,421	601	692	479	9	—	3,202

Earnings (losses) before taxes	$7,074	$4,346	$3,249	$448	$(2,509)	$(6,484)	$6,125

Supplemental information

Total assets	$350,283	$243,614	$147,484	$33,728	$23,380	$—	$798,489

Amortization of cemetery property	$937	$611	$166	$—	$—	$281	$1,995

Long lived asset additions	$5,467	$129	$544	$1,401	$69	$—	$7,610

As of and for the six months ended June 30, 2009:

	Cemeteries			Funeral	Corporate	Adjustment	Total
	Southeast	Northeast	West	Homes
	(in thousands)
Revenues
Sales	$36,089	$17,171	$14,494	$—	$—	$(19,159)	$48,595
Service and other	13,094	11,366	6,435	—	14	(1,134)	29,775
Funeral home	—	—	—	12,031	—	—	12,031

Total revenues	49,183	28,537	20,929	12,031	14	(20,293)	90,400

Costs and expenses
Cost of sales	7,916	3,617	2,426	—	3	(3,003)	10,959
Cemetery	8,698	6,351	4,791	—	10	—	19,850
Selling	11,042	5,473	4,161	—	370	(4,602)	16,444
General and administrative	5,464	3,101	2,342	—	(17)	—	10,890
Funeral home	—	—	—	9,512	—	—	9,512
Depreciation and amortization	696	443	210	465	1,206	—	3,020
Corporate	—	—	—	—	10,863	—	10,863
Acquisition related costs	—	—	—	—	2,128	—	2,128

Total costs and expenses	33,816	18,985	13,930	9,977	14,563	(7,605)	83,665

Operating earnings	15,367	9,552	6,999	2,054	(14,549)	(12,688)	6,735

Gain on sale of funeral home	—	—	—	475	—		475
Gain on acquisitions	—	—	—	—	4,583	—	4,583
Increase in value of interest rate swap	—	—	—	—	—		—
Interest expense	2,816	1,207	1,378	952	18	—	6,371

Earnings (losses) before taxes	$12,551	$8,345	$5,621	$1,577	$(9,984)	$(12,688)	$5,422

Supplemental information
Total assets	$350,283	$243,614	$147,484	$33,728	$23,380	$—	$798,489

Amortization of cemetery property	$1,658	$1,083	$403	$—	$—	$71	$3,215

Long lived asset additions	$5,241	$517	$487	$1,714	$189	$—	$8,148

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

16.	FAIR VALUE MEASUREMENTS

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

The following table allocates the Company’s financial instruments measured at fair value as of December 31, 2009. There were no Level 3 assets as December 31, 2009.

Merchandise Trust

Description	Level 1	Level 2	Level 3
	(in thousands)
Assets

Short-term investments	$47,451	$—	$—

Fixed maturities:
U.S. government and federal agency	—	—	—
U.S. state and local government agency	—	23	—
Corporate debt securities	—	3,246	—
Other debt securities	—	10,785	—

Total fixed maturity investments	—	14,054	—

Mutual funds—debt securities	31,154	7,559	—
Mutual funds—equity securities	70,438	—	—

Equity securities	31,762	—	—
Other invested assets	—	1,411

Total	$180,806	$23,023	$—

Perpetual Care Trust

Description	Level 1	Level 2	Level 3
	(in thousands)
Assets

Short-term investments	$46,615	$—	$—

Fixed maturities:
U.S. government and federal agency	4,764	—	—
U.S. state and local government agency	—	1,437	—
Corporate debt securities	—	13,892	—
Other debt securities	—	4,829	—

Total fixed maturity investments	4,764	20,157	—

Mutual funds—debt securities	19,835	16,498	—
Mutual funds—equity securities	52,557	—	—

Equity securities	35,413	—	—
Other invested assets		436

Total	$159,183	$37,092	$—

Interest Rate Swap	$—	$2,681	$—

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

All level 2 assets are priced utilizing independent pricing services. Management determines the interest rate swap valuation with the assistance of an independent third party source. The Company tested the valuation via an analysis of current swap pricing to the contracted swap pricing.

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

This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q/A (including the notes thereto). Such financial statements have been restated. Refer to Note 1 for a discussion of such restatement.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q/A, including, but not limited to, information regarding the status and progress of our operating activities, the plans and objectives of our management, assumptions regarding our future performance and plans, and any financial guidance provided, as well as certain information in other filings with the SEC and elsewhere, are forward-looking statements within the meaning of Section 27A(i) of the Securities Act of 1933 and Section 21E(i) of the Securities Exchange Act of 1934. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “project,” “expect,” “predict,” and similar expressions identify these forward-looking statements. These forward-looking statements are made subject to certain risks and uncertainties that could cause actual results to differ materially from those stated, including, but not limited to, the following: uncertainties associated with future revenue and revenue growth; the effect of the current economic downturn; the impact of the Company’s significant leverage on its operating plans; the ability of the Company to service its debt and pay distributions; the decline in the fair value of certain equity and debt securities held in the Company’s trusts; the Company’s ability to attract, train and retain an adequate number of sales people; uncertainties associated with the volume and timing of pre-need sales of cemetery services and products; increased use of cremation; changes in political or regulatory environments, including potential changes in tax accounting and trusting policies; the Company’s ability to successfully implement a strategic plan relating to producing operating improvement, strong cash flows and further deleveraging; uncertainties associated with the integration or the anticipated benefits of the Company’s recent acquisitions; the Company’s ability to complete and fund additional acquisitions; information disclosed within this Quarterly Report on Form 10-Q/A; and various other uncertainties associated with the deathcare industry and our operations in particular.

When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, this Quarterly Report on Form 10-Q/A and our other reports filed with the SEC. We assume no obligation to update or revise any forward-looking statements made herein or any other forward-looking statements made by us, whether as a result of new information, future events or otherwise.

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

The second acquisition took place in the second quarter of the year and consisted of eight cemeteries and five funeral homes. The total purchase price was $20.2 million, which consisted of:

•	$10.4 million in cash.

•	$5.8 million in common units representing limited partner interests in us.

•	$4.0 million in debt which will be settled in future periods.

We have preliminarily assessed the fair value of net assets acquired at approximately $20.2 million, resulting in neither a gain on the acquisition nor goodwill.

At closing, we also paid $12.5 million to fund shortfalls in the merchandise trusts.

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

At June 30, 2010, the merchandise trust had approximately $41.2 million in short-term investments. This amount functions to mitigate the risk of liquidating impaired assets. In evaluating the sufficiency of this amount as to its effectiveness in mitigating the risk of liquidating impaired assets, we have considered the net inflows and outflows of cash into the trust in recent prior periods. These net inflows and outflows are a function of both sales originations and the corresponding trust deposits and meeting the criteria for releasing funds. Not including amounts related to acquisitions, total net cash inflows into the merchandise trust were approximately $4.0 million during the six months ended June 30, 2010 while there was a net cash outflow of less than $0.1 million during the three months ended June 30, 2010.

Absent a substantial downturn in pre-need sales, we believe that the cash and cash equivalent allocation of merchandise trust assets is sufficient to mitigate the risk of liquidating impaired assets in the near future.

Impact on Our Ability to Meet Our Debt Covenants

Current market conditions have not negatively impacted our ability to meet our significant debt covenants. The Company has amended its covenants due to its acquisition. These covenants specifically relate to a certain measure of profitability (the “Profitability Measure”) and certain coverage and leverage ratios.

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

Disclosure requirements 1, 3 and 4 are applicable for all periods beginning after December 15, 2009. Disclosure requirement 2 is applicable for all periods beginning after December 15, 2010. The Company has adopted disclosure requirements 1,3 and 4 as of January 1, 2010. As this is a disclosure only requirement, there is no impact on our financial position related to this adoption. See Note 16 of this Quarterly Report on Form 10-Q/A.

Additional accounting pronouncements issued during the reporting period include:

In June 2009, the FASB adopted ASC Topic 810, Subtopic 10, Sections 30 and 65 (“ASC 810-10-30/65”), the purpose of which is to amend certain requirements of ASC Topic 810, Subtopic 10, Section 5, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. Amongst other things, ASC 810-10-30/65 requires a change in the determination of which entity’s qualify as variable interest entities (“VIE’s”), changes in an entity that is involved in VIE’s method of determining whether they are the primary beneficiary of such VIE, and changes to disclosures required by all entities involved with VIE. ASC 810-10-30/65 is effective for each reporting period beginning after November 15, 2009. Early adoption was prohibited. We adopted the provisions of ASC 810-10-30/65 effective on January 1, 2010. We have reviewed the requirements of ASC 810-10-30/65 and determined that there are no changes to our current determination of those entities with which it is involved as to their status of being VIE’s nor to its determination of our status with regards to its position as the primary beneficiary of such VIE’s. We have modified certain disclosures with regards to those VIE’s with which we are involved. Such modifications are included in Note 6 of this Quarterly Report on Form 10-Q/A.

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

We account for and analyze the results of operations for each of these segments on a basis of accounting that is different from generally accepted accounting principals in so much that we record revenues and related expenses based upon the value of contracts written rather than upon the delivery of merchandise and services. We reconcile these non-GAAP accounting results of operations to GAAP based amounts at the consolidated level. This reconciliation is included in Note 15 to the financial statements included in this Quarterly Report on Form 10-Q/A.

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

Corporate Segment

Amounts allocated to the Corporate segment include each of the following:

•	Miscellaneous selling, cemetery and general administrative expenses that are not allocable to other operating segments.

•	Various home office and other expenses. These expenses equal the total corporate expenses as shown on the face of the income statement.

•	Certain depreciation and amortization expenses.

•	Gains and losses and purchases and sales of cemetery and funeral home properties.

•	Acquisition related costs.

The table below details expenses incurred by the Corporate segment for the three months ended June 30, 2010 and for the same period last year:

	Three months ended June 30,
	2010	2009	Change ($)	Change (%)
	(In thousand’s)
Selling, cemetery and general and administrative expenses (a)	$302	$210	$92	43.8%
Depreciation and amortization	848	834	14	2.0%
Acquisition related costs	1,666	542	1,124	207.4%

Corporate expenses

Corporate personnel expenses	2,604	2,638	(34)	-1.3%
Other corporate expenses	3,001	2,859	142	5.0%

Total corporate expenses	5,605	5,497	108	2.0%

Gain on acquisition	—	4,583	—	n/a
Increase in value of interest rate swap	1,568	—	1,568	n/a

Total allocated to corporate segment	$(6,853)	$(2,500)	$(4,353)	n/a

(a)	Includes $(56) and $(158) in miscellaneous revenues for the three months ended June 30, 2010 and 2009 respectively.

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

The increase in the fair value of the interest rate swap as discussed in Note 8 to the Financial Statements included in this Quarterly Report on Form 10-Q/A has been allocated to the corporate segment.

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

	Three months ended June 30, 2010			Three months ended June 30, 2009
	(in thousand’s)			(in thousand’s)
	Segment Results (non- GAAP)	Changes in Deferred Revenues and Expenses	GAAP Results	Segment Results (non- GAAP)	Changes in Deferred Revenues and Expenses	GAAP Results	Change in GAAP results ($)	Change in GAAP results (%)
Revenues
Pre-need cemetery revenues	$29,845	$(9,548)	$20,297	$27,050	$(5,969)	$21,081	$(784)	-3.7%
At-need cemetery revenues	18,224	(2,178)	16,046	16,502	(3,099)	13,403	2,643	19.7%
Investment income from trusts	7,656	(3,003)	4,653	5,871	(525)	5,346	(693)	-13.0%
Interest income	1,460	—	1,460	1,528	—	1,528	(68)	-4.5%
Funeral home revenues	5,923	(149)	5,774	5,914	(152)	5,762	12	0.2%
Other cemetery revenues	316	192	508	536	146	682	(174)	-25.5%

Total revenues	63,424	(14,686)	48,737	57,401	(9,599)	47,802	935	2.0%

Costs and expenses
Cost of goods sold	7,501	(2,151)	5,347	7,322	(1,163)	6,159	(812)	-13.2%
Cemetery expense	12,088	(2)	12,086	10,412	—	10,412	1,674	16.1%
Selling expense	12,074	(2,607)	9,467	10,701	(2,083)	8,618	849	9.9%
General and administrative expense	6,161	—	6,161	5,411	—	5,411	750	13.9%
Corporate overhead	5,605		5,605	5,497	—	5,497	108	2.0%
Depreciation and amortization	1,799	—	1,799	1,708	—	1,708	91	5.3%
Funeral home expense	4,648	(10)	4,638	4,734	(23)	4,711	(73)	-1.5%
Acquisition related costs	1,666	—	1,666	542	—	542	1,124	207.4%

Total costs and expenses	51,542	(4,770)	46,773	46,327	(3,269)	43,058	3,715	8.6%

Operating profit	11,882	(9,916)	1,964	11,074	(6,330)	4,744	(2,780)	-58.6%

Gain on acquisition	—	—	—	4,583	—	4,583	(4,583)	n/a
Gain on disposition of funeral home	—	—	—	—	—	—	—	n/a
Increase in value of interest rate swap	1,568	—	1,568	—	—	—	1,568	n/a

Interest expense	5,238	—	5,238	3,202	—	3,202	2,036	63.6%

Income before taxes	8,212	(9,916)	(1,706)	12,455	(6,330)	6,125	(7,831)	n/a

State income taxes	27	—	27	39	—	39	(12)	-30.8%
Federal income taxes	(381)	—	(381)	(136)	—	(136)	(245)	180.1%

Total income taxes	(354)	—	(354)	(97)	—	(97)	(257)	264.9%

Net income (loss)	$8,566	$(9,916)	$(1,352)	$12,552	$(6,330)	$6,222	$(7,574)	n/a

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

Funeral Home Segment

The table below compares the results of operations for our Funeral Home segment for the six months ended June 30, 2010 as compared to the same period last year:

	Six months ended June 30,
	2010	2009	Change ($)	Change (%)
	(In thousand's)
	(non-GAAP)
Total revenues	$11,962	$12,031	$(69)	-0.6%
Total costs and expenses (a)	9,642	9,977	(335)	-3.4%

Operating earnings	$2,320	$2,054	$266	13.0%

(a)	includes depreciation of $561 and $465 for the six months ended June 30, 2010 and 2009 respectively. This amount is included in depreciation and amortization on the income statement.

Revenues

Revenues for the Funeral Home segment were $12.0 million for the six months ended June 30, 2010, a decrease of less than $0.1 million, or 0.6%, as compared to $12.1 million during the same period last year. There were no material changes to any major component of revenue.

Total costs and expenses

Total costs and expenses as shown herein are consist of both funeral home expenses as shown on the income statement and depreciation and amortization allocated to the Funeral Home segment. Total costs and expenses for the Funeral Home segment were $9.6 million for the six months ended June 30, 2010, a decrease of $0.4 million, or 3.4%, compared to $10.0 million during the same period last year. The change was due to a number of small changes that by themselves were not material.

Corporate Segment

Amounts allocated to the Corporate segment include each of the following:

•	Miscellaneous selling, cemetery and general administrative expenses that are not allocable to other operating segments.

•	Various home office and other expenses. These expenses equal the total corporate expenses as shown on the face of the income statement.

•	Certain depreciation and amortization expenses.

•	Gains and losses and purchases and sales of cemetery and funeral home properties.

•	Acquisition related costs.

The table below details expenses incurred by the Corporate segment for the six months ended June 30, 2010 and for the same period last year:

	Six months ended June 30,
	2010	2009	Change ($)	Change (%)
	(In thousand’s)
Selling, cemetery and general and administrative expenses (a)	$396	$352	$44	12.5%
Depreciation and amortization	1,677	1,206	471	39.1%
Acquisition related costs	2,656	2,128	528	24.8%
Corporate expenses
Corporate personnel expenses	5,136	5,262	(126)	-2.4%
Other corporate expenses	5,558	5,601	(43)	-0.8%

Total corporate expenses	10,694	10,863	(169)	-1.6%

Gain on acquisition	23,312	4,583	18,729	n/a
Increase in value of interest rate swap	3,239	—	3,239	n/a

Total allocated to the corporate segment	$11,128	$(9,966)	$21,094	n/a

(a)	Includes $15 and $14 in miscellaneous revenues for the three months ended June 30, 2010 and 2009 respectively.

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

The gain on acquisition discussed in Note 14 to the Financial Statements included in this Quarterly Report on Form 10-Q/A has been allocated to the Corporate segment. The gain relates to the excess of the fair value of net assets acquired over the purchase price.

The increase in the fair value of the interest rate swap as discussed in Note 8 to the Financial Statements included in this Quarterly Report on Form 10-Q/A has been allocated to the corporate segment.

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

	Six months ended June 30, 2010			Six months ended June 30, 2009
	(in thousand’s)			(in thousand’s)
Revenues	Segment Results (non-GAAP)	Changes in Deferred Revenues and Expenses	GAAP Results	Segment Results (non-GAAP)	Changes in Deferred Revenues and Expenses	GAAP Results	Change in GAAP results ($)	Change in GAAP results (%)
Pre-need cemetery revenues	$56,195	$(21,190)	$35,005	$50,054	$(16,760)	$33,294	$1,711	5.1%
At-need cemetery revenues	33,611	(3,598)	30,013	33,320	(2,409)	30,911	(898)	-2.9%
Investment income from trusts	13,996	(5,308)	8,687	11,063	(1,363)	9,700	(1,013)	-10.4%
Interest income	3,011	—	3,011	3,033	—	3,033	(22)	-0.7%
Funeral home revenues	11,962	(311)	11,651	12,251	(220)	12,031	(380)	-3.2%
Other cemetery revenues	705	336	1,041	1,134	297	1,431	(390)	-27.3%

Total revenues	119,480	(30,071)	89,407	110,855	(20,455)	90,400	(993)	-1.1%

Costs and expenses
Cost of goods sold	13,915	(4,132)	9,779	13,962	(3,003)	10,959	(1,180)	-10.8%
Cemetery expense	21,335	(2)	21,333	19,851	—	19,851	1,482	7.5%
Selling expense	22,970	(5,887)	17,083	21,046	(4,602)	16,444	639	3.9%
General and administrative expense	11,759	—	11,759	10,890	—	10,890	869	8.0%
Corporate overhead	10,694		10,694	10,863	—	10,863	(169)	-1.6%
Depreciation and amortization	3,657	—	3,657	3,018	—	3,018	639	21.2%
Funeral home expense	9,081	(15)	9,066	9,546	(34)	9,512	(446)	-4.7%
Acquisition related costs	2,656	—	2,656	2,128	—	2,128	528	24.8%

Total costs and expenses	96,067	(10,036)	86,034	91,304	(7,639)	83,665	2,369	2.8%

Operating profit	23,413	(20,035)	3,373	19,551	(12,816)	6,735	(3,362)	-49.9%

Gain on acquisition	23,312	—	23,312	4,583	—	4,583	18,729	n/a
Gain on disposition of funeral home	—	—	—	475	—	475	(475)	n/a
Increase in value of interest rate swap	3,239	—	3,239	—	—	—	3,239	n/a

Interest expense	10,097	—	10,097	6,371	—	6,371	3,726	58.5%

Income before taxes	39,867	(20,035)	19,827	18,238	(12,816)	5,422	14,405	265.7%

State income taxes	55	—	55	201	—	201	(146)	-72.6%
Federal income taxes	(909)	—	(909)	(136)	—	(136)	(773)	n/a

Total income taxes	(854)	—	(854)	65	—	65	(919)	n/a

Net income	$40,721	$(20,035)	$20,681	$18,173	$(12,816)	$5,357	$15,324	286.1%

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

Note Purchase Agreement

On August 15, 2007, we entered into, along with the General Partner and certain of our subsidiaries, (collectively, the “Note Issuers”) the Amended and Restated Note Purchase Agreement (the “NPA”) with Prudential Investment Management Inc., The Prudential Insurance Company of America, Prudential Retirement Insurance and Annuity Company, certain Affiliates of Prudential Investment Management Inc., iStar Financial Inc., SFT I, Inc., and certain Affiliates of iStar Financial Inc. (collectively, the “Note Purchasers”). Capitalized terms which are not defined in this Quarterly Report on Form 10-Q/A shall have the same meaning assigned to such terms in the NPA, as amended.

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

Nelms Note

In June of 2010, certain of our subsidiaries issued two installment notes in the aggregate notional amount of approximately $1.3 million in connection with the second quarter acquisition discussed in Note 14 of this Quarterly Report filed on Form 10-Q/A. The notes are payable over four years. As the notes do not currently bear interest, we recorded the note net of a discount of approximately $0.2 million. We paid approximately $0.2 million in principal on the note during the three months ended June 30, 2010. At June 30, 2010, the liability related to the note was stated on our balance sheet at approximately $0.9 million.

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

Acquisitions During Six Months Ended June 30, 2010 and 2009

During the six months ended June 30, 2010 and 2009, the Company completed certain acquisitions which are described in Note 14 of this Quarterly Report filed on Form 10-Q/A.

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

The information presented below should be read in conjunction with the notes to our unaudited condensed consolidated financial statements included under Part I “Item 1 – Financial Statements” in this Quarterly Report on Form 10-Q/A.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the material weakness described below. In light of the material weakness described below, the Company performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q/A fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control over Financial Reporting (As Revised)

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

In connection with the filing of this Quarterly Report on Form 10-Q/A management assessed the effectiveness of the Company’s internal control over financial reporting. In making this assessment, management used the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We identified the following material weaknesses in our assessment of the effectiveness of internal control over financial reporting:

•

We did not design and implement adequate controls related to the implementation of a new accounting standard relating to a material class of transactions, specifically in this instance, accounting for final adjustments to provisional amounts recorded in a business combination. Such adjustments should be recognized in the period in which the business combination took place and provisional amounts were recorded. We originally recorded final adjustments in the period in which such final adjustments became known.

This weakness resulted in the restatement of previously issued financial statements and material adjustments that were necessary to present the second quarter 2010 financial statements in accordance with generally accepted accounting principles.

Plan for Remediation

To remediate the aforementioned material weakness, we have implemented a series of controls designed to help ensure that all new accounting pronouncements are sufficiently researched and that our conclusions relative to the effect of such pronouncements on us are communicated to management, the Audit Committee of the Board of Directors of our General Partner (the “Audit Committee”) and our auditors. These controls include the following procedures:

1.	Once it has been determined that a new accounting pronouncement that impacts the company has been adopted, the Director of Financial Reporting will disseminate the relevant authoritative literature to the senior members of the accounting department, including the Vice President of Financial Reporting and Investor Relations and the Chief Financial Officer.
2.	The pronouncement and its impact on the accounting policies and disclosure will be discussed amongst such senior members of the accounting department.
3.	The Director of Financial reporting will prepare an analysis which will include a paragraph by paragraph assessment of the guidance and its potential impact on us and circulate this analysis to senior accounting management, the Audit Committee and the company’s external auditor for discussion and review.
4.	Once consensus has been formed as to the appropriate accounting treatment, the new standard will be adopted and implemented.

The Company’s management believes that the procedures described above, once operating efficiently, will serve to remediate the material weakness identified once implemented and operating effectively.

Changes in Internal Control over Financial Reporting

Except as described above, there have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q/A, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and in other reports filed with the SEC which could materially affect our business, financial condition or future results.

The risks described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and in other reports filed with the SEC are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

This Quarterly Report on Form 10-Q/A contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including the risks faced by us described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

STONEMOR PARTNERS L.P.

	By:	StoneMor GP LLC
its general partner

September 13, 2010	/s/ Lawrence Miller
Lawrence Miller
Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

September 13, 2010	/s/ William R. Shane
William R. Shane
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

10.1*	Amended and Restated Purchase Agreement by and among StoneMor Operating LLC, StoneMor Indiana LLC, StoneMor Indiana Subsidiary LLC, Ohio Cemetery Holdings, Inc., Ansure Mortuaries of Indiana, LLC, Memory Gardens Management Corporation, Forest Lawn Funeral Home Properties, LLC, Gardens of Memory Cemetery LLC, Gill Funeral Home, LLC, Garden View Funeral Home, LLC, Royal Oak Memorial Gardens of Ohio Ltd., Heritage Hills Memory Gardens of Ohio Ltd., Robert E. Nelms and Lynnette Gray, as receiver, dated April 2, 2010 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 5, 2010).

10.2*	Sixth Amendment to Amended and Restated Credit Agreement, dated May 4, 2010, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Operating LLC, the Lenders and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 7, 2010).

10.3*	Sixth Amendment to Amended and Restated Note Purchase Agreement, dated May 4, 2010, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Partners L.P. and the Noteholders (includes the Amended and Restated Form of Series B Note and the Amended and Restated Form of Series C Note as Exhibit A-1 and Exhibit A-2, respectively) (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on May 7, 2010).

10.4*	Amendment No. 1 to Amended and Restated Purchase Agreement by and among StoneMor Operating LLC, StoneMor Indiana LLC, StoneMor Indiana Subsidiary LLC, Ohio Cemetery Holdings, Inc., Ansure Mortuaries of Indiana, LLC, Memory Gardens Management Corporation, Forest Lawn Funeral Home Properties, LLC, Gardens of Memory Cemetery LLC, Gill Funeral Home, LLC, Garden View Funeral Home, LLC, Royal Oak Memorial Gardens of Ohio Ltd., Heritage Hills Memory Gardens of Ohio Ltd., Robert E. Nelms, Robert Nelms, LLC and Lynnette Gray, as receiver, dated June 21, 2010 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on June 25, 2010).

10.5*	Settlement Agreement by and among StoneMor Indiana LLC, StoneMor Operating LLC, StoneMor Partners L.P., Chapel Hill Associates, Inc., Chapel Hill Funeral Home, Inc., Covington Memorial Funeral Home, Inc., Covington Memorial Gardens, Inc., Forest Lawn Memorial Chapel Inc., Forest Lawn Memory Gardens Inc., Fred W. Meyer, Jr. by James R. Meyer as Special Administrator to the Estate of Fred W. Meyer, Jr., James R. Meyer, Thomas E. Meyer, Nancy Cade, and F.T.J. Meyer Associates, LLC dated June 21, 2010 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on June 25, 2010).

10.6*†	StoneMor Partners L.P. Long-Term Incentive Plan, as amended April 19, 2010 (incorporated by reference to Appendix A of Registrant’s Proxy Statement filed on June 4, 2010).

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of William R. Shane, Executive Vice President and Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith)

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of William R. Shane, Executive Vice President and Chief Financial Officer (furnished herewith)

*	Incorporated by reference, as indicated.
†	Management contract, compensatory plan or arrangement.