Form 10-Q
period 2010-09-30
STONEMOR PARTNERS LP
filed 2010-11-09
CIK 1286131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

The number of the registrant’s outstanding common units at November 9, 2010 was 15,566,635.

Index – Form 10-Q

Part I – Financial Information

Item 1.	Financial Statements

StoneMor Partners L.P.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2010	December 31, 2009
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$17,958	$13,479
Accounts receivable, net of allowance	42,917	37,113
Prepaid expenses	3,998	3,531
Other current assets	8,499	4,502

Total current assets	73,372	58,625

Long-term accounts receivable—net of allowance	56,667	48,015
Cemetery property	304,386	239,777
Property and equipment, net of accumulated depreciation	82,577	48,736
Merchandise trusts, restricted, at fair value	293,008	203,829
Perpetual care trusts, restricted, at fair value	241,923	196,276
Deferred financing costs—net of accumulated amortization	10,324	12,020
Deferred selling and obtaining costs	57,537	49,782
Deferred tax assets	508	451
Fair value of interest rate swap	1,961	—
Other assets	5,809	1,864

Total assets	$1,128,072	$859,375

Liabilities and partners’ capital
Current liabilities
Accounts payable and accrued liabilities	$19,628	$26,574
Accrued interest	5,444	1,829
Current portion, long-term debt	846	378

Total current liabilities	25,918	28,781

Other long-term liabilities	5,721	2,912
Fair value of interest rate swap	—	2,681
Long-term debt	206,452	182,821
Deferred cemetery revenues, net	343,855	258,978
Deferred tax liabilities	30,552	4,907
Merchandise liability	105,387	65,883
Perpetual care trust corpus	241,923	196,276

Total liabilities	959,808	743,239

Partners’ capital
General partner	3,000	1,920
General partner incentive distribution rights	5,979	—
Common partner	159,286	114,216

Total partners’ capital	168,264	116,136

Total liabilities and partners’ capital	$1,128,072	$859,375

See Accompanying Notes to the Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statement of Operations

(in thousands)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009 (as restated)	2010	2009 (as restated)

Revenues:
Cemetery
Merchandise	$25,750	$22,728	$68,576	$65,460
Services	11,537	10,187	29,562	28,959
Investment and other	8,336	8,291	25,241	25,156
Funeral home
Merchandise	2,515	2,260	7,377	7,189
Services	3,992	3,121	10,781	10,223

Total revenues	52,130	46,587	141,537	136,987

Costs and Expenses:
Cost of goods sold (exclusive of depreciation shown separately below):
Perpetual care	1,370	1,230	3,727	3,658
Merchandise	5,150	4,486	12,572	13,017
Cemetery expense	13,507	10,599	34,840	30,450
Selling expense	10,298	8,733	27,381	25,177
General and administrative expense	6,327	5,797	18,086	16,687
Corporate overhead (including $190 and $381 in unit-based compensation for the three months ended September 30, 2010 and 2009 and $543 and $1,138 for the nine months ended September 30, 2010 and 2009)	5,368	5,440	16,062	16,303
Depreciation and amortization	2,261	1,700	5,918	4,718
Funeral home expense
Merchandise	967	839	2,833	2,750
Services	2,549	2,193	6,884	6,895
Other	1,509	1,385	4,381	4,284
Acquisition related costs	2,167	(29)	4,823	2,099

Total cost and expenses	51,473	42,373	137,508	126,038

Operating profit	656	4,214	4,029	10,949

Other income and expense
Gain on sale of funeral homes	—	—	—	475
Gain on acquisition	6,656	751	29,968	5,334
Increase in fair value of interest rate swap	1,398	—	4,637	—
Interest expense	5,894	3,898	15,991	10,269

Income before income taxes	2,816	1,067	22,643	6,489

Income tax expense (benefit):
State	(22)	195	33	396
Federal	(1,807)	(1,312)	(2,716)	(1,448)

Total income tax expense (benefit)	(1,829)	(1,117)	(2,683)	(1,052)

Net income (loss)	$4,645	$2,184	$25,326	$7,541

General partner’s interest in net income for the period	$93	$44	$510	$151
General partner’s IDR interest in net income for the period	$—	$—	$6,250	$—

Limited partners’ interest in net income for the period
Common	$4,552	$1,855	$18,565	$6,166
Subordinated	$—	$285	$—	$1,224

Net income per limited partner unit (basic and diluted)	$.33	$.18	$1.36	$.62
Distributions per limited partner unit	$0.555	$0.555	$1.665	$1.665

Weighted average number of limited partners’ units outstanding (basic and diluted)	13,995	11,891	13,649	11,891

See Accompanying Notes to the Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statement of

StoneMor Partners L.P.

Partners’ Capital

(in thousands)

(unaudited)

	Partners’ Capital
	Common Unit Holders	General Partner	Incentive Distribution Rights	Total
Balance, December 31, 2009	$114,216	$1,920	$—	$116,136
Issuance of common units	9,610	—		9,610
Proceeds from public offering	39,503	—	—	39,503
General partner contribution	—	1,030	—	1,030
Net income	18,565	510	6,250	25,326
Cash distribution	(22,608)	(461)	(271)	(23,340)

Balance, September 30, 2010	$159,286	$3,000	$5,979	$168,264

See Accompanying Notes to the Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statement of Cash Flows

(in thousands)

(unaudited)

	For the nine months ended September 30,
	2010	2009 (as restated)
Operating activities:

Net income	$25,326	$7,541
Adjustments to reconcile net income to net cash provided by operating activity:
Cost of lots sold	4,601	4,026
Depreciation and amortization	5,918	4,577
Unit-based compensation	543	1,138
Previously capitalized acquisition costs	—	1,365
Accretion of debt discount	252	—
Previously capitalized financing fees	—	141
Gain on acquisitions	(29,968)	(5,334)
Increase in value of interest rate swap	(4,637)	—
Gain on sale of funeral home	—	(475)
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(11,552)	(6,163)
Allowance for doubtful accounts	2,693	316
Merchandise trust fund	(1,500)	(4,554)
Prepaid expenses	(467)	(736)
Other current assets	(2,041)	(179)
Other assets	273	(387)
Accounts payable and accrued and other liabilities	(224)	(1,402)
Deferred selling and obtaining costs	(7,755)	(6,314)
Deferred cemetery revenue	31,389	24,612
Deferred taxes (net)	(2,883)	(1,445)
Merchandise liability	(537)	(2,004)

Net cash provided by operating activities	9,433	14,723

Investing activities:
Additions to cemetery property	(1,863)	(3,669)
Purchase of subsidiaries, net of common units issued	(38,462)	(4,189)
Divestiture of funeral home	—	475
Additions of property and equipment	(4,139)	(1,535)

Net cash used in investing activities	(44,464)	(8,918)

Financing activities:
Cash distribution	(23,340)	(20,440)
Additional borrowings on long-term debt	63,635	109,082
Repayments of long-term debt	(40,927)	(86,716)
Proceeds from public offering	39,503	—
Cost of financing activities	(391)	(5,430)
Sale of general partner units	1,030	—

Net cash provided by (used in) financing activities	39,510	(3,504)

Net increase (decrease) in cash and cash equivalents	4,479	2,301
Cash and cash equivalents—Beginning of period	13,479	7,068

Cash and cash equivalents—End of period	$17,958	$9,369

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$12,060	$9,835

Cash paid during the period for income taxes	$1,761	$1,737

Non-cash investing and financing activities
Issuance of note payable for acquisition	$1,305	$2,150
Issuance of limited partner units for cemetery acquisition	$5,785	$—

See Accompanying Notes to the Condensed Consolidated Financial Statements.

1.	NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

StoneMor Partners L.P. is a provider of funeral and cemetery products and services in the death care industry in the United States. The words “we,” “us,” “our,” “StoneMor,” the “Partnership,” and the “Company” refer to StoneMor Partners L.P. and its subsidiaries. Through its subsidiaries, StoneMor offers a complete range of funeral merchandise and services, along with cemetery property, merchandise and services, both at the time of need and on a pre-need basis. As of September 30, 2010, StoneMor operates 256 cemeteries. The Company owns 237 of these cemeteries and operates the remaining 19 under long-term agreements. As a result of the agreements and other control arrangements, we consolidate the results of the 19 managed cemeteries in our consolidated financial statements.

As of September 30, 2010, StoneMor owned and operated 63 funeral homes. Twenty six of these funeral homes are located on the grounds of the cemeteries we own.

Basis of Presentation

The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All interim financial data is unaudited. However, in the opinion of management, the interim financial data as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009, respectively, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim period. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for a full year.

Principles of Consolidation

The consolidated financial statements include the accounts of each of the Company's subsidiaries. These statements also include the accounts of the merchandise and perpetual care trusts in which the Company has a variable interest and is the primary beneficiary. The operations of the 19 managed cemeteries that the Company operates under long-term agreements are also consolidated as a result of the agreement and other control provisions. Total revenues derived from the cemeteries under long-term agreements totaled approximately $8.8 million and $24.7 million for the three and nine months ended September 30, 2010, as compared to $7.6 million and $21.6 million during the same periods last year.

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

Depreciation expense was $1.6 million and $3.8 million during the three and nine months ended September 30, 2010 as compared to $1.1 million and $3.2 million during the same periods last year.

Inventories

Inventories, classified as other current assets on the Company’s condensed consolidated balance sheets, include cemetery and funeral home merchandise and are valued at the lower of cost or net realizable value. Cost is determined primarily on a specific identification basis on a first-in, first-out basis. Inventories were approximately $5.2 million and $3.5 million at September 30, 2010 and December 31, 2009, respectively.

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

The allowance for customer cancellations is established based on management’s estimates of expected cancellations and historical experiences and is currently approximately 10% of total contract values. Future cancellation rates may differ from this current estimate. Management will continue to evaluate cancellation rates and will make changes to the estimate should the need arise. Actual cancellations did not vary significantly from the estimates of expected cancellations at September 30, 2010 and December 31, 2009, respectively.

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

Merchandise Trusts

Pursuant to state law, a portion of the proceeds from pre-need sales of merchandise and services is put into trust (the “merchandise trust”) until such time that the Company meets the requirements for releasing trust principal, which is generally delivery of merchandise or performance of services. All investment earnings generated by the assets in the merchandise trusts (including realized gains and losses) are deferred until the associated merchandise is delivered or the services are performed. The fair value of the funds held in merchandise trusts at September 30, 2010 and December 31, 2009 was approximately $293.0 million and $203.9 million, respectively (see Note 5).

Perpetual Care Trusts

Pursuant to state law, a portion of the proceeds from the sale of cemetery property is required to be paid into perpetual care trusts. All principal must remain in this trust into perpetuity while interest and dividends may be released and used to defray cemetery maintenance costs, which are expensed as incurred. Earnings from the perpetual care trusts are recognized in current cemetery revenues. The fair value of funds held in perpetual care trusts at September 30, 2010 and December 31, 2009 was approximately $241.9 million and $196.3 million, respectively (see Note 6).

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

In addition to amounts deferred on new contracts, investment income and unrealized gains on our merchandise trust, deferred cemetery revenues, net, includes deferred revenues from pre-need sales that were entered into by entities prior to the acquisition of those entities by the Company, including entities that were acquired by Cornerstone Family Services, Inc. upon its formation in 1999. The Company provides for a reasonable profit margin for these deferred revenues (deferred margin) to account for the future costs of delivering products and providing services on pre-need contracts that the Company acquired through acquisition. Deferred margin amounts are deferred until the merchandise is delivered or services are performed.

Impairment of Long-Lived Assets

The Company monitors the recoverability of long-lived assets, including cemetery property, property and equipment and other assets, based on estimates using factors such as current market value, future asset utilization, business and regulatory climate and future undiscounted cash flows expected to result from the use of the related assets. The Company’s policy is to evaluate an asset for impairment when events or circumstances indicate that a long-lived asset’s carrying value may not be recovered. An impairment charge is recorded to write-down the asset to its fair value if the sum of future undiscounted cash flows is less than the carrying value of the asset. No impairment charges were recorded during the three or nine months ended September 30, 2010 and 2009.

Other-Than-Temporary Impairment of Trust Assets

The Company determines whether or not the impairment of a fixed maturity debt security is other-than-temporary by evaluating each of the following:

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

Prior to 2010, the Company distributed dividends in excess of earnings. Total earnings were in an amount such that there was no allocation of TPE to the IDR’s. In the three and nine months ended September 30, 2010, TPE exceeds dividends distributed and undistributed earnings are available for allocation to the IDR’s. Additionally, such IDR’s are detachable from the Company’s general partner units. Accordingly, the Condensed Consolidated Statement of Changes in Partners’ Capital reflects three classes of units with amounts allocated to such units in accordance with this standard.

The table below reflects the allocation of earnings for the three and nine months ended September 30, 2010:

For the three months ended September 30, 2010:

	Common Units Holders	General Partner	Incentive Distrbution Rights	Total
		(In thousands)

Dividends declared—tier 1	$6,402	$131	$—	$6,532
Dividends declared—tier 2	692	14	—	706
Dividends declared—tier 3	588	12	92	692

Total	7,682	157	92	7,931

Total earnings				4,645

Undistributed loss—tier 1	(3,130)	(64)	(92)	(3,286)

Total periodic earnings	$4,552	$93	$—	$4,645

The undistributed loss represents the excess of distributions made over net income. This amount is allocated based upon what the allocation of distributions would have been had we distributed an amount equal to net income. In such case, distributions would have been approximately $0.34 per unit, which in turn would have been allocated 98% to common unit holders and 2% to the general partner.

For the nine months ended September 30, 2010:

	Common Units Holders	General Partner	Incentive Distrbution Rights	Total
		(In thousands)

Dividends declared—tier 1	$18,841	$385	$—	$19,226
Dividends declared—tier 2	2,037	41	—	2,078
Dividends declared—tier 3	1,731	35	270	2,036

Total	22,609	461	270	23,340

Total earnings				25,326

Undistributed earnings				1,986

Undistributed loss—tiers 1and 2	(11,968)	(244)	(182)	(12,394)
Undistributed earnings—tier 3	434	10	66	510
Undistributed earnings—tier 4	1,670	45	511	2,226
Undistributed earnings—tier 5	5,822	239	5,585	11,646

Total periodic earnings	$18,565	$510	$6,250	$25,326

The undistributed loss represents the excess of distributions made over net income during the second and third quarter of the year.

Retrospective Adjustment for Third Quarter 2009 Acquisitions

During the third quarter of 2009, the Company made a provisional assessment of the fair value of net assets acquired via an acquisition. The result of this assessment was that there was neither goodwill nor a gain on a bargain purchase related to this transaction. During the fourth quarter of 2009, the Company completed an additional provisional assessment, wherein the fair value of net assets acquired was increased and a gain on a bargain purchase was recorded of approximately $3.9 million.

During the third quarter of 2010, the Company received independent appraisals on the fair value of the cemetery land and property and equipment acquired in this transaction. These appraisals decreased the fair value of total net assets acquired by approximately $3.1 million from the provisional amount recorded at December 31, 2009, resulting in a final gain on a bargain purchase of approximately $0.8 million. There was no impact on cash flows due to this adjustment.

In accordance with Accounting Standards Codification Section 805-10-25-13, the financial statements included in this Quarterly report filed on Form 10 Q have been retrospectively adjusted to reflect the impact of this change. The result of these retrospective adjustments is an increase in net income of approximately $0.8 million for the three and nine months ended September 30, 2009 as reflected in the comparative column in the Condensed Consolidated Statement of operations and a decrease in partners’ capital of approximately $3.1 million at December 31, 2010 as reflected in the comparative column in the Condensed Consolidated Balance Sheet included in this Quarterly Report on Form 10 Q.

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

Updates issued in 2010 that are applicable to the Company include:

In the third quarter of 2010, the FASB issued Update No. 2010-20—Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“Update 2010-20”). Update 2010-20 is a disclosure only update that requires entities to disaggregate their financing receivable portfolio between portfolio segments and classes of financing receivables within each segment. Certain disclosures then must be made at both the portfolio segment and class level.

Update 2010-20 is effective beginning in periods ending after December 15, 2010. The Company will adopt Update 2010-20 beginning in the fourth quarter of 2010. As this is a disclosure only update, the adoption of Update 2010-20 will have no impact on the Company’s financial position, results of operations or cash flows.

In the first quarter of 2010, the FASB issued Update No. 2010-06—Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“Update 2010-06”). Update 2010 -06 requires each of the following new disclosures:

1.	Entities must disclose separately significant transfers into and out of Level 1 and Level 2.

2.	Reconciliations of Level 3 measurements must provide gross information related to purchases, sales, issuances and settlements as opposed to netting such number.

Update 2010-06 provided each of the following amendments to existing disclosures:

3.	Entities must provide fair value measurement for each class of asset and liability. A class is often a subset of a line item asset or liability.

4.	Entities should provide disclosures about the valuation techniques used to measure fair value on Level 2 and Level 3 assets and liabilities in interim periods.

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

In June 2009, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. This statement modifies the GAAP hierarchy by establishing only two levels of GAAP, authoritative and non-authoritative accounting literature. Effective July 2009, the FASB ASC, also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance. The Codification is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation. SFAS 168 applies to financial statements beginning in the third quarter 2009. Accordingly, all accounting references contained herein have been updated to reflect the Codification and all SFAS references have been replaced with ASC references. In those cases when previous GAAP references related to specific paragraphs, we have referred specifically to that paragraph in the ASC reference. Broader references have been referenced to the most detailed level (topic, subtopic or section) applicable.

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

2.	LONG-TERM ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

Long-term accounts receivable, net, consists of the following:

	As of
	September 30, 2010	December 31, 2009
	(in thousands)

Customer receivables	$132,503	$112,995
Unearned finance income	(14,916)	(14,002)
Allowance for contract cancellations	(18,003)	(13,865)

	99,584	85,128
Less: current portion—net of allowance	42,917	37,113

Long-term portion—net of allowance	$56,667	$48,015

Activity in the allowance for contract cancellations is as follows:

	For the nine months ended September 30,
	2010	2009
	(in thousands)

Balance—Beginning of period	$13,865	$13,763
Provision for cancellations	10,164	9,479
Charge-offs—net	(6,026)	(9,164)

Balance—End of period	$18,003	$14,078

3.	CEMETERY PROPERTY

Cemetery property consists of the following:

	As of
	September 30,	December 31,
	2010	2009
	(in thousands)

Developed land	$46,532	$27,922
Undeveloped land	211,545	164,400
Mausoleum crypts and lawn crypts	46,309	47,455

Total	$304,386	$239,777

The significant increases during the nine months ended September 30, 2010 was primarily related to the acquisitions made by the Company discussed in Note 13 of this Quarterly Report filed on Form 10 Q.

4.	PROPERTY AND EQUIPMENT

Major classes of property and equipment follow:

	As of
	September 30,	December 31,
	2010	2009
	(in thousands)

Building and improvements	$81,384	$47,276
Furniture and equipment	33,264	29,721

	114,648	76,997
Less: accumulated depreciation	(32,071)	(28,261)

Property and equipment—net	$82,577	$48,736

The significant increases during the nine months ended September 30, 2010 were primarily related to the acquisitions made by the Company discussed in Note 13 of this Quarterly Report filed on Form 10 Q.

5.	MERCHANDISE TRUST

At September 30, 2010, the Company’s merchandise trust consisted of the following types of assets:

•	Money Market Funds that invest in low risk short term securities;

•	Publicly traded mutual funds that invest in underlying debt securities;

•	Publicly traded mutual funds that invest in underlying equity securities;

•	Equity investments that are currently paying dividends or distributions. These investments include Real Estate Investment Trusts (“REIT’s”); Master Limited Partnerships and global equity securities;

•	Fixed maturity debt securities issued by various corporate entities; and

•	Fixed maturity debt securities issued by U.S. states and local government agencies.

All of these investments are classified as Available for Sale as defined by ASC 320-10-25-1. Accordingly, all of the assets are carried at fair value. All of these investments are considered to be either Level 1 or Level 2 assets as defined by GAAP. At September 30, 2010, approximately 91.7% of these assets were Level 1 investments while approximately 8.3% were Level 2 assets. There were no Level 3 assets.

The merchandise trust is a variable interest entity for which the Company is the primary beneficiary. The assets held in the merchandise trust are required to be used to purchase the merchandise to which they relate. If the value of these assets falls below the cost of purchasing such merchandise, the Company would be required to fund this shortfall.

The cost and market value associated with the assets held in the merchandise trust at September 30, 2010 and December 31, 2009 is as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
As of September 30, 2010	(in thousands)

Short-term investments	$33,932	$—	$—	$33,932
Fixed maturities:
U.S. State and local government agency	23	—	—	23
Corporate debt securities	6,376	30	(102)	6,304
Other debt securities	14,168	2,846	—	17,014

Total fixed maturities	20,567	2,876	(102)	23,341

Mutual funds—debt securities	48,378	1,050	(252)	49,176
Mutual funds—equity securities	121,522	18	(4,578)	116,962

Equity securities	66,272	3,851	(1,449)	68,674
Other invested assets	924	—	—	924

Total	$291,595	$7,794	$(6,381)	$293,008

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
As of December 31, 2009	(in thousands)

Short-term investments	$47,451	$—	$—	$47,451
Fixed maturities:
U.S. State and local government agency	33	—	(10)	23
Corporate debt securities	3,204	90	(48)	3,246
Other debt securities	10,337	448	—	10,785

Total fixed maturities	13,574	538	(58)	14,054

Mutual funds—debt securities	39,545	8	(840)	38,713
Mutual funds—equity securities	93,472	—	(23,034)	70,438

Equity securities	34,818	1,249	(4,304)	31,763
Other invested assets	1,385	26	—	1,411

Total	$230,245	$1,821	$(28,236)	$203,829

The contractual maturities of debt securities as of September 30, 2010 and December 31, 2009 are as follows:

	Less than	1 year through	5 years through	More than
	1 year	5 years	10 years	10 years
As of September 30, 2010	(in thousands)

U.S. State and local government agency	23	—	—	—
Corporate debt securities	—	2,274	3,274	756
Other debt securities	15,653	1,361

Total fixed maturities	$15,676	$3,635	$3,274	$756

	Less than	1 year through	5 years through	More than
	1 year	5 years	10 years	10 years
As of December 31, 2009	(in thousands)

U.S. State and local government agency	23	—	—	—
Corporate debt securities	—	1,408	1,683	155
Other debt securities	10,785	—	—	—

Total fixed maturities	$10,808	$1,408	$1,683	$155

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at September 30, 2010 and December 31, 2009 is presented below:

At September 30, 2010

	Less than 12 months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(in thousands)

Fixed maturities:
Corporate debt securities	3,131	77	308	25	3,439	102
Other debt securities	—	—	—	—	—	—

Total fixed maturities	3,131	77	308	25	3,439	102

Mutual funds—debt securities	11,590	50	2,008	202	13,598	252
Mutual funds—equity securities	—	—	80,425	4,578	80,425	4,578

Equity securities	1,484	131	13,022	1,318	14,506	1,449

Total	$16,205	$258	$95,763	$6,123	$111,968	$6,381

At December 31, 2009

	Less than 12 months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(in thousands)

Fixed maturities:
U.S. Government and federal agency	$—	$—	$—	$—	$—	$—
U.S. State and local government agency	23	10	—	—	23	10
Corporate debt securities	1,554	18	263	30	1,817	48
Other debt securities	—	—	—	—	—	—

Total fixed maturities	1,577	28	263	30	1,840	58

Mutual funds—debt securities	9,456	118	15,086	722	24,542	840
Mutual funds—equity securities	—	—	70,439	23,034	70,439	23,034

Equity securities	2,307	191	25,686	4,113	27,993	4,304

Total	$13,340	$337	$111,474	$27,899	$124,814	$28,236

A reconciliation of the Company’s merchandise trust activities for the nine months ended September 30, 2010 is presented below:

Nine months ended September 30, 2010

Fair Value @ 12/31/2009	Net Contributions (Distributions)	Interest/ Dividends	Capital Gain Distributions	Realized Gain/ Loss	Taxes	Fees	Unrealized Change in Fair Value	Fair Value @ 9/30/2010
(in thousands)

$203,829	$65,594	$6,193	$224	$(8,763)	$(873)	$(1,024)	$27,828	$293,008

The Company made net deposits into the trusts of approximately $65.6 million during the nine months ended September 30, 2010. Purchases and sales of securities available for sale included in trust investments were approximately $404.6 million and $339.0 million, respectively during the nine months ended September 30, 2010.

Other-than-temporary Impairments

In the second quarter of 2009, the Company adopted Section 10-65-1 of ASC 320, which amended the other-than-temporary impairment guidance for debt securities and changed the disclosure requirements for other-than-temporary impairments on both debt and equity securities.

In accordance with ASC 320-10-65-1, the Company assesses whether an impairment is other-than-temporary by performing each of the following:

Fixed Maturity Debt Securities

•	The Company assesses whether it has the intent to sell any impaired debt security or;

•	The Company assesses whether it is more likely than not it will be required to sell the any impaired debt security before its anticipated recovery

If either of these conditions exists, the impairment is considered to be other than temporary.

•

The Company assesses whether or not there is a credit loss on an impaired security. A credit loss is the excess of the amortized cost of the security over the present value of future expected cash flows. If there is a credit loss, the Company recognizes an other-than-temporary impairment in earnings in an amount equal to the credit loss. This amount becomes the new cost basis of the asset and will not be adjusted for subsequent changes in the fair value of the asset.

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

During the three and nine months ended September 30, 2010, the Company determined that there were no other than temporary impairments to the fixed maturity investment portfolio in the Merchandise Trust due to credit losses.

During the three months ended September 30, 2010, the Company determined that there were 17 securities, with an aggregate cost basis of approximately $40.6 million, an aggregate fair value of approximately $27.5 million and a resulting impairment of approximately $13.1 million, wherein such impairment is considered to be other-than-temporary. Accordingly, the Company has adjusted the cost basis of this asset to its current value.

During the nine months ended September 30, 2010, the Company determined that there were 17 securities, with an aggregate cost basis of approximately $40.9 million, an aggregate fair value of approximately $27.6 million and a resulting impairment of approximately $13.3 million, wherein such impairment is considered to be other-than-temporary. Accordingly, the Company has adjusted the cost basis of this asset to its current value and recorded a realized loss on the security. This loss has been deferred and is included on the balance sheet in Deferred cemetery revenues, net. The loss will be recognized in income as we deliver the underlying merchandise to which these securities are related.

6.	PERPETUAL CARE TRUSTS

At September 30, 2010, the Company’s perpetual care trust consisted of the following types of assets:

•	Money Market Funds that invest in low risk short term securities;

•	Publicly traded mutual funds that invest in underlying debt securities;

•	Publicly traded mutual funds that invest in underlying equity securities;

•	Equity investments that are currently paying dividends or distributions. These investments include REIT’s and Master Limited Partnerships;

•	Fixed maturity debt securities issued by various corporate entities; and

•	Fixed maturity debt securities issued by U.S. states and local government agencies.

All of these investments are classified as Available for Sale as defined by ASC 320-10-25-1. Accordingly, all of the assets are carried at fair value. All of these investments are considered to be either Level 1 or Level 2 assets as defined by ASC 820-10-35-(39 through 51H). At September 30, 2010, approximately 86.8% of these assets were Level 1 investments while approximately 13.2% were Level 2 assets. There were no Level 3 assets.

The cost and market value associated with the assets held in perpetual care trusts at September 30, 2010 and December 31, 2009 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
As of September 30, 2010		(in thousands)

Short-term investments	$18,549	$—	$—	$18,549
Fixed maturities:
U.S. State and local government agency	61	81	—	142
Corporate debt securities	20,742	812	(213)	21,341
Other debt securities	10,516	—	(352)	10,164

Total fixed maturities	31,319	893	(565)	31,647

Mutual funds—debt securities	49,493	1,690	(287)	50,896
Mutual funds—equity securities	86,540	3,120	(3,662)	85,998

Equity Securities	47,084	7,800	(53)	54,831
Other invested assets	—	—	—	—

Total	$232,985	$13,503	$(4,567)	$241,923

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market
As of December 31, 2009		(in thousands)

Short-term investments	$46,615	$—	$—	$46,615
Fixed maturities:
U.S. Government and federal agency	4,747	66	(48)	4,765
U.S. State and local government agency	1,497	14	(74)	1,437
Corporate debt securities	13,722	369	(199)	13,892
Other debt securities	4,821	8	—	4,829

Total fixed maturities	24,787	457	(321)	24,923

Mutual funds—debt securities	36,774	24	(465)	36,333
Mutual funds—equity securities	74,831	1	(22,275)	52,557

Equity Securities	33,514	3,385	(1,486)	35,413
Other invested assets	434	2	—	436

Total	$216,954	$3,868	$(24,547)	$196,276

The market value of contractual maturities of debt securities as of September 30, 2010 and December 31, 2009 are as follows:

	Less than 1 year	1 year through 5 years	5 years through 10 years	More than 10 years
As of September 30, 2010		(in thousands)

U.S. Government and federal agency	$—	$—	$—	$—
U.S. State and local government agency	142	—	—	—
Corporate debt securities	—	7,127	12,314	1,900
Other debt securities	9,793	371	—	—

Total fixed maturities	$9,935	$7,498	$12,314	$1,900

	Less than 1 year	1 year through 5 years	5 years through 10 years	More than 10 years
As of December 31, 2009		(in thousands)

U.S. Government and federal agency	$806	$3,230	$438	$291
U.S. State and local government agency	560	296	520	61
Corporate debt securities	—	6,166	7,104	622
Other debt securities	4,829	—	—	—

Total fixed maturities	$6,195	$9,692	$8,062	$974

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at September 30, 2010 and December 31, 2009 held in perpetual care trusts is presented below:

At September 30, 2010

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(in thousands)

Fixed maturities:
Corporate debt securities	4,469	124	1,019	89	5,488	213
Other debt securities	832	352	—	—	832	352

Total fixed maturities	5,301	476	1,019	89	6,320	565

Mutual funds—debt securities	347	30	2,843	257	3,190	287
Mutual funds—equity securities	—	—	44,069	3,662	44,069	3,662

Equity securities	253	3	3,126	50	3,379	53

Total	$5,901	$509	$51,057	$4,058	$56,958	$4,567

At December 31, 2009

	Less than 12 months		12 Months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(in thousands)

Fixed maturities:
U.S. Government and federal agency	$1,708	$42	$188	$6	$1,896	$48
U.S. State and local government agency	655	74	—	—	655	74
Corporate debt securities	6,796	76	1,246	123	8,042	199
Other debt securities	—	—	—	—	—	—

Total fixed maturities	9,159	192	1,434	129	10,593	321

Mutual funds—debt securities	1,969	347	900	118	2,869	465
Mutual funds—equity securities	—	—	47,299	22,275	47,299	22,275

Equity securities	1,317	107	18,397	1,379	19,714	1,486

Total	$12,445	$646	$68,030	$23,901	$80,475	$24,547

A reconciliation of the Company’s perpetual care trust activities for the nine months ended September 30, 2010 is presented below:

Nine months ended September 30, 2010

Fair Value @ 12/31/2009	Net Contributions (Distributions)	Interest/ Dividends	Capital Gain Distributions	Realized Gain/ Loss	Taxes	Fees	Unrealized Change in Fair Value	Fair Value @ 9/30/2010
(in thousands)

$196,276	$24,778	$7,882	$7	$(15,543)	$(279)	$(813)	$29,615	$241,923

The Company made net deposits into the trusts of approximately $24.8 million during the nine months ended September 30, 2010. Purchases and sales of securities available for sale included in trust investments were approximately $248.1 million and $223.3 million, respectively during the nine months ended September 30, 2010.

The Company recorded income from perpetual care trusts of $3.3 million and $10.2 million for the three and nine months ended September 30, 2010 as compared to $2.7 million and $9.4 million during the same periods last year. This income is classified as cemetery revenues in the condensed consolidated statements of operations.

Other-than-temporary Impairments

Refer to Note 5 for a detailed discussion of the Company’s methodology of determining, accounting for and disclosing other than temporary impairments.

During the three and nine months ended September 30, 2010, the Company determined that there were 3 securities, with an aggregate cost basis of approximately $25.6 million, an aggregate fair value of approximately $10.8 million and a resulting impairment of approximately $14.8 million, wherein such impairment is considered to be other-than-temporary. Accordingly, the Company has adjusted the cost basis of this asset to its current value. This adjustment is solely a fair value adjustment between the cost basis and mark to market adjustment made to the assets in the perpetual care trust. It has no impact on the Company’s financial position, results of operations or cash flows as of and for the nine months ended September 30, 2010.

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

The Interest Rate Swaps do not qualify for hedge accounting. Accordingly, the fair value of the Interest Rate Swaps is reported on the Company’s balance sheet and periodic changes in the fair value of the Interest Rate Swaps are recorded in earnings. At September 30, 2010, the Company recorded an asset (the “Fair value of interest rate swaps”) of approximately $2.0 million, which represents the fair value of the Interest Rate Swaps at September 30, 2010. The Company recorded a gain on the fair value of interest rate swaps of approximately $1.4 million and $4.6 million during the three and nine months ended September 30, 2010.

The Interest Rate Swaps do not contain any credit risk contingent features. No collateral is required to be posted by either counterparty.

8.	LONG-TERM DEBT

The Company had the following outstanding debt at:

	September 30, 2010	December 31, 2009
	(in thousands)

Insurance premium financing	$450	$190
Vehicle Financing	1,208	547
Acquisition Credit Facility, due September 2012	15,000	—
Revolving Credit Facility, due September 2012	7,000	—
Note payable—Greenlawn Acquisition	1,400	1,400
Note payable—Nelms acquisition (net of discount)	926	—
10.25% senior notes, due 2017	150,000	150,000
Series B senior secured notes, due 2012	17,500	17,500
Series C senior secured notes, due 2012	17,500	17,500

Total	210,984	187,137
Less current portion	846	378
Less unamortized bond discount	3,686	3,938

Long-term portion	$206,452	$182,821

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

The Indenture requires the Company, the Issuers and/or the Note Guarantors, as applicable, to comply with various covenants including, but not limited to, covenants that, subject to certain exceptions, limit the Company’s and its subsidiaries’ ability to (i) incur additional indebtedness; (ii) make certain dividends, distributions, redemptions or investments; (iii) enter into certain transactions with affiliates; (iv) create, incur, assume or permit to exist certain liens against their assets; (v) make certain sales of their assets; and (vi) engage in certain mergers, consolidations or sales of all or substantially all of their assets. The Indenture also contains various affirmative covenants regarding, among other things, delivery of certain reports filed with the SEC and materials required pursuant to Rule 144A under the Securities Act to holders of the Senior Notes and joinder of future subsidiaries as Note Guarantors under the Indenture. The Company was in compliance with all financial covenants at September 30, 2010.

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

In October of 2010, the Company, along with its attorneys, determined that the Company was not required to file a registration statement, and that such non-filing would not result in any penalty or additional interest.

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

On April 30, 2009, the Company entered into the Second Amendment to Amended and Restated Credit Agreement by and among the Company and certain of the Company’s subsidiaries, the lenders, and Bank of America, N.A., as Administrative Agent (the “Second Amendment to Credit Agreement”), pursuant to which the Company borrowed $63.0 million under the new Acquisition Credit Facility commitments, which, together with the $17.0 million of the existing availability under the Acquisition Credit Facility, were used to repay the Series A Notes. In addition, the Company borrowed $5.4 million under the Revolving Credit Facility, which was used to pay the accrued interest on the Series A Notes, fees to Bank of America, N.A., amendment fees to noteholders under the Second Amendment to NPA described below as well as various other fees and costs incurred in connection with these transactions. In connection with the Second Amendment to Credit Agreement, on April 30, 2009, the Company also entered into the Second Amendment to Amended and Restated Note Purchase Agreement by and among the Company, the General Partner and certain of the Company’s subsidiaries and the noteholders (the “Second Amendment to NPA”).

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

On September 22, 2010, concurrently with the closing of a public offering of common units, the Company entered into the Seventh Amendment to Amended and Restated Note Purchase Agreement (the “Seventh Amendment to NPA”) to, among other things, permit the reinstatement of the Acquisition Credit Facility under the Credit Agreement, as amended, as described below.

The Amended NPA Notes are guaranteed by both the Company and the General Partner. The Amended NPA Notes rank pari passu with all other senior secured debt, including the Revolving Credit Facility and the Acquisition Credit Facility described below. Obligations under the Amended NPA Notes are secured by a first priority lien and security interest covering substantially all of the assets of the Note Issuers, whether then owned or thereafter acquired, other than specified receivable rights and a second priority lien and security interest covering those specified receivable rights of the Note Issuers, whether then owned or thereafter acquired. These assets secure the Amended NPA Notes and the Acquisition Credit Facility described below. The priority of the liens and security interests securing the Amended NPA Notes is pari passu with the liens and security interests securing the Acquisition Credit Facility described below.

The NPA (as amended) contains restrictive covenants that, among other things, prohibit distributions upon defined events of default, restrict investments and sales of assets and require the Company to maintain certain financial covenants, including specified financial ratios. A material decrease in sales could cause the Company to breach certain of its financial covenants, such as the leverage ratio and the interest coverage ratio, under the Company’s NPA, as amended. Any such breach could allow the lenders to accelerate (or create cross-default under) the Company’s debt which would have a material adverse effect on the Company’s business, financial condition or results of operations. The Company was in compliance with all covenants at September 30, 2010.

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

The Credit Agreement initially provided that: (1) the Acquisition Credit Facility would have a maximum principal amount of $40.0 million (with an option to increase such facility by an additional $15.0 million on an uncommitted basis) and the term of 5 years, and (2) the Revolving Credit Facility would have a maximum principal amount of $25.0 million (with an option to increase such facility by up to $10.0 million on an uncommitted basis) and a term of 5 years. Amounts borrowed under the Acquisition Credit Facility and repaid or prepaid may not be reborrowed and amounts borrowed under the Revolving Credit Facility and repaid or prepaid during the term may be reborrowed. In addition, Bank of America agreed to provide to the borrowers swing line loans (“Swing Line Loans”) with a maximum limit of $5.0 million, which is a part of the Revolving Credit Facility. Loans outstanding under the Acquisition Credit Facility and the Revolving Credit Facility bear interest at rates set forth in the Credit Agreement, which have since been amended as described below.

On November 2, 2007, the Company, the General Partner and the Borrowers entered into the First Amendment to Amended and Restated Credit Agreement with certain lenders thereto and Bank of America, to among other things, amend certain negative covenants of the Credit Agreement.

On April 30, 2009, the Company, the General Partner and the Borrowers entered into the Second Amendment to Credit Agreement with the lenders and Bank of America. The Second Amendment to Credit Agreement amended the Credit Agreement to, among other matters, increase (i) the Revolving Credit Facility to a maximum aggregate principal amount of $35.0 million, with the ability to request further increases in a maximum aggregate principal amount of $10.0 million, and (ii) the Acquisition Credit Facility to a maximum aggregate principal amount of $102.85 million, with the ability to request further increases in a maximum aggregate principal amount of $57.0 million, subject to a minimum increase amount of $5.0 million. The maximum aggregate principal amount of the Acquisition Credit Facility was increased to $107.85 million, with the ability to request further increases in a maximum aggregate principal amount of $52.0 million, after giving effect to a $5.0 million increase in the Acquisition Credit Facility implemented through the Lender Joinder to Amended and Restated Credit Agreement, dated June 24, 2009, among the Company, the General Partner, the Borrowers and other parties thereto.

On July 6, 2009, the Company, the General Partner, the Borrowers and Bank of America entered into the Third Amendment to Amended and Restated Credit Agreement to among other things, amend certain covenants of the Credit Agreement.

On November 24, 2009, concurrently with the closing of the Notes Offering and a common unit offering, the Company entered into the Fourth Amendment to Amended and Restated Credit Agreement (the “Fourth Amendment to Credit Agreement”) by and among the Company, its General Partner, the Borrowers, the lenders, and Bank of America, as Administrative Agent for the benefit of the lenders. The Fourth Amendment to Credit Agreement amended the Credit Agreement to, among other matters, (i) amend certain restrictive covenants and other terms set forth in the Credit Agreement to permit the Company to incur the indebtedness evidenced by the Senior Notes, enter into the Indenture and use the net proceeds of the Notes Offering and Units Offering as discussed above; (ii) decrease the Acquisition Credit Facility to a maximum aggregate principal amount of $45.0 million, with the ability to request further increases in a maximum aggregate principal amount of $10.0 million; and (iii) amend the Consolidated Leverage Ratio (as defined in the Credit Agreement, as amended).

On January 15, 2010, the Company entered into the Fifth Amendment to the Amended and Restated Credit Agreement which further amended the Consolidated Leverage Ratio. Loans outstanding under the Acquisition Credit Facility and the Revolving Credit Facility bear interest at a per annum rate based upon a base rate (the “Base Rate”) or a Eurodollar rate (the “Eurodollar Rate”) plus a margin ranging from 2.25% to 3.25% over the Base Rate and 3.25% to 4.25% over the Eurodollar Rate, as selected by the Borrowers. The Base Rate is the highest of (a) the Federal Funds Rate plus 0.5% or (b) the Prime Rate, as defined in the Credit Agreement, as amended. The Eurodollar Rate equals the greater of: (i) the British Bankers Association LIBOR Rate or (ii) if such rate is not available, the rate determined by Bank of America, N.A., as the Administrative Agent, subject to certain conditions. Margin is determined by the ratio of consolidated funded debt to consolidated EBITDA.

On May 4, 2010, the Company entered into the Sixth Amendment to Amended and Restated Credit Agreement (the “Sixth Amendment to Credit Agreement”) to, among other things, provide that the Company and the General Partner shall not permit the Consolidated Leverage Ratio to be greater than:

•	4.15 to 1.0, for the most recently completed four fiscal quarters ending prior to July 1, 2010;

•	4.00 to 1.0, for the most recently completed four fiscal quarters ending between July 1, 2010 and September 30, 2010;

•	3.75 to 1.0, for the most recently completed four fiscal quarters ending between October 1, 2010 and December 31, 2010; or

•	3.65 to 1.0, for the most recently completed four fiscal quarters ending after December 31, 2010.

The Consolidated Leverage Ratio was 3.22 at September 30, 2010.

Under the Credit Agreement, as amended, the interest rate on Base Rate Loans and Eurodollar Rate Loans is calculated based on the Base Rate or Eurodollar Rate, as applicable, plus the Applicable Rate. The Sixth Amendment to Credit Agreement amended the definition of Applicable Rate to provide that, commencing on May 4, 2010 until such time as the Agent shall have received a Compliance Certificate evidencing compliance with all financial covenants for the most recently completed four fiscal quarters of the Company ending on or after December 31, 2010, Pricing Level 3 of the Applicable Rate (the currently applicable pricing level) for (i) Eurodollar Rate Loans and Letter of Credit Fees shall be increased by 25 basis points to 4.50%, and (ii) Base Rate Loans shall be increased by 25 basis points to 3.50%.

The Sixth Amendment to Credit Agreement also amended the definition of Consolidated EBITDA to provide that Consolidated EBITDA shall not be adjusted for any changes resulting from the sale by the credit parties of all of their investments held, as of May 4, 2010, in one of more Merchandise Trusts in the Highland Floating Rate Advantage Fund.

Effective May 21, 2010, the Lenders increased each of the Revolving Credit Facility and the Acquisition Credit Facility by $9.125 million. After giving effect to such increases, the maximum aggregate principal amount available under the Revolving Credit Facility was $44.125 million and the maximum aggregate principal amount available under the Acquisition Credit Facility was $54.125 million.

On September 22, 2010, concurrently with the closing of the common units offering from which the Company used $22.5 million of net proceeds to prepay amounts on the Acquisition Credit Facility and used $14.5 million of net proceeds to pay down amounts on the Revolving Credit Facility, the Company entered into the Seventh Amendment to Amended and Restated Credit Agreement to, among other things, reinstate the amount available on the Acquisition Credit Facility to a total of $55.0 million and reinstate the amount available on the Revolving Credit Facility to $45.0 million.

The Borrowers under the Credit Agreement, as amended, paid fees to Bank of America, as Administrative Agent, and BAS, as Arranger. In addition, the Credit Agreement, as amended, requires the Borrowers to pay an unused commitment fee, which is calculated based on the amount by which the commitments under the Credit Agreement, as amended, exceed the usage of such commitments.

The proceeds of the Acquisition Credit Facility may be used by the Borrowers to finance (i) Permitted Acquisitions and (ii) the purchase and construction of mausoleums. The proceeds of the Revolving Credit Facility and Swing Line Loans may be utilized to finance working capital requirements, Capital Expenditures, as defined in the Credit Agreement, as amended, and for other general corporate purposes.

Borrowings under the Credit Agreement, as amended, rank pari passu with all other senior secured debt of the Borrowers including the senior secured notes discussed above. The Borrowers’ obligations under the Credit Agreement, as amended, are guaranteed by both the Company and its General Partner (collectively, the “Guarantors”).

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

The agreements governing the Revolving Credit Facility and the Acquisition Credit Facility contain restrictive covenants that, among other things, prohibit distributions upon defined events of default, restrict investments and sales of assets and require the Company to maintain certain financial covenants, including specified financial ratios. A material decrease in sales could cause the Company to breach certain of its financial covenants, such as the leverage ratio and the interest coverage ratio, under the Company’s Credit Agreement and NPA, as amended. Any such breach could allow the lenders to accelerate (or create cross-default under) the Company’s debt which would have a material adverse effect on the Company’s business, financial condition or results of operations. As of September 30, 2010, the Company had $78.0 million available under the Credit Agreement, as amended, and the Company was in compliance with all applicable covenants.

Green Lawn Note

In July of 2009, certain of the Company’s subsidiaries, entered into a $1.4 million note purchase agreement in connection with an operating agreement in which the Company became the exclusive operator of Green Lawn Cemetery (the “Green Lawn Note”). The Green Lawn Note bears interest at a rate of 6.5% per year on unpaid principal. The note pays interest only from August 2009 through June 2011. Principal on the note is due in 96 equal installments beginning on July 1, 2011. The Company paid less than $0.1 million on the note during the third quarter of 2010.

Nelms Note

In June of 2010, certain of the Company’s subsidiaries issued two installment notes in the aggregate, notional amount of approximately $1.3 million in connection with the second quarter acquisition discussed in Note 13 to the condensed consolidated financial statements included in the Quarterly Report on Form 10-Q. The notes are payable over four years. The installment notes bear 10.25% interest per annum on the portion of the outstanding balance after the maturity date or while there exists any uncured event of default or the exercise by lender of any remedies following the occurrence and during the continuance of any event of default. In addition, if StoneMor voluntarily files for bankruptcy or is involved in an involuntary bankruptcy proceeding, the entire principal balance of the installment notes will automatically become due and payable. As the notes do not currently bear interest, the Company recorded the note net of a discount of approximately $0.2 million. The Company paid approximately $0.2 million in principal on the note during the three months ended September 30, 2010. At September 30, 2010, the liability related to the note was stated on the Company’s balance sheet at approximately $0.9 million.

In June of 2010, certain of the Company’s subsidiaries also issued four notes in the aggregate principal amount of approximately $5.8 million in connection with the acquisition referenced above. These notes were paid at the closing of the acquisition referenced above by: (i) the issuance by the Company of 293,947 unregistered common units representing limited partnership interests of the Company valued at approximately $5.6 million and (ii) a cash payment of approximately $0.2 million.

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

The provision for income taxes for the three and nine months ended September 30, 2010 and 2009 respectively is based upon the estimated annual effective tax rates expected to be applicable to the Company for 2010 and 2009, respectively.

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

The Company recognizes any interest accrued related to unrecognized tax benefits in interest expense and any penalties in operating expenses. The Company has not recorded any material interest or penalties during the three and nine months ended September 30, 2010 or 2009.

10.	DEFERRED CEMETERY REVENUES – NET

At September 30, 2010 and December 31, 2009, deferred cemetery revenues, net, consisted of the following:

	September 30,	December 31,
	2010	2009
	(in thousands)

Deferred cemetery revenue	$257,273	$222,749
Deferred merchandise trust revenue	26,232	29,142
Deferred merchandise trust unrealized losses	1,413	(27,278)
Deferred pre-acquisition margin	96,146	66,297
Deferred cost of goods sold	(37,208)	(31,931)

Deferred cemetery revenues, net	$343,855	$258,978

Deferred selling and obtaining costs	$57,537	$49,782

Deferred selling and obtaining costs are carried as an asset on the condensed consolidated balance sheet in accordance with ASC 944-30-55-1.

11.	COMMITMENTS AND CONTINGENCIES

Legal

The Company is party to legal proceedings in the ordinary course of its business but does not expect the outcome of any proceedings, individually or in the aggregate, to have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Leases

At September 30, 2010, the Company was committed to operating lease payments for premises, automobiles and office equipment under various operating leases with initial terms ranging from one to five years and options to renew at varying terms. Expenses under operating leases were $0.6 million and $1.6 million for the three and nine months ended September 30, 2010, compared to $0.6 million and $1.6 million during the same period last year.

At September 30, 2010, operating leases will result in future payments in the following approximate amounts:

(in thousands)
2011	1,786
2012	1,552
2013	1,402
2014	864
2015	653
Thereafter	2,516

Total	$8,773

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

Compensation expense recognized related to unit appreciation rights and restricted phantom unit awards for the three and nine months ended September 30, 2010 and 2009 are summarized in the table below:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)

Unit appreciation rights	$121	$12	$364	$37
Restricted phantom units	69	369	179	1,101

Total unit-based compensation expense	$190	$381	$543	$1,138

As of September 30, 2010, there was approximately $1.6 million in non-vested unit appreciation rights outstanding. These unit appreciation rights will be recognized into income over the next three years.

During the second quarter of 2010, the Company issued 180,250 units to executives and key employees as part of its long-term incentive plan.

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

The table below reflects the Company’s preliminary assessment of the fair value of net assets acquired, the purchase price and the resulting gain on a bargain purchase price that was made in the first quarter of the year. No subsequent adjustments were made during the second or third quarter of 2010. The Company expects to adjust these amounts as additional information is received.

As of September 30, 2010
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

Pursuant to the Non-Competition Agreement, the Company is obligated to issue additional Units valued at $0.5 million over the next three years as follows: 9,853 Units, valued at $0.2 million, on each of the first anniversary and second anniversary of the closing of the Acquisition, subject to adjustments as a result of a Unit split, Unit combination or similar events occurring after the closing but prior to each of the first and second anniversaries; and 4,927 Units, valued at $0.1 million, on the third anniversary of the closing of the Acquisition, subject to adjustments as a result of a Unit split, Unit combination or similar events occurring after the closing but prior to the third anniversary of the closing.

The table below reflects the Company’s preliminary assessment of the fair value of net assets received, the purchase price and the resulting gain on a bargain purchase price. These amounts will be retrospectively adjusted as additional information is received.

As of
September 30, 2010
(in thousands)
Assets:

Cemetery land	$23,188
Cemetery and funeral home property	27,842
Accounts receivable (net)	2,191
Merchandise trusts, restricted, at fair value	5,866
Perpetual care trusts, restricted, at fair value	1,663
Other assets	4,225

Total assets	64,975

Liabilities
Deferred margin	12,070
Merchandise liabilities	14,929
Other liabilities	16,130
Perpetual care trust corpus	1,663

Total liabilities	44,792

Fair value of net assets acquired	20,183

Paid at closing—purchase price	10,417
Paid at closing—units	5,785
Paid at closing—liabilities incurred	3,981

Total purchase price	20,183

Paid at closing—trust underfunding	12,530

Total paid at closing	$32,713

Third Quarter 2010 Acquisitions

During the third quarter of 2010, certain subsidiaries of the Company entered into a long-term operating agreement (the “Operating Agreement”) with the Archdiocese of Detroit (the “Archdiocese”) wherein the Company will become the exclusive operator of certain cemeteries owned by the Archdiocese.

Key terms and conditions of the operating agreement include, but are not limited to, the following:

1.	There was no consideration paid by either party to effect the execution of the Operating Agreement.

2.	The Archdiocese will pay the Company a management fee in the amounts of $0.5 million, $0.4 million and $0.3 million during the first three years of the agreement. No monies will be transferred during Year 4. The Company will pay the Archdiocese a fee in an amount equal to 5% of revenues beginning in Year 5. Total amounts paid are capped at $0.3 million, $0.4 million and $0.5 million during years five through seven consecutively.

3.	The operating agreement is for a term of 40 years (subject to certain termination rights).

4.	The Company shall acquire the exclusive rights to all of the property and assets of each cemetery, including but not limited to, the use of all land for interment purposes; the sum of accounts receivable and merchandise trust funds in force for existing pre-need contracts.

The Company has concluded that the cemeteries qualify as variable interest entities (“VIE”s) for which the Company is the primary beneficiary. Accordingly, the Company has treated the transaction as if it were an acquisition. The Company has further concluded that because there was no consideration paid to effect such acquisition and the fair value of the net assets acquired will be recorded as a gain on a bargain purchase.

At September 30, 2010, the Company had made a provisional assessment of the fair value of net assets acquired for this transaction. The Company will retrospectively adjust this provisional assessment as final amounts become available. Amongst other estimates, the Company is evaluating whether any contingent consideration needs to be considered in determining the final purchase price.

The table below details the provisional assessment of net assets acquired and the resultant gain on a bargain purchase recorded during the third quarter of 2010:

As of
September 30, 2010
(in thousands)
Assets:

Accounts receivable (net)	$110
Cemetery land	10,107
Perpetual care trusts, restricted, at fair value	3,493

Total assets	13,710

Liabilities

Deferred tax liabilities	3,831
Perpetual care trust corpus	3,493

Total liabilities	7,324

Fair value of net assets acquired	6,386

Consideration paid	—

Gain on bargain purchase	$6,386

The results of operations related to this acquisition have been consolidated into the Company’s financial statements since acquisition and are immaterial to the financial statements taken as a whole.

Also during the third quarter of 2010, the Company purchased a single cemetery for $1.5 million, which included the payoff of an existing mortgage of $0.3 million. At September 30, 2010, the Company had made a provisional assessment of the fair value of net assets acquired for this transaction. The Company will retrospectively adjust this provisional assessment as final amounts become available.

The table below details the provisional assessment of net assets acquired and the resultant gain on a bargain purchase recorded during the third quarter of 2010:

As of September 30, 2010
(in thousands)
Assets:

Accounts receivable (net)	$1,003
Cemetery land	1,020
Merchandise trusts, restricted, at fair value	3,080
Perpetual care trusts, restricted, at fair value	1,089

Total assets	6,192

Liabilities

Deferred margin	1,369
Merchandise liabilities	1,693
Deferred tax liabilities	272
Perpetual care trust corpus	1,089

Total liabilities	4,423

Fair value of net assets acquired	1,769

Consideration paid	1,500

Gain on bargain purchase	$269

The results of operations related to this acquisition have been consolidated into the Company’s financial statements since acquisition and are immaterial to the financial statements taken as a whole.

Pro-forma information

The following unaudited pro forma information presents a summary of results of operations of the Company and the acquired cemeteries if 2010 acquisitions had occurred on January 1, 2009:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
	(In thousands)		(In thousands)
Revenues	$52,130	$49,690	$147,112	$146,297
Net income	4,645	2,068	24,976	7,193
Net income per limited partner unit (basic and diluted)	0.33	0.17	1.33	0.59

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

In the second quarter of this year, the Company made final changes to the fair value of the net assets acquired due to this transaction. These changes resulted in a gain recorded on this transaction of approximately $4.6 million. In accordance with ASC 805, we have revised the comparative prior period information included in this report filed on Form 10-Q to retrospectively reflect these final changes.

The table below denotes the changes made to the recognition of the fair value of the net assets acquired due to this transaction in the second quarter of 2010 as compared to what was recorded at June 30, 2009.

	Amount Originally Recorded	Revised Amount	Change
	(in thousands)
Assets

Cemetery land	$5,072	$8,720	$3,648
Cemetery building	—	629	629
Accounts receivable	591	270	(321)
Merchandise trust assets	1,380	1,385	5
PC Trust assets	3,367	3,428	61
Cemetery inventory	252	247	(5)

			—

Total assets	10,662	14,679	4,017

Liabilities

Merchandise liabilities	1,332	1,635	303
Other liabilities	—	46	46
Deferred margin	1,563	1,322	(241)
Deferred tax liabilities	—	198	198
Perpetual care trust corpus	3,367	3,428	61

Total liabilities	6,262	6,629	367

Net assets acquired	$4,400	$8,050	$3,650

Summary of purchase price

Cash paid	$2,700	$2,700	$—
Notes payable (par)	1,700	1,858
Notes payable (discount)	—	(943)
Note receivable (par)	—	(170)	(170)
Note receivable (discount)	—	22	—

Total purchase price	4,400	3,467	—

Excess of net assets over purchase price	$—	$4,583	$4,583

Third Quarter 2009 Acquisitions

In the third quarter of 2009, the Company, through certain of its subsidiaries, entered into a long-term operating agreement wherein the Company became exclusive operator of the underlying cemetery land. This cemetery qualifies as a VIE for which the Company is the primary beneficiary. As such, the Company has consolidated this cemetery into the financial statements.

At September 30, 2009, the Company had made a provisional assessment of the fair value of net assets acquired and consideration paid. This assessment resulted in neither the recognition of goodwill nor a gain from a bargain purchase. During the third quarter of this year, the Company made final changes to the fair value of the net assets acquired due to this transaction. These changes resulted in an increase to such fair value and a resultant gain on the transaction of approximately $0.8 million. In accordance with ASC 805, the Company has revised the comparative prior period information included in this report filed on Form 10-Q to retrospectively reflect these final changes.

The table below denotes the changes made to the recognition of the fair value of the net assets acquired due to this transaction in the third quarter of 2010 as compared to what was recorded at September 30, 2009.

	Amount Originally Recorded	Revised Amount	Change
	(in thousands)
Assets

Cemetery land	$1,840	$3,100	$1,260
Property, plant and equipment	166	471	305
Accounts receivable	304	109	(195)
Merchandise trust assets	1,748	322	(1,426)
Other assets	—	750	750
PC Trust assets	1,483	2,911	1,428

Total assets	5,541	7,663	2,122

Liabilities

Merchandise liabilities	244	231	(13)
Deferred margin	264	187	(77)
Deferred tax liabilities	—	33	33
Perpetual care trust corpus	1,483	2,911	1,428

Total liabilities	1,991	3,362	1,371

Net assets acquired	$3,550	$4,301	$751

Summary of purchase price

Cash paid	$1,400	$1,400	$—
Notes payable	1,400	1,400	—
Other liabilities	750	750	—

Total purchase price	3,550	3,550	—

Excess of net assets over purchase price (gain on bargain purchase)	$—	$751	$751

14.	SEGMENT INFORMATION

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

Segment information as of and for the three and nine months ended September 30, 2010 and 2009 is as follows:

As of and for the three months ended September 30, 2010

	Cemeteries			Funeral
	Southeast	Northeast	West	Homes	Corporate	Adjustment	Total
	(in thousands)
Revenues
Sales	$18,807	$8,474	$10,232	$—	$—	$(8,166)	$29,347
Service and other	7,610	6,153	6,898	—		(4,385)	16,276
Funeral home	—	—	—	6,688	—	(181)	6,507

Total revenues	26,417	14,627	17,130	6,688	—	(12,732)	52,130

Costs and expenses
Cost of sales	4,012	1,988	1,809	—	—	(1,289)	6,520
Cemetery	5,354	3,483	4,671	—	—		13,507
Selling	5,968	2,690	3,112	—	171	(1,643)	10,298
General and administrative	3,004	1,502	1,812	—	9		6,327
Funeral home	—	—	—	5,029	—	(6)	5,025
Depreciation and amortization	417	191	358	471	822		2,261
Corporate	—	—	—	—	5,368		5,368
Acquisition related costs	—	—	—	—	2,167		2,167

Total costs and expenses	18,756	9,854	11,762	5,500	8,537	(2,938)	51,473

Operating earnings	7,661	4,773	5,368	1,188	(8,537)	(9,794)	656

Gain on acquisition	—	—	—	—	6,656	—	6,656
Increase in value of interest rate swap	—	—	—	—	1,398	—	1,398
Interest expense	2,179	891	1,982	826	16	—	5,894

Earnings (losses) before taxes	$5,482	$3,882	$3,386	$362	$(499)	$(9,794)	$2,816

Supplemental information

Total assets	$413,604	$276,381	$352,745	$54,110	$31,232	$—	$1,128,072

Amortization of cemetery property	$802	$544	$226	$—	$—	$(103)	$1,469

Long lived asset additions	$389	$1,059	$10,688	$202	$31	$—	$12,369

As of and for the nine months ended September 30, 2010

	Cemeteries			Funeral
	Southeast	Northeast	West	Homes	Corporate	Adjustment	Total
	(in thousands)
Revenues
Sales	$58,231	$25,250	$26,469	$—	$—	$(33,613)	$76,337
Service and other	19,038	16,424	13,223	—	—	(1,645)	47,040
Funeral home	—	—	—	18,650	—	(492)	18,158

Total revenues	77,269	41,674	39,692	18,650	—	(35,750)	141,537

Costs and expenses
Cost of sales	12,079	5,298	4,337	—	6	(5,421)	16,299
Cemetery	15,058	9,822	9,963	—	—	(2)	34,840
Selling	18,490	8,087	7,843	—	491	(7,529)	27,381
General and administrative	8,910	4,473	4,690	—	13	—	18,086
Funeral home	—	—	—	14,120	—	(22)	14,098
Depreciation and amortization	1,183	571	631	1,032	2,501	—	5,918
Corporate	—	—	—	—	16,062	—	16,062
Acquisition related costs	—	—	—	—	4,823	—	4,823

Total costs and expenses	55,720	28,251	27,464	15,152	23,896	(12,974)	137,508

Operating earnings	21,549	13,423	12,228	3,498	(23,896)	(22,776)	4,029

Gain on acquisition	—	—	—	—	29,968		29,968
Increase in value of interest rate swap	—	—	—	—	4,637		4,637
Interest expense	6,791	2,764	4,300	2,119	17	—	15,991

Earnings (losses) before taxes	$14,758	$10,659	$7,928	$1,379	$10,692	$(22,776)	$22,643

Supplemental information

Total assets	$413,604	$276,381	$352,745	$54,110	$31,232	$—	$1,128,072

Amortization of cemetery property	$2,468	$1,615	$519	$—	$—	$(506)	$4,096

Long lived asset additions	$5,488	$1,323	$77,682	$18,899	$215	$—	$103,607

As of and for the three months ended September 30, 2009

	Cemeteries			Funeral
	Southeast	Northeast	West	Homes	Corporate	Adjustment	Total
	(in thousands)
Revenues
Sales	$18,452	$8,442	$6,679	$—	$—	$(6,879)	$26,696
Service and other	7,205	4,890	3,296	—	—	(882)	14,509
Funeral home	—	—	—	5,547	—	(166)	5,381

Total revenues	25,657	13,332	9,975	5,547	—	(7,927)	46,587

Costs and expenses
Cost of sales	3,960	1,802	1,052	—	—	(1,098)	5,716
Cemetery	4,886	3,238	2,472	—	—	—	10,599
Selling	5,584	2,528	1,777	—	282	(1,440)	8,731
General and administrative	3,138	1,452	1,159	—	50	—	5,799
Funeral home	—	—	—	4,441	—	(24)	4,417
Depreciation and amortization	379	192	111	312	705	—	1,699
Corporate	—	—	—	—	5,440	—	5,440
Acquisition related costs	—	—	—	—	(29)	—	(29)

Total costs and expenses	17,947	9,212	6,571	4,753	6,448	(2,562)	42,373

Operating earnings	7,710	4,120	3,404	794	(6,448)	(5,365)	4,214

Gain on acquisition	—	—	—	—	751	—	751
Interest expense	1,837	665	818	569	9	—	3,898

Earnings (losses) before taxes	$5,873	$3,455	$2,586	$225	$(5,706)	$(5,365)	$1,067

Supplemental information

Total assets	$368,780	$257,071	$156,855	$34,736	$19,365	$—	$836,807

Amortization of cemetery property	$814	$616	$99	$—	$—	$(115)	$1,414

Long lived asset additions	$3,887	$250	$93	$16	$59	$—	$4,305

As of and for the nine months ended September 30, 2009:

	Cemeteries			Funeral
	Southeast	Northeast	West	Homes	Corporate	Adjustment	Total
	(in thousands)
Revenues
Sales	$54,541	$25,613	$21,173	$—	$—	$(26,024)	$75,303
Service and other	20,298	16,255	9,731	—	—	(2,012)	44,272
Funeral home	—	—	—	17,799	—	(387)	17,412

Total revenues	74,839	41,868	30,904	17,799	—	(28,423)	136,987

Costs and expenses
Cost of sales	11,876	5,419	3,478	—	3	(4,102)	16,675
Cemetery	13,584	9,590	7,263	—	13	—	30,450
Selling	16,626	8,001	5,939	—	652	(6,042)	25,177
General and administrative	8,601	4,555	3,500	—	30	—	16,687
Funeral home	—	—	—	13,987	—	(58)	13,929
Depreciation and amortization	1,075	635	321	776	1,911	—	4,718
Acquisition related costs	—	—	—	—	2,099	—	2,099
Corporate	—	—	—	—	16,303	—	16,303

Total costs and expenses	51,762	28,200	20,501	14,763	21,011	(10,202)	126,038

Operating earnings	23,077	13,668	10,403	3,036	(21,011)	(18,221)	10,949

Gain on sale of funeral home	—	—	—	—	475	—	475
Gain on acquisition	—	—	—	—	5,334	—	5,334
Interest expense	4,653	1,871	2,196	1,521	27	—	10,269

Earnings (losses) before taxes	$18,423	$11,797	$8,207	$1,515	$(15,229)	$(18,221)	$6,489

Supplemental information

Total assets	$368,780	$257,071	$156,855	$34,736	$19,365	$—	$836,807

Amortization of cemetery property	$2,471	$1,699	$502	$—	$—	$(43)	$4,629

Long lived asset additions	$12,388	$767	$388	$549	$219	$—	$14,311

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

The following table allocates the Company’s financial instruments measured at fair value as of September 30, 2010. There were no Level 3 measurements at September 30, 2010.

Merchandise Trust

Description	Level 1	Level 2	Total
	(in thousands)
Assets

Short-term investments	$33,932	$—	$33,932

Fixed maturities:
U.S. state and local government agency	—	23	23
Corporate debt securities	—	6,304	6,304
Other debt securities	—	17,014	17,014

Total fixed maturity investments	—	23,341	23,341

Mutual funds—debt securities	49,152	24	49,176
Mutual funds—equity securities—real estate sector	13,329	—	13,329
Mutual funds—equity securities—energy sector	27,133	—	27,133
Mutual funds—equity securities—MLP’s	15,689	—	15,689
Mutual funds—equity securities—other	60,811	—	60,811

Equity securities
Preferred REIT’s	15,904	—	15,904
Master limited partnerships	33,231	—	33,231
Global equity securities	19,539	—	19,539
Other invested assets	—	924	924

Total	$268,720	$24,289	$293,008

Perpetual Care Trust

Description	Level 1	Level 2	Total
	(in thousands)
Assets

Short-term investments	$18,549	$—	$18,549

Fixed maturities:
U.S. state and local government agency	—	142	142
Corporate debt securities	—	21,341	21,341
Other debt securities	—	10,164	10,164

Total fixed maturity investments	—	31,647	31,647

Mutual funds—debt securities	50,609	287	50,896
Mutual funds—equity securities—real estate sector	11,411	—	11,411
Mutual funds—equity securities—energy sector	30,948	—	30,948
Mutual funds—equity securities—MLP’s	1,661	—	1,661
Mutual funds—equity securities—other	41,978	—	41,978

Equity securities
Preferred REIT’s	30,986	—	30,986
Master limited partnerships	23,845	—	23,845
Global equity securities	—	—	—
Other invested assets	—	—	—

Total	$209,989	$31,934	$241,923

Interest Rate Swaps	$—	$1,961	$1,961

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

When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth in our Current Report on Form 8-K filed on September 14, 2010 that recasted our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, this Quarterly Report on Form 10-Q and our other reports filed with the SEC. We assume no obligation to update or revise any forward-looking statements made herein or any other forward-looking statements made by us, whether as a result of new information, future events or otherwise.

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

Cornerstone had been founded in 1999 by members of our management team and a private equity investment firm, which we refer to as McCown De Leeuw, in order to acquire a group of 123 cemetery properties and 4 funeral homes. Since that time, we have acquired 129 additional cemeteries and 59 funeral homes, entered into six long term cemetery operating agreements, built two funeral homes, exited from one long term cemetery operating agreement and sold one cemetery and two funeral homes.

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

On November 24, 2009, we completed an additional follow on public offering of 1,275,000 common units at a price of $17.00 per unit representing a 9.5% interest in us. On December 7, 2009, we sold an additional 191,250 common units in connection with the exercise of the underwriter’s over-allotment option. In conjunction with this offering, our general partner contributed $0.51 million to maintain its 2% general partner interest. Total gross proceeds from these transactions were $25.4 million, before offering costs and underwriting discounts. Net proceeds, after deducting underwriting discounts and offering expenses were $24.2 million.

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

On September 22, 2010, we completed an additional follow on public offering of 1,725,000 common units, including an option to purchase up to 225,000 common units to cover over-allotments which was exercised in full by the underwriters, at a price of $24.00 per unit, representing a 10.9% interest in us. Total gross proceeds from these transactions were $41.4 million, before offering costs and underwriting discounts. Net proceeds of the offering, including the related capital contribution of our General Partner, after deducting underwriting discounts and offering expenses, were $39.6 million.

Overview

Cemetery Operations

We are the second largest owner and operator of cemeteries in the United States. As of September 30, 2010, we operated 256 cemeteries. We own 237 of these cemeteries and operate the remaining 19 under long-term agreements. As a result of the agreements and other control arrangements, we consolidate the results of the 19managed cemeteries in our condensed consolidated financial statements.

We sell cemetery products and services both at the time of death, which we refer to as at-need, and prior to the time of death, which we refer to as pre-need. Revenues from cemetery operations accounted for approximately 87.5% and 87.2% of our revenues during the three and nine months ended September 30, 2010 as compared to 88.4% and 87.3% during the same periods last year.

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

Direct costs associated with pre-need sales of cemetery merchandise and services, such as sales commissions and cost of goods sold, are reflected in the balance sheet in deferred selling and obtaining costs and deferred cemetery revenues, net, and are expensed as the merchandise is delivered or the services are performed. Indirect costs, such as marketing and advertising costs, are expensed in the period in which they are incurred.

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

Funeral Home Operations

As of September 30, 2010, we owned and operated 63 funeral homes. Twenty six of our 63 funeral homes are located on the grounds of cemeteries that we own.

We derive revenues at our funeral homes from the sale of funeral home merchandise, including caskets and related funeral merchandise, and services, including removal and preparation of remains, the use of our facilities for visitation, worship and performance of funeral services and transportation services. We sell these services and merchandise primarily at the time of need utilizing salaried licensed funeral directors. Funeral home revenues accounted for approximately 12.5% and 12.8% of our revenues during the three and nine months ended September 30, 2010, respectively as compared to 11.6% and 12.7% during the same periods last year.

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

2010 Developments

Common Unit Offering

On September 22, 2010, we completed an offering of 1,725,000 common units, including an option to purchase up to 225,000 common units to cover over-allotments which was exercised in full by the underwriters, representing a10.9% limited interest in us. Net proceeds of the offering, including the related capital contribution of our General Partner, after offering costs and an underwriter’s discount, were approximately $39.6 million, all of which was used to repay certain loans under the Credit Agreement, as amended. Concurrently with this offering, we amended our Credit Agreement so that the principal amount of the acquisition credit facility was reinstated and certain lenders’ commitments were increased, resulting in an acquisition credit facility of $55.0 million and a revolving credit facility of $45.0 million.

The offering and the concurrent reinstatement of amounts available on our credit lines both strengthens our capital position and allows us to continue to evaluate potential acquisition opportunities. Our ratio of partners’ capital to debt outstanding improved to 0.80 at September 30, 2010 from 0.63 at December 31, 2009. Amounts available on our credit facilities were $78.0 million at September 30, 2010 as compared to $80.0 million at December 31, 2009.

Acquisitions

We completed three acquisitions during the nine months ended September 30, 2010 and entered into a long-term operating agreement which is treated as an acquisition for accounting purposes.

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

The second acquisition took place in the second quarter of the year and consisted of eight cemeteries and five funeral homes. We paid a total of $32.7 million at closing, the components of which were:

•	$10.4 million in cash related in purchase price.

•	$12.5 million in cash to lend monies to the merchandise and perpetual care trusts of these properties to fund their current underfunded status.

•	$5.8 million in common units representing limited partner interests in us.

•	$4.0 million in debt which will be settled in future periods.

We have preliminarily assessed the fair value of net assets acquired at approximately $20.2 million, resulting in neither a gain on the acquisition nor goodwill.

The third acquisition took place in the third quarter of the year and consisted of a single cemetery. We paid $1.5 million for this cemetery and have preliminarily assessed the fair value of net assets acquired at approximately $1.8 million, resulting in a gain on acquisition of $0.3 million.

The long-term operating agreement (subject to certain termination rights) was entered into the third quarter of 2010. Under the terms of this agreement, we became the exclusive operator of three cemeteries owned by the Archdiocese of Detroit. Key terms and conditions of the operating agreement include, but are not limited to, the following:

Key terms and conditions of the operating agreement include the following:

•	There was no consideration paid by either party to effect the execution of the agreement.

•

The Archdiocese will pay us a management fee in the amounts of $0.5 million, $0.4 million and $0.3 million during the first three years of the agreement. No monies will be transferred during Year 4. We will pay the Archdiocese a fee in an amount equal to 5% of revenues beginning in Year 5. Total amounts paid are capped at $0.3 million, $0.4 million and $0.5 million during years five through seven consecutively.

•	The operating agreement is for a term of 40 years (subject to certain termination rights).

We have preliminarily assessed the fair value of net assets acquired at approximately $6.4 million, all of which is reflected as a gain on acquisition.

Change in Market Value of Trust Assets

In the third quarter of 2010, we took an impairment charge of approximately $13.1 million due to other-than-temporary impairments of assets in our merchandise trust. This charge is deferred until such time that we deliver the merchandise or perform the services for which the trust assets are set aside. The impairment charge reduced the cost basis of the assets to their fair value.

Post write-down, the fair value of merchandise trust assets was 100.5% of their cost basis. Prior to the write-down, the ratio was 95.0%. Both of these ratios are significant improvements over the 88.5% ratio at December 31, 2009.

Impact on Our Ability to Meet Our Debt Covenants

Current market conditions have not negatively impacted our ability to meet our significant debt covenants. These covenants specifically relate to a certain measure of profitability (the “Profitability Measure”) and certain coverage and leverage ratios.

The Profitability Measure is primarily related to the current period value of contracts written, investment income from the merchandise and perpetual care trust and current expenses incurred. The revenue recognition rules that we must follow for GAAP purposes is not considered. We have not seen any material decline in the value of contracts written due to current economic conditions. The value of cemetery contracts written increased by $6.0 million and $12.5 million during the three and nine months ended September 30, 2010.

The coverage ratio relates to the excess of the Profitability Measure less distributions made to partners over fixed charges. This ratio will be prospectively improved as fixed charges will be reduced due to the pay down of debt from proceeds from our third quarter public offering of common units. We do not believe we are currently in danger of defaulting on this debt covenant.

The leverage ratio relates to the ratio of consolidated debt to the Profitability Measure. This measure was significantly improved due to the pay down of debt from proceeds from our third quarter public offering of common units. Our leverage ratio is 3.22 at September 30, 2010 as opposed to a maximum allowed ratio of 4.00. We do not believe we are currently in danger of defaulting on this debt covenant.

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

Cash and Cash Equivalents

We consider all highly liquid investments purchased with a maturity of three months or less from the time they are acquired to be cash equivalents.

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

Depreciation expense was $1.6 million and $3.8 million during the three and nine months ended September 30, 2010 as compared to $1.1 million and $3.2 million during the same periods last year.

Inventories

Inventories, classified as other current assets on our condensed consolidated balance sheets, include cemetery and funeral home merchandise and are valued at the lower of cost or net realizable value. Cost is determined primarily on a specific identification basis on a first-in, first-out basis. Inventories were approximately $5.2 million and $3.5 million at September 30, 2010 and December 31, 2009, respectively.

Sales of Cemetery Merchandise and Services

We sells our merchandise and services on both a pre-need and at-need basis. Sales of at-need cemetery services and merchandise are recognized as revenue when the service is performed or merchandise is delivered.

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

The allowance for customer cancellations is established based on management’s estimates of expected cancellations and historical experiences and is currently approximately 10% of total contract values. Future cancellation rates may differ from this current estimate. Management will continue to evaluate cancellation rates and will make changes to the estimate should the need arise. Actual cancellations did not vary significantly from the estimates of expected cancellations at September 30, 2010 and December 31, 2009, respectively.

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

We record a merchandise liability equal to the estimated cost to provide services and purchase merchandise for all outstanding and unfulfilled pre-need contracts. The merchandise liability is established and recorded at the time of the sale but is not recognized as an expense until such time that the associated revenue for the underlying contract is also recognized. The merchandise liability is established based on actual costs incurred or an estimate of future costs, which may include a provision for inflation. The merchandise liability is reduced when services are performed or when payment for merchandise is made by us and title is transferred to the customer.

Merchandise Trusts

Pursuant to state law, a portion of the proceeds from pre-need sales of merchandise and services is put into trust (the “merchandise trust”) until such time that we meet the requirements for releasing trust principal, which is generally delivery of merchandise or performance of services. All investment earnings generated by the assets in the merchandise trusts (including realized gains and losses) are deferred until the associated merchandise is delivered or the services are performed. The fair value of the funds held in merchandise trusts at September 30, 2010 and December 31, 2009 was approximately $293.0 million and $203.9 million, respectively (see Note 5).

Perpetual Care Trusts

Pursuant to state law, a portion of the proceeds from the sale of cemetery property is required to be paid into perpetual care trusts. All principal must remain in this trust into perpetuity while interest and dividends may be released and used to defray cemetery maintenance costs, which are expensed as incurred. Earnings from the perpetual care trusts are recognized in current cemetery revenues. The fair value of funds held in perpetual care trusts at September 30, 2010 and December 31, 2009 was approximately $241.9 million and $196.3 million, respectively (see Note 6).

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

In addition to amounts deferred on new contracts, investment income and unrealized gains on our merchandise trust, deferred cemetery revenues, net, includes deferred revenues from pre-need sales that were entered into by entities prior to the acquisition of those entities by us, including entities that were acquired by Cornerstone Family Services, Inc. upon its formation in 1999. We provide for a reasonable profit margin for these deferred revenues (deferred margin) to account for the future costs of delivering products and providing services on pre-need contracts that we acquired through acquisition. Deferred margin amounts are deferred until the merchandise is delivered or services are performed.

Impairment of Long-Lived Assets

We monitor the recoverability of long-lived assets, including cemetery property, property and equipment and other assets, based on estimates using factors such as current market value, future asset utilization, business and regulatory climate and future undiscounted cash flows expected to result from the use of the related assets. Our policy is to evaluate an asset for impairment when events or circumstances indicate that a long-lived asset’s carrying value may not be recovered. An impairment charge is recorded to write-down the asset to its fair value if the sum of future undiscounted cash flows is less than the carrying value of the asset. No impairment charges were recorded during the three or nine months ended September 30, 2010 and 2009.

Other-Than-Temporary Impairment of Trust Assets

We determine whether or not the impairment of a fixed maturity debt security is other-than-temporary by evaluating each of the following:

•	Whether it is our intent to sell the security. If there is intent to sell, the impairment is considered to be other-than-temporary.

•

If there is no intent to sell, we evaluate if it is not more likely than not that we will be required to sell the debt security before its anticipated recovery. If we determine that it is more likely than not that it will be required to sell an impaired investment before its anticipated recovery, the impairment is considered to be other-than-temporary.

We have further evaluated whether or not all assets in the merchandise trust have other-than-temporary impairments based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer.

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

Two Class Method of Accounting for Earnings per Share

We utilize the two class method of accounting for earnings per share as required by Accounting Topic 260.

Under this method:

•	Periodic net income is reduced by the amount of dividends declared for each class of participating security in order to determine undistributed earnings.

•	Undistributed earnings are allocated to each participating security as if all earnings had been distributed in accordance with the distribution schedule per the partnership agreement.

•	Total periodic earnings (“TPE”) for each class is the sum of their share of dividends plus undistributed earnings.

If a Company’s general partner’s agreement contains incentive distribution rights (“IDR’s”’) and such IDR’s are detachable from the general partner units (i.e. can be sold on a stand alone basis), companies must consider IDR’s to be a separate class of ownership interest and allocate and disclose TPE to such class by itself.

Prior to 2010, we distributed dividends in excess of earnings. Total earnings were in an amount such that there was no allocation of TPE to the IDR’s. In the three and nine months ended September 30, 2010, TPE exceeds dividends distributed and undistributed earnings are available for allocation to the IDR’s. Additionally, such IDR’s are detachable from our general partner units. Accordingly, the Condensed Consolidated Statement of Changes in Partners’ Capital reflects three classes of units with amounts allocated to such units in accordance with this standard.

The table below reflects the allocation of earnings for the three and nine months ended September 30, 2010:

For the three months ended September 30, 2010:

	Common Units Holders	General Partner	Incentive Distribution Rights	Total
		(In thousands)

Dividends declared—tier 1	$6,402	$131	$—	$6,532
Dividends declared—tier 2	692	14	—	706
Dividends declared—tier 3	588	12	92	692

Total	7,682	157	92	7,931

Total earnings				4,645

Undistributed loss	(3,130)	(64)	(92)	(3,286)

Undistributed loss—tier 1	(3,130)	(64)	(92)	(3,286)

Total periodic earnings	$4,552	$93	$—	$4,645

The undistributed loss represents the excess of distributions made over net income. This amount is allocated based upon what the allocation of distributions would have been had we distributed an amount equal to net income. In such case, distributions would have been approximately $0.34 per unit, which in turn would have been allocated 98% to common unit holders and 2% to the general partner.

For the nine months ended September 30, 2010:

	Common Units Holders	General Partner	Incentive Distribution Rights	Total
		(In thousands)

Dividends declared—tier 1	$18,841	$385	$—	$19,226
Dividends declared—tier 2	2,037	41	—	2,078
Dividends declared—tier 3	1,731	35	270	2,036

Total	22,609	461	270	23,340

Total earnings				25,326

Undistributed earnings				1,986

Undistributed loss—tiers 1 and 2	(11,968)	(244)	(182)	(12,394)
Undistributed earnings—tier 3	434	10	66	510
Undistributed earnings—tier 4	1,670	45	511	2,226
Undistributed earnings—tier 5	5,822	239	5,585	11,646

Total periodic earnings	$18,565	$510	$6,250	$25,326

The undistributed loss represents the excess of distributions made over net income during the second and third quarter of the year.

Retrospective Adjustment for Third Quarter 2009 Acquisitions

During the third quarter of 2009, we made a provisional assessment of the fair value of net assets acquired via an acquisition. The result of this assessment was that there was neither goodwill nor a gain on a bargain purchase related to this transaction. During the fourth quarter of 2009, we completed an additional provisional assessment, wherein the fair value of net assets acquired was increased and a gain on a bargain purchase was recorded of approximately $3.9 million.

During the third quarter of 2010, we received independent appraisals on the fair value of the cemetery land and property and equipment acquired in this transaction. These appraisals decreased the fair value of total net assets acquired by approximately $3.1 million from the provisional amount recorded at December 31, 2009, resulting in a final gain on a bargain purchase of approximately $0.8 million. There was no impact on cash flows due to this adjustment.

In accordance with Accounting Standards Codification Section 805-10-25-13, the financial statements included in this Quarterly report filed on Form 10 Q have been retrospectively adjusted to reflect the impact of this change. The result of these retrospective adjustments is an increase in net income of approximately $0.8 million for the three and nine months ended September 30, 2009 as reflected in the comparative column in the Condensed Consolidated Statement of operations and a decrease in partners’ capital of approximately $3.1 million at December 31, 2010 as reflected in the comparative column in the Condensed Consolidated Balance Sheet included in this Quarterly Report on Form 10 Q.

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

Updates issued in 2010 that are applicable to us include:

In the third quarter of 2010, the FASB issued Update No. 2010-20—Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“Update 2010-20”). Update 2010-20 is a disclosure only update that requires entities to disaggregate their financing receivable portfolio between portfolio segments and classes of financing receivables within each segment. Certain disclosures then must be made at both the portfolio segment and class level.

Update 2010-20 is effective beginning in periods ending after December 15, 2010. We will adopt Update 2010-20 beginning in the fourth quarter of 2010. As this is a disclosure only update, the adoption of Update 2010-20 will have no impact on our financial position, results of operations or cash flows.

In the first quarter of 2010, the FASB issued Update No. 2010-06—Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“Update 2010-06”). Update 2010 -06 requires each of the following new disclosures:

5.	Entities must disclose separately significant transfers into and out of Level 1 and Level 2.

6.	Reconciliations of Level 3 measurements must provide gross information related to purchases, sales, issuances and settlements as opposed to netting such number.

Update 2010-06 provided each of the following amendments to existing disclosures:

7.	Entities must provide fair value measurement for each class of asset and liability. A class is often a subset of a line item asset or liability.

8.	Entities should provide disclosures about the valuation techniques used to measure fair value on Level 2 and Level 3 assets and liabilities in interim periods.

Disclosure requirements 1, 3 and 4 are applicable for all periods beginning after December 15, 2009. Disclosure requirement 2 is applicable for all periods beginning after December 15, 2010. We adopted disclosure requirements 1, 3 and 4 as of January 1, 2010. As this is a disclosure only requirement, there is no impact on our financial position related to this adoption. See Note 15 to this Quarterly Report on Form 10-Q.

Additional accounting pronouncements issued during the reporting period include:

In June 2009, the FASB adopted ASC Topic 810, Subtopic 10, Sections 30 and 65 (“ASC 810-10-30/65”), the purpose of which is to amend certain requirements of ASC Topic 810, Subtopic 10, Section 5, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. Amongst other things, ASC 810-10-30/65 requires a change in the determination of which entity’s qualify as variable interest entities (“VIE’s”), changes in an entity that is involved in VIE’s method of determining whether they are the primary beneficiary of such VIE, and changes to disclosures required by all entities involved with VIE. ASC 810-10-30/65 is effective for each reporting period beginning after November 15, 2009. Early adoption was prohibited. We adopted the provisions of ASC 810-10-30/65 effective on January 1, 2010. We have reviewed the requirements of ASC 810-10-30/65 and determined that there are no changes to its current determination of those entities with which it is involved as to their status of being VIE’s nor to our determination of our status with regards to its position as the primary beneficiary of such VIE’s. We have modified certain disclosures with regards to those VIE’s with which we are involved. Such modifications are included in Note 5 of this Quarterly Report on Form 10-Q.

In June 2009, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. This statement modifies the GAAP hierarchy by establishing only two levels of GAAP, authoritative and non-authoritative accounting literature. Effective July 2009, the FASB ASC, also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance. The Codification is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation. SFAS 168 applies to financial statements beginning in the third quarter 2009. Accordingly, all accounting references contained herein have been updated to reflect the Codification and all SFAS references have been replaced with ASC references. In those cases when previous GAAP references related to specific paragraphs, we have referred specifically to that paragraph in the ASC reference. Broader references have been referenced to the most detailed level (topic, subtopic or section) applicable.

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

Results of Operations – Segments

Three Months Ended September 30, 2010 Compared to the Three Months ended September 30, 2009

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

Cemetery Operations – Southeast

The table below compares the results of operations for our Cemetery Operations – Southeast for the three months ended September 30, 2010 to the same period last year:

	Three months ended September 30,
	2010	2009	Change ($)	Change (%)
		(In thousand’s) (non-GAAP)
Total revenues	$26,417	$25,657	$760	3.0%
Total costs and expenses	18,756	17,947	809	4.5%

Operating earnings	$7,661	$7,710	$(49)	-0.6%

Revenues

Revenues for Cemetery Operations – Southeast were $26.4 million for the three months ended September 30, 2010, an increase of $0.8 million, or 3.0%, compared to $25.6 million during the same period last year.

The increase was primarily related to an increase in the value of pre-need contracts written ($0.7 million). Other revenue components did not vary significantly.

Total costs and expenses

Total costs and expenses for Cemetery Operations – Southeast were $18.8 million for the three months ended September 30, 2010, an increase of $0.8 million, or 4.5%, compared to $18.0 million during the same period last year.

The increase was primarily related to:

•

A $0.4 million increase in selling expenses. This was mostly attributable to the corresponding increase in the value of contracts written. The ratio of selling expenses to the total value of contracts written increased by 90 basis points to 26.1% during the three months ended September 30, 2010 as compared to 25.2% during the same period last year.

•	A $0.5 million increase in non-labor related cemetery expenses, including $0.2 million in real estate taxes and $0.1 million in both maintenance and equipment rental.

Cemetery Operations – Northeast

The table below compares the results of operations for our Cemetery Operations – Northeast for the three months ended September 30, 2010 to the same period last year:

	Three months ended September 30,
	2010	2009	Change ($)	Change (%)
		(In thousand’s) (non-GAAP)
Total revenues	$14,627	$13,332	$1,295	9.7%
Total costs and expenses	9,854	9,212	642	7.0%

Operating earnings	$4,773	$4,120	$653	15.8%

Revenues

Revenues for Cemetery Operations – Northeast were $14.6 million for the three months ended September 30, 2010, an increase of $1.3 million, or 9.7%, compared to $13.3 million during the same period last year.

The increase was primarily due to a $1.0 million increase in investment income from trusts, which in turn was primarily due to realized gains on the sale of invested assets. Also contributing was a $0.2 million increase in the value of cemetery contracts written.

Total costs and expenses

Total costs and expenses for Cemetery Operations – Northeast were $9.8 million for the three months ended September 30, 2010, an increase of $0.6 million, or 7.0%, compared to $9.2 million during the same period last year. The increase was primarily attributable to:

•

A $0.2 million increase in the cost of goods sold (“COGS”). A change in product mix sold caused the ratio of COGS to cemetery contracts written to increase to 17.7% during the three months ended September 30, 2010 from 16.4% during the same period last year.

•

A $0.2 million increase in selling expenses. The ratio of selling expenses to cemetery contracts written increased to 24.0% during the three months ended September 30, 2010 from 22.9% during the same period last year.

•	A $0.2 million increase in non-labor cemetery expenses. This was mostly due to an increase in routine cemetery maintenance.

Cemetery Operations – West

The table below compares the results of operations for our Cemetery Operations – West for the three months ended September 30, 2010 to the same period last year:

	Three months ended September 30,
	2010	2009	Change ($)	Change (%)
		(In thousand’s) (non-GAAP)
Total revenues	$17,130	$9,975	$7,155	71.7%
Total costs and expenses	11,762	6,571	5,191	79.0%

Operating earnings	$5,368	$3,404	$1,964	57.7%

Revenues

Revenues for Cemetery Operations – West were $17.1 million for the three months ended September 30, 2010, an increase of $7.2 million, or 71.7%, compared to $9.9 million during the same period last year.

The increase was primarily related to our first and second quarter 2010 acquisitions. These cemeteries accounted for approximately $7.0 million out of the $7.2 million increase.

Total costs and expenses

Total costs and expenses for Cemetery Operations – West were $11.8 million for the three months ended September 30, 2010, an increase of $5.2 million, or 79.0%, compared to $6.6 million during the same period last year. This increase was also primarily related to our first and second quarter 2010 acquisitions.

Funeral Home Segment

The table below compares the results of operations for our Funeral Home segment for the three months ended September 30, 2010 as compared to the same period last year:

	Three months ended September 30,
	2010	2009	Change ($)	Change (%)
		(In thousand’s) (non-GAAP)
Total revenues	$6,688	$5,547	$1,141	20.6%
Total costs and expenses	5,500	4,753	747	15.7%

Operating earnings	$1,188	$794	$394	49.6%

Revenues

Revenues for the Funeral Home segment were $6.7 million for the three months ended September 30, 2010, an increase of $1.2 million, or 20.6%, as compared to $5.5 million during the same period last year. The increase was primarily attributable to the acquisition of five funeral homes during the first quarter of 2010.

Total costs and expenses

Total costs and expenses as shown herein consist of both funeral home expenses as shown on the income statement and depreciation and amortization allocated to the Funeral Home segment. Total costs and expenses for the Funeral Home segment were $5.5 million for the three months ended September 30, 2010, an increase of $0.7 million, or 15.7%, compared to $4.8 million during the same period last year. This increase was also primarily related to the acquisition of five funeral homes during the first quarter of 2010.

Corporate Segment

In prior reports, we have included amounts in the Corporate segment that are not included in operating profit but are included in earnings before taxes. Beginning this quarter, we will no longer present amounts not included in operating profits. All segment related income statement information will be limited to operating profits. We believe that this is a more effective method of evaluating segment results and will provide for a more concise view of segment results for the users of these financial statements. Prior year information has been recast to conform to current year presentation.

The table below details expenses incurred by the Corporate segment for the three months ended September 30, 2010 and for the same period last year:

	Three months ended September 30,
	2010	2009	Change ($)	Change (%)
		(In thousand’s)

Corporate expenses:

Corporate personnel expenses	$2,623	$2,562	$61	2.4%
Other corporate expenses	2,745	2,878	(133)	-4.6%

Total corporate expenses	5,368	5,440	(72)	-1.3%

Other operating profit amounts allocated to the corporate segment:
Selling, cemetery and general and administrative expenses	180	332	(152)	-45.8%
Depreciation and amortization	822	705	117	16.6%
Acquisition related costs	$2,167	$(29)	$2,196	n/a

Total corporate expenses were $5.4 million for the three months ended September 30, 2010, a decrease of $0.1 million, or 1.3% compared to the same period last year. There were a number of small decreases that by themselves were not material.

Miscellaneous selling, cemetery and general administrative expenses allocated to the Corporate segment were approximately $0.2 million for the three months ended September 30, 2010, a decrease of $0.1 million, or 45.8% compared to the same period last year. There were a number of small decreases that by themselves were not material.

Depreciation and amortization expenses allocated to the Corporate segment were approximately $0.8 million for the three months ended September 30, 2010, an increase of $0.1 million, or 16.6% compared to the same period last year. There was a slight increase in the amortization of deferred financing fees.

The increase in acquisition related costs was primarily due to our increased acquisition activity during the three months ended September 30, 2010 as compared to the same period last year.

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

The table below analyzes results of operations and the changes therein for the three months ended September 30, 2010 as compared to the same period last year. The table is structured so that our readers can determine whether changes were based upon changes in the level of merchandise and services and other revenues generated during each period and/ or changes in the timing of when merchandise and services were delivered:

	Three months ended September 30, 2010 (in thousand’s)			Three months ended September 30, 2009 (in thousand’s)
Revenues	Segment Results (non-GAAP)	Non-segment results	GAAP Results	Segment Results (non-GAAP)	Non-segment results	GAAP Results	Change in GAAP results ($)	Change in GAAP results (%)
Pre-need cemetery revenues	$28,762	$(7,856)	$20,906	$25,735	$(5,801)	$19,934	$972	4.9%
At-need cemetery revenues	18,501	(68)	18,433	15,485	(1,082)	14,403	4,030	28.0%
Investment income from trusts	9,101	(4,892)	4,209	5,793	(979)	4,814	(605)	-12.6%
Interest income	1,371	—	1,371	1,606	—	1,606	(235)	-14.6%
Other cemetery revenues	439	264	703	345	103	448	255	56.9%
Funeral home revenues	6,688	(181)	6,507	5,549	(166)	5,383	1,124	20.9%

Total revenues	64,862	(12,733)	52,130	54,513	(7,925)	46,587	5,543	11.9%

Costs and expenses
Cost of goods sold	7,809	(1,289)	6,520	6,814	(1,098)	5,716	804	14.1%
Cemetery expense	13,508	—	13,507	10,599	—	10,599	2,908	27.4%
Selling expense	11,941	(1,643)	10,298	10,172	(1,440)	8,731	1,567	17.9%
General and administrative expense	6,326	—	6,327	5,797	—	5,799	528	9.1%
Corporate overhead	5,368		5,368	5,440	—	5,440	(72)	-1.3%
Depreciation and amortization	2,261	—	2,261	1,699	—	1,699	562	33.1%
Funeral home expense	5,028	(6)	5,025	4,439	(24)	4,417	608	13.8%
Acquisition related costs	2,167	—	2,167	(29)	—	(29)	2,196	n/a

Total costs and expenses	54,408	(2,938)	51,473	44,931	(2,562)	42,373	9,100	21.5%

Operating profit	$10,454	$(9,794)	$656	$9,582	$(5,365)	$4,214	$(3,558)	-84.4%

Revenues

Pre-need cemetery revenues were $20.9 million for the three months ended September 30, 2010, an increase of $1.0 million, or 4.9%, as compared to $19.9 million during the same period last year. The increase was caused by an increase in the value of cemetery contracts written ($3.1 million) offset by an increase in the amount of revenue deferred quarter over quarter ($2.1 million).

At-need cemetery revenues were $18.4 million for the three months ended September 30, 2010, an increase of $4.0 million, or 28.0%, as compared to $14.4 million during the same period last year. The increase was caused by both an increase in the value of cemetery contracts written ($3.0 million) and a decrease in the amount of revenue deferred during the quarter ($1.0 million).

Investment income from trusts was $4.2 million for the three months ended September 30, 2010, a decrease of $0.6 million, or 12.6%, compared to $4.8 million during the same period last year. The decrease was primarily related to the write down of trust assets due to the determination that such assets were other than temporarily impaired. While the majority of this $13.1 million write-down is deferred until such time that we deliver the underlying merchandise or service, a portion of it has been recognized due to such delivery.

Interest income on accounts receivable was $1.4 million for the three months ended September 30, 2010, a slight decrease of $0.2 million ,or 14.6%, compared to $1.6 million during the same period last year. There were no major changes.

Other cemetery revenues were $0.7 million for the three months ended September 30, 2010, an increase of $0.3 million, or 56.9%, compared to $0.4 million during the same period last year.

Revenues for the Funeral Home segment were $6.5 million during the three months ended September 30, 2010, an increase of $1.1 million, or 20.9%, compared to $5.4 million during the same period last year. This increase was primarily due to the acquisition of five funeral homes during the first quarter of the year.

Costs and Expenses

Cost of goods sold were $6.5 million during the three months ended September 30, 2010, an increase of $0.8 million, or 14.1%, as compared to the same period last year. The increase was primarily caused by the increase in cemetery revenues. The ratio of cost of goods sold to pre-need and at-need cemetery revenues was 16.6% during both the three months ended September 30, 2010 and 2009.

Cemetery expenses were $13.5 million during the three months ended September 30, 2010, an increase of $2.9 million, or 27.4%, compared to $10.6 million during the same period last year. Cemetery expenses relate to the current costs of managing and maintaining our cemetery properties. These costs are expensed as incurred and are not deferred. Accordingly, from a margin standpoint, the most effective gauge of measuring cemetery expenses is as a ratio of segment level pre-need and at-need cemetery revenues. The ratio of cemetery expenses to segment level pre-need and at-need cemetery revenues was 28.6% during the three months ended September 30, 2010 as compared to 25.7% during the same period last year. The increase in expenses and the increase in the expense ratio were primarily caused by the acquisitions made in 2010. We would expect this to abate as we begin to build our sales programs at these locations.

Selling expenses were $10.3 million during the three months ended September 30, 2010, an increase of $1.6 million, or 17.9%, compared to $8.7 million during the same period last year. The increase was primarily caused by the increase in pre-need and at-need revenue and additional costs incurred to ramp up our pre-need sales programs. The ratio of selling expense to cemetery pre-need and at-need revenues increased to 26.2% during the three months ended September 30, 2010 as compared to 25.4% during the same period last year.

General and administrative expenses were $6.3 million during the three months ended September 30, 2010, an increase of $0.5 million, or 9.1%, compared to $5.8 million during the same period last year. General and administrative expenses are expensed as incurred and are not deferred. Accordingly, from a margin standpoint, the most effective gauge of measuring general and administrative expenses is as a ratio of segment level pre-need and at-need cemetery revenues. The ratio of general and administrative expenses to segment level pre-need and at-need cemetery revenues was 13.4% during the three months ended September 30, 2010 compared to 14.1% during the same period last year.

Total corporate overhead was approximately $5.4 million during both the three months ended September 30, 2010 and 2009.

Depreciation and amortization was $2.3 million during the three months ended September 30, 2010, an increase of $0.6 million, or 33.1%, as compared to $1.7 million during the period last year. The increase was primarily attributable to an increase in amortized deferred financing fees.

Funeral home expenses were $5.0 million for the three months ended September 30, 2010, an increase of $0.6 million, or 13.8%, as compared to $4.4 million during the same period last year. The increase was primarily due to the acquisition of five funeral homes during the first quarter of the year.

Non-segment Allocated Results

As previously mentioned, certain income statement amounts are not allocated to segment operations. These amounts are those line items that can be found on our income statement below operating profit and above income before income taxes.

The table below summarizes these items and the changes between the three months ended September 30, 2010 and the same period last year:

	Three months ended September 30,
	(in thousand’s)
			Change	Change
	2010	2009	($)	(%)
Gain on acquisition	$6,656	$751	$5,905	786.3%
Increase in fair value of interest rate swap	1,398	—	1,398	n/a
Interest expense	5,894	3,898	$1,996	51.2%
Income tax (benefit)	$(1,829)	$(1,117)	$(712)	63.7%

The gain on acquisition relates primarily to an operating agreement we entered into with the Archdiocese of Detroit ($6.4 million) that is treated as an acquisition and the acquisition of a single cemetery ($0.3 million). Refer to Note 13 for a more detailed discussion.

The increase in the fair value of the interest rate swap is due to the flat interest rate environment wherein rates remain stable. Our swap exchanged a fixed rate of interest for a variable rate of interest. The continued positive arbitrage created by this swap and the market’s anticipation that such arbitrage is likely to continue has caused the value of the swap to increase.

The increase in interest expense was primarily due to an overall increase in the average amount of debt outstanding and a higher average interest rate. At June 30, 2010, we had approximately $237.7 million in debt outstanding. At September 30, 2010, we had decreased this amount to $207.3 million. At June 30, 2009, we had approximately $181.5 million in debt outstanding. At September 30, 2009, we had increased this amount to $184.7 million. In addition, during the third quarter of 2010, approximately $185 million of total debt outstanding paid interest at a rate of 10.25% or above while the remainder averaged between 6% to 7%. During the third quarter of 2009, approximately $52.5 million of total debt outstanding paid interest at a rate of 11% while the remainder averaged between 6% and 7%.

The increase in the income tax benefit was primarily related to increased pre-tax losses at our corporate subsidiaries that are subject to corporate taxes.

Nine Months Ended September 30, 2010 as Compared to Nine months Ended September 30, 2009

Cemetery Operations – Southeast

The table below compares the results of operations for our Cemetery Operations – Southeast for the nine months ended September 30, 2010 to the same period last year:

	Nine months ended
	September 30,
	2010	2009	Change ($)	Change (%)
		(In thousand’s)
		(non-GAAP)
Total revenues	$77,269	$74,839	$2,430	3.2%
Total costs and expenses	55,720	51,762	3,958	7.6%

Operating earnings	$21,549	$23,077	$(1,528)	-6.6%

Revenues

Revenues for Cemetery Operations – Southeast were $77.3 million for the nine months ended September 30, 2010, an increase of $2.4 million, or 3.2%, compared to $74.8 million during the same period last year.

The increase was primarily related to an increase in pre-need ($4.6 million) and at-need ($0.8 million) sales, offset by a decrease in trust revenue ($2.5 million).

Total costs and expenses

Total costs and expenses for Cemetery Operations – Southeast were $55.7 million for the nine months ended September 30, 2010, an increase of $4.0 million, or 7.6%, compared to $51.7 million during the same period last year.

The increase was primarily related to:

•

A $1.9 million increase in selling expenses. This was primarily attributable to the corresponding increase in the value of pre-need and at-need contracts written. The ratio of selling expenses to the total value of contracts written increased by 70 basis points to 26.1% during the nine months ended September 30, 2010 as compared to 25.4% during the same period last year.

•

A $1.5 million increase in cemetery expenses. The increase was due to a $0.2 million increase in labor costs and a $1.3 million increase in non-labor costs. The non-labor cost increase was primarily related to real estate taxes and cemetery maintenance ($0.3 million each). Other increases were not material.

•	A $0.4 million increase in general and administrative costs. There was a $0.2 million increase in both labor and non-labor costs.

Cemetery Operations – Northeast

The table below compares the results of operations for our Cemetery Operations – Northeast for the nine months ended September 30, 2010 to the same period last year:

	Nine months ended September 30,
	2010	2009	Change ($)	Change (%)
		(In thousand’s)
		(non-GAAP)
Total revenues	$41,674	$41,868	$(194)	-0.5%
Total costs and expenses	28,251	28,200	51	0.2%

Operating earnings	$13,423	$13,668	$(245)	-1.8%

Results of the Cemetery Operations – Northeast Region were virtually unchanged during the nine months ended September 30, 2010 as compared to the same period last year. Revenues declined by $0.2 million while costs and expenses increased by less than $0.1 million. This lack of movement was consistent throughout the components of revenues and costs and expenses as well. None of the components we normally break out changed by more than $0.2 million.

Cemetery Operations – West

The table below compares the results of operations for our Cemetery Operations – West for the nine months ended September 30, 2010 to the same period last year:

	Nine months ended September 30,
	2010	2009	Change ($)	Change (%)
		(In thousand’s)
		(non-GAAP)
Total revenues	$39,692	$30,904	$8,788	28.4%
Total costs and expenses	27,464	20,501	6,963	34.0%

Operating earnings	$12,228	$10,403	$1,825	17.5%

Revenues

Revenues for Cemetery Operations – West were $39.7 million for the nine months ended September 30, 2010, an increase of $8.8 million, or 28.4%, compared to $30.9 million during the same period last year.

The increase was primarily related to our first and second quarter 2010 acquisitions. These cemeteries accounted for virtually all of the increase.

Total costs and expenses

Total costs and expenses for Cemetery Operations – West were $27.5 million for the three months ended September 30, 2010, an increase of $7.0 million, or 34.0%, compared to $20.5 million during the same period last year.

This increase was also primarily related to our first and second quarter 2010 acquisitions. As with revenues, these cemeteries accounted for virtually all of the increase.

Funeral Home Segment

The table below compares the results of operations for our Funeral Home segment for the nine months ended September 30, 2010 as compared to the same period last year:

	Nine months ended September 30,
	2010	2009	Change ($)	Change (%)
		(In thousand’s)
		(non-GAAP)
Total revenues	$18,650	$17,799	$851	4.8%
Total costs and expenses	15,152	14,763	389	2.6%

Operating earnings	$3,498	$3,036	$462	15.2%

Revenues

Revenues for the Funeral Home segment were $18.7 million for the nine months ended September 30, 2010, an increase of $0.9 million, or 4.8%, as compared to $17.8 million during the same period last year. The increase was primarily due to the acquisition of five funeral homes during the first quarter of 2010.

Total costs and expenses

Total costs and expenses as shown herein consist of both funeral home expenses as shown on the Condensed Consolidated Statement of Operations included in this Quarterly Report on Form 10-Q and depreciation and amortization allocated to the Funeral Home segment. Total costs and expenses for the Funeral Home segment were $15.2 million for the nine months ended September 30, 2010, an increase of $0.4 million, or 2.6%, compared to $14.8 million during the same period last year. As with revenues, the increase was primarily due to the acquisition of five funeral homes during the first quarter of 2010.

Corporate Segment

The table below details expenses incurred by the Corporate segment for the nine months ended September 30, 2010 and for the same period last year:

	Nine months ended September 30,
	2010	2009	Change ($)	Change (%)
		(In thousand’s)
Corporate expenses:

Corporate personnel expenses	$7,759	$7,824	$(65)	-0.8%
Other corporate expenses	8,303	8,479	(176)	-2.1%

Total corporate expenses	16,062	16,303	(241)	-1.5%

Other operating profit amounts allocated to the corporate segment:

Selling, cemetery and general and administrative expenses	504	698	(194)	-27.8%
Depreciation and amortization	2,501	1,911	590	30.9%
Acquisition related costs	$4,823	$2,099	$2,724	129.8%

Total corporate expenses were $16.1 million for the nine months ended September 30, 2010, a decrease of $0.2 million, or 1.5% compared to $16.3 million during the same period last year. There were a number of small decreases that by themselves were not material.

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

The table below analyzes results of operations and the changes therein for the nine months ended September 30, 2010 as compared to the same period last year. The table is structured so that our readers can determine whether changes were based upon changes in the level of merchandise and services and other revenues generated during each period and/ or changes in the timing of when merchandise and services were delivered:

	Nine months ended September 30, 2010 (in thousand’s)			Nine months ended September 30, 2009 (in thousand’s)
	Segment Results (non-GAAP)	Non-segment results	GAAP Results	Segment Results (non-GAAP)	Non-segment results	GAAP Results	Change in GAAP results ($)	Change in GAAP results (%)
Revenues
Pre-need cemetery revenues	$84,959	$(29,038)	$55,921	$75,776	$(22,547)	$53,229	$2,692	5.1%
At-need cemetery revenues	52,105	(3,667)	48,438	48,805	(3,492)	45,313	3,125	6.9%
Investment income from trusts	16,050	(3,154)	12,895	16,913	(2,398)	14,515	(1,620)	-11.2%
Interest income	4,381	1	4,382	4,639	1	4,640	(258)	-5.6%
Other cemetery revenues	1,141	601	1,742	1,479	400	1,879	(137)	-7.3%
Funeral home revenues	18,650	(492)	18,158	17,800	(387)	17,413	745	4.3%

Total revenues	177,286	(35,749)	141,537	165,412	(28,423)	136,987	4,550	3.3%

Costs and expenses
Cost of goods sold	21,720	(5,421)	16,299	20,776	(4,102)	16,675	(376)	-2.3%
Cemetery expense	34,842	(2)	34,840	30,450	—	30,450	4,390	14.4%
Selling expense	34,911	(7,529)	27,382	31,219	(6,042)	25,177	2,205	8.8%
General and administrative expense	18,086	—	18,086	16,687	—	16,687	1,399	8.4%
Corporate overhead	16,062	—	16,062	16,303	—	16,303	(241)	-1.5%
Depreciation and amortization	5,918	—	5,918	4,718	—	4,718	1,200	25.4%
Funeral home expense	14,120	(22)	14,098	13,985	(58)	13,929	169	1.2%
Acquisition related costs	4,823	—	4,823	2,099	—	2,099	2,724	129.8%

Total costs and expenses	150,482	(12,974)	137,508	136,237	(10,202)	126,038	11,470	9.1%

Operating profit	$26,804	$(22,775)	$4,029	$29,175	$(18,221)	$10,949	$(6,920)	-63.2%

Revenues

Pre-need cemetery revenues were $55.9 million for the nine months ended September 30, 2010, an increase of $2.7 million, or 5.1%, as compared to $53.2 million during the same period last year. The increase was primarily caused by an increase in the value of contracts written ($9.2 million) offset by an increase in the amount of cemetery revenues deferred year to date over year to date ($6.5 million).

At-need cemetery revenues were $48.4 million for the nine months ended September 30, 2010, an increase of $3.1 million, or 6.9%, as compared to $45.3 million during the same period last year. There was a $3.3 million increase in the value of contracts written offset by a $0.2 million increase in the amount of revenue deferred year to date over year to date.

Investment income from trusts was $12.9 million for the nine months ended September 30, 2010, a decrease of $1.6 million, or 11.2%, compared to $14.5 million during the same period last year. The decrease was primarily related to the write down of trust assets due to the determination that such assets were other than temporarily impaired. While the majority of this $13.1 million write-down is deferred until such time that we deliver the underlying merchandise or service, a portion of it has been recognized due to such delivery.

Interest income on accounts receivable was down slightly to $4.4 million during the nine months ended September 30, 2010 as compared to $4.6 million during the same period last year.

Other cemetery revenues were $1.7 million for the nine months ended September 30, 2010, a decrease of $0.2 million, or 7.3%, as compared to $1.9 million during the same period last year. There were a number of small increases that by themselves were not material.

Revenues for the Funeral Home segment were $18.2 million for the nine months ended September 30, 2010, an increase of $0.8 million, or 4.3%, compared to $17.4 million during the same period last year. The increase was primarily related to the acquisition of five funeral homes during the first quarter of 2010.

Costs and Expenses

Cost of goods sold were $16.3 million during the nine months ended September 30, 2010, a decrease of $0.4 million, or 2.3%, as compared to the same period last year. The decrease was primarily caused by an improvement in the ratio of cost of goods sold to pre-need and at-need cemetery revenues (15.6% during the nine months ended September 30, 2010 as compared to 16.9% during the same period last year), as opposed to any decrease in sales.

Cemetery expenses were $34.8 million during the nine months ended September 30, 2010, an increase of $4.4 million, or 14.4%, compared to $30.4 million during the same period last year. Cemetery expenses relate to the current costs of managing and maintaining our cemetery properties. These costs are expensed as incurred and are not deferred. Accordingly, from a margin standpoint, the most effective gauge of measuring cemetery expenses is as a ratio of segment level pre-need and at-need cemetery revenues. The ratio of cemetery expenses to segment level pre-need and at-need cemetery revenues was 25.4% during the nine months ended September 30, 2010 compared to 24.4% during the same period last year.

Selling expenses were $27.4 million during the nine months ended September 30, 2010, an increase of $2.2 million, or 8.8%, compared to $25.2 million during the same period last year. The increase was primarily caused by the increase in pre-need and at-need revenue. There was a slight degradation (26.2% during the nine months ended September 30, 2010 as compared to 25.5% during the same period last year) in the ratio of selling expenses to pre-need and at-need cemetery revenues.

General and administrative expenses were $18.1 million during the nine months ended September 30, 2010, an increase of $1.4 million, or 8.4%, compared to $16.7 million during the same period last year. General and administrative expenses are expensed as incurred and are not deferred. Accordingly, from a margin standpoint, the most effective gauge of measuring general and administrative expenses is as a ratio of segment level pre-need and at-need cemetery revenues. The ratio of general and administrative expenses to segment level pre-need and at-need cemetery revenues was 13.2% during the nine months ended September 30, 2010 compared to 13.4% during the same period last year.

Total corporate overhead was $16.1 million during the nine months ended September 30, 2010, a slight decrease of $0.2 million, or 1.5%, compared to $16.3 million during the same period last year.

Depreciation and amortization was $5.9 million during the nine months ended September 30, 2010, an increase of $1.2 million, or 25.4%, as compared to $4.7 million during the period last year. The increase was primarily attributable to an increase in amortized deferred financing fees.

Funeral home expenses were $14.1 million for the nine months ended September 30, 2010, an increase of $0.2 million, or 1.2%, as compared to $13.9 million during the same period last year. There were no material changes to the components of the expense base.

Acquisition related costs were $4.8 million during the nine months ended September 30, 2010, an increase of $2.7 million, or 129.8%, compared to $2.1 million during the same period last year. This was due to the increased acquisition activity during the nine months ended September 30, 2010 as compared to the same period last year.

Non-segment Allocated Results

The table below summarizes non-segment allocated amounts and the changes between the nine months ended September 30, 2010 and the same period last year:

	Nine months ended September 30, (in thousand’s)
			Change	Change
	2010	2009	($)	(%)
Gain on sale of funeral homes	$—	$475	$(475)	n/a
Gain on acquisition	29,968	5,334	24,634	461.8%
Increase in fair value of interest rate swap	4,637	—	4,637	n/a
Interest expense	15,991	10,269	5,722	55.7%
Income tax (benefit)	$(2,683)	$(1,052)	$(1,631)	155.0%

The 2010 gains on acquisition relates primarily to our first quarter 2010 acquisition of eight cemeteries and five funeral home ($23.0 million), an operating agreement we entered into with the Archdiocese of Detroit ($6.4 million) that is treated as an acquisition and the acquisition of a single cemetery ($0.3 million). Refer to Note 13 for a more detailed discussion.

The increase in the fair value of the interest rate swap is due to the flat interest rate environment wherein rates remain stable. Our swap exchanged a fixed rate of interest for a variable rate of interest. The continued positive arbitrage created by this swap and the market’s anticipation that such arbitrage is likely to continue has caused the value of the swap to increase substantially since the beginning of the year.

The increase in interest expense was primarily due to an overall increase in the average amount of debt outstanding and a higher average interest rate. At December 31, 2009, we had approximately $183.2 million in debt outstanding. At September 30, 2010, we had increased this amount to $207.3 million. Interim amounts had been higher. At December 31, 2008, we had approximately $160.9 million in debt outstanding. At September 30, 2009, we had increased this amount to $184.7 million. In addition, during the nine months ended September 30, 2010, approximately $185 million of total debt outstanding paid interest at a rate of 10.25% or above while the remainder averaged between 6% to 7%. During the nine months ended September 30, 2009, approximately $52.5 million of total debt outstanding paid interest at a rate of 11% while the remainder averaged between 6% and 7%.

The increase in the income tax benefit was primarily related to increased pre-tax losses at our corporate subsidiaries that are subject to corporate taxes.

Supplemental data

The following table presents supplemental operating data for the periods presented:

	Three months	Three months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	30-Sep-10	30-Sep-09	30-Sep-10	30-Sep-09

Operating Data:
Interments performed	10,451	9,163	29,852	28,226

Interment rights sold:
Lots	5,791	5,320	18,155	17,587
Mausoleum crypts (including pre-construction)	684	594	1,836	1,756
Niches	244	226	765	683

Total interment rights sold	6,719	6,140	20,756	20,026

Number of contracts written	24,363	20,832	68,319	62,963
Aggregate contract amount, in thousands (excluding interest)	$57,452	$49,366	$164,433	$150,073
Average amount per contract (excluding interest)	$2,358	$2,370	$2,407	$2,384

Number of pre-need contracts written	11,676	9,971	33,440	29,679
Aggregate pre-need contract amount, in thousands (excluding interest)	$36,867	$31,957	$106,309	$95,100
Average amount per pre-need contract (excluding interest)	$3,158	$3,205	$3,179	$3,204

Number of at-need contracts written	12,687	10,861	34,879	33,284
Aggregate at-need contract amount, in thousands	$20,585	$17,409	$58,124	$54,973
Average amount per at-need contract	$1,623	$1,603	$1,666	$1,652

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

Offering of Comment Units

On September 22, 2010, we completed a follow on public offering of 1,725,000 common units, including an option to purchase up to 225,000 common units to cover over-allotments which was exercised in full by the underwriters, at a price of $24.00 per unit, representing a 10.9% interest in us. Total gross proceeds from these transactions were $41.4 million, before offering costs and underwriting discounts. Net proceeds of the offering, including the related capital contribution of our General Partner, after deducting underwriting discounts and offering expenses, were $39.6 million.

Long-term Debt

10.25% Senior Notes due 2017

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

Indenture

On November 24, 2009, the Issuers, us, the other Note Guarantors and Wilmington Trust FSB, as trustee (the “Trustee”) entered into an indenture (the “Indenture”) governing the Senior Notes.

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

The Indenture requires us, the Issuers and/or the Note Guarantors, as applicable, to comply with various covenants including, but not limited to, covenants that, subject to certain exceptions, limit our and our subsidiaries’ ability to (i) incur additional indebtedness; (ii) make certain dividends, distributions, redemptions or investments; (iii) enter into certain transactions with affiliates; (iv) create, incur, assume or permit to exist certain liens against their assets; (v) make certain sales of their assets; and (vi) engage in certain mergers, consolidations or sales of all or substantially all of their assets. The Indenture also contains various affirmative covenants regarding, among other things, delivery of certain reports filed with the SEC and materials required pursuant to Rule 144A under the Securities Act to holders of the Senior Notes and joinder of future subsidiaries as Note Guarantors under the Indenture. We were in compliance with all covenants at September 30, 2010.

Events of default under the Indenture that could, subject to certain conditions, cause all amounts owing under the Senior Notes to become immediately due and payable include, but are not limited to, the following:

1.	failure by the Issuers to pay interest on any of the Senior Notes when it becomes due and the continuance of any such failure for 30 days;

2.	failure by the Issuers to pay the principal on any of the Senior Notes when it becomes due and payable, whether at stated maturity, upon redemption, upon purchase, upon acceleration or otherwise;

3.	the Issuers’ failure to comply with the agreements and covenants relating to limitations on entering into certain mergers, consolidations or sales of all or substantially all of their assets or in respect of their obligations to purchase the Senior Notes in connection with a Change of Control;

4.	failure by us or the Issuers to comply with any other agreement or covenant in the Indenture and the continuance of this failure for 60 days after notice of the failure has been given us by the Trustee or holders of at least 25% of the aggregate principal amount of the Senior Notes then outstanding;

5.	failure by us to comply with our covenant to deliver certain reports and the continuance of such failure to comply for a period of 120 days after written notice thereof has been given to us by the Trustee or by the holders of at least 25% in aggregate principal amount of the Senior Notes then outstanding;

6.	certain defaults under mortgages, indentures or other instruments or agreements under which there may be issued or by which there may be secured or evidenced our indebtedness or indebtedness of any Restricted Subsidiary, whether such indebtedness now exists or is incurred after the date of the Indenture;

7.	certain judgments or orders that exceed $7.5 million for the payment of money have been entered by a court of competent jurisdiction against us or any Restricted Subsidiary and such judgments have not been satisfied, stayed, annulled or rescinded within 60 days of being entered;

8.	certain events of bankruptcy of us, StoneMor GP LLC, our general partner (the “General Partner”), or any Significant Subsidiary; or

9.	other than in accordance with the terms of the Note Guarantee and the Indenture, any Note Guarantee ceasing to be in full force and effect, being declared null and void and unenforceable, found to be invalid or any Guarantor denying its liability under its Note Guarantee.

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

In October of 2010, we determined, along with our attorneys, that we were not required to file a registration statement, and that such non-filing would not result in any penalty or additional interest.

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

Pursuant to the NPA, the Note Issuers and the Note Purchasers agreed to (a) exchange certain senior secured notes previously issued by the Note Issuers to the Note Purchasers on September 20, 2004, for new Series A Notes, due September 20, 2009, in the amount of $80 million; and (b) issue Series B Notes, due August 15, 2012 in the aggregate amount of $35 million, subject to the option, on an uncommitted basis, to issue/purchase additional secured Shelf Notes in the aggregate amount of up to $35 million, and to issue/purchase additional secured Shelf Notes to refinance the Series A Notes.

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

On April 30, 2009, we entered into the Second Amendment to Amended and Restated Credit Agreement by and among us and certain of our subsidiaries, the lenders, and Bank of America, N.A., as Administrative Agent (the “Second Amendment to Credit Agreement”), pursuant to which we borrowed $63.0 million under the new Acquisition Credit Facility commitments, which, together with the $17.0 million of the existing availability under the Acquisition Credit Facility, were used to repay the Series A Notes. In addition, we borrowed $5.4 million under the Revolving Credit Facility, which was used to pay the accrued interest on the Series A Notes, fees to Bank of America, N.A., amendment fees to noteholders under the Second Amendment to NPA described below as well as various other fees and costs incurred in connection with these transactions. In connection with the Second Amendment to Credit Agreement, on April 30, 2009, we also entered into the Second Amendment to Amended and Restated Note Purchase Agreement by and among us, our General Partner and certain of our subsidiaries and the noteholders (the “Second Amendment to NPA”).

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

On July 1, 2009, we entered into the Third Amendment to Amended and Restated Note Purchase Agreement by and among us, our General Partner, certain of our subsidiaries and the noteholders, to among other things, amend certain negative covenants of the NPA.

In connection with the Fourth Amendment to Credit Agreement, as described below, on November 24, 2009, we entered into the Fourth Amendment to Amended and Restated Note Purchase Agreement by and among us, our General Partner, the Operating Company, certain of our subsidiaries and the noteholders (the “Fourth Amendment to NPA”). The Fourth Amendment to NPA amended the NPA to, among other matters, amend certain restrictive covenants and other terms set forth in the NPA to permit us to incur the indebtedness evidenced by the Amended NPA Notes, enter into the restrictive covenants set forth in the Indenture, use the net proceeds of the Notes Offering as discussed above and amend the Consolidated Leverage Ratio in accordance with the Fourth Amendment to Credit Agreement.

Under the Fourth Amendment to NPA, we are permitted to incur indebtedness under the Credit Agreement not greater than $80.0 million (the “Aggregate Credit Facility Cap”), consisting of the Acquisition Credit Facility, as defined below, not to exceed $45.0 million and the Revolving Credit Facility, as defined below, not to exceed $35.0 million. The Aggregate Credit Facility Cap may be increased up to $100.0 million, with the Acquisition Credit Facility cap to be increased up to $55.0 million and the Revolving Credit Facility cap to be increased up to $45.0 million with the approval of the holders of at least a majority principal amount of the Shelf Notes, which shall not be unreasonably withheld.

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

On May 4, 2010, we entered into the Sixth Amendment to Amended and Restated Note Purchase Agreement (the “Sixth Amendment to Credit Agreement”)., to, among other matters, provide for (i) changes to the Consolidated Leverage Ratio similar to the changes under the Sixth Amendment to Credit Agreement as described below, and (ii) the payment by the Partnership to each holder of Amended Series B Notes and Amended Series C Notes of additional interest at a rate of 0.25% per annum (the “Additional Interest”) from May 4, 2010 until such time as each holder of Notes shall have received a Compliance Certificate for the most recently completed four fiscal quarters of the Partnership ending on or after December 31, 2010 evidencing that the Consolidated Leverage Ratio was less than 3.75 to 1.00 for such period. The Amended Series B Notes and Amended Series C Notes were amended and restated to provide for the payment of the Additional Interest as described in the Sixth Amendment to NPA.

The Sixth Amendment to NPA also included a consent by the Noteholders to an increase in the Aggregate Credit Facility Cap from $80 million to $100 million, an increase in the Acquisition Facility Cap from $45 million to $55 million and an increase in the Revolving Facility Cap from $35 million to $45 million.

On September 22, 2010, concurrently with the closing of a public offering of common units, we entered into the Seventh Amendment to Amended and Restated Note Purchase Agreement (the “Seventh Amendment to NPA”) to, among other things, permit the reinstatement of the Acquisition Credit Facility under the Credit Agreement, as amended, as described below.

The Amended NPA Notes are guaranteed by both us and our General Partner. The Amended NPA Notes rank pari passu with all other senior secured debt, including the Revolving Credit Facility and the Acquisition Credit Facility described below. Obligations under the Amended NPA Notes are secured by a first priority lien and security interest covering substantially all of the assets of the Note Issuers, whether then owned or thereafter acquired, other than specified receivable rights and a second priority lien and security interest covering those specified receivable rights of the Note Issuers, whether then owned or thereafter acquired. These assets secure the Amended NPA Notes and the Acquisition Credit Facility described below. The priority of the liens and security interests securing the Amended NPA Notes is pari passu with the liens and security interests securing the Acquisition Credit Facility described below.

The NPA (as amended) contains restrictive covenants that, among other things, prohibit distributions upon defined events of default, restrict investments and sales of assets and require us to maintain certain financial covenants, including specified financial ratios. A material decrease in sales could cause us to breach certain of its financial covenants, such as the leverage ratio and the interest coverage ratio, under the NPA, as amended. Any such breach could allow the lenders to accelerate (or create cross-default under) our debt which would have a material adverse effect on our business, financial condition or results of operations. We were in compliance with all covenants at September 30, 2010.

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

The Credit Agreement initially provided that: (1) the Acquisition Credit Facility would have a maximum principal amount of $40.0 million (with an option to increase such facility by an additional $15.0 million on an uncommitted basis) and the term of 5 years, and (2) the Revolving Credit Facility would have a maximum principal amount of $25.0 million (with an option to increase such facility by up to $10.0 million on an uncommitted basis) and a term of 5 years. Amounts borrowed under the Acquisition Credit Facility and repaid or prepaid may not be reborrowed and amounts borrowed under the Revolving Credit Facility and repaid or prepaid during the term may be reborrowed. In addition, Bank of America agreed to provide to the borrowers swing line loans (“Swing Line Loans”) with a maximum limit of $5.0 million, which is a part of the Revolving Credit Facility. Loans outstanding under the Acquisition Credit Facility and the Revolving Credit Facility bear interest at rates set forth in the Credit Agreement, which have since been amended as described below.

On November 2, 2007, we, the General Partner and the Borrowers entered into the First Amendment to Amended and Restated Credit Agreement with certain lenders thereto and Bank of America, to among other things, amend certain negative covenants of the Credit Agreement.

On April 30, 2009, we, our General Partner and the Borrowers entered into the Second Amendment to Credit Agreement with the lenders and Bank of America. The Second Amendment to Credit Agreement amended the Credit Agreement to, among other matters, increase (i) the Revolving Credit Facility to a maximum aggregate principal amount of $35.0 million, with the ability to request further increases in a maximum aggregate principal amount of $10.0 million, and (ii) the Acquisition Credit Facility to a maximum aggregate principal amount of $102.85 million, with the ability to request further increases in a maximum aggregate principal amount of $57.0 million, subject to a minimum increase amount of $5.0 million. The maximum aggregate principal amount of the Acquisition Credit Facility was increased to $107.85 million, with the ability to request further increases in a maximum aggregate principal amount of $52.0 million, after giving effect to a $5.0 million increase in the Acquisition Credit Facility implemented through the Lender Joinder to Amended and Restated Credit Agreement, dated June 24, 2009, among us, our General Partner, the Borrowers and other parties thereto.

On July 6, 2009, we, our General Partner, the Borrowers and Bank of America entered into the Third Amendment to Amended and Restated Credit Agreement to among other things, amend certain covenants of the Credit Agreement.

On November 24, 2009, concurrently with the closing of the Notes Offering and a common unit offering, we entered into the Fourth Amendment to Amended and Restated Credit Agreement (the “Fourth Amendment to Credit Agreement”) by and among us, our General Partner, the Borrowers, the lenders, and Bank of America, as Administrative Agent for the benefit of the lenders. The Fourth Amendment to Credit Agreement amended the Credit Agreement to, among other matters, (i) amend certain restrictive covenants and other terms set forth in the Credit Agreement to permit us to incur the indebtedness evidenced by the Senior Notes, enter into the Indenture and use the net proceeds of the Notes Offering and Units Offering as discussed above; (ii) decrease the Acquisition Credit Facility to a maximum aggregate principal amount of $45.0 million, with the ability to request further increases in a maximum aggregate principal amount of $10.0 million; and (iii) amend the Consolidated Leverage Ratio (as defined in the Credit Agreement, as amended).

On January 15, 2010, we entered into the Fifth Amendment to the Amended and Restated Credit Agreement which further amended the Consolidated Leverage Ratio. Loans outstanding under the Acquisition Credit Facility and the Revolving Credit Facility bear interest at a per annum rate based upon a base rate (the “Base Rate”) or a Eurodollar rate (the “Eurodollar Rate”) plus a margin ranging from 2.25% to 3.25% over the Base Rate and 3.25% to 4.25% over the Eurodollar Rate, as selected by the Borrowers. The Base Rate is the highest of (a) the Federal Funds Rate plus 0.5% or (b) the Prime Rate, as defined in the Credit Agreement, as amended. The Eurodollar Rate equals the greater of: (i) the British Bankers Association LIBOR Rate or (ii) if such rate is not available, the rate determined by Bank of America, N.A., as the Administrative Agent, subject to certain conditions. Margin is determined by the ratio of consolidated funded debt to consolidated EBITDA.

On May 4, 2010, we entered into the Sixth Amendment to Amended and Restated Credit Agreement (the “Sixth Amendment to Credit Agreement”) to, among other things, provide that the Consolidated Leverage Ratio shall not be greater than:

•	4.15 to 1.0, for the most recently completed four fiscal quarters ending prior to July 1, 2010;

•	4.00 to 1.0, for the most recently completed four fiscal quarters ending between July 1, 2010 and September 30, 2010;

•	3.75 to 1.0, for the most recently completed four fiscal quarters ending between October 1, 2010 and December 31, 2010; or

•	3.65 to 1.0, for the most recently completed four fiscal quarters ending after December 31, 2010.

The Consolidated Leverage Ratio was 3.22 at September 30, 2010.

Under the Credit Agreement, as amended, the interest rate on Base Rate Loans and Eurodollar Rate Loans is calculated based on the Base Rate or Eurodollar Rate, as applicable, plus the Applicable Rate. The Sixth Amendment to Credit Agreement amended the definition of Applicable Rate to provide that, commencing on May 4, 2010 until such time as the Agent shall have received a Compliance Certificate evidencing compliance with all financial covenants for our most recently completed four fiscal quarters ending on or after December 31, 2010, Pricing Level 3 of the Applicable Rate (the currently applicable pricing level) for (i) Eurodollar Rate Loans and Letter of Credit Fees shall be increased by 25 basis points to 4.50%, and (ii) Base Rate Loans shall be increased by 25 basis points to 3.50%.

The Sixth Amendment to Credit Agreement also amended the definition of Consolidated EBITDA to provide that Consolidated EBITDA shall not be adjusted for any changes resulting from the sale by the credit parties of all of their investments held, as of May 4, 2010, in one of more Merchandise Trusts in the Highland Floating Rate Advantage Fund.

Effective May 21, 2010, the Lenders increased each of the Revolving Credit Facility and the Acquisition Credit Facility by $9.125 million. After giving effect to such increases, the maximum aggregate principal amount available under the Revolving Credit Facility is $44.125 million and the maximum aggregate principal amount available under the Acquisition Credit Facility was $54.125 million.

On September 22, 2010, concurrently with the closing of the common units offering from which we used $22.5 million of net proceeds to prepay amounts on the Acquisition Credit Facility and used $14.5 million of net proceeds to pay down amounts on the Revolving Credit Facility, we entered into the Seventh Amendment to Amended and Restated Credit Agreement to, among other things, reinstate the amount available on the Acquisition Credit Facility to a total of $55.0 million and reinstate the amount available on the Revolving Credit Facility to $45.0 million.

The Borrowers under the Credit Agreement, as amended, paid fees to Bank of America, as Administrative Agent, and BAS, as Arranger. In addition, the Credit Agreement, as amended, requires the Borrowers to pay an unused commitment fee, which is calculated based on the amount by which the commitments under the Credit Agreement, as amended, exceed the usage of such commitments.

The proceeds of the Acquisition Credit Facility may be used by the Borrowers to finance (i) Permitted Acquisitions and (ii) the purchase and construction of mausoleums. The proceeds of the Revolving Credit Facility and Swing Line Loans may be utilized to finance working capital requirements, Capital Expenditures, as defined in the Credit Agreement, as amended, and for other general corporate purposes.

Borrowings under the Credit Agreement, as amended, rank pari passu with all other senior secured debt of the Borrowers including the senior secured notes discussed above. The Borrowers’ obligations under the Credit Agreement, as amended, are guaranteed by both us and our General Partner (collectively, the “Guarantors”).

The Borrower’s obligations under the Revolving Credit Facility are secured by a first priority lien and security interest in specified receivable rights, whether then owned or thereafter acquired, of the Borrowers and the Guarantors, and by a second priority lien and security interest in substantially all assets other than those receivable rights of the Borrowers and Guarantors, excluding trust accounts and certain proceeds required by law to be placed into such trust accounts and funds held in trust accounts, our General Partner’s interest in us and our General Partner’s incentive distribution rights under our partnership agreement. The specified receivable rights include all accounts and other rights to payment arising under customer contracts or agreements or management agreements, and all inventory, general intangibles and other rights reasonably related to the collection and performance of these accounts and rights to payment.

The Borrowers’ obligations under the Acquisition Credit Facility are secured by a first priority lien and security interest in substantially all assets, whether then owned or thereafter acquired, other than specified receivable rights of the Borrowers and the Guarantors, excluding trust accounts and certain proceeds required by law to be placed into such trust accounts and funds held in trust accounts, our General Partner’s interest in us and our General Partner’s incentive distribution rights under our partnership agreement, and a secondary priority lien and security interest in those specified receivable rights. These assets secure the Acquisition Credit Facility and the senior secured notes described above. The priority of the liens and security interests securing the Acquisition Credit Facility is pari passu with the liens and security interests securing the senior secured notes described above.

The agreements governing the Revolving Credit Facility and the Acquisition Credit Facility contain restrictive covenants that, among other things, prohibit distributions upon defined events of default, restrict investments and sales of assets and require us to maintain certain financial covenants, including specified financial ratios. A material decrease in sales could cause us to breach certain of its financial covenants, such as the leverage ratio and the interest coverage ratio, under our Credit Agreement and NPA, as amended. Any such breach could allow the lenders to accelerate (or create cross-default under) our debt which would have a material adverse effect on our business, financial condition or results of operations. As of September 30, 2010, we had $78.0 million outstanding under the Credit Agreement, as amended, and we were in compliance with all applicable covenants.

Green Lawn Note

In July of 2009, certain of our subsidiaries entered into a $1.4 million note purchase agreement in connection with an operating agreement in which we became the exclusive operator of Green Lawn Cemetery (the “Green Lawn Note”). The Green Lawn Note bears interest at a rate of 6.5% per year on unpaid principal. The note pays interest only from August 2009 through June 2011. Principal on the note is due in 96 equal installments beginning on July 1, 2011. We paid less than $0.1 million on the note during the third quarter of 2010.

Nelms Note

In June of 2010, certain of our subsidiaries issued two installment notes in the aggregate notional amount of approximately $1.3 million in connection with the second quarter acquisition discussed in Note 13 of these financial statements. The notes are payable over four years. As the notes do not currently bear interest, we recorded the note net of a discount of approximately $0.2 million. We paid approximately $0.2 million in principal on the note during the three months ended September 30, 2010. At September 30, 2010, the liability related to the note was stated on our balance sheet at approximately $0.9 million.

In June of 2010, certain of our subsidiaries also issued four notes in the aggregate principal amount of approximately $5.8 million in connection with the acquisition referenced above. These notes were paid at the closing of the acquisition referenced above by: (i) the issuance by us of 293,947 unregistered common units representing limited partnership interests in us valued at approximately $5.6 million and (ii) a cash payment of approximately $0.2 million.

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

The Interest Rate Swaps do not qualify for hedge accounting. Accordingly, the fair values of the Interest Rate Swaps are reported on the balance sheet and periodic changes in the fair value of the Interest Rate Swaps are recorded in earnings. At September 30, 2010, we recorded an asset (the “Fair value of interest rate swaps”) of approximately $2.0 million, which represents the fair value of the Interest Rate Swaps at that date. We recognized a gain on the fair value of Interest Rate Swaps of approximately $1.4 million and $4.6 million during the three and nine months ended September 30, 2010.

We entered into the Interest Rate Swaps in an effort to manage our total interest expense. The Interest Rate Swaps reduced interest expense by approximately $0.4 million and $1.2 million during the three and nine months ended September 30, 2010.

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

Acquisitions During Nine months ended September 30, 2010 and 2009

During the nine months ended September 30, 2010, we completed certain acquisitions which are described in the “2010 Developments” section of this Management’s Discussion and Analysis and Note 13 to the our Condensed Consolidated Financial Statements included in this Form 10-Q.

Cash Flow from Operating Activities.

Cash flows provided by operating activities were $9.4 million during the nine months ended September 30, 2010, a decrease of $5.3 million, or 36.1%, compared to $14.7 million during the same period last year. The decrease is primarily related to cash flow timing differences rather than operating results

Cash Flow from Investing Activities

Net cash used in investing activities was $44.5 million during the nine months ended September 30, 2010 as compared to $8.9 million during the same period last year. The primary reason for the increase was the $38.4 million utilized on acquisitions during the nine months ended September 30, 2010.

Cash Flow from Financing Activities

Cash flows provided by financing activities were $39.5 million during the nine months ended September 30, 2010 as compared to a $3.5 million use of financing cash flows during the same period last year. The primary reason for the excess provision of cash flows was the $39.5 million in proceeds we received from the issuance of common units.

Capital Expenditures

The following table summarizes total maintenance capital expenditures and expansion capital expenditures, including expenditures for the construction of mausoleums and for acquisitions, for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(In thousand's)		(In thousand's)
Maintenance capital expenditures	$1,482	$474	$4,139	$1,535
Expansion capital expenditures	960	1,429	1,863	3,669

Total capital expenditures	$2,442	$1,903	$6,002	$5,204

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

Interest-Bearing Investments

Our fixed-income securities subject to market risk consist primarily of investments in our merchandise trusts and perpetual care trusts. As of September 30, 2010, the fair value of fixed-income securities in our merchandise trusts represented 8.0% of the fair value of total trust assets while the fair value of fixed-income securities in our perpetual care trusts represented 13.1% of the fair value of total trust assets. The aggregate quoted fair value of these fixed-income securities was $23.3 million and $31.6 million in merchandise trusts and perpetual care trusts, respectively, as of September 30, 2010. Each 1% change in interest rates on these fixed-income securities would result in changes of approximately $0.2 million and $0.3 million in the fair market value of the assets in our merchandise trusts and perpetual care trusts, respectively, based on discounted expected future cash flows. If these securities are held to maturity, no change in fair market value will be realized.

Our money market and other short-term investments subject to market risk consist primarily of investments in our merchandise trusts and perpetual care trusts. As of September 30, 2010, the fair value of money market and short-term investments in our merchandise trusts represented 11.6% of the fair value of total trust assets while the fair value of fixed-income securities in our perpetual care trusts represented 7.7% of the fair value of total trust assets. The aggregate quoted fair value of these fixed-income securities was $33.9 million and $18.5 million in merchandise trusts and perpetual care trusts, respectively, as of September 30, 2010. Each 1% change in interest rates on these fixed-income securities would result in changes of approximately $0.3 million and $0.2 million in the fair market value of the assets in our merchandise trusts and perpetual care trusts, respectively.

Marketable Equity Securities

Our marketable equity securities subject to market risk consist primarily of investments held in our merchandise trusts and perpetual care trusts. These assets consist of both individual equity securities as well as closed and open ended mutual funds. As of September 30, 2010, the fair value of marketable equity securities in our merchandise trusts represented 80.1% of the fair value of total trust assets while the fair value of marketable equity securities in our perpetual care trusts represented 79.3% of total trust assets. The aggregate quoted fair market value of these marketable equity securities was $234.8 million and $191.7 million in merchandise trusts and perpetual care trusts, respectively, as of September 30, 2010, based on final quoted sales prices. Each 10% change in the average market prices of the equity securities would result in a change of approximately $23.5 million and $19.2 million in the fair market value of securities held in merchandise trusts and perpetual care trusts, respectively.

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

Debt Instruments

Our Acquisition Credit Facility and Revolving Credit Facility bear interest at a floating rate, based on LIBOR, which is adjusted quarterly. These credit facilities will subject us to increases in interest expense resulting from movements in interest rates. As of September 30, 2010, we had outstanding borrowings of $15.0 million under our Acquisition Credit Facility and $7.0 million under our Revolving Credit Facility. The interest rate on these facilities was 6.5% at September 30, 2010.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon, and as of the date of this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in our reports under the Securities Exchange Act of 1934 as amended is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, , including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Material Weakness Identified in the Second Quarter of 2010

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In the second quarter of 2010, we identified the following material weakness in our assessment of the effectiveness of internal control over financial reporting:

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

Plan for Remediation

To remediate the aforementioned material weakness, we implemented a series of controls designed to help ensure that all new accounting pronouncements are sufficiently researched and that our conclusions relative to the effect of such pronouncements on us are communicated to management, the Audit Committee of the Board of Directors of our General Partner (the “Audit Committee”) and our auditors. These controls include the following procedures:

1.	Once it has been determined that a new accounting pronouncement that impacts us has been adopted, the Director of Financial Reporting will disseminate the relevant authoritative literature to the senior members of the accounting department, including the Vice President of Financial Reporting and Investor Relations and the Chief Financial Officer.

2.	The pronouncement and its impact on the accounting policies and disclosure will be discussed amongst such senior members of the accounting department.

3.	The Director of Financial reporting will prepare an analysis which will include an item by item assessment of the guidance and its potential impact on us and circulate this analysis to senior accounting management, the Audit Committee and the company’s external auditor for discussion and review.

4.	Once consensus has been formed as to the appropriate accounting treatment, the new standard will be adopted and implemented.

During the third quarter of 2010, we executed our remediation plan. An analysis of all new accounting guidance issued during the quarter was completed. A detailed analysis of guidance that affects us was completed and presented to senior management, our audit committee and our external auditors.

The Company’s management believes that we have remediated this material weakness and that the continued execution of the process will serve to continue to remediate the material weakness in the future.

Changes in Internal Control over Financial Reporting

Other than the remediation plan discussed above, there have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description
4.1*	Form of Revolving Credit Note (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed on September 27, 2010).

4.2*	Form of Acquisition Note (incorporated by reference to Exhibit 4.2 of Registrant’s Current Report on Form 8-K filed on September 27, 2010).

10.1*	Amended and Restated Purchase Agreement by and among StoneMor Operating LLC, StoneMor Indiana LLC, StoneMor Indiana Subsidiary LLC, Ohio Cemetery Holdings, Inc., Ansure Mortuaries of Indiana, LLC, Memory Gardens Management Corporation, Forest Lawn Funeral Home Properties, LLC, Gardens of Memory Cemetery LLC, Gill Funeral Home, LLC, Garden View Funeral Home, LLC, Royal Oak Memorial Gardens of Ohio Ltd., Heritage Hills Memory Gardens of Ohio Ltd., Robert E. Nelms and Lynnette Gray, as receiver, dated April 2, 2010 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 5, 2010).

10.2*	Sixth Amendment to Amended and Restated Credit Agreement, dated May 4, 2010, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Operating LLC, the Lenders and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 7, 2010).

10.3*	Sixth Amendment to Amended and Restated Note Purchase Agreement, dated May 4, 2010, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Partners L.P. and the Noteholders (includes the Amended and Restated Form of Series B Note and the Amended and Restated Form of Series C Note as Exhibit A-1 and Exhibit A-2, respectively) (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on May 7, 2010).

10.4*	Amendment No. 1 to Amended and Restated Purchase Agreement by and among StoneMor Operating LLC, StoneMor Indiana LLC, StoneMor Indiana Subsidiary LLC, Ohio Cemetery Holdings, Inc., Ansure Mortuaries of Indiana, LLC, Memory Gardens Management Corporation, Forest Lawn Funeral Home Properties, LLC, Gardens of Memory Cemetery LLC, Gill Funeral Home, LLC, Garden View Funeral Home, LLC, Royal Oak Memorial Gardens of Ohio Ltd., Heritage Hills Memory Gardens of Ohio Ltd., Robert E. Nelms, Robert Nelms, LLC and Lynnette Gray, as receiver, dated June 21, 2010 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on June 25, 2010).

10.5*	Settlement Agreement by and among StoneMor Indiana LLC, StoneMor Operating LLC, StoneMor Partners L.P., Chapel Hill Associates, Inc., Chapel Hill Funeral Home, Inc., Covington Memorial Funeral Home, Inc., Covington Memorial Gardens, Inc., Forest Lawn Memorial Chapel Inc., Forest Lawn Memory Gardens Inc., Fred W. Meyer, Jr. by James R. Meyer as Special Administrator to the Estate of Fred W. Meyer, Jr., James R. Meyer, Thomas E. Meyer, Nancy Cade, and F.T.J. Meyer Associates, LLC dated June 21, 2010 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on June 25, 2010).

10.6*†	StoneMor Partners L.P. Long-Term Incentive Plan, as amended April 19, 2010 (incorporated by reference to Appendix A of Registrant’s Proxy Statement filed on June 4, 2010).

10.7*	Seventh Amendment to Amended and Restated Credit Agreement, dated September 22, 2010, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Operating LLC, the Lenders and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on September 27, 2010)

10.8*	Seventh Amendment to Amended and Restated Note Purchase Agreement, dated September 22, 2010, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Partners L.P. and the Noteholders (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on September 27, 2010).

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of William R. Shane, Executive Vice President and Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith)

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of William R. Shane, Executive Vice President and Chief Financial Officer (furnished herewith)

*	Incorporated by reference, as indicated.
†	Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STONEMOR PARTNERS L.P.

By: StoneMor GP LLC
its general partner

November 9, 2010	/s/ Lawrence Miller
Lawrence Miller
Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

November 9, 2010	/s/ William R. Shane
William R. Shane
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

4.1*	Form of Revolving Credit Note (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed on September 27, 2010).

4.2*	Form of Acquisition Note (incorporated by reference to Exhibit 4.2 of Registrant’s Current Report on Form 8-K filed on September 27, 2010).

10.1*	Amended and Restated Purchase Agreement by and among StoneMor Operating LLC, StoneMor Indiana LLC, StoneMor Indiana Subsidiary LLC, Ohio Cemetery Holdings, Inc., Ansure Mortuaries of Indiana, LLC, Memory Gardens Management Corporation, Forest Lawn Funeral Home Properties, LLC, Gardens of Memory Cemetery LLC, Gill Funeral Home, LLC, Garden View Funeral Home, LLC, Royal Oak Memorial Gardens of Ohio Ltd., Heritage Hills Memory Gardens of Ohio Ltd., Robert E. Nelms and Lynnette Gray, as receiver, dated April 2, 2010 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 5, 2010).

10.2*	Sixth Amendment to Amended and Restated Credit Agreement, dated May 4, 2010, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Operating LLC, the Lenders and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 7, 2010).

10.3*	Sixth Amendment to Amended and Restated Note Purchase Agreement, dated May 4, 2010, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Partners L.P. and the Noteholders (includes the Amended and Restated Form of Series B Note and the Amended and Restated Form of Series C Note as Exhibit A-1 and Exhibit A-2, respectively) (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on May 7, 2010).

10.4*	Amendment No. 1 to Amended and Restated Purchase Agreement by and among StoneMor Operating LLC, StoneMor Indiana LLC, StoneMor Indiana Subsidiary LLC, Ohio Cemetery Holdings, Inc., Ansure Mortuaries of Indiana, LLC, Memory Gardens Management Corporation, Forest Lawn Funeral Home Properties, LLC, Gardens of Memory Cemetery LLC, Gill Funeral Home, LLC, Garden View Funeral Home, LLC, Royal Oak Memorial Gardens of Ohio Ltd., Heritage Hills Memory Gardens of Ohio Ltd., Robert E. Nelms, Robert Nelms, LLC and Lynnette Gray, as receiver, dated June 21, 2010 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on June 25, 2010).

10.5*	Settlement Agreement by and among StoneMor Indiana LLC, StoneMor Operating LLC, StoneMor Partners L.P., Chapel Hill Associates, Inc., Chapel Hill Funeral Home, Inc., Covington Memorial Funeral Home, Inc., Covington Memorial Gardens, Inc., Forest Lawn Memorial Chapel Inc., Forest Lawn Memory Gardens Inc., Fred W. Meyer, Jr. by James R. Meyer as Special Administrator to the Estate of Fred W. Meyer, Jr., James R. Meyer, Thomas E. Meyer, Nancy Cade, and F.T.J. Meyer Associates, LLC dated June 21, 2010 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on June 25, 2010).

10.6*†	StoneMor Partners L.P. Long-Term Incentive Plan, as amended April 19, 2010 (incorporated by reference to Appendix A of Registrant’s Proxy Statement filed on June 4, 2010).

10.7*	Seventh Amendment to Amended and Restated Credit Agreement, dated September 22, 2010, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Operating LLC, the Lenders and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on September 27, 2010)

10.8*	Seventh Amendment to Amended and Restated Note Purchase Agreement, dated September 22, 2010, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Partners L.P. and the Noteholders (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on September 27, 2010).

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of William R. Shane, Executive Vice President and Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith)

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of William R. Shane, Executive Vice President and Chief Financial Officer (furnished herewith)

*	Incorporated by reference, as indicated.
†	Management contract, compensatory plan or arrangement.