Form 10-K
period 2010-12-31
STONEMOR PARTNERS LP
filed 2011-03-30
CIK 1286131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common units held by non-affiliates of the registrant was approximately $243.9 million as of June 30, 2010 based on $20.50 per unit, the closing price of the common units as reported on the NASDAQ Global Select Market on that date.1

The number of the registrant’s outstanding common units at March 29, 2011 was 19,337,588.

Documents incorporated by reference: None

1	The aggregate market value of the common units set forth above equals the number of the registrant’s common units outstanding, reduced by the number of common units held by executive officers, directors and persons owning 10% or more of the registrant’s common units, multiplied by the last reported sale price for the registrant’s common units on June 30, 2010, the last day of the registrant’s most recently completed second fiscal quarter. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from this figure is an affiliate of the registrant or that any person whose holdings are included in this figure is not an affiliate of the registrant and any such admission is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

EXPLANATORY NOTE REGARDING RESTATEMENT

This Annual Report on Form 10-K for the fiscal year ended December 31, 2010 includes restatement of the following previously filed consolidated financial statements and data (and related disclosures): (1) our consolidated balance sheet and the related consolidated statements of operations, partners’ capital, and cash flows for the fiscal year ended December 31, 2009 and the quarters ended June 30, 2009, September 30, 2009 and September 30, 2010; (2) our selected financial data as of and for our fiscal year ended December 31, 2009, located in Part II, Item 6 of this Annual Report on Form 10-K; (3) our management’s discussion and analysis of financial condition and results of operations as of and for our fiscal year ended December 31, 2009, contained in Part II, Item 7 of this Annual Report on Form 10-K; and (4) our unaudited quarterly financial information for the quarters ended June 30, 2009, September 30, 2009 and September 30, 2010 in Note 16, “Quarterly Results of Operations (Unaudited)” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

We have completed our review of long-term operating agreements that we entered into that allow us to operate cemeteries on behalf of certain not-for-profit entities. At the time we entered into these contracts in 2009 and 2010 we believed that the relevant accounting guidance required that we consolidate the assets and liabilities of these entities. A subsequent review of the literature has led us to conclude that only certain of the assets should be consolidated as Variable-Interest-Entities while others should not. As such, we reversed the consolidation of Accounts receivable, Cemetery property and Property and equipment of the six entities regarding which we entered into long-term operating agreements with in 2009 and 2010. Additionally, we reversed the non-cash gain that was recognized in the period of consolidation and reversed the non-cash cost of land sold and the depreciation related to the assets that we did not consolidate.

As a result of this review, we have concluded that the costs that we paid and the liabilities that we assumed to enter into these operating agreements should have been included within other assets on our consolidated balance sheet and amortized over the term of the contract.

Financial information included in the Annual Report on Form 10-K and Quarterly Reports on Form 10-Q, filed by us for the periods ended June, 30, 2009, September 30, 2009, December 31, 2009 and September 30, 2010, and all earnings, press releases, and similar communications issued by us for those periods, should not be relied upon and are superseded in their entirety by this Annual Report on Form 10-K.

For more information regarding the restatement, please refer to Part II, Item 6, “Selected Financial Data”; Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; Note 18, “Restatement of December 31, 2009 Consolidated Financial Statements,” and Note 16, “Quarterly Results of Operations (Unaudited),” of the Notes to Consolidated Financial Statements in Part II, Item 8; and Part II, Item 9A, “Controls and Procedures” of this Annual Report on Form 10-K.

FORM 10-K OF STONEMOR PARTNERS, L.P.

Item 1.—Business

Overview

We were formed as a Delaware limited partnership in April 2004 to own and operate the assets and businesses previously owned and operated by Cornerstone Family Services, Inc., (“Cornerstone”), which was converted into CFSI LLC, a limited liability company, prior to our initial public offering of common units representing limited partner interests on September 20, 2004. Cornerstone had been founded in 1999 by members of our management team and a private equity investment firm, which we refer to as McCown De Leeuw (which transferred certain of its interests to MDC IV Trust U/T/A November 30, 2010, MDC IV Associates Trust U/T/A November 30, 2010 and Delta Trust U/T/A November 30, 2010 and may also be referred to as the “MDC IV Liquidating Trusts”), in order to acquire a group of 123 cemetery properties and 4 funeral homes.

We are currently the second largest owner and operator of cemeteries in the United States. As of December 31, 2010, we operated 257 cemeteries in 25 states and Puerto Rico. We own 236 of these cemeteries, and we manage or operate the remaining 21 under management or operating agreements with the nonprofit cemetery corporations that own the cemeteries. As of December 31, 2010, we also owned and operated 58 funeral homes in 17 states and Puerto Rico. Thirty-one of these funeral homes are located on the grounds of the cemeteries that we own.

The cemetery products and services that we sell include the following:

Interment Rights	Merchandise	Services
• burial lots • lawn crypts • mausoleum crypts • cremation niches • perpetual care rights	• burial vaults • caskets • grave markers and grave marker bases • memorials	• installation of burial vaults • installation of caskets • installation of other cemetery merchandise • other service items

We sell these products and services both at the time of death, which we refer to as at-need, and prior to the time of death, which we refer to as pre-need. Our sales of real property, including burial lots (with and without installed vaults), lawn and mausoleum crypts and cremation niches, generate qualifying income sufficient for us to be treated as a partnership for federal income tax purposes. In 2010, we performed 41,556 burials and sold 28,008 interment rights (net of cancellations). Based on our sales of interment spaces in 2010, our cemeteries have an aggregated weighted average remaining sales life of 260 years.

Our cemetery properties are located in Alabama, California, Colorado, Delaware, Georgia, Hawaii, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Michigan, Missouri, New Jersey, North Carolina, Ohio, Oregon, Pennsylvania, Puerto Rico, Rhode Island, South Carolina, Tennessee, Virginia, Washington and West Virginia. One cemetery in Hawaii that we acquired in December 2007 is still awaiting regulatory approval and has not yet been conveyed to us. Our cemetery operations accounted for approximately 87.1%, 87.1% and 86.9% of our revenues in 2010, 2009 and 2008, respectively.

Our primary funeral home products are caskets and related items. Our funeral home services include consultation, the removal and preparation of remains, and the use of funeral home facilities for visitation and prayer services.

Our funeral homes are located in Alabama, Arkansas, California, Florida, Illinois, Indiana, Kansas, Maryland, Missouri, Ohio, Oregon, Pennsylvania, Puerto Rico, South Carolina, Tennessee, Virginia, Washington and West Virginia. Our funeral home revenues accounted for approximately 12.9%, 12.9% and 13.1% of our revenues in 2010, 2009 and 2008, respectively. Our funeral home operations are conducted through various wholly-owned subsidiaries that are treated as corporations for U.S. federal income tax purposes.

Operations

Segment Reporting and Related Information

We have five distinct reportable segments which are classified as Cemetery Operations—Southeast, Cemetery Operations—Northeast, Cemetery Operations—West, Funeral Homes, and Corporate.

We have chosen this level of organization and disaggregation of reportable segments due to the fact that a) each reportable segment has unique characteristics that set it apart from other segments; b) we have organized our management personnel at these operational levels; and c) it is the level at which our chief decision makers and other senior management evaluate performance.

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

Our Funeral Homes segment offers a range of funeral-related services such as family consultation, the removal of and preparation of remains and the use of funeral home facilities for visitation and prayer services. These services are distinctly different than the cemetery merchandise and services sold and provided by the Cemetery Operations segments.

Our Corporate segment includes various home office selling and administrative expenses that are not allocable to the other operating segments.

Cemetery Operations

Our cemetery operations include sales of cemetery interment rights, merchandise and services and the performance of cemetery maintenance and other services. An interment right entitles a customer to a burial space in one of our cemeteries and the perpetual care of that burial space. Burial spaces, or lots, are parcels of property that hold interred human remains. Our cemeteries require a burial vault be placed in each burial lot. A burial vault is a rectangular container, usually made of concrete but also made of steel or plastic, which sits in the burial lot and in which the casket is placed. The top of the burial vault is buried approximately 18 to 24 inches below the surface of the ground, and the casket is placed inside the vault. Burial vaults prevent ground settling that otherwise occurs when a casket placed directly in the ground begins to decay creating uneven ground surface. Ground settling typically results in higher maintenance costs and increased potential liability for slip-and-fall accidents on the property. Lawn crypts are a series of closely spaced burial lots with preinstalled vaults and other improvements, such as landscaping, sprinkler systems and drainage. A mausoleum crypt is an above-ground structure that may be designed for a particular customer, which we refer to as a private mausoleum; or it may be a larger building that serves multiple customers, which we refer to as a community mausoleum. Cremation niches are spaces in which the ashes remaining after cremation, sometimes referred to as cremains, are stored. Cremation niches are often part of community mausoleums, although we sell a variety of cremation niches to accommodate our customers’ preferences.

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

As of December 31, 2010, we provided services to 21 cemeteries under management or operating agreements with the nonprofit cemetery corporations that own the cemeteries. These nonprofit cemeteries are organized as such either because state law requires cemetery properties to be owned by nonprofit entities, such as in New Jersey, or because they were originally established as nonprofit entities. We have voting rights, along with member owners of burial spaces, in the five New Jersey nonprofit cemeteries as a result of owning all of their outstanding certificates of indebtedness or interest. To obtain the benefit of professional management services, the remaining 16 nonprofit cemeteries have entered into agreements with us. The agreements under which we operate these 21 nonprofit cemeteries generally have terms ranging from 3 to 40 years (but some are subject to early termination rights and obligations) and provide us with management or operating fees that approximate what we would earn if we owned those cemeteries and held them in for-profit entities.

Funeral Home Operations

As of December 31, 2010, we owned, operated and/ or managed 58 funeral homes, 31 of which are located on the grounds of cemetery properties that we own. Our funeral homes offer a range of services to meet a family’s funeral needs, including family consultation, the removal and preparation of remains, provision of caskets and related funeral merchandise, the use of funeral home facilities for visitation, worship and funeral services and transportation services. Funeral home operations primarily generate revenues from at-need sales, for which there is a smaller potential customer base than pre-need sales, and have low barriers to entry by competitors. By focusing primarily on cemeteries and deriving significant revenues from pre-need sales, we minimize our exposure to these types of challenges.

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

Sales Personnel, Training and Marketing

As of December 31, 2010, we employed approximately 741 commissioned salespeople and 90 sales support and telemarketing employees. We have eight regional sales managers covering our cemeteries, who report to our Senior Vice President of Sales. Individual salespersons are typically located at the cemeteries they serve and report directly to the cemetery manager. We have made a strong commitment to the ongoing education and training of our sales force and to salesperson retention in order to ensure that our customers receive the highest quality customer service and to ensure compliance with all applicable requirements. Our training program includes classroom training at our headquarters, field training, continuously updated training materials that utilize media, such as the Internet, for interactive training and participation in industry seminars. We place special emphasis on training property sales managers, who are key elements to a successful pre-need sales program.

We reward our salespeople with incentives for generating new customers. Sales force performance is evaluated by sales budgets, sales mix and closing ratios, which are equal to the number of contracts written, divided by the number of presentations that are made. Substantially all of our sales force is compensated based solely on performance. Commissions are augmented with various bonus and incentive packages to ensure a high quality, motivated sales force. We pay commissions to our sales personnel on pre-need contracts based upon a percentage of the value of the underlying contracts. Such commissions vary depending upon the type of merchandise and services sold. We also pay commissions on at-need contracts that are generally equal to a fixed percentage of the contract amount. In addition, cemetery managers receive an override commission that is equal to a percentage of the gross sales price of the contracts entered into by the salespeople assigned to the cemeteries they manage.

We generate sales leads through focused telemarketing, direct mail, television advertising, funeral follow-up and sales force cold calling, with the assistance of database mining and other marketing resources. We have created a marketing department to allow us to use more sophisticated marketing techniques to more effectively focus our telemarketing and direct sales efforts. Sales leads are referred to the sales force to schedule an appointment, most often at the customer’s home. We believe these activities comply in all material respects with legal requirements.

Acquisitions and Long-Term Operating Agreements

2011

In January of 2011, we purchased three cemeteries in North Carolina for approximately $1.7 million and incurred approximately $0.5 million of liabilities.

2010

We completed four acquisitions during the year ended December 31, 2010 and entered into one long-term operating agreement.

The first acquisition took place in the first quarter of the year and consisted of the acquisition of nine cemeteries in Michigan. We paid approximately $14.0 million for these properties and have preliminarily assessed the fair value of net assets acquired at approximately $21.1 million, resulting in a gain on acquisition of $7.1 million.

The second acquisition took place in the second quarter of the year and consisted of eight cemeteries and five funeral homes in Indiana, Michigan and Ohio from state court-appointed receiverships. The total consideration at closing was $32.4 million, the components of which were a) $10.4 million in cash; b) $12.5 million in cash to lend monies to the merchandise and perpetual care trusts of these properties to fund their current underfunded status; c) $5.8 million in common units representing limited partner interests in us; and d) $3.7 million in debt, valued at fair value, which will be settled in future periods.

We have preliminarily assessed the fair value of net assets acquired at approximately $13.5 million, resulting in goodwill of approximately $18.9 million.

The third acquisition took place in the third quarter of the year and consisted of a single cemetery in Pennsylvania. We paid $1.5 million for this cemetery and have preliminarily assessed the fair value of net assets acquired at approximately $1.6 million, resulting in a gain on acquisition of $0.1 million.

The long-term operating agreement (subject to certain termination rights) was entered into during the third quarter of 2010. Under the terms of this agreement, we became the exclusive operator of three cemeteries in Michigan owned by the Archdiocese of Detroit. Key terms and conditions of the operating agreement include, but are not limited to, the following:

•	There was no consideration paid by either party to effect the execution of the agreement.

•

The Archdiocese will pay us a fee in the amounts of $0.5 million, $0.4 million and $0.3 million during the first three years of the agreement. This fee is in addition to any revenues that we will earn from operating the property. No monies will be transferred during Year 4. We will pay the Archdiocese a fee in an amount equal to 5% of revenues beginning in Year 5. Total amounts paid are capped at $0.3 million, $0.4 million and $0.5 million during years five through seven consecutively.

•	The operating agreement is for a term of 40 years (subject to certain termination rights).

This agreement did not qualify as an acquisition for accounting purposes. We have consolidated the existing merchandise trust, which had a fair value of approximately $3.5 million, as a variable interest entity as we will control and benefit from the operations of the trust. The results of operations of these 3 cemeteries are included in our results of operations from the date we began operating the properties.

The fourth acquisition took place in the fourth quarter of the year and consisted of one cemetery and one funeral home in Kansas purchased out of receivership. We paid approximately $0.7 million for these properties and have preliminarily assessed the fair value of net assets acquired at approximately $0.2 million, resulting in goodwill of $0.5 million.

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

These agreements did not qualify as acquisitions for accounting purposes. We have consolidated the existing merchandise trusts and perpetual care trusts, which had a fair value of approximately $1.7 million and $6.3 million, respectively, as variable interest entities as we will control and benefit from the operations of the trusts. The results of operations of these cemeteries are included in our results of operations from the date we began operating the properties.

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

We paid $0.6 million in cash and $0.5 million in common units representing limited partner interests to the sellers for the 2008 First Quarter Acquisition. Including the acquisition transaction costs, the transaction was valued at $1.2 million for accounting purposes.

We paid approximately $0.8 million in cash to the sellers for the 2008 Third Quarter Acquisition. Including the acquisition transaction costs, the transaction was valued at $1.4 million for accounting purposes.

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

Cooling-Off Legislation

Each of the states where our current cemetery properties are located has “cooling-off” legislation with respect to pre-need sales of cemetery and funeral home products and services. This legislation requires us to refund proceeds from pre-need sales contracts if canceled by the customer for any reason within three to thirty days, or in certain states until death, from the date of the contract, depending on the state (and some states permit cancellation and require refund beyond that time). The Federal Trade Commission, or FTC, also requires a cooling-off period of three business days for door to door sales, during which time a contract may be cancelled entitling a customer to refund of the funds paid.

Trusting

Sales of cemetery interment rights and pre-need sales of cemetery and funeral home merchandise and services are generally subject to trusting requirements imposed by state laws in most of the states where we operate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Trusting.”

Truth in Lending Act and Regulation Z

Our pre-need installment contracts are subject to the federal Truth-in-Lending Act, or TILA, and the regulations thereunder, which are referred to as Regulation Z. TILA and Regulation Z promote the informed use of consumer credit by requiring us to disclose, among other things, the annual percentage rate, finance charges and amount financed when extending credit to consumers.

Other Consumer Credit-Related Laws and Regulations

As a provider of consumer credit and a business that generally deals with consumers, we are subject to various other state and federal laws covering matters, such as credit discrimination, the use of credit reports, identity theft, the handling of consumer information, consumer privacy, debt collection, extensions of credit to service members, and prohibitions on unfair or deceptive trade practices.

The Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank

Dodd-Frank, signed into law by President Obama on July 21, 2010, authorizes the creation of a new federal Bureau of Consumer Financial Protection, or the Bureau. In addition to transferring to the Bureau rule-writing authority for nearly all federal consumer finance-related laws and giving the Bureau rule-writing authority in other areas, Dodd-Frank empowers the Bureau to conduct examinations and bring enforcement actions against certain consumer credit providers and other entities offering consumer financial products or services. The full impact of these provisions on us may not be known until regulations are promulgated. However, we could be subject to examination by the Bureau in connection with extending credit to consumers. We also could be subject to enforcement actions by the Bureau for alleged violations of Federal consumer financial laws, which would include the Bureau’s ability to seek penalties and other relief on behalf of consumers that are substantially in excess of the remedies available under such laws prior to Dodd-Frank. On July 21, 2011, the Bureau will officially assume rule-writing and enforcement authority for most federal consumer finance laws, as well as authority to write rules to prohibit unfair, deceptive or abusive practices related to consumer finance.

Do Not Call Implementation Act

We are subject to the requirements of two federal statutes governing telemarketing practices, the Telephone Consumer Protection Act, or TCPA, and the Telemarketing and Consumer Fraud and Abuse Prevention Act, or TCFAPA. These statutes impose significant penalties on those who fail to comply with their mandates. The Federal Communications Commission, or FCC, is the federal agency with authority to enforce the TCPA, and the FTC, has jurisdiction under the TCFAPA. The FTC has established and implemented a national no-call registry under the TCFAPA. The legislation also establishes a private right of action for consumers against telemarketing entities under certain circumstances. The FCC has adopted regulations that largely mirror the FTC’s no-call rules. Primarily as a result of implementation of the do not call legislation and regulations, the percentage of our pre-need sales generated from telemarketing leads has decreased substantially in the past ten years. We are also subject to similar telemarketing consumer protection laws in all states in which we currently operate. These states’ statutes permit consumers to prevent unwanted telephone solicitations. In addition, in cases where telephone solicitations are permitted, there are various restrictions and requirements under state and federal law in connection with such calls.

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

In addition, our pre-need installment contracts for sales of cemetery and funeral home merchandise and services are subject to the FTC’s “Holder Rule,” which requires disclosure in the installment contract that any holder of the contract is subject to all claims and defenses that the consumer could assert against the seller of the goods or services, subject to certain limitations.

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

Employees

As of December 31, 2010, our general partner and its affiliates employed approximately 2,516 full-time and approximately 55 part-time employees. A total of 5 employees at one of our cemeteries located in New Jersey are represented by a union and are subject to collective bargaining agreements, one which expires in September 2015 and another that will expire in June 2011. Twenty-four employees at 11 of our cemeteries located in Pennsylvania are represented by 3 different unions and are subject to collective bargaining agreements that expire in June 2015. Three employees at 1 of our cemeteries located in Illinois are represented by a union and are subject to collective bargaining agreement that is currently being renegotiated. Ten employees at 1 of our locations in California are represented by a union and are subject to a collective bargaining agreement that expires in June 2013. Seven employees at 1 cemetery in Ohio are represented by a union and are subject to collective bargaining agreement that expires in December 2013. Twenty-five employees at 3 of our cemeteries in Michigan are subject to collective bargaining agreement that expired in December 2010 and is currently being renegotiated. We believe that our relationship with our employees is good.

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

Item 1A.—Risk Factors

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

We may not have sufficient cash from operations to continue paying distributions at their current level, or at all, after we have paid our expenses, including the expenses of our general partner, funded merchandise and perpetual care trusts and established necessary cash reserves.

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

If we do not generate sufficient cash to continue paying distributions at their current level, the market price of our common units may decline materially. We expect that we will need working capital borrowings of approximately $21.0 million during the twelve-month period ending December 31, 2011 in order to have sufficient operating surplus to pay distributions at their current level on all of our common units for that period, although the actual amount of working capital borrowings could be materially more or less. These working capital borrowings enable us to finance the build up in our accounts receivables, and to construct mausoleums and purchase products for our pre-need sales in advance of the time of need which, in turn, allows us to generate available cash for operating surplus over time by accessing the funds held in trust for the products purchased.

Our substantial level of indebtedness could materially adversely affect our ability to generate sufficient cash for distribution to our unitholders, to fulfill our debt obligations and to operate our business.

We have a substantial amount of debt, which requires significant interest and principal payments. As of December 31, 2010, after giving effect to amendments to our credit facilities in 2011, we would have had approximately $156.0 million of total debt outstanding, and we would have had approximately $65.0 million of available borrowing capacity under our acquisition credit facility and approximately $55.0 million of available borrowing capacity under our revolving credit facility. Leverage makes us more vulnerable to economic downturns. Because we are obligated to dedicate a portion of our cash flow to service our debt obligations, our cash flow available for operations and for distribution to our unitholders will be reduced. The amount of indebtedness we have could limit our flexibility in planning for, or reacting to, changes in the markets in which we compete, limit our ability to obtain additional financing, if necessary, for working capital expenditures, acquisitions or other purposes, and require us to dedicate more cash flow to service our debt than we desire. Our ability to satisfy our indebtedness as required by the terms of our debt will be dependent on, among other things, the successful execution of our long-term strategic plan. Subject to limitations in our debt obligations, we may incur additional debt in the future, for acquisitions or otherwise, and servicing this debt could further limit our cash flow available for operations and distribution to unitholders.

Restrictions in our existing and future debt agreements could limit our ability to make distributions to you or capitalize on acquisition and other business opportunities.

The operating and financial restrictions and covenants in our senior notes and senior secured debt obligations and any future financing agreements could restrict our ability to finance future operations or capital needs or to expand or pursue our business activities. For example, our senior notes and senior secured debt obligations contain covenants that restrict or limit our ability to:

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

In addition, our secured debt obligations contain covenants requiring us to maintain certain financial ratios and tests. These restrictions may also limit our ability to obtain future financings. Our ability to comply with the covenants and restrictions contained in our senior notes and senior secured debt obligations may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If market or other economic conditions continue to deteriorate, our ability to comply with these covenants may be impaired. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Long-Term Debt” If we violate any of the restrictions, covenants, ratios or tests in our debt obligations, the lenders will be able to accelerate the maturity of all borrowings thereunder and demand repayment of amounts outstanding, and our lenders’ commitment to make further loans to us may terminate. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. Any subsequent replacement of our obligations or any new indebtedness could have similar or greater restrictions.

In addition, our debt obligations limit our ability to make distributions to our unitholders. Our senior notes and senior secured debt obligations prohibit us from making such distributions if we are in default, including with regard to our senior secured debt obligations as a result of our failure to maintain specified financial ratios. We cannot assure you that we will maintain these specified ratios and satisfy these tests for distributing available cash from operating surplus.

If we violate any of the restrictions, covenants, ratios or tests in our senior secured debt obligations or senior notes indenture, the applicable lenders will be able to accelerate the maturity of all borrowings thereunder and demand repayment of amounts outstanding, and our lenders’ commitment to make further loans to us may terminate. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. Any subsequent replacement of our senior debt obligations or any new indebtedness could have similar or greater restrictions.

A material weakness was identified in our internal controls over financial reporting as of December 31, 2010.

Due to a material weakness in our internal control over financial reporting, management concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2010, based on the criteria in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We identified the following material weakness in our assessment of the effectiveness of internal control over financial reporting:

•

We did not design and implement adequate controls related to the implementation of a new accounting standard for a material class of transactions, specifically in this instance, applying consolidation guidance to determine whether and how to consolidate another entity as it relates to our cemetery operating agreements. This material weakness resulted in the restatement of previously issued financial statements for the quarters ended June 30, 2009, September 30, 2009 and September 30, 2010 and the year ended December 31, 2009 for adjustments that were necessary to present the financial statements for such periods in accordance with generally accepted accounting principles.

To remediate the material weakness, we have implemented a series of controls designed to help ensure that all new accounting pronouncements are sufficiently researched and that our conclusions relative to the effect of such pronouncements on us are communicated to management, the Audit Committee and our auditors. These controls include the following procedures:

•

Once it has been determined that a new accounting pronouncement that impacts us has been adopted, the Director of Financial Reporting will disseminate the relevant authoritative literature to the senior members of the accounting department, including the Vice President of Financial Reporting and Investor Relations and the Chief Financial Officer.

•	The pronouncement and its impact on the accounting policies and disclosure will be discussed amongst such senior members of the accounting department.

•

The Director of Financial reporting will prepare an analysis which will include an item by item assessment of the guidance and its potential impact on us and circulate this analysis to senior accounting management, the Audit Committee and our external auditor for discussion and review.

•	Once consensus has been formed as to the appropriate accounting treatment, the new standard will be adopted and implemented.

In addition, we also restated previously issued financial statements to present the second quarter 2010 financial statements in accordance with generally accepted accounting principles and management concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of June 30, 2010. This also related to our application of consolidation guidance in our financial statements.

We also employed a new Director of Financial Reporting and added a senior accountant to this function to give us additional resources to address and implement new accounting pronouncements. Management believes that the procedures described above and our changes in personnel will serve to remediate the material weakness identified, once implemented and operating effectively.

If we fail to maintain adequate disclosure controls and procedures and internal controls over financial reporting, current unitholders and potential investors could lose confidence in our financial reporting, which would harm our business prospects and the trading price of our common units.

Any reductions in the principal or the earnings of the investments held in merchandise and perpetual care trusts could adversely affect our revenues and cash flow.

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

Pre-need sales typically generate low or negative cash flow in the periods immediately following sales which could adversely affect our ability to make distributions to our unitholders.

When we sell cemetery merchandise and services on a pre-need basis, we pay commissions on the sale to our salespeople and are required by state law to deposit a portion of the sales proceeds into a merchandise trust. In addition, most of our customers finance their pre-need purchases under installment contracts payable over a number of years. Depending on the trusting requirements of the states in which we operate, the applicable sales commission rates and the amount of the down payment, our cash flow from sales to customers through installment contracts is typically negative until we have paid the sale commission due on the sale or until we purchase the products or perform the services and are permitted to withdraw funds we have deposited in the merchandise trust. To the extent we increase pre-need sales, state trusting requirements are increased or we delay the purchase of the products or performance of the services we sell on a pre-need basis, our cash flow immediately following pre-need sales may be further reduced, and our ability to make distributions to our unitholders could be adversely affected.

The cemetery and funeral home industry continues to be increasingly competitive.

We face competition in all of our markets. Most of our competitors are independent operations. Our ability to compete successfully depends on our management’s forward vision, timely responses to changes in the business environment, our cemeteries and funeral homes’ ability to maintain a good reputation and high professional standards as well as offer products and services at competitive prices. We have historically experienced price competition from independent cemetery and funeral home operators. If we are unable to successfully compete, our financial condition, results of operations and cash flows could be materially adversely affected.

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

Our success also depends upon the services and capabilities of our management team. Management establishes the “tone at the top” by which an environment of ethical values, operating style and management philosophy is fostered. The inability of our senior management team to maintain a proper “tone at the top” or the loss of services of one or more members of senior management as well as the inability to attract qualified managers or other personnel could have a material adverse effect on our business, financial condition, and results of operations. We may not be able to locate or employ on acceptable terms qualified replacements for senior management or key employees if their services were no longer available. We do not maintain key employee insurance on any of our executive officers.

We may not be able to identify, complete, fund or successfully integrate additional cemetery acquisitions which could have an adverse affect on our results of operations.

A primary component of our business strategy is to grow through acquisitions of cemeteries and, to a lesser extent, funeral homes. We cannot assure you that we will be able to identify and acquire cemeteries on terms favorable to us or at all. We may face competition from other death care companies in making acquisitions. Historically, we have funded a significant portion of our acquisitions through borrowings Our ability to make acquisitions in the future may be limited by our inability to secure adequate financing, restrictions under our existing or future debt agreements, competition from third parties or a lack of suitable properties. As of December 31, 2010, after giving effect to amendments to our credit facilities in 2011, we would have had approximately $65.0 million of available borrowing capacity under our acquisition credit facility and approximately $55.0 million of available borrowing capacity under our revolving credit facility.

In addition, if we complete acquisitions, we may encounter various associated risks, including the possible inability to integrate an acquired business into our operations, diversion of management’s attention and unanticipated problems or liabilities, some or all of which could have a material adverse effect on our operations and financial performance. Also, when we acquire cemeteries that do not have an existing pre-need sales program or a significant amount of pre-need products and services that have been sold but not yet purchased or performed, the operation of the cemetery and implementation of a pre-need sales program after acquisition may require significant amounts of working capital. This may make it more difficult for us to make acquisitions.

If the trend toward cremation in the United States continues, our revenues may decline which could have an adverse effect on our business and financial condition.

We and other death care companies that focus on traditional methods of interment face competition from the increasing number of cremations in the United States. Industry studies indicate that the percentage of cremations has steadily increased and that cremations represent approximately 38% of the United States deathcare market. Because the products and services associated with a cremation, such as niches and urns, produce lower revenues than the products and services associated with a traditional interment, a continuing trend toward cremations may reduce our revenues.

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

Regulatory and Legal Risks

Our operations are subject to regulation, supervision and licensing under numerous federal, state and local laws, ordinances and regulations, including extensive regulations concerning trusts/escrows, pre-need sales, cemetery ownership, funeral home ownership, marketing practices, crematories, environmental matters and various other aspects of our business.

If state laws or interpretations of existing state laws change or if new laws are enacted, we may be required to increase trust/escrow deposits or to alter the timing of withdrawals from trusts/escrows, which may have a negative impact on our revenues and cash flow.

We are required by most state laws to deposit specified percentages of the proceeds from our pre-need and at-need sales of interment rights into perpetual care trusts and generally proceeds from our pre-need sales of cemetery and funeral home products and services into merchandise trusts/escrows. These laws also determine when we are allowed to withdraw funds from those trusts/escrows. If those laws or the interpretations of those laws change or if new laws are enacted, we may be required to deposit more of the sales proceeds we receive from our sales into the trusts/escrows or to defer withdrawals from the trusts/escrows, thereby decreasing our cash flow until we are permitted to withdraw the deposited amounts. This could also reduce our cash available for distribution.

If state laws or their interpretations change, or new laws are enacted relating to the ownership of cemeteries and funeral homes, our business, financial condition and results of operations could be adversely affected.

Some states require cemeteries to be organized in the nonprofit form but permit those nonprofit entities to contract with for-profit companies for management services. If state laws change or new laws are enacted that prohibit us from managing cemeteries in those states, then our business, financial condition and results of operations could be adversely affected. Some state laws restrict ownership of funeral homes to licensed funeral directors. If state laws change or new laws are enacted that prohibit us from managing funeral homes in those instances, then our business, financial condition and results of operations could be adversely affected.

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

We are subject to environmental and health and safety laws and regulations that may adversely affect our operating results.

Our cemetery and funeral home operations are subject to numerous federal, state and local environmental and health and safety laws and regulations. We may become subject to liability for the removal of hazardous substances and solid waste under CERCLA and other federal and state laws. Under CERCLA and similar state laws, strict, joint and several liability may be imposed on various parties, regardless of fault or the legality of the original disposal activity. Our funeral home, cemetery and crematory operations include the use of some materials that may meet the definition of “hazardous substances” under CERCLA or state laws and thus may give rise to liability if released to the environment through a spill or release. We cannot assure you that we will not face liability under CERCLA for any conditions at our properties, and we cannot assure you that these liabilities will not be material. Our cemetery and funeral home operations are subject to regulation of underground and above ground storage tanks and laws managing the disposal of solid waste. If new requirements under local, state or federal laws were to be adopted, and were more stringent than existing requirements, new permits or capital expenditures may be required.

Our funeral home operations are generally subject to federal and state laws and regulations regarding the disposal of medical waste, and are also subject to regulation by federal, state or local authorities under the EPCRA. We are required by EPCRA to maintain, and report, if applicable thresholds are met, a list of any hazardous chemicals and extremely hazardous substances, which are stored or used at our facilities, we use to state, federal, and local agencies.

Our crematory operations may be subject to regulation under the federal Clean Air Act and any analogous state laws. If new regulations applicable to our crematory operations were to be adopted, they could require permits or capital expenditures that could increase our costs of operation and compliance.

Risk Factors Related to an Investment in Us

Our general partner and its affiliates have conflicts of interest and limited fiduciary duties, which may permit them to favor their own interests to your detriment.

As of December 31, 2010, CFSI LLC owns all of the Class A units of our general partner. Conflicts of interest may arise between CFSI LLC and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of the unitholders. These conflicts include, among others, the following situations:

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

•

In some instances, our general partner may cause us to borrow funds or sell assets outside of the ordinary course of business in order to permit the payment of distributions, even if the purpose or effect of the borrowing is to make distributions in respect of incentive distribution rights.

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

Our business was conducted by an affiliated group of corporations during periods prior to the completion of our initial public offering and, since the initial public offering, continues to be conducted in part by corporate subsidiaries. The amount of cash distributions we receive from our corporate subsidiaries over the next several years will depend in part upon the amount of net operating losses available to those subsidiaries to reduce the amount of income subject to federal income tax they would otherwise pay. These net operating losses will begin to expire in 2019. The amount of net operating losses available to reduce the income tax liability of our corporate subsidiaries in future taxable years could be reduced as a result of audit adjustments with respect to prior taxable years. Notwithstanding any limited indemnification rights we may have, any increase in the tax liabilities of our corporate subsidiaries because of a reduction in net operating losses will reduce our cash available for distribution.

Changes in the ownership of our units may result in annual limitations on our corporate subsidiaries’ ability to use their net operating loss carryforwards, which could increase their tax liabilities and decrease cash available for distribution in future taxable periods.

Our corporate subsidiaries’ ability to use their net operating loss carryforwards may be limited if changes in the ownership of our units causes our corporate subsidiaries to undergo an “ownership change” under applicable provisions of the Internal Revenue Code. In general, an ownership change will occur if the percentage of our units, based on the value of the units, owned by certain unitholders or groups of unitholders increases by more than fifty percentage points during a running three-year period. Recent changes in our ownership, along with additional changes that will result from this equity offering, may result in an ownership change. Even if no ownership change results from this equity offering, our corporate subsidiaries will be close to the threshold for an ownership change and may experience one in the future. A future ownership change may result from issuances of our units, sales or other dispositions of our units by certain significant unitholders, certain acquisitions of our units, and issuances, sales or other dispositions or acquisitions of interests in significant unitholders, and we will have little to no control over any such events. To the extent that an annual net operating loss limitation for any one year does restrict the ability of our corporate subsidiaries to use their net operating loss carryforwards, an increase in tax liabilities of our corporate subsidiaries could result, which would reduce the amount of cash available for distribution to you.

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

The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for federal income tax purposes. Despite the fact that we are a limited partnership under Delaware law, it is possible in certain circumstances for a partnership such as ours to be treated as a corporation for federal income tax purposes. Although we do not believe based upon our current operations that we are so treated, if our view is incorrect or if there is a change in our business (or a change in current law) we could be treated as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity.

If we were treated as a corporation for federal income tax purposes for any taxable year for which the statute of limitations remains open or for any future taxable year, we would pay federal income tax on our taxable income for such year(s) at the corporate tax rate, which is currently a maximum of 35% and would likely pay state income tax at varying rates. Distributions to you would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to you. Because a tax would be imposed upon us as a corporation, our cash available for distribution to you would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to the unitholders, likely causing a substantial reduction in the value of our common units. Moreover, treatment of us as a corporation could materially and adversely affect our ability to make payment on our debt.

Current law may change so as to cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to entity-level taxation. For example, members of Congress have recently considered substantive changes to the existing federal income tax laws that would affect the tax treatment of certain publicly traded partnerships. In addition, because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. If any of these states were to impose a tax on us, the cash available for distribution to you would be reduced. We are unable to predict whether any of these changes, or other proposals, will ultimately be enacted. Any such changes could negatively impact the value of an investment in our units.

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

Because you will be treated as a partner to whom we will allocate taxable income that could be different in amount than the cash we distribute, you may be required to pay any federal income taxes and, in some cases, state and local income taxes on your share of our taxable income even if you receive no cash distributions from us. You may not receive cash distributions from us equal to your share of our taxable income or even equal to the actual tax liability that results from that income.

Tax gain or loss on disposition of our common units could be more or less than expected.

If you sell your common units, you will recognize a gain or loss equal to the difference between your amount realized and your tax basis in those common units. Because distributions in excess of your allocable share of our total net taxable income decrease your tax basis in your common units, the amount, if any, of such prior excess distributions with respect to the units you sell will, in effect, become taxable income to you if you sell such units at a price greater than your tax basis in those units, even if the price you receive is less than your original cost. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depreciation recapture. In addition, because the amount realized includes a unitholder’s share of our nonrecourse liabilities, if you sell your units, you may incur a tax liability in excess of the amount of cash you receive from the sale.

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

When we issue additional units or engage in certain other transactions, we will determine the fair market value of our assets and allocate any unrealized gain or loss attributable to our assets to the capital accounts of our unitholders and our general partner. If the IRS challenges our methodology it may be viewed as understating the value of our assets. In that case, there may be a shift of income, gain, loss and deduction between certain unitholders and the general partner, which may be unfavorable to such unitholders. Moreover, under our valuation methods, subsequent purchasers of common units may have a greater portion of their Internal Revenue Code Section 743(b) adjustment allocated to our tangible assets and a lesser portion allocated to our intangible assets. The IRS may challenge our valuation methods, or our allocation of the Section 743(b) adjustment attributable to our tangible and intangible assets, and allocations of income, gain, loss and deduction between the general partner and certain of our unitholders.

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

The sale or exchange of 50% or more of our capital and profits interests during any twelvemonth period will result in the termination of our partnership for federal income tax purposes.

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

If you loan your units to a “short seller” to cover a short sale of units, you may be considered as having disposed of the loaned units, and you may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their units.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. Nonetheless, we allocate certain deductions for depreciation of capital additions based upon the date the underlying property is put in service. The use of this proration method may not be permitted under existing Treasury Regulations. Recently, however, the U.S. Treasury Department issued proposed Treasury Regulations that provide a safe harbor pursuant to which publicly traded partnerships may use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders. Nonetheless, the proposed regulations do not specifically authorize the use of the proration method we have adopted. If the IRS were to challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders. Vinson & Elkins L.L.P. has not rendered an opinion with respect to whether our monthly convention for allocating taxable income and losses is permitted by existing Treasury Regulations.

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

Cemeteries and Funeral Homes

The following table summarizes the distribution of our cemetery and funeral properties by state as of December 31, 2010 as well as the weighted average estimated remaining sales life in years for our cemeteries based upon number of interment spaces sold during 2010:

	Cemeteries	Funeral Homes	Total Net Acres	Weighted Average Estimated Net Sales Life in Years	Number of Interment Spaces Sold in 2010
Alabama	9	6	305	151	1,725
Arkansas	—	2	—	—	—
California	7	8	270	70	1,108
Colorado	2	—	12	392	36
Delaware	1	—	12	467	10
Florida	—	1	—	—	—
Georgia	7	—	135	134	925
Hawaii	1	—	6	201	—
Illinois	7	2	243	210	762
Indiana	11	5	1,013	382	1,338
Iowa	1	—	89	252	128
Kansas	3	2	84	213	225
Kentucky	2	—	59	108	278
Maryland	10	1	716	143	1,705
Michigan	16	—	1,534	603	1,836
Missouri	3	1	116	357	278
New Jersey	6	—	341	37	2,091
North Carolina	13	—	331	128	2,588
Ohio	14	2	953	228	2,836
Oregon	7	7	181	331	556
Pennsylvania	52	8	2,547	641	2,317
Puerto Rico	2	1	64	144	391
Rhode Island	2	—	70	928	28
South Carolina	8	3	395	214	881
Tennessee	8	2	428	244	1,252
Virginia	29	2	773	174	2,315
Washington	3	2	33	44	199
West Virginia	33	3	1,404	413	1,835

Total	257	58	12,114	260	27,643

We calculated estimated remaining sales life for each of our cemeteries by dividing the number of unsold interment spaces by the number of interment spaces sold at that cemetery in the most recent year. For purposes of estimating remaining sales life, we defined unsold interment spaces as unsold burial lots and unsold spaces in existing mausoleum crypts as of December 31, 2010. We defined interment spaces sold in 2010 as:

•	the number of burial lots sold, net of cancellations;

•	the number of spaces sold in existing mausoleum crypts, net of cancellations; and

•	the number of spaces sold in mausoleum crypts that we have not yet built, net of cancellations.

We count the sale of a double-depth burial lot as the sale of one interment space even though a double-depth burial lot includes two interment rights. We count an unsold double-depth burial lot as one unsold interment space. Because our sales of cremation niches were immaterial, we did not include cremation niches in the calculation of estimated remaining sales life. When calculating estimated remaining sales life, we did not take into account any future cemetery expansion. In addition, sales of an unusually high or low number of interment spaces in a particular year affect our calculation of estimated remaining sales life. Future sales may differ from previous years’ sales, and actual remaining sales life may differ from our estimates. We calculated the weighted average estimated remaining sales life by aggregating unsold interment spaces and interment spaces sold on a state-by-state or company-wide basis. Based on the number of interment spaces sold in 2010, we estimate that our cemeteries have an aggregate weighted average remaining sales life of 260 years.

The following table shows the cemetery properties that we owned or operated as of December 31, 2010, grouped by estimated remaining sales life:

	0 - 25 years	26 - 49 years	50 - 100 years	101 - 150 years	151 - 200 years	Over 200 years
Alabama	—	1	4	1	—	3
California	2	1	3	—	—	1
Colorado	—	—	—	—	—	2
Delaware	—	—	—	—	—	1
Georgia	—	1	2	1	1	2
Hawaii	—	—	—	—	—	1
Illinois	—	—	1	1	—	5
Indiana	—	1	—	—	—	10
Iowa	—	—	—	—	—	1
Kansas	—	—	1	1	—	1
Kentucky	—	1	—	—	1	—
Maryland	1	2	—	3	1	3
Michigan	1	—	1	1	2	11
Missouri	—	—	—	—	1	2
New Jersey	2	3	1	—	—	—
North Carolina	—	—	4	1	5	3
Ohio	—	1	2	2	1	8
Oregon	—	—	—	3	—	4
Pennsylvania	3	2	1	4	4	38
Puerto Rico	—	—	1	—	—	1
Rhode Island	—	—	—	—	—	2
South Carolina	—	1	1	1	1	4
Tennessee	—	—	—	—	3	5
Virginia	2	3	2	4	4	14
Washington	1	1	1	—	—	—
West Virginia	4	2	2	—	5	20

Total	16	20	27	23	29	142

We believe that we have either satisfactory title to or valid rights to use all of our cemetery properties. The 21 cemetery properties that we manage or operate under long-term operating agreements have nonprofit owners. We believe that these cemeteries have either satisfactory title to or valid rights to use these cemetery properties and that we have valid rights to use these properties under the long-term agreements. Although title to the cemetery properties is subject to encumbrances such as liens for taxes, encumbrances securing payment obligations, easements, restrictions and immaterial encumbrances, we do not believe that any of these burdens should materially detract from the value of these properties or from our interest in these properties, nor should these burdens materially interfere with the use of our cemetery properties in the operation of our business as described above. Many of our cemetery properties are located in zoned regions, and we believe that cemetery use is permitted for those cemeteries either (1) as expressly permitted under applicable zoning ordinances; (2) through a special exception to applicable zoning designations; or (3) as an existing non-conforming use.

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

Market Information

Our common units are listed on the NASDAQ Global Select Market (“Nasdaq”) under the symbol “STON”. As of March 29, 2011, there were 19,337,588 common units outstanding, representing a 98.0% limited partner interest in us. As of March 1, 2011, there were 24,255 beneficial holders and 57 unitholders of record. The following table sets forth the high and low sale prices of our common units for the periods indicated, based on the daily composite listing of common unit transactions for the Nasdaq.

	Price range		Declared Distributions (1)
Quarter ended	High	Low
March 31, 2009	$15.42	$9.55	$0.5550
June 30, 2009	$17.15	$11.15	$0.5550
September 30, 2009	$18.00	$14.50	$0.5550
December 31, 2009	$20.00	$16.50	$0.5550
March 31, 2010	$21.44	$18.01	$0.5550
June 30, 2010	$21.20	$18.22	$0.5550
September 30, 2010	$26.95	$19.75	$0.5650
December 31, 2010	$30.62	$24.90	$0.5750

(1)	Distributions were declared and paid within 45 days of the close of each quarter.

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

Unregistered Sale of Securities

In connection with and as partial consideration for our second quarter 2010 acquisition, we issued 293,947 unregistered common units representing a limited partnership interests in us valued at approximately $5.6 million. Further, the general partner of the Company entered into a Non-Competition Agreement dated as of June 21, 2010 with Ronald P. Robertson, pursuant to which Mr. Robertson agreed not to compete with the general partner and the companies under its management and control. Pursuant to the Non-Competition Agreement, the Company issued 9,853 common units on the closing date of the transaction and is obligated to issue additional common units valued at $0.5 million over the next three years as follows: units valued at $0.2 million calculated by dividing $0.2 million by the per unit price on the Nasdaq on the close of the third business day prior to the closing on each of the first anniversary and second anniversary of the closing of the Acquisition, and units valued at $0.1 million calculated by dividing $0.1 million by the per unit price on the Nasdaq on the close of the third business day prior to the closing on the third anniversary of the closing of the Acquisition, subject to adjustments as a result of any common unit split, combination or similar events occurring after the closing. A total of 303,800 common units were issued in 2010 as a result of this transaction.

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

The exception for sales of excess cemetery property in any four-quarter period beginning with the quarter ending September 30, 2008 generally is calculated by multiplying $1.0 million by a fraction, the numerator of which is the number of cemeteries and funeral homes owned and operated by us on the last day of the quarter in which the sale occurs and the denominator of which is 139. Prior to the third quarter of 2008, the exception for sales of excess cemetery property was $1.0 million, which was subject to increase by our general partner, with the concurrence of its conflicts committee, if the size of our operations increased as a result of acquisitions or other expansions.

Distributions of Available Cash from Operating Surplus

The following table illustrates the priority of distributions of available cash from operating surplus between the unitholders and our general partner as a result of the conversion of all subordinated units during the subordination period, which ended in the fourth quarter of 2009. The amounts set forth in the table in the column titled “Marginal Percentage Interest in Distributions” are the percentage interests of our general partner and the unitholders in any available cash from operating surplus we distribute up to and including the corresponding amount in the column titled “Total Quarterly Distribution Target Amount per Common Unit,” until the available cash from operating surplus that we distribute reaches the next target distribution level, if any. The percentage interests shown for our general partner include its 2% general partner interest and assume the general partner has contributed any additional capital required to maintain its 2% general partner interest and has not transferred the incentive distribution rights.

	Total Quarterly Distribution Target Amount per Common Unit	Marginal Percentage Interest in Distributions
		Common Unitholders	General Partner
First Target Distribution	up to $0.5125	98%	2%
Second Target Distribution	Above $0.5125 to $0.5875	85%	15%
Third Target Distribution	Above $0.5875 to $0.7125	75%	25%
Thereafter	Above $0.7125	50%	50%

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

The following tables present selected financial and operating data of the Company for the periods and as of the dates indicated derived from our audited consolidated financial statements. The following tables should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited historical consolidated financial statements and accompanying notes thereto set forth in this Annual Report on Form 10-K. The 2009 results have been restated. Please refer to Note 18 of our consolidated financial statements included in Item 8 for a more detailed discussion.

Table 1: Operating and net income data

	Year ended December 31,
	2010	2009	2008	2007	2006
		(As Restated)
	(in, thousands, except for unit data)
Cemetery revenues
Merchandise	$94,898	$87,836	$90,968	$74,509	$58,219
Services	40,951	36,947	36,894	28,547	25,555
Investment and other	35,897	33,055	31,623	31,476	25,221
Funeral home revenues
Merchandise	10,435	9,701	9,249	4,655	2,696
Services	15,111	13,664	14,714	6,127	3,422

Total revenues	197,292	181,203	183,448	145,314	115,113

Cost of goods sold (exclusive of depreciation shown separately below):
Perpetual care	5,094	4,727	4,326	3,553	3,109
Merchandise	18,435	17,067	18,556	16,118	11,583
Cemetery expense	48,784	41,246	41,651	30,767	24,344
Selling expense	38,245	34,123	34,806	29,245	23,186
General and administrative expense	24,591	22,498	21,372	15,684	12,801
Overhead (including unit-based compensation of $711 in 2010, $1,576 in 2009, $2,262 in 2008, $4,741 in 2007 and $1,212 in 2006 (1)	24,379	22,370	21,293	24,991	19,795
Depreciation and amortization	8,845	6,528	5,029	3,891	3,501
Funeral home expense
Merchandise	4,001	3,716	3,684	1,575	1,004
Services	9,752	9,275	9,073	4,198	2,285
Other	6,184	6,015	6,308	2,649	1,547
Acquisition related costs	5,715	1,072	—	—	—

Total costs and expenses	194,025	168,637	166,098	132,671	103,155

Operating profit	3,267	12,566	17,350	12,643	11,958
Gain on sale of funeral home	—	434	—	—	—
Gain on acquisitions	7,153	—	—	—	—
Increase (decrease) in fair value of interest rate swap	4,724	(2,681)	—	—	—
Expenses related to refinancing (2)	—	2,242	—	157	—
Interest expense	21,973	14,410	12,714	9,075	7,491

Income (loss) before income taxes	(6,829)	(6,333)	4,636	3,411	4,467
Income taxes (benefit)
State	(245)	808	304	398	438
Federal	(5,138)	(2,753)	(224)	227	989

Total income taxes	(5,383)	(1,945)	80	625	1,427

Net income (loss)	$(1,446)	$(4,388)	$4,556	$2,786	$3,040

Net income (loss) per limited partner (common) unit
Basic	$(0.10)	$(0.36)	$0.38	$0.30	$0.34
Diluted	$(0.10)	$(0.36)	$0.38	$0.30	$0.34

(1)	Includes a write-off of $571,000 in 2007 incurred in connection with a potential acquisition of a group of cemeteries in Michigan that we determined were unlikely to take place. Also includes bonuses of $1.8 million, $3.2 million and $2.0 million in 2010, 2007 and 2006 respectively, unit-based compensation of $0.7 million, $1.6 million, $2.3 million, $4.7 million and $1.2 million in 2010, 2009, 2008, 2007 and 2006 respectively and an $883,000 charge for the write-off of our investment in a management agreement in 2006 for an agreement that was subsequently terminated.
(2)	Represents write-downs in previously capitalized debt issuance costs.

Table 2: Balance Sheet Data

	Year ended December 31,
	2010	2009	2008	2007	2006
		(As Restated)
	(in thousands)
Cemetery property	$283,460	$228,048	$228,499	$187,552	$171,714
Total assets (1)	1,147,119	855,301	738,240	816,862	629,592
Deferred cemetery revenues, net (2)	388,403	259,323	193,017	220,942	196,103
Total debt	220,394	183,199	160,934	146,164	103,492
Total partners’ capital	$128,192	$111,937	$119,389	$136,746	$101,288

(1)	Includes the fair value of assets held in the merchandise and perpetual care trusts. Refer to Note 1 of our Consolidated Financial Statements for a detailed discussion of the consolidation rules for these assets.
(2)	Represents revenues to be recognized from the sale of merchandise and services. Refer to Note 1 of our Consolidated Financial Statements for a detailed discussion on the revenue recognition rules.

Table 3: Cash Flow and Other Financial Data

	Year ended December 31,
	2010	2009	2008	2007	2006
		(As Restated)
	(in thousands, except unit data)
Net cash provided by (used in):
Operating activities	$3,106	$14,729	$21,144	$18,973	$18,339
Investing activities	(49,551)	(12,180)	(17,046)	(86,777)	(14,625)
Financing activities	40,501	3,862	(10,830)	71,690	(725)

Change in assets and liabilities that provided (used) cash:
Merchandise trust	(13,517)	(6,133)	(453)	(5,223)	(3,517)
Merchandise liability	(2,401)	(4,332)	(5,366)	(7,171)	(8,109)

Capital expenditures
Maintenance capital expenditures	7,878	2,524	4,809	3,051	2,059
Expansion capital expenditures, including acquisitions	41,327	4,770	12,237	83,726	20,532

Distributions declared per common unit	$2.2500	$2.2200	$2.1600	$2.0450	$1.9500

Table 4: Operating Data

	Year ended December 31,
	2010	2009	2008	2007	2006
Interments performed	41,556	37,782	38,863	29,380	26,003
Cemetery revenues per interment performed	$4,141	$4,196	$4,104	$4,579	$4,192
Interment rights sold (1)
Lots	24,353	22,637	22,552	17,509	13,769
Mausoleum crypts (including pre-construction)	2,584	2,316	1,881	2,314	2,361
Niches	1,071	889	864	602	440

Net interment rights sold (1)	28,008	25,842	25,297	20,425	16,570

Number of contracts written	92,661	83,043	80,144	63,026	54,675
Aggregate contract amount, in thousands (excluding interest)	$221,895	$197,787	$187,093	$138,588	$116,407
Average amount per contract (excluding interest)	$2,395	$2,382	$2,334	$2,199	$2,129
Number of pre-need contracts written	45,193	39,043	35,599	29,546	24,999
Aggregate pre-need contract amount, in thousands (excluding interest)	$143,022	$124,997	$115,024	$89,486	$74,301
Average amount per pre-need contract (excluding interest)	$3,165	$3,202	$3,231	$3,029	$2,972
Number of at-need contracts written	47,468	44,000	44,545	33,480	29,676
Aggregate at-need contract amount, in thousands (excluding interest)	$78,873	$72,790	$72,068	$49,102	$42,106
Average amount per at-need contract (excluding interest)	$1,662	$1,654	$1,618	$1,467	$1,419

(1)	Net of cancellations. Sales of double-depth burial lots are counted as two sales.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and notes thereto included in Item 8 of this Annual Report on Form 10-K. Those notes also give more detailed information regarding the basis of presentation for the following information. Further, our 2009 results have been restated. Please refer to Note 18 of our consolidated financial statements included in Item 8 for a more detailed discussion.

Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K, including, but not limited to, information regarding the status and progress of our operating activities, the plans and objectives of our management, assumptions regarding our future performance and plans, and any financial guidance provided, as well as certain information in other filings with the SEC and elsewhere are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “project,” “expect,” “predict” and similar expressions identify these forward-looking statements. These forward-looking statements are made subject to certain risks and uncertainties that could cause actual results to differ materially from those stated, including, but not limited to, the following: uncertainties associated with future revenue and revenue growth; the effect of the current economic downturn; the impact of our significant leverage on our operating plans; our ability to service our debt and pay distributions; the decline in the fair value of certain equity and debt securities held in our trusts; our ability to attract, train and retain an adequate number of sales people; uncertainties associated with the volume and timing of pre-need sales of cemetery services and products; increased use of cremation; changes in the death rate; changes in the political or regulatory environments, including potential changes in tax accounting and trusting policies; our ability to successfully implement a strategic plan relating to producing operating improvements, strong cash flows and further deleveraging; uncertainties associated with the integration or anticipated benefits of our recent acquisitions or any future acquisitions; our ability to complete and fund additional acquisitions; our ability to maintain effective disclosure controls and procedures and internal control over financial reporting; and various other uncertainties associated with the death care industry and our operations in particular.

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

Cornerstone had been founded in 1999 by members of our management team and a private equity investment firm, which we refer to as McCown De Leeuw, in order to acquire a group of 123 cemetery properties and 4 funeral homes. Since that time, Cornerstone, succeeded by us, acquired 133 additional cemeteries and 54 funeral homes, entered into three long term cemetery operating agreements, built two funeral homes, exited from one long term cemetery operating agreement and sold one cemetery and two funeral homes.

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

On November 24, 2009, we completed the second follow on public offering of 1,275,000 common units at a price of $17.00 per unit representing a 9.5% interest in us. On December 7, 2009, we sold an additional 191,250 common units in connection with the exercise of the underwriter’s over-allotment option. In conjunction with this offering, our general partner contributed $0.5 million to maintain its 2% general partner interest. Total gross proceeds from these transactions were $25.4 million, before offering costs and underwriting discounts. Net proceeds, after deducting underwriting discounts and offering expenses were $24.2 million.

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

On September 22, 2010, we completed an additional follow on public offering of 1,725,000 common units, including an option to purchase up to 225,000 common units to cover over-allotments which was exercised in full by the underwriters, at a price of $24.00 per unit, representing a 10.9% interest in us. Total gross proceeds from these transactions were $41.4 million, before offering costs and underwriting discounts. Net proceeds of the offering, including the related capital contribution of our General Partner, after deducting underwriting discounts and offering expenses, were $39.6 million. The proceeds were used to pay off debt under our credit facilities.

On February 9, 2011, we completed a follow on public offering of 3,756,155 common units, including an option to purchase up to 731,155 common units to cover over-allotments which was exercised in full by the underwriters, at a price of $29.25 per unit, representing a 19.4% interest in us. Total gross proceeds from these transactions were approximately $109.9 million, before offering costs and underwriting discounts. . Net proceeds of the offering, including the related capital contribution of our General Partner, after deducting underwriting discounts and offering expenses, were approximately $106.0 million. The proceeds were used to pay off debt under our credit facilities and $35.0 million of debt outstanding on our Amended NPA Notes. As part of this transaction, selling unitholders also sold 1,849,366 common units. We did not receive any of the proceeds generated by the sale of any units held by the selling unitholders.

Overview

Cemetery Operations

We are currently the second largest owner and operator of cemeteries in the United States. As of December 31, 2010, we operated 257 cemeteries in 25 states and Puerto Rico. We own 236 of these cemeteries, and we operate the remaining 21 under management or operating agreements with the nonprofit cemetery corporations that own the cemeteries. As a result of the agreements, other control arrangements and applicable accounting rules, we have treated 15 of these cemeteries as acquisitions for accounting purposes. There were three cemeteries to which we entered into a long-term operating agreement in the third quarter of 2010, and three cemeteries to which we entered into long-term operating agreements in 2009 that did not qualify as acquisitions for accounting purposes. The results of operations of these 6 cemeteries are included in our results of operations from the date we began operating the properties.

We sell cemetery products and services both at the time of death, which we refer to as at-need, and prior to the time of death, which we refer to as pre-need. During the year ended December 31, 2010, we performed 41,556 burials and sold 28,008 interment rights (net of cancellations) compared to 37,782 and 25,842 in 2009 and 38,863 and 25,297 in 2008, respectively. Cemetery revenues accounted for approximately 87.1%, 87.1% and 86.9% during the years ended December 31, 2010, 2009 and 2008, respectively.

Our results of operations for our Cemetery Operations are determined primarily by the volume of sales of products and services and the timing of product delivery and performance of services. We derive our cemetery revenues primarily from:

•	at-need sales of cemetery interment rights, merchandise and services, which we recognize as revenue when we have delivered the related merchandise or performed the service;

•	pre-need sales of cemetery interment rights, which we generally recognize as revenues when we have collected 10% of the sales price from the customer;

•	pre-need sales of cemetery merchandise, which we recognize as revenues when we satisfy the criteria specified below for delivery of the merchandise to the customer;

•	pre-need sales of cemetery services which we recognize as revenues when we perform the services for the customer;

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

Pre-need Sales

As previously noted, we do not recognize revenue on pre-need sales of merchandise and services until we have delivered the merchandise or performed the services. Accordingly, deferred revenues from pre-need sales and related merchandise trust earnings are reflected as a liability on our balance sheet in deferred cemetery revenues, net.

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

Contracts related to pre-need installment sales are usually for a period not to exceed 60 months, with payments of principal and interest required. Pre-need sales contracts normally contain provisions for both principal and interest. For those contracts that do not bear a market rate of interest, we impute such interest based upon the prime rate plus 150 basis points, which resulted in a rate of 4.75%, 4.75% and 9.0% during 2010, 2009 and 2008, respectively.

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

At-need Sales

Revenue on at-need merchandise sales is deferred until the time that such merchandise is delivered. The lag between the contract origination and delivery is normally minimal. At-need sales of products and services are generally required to be paid for in full at the time of sale. At that time, we will deposit amounts, as legally required, into our perpetual care trusts. We are not required to deposit any amounts from our at-need sales into merchandise trusts.

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

Funeral Home Operations

As of December 31, 2010, we owned and operated 58 funeral homes. These properties are located in seventeen states and Puerto Rico. Thirty-one of our funeral homes are located on the grounds of cemeteries that we own.

We derive revenues at our funeral homes from the sale of funeral home merchandise, including caskets and related funeral merchandise, and services, including removal and preparation of remains, the use of our facilities for visitation, worship and performance of funeral services and transportation services. We sell these services and merchandise almost exclusively at the time of need utilizing salaried licensed funeral directors. Funeral home revenues accounted for approximately 12.9%, 12.9% and 13.1% during the years ended December 31, 2010, 2009 and 2008 respectively.

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

Revenues by State

The following table shows the percentage of revenues attributable to each of the states in which we operate for the periods presented:

	Year ended December 31,
	2010	2009	2008
Alabama	4.6%	4.6%	4.7%
California	9.7%	10.2%	11.0%
Florida	0.1%	0.1%	1.8%
Georgia	1.6%	1.6%	1.8%
Illinois	2.7%	2.4%	2.4%
Indiana	5.2%	2.4%	2.6%
Kansas	1.1%	1.6%	1.5%
Maryland	6.6%	7.3%	8.0%
Michigan	5.0%	1.3%	1.3%
Missouri	1.3%	1.5%	1.6%
New Jersey	7.8%	8.0%	9.8%
North Carolina	6.2%	6.3%	5.7%
Ohio	9.3%	8.2%	6.6%
Oregon	3.2%	4.2%	3.7%
Pennsylvania	15.3%	17.0%	17.6%
South Carolina	2.2%	2.5%	1.1%
Tennessee	2.4%	2.4%	2.1%
Virginia	7.1%	8.1%	8.5%
West Virginia	5.9%	7.3%	6.7%
All others	2.7%	3.0%	1.5%

Total	100.0%	100.0%	100.0%

Principal Products and Services

The following table shows the percentage of revenues attributable to our principal products, services and other items during the periods presented:

	Year ended December 31,

	2010	2009	2008
Pre-need sales:
Burial lots	9.6%	9.8%	9.1%
Mausoleum crypts	5.2%	4.7%	5.7%
Markers	4.6%	5.6%	4.8%
Grave marker bases	1.2%	1.4%	1.2%
Burial vaults	5.6%	5.0%	4.4%
Lawn crypts	1.5%	1.0%	0.8%
Caskets	1.0%	1.5%	2.5%
Initial openings and closings (1)	6.3%	5.9%	5.1%
Other (2)	5.3%	5.3%	3.5%

Total pre-need sales	40.3%	40.2%	37.1%

Interest from pre-need sales	2.9%	3.2%	2.9%

Investment income from trusts:
Perpetual care trusts	7.3%	7.0%	7.5%
Merchandise trusts	2.1%	3.8%	3.6%

Total investment income from trusts	9.4%	10.8%	11.1%

At-need sales
Openings and closings (3)	13.0%	12.5%	12.8%
Markers	7.7%	7.6%	9.4%
Burial lots	3.8%	3.9%	4.0%
Mausoleum crypts	1.3%	1.6%	1.5%
Grave marker bases	1.6%	1.5%	2.2%
Foundations and inscriptions (4)	1.0%	1.0%	1.2%
Burial vaults	1.7%	1.8%	2.0%
Other (5)	2.5%	1.8%	1.9%

Total at-need sales	32.6%	31.7%	35.0%

Funeral home revenues	12.9%	12.9%	13.1%
Other revenues (6)	1.9%	1.2%	0.8%

Total revenues	100.0%	100.0%	100.0%

(1)	Installation of the burial vault into the ground.
(2)	Includes revenues from niches, mausoleum lights, cremations, pet cemeteries, installation of burial vaults and markers sold to our customers by third parties and pre-need sales made in connection with the relocation of other cemetery interment rights. Also includes document processing fees on pre-need contracts and fees from sales of travel care protection, which covers shipping costs of a body if death occurs more than 100 miles from the place of residence.
(3)	Installation of the burial vault into the ground and the placement of the casket into the vault.
(4)	Installation of the marker on the ground and its inscription.
(5)	Includes revenues from lawn crypts, decorative lights installed on mausoleum crypts, installations of burial vaults, markers sold to our customers by third parties, cremation fees and document-processing fees on at-need contracts.
(6)	Includes sales of manufactured burial vaults to third parties, sales of cemetery and undeveloped land, commissions from sales of pre-need funeral and death benefit insurance policies provided through a third-party insurer and other miscellaneous revenues.

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

The income earned on funds held in perpetual care trusts and merchandise trusts can be materially affected by fluctuations in interest rates, dividend payments, and in the case of merchandise trusts, by the performance of the stock market. Investment income from trusts accounted for 9.3%, 10.8%, and 11.1% of our 2010, 2009 and 2008 total revenues respectively. During 2010, 2009 and 2008 our average annual rates of return (not including changes in unrealized gains and losses) on funds held in merchandise trusts were 3.7%, 7.2% and 6.1%, respectively, while our average annual rates of return on funds held in perpetual care trusts were 7.1%, 8.3% and 8.1%, respectively. Past performance is not indicative of future performance.

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

We have seen substantial improvement in certain areas since that time. At December 31, 2009, the ratio of the fair value to the amortized cost of our merchandise trust assets had improved to 88.5%, as compared to 70.4% at December 31, 2008. As the financial markets continued to improve in 2010, we continued to monitor our invested assets in our merchandise and perpetual care trusts and in the third quarter of 2010, we determined that some of these assets were impaired, and we took a charge of approximately $13.3 million and $14.8 million, respectively. As of December 31, 2010, the market value of the assets in our merchandise trust and perpetual care trust, exceeds its amortized cost by 3.7% and 6.5%, respectively.

Further, we were able to raise capital via a follow on public offering of our common units, representing a limited partnership interest in us in September of 2010 and both a private offering of senior debt and a follow on public offering of our common units, representing a limited partnership interest in us in 2009. The value of pre-need and at-need contracts written has not deteriorated and values for the year ended December 31, 2010 generally outpace values from 2009.

We will continue to monitor evolving economic conditions and plan accordingly.

Recent Developments

On February 9, 2011, we completed a follow on public offering of 3,756,155 common units, including an option to purchase up to 731,155 common units to cover over-allotments which was exercised in full by the underwriters, at a price of $29.25 per unit, representing a 19.4% interest in us. Total gross proceeds from these transactions were approximately $109.9 million, before offering costs and underwriting discounts. . Net proceeds of the offering, including the related capital contribution of our General Partner, after deducting underwriting discounts and offering expenses, were approximately $106.0 million. The proceeds were used to pay off debt under our credit facilities and $35.0 million of debt outstanding on our Amended NPA Notes. As part of this transaction, selling unitholders also sold 1,849,366 common units. We did not receive any of the proceeds generated by the sale of any units held by the selling unitholders.

Change in Market Value of Trust Assets

We have a substantial portfolio of invested assets in both our merchandise trust and the perpetual care trust. Both trusts have a mix of cash and cash equivalents, fixed maturity debt securities and equity securities. A critical issue for us had been the decline in the fair value of equity and (to a lesser degree) fixed maturity debt securities held in our trusts. This decline took place primarily during the last six months of 2008. Since that time, the financial markets have been slowly recovering. In the third quarter of 2010, we determined that some of the assets in our trusts had been impaired and we took an impairment charge of approximately $13.1 million related to assets in our merchandise trust and a charge of approximately $14.8 million related to our assets in our perpetual care trust. This charge is deferred until such time that we deliver the merchandise or perform the services for which the trust assets are set aside. The impairment charge reduced the cost basis of the assets to their fair value. As of December 31, 2010, the aggregate post write-down fair value of the assets in both our merchandise trust and perpetual care trust exceeds their amortized cost basis.

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

Our primary risk related to the assets in the perpetual care trust relate to the interest and dividends paid and released to us and used to defray cemetery maintenance costs. Any material reduction in this income stream could have a material effect on our financial condition, results of operations and liquidity. Interest income earned on perpetual care trust assets was approximately $ 14.9 million, $12.6 million and $13.7 million during the year ended December 31, 2010, 2009 and 2008 respectively.

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

At December 31, 2010, the merchandise trust had approximately $40.7 million in cash and cash equivalents. This amount functions to mitigate the risk of liquidating impaired assets. In evaluating the sufficiency of this amount as to its effectiveness in mitigating the risk of liquidating impaired assets, we have considered the net inflows and outflows of cash into the trust in recent prior periods. These net inflows and outflows are a function of both sales originations and the corresponding trust deposits and meeting the criteria for releasing funds. Total net cash inflows into the merchandise trust for the year ended December 31, 2010 were approximately $68.9 million, which includes an inflow of $72.2 million related to acquisitions made in 2010.

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

The Profitability Measure is primarily related to the current period value of contracts written, investment income from the merchandise and perpetual care trust, and current expenses incurred. The revenue recognition rules that we must follow for GAAP purposes is not considered. We have not seen any material decline in the value of contracts written due to current economic conditions. The aggregate value of cemetery contracts written increased by $24.1 million for the year ended December 31, 2010 compared to the year ended December 31, 2009. Additionally, associated expenses have remained relatively stable.

The coverage ratio relates to the excess of the Profitability Measure less distributions made to partners over fixed charges. We were in compliance with this ratio at December 31, 2010.

The leverage ratio relates to the ratio of consolidated debt to the Profitability Measure. We were in compliance with this ratio at December 31, 2010.

Net Income, Operating Cash Flows and Partner Distributions

The table below details net income, operating cash flows and partner distributions made in 2010, 2009 and 2008 respectively:

	Year ended December 31,
	2010	2009	2008
	(in thousands)
Net income (loss)	$(1,446)	$(4,388)	$4,556
Operating cash flows	3,106	14,729	21,144
Partner distributions	$32,443	$27,253	$25,658

Cash flows from operations for the years ended December 31, 2010, 2009 and 2008 were $3.1, $14.7 million and $21.1 million, respectively, which exceeded our net income (loss) of ($1.4 million), ($4.4 million) and $4.6 million, respectively, during the same periods. The differences between our operating cash flows and net income are in large part attributable to the fact that various cash inflows for payments of amounts due under pre-need sales contracts were not and are not as of yet recognized as revenues as we had not and have not met the delivery criteria for revenue recognition. Although there is no assurance, we expect that the trend of operating cash flows exceeding net income will continue into the foreseeable future.

Segment Reporting and Related Information

The Company is organized into five distinct reportable segments which are classified as Cemetery Operations—Southeast, Cemetery Operations—Northeast, Cemetery Operations—West, Funeral Homes, and Corporate.

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

Consolidation

Our historical operations are part of a consolidated group for financial reporting purposes that include the cemeteries we operate under long-term operating agreements. We currently operate 21 cemeteries under these long-term operating agreements. Intercompany balances and transactions have been eliminated in consolidation.

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

In addition to amounts deferred on new contracts, investment income and unrealized gains on our merchandise trust, deferred cemetery revenues, net includes deferred revenues from pre-need sales that were entered into by entities prior to the acquisition of those entities by us, including entities that were acquired by Cornerstone Family Services, Inc. upon its formation in 1999. We provide for a reasonable profit margin for these deferred revenues (deferred margin) to account for the future costs of delivering products and providing services on pre-need contracts that we acquired through acquisitions. Deferred margin amounts are deferred until the merchandise is delivered or services are performed.

Accounts Receivable Allowance for Cancellations

At the time of a pre-need sale, we record an account receivable in an amount equal to the total contract value less any cash deposit paid net of an estimated allowance for cancellations.

The allowance for cancellations is established based upon our estimate of expected cancellations and historical experiences and is currently approximately 10% of total contract values. Future cancellation rates may differ from this current estimate. We will continue to evaluate cancellation rates and will make changes to the estimate should the need arise. Actual cancellations did not vary significantly from the estimates of expected cancellations at December 31, 2010 and December 31, 2009, respectively.

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

The Company’s general partner’s agreement contains incentive distribution rights (“IDR’s”’) and such IDR’s are detachable from the general partner units (i.e. can be sold on a stand alone basis). As a result, we must consider the IDR’s to be a separate class of ownership interest and allocate and disclose TPE to such class by itself. For all periods presented, the Company distributed dividends in excess of earnings. As such, there was no allocation of TPE to the IDR’s. Accordingly, the Consolidated Statement of Changes in Partners’ Capital only reflects amounts allocated to general and common partners.

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

As of December 31, 2010, our taxable corporate subsidiaries had a federal net operating loss carryover of approximately $124.9 million, which will begin to expire in 2019 and a state net operating loss carry-forward of approximately $170.4 million, a portion of which expires annually. Our ability to use such federal net operating losses may be limited by changes in the ownership of our units deemed to result in an “ownership change” under the applicable provisions of the Internal Revenue Code of 1986, as amended.

Recent Accounting Pronouncements

In the third quarter of 2010, the FASB issued Update No. 2010-20—Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“Update 2010-20”). Update 2010-20 is a disclosure only update that requires entities to disaggregate their financing receivable portfolio between portfolio segments and classes of financing receivables within each segment. Certain disclosures then must be made at both the portfolio segment and class level. We adopted Update 2010-20 beginning in the fourth quarter of 2010. As this is a disclosure only update, the adoption of Update 2010-20 did not impact on our financial position, results of operations or cash flows.

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

Disclosure requirements 1, 3 and 4 are applicable for all periods beginning after December 15, 2009. Disclosure requirement 2 is applicable for all periods beginning after December 15, 2010. We have adopted disclosure requirements 1, 3 and 4 as of January 1, 2010 and requirement 2 as of January 1, 2011. As this is a disclosure only requirement, there was no impact on our financial position, results of operations or cash flows.

Results of Operations—Segments

Year Ended December 31, 2010 versus Year Ended December 31, 2009

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

We account for and analyze the results of operations for each of these segments on a basis of accounting that is different from generally accepted accounting principals in so much that we record revenues and related expenses based upon the value of contracts written rather than upon the delivery of merchandise and services. We reconcile these non-GAAP accounting results of operations to GAAP based amounts at the consolidated level. This reconciliation is included in Note 14 to the consolidated financial statements included in this Annual Report on Form 10-K.

The method of accounting we utilize to analyze our segment results of operations provides for a production based view of our business. Accordingly, the ensuing segment discussion is on a basis of accounting that differs from generally accepted accounting principles. We believe that this method allows for a critical understanding of any economic value added during a given period of time.

During 2010, we acquired 19 cemeteries and 6 funeral homes and began operating 3 cemeteries under a long-term operating agreement. Of the cemeteries we acquired or began operating, 19 were in our Cemetery Operations-West segment. Our 2010 acquisitions did not have a meaningful impact on the results of operations in our Cemetery Operations-Southeast or Cemetery Operations-Northeast segments.

In prior periods, we have included in our segment discussion amounts and variations of interest expense allocated to such segment. Upon further review, we have concluded that as segments and segment managers have no control over total corporate interest expense nor the amount allocated to their segment, such discussion does not add to the understanding of how each segment performed. Accordingly, we no longer include a discussion of interest expense at the segment level.

Cemetery Operations—Southeast

The table below compares the results of operations for our Cemetery Operations—Southeast for the year ended December 31, 2010 as compared to the year ended December 31, 2009:

	Year ended December 31,
	2010	2009	Change ($)	Change (%)
		(As Restated)
	(In thousands)
	(non-GAAP)
Total revenues	$104,576	$99,732	$4,844	4.9%
Total costs and expenses	73,764	69,317	4,447	6.4%

Operating earnings	$30,812	$30,415	$397	1.3%

Revenues

Revenues for Cemetery Operations—Southeast were $104.6 million for the year ended December 31, 2010, an increase of $4.8 million, or 4.9%, compared to $99.7 million during 2009.

The increase was primarily due to increases in the value of pre-need contracts written of $5.5 million and at-need contracts written of $1.2 million, offset in part by a net decrease in investment income from our merchandise and perpetual care trusts of $1.5 million.

Total costs and expenses

Total costs and expenses for Cemetery Operations—Southeast were $73.8 million for the year ended December 31, 2010, an increase of $4.5 million, or 6.4%, compared to $69.3 million during 2009.

The increase was primarily related to:

•	A $0.1 million increase in cost of goods sold. This was attributable in part to the corresponding increase in the value of pre-need and at-need contracts written, offset by a change in product mix.

•

A $2.1 million increase in selling expenses. This was also directly attributable to the corresponding increase in the value of pre-need and at-need contracts written. The ratio of selling expenses to the total value of contracts written increased to 26.3% during the year ended December 31, 2010 compared to 25.9% during 2009.

•

A $1.9 million increase in cemetery expenses. The increase was primarily due to increases in repair and maintenance costs of $0.6 million, labor costs of $0.5 million, real estate taxes of $0.4 million and utility and fuel costs of $0.2 million.

•	A $0.5 million increase in general and administrative expenses. This was primarily due to an increase in professional fees of $0.3 million and labor costs of $0.2 million.

Cemetery Operations—Northeast

The table below compares the results of operations for our Cemetery Operations—Northeast for the year ended December 31, 2010 as compared to the year ended December 31, 2009:

	Year ended December 31,
	2010	2009	Change ($)	Change (%)
	(In thousands) (non-GAAP)
Total revenues	$56,744	$54,193	$2,551	4.7%
Total costs and expenses	40,011	37,611	2,400	6.4%

Operating profit	$16,733	$16,582	$151	0.9%

Revenues

Revenues for Cemetery Operations—Northeast were $56.7 million for the year ended December 31, 2010, an increase of $2.6 million, or 4.7%, compared to $54.2 million during 2009. A $1.3 million increase in the value of pre-need contracts written and a $0.9 million increase in investment income from trusts were offset by a $0.4 million decrease in the value of at-need contracts written. There was also an increase of $0.8 million related to the sale of assets.

Total costs and expenses

Total costs and expenses for Cemetery Operations—Northeast were $40.0 million for the year ended December 31, 2010, an increase of $2.4 million, or 6.4%, compared to $37.6 million during 2009.

The increase was primarily related to:

•

A $1.2 million increase in cost of goods sold. The ratio of cost of goods sold to the total value of contracts written increased by 250 basis points to 18.7% during the year ended December 31, 2010 as compared to 16.2% during 2009.

•

A $0.6 million increase in selling expenses. This was also directly attributable to the corresponding increase in the value of pre-need and at-need contracts written. The ratio of selling expenses to the total value of contracts written increased to 24.7% during the year ended December 31, 2010 compared to 23.9% during 2009.

•	A $0.6 million increase in cemetery expenses driven by an increase of $0.5 million in repair and maintenance costs.

Cemetery Operations—West

The table below compares the results of operations for our Cemetery Operations—West for the year ended December 31, 2010 as compared to the year ended December 31, 2009:

	Year ended December 31,
	2010	2009	Change ($)	Change (%)
	(In thousands) (non-GAAP)
Total revenues	$60,524	$39,957	$20,567	51.5%
Total costs and expenses	39,633	27,422	12,211	44.5%

Operating earnings	$20,891	$12,535	$8,356	66.7%

Revenues

Revenues for Cemetery Operations—West were $60.5 million for the year ended December 31, 2010, an increase of $20.6 million, or 51.5%, compared to $40.0 million during 2009. The increase was primarily related to a $7.4 million increase in the value of pre-need contracts written, a $6.2 million increase in the value of at-need contracts written, and a $6.4 million increase in investment income from trusts. Further, 19 of the cemeteries we acquired during 2010 were located in the West and accounted for $20.1 million of the overall increase in revenues.

Total costs and expenses

Total costs and expenses for Cemetery Operations—West were $39.6 million for the year ended December 31, 2010, an increase of $12.2 million, or 44.5%, compared to $27.4 million during 2009. As noted above, the overall increase is primarily driven by the cemeteries we acquired or began operating in 2010.

The increase was primarily related to:

•

A $1.5 million increase in cost of goods sold. This increase is directly attributable to the corresponding increase in the value of pre-need and at-need contracts written. The ratio of cost of goods sold to the total value of contracts remained relatively consistent decreasing 70 basis points to 12.7% during the year ended December 31, 2010 as compared to 13.4% during 2009.

•

A $3.3 million increase in selling expenses. This increase is also directly attributable to the corresponding increase in the value of pre-need and at-need contracts written. The ratio of selling expenses to the total value of contracts written increased to 24.0% during the year ended December 31, 2010 compared to 23.8% during 2009.

•

A $4.9 million increase in cemetery expenses. This consisted of a $2.5 million increase in labor costs, a $1.3 million increase in repair and maintenance costs, $0.4 million increase in utility and fuel related costs and a $0.4 million increase in real estate taxes.

•

A $2.5 million increase in general and administrative expenses which was primarily driven by an increase of $1.1 million in labor related costs, $0.7 million in varied non-labor related costs and $0.7 million in depreciation expense, primarily as a result of the 19 cemeteries we acquired during 2010.

Funeral Homes Segment

Unlike our cemetery operations segment, there is no substantial lag between the sale and delivery of funeral home product and services. Accordingly, the production based view and resulting numbers that management utilizes to analyze our funeral home business does not differ from GAAP accounting for this segment.

The table below compares the results of operations for our Funeral Home segment for the year ended December 31, 2010 as compared to the year ended December 31, 2009:

	Year ended December 31,
	2010	2009	Change ($)	Change (%)
	(In thousands) (non-GAAP)
Total revenues	$25,546	$23,365	$2,181	9.3%
Total costs and expenses	21,591	20,107	1,484	7.4%

Operating profit	$3,955	$3,258	$697	21.4%

Revenues

Revenues for the Funeral Home segment were $25.6 million for the year ended December 31, 2010, an increase of $2.2 million, or 9.3%, compared to $23.4 million during 2009.

The increase is primarily attributable to the acquisition of six funeral homes during 2010.

Total costs and expenses

Total costs and expenses for the Funeral Home segment were $21.6 million for the year ended December 31, 2010, an increase of $1.5 million, or 7.4%, compared to $20.1 million during 2009. This increase was also primarily related to the acquisition of six funeral homes during 2010. The largest portion of the increase consists of $0.5 million in labor costs and $0.6 million of depreciation expense.

Corporate Segment

In prior reports, we have included amounts in the Corporate segment that are not included in operating profit but are included in earnings before taxes. Beginning this year, we will no longer present amounts not included in operating profits. All segment related income statement information will be limited to operating profits. We believe that this is a more effective method of evaluating segment results and will provide for a more concise view of segment results for the users of these financial statements. Prior year information has been recast to conform to the current year presentation.

Amounts allocated to the Corporate segment include each of the following:

•	Miscellaneous selling, cemetery and general administrative expenses that are not allocable to other operating segments.

•	Various home office and other expenses. These expenses equal the total corporate expenses as shown on the face of the income statement.

•	Certain depreciation and amortization expenses.

•	Acquisition related costs.

The table below details expenses incurred by the Corporate segment for the year ended December 31, 2010 and December 31, 2009:

	Year ended December 31,
	2010	2009	Change ($)	Change (%)
		(As Restated)
	(In thousands) (non-GAAP)
Selling, cemetery and general and administrative expenses	$619	$908	$(289)	-31.8%
Depreciation and amortization	3,804	2,608	1,196	45.9%
Acquisition related costs	5,715	1,072	4,643	433.1%
Corporate expenses
Corporate personnel expenses	12,575	10,382	2,193	21.1%
Other corporate expenses	11,804	11,988	(184)	-1.5%

Total corporate overhead	24,379	22,370	2,009	9.0%

Total corporate expenses	$34,517	$26,958	$7,559	28.0%

Selling, cemetery and general administrative expenses that were allocated to the corporate segment were $0.6 million during the year ended December 31, 2010, a decrease of $0.3 million, or 31.8%, compared to $0.9 million for the year ended December 31, 2009. The decrease was primarily caused by a decrease in salesperson’s bonuses and advertising costs.

Depreciation and amortization allocated to the corporate segment was $3.8 million during the year ended December 31, 2010, an increase of $1.2 million, or 45.9%, compared to $2.6 million for the year ended December 31, 2009. The increase was primarily caused by an increase in the amortization of deferred financing fees.

Acquisition related costs include legal fees and other third party costs incurred in acquisition related activities. Acquisition related costs were $5.7 million during the year ended December 31, 2010, an increase of $4.6 million, or 433.1%, compared to $1.1 million for the year ended December 31, 2009. The increase in these costs is directly related to the increase in acquisition activity that we had during the year ended December 31, 2010.

Total corporate overhead expenses were $24.4 million during the year ended December 31, 2010, an increase of $2.0 million, or 9.0%, compared to $22.4 million during the year ended December 31, 2009. The overall increase consists of an increase in personnel related expenses of $2.2 million and a decrease of $0.2 million in non-personnel expenses. The increase in personnel related expenses was primarily attributable to an increase of $1.8 million in bonus expenses, with the remained being attributable to increased salary and payroll tax expenses.

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

The table below analyzes results of operations and the changes therein for the year ended December 31, 2010 compared to the year ended December 31, 2009. The table is structured so that our readers can determine whether changes were based upon changes in the level of merchandise and services and other revenues generated during each period and/or changes in the timing of when merchandise and services were delivered:

	Year ended December 31, 2010			Year ended December 31, 2009			Change in GAAP results ($)	Change in GAAP results (%)
	(in thousands)			(As Restated) (in thousands)
	Segment Results (non-GAAP)	Non-segment Results	GAAP Results	Segment Results (non-GAAP)	Non-segment Results	GAAP Results
Revenues
Pre-need cemetery revenues	$113,183	$(34,089)	$79,094	$99,773	$(26,930)	$72,843	$6,251	8.6%
At-need cemetery revenues	71,764	(6,743)	65,021	63,970	(6,549)	57,421	7,600	13.2%
Investment income from trusts	28,511	(10,136)	18,375	22,706	(3,180)	19,526	(1,151)	-5.9%
Interest income	5,649	—	5,649	5,834	—	5,834	(185)	-3.2%
Funeral home revenues	25,546	—	25,546	23,365	—	23,365	2,181	9.3%
Other cemetery revenues	2,747	860	3,607	1,613	601	2,214	1,393	62.9%

Total revenues	247,400	(50,108)	197,292	217,261	(36,058)	181,203	16,089	8.9%

Costs and expenses
Cost of goods sold	29,865	(6,336)	23,529	27,016	(5,222)	21,794	1,735	8.0%
Cemetery expense	48,784	—	48,784	41,246	—	41,246	7,538	18.3%
Selling expense	47,400	(9,155)	38,245	41,652	(7,529)	34,123	4,122	12.1%
General and administrative expense	24,591	—	24,591	22,498	—	22,498	2,093	9.3%
Corporate overhead	24,379	—	24,379	22,370	—	22,370	2,009	9.0%
Depreciation and amortization	8,845	—	8,845	6,528	—	6,528	2,317	35.5%
Funeral home expense	19,937	—	19,937	19,006	—	19,006	931	4.9%
Acquisition related costs	5,715	—	5,715	1,072	—	1,072	4,643	n/a

Total costs and expenses	209,516	(15,491)	194,025	181,388	(12,751)	168,637	25,388	15.1%

Operating profit	$37,884	$(34,617)	$3,267	$35,873	$(23,307)	$12,566	$(9,299)	-74.0%

Revenues

Pre-need cemetery revenues were $79.1 million for the year ended December 31, 2010, an increase of $6.3 million, or 8.6%, as compared to $72.8 million during 2009. There was a substantial increase in the value of contracts written ($13.4 million), which was offset by an increase in deferred revenue ($7.1 million).

At-need cemetery revenues were $65.0 million for the year ended December 31, 2010, a increase of $7.6 million, or 13.2%, as compared to $57.4 million during 2009. The value of contracts written increased $7.1 million while the change in deferred revenues remained relatively consistent.

Investment income from trusts was $18.4 million for the year ended December 31, 2010, a decrease of $1.2 million, or 5.9%, as compared to $19.5 million during 2009. The overall decline in investment income consists of an increase of $5.8 million of investment income on a segment basis, offset by an adjustment of $7.0 million related to funds for which we have not met the requirements that would allow us to recognize them as revenue.

Interest income on accounts receivable was $5.6 million for the year ended December 31, 2010, a decrease of $0.2 million, or 3.2%, as compared to $5.8 million during 2009.

Revenues for the Funeral Home segment were $25.5 million for the year ended December 31, 2010, an increase of $2.2 million, or 9.3%, compared to $23.4 million during 2009. The increase was primarily attributable to the acquisition of six funeral homes during 2010.

Other cemetery revenues include miscellaneous items that are not grouped with our cemetery merchandise and services. Other cemetery revenues were $3.6 million for the year ended December 31, 2010, an increase of $1.4 million, or 62.9%, as compared to $2.2 million during 2009. The increase was primarily related to a $0.8 million increase in asset sales revenue.

Costs and Expenses

Cost of goods sold were $23.5 million for the year ended December 31, 2010, an increase of $1.7 million, or 8.0%, as compared to $21.8 million in 2009. The increase was primarily due to the associated increase in (combined) pre-need and at-need cemetery revenues. The ratio of cost of goods sold to pre-need and at-need cemetery revenues remained relatively consistent as it slightly decreased to 16.3% for the year ended December 31, 2010 as compared to 16.7% during 2009.

Cemetery expenses were $48.8 million during the year ended December 31, 2010, an increase of $7.5 million, or 18.3%, compared to $41.3 million during 2009. The major components of the increase consisted of $3.0 million for labor costs, $2.4 million for repair and maintenance costs, $0.8 million for real estate taxes and $0.6 million in utility and fuel costs. Approximately $5.0 million of the increase in cemetery expenses can be attributable to the 19 cemeteries we acquired and 3 cemeteries we began operating during the year. Cemetery expenses relate to the current costs of managing and maintaining our cemetery properties. These costs are expensed as incurred and are not deferred. Accordingly, from a margin standpoint, the most effective gauge of measuring cemetery expenses is as a ratio of segment level pre-need and at-need cemetery revenues. The ratio of cemetery expenses to segment level pre-need and at-need cemetery revenues was 26.4% during the year ended December 31, 2010 as compared to 25.2% during 2009.

Selling expenses were $38.2 million during the year ended December 31, 2010, an increase of $4.1 million, or 12.1%, as compared to $34.1 million in 2009. The increase was primarily caused by the associated increase in (combined) pre-need and at-need cemetery revenues. The majority of our selling expenses are directly related to sales commissions and bonuses. The ratio of cost of selling expenses to segment level pre-need and at-need cemetery revenues increased to 20.7% for the year ended December 31, 2010 as compared to 20.8% during 2009.

General and administrative expenses were $24.6 million during the year ended December 31, 2010, an increase of $2.1 million, or 9.3%, as compared to $22.5 million during 2009. The increase was split between an increase of $1.2 million in labor costs and $0.9 million in non-labor costs. General and administrative expenses are expensed as incurred and are not deferred. Accordingly, from a margin standpoint, the most effective gauge of measuring general and administrative expenses is as a ratio of segment level pre-need and at-need cemetery revenues. The ratio of general and administrative expenses to segment level pre-need and at-need cemetery revenues was 13.3% during the year ended December 31, 2010 as compared to 13.7% during 2009.

Total corporate overhead was $24.4 million during the year ended December 31, 2010, an increase of $2.0 million, or 9.0%, compared to $22.4 million during 2009. Overall, personnel related expenses increased $2.2 million and non-personnel expenses decreased $0.2 million. The increase in personnel related expense was primarily attributable to bonuses of $1.8 million with the remaining attributable to an increase in salary payroll tax expenses.

Depreciation and amortization was $8.8 million during the year ended December 31, 2010, an increase of $2.3 million, or 35.5%, as compared to $6.5 million during the period last year. The increase was primarily due to increases in amortized deferred financing fees and the increases in amortization of covenants not to compete related to our 2010 acquisitions.

Funeral Home expenses were $19.9 million for the year ended December 31, 2010, an increase of $0.9 million, or 4.9%, compared to $19.0 million during 2009. The largest portion of the increase consists of $0.5 million in labor costs. In addition, many other expense categories had slight increase as a result of the six funeral homes we acquired during 2010.

Non-segment Allocated Results

As previously mentioned, certain income statement amounts are not allocated to segment operations. These amounts are those line items that can be found on our income statement below operating profit and above income before income taxes.

The table below summarizes these items and the changes between the years ended December 31, 2010 and 2009:

	Year ended December 31,
	2010	2009	Change ($)	Change (%)
		(As Restated)
	(In thousands) (non-GAAP)
Gain on acquisition	$7,153	$—	$7,153	100.0%
Gain on sale of funeral home	—	434	(434)	-100.0%
Increase (decrease) in fair value of interest rate swap	4,724	(2,681)	7,405	-276.2%
Expenses related to refinancing	—	2,242	(2,242)	-100.0%
Interest expense	21,973	14,410	7,563	52.5%
Income tax (benefit)	$(5,383)	$(1,945)	$(3,438)	176.8%

The 2010 gains on acquisition relate primarily to our first quarter 2010 acquisition of eight cemeteries and five funeral homes ($7.1 million) and the acquisition of a single cemetery in the third quarter of 2010 ($0.1 million). Refer to Note 13 of our consolidated Financial Statements for a more detailed discussion.

We entered into two interest rate swaps during the fourth quarter of 2009. At December 31, 2009, these swaps had a fair value of ($2.7 million). We recorded this as a loss during 2009. In October of 2010, when the swaps were in a favorable position to us, we elected to early terminate our interest rate swap agreements. As a result, we received a payment of approximately $2.0 million at the time the agreement was settled. This payment combined with the reversal of the prior year’s interest rate swap liability has created the current year gain of $4.7 million.

The $2.2 million in expenses incurred due to refinancing activities related to the write-down of deferred financing fees that were recorded in conjunction with our fourth quarter 2009 private debt offering for which certain of the funds were used to pay down prior existing debt.

The increase in interest expense was primarily due to an overall increase in the average amount of debt outstanding and a higher average interest rate. At June 30, 2009, we had approximately $181.5 million in debt outstanding. At June 30, 2010, we had approximately $237.7 million in debt outstanding, at September 30, 2010, we had approximately $207.3 million outstanding and by December 31, 2010, we had approximately $222.0 million of debt outstanding. Further, in November of 2009, we retired $80.0 million of our Series A Notes bearing interest at 7.66% and $17.5 million of our Series B Notes bearing interest at 9.34%, with the proceeds generated from the issuance of $150.0 million of Senior Notes bearing interest at 10.25%. The combination of incurring additional debt and replacing existing debt with higher interest rate created the increase in interest expense.

The increase in the income tax benefit was primarily related to increased pre-tax losses at our corporate subsidiaries that are subject to corporate taxes.

Year Ended December 31, 2009 versus Year Ended December 31, 2008

Cemetery Operations—Southeast

The table below compares the results of operations for our Cemetery Operations—Southeast for the year ended December 31, 2009 as compared to the year ended December 31, 2008:

	Year ended December 31,
	2009	2008	Change ($)	Change (%)
	(As Restated)
	(In thousands) (non-GAAP)
Total revenues	$99,732	$88,638	$11,094	12.5%
Total costs and expenses	69,317	64,018	5,299	8.3%

Operating earnings	30,415	24,620	5,795	23.5%

Interest expense	6,516	5,163	1,353	26.2%

Earnings (losses) before taxes	$23,899	$19,457	$4,442	22.8%

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

Total costs and expenses

Total costs and expenses for Cemetery Operations – Southeast were $69.3 million for the year ended December 31, 2009, an increase of $5.3 million, or 8.3%, compared to $64.0 million during 2008.

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

Interest Expense

Interest expense for Cemetery Operations—Southeast was $6.5 million for the year ended December 31, 2009, an increase of $1.4 million, or 26.2%, compared to $5.1 million during the same period last year. This was primarily due to an overall increase in corporate wide interest expense which in turn was primarily due to an increase in total debt outstanding.

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

Revenues

Revenues for Cemetery Operations—Northeast were $54.2 million for both the year ended December 31, 2009 and 2008. A $1.3 million increase in the value of pre-need contracts written was offset by a $0.6 million decrease in the value of at-need contracts written and a $0.7 million decrease in investment income from trusts.

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

Cemetery Operations—West

The table below compares the results of operations for our Cemetery Operations—West for the year ended December 31, 2009 as compared to the year ended December 31, 2008:

	Year ended December 31,
	2009	2008	Change ($)	Change (%)
	(In thousands)
	(non-GAAP)
Total revenues	$39,957	$42,372	$(2,415)	-5.7%
Total costs and expenses	27,422	28,209	(787)	-2.8%

Operating earnings	12,535	14,163	(1,628)	-11.5%

Interest expense	3,082	2,696	386	14.3%

Earnings (losses) before taxes	$9,453	$11,467	$(2,014)	-17.6%

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

Funeral Home Segment

The table below compares the results of operations for our Funeral Home segment for the year ended December 31, 2009 as compared to the year ended December 31, 2008:

	Year ended December 31,
	2009	2008	Change ($)	Change (%)
	(In thousands)
	(non-GAAP)
Total revenues	$23,365	$23,963	$(598)	-2.5%
Depreciation and amortization	1,101	838	263	31.4%
Total costs and expenses	19,006	19,065	(59)	-0.3%

Operating earnings	3,258	4,060	(802)	-19.8%

Interest expense (a)	2,123	2,198	(75)	-3.4%

Earnings (losses) before taxes	$1,135	$1,862	$(727)	-39.0%

(a)	Included in interest income on the income statement.

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

Depreciation and amortization

Depreciation and amortization for the Funeral Home segment was $1.1 million for the year ended December 31, 2009, an increase of $0.3 million, or 31.4%, compared to $0.8 million during 2008. The increase was primarily related to an increase in depreciable assets.

Interest Expense

Interest expense for the Funeral Home segment was $2.1 million for the year ended December 31, 2009, a decrease of $0.1 million, or 3.4%, compared to $2.2 million during 2008. The slight decrease in the allocation of interest expense to the funeral home operations was primarily due to the slight decrease in funeral home revenues and the funeral home divested in 2009.

Corporate Segment

Amounts allocated to the Corporate segment include each of the following:

•	Miscellaneous selling, cemetery and general administrative expenses that are not allocable to other operating segments.

•	Various home office and other expenses. These expenses equal the total corporate expenses as shown on the face of the income statement.

•	Certain depreciation and amortization expenses.

•	Gains and losses and purchases and sales of cemetery and funeral home properties.

•	Gains and losses from changes in the fair value of derivatives.

•	Certain costs related to refinancing.

•	Acquisition related costs.

The table below details expenses incurred by the Corporate segment for the year ended December 31, 2009 and December 31, 2008:

	Year ended December 31,
	2009	2008	Change ($)	Change (%)
	(As Restated)
	(In thousands)
	(non-GAAP)
Selling, cemetery and general and administrative expenses	$908	$1,391	$(483)	-34.7%
Depreciation and amortization	2,608	1,381	1,227	88.8%
Acquisition related costs	1,072	—	1,072	n/a
Corporate personnel expenses	10,382	10,031	351	3.5%
Other corporate expenses	11,988	11,262	726	6.4%

Total corporate expenses	22,370	21,293	1,077	5.1%

Operating loss	$(26,958)	$(24,065)	(2,893)	12.0%

Gain on sale of funeral home	434	—	434	n/a
Decrease in the value of interest rate swaps	(2,681)	—	(2,681)	n/a
Expenses related to refinancing	2,242	—	2,242	n/a
Interest expense	40	—	40	n/a

Losses before taxes	$(31,487)	$(24,065)	$(7,422)	30.8%

Total corporate expenses were $22.4 million during the year ended December 31, 2009, an increase of $1.1 million, or 5.1%, compared to $21.3 million during the year ended December 31, 2008. The increase was equally distributed between personnel related expenses ($0.4 million) and non-personnel expenses ($0.3 million). The increase in personnel related expenses was primarily attributable to an increase in employee benefits ($0.4 million). The increase in non-personnel related expenses was primarily attributable to an increase in professional fees ($1.1 million) offset by a decrease in unit-based compensation ($0.7 million).

The 2009 gain on the sale of the funeral home relates to the second quarter disposition of a funeral home. Proceeds from this disposition were approximately $0.5 million.

The 2009 decrease in the value of our interest rate swaps as discussed in Note 7 of the Consolidated Financial Statements in this Annual Report on Form 10-K is allocated to the corporate segment. Refer to this note for a more detailed discussion of this loss.

Expenses related to refinancing of $2.2 million during the year ended December 31, 2009 relate to the write-down of unamortized debt issuance costs made as a result of our November 2009 private debt offering and the use of some of these funds to pay down certain previous debt amounts.

Miscellaneous selling, cemetery and general administrative expenses allocated to the corporate segment were $0.9 million during the year ended December 31, 2009, a decrease of $0.5 million, or 34.7%, compared to $1.4 million for the year ended December 31, 2008. The decrease was primarily caused by a decrease in salesperson’s bonuses and other personnel expenses allocated to the corporate segment ($0.3 million) and sales training ($0.1 million)

Depreciation and amortization allocated to the corporate segment was $2.6 million during the year ended December 31, 2009, an increase of $1.3 million, or 88.8%, compared to $1.4 million for the year ended December 31, 2008. The increase was primarily caused by an increased in the amortization of deferred financing fees.

On January 1, 2009, we adopted ASC 805. Amongst other things, ASC 805 requires that costs incurred in acquisition related activities be expensed as incurred. Acquisition related costs include legal fees and other third party costs incurred in acquisition related activities. These costs totaled approximately $1.1 million in 2009, the majority of which had been capitalized as of December 31, 2008 and expensed in 2009.

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

The table below analyzes results of operations and the changes therein for the year ended December 31, 2009 compared to the year ended December 31, 2008. The table is structured so that our readers can determine whether changes were based upon changes in the level of merchandise and services and other revenues generated during each period and/or changes in the timing of when merchandise and services were delivered:

	Year ended			Year ended
	December 31, 2009			December 31, 2008
	(As Restated)
	(in thousands)			(in thousands)
	Segment Results (non-GAAP)	Non-segment Results	GAAP Results	Segment Results (non-GAAP)	Non-segment Results	GAAP Results	Change in GAAP results ($)	Change in GAAP results (%)
Revenues
Pre-need cemetery revenues	$99,773	$(26,930)	$72,843	$91,050	$(22,987)	$68,063	$4,780	7.0%
At-need cemetery revenues	63,970	(6,549)	57,421	63,874	(39)	63,835	(6,414)	-10.0%
Investment income from trusts	22,706	(3,180)	19,526	23,519	(3,237)	20,282	(756)	-3.7%
Interest income	5,834	—	5,834	5,384	—	5,384	450	8.4%
Funeral home revenues	23,365	—	23,365	23,963	—	23,963	(598)	-2.5%
Other cemetery revenues	1,613	601	2,214	1,376	545	1,921	293	15.3%

Total revenues	217,261	(36,058)	181,203	209,166	(25,718)	183,448	(2,245)	-1.2%

Costs and expenses
Cost of goods sold	27,016	(5,222)	21,794	26,687	(3,805)	22,882	(1,088)	-4.8%
Cemetery expense	41,246	—	41,246	41,651	—	41,651	(405)	-1.0%
Selling expense	41,652	(7,529)	34,123	40,379	(5,573)	34,806	(683)	-2.0%
General and administrative expense	22,498	—	22,498	21,372	—	21,372	1,126	5.3%
Corporate overhead	22,370	—	22,370	21,293	—	21,293	1,077	5.1%
Depreciation and amortization	6,528	—	6,528	5,029	—	5,029	1,499	29.8%
Funeral home expense	19,006	—	19,006	19,065	—	19,065	(59)	-0.3%
Acquisition related costs	1,072	—	1,072	—	—	—	1,072	n/a

Total costs and expenses	181,388	(12,751)	168,637	175,476	(9,378)	166,098	2,539	1.5%

Operating profit	35,873	(23,307)	12,566	33,690	(16,340)	17,350	(4,784)	-27.6%

Gain on sale of funeral home	434	—	434	—	—	—	434	n/a
Decrease in the value of interest rate swaps	(2,681)	—	(2,681)	—	—	—	(2,681)	n/a
Expenses related to refinancing	2,242	—	2,242	—	—	—	2,242	n/a
Interest expense	14,410	—	14,410	12,714	—	12,714	1,696	13.3%

Income (loss) before taxes	16,974	(23,307)	(6,333)	20,976	(16,340)	4,636	(10,969)	n/a

State income taxes	808	—	808	304	—	304	504	n/a
Federal income taxes	(2,753)	—	(2,753)	(224)	—	(224)	(2,529)	n/a

Total income taxes	(1,945)	—	(1,945)	80	—	80	(2,025)	n/a

Net income	$18,919	$(23,307)	$(4,388)	$20,896	$(16,340)	$4,556	$(8,944)	n/a

Revenues

Pre-need cemetery revenues were $72.8 million for the year ended December 31, 2009, an increase of $4.8 million, or 7.0%, as compared to $68.1 million during 2008. There was a substantial increase in the value of contracts written ($8.7 million) which was offset by a lower increase in deferred revenue ($4.0 million). The overall increase was primarily caused by an increase in the delivery of pre-need markers ($2.5 million), vaults ($1.8 million), grave openings ($1.4 million) and installations and other ($1.4 million).

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

Other cemetery revenues include miscellaneous items that are not grouped with our other cemetery merchandise and services. Other cemetery revenues were $2.2 million for the year ended December 31, 2009, an increase of $0.3 million, or 15.3%, as compared to $1.9 million during 2008. The increase was primarily caused by a $0.2 million increase in asset sales revenue.

Costs and Expenses

Cost of goods sold were $21.8 million for the year ended December 31, 2009, a decrease of $1.1 million, or 4.8%, as compared to $22.9 million in 2008. The decrease was primarily due to the associated decrease in (combined) pre-need and at-need cemetery revenues. The ratio of cost of goods sold to pre-need and at-need cemetery revenues decreased to 16.7% for the year ended December 31, 2009 as compared to 17.3% during 2008.

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

General and administrative expenses were $22.5 million during the year ended December 31, 2009, an increase of $1.1 million, or 5.3%, as compared to $21.4 million during 2008. The increase was split between an increase in labor costs ($0.5 million) and non-labor costs ($0.6 million). The increase in labor costs was primarily attributable to an increase in employee benefits ($0.5 million). The increase in non-labor costs was primarily attributable to an increase in corporate insurance ($0.3 million) and a number of smaller changes. General and administrative expenses are expensed as incurred and are not deferred. Accordingly, from a margin standpoint, the most effective gauge of measuring general and administrative expenses is as a ratio of segment level pre-need and at-need cemetery revenues. The ratio of general and administrative expenses to segment level pre-need and at-need cemetery revenues was 13.7% during the year ended December 31, 2009 as compared to 13.8% during 2008.

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

Depreciation and amortization was $6.5 million during the year ended December 31, 2009, an increase of $1.5 million, or 29.8%, as compared to $5.0 million during the period last year. The increase was primarily due to an increase in the amortization of debt issuance costs.

Funeral Home expenses were $19.0 million for the year ended December 31, 2009, a decrease of $0.1 million, or 0.3%, compared to $19.1 million during 2008. There was stability across all expense categories. The largest increase was $0.2 million in wages and benefits. The largest decrease was $0.1 million in fixed facility costs.

On January 1, 2009, we adopted ASC 805. Amongst other things, ASC 805 requires that costs incurred in acquisition related activities be expensed as incurred. Acquisition related costs include legal fees and other third party costs incurred in acquisition related activities. These costs totaled approximately $1.1 million in 2009, the majority of which that had been capitalized as of December 31, 2008 and expensed in 2009.

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

Liquidity and Capital Resources

Overview

Our primary short-term liquidity needs are to fund general working capital requirements, repay our debt obligations, service our debt, make routine maintenance capital improvements and pay distributions. We will need additional liquidity to construct mausoleum and lawn crypts on the grounds of our cemetery properties.

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

Offerings of Common Units

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

On February 9, 2011, we completed a follow on public offering of 3,756,155 common units, including an option to purchase up to 731,155 common units to cover over-allotments which was exercised in full by the underwriters, at a price of $29.25 per unit, representing a 19.4% interest in us. Total gross proceeds from these transactions were approximately $109.9 million, before offering costs and underwriting discounts. . Net proceeds of the offering, including the related capital contribution of our General Partner, after deducting underwriting discounts and offering expenses, were approximately $106.0 million. As part of this transaction, selling unitholders also sold 1,849,366 common units. We did not receive any of the proceeds generated by the sale of any units held by the selling unitholders.

Long-term Debt

Purchase Agreement

On November 18, 2009, we entered into a Purchase Agreement (the “Purchase Agreement”) by and among StoneMor Operating LLC (the “Operating Company”), Cornerstone Family Services of West Virginia Subsidiary, Inc. (“CFS West Virginia”), Osiris Holding of Maryland Subsidiary, Inc. (“Osiris”), the Partnership, the subsidiary guarantors named in the Purchase Agreement (together with us, the “Note Guarantors”) and Bank of America Securities LLC (“BAS”), acting on behalf of itself and as the representative for the other initial purchasers named in the Purchase Agreement (collectively, the “Initial Purchasers”). Pursuant to the Purchase Agreement, the Operating Company, CFS West Virginia and Osiris (collectively, the “Issuers”), each our wholly-owned subsidiary, as joint and several obligors, agreed to sell to the Initial Purchasers $150.0 million aggregate principal amount of 10.25% Senior Notes due 2017 (the “Senior Notes”), with an original issue discount of approximately $4.0 million, in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended (the “Securities Act”), for resale by the Initial Purchasers (i) to qualified institutional buyers pursuant to Rule 144A under the Securities Act or (ii) outside the United States to non-U.S. persons in compliance with Regulation S under the Securities Act (the “Notes Offering”). The Notes Offering closed on November 24, 2009.

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

In addition, at any time prior to December 1, 2012, the Issuers, at their option, may redeem up to 35% of the aggregate principal amount of the Senior Notes issued under the Indenture with the net cash proceeds of certain of the equity offerings described in the Indenture at a redemption price equal to 110.250% of the principal amount of the Senior Notes to be redeemed, plus accrued and unpaid interest to the redemption date provided, however, that (i) at least 65% of the aggregate principal amount of the Senior Notes issued under the Indenture remain outstanding immediately after the occurrence of such redemption and (ii) the redemption occurs within 90 days of the closing date of such offering.

Subject to certain exceptions, upon the occurrence of a Change of Control (as defined in the Indenture), each holder of Senior Notes will have the right to require the Issuers to purchase that holder’s Senior Notes for a cash price equal to 101% of the principal amounts to be purchased, plus accrued and unpaid interest to the date of purchase.

The Indenture requires us, the Issuers and/or the Note Guarantors, as applicable, to comply with various covenants including, but not limited to, covenants that, subject to certain exceptions, limit our and our subsidiaries’ ability to (i) incur additional indebtedness; (ii) make certain dividends, distributions, redemptions or investments; (iii) enter into certain transactions with affiliates; (iv) create, incur, assume or permit to exist certain liens against their assets; (v) make certain sales of their assets; and (vi) engage in certain mergers, consolidations or sales of all or substantially all of their assets. The Indenture also contains various affirmative covenants regarding, among other things, delivery of certain reports filed with the SEC and materials required pursuant to Rule 144A under the Securities Act to holders of the Senior Notes and joinder of future subsidiaries as Note Guarantors under the Indenture. We were in compliance with all covenants at December 31, 2010.

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

The Issuers are required to pay additional interest to the holders of the Senior Notes under certain circumstances if they fail to comply with their obligations under the Registration Rights Agreement. In October of 2010, we complied with the terms of the registration rights agreement.

Note Purchase Agreement

On August 15, 2007, we entered into, along with the General Partner and certain of our subsidiaries, (collectively, the “Note Issuers”) the Amended and Restated Note Purchase Agreement (the “NPA”) with Prudential Investment Management Inc., The Prudential Insurance Company of America, Prudential Retirement Insurance and Annuity Company, certain Affiliates of Prudential Investment Management Inc., iStar Financial Inc., SFT I, Inc., and certain Affiliates of iStar Financial Inc. (collectively, the “Note Purchasers”). Capitalized terms which are not defined in this Annual Report on Form 10-K shall have the same meaning assigned to such terms in the NPA, as amended.

Pursuant to the NPA, the Note Issuers and the Note Purchasers agreed to (a) exchange certain senior secured notes previously issued by the Note Issuers to the Note Purchasers on September 20, 2004, for new Series A Notes, as defined in the NPA, due September 20, 2009, in the amount of $80.0 million; and (b) issue Series B

Notes, as defined in the NPA, due August 15, 2012 in the aggregate amount of $35.0 million, subject to the option, on an uncommitted basis, to issue/purchase additional secured Shelf Notes in the aggregate amount of up to $35.0 million, and to issue/purchase additional secured Shelf Notes to refinance the Series A Notes.

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

On July 1, 2009, we entered into the Third Amendment to Amended and Restated Note Purchase Agreement by and among us, the General Partner, certain of our subsidiaries and the noteholders, to, among other things, amend certain negative covenants of the NPA.

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

On January 15, 2010, we entered into the Fifth Amendment to the NPA, to provide for further changes to the Consolidated Leverage Ratio similar to the changes under the Fifth Amendment to Credit Agreement, as defined below, and to clarify that the interest rate applicable to the Amended NPA Notes increased from 11% per annum to 12.5% per annum effective November 24, 2009, with such increase continuing until the termination of the Reserve Event period in accordance with the NPA.

On May 4, 2010, we entered into the Sixth Amendment to Amended and Restated Note Purchase Agreement (the “Sixth Amendment to Credit Agreement”) to, among other matters, provide for (i) changes to the Consolidated Leverage Ratio similar to the changes under the Sixth Amendment to Credit Agreement as described below, and (ii) the payment by the Partnership to each holder of Amended Series B Notes and Amended Series C Notes of additional interest at a rate of 0.25% per annum (the “Additional Interest”) from May 4, 2010 until such time as each holder of Notes shall have received a Compliance Certificate for the most recently completed four fiscal quarters of the Partnership ending on or after December 31, 2010 evidencing that the Consolidated Leverage Ratio was less than 3.75 to 1.00 for such period. The Amended Series B Notes and Amended Series C Notes were amended and restated to provide for the payment of the Additional Interest as described in the Sixth Amendment to NPA.

The Sixth Amendment to NPA also included a consent by the Noteholders to an increase in the Aggregate Credit Facility Cap from $80.0 million to $100.0 million, an increase in the Acquisition Facility Cap from $45.0 million to $55.0 million and an increase in the Revolving Facility Cap from $35.0 million to $45.0 million.

On September 22, 2010, concurrently with the closing of a public offering of common units, we entered into the Seventh Amendment to Amended and Restated Note Purchase Agreement (the “Seventh Amendment to NPA”) to, among other things, permit the reinstatement of the Acquisition Credit Facility under the Credit Agreement, as amended, as described below.

On January 28, 2011, and in connection with of our February 2011 follow on public offering of common units, we entered into the Eighth Amendment to our Amended and Restated Credit Agreement (the “Eighth

Amendment to Credit Agreement”). This amendment included the Lenders’ consent to the use of a portion of the proceeds from our public offering of common units to redeem in full the outstanding Amended NPA Notes and to pay an aggregate make-whole premium of $3.8 million related thereto. Therefore, as of February 9, 2011, the Amended NPA Notes were paid in full.

The Amended NPA Notes were guaranteed by both us and our General Partner. The Amended NPA Notes ranked pari passu with all other senior secured debt, including the Revolving Credit Facility and the Acquisition Credit Facility described below. Obligations under the Amended NPA Notes were secured by a first priority lien and security interest covering substantially all of the assets of the Note Issuers, whether then owned or thereafter acquired, other than specified receivable rights and a second priority lien and security interest covering those specified receivable rights of the Note Issuers, whether then owned or thereafter acquired. These assets secured the Amended NPA Notes and the Acquisition Credit Facility described below. The priority of the liens and security interests securing the Amended NPA Notes were pari passu with the liens and security interests securing the Acquisition Credit Facility described below.

The NPA (as amended) contained restrictive covenants that, among other things, prohibited distributions upon defined events of default, restrict investments and sales of assets and required us to maintain certain financial covenants, including specified financial ratios. We were in compliance with all covenants at December 31, 2010.

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

On November 2, 2007, we, the General Partner, and the Borrowers entered into the First Amendment to Amended and Restated Credit Agreement with certain lenders thereto and Bank of America to, among other things, amend certain negative covenants of the Credit Agreement.

On April 30, 2009, we, the General Partner and the Borrowers entered into the Second Amendment to Credit Agreement with the lenders and Bank of America. The Second Amendment to Credit Agreement amended the Credit Agreement to, among other matters, increase (i) the Revolving Credit Facility to a maximum aggregate principal amount of $35.0 million, with the ability to request further increases in a maximum aggregate principal amount of $10.0 million, and (ii) the Acquisition Credit Facility to a maximum aggregate principal amount of $102.9 million, with the ability to request further increases in a maximum aggregate principal amount of $57.0 million, subject to a minimum increase amount of $5.0 million. The maximum aggregate principal amount of the Acquisition Credit Facility was increased to $107.9 million, with the ability to request further increases in a maximum aggregate principal amount of $52.0 million, after giving effect to a $5.0 million increase in the Acquisition Credit facility implemented through the Lender Joinder to Amended and Restated Credit Agreement, dated June 24, 2009, among us, the General Partner, the Borrowers and other parties thereto.

On July 6, 2009, we, the General Partner, the Borrowers and Bank of America entered into the Third Amendment to Amended and Restated Credit Agreement to, among other things, amend certain negative covenants of the Credit Agreement.

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

The Consolidated Leverage Ratio was 3.22 at December 31, 2010.

Under the Credit Agreement, as amended, the interest rate on Base Rate Loans and Eurodollar Rate Loans is calculated based on the Base Rate or Eurodollar Rate, as applicable, plus the Applicable Rate. The Sixth Amendment to Credit Agreement amended the definition of Applicable Rate to provide that, commencing on May 4, 2010 until such time as the Agent shall have received a Compliance Certificate evidencing compliance with all financial covenants for the most recently completed four fiscal quarters ending on or after December 31, 2010, Pricing Level 3 of the Applicable Rate (the currently applicable pricing level) for (i) Eurodollar Rate Loans and Letter of Credit Fees shall be increased by 25 basis points to 4.50%, and (ii) Base Rate Loans shall be increased by 25 basis points to 3.50%.

The Sixth Amendment to Credit Agreement also amended the definition of Consolidated EBITDA to provide that Consolidated EBITDA shall not be adjusted for any changes resulting from the sale by the credit parties of all of their investments held, as of May 4, 2010, in one of more Merchandise Trusts in the Highland Floating Rate Advantage Fund.

Effective May 21, 2010, the Lenders increased each of the Revolving Credit Facility and the Acquisition Credit Facility by $9.1 million. After giving effect to such increases, the maximum aggregate principal amount available under the Revolving Credit Facility was $44.1 million and the maximum aggregate principal amount available under the Acquisition Credit Facility was $54.1 million.

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

On January 28, 2011, and in connection with our February 2011 follow on public offering of common units, we entered into the Eighth Amendment to Credit Agreement. The Eighth Amendment to Credit Agreement included the Lenders’ consent to the use of a portion of the proceeds from our public offering of common units to redeem in full outstanding Amended NPA Notes and to pay an aggregate make-whole premium of $3.8 million related thereto. Pursuant to the Eighth Amendment to Credit Agreement, the Maturity Date has been extended from August 15, 2012 to January 29, 2016 and the applicable margins for each of: (i) Eurodollar Rate Loans and Letter of Credit Fees and (ii) Base Rate Loans are reduced by 50 basis points, resulting in Pricing Level 3 of the Applicable Rate (the currently applicable pricing level) of 3.75% and 2.75%, respectively.

In addition, we shall continue using the same Consolidated Leverage Ratio of 3.65 to 1.0 as is currently in effect for Measurement Periods ending after December 31, 2010 and we will not be permitted to have Maintenance Capital Expenditures for any Measurement Period ending in 2011, 2012 and 2013 to exceed $4.6 million, $5.2 million and $5.8 million, respectively.

The lenders also agreed to reinstate the maximum aggregate principal amount of the acquisition credit facility to $55.0 million and to increase the Lenders’ aggregate commitments by $10.0 million under each of the Acquisition Credit Facility and the Revolving Credit Facility, resulting in an acquisition credit facility of $65.0 million and a revolving credit facility of $55.0 million.

The Borrowers under the Credit Agreement, as amended, paid fees to Bank of America, N.A., as Administrative Agent, and Merrill Lynch, Pierce, Fenner & Smith, Incorporated, successor to Banc of America Securities LLC, as Arranger.

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

The Borrowers’ obligations under the Revolving Credit Facility are secured by a first priority lien and security interest in specified receivable rights, whether then owned or thereafter acquired, of the Borrowers and the Guarantors, and by a second priority lien and security interest in substantially all assets other than those receivable rights of the Borrowers and Guarantors, excluding trust accounts and certain proceeds required by law to be placed into such trust accounts and funds held in trust accounts, the General partner’s interest in us and the General Partner’s incentive distribution rights under our partnership agreement. The specified receivable rights include all accounts and other rights to payment arising under customer contracts or agreements or management agreements, and all inventory, general intangibles and other rights reasonably related to the collection and performance of these accounts and rights to payment.

The Borrowers’ obligations under the Acquisition Credit Facility are secured by a first priority lien and security interest in substantially all assets, whether then owned or thereafter acquired, other than specified receivable rights of the Borrowers and the Guarantors, excluding trust accounts and certain proceeds required by law to be placed into such trust accounts and funds held in trust accounts, the General Partner’s interest in us and the General Partner’s incentive distribution rights under our partnership agreement, and a secondary priority lien and security interest in those specified receivable rights. These assets secure the Acquisition Credit Facility and the senior secured notes described above. The priority of the liens and security interests securing the Acquisition Credit Facility is pari passu with the liens and security interests securing the senior secured notes described below.

The agreements governing the Revolving Credit Facility and the Acquisition Credit Facility contain restrictive covenants that, among other things, prohibit distributions upon defined events of default, restrict investments and sales of assets and require the Company to maintain certain financial covenants, including specified financial ratios. A material decrease in sales could cause the Company to breach certain of its financial covenants, such as the leverage ratio and the interest coverage ratio, under the Company’s Credit Agreement. Any such breach could allow the lenders to accelerate (or create cross-default under) the Company’s debt which would have a material adverse effect on the Company’s business, financial condition or results of operations. The Company complied with these covenants as of December 31, 2010.

We used some of the proceeds from our February 9, 2011 public offering of common units to pay any outstanding amounts under our Revolving Credit Facility and the Acquisition Credit Facility, which had balances of $18.5 million and $15.0 million, respectively, at December 31, 2010. Therefore, as of December 31, 2010, after giving effect to our public offering, we had $55.0 million available under our Revolving Credit Facility and $65.0 million available under our Acquisition Credit Facility.

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

Nelms Note

In June of 2010, certain of our subsidiaries issued two installment notes in connection with our second quarter acquisition. The installment notes are to be paid over a 4 year period and mature April 1, 2014. The installment notes do not have a stated rate of interest. We recorded the installment notes at their fair market value of approximately $2.6 million. The face amounts of the installment notes were discounted approximately $0.7 million, and the discount will be amortized to interest expense over the life of the Installment Notes. At December 31, 2010, the liability related to the note was stated on our balance sheet at approximately $0.9 million.

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

Acquisition Non-Compete Notes

In connection with our second and third quarter 2010 acquisitions, certain of our subsidiaries issued installment notes in consideration for non-compete agreements executed with the former owners of the acquired entities. The installment notes are to be paid over periods of 4 to 6 years and mature between April 1, 2014 and July 1, 2016. The installment notes do not have a stated rate of interest. We recorded the installment notes at their fair market value of approximately $2.1 million. The face amounts of the installment notes were discounted approximately $0.4 million, and the discount will be amortized to interest expense over the life of the installment notes. At December 31, 2010, the liability related to the installment notes was stated on our balance sheet at approximately $1.6 million.

Interest Rate Swaps

On November 24, 2009, we entered into an interest rate swap (the “First Interest Rate Swap”) wherein we agreed to pay the counterparty interest in the amount of three month LIBOR plus 888 basis points in consideration for the counterparties agreement to pay us a fixed rate of interest of 10.25% on a principal amount of $108.0 million. Settlements are to be made net on a quarterly basis in February, May, August and November of each year. The First Interest Rate Swap expires on December 1, 2012.

On December 4, 2009, we entered into an interest rate swap (the “Second Interest Rate Swap”, together with the First Interest Rate Swap, the “Interest Rate Swaps”) wherein we agreed to pay the counterparty interest in the amount of three month LIBOR plus 869 basis points in consideration for the counterparties agreement to pay us a fixed rate of interest of 10.25% on a principal amount of $27.0 million. Settlements are to be made net on a quarterly basis in February, May, August and November of each year. The Second Interest Rate Swap expires on December 1, 2012.

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

We entered into the Interest Rate Swaps in an effort to manage our total interest rate risk. The Interest Rate Swaps reduced cash paid for interest in the fourth quarter of 2009 and the year ended December 31, 2010 by approximately $0.2 million and $1.0 million, respectively.

On October 20, 2010, we elected to terminate the Interest Rate Swaps early. Upon termination, we received a payment of approximately $2.0 million to settle the Interest Rate Swaps. For the year ended December 31, 2010, we recognized a gain of approximately $4.7 million related to the change in fair value and termination payment of the Interest Rate Swaps.

Cash Flow from Operating Activities

Cash flows provided by operating activities were $3.1 million in 2010, a decrease of $11.6 million, or 78.9%, compared to $14.7 million in 2009. The decrease was driven in part by increased interest expense as we incurred debt to finance our acquisitions and we had higher interest rate debt outstanding during 2010. The remaining decrease was primarily driven by cash flow timing differences rather than specific operating results and a net cash inflow into our merchandise trust.

Cash flows provided by operating activities were $14.7 million in 2009, a decrease of $6.4 million, or 30.3%, compared to $21.1 million in 2008. The reduction in operating cash flow was in large part driven by an increase of the net cash inflows into our merchandise trust ($5.7 million).

Cash flows from operations in 2010, 2009 and 2008 exceeded our net income (loss) of ($1.4 million), ($4.4 million) and $4.6 million, respectively, during the same periods. The differences between our operating cash flows and net income are in large part attributable to the fact that various cash inflows for payments of amounts due under pre-need sales contracts were not and are not as of yet recognized as revenues as we had not and have not met the delivery criteria for revenue recognition. Although there is no assurance, we expect that the trend of operating cash flows exceeding net income will continue into the foreseeable future.

Cash Flow from Investing Activities

Net cash used in investing activities was $49.6 million during 2010, an increase of $37.4 million, or 306.6%, compared to $12.2 million during 2009. Cash used for acquisitions in during 2010 was $39.1 million as compared to $4.1 million in 2009. Further, cash flow used for additions to cemetery property and property and equipment were $10.1 million in 2010 as compared to $7.3 million in 2009.

Net cash used in investing activities was $12.2 million during 2009, a decrease of $4.8 million, or 28.2%, compared to $17.0 million during 2008. Cash flows used for investing activities during 2009 were primarily utilized for acquisitions made in the second and third quarters ($4.1 million), expansion capital improvements at our properties ($4.8 million), maintenance capital improvements at our cemeteries ($2.5 million) offset by consideration received for the disposition of a funeral home ($0.4 million). Cash flows used for investing activities during 2008 were primarily utilized for acquisitions ($5.6 million), expansion capital improvements at our properties ($4.4 million) and maintenance capital improvements at our cemeteries ($4.8 million).

Cash Flow from Financing Activities

Net cash provided by financing activities was $40.5 million during 2010, an increase of $36.6 million, compared to $3.9 million during 2009. The 2010 net cash inflow was primarily related to proceeds from a public unit offering ($38.9 million) and net additional borrowings ($33.7 million), offset by distributions to unitholders ($32.4 million) and costs related to financing ($0.6 million). The 2009 net cash inflow was primarily related to proceeds from a public unit offering ($23.7 million) and net additional borrowings ($20.8 million), offset by distributions to unitholders ($27.3 million) and costs related to financing ($13.9 million).

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

Intercreditor and Collateral Agency Agreement

In connection with the closing of our credit facilities and the private placement of the notes we entered into, along with our general partner, certain of our subsidiaries, the lenders under the credit facility, the holders of the notes and Bank of America, N.A, as collateral agent, an intercreditor and collateral agency agreement setting forth the rights and obligations of the parties to the agreement as they relate to the collateral securing the Credit Facility and the Senior Secured Notes.

Capital Expenditures

The following table summarizes total maintenance capital expenditures and expansion capital expenditures, including for the construction of mausoleums and for acquisitions, for the periods presented:

	Year ended December 31,
	2010	2009	2008
	(In thousands)
Maintenance capital expenditures	$7,878	$2,524	$4,809
Expansion capital expenditures	41,327	8,870	12,237

Total capital expenditures	$49,205	$11,394	$17,046

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

A summary of our total contractual obligations as of December 31, 2010 is presented in the table below:

	As of 12/31/2010
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Debt (1)	$334,598	$17,930	$103,428	$31,753	$181,487
Operating leases	8,938	1,801	3,051	1,570	2,516
Merchandise liabilities (2)	113,356	—	—	—	—

Total	$456,892	$19,731	$106,479	$33,323	$184,003

(1)	Represents the interest payable and par value of debt due and does not include the unamortized debt discount of $3,598 at December 31, 2010. The following debt maturing in 2012 was repaid subsequent to December 31, 2010 using proceeds from our February 9, 2011 follow on public offering: $15.0 million from our Acquisition Credit Facility, $18.5 million from our Revolving Credit Facility, $17.5 million of Class B Senior secured notes and $17.5 million of Class C Senior secured notes.
(2)	Total cannot be separated into periods because we are unable to anticipate when the merchandise will be needed.

We had no off-balance sheet arrangements as of December 31, 2010 or 2009.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

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

Interest-bearing Investments

Our fixed-income securities subject to market risk consist primarily of investments in our merchandise trusts and perpetual care trusts. As of December 31, 2010, the fair value of fixed-income securities in our merchandise trusts represented 3.6% of the fair value of total trust assets while the fair value of fixed-income securities in our perpetual care trusts represented 9.6% of the fair value of total trust assets. The aggregate quoted fair value of these fixed-income securities was $11.5 million and $23.9 million in merchandise trusts and perpetual care trusts, respectively, as of December 31, 2010. Each 1% change in interest rates on these fixed-income securities would result in changes of approximately $0.1 million and $0.2 million in the fair market value of the assets in our merchandise trusts and perpetual care trusts, respectively, based on discounted expected future cash flows. If these securities are held to maturity, no change in fair market value will be realized.

Our money market and other short-term investments subject to market risk consist primarily of investments in our merchandise trusts and perpetual care trusts. As of December 31, 2010, the fair value of money market and short-term investments in our merchandise trusts represented 12.8% of the fair value of total trust assets while the fair value of money market and short term investments in our perpetual care trusts represented 8.2% of the fair value of total trust assets. The aggregate quoted fair value of these securities was $40.7 million and $20.6 million in merchandise trusts and perpetual care trusts, respectively, as of December 31, 2010. Each 1% change in interest rates on these fixed-income securities would result in changes of approximately $0.4 million and $0.2 million in the fair market value of the assets in our merchandise trusts and perpetual care trusts, respectively.

Marketable Equity Securities

Our marketable equity securities subject to market risk consist primarily of investments held in our merchandise trusts and perpetual care trusts. These assets consist of investments in both individual equity securities as well as closed and open ended mutual funds. As of December 31, 2010, the fair value of marketable equity securities in our merchandise trusts represented 23.6% of the fair value of total trust assets while the fair value of marketable equity securities in our perpetual care trusts represented 22.9% of total trust assets. The aggregate quoted fair market value of these marketable equity securities was $75.2 million and $57.3 million in merchandise trusts and perpetual care trusts, respectively, as of December 31, 2010, based on final quoted sales prices. Each 10% change in the average market prices of the equity securities would result in a change of approximately $7.5 million and $5.7 million in the fair market value of securities held in merchandise trusts and perpetual care trusts, respectively. As of December 31, 2010, the fair value of marketable closed and open ended mutual funds in our merchandise trusts represented 56.3% of the fair value of total trust assets while the fair value of closed and open ended mutual funds in our perpetual care trusts represented 58.8% of total trust assets. The aggregate quoted fair market value of these closed and open ended mutual funds was $179.2 million and $146.9 million in merchandise trusts and perpetual care trusts, respectively, as of December 31, 2010, based on final quoted sales prices. Each 10% change in the average market prices of the closed and open ended mutual funds would result in a change of approximately $17.9 million and $14.7 million in the fair market value of securities held in merchandise trusts and perpetual care trusts, respectively.

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

We recognize the challenges we face in achieving our investment objectives in light of the uncertainties and complexities of contemporary investment markets. Furthermore, we recognize that, in order to achieve the stated long-term objectives, we may have short-term declines in market value. Given the need to maintain consistent values in the portfolio, we have attempted to develop a strategy which is likely to maximize returns and earnings without experiencing overall declines in value in excess of 3% over any 12-month period. We were able to achieve this objective in 2010 and 2009.

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

Debt Instruments

Our Acquisition Credit Facility and Revolving Credit Facility bear interest at a floating rate, based on LIBOR, which is adjusted quarterly. These credit facilities will subject us to increases in interest expense resulting from movements in interest rates. As of December 31, 2010, we had $15.0 million of outstanding borrowings under our Acquisition Credit Facility and $18.5 million of outstanding borrowings under our Revolving Credit Facility. We subsequently used some of the proceeds from our February 9, 2011 offering of common units to pay down all amounts outstanding under the Acquisition Credit Facility and Revolving Credit Facility. Concurrent with our offering, we also entered into the Eighth Amendment to our Amended and Restated Credit Agreement (the “Eighth Amendment to Credit Agreement”). As part of this amendment, the lenders agreed to reinstate the maximum aggregate principal amount of the acquisition credit facility to $55.0 million and to increase the Lenders’ aggregate commitments by $10.0 million under each of the acquisition credit facility and the revolving credit facility, resulting in an acquisition credit facility of $65.0 million and a revolving credit facility of $55.0 million.

In the fourth quarter of 2009, we entered into two interest rate swaps wherein we swapped a fixed rate of interest for a floating rate of interest on $135.0 million of debt. These interest rate swaps will subject us to increases in interest expense resulting from movements in interest rates. We reduced cash paid for interest by approximately $0.2 million in the fourth quarter of 2009 and approximately $1.0 million for the year ended December 31, 2010 as a result of these interest rate swaps. On October 20, 2010, we elected to terminate the Interest Rate Swaps early and we received a payment of approximately $2.0 million to settle the Interest Rate Swaps. For the year ended December 31, 2010, we recognized a gain of approximately $4.7 million related to the change in fair value and termination payment of the Interest Rate Swaps.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of StoneMor Partners GP LLC and Unitholders of StoneMor Partners L.P.

Levittown, Pennsylvania

We have audited the accompanying consolidated balance sheets of StoneMor Partners L.P. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of StoneMor Partners L.P. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 18 to the financial statements, the accompanying 2009 financial statements have been restated to correct a misstatement.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 29, 2011 expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

March 29, 2011

StoneMor Partners L.P.

Consolidated Balance Sheets

(in thousands)

	December 31, 2010	December 31, 2009
	(As Restated)
Assets
Current assets:
Cash and cash equivalents	$7,535	$13,479
Accounts receivable, net of allowance	45,149	37,273
Prepaid expenses	3,783	3,531
Other current assets	8,580	4,502

Total current assets	65,047	58,785
Long-term accounts receivable—net of allowance	60,314	47,794
Cemetery property	283,460	228,048
Property and equipment, net of accumulated depreciation	66,249	47,636
Merchandise trusts, restricted, at fair value	318,318	203,829
Perpetual care trusts, restricted, at fair value	249,690	196,276
Deferred financing costs—net of accumulated amortization	9,801	12,020
Deferred selling and obtaining costs	59,422	49,782
Deferred tax assets	605	451
Goodwill	19,851	480
Other assets	14,362	10,200

Total assets	$1,147,119	$855,301

Liabilities and partners’ capital
Current liabilities
Accounts payable and accrued liabilities	$23,444	$26,574
Accrued interest	2,034	1,829
Current portion, long-term debt	1,386	378

Total current liabilities	26,864	28,781
Other long-term liabilities	3,577	2,912
Fair value of interest rate swaps	—	2,681
Long-term debt	219,008	182,821
Deferred cemetery revenues, net	388,403	259,323
Deferred tax liabilities	18,029	4,676
Merchandise liability	113,356	65,894
Perpetual care trust corpus	249,690	196,276

Total liabilities	1,018,927	743,364

Commitments and Contingencies
Partners’ capital
General partner	1,809	1,839
Common partners	126,383	110,098

Total partners’ capital	128,192	111,937

Total liabilities and partners’ capital	$1,147,119	$855,301

StoneMor Partners L.P.

Consolidated Statement of Operations

(in thousands, except unit data)

	2010	2009	2008
	(As Restated)
Revenues:
Cemetery
Merchandise	$94,898	$87,836	$90,968
Services	40,951	36,947	36,894
Investment and other	35,897	33,055	31,623
Funeral home
Merchandise	10,435	9,701	9,249
Services	15,111	13,664	14,714

Total revenues	197,292	181,203	183,448

Costs and Expenses:
Cost of goods sold (exclusive of depreciation shown separately below):
Perpetual care	5,094	4,727	4,326
Merchandise	18,435	17,067	18,556
Cemetery expense	48,784	41,246	41,651
Selling expense	38,245	34,123	34,806
General and administrative expense	24,591	22,498	21,372
Corporate overhead (including $711, $1,576, and $2,262 in unit-based compensation for 2010, 2009 and 2008 respectively)	24,379	22,370	21,293
Depreciation and amortization	8,845	6,528	5,029
Funeral home expense
Merchandise	4,001	3,716	3,684
Services	9,752	9,275	9,073
Other	6,184	6,015	6,308
Acquisition related costs	5,715	1,072	—

Total cost and expenses	194,025	168,637	166,098

Operating profit	3,267	12,566	17,350
Gain on sale of funeral home	—	434	—
Gain on acquisitions	7,153	—	—
Increase (decrease) in fair value of interest rate swaps	4,724	(2,681)	—
Expenses related to refinancing	—	2,242	—
Interest expense	21,973	14,410	12,714

Income (loss) before income taxes	(6,829)	(6,333)	4,636
Income tax expense (benefit)
State	(245)	808	304
Federal	(5,138)	(2,753)	(224)

Total income tax expense (benefit)	(5,383)	(1,945)	80

Net income (loss)	$(1,446)	$(4,388)	$4,556

General partner’s interest in net income (loss) for the period	$(29)	$(87)	$91
Limited partners’ interest in net income (loss) for the period
Common	$(1,417)	$(3,622)	$3,325
Subordinated	$—	$(679)	$1,140
Net income (loss) per limited partner unit—basic	$(0.10)	$(0.36)	$0.38
Net income (loss) per limited partner unit—diluted	$(0.10)	$(0.36)	$0.38
Weighted average number of limited partners’ units outstanding
basic and diluted	14,133	12,034	11,809

.

StoneMor Partners L.P.

Consolidated Statement of Partners’ Capital

(in thousands)

	Partners’ Capital
	Limited Partners			General Partner	Total
	Common	Subordinated	Total
Balance, December 31, 2007	$118,597	$15,411	$134,009	$2,737	$136,746

Proceeds from units issued in acquisition	500	—	500	—	500
General partner contribution	—	—	—	86	86
Conversion of subordinated to common units	3,745	(3,745)	—	—	—
Acquisition unit price guarantee	(661)	—	(661)	—	(661)
Vesting of employee unit grant	3,822	—	3,822	—	3,822
Net income	3,325	1,140	4,465	91	4,556
Cash distribution	(18,277)	(6,738)	(25,015)	(643)	(25,658)

Balance, December 31, 2008	111,052	6,066	117,118	2,271	119,389

Proceeds from public offering	23,680	—	23,680	—	23,680
General partner contribution	—	—	—	509	509
Conversion of subordinated to common units	680	(680)	—	—	—
Net loss	(3,622)	(679)	(4,301)	(87)	(4,388)
Cash distribution	(21,692)	(4,707)	(26,399)	(854)	(27,253)

Balance, December 31, 2009, as restated	110,098	—	110,098	1,839	111,937

Proceeds from public offering	38,891	—	38,891	—	38,891
Issuance of common units	9,727	—	9,727	—	9,727
Compensation related to UARs	488	—	488	—	488
General partner contribution	—	—	—	1,038	1,038
Net loss	(1,417)	—	(1,417)	(29)	(1,446)
Cash distribution	(31,404)	—	(31,404)	(1,039)	(32,443)

Balance, December 31, 2010	$126,383	$—	$126,383	$1,809	$128,192

StoneMor Partners L.P.

Consolidated Statement of Cash Flows

(in thousands)

	2010	2009	2008
	(As Restated)
Operating activities:
Net income (loss)	$(1,446)	$(4,388)	$4,556
Adjustments to reconcile net income (loss) to net cash provided by operating activity:
Cost of lots sold	7,124	5,179	5,306
Depreciation and amortization	8,845	6,528	5,029
Unit-based compensation	711	1,576	2,262
Previously capitalized acquisition costs	—	1,365	—
Write down of deferred financing fees	—	2,242	—
Accretion of debt discount	340	34	—
Change in fair value of interest rate swap	(2,681)	2,681	—
Gain on sale of funeral home	—	(434)	—
Gain on acquisitions	(7,154)	—	—
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(15,357)	(9,770)	(6,678)
Allowance for doubtful accounts	951	103	513
Merchandise trust fund	(13,517)	(6,133)	(453)
Prepaid expenses	(252)	(109)	963
Other current assets	(3,836)	(239)	(900)
Other assets	144	(416)	(696)
Accounts payable and accrued and other liabilities	516	(125)	717
Deferred selling and obtaining costs	(9,640)	(7,987)	(5,959)
Deferred cemetery revenue	46,060	32,225	22,414
Deferred taxes (net)	(5,301)	(3,271)	(564)
Merchandise liability	(2,401)	(4,332)	(5,366)

Net cash provided by operating activities	3,106	14,729	21,144

Investing activities:
Cost associated with potential acquisitions	—	—	(1,579)
Cash paid for cemetery property	(2,200)	(4,770)	(4,376)
Purchase of subsidiaries, net of common units issued	(39,127)	—	(5,621)
Divestiture of funeral home	—	434	—
Acquisition unit-price guarantee	—	—	(661)
Cash paid for management agreements	(346)	(5,320)	—
Cash paid for property and equipment	(7,878)	(2,524)	(4,809)

Net cash used in investing activities	(49,551)	(12,180)	(17,046)

Financing activities:
Cash distributions	(32,443)	(27,253)	(25,658)
Additional borrowings on long-term debt	75,400	260,647	33,188
Repayments of long-term debt	(41,712)	(239,862)	(18,446)
Proceeds from public offerings	38,891	23,680	—
Proceeds from general partner contribution	1,038	509	86
Cost of financing activities	(673)	(13,859)	—

Net cash provided by (used in) financing activities	40,501	3,862	(10,830)

Net increase (decrease) in cash and cash equivalents	(5,944)	6,411	(6,732)
Cash and cash equivalents—Beginning of period	13,479	7,068	13,800

Cash and cash equivalents—End of period	$7,535	$13,479	$7,068

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$21,433	$13,239	$12,732

Cash paid during the period for income taxes	$1,411	$1,886	$4,820

Non-cash investing and financing activities
Acquisition of asset by assumption of directly related liability	$2,532	$2,150	$—
Issuance of limited partner units for cemetery acquisition	$5,785	$—	$500

1.	NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

StoneMor Partners L.P. (“StoneMor”, the “Company” or the “Partnership”) is a provider of funeral and cemetery products and services in the death care industry in the United States. Through its subsidiaries, StoneMor offers a complete range of funeral merchandise and services, along with cemetery property, merchandise and services, both at the time of need and on a pre-need basis. As of December 31, 2010, the Partnership owned 236 and operated 257 cemeteries in 25 states and Puerto Rico and owned and operated 58 funeral homes in 17 states and Puerto Rico.

Basis of Presentation

The consolidated financial statements included in this Form 10-K have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts of each of the Company’s subsidiaries. These statements also include the accounts of the merchandise and perpetual care trusts in which the Company has a variable interest and is the primary beneficiary. The operations of 15 of the 21 managed cemeteries that the Company operates under long-term operating or management contracts are also consolidated in accordance with the provisions of ASC 810. The 3 cemeteries that the Company began operating under a long-term operating agreement in the third quarter of 2010 and the 3 cemeteries the Company began operating under long-term operating agreements in 2009 do not qualify as acquisitions for accounting purposes. The Company has consolidated the existing merchandise and perpetual care trusts related to these cemeteries as variable interest entities as the Company controls and benefits from the operations of the trusts. See Note 13 for further details. The results of operations of these 6 cemeteries are included in our results of operations from the date the Company began operating the properties.

Total revenues derived from the 21 cemeteries under long-term management or operating contracts totaled approximately $33.9 million, $27.2 million and $27.7 million for the years ended December 31, 2010, 2009 and 2008 respectively. Total assets related to the 15 cemeteries under long-term management or operating contracts that we consolidate totaled approximately $173.4 million and $145.6 million at December 31, 2010 and 2009, respectively.

Summary of Significant Accounting Policies

The significant accounting policies followed by the Company are summarized below:

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less from the time they are acquired to be cash equivalents.

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

Property and Equipment

Property and equipment is recorded at cost and depreciated on a straight-line basis. Maintenance and repairs are charged to expense as incurred, whereas additions and major replacements are capitalized and depreciation is recorded over their estimated useful lives as follows:

Buildings and improvements	10 to 40 years
Furniture and equipment	5 to 10 years
Leasehold improvements	over the shorter of the term of the lease or the life of the asset

Depreciation expense was $5.8 million, $4.4 million and $4.1 million for the years ended December 31, 2010, 2009 and 2008 respectively.

Merchandise Trusts

Pursuant to state law, a portion of the proceeds from pre-need sales of merchandise and services is put into trust (the “merchandise trust”) until such time that the Company meets the requirements for releasing trust principal, which is generally delivery of merchandise or performance of services. All investment earnings generated by the assets in the merchandise trusts (including realized gains and losses) are deferred until the associated merchandise is delivered or the services are performed. The fair value of the funds held in merchandise trusts at December 31, 2010 and 2009 was approximately $318.3 million and $203.8 million, respectively (see Note 5).

Perpetual Care Trusts

Pursuant to state law, a portion of the proceeds from the sale of cemetery property is required to be paid into perpetual care trusts. The perpetual care trust principal does not belong to the Company and must remain in this trust into perpetuity while interest and dividends may be released and used to defray cemetery maintenance costs, which are expensed as incurred. The Company consolidates the trust into the Company’s financial statements in accordance with ASC 810-10-15-(13 through 22) because the trust is considered a variable interest entity for which the Company is the primary beneficiary. Earnings from the perpetual care trusts are recognized in current cemetery revenues. The fair value of funds held in perpetual care trusts at December 31, 2010 and 2009 was $249.7 million and $196.3 million, respectively (see Note 6).

Inventories

Inventories are classified within other current assets on the Company’s consolidated balance sheets and include cemetery and funeral home merchandise valued at the lower of cost or net realizable value. Cost is determined primarily on a specific identification basis on a first-in, first-out basis. Inventories were approximately $6.0 million and $3.5 million at December 31, 2010 and 2009, respectively.

Impairment of Long-Lived Assets

The Company monitors the recoverability of long-lived assets, including cemetery property, property and equipment and other assets, based on estimates using factors such as current market value, future asset utilization, business and regulatory climate and future undiscounted cash flows expected to result from the use of the related assets. The Company’s policy is to evaluate an asset for impairment when events or circumstances indicate that a long-lived asset’s carrying value may not be recovered. An impairment charge is recorded to write-down the asset to its fair value if the sum of future undiscounted cash flows is less than the carrying value of the asset. No impairment charges were recorded during the years ended December 31, 2010, 2009 and 2008, respectively.

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

The Company has further evaluated whether or not all assets in the merchandise trust have other-than-temporary impairments based upon a number of criteria including the severity of the impairment, length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer.

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

Goodwill

The Company has recorded additions to goodwill of approximately $19.4 million and $0.5 million during the years ended December 31, 2010 and 2009, respectively, related to acquisitions (See Note 13). Those amounts represent the excess of the purchase price over the fair value of identifiable net assets acquired. The Company tests goodwill for impairment annually. In the first step of the goodwill impairment test, the Company compares the fair value of the reporting unit to its carrying amount, including goodwill. The Company determines fair value of each reporting unit using the income approach. The Company does not record an impairment of goodwill in instances where the fair value of a reporting unit exceeds its carrying amount. If the aggregate fair value of a reporting unit is less than the related carrying amount, the Company will record an impairment loss in an amount equal to the excess of the carrying amount of goodwill over the implied fair value. The Company has not impaired any goodwill during the years ended December 31, 2010 and 2009.

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of December 31, 2008 and 2009	480
Acquisitions	19,371

Balance as of December 31, 2010	$19,851

Two Class Method of Accounting for Earnings per Share

The Company utilizes the two class method of accounting for earnings per share as required by Accounting Topic 260. Under this method:

1.	Periodic net income is reduced by the amount of dividends declared for each class of participating security in order to determine undistributed earnings.

2.	Undistributed earnings are allocated to each participating security as if all earnings had been distributed in accordance with the distribution schedule per the partnership agreement.

3.	Total periodic earnings (“TPE”) for each class is the sum of their share of dividends plus undistributed earnings.

The Company’s general partner’s agreement contains incentive distribution rights (“IDR’s”) and such IDR’s are detachable from the general partner units (i.e. can be sold on a stand alone basis). As a result, the Company must consider the IDR’s to be a separate class of ownership interest and allocate and disclose TPE to such class by itself. For all periods presented, the Company distributed dividends in excess of earnings. As such, there was no allocation of TPE to the IDR’s. Accordingly, the Consolidated Statement of Changes in Partners’ Capital only reflects amounts allocated to general and common partners.

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

Pre-need sales are usually made on an installment contract basis. Contracts are usually for a period not to exceed 60 months with payments of principal and interest required. For those contracts that do not bear a market rate of interest, the Company imputes such interest based upon the prime rate plus 150 basis points (this resulted in a rate of 4.75% for contracts entered into during the years ended December 31, 2010 and 2009, and 9.0% for contracts entered into during the year ended December 31, 2008) in order to segregate the principal and interest component of the total contract value.

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

The allowance for customer cancellations is established based on management’s estimates of expected cancellations and historical experiences and is currently averaging approximately 10% of total contract values. Future cancellation rates may differ from this current estimate. Management will continue to evaluate cancellation rates and will make changes to the estimate should the need arise. Actual cancellations did not vary significantly from the estimates of expected cancellations at December 31, 2010 and December 31, 2009, respectively.

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

Net Income per Unit

Basic net income per unit is determined by dividing net income, after deducting the amount of net income allocated to the general partner interest from its issuance date of September 20, 2004, by the weighted average number of units outstanding during the period. Diluted net income per unit is calculated in the same manner as basic net income per unit, except that the weighted average number of outstanding units is increased to include the dilutive effect of outstanding unit options or phantom unit options. All outstanding UARs at December 31, 2010 (See Note 11) that would have a dilutive effect were assumed to be exercised and converted to common units using the average fair market value of a common unit for the period presented.

New Accounting Pronouncements

In the third quarter of 2010, the FASB issued Update No. 2010-20—Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“Update 2010-20”). Update 2010-20 is a disclosure only update that requires entities to disaggregate their financing receivable portfolio between portfolio segments and classes of financing receivables within each segment. Certain disclosures then must be made at both the portfolio segment and class level. The Company adopted Update 2010-20 beginning in the fourth quarter of 2010 (See Note 2). As this is a disclosure only update, the adoption of Update 2010-20 did not impact on the Company’s financial position, results of operations or cash flows.

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

Disclosure requirements 1, 3 and 4 are applicable for all periods beginning after December 15, 2009. Disclosure requirement 2 is applicable for all periods beginning after December 15, 2010. The Company has adopted disclosure requirements 1, 3 and 4 as of January 1, 2010 and requirement 2 as of January 1, 2011. As this is a disclosure only requirement, there was no impact on the financial position of the Company related to this adoption.

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

2.	LONG-TERM ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

Long-term accounts receivable, net, consisted of the following:

	As of December 31,
	2010	2009
		(As Restated)
	(in thousands)
Customer receivables	$135,783	$112,419
Unearned finance income	(14,488)	(14,002)
Allowance for contract cancellations	(15,832)	(13,350)

	105,463	85,067
Less: current portion—net of allowance	45,149	37,273

Long-term portion—net of allowance	$60,314	$47,794

	For the Year Ended December 31,
	2010	2009	2008
		(As Restated)
	(in thousands)
Balance—Beginning of period	$13,350	$13,763	$11,540
Reserve on acquired contracts	—	—	1,884
Provision for cancellations	16,529	13,201	12,888
Charge-offs—net	(14,047)	(13,614)	(12,549)

Balance—End of period	$15,832	$13,350	$13,763

The Company’s customer receivables are considered financing receivables as they primarily relate to pre-need sales which are usually made on an installment contract basis. Contracts are usually for a period not to exceed 60 months with payments of principal and interest required. The Company has a standard contractual agreement that it executes related to these receivables and therefore the Company only has one portfolio segment of receivables with no separate classes of receivables within that segment.

Management evaluates customer receivables for impairment on an individual contract basis based upon the age of the receivable and a customer’s payment history. The Company’s receivables primarily relate to pre-need sales and therefore the Company has not performed the service or delivered the merchandise to which the receivable relates. As a result, the Company has some leverage with its customers in terms of collecting its receivables. Further, the Company will be flexible with customers who have difficulty making payments and will try to create revised or alternative payment agreements with the customer. As a result, the Company does not write-off of a receivable until all possible collection efforts have been exhausted. As of December 31, 2010, approximately 9% of the Company’s gross accounts receivable balance was 90 days past due.

3.	CEMETERY PROPERTY

Cemetery property consists of the following:

	As of December 31,
	2010	2009
		(As Restated)
	(in thousands)
Developed land	$61,849	$25,025
Undeveloped land	159,386	156,374
Mausoleum crypts and lawn crypts	62,225	46,649

Total	$283,460	$228,048

4.	PROPERTY AND EQUIPMENT

Major classes of property and equipment follow:

	As of December 31,
	2010	2009
		(As Restated)
	(in thousands)
Building and improvements	$67,247	$46,376
Furniture and equipment	31,947	29,521

	99,194	75,898
Less: accumulated depreciation	(32,945)	(28,262)

Property and equipment—net	$66,249	$47,636

5.	MERCHANDISE TRUSTS

At December 31, 2010 and December 31, 2009, the Company’s merchandise trusts consisted of the following types of assets:

•	Money Market Funds that invest in low risk short term securities;

•	Publicly traded mutual funds that invest in underlying debt securities;

•	Publicly traded mutual funds that invest in underlying equity securities;

•	Equity investments that are currently paying dividends or distributions. These investments include Real Estate Investment Trusts (“REIT’s”); Master Limited Partnerships and global equity securities;

•	Fixed maturity debt securities issued by various corporate entities;

•	Fixed maturity debt securities issued by the U.S. Government and U.S. Government agencies; and

•	Fixed maturity debt securities issued by U.S. states and local government agencies.

All of these investments are classified as Available for Sale as defined by ASC 320-10-25-1. Accordingly, all of the assets are carried at fair value. All of these investments are considered to be either Level 1 or Level 2 assets as defined by ASC 820-10-35-(39 through 51H). At December 31, 2010, approximately 92.7% of these assets were Level 1 investments while approximately 7.3% were Level 2 assets. At December 31, 2009, approximately 88.7% of these assets were Level 1 investments while approximately 11.3% were Level 2 assets. There were no Level 3 assets. Other invested assets for the years ended December 31, 2010 and 2009 includes $6.4 million and $5.8 million of assets, respectively, that are managed and held by the state of West Virginia as required by law.

The merchandise trusts are variable interest entities for which the Company is the primary beneficiary. The assets held in the merchandise trusts are required to be used to purchase the merchandise to which they relate. If the value of these assets falls below the cost of purchasing such merchandise, the Company would be required to fund this shortfall.

The cost and market value associated with the assets held in the merchandise trusts at December 31, 2010 and December 31, 2009 is presented below:

As of December 31, 2010	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Short-term investments	$40,723	$—	$—	$40,723
Fixed maturities:
U.S. Government and federal agency	—	—	—	—
U.S. State and local government agency	23	—	—	23
Corporate debt securities	9,973	119	(152)	9,940
Other debt securities	1,503	35	—	1,538

Total fixed maturities	11,499	154	(152)	11,501

Mutual funds—debt securities	49,717	3,087	(286)	52,518
Mutual funds—equity securities	124,177	6,444	(3,956)	126,665
Equity securities	69,462	6,708	(909)	75,261
Other invested assets	11,433	217	—	11,650

Total	$307,011	$16,610	$(5,303)	$318,318

As of December 31, 2009	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Short-term investments	$47,451	$—	$—	$47,451
Fixed maturities:
U.S. Government and federal agency	—	—	—	—
U.S. State and local government agency	33	—	(10)	23
Corporate debt securities	3,204	90	(48)	3,246
Other debt securities	4,537	448	—	4,985

Total fixed maturities	7,774	538	(58)	8,254

Mutual funds—debt securities	39,545	8	(840)	38,713
Mutual funds—equity securities	93,472	—	(23,034)	70,438
Equity securities	34,818	1,249	(4,304)	31,763
Other invested assets	7,184	26	—	7,210

Total	$230,244	$1,821	$(28,236)	$203,829

The contractual maturities of debt securities as of December 31, 2010 and December 31, 2009 are presented below:

As of December 31, 2010	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
	(in thousands)
U.S. Government and federal agency	$—	$—	$—	$—
U.S. State and local government agency	—	23	—	—
Corporate debt securities	85	2,887	6,064	904
Other debt securities	1,538	—	—	—

Total fixed maturities	$1,623	$2,910	$6,064	$904

As of December 31, 2009	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
	(in thousands)
U.S. Government and federal agency	$—	$—	$—	$—
U.S. State and local government agency	23	—	—	—
Corporate debt securities	—	1,408	1,683	155
Other debt securities	4,985	—	—	—

Total fixed maturities	$5,008	$1,408	$1,683	$155

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at December 31, 2010 and December 31, 2009 is presented below:

	Less than 12 months		12 Months or more		Total
As of December 31, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities:
U.S. Government and federal agency	$—	$—	$—	$—	$—	$—
U.S. State and local government agency	—	—	—	—	—	—
Corporate debt securities	4,887	95	813	57	5,700	152
Other debt securities	—	—	—	—	—	—

Total fixed maturities	4,887	95	813	57	5,700	152

Mutual funds—debt securites	1,619	11	2,331	275	3,950	286
Mutual funds—equity securites	364	48	56,316	3,908	56,680	3,956
Equity securities	5,227	129	7,817	780	13,044	909

Total	$12,097	$283	$67,277	$5,020	$79,374	$5,303

	Less than 12 months		12 Months or more		Total
As of December 31, 2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities:
U.S. Government and federal agency	$—	$—	$—	$—	$—	$—
U.S. State and local government agency	23	10	—	—	23	10
Corporate debt securities	1,554	18	263	30	1,817	48
Other debt securities	—	—	—	—	—	—

Total fixed maturities	1,577	28	263	30	1,840	58

Mutual funds—debt securities	9,456	118	15,086	722	24,542	840
Mutual funds—equity securities	—	—	70,439	23,034	70,439	23,034
Equity securities	2,307	191	25,686	4,113	27,993	4,304

Total	$13,340	$337	$111,474	$27,899	$124,814	$28,236

A reconciliation of the Company’s merchandise trust activities for the years ended December 31, 2010 and December 31, 2009 is presented below:

Year ended December 31, 2010

Fair Value @ 12/31/2009	Contributions	Distributions	Interest/ Dividends	Capital Gain Distributions	Realized Gain/ Loss (a)	Taxes	Fees	Unrealized Change in Fair Value	Fair Value @ 12/31/2010
(in thousands)
$ 203,829	97,401	(28,480)	1,993	1,601	7,025	(904)	(1,869)	37,722	$318,318

Year ended December 31, 2009

Fair Value @ 12/31/2008	Contributions	Distributions	Interest/ Dividends	Capital Gain Distributions	Realized Gain/ Loss (a)	Taxes	Fees	Unrealized Change in Fair Value	Fair Value @ 12/31/2009
(in thousands)
$ 161,605	56,701	(58,398)	8,373	367	(4,736)	(624)	(946)	41,487	$203,829

(a)	Includes $8,361 and $6,758 in losses for other-than-temporarily impaired assets in 2010 and 2009 respectively.

The Company made net deposits into the trusts of approximately $68.9 million and net distributions out of the trusts of approximately $1.7 million during the years ended December 31, 2010 and 2009 respectively. During the year ended December 31, 2010, purchases and sales of securities available for sale included in trust investments were approximately $448.3 million and $365.0 million, respectively. During the year ended December 31, 2009, purchases and sales of securities available for sale included in trust investments were approximately $261.0 million and $255.2 million, respectively. Contributions include $72.2 million and $1.8 million of assets that were acquired through acquisitions during the years ended December 31, 2010 and 2009, respectively.

Other-Than-Temporary Impairment of Trust Assets

In the second quarter of 2009, the Company adopted Section 10-65-1 of ASC 320.

ASC 320-10-65-1 amended the other-than-temporary impairment guidance for debt securities. ASC 320-10-65-1 also changed the disclosure requirements for other-than-temporary impairments on both debt and equity securities.

In accordance with ASC 320-10-65-1, the Company assesses whether an impairment is other-than-temporary by performing each of the following:

Fixed Maturity Debt Securities

•	The Company assesses whether it has the intent to sell any impaired debt security or;

•	The Company assesses whether it is more likely than not it will be required to sell the any impaired debt security before its anticipated recovery

•	If either of these conditions exists, the impairment is considered to be other than temporary.

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

•	The Company determines if there has been any suspension of interest payments or any announcements of any intention to do so.

•	The Company evaluates the length of time until the principal becomes due and whether the ability to satisfy this payment has been impaired.

Equity Securities

•	The Company compares the proportional decline in value to the overall sector decline as measured via certain specific indices.

•	The Company determines whether there has been further periodic decline from prior periods or whether there has been a recovery in value.

For all securities

•	The Company evaluates the severity of the impairment and length of time that a security has been in a loss position.

•	The Company determines if there is any publicly available information that would cause us to believe that impairment is other than temporary in nature.

During the year ended December 31, 2010, the Company determined that there were 17 securities, with an aggregate cost basis of approximately $40.9 million, an aggregate fair value of approximately $27.6 million and a resulting impairment of approximately $13.3 million, wherein such impairment is considered to be other-than-temporary. Accordingly, the Company has adjusted the cost basis of these assets to their current value and recorded a realized loss on the securities. This loss has been deferred and is included on the balance sheet in deferred cemetery revenues, net. The loss will be recognized in income as we deliver the underlying merchandise to which these securities are related.

During the year ended December 31, 2010, the Company determined that there were no other than temporary impairments to the fixed maturity investment portfolio in the Merchandise Trusts due to credit losses.

During the year ended December 31, 2009, the Company determined that there was a single other than temporary impairment to the fixed maturity investment portfolio in the Merchandise Trusts due to a credit loss. The total credit loss on this instrument was less than $0.1 million. There were no other than temporary impairments to the fixed maturity investment portfolio due to non-credit losses.

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

At December 31, 2010 and December 31, 2009, the Company’s perpetual care trust consisted of the following types of assets:

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

All of these investments are classified as Available for Sale as defined by ASC 320-10-25-1. Accordingly, all of the assets are carried at fair value. All of these investments are considered to be either Level 1 or Level 2 assets as defined by ASC 820-10-35-(39 through 51H). At December 31, 2010, approximately 90.3% of these assets were Level 1 investments while approximately 9.7% were Level 2 assets. At December 31, 2009, approximately 80.9% of these assets were Level 1 investments while approximately 19.1% were Level 2 assets. There were no Level 3 assets.

The cost and market value associated with the assets held in perpetual care trusts at December 31, 2010 and December 31, 2009 were as follows:

As of December 31, 2010	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Short-term investments	$20,583	$—	$—	$20,583
Fixed maturities:
U.S. Government and federal agency	515	85	—	600
U.S. State and local government agency	67	81	—	148
Corporate debt securities	22,047	879	(234)	22,692
Other debt securities	509	—	(1)	508

Total fixed maturities	23,138	1,045	(235)	23,948

Mutual funds—debt securities	52,809	2,865	(525)	55,149
Mutual funds—equity securities	88,871	5,787	(2,878)	91,780
Equity Securities	48,054	9,379	(181)	57,252
Other invested assets	887	91	—	978

Total	$234,342	$19,167	$(3,819)	$249,690

As of December 31, 2009	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Short-term investments	$46,615	$—	$—	$46,615
Fixed maturities:
U.S. Government and federal agency	4,747	66	(48)	4,765
U.S. State and local government agency	1,497	14	(74)	1,437
Corporate debt securities	13,722	369	(199)	13,892
Other debt securities	4,822	8	—	4,830

Total fixed maturities	24,788	457	(321)	24,924

Mutual funds—debt securities	36,677	24	(465)	36,236
Mutual funds—equity securities	74,831	1	(22,275)	52,557
Equity Securities	33,514	3,385	(1,486)	35,413
Other invested assets	529	2	—	531

Total	$216,954	$3,869	$(24,547)	$196,276

The contractual maturities of debt securities as of December 31, 2010 and December 31, 2009 are as follows:

As of December 31, 2010	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
	(in thousands)
U.S. Government and federal agency	$103	$381	$116	$—
U.S. State and local government agency	148	—	—	—
Corporate debt securities	292	6,377	14,667	1,356
Other debt securities	508	—	—	—

Total fixed maturities	$1,051	$6,758	$14,783	$1,356

As of December 31, 2009	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
	(in thousands)
U.S. Government and federal agency	$806	$3,230	$438	$291
U.S. State and local government agency	560	296	520	61
Corporate debt securities	—	6,166	7,104	622
Other debt securities	4,830	—	—	—

Total fixed maturities	$6,196	$9,692	$8,062	$974

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at December 31, 2010 and December 31, 2009 held in perpetual care trusts is presented below:

	Less than 12 months		12 Months or more		Total
As of December 31, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities:
U.S. Government and federal agency	$—	$—	$—	$—	$—	$—
U.S. State and local government agency	—	—	—	—	—	—
Corporate debt securities	9,195	145	1,196	89	10,391	234
Other debt securities	137	1	—	—	137	1

Total fixed maturities	9,332	146	1,196	89	10,528	235

Mutual funds—debt securities	1,444	127	2,702	398	4,146	525
Mutual funds—equity securities	—	—	45,268	2,878	45,268	2,878
Equity securities	1,695	107	3,102	74	4,797	181

Total	$12,471	$380	$52,268	$3,439	$64,739	$3,819

	Less than 12 months		12 Months or more		Total
As of December 31, 2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities:
U.S. Government and federal agency	$1,708	$42	$188	$6	$1,896	$48
U.S. State and local government agency	655	74	—	—	655	74
Corporate debt securities	6,796	76	1,246	123	8,042	199
Other debt securities	—	—	—	—	—	—

Total fixed maturities	9,159	192	1,434	129	10,593	321

Mutual funds—debt securities	1,969	347	900	118	2,869	465
Mutual funds—equity securities	—	—	47,299	22,275	47,299	22,275
Equity securities	1,317	107	18,397	1,379	19,714	1,486

Total	$12,445	$646	$68,030	$23,901	$80,475	$24,547

A reconciliation of the Company’s perpetual care trust activities for the years ended December 31, 2010 and 2009 is presented below:

Year ended December 31, 2010

Fair Value @ 12/31/2009	Contributions	Distributions	Interest/ Dividends	Capital Gain Distributions	Realized Gain/ Loss (a)	Taxes	Fees	Unrealized Change in Fair Value	Fair Value @ 12/31/2010
(in thousands)
$ 196,276	32,967	(15,414)	14,892	941	(14,048)	(425)	(1,525)	36,026	$249,690

Year ended December 31, 2009

Fair Value @ 12/31/2008	Contributions	Distributions	Interest/ Dividends	Capital Gain Distributions	Realized Gain/ Loss (a)	Taxes	Fees	Unrealized Change in Fair Value	Fair Value @ 12/31/2009
(in thousands)
$ 152,797	45,685	(42,747)	12,823	381	(14,260)	(244)	(896)	42,737	$196,276

(a)	Includes $16,539 and $16,182 in losses for other-than-temporarily impaired assets in the year ended December 31, 2010 and 2009 respectively.

The Company made net deposits into the trusts of approximately $17.6 million and $2.9 million during the years ended December 31, 2010 and 2009 respectively. During the year ended December 31, 2010 purchases and sales of securities available for sale included in trust investments were approximately $311.1 million and $262.6 million, respectively. During the year ended December 31, 2009 purchases and sales of securities available for sale included in trust investments were approximately $218.0 million and $207.9 million, respectively. Contributions include $19.8 million and $6.4 million of assets that were acquired through acquisitions during the years ended December 31, 2010 and 2009, respectively.

Other-Than-Temporary Impairment of Trust Assets

Refer to Note 5 for a detailed discussion of the accounting rules related to other-than-temporarily impaired assets and the Company’s procedures for evaluating whether impairment to assets are other than temporary.

During the year ended December 31, 2010, the Company determined that there were 3 securities, with an aggregate cost basis of approximately $25.6 million, an aggregate fair value of approximately $10.8 million and a resulting impairment of approximately $14.8 million, wherein such impairment is considered to be other-than-

temporary. Accordingly, the Company has adjusted the cost basis of these assets to their current value. This adjustment is solely a fair value adjustment between the cost basis and mark to market adjustment made to the assets in the perpetual care trusts. It has no impact on the Company’s financial position, results of operations or cash flows as of and for the year ended December 31, 2010.

During the year ended December 31, 2009, the Company determined that there were two other-than-temporary impairments to the fixed maturity investment portfolio in the Perpetual Care Trusts due to credit losses. The total credit loss on these instruments was less than $0.2 million. There were no other than temporary impairments to the fixed maturity investment portfolio due to non-credit losses.

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

On November 24, 2009, the Company entered into an interest rate swap (the “First Interest Rate Swap”) wherein the Company agreed to pay the counterparty interest in the amount of three month LIBOR plus 888 basis points in consideration for the counterparties agreement to pay the Company a fixed rate of interest of 10.25% on a principal amount of $108.0 million. Settlements were to be made net on a quarterly basis in February, May, August and November of each year. The First Interest Rate Swap was set to expire on December 1, 2012.

On December 4, 2009, the Company entered into an interest rate swap (the “Second Interest Rate Swap”, together with the First Interest Rate Swap, the “Interest Rate Swaps”) wherein the Company agreed to pay the counterparty interest in the amount of three month LIBOR plus 869 basis points in consideration for the counterparties agreement to pay the Company a fixed rate of interest of 10.25% on a principal amount of $27.0 million. Settlements were to be made net on a quarterly basis in February, May, August and November of each year. The Second Interest Rate Swap was set to expire on December 1, 2012.

The Company entered into the Interest Rate Swaps in an effort to manage interest rate risk. The Interest Rate Swaps reduced cash paid for interest in the fourth quarter of 2009 and the year ended December 31, 2010 by approximately $0.2 million and $1.0 million, respectively. The Interest Rate Swaps did not contain any credit risk contingent features. No collateral was required to be posted by either counterparty.

The Interest Rate Swaps did not qualify for hedge accounting. Accordingly, the fair value of the Interest Rate Swaps shall be reported on the Company’s balance sheet and periodic changes in the fair value of the Interest Rate Swaps shall be recorded in earnings. At December 31, 2009, the Company recorded a liability (the “Fair value of interest rate swaps”) of approximately $2.7 million, which represents the fair value of the Interest Rate Swaps at December 31, 2009. The Company recognized a loss on the fair value of Interest Rate Swaps (“Increase/(decrease) in fair value of interest rate swaps”) of approximately $2.7 million during the year ended December 31, 2009.

On October 20, 2010, the Company elected to terminate the Interest Rate Swaps early. Upon termination, the Company received a payment of approximately $2.0 million to settle the Interest Rate Swaps. For the year ended December 31, 2010, the Company recognized a gain of approximately $4.7 million related to the change in fair value and termination payment of the Interest Rate Swaps.

8.	LONG-TERM DEBT

The Company had the following outstanding debt at:

	As of December 31,
	2010	2009
	(in thousands)	(in thousands)
Insurance premium financing	$215	$190
Vehicle Financing	1,365	547
Acquisition Credit Facility, due September 2012 (interest rate-Libor + 4.25%)	15,000	—
Revolving Credit Facility, due September 2012 (interest rate-Libor + 3.25%)	18,500	—
Note Payable—Greenlawn acquisition	1,400	1,400
Note Payable—Nelms acquisition (net of discount)	866	—
Note Payable—acquisition non-competes	1,646	—
10.25% senior notes, due 2017	150,000	150,000
Class B Senior secured notes, due 2012 (interest rate-12.50%)	17,500	17,500
Class C Senior secured notes, due 2012 (interest rate-12.50%)	17,500	17,500

Total	223,992	187,137
Less current portion	1,386	378
Less unamortized bond discount	3,598	3,938

Long-term portion	$219,008	$182,821

10.25% Senior Notes due 2017

Purchase Agreement

On November 18, 2009, the Company entered into a Purchase Agreement (the “Purchase Agreement”) by and among StoneMor Operating LLC (the “Operating Company”), Cornerstone Family Services of West Virginia Subsidiary, Inc. (“CFS West Virginia”), Osiris Holding of Maryland Subsidiary, Inc. (“Osiris”), the Partnership, the subsidiary guarantors named in the Purchase Agreement (together with the Company, the “Note Guarantors”) and Bank of America Securities LLC (“BAS”), acting on behalf of itself and as the representative for the other initial purchasers named in the Purchase Agreement (collectively, the “Initial Purchasers”). Pursuant to the Purchase Agreement, the Operating Company, CFS West Virginia and Osiris (collectively, the “Issuers”), each the Company’s wholly-owned subsidiary, as joint and several obligors, agreed to sell to the Initial Purchasers $150.0 million aggregate principal amount of 10.25% Senior Notes due 2017 (the “Senior Notes”), with an original issue discount of approximately $4.0 million, in a private placement exempt from the registration requirements under the Securities Act, for resale by the Initial Purchasers (i) to qualified institutional buyers pursuant to Rule 144A under the Securities Act or (ii) outside the United States to non-U.S. persons in compliance with Regulation S under the Securities Act (the “Notes Offering”). The Notes Offering closed on November 24, 2009.

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

The Indenture requires the Company, the Issuers and/or the Note Guarantors, as applicable, to comply with various covenants including, but not limited to, covenants that, subject to certain exceptions, limit the Company’s and its subsidiaries’ ability to (i) incur additional indebtedness; (ii) make certain dividends, distributions, redemptions or investments; (iii) enter into certain transactions with affiliates; (iv) create, incur, assume or permit to exist certain liens against their assets; (v) make certain sales of their assets; and (vi) engage in certain mergers, consolidations or sales of all or substantially all of their assets. The Indenture also contains various affirmative covenants regarding, among other things, delivery of certain reports filed with the SEC and materials required pursuant to Rule 144A under the Securities Act to holders of the Senior Notes and joinder of future subsidiaries as Note Guarantors under the Indenture. The Company was in compliance with all financial covenants at December 31, 2010.

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

The Issuers are required to pay additional interest to the holders of the Senior Notes under certain circumstances if they fail to comply with their obligations under the Registration Rights Agreement. In October of 2010, the Company complied with the terms of the registration rights agreement.

Note Purchase Agreement

On August 15, 2007, the Company entered into, along with the General Partner and certain of the Company’s subsidiaries, (collectively, the “Note Issuers”) the Amended and Restated Note Purchase Agreement (the “NPA”) with Prudential Investment Management Inc., The Prudential Insurance Company of America, Prudential Retirement Insurance and Annuity Company, certain Affiliates of Prudential Investment Management Inc., iStar Financial Inc., SFT I, Inc., and certain Affiliates of iStar Financial Inc. (collectively, the “Note Purchasers”). Capitalized terms which are not defined in this Annual Report on Form 10-K shall have the same meaning assigned to such terms in the NPA, as amended.

Pursuant to the NPA, the Note Issuers and the Note Purchasers agreed to (a) exchange certain senior secured notes previously issued by the Note Issuers to the Note Purchasers on September 20, 2004, for new Series A Notes, as defined in the NPA, due September 20, 2009, in the amount of $80.0 million; and (b) issue Series B Notes, as defined in the NPA, due August 15, 2012 in the aggregate amount of $35.0 million, subject to the option, on an uncommitted basis, to issue/purchase additional secured Shelf Notes in the aggregate amount of up to $35.0 million, and to issue/purchase additional secured Shelf Notes to refinance the Series A Notes.

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

On July 1, 2009, the Company entered into the Third Amendment to Amended and Restated Note Purchase Agreement by and among the Company, the General Partner, certain of the Company’s subsidiaries and the noteholders to, among other things, amend certain negative covenants of the NPA.

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

On January 15, 2010, the Company entered into the Fifth Amendment to the NPA, to provide for further changes to the Consolidated Leverage Ratio similar to the changes under the Fifth Amendment to Credit Agreement, as defined below, and to clarify that the interest rate applicable to the Amended NPA Notes increased from 11% per annum to 12.5% per annum effective November 24, 2009, with such increase continuing until the termination of the Reserve Event period in accordance with the NPA.

On May 4, 2010, the Company entered into the Sixth Amendment to Amended and Restated Note Purchase Agreement (the “Sixth Amendment to Credit Agreement”) to, among other matters, provide for (i) changes to the Consolidated Leverage Ratio similar to the changes under the Sixth Amendment to Credit Agreement as described below, and (ii) the payment by the Partnership to each holder of Amended Series B Notes and Amended Series C Notes of additional interest at a rate of 0.25% per annum (the “Additional Interest”) from May 4, 2010 until such time as each holder of Notes shall have received a Compliance Certificate for the most recently completed four fiscal quarters of the Partnership ending on or after December 31, 2010 evidencing that the Consolidated Leverage Ratio was less than 3.75 to 1.00 for such period. The Amended Series B Notes and Amended Series C Notes were amended and restated to provide for the payment of the Additional Interest as described in the Sixth Amendment to NPA.

The Sixth Amendment to NPA also included a consent by the Noteholders to an increase in the Aggregate Credit Facility Cap from $80.0 million to $100.0 million, an increase in the Acquisition Facility Cap from $45.0 million to $55.0 million and an increase in the Revolving Facility Cap from $35.0 million to $45.0 million.

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

The NPA (as amended) contains restrictive covenants that, among other things, prohibit distributions upon defined events of default, restrict investments and sales of assets and require the Company to maintain certain financial covenants, including specified financial ratios. A material decrease in sales could cause the Company to breach certain of its financial covenants, such as the leverage ratio and the interest coverage ratio, under the Company’s NPA, as amended. Any such breach could allow the lenders to accelerate (or create cross-default) under the Company’s debt which would have a material adverse effect on the Company’s business, financial condition or results of operations. The Company was in compliance with financial covenants at December 31, 2010.

On January 28, 2011, and in connection with our February 2011 follow on public offering of common units, the Company entered into the Eighth Amendment to the Amended and Restated Credit Agreement (the “Eighth

Amendment to Credit Agreement”). This amendment included the Lenders’ consent to the use of a portion of the proceeds from the public offering of common units to redeem in full the outstanding Amended NPA Notes and to pay an aggregate make-whole premium of $3.8 million related thereto. Therefore, as of February 9, 2011, the Amended NPA Notes were paid in full. See “Subsequent Events” (Note 17).

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

On November 2, 2007, the Company, the General Partner, and the Borrowers entered into the First Amendment to Amended and Restated Credit Agreement with certain lenders thereto and Bank of America to, among other things, amend certain negative covenants of the Credit Agreement.

On April 30, 2009, the Company, the General Partner and the Borrowers entered into the Second Amendment to Credit Agreement with the lenders and Bank of America. The Second Amendment to Credit Agreement amended the Credit Agreement to, among other matters, increase (i) the Revolving Credit Facility to a maximum aggregate principal amount of $35.0 million, with the ability to request further increases in a maximum aggregate principal amount of $10.0 million, and (ii) the Acquisition Credit Facility to a maximum aggregate principal amount of $102.9 million, with the ability to request further increases in a maximum aggregate principal amount of $57.0 million, subject to a minimum increase amount of $5.0 million. The maximum aggregate principal amount of the Acquisition Credit Facility was increased to $107.9 million, with the ability to request further increases in a maximum aggregate principal amount of $52.0 million, after giving effect to a $5.0 million increase in the Acquisition Credit facility implemented through the Lender Joinder to Amended and Restated Credit Agreement, dated June 24, 2009, among the Company, the General Partner, the Borrowers and other parties thereto.

On July 6, 2009, the Company, the General Partner, the Borrowers and Bank of America entered into the Third Amendment to Amended and Restated Credit Agreement to, among other things, amend certain negative covenants of the Credit Agreement.

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

The Consolidated Leverage Ratio was 3.22 at December 31, 2010.

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

Effective May 21, 2010, the Lenders increased each of the Revolving Credit Facility and the Acquisition Credit Facility by $9.1 million. After giving effect to such increases, the maximum aggregate principal amount available under the Revolving Credit Facility was $44.1 million and the maximum aggregate principal amount available under the Acquisition Credit Facility was $54.1 million.

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

Borrowings under the Credit Agreement, as amended, rank pari passu with all other senior secured debt of the Borrowers including the senior secured notes discussed above. The Borrowers’ obligations under the Credit Agreement, as amended, are guaranteed by both the Company and the General Partner (collectively, the “Guarantors”).

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

The agreements governing the Revolving Credit Facility, the Acquisition Credit Facility and Amended NPA Notes contain restrictive covenants that, among other things, prohibit distributions upon defined events of default, restrict investments and sales of assets and require the Company to maintain certain financial covenants, including specified financial ratios. A material decrease in sales could cause the Company to breach certain of its financial covenants, such as the leverage ratio and the interest coverage ratio, under the Company’s Credit Agreement and NPA, as amended. Any such breach could allow the lenders to accelerate (or create cross-default under) the Company’s debt which would have a material adverse effect on the Company’s business, financial condition or results of operations. As of December 31, 2010, there were $15.0 million of outstanding borrowings under the Acquisition Credit Facility and $18.5 million of outstanding borrowings under the Revolving Credit Facility, and the Company was in compliance with applicable financial covenants.

On January 28, 2011, and in connection with our February 2011 follow on public offering of common units, the Company entered into the Eighth Amendment to Credit Agreement which extended the Maturity Date from August 15, 2012 to January 29, 2016, limited Maintenance Capital Expenditures for any Measurement Period ending in 2011, 2012 and 2013 to $4.6 million, $5.2 million and $5.8 million, respectively, and reduced the applicable margins for each of: (i) Eurodollar Rate Loans and Letter of Credit Fees and (ii) Base Rate Loans by 50 basis points, resulting in Pricing Level 3 of the Applicable Rate (the currently applicable pricing level) of 3.75% and 2.75%, respectively. The Eighth Amendment to Credit Agreement, also increased the Lenders’ aggregate commitments by $10.0 million under each of the Acquisition Credit Facility and the Revolving Credit Facility, resulting in an Acquisition Credit Facility of $65.0 million and a Revolving Credit Facility of $55.0 million. See Note 17, Subsequent Events.

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

Nelms Note

In June of 2010, certain of the Company’s subsidiaries issued two installment notes in connection with the second quarter acquisition discussed in Note 13. The Installment Notes are to be paid over a 4 year period and mature April 1, 2014. The Installment Notes do not have a stated rate of interest. The Company has recorded the Installment Notes at their fair market value of approximately $2.6 million. The face amounts of the Installment Notes were discounted approximately $0.7 million, and the discount will be amortized to interest expense over the life of the Installment Notes. The installment notes bear 10.25% interest per annum on the portion of the outstanding balance after the maturity date or while there exists any uncured event of default or the exercise by lender of any remedies following the occurrence and during the continuance of any event of default. In addition, if StoneMor voluntarily files for bankruptcy or is involved in an involuntary bankruptcy proceeding, the entire principal balance of the installment notes will automatically become due and payable. At December 31, 2010, the liability related to the installment notes was stated on the Company’s balance sheet at approximately $0.9 million.

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

Acquisition Non-Compete Notes

In connection with the Company’s second and third quarter 2010 acquisitions, certain of the Company’s subsidiaries issued installment notes in consideration for non-compete agreements executed with the former owners of the acquired entities. The Installment Notes are to be paid over periods of 4 to 6 years and mature between April 1, 2014 and July 1, 2016. The Installment Notes do not have a stated rate of interest. The Company has recorded the Installment Notes at their fair market value of approximately $2.1 million. The face amounts of the Installment Notes were discounted approximately $0.4 million, and the discount will be amortized to interest expense over the life of the Installment Notes. At December 31, 2010, the liability related to the Installment Notes was stated on the Company’s balance sheet at approximately $1.6 million.

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

Components of the income tax provision (benefit) applicable to continuing operations for federal and state taxes are as follows:

	Years ended December 31,
	2010	2009	2008
		(As Restated)
	(in thousands)
Current provision:
Federal	$—	$69	$27
State	306	567	617

Total	306	636	644

Deferred provision:
Federal	(5,138)	(2,822)	(251)
State	(551)	241	(313)

Total	(5,689)	(2,581)	(564)

Total taxes	$(5,383)	$(1,945)	$80

The difference between the statutory federal income tax and the Company’s effective income tax is summarized as follows:

	Years ended December 31,
	2010	2009	2008
		(As Restated)
	(in thousands)
Computed tax provision (benefit) at the applicable statutory tax rate	$(2,322)	$(2,153)	$1,611
State and local taxes net of federal income tax benefit	202	374	401
Tax exempt (income) loss	238	365	(199)
Change in valuation allowance	3,210	3,506	3,954
Partnership earnings not subject to tax	(6,882)	(4,079)	(5,970)
Permanent differences	171	42	283

Income taxes	$(5,383)	$(1,945)	$80

Deferred tax assets and liabilities result from the following:

	As of December 31,
	2010	2009
		(As Restated)
	(in thousands)
Deferred tax assets
Prepaid expenses	$2,279	$3,093
State net operating loss	8,521	6,554
Federal net operating loss	43,608	31,765
Alternative minimum tax credit	67	66
Unrealized losses (gains)	(4,523)	10,566
Valuation allowance	(23,140)	(32,518)

Total deferred tax assets	26,812	19,526

Deferred tax liabilities
Property, plant and equipment	5,337	1,735
Deferred revenue related to future revenues and accounts receivable	29,973	17,525
Deferred revenue related to cemetery property	8,926	4,491

Total deferred tax liabilities	44,236	23,751

Net deferred tax liabilities	$17,424	$4,225

We had available, at December 31, 2010, approximately less than $0.1 million of alternative minimum tax credit carryforwards, which are available indefinitely, and $124.9 million of federal net operating loss carryforwards, which will begin to expire in 2019 and $170.4 million in state net operating losses which will begin to expire in 2010.

Management periodically evaluates all evidence, both positive and negative, in determining whether a valuation allowance to reduce the carrying value of deferred tax assets is required. In 2010, we concluded, based on the projected allocations of taxable income, that a deferred tax asset of approximately $0.5 million will more likely than not be realized on several subsidiaries. In addition, several separate taxable subsidiaries were in a deferred tax liability position at December 31, 2010 and recognized those liabilities. The vast majority of the taxable subsidiaries continue to accumulate deferred tax assets that will not more likely than not be realized. A full valuation allowance continues to be maintained on these taxable subsidiaries. Ultimate realization of the deferred tax asset is dependent upon, among other factors, the Partnership’s corporate subsidiaries’ ability to generate sufficient taxable income within the carryforward periods and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used.

The Company follows the provisions of ASC Topic 740 (“ASC 740”) which requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than

50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. As of January 1, 2010, the Company had approximately $0.9 million of unrecognizable tax benefits. If recognized, the $0.9 million of the unrecognized tax benefits would reduce income tax expense and the Company’s effective tax rate. There were no changes between the beginning unrecognizable tax benefit amount and the amount at December 31, 2010. Based on the company’s best judgment of the facts, the statute of limitations for this adjustment is expected to expire in the second quarter of 2011, therefore the company will likely recognize this tax position at that time.

The Company and its subsidiaries are subject to US federal income tax as well as income taxes of multiple state jurisdictions. The Company’s effective tax rate fluctuates over time based on income tax rates in the various tax jurisdictions in which the Company operates and based on the level of earnings in those jurisdictions. Several entities of the Company were recently under examination by the Internal Revenue Service for its separate company US income tax returns for the year ended December 31, 2005. These audits were completed in the third quarter of 2009 with no impact to the financial statements. The Company is not currently under examination by any federal or state jurisdictions. The federal statute of limitations and certain state statutes of limitations are opened from 2007 forward. Management believes that the accrual for tax liabilities is adequate for all open years. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. On the basis of present information, it is the opinion of the Company’s management that there are no pending assessments that will result in a material adverse effect on the Company’s consolidated financial statements over the next twelve months.

The Company recognizes any interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses for all periods presented. The Company has not recorded any material interest or penalties during any of the years presented.

The net change in the valuation allowance for 2010 was a decrease of $9,380. This change in the valuation allowance is the result of the change in unrealized gains and losses of the Company’s investment portfolio, which is recorded within deferred revenues, net; the results of acquisition accounting; and net operating losses that are more likely than not to be realized and net operating losses that do not meet the more likely than not standard.

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

At December 31, 2010 and 2009, deferred cemetery revenues, net, consisted of the following

	As of December 31,
	2010	2009
		(As Restated)
	(in thousands)
Deferred cemetery revenue	$266,754	$222,749
Deferred merchandise trust revenue	30,937	29,487
Deferred merchandise trust unrealized gains (losses)	11,307	(27,278)
Deferred pre-acquisition margin	117,309	66,297
Deferred cost of goods sold	(37,904)	(31,932)

Deferred cemetery revenues, net	$388,403	$259,323

Deferred selling and obtaining costs	$59,422	$49,782

Deferred selling and obtaining costs are carried as an asset on the consolidated balance sheet in accordance with ASC 944-30-55-1.

11.	RETIREMENT PLANS AND LONG-TERM INCENTIVE PLANS

The Company has a 401(k) retirement savings plan for employees who may defer up to 15% of their compensation. The Company does not currently match any of the employee contributions.

Long Term Incentive Plan

Overview

On November 8, 2006, the General Partner’s board of directors adopted the StoneMor Partners L.P. Long-Term Incentive Plan, as amended (“LTIP”) for its employees, consultants and directors, who perform services for the Company. The LTIP permits the grant of awards covering an aggregate of 1,124,000 common units in the form of unit options, unit appreciation rights (“UARs”), restricted units and phantom units. The compensation committee of the Company’s general partner’s board of directors administers the plan. The plan will continue in effect until the earliest of (i) the date determined by the General Partner’s board of directors; (ii) the date that common units are no longer available for payment of awards under the plan; or (iii) the tenth anniversary of the plan.

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

Awards Made Under the LTIP

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

A total of 360,500 Employee Phantom Units were granted under the Key Employee Agreement. 90,125 of these units vested in 2007 and were converted into common units in January of 2008. An additional 90,125 of these units vested in and were converted into common units in 2008. The remaining 180,250 of these units vested in 2009 and were converted into common units in 2010.

On November 8, 2006, the General Partner, acting on behalf of the Company, entered into a Director Restricted Phantom Unit Agreement (the “Director Agreement”) with certain of its outside directors (the “Directors”).

Under the terms of the Director Agreement, each of five directors was awarded 3,000 Restricted Phantom Units (“Director Phantom Units”). Director Phantom Units become payable, in cash or common units, at the Company’s election, upon the separation of the Director from service as a director or upon the occurrence of certain other events specified in the Director Agreement. Each Director Phantom Unit contains a distribution equivalent right which entitles each Director to additional Director Phantom Units upon each distribution made to common unit holders. The calculation of additional Director Phantom Units granted upon each distribution to common unit holders is equal to a Directors total cumulative Director Phantom Units at the time of a distribution multiplied by the per unit monetary distribution divided by the fair value of a common unit at the time of the distribution. There were approximately 51,662, 43,693 and 33,179 Director Phantom Units outstanding at December 31, 2010, 2009 and 2008, respectively.

On December 16, 2009, the General Partner, acting on behalf of the Company, entered into an Executive Restricted Phantom Unit Agreement (the “Executive Agreement”) with certain of the Company’s executives (the “Executives”).

Under the terms of the Executive Agreement, each Executive was awarded 10,000 Restricted Phantom Units (“Executive Phantom Units”). Executive Phantom Units become payable, in cash or common units, at the Company’s election, upon the separation of the Executive from service as an executive or upon the occurrence of certain other events specified in the Executive Agreement. The exercise of Executive Phantom Units may be subject to approval by the Company’s limited partners as required by the NASDAQ listing rules. Each Executive Phantom Unit contains a distribution equivalent right which entitles each Executive to additional Executive Phantom Units upon each distribution made to common unit holders. The calculation of additional Executive Phantom Units granted upon each distribution to common unit holders is equal to an Executives total cumulative Executive Phantom Units at the time of a distribution multiplied by the per unit monetary distribution divided by the fair value of a common unit at the time of the distribution. There were approximately 22,072 and 20,000 Executive Phantom Units outstanding at December 31, 2010 and 2009, respectively.

The table below reflects the LTIP activity for the years ended December 31, 2010, 2009 and 2008, respectively:

	Years ended December 31,
	2010	2009	2008
	(in thousands)
Outstanding, beginning of period	63,693	213,430	296,159
Granted (1)	10,041	30,513	7,396
Matured (2)	—	180,250	90,125
Forfeited	—	—	—

Outstanding, end of period	73,734	63,693	213,430

(1)	The weighted-average price for unit awards on the date of grant was $22.52, $17.51 and $16.53 for the years ended December 31, 2010, 2009 and 2008, respectively.
(2)	The 180,250 units that vested in 2009 were converted into common units in 2010. The 90,125 units vested in 2008 were converted into common units in 2008.

As of December 31, 2010, there was no unrecognized compensation cost related to any phantom or restricted unit. Total compensation expense for unit awards was approximately $0.2 million, $1.6 million and $2.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

There were no modifications made to any existing unit awards in 2010. No unit awards were capitalized during the years ended December 31, 2010, 2009 or 2008.

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

UAR’s granted under the 2006 UAR Agreement were subject to the exact same vesting requirements as Employee Phantom Units granted under the Key Employee Agreement, except for the limitation related to the Company’s ability to issue freely tradable common units to the participant in compliance with all applicable securities laws. A total of 120,000 UAR’s were granted under the 2006 UAR Agreement, all of which had vested at December 31, 2009. As of December 31, 2010, 80,000 of these units remained outstanding.

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

UAR’s granted under the 2009 UAR Agreement vest at a percentage rate which is equal to a fraction the numerator of which is the number of calendar months which have elapsed since December 16, 2009 and the denominator of which is 48, subject to forfeiture upon certain conditions set forth in the UAR. The exercise of such UARs may be subject to approval by the Company’s limited partners as required by the NASDAQ listing rules. A total of 814,000 UAR’s were granted under the 2009 UAR Agreement and 794,835 of these units remain outstanding at December 31, 2010.

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

The fair value of UAR’s granted under the 2006 UAR Agreement was $2.47 per UAR and approximately $0.3 million in aggregate.

A summary of UAR activity for the years ended December 31, 2010, 2009 and 2008 follows:

	Years ended December 31,
	2010	2009	2008
	(in thousands)
Outstanding, beginning of period	934,000	120,000	120,000
Granted (1)	—	814,000	—
Exercised	(47,602)	—	—
Forfeited	(11,563)	—	—

Outstanding, end of period	874,835	934,000	120,000

Exercisable, end of period	281,366	128,479	60,000

(1)	The weighted-average fair value for UAR’s outstanding at December 31, 2010 was $2.40.

As of December 31, 2010, there was approximately $1.4 million of unrecognized compensation cost related to non-vested UARs. Such cost is expected to be recognized over a weighted-average period of 2.96 years. Total compensation expense for UARs was approximately $0.5 million for the year ended December 31, 2010 and less than $0.1 million for the years ended December 31, 2009 and 2008, respectively. In 2010, the Company issued 10,936 common units as a result of exercised UARs. There were no units issued in 2009 or 2008.

During the years ended December 31, 2010, 2009 and 2008, the Company:

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

Leases

At December 31, 2010, 2009 and 2008, the Company was committed to operating lease payments for premises, automobiles and office equipment under various operating leases with initial terms ranging from one to five years and options to renew at varying terms. Expenses under operating leases were $2.1 million, $2.1 million and $1.9 million for the years ended December 31, 2010, 2009 and 2008 respectively.

At December 31, 2010 operating leases will result in future payments in the following approximate amounts (in thousands):

(in thousands)
2011	$1,801
2012	1,599
2013	1,452
2014	915
2015	655
Thereafter	2,516

Total	$8,938

Employment Agreements

The Company has employment agreements with four of its’ senior executives which are annually renewable, unless the Company or the senior executives provide notice ninety days prior to the expiration of the employment period.

Tax Indemnification

CFSI LLC (formerly Cornerstone Family Services, Inc., the Company’s predecessor) had agreed to indemnify the Company for all federal, state and local income tax liabilities attributable to the operation of the assets contributed by CFSI LLC to the Company prior to the closing of the public offering in 2004. CFSI LLC had also agreed to indemnify the Company against additional income tax liabilities, if any, that arise from the consummation of the 2004 transactions related to the Company’s formation in excess of those believed to result at the time of the 2004 closing of the Company’s initial public offering. The Company had estimated that $0.6 million of state income taxes and no federal income taxes would be due as a result of these formation transactions. CFSI LLC had also agreed to indemnify the Company against the increase in income tax liabilities of the Company’s corporate subsidiaries resulting from any reduction or elimination of the Company’s net operating losses to the extent those net operating losses are used to offset any income tax gain or income resulting from the prior operation of the assets of CFSI LLC contributed to the Company in 2004, or from the Company’s 2004 formation transactions in excess of such gain or income believed to result at the time of the 2004 closing of the initial public offering. Until all of its indemnification obligations under the omnibus agreement had been satisfied in full, CFSI LLC was subject to limitations on its ability to dispose of or encumber its interest in the Company’s general partner or the common units held by it (except upon a redemption of common units by the partnership upon any exercise of the underwriters’ over-allotment option) and would also be prohibited from incurring any indebtedness or other liability. CFSI LLC’s indemnification obligations were discharged on January 24, 2011 confirmed by amendment that date to the omnibus agreement and an accompanying certification of the Company’s general partner. To our knowledge, there has been no inquiry from or instigation of proceedings by any taxing authority which could reasonably be expected to require indemnification, which pertains to the taxable year 2004 of CFSI LLC. CFSI LLC is also subject to certain limitations on its ability to transfer its interest in the Company’s general partner or the common units held by it if the effect of the proposed transfer would trigger an “ownership change” under the Internal Revenue Code that would limit the Company’s ability to use the Company’s federal net operating loss carryovers.

13.	ACQUISITIONS AND LONG-TERM OPERATING AGREEMENTS

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

Pursuant to the 1st Quarter Purchase Agreement, Buyer acquired nine cemeteries in Michigan, including certain related assets (the “Acquired Assets”), and assumed certain related liabilities (the “Assumed Liabilities”). In consideration for the transfer of the Acquired Assets and in addition to the assumption of the Assumed Liabilities, Buyer paid Seller approximately $14.1 million (the “Closing Purchase Price”) in cash. The Closing Purchase Price can be increased or decreased post-closing for accounts receivable, merchandise trust amounts and endowment care trust amounts above or below agreed levels, as provided in the Purchase Agreement.

Pursuant to the Warehouse Purchase Agreement, Warehouse Buyer acquired one warehouse in Michigan from SCI, including certain related assets, and assumed certain related liabilities for $0.5 million in cash, which was deemed part of the $14.1 million consideration paid in connection with the Purchase Agreement.

The 1st Quarter Purchase Agreement and Warehouse Purchase Agreement also include various representations, warranties, covenants, indemnification and other provisions which are customary for transactions of this nature.

The table below reflects the Company’s assessment of the fair value of net assets acquired, the purchase price and the resulting gain on a bargain purchase price that was made in the first quarter of the year. The Company obtained additional information in the fourth quarter of 2010 and has retrospectively adjusted these preliminary values as noted below.

	As of December 31, 2010
	Preliminary Assessment	Adjustments	Final Assessment
	(in thousands)
Assets:
Cemetery property	$32,338	$1,423	$33,761
Cemetery land	5,360	(5,360)	—
Accounts receivable (net)	2,293	358	2,651
Merchandise trusts, restricted, at fair value	46,155	1,872	48,027
Perpetual care trusts, restricted, at fair value	14,572	512	15,084
Property and equipment	325	5,443	5,768

Total assets	101,043	4,248	105,291

Liabilities
Deferred margin	18,287	12,807	31,094
Merchandise liabilities	22,619	7,507	30,126
Deferred income tax liability, net	8,238	(359)	7,879
Perpetual care trust corpus	14,572	512	15,084

Total liabilities	63,716	20,467	84,183

Fair value of net assets acquired	37,327	(16,219)	21,108

Consideration paid	14,015	—	14,015

Gain on bargain purchase	$23,312	$(16,219)	$7,093

Second Quarter 2010 Acquisition

On April 29, 2010, the Johnson County Circuit Court of Indiana entered the Order Approving Form of Amended and Restated Purchase Agreement and Authorizing Sale of Equity Interests and Assets (the “Indiana Order”). The Indiana Order, subject to certain conditions, permitted Lynette Gray, as receiver (the “Receiver”) of the business and assets of Ansure Mortuaries of Indiana, LLC (“Ansure”), Memory Gardens Management Corporation (“MGMC”), Forest Lawn Funeral Home Properties, LLC (“Forest Lawn”), Gardens of Memory Cemetery LLC (“Gardens of Memory”), Gill Funeral Home, LLC (“Gill”), Garden View Funeral Home, LLC

(“Garden View”), Royal Oak Memorial Gardens of Ohio Ltd. (“Royal Oak”), Heritage Hills Memory Gardens of Ohio Ltd. (“Heritage”) and Robert E. Nelms (“Nelms” and collectively with Ansure, MGMC, Forest Lawn, Gardens of Memory, Gill, Garden View, Royal Oak and Heritage, the “Original Sellers”), to enter into and consummate an Amended and Restated Purchase Agreement (the “2nd Quarter Purchase Agreement”) with StoneMor Operating LLC, a Delaware limited liability company (“StoneMor LLC”), StoneMor Indiana LLC, an Indiana limited liability company (“StoneMor Indiana”), StoneMor Indiana Subsidiary LLC, an Indiana limited liability company (“StoneMor Subsidiary”) and Ohio Cemetery Holdings, Inc., an Ohio nonprofit corporation (“Ohio Nonprofit,” and collectively with StoneMor LLC, StoneMor Indiana and StoneMor Subsidiary, the “Buyer”), each a wholly-owned subsidiary of the Company. Subject to the receipt of the Indiana Order, the Purchase Agreement was executed by the Buyer and the Receiver on April 2, 2010.

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

Effective June 21, 2010, pursuant to the 2nd Quarter Purchase Agreement and Amendment No. 1, the Buyer acquired the stock (the “Stock”) of certain companies owned by Ansure (the “Acquired Companies”) and certain assets (the “Assets”) owned by Nelms, Nelms LLC, Gill, Gardens of Memory, Garden View, Forest Lawn, Heritage, Royal Oak and MGMC, resulting in the acquisition of 8 cemeteries and 5 funeral homes in Indiana, Michigan and Ohio (the “Acquisition”). The Buyer acquired the Stock and Assets, advanced moneys to pay for trust shortfalls of the cemeteries, paid certain liabilities of the Sellers, which were offset by funds held in a Smith Barney Account acquired by the Buyer in the transaction, and paid certain legal fees of the parties to the transaction and other acquisition costs, for a total consideration, including the offset by the funds held in the Smith Barney Account, of approximately $33.0 million. The Acquisition was financed, in part, by borrowing $22.5 million from the Company’s acquisition facility under the Amended and Restated Credit Agreement dated August 15, 2007 among StoneMor LLC, certain of its subsidiaries, the Company, StoneMor GP LLC, Bank of America, N.A., the other lenders party thereto, and Bank of America Securities LLC, as amended.

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

The Installment Notes were issued effective June 21, 2010 and mature April 1, 2014. The Installment Notes are to be paid over a 4 year period and do not have a stated rate of interest. The Company has recorded the Installment Notes at their fair market value of approximately $2.6 million. The face amounts of the Installment Notes were discounted approximately $0.7 million, and the discount will be amortized to interest expense over the life of the Installment Notes. The Installment Notes bear 10.25% interest per annum on the portion of the outstanding balance after the maturity date or while there exists any uncured event of default or the exercise by the Company of any remedies following the occurrence and during the continuance of any event of default. In addition, if StoneMor voluntarily files for bankruptcy or is involved in an involuntary bankruptcy proceeding, the entire principal balance of the Installment Notes will automatically become due and payable.

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

All obligations of StoneMor, the Company, and the Acquired Companies under the Settlement Agreement and other transaction documents are subordinate and junior to the obligations of StoneMor, the Company, and the Acquired Companies under any Senior Debt, as defined in the Settlement Agreement.

The Settlement Agreement also includes various representations, warranties, covenants, mutual releases, indemnification and other provisions, which are customary for a transaction of this nature.

Unregistered Sale of Securities

In connection with the Acquisition, StoneMor GP LLC, the general partner of the Company (“StoneMor GP”), entered into a Non-Competition Agreement (“Non-Competition Agreement”) dated as of June 21, 2010 with Ronald P. Robertson, pursuant to which Mr. Robertson agreed not to compete with StoneMor GP and the companies under its management and control. In consideration for Mr. Robertson’s covenant not to compete and as a partial payment of the Closing Notes to the Meyer Family pursuant to the Settlement Agreement, effective June 21, 2010, the Company issued 303,800 Units.

Pursuant to the Non-Competition Agreement, the Company is obligated to issue additional Units valued at $0.5 million over the next three years as follows: units valued at $0.2 million calculated by dividing $0.2 million by the per unit price on the Nasdaq Stock Market LLC on the close of the third business day prior to the closing on each of the first anniversary and second anniversary of the closing of the Acquisition, and units valued at $0.1 million calculated by dividing $0.1 million by the per unit price on the Nasdaq Stock Market LLC on the close of the third business day prior to the closing on the third anniversary of the closing of the Acquisition, subject to adjustments as a result of any common unit split, combination or similar events occurring after the closing.

The table below reflects the Company’s assessment of the fair value of net assets received, the purchase price and the resulting goodwill from the purchase. The Company obtained additional information in the fourth quarter of 2010 and has retrospectively adjusted these preliminary values as noted below. The Company may make further retrospective adjustments to this provisional assessment if additional information were to become available.

	As of December 31, 2010
	Preliminary Assessment	Adjustments	Revised Assessment
	(in thousands)
Assets:
Cemetery property	$23,188	$(1,502)	$21,686
Property and equipment	27,842	(18,803)	9,039
Accounts receivable (net)	2,191	(53)	2,138
Merchandise trusts, restricted, at fair value	5,866	11,276	17,142
Perpetual care trusts, restricted, at fair value	1,663	1,686	3,349
Other assets	4,225	144	4,369

Total assets	64,975	(7,252)	57,723

Liabilities
Deferred margin	12,070	3,869	15,939
Merchandise liabilities	14,929	614	15,543
Deferred income tax liability, net	16,130	(6,704)	9,426
Perpetual care trust corpus	1,663	1,686	3,349

Total liabilities	44,792	(535)	44,257

Fair value of net assets acquired	20,183	(6,717)	13,466

Paid at closing—purchase price	10,417	—	10,417

Paid at closing—units	5,785	—	5,785

Paid at closing—liabilities incurred	$3,981	$(333)	$3,648

Goodwill from purchase	$—	$—	$18,914
Total purchase price	20,183	(333)	19,850
Paid at closing—trust underfunding	12,530	—	12,530
Total paid at closing	32,713	(333)	32,380

Third Quarter 2010 Acquisition and Long-Term Operating Agreement

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

2.

The Archdiocese will pay the Company a management fee in the amounts of $0.5 million, $0.4 million and $0.3 million during the first three years of the agreement. This fee is in addition to any revenues the Company will earn from operating the property. No monies will be transferred during Year 4. The Company will pay the Archdiocese a fee in an amount equal to 5% of revenues beginning in Year 5. Total amounts paid are capped at $0.3 million, $0.4 million and $0.5 million during years five through seven consecutively.

3.	The operating agreement is for a term of 40 years (subject to certain termination rights).

4.	The Company shall acquire the exclusive rights to all of the property and assets of each cemetery, including but not limited to, the use of all land for interment purposes; the sum of accounts receivable and merchandise trust funds in force for existing pre-need contracts.

The Company has concluded that this Operating Agreement does not qualify as a variable interest entity because the Company does not control the entity. However, the existing merchandise trust, which had a fair value of approximately $3.5 million as of the contract date, has been consolidated as a variable interest entity as the Company controls and directly benefits from the operations of the merchandise trust. Other liabilities assumed by the Company have also been recorded as of the contract date. As no consideration was paid in this transaction, the Company has recorded a deferred gain of approximately $3.1 million which represent the excess of the value of the merchandise trust over the liabilities assumed. This amount will be amortized as the Company recognizes the benefits of ownership associated with the merchandise trust.

The table below reflects the amounts recorded on the contract date either through consolidation as a VIE or the assumption of a liability, resulting in a deferred gain. As discussed in Note 18, these amounts are different than what was preliminarily reported for this transaction in the third quarter of 2010.

As of December 31, 2010
Revised Assessment
(in thousands)
Assets:
Merchandise trusts, restricted, at fair value	3,493
Liabilities
Deferred margin	208
Merchandise liabilities	192

Net assets recorded	3,093
Consideration paid	—

Deferred gain	$3,093

Also during the third quarter of 2010, the Company purchased a single cemetery for $1.5 million, which included the payoff of an existing mortgage of $0.3 million. At September 30, 2010, the Company had made a provisional assessment of the fair value of net assets acquired for this transaction. The Company obtained additional information in the fourth quarter of 2010 and has retrospectively adjusted these preliminary values as noted below. The Company may make further retrospective adjustments to this provisional assessment if additional information were to become available.

The table below details the provisional assessment of net assets acquired and the resultant gain on a bargain purchase recorded during the third quarter of 2010:

	As of December 31, 2010
	Preliminary Assessment	Adjustments	Revised Assessment
	(in thousands)
Assets:
Accounts receivable (net)	$1,003	$—	$1,003
Cemetery property	1,020	1,811	2,831
Property and equipment	—	607	607
Merchandise trusts, restricted, at fair value	3,080	—	3,080
Perpetual care trusts, restricted, at fair value	1,089	—	1,089
Intangible assets	—	340	340

Total assets	6,192	2,758	8,950

Liabilities
Deferred margin	1,369	1,168	2,537
Other Liabilities	—	318	318
Merchandise liabilities	1,693	649	2,342
Deferred tax liabilities	272	832	1,104
Perpetual care trust corpus	1,089	—	1,089

Total liabilities	4,423	2,967	7,390

Fair value of net assets acquired	1,769	(209)	1,560

Consideration paid	1,500	—	1,500

Gain on bargain purchase	$269	$(209)	$60

The results of operations related to this acquisition are not material to the financial statements taken as a whole.

Fourth Quarter 2010 Acquisition

On October 12, 2010, StoneMor LLC, Stonemor Kansas LLC, a Kansas limited liability company and Stonemor Kansas Subsidiary LLC, a Kansas limited liability company, each a wholly-owned subsidiary of the Company, entered into an Asset Purchase and Sale Agreement (the “4th Quarter Purchase Agreement”) with Fairlawn Burial Park Association and Heritage II Inc., collectively the Sellers, and Edward J. Nazar as the Receiver.

Pursuant to the 4th Quarter Purchase Agreement, Buyer acquired the assets of one cemetery and one funeral home in Kansas, purchased out of receivership. In consideration for the transfer, the Company paid approximately $0.7 million in cash, and posted a bond of approximately $0.3 million to fund permanent maintenance trust shortfalls and incurred approximately $0.6 million of liabilities in connection with this acquisition.

The table below reflects the Company’s preliminary assessment of the fair value of net assets received and the allocation of the purchase price and the resulting goodwill. These amounts will be retrospectively adjusted as additional information is received.

As of December 31, 2010
(in thousands)
Assets:
Accounts receivable (net)	$198
Cemetery property	986
Merchandise trusts, restricted, at fair value	535
Perpetual care trusts, restricted, at fair value	412
Property and equipment	520

Total assets	2,651

Liabilities
Deferred margin	1,010
Merchandise liabilities	932
Deferred tax liabilities	89
Perpetual care trust corpus	412

Total liabilities	2,443

Fair value of net assets acquired	208

Consideration paid	665

Goodwill from purchase	$457

The results of operations related to the acquisition are not material to the consolidated financial statements taken as a whole.

The following unaudited pro forma information presents a summary of the results of operations of the Company as if the cemeteries acquired in the first and second quarters of 2010, which are expected to have a meaningful impact on the Company’s operations, were acquired on January 1, 2009:

	As of December 31,
	2010	2009
	(unaudited) (in thousands)
Revenues	204,772	199,223
Net income (loss)	7,761	(2,761)
Net income (loss) per limited partner unit—basic	0.54	(0.22)
Net income (loss) per limited partner unit—diluted	0.53	(0.22)

The unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments such as decreased cost of goods sold related to the step-down in the basis of the cemetery property acquired and increased interest on the acquisition debt. They do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect on January 1, 2009 or of future results of operations of the locations. The results of operations of the acquired properties are included in the consolidated financial statements since the date of acquisition. Revenues and net income included in operations since the dates of acquisition are $11.1 million and $1.1 million respectively, for the year ended December 31, 2010.

2nd Quarter 2009 Long-Term Operating Agreements

In the second quarter of 2009, the Company, through certain of its subsidiaries, entered into two long-term operating agreements wherein the Company has become the exclusive operator of the underlying cemetery land.

These operating agreements do not qualify as variable interest entities because the Company does not control the entities. However, the existing merchandise and perpetual care trusts, which had a fair value of approximately $1.4 million and $3.4 million, respectively, have been consolidated as a variable interest entity as the Company controls and directly benefits from the operations of the trusts. Other liabilities assumed by the Company and debt incurred related to this transaction have also been recorded as of the contract date. The cash paid and debt incurred related to these transactions exceeded the net assets recorded as of the contract date. This amount of approximately $4.8 million, recorded within other assets on the consolidated balance sheet, will be amortized over the expected life of the contract, which is 40 years.

The table below reflects the amounts recorded on the contract date either through consolidation as a VIE or the assumption of a liability. As discussed in Note 18, these amounts have been restated.

As of 12/31/2009
(in thousands)
Assets
Merchandise trusts, restricted, at fair value	$1,385
Perpetual care trusts, restricted, at fair value	3,428
Liabilities
Merchandise liabilities	1,635
Deferred margin	1,322
Other liabilities	46
Perpetual care trust corpus	3,428

Net assets recorded	(1,618)

Consideration paid	3,220

Other Assets	$4,838

3rd Quarter 2009 Long-Term Operating Agreement

In the third quarter of 2009, the Company, through certain of its subsidiaries, entered into a single long-term operating agreement wherein the Company has become the exclusive operator of the underlying cemetery land.

The nature of the agreement and the accounting treatment utilized by the Company is essentially identical in nature as the 2nd Quarter 2009 long-term operating agreements described above.

The cash paid and debt incurred related to these transactions exceeded the net assets recorded as of the contract date. This amount of approximately $3.6 million, recorded within other assets on the consolidated balance sheet, will be amortized over the expected life of the contract, which is 40 years.

The table below reflects the amounts recorded on the contract date either through consolidation as a VIE or the assumption of a liability. As discussed in Note 18, these amounts have been restated.

As of 12/31/2009
(in thousands)
Assets
Merchandise trusts, restricted, at fair value	$321
Perpetual care trusts, restricted, at fair value	2,911
Liabilities
Merchandise liabilities	231
Deferred margin	186
Perpetual care trust corpus	2,911

Net assets recorded	(96)

Consideration paid—cash	1,400
Consideration paid—note issued	1,400
Consideration paid—other liability assumed	750

Total consideration paid	3,550

Other assets	$3,646

The results of operations related to our 2009 acquisitions are not material to the financial statements taken as a whole.

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

The Company paid $0.6 million in cash and $0.5 million in common units representing limited partner interests to the sellers for the 2008 First Quarter Acquisition. Including the acquisition transaction costs, the transaction was valued at $1.2 million for accounting purposes.

The Company paid approximately $0.8 million in cash to the sellers for the 2008 Third Quarter Acquisition. Including the acquisition transaction costs, the transaction was valued at $1.4 million for accounting purposes.

The Company paid approximately $1.6 million in cash to the sellers for the 2008 Fourth Quarter Acquisition. Including the acquisition transaction costs, the transaction was valued at $1.8 million for accounting purposes.

14.	SEGMENT INFORMATION

The Company is organized into five distinct reportable segments which are classified as Cemetery Operations—Southeast, Cemetery Operations—Northeast, Cemetery Operations—West, Funeral Homes, and Corporate.

The Company has chosen this level of organization of reportable segments due to the fact that a) each reportable segment has unique characteristics that set it apart from other segments; b) the Company has organized its management personnel at these operational levels; and c) it is the level at which the Company’s chief decision makers and other senior management evaluate performance.

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

Segment information is as follows:

As of and for the year ended December 31, 2010

	Cemeteries			Funeral Homes	Corporate	Adjustment	Total
	Southeast	Northeast	West
	(in thousands)
Revenues
Sales	$76,419	$34,314	$37,079	$—	$10	$(40,043)	$107,779
Service and other	28,157	22,430	23,445	—	—	(10,065)	63,967
Funeral home	—	—	—	25,546	—	—	25,546

Total revenues	104,576	56,744	60,524	25,546	10	(50,108)	197,292

Costs and expenses
Cost of sales	15,477	8,455	5,927	—	6	(6,336)	23,529
Cemetery	20,518	13,490	14,776	—	—	—	48,784
Selling	24,486	11,176	11,142	—	596	(9,155)	38,245
General and administrative	11,835	6,108	6,631	—	17	—	24,591
Corporate overhead	—	—	—	—	24,379	—	24,379
Depreciation and amortization	1,448	782	1,157	1,654	3,804	—	8,845
Funeral home	—	—	—	19,937	—	—	19,937
Acquisition related costs	—	—	—	—	5,715	—	5,715

Total costs and expenses	73,764	40,011	39,633	21,591	34,517	(15,491)	194,025

Operating profit	30,812	16,733	20,891	3,955	(34,507)	(34,617)	3,267

Gain on acquisitions	—	—	—	—	7,153	—	7,153
Increase in fair value of interest rate swap	—	—	—	—	4,724	—	4,724
Interest expense	9,307	3,814	5,681	3,148	23	—	21,973

Income (loss) before income taxes	$21,505	$12,919	$15,210	$807	$(22,653)	$(34,617)	$(6,829)

Total assets	$415,588	$285,412	$357,123	$63,515	$25,481	$—	$1,147,119
Amortization of cemetery property	$3,036	$3,398	$714	$—	$—	$(235)	$6,913
Long lived asset additions	$3,070	$3,507	$44,880	$8,418	$325	$—	$60,200
Goodwill	$—	$—	$—	$19,851	$—	$—	$19,851

As of and for the year ended December 31, 2009

	Cemeteries			Funeral Homes	Corporate	Adjustment	Total
	Southeast	Northeast	West
	(As Restated)
	(in thousands)
Revenues
Sales	$71,756	$33,743	$27,094	$—	$15	$(19,933)	$112,675
Service and other	27,976	20,450	12,863	—	—	(16,126)	45,163
Funeral home	—	—	—	23,365	—	—	23,365

Total revenues	99,732	54,193	39,957	23,365	15	(36,059)	181,203

Costs and expenses
Cost of sales	15,410	7,207	4,422	—	4	(5,249)	21,794
Cemetery	18,555	12,842	9,834	—	15	—	41,246
Selling	22,368	10,595	7,834	—	855	(7,529)	34,123
General and administrative	11,453	6,127	4,884	—	34	—	22,498
Corporate overhead	—	—	—	—	22,370	—	22,370
Depreciation and amortization	1,531	840	448	1,101	2,608	—	6,528
Funeral home	—	—	—	19,006	—	—	19,006
Acquisition related costs	—	—	—	—	1,072	—	1,072

Total costs and expenses	69,317	37,611	27,422	20,107	26,958	(12,778)	168,637

Operating profit	30,415	16,582	12,535	3,258	(26,943)	(23,281)	12,566

Gain on sale of funeral home	—	—	—	—	434	—	434
Gain on acquisitions	—	—	—	—	—	—	—
Decrease in fair value of interest rate swap	—	—	—	—	(2,681)	—	(2,681)
Expenses related to refinancing	—	—	—	—	2,242	—	2,242
Interest expense	6,516	2,649	3,082	2,123	40	—	14,410

Income (loss) before income taxes	$23,899	$13,933	$9,453	$1,135	$(31,472)	$(23,281)	$(6,333)

Total assets	$371,155	$252,522	$162,664	$35,436	$33,524	$—	$855,301
Amortization of cemetery property	$3,091	$2,332	$615	$—	$—	$(237)	$5,747
Long lived asset additions	$5,685	$912	$695	$627	$4,448	$—	$12,367
Goodwill	$—	$—	$—	$480	$—	$—	$480

As of and for the year ended December 31, 2008

	Cemeteries			Funeral Homes	Corporate	Adjustment	Total
	Southeast	Northeast	West
	(in thousands)
Revenues
Sales	$63,759	$32,950	$27,795	$—	$5	$(22,990)	$101,519
Service and other	24,879	21,240	14,577	—	—	(2,730)	57,966
Funeral home	—	—	—	23,963	—	—	23,963

Total revenues	88,638	54,190	42,372	23,963	5	(25,720)	183,448

Costs and expenses
Cost of sales	14,032	8,038	4,616	—	1	(3,805)	22,882
Cemetery	17,805	13,542	10,257	—	47	—	41,651
Selling	20,270	10,665	8,191	—	1,253	(5,573)	34,806
General and administrative	10,419	6,096	4,767	—	90	—	21,372
Corporate overhead	—	—	—	—	21,293	—	21,293
Depreciation and amortization	1,492	940	378	838	1,381	—	5,029
Funeral home	—	—	—	19,065	—	—	19,065

Total costs and expenses	64,018	39,281	28,209	19,903	24,065	(9,378)	166,098

Operating profit	24,620	14,909	14,163	4,060	(24,060)	(16,342)	17,350

Interest expense	5,163	2,657	2,696	2,198	—	—	12,714

Income (loss) before income taxes	$19,457	$12,252	$11,467	$1,862	$(24,060)	$(16,342)	$4,636

Total assets	$322,365	$228,447	$138,956	$35,816	$12,656	$—	$738,240
Amortization of cemetery property	$2,966	$2,474	$493	$—	$—	$435	$6,368
Long lived asset additions	$18,930	$1,024	$1,431	$1,236	$1,580	$—	$24,201

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

Level 1:	Quoted market prices available in active markets for identical assets or liabilities. The Company includes cash and cash equivalents, U.S. Government debt securities and publicly traded equity instruments in its level 1 investments.

Level 2:	Quoted prices in active markets for similar assets; quoted prices in non-active markets for identical or similar assets; inputs other than quoted prices that are observable. The Company includes U.S. state and municipal, corporate and other fixed income debt securities in its level 2 investments.

Level 3:	Any and all pricing inputs that are generally unobservable and not corroborated by market data.

The following table allocates the Company’s assets and liabilities measured at fair value as of December 31, 2010 and 2009.

As of December 31, 2010:

Merchandise Trust

Description	Level 1	Level 2	Total
	(in thousands)
Assets
Short-term investments	$40,723	$—	$40,723
Fixed maturities:
U.S. government and federal agency	—	—	—
U.S. state and local government agency	—	23	23
Corporate debt securities	—	9,940	9,940
Other debt securities	—	1,538	1,538

Total fixed maturity investments	—	11,501	11,501

Mutual funds—debt securities	52,518	—	52,518
Mutual funds—equity securities—real estate sector	12,761	—	12,761
Mutual funds—equity securities—energy sector	29,119	—	29,119
Mutual funds—equity securities—MLP’s	20,077	—	20,077
Mutual funds—equity securities—other	64,708	—	64,708
Equity securities
Preferred REIT’s	16,549	—	16,549
Master limited partnerships	36,520	—	36,520
Global equity securities	22,192	—	22,192
Other invested assets	—	11,650	11,650

Total	$295,167	$23,151	$318,318

Perpetual Care Trust

Description	Level 1	Level 2	Total
	(in thousands)
Assets
Short-term investments	$20,583	$—	$20,583
Fixed maturities:
U.S. government and federal agency	600	—	600
U.S. state and local government agency	—	148	148
Corporate debt securities	—	22,692	22,692
Other debt securities	—	508	508

Total fixed maturity investments	600	23,348	23,948

Mutual funds—debt securities	55,149	—	55,149
Mutual funds—equity securities—real estate sector	13,026	—	13,026
Mutual funds—equity securities—energy sector	21,340	—	21,340
Mutual funds—equity securities—MLP’s	13,564	—	13,564
Mutual funds—equity securities—other	43,850	—	43,850
Equity securities
Preferred REIT’s	31,050	—	31,050
Master limited partnerships	25,426	—	25,426
Global equity securities	776	—	776
Other invested assets	—	978	978

Total	$225,364	$24,326	$249,690

As of December 31, 2009:

Merchandise Trust

Description	Level 1	Level 2	Total
	(in thousands)
Assets
Short-term investments	$47,451	$—	$47,451
Fixed maturities:
U.S. government and federal agency	—	—	—
U.S. state and local government agency	—	23	23
Corporate debt securities	—	3,246	3,246
Other debt securities	—	4,985	4,985

Total fixed maturity investments	—	8,254	8,254

Mutual funds—debt securities	31,154	7,559	38,713
Mutual funds—equity securities	70,438	—	70,438

Equity securities	31,763	—	31,763
Other invested assets	—	7,210	7,210

Total	$180,806	$23,023	$203,829

Perpetual Care Trust

Description	Level 1	Level 2	Total
	(in thousands)
Assets
Short-term investments	$46,615	$—	$46,615
Fixed maturities:
U.S. government and federal agency	4,765	—	4,765
U.S. state and local government agency	—	1,437	1,437
Corporate debt securities	—	13,892	13,892
Other debt securities	—	4,830	4,830

Total fixed maturity investments	4,765	20,159	24,924

Mutual funds—debt securities	19,352	16,884	36,236
Mutual funds—equity securities	52,557	—	52,557

Equity securities	35,413	—	35,413
Other invested assets	—	531	531

Total	$158,702	$37,574	$196,276

Interest Rate Liability	$—	$2,681	$2,681

All level 2 assets are priced utilizing independent pricing services. The interest rate swap price was provided to the Company by an independent third party source and tested by the Company via an analysis of current swap pricing to the contracted swap pricing.

16.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following summarizes certain quarterly results of operations:

	Three months ended
2010	March 31	June 30	September 30	December 31
			(as restated)
Revenues	$40,670	$48,737	$52,130	$55,755
Net income (loss)	5,895	(1,460)	(1,900)	(3,981)
General partners’ interest in net income (loss) for the period	118	(29)	(38)	(80)
Limited partners’ interest in net income (loss) for the period	5,777	(1,431)	(1,862)	(3,901)
Net income (loss) per common unit
Basic	$0.43	$(0.11)	$(0.13)	$(0.25)
Diluted	$0.43	$(0.11)	$(0.13)	$(0.25)

	Three months ended
2009	March 31	June 30	September 30	December 31
		(as restated)	(as restated)
Revenues	$42,598	$47,802	$46,587	$44,216
Net income (loss)	(865)	2,302	1,949	(7,774)
General partners’ interest in net income (loss) for the period	(17)	46	39	(155)
Limited partners’ interest in net income (loss) for the period
Common	(697)	1,861	1,576	(6,362)
Subordinated	(151)	395	334	(1,257)
Net income (loss) per common unit
Basic	$(0.07)	$0.19	$0.16	$(0.61)
Diluted	$(0.07)	$0.19	$0.16	$(0.61)

As described in Note 18, the Company has restated its 2009 financial statements to deconsolidate certain cemeteries it operates under long-term operating agreements that had been consolidated using the purchase method of accounting. The Company also consolidated three cemeteries it began operating in the third quarter of 2010 that should not have been consolidated using purchase accounting.

The following presents the effects of the restatement on the unaudited summary quarterly results of operations:

	Three Months Ended
	September 30, 2010		September 30, 2009		June 30, 2009
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Balance Sheet Amounts
Long-term accounts receivable—net of allowance	$56,667	$57,116	$45,177	$44,956	$47,553	$47,283
Cemetery property	304,386	284,449	239,827	228,067	236,549	227,844
Property and equipment, net of accumulated depreciation	82,577	63,537	48,965	47,865	49,147	48,518
Other assets	5,809	14,373	1,646	10,525	787	6,277
Total assets	1,128,072	1,120,385	836,805	832,603	798,490	794,376

Deferred cemetery revenues, net	343,855	365,684	243,216	243,389	222,296	222,298
Deferred tax liabilities	30,552	20,327	8,281	8,050	8,126	7,928
Merchandise liability	105,387	114,396	76,868	76,876	76,463	76,465
Total liabilities	959,808	979,111	730,318	730,268	687,370	687,176

General partner capital	3,000	2,189	1,781	1,698	1,951	1,872
General partner incentive distribution rights	5,979	—	—	—	—	—
Common partner capital	159,286	139,086	100,853	97,523	104,520	101,370
Subordinated partner capital	—	—	3,853	3,114	4,649	3,958
Total partners’ capital	$168,264	$141,275	$106,487	$102,335	$111,120	$107,200

	Three Months Ended
	September 30, 2010		September 30, 2009		June 30, 2009
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated

Consolidated Statement of Operations
Cost of goods sold merchandise	$5,150	$5,098	$4,486	$4,460	$4,736	$4,725
Depreciation and amortization	2,261	2,466	1,700	1,761	1,708	1,725
Acquisition related costs	2,167	1,963	(29)	(580)	542	(127)

Operating profit	656	716	4,214	4,730	4,744	5,407

Gain on acquisitions	6,656	60	751	—	4,583	—
Income tax benefit	(1,829)	(1,829)	(1,117)	(1,117)	(97)	(97)
Net income (loss)	4,645	(1,900)	2,184	1,949	6,222	2,302

General partner’s interest in net income (loss) for the period	93	(38)	44	39	124	46
Limited partners’ interest in net income (loss) for the period—common	4,552	(1,862)	1,855	1,576	5,011	1,861
Limited partners’ interest in net income (loss) for the period—subordinated	—	—	285	334	1,087	395
Net income (loss) per limited partner unit—basic and diluted	$.33	$(.13)	$.18	$.16	$.42	$.19

Consolidated Statement of Cash Flows

	Nine Months Ended				Six Months Ended
	September 30, 2010		September 30, 2009		June 30, 2009
Net cash provided by operating activities	$9,433	$9,757	$14,723	$15,943	$8,104	$8,773
Net cash used in investing activities	$(44,464)	$(44,788)	$(8,918)	$(10,138)	$(5,533)	$(6,202)
17.	SUBSEQUENT EVENTS

In January of 2011, we purchased three cemeteries in North Carolina for approximately $1.7 million and incurred approximately $0.5 million of liabilities.

On January 28, 2011, and in consideration of our February 9, 2011 follow on public offering of common units, the Company entered into the Eighth Amendment to its Amended and Restated Credit Agreement. The Eighth Amendment to Credit Agreement included the Lenders’ consent to the use of a portion of the proceeds from the public offering of common units to redeem in full outstanding 12.5% Series B and Series C senior secured notes due August 2012 and to pay an aggregate make-whole premium of $3.8 million related thereto. Pursuant to the Eighth Amendment to Credit Agreement, the Maturity Date has been extended from August 15, 2012 to January 29, 2016 and the applicable margins for each of: (i) Eurodollar Rate Loans and Letter of Credit Fees and (ii) Base Rate Loans are reduced by 50 basis points, resulting in Pricing Level 3 of the Applicable Rate (the currently applicable pricing level) of 3.75% and 2.75%, respectively.

In addition, the Company shall continue using the same Consolidated Leverage Ratio of 3.65 to 1.0 as is currently in effect for Measurement Periods ending after December 31, 2010 and will not be permitted to have Maintenance Capital Expenditures for any Measurement Period ending in 2011, 2012 and 2013 exceeding $4.6 million, $5.2 million and $5.8 million, respectively.

The Lenders also agreed to reinstate the maximum aggregate principal amount of the acquisition credit facility to $55.0 million and to increase the Lenders’ aggregate commitments by $10.0 million under each of the acquisition credit facility and the revolving credit facility, resulting in an acquisition credit facility of $65.0 million and a revolving credit facility of $55.0 million.

On February 9, 2011, The Company completed a follow on public offering of 3,756,155 common units, including an option to purchase up to 731,155 common units to cover over-allotments which was exercised in full by the underwriters, at a price of $29.25 per unit, representing a 19.4% interest in the Company. Total gross proceeds from these transactions were approximately $109.9 million, before offering costs and underwriting discounts. Net proceeds of the offering, including the related capital contribution of the General Partner, after deducting underwriting discounts and offering expenses, were approximately $106.0 million. As part of this transaction, selling unitholders also sold 1,849,366 common units. The company did not receive any of the proceeds generated by the sale of any units held by the selling unitholders.

18.	RESTATEMENT OF DECEMBER 31, 2009 CONSOLIDATED FINANCIAL STATEMENTS

During the second and third quarters of 2009, the Company became the exclusive operator of three cemeteries under long-term operating agreements. The Company had previously concluded that through these operating agreements it had obtained control over variable interest entities and accordingly, the Company applied purchase accounting to record its interest in these variable interest entities. It was subsequently determined that these cemeteries did not qualify as variable interest entities. The Company also determined that it did not obtain control either under the voting interest model or by contract. As a result, the Company concluded that the cemeteries should not have been consolidated and purchase accounting rules should not have been applied. The 2009 consolidated financial statements have been restated to deconsolidate these cemeteries and remove a bargain purchase gain of approximately $5.4 million that was recognized upon execution of the agreements.

The Company also consolidated three cemeteries that it began operating under a long-term operating agreement during the third quarter of 2010. It was also determined that these cemeteries did not meet the requirements for consolidation for the reasons noted above.

Further, as part of these agreements, the Company has assumed certain liabilities and has assumed control of the underlying merchandise and perpetual care trusts related to these cemeteries. These trusts were previously and continue to be properly consolidated as variable interest entities. See Note 13 for a more detailed discussion of the net assets that have been recognized as a result of these transactions. See Note 16 for details on the impact this had on our quarterly results.

The following is a summary of the impact of the restatement on the consolidated financial statements as of and for the year ended December 31, 2009:

Balance Sheet Amounts	As Previously Reported	Adjustment	As Restated
Long-term accounts receivable—net of allowance	$48,015	$(221)	$47,794
Accounts receivable	37,113	160	37,273
Cemetery property	239,777	(11,729)	228,048
Property and equipment, net of accumulated depreciation	48,736	(1,100)	47,636
Total assets	859,375	(4,074)	855,301

Deferred cemetery revenues, net	258,978	345	259,323
Deferred tax liabilities	4,907	(231)	4,676
Merchandise liability	65,883	11	65,894
Total liabilities	743,239	125	743,364

General partner capital	1,920	(81)	1,839
Common partner capital	114,216	(4,118)	110,098
Total partners’ capital	$116,136	$(4,199)	$111,937

Consolidated Statement of Operations	As Previously Reported	Adjustment	As Restated
Cost of goods sold merchandise	$17,120	$(53)	$17,067
Depreciation and amortization	6,390	138	6,528
Acquisition related costs	2,292	(1,220)	1,072

Operating profit	11,431	1,135	12,566

Gain on acquisitions	5,419	(5,419)	—
Income tax benefit—federal	(2,668)	(85)	(2,753)
Net income (loss)	(188)	(4,200)	(4,388)

General partner’s interest in net income (loss) for the period	(4)	(83)	(87)
Limited partners’ interest in net income (loss) for the period	(184)	(4,117)	(4,301)
Net income (loss) per limited partner unit—basic	(.02)	(.34)	(.36)
Net income (loss) per limited partner unit—diluted	$(.02)	$(.34)	$(.36)

Consolidated Statement of Cash Flows	As Previously Reported	Adjustment	As Restated
Net cash provided by operating activities	$13,498	$1,231	$14,729
Net cash used in investing activities	$(10,949)	$(1,231)	$(12,180)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Background

As previously reported in our Current Report on Form 8-K filed on March 29, 2011, on March 25, 2011, the Audit Committee of the Board of Directors of our General Partner (the “Audit Committee”) concluded that our previously issued financial statements for the quarters ended June 30, 2009, September 30, 2009 and September 30, 2010 and the year ended December 31, 2009 should be restated to deconsolidate certain long-term cemetery operating agreements that we had previously consolidated as variable interest entities and to remove a non-cash bargain purchase gain, previously recognized through the application of purchase accounting to those operating agreements resulting in the recognition of a non-cash extraordinary gain. See Explanatory Note, Part II—Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operation and Note 18 to Consolidated Financial Statements included in Part II—Item 8—Financial Statements and Supplementary Data of this Form 10-K of this Form 10K.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon, and as of the date of this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure due to the material weakness in our internal control over financial reporting as described below.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2010 due to the material weakness described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We identified the following material weakness in our assessment of the effectiveness of internal control over financial reporting:

We did not design and implement adequate controls related to the implementation of a new accounting standard for a material class of transactions, specifically in this instance, applying consolidation guidance to determine whether and how to consolidate another entity as it relates to our cemetery operating agreements. This material weakness resulted in the restatement of previously issued financial statements for the quarters ended

June 30, 2009, September 30, 2009 and September 30, 2010 and the year ended December 31, 2009 for material adjustments that were necessary to present the financial statements for such periods in accordance with generally accepted accounting principles.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which appears herein.

Plan for Remediation

To remediate the aforementioned material weakness, we implemented a series of controls designed to help ensure that all new accounting pronouncements are sufficiently researched and that our conclusions relative to the effect of such pronouncements on us are communicated to management, the Audit Committee and our auditors. These controls include the following procedures:

1.	Once it has been determined that a new accounting pronouncement that impacts us has been adopted, the Director of Financial Reporting will disseminate the relevant authoritative literature to the senior members of the accounting department, including the Vice President of Financial Reporting and Investor Relations and the Chief Financial Officer.

2.	The pronouncement and its impact on the accounting policies and disclosure will be discussed among such senior members of the accounting department.

3.	The Director of Financial reporting will prepare an analysis which will include an item by item assessment of the guidance and its potential impact on us and circulate this analysis to senior accounting management, the Audit Committee, and the Company’s external auditor for discussion and review.

4.	Once consensus has been formed as to the appropriate accounting treatment, the new standard will be adopted and implemented.

During the third quarter of 2010, we began executing our remediation plan. An analysis of all new accounting guidance issued during the third and fourth quarter was completed. A detailed analysis of guidance that affects us was completed and presented to senior management, our audit committee, and our external auditors. We also employed a new Director of Financial Reporting and added a senior accountant to this function to give us additional resources to address and implement new accounting pronouncements.

The genesis of this material weakness was prior to the company’s implementation of this plan of remediation. The Company’s management believes that it is in the process of remediating this material weakness and that the continued execution of the procedure will serve to remediate the material weakness in the future.

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors StoneMor GP LLC and Unitholders of StoneMor Partners L.P. Levittown, Pennsylvania

We have audited the internal control over financial reporting of StoneMor Partners L.P. and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment: The Company did not design and implement adequate controls related to the implementation of a new accounting standard for a material class of transactions, specifically in this instance, applying Consolidation guidance to determine whether and how to consolidate another entity as it relates to the Company’s cemetery operating agreements. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2010, of the Company and this report does not affect our report on such financial statements.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Company and our report dated March 29, 2011 expressed an unqualified opinion on those financial statements and included an explanatory paragraph as discussed in Note 18 to the financial statements that the accompanying 2009 financial statements have been restated to correct a misstatement.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

March 29, 2011

Item 9B.	Other Information

On March 29, 2011, the Nominating, Compensation and Corporate Governance Committee of the Board of Directors of our general partner approved the following: (i) annual cash incentive awards for performance in 2010 based on exceeding a pre-determined level of earnings before interest, taxes, depreciation and amortization in 2010; and (ii) increases in annual base salaries for 2011 based on merit. The following table sets forth below the approved annual cash incentive awards and 2011 salaries for our named executive officers.

Name and Principal Position	2010 Annual Cash Incentive Award	2011 Salary
Lawrence Miller, Chief Executive Officer and President	$291,704	$500,000
William R. Shane, Executive Vice President and Chief Financial Officer	$291,704	$440,000
Michael L. Stache, Senior Vice President and Chief Operating Officer	$152,479	$315,000
Robert Stache, Senior Vice President – Sales	$152,479	$315,000
Paul Waimberg, Vice President – Finance and Corporate Development	$43,063	$187,000

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Partnership Structure and Management

StoneMor GP LLC, as our general partner, manages our operations and activities. Unitholders are not entitled to participate, directly or indirectly, in our management or operations.

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business. Unitholders do not have the right to elect our general partner or its directors on an annual or other continuing basis. Our general partner may not be removed except by the vote of the holders of at least 66 2/3% of the outstanding common units, including units owned by our general partner and its affiliates. Because of their controlling ownership interest in our general partner, the MDC IV Liquidating Trusts, are able to control the election of a majority of the directors of our general partner.

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

Name	Age	Positions with StoneMor GP LLC
Lawrence Miller (1)	62	Chief Executive Officer, President and Chairman of the Board
William R. Shane (1)	64	Executive Vice President, Chief Financial Officer and Director
Michael L. Stache	59	Senior Vice President and Chief Operating Officer
Robert Stache	62	Senior Vice President—Sales
Paul Waimberg	53	Vice President—Finance and Corporate Development
Timothy K. Yost	44	Vice President—Financial Reporting and Investor Relations
Allen R. Freedman	70	Director
Peter K. Grunebaum	77	Director
Robert B. Hellman, Jr.	51	Director
Martin R. Lautman, Ph.D.	64	Director
Fenton R. Talbott	69	Director
Howard L. Carver	66	Director

(1)	The Amended and Restated Limited Liability Company Agreement of our general partner, as amended, or the GP LLC Agreement, specifies that, so long as Mr. Miller serves as Chief Executive Officer of our general partner, he shall also serve as a director of our general partner and, so long as Mr. Shane serves as Chief Financial Officer of our General Partner, he shall also serve as a director of our general partner.

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

Additional Directors

A brief biography of all non-executive directors of our General Partner is included below:

Allen R. Freedman has served on the Board of Directors of our General Partner since our formation in April 2004, and had served as a director of Cornerstone since October 2000 through April 2004. Mr. Freedman retired in July 2000 from his position as Chairman and Chief Executive Officer of Fortis, Inc., a specialty insurance company that he started in 1979. He currently serves on the board of Assurant, Inc. (which was formerly known as Fortis, Inc.) and as trustee of the Eaton Vance Mutual Funds Group. He is also a founding director of the Association of Audit Committee Members, Inc. Mr. Freedman has been retained as a member of the Board of Directors of our General Partner due to his extensive financial and accounting experience, his investment and risk management experience and his experience on other boards.

Peter Grunebaum has served on the Board of Directors of our general partner since December 2004. Mr. Grunebaum, currently an independent investment banker and corporate consultant, was the Managing Director of Fortrend International, an investment firm headquartered in New York, New York, a position he held from 1989 until the end of 2003. Mr. Grunebaum currently serves as a director and is a member of the Executive Committee and Chairman of the Audit Committee of Pre Paid Legal Services, Inc., a NYSE listed company that provides legal service plans. Mr. Grunebaum also serves on the board of directors and is a member of the Audit Committee of Lucas Energy, Inc., a crude oil and gas company. Mr. Grunebaum has been retained as a member of the Board of Directors of our General Partner due to his extensive audit background, his experience with raising capital and his service with other public companies.

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

Fenton R. “Pete” Talbott has served on the Board of Directors of our general partner since our formation in April 2004 and had served as Chairman of the Board of Cornerstone since April 2000 through April 2004. Mr. Talbott served as the President of Talbott Advisors, Inc., a consulting firm, from January 2006 through January 2010.Mr. Talbott previously served as an operating affiliate of McCown De Leeuw & Co., LLC from November 1999 to December 2004. Additionally, he served as the Chairman of the Board of Telespectrum International, an international telemarketing and market-research company, from August 2000 to January 2001. Prior to 1999, Mr. Talbott held various executive positions with Comerica Bank, American Express Corporation, Bank of America and other entities. He currently serves as a board member of the Preventative Medicine Research Institute, Kansas University Board of Trustees and Christus/St. Vincent Hospital Foundation. Mr. Talbott has been retained as a member of the Board of Directors of our General Partner due to his extensive operational experience, his private consulting experience and his extensive professional contact base.

Howard L. Carver has served on the Board of Directors of our general partner since August 2005. Mr. Carver retired in June 2002 from Ernst & Young. During his 35-year career with the firm, Mr. Carver held a variety of positions in six U.S. offices, culminating with the position of managing partner responsible for the operation of the Hartford, Connecticut office. Since June 2002, Mr. Carver has served on the boards of directors of Assurant, Inc. (formerly Fortis, Inc.) and Phoenix National Trust Company (until its sale in April 2004) and has been the chair of the Audit Committee for both boards. Since September 2004, Mr. Carver had served on the board of directors of Open Solutions, Inc. and was the chair of that company’s Audit Committee (until January 23, 2007 when Open Solutions, Inc was sold). Mr. Carver has been retained as a member of the Board of Directors of our General Partner due to his extensive financial and audit experience, and his risk management background.

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

The GP LLC Agreement specifies that the directors of our general partner shall be elected by a plurality vote of the Class A units of our general partner, subject to the requirements described in footnote (1) to the table above. CFSI LLC holds all of the outstanding Class A units. CFSI LLC is controlled by the MDC IV Liquidating Trusts.

Mr. Hellman serves as the sole member of Gen4 Trust Advisor LLC, a Delaware limited liability company, which is a trust advisor to the MDC IV Liquidating Trusts, which together beneficially own 87.2% of CFSI LLC through their direct ownership of approximately 10.1% of the Class B units of CFSI LLC and indirectly through their ownership of approximately 90.8% of the membership interests in Cornerstone Family Services LLC, which owns 85% of the Class B units of CFSI LLC. CFSI LLC indirectly owns our 2% general partner interest.

Messrs. M. Stache and R. Stache are brothers.

Board Meetings and Committees

From January 1, 2010 to December 31, 2010, the Board of Directors of our general partner held four meetings. All directors then in office attended all of these meetings, either in person or by teleconference. We have standing Audit, Conflicts, Trust and Compliance, and Nominating, Compensation and Corporate

Governance Committees of the Board of Directors of our general partner. The Board of Directors of our general partner appoints the members of such committees. The Audit Committee has a written charter approved by the board, which is posted on our website at www.stonemor.com under the “Investor Relations” section. The current members of the committees, the number of meetings held by each committee from January 1, 2010 to December 31, 2010, and a brief description of the functions performed by each committee are set forth below:

Audit Committee (10 meetings)

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

Conflicts Committee (3 meetings)

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

Conflicts of interest may arise between us and our unitholders, on the one hand, and our general partner and its affiliates, including the MDC IV Liquidating Trusts, on the other hand. These conflicts include decisions made by our general partner (such as the amount and timing of borrowings or whether to acquire additional cemeteries) that may result in our general partner receiving incentive.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Our general partner’s directors, officers and beneficial owners of more than 10 percent of common units are required to file reports of ownership and reports of changes in ownership with the SEC. Directors, officers and beneficial owners of more than 10% of our common units are also required to furnish us with copies of all such reports that are filed. Based on our review of copies of such forms and amendments, we believe that all of our directors, executive officers and greater than 10% beneficial owners complied with all filing requirements under Section 16(a) of the Exchange Act during the year ended December 31, 2010.

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

Annual Cash Incentive Program

Our annual cash incentive program is designed to motivate our executives to achieve our short-term earnings growth and cash distribution goals. For 2010, our goal was to exceed a pre-determined level of earnings before depreciation, interest, taxes and amortization, or EBITDA. The amount earned under this program by each of our executive officers named in the Summary Compensation Table is set forth in such table under the caption “Non-Equity Incentive Plan Compensation”. The aggregate cash incentive payments available for our executive officers in 2010 were allocated in proportion to their base salaries. The minimum EBITDA goal, the other elements of our annual cash incentive program and the identity of the participants in the program were determined at the discretion of the board of directors and compensation committee, after considering the recommendations of our chief executive officer.

Long- Term Incentive Plan

Awards under our long-term incentive plan are designed to motivate our executives to remain employed by us for a sufficient period of time to achieve our longer term business goals and increase unit-holder value. Unless otherwise specified in the award agreements, unvested awards under the long-term incentive plan are forfeited upon an executive’s termination of employment. Pursuant to certain key employee restricted phantom unit agreements and unit appreciation rights agreements with our executives, unvested awards under our long-term incentive plan are forfeited if employment terminates for any reason other than a change of control, death, permanent disability or retirement at age 65, in certain agreements, or other age approved by the compensation committee. The grant of awards under our long-term incentive plan is made at the discretion of the board of directors after considering recommendations of the compensation committee and our chief executive officer.

The 2010 awards made under our long-term incentive plan to our executive officers were awards of 1,036 restricted phantom units, to each of Messrs. Miller and Shane, pursuant to their distribution equivalent rights, which become payable, in cash or common units, at our election, upon the separation of the executive from service or upon the occurrence of certain other events specified in the applicable agreement and unit appreciation rights, which vest ratably over a period of approximately four years.

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

Perquisites

Our named executive officers participate in a wide array of benefit plans that are available to all of our salaried employees, including health, life and disability insurance plans. We generally do not offer our named executive officers any material compensation in the form of perquisites. Perquisites provided to our named executive officers described in Footnote 3 to the Summary Compensation Table below are linked to our compensation philosophy of encouraging the long-term retention of our executives.

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

Other Matters

The compensation committee and board did not engage outside compensation consultants in 2010 but did consider available comparable company data in making compensation related decisions in 2010. The board has not established a policy for the adjustment of any compensation award or payment if the relevant performance measures on which they are based are restated or adjusted. The board has not established any security ownership guidelines for executive officers and considered the existing equity ownership levels of recipients of awards made during 2009. The board considered the impact of accounting and tax treatments to us and the recipients in granting awards in 2009 under our long-term incentive plan.

COMPENSATION COMMITTEE REPORT

The Compensation, Nominating and Corporate Governance Committee of the board of directors of our general partner has reviewed and discussed with management the Compensation Discussion and Analysis for the year ended December 31, 2010. Based on such review and discussions, the Compensation, Nominating and Corporate Governance Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

This Compensation Committee Report shall not be deemed incorporated by reference in any document previously or subsequently filed with the SEC that incorporates by reference all or any portion of this Annual Report on Form 10-K, except to the extent that we specifically request that the report be incorporated by reference.

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

Name and Principal Position	Year	Salary ($)		Unit Awards (1) ($)	Unit Option Awards (1) ($)	Non-equity Incentive Plan Compensation (2) ($)	All other Compensation (3) ($)	Total ($)
Lawrence Miller	2010	$392,308	(4)	$23,245	$—	$291,704	$33,656	$740,319	(5)
Chief Executive Officer, President and Chairman of the Board	2009	$392,308	(4)	$188,000	$418,500	$—	$14,686	$1,013,494	(5)
	2008	$400,000	(4)	$—	$—	$—	$13,200	$413,200	(5)

William R. Shane	2010	$392,308	(4)	$23,245	$—	$291,704	$29,166	$736,423	(5)
Executive Vice President, Chief Financial Officer and Director	2009	$392,308	(4)	$188,000	$418,500	$—	$14,715	$1,013,523	(5)
	2008	$400,000	(4)	$—	$—	$—	$13,200	$413,200	(5)

Michael L. Stache	2010	$279,519	(4)	$—	$—	$152,479	$27,838	$459,836	(5)
Senior Vice President and Chief Operating Officer	2009	$279,519	(4)	$—	$179,250	$—	$13,000	$471,769	(5)
	2008	$285,000	(4)	$—	$—	$—	$12,000	$297,000	(5)

Robert Stache	2010	$279,519	(4)	$—	$—	$152,479	$27,838	$459,836	(5)
Senior Vice President—Sales	2009	$279,519	(4)	$—	$179,250	$—	$13,000	$471,769	(5)
	2008	$285,000	(4)	$—	$—	$—	$12,000	$297,000	(5)

Paul Waimberg	2010	$174,698		$—	$—	$43,063	$3,330	$221,091	(5)
Vice President—Finance and Corporate Development	2009	$175,698		$—	$59,750	$—	$—	$235,448	(5)

(1)	Represents the aggregate grant date fair value of awards made during the year in accordance with Financial Accounting Statandards Board Accounting Standards Codification Topic 718 referred to as “ASC Topic 718” based on the assumptions set forth in Note 11 to the consolidated financial statements included in our Annual Report on Form 10-K. In 2010, Messrs. Miller and Shane each received 1035.84 Restricted Phantom Units with an aggregate fair value of $23,245. In 2009, Messrs. Miller and Shane each received 10,000 Restricted Phantom Units with an aggregate fair value of $188,000 and 175,000 Unit Appreciation Rights with an aggregate fair value of $418,250, Messrs. M. Stache and R. Stache each received 75,000 Unit Appreciation Rights with an aggregate fair value of $179,250, and Messr. Paul Waimberg received 25,000 Unit Appreciation Rights with an aggregate fair value of $59,750.
(2)	Represents the amount distributed under our Annual Cash Incentive Program. Payments under the plan are based upon attaining an internally generated calcualtion of EBITDA.
(3)	Includes $12,100 of auto allowance for Messrs. Miller and Shane and $11,000 for Messr. M. Stache and R. Stache. Includes $4,490 in expenses related to the travel of the spouses of Messrs. Miller, M. Stache and R. Stache on business trips. Includes a payment of $17,066 for Messrs. Miller and Shane, $12,348 for Messrs M. Stache and R. Stache and $3,330 for Messr. Waimburg representing a distribution on units that were set to be issued, but for administrative reasons, were not issued prior to the dividend declaration date.
(4)	Base salary is payable pursuant to the terms of an employment agreement effective as of September 20, 2004. (See “Employment Agreements”)
(5)	For information regarding cash distributions that may be received by our named executive officers by reasons of their ownership interests in our general partner or its affiliates see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unit-holder Matters” and “Item 13. Certain Relationships and Related Transactions, and Director Independence”.

2010, 2009 and 2008 Annual Cash Incentive Program

Payments under our Annual Cash Incentive Program are based upon attaining an internally generated calculation of EBITDA.

The table below details the target EBITDA and bonus amounts granted to each named executive for the years ended December 31, 2010, 2009 and 2008.

	For the year ended December 31,
	2010			2009			2008
	Target EBITDA	Actual EBITDA	Bonus paid	Target EBITDA	Actual EBITDA	Bonus paid	Target EBITDA	Actual EBITDA	Bonus paid
Lawrence Miller	$66,024,707	$71,892,109	$291,704	$55,242,000	$47,556,000	$—	$54,290,000	$47,351,000	$—
William Shane	$66,024,707	$71,892,109	$291,704	$55,242,000	$47,556,000	$—	$54,290,000	$47,351,000	$—
Michael Stache	$66,024,707	$71,892,109	$152,479	$55,242,000	$47,556,000	$—	$54,290,000	$47,351,000	$—
Robert Stache	$66,024,707	$71,892,109	$152,479	$55,242,000	$47,556,000	$—	$54,290,000	$47,351,000	$—
Paul Waimberg	$66,024,707	$71,892,109	$43,063	$55,242,000	$47,556,000	$—	$54,290,000	$47,351,000	$—

Total EBITDA generated for the years ended December 31, 2010, 2009 and 2008 were approximately $71.9 million, $47.3 million and $47.4 million, respectively. In 2009 and 2008, this amount was below our target levels of approximately, $55.2 million and $54.3 million and accordingly, we paid no cash incentive compensation. In 2010, we exceeded our target level of approximately $66.0 million in EBITDA and we have accrued cash incentive compensation for the named executives as noted in the Summary Compensation Table above that was paid in 2011.

The EBITDA measurement utilized for our Annual Cash Incentive Program is a non-GAAP financial measure. The table below reconciles Net Income as shown in our Consolidated Statement of Operations (the GAAP measure we believe most closely reconciles to this calculation of EBITDA) to EBITDA used in our calculation of our Annual Cash Incentive Program:

	For the year ended December 31,
	2010	2009	2008
	(amounts in thousands)
Net income (loss)	$(1,446)	$(4,388)	$4,556

Acquisition related costs	5,715	2,292	—
Interest expense	21,973	14,409	12,714
Total income taxes	(5,383)	(1,945)	80
Depreciation and amortization	8,845	6,528	5,029
Amortization of cemetery property	7,027	5,864	6,368
Non-cash unit-based compensation	711	1,576	2,262
(Gains) losses from the sale or purchase of certain defined assets	6,486	(349)	—
Other non-cash (gains) losses	500	4,923	—
Increase in deferred cemetery revenues (a)	44,178	26,633	25,720
Gains on acquisitions	(7,153)	—	—
Increase in deferred selling expenses	(9,561)	(7,987)	(9,378)

EBITDA	$71,892	$47,556	$47,351

(a)	The increase in deferred revenues does not directly tie to the changes in deferred cemetery revenues, net, that can be calculated by comparing our balance sheet position at different points in time. This is because deferred cemetery revenues, net, as presented on our balance sheet also includes deferred unrealized gains and losses on our merchandise trust assets. These changes are not included in net income.

GRANTS OF PLAN-BASED AWARDS DURING THE YEAR ENDED DECEMBER 31, 2010

The following table sets forth information regarding grants of plan-based awards to our named executive officers during the year ended December 31, 2010.

Name	Grant date	Estimated possible payouts under non-equity incentive plan awards			All other stock awards: Number of shares of stock or units (#)(2)	Grant date fair value of stock and option awards
		Threshold ($)	Target ($)(1)	Maximum ($)
Lawrence Miller		—	$291,704	—	—	—
	2/12/2010	—	—	—	290.43	$5,550
	5/14/2010	—	—	—	278.73	$5,711
	8/13/2010	—	—	—	258.18	$5,866
	11/12/2010	—	—	—	208.50	$6,118
William Shane		—	$291,704	—	—	—
	2/12/2010	—	—	—	290.43	$5,550
	5/14/2010	—	—	—	278.73	$5,711
	8/13/2010	—	—	—	258.18	$5,866
	11/12/2010	—	—	—	208.50	$6,118
Michael Stache		—	$152,479	—	—	—
Robert Stache		—	$152,479	—	—	—
Paul Waimberg		—	$43,063	—	—	—

(1)	Represents amounts awarded under our Annual Cash Incentive Program. Payments under the plan are based upon attaining an internally generated calculation of EBITDA. See Footnote 2 to the Summary Compensation Table.
(2)	Under an executive restricted phantom unit agreement entered into under our long-term incentive plan, Messrs. Miller and Shane were credited with 1,036 phantom units during 2010 pursuant to their distribution equivalent rights.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2010

The following table sets forth information with respect to outstanding equity awards at December 31, 2010 for our named executive officers.

	Option Awards				Unit Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (2)	Option Exercise Price ($)	Option Expiration Date	Number of shares or units That Have Not Vested (#) (1)	Market Value of Shares or Units of Stock That Have Not Vested
Lawrence Miller	45,573	129,427	$18.80	12/16/2014	11,036	$331,632
William R. Shane	45,573	129,427	$18.80	12/16/2014	11,036	$331,632
Michael L. Stache	19,531	55,469	$18.80	12/16/2014	—	—
Robert Stache	19,531	55,469	$18.80	12/16/2014	—	—
Paul Waimberg	6,510	18,490	$18.80	12/16/2014	—	—

(1)

Pursuant to an executive restricted phantom unit agreement entered into under our long-term incentive plan, on December 16, 2009, Messrs. Miller and Shane each received 10,000 phantom units and were each credited with an additional 1,036 phantom units during 2010 pursuant to their distribution equivalent rights. The phantom units become payable, in cash or common units, at our election, upon the separation of the executive from service as an executive of our general partner or upon the occurrence of certain other events. The market value has been computed by multiplying the closing price of the common units on December 31, 2010 by the number of unvested units.

(2)	Pursuant to a unit appreciation rights agreement entered into under our long-term incentive plan, on December 16, 2009, Messrs. Miller, Shane, M. Stache, R. Stache, and Waimberg were each granted 175,000, 175,000, 75,000, 75,000, and 25,000 unit appreciation rights, respectively. The UARs entitle each executive to receive, in our whole common units or cash, at our election, the excess of the fair value of the common unit on the exercise date over the base exercise price of $18.80, which was the last trading price of a common unit immediately preceeding the grant. The UAR’s vest ratably over a period of 48 months beginning on the grant date.

OPTION EXERCISES AND STOCK VESTED DURING YEAR ENDED DECEMBER 31, 2010

The following table provides information about the value realized by the named executive officers on the vesting of phantom units and exercise of unit appreciation rights during the year ended December 31, 2010.

	Option awards		Unit awards
	Number of shares acquired on exercise (#) (1)	Value realized on exercise ($) (1)	Number of shares acquired on vesting (#) (2)	Value realized on vesting ($) (2)
Lawrence Miller	30,750	$580,560	—	—
William R. Shane	30,750	$580,560	—	—
Michael L. Stache	22,250	$420,080	—	—
Robert Stache	22,250	$420,080	—	—
Paul Waimberg	6,000	$113,280	10,000	$63,300

1)	Represents the number of units issued pursuant to key employee restricted phantom unit agreements entered into under our long-term incentive plan. On March 18, 2010, Messrs. Miller and Shane each exercised 10,750 time-vested and 20,000 performance vested units, Messrs. M. Stache and R. Stache each exercised 8,250 time-vested and 14,000 performance vested units, and Mr. Waimberg exercised 2,500 time-vested and 3,500 performance vested units. The fair value calculated hereunder is based upon the fair value of our outstanding common units at March 18, 2010 ($18.88), the date the awards were exercised.
(2)	Mr. Waimberg exercised 10,000 UARs which had vested under our Long Term Incentive Plan. The UARs had an exercise price of $24.14 per share and their exercise resulted in the issuance of 2,077 units based upon the difference between the fair value of our outstanding common units on November 15, 2010 ($30.47), the date as of which the number of units to be issued upon the exercise of the UARs was determined.

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

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

The following table describes the potential payments and benefits under the employment agreements and agreements relating to awards granted under our long-term incentive plan to which the named executive officers would be entitled upon termination of employment if our general partner terminated their employment without cause or if the executive terminates for good reason, assuming the termination took place on December 31, 2010. A change of control of our general partner or of us would not trigger severance payments but would accelerate the vesting of the outstanding unvested awards granted under our long-term incentive plan.

	Cash Severance Payment ($) (1)	Continuation of Medical/Welfare Benefits (Present Value) ($) (2)	Acceleration and Continuation of Equity Awards (Unamortized Expense as of December 31, 2010 ($) (3)	Excise Tax Gross Up ($) (1)	Total Termination Benefits ($)
Lawrence Miller	$1,000,000	$28,399	$1,733,070	$—	$2,761,469
William R. Shane	$1,000,000	$36,786	$1,733,070	$—	$2,769,856
Michael L. Stache	$712,500	$28,399	$632,813	$—	$1,373,712
Robert Stache	$712,500	$28,399	$632,813	$—	$1,373,712
Paul Waimberg	$—	$—	$210,938	$—	$210,938

(1)	Messrs. Miller, Shane, M. Stache and R. Stache are each entitled to 2.5 times their base annual salary. The 2010 and 2009 base salary amount disclosed in the executive compensation table included a reduction for a furlough program. The cash severance benefit does not get reduced for the furlough program.
(2)	Messrs. Miller, Shane, M. Stache and R. Stache are each entitled to continued coverage under our medical insurance program for two years.
(3)	At December 31, 2010, Messrs. Miller and Shane each held 11,036 deferred executive phantom units. Messrs. Miller, Shane, M. Stache, R. Stache, and Waimberg each had 131,250, 131,250, 56,250, 56,520, and 18,750 unvested UAR’s for which the strike price was $18.80. The amount calculated hereunder is based upon the fair value of our outstanding common units at December 31, 2010 ($30.05). The fair value of Messrs. Miller and Shane’s deferred executive phantom units is equal to the total units outstanding multiplied by the December 31, 2010 fair value of our common units. The value of all UAR’s is equaled to the total UAR’s granted multiplied by the remainder of the fair value of our common units at December 31, 2010 less their strike price ($18.80).

DIRECTOR COMPENSATION

The following table sets forth compensation information for 2010 for each member of our general partner’s board of directors who is not also an executive officer. Our executive officers do not receive additional compensation for serving on the board. See “Summary Compensation Table” for disclosures related to our executive-officer directors, Lawrence Miller and William R. Shane.

	Fees Earned Or Paid In Cash ($)	Unit Awards ($) (2) (3)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Howard Carver (1)	$37,000	$31,236	$—	$—	$—	$—	$68,236
Allen Freedman (1)	$47,000	$33,459	$—	$—	$—	$—	$80,459
Peter Grunebaum (1)	$31,375	$32,842	$—	$—	$—	$—	$64,217
Robert B. Hellman, Jr. (1)	$29,500	$15,182	$—	$—	$—	$—	$44,682
Martin R. Lautman (1)	$29,500	$33,459	$—	$—	$—	$—	$62,959
Fenton R. Talbott (1)	$38,250	$33,459	$—	$—	$—	$—	$71,709

(1)	Each board member receives an annual cash retainer of $22,500, an annual retainer in deferred restricted phantom units of $12,500, a meeting fee of $1,000 for each meeting of the board of directors attended in person and $750 for each committee meeting attended in person, a fee of $500 for participation in each telephone board call that is greater than one hour, but less than two hours, and $1,000 for participation in each telephone board call that is two hours or more. In addition, Mr. Freedman receives a fee of $2,500 per meeting as the Chairman of the Audit Committee and Mr. Talbott receives a fee of $625 per meeting as the Chairman of the Conflicts Committee and the Chairman of the Trust and Compliance Committee.
(2)	During 2010, each of Messrs. Carver, Freedman, Grunebaum, Hellman, Lautman and Talbott were awarded a total of 553.45 deferred restricted phantom units in payment of the portion of their annual retainer. The deferred restricted phantom units are credited to a mandatory deferred compensation account established for each such person. For each deferred restricted phantom unit in such account, we credit the account, solely in additional deferred restricted phantom units, an amount of distribution equivalent rights so as to provide the deferred restricted phantom unit holders a means of participating on a one-for-one basis in distributions made to holders of our common units. In 2010, Messrs. Freedman, Lautman and Talbott were each credited with an additional 931.54 deferred restricted phantom units, Mr. Grunebaum was credited with an additional 904.04 deferred restricted phantom units, Mr. Carver was credited with an additional 832.50 deferred restricted phantom units and Mr. Hellman was credited with an additional 117.08 deferred restricted phantom units pursuant to their distribution equivalent rights. In addition to these amounts, Messrs. Freedman, Lautman and Talbott each own an additional 8,796.24 deferred restricted phantom units, Mr. Grunebaum owns an additional 8,530.77 deferred restricted phantom units, Mr. Carver owns an additional 7,840.09 deferred restricted phantom units, and Mr. Hellman owns an additional 933.41 deferred restricted phantom units, in each case received in connection with their annual directors compensation for years prior to 2010. Accordingly, at December 31, 2010, the aggregate number of awards outstanding for each of our non-employee directors was 10,281.23 for each of Messrs. Freedman, Lautman and Talbott, 9,988.26 for Mr. Grunebaum, 9,226.04 for Mr. Carver and 1,603.94 for Mr. Hellman. Payments to participants of the participant’s mandatory deferred compensation account will be made on the earlier of (i) separation of the participant from service as a director, (ii) disability, (iii) unforeseeable emergency, (iv) death, or (v) change of control of our company or our general partner Participants will be paid at our election in our common units or cash. See Note 11 of our Consolidated Financial Statements regarding assumptions we used underlying the valuation of equity awards.

(3)	See the table below:

Represents the aggregate grant date fair value of awards made during the year in accordance with ASC Topic 718 based on the assumptions set forth in Note 11 to the consolidated financial statements included in our Annual Report on Form 10-K.

The grant date fair value of each grant awarded to each director of our General Partner who was not also an Executive Officer of Our General Partner is as follows:

		Fair value of units granted
Grant date	Fair Value per Unit	Allen Freedman	Martin Lautman	Fenton Talbott	Peter Grunebaum	Robert Hellman	Howard Carver
2/12/2010	$19.11	$4,882	$4,882	$4,882	$4,735	$518	$4,351
3/9/2010	$21.13	$3,125	$3,125	$3,125	$3,125	$3,125	$3,125
5/11/2010	$19.37	$3,125	$3,125	$3,125	$3,125	$3,125	$3,125
5/14/2010	$20.49	$5,106	$5,106	$5,106	$4,954	$615	$4,560
8/13/2010	$22.72	$5,334	$5,334	$5,334	$5,178	$721	$4,773
8/24/2010	$23.55	$3,125	$3,125	$3,125	$3,125	$3,125	$3,125
11/9/2010	$28.02	$3,125	$3,125	$3,125	$3,125	$3,125	$3,125
11/12/2010	$29.34	$5,637	$5,637	$5,637	$5,475	$828	$5,052

Total		$33,459	$33,459	$33,459	$32,842	$15,182	$31,236

LONG-TERM INCENTIVE PLAN

Our general partner has adopted the StoneMor Partners L.P. Long-Term Incentive Plan, as amended for its employees, consultants and directors, who perform services for us. The long-term incentive plan permits the grant of awards covering an aggregate of 1,124,000 common units in the form of unit options, unit appreciation rights, restricted units and phantom units. The plan is administered by the compensation committee of our general partner’s board of directors. The plan will continue in effect until the earliest of (i) the date determined by the board of directors of our general partner; (ii) the date that common units are no longer available for payment of awards under the plan; or (iii) the tenth anniversary of the plan.

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

Risk Assessment in Compensation Policies and Practices for Employees

The compensation committee reviewed the elements of our compensation policies and practices for all employees, including executive officers, in order to evaluate whether risks that may arise from such compensation policies and practices are reasonably likely to have a material adverse effect on our company. The compensation committee concluded that the following features of our compensation programs guard against excessive risk-taking:

•	compensation programs provide a balanced mix of short-term and longer-term incentives in the form of cash and equity compensation;

•	base salaries are consistent with employees’ duties and responsibilities;

•	corporate performance goals are appropriately set to avoid targets that, if not achieved, result in a large percentage loss of compensation;

•	cash incentive awards are capped by the compensation committee; and

•	cash incentive awards are tied mostly to corporate performance goals, rather than individual performance goals.

The compensation committee believes that, for all employees, including executive officers, our compensation programs do not lead to excessive risk-taking and instead encourage behavior that supports sustainable value creation. We believe that risks that may arise from our compensation policies and practices for our employees, including executive officers, are not reasonably likely to have a material adverse effect on our company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

None of the persons who served as members of the Nominating, Compensation and Corporate Governance Committee (Fenton R. Talbott, Robert B. Hellman, Jr. or Martin R. Lautman) in 2010 has ever been an officer or other employee of our company, or has any relationship requiring disclosure under Item 404 of Regulation S-K other than as described in “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Additionally, there were no compensation committee “interlocks” during 2010, which generally means that none of executive officers of our general partner served as a director or member of the compensation committee of another entity, one of whose executive officers served as a director or member of the Nominating, Compensation and Corporate Governance Committee of the board of directors of our general partner.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 1, 2011, the beneficial ownership of the common units of StoneMor as of March 1, 2011 held by beneficial owners of 5% or more of the units, if any, by directors and named executive officers of our general partner and by all directors and executive officers of our general partner as a group. Unless otherwise indicated, the address for each unitholder is c/o StoneMor Partners L.P., 311 Veterans Highway, Suite B, Levittown, PA 19056. Unless otherwise indicated, the beneficial owner named in the table is deemed to have sole voting and sole dispositive power of the units set forth opposite such beneficial owner’s name.

	Common Units Beneficially Owned (6)	Percentage of Common Units Beneficially Owned
Lawrence Miller (1)	179,700	*
William R. Shane (2)	179,700	*
Michael Stache	50,071	*
Robert Stache	50,071	*
Paul Waimberg	9,671	*
Allen R. Freedman (3)	32,432	*
Robert B. Hellman, Jr.	5,000	*
Martin R. Lautman, Ph.D.	114,839	*
Fenton R. Talbot	35,766	*
Peter Grunebaum	6,650	*
Howard L. Carver	4,560	*
All directors and executive officers as a group (12 persons)	646,860	3.4%

*	Less than one percent
(1)	Includes 64,167 common units held by LDLM Associates, LP, and 28,500 common units held by Osiris Investments, LP. Mr. Miller is the grantor and trustee of the Miller Revocable Trust, which is the general partner of LDLM Associates, LP. Mr. Miller is also a limited partner of LDLM Associates, LP, holding 98% of its limited partner interests. Mr. Miller and Mr. Shane are each 50% members of Osiris Investments LLC, which is the general partner of Osiris Investments LP. Mr. Miller therefore may be deemed to beneficially own all of the units beneficially owned by LDLM Associates, LP and Osiris Investments, LP.
(2)	Includes 64,167 common units held by Ten Twenty, LP and 28,500 common units held by Osiris Investments, LP. Mr. Shane is the general partner of Ten Twenty LP. Mr. Miller and Mr. Shane are each 50% members of Osiris Investments LLC, which is the general partner of Osiris Investments LP. Mr. Shane therefore may be deemed to beneficially own all of the units beneficially owned by Ten Twenty LP and Osiris Investments, LP.
(3)	Includes 21,798 common units held by Mr. Freedman’s spouse and over which Mr. Freedman may be deemed to have beneficial ownership.

Equity Compensation Plan Information

The following table details information regarding our equity compensation plan as of December 31, 2010:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	185,104	$17.78	927,960
Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	185,104	$17.78	927,960

(1)	Includes 73,734 in restricted and phantom units and 111,370 UAR’s that would be issued upon exercise based upon the strike price of the UAR and the fair value of our common units at December 31, 2010.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Ownership Interests in our General Partner

Our general partner owns our 2% general partner interest and our incentive distribution rights. The following table shows the owners of our general partner:

Name	Ownership of Outstanding Class A Units of StoneMor GP LLC		Ownership of Outstanding Class B Units of StoneMor GP LLC
CFSI LLC	100	%(1)	—
Lawrence Miller	—		30%
William R. Shane	—		30%
Michael Stache	—		20%
Robert Stache	—		20%

(1)	In connection with the conversion of Cornerstone into CFSI LLC, all of the outstanding shares of Cornerstone common stock were converted into Class B units of CFSI LLC, and all of the outstanding shares of Cornerstone preferred stock were converted into Class A units of CFSI LLC (since redeemed). CFSI LLC is owned directly by Cornerstone Family Services LLC (85% of the Class B units), the MDC IV Liquidating Trusts (approximately 10.1% of the Class B units), Messrs. Miller and Shane (each of whom owns, along with family partnerships, approximately 1.2% of the Class B units), and other individuals, including the following directors and executive officers of our general partner, each of whom owns less than 1% of the Class B units: M. Stache, R. Stache, Waimberg, Talbott, Lautman and Freedman. Cornerstone Family Services LLC is, in turn, owned directly by the MDC IV Liquidating Trusts (approximately 89.8% membership interest), institutional investors (approximately 5.3% aggregate membership interest) and other individuals, including the following directors and executive officers of our general partner: Messrs. Miller, Shane and Lautman. Each of Messrs. Shane and Miller owns an approximately 1.6% membership interest in Cornerstone Family Services LLC through family partnerships and Mr. Lautman owns less than approximately a 1% membership interest in Cornerstone Family Services LLC. As a result of their ownership interests in CFSI LLC and Cornerstone Family Services LLC, each of these executive officers and directors of our general partner holds an indirect interest in the Class A units of our general partner, which are described below.

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

Messrs. Miller, Shane, M. Stache, R. Stache, Waimberg, Talbott, Lautman and Freedman also indirectly own Class A units of our general partner as a result of their direct and indirect ownership of membership interests in Cornerstone Family Services LLC and CFSI LLC discussed in footnote (1) to the table above. These persons directly hold an aggregate of approximately 4.5% of the Class B units in CFSI LLC. In addition, Messrs. Miller, Shane and Lautman own an approximate aggregate 3.9% membership interest in Cornerstone Family Services

LLC, which in turn owns 85% of the Class B units in CFSI LLC, which will initially own all of the Class A units of our general partner. As a result, these persons collectively own, indirectly, an aggregate of approximately 7.8% of the Class A units of our general partner. The Class A units of our general partner are entitled to the remaining 50% interest on distributions that we pay to our general partner with respect to its general partner interest and the remaining 75% of all distributions that we pay to our general partner with respect to its incentive distribution rights

The Class A and Class B units of our general partner are subject to certain transfer and purchase rights and obligations upon the occurrence of certain events, such as:

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

Under the omnibus agreement, as long as our general partner is an affiliate of McCown De Leeuw, McCown De Leeuw will agree, and will cause its controlled affiliates to agree, not to engage, either directly or indirectly, in the business of owning and operating cemeteries and funeral homes (including the sales of cemetery and funeral home products and services) in the United States. On November 30, 2010, MDC IV Liquidating Trusts became successors to McCown De Leeuw, and McCown De Leeuw was subsequently terminated. The MDC IV Liquidating Trusts assumed and agreed to be bound by and perform all of the obligations and duties of McCown De Leeuw under the omnibus agreement.

CFSI LLC had agreed to indemnify us for all federal, state and local income tax liabilities attributable to the operation of the assets contributed by CFSI LLC to us prior to the 2004 closing of the public offering. CFSI LLC had also agreed to indemnify us against additional income tax liabilities, if any, that arise from the consummation of the 2004 transactions related to our formation in excess of those believed to result at the time of the 2004 closing of our initial public offering. We had estimated that $600,000 of state income taxes and no federal income taxes would be due as a result of these formation transactions. CFSI LLC had also agreed to indemnify us against the increase in income tax liabilities of our corporate subsidiaries resulting from any reduction or elimination of our net operating losses to the extent those net operating losses are used to offset any income tax gain or income resulting from the prior operation of the assets of CFSI LLC contributed to us in 2004, or from our formation transactions in excess of such gain or income believed to result at the time of the 2004 closing of the initial public offering. Until all of its indemnification obligations under the omnibus agreement had been satisfied in full, CFSI LLC was subject to limitations on its ability to dispose of or encumber its interest in our general partner or the common units held by it (except upon a redemption of common units by the partnership upon any exercise of the underwriters’ over-allotment option) and would also be prohibited from incurring any indebtedness or other liability. An amendment to the omnibus agreement dated January 24, 2011 was entered into by all parties to the omnibus agreement (and after due consideration approved by our conflicts committee, which retained independent counsel; the committee was chaired by Mr. Carver). An accompanying certification by our general partner established that as of the date of the amendment, CFSI LLC’s indemnification obligations under the omnibus agreement were discharged and CFSI LLC was no longer subject to the limitations and prohibition described above in this paragraph. Those indemnification obligations pertain to the taxable year 2004 of CFSI LLC. To our knowledge, there has been no inquiry from or instigation of proceedings by any taxing authority which could reasonably be expected to require indemnification under the omnibus agreement. We believe, the expiration has occurred of all applicable statutes of limitations (including any extensions thereof) relating to the filing of all tax returns which could reasonably be expected to require indemnification under the omnibus agreement, except if there were certain omissions of gross income of more than 25% or fraud. Our general partner has certified to its knowledge there was no such omission or fraud. CFSI LLC is also subject to certain limitations on its ability to transfer its interest in our general partner or the common units held by it if the effect of the proposed transfer would trigger an “ownership change” under the Internal Revenue Code that would limit our ability to use our federal net operating loss carryovers. Please read Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Income Taxes.”

The omnibus agreement may not be further amended without the prior approval of the conflicts committee if our general partner determines that the proposed amendment will adversely affect holders of our common units. Any further action, notice, consent, approval or waiver permitted or required to be taken or given by us under the indemnification provisions of the omnibus agreement as amended must be taken or given by the conflicts committee of our general partner.

Relationship with MDC IV Liquidating Trusts

MDC IV Liquidating Trusts is the beneficial owner of approximately 87.2% of the Class B units of CFSI LLC through its direct ownership of approximately 10.1% of the Class B units of CFSI LLC and indirectly through its ownership of approximately 90.8% of the membership interests in Cornerstone Family Services LLC, which owns approximately 85% of the Class B units of CFSI LLC.

Under the Limited Liability Company Agreement of CFSI LLC, MDC IV Liquidating Trusts has the right to designate at least three individuals, and such other greater number of individuals, to serve on the board of managers of CFSI LLC. In addition, for so long as Mr. Miller serves as an officer of CFSI LLC, he will also serve as a manager of CFSI LLC, and for so long as Mr. Shane serves as an officer of CFSI LLC, he will also serve as a manager of CFSI LLC. Prior to the conversion of Cornerstone into CFSI LLC, a stockholders agreement among Cornerstone and its stockholders required each stockholder to vote all of its shares of Cornerstone to elect and maintain a board of directors of Cornerstone comprised of at least three, and such other greater number, of individuals designated by the MDC IV Liquidating Trusts.

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

Under the Second Amended and Restated Limited Liability Company Agreement of Cornerstone Family Services LLC, MDC IV Liquidating Trusts has the right to designate at least three individuals, and such other greater number of individuals, to serve on the board of managers of Cornerstone Family Services LLC. In addition, for so long as Mr. Miller serves as an officer of Cornerstone Family Services, LLC, he will also serve as a manager of Cornerstone Family Services LLC, and for so long as Mr. Shane serves as an officer of Cornerstone Family Services LLC, he will also serve as a manager of Cornerstone Family Services, LLC.

Under the Second Amended and Restated Limited Liability Company Agreement of Cornerstone Family Services LLC and the Limited Liability Company Agreement of CFSI LLC, each manager of Cornerstone Family Services LLC and each manager of CFSI LLC have agreed to cause Cornerstone Family Services LLC, CFSI LLC and any of their respective subsidiaries, as the case may be, to designate at least three individuals, and such other greater number of individuals designated by MDC IV Liquidating Trusts to serve as members of the board of managers of StoneMor Operating LLC; and to take such actions as may be necessary to cause the election of additional persons designated by MDC IV Liquidating Trusts as managers of StoneMor Operating LLC and to amend the limited liability company agreement of StoneMor Operating LLC as necessary.

Item 14.	Principal Accounting Fees and Services

The following table sets forth the aggregate fees paid or accrued for professional services rendered by Deloitte & Touche LLP for the audit of our annual financial statements for fiscal years 2010 and 2009 and the aggregate fees paid or accrued for audit-related services and all other services rendered by Deloitte & Touche LLP for fiscal years 2010 and 2009.

	Year ended December 31,
	2010	2009
Audit fees	$1,077,849	$1,277,352
Audit-related fees	137,757	829,010
Tax fees	875,009	883,600

	$2,090,615	$2,989,962

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statement of Operations for the years ended December 31, 2010, 2009 and 2008

Consolidated Statement of Common Stockholders’ / Partners’ Equity for the years ended December 31, 2010, 2009 and 2008

Consolidated Statement of Cash Flows for the years ended December 31, 2010, 2009, and 2008

Notes to the Consolidated Financial Statements

(c)	Exhibits

Exhibit Number	Description

3.1*	Certificate of Limited Partnership of StoneMor Partners L.P. (incorporated by reference to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 9, 2004 (Exhibit 3.1)).

3.2*	Second Amended and Restated Agreement of Limited Partnership of StoneMor Partners L.P. dated as of September 9, 2008 (incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed on September 15, 2008).

4.1.1*	Form of 7.66% Senior Secured Note Due 2009, dated June 20, 2007 (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed on August 21, 2007).

4.1.2*	Form of 9.34% Series B Senior Secured Note Due 2012, dated August 15, 2007 (incorporated by reference to Exhibit 4.2 of Registrant’s Current Report on Form 8-K filed on August 21, 2007).

4.1.3*	Form of Senior Secured Series C Note, dated December 21, 2007 (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed on December 28, 2007).

4.2.1*	Indenture, dated as of November 24, 2009, by and among StoneMor Partners L.P., StoneMor Operating LLC, Cornerstone Family Services of West Virginia Subsidiary, Inc., Osiris Holding of Maryland Subsidiary, Inc., the guarantors named therein and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed on November 24, 2009) .

4.2.2*	Form of 10.25% Senior Note due 2017 (incorporated by reference to Exhibit 4.2 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

4.3*	Registration Rights Agreement, dated as of November 24, 2009, by and among StoneMor Partners L.P., StoneMor Operating LLC, Cornerstone Family Services of West Virginia Subsidiary, Inc., Osiris Holding of Maryland Subsidiary, Inc., the Initial Guarantors party thereto and Banc of America Securities LLC (incorporated by reference to Exhibit 4.3 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

4.4*	Form of Revolving Credit Note (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed on September 27, 2010).

Exhibit Number	Description

4.5*	Form of Acquisition Note (incorporated by reference to Exhibit 4.2 of Registrant’s Current Report on Form 8-K filed on September 27, 2010).

10.1.1*	Credit Agreement by and among StoneMor Operating LLC, StoneMor GP LLC, StoneMor Partners L.P., various additional borrowers, various lending institutions and Fleet National Bank, dated September 20, 2004 (Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.1.2*	Second Amendment to Credit Agreement, dated September 28, 2006, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC and its subsidiaries set forth on the signature page to the Second Amendment to the Credit Agreement, the Lenders party to the Second Amendment to the Credit Agreement and Bank of America, N.A., as Administrative Agent for the benefit of the Lenders, as Collateral Agent for the benefit of the Lenders and other Secured Creditors, as Swingline Lender and as Letter of Credit Issuer (incorporated by reference to Exhibit 10.5 of Registrant’s Current Report on Form 8-K filed on October 4, 2006).

10.1.3*	Third Amendment to Credit Agreement, dated May 7, 2007, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC and its subsidiaries set forth on the signature page to the Third Amendment to the Credit Agreement, the Lenders party to the Third Amendment to the Credit Agreement and Bank of America, N.A., as Administrative Agent for the benefit of the Lenders, as Collateral Agent for the benefit of the Lenders and other Secured Creditors, as Swingline Lender and as Letter of Credit Issuer (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended March 31, 2007).

10.1.4*	Fourth Amendment to Credit Agreement, dated June 29, 2007, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC and its subsidiaries set forth on the signature page to the Fourth Amendment to the Credit Agreement, the Lenders party to the Fourth Amendment to the Credit Agreement and Bank of America, N.A., as Administrative Agent for the benefit of the Lenders, as Collateral Agent for the benefit of the Lenders and other Secured Creditors, as Swingline Lender and as Letter of Credit Issuer (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2007).

10.1.5*	Fifth Amendment to Credit Agreement, dated July 31, 2007, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC and its subsidiaries set forth on the signature page to the Fifth Amendment to the Credit Agreement, the Lenders party to the Fifth Amendment to the Credit Agreement and Bank of America, N.A., as Administrative Agent for the benefit of the Lenders, as Collateral Agent for the benefit of the Lenders and other Secured Creditors, as Swingline Lender and as Letter of Credit Issuer (incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2007).

10.1.6*	Commitment Letter, dated March 15, 2007, by and between StoneMor Operating LLC, all of its existing and future direct and indirect subsidiaries and Bank of America, N.A., Banc of America Securities LLC (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on April 9, 2007).

10.1.7*	Fee Letter, dated March 15, 2007, by and between StoneMor Operating LLC and all of its existing and future direct and indirect subsidiaries and Bank of America, N.A., Banc of America Securities LLC (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on April 9, 2007).

10.1.8*	Extension Letter, dated May 31, 2007, by and between StoneMor Operating LLC, Bank of America, N.A. and Banc of America Securities LLC (incorporated by reference to Exhibit 10.7 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2007).

Exhibit Number	Description

10.1.9*	Extension Letter, dated June 21, 2007, by and between StoneMor Operating LLC, Bank of America, N.A. and Banc of America Securities LLC (incorporated by reference to Exhibit 10.8 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2007).

10.1.10*	Extension Letter, dated July 31, 2007, by and between StoneMor Operating LLC, Bank of America, N.A. and Banc of America Securities LLC (incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2007).

10.1.11*	Intercreditor and Collateral Agency Agreement by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, various subsidiaries, various lenders and noteholders and Fleet National Bank, dated September 20, 2004 (incorporated by reference to Exhibit 10.10 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.1.12*	Amended and Restated Credit Agreement, dated August 15, 2007, among StoneMor Operating LLC, as a Borrower, various subsidiaries thereof, as additional Borrowers, StoneMor Partners L.P. and StoneMor GP LLC, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other Lenders Party Hereto, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on August 21, 2007).

10.1.13*	First Amendment to Amended and Restated Credit Agreement, dated November 2, 2007, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, various subsidiaries thereof, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1.11 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.1.14*	Joinder to Amended and Restated Credit Agreement and Credit Documents, dated December 21, 2007 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on December 28, 2007).

10.1.15*	Commitment Letter, effective as of February 25, 2009, by and among Bank of America, N.A., Bank of America Securities, LLC and StoneMor Operating LLC (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed March 2, 2009).

10.1.16*	Second Amendment to Amended and Restated Credit Agreement, dated April 30, 2009, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Operating LLC, the Lenders and Bank of America, N.A.( incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 6, 2009).

10.1.17*	Third Amendment to Amended and Restated Credit Agreement, dated July 6, 2009, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Operating LLC, the Lenders and Bank of America, N.A. (incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

10.1.18*	Fourth Amendment to Amended and Restated Credit Agreement, dated November 24, 2009, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Operating LLC, the Lenders and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

10.1.19*	Fifth Amendment to Amended and Restated Credit Agreement, dated January 15, 2010, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Operating LLC, the Lenders and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on January 21, 2010).

Exhibit Number	Description

10.1.20*	Sixth Amendment to Amended and Restated Credit Agreement, dated May 4, 2010, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Operating LLC, the Lenders and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 7, 2010).

10.1.21*	Seventh Amendment to Amended and Restated Credit Agreement, dated September 22, 2010, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Operating LLC, the Lenders and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on September 27, 2010).

10.1.22*	Eighth Amendment to Amended and Restated Credit Agreement, dated January 28, 2011, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Operating LLC, the Lenders and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on February 3, 2011).

10.2.1*	Amended and Restated Note Purchase Agreement, dated as of August 15, 2007, by StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, and each of the Subsidiary Issuers listed on the signature pages thereof (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on August 21, 2007).

10.2.2*	First Amendment to the Amended and Restated Note Purchase Agreement, dated November 2, 2007, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, its Subsidiaries set forth on the signature pages thereof, and the Noteholders (incorporated by reference to Exhibit 4.1.3 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.2.3*	Joinder to Amended and Restated Note Purchase Agreement and Finance Documents, dated December 21, 2007 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on December 28, 2007).

10.2.4*	Second Amendment to Amended and Restated Note Purchase Agreement, dated April 30, 2009, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Partners L.P. and the Noteholders (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on May 6, 2009).

10.2.5*	Third Amendment to Amended and Restated Note Purchase Agreement, dated July 1, 2009, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Partners L.P. and the Noteholders (incorporated by reference to Exhibit 10.5 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

10.2.6*	Fourth Amendment to Amended and Restated Note Purchase Agreement, dated November 24, 2009, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Partners L.P. and the Noteholders (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

10.2.7*	Fifth Amendment to Amended and Restated Note Purchase Agreement, dated January 15, 2010, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Partners L.P. and the Noteholders (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on January 21, 2010).

10.2.8*	Sixth Amendment to Amended and Restated Note Purchase Agreement, dated May 4, 2010, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Partners L.P. and the Noteholders (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on May 7, 2010).

Exhibit Number	Description

10.2.9*	Seventh Amendment to Amended and Restated Note Purchase Agreement, dated September 22, 2010, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Partners L.P. and the Noteholders (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on September 27, 2010).

10.3*	Purchase Agreement, dated November 18, 2009, by and among StoneMor Partners L.P., StoneMor Operating LLC, Cornerstone Family Services of West Virginia Subsidiary, Inc., Osiris Holding of Maryland Subsidiary, Inc., the guarantors named therein and Banc of America Securities LLC, acting on behalf of itself and as the representative for the purchasers named therein (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

10.4.1*†	StoneMor Partners L.P. Long-Term Incentive Plan, as amended April 19, 2010 (incorporated by reference to Appendix A to Registrant’s Definitive Proxy Statement filed on June 4, 2010).

10.4.2*†	Form of the Director Restricted Phantom Unit Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated November 8, 2006 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 15, 2006).

10.4.3*†	Form of the Key Employee Restricted Phantom Unit Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated November 8, 2006 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on November 15, 2006).

10.4.4*†	Form of the Unit Appreciation Rights Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated as of November 27, 2006 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on December 1, 2006).

10.4.5*†	Director Restricted Phantom Unit Agreement by and between StoneMor GP LLC and Robert Hellman dated June 23, 2009 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on June 23, 2009).

10.4.6*†	Form of the Unit Appreciation Rights Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated as of December 16, 2009 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on December 22, 2009).

10.4.7*†	Form of the Executive Restricted Phantom Unit Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated as of December 16, 2009 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on December 22, 2009).

10.4.8*†	Director Unit Appreciation Rights Agreement under the StoneMor Partners L.P. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2.8 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.5.1*†	Employment Agreement by and between StoneMor GP LLC and Lawrence Miller, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.5.2*†	Addendum to Employment Agreement between StoneMor GP LLC and Lawrence Miller, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 19, 2007).

10.6.1*†	Employment Agreement by and between StoneMor GP LLC and William R. Shane, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.5 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.6.2*†	Addendum to Employment Agreement between StoneMor GP LLC and William R. Shane, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on November 19, 2007).

Exhibit Number	Description

10.7.1*†	Employment Agreement by and between StoneMor GP LLC and Michael L. Stache, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.7 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.7.2*†	Addendum to Employment Agreement between StoneMor GP LLC and Michael L. Stache, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on November 19, 2007).

10.8.1*†	Employment Agreement by and between StoneMor GP LLC and Robert Stache, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.8 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.8.2*†	Addendum to Employment Agreement between StoneMor GP LLC and Robert Stache, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K filed on November 19, 2007).

10.9.1*†	Form of Indemnification Agreement by and between StoneMor GP LLC and Lawrence Miller, Robert B. Hellman, Jr., Fenton R. Talbott, Jeffery A. Zawadsky, Martin R. Lautman, William R. Shane, Allen R. Freedman, effective September 20, 2004 (incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.9.2*†	Form of Indemnification Agreement by and between StoneMor GP LLC and Howard Carver and Peter Grunebaum, effective February 16, 2007 (incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.10*	Asset Purchase and Sale Agreement by and between StoneMor Partners L.P. and SCI Funeral Services, Inc., an Iowa corporation (“SCI”) and a wholly-owned subsidiary of Service Corporation International, a Texas corporation, joined by certain of SCI’s direct and indirect subsidiary entities, effective October 13, 2005 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on October 17, 2005).

10.11*	Asset Purchase and Sale Agreement, dated September 28, 2006, by and among StoneMor Operating LLC, joined by its direct and indirect subsidiary entities listed in Exhibit A to the Asset Purchase and Sale Agreement, and SCI Funeral Services, Inc., joined by its direct and indirect subsidiary entities listed in Exhibit B to the Asset Purchase and Sale Agreement (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on October 4, 2006).

10.12*	Asset Purchase and Sale Agreement, dated September 28, 2006, by and among StoneMor Operating LLC, joined by StoneMor Michigan LLC and StoneMor Michigan Subsidiary LLC, and SCI Funeral Services, Inc., SCI Michigan Funeral Services, Inc. and Hawes, Inc. (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on October 4, 2006).

10.13*	Asset Purchase and Sale Agreement, dated September 28, 2006, by and among StoneMor Operating LLC, joined by StoneMor Michigan LLC and StoneMor Michigan Subsidiary LLC, and SCI Funeral Services, Inc., and SCI Michigan Funeral Services, Inc. and Hillcrest Memorial Company (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on October 4, 2006).

10.14*	Asset Purchase and Sale Agreement, dated December 4, 2007, by and among StoneMor Operating LLC, joined by its direct and indirect subsidiary entities listed in Exhibit A to the Asset Purchase and Sale Agreement and by Cemetery Management Services of Ohio, L.L.C., and SCI Funeral Services, Inc., joined by its direct and indirect subsidiary entities listed in Exhibit B to the Asset Purchase and Sale Agreement, as well as by SCI Ohio Funeral Services, Inc., and Alderwoods (Ohio) Cemetery Management, Inc. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on December 7, 2007).

Exhibit Number	Description

10.15*	Transition Agreement, dated December 7, 2007, by and among StoneMor Operating LLC, joined by those of its direct and indirect subsidiary entities which are parties to the Purchase Agreement, as defined therein, and SCI Funeral Services, Inc., joined by those of its direct and indirect subsidiary entities which are parties to the Purchase Agreement (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on December 7, 2007).

10.16*	Asset Purchase and Sale Agreement, dated March 30, 2010, by and among StoneMor Operating LLC, StoneMor Michigan LLC, StoneMor Michigan Subsidiary LLC, SCI Funeral Services, LLC, SCI Michigan Funeral Services, Inc., Hillcrest Memorial Company, Christian Memorial Cultural Center, Inc., Sunrise Memorial Gardens Cemetery, Inc. and Flint Memorial Park Association (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on March 30, 2010).

10.17*	Asset Purchase and Sale Agreement, dated March 30, 2010, by and among StoneMor Operating LLC, Plymouth Warehouse Facilities LLC, SCI Funeral Services, LLC, SCI Michigan Funeral Services, Inc., Hillcrest Memorial Company, Sunrise Memorial Gardens Cemetery, Inc., Flint Memorial Park Association, StoneMor Michigan LLC and StoneMor Michigan Subsidiary LLC (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on March 30, 2010).

10.18.1*	Amended and Restated Purchase Agreement by and among StoneMor Operating LLC, StoneMor Indiana LLC, StoneMor Indiana Subsidiary LLC, Ohio Cemetery Holdings, Inc., Ansure Mortuaries of Indiana, LLC, Memory Gardens Management Corporation, Forest Lawn Funeral Home Properties, LLC, Gardens of Memory Cemetery LLC, Gill Funeral Home, LLC, Garden View Funeral Home, LLC, Royal Oak Memorial Gardens of Ohio Ltd., Heritage Hills Memory Gardens of Ohio Ltd., Robert E. Nelms and Lynnette Gray, as receiver, dated April 2, 2010 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 5, 2010).

10.18.2*	Amendment No. 1 to Amended and Restated Purchase Agreement by and among StoneMor Operating LLC, StoneMor Indiana LLC, StoneMor Indiana Subsidiary LLC, Ohio Cemetery Holdings, Inc., Ansure Mortuaries of Indiana, LLC, Memory Gardens Management Corporation, Forest Lawn Funeral Home Properties, LLC, Gardens of Memory Cemetery LLC, Gill Funeral Home, LLC, Garden View Funeral Home, LLC, Royal Oak Memorial Gardens of Ohio Ltd., Heritage Hills Memory Gardens of Ohio Ltd., Robert E. Nelms, Robert Nelms, LLC and Lynnette Gray, as receiver, dated June 21, 2010 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on June 25, 2010).

10.19*	Settlement Agreement by and among StoneMor Indiana LLC, StoneMor Operating LLC, StoneMor Partners L.P., Chapel Hill Associates, Inc., Chapel Hill Funeral Home, Inc., Covington Memorial Funeral Home, Inc., Covington Memorial Gardens, Inc., Forest Lawn Memorial Chapel Inc., Forest Lawn Memory Gardens Inc., Fred W. Meyer, Jr. by James R. Meyer as Special Administrator to the Estate of Fred W. Meyer, Jr., James R. Meyer, Thomas E. Meyer, Nancy Cade, and F.T.J. Meyer Associates, LLC dated June 21, 2010 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on June 25, 2010).

10.20.1*	Omnibus Agreement by and among McCown De Leeuw & Co. IV, L.P., McCown De Leeuw & Co. IV Associates, L.P., MDC Management Company IV, LLC, Delta Fund LLC, Cornerstone Family Services LLC, CFSI LLC, StoneMor Partners L.P., StoneMor GP LLC, StoneMor Operating LLC, dated as of September 20, 2004 (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

Exhibit Number	Description

10.20.2*	Amendment No. 1 to Omnibus Agreement entered into on, and effective as of, January 24, 2011 by and among MDC IV Trust U/T/A November 30, 2010, MDC IV Associates Trust U/T/A November 30, 2010, Delta Trust U/T/A November 30, 2010 (successors respectively to McCown De Leeuw & Co. IV, L.P., a California limited partnership, McCown De Leeuw IV Associates, L.P., a California limited partnership, Delta Fund LLC, a California limited liability company, and MDC Management Company IV, LLC, a California limited liability company), Cornerstone Family Services LLC, a Delaware limited liability company, CFSI LLC, a Delaware limited liability company, StoneMor Partners L.P., a Delaware limited partnership, StoneMor GP LLC, a Delaware limited liability company, for itself and on behalf of the Partnership in its capacity as general partner of the Partnership, and StoneMor Operating LLC, a Delaware limited liability company (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on January 28, 2011).

10.21*	Contribution, Conveyance and Assumption Agreement by and among StoneMor Partners L.P., StoneMor GP LLC, CFSI LLC, StoneMor Operating LLC, dated as of September 20, 2004 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.22†	Director compensation.

21.1	Subsidiaries of Registrant.

23.1	Consent of Deloitte & Touche LLP

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer President and Chairman of the Board of Directors.

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of William R. Shane, Executive Vice President and Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith).

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of William R. Shane, Executive Vice President and Chief Financial Officer (furnished herewith).

99.1*	Amended and Restated Limited Liability Company Agreement of StoneMor GP LLC, dated as of September 20, 2004 (incorporated by reference to Exhibit 99.1 of Registrant’s Current Report on Form 8-K filed on September 19, 2007).

99.2*	First Amendment to the Amended and Restated Limited Liability Company Agreement of StoneMor GP LLC, dated as of September 14, 2007 (incorporated by reference to Exhibit 99.2 of Registrant’s Current Report on Form 8-K filed on September 19, 2007).

99.3*	Second Amendment to the Amended and Restated Limited Liability Company Agreement of StoneMor GP LLC, dated as of December 18, 2007 (incorporated by reference to Exhibit 99.2 of Registrant’s Current Report on Form 8-K filed on December 28, 2007).

*	Incorporated by reference, as indicated
†	Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONEMOR PARTNERS L.P.

	By:	StoneMor GP LLC, its General Partner

March 29, 2011	By:	/S/ LAWRENCE MILLER
Lawrence Miller Chief Executive Officer, President and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ LAWRENCE MILLER Lawrence Miller (Principal Executive Officer)	Chief Executive Officer, President and Chairman of the Board	March 29, 2011

/S/ WILLIAM R. SHANE William R. Shane (Principal Financial Officer)	Executive Vice President, Chief Financial Officer and Director	March 29, 2011

/S/ PAUL WAIMBERG Paul Waimberg (Principal Accounting Officer)	Vice President—Finance	March 29, 2011

/S/ ALLEN R. FREEDMAN	Director	March 29, 2011

/S/ PETER K. GRUNEBAUM	Director	March 29, 2011

/S/ ROBERT B. HELLMAN, JR. Robert B. Hellman, Jr.	Director	March 29, 2011

/S/ MARTIN R. LAUTMAN, PH.D. Martin R. Lautman, Ph.D.	Director	March 29, 2011

/S/ FENTON R. TALBOTT	Director	March 29, 2011

/S/ HOWARD L. CARVER Howard L. Carver	Director	March 29, 2011

EXHIBIT INDEX

Exhibit Number	Description

3.1*	Certificate of Limited Partnership of StoneMor Partners L.P. (incorporated by reference to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 9, 2004 (Exhibit 3.1)).

3.2*	Second Amended and Restated Agreement of Limited Partnership of StoneMor Partners L.P. dated as of September 9, 2008 (incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed on September 15, 2008).

4.1.1*	Form of 7.66% Senior Secured Note Due 2009, dated June 20, 2007 (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed on August 21, 2007).

4.1.2*	Form of 9.34% Series B Senior Secured Note Due 2012, dated August 15, 2007 (incorporated by reference to Exhibit 4.2 of Registrant’s Current Report on Form 8-K filed on August 21, 2007).

4.1.3*	Form of Senior Secured Series C Note, dated December 21, 2007 (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed on December 28, 2007).

4.2.1*	Indenture, dated as of November 24, 2009, by and among StoneMor Partners L.P., StoneMor Operating LLC, Cornerstone Family Services of West Virginia Subsidiary, Inc., Osiris Holding of Maryland Subsidiary, Inc., the guarantors named therein and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed on November 24, 2009) .

4.2.2*	Form of 10.25% Senior Note due 2017 (incorporated by reference to Exhibit 4.2 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

4.3*	Registration Rights Agreement, dated as of November 24, 2009, by and among StoneMor Partners L.P., StoneMor Operating LLC, Cornerstone Family Services of West Virginia Subsidiary, Inc., Osiris Holding of Maryland Subsidiary, Inc., the Initial Guarantors party thereto and Banc of America Securities LLC (incorporated by reference to Exhibit 4.3 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

4.4*	Form of Revolving Credit Note (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed on September 27, 2010).

4.5*	Form of Acquisition Note (incorporated by reference to Exhibit 4.2 of Registrant’s Current Report on Form 8-K filed on September 27, 2010).

10.1.1*	Credit Agreement by and among StoneMor Operating LLC, StoneMor GP LLC, StoneMor Partners L.P., various additional borrowers, various lending institutions and Fleet National Bank, dated September 20, 2004 (Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.1.2*	Second Amendment to Credit Agreement, dated September 28, 2006, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC and its subsidiaries set forth on the signature page to the Second Amendment to the Credit Agreement, the Lenders party to the Second Amendment to the Credit Agreement and Bank of America, N.A., as Administrative Agent for the benefit of the Lenders, as Collateral Agent for the benefit of the Lenders and other Secured Creditors, as Swingline Lender and as Letter of Credit Issuer (incorporated by reference to Exhibit 10.5 of Registrant’s Current Report on Form 8-K filed on October 4, 2006).

10.1.3*	Third Amendment to Credit Agreement, dated May 7, 2007, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC and its subsidiaries set forth on the signature page to the Third Amendment to the Credit Agreement, the Lenders party to the Third Amendment to the Credit Agreement and Bank of America, N.A., as Administrative Agent for the benefit of the Lenders, as Collateral Agent for the benefit of the Lenders and other Secured Creditors, as Swingline Lender and as Letter of Credit Issuer (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended March 31, 2007).

10.1.4*	Fourth Amendment to Credit Agreement, dated June 29, 2007, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC and its subsidiaries set forth on the signature page to the Fourth Amendment to the Credit Agreement, the Lenders party to the Fourth Amendment to the Credit Agreement and Bank of America, N.A., as Administrative Agent for the benefit of the Lenders, as Collateral Agent for the benefit of the Lenders and other Secured Creditors, as Swingline Lender and as Letter of Credit Issuer (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2007).

10.1.5*	Fifth Amendment to Credit Agreement, dated July 31, 2007, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC and its subsidiaries set forth on the signature page to the Fifth Amendment to the Credit Agreement, the Lenders party to the Fifth Amendment to the Credit Agreement and Bank of America, N.A., as Administrative Agent for the benefit of the Lenders, as Collateral Agent for the benefit of the Lenders and other Secured Creditors, as Swingline Lender and as Letter of Credit Issuer (incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2007).

10.1.6*	Commitment Letter, dated March 15, 2007, by and between StoneMor Operating LLC, all of its existing and future direct and indirect subsidiaries and Bank of America, N.A., Banc of America Securities LLC (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on April 9, 2007).

10.1.7*	Fee Letter, dated March 15, 2007, by and between StoneMor Operating LLC and all of its existing and future direct and indirect subsidiaries and Bank of America, N.A., Banc of America Securities LLC (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on April 9, 2007).

10.1.8*	Extension Letter, dated May 31, 2007, by and between StoneMor Operating LLC, Bank of America, N.A. and Banc of America Securities LLC (incorporated by reference to Exhibit 10.7 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2007).

10.1.9*	Extension Letter, dated June 21, 2007, by and between StoneMor Operating LLC, Bank of America, N.A. and Banc of America Securities LLC (incorporated by reference to Exhibit 10.8 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2007).

10.1.10*	Extension Letter, dated July 31, 2007, by and between StoneMor Operating LLC, Bank of America, N.A. and Banc of America Securities LLC (incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2007).

10.1.11*	Intercreditor and Collateral Agency Agreement by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, various subsidiaries, various lenders and noteholders and Fleet National Bank, dated September 20, 2004 (incorporated by reference to Exhibit 10.10 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.1.12*	Amended and Restated Credit Agreement, dated August 15, 2007, among StoneMor Operating LLC, as a Borrower, various subsidiaries thereof, as additional Borrowers, StoneMor Partners L.P. and StoneMor GP LLC, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other Lenders Party Hereto, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on August 21, 2007).

10.1.13*	First Amendment to Amended and Restated Credit Agreement, dated November 2, 2007, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, various subsidiaries thereof, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1.11 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.1.14*	Joinder to Amended and Restated Credit Agreement and Credit Documents, dated December 21, 2007 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on December 28, 2007).

10.1.15*	Commitment Letter, effective as of February 25, 2009, by and among Bank of America, N.A., Bank of America Securities, LLC and StoneMor Operating LLC (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed March 2, 2009).

10.1.16*	Second Amendment to Amended and Restated Credit Agreement, dated April 30, 2009, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Operating LLC, the Lenders and Bank of America, N.A.( incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 6, 2009).

10.1.17*	Third Amendment to Amended and Restated Credit Agreement, dated July 6, 2009, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Operating LLC, the Lenders and Bank of America, N.A. (incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

10.1.18*	Fourth Amendment to Amended and Restated Credit Agreement, dated November 24, 2009, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Operating LLC, the Lenders and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

10.1.19*	Fifth Amendment to Amended and Restated Credit Agreement, dated January 15, 2010, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Operating LLC, the Lenders and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on January 21, 2010).

10.1.20*	Sixth Amendment to Amended and Restated Credit Agreement, dated May 4, 2010, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Operating LLC, the Lenders and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 7, 2010).

10.1.21*	Seventh Amendment to Amended and Restated Credit Agreement, dated September 22, 2010, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Operating LLC, the Lenders and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on September 27, 2010).

10.1.22*	Eighth Amendment to Amended and Restated Credit Agreement, dated January 28, 2011, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Operating LLC, the Lenders and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on February 3, 2011).

10.2.1*	Amended and Restated Note Purchase Agreement, dated as of August 15, 2007, by StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, and each of the Subsidiary Issuers listed on the signature pages thereof (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on August 21, 2007).

10.2.2*	First Amendment to the Amended and Restated Note Purchase Agreement, dated November 2, 2007, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, its Subsidiaries set forth on the signature pages thereof, and the Noteholders (incorporated by reference to Exhibit 4.1.3 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.2.3*	Joinder to Amended and Restated Note Purchase Agreement and Finance Documents, dated December 21, 2007 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on December 28, 2007).

10.2.4*	Second Amendment to Amended and Restated Note Purchase Agreement, dated April 30, 2009, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Partners L.P. and the Noteholders (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on May 6, 2009).

10.2.5*	Third Amendment to Amended and Restated Note Purchase Agreement, dated July 1, 2009, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Partners L.P. and the Noteholders (incorporated by reference to Exhibit 10.5 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

10.2.6*	Fourth Amendment to Amended and Restated Note Purchase Agreement, dated November 24, 2009, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Partners L.P. and the Noteholders (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

10.2.7*	Fifth Amendment to Amended and Restated Note Purchase Agreement, dated January 15, 2010, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Partners L.P. and the Noteholders (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on January 21, 2010).

10.2.8*	Sixth Amendment to Amended and Restated Note Purchase Agreement, dated May 4, 2010, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Partners L.P. and the Noteholders (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on May 7, 2010).

10.2.9*	Seventh Amendment to Amended and Restated Note Purchase Agreement, dated September 22, 2010, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Partners L.P. and the Noteholders (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on September 27, 2010).

10.3*	Purchase Agreement, dated November 18, 2009, by and among StoneMor Partners L.P., StoneMor Operating LLC, Cornerstone Family Services of West Virginia Subsidiary, Inc., Osiris Holding of Maryland Subsidiary, Inc., the guarantors named therein and Banc of America Securities LLC, acting on behalf of itself and as the representative for the purchasers named therein (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

10.4.1*†	StoneMor Partners L.P. Long-Term Incentive Plan, as amended April 19, 2010 (incorporated by reference to Appendix A to Registrant’s Definitive Proxy Statement filed on June 4, 2010).

10.4.2*†	Form of the Director Restricted Phantom Unit Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated November 8, 2006 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 15, 2006).

10.4.3*†	Form of the Key Employee Restricted Phantom Unit Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated November 8, 2006 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on November 15, 2006).

10.4.4*†	Form of the Unit Appreciation Rights Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated as of November 27, 2006 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on December 1, 2006).

10.4.5*†	Director Restricted Phantom Unit Agreement by and between StoneMor GP LLC and Robert Hellman dated June 23, 2009 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on June 23, 2009).

10.4.6*†	Form of the Unit Appreciation Rights Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated as of December 16, 2009 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on December 22, 2009).

10.4.7*†	Form of the Executive Restricted Phantom Unit Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated as of December 16, 2009 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on December 22, 2009).

10.4.8*†	Director Unit Appreciation Rights Agreement under the StoneMor Partners L.P. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2.8 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.5.1*†	Employment Agreement by and between StoneMor GP LLC and Lawrence Miller, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.5.2*†	Addendum to Employment Agreement between StoneMor GP LLC and Lawrence Miller, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 19, 2007).

10.6.1*†	Employment Agreement by and between StoneMor GP LLC and William R. Shane, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.5 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.6.2*†	Addendum to Employment Agreement between StoneMor GP LLC and William R. Shane, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on November 19, 2007).

10.7.1*†	Employment Agreement by and between StoneMor GP LLC and Michael L. Stache, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.7 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.7.2*†	Addendum to Employment Agreement between StoneMor GP LLC and Michael L. Stache, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on November 19, 2007).

10.8.1*†	Employment Agreement by and between StoneMor GP LLC and Robert Stache, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.8 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.8.2*†	Addendum to Employment Agreement between StoneMor GP LLC and Robert Stache, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K filed on November 19, 2007).

10.9.1*†	Form of Indemnification Agreement by and between StoneMor GP LLC and Lawrence Miller, Robert B. Hellman, Jr., Fenton R. Talbott, Jeffery A. Zawadsky, Martin R. Lautman, William R. Shane, Allen R. Freedman, effective September 20, 2004 (incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.9.2*†	Form of Indemnification Agreement by and between StoneMor GP LLC and Howard Carver and Peter Grunebaum, effective February 16, 2007 (incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.10*	Asset Purchase and Sale Agreement by and between StoneMor Partners L.P. and SCI Funeral Services, Inc., an Iowa corporation (“SCI”) and a wholly-owned subsidiary of Service Corporation International, a Texas corporation, joined by certain of SCI’s direct and indirect subsidiary entities, effective October 13, 2005 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on October 17, 2005).

10.11*	Asset Purchase and Sale Agreement, dated September 28, 2006, by and among StoneMor Operating LLC, joined by its direct and indirect subsidiary entities listed in Exhibit A to the Asset Purchase and Sale Agreement, and SCI Funeral Services, Inc., joined by its direct and indirect subsidiary entities listed in Exhibit B to the Asset Purchase and Sale Agreement (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on October 4, 2006).

10.12*	Asset Purchase and Sale Agreement, dated September 28, 2006, by and among StoneMor Operating LLC, joined by StoneMor Michigan LLC and StoneMor Michigan Subsidiary LLC, and SCI Funeral Services, Inc., SCI Michigan Funeral Services, Inc. and Hawes, Inc. (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on October 4, 2006).

10.13*	Asset Purchase and Sale Agreement, dated September 28, 2006, by and among StoneMor Operating LLC, joined by StoneMor Michigan LLC and StoneMor Michigan Subsidiary LLC, and SCI Funeral Services, Inc., and SCI Michigan Funeral Services, Inc. and Hillcrest Memorial Company (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on October 4, 2006).

10.14*	Asset Purchase and Sale Agreement, dated December 4, 2007, by and among StoneMor Operating LLC, joined by its direct and indirect subsidiary entities listed in Exhibit A to the Asset Purchase and Sale Agreement and by Cemetery Management Services of Ohio, L.L.C., and SCI Funeral Services, Inc., joined by its direct and indirect subsidiary entities listed in Exhibit B to the Asset Purchase and Sale Agreement, as well as by SCI Ohio Funeral Services, Inc., and Alderwoods (Ohio) Cemetery Management, Inc. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on December 7, 2007).

10.15*	Transition Agreement, dated December 7, 2007, by and among StoneMor Operating LLC, joined by those of its direct and indirect subsidiary entities which are parties to the Purchase Agreement, as defined therein, and SCI Funeral Services, Inc., joined by those of its direct and indirect subsidiary entities which are parties to the Purchase Agreement (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on December 7, 2007).

10.16*	Asset Purchase and Sale Agreement, dated March 30, 2010, by and among StoneMor Operating LLC, StoneMor Michigan LLC, StoneMor Michigan Subsidiary LLC, SCI Funeral Services, LLC, SCI Michigan Funeral Services, Inc., Hillcrest Memorial Company, Christian Memorial Cultural Center, Inc., Sunrise Memorial Gardens Cemetery, Inc. and Flint Memorial Park Association (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on March 30, 2010).

10.17*	Asset Purchase and Sale Agreement, dated March 30, 2010, by and among StoneMor Operating LLC, Plymouth Warehouse Facilities LLC, SCI Funeral Services, LLC, SCI Michigan Funeral Services, Inc., Hillcrest Memorial Company, Sunrise Memorial Gardens Cemetery, Inc., Flint Memorial Park Association, StoneMor Michigan LLC and StoneMor Michigan Subsidiary LLC (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on March 30, 2010).

10.18.1*	Amended and Restated Purchase Agreement by and among StoneMor Operating LLC, StoneMor Indiana LLC, StoneMor Indiana Subsidiary LLC, Ohio Cemetery Holdings, Inc., Ansure Mortuaries of Indiana, LLC, Memory Gardens Management Corporation, Forest Lawn Funeral Home Properties, LLC, Gardens of Memory Cemetery LLC, Gill Funeral Home, LLC, Garden View Funeral Home, LLC, Royal Oak Memorial Gardens of Ohio Ltd., Heritage Hills Memory Gardens of Ohio Ltd., Robert E. Nelms and Lynnette Gray, as receiver, dated April 2, 2010 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 5, 2010).

10.18.2*	Amendment No. 1 to Amended and Restated Purchase Agreement by and among StoneMor Operating LLC, StoneMor Indiana LLC, StoneMor Indiana Subsidiary LLC, Ohio Cemetery Holdings, Inc., Ansure Mortuaries of Indiana, LLC, Memory Gardens Management Corporation, Forest Lawn Funeral Home Properties, LLC, Gardens of Memory Cemetery LLC, Gill Funeral Home, LLC, Garden View Funeral Home, LLC, Royal Oak Memorial Gardens of Ohio Ltd., Heritage Hills Memory Gardens of Ohio Ltd., Robert E. Nelms, Robert Nelms, LLC and Lynnette Gray, as receiver, dated June 21, 2010 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on June 25, 2010).

10.19*	Settlement Agreement by and among StoneMor Indiana LLC, StoneMor Operating LLC, StoneMor Partners L.P., Chapel Hill Associates, Inc., Chapel Hill Funeral Home, Inc., Covington Memorial Funeral Home, Inc., Covington Memorial Gardens, Inc., Forest Lawn Memorial Chapel Inc., Forest Lawn Memory Gardens Inc., Fred W. Meyer, Jr. by James R. Meyer as Special Administrator to the Estate of Fred W. Meyer, Jr., James R. Meyer, Thomas E. Meyer, Nancy Cade, and F.T.J. Meyer Associates, LLC dated June 21, 2010 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on June 25, 2010).

10.20.1*	Omnibus Agreement by and among McCown De Leeuw & Co. IV, L.P., McCown De Leeuw & Co. IV Associates, L.P., MDC Management Company IV, LLC, Delta Fund LLC, Cornerstone Family Services LLC, CFSI LLC, StoneMor Partners L.P., StoneMor GP LLC, StoneMor Operating LLC, dated as of September 20, 2004 (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.20.2*	Amendment No. 1 to Omnibus Agreement entered into on, and effective as of, January 24, 2011 by and among MDC IV Trust U/T/A November 30, 2010, MDC IV Associates Trust U/T/A November 30, 2010, Delta Trust U/T/A November 30, 2010 (successors respectively to McCown De Leeuw & Co. IV, L.P., a California limited partnership, McCown De Leeuw IV Associates, L.P., a California limited partnership, Delta Fund LLC, a California limited liability company, and MDC Management Company IV, LLC, a California limited liability company), Cornerstone Family Services LLC, a Delaware limited liability company, CFSI LLC, a Delaware limited liability company, StoneMor Partners L.P., a Delaware limited partnership, StoneMor GP LLC, a Delaware limited liability company, for itself and on behalf of the Partnership in its capacity as general partner of the Partnership, and StoneMor Operating LLC, a Delaware limited liability company (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on January 28, 2011).

10.21*	Contribution, Conveyance and Assumption Agreement by and among StoneMor Partners L.P., StoneMor GP LLC, CFSI LLC, StoneMor Operating LLC, dated as of September 20, 2004 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.22†	Director compensation.

21.1	Subsidiaries of Registrant.

23.1	Consent of Deloitte & Touche LLP

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer President and Chairman of the Board of Directors.

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of William R. Shane, Executive Vice President and Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith).

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of William R. Shane, Executive Vice President and Chief Financial Officer (furnished herewith).

99.1*	Amended and Restated Limited Liability Company Agreement of StoneMor GP LLC, dated as of September 20, 2004 (incorporated by reference to Exhibit 99.1 of Registrant’s Current Report on Form 8-K filed on September 19, 2007).

99.2*	First Amendment to the Amended and Restated Limited Liability Company Agreement of StoneMor GP LLC, dated as of September 14, 2007 (incorporated by reference to Exhibit 99.2 of Registrant’s Current Report on Form 8-K filed on September 19, 2007).

99.3*	Second Amendment to the Amended and Restated Limited Liability Company Agreement of StoneMor GP LLC, dated as of December 18, 2007 (incorporated by reference to Exhibit 99.2 of Registrant’s Current Report on Form 8-K filed on December 28, 2007).

*	Incorporated by reference, as indicated
†	Management contract, compensatory plan or arrangement