Form 10-Q
period 2011-03-31
STONEMOR PARTNERS LP
filed 2011-05-10
CIK 1286131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

The number of the registrant’s outstanding common units at May 10, 2011 was 19,339,079.

Index – Form 10-Q

Part I – Financial Information

Item 1.	Financial Statements

StoneMor Partners L.P.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2011	December 31, 2010
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$27,494	$7,535
Accounts receivable, net of allowance	45,975	45,149
Prepaid expenses	3,111	3,783
Other current assets	8,690	8,580

Total current assets	85,270	65,047

Long-term accounts receivable, net of allowance	61,749	60,314
Cemetery property	286,704	283,460
Property and equipment, net of accumulated depreciation	65,032	66,249
Merchandise trusts, restricted, at fair value	331,939	318,318
Perpetual care trusts, restricted, at fair value	257,027	249,690
Deferred financing costs, net of accumulated amortization	8,613	9,801
Deferred selling and obtaining costs	62,701	59,422
Deferred tax assets	518	605
Goodwill	19,961	19,851
Other assets	13,973	14,362

Total assets	$1,193,487	$1,147,119

Liabilities and partners’ capital
Current liabilities:
Accounts payable and accrued liabilities	$17,975	$23,444
Accrued interest	5,115	2,034
Current portion, long-term debt	1,258	1,386

Total current liabilities	24,348	26,864

Other long-term liabilities	3,485	3,577
Long-term debt	150,595	219,008
Deferred cemetery revenues, net	409,487	388,403
Deferred tax liabilities	17,062	18,029
Merchandise liability	113,836	113,356
Perpetual care trust corpus	257,027	249,690

Total liabilities	975,840	1,018,927

Commitments and Contingencies
Partners’ capital
General partner	3,572	1,809
Common partners	214,075	126,383

Total partners’ capital	217,647	128,192

Total liabilities and partners’ capital	$1,193,487	$1,147,119

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statement of Operations

(in thousands, except unit data)

(unaudited)

	Three months ended March 31,
	2011	2010

Revenues:
Cemetery
Merchandise	$21,435	$18,798
Services	10,798	7,987
Investment and other	9,666	8,007
Funeral home
Merchandise	3,139	2,500
Services	4,193	3,378

Total revenues	49,231	40,670

Costs and Expenses:
Cost of goods sold (exclusive of depreciation shown separately below):
Perpetual care	1,325	1,087
Merchandise	3,668	3,313
Cemetery expense	12,086	9,247
Selling expense	9,544	7,616
General and administrative expense	6,427	5,598
Corporate overhead (including $189 and $175 in unit-based compensation for the three months ended March 31, 2011 and 2010, respectively)	5,958	5,089
Depreciation and amortization	2,446	1,810
Funeral home expense
Merchandise	1,206	913
Services	2,546	2,088
Other	1,557	1,430
Acquisition related costs	933	990

Total cost and expenses	47,696	39,181

Operating profit	1,535	1,489

Expenses related to refinancing	453	—
Gain on acquisitions	—	7,093
Early extinguishment of debt	4,010	—
Increase in fair value of interest rate swaps	—	1,671
Interest expense	5,090	4,858

Income (loss) before income taxes	(8,018)	5,395

Income tax expense (benefit)
State	4	28
Federal	(808)	(528)

Total income tax expense (benefit)	(804)	(500)

Net income (loss)	$(7,214)	$5,895

General partner’s interest in net income (loss) for the period	$(144)	$118
Limited partners’ interest in net income (loss) for the period	$(7,070)	$5,777

Net income (loss) per limited partner unit (basic and diluted)	$(.40)	$.43
Weighted average number of limited partners’ units outstanding (basic and diluted)	17,709	13,385

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statement of

Partners’ Capital

(in thousands)

(unaudited)

	Partners’ Capital
	Common Unit Holders	General Partner	Total
Balance, December 31, 2010	$126,383	$1,809	$128,192

Proceeds from public offering	103,564	—	103,564

Compensation related to UARs	156	—	156

General partner contribution	—	2,242	2,242

Net loss	(7,070)	(144)	(7,214)

Cash distribution	(8,958)	(335)	(9,293)

Balance, March 31, 2011	$214,075	$3,572	$217,647

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statement of Cash Flows

(in thousands)

(unaudited)

	For the three months ended March 31,
	2011	2010

Operating activities:
Net income (loss)	$(7,214)	$5,895
Adjustments to reconcile net income (loss) to net cash provided by operating activity:
Cost of lots sold	1,478	1,419
Depreciation and amortization	2,446	1,810
Unit-based compensation	189	175
Accretion of debt discount	383	82
Change in fair value of interest rate swaps	—	(1,671)
Write-off of deferred financing fees	453	—
Gain on acquisitions	—	(7,093)
Financing fees paid for early extinguishment of debt	4,010	—
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(2,835)	(6,879)
Allowance for doubtful accounts	671	648
Merchandise trust fund	(8,612)	(4,026)
Prepaid expenses	671	855
Other current assets	(110)	(40)
Other assets	197	125
Accounts payable and accrued and other liabilities	(2,510)	2,669
Deferred selling and obtaining costs	(3,279)	(3,309)
Deferred cemetery revenue	16,319	13,563
Deferred taxes (net)	(880)	(572)
Merchandise liability	(739)	379

Net cash provided by operating activities	638	4,030

Investing activities:
Cash paid for cemetery property	(706)	(415)
Purchase of subsidiaries	(1,700)	(14,015)
Cash paid for property and equipment	(1,759)	(388)

Net cash used in investing activities	(4,165)	(14,818)

Financing activities:
Cash distribution	(9,293)	(7,653)
Additional borrowings on long-term debt	4,300	18,200
Repayments of long-term debt	(73,317)	(157)
Proceeds from public offerings	103,564	—
Proceeds from general partner contribution	2,242	68
Financing fees paid for early extinguishment of debt	(4,010)	—
Cost of financing activities	—	(69)

Net cash provided by financing activities	23,486	10,389

Net increase (decrease) in cash and cash equivalents	19,959	(399)
Cash and cash equivalents - Beginning of period	7,535	13,479

Cash and cash equivalents - End of period	$27,494	$13,080

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,472	$3,177
Cash paid during the period for income taxes	$87	$280

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

1.	NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

StoneMor Partners L.P. (“StoneMor”, the “Company” or the “Partnership”) is a provider of funeral and cemetery products and services in the death care industry in the United States. Through its subsidiaries, StoneMor offers a complete range of funeral merchandise and services, along with cemetery property, merchandise and services, both at the time of need and on a pre-need basis. As of March 31, 2011, the Partnership operated 260 cemeteries, 239 of which are owned, in 25 states and Puerto Rico and owned and operated 58 funeral homes in 17 states and Puerto Rico.

Basis of Presentation

The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All interim financial data is unaudited. However, in the opinion of management, the interim financial data as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim period. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for a full year. The December 31, 2010 condensed consolidated balance sheet data was derived from audited financial statements in the Company’s 2010 Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America, which are presented in the Company’s 2010 Form 10-K.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of each of the Company’s subsidiaries. These statements also include the accounts of the merchandise and perpetual care trusts in which the Company has a variable interest and is the primary beneficiary. The operations of 15 of the 21 managed cemeteries that the Company operates under long-term operating or management contracts are also consolidated. There are 6 cemeteries that the Company began operating under long-term operating agreements that did not qualify as acquisitions for accounting purposes. The Company has consolidated the existing merchandise and perpetual care trusts related to these cemeteries as variable interest entities as the Company controls and benefits from the operations of the trusts. The results of operations of these 6 cemeteries are included in our results of operations from the date the Company began operating the properties.

Total revenues derived from the cemeteries under long-term operating or management contracts totaled approximately $8.2 million for the three months ended March 31, 2011, as compared to $6.8 million during the same period last year.

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

2.	LONG-TERM ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

Long-term accounts receivable, net, consist of the following:

	As of
	March 31, 2011	December 31, 2010
	(in thousands)

Customer receivables	$139,341	$135,783
Unearned finance income	(15,115)	(14,488)
Allowance for contract cancellations	(16,502)	(15,832)

	107,724	105,463
Less: current portion, net of allowance	45,975	45,149

Long-term portion, net of allowance	$61,749	$60,314

Activity in the allowance for contract cancellations is as follows:

	For the three months ended March 31,
	2011	2010
	(in thousands)

Balance - Beginning of period	$15,832	$13,350
Provision for cancellations	4,250	3,149
Charge-offs - net	(3,580)	(2,500)

Balance - End of period	$16,502	$13,999

3.	CEMETERY PROPERTY

Cemetery property consists of the following:

	As of
	March 31, 2011	December 31, 2010
	(in thousands)

Developed land	$62,862	$61,849
Undeveloped land	159,272	159,386
Mausoleum crypts and lawn crypts	64,570	62,225

Total	$286,704	$283,460

4.	PROPERTY AND EQUIPMENT

Major classes of property and equipment follow:

	As of
	March 31, 2011	December 31, 2010
	(in thousands)

Building and improvements	$65,910	$67,247
Furniture and equipment	33,465	31,947

	99,375	99,194
Less: accumulated depreciation	(34,343)	(32,945)

Property and equipment - net	$65,032	$66,249

Depreciation expense was $1.4 million and $1.1 million during the three months ended March 31, 2011, and 2010, respectively.

5.	MERCHANDISE TRUSTS

At March 31, 2011, the Company’s merchandise trusts consisted of the following types of assets:

•	Money Market Funds that invest in low risk short term securities;

•	Publicly traded mutual funds that invest in underlying debt securities;

•	Publicly traded mutual funds that invest in underlying equity securities;

•	Equity investments that are currently paying dividends or distributions. These investments include Real Estate Investment Trusts (“REIT’s”); Master Limited Partnerships and global equity securities;

•	Fixed maturity debt securities issued by various corporate entities;

•	Fixed maturity debt securities issued by the U.S. Government and U.S. Government agencies; and

•	Fixed maturity debt securities issued by U.S. states and local government agencies.

All of these investments are classified as Available for Sale as defined by the Investments in Debt and Equity topic of the Accounting Standards Codification (ASC). Accordingly, all of the assets are carried at fair value. All of these investments are considered to be either Level 1 or Level 2 assets as defined by the Fair Value Measurements and Disclosures topic of the ASC. At March 31, 2011, approximately 92.6% of these assets were Level 1 investments while approximately 7.4% were Level 2 assets. There were no Level 3 assets. Other invested assets held in the trust at March 31, 2011 and December 31, 2010 include $6.6 million and $6.4 million, respectively, of assets that are managed and held by the state of West Virginia as required by law.

The merchandise trusts are variable interest entities for which the Company is the primary beneficiary. The assets held in the merchandise trusts are required to be used to purchase the merchandise to which they relate. If the value of these assets falls below the cost of purchasing such merchandise, the Company would be required to fund this shortfall.

The cost and market value associated with the assets held in merchandise trusts at March 31, 2011 and December 31, 2010 were as follows:

As of March 31, 2011	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)

Short-term investments	$27,984	$—	$—	$27,984
Fixed maturities:
U.S. Government and federal agency	—	—	—	—
U.S. State and local government agency	23	—	—	23
Corporate debt securities	10,050	58	(75)	10,033
Other debt securities	2,461	—	—	2,461

Total fixed maturities	12,534	58	(75)	12,517

Mutual funds - debt securities	67,184	2,275	(493)	68,966
Mutual funds - equity securities	128,823	6,726	(2,576)	132,973

Equity securities	72,183	6,444	(1,058)	77,569
Other invested assets	13,210	—	(1,280)	11,930

Total	$321,918	$15,503	$(5,482)	$331,939

As of December 31, 2010	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)

Short-term investments	$40,723	$—	$—	$40,723
Fixed maturities:
U.S. Government and federal agency	—	—	—	—
U.S. State and local government agency	23	—	—	23
Corporate debt securities	9,973	119	(152)	9,940
Other debt securities	1,503	35	—	1,538

Total fixed maturities	11,499	154	(152)	11,501

Mutual funds - debt securities	49,717	3,087	(286)	52,518
Mutual funds - equity securities	124,177	6,444	(3,956)	126,665

Equity securities	69,462	6,708	(909)	75,261
Other invested assets	11,433	217	—	11,650

Total	$307,011	$16,610	$(5,303)	$318,318

The contractual maturities of debt securities as of March 31, 2011 and December 31, 2010 are as follows:

As of March 31, 2011	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
	(in thousands)

U.S. Government and federal agency	$—	$—	$—	$—
U.S. State and local government agency	23	—	—	—
Corporate debt securities	—	8,652	1,381	—
Other debt securities	2,461	—	—	—

Total fixed maturities	$2,484	$8,652	$1,381	$—

As of December 31, 2010	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
	(in thousands)

U.S. Government and federal agency	$—	$—	$—	$—
U.S. State and local government agency	—	23	—	—
Corporate debt securities	85	2,887	6,064	904
Other debt securities	1,538	—	—	—

Total fixed maturities	$1,623	$2,910	$6,064	$904

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at March 31, 2011 and December 31, 2010 is presented below:

	Less than 12 months		12 Months or more		Total
As of March 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)

Fixed maturities:
U.S. Government and federal agency	$—	$—	$—	$—	$—	$—
U.S. State and local government agency	—	—	—	—	—	—
Corporate debt securities	6,148	51	199	24	6,347	75
Other debt securities	—	—	—	—	—	—

Total fixed maturities	6,148	51	199	24	6,347	75

Mutual funds - debt securities	32,627	238	1,967	255	34,594	493
Mutual funds - equity securities	—	—	57,916	2,576	57,916	2,576

Equity securities	7,790	384	6,369	674	14,159	1,058
Other invested assets	762	1,280	—	—	762	1,280

Total	$47,327	$1,953	$66,451	$3,529	$113,778	$5,482

	Less than 12 months		12 Months or more		Total
As of December 31, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)

Fixed maturities:
U.S. Government and federal agency	$—	$—	$—	$—	$—	$—
U.S. State and local government agency	—	—	—	—	—	—
Corporate debt securities	4,887	95	813	57	5,700	152
Other debt securities	—	—	—	—	—	—

Total fixed maturities	4,887	95	813	57	5,700	152

Mutual funds - debt securities	1,619	11	2,331	275	3,950	286
Mutual funds - equity securities	364	48	56,316	3,908	56,680	3,956

Equity securities	5,227	129	7,817	780	13,044	909

Total	$12,097	$283	$67,277	$5,020	$79,374	$5,303

A reconciliation of the Company’s merchandise trust activities for the three months ended March 31, 2011 is presented below:

Three months ended March 31, 2011
Fair Value @ 12/31/2010	Contributions	Distributions	Interest/ Dividends	Capital Gain Distributions	Realized Gain/ Loss	Taxes	Fees	Unrealized Change in Fair Value	Fair Value @ 3/31/2011
(in thousands)
$318,318	15,110	(7,079)	1,370	15	5,998	(4)	(503)	(1,286)	$331,939

The Company made net deposits into the trusts of approximately $8.0 million during the three months ended March 31, 2011. During the three months ended March 31, 2011, purchases and sales of securities available for sale included in trust investments were approximately $144.1 million and $136.7 million, respectively. Contributions included $0.9 million of assets that were acquired through acquisitions during the three months ended March 31, 2011.

Other-than-temporary Impairments of Trust Assets

During the three months ended March 31, 2011, the Company determined that there were no other than temporary impairments to the investment portfolio in the Merchandise Trusts due to credit losses.

During the three months ended March 31, 2010, the Company determined that there was a single security, with an aggregate cost basis of approximately $0.3 million, an aggregate fair value of less than $0.1 million and a resulting impairment of value of approximately $0.2 million, wherein such impairments were considered to be other-than-temporary. Accordingly, the Company adjusted the cost basis of this asset to its current value and offset this change against deferred revenue. This reduction in deferred revenue will be reflected in earnings in future periods as the underlying merchandise is delivered or the underlying service is performed.

6.	PERPETUAL CARE TRUSTS

At March 31, 2011, the Company’s perpetual care trusts consisted of the following types of assets:

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

All of these investments are classified as Available for Sale as defined by the Investments in Debt and Equity topic of the ASC. Accordingly, all of the assets are carried at fair value. All of these investments are considered to be either Level 1 or Level 2 assets as defined by the Fair Value Measurements and Disclosures topic of the ASC. At March 31, 2011, approximately 90.6% of these assets were Level 1 investments while approximately 9.4% were Level 2 assets. There were no Level 3 assets.

The cost and market value associated with the assets held in perpetual care trusts at March 31, 2011 and December 31, 2010 were as follows:

As of March 31, 2011	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)

Short-term investments	$16,353	$—	$—	$16,353
Fixed maturities:
U.S. Government and federal agency	515	93	—	608
U.S. State and local government agency	67	81	—	148
Corporate debt securities	22,696	490	(114)	23,072
Other debt securities	371	—	—	371

Total fixed maturities	23,649	664	(114)	24,199

Mutual funds - debt securities	58,785	4,020	(557)	62,248
Mutual funds - equity securities	94,395	7,055	(1,478)	99,972

Equity Securities	44,097	9,631	(92)	53,636
Other invested assets	633	126	(140)	619

Total	$237,912	$21,496	$(2,381)	$257,027

As of December 31, 2010	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)

Short-term investments	$20,583	$—	$—	$20,583
Fixed maturities:
U.S. Government and federal agency	515	85	—	600
U.S. State and local government agency	67	81	—	148
Corporate debt securities	22,047	879	(234)	22,692
Other debt securities	509	—	(1)	508

Total fixed maturities	23,138	1,045	(235)	23,948

Mutual funds - debt securities	52,809	2,865	(525)	55,149
Mutual funds - equity securities	88,871	5,787	(2,878)	91,780

Equity Securities	48,054	9,379	(181)	57,252
Other invested assets	887	91	—	978

Total	$234,342	$19,167	$(3,819)	$249,690

The contractual maturities of debt securities as of March 31, 2011 and December 31, 2010 were as follows:

As of March 31, 2011	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
	(in thousands)

U.S. Government and federal agency	$102	$389	$117	$—
U.S. State and local government agency	148	—	—	—
Corporate debt securities	76	19,236	3,760	—
Other debt securities	371	—	—	—

Total fixed maturities	$697	$19,625	$3,877	$—

As of December 31, 2010	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
	(in thousands)

U.S. Government and federal agency	$103	$381	$116	$—
U.S. State and local government agency	148	—	—	—
Corporate debt securities	292	6,377	14,667	1,356
Other debt securities	508	—	—	—

Total fixed maturities	$1,051	$6,758	$14,783	$1,356

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at March 31, 2011 and December 31, 2010 held in perpetual care trusts is presented below:

	Less than 12 months		12 Months or more		Total
As of March 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)

Fixed maturities:
U.S. Government and federal agency	$—	$—	$—	$—	$—	$—
U.S. State and local government agency	—	—	—	—	—	—
Corporate debt securities	12,632	111	219	3	12,851	114
Other debt securities	—	—	—	—	—	—

Total fixed maturities	12,632	111	219	3	12,851	114

Mutual funds - debt securities	1,360	164	2,707	393	4,067	557
Mutual funds - equity securities	—	—	46,586	1,478	46,586	1,478

Equity securities	1,449	73	1,869	19	3,318	92
Other invested assets	—	—	412	140	412	140

Total	$15,441	$348	$51,793	$2,033	$67,234	$2,381

	Less than 12 months		12 Months or more		Total
As of December 31, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)

Fixed maturities:
U.S. Government and federal agency	$—	$—	$—	$—	$—	$—
U.S. State and local government agency	—	—	—	—	—	—
Corporate debt securities	9,195	145	1,196	89	10,391	234
Other debt securities	137	1	—	—	137	1

Total fixed maturities	9,332	146	1,196	89	10,528	235

Mutual funds - debt securities	1,444	127	2,702	398	4,146	525
Mutual funds - equity securities	—	—	45,268	2,878	45,268	2,878

Equity securities	1,695	107	3,102	74	4,797	181

Total	$12,471	$380	$52,268	$3,439	$64,739	$3,819

A reconciliation of the Company’s perpetual care trust activities for the three months ended March 31, 2011 is presented below:

Three months ended March 31, 2011
Fair Value @ 12/31/2010	Contributions	Distributions	Interest/ Dividends	Capital Gain Distributions	Realized Gain/ Loss	Taxes	Fees	Unrealized Change in Fair Value	Fair Value @ 3/31/2011
(in thousands)
$249,690	1,168	(2,383)	3,825	—	1,482	(109)	(413)	3,767	$257,027

The Company made net withdrawals out of the trusts of approximately $1.2 million during the three months ended March 31, 2011. During the three months ended March 31, 2011, purchases and sales of securities available for sale included in trust investments were approximately $53.7 million and $52.1 million, respectively. Contributions included $0.3 million of assets that were acquired through acquisitions during the three months ended March 31, 2011.

Other-than-temporary Impairments of Trust Assets

During the three months ended March 31, 2011 and 2010, the Company determined that there were no other than temporary impairments to the investment portfolio in the Perpetual Care Trusts due to credit losses.

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

The Interest Rate Swaps did not qualify for hedge accounting. Accordingly, the fair value of the Interest Rate Swaps were reported on the Company’s balance sheet and periodic changes in the fair value of the Interest Rate Swaps were recorded in earnings. At March 31, 2010, the Company recorded a liability (the “Fair value of interest rate swaps”) of approximately $1.0 million, which represented the fair value of the Interest Rate Swaps at March 31, 2010. The fair value of the Interest Rate Swaps’ liability had been approximately $2.7 million at December 31, 2009. Accordingly, the Company recorded a gain on the fair value of interest rate swaps of approximately $1.7 million during the three months ended March 31, 2010. The Interest Rate Swaps were terminated in October of 2010.

8.	LONG-TERM DEBT

The Company had the following outstanding debt:

	As of
	March 31, 2011	December 31, 2010
	(in thousands)

Insurance premium financing	$67	$215
Vehicle Financing	1,331	1,365
Acquisition Credit Facility, due September 2012 (interest rate-Libor + 4.25%)	—	15,000
Revolving Credit Facility, due September 2012 (interest rate-Libor + 3.25%)	—	18,500
Note payable - Greenlawn Acquisition	1,400	1,400
Note Payable - Nelms acquisition (net of discount)	938	866
Note Payable - Acquisition non-competes	1,623	1,646
10.25% senior notes, due 2017	150,000	150,000
Class B Senior secured notes, due 2012 (interest rate-12.50%)	—	17,500
Class C Senior secured notes, due 2012 (interest rate-12.50%)	—	17,500

Total	155,359	223,992
Less current portion	1,258	1,386
Less unamortized bond discount	3,506	3,598

Long-term portion	$150,595	$219,008

This note includes a summary of material terms of the Company’s senior notes, senior secured notes and credit facilities. For a more detailed description of the Company’s long-term debt agreements, see the Company’s 2010 Form 10-K.

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

Indenture

On November 24, 2009, the Issuers, the Company, and the other Note Guarantors entered into an indenture (the “Indenture”), among the Issuers, the Company, the other Note Guarantors and Wilmington Trust FSB, as trustee (the “Trustee”) governing the Senior Notes.

The Issuers pay 10.25% interest per annum on the principal amount of the Senior Notes, payable in cash semi-annually in arrears on June 1 and December 1 of each year, starting on June 1, 2010. The Senior Notes mature on December 1, 2017.

The Indenture requires the Company, the Issuers and/or the Note Guarantors, as applicable, to comply with various covenants including, but not limited to, covenants that, subject to certain exceptions, limit the Company’s and its subsidiaries’ ability to (i) incur additional indebtedness; (ii) make certain dividends, distributions, redemptions or investments; (iii) enter into certain transactions with affiliates; (iv) create, incur, assume or permit to exist certain liens against their assets; (v) make certain sales of their assets; and (vi) engage in certain mergers, consolidations or sales of all or substantially all of their assets. The Indenture also contains various affirmative covenants regarding, among other things, delivery of certain reports filed with the SEC and materials required pursuant to Rule 144A under the Securities Act to holders of the Senior Notes and joinder of future subsidiaries as Note Guarantors under the Indenture. The Company was in compliance with all financial covenants at March 31, 2011.

Note Purchase Agreement

On August 15, 2007, the Company entered into, along with the General Partner and certain of the Company’s subsidiaries, (collectively, the “Note Issuers”) the Amended and Restated Note Purchase Agreement (the “NPA”) with Prudential Investment Management Inc., The Prudential Insurance Company of America, Prudential Retirement Insurance and Annuity Company, certain Affiliates of Prudential Investment Management Inc., iStar Financial Inc., SFT I, Inc., and certain Affiliates of iStar Financial Inc. (collectively, the “Note Purchasers”). The NPA was amended seven times prior to January 28, 2011 to amend borrowing levels, interest rates and covenants. Capitalized terms which are not defined in the following description shall have the same meaning assigned to such terms in the NPA, as amended.

On January 28, 2011, and in connection with the Company’s February 2011 follow on public offering of common units, the Company entered into the Eighth Amendment to the Amended and Restated Credit Agreement. This amendment included the Lenders’ consent to the use of a portion of the proceeds from the public offering of common units to redeem in full the outstanding $17.5 million of 12.5% Series B and $17.5 million of 12.5% Series C Senior secured notes due August 2012 and to pay an aggregate make-whole premium of $4.0 million related thereto, which represented the Company’s final obligations outstanding under the Note Purchase Agreement. The make-whole premium has been classified as early extinguishment of debt on the unaudited condensed consolidated statement of operations.

Acquisition Credit Facility and Revolving Credit Facility

On August 15, 2007, the Company, the General Partner, and the Operating Company and various subsidiaries of the Operating Company (collectively, the “Borrowers”), entered into the Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. (“Bank of America”), other lenders, and BAS (collectively, the “Lenders”). The Credit Agreement provides for both an acquisition credit facility (the “Acquisition Credit Facility”) and a revolving credit facility (the “Revolving Credit Facility”). The Credit Agreement was amended seven times prior to January 28, 2011. The current terms of the agreement are set forth below. Capitalized terms which are not defined in the following description shall have the same meaning assigned to such terms in the Credit Agreement, as amended.

On January 28, 2011, and in consideration of the Company’s February 2011 follow on public offering of common units, the Company entered into the Eighth Amendment to its Amended and Restated Credit Agreement. Pursuant to the Eighth Amendment to the Credit Agreement, the Maturity Date has been extended from August 15, 2012 to January 29, 2016 and the applicable margins for each of: (i) Eurodollar Rate Loans and Letter of Credit Fees and (ii) Base Rate Loans are reduced by 50 basis points, resulting in Pricing Level 3 of the Applicable Rate (the currently applicable pricing level) of 3.75% and 2.75%, respectively.

In addition, the Company’s maximum Consolidated Leverage Ratio shall be 3.65 to 1.0 for Measurement Periods ending after December 31, 2010, and the Company will not be permitted to have Maintenance Capital Expenditures, as defined in the agreement, for any Measurement Period ending in 2011, 2012 and 2013 exceeding $4.6 million, $5.2 million and $5.8 million, respectively.

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

The agreements governing the Revolving Credit Facility and the Acquisition Credit Facility contain restrictive covenants that, among other things, prohibit distributions upon defined events of default, restrict investments and sales of assets and require the Company to maintain certain financial covenants, including specified financial ratios. A material decrease in sales could cause the Company to breach certain of its financial covenants, such as the leverage ratio and the interest coverage ratio, under the Company’s Credit Agreement, as amended. Any such breach could allow the lenders to accelerate (or create cross-default under) the Company’s debt which would have a material adverse effect on the Company’s business, financial condition or results of operations. As of March 31, 2011, the Company was in compliance with all applicable financial covenants.

On April 29, 2011, the Company entered into the Second Amended and Restated Credit Agreement (the “New Credit Agreement”) among the Operating Company as the Borrower, each of the subsidiaries of the Operating Company as additional Borrowers, the General Partner and the Company as Guarantors, the Lenders identified therein, and Bank of America, as Administrative Agent, Swing Line Lender and L/C Issuer. The terms of the New Credit Agreement are substantially the same as the terms of the prior agreement. The primary purpose of entering into the New Credit Agreement was to consolidate the amendments to the prior agreement and to update outdated references.

9.	INCOME TAXES

As of March 31, 2011, the Company’s taxable corporate subsidiaries had a federal net operating loss carryover of approximately $124.9 million, which will begin to expire in 2019 and $170.4 million in state net operating losses which begin to expire this year.

The Partnership is not a taxable entity for federal and state income tax purposes; rather, the Partnership’s tax attributes (except those of its corporate subsidiaries) are to be included in the individual tax returns of its partners. Neither the Partnership’s financial reporting income, nor the cash distributions to unit-holders, can be used as a substitute for the detailed tax calculations that the Partnership must perform annually for its partners. Net income from the Partnership is not treated as “passive income” for federal income tax purposes. As a result, partners subject to the passive activity loss rules are not permitted to offset income from the Partnership with passive losses from other sources.

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

The provision for income taxes for the three months ended March 31, 2011 and 2010 is based upon the estimated annual effective tax rates expected to be applicable to the Company for 2010 and 2009, respectively.

The Company is not currently under examination by any state jurisdictions. The federal statute of limitations and certain state statutes of limitations are open from 2007 forward. Management believes that the accrual for tax liabilities is adequate for all open years. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. On the basis of present information, it is the opinion of the Company’s management that there are no pending assessments that will result in a material adverse effect on the Company’s unaudited condensed consolidated financial statements over the next twelve months.

The Company recognizes any interest accrued related to unrecognized tax benefits in interest expense and any penalties in operating expenses. The Company has not recorded any material interest or penalties during the three months ended March 31, 2011 or 2010.

10.	DEFERRED CEMETERY REVENUES, NET

At March 31, 2011 and December 31, 2010, deferred cemetery revenues, net, consisted of the following:

	As of
	March 31, 2011	December 31, 2010
	(in thousands)

Deferred cemetery revenue	$280,072	$266,754
Deferred merchandise trust revenue	41,717	30,937
Deferred merchandise trust unrealized gains	10,021	11,307
Deferred pre-acquisition margin	117,339	117,309
Deferred cost of goods sold	(39,662)	(37,904)

Deferred cemetery revenues, net	$409,487	$388,403

Deferred selling and obtaining costs	$62,701	$59,422

Deferred selling and obtaining costs are carried as an asset on the unaudited condensed consolidated balance sheet in accordance with the Financial Services – Insurance topic of the ASC.

11.	COMMITMENTS AND CONTINGENCIES

Legal

The Company is party to legal proceedings in the ordinary course of its business but does not expect the outcome of any proceedings, individually or in the aggregate, to have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Leases

At March 31, 2011, the Company was committed to operating lease payments for premises, automobiles and office equipment under various operating leases with initial terms ranging from one to five years and options to renew at varying terms. Expenses under operating leases were $0.6 million for the three months ended March 31, 2011 and $0.5 million for the three months ended 2010.

At March 31, 2011, operating leases will result in future payments in the following approximate amounts:

(in thousands)
2012	1,612
2013	1,463
2014	915
2015	655
2016	647
Thereafter	1,868

Total	$7,160

12.	PARTNERS’ CAPITAL

Unit-Based Compensation

The Company has issued to certain key employees and management unit-based compensation in the form of unit appreciation rights and phantom partnership units. Each of these awards qualifies as an equity award.

Compensation expense recognized related to unit appreciation rights and restricted phantom unit awards for the three months ended March 31, 2011 and 2010 are summarized in the table below:

	Three months ended March 31,
	2011	2010
	(in thousands)

Unit appreciation rights	$119	$121
Restricted phantom units	70	54

Total unit-based compensation expense	$189	$175

As of March 31, 2011, there was approximately $1.3 million in non-vested unit appreciation rights outstanding. These unit appreciation rights will be expensed over the next 3 years.

On February 9, 2011, the Company completed a follow on public offering of 3,756,155 common units, including an option to purchase up to 731,155 common units to cover over-allotments which was exercised in full by the underwriters, at a price of $29.25 per unit, representing a 19.4% interest in the Company. Total gross proceeds from these transactions were approximately $109.9 million, before offering costs and underwriting discounts. Net proceeds of the offering, including the related capital contribution of the General Partner, after deducting underwriting discounts and offering expenses, were approximately $105.8 million. As part of this transaction, selling unitholders also sold 1,849,366 common units. The Company did not receive any of the proceeds generated by the sale of any units held by the selling unitholders.

13.	ACQUISITIONS

First Quarter 2011 acquisition

On January 5, 2011, the Operating Company, StoneMor North Carolina LLC, a North Carolina limited liability company and StoneMor North Carolina Subsidiary LLC, a North Carolina limited liability company, each a wholly-owned subsidiary of the Company (collectively the “Buyer”), entered into an Asset Purchase and Sale Agreement (the “1st Quarter Purchase Agreement”) with Heritage Family Services, Inc., a North Carolina corporation and an individual (collectively the “Seller”).

Pursuant to the 1st Quarter Purchase Agreement, the Buyer acquired three cemeteries in North Carolina, including certain related assets, and assumed certain related liabilities. In consideration for the transfer, the Buyer paid the Seller $1.7 million in cash.

The table below reflects the Company’s preliminary assessment of the fair value of net assets acquired, the purchase price and the resulting goodwill that was made in the first quarter of the year. These amounts will be retrospectively adjusted as additional information is received.

As of March 31, 2011
Preliminary Assessment
(in thousands)
Assets:
Accounts receivable (net)	$97
Cemetery property	1,710
Merchandise trusts, restricted, at fair value	880
Perpetual care trusts, restricted, at fair value	344
Property and equipment	332
Other assets	100

Total assets	3,463

Liabilities
Deferred margin	795
Merchandise liabilities	734
Perpetual care trust corpus	344

Total liabilities	1,873

Fair value of net assets acquired	1,590

Consideration paid	1,700

Goodwill from purchase	$110

The results of operations related to this acquisition are not material to the unaudited condensed consolidated financial statements taken as a whole.

First Quarter 2010 acquisition

On March 30, 2010, the Operating Company, StoneMor Michigan LLC, a Michigan limited liability company (“Buyer LLC”) and StoneMor Michigan Subsidiary LLC, a Michigan limited liability company (“Buyer NQ Sub” and individually and collectively with StoneMor LLC and Buyer LLC, “Buyer”), each a wholly-owned subsidiary of StoneMor Partners L.P. (the “Company”), entered into an Asset Purchase and Sale Agreement (the “Purchase Agreement”) with SCI Funeral Services, LLC, an Iowa limited liability company (“Parent”), SCI Michigan Funeral Services, Inc., a Michigan corporation (“SCI Michigan”, and together with Parent, “SCI”), Hillcrest Memorial Company, a Delaware corporation (“Hillcrest”), Christian Memorial Cultural Center, Inc., a Michigan corporation (“Christian”), Sunrise Memorial Gardens Cemetery, Inc., a Michigan corporation (“Sunrise”), and Flint Memorial Park Association, a Michigan corporation (“Flint” and individually and collectively with Sunrise, Hillcrest and Christian, “Seller”).

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

In the fourth quarter of 2010, the Company obtained additional information regarding the fair value of the net assets acquired in the Purchase Agreement. This change to the provisional purchase price allocation resulted in a recast of amounts originally reported on Form 10-Q for the first quarter of 2010. The table below reflects the Company’s final assessment of these fair values and all amounts have been retrospectively adjusted.

Final Assessment
(in thousands)
Assets:
Cemetery property	$33,761
Accounts receivable (net)	2,651
Merchandise trusts, restricted, at fair value	48,027
Perpetual care trusts, restricted, at fair value	15,084
Property and equipment	5,768

Total assets	105,291

Liabilities

Deferred margin	31,094
Merchandise liabilities	30,126
Deferred income tax liability, net	7,879
Perpetual care trust corpus	15,084

Total liabilities	84,183

Fair value of net assets acquired	21,108

Consideration paid	14,015

Gain on bargain purchase	$7,093

If this acquisition had been consummated on January 1, 2010, on a pro forma basis, for the three months ended March 31, 2010, consolidated revenues would have been $42.2 million, consolidated net income would have been $5.8 million and consolidated net income per unit (basic and diluted) would not have changed.

The accounting for other acquisitions made in 2010 have still not been finalized and are subject to adjustment during 2011.

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

Segment information is as follows:

As of and for the three months ended March 31, 2011

	Cemeteries			Funeral Homes
	Southeast	Northeast	West		Corporate	Adjustment	Total
	(in thousands)
Revenues
Sales	$18,743	$7,969	$10,091	$—	$2	$(12,277)	$24,528
Service and other	8,360	5,962	8,815	—	—	(5,766)	17,371
Funeral home	—	—	—	7,480	—	(148)	7,332

Total revenues	27,103	13,931	18,906	7,480	2	(18,191)	49,231

Costs and expenses
Cost of sales	3,718	1,600	1,554	—	—	(1,879)	4,993
Cemetery	4,951	3,070	4,065	—	—	—	12,086
Selling	6,416	2,818	2,931	—	583	(3,204)	9,544
General and administrative	2,976	1,527	1,927	—	(3)	—	6,427
Corporate overhead	—	—	—	—	5,958	—	5,958
Depreciation and amortization	331	214	509	397	995	—	2,446
Funeral home	—	—	—	5,309	—	—	5,309
Acquisition related costs	—	—	—	—	933	—	933

Total costs and expenses	18,392	9,229	10,986	5,706	8,466	(5,083)	47,696

Operating profit	$8,711	$4,702	$7,920	$1,774	$(8,464)	$(13,108)	$1,535

Total assets	$429,203	$290,432	$366,253	$62,309	$45,290	$—	$1,193,487

Amortization of cemetery property	$753	$549	$179	$—	$—	$(98)	$1,383

Long lived asset additions	$2,188	$926	$419	$67	$112	$—	$3,712

Goodwill	$110	$—	$—	$19,851	$—	$—	$19,961

As of and for the three months ended March 31, 2010:

	Cemeteries			Funeral Homes
	Southeast	Northeast	West		Corporate	Adjustment	Total
	(in thousands)
Revenues
Sales	$18,656	$7,953	$6,893	$—	$—	$(13,330)	$20,172
Service and other	7,419	5,616	3,501	—	15	(1,931)	14,620
Funeral home	—	—	—	6,040	—	(162)	5,878

Total revenues	26,075	13,569	10,394	6,040	15	(15,423)	40,670

Costs and expenses
Cost of sales	3,771	1,582	1,011	—	5	(1,969)	4,400
Cemetery	4,292	2,845	2,110	—	—	—	9,247
Selling	6,161	2,606	2,068	—	61	(3,280)	7,616
General and administrative	2,827	1,505	1,262	—	4	—	5,598
Corporate overhead	—	—	—	—	5,089	—	5,089
Depreciation and amortization	364	190	123	279	854	—	1,810
Funeral home	—	—	—	4,441	—	(10)	4,431
Acquisition related costs	—	—	—	—	990	—	990

Total costs and expenses	17,415	8,728	6,574	4,720	7,003	(5,259)	39,181

Operating profit	$8,660	$4,841	$3,820	$1,320	$(6,988)	$(10,164)	$1,489

Total assets	$385,783	$261,467	$274,823	$34,935	$31,311	$—	$988,319

Amortization of cemetery property	$791	$511	$119	$—	$—	$(177)	$1,244

Long lived asset additions	$92	$31	$27,751	$49	$62	$—	$27,985

Goodwill	$—	$—	$—	$480	$—	$—	$480

Results of individual business units are presented based on our management accounting practices and management structure. There is no comprehensive, authoritative body of guidance for management accounting equivalent to accounting principles generally accepted in the United States of America; therefore, the financial results of individual business units are not necessarily comparable with similar information for any other company. The management accounting process uses assumptions and allocations to measure performance of the business units. Methodologies are refined from time to time as management accounting practices are enhanced and businesses change. Revenues and associated expenses are not deferred in accordance with SAB No. 104 therefore, the deferral of these revenues and expenses is provided in the adjustment column to reconcile the Company’s managerial financial statements to those prepared in accordance with GAAP. Pre-need sales revenues included within the sales category consist primarily of the sale of burial lots, burial vaults, mausoleum crypts, grave markers and memorials, and caskets. Management accounting practices included in the Southeast, Northeast, and Western Regions reflect these pre-need sales when contracts are signed by the customer and accepted by the Company. Pre-need sales reflected in the unaudited condensed consolidated financial statements, prepared in accordance with GAAP, recognize revenues for the sale of burial lots and mausoleum crypts when the product is constructed and at least 10% of the sales price is collected. With respect to the other products, the unaudited condensed consolidated financial statements prepared under GAAP recognize sales revenues when the criteria for delivery under SAB No. 104 are met. These criteria include, among other things, purchase of the product, delivery and installation of the product in the ground, and transfer of title to the customer. In each case, costs are accrued in connection with the recognition of revenues; therefore, the unaudited condensed consolidated financial statements reflect Deferred Cemetery Revenue, Net and Deferred Selling and Obtaining Costs on the balance sheet, whereas the Company’s management accounting practices exclude these items.

15.	FAIR VALUE MEASUREMENTS

The Fair Value Measurements and Disclosures topic of the ASC defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. This topic also establishes a fair value hierarchy that gives the highest priority to observable inputs and the lowest priority to unobservable inputs. The three levels of the fair value hierarchy defined by this topic are described below.

Level 1: Quoted market prices available in active markets for identical assets or liabilities. The Company includes cash and cash equivalents, U.S. Government debt securities and publicly traded equity securities and mutual funds in its level 1 investments.

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

The following table allocates the Company’s assets and liabilities measured at fair value as of March 31, 2011 and December 31, 2010.

As of March 31, 2011:

Merchandise Trust

Description	Level 1	Level 2	Total
	(in thousands)

Assets

Short-term investments	$27,984	$—	$27,984

Fixed maturities:
U.S. government and federal agency	—	—	—
U.S. state and local government agency	—	23	23
Corporate debt securities	—	10,033	10,033
Other debt securities	—	2,461	2,461

Total fixed maturity investments	—	12,517	12,517

Mutual funds - debt securities	68,966	—	68,966
Mutual funds - equity securities - real estate sector	16,269	—	16,269
Mutual funds - equity securities - energy sector	29,849	—	29,849
Mutual funds - equity securities - MLP’s	20,805	—	20,805
Mutual funds - equity securities - other	66,050	—	66,050

Equity securities
Preferred REIT’s	16,951	—	16,951
Master limited partnerships	37,965	—	37,965
Global equity securities	22,653	—	22,653
Other invested assets	—	11,930	11,930

Total	$307,492	$24,447	$331,939

Perpetual Care Trust

Description	Level 1	Level 2	Total
	(in thousands)

Assets

Short-term investments	$16,353	$—	$16,353

Fixed maturities:
U.S. government and federal agency	608	—	608
U.S. state and local government agency	—	148	148
Corporate debt securities	—	23,072	23,072
Other debt securities	—	371	371

Total fixed maturity investments	608	23,591	24,199

Mutual funds - debt securities	62,248	—	62,248
Mutual funds - equity securities - real estate sector	13,721	—	13,721
Mutual funds - equity securities - energy sector	21,120	—	21,120
Mutual funds - equity securities - MLP’s	14,727	—	14,727
Mutual funds - equity securities - other	50,404	—	50,404

Equity securities
Preferred REIT’s	26,783	—	26,783
Master limited partnerships	26,084	—	26,084
Global equity securities	769	—	769
Other invested assets	—	619	619

Total	$232,817	$24,210	$257,027

As of December 31, 2010:

Merchandise Trust

Description	Level 1	Level 2	Total
	(in thousands)

Assets

Short-term investments	$40,723	$—	$40,723

Fixed maturities:
U.S. government and federal agency	—	—	—
U.S. state and local government agency	—	23	23
Corporate debt securities	—	9,940	9,940
Other debt securities	—	1,538	1,538

Total fixed maturity investments	—	11,501	11,501

Mutual funds - debt securities	52,518	—	52,518
Mutual funds - equity securities - real estate sector	12,761	—	12,761
Mutual funds - equity securities - energy sector	29,119	—	29,119
Mutual funds - equity securities - MLP's	20,077	—	20,077
Mutual funds - equity securities - other	64,708	—	64,708

Equity securities
Preferred REIT's	16,549	—	16,549
Master limited partnerships	36,520	—	36,520
Global equity securities	22,192	—	22,192
Other invested assets	—	11,650	11,650

Total	$295,167	$23,151	$318,318

Perpetual Care Trust

Description	Level 1	Level 2	Total
	(in thousands)

Assets

Short-term investments	$20,583	$—	$20,583

Fixed maturities:
U.S. government and federal agency	600	—	600
U.S. state and local government agency	—	148	148
Corporate debt securities	—	22,692	22,692
Other debt securities	—	508	508

Total fixed maturity investments	600	23,348	23,948

Mutual funds - debt securities	55,149	—	55,149
Mutual funds - equity securities - real estate sector	13,026	—	13,026
Mutual funds - equity securities - energy sector	21,340	—	21,340
Mutual funds - equity securities - MLP's	13,564	—	13,564
Mutual funds - equity securities - other	43,850	—	43,850

Equity securities
Preferred REIT's	31,050	—	31,050
Master limited partnerships	25,426	—	25,426
Global equity securities	776		776
Other invested assets	—	978	978

Total	$225,364	$24,326	$249,690

All level 2 assets are priced utilizing independent pricing services. There were no level 3 assets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, this Quarterly Report on Form 10-Q and our other reports filed with the SEC. We assume no obligation to update or revise any forward-looking statements made herein or any other forward-looking statements made by us, whether as a result of new information, future events or otherwise.

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

Cornerstone had been founded in 1999 by members of our management team and a private equity investment firm, which we refer to as McCown De Leeuw, in order to acquire a group of 123 cemetery properties and 4 funeral homes. Since that time, Cornerstone, succeeded by us, has acquired additional cemeteries and funeral homes, entered into long term cemetery operating agreements, built funeral homes, and sold cemeteries and funeral homes, resulting in the operation of 260 cemeteries and 58 funeral homes.

Capitalization

In September of 2004, we completed our initial public offering. Since that time, we have completed additional follow on public offerings and debt offerings.

On February 9, 2011, we completed a follow on public offering of 3,756,155 common units, including an option to purchase up to 731,155 common units to cover over-allotments which was exercised in full by the underwriters, at a price of $29.25 per unit, representing a 19.4% interest in us. Total gross proceeds from these transactions were approximately $109.9 million, before offering costs and underwriting discounts. Net proceeds of the offering, including the related capital contribution of our General Partner, after deducting underwriting discounts and offering expenses, were approximately $105.8 million. The proceeds were used to pay off $33.5 million of debt under our credit facilities and $35.0 million of debt outstanding on our Amended NPA Notes. As part of this transaction, selling unitholders also sold 1,849,366 common units. We did not receive any of the proceeds generated by the sale of any units held by the selling unitholders.

Overview

Cemetery Operations

We are currently the second largest owner and operator of cemeteries in the United States. As of March 31, 201, we operated 260 cemeteries in 25 states and Puerto Rico. We own 239 of these cemeteries, and we operate the remaining 21 under management or operating agreements with the nonprofit cemetery corporations that own the cemeteries. As a result of the agreements, other control arrangements and applicable accounting rules, we have treated 15 of these cemeteries as acquisitions for accounting purposes. There were three cemeteries to which we entered into a long-term operating agreement in the third quarter of 2010, and three cemeteries to which we entered into long-term operating agreements in 2009 that did not qualify as acquisitions for accounting purposes. The results of operations of these 6 cemeteries are included in our results of operations from the date we began operating the properties.

We sell cemetery products and services both at the time of death, which we refer to as at-need, and prior to the time of death, which we refer to as pre-need. Revenues from cemetery operations accounted for approximately 85.1% and 85.5% of our revenues during the three months ended March 31, 2011 and 2010, respectively.

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

Contracts related to pre-need installment sales are usually for a period not to exceed 60 months, with payments of principal and interest required. Pre-need sales contracts normally contain provisions for both principal and interest. For those contracts that do not bear a market rate of interest, we impute such interest based upon the prime rate plus 150 basis points, which resulted in a rate of 4.75% for the three months ended March 31, 2011 and 2010.

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

At-need Sales

Revenue on at-need merchandise sales is deferred until the time that such merchandise is delivered. The lag between the contract origination and delivery is normally minimal. At-need sales of products and services are generally required to be paid for in full at the time of sale. At that time, we will deposit amounts, as legally required, into our perpetual care trusts. We are not required to deposit any amounts into merchandise trusts for products or services that have already been delivered.

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

5. Acquisition related costs

Acquisition related costs which include legal fees and other third party costs incurred in acquisition related activities are expensed as incurred.

Funeral Home Operations

As of March 31, 2011, we owned and operated 58 funeral homes. These properties are located in seventeen states and Puerto Rico. Thirty one of our funeral homes are located on the grounds of cemeteries that we own.

We derive revenues at our funeral homes from the sale of funeral home merchandise, including caskets and related funeral merchandise, and services, including removal and preparation of remains, the use of our facilities for visitation, worship and performance of funeral services and transportation services. We sell these services and merchandise almost exclusively at the time of need utilizing salaried licensed funeral directors. Funeral home revenues accounted for approximately 14.9% and 14.5% of our revenues during the three months ended March 31, 2011 and 2010, respectively.

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

2011 Developments

Significant business developments for the three months ended March 31, 2011 include the following:

•

On January 5, 2011, we entered into an Asset Purchase and Sale Agreement with Heritage Family Services, Inc., a North Carolina Corporation and an individual. Pursuant to this agreement, we acquired three cemeteries in North Carolina, including certain related assets and liabilities. In consideration for the transfer we paid $1.7 million in cash.

•

On February 9, 2011, we completed a follow on public offering of 3,756,155 common units, including an option to purchase up to 731,155 common units to cover over-allotments which was exercised in full by the underwriters, at a price of $29.25 per unit, representing a 19.4% interest in us. Total gross proceeds from these transactions were approximately $109.9 million, before offering costs and underwriting discounts. Net proceeds of the offering, including the related capital contribution of the General Partner, after deducting underwriting discounts and offering expenses, were approximately $105.8 million. As part of this transaction, selling unitholders also sold 1,849,366 common units. We did not receive any of the proceeds generated by the sale of any units held by the selling unitholders.

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

As of March 31, 2011 and December 31, 2010, the market value of the assets in our merchandise trust exceeds its amortized cost by 3.1% and 3.7%, respectively and the market value of the assets in our perpetual care trust exceeds its amortized cost by 8.0% and 6.5%, respectively.

Further, we were able to raise capital via a follow on public offering of our common units, representing a limited partnership interest in us, in February of 2011 and September of 2010. In addition, as of March 31, 2011, the majority of our long-term debt consists of $150.0 million in Senior Notes which is due in 2017. We also have availability on our acquisition and revolving lines of credit of $65.0 million and $55.0 million, respectively.

The value of pre-need and at-need contracts written has not deteriorated and the aggregate values of contracts written were $56.9 million and $ 49.4 million for the three months ended March 31, 2011 and 2010, respectively. See Supplemental Data included in this Item 2 for further discussion.

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

The coverage ratio relates to the excess of the Profitability Measure less distributions made to partners over fixed charges. We believe that this ratio will be prospectively improved as fixed charges will be reduced due to the pay down of debt from proceeds from our February 2011 follow on public offering of common units. We do not believe we are currently in danger of defaulting on this debt covenant.

The leverage ratio relates to the ratio of consolidated debt to the Profitability Measure. This measure was significantly improved due to the pay down of debt using proceeds from our February 2011 follow on public offering of common units as well as the third quarter public offering of common units. Our leverage ratio is 2.2 at March 31, 2011 as opposed to a maximum allowed ratio of 3.65. We do not believe we are currently in danger of defaulting on this debt covenant.

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

Critical Accounting Policies and Estimates

The unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements required us to make estimates, judgments and assumptions that affected the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods (see Note 1 to the unaudited condensed consolidated financial statements). Our critical accounting policies are those that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgment. These critical accounting policies are discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2010 Form 10-K. There have been no significant changes to our critical accounting policies since the filing of our 2010 Form 10-K.

Results of Operations – Segments

Three Months Ended March 31, 2011 Compared to the Three Months ended March 31, 2010

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

We account for and analyze the results of operations for each of these segments on a basis of accounting that is different from generally accepted accounting principals in so much that we record revenues and related expenses based upon the value of contracts written rather than upon the delivery of merchandise and services. We reconcile these non-GAAP accounting results of operations to GAAP based amounts at the consolidated level. This reconciliation is included in Note 14 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

The method of accounting we utilize to analyze our segment results of operations provides for a production based view of our business. Accordingly, the ensuing segment discussion is on a basis of accounting that differs from generally accepted accounting principles. We believe that this method allows for a critical understanding of any economic value added during a given period of time.

Cemetery Operations – Southeast

The table below compares the results of operations for our Cemetery Operations – Southeast for the three months ended March 31, 2011 to the same period last year:

	Three months ended March 31,
	2011	2010	Change ($)	Change (%)
		(In thousands) (non-GAAP)

Total revenues	$27,103	$26,075	$1,028	3.9%
Total costs and expenses	18,392	17,415	977	5.6%

Operating profit	$8,711	$8,660	$51	0.6%

Revenues

Revenues for Cemetery Operations – Southeast were $27.1 million for the three months ended March 31, 2011, an increase of $1.0 million, or 3.9%, compared to $26.1 million during the same period last year.

The increase was related to an overall increase in the value of contracts written, with an increase of $0.6 million in the value of at-need contracts, offset by a decrease of $0.2 million in the value of pre-need contracts. In addition, we had an increase of $0.5 million in income from our trusts.

Total costs and expenses

Total costs and expenses for Cemetery Operations – Southeast were $18.4 million for the three months ended March 31, 2011, an increase of $1.0 million, or 5.6%, compared to $17.4 million during the same period last year.

The increase was primarily related to:

•	A $0.1 million decrease in cost of goods sold. This was attributable to the corresponding increase in the value of contracts written.

•	A $0.3 million increase in selling expenses. This was primarily attributable to an increase in advertising expenses.

•

A $0.7 million increase in cemetery expenses. The increase was primarily due to increases of $0.3 million in labor costs, $0.2 million in repair and maintenance costs, an increase of $0.1 million in real estate taxes and an increase of $0.1 million in utility and fuel costs.

•	A $0.2 million increase in general and administrative expense primarily due to an increase in labor costs and insurance expense.

Cemetery Operations – Northeast

The table below compares the results of operations for our Cemetery Operations – Northeast for the three months ended March 31, 2011 to the same period last year:

	Three months ended March 31,
	2011	2010	Change ($)	Change (%)
		(In thousands) (non-GAAP)

Total revenues	$13,931	$13,569	$362	2.7%
Total costs and expenses	9,229	8,728	501	5.7%

Operating profit	$4,702	$4,841	$(139)	-2.9%

Revenues

Revenues for Cemetery Operations – Northeast were $13.9 million for the three months ended March 31, 2011, an increase of $0.4 million, or 2.7%, compared to $13.6 million during the same period last year.

The increase was related to an overall increase in the value of contracts written, with an increase of $0.8 million in the value of at-need contracts, offset by a decrease of $0.3 million in the value of pre-need contracts. In addition, we had a decrease of $0.1 million in income from our trusts.

Total costs and expenses

Total costs and expenses for Cemetery Operations – Northeast were $9.2 million for the three months ended March 31, 2011, an increase of $0.5 million, or 5.7%, compared to $8.7 million during the same period last year.

The increase was primarily related to:

•	A $0.2 million increase in selling expense. This was primarily attributable to an increase of $0.1 million in advertising costs and $0.1 million in labor costs.

•

A $0.2 million increase in cemetery expenses. The increase was primarily due to increases of $0.2 million in labor costs and $0.1 million in utility and fuel costs, offset by a decrease of $0.1 million in repair and maintenance costs.

Cemetery Operations – West

In 2010, we acquired 19 cemeteries in our Cemetery Operations – West segment. All of these acquisitions occurred subsequent to March 30, 2010. Therefore, the results of operations for these properties are included in the three months ended March 31, 2011, but not in the three months ended March 31, 2010. These additions are the main factor causing the increases to all revenue and expense categories across this segment. The table below compares the results of operations for our Cemetery Operations – West for the three months ended March 31, 2011 to the same period last year:

	Three months ended March 31,
	2011	2010	Change ($)	Change (%)
		(In thousands)
		(non-GAAP)

Total revenues	$18,906	$10,394	$8,512	81.9%
Total costs and expenses	10,986	6,574	4,412	67.1%

Operating profit	$7,920	$3,820	$4,100	107.3%

Revenues

Revenues for Cemetery Operations – West were $18.9 million for the three months ended March 31, 2011, an increase of $8.5 million, or 81.9%, compared to $10.4 million during the same period last year.

The increase was primarily related to an increase of $2.0 million in the value of pre-need contracts written, an increase of $2.8 million in the value of at-need contracts written and an increase of $3.5 million in income from our trusts.

Total costs and expenses

Total costs and expenses for Cemetery Operations – West were $11.0 million for the three months ended March 31, 2011, an increase of $4.4 million, or 67.1%, compared to $6.6 million during the same period last year.

The increase was primarily related to:

•	A $0.5 million increase in the cost of goods sold. This was attributable to the corresponding increase in the value of contracts written.

•	A $0.9 million increase in selling expense. The increase was primarily due to labor costs and commissions and is directly related to the increase in revenues.

•

A $1.9 million increase in cemetery expenses. The increase was primarily due to increases of $1.3 million in labor costs, $0.3 million in utility and fuel costs, $0.2 million in repair and maintenance costs and $0.1 million in real estate taxes.

•	A $0.7 million increase in general and administrative expenses. The increase was primarily due to increases of $0.5 million in labor costs and several other small increases.

•	A $0.4 million increase in depreciation and amortization.

Funeral Home Segment

In 2010, we acquired 6 funeral homes. All of these acquisitions occurred subsequent to March 31, 2010. Therefore, the results of operations for these funeral homes are included in the three months ended March 31, 2011, but not in the three months ended March 31, 2010. These additions are the main factor causing the increases to all revenue and expense categories across this segment. The table below compares the results of operations for our Funeral Home segment for the three months ended March 31, 2011 as compared to the same period last year:

	Three months ended March 31,
	2011	2010	Change ($)	Change (%)
		(In thousands)
		(non-GAAP)

Total revenues	$7,480	$6,040	$1,440	23.8%
Total costs and expenses	5,706	4,720	986	20.9%

Operating profit	$1,774	$1,320	$454	34.4%

Revenues

Revenues for the Funeral Home segment were $7.5 million for the three months ended March 31, 2011, an increase of $1.5 million, or 23.8%, compared to $6.0 million during the same period last year.

The increase was primarily attributable to a $0.7 million increase in at-need revenues, a $0.5 million increase in pre-need revenues and a $0.3 million increase in other revenues.

Total costs and expenses

Total costs and expenses for the Funeral Home segment were $5.7 million for the three months ended March 31, 2011, an increase of $1.0 million, or 20.9%, compared to $4.7 million during the same period last year.

The increase was primarily attributable to an increase of $0.5 million in personnel expenses and $0.3 million in merchandise costs.

Corporate Segment

Amounts allocated to the Corporate segment include each of the following:

•	Miscellaneous selling, cemetery and general administrative expenses that are not allocable to other operating segments.

•	Various home office and other expenses. These expenses equal the total corporate expenses as shown on the face of the income statement.

•	Certain depreciation and amortization expenses.

•	Gains and losses and purchases and sales of cemetery and funeral home properties.

•	Acquisition related costs.

The table below details expenses incurred by the Corporate segment for the three months ended March 31, 2011 and for the same period last year:

	Three months ended March 31,
	2011	2010	Change ($)	Change (%)
	(In thousands)
	(non-GAAP)

Selling, cemetery and general and administrative expenses	$580	$70	$510	728.6%
Depreciation and amortization	995	854	141	16.5%
Acquisition related costs	933	990	(57)	-5.8%

Corporate expenses
Corporate personnel expenses	2,764	2,532	232	9.2%
Other corporate expenses	3,194	2,557	637	24.9%

Total corporate overhead	5,958	5,089	869	17.1%

Total corporate expenses	$8,466	$7,003	$1,463	20.9%

Selling, cemetery and general administrative expenses allocated to the Corporate segment were $0.6 million for the three months ended March 31, 2011, an increase of $0.5 million, or 728.6% compared to $0.1 million during the same period last year. The increase is primarily related to a new sales training program started in the current year.

Total corporate expenses were $6.0 million for the three months ended March 31, 2011, an increase of $0.9 million, or 17.1% compared to the same period last year. The increase was primarily attributable to an increase of $0.2 million in labor costs, $0.2 million in professional fees, and $0.2 million in advertising costs. The remaining increase relates to various corporate office expenses including information technology, postage and utility costs.

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

The table below analyzes results of operations and the changes therein for the three months ended March 31, 2011 as compared to the same period last year. The table is structured so that our readers can determine whether changes were based upon changes in the level of merchandise and services and other revenues generated during each period and/ or changes in the timing of when merchandise and services were delivered:

	Three months ended March 31, 2011			Three months ended March 31, 2010
	(in thousand’s)			(in thousand’s)
Revenues	Segment Results (non-GAAP)	Non-segment Results	GAAP Results	Segment Results (non-GAAP)	Non-segment Results	GAAP Results	Change in GAAP results ($)	Change in GAAP results (%)

Pre-need cemetery revenues	$27,820	$(10,408)	$17,412	$26,523	$(10,954)	$15,569	$1,843	11.8%
At-need cemetery revenues	19,645	(2,328)	17,317	15,214	(2,051)	13,163	4,154	31.6%
Investment income from trusts	10,290	(5,521)	4,769	6,377	(2,400)	3,977	792	19.9%
Interest income	1,543	—	1,543	1,550	—	1,550	(7)	-0.5%
Funeral home revenues	7,480	(148)	7,332	6,040	(162)	5,878	1,454	24.7%
Other cemetery revenues	644	214	858	389	144	533	325	61.0%

Total revenues	67,422	(18,191)	49,231	56,093	(15,423)	40,670	8,561	21.0%

Costs and expenses

Cost of goods sold	6,872	(1,879)	4,993	6,369	(1,969)	4,400	593	13.5%
Cemetery expense	12,086	—	12,086	9,247	—	9,247	2,839	30.7%
Selling expense	12,748	(3,204)	9,544	10,896	(3,280)	7,616	1,928	25.3%
General and administrative expense	6,427	—	6,427	5,598	—	5,598	829	14.8%
Corporate overhead	5,958	—	5,958	5,089	—	5,089	869	17.1%
Depreciation and amortization	2,446	—	2,446	1,810	—	1,810	636	35.1%
Funeral home expense	5,309	—	5,309	4,441	(10)	4,431	878	19.8%
Acquisition related costs	933	—	933	990	—	990	(57)	-5.8%

Total costs and expenses	52,779	(5,083)	47,696	44,440	(5,259)	39,181	8,515	21.7%

Operating profit	$14,643	$(13,108)	$1,535	$11,653	$(10,164)	$1,489	$46	3.1%

Revenues

Pre-need cemetery revenues were $17.4 million for the three months ended March 31, 2011, an increase of $1.8 million, or 11.8%, as compared to $15.6 million during the same period last year. The increase was primarily caused by an increase of $1.3 million in the value of cemetery contracts written and a decrease of $0.5 million in deferred revenue. The increase in the value of pre-need contracts was primarily driven by our Cemetery Operations - West segment where we acquired 19 cemeteries subsequent to March 30, 2010. Therefore, the results of operations for these properties are included in the three months ended March 31, 2011, but not in the three months ended March 31, 2010.

At-need cemetery revenues were $17.3 million for the three months ended March 31, 2011, an increase of $4.2 million, or 31.6%, as compared to $13.2 million during the same period last year. The increase was primarily caused by an increase of $4.4 million in the value of cemetery contracts written which was offset by an increase in deferred revenue of $0.2 million.

Investment income from trusts was $4.8 million for the three months ended March 31, 2011, an increase of $0.8 million, or 19.9%, as compared to $4.0 million during the same period last year. On a segment basis, we had an increase of $3.9 million, which was offset by an adjustment of $3.1 million related to funds for which we have not met the requirements that would allow us to recognize them as revenue.

Interest income on accounts receivable remained consistent at $1.5 million for the three months ended March 31, 2011 and 2010.

Revenues for the Funeral Home segment were $7.3 million for the three months ended March 31, 2011, an increase of $1.4 million, or 24.7%, compared to $5.9 million during the same period last year. The increase was driven by the 6 funeral homes we acquired in 2010, and was primarily attributable to a $0.7 million increase in at-need revenues, a $0.5 million increase in pre-need revenues and a $0.3 million increase in other revenues.

Other cemetery revenues were $0.9 million for the three months ended March 31, 2011, a slight increase from $0.5 million during the same period last year.

Costs and Expenses

Cost of goods sold were $5.0 million during the three months ended March 31, 2011, an increase of $0.6 million, or 13.5%, as compared to $4.4 million during the same period last year. The ratio of cost of goods sold to pre-need and at-need cemetery revenues decreased slightly to 14.4% during the three months ended March 31, 2011 as compared to 15.3% during the same period last year.

Cemetery expenses were $12.1 million during the three months ended March 31, 2011, an increase of $2.8 million, or 30.7%, compared to $9.2 million during the same period last year. The major components of the overall expense increase were $1.8 million in labor costs, $0.5 million in utility and fuel cost, and $0.3 million in repairs and maintenance expenditures. Cemetery expenses relate to the current costs of managing and maintaining our cemetery properties. These costs are expensed as incurred and are not deferred. Accordingly, from a margin standpoint, the most effective gauge of measuring cemetery expenses is as a ratio of segment level pre-need and at-need cemetery revenues. The ratio of cemetery expenses to segment level pre-need and at-need cemetery revenues was 25.5% during the three months ended March 31, 2011 as compared to 22.2% during the same period last year.

Selling expenses were $9.5 million during the three months ended March 31, 2011, an increase of $1.9 million, or 25.3%, compared to $7.6 million during the same period last year. The majority of our selling expenses are directly related to sales commissions and bonuses, which would be directly related to changes in the value of pre-need and at-need contracts written. The ratio of selling expenses to segment level pre-need and at-need cemetery revenues increased to 20.1% during the three months ended March 31, 2011 as compared to 18.2% during the same period last year. In addition to increases in commissions and bonuses, the current period increase also includes an increase of $0.5 million related to a new sales training program started in the current year and $0.4 million in advertising costs.

General and administrative expenses were $6.4 million during the three months ended March 31, 2011, an increase of $0.8 million, or 14.8%, compared to $5.6 million during the same period last year. The majority of the increase was due to an increase in labor costs. General and administrative expenses are expensed as incurred and are not deferred. Accordingly, from a margin standpoint, the most effective gauge of measuring general and administrative expenses is as a ratio of segment level pre-need and at-need cemetery revenues. The ratio of general and administrative expenses to segment level pre-need and at-need cemetery revenues remained relatively consistent and was 13.5% during the three months ended March 31, 2011 compared to 13.4% during the same period last year.

Total corporate overhead was $6.0 million during the three months ended March 31, 2011, an increase of $0.9 million, or 17.1%, compared to $5.1 million during the same period last year. The increase was primarily caused by increases of $0.2 million in labor costs, $0.2 million in professional fees, and $0.2 million in advertising costs.

Depreciation and amortization was $2.5 million during the three months ended March 31, 2011, an increase of $0.6 million, or 35.1%, as compared to $1.8 million during the period last year. The increase was primarily due to increased depreciation and amortization from tangible and intangible assets acquired in our 2010 acquisitions.

Funeral home expenses were $5.3 million for the three months ended March 31, 2011, an increase of $0.9 million, or 19.8%, as compared to $4.4 million during the same period last year. The increase was primarily attributable to an increase of $0.5 million in personnel expenses and $0.3 million in merchandise costs, and is driven by the 6 funeral homes we acquired in 2010.

Acquisition related costs were $0.9 million for the three months ended March 31, 2011, a decrease of $0.1 million, or 5.8%, as compared to $1.0 million during the same period last year. These costs will vary from period to period depending on the amount of acquisition activity that takes place.

Non-segment Allocated Results

As previously mentioned, certain income statement amounts are not allocated to segment operations. These amounts are those line items that can be found on our income statement below operating profit and above income before income taxes.

The table below summarizes these items and the changes between the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010	Change ($)	Change (%)
		(In thousands) (non-GAAP)

Expenses related to refinancing	$453	$—	$453	n/a
Gain on acquisition	—	7,093	(7,093)	-100.0%
Early extinguishment of debt	4,010	—	4,010	n/a
Increase in fair value of interest rate swaps	—	1,671	(1,671)	-100.0%
Interest expense	5,090	4,858	232	4.8%
Income tax benefit	$(804)	$(500)	$(304)	60.8%

The expenses related to refinancing were incurred in the three months ended March 31, 2011 when we amended our credit facilities in January of 2011.

The gain on acquisition relates to our first quarter 2010 acquisition. Refer to Note 13 of our unaudited condensed consolidated financial statements in Item 1 of this Form 10-Q for a more detailed discussion.

The early extinguishment of debt charge of $4.0 million relates to a one-time make-whole premium we paid in connection with the early repayment of our $35.0 million in Class B and Class C Senior Secured Notes.

We entered into two interest rate swaps during the fourth quarter of 2009. During the three months ended March 31, 2010, there was a favorable increase in the fair value of the interest rate swaps of $1.7 million. The interest rate swaps were terminated in the fourth quarter of 2010.

Interest expense increased slightly due to additional interest expense related to amortized debt discounts on notes payable incurred in connections with our 2010 acquisitions. Further, for the 3 months ended March 31, 2010, we had interest rate swaps that reduced our interest payments and expense by approximately $0.4 million. The interest rate swaps were terminated in fourth quarter of 2010.

Supplemental data

The following table presents supplemental operating data for the periods presented:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010

Operating Data:
Interments performed	11,684	9,484

Interment rights sold:
Lots	5,905	6,100
Mausoleum crypts (including pre-construction)	608	579
Niches	262	243

Total interment rights sold	6,775	6,922

Number of contracts written	23,987	19,781
Aggregate contract amount, in thousands (excluding interest)	$56,903	$49,437
Average amount per contract (excluding interest)	$2,372	$2,499

Number of pre-need contracts written	11,562	9,909
Aggregate pre-need contract amount, in thousands (excluding interest)	$35,411	$32,452
Average amount per pre-need contract (excluding interest)	$3,063	$3,275

Number of at-need contracts written	12,425	9,872
Aggregate at-need contract amount, in thousands	$21,492	$16,985
Average amount per at-need contract	$1,730	$1,721

Liquidity and Capital Resources

Overview

Our primary short-term liquidity needs are to fund general working capital requirements, repay our debt obligations, service our debt, make routine maintenance capital improvements and pay distributions. We will need additional liquidity to construct mausoleum and lawn crypts on the grounds of our cemetery properties.

Our primary sources of liquidity are cash flow from operations and amounts available under our credit facilities as described below. In the past, we have been able to increase our liquidity through long-term bank borrowings and the issuance of additional common units and other partnership securities, including debt, subject to the restrictions in our existing debt obligations.

We believe that cash generated from operations and our borrowing capacity under our credit facilities, which is discussed below, will be sufficient to meet our working capital requirements as well as our anticipated capital expenditures for the foreseeable future.

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

The Issuers pay 10.25% interest per annum on the principal amount of the Senior Notes, payable in cash semi-annually in arrears on June 1 and December 1 of each year, starting on June 1, 2010. The Senior Notes mature on December 1, 2017.

The Indenture requires us, the Issuers and/or the Note Guarantors, as applicable, to comply with various covenants including, but not limited to, covenants that, subject to certain exceptions, limit our and our subsidiaries’ ability to (i) incur additional indebtedness; (ii) make certain dividends, distributions, redemptions or investments; (iii) enter into certain transactions with affiliates; (iv) create, incur, assume or permit to exist certain liens against their assets; (v) make certain sales of their assets; and (vi) engage in certain mergers, consolidations or sales of all or substantially all of their assets. The Indenture also contains various affirmative covenants regarding, among other things, delivery of certain reports filed with the SEC and materials required pursuant to Rule 144A under the Securities Act to holders of the Senior Notes and joinder of future subsidiaries as Note Guarantors under the Indenture. We were in compliance with all covenants at March 31, 2011.

Note Purchase Agreement

On August 15, 2007, we entered into, along with the General Partner and certain of our subsidiaries, (collectively, the “Note Issuers”) the Amended and Restated Note Purchase Agreement (the “NPA”) with Prudential Investment Management Inc., The Prudential Insurance Company of America, Prudential Retirement Insurance and Annuity Company, certain Affiliates of Prudential Investment Management Inc., iStar Financial Inc., SFT I, Inc., and certain Affiliates of iStar Financial Inc. (collectively, the “Note Purchasers”). The NPA was amended seven times prior to January 28, 2011 to amend borrowing levels, interest rates and covenants. Capitalized terms which are not defined in the following description shall have the same meaning assigned to such terms in the NPA, as amended.

On January 28, 2011, and in connection with our February 2011 follow on public offering of common units, we entered into the Eighth Amendment to the Amended and Restated Credit Agreement. This amendment included the Lenders’ consent to the use of a portion of the proceeds from the public offering of common units to redeem in full the outstanding $17.5 million of 12.5% Series B and $17.5 million of 12.5% Series C senior secured notes due August 2012 and to pay an aggregate make-whole premium of $4.0 million related thereto, which represented our final obligations outstanding under the Note Purchase Agreement.

Acquisition Credit Facility and Revolving Credit Facility

On August 15, 2007, we, the General Partner, and the Operating Company and various subsidiaries of the Operating Company (collectively, the “Borrowers”), entered into the Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. (“Bank of America”), other lenders, and BAS (collectively, the “Lenders”). The Credit Agreement provides for both an acquisition credit facility (the “Acquisition Credit Facility”) and a revolving credit facility (the “Revolving Credit Facility”). The Credit Agreement was amended seven times prior to January 28, 2011. The current terms of the agreement are set forth below. Capitalized terms which are not defined in the following description shall have the same meaning assigned to such terms in the Credit Agreement, as amended.

On January 28, 2011, and in consideration of our February 9, 2011 follow on public offering of common units, we entered into the Eighth Amendment to its Amended and Restated Credit Agreement. Pursuant to the Eighth Amendment to the Credit Agreement, the Maturity Date has been extended from August 15, 2012 to January 29, 2016 and the applicable margins for each of: (i) Eurodollar Rate Loans and Letter of Credit Fees and (ii) Base Rate Loans are reduced by 50 basis points, resulting in Pricing Level 3 of the Applicable Rate (the currently applicable pricing level) of 3.75% and 2.75%, respectively.

In addition, our maximum Consolidated Leverage Ratio shall be 3.65 to 1.0 for Measurement Periods ending after December 31, 2010 and we will not be permitted to have Maintenance Capital Expenditures, as defined in the agreement, for any Measurement Period ending in 2011, 2012 and 2013 exceeding $4.6 million, $5.2 million and $5.8 million, respectively.

The Lenders also agreed to reinstate the maximum aggregate principal amount of the acquisition credit facility to $55.0 million and to increase the Lenders’ aggregate commitments by $10.0 million under each of the acquisition credit facility and the revolving credit facility, resulting in an acquisition credit facility of $65.0 million and a revolving credit facility of $55.0 million. The maximum and average amounts outstanding under these facilities during the 3 months ended March 31, 2011 were $33.5 million and $14.9 million, respectively.

The Credit Agreement, as amended, requires the Borrowers to pay an unused commitment fee, which is calculated based on the amount by which the commitments under the Credit Agreement, as amended, exceed the usage of such commitments.

The agreements governing the Revolving Credit Facility and the Acquisition Credit Facility contain restrictive covenants that, among other things, prohibit distributions upon defined events of default, restrict investments and sales of assets and require us to maintain certain financial covenants, including specified financial ratios. A material decrease in sales could cause us to breach certain financial covenants, such as the leverage ratio and the interest coverage ratio, under the our Credit Agreement, as amended. Any such breach could allow the lenders to accelerate (or create cross-default under) our debt which would have a material adverse effect on our business, financial condition or results of operations. As of March 31, 2011, we were in compliance with all applicable covenants. For a more detailed description of our long-term debt agreements, see our 2010 Form 10-K.

On April 29, 2011, we entered into the Second Amended and Restated Credit Agreement (the “New Credit Agreement”) among us as the Borrower and each of our subsidiaries as additional Borrowers, the General Partner and us as Guarantors, the Lenders identified therein, and Bank of America, as Administrative Agent, Swing Line Lender and L/C Issuer. The terms of the New Credit Agreement are substantially the same as the terms of the prior agreement. The primary purpose of entering into the New Credit Agreement was to consolidate the amendments to the prior agreement and to update outdated references.

Cash Flow from Operating Activities

Cash flows provided by operating activities were $0.6 million during the three months ended March 31, 2011, a decrease of $3.4 million compared to cash provided by operating activities of $4.0 million during the same period last year. The decrease is primarily due to a reduction in accounts payable and cash flows into the merchandise trusts.

Cash Flow from Investing Activities

Net cash used in investing activities was $4.2 million during the three months ended March 31, 2011 as compared to $14.8 million during the same period last year. Cash flows used for investing activities during the three months ended March 31, 2011 were $1.7 million for the acquisition of three cemetery properties and $2.5 million for other capital expenditures compared to $14.0 million utilized for the acquisition of nine cemetery properties and $0.8 million for other capital expenditures during the three months ended March 31, 2010.

Cash Flow from Financing Activities

Cash flows provided by financing activities were $23.5 million during the three months ended March 31, 2011 as compared to $10.4 million during the same period last year. Cash flows provided by financing activities for the three months ended March 31, 2011 were $103.6 million of proceeds from our public offering and contribution from our general partner of

$2.2 million offset by net repayments of long-term debt of $69.0 million, cash distributions to unit holders of $9.3 million and the payment of a $4.0 million make-whole premium related to the pay-off of $35.0 million in senior secured notes. Cash flows provided by financing activities for the three months ended March 31, 2010 were $18.0 million of net borrowings, which were in turn primarily used to fund the acquisition of nine cemetery properties and the related expenses offset $7.7 million of cash distributions to unit holders.

Capital Expenditures

The following table summarizes total maintenance capital expenditures and expansion capital expenditures, including expenditures for the construction of mausoleums and for acquisitions, for the periods presented:

	Three months ended March 31,
	2011	2010
	(In thousand’s)

Maintenance capital expenditures	$1,759	$388
Expansion capital expenditures	2,406	14,430

Total capital expenditures	$4,165	$14,818

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

Interest-Bearing Investments

Our fixed-income securities subject to market risk consist primarily of investments in our merchandise trusts and perpetual care trusts. As of March 31, 2011, the fair value of fixed-income securities in our merchandise trusts represented 3.8% of the fair value of total trust assets while the fair value of fixed-income securities in our perpetual care trusts represented 9.4% of the fair value of total trust assets. The aggregate quoted fair value of these fixed-income securities was $12.5 million and $24.2 million in merchandise trusts and perpetual care trusts, respectively, as of March 31, 2011. Each 1% change in interest rates on these fixed-income securities would result in changes of approximately $125,000 and $242,000 in the fair market value of the assets in our merchandise trusts and perpetual care trusts, respectively, based on discounted expected future cash flows. If these securities are held to maturity, no change in fair market value will be realized.

Our money market and other short-term investments subject to market risk consist primarily of investments in our merchandise trusts and perpetual care trusts. As of March 31, 2011, the fair value of money market and short-term investments in our merchandise trusts represented 8.4% of the fair value of total trust assets while the fair value of fixed-income securities in our perpetual care trusts represented 6.4% of the fair value of total trust assets. The aggregate quoted fair value of these fixed-income securities was $28.0 million and $16.4 million in merchandise trusts and perpetual care trusts, respectively, as of March 31, 2011. Each 1% change in interest rates on these fixed-income securities would result in changes of approximately $280,000 and $164,000 in the fair market value of the assets in our merchandise trusts and perpetual care trusts, respectively.

Marketable Equity Securities

Our marketable equity securities subject to market risk consist primarily of investments held in our merchandise trusts and perpetual care trusts. These assets consist of both individual equity securities as well as closed and open ended mutual funds. As of March 31, 2011, the fair value of marketable individual equity securities in our merchandise trusts represented 23.4% of the fair value of total trust assets while the fair value of marketable individual equity securities in our perpetual care trusts represented 20.9% of total trust assets. The aggregate quoted fair market value of these marketable individual equity securities was $77.6 million and $53.6 million in merchandise trusts and perpetual care trusts, respectively, as of March 31, 2011, based on final quoted sales prices. Each 10% change in the average market prices of the individual equity securities would result in a change of approximately $7.8 million and $5.4 million in the fair market value of securities held in merchandise trusts and perpetual care trusts, respectively. As of March 31, 2011, the fair value of marketable closed and open ended mutual funds in our merchandise trusts represented 60.8% of the fair value of total trust assets while the fair value of closed and open ended mutual funds in our perpetual care trusts represented 63.1% of total trust assets. The aggregate quoted fair market value of these closed and open ended mutual funds was $201.9 million and $162.2 million in merchandise trusts and perpetual care trusts, respectively, as of March 31, 2011, based on final quoted sales prices. Each 10% change in the average market prices of the closed and open ended mutual funds would result in a change of approximately $20.2 million and $16.2 million in the fair market value of securities held in merchandise trusts and perpetual care trusts, respectively.

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

Debt Instruments

Our Acquisition Credit Facility and Revolving Credit Facility bear interest at a floating rate, based on LIBOR, which is adjusted quarterly. These credit facilities will subject us to increases in interest expense resulting from movements in interest rates. As of March 31, 2011, we did not have any outstanding borrowings under our Acquisition Credit Facility or Revolving Credit Facility. Our availability under the Acquisition Credit Facility and Revolving Credit Facility is $65.0 million and $55.0 million, respectively. The interest rate on these facilities was 6.5% at March 31, 2011.

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

Material Weakness Identified in 2010

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In the fourth quarter, we identified the following material weakness in our assessment of the effectiveness of internal control over financial reporting:

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

Plan for Remediation

To remediate the aforementioned material weakness, we implemented a series of controls designed to help ensure that all new accounting standards for material classes of transactions are sufficiently researched and that our conclusions relative to the effect of such pronouncements on us are communicated to management, the Audit Committee and our auditors. These controls include the following procedures:

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

An analysis of all new accounting guidance issued during the third and fourth quarter of 2010 and the first quarter of 2011 was completed. A detailed analysis of guidance that affects us was completed and presented to senior management, our audit committee, and our external auditors. We also employed a new Director of Financial Reporting and added a senior accountant to this function to give us additional resources to address and implement new accounting pronouncements.

We have continued to follow the steps outlined above in the remediation plan and as a result, the Company’s management believes that it has taken appropriate steps to remediate this material weakness and the continued execution of this procedure will serve to remediate the material weakness in the future.

Changes in Internal Control over Financial Reporting

Except as described above with respect to remediation, there have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

We and certain of our subsidiaries are parties to legal proceedings that have arisen in the ordinary course of business. We do not expect these matters to have a material adverse effect on our consolidated financial position, results of operations or cash flows. We carry insurance with coverage and coverage limits that we believe to be customary in the funeral home and cemetery industries. Although there can be no assurance that such insurance will be sufficient to protect us against all contingencies, we believe that our insurance protection is reasonable in view of the nature and scope of our operations.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and in other reports filed with the SEC which could materially affect our business, financial condition or future results.

The risks described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and in other reports filed with the SEC are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including the risks faced by us described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Description

10.1	Amendment No. 1 to Omnibus Agreement entered into on, and effective as of, January 24, 2011 by and among MDC IV Trust U/T/A November 30, 2010, MDC IV Associates Trust U/T/A November 30, 2010, Delta Trust U/T/A November 30, 2010 (successors respectively to McCown De Leeuw & Co. IV, L.P., a California limited partnership, McCown De Leeuw IV Associates, L.P., a California limited partnership, Delta Fund LLC, a California limited liability company, and MDC Management Company IV, LLC, a California limited liability company), Cornerstone Family Services LLC, a Delaware limited liability company, CFSI LLC, a Delaware limited liability company, StoneMor Partners L.P., a Delaware limited partnership, StoneMor GP LLC, a Delaware limited liability company, for itself and on behalf of the Partnership in its capacity as general partner of the Partnership, and StoneMor Operating LLC, a Delaware limited liability company (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on January 28, 2011).

10.2	Eighth Amendment to Amended and Restated Credit Agreement, dated January 28, 2011, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Operating LLC, the Lenders and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on February 3, 2011).

10.3	2011 Director Compensation (incorporated by reference to Exhibit 10.22 of Registrant’s Annual Report on Form 10-K filed on March 30, 2011).

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of William R. Shane, Executive Vice President and Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith)

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of William R. Shane, Executive Vice President and Chief Financial Officer (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STONEMOR PARTNERS L.P.
By: StoneMor GP LLC
its general partner

May 10, 2011	/s/ Lawrence Miller
Lawrence Miller
Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

May 10, 2011	/s/ William R. Shane
William R. Shane
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

10.1	Amendment No. 1 to Omnibus Agreement entered into on, and effective as of, January 24, 2011 by and among MDC IV Trust U/T/A November 30, 2010, MDC IV Associates Trust U/T/A November 30, 2010, Delta Trust U/T/A November 30, 2010 (successors respectively to McCown De Leeuw & Co. IV, L.P., a California limited partnership, McCown De Leeuw IV Associates, L.P., a California limited partnership, Delta Fund LLC, a California limited liability company, and MDC Management Company IV, LLC, a California limited liability company), Cornerstone Family Services LLC, a Delaware limited liability company, CFSI LLC, a Delaware limited liability company, StoneMor Partners L.P., a Delaware limited partnership, StoneMor GP LLC, a Delaware limited liability company, for itself and on behalf of the Partnership in its capacity as general partner of the Partnership, and StoneMor Operating LLC, a Delaware limited liability company (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on January 28, 2011).

10.2	Eighth Amendment to Amended and Restated Credit Agreement, dated January 28, 2011, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Operating LLC, the Lenders and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on February 3, 2011).

10.3	2011 Director Compensation (incorporated by reference to Exhibit 10.22 of Registrant’s Annual Report on Form 10-K filed on March 30, 2011).

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of William R. Shane, Executive Vice President and Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith)

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of William R. Shane, Executive Vice President and Chief Financial Officer (furnished herewith)