Form 10-Q
period 2011-06-30
STONEMOR PARTNERS LP
filed 2011-08-09
CIK 1286131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

The number of the registrant’s outstanding common units at August 9, 2011 was 19,350,957.

Index – Form 10-Q

Part I – Financial Information

Item 1.	Financial Statements

StoneMor Partners L.P.

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	June 30, 2011	December 31, 2010

Assets
Current assets:
Cash and cash equivalents	$12,734	$7,535
Accounts receivable, net of allowance	48,238	45,149
Prepaid expenses	4,489	3,783
Other current assets	10,507	9,002

Total current assets	75,968	65,469

Long-term accounts receivable, net of allowance	64,130	60,061
Cemetery property	287,601	283,460
Property and equipment, net of accumulated depreciation	66,789	66,249
Merchandise trusts, restricted, at fair value	332,117	318,318
Perpetual care trusts, restricted, at fair value	255,649	249,690
Deferred financing costs, net of accumulated amortization	9,339	9,801
Deferred selling and obtaining costs	64,685	59,422
Deferred tax assets	547	605
Goodwill	18,545	18,153
Other assets	13,680	14,364

Total assets	$1,189,050	$1,145,592

Liabilities and partners’ capital
Current liabilities:
Accounts payable and accrued liabilities	$17,140	$23,444
Accrued interest	1,268	2,034
Current portion, long-term debt	1,511	1,386

Total current liabilities	19,919	26,864

Other long-term liabilities	3,048	3,687
Long-term debt	158,242	219,008
Deferred cemetery revenues, net	413,028	386,465
Deferred tax liabilities	16,928	18,331
Merchandise liability	115,508	113,356
Perpetual care trust corpus	255,649	249,690

Total liabilities	982,322	1,017,401

Commitments and Contingencies
Partners’ capital
General partner	3,142	1,809
Common partners	203,586	126,382

Total partners’ capital	206,728	128,191

Total liabilities and partners’ capital	$1,189,050	$1,145,592

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statement of Operations

(in thousands, except unit data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues:
Cemetery
Merchandise	$31,104	$24,028	$52,539	$42,826
Services	11,604	10,038	22,402	18,025
Investment and other	10,036	8,898	19,702	16,905
Funeral home
Merchandise	2,957	2,362	6,096	4,862
Services	4,406	3,411	8,599	6,789

Total revenues	60,107	48,737	109,338	89,407

Costs and Expenses:
Cost of goods sold (exclusive of depreciation shown separately below):
Perpetual care	1,399	1,270	2,724	2,357
Merchandise	5,817	4,055	9,485	7,368
Cemetery expense	15,462	12,086	27,548	21,333
Selling expense	12,187	9,467	21,731	17,083
General and administrative expense	7,031	6,161	13,458	11,759
Corporate overhead (including $191 and $177 in unit-based compensation for the three months ended June 30, 2011 and 2010, and $381 and $353 for the six months ended June 30, 2011 and 2010, respectively)	5,986	5,605	11,944	10,694
Depreciation and amortization	2,042	1,929	4,488	3,739
Funeral home expense
Merchandise	1,009	953	2,215	1,866
Services	2,803	2,247	5,349	4,335
Other	1,886	1,442	3,443	2,872
Acquisition related costs	1,025	1,666	1,958	2,656

Total cost and expenses	56,647	46,881	104,343	86,062

Operating profit	3,460	1,856	4,995	3,345

Expenses related to refinancing	—	—	453	—
Gain on acquisitions	—	—	—	7,093
Early extinguishment of debt	—	—	4,010	—
Increase in fair value of interest rate swaps	—	1,568	—	3,239
Interest expense	4,352	5,239	9,442	10,097

Income (loss) before income taxes	(892)	(1,815)	(8,910)	3,580

Income tax expense (benefit)
State	(902)	26	(898)	54
Federal	(805)	(381)	(1,613)	(909)

Total income tax expense (benefit)	(1,707)	(355)	(2,511)	(855)

Net income (loss)	$815	$(1,460)	$(6,399)	$4,435

General partner’s interest in net income (loss) for the period	$16	$(29)	$(128)	$89
Limited partners’ interest in net income (loss) for the period	$799	$(1,431)	$(6,271)	$4,346

Net income (loss) per limited partner unit (basic and diluted)	$.04	$(.11)	$(.34)	$.32

Weighted average number of limited partners’ units outstanding (basic and diluted)	19,341	13,537	18,529	13,448
Distributions declared per unit	$.585	$.555	$1.170	$1.110

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statement of

Partners’ Capital

(in thousands)

(unaudited)

	Partners’ Capital
	Common Unit Holders	General Partner	Total
Balance, December 31, 2010	$126,382	$1,809	$128,191

Issuance of common units	264	—	264

Proceeds from public offering	103,207	—	103,207

General partner contribution	—	2,246	2,246

Compensation related to UARs	275	—	275

Net Income	(6,271)	(128)	(6,399)

Cash distribution	(20,271)	(785)	(21,056)

Balance, June 30, 2011	$203,586	$3,142	$206,728

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statement of Cash Flows

(in thousands)

(unaudited)

	For the six months ended June 30,
	2011	2010

Operating activities:
Net income (loss)	$(6,399)	$4,435
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activity:
Cost of lots sold	3,281	2,932
Depreciation and amortization	4,488	3,739
Unit-based compensation	381	353
Accretion of debt discounts	625	166
Change in fair value of interest rate swaps	—	(3,239)
Write-off of deferred financing fees	453	—
Gain on acquisitions	—	(7,093)
Fees paid related to early extinguishment of debt	4,010	—
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(9,430)	(14,930)
Allowance for doubtful accounts	2,473	1,481
Merchandise trust fund	(11,217)	(3,981)
Prepaid expenses	(331)	54
Other current assets	(1,505)	(2,767)
Other assets	198	236
Accounts payable and accrued and other liabilities	(7,549)	640
Deferred selling and obtaining costs	(5,263)	(5,977)
Deferred cemetery revenue	25,358	26,388
Deferred taxes (net)	(1,745)	(996)
Merchandise liability	(954)	1,054

Net cash provided by (used in) operating activities	(3,126)	2,495

Investing activities:
Cash paid for cemetery property	(2,270)	(811)
Purchase of subsidiaries	(3,850)	(36,962)
Cash paid for property and equipment	(3,204)	(2,657)

Net cash used in investing activities	(9,324)	(40,430)

Financing activities:
Cash distribution	(21,056)	(15,410)
Additional borrowings on long-term debt	12,300	53,889
Repayments of long-term debt	(73,924)	(684)
Proceeds from public offering	103,207	—
Proceeds from general partner contribution	2,246	186
Fees paid related to early extinguishment of debt	(4,010)	—
Cost of financing activities	(1,114)	(75)

Net cash provided by financing activities	17,649	37,906

Net increase (decrease) in cash and cash equivalents	5,199	(29)
Cash and cash equivalents - Beginning of period	7,535	13,479

Cash and cash equivalents - End of period	$12,734	$13,450

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$9,552	$10,380
Cash paid during the period for income taxes	$1,710	$1,530

Non-cash investing and financing activities
Acquisition of assets by financing	$143	$—
Issuance of limited partner units for cemetery acquisition	$264	$5,785
Acquisition of asset by assumption of directly related liability	$—	$2,532

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

1.	NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

StoneMor Partners L.P. (“StoneMor”, the “Company” or the “Partnership”) is a provider of funeral and cemetery products and services in the death care industry in the United States. Through its subsidiaries, StoneMor offers a complete range of funeral merchandise and services, along with cemetery property, merchandise and services, both at the time of need and on a pre-need basis. As of June 30, 2011, the Partnership operated 263 cemeteries, 242 of which are owned, in 25 states and Puerto Rico and owned and operated 62 funeral homes in 17 states and Puerto Rico.

Basis of Presentation

The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The unaudited condensed consolidated financial statements also include the effects of retrospective adjustments resulting from the Company’s 2010 acquisitions (see Note 13). All interim financial data is unaudited. However, in the opinion of management, the interim financial data as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for a full year. The December 31, 2010 condensed consolidated balance sheet data was derived from audited financial statements in the Company’s 2010 Annual Report on Form 10-K (“2010 Form 10-K”) and has been adjusted to include the effects of retrospective adjustments resulting from the Company’s 2010 acquisitions, but does not include all disclosures required by accounting principles generally accepted in the United States of America, which are presented in the Company’s 2010 Form 10-K.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of each of the Company’s subsidiaries. These statements also include the accounts of the merchandise and perpetual care trusts in which the Company has a variable interest and is the primary beneficiary. The operations of 15 of the 21 managed cemeteries that the Company operates under long-term operating or management contracts are also consolidated. There are 6 cemeteries that the Company began operating under long-term operating agreements that did not qualify as acquisitions for accounting purposes. The Company has consolidated the existing merchandise and perpetual care trusts related to these cemeteries as variable interest entities as the Company controls and benefits from the operations of the trusts. The results of operations of these 6 cemeteries are included in our statement of operations from the date the Company began operating the properties.

Total revenues derived from the cemeteries under long-term operating or management contracts totaled approximately $9.8 million and $17.9 million for the three and six months ended June 30, 2011 from 21 cemetery properties, as compared to $8.7 million and $15.6 million from 18 cemetery properties during the same periods last year.

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

2.	LONG-TERM ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

Long-term accounts receivable, net, consist of the following:

	As of
	June 30, 2011	December 31, 2010
	(in thousands)

Customer receivables	$146,476	$135,530
Unearned finance income	(15,918)	(14,488)
Allowance for contract cancellations	(18,190)	(15,832)

	112,368	105,210
Less: current portion, net of allowance	48,238	45,149

Long-term portion, net of allowance	$64,130	$60,061

Activity in the allowance for contract cancellations is as follows:

	For the six months ended June 30,
	2011	2010
	(in thousands)

Balance - Beginning of period	$15,832	$13,865
Provision for cancellations	9,211	7,455
Charge-offs - net	(6,853)	(4,729)

Balance - End of period	$18,190	$16,591

3.	CEMETERY PROPERTY

Cemetery property consists of the following:

	As of
	June 30, 2011	December 31, 2010
	(in thousands)

Developed land	$62,478	$61,849
Undeveloped land	160,092	159,386
Mausoleum crypts and lawn crypts	65,031	62,225

Total	$287,601	$283,460

4.	PROPERTY AND EQUIPMENT

Major classes of property and equipment follow:

	As of
	June 30, 2011	December 31, 2010
	(in thousands)

Building and improvements	$65,671	$67,247
Furniture and equipment	36,946	31,947

	102,617	99,194
Less: accumulated depreciation	(35,828)	(32,945)

Property and equipment - net	$66,789	$66,249

Depreciation expense was $1.5 million and $2.9 million for the three and six months ended June 30, 2011, respectively, as compared to $1.1 million and $2.2 million during the same periods last year.

5.	MERCHANDISE TRUSTS

At June 30, 2011, the Company’s merchandise trusts consisted of the following types of assets:

•	Money Market Funds that invest in low risk short term securities;

•	Publicly traded mutual funds that invest in underlying debt securities;

•	Publicly traded mutual funds that invest in underlying equity securities;

•	Equity investments that are currently paying dividends or distributions. These investments include Real Estate Investment Trusts (“REIT’s”), Master Limited Partnerships and global equity securities;

•	Fixed maturity debt securities issued by various corporate entities;

•	Fixed maturity debt securities issued by the U.S. Government and U.S. Government agencies;

•	Fixed maturity debt securities issued by U.S. states and local government agencies; and

•

Assets acquired related to the June 22, 2011 acquisition of three cemeteries and four funeral homes from SCI Missouri (see Note 13). According to the terms of the agreement, SCI Missouri was required to liquidate the holdings of the related trusts upon closing and forward the proceeds to us as soon as practicable. As of June 30, 2011, we had not as of yet received these amounts. Accordingly, these assets are shown in a single line item in the disclosures below as “Assets acquired via acquisition” and the cost basis and fair value of such assets are based upon preliminary estimates that the Company is required to make in accordance with Accounting Topic 805.

All of these investments are classified as Available for Sale as defined by the Investments in Debt and Equity topic of the Accounting Standards Codification (ASC). Accordingly, all of the assets are carried at fair value. All of these investments are considered to be either Level 1 or Level 2 assets as defined by the Fair Value Measurements and Disclosures topic of the ASC. At June 30, 2011, approximately 94.4% of these assets were Level 1 investments while approximately 5.6% were Level 2 assets. There were no Level 3 assets.

The merchandise trusts are variable interest entities (VIE) for which the Company is the primary beneficiary. The assets held in the merchandise trusts are required to be used to purchase the merchandise to which they relate. If the value of these assets falls below the cost of purchasing such merchandise, the Company may be required to fund this shortfall.

The Company has included $6.7 million and $6.4 million of investments held in trust by the West Virginia Funeral Directors Association at June 30, 2011 and December 31, 2010, respectively, in its merchandise trust assets. As required by law, the Company deposits a portion of certain funeral merchandise sales in West Virginia into a trust that is held by the West Virginia Funeral Directors Association. These trusts are recorded at their account value, which approximates fair value.

The cost and market value associated with the assets held in merchandise trusts at June 30, 2011 and December 31, 2010 were as follows:

As of June 30, 2011	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)

Short-term investments	$25,748	$—	$—	$25,748
Fixed maturities:
U.S. Government and federal agency	—	—	—	—
U.S. State and local government agency	23	—	—	23
Corporate debt securities	10,357	42	(181)	10,218
Other debt securities	2,461	—	—	2,461

Total fixed maturities	12,841	42	(181)	12,702

Mutual funds - debt securities	67,590	2,280	(504)	69,366
Mutual funds - equity securities	140,473	3,582	(3,434)	140,621

Equity securities	65,361	4,946	(1,307)	69,000
Other invested assets	6,287	—	(907)	5,380

Total managed investments	$318,300	$10,850	$(6,333)	$322,817

Assets acquired via acquisition	2,622	—	—	2,622
West Virginia Trust Receivable	6,678	—	—	6,678

Total	$327,600	$10,850	$(6,333)	$332,117

As of December 31, 2010	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)

Short-term investments	$40,723	$—	$—	$40,723
Fixed maturities:
U.S. Government and federal agency	—	—	—	—
U.S. State and local government agency	23	—	—	23
Corporate debt securities	9,973	119	(152)	9,940
Other debt securities	1,503	35	—	1,538

Total fixed maturities	11,499	154	(152)	11,501

Mutual funds - debt securities	49,717	3,087	(286)	52,518
Mutual funds - equity securities	124,177	6,444	(3,956)	126,665

Equity securities	69,462	6,708	(909)	75,261
Other invested assets	4,991	217	—	5,208

Total managed investments	$300,569	$16,610	$(5,303)	$311,876

West Virginia Trust Receivable	6,442	—	—	6,442

Total	$307,011	$16,610	$(5,303)	$318,318

The contractual maturities of debt securities as of June 30, 2011 are as follows:

As of June 30, 2011	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
	(in thousands)

U.S. Government and federal agency	$—	$—	$—	$—
U.S. State and local government agency	23	—	—	—
Corporate debt securities	—	9,209	1,009	—
Other debt securities	2,461	—	—	—

Total fixed maturities	$2,484	$9,209	$1,009	$—

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at June 30, 2011 and December 31, 2010 is presented below:

	Less than 12 months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of June 30, 2011	Value	Losses	Value	Losses	Value	Losses
	(in thousands)

Fixed maturities:
U.S. Government and federal agency	$—	$—	$—	$—	$—	$—
U.S. State and local government agency	—	—	—	—	—	—
Corporate debt securities	7,595	153	319	28	7,914	181
Other debt securities	—	—	—	—	—	—

Total fixed maturities	7,595	153	319	28	7,914	181

Mutual funds - debt securities	39,267	261	1,979	243	41,246	504
Mutual funds - equity securities	—	—	59,503	3,434	59,503	3,434

Equity securities	12,467	754	4,698	553	17,165	1,307
Other invested assets	1,909	907	—	—	1,909	907

Total	$61,238	$2,075	$66,499	$4,258	$127,737	$6,333

	Less than 12 months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2010	Value	Losses	Value	Losses	Value	Losses
	(in thousands)

Fixed maturities:
U.S. Government and federal agency	$—	$—	$—	$—	$—	$—
U.S. State and local government agency	—	—	—	—	—	—
Corporate debt securities	4,887	95	813	57	5,700	152
Other debt securities	—	—	—	—	—	—

Total fixed maturities	4,887	95	813	57	5,700	152

Mutual funds - debt securites	1,619	11	2,331	275	3,950	286
Mutual funds - equity securites	364	48	56,316	3,908	56,680	3,956

Equity securities	5,227	129	7,817	780	13,044	909

Total	$12,097	$283	$67,277	$5,020	$79,374	$5,303

A reconciliation of the Company’s merchandise trust activities for the six months ended June 30, 2011 is presented below:

Fair Value @ 12/31/2010	Contributions	Distributions	Interest/ Dividends	Capital Gain Distributions	Realized Gain/ Loss	Taxes	Fees	Unrealized Change in Fair Value	Fair Value @ 6/30/2011
(in thousands)
$318,318	28,361	(17,628)	5,146	7,163	15	(1,203)	(1,265)	(6,790)	$332,117

The Company made net deposits into the trusts of approximately $10.7 million during the six months ended June 30, 2011. During the six months ended June 30, 2011, purchases and sales of securities available for sale included in trust investments were approximately $195.4 million and $186.0 million, respectively. Contributions included $3.5 million of assets that were acquired through acquisitions during the six months ended June 30, 2011.

Other-than-temporary Impairments of Trust Assets

During the three and six months ended June 30, 2011, the Company determined that there was a single security with an aggregate cost basis of approximately $0.2 million and an aggregate fair value of approximately $0.1 million, resulting in an impairment of $0.1 million, wherein such impairment was considered to be other-than-temporary. Accordingly, the Company adjusted the cost basis of this asset to its current value and offset this change against deferred revenue. This reduction in deferred revenue will be reflected in earnings in future periods as the underlying merchandise is delivered or the underlying service is performed.

During the three and six months ended June 30, 2010, the Company determined that there was a single security with an aggregate cost basis of approximately $0.3 million and an aggregate fair value of less than $0.1 million, resulting in an impairment of approximately $0.2 million, wherein such impairment is considered to be other-than-temporary. Accordingly, the Company has adjusted the cost basis of this asset to its current value and offset this change against deferred revenue. This reduction in deferred revenue will be reflected in earnings in future periods as the underlying merchandise is delivered or the underlying service is performed.

6.	PERPETUAL CARE TRUSTS

At June 30, 2011, the Company’s perpetual care trusts consisted of the following types of assets:

•	Money Market Funds that invest in low risk short term securities;

•	Publicly traded mutual funds that invest in underlying debt securities;

•	Publicly traded mutual funds that invest in underlying equity securities;

•	Equity investments that are currently paying dividends or distributions. These investments include REIT’s, Master Limited Partnerships, and global equity securities;

•	Fixed maturity debt securities issued by various corporate entities;

•	Fixed maturity debt securities issued by the U.S. Government and U.S. Government agencies;

•	Fixed maturity debt securities issued by U.S. states and local agencies; and

•

Assets acquired related to the June 22, 2011 acquisition of three cemeteries and four funeral homes from SCI Missouri (see Note 13). According to the terms of the agreement, SCI Missouri was required to liquidate the holdings of the related trusts upon closing and forward the proceeds to us as soon as practicable. As of June 30, 2011, we had not as of yet received these amounts. Accordingly, these assets are shown in a single line item in the disclosures below as “Assets acquired via acquisition” and the cost basis and fair value of such assets are based upon preliminary estimates that the Company is required to make in accordance with Accounting Topic 805.

All of these investments are classified as Available for Sale as defined by the Investments in Debt and Equity topic of the ASC. Accordingly, all of the assets are carried at fair value. All of these investments are considered to be either Level 1 or Level 2 assets as defined by the Fair Value Measurements and Disclosures topic of the ASC. At June 30, 2011, approximately 90.7% of these assets were Level 1 investments while approximately 9.3% were Level 2 assets. There were no Level 3 assets.

The cost and market value associated with the assets held in perpetual care trusts at June 30, 2011 and December 31, 2010 were as follows:

As of June 30, 2011	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)

Short-term investments	$14,583	$—	$—	$14,583
Fixed maturities:
U.S. Government and federal agency	515	98	—	613
U.S. State and local government agency	67	81	—	148
Corporate debt securities	22,883	311	(291)	22,903
Other debt securities	371	—	—	371

Total fixed maturities	23,836	490	(291)	24,035

Mutual funds - debt securities	60,163	2,556	(343)	62,376
Mutual funds - equity securities	104,174	4,487	(1,619)	107,042

Equity Securities	37,859	8,459	(45)	46,273
Other invested assets	111	34	—	145

Total managed investments	$240,726	$16,026	$(2,298)	$254,454

Assets acquired via acquisition	1,195	—	—	1,195

Total	$241,921	$16,026	$(2,298)	$255,649

As of December 31, 2010	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Short-term investments	$20,583	$—	$—	$20,583
Fixed maturities:
U.S. Government and federal agency	515	85	—	600
U.S. State and local government agency	67	81	—	148
Corporate debt securities	22,047	879	(234)	22,692
Other debt securities	509	—	(1)	508

Total fixed maturities	23,138	1,045	(235)	23,948

Mutual funds - debt securities	52,809	2,865	(525)	55,149
Mutual funds - equity securities	88,871	5,787	(2,878)	91,780

Equity Securities	48,054	9,379	(181)	57,252
Other invested assets	887	91	—	978

Total	$234,342	$19,167	$(3,819)	$249,690

The contractual maturities of debt securities as of June 30, 2011 are as follows:

As of June 30, 2011	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
	(in thousands)

U.S. Government and federal agency	$101	$392	$120	$—
U.S. State and local government agency	148	—	—	—
Corporate debt securities	153	20,189	2,561	—
Other debt securities	371	—	—	—

Total fixed maturities	$773	$20,581	$2,681	$—

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at June 30, 2011 and December 31, 2010 held in perpetual care trusts is presented below:

	Less than 12 months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of June 30, 2011	Value	Losses	Value	Losses	Value	Losses
	(in thousands)

Fixed maturities:
U.S. Government and federal agency	$—	$—	$—	$—	$—	$—
U.S. State and local government agency	—	—	—	—	—	—
Corporate debt securities	14,905	288	219	3	15,124	291
Other debt securities	—	—	—	—	—	—

Total fixed maturities	14,905	288	219	3	15,124	291

Mutual funds - debt securities	2,837	118	1,340	225	4,177	343
Mutual funds - equity securities	—	—	49,817	1,619	49,817	1,619

Equity securities	1,545	41	483	4	2,028	45
Other invested assets	—	—	—	—	—	—

Total	$19,287	$447	$51,859	$1,851	$71,146	$2,298

	Less than 12 months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2010	Value	Losses	Value	Losses	Value	Losses
	(in thousands)

Fixed maturities:
U.S. Government and federal agency	$—	$—	$—	$—	$—	$—
U.S. State and local government agency	—	—	—	—	—	—
Corporate debt securities	9,195	145	1,196	89	10,391	234
Other debt securities	137	1	—	—	137	1

Total fixed maturities	9,332	146	1,196	89	10,528	235

Mutual funds - debt securities	1,444	127	2,702	398	4,146	525
Mutual funds - equity securities	—	—	45,268	2,878	45,268	2,878

Equity securities	1,695	107	3,102	74	4,797	181

Total	$12,471	$380	$52,268	$3,439	$64,739	$3,819

A reconciliation of the Company’s perpetual care trust activities for the six months ended June 30, 2011 is presented below:

Fair Value @ 12/31/2010	Contributions	Distributions	Interest/ Dividends	Capital Gain Distributions	Realized Gain/ Loss	Taxes	Fees	Unrealized Change in Fair Value	Fair Value @ 6/30/2011
(in thousands)
$249,690	5,262	(5,895)	7,526	2,222	26	(604)	(958)	(1,620)	$255,649

The Company made net withdrawals out of the trusts of approximately $0.6 million during the six months ended June 30, 2011. During the six months ended June 30, 2011, purchases and sales of securities available for sale included in trust investments were approximately $104.7 million and $101.8 million, respectively. Contributions included $1.5 million of assets that were acquired through acquisitions during the six months ended June 30, 2011.

Other-than-temporary Impairments of Trust Assets

During the three and six months ended June 30, 2011, the Company determined that there was a single security with an aggregate cost basis of less than $0.1 million which was substantially impaired, and such impairment was considered to be other-than-temporary. Accordingly, the Company adjusted the cost basis of this asset to its current value and offset this change against the liability for perpetual care trust corpus.

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

The Interest Rate Swaps did not qualify for hedge accounting. Accordingly, the fair value of the Interest Rate Swaps were reported on the Company’s balance sheet and periodic changes in the fair value of the Interest Rate Swaps were recorded in earnings. At June 30, 2010, the Company recorded an asset of approximately $0.6 million, which represents the fair value of the Interest Rate Swaps. The Company recorded a gain on the fair value of interest rate swaps of approximately $1.6 million and $3.2 million during the three and six months ended June 30, 2010, respectively. The Interest Rate Swaps were terminated in October of 2010.

8.	LONG-TERM DEBT

The Company had the following outstanding debt:

	As of
	June 30, 2011	December 31, 2010
	(in thousands)

Insurance premium financing	$227	$215
Vehicle financing	1,259	1,365
Acquisition Credit Facility, due January 2016	—	15,000
Revolving Credit Facility, due January 2016	8,000	18,500
Note payable - Greenlawn acquisition	1,400	1,400
Note payable - Nelms acquisition (net of discount)	787	866
Note payable - Acquisition non-competes	1,494	1,646
10.25% Senior Notes, due 2017	150,000	150,000
Class B Senior Secured Notes, due 2012 (interest rate-12.50%)	—	17,500
Class C Senior Secured Notes, due 2012 (interest rate-12.50%)	—	17,500

Total	163,167	223,992
Less current portion	1,511	1,386
Less unamortized bond discount	3,414	3,598

Long-term portion	$158,242	$219,008

This note includes a summary of material terms of the Company’s senior notes, senior secured notes, credit facilities and other debt obligations. For a more detailed description of the Company’s long-term debt agreements, see the Company’s 2010 Form 10-K.

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

The Indenture requires the Company, the Issuers and/or the Note Guarantors, as applicable, to comply with various covenants including, but not limited to, covenants that, subject to certain exceptions, limit the Company’s and its subsidiaries’ ability to (i) incur additional indebtedness; (ii) make certain dividends, distributions, redemptions or investments; (iii) enter into certain transactions with affiliates; (iv) create, incur, assume or permit to exist certain liens against their assets; (v) make certain sales of their assets; and (vi) engage in certain mergers, consolidations or sales of all or substantially all of their assets. The Indenture also contains various affirmative covenants regarding, among other things, delivery of certain reports filed with the SEC and materials required pursuant to Rule 144A under the Securities Act to holders of the Senior Notes and joinder of future subsidiaries as Note Guarantors under the Indenture. The Company was in compliance with all financial covenants at June 30, 2011.

Note Purchase Agreement

On August 15, 2007, the Company entered into, along with the General Partner and certain of the Company’s subsidiaries, (collectively, the “Note Issuers”) the Amended and Restated Note Purchase Agreement (the “NPA”) with Prudential Investment Management Inc., The Prudential Insurance Company of America, Prudential Retirement Insurance and Annuity Company, certain affiliates of Prudential Investment Management Inc., iStar Financial Inc., SFT I, Inc., and certain affiliates of iStar Financial Inc. (collectively, the “Note Purchasers”). The NPA was amended seven times prior to January 28, 2011 to amend borrowing levels, interest rates and covenants. Capitalized terms which are not defined in the following description shall have the meaning assigned to such terms in the NPA, as amended.

On January 28, 2011, and in connection with the Company’s February 2011 follow on public offering of common units, the Company entered into the Eighth Amendment to the Amended and Restated Credit Agreement. This amendment included the Lenders’ consent to the use of a portion of the proceeds from the public offering of common units to redeem in full the outstanding $17.5 million of 12.5% Series B and $17.5 million of 12.5% Series C Senior Secured Notes due August 2012 and to pay an aggregate make-whole premium of $4.0 million related thereto, which represented the Company’s final obligations outstanding under the NPA. The make-whole premium has been classified as early extinguishment of debt on the unaudited condensed consolidated statement of operations.

Acquisition Credit Facility and Revolving Credit Facility

On April 29, 2011, the Company entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”) among the Operating Company as the Borrower, each of the subsidiaries of the Operating Company as additional Borrowers, the General Partner and the Company as Guarantors, the Lenders identified therein, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer. The terms of the Credit Agreement are substantially the same as the terms of the prior agreement which was entered into on August 15, 2007 and amended eight times prior to entering into the Credit Agreement. The primary purpose of entering into the Credit Agreement was to consolidate the amendments to the prior agreement and to update outdated references. The current terms of the Credit Agreement are set forth below. Capitalized terms which are not defined in the following description shall have the meaning assigned to such terms in the Credit Agreement.

The Credit Agreement provides for both an acquisition credit facility (the “Acquisition Credit Facility”) of $65.0 million and a revolving credit facility (the “Revolving Credit Facility” and, together with the Acquisition Credit Facility, the “Credit Facility”) of $55.0 million. Amounts borrowed may be either Base Rate Loans or Eurodollar Rate Loans and once repaid or prepaid, amounts under the Acquisition Credit Facility may not be reborrowed. Depending on the type of loan, borrowings bear interest at the Base Rate or Eurodollar Rate, plus applicable margins ranging from 1.75% to 2.75% and 2.75% to 3.75%, respectively, depending on the Company’s Consolidated Leverage Ratio. The Base Rate is the highest of the Prime Rate, the Federal Funds Rate plus 0.50%, or the Eurodollar Rate plus 1.0%. The Eurodollar Rate is:

•	with respect to a Eurodollar Rate Loan, the higher of the British Bankers Association LIBOR Rate or 2.0%; and

•	with respect to a Base Rate Loan, the British Bankers Association LIBOR Rate.

The maturity date of the Credit Facility is January 29, 2016. The Company’s maximum Consolidated Leverage Ratio, which is the ratio of Consolidated Funded Indebtedness to Consolidated EBITDA, is 3.65 to 1.0 for all Measurement Periods ending after December 31, 2010. In addition, the Company will not be permitted to have Maintenance Capital Expenditures, as defined in the Credit Agreement, for any Measurement Period ending in 2011, 2012 and 2013 exceeding $4.6 million, $5.2 million and $5.8 million, respectively, or $6.5 million for any Measurement Period ending in 2014 or thereafter. The Company will also not permit:

•

Consolidated EBITDA for any Measurement Period to be less than the sum of (i) $52 million plus (ii) 80% of the aggregate of all Consolidated EBITDA for each Permitted Acquisition completed after February 9, 2011; or

•	Consolidated Fixed Charge Coverage Ratio to be less than 1.15x for any Measurement Period ending in 2011, or 1.20x for any Measurement Period thereafter.

On August 4, 2011, the Company entered into the First Amendment to the Credit Agreement (the “First Amendment”) to provide that the Company may not permit the Consolidated Fixed Charge Coverage Ratio to be less than 1.08x for any Measurement Period ending in the second and third fiscal quarters of 2011, 1.15x for any Measurement Period ending in the fourth quarter of 2011, or 1.20x thereafter. This amendment was effective on a retroactive basis to June 30, 2011.

The Credit Agreement requires the Borrowers to pay an unused commitment fee, which is calculated based on the amount by which the commitments under the Credit Agreement exceed the usage of such commitments. The Commitment Fee Rate ranges from 0.5% to 0.75% depending on the Company’s Consolidated Leverage Ratio.

The Credit Agreement contains restrictive covenants that, among other things, prohibit distributions upon defined events of default, restrict investments and sales of assets and require the Company to maintain certain financial covenants, including specified financial ratios. A material decrease in revenues could cause the Company to breach certain of its financial covenants, such as the Consolidated Leverage Ratio, Consolidated Fixed Charge Coverage Ratio and the Consolidated EBITDA covenant, under the Credit Agreement. Any such breach could allow the Lenders to accelerate (or create cross-default under) the Company’s debt which would have a material adverse effect on the Company’s business, financial condition or results of operations. As of June 30, 2011, after giving effect to the First Amendment, the Company was in compliance with all applicable financial covenants.

The proceeds of the Acquisition Credit Facility may be used by the Borrowers to finance (i) Permitted Acquisitions, and (ii) the purchase and construction of mausoleums. The proceeds of the Revolving Credit Facility and Swing Line Loans may be utilized to finance working capital requirements, Capital Expenditures and for other general corporate purposes. The Borrowers’ obligations under the Credit Agreement are guaranteed by both the Partnership and StoneMor GP LLC.

The Borrowers’ obligations under the Credit Facility are secured by a first priority lien and security interest in substantially all of the Borrowers’ assets, whether then owned or thereafter acquired, excluding: (i) trust accounts, certain proceeds required by law to be placed into such trust accounts and funds held in trust accounts; (ii) the General Partner’s interest in the Partnership, the incentive distribution rights under the Partnership’s partnership agreement and the deposit accounts of the General Partner into which distributions are received; (iii) Equipment subject to a purchase money security interest or equipment lease permitted under the Credit Agreement and certain other contract rights under which contractual, legal or other restrictions on assignment would prohibit the creation of a security interest or such creation of a security interest would result in a default thereunder.

Events of Default under the Credit Agreement include, but are not limited to, the following:

•	non-payment of any principal, interest or other amounts due under the Credit Agreement or any other Credit Document;

•

failure to observe or perform any covenants related to: (i) the delivery of financial statements, compliance certificates, reports and other information; (ii) providing prompt notice of Defaults and other events; (iii) the preservation of the legal existence and good standing of each Borrower and Guarantor; (iv) the ability of the Administrative Agent and each Lender to visit and inspect properties, examine books and records, and discuss financial and business affairs with directors, officers and independent public accountants of each Borrower and Guarantor; (v) restrictions on the use of proceeds; (vi) guarantees by new Subsidiaries; (vii) the maintenance of corporate formalities for each Borrower and Guarantor; (viii) the maintenance of Trust Accounts and Trust Funds; and (ix) any of the negative covenants contained in the Credit Agreement;

•	failure to observe or perform any other covenant, if uncured 30 days after notice thereof is provided by the Administrative Agent or Lenders;

•	any default under any other Indebtedness of the Borrowers or Guarantors;

•	any insolvency proceedings by a Borrower or Guarantor;

•	the insolvency of any Borrower or Guarantor, or a writ of attachment or execution or similar process issuing or being levied against any material part of the property of a Borrower or Guarantor; and

•	any Change in Control.

9.	INCOME TAXES

As of June 30, 2011, the Company’s taxable corporate subsidiaries had a federal net operating loss carryover of approximately $124.9 million, which will begin to expire in 2019 and $170.4 million in state net operating losses which begin to expire this year.

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

The provision for income taxes for the three and six months ended June 30, 2011 and 2010 is based upon the estimated annual effective tax rates expected to be applicable to the Company for 2011 and 2010, respectively. The Company’s effective tax rate differs from its statutory tax rate primarily because the Company’s legal entity structure includes different tax filing entities, including a significant number of partnerships that are not subject to paying tax.

The Company is not currently under examination by any state jurisdictions. The federal statute of limitations and certain state statutes of limitations are open from 2007 forward. Management believes that the accrual for tax liabilities is adequate for all open years. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. On the basis of present information, it is the opinion of the Company’s management that there are no pending assessments that will result in a material effect on the Company’s unaudited condensed consolidated financial statements over the next twelve months.

The Company recognizes any interest accrued related to unrecognized tax benefits in interest expense and any penalties in operating expenses. The Company has not recorded any material interest or penalties during the three and six months ended June 30, 2011 or 2010. During the three months ended June 30, 2011, the Company recorded an income tax benefit of approximately $0.9 million related to the reversal of uncertain tax positions for which the statute of limitations had expired.

10.	DEFERRED CEMETERY REVENUES, NET

At June 30, 2011 and December 31, 2010, deferred cemetery revenues, net, consisted of the following:

	As of
	June 30, 2011	December 31, 2010
	(in thousands)

Deferred cemetery revenue	$288,724	$266,754
Deferred merchandise trust revenue	42,287	28,999
Deferred merchandise trust unrealized gains	4,517	11,307
Deferred pre-acquisition margin	117,940	117,309
Deferred cost of goods sold	(40,440)	(37,904)

Deferred cemetery revenues, net	$413,028	$386,465

Deferred selling and obtaining costs	$64,685	$59,422

Deferred selling and obtaining costs are carried as an asset on the unaudited condensed consolidated balance sheet in accordance with the Financial Services – Insurance topic of the ASC.

11.	COMMITMENTS AND CONTINGENCIES

Legal

The Company is party to legal proceedings in the ordinary course of its business but does not expect the outcome of any proceedings, individually or in the aggregate, to have a material effect on the Company’s financial position, results of operations or liquidity.

Leases

At June 30, 2011, the Company was committed to operating lease payments for premises, automobiles and office equipment under various operating leases with initial terms ranging from one to five years and options to renew at varying terms. Expenses under operating leases were $0.5 million and $1.1 million for the three and six months ended June 30, 2011, respectively, and $0.5 million and $1.0 million for the three and six months ended 2010, respectively.

At June 30, 2011, operating leases will result in future payments in the following approximate amounts:

(in thousands)
2012	$1,612
2013	1,463
2014	915
2015	655
2016	647
Thereafter	1,868

Total	$7,160

12.	PARTNERS’ CAPITAL

Unit-Based Compensation

The Company has issued to certain key employees and management unit-based compensation in the form of unit appreciation rights and phantom partnership units.

Compensation expense recognized related to unit appreciation rights and restricted phantom unit awards for the three and six months ended June 30, 2011 and 2010 are summarized in the table below:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)

Unit appreciation rights	$119	$121	$239	$242
Restricted phantom units	72	56	142	111

Total unit-based compensation expense	$191	$177	$381	$353

As of June 30, 2011, there was approximately $1.2 million in non-vested unit appreciation rights outstanding. These unit appreciation rights will be expensed through the first quarter of 2013.

On February 9, 2011, the Company completed a follow on public offering of 3,756,155 common units, including an option to purchase up to 731,155 common units to cover over-allotments which was exercised in full by the underwriters, at a price of $29.25 per unit, representing a 19.4% interest in the Company. Total gross proceeds from these transactions were approximately $109.9 million, before offering costs and underwriting discounts. Net proceeds of the offering, including the related capital contribution of the General Partner, after deducting underwriting discounts and offering expenses, were approximately $105.5 million. As part of this transaction, selling unitholders also sold 1,849,366 common units. The Company did not receive any of the proceeds generated by the sale of any units held by the selling unitholders.

On June 22, 2011, the Company issued 9,852 units in connection with an acquisition consummated in the second quarter of 2010. See Note 13.

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

Pursuant to the 1st Quarter Purchase Agreement, the Buyer acquired three cemeteries in North Carolina, including certain related assets, and assumed certain related liabilities. In consideration for the net assets acquired, the Buyer paid the Seller $1.7 million in cash.

The table below reflects the Company’s preliminary assessment of the fair value of net assets acquired, the purchase price and the resulting goodwill that was made in the first quarter of the year. These amounts will be retrospectively adjusted as additional information is received.

Preliminary Assessment
(in thousands)

Assets:
Accounts receivable	$97
Cemetery property	1,710
Merchandise trusts, restricted, at fair value	880
Perpetual care trusts, restricted, at fair value	344
Property and equipment	332
Other assets	100

Total assets	3,463

Liabilities:
Deferred margin	795
Merchandise liabilities	734
Perpetual care trust corpus	344

Total liabilities	1,873

Fair value of net assets acquired	1,590

Consideration paid	1,700

Goodwill from purchase	$110

Second Quarter 2011 Acquisition

On June 22, 2011, the Operating Company, StoneMor Missouri LLC, a Missouri limited liability company and StoneMor Missouri Subsidiary LLC, a Missouri limited liability company, each a wholly-owned subsidiary of the Company (collectively the “Buyer”), entered into an Asset Purchase and Sale Agreement (the “2nd Quarter Purchase Agreement”) with SCI International, LLC, a Delaware limited liability company and Keystone America, Inc., a Delaware corporation (collectively the “Seller” or “SCI Missouri”).

Pursuant to the 2nd Quarter Purchase Agreement, the Buyer acquired three cemeteries and four funeral homes in Missouri, including certain related assets, and assumed certain related liabilities. In consideration for the net assets acquired, the Buyer paid the Seller $2.15 million in cash.

The table below reflects the Company’s preliminary assessment of the fair value of net assets acquired, the purchase price and the resulting goodwill recorded during the second quarter of the year. These amounts will be retrospectively adjusted as additional information is received.

Preliminary Assessment
(in thousands)

Assets:
Accounts receivable	$104
Cemetery property	880
Merchandise trusts, restricted, at fair value	2,622
Perpetual care trusts, restricted, at fair value	1,195
Property and equipment	1,783

Total assets	6,584

Liabilities:
Deferred margin	1,420
Merchandise liabilities	1,701
Perpetual care trust corpus	1,195
Deferred income tax liability, net	400

Total liabilities	4,716

Fair value of net assets acquired	1,868

Consideration paid	2,150

Goodwill from purchase	$282

The results of operations related to the acquisitions made in 2011 are not material to the unaudited condensed consolidated financial statements taken as a whole.

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

Final Assessment
(in thousands)
Assets:

Cemetery property	$33,761
Accounts receivable	2,651
Merchandise trusts, restricted, at fair value	48,027
Perpetual care trusts, restricted, at fair value	15,084
Property and equipment	5,768

Total assets	105,291

Liabilities:

Deferred margin	31,094
Merchandise liabilities	30,126
Deferred income tax liability, net	7,879
Perpetual care trust corpus	15,084

Total liabilities	84,183

Fair value of net assets acquired	21,108

Consideration paid	14,015

Gain on bargain purchase	$7,093

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

Effective June 21, 2010, pursuant to the 2nd Quarter Purchase Agreement and Amendment No. 1, the Buyer acquired the stock (the “Stock”) of certain companies owned by Ansure (the “Acquired Companies”) and certain assets (the “Assets”) owned by Nelms, Nelms LLC, Gill, Gardens of Memory, Garden View, Forest Lawn, Heritage, Royal Oak and MGMC, resulting in the acquisition of 8 cemeteries and 5 funeral homes in Indiana, Michigan and Ohio (the “Acquisition”). The Buyer acquired the Stock and Assets, advanced moneys to pay for trust shortfalls of the cemeteries, paid certain liabilities of the Sellers, which were offset by funds held in a Smith Barney Account acquired by the Buyer in the transaction, and paid certain legal fees of the parties to the transaction and other acquisition costs, for a total consideration, including the offset by the funds held in the Smith Barney Account, of approximately $32.5 million. The Acquisition was financed, in part, by borrowing $22.5 million from the Company’s acquisition facility under the Amended and Restated Credit Agreement dated August 15, 2007 among StoneMor LLC, certain of its subsidiaries, the Company, StoneMor GP LLC, Bank of America, N.A., the other lenders party thereto, and Banc of America Securities LLC, as amended.

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

Pursuant to the Non-Competition Agreement, the Company is obligated to issue additional Units which were initially valued at a fair value of $0.5 million based on a unit price of $20.30 just prior to the date of acquisition. As a result, the Company issued 9,852 units in June of 2011, resulting in a charge to partners’ capital of approximately $0.3 million. The Company is also obligated to issue an additional 9,852 units and 4,926 units in June of 2012 and June of 2013, respectively.

The table below reflects the Company’s final assessment of the fair value of net assets received, the purchase price and the resulting goodwill from the purchase and displays the adjustment made from the adjusted values reported at December 31, 2010. The Company obtained additional information in the second quarter of 2011 and has retrospectively adjusted these preliminary values as noted below.

	Preliminary Assessment	Adjustments	Final Assessment
	(in thousands)
Assets:
Cemetery land	$21,686	$—	$21,686
Cemetery and funeral home property	9,039	—	9,039
Accounts receivable	2,138	—	2,138
Merchandise trusts, restricted, at fair value	17,142	1,806	18,948
Perpetual care trusts, restricted, at fair value	3,349	733	4,082
Other assets	4,369	422	4,791

Total assets	57,723	2,961	60,684

Liabilities:

Deferred margin	15,939	—	15,939
Merchandise liabilities	15,543	—	15,543
Deferred income tax liability, net	9,426	302	9,728
Perpetual care trust corpus	3,349	733	4,082

Total liabilities	44,257	1,035	45,292

Fair value of net assets acquired	13,466	1,926	15,392

Paid at closing - purchase price	10,417	—	10,417

Paid at closing - units	5,785	110	5,895

Paid at closing - liabilities incurred	$3,648	$—	$3,648

Goodwill from purchase	$18,914	$(1,816)	$17,098

Total purchase price	19,850	110	19,960
Paid at closing - trust underfunding	12,530	—	12,530
Total paid at closing	32,380	110	32,490

If the acquisitions from the first and second quarters of 2010 had been consummated on January 1, 2010, on a pro forma basis, for the three and six months ended June 30, 2010, consolidated revenues would have been $51.7 million and $96.9 million, respectively, consolidated net income (loss) would have been $(2.1) million and $3.2 million, respectively and net income per unit (basic and diluted) would not have changed.

The accounting for other acquisitions made in the third and fourth quarters of 2010 has still not been finalized and is subject to further adjustment during 2011. During the second quarter of 2011, the Company obtained additional information related to acquisitions made in the third and fourth quarters of 2010. These adjustments resulted in changes to amounts reported on the balance sheet at December 31, 2010 as follows; an increase to goodwill of $0.1 million, a decrease to long-term accounts receivable of $0.2 million and a decrease to deferred revenues of $0.1 million.

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

Segment information as of and for the three and six months ended June 30, 2011 and 2010 is as follows:

As of and for the three months ended June 30, 2011:

	Cemeteries			Funeral Homes
	Southeast	Northeast	West		Corporate	Adjustment	Total
	(in thousands)
Revenues
Sales	$21,223	$8,565	$12,931	$—	$1	$(7,926)	$34,794
Service and other	7,820	5,618	6,256	—	—	(1,744)	17,950
Funeral home	—	—	—	7,563	—	(200)	7,363

Total revenues	29,043	14,183	19,187	7,563	1	(9,870)	60,107

Costs and expenses
Cost of sales	4,354	1,715	2,062	—	—	(915)	7,216
Cemetery	6,076	3,899	5,487	—	—	—	15,462
Selling	7,189	2,952	3,784	—	97	(1,835)	12,187
General and administrative	3,292	1,493	2,246	—	—	—	7,031
Corporate overhead	—	—	—	—	5,986	—	5,986
Depreciation and amortization	427	230	733	169	483	—	2,042
Funeral home	—	—	—	5,698	—	—	5,698
Acquisition related costs	—	—	—	—	1,025	—	1,025

Total costs and expenses	21,338	10,289	14,312	5,867	7,591	(2,750)	56,647

Operating profit	$7,705	$3,894	$4,875	$1,696	$(7,590)	$(7,120)	$3,460

Total assets	$435,317	$287,396	$382,303	$51,945	$32,089	$—	$1,189,050

Amortization of cemetery property	$1,000	$591	$215	$—	$—	$(231)	$1,575

Long lived asset additions	$932	$488	$2,014	$1,995	$192	$—	$5,621

Goodwill	$565	$—	$11,586	$6,394	$—	$—	$18,545

As of and for the six months ended June 30, 2011:

	Cemeteries			Funeral Homes
	Southeast	Northeast	West		Corporate	Adjustment	Total
	(in thousands)
Revenues
Sales	$39,967	$16,533	$23,022	$—	$5	$(20,203)	$59,324
Service and other	16,179	11,579	15,071	—	—	(7,510)	35,319
Funeral home	—	—	—	15,044	—	(349)	14,695

Total revenues	56,146	28,112	38,093	15,044	5	(28,062)	109,338

Costs and expenses
Cost of sales	8,071	3,316	3,616	—	—	(2,794)	12,209
Cemetery	11,027	6,969	9,552	—	—	—	27,548
Selling	13,605	5,770	6,716	—	678	(5,038)	21,731
General and administrative	6,269	3,020	4,172	—	(3)	—	13,458
Corporate overhead	—	—	—	—	11,944	—	11,944
Depreciation and amortization	758	444	1,241	567	1,478	—	4,488
Funeral home	—	—	—	11,007	—	—	11,007
Acquisition related costs	—	—	—	—	1,958	—	1,958

Total costs and expenses	39,730	19,519	25,297	11,574	16,055	(7,832)	104,343

Operating profit	$16,416	$8,593	$12,796	$3,470	$(16,050)	$(20,230)	$4,995

Total assets	$435,317	$287,396	$382,303	$51,945	$32,089	$—	$1,189,050

Amortization of cemetery property	$1,753	$1,140	$394	$—	$—	$(329)	$2,958

Long lived asset additions	$3,871	$752	$3,277	$2,040	$304	$—	$10,244

Goodwill	$565	$—	$11,586	$6,394	$—	$—	$18,545

As of and for the three months ended June 30, 2010:

	Cemeteries			Funeral
	Southeast	Northeast	West	Homes	Corporate	Adjustment	Total
	(in thousands)
Revenues
Sales	$20,770	$8,812	$9,344	$—	$—	$(11,415)	$27,511
Service and other	7,830	6,439	4,363	—	(57)	(3,122)	15,453
Funeral home	—	—	—	5,922	—	(149)	5,773

Total revenues	28,600	15,251	13,707	5,922	(57)	(14,686)	48,737

Costs and expenses
Cost of sales	4,230	1,728	1,517	—	—	(2,150)	5,325
Cemetery	5,412	3,495	3,181	—	—	(2)	12,086
Selling	6,360	2,792	2,663	—	259	(2,607)	9,467
General and administrative	3,080	1,478	1,616	—	(13)	—	6,161
Corporate overhead	—	—	—	—	5,605	—	5,605
Depreciation and amortization	373	190	182	45	1,139	—	1,929
Funeral home	—	—	—	4,642	—	—	4,642
Acquisition related costs	—	—	—	—	1,666	—	1,666

Total costs and expenses	19,455	9,683	9,159	4,687	8,656	(4,759)	46,881

Operating profit	$9,145	$5,568	$4,548	$1,235	$(8,713)	$(9,927)	$1,856

Total assets	$392,541	$260,035	$328,719	$48,268	$32,192	$—	$1,061,755

Amortization of cemetery property	$795	$560	$174	$—	$—	$(213)	$1,316
Long lived asset additions	$1,937	$470	$23,043	$7,804	$124	$—	$33,378
Goodwill	$456	$—	$11,304	$5,818	$—	$—	$17,578

As of and for the six months ended June 30, 2010:

	Cemeteries			Funeral Homes
	Southeast	Northeast	West		Corporate	Adjustment	Total
	(in thousands)
Revenues
Sales	$39,425	$16,765	$16,237	$—	$(79)	$(24,452)	$47,896
Service and other	15,249	12,055	7,864	—	—	(5,308)	29,860
Funeral home	—	—	—	11,962	—	(311)	11,651

Total revenues	54,674	28,820	24,101	11,962	(79)	(30,071)	89,407

Costs and expenses
Cost of sales	8,000	3,311	2,528	—	5	(4,119)	9,725
Cemetery	9,703	6,339	5,292	—	—	(1)	21,333
Selling	12,522	5,397	4,731	—	320	(5,887)	17,083
General and administrative	5,906	2,984	2,878	—	(9)	—	11,759
Corporate overhead	—	—	—	—	10,694	—	10,694
Depreciation and amortization	737	380	305	443	1,874	—	3,739
Funeral home	—	—	—	9,073	—	—	9,073
Acquisition related costs	—	—	—	—	2,656	—	2,656

Total costs and expenses	36,868	18,411	15,734	9,516	15,540	(10,007)	86,062

Operating profit	$17,806	$10,409	$8,367	$2,446	$(15,619)	$(20,064)	$3,345

Total assets	$392,541	$260,035	$328,719	$48,268	$32,192	$—	$1,061,755

Amortization of cemetery property	$1,585	$1,071	$293	$—	$—	$(389)	$2,560
Long lived asset additions	$1,964	$774	$62,926	$7,853	$186	$—	$73,703
Goodwill	$456	$—	$11,304	$5,818	$—	$—	$17,578

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

The following table allocates the Company’s assets and liabilities measured at fair value as of June 30, 2011 and December 31, 2010.

As of June 30, 2011
Merchandise Trust

Description	Level 1	Level 2	Total
	(in thousands)
Assets

Short-term investments	$25,748	$—	$25,748

Fixed maturities:
U.S. government and federal agency	—	—	—
U.S. state and local government agency	—	23	23
Corporate debt securities	—	10,218	10,218
Other debt securities	—	2,461	2,461

Total fixed maturity investments	—	12,702	12,702

Mutual funds - debt securities	69,366	—	69,366
Mutual funds - equity securities - real estate sector	24,448	—	24,448
Mutual funds - equity securities - energy sector	27,912	—	27,912
Mutual funds - equity securities - MLP’s	20,541	—	20,541
Mutual funds - equity securities - other	67,720	—	67,720

Equity securities
Preferred REIT’s	9,108	—	9,108
Master limited partnerships	37,265	—	37,265
Global equity securities	22,627	—	22,627
Other invested assets	—	5,380	5,380

Total	$304,735	$18,082	$322,817

Perpetual Care Trust

Description	Level 1	Level 2	Total
	(in thousands)
Assets

Short-term investments	$14,583	$—	$14,583

Fixed maturities:
U.S. government and federal agency	613	—	613
U.S. state and local government agency	—	148	148
Corporate debt securities	—	22,903	22,903
Other debt securities	—	371	371

Total fixed maturity investments	613	23,422	24,035

Mutual funds-debt securities	62,376	—	62,376
Mutual funds - equity securities - real estate sector	25,977	—	25,977
Mutual funds - equity securities - energy sector	19,561	—	19,561
Mutual funds - equity securities - MLP’s	13,678	—	13,678
Mutual funds - equity securities - other	47,826	—	47,826

Equity securities
Preferred REIT’s	20,076	—	20,076
Master limited partnerships	25,445	—	25,445
Global equity securities	752	—	752
Other invested assets	—	145	145

Total	$230,887	$23,567	$254,454

As of December 31, 2010
Merchandise Trust

Description	Level 1	Level 2	Total
	(in thousands)
Assets

Short-term investments	$40,723	$—	$40,723

Fixed maturities:
U.S. government and federal agency	—	—	—
U.S. state and local government agency	—	23	23
Corporate debt securities	—	9,940	9,940
Other debt securities	—	1,538	1,538

Total fixed maturity investments	—	11,501	11,501

Mutual funds - debt securities	52,518	—	52,518
Mutual funds - equity securities - real estate sector	12,761	—	12,761
Mutual funds - equity securities - energy sector	29,119	—	29,119
Mutual funds - equity securities - MLP’s	20,077	—	20,077
Mutual funds - equity securities - other	64,708	—	64,708

Equity securities
Preferred REIT’s	16,549	—	16,549
Master limited partnerships	36,520	—	36,520
Global equity securities	22,192	—	22,192
Other invested assets	—	5,208	5,208

Total	$295,167	$16,709	$311,876

Perpetual Care Trust

Description	Level 1	Level 2	Total
	(in thousands)
Assets

Short-term investments	$20,583	$—	$20,583

Fixed maturities:
U.S. government and federal agency	600	—	600
U.S. state and local government agency	—	148	148
Corporate debt securities	—	22,692	22,692
Other debt securities	—	508	508

Total fixed maturity investments	600	23,348	23,948

Mutual funds - debt securities	55,149	—	55,149
Mutual funds - equity securities - real estate sector	13,026	—	13,026
Mutual funds - equity securities - energy sector	21,340	—	21,340
Mutual funds - equity securities - MLP’s	13,564	—	13,564
Mutual funds - equity securities - other	43,850	—	43,850

Equity securities
Preferred REIT’s	31,050	—	31,050
Master limited partnerships	25,426	—	25,426
Global equity securities	776		776
Other invested assets	—	978	978

Total	$225,364	$24,326	$249,690

All level 2 assets are priced utilizing independent pricing services. There were no level 3 assets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Cornerstone had been founded in 1999 by members of our management team and a private equity investment firm, which we refer to as McCown De Leeuw, in order to acquire a group of 123 cemetery properties and 4 funeral homes. Since that time, Cornerstone, succeeded by us, has acquired additional cemeteries and funeral homes, entered into long term cemetery operating agreements, built funeral homes, and sold cemeteries and funeral homes, resulting in the operation of 263 cemeteries and 62 funeral homes.

Capitalization

In September of 2004, we completed our initial public offering. Since that time, we have completed additional follow on public offerings and debt offerings.

On February 9, 2011, we completed a follow on public offering of 3,756,155 common units, including an option to purchase up to 731,155 common units to cover over-allotments which was exercised in full by the underwriters, at a price of $29.25 per unit, representing a 19.4% interest in us. Total gross proceeds from these transactions were approximately $109.9 million, before offering costs and underwriting discounts. Net proceeds of the offering, including the related capital contribution of our General Partner, after deducting underwriting discounts and offering expenses, were approximately $105.5 million. The proceeds were used to pay off $33.5 million of debt under our credit facilities and $35.0 million of debt outstanding on our Series B and Series C Senior Secured Notes. As part of this transaction, selling unitholders also sold 1,849,366 common units. We did not receive any of the proceeds generated by the sale of any units held by the selling unitholders.

Overview

Cemetery Operations

We are currently the second largest owner and operator of cemeteries in the United States. As of June 30, 2011, we operated 263 cemeteries in 25 states and Puerto Rico. We own 242 of these cemeteries, and we operate the remaining 21 under management or operating agreements with the nonprofit cemetery corporations that own the cemeteries. As a result of the agreements, other control arrangements and applicable accounting rules, we have treated 15 of these cemeteries as acquisitions for accounting purposes. There were three cemeteries to which we entered into a long-term operating agreement in the third quarter of 2010, and three cemeteries to which we entered into long-term operating agreements in 2009 that did not qualify as acquisitions for accounting purposes. The results of operations of these 6 cemeteries are included in our results of operations from the date we began operating the properties.

We sell cemetery products and services both at the time of death, which we refer to as at-need, and prior to the time of death, which we refer to as pre-need. Revenues from cemetery operations accounted for approximately 87.8% and 86.6% of our revenues during the three and six months ended June 30, 2011 as compared to 88.2% and 87.0% during the same periods last year.

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

Contracts related to pre-need installment sales are usually for a period not to exceed 60 months, with payments of principal and interest required. Pre-need sales contracts normally contain provisions for both principal and interest. For those contracts that do not bear a market rate of interest, we impute such interest based upon the prime rate plus 150 basis points, which resulted in a rate of 4.75% for the three and six months ended June 30, 2011 and 2010.

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

Funeral Home Operations

As of June 30, 2011, we owned and operated 62 funeral homes. These properties are located in seventeen states and Puerto Rico. Thirty four of our funeral homes are located on the grounds of cemeteries that we own.

We derive revenues at our funeral homes from the sale of funeral home merchandise, including caskets and related funeral merchandise, and services, including removal and preparation of remains, the use of our facilities for visitation, worship and performance of funeral services and transportation services. We sell these services and merchandise almost exclusively at the time of need utilizing salaried licensed funeral directors. Funeral home revenues accounted for approximately 12.2% and 13.4% of our revenues during the three and six months ended June 30, 2011 as compared to 11.8% and 13.0% during the same periods last year.

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

2011 Developments

Significant business developments for the six months ended June 30, 2011 include the following:

•

On January 5, 2011, we entered into an Asset Purchase and Sale Agreement with Heritage Family Services, Inc., a North Carolina Corporation and an individual. Pursuant to this agreement, we acquired three cemeteries in North Carolina, including certain related assets and liabilities. In consideration for the transfer, we paid $1.7 million in cash.

•

On February 9, 2011, we completed a follow on public offering of 3,756,155 common units, including an option to purchase up to 731,155 common units to cover over-allotments which was exercised in full by the underwriters, at a price of $29.25 per unit, representing a 19.4% interest in us. Total gross proceeds from these transactions were approximately $109.9 million, before offering costs and underwriting discounts. Net proceeds of the offering, including the related capital contribution of the General Partner, after deducting underwriting discounts and offering expenses, were approximately $105.5 million. As part of this transaction, selling unitholders also sold 1,849,366 common units. We did not receive any of the proceeds generated by the sale of any units held by the selling unitholders.

•

On June 22, 2011, we entered into an Asset Purchase and Sale Agreement with SCI International, LLC, a Delaware limited liability company and Keystone America, Inc., a Delaware corporation. Pursuant to this agreement, we acquired three cemeteries and four funeral homes in Missouri, including certain related assets and liabilities. In consideration for the transfer, we paid $2.15 million in cash.

Current Market Conditions and Economic Developments

As of June 30, 2011 and December 31, 2010, the market value of the assets in our merchandise trust exceeds its amortized cost by 1.4% and 3.7%, respectively and the market value of the assets in our perpetual care trust exceeds its amortized cost by 5.7% and 6.5%, respectively.

Further, we were able to raise capital via a follow on public offering of our common units, representing a limited partnership interest in us, in February of 2011 and September of 2010. In addition, as of June 30, 2011, the majority of our long-term debt consists of $150.0 million in Senior Notes which is due in 2017 and $8.0 million of borrowings on our Revolving Credit Facility. We also have availability on our acquisition and revolving lines of credit of $65.0 million and $47.0 million, respectively.

The value of pre-need and at-need contracts written has not deteriorated and the aggregate values of contracts written were $64.2 million and $121.1 million for the three and six months ended June 30, 2011 as compared to $57.5 million and $107.0 million during the same periods last year.

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

The coverage ratio relates to the excess of the Profitability Measure less distributions made to partners over fixed charges. After giving effect to the First Amendment to the Credit Agreement, we were in compliance with our coverage ratio as of June 30, 2011. Due to the adjustment to the coverage ratio in the First Amendment to the Credit Agreement, we do not believe we are in danger of defaulting on this debt covenant.

The leverage ratio relates to the ratio of consolidated debt to the Profitability Measure. This measure was significantly improved due to the pay down of debt using proceeds from our February 2011 follow on public offering of common units as well as the third quarter 2010 public offering of common units. Our leverage ratio is 2.58 at June 30, 2011 as opposed to a maximum allowed ratio of 3.65. We do not believe we are currently in danger of defaulting on this debt covenant.

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

Results of Operations – Segments

Three Months Ended June 30, 2011 Compared to Three Months ended June 30, 2010

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

Cemetery Operations – Southeast

The table below compares the results of operations for our Cemetery Operations – Southeast for the three months ended June 30, 2011 to the same period last year:

	Three months ended June 30,
	2011	2010	Change ($)	Change (%)
	(In thousands)
	(non-GAAP)

Total revenues	$29,043	$28,600	$443	1.5%
Total costs and expenses	21,338	19,455	1,883	9.7%

Operating profit	$7,705	$9,145	$(1,440)	-15.7%

Revenues

Revenues for Cemetery Operations – Southeast were $29.0 million for the three months ended June 30, 2011, an increase of $0.4 million, or 1.5%, compared to $28.6 million during the same period last year.

The increase was related to an overall increase in the value of contracts written, with an increase of $0.6 million in the value of pre-need contracts and $0.1 million in the value of at-need contracts. This was partially offset by a decrease of $0.4 million in income from our trusts.

Total costs and expenses

Total costs and expenses for Cemetery Operations – Southeast were $21.3 million for the three months ended June 30, 2011, an increase of $1.9 million, or 9.7%, compared to $19.4 million during the same period last year.

The increase was primarily related to:

•	A $0.1 million increase in cost of goods sold. This was attributable to the corresponding increase in the value of contracts written.

•	A $0.8 million increase in selling expenses. This was primarily attributable to an increase of $0.3 million in commission related expenses and $0.5 million in salary and benefit expenses.

•

A $0.7 million increase in cemetery expenses. The increase was primarily due to increases of $0.2 million in labor costs, $0.3 million in repair and maintenance costs, $0.1 million in real estate taxes and $0.1 million in utility and fuel costs.

•	A $0.2 million increase in general and administrative expense primarily due to an increase in labor costs, insurance expense, and general office costs.

Cemetery Operations – Northeast

The table below compares the results of operations for our Cemetery Operations – Northeast for the three months ended June 30, 2011 to the same period last year:

	Three months ended June 30,
	2011	2010	Change ($)	Change (%)
	(In thousands)
	(non-GAAP)

Total revenues	$14,183	$15,251	$(1,068)	-7.0%
Total costs and expenses	10,289	9,683	606	6.3%

Operating profit	$3,894	$5,568	$(1,674)	-30.1%

Revenues

Revenues for Cemetery Operations – Northeast were $14.2 million for the three months ended June 30, 2011, a decrease of $1.1 million, or 7.0%, compared to $15.3 million during the same period last year.

The decrease is related to an overall decrease in the value of contracts written of $0.1 million and a decrease of $1.0 million in income from our trusts.

Total costs and expenses

Total costs and expenses for Cemetery Operations – Northeast were $10.3 million for the three months ended June 30, 2011, an increase of $0.6 million, or 6.3%, compared to $9.7 million during the same period last year.

The increase was primarily related to:

•	A $0.2 million increase in selling expense. This was primarily attributable to increases in salary and benefit expenses and commissions.

•	A $0.4 million increase in cemetery expenses. The increase was primarily due to increases of $0.2 million in labor costs and $0.2 million in maintenance costs.

Cemetery Operations – West

In 2010, we acquired 19 cemeteries in our Cemetery Operations – West segment. Of these acquisitions, 6 occurred within the last 2 weeks of our second quarter ending June 30, 2010, and 4 occurred in the second half of 2010. Therefore, the results of operations for these properties have little or no impact on the three months ended June 30, 2010, but are included in the three months ended June 30, 2011. These additions are the main factor causing the increases to all revenue and expense categories across this segment.

The table below compares the results of operations for our Cemetery Operations – West for the three months ended June 30, 2011 to the same period last year:

	Three months ended June 30,
	2011	2010	Change ($)	Change (%)
	(In thousands)
	(non-GAAP)

Total revenues	$19,187	$13,707	$5,480	40.0%
Total costs and expenses	14,312	9,159	5,153	56.3%

Operating profit	$4,875	$4,548	$327	7.2%

Revenues

Revenues for Cemetery Operations – West were $19.2 million for the three months ended June 30, 2011, an increase of $5.5 million, or 40.0%, compared to $13.7 million during the same period last year.

The increase was primarily related to an increase of $2.5 million in the value of pre-need contracts written, an increase of $2.3 million in the value of at-need contracts written and an increase of $0.6 million in income from our trusts.

Total costs and expenses

Total costs and expenses for Cemetery Operations – West were $14.3 million for the three months ended June 30, 2011, an increase of $5.2 million, or 56.3%, compared to $9.2 million during the same period last year.

The increase was primarily related to:

•	A $0.5 million increase in the cost of goods sold. This was attributable to the corresponding increase in the value of contracts written.

•	A $1.1 million increase in selling expense. This was primarily attributable to an increase of $0.6 million in commission related expenses and $0.4 million in salary and benefit expenses.

•

A $2.3 million increase in cemetery expenses. The increase was primarily due to increases of $1.0 million in labor costs, $0.2 million in utility and fuel costs, $0.5 million in repair and maintenance costs and $0.5 million in real estate taxes.

•	A $0.6 million increase in general and administrative expenses. The increase was primarily due to increases of $0.4 million in labor costs and $0.2 million in insurance costs.

•	A $0.6 million increase in depreciation.

Funeral Home Segment

In 2010, we acquired 6 funeral homes. All of these acquisitions occurred on or subsequent to June 21, 2010. Therefore, the results of operations for these funeral homes are included in the three months ended June 30, 2011, but have very little or no impact on results for the three months ended June 30, 2010. These additions are the main factor causing the increases to all revenue and expense categories across this segment.

The table below compares the results of operations for our Funeral Home segment for the three months ended June 30, 2011 as compared to the same period last year:

	Three months ended June 30,
	2011	2010	Change ($)	Change (%)
	(In thousands)
	(non-GAAP)

Total revenues	$7,563	$5,922	$1,641	27.7%
Total costs and expenses	5,867	4,687	1,180	25.2%

Operating profit	$1,696	$1,235	$461	37.3%

Revenues

Revenues for the Funeral Home segment were $7.6 million for the three months ended June 30, 2011, an increase of $1.7 million, or 27.7%, compared to $5.9 million during the same period last year.

The increase was primarily attributable to a $0.8 million increase in at-need revenues, a $0.5 million increase in pre-need revenues and a $0.3 million increase in other revenues.

Total costs and expenses

Total costs and expenses for the Funeral Home segment were $5.9 million for the three months ended June 30, 2011, an increase of $1.2 million, or 25.2%, compared to $4.7 million during the same period last year.

The increase was primarily attributable to an increase of $0.6 million in personnel expenses, $0.3 million in facility costs, $0.1 million in merchandise costs and increases in other general expense categories.

Corporate Segment

Amounts allocated to the Corporate segment include each of the following:

•	Miscellaneous selling, cemetery and general administrative expenses that are not allocable to other operating segments.

•	Various home office and other expenses. These expenses equal the total corporate expenses as shown on the face of the income statement.

•	Certain depreciation and amortization expenses.

•	Gains and losses and purchases and sales of cemetery and funeral home properties.

•	Acquisition related costs.

The table below details expenses incurred by the Corporate segment for the three months ended June 30, 2011 and for the same period last year:

	Three months ended June 30,
	2011	2010	Change ($)	Change (%)
	(In thousands)
	(non-GAAP)

Selling, cemetery and general and administrative expenses	$97	$246	$(149)	-60.6%
Depreciation and amortization	483	1,139	(656)	-57.6%
Acquisition related costs	1,025	1,666	(641)	-38.5%

Corporate expenses
Corporate personnel expenses	2,894	2,604	290	11.1%
Other corporate expenses	3,092	3,001	91	3.0%

Total corporate overhead	5,986	5,605	381	6.8%

Total corporate expenses	$7,591	$8,656	$(1,065)	-12.3%

Selling, cemetery and general administrative expenses allocated to the Corporate segment were $0.1 million for the three months ended June 30, 2011, a decrease of $0.1 million, or 60.6% compared to $0.2 million during the same period last year.

Total corporate overhead was $6.0 million for the three months ended June 30, 2011, an increase of $0.4 million, or 6.8% compared to $5.6 million during the same period last year. The increase was primarily attributable to an increase of $0.3 million in labor costs.

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

The table below analyzes results of operations and the changes therein for the three months ended June 30, 2011 as compared to the same period last year. The table is structured so that our readers can determine whether changes were based upon changes in the level of merchandise and services and other revenues generated during each period and/ or changes in the timing of when merchandise and services were delivered:

	Three months ended			Three months ended
	June 30, 2011			June 30, 2010
	(In thousands)			(In thousands)
	Segment Results (non-GAAP)	Non-segment Results	GAAP Results	Segment Results (non-GAAP)	Non-segment Results	GAAP Results	Change in GAAP results ($)	Change in GAAP results (%)
Revenues

Pre-need cemetery revenues	$32,836	$(6,804)	$26,032	$29,845	$(9,548)	$20,297	$5,735	28.3%
At-need cemetery revenues	20,562	(1,132)	19,430	18,224	(2,178)	16,046	3,384	21.1%
Investment income from trusts	6,977	(1,921)	5,056	7,656	(3,003)	4,653	403	8.7%
Interest income	1,596	—	1,596	1,460	—	1,460	136	9.3%
Funeral home revenues	7,563	(200)	7,363	5,922	(149)	5,773	1,590	27.5%
Other cemetery revenues	443	187	630	316	192	508	122	24.0%

Total revenues	69,977	(9,870)	60,107	63,423	(14,686)	48,737	11,370	23.3%

Costs and expenses

Cost of goods sold	8,131	(915)	7,216	7,475	(2,150)	5,325	1,891	35.5%
Cemetery expense	15,462	—	15,462	12,088	(2)	12,086	3,376	27.9%
Selling expense	14,022	(1,835)	12,187	12,074	(2,607)	9,467	2,720	28.7%
General and administrative expense	7,031	—	7,031	6,161	—	6,161	870	14.1%
Corporate overhead	5,986	—	5,986	5,605	—	5,605	381	6.8%
Depreciation and amortization	2,042	—	2,042	1,929	—	1,929	113	5.9%
Funeral home expense	5,698	—	5,698	4,642	—	4,642	1,056	22.7%
Acquisition related costs	1,025	—	1,025	1,666	—	1,666	(641)	-38.5%

Total costs and expenses	59,397	(2,750)	56,647	51,640	(4,759)	46,881	9,766	20.8%

Operating profit	$10,580	$(7,120)	$3,460	$11,783	$(9,927)	$1,856	$1,604	86.4%

Revenues

Pre-need cemetery revenues were $26.0 million for the three months ended June 30, 2011, an increase of $5.7 million, or 28.3%, as compared to $20.3 million during the same period last year. The increase was primarily caused by an increase of $3.0 million in the value of cemetery contracts written and a decrease of $2.7 million in deferred revenue.

At-need cemetery revenues were $19.4 million for the three months ended June 30, 2011, an increase of $3.4 million, or 21.1%, as compared to $16.0 million during the same period last year. The increase was primarily caused by an increase of $2.3 million in the value of cemetery contracts written and a decrease of $1.1 million in deferred revenue.

The increase in the value of pre-need and at-need contracts was primarily driven by our Cemetery Operations - West segment where we acquired 6 cemeteries within the last 2 weeks of our second quarter ended June 30, 2010 and 4 cemeteries in the second half of 2010. Therefore, the results of operations for these cemeteries are included in the three months ended June 30, 2011, but have little or no impact on the three months ended June 30, 2010.

Investment income from trusts was $5.1 million for the three months ended June 30, 2011, an increase of $0.4 million, or 8.7%, as compared to $4.7 million during the same period last year. On a segment basis, we had an decrease of $0.7 million, which was offset by an adjustment of $1.1 million related to funds for which we have met the requirements that allow us to recognize them as revenue.

Interest income on accounts receivable was $1.6 million for the three months ended June 30, 2011, an increase of $0.1 million, or 9.3%, as compared to $1.5 million during the same period last year.

Revenues for the Funeral Home segment were $7.4 million for the three months ended June 30, 2011, an increase of $1.6 million, or 27.5%, compared to $5.8 million during the same period last year. The increase was driven by the 6 funeral homes we acquired in 2010, and was primarily attributable to a $0.8 million increase in at-need revenues, a $0.5 million increase in pre-need revenues and a $0.3 million increase in other revenues.

Other cemetery revenues were $0.6 million for the three months ended June 30, 2011, as compared to $0.5 million during the same period last year.

Costs and Expenses

Cost of goods sold were $7.2 million during the three months ended June 30, 2011, an increase of $1.9 million, or 35.5%, as compared to $5.3 million during the same period last year. The ratio of cost of goods sold to pre-need and at-need cemetery revenues increased slightly to 15.9% during the three months ended June 30, 2011 as compared to 14.7% during the same period last year. The change in the ratio primarily relates to changes in product mix.

Cemetery expenses were $15.5 million during the three months ended June 30, 2011, an increase of $3.4 million, or 27.9%, compared to $12.1 million during the same period last year. The major components of the overall expense increase were $1.4 million in labor costs, $1.0 million in repairs and maintenance expenditures, $0.6 million in real estate taxes and $0.3 million in utility and fuel cost. Cemetery expenses relate to the current costs of managing and maintaining our cemetery properties. These costs are expensed as incurred and are not deferred. Accordingly, from a margin standpoint, the most effective gauge of measuring cemetery expenses is as a ratio of segment level pre-need and at-need cemetery revenues. The ratio of cemetery expenses to segment level pre-need and at-need cemetery revenues was 29.0% during the three months ended June 30, 2011 as compared to 25.1% during the same period last year.

Selling expenses were $12.2 million during the three months ended June 30, 2011, an increase of $2.7 million, or 28.7%, as compared to $9.5 million during the same period last year. The majority of our selling expenses are directly related to sales commissions and bonuses, which would be directly related to changes in the value of pre-need and at-need contracts written. The ratio of selling expenses to segment level pre-need and at-need cemetery revenues increased to 22.8% during the three months ended June 30, 2011 as compared to 19.7% during the same period last year. The major components of the overall expense increase were $0.9 million in commissions, $1.0 million in salaries and benefits, and a reduction in deferred selling expenses of $0.8 million.

General and administrative expenses were $7.0 million during the three months ended June 30, 2011, an increase of $0.9 million, or 14.1%, compared to $6.2 million during the same period last year. The majority of the increase was primarily due to increases of $0.5 million in labor costs and $0.2 million in insurance costs, with the remaining increase attributable to office supplies and other miscellaneous expenses. General and administrative expenses are expensed as incurred and are not deferred. Accordingly, from a margin standpoint, the most effective gauge of measuring general and administrative expenses is as a ratio of segment level pre-need and at-need cemetery revenues. The ratio of general and administrative expenses to segment level pre-need and at-need cemetery revenues remained relatively consistent and was 13.2% during the three months ended June 30, 2011 compared to 12.8% during the same period last year.

Total corporate overhead was $6.0 million during the three months ended June 30, 2011, an increase of $0.4 million, or 6.8%, compared to $5.6 million during the same period last year. The increase was primarily caused by increases in labor costs.

Depreciation and amortization was $2.0 million during the three months ended June 30, 2011, an increase of $0.1 million, or 5.9%, as compared to $1.9 million during the period last year. The increase was primarily due to increased depreciation and amortization from tangible and intangible assets acquired in our 2010 acquisitions.

Funeral home expenses were $5.7 million for the three months ended June 30, 2011, an increase of $1.1 million, or 22.7%, as compared to $4.6 million during the same period last year. The increase was primarily attributable to an increase of $0.6 million in personnel expenses, $0.3 million in facility costs, and $0.1 million in merchandise costs and is driven by the 6 funeral homes we acquired in 2010.

Acquisition related costs were $1.0 million for the three months ended June 30, 2011, a decrease of $0.7 million, or 38.5%, as compared to $1.7 million during the same period last year. These costs will vary from period to period depending on the amount of acquisition activity that takes place.

Non-segment Allocated Results

As previously mentioned, certain income statement amounts are not allocated to segment operations. These amounts are those line items that can be found on our income statement below operating profit and above income before income taxes.

The table below summarizes these items and the changes between the three months ended June 30, 2011 and 2010:

	Three months ended June 30,
	2011	2010	Change ($)	Change (%)
	(In thousands)
	(non-GAAP)

Increase in fair value of interest rate swaps	$—	$1,568	$(1,568)	-100.0%
Interest expense	4,352	5,239	(887)	-16.9%
Income tax benefit	$(1,707)	$(355)	$(1,352)	380.8%

We entered into two interest rate swaps during the fourth quarter of 2009. During the three months ended June 30, 2010, there was a favorable increase in the fair value of the interest rate swaps of $1.6 million. The interest rate swaps were terminated in the fourth quarter of 2010.

Interest expense decreased as a result of our reduced debt. Amounts outstanding under our credit facilities were $53.0 million at June 30, 2010, compared to $8.0 million at June 30, 2011. We also had $35.0 million of Senior Secured Notes outstanding at June 30, 2010. The Senior Notes, along with all amounts outstanding on our credit facilities were repaid in February of 2011. We did not have any borrowing on our credit facilities from this point through the end of May 2011, when we borrowed $8.0 million. This decrease in expense was offset in part by additional interest expense related to amortized debt discounts on notes payable incurred in connections with our 2010 acquisitions. In addition, for the 3 months ended June 30, 2010, we had interest rate swaps that reduced our interest payments and expense by approximately $0.4 million. The interest rate swaps were terminated in fourth quarter of 2010.

Income tax benefit was $1.7 million for the three months ended June 30, 2011, an increase of $1.3 million, or 380.8%, as compared to $0.4 million during the same period last year. The increase is due in part to the recording of a $0.9 million income tax benefit related to the reversal of uncertain tax positions for which the statute of limitations had expired. In addition, our effective tax rate differs from our statutory tax rate primarily because our legal entity structure includes different tax filing entities, including a significant number of partnerships that are not subject to paying tax.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Cemetery Operations – Southeast

The table below compares the results of operations for our Cemetery Operations – Southeast for the six months ended June 30, 2011 to the same period last year:

	Six months ended June 30,
	2011	2010	Change ($)	Change (%)
	(In thousands)
	(non-GAAP)

Total revenues	$56,146	$54,674	$1,472	2.7%
Total costs and expenses	39,730	36,868	2,862	7.8%

Operating profit	$16,416	$17,806	$(1,390)	-7.8%

Revenues

Revenues for Cemetery Operations – Southeast were $56.1 million for the six months ended June 30, 2011, an increase of $1.5 million, or 2.7%, compared to $54.6 million during the same period last year.

The increase was related to an overall increase in the value of contracts written, with an increase of $0.8 million in the value of at-need contracts and $0.4 million in the value of pre-need contracts. We also had an increase of $0.1 million in income from our trusts.

Total costs and expenses

Total costs and expenses for Cemetery Operations – Southeast were $39.7 million for the six months ended June 30, 2011, an increase of $2.9 million, or 7.8%, compared to $36.8 million during the same period last year.

The increase was primarily related to:

•	A $0.1 million increase in cost of goods sold. This was attributable to the corresponding increase in the value of contracts written.

•

A $1.1 million increase in selling expenses. This was primarily attributable to an increase of $0.6 million in salary and benefit expenses, $0.3 million in commission related expenses and $0.1 million in telephone and telemarketing costs.

•

A $1.3 million increase in cemetery expenses. The increase was primarily due to increases of $0.5 million in labor costs, $0.4 million in repair and maintenance costs, $0.2 million in real estate taxes and $0.2 million in utility and fuel costs.

•	A $0.4 million increase in general and administrative expense primarily due to an increase of $0.2 million in labor costs and other general office and miscellaneous costs.

Cemetery Operations – Northeast

The table below compares the results of operations for our Cemetery Operations – Northeast for the six months ended June 30, 2011 to the same period last year:

	Six months ended June 30,
	2011	2010	Change ($)	Change (%)
	(In thousands)
	(non-GAAP)

Total revenues	$28,112	$28,820	$(708)	-2.5%
Total costs and expenses	19,519	18,411	1,108	6.0%

Operating profit	$8,593	$10,409	$(1,816)	-17.4%

Revenues

Revenues for Cemetery Operations – Northeast were $28.1 million for the six months ended June 30, 2011, a decrease of $0.7 million, or 2.5%, compared to $28.8 million during the same period last year.

On an overall basis, we had an increase in the value of contracts written, with an increase of $0.7 million in the value of at-need contracts being offset by a decrease of $0.4 million in the value of pre-need contracts. In addition, we had a decrease of $1.0 million in income from our trusts.

Total costs and expenses

Total costs and expenses for Cemetery Operations – Northeast were $19.5 million for the six months ended June 30, 2011, an increase of $1.1 million, or 6.0%, compared to $18.4 million during the same period last year.

The increase was primarily related to:

•	A $0.4 million increase in selling expense. This was primarily attributable to an increase of $0.2 million in labor costs and $0.1 million in telephone and telemarketing costs.

•

A $0.6 million increase in cemetery expenses. The increase was primarily due to increases of $0.4 million in labor costs, $0.1 million in utility and fuel costs and $0.1 million in repair and maintenance costs.

Cemetery Operations – West

In 2010, we acquired 19 cemeteries in our Cemetery Operations – West segment. Of these acquisitions, 9 occurred on March 30, 2010, 6 occurred within the last 2 weeks of our second quarter ending June 30, 2010 and 4 occurred in the second half of 2010. Therefore, the results of operations for all of these properties are included in the six months ended June 30, 2011, but have much less of an impact, or in some cases no impact, on the six months ended June 30, 2010. These additions are the main factor causing the increases to all revenue and expense categories across this segment.

The table below compares the results of operations for our Cemetery Operations – West for the six months ended June 30, 2011 to the same period last year:

	Six months ended June 30,
	2011	2010	Change ($)	Change (%)
	(In thousands)
	(non-GAAP)

Total revenues	$38,093	$24,101	$13,992	58.1%
Total costs and expenses	25,297	15,734	9,563	60.8%

Operating profit	$12,796	$8,367	$4,429	52.9%

Revenues

Revenues for Cemetery Operations – West were $38.1 million for the six months ended June 30, 2011, an increase of $14.0 million, or 58.1%, compared to $24.1 million during the same period last year.

The increase was primarily related to an increase of $4.4 million in the value of pre-need contracts written, an increase of $5.1 million in the value of at-need contracts written and an increase of $4.0 million in income from our trusts.

Total costs and expenses

Total costs and expenses for Cemetery Operations – West were $25.3 million for the six months ended June 30, 2011, an increase of $9.6 million, or 60.8%, compared to $15.7 million during the same period last year.

The increase was primarily related to:

•	A $1.1 million increase in the cost of goods sold. This was attributable to the corresponding increase in the value of contracts written.

•

A $2.0 million increase in selling expense. The increase was primarily due to increases of $0.9 million in commissions, $0.8 million in labor costs and $0.2 million in telephone and telemarketing costs.

•

A $4.3 million increase in cemetery expenses. The increase was primarily due to increases of $2.3 million in labor costs, $0.6 million in utility and fuel costs, $0.7 million in repair and maintenance costs and $0.6 million in real estate taxes.

•

A $1.3 million increase in general and administrative expenses. The increase was primarily due to increases of $0.9 million in labor costs, $0.2 million in insurance costs and several other small increases.

•	A $0.9 million increase in depreciation.

Funeral Home Segment

In 2010, we acquired 6 funeral homes. All of these acquisitions occurred on or subsequent to June 21, 2010. Therefore, the results of operations for these funeral homes are included in the six months ended June 30, 2011, but have very little or no impact on results for the six months ended June 30, 2010. These additions are the main factor causing the increases to all revenue and expense categories across this segment.

The table below compares the results of operations for our Funeral Home segment for the six months ended June 30, 2011 as compared to the same period last year:

	Six months ended June 30,
	2011	2010	Change ($)	Change (%)
	(In thousands)
	(non-GAAP)

Total revenues	$15,044	$11,962	$3,082	25.8%
Total costs and expenses	11,574	9,516	2,058	21.6%

Operating profit	$3,470	$2,446	$1,024	41.9%

Revenues

Revenues for the Funeral Home segment were $15.0 million for the six months ended June 30, 2011, an increase of $3.1 million, or 25.8%, compared to $11.9 million during the same period last year.

The increase was primarily attributable to a $1.4 million increase in at-need revenues, a $1.0 million increase in pre-need revenues and a $0.6 million increase in other revenues.

Total costs and expenses

Total costs and expenses for the Funeral Home segment were $11.6 million for the six months ended June 30, 2011, an increase of $2.1 million, or 21.6%, compared to $9.5 million during the same period last year.

The increase was primarily attributable to an increase of $1.0 million in personnel expenses, $0.4 million in facility costs, $0.4 million in merchandise costs, $0.1 million in depreciation and increases in other general expense categories.

Corporate Segment

Amounts allocated to the Corporate segment include each of the following:

•	Miscellaneous selling, cemetery and general administrative expenses that are not allocable to other operating segments.

•	Various home office and other expenses. These expenses equal the total corporate expenses as shown on the face of the income statement.

•	Certain depreciation and amortization expenses.

•	Gains and losses and purchases and sales of cemetery and funeral home properties.

•	Acquisition related costs.

The table below details expenses incurred by the Corporate segment for the six months ended June 30, 2011 and for the same period last year:

	Six months ended June 30,
	2011	2010	Change ($)	Change (%)
	(In thousands)
	(non-GAAP)

Selling, cemetery and general and administrative expenses	$675	$316	$359	113.6%
Depreciation and amortization	1,478	1,874	(396)	-21.1%
Acquisition related costs	1,958	2,656	(698)	-26.3%

Corporate expenses
Corporate personnel expenses	5,658	5,136	522	10.2%
Other corporate expenses	6,286	5,558	728	13.1%

Total corporate overhead	11,944	10,694	1,250	11.7%

Total corporate expenses	$16,055	$15,540	$515	3.3%

Selling, cemetery and general administrative expenses allocated to the Corporate segment were $0.7 million for the six months ended June 30, 2011, an increase of $0.4 million, or 113.6% compared to $0.3 million during the same period last year. The increase is primarily related to a new sales training program started in the current year.

Total corporate overhead was $11.9 million for the six months ended June 30, 2011, an increase of $1.2 million, or 11.7% compared to $10.7 million during the same period last year. The increase was primarily attributable to an increase of $0.5 million in labor costs, $0.4 million in advertising costs, $0.2 million in general office costs including postage and information technology, and $0.1 million in professional fees.

Reconciliation of Segment Results of Operations to Consolidated Results of Operations

As discussed in the segment sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, cemetery revenues and their associated costs as reported at the segment level are deferred until such time that we meet the delivery component for revenue recognition.

The table below analyzes results of operations and the changes therein for the six months ended June 30, 2011 as compared to the same period last year. The table is structured so that our readers can determine whether changes were based upon changes in the level of merchandise and services and other revenues generated during each period and/ or changes in the timing of when merchandise and services were delivered:

	Six months ended			Six months ended
	June 30, 2011			June 30, 2010
	(In thousands)			(In thousands)
	Segment Results (non-GAAP)	Non-segment Results	GAAP Results	Segment Results (non-GAAP)	Non-segment Results	GAAP Results	Change in GAAP results ($)	Change in GAAP results (%)
Revenues

Pre-need cemetery revenues	$60,657	$(17,212)	$43,445	$56,195	$(21,190)	$35,005	$8,440	24.1%
At-need cemetery revenues	40,207	(3,460)	36,747	33,611	(3,598)	30,013	6,734	22.4%
Investment income from trusts	17,267	(7,442)	9,825	13,995	(5,308)	8,687	1,138	13.1%
Interest income	3,138	—	3,138	3,011	—	3,011	127	4.2%
Funeral home revenues	15,044	(349)	14,695	11,962	(311)	11,651	3,044	26.1%
Other cemetery revenues	1,087	401	1,488	704	336	1,040	448	43.1%

Total revenues	137,400	(28,062)	109,338	119,478	(30,071)	89,407	19,931	22.3%

Costs and expenses

Cost of goods sold	15,003	(2,794)	12,209	13,844	(4,119)	9,725	2,484	25.5%
Cemetery expense	27,548	—	27,548	21,334	(1)	21,333	6,215	29.1%
Selling expense	26,769	(5,038)	21,731	22,970	(5,887)	17,083	4,648	27.2%
General and administrative expense	13,458	—	13,458	11,759	—	11,759	1,699	14.4%
Corporate overhead	11,944	—	11,944	10,694	—	10,694	1,250	11.7%
Depreciation and amortization	4,488	—	4,488	3,739	—	3,739	749	20.0%
Funeral home expense	11,007	—	11,007	9,073	—	9,073	1,934	21.3%
Acquisition related costs	1,958	—	1,958	2,656	—	2,656	(698)	-26.3%

Total costs and expenses	112,175	(7,832)	104,343	96,069	(10,007)	86,062	18,281	21.2%

Operating profit	$25,225	$(20,230)	$4,995	$23,409	$(20,064)	$3,345	$1,650	49.3%

Revenues

Pre-need cemetery revenues were $43.4 million for the six months ended June 30, 2011, an increase of $8.4 million, or 24.1%, as compared to $35.0 million during the same period last year. The increase was primarily caused by an increase of $4.4 million in the value of cemetery contracts written and a decrease of $4.0 million in deferred revenue.

At-need cemetery revenues were $36.7 million for the six months ended June 30, 2011, an increase of $6.7 million, or 22.4%, as compared to $30.0 million during the same period last year. The increase was primarily caused by an increase of $6.6 million in the value of cemetery contracts written and a decrease in deferred revenue of $0.1 million.

The increase in the value of pre-need and at-need contracts was primarily driven by our Cemetery Operations - West segment where we acquired 9 cemeteries on March 30, 2010, 6 cemeteries within the last 2 weeks of our second quarter ended June 30, 2010 and 4 cemeteries in the second half of 2010. Therefore, the results of operations for these cemeteries are included in the six months ended June 30, 2011, but have much less of an impact, or in some cases no impact, on the six months ended June 30, 2010.

Investment income from trusts was $9.8 million for the six months ended June 30, 2011, an increase of $1.1 million, or 13.1%, as compared to $8.7 million during the same period last year. On a segment basis, we had an increase of $3.2 million, which was offset by an adjustment of $2.1 million related to funds for which we have not met the requirements that would allow us to recognize them as revenue.

Interest income on accounts receivable was $3.1 million for the six months ended June 30, 2011, an increase of $0.1 million, or 4.2%, as compared to $3.0 million during the same period last year.

Revenues for the Funeral Home segment were $14.7 million for the six months ended June 30, 2011, an increase of $3.0 million, or 26.1%, compared to $11.7 million during the same period last year. The increase was driven by the 6 funeral homes we acquired in 2010, and was primarily attributable to a $1.4 million increase in at-need revenues, a $1.0 million increase in pre-need revenues and a $0.6 million increase in other revenues.

Other cemetery revenues were $1.5 million for the six months ended June 30, 2011, as compared to $1.0 million during the same period last year.

Costs and Expenses

Cost of goods sold were $12.2 million during the six months ended June 30, 2011, an increase of $2.5 million, or 25.5%, as compared to $9.7 million during the same period last year. The ratio of cost of goods sold to pre-need and at-need cemetery revenues increased slightly to 15.2% during the six months ended June 30, 2011 as compared to 15.0% during the same period last year.

Cemetery expenses were $27.5 million during the six months ended June 30, 2011, an increase of $6.2 million, or 29.1%, compared to $21.3 million during the same period last year. The major components of the overall expense increase were $3.2 million in labor costs, $0.8 million in utility and fuel cost, and $1.3 million in repairs and maintenance expenditures, and $0.8 in real estate taxes. Cemetery expenses relate to the current costs of managing and maintaining our cemetery properties. These costs are expensed as incurred and are not deferred. Accordingly, from a margin standpoint, the most effective gauge of measuring cemetery expenses is as a ratio of segment level pre-need and at-need cemetery revenues. The ratio of cemetery expenses to segment level pre-need and at-need cemetery revenues was 27.3% during the six months ended June 30, 2011 as compared to 23.8% during the same period last year.

Selling expenses were $21.7 million during the six months ended June 30, 2011, an increase of $4.6 million, or 27.2%, as compared to $17.1 million during the same period last year. The majority of our selling expenses are directly related to sales commissions and bonuses, which would be directly related to changes in the value of pre-need and at-need contracts written. The ratio of selling expenses to segment level pre-need and at-need cemetery revenues increased to 21.5% during the six months ended June 30, 2011 as compared to 19.0% during the same period last year. The major components of the overall expense increase include $1.2 million in commissions, $1.6 million in salaries and benefits, $0.4 million in telephone and telemarketing expense and $0.4 million related to a new sales training program started in the current year as well as a reduction in deferred selling expenses of $0.8 million

General and administrative expenses were $13.5 million during the six months ended June 30, 2011, an increase of $1.7 million, or 14.4%, compared to $11.8 million during the same period last year. The majority of the increase was due to an increase of $1.1 million in labor costs and $0.2 million in insurance costs, with the remaining increase attributable to office supplies and other miscellaneous expenses. General and administrative expenses are expensed as incurred and are not deferred. Accordingly, from a margin standpoint, the most effective gauge of measuring general and administrative expenses is as a ratio of segment level pre-need and at-need cemetery revenues. The ratio of general and administrative expenses to segment level pre-need and at-need cemetery revenues increased slightly to 13.3% during the six months ended June 30, 2011 compared to 13.1% during the same period last year.

Total corporate overhead was $11.9 million during the six months ended June 30, 2011, an increase of $1.2 million, or 11.7%, compared to $10.7 million during the same period last year. The increase was primarily attributable to an increase of $0.5 million in labor costs, $0.4 million in advertising costs, $0.2 million in general office costs including postage and information technology, and $0.1 million in professional fees.

Depreciation and amortization was $4.5 million during the six months ended June 30, 2011, an increase of $0.8 million, or 20.0%, as compared to $3.7 million during the period last year. The increase was primarily due to increased depreciation and amortization from tangible and intangible assets acquired in our 2010 acquisitions.

Funeral home expenses were $11.0 million for the six months ended June 30, 2011, an increase of $1.9 million, or 21.3%, as compared to $9.1 million during the same period last year. The increase was primarily attributable to an increase of $1.0 million in labor costs, $0.4 million in merchandise costs, and $0.4 million in facility costs. This increase is driven by the 6 funeral homes we acquired in 2010.

Acquisition related costs were $2.0 million for the six months ended June 30, 2011, a decrease of $0.7 million, or 26.3%, as compared to $2.7 million during the same period last year. These costs will vary from period to period depending on the amount of acquisition activity that takes place.

Non-segment Allocated Results

As previously mentioned, certain income statement amounts are not allocated to segment operations. These amounts are those line items that can be found on our income statement below operating profit and above income before income taxes.

The table below summarizes these items and the changes between the six months ended June 30, 2011 and 2010:

	Six months ended June 30,
	2011	2010	Change ($)	Change (%)
	(In thousands)
	(non-GAAP)

Expenses related to refinancing	$453	$—	$453	n/a
Gain on acquisition	—	7,093	(7,093)	-100.0%
Early extinguishment of debt	4,010	—	4,010	n/a
Increase in fair value of interest rate swaps	—	3,239	(3,239)	-100.0%
Interest expense	9,442	10,097	(655)	-6.5%
Income tax benefit	$(2,511)	$(855)	$(1,656)	193.7%

The expenses related to refinancing for the six months ended June 30, 2011 were incurred when we amended our credit facilities in January of 2011.

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

We entered into two interest rate swaps during the fourth quarter of 2009. During the six months ended June 30, 2010, there was a favorable increase in the fair value of the interest rate swaps of $3.2 million. The interest rate swaps were terminated in the fourth quarter of 2010.

Interest expense decreased as a result of our reduced debt. Amounts outstanding under our credit facilities were $53.0 million at June 30, 2010, compared to $8.0 million at June 30, 2011.We also had $35.0 million of Senior Secured Notes outstanding at June 30, 2010. The Senior Notes, along with all amounts outstanding on our credit facilities were repaid in February of 2011. We did not have any borrowing on our credit facilities from this point through the end of May 2011, when we borrowed $8.0 million. This decrease in expense was offset in part by additional interest expense related to amortized debt discounts on notes payable incurred in connections with our 2010 acquisitions. In addition, for the 6 months ended June 30, 2010, we had interest rate swaps that reduced our interest payments and expense by approximately $0.8 million. The interest rate swaps were terminated in fourth quarter of 2010.

Income tax benefit was $2.5 million for the six months ended June 30, 2011, an increase of $1.7 million, or 193.7%, as compared to $0.8 million during the same period last year. The increase is due in part to the recording of a $0.9 million income tax benefit related to the reversal of uncertain tax positions for which the statute of limitations had expired. In addition, our effective tax rate differs from our statutory tax rate primarily because our legal entity structure includes different tax filing entities, including a significant number of partnerships that are not subject to paying tax.

Supplemental data

The following table presents supplemental operating data for the periods presented:

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

Operating Data:
Interments performed	11,096	9,917	22,780	19,401

Interment rights sold:
Lots	8,373	6,264	14,278	12,364
Mausoleum crypts (including pre-construction)	940	573	1,548	1,152
Niches	320	278	582	521

Total interment rights sold	9,633	7,115	16,408	14,037

Number of contracts written	27,152	24,175	51,139	43,956
Aggregate contract amount, in thousands (excluding interest)	$64,232	$57,543	$121,135	$106,981
Average amount per contract (excluding interest)	$2,366	$2,380	$2,369	$2,434

Number of pre-need contracts written	13,653	11,855	25,215	21,764
Aggregate pre-need contract amount, in thousands (excluding interest)	$41,790	$36,990	$77,200	$69,442
Average amount per pre-need contract (excluding interest)	$3,061	$3,120	$3,062	$3,191

Number of at-need contracts written	13,499	12,320	25,924	22,192
Aggregate at-need contract amount, in thousands	$22,442	$20,553	$43,935	$37,539
Average amount per at-need contract	$1,663	$1,668	$1,696	$1,692

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

The Indenture requires us, the Issuers and/or the Note Guarantors, as applicable, to comply with various covenants including, but not limited to, covenants that, subject to certain exceptions, limit our and our subsidiaries’ ability to (i) incur additional indebtedness; (ii) make certain dividends, distributions, redemptions or investments; (iii) enter into certain transactions with affiliates; (iv) create, incur, assume or permit to exist certain liens against their assets; (v) make certain sales of their assets; and (vi) engage in certain mergers, consolidations or sales of all or substantially all of their assets. The Indenture also contains various affirmative covenants regarding, among other things, delivery of certain reports filed with the SEC and materials required pursuant to Rule 144A under the Securities Act to holders of the Senior Notes and joinder of future subsidiaries as Note Guarantors under the Indenture. We were in compliance with all covenants at June 30, 2011.

Note Purchase Agreement

On August 15, 2007, we entered into, along with the General Partner and certain of our subsidiaries, (collectively, the “Note Issuers”) the Amended and Restated Note Purchase Agreement (the “NPA”) with Prudential Investment Management Inc., The Prudential Insurance Company of America, Prudential Retirement Insurance and Annuity Company, certain affiliates of Prudential Investment Management Inc., iStar Financial Inc., SFT I, Inc., and certain affiliates of iStar Financial Inc. (collectively, the “Note Purchasers”). The NPA was amended seven times prior to January 28, 2011 to amend borrowing levels, interest rates and covenants. Capitalized terms which are not defined in the following description shall have the meaning assigned to such terms in the NPA, as amended.

On January 28, 2011, and in connection with our February 2011 follow on public offering of common units, we entered into the Eighth Amendment to the Amended and Restated Credit Agreement. This amendment included the Lenders’ consent to the use of a portion of the proceeds from the public offering of common units to redeem in full the outstanding $17.5 million of 12.5% Series B and $17.5 million of 12.5% Series C Senior Notes due August 2012 and to pay an aggregate make-whole premium of $4.0 million related thereto, which represented our final obligations outstanding under the NPA.

Acquisition Credit Facility and Revolving Credit Facility

On April 29, 2011, we entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”) among the Operating Company as the Borrower, each of the subsidiaries of the Operating Company as additional Borrowers, the General Partner and us as Guarantors, the Lenders identified therein, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer. The terms of the Credit Agreement are substantially the same as the terms of the prior agreement which was entered into on August 15, 2007 and amended eight times prior to entering into the Credit Agreement. The primary purpose of entering into the Credit Agreement was to consolidate the amendments to the prior agreement and to update outdated references. The current terms of the Credit Agreement are set forth below. Capitalized terms which are not defined in the following description shall have the meaning assigned to such terms in the Credit Agreement.

The Credit Agreement provides for both an acquisition credit facility (the “Acquisition Credit Facility”) of $65.0 million and a revolving credit facility (the “Revolving Credit Facility” and, together with the Acquisition Credit Facility, the “Credit Facility”) of $55.0 million. Amounts borrowed may be either Base Rate Loans or Eurodollar Rate Loans and once repaid or prepaid, amounts under the Acquisition Credit Facility may not be reborrowed. Depending on the type of loan, borrowings bear interest at the Base Rate or Eurodollar Rate, plus applicable margins ranging from 1.75% to 2.75% and 2.75% to 3.75%, respectively, depending on the Company’s Consolidated Leverage Ratio. The Base Rate is the highest of the Prime Rate, the Federal Funds Rate plus 0.50%, or the Eurodollar Rate plus 1.0%. The Eurodollar Rate is:

•	with respect to a Eurodollar Rate Loan, the higher of the British Bankers Association LIBOR Rate or 2.0%; and

•	with respect to a Base Rate Loan, the British Bankers Association LIBOR Rate.

The maturity date of the Credit Facility is January 29, 2016. Our maximum Consolidated Leverage Ratio, which is the ratio of Consolidated Funded Indebtedness to Consolidated EBITDA, is 3.65 to 1.0 for all Measurement Periods ending after December 31, 2010. In addition, we will not be permitted to have Maintenance Capital Expenditures, as defined in the agreement, for any Measurement Period ending in 2011, 2012 and 2013 exceeding $4.6 million, $5.2 million and $5.8 million, respectively, or $6.5 million for any Measurement Period ending in 2014 or thereafter. Further, we will not permit:

•

Consolidated EBITDA for any Measurement Period to be less than the sum of (i) $52 million plus (ii) 80% of the aggregate of all Consolidated EBITDA for each Permitted Acquisition completed after February 9, 2011; or

•	Consolidated Fixed Charge Coverage Ratio to be less than 1.15x for any Measurement Period ending in 2011, or 1.20x for any Measurement Period thereafter.

On August 4, 2011, we entered into the First Amendment to the Credit Agreement (the “First Amendment”) to provide that we may not permit the Consolidated Fixed Charge Coverage Ratio to be less than 1.08x for any Measurement Period ending in the second and third fiscal quarters of 2011, 1.15x for any Measurement Period ending in the fourth quarter of 2011, or 1.20x thereafter. This amendment was effective on a retroactive basis to June 30, 2011.

The Credit Agreement requires the Borrowers to pay an unused commitment fee, which is calculated based on the amount by which the commitments under the Credit Agreement exceed the usage of such commitments. The Commitment Fee Rate ranges from 0.5% to 0.75% depending on our Consolidated Leverage Ratio.

The Credit Agreement contains restrictive covenants that, among other things, prohibit distributions upon defined events of default, restrict investments and sales of assets and require us to maintain certain financial covenants, including specified financial ratios. A material decrease in revenues could cause us to breach certain of our financial covenants, such as the Consolidated Leverage Ratio, Consolidated Fixed Charge Coverage Ratio and the Consolidated EBITDA covenant, under our Credit Agreement. Any such breach could allow the Lenders to accelerate (or create cross-default under) our debt which would have a material adverse effect on our business, financial condition or results of operations. As of June 30, 2011, after giving effect to the First Amendment, we were in compliance with all covenants. See Note 8 to our Condensed Consolidated Financial Statements for additional information regarding the Credit Agreement.

Amounts outstanding under our credit facilities fluctuated during the six months ended June 30, 2011 and 2010. At the beginning of 2011, we had $33.5 million outstanding on our credit facilities which we repaid in February of 2011. We did not have any additional borrowings on our credit facilities from this point through the end of May 2011, when we borrowed $8.0 million. At the beginning of 2010, we did not have any amounts outstanding on our credit facilities, but we increased our borrowings at various times during the next 6 months, primarily in connection with acquisitions, until we had $53.0 million outstanding on June 30, 2010. The average amounts borrowed under our credit facilities were $8.9 million and $15.3 million for the six months ended June 30, 2011 and 2010, respectively.

Cash Flow from Operating Activities

Cash flows used in operating activities were $3.1 million during the six months ended June 30, 2011, a decrease of $5.6 million compared to cash provided by operating activities of $2.5 million during the same period last year. The decrease is primarily due to cash flows into the merchandise trusts and a reduction in accounts payable.

Cash Flow from Investing Activities

Net cash used in investing activities was $9.3 million during the six months ended June 30, 2011 as compared to $40.4 million during the same period last year. Cash flows used for investing activities during the six months ended June 30, 2011 were $3.8 million for the acquisition of six cemetery properties and four funeral homes and $5.5 million for other capital expenditures compared to $37.0 million utilized for the acquisition of seventeen cemetery and five funeral home properties and $3.5 million for other capital expenditures during the six months ended June 30, 2010.

Cash Flow from Financing Activities

Cash flows provided by financing activities were $17.6 million during the six months ended June 30, 2011 as compared to $37.9 million during the same period last year. Cash flows provided by financing activities for the six months ended June 30, 2011 were $103.2 million of proceeds from our public offering and a contribution from our general partner of $2.2 million offset by net repayments of long-term debt of $61.6 million, cash distributions to unit holders of $21.1 million and the payment of a $4.0 million make-whole premium related to the pay-off of $35.0 million in senior secured notes. Cash flows provided by financing activities for the six months ended June 30, 2010 were $53.2 million of net borrowings, which were in turn primarily used to fund our first and second quarter 2010 acquisitions, offset by $15.4 million of cash distributions to unit holders.

Capital Expenditures

The following table summarizes total maintenance capital expenditures and expansion capital expenditures, including expenditures for the construction of mausoleums and for acquisitions, for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)

Maintenance capital expenditures	$1,445	$2,269	$3,204	$2,657
Expansion capital expenditures	3,714	23,343	6,120	37,773

Total capital expenditures	$5,159	$25,612	$9,324	$40,430

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

Interest-Bearing Investments

Our fixed-income securities subject to market risk consist primarily of investments in our merchandise trusts and perpetual care trusts. As of June 30, 2011, the fair value of fixed-income securities in our merchandise trusts represented 3.8% of the fair value of total trust assets while the fair value of fixed-income securities in our perpetual care trusts represented 9.4% of the fair value of total trust assets. The aggregate quoted fair value of these fixed-income securities was $12.7 million and $24.0 million in merchandise trusts and perpetual care trusts, respectively, as of June 30, 2011. Each 1% change in interest rates on these fixed-income securities would result in changes of approximately $127,000 and $240,000 in the fair market value of the assets in our merchandise trusts and perpetual care trusts, respectively, based on discounted expected future cash flows. If these securities are held to maturity, no change in fair market value will be realized.

Our money market and other short-term investments subject to market risk consist primarily of investments in our merchandise trusts and perpetual care trusts. As of June 30, 2011, the fair value of money market and short-term investments in our merchandise trusts represented 7.8% of the fair value of total trust assets while the fair value of money market and short-term investments in our perpetual care trusts represented 5.7% of the fair value of total trust assets. The aggregate quoted fair value of these money market and short-term investments was $25.7 million and $14.6 million in merchandise trusts and perpetual care trusts, respectively, as of June 30, 2011. Each 1% change in interest rates on these money market and short-term investments would result in changes of approximately $257,000 and $146,000 in the fair market value of the assets in our merchandise trusts and perpetual care trusts, respectively.

Marketable Equity Securities

Our marketable equity securities subject to market risk consist primarily of investments held in our merchandise trusts and perpetual care trusts. These assets consist of both individual equity securities as well as closed and open ended mutual funds. As of June 30, 2011, the fair value of marketable individual equity securities in our merchandise trusts represented 20.8% of the fair value of total trust assets while the fair value of marketable individual equity securities in our perpetual care trusts represented 18.1% of total trust assets. The aggregate quoted fair market value of these marketable individual equity securities was $69.0 million and $46.3 million in merchandise trusts and perpetual care trusts, respectively, as of June 30, 2011, based on final quoted sales prices. Each 10% change in the average market prices of the individual equity securities would result in a change of approximately $6.9 million and $4.6 million in the fair market value of securities held in merchandise trusts and perpetual care trusts, respectively. As of June 30, 2011, the fair value of marketable closed and open ended mutual funds in our merchandise trusts represented 63.2% of the fair value of total trust assets while the fair value of closed and open ended mutual funds in our perpetual care trusts represented 66.3% of total trust assets. The aggregate quoted fair market value of these closed and open ended mutual funds was $210.0 million and $169.4 million in merchandise trusts and perpetual care trusts, respectively, as of June 30, 2011, based on final quoted sales prices. Each 10% change in the average market prices of the closed and open ended mutual funds would result in a change of approximately $21.0 million and $16.9 million in the fair market value of securities held in merchandise trusts and perpetual care trusts, respectively.

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

Debt Instruments

Our Acquisition Credit Facility and Revolving Credit Facility bear interest at a floating rate, based on LIBOR, which is adjusted quarterly. These credit facilities will subject us to increases in interest expense resulting from movements in interest rates. As of June 30, 2011, we had $8.0 million of borrowings outstanding under our Revolving Credit Facility and did not have any outstanding borrowings under our or Acquisition Credit Facility. After borrowings, our availability under the Acquisition Credit Facility and Revolving Credit Facility is $65.0 million and $47.0 million, respectively. The interest rate on these facilities was 5.25% at June 30, 2011.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

First Amendment to Credit Agreement

On August 4, 2011, the Company entered into the First Amendment to the Credit Agreement (the “First Amendment”) among the Operating Company as the Borrower, each of the subsidiaries of the Operating Company as additional Borrowers, the General Partner and the Company, the Lenders identified therein, and Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer. The First Amendment amended the Credit Agreement to provide that the Company may not permit the Consolidated Fixed Charge Coverage Ratio to be less than 1.08x for any Measurement Period ending in the second and third fiscal quarters of 2011, 1.15x for any Measurement Period ending in the fourth quarter of 2011, or 1.20x thereafter. This amendment was effective on a retroactive basis to June 30, 2011.

The foregoing summary of the First Amendment is not complete and is qualified in its entirety by reference to the First Amendment, a copy of which is filed as Exhibit 10.4 hereto and is incorporated by reference herein.

Item 6.	Exhibits

Exhibit Number	Description

10.1	Second Amended and Restated Credit Agreement, dated April 29, 2011, among StoneMor Operating LLC, each of its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on May 5, 2011).

10.2	Amended and Restated Security Agreement, dated April 29, 2011, among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, the Subsidiary Debtors listed therein and Bank of America, N.A. as Collateral Agent (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on May 5, 2011).

10.3	Amended and Restated Pledge Agreement, dated April 29, 2011, among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, the Subsidiary Pledgors listed therein and Bank of America, N.A. as administrative and collateral agent (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on May 5, 2011).

10.4	First Amendment to Second Amended and Restated Credit Agreement, dated August 4, 2011, among StoneMor Operating LLC, each of its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors.

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of William R. Shane, Executive Vice President and Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith).

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of William R. Shane, Executive Vice President and Chief Financial Officer (furnished herewith).

101	Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2011, and December 31, 2010; (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010; (iii) Condensed Consolidated Statement of Partners’ Capital; (iv) Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2011 and 2010; and (v) Notes to the Condensed Consolidated Financial Statements. Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of StoneMor Partners, L.P.

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STONEMOR PARTNERS L.P.
By: StoneMor GP LLC
its general partner

August 9, 2011	/s/ Lawrence Miller
Lawrence Miller
Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

August 9, 2011	/s/ William R. Shane
William R. Shane
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

10.1	Second Amended and Restated Credit Agreement, dated April 29, 2011, among StoneMor Operating LLC, each of its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on May 5, 2011).

10.2	Amended and Restated Security Agreement, dated April 29, 2011, among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, the Subsidiary Debtors listed therein and Bank of America, N.A. as Collateral Agent (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on May 5, 2011).

10.3	Amended and Restated Pledge Agreement, dated April 29, 2011, among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, the Subsidiary Pledgors listed therein and Bank of America, N.A. as administrative and collateral agent (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on May 5, 2011).

10.4	First Amendment to Second Amended and Restated Credit Agreement, dated August 4, 2011, among StoneMor Operating LLC, each of its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors.

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of William R. Shane, Executive Vice President and Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith).

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of William R. Shane, Executive Vice President and Chief Financial Officer (furnished herewith).

101	Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2011, and December 31, 2010; (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010; (iii) Condensed Consolidated Statement of Partners’ Capital; (iv) Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2011 and 2010; and (v) Notes to the Condensed Consolidated Financial Statements. Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of StoneMor Partners, L.P.

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.