Form 10-Q
period 2011-09-30
STONEMOR PARTNERS LP
filed 2011-11-09
CIK 1286131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

The number of the registrant’s outstanding common units at November 9, 2011 was 19,366,971.

Index – Form 10-Q

Part I – Financial Information

Item 1.	Financial Statements

StoneMor Partners L.P.

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$20,135	$7,535
Accounts receivable, net of allowance	47,741	45,149
Prepaid expenses	4,951	3,783
Other current assets	15,027	9,002

Total current assets	87,854	65,469
Long-term accounts receivable, net of allowance	63,516	60,061
Cemetery property	295,004	283,460
Property and equipment, net of accumulated depreciation	70,712	66,249
Merchandise trusts, restricted, at fair value	306,403	318,318
Perpetual care trusts, restricted, at fair value	235,359	249,690
Deferred financing costs, net of accumulated amortization	9,059	9,801
Deferred selling and obtaining costs	65,819	59,422
Deferred tax assets	566	605
Goodwill	22,671	18,153
Other assets	13,490	14,364

Total assets	$1,170,453	$1,145,592

Liabilities and partners’ capital
Current liabilities:
Accounts payable and accrued liabilities	$20,454	$23,444
Accrued interest	5,410	2,034
Current portion, long-term debt	1,743	1,386

Total current liabilities	27,607	26,864
Other long-term liabilities	2,955	3,687
Long-term debt	173,816	219,008
Deferred cemetery revenues, net	400,002	386,465
Deferred tax liabilities	17,667	18,331
Merchandise liability	118,194	113,356
Perpetual care trust corpus	235,359	249,690

Total liabilities	975,600	1,017,401

Commitments and Contingencies
Partners’ capital
General partner	2,688	1,809
Common partners	192,165	126,382

Total partners’ capital	194,853	128,191

Total liabilities and partners’ capital	$1,170,453	$1,145,592

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statement of Operations

(in thousands, except unit data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues:
Cemetery
Merchandise	$28,738	$25,750	$81,277	$68,576
Services	13,295	11,537	35,697	29,562
Investment and other	10,793	8,335	30,495	25,240
Funeral home
Merchandise	3,041	2,516	9,137	7,378
Services	4,458	3,992	13,057	10,781

Total revenues	60,325	52,130	169,663	141,537

Costs and Expenses:
Cost of goods sold (exclusive of depreciation shown separately below):
Perpetual care	1,373	1,370	4,097	3,727
Merchandise	5,787	5,098	15,272	12,466
Cemetery expense	15,312	13,506	42,860	34,839
Selling expense	12,192	10,298	33,923	27,381
General and administrative expense	7,111	6,327	20,569	18,086
Corporate overhead (including $195 and $190 in unit-based compensation for the three months ended September 30, 2011 and 2010, and $576 and $543 for the nine months ended September 30, 2011 and 2010, respectively)	5,628	5,360	17,572	16,054
Depreciation and amortization	1,886	2,466	6,374	6,205
Funeral home expense
Merchandise	982	967	3,197	2,833
Services	3,107	2,549	8,456	6,884
Other	1,779	1,509	5,222	4,381
Acquisition related costs	1,189	1,963	3,147	4,619

Total cost and expenses	56,346	51,413	160,689	137,475

Operating profit	3,979	717	8,974	4,062
Expenses related to refinancing	—	—	453	—
Gain on acquisitions	—	59	—	7,152
Early extinguishment of debt	—	—	4,010	—
Increase in fair value of interest rate swaps	—	1,398	—	4,637
Interest expense	4,824	5,902	14,266	15,999

Loss before income taxes	(845)	(3,728)	(9,755)	(148)
Income tax expense (benefit)
State	69	(20)	(829)	34
Federal	(691)	(1,807)	(2,304)	(2,716)

Total income tax expense (benefit)	(622)	(1,827)	(3,133)	(2,682)

Net income (loss)	$(223)	$(1,901)	$(6,622)	$2,534

General partner’s interest in net income (loss) for the period	$(4)	$(38)	$(132)	$51
Limited partners’ interest in net income (loss) for the period	$(219)	$(1,863)	$(6,490)	$2,483
Net income (loss) per limited partner unit (basic and diluted)	$(.01)	$(.13)	$(.35)	$.18
Weighted average number of limited partners’ units outstanding (basic and diluted)	19,353	13,995	18,807	13,649
Distributions declared per unit	$.585	$.565	$1.755	$1.675

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statement of

Partners’ Capital

(in thousands)

(unaudited)

	Partners’ Capital
	Common Unit Holders	General Partner	Total
Balance, December 31, 2010	$126,382	$1,809	$128,191
Issuance of common units	264	—	264
Proceeds from public offering	103,207	—	103,207
General partner contribution	—	2,246	2,246
Compensation related to UARs	394	—	394
Net loss	(6,490)	(132)	(6,622)
Cash distribution	(31,592)	(1,235)	(32,827)

Balance, September 30, 2011	$192,165	$2,688	$194,853

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statement of Cash Flows

(in thousands)

(unaudited)

	For the nine months ended September 30,
	2011	2010
Operating activities:
Net income (loss)	$(6,622)	$2,534
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cost of lots sold	5,004	4,414
Depreciation and amortization	6,374	6,205
Unit-based compensation	576	543
Accretion of debt discounts	950	252
Change in fair value of interest rate swaps	—	(4,637)
Write-off of deferred financing fees	453	—
Gain on acquisitions	—	(7,152)
Fees paid related to early extinguishment of debt	4,010	—
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(5,509)	(12,014)
Allowance for doubtful accounts	3,597	2,731
Merchandise trust fund	(11,681)	(1,500)
Prepaid expenses	586	(468)
Other current assets	(6,024)	(2,041)
Other assets	244	519
Accounts payable and accrued and other liabilities	(1,290)	(224)
Deferred selling and obtaining costs	(6,398)	(7,755)
Deferred cemetery revenue	31,560	31,728
Deferred taxes (net)	(2,476)	(2,883)
Merchandise liability	(2,285)	(495)

Net cash provided by operating activities	11,069	9,757

Investing activities:
Cash paid for cemetery property	(4,258)	(1,841)
Purchase of subsidiaries	(10,300)	(38,462)
Cash paid for management agreements	—	(346)
Cash paid for property and equipment	(4,601)	(4,139)

Net cash used in investing activities	(19,159)	(44,788)

Financing activities:
Cash distribution	(32,827)	(23,341)
Additional borrowings on long-term debt	27,800	63,636
Repayments of long-term debt	(74,490)	(40,928)
Proceeds from public offering	103,207	39,502
Proceeds from general partner contribution	2,246	1,031
Fees paid related to early extinguishment of debt	(4,010)	—
Cost of financing activities	(1,236)	(390)

Net cash provided by financing activities	20,690	39,510

Net increase in cash and cash equivalents	12,600	4,479
Cash and cash equivalents - Beginning of period	7,535	13,479

Cash and cash equivalents - End of period	$20,135	$17,958

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$9,897	$12,060
Cash paid during the period for income taxes	$2,242	$961
Non-cash investing and financing activities
Acquisition of assets by financing	$237	$—
Issuance of limited partner units for cemetery acquisition	$264	$5,785
Acquisition of asset by assumption of directly related liability	$—	$2,532

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

1.	NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

StoneMor Partners L.P. (“StoneMor”, the “Company” or the “Partnership”) is a provider of funeral and cemetery products and services in the death care industry in the United States. Through its subsidiaries, StoneMor offers a complete range of funeral merchandise and services, along with cemetery property, merchandise and services, both at the time of need and on a pre-need basis. As of September 30, 2011, the Partnership operated 269 cemeteries, 248 of which are owned, in 25 states and Puerto Rico and owned and operated 66 funeral homes in 17 states and Puerto Rico.

Basis of Presentation

The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The unaudited condensed consolidated financial statements also include the effects of retroactive adjustments resulting from the Company’s 2010 acquisitions (see Note 13). All interim financial data is unaudited. However, in the opinion of management, the interim financial data as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for a full year. The December 31, 2010 condensed consolidated balance sheet data was derived from audited financial statements in the Company’s 2010 Annual Report on Form 10-K (“2010 Form 10-K”) and has been adjusted to include the effects of retrospective adjustments resulting from the Company’s 2010 acquisitions, but does not include all disclosures required by GAAP, which are presented in the Company’s 2010 Form 10-K.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of each of the Company’s subsidiaries. These statements also include the accounts of the merchandise and perpetual care trusts in which the Company has a variable interest and is the primary beneficiary. The Company operates 21 cemeteries under long-term operating or management contracts. The operations of 15 of these managed cemeteries have been consolidated in accordance with the provisions of Accounting Standards Codification (ASC) 810.

The 3 cemeteries that the Company began operating under a long-term operating agreement in the third quarter of 2010 and 3 other cemeteries the Company operates under long-term operating agreements do not qualify as acquisitions for accounting purposes. As a result, the Company did not consolidate all of the existing assets and liabilities related to these cemeteries. The Company has consolidated the existing assets and liabilities of each of these cemeteries’ merchandise and perpetual care trusts as variable interest entities since the Company controls and receives the benefits and absorbs any losses from operating these trusts. Under these long-term operating agreements, which are subject to certain termination provisions, the Company is the exclusive operator of these cemeteries. The Company earns revenues related to sales of merchandise, services, and interment rights and incurs expenses related to such sales and the maintenance and upkeep of these cemeteries. Upon termination of these contracts, the Company will retain all of the benefits and related contractual obligations incurred from sales generated during the contract period. The Company has also recognized the existing merchandise liabilities that it assumed as part of these agreements. See Note 13 for further details on the 3 cemeteries the Company began operating under a long-term operating agreement in the third quarter of 2010.

Total revenues derived from the 21 cemeteries operated under long-term operating or management contracts totaled approximately $10.0 million and $27.9 million for the three and nine months ended September 30, 2011, as compared to $8.7 million and $24.3 million from these cemetery properties during the same periods last year.

New Accounting Pronouncements

In the third quarter of 2011, the Financial Accounting Standards Board issued Update No. 2011-08, Intangibles – Goodwill and Other (Topic 350) (“ASU 2011-08”). Prior to ASU 2011-08, the first step in the goodwill impairment test was to compare the fair value of a reporting unit to its carrying amount, including goodwill. ASU 2011-08 allows a Company to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, after this assessment, it is determined that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, the goodwill test can be concluded and it is not necessary to calculate the fair value of the reporting unit. However, if the qualitative assessment does not lead to this conclusion, the full two step goodwill test, which has not been changed by ASU 2011-08, must be performed. The Company has chosen to early adopt the provisions of ASU 2011-08. This adoption is not expected to impact the Company’s financial position, results of operations, or cash flows.

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

2.	LONG-TERM ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

Long-term accounts receivable, net, consist of the following:

	As of
	September 30, 2011	December 31, 2010
	(in thousands)
Customer receivables	$146,842	$135,530
Unearned finance income	(16,269)	(14,488)
Allowance for contract cancellations	(19,316)	(15,832)

	111,257	105,210
Less: current portion, net of allowance	47,741	45,149

Long-term portion, net of allowance	$63,516	$60,061

Activity in the allowance for contract cancellations is as follows:

	For the nine months ended September 30,
	2011	2010
	(in thousands)
Balance - Beginning of period	$15,832	$13,865
Provision for cancellations	13,799	11,447
Charge-offs - net	(10,315)	(7,854)

Balance - End of period	$19,316	$17,458

3.	CEMETERY PROPERTY

Cemetery property consists of the following:

	As of
	September 30, 2011	December 31, 2010
	(in thousands)
Developed land	$63,313	$61,849
Undeveloped land	163,949	159,386
Mausoleum crypts and lawn crypts	67,742	62,225

Total	$295,004	$283,460

4.	PROPERTY AND EQUIPMENT

Major classes of property and equipment follow:

	As of
	September 30, 2011	December 31, 2010
	(in thousands)
Building and improvements	$71,617	$67,247
Furniture and equipment	36,279	31,947

	107,896	99,194
Less: accumulated depreciation	(37,184)	(32,945)

Property and equipment - net	$70,712	$66,249

Depreciation expense was $1.4 million and $4.3 million for the three and nine months ended September 30, 2011, respectively, as compared to $1.7 million and $3.9 million during the same periods last year.

5.	MERCHANDISE TRUSTS

At September 30, 2011, the Company’s merchandise trusts consisted of the following types of assets:

•	Money Market Funds that invest in low risk short term securities;

•	Publicly traded mutual funds that invest in underlying debt securities;

•	Publicly traded mutual funds that invest in underlying equity securities;

•	Equity investments that are currently paying dividends or distributions. These investments include Real Estate Investment Trusts (“REIT’s”), Master Limited Partnerships and global equity securities;

•	Fixed maturity debt securities issued by various corporate entities;

•	Fixed maturity debt securities issued by the U.S. Government and U.S. Government agencies;

•	Fixed maturity debt securities issued by U.S. states and local government agencies; and

•

Assets acquired related to the June 22, 2011 acquisition of three cemeteries and four funeral homes from SCI Missouri (see Note 13). According to the terms of the agreement, SCI Missouri was required to liquidate the holdings of the related trusts upon closing and forward the proceeds to us as soon as practicable. As of September 30, 2011, the Company had not received these amounts. Accordingly, these assets are shown in a single line item in the disclosures below as “Assets acquired via acquisition” and the cost basis and fair value of such assets are based upon preliminary estimates that the Company is required to make in accordance with Accounting Topic 805.

All of these investments are classified as Available for Sale as defined by the Investments in Debt and Equity topic of the ASC. Accordingly, all of the assets are carried at fair value. All of these investments are considered to be either Level 1 or Level 2 assets as defined by the Fair Value Measurements and Disclosures topic of the ASC. At September 30, 2011, approximately 94.3% of the total managed investments were Level 1 investments while approximately 5.7% were Level 2 assets. There were no Level 3 assets.

The merchandise trusts are variable interest entities (VIE) for which the Company is the primary beneficiary. The assets held in the merchandise trusts are required to be used to purchase the merchandise to which they relate. If the value of these assets falls below the cost of purchasing such merchandise, the Company may be required to fund this shortfall.

The Company has included $6.5 million and $6.4 million of investments held in trust by the West Virginia Funeral Directors Association at September 30, 2011 and December 31, 2010, respectively, in its merchandise trust assets. As required by law, the Company deposits a portion of certain funeral merchandise sales in West Virginia into a trust that is held by the West Virginia Funeral Directors Association. These trusts are recorded at their account value, which approximates fair value.

The cost and market value associated with the assets held in merchandise trusts at September 30, 2011 and December 31, 2010 were as follows:

As of September 30, 2011	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in thousands)
Short-term investments	$27,242	$—	$—	$27,242
Fixed maturities:
U.S. Government and federal agency	—	—	—	—
U.S. State and local government agency	23	—	—	23
Corporate debt securities	10,357	—	(1,020)	9,337
Other debt securities	2,461	—	—	2,461

Total fixed maturities	12,841	—	(1,020)	11,821

Mutual funds - debt securities	66,684	1,948	(2,673)	65,959
Mutual funds - equity securities	140,021	83	(15,581)	124,523
Equity securities	66,631	1,572	(5,604)	62,599
Other invested assets	6,039	—	(927)	5,112

Total managed investments	$319,458	$3,603	$(25,805)	$297,256

Assets acquired via acquisition	2,622	—	—	2,622
West Virginia Trust Receivable	6,525	—	—	6,525

Total	$328,605	$3,603	$(25,805)	$306,403

As of December 31, 2010	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in thousands)
Short-term investments	$40,723	$—	$—	$40,723
Fixed maturities:
U.S. Government and federal agency	—	—	—	—
U.S. State and local government agency	23	—	—	23
Corporate debt securities	9,973	119	(152)	9,940
Other debt securities	1,503	35	—	1,538

Total fixed maturities	11,499	154	(152)	11,501

Mutual funds - debt securities	49,717	3,087	(286)	52,518
Mutual funds - equity securities	124,177	6,444	(3,956)	126,665
Equity securities	69,462	6,708	(909)	75,261
Other invested assets	4,991	217	—	5,208

Total managed investments	$300,569	$16,610	$(5,303)	$311,876

West Virginia Trust Receivable	6,442	—	—	6,442

Total	$307,011	$16,610	$(5,303)	$318,318

The contractual maturities of debt securities as of September 30, 2011 are as follows:

As of September 30, 2011	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
		(in thousands)
U.S. Government and federal agency	$—	$—	$—	$—
U.S. State and local government agency	23	—	—	—
Corporate debt securities	—	8,544	793	—
Other debt securities	2,461	—	—	—

Total fixed maturities	$2,484	$8,544	$793	$—

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at September 30, 2011 and December 31, 2010 is presented below:

	Less than 12 months		12 Months or more		Total
As of September 30, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(in thousands)
Fixed maturities:
U.S. Government and federal agency	$—	$—	$—	$—	$—	$—
U.S. State and local government agency	—	—	—	—	—	—
Corporate debt securities	8,639	862	698	158	9,337	1,020
Other debt securities	—	—	—	—	—	—

Total fixed maturities	8,639	862	698	158	9,337	1,020

Mutual funds - debt securites	47,518	2,422	2,350	251	49,868	2,673
Mutual funds - equity securites	64,956	6,823	54,156	8,758	119,112	15,581
Equity securities	35,768	4,125	4,921	1,479	40,689	5,604
Other invested assets	1,915	927	—	—	1,915	927

Total	$158,796	$15,159	$62,125	$10,646	$220,921	$25,805

	Less than 12 months		12 Months or more		Total
As of December 31, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(in thousands)
Fixed maturities:
U.S. Government and federal agency	$—	$—	$—	$—	$—	$—
U.S. State and local government agency	—	—	—	—	—	—
Corporate debt securities	4,887	95	813	57	5,700	152
Other debt securities	—	—	—	—	—	—

Total fixed maturities	4,887	95	813	57	5,700	152

Mutual funds - debt securites	1,619	11	2,331	275	3,950	286
Mutual funds - equity securites	364	48	56,316	3,908	56,680	3,956
Equity securities	5,227	129	7,817	780	13,044	909

Total	$12,097	$283	$67,277	$5,020	$79,374	$5,303

A reconciliation of the Company’s merchandise trust activities for the nine months ended September 30, 2011 is presented below:

Fair Value @ 12/31/2010	Contributions	Distributions	Interest/ Dividends	Capital Gain Distributions	Realized Gain/ Loss	Taxes	Fees	Unrealized Change in Fair Value	Fair Value @ 9/30/2011
			(in thousands)
$ 318,318	36,451	(29,535)	9,257	7,166	1,669	(1,571)	(1,843)	(33,509)	$306,403

The Company made net deposits into the trusts of approximately $6.9 million during the nine months ended September 30, 2011. During the nine months ended September 30, 2011, purchases and sales of securities available for sale included in trust investments were approximately $263.9 million and $254.8 million, respectively. Contributions included $4.1 million of assets that were acquired through acquisitions during the nine months ended September 30, 2011.

Other-than-temporary Impairments of Trust Assets

During the nine months ended September 30, 2011, the Company determined that there was a single security with an aggregate cost basis of approximately $0.2 million and an aggregate fair value of approximately $0.1 million, resulting in an impairment of $0.1 million, wherein such impairment was considered to be other-than-temporary. Accordingly, the Company adjusted the cost basis of this asset to its current value and offset this change against deferred revenue. This reduction in deferred revenue will be reflected in earnings in future periods as the underlying merchandise is delivered or the underlying service is performed. During the three months ended September 30, 2011, the Company determined that there were no other than temporary impairments to the investment portfolio for merchandise trusts.

During the three and nine months ended September 30, 2010, the Company determined that there were 17 securities, with an aggregate cost basis of approximately $40.6 million and $40.9 million, respectively, an aggregate fair value of approximately $27.5 million and $27.6 million, respectively, and a resulting impairment of approximately $13.1 million and $13.3 million, respectively, wherein such impairment was considered to be other-than-temporary. Accordingly, the Company adjusted the cost basis of this asset to its current value and offset this change against deferred revenue. This reduction in deferred revenue will be reflected in earnings in future periods as the underlying merchandise is delivered or the underlying service is performed.

6.	PERPETUAL CARE TRUSTS

At September 30, 2011, the Company’s perpetual care trusts consisted of the following types of assets:

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

•

Assets acquired related to the August 17, 2011 acquisition of five cemeteries and four funeral homes from SCI Puerto Rico (see Note 13). According to the terms of the agreement, SCI Puerto Rico was required to liquidate the holdings of the related trusts upon closing and forward the proceeds to us as soon as practicable. As of September 30, 2011, the Company had not received these amounts. Accordingly, these assets are shown in a single line item in the disclosures below as “Assets acquired via acquisition” and the cost basis and fair value of such assets are based upon preliminary estimates that the Company is required to make in accordance with Accounting Topic 805.

All of these investments are classified as Available for Sale as defined by the Investments in Debt and Equity topic of the ASC. Accordingly, all of the assets are carried at fair value. All of these investments are considered to be either Level 1 or Level 2 assets as defined by the Fair Value Measurements and Disclosures topic of the ASC. At September 30, 2011, approximately 90.8% of the total managed investments were Level 1 investments while approximately 9.2% were Level 2 assets. There were no Level 3 assets.

The cost and market value associated with the assets held in perpetual care trusts at September 30, 2011 and December 31, 2010 were as follows:

As of September 30, 2011	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Short-term investments	$17,572	$—	$—	$17,572
Fixed maturities:
U.S. Government and federal agency	408	104	—	512
U.S. State and local government agency	67	81	—	148
Corporate debt securities	22,816	171	(1,882)	21,105
Other debt securities	371	—	—	371

Total fixed maturities	23,662	356	(1,882)	22,136

Mutual funds - debt securities	60,451	72	(1,875)	58,648
Mutual funds - equity securities	103,879	1,054	(12,044)	92,889
Equity Securities	37,914	6,263	(657)	43,520
Other invested assets	448	122	(570)	—

Total managed investments	$243,926	$7,867	$(17,028)	$234,765

Assets acquired via acquisition	594	—	—	594

Total	$244,520	$7,867	$(17,028)	$235,359

As of December 31, 2010	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Short-term investments	$20,583	$—	$—	$20,583
Fixed maturities:
U.S. Government and federal agency	515	85	—	600
U.S. State and local government agency	67	81	—	148
Corporate debt securities	22,047	879	(234)	22,692
Other debt securities	509	—	(1)	508

Total fixed maturities	23,138	1,045	(235)	23,948

Mutual funds - debt securities	52,809	2,865	(525)	55,149
Mutual funds - equity securities	88,871	5,787	(2,878)	91,780
Equity Securities	48,054	9,379	(181)	57,252
Other invested assets	887	91	—	978

Total	$234,342	$19,167	$(3,819)	$249,690

The contractual maturities of debt securities as of September 30, 2011 are as follows:

As of September 30, 2011	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
	(in thousands)
U.S. Government and federal agency	$—	$388	$124	$—
U.S. State and local government agency	148	—	—	—
Corporate debt securities	129	18,770	2,206	—
Other debt securities	371	—	—	—

Total fixed maturities	$648	$19,158	$2,330	$—

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at September 30, 2011 and December 31, 2010 held in perpetual care trusts is presented below:

	Less than 12 months		12 Months or more		Total
As of September 30, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities:
U.S. Government and federal agency	$—	$—	$—	$—	$—	$—
U.S. State and local government agency	—	—	—	—	—	—
Corporate debt securities	18,482	1,718	952	164	19,434	1,882
Other debt securities	—	—	—	—	—	—

Total fixed maturities	18,482	1,718	952	164	19,434	1,882

Mutual funds - debt securites	55,373	1,686	1,611	189	56,984	1,875
Mutual funds - equity securites	31,308	4,436	43,413	7,608	74,721	12,044
Equity securities	6,329	649	228	8	6,557	657
Other invested assets	—	570	—	—	—	570

Total	$111,492	$9,059	$46,204	$7,969	$157,696	$17,028

	Less than 12 months		12 Months or more		Total
As of December 31, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities:
U.S. Government and federal agency	$—	$—	$—	$—	$—	$—
U.S. State and local government agency	—	—	—	—	—	—
Corporate debt securities	9,195	145	1,196	89	10,391	234
Other debt securities	137	1	—	—	137	1

Total fixed maturities	9,332	146	1,196	89	10,528	235

Mutual funds - debt securites	1,444	127	2,702	398	4,146	525
Mutual funds - equity securites	—	—	45,268	2,878	45,268	2,878
Equity securities	1,695	107	3,102	74	4,797	181

Total	$12,471	$380	$52,268	$3,439	$64,739	$3,819

A reconciliation of the Company’s perpetual care trust activities for the nine months ended September 30, 2011 is presented below:

Fair Value @ 12/31/2010	Contributions	Distributions	Interest/ Dividends	Capital Gain Distributions	Realized Gain/ Loss	Taxes	Fees	Unrealized Change in Fair Value	Fair Value @ 9/30/2011
(in thousands)
$249,690	7,452	(8,971)	11,690	26	2,262	(865)	(1,416)	(24,509)	$235,359

The Company made net withdrawals out of the trusts of approximately $1.5 million during the nine months ended September 30, 2011. During the nine months ended September 30, 2011, purchases and sales of securities available for sale included in trust investments were approximately $116.3 million and $111.1 million, respectively. Contributions included $3.0 million of assets that were acquired through acquisitions during the nine months ended September 30, 2011.

Other-than-temporary Impairments of Trust Assets

During the nine months ended September 30, 2011, the Company determined that there was a single security with an aggregate cost basis of less than $0.1 million which was substantially impaired, and such impairment was considered to be other-than-temporary. Accordingly, the Company adjusted the cost basis of this asset to its current value and offset this change against the liability for perpetual care trust corpus. During the three months ended September 30, 2011, the Company determined that there were no other than temporary impairments to the investment portfolio for perpetual care trusts.

During the three and nine months ended September 30, 2010, the Company determined that there were 3 securities, with an aggregate cost basis of approximately $25.6 million, an aggregate fair value of approximately $10.8 million and a resulting impairment of approximately $14.8 million, wherein such impairment was considered to be other-than-temporary. Accordingly, the Company has adjusted the cost basis of this asset to its current value and offset this change against the liability for perpetual care trust corpus.

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

The Interest Rate Swaps did not qualify for hedge accounting. Accordingly, the fair value of the Interest Rate Swaps were reported on the Company’s balance sheet and periodic changes in the fair value of the Interest Rate Swaps were recorded in earnings. At September 30, 2010, the Company recorded an asset of approximately $2.0 million, which represents the fair value of the Interest Rate Swaps. The Company recorded a gain on the fair value of interest rate swaps of approximately $1.4 million and $4.6 million during the three and nine months ended September 30, 2010, respectively. The Interest Rate Swaps were terminated in October of 2010.

8.	LONG-TERM DEBT

The Company had the following outstanding debt:

	As of
	September 30, 2011	December 31, 2010
	(in thousands)
Insurance premium financing	$452	$215
Vehicle financing	1,222	1,365
Acquisition Credit Facility, due January 2016	5,500	15,000
Revolving Credit Facility, due January 2016	18,000	18,500
Note payable - Greenlawn acquisition	1,355	1,400
Note payable - Nelms acquisition (net of discount)	706	866
Note payable - Acquisition non-competes	1,642	1,646
10.25% Senior Notes, due 2017	150,000	150,000
Class B Senior Secured Notes, due 2012 (interest rate-12.50%)	—	17,500
Class C Senior Secured Notes, due 2012 (interest rate-12.50%)	—	17,500

Total	178,877	223,992
Less current portion	1,743	1,386
Less unamortized bond discount	3,318	3,598

Long-term portion	$173,816	$219,008

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

The Indenture requires the Company, the Issuers and/or the Note Guarantors, as applicable, to comply with various covenants including, but not limited to, covenants that, subject to certain exceptions, limit the Company’s and its subsidiaries’ ability to (i) incur additional indebtedness; (ii) make certain dividends, distributions, redemptions or investments; (iii) enter into certain transactions with affiliates; (iv) create, incur, assume or permit to exist certain liens against their assets; (v) make certain sales of their assets; and (vi) engage in certain mergers, consolidations or sales of all or substantially all of their assets. The Indenture also contains various affirmative covenants regarding, among other things, delivery of certain reports filed with the SEC and materials required pursuant to Rule 144A under the Securities Act to holders of the Senior Notes and joinder of future subsidiaries as Note Guarantors under the Indenture. The Company was in compliance with all financial covenants at September 30, 2011.

Note Purchase Agreement

On August 15, 2007, the Company entered into, along with the General Partner and certain of the Company’s subsidiaries (collectively, the “Note Issuers”), the Amended and Restated Note Purchase Agreement (the “NPA”) with Prudential Investment Management Inc., The Prudential Insurance Company of America, Prudential Retirement Insurance and Annuity Company, certain affiliates of Prudential Investment Management Inc., iStar Financial Inc., SFT I, Inc., and certain affiliates of iStar Financial Inc. (collectively, the “Note Purchasers”). The NPA was amended seven times prior to January 28, 2011 to amend borrowing levels, interest rates and covenants. Capitalized terms which are not defined in the following description shall have the meaning assigned to such terms in the NPA, as amended.

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

The Credit Agreement provides for both an acquisition credit facility (the “Acquisition Credit Facility”) of $65.0 million and a revolving credit facility (the “Revolving Credit Facility” and, together with the Acquisition Credit Facility, the “Credit Facility”) of $55.0 million. At September 30, 2011, amounts outstanding under the Credit Facility bear interest at a rate of 5.75%. Amounts borrowed may be either Base Rate Loans or Eurodollar Rate Loans and once repaid or prepaid, amounts under the Acquisition Credit Facility may not be reborrowed. Depending on the type of loan, borrowings bear interest at the Base Rate or Eurodollar Rate, plus applicable margins ranging from 1.75% to 2.75% and 2.75% to 3.75%, respectively, depending on the Company’s Consolidated Leverage Ratio. The Base Rate is the highest of the Prime Rate, the Federal Funds Rate plus 0.50%, or the Eurodollar Rate plus 1.0%. The Eurodollar Rate is:

•	with respect to a Eurodollar Rate Loan, the higher of the British Bankers Association LIBOR Rate or 2.0%; and

•	with respect to a Base Rate Loan, the British Bankers Association LIBOR Rate.

The maturity date of the Credit Facility is January 29, 2016. The Company’s maximum Consolidated Leverage Ratio, which is the ratio of Consolidated Funded Indebtedness to Consolidated EBITDA, is 3.65 to 1.0 for all Measurement Periods ending after December 31, 2010. In addition, the Company will not be permitted to have Maintenance Capital Expenditures, as defined in the Credit Agreement, for any Measurement Period ending in 2011, 2012 and 2013 exceeding $4.6 million, $5.2 million and $5.8 million, respectively, or $6.5 million for any Measurement Period ending in 2014 or thereafter. The Company will also not permit Consolidated EBITDA for any Measurement Period to be less than the sum of (i) $52 million plus (ii) 80% of the aggregate of all Consolidated EBITDA for each Permitted Acquisition completed after February 9, 2011.

At the time of entering into the Credit Agreement, Consolidated Fixed Charge Coverage Ratio was required to be not less than 1.15x for any Measurement Period ending in 2011, or 1.20x for any Measurement Period thereafter.

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

On October 28, 2011, the Company entered into the Second Amendment to the Credit Agreement (the “Second Amendment”) to provide that the Company may not permit the Consolidated Fixed Charge Coverage Ratio to be less than 1.05x for any Measurement Period ending in the third and fourth fiscal quarters of 2011, or 1.20x thereafter. This amendment was effective on a retroactive basis to August 31, 2011.

The Credit Agreement requires the Borrowers to pay an unused commitment fee, which is calculated based on the amount by which the commitments under the Credit Agreement exceed the usage of such commitments. The Commitment Fee Rate ranges from 0.5% to 0.75% depending on the Company’s Consolidated Leverage Ratio.

The Credit Agreement contains restrictive covenants that, among other things, prohibit distributions upon defined events of default, restrict investments and sales of assets and require the Company to maintain certain financial covenants, including specified financial ratios. A material decrease in revenues could cause the Company to breach certain of its financial covenants, such as the Consolidated Leverage Ratio, Consolidated Fixed Charge Coverage Ratio and the Consolidated EBITDA covenant, under the Credit Agreement. Any such breach could allow the Lenders to accelerate (or create cross-default under) the Company’s debt which would have a material adverse effect on the Company’s business, financial condition or results of operations. As of September 30, 2011 the Company was in compliance with all applicable financial covenants.

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

As of September 30, 2011, the Company’s taxable corporate subsidiaries had a federal net operating loss carryover of approximately $124.9 million, which will begin to expire in 2019 and $170.4 million in state net operating losses which begin to expire this year.

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

The provision for income taxes for the three and nine months ended September 30, 2011 and 2010 is based upon the estimated annual effective tax rates expected to be applicable to the Company for 2011 and 2010, respectively. The Company’s effective tax rate differs from its statutory tax rate primarily because the Company’s legal entity structure includes different tax filing entities, including a significant number of partnerships that are not subject to paying tax.

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

The Company recognizes any interest accrued related to unrecognized tax benefits in interest expense and any penalties in operating expenses. The Company has not recorded any material interest or penalties during the three and nine months ended September 30, 2011 or 2010. During the nine months ended September 30, 2011, the Company recorded an income tax benefit of approximately $0.9 million related to the reversal of uncertain tax positions for which the statute of limitations had expired.

10.	DEFERRED CEMETERY REVENUES, NET

At September 30, 2011 and December 31, 2010, deferred cemetery revenues, net, consisted of the following:

	As of
	September 30, 2011	December 31, 2010
	(in thousands)
Deferred cemetery revenue	$294,464	$266,754
Deferred merchandise trust revenue	46,089	28,999
Deferred merchandise trust unrealized gains (losses)	(22,202)	11,307
Deferred pre-acquisition margin	122,914	117,309
Deferred cost of goods sold	(41,263)	(37,904)

Deferred cemetery revenues, net	$400,002	$386,465

Deferred selling and obtaining costs	$65,819	$59,422

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

Leases

At September 30, 2011, the Company was committed to operating lease payments for premises, automobiles and office equipment under various operating leases with initial terms ranging from one to five years and options to renew at varying terms. Expenses under operating leases were $0.6 million and $1.7 million for the three and nine months ended September 30, 2011, respectively, and $0.6 million and $1.6 million for the three and nine months ended 2010, respectively.

At September 30, 2011, operating leases will result in future payments in the following approximate amounts:

(in thousands)
2012	$1,711
2013	1,505
2014	946
2015	681
2016	658
Thereafter	1,868

Total	$7,369

12.	PARTNERS’ CAPITAL

Unit-Based Compensation

The Company has issued to certain key employees and management unit-based compensation in the form of unit appreciation rights and phantom partnership units.

Compensation expense recognized related to unit appreciation rights and restricted phantom unit awards for the three and nine months ended September 30, 2011 and 2010 are summarized in the table below:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Unit appreciation rights	$119	$121	$358	$364
Restricted phantom units	76	69	218	179

Total unit-based compensation expense	$195	$190	$576	$543

As of September 30, 2011, there was approximately $1.1 million in non-vested unit appreciation rights outstanding. These unit appreciation rights will be expensed through the first quarter of 2013.

On February 9, 2011, the Company completed a follow on public offering of 3,756,155 common units, including an option to purchase up to 731,155 common units to cover over-allotments which was exercised in full by the underwriters, at a price of $29.25 per unit, representing a 19.4% interest in the Company. Total gross proceeds from these transactions were approximately $109.9 million, before offering costs and underwriting discounts. Net proceeds of the offering, including the related capital contribution of the General Partner, after deducting underwriting discounts and offering expenses, were approximately $105.6 million. As part of this transaction, selling unitholders also sold 1,849,366 common units. The Company did not receive any of the proceeds generated by the sale of any units held by the selling unitholders.

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

The table below reflects the Company’s preliminary assessment of the fair value of net assets acquired, the purchase price and the resulting goodwill recorded in the first quarter of the year. These amounts will be retrospectively adjusted as additional information is received.

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

Preliminary Assessment
(in thousands)
Assets:
Accounts receivable	$104
Cemetery property	880
Merchandise trusts, restricted, at fair value	2,622
Perpetual care trusts, restricted, at fair value	1,195
Property and equipment	1,783

Total assets	6,584

Liabilities:
Deferred margin	1,420
Merchandise liabilities	1,701
Perpetual care trust corpus	1,195
Deferred tax liability	400

Total liabilities	4,716

Fair value of net assets acquired	1,868

Consideration paid	2,150

Goodwill from purchase	$282

Third Quarter 2011 Acquisitions

On August 1, 2011, the Operating Company and CFS West Virginia, an affiliate of the Operating Company, (collectively the “Buyer”) entered into a Stock Purchase Agreement with three individuals (collectively the “Seller”) to purchase all of the stock of Prince George Cemetery Corporation, a Virginia corporation. Through the purchase of Prince George Cemetery Corporation, the Buyer acquired one cemetery in Virginia. In consideration for the stock acquired, the Buyer paid the Seller approximately $1.9 million in cash. The Buyer will also pay $0.3 million in cash in even quarterly installments over a five year period in exchange for non-compete agreements with the Seller.

The table below reflects the Company’s preliminary assessment of the fair value of net assets acquired, the purchase price and the resulting goodwill recorded in the third quarter of the year. These amounts will be retrospectively adjusted as additional information is received.

Preliminary Assessment
(in thousands)
Assets:
Accounts receivable	$89
Cemetery property	2,277
Merchandise trusts, restricted, at fair value	577
Perpetual care trusts, restricted, at fair value	898
Property and equipment	125
Other assets	160

Total assets	4,126

Liabilities:
Deferred margin	360
Merchandise liabilities	332
Deferred tax liability	810
Perpetual care trust corpus	898

Total liabilities	2,400

Fair value of net assets acquired	1,726

Consideration paid at closing	1,850

Consideration to be paid	280

Total consideration	$2,130

Goodwill from purchase	$404

Also, on August 17, 2011, the Operating Company, StoneMor Puerto Rico LLC, a Puerto Rico limited liability company and StoneMor Puerto Rico Subsidiary LLC, a Puerto Rico limited liability company, each a wholly-owned subsidiary of the Company (collectively the “Buyer”), entered into a Stock Purchase Agreement with Alderwoods Group, LLC, a Delaware limited liability company (the “Seller” or “SCI Puerto Rico”) to purchase all of the stock of SCI Puerto Rico Funeral and Cemetery Services, Inc., a Puerto Rico corporation. Through the purchase of SCI Puerto Rico Funeral and Cemetery Services, Inc., the Buyer acquired five cemeteries and four funeral homes in Puerto Rico. In consideration for the stock acquired, the Buyer paid the Seller $4.6 million in cash.

The table below reflects the Company’s preliminary assessment of the fair value of net assets acquired, the purchase price and the resulting goodwill recorded in the third quarter of the year. These amounts will be retrospectively adjusted as additional information is received.

Preliminary
Assessment
(in thousands)
Assets:
Accounts receivable	$3,844
Cemetery property	4,730
Perpetual care trusts, restricted, at fair value	594
Property and equipment	3,570

Total assets	12,738

Liabilities:
Deferred margin	5,526
Merchandise liabilities	5,100
Deferred tax liability	640
Perpetual care trust corpus	594

Total liabilities	11,860

Fair value of net assets acquired	878

Consideration paid	4,600

Goodwill from purchase	$3,722

The results of operations and pro forma results related to the acquisitions made in 2011 are not material to the unaudited condensed consolidated financial statements taken as a whole.

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

If the acquisitions from the first and second quarters of 2010 had been consummated on January 1, 2010, on a pro forma basis, for the three and nine months ended September 30, 2010, consolidated revenues would have been $55.1 million and $149.0 million, respectively, consolidated net income (loss) would have been $(2.1) million and $1.7 million, respectively and net income (loss) per limited partner unit (basic and diluted) would have been $(0.15) and $0.12, respectively.

Third Quarter 2010 Acquisition and Long-Term Operating Agreement

During the third quarter of 2010, certain subsidiaries of the Company entered into a long-term operating agreement (the “Operating Agreement”) with the Archdiocese of Detroit (the “Archdiocese”) wherein the Company became the exclusive operator of certain cemeteries owned by the Archdiocese.

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

The Company has concluded that this Operating Agreement does not qualify as a variable interest entity because the Company does not control the entity. However, the existing merchandise trust, which had a fair value of approximately $3.5 million as of the contract date, has been consolidated as a variable interest entity as the Company controls and directly benefits from the operations of the merchandise trust. Other liabilities assumed by the Company have also been recorded as of the contract date. As no consideration was paid in this transaction, the Company has recorded a deferred gain of approximately $3.1 million within deferred cemetery revenues, net, which represent the excess of the value of the merchandise trust over the liabilities assumed. This amount will be amortized as the Company recognizes the benefits of ownership associated with the merchandise trust.

The table below reflects the amounts recorded on the contract date either through consolidation as a VIE or the assumption of a liability, resulting in a deferred gain.

Final Assessment
(in thousands)
Assets:
Merchandise trusts, restricted, at fair value	$3,493
Liabilities:
Deferred margin	208
Merchandise liabilities	192

Net assets recorded	3,093
Consideration paid	—

Deferred gain	$3,093

Also during the third quarter of 2010, the Company purchased a single cemetery for $1.5 million, which included the payoff of an existing mortgage of $0.3 million. At September 30, 2010, the Company had made a provisional assessment of the fair value of net assets acquired for this transaction. The Company obtained additional information in the fourth quarter of 2010 and had retrospectively adjusted these preliminary values as of December 31, 2010.

The table below reflects the Company’s final assessment of the fair value of net assets received, the purchase price and the resulting gain on a bargain purchase and displays the adjustment made from the adjusted values reported at December 31, 2010. The Company obtained additional information in the second quarter of 2011 and has retrospectively adjusted these preliminary values as noted below.

	Preliminary Assessment	Adjustments	Final Assessment
		(in thousands)
Assets:
Accounts receivable	$1,003	$(134)	$869
Cemetery property	2,831		2,831
Property and equipment	607		607
Merchandise trusts, restricted, at fair value	3,080		3,080
Perpetual care trusts, restricted, at fair value	1,089		1,089
Intangible assets	340		340

Total assets	8,950	(134)	8,816

Liabilities:
Deferred margin	2,537	(133)	2,404
Other liabilities	318		318
Merchandise liabilities	2,342		2,342
Deferred tax liabilities	1,104		1,104
Perpetual care trust corpus	1,089	—	1,089

Total liabilities	7,390	(133)	7,257

Fair value of net assets acquired	1,560	(1)	1,559

Consideration paid	1,500	—	1,500

Gain on bargain purchase	$60	$(1)	$59

The results of operations related to this acquisition are not material to the financial statements taken as a whole.

The accounting for an acquisition made in the fourth quarter of 2010 has still not been finalized and is subject to further adjustment during 2011. During the second quarter of 2011, the Company obtained additional information related to the acquisition made in the fourth quarter of 2010. These adjustments resulted in changes to amounts reported on the balance sheet at December 31, 2010 as follows; an increase to goodwill of $0.1 million and a decrease to long-term accounts receivable of $0.1 million.

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

Segment information as of and for the three and nine months ended September 30, 2011 and 2010 is as follows:

As of and for the three months ended September 30, 2011:

	Cemeteries			Funeral
	Southeast	Northeast	West	Homes	Corporate	Adjustment	Total
	(in thousands)
Revenues
Sales	$19,480	$7,744	$11,939	$—	$—	$(5,000)	$34,163
Service and other	7,354	6,007	7,136	—	—	(1,834)	18,663
Funeral home	—	—	—	7,705	—	(206)	7,499

Total revenues	26,834	13,751	19,075	7,705	—	(7,040)	60,325

Costs and expenses
Cost of sales	4,056	1,965	2,127	—	—	(988)	7,160
Cemetery	6,009	3,770	5,533	—	—	—	15,312
Selling	6,686	2,693	3,621	—	130	(938)	12,192
General and administrative	3,279	1,535	2,297	—	—	—	7,111
Corporate overhead	—	—	—	—	5,628	—	5,628
Depreciation and amortization	425	219	444	391	407	—	1,886
Funeral home	—	—	—	5,868	—	—	5,868
Acquisition related costs	—	—	—	—	1,189	—	1,189

Total costs and expenses	20,455	10,182	14,022	6,259	7,354	(1,926)	56,346

Operating profit	$6,379	$3,569	$5,053	$1,446	$(7,354)	$(5,114)	$3,979

Total assets	$438,653	$275,081	$365,737	$55,117	$35,865	$—	$1,170,453
Amortization of cemetery property	$839	$442	$441	$—	$—	$(268)	$1,454
Long lived asset additions	$7,735	$472	$1,834	$3,869	$236	$—	$14,146
Goodwill	$3,629	$—	$11,586	$7,456	$—	$—	$22,671

As of and for the nine months ended September 30, 2011:

	Cemeteries			Funeral
	Southeast	Northeast	West	Homes	Corporate	Adjustment	Total
	(in thousands)
Revenues
Sales	$59,448	$24,277	$34,960	$—	$5	$(25,203)	$93,487
Service and other	23,533	17,586	22,207	—	—	(9,344)	53,982
Funeral home	—	—	—	22,749	—	(555)	22,194

Total revenues	82,981	41,863	57,167	22,749	5	(35,102)	169,663

Costs and expenses
Cost of sales	12,128	5,281	5,743	—	—	(3,783)	19,369
Cemetery	17,036	10,739	15,085	—	—	—	42,860
Selling	20,292	8,464	10,336	—	807	(5,976)	33,923
General and administrative	9,547	4,555	6,469	—	(2)	—	20,569
Corporate overhead	—	—	—	—	17,572	—	17,572
Depreciation and amortization	1,183	663	1,686	1,118	1,724	—	6,374
Funeral home	—	—	—	16,875	—	—	16,875
Acquisition related costs	—	—	—	—	3,147	—	3,147

Total costs and expenses	60,186	29,702	39,319	17,993	23,248	(9,759)	160,689

Operating profit	$22,795	$12,161	$17,848	$4,756	$(23,243)	$(25,343)	$8,974

Total assets	$438,653	$275,081	$365,737	$55,117	$35,865	$—	$1,170,453
Amortization of cemetery property	$2,592	$1,582	$835	$—	$—	$(597)	$4,412
Long lived asset additions	$11,607	$1,223	$5,111	$5,909	$540	$—	$24,390
Goodwill	$3,629	$—	$11,586	$7,456	$—	$—	$22,671

As of and for the three months ended September 30, 2010:

	Cemeteries			Funeral
	Southeast	Northeast	West	Homes	Corporate	Adjustment	Total
	(in thousands)
Revenues
Sales	$18,807	$8,474	$10,232	$—	$—	$(8,166)	$29,347
Service and other	7,610	6,153	6,898	—	—	(4,386)	16,275
Funeral home	—	—	—	6,688	—	(180)	6,508

Total revenues	26,417	14,627	17,130	6,688	—	(12,732)	52,130

Costs and expenses
Cost of sales	3,975	1,988	1,783	—	—	(1,278)	6,468
Cemetery	5,354	3,482	4,670	—	—	—	13,506
Selling	5,967	2,690	3,112	—	172	(1,643)	10,298
General and administrative	3,004	1,502	1,812	—	9	—	6,327
Corporate overhead	—	—	—	—	5,360	—	5,360
Depreciation and amortization	417	192	454	253	1,150	—	2,466
Funeral home	—	—	—	5,025	—	—	5,025
Acquisition related costs	—	—	—	—	1,963	—	1,963

Total costs and expenses	18,717	9,854	11,831	5,278	8,654	(2,921)	51,413

Operating profit	$7,700	$4,773	$5,299	$1,410	$(8,654)	$(9,811)	$717

Total assets	$369,567	$260,912	$348,006	$48,668	$92,475	$—	$1,119,628
Amortization of cemetery property	$760	$544	$182	$—	$—	$(92)	$1,394
Long lived asset additions	$476	$3,611	$1,476	$202	$31	$—	$5,796
Goodwill	$456	$—	$11,304	$5,818	$—	$—	$17,578

As of and for the nine months ended September 30, 2010:

	Cemeteries			Funeral
	Southeast	Northeast	West	Homes	Corporate	Adjustment	Total
	(in thousands)
Revenues
Sales	$58,231	$25,250	$26,469	$—	$—	$(33,613)	$76,337
Service and other	19,039	16,424	13,223	—	—	(1,645)	47,041
Funeral home	—	—	—	18,651	—	(492)	18,159

Total revenues	77,270	41,674	39,692	18,651	—	(35,750)	141,537

Costs and expenses
Cost of sales	11,975	5,298	4,311	—	7	(5,398)	16,193
Cemetery	15,057	9,822	9,963	—	—	(3)	34,839
Selling	18,490	8,087	7,843	—	490	(7,529)	27,381
General and administrative	8,910	4,473	4,690	—	13	—	18,086
Corporate overhead	—	—	—	—	16,054	—	16,054
Depreciation and amortization	1,155	571	759	820	2,900	—	6,205
Funeral home	—	—	—	14,120	—	(22)	14,098
Acquisition related costs	—	—	—	—	4,619	—	4,619

Total costs and expenses	55,587	28,251	27,566	14,940	24,083	(12,952)	137,475

Operating profit	$21,683	$13,423	$12,126	$3,711	$(24,083)	$(22,798)	$4,062

Total assets	$369,567	$260,912	$348,006	$48,668	$92,475	$—	$1,119,628
Amortization of cemetery property	$2,345	$1,615	$475	$—	$—	$(482)	$3,953
Long lived asset additions	$2,440	$4,524	$64,402	$8,055	$78	$—	$79,499
Goodwill	$456	$—	$11,304	$5,818	$—	$—	$17,578

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

Level 1: Quoted market prices available in active markets for identical assets or liabilities. The Company includes short-term investments, consisting primarily of money market funds, U.S. Government debt securities and publicly traded equity securities and mutual funds in its level 1 investments.

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

The following table allocates the Company’s assets and liabilities measured at fair value as of September 30, 2011 and December 31, 2010.

As of September 30, 2011

Merchandise Trust

Description	Level 1	Level 2	Total
	(in thousands)
Assets
Short-term investments	$27,242	$—	$27,242
Fixed maturities:
U.S. government and federal agency	—	—	—
U.S. state and local government agency	—	23	23
Corporate debt securities	—	9,337	9,337
Other debt securities	—	2,461	2,461

Total fixed maturity investments	—	11,821	11,821

Mutual funds - debt securities	65,959	—	65,959
Mutual funds - equity securities - real estate sector	19,998	—	19,998
Mutual funds - equity securities - energy sector	24,421	—	24,421
Mutual funds - equity securities - MLP’s	18,488	—	18,488
Mutual funds - equity securities - other	61,616	—	61,616
Equity securities
Preferred REIT’s	9,027	—	9,027
Master limited partnerships	34,314	—	34,314
Global equity securities	19,258	—	19,258
Other invested assets	—	5,112	5,112

Total	$280,323	$16,933	$297,256

Perpetual Care Trust

Description	Level 1	Level 2	Total
	(in thousands)
Assets
Short-term investments	$17,572	$—	$17,572
Fixed maturities:
U.S. government and federal agency	512	—	512
U.S. state and local government agency	—	148	148
Corporate debt securities	—	21,105	21,105
Other debt securities	—	371	371

Total fixed maturity investments	512	21,624	22,136

Mutual funds - debt securities	58,648	—	58,648
Mutual funds - equity securities - real estate sector	22,144	—	22,144
Mutual funds - equity securities - energy sector	17,368	—	17,368
Mutual funds - equity securities - MLP’s	12,467	—	12,467
Mutual funds - equity securities - other	40,910	—	40,910
Equity securities
Preferred REIT’s	19,505	—	19,505
Master limited partnerships	23,379	—	23,379
Global equity securities	636	—	636
Other invested assets	—	—	—

Total	$213,141	$21,624	$234,765

As of December 31, 2010

Merchandise Trust

Description	Level 1	Level 2	Total
	(in thousands)
Assets
Short-term investments	$40,723	$—	$40,723
Fixed maturities:
U.S. government and federal agency	—	—	—
U.S. state and local government agency	—	23	23
Corporate debt securities	—	9,940	9,940
Other debt securities	—	1,538	1,538

Total fixed maturity investments	—	11,501	11,501

Mutual funds - debt securities	52,518	—	52,518
Mutual funds - equity securities - real estate sector	12,761	—	12,761
Mutual funds - equity securities - energy sector	29,119	—	29,119
Mutual funds - equity securities - MLP’s	20,077	—	20,077
Mutual funds - equity securities - other	64,708	—	64,708
Equity securities
Preferred REIT’s	16,549	—	16,549
Master limited partnerships	36,520	—	36,520
Global equity securities	22,192	—	22,192
Other invested assets	—	5,208	5,208

Total	$295,167	$16,709	$311,876

Perpetual Care Trust

Description	Level 1	Level 2	Total
	(in thousands)
Assets
Short-term investments	$20,583	$—	$20,583
Fixed maturities:
U.S. government and federal agency	600	—	600
U.S. state and local government agency	—	148	148
Corporate debt securities	—	22,692	22,692
Other debt securities	—	508	508

Total fixed maturity investments	600	23,348	23,948

Mutual funds - debt securities	55,149	—	55,149
Mutual funds - equity securities - real estate sector	13,026	—	13,026
Mutual funds - equity securities - energy sector	21,340	—	21,340
Mutual funds - equity securities - MLP’s	13,564	—	13,564
Mutual funds - equity securities - other	43,850	—	43,850
Equity securities
Preferred REIT’s	31,050	—	31,050
Master limited partnerships	25,426	—	25,426
Global equity securities	776	—	776
Other invested assets	—	978	978

Total	$225,364	$24,326	$249,690

All level 2 assets are priced utilizing independent pricing services. There were no level 3 assets.

16.	RESTATEMENT OF SEPTEMBER 30, 2010 CONSOLIDATED FINANICAL STATEMENTS

As previously disclosed in the Company’s 2010 Form 10-K, during the third quarter of 2010, the Company became the exclusive operator of three cemeteries under long-term operating agreements. The Company had previously concluded that through these operating agreements it had obtained control over variable interest entities and accordingly, the Company applied purchase accounting to record its interest in these variable interest entities. It was subsequently determined that these cemeteries did not qualify as variable interest entities. The Company also determined that it did not obtain control either under the voting interest model or by contract. As a result, the Company concluded that the cemeteries should not have been consolidated and purchase accounting rules should not have been applied. The unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2010 and the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2010 have been revised to deconsolidate these cemeteries and remove a gain of approximately $6.4 million that was recognized upon execution of the agreements.

Further, as part of these agreements, the Company has assumed certain liabilities and has assumed control of the underlying merchandise trusts related to these cemeteries. These trusts were previously and continue to be properly consolidated as variable interest entities. See Note 13 for a more detailed discussion of the net assets that have been recognized as a result of these transactions.

The following is a summary of the impact of the restatement on the unaudited condensed consolidated financial statements:

For the three months ended September 30, 2010

Condensed Consolidated Statement of Operations	As Previously Reported	Adjustment	As Restated
Cost of goods sold merchandise	$5,150	$(52)	$5,098
Depreciation and amortization	2,261	205	2,466
Acquisition related costs	2,167	(204)	1,963
Operating profit	656	61	717
Gain on acquisitions	6,656	(6,597)	59
Income tax benefit	(1,829)	2	(1,827)
Net income (loss)	4,645	(6,546)	(1,901)
General partner’s interest in net income (loss) for the period	93	(131)	(38)
Limited partners’ interest in net income (loss) for the period	4,552	(6,415)	(1,863)
Net income (loss) per limited partner unit - basic and diluted	$.33	$(.46)	$(.13)

For the nine months ended September 30, 2010

Condensed Consolidated Statement of Operations	As Previously Reported	Adjustment	As Restated
Cost of goods sold merchandise	$12,572	$(106)	$12,466
Depreciation and amortization	5,918	287	6,205
Acquisition related costs	4,823	(204)	4,619
Operating profit	4,029	33	4,062
Gain on acquisitions	29,968	(22,816)	7,152
Income tax benefit	(2,683)	1	(2,682)
Net income (loss)	25,326	(22,792)	2,534
General partner’s interest in net income (loss) for the period	510	(459)	51
General partner’s IDR interest in net income (loss) for the period	6,250	(6,250)	—
Limited partners’ interest in net income (loss) for the period	18,565	(16,082)	2,483
Net income (loss) per limited partner unit - basic and diluted	$1.36	$(1.18)	$.18

Condensed Consolidated Statement of Cash Flows	As Previously Reported	Adjustment	As Restated
Net cash provided by operating activities	$9,433	$324	$9,757
Net cash used in investing activities	$(44,464)	$(324)	$(44,788)

17.	SUBSEQUENT EVENTS

In October of 2011, the Company acquired three cemeteries and three funeral homes in Tennessee. The cemeteries and funeral homes were purchased out of a state court-appointed receivership for approximately $5.0 million in cash. The Company is in the process of assessing the allocation of the purchase price and the fair value of the net assets acquired in this transaction.

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

Cornerstone had been founded in 1999 by members of our management team and a private equity investment firm, which we refer to as McCown De Leeuw, in order to acquire a group of 123 cemetery properties and 4 funeral homes. Since that time, Cornerstone, succeeded by us, has acquired additional cemeteries and funeral homes, entered into long term cemetery operating agreements, built funeral homes, and sold cemeteries and funeral homes, resulting in the operation of 269 cemeteries and 66 funeral homes.

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

Overview

Cemetery Operations

We are currently the second largest owner and operator of cemeteries in the United States. As of September 30, 2011, we operated 269 cemeteries in 25 states and Puerto Rico. We own 248 of these cemeteries, and we operate the remaining 21 under management or operating agreements with the nonprofit cemetery corporations that own the cemeteries. As a result of the agreements, other control arrangements and applicable accounting rules, we have treated 15 of these cemeteries as acquisitions for accounting purposes.

The 3 cemeteries that we began operating under a long-term operating agreement in the third quarter of 2010 and 3 other cemeteries we operate under long-term operating agreements do not qualify as acquisitions for accounting purposes. As a result, we did not consolidate all of the existing assets and liabilities related to these cemeteries. We have consolidated the existing assets and liabilities of each of these cemeteries’ merchandise and perpetual care trusts as variable interest entities since we control and receive the benefits and absorb any losses from operating these trusts. Under these long-term operating agreements, which are subject to certain termination provisions, we are the exclusive operator of these cemeteries. We earn revenues related to sales of merchandise, services, and interment rights and incur expenses related to such sales and the maintenance and upkeep of these cemeteries. Upon termination of these contracts, we will retain all of the benefits and related contractual obligations incurred from sales generated during the contract period. We have also recognized the existing merchandise liabilities assumed as part of these agreements.

We sell cemetery products and services both at the time of death, which we refer to as at-need, and prior to the time of death, which we refer to as pre-need. Revenues from cemetery operations accounted for approximately 87.6% and 86.9% of our revenues during the three and nine months ended September 30, 2011 as compared to 87.5% and 87.2% during the same periods last year.

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

Contracts related to pre-need installment sales are usually for a period not to exceed 60 months, with payments of principal and interest required. Pre-need sales contracts normally contain provisions for both principal and interest. For those contracts that do not bear a market rate of interest, we impute such interest based upon the prime rate plus 150 basis points, which resulted in a rate of 4.75% for the three and nine months ended September 30, 2011 and 2010.

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

Funeral Home Operations

As of September 30, 2011, we owned and operated 66 funeral homes. These properties are located in seventeen states and Puerto Rico. Thirty five of our funeral homes are located on the grounds of cemeteries that we own.

We derive revenues at our funeral homes from the sale of funeral home merchandise, including caskets and related funeral merchandise, and services, including removal and preparation of remains, the use of our facilities for visitation, worship and performance of funeral services and transportation services. We sell these services and merchandise almost exclusively at the time of need utilizing salaried licensed funeral directors. Funeral home revenues accounted for approximately 12.4% and 13.1% of our revenues during the three and nine months ended September 30, 2011 as compared to 12.5% and 12.8% during the same periods last year.

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

2011 Developments

Significant business developments for the nine months ended September 30, 2011 include the following:

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

•

On August 1, 2011, we entered into a Stock Purchase Agreement with three individuals to purchase all of the stock of Prince George Cemetery Corporation, a Virginia corporation. Pursuant to this agreement, we acquired one cemetery in Virginia. In consideration for the transfer, we paid approximately $1.9 million in cash and will pay an additional $0.3 million in cash in even quarterly installments over the next five years.

•

On August 17, 2011, we entered into a Stock Purchase Agreement with Alderwoods Group, LLC, a Delaware limited liability company, to purchase all of the stock of SCI Puerto Rico Funeral and Cemetery Services, Inc., a Puerto Rico corporation. Pursuant to this agreement, we acquired five cemeteries and four funeral homes in Puerto Rico. In consideration for the transfer, we paid $4.6 million in cash.

Current Market Conditions and Economic Developments

As of September 30, 2011, the market value of the assets in our merchandise trust was 93.2% of their amortized cost, but exceeded their amortized cost by 3.7% at December 31, 2010. As of September 30, 2011, the market value of the assets in our perpetual care trust was 96.3% of their amortized cost, but exceeded their amortized cost by 6.5% at December 31, 2010. This quarter is the first time that the aggregate market value of the investments in our trusts has decreased below their amortized cost since the period ended June 30, 2010. This decline is directly related to a decline in overall global market conditions.

We were able to raise capital via a follow on public offering of our common units, representing a limited partnership interest in us, in February of 2011 and September of 2010. In addition, as of September 30, 2011, the majority of our long-term debt consists of $150.0 million in Senior Notes which is due in 2017 and $18.0 million and $5.5 million of borrowings on our Revolving Credit Facility and Acquisition Credit Facility, respectively. We also have unused lines of credit on our revolving and acquisition credit facilities of $37.0 million and $59.5 million, respectively.

The value of pre-need and at-need contracts written has not deteriorated and the aggregate values of contracts written were $59.8 million and $180.9 million for the three and nine months ended September 30, 2011 as compared to $57.5 million and $164.4 million during the same periods last year.

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

The leverage ratio relates to the ratio of consolidated debt to the Profitability Measure. This measure was significantly improved due to the pay down of debt using proceeds from our February 2011 follow on public offering of common units as well as the third quarter 2010 public offering of common units. Our leverage ratio is 2.79 at September 30, 2011 as opposed to a maximum allowed ratio of 3.65. The coverage ratio relates to the excess of the Profitability Measure less distributions made to partners over fixed charges. After giving effect to the First Amendment to the Credit Agreement, we were in compliance with our coverage ratio at June 30, 2011. Our coverage ratio was 1.08 at September 30, 2011. On October 28, 2011, we entered into the Second Amendment to the Credit Agreement which reduced the coverage ratio to a minimum allowed ratio of 1.05 for the third and fourth quarters of 2011, effective on a retroactive basis to August 31, 2011.

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

Results of Operations – Segments

Three Months Ended September 30, 2011 Compared to the Three Months ended September 30, 2010

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

We account for and analyze the results of operations for each of these segments on a basis of accounting that is different from generally accepted accounting principals. We reconcile these non-GAAP accounting results of operations to GAAP based amounts at the consolidated level. This reconciliation is included in Note 14 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

The method of accounting we utilize to analyze our overall results of operations, including segment results, provides for a production based view of our business. Under the production based view, we recognize revenues at their contract value at the point in time in which the contract is written, less a historic cancellation reserve. All related costs are expensed in the period the contract is recognized as revenue. In contrast, GAAP requires that we defer all revenues, and the direct costs associated with these revenues, until we meet certain delivery and performance requirements. The nature of our business is such that there is no meaningful relationship between the time that elapses from the date a contract is executed and the date the underlying merchandise is delivered or the service, delivery and performance requirements are met. Further, certain factors affecting this time period, such as weather and supplier issues, are out of our control. As a result, during a period of growth, operating profits as defined by GAAP will tend to lag behind operating profits on a production based view because of the required deferral of revenues. Our performance based view ignores these delays and presents results based upon the underlying value of contracts written. We believe this is the most reliable indicator of our performance for a given period as the value of contracts written less a historical cancellation reserve reflects the economic value added during a given period of time. Accordingly, the ensuing segment discussion is on a basis of accounting that differs from generally accepted accounting principles. See Note 1 to the consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 for a more detailed discussion of our accounting policies under GAAP.

Cemetery Operations – Southeast

In 2010 and 2011, we made several acquisitions in our Cemetery Operations – Southeast segment. Of these acquisitions, 3 occurred during the first quarter of 2011 and 6 occurred during the third quarter of 2011. Therefore, the results of operations for these properties have no impact on the three months ended September 30, 2010, but are included in the three months ended September 30, 2011. These additions are contributing the entire increase in revenues and just over half of the increase to costs and expenses for this segment.

The table below compares the results of operations for our Cemetery Operations – Southeast for the three months ended September 30, 2011 to the same period last year:

	Three months ended September 30,
	2011	2010	Change ($)	Change (%)
		(in thousands)
		(non-GAAP)
Total revenues	$26,834	$26,417	$417	1.6%
Total costs and expenses	20,455	18,717	1,738	9.3%

Operating profit	$6,379	$7,700	$(1,321)	-17.2%

Revenues

Revenues for Cemetery Operations – Southeast were $26.8 million for the three months ended September 30, 2011, an increase of $0.4 million, or 1.6%, compared to $26.4 million during the same period last year.

The increase was related to an overall increase in the value of contracts written, with an increase of $0.6 million in the value of pre-need contracts and $0.2 million in the value of at-need contracts. This was partially offset by a decrease of $0.5 million in income from our trusts.

Total costs and expenses

Total costs and expenses for Cemetery Operations – Southeast were $20.5 million for the three months ended September 30, 2011, an increase of $1.8 million, or 9.3%, compared to $18.7 million during the same period last year.

The increase was primarily related to:

•	A $0.1 million increase in cost of goods sold. This was attributable to the corresponding increase in the value of contracts written.

•

A $0.7 million increase in selling expenses. This was primarily attributable to an increase of $0.4 million in salary and benefit expenses, and $0.2 million in commission related expenses and $0.1 million in telephone and telemarketing costs.

•

A $0.7 million increase in cemetery expenses. The increase was primarily due to increases of $0.4 million in labor costs, $0.2 million in repair and maintenance costs, and $0.1 million in utility and fuel costs.

•	A $0.3 million increase in general and administrative expense primarily due to a $0.2 million increase in labor costs and other increases in general office costs.

Cemetery Operations – Northeast

The table below compares the results of operations for our Cemetery Operations – Northeast for the three months ended September 30, 2011 to the same period last year:

	Three months ended September 30,
	2011	2010	Change ($)	Change (%)
		(in thousands)
		(non-GAAP)
Total revenues	$13,751	$14,627	$(876)	-6.0%
Total costs and expenses	10,182	9,854	328	3.3%

Operating profit	$3,569	$4,773	$(1,204)	-25.2%

Revenues

Revenues for Cemetery Operations – Northeast were $13.7 million for the three months ended September 30, 2011, a decrease of $0.9 million, or 6.0%, compared to $14.6 million during the same period last year.

The decrease is related to an overall decrease in the value of contracts written of $0.6 million in the value of pre-need contracts and a decrease of $0.3 million in income from our trusts.

Total costs and expenses

Total costs and expenses for Cemetery Operations – Northeast were $10.2 million for the three months ended September 30, 2011, an increase of $0.3 million, or 3.3%, compared to $9.9 million during the same period last year.

The increase was primarily related to:

•	A $0.3 million increase in cemetery expenses. The increase was primarily due to increases of $0.2 million in labor costs and $0.1 million in maintenance costs and real estate taxes.

Cemetery Operations – West

In 2010 and 2011, we made several acquisitions in our Cemetery Operations – West segment. Of these acquisitions, 3 occurred during the third quarter of 2010, 1 during the fourth quarter of 2010 and 3 during the second quarter of 2011. Therefore, the results of operations for some of these properties have little or no impact on the three months ended September 30, 2010, but are included in the three months ended September 30, 2011. These additions are contributing just over half of the increases to revenues and costs and expenses for this segment.

The table below compares the results of operations for our Cemetery Operations – West for the three months ended September 30, 2011 to the same period last year:

	Three months ended September 30,
	2011	2010	Change ($)	Change (%)
		(in thousands)
		(non-GAAP)
Total revenues	$19,075	$17,130	$1,945	11.4%
Total costs and expenses	14,022	11,831	2,191	18.5%

Operating profit	$5,053	$5,299	$(246)	-4.6%

Revenues

Revenues for Cemetery Operations – West were $19.1 million for the three months ended September 30, 2011, an increase of $2.0 million, or 11.4%, compared to $17.1 million during the same period last year.

The increase was primarily related to an increase of $1.2 million in the value of pre-need contracts written, an increase of $0.6 million in the value of at-need contracts written and an increase of $0.1 million in income from our trusts.

Total costs and expenses

Total costs and expenses for Cemetery Operations – West were $14.0 million for the three months ended September 30, 2011, an increase of $2.2 million, or 18.5%, compared to $11.8 million during the same period last year.

The increase was primarily related to:

•	A $0.3 million increase in the cost of goods sold. This was attributable to the corresponding increase in the value of contracts written.

•

A $0.5 million increase in selling expense. This was primarily attributable to an increase of $0.2 million in commission related expenses, $0.1 million in salary and benefit expenses and $0.2 million in telephone and telemarketing costs.

•

A $0.9 million increase in cemetery expenses. The increase was primarily due to increases of $0.5 million in labor costs and $0.3 million in repair and maintenance costs, with the remainder attributable to utilities and other general operating costs.

•

A $0.5 million increase in general and administrative expenses. The increase was primarily due to increases of $0.2 million in labor costs, $0.1 million in insurance costs, $0.1 million in professional fees and $0.1 million in general office costs.

Funeral Home Segment

In 2010 and 2011, we acquired several funeral homes. Of these acquisitions, 1 occurred during the fourth quarter of 2010, 4 occurred during the second quarter of 2011 and 4 occurred during the third quarter of 2011. Therefore, the results of operations for these properties have no impact on the three months ended September 30, 2010, but are included in the three months ended September 30, 2011. These additions are contributing close to half of the increases to revenues and costs and expenses for this segment.

The table below compares the results of operations for our Funeral Home segment for the three months ended September 30, 2011 as compared to the same period last year:

	Three months ended September 30,
	2011	2010	Change ($)	Change (%)
		(in thousands)
		(non-GAAP)
Total revenues	$7,705	$6,688	$1,017	15.2%
Total costs and expenses	6,259	5,278	981	18.6%

Operating profit	$1,446	$1,410	$36	2.6%

Revenues

Revenues for the Funeral Home segment were $7.7 million for the three months ended September 30, 2011, an increase of $1.0 million, or 15.2%, compared to $6.7 million during the same period last year.

The increase was primarily attributable to a $0.5 million increase in pre-need revenues, a $0.4 million increase in at-need revenues and a $0.1 million increase in other revenues.

Total costs and expenses

Total costs and expenses for the Funeral Home segment were $6.3 million for the three months ended September 30, 2011, an increase of $1.0 million, or 18.6%, compared to $5.3 million during the same period last year.

The increase was primarily attributable to an increase of $0.6 million in personnel expenses, $0.1 million in advertising costs, and $0.1 million in depreciation expense, with the remainder attributable to various increases in other general expense categories.

Corporate Segment

Amounts allocated to the Corporate segment include each of the following:

•	Miscellaneous selling, cemetery and general administrative expenses that are not allocable to other operating segments.

•	Various home office and other expenses. These expenses equal the total corporate expenses as shown on the face of the income statement.

•	Certain depreciation and amortization expenses.

•	Gains and losses and purchases and sales of cemetery and funeral home properties.

•	Acquisition related costs.

The table below details expenses incurred by the Corporate segment for the three months ended September 30, 2011 and for the same period last year:

	Three months ended September 30,
	2011	2010	Change ($)	Change (%)
		(in thousands)
		(non-GAAP)
Selling, cemetery and general and administrative expenses	$130	$181	$(51)	-28.2%
Depreciation and amortization	407	1,150	(743)	-64.6%
Acquisition related costs	1,189	1,963	(774)	-39.4%
Corporate expenses
Corporate personnel expenses	3,050	2,623	427	16.3%
Other corporate expenses	2,578	2,737	(159)	-5.8%

Total corporate overhead	5,628	5,360	268	5.0%

Total corporate expenses	$7,354	$8,654	$(1,300)	-15.0%

Selling, cemetery and general administrative expenses allocated to the Corporate segment were $0.1 million for the three months ended September 30, 2011, a decrease of $0.1 million, or 28.2% compared to $0.2 million during the same period last year.

Total corporate overhead was $5.6 million for the three months ended September 30, 2011, an increase of $0.3 million, or 5.0% compared to $5.3 million during the same period last year. The increase was primarily attributable to an increase of $0.4 million in labor costs offset by a decrease of $0.1 million in other corporate expenses.

Reconciliation of Segment Results of Operations to Consolidated Results of Operations

As discussed in the segment sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, cemetery revenues and their associated costs as reported at the segment level are not deferred until such time that we meet the delivery component for revenue recognition.

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

The table below analyzes results of operations and the changes therein for the three months ended September 30, 2011 as compared to the same period last year. The table is structured so that our readers can determine whether changes were based upon changes in the level of merchandise and services and other revenues generated during each period and/ or changes in the timing of when merchandise and services were delivered:

	Three months ended September 30, 2011			Three months ended September 30, 2010
	(in thousands)			(in thousands)
	Segment Results (non-GAAP)	Non-segment Results	GAAP Results	Segment Results (non-GAAP)	Non-segment Results	GAAP Results	Change in GAAP results ($)	Change in GAAP results (%)
Revenues
Pre-need cemetery revenues	$29,794	$(4,103)	$25,691	$28,762	$(7,856)	$20,906	$4,785	22.9%
At-need cemetery revenues	19,565	(746)	18,819	18,501	(68)	18,433	386	2.1%
Investment income from trusts	8,315	(2,155)	6,160	9,101	(4,892)	4,209	1,951	46.4%
Interest income	1,442	—	1,442	1,371	—	1,371	71	5.2%
Funeral home revenues	7,705	(206)	7,499	6,688	(180)	6,508	991	15.2%
Other cemetery revenues	544	170	714	439	264	703	11	1.6%

Total revenues	67,365	(7,040)	60,325	64,862	(12,732)	52,130	8,195	15.7%

Costs and expenses
Cost of goods sold	8,148	(988)	7,160	7,746	(1,278)	6,468	692	10.7%
Cemetery expense	15,312	—	15,312	13,506	—	13,506	1,806	13.4%
Selling expense	13,130	(938)	12,192	11,941	(1,643)	10,298	1,894	18.4%
General and administrative expense	7,111	—	7,111	6,327	—	6,327	784	12.4%
Corporate overhead	5,628	—	5,628	5,360	—	5,360	268	5.0%
Depreciation and amortization	1,886	—	1,886	2,466	—	2,466	(580)	-23.5%
Funeral home expense	5,868	—	5,868	5,025	—	5,025	843	16.8%
Acquisition related costs	1,189	—	1,189	1,963	—	1,963	(774)	-39.4%

Total costs and expenses	58,272	(1,926)	56,346	54,334	(2,921)	51,413	4,933	9.6%

Operating profit	$9,093	$(5,114)	$3,979	$10,528	$(9,811)	$717	$3,262	455.0%

Revenues

Pre-need cemetery revenues were $25.7 million for the three months ended September 30, 2011, an increase of $4.8 million, or 22.9%, as compared to $20.9 million during the same period last year. The increase was primarily caused by an increase of $1.0 million in the value of cemetery contracts written and a decrease of $3.8 million in deferred revenue.

At-need cemetery revenues were $18.8 million for the three months ended September 30, 2011, an increase of $0.4 million, or 2.1%, as compared to $18.4 million during the same period last year. The increase was primarily caused by an increase of $1.1 million in the value of cemetery contracts written, offset by an increase of $0.7 million in deferred revenue.

The increase in the value of pre-need and at-need contracts was primarily driven by our Cemetery Operations - West segment where we acquired 3 cemeteries during the third quarter of 2010, 1 during the fourth quarter of 2010, and 3 during the second quarter of 2011. Therefore, the results of operations for these cemeteries are included in the three months ended September 30, 2011, but have little or no impact on the three months ended September 30, 2010.

Investment income from trusts was $6.2 million for the three months ended September 30, 2011, an increase of $2.0 million, or

46.4%, as compared to $4.2 million during the same period last year. On a segment basis, we had a decrease of $0.8 million, which was offset by an adjustment of $2.8 million related to funds for which we have met the requirements that allow us to recognize them as revenue.

Interest income on accounts receivable was $1.5 million for the three months ended September 30, 2011, an increase of $0.1 million, or 5.2%, as compared to $1.4 million during the same period last year.

Revenues for the Funeral Home segment were $7.5 million for the three months ended September 30, 2011, an increase of $1.0 million, or 15.2%, compared to $6.5 million during the same period last year. The majority of the increase was driven by the 9 funeral homes we acquired subsequent to the third quarter of 2010, and was primarily attributable to a $0.4 million increase in at-need revenues, a $0.5 million increase in pre-need revenues and a $0.1 million increase in other revenues.

Other cemetery revenues remained consistent at $0.7 million for the three months ended September 30, 2011 and 2010.

Costs and Expenses

Cost of goods sold were $7.2 million during the three months ended September 30, 2011, an increase of $0.7 million, or 10.7%, as compared to $6.5 million during the same period last year. The ratio of cost of goods sold to pre-need and at-need cemetery revenues decreased slightly to 16.1% during the three months ended September 30, 2011 as compared to 16.4% during the same period last year. The change in the ratio primarily relates to changes in product mix.

Cemetery expenses were $15.3 million during the three months ended September 30, 2011, an increase of $1.8 million, or 13.4%, compared to $13.5 million during the same period last year. The major components of the overall expense increase were $1.0 million in labor costs, $0.6 million in repairs and maintenance expenditures, and $0.2 million in utility and fuel cost. Cemetery expenses relate to the current costs of managing and maintaining our cemetery properties. These costs are expensed as incurred and are not deferred. Accordingly, from a margin standpoint, the most effective gauge of measuring cemetery expenses is as a ratio of segment level pre-need and at-need cemetery revenues. Changes in this ratio give an indication of our ability to manage and control our operating costs relative to our overall cemetery operations. An increase in the ratio indicates that expense increases related to the operation and maintenance of our cemetery properties exceeded increases in the value of contracts written, while a decrease in the ratio indicates that expense growth did not exceed increases in the value of contracts written. In the short-term, this ratio can be positively or negatively impacted by our acquisitions, including such factors as how long it takes us to fully implement our pre-need sales programs and whether there are any unanticipated costs. Over the long-term, we would expect this ratio to slightly decline as many of the expenses in this category are fixed in nature. The ratio of cemetery expenses to segment level pre-need and at-need cemetery revenues was 31.0% during the three months ended September 30, 2011 as compared to 28.6% during the same period last year.

Selling expenses were $12.2 million during the three months ended September 30, 2011, an increase of $1.9 million, or 18.4%, as compared to $10.3 million during the same period last year. The major components of the overall expense increase were $0.4 million in commissions, $0.5 million in salaries and benefits, $0.3 million in telephone and telemarketing costs, and a reduction in deferred selling expenses of $0.7 million. The ratio of selling expenses to cemetery revenues increased to 27.4% during the three months ended September 30, 2011 as compared to 26.2% during the same period last year. This ratio gives some indication of how effectively the money we invest in selling efforts is translating into sales. However, the majority of our selling expenses are sales commissions and bonuses which are based on a percentage of the value of actual contracts written. As a result, we would expect this ratio to remain fairly consistent.

General and administrative expenses were $7.1 million during the three months ended September 30, 2011, an increase of $0.8 million, or 12.4%, compared to $6.3 million during the same period last year. The majority of the increase was primarily due to an increase of $0.5 million in labor costs, with the remaining increase attributable to insurance costs, professional fees, general office supplies and other miscellaneous expenses. General and administrative expenses are expensed as incurred and are not deferred. Accordingly, from a margin standpoint, the most effective gauge of measuring general and administrative expenses is as a ratio of segment level pre-need and at-need cemetery revenues. Changes in this ratio give an indication of our ability to manage and control our general and administrative costs relative to our overall cemetery operations. An increase in the ratio indicates that general and administrative percentage expense increases related to our cemetery properties exceeded percent increases in the value of contracts written, while a decrease in the ratio indicates that expense growth on a percentage basis did not exceed percentage increases in the value of contracts written. In the short-term, this ratio can be positively or negatively impacted by our acquisitions, including such factors as how long it takes us to fully implement our pre-need sales programs and whether there are any unanticipated costs. Over the long-term, we would expect this ratio to slightly decrease as many of the expenses in this category are fixed in nature. The ratio of general and administrative expenses to segment level pre-need and at-need cemetery revenues remained relatively consistent and was 14.4% during the three months ended September 30, 2011 compared to 13.4% during the same period last year.

Total corporate overhead was $5.6 million during the three months ended September 30, 2011, an increase of $0.3 million, or 5.0%, compared to $5.3 million during the same period last year. The increase was primarily caused by an increase of $0.4 million in labor costs offset by a decrease of $0.1 million in other corporate expenses.

Depreciation and amortization was $1.9 million during the three months ended September 30, 2011, a decrease of $0.6 million, or 23.5%, as compared to $2.5 million during the period last year. The decrease was primarily due to reduced amortization of debt financing fees.

Funeral home expenses were $5.9 million for the three months ended September 30, 2011, an increase of $0.9 million, or 16.8%, as compared to $5.0 million during the same period last year. The increase was primarily attributable to an increase of $0.6 million in personnel expenses and $0.1 million in advertising costs, with the remainder attributable to various increases in other general expense categories.

Acquisition related costs were $1.2 million for the three months ended September 30, 2011, a decrease of $0.8 million, or 39.4%, as compared to $2.0 million during the same period last year. These costs will vary from period to period depending on the amount of acquisition activity that takes place.

Non-segment Allocated Results

As previously mentioned, certain income statement amounts are not allocated to segment operations. These amounts are those line items that can be found on our income statement below operating profit and above income before income taxes.

The table below summarizes these items and the changes between the three months ended September 30, 2011 and 2010:

	Three months ended September 30,
	2011	2010	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Increase in fair value of interest rate swaps	$—	$1,398	$(1,398)	-100.0%
Interest expense	4,824	5,902	(1,078)	-18.3%
Gain on acquisitions	—	59	(59)	-100.0%
Income tax benefit	$(622)	$(1,827)	$1,205	-66.0%

We entered into two interest rate swaps during the fourth quarter of 2009. During the three months ended September 30, 2010, there was a favorable increase in the fair value of the interest rate swaps of $1.4 million. The interest rate swaps were terminated in the fourth quarter of 2010.

Interest expense decreased as a result of our reduced debt. The average debt outstanding under our credit facilities was $18.3 million for the three months ended September 30, 2011 compared to $52.8 million for the three months ended September 30, 2010. We also had $35.0 million of Senior Secured Notes outstanding at September 30, 2010. The Senior Secured Notes were repaid in February of 2011. In addition, the decrease in interest expense for the 3 months ended September 30, 2010 was partially offset by interest rate swaps that reduced our interest payments and expense by approximately $0.4 million. The interest rate swaps were terminated in fourth quarter of 2010.

The gain on acquisition relates to our third quarter 2010 acquisition. See Note 13 of our unaudited condensed consolidated financial statements in Item 1 of this Form 10-Q for a more detailed discussion.

Income tax benefit was $0.6 million for the three months ended September 30, 2011, a decrease of $1.2 million, or 66.0%, as compared to $1.8 million during the same period last year. Our effective tax rate differs from our statutory tax rate primarily because our legal entity structure includes different tax filing entities, including a significant number of partnerships that are not subject to paying tax.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

Cemetery Operations – Southeast

In 2010 and 2011, we made several acquisitions in our Cemetery Operations – Southeast segment. Of these acquisitions, 2 occurred during the second quarter of 2010, 3 during the first quarter of 2011 and 6 during the third quarter of 2011. Therefore, the results of operations for these properties have less of an impact, and in some cases little or no impact, on the nine months ended September 30, 2010, but are included in the nine months ended September 30, 2011. These additions are contributing 38% of the increase to revenues and 45% of the increase to costs and expenses for this segment.

The table below compares the results of operations for our Cemetery Operations – Southeast for the nine months ended September 30, 2011 to the same period last year:

	Nine months ended September 30,
	2011	2010	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Total revenues	$82,981	$77,270	$5,711	7.4%
Total costs and expenses	60,186	55,587	4,599	8.3%

Operating profit	$22,795	$21,683	$1,112	5.1%

Revenues

Revenues for Cemetery Operations – Southeast were $83.0 million for the nine months ended September 30, 2011, an increase of $5.7 million, or 7.4%, compared to $77.3 million during the same period last year.

The increase was related to an overall increase in the value of contracts written, with an increase of $1.1 million in the value of pre-need contracts and $0.9 million in the value of at-need contracts. We also had an increase of $3.5 million in income from our trusts.

Total costs and expenses

Total costs and expenses for Cemetery Operations – Southeast were $60.2 million for the nine months ended September 30, 2011, an increase of $4.6 million, or 8.3%, compared to $55.6 million during the same period last year.

The increase was primarily related to:

•	A $0.2 million increase in cost of goods sold. This was attributable to the corresponding increase in the value of contracts written.

•

A $1.8 million increase in selling expenses. This was primarily attributable to an increase of $1.0 million in salary and benefit expenses, $0.5 million in commission related expenses and $0.2 million in telephone and telemarketing costs.

•

A $2.0 million increase in cemetery expenses. The increase was primarily due to increases of $0.9 million in labor costs, $0.7 million in repair and maintenance costs, $0.1 million in real estate taxes and $0.3 million in utility and fuel costs.

•	A $0.6 million increase in general and administrative expense primarily due to an increase of $0.3 million in labor costs and $0.3 million in other general office and miscellaneous costs.

Cemetery Operations – Northeast

The table below compares the results of operations for our Cemetery Operations – Northeast for the nine months ended September 30, 2011 to the same period last year:

	Nine months ended September 30,
	2011	2010	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Total revenues	$41,863	$41,674	$189	0.5%
Total costs and expenses	29,702	28,251	1,451	5.1%

Operating profit	$12,161	$13,423	$(1,262)	-9.4%

Revenues

Revenues for Cemetery Operations – Northeast were $41.9 million for the nine months ended September 30, 2011, an increase of $0.2 million, or 0.5%, compared to $41.7 million during the same period last year.

On an overall basis, we had a decrease in the value of contracts written, with an increase of $0.7 million in the value of at-need contracts being offset by a decrease of $0.9 million in the value of pre-need contracts. In addition, we had an increase of $0.4 million in income from our trusts.

Total costs and expenses

Total costs and expenses for Cemetery Operations – Northeast were $29.7 million for the nine months ended September 30, 2011, an increase of $1.4 million, or 5.1%, compared to $28.3 million during the same period last year.

The increase was primarily related to:

•	A $0.3 million increase in selling expense. This was primarily attributable to an increase of $0.2 million in labor costs and $0.1 million in telephone and telemarketing costs.

•

A $0.9 million increase in cemetery expenses. The increase was primarily due to increases of $0.5 million in labor costs, $0.1 million in utility and fuel costs, $0.2 million in repair and maintenance costs and $0.1 million in real estate taxes.

•	A $0.1 million increase in general and administrative expense primarily due to an increase in labor costs and other general office and miscellaneous costs.

•	A $0.1 million increase in depreciation.

Cemetery Operations – West

In 2010 and 2011, we made several acquisitions in our Cemetery Operations – West segment. Of these acquisitions, 9 occurred at the end of the first quarter of 2010, 6 occurred at the end of the second quarter of 2010, 3 during the third quarter of 2010, 1 during the fourth quarter of 2010 and 3 during the second quarter of 2011. Therefore, the results of operations for these properties have less of an impact, and in some cases little or no impact, on the nine months ended September 30, 2010, but are included in the nine months ended September 30, 2011. These additions are contributing most of the increases to revenues and costs and expenses for this segment.

The table below compares the results of operations for our Cemetery Operations – West for the nine months ended September 30, 2011 to the same period last year:

	Nine months ended September 30,
	2011	2010	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Total revenues	$57,167	$39,692	$17,475	44.0%
Total costs and expenses	39,319	27,566	11,753	42.6%

Operating profit	$17,848	$12,126	$5,722	47.2%

Revenues

Revenues for Cemetery Operations – West were $57.2 million for the nine months ended September 30, 2011, an increase of $17.5 million, or 44.0%, compared to $39.7 million during the same period last year.

The increase was primarily related to an increase of $5.7 million in the value of pre-need contracts written, an increase of $5.7 million in the value of at-need contracts written and an increase of $5.6 million in income from our trusts.

Total costs and expenses

Total costs and expenses for Cemetery Operations – West were $39.3 million for the nine months ended September 30, 2011, an increase of $11.8 million, or 42.6%, compared to $27.5 million during the same period last year.

The increase was primarily related to:

•	A $1.4 million increase in the cost of goods sold. This was attributable to the corresponding increase in the value of contracts written.

•

A $2.5 million increase in selling expense. The increase was primarily due to increases of $1.1 million in commissions, $0.9 million in labor costs and $0.4 million in telephone and telemarketing costs.

•

A $5.1 million increase in cemetery expenses. The increase was primarily due to increases of $2.8 million in labor costs, $0.6 million in utility and fuel costs, $1.0 million in repair and maintenance costs and $0.5 million in real estate taxes.

•

A $1.8 million increase in general and administrative expenses. The increase was primarily due to increases of $1.1 million in labor costs, $0.3 million in insurance costs and several other smaller increases in other general office and miscellaneous costs.

•	A $1.0 million increase in depreciation.

Funeral Home Segment

In 2010 and 2011, we acquired several funeral homes. Of these acquisitions, 5 occurred during the second quarter of 2010, 1 occurred during the fourth quarter of 2010, 4 occurred during the second quarter of 2011 and 4 occurred during the third quarter of 2011. Therefore, the results of operations for these properties have less of an impact, and in some cases little or no impact, on the nine months ended September 30, 2010, but are included in the nine months ended September 30, 2011. These additions are contributing most of the increases to revenues and the majority of the increases to costs and expenses for this segment.

The table below compares the results of operations for our Funeral Home segment for the nine months ended September 30, 2011 as compared to the same period last year:

	Nine months ended September 30,
	2011	2010	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Total revenues	$22,749	$18,651	$4,098	22.0%
Total costs and expenses	17,993	14,940	3,053	20.4%

Operating profit	$4,756	$3,711	$1,045	28.2%

Revenues

Revenues for the Funeral Home segment were $22.7 million for the nine months ended September 30, 2011, an increase of $4.1 million, or 22.0%, compared to $18.6 million during the same period last year.

The increase was primarily attributable to a $1.8 million increase in at-need revenues, a $1.5 million increase in pre-need revenues and a $0.8 million increase in other revenues.

Total costs and expenses

Total costs and expenses for the Funeral Home segment were $18.0 million for the nine months ended September 30, 2011, an increase of $3.1 million, or 20.4%, compared to $14.9 million during the same period last year.

The increase was primarily attributable to an increase of $1.6 million in personnel expenses, $0.5 million in facility costs, $0.4 million in merchandise costs, and $0.3 million in depreciation, with the remainder attributable to various increases in other general expense categories.

Corporate Segment

Amounts allocated to the Corporate segment include each of the following:

•	Miscellaneous selling, cemetery and general administrative expenses that are not allocable to other operating segments.

•	Various home office and other expenses. These expenses equal the total corporate expenses as shown on the face of the income statement.

•	Certain depreciation and amortization expenses.

•	Gains and losses and purchases and sales of cemetery and funeral home properties.

•	Acquisition related costs.

The table below details expenses incurred by the Corporate segment for the nine months ended September 30, 2011 and for the same period last year:

	Nine months ended September 30,
	2011	2010	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Selling, cemetery and general and administrative expenses	$805	$510	$295	57.8%
Depreciation and amortization	1,724	2,900	(1,176)	-40.6%
Acquisition related costs	3,147	4,619	(1,472)	-31.9%
Corporate expenses
Corporate personnel expenses	8,708	7,759	949	12.2%
Other corporate expenses	8,864	8,295	569	6.9%

Total corporate overhead	17,572	16,054	1,518	9.5%

Total corporate expenses	$23,248	$24,083	$(835)	-3.5%

Selling, cemetery and general administrative expenses allocated to the Corporate segment were $0.8 million for the nine months ended September 30, 2011, an increase of $0.3 million, or 57.8% compared to $0.5 million during the same period last year. The increase is primarily related to a $0.2 million increase for a new sales training program started in the current year and an increase of $0.1 million in personnel expenses.

Total corporate overhead was $17.6 million for the nine months ended September 30, 2011, an increase of $1.5 million, or 9.5% compared to $16.1 million during the same period last year. The increase was primarily attributable to an increase of $0.9 million in labor costs, $0.4 million in professional fees and $0.2 million in other general corporate expenses.

Reconciliation of Segment Results of Operations to Consolidated Results of Operations

As discussed in the segment sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, cemetery revenues and their associated costs as reported at the segment level are not deferred until such time that we meet the delivery component for revenue recognition.

The table below analyzes results of operations and the changes therein for the nine months ended September 30, 2011 as compared to the same period last year. The table is structured so that our readers can determine whether changes were based upon changes in the level of merchandise and services and other revenues generated during each period and/ or changes in the timing of when merchandise and services were delivered:

	Nine months ended September 30, 2011			Nine months ended September 30, 2010
	(in thousands)			(in thousands)
	Segment Results (non-GAAP)	Non-segment Results	GAAP Results	Segment Results (non-GAAP)	Non-segment Results	GAAP Results	Change in GAAP results ($)	Change in GAAP results (%)
Revenues
Pre-need cemetery revenues	$90,451	$(21,314)	$69,137	$84,959	$(29,038)	$55,921	$13,216	23.6%
At-need cemetery revenues	59,772	(4,207)	55,565	52,105	(3,667)	48,438	7,127	14.7%
Investment income from trusts	25,582	(9,596)	15,986	16,050	(3,154)	12,896	3,090	24.0%
Interest income	4,580	—	4,580	4,381	—	4,381	199	4.5%
Funeral home revenues	22,749	(555)	22,194	18,651	(492)	18,159	4,035	22.2%
Other cemetery revenues	1,631	570	2,201	1,141	601	1,742	459	26.3%

Total revenues	204,765	(35,102)	169,663	177,287	(35,750)	141,537	28,126	19.9%

Costs and expenses
Cost of goods sold	23,152	(3,783)	19,369	21,591	(5,398)	16,193	3,176	19.6%
Cemetery expense	42,860	—	42,860	34,842	(3)	34,839	8,021	23.0%
Selling expense	39,899	(5,976)	33,923	34,910	(7,529)	27,381	6,542	23.9%
General and administrative expense	20,569	—	20,569	18,086	—	18,086	2,483	13.7%
Corporate overhead	17,572	—	17,572	16,054	—	16,054	1,518	9.5%
Depreciation and amortization	6,374	—	6,374	6,205	—	6,205	169	2.7%
Funeral home expense	16,875	—	16,875	14,120	(22)	14,098	2,777	19.7%
Acquisition related costs	3,147	—	3,147	4,619	—	4,619	(1,472)	-31.9%

Total costs and expenses	170,448	(9,759)	160,689	150,427	(12,952)	137,475	23,214	16.9%

Operating profit	$34,317	$(25,343)	$8,974	$26,860	$(22,798)	$4,062	$4,912	120.9%

Revenues

Pre-need cemetery revenues were $69.1 million for the nine months ended September 30, 2011, an increase of $13.2 million, or 23.6%, as compared to $55.9 million during the same period last year. The increase was primarily caused by an increase of $5.5 million in the value of cemetery contracts written and a decrease of $7.7 million in deferred revenue.

At-need cemetery revenues were $55.6 million for the nine months ended September 30, 2011, an increase of $7.1 million, or 14.7%, as compared to $48.5 million during the same period last year. The increase was primarily caused by an increase of $7.7 million in the value of cemetery contracts written, offset by an increase in deferred revenue of $0.6 million.

The increase in the value of pre-need and at-need contracts was primarily driven by our Cemetery Operations - West segment where we acquired 9 cemeteries during the first quarter of 2010, 6 cemeteries during the second quarter of 2010, 3 cemeteries during the third quarter of 2010, 1 during the fourth quarter of 2010, and 3 during the second quarter of 2011. Therefore, the results of operations for these cemeteries are included in the nine months ended September 30, 2011, but have less of an impact, and in some cases little or no impact, on the nine months ended September 30, 2010.

Investment income from trusts was $16.0 million for the nine months ended September 30, 2011, an increase of $3.1 million, or 24.0%, as compared to $12.9 million during the same period last year. On a segment basis, we had an increase of $9.5 million, which was offset by an adjustment of $6.4 million related to funds for which we have not met the requirements that would allow us to recognize them as revenue.

Interest income on accounts receivable was $4.6 million for the nine months ended September 30, 2011, an increase of $0.2 million, or 4.5%, as compared to $4.4 million during the same period last year.

Revenues for the Funeral Home segment were $22.2 million for the nine months ended September 30, 2011, an increase of $4.0 million, or 22.2%, compared to $18.2 million during the same period last year. The majority of the increase was driven by the 14 funeral homes we acquired from the second quarter of 2010 through the third quarter of 2011, and was primarily attributable to a $1.8 million increase in at-need revenues, a $1.5 million increase in pre-need revenues and a $0.7 million increase in other revenues.

Other cemetery revenues were $2.2 million for the nine months ended September 30, 2011, as compared to $1.7 million during the same period last year.

Costs and Expenses

Cost of goods sold were $19.4 million during the nine months ended September 30, 2011, an increase of $3.2 million, or 19.6%, as compared to $16.2 million during the same period last year. The ratio of cost of goods sold to pre-need and at-need cemetery revenues remained consistent at 15.5% during the nine months ended September 30, 2011 and 2010.

Cemetery expenses were $42.9 million during the nine months ended September 30, 2011, an increase of $8.1 million, or 23.0%, compared to $34.8 million during the same period last year. The major components of the overall expense increase were $4.1 million in labor costs, $1.0 million in utility and fuel cost, and $1.9 million in repairs and maintenance expenditures, and $0.7 in real estate taxes. Cemetery expenses relate to the current costs of managing and maintaining our cemetery properties. These costs are expensed as incurred and are not deferred. Accordingly, from a margin standpoint, the most effective gauge of measuring cemetery expenses is as a ratio of segment level pre-need and at-need cemetery revenues. Changes in this ratio give an indication of our ability to manage and control our operating costs relative to our overall cemetery operations. An increase in the ratio indicates that expense increases related to the operation and maintenance of our cemetery properties exceeded increases in the value of contracts written, while a decrease in the ratio indicates that expense growth did not exceed increases in the value of contracts written. In the short-term, this ratio can be positively or negatively impacted by our acquisitions, including such factors as how long it takes us to fully implement our pre-need sales programs and whether there are any unanticipated costs. Over the long-term, we would expect this ratio to slightly decline as many of the expenses in this category are fixed in nature. The ratio of cemetery expenses to segment level pre-need and at-need cemetery revenues was 28.5% during the nine months ended September 30, 2011 as compared to 25.4% during the same period last year.

Selling expenses were $33.9 million during the nine months ended September 30, 2011, an increase of $6.5 million, or 23.9%, as compared to $27.4 million during the same period last year. The major components of the overall expense increase include $1.6 million in commissions, $2.2 million in salaries and benefits, $0.7 million in telephone and telemarketing expense and $0.2 million related to a new sales training program started in the current year as well as a reduction in deferred selling expenses of $1.6 million. The ratio of selling expenses to cemetery revenues increased to 27.2% during the nine months ended September 30, 2011 as compared to 26.2% during the same period last year. This ratio gives some indication of how effectively the money we invest in selling efforts is translating into sales. However, the majority of our selling expenses are sales commissions and bonuses which are based on a percentage of the value of actual contracts written. As a result, we would expect this ratio to remain fairly consistent.

General and administrative expenses were $20.6 million during the nine months ended September 30, 2011, an increase of $2.5 million, or 13.7%, compared to $18.1 million during the same period last year. The majority of the increase was due to an increase of $1.5 million in labor costs and $0.3 million in insurance costs, with the remaining increase attributable to office supplies and other miscellaneous expenses. General and administrative expenses are expensed as incurred and are not deferred. Accordingly, from a margin standpoint, the most effective gauge of measuring general and administrative expenses is as a ratio of segment level pre-need and at-need cemetery revenues. Changes in this ratio give an indication of our ability to manage and control our general and administrative costs relative to our overall cemetery operations. An increase in the ratio indicates that general and administrative percentage expense increases related to our cemetery properties exceeded percent increases in the value of contracts written, while a decrease in the ratio indicates that expense growth on a percentage basis did not exceed percentage increases in the value of contracts written. In the short-term, this ratio can be positively or negatively impacted by our acquisitions, including such factors as how long it takes us to fully implement our pre-need sales programs and whether there are any unanticipated costs. Over the long-term, we would expect this ratio to slightly decrease as many of the expenses in this category are fixed in nature. The ratio of general and administrative expenses to segment level pre-need and at-need cemetery revenues increased slightly to 13.7% during the nine months ended September 30, 2011 compared to 13.2% during the same period last year.

Total corporate overhead was $17.6 million during the nine months ended September 30, 2011, an increase of $1.5 million, or 9.5%, compared to $16.1 million during the same period last year. The increase was primarily attributable to an increase of $0.9 million in labor costs, $0.4 million in professional fees, and $0.2 million in other general corporate expenses.

Depreciation and amortization was $6.4 million during the nine months ended September 30, 2011, an increase of $0.2 million, or 2.7%, as compared to $6.2 million during the period last year. The increase was primarily due to increased depreciation and amortization from tangible and intangible assets acquired in our 2010 and 2011 acquisitions.

Funeral home expenses were $16.9 million for the nine months ended September 30, 2011, an increase of $2.8 million, or 19.7%, as compared to $14.1 million during the same period last year. The increase was primarily attributable to an increase of $1.6 million in personnel expenses, $0.5 million in facility costs, and $0.4 million in merchandise costs, with the remainder attributable to various increases in other general expense categories.

Acquisition related costs were $3.1 million for the nine months ended September 30, 2011, a decrease of $1.5 million, or 31.9%, as compared to $4.6 million during the same period last year. These costs will vary from period to period depending on the amount of acquisition activity that takes place.

Non-segment Allocated Results

As previously mentioned, certain income statement amounts are not allocated to segment operations. These amounts are those line items that can be found on our income statement below operating profit and above income before income taxes.

The table below summarizes these items and the changes between the nine months ended September 30, 2011 and 2010:

	Nine months ended September 30,
	2011	2010	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Expenses related to refinancing	$453	$—	$453	n/a
Gain on acquisition	—	7,152	(7,152)	-100.0%
Early extinguishment of debt	4,010	—	4,010	n/a
Increase in fair value of interest rate swaps	—	4,637	(4,637)	-100.0%
Interest expense	14,266	15,999	(1,733)	-10.8%
Income tax benefit	$(3,133)	$(2,682)	$(451)	16.8%

The expenses related to refinancing for the nine months ended September 30, 2011 were incurred when we amended our credit facilities in January of 2011.

The gain on acquisition relates to our first and third quarter 2010 acquisitions. Refer to Note 13 of our unaudited condensed consolidated financial statements in Item 1 of this Form 10-Q for a more detailed discussion.

The early extinguishment of debt charge of $4.0 million relates to a one-time make-whole premium we paid in connection with the early repayment of our $35.0 million in Class B and Class C Senior Secured Notes.

We entered into two interest rate swaps during the fourth quarter of 2009. During the nine months ended September 30, 2010, there was a favorable increase in the fair value of the interest rate swaps of $4.6 million. The interest rate swaps were terminated in the fourth quarter of 2010.

Interest expense decreased as a result of our reduced debt. Borrowings on our credit facilities have fluctuated and have been impacted by borrowings we made for acquisitions and repayments of borrowing using proceeds from follow on public offerings. The average debt outstanding under our credit facilities was $12.1 million for the nine months ended September 30, 2011 compared to $27.9 million for the nine months ended September 30, 2010. We also had $35.0 million of Senior Secured Notes outstanding at September 30, 2010. The Senior Secured Notes, along with all amounts outstanding on our credit facilities were repaid in February of 2011. We did not have any borrowing on our credit facilities from this point through the end of May 2011. In addition, the decrease in interest expense for the nine months ended September 30, 2010 was partially offset by interest rate swaps that reduced our interest payments and expense by approximately $1.2 million. The interest rate swaps were terminated in fourth quarter of 2010.

Income tax benefit was $3.1 million for the nine months ended September 30, 2011, an increase of $0.4 million, or 16.8%, as compared to $2.7 million during the same period last year. The increase is due to the recording of a $0.9 million income tax benefit related to the reversal of uncertain tax positions for which the statute of limitations had expired. In addition, our effective tax rate differs from our statutory tax rate primarily because our legal entity structure includes different tax filing entities, including a significant number of partnerships that are not subject to paying tax.

Supplemental data

The following table presents supplemental operating data for the periods presented:

	Three months ended September 30, 2011	Three months ended September 30, 2010	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Operating Data:
Interments performed	10,846	10,451	33,626	29,852
Interment rights sold:
Lots	6,130	5,791	20,408	18,155
Mausoleum crypts (including pre-construction)	422	684	1,970	1,836
Niches	277	244	859	765

Total interment rights sold	6,829	6,719	23,237	20,756

Number of contracts written	24,670	24,363	75,809	68,319
Aggregate contract amount, in thousands (excluding interest)	$59,753	$57,452	$180,888	$164,433
Average amount per contract (excluding interest)	$2,422	$2,358	$2,386	$2,407
Number of pre-need contracts written	11,909	11,676	37,124	33,440
Aggregate pre-need contract amount, in thousands (excluding interest)	$38,558	$36,867	$115,758	$106,309
Average amount per pre-need contract (excluding interest)	$3,238	$3,158	$3,118	$3,179
Number of at-need contracts written	12,761	12,687	38,685	34,879
Aggregate at-need contract amount, in thousands	$21,195	$20,585	$65,130	$58,124
Average amount per at-need contract	$1,661	$1,623	$1,684	$1,666

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

The Indenture requires us, the Issuers and/or the Note Guarantors, as applicable, to comply with various covenants including, but not limited to, covenants that, subject to certain exceptions, limit our and our subsidiaries’ ability to (i) incur additional indebtedness; (ii) make certain dividends, distributions, redemptions or investments; (iii) enter into certain transactions with affiliates; (iv) create, incur, assume or permit to exist certain liens against their assets; (v) make certain sales of their assets; and (vi) engage in certain mergers, consolidations or sales of all or substantially all of their assets. The Indenture also contains various affirmative covenants regarding, among other things, delivery of certain reports filed with the SEC and materials required pursuant to Rule 144A under the Securities Act to holders of the Senior Notes and joinder of future subsidiaries as Note Guarantors under the Indenture. We were in compliance with all covenants at September 30, 2011.

Note Purchase Agreement

On August 15, 2007, we entered into, along with the General Partner and certain of our subsidiaries (collectively, the “Note Issuers”), the Amended and Restated Note Purchase Agreement (the “NPA”) with Prudential Investment Management Inc., The Prudential Insurance Company of America, Prudential Retirement Insurance and Annuity Company, certain affiliates of Prudential Investment Management Inc., iStar Financial Inc., SFT I, Inc., and certain affiliates of iStar Financial Inc. (collectively, the “Note Purchasers”). The NPA was amended seven times prior to January 28, 2011 to amend borrowing levels, interest rates and covenants. Capitalized terms which are not defined in the following description shall have the meaning assigned to such terms in the NPA, as amended.

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

The maturity date of the Credit Facility is January 29, 2016. Our maximum Consolidated Leverage Ratio, which is the ratio of Consolidated Funded Indebtedness to Consolidated EBITDA, is 3.65 to 1.0 for all Measurement Periods ending after December 31, 2010. In addition, we will not be permitted to have Maintenance Capital Expenditures, as defined in the agreement, for any Measurement Period ending in 2011, 2012 and 2013 exceeding $4.6 million, $5.2 million and $5.8 million, respectively, or $6.5 million for any Measurement Period ending in 2014 or thereafter. Further, we will not permit Consolidated EBITDA for any Measurement Period to be less than the sum of (i) $52 million plus (ii) 80% of the aggregate of all Consolidated EBITDA for each Permitted Acquisition completed after February 9, 2011.

At the time of entering into the Credit Agreement, Consolidated Fixed Charge Coverage Ratio was required to be not less than 1.15x for any Measurement Period ending in 2011, or 1.20x for any Measurement Period thereafter.

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

On October 28, 2011, we entered into the Second Amendment to the Credit Agreement (the “Second Amendment”) to provide that we may not permit the Consolidated Fixed Charge Coverage Ratio to be less than 1.05x for any Measurement Period ending in the third and fourth fiscal quarters of 2011, or 1.20x thereafter. This amendment was effective on a retroactive basis to August 31, 2011.

The Credit Agreement requires the Borrowers to pay an unused commitment fee, which is calculated based on the amount by which the commitments under the Credit Agreement exceed the usage of such commitments. The Commitment Fee Rate ranges from 0.5% to 0.75% depending on our Consolidated Leverage Ratio.

The Credit Agreement contains restrictive covenants that, among other things, prohibit distributions upon defined events of default, restrict investments and sales of assets and require us to maintain certain financial covenants, including specified financial ratios. A material decrease in revenues could cause us to breach certain of our financial covenants, such as the Consolidated Leverage Ratio, Consolidated Fixed Charge Coverage Ratio and the Consolidated EBITDA covenant, under our Credit Agreement. Any such breach could allow the Lenders to accelerate (or create cross-default under) our debt which would have a material adverse effect on our business, financial condition or results of operations. As of September 30, 2011, we were in compliance with all covenants. See Note 8 to our Condensed Consolidated Financial Statements for additional information regarding the Credit Agreement.

Amounts outstanding under our credit facilities fluctuated during the nine months ended September 30, 2011 and 2010. At the beginning of 2011, we had $33.5 million outstanding on our credit facilities which we repaid in February of 2011. We did not have any additional borrowings on our credit facilities from this point through the end of May 2011, when we borrowed $8.0 million. During the third quarter of 2011, we borrowed an additional $15.5 million on our credit facilities, bringing the total outstanding borrowings on these facilities to $23.5 million at September 30, 2011. At the beginning of 2010, we did not have any amounts outstanding on our credit facilities, but we increased our borrowings at various times during the next 9 months, primarily in connection with acquisitions, until we had $60.0 million outstanding during September 2010. In connection with a follow on public offering that we completed on September 22, 2010, we repaid $38.0 million of this debt and had $22.0 million outstanding at September 30, 2010. The average amounts borrowed under our credit facilities were $12.1 million and $27.9 million for the nine months ended September 30, 2011 and 2010, respectively.

Cash Flow from Operating Activities

Cash flows provided by operating activities were $11.1 million during the nine months ended September 30, 2011, an increase of $1.3 million compared to cash provided by operating activities of $9.8 million during the same period last year. The increase is primarily due to a decrease of $1.5 million in acquisition related costs combined with increased cash flows from our accounts receivable, which are being offset by increased cash flows into our merchandise trusts.

Cash Flow from Investing Activities

Net cash used in investing activities was $19.2 million during the nine months ended September 30, 2011 as compared to $44.8 million during the same period last year. Cash flows used for investing activities during the nine months ended September 30, 2011 were $10.3 million for the acquisition of twelve cemetery properties and eight funeral homes and $8.9 million for other capital expenditures compared to $38.5 million utilized for the acquisition of eighteen cemetery and five funeral home properties and $6.0 million for other capital expenditures during the nine months ended September 30, 2010.

Cash Flow from Financing Activities

Cash flows provided by financing activities were $20.7 million during the nine months ended September 30, 2011 as compared to $39.5 million during the same period last year. Cash flows provided by financing activities for the nine months ended September 30, 2011 were $103.2 million of proceeds from our public offering and a contribution from our general partner of $2.2 million offset by net repayments of long-term debt of $46.7 million, cash distributions to unit holders of $32.8 million and the payment of a $4.0 million make-whole premium related to the pay-off of $35.0 million in senior secured notes. Cash flows provided by financing activities for the nine months ended September 30, 2010 were $39.5 million of proceeds from our public offering and a contribution from our general partner of $1.0 million, and $22.7 million of net borrowings, which were in turn primarily used to fund our first, second, and third quarter 2010 acquisitions, offset by $23.3 million of cash distributions to unit holders.

Capital Expenditures

The following table summarizes total maintenance capital expenditures and expansion capital expenditures, including expenditures for the construction of mausoleums and for acquisitions, for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Maintenance capital expenditures	$1,397	$1,482	$4,601	$4,139
Expansion capital expenditures	8,438	2,530	14,558	40,303

Total capital expenditures	$9,835	$4,012	$19,159	$44,442

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

Interest-Bearing Investments

Our fixed-income securities subject to market risk consist primarily of investments in our merchandise trusts and perpetual care trusts. As of September 30, 2011, the fair value of fixed-income securities in our merchandise trusts represented 3.9% of the fair value of total trust assets while the fair value of fixed-income securities in our perpetual care trusts represented 9.4% of the fair value of total trust assets. The aggregate quoted fair value of these fixed-income securities was $11.8 million and $22.1 million in merchandise trusts and perpetual care trusts, respectively, as of September 30, 2011. Each 1% change in interest rates on these fixed-income securities would result in changes of approximately $118,000 and $221,000 in the fair market value of the assets in our merchandise trusts and perpetual care trusts, respectively, based on discounted expected future cash flows. If these securities are held to maturity, no change in fair market value will be realized.

Our money market and other short-term investments subject to market risk consist primarily of investments in our merchandise trusts and perpetual care trusts. As of September 30, 2011, the fair value of money market and short-term investments in our merchandise trusts represented 8.9% of the fair value of total trust assets while the fair value of money market and short-term investments in our perpetual care trusts represented 7.5% of the fair value of total trust assets. The aggregate quoted fair value of these money market and short-term investments was $27.2 million and $17.6 million in merchandise trusts and perpetual care trusts, respectively, as of September 30, 2011. Each 1% change in interest rates on these money market and short-term investments would result in changes of approximately $272,000 and $176,000 in the fair market value of the assets in our merchandise trusts and perpetual care trusts, respectively.

Marketable Equity Securities

Our marketable equity securities subject to market risk consist primarily of investments held in our merchandise trusts and perpetual care trusts. These assets consist of both individual equity securities as well as closed and open ended mutual funds. As of September 30, 2011, the fair value of marketable individual equity securities in our merchandise trusts represented 20.4% of the fair value of total trust assets while the fair value of marketable individual equity securities in our perpetual care trusts represented 18.5% of total trust assets. The aggregate quoted fair market value of these marketable individual equity securities was $62.6 million and $43.5 million in merchandise trusts and perpetual care trusts, respectively, as of September 30, 2011, based on final quoted sales prices. Each 10% change in the average market prices of the individual equity securities would result in a change of approximately $6.3 million and $4.4 million in the fair market value of securities held in merchandise trusts and perpetual care trusts, respectively. As of September 30, 2011, the fair value of marketable closed and open ended mutual funds in our merchandise trusts represented 62.2% of the fair value of total trust assets while the fair value of closed and open ended mutual funds in our perpetual care trusts represented 64.4% of total trust assets. The aggregate quoted fair market value of these closed and open ended mutual funds was $190.5 million and $151.5 million in merchandise trusts and perpetual care trusts, respectively, as of September 30, 2011, based on final quoted sales prices. Each 10% change in the average market prices of the closed and open ended mutual funds would result in a change of approximately $19.0 million and $15.2 million in the fair market value of securities held in merchandise trusts and perpetual care trusts, respectively.

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

Debt Instruments

Our Acquisition Credit Facility and Revolving Credit Facility bear interest at a floating rate, based on LIBOR, which is adjusted quarterly. These credit facilities will subject us to increases in interest expense resulting from movements in interest rates. As of September 30, 2011, we had $18.0 million of borrowings outstanding under our Revolving Credit Facility and $5.5 million of borrowings outstanding under our or Acquisition Credit Facility. After borrowings, our unused line of credit under the Revolving Credit Facility and Acquisition Credit Facility is $37.0 and $59.5 million, respectively. The interest rate on amounts outstanding on these facilities was 5.75% at September 30, 2011.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and in other reports filed with the SEC which could materially affect our business, financial condition or future results.

The risks described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and in other reports filed with the SEC are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including the risks faced by us described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and in other reports filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits

Exhibit Number	Description

10.1	First Amendment to Second Amended and Restated Credit Agreement, dated August 4, 2011, among StoneMor Operating LLC, each of its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.

10.2	Second Amendment to Second Amended and Restated Credit Agreement, dated October 28, 2011, among StoneMor Operating LLC, each of its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on November 3, 2011.

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors.

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of William R. Shane, Executive Vice President and Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith).

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of William R. Shane, Executive Vice President and Chief Financial Officer (furnished herewith).

101	Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2011, and December 31, 2010; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010; (iii) Condensed Consolidated Statement of Partners’ Capital; (iv) Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2011 and 2010; and (v) Notes to the Condensed Consolidated Financial Statements. Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of StoneMor Partners, L.P.

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

STONEMOR PARTNERS L.P.
	By:	StoneMor GP LLC
its general partner

November 9, 2011	/s/ LAWRENCE MILLER
Lawrence Miller
Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

November 9, 2011	/s/ WILLIAM R. SHANE
William R. Shane
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

10.1	First Amendment to Second Amended and Restated Credit Agreement, dated August 4, 2011, among StoneMor Operating LLC, each of its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.

10.2	Second Amendment to Second Amended and Restated Credit Agreement, dated October 28, 2011, among StoneMor Operating LLC, each of its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on November 3, 2011.

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors.

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of William R. Shane, Executive Vice President and Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith).

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of William R. Shane, Executive Vice President and Chief Financial Officer (furnished herewith).

101	Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2011, and December 31, 2010; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010; (iii) Condensed Consolidated Statement of Partners’ Capital; (iv) Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2011 and 2010; and (v) Notes to the Condensed Consolidated Financial Statements. Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of StoneMor Partners, L.P.

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