Form 10-K
period 2011-12-31
STONEMOR PARTNERS LP
filed 2012-03-15
CIK 1286131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM             TO            .

Commission File Number: 000-50910

STONEMOR PARTNERS L.P.

(Exact name of registrant as specified in its charter)

Delaware	80-0103159
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

311 Veterans Highway, Suite B Levittown, Pennsylvania	19056
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (215) 826-2800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Units	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The aggregate market value of the common units held by non-affiliates of the registrant was approximately $517.2 million as of June 30, 2011 based on $27.66 per unit, the closing price of the common units as reported on the NASDAQ Global Select Market on that date.1

The number of the registrant’s outstanding common units at March 1, 2012 was 19,368,987.

Documents incorporated by reference: None

The aggregate market value of the common units set forth above equals the number of the registrant’s common units outstanding, reduced by the number of common units held by executive officers, directors and persons owning 10% or more of the registrant’s common units, multiplied by the last reported sale price for the registrant’s common units on June 30, 2011, the last day of the registrant’s most recently completed second fiscal quarter. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from this figure is an affiliate of the registrant or that any person whose holdings are included in this figure is not an affiliate of the registrant and any such admission is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

FORM 10-K OF STONEMOR PARTNERS, L.P.

PART I

Item 1.—Business

Overview

We were formed as a Delaware limited partnership in April 2004 to own and operate the assets and businesses previously owned and operated by Cornerstone Family Services, Inc., (“Cornerstone”), which was converted into CFSI LLC, a limited liability company, prior to our initial public offering of common units representing limited partner interests on September 20, 2004. Cornerstone had been founded in 1999 by members of our management team and a private equity investment firm, which we refer to as McCown De Leeuw, in order to acquire a group of 123 cemetery properties and 4 funeral homes. On November 30, 2010, McCown De Leeuw transferred certain of its interests to MDC IV Trust U/T/A November 30, 2010, MDC IV Associates Trust U/T/A November 30, 2010 and Delta Trust U/T/A November 30, 2010, which we collectively refer to as the MDC IV Liquidating Trusts, and McCown De Leeuw was subsequently terminated.

We are currently the second largest owner and operator of cemeteries in the United States. As of December 31, 2011, we operated 274 cemeteries in 26 states and Puerto Rico. We own 253 of these cemeteries, and we manage or operate the remaining 21 under management or operating agreements with the nonprofit cemetery corporations that own the cemeteries. As of December 31, 2011, we also owned and operated 69 funeral homes in 18 states and Puerto Rico. Thirty-nine of these funeral homes are located on the grounds of the cemeteries that we own.

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

We sell these products and services both at the time of death, which we refer to as at-need, and prior to the time of death, which we refer to as pre-need. Our sales of real property, including burial lots (with and without installed vaults), lawn and mausoleum crypts and cremation niches, generate qualifying income sufficient for us to be treated as a partnership for federal income tax purposes. In 2011, we performed 45,236 burials and sold 30,047 interment rights (net of cancellations). Based on our sales of interment spaces in 2011, our cemeteries have an aggregated weighted average remaining sales life of 260 years.

Our cemetery properties are located in Alabama, California, Colorado, Delaware, Georgia, Hawaii, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Michigan, Mississippi, Missouri, New Jersey, North Carolina, Ohio, Oregon, Pennsylvania, Puerto Rico, Rhode Island, South Carolina, Tennessee, Virginia, Washington and West Virginia. One cemetery in Hawaii that we acquired in December 2007 is still awaiting regulatory approval and has not yet been conveyed to us. Our cemetery operations accounted for approximately 86.7%, 87.1% and 87.1% of our revenues in 2011, 2010 and 2009, respectively.

Our primary funeral home products are caskets and related items. Our funeral home services include consultation, the removal and preparation of remains, and the use of funeral home facilities for visitation and prayer services.

Our funeral homes are located in Alabama, Arkansas, California, Florida, Illinois, Indiana, Kansas, Maryland, Mississippi, Missouri, Ohio, Oregon, Pennsylvania, Puerto Rico, South Carolina, Tennessee, Virginia, Washington and West Virginia. Our funeral home revenues accounted for approximately 13.3%, 12.9% and 12.9% of our revenues in 2011, 2010 and 2009, respectively. Our funeral home operations are conducted through various wholly-owned subsidiaries that are treated as corporations for U.S. federal income tax purposes.

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

Cemetery Operations

Our cemetery operations include sales of cemetery interment rights, merchandise and services and the performance of cemetery maintenance and other services. An interment right entitles a customer to a burial space in one of our cemeteries and the perpetual care of that burial space. Burial spaces, or lots, are parcels of property that hold interred human remains. Our cemeteries require a burial vault be placed in each burial lot. A burial vault is a rectangular container, usually made of concrete but also made of steel or plastic, which sits in the burial lot and in which the casket is placed. The top of the burial vault is buried approximately 18 to 24 inches below the surface of the ground, and the casket is placed inside the vault. Burial vaults prevent ground settling that otherwise occurs when a casket placed directly in the ground begins to decay creating uneven ground surface. Ground settling typically results in higher maintenance costs and increased potential liability for slip-and-fall accidents on the property. Lawn crypts are a series of closely spaced burial lots with preinstalled vaults and other improvements, such as landscaping, sprinkler systems and drainage. A mausoleum crypt is an above-ground structure that may be designed for a particular customer, which we refer to as a private mausoleum; or it may be a larger building that serves multiple customers, which we refer to as a community mausoleum. Cremation niches are spaces in which the ashes remaining after cremation are stored. Cremation niches are often part of community mausoleums, although we sell a variety of cremation niches to accommodate our customers’ preferences.

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

As of December 31, 2011, we provided services to 21 cemeteries under management or operating agreements with the nonprofit cemetery corporations that own the cemeteries. These nonprofit cemeteries are organized as such either because state law requires cemetery properties to be owned by nonprofit entities, such as in New Jersey, or because they were originally established as nonprofit entities. We have voting rights, along with member owners of burial spaces, in the five New Jersey nonprofit cemeteries as a result of owning all of their outstanding certificates of indebtedness or interest. To obtain the benefit of professional management services, the remaining 16 nonprofit cemeteries have entered into agreements with us. The agreements under which we operate these 21 nonprofit cemeteries generally have terms ranging from 3 to 40 years (but some are subject to early termination rights and obligations) and provide us with management or operating fees that approximate what we would earn if we owned those cemeteries and held them in for-profit entities.

In 2011, of the 21 cemeteries we operated under management or operating agreements, the 3 cemeteries that we began operating under a long-term operating agreement in the third quarter of 2010 and the 3 cemeteries we began operating under long-term operating agreements in 2009 did not qualify as acquisitions for accounting purposes. As a result, we did not consolidate all of the existing assets and liabilities related to these cemeteries. We have consolidated the existing assets and liabilities of each of these cemeteries’ merchandise and perpetual care trusts as variable interest entities since we control and receive the benefits and absorb any losses from operating these trusts. Under these long-term operating agreements, which are subject to certain termination provisions, we are the exclusive operator of these cemeteries. We earn revenues related to sales of merchandise, services, and interment rights and incur expenses related to such sales and the maintenance and upkeep of these cemeteries. Upon termination of these contracts, we will retain all of the benefits and related contractual obligations incurred from sales generated during the contract period. We have also recognized the existing merchandise liabilities assumed as part of these agreements.

Funeral Home Operations

As of December 31, 2011, we owned, operated and/ or managed 69 funeral homes, 39 of which are located on the grounds of cemetery properties that we own. Our funeral homes offer a range of services to meet a family’s funeral needs, including family consultation, the removal and preparation of remains, provision of caskets and related funeral merchandise, the use of funeral home facilities for visitation, worship and funeral services and transportation services. Funeral home operations primarily generate revenues from at-need sales, for which there is a smaller potential customer base than pre-need sales, and have low barriers to entry by competitors. By focusing primarily on cemeteries and deriving significant revenues from pre-need sales, we minimize our exposure to these types of challenges.

We purchase caskets from Thacker Caskets, Inc. under a supply agreement that expires on December 31, 2015. This agreement entitles us to specified discounts on the price of caskets but gives Thacker Caskets, Inc. the right of first refusal on all of our casket purchases. We do not have minimum purchase requirements under this supply agreement.

Cremation Products and Services

We operate crematories at some of our cemeteries or funeral homes, but our primary cremation operations are sales of receptacles for cremated remains, such as urns, and the inurnment of cremated remains in niches or scattering gardens. While cremation products and services usually cost less than traditional burial products and services, they yield higher margins on a percentage basis and take up less space than burials. We sell cremation products and services on both a pre-need and at-need basis.

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

Sales Personnel, Training and Marketing

As of December 31, 2011, we employed approximately 853 full-time commissioned salespeople and 122 full-time sales support and telemarketing employees. We have seven regional sales managers covering our cemeteries, who report to our Senior Vice President of Sales. Individual salespersons are typically located at the cemeteries they serve and report directly to the cemetery sales manager. We have made a strong commitment to the ongoing education and training of our sales force and to salesperson retention in order to ensure that our customers receive the highest quality customer service and to ensure compliance with all applicable requirements. Our training program includes classroom training at our headquarters, field training, continuously updated training materials that utilize media, such as the Internet, for interactive training and participation in industry seminars. We place special emphasis on training property sales managers, who are key elements to a successful pre-need sales program.

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

Acquisitions and Long-Term Operating Agreements

Refer to Note 14 of our consolidated financial statements in “Item 8” of this Form 10-K for a more detailed discussion of our acquisitions and long-term operating agreements. A summary of our acquisition activities is as follows:

2011

We completed six acquisitions during the year ended December 31, 2011 to acquire 17 cemeteries and 12 funeral homes. The acquired properties were located in Mississippi, Missouri, North Carolina, Puerto Rico, Tennessee and Virginia. The aggregate purchase price for these acquisitions was $16.2 million. On December 30, 2011, we sold one funeral home in West Virginia for $0.1 million, resulting in a gain of $0.1 million.

2010

We completed four acquisitions during the year ended December 31, 2010 and entered into one long-term operating agreement to acquire and operate 22 cemeteries and 6 funeral homes in the aggregate. The acquired properties were located in Indiana, Kansas, Michigan, Ohio and Pennsylvania. The total consideration paid for these acquisitions was $48.7 million.

2009

In 2009, we entered into, through certain of our subsidiaries, three long-term operating agreements (subject to certain early termination rights and obligations) wherein we have become the exclusive operator of the underlying cemetery land. Total consideration paid for the rights acquired under these agreements was approximately $7.0 million.

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

Other Consumer Credit-Related Laws and Regulations

As a provider of consumer credit and a business that generally deals with consumers, we are subject to various other state and federal laws covering matters such as credit discrimination, the use of credit reports, identity theft, the handling of consumer information, consumer privacy, marketing and advertising, debt collection, extensions of credit to service members, and prohibitions on unfair or deceptive trade practices.

The Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank

Dodd-Frank, signed into law by President Obama on July 21, 2010, created a new federal Bureau of Consumer Financial Protection, or the Bureau. In addition to transferring to the Bureau rule-writing authority for nearly all federal consumer finance-related laws and giving the Bureau rule-writing authority in other areas, Dodd-Frank empowers the Bureau to conduct examinations and bring enforcement actions against certain consumer credit providers and other entities offering consumer financial products or services. While not presently subject to examination by the Bureau, we potentially could be in the future in connection with our pre-need installment contracts. The Bureau also has authority to conduct investigations and bring enforcement actions against providers of consumer financial services, including providers over which it may not currently have examination authority. The Bureau may seek penalties and other relief on behalf of consumers that are substantially in excess of the remedies available under such laws prior to Dodd-Frank. On July 21, 2011, the Bureau officially assumed rule-writing and enforcement authority for most federal consumer finance laws, as well as authority to write rules to prohibit unfair, deceptive or abusive practices related to consumer financial products and services.

Telemarketing Laws

We are subject to the requirements of two federal statutes governing telemarketing practices, the Telephone Consumer Protection Act, or TCPA, and the Telemarketing and Consumer Fraud and Abuse Prevention Act, or TCFAPA. These statutes impose significant penalties on those who fail to comply with their mandates. The Federal Communications Commission, or FCC, is the federal agency with authority to enforce the TCPA, and the FTC, has jurisdiction under the TCFAPA. The FTC and FCC jointly administer a national “do not call” registry, which consumers can join in order to prevent unwanted telemarketing calls. Primarily as a result of implementation of the “do not call” legislation and regulations, the percentage of our pre-need sales generated from telemarketing leads has decreased substantially in the past ten years. We are also subject to similar telemarketing consumer protection laws in all states in which we currently operate. These states’ statutes similarly permit consumers to prevent unwanted telephone solicitations. In addition, in cases where telephone solicitations are permitted, there are various restrictions and requirements under state and federal law in connection with such calls.

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

Federal Trade Commission

Our funeral home operations are comprehensively regulated by the FTC under Section 5 of the Federal Trade Commission Act and a trade regulation rule for the funeral industry promulgated thereunder, referred to as the “Funeral Rule.” The Funeral Rule requires funeral service providers to disclose the prices for their goods and services as soon as the subject of price arises in a discussion with a potential customer (this entails presenting various itemized price lists if the consultation is in person, and readily answering all price-related questions posed over the telephone), and to offer their goods and services on an unbundled basis. The Funeral Rule also prohibits misrepresentations in connection with our sale of goods and services, and requires that the consumer receive an itemized statement of the goods and services purchased. Through these regulations, the FTC sought to give consumers the ability to compare prices among funeral service providers and to avoid buying packages containing goods or services that they did not want. The unbundling of goods from services has also opened the way for third-party, discount casket sellers to enter the market, although they currently do not possess substantial market share.

In addition, our pre-need installment contracts for sales of cemetery and funeral home merchandise and services are subject to the FTC’s “Holder Rule,” which requires disclosure in the installment contract that any holder of the contract is subject to all claims and defenses that the consumer could assert against the seller of the goods or services, subject to certain limitations. These contracts are also subject to the FTC’s “Credit Practices Rule,” which prohibits certain loan terms and practices.

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

Emergency Planning and Community Right-to-Know Act

As noted above, federal, state and local regulations apply to the storage and use of hazardous materials at our facilities. Depending on the types and quantities of materials we manage at any particular facility, we may be required to maintain and submit Material Safety Data Sheets and inventories of these materials located at our facilities to the regulatory authorities in compliance with EPCRA or similar state statutes.

Comprehensive Environmental Response, Compensation, and Liability Act

The Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA, and similar state laws affect our cemetery and funeral home operations by, among other things, imposing investigation and remediation obligations for threatened or actual releases of hazardous substances that may endanger public health or welfare or the environment. Under CERCLA and similar state laws, strict, joint and several liability may be imposed upon generators, site owners and operators, and others regardless of fault or the legality of the original disposal activity. Our operations include the use of some materials that may meet the definition of “hazardous substances” under CERCLA or state laws and thus may give rise to liability if released to the environment through a spill or release. Should we acquire new properties with pre-existing conditions triggering CERCLA or similar state liability, we may become liable for responding to those conditions under CERCLA or similar state laws. We may become involved in proceedings, litigation or investigations at one or more sites where releases of hazardous substances have occurred, and we cannot assure you that the associated costs and potential liabilities would not be material.

Underground and Aboveground Storage Tank Laws and Solid Waste Laws

Federal, state and local laws regulate the installation, removal, operations and closure of underground storage tanks, or USTs and above-ground storage tanks, or ASTs, which are located at some of our facilities as well as the management and disposal of solid waste. Most of the USTs and ASTs contain petroleum for heating our buildings or are used for vehicle maintenance, or general operations. Depending upon the age and integrity of the USTs and ASTs, they may require upgrades, removal and/or closure, and remediation may be required if there has been a potential discharge or release of petroleum into the environment. All of the aforementioned activities may require us to incur capital costs and expenses to ensure continued compliance with environmental requirements. Should we acquire properties with existing USTs and ASTs that are not in compliance with environmental requirements, we may become liable for responding to releases to the environment or for costs associated with upgrades, removal and/or closure costs, and we cannot assure you that the costs or liabilities will not be material in that event. Solid wastes have been disposed of at some of our cemeteries, both lawfully and unlawfully. Prior to acquiring a cemetery, an environmental site assessment is usually conducted to determine, among other conditions, if a solid waste disposal area or landfill exists on the parcel which requires removal, cleaning or management. Depending upon the existence of any such solid waste disposal areas, we may be required by the applicable regulatory authority to remove the waste materials or to conduct remediation and we cannot assure you that the costs or liabilities will not be material in that event.

Employees

As of December 31, 2011, our general partner and its affiliates employed approximately 2,894 full-time and approximately 64 part-time employees. A total of 7 employees at one of our cemeteries located in New Jersey are represented by a union and are subject to collective bargaining agreements, one which expires in September 2015 and another that will expire in June 2012. Twenty-four employees at 11 of our cemeteries located in Pennsylvania are represented by 3 different unions and are subject to collective bargaining agreements that expire in June 2013, November 2014 and June 2015. Three employees at 1 of our cemeteries located in Illinois are represented by a union and are subject to a collective bargaining agreement that is currently being renegotiated. Ten employees at 1 of our locations in California are represented by a union and are subject to a collective bargaining agreement that expires in June 2013. Seven employees at 1 cemetery in Ohio are represented by a union and are subject to a collective bargaining agreement that expires in December 2013. Twenty-five employees at 3 of our cemeteries in Michigan are subject to a collective bargaining agreement that expires in December 2013. We believe that our relationship with our employees is good.

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

Item 1A—Risk Factors

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

If we do not generate sufficient cash to continue paying distributions at their current level, the market price of our common units may decline materially. We expect that we will need working capital borrowings of approximately $20.0 million during the twelve-month period ending December 31, 2012 in order to have sufficient operating surplus to pay distributions at their current level on all of our common units for that period, although the actual amount of working capital borrowings could be materially more or less. These working capital borrowings enable us to finance the build-up in our accounts receivables, and to construct mausoleums and purchase products for our pre-need sales in advance of the time of need which, in turn, allows us to generate available cash for operating surplus over time by accessing the funds held in trust for the products purchased.

Our substantial level of indebtedness could materially adversely affect our ability to generate sufficient cash for distribution to our unitholders, to fulfill our debt obligations and to operate our business.

We have a substantial amount of debt, which requires significant interest and principal payments. As of December 31, 2011, we had approximately $195.3 million of total debt outstanding, and after giving effect to the amendment to our credit facilities on January 19, 2012, we would have approximately $86.2 million of available borrowing capacity under our revised credit facility. Leverage makes us more vulnerable to economic downturns. Because we are obligated to dedicate a portion of our cash flow to service our debt obligations, our cash flow available for operations and for distribution to our unitholders will be reduced. The amount of indebtedness we have could limit our flexibility in planning for, or reacting to, changes in the markets in which we compete, limit our ability to obtain additional financing, if necessary, for working capital expenditures, acquisitions or other purposes, and require us to dedicate more cash flow to service our debt than we desire. Our ability to satisfy our indebtedness as required by the terms of our debt will be dependent on, among other things, the successful execution of our long-term strategic plan. Subject to limitations in our debt obligations, we may incur additional debt in the future, for acquisitions or otherwise, and servicing this debt could further limit our cash flow available for operations and distribution to unitholders.

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

To remediate the material weakness, we have implemented a series of controls designed to help ensure that all new accounting pronouncements are sufficiently researched and that our conclusions relative to the effect of such pronouncements on us are communicated to management, the Audit Committee and our auditors. We also employed a new Director of Financial Reporting and added a senior accountant to this function to give us additional resources to address and implement new accounting pronouncements. Management believes that the procedures described above and our changes in personnel have remediated the material weakness.

There were no identified material weaknesses in our internal control over financial reporting as of December 31, 2011. However, if we were to have additional material weaknesses and if we fail to maintain adequate disclosure controls and procedures, current unitholders and potential investors could lose confidence in our financial reporting, which would harm our business prospects and the trading price of our common units.

Any reductions in the principal or the earnings of the investments held in merchandise and perpetual care trusts could adversely affect our revenues and cash flow.

A substantial portion of our revenue is generated from investment returns that we realize from merchandise and perpetual care trusts. Due to the unstable economic conditions over the last four years, we have at times experienced declines in the fair value of the assets held in these trusts. Future cash flows could be negatively impacted if we are forced to liquidate assets that are in impaired positions.

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

The cemetery and funeral home industry continues to be competitive.

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

A primary component of our business strategy is to grow through acquisitions of cemeteries and, to a lesser extent, funeral homes. We cannot assure you that we will be able to identify and acquire cemeteries on terms favorable to us or at all. We may face competition from other death care companies in making acquisitions. Historically, we have funded a significant portion of our acquisitions through borrowings. Our ability to make acquisitions in the future may be limited by our inability to secure adequate financing, restrictions under our existing or future debt agreements, competition from third parties or a lack of suitable properties. As of December 31, 2011, after giving effect to the amendment to our credit facilities on January 19, 2012, we would have had approximately $86.2 million of available borrowing capacity under our revised credit facility.

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

We and other death care companies that focus on traditional methods of interment face competition from the increasing number of cremations in the United States. Industry studies indicate that the percentage of cremations has steadily increased and that cremations represented approximately 38% of the United States deathcare market in 2009. This percentage of cremations is expected to continue to increase. Because the products and services associated with a cremation, such as niches and urns, produce lower revenues than the products and services associated with a traditional interment, a continuing trend toward cremations may reduce our revenues.

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

We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cybersecurity incidents, could harm our ability to operate our business effectively.

Our ability to manage and maintain our internal reports effectively and integration of new business acquisitions depends significantly on our enterprise resource planning system and other information systems. Some of our information technology systems may experience interruptions, delays or cessations of service or produce errors in connection with ongoing systems implementation work. Cybersecurity attacks in particular are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, misappropriation of our confidential or otherwise protected information and corruption of data. The failure of these systems to operate effectively or to integrate with other systems, or a breach in security or other unauthorized access of these systems, may also result in reduced efficiency of our operations and could require significant capital investments to remediate any such failure, problem or breach, all of which could adversely affect our business, financial condition and results of operations.

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

Our cemetery and funeral home operations are subject to numerous federal, state and local environmental and health and safety laws and regulations. We may become subject to liability for the removal of hazardous substances and solid waste under CERCLA and other federal and state laws. Under CERCLA and similar state laws, strict, joint and several liability may be imposed on various parties, regardless of fault or the legality of the original disposal activity. Our funeral home, cemetery and crematory operations include the use of some materials that may meet the definition of “hazardous substances” under CERCLA or state laws and thus may give rise to liability if released to the environment through a spill or release. We cannot assure you that we will not face liability under CERCLA or state laws for any environmental conditions at our facilities, and we cannot assure you that these liabilities will not be material. Our cemetery and funeral home operations are subject to regulation of underground and above ground storage tanks and laws managing the disposal of solid waste. If new requirements under local, state or federal laws were to be adopted, and were more stringent than existing requirements, new permits or capital expenditures may be required.

Our funeral home operations are generally subject to federal and state laws and regulations regarding the disposal of medical waste, and are also subject to regulation by federal, state or local authorities under the EPCRA. We are required by EPCRA to maintain, and report, to the regulatory authorities, if applicable thresholds are met, a list of any hazardous chemicals and extremely hazardous substances, which are stored or used at our facilities.

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

The sale or exchange of 50% or more of our capital and profits interests during any twelve month period will result in the termination of our partnership for federal income tax purposes.

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

Cemeteries and Funeral Homes

The following table summarizes the distribution of our cemetery and funeral properties by state as of December 31, 2011 as well as the weighted average estimated remaining sales life in years for our cemeteries based upon number of interment spaces sold during 2011:

	Cemeteries	Funeral Homes	Total Net Acres	Weighted Average Estimated Net Sales Life in Years	Number of Interment Spaces Sold in 2011
Alabama	9	6	305	219	1,179
Arkansas	—	2	—	—	—
California	7	8	270	63	1,207
Colorado	2	—	12	784	18
Delaware	1	—	12	424	11
Florida	—	1	—	—	—
Georgia	7	—	135	155	797
Hawaii	1	—	6	201	—
Illinois	7	2	243	200	797
Indiana	11	5	1,013	325	1,569
Iowa	1	—	89	213	151
Kansas	3	2	84	140	340
Kentucky	2	—	59	88	336
Maryland	10	1	716	152	1,600
Michigan	16	—	1,534	374	2,952
Mississippi	2	1	44	1,428	13
Missouri	6	5	277	606	293
New Jersey	6	—	341	39	1,905
North Carolina	16	—	415	131	2,739
Ohio	14	2	953	184	3,481
Oregon	7	7	181	301	609
Pennsylvania	52	8	2,547	699	2,121
Puerto Rico	7	5	209	505	236
Rhode Island	2	—	70	1,443	18
South Carolina	8	3	395	211	889
Tennessee	11	5	657	360	1,131
Virginia	30	2	869	188	2,473
Washington	3	2	33	53	162
West Virginia	33	2	1,404	399	1,894

Total	274	69	12,873	260	28,921

We calculated estimated remaining sales life for each of our cemeteries by dividing the number of unsold interment spaces by the number of interment spaces sold at that cemetery in the most recent year. For purposes of estimating remaining sales life, we defined unsold interment spaces as unsold burial lots and unsold spaces in existing mausoleum crypts as of December 31, 2011. We defined interment spaces sold in 2011 as:

•	the number of burial lots sold, net of cancellations;

•	the number of spaces sold in existing mausoleum crypts, net of cancellations; and

•	the number of spaces sold in mausoleum crypts that we have not yet built, net of cancellations.

We count the sale of a double-depth burial lot as the sale of one interment space even though a double-depth burial lot includes two interment rights. We count an unsold double-depth burial lot as one unsold interment space. Because our sales of cremation niches were immaterial, we did not include cremation niches in the calculation of estimated remaining sales life. When calculating estimated remaining sales life, we did not take into account any future cemetery expansion. In addition, sales of an unusually high or low number of interment spaces in a particular year affect our calculation of estimated remaining sales life. Future sales may differ from previous years’ sales, and actual remaining sales life may differ from our estimates. We calculated the weighted average estimated remaining sales life by aggregating unsold interment spaces and interment spaces sold on a state-by-state or company-wide basis. Based on the number of interment spaces sold in 2011, we estimate that our cemeteries have an aggregate weighted average remaining sales life of 260 years.

The following table shows the cemetery properties that we owned or operated as of December 31, 2011, grouped by estimated remaining sales life:

	0 - 25 years	26 - 49 years	50 - 100 years	101 - 150 years	151 - 200 years	Over 200 years
Alabama	—	—	3	2	—	4
California	2	1	3	—	—	1
Colorado	—	—	—	—	—	2
Delaware	—	—	—	—	—	1
Georgia	—	1	1	2	—	3
Hawaii	—	—	—	—	—	1
Illinois	—	—	2	—	2	3
Indiana	—	1	—	—	—	10
Iowa	—	—	—	—	—	1
Kansas	—	—	2	—	—	1
Kentucky	—	1	—	—	1	—
Maryland	1	1	2	1	1	4
Michigan	1	—	1	1	3	10
Mississippi	—	—	—	—	1	1
Missouri	—	—	1	—	—	5
New Jersey	2	2	1	—	—	1
North Carolina	—	—	6	3	3	4
Ohio	1	2	1	2	1	7
Oregon	—	—	1	2	—	4
Pennsylvania	5	—	1	1	3	42
Puerto Rico	1	1	1	—	1	3
Rhode Island	—	—	—	—	—	2
South Carolina	—	1	1	2	—	4
Tennessee	—	—	—	1	—	10
Virginia	1	2	6	4	4	13
Washington	1	—	2	—	—	—
West Virginia	4	2	2	1	3	21

Total	19	15	37	22	23	158

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

We, and certain of our subsidiaries, are parties to legal proceedings that have arisen in the ordinary course of business. We do not expect these matters to have a material effect on our results of operations, financial condition or cash flows. We carry insurance with coverage and coverage limits that we believe to be customary in the funeral home and cemetery industries. Although there can be no assurance that such insurance will be sufficient to protect us against all contingencies, we believe that our insurance protection is reasonable in view of the nature and scope of our operations.

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common units were listed on the NASDAQ Global Select Market (“Nasdaq”) until December 23, 2011 when our units began listing on the New York Stock Exchange (“NYSE”). Our units are listed under the symbol “STON”. As of March 1, 2012, there were 19,368,987 common units outstanding, representing a 98.0% limited partner interest in us. As of February 22, 2012, there were 31,026 beneficial holders and 58 unitholders of record. The following table sets forth the high and low sale prices of our common units for the periods indicated, based on the daily composite listing of common unit transactions for the Nasdaq and NYSE, as applicable.

	Price range		Declared Distributions (1)
Quarter ended	High	Low
March 31, 2010	$21.44	$18.01	$0.5550
June 30, 2010	$21.20	$18.22	$0.5550
September 30, 2010	$26.95	$19.75	$0.5650
December 31, 2010	$30.62	$24.90	$0.5750
March 31, 2011	$33.51	$24.58	$0.5850
June 30, 2011	$28.30	$23.10	$0.5850
September 30, 2011	$29.50	$25.59	$0.5850
December 31, 2011	$29.32	$20.55	$0.5850

(1)	Distributions were declared and paid within 45 days of the close of each quarter.

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

Unregistered Sale of Securities

In connection with and as partial consideration for our second quarter 2010 acquisition, we issued 293,947 unregistered common units representing limited partnership interests in us valued at approximately $5.8 million pursuant to the terms of the settlement agreement. Further, the general partner of the Company entered into a Non-Competition Agreement dated as of June 21, 2010 with Ronald P. Robertson, pursuant to which Mr. Robertson agreed not to compete with the general partner and the companies under its management and control. Pursuant to the Non-Competition Agreement, we issued 9,853 common units on the closing date of the transaction and we are obligated to issue additional Units which were initially valued at a fair value of $0.5 million based on a unit price of $20.30 just prior to the date of acquisition. As a result, we issued 9,853 units in June of 2011, and we are also obligated to issue an additional 9,853 units and 4,924 units in June of 2012 and June of 2013, respectively. A total of 9,853 and 303,800 common units were issued in 2011 and 2010, respectively, as a result of this transaction.

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

•	thereafter, we will make all distributions of available cash from capital surplus as if they were from operating surplus.

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

Adjustment of Minimum Quarterly Distribution and Target Distribution Levels

In addition to adjusting the minimum quarterly distribution and target distribution levels to reflect a distribution of capital surplus, if we combine our units into fewer units or subdivide our units into a greater number of units, we will proportionately adjust:

•	the minimum quarterly distribution;

•	the target distribution levels;

•	the unrecovered initial unit price.

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

The following tables present selected financial and operating data of the Company for the periods and as of the dates indicated derived from our audited consolidated financial statements. The following tables should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited historical consolidated financial statements and accompanying notes thereto set forth in this Annual Report on Form 10-K. Further, data for the 2010 year has been recast to retrospectively reflect adjustments made to our initial assessment of the net values of assets and liabilities acquired in acquisitions.

Table 1: Operating and net income data

	Year ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except for unit data)
Cemetery revenues
Merchandise	$108,088	$94,898	$87,836	$90,968	$74,509
Services	46,995	40,951	36,947	36,894	28,547
Investment and other	42,901	35,897	33,055	31,623	31,476
Funeral home revenues
Merchandise	12,810	10,435	9,701	9,249	4,655
Services	17,594	15,111	13,664	14,714	6,127

Total revenues	228,388	197,292	181,203	183,448	145,314

Cost of goods sold (exclusive of depreciation shown separately below):
Perpetual care	5,727	5,094	4,727	4,326	3,553
Merchandise	20,388	18,435	17,067	18,556	16,118
Cemetery expense	57,145	48,784	41,246	41,651	30,767
Selling expense	45,291	38,245	34,123	34,806	29,245
General and administrative expense	29,544	24,591	22,498	21,372	15,684
Overhead (including unit-based compensation of $773 in 2011, $711 in 2010, $1,576 in 2009, $2,262 in 2008 and $4,741 in 2007) (1)	23,766	24,379	22,370	21,293	24,991
Depreciation and amortization	8,534	8,845	6,528	5,029	3,891
Funeral home expense
Merchandise	4,473	4,001	3,716	3,684	1,575
Services	11,717	9,752	9,275	9,073	4,198
Other	7,364	6,184	6,015	6,308	2,649
Acquisition related costs	4,604	5,715	1,072	—	—

Total costs and expenses	218,553	194,025	168,637	166,098	132,671

Operating profit	9,835	3,267	12,566	17,350	12,643
Gain on sale of funeral home	92	—	434	—	—
Gain on acquisitions	—	7,152	—	—	—
Early extinguishment of debt	4,010	—	—	—	—
Increase (decrease) in fair value of interest rate swap	—	4,724	(2,681)	—	—
Expenses related to refinancing (2)	453	—	2,242	—	157
Interest expense	19,198	21,973	14,410	12,714	9,075

Income (loss) before income taxes	(13,734)	(6,830)	(6,333)	4,636	3,411
Income tax expense (benefit)
State	(701)	(245)	808	304	398
Federal	(3,318)	(5,138)	(2,753)	(224)	227

Total income tax expense (benefit)	(4,019)	(5,383)	(1,945)	80	625

Net income (loss)	$(9,715)	$(1,447)	$(4,388)	$4,556	$2,786

Net income (loss) per limited partner unit
Basic	$(0.50)	$(0.10)	$(0.36)	$0.38	$0.30
Diluted	$(0.50)	$(0.10)	$(0.36)	$0.38	$0.30

(1)	Includes a write-off of $571,000 in 2007 incurred in connection with a potential acquisition of a group of cemeteries in Michigan that we determined were unlikely to take place. Also includes bonuses of $1.8 million and $3.2 million in 2010 and 2007, respectively.
(2)	Represents write-downs in previously capitalized debt issuance costs.

Table 2: Balance Sheet Data

	Year ended December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Cemetery property	$298,938	$283,460	$228,048	$228,499	$187,552
Total assets (1)	1,249,125	1,145,592	855,301	738,240	816,862
Deferred cemetery revenues, net (2)	441,878	386,465	259,323	193,017	220,942
Total debt	195,322	220,394	183,199	160,934	146,164
Total partners’ capital	$180,279	$128,191	$111,937	$119,389	$136,746

(1)	Includes the fair value of assets held in the merchandise and perpetual care trusts. Refer to Note 1 of our Consolidated Financial Statements for a detailed discussion of the consolidation rules for these assets.
(2)	Represents revenues to be recognized from the sale of merchandise and services. Refer to Note 1 of our Consolidated Financial Statements for a detailed discussion on the revenue recognition rules.

Table 3: Cash Flow and Other Financial Data

	Year ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except unit data)
Net cash provided by (used in):
Operating activities	$5,466	$3,106	$14,729	$21,144	$18,973
Investing activities	(29,186)	(49,551)	(12,180)	(17,046)	(86,777)
Financing activities	28,243	40,501	3,862	(10,830)	71,690

Change in assets and liabilities that provided (used) cash:
Merchandise trust	(23,889)	(13,517)	(6,133)	(453)	(5,223)
Merchandise liability	(5,669)	(2,401)	(4,332)	(5,366)	(7,171)

Capital expenditures:
Maintenance capital expenditures	6,040	7,878	2,524	4,809	3,051
Expansion capital expenditures, including acquisitions	23,268	41,327	4,770	12,237	83,726

Distributions declared per common unit	$2.340	$2.250	$2.220	$2.160	$2.045

Table 4: Operating Data

	Year ended December 31,
	2011	2010	2009	2008	2007
Interments performed	45,236	41,556	37,782	38,863	29,380
Cemetery revenues per interment performed	$4,377	$4,141	$4,196	$4,104	$4,579
Interment rights sold (1)
Lots	26,403	24,353	22,637	22,552	17,509
Mausoleum crypts (including pre-construction)	2,518	2,584	2,316	1,881	2,314
Niches	1,126	1,071	889	864	602

Net interment rights sold (1)	30,047	28,008	25,842	25,297	20,425

Number of contracts written	101,281	92,661	83,043	80,144	63,026
Aggregate contract amount, in thousands (excluding interest)	$244,921	$221,895	$197,787	$187,093	$138,588
Average amount per contract (excluding interest)	$2,418	$2,395	$2,382	$2,334	$2,199
Number of pre-need contracts written	49,747	45,193	39,043	35,599	29,546
Aggregate pre-need contract amount, in thousands (excluding interest)	$157,410	$143,022	$124,997	$115,024	$89,486
Average amount per pre-need contract (excluding interest)	$3,164	$3,165	$3,202	$3,231	$3,029
Number of at-need contracts written	51,534	47,468	44,000	44,545	33,480
Aggregate at-need contract amount, in thousands (excluding interest)	$87,511	$78,873	$72,790	$72,068	$49,102
Average amount per at-need contract (excluding interest)	$1,698	$1,662	$1,654	$1,618	$1,467

(1)	Net of cancellations. Sales of double-depth burial lots are counted as two sales.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and notes thereto included in Part II “Item 8” of this Annual Report on Form 10-K. Those notes also give more detailed information regarding the basis of presentation for the following information.

Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K, including, but not limited to, information regarding the status and progress of our operating activities, the plans and objectives of our management, assumptions regarding our future performance and plans, and any financial guidance provided, as well as certain information in other filings with the SEC and elsewhere are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “project,” “expect,” “predict” and similar expressions identify these forward-looking statements. These forward-looking statements are made subject to certain risks and uncertainties that could cause actual results to differ materially from those stated, including, but not limited to, the following: uncertainties associated with future revenue and revenue growth; the effect of the current economic downturn; the impact of our significant leverage on our operating plans; our ability to service our debt and pay distributions; the decline in the fair value of certain equity and debt securities held in our trusts; our ability to attract, train and retain an adequate number of sales people; uncertainties associated with the volume and timing of pre-need sales of cemetery services and products; increased use of cremation; changes in the death rate; changes in the political or regulatory environments, including potential changes in tax accounting and trusting policies; our ability to successfully implement a strategic plan relating to producing operating improvements, strong cash flows and further deleveraging; our ability to successfully compete in the cemetery and funeral home industry; uncertainties associated with the integration or anticipated benefits of our recent acquisitions or any future acquisitions; our ability to complete and fund additional acquisitions; our ability to maintain effective disclosure controls and procedures and internal control over financial reporting; the effects of cyber security attacks due to our significant reliance on information technology; uncertainties relating to the financial condition of third-party insurance companies that fund our pre-need funeral contracts; and various other uncertainties associated with the death care industry and our operations in particular.

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

Cornerstone had been founded in 1999 by members of our management team and a private equity investment firm, which we refer to as McCown De Leeuw, in order to acquire a group of 123 cemetery properties and 4 funeral homes. Since that time, Cornerstone, succeeded by us, has acquired additional cemeteries and funeral homes, entered into long term cemetery operating agreements, built funeral homes, and sold cemeteries and funeral homes, resulting in the operation of 274 cemeteries and 69 funeral homes as of December 31, 2011.

Capitalization

On September 20, 2004, we completed our initial public offering. Since that time, we have completed additional follow-on public offerings in December 2007, November 2009, September 2010 and February 2011. In addition, in November 2009, certain of our subsidiaries made a private offering to eligible purchasers of $150.0 million aggregate principal amount of senior notes due 2017.

On February 9, 2011, we completed a follow-on public offering of 3,756,155 common units, including an option to purchase up to 731,155 common units to cover over-allotments which was exercised in full by the underwriters, at a price of $29.25 per unit, representing a 19.4% interest in us. Total gross proceeds from these transactions were approximately $109.9 million, before offering costs and underwriting discounts. Net proceeds of the offering, including the related capital contribution of our General Partner, after deducting underwriting discounts and offering expenses, were approximately $105.5 million. The proceeds were used to pay off $33.5 million of debt under our credit facilities and $35.0 million of debt outstanding on our Series B and Series C Senior Secured Notes. As part of this transaction, selling unitholders also sold 1,849,366 common units. We did not receive any of the proceeds generated by the sale of any units held by the selling unitholders.

Overview

Cemetery Operations

We are currently the second largest owner and operator of cemeteries in the United States. As of December 31, 2011, we operated 274 cemeteries in 26 states and Puerto Rico. We own 253 of these cemeteries, and we operate the remaining 21 under management or operating agreements with the nonprofit cemetery corporations that own the cemeteries. As a result of the agreements, other control arrangements and applicable accounting rules, we have treated 15 of these cemeteries as acquisitions for accounting purposes. There were three cemeteries to which we entered into a long-term operating agreement in the third quarter of 2010, and three cemeteries to which we entered into long-term operating agreements in 2009 that did not qualify as acquisitions for accounting purposes. The results of operations of these 6 cemeteries are included in our results of operations from the date we began operating the properties.

We sell cemetery products and services both at the time of death, which we refer to as at-need, and prior to the time of death, which we refer to as pre-need. During the year ended December 31, 2011, we performed 45,236 burials and sold 30,047 interment rights (net of cancellations) compared to 41,556 and 28,008 in 2010 and 37,782 and 25,842 in 2009, respectively. Cemetery revenues accounted for approximately 86.7%, 87.1% and 87.1% during the years ended December 31, 2011, 2010 and 2009, respectively.

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

Pre-need products and services are typically sold on an installment basis. Subject to state law, these contracts are normally subject to “cooling-off” periods, generally between three and thirty days, during which the customer may elect to cancel the contract and receive a full refund of amounts paid. Also, subject to applicable state law, we are generally permitted to retain the amounts already paid on contracts, including any amounts that were required to be deposited into trust, on contracts cancelled after the “cooling-off” period. Historical post “cooling-off” period cancellations total approximately 10% of our pre-need sales (based on contract dollar amounts). If the products and services purchased under a pre-need contract are needed for interment before payment has been made in full, generally the balance due must be immediately paid in full.

Contracts related to pre-need installment sales are usually for a period not to exceed 60 months, with payments of principal and interest required. Pre-need sales contracts normally contain provisions for both principal and interest. For those contracts that do not bear a market rate of interest, we impute such interest based upon the prime rate plus 150 basis points, which resulted in a rate of 4.75% during 2011, 2010 and 2009.

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

Acquisition related costs, which include legal fees and other third party costs incurred in acquisition related activities, are expensed as incurred.

Funeral Home Operations

As of December 31, 2011, we owned and operated 69 funeral homes. These properties are located in eighteen states and Puerto Rico. Thirty-nine of our funeral homes are located on the grounds of cemeteries that we own.

We derive revenues at our funeral homes from the sale of funeral home merchandise, including caskets and related funeral merchandise, and services, including removal and preparation of remains, the use of our facilities for visitation, worship and performance of funeral services and transportation services. We sell these services and merchandise almost exclusively at the time of need utilizing salaried licensed funeral directors. Funeral home revenues accounted for approximately 13.3%, 12.9% and 12.9% during the years ended December 31, 2011, 2010 and 2009, respectively.

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

Revenues by State

The following table shows the percentage of revenues attributable to each of the states in which we operate for the periods presented:

	Year ended December 31,
	2011	2010	2009
Alabama	3.6%	4.6%	4.6%
California	8.8%	9.7%	10.2%
Georgia	1.2%	1.6%	1.6%
Illinois	2.3%	2.7%	2.4%
Indiana	8.0%	5.2%	2.4%
Kansas	1.4%	1.1%	1.6%
Maryland	6.0%	6.6%	7.3%
Michigan	8.9%	5.0%	1.3%
Missouri	1.6%	1.3%	1.5%
New Jersey	6.8%	7.8%	8.0%
North Carolina	5.8%	6.2%	6.3%
Ohio	8.7%	9.3%	8.2%
Oregon	2.9%	3.2%	4.2%
Pennsylvania	14.7%	15.3%	17.0%
South Carolina	2.1%	2.2%	2.5%
Tennessee	2.4%	2.4%	2.4%
Virginia	6.5%	7.1%	8.1%
West Virginia	5.3%	5.9%	7.3%
All others	3.0%	2.8%	3.1%

Total	100.0%	100.0%	100.0%

Principal Products and Services

The following table shows the percentage of revenues attributable to our principal products, services and other items during the periods presented:

	Year ended December 31,
	2011	2010	2009
Pre-need sales:
Burial lots	8.9%	9.6%	9.8%
Mausoleum crypts	4.7%	5.2%	4.7%
Markers	4.2%	4.6%	5.6%
Grave marker bases	1.1%	1.2%	1.4%
Burial vaults	5.0%	5.6%	5.0%
Lawn crypts	1.4%	1.5%	1.0%
Caskets	2.9%	1.0%	1.5%
Initial openings and closings (1)	6.5%	6.3%	5.9%
Other (2)	4.8%	5.3%	5.3%

Total pre-need sales	39.5%	40.3%	40.2%

Interest from pre-need sales	2.6%	2.9%	3.2%

Investment income from trusts:
Perpetual care trusts	6.6%	7.3%	7.0%
Merchandise trusts	3.7%	2.1%	3.8%

Total investment income from trusts	10.3%	9.4%	10.8%

At-need sales:
Openings and closings (3)	12.4%	13.0%	12.5%
Markers	7.7%	7.7%	7.6%
Burial lots	3.6%	3.8%	3.9%
Mausoleum crypts	1.2%	1.3%	1.6%
Grave marker bases	1.7%	1.6%	1.5%
Foundations and inscriptions (4)	1.0%	1.0%	1.0%
Burial vaults	1.6%	1.7%	1.8%
Other (5)	3.7%	2.5%	1.8%

Total at-need sales	32.9%	32.6%	31.7%

Funeral home revenues	13.3%	12.9%	12.9%
Other revenues (6)	1.4%	1.9%	1.2%

Total revenues	100.0%	100.0%	100.0%

(1)	Installation of the burial vault into the ground.
(2)	Includes revenues from niches, mausoleum lights, cremations, pet cemeteries, installation of burial vaults and markers sold to our customers by third parties and pre-need sales made in connection with the relocation of other cemetery interment rights. Also includes document processing fees on pre-need contracts and fees from sales of travel care protection, which covers shipping costs of a body if death occurs more than 100 miles from the place of residence.
(3)	Installation of the burial vault into the ground and the placement of the casket into the vault.
(4)	Installation of the marker on the ground and its inscription.
(5)	Includes revenues from lawn crypts, decorative lights installed on mausoleum crypts, installations of burial vaults, markers sold to our customers by third parties, cremation fees and document-processing fees on at-need contracts.
(6)	Includes sales of manufactured burial vaults to third parties, sales of cemetery and undeveloped land, commissions from sales of pre-need funeral and death benefit insurance policies provided through a third-party insurer and other miscellaneous revenues.

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

We can accelerate our operating cash flow by purchasing and delivering many of our products in advance of the time of customer need, either by installing them in the customer’s burial space (in the case of burial vaults) or storing them for the customer, and by performing certain services prior to the time of need. For example, within the allowances of state law, we purchase burial vaults, grave markers and caskets, and perform initial openings and closings to install the burial vault in the ground before the time of need. When we satisfy the criteria for delivery of pre-need products or perform pre-need services, we are permitted to withdraw the related principal and any income and capital gains that we have not already withdrawn from the merchandise trust, and we recognize the amounts withdrawn, including amounts previously withdrawn, as revenues. Advance purchasing helps us avoid the negative cash flow impact of depositing significant portions of our sales proceeds in trusts while earning rates on those trusts that are currently less than interest rates we pay on our debt. To the extent that we can purchase and deliver products and perform services in advance of the time of need, we can accelerate, within the limitations of GAAP, the timing of our revenue recognition for these products and services. As a result, decisions made by our management to purchase and deliver products or perform services in advance, for cash flow or other reasons, affect the timing of revenue recognition from the underlying sales.

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

We fund these amounts pro-rata on an “as received” basis. As payments are received from the customer, we deposit a pro-rata amount of the payment into a perpetual care trust. For example, if we receive a payment of 20% of the sales price from the customer, we would deposit into the perpetual care trust 20% of the total amount required to be placed into trust for that sale.

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

We fund these amounts pro-rata on an “as received” basis. As payments are received from the customer, we deposit a pro-rata amount of the payment into a merchandise trust. For example, if we receive a payment of 20% of the sales price from the customer, we would deposit into the merchandise trust 20% of the total amount required to be placed into trust for the merchandise and services sold.

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

The income earned on funds held in perpetual care trusts and merchandise trusts can be materially affected by fluctuations in interest rates, dividend payments, and in the case of merchandise trusts, by the performance of the stock market. Investment income from trusts accounted for 10.3%, 9.3%, and 10.8% of our 2011, 2010 and 2009 total revenues, respectively. During 2011, 2010 and 2009 our average annual rates of return (not including changes in unrealized gains and losses) on funds held in merchandise trusts were 7.5%, 3.7% and 7.2%, respectively, while our average annual rates of return on funds held in perpetual care trusts were 6.2%, 7.1% and 8.3%, respectively. Past performance is not indicative of future performance.

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

The trust footnotes (Notes 5 and 6 of our consolidated financial statements included in Part II “Item 8”) disclose the adjusted cost basis of the assets in the trust and contain a more detailed discussion of other-than-temporarily impaired assets.

Current Market Conditions and Economic Developments

Beginning in the fourth quarter of 2008, we began discussing the significant instability in various financial markets and in general economic conditions. Amongst other things, we noted that there had been a decline in the fair value of equity and, to a lesser degree, fixed-maturity debt securities and that there was a contraction in the credit market as well as an overall downturn in economic activity. In general, markets started to improve in 2009 and continued that improvement in 2010. At December 31, 2009, the ratio of the fair value to the amortized cost of our merchandise trust assets was 88.5%. As the financial markets continued to improve in 2010, we continued to monitor our invested assets in our merchandise and perpetual care trusts and in the third quarter of 2010, we determined that some of these assets were impaired, and we took a charge of approximately $13.3 million and $14.8 million, respectively. As of December 31, 2010, markets had recovered to the point where the market value of the assets in our merchandise trust and perpetual care trust exceeded its amortized cost by 3.7% and 6.5%, respectively.

Markets generally continued to improve through the first half of 2011, however in the third quarter of 2011, the markets took a downturn over fears of a European debt crisis. As a result, in the third quarter of 2011, the cost values of our merchandise and perpetual care trusts exceeded their market values for the first time since our second quarterly period ended June 30, 2010. We have seen some improvement in the fourth quarter of 2011, and as of December 31, 2011, the market value of the assets in our perpetual care trust exceeded its amortized cost by 0.7%, and the ratio of the fair value to the amortized cost of our merchandise trust assets was 97.7%. We continued to monitor our invested assets in our merchandise and perpetual care trusts and during 2011, we determined that some of these assets were impaired, and we took a charge of approximately $0.5 million and $0.1 million, respectively.

Further, we were able to raise capital via a follow-on public offering of our common units, representing a limited partnership interest in us, in February of 2011 and September of 2010. In addition, as of December 31, 2011, the majority of our long-term debt consisted of $150.0 million in Senior Notes which are due in 2017 and $33.0 million and $10.8 million of borrowings on our Revolving Credit Facility and Acquisition Credit Facility, respectively. We also had availability on our revolving and acquisition credit facilities of $22.0 million and $54.2 million, respectively, at December 31, 2011. As noted below in recent developments, we have amended our credit facility and increased the total availability of the credit facility by $10.0 million.

The value of pre-need and at-need contracts written has not deteriorated and values for the year ended December 31, 2011 generally outpace values from 2010.

We will continue to monitor evolving economic conditions and plan accordingly.

Recent Developments

On January 19, 2012, we entered into the Third Amended and Restated Credit Agreement which amended our existing Credit Agreement. The amendments primarily relate to the following:

•	converting and consolidating the Acquisition Credit Facility of $65.0 million and the Revolving Credit Facility of $55.0 million into a single revolving credit facility (the “Credit Facility”);

•	eliminating the borrowing formula under the Credit Facility;

•	increasing the Credit Facility to $130.0 million;

•	extending the maturity date to January 19, 2017;

•	effectively reducing the interest rate on the Credit Facility; and

•	amending certain financial covenants.

See “Liquidity and Capital Resources” within this Item 7 for more information.

Change in Market Value of Trust Assets

We have a substantial portfolio of invested assets in both our merchandise trust and the perpetual care trust. Both trusts have a mix of cash and cash equivalents, fixed maturity debt securities and equity securities. A critical issue for us had been the decline in the fair value of equity and, to a lesser degree, fixed maturity debt securities held in our trusts. This decline took place primarily during the last six months of 2008. Since that time, the financial markets have been slowly recovering, and continued to improve through the first half of 2011. However in the third quarter of 2011, the markets took a smaller downturn over fears of a European debt crisis, and have recovered to a certain degree in the fourth quarter of 2011. During 2011 and 2010, we determined that some of the assets in our trusts had been impaired and we took an impairment charge of approximately $0.5 million and $13.3 million, respectively, related to assets in our merchandise trust and a charge of approximately $0.1 million and $14.8 million, respectively, related to our assets in our perpetual care trust. This charge is deferred until such time that we deliver the merchandise or perform the services for which the trust assets are set aside. The impairment charge reduced the cost basis of the assets to their fair value. As of December 31, 2011, the aggregate post write-down fair value of the assets in our perpetual care trust exceeded its amortized cost by 0.7%, and the ratio of the aggregate post write-down fair value to the amortized cost of our merchandise trust assets was 97.7%.

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

Our primary risk related to the assets in the perpetual care trust relate to the interest and dividends paid and released to us and used to defray cemetery maintenance costs. Any material reduction in this income stream could have a material effect on our financial condition, results of operations and liquidity. Interest income earned on perpetual care trust assets was approximately $ 15.8 million, $14.9 million and $12.6 million during the years ended December 31, 2011, 2010 and 2009, respectively.

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

At December 31, 2011, the merchandise trust had approximately $38.3 million in cash and cash equivalents. This amount functions to mitigate the risk of liquidating impaired assets. In evaluating the sufficiency of this amount as to its effectiveness in mitigating the risk of liquidating impaired assets, we have considered the net inflows and outflows of cash into the trust in recent prior periods. These net inflows and outflows are a function of both sales originations and the corresponding trust deposits and meeting the criteria for releasing funds. Total net cash inflows into the merchandise trust for the year ended December 31, 2011 were approximately $22.4 million, which includes an inflow of $15.4 million related to acquisitions made in 2011. See “Liquidity and Capital Resources” within this “Item 7” for more information.

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

The leverage ratio relates to the ratio of consolidated debt to the Profitability Measure. Our leverage ratio is 3.09 at December 31, 2011 as opposed to a maximum allowed ratio of 3.65. The coverage ratio related to the excess of the Profitability Measure less distributions made to partners over fixed charges. On January 19, 2012, we amended our credit agreement and replaced the coverage ratio with a consolidated debt service coverage ratio, the calculation of which does not include distributions made by the Partnership. Our consolidated debt service coverage ratio was 3.28 at December 31, 2011 as opposed to a minimum allowed ratio of 2.50.

Net Income, Operating Cash Flows and Partner Distributions

The table below details net income, operating cash flows and partner distributions made in 2011, 2010 and 2009, respectively:

	Year ended December 31,
	2011	2010	2009
	(in thousands)
Net income (loss)	$(9,715)	$(1,447)	$(4,388)
Operating cash flows	5,466	3,106	14,729
Partner distributions	44,605	32,443	27,253

Cash flows from operations for the years ended December 31, 2011, 2010 and 2009 were $5.5 million, $3.1 million and $14.7 million, respectively, which exceeded our net loss of $9.7 million, $1.4 million and $4.4 million, respectively, during the same periods. The differences between our operating cash flows and net loss are in large part attributable to the fact that various cash inflows for payments of amounts due under pre-need sales contracts were not and are not as of yet recognized as revenues as we had not and have not met the delivery criteria for revenue recognition. Although there is no assurance, we expect that the trend of operating cash flows exceeding our net income or net loss will continue into the foreseeable future.

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

Consolidation

Our historical operations are part of a consolidated group for financial reporting purposes that include the cemeteries we operate under long-term operating agreements. We currently operate 21 cemeteries, 15 of which have been fully consolidated, under these long-term operating agreements. Intercompany balances and transactions have been eliminated in consolidation.

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

Revenues from pre-need sales of cemetery interment rights in unconstructed burial property, such as mausoleum crypts and lawn crypts are recognized using the percentage-of-completion method of accounting, with no revenue being recognized until at least 10% of the sales price has been received. The percentage-of- completion method of accounting requires us to make certain estimates as of our reporting dates. These estimates are made based upon information available at the reporting date and are updated on a specific identification method at the end of each reporting period. Periodic earnings are calculated based upon the total sales price, estimated costs to complete and the percentage completed during a given reporting period.

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

The allowance for cancellations is established based upon our estimate of expected cancellations and historical experiences and is currently approximately 10% of total contract values. Future cancellation rates may differ from this current estimate. We will continue to evaluate cancellation rates and will make changes to the estimate should the need arise. Actual cancellations did not vary significantly from the estimates of expected cancellations at December 31, 2011 or 2010.

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

We evaluate whether or not the assets in the merchandise trust have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions, concerns related to the specific issuer and our ability and intent to hold the security until it regains its value. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its market value. Any reduction in the cost basis of assets held in our merchandise trust due to an other-than-temporary impairment is offset against deferred revenue. Refer to Note 5 of our financial statements included in this Annual Report on Form 10-K for a more detailed discussion of other-than-temporarily impaired assets.

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

The trust footnotes (Notes 5 and 6) disclose the adjusted cost basis of the assets in both the merchandise and perpetual care trust. This adjusted cost basis includes any adjustments to the original cost basis due to other-than-temporary impairments.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired. We test goodwill for impairment using a two-step test. In the first step of the test, we compare the fair value of the reporting unit to its carrying amount, including goodwill. We determine the fair value of each reporting unit using the income approach. We do not record an impairment of goodwill in instances where the fair value of a reporting unit exceeds its carrying amount. If the aggregate fair value of a reporting unit is less than the related carrying amount, we would record an impairment loss in an amount equal to the excess of the carrying amount of goodwill over the implied fair value. The goodwill impairment test is performed annually or more frequently if events or circumstances indicate that impairment may exist.

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

As of December 31, 2011, our taxable corporate subsidiaries had a federal net operating loss carryover of approximately $152.8 million, which will begin to expire in 2019 and a state net operating loss carry-forward of approximately $184.1 million, a portion of which expires annually. Our ability to use such federal net operating losses may be limited by changes in the ownership of our units deemed to result in an “ownership change” under the applicable provisions of the Internal Revenue Code of 1986, as amended.

Recent Accounting Pronouncements

In the third quarter of 2011, the Financial Accounting Standards Board issued Update No. 2011-08, Intangibles—Goodwill and Other (Topic 350) (“ASU 2011-08”). Prior to ASU 2011-08, the first step in the goodwill impairment test was to compare the fair value of a reporting unit to its carrying amount, including goodwill. ASU 2011-08 allows a Company to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, after this assessment, it is determined that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, the goodwill test can be concluded and it is not necessary to calculate the fair value of the reporting unit. However, if the qualitative assessment does not lead to this conclusion, the full two step goodwill test, which has not been changed by ASU 2011-08, must be performed. We plan to adopt the provisions of ASU 2011-08 in 2012. This adoption is not expected to have a significant impact on our financial position, results of operations, or cash flows.

Results of Operations—Segments

Year Ended December 31, 2011 versus Year Ended December 31, 2010

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

We account for and analyze the results of operations for each of these segments on a basis of accounting that is different from generally accepted accounting principles. We reconcile these non-GAAP accounting results of operations to GAAP based amounts at the consolidated level. This reconciliation is included in Note 15 to the consolidated financial statements included in this Annual Report on Form 10-K.

The method of accounting we utilize to analyze our overall results of operations, including segment results, provides for a production based view of our business. Under the production based view, we recognize revenues at their contract value at the point in time in which the contract is written, less a historic cancellation reserve. All related costs are expensed in the period the contract is recognized as revenue. In contrast, GAAP requires that we defer all revenues, and the direct costs associated with these revenues, until we meet certain delivery and performance requirements. The nature of our business is such that there is no meaningful relationship between the time that elapses from the date a contract is executed and the date the underlying merchandise is delivered or the service, delivery and performance requirements are met. Further, certain factors affecting this time period, such as weather and supplier issues, are out of our control. As a result, during a period of growth, operating profits as defined by GAAP will tend to lag behind operating profits on a production based view because of the required deferral of revenues. Our performance based view ignores these delays and presents results based upon the underlying value of contracts written. We believe this is the most reliable indicator of our performance for a given period as the value of contracts written less a historical cancellation reserve reflects the economic value added during a given period of time. Accordingly, the ensuing segment discussion is on a basis of accounting that differs from generally accepted accounting principles. See Note 1 to the consolidated financial statements included in this Annual Report on Form 10-K for a more detailed discussion of our accounting policies under GAAP.

Cemetery Operations—Southeast

In 2010 and 2011, we made several acquisitions in our Cemetery Operations—Southeast segment. Of these acquisitions, 2 occurred during the second quarter of 2010, 3 during the first quarter of 2011, 6 during the third quarter of 2011, and 5 during the fourth quarter of 2011. Therefore, the results of operations for these properties have very little impact, and in some cases no impact, on the year ended December 31, 2010, but are included in the results of operations for the year ended December 31, 2011. These additions are contributing to approximately half of the increase in revenues and costs and expenses for this segment.

The table below compares the results of operations for our Cemetery Operations—Southeast for the year ended December 31, 2011 to the year ended December 31, 2010:

	Year ended December 31,
	2011	2010	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Total revenues	$113,756	$104,576	$9,180	8.8%
Total costs and expenses	82,673	73,764	8,909	12.1%

Operating profit	$31,083	$30,812	$271	0.9%

Revenues

Revenues for Cemetery Operations – Southeast were $113.8 million for the year ended December 31, 2011, an increase of $9.2 million, or 8.8%, compared to $104.6 million during 2010.

The increase was primarily related to an overall increase in the value of contracts written, with an increase of $3.6 million in the value of pre-need contracts and an increase of $1.7 million in the value of at-need contracts. We also had an increase of $3.5 million in income from our trusts.

Total costs and expenses

Total costs and expenses for Cemetery Operations—Southeast were $82.7 million for the year ended December 31, 2011, an increase of $8.9 million, or 12.1%, compared to $73.8 million during 2010.

The increase, of which approximately half is driven by acquisitions, was primarily related to:

•	A $1.2 million increase in cost of goods sold. This was attributable to the corresponding increase in the value of contracts written.

•

A $3.0 million increase in selling expenses. This was primarily attributable to an increase of $1.4 million in salary and benefit expenses, $0.9 million in commission related expenses and $0.5 million in advertising, telephone and telemarketing costs.

•

A $2.6 million increase in cemetery expenses. The increase was primarily due to increases of $1.1 million in labor costs, $0.9 million in repair and maintenance costs, $0.4 million in utility and fuel costs and $0.1 million in real estate taxes.

•

A $2.0 million increase in general and administrative expenses. This was primarily due to an increase of $0.7 in insurance costs, $0.8 in labor costs, $0.1 million in professional fees and $0.4 million in other general office and miscellaneous costs.

•	A $0.1 million increase in depreciation.

Cemetery Operations—Northeast

The table below compares the results of operations for our Cemetery Operations—Northeast for the year ended December 31, 2011 to the year ended December 31, 2010:

	Year ended December 31,
	2011	2010	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Total revenues	$57,263	$56,744	$519	0.9%
Total costs and expenses	39,943	40,011	(68)	-0.2%

Operating profit	$17,320	$16,733	$587	3.5%

Revenues

Revenues for Cemetery Operations—Northeast were $57.3 million for the year ended December 31, 2011, an increase of $0.5 million, or 0.9%, compared to $56.8 million during 2010.

On an overall basis, we had a decrease in the value of contracts written, with an increase of $0.6 million in the value of at-need contracts being offset by a decrease of $1.2 million in the value of pre-need contracts. This was offset by an increase of $2.1 million in income from our trusts. Further, in 2010 we had non-recurring other income of $0.8 million related to the sale of assets.

Total costs and expenses

Total costs and expenses for Cemetery Operations—Northeast were $39.9 million for the year ended December 31, 2011, a decrease of $0.1 million, or 0.2%, compared to $40.0 million during 2010.

The overall decrease was primarily related to:

•	A $1.3 million decrease in cost of goods sold. This was attributable to the corresponding decrease in the value of contracts written.

•	A $0.3 million increase in selling expenses. This was primarily attributable to an increase in advertising, telephone and telemarketing costs.

•	A $0.5 million increase in cemetery expenses. The increase was primarily due to increases of $0.4 million in labor costs and $0.1 million in utility and fuel costs.

•	A $0.3 million increase in general and administrative expenses primarily due to an increase in insurance and other general office and miscellaneous costs.

•	A $0.1 million increase in depreciation.

Cemetery Operations—West

In 2010 and 2011, we made several acquisitions in our Cemetery Operations—West segment. Of these acquisitions, 9 occurred at the end of the first quarter of 2010, 6 occurred at the end of the second quarter of 2010, 3 during the third quarter of 2010, 1 during the fourth quarter of 2010 and 3 during the second quarter of 2011. Therefore, the results of operations for these properties have less of an impact, and in some cases little or no impact, on the year ended December 31, 2010, but are included in the results of operations of the year ended December 31, 2011. These additions are contributing the majority of the increases to revenues and costs and expenses for this segment.

The table below compares the results of operations for our Cemetery Operations—West for the year ended December 31, 2011 to the year ended December 31, 2010:

	Year ended December 31,
	2011	2010	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Total revenues	$78,458	$60,524	$17,934	29.6%
Total costs and expenses	52,992	39,633	13,359	33.7%

Operating profit	$25,466	$20,891	$4,575	21.9%

Revenues

Revenues for Cemetery Operations—West were $78.4 million for the year ended December 31, 2011, an increase of $17.9 million, or 29.6%, compared to $60.5 million during 2010.

The increase was primarily related to an increase of $7.3 million in the value of pre-need contracts written, an increase of $5.4 million in the value of at-need contracts written and an increase of $4.8 million in income from our trusts.

Total costs and expenses

Total costs and expenses for Cemetery Operations—West were $53.0 million for the year ended December 31, 2011, an increase of $13.4 million, or 33.7%, compared to $39.6 million during 2010.

The increase, which is driven by our recent acquisitions, was primarily related to:

•	A $1.4 million increase in the cost of goods sold. This was attributable to the corresponding increase in the value of contracts written.

•

A $2.9 million increase in selling expenses. The increase was primarily due to increases of $1.4 million in commissions, $0.9 million in labor costs and $0.4 million in advertising, telephone and telemarketing costs.

•

A $5.2 million increase in cemetery expenses. This consisted of a $2.8 million increase in labor costs, a $1.0 million increase in repair and maintenance costs, a $0.6 million increase in utility and fuel related costs and a $0.7 million increase in real estate taxes.

•

A $2.7 million increase in general and administrative expenses. The increase was primarily due to increases of $1.2 million in labor costs, $0.9 million in insurance costs, $0.3 million in professional fees and $0.3 million in other general office and miscellaneous costs.

•	A $1.1 million increase in depreciation.

Funeral Homes Segment

In 2010 and 2011, we acquired several funeral homes. Of these acquisitions, 5 occurred during the second quarter of 2010, 1 occurred during the fourth quarter of 2010, 4 occurred during the second quarter of 2011, 4 occurred during the third quarter of 2011 and 4 occurred during the fourth quarter of 2011. Therefore, the results of operations for these properties have less of an impact, and in some cases little or no impact, on the year ended December 31, 2010, but are included in the results of operations of the year ended December 31, 2011. These additions are contributing the entire increase to revenues and almost all of the increases to costs and expenses for this segment.

The table below compares the results of operations for our Funeral Home segment for the year ended December 31, 2011 to the year ended December 31, 2010:

	Year ended December 31,
	2011	2010	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Total revenues	$31,163	$25,546	$5,617	22.0%
Total costs and expenses	25,151	21,591	3,560	16.5%

Operating profit	$6,012	$3,955	$2,057	52.0%

Revenues

Revenues for the Funeral Home segment were $31.2 million for the year ended December 31, 2011, an increase of $5.6 million, or 22.0%, compared to $25.6 million during 2010.

The increase was primarily attributable to a $2.2 million increase in at-need revenues, a $2.5 million increase in pre-need revenues and a $0.9 million increase in other revenues.

Total costs and expenses

Total costs and expenses for the Funeral Home segment were $25.2 million for the year ended December 31, 2011, an increase of $3.6 million, or 16.5%, compared to $21.6 million during 2010.

The increase was primarily attributable to increases of $2.0 million in personnel expenses, $0.8 million in facility costs, and $0.5 million in merchandise costs, with the remainder attributable to various increases in other general expense categories.

Corporate Segment

Amounts allocated to the Corporate segment include each of the following:

•	Miscellaneous selling, cemetery and general administrative expenses that are not allocable to other operating segments.

•	Various home office and other expenses. These expenses equal the total corporate expenses as shown on the face of the income statement.

•	Certain depreciation and amortization expenses.

•	Acquisition related costs.

The table below details expenses incurred by the Corporate segment for the year ended December 31, 2011 and December 31, 2010:

	Year ended December 31,
	2011	2010	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Selling, cemetery and general and administrative expenses	$832	$619	$213	34.4%
Depreciation and amortization	2,127	3,804	(1,677)	-44.1%
Acquisition related costs	4,604	5,715	(1,111)	-19.4%
Corporate expenses
Corporate personnel expenses	11,580	12,575	(995)	-7.9%
Other corporate expenses	12,186	11,804	382	3.2%

Total corporate overhead	23,766	24,379	(613)	-2.5%

Total corporate expenses	$31,329	$34,517	$(3,188)	-9.2%

Selling, cemetery and general administrative expenses allocated to the Corporate segment were $0.8 million for the year ended December 31, 2011, an increase of $0.2 million, or 34.4%, compared to $0.6 million for the year ended December 31, 2010. The increase is primarily related to a $0.1 million increase for a new sales training program started in the current year and an increase of $0.1 million in personnel expenses.

Depreciation and amortization was $2.1 million during the year ended December 31, 2011, a decrease of $1.7 million, or 44.1%, as compared to $3.8 million during the period last year. The decrease was due to a decrease in amortized deferred financing fees.

Acquisition related costs were $4.6 million for the year ended December 31, 2011, a decrease of $1.1 million, or 19.4%, as compared to $5.7 million during 2010. Acquisition related costs include legal fees and other third party costs incurred in acquisition related activities. These costs will vary from period to period depending on the amount of acquisition activity that takes place. For the years ended December 31, 2011 and 2010, acquisition related costs include legal fees net of recoveries, of $1.2 million and $0.4 million, respectively, related to amounts paid to pursue the recovery of misappropriation claims related to our second quarter 2010 acquisition.

Total corporate overhead was $23.8 million for the year ended December 31, 2011, a decrease of $0.6 million, or 2.5% compared to $24.4 million during 2010. The overall decrease consists of a decrease of $1.0 million in personnel costs offset by an increase of $0.4 million in non-personnel expenses. The decrease in personnel related expenses was primarily attributable to a decrease of $1.8 million in bonus expenses, which were zero in 2011, offset by increased labor costs. The increase in other corporate expenses was attributable to an increases of $0.5 million in professional fees and $0.2 million in technology and management information costs, offset by a decrease of $0.4 million in general office costs and corporate expenses.

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

The table below analyzes results of operations and the changes therein for the year ended December 31, 2011 compared to the year ended December 31, 2010. The table is structured so that our readers can determine whether changes were based upon changes in the level of merchandise and services and other revenues generated during each period and/or changes in the timing of when merchandise and services were delivered. During 2010 we acquired 22 cemeteries and 6 funeral homes. During 2011 we acquired another 17 cemeteries and 12 funeral homes. The results of operations for these properties have less of an impact, and in some cases little or no impact, on the year ended December 31, 2010, but are included in the results of operations for the year ended December 31, 2011. These additions are contributing the majority of the increases to revenues and costs and expenses in the table below.

	Year ended December 31, 2011			Year ended December 31, 2010
	(in thousands)			(in thousands)
	Segment Results (non-GAAP)	Non-segment Results	GAAP Results	Segment Results (non-GAAP)	Non-segment Results	GAAP Results	Change in GAAP results ($)	Change in GAAP results (%)
Revenues
Pre-need cemetery revenues	$122,789	$(31,735)	$91,054	$113,183	$(34,089)	$79,094	$11,960	15.1%
At-need cemetery revenues	79,501	(5,141)	74,360	71,764	(6,743)	65,021	9,339	14.4%
Investment income from trusts	38,943	(15,399)	23,544	28,511	(10,136)	18,375	5,169	28.1%
Interest income	5,864	—	5,864	5,649	—	5,649	215	3.8%
Funeral home revenues	31,163	(759)	30,404	25,546	—	25,546	4,858	19.0%
Other cemetery revenues	2,380	782	3,162	2,747	860	3,607	(445)	-12.3%

Total revenues	280,640	(52,252)	228,388	247,400	(50,108)	197,292	31,096	15.8%

Costs and expenses
Cost of goods sold	31,154	(5,039)	26,115	29,865	(6,336)	23,529	2,586	11.0%
Cemetery expense	57,145	—	57,145	48,784	—	48,784	8,361	17.1%
Selling expense	53,784	(8,493)	45,291	47,400	(9,155)	38,245	7,046	18.4%
General and administrative expense	29,547	(3)	29,544	24,591	—	24,591	4,953	20.1%
Corporate overhead	23,766	—	23,766	24,379	—	24,379	(613)	-2.5%
Depreciation and amortization	8,534	—	8,534	8,845	—	8,845	(311)	-3.5%
Funeral home expense	23,554	—	23,554	19,937	—	19,937	3,617	18.1%
Acquisition related costs	4,604	—	4,604	5,715	—	5,715	(1,111)	-19.4%

Total costs and expenses	232,088	(13,535)	218,553	209,516	(15,491)	194,025	24,528	12.6%

Operating profit	$48,552	$(38,717)	$9,835	$37,884	$(34,617)	$3,267	$6,568	201.0%

Revenues

Pre-need cemetery revenues were $91.1 million for the year ended December 31, 2011, an increase of $12.0 million, or 15.1%, as compared to $79.1 million during 2010. The increase was primarily caused by an increase of $9.6 million in the value of cemetery contracts written and a decrease of $2.4 million in deferred revenue.

At-need cemetery revenues were $74.3 million for the year ended December 31, 2011, an increase of $9.3 million, or 14.4%, as compared to $65.0 million during 2010. The increase was primarily caused by an increase of $7.7 million in the value of cemetery contracts written and a decrease of $1.6 million in deferred revenue.

The increase in the value of pre-need and at-need contracts was primarily driven by our Cemetery Operations—West segment, and to a lesser extent by our Cemetery Operations—Southeast segment. We had numerous acquisitions in these segments in 2010 and 2011 and the results of operations for these acquired cemeteries are included in the year ended December 31, 2011, but have less of an impact, and in some cases little or no impact, on the year ended December 31, 2010.

Investment income from trusts was $23.5 million for the year ended December 31, 2011, an increase of $5.2 million, or 28.1%, as compared to $18.3 million during 2010. On a segment basis, we had an increase of $10.4 million, which was offset by an adjustment of $5.2 million related to funds for which we have not met the requirements that would allow us to recognize them as revenue.

Interest income on accounts receivable was $5.9 million for the year ended December 31, 2011, an increase of $0.2 million, or 3.8%, as compared to $5.7 million during 2010.

Revenues for the Funeral Home segment were $30.4 million for the year ended December 31, 2011, an increase of $4.9 million, or 19.0%, compared to $25.5 million during 2010. The increase was primarily attributable to the acquisitions of funeral homes we made during 2010 and 2011.

Other cemetery revenues include miscellaneous items that are not grouped with our cemetery merchandise and services. Other cemetery revenues were $3.2 million for the year ended December 31, 2011, a decrease of $0.4 million, or 12.3%, as compared to $3.6 million during 2010. The decrease was primarily related to non-recurring other income of $0.8 million related to the sale of assets that occurred in 2010, offset by other miscellaneous increases of $0.4 million.

Costs and Expenses

Cost of goods sold were $26.1 million for the year ended December 31, 2011, an increase of $2.6 million, or 11.0%, as compared to $23.5 million in 2010. The ratio of cost of goods sold to pre-need and at-need cemetery revenues remained relatively consistent as it slightly decreased to 15.8% for the year ended December 31, 2011 as compared to 16.3% during 2010. The change in the ratio primarily relates to changes in product mix.

Cemetery expenses were $57.2 million during the year ended December 31, 2011, an increase of $8.4 million, or 17.1%, compared to $48.8 million during 2010. The major components of the overall expense increase were $4.3 million in labor costs, $1.1 million in utility and fuel cost, $1.9 million in repairs and maintenance expenditures and $0.8 in real estate taxes. Cemetery expenses relate to the current costs of managing and maintaining our cemetery properties. These costs are expensed as incurred and are not deferred. Accordingly, from a margin standpoint, the most effective gauge of measuring cemetery expenses is as a ratio of segment level pre-need and at-need cemetery revenues. Changes in this ratio give an indication of our ability to manage and control our operating costs relative to our overall cemetery operations. An increase in the ratio indicates that expense increases related to the operation and maintenance of our cemetery properties exceeded increases in the value of contracts written, while a decrease in the ratio indicates that expense growth did not exceed increases in the value of contracts written. In the short-term, this ratio can be positively or negatively impacted by our acquisitions, including such factors as how long it takes us to fully implement our pre-need sales programs and whether there are any unanticipated costs. Over the long-term, we would expect this ratio to slightly decline as many of the expenses in this category are fixed in nature. The ratio of cemetery expenses to segment level pre-need and at-need cemetery revenues was 28.2% during the year ended December 31, 2011 as compared to 26.4% during 2010.

Selling expenses were $45.3 million during the year ended December 31, 2011, an increase of $7.0 million, or 18.4%, as compared to $38.3 million in 2010. The major components of the overall expense increase include $2.3 million in commissions, $2.4 million in salaries and benefits, $1.2 million in advertising, telephone and telemarketing costs and $0.1 million related to a new sales training program started in the current year as well as a reduction in deferred selling expenses of $0.7 million. The ratio of selling expenses to cemetery revenues increased to 27.4% for the year ended December 31, 2011 as compared to 26.5% during 2010. This ratio gives some indication of how effectively the money we invest in selling efforts is translating into sales. However, the majority of our selling expenses are sales commissions and bonuses which are based on a percentage of the value of actual contracts written. As a result, we would expect this ratio to remain fairly consistent.

General and administrative expenses were $29.5 million during the year ended December 31, 2011, an increase of $4.9 million, or 20.1%, as compared to $24.6 million during 2010. The major components of the overall expense increase include $1.9 million in labor costs, $1.8 million in insurance costs, and $0.3 million in professional fees, with the remaining increase attributable to general office and miscellaneous costs. General and administrative expenses are expensed as incurred and are not deferred. Accordingly, from a margin standpoint, the most effective gauge of measuring general and administrative expenses is as a ratio of segment level pre-need and at-need cemetery revenues. Changes in this ratio give an indication of our ability to manage and control our general and administrative costs relative to our overall cemetery operations. An increase in the ratio indicates that general and administrative percentage expense increases related to our cemetery properties exceeded percent increases in the value of contracts written, while a decrease in the ratio indicates that expense growth on a percentage basis did not exceed percentage increases in the value of contracts written. In the short-term, this ratio can be positively or negatively impacted by our acquisitions, including such factors as how long it takes us to fully implement our pre-need sales programs and whether there are any unanticipated costs. Over the long-term, we would expect this ratio to slightly decrease as many of the expenses in this category are fixed in nature. The ratio of general and administrative expenses to segment level pre-need and at-need cemetery revenues increased to 14.6% during the year ended December 31, 2011 as compared to 13.3% during 2010.

Total corporate overhead was $23.8 million during the year ended December 31, 2011, a decrease of $0.6 million, or 2.5%, compared to $24.4 million during 2010. The overall decrease consists of a decrease of $1.0 million in personnel costs offset by an increase of $0.4 million in non-personnel expenses. The decrease in personnel related expenses was primarily attributable to a decrease of $1.8 million in bonus expenses, which were zero in 2011, offset by increased labor costs. The increase in other corporate expenses was attributable to an increases of $0.5 million in professional fees and $0.2 million in technology and management information costs, offset by a decrease of $0.4 million in general office costs and corporate expenses.

Depreciation and amortization was $8.5 million during the year ended December 31, 2011, a decrease of $0.3 million, or 3.5%, as compared to $8.8 million during the period last year. The overall decrease was due to a decrease in amortized deferred financing fees, which is partially offset by increased depreciation and amortization from tangible and intangible assets acquired in our 2010 and 2011 acquisitions.

Funeral Home expenses were $23.5 million for the year ended December 31, 2011, an increase of $3.6 million, or 18.1%, compared to $19.9 million during 2010. The increase was primarily attributable to increases of $2.0 million in personnel expenses, $0.8 million in facility costs and $0.5 million in merchandise costs, with the remainder attributable to various increases in other general expense categories.

Acquisition related costs were $4.6 million for the year ended December 31, 2011, a decrease of $1.1 million, or 19.4%, as compared to $5.7 million during 2010. Acquisition related costs include legal fees and other third party costs incurred in acquisition related activities. These costs will vary from period to period depending on the amount of acquisition activity that takes place. For the years ended December 31, 2011 and 2010, acquisition related costs include legal fees net of recoveries, of $1.2 million and $0.4 million, respectively, related to amounts paid to pursue the recovery of misappropriation claims related to our second quarter 2010 acquisition.

Non-segment Allocated Results

As previously mentioned, certain income statement amounts are not allocated to segment operations. These amounts are those line items that can be found on our income statement below operating profit and above income before income taxes.

The table below summarizes these items and the changes between the years ended December 31, 2011 and 2010:

	Year ended December 31,
	2011	2010	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Expenses related to refinancing	$453	$—	$453	100.0%
Gain on acquisition	—	7,152	(7,152)	-100.0%
Gain on sale of funeral home	92	—	92	100.0%
Early extinguishment of debt	4,010	—	4,010	100.0%
Increase (decrease) in fair value of interest rate swap	—	4,724	(4,724)	-100.0%
Interest expense	19,198	21,973	(2,775)	-12.6%
Income tax (benefit)	$(4,019)	$(5,383)	$1,364	-25.3%

The expenses related to refinancing for the year ended December 31, 2011 were incurred when we amended our credit facilities in January of 2011.

The gain on acquisition relates to our first and third quarter 2010 acquisitions. Refer to Note 14 of our consolidated financial statements in “Item 8” of this Form 10-K for a more detailed discussion.

The gain on sale of a funeral home relates to the sale of one funeral home in West Virginia that we sold for $0.1 million.

The early extinguishment of debt charge of $4.0 million relates to a one-time make-whole premium we paid in connection with the early repayment of our $35.0 million in Class B and Class C Senior Secured Notes.

We entered into two interest rate swaps during the fourth quarter of 2009. In October of 2010, when the swaps were in a favorable position to us, we elected to early terminate our interest rate swap agreements. As a result, we received a payment of approximately $2.0 million at the time the agreement was settled. This payment combined with the reversal of the preceding year’s interest rate swap liability created the prior year gain of $4.7 million.

Interest expense decreased as a result of our reduced debt. Borrowings on our credit facilities have fluctuated and have been impacted by borrowings we made for acquisitions and repayments of borrowings using proceeds from follow-on public offerings. The average debt outstanding under our credit facilities was $15.9 million for year ended December 31, 2011 compared to $28.0 million for the year ended December 31, 2010. We also had $35.0 million of Senior Secured Notes outstanding at December 31, 2010. The Senior Secured Notes, along with all amounts outstanding on our credit facilities were repaid in February of 2011. We did not have any borrowing on our credit facilities from this point through the end of May 2011. From May of 2011 through the end of the year, we have borrowed additional amounts on our credit facilities and we had $33.0 million and $10.8 million outstanding on our revolving and acquisition credit facilities, respectively, at December 31, 2011. In addition, the decrease in interest expense for the year ended December 31, 2011 was partially offset by interest rate swaps that reduced our interest payments and expense by approximately $1.2 million. The interest rate swaps were terminated in fourth quarter of 2010.

Income tax benefit was $4.0 million for the year ended December 31, 2011, a decrease of $1.4 million, or 25.3%, as compared to $5.4 million during 2010. The decrease in the income tax benefit is due to a decrease in pre-tax losses at our corporate subsidiaries that are subject to corporate tax, offset in part by the recording of a $0.9 million income tax benefit related to the reversal of uncertain tax positions for which the statute of limitations had expired. In addition, our effective tax rate differs from our statutory tax rate primarily because our legal entity structure includes different tax filing entities, including a significant number of partnerships that are not subject to paying tax.

Year Ended December 31, 2010 versus Year Ended December 31, 2009

Cemetery Segments

As previously mentioned, during 2010 we acquired 19 cemeteries and 6 funeral homes and began operating 3 cemeteries under a long-term operating agreement. Of the cemeteries we acquired or began operating, 19 were in our Cemetery Operations-West segment. Our 2010 acquisitions did not have a meaningful impact on the results of operations in our Cemetery Operations-Southeast or Cemetery Operations-Northeast segments.

Cemetery Operations—Southeast

The table below compares the results of operations for our Cemetery Operations—Southeast for the year ended December 31, 2010 as compared to the year ended December 31, 2009:

	Year ended December 31,
	2010	2009	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Total revenues	$104,576	$99,732	$4,844	4.9%
Total costs and expenses	73,764	69,317	4,447	6.4%

Operating profit	$30,812	$30,415	$397	1.3%

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

Cemetery Operations—West

The table below compares the results of operations for our Cemetery Operations—West for the year ended December 31, 2010 as compared to the year ended December 31, 2009:

	Year ended December 31,
	2010	2009	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Total revenues	$60,524	$39,957	$20,567	51.5%
Total costs and expenses	39,633	27,422	12,211	44.5%

Operating profit	$20,891	$12,535	$8,356	66.7%

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

At-need cemetery revenues were $65.0 million for the year ended December 31, 2010, an increase of $7.6 million, or 13.2%, as compared to $57.4 million during 2009. The value of contracts written increased $7.1 million while the change in deferred revenues remained relatively consistent.

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

Selling expenses were $38.2 million during the year ended December 31, 2010, an increase of $4.1 million, or 12.1%, as compared to $34.1 million in 2009. The increase was primarily caused by the associated increase in (combined) pre-need and at-need cemetery revenues. The ratio of cost of selling expenses to segment level pre-need and at-need cemetery revenues decreased to 20.7% for the year ended December 31, 2010 as compared to 20.8% during 2009. This ratio gives some indication of how effectively the money we invest in selling efforts is translating into sales. However, the majority of our selling expenses are sales commissions and bonuses which are based on a percentage of the value of actual contracts written. As a result, we would expect this ratio to remain fairly consistent.

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

The table below summarizes these items and the changes between the years ended December 31, 2010 and 2009:

	Year ended December 31,
	2010	2009	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Gain on acquisitions	$7,152	$—	$7,152	100.0%
Gain on sale of funeral home	—	434	(434)	-100.0%
Increase (decrease) in fair value of interest rate swap	4,724	(2,681)	7,405	-276.2%
Expenses related to refinancing	—	2,242	(2,242)	-100.0%
Interest expense	21,973	14,410	7,563	52.5%
Income tax (benefit)	$(5,383)	$(1,945)	$(3,438)	176.8%

The 2010 gains on acquisition relate primarily to our first quarter 2010 acquisition of eight cemeteries and five funeral homes ($7.1 million) and the acquisition of a single cemetery in the third quarter of 2010 ($0.1 million). Refer to Note 14 of our consolidated Financial Statements for a more detailed discussion.

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

Offerings of Common Units

On February 9, 2011, we completed a follow-on public offering of 3,756,155 common units, including an option to purchase up to 731,155 common units to cover over-allotments which was exercised in full by the underwriters, at a price of $29.25 per unit, representing a 19.4% interest in us. Total gross proceeds from these transactions were approximately $109.9 million, before offering costs and underwriting discounts. Net proceeds of the offering, including the related capital contribution of our general partner, after deducting underwriting discounts and offering expenses, were approximately $105.5 million. As part of this transaction, selling unitholders also sold 1,849,366 common units. We did not receive any of the proceeds generated by the sale of any units held by the selling unitholders.

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

The net proceeds from the Notes Offering and Units Offering were used, in part, to:

•	repay approximately $30.7 million of borrowings under the Revolving Credit Facility (as defined below);

•	repay approximately $104.7 million of borrowings under the Acquisition Credit Facility (as defined below); and

•	redeem $17.5 million of outstanding Series B Notes (as defined below).

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

The Indenture requires us, the Issuers and/or the Note Guarantors, as applicable, to comply with various covenants including, but not limited to, covenants that, subject to certain exceptions, limit our and our subsidiaries’ ability to (i) incur additional indebtedness; (ii) make certain dividends, distributions, redemptions or investments; (iii) enter into certain transactions with affiliates; (iv) create, incur, assume or permit to exist certain liens against their assets; (v) make certain sales of their assets; and (vi) engage in certain mergers, consolidations or sales of all or substantially all of their assets. The Indenture also contains various affirmative covenants regarding, among other things, delivery of certain reports filed with the SEC and materials required pursuant to Rule 144A under the Securities Act to holders of the Senior Notes and joinder of future subsidiaries as Note Guarantors under the Indenture. We were in compliance with all covenants at December 31, 2011.

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

Registration Rights Agreement

In connection with the sale of the Senior Notes, on November 24, 2009, the Issuers, us, the other Note Guarantors and BAS, as representative of the Initial Purchasers, entered into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which the Issuers, us and the other Note Guarantors agreed, for the benefit of the holders of the Senior Notes, to use their commercially reasonable efforts to file a registration statement with the SEC with respect to a registered offer to exchange the Senior Notes for new “exchange” notes having terms substantially identical in all material respects to the Senior Notes, with certain exceptions (the “Exchange Offer”). The Issuers, us and the other Note Guarantors agreed to use their commercially reasonable efforts to consummate such Exchange Offer on or before the 366 th day after the issuance of the Senior Notes.

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

Pursuant to the NPA, the Note Issuers and the Note Purchasers agreed to (a) exchange certain senior secured notes previously issued by the Note Issuers to the Note Purchasers on September 20, 2004, for new Series A Notes, as defined in the NPA, due September 20, 2009, in the amount of $80.0 million; and (b) issue Series B Notes, as defined in the NPA, due August 15, 2012 in the aggregate amount of $35.0 million, subject to the option, on an uncommitted basis, to issue/purchase additional secured Shelf Notes in the aggregate amount of up to $35.0 million, and to issue/purchase additional secured Shelf Notes to refinance the Series A Notes. On December 21, 2007, pursuant to the NPA, as amended, certain of the Company’s subsidiaries issued Series C Notes, as defined in the NPA, in the aggregate principal amount of $17.5 million, due December 21, 2012. On April 30, 2009, the Company entered into an amendment to its credit agreement, as further described below, pursuant to which the Company borrowed $63.0 million under a new Acquisition Credit Facility (as defined below), which, together with the $17.0 million of the existing availability under the Acquisition Credit Facility, was used to repay the Series A Notes. In addition, the Company borrowed $5.4 million under the Revolving Credit Facility (as defined below), which was used to pay the accrued interest on the Series A Notes, fees to Bank of America, N.A., amendment fees to noteholders under an amendment to the NPA as well as various other fees and costs incurred in connection with these transactions.

The NPA was amended seven times prior to January 28, 2011 to, among other things, amend borrowing levels, interest rates, maturity dates and covenants. On January 28, 2011, and in connection with our February 2011 follow-on public offering of common units, we entered into an additional amendment to our credit agreement. This amendment included the lenders’ consent to the use of a portion of the proceeds from the public offering of common units to redeem in full the outstanding $17.5 million of Series B Notes and $17.5 million of Series C Notes and to pay an aggregate make-whole premium of $4.0 million related thereto, which represented our final obligations outstanding under the NPA.

Acquisition Credit Facility and Revolving Credit Facility

On August 15, 2007, we, the General Partner, and the Operating Company and various subsidiaries of the Operating Company (collectively, the “Borrowers”), entered into an Amended and Restated Credit Agreement (the “Original Credit Agreement”) with Bank of America, N.A. (“Bank of America”), other lenders, and BAS (collectively, the “Lenders”). The Original Credit Agreement provided for both an acquisition credit facility (the “Acquisition Credit Facility”) and a revolving credit facility (the “Revolving Credit Facility”). Capitalized terms which are not defined in the following description shall have the same meaning assigned to such terms in the Original Credit Agreement, as amended.

The Original Credit Agreement initially provided that: (1) the Acquisition Credit Facility would have a maximum principal amount of $40.0 million (with an option to increase such facility by an additional $15.0 million on an uncommitted basis) and the term of 5 years, and (2) the Revolving Credit Facility would have a maximum principal amount of $25.0 million (with an option to increase such facility by up to $10.0 million on an uncommitted basis) and a term of 5 years. Amounts borrowed under the Acquisition Credit Facility and repaid or prepaid could not be reborrowed and amounts borrowed under the Revolving Credit Facility and repaid or prepaid during the term could be reborrowed. In addition, Bank of America agreed to provide to the borrowers swing line loans (“Swing Line Loans”) with a maximum limit of $5.0 million, which is a part of the Revolving Credit Facility. Loans outstanding under the Acquisition Credit Facility and the Revolving Credit Facility bore interest at rates set forth in the Credit Agreement, which were subsequently amended as described below.

The Original Credit Agreement was amended six times prior to September 22, 2010 to, among other things, amend borrowing levels, interest rates and covenants. On September 22, 2010, concurrently with the closing of the common units offering from which we used $22.5 million of net proceeds to prepay amounts on the Acquisition Credit Facility and used $14.5 million of net proceeds to pay down amounts on the Revolving Credit Facility, we entered into the Seventh Amendment to the Original Credit Agreement to, among other things, reinstate the amount available on the Acquisition Credit Facility to a total of $55.0 million and reinstate the amount available on the Revolving Credit Facility to $45.0 million.

On January 28, 2011, and in connection with our February 2011 follow-on public offering of common units, we entered into the Eighth Amendment to the Original Credit Agreement which, among other things, extended the Maturity Date from August 15, 2012 to January 29, 2016, changed the limit on Maintenance Capital Expenditures and reduced the applicable margins for each of: (i) Eurodollar Rate Loans and Letter of Credit Fees and (ii) Base Rate Loans by 50 basis points, resulting in Pricing Level 3 of the Applicable Rate (the currently applicable pricing level) of 3.75% and 2.75%, respectively. The Eighth Amendment to the Original Credit Agreement also increased the Lenders’ aggregate commitments by $10.0 million under each of the Acquisition Credit Facility and the Revolving Credit Facility, resulting in an Acquisition Credit Facility of $65.0 million and a Revolving Credit Facility of $55.0 million.

On April 29, 2011, we entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”) among the Operating Company as the Borrower, each of the subsidiaries of the Operating Company as additional Borrowers, the General Partner and the Company as Guarantors, the Lenders identified therein, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer. The terms of the Credit Agreement were substantially the same as the terms of the Original Credit Agreement. The primary purpose of entering into the Credit Agreement was to consolidate the amendments to the Original Credit Agreement and to update outdated references. The terms of the Credit Agreement are set forth below. Capitalized terms which are not defined in the following description shall have the meaning assigned to such terms in the Credit Agreement.

The Credit Agreement provided for both an Acquisition Credit Facility of $65.0 million and a Revolving Credit Facility of $55.0 million, (together, the “Credit Facility”). Amounts borrowed could be either Base Rate Loans or Eurodollar Rate Loans and once repaid or prepaid, amounts under the Acquisition Credit Facility could not be reborrowed. Depending on the type of loan, borrowings bore interest at the Base Rate or Eurodollar Rate, plus applicable margins ranging from 1.75% to 2.75% and 2.75% to 3.75%, respectively, depending on the Company’s Consolidated Leverage Ratio. The Base Rate is the highest of the Prime Rate, the Federal Funds Rate plus 0.50%, or the Eurodollar Rate plus 1.0%.

The Eurodollar Rate is:

•	with respect to a Eurodollar Rate Loan, the higher of the British Bankers Association LIBOR Rate or 2.0%; and

•	with respect to a Base Rate Loan, the British Bankers Association LIBOR Rate.

The maturity date of the Credit Facility was January 29, 2016. The Company’s maximum Consolidated Leverage Ratio, which is the ratio of Consolidated Funded Indebtedness to Consolidated EBITDA, was 3.65 to 1.0 for all Measurement Periods ending after December 31, 2010. In addition, we were not permitted to have Maintenance Capital Expenditures, as defined in the Credit Agreement, for any Measurement Period ending in

2011, 2012 and 2013 exceeding $4.6 million, $5.2 million and $5.8 million, respectively, or $6.5 million for any Measurement Period ending in 2014 or thereafter. We also could not permit Consolidated EBITDA for any Measurement Period to be less than the sum of (i) $52 million plus (ii) 80% of the aggregate of all Consolidated EBITDA for each Permitted Acquisition completed after February 9, 2011.

At the time of entering into the Credit Agreement, the Consolidated Fixed Charge Coverage Ratio was required to be not less than 1.15x for any Measurement Period ending in 2011, or 1.20x for any Measurement Period thereafter.

On August 4, 2011, we entered into the First Amendment to the Credit Agreement (the “First Amendment”) to provide that we could not permit the Consolidated Fixed Charge Coverage Ratio to be less than 1.08x for any Measurement Period ending in the second and third fiscal quarters of 2011, 1.15x for any Measurement Period ending in the fourth quarter of 2011, or 1.20x thereafter. This amendment was effective on a retroactive basis to June 30, 2011.

On October 28, 2011, we entered into the Second Amendment to the Credit Agreement (the “Second Amendment”) to provide that we could not permit the Consolidated Fixed Charge Coverage Ratio to be less than 1.05x for any Measurement Period ending in the third and fourth fiscal quarters of 2011, or 1.20x thereafter. This amendment was effective on a retroactive basis to August 31, 2011.

The Borrowers under the Credit Agreement paid fees to Bank of America, as Administrative Agent, and BAS, as Arranger. In addition, the Credit Agreement required the Borrowers to pay an unused commitment fee, which was calculated based on the amount by which the commitments under the Credit Agreement exceed the usage of such commitments. The Commitment Fee ranged from 0.5% to 0.75% depending on the Company’s Consolidated Leverage Ratio.

The proceeds of the Acquisition Credit Facility could have been used by the Borrowers to finance (i) Permitted Acquisitions, and (ii) the purchase and construction of mausoleums. The proceeds of the Revolving Credit Facility and Swing Line Loans could have been utilized to finance working capital requirements, Capital Expenditures and for other general corporate purposes. The Borrowers’ obligations under the Credit Agreement were guaranteed by both the Partnership and StoneMor GP LLC.

The Borrowers’ obligations under the Credit Facility were secured by a first priority lien and security interest in substantially all of the Borrowers’ assets, whether then owned or thereafter acquired, excluding: (i) trust accounts, certain proceeds required by law to be placed into such trust accounts and funds held in trust accounts; (ii) the General Partner’s interest in the Partnership, the incentive distribution rights under the Partnership’s partnership agreement and the deposit accounts of the General Partner into which distributions are received; (iii) Equipment subject to a purchase money security interest or equipment lease permitted under the Credit Agreement and certain other contract rights under which contractual, legal or other restrictions on assignment would prohibit the creation of a security interest or such creation of a security interest would result in a default thereunder.

Events of Default under the Credit Agreement included, but were not limited to, the following:

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

The Credit Agreement contains restrictive covenants that, among other things, prohibit distributions upon defined events of default, restrict investments and sales of assets and require us to maintain certain financial covenants, including specified financial ratios. A material decrease in revenues could cause us to breach certain of its financial covenants, such as the Consolidated Leverage Ratio, Consolidated Fixed Charge Coverage Ratio and the Consolidated EBITDA covenant, under the Credit Agreement. Any such breach could allow the Lenders to accelerate (or create cross-default under) our debt which would have a material adverse effect on our business, financial condition or results of operations. The Company complied with these covenants as of December 31, 2011. At December 31, 2011, we had $10.8 million and $33.0 million outstanding under our Acquisition Credit Facility and Revolving Credit Facility, respectively.

On January 19, 2012, we entered into the Third Amended and Restated Credit Agreement (the “New Credit Agreement”) which amended the Credit Agreement. The terms of the New Credit Agreement and the Credit Agreement are substantially similar, and amendments to the Credit Agreement mostly relate to the following:

•	converting and consolidating the Acquisition Credit Facility of $65.0 million and the Revolving Credit Facility of $55.0 million into a single revolving credit facility (the “New Credit Facility”);

•	eliminating the borrowing formula under the Credit Facility;

•	increasing the Credit Facility to $130.0 million;

•	extending the maturity date to January 19, 2017;

•	effectively reducing the interest rate on the Credit Facility, as described below; and

•	amending certain financial covenants, as described below.

Amounts borrowed under the New Credit Facility and repaid or prepaid during the term may be reborrowed. Depending on the type of loan, borrowings bear interest at the Base Rate or Eurodollar Rate, plus applicable margins ranging from 1.25% to 2.75% and 2.25% to 3.75%, respectively, depending on the Company’s Consolidated Leverage Ratio. The Base Rate is the highest of the Prime Rate, the Federal Funds Rate plus 0.50%, or the Eurodollar Rate plus 1.0%. The Eurodollar rate is the British Bankers Association LIBOR Rate. The Commitment Fee under the New Credit Agreement ranges from 0.375% to 0.75% depending on our Consolidated Leverage Ratio.

Under the New Credit Agreement, certain financial covenants were amended as follows:

•

Consolidated EBITDA for the most recently completed four fiscal quarters of the Partnership (the “ New Measurement Period”) must not be less than the sum of (i) $53.5 million plus (ii) 80% of the aggregate of all Consolidated EBITDA for each Permitted Acquisition completed after September 30, 2011;

•	Maintenance Capital Expenditures for any New Measurement Period ending in 2012, 2013, 2014 and thereafter must not exceed $6.7 million, $7.3 million, and $8 million, respectively; and

•

the Consolidated Fixed Charge Coverage Ratio under the Credit Agreement was replaced with the Consolidated Debt Service Coverage Ratio, the calculation of which does not include distributions made by the Partnership and which must not be less than 2.50 to 1.0 for any New Measurement Period under the Credit Agreement.

Amounts outstanding under our credit facilities fluctuated during the years ended December 31, 2011 and 2010. At the beginning of 2010, we did not have any amounts outstanding on our credit facilities, but we increased our borrowings at various times during the next 9 months, primarily in connection with acquisitions, until we had $60.0 million outstanding during September 2010. In connection with a follow-on public offering that we completed on September 22, 2010, we repaid $38.0 million of this debt and then had additional borrowings to bring our outstanding borrowings to $33.5 million at December 31, 2010. We repaid this amount in February of 2011. We did not have any additional borrowings on our credit facilities from this point through the end of May 2011, when we borrowed $8.0 million. During the third and fourth quarters of 2011, we borrowed an additional $35.8 million on our credit facilities, bringing the total outstanding borrowings on these facilities to $43.8 million at December 31, 2011. The average amounts borrowed under our credit facilities were $15.9 million and $28.0 million for the years ended December 31, 2011 and 2010, respectively.

Green Lawn Note

In July of 2009, certain of our subsidiaries, entered into a $1.4 million note purchase agreement in connection with an operating agreement in which we became the exclusive operator of Green Lawn Cemetery (the “Green Lawn Note”). The Green Lawn Note bears interest at a rate of 6.5% per year on unpaid principal and is payable monthly, beginning on August 1, 2009. Principal on the note is due in 96 equal installments beginning on July 1, 2011. At December 31, 2011, the liability related to the note was stated on our balance sheet at approximately $1.3 million.

Nelms Note

In June of 2010, certain of our subsidiaries issued two installment notes in connection with our second quarter acquisition. The installment notes are to be paid over a 4 year period and mature April 1, 2014. The installment notes do not have a stated rate of interest. We recorded the installment notes at their fair market value of approximately $2.6 million. The face amounts of the installment notes were discounted approximately $0.7 million, and the discount will be amortized to interest expense over the life of the Installment Notes. At December 31, 2011, the liability related to the note was stated on our balance sheet at approximately $0.6 million.

In June of 2010, certain of our subsidiaries also issued four notes in the aggregate principal amount of approximately $5.8 million in connection with the acquisition referenced above. These notes were paid at the closing of the acquisition by: (i) the issuance by us of 293,947 unregistered common units representing limited partnership interests in us valued at approximately $5.8 million and (ii) a cash payment of approximately $0.2 million.

Acquisition Non-Compete Notes

In connection with our third quarter 2011 acquisition in Virginia and second and third quarter 2010 acquisitions, certain of our subsidiaries issued installment notes in consideration for non-compete agreements executed with the former owners of the acquired entities. The installment notes are to be paid over periods of 4 to 6 years and mature between April 1, 2014 and August 1, 2016. The installment notes do not have a stated rate of interest. At inception, we recorded the installment notes at their fair market value of approximately $2.4 million. The face amounts of the installment notes were discounted approximately $0.5 million, and the discount will be amortized to interest expense over the life of the installment notes. At December 31, 2011, the liability related to the installment notes was stated on our balance sheet at approximately $1.5 million.

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

The Interest Rate Swaps did not qualify for hedge accounting. Accordingly, the fair value of the Interest Rate Swaps was reported on the balance sheet and periodic changes in the fair value of the Interest Rate Swaps were recorded in earnings. On October 20, 2010, we elected to terminate the Interest Rate Swaps early. Upon termination, we received a payment of approximately $2.0 million to settle the Interest Rate Swaps. For the year ended December 31, 2010, we recognized a gain of approximately $4.7 million related to the change in fair value and termination payment of the Interest Rate Swaps.

Cash Flow from Operating Activities

Cash flows provided by operating activities were $5.5 million during 2011, an increase of $2.4 million compared to cash provided by operating activities of $3.1 million during the same period last year. The increase is primarily due to decreases of $3.3 million in cash paid for interest and $1.1 million in acquisition related costs combined with increased cash flows from our accounts receivable, which are being offset by increased cash flows into our merchandise trusts.

Cash flows provided by operating activities were $3.1 million in 2010, a decrease of $11.6 million, compared to $14.7 million in 2009. The decrease was driven in part by increased interest expense as we incurred debt to finance our acquisitions and we had higher interest rate debt outstanding during 2010. The remaining decrease was primarily driven by cash flow timing differences rather than specific operating results and a net cash inflow into our merchandise trust.

Cash flows from operations in 2011, 2010 and 2009 exceeded our net loss of $9.7 million, $1.4 million and $4.4 million, respectively, during the same periods. The differences between our operating cash flows and net loss are in large part attributable to the fact that various cash inflows for payments of amounts due under pre-need sales contracts were not and are not as of yet recognized as revenues as we had not and have not met the delivery criteria for revenue recognition. Although there is no assurance, we expect that the trend of operating cash flows exceeding our net income or net loss will continue into the foreseeable future.

Cash Flow from Investing Activities

Net cash used in investing activities was $29.2 million during 2011, a decrease of $20.4 million, compared to $49.6 million during 2010. Cash flows used for investing activities during 2011 primarily were $16.1 million for the acquisition of 17 cemetery properties and 12 funeral homes and $13.2 million for other capital expenditures compared to $39.1 million utilized for the acquisition of 22 cemetery properties and 6 funeral homes and $10.1 million for other capital expenditures.

Net cash used in investing activities was $49.6 million during 2010, an increase of $37.4 million, compared to $12.2 million during 2009. Cash used for acquisitions during 2010 was $39.1 million as compared to $4.1 million in 2009. Further, cash flow used for additions to cemetery property and property and equipment were $10.1 million in 2010 as compared to $7.3 million in 2009.

Cash Flow from Financing Activities

Net cash provided by financing activities was $28.2 million during 2011, a decrease of $12.3 million, compared to $40.5 million during 2010. Cash flows provided by financing activities during 2011 primarily were $103.2 million of proceeds from our public offering and a contribution from our general partner of $2.3 million offset by net repayments of long-term debt of $27.1 million, cash distributions to unit holders of $44.6 million and the payment of a $4.0 million make-whole premium related to the pay-off of $35.0 million in senior secured notes. Cash flows provided by financing activities during 2010 primarily were $38.9 million of proceeds from our public offering and a contribution from our general partner of $1.0 million, and $33.7 million of net borrowings, which were in turn primarily used to fund our first, second, and third quarter 2010 acquisitions, offset by $32.4 million of cash distributions to unit holders. Additionally, we borrow to fund working capital as a result of cash build-ups in our accounts receivable and merchandise trusts and to fund acquisitions related to pre-need sales growth.

Net cash provided by financing activities was $40.5 million during 2010, an increase of $36.6 million, compared to $3.9 million during 2009. The 2010 net cash inflow was primarily related to proceeds from a public unit offering of $38.9 million and net additional borrowings of $33.7 million, offset by distributions to unitholders of $32.4 million and costs related to financing of $0.6 million. The 2009 net cash inflow was primarily related to proceeds from a public unit offering of $23.7 million and net additional borrowings of $20.8 million, offset by distributions to unitholders of $27.3 million and costs related to financing of $13.9 million.

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

Capital Expenditures

The following table summarizes total maintenance capital expenditures and expansion capital expenditures, including for the construction of mausoleums and for acquisitions, for the periods presented:

	Year ended December 31,
	2011	2010	2009
	(in thousands)
Maintenance capital expenditures	$6,040	$7,878	$2,524
Expansion capital expenditures	23,268	$41,327	$4,770

Total capital expenditures	$29,308	$49,205	$7,294

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

A summary of our total contractual obligations as of December 31, 2011 is presented in the table below:

	As of 12/31/2011
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Debt (1)	$300,591	$19,919	$38,123	$77,911	$164,638
Operating leases	7,974	2,031	2,713	1,362	1,868
Merchandise liabilities (2)	129,109	—	—	—	—

Total	$437,674	$21,950	$40,836	$79,273	$166,506

(1)	Represents the interest payable and par value of debt due and does not include the unamortized debt discount of $3,220 at December 31, 2011. Assumes that current amounts outstanding under our Credit Facility are not repaid until their due date of January 2016. On January 19, 2012, we amended our Credit Facility and extended the due date to January 2017.
(2)	Total cannot be separated into periods because we are unable to anticipate when the merchandise will be needed.

We had no off-balance sheet arrangements as of December 31, 2011 or 2010.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

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

Interest-bearing Investments

Our fixed-income securities subject to market risk consist primarily of investments in our merchandise trusts and perpetual care trusts. As of December 31, 2011, the fair value of fixed-income securities in our merchandise trusts represented 3.2% of the fair value of total trust assets while the fair value of fixed-income securities in our perpetual care trusts represented 9.1% of the fair value of total trust assets. The aggregate quoted fair value of these fixed-income securities was $10.9 million and $23.2 million in merchandise trusts and perpetual care trusts, respectively, as of December 31, 2011. Each 1% change in interest rates on these fixed-income securities would result in changes of approximately $108,880 and $231,850 in the fair market value of the assets in our merchandise trusts and perpetual care trusts, respectively, based on discounted expected future cash flows. If these securities are held to maturity, no change in fair market value will be realized.

Our money market and other short-term investments subject to market risk consist primarily of investments in our merchandise trusts and perpetual care trusts. As of December 31, 2011, the fair value of money market and short-term investments in our merchandise trusts represented 11.1% of the fair value of total trust assets while the fair value of money market and short-term investments in our perpetual care trusts represented 8.9% of the fair value of total trust assets. The aggregate quoted fair value of these money market and short-term investments was $38.3 million and $22.6 million in merchandise trusts and perpetual care trusts, respectively, as of December 31, 2011. Each 1% change in interest rates on these money market and short-term investments would result in changes of approximately $383,120 and $226,070 in the fair market value of the assets in our merchandise trusts and perpetual care trusts, respectively, based on discounted expected future cash flows.

Marketable Equity Securities

Our marketable equity securities subject to market risk consist primarily of investments held in our merchandise trusts and perpetual care trusts. These assets consist of investments in both individual equity securities as well as closed and open ended mutual funds. As of December 31, 2011, the fair value of marketable equity securities in our merchandise trusts represented 21.0% of the fair value of total trust assets while the fair value of marketable equity securities in our perpetual care trusts represented 19.0% of total trust assets. The aggregate quoted fair market value of these marketable equity securities was $72.4 million and $48.4 million in merchandise trusts and perpetual care trusts, respectively, as of December 31, 2011, based on final quoted sales prices. Each 10% change in the average market prices of the equity securities would result in a change of approximately $7.2 million and $4.8 million in the fair market value of securities held in merchandise trusts and perpetual care trusts, respectively. As of December 31, 2011, the fair value of marketable closed and open ended mutual funds in our merchandise trusts represented 60.6% of the fair value of total trust assets while the fair value of closed and open ended mutual funds in our perpetual care trusts represented 62.9% of total trust assets. The aggregate quoted fair market value of these closed and open ended mutual funds was $208.7 million and $160.3 million in merchandise trusts and perpetual care trusts, respectively, as of December 31, 2011, based on final quoted sales prices. Each 10% change in the average market prices of the closed and open ended mutual funds would result in a change of approximately $20.9 million and $16.0 million in the fair market value of securities held in merchandise trusts and perpetual care trusts, respectively.

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

We recognize the challenges we face in achieving our investment objectives in light of the uncertainties and complexities of contemporary investment markets. Furthermore, we recognize that, in order to achieve the stated long-term objectives, we may have short-term declines in market value. Given the need to maintain consistent values in the portfolio, we have attempted to develop a strategy which is likely to maximize returns and earnings without experiencing overall declines in value in excess of 3% over any 12-month period. We were able to achieve this objective in 2010 and 2009. However in the third quarter of 2011, the markets took a downturn over fears of a European debt crisis and did not fully recover by year end. As a result, we did not achieve this objective in 2011.

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

Debt Instruments

Our Acquisition Credit Facility and Revolving Credit Facility bear interest at a floating rate, based on LIBOR, which is adjusted quarterly. These credit facilities will subject us to increases in interest expense resulting from movements in interest rates. As of December 31, 2011, we had $10.8 million of outstanding borrowings under our Acquisition Credit Facility and $33.0 million of outstanding borrowings under our Revolving Credit Facility. On January 19, 2012, we entered into the Third Amended and Restated Credit Agreement which amended our Credit Agreement. As part of the amendment, the Acquisition Credit Facility and Revolving Credit Facility were combined into a single Credit Facility and the Lenders’ aggregate commitments were increased by $10.0 million to an aggregate Credit Facility of $130.0 million. In addition, the maturity date was extended to January 19, 2017 and certain financial covenants were amended. Based on our $43.8 million of outstanding debt on our credit facilities at December 31. 2011, a 1% increase in our interest rate would increase our annual interest expense by $0.4 million.

In the fourth quarter of 2009, we entered into two interest rate swaps wherein we swapped a fixed rate of interest for a floating rate of interest on $135.0 million of debt. These interest rate swaps subjected us to changes in interest expense resulting from movements in interest rates. We reduced cash paid for interest by approximately $0.2 million in the fourth quarter of 2009 and approximately $1.0 million for the year ended December 31, 2010 as a result of these interest rate swaps. On October 20, 2010, we elected to terminate the Interest Rate Swaps early and we received a payment of approximately $2.0 million to settle the Interest Rate Swaps. For the year ended December 31, 2010, we recognized a gain of approximately $4.7 million related to the change in fair value and termination payment of the Interest Rate Swaps.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of StoneMor Partners GP LLC and Unitholders of StoneMor Partners L.P.

Levittown, Pennsylvania

We have audited the accompanying consolidated balance sheets of StoneMor Partners L.P. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of StoneMor Partners L.P. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

March 15, 2012

StoneMor Partners L.P.

Consolidated Balance Sheets

(in thousands)

	December 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$12,058	$7,535
Accounts receivable, net of allowance	48,837	45,149
Prepaid expenses	4,266	3,783
Other current assets	16,336	9,002

Total current assets	81,497	65,469
Long-term accounts receivable, net of allowance	68,354	60,061
Cemetery property	298,938	283,460
Property and equipment, net of accumulated depreciation	73,777	66,249
Merchandise trusts, restricted, at fair value	344,515	318,318
Perpetual care trusts, restricted, at fair value	254,679	249,690
Deferred financing costs, net of accumulated amortization	8,817	9,801
Deferred selling and obtaining costs	68,542	59,422
Deferred tax assets	415	605
Goodwill	36,439	18,153
Other assets	13,152	14,364

Total assets	$1,249,125	$1,145,592

Liabilities and partners’ capital
Current liabilities:
Accounts payable and accrued liabilities	$26,428	$23,444
Accrued interest	1,632	2,034
Current portion, long-term debt	1,487	1,386

Total current liabilities	29,547	26,864
Other long-term liabilities	2,830	3,687
Long-term debt	193,835	219,008
Deferred cemetery revenues, net	441,878	386,465
Deferred tax liabilities	16,968	18,331
Merchandise liability	129,109	113,356
Perpetual care trust corpus	254,679	249,690

Total liabilities	1,068,846	1,017,401

Commitments and Contingencies
Partners’ capital
General partner	2,192	1,809
Common partners	178,087	126,382

Total partners’ capital	180,279	128,191

Total liabilities and partners’ capital	$1,249,125	$1,145,592

See Accompanying Notes to the Consolidated Financial Statements.

StoneMor Partners L.P.

Consolidated Statement of Operations

(in thousands, except unit data)

	2011	2010	2009
Revenues:
Cemetery
Merchandise	$108,088	$94,898	$87,836
Services	46,995	40,951	36,947
Investment and other	42,901	35,897	33,055
Funeral home
Merchandise	12,810	10,435	9,701
Services	17,594	15,111	13,664

Total revenues	228,388	197,292	181,203

Costs and Expenses:
Cost of goods sold (exclusive of depreciation shown separately below):
Perpetual care	5,727	5,094	4,727
Merchandise	20,388	18,435	17,067
Cemetery expense	57,145	48,784	41,246
Selling expense	45,291	38,245	34,123
General and administrative expense	29,544	24,591	22,498
Corporate overhead (including $773, $711, and $1,576 in unit-based compensation for 2011, 2010 and 2009 respectively)	23,766	24,379	22,370
Depreciation and amortization	8,534	8,845	6,528
Funeral home expense
Merchandise	4,473	4,001	3,716
Services	11,717	9,752	9,275
Other	7,364	6,184	6,015
Acquisition related costs	4,604	5,715	1,072

Total cost and expenses	218,553	194,025	168,637

Operating profit	9,835	3,267	12,566
Gain on sale of funeral home	92	—	434
Gain on acquisitions	—	7,152	—
Early extinguishment of debt	4,010	—	—
Increase (decrease) in fair value of interest rate swaps	—	4,724	(2,681)
Expenses related to refinancing	453	—	2,242
Interest expense	19,198	21,973	14,410

Loss before income taxes	(13,734)	(6,830)	(6,333)
Income tax expense (benefit)
State	(701)	(245)	808
Federal	(3,318)	(5,138)	(2,753)

Total income tax expense (benefit)	(4,019)	(5,383)	(1,945)

Net loss	$(9,715)	$(1,447)	$(4,388)

General partner’s interest in net loss for the period	$(194)	$(29)	$(87)
Limited partners’ interest in net loss for the period
Common	$(9,521)	$(1,418)	$(3,622)
Subordinated	$—	$—	$(679)
Net loss per limited partner unit—basic	$(0.50)	$(0.10)	$(0.36)
Net loss per limited partner unit—diluted	$(0.50)	$(0.10)	$(0.36)
Weighted average number of limited partners’ units outstanding (basic and diluted)	18,947	14,133	12,034
Distributions declared per unit	2.34	2.25	2.22

See Accompanying Notes to the Consolidated Financial Statements.

StoneMor Partners L.P.

Consolidated Statement of Partners’ Capital

(in thousands)

	Partners’ Capital
	Limited Partners			General Partner
	Common	Subordinated	Total		Total
Balance, December 31, 2008	$111,052	$6,066	$117,118	$2,271	$119,389

Proceeds from public offering	23,680	—	23,680	—	23,680
General partner contribution	—	—	—	509	509
Conversion of subordinated to common units	680	(680)	—	—	—
Net loss	(3,622)	(679)	(4,301)	(87)	(4,388)
Cash distribution	(21,692)	(4,707)	(26,399)	(854)	(27,253)

Balance, December 31, 2009	110,098	—	110,098	1,839	111,937

Proceeds from public offering	38,891	—	38,891	—	38,891
Issuance of common units	9,727	—	9,727	—	9,727
Compensation related to UARs	488	—	488	—	488
General partner contribution	—	—	—	1,038	1,038
Net loss	(1,418)	—	(1,418)	(29)	(1,447)
Cash distribution	(31,404)	—	(31,404)	(1,039)	(32,443)

Balance, December 31, 2010	126,382	—	126,382	1,809	128,191

Issuance of common units	264	—	264	—	264
Proceeds from public offering	103,207	—	103,207	—	103,207
General partner contribution	—	—	—	2,262	2,262
Compensation related to UARs	675	—	675	—	675
Net loss	(9,521)	—	(9,521)	(194)	(9,715)
Cash distribution	(42,920)	—	(42,920)	(1,685)	(44,605)

Balance, December 31, 2011	$178,087	$—	$178,087	$2,192	$180,279

See Accompanying Notes to the Consolidated Financial Statements.

StoneMor Partners L.P.

Consolidated Statement of Cash Flows

(in thousands)

	2011	2010	2009
Operating activities:
Net loss	$(9,715)	$(1,447)	$(4,388)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cost of lots sold	6,664	7,124	5,179
Depreciation and amortization	8,534	8,845	6,528
Unit-based compensation	773	711	1,576
Previously capitalized acquisition costs	—	—	1,365
Accretion of debt discounts	1,354	340	34
Change in fair value of interest rate swaps	—	(2,681)	2,681
Write-off of deferred financing fees	453	—	2,242
Gain on sale of funeral home	(92)	—	(434)
Gain on acquisitions	—	(7,152)	—
Fees paid related to early extinguishment of debt	4,010	—	—
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(9,241)	(15,357)	(9,770)
Allowance for doubtful accounts	2,217	951	103
Merchandise trust fund	(23,889)	(13,517)	(6,133)
Prepaid expenses	1,273	(252)	(109)
Other current assets	(7,355)	(3,836)	(239)
Other assets	291	143	(416)
Accounts payable and accrued and other liabilities	868	516	(125)
Deferred selling and obtaining costs	(9,120)	(9,640)	(7,987)
Deferred cemetery revenue	47,598	46,060	32,225
Deferred taxes (net)	(3,488)	(5,301)	(3,271)
Merchandise liability	(5,669)	(2,401)	(4,332)

Net cash provided by operating activities	5,466	3,106	14,729

Investing activities:
Cash paid for cemetery property	(7,126)	(2,200)	(4,770)
Purchase of subsidiaries	(16,142)	(39,127)	—
Proceeds from divestiture of funeral home	122	—	434
Cash paid for management agreements	—	(346)	(5,320)
Cash paid for property and equipment	(6,040)	(7,878)	(2,524)

Net cash used in investing activities	(29,186)	(49,551)	(12,180)

Financing activities:
Cash distribution	(44,605)	(32,443)	(27,253)
Additional borrowings on long-term debt	48,050	75,400	260,647
Repayments of long-term debt	(75,184)	(41,712)	(239,862)
Proceeds from public offering	103,207	38,891	23,680
Proceeds from general partner contribution	2,262	1,038	509
Fees paid related to early extinguishment of debt	(4,010)	—	—
Cost of financing activities	(1,477)	(673)	(13,859)

Net cash provided by financing activities	28,243	40,501	3,862

Net increase (decrease) in cash and cash equivalents	4,523	(5,944)	6,411
Cash and cash equivalents—Beginning of period	7,535	13,479	7,068

Cash and cash equivalents—End of period	$12,058	$7,535	$13,479

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$18,130	$21,433	$13,239
Cash paid during the period for income taxes	$2,452	$1,411	$1,886
Non-cash investing and financing activities
Acquisition of assets by financing	$294	$—	$—
Issuance of limited partner units for cemetery acquisition	$264	$5,785	$—
Acquisition of assets by assumption of directly related liability	$—	$2,532	$2,150

See Accompanying Notes to the Consolidated Financial Statements.

1.	NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

StoneMor Partners L.P. (“StoneMor”, the “Company” or the “Partnership”) is a provider of funeral and cemetery products and services in the death care industry in the United States. Through its subsidiaries, StoneMor offers a complete range of funeral merchandise and services, along with cemetery property, merchandise and services, both at the time of need and on a pre-need basis. As of December 31, 2011, the Partnership owned 253 and operated 274 cemeteries in 26 states and Puerto Rico and owned and operated 69 funeral homes in 18 states and Puerto Rico.

Basis of Presentation

The consolidated financial statements included in this Form 10-K have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts of each of the Company’s subsidiaries. These statements also include the accounts of the merchandise and perpetual care trusts in which the Company has a variable interest and is the primary beneficiary. The Company operates 21 cemeteries under long-term operating or management contracts. The operations of 15 of these managed cemeteries have been consolidated in accordance with the provisions of ASC 810. The financial statements also include the effects of retroactive adjustments, resulting from the Company’s 2011 and 2010 acquisitions (see Note 14).

The 3 cemeteries that the Company began operating under a long-term operating agreement in the third quarter of 2010 and the 3 cemeteries the Company began operating under long-term operating agreements in 2009 do not qualify as acquisitions for accounting purposes. As a result, the Company did not consolidate all of the existing assets and liabilities related to these cemeteries. The Company has consolidated the existing assets and liabilities of each of these cemeteries’ merchandise and perpetual care trusts as variable interest entities since the Company controls and receives the benefits and absorbs any losses from operating these trusts. Under these long-term operating agreements, which are subject to certain termination provisions, the Company is the exclusive operator of these cemeteries. The Company earns revenues related to sales of merchandise, services, and interment rights and incurs expenses related to such sales and the maintenance and upkeep of these cemeteries. Upon termination of these contracts, the Company will retain all of the benefits and related contractual obligations incurred from sales generated during the contract period. The Company has also recognized the existing merchandise liabilities that it assumed as part of these agreements. See Note 14 for further details.

Total revenues derived from the cemeteries under long-term management or operating contracts totaled approximately $39.5 million, $33.9 million and $27.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Merchandise Trusts

Pursuant to state law, a portion of the proceeds from pre-need sales of merchandise and services is put into trust (the “merchandise trust”) until such time that the Company meets the requirements for releasing trust principal, which is generally delivery of merchandise or performance of services. All investment earnings generated by the assets in the merchandise trusts (including realized gains and losses) are deferred until the associated merchandise is delivered or the services are performed (see Note 5).

Perpetual Care Trusts

Pursuant to state law, a portion of the proceeds from the sale of cemetery property is required to be paid into perpetual care trusts. The perpetual care trust principal does not belong to the Company and must remain in this trust into perpetuity while interest and dividends may be released and used to defray cemetery maintenance costs, which are expensed as incurred. The Company consolidates the trust into the Company’s financial statements in accordance with ASC 810-10-15-(13 through 22) because the trust is considered a variable interest entity for which the Company is the primary beneficiary. Earnings from the perpetual care trusts are recognized in current cemetery revenues (see Note 6).

Inventories

Inventories are classified within other current assets on the Company’s consolidated balance sheet and include cemetery and funeral home merchandise valued at the lower of cost or net realizable value. Cost is determined primarily on a specific identification basis on a first-in, first-out basis. Inventories were approximately $6.4 million and $6.0 million at December 31, 2011 and 2010, respectively.

Impairment of Long-Lived Assets

The Company monitors the recoverability of long-lived assets, including cemetery property, property and equipment and other assets, based on estimates using factors such as current market value, future asset utilization, business and regulatory climate and future undiscounted cash flows expected to result from the use of the related assets. The Company’s policy is to evaluate an asset for impairment when events or circumstances indicate that a long-lived asset’s carrying value may not be recovered. An impairment charge is recorded to write-down the asset to its fair value if the sum of future undiscounted cash flows is less than the carrying value of the asset. No impairment charges were recorded during the years ended December 31, 2011, 2010 and 2009, respectively.

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

The Company has further evaluated whether or not all assets in the merchandise trusts have other-than-temporary impairments based upon a number of criteria including the severity of the impairment, length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired. The Company tests goodwill for impairment using a two-step test. In the first step of the test, the Company compares the fair value of the reporting unit to its carrying amount, including goodwill. The Company determines the fair value of each reporting unit using the income approach. The Company does not record an impairment of goodwill in instances where the fair value of a reporting unit exceeds its carrying amount. If the aggregate fair value of a reporting unit is less than the related carrying amount, the Company records an impairment loss in an amount equal to the excess of the carrying amount of goodwill over the implied fair value. The goodwill impairment test is performed annually or more frequently if events or circumstances indicate that impairment may exist.

Two Class Method of Accounting for Earnings per Share

The Company utilizes the two class method of accounting for earnings per share as required by Accounting Topic 260. Under this method:

1.	Periodic net income is reduced by the amount of distributions declared for each class of participating security in order to determine undistributed earnings.

2.	Undistributed earnings are allocated to each participating security as if all earnings had been distributed in accordance with the distribution schedule per the partnership agreement.

3.	Total periodic earnings (“TPE”) for each class is the sum of their share of distributions plus undistributed earnings.

The Company’s general partner’s agreement contains incentive distribution rights (“IDR’s”) and such IDR’s are detachable from the general partner units (i.e. can be sold on a stand alone basis). As a result, the Company must consider the IDR’s to be a separate class of ownership interest and allocate and disclose TPE to such class by itself. For all periods presented, the Company made distributions in excess of earnings. As such, there was no allocation of TPE to the IDR’s. Accordingly, the Consolidated Statement of Partners’ Capital only reflects amounts allocated to general and common partners.

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

Pre-need sales are usually made on an installment contract basis. Contracts are usually for a period not to exceed 60 months with payments of principal and interest required. For those contracts that do not bear a market rate of interest, the Company imputes such interest based upon the prime rate plus 150 basis points (this resulted in a rate of 4.75% for contracts entered into during the years ended December 31, 2011, 2010, and 2009) in order to segregate the principal and interest component of the total contract value.

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

The allowance for customer cancellations is established based on management’s estimates of expected cancellations and historical experiences and is currently averaging approximately 10% of total contract values. Future cancellation rates may differ from this current estimate. Management will continue to evaluate cancellation rates and will make changes to the estimate should the need arise. Actual cancellations did not vary significantly from the estimates of expected cancellations at December 31, 2011 and December 31, 2010, respectively.

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

Net Income per Unit

Basic net income per unit is determined by dividing net income, after deducting the amount of net income allocated to the general partner interest from its issuance date of September 20, 2004, by the weighted average number of units outstanding during the period. Diluted net income per unit is calculated in the same manner as basic net income per unit, except that the weighted average number of outstanding units is increased to include the dilutive effect of outstanding unit options or phantom unit options. All outstanding unit appreciation rights (See Note 12) that would have a dilutive effect were assumed to be exercised and converted to common units using the average fair market value of a common unit for the period presented. The diluted weighted average number of limited partners’ units outstanding presented on the consolidated statement of operations do not include 322,866 units, 213,261 units and 63,693 units for the years ended December 31, 2011, 2010, and 2009, respectively, as their effects would be anti-dilutive.

New Accounting Pronouncements

In the third quarter of 2011, the Financial Accounting Standards Board issued Update No. 2011-08, Intangibles—Goodwill and Other (Topic 350) (“ASU 2011-08”). Prior to ASU 2011-08, the first step in the goodwill impairment test was to compare the fair value of a reporting unit to its carrying amount, including goodwill. ASU 2011-08 allows a Company to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, after this assessment, it is determined that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, the goodwill test can be concluded and it is not necessary to calculate the fair value of the reporting unit. However, if the qualitative assessment does not lead to this conclusion, the full two step goodwill test, which has not been changed by ASU 2011-08, must be performed. The Company plans to adopt the provisions of ASU 2011-08 in 2012. This adoption is not expected to have a significant impact on the Company’s financial position, results of operations, or cash flows.

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

2.	LONG-TERM ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

Long-term accounts receivable, net, consisted of the following:

	As of December 31,
	2011	2010
	(in thousands)
Customer receivables	$151,500	$135,530
Unearned finance income	(16,727)	(14,488)
Allowance for contract cancellations	(17,582)	(15,832)

	117,191	105,210
Less: current portion—net of allowance	48,837	45,149

Long-term portion—net of allowance	$68,354	$60,061

Activity in the allowance for contract cancellations is as follows:

	For the Year Ended December 31,
	2011	2010	2009
	(in thousands)
Balance—Beginning of period	$15,832	$13,350	$13,763
Provision for cancellations	18,649	16,529	13,201
Charge-offs—net	(16,899)	(14,047)	(13,614)

Balance—End of period	$17,582	$15,832	$13,350

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

Management evaluates customer receivables for impairment on an individual contract basis based upon the age of the receivable and a customer’s payment history. The Company’s receivables primarily relate to pre-need sales and therefore the Company has not performed the service or fulfilled all of its obligations for the merchandise to which the receivable relates. As a result, the Company has some leverage with its customers in terms of collecting its receivables. Further, the Company will be flexible with customers who have difficulty making payments and will try to create revised or alternative payment agreements with the customer. As a result, the Company does not write-off of a receivable until all possible collection efforts have been exhausted. As of December 31, 2011 and 2010, approximately 9% of the Company’s gross accounts receivable balance was 90 days past due.

3.	CEMETERY PROPERTY

Cemetery property consists of the following:

	As of December 31,
	2011	2010
	(in thousands)
Developed land	$64,266	$61,849
Undeveloped land	164,723	159,386
Mausoleum crypts and lawn crypts	69,949	62,225

Total	$298,938	$283,460

4.	PROPERTY AND EQUIPMENT

Major classes of property and equipment follow:

	As of December 31,
	2011	2010
	(in thousands)
Building and improvements	$75,076	$67,247
Furniture and equipment	36,863	31,947

	111,939	99,194
Less: accumulated depreciation	(38,162)	(32,945)

Property and equipment—net	$73,777	$66,249

Depreciation expense was $5.9 million, $5.8 million and $4.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

5.	MERCHANDISE TRUSTS

At December 31, 2011 and December 31, 2010, the Company’s merchandise trusts consisted of the following types of assets:

•	Money Market Funds that invest in low risk short term securities;

•	Publicly traded mutual funds that invest in underlying debt securities;

•	Publicly traded mutual funds that invest in underlying equity securities;

•	Equity investments that are currently paying dividends or distributions. These investments include Real Estate Investment Trusts (“REIT’s”); Master Limited Partnerships and global equity securities;

•	Fixed maturity debt securities issued by various corporate entities;

•	Fixed maturity debt securities issued by the U.S. Government and U.S. Government agencies; and

•	Fixed maturity debt securities issued by U.S. states and local government agencies.

All of these investments are classified as Available for Sale as defined by the Investments in Debt and Equity topic of the ASC. Accordingly, all of the assets are carried at fair value. All of these investments are considered to be either Level 1 or Level 2 assets as defined by the Fair Value Measurements and Disclosures topic of the ASC. At December 31, 2011, approximately 94.6% of these assets were Level 1 investments while approximately 5.4% were Level 2 assets. At December 31, 2010, approximately 94.6% of these assets were Level 1 investments while approximately 5.4% were Level 2 assets. There were no Level 3 assets.

The merchandise trusts are variable interest entities (VIE) for which the Company is the primary beneficiary. The assets held in the merchandise trusts are required to be used to purchase the merchandise to which they relate. If the value of these assets falls below the cost of purchasing such merchandise, the Company may be required to fund this shortfall.

The Company has included $6.9 million and $6.4 million of investments held in trust by the West Virginia Funeral Directors Association at December 31, 2011 and December 31, 2010, respectively, in its merchandise trust assets. As required by law, the Company deposits a portion of certain funeral merchandise sales in West Virginia into a trust that is held by the West Virginia Funeral Directors Association. These trusts are recorded at their account value, which approximates fair value.

The cost and market value associated with the assets held in the merchandise trusts at December 31, 2011 and December 31, 2010 is presented below:

As of December 31, 2011	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Short-term investments	$38,312	$—	$—	$38,312
Fixed maturities:
U.S. Government and federal agency	—	—	—	—
U.S. State and local government agency	23	—	—	23
Corporate debt securities	10,537	19	(791)	9,765
Other debt securities	1,100	—	—	1,100

Total fixed maturities	11,660	19	(791)	10,888

Mutual funds—debt securities	68,291	1,711	(2,581)	67,421
Mutual funds—equity securities	148,209	1,939	(8,860)	141,288
Equity securities	71,760	3,723	(3,131)	72,352
Other invested assets	7,326	34	—	7,360

Total managed investments	$345,558	$7,426	$(15,363)	$337,621

West Virginia Trust Receivable	6,894	—	—	6,894

Total	$352,452	$7,426	$(15,363)	$344,515

As of December 31, 2010	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Short-term investments	$40,723	$—	$—	$40,723
Fixed maturities:
U.S. Government and federal agency	—	—	—	—
U.S. State and local government agency	23	—	—	23
Corporate debt securities	9,973	119	(152)	9,940
Other debt securities	1,503	35	—	1,538

Total fixed maturities	11,499	154	(152)	11,501

Mutual funds—debt securities	49,717	3,087	(286)	52,518
Mutual funds—equity securities	124,177	6,444	(3,956)	126,665
Equity securities	69,462	6,708	(909)	75,261
Other invested assets	4,991	217	—	5,208

Total managed investments	$300,569	$16,610	$(5,303)	$311,876

West Virginia Trust Receivable	6,442	—	—	6,442

Total	$307,011	$16,610	$(5,303)	$318,318

The contractual maturities of debt securities as of December 31, 2011 and December 31, 2010 are presented below:

As of December 31, 2011	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
	(in thousands)
U.S. Government and federal agency	$—	$—	$—	$—
U.S. State and local government agency	23	—	—	—
Corporate debt securities	—	8,984	781	—
Other debt securities	1,100	—	—	—

Total fixed maturities	$1,123	$8,984	$781	$—

As of December 31, 2010	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
	(in thousands)
U.S. Government and federal agency	$—	$—	$—	$—
U.S. State and local government agency	—	23	—	—
Corporate debt securities	85	2,887	6,064	904
Other debt securities	1,538	—	—	—

Total fixed maturities	$1,623	$2,910	$6,064	$904

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at December 31, 2011 and December 31, 2010 is presented below:

	Less than 12 months		12 Months or more		Total
As of December 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities:
U.S. Government and federal agency	$—	$—	$—	$—	$—	$—
U.S. State and local government agency	—	—	—	—	—	—
Corporate debt securities	4,007	351	4,459	440	8,466	791
Other debt securities	—	—	—	—	—	—

Total fixed maturities	4,007	351	4,459	440	8,466	791

Mutual funds—debt securities	19,691	1,109	31,916	1,472	51,607	2,581
Mutual funds—equity securities	32,631	970	59,010	7,890	91,641	8,860
Equity securities	20,349	1,941	5,775	1,190	26,124	3,131
Other invested assets	—	—	—	—	—	—

Total	$76,678	$4,371	$101,160	$10,992	$177,838	$15,363

	Less than 12 months		12 Months or more		Total
As of December 31, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities:
U.S. Government and federal agency	$—	$—	$—	$—	$—	$—
U.S. State and local government agency	—	—	—	—	—	—
Corporate debt securities	4,887	95	813	57	5,700	152
Other debt securities	—	—	—	—	—	—

Total fixed maturities	4,887	95	813	57	5,700	152

Mutual funds—debt securities	1,619	11	2,331	275	3,950	286
Mutual funds—equity securities	364	48	56,316	3,908	56,680	3,956
Equity securities	5,227	129	7,817	780	13,044	909

Total	$12,097	$283	$67,277	$5,020	$79,374	$5,303

A reconciliation of the Company’s merchandise trust activities for the years ended December 31, 2011 and December 31, 2010 is presented below:

Year ended December 31, 2011

Fair Value @ 12/31/2010	Contributions	Distributions	Interest/ Dividends	Capital Gain Distributions	Realized Gain/ Loss	Taxes	Fees	Unrealized Change in Fair Value	Fair Value @ 12/31/2011
(in thousands)
$318,318	61,851	(39,455)	13,597	9,706	3,723	(1,592)	(2,389)	(19,244)	$344,515

Year ended December 31, 2010

Fair Value @ 12/31/2009	Contributions	Distributions	Interest/ Dividends	Capital Gain Distributions	Realized Gain/ Loss	Taxes	Fees	Unrealized Change in Fair Value	Fair Value @ 12/31/2010
(in thousands)
$203,829	97,401	(28,480)	1,993	1,601	7,025	(904)	(1,869)	37,722	$318,318

The Company made net deposits into the trusts of approximately $22.4 million and net deposits into the trusts of approximately $68.9 million during the years ended December 31, 2011 and 2010, respectively. During the year ended December 31, 2011, purchases and sales of securities available for sale included in trust investments were approximately $279.3 million and $262.6 million, respectively. During the year ended December 31, 2010, purchases and sales of securities available for sale included in trust investments were approximately $448.3 million and $365.0 million, respectively. Contributions include $15.5 million and $72.2 million of assets that were acquired through acquisitions during the years ended December 31, 2011 and 2010, respectively.

Other-Than-Temporary Impairment of Trust Assets

In accordance with ASC 320-10-65-1, the Company assesses whether an impairment is other-than-temporary by performing each of the following:

Fixed Maturity Debt Securities

•	The Company assesses whether it has the intent to sell any impaired debt security; or

•	The Company assesses whether it is more likely than not it will be required to sell any impaired debt security before its anticipated recovery;

•	If either of these conditions exists, the impairment is considered to be other than temporary;

•

The Company assesses whether or not there is a credit loss on an impaired security. A credit loss is the excess of the amortized cost of the security over the present value of future expected cash flows. If there is a credit loss, the Company recognizes an other-than-temporary impairment in earnings in an amount equal to the credit loss. This amount becomes the new cost basis of the asset and will not be adjusted for subsequent changes in the fair value of the asset;

•

The Company assesses the overall credit quality of each issue by evaluating its credit rating as reported by any credit rating agency. The Company also determines if there has been any downgrade in its creditworthiness as reported by such credit rating agency;

•	The Company determines if there has been any suspension of interest payments or any announcements of any intention to do so;

•	The Company evaluates the length of time until the principal becomes due and whether the ability to satisfy this payment has been impaired.

Equity Securities

•	The Company compares the proportional decline in value to the overall sector decline as measured via certain specific indices;

•	The Company determines whether there has been further periodic decline from prior periods or whether there has been a recovery in value.

For all securities

•	The Company evaluates the severity of the impairment and length of time that a security has been in a loss position;

•	The Company determines if there is any publicly available information that would cause us to believe that impairment is other than temporary in nature.

During the year ended December 31, 2011, the Company determined that there were 4 securities with an aggregate cost basis of approximately $1.5 million and an aggregate fair value of approximately $1.0 million, resulting in an impairment of $0.5 million, wherein such impairment was considered to be other-than-temporary. Accordingly, the Company adjusted the cost basis of these assets to their current value and offset this change against deferred revenue. This reduction in deferred revenue will be reflected in earnings in future periods as the underlying merchandise is delivered or the underlying service is performed.

During the year ended December 31, 2010, the Company determined that there were 17 securities, with an aggregate cost basis of approximately $40.9 million, an aggregate fair value of approximately $27.6 million and a resulting impairment of approximately $13.3 million, wherein such impairment is considered to be other-than-temporary. Accordingly, the Company adjusted the cost basis of these assets to their current value and offset this change against deferred revenue. This reduction in deferred revenue will be reflected in earnings in future periods as the underlying merchandise is delivered or the underlying service is performed.

6.	PERPETUAL CARE TRUSTS

At December 31, 2011 and December 31, 2010, the Company’s perpetual care trust consisted of the following types of assets:

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

All of these investments are classified as Available for Sale as defined by the Investments in Debt and Equity topic of the ASC. Accordingly, all of the assets are carried at fair value. All of these investments are considered to be either Level 1 or Level 2 assets as defined by the Fair Value Measurements and Disclosures topic of the ASC. At December 31, 2011, approximately 91.0% of these assets were Level 1 investments while approximately 9.0% were Level 2 assets. At December 31, 2010, approximately 90.3% of these assets were Level 1 investments while approximately 9.7% were Level 2 assets. There were no Level 3 assets.

The cost and market value associated with the assets held in perpetual care trusts at December 31, 2011 and December 31, 2010 were as follows:

As of December 31, 2011	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Short-term investments	$22,607	$—	$—	$22,607
Fixed maturities:
U.S. Government and federal agency	408	105	—	513
U.S. State and local government agency	66	81	—	147
Corporate debt securities	23,359	229	(1,434)	22,154
Other debt securities	371	—	—	371

Total fixed maturities	24,204	415	(1,434)	23,185

Mutual funds—debt securities	61,700	185	(1,079)	60,806
Mutual funds—equity securities	104,824	4,295	(9,621)	99,498
Equity Securities	39,199	9,326	(112)	48,413
Other invested assets	327	156	(313)	170

Total	$252,861	$14,377	$(12,559)	$254,679

As of December 31, 2010	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Short-term investments	$20,583	$—	$—	$20,583
Fixed maturities:
U.S. Government and federal agency	515	85	—	600
U.S. State and local government agency	67	81	—	148
Corporate debt securities	22,047	879	(234)	22,692
Other debt securities	509	—	(1)	508

Total fixed maturities	23,138	1,045	(235)	23,948

Mutual funds—debt securities	52,809	2,865	(525)	55,149
Mutual funds—equity securities	88,871	5,787	(2,878)	91,780
Equity Securities	48,054	9,379	(181)	57,252
Other invested assets	887	91	—	978

Total	$234,342	$19,167	$(3,819)	$249,690

The contractual maturities of debt securities as of December 31, 2011 and December 31, 2010 are as follows:

	Less than	1 year through	6 years through	More than
As of December 31, 2011	1 year	5 years	10 years	10 years
	(in thousands)
U.S. Government and federal agency	$—	$388	$125	$—
U.S. State and local government agency	147	—	—	—
Corporate debt securities	128	19,762	2,264	—
Other debt securities	371	—	—	—

Total fixed maturities	$646	$20,150	$2,389	$—

	Less than	1 year through	6 years through	More than
As of December 31, 2010	1 year	5 years	10 years	10 years
	(in thousands)
U.S. Government and federal agency	$103	$381	$116	$—
U.S. State and local government agency	148	—	—	—
Corporate debt securities	292	6,377	14,667	1,356
Other debt securities	508	—	—	—

Total fixed maturities	$1,051	$6,758	$14,783	$1,356

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at December 31, 2011 and December 31, 2010 held in perpetual care trusts is presented below:

	Less than 12 months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2011	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Fixed maturities:
U.S. Government and federal agency	$—	$—	$—	$—	$—	$—
U.S. State and local government agency	—	—	—	—	—	—
Corporate debt securities	7,967	727	8,471	707	16,438	1,434
Other debt securities	—	—	—	—	—	—

Total fixed maturities	7,967	727	8,471	707	16,438	1,434

Mutual funds—debt securities	37,956	772	1,675	307	39,631	1,079
Mutual funds—equity securities	21,483	3,023	44,416	6,598	65,899	9,621
Equity securities	2,978	106	351	6	3,329	112
Other invested assets	170	313	—	—	170	313

Total	$70,554	$4,941	$54,913	$7,618	$125,467	$12,559

	Less than 12 months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2010	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Fixed maturities:
U.S. Government and federal agency	$—	$—	$—	$—	$—	$—
U.S. State and local government agency	—	—	—	—	—	—
Corporate debt securities	9,195	145	1,196	89	10,391	234
Other debt securities	137	1	—	—	137	1

Total fixed maturities	9,332	146	1,196	89	10,528	235

Mutual funds—debt securities	1,444	127	2,702	398	4,146	525
Mutual funds—equity securities	—	—	45,268	2,878	45,268	2,878
Equity securities	1,695	107	3,102	74	4,797	181

Total	$12,471	$380	$52,268	$3,439	$64,739	$3,819

A reconciliation of the Company’s perpetual care trust activities for the years ended December 31, 2011 and 2010 is presented below:

Year ended December 31, 2011

Fair Value @ 12/31/2010	Contributions	Distributions	Interest/ Dividends	Capital Gain Distributions	Realized Gain/ Loss	Taxes	Fees	Unrealized Change in Fair Value	Fair Value @ 12/31/2011
(in thousands)
$249,690	15,307	(13,720)	15,819	1,076	2,408	(910)	(1,461)	(13,530)	$254,679

Year ended December 31, 2010

Fair Value @ 12/31/2009	Contributions	Distributions	Interest/ Dividends	Capital Gain Distributions	Realized Gain/ Loss	Taxes	Fees	Unrealized Change in Fair Value	Fair Value @ 12/31/2010
(in thousands)
$196,276	32,967	(15,414)	14,892	941	(14,048)	(425)	(1,525)	36,026	$249,690

The Company made net deposits into the trusts of approximately $1.6 million and $17.6 million during the years ended December 31, 2011 and 2010, respectively. During the year ended December 31, 2011 purchases and sales of securities available for sale included in trust investments were approximately $139.9 million and $127.2 million, respectively. During the year ended December 31, 2010 purchases and sales of securities available for sale included in trust investments were approximately $311.1 million and $262.6 million, respectively. Contributions include $8.3 million and $19.8 million of assets that were acquired through acquisitions during the years ended December 31, 2011 and 2010, respectively.

Other-Than-Temporary Impairment of Trust Assets

Refer to Note 5 for a detailed discussion of the accounting rules related to other-than-temporarily impaired assets and the Company’s procedures for evaluating whether impairment to assets are other than temporary.

During the year ended December, 2011, the Company determined that there was a single security with an aggregate cost basis of less than $0.1 million which was substantially impaired, and such impairment was considered to be other-than-temporary. Accordingly, the Company adjusted the cost basis of this asset to its current value and offset this change against the liability for perpetual care trusts.

During the year ended December 31, 2010, the Company determined that there were 3 securities, with an aggregate cost basis of approximately $25.6 million, an aggregate fair value of approximately $10.8 million and a resulting impairment of approximately $14.8 million, wherein such impairment is considered to be other-than- temporary. Accordingly, the Company adjusted the cost basis of these assets to their current value and offset this change against the liability for perpetual care trusts.

7.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company has recorded goodwill of approximately $36.4 million and $18.2 million as of December 31, 2011 and December 31, 2010, respectively. This amount represents the excess of the purchase price over the fair value of identifiable net assets acquired in acquisitions.

A rollforward of goodwill by reportable segment is as follows:

	Cemeteries			Funeral Homes	Total
	Southeast	Northeast	West
	(in thousands)
Balance as of January 1, 2010	$—	$—	$—	$480	$480
Goodwill acquired from acquisitions during 2010	456	—	11,801	5,416	17,673

Balance as of December 31, 2010	456	—	11,801	5,896	18,153

Goodwill acquired from acquisitions during 2011	6,815	—	147	11,324	18,286

Balance as of December 31, 2011	$7,271	$—	$11,948	$17,220	$36,439

The Company evaluates the carrying value of goodwill during the fourth quarter of each year or more frequently if events and circumstances indicate that the asset may have been impaired. No impairment of the Company’s goodwill has been identified during the years ended December 31, 2011 or 2010.

Other Acquired Intangible Assets

The Company has other acquired intangible assets, most of which have been recognized as a result of acquisitions and long-term operating agreements. These amounts are included within other assets on the consolidated balance sheet. All of the intangible assets are subject to amortization. The major classes of intangible assets are as follows:

	As of			As of
	December 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net Intangible Asset
	(in thousands)
Amortized Intangible Assets:
Underlying contract value	$8,484	$(546)	$7,938	$8,484	$(328)	$8,156
Non-compete agreements	3,820	(1,413)	2,407	3,560	(502)	3,058
Other intangible assets	205	(67)	138	205	(57)	148

Total Intangible Assets	$12,509	$(2,026)	$10,483	$12,249	$(887)	$11,362

Underlying Contract Value of Long-Term Operating Agreements

The Company entered into three long-term operating agreements during 2009, wherein it became the exclusive operator of cemetery properties. These transactions did not qualify for acquisition accounting. The fair value of the consideration paid and liabilities assumed to enter into these agreements exceeded the fair value of assets acquired by approximately $8.5 million (See Note 14). This amount, which represents the underlying contract values, has been recorded as an intangible asset and is being amortized on the straight-line basis over the expected life of the contracts, which is 40 years. The amortization expense is included as a component of depreciation and amortization in the Consolidated Statement of Operations.

Non-Compete Agreements

In connection with acquisitions entered into in the second and third quarters of 2010 and the first and third quarters of 2011, the Company entered into non-compete agreements with the former owners of the acquired entities. The non-compete agreements were valued in purchase accounting at a fair value of approximately $3.8 million. The non-compete agreements are being amortized on the straight-line basis over the life of the agreements, which is 4 to 6 years. The amortization expense is included as a component of depreciation and amortization in the consolidated statement of operations.

At December 31, 2011, amortization expense related to intangible assets with definite lives is estimated to be the following for each of the next five years:

For the Year Ending December 31,	Amortization Expense
(in thousands)
2012	$1,181
2013	940
2014	779
2015	329
2016	$289

8.	DERIVATIVE INSTRUMENTS

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

9.	LONG-TERM DEBT

The Company had the following outstanding debt:

	As of December 31,
	2011	2010
	(in thousands)
Insurance premium financing	$211	$215
Vehicle Financing	1,147	1,365
Acquisition Credit Facility, due January 2016	10,750	15,000
Revolving Credit Facility, due January 2016	33,000	18,500
Note Payable—Greenlawn acquisition	1,321	1,400
Note Payable—Nelms acquisition (net of discount)	623	866
Note Payable—acquisition non-competes (net of discounts)	1,490	1,646
10.25% senior notes, due 2017	150,000	150,000
Class B Senior secured notes	—	17,500
Class C Senior secured notes	—	17,500

Total	198,542	223,992
Less current portion	1,487	1,386
Less unamortized bond discount	3,220	3,598

Long-term portion	$193,835	$219,008

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

The Indenture requires the Company, the Issuers and/or the Note Guarantors, as applicable, to comply with various covenants including, but not limited to, covenants that, subject to certain exceptions, limit the Company’s and its subsidiaries’ ability to (i) incur additional indebtedness; (ii) make certain dividends, distributions, redemptions or investments; (iii) enter into certain transactions with affiliates; (iv) create, incur, assume or permit to exist certain liens against their assets; (v) make certain sales of their assets; and (vi) engage in certain mergers, consolidations or sales of all or substantially all of their assets. The Indenture also contains various affirmative covenants regarding, among other things, delivery of certain reports filed with the SEC and materials required pursuant to Rule 144A under the Securities Act to holders of the Senior Notes and joinder of future subsidiaries as Note Guarantors under the Indenture. The Company was in compliance with all financial covenants at December 31, 2011.

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

Registration Rights Agreement

In connection with the sale of the Senior Notes, on November 24, 2009, the Issuers, the Company, the other Note Guarantors and BAS, as representative of the Initial Purchasers, entered into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which the Issuers, the Company and the other Note Guarantors agreed, for the benefit of the holders of the Senior Notes, to use their commercially reasonable efforts to file a registration statement with the SEC with respect to a registered offer to exchange the Senior Notes for new “exchange” notes having terms substantially identical in all material respects to the Senior Notes, with certain exceptions (the “Exchange Offer”). The Issuers, the Company and the other Note Guarantors agreed to use their commercially reasonable efforts to consummate such Exchange Offer on or before the 366 th day after the issuance of the Senior Notes.

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

Pursuant to the NPA, the Note Issuers and the Note Purchasers agreed to (a) exchange certain senior secured notes previously issued by the Note Issuers to the Note Purchasers on September 20, 2004, for new Series A Notes, as defined in the NPA, due September 20, 2009, in the amount of $80.0 million; and (b) issue Series B Notes, as defined in the NPA, due August 15, 2012 in the aggregate amount of $35.0 million, subject to the option, on an uncommitted basis, to issue/purchase additional secured Shelf Notes in the aggregate amount of up to $35.0 million, and to issue/purchase additional secured Shelf Notes to refinance the Series A Notes. On December 21, 2007, pursuant to the NPA, as amended, certain of the Company’s subsidiaries issued Senior Secured Series C Notes (the “Series C Notes” and together with Series A Notes, Series B Notes and the Shelf Notes are referred to as the “Notes” ) in the aggregate principal amount of $17.5 million, due December 21, 2012.

The NPA was amended seven times prior to January 28, 2011 to amend borrowing levels, interest rates, maturity dates and covenants. On January 28, 2011, and in connection with the Company’s February 2011 follow-on public offering of common units, the Company entered into an amendment to its credit agreement. This amendment included the lenders’ consent to the use of a portion of the proceeds from the public offering of common units to redeem in full the outstanding $17.5 million of 12.5% Series B and $17.5 million of 12.5% Series C Notes and to pay an aggregate make-whole premium of $4.0 million related thereto, which represented the Company’s final obligations outstanding under the NPA. The make-whole premium has been classified as early extinguishment of debt on the consolidated statement of operations.

Acquisition Credit Facility and Revolving Credit Facility

On August 15, 2007, the Company, the General Partner, and the Operating Company and various subsidiaries of the Operating Company (collectively, the “Borrowers”), entered into an Amended and Restated Credit Agreement (the “Original Credit Agreement”) with Bank of America, N.A. (“Bank of America”), other lenders, and BAS (collectively, the “Lenders”). The Original Credit Agreement provided for both an acquisition credit facility (the “Acquisition Credit Facility”) and a revolving credit facility (the “Revolving Credit Facility”). Capitalized terms which are not defined in the following description shall have the same meaning assigned to such terms in the Original Credit Agreement, as amended.

The Original Credit Agreement initially provided that: (1) the Acquisition Credit Facility would have a maximum principal amount of $40.0 million (with an option to increase such facility by an additional $15.0 million on an uncommitted basis) and the term of 5 years, and (2) the Revolving Credit Facility would have a maximum principal amount of $25.0 million (with an option to increase such facility by up to $10.0 million on an uncommitted basis) and a term of 5 years. Amounts borrowed under the Acquisition Credit Facility and repaid or prepaid may not be reborrowed and amounts borrowed under the Revolving Credit Facility and repaid or prepaid during the term may be reborrowed. In addition, Bank of America agreed to provide to the borrowers swing line loans (“Swing Line Loans”) with a maximum limit of $5.0 million, which is a part of the Revolving Credit Facility. Loans outstanding under the Acquisition Credit Facility and the Revolving Credit Facility bear interest at rates set forth in the Credit Agreement, which have since been amended as described below.

The Original Credit Agreement was amended six times prior to September 22, 2010, to amend borrowing levels, interest rates and covenants. On September 22, 2010, concurrently with the closing of the common units offering from which the Company used $22.5 million of net proceeds to prepay amounts on the Acquisition Credit Facility and used $14.5 million of net proceeds to pay down amounts on the Revolving Credit Facility, the Company entered into the Seventh Amendment to the Original Credit Agreement to, among other things, reinstate the amount available on the Acquisition Credit Facility to a total of $55.0 million and reinstate the amount available on the Revolving Credit Facility to $45.0 million.

On January 28, 2011, and in connection with our February 2011 follow-on public offering of common units, the Company entered into the Eighth Amendment to the Original Credit Agreement which extended the Maturity Date from August 15, 2012 to January 29, 2016, changed the limit on Maintenance Capital Expenditures and reduced the applicable margins for each of: (i) Eurodollar Rate Loans and Letter of Credit Fees and (ii) Base Rate Loans by 50 basis points, resulting in Pricing Level 3 of the Applicable Rate (the currently applicable pricing level) of 3.75% and 2.75%, respectively. The Eighth Amendment to the Original Credit Agreement also increased the Lenders’ aggregate commitments by $10.0 million under each of the Acquisition Credit Facility and the Revolving Credit Facility, resulting in an Acquisition Credit Facility of $65.0 million and a Revolving Credit Facility of $55.0 million.

On April 29, 2011, the Company entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”) among the Operating Company as the Borrower, each of the subsidiaries of the Operating Company as additional Borrowers, the General Partner and the Company as Guarantors, the Lenders identified therein, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer. The terms of the Credit Agreement are substantially the same as the terms of the Original Credit Agreement. The primary purpose of entering into the Credit Agreement was to consolidate the amendments to the Original Credit Agreement and to update outdated references. The current terms of the Credit Agreement are set forth below. Capitalized terms which are not defined in the following description shall have the meaning assigned to such terms in the Credit Agreement.

The Credit Agreement provides for both an Acquisition Credit Facility of $65.0 million and a Revolving Credit Facility of $55.0 million, (together, the “Credit Facility”). Amounts borrowed may be either Base Rate Loans or Eurodollar Rate Loans and once repaid or prepaid, amounts under the Acquisition Credit Facility may not be reborrowed. Depending on the type of loan, borrowings bear interest at the Base Rate or Eurodollar Rate, plus applicable margins ranging from 1.75% to 2.75% and 2.75% to 3.75%, respectively, depending on the Company’s Consolidated Leverage Ratio. The Base Rate is the highest of the Prime Rate, the Federal Funds Rate plus 0.50%, or the Eurodollar Rate plus 1.0%.

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

The Borrowers under the Credit Agreement paid fees to Bank of America, as Administrative Agent, and BAS, as Arranger. In addition, the Credit Agreement requires the Borrowers to pay an unused commitment fee, which is calculated based on the amount by which the commitments under the Credit Agreement exceed the usage of such commitments. The Commitment Fee ranges from 0.5% to 0.75% depending on the Company’s Consolidated Leverage Ratio.

The proceeds of the Acquisition Credit Facility may be used by the Borrowers to finance (i) Permitted Acquisitions, and (ii) the purchase and construction of mausoleums. The proceeds of the Revolving Credit Facility and Swing Line Loans may be utilized to finance working capital requirements, Capital Expenditures and for other general corporate purposes. The Borrowers’ obligationsunder the Credit Agreement are guaranteed by both the Partnership and StoneMor GP LLC.

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

As of December 31, 2011, there were $10.8 million of outstanding borrowings under the Acquisition Credit Facility and $33.0 million of outstanding borrowings under the Revolving Credit Facility, and the Company was in compliance with applicable financial covenants. The Consolidated Leverage Ratio was 3.09 at December 31, 2011. The Consolidated Debt Service Coverage Ratio, which replaced the Consolidated Fixed Charge Coverage Ratio effective with our January 19, 2012 amendment, was 3.28 at December 31, 2011. At December 31, 2011, amounts outstanding under the Credit Facility bear interest at a rate of 5.75%.

On January 19, 2012, the Company entered into the Third Amended and Restated Credit Agreement (the “New Credit Agreement”) which amended the Credit Agreement. The terms of the New Credit Agreement and the Credit Agreement are substantially similar, and amendments to the Credit Agreement mostly relate to the following:

•	converting and consolidating the Acquisition Credit Facility of $65.0 million and the Revolving Credit Facility of $55.0 million into a single revolving credit facility (the “New Credit Facility”);

•	eliminating the borrowing formula under the Credit Facility;

•	increasing the Credit Facility to $130.0 million;

•	extending the maturity date to January 19, 2017;

•	effectively reducing the interest rate on the Credit Facility, as described below; and

•	amending certain financial covenants, as described below.

Amounts borrowed under the New Credit Facility and repaid or prepaid during the term may be reborrowed. Depending on the type of loan, borrowings bear interest at the Base Rate or Eurodollar Rate, plus applicable margins ranging from 1.25% to 2.75% and 2.25% to 3.75%, respectively, depending on the Company’s Consolidated Leverage Ratio. The Base Rate is the highest of the Prime Rate, the Federal Funds Rate plus 0.50%, or the Eurodollar Rate plus 1.0%. The Eurodollar rate is the British Bankers Association LIBOR Rate. The Commitment Fee under the New Credit Agreement ranges from 0.375% to 0.75% depending on the Company’s Consolidated Leverage Ratio.

Under the New Credit Agreement, certain financial covenants were amended as follows:

•

Consolidated EBITDA for the most recently completed four fiscal quarters of the Partnership (the “Measurement Period”) must not be less than the sum of (i) $53.5 million plus (ii) 80% of the aggregate of all Consolidated EBITDA for each Permitted Acquisition completed after September 30, 2011;

•	Maintenance Capital Expenditures for any Measurement Period ending in 2012, 2013, 2014 and thereafter must not exceed $6.7 million, $7.3 million, and $8 million, respectively; and

•

the Consolidated Fixed Charge Coverage Ratio under the Credit Agreement was replaced with the Consolidated Debt Service Coverage Ratio, the calculation of which does not include distributions made by the Partnership and which must not be less than 2.50 to 1.0 for any Measurement Period under the Credit Agreement.

Green Lawn Note

In July of 2009, certain of the Company’s subsidiaries, entered into a $1.4 million note purchase agreement in connection with an operating agreement in which the Company became the exclusive operator of Green Lawn Cemetery (the “Green Lawn Note”). The Green Lawn Note bears interest at a rate of 6.5% per year on unpaid principal and is payable monthly, beginning on August 1, 2009. Principal on the note is due in 96 equal installments beginning on July 1, 2011. At December 31, 2011 and 2010, the liability related to the installment notes was stated on the Company’s balance sheet at approximately $1.3 million and $1.4 million, respectively.

Nelms Note

In June of 2010, certain of the Company’s subsidiaries issued two installment notes in connection with the second quarter acquisition discussed in Note 14. The Installment Notes are to be paid over a 4 year period and mature April 1, 2014. The Installment Notes do not have a stated rate of interest. The Company has recorded the Installment Notes at their fair market value of approximately $2.6 million. The face amounts of the Installment Notes were discounted approximately $0.7 million, and the discount will be amortized to interest expense over the life of the Installment Notes. The installment notes bear 10.25% interest per annum on the portion of the outstanding balance after the maturity date or while there exists any uncured event of default or the exercise by lender of any remedies following the occurrence and during the continuance of any event of default. In addition, if StoneMor voluntarily files for bankruptcy or is involved in an involuntary bankruptcy proceeding, the entire principal balance of the installment notes will automatically become due and payable. At December 31, 2011 and 2010, the liability related to the installment notes was stated on the Company’s balance sheet at approximately $0.6 million and $0.9 million, respectively.

In June of 2010, certain of the Company’s subsidiaries also issued four notes in the aggregate principal amount of approximately $5.8 million in connection with the acquisition referenced above. These notes were paid at the closing of the acquisition referenced above by: (i) the issuance by the Company of 293,947 unregistered common units representing limited partnership interests of the Company valued at approximately $5.8 million and (ii) a cash payment of approximately $0.2 million.

Acquisition Non-Compete Notes

In connection with the Company’s third quarter 2011 acquisition in Virginia and its second and third quarter 2010 acquisitions, certain of the Company’s subsidiaries issued installment notes in consideration for non-compete agreements executed with the former owners of the acquired entities. The Installment Notes are to be paid over periods of 4 to 6 years and mature between April 1, 2014 and August 1, 2016. The Installment Notes do not have a stated rate of interest. At inception, the Company recorded the Installment Notes at their fair market value of approximately $2.4 million. The face amounts of the Installment Notes were discounted approximately $0.5 million, and the discount will be amortized to interest expense over the life of the Installment Notes. At December 31, 2011 and 2010, the liability related to the Installment Notes was stated on the Company’s balance sheet at approximately $1.5 and $1.6 million, respectively.

10.	INCOME TAXES

Effective with the closing of the Partnership’s initial public offering on September 20, 2004 (see Note 1), the Company was no longer a taxable entity for federal and state income tax purposes; rather, the Partnership’s tax attributes, except for those of its corporate subsidiaries, are to be included in the individual tax returns of its partners.

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

Components of the income tax provision (benefit) applicable to continuing operations for federal and state taxes are as follows:

	Years ended December 31,
	2011	2010	2009
	(in thousands)
Current provision:
Federal	$6	$—	$69
State	(538)	306	567

Total	(532)	306	636

Deferred provision:
Federal	(3,324)	(5,138)	(2,822)
State	(163)	(551)	241

Total	(3,487)	(5,689)	(2,581)

Total income tax provision (benefit)	$(4,019)	$(5,383)	$(1,945)

The difference between the statutory federal income tax and the Company’s effective income tax is summarized as follows:

	Years ended December 31,
	2011	2010	2009
	(in thousands)
Computed tax provision (benefit) at the applicable statutory tax rate	$(4,806)	$(2,322)	$(2,153)
State and local taxes net of federal income tax benefit	(350)	202	374
Tax exempt (income) loss	300	238	365
Change in valuation allowance	3,930	3,210	3,506
Partnership earnings not subject to tax	(3,192)	(6,882)	(4,079)
Permanent differences	99	171	42

Income taxes	$(4,019)	$(5,383)	$(1,945)

Deferred tax assets and liabilities result from the following:

	As of December 31,
	2011	2010
	(in thousands)
Deferred tax assets
Prepaid expenses	$3,354	$2,279
State net operating loss	9,299	8,521
Federal net operating loss	53,464	43,608
Alternative minimum tax credit	67	67
Unrealized losses (gains)	3,175	(4,523)
Valuation allowance	(35,815)	(23,140)

Total deferred tax assets	33,544	26,812

Deferred tax liabilities
Property, plant and equipment	6,063	5,337
Deferred revenue related to future revenues and accounts receivable	34,819	30,275
Deferred revenue related to cemetery property	9,215	8,926

Total deferred tax liabilities	50,097	44,538

Net deferred tax liabilities	$16,553	$17,726

We had available, at December 31, 2011, approximately less than $0.2 million of alternative minimum tax credit carryforwards, which are available indefinitely, and $152.8 million of federal net operating loss carryforwards, which will begin to expire in 2019 and $184.1 million in state net operating losses, a portion of which expires annually.

Management periodically evaluates all evidence, both positive and negative, in determining whether a valuation allowance to reduce the carrying value of deferred tax assets is required. In 2011, we concluded, based on the projected allocations of taxable income, that a deferred tax asset of approximately $0.4 million will more likely than not be realized on several subsidiaries. In addition, several separate taxable subsidiaries were in a deferred tax liability position at December 31, 2011 and recognized those liabilities. The vast majority of the taxable subsidiaries continue to accumulate deferred tax assets that will not more likely than not be realized. A full valuation allowance continues to be maintained on these taxable subsidiaries. Ultimate realization of the deferred tax asset is dependent upon, among other factors, the Partnership’s corporate subsidiaries’ ability to generate sufficient taxable income within the carryforward periods and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used.

The Company follows the provisions of ASC Topic 740 (“ASC 740”) which requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At December 31, 2010, the Company had approximately $0.9 million of unrecognizable tax benefits related to uncertain tax positions. During the year ended December 31, 2011, the Company recorded an income tax benefit of $0.9 million related to the reversal of this uncertain tax position as the statute of limitation for this item expired. As of December 31, 2011, the Company does not have any unrecognized tax benefits related to uncertain tax positions.

The Company and its subsidiaries are subject to US federal income tax as well as income taxes of multiple state jurisdictions. The Company’s effective tax rate fluctuates over time based on income tax rates in the various tax jurisdictions in which the Company operates and based on the level of earnings in those jurisdictions. Several entities of the Company were recently under examination by the Internal Revenue Service for its separate company US income tax returns for the year ended December 31, 2005. These audits were completed in the third quarter of 2009 with no impact to the financial statements. The Company is not currently under examination by any federal or state jurisdictions. The federal statute of limitations and certain state statutes of limitations are opened from 2008 forward. Management believes that the accrual for tax liabilities is adequate for all open years. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. On the basis of present information, it is the opinion of the Company’s management that there are no pending assessments that will result in a material effect on the Company’s consolidated financial statements over the next twelve months.

The Company recognizes any interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses for all periods presented. The Company has not recorded any material interest or penalties during any of the years presented.

The net change in the valuation allowance for 2011 was an increase of $12,675. This change in the valuation allowance is the result of the change in unrealized gains and losses of the Company’s investment portfolio, which is recorded within deferred revenues, net; the results of acquisition accounting; and net operating losses that are more likely than not to be realized and net operating losses that do not meet the more likely than not standard.

11.	DEFERRED CEMETERY REVENUES—NET / DEFERRED SELLING AND OBTAINING COSTS

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

At December 31, 2011 and 2010, deferred cemetery revenues, net, consisted of the following:

	As of December 31,
	2011	2010
	(in thousands)
Deferred cemetery revenue	$306,488	$266,754
Deferred merchandise trust revenue	50,419	30,937
Deferred merchandise trust unrealized gains (losses)	(7,937)	11,307
Deferred pre-acquisition margin	135,243	115,371
Deferred cost of goods sold	(42,335)	(37,904)

Deferred cemetery revenues, net	$441,878	$386,465

Deferred selling and obtaining costs	$68,542	$59,422

Deferred selling and obtaining costs are carried as an asset on the consolidated balance sheet in accordance with the Financial Services – Insurance topic of the ASC.

12.	LONG-TERM INCENTIVE AND RETIREMENT PLANS

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

A total of 360,500 Employee Phantom Units were granted under the Key Employee Agreement. 90,125 of these units vested in 2007 and were converted into common units in January of 2008. An additional 90,125 of these units vested and were converted into common units in 2008. The remaining 180,250 of these units vested in 2009 and were converted into common units in 2010.

On November 8, 2006, the General Partner, acting on behalf of the Company, entered into a Director Restricted Phantom Unit Agreement (the “Director Agreement”) with certain of its outside directors (the “Directors”).

Under the terms of the Director Agreement, each of five directors was awarded 3,000 Restricted Phantom Units (“Director Phantom Units”). Director Phantom Units become payable, in cash or common units, at the Company’s election, upon the separation of the Director from service as a director or upon the occurrence of certain other events specified in the Director Agreement. Each Director Phantom Unit contains a distribution equivalent right which entitles each Director to additional Director Phantom Units upon each distribution made to common unit holders. The calculation of additional Director Phantom Units granted upon each distribution to common unit holders is equal to a Directors total cumulative Director Phantom Units at the time of a distribution multiplied by the per unit monetary distribution divided by the fair value of a common unit at the time of the distribution. Each Director also receives a portion of their annual retainer in deferred restricted phantom units. There were approximately 60,395, 51,662 and 43,693 Director Phantom Units outstanding at December 31, 2011, 2010 and 2009, respectively.

On December 16, 2009, the General Partner, acting on behalf of the Company, entered into an Executive Restricted Phantom Unit Agreement (the “Executive Agreement”) with certain of the Company’s executives (the “Executives”).

Under the terms of the Executive Agreement, each Executive was awarded 10,000 Restricted Phantom Units (“Executive Phantom Units”). Executive Phantom Units become payable, in cash or common units, at the Company’s election, upon the separation of the Executive from service as an executive or upon the occurrence of certain other events specified in the Executive Agreement. The exercise of Executive Phantom Units may be subject to approval by the Company’s limited partners as required by the NYSE listing rules. Each Executive Phantom Unit contains a distribution equivalent right which entitles each Executive to additional Executive Phantom Units upon each distribution made to common unit holders. The calculation of additional Executive Phantom Units granted upon each distribution to common unit holders is equal to an Executives total cumulative Executive Phantom Units at the time of a distribution multiplied by the per unit monetary distribution divided by the fair value of a common unit at the time of the distribution. There were approximately 23,982, 22,072 and 20,000 Executive Phantom Units outstanding at December 31, 2011, 2010 and 2009, respectively.

The table below reflects the LTIP activity for the years ended December 31, 2011, 2010 and 2009, respectively:

	Years ended December 31,
	2011	2010	2009
	(in thousands)
Outstanding, beginning of period	73,734	63,693	213,430
Granted (1)	10,643	10,041	30,513
Matured (2)	—	—	180,250
Forfeited	—	—	—

Outstanding, end of period	84,377	73,734	63,693

(1)	The weighted-average price for unit awards on the date of grant was $27.79, $22.52, and $17.51 for the years ended December 31 2011, 2010, and 2009, respectively.
(2)	The 180,250 units that vested in 2009 were converted into common units in 2010.

As of December 31, 2011, there was no unrecognized compensation cost related to any phantom or restricted unit. Total compensation expense for unit awards was approximately $0.3 million, $0.2 million and $1.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

There were no modifications made to any existing unit awards in 2011. No unit awards were capitalized during the years ended December 31, 2011, 2010 or 2009.

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

UAR’s granted under the 2006 UAR Agreement were subject to the exact same vesting requirements as Employee Phantom Units granted under the Key Employee Agreement, except for the limitation related to the

Company’s ability to issue freely tradable common units to the participant in compliance with all applicable securities laws. A total of 120,000 UAR’s were granted under the 2006 UAR Agreement, all of which had vested at December 31, 2009. As of December 31, 2011, all 120,000 UAR’s were exercised.

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

UAR’s granted under the 2009 UAR Agreement vest at a percentage rate which is equal to a fraction the numerator of which is the number of calendar months which have elapsed since December 16, 2009 and the denominator of which is 48, subject to forfeiture upon certain conditions set forth in the UAR. The exercise of such UARs may be subject to approval by the Company’s limited partners as required by the NYSE listing rules. A total of 814,000 UAR’s were granted under the 2009 UAR Agreement and 759,857 of these units remain outstanding at December 31, 2011.

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

The fair value of UAR’s granted under the 2006 UAR Agreement was $2.47 per UAR and approximately $0.3 million in aggregate.

A summary of UAR activity for the years ended December 31, 2011, 2010 and 2009 follows:

	Years ended December 31,
	2011	2010	2009
	(in thousands)
Outstanding, beginning of period	874,835	934,000	120,000
Granted (1)	—	—	814,000
Exercised	(112,373)	(47,602)	—
Forfeited	(2,605)	(11,563)	—

Outstanding, end of period	759,857	874,835	934,000

Exercisable, end of period	358,639	281,366	128,479

(1)	All UAR’s outstanding at December 31, 2011 were granted under 2009 UAR Agreements and have a fair value of $2.39.

As of December 31, 2011, there was approximately $0.9 million of unrecognized compensation cost related to non-vested UARs. Such cost is expected to be recognized over a weighted-average period of 1.96 years. Total compensation expense for UARs was approximately $0.5 million, $0.5 million, and less than $0.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. The Company issued 24,682 and 10,936 common units as a result of exercised UARs in 2011 and 2010, respectively. There were no units issued in 2009.

During the years ended December 31, 2011, 2010 and 2009, the Company:

•	Made no modifications to any existing UAR awards;

•	Did not capitalize any UAR awards;

•	Did not receive any cash due to the exercise of UARs;

•	Did not recognize any tax benefits due to exercised UARs.

Retirement Plan

The Company has a 401(k) retirement savings plan for employees who may defer up to 15% of their compensation. The Company does not currently match any of the employee contributions.

13.	COMMITMENTS AND CONTINGENCIES

Legal

The Company is party to legal proceedings in the ordinary course of its business but does not expect the outcome of any proceedings, individually or in the aggregate, to have a material effect on the Company’s financial position, results of operations or liquidity.

Leases

At December 31, 2011, 2010 and 2009, the Company was committed to operating lease payments for premises, automobiles and office equipment under various operating leases with initial terms ranging from one to five years and options to renew at varying terms. Expenses under operating leases were $2.3 million, $2.1 million and $2.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

At December 31, 2011 operating leases will result in future payments in the following approximate amounts:

(in thousands)
2012	$2,031
2013	1,670
2014	1,043
2015	694
2016	668
Thereafter	1,868

Total	$7,974

Employment Agreements

The Company has employment agreements with four of its senior executives which are annually renewable, unless the Company or the senior executives provide notice ninety days prior to the expiration of the employment period.

14.	ACQUISITIONS

Acquisition related costs include legal fees and other third party costs incurred in acquisition related activities. In addition, for the years ended December 31, 2011 and 2010, acquisition related costs include legal fees net of recoveries, of $1.2 million and $0.4 million, respectively, related to amounts paid to pursue the recovery of misappropriation claims related to our second quarter 2010 acquisition.

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

The table below reflects the Company’s assessment of the fair value of net assets acquired, the purchase price and the resulting goodwill from the purchase. The Company obtained additional information in the fourth quarter of 2011 and has retrospectively adjusted these values as noted below.

	Preliminary Assessment	Adjustments	Final Assessment

	(in thousands)
Assets:
Accounts receivable	$97	$—	$97
Cemetery property	1,710	—	1,710
Merchandise trusts, restricted, at fair value	880	—	880
Perpetual care trusts, restricted, at fair value	344	—	344
Property and equipment	332	—	332
Other assets	100	—	100

Total assets	3,463	—	3,463

Liabilities:
Deferred margin	795	—	795
Merchandise liabilities	734	—	734
Deferred tax liabilities	—	64	64
Perpetual care trust corpus	344	—	344

Total liabilities	1,873	64	1,937

Fair value of net assets acquired	1,590	(64)	1,526

Consideration paid	1,700	—	1,700

Goodwill from purchase	$110	$64	$174

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

The table below reflects the Company’s preliminary assessment of the fair value of net assets acquired, the purchase price and the resulting goodwill recorded during the second quarter of the year. The Company obtained additional information in the fourth quarter of 2011 and has retrospectively adjusted these values as noted below. The Company may make further retrospective adjustments to this provisional assessment if additional information were to become available.

	Preliminary Assessment	Adjustments	Revised Assessment

	(in thousands)
Assets:
Accounts receivable	$104	$(10)	$94
Cemetery property	880	—	880
Merchandise trusts, restricted, at fair value	2,622	5	2,627
Perpetual care trusts, restricted, at fair value	1,195	(5)	1,190
Property and equipment	1,783	29	1,812

Total assets	6,584	19	6,603

Liabilities:
Deferred margin	1,420	(118)	1,302
Merchandise liabilities	1,701	(53)	1,648
Perpetual care trust corpus	1,195	(5)	1,190
Deferred tax liability	400	61	461

Total liabilities	4,716	(115)	4,601

Fair value of net assets acquired	1,868	134	2,002

Consideration paid	2,150	—	2,150

Goodwill from purchase	$282	$(134)	$148

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

The table below reflects the Company’s preliminary assessment of the fair value of net assets acquired, the purchase price and the resulting goodwill recorded in the third quarter of the year. The Company obtained additional information in the fourth quarter of 2011 and has retrospectively adjusted these values as noted below. The Company may make further retrospective adjustments to this provisional assessment if additional information were to become available.

	Preliminary		Revised
	Assessment	Adjustments	Assessment
	(in thousands)
Assets:
Accounts receivable	$89	$(69)	$20
Cemetery property	2,277	(34)	2,243
Merchandise trusts, restricted, at fair value	577	(15)	562
Perpetual care trusts, restricted, at fair value	898	6	904
Property and equipment	125	34	159
Other assets	160	—	160

Total assets	4,126	(78)	4,048

Liabilities:
Deferred margin	360	—	360
Merchandise liabilities	332	5	337
Deferred tax liability	810	(48)	762
Perpetual care trust corpus	898	6	904

Total liabilities	2,400	(37)	2,363

Fair value of net assets acquired	1,726	(41)	1,685

Consideration paid at closing	1,850	—	1,850

Consideration to be paid	280	—	280

Total consideration	2,130	—	2,130

Goodwill from purchase	$404	$41	$445

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

The table below reflects the Company’s preliminary assessment of the fair value of net assets acquired, the purchase price and the resulting goodwill recorded in the third quarter of the year. The Company obtained additional information in the fourth quarter of 2011 and has retrospectively adjusted these values as noted below. The Company may make further retrospective adjustments to this provisional assessment if additional information were to become available.

	Preliminary Assessment	Adjustments	Revised Assessment

	(in thousands)
Assets:
Accounts receivable	$3,844	$731	$4,575
Cemetery property	4,730	(64)	4,666
Perpetual care trusts, restricted, at fair value	594	387	981
Property and equipment	3,570	554	4,124

Total assets	12,738	1,608	14,346

Liabilities:
Deferred margin	5,526	(309)	5,217
Merchandise liabilities	5,100	(301)	4,799
Deferred tax liability	640	126	766
Perpetual care trust corpus	594	387	981

Total liabilities	11,860	(97)	11,763

Fair value of net assets acquired	878	1,705	2,583

Consideration paid	4,600	—	4,600

Goodwill from purchase	$3,722	$(1,705)	$2,017

Fourth Quarter 2011 Acquisitions

On October 4, 2011, the Operating Company and StoneMor Tennessee Subsidiary LLC, a Tennessee limited liability company, each a wholly-owned subsidiary of the Company (collectively the “Buyer”), entered into an Asset Purchase and Sale Agreement (the “4th Quarter Tennessee Purchase Agreement”) with Forest Hill Funeral Home and Memorial Park-East, LLC, a Tennessee limited liability company (“Seller”) and a state court-appointed receiver (“Receiver”).

Pursuant to the 4th Quarter Tennessee Purchase Agreement, the Buyer acquired three cemeteries and three funeral homes in Tennessee out of a state court appointed receivership, including certain related assets, and assumed certain related liabilities. In consideration for the net assets acquired, the Buyer paid $4.5 million, the components of which were $1.6 million in cash and $2.9 million in cash to lend monies to the merchandise trusts of these properties to fund their current underfunded status. In addition, the Buyer assumed a commitment to spend $0.5 million for capital improvements or deferred maintenance on the properties within 18 months of the closing date.

The table below reflects the Company’s preliminary assessment of the fair value of net assets acquired, the purchase price and the resulting goodwill recorded in the fourth quarter of the year. These amounts will be retrospectively adjusted as additional information is received.

Preliminary
Assessment
(in thousands)
Assets:
Accounts receivable	$86
Cemetery property	1,096
Merchandise trusts, restricted, at fair value	10,122
Perpetual care trusts, restricted, at fair value	4,373
Property and equipment	2,257

Total assets	17,934

Liabilities:
Deferred margin	12,638
Merchandise liabilities	11,666
Perpetual care trust corpus	4,373

Total liabilities	28,677

Fair value of net liabilities acquired	(10,743)

Consideration paid	4,500

Goodwill from purchase	$15,243

On November 3, 2011, the Operating Company, StoneMor Mississippi LLC, a Mississippi limited liability company, and StoneMor Mississippi Subsidiary LLC, a Mississippi limited liability company, each a wholly-owned subsidiary of the Company (collectively the “Buyer”), entered into an Asset Purchase and Sale Agreement (the “4th Quarter Mississippi Purchase Agreement”) with Serenity Cemeteries III, LLC, an Arizona limited liability company (“Seller”) and two individuals.

Pursuant to the 4th Quarter Mississippi Purchase Agreement, the Buyer acquired two cemeteries and one funeral home in Mississippi, including certain related assets, and assumed certain related liabilities. In consideration for the net assets acquired, the Buyer paid the Seller $1.3 million in cash and made a deposit into trust of less than $0.1 million.

The table below reflects the Company’s preliminary assessment of the fair value of net assets acquired, the purchase price and the resulting goodwill recorded in the fourth quarter of the year. These amounts will be retrospectively adjusted as additional information is received.

Preliminary
Assessment
(in thousands)
Assets:
Accounts receivable	$66
Cemetery property	1,331
Merchandise trusts, restricted, at fair value	1,264
Perpetual care trusts, restricted, at fair value	524
Property and equipment	488

Total assets	3,673

Liabilities:
Deferred margin	832
Merchandise liabilities	965
Deferred tax liability	268
Perpetual care trust corpus	524

Total liabilities	2,589

Fair value of net assets acquired	1,084

Consideration paid	1,342

Goodwill from purchase	$258

The results of operations and pro forma results related to the acquisitions made in 2011 are not material to the consolidated financial statements taken as a whole.

In the aggregate, for the acquisitions consummated during 2011, revenues and net income (loss) included in operations since the dates of acquisition are $4.3 million and $(0.3) million, respectively, for the year ended December 31, 2011.

Fourth Quarter 2011 Disposition

On December 30, 2011, we sold one funeral home in West Virginia for $0.1 million, resulting in a gain of $0.1 million.

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

StoneMor agreed to assume approximately $7.1 million of Ansure’s and Forest Lawn’s obligations under the notes they issued, with the remaining principal, interest and fees due under such notes forgiven by the Meyer Family. In connection with the assumption of these obligations, at Closing, StoneMor issued promissory notes to each member of the Meyer Family (the “Closing Notes”) and additional promissory notes payable in installments to certain members of the Meyer Family (the “Installment Notes”). The Closing Notes were issued effective June 21, 2010 in the aggregate principal amount of approximately $5.8 million, were unsecured subordinated obligations of StoneMor, bore no interest and were payable on demand at the Closing. The Closing Notes were paid at closing by: (i) the issuance by the Company of 293,947 unregistered common units representing limited partnership interests of the Company (the “Units”) valued at approximately $5.8 million pursuant to the terms of the Settlement Agreement; and (ii) a cash payment of approximately $0.2 million.

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

Pursuant to the Non-Competition Agreement, the Company is obligated to issue additional Units which were initially valued at a fair value of $0.5 million based on a unit price of $20.30 just prior to the date of acquisition. As a result, the Company issued 9,853 units in June of 2011, resulting in a charge to partners’ capital of approximately $0.3 million. The Company is also obligated to issue an additional 9,853 units and 4,924 units in June of 2012 and June of 2013, respectively.

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

	Preliminary Assessment	Adjustments	Final Assessment

	(in thousands)
Assets:
Cemetery land	$21,686	$—	$21,686
Cemetery and funeral home property	9,039	—	9,039
Accounts receivable	2,138	—	2,138
Merchandise trusts, restricted, at fair value	17,142	1,806	18,948
Perpetual care trusts, restricted, at fair value	3,349	733	4,082
Other assets	4,369	422	4,791

Total assets	57,723	2,961	60,684

Liabilities:
Deferred margin	15,939	—	15,939
Merchandise liabilities	15,543	—	15,543
Deferred income tax liability, net	9,426	302	9,728
Perpetual care trust corpus	3,349	733	4,082

Total liabilities	44,257	1,035	45,292

Fair value of net assets acquired	13,466	1,926	15,392

Paid at closing—purchase price	10,417	—	10,417

Paid at closing—units	5,785	110	5,895

Paid at closing—liabilities incurred	$3,648	$—	$3,648

Goodwill from purchase	$18,914	$(1,816)	$17,098
Total purchase price	19,850	110	19,960
Paid at closing—trust underfunding	12,530	—	12,530
Total paid at closing	32,380	110	32,490

Third Quarter 2010 Acquisition and Long-Term Operating Agreement

During the third quarter of 2010, certain subsidiaries of the Company entered into a long-term operating agreement (the “Operating Agreement”) with the Archdiocese of Detroit (the “Archdiocese”) wherein the Company became the exclusive operator of certain cemeteries in Michigan owned by the Archdiocese, of Detroit. The parties have agreed that the operating agreement will terminate on March 31, 2012. The parties are discussing their respective rights and obligations upon termination.

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

The table below reflects the amounts recorded on the contract date either through consolidation as a VIE or the assumption of a liability, resulting in a deferred gain:

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

	Preliminary Assessment	Adjustments	Final Assessment
	(in thousands)
Assets:
Accounts receivable	$1,003	$(134)	$869
Cemetery property	2,831	—	2,831
Property and equipment	607	—	607
Merchandise trusts, restricted, at fair value	3,080	—	3,080
Perpetual care trusts, restricted, at fair value	1,089	—	1,089
Intangible assets	340	—	340

Total assets	8,950	(134)	8,816

Liabilities:
Deferred margin	2,537	(133)	2,404
Other liabilities	318	—	318
Merchandise liabilities	2,342	—	2,342
Deferred tax liabilities	1,104	—	1,104
Perpetual care trust corpus	1,089	—	1,089

Total liabilities	7,390	(133)	7,257

Fair value of net assets acquired	1,560	(1)	1,559

Consideration paid	1,500	—	1,500

Gain on bargain purchase	$60	$(1)	$59

The results of operations and pro forma results related to this acquisition are not material to the financial statements taken as a whole.

Fourth Quarter 2010 Acquisition

On October 12, 2010, StoneMor LLC, StoneMor Kansas LLC, a Kansas limited liability company and StoneMor Kansas Subsidiary LLC, a Kansas limited liability company, each a wholly-owned subsidiary of the Company, entered into an Asset Purchase and Sale Agreement (the “4 th Quarter Purchase Agreement”) with Fairlawn Burial Park Association and Heritage II Inc., collectively the Sellers, and Edward J. Nazar as the Receiver.

Pursuant to the 4 th Quarter Purchase Agreement, Buyer acquired the assets of one cemetery and one funeral home in Kansas, purchased out of receivership. In consideration for the transfer, the Company paid approximately $0.7 million in cash, and posted a bond of approximately $0.3 million to fund permanent maintenance trust shortfalls and incurred approximately $0.6 million of liabilities in connection with this acquisition.

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

	Preliminary Assessment	Adjustments	Final Assessment
	(in thousands)
Assets:
Accounts receivable (net)	$198	$(118)	$80
Cemetery property	986	—	986
Merchandise trusts, restricted, at fair value	535	—	535
Perpetual care trusts, restricted, at fair value	412	—	412
Property and equipment	520	—	520

Total assets	2,651	(118)	2,533

Liabilities:
Deferred margin	1,010	—	1,010
Merchandise liabilities	932	—	932
Deferred tax liabilities	89	—	89
Perpetual care trust corpus	412	—	412

Total liabilities	2,443	—	2,443

Fair value of net assets acquired	208	(118)	90

Consideration paid	665	—	665

Goodwill from purchase	$457	$118	$575

The results of operations and pro forma results related to this acquisition are not material to the consolidated financial statements taken as a whole.

If the acquisitions from the first and second quarters of 2010 had been consummated on January 1, 2010, on a pro forma basis, for the year ended December 31, 2010, consolidated revenues would have been $204.8 million, consolidated net income (loss) would have been $(2.3) million and net income (loss) per limited partner unit (basic and diluted) would have been $(0.16). These pro forma results are unaudited and have been prepared for comparative purposes only and include certain adjustments such as decreased cost of goods sold related to the step-down in the basis of the cemetery property acquired and increased interest on the acquisition debt. They do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect on January 1, 2010 or of future results of operations of the locations. The results of operations of the acquired properties are included in the consolidated financial statements since the date of acquisition.

Revenues and net income included in operations since the dates of acquisition are $25.6 million and $7.2 million, respectively, for the year ended December 31, 2011 and $11.1 million and $1.1 million, respectively, for the year ended December 31, 2011.

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

Final Assessment

(in thousands)
Assets:
Merchandise trusts, restricted, at fair value	$1,385
Perpetual care trusts, restricted, at fair value	3,428
Liabilities:
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

Final Assessment

(in thousands)
Assets:
Merchandise trusts, restricted, at fair value	$321
Perpetual care trusts, restricted, at fair value	2,911
Liabilities:
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

Segment information is as follows:

As of and for the year ended December 31, 2011

As of December 31, 2011
	Cemeteries			Funeral Homes	Corporate	Adjustment	Total
	Southeast	Northeast	West
	(in thousands)
Revenues
Sales	$80,485	$32,894	$46,961	$—	$—	$(36,550)	$123,790
Service and other	33,271	24,369	31,497	—	—	(14,943)	74,194
Funeral home	—	—	—	31,163	—	(759)	30,404

Total revenues	113,756	57,263	78,458	31,163	—	(52,252)	228,388

Costs and expenses
Cost of sales	16,653	7,140	7,361	—	—	(5,039)	26,115
Cemetery	23,090	14,033	20,022	—	—	—	57,145
Selling	27,457	11,468	14,029	—	830	(8,493)	45,291
General and administrative	13,820	6,411	9,314	—	2	(3)	29,544
Corporate overhead	—	—	—	—	23,766	—	23,766
Depreciation and amortization	1,653	891	2,266	1,597	2,127	—	8,534
Funeral home	—	—	—	23,554	—	—	23,554
Acquisition related costs	—	—	—	—	4,604	—	4,604

Total costs and expenses	82,673	39,943	52,992	25,151	31,329	(13,535)	218,553

Operating profit	$31,083	$17,320	$25,466	$6,012	$(31,329)	$(38,717)	$9,835

Total assets	$472,472	$284,765	$383,696	$78,763	$29,429	$—	$1,249,125
Amortization of cemetery property	$3,483	$2,185	$1,005	$—	$—	$(81)	$6,592
Long lived asset additions	$13,883	$1,823	$7,816	$10,214	$588	$—	$34,324
Goodwill	$7,271	$—	$11,948	$17,220	$—	$—	$36,439

As of and for the year ended December 31, 2010

As of December 31, 2010
	Cemeteries			Funeral Homes	Corporate	Adjustment	Total
	Southeast	Northeast	West
	(in thousands)
Revenues
Sales	$76,419	$34,314	$37,079	$—	$10	$(40,043)	$107,779
Service and other	28,157	22,430	23,445	—	—	(10,065)	63,967
Funeral home	—	—	—	25,546	—	—	25,546

Total revenues	104,576	56,744	60,524	25,546	10	(50,108)	197,292

Costs and expenses
Cost of sales	15,477	8,455	5,927	—	6	(6,336)	23,529
Cemetery	20,518	13,490	14,776	—	—	—	48,784
Selling	24,486	11,176	11,142	—	596	(9,155)	38,245
General and administrative	11,835	6,108	6,631	—	17	—	24,591
Corporate overhead	—	—	—	—	24,379	—	24,379
Depreciation and amortization	1,448	782	1,157	1,654	3,804	—	8,845
Funeral home	—	—	—	19,937	—	—	19,937
Acquisition related costs	—	—	—	—	5,715	—	5,715

Total costs and expenses	73,764	40,011	39,633	21,591	34,517	(15,491)	194,025

Operating profit	$30,812	$16,733	$20,891	$3,955	$(34,507)	$(34,617)	$3,267

Total assets	$381,322	$266,745	$361,694	$49,461	$86,370	$—	$1,145,592
Amortization of cemetery property	$3,036	$3,398	$719	$—	$—	$(235)	$6,918
Long lived asset additions	$3,079	$3,703	$68,609	$8,441	$188	$—	$84,020
Goodwill	$456	$—	$11,801	$5,896	$—	$—	$18,153

As of and for the year ended December 31, 2009

As of December 31, 2009
	Cemeteries			Funeral Homes	Corporate	Adjustment	Total
	Southeast	Northeast	West
	(in thousands)
Revenues
Sales	$71,756	$33,743	$27,094	$—	$15	$(19,933)	$112,675
Service and other	27,976	20,450	12,863	—	—	(16,126)	45,163
Funeral home	—	—	—	23,365	—	—	23,365

Total revenues	99,732	54,193	39,957	23,365	15	(36,059)	181,203

Costs and expenses
Cost of sales	15,410	7,207	4,422	—	4	(5,249)	21,794
Cemetery	18,555	12,842	9,834	—	15	—	41,246
Selling	22,368	10,595	7,834	—	855	(7,529)	34,123
General and administrative	11,453	6,127	4,884	—	34	—	22,498
Corporate overhead	—	—	—	—	22,370	—	22,370
Depreciation and amortization	1,531	840	448	1,101	2,608	—	6,528
Funeral home	—	—	—	19,006	—	—	19,006
Acquisition related costs	—	—	—	—	1,072	—	1,072

Total costs and expenses	69,317	37,611	27,422	20,107	26,958	(12,778)	168,637

Operating profit	$30,415	$16,582	$12,535	$3,258	$(26,943)	$(23,281)	$12,566

Total assets	$371,155	$252,522	$162,664	$35,436	$33,524	$—	$855,301
Amortization of cemetery property	$3,091	$2,332	$615	$—	$—	$(237)	$5,801
Long lived asset additions	$5,685	$912	$695	$627	$4,448	$—	$12,367
Goodwill	$—	$—	$—	$480	$—	$—	$480

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

Level 1:	Quoted market prices available in active markets for identical assets or liabilities. The Company includes short-term investments, consisting primarily of money market funds, U.S. Government debt securities and publicly traded equity securities and mutual funds in its level 1 investments.

Level 2:	Quoted prices in active markets for similar assets; quoted prices in non-active markets for identical or similar assets; inputs other than quoted prices that are observable. The Company includes U.S. state and municipal, corporate and other fixed income debt securities in its level 2 investments.

Level 3:	Any and all pricing inputs that are generally unobservable and not corroborated by market data.

The following table allocates the Company’s assets measured at fair value as of December 31, 2011 and December 31, 2010.

As of December 31, 2011

Merchandise Trust

Description	Level 1	Level 2	Total
	(in thousands)
Assets
Short-term investments	$38,312	$—	$38,312
Fixed maturities:
U.S. government and federal agency	—	—	—
U.S. state and local government agency	—	23	23
Corporate debt securities	—	9,765	9,765
Other debt securities	—	1,100	1,100

Total fixed maturity investments	—	10,888	10,888

Mutual funds—debt securities	67,421	—	67,421
Mutual funds—equity securities—real estate sector	22,847	—	22,847
Mutual funds—equity securities—energy sector	28,057	—	28,057
Mutual funds—equity securities—MLP’s	20,308	—	20,308
Mutual funds—equity securities—other	70,076	—	70,076
Equity securities
Preferred REIT’s	9,001	—	9,001
Master limited partnerships	41,469	—	41,469
Global equity securities	21,882	—	21,882
Other invested assets	—	7,360	7,360

Total	$319,373	$18,248	$337,621

Perpetual Care Trust

Description	Level 1	Level 2	Total
	(in thousands)
Assets
Short-term investments	$22,607	$—	$22,607
Fixed maturities:
U.S. government and federal agency	513	—	513
U.S. state and local government agency	—	147	147
Corporate debt securities	—	22,154	22,154
Other debt securities	—	371	371

Total fixed maturity investments	513	22,672	23,185

Mutual funds—debt securities	60,806	—	60,806
Mutual funds—equity securities—real estate sector	24,580	—	24,580
Mutual funds—equity securities—energy sector	20,069	—	20,069
Mutual funds—equity securities—MLP’s	13,515	—	13,515
Mutual funds—equity securities—other	41,334	—	41,334
Equity securities
Preferred REIT’s	19,720	—	19,720
Master limited partnerships	27,998	—	27,998
Global equity securities	695	—	695
Other invested assets	—	170	170

Total	$231,837	$22,842	$254,679

As of December 31, 2010

Merchandise Trust

Description	Level 1	Level 2	Total
	(in thousands)
Assets
Short-term investments	$40,723	$—	$40,723
Fixed maturities:
U.S. government and federal agency	—	—	—
U.S. state and local government agency	—	23	23
Corporate debt securities	—	9,940	9,940
Other debt securities	—	1,538	1,538

Total fixed maturity investments	—	11,501	11,501

Mutual funds—debt securities	52,518	—	52,518
Mutual funds—equity securities—real estate sector	12,761	—	12,761
Mutual funds—equity securities—energy sector	29,119	—	29,119
Mutual funds—equity securities—MLP’s	20,077	—	20,077
Mutual funds—equity securities—other	64,708	—	64,708
Equity securities
Preferred REIT’s	16,549	—	16,549
Master limited partnerships	36,520	—	36,520
Global equity securities	22,192	—	22,192
Other invested assets	—	5,208	5,208

Total	$295,167	$16,709	$311,876

Perpetual Care Trust

Description	Level 1	Level 2	Total
	(in thousands)
Assets
Short-term investments	$20,583	$—	$20,583
Fixed maturities:
U.S. government and federal agency	600	—	600
U.S. state and local government agency	—	148	148
Corporate debt securities	—	22,692	22,692
Other debt securities	—	508	508

Total fixed maturity investments	600	23,348	23,948

Mutual funds—debt securities	55,149	—	55,149
Mutual funds—equity securities—real estate sector	13,026	—	13,026
Mutual funds—equity securities—energy sector	21,340	—	21,340
Mutual funds—equity securities—MLP’s	13,564	—	13,564
Mutual funds—equity securities—other	43,850	—	43,850
Equity securities
Preferred REIT’s	31,050	—	31,050
Master limited partnerships	25,426	—	25,426
Global equity securities	776	—	776
Other invested assets	—	978	978

Total	$225,364	$24,326	$249,690

All level 2 assets are priced utilizing independent pricing services. There were no level 3 assets.

17.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following summarizes certain quarterly results of operations:

	Three months ended
2011	March 31	June 30	September 30	December 31
	(in thousands, except unit data)
Revenues	$49,231	$60,107	$60,325	$58,725
Net income (loss)	(7,214)	815	(223)	(3,093)
General partners’ interest in net income (loss) for the period	(144)	16	(4)	(62)
Limited partners’ interest in net income (loss) for the period	(7,070)	799	(219)	(3,031)
Net income (loss) per common unit
Basic	$(0.40)	$0.04	$(0.01)	$(0.16)
Diluted	$(0.40)	$0.04	$(0.01)	$(0.16)

	Three months ended
2010	March 31	June 30	September 30	December 31
	(in thousands, except unit data)
Revenues	$40,670	$48,737	$52,130	$55,755
Net income (loss)	5,895	(1,460)	(1,901)	(3,981)
General partners’ interest in net income (loss) for the period	118	(29)	(38)	(80)
Limited partners’ interest in net income (loss) for the period	5,777	(1,431)	(1,863)	(3,901)
Net income (loss) per common unit
Basic	$0.43	$(0.11)	$(0.13)	$(0.25)
Diluted	$0.43	$(0.11)	$(0.13)	$(0.25)

Net income (loss) per common unit is computed independently for each quarter and the full year based upon respective average units outstanding. Therefore, the sum of the quarterly per share amounts may not equal the annual per share amounts.

18.	PARTNER’S CAPITAL

On February 9, 2011, the Company completed a follow-on public offering of 3,756,155 common units, including an option to purchase up to 731,155 common units to cover over-allotments which was exercised in full by the underwriters, at a price of $29.25 per unit, representing a 19.4% interest in the Company. Total gross proceeds from these transactions were approximately $109.9 million, before offering costs and underwriting discounts. Net proceeds of the offering, including the related capital contribution of the General Partner, after deducting underwriting discounts and offering expenses, were approximately $105.6 million. As part of this transaction, selling unitholders also sold 1,849,366 common units. The Company did not receive any of the proceeds generated by the sale of any units held by the selling unitholders.

On September 22, 2010, the Company completed a follow-on public offering of 1,725,000 common units, including an option to purchase up to 225,000 common units to cover over-allotments which was exercised in full by the underwriters, at a price of $24.00 per unit, representing a 10.9% interest in the Company. Total gross proceeds from these transactions were approximately $41.4 million, before offering costs and underwriting discounts. Net proceeds of the offering, including the related capital contribution of our General Partner, after deducting underwriting discounts and offering expenses, were approximately $39.6 million.

19.	SUBSEQUENT EVENT

On January 19, 2012, the Company entered into the New Credit Agreement. For additional information, see Note 9.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon, and as of the date of this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which appears herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of StoneMor Partners GP LLC and Unitholders of StoneMor Partners L.P.

Levittown, Pennsylvania

We have audited the internal control over financial reporting of Stonemor Partners L.P. and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Company and our report dated March 15, 2012 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

March 15, 2012

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

Directors and Executive Officers of StoneMor GP LLC

The following table shows information regarding the directors and executive officers of our general partner. Each director is elected for one-year terms or until his successor is duly elected and qualified. Messrs. Miller, Shane, M. Stache and R. Stache serve as executive officers of our general partner pursuant to their respective employment agreements.

Name	Age	Positions with StoneMor GP LLC
Lawrence Miller (1)	63	Chief Executive Officer, President and Chairman of the Board
William R. Shane (1)	65	Executive Vice President, Chief Financial Officer, Treasurer and Secretary
Michael L. Stache	60	Senior Vice President and Chief Operating Officer
Robert Stache	63	Senior Vice President—Sales
Paul Waimberg	54	Vice President—Finance and Corporate Development
Timothy K. Yost	45	Vice President—Financial Reporting and Investor Relations
Allen R. Freedman	71	Director
Peter K. Grunebaum	78	Director
Robert B. Hellman, Jr.	52	Director
Martin R. Lautman, Ph.D.	65	Director
Fenton R. Talbott	70	Director
Howard L. Carver	67	Director

1.	The Amended and Restated Limited Liability Company Agreement of our general partner, as amended, or the GP LLC Agreement, specifies that, so long as Mr. Miller serves as Chief Executive Officer of our general partner, he shall also serve as a director of our general partner and, so long as Mr. Shane serves as Chief Financial Officer of our General Partner, he shall also serve as a director of our general partner.

Executive Officers and Board Members

We have two individuals who serve as both executive officers and as members of the Board of Directors of StoneMor GP LLC, our general partner.

Lawrence Miller has served as our Chief Executive Officer, President and Chairman of the Board of Directors of our general partner since our formation in April 2004 and had served as the Chief Executive Officer and President of Cornerstone, since March 1999 through April 2004. Prior to joining Cornerstone, Mr. Miller was employed by The Loewen Group, Inc. (now known as the Alderwoods Group, Inc.), where he served in various management positions, including Executive Vice President of Operations from January 1997 until June

1998, and President of the Cemetery Division from March of 1995 until December 1996. Prior to joining The Loewen Group, Mr. Miller served as President and Chief Executive Officer of Osiris Holding Corporation, a private consolidator of cemeteries and funeral homes of which Mr. Miller was a one-third owner, from November 1987 until March 1995, when Osiris was sold to The Loewen Group. Mr. Miller served as President and Chief Operating Officer of Morlan International, Inc., one of the first publicly traded cemetery and funeral home consolidators from 1982 until 1987, when Morlan was sold to Service Corporation International. Mr. Miller has been retained in this position due to his extensive experience in the death care industry, his expansive operations experience and acumen, his contacts within the death care community and his long tenure of service with us and our affiliates.

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

Additional Directors

A brief biography of all non-executive directors of our General Partner is included below:

Allen R. Freedman has served on the Board of Directors of our General Partner since our formation in April 2004, and had served as a director of Cornerstone since October 2000 through April 2004. Mr. Freedman is a graduate of Tufts University and the University of Virginia School of Law. Mr. Freedman retired in July 2000 from his position as Chairman and Chief Executive Officer of Fortis, Inc., a specialty insurance company that he started in 1979. He continued to serve on the board of Assurant, Inc. (successor to Fortis, Inc.) until May of 2011. He was previously Chairman of the Board of Systems & Computer Technology Corporation until 2004 and Indus, Inc. until 2007. He currently serves as trustee of the Eaton Vance Mutual Funds Group where he serves on the Governance and Portfolio Management Committees as well as the Chair of the Ad Hoc Committee. Mr. Freedman has served on the board of a number of charitable organizations including the Philadelphia Orchestra and the United Way of New York. He currently serves on the board of Opera America, the service organization for over 100 opera companies in the United States, Canada and Europe. He is also a founding director of the Association of Audit Committee Members, Inc. Mr. Freedman has been retained as a member of the Board of Directors of our general partner due to his extensive financial experience, his investment and general management experience in the field or related fields in which the company operates and his experience on other boards of public companies.

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

Robert B. Hellman, Jr. has served on the Board of Directors of our general partner since our formation in April 2004 and had served as a director of Cornerstone since March 1999 through April 2004. Mr. Hellman is the

Chief Executive Officer and a Managing Director of McCown De Leeuw & Co., LLC, which he joined in 1987. McCown De Leeuw & Co., LLC is the sponsor of numerous private equity investment funds. Mr. Hellman was named Managing Director in 1991 and Chief Executive Officer in 2001. Mr. Hellman also co-founded American Infrastructure MLP Funds in 2006. He has been a private equity investor for 25 years and responsible for inventing the pioneering idea of applying the MLP structure to the deathcare industry, which led to our IPO as a MLP. Mr. Hellman received an MBA from the Harvard Business School with Baker Scholar Honors, an MS in economics from the London School of Economics, and a BA in economics from Stanford University. He is a member of the board of the Stanford Institute for Economic Policy Research. Mr. Hellman has been retained as a member of the Board of Directors of our General Partner due to his involvement in our initial public offering, his extensive investment experience and his prior experience with raising capital.

Martin R. Lautman, Ph.D., has served on the Board of Directors of our general partner since our formation in April 2004 and as a director of Cornerstone since its formation in March 1999 through April 2004. Dr. Lautman is currently the Managing Director of Marketing Channels, Inc., a company that provides marketing and marketing research consulting services to the information industry. Most recently, he served as the President and CEO of GfK Custom Research North America, a division of a public worldwide marketing services company headquartered in Nuremburg, Germany. Prior to that he was the Senior Managing Director of ARBOR a U.S.-based marketing research agency, where he held several positions including Senior Managing Director since 1974. He has also served with Numex Corporation, a public machine-tool manufacturing company, as President from 1987 to 1990 and as a director from 1991 to 1997. From 1986 to 2000, Dr. Lautman served on the Board of Advisors of Bachow Inc., a private equity firm specializing in high-tech companies and software and is now active in venture capital serving as a venture partner in three early stage funds. Dr. Lautman is currently a board member for two family-owned businesses, E.P. Henry, a hardscaping company and A. Duie Pyle, a trucking company. He has lectured on marketing at The Cornell Hotel School and at The Columbia University School of Business and currently teaches marketing strategy in the MBA program at The Wharton School of Business of the University of Pennsylvania. Dr. Lautman has been retained as a member of the Board of Directors of our General Partner due to his involvement in numerous boards, his strategic planning experience and his capital raising background.

Fenton R. “Pete” Talbott has served on the Board of Directors of our general partner since our formation in April 2004 and had served as Chairman of the Board of Cornerstone since April 2000 through April 2004. Mr. Talbott served as the President of Talbott Advisors, Inc., a consulting firm, from January 2006 through January 2010. Mr. Talbott previously served as an operating affiliate of McCown De Leeuw & Co., LLC from November 1999 to December 2004. Additionally, he served as the Chairman of the Board of Telespectrum International, an international telemarketing and market-research company, from August 2000 to January 2001. Prior to 1999, Mr. Talbott held various executive positions with Comerica Bank, American Express Corporation, Bank of America, The First Boston Corp., CitiCorp., and other entities. He currently serves as a board member of the Preventative Medicine Research Institute, Kansas University Board of Trustees and Christus/St. Vincent Hospital Foundation. Mr. Talbott has been retained as a member of the Board of Directors of our General Partner due to his extensive operational experience, his private consulting experience and his extensive professional contact base.

Howard L. Carver has served on the Board of Directors of our general partner since August 2005. Mr. Carver retired in June 2002 from Ernst & Young. During his 35-year career with the firm, Mr. Carver held a variety of positions in six U.S. offices, culminating with the position of managing partner responsible for the operation of the Hartford, Connecticut office. Since June 2002, Mr. Carver has served on the boards of directors of Assurant, Inc. (formerly Fortis, Inc.) and Phoenix National Trust Company (until its sale in April 2004) and has been the chair of the Audit Committee for both boards. Since September 2004, Mr. Carver had served on the board of directors of Open Solutions, Inc. and was the chair of that company’s Audit Committee (until January 23, 2007 when Open Solutions, Inc was sold). Effective January 2012, Mr. Carver was appointed to the Audit Committee of Pinnacol Assurance, the workers compensation facility for the State of Colorado. Mr. Carver has been retained as a member of the Board of Directors of our General Partner due to his extensive financial and audit experience, and his risk management background.

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

General Information

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

Messrs. M. Stache and R. Stache are brothers.

Board Meetings and Executive Sessions, Communications with Directors and Board Committees

From January 1, 2011 to December 31, 2011, the Board of Directors of our general partner held four meetings. All directors then in office attended all of these meetings, either in person or by teleconference.

Our Board of Directors holds regular executive sessions, in which non-management board members meet without any members of management present. Mr. Hellman, our Lead Director, presides at regular sessions of the non-management members of our Board of Directors.

Interested parties, including unitholders, may contact one or more members of our Board of Directors, including non-management directors individually or as a group, by writing to the director or directors in care of the Secretary of our general partner at our principal executive offices. A communication received from an interested party or unitholder will be promptly forwarded to the director or directors to whom the communication is addressed. We will not, however, forward sales or marketing materials or correspondence primarily commercial in nature, materials that are abusive, threatening or otherwise inappropriate, or correspondence not clearly identified as interested party or unitholder correspondence.

We have standing Audit, Conflicts, Trust and Compliance, and Nominating, Compensation and Corporate Governance Committees of the Board of Directors of our general partner. The Board of Directors of our general partner appoints the members of such committees. The Audit Committee has a written charter approved by the board, which is posted on our website at www.stonemor.com under the “Investor Relations” section. The current members of the committees, the number of meetings held by each committee from January 1, 2011 to December 31, 2011, and a brief description of the functions performed by each committee are set forth below.

Audit Committee (8 meetings)

The members of the Audit Committee are Messrs. Freedman (Chairman), Grunebaum and Carver. Messrs. Freedman, Carver and Grunebaum attended all meetings of the Audit Committee for the period noted above. The primary responsibilities of the Audit Committee are to assist the Board of Directors of our general partner in its general oversight of our financial reporting, internal controls and audit functions, and it is directly responsible for the appointment, retention, compensation and oversight of the work of our independent auditors. Messrs. Freedman, Carver and Grunebaum each qualify as “independent” under applicable standards established by the SEC and NYSE for members of audit committees.

In addition, the Audit Committee includes two members who are determined by the Board of Directors of our general partner to have accounting or related financial management expertise and to meet the qualifications of an “audit committee financial expert” in accordance with NYSE listing standards and SEC rules, as applicable, including that the persons meet the relevant definition of an “independent” director. Messrs. Freedman and Carver are the independent directors who have been determined to have accounting or related financial management expertise and to be audit committee financial experts. Unitholders should understand that this designation is a disclosure requirement of the SEC related to Messrs. Freedman and Carver’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose on Messrs. Freedman and Carver any duties, obligations or liability that are greater than are generally imposed on them as members of the Audit Committee and the Board of Directors of our general partner, and their designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or Board of Directors.

Conflicts Committee (7 meetings)

The members of the Conflicts Committee are Messrs. Freedman (Chairman), Carver and Grunebaum. The primary responsibility of the Conflicts Committee is to review matters that the directors believe may involve conflicts of interest. The Conflicts Committee determines if the resolution of the conflict of interest is fair and reasonable to us. The members of the Conflicts Committee may not be officers or employees of our general partner or directors, officers, or employees of its affiliates and must meet the independence standards to serve on an audit committee of a board of directors established by the NYSE and certain other requirements. Any matters approved by the Conflicts Committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners, and not a breach by our general partner of any duties it may owe us or our unitholders. In 2011, the Conflicts Committee acted as a special committee of the board of directors. Mr. Freedman recused himself from the meetings of the special committee, and Mr. Carver was appointed acting Chairman.

Conflicts of interest may arise between us and our unitholders, on the one hand, and our general partner and its affiliates, including the MDC IV Liquidating Trusts, on the other hand. These conflicts include decisions made by our general partner (such as the amount and timing of borrowings or whether to acquire additional cemeteries) that may result in our general partner receiving incentive distributions.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Our general partner’s directors, officers and beneficial owners of more than 10 percent of common units are required to file reports of ownership and reports of changes in ownership with the SEC. Directors, officers and beneficial owners of more than 10% of our common units are also required to furnish us with copies of all such reports that are filed. Based on our review of copies of such forms and amendments, we believe that all of our directors, executive officers and greater than 10% beneficial owners complied with all filing requirements under Section 16(a) of the Exchange Act during the year ended December 31, 2011, except, through inadvertence, one Form 4 relating to two transactions for Mr. Hellman was not timely filed.

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

Annual Cash Incentive Program

Our annual cash incentive program is designed to motivate our executives to achieve our short-term earnings growth and cash distribution goals. For 2011, our goal was to exceed a pre-determined level of earnings before depreciation, interest, taxes and amortization, or EBITDA. The amount earned under this program by each of our executive officers named in the Summary Compensation Table is set forth in such table under the caption “Non-Equity Incentive Plan Compensation”. The aggregate cash incentive payments available for our executive officers are allocated in proportion to their base salaries. For 2011, our EBITDA goal was not achieved, and no payments were made. The minimum EBITDA goal, the other elements of our annual cash incentive program and the identity of the participants in the program were determined at the discretion of the board of directors and compensation committee, after considering the recommendations of our chief executive officer.

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

The 2011 awards made under our long-term incentive plan to our executive officers were awards of 955 restricted phantom units, to each of Messrs. Miller and Shane, pursuant to their distribution equivalent rights, which become payable, in cash or common units, at our election, upon the separation of the executive from service or upon the occurrence of certain other events specified in the applicable agreement and unit appreciation rights, which vest ratably over a period of approximately four years. For additional information, see Note 12 to consolidated financial statements included in this Annual Report on Form 10-K.

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

Executive Pay Parity

We provide each of Messrs. Miller (our CEO, President and Chairman) and Shane (our Executive Vice President, Chief Financial Officer and Director) with salaries, bonuses, long-term incentives and perquisites, and we provide each of Messrs. M. Stache (our Senior Vice President and Chief Operating Officer) and R. Stache (our Senior Vice President—Sales) with identical salaries, bonuses and long-term incentives and perquisites. The board and compensation committee believe that pay parity among similar level executives fosters team work and minimizes internal dissension.

Other Matters

The compensation committee and board did not engage outside compensation consultants in 2011 but did consider available comparable company data in making compensation related decisions in 2011. The board has not established a policy for the adjustment of any compensation award or payment if the relevant performance measures on which they are based are restated or adjusted. The board has not established any security ownership guidelines for executive officers and considered the existing equity ownership levels of recipients of awards made during 2009. The board considered the impact of accounting and tax treatments to us and the recipients in granting awards in 2009 under our long-term incentive plan.

COMPENSATION COMMITTEE REPORT

The Compensation, Nominating and Corporate Governance Committee of the board of directors of our general partner has reviewed and discussed with management the Compensation Discussion and Analysis for the year ended December 31, 2011. Based on such review and discussions, the Compensation, Nominating and Corporate Governance Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

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

Name and Principal Position	Year	Salary ($)		Unit Awards (1) ($)	Unit Option Awards (1) ($)	Non-equity Incentive Plan Compensation (2) ($)	All Other Compensation (3) ($)	Total ($)
Lawrence Miller	2011	$500,000	(4)	$26,526	$—	$—	$18,947	$545,473	(5)
Chief Executive Officer, President and Chairman of the Board	2010	$392,308	(4)	$23,245	$—	$291,704	$33,656	$740,913	(5)
	2009	$392,308	(4)	$188,000	$418,250	$—	$14,686	$1,013,244	(5)

William R. Shane	2011	$440,000	(4)	$26,526	$—	$—	$19,925	$486,451	(5)
Executive Vice President, Chief Financial Officer and Director	2010	$392,308	(4)	$23,245	$—	$291,704	$29,166	$736,423	(5)
	2009	$392,308	(4)	$188,000	$418,250	$—	$14,715	$1,013,273	(5)

Michael L. Stache	2011	$315,000	(4)	$—	$—	$—	$17,803	$332,803	(5)
Senior Vice President and Chief Operating Officer	2010	$279,519	(4)	$—	$—	$152,479	$27,838	$459,836	(5)
	2009	$279,519	(4)	$—	$179,250	$—	$13,000	$471,769	(5)

Robert Stache	2011	$315,000	(4)	$—	$—	$—	$12,000	$327,000	(5)
Senior Vice President—Sales	2010	$279,519	(4)	$—	$—	$152,479	$27,838	$459,836	(5)
	2009	$279,519	(4)	$—	$179,250	$—	$13,000	$471,769	(5)

Paul Waimberg	2011	$187,000		$—	$—	$—	$6,000	$193,000	(5)
Vice President—Finance and Corporate Development	2010	$174,698		$—	$—	$43,063	$3,330	$221,091	(5)
	2009	$175,698		$—	$59,750	$—	$—	$235,448	(5)

(1)	Represents the aggregate grant date fair value of awards made during the year in accordance with Financial Accounting Statandards Board Accounting Standards Codification Topic 718 referred to as “ASC Topic 718” based on the assumptions set forth in Note 12 to the consolidated financial statements included in our Annual Report on Form 10-K. In 2011, Messrs. Miller and Shane each received 955.27 Restricted Phantom Units with an aggregate fair value of $26,526. In 2010, Messrs. Miller and Shane each received 1035.84 Restricted Phantom Units with an aggregate fair value of $23,245. In 2009, Messrs. Miller and Shane each received 10,000 Restricted Phantom Units with an aggregate fair value of $188,000 and 175,000 Unit Appreciation Rights with an aggregate fair value of $418,250, Messrs. M. Stache and R. Stache each received 75,000 Unit Appreciation Rights with an aggregate fair value of $179,250, and Mr. Paul Waimberg received 25,000 Unit Appreciation Rights with an aggregate fair value of $59,750.
(2)	Represents the amount distributed under our Annual Cash Incentive Program. Payments under the plan are based upon attaining an internally generated calculation of EBITDA.
(3)	Other compensation for 2011 includes an auto allowance of $13,200 for Messrs. Miller and Shane , $12,000 for Messrs. M. Stache and R. Stache, and $6,000 for Messr. Waimberg and $5,747 in expenses related to the travel of the spouse of Messr. Miller, $6,725 for the travel of the spouse of Messr. Shane and $5,803 for the travel of the spouse of Messr. M. Stache on business trips. Other compensation for 2010 includes an auto allowance of $12,100 for Messrs. Miller and Shane and $11,000 for Messrs. M. Stache and R. Stache, $4,490 in expenses related to the travel of the spouses of Messrs. Miller, M. Stache and R. Stache on business trips, and a payment of $17,066 for Messrs. Miller and Shane, $12,348 for Messrs M. Stache and R. Stache and $3,330 for Messr. Waimburg representing a distribution on units that were set to be issued, but for administrative reasons, were not issued prior to the dividend declaration date. Other compensation for 2009 consists of auto allowances plus $386 and $415 in expenses related to the travel of the spouses of Messrs. Miller and Shane, respectively, on business trips.

(4)	Base salary is payable pursuant to the terms of an employment agreement effective as of September 20, 2004. (See “Employment Agreements”)
(5)	For information regarding cash distributions that may be received by our named executive officers by reasons of their ownership interests in our general partner or its affiliates see “Item 13. Certain Relationships and Related Transactions, and Director Independence”.

2011, 2010 and 2009 Annual Cash Incentive Program

Payments under our Annual Cash Incentive Program are based upon attaining an internally generated calculation of EBITDA.

The table below details the target EBITDA and bonus amounts granted to each named executive for the years ended December 31, 2011, 2010 and 2009.

	For the year ended December 31,
	2011			2010			2009
	Target EBITDA	Actual EBITDA	Bonus Paid	Target EBITDA	Actual EBITDA	Bonus Paid	Target EBITDA	Actual EBITDA	Bonus Paid
Lawrence Miller	$72,480,000	$68,936,000	$—	$66,024,707	$71,892,109	$291,704	$55,242,000	$47,556,000	$—
William Shane	$72,480,000	$68,936,000	$—	$66,024,707	$71,892,109	$291,704	$55,242,000	$47,556,000	$—
Michael Stache	$72,480,000	$68,936,000	$—	$66,024,707	$71,892,109	$152,479	$55,242,000	$47,556,000	$—
Robert Stache	$72,480,000	$68,936,000	$—	$66,024,707	$71,892,109	$152,479	$55,242,000	$47,556,000	$—
Paul Waimberg	$72,480,000	$68,936,000	$—	$66,024,707	$71,892,109	$43,063	$55,242,000	$47,556,000	$—

Total EBITDA generated for the years ended December 31, 2011, 2010 and 2009 were approximately $69.0 million, $71.9 million and $47.6 million, respectively. In 2010, we exceeded our target level of approximately $66.0 million in EBITDA and we accrued cash incentive compensation for the named executives as noted in the Summary Compensation Table above that was paid in 2011. In 2011 and 2009, this amount was below our target level of approximately, $72.5 million and $55.2 million, respectively, and accordingly, we paid no cash incentive compensation.

The EBITDA measurement utilized for our Annual Cash Incentive Program is a non-GAAP financial measure. The table below reconciles Net Income as shown in our Consolidated Statement of Operations (the GAAP measure we believe most closely reconciles to this calculation of EBITDA) to EBITDA used in our calculation of our Annual Cash Incentive Program:

	For the year ended December 31,
	2011	2010	2009
	(amounts in thousands)
Net income (loss)	$(9,715)	$(1,447)	$(4,388)

Acquisition related costs	4,604	5,715	2,292
Interest expense	19,198	21,973	14,409
Total income taxes	(4,019)	(5,383)	(1,945)
Depreciation and amortization	8,534	8,845	6,528
Amortization of cemetery property	6,668	7,027	5,864
Non-cash unit-based compensation	773	711	1,576
(Gains) losses from the sale or purchase of certain defined assets	(790)	6,486	(349)
Other non-cash (gains) losses	595	500	4,923
Increase in deferred cemetery revenues and expenses, net	38,717	34,617	18,646
Early extinguishemnt of debt and refinancing expenses	4,463	—	—
Gains on acquisitions or dispositions	(92)	(7,152)	—

EBITDA	$68,936	$71,892	$47,556

GRANTS OF PLAN-BASED AWARDS DURING THE YEAR ENDED DECEMBER 31, 2011

The following table sets forth information regarding grants of plan-based awards to our named executive officers during the year ended December 31, 2011.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#) (1)	Grant Date Fair Value of Stock and Option Awards

Lawrence Miller	2/14/11	215.47	$6,346
	5/16/11	252.09	$6,582
	8/15/11	238.38	$6,729
	11/14/11	249.33	$6,869
William R. Shane	2/14/11	215.47	$6,346
	5/16/11	252.09	$6,582
	8/15/11	238.38	$6,729
	11/14/11	249.33	$6,869

(1)	Under an executive restricted phantom unit agreement entered into under our long-term incentive plan, Messrs. Miller and Shane were credited with 955.27 phantom units during 2011 pursuant to their distribution equivalent rights.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2011

The following table sets forth information with respect to outstanding equity awards at December 31, 2011 for our named executive officers.

	Option Awards				Unit Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested
Lawrence Miller	87,500	87,500	$18.80	12/16/2014	11,991	$281,189
William R. Shane	87,500	87,500	$18.80	12/16/2014	11,991	$281,189
Michael L. Stache	37,500	37,500	$18.80	12/16/2014	—	$—
Robert Stache	37,500	37,500	$18.80	12/16/2014	—	$—
Paul Waimberg	7,500	12,500	$18.80	12/16/2014	—	$—

(1)	Pursuant to a unit appreciation rights agreement entered into under our long-term incentive plan, on December 16, 2009, Messrs. Miller, Shane, M. Stache, R. Stache, and Waimberg were each granted 175,000, 175,000, 75,000, 75,000, and 25,000 unit appreciation rights, respectively. The UARs entitle each executive to receive, in our whole common units or cash, at our election, the excess of the fair value of the common unit on the exercise date over the base exercise price of $18.80, which was the last trading price of a common unit immediately preceeding the grant. The UAR’s vest ratably over a period of 48 months beginning on the grant date.
(2)	Pursuant to an executive restricted phantom unit agreement entered into under our long-term incentive plan, on December 16, 2009, Messrs. Miller and Shane each received 10,000 phantom units and were each credited with an additional 1,991 phantom units through December 31, 2011 pursuant to their distribution equivalent rights. The phantom units become payable, in cash or common units, at our election, upon the separation of the executive from service as an executive of our general partner or upon the occurrence of certain other events. The market value has been computed by multiplying the closing price of the common units on December 31, 2011 by the number of unvested units.

OPTION EXERCISES AND STOCK VESTED DURING YEAR ENDED DECEMBER 31, 2011

The following table provides information about the value realized by the named executive officers on the vesting of phantom units and exercise of unit appreciation rights during the year ended December 31, 2011.

	Unit Awards
	Number of Shares Acquired on Vesting (#) (1)	Value Realized on Vesting ($) (1)

Paul Waimberg	5,000	$51,100

(1)	Mr. Waimberg exercised 5,000 UARs which had vested under our Long Term Incentive Plan. The UARs had an exercise price of $18.80 per share and their exercise resulted in the issuance of 1,760 units based upon the difference between the fair value of our outstanding common units on October 28, 2011 ($29.02), the date as of which the number of units to be issued upon the exercise of the UARs was determined.

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

Potential Payments upon Termination or Change of Control

The following table describes the potential payments and benefits under the employment agreements and agreements relating to awards granted under our long-term incentive plan to which the named executive officers would be entitled upon termination of employment if our general partner terminated their employment without cause or if the executive terminates for good reason, assuming the termination took place on December 31, 2011. A change of control of our general partner or of us would not trigger severance payments but would accelerate the vesting of the outstanding unvested awards granted under our long-term incentive plan.

	Cash Severance Payment ($) (1)	Continuation of Medical Welfare Benefits (Present Value) ($) (2)	Acceleration and Continuation of Equity Awards (Unamortized Expense as of December 31, 2011 ($) (3)	Excise Tax Gross Up ($)	Total Termination Benefits ($)
Lawrence Miller	$1,250,000	$29,303	$688,064	$—	$1,967,367
William R. Shane	$1,100,000	$37,961	$688,064	$—	$1,826,025
Michael L. Stache	$787,500	$29,303	$174,375	$—	$991,178
Robert Stache	$787,500	$29,303	$174,375	$—	$991,178
Paul Waimberg	$—	$—	$58,125	$—	$58,125

(1)	Messrs. Miller, Shane, M. Stache and R. Stache are each entitled to 2.5 times their base annual salary. The 2010 and 2009 base salary amount disclosed in the executive compensation table included a reduction for a furlough program. The cash severance benefit does not get reduced for the furlough program.
(2)	Messrs. Miller, Shane, M. Stache and R. Stache are each entitled to continued coverage under our medical insurance program for two years.
(3)	At December 31, 2011, Messrs. Miller and Shane each held 11,991 deferred executive phantom units. Messrs. Miller, Shane, M. Stache, R. Stache, and Waimberg each had 87,500, 87,500, 37,500, 37,500, and 12,500 unvested UAR’s for which the strike price was $18.80. The amount calculated hereunder is based upon the fair value of our outstanding common units at December 31, 2011 ($23.45). The fair value of Messrs. Miller and Shane’s deferred executive phantom units is equal to the total units outstanding multiplied by the December 31, 2011 fair value of our common units. The value of all UAR’s is equaled to the total UAR’s granted multiplied by the remainder of the fair value of our common units at December 31, 2011 less their strike price ($18.80).

DIRECTOR COMPENSATION

The following table sets forth compensation information for 2011 for each member of our general partner’s board of directors who is not also an executive officer. Our executive officers do not receive additional compensation for serving on the board. See “Summary Compensation Table” for disclosures related to our executive-officer directors, Lawrence Miller and William R. Shane.

	Fees Earned or Paid in Cash ($)	Unit Awards ($) (2) (3)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Howard Carver (1)	$41,750	$45,399	$—	$—	$—	$—	$87,149
Allen Freedman (1)	$44,000	$47,935	$—	$—	$—	$—	$91,935
Peter Grunebaum (1)	$57,375	$36,909	$—	$—	$—	$—	$94,284
Robert B. Hellman, Jr. (1)	$37,000	$21,809	$—	$—	$—	$—	$58,809
Martin R. Lautman (1)	$29,500	$47,935	$—	$—	$—	$—	$77,435
Fenton R. Talbott (1)	$43,750	$42,775	$—	$—	$—	$—	$86,525

(1)	Each board member receives an annual cash retainer of $22,500, an annual retainer in deferred restricted phantom units of $12,500, an additional $10,000 annual retainer which can be received in cash, deferred restricted phantom units or a combination of cash and deferred restricted phantom units at the board member’s election, a meeting fee of $1,000 for each meeting of the board of directors attended in person and $750 for each committee meeting attended in person, a fee of $500 for participation in each telephone board call that is greater than one hour, but less than two hours, and $1,000 for participation in each telephone board call that is two hours or more. In addition, Mr. Freedman receives an annual retainer of $10,000 as the Chairman of the Audit Committee and Mr. Talbott recives annual retainers of $2,500 for serving as the chairman for both our compensation committee and our trusts and compliance committee.
(2)	During 2011, each of Messrs. Carver, Freedman and Lautman were awarded 808.88 deferred restricted phantom units, Mr. Talbot was awarded 629.13 deferred restricted phantom units, Mr. Grunebaum was awarded 449.38 deferred restricted phantom units and Mr. Hellman was awarded 625.51 deferred restricted phantom units in payment of the portion of their annual retainer. The deferred restricted phantom units are credited to a mandatory deferred compensation account established for each such person. For each deferred restricted phantom unit in such account, we credit the account, solely in additional deferred restricted phantom units, an amount of distribution equivalent rights so as to provide the deferred restricted phantom unit holders a means of participating on a one-for-one basis in distributions made to holders of our common units. In 2011, Messrs. Freedman and Lautman were each credited with an additional 916.21 deferred restricted phantom units, Mr. Talbott was credited with an additional 910.37 deferred restricted phantom units, Mr. Grunebaum was credited with an additional 879.18 deferred restricted phantom units, Mr. Carver was credited with an additional 824.87 deferred restricted phantom units and Mr. Hellman was credited with an additional 155.28 deferred restricted phantom units pursuant to their distribution equivalent rights. In addition to these amounts, Messrs. Freedman, Lautman, Talbott, Grunebaum , Carver and Hellman each own additional deferred restricted phantom units, in each case received in connection with their annual directors’ compensation for years prior to 2011. Accordingly, at December 31, 2011, the aggregate number of awards outstanding for each of our non-employee directors was 12,006.31 for each of Messrs. Freedman and Lautman, 11,820.73 for Mr. Talbott, 11,316.81 for Mr. Grunebaum, 10,859.79 for Mr. Carver and 2,384.73 for Mr. Hellman. Payments to participants of the participant’s mandatory deferred compensation account will be made on the earlier of (i) separation of the participant from service as a director, (ii) disability, (iii) unforeseeable emergency, (iv) death, or (v) change of control of our company or our general partner Participants will be paid at our election in our common units or cash. Each board member also owns 15,000 Unit Appreciation Rights, which were granted in 2009. See Note 12 of our Consolidated Financial Statements regarding assumptions we used underlying the valuation of equity awards.

(3)	See the table below:

Represents the aggregate grant date fair value of awards made during the year in accordance with ASC Topic 718 based on the assumptions set forth in Note 12 to the consolidated financial statements included in our Annual Report on Form 10-K.

The grant date fair value of each grant awarded to each director of our General Partner who was not also an Executive Officer of Our General Partner is as follows:

		Fair value of units granted
Grant date	Fair Value per Unit	Allen Freedman	Martin Lautman	Fenton Talbott	Peter Grunebaum	Robert Hellman	Howard Carver
2/14/2011	$29.45	$5,912	$5,912	$5,912	$5,743	$922	$5,305
3/8/2011	$28.58	$5,625	$5,625	$4,375	$3,125	$3,125	$5,625
5/10/2011	$26.07	$5,625	$5,625	$4,375	$3,125	$3,125	$5,625
5/16/2011	$26.11	$6,247	$6,247	$6,222	$6,021	$1,021	$5,618
8/15/2011	$28.23	$6,513	$6,513	$6,459	$6,226	$1,114	$5,870
8/30/2011	$28.64	$5,625	$5,625	$4,375	$3,125	$5,625	$5,625
11/8/2011	$28.14	$5,625	$5,625	$4,375	$3,125	$5,625	$5,625
11/14/2011	$27.55	$6,763	$6,763	$6,682	$6,419	$1,252	$6,106

Total		$47,935	$47,935	$42,775	$36,909	$21,809	$45,399

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

Compensation Committee Interlocks and Insider Participation

None of the persons who served as members of the Nominating, Compensation and Corporate Governance Committee (Fenton R. Talbott, Robert B. Hellman, Jr. or Martin R. Lautman) in 2011 has ever been an officer or other employee of our company, or has any relationship requiring disclosure under Item 404 of Regulation S-K other than as described in “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Additionally, there were no compensation committee “interlocks” during 2011, which generally means that none of executive officers of our general partner served as a director or member of the compensation committee of another entity, one of whose executive officers served as a director or member of the Nominating, Compensation and Corporate Governance Committee of the board of directors of our general partner.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 1, 2012, the beneficial ownership of the common units of StoneMor as of March 1, 2012 held by beneficial owners of 5% or more of the units, if any, by directors and named executive officers of our general partner and by all directors and executive officers of our general partner as a group. Unless otherwise indicated, the address for each unitholder is c/o StoneMor Partners L.P., 311 Veterans Highway, Suite B, Levittown, PA 19056. Unless otherwise indicated, the beneficial owner named in the table is deemed to have sole voting and sole dispositive power of the units set forth opposite such beneficial owner’s name.

	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
Lawrence Miller (1)	179,700	*
William R. Shane (2)	179,700	*
Michael Stache	50,071	*
Robert Stache	50,071	*
Paul Waimberg	7,431	*
Allen R. Freedman (3)	42,432	*
Robert B. Hellman, Jr.	3,016	*
Martin R. Lautman, Ph.D.	114,839	*
Fenton R. Talbott	35,766	*
Peter Grunebaum	7,550	*
Howard L. Carver	4,560	*
All directors and executive officers as a group (12 persons)	655,203	3.4%

*	Less than one percent
(1)	Includes 64,167 common units held by LDLM Associates, LP, and 28,500 common units held by Osiris Investments, LP. Mr. Miller is the grantor and trustee of the Miller Revocable Trust, which is the general partner of LDLM Associates, LP. Mr. Miller is also a limited partner of LDLM Associates, LP, holding 98% of its limited partner interests. Mr. Miller and Mr. Shane are each 50% members of Osiris Investments LLC, which is the general partner of Osiris Investments LP. Mr. Miller therefore may be deemed to beneficially own all of the units beneficially owned by LDLM Associates, LP and Osiris Investments, LP. Pursuant to an agreement between Mr. Miller and Bank of America, N.A., as lender (the “Lender”), Mr. Miller pledged 151,200 common units as security for a loan Lender made to Mr. Miller (the “Pledge Agreement”). In the absence of a default, the Pledge Agreement does not grant to the Lender the power to dispose or direct the disposition of the pledged securities.
(2)	Includes 64,167 common units held by Ten Twenty, LP and 28,500 common units held by Osiris Investments, LP. Mr. Shane is the general partner of Ten Twenty LP. Mr. Miller and Mr. Shane are each 50% members of Osiris Investments LLC, which is the general partner of Osiris Investments LP. Mr. Shane therefore may be deemed to beneficially own all of the units beneficially owned by Ten Twenty LP and Osiris Investments, LP.
(3)	Includes 21,798 common units held by Mr. Freedman’s spouse and over which Mr. Freedman may be deemed to have beneficial ownership.

Equity Compensation Plan Information

The following table details information regarding our equity compensation plan as of December 31, 2011:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders (1)	235,052	$16.92	853,330
Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	235,052	$16.92	853,330

(1)	Includes 84,377 in restricted and phantom units and 151,192 UAR’s that would be issued upon exercise based upon the strike price of the UAR and the fair value of our common units at December 31, 2011.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Independence of Directors

Even though most companies listed on the NYSE are required to have a majority of independent directors serving on the board of directors of the listed company, the NYSE does not require a listed limited partnership like us to have a majority of independent directors on the board of directors of its general partner. The board of directors has determined that Allen Freedman, Howard Carver, Martin Lautman, Robert Hellman, Fenton Talbott and Peter Grunebaum qualify as “independent” directors in accordance with the applicable requirements of the NYSE and rules promulgated under the Exchange Act.

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

Distributions of available cash to our general partner and its affiliates	We will generally make cash distributions 98% to the unitholders, including our general partner, in respect of the common units that it owns, and 2% to our general partner. If distributions exceed target distribution levels, our general partner will be entitled to increasing percentages of the distributions, up to 50% of the distributions above the highest level.

Payments to our general partner and it’s affiliates	Our general partner and its affiliates do not receive any management fee or other compensation for the management of our business and affairs, but they are reimbursed for all expenses that they incur on our behalf, including general and administrative expenses and corporate overhead. As the sole purpose of the general partner is to act as our general partner, substantially all of the expenses of our general partner are incurred on our behalf and reimbursed by us or our subsidiaries. Our general partner determines the expenses that are allocable to us in good faith.

Withdrawal or removal of our general Partner	If our general partner withdraws or is removed, its general partner interest and its incentive distribution rights will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.

Liquidation	Upon our liquidation, the unitholders and our general partner will be entitled to receive liquidating distributions according to their respective capital account balances.

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

The following table sets forth the aggregate fees paid or accrued for professional services rendered by Deloitte & Touche LLP for the audit of our annual financial statements for fiscal years 2011 and 2010 and the aggregate fees paid or accrued for audit-related services and all other services rendered by Deloitte & Touche LLP for fiscal years 2011 and 2010.

	Year ended December 31,
	2011	2010
Audit fees	$1,678,378	$1,077,849
Audit-related fees	76,514	137,757
Tax fees	1,219,933	875,009

	$2,974,825	$2,090,615

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statement of Operations for the years ended December 31, 2011, 2010 and 2009

Consolidated Statement of Common Stockholders’ / Partners’ Equity for the years ended December 31, 2011, 2010 and 2009

Consolidated Statement of Cash Flows for the years ended December 31, 2011, 2010, and 2009

Notes to the Consolidated Financial Statements

(c)	Exhibits

Exhibit Number	Description

3.1*	Certificate of Limited Partnership of StoneMor Partners L.P. (incorporated by reference to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 9, 2004 (Exhibit 3.1)).

3.2*	Second Amended and Restated Agreement of Limited Partnership of StoneMor Partners L.P. dated as of September 9, 2008 (incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed on September 15, 2008).

4.1.1*	Form of 7.66% Senior Secured Note Due 2009, dated June 20, 2007 (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed on August 21, 2007).

4.1.2*	Form of 9.34% Series B Senior Secured Note Due 2012, dated August 15, 2007 (incorporated by reference to Exhibit 4.2 of Registrant’s Current Report on Form 8-K filed on August 21, 2007).

4.1.3*	Form of Senior Secured Series C Note, dated December 21, 2007 (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed on December 28, 2007).

4.2.1*	Indenture, dated as of November 24, 2009, by and among StoneMor Partners L.P., StoneMor Operating LLC, Cornerstone Family Services of West Virginia Subsidiary, Inc., Osiris Holding of Maryland Subsidiary, Inc., the guarantors named therein and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

4.2.2*	Form of 10.25% Senior Note due 2017 (incorporated by reference to Exhibit 4.2 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

4.3*	Registration Rights Agreement, dated as of November 24, 2009, by and among StoneMor Partners L.P., StoneMor Operating LLC, Cornerstone Family Services of West Virginia Subsidiary, Inc., Osiris Holding of Maryland Subsidiary, Inc., the Initial Guarantors party thereto and Banc of America Securities LLC (incorporated by reference to Exhibit 4.3 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

4.4*	Form of Revolving Credit Note (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed on September 27, 2010).

Exhibit Number	Description

4.5*	Form of Acquisition Note (incorporated by reference to Exhibit 4.2 of Registrant’s Current Report on Form 8-K filed on September 27, 2010).

10.1.1*	Credit Agreement by and among StoneMor Operating LLC, StoneMor GP LLC, StoneMor Partners L.P., various additional borrowers, various lending institutions and Fleet National Bank, dated September 20, 2004 (Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.1.2*	Second Amendment to Credit Agreement, dated September 28, 2006, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC and its subsidiaries set forth on the signature page to the Second Amendment to the Credit Agreement, the Lenders party to the Second Amendment to the Credit Agreement and Bank of America, N.A., as Administrative Agent for the benefit of the Lenders, as Collateral Agent for the benefit of the Lenders and other Secured Creditors, as Swingline Lender and as Letter of Credit Issuer (incorporated by reference to Exhibit 10.5 of Registrant’s Current Report on Form 8-K filed on October 4, 2006).

10.1.3*	Third Amendment to Credit Agreement, dated May 7, 2007, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC and its subsidiaries set forth on the signature page to the Third Amendment to the Credit Agreement, the Lenders party to the Third Amendment to the Credit Agreement and Bank of America, N.A., as Administrative Agent for the benefit of the Lenders, as Collateral Agent for the benefit of the Lenders and other Secured Creditors, as Swingline Lender and as Letter of Credit Issuer (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended March 31, 2007).

10.1.4*	Fourth Amendment to Credit Agreement, dated June 29, 2007, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC and its subsidiaries set forth on the signature page to the Fourth Amendment to the Credit Agreement, the Lenders party to the Fourth Amendment to the Credit Agreement and Bank of America, N.A., as Administrative Agent for the benefit of the Lenders, as Collateral Agent for the benefit of the Lenders and other Secured Creditors, as Swingline Lender and as Letter of Credit Issuer (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2007).

10.1.5*	Fifth Amendment to Credit Agreement, dated July 31, 2007, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC and its subsidiaries set forth on the signature page to the Fifth Amendment to the Credit Agreement, the Lenders party to the Fifth Amendment to the Credit Agreement and Bank of America, N.A., as Administrative Agent for the benefit of the Lenders, as Collateral Agent for the benefit of the Lenders and other Secured Creditors, as Swingline Lender and as Letter of Credit Issuer (incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2007).

10.1.6*	Commitment Letter, dated March 15, 2007, by and between StoneMor Operating LLC, all of its existing and future direct and indirect subsidiaries and Bank of America, N.A., Banc of America Securities LLC (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on April 9, 2007).

10.1.7*	Fee Letter, dated March 15, 2007, by and between StoneMor Operating LLC and all of its existing and future direct and indirect subsidiaries and Bank of America, N.A., Banc of America Securities LLC (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on April 9, 2007).

10.1.8*	Extension Letter, dated May 31, 2007, by and between StoneMor Operating LLC, Bank of America, N.A. and Banc of America Securities LLC (incorporated by reference to Exhibit 10.7 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2007).

Exhibit Number	Description

10.1.9*	Extension Letter, dated June 21, 2007, by and between StoneMor Operating LLC, Bank of America, N.A. and Banc of America Securities LLC (incorporated by reference to Exhibit 10.8 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2007).

10.1.10*	Extension Letter, dated July 31, 2007, by and between StoneMor Operating LLC, Bank of America, N.A. and Banc of America Securities LLC (incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2007).

10.1.11*	Intercreditor and Collateral Agency Agreement by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, various subsidiaries, various lenders and noteholders and Fleet National Bank, dated September 20, 2004 (incorporated by reference to Exhibit 10.10 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.1.12*	Amended and Restated Credit Agreement, dated August 15, 2007, among StoneMor Operating LLC, as a Borrower, various subsidiaries thereof, as additional Borrowers, StoneMor Partners L.P. and StoneMor GP LLC, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other Lenders Party Hereto, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on August 21, 2007).

10.1.13*	First Amendment to Amended and Restated Credit Agreement, dated November 2, 2007, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, various subsidiaries thereof, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1.11 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.1.14*	Joinder to Amended and Restated Credit Agreement and Credit Documents, dated December 21, 2007 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on December 28, 2007).

10.1.15*	Commitment Letter, effective as of February 25, 2009, by and among Bank of America, N.A., Bank of America Securities, LLC and StoneMor Operating LLC (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed March 2, 2009).

10.1.16*	Second Amendment to Amended and Restated Credit Agreement, dated April 30, 2009, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Operating LLC, the Lenders and Bank of America, N.A.( incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 6, 2009).

10.1.17*	Third Amendment to Amended and Restated Credit Agreement, dated July 6, 2009, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Operating LLC, the Lenders and Bank of America, N.A. (incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

10.1.18*	Fourth Amendment to Amended and Restated Credit Agreement, dated November 24, 2009, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Operating LLC, the Lenders and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

10.1.19*	Fifth Amendment to Amended and Restated Credit Agreement, dated January 15, 2010, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Operating LLC, the Lenders and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on January 21, 2010).

Exhibit Number	Description

10.1.20*	Sixth Amendment to Amended and Restated Credit Agreement, dated May 4, 2010, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Operating LLC, the Lenders and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 7, 2010).

10.1.21*	Seventh Amendment to Amended and Restated Credit Agreement, dated September 22, 2010, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Operating LLC, the Lenders and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on September 27, 2010).

10.1.22*	Eighth Amendment to Amended and Restated Credit Agreement, dated January 28, 2011, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Operating LLC, the Lenders and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on February 3, 2011).

10.1.23*	Second Amended and Restated Credit Agreement, dated April 29, 2011, among StoneMor Operating LLC, each of its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 5, 2011).

10.1.24*	First Amendment to Second Amended and Restated Credit Agreement, dated August 4, 2011, among StoneMor Operating LLC, each of its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2011).

10.1.25*	Second Amendment to Second Amended and Restated Credit Agreement, dated October 28, 2011, among StoneMor Operating LLC, each of its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 3, 2011).

10.1.26*	Third Amended and Restated Credit Agreement, dated January 19, 2012, among StoneMor Operating LLC, each of its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on January 24, 2012).

10.2*	Confirmation and Amendment Agreement, dated January 19, 2012, among StoneMor Operating LLC, each of its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P. and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on January 24, 2012).

10.3*	Amended and Restated Security Agreement, dated April 29, 2011, among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, the Subsidiary Debtors listed therein and Bank of America, N.A. as Collateral Agent (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on May 5, 2011).

10.4*	Amended and Restated Pledge Agreement, dated April 29, 2011, among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, the Subsidiary Pledgors listed therein and Bank of America, N.A. as administrative and collateral agent (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on May 5, 2011).

Exhibit Number	Description

10.5.1*	Amended and Restated Note Purchase Agreement, dated as of August 15, 2007, by StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, and each of the Subsidiary Issuers listed on the signature pages thereof (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on August 21, 2007).

10.5.2*	First Amendment to the Amended and Restated Note Purchase Agreement, dated November 2, 2007, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, its Subsidiaries set forth on the signature pages thereof, and the Noteholders (incorporated by reference to Exhibit 4.1.3 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.5.3*	Joinder to Amended and Restated Note Purchase Agreement and Finance Documents, dated December 21, 2007 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on December 28, 2007).

10.5.4*	Second Amendment to Amended and Restated Note Purchase Agreement, dated April 30, 2009, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Partners L.P. and the Noteholders (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on May 6, 2009).

10.5.5*	Third Amendment to Amended and Restated Note Purchase Agreement, dated July 1, 2009, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Partners L.P. and the Noteholders (incorporated by reference to Exhibit 10.5 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

10.5.6*	Fourth Amendment to Amended and Restated Note Purchase Agreement, dated November 24, 2009, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Partners L.P. and the Noteholders (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

10.5.7*	Fifth Amendment to Amended and Restated Note Purchase Agreement, dated January 15, 2010, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Partners L.P. and the Noteholders (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on January 21, 2010).

10.5.8*	Sixth Amendment to Amended and Restated Note Purchase Agreement, dated May 4, 2010, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Partners L.P. and the Noteholders (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on May 7, 2010).

10.5.9*	Seventh Amendment to Amended and Restated Note Purchase Agreement, dated September 22, 2010, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Partners L.P. and the Noteholders (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on September 27, 2010).

10.6*	Purchase Agreement, dated November 18, 2009, by and among StoneMor Partners L.P., StoneMor Operating LLC, Cornerstone Family Services of West Virginia Subsidiary, Inc., Osiris Holding of Maryland Subsidiary, Inc., the guarantors named therein and Banc of America Securities LLC, acting on behalf of itself and as the representative for the purchasers named therein (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

10.7.1*†	StoneMor Partners L.P. Long-Term Incentive Plan, as amended April 19, 2010 (incorporated by reference to Appendix A to Registrant’s Definitive Proxy Statement filed on June 4, 2010).

Exhibit Number	Description

10.7.2*†	Form of the Director Restricted Phantom Unit Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated November 8, 2006 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 15, 2006).

10.7.3*†	Form of the Key Employee Restricted Phantom Unit Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated November 8, 2006 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on November 15, 2006).

10.7.4*†	Form of the Unit Appreciation Rights Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated as of November 27, 2006 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on December 1, 2006).

10.7.5*†	Director Restricted Phantom Unit Agreement by and between StoneMor GP LLC and Robert Hellman dated June 23, 2009 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on June 23, 2009).

10.7.6*†	Form of the Unit Appreciation Rights Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated as of December 16, 2009 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on December 22, 2009).

10.7.7*†	Form of the Executive Restricted Phantom Unit Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated as of December 16, 2009 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on December 22, 2009).

10.7.8*†	Director Unit Appreciation Rights Agreement under the StoneMor Partners L.P. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2.8 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.8.1*†	Employment Agreement by and between StoneMor GP LLC and Lawrence Miller, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.8.2*†	Addendum to Employment Agreement between StoneMor GP LLC and Lawrence Miller, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 19, 2007).

10.9.1*†	Employment Agreement by and between StoneMor GP LLC and William R. Shane, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.5 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.9.2*†	Addendum to Employment Agreement between StoneMor GP LLC and William R. Shane, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on November 19, 2007).

10.10.1*†	Employment Agreement by and between StoneMor GP LLC and Michael L. Stache, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.7 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.10.2*†	Addendum to Employment Agreement between StoneMor GP LLC and Michael L. Stache, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on November 19, 2007).

10.11.1*†	Employment Agreement by and between StoneMor GP LLC and Robert Stache, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.8 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

Exhibit Number	Description

10.11.2*†	Addendum to Employment Agreement between StoneMor GP LLC and Robert Stache, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K filed on November 19, 2007).

10.12.1*†	Form of Indemnification Agreement by and between StoneMor GP LLC and Lawrence Miller, Robert B. Hellman, Jr., Fenton R. Talbott, Jeffery A. Zawadsky, Martin R. Lautman, William R. Shane, Allen R. Freedman, effective September 20, 2004 (incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.12.2*†	Form of Indemnification Agreement by and between StoneMor GP LLC and Howard Carver and Peter Grunebaum, effective February 16, 2007 (incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.13*	Asset Purchase and Sale Agreement by and between StoneMor Partners L.P. and SCI Funeral Services, Inc., an Iowa corporation (“SCI”) and a wholly-owned subsidiary of Service Corporation International, a Texas corporation, joined by certain of SCI’s direct and indirect subsidiary entities, effective October 13, 2005 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on October 17, 2005).

10.14*	Asset Purchase and Sale Agreement, dated September 28, 2006, by and among StoneMor Operating LLC, joined by its direct and indirect subsidiary entities listed in Exhibit A to the Asset Purchase and Sale Agreement, and SCI Funeral Services, Inc., joined by its direct and indirect subsidiary entities listed in Exhibit B to the Asset Purchase and Sale Agreement (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on October 4, 2006).

10.15*	Asset Purchase and Sale Agreement, dated September 28, 2006, by and among StoneMor Operating LLC, joined by StoneMor Michigan LLC and StoneMor Michigan Subsidiary LLC, and SCI Funeral Services, Inc., SCI Michigan Funeral Services, Inc. and Hawes, Inc. (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on October 4, 2006).

10.16*	Asset Purchase and Sale Agreement, dated September 28, 2006, by and among StoneMor Operating LLC, joined by StoneMor Michigan LLC and StoneMor Michigan Subsidiary LLC, and SCI Funeral Services, Inc., and SCI Michigan Funeral Services, Inc. and Hillcrest Memorial Company (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on October 4, 2006).

10.17*	Asset Purchase and Sale Agreement, dated December 4, 2007, by and among StoneMor Operating LLC, joined by its direct and indirect subsidiary entities listed in Exhibit A to the Asset Purchase and Sale Agreement and by Cemetery Management Services of Ohio, L.L.C., and SCI Funeral Services, Inc., joined by its direct and indirect subsidiary entities listed in Exhibit B to the Asset Purchase and Sale Agreement, as well as by SCI Ohio Funeral Services, Inc., and Alderwoods (Ohio) Cemetery Management, Inc. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on December 7, 2007).

10.18*	Transition Agreement, dated December 7, 2007, by and among StoneMor Operating LLC, joined by those of its direct and indirect subsidiary entities which are parties to the Purchase Agreement, as defined therein, and SCI Funeral Services, Inc., joined by those of its direct and indirect subsidiary entities which are parties to the Purchase Agreement (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on December 7, 2007).

10.19*	Asset Purchase and Sale Agreement, dated March 30, 2010, by and among StoneMor Operating LLC, StoneMor Michigan LLC, StoneMor Michigan Subsidiary LLC, SCI Funeral Services, LLC, SCI Michigan Funeral Services, Inc., Hillcrest Memorial Company, Christian Memorial Cultural Center, Inc., Sunrise Memorial Gardens Cemetery, Inc. and Flint Memorial Park Association (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on March 30, 2010).

Exhibit Number	Description

10.20*	Asset Purchase and Sale Agreement, dated March 30, 2010, by and among StoneMor Operating LLC, Plymouth Warehouse Facilities LLC, SCI Funeral Services, LLC, SCI Michigan Funeral Services, Inc., Hillcrest Memorial Company, Sunrise Memorial Gardens Cemetery, Inc., Flint Memorial Park Association, StoneMor Michigan LLC and StoneMor Michigan Subsidiary LLC (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on March 30, 2010).

10.21.1*	Amended and Restated Purchase Agreement by and among StoneMor Operating LLC, StoneMor Indiana LLC, StoneMor Indiana Subsidiary LLC, Ohio Cemetery Holdings, Inc., Ansure Mortuaries of Indiana, LLC, Memory Gardens Management Corporation, Forest Lawn Funeral Home Properties, LLC, Gardens of Memory Cemetery LLC, Gill Funeral Home, LLC, Garden View Funeral Home, LLC, Royal Oak Memorial Gardens of Ohio Ltd., Heritage Hills Memory Gardens of Ohio Ltd., Robert E. Nelms and Lynnette Gray, as receiver, dated April 2, 2010 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 5, 2010).

10.21.2*	Amendment No. 1 to Amended and Restated Purchase Agreement by and among StoneMor Operating LLC, StoneMor Indiana LLC, StoneMor Indiana Subsidiary LLC, Ohio Cemetery Holdings, Inc., Ansure Mortuaries of Indiana, LLC, Memory Gardens Management Corporation, Forest Lawn Funeral Home Properties, LLC, Gardens of Memory Cemetery LLC, Gill Funeral Home, LLC, Garden View Funeral Home, LLC, Royal Oak Memorial Gardens of Ohio Ltd., Heritage Hills Memory Gardens of Ohio Ltd., Robert E. Nelms, Robert Nelms, LLC and Lynnette Gray, as receiver, dated June 21, 2010 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on June 25, 2010).

10.22*	Settlement Agreement by and among StoneMor Indiana LLC, StoneMor Operating LLC, StoneMor Partners L.P., Chapel Hill Associates, Inc., Chapel Hill Funeral Home, Inc., Covington Memorial Funeral Home, Inc., Covington Memorial Gardens, Inc., Forest Lawn Memorial Chapel Inc., Forest Lawn Memory Gardens Inc., Fred W. Meyer, Jr. by James R. Meyer as Special Administrator to the Estate of Fred W. Meyer, Jr., James R. Meyer, Thomas E. Meyer, Nancy Cade, and F.T.J. Meyer Associates, LLC dated June 21, 2010 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on June 25, 2010).

10.23.1*	Omnibus Agreement by and among McCown De Leeuw & Co. IV, L.P., McCown De Leeuw & Co. IV Associates, L.P., MDC Management Company IV, LLC, Delta Fund LLC, Cornerstone Family Services LLC, CFSI LLC, StoneMor Partners L.P., StoneMor GP LLC, StoneMor Operating LLC, dated as of September 20, 2004 (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.23.2*	Amendment No. 1 to Omnibus Agreement entered into on, and effective as of, January 24, 2011 by and among MDC IV Trust U/T/A November 30, 2010, MDC IV Associates Trust U/T/A November 30, 2010, Delta Trust U/T/A November 30, 2010 (successors respectively to McCown De Leeuw & Co. IV, L.P., a California limited partnership, McCown De Leeuw IV Associates, L.P., a California limited partnership, Delta Fund LLC, a California limited liability company, and MDC Management Company IV, LLC, a California limited liability company), Cornerstone Family Services LLC, a Delaware limited liability company, CFSI LLC, a Delaware limited liability company, StoneMor Partners L.P., a Delaware limited partnership, StoneMor GP LLC, a Delaware limited liability company, for itself and on behalf of the Partnership in its capacity as general partner of the Partnership, and StoneMor Operating LLC, a Delaware limited liability company (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on January 28, 2011).

10.24*	Contribution, Conveyance and Assumption Agreement by and among StoneMor Partners L.P., StoneMor GP LLC, CFSI LLC, StoneMor Operating LLC, dated as of September 20, 2004 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

Exhibit Number	Description

21.1	Subsidiaries of Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer President and Chairman of the Board of Directors.

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of William R. Shane, Executive Vice President and Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith).

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of William R. Shane, Executive Vice President and Chief Financial Officer (furnished herewith).

99.1*	Amended and Restated Limited Liability Company Agreement of StoneMor GP LLC, dated as of September 20, 2004 (incorporated by reference to Exhibit 99.1 of Registrant’s Current Report on Form 8-K filed on September 19, 2007).

99.2*	First Amendment to the Amended and Restated Limited Liability Company Agreement of StoneMor GP LLC, dated as of September 14, 2007 (incorporated by reference to Exhibit 99.2 of Registrant’s Current Report on Form 8-K filed on September 19, 2007).

99.3*	Second Amendment to the Amended and Restated Limited Liability Company Agreement of StoneMor GP LLC, dated as of December 18, 2007 (incorporated by reference to Exhibit 99.2 of Registrant’s Current Report on Form 8-K filed on December 28, 2007).

101	Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010; (ii) Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009; (iii) Consolidated Statement of Partners’ Capital; (iv) Consolidated Statement of Cash Flows for the years ended December 31, 2011, 2010 and 2009; and (v) Notes to the Consolidated Financial Statements. Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of StoneMor Partners, L.P.

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

STONEMOR PARTNERS L.P.

	By:	StoneMor GP LLC, its General Partner

March 15, 2012	By:	/S/ LAWRENCE MILLER
Lawrence Miller Chief Executive Officer, President and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ LAWRENCE MILLER Lawrence Miller (Principal Executive Officer)	Chief Executive Officer, President and Chairman of the Board	March 15, 2012

/S/ WILLIAM R. SHANE William R. Shane (Principal Financial Officer)	Executive Vice President, Chief Financial Officer and Director	March 15, 2012

/S/ PAUL WAIMBERG Paul Waimberg (Principal Accounting Officer)	Vice President – Finance	March 15, 2012

/S/ ALLEN R. FREEDMAN	Director	March 15, 2012

/S/ PETER K. GRUNEBAUM	Director	March 15, 2012

/S/ ROBERT B. HELLMAN, JR. Robert B. Hellman, Jr.	Director	March 15, 2012

/S/ MARTIN R. LAUTMAN, PH.D. Martin R. Lautman, Ph.D.	Director	March 15, 2012

/S/ FENTON R. TALBOTT	Director	March 15, 2012

/S/ HOWARD L. CARVER Howard L. Carver	Director	March 15, 2012

Exhibit Index

Exhibit Number	Description

3.1*	Certificate of Limited Partnership of StoneMor Partners L.P. (incorporated by reference to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 9, 2004 (Exhibit 3.1)).

3.2*	Second Amended and Restated Agreement of Limited Partnership of StoneMor Partners L.P. dated as of September 9, 2008 (incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed on September 15, 2008).

4.1.1*	Form of 7.66% Senior Secured Note Due 2009, dated June 20, 2007 (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed on August 21, 2007).

4.1.2*	Form of 9.34% Series B Senior Secured Note Due 2012, dated August 15, 2007 (incorporated by reference to Exhibit 4.2 of Registrant’s Current Report on Form 8-K filed on August 21, 2007).

4.1.3*	Form of Senior Secured Series C Note, dated December 21, 2007 (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed on December 28, 2007).

4.2.1*	Indenture, dated as of November 24, 2009, by and among StoneMor Partners L.P., StoneMor Operating LLC, Cornerstone Family Services of West Virginia Subsidiary, Inc., Osiris Holding of Maryland Subsidiary, Inc., the guarantors named therein and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

4.2.2*	Form of 10.25% Senior Note due 2017 (incorporated by reference to Exhibit 4.2 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

4.3*	Registration Rights Agreement, dated as of November 24, 2009, by and among StoneMor Partners L.P., StoneMor Operating LLC, Cornerstone Family Services of West Virginia Subsidiary, Inc., Osiris Holding of Maryland Subsidiary, Inc., the Initial Guarantors party thereto and Banc of America Securities LLC (incorporated by reference to Exhibit 4.3 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

4.4*	Form of Revolving Credit Note (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed on September 27, 2010).

4.5*	Form of Acquisition Note (incorporated by reference to Exhibit 4.2 of Registrant’s Current Report on Form 8-K filed on September 27, 2010).

10.1.1*	Credit Agreement by and among StoneMor Operating LLC, StoneMor GP LLC, StoneMor Partners L.P., various additional borrowers, various lending institutions and Fleet National Bank, dated September 20, 2004 (Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.1.2*	Second Amendment to Credit Agreement, dated September 28, 2006, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC and its subsidiaries set forth on the signature page to the Second Amendment to the Credit Agreement, the Lenders party to the Second Amendment to the Credit Agreement and Bank of America, N.A., as Administrative Agent for the benefit of the Lenders, as Collateral Agent for the benefit of the Lenders and other Secured Creditors, as Swingline Lender and as Letter of Credit Issuer (incorporated by reference to Exhibit 10.5 of Registrant’s Current Report on Form 8-K filed on October 4, 2006).

Exhibit Number	Description

10.1.3*	Third Amendment to Credit Agreement, dated May 7, 2007, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC and its subsidiaries set forth on the signature page to the Third Amendment to the Credit Agreement, the Lenders party to the Third Amendment to the Credit Agreement and Bank of America, N.A., as Administrative Agent for the benefit of the Lenders, as Collateral Agent for the benefit of the Lenders and other Secured Creditors, as Swingline Lender and as Letter of Credit Issuer (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended March 31, 2007).

10.1.4*	Fourth Amendment to Credit Agreement, dated June 29, 2007, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC and its subsidiaries set forth on the signature page to the Fourth Amendment to the Credit Agreement, the Lenders party to the Fourth Amendment to the Credit Agreement and Bank of America, N.A., as Administrative Agent for the benefit of the Lenders, as Collateral Agent for the benefit of the Lenders and other Secured Creditors, as Swingline Lender and as Letter of Credit Issuer (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2007).

10.1.5*	Fifth Amendment to Credit Agreement, dated July 31, 2007, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC and its subsidiaries set forth on the signature page to the Fifth Amendment to the Credit Agreement, the Lenders party to the Fifth Amendment to the Credit Agreement and Bank of America, N.A., as Administrative Agent for the benefit of the Lenders, as Collateral Agent for the benefit of the Lenders and other Secured Creditors, as Swingline Lender and as Letter of Credit Issuer (incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2007).

10.1.6*	Commitment Letter, dated March 15, 2007, by and between StoneMor Operating LLC, all of its existing and future direct and indirect subsidiaries and Bank of America, N.A., Banc of America Securities LLC (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on April 9, 2007).

10.1.7*	Fee Letter, dated March 15, 2007, by and between StoneMor Operating LLC and all of its existing and future direct and indirect subsidiaries and Bank of America, N.A., Banc of America Securities LLC (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on April 9, 2007).

10.1.8*	Extension Letter, dated May 31, 2007, by and between StoneMor Operating LLC, Bank of America, N.A. and Banc of America Securities LLC (incorporated by reference to Exhibit 10.7 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2007).

10.1.9*	Extension Letter, dated June 21, 2007, by and between StoneMor Operating LLC, Bank of America, N.A. and Banc of America Securities LLC (incorporated by reference to Exhibit 10.8 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2007).

10.1.10*	Extension Letter, dated July 31, 2007, by and between StoneMor Operating LLC, Bank of America, N.A. and Banc of America Securities LLC (incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2007).

10.1.11*	Intercreditor and Collateral Agency Agreement by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, various subsidiaries, various lenders and noteholders and Fleet National Bank, dated September 20, 2004 (incorporated by reference to Exhibit 10.10 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

Exhibit Number	Description

10.1.12*	Amended and Restated Credit Agreement, dated August 15, 2007, among StoneMor Operating LLC, as a Borrower, various subsidiaries thereof, as additional Borrowers, StoneMor Partners L.P. and StoneMor GP LLC, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other Lenders Party Hereto, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on August 21, 2007).

10.1.13*	First Amendment to Amended and Restated Credit Agreement, dated November 2, 2007, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, various subsidiaries thereof, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1.11 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.1.14*	Joinder to Amended and Restated Credit Agreement and Credit Documents, dated December 21, 2007 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on December 28, 2007).

10.1.15*	Commitment Letter, effective as of February 25, 2009, by and among Bank of America, N.A., Bank of America Securities, LLC and StoneMor Operating LLC (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed March 2, 2009).

10.1.16*	Second Amendment to Amended and Restated Credit Agreement, dated April 30, 2009, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Operating LLC, the Lenders and Bank of America, N.A.( incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 6, 2009).

10.1.17*	Third Amendment to Amended and Restated Credit Agreement, dated July 6, 2009, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Operating LLC, the Lenders and Bank of America, N.A. (incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

10.1.18*	Fourth Amendment to Amended and Restated Credit Agreement, dated November 24, 2009, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Operating LLC, the Lenders and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

10.1.19*	Fifth Amendment to Amended and Restated Credit Agreement, dated January 15, 2010, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Operating LLC, the Lenders and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on January 21, 2010).

10.1.20*	Sixth Amendment to Amended and Restated Credit Agreement, dated May 4, 2010, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Operating LLC, the Lenders and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 7, 2010).

10.1.21*	Seventh Amendment to Amended and Restated Credit Agreement, dated September 22, 2010, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Operating LLC, the Lenders and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on September 27, 2010).

10.1.22*	Eighth Amendment to Amended and Restated Credit Agreement, dated January 28, 2011, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Operating LLC, the Lenders and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on February 3, 2011).

Exhibit Number	Description

10.1.23*	Second Amended and Restated Credit Agreement, dated April 29, 2011, among StoneMor Operating LLC, each of its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 5, 2011).

10.1.24*	First Amendment to Second Amended and Restated Credit Agreement, dated August 4, 2011, among StoneMor Operating LLC, each of its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2011).

10.1.25*	Second Amendment to Second Amended and Restated Credit Agreement, dated October 28, 2011, among StoneMor Operating LLC, each of its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 3, 2011).

10.1.26*	Third Amended and Restated Credit Agreement, dated January 19, 2012, among StoneMor Operating LLC, each of its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on January 24, 2012).

10.2*	Confirmation and Amendment Agreement, dated January 19, 2012, among StoneMor Operating LLC, each of its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P. and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on January 24, 2012).

10.3*	Amended and Restated Security Agreement, dated April 29, 2011, among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, the Subsidiary Debtors listed therein and Bank of America, N.A. as Collateral Agent (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on May 5, 2011).

10.4*	Amended and Restated Pledge Agreement, dated April 29, 2011, among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, the Subsidiary Pledgors listed therein and Bank of America, N.A. as administrative and collateral agent (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on May 5, 2011).

10.5.1*	Amended and Restated Note Purchase Agreement, dated as of August 15, 2007, by StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, and each of the Subsidiary Issuers listed on the signature pages thereof (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on August 21, 2007).

10.5.2*	First Amendment to the Amended and Restated Note Purchase Agreement, dated November 2, 2007, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, its Subsidiaries set forth on the signature pages thereof, and the Noteholders (incorporated by reference to Exhibit 4.1.3 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.5.3*	Joinder to Amended and Restated Note Purchase Agreement and Finance Documents, dated December 21, 2007 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on December 28, 2007).

Exhibit Number	Description

10.5.5*	Third Amendment to Amended and Restated Note Purchase Agreement, dated July 1, 2009, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Partners L.P. and the Noteholders (incorporated by reference to Exhibit 10.5 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

10.5.6*	Fourth Amendment to Amended and Restated Note Purchase Agreement, dated November 24, 2009, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Partners L.P. and the Noteholders (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

10.5.7*	Fifth Amendment to Amended and Restated Note Purchase Agreement, dated January 15, 2010, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Partners L.P. and the Noteholders (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on January 21, 2010).

10.5.8*	Sixth Amendment to Amended and Restated Note Purchase Agreement, dated May 4, 2010, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Partners L.P. and the Noteholders (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on May 7, 2010).

10.5.9*	Seventh Amendment to Amended and Restated Note Purchase Agreement, dated September 22, 2010, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Partners L.P. and the Noteholders (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on September 27, 2010).

10.6*	Purchase Agreement, dated November 18, 2009, by and among StoneMor Partners L.P., StoneMor Operating LLC, Cornerstone Family Services of West Virginia Subsidiary, Inc., Osiris Holding of Maryland Subsidiary, Inc., the guarantors named therein and Banc of America Securities LLC, acting on behalf of itself and as the representative for the purchasers named therein (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

10.7.1*†	StoneMor Partners L.P. Long-Term Incentive Plan, as amended April 19, 2010 (incorporated by reference to Appendix A to Registrant’s Definitive Proxy Statement filed on June 4, 2010).

10.7.2*†	Form of the Director Restricted Phantom Unit Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated November 8, 2006 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 15, 2006).

10.7.3*†	Form of the Key Employee Restricted Phantom Unit Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated November 8, 2006 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on November 15, 2006).

10.7.4*†	Form of the Unit Appreciation Rights Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated as of November 27, 2006 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on December 1, 2006).

10.7.5*†	Director Restricted Phantom Unit Agreement by and between StoneMor GP LLC and Robert Hellman dated June 23, 2009 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on June 23, 2009).

10.7.6*†	Form of the Unit Appreciation Rights Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated as of December 16, 2009 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on December 22, 2009).

10.7.7*†	Form of the Executive Restricted Phantom Unit Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated as of December 16, 2009 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on December 22, 2009).

Exhibit Number	Description

10.7.8*†	Director Unit Appreciation Rights Agreement under the StoneMor Partners L.P. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2.8 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.8.1*†	Employment Agreement by and between StoneMor GP LLC and Lawrence Miller, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.8.2*†	Addendum to Employment Agreement between StoneMor GP LLC and Lawrence Miller, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 19, 2007).

10.9.1*†	Employment Agreement by and between StoneMor GP LLC and William R. Shane, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.5 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.9.2*†	Addendum to Employment Agreement between StoneMor GP LLC and William R. Shane, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on November 19, 2007).

10.10.1*†	Employment Agreement by and between StoneMor GP LLC and Michael L. Stache, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.7 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.10.2*†	Addendum to Employment Agreement between StoneMor GP LLC and Michael L. Stache, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on November 19, 2007).

10.11.1*†	Employment Agreement by and between StoneMor GP LLC and Robert Stache, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.8 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.11.2*†	Addendum to Employment Agreement between StoneMor GP LLC and Robert Stache, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K filed on November 19, 2007).

10.12.1*†	Form of Indemnification Agreement by and between StoneMor GP LLC and Lawrence Miller, Robert B. Hellman, Jr., Fenton R. Talbott, Jeffery A. Zawadsky, Martin R. Lautman, William R. Shane, Allen R. Freedman, effective September 20, 2004 (incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.12.2*†	Form of Indemnification Agreement by and between StoneMor GP LLC and Howard Carver and Peter Grunebaum, effective February 16, 2007 (incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.13*	Asset Purchase and Sale Agreement by and between StoneMor Partners L.P. and SCI Funeral Services, Inc., an Iowa corporation (“SCI”) and a wholly-owned subsidiary of Service Corporation International, a Texas corporation, joined by certain of SCI’s direct and indirect subsidiary entities, effective October 13, 2005 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on October 17, 2005).

10.14*	Asset Purchase and Sale Agreement, dated September 28, 2006, by and among StoneMor Operating LLC, joined by its direct and indirect subsidiary entities listed in Exhibit A to the Asset Purchase and Sale Agreement, and SCI Funeral Services, Inc., joined by its direct and indirect subsidiary entities listed in Exhibit B to the Asset Purchase and Sale Agreement (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on October 4, 2006).

Exhibit Number	Description

10.15*	Asset Purchase and Sale Agreement, dated September 28, 2006, by and among StoneMor Operating LLC, joined by StoneMor Michigan LLC and StoneMor Michigan Subsidiary LLC, and SCI Funeral Services, Inc., SCI Michigan Funeral Services, Inc. and Hawes, Inc. (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on October 4, 2006).

10.16*	Asset Purchase and Sale Agreement, dated September 28, 2006, by and among StoneMor Operating LLC, joined by StoneMor Michigan LLC and StoneMor Michigan Subsidiary LLC, and SCI Funeral Services, Inc., and SCI Michigan Funeral Services, Inc. and Hillcrest Memorial Company (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on October 4, 2006).

10.17*	Asset Purchase and Sale Agreement, dated December 4, 2007, by and among StoneMor Operating LLC, joined by its direct and indirect subsidiary entities listed in Exhibit A to the Asset Purchase and Sale Agreement and by Cemetery Management Services of Ohio, L.L.C., and SCI Funeral Services, Inc., joined by its direct and indirect subsidiary entities listed in Exhibit B to the Asset Purchase and Sale Agreement, as well as by SCI Ohio Funeral Services, Inc., and Alderwoods (Ohio) Cemetery Management, Inc. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on December 7, 2007).

10.18*	Transition Agreement, dated December 7, 2007, by and among StoneMor Operating LLC, joined by those of its direct and indirect subsidiary entities which are parties to the Purchase Agreement, as defined therein, and SCI Funeral Services, Inc., joined by those of its direct and indirect subsidiary entities which are parties to the Purchase Agreement (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on December 7, 2007).

10.19*	Asset Purchase and Sale Agreement, dated March 30, 2010, by and among StoneMor Operating LLC, StoneMor Michigan LLC, StoneMor Michigan Subsidiary LLC, SCI Funeral Services, LLC, SCI Michigan Funeral Services, Inc., Hillcrest Memorial Company, Christian Memorial Cultural Center, Inc., Sunrise Memorial Gardens Cemetery, Inc. and Flint Memorial Park Association (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on March 30, 2010).

10.20*	Asset Purchase and Sale Agreement, dated March 30, 2010, by and among StoneMor Operating LLC, Plymouth Warehouse Facilities LLC, SCI Funeral Services, LLC, SCI Michigan Funeral Services, Inc., Hillcrest Memorial Company, Sunrise Memorial Gardens Cemetery, Inc., Flint Memorial Park Association, StoneMor Michigan LLC and StoneMor Michigan Subsidiary LLC (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on March 30, 2010).

10.21.1*	Amended and Restated Purchase Agreement by and among StoneMor Operating LLC, StoneMor Indiana LLC, StoneMor Indiana Subsidiary LLC, Ohio Cemetery Holdings, Inc., Ansure Mortuaries of Indiana, LLC, Memory Gardens Management Corporation, Forest Lawn Funeral Home Properties, LLC, Gardens of Memory Cemetery LLC, Gill Funeral Home, LLC, Garden View Funeral Home, LLC, Royal Oak Memorial Gardens of Ohio Ltd., Heritage Hills Memory Gardens of Ohio Ltd., Robert E. Nelms and Lynnette Gray, as receiver, dated April 2, 2010 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 5, 2010).

10.21.2*	Amendment No. 1 to Amended and Restated Purchase Agreement by and among StoneMor Operating LLC, StoneMor Indiana LLC, StoneMor Indiana Subsidiary LLC, Ohio Cemetery Holdings, Inc., Ansure Mortuaries of Indiana, LLC, Memory Gardens Management Corporation, Forest Lawn Funeral Home Properties, LLC, Gardens of Memory Cemetery LLC, Gill Funeral Home, LLC, Garden View Funeral Home, LLC, Royal Oak Memorial Gardens of Ohio Ltd., Heritage Hills Memory Gardens of Ohio Ltd., Robert E. Nelms, Robert Nelms, LLC and Lynnette Gray, as receiver, dated June 21, 2010 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on June 25, 2010).

Exhibit Number	Description

10.22*	Settlement Agreement by and among StoneMor Indiana LLC, StoneMor Operating LLC, StoneMor Partners L.P., Chapel Hill Associates, Inc., Chapel Hill Funeral Home, Inc., Covington Memorial Funeral Home, Inc., Covington Memorial Gardens, Inc., Forest Lawn Memorial Chapel Inc., Forest Lawn Memory Gardens Inc., Fred W. Meyer, Jr. by James R. Meyer as Special Administrator to the Estate of Fred W. Meyer, Jr., James R. Meyer, Thomas E. Meyer, Nancy Cade, and F.T.J. Meyer Associates, LLC dated June 21, 2010 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on June 25, 2010).

10.23.1*	Omnibus Agreement by and among McCown De Leeuw & Co. IV, L.P., McCown De Leeuw & Co. IV Associates, L.P., MDC Management Company IV, LLC, Delta Fund LLC, Cornerstone Family Services LLC, CFSI LLC, StoneMor Partners L.P., StoneMor GP LLC, StoneMor Operating LLC, dated as of September 20, 2004 (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.23.2*	Amendment No. 1 to Omnibus Agreement entered into on, and effective as of, January 24, 2011 by and among MDC IV Trust U/T/A November 30, 2010, MDC IV Associates Trust U/T/A November 30, 2010, Delta Trust U/T/A November 30, 2010 (successors respectively to McCown De Leeuw & Co. IV, L.P., a California limited partnership, McCown De Leeuw IV Associates, L.P., a California limited partnership, Delta Fund LLC, a California limited liability company, and MDC Management Company IV, LLC, a California limited liability company), Cornerstone Family Services LLC, a Delaware limited liability company, CFSI LLC, a Delaware limited liability company, StoneMor Partners L.P., a Delaware limited partnership, StoneMor GP LLC, a Delaware limited liability company, for itself and on behalf of the Partnership in its capacity as general partner of the Partnership, and StoneMor Operating LLC, a Delaware limited liability company (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on January 28, 2011).

10.24*	Contribution, Conveyance and Assumption Agreement by and among StoneMor Partners L.P., StoneMor GP LLC, CFSI LLC, StoneMor Operating LLC, dated as of September 20, 2004 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

21.1	Subsidiaries of Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer President and Chairman of the Board of Directors.

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of William R. Shane, Executive Vice President and Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith).

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of William R. Shane, Executive Vice President and Chief Financial Officer (furnished herewith).

99.1*	Amended and Restated Limited Liability Company Agreement of StoneMor GP LLC, dated as of September 20, 2004 (incorporated by reference to Exhibit 99.1 of Registrant’s Current Report on Form 8-K filed on September 19, 2007).

99.2*	First Amendment to the Amended and Restated Limited Liability Company Agreement of StoneMor GP LLC, dated as of September 14, 2007 (incorporated by reference to Exhibit 99.2 of Registrant’s Current Report on Form 8-K filed on September 19, 2007).

Exhibit Number	Description

99.3*	Second Amendment to the Amended and Restated Limited Liability Company Agreement of StoneMor GP LLC, dated as of December 18, 2007 (incorporated by reference to Exhibit 99.2 of Registrant’s Current Report on Form 8-K filed on December 28, 2007).

101	Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010; (ii) Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009; (iii) Consolidated Statement of Partners’ Capital; (iv) Consolidated Statement of Cash Flows for the years ended December 31, 2011, 2010 and 2009; and (v) Notes to the Consolidated Financial Statements. Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of StoneMor Partners, L.P.

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