Form 10-Q
period 2012-03-31
STONEMOR PARTNERS LP
filed 2012-05-09
CIK 1286131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to             .

Commission File Number: 001-32270

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

The number of the registrant’s outstanding common units at May 1, 2012 was 19,370,373.

Index – Form 10-Q

Part I – Financial Information

Item 1.	Financial Statements

StoneMor Partners L.P.

Condensed Consolidated Balance Sheet

(in thousands)

(unaudited)

	March 31,	December 31,
	2012	2011

Assets
Current assets:
Cash and cash equivalents	$8,778	$12,058
Accounts receivable, net of allowance	49,370	48,837
Prepaid expenses	5,737	4,266
Other current assets	15,120	16,336

Total current assets	79,005	81,497

Long-term accounts receivable, net of allowance	68,634	68,354
Cemetery property	301,605	298,938
Property and equipment, net of accumulated depreciation	73,049	73,777
Merchandise trusts, restricted, at fair value	355,027	344,515
Perpetual care trusts, restricted, at fair value	267,503	254,679
Deferred financing costs, net of accumulated amortization	10,244	8,817
Deferred selling and obtaining costs	70,730	68,542
Deferred tax assets	417	415
Goodwill	36,639	36,439
Other assets	12,108	13,152

Total assets	$1,274,961	$1,249,125

Liabilities and partners’ capital
Current liabilities:
Accounts payable and accrued liabilities	$22,332	$26,428
Accrued interest	5,517	1,632
Current portion, long-term debt	2,235	1,487

Total current liabilities	30,084	29,547

Other long-term liabilities	2,265	2,830
Long-term debt	200,891	193,835
Deferred cemetery revenues, net	458,349	441,878
Deferred tax liabilities	17,001	16,968
Merchandise liability	128,220	129,109
Perpetual care trust corpus	267,503	254,679

Total liabilities	1,104,313	1,068,846

Commitments and contingencies

Partners’ capital
General partner	1,783	2,192
Common partners	168,865	178,087

Total partners’ capital	170,648	180,279

Total liabilities and partners’ capital	$1,274,961	$1,249,125

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statement of Operations

(in thousands, except unit data)

(unaudited)

	Three months ended
	March 31,
	2012	2011
Revenues:
Cemetery
Merchandise	$27,144	$21,435
Services	12,082	10,798
Investment and other	11,424	9,666
Funeral home
Merchandise	4,018	3,139
Services	4,919	4,193

Total revenues	59,587	49,231

Costs and Expenses:
Cost of goods sold (exclusive of depreciation shown separately below):
Perpetual care	1,367	1,325
Merchandise	5,053	3,668
Cemetery expense	12,792	12,086
Selling expense	11,787	9,544
General and administrative expense	7,193	6,427
Corporate overhead (including $198 and $189 in unit-based compensation for the three months ended March 31, 2012 and 2011, respectively)	6,603	5,958
Depreciation and amortization	2,330	2,446
Funeral home expense
Merchandise	1,423	1,206
Services	3,405	2,546
Other	1,928	1,557
Acquisition related costs	331	933

Total cost and expenses	54,212	47,696

Operating profit	5,375	1,535

Expenses related to refinancing	—	453
Gain on termination of operating agreement	1,820	—
Early extinguishment of debt	—	4,010
Interest expense	4,966	5,090

Net income (loss) before income taxes	2,229	(8,018)

Income tax expense (benefit)
State	145	4
Federal	54	(808)

Total income tax expense (benefit)	199	(804)

Net income (loss)	$2,030	$(7,214)

General partner’s interest in net income (loss) for the period	$41	$(144)

Limited partners’ interest in net income (loss) for the period	$1,989	$(7,070)

Net income (loss) per limited partner unit (basic and diluted)	$.10	$(.40)

Weighted average number of limited partners’ units outstanding (basic)	19,369	17,709
Weighted average number of limited partners’ units outstanding (diluted)	20,391	17,709
Distributions declared per unit	$.585	$.585

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statement of

Partners’ Capital

(in thousands)

(unaudited)

	Partners’ Capital
	Common Unit Holders	General Partner	Total
Balance, December 31, 2011	$178,087	$2,192	$180,279
Compensation related to UARs	119	—	119
Net income	1,989	41	2,030
Cash distribution	(11,330)	(450)	(11,780)

Balance, March 31, 2012	$168,865	$1,783	$170,648

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statement of Cash Flows

(in thousands)

(unaudited)

	For the three months ended March 31,
	2012	2011

Operating activities:
Net income (loss)	$2,030	$(7,214)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cost of lots sold	1,833	1,478
Depreciation and amortization	2,330	2,446
Unit-based compensation	198	189
Accretion of debt discounts	436	383
Gain on termination of operating agreement	(1,820)	—
Write-off of deferred financing fees	—	453
Fees paid related to early extinguishment of debt	—	4,010
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(1,374)	(2,835)
Allowance for doubtful accounts	1,363	671
Merchandise trust fund	(2,690)	(8,612)
Prepaid expenses	(1,471)	671
Other current assets	1,181	(110)
Other assets	(1,828)	197
Accounts payable and accrued and other liabilities	1,277	(2,510)
Deferred selling and obtaining costs	(2,188)	(3,279)
Deferred cemetery revenue	11,618	16,319
Deferred taxes (net)	31	(880)
Merchandise liability	(2,736)	(739)

Net cash provided by operating activities	8,190	638

Investing activities:
Cash paid for cemetery property	(1,217)	(706)
Purchase of subsidiaries	(1,652)	(1,700)
Cash paid for property and equipment	(898)	(1,759)

Net cash used in investing activities	(3,767)	(4,165)

Financing activities:
Cash distribution	(11,780)	(9,293)
Additional borrowings on long-term debt	7,350	4,300
Repayments of long-term debt	(1,286)	(73,317)
Proceeds from public offering	—	103,564
Proceeds from general partner contribution	—	2,242
Fees paid related to early extinguishment of debt	—	(4,010)
Cost of financing activities	(1,987)	—

Net cash provided by (used in) financing activities	(7,703)	23,486

Net increase (decrease) in cash and cash equivalents	(3,280)	19,959
Cash and cash equivalents - Beginning of period	12,058	7,535

Cash and cash equivalents - End of period	$8,778	$27,494

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$623	$1,472
Cash paid during the period for income taxes	$103	$87
Non-cash investing and financing activities
Acquisition of assets by financing	$28	$—

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

1.	NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

StoneMor Partners L.P. (“StoneMor”, the “Company” or the “Partnership”) is a provider of funeral and cemetery products and services in the death care industry in the United States. Through its subsidiaries, StoneMor offers a complete range of funeral merchandise and services, along with cemetery property, merchandise and services, both at the time of need and on a pre-need basis. As of March 31, 2012, the Partnership operated 271 cemeteries, 253 of which are owned, in 26 states and Puerto Rico and owned and operated 69 funeral homes in 18 states and Puerto Rico.

Basis of Presentation

The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All interim financial data is unaudited. However, in the opinion of management, the interim financial data as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for a full year. The December 31, 2011 condensed consolidated balance sheet data was derived from audited financial statements included in the Company’s 2011 Annual Report on Form 10-K (“2011 Form 10-K”), but does not include all disclosures required by GAAP, which are presented in the Company’s 2011 Form 10-K.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of each of the Company’s subsidiaries. These statements also include the accounts of the merchandise and perpetual care trusts in which the Company has a variable interest and is the primary beneficiary. The Company operates 18 cemeteries under long-term operating or management contracts. The operations of 16 of these managed cemeteries have been consolidated in accordance with the provisions of Accounting Standards Codification (ASC) 810.

The Company operates 2 cemeteries under long-term operating agreements that do not qualify as acquisitions for accounting purposes. As a result, the Company did not consolidate all of the existing assets and liabilities related to these cemeteries. The Company has consolidated the existing assets and liabilities of each of these cemeteries’ merchandise and perpetual care trusts as variable interest entities since the Company controls and receives the benefits and absorbs any losses from operating these trusts. Under these long-term operating agreements, which are subject to certain termination provisions, the Company is the exclusive operator of these cemeteries. The Company earns revenues related to sales of merchandise, services, and interment rights and incurs expenses related to such sales and the maintenance and upkeep of these cemeteries. Upon termination of these contracts, the Company will retain all of the benefits and related contractual obligations incurred from sales generated during the contract period. The Company has also recognized the existing merchandise liabilities that it assumed as part of these agreements.

Use of Estimates

Preparation of these unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expense during the reporting periods. As a result, actual results could differ from those estimates. The most significant estimates in the unaudited condensed consolidated financial statements are the valuation of assets in the merchandise trust and perpetual care trust, allowance for cancellations, unit-based compensation, merchandise liability, deferred sales revenue, deferred margin, deferred merchandise trust investment earnings, deferred obtaining costs and income taxes. Deferred sales revenue, deferred margin and deferred merchandise trust investment earnings are included in deferred cemetery revenues, net, on the unaudited condensed consolidated balance sheet.

2.	LONG-TERM ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

Long-term accounts receivable, net, consist of the following:

	As of
	March 31,	December 31,
	2012	2011
	(in thousands)

Customer receivables	$153,352	$151,500
Unearned finance income	(17,264)	(16,727)
Allowance for contract cancellations	(18,084)	(17,582)

	118,004	117,191
Less: current portion, net of allowance	49,370	48,837

Long-term portion, net of allowance	$68,634	$68,354

Activity in the allowance for contract cancellations is as follows:

	For the three months ended March 31,
	2012	2011
	(in thousands)

Balance - Beginning of period	$17,582	$15,832
Provision for cancellations	4,671	4,250
Charge-offs - net	(4,169)	(3,580)

Balance - End of period	$18,084	$16,502

3.	CEMETERY PROPERTY

Cemetery property consists of the following:

	As of
	March 31,	December 31,
	2012	2011
	(in thousands)

Developed land	$66,780	$64,266
Undeveloped land	165,647	164,723
Mausoleum crypts and lawn crypts	69,178	69,949

Total	$301,605	$298,938

4.	PROPERTY AND EQUIPMENT

Major classes of property and equipment follow:

	As of
	March 31,	December 31,
	2012	2011
	(in thousands)

Building and improvements	$74,882	$75,076
Furniture and equipment	38,038	36,863

	112,920	111,939
Less: accumulated depreciation	(39,871)	(38,162)

Property and equipment - net	$73,049	$73,777

Depreciation expense was $1.8 million and $1.4 million during the three months ended March 31, 2012 and 2011, respectively.

5.	MERCHANDISE TRUSTS

At March 31, 2012, the Company’s merchandise trusts consisted of the following types of assets:

•	Money Market Funds that invest in low risk short term securities;

•	Publicly traded mutual funds that invest in underlying debt securities;

•	Publicly traded mutual funds that invest in underlying equity securities;

•	Equity investments that are currently paying dividends or distributions. These investments include Real Estate Investment Trusts (“REIT’s”), Master Limited Partnerships and global equity securities;

•	Fixed maturity debt securities issued by various corporate entities;

•	Fixed maturity debt securities issued by the U.S. Government and U.S. Government agencies; and

•	Fixed maturity debt securities issued by U.S. states and local government agencies.

All of these investments are classified as Available for Sale as defined by the Investments in Debt and Equity topic of the ASC. Accordingly, all of the assets are carried at fair value. All of these investments are considered to be either Level 1 or Level 2 assets as defined by the Fair Value Measurements and Disclosures topic of the ASC. See Note 15 for further details. There were no Level 3 assets.

The merchandise trusts are variable interest entities (VIE) for which the Company is the primary beneficiary. The assets held in the merchandise trusts are required to be used to purchase the merchandise to which they relate. If the value of these assets falls below the cost of purchasing such merchandise, the Company may be required to fund this shortfall.

The Company has included $7.2 million and $6.9 million of investments held in trust by the West Virginia Funeral Directors Association at March 31, 2012 and December 31, 2011, respectively, in its merchandise trust assets. As required by law, the Company deposits a portion of certain funeral merchandise sales in West Virginia into a trust that is held by the West Virginia Funeral Directors Association. These trusts are recorded at their account value, which approximates fair value.

The cost and market value associated with the assets held in merchandise trusts at March 31, 2012 and December 31, 2011 were as follows:

		Gross	Gross
		Unrealized	Unrealized	Fair
As of March 31, 2012	Cost	Gains	Losses	Value
	(in thousands)

Short-term investments	$33,340	$—	$—	$33,340
Fixed maturities:
U.S. Government and federal agency	—	—	—	—
U.S. State and local government agency	23	—	—	23
Corporate debt securities	10,414	110	(403)	10,121
Other debt securities	1,100	—	—	1,100

Total fixed maturities	11,537	110	(403)	11,244

Mutual funds - debt securities	93,447	1,353	(1,314)	93,486
Mutual funds - equity securities	127,481	5,325	(5,662)	127,144

Equity securities	73,823	4,005	(2,836)	74,992
Other invested assets	7,054	542	—	7,596

Total managed investments	$346,682	$11,335	$(10,215)	$347,802

West Virginia Trust Receivable	7,225	—	—	7,225

Total	$353,907	$11,335	$(10,215)	$355,027

		Gross	Gross
		Unrealized	Unrealized	Fair
As of December 31, 2011	Cost	Gains	Losses	Value
	(in thousands)

Short-term investments	$38,312	$—	$—	$38,312
Fixed maturities:
U.S. Government and federal agency	—	—	—	—
U.S. State and local government agency	23	—	—	23
Corporate debt securities	10,537	19	(791)	9,765
Other debt securities	1,100	—	—	1,100

Total fixed maturities	11,660	19	(791)	10,888

Mutual funds - debt securities	68,291	1,711	(2,581)	67,421
Mutual funds - equity securities	148,209	1,939	(8,860)	141,288

Equity securities	71,760	3,723	(3,131)	72,352
Other invested assets	7,326	34	—	7,360

Total managed investments	$345,558	$7,426	$(15,363)	$337,621

West Virginia Trust Receivable	6,894	—	—	6,894

Total	$352,452	$7,426	$(15,363)	$344,515

The contractual maturities of debt securities as of March 31, 2012 are as follows:

As of March 31, 2012	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
	(in thousands)

U.S. Government and federal agency	$—	$—	$—	$—
U.S. State and local government agency	23	—	—	—
Corporate debt securities	—	8,945	1,176	—
Other debt securities	1,100	—	—	—

Total fixed maturities	$1,123	$8,945	$1,176	$—

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at March 31, 2012 and December 31, 2011 is presented below:

	Less than 12 months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of March 31, 2012	Value	Losses	Value	Losses	Value	Losses
	(in thousands)

Fixed maturities:
U.S. Government and federal agency	$—	$—	$—	$—	$—	$—
U.S. State and local government agency	—	—	—	—	—	—
Corporate debt securities	1,799	102	4,299	301	6,098	403
Other debt securities	—	—	—	—	—	—

Total fixed maturities	1,799	102	4,299	301	6,098	403

Mutual funds - debt securites	29,666	482	36,687	832	66,353	1,314
Mutual funds - equity securites	11,049	1,301	61,383	4,361	72,432	5,662

Equity securities	21,862	1,283	9,158	1,553	31,020	2,836
Other invested assets	—	—	—	—	—	—

Total	$64,376	$3,168	$111,527	$7,047	$175,903	$10,215

	Less than 12 months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2011	Value	Losses	Value	Losses	Value	Losses
	(in thousands)

Fixed maturities:
U.S. Government and federal agency	$—	$—	$—	$—	$—	$—
U.S. State and local government agency	—	—	—	—	—	—
Corporate debt securities	4,007	351	4,459	440	8,466	791
Other debt securities	—	—	—	—	—	—

Total fixed maturities	4,007	351	4,459	440	8,466	791

Mutual funds - debt securites	19,691	1,109	31,916	1,472	51,607	2,581
Mutual funds - equity securites	32,631	970	59,010	7,890	91,641	8,860

Equity securities	20,349	1,941	5,775	1,190	26,124	3,131
Other invested assets	—	—	—	—	—	—

Total	$76,678	$4,371	$101,160	$10,992	$177,838	$15,363

A reconciliation of the Company’s merchandise trust activities for the three months ended March 31, 2012 is presented below:

Fair Value @ 12/31/2011	Contributions	Distributions	Interest/ Dividends	Capital Gain Distributions	Realized Gain/ Loss	Taxes	Fees	Unrealized Change in Fair Value	Fair Value @ 3/31/2012
(in thousands)
$344,515	13,516	(19,037)	3,977	88	3,388	64	(541)	9,057	$355,027

The Company made net distributions from the trusts of approximately $5.5 million during the three months ended March 31, 2012. During the three months ended March 31, 2012, purchases and sales of securities available for sale included in trust investments were approximately $104.6 million and $103.9 million, respectively. Distributions included $5.8 million of assets that were divested as a result of the termination of an operating agreement during the three months ended March 31, 2012.

Other-than-temporary Impairments of Trust Assets

During the three months ended March 31, 2012 and 2011, the Company determined that there were no other than temporary impairments to the investment portfolio in the merchandise trusts.

6.	PERPETUAL CARE TRUSTS

At March 31, 2012, the Company’s perpetual care trusts consisted of the following types of assets:

•	Money Market Funds that invest in low risk short term securities;

•	Publicly traded mutual funds that invest in underlying debt securities;

•	Publicly traded mutual funds that invest in underlying equity securities;

•	Equity investments that are currently paying dividends or distributions. These investments include REIT’s, Master Limited Partnerships;

•	Fixed maturity debt securities issued by various corporate entities;

•	Fixed maturity debt securities issued by the U.S. Government and U.S. Government agencies; and

•	Fixed maturity debt securities issued by U.S. states and local agencies.

All of these investments are classified as Available for Sale as defined by the Investments in Debt and Equity topic of the ASC. Accordingly, all of the assets are carried at fair value. All of these investments are considered to be either Level 1 or Level 2 assets as defined by the Fair Value Measurements and Disclosures topic of the ASC. See Note 15 for further details. There were no Level 3 assets.

The cost and market value associated with the assets held in perpetual care trusts at March 31, 2012 and December 31, 2011 were as follows:

		Gross	Gross
		Unrealized	Unrealized	Fair
As of March 31, 2012	Cost	Gains	Losses	Value
	(in thousands)

Short-term investments	$24,901	$—	$—	$24,901
Fixed maturities:
U.S. Government and federal agency	408	109	—	517
U.S. State and local government agency	66	81	—	147
Corporate debt securities	22,981	481	(638)	22,824
Other debt securities	371	—	—	371

Total fixed maturities	23,826	671	(638)	23,859

Mutual funds - debt securities	107,898	948	(431)	108,415
Mutual funds - equity securities	57,489	4,832	(1,674)	60,647

Equity Securities	40,035	9,203	(41)	49,197
Other invested assets	219	265	—	484

Total	$254,368	$15,919	$(2,784)	$267,503

		Gross	Gross
		Unrealized	Unrealized	Fair
As of December 31, 2011	Cost	Gains	Losses	Value
	(in thousands)

Short-term investments	$22,607	$—	$—	$22,607
Fixed maturities:
U.S. Government and federal agency	408	105	—	513
U.S. State and local government agency	66	81	—	147
Corporate debt securities	23,359	229	(1,434)	22,154
Other debt securities	371	—	—	371

Total fixed maturities	24,204	415	(1,434)	23,185

Mutual funds - debt securities	61,700	185	(1,079)	60,806
Mutual funds - equity securities	104,824	4,295	(9,621)	99,498

Equity Securities	39,199	9,326	(112)	48,413
Other invested assets	327	156	(313)	170

Total	$252,861	$14,377	$(12,559)	$254,679

The contractual maturities of debt securities as of March 31, 2012 are as follows:

As of March 31, 2012	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
	(in thousands)

U.S. Government and federal agency	$—	$517	$—	$—
U.S. State and local government agency	147	—	—	—
Corporate debt securities	127	19,815	2,882	—
Other debt securities	371	—	—	—

Total fixed maturities	$645	$20,332	$2,882	$—

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at March 31, 2012 and December 31, 2011 held in perpetual care trusts is presented below:

	Less than 12 months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of March 31, 2012	Value	Losses	Value	Losses	Value	Losses
	(in thousands)

Fixed maturities:
U.S. Government and federal agency	$—	$—	$—	$—	$—	$—
U.S. State and local government agency	—	—	—	—	—	—
Corporate debt securities	3,886	227	7,761	411	11,647	638
Other debt securities	—	—	—	—	—	—

Total fixed maturities	3,886	227	7,761	411	11,647	638

Mutual funds - debt securites	105	1	3,966	430	4,071	431
Mutual funds - equity securites	8,528	1,674	—	—	8,528	1,674

Equity securities	2,430	39	269	2	2,699	41
Other invested assets	—	—	—	—	—	—

Total	$14,949	$1,941	$11,996	$843	$26,945	$2,784

	Less than 12 months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2011	Value	Losses	Value	Losses	Value	Losses
	(in thousands)

Fixed maturities:
U.S. Government and federal agency	$—	$—	$—	$—	$—	$—
U.S. State and local government agency	—	—	—	—	—	—
Corporate debt securities	7,967	727	8,471	707	16,438	1,434
Other debt securities	—	—	—	—	—	—

Total fixed maturities	7,967	727	8,471	707	16,438	1,434

Mutual funds - debt securites	37,956	772	1,675	307	39,631	1,079
Mutual funds - equity securites	21,483	3,023	44,416	6,598	65,899	9,621

Equity securities	2,978	106	351	6	3,329	112
Other invested assets	170	313	—	—	170	313

Total	$70,554	$4,941	$54,913	$7,618	$125,467	$12,559

A reconciliation of the Company’s perpetual care trust activities for the three months ended March 31, 2012 is presented below:

Fair Value @ 12/31/2011	Contributions	Distributions	Interest/ Dividends	Capital Gain Distributions	Realized Gain/ Loss	Taxes	Fees	Unrealized Change in Fair Value	Fair Value @ 3/31/2012
(in thousands)
$254,679	1,956	(3,293)	3,718	9	(353)	(96)	(434)	11,317	$267,503

The Company made net distributions from the trusts of approximately $1.3 million during the three months ended March 31, 2012. During the three months ended March 31, 2012, purchases and sales of securities available for sale included in trust investments were approximately $155.3 million and $156.1 million, respectively.

Other-than-temporary Impairments of Trust Assets

During the three months ended March 31, 2012 and 2011, the Company determined that there were no other than temporary impairments to the investment portfolio in the perpetual care trusts.

7.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in acquisitions.

A rollforward of goodwill by reportable segment is as follows:

	Cemeteries			Funeral
	Southeast	Northeast	West	Homes	Total
	(in thousands)
Balance as of December 31, 2011	$7,271	$—	$11,948	$17,220	$36,439
Goodwill acquired from acquisitions during the three months ended March 31, 2012	200	—	—	—	200

Balance as of March 31, 2012	$7,471	$—	$11,948	$17,220	$36,639

Other Acquired Intangible Assets

The Company has other acquired intangible assets, most of which have been recognized as a result of acquisitions and long-term operating agreements. These amounts are included within other assets on the condensed consolidated balance sheet. All of the intangible assets are subject to amortization. The major classes of intangible assets are as follows:

	As of			As of
	March 31, 2012			December 31, 2011
	Gross Carrying	Accumulated	Net Intangible	Gross Carrying	Accumulated	Net Intangible
	Amount	Amortization	Asset	Amount	Amortization	Asset
	(in thousands)
Amortized Intangible Assets:
Underlying contract value	$6,151	$(487)	$5,664	$8,484	$(546)	$7,938
Non-compete agreements	3,820	(1,641)	2,179	3,820	(1,413)	2,407
Other intangible assets	205	(70)	135	205	(67)	138

Total Intangible Assets	$10,176	$(2,198)	$7,978	$12,509	$(2,026)	$10,483

The decrease in the underlying contract value is mostly the result of the Company entering into an amended operating agreement with Kingwood Memorial Park Association. See Note 13 for further details.

8.	LONG-TERM DEBT

The Company had the following outstanding debt:

	As of
	March 31,	December 31,
	2012	2011
	(in thousands)

Insurance premium financing	$984	$211
Vehicle Financing	1,046	1,147
Acquisition Credit Facility, due January 2017	—	10,750
Revolving Credit Facility, due January 2017	51,100	33,000
Note Payable - Greenlawn acquisition	1,286	1,321
Note Payable - Nelms acquisition (net of discount)	525	623
Note Payable - acquisition non-competes (net of discounts)	1,304	1,490
10.25% senior notes, due 2017	150,000	150,000

Total	206,245	198,542
Less current portion	2,235	1,487
Less unamortized bond discount	3,119	3,220

Long-term portion	$200,891	$193,835

This note includes a summary of material terms of the Company’s senior notes, senior secured notes, credit facilities and other debt obligations. For a more detailed description of the Company’s long-term debt agreements, see the Company’s 2011 Form 10-K.

10.25% Senior Notes due 2017

The Company has outstanding a $150.0 million aggregate principal amount of 10.25% Senior Notes due 2017 (the “Senior Notes”), with an original issue discount of approximately $4.0 million. The Company pays 10.25% interest per annum on the principal amount of the Senior Notes, payable in cash semi-annually in arrears on June 1 and December 1 of each year. The Senior Notes mature on December 1, 2017.

Credit Facility

On January 19, 2012, the Company entered into the Third Amended and Restated Credit Agreement (the “Credit Agreement”). The terms of the Credit Agreement are substantially the same as the terms of the prior agreement. Capitalized terms which are not defined in the following description shall have the meaning assigned to such terms in the Credit Agreement.

The Credit Agreement provides for a total Revolving Credit Facility of $130.0 million (the “Credit Facility”). Previously, the agreement had an Acquisition Credit Facility and a Revolving Credit Facility with different borrowing limits. The proceeds of the Credit Facility may be used to finance working capital requirements, Permitted Acquisitions and the purchase and construction of mausoleums. The maturity date of the Credit Facility is January 19, 2017.

At March 31, 2012, amounts outstanding under the Credit Facility bear interest at a rate of 3.8%. Amounts borrowed may be either Base Rate Loans or Eurodollar Rate Loans and amounts repaid or prepaid during the term may be reborrowed. Depending on the type of loan, borrowings bear interest at the Base Rate or Eurodollar Rate, plus applicable margins ranging from 1.25% to 2.75% and 2.25% to 3.75%, respectively, depending on the Company’s Consolidated Leverage Ratio. The Base Rate is the highest of the Prime Rate, the Federal Funds Rate plus 0.50%, or the Eurodollar Rate plus 1.0%. The Eurodollar rate is the British Bankers Association LIBOR Rate.

The Credit Agreement requires the Company to pay an unused Commitment Fee, which is calculated based on the amount by which the commitments under the Credit Agreement exceed the usage of such commitments. The Commitment Fee under the Credit Agreement ranges from 0.375% to 0.75% depending on the Company’s Consolidated Leverage Ratio.

The Credit Agreement contains restrictive covenants that, among other things, prohibit distributions upon defined events of default, restrict investments and sales of assets and require the Company to maintain certain financial covenants, including specified financial ratios. A material decrease in revenues could cause the Company to breach certain of its financial covenants. Any such breach could allow the Lenders to accelerate the Company’s debt which would have a material adverse effect on the Company’s business, financial condition or results of operations. The Company’s covenants include a Consolidated Leverage Ratio and a Consolidated Debt Service Coverage Ratio. As of March 31, 2012, the Company was in compliance with all applicable financial covenants.

9.	INCOME TAXES

As of March 31, 2012, the Company’s taxable corporate subsidiaries had a federal net operating loss carryforwards of approximately $152.8 million, which will begin to expire in 2019 and $184.1 million in state net operating losses, a portion of which expires annually.

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

The provision for income taxes for the three months ended March 31, 2012 and 2011 is based upon the estimated annual effective tax rates expected to be applicable to the Company for 2012 and 2011, respectively. The Company’s effective tax rate differs from its statutory tax rate primarily because the Company’s legal entity structure includes different tax filing entities, including a significant number of partnerships that are not subject to paying tax.

The Company is not currently under examination by any federal or state jurisdictions. The federal statute of limitations and certain state statutes of limitations are open from 2008 forward. Management believes that the accrual for tax liabilities is adequate for all open years. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. On the basis of present information, it is the opinion of the Company’s management that there are no pending assessments that will result in a material effect on the Company’s unaudited condensed consolidated financial statements over the next twelve months.

10.	DEFERRED CEMETERY REVENUES, NET

At March 31, 2012 and December 31, 2011, deferred cemetery revenues, net, consisted of the following:

	As of
	March 31,	December 31,
	2012	2011
	(in thousands)

Deferred cemetery revenue	$313,249	$306,488
Deferred merchandise trust revenue	55,425	50,419
Deferred merchandise trust unrealized gains (losses)	1,120	(7,937)
Deferred pre-acquisition margin	131,083	135,243
Deferred cost of goods sold	(42,528)	(42,335)

Deferred cemetery revenues, net	$458,349	$441,878

Deferred selling and obtaining costs	$70,730	$68,542

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

Leases

At March 31, 2012, the Company was committed to operating lease payments for premises, automobiles and office equipment under various operating leases with initial terms ranging from one to five years and options to renew at varying terms. Expenses under operating leases were $0.6 million for the three months ended March 31, 2012 and 2011.

At March 31, 2012, operating leases will result in future payments in the following approximate amounts:

(in thousands)
2013	$1,670
2014	1,043
2015	694
2016	668
2017	626
Thereafter	1,242

Total	$5,943

12.	PARTNERS’ CAPITAL

Unit-Based Compensation

The Company has issued to certain key employees and management unit-based compensation in the form of unit appreciation rights and phantom partnership units.

Compensation expense recognized related to unit appreciation rights and restricted phantom unit awards for the three months ended March 31, 2012 and 2011 are summarized in the table below:

	Three months ended
	March 31,
	2012	2011
	(in thousands)

Unit appreciation rights	$119	$119
Restricted phantom units	79	70

Total unit-based compensation expense	$198	$189

As of March 31, 2012, there was approximately $0.8 million in non-vested unit appreciation rights outstanding. These unit appreciation rights will be expensed through the first quarter of 2014.

13.	ACQUISITIONS

First Quarter 2012 Acquisition

In second quarter of 2009, the Company entered into a long-term operating agreement (the “Operating Agreement”) with Kingwood Memorial Park Association (“Kingwood”) wherein the Company became the exclusive operator of the cemetery. At that time, the Operating Agreement did not qualify as an acquisition for accounting purposes. However, the existing merchandise and perpetual care trusts were consolidated as variable interest entities. In addition, merchandise and other liabilities assumed by the Company were also recorded as of the initial contract date. The consideration paid for this transaction, including cash and an assumed liability, exceeded the net assets recorded as of the initial contract date and an intangible asset was recorded for this amount.

In January of 2012, the Company entered into an amended and restated operating agreement (the “Amended Operating Agreement”), that supersedes the Operating Agreement. The Amended Operating Agreement has a term of 40 years and the Company remains the exclusive operator of the cemetery. As consideration for entering into the Amended Operating Agreement, the Company paid $1.7 million in cash and was relieved of a note payable to Kingwood. In addition, the prior trustees of Kingwood have resigned in favor of new trustees appointed by the Company. As a result of the changes in the Amended Operating Agreement, for accounting purposes, the Company has gained control of Kingwood, and acquisition accounting is now applicable.

The table below reflects the Company’s preliminary assessment of the fair value of net assets acquired, the elimination of debt and other assets and the purchase price, which results in the recognition of goodwill. These amounts may be retrospectively adjusted as additional information is received.

Preliminary
Assessment
(in thousands)

Net Assets Acquired:
Accounts receivable	$66
Cemetery property	3,001
Property and equipment	102

Total net assets acquired	3,169

Assets and Liabilities divested:
Note payable to Kingwood	519
Intangible asset representing underlying contract value	(2,236)

Fair value of net assets acquired and divested	1,452

Consideration paid	1,652

Goodwill from purchase	$200

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

The table below reflects the Company’s final assessment of the fair value of net assets acquired, the purchase price and the resulting goodwill from the purchase.

Final
Assessment

Assets:
Accounts receivable	$97
Cemetery property	1,710
Merchandise trusts, restricted, at fair value	880
Perpetual care trusts, restricted, at fair value	344
Property and equipment	332
Other assets	100

Total assets	3,463

Liabilities:
Deferred margin	795
Merchandise liabilities	734
Deferred tax liabilities	64
Perpetual care trust corpus	344

Total liabilities	1,937

Fair value of net assets acquired	1,526

Consideration paid	1,700

Goodwill from purchase	$174

The results of operations and pro forma results related to the acquisitions made in 2012 and 2011 are not material to the unaudited condensed consolidated financial statements taken as a whole.

First Quarter 2012 Contract Termination

During the third quarter of 2010, certain subsidiaries of the Company entered into a long-term operating agreement (the “Operating Agreement”) with the Archdiocese of Detroit (the “Archdiocese”) wherein the Company became the exclusive operator of certain cemeteries in Michigan owned by the Archdiocese. The Operating Agreement did not qualify as an acquisition for accounting purposes. However, the existing merchandise trust had been consolidated as a variable interest entity as the Company controlled and directly benefited from the operations of the merchandise trust. In addition, liabilities assumed were also recorded as of the contract date. As no consideration was paid in this transaction, the Company had recorded a deferred gain of approximately $3.1 million within deferred cemetery revenues, net, which represented the excess of the value of the merchandise trust over the liabilities assumed.

Effective March 31, 2012, the Company and the Archdiocese agreed to terminate the Operating Agreement. As of the termination date, the Company no longer operated these properties. All activity occurring after March 31, 2012 is the responsibility of the Archdiocese and the Company has no remaining obligation to fulfill any merchandise liabilities or responsibility to perform any obligations of the properties.

As part of the termination, the Company will receive a payment of approximately $2.1 million from the Archdiocese. Of this payment, 25% is due in April of 2012 and the remainder is due in quarterly installments over the next three years on the first day of July, October, January and April beginning July 1, 2012. The payment is subject to adjustment for expenses incurred by the Archdiocese for the period prior to March 31, 2012. Upon termination, the Company recognized a gain of $1.8 million, which is the amount by which the receivable from the Archdiocese exceeded the value of the net assets transferred to the Archdiocese.

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

Segment information is as follows:

As of and for the three months ended March 31, 2012:

	Cemeteries			Funeral
	Southeast	Northeast	West	Homes	Corporate	Adjustment	Total
	(in thousands)
Revenues
Sales	$20,880	$8,458	$10,031	$—	$—	$(8,347)	$31,022
Service and other	9,528	6,575	7,523	—	—	(3,998)	19,628
Funeral home	—	—	—	9,273	—	(336)	8,937

Total revenues	30,408	15,033	17,554	9,273	—	(12,681)	59,587

Costs and expenses
Cost of sales	4,290	1,674	1,664	—	3	(1,211)	6,420
Cemetery	5,704	3,065	4,023	—	—	—	12,792
Selling	7,025	3,136	3,212	—	461	(2,047)	11,787
General and administrative	3,623	1,526	2,044	—	—	—	7,193
Corporate overhead	—	—	—	—	6,603	—	6,603
Depreciation and amortization	536	224	568	620	382	—	2,330
Funeral home	—	—	—	6,799	—	(43)	6,756
Acquisition related costs	—	—	—	—	331	—	331

Total costs and expenses	21,178	9,625	11,511	7,419	7,780	(3,301)	54,212

Operating profit	$9,230	$5,408	$6,043	$1,854	$(7,780)	$(9,380)	$5,375

Total assets	$487,479	$294,230	$386,786	$79,211	$27,255	$—	$1,274,961

Amortization of cemetery property	$979	$560	$294	$—	$—	$18	$1,851

Long lived asset additions	$3,963	$549	$470	$59	$412	$—	$5,453

Goodwill	$7,471	$—	$11,948	$17,220	$—	$—	$36,639

As of and for the three months ended March 31, 2011:

	Cemeteries			Funeral
	Southeast	Northeast	West	Homes	Corporate	Adjustment	Total
	(in thousands)
Revenues
Sales	$18,743	$7,969	$10,091	$—	$2	$(12,277)	$24,528
Service and other	8,360	5,962	8,815	—	—	(5,766)	17,371
Funeral home	—	—	—	7,480	—	(148)	7,332

Total revenues	27,103	13,931	18,906	7,480	2	(18,191)	49,231

Costs and expenses
Cost of sales	3,718	1,600	1,554	—	—	(1,879)	4,993
Cemetery	4,951	3,070	4,065	—	—	—	12,086
Selling	6,416	2,818	2,931	—	583	(3,204)	9,544
General and administrative	2,976	1,527	1,927	—	(3)	—	6,427
Corporate overhead	—	—	—	—	5,958	—	5,958
Depreciation and amortization	331	214	509	397	995	—	2,446
Funeral home	—	—	—	5,309	—	—	5,309
Acquisition related costs	—	—	—	—	933	—	933

Total costs and expenses	18,392	9,229	10,986	5,706	8,466	(5,083)	47,696

Operating profit	$8,711	$4,702	$7,920	$1,774	$(8,464)	$(13,108)	$1,535

Total assets	$429,736	$290,298	$377,936	$48,354	$45,712	$—	$1,192,036

Amortization of cemetery property	$753	$549	$179	$—	$—	$(98)	$1,383

Long lived asset additions	$2,940	$263	$1,263	$46	$112	$—	$4,624

Goodwill	$629	$—	$11,801	$5,897	$—	$—	$18,327

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

The following table allocates the Company’s assets measured at fair value as of March 31, 2012 and December 31, 2011.

As of March 31, 2012

Merchandise Trust

Description	Level 1	Level 2	Total
	(in thousands)
Assets

Short-term investments	$33,340	$—	$33,340

Fixed maturities:
U.S. government and federal agency	—	—	—
U.S. state and local government agency	—	23	23
Corporate debt securities	—	10,121	10,121
Other debt securities	—	1,100	1,100

Total fixed maturity investments	—	11,244	11,244

Mutual funds - debt securities	93,486	—	93,486
Mutual funds - equity securities - real estate sector	26,503	—	26,503
Mutual funds - equity securities - energy sector	6,265	—	6,265
Mutual funds - equity securities - MLP’s	21,057	—	21,057
Mutual funds - equity securities - other	73,319	—	73,319

Equity securities
Preferred REIT’s	9,471	—	9,471
Master limited partnerships	41,819	—	41,819
Global equity securities	23,702	—	23,702
Other invested assets	—	7,596	7,596

Total	$328,962	$18,840	$347,802

Perpetual Care Trust

Description	Level 1	Level 2	Total
	(in thousands)
Assets

Short-term investments	$24,901	$—	$24,901

Fixed maturities:
U.S. government and federal agency	517	—	517
U.S. state and local government agency	—	147	147
Corporate debt securities	—	22,824	22,824
Other debt securities	—	371	371

Total fixed maturity investments	517	23,342	23,859

Mutual funds - debt securities	108,415	—	108,415
Mutual funds - equity securities - real estate sector	16,661	—	16,661
Mutual funds - equity securities - energy sector	15,331	—	15,331
Mutual funds - equity securities - MLP’s	14,374	—	14,374
Mutual funds - equity securities - other	14,281	—	14,281

Equity securities
Preferred REIT’s	20,202	—	20,202
Master limited partnerships	28,247	—	28,247
Global equity securities	748	—	748
Other invested assets	—	484	484

Total	$243,677	$23,826	$267,503

As of December 31, 2011

Merchandise Trust

Description	Level 1	Level 2	Total
	(in thousands)
Assets

Short-term investments	$38,312	$—	$38,312

Fixed maturities:
U.S. government and federal agency	—	—	—
U.S. state and local government agency	—	23	23
Corporate debt securities	—	9,765	9,765
Other debt securities	—	1,100	1,100

Total fixed maturity investments	—	10,888	10,888

Mutual funds - debt securities	67,421	—	67,421
Mutual funds - equity securities - real estate sector	22,847	—	22,847
Mutual funds - equity securities - energy sector	28,057	—	28,057
Mutual funds - equity securities - MLP’s	20,308	—	20,308
Mutual funds - equity securities - other	70,076	—	70,076

Equity securities
Preferred REIT’s	9,001	—	9,001
Master limited partnerships	41,469	—	41,469
Global equity securities	21,882	—	21,882
Other invested assets	—	7,360	7,360

Total	$319,373	$18,248	$337,621

Perpetual Care Trust

Description	Level 1	Level 2	Total
	(in thousands)
Assets

Short-term investments	$22,607	$—	$22,607

Fixed maturities:
U.S. government and federal agency	513	—	513
U.S. state and local government agency	—	147	147
Corporate debt securities	—	22,154	22,154
Other debt securities	—	371	371

Total fixed maturity investments	513	22,672	23,185

Mutual funds - debt securities	60,806	—	60,806
Mutual funds - equity securities - real estate sector	24,580	—	24,580
Mutual funds - equity securities - energy sector	20,069	—	20,069
Mutual funds - equity securities - MLP’s	13,515	—	13,515
Mutual funds - equity securities - other	41,334	—	41,334

Equity securities
Preferred REIT’s	19,720	—	19,720
Master limited partnerships	27,998	—	27,998
Global equity securities	695	—	695
Other invested assets	—	170	170

Total	$231,837	$22,842	$254,679

All level 2 assets are priced utilizing independent pricing services. There were no level 3 assets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, this Quarterly Report on Form 10-Q and our other reports filed with the SEC. We assume no obligation to update or revise any forward-looking statements made herein or any other forward-looking statements made by us, whether as a result of new information, future events or otherwise.

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

Cornerstone had been founded in 1999 by members of our management team and a private equity investment firm in order to acquire a group of 123 cemetery properties and 4 funeral homes. Since that time, Cornerstone, succeeded by us, has acquired additional cemeteries and funeral homes, entered into long term cemetery operating agreements, built funeral homes, and sold cemeteries and funeral homes, resulting in the operation of 271 cemeteries and 69 funeral homes.

Capitalization

On September 20, 2004, we completed our initial public offering. Since that time, we have completed additional follow on public offerings and debt offerings. Our most recent follow on public offering was on February 9, 2011.

Overview

Cemetery Operations

We are currently the second largest owner and operator of cemeteries in the United States. As of March 31, 2012, we operated 271 cemeteries in 26 states and Puerto Rico. We own 253 of these cemeteries, and we operate the remaining 18 under management or operating agreements with the nonprofit cemetery corporations that own the cemeteries. As a result of the agreements, other control arrangements and applicable accounting rules, as of March 31, 2012, we have treated 16 of these cemeteries as acquisitions for accounting purposes.

We operate 2 cemeteries under long-term operating agreements that do not qualify as acquisitions for accounting purposes. As a result, we did not consolidate all of the existing assets and liabilities related to these cemeteries. We have consolidated the existing assets and liabilities of each of these cemeteries’ merchandise and perpetual care trusts as variable interest entities since we control and receive the benefits and absorb any losses from operating these trusts. Under these long-term operating agreements, which are subject to certain termination provisions, we are the exclusive operator of these cemeteries. We earn revenues related to sales of merchandise, services, and interment rights and incur expenses related to such sales and the maintenance and upkeep of these cemeteries. Upon termination of these contracts, we will retain all of the benefits and related contractual obligations incurred from sales generated during the contract period. We have also recognized the existing merchandise liabilities assumed as part of these agreements.

We sell cemetery products and services both at the time of death, which we refer to as at-need, and prior to the time of death, which we refer to as pre-need. Revenues from cemetery operations accounted for approximately 85.0% and 85.1% of our revenues during the three months ended March 31, 2012 and 2011, respectively.

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

Contracts related to pre-need installment sales are usually for a period not to exceed 60 months, with payments of principal and interest required. Pre-need sales contracts normally contain provisions for both principal and interest. For those contracts that do not bear a market rate of interest, we impute such interest based upon the prime rate plus 150 basis points, which resulted in a rate of 4.75% for the three months ended March 31, 2012 and 2011.

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

Funeral Home Operations

As of March 31, 2012, we owned and operated 69 funeral homes. These properties are located in eighteen states and Puerto Rico. Thirty-nine of our funeral homes are located on the grounds of cemeteries that we own.

We derive revenues at our funeral homes from the sale of funeral home merchandise, including caskets and related funeral merchandise, and services, including removal and preparation of remains, the use of our facilities for visitation, worship and performance of funeral services and transportation services. We sell these services and merchandise almost exclusively at the time of need utilizing salaried licensed funeral directors. Funeral home revenues accounted for approximately 15.0% of our revenues during the three months ended March 31, 2012 as compared to 14.9% during the same periods last year.

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

2012 Developments

Significant business developments for the three months ended March 31, 2012 include the following:

•

Effective March 31, 2012, we and the Archdiocese of Detroit terminated an operating agreement where we had been the exclusive operator of three cemeteries in Michigan. All activity occurring after March 31, 2012 is the responsibility of the Archdiocese and we have no remaining obligations under this agreement. Upon termination, we recognized a gain of $1.8 million which is the amount by which payments owed to us from the Archdiocese exceeded the value of the net assets transferred back to the Archdiocese.

•	On January 19, 2012, we amended our Credit Agreement. See Liquidity and Capital Resources for further discussion.

Current Market Conditions and Economic Developments

In the third quarter of 2011, the markets took a downturn over fears of a European debt crisis. During the fourth quarter of 2011, there was some improvement in the markets and this improvement continued into the first quarter of 2012. As a result, as of March 31, 2012, the aggregate market value of our investments exceeded their amortized cost in both our merchandise and perpetual care trusts. As of March 31, 2012 the market value of the assets in our merchandise trust exceeded their amortized cost by 0.3%, an improvement from December 31, 2011 when the ratio of market value to the amortized cost of these assets was 97.7%. As of March 31, 2012 and December 31, 2011, the market value of the assets in our perpetual care trust exceeded their amortized cost by 5.2% and 0.7%, respectively.

As of March 31, 2012, the majority of our long-term debt consists of $150.0 million in Senior Notes due in 2017 and $51.1 million of borrowings on our Credit Facility which expires in 2017. We also have an unused line of $78.9 million under our Credit Facility.

The value of pre-need and at-need contracts written has not deteriorated and the aggregate values of contracts written were $61.0 million for the three months ended March 31, 2012 as compared to $56.9 million during the same period last year.

Impact on Our Ability to Meet Our Debt Covenants

Current market conditions have not negatively impacted our ability to meet our significant debt covenants. These covenants specifically relate to a certain measure of profitability (the “Profitability Measure”) and certain coverage and leverage ratios as defined in the Credit Agreement described below.

The Profitability Measure is primarily related to the current period value of contracts written, investment income from the merchandise and perpetual care trusts, and current expenses incurred. The revenue recognition rules that we must follow for GAAP purposes is not considered.

We have two primary debt covenants that are dependent upon our financial results, the leverage ratio and the consolidated debt service coverage ratio. The leverage ratio relates to the ratio of consolidated debt to the Profitability Measure. Our leverage ratio was 3.13 at March 31, 2012 as opposed to a maximum allowed ratio of 3.65. The consolidated debt service coverage ratio relates to the ratio of Consolidated EBITDA to Consolidated Debt Service. Our consolidated debt service coverage ratio was 3.54 at March 31, 2012 as opposed to a minimum allowed ratio of 2.50.

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

Critical Accounting Policies and Estimates

The unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements required us to make estimates, judgments and assumptions that affected the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods (see Note 1 to the unaudited condensed consolidated financial statements). Our critical accounting policies are those that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgment. These critical accounting policies are discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2011 Form 10-K. There have been no significant changes to our critical accounting policies since the filing of our 2011 Form 10-K.

Results of Operations – Segments

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

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

The method of accounting we utilize to analyze our overall results of operations, including segment results, provides for a production based view of our business. Under the production based view, we recognize revenues at their contract value at the point in time in which the contract is written, less a historic cancellation reserve. All related costs are expensed in the period the contract is recognized as revenue. In contrast, GAAP requires that we defer all revenues, and the direct costs associated with these revenues, until we meet certain delivery and performance requirements. The nature of our business is such that there is no meaningful relationship between the time that elapses from the date a contract is executed and the date the underlying merchandise is delivered or the service, delivery and performance requirements are met. Further, certain factors affecting this time period, such as weather and supplier issues, are out of our control. As a result, during a period of growth, operating profits as defined by GAAP will tend to lag behind operating profits on a production based view because of the required deferral of revenues. Our performance based view ignores these delays and presents results based upon the underlying value of contracts written. We believe this is the most reliable indicator of our performance for a given period as the value of contracts written less a historical cancellation reserve reflects the economic value added during a given period of time. Accordingly, the ensuing segment discussion is on a basis of accounting that differs from generally accepted accounting principles. See Note 1 to the consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2011 for a more detailed discussion of our accounting policies under GAAP.

Cemetery Operations – Southeast

In 2011 we made several acquisitions in our Cemetery Operations – Southeast segment. Of these acquisitions, 6 occurred during the third quarter of 2011 and 5 occurred during the fourth quarter of 2011. Therefore, the results of operations for these properties have no impact on the three months ended March 31, 2011, but are included in the three months ended March 31, 2012. These additions are contributing the majority of the increase in revenues and costs and expenses for this segment.

The table below compares the results of operations for our Cemetery Operations – Southeast for the three months ended March 31, 2012 to the same period last year:

	Three months ended March 31,
	2012	2011	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)

Total revenues	$30,408	$27,103	$3,305	12.2%
Total costs and expenses	21,178	18,392	2,786	15.1%

Operating profit	$9,230	$8,711	$519	6.0%

Revenues

Revenues for Cemetery Operations – Southeast were $30.4 million for the three months ended March 31, 2012, an increase of $3.3 million, or 12.2%, compared to $27.1 million during the same period last year.

The increase was related to an overall increase in the value of contracts written, with an increase of $1.6 million in the value of pre-need contracts and $0.8 million in the value of at-need contracts. In addition, we had an increase of $0.4 million in income from our trusts.

Total costs and expenses

Total costs and expenses for Cemetery Operations – Southeast were $21.2 million for the three months ended March 31, 2012, an increase of $2.8 million, or 15.1%, compared to $18.4 million during the same period last year.

The increase was primarily related to:

•	A $0.6 million increase in cost of goods sold. This was attributable to the corresponding increase in the value of contracts written.

•

A $0.6 million increase in selling expenses. This was primarily attributable to an increase of $0.4 million in labor costs and $0.3 million in commission related expenses, offset by a decrease of $0.1 million in advertising costs.

•

A $0.8 million increase in cemetery expenses. The increase was primarily due to increases of $0.6 million in labor costs, $0.1 million in repair and maintenance costs and $0.1 million in utility and fuel costs.

•	A $0.6 million increase in general and administrative expense primarily due to increases of $0.4 million in labor costs, $0.1 million in insurance costs and $0.1 million in professional fees.

•	A $0.2 million increase in depreciation.

Cemetery Operations – Northeast

The table below compares the results of operations for our Cemetery Operations – Northeast for the three months ended March 31, 2012 to the same period last year:

	Three months ended March 31,
	2012	2011	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)

Total revenues	$15,033	$13,931	$1,102	7.9%
Total costs and expenses	9,625	9,229	396	4.3%

Operating profit	$5,408	$4,702	$706	15.0%

Revenues

Revenues for Cemetery Operations – Northeast were $15.0 million for the three months ended March 31, 2012, an increase of $1.1 million, or 7.9%, compared to $13.9 million during the same period last year.

The increase was related in part to an overall increase in the value of contracts written, with an increase of $0.7 million in the value of pre-need contracts being offset with a decrease in of $0.3 million in the value of at-need contracts written. In addition, we had an increase of $0.7 million in income from our trusts.

Total costs and expenses

Total costs and expenses for Cemetery Operations – Northeast were $9.6 million for the three months ended March 31, 2012, an increase of $0.4 million, or 4.3%, compared to $9.2 million during the same period last year.

The increase was primarily related to:

•	A $0.1 million increase in cost of goods sold. This was attributable to the corresponding increase in the value of contracts written.

•

A $0.3 million increase in selling expenses. This was primarily attributable to increases of $0.1 million in labor costs, $0.1 million in commission related expenses and $0.1 million in advertising costs.

Cemetery Operations – West

In 2011 we made 3 acquisitions in our Cemetery Operations – West segment. These acquisitions occurred during the second quarter of 2011. Therefore, the results of operations for these properties have no impact on the three months ended March 31, 2011, but are included in the three months ended March 31, 2012. These additions are contributing an increase of approximately $0.2 million to revenues and $0.2 million to costs and expenses for this segment.

The table below compares the results of operations for our Cemetery Operations – West for the three months ended March 31, 2012 to the same period last year:

	Three months ended March 31,
	2012	2011	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)

Total revenues	$17,554	$18,906	$(1,352)	-7.2%
Total costs and expenses	11,511	10,986	525	4.8%

Operating profit	$6,043	$7,920	$(1,877)	-23.7%

Revenues

Revenues for Cemetery Operations – West were $17.6 million for the three months ended March 31, 2012, a decrease of $1.3 million, or 7.2%, compared to $18.9 million during the same period last year.

Almost all of the decrease was driven by a decrease in income from our trusts. There was a small increase in the value of contracts written with an increase of $0.3 million in the value of at-need contracts written being offset by a decrease of $0.2 million in the value of pre-need contracts written.

Total costs and expenses

Total costs and expenses for Cemetery Operations – West were $11.5 million for the three months ended March 31, 2012, an increase of $0.5 million, or 4.8%, compared to $11.0 million during the same period last year.

The increase was primarily related to:

•	A $0.1 million increase in the cost of goods sold.

•

A $0.3 million increase in selling expense. This was primarily attributable to increases of $0.1 million in commission related expenses and $0.2 million in advertising, telephone and telemarketing costs.

•	A $0.1 million increase in general and administrative expenses. The increase was primarily due to increases in insurance costs and general office costs.

Funeral Home Segment

In 2011 we acquired 12 funeral homes. Of these acquisitions, 4 occurred during the second quarter of 2011, 4 occurred during the third quarter of 2011 and 4 occurred during the fourth quarter of 2011. Therefore, the results of operations for these properties have no impact on the three months ended March 31, 2011, but are included in the three months ended March 31, 2012. These additions are contributing just over 90% of the increase to revenues and 80% of the increase to costs and expenses for this segment.

The table below compares the results of operations for our Funeral Home segment for the three months ended March 31, 2012 as compared to the same period last year:

	Three months ended March 31,
	2012	2011	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)

Total revenues	$9,273	$7,480	$1,793	24.0%
Total costs and expenses	7,419	5,706	1,713	30.0%

Operating profit	$1,854	$1,774	$80	4.5%

Revenues

Revenues for the Funeral Home segment were $9.3 million for the three months ended March 31, 2012, an increase of $1.8 million, or 24.0%, compared to $7.5 million during the same period last year.

The increase was primarily attributable to a $0.6 million increase in pre-need revenues, a $0.8 million increase in at-need revenues and a $0.4 million increase in other revenues.

Total costs and expenses

Total costs and expenses for the Funeral Home segment were $7.4 million for the three months ended March 31, 2012, an increase of $1.7 million, or 30.0%, compared to $5.7 million during the same period last year.

The increase was primarily attributable to an increase of $0.9 million in personnel expenses, $0.2 in merchandise costs, $0.2 million in facility costs and $0.1 million in depreciation expense, with the remainder attributable to various increases in general and administrative and other expense categories.

Corporate Segment

Amounts allocated to the Corporate segment include each of the following:

•	Miscellaneous selling, cemetery and general administrative expenses that are not allocable to other operating segments.

•	Various home office and other expenses. These expenses equal the total corporate expenses as shown on the face of the income statement.

•	Certain depreciation and amortization expenses.

•	Acquisition related costs.

The table below details expenses incurred by the Corporate segment for the three months ended March 31, 2012 and for the same period last year:

	Three months ended March 31,
	2012	2011	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)

Selling, cemetery and general and administrative expenses	$464	$580	$(116)	-20.0%
Depreciation and amortization	382	995	(613)	-61.6%
Acquisition related costs	331	933	(602)	-64.5%

Corporate expenses
Corporate personnel expenses	3,148	2,764	384	13.9%
Other corporate expenses	3,455	3,194	261	8.2%

Total corporate overhead	6,603	5,958	645	10.8%

Total corporate expenses	$7,780	$8,466	$(686)	-8.1%

Selling, cemetery and general administrative expenses allocated to the Corporate segment were $0.5 million for the three months ended March 31, 2012, a decrease of $0.1 million, or 20.0% compared to $0.6 million during the same period last year.

Total corporate overhead was $6.6 million for the three months ended March 31, 2012, an increase of $0.6 million, or 10.8% compared to $6.0 million during the same period last year. The increase was primarily attributable to an increase of $0.4 million in labor costs, $0.1 million in advertising and $0.1 million in other corporate expenses.

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

The table below analyzes results of operations and the changes therein for the three months ended March 31, 2012 as compared to the same period last year. The table is structured so that our readers can determine whether changes were based upon changes in the level of merchandise and services and other revenues generated during each period and/ or changes in the timing of when merchandise and services were delivered:

	Three months ended			Three months ended
	March 31, 2012			March 31, 2011
	(in thousands)			(in thousands)
Revenues	Segment Results (non-GAAP)	Non-segment Results	GAAP Results	Segment Results (non-GAAP)	Non-segment Results	GAAP Results	Change in GAAP results ($)	Change in GAAP results (%)

Pre-need cemetery revenues	$29,842	$(7,096)	$22,746	$27,820	$(10,408)	$17,412	$5,334	30.6%
At-need cemetery revenues	20,432	(1,128)	19,304	19,645	(2,328)	17,317	1,987	11.5%
Investment income from trusts	9,864	(4,383)	5,481	10,290	(5,521)	4,769	712	14.9%
Interest income	1,938	—	1,938	1,543	—	1,543	395	25.6%
Funeral home revenues	9,273	(336)	8,937	7,480	(148)	7,332	1,605	21.9%
Other cemetery revenues	919	262	1,181	644	214	858	323	37.6%

Total revenues	72,268	(12,681)	59,587	67,422	(18,191)	49,231	10,356	21.0%

Costs and expenses

Cost of goods sold	7,631	(1,211)	6,420	6,872	(1,879)	4,993	1,427	28.6%
Cemetery expense	12,792	—	12,792	12,086	—	12,086	706	5.8%
Selling expense	13,834	(2,047)	11,787	12,748	(3,204)	9,544	2,243	23.5%
General and administrative expense	7,193	—	7,193	6,427	—	6,427	766	11.9%
Corporate overhead	6,603	—	6,603	5,958	—	5,958	645	10.8%
Depreciation and amortization	2,330	—	2,330	2,446	—	2,446	(116)	-4.7%
Funeral home expense	6,799	(43)	6,756	5,309	—	5,309	1,447	27.3%
Acquisition related costs	331	—	331	933	—	933	(602)	-64.5%

Total costs and expenses	57,513	(3,301)	54,212	52,779	(5,083)	47,696	6,516	13.7%

Operating profit	$14,755	$(9,380)	$5,375	$14,643	$(13,108)	$1,535	$3,840	250.2%

Revenues

Pre-need cemetery revenues were $22.7 million for the three months ended March 31, 2012, an increase of $5.3 million, or 30.6%, as compared to $17.4 million during the same period last year. The increase was primarily caused by an increase of $2.0 million in the value of cemetery contracts written and a decrease of $3.3 million in deferred revenue.

At-need cemetery revenues were $19.3 million for the three months ended March 31, 2012, an increase of $2.0 million, or 11.5%, as compared to $17.3 million during the same period last year. The increase was primarily caused by an increase of $0.8 million in the value of cemetery contracts written and a decrease of $1.2 million in deferred revenue.

The majority of the increase in the value of pre-need and at-need contracts was driven by our Cemetery Operations - Southeast segment where we acquired 6 cemeteries during the third quarter of 2011 and 5 cemeteries during the fourth quarter of 2011. Therefore, the results of operations for these cemeteries are included in the three months ended March 31, 2012, but have no impact on the three months ended March 31, 2011.

Investment income from trusts was $5.5 million for the three months ended March 31, 2012, an increase of $0.7 million, or 14.9%, as compared to $4.8 million during the same period last year. On a segment basis, we had a decrease of $0.4 million, which was offset by an adjustment of $1.1 million related to funds for which we have met the requirements that allow us to recognize them as revenue.

Interest income on accounts receivable was $1.9 million for the three months ended March 31, 2012, an increase of $0.4 million, or 25.6%, as compared to $1.5 million during the same period last year.

Revenues for the Funeral Home segment were $8.9 million for the three months ended March 31, 2012, an increase of $1.6 million, or 21.9%, compared to $7.3 million during the same period last year. The majority of the increase was driven by the 12 funeral homes we acquired subsequent to the first quarter of 2011, and was primarily attributable to a $0.6 million increase in at-need revenues, a $0.5 million increase in pre-need revenues and a $0.5 million increase in other revenues.

Other cemetery revenues were $1.2 million for the three months ended March 31, 2012, an increase of $0.3 million, or 37.6%, as compared to $0.9 million during the same period last year.

Costs and Expenses

Cost of goods sold were $6.4 million during the three months ended March 31, 2012, an increase of $1.4 million, or 28.6%, as compared to $5.0 million during the same period last year. The ratio of cost of goods sold to pre-need and at-need cemetery revenues increased to 15.3% during the three months ended March 31, 2012 as compared to 14.4% during the same period last year. The change in the ratio primarily relates to changes in product mix.

Cemetery expenses were $12.8 million during the three months ended March 31, 2012, an increase of $0.7 million, or 5.8%, compared to $12.1 million during the same period last year. The major components of the overall expense increase were

$0.6 million in labor costs and $0.1 million in repairs and maintenance expenditures. Cemetery expenses relate to the current costs of managing and maintaining our cemetery properties. These costs are expensed as incurred and are not deferred. Accordingly, from a margin standpoint, the most effective gauge of measuring cemetery expenses is as a ratio of segment level pre-need and at-need cemetery revenues. Changes in this ratio give an indication of our ability to manage and control our operating costs relative to our overall cemetery operations. An increase in the ratio indicates that expense increases related to the operation and maintenance of our cemetery properties exceeded increases in the value of contracts written, while a decrease in the ratio indicates that expense growth did not exceed increases in the value of contracts written. In the short-term, this ratio can be positively or negatively impacted by our acquisitions, including such factors as how long it takes us to fully implement our pre-need sales programs and whether there are any unanticipated costs. Over the long-term, we would expect this ratio to slightly decline as many of the expenses in this category are fixed in nature. The ratio of cemetery expenses to segment level pre-need and at-need cemetery revenues was 25.4% during the three months ended March 31, 2012 as compared to 25.5% during the same period last year.

Selling expenses were $11.8 million during the three months ended March 31, 2012, an increase of $2.3 million, or 23.5%, as compared to $9.5 million during the same period last year. The major components of the overall expense increase were $0.5 million in commissions, $0.5 million in salaries and benefits, $0.1 million in telephone and telemarketing costs and a reduction in deferred selling expenses of $1.2 million. The ratio of selling expenses to cemetery revenues was 28.0% during the three months ended March 31, 2012 as compared to 27.5% during the same period last year. This ratio gives some indication of how effectively the money we invest in selling efforts is translating into sales. However, the majority of our selling expenses are sales commissions and bonuses which are based on a percentage of the value of actual contracts written. As a result, we would expect this ratio to remain fairly consistent.

General and administrative expenses were $7.2 million during the three months ended March 31, 2012, an increase of $0.8 million, or 11.9%, compared to $6.4 million during the same period last year. The majority of the increase was primarily due to an increase of $0.5 million in labor costs, $0.2 million in insurance costs, and $0.1 professional fees, general office supplies and other miscellaneous expenses. General and administrative expenses are expensed as incurred and are not deferred. Accordingly, from a margin standpoint, the most effective gauge of measuring general and administrative expenses is as a ratio of segment level pre-need and at-need cemetery revenues. Changes in this ratio give an indication of our ability to manage and control our general and administrative costs relative to our overall cemetery operations. An increase in the ratio indicates that general and administrative percentage expense increases related to our cemetery properties exceeded percent increases in the value of contracts written, while a decrease in the ratio indicates that expense growth on a percentage basis did not exceed percentage increases in the value of contracts written. In the short-term, this ratio can be positively or negatively impacted by our acquisitions, including such factors as how long it takes us to fully implement our pre-need sales programs and whether there are any unanticipated costs. Over the long-term, we would expect this ratio to slightly decrease as many of the expenses in this category are fixed in nature. The ratio of general and administrative expenses to segment level pre-need and at-need cemetery revenues was 14.3% during the three months ended March 31, 2012 compared to 13.5% during the same period last year.

Total corporate overhead was $6.6 million for the three months ended March 31, 2012, an increase of $0.6 million, or 10.8% compared to $6.0 million during the same period last year. The increase was primarily attributable to an increase of $0.4 million in labor costs, $0.1 million in advertising and $0.1 million in other corporate expenses.

Depreciation and amortization was $2.3 million during the three months ended March 31, 2012, a decrease of $0.1 million, or 4.7%, as compared to $2.4 million during the period last year. The decrease was primarily due to reduced amortization of debt financing fees.

Funeral home expenses were $6.8 million for the three months ended March 31, 2012, an increase of $1.5 million, or 27.3%, compared to $5.3 million during the same period last year. The increase was primarily attributable to an increase of $0.9 million in personnel expenses, $0.2 in merchandise costs and $0.2 million in facility costs, with the remainder attributable to various increases in general and administrative and other expense categories.

Acquisition related costs were $0.3 million for the three months ended March 31, 2012, a decrease of $0.6 million, or 64.5%, as compared to $0.9 million during the same period last year. These costs will vary from period to period depending on the amount of acquisition activity that takes place.

Non-segment Allocated Results

As previously mentioned, certain income statement amounts are not allocated to segment operations. These amounts are those line items that can be found on our income statement below operating profit and above income before income taxes.

The table below summarizes these items and the changes between the three months ended March 31, 2012 and 2011:

	Three months ended March 31,
	2012	2011	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)

Expenses related to refinancing	$—	$453	$(453)	n/a
Gain on termination of operating agreement	1,820	—	1,820	n/a
Early extinguishment of debt	—	4,010	(4,010)	n/a
Interest expense	4,966	5,090	(124)	-2.4%
Income tax expense (benefit)	$199	$(804)	$1,003	-124.8%

During the three months ended March 31, 2011, we incurred $0.5 million of expenses when we amended our credit facilities in January of 2011 and incurred an early extinguishment of debt charge of $4.0 million related to a one-time make-whole premium we paid in connection with the early repayment of our $35.0 million in Class B and Class C Senior Secured Notes.

During the three months ended March 31, 2012, we recognized a gain of $1.8 million related to the termination of an operating agreement.

Interest expense has decreased slightly during the three months ended March 31, 2012 as compared to the same period last year. This decrease is caused by a change in our debt mix and reduced interest rates. Average amounts outstanding under our credit facility were $48.0 million and $14.9 million at March 31, 2012 and 2011, respectively. However, amendments that we made to our credit facility in 2011 and January of 2012 have reduced our interest rate and the rate was approximately 2.7 basis points lower during the three months ended March 31, 2012 as opposed to the same period last year. In addition, we had $35.0 million of Senior Secured Notes which bore interest at 12.5% outstanding at the beginning of 2011. The Senior Secured Notes were repaid in February of 2011.

Income tax expense was $0.2 million for the three months ended March 31, 2012, as compared to a benefit of $0.8 million during the same period last year. Our effective tax rate differs from our statutory tax rate primarily because our legal entity structure includes different tax filing entities, including a significant number of partnerships that are not subject to paying tax.

Supplemental data

The following table presents supplemental operating data for the periods presented:

	Three months ended March 31, 2012	Three months ended March 31, 2011

Operating Data:
Interments performed	11,801	11,684

Interment rights sold:
Lots	6,230	5,905
Mausoleum crypts (including pre-construction)	577	608
Niches	274	262

Total interment rights sold	7,081	6,775

Number of contracts written	24,406	23,987
Aggregate contract amount, in thousands (excluding interest)	$61,025	$56,903
Average amount per contract (excluding interest)	$2,500	$2,372

Number of pre-need contracts written	11,586	11,562
Aggregate pre-need contract amount, in thousands (excluding interest)	$38,687	$35,411
Average amount per pre-need contract (excluding interest)	$3,339	$3,063

Number of at-need contracts written	12,820	12,425
Aggregate at-need contract amount, in thousands	$22,338	$21,492
Average amount per at-need contract	$1,742	$1,730

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

Long-term Debt

10.25% Senior Notes due 2017

We have outstanding $150.0 million aggregate principal amount of 10.25% Senior Notes due 2017 (the “Senior Notes”), with an original issue discount of approximately $4.0 million. We pay 10.25% interest per annum on the principal amount of the Senior Notes, payable in cash semi-annually in arrears on June 1 and December 1 of each year. The Senior Notes mature on December 1, 2017.

Credit Facility

On January 19, 2012, we entered into the Third Amended and Restated Credit Agreement (the “Credit Agreement”). The terms of the Credit Agreement are substantially the same as the terms of the prior agreement which was amended numerous times prior to entering into the Credit Agreement. Capitalized terms which are not defined in the following description shall have the meaning assigned to such terms in the Credit Agreement.

The Credit Agreement provides for a total revolving credit facility of $130.0 million (the “Credit Facility”). Previously, the agreement had an Acquisition Credit Facility and a Revolving Credit Facility with different borrowing limits. The proceeds of the Credit Facility may be used to finance working capital requirements, Permitted Acquisitions and the purchase and construction of mausoleums. The maturity date of the Credit Facility is January 19, 2017.

At March 31, 2012, amounts outstanding under the Credit Facility bear interest at a rate of 3.8%. Amounts borrowed may be either Base Rate Loans or Eurodollar Rate Loans and amounts repaid or prepaid during the term may be reborrowed. Depending on the type of loan, borrowings bear interest at the Base Rate or Eurodollar Rate, plus applicable margins ranging from 1.25% to 2.75% and 2.25% to 3.75%, respectively, depending on our Consolidated Leverage Ratio. The Base Rate is the highest of the Prime Rate, the Federal Funds Rate plus 0.50%, or the Eurodollar Rate plus 1.0%. The Eurodollar rate is the British Bankers Association LIBOR Rate.

The Credit Agreement requires us to pay an unused Commitment Fee, which is calculated based on the amount by which the commitments under the Credit Agreement exceed the usage of such commitments. The Commitment Fee under the New Credit Agreement ranges from 0.375% to 0.75% depending on our Consolidated Leverage Ratio.

The Credit Agreement contains restrictive covenants that, among other things, prohibit distributions upon defined events of default, restrict investments and sales of assets and require us to maintain certain financial covenants, including specified financial ratios. A material decrease in revenues could cause us to breach certain financial covenants. Any such breach could allow the Lenders to accelerate our debt which would have a material adverse effect on our business, financial condition or results of operations. As of March 31, 2012 we were in compliance with all applicable financial covenants.

Amounts outstanding under our credit facility fluctuated during the three months ended March 31, 2012 and 2011. At the beginning of 2012, we had $43.8 million outstanding on our credit facilities. These amounts were combined into one facility in January of 2012. We borrowed an additional $7.3 million during the first quarter of 2012 and have outstanding borrowings of $51.1 million on our credit facility at March 31, 2012. At the beginning of 2011, we had $33.5 million outstanding on our credit facilities which we repaid in February of 2011. We did not have any additional borrowings on our credit facilities from this point through the end of our first quarter ended March 31, 2011. The average amounts borrowed under our credit facilities were $48.0 million and $14.9 million for the three months ended March 31, 2012 and 2011, respectively.

For a more detailed description of the Company’s long-term debt agreements, see the Company’s 2011 Form 10-K.

Cash Flow from Operating Activities

Cash flows provided by operating activities were $8.2 million during the three months ended March 31, 2012, an increase of $7.6 million compared to cash provided by operating activities of $0.6 million during the same period last year. The increase is primarily due to a decrease in cash used for payables of $3.8 million, a decrease in interest paid of $0.8 million and a decrease in acquisition related costs of $0.6 million, combined with increased cash flows of $1.5 million from our accounts receivable.

Cash Flow from Investing Activities

Net cash used in investing activities was $3.8 million during the three months ended March 31, 2012 as compared to $4.2 million during the same period last year. Cash flows used for investing activities during the three months ended March 31, 2012 were $1.7 million paid upon the execution of a revised operating agreement and $2.1 million for other capital expenditures. Cash flows used for investing activities during the three months ended March 31, 2011 were $1.7 million for the acquisition of three cemetery properties and $2.5 million for other capital expenditures.

Cash Flow from Financing Activities

Cash flows used in financing activities were $7.7 million during the three months ended March 31, 2012 as compared to cash provided by financing activities of $23.5 million during the same period last year. Cash flows used in financing activities for the three months ended March 31, 2012 were cash distributions to unit holders of $11.8 million and financing costs related to our amended credit facility of $2.0 million, offset by net borrowings of $6.1 million. Cash flows provided by financing activities for the three months ended March 31, 2011 were $103.6 million of proceeds from our public offering and contribution from our general partner of $2.2 million offset by net repayments of long-term debt of $69.0 million, cash distributions to unit holders of $9.3 million and the payment of a $4.0 million make-whole premium related to the pay-off of $35.0 million in Senior Secured Notes.

Capital Expenditures

The following table summarizes total maintenance capital expenditures and expansion capital expenditures, including expenditures for the construction of mausoleums and for acquisitions, for the periods presented:

	Three months ended
	March 31,
	2012	2011
	(in thousands)

Maintenance capital expenditures	$898	$1,759
Expansion capital expenditures	2,869	2,406

Total capital expenditures	$3,767	$4,165

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

Interest-Bearing Investments

Our fixed-income securities subject to market risk consist primarily of investments in our merchandise trusts and perpetual care trusts. As of March 31, 2012, the fair value of fixed-income securities in our merchandise trusts represented 3.2% of the fair value of total trust assets while the fair value of fixed-income securities in our perpetual care trusts represented 8.9% of the fair value of total trust assets. The aggregate quoted fair value of these fixed-income securities was $11.2 million and $23.9 million in merchandise trusts and perpetual care trusts, respectively, as of March 31, 2012. Each 1% change in interest rates on these fixed-income securities would result in changes of approximately $112,000 and $239,000 in the fair market value of the assets in our merchandise trusts and perpetual care trusts, respectively, based on discounted expected future cash flows. If these securities are held to maturity, no change in fair market value will be realized.

Our money market and other short-term investments subject to market risk consist primarily of investments in our merchandise trusts and perpetual care trusts. As of March 31, 2012, the fair value of money market and short-term investments in our merchandise trusts represented 9.4% of the fair value of total trust assets while the fair value of money market and short-term investments in our perpetual care trusts represented 9.3% of the fair value of total trust assets. The aggregate quoted fair value of these money market and short-term investments was $33.3 million and $24.9 million in merchandise trusts and perpetual care trusts, respectively, as of March 31, 2012. Each 1% change in interest rates on these money market and short-term investments would result in changes of approximately $333,000 and $249,000 in the fair market value of the assets in our merchandise trusts and perpetual care trusts, respectively, based on discounted expected future cash flows.

Marketable Equity Securities

Our marketable equity securities subject to market risk consist primarily of investments held in our merchandise trusts and perpetual care trusts. These assets consist of both individual equity securities as well as closed and open ended mutual funds. As of March 31, 2012, the fair value of marketable individual equity securities in our merchandise trusts represented 21.1% of the fair value of total trust assets while the fair value of marketable individual equity securities in our perpetual care trusts represented 18.4% of total trust assets. The aggregate quoted fair market value of these marketable individual equity securities was $75.0 million and $49.2 million in merchandise trusts and perpetual care trusts, respectively, as of March 31, 2012, based on final quoted sales prices. Each 10% change in the average market prices of the individual equity securities would result in a change of approximately $7.5 million and $4.9 million in the fair market value of securities held in merchandise trusts and perpetual care trusts, respectively. As of March 31, 2012, the fair value of marketable closed and open ended mutual funds in our merchandise trusts represented 62.1% of the fair value of total trust assets while the fair value of closed and open ended mutual funds in our perpetual care trusts represented 63.2% of total trust assets. The aggregate quoted fair market value of these closed and open ended mutual funds was $220.6 million and $169.1 million in merchandise trusts and perpetual care trusts, respectively, as of March 31, 2012, based on final quoted sales prices. Each 10% change in the average market prices of the closed and open ended mutual funds would result in a change of approximately $22.1 million and $16.9 million in the fair market value of securities held in merchandise trusts and perpetual care trusts, respectively.

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

Debt Instruments

Our Credit Facility bears interest at a floating rate, based on LIBOR, which is adjusted quarterly. This subjects us to increases in interest expense resulting from movements in interest rates. As of March 31, 2012, we had $51.1 million of borrowings outstanding under our Credit Facility. After borrowings, our unused line of credit under the Credit Facility is $78.9 million. The interest rate on amounts outstanding under the Credit Facility was approximately 3.8% at March 31, 2012.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and in other reports filed with the SEC which could materially affect our business, financial condition or future results.

The risks described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and in other reports filed with the SEC are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including the risks faced by us described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and in other reports filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

10.1	Third Amended and Restated Credit Agreement, dated January 19, 2012, among StoneMor Operating LLC, each of its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 24, 2012).

10.2	Confirmation and Amendment Agreement, dated January 19, 2012, among StoneMor Operating LLC, each of its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P. and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 24, 2012).

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors.

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of Timothy K. Yost, Chief Financial Officer and Secretary.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith).

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Timothy K. Yost, Chief Financial Officer and Secretary (furnished herewith).

101	Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2012, and December 31, 2011; (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011; (iii) Condensed Consolidated Statement of Partners’ Capital; (iv) Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2012 and 2011; and (v) Notes to the Condensed Consolidated Financial Statements. Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of StoneMor Partners, L.P.

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

STONEMOR PARTNERS L.P.
By: StoneMor GP LLC
its general partner

May 9, 2012	/s/ Lawrence Miller
Lawrence Miller
Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

May 9, 2012	/s/ Timothy K. Yost
Timothy K. Yost
Chief Financial Officer and Secretary (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

10.1	Third Amended and Restated Credit Agreement, dated January 19, 2012, among StoneMor Operating LLC, each of its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 24, 2012).

10.2	Confirmation and Amendment Agreement, dated January 19, 2012, among StoneMor Operating LLC, each of its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P. and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 24, 2012).

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors.

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of Timothy K. Yost, Chief Financial Officer and Secretary.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith).

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Timothy K. Yost, Chief Financial Officer and Secretary (furnished herewith).

101	Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2012, and December 31, 2011; (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011; (iii) Condensed Consolidated Statement of Partners’ Capital; (iv) Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2012 and 2011; and (v) Notes to the Condensed Consolidated Financial Statements. Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of StoneMor Partners, L.P.

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