Form 10-Q
period 2012-06-30
STONEMOR PARTNERS LP
filed 2012-08-07
CIK 1286131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

The number of the registrant’s outstanding common units at August 1, 2012 was 19,538,051.

Index – Form 10-Q

Part I – Financial Information

Item 1.	Financial Statements

StoneMor Partners L.P.

Condensed Consolidated Balance Sheet

(in thousands)

(unaudited)

	June 30, 2012	December 31, 2011

Assets
Current assets:
Cash and cash equivalents	$7,787	$12,058
Accounts receivable, net of allowance	51,908	48,837
Prepaid expenses	5,899	4,266
Other current assets	15,990	16,670

Total current assets	81,584	81,831

Long-term accounts receivable, net of allowance	71,098	68,394
Cemetery property	302,986	298,938
Property and equipment, net of accumulated depreciation	72,948	73,777
Merchandise trusts, restricted, at fair value	345,884	344,515
Perpetual care trusts, restricted, at fair value	269,223	254,679
Deferred financing costs, net of accumulated amortization	9,667	8,817
Deferred selling and obtaining costs	71,921	68,542
Deferred tax assets	420	415
Goodwill	34,091	32,299
Other assets	13,608	16,918

Total assets	$1,273,430	$1,249,125

Liabilities and partners’ capital
Current liabilities:
Accounts payable and accrued liabilities	$25,663	$26,428
Accrued interest	1,654	1,632
Current portion, long-term debt	2,035	1,487

Total current liabilities	29,352	29,547

Other long-term liabilities	1,977	2,830
Long-term debt	211,991	193,835
Deferred cemetery revenues, net	462,088	441,878
Deferred tax liabilities	16,347	16,968
Merchandise liability	125,024	129,109
Perpetual care trust corpus	269,223	254,679

Total liabilities	1,116,002	1,068,846

Commitments and contingencies
Partners’ capital
General partner	1,288	2,192
Common partners	156,140	178,087

Total partners’ capital	157,428	180,279

Total liabilities and partners’ capital	$1,273,430	$1,249,125

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statement of Operations

(in thousands, except unit data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues:
Cemetery
Merchandise	$30,337	$31,104	$57,481	$52,539
Services	11,265	11,604	23,347	22,402
Investment and other	12,051	10,036	23,475	19,702
Funeral home
Merchandise	3,569	2,957	7,587	6,096
Services	4,286	4,406	9,205	8,599

Total revenues	61,508	60,107	121,095	109,338

Costs and Expenses:
Cost of goods sold (exclusive of depreciation shown separately below):
Perpetual care	1,415	1,399	2,782	2,724
Merchandise	5,821	5,817	10,874	9,485
Cemetery expense	14,775	15,462	27,567	27,548
Selling expense	13,123	12,187	24,910	21,731
General and administrative expense	7,195	7,031	14,388	13,458
Corporate overhead (including $210 and $191 in unit-based compensation for the three months ended June 30, 2012 and 2011, and $409 and $381 for the six months ended June 30, 2012 and 2011, respectively)	7,756	5,986	14,359	11,944
Depreciation and amortization	2,230	2,042	4,560	4,488
Funeral home expense
Merchandise	1,107	1,009	2,530	2,215
Services	3,302	2,803	6,707	5,349
Other	2,206	1,886	4,134	3,443
Acquisition related costs	782	1,025	1,113	1,958

Total cost and expenses	59,712	56,647	113,924	104,343

Operating profit	1,796	3,460	7,171	4,995

Expenses related to refinancing	—	—	—	453
Gain (loss) on termination of operating agreement	(83)	—	1,737	—
Gain on acquisition	122	—	122	—
Early extinguishment of debt	—	—	—	4,010
Interest expense	4,870	4,352	9,836	9,442

Net loss before income taxes	(3,035)	(892)	(806)	(8,910)

Income tax expense (benefit)
State	97	(902)	242	(898)
Federal	(963)	(805)	(909)	(1,613)

Total income tax expense (benefit)	(866)	(1,707)	(667)	(2,511)

Net income (loss)	$(2,169)	$815	$(139)	$(6,399)

General partner’s interest in net income (loss) for the period	$(43)	$16	$(3)	$(128)

Limited partners’ interest in net income (loss) for the period	$(2,126)	$799	$(136)	$(6,271)

Net income (loss) per limited partner unit (basic and diluted)	$(.11)	$.04	$(.01)	$(.34)

Weighted average number of limited partners’ units outstanding (basic and diluted)	19,375	19,341	19,372	18,529
Distributions declared per unit	$.585	$.585	$1.170	$1.170

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statement of

Partners’ Capital

(in thousands)

(unaudited)

	Partners’ Capital
	Common Unit Holders	General Partner	Total
Balance, December 31, 2011	$178,087	$2,192	$180,279

Issuance of common units	603	—	603
Compensation related to UARs	248	—	248
Net loss	(136)	(3)	(139)
Cash distribution	(22,662)	(901)	(23,563)

Balance, June 30, 2012	$156,140	$1,288	$157,428

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statement of Cash Flows

(in thousands)

(unaudited)

	For the six months ended June 30,
	2012	2011
Operating activities:
Net income (loss)	$(139)	$(6,399)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of lots sold	3,979	3,281
Depreciation and amortization	4,560	4,488
Unit-based compensation	409	381
Accretion of debt discounts	723	625
Gain on acquisition	(122)	—
Gain on termination of operating agreement	(1,737)	—
Write-off of deferred financing fees	—	453
Fees paid related to early extinguishment of debt	—	4,010
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(8,180)	(9,430)
Allowance for doubtful accounts	3,293	2,473
Merchandise trust fund	(1,917)	(11,217)
Prepaid expenses	(1,169)	(331)
Other current assets	(860)	(1,505)
Other assets	139	198
Accounts payable and accrued and other liabilities	348	(7,549)
Deferred selling and obtaining costs	(3,380)	(5,263)
Deferred cemetery revenue	23,699	25,358
Deferred taxes (net)	(1,000)	(1,745)
Merchandise liability	(4,451)	(954)

Net cash provided by (used in) operating activities	14,195	(3,126)

Investing activities:
Cash paid for cemetery property	(3,600)	(2,270)
Purchase of subsidiaries	(3,426)	(3,850)
Cash paid for property and equipment	(1,835)	(3,204)

Net cash used in investing activities	(8,861)	(9,324)

Financing activities:
Cash distribution	(23,563)	(21,056)
Additional borrowings on long-term debt	29,200	12,300
Repayments of long-term debt	(13,422)	(73,924)
Proceeds from public offering	—	103,207
Proceeds from general partner contribution	—	2,246
Fees paid related to early extinguishment of debt	—	(4,010)
Cost of financing activities	(1,820)	(1,114)

Net cash provided by (used in) financing activities	(9,605)	17,649

Net increase in cash and cash equivalents	(4,271)	5,199
Cash and cash equivalents - Beginning of period	12,058	7,535

Cash and cash equivalents - End of period	$7,787	$12,734

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$9,048	$9,552
Cash paid during the period for income taxes	$3,655	$1,710
Non-cash investing and financing activities
Acquisition of assets by financing	$53	$143
Issuance of limited partner units for cemetery acquisition	$603	$264
Acquisition of asset by assumption of directly related liability	$544	$—

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

1.	NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

StoneMor Partners L.P. (“StoneMor”, the “Company” or the “Partnership”) is a provider of funeral and cemetery products and services in the death care industry in the United States. Through its subsidiaries, StoneMor offers a complete range of funeral merchandise and services, along with cemetery property, merchandise and services, both at the time of need and on a pre-need basis. As of June 30, 2012, the Partnership operated 272 cemeteries, 254 of which are owned, in 26 states and Puerto Rico and owned and operated 71 funeral homes in 18 states and Puerto Rico.

Basis of Presentation

The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All interim financial data is unaudited. However, in the opinion of management, the interim financial data as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for a full year. The December 31, 2011 condensed consolidated balance sheet data was derived from audited financial statements included in the Company’s 2011 Annual Report on Form 10-K (“2011 Form 10-K”) and has been adjusted to include the effects of retrospective adjustments resulting from the Company’s 2011 acquisitions, but does not include all disclosures required by GAAP, which are presented in the Company’s 2011 Form 10-K.

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

2.	LONG-TERM ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

Long-term accounts receivable, net, consist of the following:

	As of
	June 30, 2012	December 31, 2011
	(in thousands)

Customer receivables	$161,447	$151,540
Unearned finance income	(18,424)	(16,727)
Allowance for contract cancellations	(20,017)	(17,582)

	123,006	117,231
Less: current portion, net of allowance	51,908	48,837

Long-term portion, net of allowance	$71,098	$68,394

Activity in the allowance for contract cancellations is as follows:

	For the six months ended June 30,
	2012	2011
	(in thousands)

Balance - Beginning of period	$17,582	$15,832
Provision for cancellations	9,791	9,211
Charge-offs - net	(7,356)	(6,853)

Balance - End of period	$20,017	$18,190

3.	CEMETERY PROPERTY

Cemetery property consists of the following:

	As of
	June 30, 2012	December 31, 2011
	(in thousands)

Developed land	$68,770	$64,266
Undeveloped land	166,227	164,723
Mausoleum crypts and lawn crypts	67,989	69,949

Total	$302,986	$298,938

4.	PROPERTY AND EQUIPMENT

Major classes of property and equipment follow:

	As of
	June 30, 2012	December 31, 2011
	(in thousands)

Building and improvements	$75,540	$75,076
Furniture and equipment	38,935	36,863

	114,475	111,939
Less: accumulated depreciation	(41,527)	(38,162)

Property and equipment - net	$72,948	$73,777

Depreciation expense was $1.7 million and $3.5 million for the three and six months ended June 30, 2012, respectively, as compared to $1.5 million and $2.9 million during the same periods last year.

5.	MERCHANDISE TRUSTS

At June 30, 2012, the Company’s merchandise trusts consisted of the following types of assets:

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

The Company has included $7.3 million and $6.9 million of investments held in trust by the West Virginia Funeral Directors Association at June 30, 2012 and December 31, 2011, respectively, in its merchandise trust assets. As required by law, the Company deposits a portion of certain funeral merchandise sales in West Virginia into a trust that is held by the West Virginia Funeral Directors Association. These trusts are recorded at their account value, which approximates fair value.

The cost and market value associated with the assets held in merchandise trusts at June 30, 2012 and December 31, 2011 were as follows:

As of June 30, 2012	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)

Short-term investments	$30,910	$—	$—	$30,910
Fixed maturities:
U.S. Government and federal agency	—	—	—	—
U.S. State and local government agency	23	—	—	23
Corporate debt securities	8,107	66	(250)	7,923
Other debt securities	—	—	—	—

Total fixed maturities	8,130	66	(250)	7,946

Mutual funds - debt securities	90,331	2,066	(1,993)	90,404
Mutual funds - equity securities	139,826	3,818	(6,724)	136,920

Equity securities	67,369	1,370	(4,833)	63,906
Other invested assets	8,413	86	—	8,499

Total managed investments	$344,979	$7,406	$(13,800)	$338,585

West Virginia Trust Receivable	7,299	—	—	7,299

Total	$352,278	$7,406	$(13,800)	$345,884

As of December 31, 2011	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)

Short-term investments	$38,312	$—	$—	$38,312
Fixed maturities:
U.S. Government and federal agency	—	—	—	—
U.S. State and local government agency	23	—	—	23
Corporate debt securities	10,537	19	(791)	9,765
Other debt securities	1,100	—	—	1,100

Total fixed maturities	11,660	19	(791)	10,888

Mutual funds - debt securities	68,291	1,711	(2,581)	67,421
Mutual funds - equity securities	148,209	1,939	(8,860)	141,288

Equity securities	71,760	3,723	(3,131)	72,352
Other invested assets	7,326	34	—	7,360

Total managed investments	$345,558	$7,426	$(15,363)	$337,621

West Virginia Trust Receivable	6,894	—	—	6,894

Total	$352,452	$7,426	$(15,363)	$344,515

The contractual maturities of debt securities as of June 30, 2012 are as follows:

As of June 30, 2012	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
	(in thousands)

U.S. Government and federal agency	$—	$—	$—	$—
U.S. State and local government agency	23	—	—	—
Corporate debt securities	—	6,010	1,785	128
Other debt securities	—	—	—	—

Total fixed maturities	$23	$6,010	$1,785	$128

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at June 30, 2012 and December 31, 2011 is presented below:

	Less than 12 months		12 Months or more		Total
As of June 30, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)

Fixed maturities:
U.S. Government and federal agency	$—	$—	$—	$—	$—	$—
U.S. State and local government agency	—	—	—	—	—	—
Corporate debt securities	2,253	61	2,747	189	5,000	250
Other debt securities	—	—	—	—	—	—

Total fixed maturities	2,253	61	2,747	189	5,000	250

Mutual funds - debt securities	40,167	370	27,859	1,623	68,026	1,993
Mutual funds - equity securities	6,961	569	58,311	6,155	65,272	6,724

Equity securities	26,007	2,017	13,532	2,816	39,539	4,833
Other invested assets	—	—	—	—	—	—

Total	$75,388	$3,017	$102,449	$10,783	$177,837	$13,800

	Less than 12 months		12 Months or more		Total
As of December 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)

Fixed maturities:
U.S. Government and federal agency	$—	$—	$—	$—	$—	$—
U.S. State and local government agency	—	—	—	—	—	—
Corporate debt securities	4,007	351	4,459	440	8,466	791
Other debt securities	—	—	—	—	—	—

Total fixed maturities	4,007	351	4,459	440	8,466	791

Mutual funds - debt securities	19,691	1,109	31,916	1,472	51,607	2,581
Mutual funds - equity securities	32,631	970	59,010	7,890	91,641	8,860

Equity securities	20,349	1,941	5,775	1,190	26,124	3,131
Other invested assets	—	—	—	—	—	—

Total	$76,678	$4,371	$101,160	$10,992	$177,838	$15,363

A reconciliation of the Company’s merchandise trust activities for the six months ended June 30, 2012 is presented below:

Fair Value @ 12/31/2011	Contributions	Distributions	Interest/ Dividends	Capital Gain Distributions	Realized Gain/ Loss	Taxes	Fees	Unrealized Change in Fair Value	Fair Value @ 6/30/2012
(in thousands)
$344,515	26,702	(36,545)	8,426	105	5,622	(3,309)	(1,175)	1,543	$345,884

The Company made net distributions from the trusts of approximately $9.8 million during the six months ended June 30, 2012. During the six months ended June 30, 2012, purchases and sales of securities available for sale included in trust investments were approximately $207.3 million and $218.3 million, respectively. Distributions include $5.8 million of assets that were divested as a result of the termination of an operating agreement during the six months ended June 30, 2012.

Other-than-temporary Impairments of Trust Assets

During the three and six months ended June 30, 2012, the Company determined that there were six securities with an aggregate cost basis of approximately $1.6 million and an aggregate fair value of approximately $0.8 million, resulting in an impairment of $0.8 million, wherein such impairment was considered to be other-than-temporary. During the three and six months ended June 30, 2011, the Company determined that there was a single security with an aggregate cost basis of approximately $0.2 million and an aggregate fair value of approximately $0.1 million, resulting in an impairment of $0.1 million, wherein such impairment was considered to be other-than-temporary. Accordingly, the Company adjusted the cost basis of these assets to their current value and offset this change against deferred revenue. This reduction in deferred revenue will be reflected in earnings in future periods as the underlying merchandise is delivered or the underlying service is performed.

6.	PERPETUAL CARE TRUSTS

At June 30, 2012, the Company’s perpetual care trusts consisted of the following types of assets:

•	Money Market Funds that invest in low risk short term securities;

•	Publicly traded mutual funds that invest in underlying debt securities;

•	Publicly traded mutual funds that invest in underlying equity securities;

•	Equity investments that are currently paying dividends or distributions. These investments include REIT’s, Master Limited Partnerships and global equity securities;

•	Fixed maturity debt securities issued by various corporate entities;

•	Fixed maturity debt securities issued by the U.S. Government and U.S. Government agencies;

•	Fixed maturity debt securities issued by U.S. states and local agencies; and

•

Assets acquired related to the second quarter 2012 acquisition of one cemetery in Illinois (see Note 13). According to the terms of the agreement, the seller was required to liquidate the holdings of the related trusts upon closing and forward the proceeds to the Company as soon as practicable. As of June 30, 2012, the Company had not received these amounts. Accordingly, these assets are shown in a single line item in the disclosures below as “Assets acquired via acquisition” and the cost basis and fair value of such assets are based upon preliminary estimates that the Company is required to make in accordance with Accounting Topic 805.

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

The cost and market value associated with the assets held in perpetual care trusts at June 30, 2012 and December 31, 2011 were as follows:

As of June 30, 2012	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)

Short-term investment	$15,831	$—	$—	$15,831
Fixed maturities:
U.S. Government and federal agency	408	104	—	512
U.S. State and local government agency	66	81	—	147
Corporate debt securities	23,378	443	(640)	23,181
Other debt securities	371	—	—	371

Total fixed maturities	24,223	628	(640)	24,211

Mutual funds - debt securities	104,118	1,451	(360)	105,209
Mutual funds - equity securities	92,254	3,485	(2,675)	93,064

Equity Securities	23,141	5,300	(313)	28,128
Other invested assets	—	—	—	—

Total managed investments	$259,567	$10,864	$(3,988)	$266,443

Assets acquired via acquisition	2,780	—	—	2,780

Total	$262,347	$10,864	$(3,988)	$269,223

As of December 31, 2011	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)

Short-term investment	$22,607	$—	$—	$22,607
Fixed maturities:
U.S. Government and federal agency	408	105	—	513
U.S. State and local government agency	66	81	—	147
Corporate debt securities	23,359	229	(1,434)	22,154
Other debt securities	371	—	—	371

Total fixed maturities	24,204	415	(1,434)	23,185

Mutual funds - debt securities	61,700	185	(1,079)	60,806
Mutual funds - equity securities	104,824	4,295	(9,621)	99,498

Equity Securities	39,199	9,326	(112)	48,413
Other invested assets	327	156	(313)	170

Total	$252,861	$14,377	$(12,559)	$254,679

The contractual maturities of debt securities as of June 30, 2012 are as follows:

As of June 30, 2012	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
	(in thousands)

U.S. Government and federal agency	$—	$512	$—	$—
U.S. State and local government agency	147	—	—	—
Corporate debt securities	51	17,789	4,928	413
Other debt securities	371	—	—	—

Total fixed maturities	$569	$18,301	$4,928	$413

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at June 30, 2012 and December 31, 2011 held in perpetual care trusts is presented below:

	Less than 12 months		12 Months or more		Total
As of June 30, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)

Fixed maturities:
U.S. Government and federal agency	$—	$—	$—	$—	$—	$—
U.S. State and local government agency	—	—	—	—	—	—
Corporate debt securities	4,437	155	7,803	485	12,240	640
Other debt securities	—	—	—	—	—	—

Total fixed maturities	4,437	155	7,803	485	12,240	640

Mutual funds - debt securities	328	18	1,074	342	1,402	360
Mutual funds - equity securities	4,178	200	7,704	2,475	11,882	2,675

Equity securities	4,298	313	—	—	4,298	313
Other invested assets	—	—	—	—	—	—

Total	$13,241	$686	$16,581	$3,302	$29,822	$3,988

	Less than 12 months		12 Months or more		Total
As of December 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)

Fixed maturities:
U.S. Government and federal agency	$—	$—	$—	$—	$—	$—
U.S. State and local government agency	—	—	—	—	—	—
Corporate debt securities	7,967	727	8,471	707	16,438	1,434
Other debt securities	—	—	—	—	—	—

Total fixed maturities	7,967	727	8,471	707	16,438	1,434

Mutual funds - debt securities	37,956	772	1,675	307	39,631	1,079
Mutual funds - equity securities	21,483	3,023	44,416	6,598	65,899	9,621

Equity securities	2,978	106	351	6	3,329	112
Other invested assets	170	313	—	—	170	313

Total	$70,554	$4,941	$54,913	$7,618	$125,467	$12,559

A reconciliation of the Company’s perpetual care trust activities for the six months ended June 30, 2012 is presented below:

Fair Value @ 12/31/2011	Contributions	Distributions	Interest/ Dividends	Capital Gain Distributions	Realized Gain/ Loss	Taxes	Fees	Unrealized Change in Fair Value	Fair Value @ 6/30/2012
(in thousands)
$254,679	8,749	(7,414)	8,292	13	1,150	(413)	(891)	5,058	$269,223

The Company made net contributions to the trusts of approximately $1.3 million during the six months ended June 30, 2012. During the six months ended June 30, 2012, purchases and sales of securities available for sale included in trust investments were approximately $220.4 million and $221.7 million, respectively. Contributions include $2.8 million of assets that were acquired through an acquisition during the six months ended June 30, 2012.

Other-than-temporary Impairments of Trust Assets

During the three and six months ended June 30, 2012, the Company determined that there were no other than temporary impairments to the investment portfolio in the perpetual care trusts.

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

7.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in acquisitions.

A rollforward of goodwill by reportable segment is as follows:

	Cemeteries			Funeral
	Southeast	Northeast	West	Homes	Total
	(in thousands)
Balance as of December 31, 2011	$6,054	$—	$11,948	$14,297	$32,299
Goodwill resulting from acquisitions during the six months ended June 30, 2012	200	—	—	1,592	1,792

Balance as of June 30, 2012	$6,254	$—	$11,948	$15,889	$34,091

During the second quarter of 2012, the Company became aware that it will receive a payment of $3.8 million in a legal settlement related to its fourth quarter 2011 acquisition of cemeteries and funeral homes in Tennessee. In addition, there were other adjustments of $0.3 million related to an increase in merchandise trust assets and a small increase in accounts receivable. These amounts have been recorded retrospectively as a purchase price adjustment for this acquisition resulting in a decrease to goodwill of $4.1 million. This adjustment has been reflected in the table above.

Other Acquired Intangible Assets

The Company has other acquired intangible assets, most of which have been recognized as a result of acquisitions and long-term operating agreements. These amounts are included within other assets on the condensed consolidated balance sheet. All of the intangible assets are subject to amortization. The major classes of intangible assets are as follows:

	As of June 30, 2012		Net	As of December 31, 2011		Net
	Gross Carrying Amount	Accumulated Amortization	Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Intangible Asset
	(in thousands)
Amortized Intangible Assets:
Underlying contract value	$6,239	$(463)	$5,776	$8,484	$(546)	$7,938
Non-compete agreements	3,872	(1,898)	1,974	3,820	(1,413)	2,407
Other intangible assets	269	(73)	196	205	(67)	138

Total Intangible Assets	$10,380	$(2,434)	$7,946	$12,509	$(2,026)	$10,483

The decrease in the underlying contract value is mostly the result of the Company entering into an amended operating agreement with Kingwood Memorial Park Association. See Note 13 for further details.

8.	LONG-TERM DEBT

The Company had the following outstanding debt:

	As of
	June 30, 2012	December 31, 2011
	(in thousands)

Insurance premium financing	$818	$211
Vehicle Financing	934	1,147
Acquisition Credit Facility, due January 2017	—	10,750
Revolving Credit Facility, due January 2017	61,950	33,000
Note Payable - Greenlawn acquisition	1,250	1,321
Note Payable - Nelms acquisition (net of discount)	427	623
Note Payable - acquisition non-competes (net of discounts)	1,662	1,490
10.25% senior notes, due 2017	150,000	150,000

Total	217,041	198,542
Less current portion	2,035	1,487
Less unamortized bond discount	3,015	3,220

Long-term portion	$211,991	$193,835

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

At June 30, 2012, amounts outstanding under the Credit Facility bear interest at a rate of 3.7%. Amounts borrowed may be either Base Rate Loans or Eurodollar Rate Loans and amounts repaid or prepaid during the term may be reborrowed. Depending on the type of loan, borrowings bear interest at the Base Rate or Eurodollar Rate, plus applicable margins ranging from 1.25% to 2.75% and 2.25% to 3.75%, respectively, depending on the Company’s Consolidated Leverage Ratio. The Base Rate is the highest of the Prime Rate, the Federal Funds Rate plus 0.50%, or the Eurodollar Rate plus 1.0%. The Eurodollar rate is the British Bankers Association LIBOR Rate.

The Credit Agreement requires the Company to pay an unused Commitment Fee, which is calculated based on the amount by which the commitments under the Credit Agreement exceed the outstanding amounts under the Credit Facility. The Commitment Fee Rate under the Credit Agreement ranges from 0.375% to 0.75% depending on the Company’s Consolidated Leverage Ratio.

The Credit Agreement contains restrictive covenants that, among other things, prohibit distributions upon defined events of default, restrict investments and sales of assets and require the Company to maintain certain financial covenants, including specified financial ratios. A material decrease in revenues could cause the Company to breach certain of its financial covenants. Any such breach could allow the Lenders to accelerate the Company’s debt which would have a material adverse effect on the Company’s business, financial condition or results of operations. The Company’s covenants include a Consolidated Leverage Ratio and a Consolidated Debt Service Coverage Ratio. As of June 30, 2012, the Company was in compliance with all applicable financial covenants.

9.	INCOME TAXES

As of June 30, 2012, the Company’s taxable corporate subsidiaries had federal net operating loss carryforwards of approximately $152.8 million, which will begin to expire in 2019 and $184.1 million in state net operating losses, a portion of which expires annually.

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

The Partnership’s corporate subsidiaries account for their income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The provision for income taxes for the three and six months ended June 30, 2012 and 2011 is based upon the estimated annual effective tax rates expected to be applicable to the Company for 2012 and 2011, respectively. The Company’s effective tax rate differs from its statutory tax rate primarily because the Company’s legal entity structure includes different tax filing entities, including a significant number of partnerships that are not subject to paying tax.

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

10.	DEFERRED CEMETERY REVENUES, NET

At June 30, 2012 and December 31, 2011, deferred cemetery revenues, net, consisted of the following:

	As of
	June 30, 2012	December 31, 2011
	(in thousands)

Deferred cemetery revenue	$323,688	$306,488
Deferred merchandise trust revenue	59,099	50,419
Deferred merchandise trust unrealized gains (losses)	(6,394)	(7,937)
Deferred pre-acquisition margin	130,289	135,243
Deferred cost of goods sold	(44,594)	(42,335)

Deferred cemetery revenues, net	$462,088	$441,878

Deferred selling and obtaining costs	$71,921	$68,542

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

Leases

At June 30, 2012, the Company was committed to operating lease payments for premises, automobiles and office equipment under various operating leases with initial terms ranging from one to ten years and options to renew at varying terms. Expenses under operating leases were $0.7 million and $1.3 million for the three and six months ended June 30, 2012, respectively, and $0.5 million and $1.1 million for the three and six months ended June 30, 2011, respectively.

At June 30, 2012, operating leases will result in future payments in the following approximate amounts:

(in thousands)
2013	$2,039
2014	1,359
2015	866
2016	799
2017	753
Thereafter	1,892

Total	$7,708

12.	PARTNERS’ CAPITAL

Unit-Based Compensation

The Company has issued to certain key employees and management unit-based compensation in the form of unit appreciation rights and phantom partnership units.

Compensation expense recognized related to unit appreciation rights and restricted phantom unit awards for the three and six months ended June 30, 2012 and 2011 are summarized in the table below:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)

Unit appreciation rights	$129	$119	$248	$239
Restricted phantom units	81	72	161	142

Total unit-based compensation expense	$210	$191	$409	$381

As of June 30, 2012, there was approximately $0.9 million in non-vested unit appreciation rights outstanding. These unit appreciation rights will be expensed through the first quarter of 2014.

Other Unit Issuances

On June 6, 2012, the Company issued 13,720 units in connection with an acquisition. See Note 13. On June 21, 2012 and 2011, the Company issued 9,853 units in connection with an acquisition consummated in the second quarter of 2010.

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

The table below reflects the Company’s preliminary assessment of the fair value of net assets acquired, the elimination of debt and other assets and the purchase price, which results in the recognition of goodwill recorded in our Cemetery Operations – Southeast segment. These amounts may be retrospectively adjusted as additional information is received.

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

Second Quarter 2012 Acquisitions

On April 10, 2012, certain subsidiaries of the Company (collectively the “Buyer”) entered into a Stock Purchase Agreement with several individuals (collectively the “Seller”) to purchase all of the stock of Bronswood Cemetery, Inc., an Illinois Corporation. Through the purchase, the Buyer acquired one cemetery in Illinois, including certain related assets, and assumed certain related liabilities. In consideration for the net assets acquired, the Buyer paid the Seller $0.9 million in cash.

The table below reflects the Company’s preliminary assessment of the fair value of net assets acquired, the purchase price and the gain on bargain purchase. These amounts may be retrospectively adjusted as additional information is received.

Preliminary Assessment
(in thousands)

Assets:
Accounts receivable	$72
Cemetery property	842
Property and equipment	518
Perpetual care trusts, restricted, at fair value	2,780
Non-compete agreements	12

Total assets	4,224

Liabilities:
Perpetual care trust corpus	2,780
Other liabilities	24
Deferred tax liability	374

Total liabilities	3,178

Fair value of net assets acquired	1,046

Consideration paid	924

Gain on bargain purchase	$122

In addition, on June 6, 2012, certain subsidiaries of the Company (collectively the “Buyer”) entered into a Purchase Agreement with several individuals and Lodi Funeral Home, Inc. (collectively the “Seller”) to purchase certain assets and assume certain liabilities of Lodi Funeral Home, Inc., a California corporation and all of the stock of Lodi All Faiths Cremation, a California corporation. Through the purchase, the Buyer acquired two funeral homes in California including certain related assets, and assumed certain related liabilities. As part of the agreement, the building and underlying real estate of Lodi Funeral Home, Inc. is being leased from the Seller. The lease agreement is a ten year agreement that contains one five year renewal term at the Buyer’s election. In addition, at the end of the original lease or renewal term, the Buyer can elect to purchase the property for fair value less 10% of any rental amounts previously paid under the lease agreement. The Buyer also has a right of first refusal related to any potential sale of the property occurring during the lease term.

In consideration for the net assets acquired, the Buyer paid the Seller $0.85 million in cash and issued 13,720 units, which equates to $0.35 million worth of units. The Buyer will also pay an aggregate amount of $0.6 million in equal quarterly installments commencing on January 2, 2013 in exchange for non-compete agreements with the Seller.

The table below reflects the Company’s preliminary assessment of the fair value of net assets acquired, the purchase price and the resulting goodwill recorded in our Funeral Homes operating segment. These amounts may be retrospectively adjusted as additional information is received.

Preliminary Assessment
(in thousands)

Assets:
Property and equipment	$48
Merchandise trusts, restricted, at fair value	105
Underlying lease value	64
Non-compete agreements	40

Total assets	257

Liabilities:
Merchandise liabilities	105

Total liabilities	105

Fair value of net assets acquired	152

Consideration paid - cash	850
Consideration paid - units	350
Fair value of debt assumed for non-compete agreements	544

Total consideration paid	1,744

Goodwill from purchase	$1,592

First and Second Quarter 2011 Acquisitions

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

The table below reflects the Company’s final assessment of the fair value of net assets acquired, the purchase price and the resulting goodwill from these acquisitions. For a detailed breakout of the purchase price for these acquisitions on an individual basis, see our 2011 Form 10-K.

Final Assessment

Assets:
Accounts receivable	$191
Cemetery property	2,590
Merchandise trusts, restricted, at fair value	3,507
Perpetual care trusts, restricted, at fair value	1,534
Property and equipment	2,144
Other assets	100

Total assets	10,066

Liabilities:
Deferred margin	2,097
Merchandise liabilities	2,382
Perpetual care trust corpus	1,534
Deferred tax liability	525

Total liabilities	6,538

Fair value of net assets acquired	3,528

Consideration paid	3,850

Goodwill from purchase	$322

The results of operations and pro forma results related to the acquisitions made in 2012 and 2011 are not material to the unaudited condensed consolidated financial statements taken as a whole.

The Company has made retrospective adjustments to its fourth quarter 2011 acquisition in Tennessee. See Note 7 for further details.

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

In the first and second quarters of 2012, the Company received payments of approximately $2.0 million from the Archdiocese as a result of the termination. Consequently, the Company recognized a gain of $1.7 million during the six months ended June 30, 2012, which is the amount by which the payments from the Archdiocese exceeded the value of the net assets transferred to the Archdiocese.

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

Segment information as of and for the three and six months ended June 30, 2012 and 2011 is as follows:

As of and for the three months ended June 30, 2012:

	Cemeteries			Funeral
	Southeast	Northeast	West	Homes	Corporate	Adjustment	Total
	(in thousands)
Revenues
Sales	$23,812	$9,545	$10,292	$—	$—	$(9,535)	$34,114
Service and other	9,255	7,138	7,373	—	—	(4,227)	19,539
Funeral home	—	—	—	8,189	—	(334)	7,855

Total revenues	33,067	16,683	17,665	8,189	—	(14,096)	61,508

Costs and expenses
Cost of sales	4,972	2,028	1,739	—	49	(1,552)	7,236
Cemetery	6,746	3,814	4,215	—	—	—	14,775
Selling	7,691	3,322	3,395	—	370	(1,655)	13,123
General and administrative	3,813	1,487	1,883	—	12	—	7,195
Corporate overhead	—	—	—	—	7,756	—	7,756
Depreciation and amortization	510	215	547	518	440	—	2,230
Funeral home	—	—	—	6,688	—	(73)	6,615
Acquisition related costs	—	—	—	—	782	—	782

Total costs and expenses	23,732	10,866	11,779	7,206	9,409	(3,280)	59,712

Operating profit	$9,335	$5,817	$5,886	$983	$(9,409)	$(10,816)	$1,796

Total assets	$491,103	$291,245	$384,949	$79,938	$26,195	$—	$1,273,430

Amortization of cemetery property	$1,022	$853	$275	$—	$—	$(21)	$2,129

Long lived asset additions	$802	$825	$2,630	$401	$194	$—	$4,852

Goodwill	$6,254	$—	$11,948	$15,889	$—	$—	$34,091

As of and for the six months ended June 30, 2012:

	Cemeteries			Funeral
	Southeast	Northeast	West	Homes	Corporate	Adjustment	Total
	(in thousands)
Revenues
Sales	$44,692	$18,003	$20,324	$—	$—	$(17,882)	$65,137
Service and other	18,783	13,713	14,894	—	—	(8,224)	39,166
Funeral home	—	—	—	17,462	—	(670)	16,792

Total revenues	63,475	31,716	35,218	17,462	—	(26,776)	121,095

Costs and expenses
Cost of sales	9,263	3,701	3,403	—	52	(2,763)	13,656
Cemetery	12,451	6,879	8,237	—	—	—	27,567
Selling	14,716	6,458	6,607	—	831	(3,702)	24,910
General and administrative	7,436	3,013	3,923	—	16	—	14,388
Corporate overhead	—	—	—	—	14,359	—	14,359
Depreciation and amortization	1,046	440	1,114	1,138	822	—	4,560
Funeral home	—	—	—	13,487	—	(116)	13,371
Acquisition related costs	—	—	—	—	1,113	—	1,113

Total costs and expenses	44,912	20,491	23,284	14,625	17,193	(6,581)	113,924

Operating profit	$18,563	$11,225	$11,934	$2,837	$(17,193)	$(20,195)	$7,171

Total assets	$491,103	$291,245	$384,949	$79,938	$26,195	$—	$1,273,430

Amortization of cemetery property	$2,001	$1,413	$569	$—	$—	$(3)	$3,980

Long lived asset additions	$4,765	$1,374	$3,100	$460	$606	$—	$10,305

Goodwill	$6,254	$—	$11,948	$15,889	$—	$—	$34,091

As of and for the three months ended June 30, 2011:

	Cemeteries			Funeral
	Southeast	Northeast	West	Homes	Corporate	Adjustment	Total
	(in thousands)
Revenues
Sales	$21,223	$8,565	$12,931	$—	$1	$(7,926)	$34,794
Service and other	7,820	5,618	6,256	—	—	(1,744)	17,950
Funeral home	—	—	—	7,563	—	(200)	7,363

Total revenues	29,043	14,183	19,187	7,563	1	(9,870)	60,107

Costs and expenses
Cost of sales	4,354	1,715	2,062	—	—	(915)	7,216
Cemetery	6,076	3,899	5,487	—	—	—	15,462
Selling	7,189	2,952	3,784	—	97	(1,835)	12,187
General and administrative	3,292	1,493	2,246	—	—	—	7,031
Corporate overhead	—	—	—	—	5,986	—	5,986
Depreciation and amortization	427	230	733	169	483	—	2,042
Funeral home	—	—	—	5,698	—	—	5,698
Acquisition related costs	—	—	—	—	1,025	—	1,025

Total costs and expenses	21,338	10,289	14,312	5,867	7,591	(2,750)	56,647

Operating profit	$7,705	$3,894	$4,875	$1,696	$(7,590)	$(7,120)	$3,460

Total assets	$435,391	$287,396	$382,551	$51,521	$32,089	$—	$1,188,948

Amortization of cemetery property	$1,000	$591	$215	$—	$—	$(231)	$1,575

Long lived asset additions	$932	$488	$1,946	$2,092	$192	$—	$5,650

Goodwill	$629	$—	$11,949	$5,897	$—	$—	$18,475

As of and for the six months ended June 30, 2011:

	Cemeteries			Funeral
	Southeast	Northeast	West	Homes	Corporate	Adjustment	Total
	(in thousands)
Revenues
Sales	$39,967	$16,533	$23,022	$—	$5	$(20,203)	$59,324
Service and other	16,179	11,579	15,071	—	—	(7,510)	35,319
Funeral home	—	—	—	15,044	—	(349)	14,695

Total revenues	56,146	28,112	38,093	15,044	5	(28,062)	109,338

Costs and expenses
Cost of sales	8,071	3,316	3,616	—	—	(2,794)	12,209
Cemetery	11,027	6,969	9,552	—	—	—	27,548
Selling	13,605	5,770	6,716	—	678	(5,038)	21,731
General and administrative	6,269	3,020	4,172	—	(3)	—	13,458
Corporate overhead	—	—	—	—	11,944	—	11,944
Depreciation and amortization	758	444	1,241	567	1,478	—	4,488
Funeral home	—	—	—	11,007	—	—	11,007
Acquisition related costs	—	—	—	—	1,958	—	1,958

Total costs and expenses	39,730	19,519	25,297	11,574	16,055	(7,832)	104,343

Operating profit	$16,416	$8,593	$12,796	$3,470	$(16,050)	$(20,230)	$4,995

Total assets	$435,391	$287,396	$382,551	$51,521	$32,089	$—	$1,188,948

Amortization of cemetery property	$1,753	$1,140	$394	$—	$—	$(329)	$2,958

Long lived asset additions	$3,871	$752	$3,277	$2,040	$304	$—	$10,244

Goodwill	$629	$—	$11,949	$5,897	$—	$—	$18,475

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

The following table allocates the Company’s assets measured at fair value as of June 30, 2012 and December 31, 2011.

As of June 30, 2012

Merchandise Trust

Description	Level 1	Level 2	Total
	(in thousands)

Assets

Short-term investments	$30,910	$—	$30,910

Fixed maturities:
U.S. government and federal agency	—	—	—
U.S. state and local government agency	—	23	23
Corporate debt securities	—	7,923	7,923
Other debt securities	—	—	—

Total fixed maturity investments	—	7,946	7,946

Mutual funds - debt securities	90,404	—	90,404
Mutual funds - equity securities - real estate sector	35,451	—	35,451
Mutual funds - equity securities - energy sector	5,361	—	5,361
Mutual funds - equity securities - MLP’s	26,866	—	26,866
Mutual funds - equity securities - other	69,242	—	69,242

Equity securities
Preferred REIT’s	1,763	—	1,763
Master limited partnerships	39,719	—	39,719
Global equity securities	22,424	—	22,424
Other invested assets	—	8,499	8,499

Total	$322,140	$16,445	$338,585

Perpetual Care Trust

Description	Level 1	Level 2	Total
	(in thousands)

Assets

Short-term investments	$15,831	$—	$15,831

Fixed maturities:
U.S. government and federal agency	512	—	512
U.S. state and local government agency	—	147	147
Corporate debt securities	—	23,181	23,181
Other debt securities	—	371	371

Total fixed maturity investments	512	23,699	24,211

Mutual funds - debt securities	105,209	—	105,209
Mutual funds - equity securities - real estate sector	38,085	—	38,085
Mutual funds - equity securities - energy sector	11,956	—	11,956
Mutual funds - equity securities - MLP’s	29,964	—	29,964
Mutual funds - equity securities - other	13,059	—	13,059

Equity securities
Preferred REIT’s	778	—	778
Master limited partnerships	26,649	—	26,649
Global equity securities	701	—	701
Other invested assets	—	—	—

Total	$242,744	$23,699	$266,443

As of December 31, 2011

Merchandise Trust

Description	Level 1	Level 2	Total
	(in thousands)

Assets

Short-term investments	$38,312	$—	$38,312

Fixed maturities:
U.S. government and federal agency	—	—	—
U.S. state and local government agency	—	23	23
Corporate debt securities	—	9,765	9,765
Other debt securities	—	1,100	1,100

Total fixed maturity investments	—	10,888	10,888

Mutual funds - debt securities	67,421	—	67,421
Mutual funds - equity securities - real estate sector	22,847	—	22,847
Mutual funds - equity securities - energy sector	28,057	—	28,057
Mutual funds - equity securities - MLP’s	20,308	—	20,308
Mutual funds - equity securities - other	70,076	—	70,076

Equity securities
Preferred REIT’s	9,001	—	9,001
Master limited partnerships	41,469	—	41,469
Global equity securities	21,882	—	21,882
Other invested assets	—	7,360	7,360

Total	$319,373	$18,248	$337,621

Perpetual Care Trust

Description	Level 1	Level 2	Total
	(in thousands)

Assets

Short-term investments	$22,607	$—	$22,607

Fixed maturities:
U.S. government and federal agency	513	—	513
U.S. state and local government agency	—	147	147
Corporate debt securities	—	22,154	22,154
Other debt securities	—	371	371

Total fixed maturity investments	513	22,672	23,185

Mutual funds - debt securities	60,806	—	60,806
Mutual funds - equity securities - real estate sector	24,580	—	24,580
Mutual funds - equity securities - energy sector	20,069	—	20,069
Mutual funds - equity securities - MLP’s	13,515	—	13,515
Mutual funds - equity securities - other	41,334	—	41,334

Equity securities
Preferred REIT’s	19,720	—	19,720
Master limited partnerships	27,998	—	27,998
Global equity securities	695	—	695
Other invested assets	—	170	170

Total	$231,837	$22,842	$254,679

All level 2 assets are priced utilizing independent pricing services. There were no level 3 assets.

16.	SUBSEQUENT EVENTS

On July 31, 2012, the Company acquired 9 funeral homes and 4 cemeteries in Florida for $25.0 million in cash and equity. At this time, the Company does not have the information necessary to assess the fair value of net assets acquired and make a preliminary purchase price allocation.

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

Organization

We were organized on April 2, 2004 to own and operate the cemetery and funeral home business conducted by Cornerstone and its subsidiaries. On September 20, 2004, in connection with our initial public offering of common units representing limited partner interests, Cornerstone contributed to us substantially all of its assets, liabilities and businesses, and then converted into CFSI LLC, a limited liability company. Cornerstone had been founded in 1999 by members of our management team and a private equity investment firm in order to acquire a group of 123 cemetery properties and 4 funeral homes. Since that time, Cornerstone, succeeded by us, has acquired additional cemeteries and funeral homes, entered into long term cemetery operating agreements, built funeral homes, and sold cemeteries and funeral homes, resulting in the operation of 272 cemeteries and 71 funeral homes.

Capitalization

On September 20, 2004, we completed our initial public offering. Since that time, we have completed additional follow on public offerings and debt offerings. Our most recent follow on public offering was on February 9, 2011.

Overview

Cemetery Operations

We are currently the second largest owner and operator of cemeteries in the United States. As of June 30, 2012, we operated 272 cemeteries in 26 states and Puerto Rico. We own 254 of these cemeteries, and we operate the remaining 18 under management or operating agreements with the nonprofit cemetery corporations that own the cemeteries. As a result of the agreements, other control arrangements and applicable accounting rules, as of June 30, 2012, we have treated 16 of these cemeteries as acquisitions for accounting purposes.

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

We sell cemetery products and services both at the time of death, which we refer to as at-need, and prior to the time of death, which we refer to as pre-need. Revenues from cemetery operations accounted for approximately 87.2% and 86.1% of our revenues during the three and six months ended June 30, 2012 as compared to 87.8% and 86.6%during the same periods last year.

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

Contracts related to pre-need installment sales are usually for a period not to exceed 60 months, with payments of principal and interest required. Pre-need sales contracts normally contain provisions for both principal and interest. For those contracts that do not bear a market rate of interest, we impute such interest based upon the prime rate plus 150 basis points, which resulted in a rate of 4.75% for the three and six months ended June 30, 2012 and 2011.

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

Funeral Home Operations

As of June 30, 2012, we owned and operated 71 funeral homes. These properties are located in 18 states and Puerto Rico. Thirty-nine of our funeral homes are located on the grounds of cemeteries that we own.

We derive revenues at our funeral homes from the sale of funeral home merchandise, including caskets and related funeral merchandise, and services, including removal and preparation of remains, the use of our facilities for visitation, worship and performance of funeral services and transportation services. We sell these services and merchandise almost exclusively at the time of need utilizing salaried licensed funeral directors. Funeral home revenues accounted for approximately 12.8% and 13.9% of our revenues during the three and six months ended June 30, 2012 as compared to 12.2% and 13.4% during the same periods last year.

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

Significant business developments for the six months ended June 30, 2012 include the following:

•	On January 19, 2012, we amended our Credit Agreement. See Liquidity and Capital Resources for further discussion.

•

Effective March 31, 2012, we and the Archdiocese of Detroit terminated an operating agreement where we had been the exclusive operator of three cemeteries in Michigan. All activity occurring after March 31, 2012 is the responsibility of the Archdiocese and we have no remaining obligations under this agreement. Upon termination, we received payments of approximately $2.0 million from the Archdiocese, resulting in a gain of $1.7 million, which is the amount by which the payments from the Archdiocese exceeded the value of the net assets transferred to the Archdiocese.

•

On April 10, 2012, we entered into a Stock Purchase Agreement with several individuals to purchase all of the stock of Bronswood Cemetery, Inc., an Illinois Corporation. Pursuant to this agreement, we acquired one cemetery in Illinois. In consideration for the net assets acquired, we paid $0.9 million in cash.

•

On June 6, 2012, we entered into a Purchase Agreement with several individuals and Lodi Funeral Home, Inc. to purchase certain assets and assume certain liabilities of Lodi Funeral Home, Inc., a California corporation and all of the stock of Lodi All Faiths Cremation, a California corporation. Pursuant to this agreement, we acquired two funeral homes in California. In consideration for the net assets acquired, we paid $0.85 million in cash and issued $0.35 million in units.

Current Market Conditions and Economic Developments

In the third quarter of 2011, the markets took a downturn over fears of a European debt crisis. During the fourth quarter of 2011, there was some improvement in the markets and this improvement continued into the first quarter of 2012. However, the markets trended down in the second quarter of 2012. As of June 30, 2012, the ratio of market value to the amortized cost of assets in our merchandise trusts was 98.2%. This is an improvement from December 31, 2011 when the ratio was 97.7%, but is down from March 31, 2012 when the fair value of these assets exceeded their amortized cost by 0.3%. As of June 30, 2012, the market value of the assets in our perpetual care trust exceeded their amortized cost by 2.6%, which is an improvement from December 31, 2011 when the same ratio was 0.7%.

As of June 30, 2012, the majority of our long-term debt consists of $150.0 million in Senior Notes due in 2017 and $62.0 million of borrowings on our Credit Facility which expires in 2017. As of June 30, 2012, we had an unused line of $68.0 million under our Credit Agreement.

The value of pre-need and at-need contracts written has continued to grow and the aggregate values of contracts written were $66.1 million and $127.1 million for the three and six months ended June 30, 2012 as compared to $64.2 million and $121.1 million during the same periods last year.

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

We have two primary debt covenants that are dependent upon our financial results, the leverage ratio and the consolidated debt service coverage ratio. The leverage ratio relates to the ratio of consolidated debt to the Profitability Measure. Our leverage ratio was 3.25 at June 30, 2012 as opposed to a maximum allowed ratio of 3.65. The consolidated debt service coverage ratio relates to the ratio of Consolidated EBITDA to Consolidated Debt Service. Our consolidated debt service coverage ratio was 3.26 at June 30, 2012 as opposed to a minimum allowed ratio of 2.50.

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

Our Corporate segment includes various home office expenses, miscellaneous selling, cemetery and general administrative expenses that are not allocable to other operating segments, certain depreciation and amortization expenses and acquisition related costs.

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

Results of Operations – Segments

We account for and analyze the results of operations for our segments on a basis of accounting that is different from generally accepted accounting principles. We reconcile these non-GAAP accounting results of operations to GAAP based amounts at the consolidated level. This reconciliation is included in Note 14 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Cemetery Segments

Cemetery Operations – Southeast

In 2011 we made several acquisitions in our Cemetery Operations – Southeast segment. Of these acquisitions, 6 occurred during the third quarter of 2011 and 5 occurred during the fourth quarter of 2011. Therefore, the results of operations for these properties have no impact on the three months ended June 30, 2011, but are included in the three months ended June 30, 2012. These additions are contributing the majority of the increase in revenues and costs and expenses for this segment.

The table below compares the results of operations for our Cemetery Operations – Southeast for the three months ended June 30, 2012 to the same period last year:

	Three months ended June 30,
	2012	2011	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)

Total revenues	$33,067	$29,043	$4,024	13.9%
Total costs and expenses	23,732	21,338	2,394	11.2%

Operating profit	$9,335	$7,705	$1,630	21.2%

Revenues

The increase in revenues was related to an overall increase in the value of contracts written, with an increase of $2.5 million in the value of pre-need contracts and $0.4 million in the value of at-need contracts. In addition, we had an increase of $0.7 million in income from our trusts.

Total costs and expenses

The increase in costs and expenses was primarily related to:

•	A $0.6 million increase in cost of goods sold. This was attributable to the corresponding increase in the value of contracts written.

•	A $0.5 million increase in selling expenses. This was primarily attributable to an increase of $0.3 million in commission related expenses and $0.2 million in advertising costs.

•

A $0.7 million increase in cemetery expenses. The increase was primarily due to increases of $0.2 million in labor costs, $0.4 million in repair and maintenance costs and $0.1 million in utility and fuel costs.

•	A $0.5 million increase in general and administrative expense primarily due to increases of $0.2 million in labor costs, $0.1 million in insurance costs and $0.2 million in general office costs.

•	A $0.1 million increase in depreciation.

Cemetery Operations – Northeast

The table below compares the results of operations for our Cemetery Operations – Northeast for the three months ended June 30, 2012 to the same period last year:

	Three months ended June 30,
	2012	2011	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)

Total revenues	$16,683	$14,183	$2,500	17.6%
Total costs and expenses	10,866	10,289	577	5.6%

Operating profit	$5,817	$3,894	$1,923	49.4%

Revenues

The increase in revenues was related to an overall increase in the value of contracts written, with an increase of $0.3 million in the value of pre-need contracts and $0.9 million in the value of at-need contracts. In addition, we had an increase of $1.3 million in income from our trusts.

Total costs and expenses

The increase in costs and expenses was primarily related to:

•	A $0.3 million increase in cost of goods sold. This was attributable to the corresponding increase in the value of contracts written.

•

A $0.4 million increase in selling expenses. This was primarily attributable to increases of $0.2 million in labor costs, $0.1 million in commission related expenses and $0.1 million in advertising and telemarketing costs.

•	A $0.1 million decrease in cemetery expenses primarily due to a decrease in labor costs.

Cemetery Operations – West

Effective March 31, 2012, we terminated our operating agreement with the Archdiocese of Detroit. Therefore, the results of operations for these properties have no impact on the three months ended June 30, 2012, but are included in the three months ended June 30, 2011. The removal of these properties from our results of operations resulted in a $2.3 million decrease in revenues and $1.6 million decrease in costs and expenses, which is more than the entire decrease in revenues, and the majority of the decrease in costs and expenses.

Further, in the second quarter of 2011 we made 3 acquisitions and in the second quarter of 2012 we made one acquisition in our Cemetery Operations – West segment. The results of operations for these properties have less impact, and in some cases no impact, on the three months ended June 30, 2011, but are included in the three months ended June 30, 2012.

The table below compares the results of operations for our Cemetery Operations – West for the three months ended June 30, 2012 to the same period last year:

	Three months ended June 30,
	2012	2011	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)

Total revenues	$17,665	$19,187	$(1,522)	-7.9%
Total costs and expenses	11,779	14,312	(2,533)	-17.7%

Operating profit	$5,886	$4,875	$1,011	20.7%

Revenues

The decrease in revenues was driven by a decrease in the value of contracts written as a result of the aforementioned contract termination. There was a decrease of $1.8 million in the value of pre-need contracts written and a decrease of $1.4 million in the value of at-need contracts written. This was partially offset by an increase of $1.5 million in income from our trusts.

Total costs and expenses

The decrease in costs and expenses was driven by reduced expenses as a result of the aforementioned contract termination and primarily related to:

•	A $0.3 million decrease in cost of goods sold. This was attributable to the corresponding decrease in the value of contracts written.

•	A $0.4 million decrease in selling expense. This was primarily attributable to decreases in labor costs and commission related expenses.

•	A $1.3 million decrease in cemetery expenses. The decrease was primarily due to decreases of $0.7 million in labor costs, $0.4 million in real estate taxes and $0.2 million in utility and fuel costs.

•

A $0.4 million decrease in general and administrative expenses. The decrease was primarily due to decreases of $0.2 million in labor costs, $0.1 million in professional fees, and $0.1 million in general office costs.

•	A $0.2 million decrease in depreciation.

Funeral Home Segment

In 2011 and 2012 we acquired 14 funeral homes. Of these acquisitions, 4 occurred during the second quarter of 2011, 4 occurred during the third quarter of 2011, 4 occurred during the fourth quarter of 2011 and 2 occurred during the second quarter of 2012. Therefore, the results of operations for these properties have no impact on the three months ended June 30, 2011, but are included in the three months ended June 30, 2012. These additions are primarily responsible for the increase to revenues and costs and expenses for this segment.

The table below compares the results of operations for our Funeral Home segment for the three months ended June 30, 2012 to the same period last year:

	Three months ended June 30,
	2012	2011	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)

Total revenues	$8,189	$7,563	$626	8.3%
Total costs and expenses	7,206	5,867	1,339	22.8%

Operating profit	$983	$1,696	$(713)	-42.0%

Revenues

The increase in revenues was primarily attributable to a $0.2 million increase in pre-need revenues, a $0.2 million increase in at-need revenues and a $0.2 million increase in other revenues.

Total costs and expenses

The increase in costs and expenses was primarily attributable to an increase of $0.5 million in personnel expenses, $0.1 in merchandise costs, $0.1 million in advertising costs and $0.4 million in depreciation expense, with the remainder attributable to various increases in general and administrative and other expense categories.

Corporate Segment

The table below compares expenses incurred by the Corporate segment for the three months ended June 30, 2012 to the same period last year:

	Three months ended June 30,
	2012	2011	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)

Selling, cemetery and general and administrative expenses	$431	$97	$334	344.3%
Depreciation and amortization	440	483	(43)	-8.9%
Acquisition related costs	782	1,025	(243)	-23.7%

Corporate expenses
Corporate personnel expenses	3,049	2,894	155	5.4%
Other corporate expenses	4,707	3,092	1,615	52.2%

Total corporate overhead	7,756	5,986	1,770	29.6%

Total corporate expenses	$9,409	$7,591	$1,818	23.9%

The increase in selling, cemetery and general and administrative expenses allocated to the Corporate segment was primarily attributable to commissions and training. The increase in total corporate overhead was primarily attributable to an increase of $0.2 million in labor costs, $1.1 million in professional fees and $0.5 million in other corporate expenses. Acquisition related costs will vary from period to period depending on the amount of acquisition activity that takes place.

Reconciliation of Segment Results of Operations to Consolidated Results of Operations

As discussed in the segment sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, cemetery revenues and their associated costs as reported at the segment level are not deferred until such time that we meet the delivery component for revenue recognition.

Periodic consolidated revenues recorded in accordance with GAAP reflect the amount of total merchandise and services which were delivered during the period. Accordingly, period over period changes to revenues can be impacted by:

•

Changes in the value of contracts written and other revenues generated during a period that are delivered in their period of origin and are recognized as revenue and not deferred as of the end of their period of origination.

•	Changes in merchandise and services that are delivered during a period that had been originated during a prior period.

The table below analyzes results of operations and the changes therein for the three months ended June 30, 2012 as compared to the same period last year. The table is structured so that our readers can determine whether changes were based upon changes in the level of merchandise and services and other revenues generated during each period and/ or changes in the timing of when merchandise and services were delivered:

	Three months ended			Three months ended
	June 30, 2012			June 30, 2011
	(in thousands)			(in thousands)
Revenues	Segment Results (non-GAAP)	GAAP Adjustments	GAAP Results	Segment Results (non-GAAP)	GAAP Adjustments	GAAP Results	Change in GAAP results ($)	Change in GAAP results (%)

Pre-need cemetery revenues	$33,773	$(8,631)	$25,142	$32,836	$(6,804)	$26,032	$(890)	-3.4%
At-need cemetery revenues	20,428	(850)	19,578	20,562	(1,132)	19,430	148	0.8%
Investment income from trusts	10,542	(4,526)	6,016	6,977	(1,921)	5,056	960	19.0%
Interest income	1,799	—	1,799	1,596	—	1,596	203	12.7%
Funeral home revenues	8,189	(334)	7,855	7,563	(200)	7,363	492	6.7%
Other cemetery revenues	873	245	1,118	443	187	630	488	77.5%

Total revenues	75,604	(14,096)	61,508	69,977	(9,870)	60,107	1,401	2.3%

Costs and expenses

Cost of goods sold	8,788	(1,552)	7,236	8,131	(915)	7,216	20	0.3%
Cemetery expense	14,775	—	14,775	15,462	—	15,462	(687)	-4.4%
Selling expense	14,778	(1,655)	13,123	14,022	(1,835)	12,187	936	7.7%
General and administrative expense	7,195	—	7,195	7,031	—	7,031	164	2.3%
Corporate overhead	7,756	—	7,756	5,986	—	5,986	1,770	29.6%
Depreciation and amortization	2,230	—	2,230	2,042	—	2,042	188	9.2%
Funeral home expense	6,688	(73)	6,615	5,698	—	5,698	917	16.1%
Acquisition related costs	782	—	782	1,025	—	1,025	(243)	-23.7%

Total costs and expenses	62,992	(3,280)	59,712	59,397	(2,750)	56,647	3,065	5.4%

Operating profit	$12,612	$(10,816)	$1,796	$10,580	$(7,120)	$3,460	$(1,664)	-48.1%

Revenues

Pre-need cemetery revenues were $25.1 million for the three months ended June 30, 2012, a decrease of $0.9 million, or 3.4%, as compared to $26.0 million during the same period last year. The decrease was primarily caused by an increase of $0.9 million in the value of cemetery contracts written which was offset by an increase of $1.8 million in deferred revenue.

At-need cemetery revenues were $19.6 million for the three months ended June 30, 2012, an increase of $0.2 million, or 0.8%, as compared to $19.4 million during the same period last year. The increase was primarily caused by a decrease of $0.1 million in the value of cemetery contracts written which was offset by a decrease of $0.3 million in deferred revenue.

The value of pre-need and at-need contracts was negatively impacted by the termination of our operating agreement with the Archdiocese of Detroit that occurred March 31, 2012. Further, the value of pre-need and at-need contracts was positively impacted by the acquisitions consummated during 2011 and 2012 as the results of operations for these cemeteries are included in the three months ended June 30, 2012, but have little to no impact on the three months ended June 30, 2011.

Investment income from trusts was $6.0 million for the three months ended June 30, 2012, an increase of $1.0 million, or 19.0%, as compared to $5.0 million during the same period last year. On a segment basis, we had an increase of $3.6 million, which was offset by an adjustment of $2.6 million related to funds for which we have not met the requirements that allow us to recognize them as revenue.

Interest income on accounts receivable was $1.8 million for the three months ended June 30, 2012, an increase of $0.2 million, or 12.7%, as compared to $1.6 million during the same period last year.

Revenues for the Funeral Home segment were $7.9 million for the three months ended June 30, 2012, an increase of $0.5 million, or 6.7%, compared to $7.4 million during the same period last year. The majority of the increase was driven by the 10 funeral homes we acquired subsequent to the second quarter of 2011, and was primarily attributable to a $0.1 million increase in pre-need revenues and a $0.4 million increase in other revenues.

Other cemetery revenues were $1.1 million for the three months ended June 30, 2012, an increase of $0.5 million, or 77.5%, as compared to $0.6 million during the same period last year.

Costs and Expenses

Cost of goods sold were $7.2 million during the three months ended June 30, 2012 and 2011. The ratio of cost of goods sold to cemetery revenues increased to 16.2% during the three months ended June 30, 2012 as compared to 15.9% during the same period last year. The change in the ratio primarily relates to changes in product mix.

Cemetery expenses were $14.8 million during the three months ended June 30, 2012, a decrease of $0.7 million, or 4.4%, compared to $15.5 million during the same period last year. The major components of the overall expense decrease were $0.6 million in labor costs, $0.4 million in real estate taxes and $0.1 million in utilities offset by an increase in repairs and maintenance of $0.4 million. Cemetery expenses relate to the current costs of managing and maintaining our cemetery properties. These costs are expensed as incurred and are not deferred. Accordingly, from a margin standpoint, the most effective gauge of measuring cemetery expenses is as a ratio of segment level pre-need and at-need cemetery revenues. Changes in this ratio give an indication of our ability to manage and control our operating costs relative to our overall cemetery operations. An increase in the ratio indicates that expense increases related to the operation and maintenance of our cemetery properties exceeded increases in the value of contracts written, while a decrease in the ratio indicates that expense growth did not exceed increases in the value of contracts written. In the short-term, this ratio can be positively or negatively impacted by our acquisitions, including such factors as how long it takes us to fully implement our pre-need sales programs and whether there are any unanticipated costs. Over the long-term, we would expect this ratio to slightly decline as many of the expenses in this category are fixed in nature. The ratio of cemetery expenses to segment level pre-need and at-need cemetery revenues was 27.3% during the three months ended June 30, 2012 as compared to 29.0% during the same period last year.

Selling expenses were $13.1 million during the three months ended June 30, 2012, an increase of $0.9 million, or 7.7%, as compared to $12.2 million during the same period last year. The major components of the overall expense increase were $0.4 million in commissions, $0.3 million in telephone and telemarketing costs and a reduction in deferred selling expenses of $0.2 million. The ratio of selling expenses to cemetery revenues was 29.3% during the three months ended June 30, 2012 as compared to 26.8% during the same period last year. This ratio gives some indication of how effectively the money we invest in selling efforts is translating into sales. However, the majority of our selling expenses are sales commissions and bonuses which are based on a percentage of the value of actual contracts written. As a result, we would expect this ratio to remain fairly consistent.

General and administrative expenses were $7.2 million during the three months ended June 30, 2012, an increase of $0.2 million, or 2.3%, compared to $7.0 million during the same period last year. The majority of the increase was primarily due to increases in professional fees and insurance costs. General and administrative expenses are expensed as incurred and are not deferred. Accordingly, from a margin standpoint, the most effective gauge of measuring general and administrative expenses is as a ratio of segment level pre-need and at-need cemetery revenues. Changes in this ratio give an indication of our ability to manage and control our general and administrative costs relative to our overall cemetery operations. An increase in the ratio indicates that general and administrative percentage expense increases related to our cemetery properties exceeded percent increases in the value of contracts written, while a decrease in the ratio indicates that expense growth on a percentage basis did not exceed percentage increases in the value of contracts written. In the short-term, this ratio can be positively or negatively impacted by our acquisitions, including such factors as how long it takes us to fully implement our pre-need sales programs and whether there are any unanticipated costs. Over the long-term, we would expect this ratio to slightly decrease as many of the expenses in this category are fixed in nature. The ratio of general and administrative expenses to segment level pre-need and at-need cemetery revenues remained fairly consistent at 13.3% and 13.2% during the three months ended June 30, 2012 and 2011, respectively.

Total corporate overhead was $7.8 million for the three months ended June 30, 2012, an increase of $1.8 million, or 29.6% compared to $6.0 million during the same period last year. The increase was primarily attributable to an increase of $0.2 million in labor costs, $1.1 million in professional fees and $0.5 million in other corporate expenses.

Depreciation and amortization was $2.2 million during the three months ended June 30, 2012, an increase of $0.2 million, or 9.2%, as compared to $2.0 million during the period last year. The increase was primarily due to additional depreciation and amortization from recent acquisitions.

Funeral home expenses were $6.6 million for the three months ended June 30, 2012, an increase of $0.9 million, or 16.1%, compared to $5.7 million during the same period last year. The increase was primarily attributable to an increase of $0.5 million in personnel expenses, $0.1 in merchandise costs, and $0.1 million in advertising costs, with the remainder attributable to various increases in general and administrative and other expense categories.

Acquisition related costs were $0.8 million for the three months ended June 30, 2012, a decrease of $0.2 million, or 23.7%, as compared to $1.0 million during the same period last year. These costs will vary from period to period depending on the amount of acquisition activity that takes place.

Non-segment Allocated Results

As previously mentioned, certain income statement amounts are not allocated to segment operations. These amounts are those line items that can be found on our income statement below operating profit and above income before income taxes.

The table below summarizes these items and the changes between the three months ended June 30, 2012 and 2011:

	Three months ended June 30,
	2012	2011	Change ($)	Change (%)
	(in thousands)

Gain (loss) on termination of operating agreement	$(83)	$—	$(83)	n/a
Gain on acquisition	122	—	122	n/a
Interest expense	4,870	4,352	518	11.9%
Income tax benefit	$(866)	$(1,707)	$841	-49.3%

Interest expense has increased during the three months ended June 30, 2012 as compared to the same period last year. This increase is caused by increased borrowings on our credit facility, which are offset in part by reduced interest rates. Average amounts outstanding under our credit facility were $61.5 million and $3.0 million during the three months ended June 30, 2012 and 2011, respectively. However, amendments that we made to our credit facility have reduced our interest rate and the rate was approximately 2.8% lower during the three months ended June 30, 2012 as opposed to the same period last year.

The gain on acquisition relates to one of our second quarter 2012 acquisitions. Refer to Note 13 of our unaudited condensed consolidated financial statements in Item 1 of the Form 10-Q for a more detailed discussion. The amount recognized under gain on termination of operating agreement relates to an adjustment that reduces a previously recognized gain on an operating agreement terminated in the first quarter of 2012.

We had an income tax benefit of $0.9 million for the three months ended June 30, 2012, as compared to a benefit of $1.7 million during the same period last year. Our effective tax rate differs from our statutory tax rate primarily because our legal entity structure includes different tax filing entities, including a significant number of partnerships that are not subject to paying tax.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Cemetery Operations – Southeast

In 2011 we made several acquisitions in our Cemetery Operations – Southeast segment. Of these acquisitions, 6 occurred during the third quarter of 2011 and 5 occurred during the fourth quarter of 2011. Therefore, the results of operations for these properties have no impact on the six months ended June 30, 2011, but are included in the six months ended June 30, 2012. These additions are contributing the majority of the increase in revenues and costs and expenses for this segment.

The table below compares the results of operations for our Cemetery Operations – Southeast for the six months ended June 30, 2012 to the same period last year:

	Six months ended June 30,
	2012	2011	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)

Total revenues	$63,475	$56,146	$7,329	13.1%
Total costs and expenses	44,912	39,730	5,182	13.0%

Operating profit	$18,563	$16,416	$2,147	13.1%

Revenues

The increase in revenues was related to an overall increase in the value of contracts written, with an increase of $1.3 million in the value of at-need contracts and $4.0 million in the value of pre-need contracts. We also had an increase of $1.1 million in income from our trusts and $0.5 million in interest on accounts receivable.

Total costs and expenses

The increase in costs and expenses was primarily related to:

•	A $1.2 million increase in cost of goods sold. This was attributable to the corresponding increase in the value of contracts written.

•

A $1.1 million increase in selling expenses. This was primarily attributable to an increase of $0.4 million in salary and benefit expenses, $0.6 million in commission related expenses, and $0.1 million in telephone and telemarketing costs.

•

A $1.4 million increase in cemetery expenses. The increase was primarily due to increases of $0.8 million in labor costs, $0.5 million in repair and maintenance costs, and $0.1 million in utility and fuel costs.

•

A $1.2 million increase in general and administrative expense primarily due to an increase of $0.7 million in labor costs, $0.2 million in insurance costs, $0.1 million in professional fees and $0.2 million in general office costs.

•	A $0.3 million increase in depreciation.

Cemetery Operations – Northeast

The table below compares the results of operations for our Cemetery Operations – Northeast for the six months ended June 30, 2012 to the same period last year:

	Six months ended June 30,
	2012	2011	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)

Total revenues	$31,716	$28,112	$3,604	12.8%
Total costs and expenses	20,491	19,519	972	5.0%

Operating profit	$11,225	$8,593	$2,632	30.6%

Revenues

The increase in revenues was related to an overall increase in the value of contracts written, with an increase of $0.6 million in the value of at-need contracts and $1.0 million in the value of pre-need contracts. In addition, we had an increase of $2.0 million in income from our trusts.

Total costs and expenses

The increase in costs and expenses was primarily related to:

•	A $0.4 million increase in cost of goods sold. This was attributable to the corresponding increase in the value of contracts written.

•

A $0.7 million increase in selling expense. This was primarily attributable to an increase of $0.3 million in labor costs, $0.2 million in commissions and $0.1 million in telephone and telemarketing costs.

•	A $0.1 million decrease in cemetery expenses primarily attributable to a decrease in labor costs.

Cemetery Operations – West

Effective March 31, 2012, we terminated our operating agreement with the Archdiocese of Detroit. Therefore, the results of operations for these properties are only included in the six months ended June 30, 2012 up to that point, but are included in the entire period for the six months ended June 30, 2011. The removal of these properties from our results of operations is responsible for a $2.2 million decrease in revenues and $1.4 million decrease in costs and expenses period over period, and therefore is responsible for the majority of the decrease in revenues and costs and expenses.

Further, in the second quarter of 2011 we made 3 acquisitions and in the second quarter of 2012 we made 1 acquisition in our Cemetery Operations – West segment. The results of operations for these properties have less impact, and in some cases no impact, on the six months ended June 30, 2011, but are included in the six months ended June 30, 2012. These acquisitions are increasing revenues and expenses period over period.

The table below compares the results of operations for our Cemetery Operations – West for the six months ended June 30, 2012 to the same period last year:

	Six months ended June 30,
	2012	2011	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)

Total revenues	$35,218	$38,093	$(2,875)	-7.5%
Total costs and expenses	23,284	25,297	(2,013)	-8.0%

Operating profit	$11,934	$12,796	$(862)	-6.7%

Revenues

The decrease in revenues was driven by a decrease in the value of contracts written as a result of the aforementioned contract termination. There was a decrease of $2.1 million in the value of pre-need contracts written and a decrease of $1.1 million in the value of at-need contracts written, offset by an increase of $0.1 million in income from our trusts.

Total costs and expenses

The decrease in costs and expenses was driven by reduced expenses as a result of the aforementioned contract termination and primarily related to:

•	A $0.2 million decrease in cost of goods sold. This was attributable to the corresponding decrease in the value of contracts written.

•

A $0.1 million decrease in selling expense. The decrease was primarily due to decreases of $0.2 million in commissions and $0.1 million in labor costs, offset by an increase of $0.2 million in telephone and telemarketing costs.

•

A $1.3 million decrease in cemetery expenses. The decrease was primarily due to decreases of $0.6 million in labor costs, $0.2 million in utility costs, $0.1 million in repair and maintenance costs and $0.3 million in real estate taxes.

•	A $0.2 million decrease in general and administrative expenses. The decrease was primarily due to a decrease of $0.1 million in labor costs and several other small decreases.

•	A $0.1 million decrease in depreciation.

Funeral Home Segment

In 2011 and 2012, we acquired 14 funeral homes. Of these acquisitions, 4 occurred during the second quarter of 2011, 4 occurred during the third quarter of 2011, 4 occurred during the fourth quarter of 2011 and 2 occurred during the second quarter of 2012. Therefore, the results of operations for these properties have no impact on the six months ended June 30, 2011, but are included in the six months ended June 30, 2012. These additions are primarily responsible for the entire increase to revenues and the majority of the increase to costs and expenses for this segment.

The table below compares the results of operations for our Funeral Home segment for the six months ended June 30, 2012 to the same period last year:

	Six months ended June 30,
	2012	2011	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)

Total revenues	$17,462	$15,044	$2,418	16.1%
Total costs and expenses	14,625	11,574	3,051	26.4%

Operating profit	$2,837	$3,470	$(633)	-18.2%

Revenues

The increase in revenues was primarily attributable to a $1.0 million increase in at-need revenues, a $0.9 million increase in pre-need revenues and a $0.5 million increase in other revenues.

Total costs and expenses

The increase in costs and expenses was primarily attributable to an increase of $1.4 million in personnel expenses, $0.2 million in facility costs, $0.4 million in merchandise costs and $0.6 million in depreciation, with the remainder attributable to increases in other general expense categories.

Corporate Segment

The table below compares expenses incurred by the Corporate segment for the six months ended June 30, 2012 to the same period last year:

	Six months ended June 30,
	2012	2011	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)

Selling, cemetery and general and administrative expenses	$899	$675	$224	33.2%
Depreciation and amortization	822	1,478	(656)	-44.4%
Acquisition related costs	1,113	1,958	(845)	-43.2%

Corporate expenses
Corporate personnel expenses	6,197	5,658	539	9.5%
Other corporate expenses	8,162	6,286	1,876	29.8%

Total corporate overhead	14,359	11,944	2,415	20.2%

Total corporate expenses	$17,193	$16,055	$1,138	7.1%

The increase in selling, cemetery and general and administrative expenses allocated to the Corporate segment was primarily attributable to commissions and training. The increase in total corporate overhead was primarily attributable to an increase of $0.5 million in labor costs, $1.1 million in professional fees, and $0.1 million in advertising costs, with the remainder attributable to various corporate expenses. Acquisition related costs will vary from period to period depending on the amount of acquisition activity that takes place.

Reconciliation of Segment Results of Operations to Consolidated Results of Operations

As discussed in the segment sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, cemetery revenues and their associated costs as reported at the segment level are not deferred until such time that we meet the delivery component for revenue recognition.

The table below analyzes results of operations and the changes therein for the six months ended June 30, 2012 as compared to the same period last year. The table is structured so that our readers can determine whether changes were based upon changes in the level of merchandise and services and other revenues generated during each period and/ or changes in the timing of when merchandise and services were delivered:

	Six months ended			Six months ended
	June 30, 2012			June 30, 2011
	(in thousands)			(in thousands)
Revenues	Segment Results (non-GAAP)	GAAP Adjustments	GAAP Results	Segment Results (non-GAAP)	GAAP Adjustments	GAAP Results	Change in GAAP results ($)	Change in GAAP results (%)

Pre-need cemetery revenues	$63,615	$(15,726)	$47,889	$60,657	$(17,212)	$43,445	$4,444	10.2%
At-need cemetery revenues	40,860	(1,978)	38,882	40,207	(3,460)	36,747	2,135	5.8%
Investment income from trusts	20,405	(8,909)	11,496	17,267	(7,442)	9,825	1,671	17.0%
Interest income	3,737	—	3,737	3,138	—	3,138	599	19.1%
Funeral home revenues	17,462	(670)	16,792	15,044	(349)	14,695	2,097	14.3%
Other cemetery revenues	1,792	507	2,299	1,087	401	1,488	811	54.5%

Total revenues	147,871	(26,776)	121,095	137,400	(28,062)	109,338	11,757	10.8%

Costs and expenses

Cost of goods sold	16,419	(2,763)	13,656	15,003	(2,794)	12,209	1,447	11.9%
Cemetery expense	27,567	—	27,567	27,548	—	27,548	19	0.1%
Selling expense	28,612	(3,702)	24,910	26,769	(5,038)	21,731	3,179	14.6%
General and administrative expense	14,388	—	14,388	13,458	—	13,458	930	6.9%
Corporate overhead	14,359	—	14,359	11,944	—	11,944	2,415	20.2%
Depreciation and amortization	4,560	—	4,560	4,488	—	4,488	72	1.6%
Funeral home expense	13,487	(116)	13,371	11,007	—	11,007	2,364	21.5%
Acquisition related costs	1,113	—	1,113	1,958	—	1,958	(845)	-43.2%

Total costs and expenses	120,505	(6,581)	113,924	112,175	(7,832)	104,343	9,581	9.2%

Operating profit	$27,366	$(20,195)	$7,171	$25,225	$(20,230)	$4,995	$2,176	43.6%

Revenues

Pre-need cemetery revenues were $47.9 million for the six months ended June 30, 2012, an increase of $4.4 million, or 10.2%, as compared to $43.5 million during the same period last year. The increase was primarily caused by an increase of $3.0 million in the value of cemetery contracts written and a decrease of $1.5 million in deferred revenue.

At-need cemetery revenues were $38.9 million for the six months ended June 30, 2012, an increase of $2.1 million, or 5.8%, as compared to $36.8 million during the same period last year. The increase was primarily caused by an increase of $0.7 million in the value of cemetery contracts written and a decrease in deferred revenue of $1.4 million.

The majority of the increase in the value of pre-need and at-need contracts was primarily driven by our Cemetery Operations - Southeast segment where we acquired 6 cemeteries during the third quarter of 2011 and 5 cemeteries during the fourth quarter of 2011. Therefore, the results of operations for these cemeteries are included in the six months ended June 30, 2012, but have no impact on the six months ended June 30, 2011. In addition, the value of pre-need and at-need contracts was negatively impacted by the termination of our operating agreement with the Archdiocese of Detroit that occurred March 31, 2012.

Investment income from trusts was $11.5 million for the six months ended June 30, 2012, an increase of $1.7 million, or 17.0%, as compared to $9.8 million during the same period last year. On a segment basis, we had an increase of $3.1 million, which was offset by an adjustment of $1.4 million related to funds for which we have not met the requirements that would allow us to recognize them as revenue.

Interest income on accounts receivable was $3.7 million for the six months ended June 30, 2012, an increase of $0.6 million, or 19.1%, as compared to $3.1 million during the same period last year.

Revenues for the Funeral Home segment were $16.8 million for the six months ended June 30, 2012, an increase of $2.1 million, or 14.3%, compared to $14.7 million during the same period last year. The increase was driven by the 10 funeral homes we acquired in 2011 and 2012, and was primarily attributable to a $0.6 million increase in at-need revenues, a $0.6 million increase in pre-need revenues and a $0.9 million increase in other revenues.

Other cemetery revenues were $2.3 million for the six months ended June 30, 2012, as compared to $1.5 million during the same period last year.

Costs and Expenses

Cost of goods sold were $13.7 million during the six months ended June 30, 2012, an increase of $1.5 million, or 11.9%, as compared to $12.2 million during the same period last year. The ratio of cost of goods sold to cemetery revenues increased slightly to 15.7% during the six months ended June 30, 2012 as compared to 15.2% during the same period last year.

Cemetery expenses were $27.6 million during the six months ended June 30, 2012 and 2011. Overall expense increases of $0.1 million in labor costs and $0.4 million in repairs and maintenance were offset by decreases of $0.4 million in real estate taxes and $0.1 million in utilities. Cemetery expenses relate to the current costs of managing and maintaining our cemetery properties. These costs are expensed as incurred and are not deferred. Accordingly, from a margin standpoint, the most effective gauge of measuring cemetery expenses is as a ratio of segment level pre-need and at-need cemetery revenues. The ratio of cemetery expenses to segment level pre-need and at-need cemetery revenues was 26.4% during the six months ended June 30, 2012 as compared to 27.3% during the same period last year.

Selling expenses were $24.9 million during the six months ended June 30, 2012, an increase of $3.2 million, or 14.6%, as compared to $21.7 million during the same period last year. The majority of our selling expenses are directly related to sales commissions and bonuses, which would be directly related to changes in the value of pre-need and at-need contracts written. The ratio of selling expenses to cemetery revenues increased to 28.7% during the six months ended June 30, 2012 as compared to 27.1% during the same period last year. The major components of the overall expense increase include $0.8 million in commissions, $0.6 million in salaries and benefits and $0.4 million in telephone and telemarketing expense, as well as a reduction in deferred selling expenses of $1.3 million.

General and administrative expenses were $14.4 million during the six months ended June 30, 2012, an increase of $0.9 million, or 6.9%, compared to $13.5 million during the same period last year. The majority of the increase was due to increases of $0.6 million in labor costs, $0.3 million in insurance costs and $0.2 million in professional fees offset by decreases to other general expenses. General and administrative expenses are expensed as incurred and are not deferred. Accordingly, from a margin standpoint, the most effective gauge of measuring general and administrative expenses is as a ratio of segment level pre-need and at-need cemetery revenues. The ratio of general and administrative expenses to segment level pre-need and at-need cemetery revenues increased slightly to 13.8% during the six months ended June 30, 2012 compared to 13.3% during the same period last year.

Total corporate overhead was $14.4 million during the six months ended June 30, 2012, an increase of $2.4 million, or 20.2%, compared to $12.0 million during the same period last year. The increase was primarily attributable to an increase of $0.5 million in labor costs, $1.1 million in professional fees, and $0.1 million in advertising costs, with the remainder attributable to general office costs.

Depreciation and amortization was $4.6 million during the six months ended June 30, 2012, an increase of $0.1 million, or 1.6%, as compared to $4.5 million during the period last year. The increase was primarily due to additional depreciation and amortization from recent acquisitions.

Funeral home expenses were $13.4 million for the six months ended June 30, 2012, an increase of $2.4 million, or 21.5%, as compared to $11.0 million during the same period last year. The increase was primarily attributable to an increase of $1.4 million in labor costs, $0.4 million in merchandise costs, $0.2 million in facility costs and $0.1 million in advertising costs, with the remainder attributable to various increases in general and administrative and other expense.

Acquisition related costs were $1.1 million for the six months ended June 30, 2012, a decrease of $0.8 million, or 43.2%, as compared to $1.9 million during the same period last year. These costs will vary from period to period depending on the amount of acquisition activity that takes place.

Non-segment Allocated Results

As previously mentioned, certain income statement amounts are not allocated to segment operations. These amounts are those line items that can be found on our income statement below operating profit and above income before income taxes.

The table below summarizes these items and the changes between the six months ended June 30, 2012 and 2011:

	Six months ended June 30,
	2012	2011	Change ($)	Change (%)
	(in thousands)

Expenses related to refinancing	$—	$453	$(453)	-100.0%
Early extinguishment of debt	—	4,010	(4,010)	-100.0%
Gain (loss) on termination of operating agreement	1,737	—	1,737	n/a
Gain on acquisition	122	—	122	n/a
Interest expense	9,836	9,442	394	4.2%
Income tax benefit	$(667)	$(2,511)	$1,844	-73.4%

During the six months ended June 30, 2011, we incurred $0.5 million of expenses when we amended our credit facilities in January of 2011 and incurred an early extinguishment of debt charge of $4.0 million related to a one-time make-whole premium we paid in connection with the early repayment of our $35.0 million in Class B and Class C Senior Secured Notes.

During the six months ended June 30, 2012, we recognized a gain of $1.7 million related to the termination of an operating agreement.

The gain on acquisition relates to one of our second quarter 2012 acquisitions. Refer to Note 13 of our unaudited condensed consolidated financial statements in Item 1 of the Form 10-Q for a more detailed discussion.

Interest expense has increased during the six months ended June 30, 2012 as compared to the same period last year. This increase is caused by increased borrowings on our credit facility, which are offset in part by a change in our debt mix and reduced interest rates. Average amounts outstanding under our credit facility were $54.7 million and $8.9 million during the six months ended June 30, 2012 and 2011, respectively. However, amendments that we made to our credit facility have reduced our interest rate and the rate was approximately 2.8% lower at June 30, 2012 as opposed to the same period last year. In addition, we had $35.0 million of Senior Secured Notes which bore interest at 12.5% outstanding at the beginning of 2011. The Senior Secured Notes were repaid in February of 2011.

We had an income tax benefit of $0.7 million for the six months ended June 30, 2012, as compared to a benefit of $2.5 million during the same period last year. Our effective tax rate differs from our statutory tax rate primarily because our legal entity structure includes different tax filing entities, including a significant number of partnerships that are not subject to paying tax.

Supplemental data

The following table presents supplemental operating data for the periods presented:

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Operating Data:
Interments performed	11,127	11,096	22,928	22,780

Interment rights sold:
Lots	7,627	8,373	13,857	14,278
Mausoleum crypts (including pre-construction)	624	940	1,201	1,548
Niches	245	320	519	582

Total interment rights sold	8,496	9,633	15,577	16,408

Number of contracts written	25,834	27,152	50,240	51,139
Aggregate contract amount, in thousands (excluding interest)	$66,070	$64,232	$127,094	$121,135
Average amount per contract (excluding interest)	$2,557	$2,366	$2,530	$2,369

Number of pre-need contracts written	12,930	13,653	24,516	25,215

Aggregate pre-need contract amount, in thousands (excluding interest)	$43,292	$41,790	$81,978	$77,200
Average amount per pre-need contract (excluding interest)	$3,348	$3,061	$3,344	$3,062

Number of at-need contracts written	12,904	13,499	25,724	25,924
Aggregate at-need contract amount, in thousands	$22,778	$22,442	$45,116	$43,935
Average amount per at-need contract	$1,765	$1,663	$1,754	$1,696

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

Long-term Debt

10.25% Senior Notes due 2017

We have outstanding $150.0 million aggregate principal amount of 10.25% Senior Notes due 2017 (the “Senior Notes”), with an original issue discount of approximately $4.0 million. We pay 10.25% interest per annum on the principal amount of the Senior Notes, payable in cash semi-annually in arrears on June 1 and December 1 of each year. The Senior Notes mature on December 1, 2017. As of June 30, 2012, we were in compliance with all applicable covenants included in the Indenture governing the Senior Notes.

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

At June 30, 2012, amounts outstanding under the Credit Facility bear interest at a rate of 3.7%. Amounts borrowed may be either Base Rate Loans or Eurodollar Rate Loans and amounts repaid or prepaid during the term may be reborrowed. Depending on the type of loan, borrowings bear interest at the Base Rate or Eurodollar Rate, plus applicable margins ranging from 1.25% to 2.75% and 2.25% to 3.75%, respectively, depending on our Consolidated Leverage Ratio. The Base Rate is the highest of the Prime Rate, the Federal Funds Rate plus 0.50%, or the Eurodollar Rate plus 1.0%. The Eurodollar rate is the British Bankers Association LIBOR Rate.

The Credit Agreement requires us to pay an unused Commitment Fee, which is calculated based on the amount by which the commitments under the Credit Agreement exceed the outstanding amounts under the Credit Facility. The Commitment Fee Rate under the Credit Agreement ranges from 0.375% to 0.75% depending on our Consolidated Leverage Ratio.

The Credit Agreement contains restrictive covenants that, among other things, prohibit distributions upon defined events of default, restrict investments and sales of assets and require us to maintain certain financial covenants, including specified financial ratios. A material decrease in revenues could cause us to breach certain financial covenants. Any such breach could allow the Lenders to accelerate our debt which would have a material adverse effect on our business, financial condition or results of operations. As of June 30, 2012 we were in compliance with all applicable covenants under the Credit Agreement.

Amounts outstanding under our credit facility fluctuated during the six months ended June 30, 2012 and 2011. At the beginning of 2012, we had $43.8 million outstanding on our credit facilities. These amounts were combined into one facility in January of 2012. We borrowed an additional $7.3 million and $10.9 million during the first and second quarters of 2012, respectively, and have outstanding borrowings of $62.0 million on our Credit Facility at June 30, 2012. At the beginning of 2011, we had $33.5 million outstanding on our credit facilities which we repaid in February of 2011. We did not have any additional borrowings on our credit facilities from this point through the end of May 2011, when we borrowed $8.0 million. The average amounts borrowed under our credit facilities were $54.7 million and $8.9 million for the six months ended June 30, 2012 and 2011, respectively.

For a more detailed description of our long-term debt agreements, see our 2011 Form 10-K.

Cash Flow from Operating Activities

Cash flows provided by operating activities were $14.2 million during the six months ended June 30, 2012, an increase of $17.3 million compared to cash flows used in operating activities of $3.1 million during the same period last year. The increase is primarily due to a decrease in cash used for payables of $7.9 million, a decrease of cash inflows into the merchandise trusts of $9.3 million, a decrease in interest paid of $0.5 million and a decrease in acquisition related costs of $0.8 million, combined with increased cash flows of $2.1 million from our accounts receivable and the use of $3.5 million more in cash to satisfy merchandise liabilities.

Cash Flow from Investing Activities

Net cash used in investing activities was $8.9 million during the six months ended June 30, 2012 as compared to $9.3 million during the same period last year. Cash flows used for investing activities during the six months ended June 30, 2012 were $3.4 million paid for the acquisition of 1 cemetery and 2 funeral homes and the execution of a revised operating agreement and $5.4 million for other capital expenditures. Cash flows used for investing activities during the six months ended June 30, 2011 were $3.8 million for the acquisition of six cemetery properties and four funeral homes and $5.5 million for other capital expenditures.

Cash Flow from Financing Activities

Cash flows used in financing activities were $9.6 million during the six months ended June 30, 2012 as compared to cash provided by financing activities of $17.6 million during the same period last year. Cash flows used in financing activities for the six months ended June 30, 2012 were cash distributions to unit holders of $23.6 million and financing costs related to our amended credit facility of $1.8 million, offset by net borrowings of $15.8 million. Cash flows provided by financing activities for the six months ended June 30, 2011 were $103.2 million of proceeds from our public offering and contribution from our general partner of $2.2 million offset by net repayments of long-term debt of $61.6 million, cash distributions to unit holders of $21.1 million, the payment of a $4.0 million make-whole premium related to the pay-off of $35.0 million in Senior Secured Notes and cost of financing activities of $1.1 million.

Capital Expenditures

The following table summarizes total maintenance capital expenditures and expansion capital expenditures, including expenditures for the construction of mausoleums and for acquisitions, for the periods presented:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)

Maintenance capital expenditures	$937	$1,445	$1,835	$3,204
Expansion capital expenditures	4,157	3,714	7,026	6,120

Total capital expenditures	$5,094	$5,159	$8,861	$9,324

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

Interest-Bearing Investments

Our fixed-income securities subject to market risk consist primarily of investments in our merchandise trusts and perpetual care trusts. As of June 30, 2012, the fair value of fixed-income securities in our merchandise trusts represented 2.3% of the fair value of total trust assets while the fair value of fixed-income securities in our perpetual care trusts represented 9.0% of the fair value of total trust assets. The aggregate quoted fair value of these fixed-income securities was $7.9 million and $24.2 million in merchandise trusts and perpetual care trusts, respectively, as of June 30, 2012. Each 1% change in interest rates on these fixed-income securities would result in changes of approximately $79,000 and $242,000 in the fair market value of the assets in our merchandise trusts and perpetual care trusts, respectively, based on discounted expected future cash flows. If these securities are held to maturity, no change in fair market value will be realized.

Our money market and other short-term investments subject to market risk consist primarily of investments in our merchandise trusts and perpetual care trusts. As of June 30, 2012, the fair value of money market and short-term investments in our merchandise trusts represented 8.9% of the fair value of total trust assets while the fair value of money market and short-term investments in our perpetual care trusts represented 5.9% of the fair value of total trust assets. The aggregate quoted fair value of these money market and short-term investments was $30.9 million and $15.8 million in merchandise trusts and perpetual care trusts, respectively, as of June 30, 2012. Each 1% change in interest rates on these money market and short-term investments would result in changes of approximately $309,000 and $158,000 in the fair market value of the assets in our merchandise trusts and perpetual care trusts, respectively, based on discounted expected future cash flows.

Marketable Equity Securities

Our marketable equity securities subject to market risk consist primarily of investments held in our merchandise trusts and perpetual care trusts. These assets consist of both individual equity securities as well as closed and open ended mutual funds. As of June 30, 2012, the fair value of marketable individual equity securities in our merchandise trusts represented 18.5% of the fair value of total trust assets while the fair value of marketable individual equity securities in our perpetual care trusts represented 10.4% of total trust assets. The aggregate quoted fair market value of these marketable individual equity securities was $63.9 million and $28.1 million in merchandise trusts and perpetual care trusts, respectively, as of June 30, 2012, based on final quoted sales prices. Each 10% change in the average market prices of the individual equity securities would result in a change of approximately $6.4 million and $2.8 million in the fair market value of securities held in merchandise trusts and perpetual care trusts, respectively. As of June 30, 2012, the fair value of marketable closed and open ended mutual funds in our merchandise trusts represented 65.7% of the fair value of total trust assets while the fair value of closed and open ended mutual funds in our perpetual care trusts represented 73.6% of total trust assets. The aggregate quoted fair market value of these closed and open ended mutual funds was $227.3 million and $198.2 million in merchandise trusts and perpetual care trusts, respectively, as of June 30, 2012, based on final quoted sales prices. Each 10% change in the average market prices of the closed and open ended mutual funds would result in a change of approximately $22.7 million and $19.8 million in the fair market value of securities held in merchandise trusts and perpetual care trusts, respectively.

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

Debt Instruments

Our Credit Facility bears interest at a floating rate, based on LIBOR, which is adjusted quarterly. This subjects us to increases in interest expense resulting from movements in interest rates. As of June 30, 2012, we had $62.0 million of borrowings outstanding under our Credit Facility. After borrowings, our unused line of credit under the Credit Facility is $68.0 million. The interest rate on amounts outstanding under the Credit Facility was approximately 3.7% at June 30, 2012.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 6, 2012, certain subsidiaries of the Company acquired the stock of Lodi All Faiths Cremation, a California corporation, and certain assets and liabilities of Lodi Funeral Home, Inc., a California corporation. In consideration for obtaining an option to purchase real property owned by Samuel D. Salas Properties, a California general partnership, on which Lodi Funeral Home, Inc. operates a funeral home and related business, the Company issued 13,720 units to the partnership. See Note 13 to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of this acquisition.

The Company offered and issued the units in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The Company relied on this exemption from registration based in part on representations made by the investor in the Purchase Agreement.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

10.1	Employment Agreement, effective April 1, 2012, by and between StoneMor GP LLC and William Shane (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 2, 2012).

10.2	Form of the Unit Appreciation Rights Agreement under the StoneMor Partners L.P. Long-Term Incentive Plan, dated as of April 2, 2012.

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors.

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of Timothy K. Yost, Chief Financial Officer and Secretary.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith).

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Timothy K. Yost, Chief Financial Officer and Secretary (furnished herewith).

101	Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2012, and December 31, 2011; (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011; (iii) Condensed Consolidated Statement of Partners’ Capital; (iv) Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2012 and 2011; and (v) Notes to the Condensed Consolidated Financial Statements. Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of StoneMor Partners, L.P.

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

STONEMOR PARTNERS L.P.
By: StoneMor GP LLC
its general partner

August 7, 2012	/s/ Lawrence Miller
Lawrence Miller
Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

August 7, 2012	/s/ Timothy K. Yost
Timothy K. Yost
Chief Financial Officer and Secretary (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

10.1	Employment Agreement, effective April 1, 2012, by and between StoneMor GP LLC and William Shane (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 2, 2012).

10.2	Form of the Unit Appreciation Rights Agreement under the StoneMor Partners L.P. Long-Term Incentive Plan, dated as of April 2, 2012.

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors.

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of Timothy K. Yost, Chief Financial Officer and Secretary.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith).

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Timothy K. Yost, Chief Financial Officer and Secretary (furnished herewith).

101	Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2012, and December 31, 2011; (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011; (iii) Condensed Consolidated Statement of Partners’ Capital; (iv) Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2012 and 2011; and (v) Notes to the Condensed Consolidated Financial Statements. Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of StoneMor Partners, L.P.

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