Form 10-Q
period 2012-09-30
STONEMOR PARTNERS LP
filed 2012-11-06
CIK 1286131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

The number of the registrant’s outstanding common units at November 1, 2012 was 19,538,051.

Index – Form 10-Q

Part I – Financial Information

Item 1.	Financial Statements

StoneMor Partners L.P.

Condensed Consolidated Balance Sheet

(in thousands)

(unaudited)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$8,128	$12,058
Accounts receivable, net of allowance	48,109	48,837
Prepaid expenses	4,727	4,266
Other current assets	15,548	16,670

Total current assets	76,512	81,831
Long-term accounts receivable, net of allowance	69,631	68,419
Cemetery property	309,340	298,938
Property and equipment, net of accumulated depreciation	79,567	73,777
Merchandise trusts, restricted, at fair value	372,775	344,515
Perpetual care trusts, restricted, at fair value	282,651	254,679
Deferred financing costs, net of accumulated amortization	9,681	8,817
Deferred selling and obtaining costs	73,904	68,542
Deferred tax assets	605	415
Goodwill	40,393	31,907
Other assets	14,878	16,918

Total assets	$1,329,937	$1,248,758

Liabilities and partners’ capital
Current liabilities:
Accounts payable and accrued liabilities	$22,914	$26,428
Accrued interest	5,688	1,632
Current portion, long-term debt	1,770	1,487

Total current liabilities	30,372	29,547
Other long-term liabilities	1,884	2,830
Long-term debt	236,118	193,835
Deferred cemetery revenues, net	484,941	441,678
Deferred tax liabilities	15,191	16,968
Merchandise liability	128,452	128,942
Perpetual care trust corpus	282,651	254,679

Total liabilities	1,179,609	1,068,479

Commitments and contingencies
Partners’ capital
General partner	944	2,192
Common partners	149,384	178,087

Total partners’ capital	150,328	180,279

Total liabilities and partners’ capital	$1,329,937	$1,248,758

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statement of Operations

(in thousands, except unit data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues:
Cemetery
Merchandise	$29,943	$28,738	$87,424	$81,277
Services	11,134	13,295	34,481	35,697
Investment and other	12,294	10,793	35,769	30,495
Funeral home
Merchandise	3,548	3,041	11,135	9,137
Services	5,278	4,458	14,483	13,057

Total revenues	62,197	60,325	183,292	169,663

Costs and Expenses:
Cost of goods sold (exclusive of depreciation shown separately below):
Perpetual care	1,616	1,373	4,398	4,097
Merchandise	6,030	5,787	16,904	15,272
Cemetery expense	14,252	15,312	41,819	42,860
Selling expense	11,290	12,192	36,200	33,923
General and administrative expense	7,015	7,111	21,403	20,569
Corporate overhead (including $216 and $195 in unit-based compensation for the three months ended September 30, 2012 and 2011, and $625 and $576 for the nine months ended September 30, 2012 and 2011, respectively)	6,546	5,628	20,905	17,572
Depreciation and amortization	2,199	1,886	6,759	6,374
Funeral home expense
Merchandise	1,196	982	3,726	3,197
Services	3,739	3,107	10,446	8,456
Other	2,161	1,779	6,295	5,222
Acquisition related costs	1,085	1,189	2,198	3,147

Total cost and expenses	57,129	56,346	171,053	160,689

Operating profit	5,068	3,979	12,239	8,974

Expenses related to refinancing	—	—	—	453
Gain on termination of operating agreement	—	—	1,737	—
Gain on acquisition	—	—	122	—
Early extinguishment of debt	—	—	—	4,010
Interest expense	5,273	4,824	15,109	14,266

Net loss before income taxes	(205)	(845)	(1,011)	(9,755)
Income tax expense (benefit)
State	(18)	69	224	(829)
Federal	(1,248)	(691)	(2,157)	(2,304)

Total income tax expense (benefit)	(1,266)	(622)	(1,933)	(3,133)

Net income (loss)	$1,061	$(223)	$922	$(6,622)

General partner’s interest in net income (loss) for the period	$21	$(4)	$18	$(132)

Limited partners’ interest in net income (loss) for the period	$1,040	$(219)	$904	$(6,490)

Net income (loss) per limited partner unit (basic and diluted)	$.05	$(.01)	$.05	$(.35)

Weighted average number of limited partners’ units outstanding - basic	19,491	19,353	19,412	18,807
Weighted average number of limited partners’ units outstanding - diluted	19,743	19,353	19,672	18,807
Distributions declared per unit	$.590	$.585	$1.760	$1.755

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statement of

Partners’ Capital

(in thousands)

(unaudited)

	Partners’ Capital
	Common Unit Holders	General Partner	Total
Balance, December 31, 2011	$178,087	$2,192	$180,279
Issuance of common units	4,104	—	4,104
Compensation related to UARs	381	—	381
General partner contribution	—	89	89
Net income	904	18	922
Cash distribution	(34,092)	(1,355)	(35,447)

Balance, September 30, 2012	$149,384	$944	$150,328

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statement of Cash Flows

(in thousands)

(unaudited)

	For the nine months ended September 30,
	2012	2011
Operating activities:
Net income (loss)	$922	$(6,622)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of lots sold	6,180	5,004
Depreciation and amortization	6,759	6,374
Unit-based compensation	625	576
Accretion of debt discounts	1,230	950
Gain on acquisition	(122)	—
Gain on termination of operating agreement	(1,737)	—
Write-off of deferred financing fees	—	453
Fees paid related to early extinguishment of debt	—	4,010
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(2,333)	(5,509)
Allowance for doubtful accounts	3,743	3,597
Merchandise trust fund	(8,177)	(11,681)
Prepaid expenses	(368)	586
Other current assets	(344)	(6,024)
Other assets	125	244
Accounts payable and accrued and other liabilities	2,207	(1,290)
Deferred selling and obtaining costs	(5,363)	(6,398)
Deferred cemetery revenue	35,440	31,560
Deferred taxes (net)	(2,341)	(2,476)
Merchandise liability	(5,649)	(2,285)

Net cash provided by operating activities	30,797	11,069

Investing activities:
Cash paid for cemetery property	(5,417)	(4,258)
Purchase of subsidiaries	(25,676)	(10,300)
Cash paid for property and equipment	(3,321)	(4,601)

Net cash used in investing activities	(34,414)	(19,159)

Financing activities:
Cash distribution	(35,447)	(32,827)
Additional borrowings on long-term debt	63,500	27,800
Repayments of long-term debt	(26,137)	(74,490)
Proceeds from public offering	—	103,207
Proceeds from general partner contribution	89	2,246
Fees paid related to early extinguishment of debt	—	(4,010)
Cost of financing activities	(2,318)	(1,236)

Net cash provided by (used in) financing activities	(313)	20,690

Net increase (decrease) in cash and cash equivalents	(3,930)	12,600
Cash and cash equivalents—Beginning of period	12,058	7,535

Cash and cash equivalents—End of period	$8,128	$20,135

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$9,731	$9,897
Cash paid during the period for income taxes	$3,978	$2,242
Non-cash investing and financing activities
Acquisition of assets by financing	$199	$237
Issuance of limited partner units for cemetery acquisition	$4,103	$264
Acquisition of asset by assumption of directly related liability	$2,048	$—

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

1.	NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

StoneMor Partners L.P. (“StoneMor”, the “Company” or the “Partnership”) is a provider of funeral and cemetery products and services in the death care industry in the United States. Through its subsidiaries, StoneMor offers a complete range of funeral merchandise and services, along with cemetery property, merchandise and services, both at the time of need and on a pre-need basis. As of September 30, 2012, the Partnership operated 276 cemeteries, 258 of which are owned, in 26 states and Puerto Rico and owned and operated 85 funeral homes in 18 states and Puerto Rico.

Basis of Presentation

The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All interim financial data is unaudited. However, in the opinion of management, the interim financial data as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for a full year. The December 31, 2011 condensed consolidated balance sheet data was derived from audited financial statements included in the Company’s 2011 Annual Report on Form 10-K (“2011 Form 10-K”) and has been adjusted to include the effects of retrospective adjustments resulting from the Company’s 2011 acquisitions, but does not include all disclosures required by GAAP, which are presented in the Company’s 2011 Form 10-K.

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

2.	LONG-TERM ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

Long-term accounts receivable, net, consist of the following:

	As of
	September 30, 2012	December 31, 2011
	(in thousands)
Customer receivables	$156,224	$151,517
Unearned finance income	(18,017)	(16,679)
Allowance for contract cancellations	(20,467)	(17,582)

	117,740	117,256
Less: current portion, net of allowance	48,109	48,837

Long-term portion, net of allowance	$69,631	$68,419

Activity in the allowance for contract cancellations is as follows:

	For the nine months ended September 30,
	2012	2011
	(in thousands)
Balance - Beginning of period	$17,582	$15,832
Provision for cancellations	14,858	13,799
Charge-offs - net	(11,973)	(10,315)

Balance - End of period	$20,467	$19,316

3.	CEMETERY PROPERTY

Cemetery property consists of the following:

	As of
	September 30, 2012	December 31, 2011
	(in thousands)
Developed land	$71,128	$64,266
Undeveloped land	168,724	164,723
Mausoleum crypts and lawn crypts	69,488	69,949

Total	$309,340	$298,938

4.	PROPERTY AND EQUIPMENT

Major classes of property and equipment follow:

	As of
	September 30, 2012	December 31, 2011
	(in thousands)
Building and improvements	$82,565	$75,076
Furniture and equipment	40,180	36,863

	122,745	111,939
Less: accumulated depreciation	(43,178)	(38,162)

Property and equipment - net	$79,567	$73,777

Depreciation expense was $1.7 million and $5.2 million for the three and nine months ended September 30, 2012, respectively, as compared to $1.4 million and $4.3 million during the same periods last year.

5.	MERCHANDISE TRUSTS

At September 30, 2012, the Company’s merchandise trusts consisted of the following types of assets:

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

The Company has included $7.4 million and $6.9 million of investments held in trust by the West Virginia Funeral Directors Association at September 30, 2012 and December 31, 2011, respectively, in its merchandise trust assets. As required by law, the Company deposits a portion of certain funeral merchandise sales in West Virginia into a trust that is held by the West Virginia Funeral Directors Association. These trusts are recorded at their account value, which approximates fair value.

The cost and market value associated with the assets held in merchandise trusts at September 30, 2012 and December 31, 2011 were as follows:

As of September 30, 2012	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Short-term investments	$48,722	$—	$—	$48,722
Fixed maturities:
U.S. Government and federal agency	—	—	—	—
U.S. State and local government agency	23	—	—	23
Corporate debt securities	8,673	195	(127)	8,741
Other debt securities	4,320	—	(7)	4,313

Total fixed maturities	13,016	195	(134)	13,077

Mutual funds - debt securities	97,886	2,699	(500)	100,085
Mutual funds - equity securities	128,537	6,099	(3,264)	131,372
Equity securities	65,897	3,100	(3,498)	65,499
Other invested assets	6,569	18	—	6,587

Total managed investments	$360,627	$12,111	$(7,396)	$365,342

West Virginia Trust Receivable	7,433	—	—	7,433

Total	$368,060	$12,111	$(7,396)	$372,775

As of December 31, 2011	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Short-term investments	$38,312	$—	$—	$38,312
Fixed maturities:
U.S. Government and federal agency	—	—	—	—
U.S. State and local government agency	23	—	—	23
Corporate debt securities	10,537	19	(791)	9,765
Other debt securities	1,100	—	—	1,100

Total fixed maturities	11,660	19	(791)	10,888

Mutual funds - debt securities	68,291	1,711	(2,581)	67,421
Mutual funds - equity securities	148,209	1,939	(8,860)	141,288
Equity securities	71,760	3,723	(3,131)	72,352
Other invested assets	7,326	34	—	7,360

Total managed investments	$345,558	$7,426	$(15,363)	$337,621

West Virginia Trust Receivable	6,894	—	—	6,894

Total	$352,452	$7,426	$(15,363)	$344,515

The contractual maturities of debt securities as of September 30, 2012 are as follows:

As of September 30, 2012	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
	(in thousands)
U.S. Government and federal agency	$—	$—	$—	$—
U.S. State and local government agency	23	—	—	—
Corporate debt securities	—	5,866	2,742	133
Other debt securities	4,313	—	—	—

Total fixed maturities	$4,336	$5,866	$2,742	$133

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at September 30, 2012 and December 31, 2011 is presented below:

	Less than 12 months		12 Months or more		Total
As of September 30, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities:
U.S. Government and federal agency	$—	$—	$—	$—	$—	$—
U.S. State and local government agency	—	—	—	—	—	—
Corporate debt securities	1,065	29	1,716	98	2,781	127
Other debt securities	4,313	7	—	—	4,313	7

Total fixed maturities	5,378	36	1,716	98	7,094	134

Mutual funds - debt securities	13,885	128	4,255	372	18,140	500
Mutual funds - equity securities	23,238	2,304	25,658	960	48,896	3,264
Equity securities	20,562	1,205	9,330	2,293	29,892	3,498
Other invested assets	—	—	—	—	—	—

Total	$63,063	$3,673	$40,959	$3,723	$104,022	$7,396

	Less than 12 months		12 Months or more		Total
As of December 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities:
U.S. Government and federal agency	$—	$—	$—	$—	$—	$—
U.S. State and local government agency	—	—	—	—	—	—
Corporate debt securities	4,007	351	4,459	440	8,466	791
Other debt securities	—	—	—	—	—	—

Total fixed maturities	4,007	351	4,459	440	8,466	791

Mutual funds - debt securities	19,691	1,109	31,916	1,472	51,607	2,581
Mutual funds - equity securities	32,631	970	59,010	7,890	91,641	8,860
Equity securities	20,349	1,941	5,775	1,190	26,124	3,131
Other invested assets	—	—	—	—	—	—

Total	$76,678	$4,371	$101,160	$10,992	$177,838	$15,363

A reconciliation of the Company’s merchandise trust activities for the nine months ended September 30, 2012 is presented below:

Fair Value @ 12/31/2011	Contributions	Distributions	Interest/ Dividends	Capital Gain Distributions	Realized Gain/ Loss	Taxes	Fees	Unrealized Change in Fair Value	Fair Value @ 9/30/2012
	(in thousands)
$ 344,515	46,695	(46,816)	12,240	110	8,750	(3,511)	(1,860)	12,652	$372,775

The Company made net withdrawals from the trusts of approximately $0.1 million during the nine months ended September 30, 2012. During the nine months ended September 30, 2012, purchases and sales of securities available for sale included in trust investments were approximately $404.7 million and $403.5 million, respectively. Contributions include $12.0 million of assets that were acquired through acquisitions during the nine months ended September 30, 2012. Distributions include $5.8 million of assets that were divested as a result of the termination of an operating agreement during the nine months ended September 30, 2012.

Other-than-temporary Impairments of Trust Assets

During the nine months ended September 30, 2012, the Company determined that there were six securities with an aggregate cost basis of approximately $1.6 million and an aggregate fair value of approximately $0.8 million, resulting in an impairment of $0.8 million, wherein such impairment was considered to be other-than-temporary. During the three months ended September 30, 2012, the Company determined that there were no other than temporary impairments to the investment portfolio for merchandise trusts. During the nine months ended September 30, 2011, the Company determined that there was a single security with an aggregate cost basis of approximately $0.2 million and an aggregate fair value of approximately $0.1 million, resulting in an impairment of $0.1 million, wherein such impairment was considered to be other-than-temporary. During the three months ended September 30, 2011, the Company determined that there were no other than temporary impairments to the investment portfolio for merchandise trusts. Accordingly, the Company adjusted the cost basis of these assets to their current value and offset this change against deferred revenue. This reduction in deferred revenue will be reflected in earnings in future periods as the underlying merchandise is delivered or the underlying service is performed.

6.	PERPETUAL CARE TRUSTS

At September 30, 2012, the Company’s perpetual care trusts consisted of the following types of assets:

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

The cost and market value associated with the assets held in perpetual care trusts at September 30, 2012 and December 31, 2011 were as follows:

As of September 30, 2012	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Short-term investments	$20,912	$—	$—	$20,912
Fixed maturities:
U.S. Government and federal agency	408	105	—	513
U.S. State and local government agency	66	81	—	147
Corporate debt securities	23,441	784	(327)	23,898
Other debt securities	371	—	—	371

Total fixed maturities	24,286	970	(327)	24,929

Mutual funds - debt securities	104,648	3,822	(537)	107,933
Mutual funds - equity securities	93,917	6,138	(2,329)	97,726
Equity Securities	23,346	8,201	(396)	31,151
Other invested assets	—	—	—	—

Total	$267,109	$19,131	$(3,589)	$282,651

As of December 31, 2011	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Short-term investments	$22,607	$—	$—	$22,607
Fixed maturities:
U.S. Government and federal agency	408	105	—	513
U.S. State and local government agency	66	81	—	147
Corporate debt securities	23,359	229	(1,434)	22,154
Other debt securities	371	—	—	371

Total fixed maturities	24,204	415	(1,434)	23,185

Mutual funds - debt securities	61,700	185	(1,079)	60,806
Mutual funds - equity securities	104,824	4,295	(9,621)	99,498
Equity Securities	39,199	9,326	(112)	48,413
Other invested assets	327	156	(313)	170

Total	$252,861	$14,377	$(12,559)	$254,679

The contractual maturities of debt securities as of September 30, 2012 are as follows:

As of September 30, 2012	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
	(in thousands)
U.S. Government and federal agency	$129	$384	$—	$—
U.S. State and local government agency	147	—	—	—
Corporate debt securities	50	16,127	7,295	426
Other debt securities	371	—	—	—

Total fixed maturities	$697	$16,511	$7,295	$426

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at September 30, 2012 and December 31, 2011 held in perpetual care trusts is presented below:

	Less than 12 months		12 Months or more		Total
As of September 30, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities:
U.S. Government and federal agency	$—	$—	$—	$—	$—	$—
U.S. State and local government agency	—	—	—	—	—	—
Corporate debt securities	3,074	82	4,397	245	7,471	327
Other debt securities	—	—	—	—	—	—

Total fixed maturities	3,074	82	4,397	245	7,471	327

Mutual funds - debt securities	5,229	228	1,033	309	6,262	537
Mutual funds - equity securities	—	—	7,904	2,329	7,904	2,329
Equity securities	3,135	396	—	—	3,135	396
Other invested assets	—	—	—	—	—	—

Total	$11,438	$706	$13,334	$2,883	$24,772	$3,589

	Less than 12 months		12 Months or more		Total
As of December 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities:
U.S. Government and federal agency	$—	$—	$—	$—	$—	$—
U.S. State and local government agency	—	—	—	—	—	—
Corporate debt securities	7,967	727	8,471	707	16,438	1,434
Other debt securities	—	—	—	—	—	—

Total fixed maturities	7,967	727	8,471	707	16,438	1,434

Mutual funds - debt securities	37,956	772	1,675	307	39,631	1,079
Mutual funds - equity securities	21,483	3,023	44,416	6,598	65,899	9,621
Equity securities	2,978	106	351	6	3,329	112
Other invested assets	170	313	—	—	170	313

Total	$70,554	$4,941	$54,913	$7,618	$125,467	$12,559

A reconciliation of the Company’s perpetual care trust activities for the nine months ended September 30, 2012 is presented below:

Fair Value @ 12/31/2011	Contributions	Distributions	Interest/ Dividends	Capital Gain Distributions	Realized Gain/ Loss	Taxes	Fees	Unrealized Change in Fair Value	Fair Value @ 9/30/2012
	(in thousands)
$ 254,679	13,715	(10,954)	12,310	13	1,213	(681)	(1,368)	13,724	$282,651

The Company made net contributions to the trusts of approximately $2.8 million during the nine months ended September 30, 2012. During the nine months ended September 30, 2012, purchases and sales of securities available for sale included in trust investments were approximately $250.6 million and $247.3 million, respectively. Contributions include $5.0 million of assets that were acquired through acquisitions during the nine months ended September 30, 2012.

Other-than-temporary Impairments of Trust Assets

During the three and nine months ended September 30, 2012, the Company determined that there were no other than temporary impairments to the investment portfolio in the perpetual care trusts.

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

7.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in acquisitions.

A rollforward of goodwill by reportable segment is as follows:

	Cemeteries			Funeral Homes	Total
	Southeast	Northeast	West
	(in thousands)
Balance as of December 31, 2011	$5,662	$—	$11,948	$14,297	$31,907
Goodwill resulting from acquisitions during the nine months ended September 30, 2012	532	—	—	7,954	8,486

Balance as of September 30, 2012	$6,194	$—	$11,948	$22,251	$40,393

During the second quarter of 2012, the Company became aware that it will receive a payment of $3.8 million in a legal settlement related to its fourth quarter 2011 acquisition of cemeteries and funeral homes in Tennessee. In addition, there were other adjustments of $0.3 million related to an increase in merchandise trust assets and a small increase in accounts receivable. These amounts have been recorded retrospectively as a purchase price adjustment for this acquisition resulting in a decrease to goodwill of $4.1 million. Also, during the third quarter of 2012, the Company obtained additional information about its third quarter 2011 acquisition in Puerto Rico which resulted in a reduction of goodwill of $0.4 million. See Note 13 for further details. These adjustments have been reflected in the balance as of December 31, 2011 in the table above.

Other Acquired Intangible Assets

The Company has other acquired intangible assets, most of which have been recognized as a result of acquisitions and long-term operating agreements. These amounts are included within other assets on the condensed consolidated balance sheet. All of the intangible assets are subject to amortization. The major classes of intangible assets are as follows:

	As of September 30, 2012		Net	As of December 31, 2011		Net
	Gross Carrying Amount	Accumulated Amortization	Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Intangible Asset
	(in thousands)
Amortized Intangible Assets:
Underlying contract value	$6,239	$(503)	$5,736	$8,484	$(546)	$7,938
Non-compete agreements	5,415	(2,136)	3,279	3,820	(1,413)	2,407
Other intangible assets	269	(77)	192	205	(67)	138

Total Intangible Assets	$11,923	$(2,716)	$9,207	$12,509	$(2,026)	$10,483

The decrease in the underlying contract value is mostly the result of the Company entering into an amended operating agreement with Kingwood Memorial Park Association in January of 2012. See Note 13 for further details.

The increase in non-compete agreements was the result of acquisitions consummated in the second and third quarters of 2012. See Note 13 for further details.

8.	LONG-TERM DEBT

The Company had the following outstanding debt:

	As of
	September 30, 2012	December 31, 2011
	(in thousands)
Insurance premium financing	$504	$211
Vehicle financing	953	1,147
Acquisition Credit Facility, due January 2017	—	10,750
Revolving Credit Facility, due January 2017	84,700	33,000
Note Payable - Greenlawn acquisition	1,214	1,321
Note Payable - Nelms acquisition (net of discount)	363	623
Notes Payable - acquisition non-competes (net of discounts)	3,062	1,490
10.25% senior notes, due 2017	150,000	150,000

Total	240,796	198,542
Less current portion	1,770	1,487
Less unamortized bond discount	2,908	3,220

Long-term portion	$236,118	$193,835

This note includes a summary of material terms of the Company’s senior notes, senior secured notes, credit facilities and other debt obligations. For a more detailed description of the Company’s long-term debt agreements, see the Company’s 2011 Form 10-K.

10.25% Senior Notes due 2017

The Company has outstanding a $150.0 million aggregate principal amount of 10.25% Senior Notes due 2017 (the “Senior Notes”), with an original issue discount of approximately $4.0 million. The Company pays 10.25% interest per annum on the principal amount of the Senior Notes, payable in cash semi-annually in arrears on June 1 and December 1 of each year. The Senior Notes mature on December 1, 2017. The Company’s Senior Notes are considered to be a Level 2 liability as defined by the Fair Value Measurements and Disclosures topic of the ASC. Based on trades made at the end of the quarter, the Company has estimated the fair value of its Senior Notes to be in excess of par and trading at a premium of 1.54%.

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

At September 30, 2012, amounts outstanding under the Credit Facility bear interest at rates between 3.7% and 4.2%. Amounts borrowed may be either Base Rate Loans or Eurodollar Rate Loans and amounts repaid or prepaid during the term may be reborrowed. Depending on the type of loan, borrowings bear interest at the Base Rate or Eurodollar Rate, plus applicable margins ranging from 1.25% to 2.75% and 2.25% to 3.75%, respectively, depending on the Company’s Consolidated Leverage Ratio. The Base Rate is the highest of the Prime Rate, the Federal Funds Rate plus 0.50%, or the Eurodollar Rate plus 1.0%. The Eurodollar rate is the British Bankers Association LIBOR Rate. Amounts outstanding under the Revolving Credit Facility approximate their fair value.

The Credit Agreement requires the Company to pay an unused Commitment Fee, which is calculated based on the amount by which the commitments under the Credit Agreement exceed outstanding amounts under the Credit Facility. The Commitment Fee Rate under the Credit Agreement ranges from 0.375% to 0.75% depending on the Company’s Consolidated Leverage Ratio.

The Credit Agreement contains restrictive covenants that, among other things, prohibit distributions upon defined events of default, restrict investments and sales of assets and require the Company to maintain certain financial covenants, including specified financial ratios. A material decrease in revenues could cause the Company to breach certain of its financial covenants. Any such breach could allow the Lenders to accelerate the Company’s debt which would have a material adverse effect on the Company’s business, financial condition or results of operations. The Company’s covenants include a Consolidated Leverage Ratio and a Consolidated Debt Service Coverage Ratio. As of September 30, 2012, the Company was in compliance with all applicable financial covenants.

9.	INCOME TAXES

As of September 30, 2012, the Company’s taxable corporate subsidiaries had federal net operating loss carryforwards of approximately $152.8 million, which will begin to expire in 2019 and $184.1 million in state net operating losses, a portion of which expires annually.

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

The provision for income taxes for the three and nine months ended September 30, 2012 and 2011 is based upon the estimated annual effective tax rates expected to be applicable to the Company for 2012 and 2011, respectively. The Company’s effective tax rate differs from its statutory tax rate primarily because the Company’s legal entity structure includes different tax filing entities, including a significant number of partnerships that are not subject to paying tax.

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

10.	DEFERRED CEMETERY REVENUES, NET

At September 30, 2012 and December 31, 2011, deferred cemetery revenues, net, consisted of the following:

	As of
	September 30, 2012	December 31, 2011
	(in thousands)
Deferred cemetery revenue	$333,439	$306,488
Deferred merchandise trust revenue	59,597	50,419
Deferred merchandise trust unrealized gains (losses)	4,715	(7,937)
Deferred pre-acquisition margin	133,141	135,043
Deferred cost of goods sold	(45,951)	(42,335)

Deferred cemetery revenues, net	$484,941	$441,678

Deferred selling and obtaining costs	$73,904	$68,542

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

Leases

At September 30, 2012, the Company was committed to operating lease payments for premises, automobiles and office equipment under various operating leases with initial terms ranging from one to ten years and options to renew at varying terms. Expenses under operating leases were $0.6 million and $1.9 million for the three and nine months ended September 30, 2012, respectively, and $0.6 million and $1.7 million for the three and nine months ended September 30 2011, respectively.

At September 30, 2012, operating leases will result in future payments in the following approximate amounts:

(in thousands)
2013	$2,074
2014	1,363
2015	869
2016	801
2017	754
Thereafter	1,892

Total	$7,753

12.	PARTNERS’ CAPITAL

Unit-Based Compensation

The Company has issued to certain key employees and management unit-based compensation in the form of unit appreciation rights and phantom partnership units.

Compensation expense recognized related to unit appreciation rights and restricted phantom unit awards for the three and nine months ended September 30, 2012 and 2011 are summarized in the table below:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Unit appreciation rights	$133	$119	$381	$358
Restricted phantom units	83	76	244	218

Total unit-based compensation expense	$216	$195	$625	$576

As of September 30, 2012, there was approximately $0.8 million in non-vested unit appreciation rights outstanding. These unit appreciation rights will be expensed through the first quarter of 2014.

Other Unit Issuances

On June 6, 2012 and July 31, 2012, the Company issued 13,720 units and 128,299 units, respectively, in connection with separate acquisitions. See Note 13. On June 21, 2012 and 2011, the Company issued 9,853 units in connection with an acquisition consummated in the second quarter of 2010.

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

The table below reflects the Company’s preliminary assessment of the fair value of net assets acquired, the elimination of debt and other assets and the purchase price, which results in the recognition of goodwill recorded in the Company’s Cemetery Operations – Southeast segment. These amounts may be retrospectively adjusted as additional information is received.

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

The table below reflects the Company’s preliminary assessment of the fair value of net assets acquired. The resulting goodwill is recorded in the Company’s Funeral Homes operating segment. These amounts may be retrospectively adjusted as additional information is received.

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

Third Quarter 2012 Acquisitions

On July 2, 2012, certain subsidiaries of the Company (collectively the “Buyer) entered into an Asset Purchase and Sale Agreement (the “Farnstrom Agreement”) with Farnstrom Mortuary, LLC and Farnstrom Properties, LLC, both Oregon limited liability companies, Farnstrom Family, Inc. and Care Cremation Society, Inc., both Oregon corporations and two individuals (collectively the “Seller”). Pursuant to the Agreement, the Buyer acquired five funeral homes in Oregon, including certain related assets, and assumed certain related liabilities. In consideration for the net assets acquired, the Buyer paid the Seller $2.3 million in cash. The Buyer will also pay an aggregate amount of $0.3 million in equal quarterly installments commencing on July 2, 2012 in exchange for non-compete agreements with the Seller.

The table below reflects the Company’s preliminary assessment of the fair value of net assets acquired. The resulting goodwill is recorded in the Company’s Funeral Homes operating segment. These amounts may be retrospectively adjusted as additional information is received.

Preliminary Assessment
(in thousands)
Assets:
Property and equipment	$1,296
Non-compete agreements	170

Total assets	1,466

Total liabilities	—

Fair value of net assets acquired	1,466

Consideration paid - cash	2,300
Fair value of debt assumed for non-compete agreements	274

Total consideration paid	2,574

Goodwill from purchase	$1,108

In addition, on July 31, 2012, certain subsidiaries of the Company (collectively the “Buyer”) entered into an Asset Purchase and Sale Agreement (the “Lohman Agreement”) with Certain Florida corporations, limited liability companies and four individuals (collectively the “Seller”). Pursuant to the Agreement, the Buyer acquired nine funeral homes and four cemeteries in Florida, including certain related assets, and assumed certain related liabilities.

In consideration for the net assets acquired, the Buyer paid the Seller $20.0 million in cash and issued 128,299 units, which equates to $3.5 million worth of units. The Buyer will also pay an aggregate amount of $1.5 million in five equal annual installments commencing on August 1, 2013 in exchange for a consulting and non-compete agreement with the Seller.

The table below reflects the Company’s preliminary assessment of the fair value of net assets acquired. The resulting goodwill is recorded in both the Company’s Cemetery Operations – Southeast segment and Funeral Homes operating segment. These amounts may be retrospectively adjusted as additional information is received.

Preliminary Assessment
(in thousands)
Assets:
Accounts receivable	$1,005
Cemetery property	6,100
Property and equipment	5,864
Merchandise trusts, restricted , at fair value	11,884
Perpetual care trusts, restricted, at fair value	2,232
Other assets	122
Non-compete agreements	1,373

Total assets	28,580

Liabilities:
Deferred margin	3,746
Merchandise liabilities	3,458
Perpetual care trust corpus	2,232

Total liabilities	9,436

Fair value of net assets acquired	19,144

Consideration paid - cash	20,000
Consideration paid - units	3,500
Fair value of debt assumed for non-compete agreements	1,230

Total consideration paid	24,730

Goodwill from purchase	$5,586

First, Second and Third Quarter 2011 Acquisitions

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

Final Assessment
Assets:
Accounts receivable	$211
Cemetery property	4,833
Merchandise trusts, restricted, at fair value	4,069
Perpetual care trusts, restricted, at fair value	2,438
Property and equipment	2,303
Other assets	260

Total assets	14,114

Liabilities:
Deferred margin	2,457
Merchandise liabilities	2,719
Perpetual care trust corpus	2,438
Deferred tax liability	1,287

Total liabilities	8,901

Fair value of net assets acquired	5,213

Consideration paid	5,700
Fair value of debt assumed for non-compete agreements	280

Total consideration paid	5,980

Goodwill from purchase	$767

In addition to the aforementioned 2011 acquisitions, on August 17, 2011, the Operating Company, StoneMor Puerto Rico LLC, a Puerto Rico limited liability company and StoneMor Puerto Rico Subsidiary LLC, a Puerto Rico limited liability company, each a wholly-owned subsidiary of the Company (collectively the “Buyer”), entered into a Stock Purchase Agreement with Alderwoods Group, LLC, a Delaware limited liability company (the “Seller” or “SCI Puerto Rico”) to purchase all of the stock of SCI Puerto Rico Funeral and Cemetery Services, Inc., a Puerto Rico corporation. Through the purchase of SCI Puerto Rico Funeral and Cemetery Services, Inc., the Buyer acquired five cemeteries and four funeral homes in Puerto Rico. In consideration for the stock acquired, the Buyer paid the Seller $4.6 million in cash.

The table below reflects the Company’s final assessment of the fair value of net assets acquired, the purchase price and the resulting goodwill from the purchase and displays the adjustments made to the revised values reported at December 31, 2011. The Company obtained additional information in the third quarter of 2012 and has retrospectively adjusted these values as noted below.

	Revised Assessment	Adjustments	Final Assessment
	(in thousands)
Assets:
Accounts receivable	$4,575	$25	$4,600
Cemetery property	4,666	—	4,666
Perpetual care trusts, restricted, at fair value	981	—	981
Property and equipment	4,124	—	4,124

Total assets	14,346	25	14,371

Liabilities:
Deferred margin	5,217	(200)	5,017
Merchandise liabilities	4,799	(167)	4,632
Deferred tax liability	766	—	766
Perpetual care trust corpus	981	—	981

Total liabilities	11,763	(367)	11,396

Fair value of net assets acquired	2,583	392	2,975

Consideration paid	4,600	—	4,600

Goodwill from purchase	$2,017	$(392)	$1,625

If the acquisitions from 2012 had been consummated on January 1, 2011, on a pro forma basis, for the three and nine months ended September 30, 2011, consolidated revenues would have been $62.5 million and $176.2 million, respectively, consolidated net income (loss) would have been $0.3 million and $(5.1) million, respectively and net income (loss) per limited partner unit (basic and diluted) would have been $0.01 and $(0.27), respectively. Further, on a pro forma basis, for the three and nine months ended September 30, 2012, consolidated revenues would have been $62.7 million and $187.7 million, respectively, consolidated net income would have been $1.1 million and $1.9 million, respectively and net income per limited partner unit (basic and diluted) would have been $0.06 and $0.10, respectively. These pro forma results are unaudited and have been prepared for comparative purposes only and include certain adjustments such as increased interest on the acquisition of debt. They do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect on January 1, 2011 or of future results of operations of the locations. Since their respective dates of acquisition, our properties acquired in 2012 have contributed $1.7 million and $2.1 million of revenue and $0.4 million and $0.5 million of operating profit for the three and nine months ended September 30, 2012, respectively.

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

In the first and second quarters of 2012, the Company received payments of approximately $2.0 million from the Archdiocese as a result of the termination. Consequently, the Company recognized a gain of $1.7 million during the nine months ended September 30, 2012, which is the amount by which the payments from the Archdiocese exceeded the value of the net assets transferred to the Archdiocese.

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

Segment information as of and for the three and nine months ended September 30, 2012 and 2011 is as follows:

As of and for the three months ended September 30, 2012:

	Cemeteries			Funeral Homes	Corporate	Adjustment	Total
	Southeast	Northeast	West
	(in thousands)
Revenues
Sales	$24,723	$8,087	$9,420	$—	$—	$(8,107)	$34,123
Service and other	9,084	6,108	8,045	—	—	(3,989)	19,248
Funeral home	—	—	—	9,603	—	(777)	8,826

Total revenues	33,807	14,195	17,465	9,603	—	(12,873)	62,197

Costs and expenses
Cost of sales	5,208	2,156	1,628	—	52	(1,398)	7,646
Cemetery	6,635	3,574	4,042	—	1	—	14,252
Selling	7,356	2,762	2,875	—	163	(1,866)	11,290
General and administrative	3,694	1,486	1,828	—	7	—	7,015
Corporate overhead	—	—	—	—	6,546	—	6,546
Depreciation and amortization	513	220	551	529	386	—	2,199
Funeral home	—	—	—	7,161	—	(65)	7,096
Acquisition related costs	—	—	—	—	1,085	—	1,085

Total costs and expenses	23,406	10,198	10,924	7,690	8,240	(3,329)	57,129

Operating profit	$10,401	$3,997	$6,541	$1,913	$(8,240)	$(9,544)	$5,068

Total assets	$512,446	$297,736	$393,685	$104,914	$21,156	$—	$1,329,937
Amortization of cemetery property	$1,396	$526	$275	$—	$—	$108	$2,305
Long lived asset additions	$6,641	$1,133	$684	$8,023	$64	$—	$16,545
Goodwill	$6,194	$—	$11,948	$22,251	$—	$—	$40,393

As of and for the nine months ended September 30, 2012:

	Cemeteries			Funeral Homes	Corporate	Adjustment	Total
	Southeast	Northeast	West
	(in thousands)
Revenues
Sales	$69,415	$26,090	$29,743	$—	$—	$(25,988)	$99,260
Service and other	27,867	19,820	22,940	—	—	(12,213)	58,414
Funeral home	—	—	—	27,065	—	(1,447)	25,618

Total revenues	97,282	45,910	52,683	27,065	—	(39,648)	183,292

Costs and expenses
Cost of sales	14,471	5,857	5,031	—	104	(4,161)	21,302
Cemetery	19,085	10,453	12,280	—	1	—	41,819
Selling	22,072	9,220	9,482	—	995	(5,569)	36,200
General and administrative	11,130	4,499	5,751	—	23	—	21,403
Corporate overhead	—	—	—	—	20,905	—	20,905
Depreciation and amortization	1,559	660	1,666	1,667	1,207	—	6,759
Funeral home	—	—	—	20,648	—	(181)	20,467
Acquisition related costs	—	—	—	—	2,198	—	2,198

Total costs and expenses	68,317	30,689	34,210	22,315	25,433	(9,911)	171,053

Operating profit	$28,965	$15,221	$18,473	$4,750	$(25,433)	$(29,737)	$12,239

Total assets	$512,446	$297,736	$393,685	$104,914	$21,156	$—	$1,329,937
Amortization of cemetery property	$3,397	$1,939	$844	$—	$—	$105	$6,285
Long lived asset additions	$11,435	$2,490	$3,889	$8,361	$670	$—	$26,845
Goodwill	$6,194	$—	$11,948	$22,251	$—	$—	$40,393

As of and for the three months ended September 30, 2011:

	Cemeteries			Funeral Homes
	Southeast	Northeast	West		Corporate	Adjustment	Total
	(in thousands)
Revenues
Sales	$19,480	$7,744	$11,939	$—	$—	$(5,000)	$34,163
Service and other	7,354	6,007	7,136	—	—	(1,834)	18,663
Funeral home	—	—	—	7,705	—	(206)	7,499

Total revenues	26,834	13,751	19,075	7,705	—	(7,040)	60,325

Costs and expenses
Cost of sales	4,056	1,965	2,127	—	—	(988)	7,160
Cemetery	6,009	3,770	5,533	—	—	—	15,312
Selling	6,686	2,693	3,621	—	130	(938)	12,192
General and administrative	3,279	1,535	2,297	—	—	—	7,111
Corporate overhead	—	—	—	—	5,628	—	5,628
Depreciation and amortization	425	219	444	391	407	—	1,886
Funeral home	—	—	—	5,868	—	—	5,868
Acquisition related costs	—	—	—	—	1,189	—	1,189

Total costs and expenses	20,455	10,182	14,022	6,259	7,354	(1,926)	56,346

Operating profit	$6,379	$3,569	$5,053	$1,446	$(7,354)	$(5,114)	$3,979

Total assets	$438,032	$275,081	$365,985	$54,895	$35,865	$—	$1,169,858
Amortization of cemetery property	$839	$442	$441	$—	$—	$(268)	$1,454
Long lived asset additions	$7,013	$436	$1,841	$5,133	$236	$—	$14,659
Goodwill	$2,700	$—	$11,949	$5,897	$—	$—	$20,546

As of and for the nine months ended September 30, 2011:

	Cemeteries			Funeral Homes
	Southeast	Northeast	West		Corporate	Adjustment	Total
	(in thousands)
Revenues
Sales	$59,448	$24,277	$34,960	$—	$5	$(25,203)	$93,487
Service and other	23,533	17,586	22,207	—	—	(9,344)	53,982
Funeral home	—	—	—	22,749	—	(555)	22,194

Total revenues	82,981	41,863	57,167	22,749	5	(35,102)	169,663

Costs and expenses
Cost of sales	12,128	5,281	5,743	—	—	(3,783)	19,369
Cemetery	17,036	10,739	15,085	—	—	—	42,860
Selling	20,292	8,464	10,336	—	807	(5,976)	33,923
General and administrative	9,547	4,555	6,469	—	(2)	—	20,569
Corporate overhead	—	—	—	—	17,572	—	17,572
Depreciation and amortization	1,183	663	1,686	1,118	1,724	—	6,374
Funeral home	—	—	—	16,875	—	—	16,875
Acquisition related costs	—	—	—	—	3,147	—	3,147

Total costs and expenses	60,186	29,702	39,319	17,993	23,248	(9,759)	160,689

Operating profit	$22,795	$12,161	$17,848	$4,756	$(23,243)	$(25,343)	$8,974

Total assets	$438,032	$275,081	$365,985	$54,895	$35,865	$—	$1,169,858
Amortization of cemetery property	$2,592	$1,582	$835	$—	$—	$(597)	$4,412
Long lived asset additions	$10,900	$1,239	$5,062	$7,269	$540	$—	$25,010
Goodwill	$2,700	$—	$11,949	$5,897	$—	$—	$20,546

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

The following table allocates the Company’s assets measured at fair value as of September 30, 2012 and December 31, 2011.

As of September 30, 2012

Merchandise Trust

Description	Level 1	Level 2	Total
	(in thousands)
Assets
Short-term investments	$48,722	$—	$48,722
Fixed maturities:
U.S. government and federal agency	—	—	—
U.S. state and local government agency	—	23	23
Corporate debt securities	—	8,741	8,741
Other debt securities	—	4,313	4,313

Total fixed maturity investments	—	13,077	13,077

Mutual funds - debt securities	100,085	—	100,085
Mutual funds - equity securities - real estate sector	43,432	—	43,432
Mutual funds - equity securities - energy sector	5,767	—	5,767
Mutual funds - equity securities - MLP’s	28,476	—	28,476
Mutual funds - equity securities - other	53,697	—	53,697

Equity securities
Preferred REIT’s	1,638	—	1,638
Master limited partnerships	41,378	—	41,378
Global equity securities	22,483	—	22,483
Other invested assets	—	6,587	6,587

Total	$345,678	$19,664	$365,342

Perpetual Care Trust

Description	Level 1	Level 2	Total
	(in thousands)
Assets
Short-term investments	$20,912	$—	$20,912
Fixed maturities:
U.S. government and federal agency	513	—	513
U.S. state and local government agency	—	147	147
Corporate debt securities	—	23,898	23,898
Other debt securities	—	371	371

Total fixed maturity investments	513	24,416	24,929

Mutual funds - debt securities	107,933	—	107,933
Mutual funds - equity securities - real estate sector	39,083	—	39,083
Mutual funds - equity securities - energy sector	12,911	—	12,911
Mutual funds - equity securities - MLP’s	36,583	—	36,583
Mutual funds - equity securities - other	9,149	—	9,149

Equity securities
Preferred REIT’s	953	—	953
Master limited partnerships	29,453	—	29,453
Global equity securities	745	—	745
Other invested assets	—	—	—

Total	$258,235	$24,416	$282,651

As of December 31, 2011

Merchandise Trust

Description	Level 1	Level 2	Total
	(in thousands)
Assets
Short-term investments	$38,312	$—	$38,312

Fixed maturities:
U.S. government and federal agency	—	—	—
U.S. state and local government agency	—	23	23
Corporate debt securities	—	9,765	9,765
Other debt securities	—	1,100	1,100

Total fixed maturity investments	—	10,888	10,888

Mutual funds - debt securities	67,421	—	67,421
Mutual funds - equity securities - real estate sector	22,847	—	22,847
Mutual funds - equity securities - energy sector	28,057	—	28,057
Mutual funds - equity securities - MLP’s	20,308	—	20,308
Mutual funds - equity securities - other	70,076	—	70,076

Equity securities
Preferred REIT’s	9,001	—	9,001
Master limited partnerships	41,469	—	41,469
Global equity securities	21,882	—	21,882
Other invested assets	—	7,360	7,360

Total	$319,373	$18,248	$337,621

Perpetual Care Trust

Description	Level 1	Level 2	Total
	(in thousands)
Assets
Short-term investments	$22,607	$—	$22,607

Fixed maturities:
U.S. government and federal agency	513	—	513
U.S. state and local government agency	—	147	147
Corporate debt securities	—	22,154	22,154
Other debt securities	—	371	371

Total fixed maturity investments	513	22,672	23,185

Mutual funds - debt securities	60,806	—	60,806
Mutual funds - equity securities - real estate sector	24,580	—	24,580
Mutual funds - equity securities - energy sector	20,069	—	20,069
Mutual funds - equity securities - MLP’s	13,515	—	13,515
Mutual funds - equity securities - other	41,334	—	41,334

Equity securities
Preferred REIT’s	19,720	—	19,720
Master limited partnerships	27,998	—	27,998
Global equity securities	695	—	695
Other invested assets	—	170	170

Total	$231,837	$22,842	$254,679

All level 2 assets are priced utilizing independent pricing services. There were no level 3 assets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Organization

We were organized on April 2, 2004 to own and operate the cemetery and funeral home business conducted by Cornerstone and its subsidiaries. On September 20, 2004, in connection with our initial public offering of common units representing limited partner interests, Cornerstone contributed to us substantially all of its assets, liabilities and businesses, and then converted into CFSI LLC, a limited liability company. Cornerstone had been founded in 1999 by members of our management team and a private equity investment firm in order to acquire a group of 123 cemetery properties and 4 funeral homes. Since that time, Cornerstone, succeeded by us, has acquired additional cemeteries and funeral homes, entered into long term cemetery operating agreements, built funeral homes, and sold cemeteries and funeral homes, resulting in the operation of 276 cemeteries and 85 funeral homes as of September 30, 2012.

Capitalization

On September 20, 2004, we completed our initial public offering. Since that time, we have completed additional follow on public offerings and debt offerings. Our most recent follow on public offering was on February 9, 2011.

Overview

Cemetery Operations

We are currently the second largest owner and operator of cemeteries in the United States. As of September 30, 2012, we operated 276 cemeteries in 26 states and Puerto Rico. We own 258 of these cemeteries, and we operate the remaining 18 under management or operating agreements with the nonprofit cemetery corporations that own the cemeteries. As a result of the agreements, other control arrangements and applicable accounting rules, we have treated 16 of these cemeteries as acquisitions for accounting purposes.

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

We sell cemetery products and services both at the time of death, which we refer to as at-need, and prior to the time of death, which we refer to as pre-need. Revenues from cemetery operations accounted for approximately 85.8% and 86.0% of our revenues during the three and nine months ended September 30, 2012 as compared to 87.6% and 86.9% during the same periods last year.

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

Contracts related to pre-need installment sales are usually for a period not to exceed 60 months, with payments of principal and interest required. Pre-need sales contracts normally contain provisions for both principal and interest. For those contracts that do not bear a market rate of interest, we impute such interest based upon the prime rate plus 150 basis points, which resulted in a rate of 4.75% for the three and nine months ended September 30, 2012 and 2011.

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

Funeral Home Operations

As of September 30, 2012, we owned and operated 85 funeral homes. These properties are located in 18 states and Puerto Rico. Forty of our funeral homes are located on the grounds of cemeteries that we own.

We derive revenues at our funeral homes from the sale of funeral home merchandise, including caskets and related funeral merchandise, and services, including removal and preparation of remains, the use of our facilities for visitation, worship and performance of funeral services and transportation services. We sell these services and merchandise almost exclusively at the time of need utilizing salaried licensed funeral directors. Funeral home revenues accounted for approximately 14.2% and 14.0% of our revenues during the three and nine months ended September 30, 2012 as compared to 12.4% and 13.1% during the same periods last year.

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

2012 Developments

Significant business developments for the nine months ended September 30, 2012 include the following:

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

•

On July 2, 2012, we entered into an Asset Purchase and Sale Agreement with several individuals, two Oregon corporations and two limited liability companies to purchase certain assets and assume certain liabilities of five funeral homes in Oregon. In consideration for the net assets acquired, we paid $2.3 million in cash and will pay an additional aggregate amount of $0.3 million in equal quarterly installments commencing on July 2, 2012.

•

On July 31, 2012, we entered into an Asset Purchase and Sale Agreement with several individuals, certain Florida corporations and limited liability companies to purchase certain assets and assume certain liabilities of nine funeral homes and four cemeteries in Florida. In consideration for the net assets acquired, we paid $20.0 million in cash, issued $3.5 million in units and will pay an additional $1.5 million in five equal annual installments commencing on August 1, 2013.

Current Market Conditions and Economic Developments

The overall markets have experienced fluctuation during 2012 but have generally improved since December 31, 2011. As of September 30, 2012, the market value of assets in our merchandise trusts exceeded their amortized cost by 1.3%. This is an improvement from December 31, 2011 when the ratio of market value to amortized cost was 97.7%. As of September 30, 2012, the market value of the assets in our perpetual care trust exceeded their amortized cost by 5.8%, which is an improvement from December 31, 2011 when the same ratio was 0.7%.

As of September 30, 2012, the majority of our long-term debt consisted of $150.0 million in Senior Notes due in 2017 and $84.7 million of borrowings on our Credit Facility which expires in 2017. As of September 30, 2012, we had an unused line of $45.3 million under our Credit Agreement.

The value of pre-need and at-need contracts written has continued to grow and the aggregate values of contracts written were $65.1 million and $192.2 million for the three and nine months ended September 30, 2012 as compared to $59.8 million and $180.9 million during the same periods last year.

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

We have two primary debt covenants that are dependent upon our financial results, the leverage ratio and the consolidated debt service coverage ratio. The leverage ratio relates to the ratio of consolidated debt to the Profitability Measure. Our leverage ratio was 3.17 at September 30, 2012 compared to a maximum allowed ratio of 3.65. The consolidated debt service coverage ratio relates to the ratio of Consolidated EBITDA to Consolidated Debt Service. Our consolidated debt service coverage ratio was 3.42 at September 30, 2012 compared to a minimum allowed ratio of 2.50.

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

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Cemetery Segments

Cemetery Operations – Southeast

In 2011 and 2012, we made several acquisitions in our Cemetery Operations – Southeast segment. Of these acquisitions, 6 occurred during the third quarter of 2011, 5 occurred during the fourth quarter of 2011 and 4 occurred during the third quarter of 2012. Therefore, the results of operations for these properties have little or no impact on the three months ended September 30, 2011, but are included in the three months ended September 30, 2012. These additions are contributing close to half of the increase in revenues and the majority of costs and expenses for this segment.

The table below compares the results of operations for our Cemetery Operations – Southeast for the three months ended September 30, 2012 to the same period last year:

	Three months ended September 30,
	2012	2011	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Total revenues	$33,807	$26,834	$6,973	26.0%
Total costs and expenses	23,406	20,455	2,951	14.4%

Operating profit	$10,401	$6,379	$4,022	63.1%

Revenues

The increase in revenues was related to an overall increase in the value of contracts written, with an increase of $4.7 million in the value of pre-need contracts and $1.0 million in the value of at-need contracts. In addition, we had an increase of $1.2 million in income from our trusts.

Total costs and expenses

The increase in costs and expenses was primarily related to:

•	A $1.2 million increase in cost of goods sold. This was attributable to the corresponding increase in the value of contracts written.

•

A $0.7 million increase in selling expenses. This was primarily attributable to increases of $0.7 million in commission related expenses and $0.2 million in labor costs offset by a decrease of $0.2 million in telemarketing costs.

•

A $0.6 million increase in cemetery expenses. The increase was primarily due to increases of $0.1 million in labor costs, $0.4 million in repair and maintenance costs and $0.1 million in utility and fuel costs.

•

A $0.4 million increase in general and administrative expense primarily due to increases of $0.2 million in labor costs, $0.2 million in insurance costs and $0.1 million in professional fees offset by a decrease of $0.1 million in general office costs.

•	A $0.1 million increase in depreciation.

Cemetery Operations – Northeast

The table below compares the results of operations for our Cemetery Operations – Northeast for the three months ended September 30, 2012 to the same period last year:

	Three months ended September 30,
	2012	2011	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Total revenues	$14,195	$13,751	$444	3.2%
Total costs and expenses	10,198	10,182	16	0.2%

Operating profit	$3,997	$3,569	$428	12.0%

Revenues

The increase in revenues was related to an overall increase in the value of contracts written, with an increase of $0.4 million in the value of pre-need contracts offset by a decrease of $0.1 million in the value of at-need contracts. In addition, we had an increase of $0.5 million in other income which was offset by a decrease of $0.3 million in interest and income from our trusts.

Total costs and expenses

The increase in costs and expenses was primarily related to:

•	A $0.2 million increase in cost of goods sold. This was attributable to the corresponding increase in the value of contracts written.

•	A $0.1 million increase in selling expenses primarily attributable to increases in commission and labor costs.

•	A $0.2 million decrease in cemetery expenses primarily due to a decrease in labor costs.

•	A $0.1 million decrease in general and administrative expenses.

Cemetery Operations – West

Effective March 31, 2012, we terminated our operating agreement with the Archdiocese of Detroit. Therefore, the results of operations for these properties have no impact on the three months ended September 30, 2012, but are included in the three months ended September 30, 2011. The removal of these properties from our results of operations resulted in a $2.0 million decrease in revenues and $2.0 million decrease in costs and expenses, which is more than the entire decrease in revenues, and the majority of the decrease in costs and expenses.

Further, in the second quarter of 2012 we made one acquisition in our Cemetery Operations – West segment. The results of operations for this property have no impact on the three months ended September 30, 2011, but are included in the three months ended September 30, 2012.

The table below compares the results of operations for our Cemetery Operations – West for the three months ended September 30, 2012 to the same period last year:

	Three months ended September 30,
	2012	2011	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Total revenues	$17,465	$19,075	$(1,610)	-8.4%
Total costs and expenses	10,924	14,022	(3,098)	-22.1%

Operating profit	$6,541	$5,053	$1,488	29.4%

Revenues

The decrease in revenues was driven by a decrease in the value of contracts written as a result of the aforementioned contract termination. There was a decrease of $1.9 million in the value of pre-need contracts written and a decrease of $1.3 million in the value of at-need contracts written. This was partially offset by increases of $1.0 million of other income and $0.5 million in income from our trusts.

Total costs and expenses

The decrease in costs and expenses was driven by reduced expenses as a result of the aforementioned contract termination and primarily related to:

•	A $0.5 million decrease in cost of goods sold. This was attributable to the corresponding decrease in the value of contracts written.

•

A $0.7 million decrease in selling expense. This was primarily attributable to decreases of $0.3 million in labor costs, $0.3 million in commission related expenses and $0.1 million in telemarketing costs.

•

A $1.5 million decrease in cemetery expenses. The decrease was primarily due to decreases of $1.2 million in labor costs, $0.2 million in repairs and maintenance and $0.1 million in utility and fuel costs.

•	A $0.5 million decrease in general and administrative expenses. The decrease was primarily due to decreases of $0.3 million in labor costs and $0.2 million in general office costs.

•	A $0.1 million increase in depreciation.

Funeral Home Segment

In 2011 and 2012, we acquired several funeral homes. Of these acquisitions, 4 occurred during the third quarter of 2011, 4 occurred during the fourth quarter of 2011, 2 occurred during the second quarter of 2012 and 14 occurred during the third quarter of 2012. Therefore, the results of operations for these properties have little or no impact on the three months ended September 30, 2011, but are included in the three months ended September 30, 2012. These additions are primarily responsible for the increase to revenues and costs and expenses for this segment.

The table below compares the results of operations for our Funeral Home segment for the three months ended September 30, 2012 to the same period last year:

	Three months ended September 30,
	2012	2011	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Total revenues	$9,603	$7,705	$1,898	24.6%
Total costs and expenses	7,690	6,259	1,431	22.9%

Operating profit	$1,913	$1,446	$467	32.3%

Revenues

The increase in revenues was primarily attributable to a $0.2 million increase in pre-need revenues, a $0.9 million increase in at-need revenues and a $0.8 million increase in other revenues.

Total costs and expenses

The increase in costs and expenses was primarily attributable to an increase of $0.6 million in personnel expenses, $0.3 in merchandise costs, $0.3 million in facility related costs and $0.1 million in depreciation expense, with the remainder attributable to various increases in general and administrative and other expense categories.

Corporate Segment

The table below compares expenses incurred by the Corporate segment for the three months ended September 30, 2012 to the same period last year:

	Three months ended September 30,
	2012	2011	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Selling, cemetery and general and administrative expenses	$223	$130	$93	71.5%
Depreciation and amortization	386	407	(21)	-5.2%
Acquisition related costs	1,085	1,189	(104)	-8.7%

Corporate expenses
Corporate personnel expenses	3,001	3,050	(49)	-1.6%
Other corporate expenses	3,545	2,578	967	37.5%

Total corporate overhead	6,546	5,628	918	16.3%

Total corporate expenses	$8,240	$7,354	$886	12.0%

The increase in selling, cemetery and general and administrative expenses allocated to the Corporate segment was primarily attributable to commissions and training. The increase in total corporate overhead was primarily attributable to an increase of $0.2 million in professional fees, $0.5 million in advertising expenses and $0.2 million of other corporate expenses. Acquisition related costs will vary from period to period depending on the amount of acquisition activity that takes place.

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

The table below analyzes results of operations and the changes therein for the three months ended September 30, 2012 as compared to the same period last year. The table is structured so that our readers can determine whether changes were based upon changes in the level of merchandise and services and other revenues generated during each period and/ or changes in the timing of when merchandise and services were delivered:

	Three months ended September 30, 2012			Three months ended September 30, 2011
	(in thousands)			(in thousands)
Revenues	Segment Results (non-GAAP)	GAAP Adjustments	GAAP Results	Segment Results (non-GAAP)	GAAP Adjustments	GAAP Results	Change in GAAP results ($)	Change in GAAP results (%)
Pre-need cemetery revenues	$32,976	$(7,211)	$25,765	$29,794	$(4,103)	$25,691	$74	0.3%
At-need cemetery revenues	19,256	(1,218)	18,038	19,565	(746)	18,819	(781)	-4.2%
Investment income from trusts	9,809	(4,023)	5,786	8,315	(2,155)	6,160	(374)	-6.1%
Interest income	1,238	—	1,238	1,442	—	1,442	(204)	-14.1%
Funeral home revenues	9,603	(777)	8,826	7,705	(206)	7,499	1,327	17.7%
Other cemetery revenues	2,188	356	2,544	544	170	714	1,830	256.3%

Total revenues	75,070	(12,873)	62,197	67,365	(7,040)	60,325	1,872	3.1%

Costs and expenses
Cost of goods sold	9,044	(1,398)	7,646	8,148	(988)	7,160	486	6.8%
Cemetery expense	14,252	—	14,252	15,312	—	15,312	(1,060)	-6.9%
Selling expense	13,156	(1,866)	11,290	13,130	(938)	12,192	(902)	-7.4%
General and administrative expense	7,015	—	7,015	7,111	—	7,111	(96)	-1.4%
Corporate overhead	6,546	—	6,546	5,628	—	5,628	918	16.3%
Depreciation and amortization	2,199	—	2,199	1,886	—	1,886	313	16.6%
Funeral home expense	7,161	(65)	7,096	5,868	—	5,868	1,228	20.9%
Acquisition related costs	1,085	—	1,085	1,189	—	1,189	(104)	-8.7%

Total costs and expenses	60,458	(3,329)	57,129	58,272	(1,926)	56,346	783	1.4%

Operating profit	$14,612	$(9,544)	$5,068	$9,093	$(5,114)	$3,979	$1,089	27.4%

Revenues

Pre-need cemetery revenues were $25.8 million for the three months ended September 30, 2012, an increase of $0.1 million, or 0.3%, as compared to $25.7 million during the same period last year. The increase was primarily caused by an increase of $3.2 million in the value of cemetery contracts written which was offset by an increase of $3.1 million in deferred revenue.

At-need cemetery revenues were $18.0 million for the three months ended September 30, 2012, a decrease of $0.8 million, or 4.2%, as compared to $18.8 million during the same period last year. The decrease was primarily caused by a decrease of $0.3 million in the value of cemetery contracts written and an increase of $0.5 million in deferred revenue.

The value of pre-need and at-need contracts was negatively impacted by the termination of our operating agreement with the Archdiocese of Detroit that occurred March 31, 2012. Further, the value of pre-need and at-need contracts was positively impacted by the acquisitions consummated during 2011 and 2012 as the results of operations for these cemeteries are included in the three months ended September 30, 2012, but have little or no impact on the three months ended September 30, 2011.

Investment income from trusts was $5.8 million for the three months ended September 30, 2012, a decrease of $0.4 million, or 6.1%, as compared to $6.2 million during the same period last year. On a segment basis, we had an increase of $1.5 million, which was offset by an adjustment of $1.9 million related to funds for which we have not met the requirements that allow us to recognize them as revenue.

Interest income on accounts receivable was $1.2 million for the three months ended September 30, 2012, a decrease of $0.2 million, or 14.1%, as compared to $1.4 million during the same period last year.

Revenues for the Funeral Home segment were $8.8 million for the three months ended September 30, 2012, an increase of $1.3 million, or 17.7%, compared to $7.5 million during the same period last year. The increase was primarily caused by an increase of $1.9 million in the value of contracts written which was offset by an increase of $0.6 million in deferred revenue. The majority of the increase was driven by the 20 funeral homes we acquired subsequent to the third quarter of 2011.

Other cemetery revenues were $2.5 million for the three months ended September 30, 2012, an increase of $1.8 million, or 256.3%, as compared to $0.7 million during the same period last year.

Costs and Expenses

Cost of goods sold were $7.6 million for the three months ended September 30, 2012, an increase of $0.5 million, or 6.8%, as compared to $7.1 million during the same period last year. The ratio of cost of goods sold to cemetery revenues increased to 17.5% during the three months ended September 30, 2012 as compared to 16.1% during the same period last year. The change in the ratio primarily relates to changes in product mix.

Cemetery expenses were $14.3 million during the three months ended September 30, 2012, a decrease of $1.0 million, or 6.9%, compared to $15.3 million during the same period last year. The major components of the overall expense decrease were a decrease of $1.2 million in labor costs, offset by increases of $0.2 million in repairs and maintenance and real estate taxes. Cemetery expenses relate to the current costs of managing and maintaining our cemetery properties. These costs are expensed as incurred and are not deferred. Accordingly, from a margin standpoint, the most effective gauge of measuring cemetery expenses is as a ratio of segment level pre-need and at-need cemetery revenues. Changes in this ratio give an indication of our ability to manage and control our operating costs relative to our overall cemetery operations. An increase in the ratio indicates that expense increases related to the operation and maintenance of our cemetery properties exceeded increases in the value of contracts written, while a decrease in the ratio indicates that expense growth did not exceed increases in the value of contracts written. In the short-term, this ratio can be positively or negatively impacted by our acquisitions, including such factors as how long it takes us to fully implement our pre-need sales programs and whether there are any unanticipated costs. Over the long-term, we would expect this ratio to slightly decline as many of the expenses in this category are fixed in nature. The ratio of cemetery expenses to segment level pre-need and at-need cemetery revenues was 27.3% during the three months ended September 30, 2012 as compared to 31.0% during the same period last year.

Selling expenses were $11.3 million during the three months ended September 30, 2012, a decrease of $0.9 million, or 7.4%, as compared to $12.2 million during the same period last year. The overall expense decrease was caused by an increase in deferred selling expenses of $0.9 million. The ratio of selling expenses to cemetery revenues was 25.8% during the three months ended September 30, 2012 as compared to 27.4% during the same period last year. This ratio gives some indication of how effectively the money we invest in selling efforts is translating into sales. However, the majority of our selling expenses are sales commissions and bonuses which are based on a percentage of the value of actual contracts written. As a result, we would expect this ratio to remain fairly consistent.

General and administrative expenses were $7.0 million during the three months ended September 30, 2012, a decrease of $0.1 million, or 1.4%, compared to $7.1 million during the same period last year. The majority of the decrease was primarily due to decreases of $0.1 million in labor costs, $0.2 million in management information system costs and $0.1 million in general office costs, which were offset in part by an increase of $0.3 million in professional fees and insurance costs. General and administrative expenses are expensed as incurred and are not deferred. Accordingly, from a margin standpoint, the most effective gauge of measuring general and administrative expenses is as a ratio of segment level pre-need and at-need cemetery revenues. Changes in this ratio give an indication of our ability to manage and control our general and administrative costs relative to our overall cemetery operations. An increase in the ratio indicates that general and administrative percentage expense increases related to our cemetery properties exceeded percent increases in the value of contracts written, while a decrease in the ratio indicates that expense growth on a percentage basis did not exceed percentage increases in the value of contracts written. In the short-term, this ratio can be positively or negatively impacted by our acquisitions, including such factors as how long it takes us to fully implement our pre-need sales programs and whether there are any unanticipated costs. Over the long-term, we would expect this ratio to slightly decrease as many of the expenses in this category are fixed in nature. The ratio of general and administrative expenses to segment level pre-need and at-need cemetery revenues was 13.4% and 14.4% during the three months ended September 30, 2012 and 2011, respectively.

Total corporate overhead was $6.5 million for the three months ended September 30, 2012, an increase of $0.9 million, or 16.3% compared to $5.6 million during the same period last year. The increase was primarily attributable to an increase of $0.2 million in professional fees, $0.5 million in advertising expenses and $0.2 million of other corporate expenses.

Depreciation and amortization was $2.2 million during the three months ended September 30, 2012, an increase of $0.3 million, or 16.6%, as compared to $1.9 million during the same period last year. The increase was primarily due to additional depreciation and amortization from recent acquisitions.

Funeral home expenses were $7.1 million for the three months ended September 30, 2012, an increase of $1.2 million, or 20.9%, compared to $5.9 million during the same period last year. The increase was primarily attributable to an increase of $0.6 million in personnel expenses, $0.3 in merchandise costs, and $0.3 million in facility related costs.

Acquisition related costs were $1.1 million for the three months ended September 30, 2012, a decrease of $0.1 million, or 8.7%, as compared to $1.2 million during the same period last year. These costs will vary from period to period depending on the amount of acquisition activity that takes place.

Non-segment Allocated Results

As previously mentioned, certain income statement amounts are not allocated to segment operations. These amounts are those line items that can be found on our income statement below operating profit and above income before income taxes.

The table below summarizes these items and the changes between the three months ended September 30, 2012 and 2011:

	Three months ended September 30,
	2012	2011	Change ($)	Change (%)
	(in thousands)
Interest expense	5,273	4,824	449	9.3%
Income tax benefit	$(1,266)	$(622)	$(644)	103.5%

Interest expense has increased during the three months ended September 30, 2012 as compared to the same period last year. This increase is caused by increased borrowings on our credit facility, which are offset in part by reduced interest rates. Average amounts outstanding under our credit facility were $83.2 million and $18.3 million during the three months ended September 30, 2012 and 2011, respectively. However, amendments that we made to our credit facility have reduced our interest rate to a lower rate than what we paid in the same period last year.

We had an income tax benefit of $1.3 million for the three months ended September 30, 2012, as compared to a benefit of $0.6 million during the same period last year. Our effective tax rate differs from our statutory tax rate primarily because our legal entity structure includes different tax filing entities, including a significant number of partnerships that are not subject to paying tax.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Cemetery Operations – Southeast

In 2011 and 2012, we made several acquisitions in our Cemetery Operations – Southeast segment. Of these acquisitions, 6 occurred during the third quarter of 2011, 5 occurred during the fourth quarter of 2011 and 4 occurred during the third quarter of 2012. Therefore, the results of operations for these properties have little or no impact on the nine months ended September 30, 2011, but are included in the nine months ended September 30, 2012. These additions are contributing just over half of the increase in revenues and the majority of the increase in costs and expenses for this segment.

The table below compares the results of operations for our Cemetery Operations – Southeast for the nine months ended September 30, 2012 to the same period last year:

	Nine months ended September 30,
	2012	2011	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Total revenues	$97,282	$82,981	$14,301	17.2%
Total costs and expenses	68,317	60,186	8,131	13.5%

Operating profit	$28,965	$22,795	$6,170	27.1%

Revenues

The increase in revenues was related to an overall increase in the value of contracts written, with an increase of $8.8 million in the value of pre-need contracts and $2.2 million in the value of at-need contracts. We also had increases of $2.3 million in income from our trusts, $0.5 million in interest on accounts receivable and $0.5 million in other income.

Total costs and expenses

The increase in costs and expenses was primarily related to:

•	A $2.3 million increase in cost of goods sold. This was attributable to the corresponding increase in the value of contracts written.

•

A $1.8 million increase in selling expenses. This was primarily attributable to increases of $0.6 million in salary and benefit expenses and $1.3 million in commission related expenses, offset by a decrease of $0.1 million in telephone and telemarketing costs.

•

A $2.0 million increase in cemetery expenses. The increase was primarily due to increases of $0.9 million in labor costs, $0.9 million in repair and maintenance costs, and $0.2 million in utility and fuel costs.

•

A $1.6 million increase in general and administrative expense primarily due to an increase of $0.8 million in labor costs, $0.4 million in insurance costs, $0.2 million in professional fees and $0.2 million in general office costs.

•	A $0.4 million increase in depreciation.

Cemetery Operations – Northeast

The table below compares the results of operations for our Cemetery Operations – Northeast for the nine months ended September 30, 2012 to the same period last year:

	Nine months ended September 30,
	2012	2011	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Total revenues	$45,910	$41,863	$4,047	9.7%
Total costs and expenses	30,689	29,702	987	3.3%

Operating profit	$15,221	$12,161	$3,060	25.2%

Revenues

The increase in revenues was related to an overall increase in the value of contracts written, with an increase of $1.3 million in the value of pre-need contracts and $0.5 million in the value of at-need contracts. In addition, we had an increase of $1.8 million in income from our trusts and $0.5 million in other income.

Total costs and expenses

The increase in costs and expenses was primarily related to:

•	A $0.6 million increase in cost of goods sold. This was attributable to the corresponding increase in the value of contracts written.

•

A $0.8 million increase in selling expenses. This was primarily attributable to an increase of $0.3 million in labor costs, $0.3 million in commissions and $0.1 million in telephone and telemarketing costs.

•	A $0.3 million decrease in cemetery expenses primarily attributable to a decrease in labor costs.

•	A $0.1 million decrease in general and administrative expense.

Cemetery Operations – West

Effective March 31, 2012, we terminated our operating agreement with the Archdiocese of Detroit. Therefore, the results of operations for these properties are only included in the nine months ended September 30, 2012 up to that point, but are included in the entire period for the nine months ended September 30, 2011. The removal of these properties from our results of operations is responsible for a $4.2 million decrease in revenues and $3.4 million decrease in costs and expenses period over period, and therefore is responsible for the majority of the decrease in revenues and costs and expenses.

Further, in the second quarter of 2011 we made 3 acquisitions and in the second quarter of 2012 we made one acquisition in our Cemetery Operations – West segment. The results of operations for these properties have little or no impact on the nine months ended September 30, 2011, but are included in the nine months ended September 30, 2012. The addition of these properties to our results of operations is responsible for a $1.0 million increase in revenues and $0.8 million increase in costs and expenses period over period.

The table below compares the results of operations for our Cemetery Operations – West for the nine months ended September 30, 2012 to the same period last year:

	Nine months ended September 30,
	2012	2011	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Total revenues	$52,683	$57,167	$(4,484)	-7.8%
Total costs and expenses	34,210	39,319	(5,109)	-13.0%

Operating profit	$18,473	$17,848	$625	3.5%

Revenues

The decrease in revenues was driven by a decrease in the value of contracts written as a result of the aforementioned contract termination. There was a decrease of $3.9 million in the value of pre-need contracts written and a decrease of $2.4 million in the value of at-need contracts written, offset by an increase of $0.5 million in income from our trusts and $1.3 million of other income.

Total costs and expenses

The decrease in costs and expenses was driven by reduced expenses as a result of the aforementioned contract termination and primarily related to:

•	A $0.7 million decrease in cost of goods sold. This was attributable to the corresponding decrease in the value of contracts written.

•	A $0.9 million decrease in selling expense. The decrease was primarily due to decreases of $0.4 million in commissions and $0.4 million in labor costs.

•

A $2.8 million decrease in cemetery expenses. The decrease was primarily due to decreases of $1.8 million in labor costs, $0.3 million in utility costs, $0.3 million in repair and maintenance costs and $0.3 million in real estate taxes.

•	A $0.7 million decrease in general and administrative expenses. The decrease was primarily due to a decrease of $0.4 million in labor costs and $0.3 million in other office costs.

Funeral Home Segment

In 2011 and 2012 we acquired several funeral homes. Of these acquisitions, 4 occurred during the second quarter of 2011, 4 occurred during the third quarter of 2011, 4 occurred during the fourth quarter of 2011, 2 occurred during the second quarter of 2012 and 14 occurred during the third quarter of 2012. Therefore, the results of operations for these properties have either no impact, or in some cases have a lesser impact, on the nine months ended September 30, 2011, but are included in the nine months ended September 30, 2012. These additions are primarily responsible for the increase to revenues and costs and expenses for this segment.

The table below compares the results of operations for our Funeral Home segment for the nine months ended September 30, 2012 to the same period last year:

	Nine months ended September 30,
	2012	2011	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Total revenues	$27,065	$22,749	$4,316	19.0%
Total costs and expenses	22,315	17,993	4,322	24.0%

Operating profit	$4,750	$4,756	$(6)	-0.1%

Revenues

The increase in revenues was primarily attributable to a $2.0 million increase in at-need revenues, a $1.2 million increase in pre-need revenues and a $1.1 million increase in other revenues.

Total costs and expenses

The increase in costs and expenses was primarily attributable to an increase of $2.0 million in personnel expenses, $0.5 million in facility costs, $0.6 million in merchandise costs and $0.6 million in depreciation, with the remainder attributable to increases in other general expense categories.

Corporate Segment

The table below compares expenses incurred by the Corporate segment for the nine months ended September 30, 2012 to the same period last year:

	Nine months ended September 30,
	2012	2011	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Selling, cemetery and general and administrative expenses	$1,123	$805	$318	39.5%
Depreciation and amortization	1,207	1,724	(517)	-30.0%
Acquisition related costs	2,198	3,147	(949)	-30.2%
Corporate expenses
Corporate personnel expenses	9,198	8,708	490	5.6%
Other corporate expenses	11,707	8,864	2,843	32.1%

Total corporate overhead	20,905	17,572	3,333	19.0%

Total corporate expenses	$25,433	$23,248	$2,185	9.4%

The increase in selling, cemetery and general and administrative expenses allocated to the Corporate segment was primarily attributable to commissions and training. The increase in total corporate overhead was primarily attributable to an increase of $0.5 million in labor costs, $1.3 million in professional fees, and $0.5 million in advertising costs, with the remainder attributable to various corporate expenses. Acquisition related costs will vary from period to period depending on the amount of acquisition activity that takes place.

Reconciliation of Segment Results of Operations to Consolidated Results of Operations

As discussed in the segment sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, cemetery revenues and their associated costs as reported at the segment level are not deferred until such time that we meet the delivery component for revenue recognition.

The table below analyzes results of operations and the changes therein for the nine months ended September 30, 2012 as compared to the same period last year. The table is structured so that our readers can determine whether changes were based upon changes in the level of merchandise and services and other revenues generated during each period and/ or changes in the timing of when merchandise and services were delivered:

	Nine months ended September 30, 2012			Nine months ended September 30, 2011
	(in thousands)			(in thousands)
Revenues	Segment Results (non-GAAP)	GAAP Adjustments	GAAP Results	Segment Results (non-GAAP)	GAAP Adjustments	GAAP Results	Change in GAAP results ($)	Change in GAAP results (%)
Pre-need cemetery revenues	$96,595	$(22,936)	$73,659	$90,451	$(21,314)	$69,137	$4,522	6.5%
At-need cemetery revenues	60,113	(3,198)	56,915	59,772	(4,207)	55,565	1,350	2.4%
Investment income from trusts	30,214	(12,931)	17,283	25,582	(9,596)	15,986	1,297	8.1%
Interest income	4,972	—	4,972	4,580	—	4,580	392	8.6%
Funeral home revenues	27,065	(1,447)	25,618	22,749	(555)	22,194	3,424	15.4%
Other cemetery revenues	3,981	864	4,845	1,631	570	2,201	2,644	120.1%

Total revenues	222,940	(39,648)	183,292	204,765	(35,102)	169,663	13,629	8.0%

Costs and expenses
Cost of goods sold	25,463	(4,161)	21,302	23,152	(3,783)	19,369	1,933	10.0%
Cemetery expense	41,819	—	41,819	42,860	—	42,860	(1,041)	-2.4%
Selling expense	41,769	(5,569)	36,200	39,899	(5,976)	33,923	2,277	6.7%
General and administrative expense	21,403	—	21,403	20,569	—	20,569	834	4.1%
Corporate overhead	20,905	—	20,905	17,572	—	17,572	3,333	19.0%
Depreciation and amortization	6,759	—	6,759	6,374	—	6,374	385	6.0%
Funeral home expense	20,648	(181)	20,467	16,875	—	16,875	3,592	21.3%
Acquisition related costs	2,198	—	2,198	3,147	—	3,147	(949)	-30.2%

Total costs and expenses	180,964	(9,911)	171,053	170,448	(9,759)	160,689	10,364	6.4%

Operating profit	$41,976	$(29,737)	$12,239	$34,317	$(25,343)	$8,974	$3,265	36.4%

Revenues

Pre-need cemetery revenues were $73.7 million for the nine months ended September 30, 2012, an increase of $4.5 million, or 6.5%, as compared to $69.2 million during the same period last year. The increase was primarily caused by an increase of $6.1 million in the value of cemetery contracts written which was offset by an increase of $1.6 million in deferred revenue.

At-need cemetery revenues were $56.9 million for the nine months ended September 30, 2012, an increase of $1.3 million, or 2.4%, as compared to $55.6 million during the same period last year. The increase was primarily caused by an increase of $0.3 million in the value of cemetery contracts written and a decrease in deferred revenue of $1.0 million.

The majority of the increase in the value of pre-need and at-need contracts was primarily driven by our Cemetery Operations—Southeast segment where we acquired 6 cemeteries during the third quarter of 2011, 5 cemeteries during the fourth quarter of 2011, and 4 cemeteries during the third quarter of 2012. Therefore, the results of operations for these cemeteries are included in the nine months ended September 30, 2012, but have little to no impact on the nine months ended September 30, 2011. In addition, the value of pre-need and at-need contracts was negatively impacted by the termination of our operating agreement with the Archdiocese of Detroit that occurred March 31, 2012.

Investment income from trusts was $17.3 million for the nine months ended September 30, 2012, an increase of $1.3 million, or 8.1%, as compared to $16.0 million during the same period last year. On a segment basis, we had an increase of $4.6 million, which was offset by an adjustment of $3.3 million related to funds for which we have not met the requirements that would allow us to recognize them as revenue.

Interest income on accounts receivable was $5.0 million for the nine months ended September 30, 2012, an increase of $0.4 million, or 8.6%, as compared to $4.6 million during the same period last year.

Revenues for the Funeral Home segment were $25.6 million for the nine months ended September 30, 2012, an increase of $3.4 million, or 15.4%, compared to $22.2 million during the same period last year. The increase was primarily caused by an increase of $4.3 million in the value of contracts written which was offset by an increase of $0.9 million in deferred revenue. The majority of the increase was driven by the 28 funeral homes we acquired in 2011 and 2012.

Other cemetery revenues were $4.8 million for the nine months ended September 30, 2012, an increase of $2.6 million, or 120.1%, as compared to $2.2 million during the same period last year.

Costs and Expenses

Cost of goods sold were $21.3 million during the nine months ended September 30, 2012, an increase of $1.9 million, or 10.0%, as compared to $19.4 million during the same period last year. The ratio of cost of goods sold to cemetery revenues was 16.3% during the nine months ended September 30, 2012 as compared to 15.5% during the same period last year.

Cemetery expenses were $41.8 million during the nine months ended September 30, 2012, a decrease of $1.1 million, or 2.4%, compared to $42.9 million during the same period last year. Overall expense decreases of $1.2 million in labor costs, $0.4 million in real estate taxes, and $0.1 million in utilities were offset by an increase of $0.6 million in repairs and maintenance. Cemetery expenses relate to the current costs of managing and maintaining our cemetery properties. These costs are expensed as incurred and are not deferred. Accordingly, from a margin standpoint, the most effective gauge of measuring cemetery expenses is as a ratio of segment level pre-need and at-need cemetery revenues. The ratio of cemetery expenses to segment level pre-need and at-need cemetery revenues was 26.7% during the nine months ended September 30, 2012 as compared to 28.5% during the same period last year.

Selling expenses were $36.2 million during the nine months ended September 30, 2012, an increase of $2.3 million, or 6.7%, as compared to $33.9 million during the same period last year. The majority of our selling expenses are directly related to sales commissions and bonuses, which would be directly related to changes in the value of pre-need and at-need contracts written. The ratio of selling expenses to cemetery revenues increased to 27.7% during the nine months ended September 30, 2012 as compared to 27.2% during the same period last year. The major components of the overall expense increase include $1.1 million in commissions, $0.5 million in salaries and benefits, $0.1 million in training costs and $0.1 million in telephone and telemarketing expense, as well as a reduction in deferred selling expenses of $0.4 million.

General and administrative expenses were $21.4 million during the nine months ended September 30, 2012, an increase of $0.8 million, or 4.1%, compared to $20.6 million during the same period last year. The majority of the increase was due to increases of $0.4 million in labor costs, $0.4 million in insurance costs, $0.3 million in professional fees and $0.2 million in overall general office costs offset by a decrease of $0.5 million in management information system costs and other general expenses. General and administrative expenses are expensed as incurred and are not deferred. Accordingly, from a margin standpoint, the most effective gauge of measuring general and administrative expenses is as a ratio of segment level pre-need and at-need cemetery revenues. The ratio of general and administrative expenses to segment level pre-need and at-need cemetery revenues was 13.7% during the nine months ended September 30, 2012 and 2011.

Total corporate overhead was $20.9 million during the nine months ended September 30, 2012, an increase of $3.3 million, or 19.0%, compared to $17.6 million during the same period last year. The increase was primarily attributable to an increase of $0.5 million in labor costs, $1.3 million in professional fees, and $0.5 million in advertising costs, with the remainder attributable to various corporate expenses.

Depreciation and amortization was $6.8 million during the nine months ended September 30, 2012, an increase of $0.4 million, or 6.0%, as compared to $6.4 million during the period last year. The increase was primarily due to additional depreciation and amortization from recent acquisitions.

Funeral home expenses were $20.5 million for the nine months ended September 30, 2012, an increase of $3.6 million, or 21.3%, as compared to $16.9 million during the same period last year. The increase was primarily attributable to an increase of $2.0 million in personnel expenses, $0.5 million in facility costs, and $0.6 million in merchandise costs, with the remainder attributable to increases in other general expense categories.

Acquisition related costs were $2.2 million for the nine months ended September 30, 2012, a decrease of $0.9 million, or 30.2%, as compared to $3.1 million during the same period last year. These costs will vary from period to period depending on the amount of acquisition activity that takes place.

Non-segment Allocated Results

As previously mentioned, certain income statement amounts are not allocated to segment operations. These amounts are those line items that can be found on our income statement below operating profit and above income before income taxes.

The table below summarizes these items and the changes between the nine months ended September 30, 2012 and 2011:

	Nine months ended September 30,
	2012	2011	Change ($)	Change (%)
	(in thousands)
Expenses related to refinancing	$—	$453	$(453)	-100.0%
Early extinguishment of debt	—	4,010	(4,010)	-100.0%
Gain on termination of operating agreement	1,737	—	1,737	n/a
Gain on acquisition	122	—	122	n/a
Interest expense	15,109	14,266	843	5.9%
Income tax benefit	$(1,933)	$(3,133)	$1,200	-38.3%

During the nine months ended September 30, 2011, we incurred $0.5 million of expenses when we amended our credit facilities in January of 2011 and incurred an early extinguishment of debt charge of $4.0 million related to a one-time make-whole premium we paid in connection with the early repayment of our $35.0 million in Class B and Class C Senior Secured Notes.

During the nine months ended September 30, 2012, we recognized a gain of $1.7 million related to the termination of an operating agreement. The gain on acquisition relates to one of our second quarter 2012 acquisitions. Refer to Note 13 of our unaudited condensed consolidated financial statements in Item 1 of the Form 10-Q for a more detailed discussion.

Interest expense has increased during the nine months ended September 30, 2012 as compared to the same period last year. This increase is caused by increased borrowings on our credit facility, which are offset in part by a change in our debt mix and reduced interest rates. Average amounts outstanding under our credit facility were $64.3 million and $12.1 million during the nine months ended September 30, 2012 and 2011, respectively. However, amendments that we made to our credit facility have reduced our interest rate to a lower rate than what we paid in the same period last year. In addition, we had $35.0 million of Senior Secured Notes which bore interest at 12.5% outstanding at the beginning of 2011. The Senior Secured Notes were repaid in February of 2011.

We had an income tax benefit of $1.9 million for the nine months ended September 30, 2012, as compared to a benefit of $3.1 million during the same period last year. Our effective tax rate differs from our statutory tax rate primarily because our legal entity structure includes different tax filing entities, including a significant number of partnerships that are not subject to paying tax.

Supplemental data

The following table presents supplemental operating data for the periods presented:

	Three months ended September 30, 2012	Three months ended September 30, 2011	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Operating Data:
Interments performed	10,701	10,846	33,629	33,626
Interment rights sold:
Lots	7,356	6,130	21,213	20,408
Mausoleum crypts (including pre-construction)	574	422	1,775	1,970
Niches	243	277	762	859

Total interment rights sold	8,173	6,829	23,750	23,237

Number of contracts written	24,296	24,670	74,536	75,809
Aggregate contract amount, in thousands (excluding interest)	$65,119	$59,753	$192,213	$180,888
Average amount per contract (excluding interest)	$2,680	$2,422	$2,579	$2,386
Number of pre-need contracts written	12,171	11,909	36,687	37,124
Aggregate pre-need contract amount, in thousands (excluding interest)	$43,150	$38,558	$125,128	$115,758
Average amount per pre-need contract (excluding interest)	$3,545	$3,238	$3,411	$3,118
Number of at-need contracts written	12,125	12,761	37,849	38,685
Aggregate at-need contract amount, in thousands	$21,969	$21,195	$67,085	$65,130
Average amount per at-need contract	$1,812	$1,661	$1,772	$1,684

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

Long-term Debt

10.25% Senior Notes due 2017

We have outstanding $150.0 million aggregate principal amount of 10.25% Senior Notes due 2017 (the “Senior Notes”), with an original issue discount of approximately $4.0 million. We pay 10.25% interest per annum on the principal amount of the Senior Notes, payable in cash semi-annually in arrears on June 1 and December 1 of each year. The Senior Notes mature on December 1, 2017. As of September 30, 2012, we were in compliance with all applicable covenants included in the Indenture governing the Senior Notes.

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

At September 30, 2012, amounts outstanding under the Credit Facility bear interest at rates between 3.7% and 4.2%. Amounts borrowed may be either Base Rate Loans or Eurodollar Rate Loans and amounts repaid or prepaid during the term may be reborrowed. Depending on the type of loan, borrowings bear interest at the Base Rate or Eurodollar Rate, plus applicable margins ranging from 1.25% to 2.75% and 2.25% to 3.75%, respectively, depending on our Consolidated Leverage Ratio. The Base Rate is the highest of the Prime Rate, the Federal Funds Rate plus 0.50%, or the Eurodollar Rate plus 1.0%. The Eurodollar rate is the British Bankers Association LIBOR Rate.

The Credit Agreement requires us to pay an unused Commitment Fee, which is calculated based on the amount by which the commitments under the Credit Agreement exceed the outstanding amounts under the Credit Facility. The Commitment Fee Rate under the Credit Agreement ranges from 0.375% to 0.75% depending on our Consolidated Leverage Ratio.

The Credit Agreement contains restrictive covenants that, among other things, prohibit distributions upon defined events of default, restrict investments and sales of assets and require us to maintain certain financial covenants, including specified financial ratios. A material decrease in revenues could cause us to breach certain financial covenants. Any such breach could allow the Lenders to accelerate our debt which would have a material adverse effect on our business, financial condition or results of operations. As of September 30, 2012 we were in compliance with all applicable covenants under the Credit Agreement.

Amounts outstanding under our credit facility fluctuated during the nine months ended September 30, 2012 and 2011. At the beginning of 2012, we had $43.8 million outstanding on our credit facilities. These amounts were combined into one facility in January of 2012. We borrowed an additional $7.3 million, $10.9 million and $22.7 million during the first, second and third quarters of 2012, respectively, and have outstanding borrowings of $84.7 million on our Credit Facility at September 30, 2012. At the beginning of 2011, we had $33.5 million outstanding on our credit facilities which we repaid in February of 2011. We did not have any additional borrowings on our credit facilities from this point through the end of May 2011, when we borrowed $8.0 million. During the third quarter of 2011, we borrowed an additional $15.5 million on our credit facilities, bringing the total outstanding borrowings on these facilities to $23.5 million at September 30, 2011. The average amounts borrowed under our credit facilities were $64.3 million and $12.1 million for the nine months ended September 30, 2012 and 2011, respectively.

For a more detailed description of our long-term debt agreements, see our 2011 Form 10-K.

Cash Flow from Operating Activities

Cash flows provided by operating activities were $30.8 million during the nine months ended September 30, 2012, an increase of $19.7 million compared to $11.1 million during the same period last year. The increase is due to many factors including a decrease in cash used for payables, a decrease of cash inflows into the merchandise trusts, and a decrease in acquisition related costs, combined with increased cash flows from our accounts receivable and the use of more cash to satisfy merchandise liabilities.

Cash Flow from Investing Activities

Net cash used in investing activities was $34.4 million during the nine months ended September 30, 2012 as compared to $19.2 million during the same period last year. Cash flows used for investing activities during the nine months ended September 30, 2012 were $25.7 million for the acquisition of 5 cemetery properties and 16 funeral homes and $8.7 million for other capital expenditures. Cash flows used for investing activities during the nine months ended September 30, 2011 were $10.3 million for the acquisition of 12 cemetery properties and 8 funeral homes and $8.9 million for other capital expenditures.

Cash Flow from Financing Activities

Cash flows used in financing activities were $0.3 million during the nine months ended September 30, 2012 as compared to cash flows provided by financing activities of $20.7 million during the same period last year. Cash flows used in financing activities for the nine months ended September 30, 2012 were cash distributions to unit holders of $35.4 million and financing costs related to our amended credit facility of $2.3 million, offset by net borrowings of $37.4 million. Cash flows provided by financing activities for the nine months ended September 30, 2011 were $103.2 million of proceeds from our public offering and a contribution from our general partner of $2.2 million offset by net repayments of long-term debt of $46.7 million, cash distributions to unit holders of $32.8 million and the payment of a $4.0 million make-whole premium related to the pay-off of $35.0 million in senior secured notes.

Capital Expenditures

The following table summarizes total maintenance capital expenditures and expansion capital expenditures, including expenditures for the construction of mausoleums and for acquisitions, for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Maintenance capital expenditures	$1,486	$1,397	$3,321	$4,601
Expansion capital expenditures	24,067	8,438	31,093	14,558

Total capital expenditures	$25,553	$9,835	$34,414	$19,159

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

Interest-Bearing Investments

Our fixed-income securities subject to market risk consist primarily of investments in our merchandise trusts and perpetual care trusts. As of September 30, 2012, the fair value of fixed-income securities in our merchandise trusts represented 3.5% of the fair value of total trust assets while the fair value of fixed-income securities in our perpetual care trusts represented 8.8% of the fair value of total trust assets. The aggregate quoted fair value of these fixed-income securities was $13.1 million and $24.9 million in merchandise trusts and perpetual care trusts, respectively, as of September 30, 2012. Each 1% change in interest rates on these fixed-income securities would result in changes of approximately $131,000 and $249,000 in the fair market value of the assets in our merchandise trusts and perpetual care trusts, respectively, based on discounted expected future cash flows. If these securities are held to maturity, no change in fair market value will be realized.

Our money market and other short-term investments subject to market risk consist primarily of investments in our merchandise trusts and perpetual care trusts. As of September 30, 2012, the fair value of money market and short-term investments in our merchandise trusts represented 13.1% of the fair value of total trust assets while the fair value of money market and short-term investments in our perpetual care trusts represented 7.4% of the fair value of total trust assets. The aggregate quoted fair value of these money market and short-term investments was $48.7 million and $20.9 million in merchandise trusts and perpetual care trusts, respectively, as of September 30, 2012. Each 1% change in interest rates on these money market and short-term investments would result in changes of approximately $487,000 and $209,000 in the fair market value of the assets in our merchandise trusts and perpetual care trusts, respectively, based on discounted expected future cash flows.

Marketable Equity Securities

Our marketable equity securities subject to market risk consist primarily of investments held in our merchandise trusts and perpetual care trusts. These assets consist of both individual equity securities as well as closed and open ended mutual funds. As of September 30, 2012, the fair value of marketable individual equity securities in our merchandise trusts represented 17.6% of the fair value of total trust assets while the fair value of marketable individual equity securities in our perpetual care trusts represented 11.0% of total trust assets. The aggregate quoted fair market value of these marketable individual equity securities was $65.5 million and $31.2 million in merchandise trusts and perpetual care trusts, respectively, as of September 30, 2012, based on final quoted sales prices. Each 10% change in the average market prices of the individual equity securities would result in a change of approximately $6.6 million and $3.1 million in the fair market value of securities held in merchandise trusts and perpetual care trusts, respectively. As of September 30, 2012, the fair value of marketable closed and open ended mutual funds in our merchandise trusts represented 62.1% of the fair value of total trust assets while the fair value of closed and open ended mutual funds in our perpetual care trusts represented 72.8% of total trust assets. The aggregate quoted fair market value of these closed and open ended mutual funds was $231.5 million and $205.7 million in merchandise trusts and perpetual care trusts, respectively, as of September 30, 2012, based on final quoted sales prices. Each 10% change in the average market prices of the closed and open ended mutual funds would result in a change of approximately $23.2 million and $20.6 million in the fair market value of securities held in merchandise trusts and perpetual care trusts, respectively.

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

Debt Instruments

Our Credit Facility bears interest at a floating rate, based on LIBOR, which is adjusted quarterly. This subjects us to increases in interest expense resulting from movements in interest rates. As of September 30, 2012, we had $84.7 million of borrowings outstanding under our Credit Facility. After borrowings, our unused line of credit under the Credit Facility is $45.3 million. The interest rates on amounts outstanding under the Credit Facility ranged from approximately 3.7% to 4.2% at September 30, 2012.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 31, 2012, certain subsidiaries of the Company acquired certain assets and assumed certain liabilities of nine funeral homes and four cemeteries in Florida. As part of the consideration in the transaction, the Company issued 128,299 units. See Note 13 to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of this acquisition.

The Company offered and issued the units in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The Company relied on this exemption from registration based in part on representations made by the investors in the Asset Purchase and Sale Agreement related to the transaction.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors.

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of Timothy K. Yost, Chief Financial Officer and Secretary.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith).

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Timothy K. Yost, Chief Financial Officer and Secretary (furnished herewith).

101	Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2012, and December 31, 2011; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011; (iii) Condensed Consolidated Statement of Partners’ Capital; (iv) Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2012 and 2011; and (v) Notes to the Condensed Consolidated Financial Statements. Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of StoneMor Partners, L.P.

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

STONEMOR PARTNERS L.P.
By: StoneMor GP LLC
its general partner

November 6, 2012	/s/ Lawrence Miller
Lawrence Miller
Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

November 6, 2012	/s/ Timothy K. Yost
Timothy K. Yost
Chief Financial Officer and Secretary (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors.

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of Timothy K. Yost, Chief Financial Officer and Secretary.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith).

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Timothy K. Yost, Chief Financial Officer and Secretary (furnished herewith).

101	Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2012, and December 31, 2011; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011; (iii) Condensed Consolidated Statement of Partners’ Capital; (iv) Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2012 and 2011; and (v) Notes to the Condensed Consolidated Financial Statements. Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of StoneMor Partners, L.P.

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