Form 10-K
period 2012-12-31
STONEMOR PARTNERS LP
filed 2013-03-15
CIK 1286131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common units held by non-affiliates of the registrant was approximately $486.5 million as of June 29, 2012 based on $25.92 per unit, the closing price of the common units as reported on the New York Stock Exchange on that date.1

The number of the registrant’s outstanding common units at March 1, 2013 was 19,732,579.

Documents incorporated by reference: None

[1]

The aggregate market value of the common units set forth above equals the number of the registrant’s common units outstanding, reduced by the number of common units held by executive officers, directors and persons owning 10% or more of the registrant’s common units, multiplied by the last reported sale price for the registrant’s common units on June 29, 2012, the last day of the registrant’s most recently completed second fiscal quarter. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from this figure is an affiliate of the registrant or that any person whose holdings are included in this figure is not an affiliate of the registrant and any such admission is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

FORM 10-K OF STONEMOR PARTNERS L.P.

PART I

Item 1.—Business

Overview

We were formed as a Delaware limited partnership in April 2004 to own and operate the assets and businesses previously owned and operated by Cornerstone Family Services, Inc., (“Cornerstone”), which was converted into CFSI LLC, a limited liability company, prior to our initial public offering of common units representing limited partner interests on September 20, 2004. Cornerstone had been founded in 1999 by members of our management team and a private equity investment firm, which we refer to as McCown De Leeuw, in order to acquire a group of 123 cemetery properties and 4 funeral homes. On November 30, 2010, McCown De Leeuw transferred certain of its interests to MDC IV Trust U/T/A November 30, 2010, MDC IV Associates Trust U/T/A November 30, 2010 and Delta Trust U/T/A November 30, 2010, which we collectively refer to as the MDC IV Liquidating Trusts and McCown De Leeuw was subsequently terminated. In this Annual Report on Form 10-K, unless the context otherwise requires, references to “we,” “us,” “our,” “StoneMor”, the “Company,” or the “Partnership” are to StoneMor Partners L.P. and its subsidiaries.

We are currently the second largest owner and operator of cemeteries in the United States. As of December 31, 2012, we operated 276 cemeteries in 27 states and Puerto Rico. We own 258 of these cemeteries, and we manage or operate the remaining 18 under management or operating agreements with the nonprofit cemetery corporations that own the cemeteries. As of December 31, 2012, we also owned and operated 86 funeral homes in 18 states and Puerto Rico. Forty-one of these funeral homes are located on the grounds of the cemeteries that we own.

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

We sell these products and services both at the time of death, which we refer to as at-need, and prior to the time of death, which we refer to as pre-need. Our sales of real property, including burial lots (with and without installed vaults), lawn and mausoleum crypts and cremation niches, generate qualifying income sufficient for us to be treated as a partnership for federal income tax purposes. In 2012, we performed 45,128 burials and sold 29,829 interment rights (net of cancellations). Based on our sales of interment spaces in 2012, our cemeteries have an aggregated weighted average remaining sales life of 246 years.

Our cemetery properties are located in Alabama, California, Colorado, Delaware, Florida, Georgia, Hawaii, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Michigan, Mississippi, Missouri, New Jersey, North Carolina, Ohio, Oregon, Pennsylvania, Puerto Rico, Rhode Island, South Carolina, Tennessee, Virginia, Washington and West Virginia. One cemetery in Hawaii that we acquired in December 2007 is still awaiting regulatory approval and has not yet been conveyed to us. Our cemetery operations accounted for approximately 85.3%, 86.7% and 87.1% of our revenues in 2012, 2011 and 2010, respectively.

Our primary funeral home products are caskets and related items. Our funeral home services include consultation, the removal and preparation of remains, and the use of funeral home facilities for visitation and prayer services.

Our funeral homes are located in Alabama, Arkansas, California, Florida, Illinois, Indiana, Kansas, Maryland, Mississippi, Missouri, Ohio, Oregon, Pennsylvania, Puerto Rico, South Carolina, Tennessee, Virginia, Washington and West Virginia. Our funeral home revenues accounted for approximately 14.7%, 13.3% and 12.9% of our revenues in 2012, 2011 and 2010, respectively. Our funeral home operations are conducted through various wholly-owned subsidiaries that are treated as corporations for U.S. federal income tax purposes.

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

Cemetery Operations

Our cemetery operations include sales of cemetery interment rights, merchandise and services and the performance of cemetery maintenance and other services. An interment right entitles a customer to a burial space in one of our cemeteries and the perpetual care of that burial space. Burial spaces, or lots, are parcels of property that hold interred human remains. Our cemeteries require a burial vault be placed in each burial lot. A burial vault is a rectangular container, usually made of concrete but also made of steel or plastic, which sits in the burial lot and in which the casket is placed. The top of the burial vault is buried approximately 18 to 24 inches below the surface of the ground, and the casket is placed inside the vault. Burial vaults prevent ground settling that otherwise occurs when a casket placed directly in the ground begins to decay creating uneven ground surface. Ground settling typically results in higher maintenance costs and increased potential liability for slip-and-fall accidents on the property. Lawn crypts are a series of closely spaced burial lots with preinstalled vaults and other improvements, such as landscaping, sprinkler systems and drainage. A mausoleum crypt is an above-ground structure that may be designed for a particular customer, which we refer to as a private mausoleum, or it may be a larger building that serves multiple customers, which we refer to as a community mausoleum. Cremation niches are spaces in which the ashes remaining after cremation are stored. Cremation niches are often part of community mausoleums, although we sell a variety of cremation niches to accommodate our customers’ preferences.

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

As of December 31, 2012, we provided services to 18 cemeteries under management or operating agreements with the nonprofit cemetery corporations that own the cemeteries. These nonprofit cemeteries are organized as such either because state law requires cemetery properties to be owned by nonprofit entities, such as in New Jersey, or because they were originally established as nonprofit entities. We have voting rights, along with member owners of burial spaces, in the five New Jersey nonprofit cemeteries as a result of owning all of their outstanding certificates of indebtedness or interest. To obtain the benefit of professional management services, the remaining 13 nonprofit cemeteries have entered into agreements with us. The agreements under which we operate these 18 nonprofit cemeteries generally have terms ranging from 3 to 40 years (but some are subject to early termination rights and obligations) and provide us with management or operating fees that approximate what we would earn if we owned those cemeteries and held them in for-profit entities.

In 2012, of the 18 cemeteries we operated under management or operating agreements, the 2 cemeteries that we began operating under long-term operating agreements in 2009 did not qualify as acquisitions for accounting purposes. As a result, we did not consolidate all of the existing assets and liabilities related to these cemeteries. We have consolidated the existing assets and liabilities of each of these cemeteries’ merchandise and perpetual care trusts as variable interest entities since we control and receive the benefits and absorb any losses from operating these trusts. Under these long-term operating agreements, which are subject to certain termination provisions, we are the exclusive operator of these cemeteries. We earn revenues related to sales of merchandise, services, and interment rights and incur expenses related to such sales and the maintenance and upkeep of these cemeteries. Upon termination of these contracts, we will retain all of the benefits and related contractual obligations incurred from sales generated during the contract period. We have also recognized the existing merchandise liabilities assumed as part of these agreements.

Funeral Home Operations

As of December 31, 2012, we owned, operated and/ or managed 86 funeral homes, 41 of which are located on the grounds of cemetery properties that we own. Our funeral homes offer a range of services to meet a family’s funeral needs, including family consultation, the removal and preparation of remains, provision of caskets and related funeral merchandise, the use of funeral home facilities for visitation, worship and funeral services and transportation services. Funeral home operations primarily generate revenues from at-need sales. Our funeral home segment has continued to grow and has become a larger part of our total revenues in each of the last three years.

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

Sales Contracts

Pre-need products and services are typically sold on an installment basis. At-need products and services are generally required to be paid for in full in cash by the customer at the time of sale. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Cemetery Operations—Pre-need Sales” and “—At-need Sales” for a description of our pre-need and at-need products and services.

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

Sales Personnel, Training and Marketing

As of December 31, 2012, we employed 824 full-time commissioned salespeople and 134 full-time sales support and telemarketing employees. We have eight regional sales vice presidents supporting our cemetery operations. They are supported by two Divisional Vice Presidents of Sales who report to our Chief Operating Officer. Individual salespersons are typically located at the cemeteries they serve and report directly to the cemetery sales manager. We have made a strong commitment to the ongoing education and training of our sales force and to salesperson retention in order to ensure our customers receive the highest quality customer service and to ensure compliance with all applicable requirements. Our training program includes classroom training at our headquarters, field training, continuously updated training materials that utilize media, such as the Internet, for interactive training and participation in industry seminars. We place special emphasis on training property sales managers, who are key elements to a successful pre-need sales program.

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

2012

We completed six acquisitions during the year ended December 31, 2012 to acquire 5 cemeteries and 17 funeral homes. The acquired properties were located in Ohio, Illinois, California, Oregon and Florida. The aggregate fair value of the total consideration paid for these acquisitions was $34.9 million. Effective March 31, 2012, we terminated a long-term operating agreement entered into in 2010 related to 3 cemeteries with the Archdiocese of Detroit, resulting in a gain of $1.7 million.

2011

We completed six acquisitions during the year ended December 31, 2011 to acquire 17 cemeteries and 12 funeral homes. The acquired properties were located in Mississippi, Missouri, North Carolina, Puerto Rico, Tennessee and Virginia. The aggregate fair value of the total consideration paid for these acquisitions was $16.4 million. On December 30, 2011, we sold one funeral home in West Virginia for $0.1 million, resulting in a gain of $0.1 million.

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

Competitors within a localized area have an advantage over us if a potential customer’s family members are already buried in the competitor’s cemetery. If any of the three publicly held death care companies operated, or in the future were to operate, cemeteries within close proximity of our cemeteries, they may have a competitive advantage over us because they have greater financial resources available to them due to their size and access to the capital markets.

We believe that we currently face limited competition for cemetery acquisitions. The three publicly held death care companies identified above have historically been the industry’s primary consolidators but have largely curtailed cemetery acquisition activity since 1999. Furthermore, these companies continue to generate a majority of their revenues from funeral home operations. Based on the relative levels of cemetery operations and funeral home operations of the three publicly traded death care companies, which are disclosed in their SEC filings, we believe that we are the only public death care company that focuses a significant portion of its efforts on cemetery operations.

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

In addition, our pre-need installment contracts for sales of cemetery and funeral home merchandise and services are subject to the FTC’s “Holder Rule,” which requires disclosure in the installment contract that any holder of the contract is subject to all claims and defenses that the consumer could assert against the seller of the goods or services, subject to certain limitations. These contracts are also subject to the FTC’s “Credit Practices Rule,” which prohibits certain credit loan terms and practices.

Future Enactments and Regulation

Federal and state legislatures and regulatory agencies frequently propose new laws, rules and regulations and new interpretations of existing laws, rules and regulations which, if enacted or adopted, could have a material adverse effect on our operations and on the death care industry in general. A significant portion of our operations is located in California, Pennsylvania, Michigan, New Jersey, Virginia, Maryland, North Carolina, Ohio, Indiana and West Virginia and any material adverse change in the regulatory requirements of those states applicable to our operations could have a material adverse effect on our results of operations. We cannot predict the outcome of any proposed legislation or regulations or the effect that any such legislation or regulations, if enacted or adopted, might have on us.

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

Employees

As of December 31, 2012, our general partner and its affiliates employed approximately 2,938 full-time and approximately 89 part-time employees. A total of 6 employees at one of our cemeteries located in New Jersey are represented by a union and are subject to a collective bargaining agreement which expires in September 2015. Twenty-three employees at 11 of our cemeteries located in Pennsylvania are represented by 3 different unions and are subject to collective bargaining agreements that expire in June 2013, November 2014 and June 2015. Three employees at 1 of our cemeteries located in Illinois are represented by a union and are subject to a collective bargaining agreement that is currently being renegotiated. Nine employees at 1 of our locations in California are represented by a union and are subject to a collective bargaining agreement that expires in June 2013. Six employees at 1 cemetery in Ohio are represented by a union and are subject to a collective bargaining agreement that expires in December 2013. We believe that our relationship with our employees is good.

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

If we do not generate sufficient cash to continue paying distributions at their current level, the market price of our common units may decline materially. We expect that we will need working capital borrowings of approximately $22.0 million during the twelve-month period ending December 31, 2013 in order to have sufficient operating surplus to pay distributions at their current level on all of our common units for that period, although the actual amount of working capital borrowings could be materially more or less. These working capital borrowings enable us to finance the build-up in our accounts receivables, and to construct mausoleums and purchase products for our pre-need sales in advance of the time of need which, in turn, allows us to generate available cash for operating surplus over time by accessing the funds held in trust for the products purchased.

Our substantial level of indebtedness could materially adversely affect our ability to generate sufficient cash for distribution to our unitholders, to fulfill our debt obligations and to operate our business.

We have a substantial amount of debt, which requires significant interest and principal payments. As of December 31, 2012, we had approximately $101.7 million of total debt outstanding on our credit facility that matures in January 2017, which would give us approximately $28.3 million of available borrowing capacity under our credit facility. Leverage makes us more vulnerable to economic downturns. Because we are obligated to dedicate a portion of our cash flow to service our debt obligations, our cash flow available for operations and for distribution to our unitholders will be reduced. The amount of indebtedness we have could limit our flexibility in planning for, or reacting to, changes in the markets in which we compete, limit our ability to obtain additional financing, if necessary, for working capital expenditures, acquisitions or other purposes, and require us to dedicate more cash flow to service our debt than we desire. Our ability to satisfy our indebtedness as required by the terms of our debt will be dependent on, among other things, the successful execution of our long-term strategic plan. Subject to limitations in our debt obligations, we may incur additional debt in the future, for acquisitions or otherwise, and servicing this debt could further limit our cash flow available for operations and distribution to unitholders.

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

A material weakness was identified in our internal control over financial reporting as of December 31, 2010.

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

There were no identified material weaknesses in our internal control over financial reporting as of December 31, 2012 and 2011. However, if we were to have additional material weaknesses and if we fail to maintain adequate disclosure controls and procedures, current unitholders and potential investors could lose confidence in our financial reporting, which would harm our business prospects and the trading price of our common units.

Any reductions in the principal or the earnings of the investments held in merchandise and perpetual care trusts could adversely affect our revenues and cash flow.

A substantial portion of our revenue is generated from investment returns that we realize from merchandise and perpetual care trusts. Due to the unstable economic conditions over the last five years, we have at times experienced declines in the fair value of the assets held in these trusts. Future cash flows could be negatively impacted if we are forced to liquidate assets that are in impaired positions.

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

We may not be able to identify, complete, fund or successfully integrate additional cemetery acquisitions which could have an adverse effect on our results of operations.

A primary component of our business strategy is to grow through acquisitions of cemeteries and, to a lesser extent, funeral homes. We cannot assure you that we will be able to identify and acquire cemeteries on terms favorable to us or at all. We may face competition from other death care companies in making acquisitions. Historically, we have funded a significant portion of our acquisitions through borrowings. Our ability to make acquisitions in the future may be limited by our inability to secure adequate financing, restrictions under our existing or future debt agreements, competition from third parties or a lack of suitable properties. As of December 31, 2012, we had approximately $28.3 million of available borrowing capacity under our revised credit facility.

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

We and other death care companies that focus on traditional methods of interment face competition from the increasing number of cremations in the United States. Industry studies indicate that the percentage of cremations has steadily increased and that cremations represented approximately 41% of the United States deathcare market in 2010. This percentage of cremations is expected to continue to increase. Because the products and services associated with a cremation, such as niches and urns, produce lower revenues than the products and services associated with a traditional interment, a continuing trend toward cremations may reduce our revenues.

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

Tax Risks to Common Unitholders

Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as our not being subject to a material amount of additional entity-level taxation by individual states. If the IRS treats us as a corporation for federal tax purposes or we become subject to additional entity-level taxation for state tax purposes, it would reduce the amount of cash available for distribution to you. We are currently under audit by the IRS and the scope of the federal income tax audit includes an audit of our status as a partnership for federal income tax purposes.

The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for federal income tax purposes. Despite the fact that we are a limited partnership under Delaware law, it is possible in certain circumstances for a partnership such as ours to be treated as a corporation for federal income tax purposes. Although we do not believe based upon our current operations that we are so treated, if our view is incorrect or if there is a change in our business (or a change in current law) we could be treated as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity. The IRS is currently auditing our federal income tax return for the year ended December 31, 2010. The scope of this federal income tax audit includes an audit of our qualifying income. In order to be treated as a partnership for federal income tax purposes, at least 90% of our gross income must be qualifying income. An IRS formal notice of commencement of the audit will be provided to unitholders if the audit is not concluded on or before March 30, 2013. IRS procedures require that we forward the notice no later than April 29, 2013 to specific unitholders (generally unitholders with less than a 1% profits interest in us) that held units during our taxable year ended December 31, 2010 , and the IRS will provide notice to all other unitholders that held units during our taxable year ended December 31, 2010.

If we were treated as a corporation for federal income tax purposes for any taxable year for which the statute of limitations remains open, including the tax year currently under audit, or for any future taxable year, we would pay federal income tax on our taxable income for such year(s) at the corporate tax rate, which is currently a maximum of 35%, and would likely pay state income tax at varying rates. Distributions to you would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to you. Because a tax would be imposed upon us as a corporation, including taxes with respect to prior periods, our cash available for distribution to you would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to the unitholders, likely causing a substantial reduction in the value of our common units. Moreover, treatment of us as a corporation could materially and adversely affect our ability to make payment on our debt.

In connection with each public offering of our common units, including our initial public offering, outside counsel reviewed the various categories of our gross income and opined that we would be classified as a partnership for federal income tax purposes. We are fully cooperating with the IRS in the audit process. Although no assurance can be given, we do not anticipate any change in our status as a partnership for federal income tax purposes or any change in prior period taxable income.

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

Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, distribution amounts will be adjusted to reflect the impact of that law on us.

The tax treatment of publicly traded partnerships or an investment in our units could be subject to potential legislative, judicial or administrative changes or differing interpretations, possibly applied on a retroactive basis.

Current law may change to cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subjecting us to entity-level taxation. Specifically, the present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, from time to time, members of Congress propose and consider substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships. We are unable to predict whether any of these changes or other proposals will be reintroduced or will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units. Any modification to U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the qualifying income requirement to be treated as a partnership for U.S. federal income tax purposes.

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

Our corporate subsidiaries’ ability to use their net operating loss carryforwards may be limited if changes in the ownership of our units causes our corporate subsidiaries to undergo an “ownership change” under applicable provisions of the Internal Revenue Code. In general, an ownership change will occur if the percentage of our units, based on the value of the units, owned by certain unitholders or groups of unitholders increases by more than fifty percentage points during a running three-year period. Recent changes in our ownership, may result in an “ownership change.” A future ownership change may result from issuances of our units, sales or other dispositions of our units by certain significant unitholders, certain acquisitions of our units, and issuances, sales or other dispositions or acquisitions of interests in significant unitholders, and we will have little to no control over any such events. To the extent that an annual net operating loss limitation for any one year does restrict the ability of our corporate subsidiaries to use their net operating loss carryforwards, an increase in tax liabilities of our corporate subsidiaries could result, which would reduce the amount of cash available for distribution to you.

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

Because you will be treated as a partner to whom we will allocate taxable income that could be different in amount than the cash we distribute, you may be required to pay any federal income taxes and, in some cases, state and local income taxes on your share of our taxable income even if you receive no cash distributions from us. You may not receive cash distributions from us equal to your share of our taxable income or even equal to the actual tax liability resulting from that income.

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

Investment in common units by tax-exempt entities, such as employee benefit plans individual retirement accounts (known as IRAs) and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file United States federal tax returns and pay tax on their share of our taxable income. If you are a tax-exempt entity or a non-U.S. person, you should consult your tax advisor before investing in our common units.

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

A unitholder whose units are the subject of a securities loan (e.g., a loan to a “short seller” to cover a short sale of units) may be considered as having disposed of those units. If so, the unitholder would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.

Because there are no specific rules governing the U.S. federal income tax consequence of loaning a partnership interest, a unitholder whose units are the subject of a securities loan may be considered as having disposed of the loaned units. In that case, you may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their units.

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

Cemeteries and Funeral Homes

The following table summarizes the distribution of our cemetery and funeral properties by state as of December 31, 2012 as well as the weighted average estimated remaining sales life in years for our cemeteries based upon number of interment spaces sold during 2012:

	Cemeteries	Funeral Homes	Total Net Acres	Weighted Average Estimated Net Sales Life in Years	Number of Interment Spaces Sold in 2012
Alabama	9	6	305	232	1,110
Arkansas	—	2	—	—	—
California	7	10	270	72	1,037
Colorado	2	—	12	671	21
Delaware	1	—	12	290	16
Florida	4	11	119	352	146
Georgia	7	—	135	139	879
Hawaii	1	—	6	201	—
Illinois	8	2	276	174	948
Indiana	11	5	1,013	309	1,645
Iowa	1	—	89	158	202
Kansas	3	2	84	179	264
Kentucky	2	—	59	101	292
Maryland	10	1	716	169	1,423
Michigan	13	—	818	540	1,031
Mississippi	2	1	44	168	110
Missouri	6	5	277	486	365
New Jersey	6	—	341	39	1,864
North Carolina	16	—	415	145	2,463
Ohio	14	2	953	180	3,540
Oregon	7	12	181	418	437
Pennsylvania	52	8	2,547	447	3,307
Puerto Rico	7	5	209	668	178
Rhode Island	2	—	70	810	32
South Carolina	8	3	395	286	653
Tennessee	11	5	657	228	1,774
Virginia	30	2	869	171	2,694
Washington	3	2	33	55	152
West Virginia	33	2	1,404	404	1,866

Total	276	86	12,309	246	28,449

We calculated estimated remaining sales life for each of our cemeteries by dividing the number of unsold interment spaces by the number of interment spaces sold at that cemetery in the most recent year. For purposes of estimating remaining sales life, we defined unsold interment spaces as unsold burial lots and unsold spaces in existing mausoleum crypts as of December 31, 2012. We defined interment spaces sold in 2012 as:

•	the number of burial lots sold, net of cancellations;

•	the number of spaces sold in existing mausoleum crypts, net of cancellations; and

•	the number of spaces sold in mausoleum crypts that we have not yet built, net of cancellations.

We count the sale of a double-depth burial lot as the sale of two interment spaces since a double-depth burial lot includes two interment rights. For the same reason we count an unsold double-depth burial lot as two unsold interment spaces. Because our sales of cremation niches were immaterial, we did not include cremation niches in the calculation of estimated remaining sales life. When calculating estimated remaining sales life, we did not take into account any future cemetery expansion. In addition, sales of an unusually high or low number of interment spaces in a particular year affect our calculation of estimated remaining sales life. Future sales may differ from previous years’ sales, and actual remaining sales life may differ from our estimates. We calculated the weighted average estimated remaining sales life by aggregating unsold interment spaces and interment spaces sold on a state-by-state or company-wide basis. Based on the number of interment spaces sold in 2012, we estimate that our cemeteries have an aggregate weighted average remaining sales life of 246 years.

The following table shows the cemetery properties that we owned or operated as of December 31, 2012, grouped by estimated remaining sales life:

	0 - 25 years	26 - 49 years	50 - 100 years	101 - 150 years	151 - 200 years	Over 200 years
Alabama	—	2	—	1	2	4
California	2	1	3	—	—	1
Colorado	—	—	—	—	—	2
Delaware	—	—	—	—	—	1
Florida	—	—	1	1	—	2
Georgia	1	—	2	1	—	3
Hawaii	—	—	—	—	—	1
Illinois	—	1	1	2	—	4
Indiana	—	1	—	—	2	8
Iowa	—	—	—	—	1	—
Kansas	—	—	1	1	—	1
Kentucky	—	1	—	—	1	—
Maryland	1	—	2	1	1	5
Michigan	—	—	1	1	1	10
Mississippi	—	—	—	—	1	1
Missouri	—	—	—	—	1	5
New Jersey	2	3	—	—	—	1
North Carolina	—	—	4	2	5	5
Ohio	1	2	—	1	2	8
Oregon	—	—	1	—	—	6
Pennsylvania	4	2	3	5	1	37
Puerto Rico	—	1	1	—	—	5
Rhode Island	—	—	—	—	—	2
South Carolina	—	1	—	—	1	6
Tennessee	—	1	—	—	1	9
Virginia	2	1	4	4	4	15
Washington	1	—	2	—	—	—
West Virginia	3	3	1	1	3	22

Total	17	20	27	21	27	164

We believe that we have either satisfactory title to or valid rights to use all of our cemetery properties. The 18 cemetery properties that we manage or operate under long-term operating agreements have nonprofit owners. We believe that these cemeteries have either satisfactory title to or valid rights to use these cemetery properties and that we have valid rights to use these properties under the long-term agreements. Although title to the cemetery properties is subject to encumbrances such as liens for taxes, encumbrances securing payment obligations, easements, restrictions and immaterial encumbrances, we do not believe that any of these burdens should materially detract from the value of these properties or from our interest in these properties, nor should these burdens materially interfere with the use of our cemetery properties in the operation of our business as described above. Many of our cemetery properties are located in zoned regions, and we believe that cemetery use is permitted for those cemeteries either (1) as expressly permitted under applicable zoning ordinances; (2) through a special exception to applicable zoning designations; or (3) as an existing non-conforming use.

Other

Our home office is located in a 37,000 square foot leased space in Levittown, Pennsylvania. The lease has a term expiring in 2020, and we consider the space to be adequate for our present and anticipated future requirements. We are also tenants under various leases covering office spaces other than our corporate headquarters.

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

Market Information

Our common units were listed on the NASDAQ Global Select Market (“Nasdaq”) until December 23, 2011 when our units began listing on the New York Stock Exchange (“NYSE”). Our units are listed under the symbol “STON”. As of March 1, 2013, there were 19,732,579 common units outstanding, representing a 98.0% limited partner interest in us. As of February 20, 2013, there were 31,231 beneficial holders and 59 unitholders of record. The following table sets forth the high and low sale prices of our common units for the periods indicated, based on the daily composite listing of common unit transactions for the Nasdaq and NYSE, as applicable.

	Price range		Declared Distributions (1)
Quarter ended	High	Low
March 31, 2011	$33.51	$24.58	$0.5850
June 30, 2011	$28.30	$23.10	$0.5850
September 30, 2011	$29.50	$25.59	$0.5850
December 31, 2011	$29.32	$20.55	$0.5850
March 31, 2012	$26.65	$22.07	$0.5850
June 30, 2012	$26.70	$23.91	$0.5850
September 30, 2012	$28.68	$20.63	$0.5900
December 31, 2012	$24.51	$20.10	$0.5900

(1)	Distributions were declared and paid within 45 days of the close of each quarter.

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

Unregistered Sale of Securities

Our general partner entered into a Non-Competition Agreement dated as of June 21, 2010 with Ronald P. Robertson, pursuant to which Mr. Robertson agreed not to compete with the general partner and the companies under its management and control. Pursuant to the Non-Competition Agreement, we issued 9,853 common units on the closing date of the transaction and we were obligated to issue additional common units which were initially valued at a fair value of $0.5 million based on a unit price of $20.30 prior to the date of acquisition. As a result, we issued 9,853 units in June of 2012 and 2011, and we are also obligated to issue an additional 4,924 units in June of 2013.

In connection with and as partial consideration for one of our second quarter 2012 acquisitions, we issued 13,720 unregistered common units representing limited partnership interests in us valued at approximately $0.35 million pursuant to the terms of the purchase agreement. In connection with and as partial consideration for one of our third quarter 2012 acquisitions, we issued 128,299 unregistered common units representing limited partnership interests in us valued at approximately $3.5 million pursuant to the terms of the purchase agreement. In connection with and as partial consideration for our fourth quarter 2012 acquisition, we issued 28,863 unregistered common units representing limited partnership interests in us valued at approximately $0.65 million pursuant to the terms of the purchase agreement.

See Note 14 to the consolidated financial statements included in Part II of this Annual Report on Form 10-K for a description of these acquisitions.

We offered and issued the foregoing common units in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. We relied on this exemption from registration based in part on representations made by the investors.

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

The exception for sales of excess cemetery property in any four-quarter period generally is calculated by multiplying $1.0 million by a fraction, the numerator of which is the number of cemeteries and funeral homes owned and operated by us on the last day of the quarter in which the sale occurs and the denominator of which is 139.

Distributions of Available Cash from Operating Surplus

The following table illustrates the priority of distributions of available cash from operating surplus between the unitholders and our general partner. The amounts set forth in the table in the column titled “Marginal Percentage Interest in Distributions” are the percentage interests of our general partner and the unitholders in any available cash from operating surplus we distribute up to and including the corresponding amount in the column titled “Total Quarterly Distribution Target Amount per Common Unit,” until the available cash from operating surplus that we distribute reaches the next target distribution level, if any. The percentage interests shown for our general partner include its 2% general partner interest and assume the general partner has contributed any additional capital required to maintain its 2% general partner interest and has not transferred the incentive distribution rights.

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

•	second, 98% to the common unitholders, pro rata, and 2% to our general partner; and

•	thereafter, we will make all distributions of available cash from capital surplus as if they were from operating surplus.

The partnership agreement treats a distribution of capital surplus as the repayment of the initial unit price from the initial public offering, which is a return of capital. The initial public offering price less any distributions of capital surplus per unit is referred to as the “unrecovered initial unit price.” Each time a distribution of capital surplus is made, the target distribution levels will be reduced in the same proportion as the corresponding reduction in the unrecovered initial unit price.

If we distribute capital surplus on a unit in an amount equal to the initial unit price and have paid all arrearages on the common units, the target distribution levels will be reduced to zero. Once the target distribution levels are reduced to zero, all subsequent distributions will be from operating surplus, with 50% being paid to the holders of units and 50% to our general partner.

Adjustment of Target Distribution Levels

In addition to adjusting the target distribution levels to reflect a distribution of capital surplus, if we combine our units into fewer units or subdivide our units into a greater number of units, we will proportionately adjust:

•	the target distribution levels;

•	the unrecovered initial unit price.

For example, if a two-for-one split of the common units should occur, the target distribution levels and the unrecovered initial unit price would each be reduced to 50% of its initial level. We will not make any adjustment by reason of the issuance of additional units for cash or property.

In addition, if legislation is enacted or if existing law is modified or interpreted in a manner that causes us to become taxable as a corporation or otherwise subject to taxation as an entity for federal, state or local income tax purposes, we will reduce the target distribution levels for each quarter by multiplying each distribution level by a fraction, the numerator of which is available cash for that quarter and the denominator of which is the sum of available cash for that quarter plus our general partner’s estimate of our aggregate liability for the income taxes payable by reason of that legislation or interpretation. To the extent that the actual tax liability differs from the estimated tax liability for any quarter, the difference will be accounted for in subsequent quarters.

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

The allocations of taxable gain upon liquidation are intended, to the extent possible, to allow the holders of common units to receive proceeds equal to their unrecovered initial unit price for the quarter during which liquidation occurs prior to any allocation of gain to the common units. There may not be sufficient taxable gain upon our liquidation to enable the holders of common units to fully recover all of these amounts. Any additional taxable gain will be allocated in a manner intended to allow our general partner to receive proceeds in respect of its incentive distribution rights.

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

The following tables present selected financial and operating data of the Company for the periods and as of the dates indicated derived from our audited consolidated financial statements. The following tables should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited historical consolidated financial statements and accompanying notes thereto set forth in this Annual Report on Form 10-K. Further, data for the 2011 and 2010 years has been recast to retrospectively reflect adjustments made to our initial assessment of the net values of assets and liabilities acquired in acquisitions.

Table 1: Operating and net income data

	Year ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except for unit data)
Cemetery revenues
Merchandise	$114,025	$108,088	$94,898	$87,836	$90,968
Services	46,094	46,995	40,951	36,947	36,894
Investment and other	46,808	42,901	35,897	33,055	31,623
Funeral home revenues
Merchandise	15,551	12,810	10,435	9,701	9,249
Services	20,128	17,594	15,111	13,664	14,714

Total revenues	242,606	228,388	197,292	181,203	183,448

Cost of goods sold (exclusive of depreciation shown separately below):
Perpetual care	5,715	5,727	5,094	4,727	4,326
Merchandise	22,386	20,388	18,435	17,067	18,556
Cemetery expense	55,410	57,145	48,784	41,246	41,651
Selling expense	46,878	45,291	38,245	34,123	34,806
General and administrative expense	28,928	29,544	24,591	22,498	21,372
Overhead (including unit-based compensation of $916 in 2012, $773 in 2011, $711 in 2010, $1,576 in 2009 and $2,262 in 2008) (1)	28,169	23,766	24,379	22,370	21,293
Depreciation and amortization	9,431	8,534	8,845	6,528	5,029
Funeral home expense
Merchandise	5,200	4,473	4,001	3,716	3,684
Services	14,574	11,717	9,752	9,275	9,073
Other	8,951	7,364	6,184	6,015	6,308
Acquisition related costs	3,123	4,604	5,715	1,072	—

Total costs and expenses	228,765	218,553	194,025	168,637	166,098

Operating profit	13,841	9,835	3,267	12,566	17,350
Gain on sale of funeral home	—	92	—	434	—
Gain on acquisitions	122	—	7,152	—	—
Gain on termination of operating agreement	1,737	—	—	—	—
Early extinguishment of debt	—	4,010	—	—	—
Increase (decrease) in fair value of interest rate swap	—	—	4,724	(2,681)	—
Expenses related to refinancing (2)	—	453	—	2,242	—
Interest expense	20,503	19,198	21,973	14,410	12,714

Income (loss) before income taxes	(4,803)	(13,734)	(6,830)	(6,333)	4,636
Income tax expense (benefit)
State	420	(701)	(245)	808	304
Federal	(2,210)	(3,318)	(5,138)	(2,753)	(224)

Total income tax expense (benefit)	(1,790)	(4,019)	(5,383)	(1,945)	80

Net income (loss)	$(3,013)	$(9,715)	$(1,447)	$(4,388)	$4,556

Net income (loss) per limited partner unit (basic and diluted)	$(0.15)	$(0.50)	$(0.10)	$(0.36)	$0.38

(1)	Includes bonuses of $1.8 million in 2010.
(2)	Represents write-downs in previously capitalized debt issuance costs.

Table 2: Balance Sheet Data

	Year ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Cemetery property	$309,980	$298,938	$283,460	$228,048	$228,499
Total assets (1)	1,343,725	1,248,758	1,145,592	855,301	738,240
Deferred cemetery revenues, net (2)	497,861	441,678	386,465	259,323	193,017
Total debt	254,949	195,322	220,394	183,199	160,934
Total partners’ capital	$135,182	$180,279	$128,191	$111,937	$119,389

(1)	Includes the fair value of assets held in the merchandise and perpetual care trusts. Refer to Note 1 of our Consolidated Financial Statements for a detailed discussion of the consolidation rules for these assets.
(2)	Represents revenues to be recognized from the sale of merchandise and services. Refer to Note 1 of our Consolidated Financial Statements for a detailed discussion on the revenue recognition rules.

Table 3: Cash Flow and Other Financial Data

	Year ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except unit data)
Net cash provided by (used in):
Operating activities	$31,896	$5,466	$3,106	$14,729	$21,144
Investing activities	(39,948)	(29,186)	(49,551)	(12,180)	(17,046)
Financing activities	3,940	28,243	40,501	3,862	(10,830)

Change in assets and liabilities that provided (used) cash:
Merchandise trust	(11,806)	(23,889)	(13,517)	(6,133)	(453)
Merchandise liability	(7,260)	(5,669)	(2,401)	(4,332)	(5,366)

Capital expenditures:
Maintenance capital expenditures	4,874	6,040	7,878	2,524	4,809
Expansion capital expenditures, including acquisitions	35,074	23,268	41,327	4,770	12,237

Distributions declared per common unit	$2.350	$2.340	$2.250	$2.220	$2.160

Table 4: Operating Data

	Year ended December 31,
	2012	2011	2010	2009	2008
Interments performed	45,128	45,236	41,556	37,782	38,863
Cemetery revenues per interment performed	$4,585	$4,377	$4,133	$4,178	$4,104
Interment rights sold (1)
Lots	26,638	26,403	24,353	22,637	22,552
Mausoleum crypts (including pre-construction)	2,206	2,518	2,584	2,316	1,881
Niches	985	1,126	1,071	889	864

Net interment rights sold (1)	29,829	30,047	28,008	25,842	25,297

Number of contracts written	98,297	101,281	92,661	83,043	80,144
Aggregate contract amount, in thousands (excluding interest)	$251,999	$244,921	$221,895	$197,787	$187,093
Average amount per contract (excluding interest)	$2,564	$2,418	$2,395	$2,382	$2,334
Number of pre-need contracts written	48,131	49,747	45,193	39,043	35,599
Aggregate pre-need contract amount, in thousands (excluding interest)	$163,627	$157,410	$143,022	$124,997	$115,024
Average amount per pre-need contract (excluding interest)	$3,400	$3,164	$3,165	$3,202	$3,231
Number of at-need contracts written	50,166	51,534	47,468	44,000	44,545
Aggregate at-need contract amount, in thousands (excluding interest)	$88,372	$87,511	$78,873	$72,790	$72,068
Average amount per at-need contract (excluding interest)	$1,762	$1,698	$1,662	$1,654	$1,618

(1)	Net of cancellations. Sales of double-depth burial lots are counted as two sales.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and notes thereto included in Part II “Item 8” of this Annual Report on Form 10-K. Those notes also give more detailed information regarding the basis of presentation for the following information.

Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K, including, but not limited to, information regarding the status and progress of our operating activities, the plans and objectives of our management, assumptions regarding our future performance and plans, and any financial guidance provided, as well as certain information in our other filings with the SEC and elsewhere are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “project,” “expect,” “predict” and similar expressions identify these forward-looking statements. These forward-looking statements are made subject to certain risks and uncertainties that could cause actual results to differ materially from those stated or implied, including, but not limited to, the following: uncertainties associated with future revenue and revenue growth; the effect of the current economic downturn; the impact of our significant leverage on our operating plans; our ability to service our debt and pay distributions; the decline in the fair value of certain equity and debt securities held in our trusts; our ability to attract, train and retain an adequate number of sales people; uncertainties associated with the volume and timing of pre-need sales of cemetery services and products; increased use of cremation; changes in the death rate; changes in the political or regulatory environments, including potential changes in tax accounting and trusting policies; our ability to successfully implement a strategic plan relating to achieving operating improvements, strong cash flows and further deleveraging; our ability to successfully compete in the cemetery and funeral home industry; uncertainties associated with the integration or anticipated benefits of our recent acquisitions or any future acquisitions; our ability to complete and fund additional acquisitions; our ability to maintain effective disclosure controls and procedures and internal control over financial reporting; the effects of cyber security attacks due to our significant reliance on information technology; uncertainties relating to the financial condition of third-party insurance companies that fund our pre-need funeral contracts; and various other uncertainties associated with the death care industry and our operations in particular.

When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth under Risk Factors in Part I, “Item 1A”. Except as required by federal and state securities laws, we assume no obligation to update or revise any forward-looking statements made herein or any other forward-looking statements made by us, whether as a result of new information, future events or otherwise.

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

Cornerstone had been founded in 1999 by members of our management team and a private equity investment firm in order to acquire a group of 123 cemetery properties and 4 funeral homes. Since that time, Cornerstone, succeeded by us, has acquired additional cemeteries and funeral homes, entered into long term cemetery operating agreements, built funeral homes, and sold cemeteries and funeral homes, resulting in the operation of 276 cemeteries and 86 funeral homes as of December 31, 2012.

Capitalization

On September 20, 2004, we completed our initial public offering. Since that time, we have completed additional follow-on public offerings in December 2007, November 2009, September 2010 and February 2011. In addition, in November 2009, certain of our subsidiaries made a private offering to eligible purchasers of $150.0 million aggregate principal amount of senior notes due 2017.

Overview

Cemetery Operations

We are currently the second largest owner and operator of cemeteries in the United States. As of December 31, 2012, we operated 276 cemeteries in 27 states and Puerto Rico. We own 258 of these cemeteries, and we operate the remaining 18 under management or operating agreements with the nonprofit cemetery corporations that own the cemeteries. As a result of the agreements, other control arrangements and applicable accounting rules, we have treated 16 of these cemeteries as acquisitions for accounting purposes.

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

We sell cemetery products and services both at the time of death, which we refer to as at-need, and prior to the time of death, which we refer to as pre-need. During the year ended December 31, 2012, we performed 45,128 burials and sold 29,829 interment rights (net of cancellations) compared to 45,236 and 30,047 in 2011 and 41,556 and 28,008 in 2010, respectively. Cemetery revenues accounted for approximately 85.3%, 86.7% and 87.1% during the years ended December 31, 2012, 2011 and 2010, respectively.

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

Contracts related to pre-need installment sales are usually for a period not to exceed 60 months, with payments of principal and interest required. Pre-need sales contracts normally contain provisions for both principal and interest. For those contracts that do not bear a market rate of interest, we impute such interest based upon the prime rate plus 150 basis points, which resulted in a rate of 4.75% during 2012, 2011 and 2010.

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

Direct costs associated with pre-need sales of cemetery merchandise and services, such as sales commissions and cost of goods sold, are reflected in the balance sheet in deferred selling and obtaining costs and deferred cemetery revenues, net, respectively, and are expensed as the merchandise is delivered or the services are performed. Indirect costs, such as marketing and advertising costs, are expensed in the period in which they are incurred.

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

Funeral Home Operations

As of December 31, 2012, we owned and operated 86 funeral homes. These properties are located in eighteen states and Puerto Rico. Forty-one of our funeral homes are located on the grounds of cemeteries that we own.

We derive revenues at our funeral homes from the sale of funeral home merchandise, including caskets and related funeral merchandise, and services, including removal and preparation of remains, the use of our facilities for visitation, worship and performance of funeral services and transportation services. We sell these services and merchandise almost exclusively at the time of need utilizing salaried licensed funeral directors. Funeral home revenues accounted for approximately 14.7%, 13.3% and 12.9% during the years ended December 31, 2012, 2011 and 2010, respectively.

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

Revenues by State

The following table shows the percentage of revenues attributable to each of the states in which we operate for the periods presented:

	Year ended December 31,
	2012	2011	2010
Alabama	3.8%	3.6%	4.6%
California	8.0%	8.8%	9.7%
Florida	1.0%	0.1%	0.1%
Georgia	1.3%	1.2%	1.6%
Illinois	2.6%	2.3%	2.7%
Indiana	6.9%	8.0%	5.2%
Kansas	1.3%	1.4%	1.1%
Maryland	5.8%	6.0%	6.6%
Michigan	6.1%	8.9%	5.0%
Missouri	1.5%	1.6%	1.3%
New Jersey	7.1%	6.8%	7.8%
North Carolina	5.8%	5.8%	6.2%
Ohio	9.3%	8.7%	9.3%
Oregon	2.7%	2.9%	3.2%
Pennsylvania	13.2%	14.7%	15.3%
Puerto Rico	3.3%	0.9%	0.3%
South Carolina	1.9%	2.1%	2.2%
Tennessee	3.7%	2.4%	2.4%
Virginia	6.8%	6.5%	7.1%
West Virginia	5.6%	5.3%	5.9%
All others	2.3%	2.0%	2.4%

Total	100.0%	100.0%	100.0%

Principal Products and Services

The following table shows the percentage of revenues attributable to our principal products, services and other items during the periods presented:

	Year ended December 31,
	2012	2011	2010
Pre-need sales:
Burial lots	9.9%	8.9%	9.6%
Mausoleum crypts	5.1%	4.7%	5.2%
Markers	4.8%	4.2%	4.6%
Grave marker bases	1.1%	1.1%	1.2%
Burial vaults	5.1%	5.0%	5.6%
Lawn crypts	1.5%	1.4%	1.5%
Caskets	0.8%	2.9%	1.0%
Initial openings and closings (1)	6.2%	6.5%	6.3%
Other (2)	5.5%	4.8%	5.3%

Total pre-need sales	40.0%	39.5%	40.3%

Interest from pre-need sales	2.8%	2.6%	2.9%

Investment income from trusts:
Perpetual care trusts	6.1%	6.6%	7.3%
Merchandise trusts	3.8%	3.7%	2.1%

Total investment income from trusts	9.9%	10.3%	9.4%

At-need sales:
Openings and closings (3)	11.1%	12.4%	13.0%
Markers	7.8%	7.7%	7.7%
Burial lots	3.4%	3.6%	3.8%
Mausoleum crypts	1.3%	1.2%	1.3%
Grave marker bases	1.6%	1.7%	1.6%
Foundations and inscriptions (4)	0.8%	1.0%	1.0%
Burial vaults	1.5%	1.6%	1.7%
Other (5)	3.3%	3.7%	2.5%

Total at-need sales	30.8%	32.9%	32.6%

Funeral home revenues	14.7%	13.3%	12.9%
Other revenues (6)	1.8%	1.4%	1.9%

Total revenues	100.0%	100.0%	100.0%

(1)	Installation of the burial vault into the ground.
(2)	Includes revenues from niches, mausoleum lights, cremations, pet cemeteries, installation of burial vaults and markers sold to our customers by third parties and pre-need sales made in connection with the relocation of other cemetery interment rights. Also includes document processing fees on pre-need contracts and fees from sales of travel care protection, which covers shipping costs of a body if death occurs more than 100 miles from the place of residence.
(3)	Installation of the burial vault into the ground and the placement of the casket into the vault.
(4)	Installation of the marker on the ground and its inscription.
(5)	Includes revenues from lawn crypts, decorative lights installed on mausoleum crypts, installations of burial vaults, markers sold to our customers by third parties, cremation fees and document-processing fees on at-need contracts.
(6)	Includes sales of manufactured burial vaults to third parties, sales of cemetery and undeveloped land, commissions from sales of pre-need funeral and death benefit insurance policies provided through a third-party insurer and other miscellaneous revenues.

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

We are somewhat limited, however, in our ability to purchase some products in advance of the time of need because of their availability. Given our large volume of pre-need sales, it is unlikely that our suppliers could provide, or we could manufacture, all of the products included in our pre-need backlog at any given time. For example, we generally need more vaults per year to fulfill our pre-need contract obligations, than we currently manufacture at our plants. We must purchase any excess from third party suppliers who must also meet the demands of other cemetery operators.

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

Trusting

We are required to deposit a portion of amounts received on sales of certain cemetery merchandise and services into a perpetual care and/or merchandise trust. These amounts are invested by third-party investment managers who are selected by the Trust and Compliance Committee of the board of directors of our general partner. These investment managers are required to invest our trust funds in accordance with applicable state law and internal investment guidelines adopted by the Trust and Compliance Committee. Our investment managers are monitored by third-party investment advisors selected by the Trust and Compliance Committee who advise the committee on the determination of asset allocations, evaluate the investment managers and provide detailed monthly reports on the performance of each merchandise and perpetual care trust.

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

The income earned on funds held in perpetual care trusts and merchandise trusts can be materially affected by fluctuations in interest rates, dividend payments, and in the case of merchandise trusts, by the performance of the stock market. Investment income from trusts accounted for 9.9%, 10.3% and 9.3% of our 2012, 2011 and 2010 total revenues, respectively. During 2012, 2011 and 2010 our average annual rates of return (not including changes in unrealized gains and losses) on funds held in merchandise trusts were 6.7%, 7.5% and 3.7%, respectively, while our average annual rates of return on funds held in perpetual care trusts were 5.9%, 6.2% and 7.1%, respectively. Past performance is not indicative of future performance.

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

We determine whether or not the assets in the merchandise and perpetual care trusts have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions, concerns related to the specific issuer and our ability and intent to hold securities until they recover their value. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its market value.

For assets held in the perpetual care trusts, any reduction in the cost basis due to an other-than-temporary impairment is offset with an equal and opposite reduction in the perpetual care trust corpus and has no impact on earnings.

For assets held in the merchandise trusts, any reduction in the cost basis due to an other-than-temporary impairment is recorded in deferred revenue.

The trust footnotes (Notes 5 and 6 of our consolidated financial statements included in Part II “Item 8”) disclose the adjusted cost basis of the assets in the trusts and contain a more detailed discussion of other-than- temporarily impaired assets.

Current Market Conditions and Economic Developments

We are subject to fluctuations in the fair value of equity and fixed-maturity debt securities in our trust. These values can be negatively impacted by contractions in the credit market and overall downturns in economic activity. As of December 31, 2010, the market value of the assets in our merchandise trusts and perpetual care trusts exceeded their amortized cost by 3.7% and 6.5%, respectively.

The financial markets generally improved throughout 2011 and as of December 31, 2011, the market value of the assets in our perpetual care trust exceeded its amortized cost by 0.7%, and the ratio of the fair value to the amortized cost of our merchandise trust assets was 97.7%.

The overall markets have experienced fluctuation during 2012, but have generally improved since 2011. We continued to monitor our invested assets in our merchandise and perpetual care trusts and during 2012, we determined that some of these assets were impaired, and we took a charge of approximately $1.0 million and $2.8 million respectively. As of December 31, 2012, the market value of the assets in our merchandise trusts and perpetual care trusts exceeded their amortized cost by 0.2% and 5.8%, respectively.

Further, we raised capital via a follow-on public offering of our common units, representing a limited partnership interest in us, in February of 2011 and September of 2010. In addition, as of December 31, 2012, the majority of our long-term debt consisted of $150.0 million in Senior Notes due in 2017 and $101.7 million of borrowings on our Credit Facility which expires in 2017. As of December 31, 2012, we had an unused line of $28.3 million under our Credit Agreement.

The average dollar value of pre-need and at-need contracts written has not deteriorated and values for the year ended December 31, 2012 exceed values from 2011.

We will continue to monitor evolving economic conditions and plan accordingly.

Recent Developments

On February 19, 2013, we entered into the First Amendment to our Third Amended and Restated Credit Agreement which increased the total availability under our Credit Facility by $10.0 million to $140.0 million.

On February 19, 2013, certain of our subsidiaries entered into an Asset Purchase and Sale Agreement (the “Seawinds Agreement”) with certain Florida limited liability companies and one individual (collectively the “Seller”). Pursuant to the Agreement, we acquired six funeral homes in Florida, including certain related assets, and assumed certain related liabilities. In consideration for the net assets acquired, we paid the Seller $9.0 million in cash and issued 159,635 common units, which equates to approximately $3.6 million worth of units. We also issued an unsecured promissory note in the amount of $3.0 million that is payable on February 19, 2014 and bears interest at 5%. In addition, we will also pay an aggregate amount of $1.2 million in six equal annual installments commencing on February 19, 2014 in exchange for a non-compete agreement with the Seller.

Change in Market Value of Trust Assets

We have a substantial portfolio of invested assets in both our merchandise trusts and the perpetual care trusts. Both trusts have a mix of cash and cash equivalents, fixed maturity debt securities and equity securities. A critical issue for us had been the decline in the fair value of equity and, to a lesser degree, fixed maturity debt securities held in our trusts. This decline took place primarily during 2008 and 2009. Since that time, the financial markets have been slowly recovering, and continued to improve through the end of 2012. During 2012 and 2011, we determined that some of the assets in our trusts had been impaired and we took an impairment charge of approximately $1.0 million and $0.5 million, respectively, related to assets in our merchandise trusts and a charge of approximately $2.8 million and $0.1 million, respectively, related to our assets in our perpetual care trusts. This charge is deferred until such time that we deliver the merchandise or perform the services for which the trust assets are set aside. The impairment charge reduced the cost basis of the assets to their fair value. As of December 31, 2012, the aggregate post write-down fair value of the assets in our merchandise trust exceeded its amortized cost by 0.2% and the aggregate post write-down fair value of the assets in our perpetual care trust exceeded its amortized cost by 5.8%.

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

The fair value of trust assets is recorded as an asset on our balance sheet and is entirely offset by a liability. This liability is recorded as “Perpetual care trust corpus”. Changes in fair value of trust assets are recognized by adjusting both the trust asset and the offsetting liability. Impairment of the value of trust assets, whether temporary or other-than-temporary, will not impact periodic earnings nor will it impact our financial position or liquidity at any point in time.

Our primary risks related to the assets in the perpetual care trust relate to the interest and dividends paid and released to us and used to defray cemetery maintenance costs. Any material reduction in this income stream could have a material effect on our financial condition, results of operations and liquidity. Interest income earned on perpetual care trust assets was approximately $16.7 million, $15.8 million and $14.9 million during the years ended December 31, 2012, 2011 and 2010, respectively.

Merchandise Trust

Pursuant to state law, a portion of the proceeds from the sale of pre-need cemetery and funeral home merchandise and services must be deposited into a merchandise trust.

Unlike the perpetual care trust, the principal in the merchandise trust will ultimately revert to us. This will occur once we have met the various requirements for its release which is generally the delivery of merchandise or performance of underlying services. Accordingly, changes in the fair value of trust assets, both temporary and other-than-temporary, may ultimately impact our periodic earnings and financial position or liquidity at any point in time.

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

At December 31, 2012, the merchandise trust had approximately $27.9 million in cash and cash equivalents. This amount functions to mitigate the risk of liquidating impaired assets. In evaluating the sufficiency of this amount as to its effectiveness in mitigating the risk of liquidating impaired assets, we have considered the net inflows and outflows of cash into the trust in recent prior periods. These net inflows and outflows are a function of both sales originations and the corresponding trust deposits and meeting the criteria for releasing funds. Total net cash inflows into the merchandise trust for the year ended December 31, 2012 were approximately $3.1 million, which includes an inflow of $12.0 million related to acquisitions made in 2012. See “Liquidity and Capital Resources” within this “Item 7” for more information.

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

The Profitability Measure is primarily related to the current period value of contracts written, investment income from the merchandise and perpetual care trusts, and current expenses incurred. The revenue recognition rules that we must follow for GAAP purposes are not considered.

We have two primary debt covenants that are dependent upon our financial results, the leverage ratio and the consolidated debt service coverage ratio. The leverage ratio relates to the ratio of consolidated debt to the Profitability Measure. Our leverage ratio was 3.48 at December 31, 2012 compared to a maximum allowed ratio of 3.65. The consolidated debt service coverage ratio relates to the ratio of Consolidated EBITDA to Consolidated Debt Service. Our consolidated debt service coverage ratio was 3.48 at December 31, 2012 compared to a minimum allowed ratio of 2.50.

Net Income, Operating Cash Flows and Partner Distributions

The table below details net income, operating cash flows and partner distributions made in 2012, 2011 and 2010, respectively:

	Year ended December 31,
	2012	2011	2010
	(in thousands)
Net income (loss)	$(3,013)	$(9,715)	$(1,447)
Operating cash flows	31,896	5,466	3,106
Partner distributions	47,454	44,605	32,443

Cash flows from operations for the years ended December 31, 2012, 2011 and 2010 were $31.9 million, $5.5 million and $3.1 million, respectively, which exceeded our net loss of $3.0 million, $9.7 million and $1.4 million, respectively, during the same periods. The differences between our operating cash flows and net loss are in large part attributable to the fact that various cash inflows for payments of amounts due under pre-need sales contracts were not and are not as of yet recognized as revenues as we had not and have not met the delivery criteria for revenue recognition. Although there is no assurance, we expect that the trend of operating cash flows exceeding our net income or net loss will continue into the foreseeable future.

Consolidation

Our historical operations are part of a consolidated group for financial reporting purposes that include the cemeteries we operate under long-term operating agreements. We currently operate 18 cemeteries, 16 of which have been fully consolidated, under these long-term operating agreements. Intercompany balances and transactions have been eliminated in consolidation.

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

In order to appropriately match revenue and expenses, we defer certain pre-need cemetery and prearranged funeral direct obtaining costs that vary with and are primarily related to acquisitions of new pre-need cemetery and prearranged funeral business until such time that the associated revenue is recognized.

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

The allowance for cancellations is established based upon our estimate of expected cancellations and historical experiences and is currently approximately 10% of total contract values. Future cancellation rates may differ from this current estimate. We will continue to evaluate cancellation rates and will make changes to the estimate should the need arise. Actual cancellations did not vary significantly from the estimates of expected cancellations at December 31, 2012 or 2011.

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

We evaluate whether or not the assets in the merchandise trusts have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions, concerns related to the specific issuer and our ability and intent to hold the security until it regains its value. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its market value. Any reduction in the cost basis of assets held in our merchandise trusts due to an other-than-temporary impairment is offset against deferred revenue. Refer to Note 5 of our consolidated financial statements included in this Annual Report on Form 10-K for a more detailed discussion of other-than-temporarily impaired assets.

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

We evaluate whether or not the assets in our perpetual care trusts have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions, concerns related to the specific issuer and our ability and intent to hold the security until it recovers its value. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its market value.

Any reduction in the cost basis of assets held in our perpetual care trusts due to an other-than-temporary impairment is offset against perpetual care trust corpus. There is no impact on earnings. Refer to Notes 5 and 6 of our consolidated financial statements included in this Annual Report on Form 10-K for a more detailed discussion of other-than-temporarily impaired assets.

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

We further evaluate whether or not all assets in the merchandise trusts have other-than-temporary impairments based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer.

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

The trust footnotes (Notes 5 and 6) disclose the adjusted cost basis of the assets in both the merchandise and perpetual care trusts. This adjusted cost basis includes any adjustments to the original cost basis due to other-than-temporary impairments.

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

As of December 31, 2012, our taxable corporate subsidiaries had a federal net operating loss carryover of approximately $163.6 million, which will begin to expire in 2019 and a state net operating loss carry-forward of approximately $201.8 million, a portion of which expires annually. Our ability to use such federal net operating losses may be limited by changes in the ownership of our units deemed to result in an “ownership change” under the applicable provisions of the Internal Revenue Code of 1986, as amended.

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

Results of Operations—Segments

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

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Cemetery Segments

Cemetery Operations—Southeast

In 2011 and 2012, we made several acquisitions in our Cemetery Operations – Southeast segment. Of these acquisitions, 6 occurred during the third quarter of 2011, 5 occurred during the fourth quarter of 2011 and 4 occurred during the third quarter of 2012. Therefore, the results of operations for these properties have less of an impact, and in some cases no impact, on the year ended December 31, 2011, but are included in the results of operations for the year ended December 31, 2012. These additions are contributing to approximately two thirds of the increase in revenues and the entire increase in costs and expenses for this segment.

The table below compares the results of operations for our Cemetery Operations – Southeast for the year ended December 31, 2012 to the year ended December 31, 2011:

	Year ended December 31,
	2012	2011	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Total revenues	$129,212	$113,756	$15,456	13.6%
Total costs and expenses	91,239	82,673	8,566	10.4%

Segment operating profit	$37,973	$31,083	$6,890	22.2%

Revenues

The increase in revenues was related to an overall increase in the value of contracts written, with an increase of $9.7 million in the value of pre-need contracts and $2.8 million in the value of at-need contracts. We also had increases of $1.1 million in income from our trusts, $0.8 million in interest on accounts receivable and $1.1 million in other income.

Total costs and expenses

The increase in costs and expenses was primarily related to:

•	A $2.7 million increase in cost of goods sold. This was attributable to the corresponding increase in the value of contracts written.

•

A $1.6 million increase in selling expenses. This was primarily attributable to increases of $0.6 million in salary and benefit expenses and $1.3 million in commission related expenses, offset by a decrease of $0.4 million in advertising, telephone and telemarketing costs.

•

A $2.4 million increase in cemetery expenses. The increase was primarily due to increases of $0.9 million in labor costs, $1.0 million in repair and maintenance costs and $0.1 million in utility and fuel costs, with the remainder attributable to equipment rental and other miscellaneous costs.

•

A $1.3 million increase in general and administrative expenses. This was primarily due to increases of $0.9 in labor costs, $0.1 in insurance costs, $0.1 million in professional fees and $0.2 million in other general office and miscellaneous costs.

•	A $0.5 million increase in depreciation.

Cemetery Operations—Northeast

The table below compares the results of operations for our Cemetery Operations – Northeast for the year ended December 31, 2012 to the year ended December 31, 2011:

	Year ended December 31,
	2012	2011	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Total revenues	$60,357	$57,263	$3,094	5.4%
Total costs and expenses	40,620	39,943	677	1.7%

Segment operating profit	$19,737	$17,320	$2,417	14.0%

Revenues

The increase in revenues was related to an overall increase in the value of contracts written, with an increase of $1.6 million in the value of pre-need contracts and $0.4 million in the value of at-need contracts. In addition, we had an increase of $0.2 million in income from our trusts and $0.9 million in other income.

Total costs and expenses

The increase in costs and expenses was primarily related to:

•	A $0.6 million increase in cost of goods sold. This was attributable to the corresponding increase in the value of contracts written.

•

A $0.8 million increase in selling expenses. This was primarily attributable to increases of $0.3 million in labor costs, $0.2 million in commissions, and $0.2 million in advertising, telephone and telemarketing costs.

•	A $0.3 million decrease in cemetery expenses. The decrease was primarily due to decreases of $0.2 million in labor costs and $0.1 million in utility and fuel costs.

•	A $0.4 million decrease in general and administrative expenses primarily due to a decrease of $0.3 million in insurance costs and $0.1 million in other general office and miscellaneous costs.

Cemetery Operations—West

Effective March 31, 2012, we terminated our operating agreement with the Archdiocese of Detroit. Therefore, the results of operations for these properties are only included in the year ended December 31, 2012 up to that point, but are included in the entire year ended December 31, 2011. The removal of these properties from our results of operations resulted in a $6.5 million decrease in revenues and $5.2 million decrease in costs and expenses period over period, and therefore is responsible for the majority of the decrease in revenues and costs and expenses.

Further, in the second quarter of 2011 we made 3 acquisitions and in the second quarter of 2012 we made one acquisition in our Cemetery Operations—West segment. Therefore, the results of operations for these properties have less of an impact on the year ended December 31, 2011, but are included in the results of operations for the year ended December 31, 2012. The addition of these properties to our results of operations is responsible for a $1.5 million increase in revenues and $1.1 million increase in costs and expenses period over period.

The table below compares the results of operations for our Cemetery Operations—West for the year ended December 31, 2012 to the year ended December 31, 2011:

	Year ended December 31,
	2012	2011	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Total revenues	$68,766	$78,458	$(9,692)	-12.4%
Total costs and expenses	45,437	52,992	(7,555)	-14.3%

Segment operating profit	$23,329	$25,466	$(2,137)	-8.4%

Revenues

The decrease in revenues was driven by a decrease in the value of contracts written as a result of the aforementioned contract termination. There was a decrease of $5.6 million in the value of pre-need contracts written, a decrease of $3.3 million in the value of at-need contracts written, and a decrease of $1.7 million in income from our trusts offset by an increase of $0.9 million in other income.

Total costs and expenses

The decrease in costs and expenses was driven by reduced expenses as a result of the aforementioned contract termination and primarily related to:

•	A $0.6 million decrease in cost of goods sold. This was attributable to the corresponding decrease in the value of contracts written.

•	A $1.5 million decrease in selling expense. The decrease was primarily due to decreases of $0.6 million in labor, $0.8 million in commissions and $0.1 in telemarketing costs.

•

A $3.8 million decrease in cemetery expenses. The decrease was primarily due to decreases of $2.5 million in labor costs, $0.3 million in utility costs, $0.3 million in repair and maintenance costs and $0.4 million in real estate taxes.

•

A $1.7 million decrease in general and administrative expenses. The decrease was primarily due to decreases of $0.5 million in labor costs, $0.3 million in insurance costs, $0.3 million in professional fees, $0.2 million in management information costs and $0.4 million in other office costs.

Funeral Homes Segment

In 2011 and 2012 we acquired several funeral homes. Of these acquisitions, 4 occurred during the second quarter of 2011, 4 occurred during the third quarter of 2011, 4 occurred during the fourth quarter of 2011, 2 occurred during the second quarter of 2012, 14 occurred during the third quarter of 2012 and 1 occurred during the fourth quarter of 2012. Therefore, the results of operations for these properties have either no impact or, in some cases, have less of an impact on the year ended December 31, 2011, but are included in the results of operations for the year ended December 31, 2012. These additions are primarily responsible for the increase to revenues and costs and expenses for this segment.

The table below compares the results of operations for our Funeral Home segment for the year ended December 31, 2012 to the year ended December 31, 2011:

	Year ended December 31,
	2012	2011	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Total revenues	$37,988	$31,163	$6,825	21.9%
Total costs and expenses	31,486	25,151	6,335	25.2%

Segment operating profit	$6,502	$6,012	$490	8.2%

Revenues

The increase in revenues was primarily attributable to a $2.9 million increase in at-need revenues, a $1.9 million increase in pre-need revenues and a $2.0 million increase in other revenues.

Total costs and expenses

The increase in costs and expenses was primarily attributable to increases of $2.9 million in personnel expenses, $0.6 million in facility costs, $0.9 million in merchandise costs, $0.2 million in advertising costs, $0.1 million in vehicle costs and $0.9 million in depreciation, with the remainder attributable to increases in other general and administrative expense categories.

Corporate Segment

The table below compares expenses incurred by the Corporate segment for the year ended December 31, 2012 to the year ended December 31, 2011:

	Year ended December 31,
	2012	2011	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Selling, cemetery and general and administrative expenses	$870	$832	$38	4.6%
Depreciation and amortization	1,542	2,127	(585)	-27.5%
Acquisition related costs	3,123	4,604	(1,481)	-32.2%
Corporate expenses
Corporate personnel expenses	12,309	11,580	729	6.3%
Other corporate expenses	15,860	12,186	3,674	30.1%

Total corporate overhead	28,169	23,766	4,403	18.5%

Total corporate expenses	$33,704	$31,329	$2,375	7.6%

Selling, cemetery and general and administrative expenses allocated to the Corporate segment remained relatively consistent from period to period.

The decrease in depreciation and amortization was due to a decrease in amortized deferred financing fees.

Acquisition related costs include legal fees and other third party costs incurred in acquisition related activities. These costs will vary from period to period depending on the amount of acquisition activity that takes place. For the years ended December 31, 2012 and 2011, acquisition related costs include legal fees, net of recoveries, of $0.3 million and $1.2 million, respectively, related to amounts paid to pursue the recovery of misappropriation claims related to our fourth quarter 2011 and second quarter 2010 acquisitions, respectively.

The increase in total corporate overhead was primarily attributable to increases of $0.7 million in personnel costs, $1.0 million in professional fees, $1.0 million in advertising expenses, and $0.1 million in technology and management information costs, with the remainder attributable to various corporate expenses.

Reconciliation of Segment Results of Operations to Consolidated Results of Operations

As discussed in the segment sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, cemetery revenues and their associated costs as reported at the segment level are not deferred until such time that we satisfy the delivery criteria for revenue recognition.

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

The table below analyzes results of operations and the changes therein for the year ended December 31, 2012 compared to the year ended December 31, 2011. The table is structured so that our readers can determine whether changes were based upon changes in the level of merchandise and services and other revenues generated during each period and/or changes in the timing of when merchandise and services were delivered. During 2011 we acquired 17 cemeteries and 12 funeral homes. During 2012 we acquired another 5 cemeteries and 17 funeral homes. The results of operations for these properties have less of an impact, and in some cases little or no impact, on the year ended December 31, 2011, but are included in the results of operations for the year ended December 31, 2012. These additions are contributing the majority of the increases to revenues and costs and expenses in the table below.

Effective March 31, 2012, we terminated our operating agreement with the Archdiocese of Detroit; consequently, the results of operations for these properties are only included in 2012 up to that point, but are included in the entire period for the year ended December 31, 2011.

	Year ended December 31, 2012			Year ended December 31, 2011
	(in thousands)			(in thousands)
	Segment Results (non-GAAP)	GAAP Adjustments	GAAP Results	Segment Results (non-GAAP)	GAAP Adjustments	GAAP Results	Change in GAAP results ($)	Change in GAAP results (%)
Revenues
Pre-need cemetery revenues	$128,437	$(31,437)	$97,000	$122,789	$(31,735)	$91,054	$5,946	6.5%
At-need cemetery revenues	79,346	(4,552)	74,794	79,501	(5,141)	74,360	434	0.6%
Investment income from trusts	38,571	(14,446)	24,125	38,943	(15,399)	23,544	581	2.5%
Interest income	6,698	—	6,698	5,864	—	5,864	834	14.2%
Funeral home revenues	37,988	(2,309)	35,679	31,163	(759)	30,404	5,275	17.3%
Other cemetery revenues	5,283	(973)	4,310	2,380	782	3,162	1,148	36.3%

Total revenues	296,323	(53,717)	242,606	280,640	(52,252)	228,388	14,218	6.2%

Costs and expenses
Cost of goods sold	33,807	(5,706)	28,101	31,154	(5,039)	26,115	1,986	7.6%
Cemetery expense	55,410	—	55,410	57,145	—	57,145	(1,735)	-3.0%
Selling expense	54,641	(7,763)	46,878	53,784	(8,493)	45,291	1,587	3.5%
General and administrative expense	28,928	—	28,928	29,547	(3)	29,544	(616)	-2.1%
Corporate overhead	28,169	—	28,169	23,766	—	23,766	4,403	18.5%
Depreciation and amortization	9,431	—	9,431	8,534	—	8,534	897	10.5%
Funeral home expense	28,977	(252)	28,725	23,554	—	23,554	5,171	22.0%
Acquisition related costs	3,123	—	3,123	4,604	—	4,604	(1,481)	-32.2%

Total costs and expenses	242,486	(13,721)	228,765	232,088	(13,535)	218,553	10,212	4.7%

Operating profit	$53,837	$(39,996)	$13,841	$48,552	$(38,717)	$9,835	$4,006	40.7%

Revenues

Pre-need cemetery revenues were $97.0 million for the year ended December 31, 2012, an increase of $5.9 million, or 6.5%, as compared to $91.1 million during 2011. The increase was primarily caused by an increase of $5.6 million in the value of cemetery contracts written and a decrease of $0.3 million in deferred revenue.

At-need cemetery revenues were $74.8 million for the year ended December 31, 2012, an increase of $0.4 million, or 0.6%, as compared to $74.4 million during 2011. The increase was primarily caused by a decrease of $0.2 million in the value of cemetery contracts written which was offset by a decrease of $0.6 million in deferred revenue.

The majority of the increase in the value of pre-need and at-need contracts was primarily driven by our Cemetery Operations—Southeast segment where we acquired 6 cemeteries during the third quarter of 2011, 5 cemeteries during the fourth quarter of 2011 and 4 cemeteries during the third quarter of 2012. Therefore, the results of operations for these cemeteries are included in the year ended December 31, 2012, but have little to no impact on the year ended December 31, 2011. In addition, the value of pre-need and at-need contracts was negatively impacted by the termination of our operating agreement with the Archdiocese of Detroit that occurred March 31, 2012.

Investment income from trusts was $24.1 million for the year ended December 31, 2012, an increase of $0.6 million, or 2.5%, as compared to $23.5 million during 2011. On a segment basis, we had a decrease of $0.4 million, which was offset by an adjustment of $1.0 million related to funds for which we have met the requirements that would allow us to recognize them as revenue.

Interest income on accounts receivable was $6.7 million for the year ended December 31, 2012, an increase of $0.8 million, or 14.2%, as compared to $5.9 million during 2011.

Revenues for the Funeral Home segment were $35.7 million for the year ended December 31, 2012, an increase of $5.3 million, or 17.3%, compared to $30.4 million during 2011. The increase was primarily attributable to the acquisitions of 29 funeral homes made during 2011 and 2012.

Other cemetery revenues include miscellaneous items that are not grouped with our cemetery merchandise and services. Other cemetery revenues were $4.3 million for the year ended December 31, 2012, an increase of $1.1 million, or 36.3%, as compared to $3.2 million during 2011. The increase was primarily related to non-recurring other income from the sale of assets.

Costs and Expenses

Cost of goods sold were $28.1 million for the year ended December 31, 2012, an increase of $2.0 million, or 7.6%, as compared to $26.1 million in 2011. The ratio of cost of goods sold to pre-need and at-need cemetery revenues was16.4% for the year ended December 31, 2012 as compared to 15.8% during 2011. The change in the ratio primarily relates to changes in product mix.

Cemetery expenses were $55.4 million during the year ended December 31, 2012, a decrease of $1.7 million, or 3.0%, compared to $57.1 million during 2011. Overall, expense decreases of $1.8 million in labor costs, $0.3 million in utility and fuel cost, and $0.3 million in real estate taxes were partially offset by an increase of $0.7 million in repairs and maintenance expense. Cemetery expenses relate to the current costs of managing and maintaining our cemetery properties. These costs are expensed as incurred and are not deferred. Accordingly, from a margin standpoint, the most effective gauge of measuring cemetery expenses is as a ratio of segment level pre-need and at-need cemetery revenues. Changes in this ratio give an indication of our ability to manage and control our operating costs relative to our overall cemetery operations. An increase in the ratio indicates that expense increases related to the operation and maintenance of our cemetery properties exceeded increases in the value of contracts written, while a decrease in the ratio indicates that expense growth did not exceed increases in the value of contracts written. In the short-term, this ratio can be positively or negatively impacted by our acquisitions, including such factors as how long it takes us to fully implement our pre-need sales programs and whether there are any unanticipated costs. Over the long-term, we would expect this ratio to slightly decline as many of the expenses in this category are fixed in nature. The ratio of cemetery expenses to segment level pre-need and at-need cemetery revenues was 26.7% during the year ended December 31, 2012 as compared to 28.2% during 2011.

Selling expenses were $46.9 million during the year ended December 31, 2012, an increase of $1.6 million, or 3.5%, as compared to $45.3 million in 2011. The major components of the overall expense increase include $0.7 million in commissions and $0.3 million in salaries and benefits, as well as a reduction in deferred selling expenses of $0.7 million, which were offset in part by a decrease of $0.3 million in advertising, telephone and telemarketing costs. The ratio of selling expenses to cemetery revenues was 27.3% for the year ended December 31, 2012 as compared to 27.4% during 2011. This ratio gives some indication of how effectively the money we invest in selling efforts is translating into sales. However, the majority of our selling expenses are directly related to sales commissions and bonuses, which would be directly related to changes in the value of pre-need and at-need contracts written. As a result, we would expect this ratio to remain fairly consistent.

General and administrative expenses were $28.9 million during the year ended December 31, 2012, a decrease of $0.6 million, or 2.1%, as compared to $29.5 million during 2011. The major components of the overall expense decrease include decreases of $0.7 million in information system related charges, $0.6 million in insurance costs and $0.1 million in professional fees, which were offset in part by increases $0.4 million in labor costs and $0.4 million in general office and miscellaneous costs. General and administrative expenses are expensed as incurred and are not deferred. Accordingly, from a margin standpoint, the most effective gauge of measuring general and administrative expenses is as a ratio of segment level pre-need and at-need cemetery revenues. Changes in this ratio give an indication of our ability to manage and control our general and administrative costs relative to our overall cemetery operations. An increase in the ratio indicates that general and administrative percentage expense increases related to our cemetery properties exceeded percent increases in the value of contracts written, while a decrease in the ratio indicates that expense growth on a percentage basis did not exceed percentage increases in the value of contracts written. In the short-term, this ratio can be positively or negatively impacted by our acquisitions, including such factors as how long it takes us to fully implement our pre-need sales programs and whether there are any unanticipated costs. Over the long-term, we would expect this ratio to slightly decrease as many of the expenses in this category are fixed in nature. The ratio of general and administrative expenses to segment level pre-need and at-need cemetery revenues was 13.9% during the year ended December 31, 2012 as compared to 14.6% during 2011.

Total corporate overhead was $28.2 million during the year ended December 31, 2012, an increase of $4.4 million, or 18.5%, compared to $23.8 million during 2011. The increase in total corporate overhead was primarily attributable to increases of $0.7 million in personnel costs, $1.0 million in professional fees, $1.0 million in advertising expenses, and $0.1 million in technology and management information costs, with the remainder attributable to various corporate expenses.

Depreciation and amortization was $9.4 million during the year ended December 31, 2012, an increase of $0.9 million, or 10.5%, as compared to $8.5 million during the period last year. The increase was primarily due to additional depreciation and amortization from recent acquisitions.

Funeral Home expenses were $28.7 million for the year ended December 31, 2012, an increase of $5.2 million, or 22.0%, compared to $23.5 million during 2011. The increase in costs and expenses was primarily attributable to increases of $2.9 million in personnel expenses, $0.6 million in facility costs, $0.9 million in merchandise costs, $0.2 million in advertising costs and $0.1 million in vehicle costs.

Acquisition related costs were $3.1 million for the year ended December 31, 2012, a decrease of $1.5 million, or 32.2%, as compared to $4.6 million during 2011. Acquisition related costs include legal fees and other third party costs incurred in acquisition related activities. These costs will vary from period to period depending on the amount of acquisition activity that takes place. For the years ended December 31, 2012 and 2011, acquisition related costs include legal fees, net of recoveries, of $0.3 and $1.2 million, respectively, related to amounts paid to pursue the recovery of misappropriation claims related to our fourth quarter 2011 acquisition and second quarter 2010 acquisition, respectively.

Non-segment Allocated Results

Certain income statement amounts are not allocated to segment operations. These amounts are those line items that can be found on our income statement below operating profit and above income before income taxes.

The table below summarizes these items and the changes between the years ended December 31, 2012 and 2011:

	Year ended December 31,
	2012	2011	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Expenses related to refinancing	$—	$453	$(453)	-100.0%
Gain on acquisition	122	—	122	100.0%
Gain on sale of funeral home	—	92	(92)	-100.0%
Gain on termination of operating agreement	1,737	—	1,737	100.0%
Early extinguishment of debt	—	4,010	(4,010)	-100.0%
Interest expense	20,503	19,198	1,305	6.8%
Income tax (benefit)	$(1,790)	$(4,019)	$2,229	-55.5%

During the year ended December 31, 2011, we incurred $0.5 million of expenses when we amended our credit facilities in January of 2011 and incurred an early extinguishment of debt charge of $4.0 million related to a one-time make-whole premium we paid in connection with the early repayment of our $35.0 million in Class B and Class C Senior Secured Notes.

During the year ended December 31, 2012, we recognized a gain of $1.7 million related to the termination of an operating agreement. The gain on acquisition relates to one of our second quarter 2012 acquisitions. Refer to Note 14 of our consolidated financial statements in “Item 8” of this Form 10-K for a more detailed discussion.

The gain on sale of a funeral home in 2011 relates to the sale of one funeral home in West Virginia that we sold for $0.1 million.

Interest expense has increased during the year ended December 31, 2012 as compared to the same period last year. This increase is caused by increased borrowings on our Credit Facility, which are offset in part by a change in our debt mix and reduced interest rates. Average amounts outstanding under our Credit Facility were $80.7 million and $15.9 million during the year ended December 31, 2012 and 2011, respectively. However, amendments that we made to our Credit Facility have lowered our interest rate to a lower rate than what was in effect in the same period last year. In addition, we had $35.0 million of Senior Secured Notes which bore interest at 12.5% outstanding at the beginning of 2011. The Senior Secured Notes were repaid in February of 2011.

We had an income tax benefit of $1.8 million for the year ended December 31, 2012, a decrease of $2.2 million, or 55.5%, compared to a benefit of $4.0 million during 2011. The decrease in the income tax benefit is due to a decrease in pre-tax losses at our corporate subsidiaries that are subject to corporate tax. Further, in 2011 we recorded a one-time income tax benefit of $0.9 million related to the reversal of uncertain tax positions for which the statute of limitations had expired. In addition, our effective tax rate differs from our statutory tax rate primarily because our legal entity structure includes different tax filing entities, including a significant number of partnerships that are not subject to paying tax.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

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

The table below compares the results of operations for our Cemetery Operations – Southeast for the year ended December 31, 2011 as compared to the year ended December 31, 2010:

	Year ended December 31,
	2011	2010	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Total revenues	$113,756	$104,576	$9,180	8.8%
Total costs and expenses	82,673	73,764	8,909	12.1%

Segment operating profit	$31,083	$30,812	$271	0.9%

Revenues

The increase in revenues was primarily related to an overall increase in the value of contracts written, with an increase of $3.6 million in the value of pre-need contracts and an increase of $1.7 million in the value of at-need contracts. We also had an increase of $3.5 million in income from our trusts.

Total costs and expenses

The increase in total costs and expenses, of which approximately half is driven by acquisitions, was primarily related to:

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

Cemetery Operations—Northeast

The table below compares the results of operations for our Cemetery Operations—Northeast for the year ended December 31, 2011 as compared to the year ended December 31, 2010:

	Year ended December 31,
	2011	2010	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Total revenues	$57,263	$56,744	$519	0.9%
Total costs and expenses	39,943	40,011	(68)	-0.2%

Segment operating profit	$17,320	$16,733	$587	3.5%

Revenues

On an overall basis, we had a decrease in the value of contracts written, with an increase of $0.6 million in the value of at-need contracts being offset by a decrease of $1.2 million in the value of pre-need contracts. This decrease was offset by an increase of $2.1 million in income from our trusts. Further, in 2010 we had non-recurring other income of $0.8 million related to the sale of assets.

Total costs and expenses

The overall decrease in total costs and expenses was primarily related to:

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

Cemetery Operations—West

In 2010 and 2011, we made several acquisitions in our Cemetery Operations—West segment. Of these acquisitions, 9 occurred at the end of the first quarter of 2010, 6 at the end of the second quarter of 2010, 3 during the third quarter of 2010, 1 during the fourth quarter of 2010 and 3 occurred during the second quarter of 2011. Therefore, the results of operations for these properties have less of an impact, and in some cases little or no impact, on the year ended December 31, 2010, but are included in the results of operations of the year ended December 31, 2011. These additions are contributing the majority of the increases to revenues and costs and expenses for this segment.

The table below compares the results of operations for our Cemetery Operations—West for the year ended December 31, 2011 to the year ended December 31, 2010:

	Year ended December 31,
	2011	2010	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Total revenues	$78,458	$60,524	$17,934	29.6%
Total costs and expenses	52,992	39,633	13,359	33.7%

Segment operating profit	$25,466	$20,891	$4,575	21.9%

Revenues

The increase in revenues was primarily related to an increase of $7.3 million in the value of pre-need contracts written, an increase of $5.4 million in the value of at-need contracts written and an increase of $4.8 million in income from our trusts.

Total costs and expenses

The increase in total costs and expenses, which is driven by our recent acquisitions, was primarily related to:

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

Funeral Home Segment

In 2010 and 2011, we acquired several funeral homes. Of these acquisitions, 5 occurred during the second quarter of 2010, 1 during the fourth quarter of 2010, 4 during the second quarter of 2011, 4 during the third quarter of 2011 and 4 occurred during the fourth quarter of 2011. Therefore, the results of operations for these properties have less of an impact, and in some cases little or no impact, on the year ended December 31, 2010, but are included in the results of operations of the year ended December 31, 2011. These additions are contributing the entire increase to revenues and almost all of the increases to costs and expenses for this segment.

The table below compares the results of operations for our Funeral Home segment for the year ended December 31, 2011 to the year ended December 31, 2010:

	Year ended December 31,
	2011	2010	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Total revenues	$31,163	$25,546	$5,617	22.0%
Total costs and expenses	25,151	21,591	3,560	16.5%

Segment operating profit	$6,012	$3,955	$2,057	52.0%

Revenues

The increase in revenues was primarily attributable to a $2.2 million increase in at-need revenues, a $2.5 million increase in pre-need revenues and a $0.9 million increase in other revenues.

Total costs and expenses

The increase in total costs and expenses was primarily attributable to increases of $2.0 million in personnel expenses, $0.8 million in facility costs, and $0.5 million in merchandise costs, with the remainder attributable to various increases in other general expense categories.

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

Depreciation and amortization was $2.1 million during the year ended December 31, 2011, a decrease of $1.7 million, or 44.1%, as compared to $3.8 million during the same period last year. The decrease was due to a decrease in amortized deferred financing fees.

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

Total corporate overhead was $23.8 million for the year ended December 31, 2011, a decrease of $0.6 million, or 2.5% compared to $24.4 million during 2010. The overall decrease consists of a decrease of $1.0 million in personnel costs offset by an increase of $0.4 million in non-personnel expenses. The decrease in personnel related expenses was primarily attributable to a decrease of $1.8 million in bonus expenses, which were zero in 2011, offset by increased labor costs. The increase in other corporate expenses was attributable to increases of $0.5 million in professional fees and $0.2 million in technology and management information costs, offset by a decrease of $0.4 million in general office costs and corporate expenses.

Reconciliation of Segment Results of Operations to Consolidated Results of Operations

As discussed in the segment sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, cemetery revenues and their associated costs as reported at the segment level are not deferred until such time that we satisfy the delivery criteria for revenue recognition.

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

The table below analyzes results of operations and the changes therein for the year ended December 31, 2011 compared to the year ended December 31, 2010. The table is structured so that our readers can determine whether changes were based upon changes in the level of merchandise and services and other revenues generated during each period and/or changes in the timing of when merchandise and services were delivered. During 2010 we acquired 22 cemeteries and 6 funeral homes. During 2011 we acquired another 17 cemeteries and 12 funeral homes. The results of operations for these properties have less of an impact, and in some cases little or no impact, on the year ended December 31, 2010, but are included in the results of operations for the year ended December 31, 2011. These additions are contributing the majority of the increases to revenues and costs and expenses in the table below:

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

Total corporate overhead was $23.8 million during the year ended December 31, 2011, a decrease of $0.6 million, or 2.5%, compared to $24.4 million during 2010. The overall decrease consists of a decrease of $1.0 million in personnel costs offset by an increase of $0.4 million in non-personnel expenses. The decrease in personnel related expenses was primarily attributable to a decrease of $1.8 million in bonus expenses, which were zero in 2011, offset by increased labor costs. The increase in other corporate expenses was attributable to increases of $0.5 million in professional fees and $0.2 million in technology and management information costs, offset by a decrease of $0.4 million in general office costs and corporate expenses.

Depreciation and amortization was $8.5 million during the year ended December 31, 2011, a decrease of $0.3 million, or 3.5%, as compared to $8.8 million during the same period last year. The overall decrease was due to a decrease in amortized deferred financing fees, which is partially offset by increased depreciation and amortization from tangible and intangible assets acquired in our 2010 and 2011 acquisitions.

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

Our primary sources of liquidity are cash flow from operations and amounts available under our Credit Facility as described below. In the past, we have been able to increase our liquidity through long-term bank borrowings and the issuance of additional common units and other partnership securities, including debt, subject to the restrictions in our Credit Facility and under our senior secured notes.

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

Indenture

On November 24, 2009, the Issuers, we and the other Note Guarantors, entered into an indenture (the “Indenture”), among the Issuers, us, the other Note Guarantors and Wilmington Trust FSB, as trustee (the “Trustee”) governing the Senior Notes.

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

The Indenture requires us, the Issuers and/or the Note Guarantors, as applicable, to comply with various covenants including, but not limited to, covenants that, subject to certain exceptions, limit our and our subsidiaries’ ability to (i) incur additional indebtedness; (ii) make certain dividends, distributions, redemptions or investments; (iii) enter into certain transactions with affiliates; (iv) create, incur, assume or permit to exist certain liens against their assets; (v) make certain sales of their assets; and (vi) engage in certain mergers, consolidations or sales of all or substantially all of their assets. The Indenture also contains various affirmative covenants regarding, among other things, delivery of certain reports filed with the SEC and materials required pursuant to Rule 144A under the Securities Act to holders of the Senior Notes and joinder of future subsidiaries as Note Guarantors under the Indenture. We were in compliance with all covenants at December 31, 2012.

Events of default under the Indenture that could, subject to certain conditions, cause all amounts owing under the Senior Notes to become immediately due and payable include, but are not limited to, the following:

1.	failure by the Issuers to pay interest on any of the Senior Notes when it becomes due and the continuance of any such failure for 30 days;

2.	failure by the Issuers to pay the principal on any of the Senior Notes when it becomes due and payable, whether at stated maturity, upon redemption, upon purchase, upon acceleration or otherwise;

3.	the Issuers’ failure to comply with the agreements and covenants relating to limitations on entering into certain mergers, consolidations or sales of all or substantially all of their assets or in respect of their obligations to purchase the Senior Notes in connection with a Change of Control;

4.	failure by us or the Issuers to comply with any other agreement or covenant in the Indenture and the continuance of this failure for 60 days after notice of the failure has been given to us by the Trustee or holders of at least 25% of the aggregate principal amount of the Senior Notes then outstanding;

5.	failure by us to comply with our covenant to deliver certain reports and the continuance of such failure to comply for a period of 120 days after written notice thereof has been given to us by the Trustee or by the holders of at least 25% in aggregate principal amount of the Senior Notes then outstanding;

6.	certain defaults under mortgages, indentures or other instruments or agreements under which there may be issued or by which there may be secured or evidenced our indebtedness or indebtedness of any Restricted Subsidiary, whether such indebtedness now exists or is incurred after the date of the Indenture;

7.	certain judgments or orders that exceed $7.5 million for the payment of money have been entered by a court of competent jurisdiction against us or any Restricted Subsidiary and such judgments have not been satisfied, stayed, annulled or rescinded within 60 days of being entered;

8.	certain events of bankruptcy of us, StoneMor GP LLC, our general partner (the “General Partner”), or any Restricted Subsidiary; or

9.	other than in accordance with the terms of the Note Guarantee and the Indenture, any Note Guarantee ceasing to be in full force and effect, being declared null and void and unenforceable, found to be invalid or any Guarantor denying its liability under its Note Guarantee.

Registration Rights Agreement

In connection with the sale of the Senior Notes, on November 24, 2009, the Issuers, we, the other Note Guarantors and BAS, as representative of the Initial Purchasers, entered into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which the Issuers, we and the other Note Guarantors, agreed, for the benefit of the holders of the Senior Notes, to use their commercially reasonable efforts to file a registration statement with the SEC with respect to a registered offer to exchange the Senior Notes for new “exchange” notes having terms substantially identical in all material respects to the Senior Notes, with certain exceptions (the “Exchange Offer”). The Issuers, us and the other Note Guarantors, agreed to use their commercially reasonable efforts to consummate such Exchange Offer on or before the 366-th day after the issuance of the Senior Notes.

In addition, upon the occurrence of certain events described in the Registration Rights Agreement which result in the inability to consummate the Exchange Offer, the Issuers, we and the other Note Guarantors, agreed to file a shelf registration statement with the SEC covering resales of the Senior Notes and to use their commercially reasonable efforts to cause such shelf registration statement to be declared effective.

The Issuers are required to pay additional interest to the holders of the Senior Notes under certain circumstances if they fail to comply with their obligations under the Registration Rights Agreement. In October of 2010, we complied with the terms of the registration rights agreement.

Note Purchase Agreement

On August 15, 2007, we entered into, along with the General Partner and certain of our subsidiaries, (collectively, the “Note Issuers”) the Amended and Restated Note Purchase Agreement (the “NPA). The NPA was amended seven times prior to January 28, 2011 to, among other things, amend borrowing levels, interest rates, maturity dates and covenants. On January 28, 2011, and in connection with our February 2011 follow-on public offering of common units, we entered into an additional amendment to our credit agreement. This amendment included the lenders’ consent to the use of a portion of the proceeds from the public offering of common units to redeem in full the outstanding $17.5 million of Series B Notes and $17.5 million of Series C Notes and to pay an aggregate make-whole premium of $4.0 million related thereto, which represented our final obligations outstanding under the NPA.

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

On August 4, 2011, we entered into the First Amendment to the Credit Agreement (the “First Amendment”) to provide that we could not permit the Consolidated Fixed Charge Coverage Ratio to be less than 1.08x for any Measurement Period ending in the second and third fiscal quarters of 2011, 1.15x for any Measurement Period ending in the fourth quarter of 2011, or 1.20x thereafter. This amendment was effective on a retrospective basis to June 30, 2011.

On October 28, 2011, we entered into the Second Amendment to the Credit Agreement (the “Second Amendment”) to provide that we could not permit the Consolidated Fixed Charge Coverage Ratio to be less than 1.05x for any Measurement Period ending in the third and fourth fiscal quarters of 2011, or 1.20x thereafter. This amendment was effective on a retrospective basis to August 31, 2011.

On January 19, 2012, we entered into the Third Amended and Restated Credit Agreement (the “New Credit Agreement”) which amended the Credit Agreement. The terms of the New Credit Agreement and the Credit Agreement are substantially similar, and amendments to the Credit Agreement mostly relate to the following:

•

converting and consolidating the Acquisition Credit Facility of $65.0 million and the Revolving Credit Facility of $55.0 million into a single revolving credit facility (the “New Credit Facility”) and increasing the total borrowing limit to $130.0 million;

•	eliminating the borrowing formula under the New Credit Facility;

•	extending the maturity date to January 19, 2017;

•	eliminating the LIBOR floor and amending the Applicable Rate, which effectively reduced the interest rate on the New Credit Facility; and

•	amending certain financial covenants, as described below.

Amounts borrowed under the New Credit Facility and repaid or prepaid during the term may be reborrowed. Depending on the type of loan, borrowings bear interest at the Base Rate or Eurodollar Rate, plus applicable margins ranging from 1.25% to 2.75% and 2.25% to 3.75%, respectively, depending on our Consolidated Leverage Ratio. The Base Rate is the highest of the Prime Rate, the Federal Funds Rate plus 0.50%, or the Eurodollar Rate plus 1.0%. The Eurodollar rate, the British Bankers Association LIBOR Rate, was reduced by eliminating the LIBOR Floor of 2% per annum from the calculation of the Eurodollar Rate. The Commitment Fee under the New Credit Agreement ranges from 0.375% to 0.75% depending on our Consolidated Leverage Ratio.

Under the New Credit Agreement, certain financial covenants were amended as follows:

•

Consolidated EBITDA for the most recently completed four fiscal quarters of the Partnership (the “New Measurement Period”) must not be less than the sum of (i) $53.5 million plus (ii) 80% of the aggregate of all Consolidated EBITDA for each Permitted Acquisition completed after September 30, 2011;

•	Maintenance Capital Expenditures for any New Measurement Period ending in 2012, 2013, 2014 and thereafter must not exceed $6.7 million, $7.3 million, and $8.0 million, respectively; and

•

the Consolidated Fixed Charge Coverage Ratio under the Credit Agreement was replaced with the Consolidated Debt Service Coverage Ratio, the calculation of which does not include distributions made by the Partnership and which must not be less than 2.50 to 1.0 for any New Measurement Period under the Credit Agreement.

The Borrowers under the Credit Agreement paid fees to Bank of America, as Administrative Agent, and BAS, as Arranger. In addition, the Credit Agreement required the Borrowers to pay an unused commitment fee, which was calculated based on the amount by which the commitments under the Credit Agreement exceed the usage of such commitments. The Commitment Fee ranges from 0.375% to 0.75% depending on the Company’s Consolidated Leverage Ratio.

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

On February 19, 2013, we entered into the First Amendment to our Third Amended and Restated Credit Agreement which increased the total availability under our New Credit Facility by $10.0 million to $140.0 million.

The Credit Agreement contains restrictive covenants that, among other things, prohibit distributions upon defined events of default, restrict investments and sales of assets and require us to maintain certain financial covenants, including specified financial ratios. A material decrease in revenues could cause us to breach certain of its financial covenants, such as the Consolidated Leverage Ratio, Consolidated Fixed Charge Coverage Ratio and the Consolidated EBITDA covenant, under the Credit Agreement. Any such breach could allow the Lenders to accelerate (or create cross-default under) our debt which would have a material adverse effect on our business, financial condition or results of operations. We complied with these covenants as of December 31, 2012.

Amounts outstanding under our credit facilities fluctuated during the years ended December 31, 2012 and 2011. At the beginning of 2011, we had $33.5 million outstanding on our credit facilities which we repaid in February of 2011. We did not have any additional borrowings on our credit facilities from this point through the end of May 2011, when we borrowed $8.0 million. During the third and fourth quarters of 2011, we borrowed an additional $35.8 million on our credit facilities, bringing the total outstanding borrowings on these facilities to $43.8 million at December 31, 2011. In 2012, we borrowed an additional $7.3 million, $10.9 million, $22.7 million and $17.0 million in the first, second, third and fourth quarters, respectively, and have outstanding borrowings of $101.7 million at December 31, 2012. The average amounts borrowed under our credit facilities were $80.7 million and $15.9 million for the years ended December 31, 2012 and 2011, respectively.

Green Lawn Note

In July of 2009, certain of our subsidiaries, entered into a $1.4 million note purchase agreement in connection with an operating agreement in which we became the exclusive operator of Green Lawn Cemetery (the “Green Lawn Note”). The Green Lawn Note bears interest at a rate of 6.5% per year on unpaid principal and is payable monthly, beginning on August 1, 2009. Principal on the note is due in 96 equal installments beginning on July 1, 2011. At December 31, 2012, the liability related to the note was stated on our consolidated balance sheet at approximately $1.2 million.

Nelms Note

In June of 2010, certain of our subsidiaries issued two installment notes in connection with our second quarter acquisition. The installment notes are to be paid over a 4 year period and mature April 1, 2014. The installment notes do not have a stated rate of interest. We recorded the installment notes at their fair market value of approximately $2.6 million. The face amounts of the installment notes were discounted approximately $0.7 million, and the discount will be amortized to interest expense over the life of the Installment Notes. At December 31, 2012, the liability related to the notes was stated on our consolidated balance sheet at approximately $0.3 million.

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

Acquisition Non-Compete Notes

In connection with several of our 2012, 2011 and 2010 acquisitions, certain of our subsidiaries issued installment notes in consideration for non-compete agreements executed with the former owners of the acquired entities. The installment notes have varying payment terms and mature between April 1, 2014 and December 31,

2017. The installment notes do not have a stated rate of interest. At inception, we recorded the installment notes at their fair market value of approximately $4.8 million. The face amounts of the installment notes were discounted approximately $1.0 million, and the discount will be amortized to interest expense over the life of the installment notes. At December 31, 2012, the liability related to the installment notes was stated on our consolidated balance sheet at approximately $3.3 million.

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

The Interest Rate Swaps did not qualify for hedge accounting. Accordingly, the fair value of the Interest Rate Swaps was reported on the consolidated balance sheet and periodic changes in the fair value of the Interest Rate Swaps were recorded in earnings. On October 20, 2010, we elected to terminate the Interest Rate Swaps early. Upon termination, we received a payment of approximately $2.0 million to settle the Interest Rate Swaps. For the year ended December 31, 2010, we recognized a gain of approximately $4.7 million related to the change in fair value and termination payment of the Interest Rate Swaps.

Cash Flow from Operating Activities

Cash flows provided by operating activities were $31.9 million during 2012, an increase of $26.4 million, compared to cash provided by operating activities of $5.5 million during the same period last year. The increase is caused in part by increased operating profit which was largely due to increased pre-need cemetery sales. In addition, we had increased cash flows of $2.8 million from our accounts receivable and net deposits into our merchandise trusts decreased by $12.1 million.

Cash flows provided by operating activities were $5.5 million during 2011, an increase of $2.4 million, compared to cash provided by operating activities of $3.1 million in 2010. The increase is primarily due to decreases of $3.3 million in cash paid for interest and $1.1 million in acquisition related costs combined with increased cash flows from our accounts receivable, which are being offset by increased cash flows into our merchandise trusts.

Cash flows from operations in 2012, 2011 and 2010 exceeded our net loss of $3.0 million, $9.7 million and $1.4 million, respectively, during the same periods. The differences between our operating cash flows and net loss are in large part attributable to the fact that various cash inflows for payments of amounts due under pre-need sales contracts were not and are not as of yet recognized as revenues as we had not and have not met the delivery criteria for revenue recognition. Although there is no assurance, we expect that the trend of operating cash flows exceeding our net income or net loss will continue into the foreseeable future.

Cash Flow from Investing Activities

Net cash used in investing activities was $39.9 million during 2012, an increase of $10.7 million, compared to $29.2 million during 2011. Cash flows used for investing activities during 2012 primarily were $28.0 million for the acquisition of 5 cemetery properties and 17 funeral homes and $11.9 million for other capital expenditures compared to $16.1 million utilized for the acquisition of 17 cemetery properties and 12 funeral homes and $13.2 million for other capital expenditures in 2011.

Net cash used in investing activities was $29.2 million during 2011, a decrease of $20.4 million, compared to $49.6 million during 2010. Cash flows used for investing activities during 2011 primarily were $16.1 million for the acquisition of 17 cemetery properties and 12 funeral homes and $13.2 million for other capital expenditures compared to $39.1 million utilized for the acquisition of 22 cemetery properties and 6 funeral homes and $10.1 million for other capital expenditures in 2010.

Cash Flow from Financing Activities

Net cash provided by financing activities was $3.9 million during 2012, a decrease of $24.3 million, compared to $28.2 million net cash provided by financing activities during 2011. Cash flows provided by financing activities during 2012 primarily were $54.0 million of net borrowing of long-term debt, offset by cash distributions to unit holders of $47.5 million and costs of financing activities of $2.4 million. Cash flows provided by financing activities during 2011 primarily were $103.2 million of proceeds from our public offering and a contribution from our general partner of $2.3 million offset by net repayments of long-term debt of $27.1 million, cash distributions to unit holders of $44.6 million and the payment of a $4.0 million make-whole premium related to the pay-off of $35.0 million in senior secured notes. Additionally, we borrow to fund working capital as a result of cash build-ups in our accounts receivable and merchandise trusts and to fund acquisitions related to pre-need sales growth.

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

Intercreditor and Collateral Agency Agreement

In connection with our credit facilities and the private placement of the notes we entered into, along with our general partner, certain of our subsidiaries, the lenders under the credit facility, the holders of the notes and Bank of America, N.A, as collateral agent, an intercreditor and collateral agency agreement setting forth the rights and obligations of the parties to the agreement as they relate to the collateral securing the Credit Facility and the Senior Secured Notes.

Capital Expenditures

The following table summarizes total maintenance capital expenditures and expansion capital expenditures, including for the construction of mausoleums and for acquisitions, for the periods presented:

	Year ended December 31,
	2012	2011	2010
	(in thousands)
Maintenance capital expenditures	$4,874	$6,040	$7,878
Expansion capital expenditures	35,074	23,268	41,327

Total capital expenditures	$39,948	$29,308	$49,205

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

A summary of our total contractual obligations as of December 31, 2012 is presented in the table below:

	As of 12/31/2012
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Debt (1)	$364,576	$21,409	$40,823	$137,913	$164,431
Operating leases	7,830	2,112	2,256	1,570	1,892
Merchandise liabilities (2)	125,869	—	—	—	—

Total	$498,275	$23,521	$43,079	$139,483	$166,323

(1)	Represents the interest payable and par value of debt due and does not include the unamortized debt discounts of $3,344 at December 31, 2012. Assumes that current amounts outstanding under our Credit Facility are not repaid until their due date of January 2017.
(2)	Total cannot be separated into periods because we are unable to anticipate when the merchandise will be needed.

We had no off-balance sheet arrangements as of December 31, 2012 or 2011.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

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

Interest-bearing Investments

Our fixed-income securities subject to market risk consist primarily of investments in our merchandise trusts and perpetual care trusts. As of December 31, 2012, the fair value of fixed-income securities in our merchandise trusts represented 3.5% of the fair value of total trust assets while the fair value of fixed-income securities in our perpetual care trusts represented 8.6% of the fair value of total trust assets. The aggregate quoted fair value of these fixed-income securities was $13.0 million and $24.2 million in merchandise trusts and perpetual care trusts, respectively, as of December 31, 2012. Each 1% change in interest rates on these fixed-income securities would result in changes of approximately $130,310 and $241,740 in the fair market value of the assets in our merchandise trusts and perpetual care trusts, respectively, based on discounted expected future cash flows. If these securities are held to maturity, no change in fair market value will be realized.

Our money market and other short-term investments subject to market risk consist primarily of investments in our merchandise trusts and perpetual care trusts. As of December 31, 2012, the fair value of money market and short-term investments in our merchandise trusts represented 7.4% of the fair value of total trust assets while the fair value of money market and short-term investments in our perpetual care trusts represented 7.6% of the fair value of total trust assets. The aggregate quoted fair value of these money market and short-term investments was $27.9 million and $21.4 million in merchandise trusts and perpetual care trusts, respectively, as of December 31, 2012. Each 1% change in interest rates on these money market and short-term investments would result in changes of approximately $278,900 and $214,190 in the fair market value of the assets in our merchandise trusts and perpetual care trusts, respectively, based on discounted expected future cash flows.

Marketable Equity Securities

Our marketable equity securities subject to market risk consist primarily of investments held in our merchandise trusts and perpetual care trusts. These assets consist of investments in both individual equity securities as well as closed and open ended mutual funds. As of December 31, 2012, the fair value of marketable equity securities in our merchandise trusts represented 17.9% of the fair value of total trust assets while the fair value of marketable equity securities in our perpetual care trusts represented 10.6% of total trust assets. The aggregate quoted fair market value of these marketable equity securities was $67.4 million and $29.9 million in merchandise trusts and perpetual care trusts, respectively, as of December 31, 2012, based on final quoted sales prices. Each 10% change in the average market prices of the equity securities would result in a change of approximately $6.7 million and $3.0 million in the fair market value of securities held in merchandise trusts and perpetual care trusts, respectively. As of December 31, 2012, the fair value of marketable closed and open ended mutual funds in our merchandise trusts represented 67.3% of the fair value of total trust assets while the fair value of closed and open ended mutual funds in our perpetual care trusts represented 73.1% of total trust assets. The aggregate quoted fair market value of these closed and open ended mutual funds was $253.0 million and $206.4 million in merchandise trusts and perpetual care trusts, respectively, as of December 31, 2012, based on final quoted sales prices. Each 10% change in the average market prices of the closed and open ended mutual funds would result in a change of approximately $25.3 million and $20.6 million in the fair market value of securities held in merchandise trusts and perpetual care trusts, respectively.

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

We recognize the challenges we face in achieving our investment objectives in light of the uncertainties and complexities of contemporary investment markets. Furthermore, we recognize that, in order to achieve the stated long-term objectives, we may have short-term declines in market value. Given the need to maintain consistent values in the portfolio, we have attempted to develop a strategy which is likely to maximize returns and earnings without experiencing overall declines in value in excess of 3% over any 12-month period. We were able to achieve this objective in 2010. However in the third quarter of 2011, the markets took a downturn over fears of a European debt crisis and did not fully recover by year end. As a result, we did not achieve this objective in 2011. A recovery in the financial markets enabled us to achieve our investment objective in 2012.

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

Debt Instruments

Our New Credit Facility bears interest at a floating rate, based on LIBOR, which is adjusted quarterly. This subjects us to increases in interest expense resulting from movements in interest rates. As of December 31, 2012, we had $101.7 million of borrowings outstanding under our New Credit Facility. After these borrowings, our unused line of credit under the New Credit Facility is $28.3 million. The interest rates on amounts outstanding under the New Credit Facility ranged from approximately 3.6% to 4.1% at December 31, 2012. A 1% increase in our interest rates would increase our annual interest expense by $1.0 million, based on our borrowings outstanding under the New Credit Facility as of December 31. 2012.

In the fourth quarter of 2009, we entered into two interest rate swaps wherein we swapped a fixed rate of interest for a floating rate of interest on $135.0 million of debt. These interest rate swaps subjected us to changes in interest expense resulting from movements in interest rates. We reduced cash paid for interest by approximately $1.0 million for the year ended December 31, 2010 as a result of these interest rate swaps. On October 20, 2010, we elected to terminate the Interest Rate Swaps early and we received a payment of approximately $2.0 million to settle the Interest Rate Swaps. For the year ended December 31, 2010, we recognized a gain of approximately $4.7 million related to the change in fair value and termination payment of the Interest Rate Swaps.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of StoneMor Partners GP LLC and Unitholders of StoneMor Partners L.P.

Levittown, Pennsylvania

We have audited the accompanying consolidated balance sheets of StoneMor Partners L.P. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of StoneMor Partners L.P. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

March 15, 2013

StoneMor Partners L.P.

Consolidated Balance Sheet

(in thousands)

	December 31,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$7,946	$12,058
Accounts receivable, net of allowance	51,895	48,837
Prepaid expenses	3,832	4,266
Other current assets	17,418	16,670

Total current assets	81,091	81,831
Long-term accounts receivable, net of allowance	71,521	68,419
Cemetery property	309,980	298,938
Property and equipment, net of accumulated depreciation	79,740	73,777
Merchandise trusts, restricted, at fair value	375,973	344,515
Perpetual care trusts, restricted, at fair value	282,313	254,679
Deferred financing costs, net of accumulated amortization	9,238	8,817
Deferred selling and obtaining costs	76,317	68,542
Deferred tax assets	381	415
Goodwill	42,392	32,145
Other assets	14,779	16,680

Total assets	$1,343,725	$1,248,758

Liabilities and partners’ capital
Current liabilities:
Accounts payable and accrued liabilities	$28,973	$26,428
Accrued interest	1,833	1,632
Current portion, long-term debt	2,175	1,487

Total current liabilities	32,981	29,547
Other long-term liabilities	1,835	2,830
Long-term debt	252,774	193,835
Deferred cemetery revenues, net	497,861	441,678
Deferred tax liabilities	14,910	16,968
Merchandise liability	125,869	128,942
Perpetual care trust corpus	282,313	254,679

Total liabilities	1,208,543	1,068,479

Commitments and Contingencies
Partners’ capital
General partner	386	2,192
Common partners	134,796	178,087

Total partners’ capital	135,182	180,279

Total liabilities and partners’ capital	$1,343,725	$1,248,758

See Accompanying Notes to the Consolidated Financial Statements.

StoneMor Partners L.P.

Consolidated Statement of Operations

(in thousands, except unit data)

	2012	2011	2010
Revenues:
Cemetery
Merchandise	$114,025	$108,088	$94,898
Services	46,094	46,995	40,951
Investment and other	46,808	42,901	35,897
Funeral home
Merchandise	15,551	12,810	10,435
Services	20,128	17,594	15,111

Total revenues	242,606	228,388	197,292

Costs and Expenses:
Cost of goods sold (exclusive of depreciation shown separately below):
Perpetual care	5,715	5,727	5,094
Merchandise	22,386	20,388	18,435
Cemetery expense	55,410	57,145	48,784
Selling expense	46,878	45,291	38,245
General and administrative expense	28,928	29,544	24,591
Corporate overhead (including $916, $773, and $711 in unit-based compensation for 2012, 2011 and 2010 respectively)	28,169	23,766	24,379
Depreciation and amortization	9,431	8,534	8,845
Funeral home expense
Merchandise	5,200	4,473	4,001
Services	14,574	11,717	9,752
Other	8,951	7,364	6,184
Acquisition related costs	3,123	4,604	5,715

Total cost and expenses	228,765	218,553	194,025

Operating profit	13,841	9,835	3,267
Gain on sale of funeral home	—	92	—
Gain on acquisitions	122	—	7,152
Gain on termination of operating agreement	1,737	—	—
Early extinguishment of debt	—	4,010	—
Increase in fair value of interest rate swaps	—	—	4,724
Expenses related to refinancing	—	453	—
Interest expense	20,503	19,198	21,973

Loss before income taxes	(4,803)	(13,734)	(6,830)
Income tax expense (benefit)
State	420	(701)	(245)
Federal	(2,210)	(3,318)	(5,138)

Total income tax expense (benefit)	(1,790)	(4,019)	(5,383)

Net loss	$(3,013)	$(9,715)	$(1,447)

General partner’s interest in net loss for the period	$(60)	$(194)	$(29)
Limited partners’ interest in net loss for the period	$(2,953)	$(9,521)	$(1,418)
Net loss per limited partner unit (basic and diluted)	$(0.15)	$(0.50)	$(0.10)
Weighted average number of limited partners’ units outstanding (basic and diluted)	19,445	18,947	14,133
Distributions declared per unit	$2.35	$2.34	$2.25

See Accompanying Notes to the Consolidated Financial Statements.

StoneMor Partners L.P.

Consolidated Statement of Partners’ Capital

(in thousands)

	Partners’ Capital
	Common	General
	Unit Holders	Partner	Total
Balance, December 31, 2009	$110,098	$1,839	$111,937

Proceeds from public offering	38,891	—	38,891
Issuance of common units	9,727	—	9,727
Compensation related to UARs	488	—	488
General partner contribution	—	1,038	1,038
Net loss	(1,418)	(29)	(1,447)
Cash distribution	(31,404)	(1,039)	(32,443)

Balance, December 31, 2010	126,382	1,809	128,191

Issuance of common units	264	—	264
Proceeds from public offering	103,207	—	103,207
General partner contribution	—	2,262	2,262
Compensation related to UARs	675	—	675
Net loss	(9,521)	(194)	(9,715)
Cash distribution	(42,920)	(1,685)	(44,605)

Balance, December 31, 2011	178,087	2,192	180,279

Issuance of common units	4,754	—	4,754
General partner contribution	—	89	89
Compensation related to UARs	527	—	527
Net loss	(2,953)	(60)	(3,013)
Cash distribution	(45,619)	(1,835)	(47,454)

Balance, December 31, 2012	$134,796	$386	$135,182

See Accompanying Notes to the Consolidated Financial Statements.

StoneMor Partners L.P.

Consolidated Statement of Cash Flows

(in thousands)

	2012	2011	2010
Operating activities:
Net loss	$(3,013)	$(9,715)	$(1,447)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cost of lots sold	7,818	6,664	7,124
Depreciation and amortization	9,431	8,534	8,845
Unit-based compensation	916	773	711
Accretion of debt discounts	1,739	1,354	340
Change in fair value of interest rate swaps	—	—	(2,681)
Write-off of deferred financing fees	—	453	—
Gain on sale of funeral home	—	(92)	—
Gain on acquisitions	(122)	—	(7,152)
Gain on termination of operating agreement	(1,737)	—	—
Fees paid related to early extinguishment of debt	—	4,010	—
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(5,475)	(9,241)	(15,357)
Allowance for doubtful accounts	1,210	2,217	951
Merchandise trust fund	(11,806)	(23,889)	(13,517)
Prepaid expenses	527	1,273	(252)
Other current assets	(2,165)	(7,355)	(3,836)
Other assets	128	291	143
Accounts payable and accrued and other liabilities	4,330	868	516
Deferred selling and obtaining costs	(7,775)	(9,120)	(9,640)
Deferred cemetery revenue	47,548	47,598	46,060
Deferred taxes (net)	(2,398)	(3,488)	(5,301)
Merchandise liability	(7,260)	(5,669)	(2,401)

Net cash provided by operating activities	31,896	5,466	3,106

Investing activities:
Cash paid for cemetery property	(7,098)	(7,126)	(2,200)
Purchase of subsidiaries	(27,976)	(16,142)	(39,127)
Proceeds from divestiture of funeral home	—	122	—
Cash paid for management agreements	—	—	(346)
Cash paid for property and equipment	(4,874)	(6,040)	(7,878)

Net cash used in investing activities	(39,948)	(29,186)	(49,551)

Financing activities:
Cash distribution	(47,454)	(44,605)	(32,443)
Additional borrowings on long-term debt	84,000	48,050	75,400
Repayments of long-term debt	(30,271)	(75,184)	(41,712)
Proceeds from public offering	—	103,207	38,891
Proceeds from general partner contribution	89	2,262	1,038
Fees paid related to early extinguishment of debt	—	(4,010)	—
Cost of financing activities	(2,424)	(1,477)	(673)

Net cash provided by financing activities	3,940	28,243	40,501

Net increase (decrease) in cash and cash equivalents	(4,112)	4,523	(5,944)
Cash and cash equivalents—Beginning of period	12,058	7,535	13,479

Cash and cash equivalents—End of period	$7,946	$12,058	$7,535

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$18,481	$18,130	$21,433
Cash paid during the period for income taxes	$4,101	$2,452	$1,411
Non-cash investing and financing activities
Acquisition of assets by financing	$287	$294	$—
Issuance of limited partner units for cemetery acquisition	$4,753	$264	$5,785
Acquisition of assets by assumption of directly related liability	$2,469	$—	$2,532

See Accompanying Notes to the Consolidated Financial Statements.

1.	NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

StoneMor Partners L.P. (“StoneMor”, the “Company” or the “Partnership”) is a provider of funeral and cemetery products and services in the death care industry in the United States. Through its subsidiaries, StoneMor offers a complete range of funeral merchandise and services, along with cemetery property, merchandise and services, both at the time of need and on a pre-need basis. As of December 31, 2012, the Partnership owned 258 and operated 276 cemeteries in 27 states and Puerto Rico and owned and operated 86 funeral homes in 18 states and Puerto Rico.

Basis of Presentation

The consolidated financial statements included in this Form 10-K have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts of each of the Company’s subsidiaries. These statements also include the accounts of the merchandise and perpetual care trusts in which the Company has a variable interest and is the primary beneficiary. The Company operates 18 cemeteries under long-term operating or management contracts. The operations of 16 of these managed cemeteries have been consolidated in accordance with the provisions of Accounting Standards Codification (ASC) 810. The financial statements also include the effects of retrospective adjustments, resulting from the Company’s 2012 and 2011 acquisitions (see Note 14).

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

Total revenues derived from the cemeteries under long-term management or operating contracts totaled approximately $39.2 million, $39.5 million and $33.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Summary of Significant Accounting Policies

The significant accounting policies followed by the Company are summarized below:

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less from the time they are acquired to be cash equivalents.

Cemetery Property

Cemetery property consists of developed and undeveloped cemetery property, constructed mausoleum crypts and lawn crypts and other cemetery property. Cemetery property is valued at cost, which is not in excess of market value.

Property and Equipment

Property and equipment is recorded at cost and depreciated on a straight-line basis. Maintenance and repairs are charged to expense as incurred, whereas additions and major replacements are capitalized and depreciation is recorded over their estimated useful lives as follows:

Buildings and improvements	10 to 40 years
Furniture and equipment	3 to 10 years
Leasehold improvements	over the shorter of the term of the lease or the life of the asset

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

Inventories

Inventories are classified within other current assets on the Company’s consolidated balance sheet and include cemetery and funeral home merchandise valued at the lower of cost or net realizable value. Cost is determined primarily on a specific identification basis on a first-in, first-out basis. Inventories were approximately $4.7 million and $6.4 million at December 31, 2012 and 2011, respectively.

Impairment of Long-Lived Assets

The Company monitors the recoverability of long-lived assets, including cemetery property, property and equipment and other assets, based on estimates using factors such as current market value, future asset utilization, business and regulatory climate and future undiscounted cash flows expected to result from the use of the related assets. The Company’s policy is to evaluate an asset for impairment when events or circumstances indicate that a long-lived asset’s carrying value may not be recovered. An impairment charge is recorded to write-down the asset to its fair value if the sum of future undiscounted cash flows is less than the carrying value of the asset. No impairment charges were recorded during the years ended December 31, 2012, 2011 and 2010, respectively.

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

Pre-need sales are usually made on an installment contract basis. Contracts are usually for a period not to exceed 60 months with payments of principal and interest required. For those contracts that do not bear a market rate of interest, the Company imputes such interest based upon the prime rate plus 150 basis points (this resulted in a rate of 4.75% for contracts entered into during the years ended December 31, 2012, 2011, and 2010) in order to segregate the principal and interest component of the total contract value.

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

The allowance for customer cancellations is established based on management’s estimates of expected cancellations and historical experiences and is currently averaging approximately 10% of total contract values. Future cancellation rates may differ from this current estimate. Management will continue to evaluate cancellation rates and will make changes to the estimate should the need arise. Actual cancellations did not vary significantly from the estimates of expected cancellations at December 31, 2012 and December 31, 2011, respectively.

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

Net Income per Unit

Basic net income per unit is determined by dividing net income, after deducting the amount of net income allocated to the general partner interest from its issuance date of September 20, 2004, by the weighted average number of units outstanding during the period. Diluted net income per unit is calculated in the same manner as basic net income per unit, except that the weighted average number of outstanding units is increased to include the dilutive effect of outstanding unit options or phantom unit options. All outstanding unit appreciation rights (See Note 12) that would have a dilutive effect were assumed to be exercised and converted to common units using the average fair market value of a common unit for the period presented. The diluted weighted average number of limited partners’ units outstanding presented on the consolidated statement of operations does not include 253,384 units, 322,866 units and 213,261 units for the years ended December 31, 2012, 2011, and 2010, respectively, as their effects would be anti-dilutive.

Reclassifications

Certain amounts in the prior year presentation of long-term debt have been reclassified to conform to the current year presentation.

Use of Estimates

Preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting periods. As a result, actual results could differ from those estimates. The most significant estimates in the consolidated financial statements are the valuation of assets in the merchandise trust and perpetual care trust, allowance for cancellations, unit-based compensation, merchandise liability, deferred sales revenue, deferred margin, deferred merchandise trust investment earnings, deferred obtaining costs and income taxes. Deferred sales revenue, deferred margin and deferred merchandise trust investment earnings are included in deferred cemetery revenues, net, on the consolidated balance sheet.

2.	LONG-TERM ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

Long-term accounts receivable, net, consisted of the following:

	As of December 31,
	2012	2011
	(in thousands)
Customer receivables	$159,726	$151,517
Unearned finance income	(18,377)	(16,679)
Allowance for contract cancellations	(17,933)	(17,582)

	123,416	117,256
Less: current portion—net of allowance	51,895	48,837

Long-term portion—net of allowance	$71,521	$68,419

Activity in the allowance for contract cancellations is as follows:

	For the Year Ended December 31,
	2012	2011	2010
	(in thousands)
Balance—Beginning of period	$17,582	$15,832	$13,350
Provision for cancellations	16,768	18,649	16,529
Charge-offs—net	(16,417)	(16,899)	(14,047)

Balance—End of period	$17,933	$17,582	$15,832

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

Management evaluates customer receivables for impairment on an individual contract basis based upon the age of the receivable and a customer’s payment history. The Company’s receivables primarily relate to pre-need sales and therefore the Company has not performed the service or fulfilled all of its obligations for the merchandise to which the receivable relates. As a result, the Company has some leverage with its customers in terms of collecting its receivables. Further, the Company will be flexible with customers who have difficulty making payments and will try to create revised or alternative payment agreements with the customer. As a result, the Company does not write-off a receivable until all possible collection efforts have been exhausted. As of December 31, 2012 and 2011, approximately 9% of the Company’s gross accounts receivable balance was 90 days past due.

3. CEMETERY PROPERTY

Cemetery property consists of the following:

	As of December 31,
	2012	2011
	(in thousands)
Developed land	$71,318	$64,266
Undeveloped land	162,275	160,151
Mausoleum crypts and lawn crypts	69,525	69,949
Other land	6,862	4,572

Total	$309,980	$298,938

4. PROPERTY AND EQUIPMENT

Major classes of property and equipment follow:

	As of December 31,
	2012	2011
	(in thousands)
Building and improvements	$82,056	$75,076
Furniture and equipment	42,353	36,863

	124,409	111,939
Less: accumulated depreciation	(44,669)	(38,162)

Property and equipment—net	$79,740	$73,777

Depreciation expense was $7.2 million, $5.9 million and $5.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

5. MERCHANDISE TRUSTS

At December 31, 2012 and December 31, 2011, the Company’s merchandise trusts consisted of the following types of assets:

•	Money Market Funds that invest in low risk short term securities;

•	Publicly traded mutual funds that invest in underlying debt securities;

•	Publicly traded mutual funds that invest in underlying equity securities;

•	Equity investments that are currently paying dividends or distributions. These investments include Real Estate Investment Trusts (“REIT’s”), Master Limited Partnerships and global equity securities;

•	Fixed maturity debt securities issued by various corporate entities;

•	Fixed maturity debt securities issued by the U.S. Government and U.S. Government agencies; and

•	Fixed maturity debt securities issued by U.S. states and local government agencies.

All of these investments are classified as Available for Sale as defined by the Investments in Debt and Equity topic of the ASC. Accordingly, all of the assets are carried at fair value. All of these investments are considered to be either Level 1 or Level 2 assets as defined by the Fair Value Measurements and Disclosures topic of the ASC. See Note 16 for further details. There were no Level 3 assets.

The merchandise trusts are variable interest entities (VIE) for which the Company is the primary beneficiary. The assets held in the merchandise trusts are required to be used to purchase the merchandise to which they relate. If the value of these assets falls below the cost of purchasing such merchandise, the Company may be required to fund this shortfall.

The Company has included $7.6 million and $6.9 million of investments held in trust by the West Virginia Funeral Directors Association at December 31, 2012 and December 31, 2011, respectively, in its merchandise trust assets. As required by law, the Company deposits a portion of certain funeral merchandise sales in West Virginia into a trust that is held by the West Virginia Funeral Directors Association. These trusts are recorded at their account value, which approximates fair value.

The cost and market value associated with the assets held in the merchandise trusts at December 31, 2012 and December 31, 2011 is presented below:

As of December 31, 2012	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Short-term investments	$27,890	$—	$—	$27,890
Fixed maturities:
U.S. Government and federal agency	—	—	—	—
U.S. State and local government agency	—	—	—	—
Corporate debt securities	8,590	165	(41)	8,714
Other debt securities	4,320	—	(3)	4,317

Total fixed maturities	12,910	165	(44)	13,031

Mutual funds—debt securities	105,388	3,425	(892)	107,921
Mutual funds—equity securities	145,538	6,229	(6,697)	145,070
Equity securities	68,714	3,448	(4,755)	67,407
Other invested assets	7,376	165	(444)	7,097

Total managed investments	$367,816	$13,432	$(12,832)	$368,416

West Virginia Trust Receivable	7,557	—	—	7,557

Total	$375,373	$13,432	$(12,832)	$375,973

As of December 31, 2011	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Short-term investments	$38,312	$—	$—	$38,312
Fixed maturities:
U.S. Government and federal agency	—	—	—	—
U.S. State and local government agency	23	—	—	23
Corporate debt securities	10,537	19	(791)	9,765
Other debt securities	1,100	—	—	1,100

Total fixed maturities	11,660	19	(791)	10,888

Mutual funds—debt securities	68,291	1,711	(2,581)	67,421
Mutual funds—equity securities	148,209	1,939	(8,860)	141,288
Equity securities	71,760	3,723	(3,131)	72,352
Other invested assets	7,326	34	—	7,360

Total managed investments	$345,558	$7,426	$(15,363)	$337,621

West Virginia Trust Receivable	6,894	—	—	6,894

Total	$352,452	$7,426	$(15,363)	$344,515

The contractual maturities of debt securities as of December 31, 2012 and December 31, 2011 are presented below:

As of December 31, 2012	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
	(in thousands)
U.S. Government and federal agency	$—	$—	$—	$—
U.S. State and local government agency	—	—	—	—
Corporate debt securities	—	3,861	4,853	—
Other debt securities	4,317	—	—	—

Total fixed maturities	$4,317	$3,861	$4,853	$—

As of December 31, 2011	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
	(in thousands)
U.S. Government and federal agency	$—	$—	$—	$—
U.S. State and local government agency	23	—	—	—
Corporate debt securities	—	8,984	781	—
Other debt securities	1,100	—	—	—

Total fixed maturities	$1,123	$8,984	$781	$—

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at December 31, 2012 and December 31, 2011 is presented below:

	Less than 12 months		12 Months or more		Total
As of December 31, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities:
U.S. Government and federal agency	$—	$—	$—	$—	$—	$—
U.S. State and local government agency	—	—	—	—	—	—
Corporate debt securities	2,140	20	297	21	2,437	41
Other debt securities	4,317	3	—	—	4,317	3

Total fixed maturities	6,457	23	297	21	6,754	44

Mutual funds—debt securities	6,388	463	4,198	429	10,586	892
Mutual funds—equity securities	48,255	5,500	19,655	1,197	67,910	6,697
Equity securities	17,932	1,527	15,538	3,228	33,470	4,755
Other invested assets	2,558	444	—	—	2,558	444

Total	$81,590	$7,957	$39,688	$4,875	$121,278	$12,832

	Less than 12 months		12 Months or more		Total
As of December 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities:
U.S. Government and federal agency	$—	$—	$—	$—	$—	$—
U.S. State and local government agency	—	—	—	—	—	—
Corporate debt securities	4,007	351	4,459	440	8,466	791
Other debt securities	—	—	—	—	—	—

Total fixed maturities	4,007	351	4,459	440	8,466	791

Mutual funds—debt securities	19,691	1,109	31,916	1,472	51,607	2,581
Mutual funds—equity securities	32,631	970	59,010	7,890	91,641	8,860
Equity securities	20,349	1,941	5,775	1,190	26,124	3,131
Other invested assets	—	—	—	—	—	—

Total	$76,678	$4,371	$101,160	$10,992	$177,838	$15,363

A reconciliation of the Company’s merchandise trust activities for the years ended December 31, 2012 and December 31, 2011 is presented below:

Year ended December 31, 2012

Fair Value @ 12/31/2011	Contributions	Distributions	Interest/ Dividends	Capital Gain Distributions	Realized Gain/ Loss	Taxes	Fees	Unrealized Change in Fair Value	Fair Value @ 12/31/2012
(in thousands)
$344,515	55,754	(52,618)	16,045	788	8,862	(3,486)	(2,424)	8,537	$375,973

Year ended December 31, 2011

Fair Value @ 12/31/2010	Contributions	Distributions	Interest/ Dividends	Capital Gain Distributions	Realized Gain/ Loss	Taxes	Fees	Unrealized Change in Fair Value	Fair Value @ 12/31/2011
(in thousands)
$318,318	61,851	(39,455)	13,597	9,706	3,723	(1,592)	(2,389)	(19,244)	$344,515

The Company made net deposits into the trusts of approximately $3.1 million and $22.4 million during the years ended December 31, 2012 and 2011, respectively. During the year ended December 31, 2012 purchases and sales of securities available for sale included in trust investments were approximately $464.7 million and $461.0 million, respectively. During the year ended December 31, 2011 purchases and sales of securities available for sale included in trust investments were approximately $279.3 million and $262.6 million, respectively. Contributions include $12.0 million and $15.5 million of assets that were acquired through acquisitions during the years ended December 31, 2012 and 2011, respectively. Distributions include $5.8 million of assets that were divested as a result of the termination of an operating agreement during the year ended December 31, 2012.

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

During the year ended December 31, 2012, the Company determined that there were 8 securities with an aggregate cost basis of approximately $2.0 million and an aggregate fair value of approximately $1.0 million, resulting in an impairment of $1.0 million, wherein such impairment was considered to be other-than-temporary. Accordingly, the Company adjusted the cost basis of these assets to their current value and offset this change against deferred revenue. This reduction in deferred revenue will be reflected in earnings in future periods as the underlying merchandise is delivered or the underlying service is performed.

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

At December 31, 2012 and December 31, 2011, the Company’s perpetual care trusts consisted of the following types of assets:

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

All of these investments are classified as Available for Sale as defined by the Investments in Debt and Equity topic of the ASC. Accordingly, all of the assets are carried at fair value. All of these investments are considered to be either Level 1 or Level 2 assets as defined by the Fair Value Measurements and Disclosures topic of the ASC. See Note 16 for further details. There were no Level 3 assets.

The cost and market value associated with the assets held in perpetual care trusts at December 31, 2012 and December 31, 2011 were as follows:

As of December 31, 2012	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Short-term investments	$21,419	$—	$—	$21,419
Fixed maturities:
U.S. Government and federal agency	408	104	—	512
U.S. State and local government agency	—	—	—	—
Corporate debt securities	22,690	702	(101)	23,291
Other debt securities	371	—	—	371

Total fixed maturities	23,469	806	(101)	24,174

Mutual funds—debt securities	103,909	3,429	(150)	107,188
Mutual funds—equity securities	94,239	5,222	(249)	99,212
Equity securities	23,797	6,563	(455)	29,905
Other invested assets	113	302	—	415

Total	$266,946	$16,322	$(955)	$282,313

As of December 31, 2011	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Short-term investments	$22,607	$—	$—	$22,607
Fixed maturities:
U.S. Government and federal agency	408	105	—	513
U.S. State and local government agency	66	81	—	147
Corporate debt securities	23,359	229	(1,434)	22,154
Other debt securities	371	—	—	371

Total fixed maturities	24,204	415	(1,434)	23,185

Mutual funds—debt securities	61,700	185	(1,079)	60,806
Mutual funds—equity securities	104,824	4,295	(9,621)	99,498
Equity securities	39,199	9,326	(112)	48,413
Other invested assets	327	156	(313)	170

Total	$252,861	$14,377	$(12,559)	$254,679

The contractual maturities of debt securities as of December 31, 2012 and December 31, 2011 are as follows:

	Less than	1 year through	6 years through	More than
As of December 31, 2012	1 year	5 years	10 years	10 years
	(in thousands)
U.S. Government and federal agency	$128	$384	$—	$—
U.S. State and local government agency	—	—	—	—
Corporate debt securities	78	10,847	12,366	—
Other debt securities	371	—	—	—

Total fixed maturities	$577	$11,231	$12,366	$—

	Less than	1 year through	6 years through	More than
As of December 31, 2011	1 year	5 years	10 years	10 years
	(in thousands)
U.S. Government and federal agency	$—	$388	$125	$—
U.S. State and local government agency	147	—	—	—
Corporate debt securities	128	19,762	2,264	—
Other debt securities	371	—	—	—

Total fixed maturities	$646	$20,150	$2,389	$—

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at December 31, 2012 and December 31, 2011 held in perpetual care trusts is presented below:

	Less than 12 months		12 Months or more		Total
As of December 31, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities:
U.S. Government and federal agency	$—	$—	$—	$—	$—	$—
U.S. State and local government agency	—	—	—	—	—	—
Corporate debt securities	4,630	48	711	53	5,341	101
Other debt securities	—	—	—	—	—	—

Total fixed maturities	4,630	48	711	53	5,341	101

Mutual funds—debt securities	859	35	870	115	1,729	150
Mutual funds—equity securities	34,805	249	—	—	34,805	249
Equity securities	4,269	238	545	217	4,814	455
Other invested assets	—	—	—	—	—	—

Total	$44,563	$570	$2,126	$385	$46,689	$955

	Less than 12 months		12 Months or more		Total
As of December 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities:
U.S. Government and federal agency	$—	$—	$—	$—	$—	$—
U.S. State and local government agency	—	—	—	—	—	—
Corporate debt securities	7,967	727	8,471	707	16,438	1,434
Other debt securities	—	—	—	—	—	—

Total fixed maturities	7,967	727	8,471	707	16,438	1,434

Mutual funds—debt securities	37,956	772	1,675	307	39,631	1,079
Mutual funds—equity securities	21,483	3,023	44,416	6,598	65,899	9,621
Equity securities	2,978	106	351	6	3,329	112
Other invested assets	170	313	—	—	170	313

Total	$70,554	$4,941	$54,913	$7,618	$125,467	$12,559

A reconciliation of the Company’s perpetual care trust activities for the years ended December 31, 2012 and 2011 is presented below:

Year ended December 31, 2012

Fair Value @ 12/31/2011	Contributions	Distributions	Interest/ Dividends	Capital Gain Distributions	Realized Gain/ Loss	Taxes	Fees	Unrealized Change in Fair Value	Fair Value @ 12/31/2012
(in thousands)
$254,679	12,535	(15,025)	16,740	123	2,208	(659)	(1,837)	13,549	$282,313

Year ended December 31, 2011

Fair Value @ 12/31/2010	Contributions	Distributions	Interest/ Dividends	Capital Gain Distributions	Realized Gain/ Loss	Taxes	Fees	Unrealized Change in Fair Value	Fair Value @ 12/31/2011
(in thousands)
$249,690	15,307	(13,720)	15,819	1,076	2,408	(910)	(1,461)	(13,530)	$254,679

The Company made net withdrawals out of the trust of approximately $2.5 million and net deposits into the trust of approximately $1.6 million during the years ended December 31, 2012 and 2011, respectively. During the year ended December 31, 2012 purchases and sales of securities available for sale included in trust investments were approximately $299.9 million and $297.8 million, respectively. During the year ended December 31, 2011 purchases and sales of securities available for sale included in trust investments were approximately $139.9 million and $127.2 million, respectively. Contributions include $5.0 million and $8.3 million of assets that were acquired through acquisitions during the years ended December 31, 2012 and 2011, respectively.

Other-Than-Temporary Impairment of Trust Assets

Refer to Note 5 for a detailed discussion of the accounting rules related to other-than-temporarily impaired assets and the Company’s procedures for evaluating whether impairment to assets are other than temporary.

During the year ended December 31, 2012, the Company determined that there were 2 securities with an aggregate cost basis of approximately $10.6 million and an aggregate fair value of approximately $7.8 million, resulting in an impairment of $2.8 million, wherein such impairment was considered to be other-than-temporary. Accordingly, the Company adjusted the cost basis of these assets to their current value and offset this change against the liability for perpetual care trusts corpus.

During the year ended December 31, 2011, the Company determined that there was a single security with an aggregate cost basis of less than $0.1 million which was substantially impaired, and such impairment was considered to be other-than-temporary. Accordingly, the Company adjusted the cost basis of this asset to its current value and offset this change against the liability for perpetual care trusts corpus.

7.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company has recorded goodwill of approximately $42.4 million and $32.1 million as of December 31, 2012 and 2011, respectively. This amount represents the excess of the purchase price over the fair value of identifiable net assets acquired in acquisitions. Goodwill acquired during 2011 has been retrospectively adjusted for purchase accounting adjustments related to certain 2011 acquisitions. See Note 14 for further details.

A rollforward of goodwill by reportable segment is as follows:

	Cemeteries			Funeral Homes	Total
	Southeast	Northeast	West
	(in thousands)
Balance as of January 1, 2011	$456	$—	$11,801	$5,896	$18,153
Goodwill acquired from acquisitions during 2011	5,278	—	147	8,567	13,992

Balance as of December 31, 2011	5,734	—	11,948	14,463	32,145

Goodwill acquired from acquisitions during 2012	440	—	—	9,807	10,247

Balance as of December 31, 2012	$6,174	$—	$11,948	$24,270	$42,392

The Company evaluates the carrying value of goodwill during the fourth quarter of each year or more frequently if events and circumstances indicate that the asset may have been impaired. No impairment of the Company’s goodwill has been identified during the years ended December 31, 2012, 2011 or 2010.

Other Acquired Intangible Assets

The Company has other acquired intangible assets, most of which have been recognized as a result of acquisitions and long-term operating agreements. These amounts are included within other assets on the consolidated balance sheet. All of the intangible assets are subject to amortization. The major classes of intangible assets are as follows:

	As of			As of
	December 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net Intangible Asset
	(in thousands)
Amortized Intangible Assets:
Underlying contract value	$6,239	$(555)	$5,684	$8,484	$(546)	$7,938
Non-compete agreements	6,023	(2,553)	3,470	3,820	(1,413)	2,407
Other intangible assets	269	(81)	188	205	(67)	138

Total Intangible Assets	$12,531	$(3,189)	$9,342	$12,509	$(2,026)	$10,483

Underlying Contract Value of Long-Term Operating Agreements

The Company entered into three long-term operating agreements during 2009, wherein it became the exclusive operator of cemetery properties. These long-term operating agreements did not qualify for acquisition accounting. Further, the Company’s agreement with Kingwood Memorial Park Association was amended in the first quarter of 2012, and subsequently qualified for acquisition accounting as discussed in Note 14. This change caused the entire decrease in the gross carrying amount of the underlying contract value as of December 31, 2012. The fair value of the consideration paid and liabilities assumed to enter into the remaining agreements exceeded the fair value of assets acquired by approximately $6.2 million. This amount, which represents the underlying contract values, has been recorded as an intangible asset and is being amortized on the straight-line basis over the expected life of the contracts, which is 40 years. The amortization expense is included as a component of depreciation and amortization in the consolidated statement of operations.

Non-Compete Agreements

In connection with certain acquisitions entered into in 2010, 2011 and 2012, the Company entered into non-compete agreements with the former owners of the acquired entities (See Note 14 for further details). The non-compete agreements were valued in purchase accounting at a fair value of approximately $6.0 million. The fair value was determined by comparing the discounted cash flows of the acquired business with and without competition. The non-compete agreements are being amortized on the straight-line basis over the life of the agreements, which is 4 to 6 years. The amortization expense is included as a component of depreciation and amortization in the consolidated statement of operations.

At December 31, 2012, amortization expense related to intangible assets with definite lives is estimated to be the following for each of the next five years:

For the Year Ending December 31,	Amortization Expense
(in thousands)
2013	$1,355
2014	1,194
2015	717
2016	646
2017	$421

8.	DERIVATIVE INSTRUMENTS

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

The Interest Rate Swaps did not qualify for hedge accounting. Accordingly, the fair value of the Interest Rate Swaps was reported on the Company’s consolidated balance sheet and periodic changes in the fair value of the Interest Rate Swaps were recorded in earnings. On October 20, 2010, the Company elected to terminate the Interest Rate Swaps early. Upon termination, the Company received a payment of approximately $2.0 million to settle the Interest Rate Swaps. For the year ended December 31, 2010, the Company recognized a gain of approximately $4.7 million related to the change in fair value and termination payment of the Interest Rate Swaps.

9.	LONG-TERM DEBT

The Company had the following outstanding debt:

	As of December 31,
	2012	2011
	(in thousands)
10.25% senior notes, due 2017	$150,000	$150,000
Revolving Credit Facility, due January 2017	101,700	33,000
Acquisition Credit Facility, due January 2017	—	10,750
Notes payable—acquisition debt	1,465	2,001
Notes payable—acquisition non-competes	3,830	1,725
Insurance and vehicle financing	1,298	1,358

Total	258,293	198,834
Less current portion	2,175	1,487
Less unamortized bond and note payable discounts	3,344	3,512

Long-term portion	$252,774	$193,835

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

The Purchase Agreement contains customary representations and warranties of the parties and indemnification and contribution provisions under which the Company, the Issuers, and other Note Guarantors, on one hand, and the Initial Purchasers, on the other, have agreed to indemnify each other against certain liabilities, including liabilities under the Securities Act. The Company’s Senior Notes are valued using Level 2 inputs as defined by the Fair Value Measurements and Disclosures topic of the ASC. Based on trades made at the end of the year, the Company has estimated the fair value of its Senior Notes to be in excess of par and trading at a premium of 4.17%, which would imply a fair value of $156.3 million at December 31, 2012.

Indenture

On November 24, 2009, the Issuers, the Company and the other Note Guarantors, entered into an indenture (the “Indenture”), among the Issuers, the Company, the other Note Guarantors and Wilmington Trust FSB, as trustee (the “Trustee”) governing the Senior Notes.

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

The Indenture requires the Company, the Issuers and/or the Note Guarantors, as applicable, to comply with various covenants including, but not limited to, covenants that, subject to certain exceptions, limit the Company’s and its subsidiaries’ ability to (i) incur additional indebtedness; (ii) make certain dividends, distributions, redemptions or investments; (iii) enter into certain transactions with affiliates; (iv) create, incur, assume or permit to exist certain liens against their assets; (v) make certain sales of their assets; and (vi) engage in certain mergers, consolidations or sales of all or substantially all of their assets. The Indenture also contains various affirmative covenants regarding, among other things, delivery of certain reports filed with the SEC and materials required pursuant to Rule 144A under the Securities Act to holders of the Senior Notes and joinder of future subsidiaries as Note Guarantors under the Indenture. The Company was in compliance with all financial covenants at December 31, 2012.

Events of default under the Indenture that could, subject to certain conditions, cause all amounts owing under the Senior Notes to become immediately due and payable include, but are not limited to, the following:

1.	failure by the Issuers to pay interest on any of the Senior Notes when it becomes due and the continuance of any such failure for 30 days;

2.	failure by the Issuers to pay the principal on any of the Senior Notes when it becomes due and payable, whether at stated maturity, upon redemption, upon purchase, upon acceleration or otherwise;

3.	the Issuers’ failure to comply with the agreements and covenants relating to limitations on entering into certain mergers, consolidations or sales of all or substantially all of their assets or in respect of their obligations to purchase the Senior Notes in connection with a Change of Control;

4.	failure by the Company or the Issuers to comply with any other agreement or covenant in the Indenture and the continuance of this failure for 60 days after notice of the failure has been given to the Company by the Trustee or holders of at least 25% of the aggregate principal amount of the Senior Notes then outstanding;

5.	failure by the Company to comply with its covenant to deliver certain reports and the continuance of such failure to comply for a period of 120 days after written notice thereof has been given to the Company by the Trustee or by the holders of at least 25% in aggregate principal amount of the Senior Notes then outstanding;

6.	certain defaults under mortgages, indentures or other instruments or agreements under which there may be issued or by which there may be secured or evidenced indebtedness of the Company or any Restricted Subsidiary, whether such indebtedness now exists or is incurred after the date of the Indenture;

7.	certain judgments or orders that exceed $7.5 million for the payment of money have been entered by a court of competent jurisdiction against the Company or any Restricted Subsidiary and such judgments have not been satisfied, stayed, annulled or rescinded within 60 days of being entered;

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

Note Purchase Agreement

On August 15, 2007, the Company entered into, along with the General Partner and certain of the Company’s subsidiaries, (collectively, the “Note Issuers”) the Amended and Restated Note Purchase Agreement (the “NPA”). The NPA was amended seven times prior to January 28, 2011 to, among other things, amend borrowing levels, interest rates, maturity dates and covenants. On January 28, 2011, and in connection with the Company’s February 2011 follow-on public offering of common units, the Company entered into an amendment to its credit agreement. This amendment included the lenders’ consent to the use of a portion of the proceeds from the public offering of common units to redeem in full the outstanding $17.5 million of 12.5% Series B and $17.5 million of 12.5% Series C Notes and to pay an aggregate make-whole premium of $4.0 million related thereto, which represented the Company’s final obligations outstanding under the NPA. The make-whole premium has been classified as early extinguishment of debt on the consolidated statement of operations.

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

The Original Credit Agreement initially provided that: (1) the Acquisition Credit Facility would have a maximum principal amount of $40.0 million (with an option to increase such facility by an additional $15.0 million on an uncommitted basis) and the term of 5 years, and (2) the Revolving Credit Facility would have a maximum principal amount of $25.0 million (with an option to increase such facility by up to $10.0 million on an uncommitted basis) and a term of 5 years. Amounts borrowed under the Acquisition Credit Facility and repaid or prepaid may not be reborrowed and amounts borrowed under the Revolving Credit Facility and repaid or prepaid during the term may be reborrowed. In addition, Bank of America agreed to provide to the borrowers swing line loans (“Swing Line Loans”) with a maximum limit of $5.0 million, which is a part of the Revolving Credit Facility. Loans outstanding under the Acquisition Credit Facility and the Revolving Credit Facility bear interest at rates set forth in the Credit Agreement, which has since been amended as described below.

The Original Credit Agreement was amended seven times prior to April 29, 2011, to, among other things, amend borrowing levels, interest rates and covenants. On April 29, 2011, the Company entered into the Second Amended and Restated Credit Agreement (the “Revised Credit Agreement”) among the Operating Company as the Borrower, each of the subsidiaries of the Operating Company as additional Borrowers, the General Partner and the Company as Guarantors, the Lenders identified therein, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer. The terms of the Revised Credit Agreement are substantially the same as the terms of the Original Credit Agreement. The primary purpose of entering into the Revised Credit Agreement was to consolidate the amendments to the Original Credit Agreement and to update outdated references. The Revised Credit Agreement provided for both an Acquisition Credit Facility of $65.0 million and a Revolving Credit Facility of $55.0 million, (together, the “Credit Facility”). This agreement was further amended two times prior to January 19, 2012.

On January 19, 2012, the Company entered into the Third Amended and Restated Credit Agreement (the “Credit Agreement”) which amended the Revised Credit Agreement. The terms of the Credit Agreement and the Revised Credit Agreement are substantially similar. The current terms of the Credit Agreement are set forth below. Capitalized terms which are not defined in the following description shall have the meaning assigned to such terms in the Credit Agreement. The Credit Agreement consolidates the Acquisition Credit Facility and the Revolving Credit Facility into a single Revolving Credit Facility with a borrowing limit of $130.0 million. The maturity date of the Credit Facility is January 19, 2017.

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

On February 19, 2013, the Company entered into the First Amendment to the Third Amended and Restated Credit Agreement which increased the total availability under the Credit Facility by $10.0 million to a maximum total borrowing of $140.0 million.

The Credit Agreement contains restrictive covenants that, among other things, prohibit distributions upon defined events of default, restrict investments and sales of assets and require the Company to maintain certain financial covenants, including specified financial ratios. A material decrease in revenues could cause the Company to breach certain of its financial covenants, such as the Consolidated Leverage Ratio, Consolidated Debt Service Coverage Ratio and the Consolidated EBITDA covenant, under the Credit Agreement. Any such breach could allow the Lenders to accelerate (or create cross-default under) the Company’s debt which would have a material adverse effect on the Company’s business, financial condition or results of operations.

The Company has financial covenants as follows, after considering amendments from the Credit Agreement. The Company will not permit Consolidated EBITDA for the most recently completed four fiscal quarters of the Partnership (the “Measurement Period”) must not be less than the sum of (i) $53.5 million plus (ii) 80% of the aggregate of all Consolidated EBITDA for each Permitted Acquisition completed after September 30, 2011.The Company’s maximum Consolidated Leverage Ratio, which is the ratio of Consolidated Funded Indebtedness to Consolidated EBITDA, is 3.65 to 1.0 for all Measurement Periods. The Consolidated Debt Service Coverage Ratio, which replaces the Consolidated Fixed Charge Coverage Ratio and whose calculation does not include distributions made by the Partnership, must not be less than 2.5 to 1.0 for any Measurement Period. In addition, the Company will not be permitted to have Maintenance Capital Expenditures, as defined in the Credit Agreement, for any Measurement Period ending in 2012, 2013, and 2014 and thereafter exceeding $6.7 million, $7.3 million and $8.0 million, respectively.

The Borrowers under the Credit Agreement paid fees to Bank of America, as Administrative Agent, and BAS, as Arranger. In addition, the Credit Agreement requires the Borrowers to pay an unused commitment fee, which is calculated based on the amount by which the commitments under the Credit Agreement exceed the usage of such commitments. The Commitment Fee ranges from 0.375% to 0.75% depending on the Company’s Consolidated Leverage Ratio.

The proceeds of the Credit Facility may be used by the Borrowers to finance working capital requirements, Permitted Acquisitions, and the purchase and construction of mausoleums. The Borrowers’ obligations under the Credit Agreement are guaranteed by both the Partnership and StoneMor GP LLC.

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

As of December 31, 2012, there were $101.7 million of outstanding borrowings under the Credit Facility, and the Company was in compliance with applicable financial covenants. The carrying amount of the debt approximates its fair value. The Consolidated Leverage Ratio was 3.48 at December 31, 2012. The Consolidated Debt Service Coverage Ratio was 3.48 at December 31, 2012. At December 31, 2012, amounts outstanding under the Credit Facility bear interest at rates that range from 3.6% to 4.1%.

Notes Payable Acquisitions

In July of 2009, certain of the Company’s subsidiaries entered into a $1.4 million note purchase agreement in connection with an operating agreement in which the Company became the exclusive operator of Green Lawn Cemetery (the “Green Lawn Note”). The Green Lawn Note bears interest at a rate of 6.5% per year on unpaid principal and is payable monthly, beginning on August 1, 2009. Principal on the note is due in 96 equal installments beginning on July 1, 2011. At December 31, 2012 and 2011, the liability related to the installment note was stated on the Company’s consolidated balance sheet at approximately $1.2 million and $1.3 million, respectively.

In June of 2010, certain of the Company’s subsidiaries issued two installment notes in connection with the second quarter acquisition discussed in Note 14. The installment notes are to be paid over a 4 year period and mature April 1, 2014. The installment notes do not have a stated rate of interest. The Company has recorded the installment notes at their fair market value of approximately $2.6 million. The face amounts of the installment notes were discounted approximately $0.7 million, and the discount will be amortized to interest expense over the life of the installment notes. The installment notes bear 10.25% interest per annum on the portion of the outstanding balance after the maturity date or while there exists any uncured event of default or the exercise by lender of any remedies following the occurrence and during the continuance of any event of default. In addition, if StoneMor voluntarily files for bankruptcy or is involved in an involuntary bankruptcy proceeding, the entire principal balance of the installment notes will automatically become due and payable. At December 31, 2012 and 2011, the liability related to the installment notes was stated on the Company’s consolidated balance sheet at approximately $0.3 million and $0.6 million, respectively.

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

The carrying amounts of the notes payable approximate their fair value.

Acquisition Non-Compete Notes

In connection with several of the Company’s 2012, 2011 and 2010 acquisitions, certain of the Company’s subsidiaries issued installment notes in consideration for non-compete agreements executed with the former owners of the acquired entities. The installment notes have varying payment terms and mature between April 1, 2014 and December 31, 2017. The installment notes do not have a stated rate of interest. At inception, the Company recorded the installment notes at their fair market value of approximately $4.8 million. The face amounts of the installment notes were discounted approximately $1.0 million, and the discount will be amortized to interest expense over the life of the installment notes. At December 31, 2012 and 2011, the liability related to the installment notes, net of discounts, was stated on the Company’s consolidated balance sheet at approximately $3.3 million and $1.5 million, respectively. The carrying amounts of the installment notes approximate their fair value.

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

The Partnership’s corporate subsidiaries, account for their income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.

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

Components of the income tax provision (benefit) applicable to continuing operations for federal and state taxes are as follows:

	Years ended December 31,
	2012	2011	2010
	(in thousands)
Current provision:
Federal	$(8)	$6	$—
State	616	(538)	306

Total	608	(532)	306

Deferred provision:
Federal	(2,202)	(3,324)	(5,138)
State	(196)	(163)	(551)

Total	(2,398)	(3,487)	(5,689)

Total income tax provision (benefit)	$(1,790)	$(4,019)	$(5,383)

The difference between the statutory federal income tax and the Company’s effective income tax is summarized as follows:

	Years ended December 31,
	2012	2011	2010
	(in thousands)
Computed tax provision (benefit) at the applicable statutory tax rate	$(1,681)	$(4,806)	$(2,322)
State and local taxes net of federal income tax benefit	400	(350)	202
Tax exempt (income) loss	697	300	238
Change in valuation allowance	3,857	3,930	3,210
Partnership earnings not subject to tax	(5,088)	(3,192)	(6,882)
Permanent differences	25	99	171

Income taxes	$(1,790)	$(4,019)	$(5,383)

Deferred tax assets and liabilities result from the following:

	As of December 31,
	2012	2011
	(in thousands)
Deferred tax assets
Prepaid expenses	$3,628	$3,354
State net operating loss	9,978	9,299
Federal net operating loss	57,269	53,464
Alternative minimum tax credit	73	67
Unrealized losses (gains)	(240)	3,175
Valuation allowance	(36,489)	(35,815)

Total deferred tax assets	34,219	33,544

Deferred tax liabilities
Property, plant and equipment	5,908	6,063
Deferred revenue related to future revenues and accounts receivable	33,525	34,819
Deferred revenue related to cemetery property	9,315	9,215

Total deferred tax liabilities	48,748	50,097

Net deferred tax liabilities	$14,529	$16,553

At December 31, 2012, the Company had available approximately less than $0.2 million of alternative minimum tax credit carryforwards, which are available indefinitely, and $163.6 million of federal net operating loss carryforwards, which will begin to expire in 2019 and $201.8 million in state net operating losses, a portion of which expires annually.

Management periodically evaluates all evidence, both positive and negative, in determining whether a valuation allowance to reduce the carrying value of deferred tax assets is required. In 2012, the Company concluded, based on the projected allocations of taxable income, that a deferred tax asset of approximately $0.4 million will more likely than not be realized on several subsidiaries. In addition, several separate taxable subsidiaries were in a deferred tax liability position at December 31, 2012 and recognized those liabilities. The vast majority of the taxable subsidiaries continue to accumulate deferred tax assets that will not more likely than not be realized. A full valuation allowance continues to be maintained on these taxable subsidiaries. Ultimate realization of the deferred tax asset is dependent upon, among other factors, the Partnership’s corporate subsidiaries’ ability to generate sufficient taxable income within the carryforward periods and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used.

The Company follows the provisions of ASC Topic 740 (“ASC 740”) which requires that the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. During the year ended December 31, 2011, the Company recorded an income tax benefit of $0.9 million reversing an unrecognized tax benefit related to uncertain tax positions as the statute of limitations for this item expired. As of December 31, 2012 and December 31, 2011, the Company does not have any unrecognized tax benefits related to uncertain tax positions.

The Company and its subsidiaries are subject to US federal income tax as well as income taxes of multiple state jurisdictions. The Company’s effective tax rate fluctuates over time based on income tax rates in the various tax jurisdictions in which the Company operates and based on the level of earnings in those jurisdictions. The Company is currently under audit by the Internal Revenue Service. The scope of this audit includes an audit of the Company’s qualifying income. In order to be treated as a partnership for federal income tax purposes, at least 90% of the Company’s gross income must be qualifying income.

If the Company were treated as a corporation for federal income tax purposes for any taxable year for which the statute of limitations remains open, including the tax year currently under audit, or for any future taxable year, the Company would pay federal income tax on its taxable income for such year(s) at the corporate tax rate, which is currently a maximum of 35%, and would likely pay state income tax at varying rates. Distributions would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to unitholders. Because a tax would be imposed upon the Company as a corporation, including taxes with respect to prior periods, the Company’s cash available for distribution would be substantially reduced.

In connection with each public offering of the Company’s common units, including its initial public offering of common units, outside counsel reviewed the various categories of the Company’s gross income and opined that it would be classified as a partnership for federal income tax purposes. The Company is fully cooperating with the IRS in the audit process. Although no assurance can be given, the Company does not anticipate any change in its status as a partnership for federal income tax purposes or any change in prior period taxable income.

The Company is not currently under examination by any other federal or state jurisdictions. The federal statute of limitations and certain state statutes of limitations are opened from 2009 forward. Management believes that the accrual for tax liabilities is adequate for all open years. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. On the basis of present information, it is the opinion of the Company’s management that there are no pending assessments that will result in a material effect on the Company’s consolidated financial statements over the next twelve months.

The Company recognizes any interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses for all periods presented. The Company has not recorded any material interest or penalties during any of the years presented.

The net change in the valuation allowance for 2012 was an increase of $674. This change in the valuation allowance is the result of the change in unrealized gains and losses of the Company’s investment portfolio, which is recorded within deferred revenues, net; the results of acquisition accounting; net operating losses that are more likely than not to be realized and net operating losses that do not meet the more likely than not standard.

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

At December 31, 2012 and 2011, deferred cemetery revenues, net, consisted of the following:

	As of December 31,
	2012	2011
	(in thousands)
Deferred cemetery revenue	$346,621	$306,488
Deferred merchandise trust revenue	65,728	50,419
Deferred merchandise trust unrealized gains (losses)	600	(7,937)
Deferred pre-acquisition margin	132,221	135,043
Deferred cost of goods sold	(47,309)	(42,335)

Deferred cemetery revenues, net	$497,861	$441,678

Deferred selling and obtaining costs	$76,317	$68,542

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

Phantom Unit Awards

On November 8, 2006, the General Partner, acting on behalf of the Company, entered into a Key Employee Restricted Phantom Unit Agreement (the “Key Employee Agreement”) with certain of its employees (“Key Employees”).

Under the terms of the Key Employee Agreement, Key Employees received Restricted Phantom Units (“Employee Phantom Units”). Employee Phantom Units are the economic equivalent of one common unit representing limited partner interests of the Company. Employee Phantom Units become payable, in cash or common units, at the Company’s election, upon the full vesting of the Employee Phantom Units. Employee Phantom Units contained no distribution equivalent rights during the vesting period.

A total of 360,500 Employee Phantom Units were granted under the Key Employee Agreement. Half of these units were converted into common units prior to 2009 and half were converted into common units in 2010.

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

There were approximately 71,767, 60,395 and 51,662 Director Phantom Units outstanding at December 31, 2012, 2011 and 2010, respectively.

On December 16, 2009, the General Partner, acting on behalf of the Company, entered into an Executive Restricted Phantom Unit Agreement (the “Executive Agreement”) with certain of the Company’s executives (the “Executives”). Under the terms of the Executive Agreement, 20,000 Restricted Phantom Units (“Executive Phantom Units”) were issued. These units were vested upon issuance.

On November 7, 2012, the General Partner, acting on behalf of the Company, entered into an Executive Restricted Phantom Unit Agreement (the “2012 Executive Agreement”) with an executive of the Company (the “Executive”). Under the terms of the 2012 Executive Agreement, the Executive was awarded 45,000 Restricted Phantom Units (“Executive Phantom Units”) that vest over 3 years as follows; 15,000 Phantom Units vest one year after the Grant Date, 15,000 Phantom Units vest two years after the Grant Date, and 15,000 Phantom Units vest three years after the Grant Date.

Executive Phantom Units become payable, in cash or common units, at the Company’s election, upon the separation of the Executive from service as an executive or upon the occurrence of certain other events specified in the Executive Agreement. The exercise of Executive Phantom Units may be subject to approval by the Company’s limited partners as required by the NYSE listing rules. Each Executive Phantom Unit contains a distribution equivalent right which entitles each Executive to additional Executive Phantom Units upon each distribution made to common unit holders. The calculation of additional Executive Phantom Units granted upon each distribution to common unit holders is equal to an Executives total cumulative Executive Phantom Units at the time of a distribution multiplied by the per unit monetary distribution divided by the fair value of a common unit at the time of the distribution. There were approximately 71,446, 23,982 and 22,072 Executive Phantom Units outstanding at December 31, 2012, 2011 and 2010, respectively. Effective April 1, 2012, one of the Executives retired from the Company, and simultaneously entered into a two year consulting agreement where the Executive also agreed to become the Vice Chairman of the Company’s Board of Directors. This individual owned approximately 13,223 of the Executive Phantom Units outstanding at December 31, 2012.

The table below reflects the LTIP activity for the years ended December 31, 2012, 2011 and 2010, respectively:

	Years ended December 31,
	2012	2011	2010
	(in thousands)
Outstanding, beginning of period	84,377	73,734	63,693
Granted (1)	58,836	10,643	10,041
Matured	—	—	—
Forfeited	—	—	—

Outstanding, end of period	143,213	84,377	73,734

(1)	The weighted-average price for unit awards on the date of grant was $23.84, $27.79, and $22.52 for the years ended December 31 2012, 2011, and 2010, respectively.

As of December 31, 2012, there was approximately $1.0 million of unrecognized compensation cost related to the units issued in the 2012 Executive Agreement. Total compensation expense for unit awards was approximately $0.4 million, $0.3 million and $0.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

There were no modifications made to any existing unit awards in 2012. No unit awards were capitalized during the years ended December 31, 2012, 2011 or 2010.

Unit Appreciation Rights Awards

On November 27, 2006, the General Partner, acting on behalf of the Company, entered into a Key Employee Unit Appreciation Rights Agreement (the “2006 UAR Agreement”) with certain of the Company’s key employees (the “2006 Key Employees). Under the terms of the 2006 UAR Agreement, 2006 Key Employees received Unit Appreciation Rights (“UARs”) wherein 2006 Key Employees became entitled to compensation in the form of units in an amount equal to the fair value of the Company’s common units upon exercise less $24.14 per unit multiplied by the total number of UARs exercised. Units to be issued should be equal to this amount divided by the fair value of common units upon exercise. A total of 120,000 UARs were granted under the 2006 UAR Agreement, all of which had vested at December 31, 2009 and were exercised by December 31, 2011.

On December 16, 2009, the General Partner, acting on behalf of the Company, entered into a Key Employee Unit Appreciation Rights Agreement (the “2009 UAR Agreement”) with certain of the Company’s key employees (the “2009 Key Employees) and non-employee directors.

Under the terms of the 2009 UAR Agreement, 2009 Key Employees and non-employee directors received UARs and became entitled to compensation in the form of units, in an amount equal to the fair value of the Company’s common units upon exercise less $18.80 per unit multiplied by the total number of UARs exercised. Units to be issued should be equal to this amount divided by the fair value of common units upon exercise.

UARs granted under the 2009 UAR Agreement vest at a percentage rate which is equal to a fraction the numerator of which is the number of calendar months which have elapsed since December 16, 2009 and the denominator of which is 48, subject to forfeiture upon certain conditions set forth in the UAR Agreement. The exercise of such UARs may be subject to approval by the Company’s limited partners as required by the NYSE listing rules. A total of 814,000 UARs were granted under the 2009 UAR Agreement and 694,098 of these units remained outstanding at December 31, 2012.

In the second quarter of 2012, the General Partner, acting on behalf of the Company, entered into a Key Employee Unit Appreciation Rights Agreement (the “2012 UAR Agreement”) with certain of the Company’s key employees (the “2012 Key Employees).

Under the terms of the 2012 UAR Agreements, 2012 Key Employees received UARs wherein 2012 Key Employees became entitled to compensation in the form of units in an amount equal to the fair value of the Company’s common units upon exercise less $24.36 per unit multiplied by the total number of UARs exercised. Units to be issued should be equal to this amount divided by the fair value of common units upon exercise.

UARs granted under the 2012 UAR Agreements vest at a percentage rate which is equal to a fraction the numerator of which is the number of calendar months which have elapsed since the date of issuance and the denominator of which is 48, subject to forfeiture upon certain conditions set forth in the UAR Agreement. The exercise of such UARs may be subject to approval by the Company’s limited partners as required by the NYSE listing rules. A total of 80,500 UARs were granted under the 2012 UAR Agreements and 80,500 of these units remain outstanding at December 31, 2012.

The fair value of UARs granted under both the 2012 UAR Agreements and the 2009 UAR Agreements was estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	2012 UAR Agreement	2009 UAR Agreement
Expected dividend yield	9.60%	10.70%
Risk-free interest rate	0.63%	2.73%
Expected volatility	42.60%	38.70%
Expected life (in years)	3.52	6.02

The fair value of UARs granted under the 2009 UAR Agreements was $2.39 per UAR and approximately $1.9 million in aggregate.

The fair value of UARs granted under the 2012 UAR Agreements was approximately $3.70 per UAR and approximately $0.3 million in aggregate.

A summary of UAR activity for the years ended December 31, 2012, 2011 and 2010 follows:

	Years ended December 31,
	2012	2011	2010
	(in thousands)
Outstanding, beginning of period	759,857	874,835	934,000
Granted	80,500	—	—
Exercised	(65,759)	(112,373)	(47,602)
Forfeited	—	(2,605)	(11,563)

Outstanding, end of period (1)	774,598	759,857	874,835

Exercisable, end of period	514,993	358,639	281,366

(1)	694,098 of UARs outstanding at December 31, 2012 were granted under 2009 UAR Agreements and 80,500 of the UARs outstanding at December 31, 2012 were granted under 2012 UAR Agreements.

As of December 31, 2012, there was approximately $0.7 million of unrecognized compensation cost related to non-vested UARs. $0.5 million of this cost is expected to be recognized within 1 year, with the remainder being recognized through 2016. Total compensation expense for UARs was approximately $0.5 million for the years ended December 31, 2012, 2011 and 2010. The Company issued 19,452, 24,682 and 10,936 common units as a result of exercised UARs in 2012, 2011 and 2010, respectively.

During the years ended December 31, 2012, 2011 and 2010, the Company:

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

Leases

At December 31, 2012, 2011 and 2010, the Company was committed to operating lease payments for premises, automobiles and office equipment under various operating leases with initial terms ranging from one to ten years and options to renew at varying terms. Expenses under operating leases were $2.5 million, $2.3 million and $2.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

At December 31, 2012, operating leases will result in future payments in the following approximate amounts:

(in thousands)
2013	$2,112
2014	1,375
2015	881
2016	811
2017	759
Thereafter	1,892

Total	$7,830

Employment Agreements

As of December 31, 2012, the Company has employment agreements with two of its senior executives which are annually renewable, unless the Company or the senior executives provide notice ninety days prior to the expiration of the employment period. The Company also has an employment agreement with the Vice Chairman of the Board of Directors which is effective for two years beginning April 1, 2012.

14.	ACQUISITIONS

Acquisition related costs include legal fees and other third party costs incurred in acquisition related activities. In addition, for the years ended December 31, 2012, 2011 and 2010, acquisition related costs include legal fees, net of recoveries, of $0.3 million, $1.2 million and $0.4 million, respectively, related to amounts paid to pursue the recovery of misappropriation claims related to certain acquisitions.

First Quarter 2012 Acquisition

In the second quarter of 2009, the Company entered into a long-term operating agreement (the “Operating Agreement”) with Kingwood Memorial Park Association (“Kingwood”) wherein the Company became the exclusive operator of the cemetery. At that time, the Operating Agreement did not qualify as an acquisition for accounting purposes. However, the existing merchandise and perpetual care trusts were consolidated as variable interest entities. In addition, merchandise and other liabilities assumed by the Company were also recorded as of the initial contract date. The consideration paid for this transaction, including cash and an assumed liability, exceeded the net assets recorded as of the initial contract date and an intangible asset was recorded for this amount.

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

The table below reflects the Company’s final assessment of the fair value of net assets acquired, the elimination of debt and other assets, and the purchase price, which results in the recognition of goodwill recorded in the Company’s Cemetery Operations—Southeast segment.

Final Assessment
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

Preliminary Assessment
(in thousands)
Assets:
Property and equipment	$48
Merchandise trusts, restricted, at fair value	105
Underlying lease value	64
Non-compete agreements	40

Total assets	257

Liabilities:
Merchandise liabilities	105

Total liabilities	105

Fair value of net assets acquired	152

Consideration paid—cash	850
Consideration paid—units	350
Fair value of debt assumed for non-compete agreements	544

Total consideration paid	1,744

Goodwill from purchase	$1,592

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

Preliminary Assessment
(in thousands)
Assets:
Property and equipment	$1,296
Non-compete agreements	170

Total assets	1,466

Total liabilities	—

Fair value of net assets acquired	1,466

Consideration paid—cash	2,300
Fair value of debt assumed for non-compete agreements	274

Total consideration paid	2,574

Goodwill from purchase	$1,108

In addition, on July 31, 2012, certain subsidiaries of the Company (collectively the “Buyer) entered into an Asset Purchase and Sale Agreement (the “Lohman Agreement”) with certain Florida corporations, limited liability companies and four individuals (collectively the “Seller”). Pursuant to the Agreement, the Buyer acquired nine funeral homes and four cemeteries in Florida, including certain related assets, and assumed certain related liabilities.

In consideration for the net assets acquired, the Buyer paid the Seller $20.0 million in cash and issued 128,299 units, which equates to $3.5 million worth of units. The Buyer will also pay an aggregate amount of $1.5 million in five equal annual installments commencing on August 1, 2013 in exchange for a consulting and non-compete agreement with the Seller.

The table below reflects the Company’s preliminary assessment of the fair value of net assets acquired. The resulting goodwill is recorded in both the Company’s Cemetery Operations—Southeast segment and Funeral Homes operating segment. These amounts were retrospectively adjusted in the fourth quarter of 2012 as the

Company obtained additional information related to this acquisition. These amounts may be retrospectively adjusted further as additional information is received.

	Preliminary Assessment	Adjustments	Revised Assessment

	(in thousands)
Assets:
Accounts receivable	$1,005	$—	$1,005
Cemetery property	6,100	—	6,100
Property and equipment	5,864	—	5,864
Merchandise trusts, restricted, at fair value	11,884	—	11,884
Perpetual care trusts, restricted, at fair value	2,232	—	2,232
Other assets	122	—	122
Non-compete agreements	1,373	404	1,777

Total assets	28,580	404	28,984

Liabilities:
Deferred margin	3,746	—	3,746
Merchandise liabilities	3,458	—	3,458
Perpetual care trust corpus	2,232	—	2,232

Total liabilities	9,436	—	9,436

Fair value of net assets acquired	19,144	404	19,548

Consideration paid—cash	20,000	—	20,000
Consideration paid—units	3,500	—	3,500
Fair value of debt assumed for non-compete agreements	1,230	—	1,230

Total consideration paid	24,730	—	24,730

Goodwill from purchase	$5,586	$(404)	$5,182

Fourth Quarter 2012 Acquisition

On December 13, 2012, StoneMor Florida Subsidiary LLC, a subsidiary of the Company, (the “Buyer) entered into an Asset Purchase and Sale Agreement (the “Harden Agreement”) with a Florida corporation and two individuals (collectively the “Seller”). Pursuant to the Agreement, the Buyer acquired one funeral home in Florida, including certain related assets, and assumed certain related liabilities.

In consideration for the net assets acquired, the Buyer paid the Seller $2.25 million in cash and issued 28,863 units, which equates to $0.7 million worth of units. The Buyer will also pay an aggregate amount of $0.5 million in twenty equal quarterly installments commencing on March 13, 2013 in exchange for a non-compete agreement with the Seller.

The table below reflects the Company’s preliminary assessment of the fair value of net assets acquired. The resulting goodwill is recorded in the Company’s Funeral Homes operating segment. These amounts may be retrospectively adjusted as additional information is received.

Preliminary Assessment
(in thousands)
Assets:
Property and equipment	$952
Non-compete agreements	204

Total assets	1,156

Total liabilities	—

Fair value of net assets acquired	1,156

Consideration paid-cash	2,250
Consideration paid-units	650
Fair value of debt assumed for non-compete agreements	421

Total consideration paid	3,321

Goodwill from purchase	$2,165

If the acquisitions from 2012 and the first and second quarters acquisitions of 2010 had been consummated on January 1, 2010, on a pro forma basis, for the years ended December 31, 2012, 2011 and 2010, consolidated revenues, consolidated net income (loss), and net income (loss) per limited partner unit (basic and diluted) would have been as follows:

	As of December 31,
	2012	2011	2010
	(in thousands)
Revenue	$247,199	$237,228	$213,612
Net loss	(3,090)	(9,705)	(2,255)
Net loss per limited partner unit (basic and diluted)	$(.16)	$(.50)	$(.16)

These pro forma results are unaudited and have been prepared for comparative purposes only and include certain adjustments such as increased interest on the acquisition of debt. They do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect on January 1, 2010 or of future results of operations of the locations.

Since their respective dates of acquisition, our properties acquired in 2012 have contributed $4.2 million of revenue and $0.1 million of operating profit for the year ended December 31, 2012.

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

The table below reflects the Company’s final assessment of the fair value of net assets acquired. The resulting goodwill is recorded in the Company’s Cemetery Operations—Southeast segment.

Final Assessment
(in thousands)
Assets:
Accounts receivable	$97
Cemetery property	1,710
Merchandise trusts, restricted, at fair value	880
Perpetual care trusts, restricted, at fair value	344
Property and equipment	332
Other assets	100

Total assets	3,463

Liabilities:
Deferred margin	795
Merchandise liabilities	734
Perpetual care trust corpus	344
Deferred tax liability	64

Total liabilities	1,937

Fair value of net assets acquired	1,526

Consideration paid	1,700

Goodwill from purchase	$174

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

The table below reflects the Company’s final assessment of the fair value of net assets acquired. The resulting goodwill is recorded in both the Company’s Cemetery Operations—West segment and Funeral Homes operating segment.

Final Assessment
(in thousands)
Assets:
Accounts receivable	$94
Cemetery property	880
Merchandise trusts, restricted, at fair value	2,627
Perpetual care trusts, restricted, at fair value	1,190
Property and equipment	1,812

Total assets	6,603

Liabilities:
Deferred margin	1,302
Merchandise liabilities	1,648
Perpetual care trust corpus	1,190
Deferred tax liability	461

Total liabilities	4,601

Fair value of net assets acquired	2,002

Consideration paid	2,150

Goodwill from purchase	$148

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

The table below reflects the Company’s final assessment of the fair value of net assets acquired. The resulting goodwill is recorded in the Company’s Cemetery Operations—Southeast segment.

Final Assessment
(in thousands)
Assets:
Accounts receivable	$20
Cemetery property	2,243
Merchandise trusts, restricted, at fair value	562
Perpetual care trusts, restricted, at fair value	904
Property and equipment	159
Other assets	160

Total assets	4,048

Liabilities:
Deferred margin	360
Merchandise liabilities	337
Perpetual care trust corpus	904
Deferred tax liability	762

Total liabilities	2,363

Fair value of net assets acquired	1,685

Consideration paid	1,850
Fair value of debt assumed for non-compete agreements	280

Total consideration paid	2,130

Goodwill from purchase	$445

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

The table below reflects the Company’s final assessment of the fair value of net assets acquired, the purchase price and the resulting goodwill, which is recorded in both the Company’s Cemetery Operations—Southeast segment and Funeral Homes operating segment, and displays the adjustments made to the revised values reported at December 31, 2011. The Company obtained additional information in the third quarter of 2012 and has retrospectively adjusted these values as noted below.

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

The table below reflects the Company’s final assessment of the fair value of net assets acquired, the purchase price and the resulting goodwill, which is recorded in both the Company’s Cemetery Operations—Southeast segment and Funeral Homes operating segment, and displays the adjustments made to the preliminary values reported at December 31, 2011. The Company obtained additional information during the second quarter of 2012 and has retrospectively adjusted these values as noted below.

	Preliminary		Final
	Assessment	Adjustments	Assessment
	(in thousands)
Assets:
Accounts receivable	$86	$40	$126
Cemetery property	1,096	—	1,096
Merchandise trusts, restricted, at fair value	10,122	—	10,122
Perpetual care trusts, restricted, at fair value	4,373	—	4,373
Property and equipment	2,257	—	2,257
Other assets	—	3,862	3,862

Total assets	17,934	3,902	21,836

Liabilities:
Deferred margin	12,638	—	12,638
Merchandise liabilities	11,666	—	11,666
Perpetual care trust corpus	4,373	—	4,373

Total liabilities	28,677	—	28,677

Fair value of net liabilities acquired	(10,743)	3,902	(6,841)

Consideration paid	4,500	—	4,500

Goodwill from purchase	$15,243	$(3,902)	$11,341

Also, on November 3, 2011, the Operating Company, StoneMor Mississippi LLC, a Mississippi limited liability company, and StoneMor Mississippi Subsidiary LLC, a Mississippi limited liability company, each a wholly-owned subsidiary of the Company (collectively the “Buyer”), entered into an Asset Purchase and Sale Agreement (the “4th Quarter Mississippi Purchase Agreement”) with Serenity Cemeteries III, LLC, an Arizona limited liability company (“Seller”) and two individuals.

Pursuant to the 4th Quarter Mississippi Purchase Agreement, the Buyer acquired two cemeteries and one funeral home in Mississippi, including certain related assets, and assumed certain related liabilities. In consideration for the net assets acquired, the Buyer paid the Seller $1.3 million in cash and made a deposit into trust of less than $0.1 million.

The table below reflects the Company’s final assessment of the fair value of net assets acquired, the purchase price and the resulting goodwill, which is recorded in both the Company’s Cemetery Operations—Southeast segment and Funeral Homes operating segment.

Final Assessment
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

In the aggregate, for the acquisitions consummated during 2011, revenues and net income (loss) included in operations since the dates of acquisition are $15.7 million and $1.0 million, respectively, for the year ended December 31, 2012 and $4.3 million and $(0.3) million, respectively, for the year ended December 31, 2011.

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

The table below reflects the Company’s final assessment of the fair value of net assets acquired, the purchase price and the resulting gain on bargain purchase.

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

Pursuant to the Non-Competition Agreement, the Company is obligated to issue additional Units which were initially valued at a fair value of $0.5 million based on a unit price of $20.30 just prior to the date of acquisition. As a result, the Company issued 9,853 units in June of 2011 and June of 2012, and is also obligated to issue an additional 4,924 units in June of 2013.

The table below reflects the Company’s final assessment of the fair value of net assets acquired. The resulting goodwill is recorded in the Company’s Cemetery Operations—Southeast segment, Cemetery Operations—West segment and Funeral Homes operating segment.

Final Assessment
(in thousands)
Assets:
Cemetery land	$21,686
Cemetery and funeral home property	9,039
Accounts receivable	2,138
Merchandise trusts, restricted, at fair value	18,948
Perpetual care trusts, restricted, at fair value	4,082
Other assets	4,791

Total assets	60,684

Liabilities:
Deferred margin	15,939
Merchandise liabilities	15,543
Deferred income tax liability, net	9,728
Perpetual care trust corpus	4,082

Total liabilities	45,292

Fair value of net assets acquired	15,392

Paid at closing—purchase price	10,417

Paid at closing—units	5,895

Paid at closing—liabilities incurred	$3,648

Goodwill from purchase	$17,098
Total purchase price	19,960
Paid at closing—trust underfunding	12,530
Total paid at closing	$32,490

Third Quarter 2010 Acquisition

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

The table below reflects the Company’s final assessment of the fair value of net assets received, the purchase price and the resulting gain on a bargain purchase.

Final Assessment
(in thousands)
Assets:
Accounts receivable	$869
Cemetery property	2,831
Property and equipment	607
Merchandise trusts, restricted, at fair value	3,080
Perpetual care trusts, restricted, at fair value	1,089
Intangible assets	340

Total assets	8,816

Liabilities:
Deferred margin	2,404
Other liabilities	318
Merchandise liabilities	2,342
Deferred tax liabilities	1,104
Perpetual care trust corpus	1,089

Total liabilities	7,257

Fair value of net assets acquired	1,559

Consideration paid	1,500

Gain on bargain purchase	$59

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

The table below reflects the Company’s final assessment of the fair value of net assets received, the purchase price and the resulting goodwill, which is recorded in both the Company’s Cemetery Operations—West segment and Funeral Homes operating segment.

Final Assessment
(in thousands)
Assets:
Accounts receivable	$80
Cemetery property	986
Merchandise trusts, restricted, at fair value	535
Perpetual care trusts, restricted, at fair value	412
Property and equipment	520

Total assets	2,533

Liabilities:
Deferred margin	1,010
Merchandise liabilities	932
Deferred tax liabilities	89
Perpetual care trust corpus	412

Total liabilities	2,443

Fair value of net assets acquired	90

Consideration paid	665

Goodwill from purchase	$575

Since their respective dates of acquisition, our properties acquired in 2010 have contributed $26.0 million of revenue and $6.8 million of net income for the year ended December 31, 2012, $25.6 million and $7.2 million, respectively, for the year ended December 31, 2011 and $11.1 million and $1.1 million, respectively, for the year ended December 31, 2010.

The results of operations and pro forma results related to the third and fourth quarters acquisitions of 2010 are not material to the consolidated financial statements taken as a whole.

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

In the first and second quarters of 2012, the Company received payments of approximately $2.0 million from the Archdiocese as a result of the termination. Consequently, the Company recognized a gain of

$1.7 million during the year ended December 31, 2012, which is the amount by which the payments from the Archdiocese exceeded the value of the net assets transferred to the Archdiocese.

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

Segment information is as follows:

As of and for the year ended December 31, 2012:

	Cemeteries			Funeral Homes	Corporate	Adjustment	Total
	Southeast	Northeast	West
	(in thousands)
Revenues
Sales	$91,682	$34,807	$39,590	$—	$—	$(36,096)	$129,983
Service and other	37,530	25,550	29,176	—	—	(15,312)	76,944
Funeral home	—	—	—	37,988	—	(2,309)	35,679

Total revenues	129,212	60,357	68,766	37,988	—	(53,717)	242,606

Costs and expenses
Cost of sales	19,358	7,704	6,745	—	—	(5,706)	28,101
Cemetery	25,479	13,693	16,238	—	—	—	55,410
Selling	29,032	12,251	12,490	—	868	(7,763)	46,878
General and administrative	15,206	6,072	7,648	—	2	—	28,928
Corporate overhead	—	—	—	—	28,169	—	28,169
Depreciation and amortization	2,164	900	2,316	2,509	1,542	—	9,431
Funeral home	—	—	—	28,977	—	(252)	28,725
Acquisition related costs	—	—	—	—	3,123	—	3,123

Total costs and expenses	91,239	40,620	45,437	31,486	33,704	(13,721)	228,765

Operating profit	$37,973	$19,737	$23,329	$6,502	$(33,704)	$(39,996)	$13,841

Total assets	$519,918	$299,166	$394,685	$107,059	$22,897	$—	$1,343,725
Amortization of cemetery property	$4,346	$2,394	$1,048	$—	$—	$92	$7,880
Long lived asset additions	$12,832	$3,594	$4,757	$9,415	$849	$—	$31,447
Goodwill	$6,174	$—	$11,948	$24,270	$—	$—	$42,392

As of and for the year ended December 31, 2011:

	Cemeteries			Funeral Homes	Corporate	Adjustment	Total
	Southeast	Northeast	West
	(in thousands)
Revenues
Sales	$80,485	$32,894	$46,961	$—	$—	$(36,550)	$123,790
Service and other	33,271	24,369	31,497	—	—	(14,943)	74,194
Funeral home	—	—	—	31,163	—	(759)	30,404

Total revenues	113,756	57,263	78,458	31,163	—	(52,252)	228,388

Costs and expenses
Cost of sales	16,653	7,140	7,361	—	—	(5,039)	26,115
Cemetery	23,090	14,033	20,022	—	—	—	57,145
Selling	27,457	11,468	14,029	—	830	(8,493)	45,291
General and administrative	13,820	6,411	9,314	—	2	(3)	29,544
Corporate overhead	—	—	—	—	23,766	—	23,766
Depreciation and amortization	1,653	891	2,266	1,597	2,127	—	8,534
Funeral home	—	—	—	23,554	—	—	23,554
Acquisition related costs	—	—	—	—	4,604	—	4,604

Total costs and expenses	82,673	39,943	52,992	25,151	31,329	(13,535)	218,553

Operating profit	$31,083	$17,320	$25,466	$6,012	$(31,329)	$(38,717)	$9,835

Total assets	$472,105	$284,765	$383,696	$78,763	$29,429	$—	$1,248,758
Amortization of cemetery property	$3,483	$2,185	$1,005	$—	$—	$(81)	$6,592
Long lived asset additions	$13,883	$1,823	$7,816	$10,214	$588	$—	$34,324
Goodwill	$5,734	$—	$11,948	$14,463	$—	$—	$32,145

As of and for the year ended December 31, 2010:

	Cemeteries			Funeral Homes	Corporate	Adjustment	Total
	Southeast	Northeast	West
	(in thousands)
Revenues
Sales	$76,419	$34,314	$37,079	$—	$10	$(40,043)	$107,779
Service and other	28,157	22,430	23,445	—	—	(10,065)	63,967
Funeral home	—	—	—	25,546	—	—	25,546

Total revenues	104,576	56,744	60,524	25,546	10	(50,108)	197,292

Costs and expenses
Cost of sales	15,477	8,455	5,927	—	6	(6,336)	23,529
Cemetery	20,518	13,490	14,776	—	—	—	48,784
Selling	24,486	11,176	11,142	—	596	(9,155)	38,245
General and administrative	11,835	6,108	6,631	—	17	—	24,591
Corporate overhead	—	—	—	—	24,379	—	24,379
Depreciation and amortization	1,448	782	1,157	1,654	3,804	—	8,845
Funeral home	—	—	—	19,937	—	—	19,937
Acquisition related costs	—	—	—	—	5,715	—	5,715

Total costs and expenses	73,764	40,011	39,633	21,591	34,517	(15,491)	194,025

Operating profit	$30,812	$16,733	$20,891	$3,955	$(34,507)	$(34,617)	$3,267

Total assets	$381,322	$266,745	$361,694	$49,461	$86,370	$—	$1,145,592
Amortization of cemetery property	$3,036	$3,398	$719	$—	$—	$(235)	$6,918
Long lived asset additions	$3,079	$3,703	$68,609	$8,441	$188	$—	$84,020
Goodwill	$456	$—	$11,801	$5,896	$—	$—	$18,153

Results of individual business units are presented based on our management accounting practices and management structure. There is no comprehensive, authoritative body of guidance for management accounting equivalent to accounting principles generally accepted in the United States of America; therefore, the financial results of individual business units are not necessarily comparable with similar information for any other company. The management accounting process uses assumptions and allocations to measure performance of the business units. Methodologies are refined from time to time as management accounting practices are enhanced and businesses change. Revenues and associated expenses are not deferred in accordance with SAB No. 104; therefore, the deferral of these revenues and expenses is provided in the adjustment column to reconcile the Company’s managerial financial statements to those prepared in accordance with GAAP. Pre-need sales revenues included within the sales category consist primarily of the sale of burial lots, burial vaults, mausoleum crypts, grave markers and memorials, and caskets. Management accounting practices included in the Southeast, Northeast, and Western Regions reflect these pre-need sales when contracts are signed by the customer and accepted by the Company. Pre-need sales reflected in the consolidated financial statements, prepared in accordance with GAAP, recognize revenues for the sale of burial lots and mausoleum crypts when the product is constructed and at least 10% of the sales price is collected. With respect to the other products, the consolidated financial statements prepared under GAAP recognize sales revenues when the criteria for delivery under SAB No. 104 are met. These criteria include, among other things, purchase of the product, delivery and installation of the product in the ground, and transfer of title to the customer. In each case, costs are accrued in connection with the recognition of revenues; therefore, the consolidated financial statements reflect Deferred Cemetery Revenue, Net, and Deferred Selling and Obtaining Costs on the consolidated balance sheet, whereas the Company’s management accounting practices exclude these items.

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

Level 1:	Quoted market prices available in active markets for identical assets or liabilities. The Company includes short-term investments, consisting primarily of money market funds, U.S. Government debt securities and publicly traded equity securities and mutual funds in its level 1 investments.

Level 2:	Quoted prices in active markets for similar assets; quoted prices in non-active markets for identical or similar assets; inputs other than quoted prices that are observable. The Company includes U.S. state and municipal, corporate and other fixed income debt securities in its level 2 investments.

Level 3:	Any and all pricing inputs that are generally unobservable and not corroborated by market data.

The following table allocates the Company’s assets measured at fair value as of December 31, 2012 and December 31, 2011.

As of December 31, 2012

Merchandise Trust

Description	Level 1	Level 2	Total
	(in thousands)
Assets
Short-term investments	$27,890	$—	$27,890
Fixed maturities:
U.S. government and federal agency	—	—	—
U.S. state and local government agency	—	—	—
Corporate debt securities	—	8,714	8,714
Other debt securities	—	4,317	4,317

Total fixed maturity investments	—	13,031	13,031

Mutual funds—debt securities	107,921	—	107,921
Mutual funds—equity securities—real estate sector	51,986	—	51,986
Mutual funds—equity securities—energy sector	5,666	—	5,666
Mutual funds—equity securities—MLP’s	29,336	—	29,336
Mutual funds—equity securities—other	58,082	—	58,082
Equity securities:
Preferred REIT’s	563	—	563
Master limited partnerships	42,410	—	42,410
Global equity securities	24,434	—	24,434
Other invested assets	—	7,097	7,097

Total	$348,288	$20,128	$368,416

Perpetual Care Trust

Description	Level 1	Level 2	Total
	(in thousands)
Assets
Short-term investments	$21,419	$—	$21,419
Fixed maturities:
U.S. government and federal agency	512	—	512
U.S. state and local government agency	—	—	—
Corporate debt securities	—	23,291	23,291
Other debt securities	—	371	371

Total fixed maturity investments	512	23,662	24,174

Mutual funds—debt securities	107,188	—	107,188
Mutual funds—equity securities—real estate sector	42,365	—	42,365
Mutual funds—equity securities—energy sector	13,061	—	13,061
Mutual funds—equity securities—MLP’s	34,805	—	34,805
Mutual funds—equity securities—other	8,981	—	8,981
Equity securities
Preferred REIT’s	486	—	486
Master limited partnerships	28,693	—	28,693
Global equity securities	726	—	726
Other invested assets	—	415	415

Total	$258,236	$24,077	$282,313

As of December 31, 2011

Merchandise Trust

Description	Level 1	Level 2	Total
	(in thousands)
Assets
Short-term investments	$38,312	$—	$38,312
Fixed maturities:
U.S. government and federal agency	—	—	—
U.S. state and local government agency	—	23	23
Corporate debt securities	—	9,765	9,765
Other debt securities	—	1,100	1,100

Total fixed maturity investments	—	10,888	10,888

Mutual funds—debt securities	67,421	—	67,421
Mutual funds—equity securities—real estate sector	22,847	—	22,847
Mutual funds—equity securities—energy sector	28,057	—	28,057
Mutual funds—equity securities—MLP’s	20,308	—	20,308
Mutual funds—equity securities—other	70,076	—	70,076
Equity securities
Preferred REIT’s	9,001	—	9,001
Master limited partnerships	41,469	—	41,469
Global equity securities	21,882	—	21,882
Other invested assets	—	7,360	7,360

Total	$319,373	$18,248	$337,621

Perpetual Care Trust

Description	Level 1	Level 2	Total
	(in thousands)
Assets
Short-term investments	$22,607	$—	$22,607
Fixed maturities:
U.S. government and federal agency	513	—	513
U.S. state and local government agency	—	147	147
Corporate debt securities	—	22,154	22,154
Other debt securities	—	371	371

Total fixed maturity investments	513	22,672	23,185

Mutual funds—debt securities	60,806	—	60,806
Mutual funds—equity securities—real estate sector	24,580	—	24,580
Mutual funds—equity securities—energy sector	20,069	—	20,069
Mutual funds—equity securities—MLP’s	13,515	—	13,515
Mutual funds—equity securities—other	41,334	—	41,334
Equity securities:
Preferred REIT’s	19,720	—	19,720
Master limited partnerships	27,998	—	27,998
Global equity securities	695	—	695
Other invested assets	—	170	170

Total	$231,837	$22,842	$254,679

Level 2 securities primarily consist of corporate and other fixed income debt securities. The Company obtains pricing information for these securities from an independent pricing vendor. The pricing vendor uses various pricing models for each asset class that are consistent with what other market participants would use. The inputs and assumptions to the pricing vendor’s model are derived from market observable sources including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, and other market-related data. Since many fixed income securities do not trade on a daily basis, the pricing vendor uses available information as applicable such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing. Thus, certain securities may not be priced using quoted prices, but rather determined from market observable information. These investments are included in Level 2. The Company reviews the information provided by the pricing vendor on a regular basis. In addition, the pricing vendor has an established process in place for the identification and resolution of potentially erroneous prices.

There were no level 3 assets.

17.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following summarizes certain quarterly results of operations:

	Three months ended
2012	March 31	June 30	September 30	December 31
	(in thousands, except unit data)
Revenues	$59,587	$61,508	$62,197	$59,314
Net income (loss)	2,030	(2,169)	1,061	(3,935)
General partner’s interest in net income (loss) for the period	41	(43)	21	(79)
Limited partners’ interest in net income (loss) for the period	1,989	(2,126)	1,040	(3,856)
Net income (loss) per limited partner unit
Basic	$0.10	$(0.11)	$0.05	$(0.20)
Diluted	$0.10	$(0.11)	$0.05	$(0.20)

	Three months ended
2011	March 31	June 30	September 30	December 31
	(in thousands, except unit data)
Revenues	$49,231	$60,107	$60,325	$58,725
Net income (loss)	(7,214)	815	(223)	(3,093)
General partner’s interest in net income (loss) for the period	(144)	16	(4)	(62)
Limited partners’ interest in net income (loss) for the period	(7,070)	799	(219)	(3,031)
Net income (loss) per Limited partner unit
Basic	$(0.40)	$0.04	$(0.01)	$(0.16)
Diluted	$(0.40)	$0.04	$(0.01)	$(0.16)

Net income (loss) per limited partner unit is computed independently for each quarter and the full year based upon respective average units outstanding. Therefore, the sum of the quarterly per share amounts may not equal to the annual per share amounts.

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

19.	SUBSEQUENT EVENTS

On February 19, 2013, the Company entered into the First Amendment to the Third Amended and Restated Credit Agreement which increased the total availability under the Credit Facility by $10.0 million to $140.0 million.

On February 19, 2013, StoneMor Florida Subsidiary LLC, an indirect subsidiary of the Company (the “Buyer), entered into an Asset Purchase and Sale Agreement (the “Seawinds Agreement”) with certain Florida limited liability companies and one individual (collectively the “Seller”). Pursuant to the Agreement, the Buyer acquired six funeral homes in Florida, including certain related assets, and assumed certain related liabilities. In consideration for the net assets acquired, the Buyer paid the Seller $9.0 million in cash and issued 159,635 common units, which equates to approximately $3.6 million worth of units. The buyer also issued an unsecured promissory note in the amount of $3.0 million that is payable on February 19, 2014 and bears interest at 5%. In addition, the Buyer will also pay an aggregate amount of $1.2 million in six equal annual installments commencing on February 19, 2014 in exchange for a non-compete agreement with the Seller. A preliminary allocation of the purchase price and fair value of net assets acquired has not been provided as more time is needed to accurately compile this information.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which appears herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of StoneMor Partners GP LLC and Unitholders of StoneMor Partners L.P.

Levittown, Pennsylvania

We have audited the internal control over financial reporting of Stonemor Partners L.P. and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Company and our report dated March 15, 2013 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

March 15, 2013

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

Directors and Executive Officers of StoneMor GP LLC

The following table shows information regarding the directors and executive officers of our general partner. Each director is elected for one-year terms or until his successor is duly elected and qualified. Messrs. Miller and M. Stache serve as executive officers of our general partner pursuant to their respective employment agreements. Mr. Shane serves as Vice Chairman of the Board of Directors of our general partner and as an advisor available to management pursuant to his employment agreement.

Name	Age	Positions with StoneMor GP LLC
Lawrence Miller (1)	64	Chief Executive Officer, President and Chairman of the Board of Directors
Timothy K. Yost (2)	46	Chief Financial Officer and Secretary
Michael L. Stache	61	Senior Vice President and Chief Operating Officer
William R. Shane (2)	66	Vice Chairman of the Board of Directors
Allen R. Freedman	72	Director
Peter K. Grunebaum	79	Director
Robert B. Hellman, Jr.	53	Director
Martin R. Lautman, Ph.D.	66	Director
Fenton R. Talbott	71	Director
Howard L. Carver	68	Director

1.	The Amended and Restated Limited Liability Company Agreement of our general partner, as amended, or the GP LLC Agreement, specifies that, so long as Mr. Miller serves as Chief Executive Officer of our general partner, he shall also serve as a director of our general partner.
2.	Mr. Yost replaced Mr. Shane as our Chief Financial Officer and Secretary on April 1, 2012. At that time, Mr. Shane became the Vice Chairman of the Board of Directors.

Effective April 30, 2012, Mr. R. Stache retired from his position of Senior Vice President – Sales of our general partner. Mr. Waimberg resigned from his position of Vice President—Finance and Corporate Development and Treasurer of our general partner effective February 28, 2013. Duties and responsibilities of Messrs R. Stache and Waimberg are performed by senior employees of our general partner.

Executive Officer and Board Member

Lawrence Miller serves as both an executive officer and a member of the Board of Directors of our general partner.

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

Additional Directors

A brief biography of all non-executive directors of our general partner is included below:

William R. Shane has served on the Board of Directors of our general partner since our formation in April 2004. Mr. Shane has served as Executive Vice President and Chief Financial Officer of our general partner since our formation in April 2004 until April 1, 2012, and had served as Executive Vice President and Chief Financial Officer of Cornerstone since March 1999 through April 2004. Effective April 1, 2012, Mr. Shane retired from his position as our Executive Vice President and Chief Financial Officer and became the Vice Chairman of the Board of Directors. Prior to joining Cornerstone, Mr. Shane was employed by The Loewen Group, Inc., where he served as Senior Vice President of Finance for the Cemetery Division from March 1995 until January 1998. Prior to joining The Loewen Group, Mr. Shane served as Senior Vice President of Finance and Chief Financial Officer of Osiris Holding Corporation, which he founded with Mr. Miller, and of which he was a one-third owner. Prior to founding Osiris, Mr. Shane served as the Chief Financial Officer of Morlan International, Inc. Mr. Shane has been retained in this position due to his extensive experience in financial services and capital raising activities, his contacts within the death care and financial communities and his long tenure of service with us and our affiliates.

Allen R. Freedman has served on the Board of Directors of our general partner since our formation in April 2004, and had served as a director of Cornerstone since October 2000 through April 2004. Mr. Freedman is a graduate of Tufts University and the University of Virginia School of Law. Mr. Freedman retired in July 2000 from his position as Chairman and Chief Executive Officer of Fortis, Inc., a specialty insurance company that he started in 1979. He continued to serve on the board of Assurant, Inc. (successor to Fortis, Inc.) until May of 2011. He was previously Chairman of the Board of Systems & Computer Technology Corporation until 2004 and Indus, Inc. until 2007. He currently serves as trustee of the Eaton Vance Mutual Funds Group where he serves on the Governance and Portfolio Management Committees. Mr. Freedman has served on the board of a number of charitable organizations including the Philadelphia Orchestra and the United Way of New York. He currently serves on the board of Opera America, the service organization for over 100 opera companies in the United States, Canada and Europe. He is also a founding director of the Association of Audit Committee Members, Inc. Mr. Freedman has been retained as a member of the Board of Directors of our general partner due to his extensive financial experience, his investment and general management experience in the field or related fields in which the company operates and his experience on other boards of public companies.

Peter Grunebaum has served on the Board of Directors of our general partner since December 2004. Mr. Grunebaum, currently an independent investment banker and corporate consultant, was the Managing Director of Fortrend International, an investment firm headquartered in New York, New York, a position he held from 1989 until the end of 2003. Mr. Grunebaum currently serves as a director and is a member of the Executive Committee and Chairman of the Audit Committee of Pre Paid Legal Services, Inc., a NYSE listed company that provides legal service plans. Mr. Grunebaum also served on the board of directors and as a member of the Audit Committee of Lucas Energy, Inc., a crude oil and gas company, until February 28, 2013. Mr. Grunebaum has been retained as a member of the Board of Directors of our general partner due to his extensive audit background, his experience with raising capital and his service with other public companies.

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

Fenton R. “Pete” Talbott has served on the Board of Directors of our general partner since our formation in April 2004 and had served as Chairman of the Board of Cornerstone since April 2000 through April 2004. Mr. Talbott served as the President of Talbott Advisors, Inc., a consulting firm, from January 2006 through January 2010. Mr. Talbott previously served as an operating affiliate of McCown De Leeuw & Co., LLC from November 1999 to December 2004. Additionally, he served as the Chairman of the Board of Telespectrum International, an international telemarketing and market-research company, from August 2000 to January 2001. Prior to 1999, Mr. Talbott held various executive positions with Comerica Bank, American Express Corporation, Bank of America, The First Boston Corp., CitiCorp., and other entities. He currently serves as a board member of the Preventative Medicine Research Institute, Kansas University Board of Trustees, Christus/St. Vincent Hospital Foundation, and Landmark Dividend, LLC and as the Chairman of Cornerstones Community Partnerships. Mr. Talbott has been retained as a member of the Board of Directors of our general partner due to his extensive operational experience, his private consulting experience and his extensive professional contact base.

Howard L. Carver has served on the Board of Directors of our general partner since August 2005. Mr. Carver retired in June 2002 from Ernst & Young. During his 35-year career with the firm, Mr. Carver held a variety of positions in six U.S. offices, culminating with the position of managing partner responsible for the operation of the Hartford, Connecticut office. Since June 2002, Mr. Carver has served on the boards of directors of Assurant, Inc. (formerly Fortis, Inc.) and Phoenix National Trust Company (until its sale in April 2004) and has been the chair of the Audit Committee for both boards. Since September 2004, Mr. Carver had served on the board of directors of Open Solutions, Inc. and was the chair of that company’s Audit Committee (until January 23, 2007 when Open Solutions, Inc was sold). Effective January 2012, Mr. Carver was appointed to the Audit Committee of Pinnacol

Assurance, the workers compensation facility for the State of Colorado, and in January 2013 he was appointed to Pinnacol’s board by the Governor of Colorado. Mr. Carver has been retained as a member of the Board of Directors of our general partner due to his extensive financial and audit experience, and his risk management background.

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

Timothy K. Yost has served as our Chief Financial Officer and Secretary since April 1, 2012 and has served as our Vice President of Financial Reporting and Investor Relations from November 2004 until March 31, 2012 . Prior to joining us, Mr. Yost was the Chief Financial Officer of SpinCycle, Inc. a national chain of coin-operated laundromats. He began with that company in 1997. From October 1995 through May 1997, he was a controller for the Magellan Corporations, a real estate limited partnership syndicate specializing in the development and acquisition of multi-unit residential housing properties. From October 1991 through October 1995, Mr. Yost was the Head of Premium Accounting for Republic Western Insurance Company, a division of U-Haul International.

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

Messrs. M. Stache and R. Stache are brothers.

Board Meetings and Executive Sessions, Communications with Directors and Board Committees

From January 1, 2012 to December 31, 2012, the Board of Directors of our general partner held four meetings. All directors then in office attended all of these meetings, either in person or by teleconference.

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

We have standing Audit, Conflicts, Trust and Compliance, and Nominating, Compensation and Corporate Governance Committees of the Board of Directors of our general partner. The Board of Directors of our general partner appoints the members of such committees. The Audit Committee has a written charter approved by the board, which is posted on our website at www.stonemor.com under the “Investor Relations” section. Information on our website does not constitute a part of this Annual Report on Form 10-K. The current members of the committees, the number of meetings held by each committee from January 1, 2012 to December 31, 2012, and a brief description of the functions performed by each committee are set forth below.

Audit Committee (6 meetings)

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

Conflicts Committee (no meetings)

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

Trust and Compliance Committee (5 meetings)

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

Code of Ethical Conduct for Financial Managers, Code of Business Conduct and Ethics for Directors, the Code of Ethics Policy, and the Corporate Governance Guidelines

We adopted a Code of Ethical Conduct applicable to all of our financial managers, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethical Conduct for Financial Managers incorporates guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. If any amendments are made to the Code of Ethical Conduct for Financial Managers or if we or our general partner grants any waiver, including any implicit waiver, from a provision of the code to any of its financial managers, we will disclose the nature of such amendment or waiver on our website (www.stonemor.com) or in a report on Form 8-K. We also adopted the Code of Business Conduct and Ethics for Directors, the Code of Ethics Policy applicable to our officers and other employees, and the Corporate Governance Guidelines, which constitute the framework for our corporate governance.

The Code of Ethical Conduct for Financial Managers, the Code of Business Conduct and Ethics for Directors, the Code of Ethics Policy, and the Corporate Governance Guidelines are publicly available on our website under the “Investor Relations” section at www.stonemor.com. Information on our website does not constitute a part of this Annual Report on Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Our general partner’s directors, officers and beneficial owners of more than 10 percent of common units are required to file reports of ownership and reports of changes in ownership with the SEC. Directors, officers and beneficial owners of more than 10% of our common units are also required to furnish us with copies of all such reports that are filed. Based on our review of copies of such forms and amendments, we believe that all of our directors, executive officers and greater than 10% beneficial owners complied with all filing requirements under Section 16(a) of the Exchange Act during the year ended December 31, 2012.

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

Our general partner has entered into written employment agreements, as amended, with two of our executive officers, Messrs. Miller and M. Stache. Each agreement is for an initial term of one-year and automatically extends for successive one year terms unless either party gives a 90 day written notice of non-renewal. In addition, William Shane serves as Vice Chairman of the Board of Directors of our general partner pursuant to his employment agreement which is effective for two years beginning April 1, 2012.

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

Effective April 1, 2012, base salaries of Messrs. Yost and Waimberg were increased to $225,000 and $200,000, respectively, in connection with their promotions to Chief Financial Officer and Secretary, and Treasurer, respectively.

Annual Cash Incentive Program

Our annual cash incentive program is designed to motivate our executives to achieve our short-term earnings growth and cash distribution goals by exceeding a pre-determined level of earnings before depreciation, interest, taxes and amortization, or EBITDA. The amount earned under this program by each of our executive officers named in the Summary Compensation Table is set forth in such table under the caption “Non-Equity Incentive Plan Compensation”. The aggregate cash incentive payments available for our executive officers are allocated in proportion to their base salaries. For 2012, our EBITDA goal was not achieved, and no payments were made. The minimum EBITDA goal, the other elements of our annual cash incentive program and the identity of the participants in the program are determined at the discretion of the board of directors and compensation committee, after considering the recommendations of our Chief Executive Officer related to other executive officers and employees.

Long- Term Incentive Plan

Awards under our long-term incentive plan are designed to motivate our executives to remain employed by us for a sufficient period of time to achieve our longer term business goals and increase unit-holder value. Unless otherwise specified in the award agreements, unvested awards under the long-term incentive plan are forfeited upon an executive’s termination of employment. Pursuant to certain key employee restricted phantom unit agreements and unit appreciation rights agreements with our executives, unvested awards under our long-term incentive plan are forfeited if employment terminates for any reason other than a change of control, death, permanent disability or retirement at age 65 or other age approved by the compensation committee. The grant of awards under our long-term incentive plan is made at the discretion of the board of directors or the compensation committee, as applicable, after considering recommendations of our Chief Executive Officer related to other executive officers and employees.

In connection with Mr. R. Stache’s retirement, the compensation committee approved his retirement age, and no forfeiture of his unit appreciation rights granted under the UAR Agreement applied in connection with his retirement effective April 30, 2012.

The 2012 awards made under our long-term incentive plan to our executive officers included a retention award of 45,000 phantom units that vest over a period of 3 years to Mr. Miller, 1,232 phantom units were credited to each of Messrs. Miller and Shane mandatory deferred compensation accounts, pursuant to their distribution equivalent rights. Phantom units become payable, in cash or common units, at our election, upon the separation of the executive from service or upon the occurrence of certain other events specified in the applicable agreement.

In addition, on April 1, 2012, Messrs. Yost and Waimberg were each granted 25,000 unit appreciation rights that vest over a period of 4 years in connection with their promotions to Chief Financial Officer and Secretary and Treasurer, respectively.

For additional information on 2012 awards made to our executive officers, see Note 12 to consolidated financial statements included in this Annual Report on Form 10-K.

The board does not have a program, plan or practice to time grants of awards in coordination with release of material non-public information.

Severance Payments

The employment agreements for each of Messrs. Miller and M. Stache which were entered into in 2004 and since amended, provide for severance payments in the amount of 2.5 times base salary in the event an executive’s employment is terminated by our general partner without cause or by the executive for good reason. In that circumstance, all of the executive’s unvested equity awards will vest and the executive will be entitled to the continuation of insurance benefits for an agreed period or a cash equivalent (see “Employment Agreements”). The amount of the severance payment and other benefits provided for in the employment agreements were determined by negotiation between the board and each of the executives and reflects the board’s belief at the time such agreements were entered into that the amounts of such payments and benefits and the circumstances under which they would be paid or provided were reasonable. We do not provide cash payments to executives that are triggered by a change of control of our company or our general partner, but upon such a change of control all of our executives’ unvested equity awards will vest.

The employment agreement for Mr. Shane, effective as of April 1, 2012, for a period of two years, provides for severance payments in the amount of the base salary remaining on the two-year employment period if he is terminated by our general partner without cause.

On February 28, 2013, we entered into an Employment Separation Agreement (the “Separation Agreement”) with Mr. Waimberg in connection with Mr. Waimberg’s resignation as Vice President — Finance and Corporate Development and Treasurer of our general partner. Pursuant to the Separation Agreement, Mr. Waimberg is entitled to receive a severance package consisting of: (i) twenty-six weeks’ base salary payable over the period of March 1, 2013 to August 30, 2013; (ii) a contribution to Mr. Waimberg’s COBRA premium for the months of March 2013 through August 2013 on the same basis as StoneMor GP contributed to Mr. Waimberg’s employee health insurance premium prior to the resignation; and (iii) continued vesting of Mr. Waimberg’s unit appreciation rights during the period from March 1, 2013 to August 30, 2013 as approved by the compensation committee.

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

Executive Pay Parity

In 2012, we provided each of Messrs. Miller (our CEO, President and Chairman) and Shane (our former Executive Vice President, Chief Financial Officer and current Vice Chairman of the Board of Directors) with salaries, bonuses, long-term incentives and perquisites, and we provide each of Messrs. M. Stache (our Senior Vice President and Chief Operating Officer) and R. Stache (our former Senior Vice President—Sales who retired effective April 30, 2012) with identical salaries, bonuses and long-term incentives and perquisites. The board and compensation committee believe that pay parity among similar level executives fosters team work and minimizes internal dissension.

Other Matters

The compensation committee and board did not engage outside compensation consultants in 2012 but did consider available comparable company data in making compensation related decisions in 2012. The board has not established a policy for the adjustment of any compensation award or payment if the relevant performance measures on which they are based are restated or adjusted. The board has not established any security ownership guidelines for executive officers and considered the existing equity ownership levels of recipients of awards made during 2009. The board considered the impact of accounting and tax treatments to us and the recipients in granting awards in 2012 under our long-term incentive plan.

COMPENSATION COMMITTEE REPORT

The Compensation, Nominating and Corporate Governance Committee of the board of directors of our general partner has reviewed and discussed with management the Compensation Discussion and Analysis for the year ended December 31, 2012. Based on such review and discussions, the Compensation, Nominating and Corporate Governance Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

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

Name and Principal Position	Year	Salary ($)		Unit Awards (1) ($)	Unit Option Awards (1) ($)	Non-equity Incentive Plan Compensation (2) ($)	All Other Compensation (3) ($)	Total ($)
Lawrence Miller	2012	$500,000	(4)	$1,102,388	$—	$—	$16,475	$1,618,863	(5)
Chief Executive Officer, President and Chairman of the Board	2011	$500,000	(4)	$26,526	$—	$—	$18,947	$545,473	(5)
	2010	$392,308	(4)	$23,245	$—	$291,704	$33,656	$740,913	(5)

Timothy K. Yost (6)	2012	$212,500		$—	$92,000	$—	$—	$304,500	(5)
Chief Financial Officer and Secretary

Michael L. Stache	2012	$315,000	(4)	$—	$—	$—	$15,179	$330,179	(5)
Senior Vice President and Chief Operating Officer	2011	$315,000	(4)	$—	$—	$—	$17,803	$332,803	(5)
	2010	$279,519	(4)	$—	$—	$152,479	$27,838	$459,836	(5)

Paul Waimberg (7)	2012	$215,981		$—	$92,000	$—	$6,000	$313,981	(5)
Vice-President—Finance and Corporate Development, and Treasurer	2011	$187,000		$—	$—	$—	$6,000	$193,000	(5)
	2010	$174,698		$—	$—	$43,063	$3,330	$221,091	(5)

William R. Shane (8)	2012	$440,000	(4)	$29,138	$—	$—	$12,000	$481,138	(5)
Vice Chairman of the Board of Directors	2011	$440,000	(4)	$26,526	$—	$—	$19,925	$486,451	(5)
	2010	$392,308	(4)	$23,245	$—	$291,704	$29,166	$736,423	(5)

Robert Stache (9)	2012	$104,192	(4)	$—	$—	$—	$7,302	$111,494	(5)
Formerly Senior Vice President—Sales	2011	$315,000	(4)	$—	$—	$—	$12,000	$327,000	(5)
	2010	$279,519	(4)	$—	$—	$152,479	$27,838	$459,836	(5)

(1)

Represents the aggregate grant date fair value of awards made during the year in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 referred to as “ASC Topic 718” based on the assumptions set forth in Note 12 to the consolidated financial statements included in our Annual Report on Form 10-K. In 2012, Mr. Miller received 46,231.82 Restricted Phantom Units with an aggregate fair value of $1,102,388 and Mr. Shane received 1,231.82 Restricted Phantom Units with an aggregate fair value of $29,138. Also, in 2012, Messrs. Yost and Waimberg each received 25,000 Unit Appreciation Rights (UARs) with an aggregate fair value of $92,000. In 2011, Messrs. Miller and Shane each received 955.27 Restricted Phantom Units with an aggregate fair value of $26,526. In 2010, Messrs. Miller and Shane each received 1,035.84 Restricted Phantom Units with an aggregate fair value of $23,245.
(2)	Represents the amount distributed under our Annual Cash Incentive Program. Payments under the plan are based upon attaining an internally generated calculation of EBITDA.
(3)	Other compensation for 2012 includes an auto allowance of $13,200 for Messrs. Miller and Shane, $12,000 for Mr. M. Stache, $4,000 for Mr. B. Stache and $6,000 for Mr. Waimberg, and $3,275 in expenses related to the travel of the spouse of Mr. Miller, $3,179 for the travel of the spouse of Mr. M. Stache and $3,302 for the travel of the spouse of Mr. B. Stache on business trips. Other compensation for 2011 includes an auto allowance of $13,200 for Messrs. Miller and Shane, $12,000 for Messrs. M. Stache and R. Stache, and $6,000 for Mr. Waimberg and $5,747 in expenses related to the travel of the spouse of Mr. Miller, $6,725 for the travel of the spouse of Mr. Shane and $5,803 for the travel of the spouse of Mr. M. Stache on business trips. Other compensation for 2010 includes an auto allowance of $12,100 for Messrs. Miller and Shane and $11,000 for Messrs. M. Stache and R. Stache, $4,490 in expenses related to the travel of the spouses of Messrs. Miller, M. Stache and R. Stache on business trips, and a payment of $17,066 for Messrs. Miller and Shane, $12,348 for Messrs. M. Stache and R. Stache and $3,330 for Mr. Waimburg representing a distribution on units that were set to be issued, but for administrative reasons, were not issued prior to the dividend declaration date.
(4)	Base salary is payable pursuant to the terms of an employment agreement effective as of September 20, 2004 (See “Employment Agreements”). In addition, Mr. Shane entered into a new employment agreement effective April 1, 2012.
(5)	For information regarding cash distributions that may be received by our named executive officers by reasons of their ownership interests in our general partner or its affiliates see “Item 13. Certain Relationships and Related Transactions, and Director Independence”.
(6)	Mr. Yost, formerly Vice President—Financial Reporting and Investor Relations, has been promoted to Chief Financial Officer and Secretary effective April 1, 2012.
(7)	Mr. Waimberg served as our Vice President—Finance and Corporate Development and Treasurer until February 28, 2013.
(8)	Mr. Shane, formerly Executive Vice President and Chief Financial Officer, elected to retire from that position effective April 1,2012. In connection with such retirement, Mr. Shane entered into the Employment Agreement with our general partner, pursuant to which he serves as an advisor available to management and Vice Chairman of the Board of Directors of our general partner until April 1, 2014.
(9)	Mr. R. Stache served as our Senior Vice President of Sales until April 30, 2012.

2012, 2011 and 2010 Annual Cash Incentive Program

Payments under our Annual Cash Incentive Program are based upon attaining an internally generated calculation of EBITDA.

The table below details the target EBITDA and bonus amounts granted to each named executive for the years ended December 31, 2012, 2011 and 2010.

	For the year ended December 31,
	2012			2011			2010
	Target EBITDA	Actual EBITDA	Bonus Paid	Target EBITDA	Actual EBITDA	Bonus Paid	Target EBITDA	Actual EBITDA	Bonus Paid
Lawrence Miller	$75,410,000	$75,297,000	$—	$72,480,000	$68,936,000	$—	$66,024,707	$71,892,109	$291,704
Timothy Yost	$75,410,000	$75,297,000	$—	$72,480,000	$68,936,000	$—	$66,024,707	$71,892,109	$43,063
Michael Stache	$75,410,000	$75,297,000	$—	$72,480,000	$68,936,000	$—	$66,024,707	$71,892,109	$152,479
Paul Waimberg	$75,410,000	$75,297,000	$—	$72,480,000	$68,936,000	$—	$66,024,707	$71,892,109	$43,063
William Shane	$75,410,000	$75,297,000	$—	$72,480,000	$68,936,000	$—	$66,024,707	$71,892,109	$291,704
Robert Stache	$75,410,000	$75,297,000	$—	$72,480,000	$68,936,000	$—	$66,024,707	$71,892,109	$152,479

Total EBITDA generated for the years ended December 31, 2012, 2011 and 2010 were approximately $75.3 million, $69.0 million and $71.9 million, respectively. In 2010, we exceeded our target level of approximately $66.0 million in EBITDA and we accrued cash incentive compensation for the named executives as noted in the Summary Compensation Table above that was paid in 2011. In 2012 and 2011, this amount was below our target level of approximately, $75.4 million and $72.5 million, respectively, and accordingly, we paid no cash incentive compensation.

The EBITDA measurement utilized for our Annual Cash Incentive Program is a non-GAAP financial measure. The table below reconciles Net Income as shown in our Consolidated Statement of Operations (the GAAP measure we believe most closely reconciles to this calculation of EBITDA) to EBITDA used in our calculation of our Annual Cash Incentive Program:

	For the year ended December 31,
	2012	2011	2010
	(amounts in thousands)
Net income (loss)	$(3,013)	$(9,715)	$(1,447)

Acquisition related costs	3,123	4,604	5,715
Interest expense	20,503	19,198	21,973
Total income taxes	(1,790)	(4,019)	(5,383)
Depreciation and amortization	9,431	8,534	8,845
Amortization of cemetery property	7,880	6,668	7,027
Non-cash unit-based compensation	916	773	711
(Gains) losses from the sale or purchase of certain defined assets	(248)	(790)	6,486
Other non-cash (gains) losses	358	595	500
Increase in deferred cemetery revenues and expenses, net	39,996	38,717	34,617
Early extinguishment of debt and refinancing expenses	—	4,463	—
Gains on acquisitions or dispositions	(1,859)	(92)	(7,152)

EBITDA	$75,297	$68,936	$71,892

GRANTS OF PLAN-BASED AWARDS DURING THE YEAR ENDED DECEMBER 31, 2012

The following table sets forth information regarding grants of plan-based awards to our named executive officers during the year ended December 31, 2012.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Shares of Stock or Units (#)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards (3)
Lawrence Miller	2/15/12	283.66	—	—	$7,015	(1)
	5/15/12	282.71	—	—	$7,181	(1)
	8/15/12	317.33	—	—	$7,346	(1)
	11/7/12	45,000.00	—	—	$1,073,250	(2)
	11/15/12	348.13	—	—	$7,596	(1)
Timothy K. Yost	4/2/12	—	25,000	$24.36	$92,000
Paul Waimberg	4/2/12	—	25,000	$24.36	$92,000
William R. Shane (2)	2/15/12	283.66	—	—	$7,015	(1)
	5/15/12	282.71	—	—	$7,181	(1)
	8/15/12	317.33	—	—	$7,346	(1)
	11/15/12	348.13	—	—	$7,596	(1)

(1)	Under an executive restricted phantom unit agreement entered into under our long-term incentive plan, Messrs. Miller and Shane were each credited with 1,231.82 phantom units during 2012 pursuant to their distribution equivalent rights.

(2)	Mr. Miller was granted 45,000 restricted phantom units that vest one-third on the anniversary date for the next three years.
(3)	The fair value of awards to Messrs. Miller and Shane was calculated based on the publically traded price of our units on the day prior to the date the awards were granted. The fair value of awards to Messrs. Yost and Waimberg was calculated using the Black-Scholes-Merton option pricing model. See Note 12 to consolidated financial statements included in this Annual Report on Form 10-K.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2012

The following table sets forth information with respect to outstanding equity awards at December 31, 2012 for our named executive officers.

	Option Awards				Unit Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested
Lawrence Miller	131,250	43,750	$18.80	12/16/2014	58,223	$1,212,785
Timothy K. Yost	18,750	6,250	$18.80	12/16/2014	—	$—
Timothy K. Yost	4,167	20,833	$24.36	4/2/2017	—	$—
Michael L. Stache	56,250	18,750	$18.80	12/16/2014	—	$—
Paul Waimberg	5,750	6,250	$18.80	12/16/2014	—	$—
Paul Waimberg	4,167	20,833	$24.36	4/2/2017	—	$—
William R. Shane	131,250	43,750	$18.80	12/16/2014	13,223	$275,435
Robert Stache	7,813	18,750	$18.80	12/16/2014	—	$—

(1)	Pursuant to a unit appreciation rights (UARs) agreement entered into under our long-term incentive plan on December 16, 2009, Messrs. Miller, Yost, M. Stache, Waimberg, Shane and R. Stache were each granted 175,000,25,000, 75,000, 25,000, 175,000, and 75,000 UARs, respectively. The UARs entitle each executive to receive, in our whole common units or cash, at our election, the excess of the fair value of the common unit on the day prior to the exercise date over the base exercise price of $18.80, which was the last trading price of a common unit immediately preceding the grant. The UARs vest ratably over a period of 48 months beginning on the grant date. In addition, pursuant to a unit appreciation rights agreement entered into under our long-term incentive plan on April 2, 2012, Messrs. Yost and Waimberg were each granted 25,000 UARs. The UARs entitle each executive to receive, in our whole common units or cash, at our election, the excess of the fair value of the common unit on the day prior to the exercise date over the base exercise price of $24.36, which was the last trading price of a common unit immediately preceding the grant. The UARs vest ratably over a period of 48 months beginning on the grant date.
(2)	Pursuant to an executive restricted phantom unit agreement entered into under our long-term incentive plan, on December 16, 2009, Messrs. Miller and Shane each received 10,000 phantom units and were each credited with an additional 3,223 phantom units through December 31, 2012 pursuant to their distribution equivalent rights. In addition, on November 7, 2012, Mr. Miller was granted 45,000 restricted phantom units under our long-term incentive plan. The phantom units become payable, in cash or common units, at our election, upon the separation of the executive from service as an executive of our general partner or upon the occurrence of certain other events. The market value has been computed by multiplying the closing price of the common units on December 31, 2012 by the number of unvested units.

OPTION EXERCISES AND STOCK VESTED DURING YEAR ENDED DECEMBER 31, 2012

The following table provides information about the value realized by the named executive officers on the exercise of unit appreciation rights during the year ended December 31, 2012.

	Unit Awards
	Number of Shares Acquired on Exercise (#) (1)	Value Realized on Exercise ($) (1)
Paul Waimberg	1,397	$31,840
Robert Stache	15,716	$437,386

(1)	Mr. Waimberg exercised 8,000 UARs which had vested under our Long Term Incentive Plan. The UARs had an exercise price of $18.80 per unit and their exercise resulted in the issuance of 1,397 units based upon the difference between the fair value of our outstanding common units on November 13, 2012 ($22.78), the date as of which the number of units to be issued upon the exercise of the UARs was determined. Mr. Waimberg resigned from his position as Vice President—Finance and Corporate Development and Treasurer effective February 28, 2013.

Mr. Stache exercised 48,437 UARs which had vested under our Long Term Incentive Plan. The UARs had an exercise price of $18.80 per unit and their exercise resulted in the issuance of 15,716 units based upon the difference between the fair value of our outstanding common units on July 20, 2012 ($27.83), the date as of which the number of units to be issued upon the exercise of the UARs was determined. Mr. Stache retired from his position as Senior Vice President—Sales effective April 30, 2012.

Employment Agreements

The following is a summary of the material provisions of the employment agreements between our general partner and Messrs. Millerand M. Stache in effect as of December 31, 2012.

The employment agreements contemplate that each employee will serve as an officer of our general partner. Each of the employment agreements has an initial term that expires one year from the effective date, but is automatically extended for successive one-year terms unless either party gives written notice of non-renewal 90 days prior to the end of the term.

The employment agreements provide for a base annual salary of $350,000 for Mr. Miller and $250,000 for Mr. M. Stache, subject to increase in the discretion of our general partner. In addition, each employee is eligible to receive an annual bonus award based upon satisfaction of mutually agreed upon targets established by our general partner and approved by the board of directors of our general partner or the compensation committee of our general partner. If no targets are established, the employee may, at the discretion of our general partner, receive a bonus of up to 50% of base salary for meeting budgeted goals. The employee is also entitled to participate in other discretionary bonus or performance-based bonus programs for senior executives, as determined by the compensation committee of our general partner, including unit incentive plans adopted by our general partner.

If the employee’s employment is terminated without cause or if the employee resigns for good reason, the employee will be entitled to severance in an amount equal to the product of employee’s base salary at the time of termination or resignation and 2.5. The employment agreement of Mr. Miller defines cause as (a) fraud, willful misconduct or gross negligence by the employee that materially adversary affects our reputation or the reputation of our general partner and continues after notice and, if requested by the employee, an opportunity to be heard, or (b) any chemical dependence that materially adversely affects the employee’s performance of his duties and responsibilities and for which the employee fails to undertake and maintain treatment. The employment agreement of Mr. M. Stache defines cause as (a) the gross neglect or willful failure by the employee to perform his duties and responsibilities as set forth in the employment agreement, which is not cured within thirty days of notice to the employee; (b) any act of fraud by the employee, whether relating to our general partner or otherwise; (c) the conviction or entry into a plea of nolo contendere by the employee with respect to any felony or misdemeanor (other than a traffic offense which does not result in imprisonment); (d) the commission by the employee of any willful or intentional act (including any violation of law) which materially injures the reputation or materially adversely affects the business or business relationships of our general partner; or (e) any willful failure or willful breach (not covered by any of clauses above) of any of the material obligations of the employment agreement. An employee will be deemed to have terminated his employment for good reason if, among other things, such employee resigns after the location of the principal office of our general partner is moved outside a 75-mile radius of its former location in Bristol, Pennsylvania; the employee is removed from his executive position; the employee has a material change in duties or compensation, or our general partner willfully breaches the employment agreement.

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

Section 7 (covenants of the executive) of the employment agreement with Mr. R. Stache survived the termination of the such employment agreement in connection with Mr. R. Stache’s retirement effective April 30, 2012. The terms of employment agreements of Messrs. M. Stache and R. Stache were substantially similar.

We also have an employment agreement with Mr. Shane, the Vice Chairman of the Board of Directors, which is effective for two years beginning April 1, 2012, at an annual salary of $440,000.

Potential Payments upon Termination or Change of Control

The following table describes the potential payments and benefits under the employment agreements and agreements relating to awards granted under our long-term incentive plan to which the named executive officers would be entitled upon termination of employment if our general partner terminated their employment without cause or if the executive terminates for good reason, assuming the termination took place on December 31, 2012. A change of control of our general partner or of us would not trigger change of control payments but would accelerate the vesting of the outstanding unvested awards granted under our long-term incentive plan.

	Cash Severance Payment ($) (1)	Continuation of Medical/Welfare Benefits (Present Value) ($) (2)	Acceleration and Continuation of Equity Awards (Unamortized Expense as of December 31, 2012 ($) (3)	Total Termination Benefits ($)
Lawrence Miller	$1,250,000	$34,411	$1,301,598	$2,586,009
Timothy K. Yost	$—	$—	$12,688	$12,688
Michael L. Stache	$787,500	$34,411	$38,063	$859,974
Paul Waimberg	$—	$—	$12,688	$12,688
William R. Shane	$550,000	$17,206	$364,248	$931,454
Robert Stache (4)	$—	$—	$38,063	$38,063

(1)	Messrs. Miller and M. Stache are each entitled to 2.5 times their base annual salary. Mr. Shane is entitled to the remaining salary on his two year employment period which began April 1, 2012.
(2)	Messrs. Miller and M. Stache are each entitled to continued coverage under our medical insurance program for two years. Mr. Shane is entitled to continued coverage for the time remaining on his two year employment period which began April 1, 2012.
(3)	At December 31, 2012, Messrs. Miller and Shane held 58,223 and 13,223 deferred executive phantom units, respectively. Messrs. Miller, Shane, M. Stache, R. Stache and Waimberg each had 43,750, 43,750, 18,750, 18,750, and 6,250 unvested UARs for which the strike price was $18.80. The amount calculated hereunder is based upon the fair value of our outstanding common units at December 31, 2012 ($20.83). The fair value of Messrs. Miller and Shane’s deferred executive phantom units is equal to the total units outstanding multiplied by the December 31, 2012 fair value of our common units. The value of all UARs is equaled to the total UARs granted multiplied by the remainder of the fair value of our common units at December 31, 2012 less their strike price ($18.80).

At December 31, 2012, Messrs. Yost and Waimberg each had 20,833 unvested UARs for which the strike price was $24.36. Since the fair value of our outstanding common units at December 31, 2012 was $20.83, these units have not been given a value in the table above. The value of all UARs is equaled to the total UARs granted multiplied by the remainder of the fair value of our common units at December 31, 2012 less their strike price ($18.80).

(4)	Robert Stache retired from his position as Senior Vice President—Sales effective April 30, 2012. Per a Board of Director’s resolution, his shares will continue to vest per their original vesting schedule and no units were forfeited.

DIRECTOR COMPENSATION

The following table sets forth compensation information for 2012 for each member of our general partner’s board of directors, except for those directors who are also an executive officer of and/or have an employment agreement with our general partner and do not receive additional compensation for serving on the board. See “Summary Compensation Table” for compensation disclosures related to Lawrence Miller, our Chief Executive Officer, President and Chairman of the Board, and William R. Shane, our Vice Chairman of the Board.

	Fees Earned or Paid in Cash	Unit Awards ($) (2) (3)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Howard Carver (1)	$34,250	$49,708	$—	$—	$—	$—	$83,958
Allen Freedman (1)	$44,250	$52,494	$—	$—	$—	$—	$96,744
Peter Grunebaum (1)	$43,750	$40,455	$—	$—	$—	$—	$84,205
Robert B. Hellman, Jr. (1)	$29,500	$29,114	$—	$—	$—	$—	$58,614
Martin R. Lautman (1)	$29,500	$52,494	$—	$—	$—	$—	$81,994
Fenton R. Talbott (1)	$43,250	$46,861	$—	$—	$—	$—	$90,111

(1)	Each board member receives an annual cash retainer of $22,500, an annual retainer in deferred restricted phantom units of $12,500, an additional $10,000 annual retainer which can be received in cash, deferred restricted phantom units or a combination of cash and deferred restricted phantom units at the board member’s election, a meeting fee of $1,000 for each meeting of the board of directors attended in person and $750 for each committee meeting attended in person, a fee of $500 for participation in each telephone board call that is greater than one hour, but less than two hours, and $1,000 for participation in each telephone board call that is two hours or more. In addition, Mr. Freedman receives an annual retainer of $10,000 as the Chairman of the Audit Committee and Mr. Talbott receives annual retainers of $2,500 for serving as the Chairman for both our Nominating, Compensation and Corporate Governance Committee and our Trusts and Compliance Committee.

(2)	During 2012, each of Messrs. Freedman, Lautman, Carver and Hellman were awarded 933.05 deferred restricted phantom units, Mr. Talbott was awarded 725.70 deferred restricted phantom units and Mr. Grunebaum was awarded 518.36 deferred restricted phantom units in payment of the portion of their annual retainer. The deferred restricted phantom units are credited to a mandatory deferred compensation account established for each such person. For each deferred restricted phantom unit in such account, we credit the account, solely in additional deferred restricted phantom units, an amount of distribution equivalent rights so as to provide the deferred restricted phantom unit holders means of participating on a one-for-one basis in distributions made to holders of our common units. In 2012, Messrs. Freedman and Lautman were each credited with an additional 1,269.39 deferred restricted phantom units, Mr. Talbott was credited with an additional 1,242.32 deferred restricted phantom units, Mr. Grunebaum was credited with an additional 1,182.55 deferred restricted phantom units, Mr. Carver was credited with an additional 1,151.61 deferred restricted phantom units and Mr. Hellman was credited with an additional 280.99 deferred restricted phantom units pursuant to their distribution equivalent rights. In addition to these amounts, Messrs. Freedman, Lautman, Talbott, Grunebaum , Carver and Hellman each own additional deferred restricted phantom units, in each case received in connection with their annual directors’ compensation for years prior to 2012.

Accordingly, at December 31, 2012, the aggregate number of awards outstanding for each of our non-employee directors was 14,208.74 for each of Messrs. Freedman and Lautman, 13,788.75 for Mr. Talbott, 13,017.72 for Mr. Grunebaum, 12,944.44 for Mr. Carver and 3,598.76 for Mr. Hellman. Payments to participants of the participant’s mandatory deferred compensation account will be made on the earlier of (i) separation of the participant from service as a director, (ii) disability, (iii) unforeseeable emergency, (iv) death, or (v) change of control of our Company or our general partner Participants and will be paid at our election in our common units or cash. Each board member also owns 15,000 Unit Appreciation Rights, which were granted in 2009.

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

The grant date fair value of each grant awarded to each director of our general partner who was not also an Executive Officer of our general partner is as follows:

		Fair value of units granted
Grant date	Fair Value per Unit	Allen Freedman	Martin Lautman	Fenton Talbott	Peter Grunebaum	Robert Hellman	Howard Carver
2/15/2012	$24.73	$7,024	$7,024	$6,915	$6,620	$1,395	$6,353
3/14/2012	$24.99	$5,625	$5,625	$4,375	$3,125	$5,625	$5,625
5/8/2012	$24.92	$5,625	$5,625	$4,375	$3,125	$5,625	$5,625
5/15/2012	$25.40	$7,322	$7,322	$7,181	$6,850	$1,560	$6,635
8/15/2012	$23.15	$7,622	$7,622	$7,449	$7,081	$1,728	$6,920
8/28/2012	$22.83	$5,625	$5,625	$4,375	$3,125	$5,625	$5,625
11/7/2012	$23.85	$5,625	$5,625	$4,375	$3,125	$5,625	$5,625
11/15/2012	$21.82	$8,027	$8,027	$7,816	$7,403	$1,932	$7,301

Total		$52,494	$52,494	$46,861	$40,455	$29,114	$49,708

The fair value per unit is based on publically traded price of our units on the date immediately preceding the date of grant.

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

Risk Assessment in Compensation Policies and Practices for Employees

The compensation committee reviewed the elements of our compensation policies and practices for all employees, including executive officers, in order to evaluate whether risks that may arise from such compensation policies and practices are reasonably likely to have a material adverse effect on our company. The compensation committee concluded that the following features of our compensation programs guard against excessive risk-taking:

•	compensation programs provide a balanced mix of short-term and long-term incentives in the form of cash and equity compensation;

•	base salaries are consistent with employees’ duties and responsibilities;

•	corporate performance goals are appropriately set to avoid targets that, if not achieved, result in a large percentage loss of compensation;

•	cash incentive awards are capped by the compensation committee; and

•	cash incentive awards are tied mostly to corporate performance goals, rather than individual performance goals.

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

Compensation Committee Interlocks and Insider Participation

None of the persons who served as members of the Nominating, Compensation and Corporate Governance Committee (Fenton R. Talbott, Robert B. Hellman, Jr. or Martin R. Lautman) in 2012 has ever been an officer or other employee of our company, or has any relationship requiring disclosure under Item 404 of Regulation S-K other than as described in “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Additionally, there were no compensation committee “interlocks” during 2012, which generally means that none of executive officers of our general partner served as a director or member of the compensation committee of another entity, one of whose executive officers served as a director or member of the Nominating, Compensation and Corporate Governance Committee of the board of directors of our general partner.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, the beneficial ownership of the common units of StoneMor as of March 1, 2013 held by beneficial owners of 5% or more of the units, if any, by directors and named executive officers of our general partner and by all directors and executive officers of our general partner as a group. Unless otherwise indicated, the address for each unitholder is c/o StoneMor Partners L.P., 311 Veterans Highway, Suite B, Levittown, PA 19056. Unless otherwise indicated, the beneficial owner named in the table is deemed to have sole voting and sole dispositive power of the units set forth opposite such beneficial owner’s name.

	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
Name of Beneficial Owner
Lawrence Miller (1)	184,050	*
William R. Shane (2)	149,700	*
Timothy K. Yost	8,567	*
Michael Stache	50,071	*
Robert Stache	68,009
Paul Waimberg	8,315	*
Allen R. Freedman (3)	42,432	*
Robert B. Hellman, Jr.	7,528	*
Martin R. Lautman, Ph.D.	124,839	*
Fenton R. Talbott	35,766	*
Peter Grunebaum	3,550	*
Howard L. Carver	6,060	*
All directors and executive officers as a group (12 persons)	660,387	3.3%

*	Less than one percent
(1)	Includes 64,167 common units held by LDLM Associates, LP, and 28,500 common units held by Osiris Investments, LP. Mr. Miller is the grantor and trustee of the Miller Revocable Trust, which is the general partner of LDLM Associates, LP. Mr. Miller is also a limited partner of LDLM Associates, LP, holding 98% of its limited partner interests. Mr. Miller and Mr. Shane are each 50% members of Osiris Investments LLC, which is the general partner of Osiris Investments LP. Mr. Miller therefore may be deemed to beneficially own all of the units beneficially owned by LDLM Associates, LP and Osiris Investments, LP. Pursuant to an agreement between Mr. Miller and Bank of America, N.A., as lender (the “Lender”), Mr. Miller pledged 151,200 common units as security for a loan Lender made to Mr. Miller (the “Pledge Agreement”). In the absence of a default, the Pledge Agreement does not grant to the Lender the power to dispose or direct the disposition of the pledged securities.

(2)	Includes 64,167 common units held by Ten Twenty, LP and 28,500 common units held by Osiris Investments, LP. Mr. Shane is the general partner of Ten Twenty LP. Mr. Miller and Mr. Shane are each 50% members of Osiris Investments LLC, which is the general partner of Osiris Investments LP. Mr. Shane therefore may be deemed to beneficially own all of the units beneficially owned by Ten Twenty LP and Osiris Investments, LP.
(3)	Includes 21,798 common units held by Mr. Freedman’s spouse and over which Mr. Freedman may be deemed to have beneficial ownership.

Equity Compensation Plan Information

The following table details information regarding our equity compensation plan as of December 31, 2012:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders (1)	210,857	$16.35	497,573
Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	210,857	$16.35	497,573

(1)	Includes 143,213 in restricted phantom units and 67,644 UARs that would be issued upon exercise based upon the strike price of the UAR and the fair value of our common units at December 31, 2012. Column (a) does not include the anti-dilutive effects of 80,500 UARs that have an exercise price greater than the fair value of our common units at December 31, 2012.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

CFSI LLC had agreed to indemnify us for all federal, state and local income tax liabilities attributable to the operation of the assets contributed by CFSI LLC to us prior to the 2004 closing of the public offering. CFSI LLC had also agreed to indemnify us against additional income tax liabilities, if any, that arise from the consummation of the 2004 transactions related to our formation in excess of those believed to result at the time of the 2004 closing of our initial public offering. We had estimated that $600,000 of state income taxes and no federal income taxes would be due as a result of these formation transactions. CFSI LLC had also agreed to indemnify us against the increase in income tax liabilities of our corporate subsidiaries resulting from any reduction or elimination of our net operating losses to the extent those net operating losses are used to offset any income tax gain or income resulting from the prior operation of the assets of CFSI LLC contributed to us in 2004, or from our formation transactions in excess of such gain or income believed to result at the time of the 2004 closing of the initial public offering. Until all of its indemnification obligations under the omnibus agreement had been satisfied in full, CFSI LLC was subject to limitations on its ability to dispose of or encumber its interest in our general partner or the common units held by it (except upon a redemption of common units by the partnership upon any exercise of the underwriters’ over-allotment option) and would also be prohibited from incurring any indebtedness or other liability. An amendment to the omnibus agreement dated January 24, 2011 was entered into by all parties to the omnibus agreement (and after due consideration approved by our conflicts committee, which retained independent counsel; the committee was chaired by Mr. Carver). An accompanying certification by our general partner established that as of the date of the amendment, CFSI LLC’s indemnification obligations under the omnibus agreement were discharged and CFSI LLC was no longer subject to the limitations and prohibition described above in this paragraph. Those indemnification obligations pertain to the taxable year 2004 of CFSI LLC. To our knowledge, there has been no inquiry from or instigation of proceedings by any taxing authority which could reasonably be expected to require indemnification under the omnibus agreement. We believe the expiration has occurred of all applicable statutes of limitations (including any extensions thereof) relating to the filing of all tax returns which could reasonably be expected to require indemnification under the omnibus agreement, except if there were certain omissions of gross income of more than 25% or fraud. Our general partner has certified to its knowledge there was no such omission or fraud. CFSI LLC is also subject to certain limitations on its ability to transfer its interest in our general partner or the common units held by it if the effect of the proposed transfer would trigger an “ownership change” under the Internal Revenue Code that would limit our ability to use our federal net operating loss carryovers. Please read Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Income Taxes.”

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

The following table sets forth the aggregate fees paid or accrued for professional services rendered by Deloitte & Touche LLP for the audit of our annual financial statements for fiscal years 2012 and 2011 and the aggregate fees paid or accrued for audit-related services and all other services rendered by Deloitte & Touche LLP for fiscal years 2012 and 2011.

	Year ended December 31,
	2012	2011
Audit fees	$1,018,945	$1,678,378
Audit-related fees	143,683	76,514
Tax fees	964,344	1,219,933

	$2,126,972	$2,974,825

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statement of Operations for the years ended December 31, 2012, 2011 and 2010

Consolidated Statement of Common Stockholders’ / Partners’ Equity for the years ended December 31, 2012, 2011 and 2010

Consolidated Statement of Cash Flows for the years ended December 31, 2012, 2011, and 2010

Notes to the Consolidated Financial Statements

(c)	Exhibits

Exhibit Number	Description

3.1*	Certificate of Limited Partnership of StoneMor Partners L.P. (incorporated by reference to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 9, 2004 (Exhibit 3.1)).

3.2*	Second Amended and Restated Agreement of Limited Partnership of StoneMor Partners L.P. dated as of September 9, 2008 (incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed on September 15, 2008).

4.1.1*	Form of 7.66% Senior Secured Note Due 2009, dated June 20, 2007 (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed on August 21, 2007).

4.1.2*	Form of 9.34% Series B Senior Secured Note Due 2012, dated August 15, 2007 (incorporated by reference to Exhibit 4.2 of Registrant’s Current Report on Form 8-K filed on August 21, 2007).

4.1.3*	Form of Senior Secured Series C Note, dated December 21, 2007 (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed on December 28, 2007).

4.2.1*	Indenture, dated as of November 24, 2009, by and among StoneMor Partners L.P., StoneMor Operating LLC, Cornerstone Family Services of West Virginia Subsidiary, Inc., Osiris Holding of Maryland Subsidiary, Inc., the guarantors named therein and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

4.2.2*	Form of 10.25% Senior Note due 2017 (incorporated by reference to Exhibit 4.2 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

4.3*	Registration Rights Agreement, dated as of November 24, 2009, by and among StoneMor Partners L.P., StoneMor Operating LLC, Cornerstone Family Services of West Virginia Subsidiary, Inc., Osiris Holding of Maryland Subsidiary, Inc., the Initial Guarantors party thereto and Banc of America Securities LLC (incorporated by reference to Exhibit 4.3 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

4.4*	Form of Revolving Credit Note (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed on September 27, 2010).

4.5*	Form of Acquisition Note (incorporated by reference to Exhibit 4.2 of Registrant’s Current Report on Form 8-K filed on September 27, 2010).

Exhibit Number	Description

10.1.1*	Credit Agreement by and among StoneMor Operating LLC, StoneMor GP LLC, StoneMor Partners L.P., various additional borrowers, various lending institutions and Fleet National Bank, dated September 20, 2004 (Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.1.2*	Second Amendment to Credit Agreement, dated September 28, 2006, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC and its subsidiaries set forth on the signature page to the Second Amendment to the Credit Agreement, the Lenders party to the Second Amendment to the Credit Agreement and Bank of America, N.A., as Administrative Agent for the benefit of the Lenders, as Collateral Agent for the benefit of the Lenders and other Secured Creditors, as Swingline Lender and as Letter of Credit Issuer (incorporated by reference to Exhibit 10.5 of Registrant’s Current Report on Form 8-K filed on October 4, 2006).

10.1.3*	Third Amendment to Credit Agreement, dated May 7, 2007, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC and its subsidiaries set forth on the signature page to the Third Amendment to the Credit Agreement, the Lenders party to the Third Amendment to the Credit Agreement and Bank of America, N.A., as Administrative Agent for the benefit of the Lenders, as Collateral Agent for the benefit of the Lenders and other Secured Creditors, as Swingline Lender and as Letter of Credit Issuer (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended March 31, 2007).

10.1.4*	Fourth Amendment to Credit Agreement, dated June 29, 2007, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC and its subsidiaries set forth on the signature page to the Fourth Amendment to the Credit Agreement, the Lenders party to the Fourth Amendment to the Credit Agreement and Bank of America, N.A., as Administrative Agent for the benefit of the Lenders, as Collateral Agent for the benefit of the Lenders and other Secured Creditors, as Swingline Lender and as Letter of Credit Issuer (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2007).

10.1.5*	Fifth Amendment to Credit Agreement, dated July 31, 2007, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC and its subsidiaries set forth on the signature page to the Fifth Amendment to the Credit Agreement, the Lenders party to the Fifth Amendment to the Credit Agreement and Bank of America, N.A., as Administrative Agent for the benefit of the Lenders, as Collateral Agent for the benefit of the Lenders and other Secured Creditors, as Swingline Lender and as Letter of Credit Issuer (incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2007).

10.1.6*	Commitment Letter, dated March 15, 2007, by and between StoneMor Operating LLC, all of its existing and future direct and indirect subsidiaries and Bank of America, N.A., Banc of America Securities LLC (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on April 9, 2007).

10.1.7*	Fee Letter, dated March 15, 2007, by and between StoneMor Operating LLC and all of its existing and future direct and indirect subsidiaries and Bank of America, N.A., Banc of America Securities LLC (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on April 9, 2007).

10.1.8*	Extension Letter, dated May 31, 2007, by and between StoneMor Operating LLC, Bank of America, N.A. and Banc of America Securities LLC (incorporated by reference to Exhibit 10.7 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2007).

10.1.9*	Extension Letter, dated June 21, 2007, by and between StoneMor Operating LLC, Bank of America, N.A. and Banc of America Securities LLC (incorporated by reference to Exhibit 10.8 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2007).

Exhibit Number	Description

10.1.10*	Extension Letter, dated July 31, 2007, by and between StoneMor Operating LLC, Bank of America, N.A. and Banc of America Securities LLC (incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2007).

10.1.11*	Intercreditor and Collateral Agency Agreement by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, various subsidiaries, various lenders and noteholders and Fleet National Bank, dated September 20, 2004 (incorporated by reference to Exhibit 10.10 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.1.12*	Amended and Restated Credit Agreement, dated August 15, 2007, among StoneMor Operating LLC, as a Borrower, various subsidiaries thereof, as additional Borrowers, StoneMor Partners L.P. and StoneMor GP LLC, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other Lenders Party Hereto, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on August 21, 2007).

10.1.13*	First Amendment to Amended and Restated Credit Agreement, dated November 2, 2007, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, various subsidiaries thereof, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1.11 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.1.14*	Joinder to Amended and Restated Credit Agreement and Credit Documents, dated December 21, 2007 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on December 28, 2007).

10.1.15*	Commitment Letter, effective as of February 25, 2009, by and among Bank of America, N.A., Bank of America Securities, LLC and StoneMor Operating LLC (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed March 2, 2009).

10.1.16*	Second Amendment to Amended and Restated Credit Agreement, dated April 30, 2009, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Operating LLC, the Lenders and Bank of America, N.A.( incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 6, 2009).

10.1.17*	Third Amendment to Amended and Restated Credit Agreement, dated July 6, 2009, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Operating LLC, the Lenders and Bank of America, N.A. (incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

10.1.18*	Fourth Amendment to Amended and Restated Credit Agreement, dated November 24, 2009, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Operating LLC, the Lenders and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

10.1.19*	Fifth Amendment to Amended and Restated Credit Agreement, dated January 15, 2010, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Operating LLC, the Lenders and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on January 21, 2010).

10.1.20*	Sixth Amendment to Amended and Restated Credit Agreement, dated May 4, 2010, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Operating LLC, the Lenders and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 7, 2010).

Exhibit Number	Description

10.1.21*	Seventh Amendment to Amended and Restated Credit Agreement, dated September 22, 2010, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Operating LLC, the Lenders and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on September 27, 2010).

10.1.22*	Eighth Amendment to Amended and Restated Credit Agreement, dated January 28, 2011, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Operating LLC, the Lenders and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on February 3, 2011).

10.1.23*	Second Amended and Restated Credit Agreement, dated April 29, 2011, among StoneMor Operating LLC, each of its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 5, 2011).

10.1.24*	First Amendment to Second Amended and Restated Credit Agreement, dated August 4, 2011, among StoneMor Operating LLC, each of its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2011).

10.1.25*	Second Amendment to Second Amended and Restated Credit Agreement, dated October 28, 2011, among StoneMor Operating LLC, each of its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 3, 2011).

10.1.26*	Third Amended and Restated Credit Agreement, dated January 19, 2012, among StoneMor Operating LLC, each of its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on January 24, 2012).

10.1.27*	First Amendment to Third Amended and Restated Credit Agreement, dated February 19, 2013, by and among StoneMor Operating LLC, each of its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on February 22, 2013).

10.2*	Confirmation and Amendment Agreement, dated January 19, 2012, among StoneMor Operating LLC, each of its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P. and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on January 24, 2012).

10.3*	Amended and Restated Security Agreement, dated April 29, 2011, among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, the Subsidiary Debtors listed therein and Bank of America, N.A. as Collateral Agent (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on May 5, 2011).

10.4*	Amended and Restated Pledge Agreement, dated April 29, 2011, among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, the Subsidiary Pledgors listed therein and Bank of America, N.A. as administrative and collateral agent (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on May 5, 2011).

10.5.1*	Amended and Restated Note Purchase Agreement, dated as of August 15, 2007, by StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, and each of the Subsidiary Issuers listed on the signature pages thereof (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on August 21, 2007).

Exhibit Number	Description

10.5.2*	First Amendment to the Amended and Restated Note Purchase Agreement, dated November 2, 2007, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, its Subsidiaries set forth on the signature pages thereof, and the Noteholders (incorporated by reference to Exhibit 4.1.3 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.5.3*	Joinder to Amended and Restated Note Purchase Agreement and Finance Documents, dated December 21, 2007 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on December 28, 2007).

10.5.4*	Second Amendment to Amended and Restated Note Purchase Agreement, dated April 30, 2009, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Partners L.P. and the Noteholders (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on May 6, 2009).

10.5.5*	Third Amendment to Amended and Restated Note Purchase Agreement, dated July 1, 2009, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Partners L.P. and the Noteholders (incorporated by reference to Exhibit 10.5 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

10.5.6*	Fourth Amendment to Amended and Restated Note Purchase Agreement, dated November 24, 2009, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Partners L.P. and the Noteholders (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

10.5.7*	Fifth Amendment to Amended and Restated Note Purchase Agreement, dated January 15, 2010, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Partners L.P. and the Noteholders (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on January 21, 2010).

10.5.8*	Sixth Amendment to Amended and Restated Note Purchase Agreement, dated May 4, 2010, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Partners L.P. and the Noteholders (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on May 7, 2010).

10.5.9*	Seventh Amendment to Amended and Restated Note Purchase Agreement, dated September 22, 2010, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Partners L.P. and the Noteholders (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on September 27, 2010).

10.6*	Purchase Agreement, dated November 18, 2009, by and among StoneMor Partners L.P., StoneMor Operating LLC, Cornerstone Family Services of West Virginia Subsidiary, Inc., Osiris Holding of Maryland Subsidiary, Inc., the guarantors named therein and Banc of America Securities LLC, acting on behalf of itself and as the representative for the purchasers named therein (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

10.7.1*†	StoneMor Partners L.P. Long-Term Incentive Plan, as amended April 19, 2010 (incorporated by reference to Appendix A to Registrant’s Definitive Proxy Statement filed on June 4, 2010).

10.7.2*†	Form of the Director Restricted Phantom Unit Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated November 8, 2006 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 15, 2006).

10.7.3*†	Form of the Key Employee Restricted Phantom Unit Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated November 8, 2006 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on November 15, 2006).

Exhibit Number	Description

10.7.4*†	Form of the Unit Appreciation Rights Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated as of November 27, 2006 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on December 1, 2006).

10.7.5*†	Director Restricted Phantom Unit Agreement by and between StoneMor GP LLC and Robert Hellman dated June 23, 2009 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on June 23, 2009).

10.7.6*†	Form of the Unit Appreciation Rights Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated as of December 16, 2009 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on December 22, 2009).

10.7.7*†	Form of the Executive Restricted Phantom Unit Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated as of December 16, 2009 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on December 22, 2009).

10.7.8*†	Director Unit Appreciation Rights Agreement under the StoneMor Partners L.P. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2.8 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.7.9*†	Form of the Unit Appreciation Rights Agreement under the StoneMor Partners L.P. Long-Term Incentive Plan, dated as of April 2, 2012 (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2012).

10.7.10*†	Executive Restricted Phantom Unit Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated as of November 7, 2012 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 13, 2012).

10.8.1*†	Employment Agreement by and between StoneMor GP LLC and Lawrence Miller, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.8.2*†	Addendum to Employment Agreement between StoneMor GP LLC and Lawrence Miller, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 19, 2007).

10.9.1*†	Employment Agreement by and between StoneMor GP LLC and William R. Shane, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.5 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.9.2*†	Addendum to Employment Agreement between StoneMor GP LLC and William R. Shane, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on November 19, 2007).

10.9.3*†	Employment Agreement, effective April 1, 2012, by and between StoneMor GP LLC and William Shane (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 2, 2012).

10.10.1*†	Employment Agreement by and between StoneMor GP LLC and Michael L. Stache, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.7 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.10.2*†	Addendum to Employment Agreement between StoneMor GP LLC and Michael L. Stache, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on November 19, 2007).

10.11.1*†	Employment Agreement by and between StoneMor GP LLC and Robert Stache, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.8 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

Exhibit Number	Description

10.11.2*†	Addendum to Employment Agreement between StoneMor GP LLC and Robert Stache, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K filed on November 19, 2007).

10.12.1*†	Employment Separation Agreement, executed on February 28, 2013, by and between StoneMor GP LLC and Paul Waimberg (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 1, 2013).

10.13.1*†	Form of Indemnification Agreement by and between StoneMor GP LLC and Lawrence Miller, Robert B. Hellman, Jr., Fenton R. Talbott, Jeffery A. Zawadsky, Martin R. Lautman, Timothy K. Yost, Allen R. Freedman, effective September 20, 2004 (incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.13.2*†	Form of Indemnification Agreement by and between StoneMor GP LLC and Howard Carver and Peter Grunebaum, effective February 16, 2007 (incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.14*	Asset Purchase and Sale Agreement by and between StoneMor Partners L.P. and SCI Funeral Services, Inc., an Iowa corporation (“SCI”) and a wholly-owned subsidiary of Service Corporation International, a Texas corporation, joined by certain of SCI’s direct and indirect subsidiary entities, effective October 13, 2005 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on October 17, 2005).

10.15*	Asset Purchase and Sale Agreement, dated September 28, 2006, by and among StoneMor Operating LLC, joined by its direct and indirect subsidiary entities listed in Exhibit A to the Asset Purchase and Sale Agreement, and SCI Funeral Services, Inc., joined by its direct and indirect subsidiary entities listed in Exhibit B to the Asset Purchase and Sale Agreement (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on October 4, 2006).

10.16*	Asset Purchase and Sale Agreement, dated September 28, 2006, by and among StoneMor Operating LLC, joined by StoneMor Michigan LLC and StoneMor Michigan Subsidiary LLC, and SCI Funeral Services, Inc., SCI Michigan Funeral Services, Inc. and Hawes, Inc. (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on October 4, 2006).

10.17*	Asset Purchase and Sale Agreement, dated September 28, 2006, by and among StoneMor Operating LLC, joined by StoneMor Michigan LLC and StoneMor Michigan Subsidiary LLC, and SCI Funeral Services, Inc., and SCI Michigan Funeral Services, Inc. and Hillcrest Memorial Company (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on October 4, 2006).

10.18*	Asset Purchase and Sale Agreement, dated December 4, 2007, by and among StoneMor Operating LLC, joined by its direct and indirect subsidiary entities listed in Exhibit A to the Asset Purchase and Sale Agreement and by Cemetery Management Services of Ohio, L.L.C., and SCI Funeral Services, Inc., joined by its direct and indirect subsidiary entities listed in Exhibit B to the Asset Purchase and Sale Agreement, as well as by SCI Ohio Funeral Services, Inc., and Alderwoods (Ohio) Cemetery Management, Inc. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on December 7, 2007).

10.19*	Transition Agreement, dated December 7, 2007, by and among StoneMor Operating LLC, joined by those of its direct and indirect subsidiary entities which are parties to the Purchase Agreement, as defined therein, and SCI Funeral Services, Inc., joined by those of its direct and indirect subsidiary entities which are parties to the Purchase Agreement (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on December 7, 2007).

Exhibit Number	Description

10.20*	Asset Purchase and Sale Agreement, dated March 30, 2010, by and among StoneMor Operating LLC, StoneMor Michigan LLC, StoneMor Michigan Subsidiary LLC, SCI Funeral Services, LLC, SCI Michigan Funeral Services, Inc., Hillcrest Memorial Company, Christian Memorial Cultural Center, Inc., Sunrise Memorial Gardens Cemetery, Inc. and Flint Memorial Park Association (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on March 30, 2010).

10.21*	Asset Purchase and Sale Agreement, dated March 30, 2010, by and among StoneMor Operating LLC, Plymouth Warehouse Facilities LLC, SCI Funeral Services, LLC, SCI Michigan Funeral Services, Inc., Hillcrest Memorial Company, Sunrise Memorial Gardens Cemetery, Inc., Flint Memorial Park Association, StoneMor Michigan LLC and StoneMor Michigan Subsidiary LLC (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on March 30, 2010).

10.22.1*	Amended and Restated Purchase Agreement by and among StoneMor Operating LLC, StoneMor Indiana LLC, StoneMor Indiana Subsidiary LLC, Ohio Cemetery Holdings, Inc., Ansure Mortuaries of Indiana, LLC, Memory Gardens Management Corporation, Forest Lawn Funeral Home Properties, LLC, Gardens of Memory Cemetery LLC, Gill Funeral Home, LLC, Garden View Funeral Home, LLC, Royal Oak Memorial Gardens of Ohio Ltd., Heritage Hills Memory Gardens of Ohio Ltd., Robert E. Nelms and Lynnette Gray, as receiver, dated April 2, 2010 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 5, 2010).

10.22.2*	Amendment No. 1 to Amended and Restated Purchase Agreement by and among StoneMor Operating LLC, StoneMor Indiana LLC, StoneMor Indiana Subsidiary LLC, Ohio Cemetery Holdings, Inc., Ansure Mortuaries of Indiana, LLC, Memory Gardens Management Corporation, Forest Lawn Funeral Home Properties, LLC, Gardens of Memory Cemetery LLC, Gill Funeral Home, LLC, Garden View Funeral Home, LLC, Royal Oak Memorial Gardens of Ohio Ltd., Heritage Hills Memory Gardens of Ohio Ltd., Robert E. Nelms, Robert Nelms, LLC and Lynnette Gray, as receiver, dated June 21, 2010 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on June 25, 2010).

10.23*	Settlement Agreement by and among StoneMor Indiana LLC, StoneMor Operating LLC, StoneMor Partners L.P., Chapel Hill Associates, Inc., Chapel Hill Funeral Home, Inc., Covington Memorial Funeral Home, Inc., Covington Memorial Gardens, Inc., Forest Lawn Memorial Chapel Inc., Forest Lawn Memory Gardens Inc., Fred W. Meyer, Jr. by James R. Meyer as Special Administrator to the Estate of Fred W. Meyer, Jr., James R. Meyer, Thomas E. Meyer, Nancy Cade, and F.T.J. Meyer Associates, LLC dated June 21, 2010 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on June 25, 2010).

10.24.1*	Omnibus Agreement by and among McCown De Leeuw & Co. IV, L.P., McCown De Leeuw & Co. IV Associates, L.P., MDC Management Company IV, LLC, Delta Fund LLC, Cornerstone Family Services LLC, CFSI LLC, StoneMor Partners L.P., StoneMor GP LLC, StoneMor Operating LLC, dated as of September 20, 2004 (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.24.2*	Amendment No. 1 to Omnibus Agreement entered into on, and effective as of, January 24, 2011 by and among MDC IV Trust U/T/A November 30, 2010, MDC IV Associates Trust U/T/A November 30, 2010, Delta Trust U/T/A November 30, 2010 (successors respectively to McCown De Leeuw & Co. IV, L.P., a California limited partnership, McCown De Leeuw IV Associates, L.P., a California limited partnership, Delta Fund LLC, a California limited liability company, and MDC Management Company IV, LLC, a California limited liability company), Cornerstone Family Services LLC, a Delaware limited liability company, CFSI LLC, a Delaware limited liability company, StoneMor Partners L.P., a Delaware limited partnership, StoneMor GP LLC, a Delaware limited liability company, for itself and on behalf of the Partnership in its capacity as general partner of the Partnership, and StoneMor Operating LLC, a Delaware limited liability company (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on January 28, 2011).

Exhibit Number	Description

10.25*	Contribution, Conveyance and Assumption Agreement by and among StoneMor Partners L.P., StoneMor GP LLC, CFSI LLC, StoneMor Operating LLC, dated as of September 20, 2004 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

21.1	Subsidiaries of Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer President and Chairman of the Board of Directors.

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of Timothy K. Yost, Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith).

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Timothy K. Yost, Chief Financial Officer (furnished herewith).

99.1*	Amended and Restated Limited Liability Company Agreement of StoneMor GP LLC, dated as of September 20, 2004 (incorporated by reference to Exhibit 99.1 of Registrant’s Current Report on Form 8-K filed on September 19, 2007).

99.2*	First Amendment to the Amended and Restated Limited Liability Company Agreement of StoneMor GP LLC, dated as of September 14, 2007 (incorporated by reference to Exhibit 99.2 of Registrant’s Current Report on Form 8-K filed on September 19, 2007).

99.3*	Second Amendment to the Amended and Restated Limited Liability Company Agreement of StoneMor GP LLC, dated as of December 18, 2007 (incorporated by reference to Exhibit 99.2 of Registrant’s Current Report on Form 8-K filed on December 28, 2007).

101	Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010; (ii) Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009; (iii) Consolidated Statement of Partners’ Capital; (iv) Consolidated Statement of Cash Flows for the years ended December 31, 2011, 2010 and 2009; and (v) Notes to the Consolidated Financial Statements. Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of StoneMor Partners L.P.

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

STONEMOR PARTNERS L.P.

	By:	StoneMor GP LLC, its General Partner

March 15, 2013	By:	/S/ LAWRENCE MILLER
Lawrence Miller Chief Executive Officer, President and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ LAWRENCE MILLER Lawrence Miller (Principal Executive Officer)	Chief Executive Officer, President and Chairman of the Board	March 15, 2013

/S/ TIMOTHY K. YOST Timothy K. Yost (Principal Financial Officer)	Chief Financial Officer and Secretary	March 15, 2013

/S/ WILLIAM R. SHANE William R. Shane	Director	March 15, 2013

/S/ ALLEN R. FREEDMAN Allen R. Freedman	Director	March 15, 2013

/S/ PETER K. GRUNEBAUM Peter K. Grunebaum	Director	March 15, 2013

/S/ ROBERT B. HELLMAN, JR. Robert B. Hellman, Jr.	Director	March 15, 2013

/S/ MARTIN R. LAUTMAN, PH.D. Martin R. Lautman, Ph.D.	Director	March 15, 2013

/S/ FENTON R. TALBOTT Fenton R. Talbott	Director	March 15, 2013

/S/ HOWARD L. CARVER Howard L. Carver	Director	March 15, 2013

Exhibit Index

Exhibit Number	Description

3.1*	Certificate of Limited Partnership of StoneMor Partners L.P. (incorporated by reference to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 9, 2004 (Exhibit 3.1)).

3.2*	Second Amended and Restated Agreement of Limited Partnership of StoneMor Partners L.P. dated as of September 9, 2008 (incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed on September 15, 2008).

4.1.1*	Form of 7.66% Senior Secured Note Due 2009, dated June 20, 2007 (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed on August 21, 2007).

4.1.2*	Form of 9.34% Series B Senior Secured Note Due 2012, dated August 15, 2007 (incorporated by reference to Exhibit 4.2 of Registrant’s Current Report on Form 8-K filed on August 21, 2007).

4.1.3*	Form of Senior Secured Series C Note, dated December 21, 2007 (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed on December 28, 2007).

4.2.1*	Indenture, dated as of November 24, 2009, by and among StoneMor Partners L.P., StoneMor Operating LLC, Cornerstone Family Services of West Virginia Subsidiary, Inc., Osiris Holding of Maryland Subsidiary, Inc., the guarantors named therein and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

4.2.2*	Form of 10.25% Senior Note due 2017 (incorporated by reference to Exhibit 4.2 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

4.3*	Registration Rights Agreement, dated as of November 24, 2009, by and among StoneMor Partners L.P., StoneMor Operating LLC, Cornerstone Family Services of West Virginia Subsidiary, Inc., Osiris Holding of Maryland Subsidiary, Inc., the Initial Guarantors party thereto and Banc of America Securities LLC (incorporated by reference to Exhibit 4.3 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

4.4*	Form of Revolving Credit Note (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed on September 27, 2010).

4.5*	Form of Acquisition Note (incorporated by reference to Exhibit 4.2 of Registrant’s Current Report on Form 8-K filed on September 27, 2010).

10.1.1*	Credit Agreement by and among StoneMor Operating LLC, StoneMor GP LLC, StoneMor Partners L.P., various additional borrowers, various lending institutions and Fleet National Bank, dated September 20, 2004 (Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.1.2*	Second Amendment to Credit Agreement, dated September 28, 2006, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC and its subsidiaries set forth on the signature page to the Second Amendment to the Credit Agreement, the Lenders party to the Second Amendment to the Credit Agreement and Bank of America, N.A., as Administrative Agent for the benefit of the Lenders, as Collateral Agent for the benefit of the Lenders and other Secured Creditors, as Swingline Lender and as Letter of Credit Issuer (incorporated by reference to Exhibit 10.5 of Registrant’s Current Report on Form 8-K filed on October 4, 2006).

Exhibit Number	Description

10.1.3*	Third Amendment to Credit Agreement, dated May 7, 2007, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC and its subsidiaries set forth on the signature page to the Third Amendment to the Credit Agreement, the Lenders party to the Third Amendment to the Credit Agreement and Bank of America, N.A., as Administrative Agent for the benefit of the Lenders, as Collateral Agent for the benefit of the Lenders and other Secured Creditors, as Swingline Lender and as Letter of Credit Issuer (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended March 31, 2007).

10.1.4*	Fourth Amendment to Credit Agreement, dated June 29, 2007, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC and its subsidiaries set forth on the signature page to the Fourth Amendment to the Credit Agreement, the Lenders party to the Fourth Amendment to the Credit Agreement and Bank of America, N.A., as Administrative Agent for the benefit of the Lenders, as Collateral Agent for the benefit of the Lenders and other Secured Creditors, as Swingline Lender and as Letter of Credit Issuer (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2007).

10.1.5*	Fifth Amendment to Credit Agreement, dated July 31, 2007, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC and its subsidiaries set forth on the signature page to the Fifth Amendment to the Credit Agreement, the Lenders party to the Fifth Amendment to the Credit Agreement and Bank of America, N.A., as Administrative Agent for the benefit of the Lenders, as Collateral Agent for the benefit of the Lenders and other Secured Creditors, as Swingline Lender and as Letter of Credit Issuer (incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2007).

10.1.6*	Commitment Letter, dated March 15, 2007, by and between StoneMor Operating LLC, all of its existing and future direct and indirect subsidiaries and Bank of America, N.A., Banc of America Securities LLC (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on April 9, 2007).

10.1.7*	Fee Letter, dated March 15, 2007, by and between StoneMor Operating LLC and all of its existing and future direct and indirect subsidiaries and Bank of America, N.A., Banc of America Securities LLC (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on April 9, 2007).

10.1.8*	Extension Letter, dated May 31, 2007, by and between StoneMor Operating LLC, Bank of America, N.A. and Banc of America Securities LLC (incorporated by reference to Exhibit 10.7 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2007).

10.1.9*	Extension Letter, dated June 21, 2007, by and between StoneMor Operating LLC, Bank of America, N.A. and Banc of America Securities LLC (incorporated by reference to Exhibit 10.8 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2007).

10.1.10*	Extension Letter, dated July 31, 2007, by and between StoneMor Operating LLC, Bank of America, N.A. and Banc of America Securities LLC (incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2007).

10.1.11*	Intercreditor and Collateral Agency Agreement by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, various subsidiaries, various lenders and noteholders and Fleet National Bank, dated September 20, 2004 (incorporated by reference to Exhibit 10.10 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

Exhibit Number	Description

10.1.12*	Amended and Restated Credit Agreement, dated August 15, 2007, among StoneMor Operating LLC, as a Borrower, various subsidiaries thereof, as additional Borrowers, StoneMor Partners L.P. and StoneMor GP LLC, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other Lenders Party Hereto, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on August 21, 2007).

10.1.13*	First Amendment to Amended and Restated Credit Agreement, dated November 2, 2007, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, various subsidiaries thereof, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1.11 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.1.14*	Joinder to Amended and Restated Credit Agreement and Credit Documents, dated December 21, 2007 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on December 28, 2007).

10.1.15*	Commitment Letter, effective as of February 25, 2009, by and among Bank of America, N.A., Bank of America Securities, LLC and StoneMor Operating LLC (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed March 2, 2009).

10.1.16*	Second Amendment to Amended and Restated Credit Agreement, dated April 30, 2009, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Operating LLC, the Lenders and Bank of America, N.A.( incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 6, 2009).

10.1.17*	Third Amendment to Amended and Restated Credit Agreement, dated July 6, 2009, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Operating LLC, the Lenders and Bank of America, N.A. (incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

10.1.18*	Fourth Amendment to Amended and Restated Credit Agreement, dated November 24, 2009, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Operating LLC, the Lenders and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

10.1.19*	Fifth Amendment to Amended and Restated Credit Agreement, dated January 15, 2010, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Operating LLC, the Lenders and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on January 21, 2010).

10.1.20*	Sixth Amendment to Amended and Restated Credit Agreement, dated May 4, 2010, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Operating LLC, the Lenders and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 7, 2010).

10.1.21*	Seventh Amendment to Amended and Restated Credit Agreement, dated September 22, 2010, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Operating LLC, the Lenders and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on September 27, 2010).

10.1.22*	Eighth Amendment to Amended and Restated Credit Agreement, dated January 28, 2011, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Operating LLC, the Lenders and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on February 3, 2011).

Exhibit Number	Description

10.1.23*	Second Amended and Restated Credit Agreement, dated April 29, 2011, among StoneMor Operating LLC, each of its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 5, 2011).

10.1.24*	First Amendment to Second Amended and Restated Credit Agreement, dated August 4, 2011, among StoneMor Operating LLC, each of its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2011).

10.1.25*	Second Amendment to Second Amended and Restated Credit Agreement, dated October 28, 2011, among StoneMor Operating LLC, each of its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 3, 2011).

10.1.26*	Third Amended and Restated Credit Agreement, dated January 19, 2012, among StoneMor Operating LLC, each of its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on January 24, 2012).

10.1.27*	First Amendment to Third Amended and Restated Credit Agreement, dated February 19, 2013, by and among StoneMor Operating LLC, each of its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on February 22, 2013).

10.2*	Confirmation and Amendment Agreement, dated January 19, 2012, among StoneMor Operating LLC, each of its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P. and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on January 24, 2012).

10.3*	Amended and Restated Security Agreement, dated April 29, 2011, among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, the Subsidiary Debtors listed therein and Bank of America, N.A. as Collateral Agent (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on May 5, 2011).

10.4*	Amended and Restated Pledge Agreement, dated April 29, 2011, among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, the Subsidiary Pledgors listed therein and Bank of America, N.A. as administrative and collateral agent (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on May 5, 2011).

10.5.1*	Amended and Restated Note Purchase Agreement, dated as of August 15, 2007, by StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, and each of the Subsidiary Issuers listed on the signature pages thereof (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on August 21, 2007).

10.5.2*	First Amendment to the Amended and Restated Note Purchase Agreement, dated November 2, 2007, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, its Subsidiaries set forth on the signature pages thereof, and the Noteholders (incorporated by reference to Exhibit 4.1.3 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

Exhibit Number	Description

10.5.3*	Joinder to Amended and Restated Note Purchase Agreement and Finance Documents, dated December 21, 2007 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on December 28, 2007).

10.5.4*	Second Amendment to Amended and Restated Note Purchase Agreement, dated April 30, 2009, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Partners L.P. and the Noteholders (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on May 6, 2009).

10.5.5*	Third Amendment to Amended and Restated Note Purchase Agreement, dated July 1, 2009, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Partners L.P. and the Noteholders (incorporated by reference to Exhibit 10.5 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

10.5.6*	Fourth Amendment to Amended and Restated Note Purchase Agreement, dated November 24, 2009, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Partners L.P. and the Noteholders (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

10.5.7*	Fifth Amendment to Amended and Restated Note Purchase Agreement, dated January 15, 2010, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Partners L.P. and the Noteholders (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on January 21, 2010).

10.5.8*	Sixth Amendment to Amended and Restated Note Purchase Agreement, dated May 4, 2010, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Partners L.P. and the Noteholders (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on May 7, 2010).

10.5.9*	Seventh Amendment to Amended and Restated Note Purchase Agreement, dated September 22, 2010, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Partners L.P. and the Noteholders (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on September 27, 2010).

10.6*	Purchase Agreement, dated November 18, 2009, by and among StoneMor Partners L.P., StoneMor Operating LLC, Cornerstone Family Services of West Virginia Subsidiary, Inc., Osiris Holding of Maryland Subsidiary, Inc., the guarantors named therein and Banc of America Securities LLC, acting on behalf of itself and as the representative for the purchasers named therein (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

10.7.1*†	StoneMor Partners L.P. Long-Term Incentive Plan, as amended April 19, 2010 (incorporated by reference to Appendix A to Registrant’s Definitive Proxy Statement filed on June 4, 2010).

10.7.2*†	Form of the Director Restricted Phantom Unit Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated November 8, 2006 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 15, 2006).

10.7.3*†	Form of the Key Employee Restricted Phantom Unit Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated November 8, 2006 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on November 15, 2006).

10.7.4*†	Form of the Unit Appreciation Rights Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated as of November 27, 2006 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on December 1, 2006).

Exhibit Number	Description

10.7.5*†	Director Restricted Phantom Unit Agreement by and between StoneMor GP LLC and Robert Hellman dated June 23, 2009 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on June 23, 2009).

10.7.6*†	Form of the Unit Appreciation Rights Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated as of December 16, 2009 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on December 22, 2009).

10.7.7*†	Form of the Executive Restricted Phantom Unit Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated as of December 16, 2009 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on December 22, 2009).

10.7.8*†	Director Unit Appreciation Rights Agreement under the StoneMor Partners L.P. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2.8 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.7.9*†	Form of the Unit Appreciation Rights Agreement under the StoneMor Partners L.P. Long-Term Incentive Plan, dated as of April 2, 2012 (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2012).

10.7.10*†	Executive Restricted Phantom Unit Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated as of November 7, 2012 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 13, 2012).

10.8.1*†	Employment Agreement by and between StoneMor GP LLC and Lawrence Miller, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.8.2*†	Addendum to Employment Agreement between StoneMor GP LLC and Lawrence Miller, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 19, 2007).

10.9.1*†	Employment Agreement by and between StoneMor GP LLC and William R. Shane, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.5 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.9.2*†	Addendum to Employment Agreement between StoneMor GP LLC and William R. Shane, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on November 19, 2007).

10.9.3*†	Employment Agreement, effective April 1, 2012, by and between StoneMor GP LLC and William Shane (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 2, 2012).

10.10.1*†	Employment Agreement by and between StoneMor GP LLC and Michael L. Stache, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.7 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.10.2*†	Addendum to Employment Agreement between StoneMor GP LLC and Michael L. Stache, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on November 19, 2007).

10.11.1*†	Employment Agreement by and between StoneMor GP LLC and Robert Stache, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.8 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

Exhibit Number	Description

10.11.2*†	Addendum to Employment Agreement between StoneMor GP LLC and Robert Stache, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K filed on November 19, 2007).

10.12.1*†	Employment Separation Agreement, executed on February 28, 2013, by and between StoneMor GP LLC and Paul Waimberg (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 1, 2013).

10.13.1*†	Form of Indemnification Agreement by and between StoneMor GP LLC and Lawrence Miller, Robert B. Hellman, Jr., Fenton R. Talbott, Jeffery A. Zawadsky, Martin R. Lautman, Timothy K. Yost, Allen R. Freedman, effective September 20, 2004 (incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.13.2*†	Form of Indemnification Agreement by and between StoneMor GP LLC and Howard Carver and Peter Grunebaum, effective February 16, 2007 (incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.14*	Asset Purchase and Sale Agreement by and between StoneMor Partners L.P. and SCI Funeral Services, Inc., an Iowa corporation (“SCI”) and a wholly-owned subsidiary of Service Corporation International, a Texas corporation, joined by certain of SCI’s direct and indirect subsidiary entities, effective October 13, 2005 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on October 17, 2005).

10.15*	Asset Purchase and Sale Agreement, dated September 28, 2006, by and among StoneMor Operating LLC, joined by its direct and indirect subsidiary entities listed in Exhibit A to the Asset Purchase and Sale Agreement, and SCI Funeral Services, Inc., joined by its direct and indirect subsidiary entities listed in Exhibit B to the Asset Purchase and Sale Agreement (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on October 4, 2006).

10.16*	Asset Purchase and Sale Agreement, dated September 28, 2006, by and among StoneMor Operating LLC, joined by StoneMor Michigan LLC and StoneMor Michigan Subsidiary LLC, and SCI Funeral Services, Inc., SCI Michigan Funeral Services, Inc. and Hawes, Inc. (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on October 4, 2006).

10.17*	Asset Purchase and Sale Agreement, dated September 28, 2006, by and among StoneMor Operating LLC, joined by StoneMor Michigan LLC and StoneMor Michigan Subsidiary LLC, and SCI Funeral Services, Inc., and SCI Michigan Funeral Services, Inc. and Hillcrest Memorial Company (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on October 4, 2006).

10.18*	Asset Purchase and Sale Agreement, dated December 4, 2007, by and among StoneMor Operating LLC, joined by its direct and indirect subsidiary entities listed in Exhibit A to the Asset Purchase and Sale Agreement and by Cemetery Management Services of Ohio, L.L.C., and SCI Funeral Services, Inc., joined by its direct and indirect subsidiary entities listed in Exhibit B to the Asset Purchase and Sale Agreement, as well as by SCI Ohio Funeral Services, Inc., and Alderwoods (Ohio) Cemetery Management, Inc. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on December 7, 2007).

10.19*	Transition Agreement, dated December 7, 2007, by and among StoneMor Operating LLC, joined by those of its direct and indirect subsidiary entities which are parties to the Purchase Agreement, as defined therein, and SCI Funeral Services, Inc., joined by those of its direct and indirect subsidiary entities which are parties to the Purchase Agreement (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on December 7, 2007).

Exhibit Number	Description

10.20*	Asset Purchase and Sale Agreement, dated March 30, 2010, by and among StoneMor Operating LLC, StoneMor Michigan LLC, StoneMor Michigan Subsidiary LLC, SCI Funeral Services, LLC, SCI Michigan Funeral Services, Inc., Hillcrest Memorial Company, Christian Memorial Cultural Center, Inc., Sunrise Memorial Gardens Cemetery, Inc. and Flint Memorial Park Association (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on March 30, 2010).

10.21*	Asset Purchase and Sale Agreement, dated March 30, 2010, by and among StoneMor Operating LLC, Plymouth Warehouse Facilities LLC, SCI Funeral Services, LLC, SCI Michigan Funeral Services, Inc., Hillcrest Memorial Company, Sunrise Memorial Gardens Cemetery, Inc., Flint Memorial Park Association, StoneMor Michigan LLC and StoneMor Michigan Subsidiary LLC (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on March 30, 2010).

10.22.1*	Amended and Restated Purchase Agreement by and among StoneMor Operating LLC, StoneMor Indiana LLC, StoneMor Indiana Subsidiary LLC, Ohio Cemetery Holdings, Inc., Ansure Mortuaries of Indiana, LLC, Memory Gardens Management Corporation, Forest Lawn Funeral Home Properties, LLC, Gardens of Memory Cemetery LLC, Gill Funeral Home, LLC, Garden View Funeral Home, LLC, Royal Oak Memorial Gardens of Ohio Ltd., Heritage Hills Memory Gardens of Ohio Ltd., Robert E. Nelms and Lynnette Gray, as receiver, dated April 2, 2010 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 5, 2010).

10.22.2*	Amendment No. 1 to Amended and Restated Purchase Agreement by and among StoneMor Operating LLC, StoneMor Indiana LLC, StoneMor Indiana Subsidiary LLC, Ohio Cemetery Holdings, Inc., Ansure Mortuaries of Indiana, LLC, Memory Gardens Management Corporation, Forest Lawn Funeral Home Properties, LLC, Gardens of Memory Cemetery LLC, Gill Funeral Home, LLC, Garden View Funeral Home, LLC, Royal Oak Memorial Gardens of Ohio Ltd., Heritage Hills Memory Gardens of Ohio Ltd., Robert E. Nelms, Robert Nelms, LLC and Lynnette Gray, as receiver, dated June 21, 2010 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on June 25, 2010).

10.23*	Settlement Agreement by and among StoneMor Indiana LLC, StoneMor Operating LLC, StoneMor Partners L.P., Chapel Hill Associates, Inc., Chapel Hill Funeral Home, Inc., Covington Memorial Funeral Home, Inc., Covington Memorial Gardens, Inc., Forest Lawn Memorial Chapel Inc., Forest Lawn Memory Gardens Inc., Fred W. Meyer, Jr. by James R. Meyer as Special Administrator to the Estate of Fred W. Meyer, Jr., James R. Meyer, Thomas E. Meyer, Nancy Cade, and F.T.J. Meyer Associates, LLC dated June 21, 2010 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on June 25, 2010).

10.24.1*	Omnibus Agreement by and among McCown De Leeuw & Co. IV, L.P., McCown De Leeuw & Co. IV Associates, L.P., MDC Management Company IV, LLC, Delta Fund LLC, Cornerstone Family Services LLC, CFSI LLC, StoneMor Partners L.P., StoneMor GP LLC, StoneMor Operating LLC, dated as of September 20, 2004 (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.24.2*	Amendment No. 1 to Omnibus Agreement entered into on, and effective as of, January 24, 2011 by and among MDC IV Trust U/T/A November 30, 2010, MDC IV Associates Trust U/T/A November 30, 2010, Delta Trust U/T/A November 30, 2010 (successors respectively to McCown De Leeuw & Co. IV, L.P., a California limited partnership, McCown De Leeuw IV Associates, L.P., a California limited partnership, Delta Fund LLC, a California limited liability company, and MDC Management Company IV, LLC, a California limited liability company), Cornerstone Family Services LLC, a Delaware limited liability company, CFSI LLC, a Delaware limited liability company, StoneMor Partners L.P., a Delaware limited partnership, StoneMor GP LLC, a Delaware limited liability company, for itself and on behalf of the Partnership in its capacity as general partner of the Partnership, and StoneMor Operating LLC, a Delaware limited liability company (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on January 28, 2011).

Exhibit Number	Description

10.25*	Contribution, Conveyance and Assumption Agreement by and among StoneMor Partners L.P., StoneMor GP LLC, CFSI LLC, StoneMor Operating LLC, dated as of September 20, 2004 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

21.1	Subsidiaries of Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer President and Chairman of the Board of Directors.

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of Timothy K. Yost, Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith).

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Timothy K. Yost, Chief Financial Officer (furnished herewith).

99.1*	Amended and Restated Limited Liability Company Agreement of StoneMor GP LLC, dated as of September 20, 2004 (incorporated by reference to Exhibit 99.1 of Registrant’s Current Report on Form 8-K filed on September 19, 2007).

99.2*	First Amendment to the Amended and Restated Limited Liability Company Agreement of StoneMor GP LLC, dated as of September 14, 2007 (incorporated by reference to Exhibit 99.2 of Registrant’s Current Report on Form 8-K filed on September 19, 2007).

99.3*	Second Amendment to the Amended and Restated Limited Liability Company Agreement of StoneMor GP LLC, dated as of December 18, 2007 (incorporated by reference to Exhibit 99.2 of Registrant’s Current Report on Form 8-K filed on December 28, 2007).

101	Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010; (ii) Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009; (iii) Consolidated Statement of Partners’ Capital; (iv) Consolidated Statement of Cash Flows for the years ended December 31, 2011, 2010 and 2009; and (v) Notes to the Consolidated Financial Statements. Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of StoneMor Partners L.P.

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