Form 10-Q
period 2013-03-31
STONEMOR PARTNERS LP
filed 2013-05-07
CIK 1286131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

The number of the registrant’s outstanding common units at May 1, 2013 was 21,344,212.

Index – Form 10-Q

Part I – Financial Information

Item 1.	Financial Statements

StoneMor Partners L.P.

Condensed Consolidated Balance Sheet

(in thousands)

(unaudited)

	March 31,	December 31,
	2013	2012

Assets
Current assets:
Cash and cash equivalents	$8,536	$7,946
Accounts receivable, net of allowance	52,659	51,895
Prepaid expenses	3,266	3,832
Other current assets	16,722	17,418

Total current assets	81,183	81,091

Long-term accounts receivable, net of allowance	74,454	71,521
Cemetery property	313,393	309,980
Property and equipment, net of accumulated depreciation	84,316	79,740
Merchandise trusts, restricted, at fair value	410,041	375,973
Perpetual care trusts, restricted, at fair value	302,282	282,313
Deferred financing costs, net of accumulated amortization	8,820	9,238
Deferred selling and obtaining costs	79,061	76,317
Deferred tax assets	381	381
Goodwill	47,570	42,392
Other assets	18,030	14,779

Total assets	$1,419,531	$1,343,725

Liabilities and partners’ capital
Current liabilities:
Accounts payable and accrued liabilities	$30,796	$28,973
Accrued interest	5,541	1,833
Current portion, long-term debt	4,995	2,175

Total current liabilities	41,332	32,981

Other long-term liabilities	1,771	1,835
Long-term debt	233,556	252,774
Deferred cemetery revenues, net	535,952	497,861
Deferred tax liabilities	13,859	14,910
Merchandise liability	127,714	125,869
Perpetual care trust corpus	302,282	282,313

Total liabilities	1,256,466	1,208,543

Commitments and contingencies
Partners’ capital
General partner	(134)	386
Common partners	163,199	134,796

Total partners’ capital	163,065	135,182

Total liabilities and partners’ capital	$1,419,531	$1,343,725

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statement of Operations

(in thousands, except unit data)

(unaudited)

	Three months ended
	March 31,
	2013	2012
Revenues:
Cemetery
Merchandise	$26,652	$27,144
Services	11,299	12,082
Investment and other	10,243	11,424
Funeral home
Merchandise	4,953	4,018
Services	6,465	4,919

Total revenues	59,612	59,587

Costs and Expenses:
Cost of goods sold (exclusive of depreciation shown separately below):
Perpetual care	1,281	1,367
Merchandise	5,009	5,053
Cemetery expense	12,785	12,792
Selling expense	11,224	11,787
General and administrative expense	7,582	7,193
Corporate overhead (including $330 and $198 in unit-based compensation for the three months ended March 31, 2013 and 2012, respectively)	7,988	6,603
Depreciation and amortization	2,330	2,330
Funeral home expense
Merchandise	1,522	1,423
Services	4,557	3,405
Other	2,657	1,928
Acquisition related costs	1,283	331

Total cost and expenses	58,218	54,212

Operating profit	1,394	5,375

Gain on termination of operating agreement	—	1,820
Gain on settlement agreement	912	—
Interest expense	5,463	4,966

Net income (loss) before income taxes	(3,157)	2,229

Income tax expense (benefit)
State	56	145
Federal	(1,013)	54

Total income tax expense (benefit)	(957)	199

Net income (loss)	$(2,200)	$2,030

General partner’s interest in net income (loss) for the period	$(40)	$41
Limited partners’ interest in net income (loss) for the period	$(2,160)	$1,989

Net income (loss) per limited partner unit (basic and diluted)	$(.11)	$.10

Weighted average number of limited partners’ units outstanding -basic	19,729	19,369
Weighted average number of limited partners’ units outstanding -diluted	19,729	20,391
Distributions declared per unit	$.590	$.585

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statement of

Partners’ Capital

(in thousands)

(unaudited)

	Partners’ Capital
	Common	General
	Unit Holders	Partner	Total
Balance, December 31, 2012	$134,796	$386	$135,182

Proceeds from public offering	38,377	—	38,377
Issuance of common units	3,592	—	3,592
Compensation related to UARs	139	—	139
Net loss	(2,160)	(40)	(2,200)
Cash distribution	(11,545)	(480)	(12,025)

Balance, March 31, 2013	$163,199	$(134)	$163,065

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statement of Cash Flows

(in thousands)

(unaudited)

	For the three months ended March 31,
	2013	2012
Operating activities:
Net income (loss)	$(2,200)	$2,030
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of lots sold	1,735	1,833
Depreciation and amortization	2,330	2,330
Unit-based compensation	330	198
Accretion of debt discounts	490	436
Gain on settlement agreement	(912)	—
Gain on termination of operating agreement	—	(1,820)
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(1,385)	(1,374)
Allowance for doubtful accounts	(1,317)	1,363
Merchandise trust fund	(12,161)	(2,690)
Prepaid expenses	566	(1,471)
Other current assets	696	1,181
Other assets	(770)	(1,828)
Accounts payable and accrued and other liabilities	5,278	1,277
Deferred selling and obtaining costs	(2,745)	(2,188)
Deferred cemetery revenue	18,987	11,618
Deferred taxes (net)	(1,051)	31
Merchandise liability	(1,004)	(2,736)

Net cash provided by operating activities	6,867	8,190

Investing activities:
Cash paid for cemetery property	(1,076)	(1,217)
Purchase of subsidiaries	(9,100)	(1,652)
Cash paid for property and equipment	(1,771)	(898)

Net cash used in investing activities	(11,947)	(3,767)

Financing activities:
Cash distribution	(12,025)	(11,780)
Additional borrowings on long-term debt	20,948	7,350
Repayments of long-term debt	(41,522)	(1,286)
Proceeds from public offering	38,377	—
Cost of financing activities	(108)	(1,987)

Net cash provided by (used in) financing activities	5,670	(7,703)

Net increase (decrease) in cash and cash equivalents	590	(3,280)
Cash and cash equivalents - Beginning of period	7,946	12,058

Cash and cash equivalents - End of period	$8,536	$8,778

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,245	$623
Cash paid during the period for income taxes	$451	$103
Non-cash investing and financing activities
Acquisition of assets by financing	$62	$28
Issuance of limited partner units for cemetery acquisition	$3,592	$—
Acquisition of asset by assumption of directly related liability	$3,924	$—

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

1.	NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

StoneMor Partners L.P. (“StoneMor”, the “Company” or the “Partnership”) is a provider of funeral and cemetery products and services in the death care industry in the United States. Through its subsidiaries, StoneMor offers a complete range of funeral merchandise and services, along with cemetery property, merchandise and services, both at the time of need and on a pre-need basis. As of March 31, 2013, the Partnership owned 258 and operated 276 cemeteries in 27 states and Puerto Rico and owned and operated 92 funeral homes in 18 states and Puerto Rico.

Basis of Presentation

The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All interim financial data is unaudited. However, in the opinion of management, the interim financial data as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for a full year. The December 31, 2012 condensed consolidated balance sheet data was derived from audited financial statements included in the Company’s 2012 Annual Report on Form 10-K (“2012 Form 10-K”), but does not include all disclosures required by GAAP, which are presented in the Company’s 2012 Form 10-K.

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

2.	LONG-TERM ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

Long-term accounts receivable, net, consist of the following:

	As of
	March 31,	December 31,
	2013	2012
	(in thousands)

Customer receivables	$165,183	$159,726
Unearned finance income	(18,954)	(18,377)
Allowance for contract cancellations	(19,116)	(17,933)

	127,113	123,416
Less: current portion, net of allowance	52,659	51,895

Long-term portion, net of allowance	$74,454	$71,521

Activity in the allowance for contract cancellations is as follows:

	For the three months ended March 31,
	2013	2012
	(in thousands)

Balance - Beginning of period	$17,933	$17,582
Provision for cancellations	4,986	4,671
Charge-offs - net	(3,803)	(4,169)

Balance - End of period	$19,116	$18,084

3.	CEMETERY PROPERTY

Cemetery property consists of the following:

	As of
	March 31,	December 31,
	2013	2012
	(in thousands)

Developed land	$70,976	$71,318
Undeveloped land	162,535	162,275
Mausoleum crypts and lawn crypts	70,084	69,525
Other land	9,798	6,862

Total	$313,393	$309,980

4.	PROPERTY AND EQUIPMENT

Major classes of property and equipment follow:

	As of
	March 31,	December 31,
	2013	2012
	(in thousands)

Building and improvements	$87,822	$82,056
Furniture and equipment	42,862	42,353

	130,684	124,409
Less: accumulated depreciation	(46,368)	(44,669)

Property and equipment - net	$84,316	$79,740

Depreciation expense was $1.7 million and $1.8 million during the three months ended March 31, 2013 and 2012, respectively.

5.	MERCHANDISE TRUSTS

At March 31, 2013, the Company’s merchandise trusts consisted of the following types of assets:

•	Money Market Funds that invest in low risk short term securities;

•	Publicly traded mutual funds that invest in underlying debt securities;

•	Publicly traded mutual funds that invest in underlying equity securities;

•	Equity investments that are currently paying dividends or distributions. These investments include Real Estate Investment Trusts (“REIT’s”), Master Limited Partnerships and global equity securities;

•	Fixed maturity debt securities issued by various corporate entities;

•	Fixed maturity debt securities issued by the U.S. Government and U.S. Government agencies;

•	Fixed maturity debt securities issued by U.S. states and local government agencies; and

•

Assets acquired related to the February 19, 2013 acquisition of six funeral homes in Florida (see Note 13). According to the terms of the agreement, the seller was required to liquidate the holdings of the related trusts upon closing and forward the proceeds to the Company as soon as practicable. As of March 31, 2013, the Company has not received all of these amounts. Accordingly, a portion of the assets are shown in a single line item in the disclosures below as “Assets acquired via acquisition” and the cost basis and fair value of such assets are based upon preliminary estimates that the Company is required to make in accordance with Accounting Topic 805.

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

The Company has included $7.8 million and $7.6 million of investments held in trust by the West Virginia Funeral Directors Association at March 31, 2013 and December 31, 2012, respectively, in its merchandise trust assets. As required by law, the Company deposits a portion of certain funeral merchandise sales in West Virginia into a trust that is held by the West Virginia Funeral Directors Association. These trusts are recorded at their account value, which approximates their fair value.

The cost and market value associated with the assets held in merchandise trusts at March 31, 2013 and December 31, 2012 were as follows:

As of March 31, 2013	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)

Short-term investments	$55,942	$—	$—	$55,942
Fixed maturities:
U.S. Government and federal agency	—	—	—	—
U.S. State and local government agency	—	—	—	—
Corporate debt securities	8,711	198	(35)	8,874
Other debt securities	4,320	—	—	4,320

Total fixed maturities	13,031	198	(35)	13,194

Mutual funds - debt securities	108,242	1,605	(850)	108,997
Mutual funds - equity securities	128,153	14,285	(1,007)	141,431

Equity securities	72,226	5,483	(1,095)	76,614
Other invested assets	5,629	110	(99)	5,640

Total managed investments	$383,223	$21,681	$(3,086)	$401,818

Assets acquired via acquisition	460	—	—	460
West Virginia Trust Receivable	7,763	—	—	7,763

Total	$391,446	$21,681	$(3,086)	$410,041

As of December 31, 2012	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)

Short-term investments	$27,890	$—	$—	$27,890
Fixed maturities:
U.S. Government and federal agency	—	—	—	—
U.S. State and local government agency	—	—	—	—
Corporate debt securities	8,590	165	(41)	8,714
Other debt securities	4,320	—	(3)	4,317

Total fixed maturities	12,910	165	(44)	13,031

Mutual funds - debt securities	105,388	3,425	(892)	107,921
Mutual funds - equity securities	145,538	6,229	(6,697)	145,070

Equity securities	68,714	3,448	(4,755)	67,407
Other invested assets	7,376	165	(444)	7,097

Total managed investments	$367,816	$13,432	$(12,832)	$368,416

West Virginia Trust Receivable	7,557	—	—	7,557

Total	$375,373	$13,432	$(12,832)	$375,973

The contractual maturities of debt securities as of March 31, 2013 are as follows:

As of March 31, 2013	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
	(in thousands)

U.S. Government and federal agency	$—	$—	$—	$—
U.S. State and local government agency	—	—	—	—
Corporate debt securities	—	3,691	5,183	—
Other debt securities	4,320	—	—	—

Total fixed maturities	$4,320	$3,691	$5,183	$—

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at March 31, 2013 and December 31, 2012 is presented below:

	Less than 12 months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of March 31, 2013	Value	Losses	Value	Losses	Value	Losses
	(in thousands)

Fixed maturities:
U.S. Government and federal agency	$—	$—	$—	$—	$—	$—
U.S. State and local government agency	—	—	—	—	—	—
Corporate debt securities	2,161	32	150	3	2,311	35
Other debt securities	—	—	—	—	—	—

Total fixed maturities	2,161	32	150	3	2,311	35

Mutual funds - debt securites	14,560	444	3,837	406	18,397	850
Mutual funds - equity securites	7,734	622	4,275	385	12,009	1,007
Equity securities	8,896	309	8,260	786	17,156	1,095
Other invested assets	254	99	—	—	254	99

Total	$33,605	$1,506	$16,522	$1,580	$50,127	$3,086

	Less than 12 months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2012	Value	Losses	Value	Losses	Value	Losses
	(in thousands)

Fixed maturities:
U.S. Government and federal agency	$—	$—	$—	$—	$—	$—
U.S. State and local government agency	—	—	—	—	—	—
Corporate debt securities	2,140	20	297	21	2,437	41
Other debt securities	4,317	3	—	—	4,317	3

Total fixed maturities	6,457	23	297	21	6,754	44

Mutual funds - debt securites	6,388	463	4,198	429	10,586	892
Mutual funds - equity securites	48,255	5,500	19,655	1,197	67,910	6,697
Equity securities	17,932	1,527	15,538	3,228	33,470	4,755
Other invested assets	2,558	444	—	—	2,558	444

Total	$81,590	$7,957	$39,688	$4,875	$121,278	$12,832

A reconciliation of the Company’s merchandise trust activities for the three months ended March 31, 2013 is presented below:

Fair Value @ 12/31/2012	Contributions	Distributions	Interest/ Dividends	Capital Gain Distributions	Realized Gain/ Loss	Taxes	Fees	Unrealized Change in Fair Value	Fair Value @ 3/31/2013
(in thousands)
$375,973	15,443	(9,374)	4,577	(53)	6,450	(353)	(617)	17,995	$410,041

The Company made net contributions into the trusts of approximately $6.1 million during the three months ended March 31, 2013. During the three months ended March 31, 2013, purchases and sales of securities available for sale included in trust investments were approximately $180.8 million and $177.0 million, respectively. Contributions include $4.9 million of assets that were acquired through acquisitions during the three months ended March 31, 2013.

Other-Than-Temporary Impairments of Trust Assets

During the three months ended March 31, 2013, the Company determined that there were 4 securities with an aggregate cost basis of approximately $1.4 million and an aggregate fair value of approximately $0.7 million, resulting in an impairment of $0.7 million, wherein such impairment was considered to be other-than-temporary. Accordingly, the Company adjusted the cost basis of these assets to their current value and offset this change against deferred revenue. This reduction in deferred revenue will be reflected in earnings in future periods as the underlying merchandise is delivered or the underlying service is performed.

During the three months ended March 31, 2012, the Company determined that there were no other than temporary impairments to the investment portfolio in the merchandise trusts.

6.	PERPETUAL CARE TRUSTS

At March 31, 2013, the Company’s perpetual care trusts consisted of the following types of assets:

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

The cost and market value associated with the assets held in perpetual care trusts at March 31, 2013 and December 31, 2012 were as follows:

As of March 31, 2013	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)

Short-term investments	$22,270	$—	$—	$22,270
Fixed maturities:
U.S. Government and federal agency	408	102	—	510
U.S. State and local government agency	—	—	—	—
Corporate debt securities	23,762	577	(82)	24,257
Other debt securities	371	—	—	371

Total fixed maturities	24,541	679	(82)	25,138

Mutual funds - debt securities	104,422	3,730	(187)	107,965
Mutual funds - equity securities	94,467	16,881	—	111,348

Equity securities	25,132	10,234	(73)	35,293
Other invested assets	132	200	(64)	268

Total	$270,964	$31,724	$(406)	$302,282

As of December 31, 2012	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)

Short-term investments	$21,419	$—	$—	$21,419
Fixed maturities:
U.S. Government and federal agency	408	104	—	512
U.S. State and local government agency	—	—	—	—
Corporate debt securities	22,690	702	(101)	23,291
Other debt securities	371	—	—	371

Total fixed maturities	23,469	806	(101)	24,174

Mutual funds - debt securities	103,909	3,429	(150)	107,188
Mutual funds - equity securities	94,239	5,222	(249)	99,212

Equity securities	23,797	6,563	(455)	29,905
Other invested assets	113	302	—	415

Total	$266,946	$16,322	$(955)	$282,313

The contractual maturities of debt securities as of March 31, 2013 are as follows:

As of March 31, 2013	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
	(in thousands)

U.S. Government and federal agency	$386	$124	$—	$—
U.S. State and local government agency	—	—	—	—
Corporate debt securities	77	10,103	14,077	—
Other debt securities	371	—	—	—

Total fixed maturities	$834	$10,227	$14,077	$—

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at March 31, 2013 and December 31, 2012 held in perpetual care trusts is presented below:

	Less than 12 months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of March 31, 2013	Value	Losses	Value	Losses	Value	Losses
	(in thousands)

Fixed maturities:
U.S. Government and federal agency	$—	$—	$—	$—	$—	$—
U.S. State and local government agency	—	—	—	—	—	—
Corporate debt securities	6,053	75	340	7	6,393	82
Other debt securities	—	—	—	—	—	—

Total fixed maturities	6,053	75	340	7	6,393	82

Mutual funds - debt securites	381	59	8,405	128	8,786	187
Mutual funds - equity securites	—	—	—	—	—	—
Equity securities	527	55	1,032	18	1,559	73
Other invested assets	268	64	—	—	268	64

Total	$7,229	$253	$9,777	$153	$17,006	$406

	Less than 12 months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2012	Value	Losses	Value	Losses	Value	Losses
	(in thousands)

Fixed maturities:
U.S. Government and federal agency	$—	$—	$—	$—	$—	$—
U.S. State and local government agency	—	—	—	—	—	—
Corporate debt securities	4,630	48	711	53	5,341	101
Other debt securities	—	—	—	—	—	—

Total fixed maturities	4,630	48	711	53	5,341	101

Mutual funds - debt securites	859	35	870	115	1,729	150
Mutual funds - equity securites	34,805	249	—	—	34,805	249
Equity securities	4,269	238	545	217	4,814	455
Other invested assets	—	—	—	—	—	—

Total	$44,563	$570	$2,126	$385	$46,689	$955

A reconciliation of the Company’s perpetual care trust activities for the three months ended March 31, 2013 is presented below:

Fair Value @ 12/31/2012	Contributions	Distributions	Interest/ Dividends	Capital Gain Distributions	Realized Gain/ Loss	Taxes	Fees	Unrealized Change in Fair Value	Fair Value @ 3/31/2013
(in thousands)
$282,313	2,161	(2,601)	3,179	(25)	2,164	(307)	(553)	15,951	$302,282

The Company made net distributions from the trusts of approximately $0.4 million during the three months ended March 31, 2013. During the three months ended March 31, 2013, purchases and sales of securities available for sale included in trust investments were approximately $45.9 million and $43.4 million, respectively.

Other-Than-Temporary Impairments of Trust Assets

During the three months ended March 31, 2013 and 2012, the Company determined that there were no other than temporary impairments to the investment portfolio in the perpetual care trusts.

7.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in acquisitions.

A rollforward of goodwill by reportable segment is as follows:

	Cemeteries			Funeral
	Southeast	Northeast	West	Homes	Total
	(in thousands)
Balance as of December 31, 2012	$6,174	$—	$11,948	$24,270	$42,392
Goodwill acquired from acquisitions during the three months ended March 31, 2013	—	—	—	5,178	5,178

Balance as of March 31, 2013	$6,174	$—	$11,948	$29,448	$47,570

Other Acquired Intangible Assets

The Company has other acquired intangible assets, most of which have been recognized as a result of acquisitions and long-term operating agreements. These amounts are included within other assets on the unaudited condensed consolidated balance sheet. All of the intangible assets are subject to amortization. The major classes of intangible assets are as follows:

	As of			As of
	March 31, 2013		Net Intangible Asset	December 31, 2012		Net Intangible Asset
	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Amount	Amortization		Amount	Amortization
	(in thousands)
Amortized Intangible Assets:
Underlying contract value	$6,239	$(594)	$5,645	$6,239	$(555)	$5,684
Non-compete agreements	7,950	(2,905)	5,045	6,023	(2,553)	3,470
Other intangible assets	269	(85)	184	269	(81)	188

Total Intangible Assets	$14,458	$(3,584)	$10,874	$12,531	$(3,189)	$9,342

The increase in non-compete agreements was the result of an acquisition consummated in the first quarter of 2013. The fair value was determined by comparing the discounted cash flows of the acquired business with and without competition as of the date of acquisition. See Note 13 for further details.

8.	LONG-TERM DEBT

The Company had the following outstanding debt:

	As of
	March 31,	December 31,
	2013	2012
	(in thousands)

10.25% senior notes, due 2017	$150,000	$150,000
Revolving credit facility, due January 2017	81,900	101,700
Notes payable - acquisition debt	4,330	1,465
Notes payable - acquisition non-competes	4,849	3,830
Insurance and vehicle financing	973	1,298

Total	242,052	258,293
Less current portion	4,995	2,175
Less unamortized bond and note payable discounts	3,501	3,344

Long-term portion	$233,556	$252,774

This note includes a summary of material terms of the Company’s senior notes and credit facility. For a more detailed description of the Company’s long-term debt agreements, see the Company’s 2012 Form 10-K. The increase in notes payable acquisition debt and acquisition non-competes was the result of an acquisition consummated in the first quarter of 2013. See Note 13 for further details.

10.25% Senior Notes due 2017

The Company has outstanding a $150.0 million aggregate principal amount of 10.25% Senior Notes due 2017 (the “Senior Notes”), with an original issue discount of approximately $4.0 million. The Company pays 10.25% interest per annum on the principal amount of the Senior Notes, payable in cash semi-annually in arrears on June 1 and December 1 of each year. The Senior Notes mature on December 1, 2017. The Company’s Senior Notes are considered to be a Level 2 liability as defined by the Fair Value Measurements and Disclosures topic of the ASC. Based on trades made at the end of the quarter, the Company has estimated the fair value of its Senior Notes to be in excess of par and trading at a premium of 6.91%, which would imply a fair value of $160.4 million at March 31, 2013.

Credit Facility

On January 19, 2012, the Company entered into the Third Amended and Restated Credit Agreement (the “Credit Agreement”). The terms of the Credit Agreement are substantially the same as the terms of the Second Amended and Restated Credit Agreement, as amended. Capitalized terms which are not defined in the following description shall have the meaning assigned to such terms in the Credit Agreement. On February 19, 2013, the Company entered into the First Amendment to the Third Amended and Restated Credit Agreement, which increased the total availability under the Revolving Credit Facility (the “Credit Facility”) by $10.0 million.

The Credit Agreement, as amended on February 19, 2013, provides for a total Credit Facility of $140.0 million (the “Credit Facility”). The Credit Facility may be used to finance working capital requirements, Permitted Acquisitions and Capital Expenditures. The maturity date of the Credit Facility is January 19, 2017.

At March 31, 2013, amounts outstanding under the Credit Facility bear interest at rates between 4.0% and 4.1%. Amounts borrowed may be either Base Rate Loans or Eurodollar Rate Loans and amounts repaid or prepaid during the term may be reborrowed. Depending on the type of loan, borrowings bear interest at the Base Rate or Eurodollar Rate, plus applicable margins ranging from 1.25% to 2.75% and 2.25% to 3.75%, respectively, depending on the Company’s Consolidated Leverage Ratio. The Base Rate is the highest of the Prime Rate, the Federal Funds Rate plus 0.50%, or the Eurodollar Rate plus 1.0%. The Eurodollar rate is the British Bankers Association LIBOR Rate. Amounts outstanding under the Credit Facility approximate their fair value.

The Credit Agreement requires the Company to pay an unused Commitment Fee, which is calculated based on the amount by which the commitments under the Credit Agreement exceed the usage of such commitments. The Commitment Fee Rate ranges from 0.375% to 0.75% depending on the Company’s Consolidated Leverage Ratio.

The Credit Agreement contains restrictive covenants that, among other things, prohibit distributions upon defined events of default, restrict investments and sales of assets and require the Company to maintain certain financial covenants, including specified financial ratios. A material decrease in revenues could cause the Company to breach certain of its financial covenants. Any such breach could allow the Lenders to accelerate the Company’s debt which would have a material adverse effect on the Company’s business, financial condition or results of operations. The Company’s covenants include a Consolidated Leverage Ratio and a Consolidated Debt Service Coverage Ratio. As of March 31, 2013, the Company was in compliance with all applicable financial covenants.

9.	INCOME TAXES

As of March 31, 2013, the Company’s taxable corporate subsidiaries had federal net operating loss carryforwards of approximately $163.6 million, which will begin to expire in 2019 and $201.8 million in state net operating losses, a portion of which expires annually.

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

The provision for income taxes for the three months ended March 31, 2013 and 2012 is based upon the estimated annual effective tax rates expected to be applicable to the Company for 2013 and 2012, respectively. The Company’s effective tax rate differs from its statutory tax rate primarily because the Company’s legal entity structure includes different tax filing entities, including a significant number of partnerships that are not subject to paying tax.

The Internal Revenue Service (“IRS”) audited the Company’s federal income tax return for the year ended December 31, 2010. The scope of this audit included an audit of the Company’s qualifying income. In order to be treated as a partnership for federal income tax purposes, at least 90% of the Company’s gross income must be qualifying income. The IRS concluded its audit and notified the Company on April 11, 2013 that it was not proposing any adjustments to the return as filed.

The Company is not currently under examination by any federal or state jurisdictions. The federal statute of limitations and certain state statutes of limitations are open from 2009 forward. Management believes that the accrual for tax liabilities is adequate for all open years. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. On the basis of present information, it is the opinion of the Company’s management that there are no pending assessments that will result in a material effect on the Company’s consolidated financial statements over the next twelve months.

10.	DEFERRED CEMETERY REVENUES, NET

At March 31, 2013 and December 31, 2012, deferred cemetery revenues, net, consisted of the following:

	As of
	March 31,	December 31,
	2013	2012
	(in thousands)

Deferred cemetery revenue	$359,561	$346,621
Deferred merchandise trust revenue	72,764	65,728
Deferred merchandise trust unrealized gains (losses)	18,595	600
Deferred pre-acquisition margin	133,770	132,221
Deferred cost of goods sold	(48,738)	(47,309)

Deferred cemetery revenues, net	$535,952	$497,861

Deferred selling and obtaining costs	$79,061	$76,317

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

Leases

At March 31, 2013, the Company was committed to operating lease payments for premises, automobiles and office equipment under various operating leases with initial terms ranging from one to ten years and options to renew at varying terms. Expenses under operating leases were $0.7 million and $0.6 million during the three months ended March 31, 2013 and 2012, respectively.

At March 31, 2013, operating leases will result in future payments in the following approximate amounts from January 1, 2014 and beyond:

(in thousands)
2014	$1,615
2015	1,367
2016	873
2017	802
2018	754
Thereafter	1,892

Total	$7,303

12.	PARTNERS’ CAPITAL

Unit-Based Compensation

The Company has issued to certain key employees and management unit-based compensation in the form of unit appreciation rights and phantom partnership units.

Compensation expense recognized related to unit appreciation rights and restricted phantom unit awards for the three months ended March 31, 2013 and 2012 are summarized in the table below:

	Three months ended
	March 31,
	2013	2012
	(in thousands)

Unit appreciation rights	$139	$119
Restricted phantom units	191	79

Total unit-based compensation expense	$330	$198

As of March 31, 2013, there was approximately $0.5 million in non-vested unit appreciation rights outstanding. These unit appreciation rights will be expensed through the first half of 2016.

The diluted weighted average number of limited partners’ units outstanding presented on the unaudited condensed consolidated statement of operations does not include 315,873 units for the three months ended March 31, 2013 as their effects would be anti-dilutive.

Other Unit Issuances

On February 19, 2013, the Company issued 159,635 units in connection with an acquisition. See Note 13.

On March 26, 2013, the Company completed a follow-on public offering of 1,610,000 common units at a price of $25.35 per unit. Net proceeds of the offering, after deducting underwriting discounts and offering expenses, were approximately $38.4 million. The proceeds from the offering were used to pay off debt on the Credit Facility.

13.	ACQUISITIONS

First Quarter 2013 Acquisition

On February 19, 2013, StoneMor Florida Subsidiary LLC, a subsidiary of the Company, (the “Buyer) entered into an Asset Purchase and Sale Agreement (the “Seawinds Agreement”) with several Florida limited liability companies and one individual (collectively the “Seller”). Pursuant to the Agreement, the Buyer acquired six funeral homes in Florida, including certain related assets, and assumed certain related liabilities.

In consideration for the net assets acquired, the Buyer paid the Seller $9.1 million in cash and issued 159,635 common units, which equates to approximately $3.6 million worth of common units under the terms of the Seawinds Agreement. The Buyer also issued an unsecured promissory note in the amount of $3.0 million that is payable on February 19, 2014 and bears interest at 5.0%. In addition, the Buyer will also pay an aggregate amount of $1.2 million in six equal annual installments commencing on February 19, 2014 in exchange for a non-compete agreement with the Seller. The non-compete agreement will be amortized over the 6 year term of the agreement.

The table below reflects the Company’s preliminary assessment of the fair value of net assets acquired. The resulting goodwill is recorded in the Company’s Funeral Homes operating segment. These amounts may be retrospectively adjusted as additional information is received.

Preliminary
Assessment
(in thousands)

Assets:
Accounts receivable	$995
Property and equipment	8,315
Merchandise trusts, restricted, at fair value	4,853
Non-compete agreements	1,927

Total assets	16,090

Liabilities:
Deferred margin	2,419
Merchandise liabilities	2,233

Total liabilities	4,652

Fair value of net assets acquired	11,438

Consideration paid - cash	9,100
Consideration paid - units	3,592
Fair value of note payable	3,000
Fair value of debt assumed for non-compete agreements	924

Total consideration paid	16,616

Goodwill from purchase	$5,178

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

If the acquisition from 2013 had been consummated on January 1, 2012, on a pro forma basis, for the three months ended March 31, 2013 and 2012, consolidated revenues, consolidated net income (loss), and net income (loss) per limited partner unit (basic and diluted) would have been as follows:

	As of March 31,
	2013	2012
	(in thousands)

Revenue	$60,051	$60,379
Net income (loss)	(2,072)	2,239
Net income (loss) per limited partner unit (basic and diluted)	$(.10)	$.11

These pro forma results are unaudited and have been prepared for comparative purposes only and include certain adjustments such as increased interest on the acquisition of debt. They do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect on January 1, 2012 or of future results of operations of the locations. The Company’s first quarter 2012 acquisition relates to the Amended Operating Agreement as noted above. Therefore, the results of operations for this property have been included in the Company’s results since 2009.

The Company’s first quarter 2013 acquisition has contributed $0.4 million of revenue and $0.1 million of operating profit for the three months ended March 31, 2013.

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

The Company received payments of approximately $2.0 million from the Archdiocese as a result of the termination. Consequently, the Company recognized a gain of $1.8 million during the three months ended March 31, 2012, which is the amount by which the payments from the Archdiocese exceeded the value of the net assets transferred to the Archdiocese.

First Quarter 2013 Settlement

During the three months ended March 31, 2013, recovery was effectuated of $1.3 million related to the partial settlement of claims from locations that the Company acquired in 2010. A gain of $0.9 million has been recorded as gain on settlement agreement on the unaudited condensed consolidated statement of operations, which is net of legal fees of $0.4 million. The balance of the funds will be returned to the Company as a repayment for funds advanced to trusts at the time of acquisition.

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

Segment information is as follows:

As of and for the three months ended March 31, 2013:

As of March 31, 2013
	Cemeteries			Funeral
	Southeast	Northeast	West	Homes	Corporate	Adjustment	Total
	(in thousands)
Revenues
Sales	$21,870	$8,977	$9,760	$—	$—	$(10,621)	$29,986
Service and other	11,105	6,551	9,129	—	—	(8,577)	18,208
Funeral home	—	—	—	12,827	—	(1,409)	11,418

Total revenues	32,975	15,528	18,889	12,827	—	(20,607)	59,612

Costs and expenses
Cost of sales	4,375	1,867	1,511	—	—	(1,463)	6,290
Cemetery	5,972	3,233	3,580	—	—	—	12,785
Selling	7,213	3,159	3,091	—	372	(2,611)	11,224
General and administrative	3,986	1,583	2,013	—	—	—	7,582
Corporate overhead	—	—	—	—	7,988	—	7,988
Depreciation and amortization	529	222	540	659	380	—	2,330
Funeral home	—	—	—	8,923	—	(187)	8,736
Acquisition related costs	—	—	—	—	1,283	—	1,283

Total costs and expenses	22,075	10,064	10,735	9,582	10,023	(4,261)	58,218

Operating profit	$10,900	$5,464	$8,154	$3,245	$(10,023)	$(16,346)	$1,394

Total assets	$538,893	$312,930	$414,580	$129,197	$23,931	$—	$1,419,531

Amortization of cemetery property	$851	$622	$247	$—	$—	$(34)	$1,686

Long lived asset additions	$910	$877	$512	$8,654	$31	$—	$10,984

Goodwill	$6,174	$—	$11,948	$29,448	$—	$—	$47,570

As of and for the three months ended March 31, 2012:

	Cemeteries			Funeral
	Southeast	Northeast	West	Homes	Corporate	Adjustment	Total
	(in thousands)
Revenues
Sales	$20,880	$8,458	$10,031	$—	$—	$(8,347)	$31,022
Service and other	9,528	6,575	7,523	—	—	(3,998)	19,628
Funeral home	—	—	—	9,273	—	(336)	8,937

Total revenues	30,408	15,033	17,554	9,273	—	(12,681)	59,587

Costs and expenses
Cost of sales	4,290	1,674	1,664	—	3	(1,211)	6,420
Cemetery	5,704	3,065	4,023	—	—	—	12,792
Selling	7,025	3,136	3,212	—	461	(2,047)	11,787
General and administrative	3,623	1,526	2,044	—	—	—	7,193
Corporate overhead	—	—	—	—	6,603	—	6,603
Depreciation and amortization	536	224	568	620	382	—	2,330
Funeral home	—	—	—	6,799	—	(43)	6,756
Acquisition related costs	—	—	—	—	331	—	331

Total costs and expenses	21,178	9,625	11,511	7,419	7,780	(3,301)	54,212

Operating profit	$9,230	$5,408	$6,043	$1,854	$(7,780)	$(9,380)	$5,375

Total assets	$487,112	$294,230	$386,786	$79,211	$27,255	$—	$1,274,594

Amortization of cemetery property	$979	$560	$294	$—	$—	$18	$1,851

Long lived asset additions	$3,963	$549	$470	$59	$412	$—	$5,453

Goodwill	$3,178	$—	$11,948	$17,220	$—	$—	$32,346

Results of individual business units are presented based on our management accounting practices and management structure. There is no comprehensive, authoritative body of guidance for management accounting equivalent to GAAP; therefore, the financial results of individual business units are not necessarily comparable with similar information for any other company. The management accounting process uses assumptions and allocations to measure performance of the business units. Methodologies are refined from time to time as management accounting practices are enhanced and businesses change. Revenues and associated expenses are not deferred in accordance with SAB No. 104; therefore, the deferral of these revenues and expenses is provided in the adjustment column to reconcile the Company’s managerial financial statements to those prepared in accordance with GAAP. Pre-need sales revenues included within the sales category consist primarily of the sale of burial lots, burial vaults, mausoleum crypts, grave markers and memorials, and caskets. Management accounting practices included in the Southeast, Northeast, and Western Regions reflect these pre-need sales when contracts are signed by the customer and accepted by the Company. Pre-need sales reflected in the consolidated financial statements, prepared in accordance with GAAP, recognize revenues for the sale of burial lots and mausoleum crypts when the product is constructed and at least 10% of the sales price is collected. With respect to the other products, the consolidated financial statements prepared under GAAP recognize sales revenues when the criteria for delivery under SAB No. 104 are met. These criteria include, among other things, purchase of the product, delivery and installation of the product in the ground, and transfer of title to the customer. In each case, costs are accrued in connection with the recognition of revenues; therefore, the consolidated financial statements reflect Deferred Cemetery Revenue, Net, and Deferred Selling and Obtaining Costs on the consolidated balance sheet, whereas the Company’s management accounting practices exclude these items.

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

On the Company’s unaudited condensed consolidated balance sheet, current assets, long-term accounts receivable and current liabilities are recorded at amounts that approximate fair value.

The following table allocates the Company’s assets measured at fair value as of March 31, 2013 and December 31, 2012.

As of March 31, 2013

Merchandise Trust

Description	Level 1	Level 2	Total
	(in thousands)

Assets

Short-term investments	$55,942	$—	$55,942

Fixed maturities:
U.S. government and federal agency	—	—	—
U.S. state and local government agency	—	—	—
Corporate debt securities	—	8,874	8,874
Other debt securities	—	4,320	4,320

Total fixed maturity investments	—	13,194	13,194

Mutual funds - debt securities	108,997	—	108,997
Mutual funds - equity securities - real estate sector	56,756	—	56,756
Mutual funds - equity securities - energy sector	3,808	—	3,808
Mutual funds - equity securities - MLP’s	34,396	—	34,396
Mutual funds - equity securities - other	46,471	—	46,471

Equity securities:
Preferred REIT’s	365	—	365
Master limited partnerships	51,524	—	51,524
Global equity securities	24,725	—	24,725
Other invested assets	—	5,640	5,640

Total	$382,984	$18,834	$401,818

Perpetual Care Trust

Description	Level 1	Level 2	Total
	(in thousands)

Assets

Short-term investments	$22,270	$—	$22,270

Fixed maturities:
U.S. government and federal agency	510	—	510
U.S. state and local government agency	—	—	—
Corporate debt securities	—	24,257	24,257
Other debt securities	—	371	371

Total fixed maturity investments	510	24,628	25,138

Mutual funds - debt securities	107,965	—	107,965
Mutual funds - equity securities - real estate sector	45,979	—	45,979
Mutual funds - equity securities - energy sector	14,986	—	14,986
Mutual funds - equity securities - MLP’s	40,959	—	40,959
Mutual funds - equity securities - other	9,424	—	9,424

Equity securities:
Preferred REIT’s	620	—	620
Master limited partnerships	33,868	—	33,868
Global equity securities	805	—	805
Other invested assets	—	268	268

Total	$277,386	$24,896	$302,282

As of December 31, 2012

Merchandise Trust

Description	Level 1	Level 2	Total
	(in thousands)

Assets

Short-term investments	$27,890	$—	$27,890

Fixed maturities:
U.S. government and federal agency	—	—	—
U.S. state and local government agency	—	—	—
Corporate debt securities	—	8,714	8,714
Other debt securities	—	4,317	4,317

Total fixed maturity investments	—	13,031	13,031

Mutual funds - debt securities	107,921	—	107,921
Mutual funds - equity securities - real estate sector	51,986	—	51,986
Mutual funds - equity securities - energy sector	5,666	—	5,666
Mutual funds - equity securities - MLP’s	29,336	—	29,336
Mutual funds - equity securities - other	58,082	—	58,082

Equity securities:
Preferred REIT’s	563	—	563
Master limited partnerships	42,410	—	42,410
Global equity securities	24,434	—	24,434
Other invested assets	—	7,097	7,097

Total	$348,288	$20,128	$368,416

Perpetual Care Trust

Description	Level 1	Level 2	Total
	(in thousands)

Assets

Short-term investments	$21,419	$—	$21,419

Fixed maturities:
U.S. government and federal agency	512	—	512
U.S. state and local government agency	—	—	—
Corporate debt securities	—	23,291	23,291
Other debt securities	—	371	371

Total fixed maturity investments	512	23,662	24,174

Mutual funds - debt securities	107,188	—	107,188
Mutual funds - equity securities - real estate sector	42,365	—	42,365
Mutual funds - equity securities - energy sector	13,061	—	13,061
Mutual funds - equity securities - MLP’s	34,805	—	34,805
Mutual funds - equity securities - other	8,981	—	8,981

Equity securities:
Preferred REIT’s	486	—	486
Master limited partnerships	28,693	—	28,693
Global equity securities	726	—	726
Other invested assets	—	415	415

Total	$258,236	$24,077	$282,313

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

There were no level 3 assets.

16.	SUBSEQUENT EVENTS

The Company entered into a settlement agreement in April 2013, which was a legal settlement related to its second quarter 2010 acquisition of cemeteries and funeral homes in Indiana, Michigan and Ohio and its fourth quarter 2011 acquisition of cemeteries and funeral homes in Tennessee, pursuant to which (i) $6.5 million was placed into pre-need cemetery and funeral trust/escrows and endowment care trusts, and (ii) $8.0 million, net of attorneys’ fees, expenses, and contractual obligations, was returned to the Company as partial repayment of funds advanced to trusts/escrows in Indiana, Michigan and Ohio at the time of the acquisitions.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q (including the notes thereto).

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, including, but not limited to, information regarding the status and progress of our operating activities, the plans and objectives of our management, assumptions regarding our future performance and plans, and any financial guidance provided, as well as certain information in our other filings with the SEC and elsewhere are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “project,” “expect,” “predict” and similar expressions identify these forward-looking statements. These forward-looking statements are made subject to certain risks and uncertainties that could cause actual results to differ materially from those stated or implied, including, but not limited to, the following: uncertainties associated with future revenue and revenue growth; the effect of the current economic downturn; the impact of our significant leverage on our operating plans; our ability to service our debt and pay distributions; the decline in the fair value of certain equity and debt securities held in our trusts; our ability to attract, train and retain an adequate number of sales people; uncertainties associated with the volume and timing of pre-need sales of cemetery services and products; increased use of cremation; changes in the death rate; changes in the political or regulatory environments, including potential changes in tax accounting and trusting policies; our ability to successfully implement a strategic plan relating to achieving operating improvements, strong cash flows and further deleveraging; our ability to successfully compete in the cemetery and funeral home industry; uncertainties associated with the integration or anticipated benefits of our recent acquisitions or any future acquisitions; our ability to complete and fund additional acquisitions; litigation or legal proceedings that could expose us to significant liabilities and damage our reputation ;our ability to maintain effective disclosure controls and procedures and internal control over financial reporting; the effects of cyber security attacks due to our significant reliance on information technology; uncertainties relating to the financial condition of third-party insurance companies that fund our pre-need funeral contracts; and various other uncertainties associated with the death care industry and our operations in particular.

When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012(“2012 Form 10-K”), this Quarterly Report on Form 10-Q and our other reports filed with the SEC. Except as required under applicable law, we assume no obligation to update or revise any forward-looking statements made herein or any other forward-looking statements made by us, whether as a result of new information, future events or otherwise.

Organization

We were organized on April 2, 2004 to own and operate the cemetery and funeral home business conducted by Cornerstone and its subsidiaries. On September 20, 2004, in connection with our initial public offering of common units representing limited partner interests, Cornerstone contributed to us substantially all of its assets, liabilities and businesses, and then converted into CFSI LLC, a limited liability company. Cornerstone had been founded in 1999 by members of our management team and a private equity investment firm in order to acquire a group of 123 cemetery properties and 4 funeral homes. Since that time, Cornerstone, succeeded by us, has acquired additional cemeteries and funeral homes, entered into long term cemetery operating agreements, built funeral homes, and sold cemeteries and funeral homes, resulting in the operation of 276 cemeteries and 92 funeral homes as of March 31, 2013.

Capitalization

On September 20, 2004, we completed our initial public offering. Since that time, we have completed additional follow-on public offerings and debt offerings. On March 26, 2013, we completed our most recent follow-on public offering of 1,610,000 common units at a price of $25.35 per unit. Net proceeds of the offering, after deducting underwriting discounts and offering expenses, were approximately $38.4 million. The proceeds from the offering were used to pay off debt on the Credit Facility.

Overview

Cemetery Operations

We are currently the second largest owner and operator of cemeteries in the United States. As of March 31, 2013, we operated 276 cemeteries in 27 states and Puerto Rico. We own 258 of these cemeteries, and we operate the remaining 18 under management or operating agreements with the nonprofit cemetery corporations that own the cemeteries. As a result of the agreements, other control arrangements and applicable accounting rules, we have treated 16 of these cemeteries as acquisitions for accounting purposes.

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

We sell cemetery products and services both at the time of death, which we refer to as at-need, and prior to the time of death, which we refer to as pre-need. Revenues from cemetery operations accounted for approximately 80.8% and 85.0% of our revenues during the three months ended March 31, 2013 and 2012, respectively.

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

•

investment income from assets held in our merchandise trusts, which we recognize as revenues when we deliver the underlying merchandise or perform the underlying services and recognize the associated sales revenue as discussed above;

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

Pre-need Sales

As previously noted, we do not recognize revenue on pre-need sales of merchandise and services until we have delivered the merchandise or performed the services. Accordingly, deferred revenues from pre-need sales and related merchandise trust earnings are reflected as a liability on our unaudited condensed consolidated balance sheet in deferred cemetery revenues, net.

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

Contracts related to pre-need installment sales are usually for a period not to exceed 60 months, with payments of principal and interest required. Pre-need sales contracts normally contain provisions for both principal and interest. For those contracts that do not bear a market rate of interest, we impute such interest based upon the prime rate plus 150 basis points, which resulted in a rate of 4.75% for the three months ended March 31, 2013 and 2012.

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

Selling expenses consist of salesperson and sales management payroll costs, including selling commissions, bonuses and employee benefits. We self-insure medical expenses of our employees up to certain individual and aggregate limits over which we have stop-loss insurance coverage. Our self-insurance policy may result in variability in our future operating expenses. Selling expenses also include other costs of obtaining product and service sales, such as advertising, marketing, postage and telephone.

Direct costs associated with pre-need sales of cemetery merchandise and services, such as sales commissions and cost of goods sold, are reflected in the unaudited condensed consolidated balance sheet in deferred selling and obtaining costs and deferred cemetery revenues, net, respectively, and are expensed as the merchandise is delivered or the services are performed. Indirect costs, such as marketing and advertising costs, are expensed in the period in which they are incurred.

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

3. General and administrative expenses

General and administrative expenses, which do not include corporate overhead, primarily include personnel costs, insurance and other costs necessary to maintain our cemetery offices.

4. Depreciation and amortization

We depreciate our property and equipment on a straight-line basis over their estimated useful lives.

5. Acquisition related costs

Acquisition related costs, which include legal fees and other third party costs incurred in acquisition related activities, are expensed as incurred.

Funeral Home Operations

As of March 31, 2013, we owned and operated 92 funeral homes. These properties are located in 18 states and Puerto Rico. Forty-one of our funeral homes are located on the grounds of cemeteries that we own.

We derive revenues at our funeral homes from the sale of funeral home merchandise, including caskets and related funeral merchandise, and services, including removal and preparation of remains, the use of our facilities for visitation, worship and performance of funeral services and transportation services. We sell these services and merchandise almost exclusively at the time of need utilizing salaried licensed funeral directors. Funeral home revenues accounted for approximately 19.2% of our revenues during the three months ended March 31, 2013 as compared to 15.0% during the same period last year.

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

2013 Developments

Significant business developments for the three months ended March 31, 2013 include the following:

•

Our federal income tax return for the year ended 2010 was audited by the Internal Revenue Service (“IRS”). The scope of this audit included an audit of our qualifying income. In order to be treated as a partnership for federal income tax purposes, at least 90% of our gross income must be qualifying income. The IRS concluded its audit and notified us on April 11, 2013 that it was not proposing any adjustments to our return as filed.

•

On February 19, 2013, we entered into the First Amendment to the Third Amended and Restated Credit Agreement which increased the total availability under the Credit Facility by $10.0 million to a total of $140.0 million. See Liquidity and Capital Resources for further discussion.

•

On February 19, 2013, we entered into an Asset Purchase and Sale Agreement to purchase certain assets and assume certain liabilities of six funeral homes in Florida. In consideration for the net assets acquired, we paid $9.1 million in cash, issued $3.6 million in common units, issued an unsecured promissory note in the amount of $3.0 million that is payable on February 19, 2014 and we will pay an additional aggregate amount of $1.2 million in six equal annual installments commencing on February 19, 2014 in exchange for a non-compete agreement.

•

On March 26, 2013, we completed our most recent follow-on public offering of 1,610,000 common units at a price of $25.35 per unit. Net proceeds of the offering, after deducting underwriting discounts and offering expenses, were approximately $38.4 million. The proceeds were used to pay off debt on our Credit Facility.

We entered into a settlement agreement in April 2013, which was a legal settlement related to our second quarter 2010 acquisition of cemeteries and funeral homes in Indiana, Michigan and Ohio and our fourth quarter 2011 acquisition of cemeteries and funeral homes in Tennessee, pursuant to which (i) $6.5 million was placed into pre-need cemetery and funeral trust/escrows and endowment care trusts, and (ii) $8.0 million, net of attorneys’ fees, expenses, and contractual obligations, was returned to us as partial repayment of funds advanced to trusts/escrows in Indiana, Michigan and Ohio at the time of the acquisitions.

Current Market Conditions and Economic Developments

The financial markets experienced fluctuation during 2012 but generally improved compared to 2011. This improvement continued as the markets trended much higher during the first quarter of 2013. As of March 31, 2013, the market value of the assets in our merchandise trusts exceeded their amortized cost by 4.8%, which is an improvement from December 31, 2012 when the market value of the assets exceeded their amortized cost by 0.2%. As of March 31, 2013, the market value of the assets in our perpetual care trusts exceeded their amortized cost by 11.6% which is an improvement from December 31, 2012 when the market value of the assets exceeded their amortized cost by 5.8%.

As of March 31, 2013, the majority of our long-term debt consisted of $150.0 million in Senior Notes due in 2017 and $81.9 million of borrowings on our Credit Facility which expires in 2017. As of March 31, 2013, we had an unused line of $58.1 million under our Credit Agreement. Further, on March 26, 2013, we raised capital via a follow-on public offering of our common units, representing a limited partnership interest in us.

The value of pre-need and at-need contracts written has continued to grow and the aggregate values of contracts written were $63.8 million for the three months ended March 31, 2013 as compared to $61.0 million during the same period last year.

Impact on Our Ability to Meet Our Debt Covenants

Current market conditions have not negatively impacted our ability to meet our significant debt covenants. These covenants specifically relate to a certain measure of Consolidated EBITDA and certain coverage and leverage ratios as defined in the Credit Agreement described below.

Consolidated EBITDA is primarily related to the current period value of contracts written, investment income from the merchandise and perpetual care trusts, and current expenses incurred. The revenue recognition rules that we must follow for GAAP purposes are not considered.

We have two primary debt covenants that are dependent upon our financial results, the consolidated leverage ratio and the consolidated debt service coverage ratio. The consolidated leverage ratio relates to the ratio of Consolidated Funded Indebtedness to Consolidated EBITDA. Our consolidated leverage ratio was 3.09 at March 31, 2013 compared to a maximum allowed ratio of 3.65. The consolidated debt service coverage ratio relates to the ratio of Consolidated EBITDA to Consolidated Debt Service. Our consolidated debt service coverage ratio was 3.56 at March 31, 2013 compared to a minimum allowed ratio of 2.50.

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

Critical Accounting Policies and Estimates

The unaudited condensed consolidated financial statements are prepared in conformity with GAAP. The preparation of these financial statements required us to make estimates, judgments and assumptions that affected the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods (see Note 1 to the unaudited condensed consolidated financial statements). Our critical accounting policies are those that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgment. These critical accounting policies are discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2012 Form 10-K. There have been no significant changes to our critical accounting policies since the filing of our 2012 Form 10-K.

Results of Operations – Segments

We account for and analyze the results of operations for our segments on a basis of accounting that is different from GAAP. We reconcile these non-GAAP accounting results of operations to GAAP based amounts at the consolidated level. This reconciliation is included in Note 14 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

The method of accounting we utilize to analyze our overall results of operations, including segment results, provides for a production based view of our business. Under the production based view, we recognize revenues at their contract value at the point in time in which the contract is written, less a historic cancellation reserve. All related costs are expensed in the period the contract is recognized as revenue. In contrast, GAAP requires that we defer all revenues, and the direct costs associated with these revenues, until we meet certain delivery and performance requirements. The nature of our business is such that there is no meaningful relationship between the time that elapses from the date a contract is executed and the date the underlying merchandise is delivered or the service, delivery and performance requirements are met. Further, certain factors affecting this time period, such as weather and supplier issues, are out of our control. As a result, during a period of growth, operating profits as defined by GAAP will tend to lag behind operating profits on a production based view because of the required deferral of revenues. Our performance based view ignores these delays and presents results based upon the underlying value of contracts written. We believe this is the most reliable indicator of our performance for a given period as the value of contracts written less a historical cancellation reserve reflects the economic value added during a given period of time. Accordingly, the ensuing segment discussion is on a basis of accounting that differs from generally accepted accounting principles. See Note 1 to the consolidated financial statements included in the 2012 Form 10-K for a more detailed discussion of our accounting policies under GAAP.

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Cemetery Segments

Cemetery Operations – Southeast

In the third quarter of 2012 we made four acquisitions in our Cemetery Operations – Southeast segment. Therefore, the results of operations for these properties have no impact on the three months ended March 31, 2012, but are included in the three months ended March 31, 2013. These additions are contributing approximately one-third of the increase in revenues and the majority of the increase in costs and expenses for this segment.

The table below compares the results of operations for our Cemetery Operations – Southeast for the three months ended March 31, 2013 to the same period last year:

	Three months ended March 31,
	2013	2012	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)

Total revenues	$32,975	$30,408	$2,567	8.4%
Total costs and expenses	22,075	21,178	897	4.2%

Operating profit	$10,900	$9,230	$1,670	18.1%

Revenues

The increase in revenues was related to an overall increase in the value of contracts written, with an increase of $0.7 million in the value of pre-need contracts and $0.7 million in the value of at-need contracts. In addition, we had an increase of $1.2 million in income from our trusts.

Total costs and expenses

The increase in costs and expenses was primarily related to:

•	A $0.1 million increase in cost of goods sold. This was attributable to the corresponding increase in the value of contracts written.

•	A $0.2 million increase in selling expenses. This was primarily attributable to increases in commission related expenses.

•

A $0.3 million increase in cemetery expenses. The increase was primarily due to increases of $0.1 million in labor costs, $0.1 million in repair and maintenance costs and $0.1 million in utility and fuel costs.

•

A $0.3 million increase in general and administrative expense primarily due to increases of $0.1 million in labor costs and $0.1 million in professional fees, with the remaining increase due to general office costs.

Cemetery Operations – Northeast

The table below compares the results of operations for our Cemetery Operations – Northeast for the three months ended March 31, 2013 to the same period last year:

	Three months ended March 31,
	2013	2012	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)

Total revenues	$15,528	$15,033	$495	3.3%
Total costs and expenses	10,064	9,625	439	4.6%

Operating profit	$5,464	$5,408	$56	1.0%

Revenues

The increase in revenues was related to an overall increase in the value of contracts written, with an increase of $0.5 million in the value of pre-need contracts and $0.2 million in the value of at-need contracts. This was offset in part by a decrease of $0.2 million in income from our trusts.

Total costs and expenses

The increase in costs and expenses was primarily related to:

•	A $0.2 million increase in cost of goods sold. This was attributable to the corresponding increase in the value of contracts written.

•	A $0.1 million increase in cemetery expenses primarily attributable to an increase in labor costs.

•	A $0.1 million increase in general and administrative expenses primarily due to increases in labor costs and insurance costs.

Cemetery Operations – West

Effective March 31, 2012, we terminated our operating agreement with the Archdiocese of Detroit. Therefore, the results of operations for these properties have no impact on the three months ended March 31, 2013, but are included in the three months ended March 31, 2012. The removal of these properties from our results of operations resulted in a $1.8 million decrease in revenues and $1.5 million decrease in costs and expenses.

The table below compares the results of operations for our Cemetery Operations – West for the three months ended March 31, 2013 to the same period last year:

	Three months ended March 31,
	2013	2012	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)

Total revenues	$18,889	$17,554	$1,335	7.6%
Total costs and expenses	10,735	11,511	(776)	-6.7%

Operating profit	$8,154	$6,043	$2,111	34.9%

Revenues

The increase in revenues was driven by an increase in income from our trust of $2.2 million. This increase was offset in part by an overall decrease in the value of contracts written as a result of the aforementioned contract termination. There was a decrease of $0.1 million in the value of pre-need contracts written and a decrease of $0.6 million in the value of at-need contracts written.

Total costs and expenses

The decrease in costs and expenses was driven by reduced expenses as a result of the aforementioned contract termination and primarily related to:

•	A $0.2 million decrease in cost of goods sold. This was attributable to the corresponding decrease in the value of contracts written.

•	A $0.1 million decrease in selling expense. This was primarily attributable to a decrease in commission related expenses.

•

A $0.5 million decrease in cemetery expenses. The decrease was primarily due to decreases of $0.6 million in labor costs and $0.1 million in utility and fuel costs, offset by an increase of $0.2 million in repairs and maintenance.

Funeral Home Segment

In 2012 and 2013 we acquired twenty three funeral homes. Of these acquired properties, 2 occurred during the second quarter of 2012, 14 occurred during the third quarter of 2012, 1 occurred during the fourth quarter of 2012 and 6 occurred during the first quarter of 2013. Therefore, the results of operations for these properties have no impact on the three months ended March 31, 2012, but are included in the three months ended March 31, 2013. These additions are primarily responsible for the increase to revenues and costs and expenses for this segment.

The table below compares the results of operations for our Funeral Home segment for the three months ended March 31, 2013 to the same period last year:

	Three months ended March 31,
	2013	2012	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)

Total revenues	$12,827	$9,273	$3,554	38.3%
Total costs and expenses	9,582	7,419	2,163	29.2%

Operating profit	$3,245	$1,854	$1,391	75.0%

Revenues

The increase in revenues was primarily attributable to a $2.0 million increase in pre-need revenues, a $1.3 million increase in at-need revenues and a $0.3 million increase in other revenues.

Total costs and expenses

The increase in costs and expenses was primarily attributable to increases of $1.2 million in personnel expenses, $0.1 million in merchandise costs, $0.3 million in advertising, and $0.2 million in facility related costs, with the remainder attributable to various increases in general and administrative and other expense categories.

Corporate Segment

The table below compares expenses incurred by the Corporate segment for the three months ended March 31, 2013 to the same period last year:

	Three months ended March 31,
	2013	2012	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)

Selling, cemetery and general and administrative expenses	$372	$464	$(92)	-19.8%
Depreciation and amortization	380	382	(2)	-0.5%
Acquisition related costs	1,283	331	952	287.6%

Corporate expenses
Corporate personnel expenses	4,304	3,148	1,156	36.7%
Other corporate expenses	3,684	3,455	229	6.6%

Total corporate overhead	7,988	6,603	1,385	21.0%

Total corporate expenses	$10,023	$7,780	$2,243	28.8%

The decrease in selling, cemetery and general and administrative expenses allocated to the Corporate segment was primarily attributable to reduced training costs. Acquisition related costs will vary from period to period depending on the amount of acquisition activity that takes place. The increase in total corporate overhead was primarily attributable to increases of $1.2 million in personnel costs and $0.2 million in professional fees.

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

The table below analyzes results of operations and the changes therein for the three months ended March 31, 2013 as compared to the same period last year. The table is structured so that our readers can determine whether changes were based upon changes in the level of merchandise and services and other revenues generated during each period and/ or changes in the timing of when merchandise and services were delivered:

	Three months ended March 31, 2013			Three months ended March 31, 2012
	(in thousands)			(in thousands)
	Segment Results (non-GAAP)	GAAP Adjustments	GAAP Results	Segment Results (non-GAAP)	GAAP Adjustments	GAAP Results	Change in GAAP results ($)	Change in GAAP results (%)
Revenues

Pre-need cemetery revenues	$30,941	$(9,429)	$21,512	$29,842	$(7,096)	$22,746	$(1,234)	-5.4%
At-need cemetery revenues	20,743	(1,364)	19,379	20,432	(1,128)	19,304	75	0.4%
Investment income from trusts	13,102	(8,472)	4,630	9,864	(4,383)	5,481	(851)	-15.5%
Interest income	1,865	—	1,865	1,938	—	1,938	(73)	-3.8%
Funeral home revenues	12,827	(1,409)	11,418	9,273	(336)	8,937	2,481	27.8%
Other cemetery revenues	741	67	808	919	262	1,181	(373)	-31.6%

Total revenues	80,219	(20,607)	59,612	72,268	(12,681)	59,587	25	0.0%

Costs and expenses

Cost of goods sold	7,753	(1,463)	6,290	7,631	(1,211)	6,420	(130)	-2.0%
Cemetery expense	12,785	—	12,785	12,792	—	12,792	(7)	-0.1%
Selling expense	13,835	(2,611)	11,224	13,834	(2,047)	11,787	(563)	-4.8%
General and administrative expense	7,582	—	7,582	7,193	—	7,193	389	5.4%
Corporate overhead	7,988	—	7,988	6,603	—	6,603	1,385	21.0%
Depreciation and amortization	2,330	—	2,330	2,330	—	2,330	—	0.0%
Funeral home expense	8,923	(187)	8,736	6,799	(43)	6,756	1,980	29.3%
Acquisition related costs	1,283	—	1,283	331	—	331	952	287.6%

Total costs and expenses	62,479	(4,261)	58,218	57,513	(3,301)	54,212	4,006	7.4%

Operating profit	$17,740	$(16,346)	$1,394	$14,755	$(9,380)	$5,375	$(3,981)	-74.1%

Revenues

Pre-need cemetery revenues were $21.5 million for the three months ended March 31, 2013, a decrease of $1.2 million, or 5.4%, as compared to $22.7 million during the same period last year. The decrease was primarily caused by an increase of $1.1 million in the value of cemetery contracts written which was offset by an increase of $2.3 million in deferred revenue.

At-need cemetery revenues were $19.4 million for the three months ended March 31, 2013, an increase of $0.1 million, or 0.4%, as compared to $19.3 million during the same period last year. The increase was primarily caused by an increase of $0.3 million in the value of cemetery contracts written which was offset by an increase of $0.2 million in deferred revenue.

The majority of the decrease in the value of pre-need contracts was the result of the termination of our operating agreement with the Archdiocese of Detroit that occurred as of March 31, 2012. This decrease was partially offset by increases in the value of pre-need contracts from our acquisition of five cemetery properties consummated in the third quarter of 2012.

Investment income from trusts was $4.6 million for the three months ended March 31, 2013, a decrease of $0.9 million, or 15.5%, as compared to $5.5 million during the same period last year. On a segment basis, we had an increase of $3.2 million, which was offset by an adjustment of $4.1 million related to funds for which we have not met the requirements that allow us to recognize them as revenue.

Interest income on accounts receivable was $1.8 million for the three months ended March 31, 2013, a decrease of $0.1 million, or 3.8%, as compared to $1.9 million during the same period last year.

Revenues for the Funeral Home segment were $11.4 million for the three months ended March 31, 2013, an increase of $2.5 million, or 27.8%, as compared to $8.9 million during the same period last year. The increase was primarily caused by an increase of $3.6 million in the value of contracts written which was offset by an increase of $1.1 million in deferred revenue. The increase in the value of contracts written was primarily attributable to our acquisition of twenty three funeral homes subsequent to the first quarter of 2012.

Other cemetery revenues were $0.8 million for the three months ended March 31, 2013, a decrease of $0.4 million, or 31.6%, as compared to $1.2 million during the same period last year.

Costs and Expenses

Cost of goods sold were $6.3 million for the three months ended March 31, 2013, a decrease of $0.1 million, or 2.0%, as compared to $6.4 million during the same period last year. The ratio of cost of goods sold to pre-need and at-need cemetery revenues was 15.4% during the three months ended March 31, 2013 as compared to 15.3% during the same period last year. The change in the ratio primarily relates to changes in product mix.

Cemetery expenses were $12.8 million during both the three months ended March 31, 2013 and 2012. Within this category, a decrease of $0.3 million in labor costs was offset by an increase of $0.3 million in repairs and maintenance costs. Cemetery expenses relate to the current costs of managing and maintaining our cemetery properties. These costs are expensed as incurred and are not deferred. Accordingly, from a margin standpoint, the most effective gauge of measuring cemetery expenses is as a ratio of segment level pre-need and at-need cemetery revenues. Changes in this ratio give an indication of our ability to manage and control our operating costs relative to our overall cemetery operations. An increase in the ratio indicates that expense increases related to the operation and maintenance of our cemetery properties exceeded increases in the value of contracts written, while a decrease in the ratio indicates that expense growth did not exceed increases in the value of contracts written. In the short-term, this ratio can be positively or negatively impacted by our acquisitions, including such factors as how long it takes us to fully implement our pre-need sales programs and whether there are any unanticipated costs. Over the long-term, we would expect this ratio to slightly decline as many of the expenses in this category are fixed in nature. The ratio of cemetery expenses to segment level pre-need and at-need cemetery revenues was 24.7% during the three months ended March 31, 2013 as compared to 25.4% during the same period last year.

Selling expenses were $11.2 million during the three months ended March 31, 2013, a decrease of $0.6 million, or 4.8%, as compared to $11.8 million during the same period last year. The overall expense decrease was caused by an increase in deferred selling expenses of $0.6 million. The ratio of selling expenses to cemetery revenues was 27.4% during the three months ended March 31, 2013 as compared to 28.0% during the same period last year. This ratio gives some indication of how effectively the money we invest in selling efforts is translating into sales. However, the majority of our selling expenses are directly related to sales commissions and bonuses, which would be directly related to changes in the value of pre-need and at-need contracts written. As a result, we would expect this ratio to remain fairly consistent.

General and administrative expenses were $7.6 million during the three months ended March 31, 2013, an increase of $0.4 million, or 5.4%, compared to $7.2 million during the same period last year. The majority of the increase was primarily due to increases of $0.3 million in labor costs and $0.1 million in professional fees. General and administrative expenses are expensed as incurred and are not deferred. Accordingly, from a margin standpoint, the most effective gauge of measuring general and administrative expenses is as a ratio of segment level pre-need and at-need cemetery revenues. Changes in this ratio give an indication of our ability to manage and control our general and administrative costs relative to our overall cemetery operations. An increase in the ratio indicates that general and administrative percentage expense increases related to our cemetery properties exceeded percent increases in the value of contracts written, while a decrease in the ratio indicates that expense growth on a percentage basis did not exceed percentage increases in the value of contracts written. In the short-term, this ratio can be positively or negatively impacted by our acquisitions, including such factors as how long it takes us to fully implement our pre-need sales programs and whether there are any unanticipated costs. Over the long-term, we would expect this ratio to slightly decrease as many of the expenses in this category are fixed in nature. The ratio of general and administrative expenses to segment level pre-need and at-need cemetery revenues was 14.7% and 14.3% during the three months ended March 31, 2013 and 2012, respectively.

Total corporate overhead was $8.0 million for the three months ended March 31, 2013, an increase of $1.4 million, or 21.0% compared to $6.6 million during the same period last year. The increase was primarily attributable to increases of $1.2 million in personnel costs and $0.2 million in professional fees.

Depreciation and amortization was $2.3 million during the three months ended March 31, 2013 and 2012.

Funeral home expenses were $8.7 million for the three months ended March 31, 2013, an increase of $2.0 million, or 29.3%, compared to $6.7 million during the same period last year. The increase was primarily driven by our most recent acquisitions and was attributable to an increase of $1.2 million in personnel expenses, $0.1 million in merchandise costs, $0.3 million in advertising, and $0.2 million in facility related costs, with the remainder attributable to various increases in general and administrative and other expense categories.

Acquisition related costs were $1.3 million for the three months ended March 31, 2013, an increase of $1.0 million, or 287.6%, as compared to $0.3 million during the same period last year. These costs will vary from period to period depending on the amount of acquisition activity that takes place.

Non-segment Allocated Results

Certain income statement amounts are not allocated to segment operations. These amounts are those line items that can be found on our income statement below operating profit and above net income (loss).

The table below summarizes these items and the changes between the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013	2012	Change ($)	Change (%)
	(in thousands)

Gain on termination of operating agreement	$—	$1,820	$(1,820)	-100%
Gain on settlement agreement	912	—	912	100%
Interest expense	5,463	4,966	497	10.0%
Income tax expense (benefit)	$(957)	$199	$(1,156)	-580.9%

During the three months ended March 31, 2012, we recognized a gain of $1.8 million related to the termination of an operating agreement. Refer to Note 13 of our unaudited condensed consolidated financial statements in Item 1 of the Form 10-Q for a more detailed discussion.

During the three months ended March 31, 2013, we had funds placed into trust of approximately $1.3 million related to the partial settlement of claims from locations we acquired in 2010. A gain of $0.9 million has been recorded as gain on settlement agreement, which is net of legal fees of $0.4 million.

Interest expense increased during the three months ended March 31, 2013 as compared to the same period last year. This increase is caused by increased borrowings on our Credit Facility, which are offset in part by reduced interest rates on those borrowings. Average amounts outstanding under our Credit Facility were $109.7 million and $48.0 million during the three months ended March 31, 2013 and 2012, respectively.

We had an income tax benefit of $1.0 million for the three months ended March 31, 2013, as compared to an expense of $0.2 million during the same period last year. The increase in the income tax benefit is due to a decrease in pre-tax income at our corporate subsidiaries that are subject to corporate tax. Further, our effective tax rate differs from our statutory tax rate primarily because our legal entity structure includes different tax filing entities, including a significant number of partnerships that are not subject to paying tax.

Supplemental Data

The following table presents supplemental operating data for the periods presented:

	Three months ended March 31, 2013	Three months ended March 31, 2012

Operating Data:
Interments performed	12,119	11,801

Interment rights sold:
Lots	5,759	6,230
Mausoleum crypts (including pre-construction)	456	577
Niches	287	274

Total interment rights sold	6,502	7,081

Number of contracts written	24,494	24,406
Aggregate contract amount, in thousands (excluding interest)	$63,824	$61,025
Average amount per contract (excluding interest)	$2,606	$2,500

Number of pre-need contracts written	11,942	11,586
Aggregate pre-need contract amount, in thousands (excluding interest)	$41,299	$38,687
Average amount per pre-need contract (excluding interest)	$3,458	$3,339

Number of at-need contracts written	12,552	12,820
Aggregate at-need contract amount, in thousands (excluding interest)	$22,525	$22,338
Average amount per at-need contract (excluding interest)	$1,795	$1,742

Liquidity and Capital Resources

Overview

Our primary short-term liquidity needs are to fund general working capital requirements, repay our debt obligations, service our debt, make routine maintenance capital improvements and pay distributions. We will need additional liquidity to construct mausoleum and lawn crypts on the grounds of our cemetery properties.

Our primary sources of liquidity are cash flow from operations and amounts available under our Credit Facility as described below. In the past, we have been able to increase our liquidity through long-term bank borrowings and the issuance of additional common units and other partnership securities, including debt, subject to the restrictions in our Credit Facility and under our Senior Notes.

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

Long-term Debt

10.25% Senior Notes due 2017

We have an outstanding $150.0 million aggregate principal amount of 10.25% Senior Notes due 2017 (the “Senior Notes”), with an original issue discount of approximately $4.0 million. We pay 10.25% interest per annum on the principal amount of the Senior Notes, payable in cash semi-annually in arrears on June 1 and December 1 of each year. The Senior Notes mature on December 1, 2017. As of March 31, 2013, we were in compliance with all applicable covenants included in the Indenture governing the Senior Notes.

Credit Facility

On January 19, 2012, we entered into the Third Amended and Restated Credit Agreement (the “Credit Agreement”). The terms of the Credit Agreement are substantially the same as the terms of the Second Amended and Restated Credit Agreement, as amended. . Capitalized terms which are not defined in the following description shall have the meaning assigned to such terms in the Credit Agreement. On February 19, 2013, we entered into the First Amendment to the Third Amended and Restated Credit Agreement, which increased the total availability under the Revolving Credit Facility by $10.0 million.

The Credit Agreement, as amended on February 19, 2013, provides for a total Credit Facility of $140.0 million (the “Credit Facility”). Previously, the Agreement had an Acquisition Credit Facility and a Revolving Credit Facility with different borrowing limits. The proceeds of the Credit Facility may be used to finance working capital requirements, Permitted Acquisitions and Capital Expenditures. The maturity date of the Credit Facility is January 19, 2017.

At March 31, 2013, amounts outstanding under the Credit Facility bear interest at rates between 4.0% and 4.1%. Amounts borrowed may be either Base Rate Loans or Eurodollar Rate Loans and amounts repaid or prepaid during the term may be reborrowed. Depending on the type of loan, borrowings bear interest at the Base Rate or Eurodollar Rate, plus applicable margins ranging from 1.25% to 2.75% and 2.25% to 3.75%, respectively, depending on our Consolidated Leverage Ratio. The Base Rate is the highest of the Prime Rate, the Federal Funds Rate plus 0.50%, or the Eurodollar Rate plus 1.0%. The Eurodollar rate is the British Bankers Association LIBOR Rate.

The Credit Agreement requires us to pay an unused Commitment Fee Rate, which is calculated based on the amount by which the commitments under the Credit Agreement exceed the usage of such commitments. The Commitment Fee ranges from 0.375% to 0.75% depending on our Consolidated Leverage Ratio.

The Credit Agreement contains restrictive covenants that, among other things, prohibit distributions upon defined events of default, restrict investments and sales of assets and require us to maintain certain financial covenants, including specified financial ratios. A material decrease in revenues could cause us to breach certain financial covenants. Any such breach could allow the Lenders to accelerate our debt which would have a material adverse effect on our business, financial condition or results of operations. As of March 31, 2013 we were in compliance with all applicable covenants under the Credit Agreement.

Amounts outstanding under our Credit Facility fluctuated during the three months ended March 31, 2013 and 2012. At the beginning of 2013, we had $101.7 million outstanding under our Credit Facility. For the quarter, we reduced our borrowings on the Credit Facility by $19.8 million as we had borrowed $18.6 million prior to March 26, 2013 and then we used the net proceeds of approximately $38.4 million from our March 26, 2013 follow-on public offering to repay amounts outstanding on our Credit Facility. We had outstanding borrowings of $81.9 million at March 31, 2013. At the beginning of 2012, we had $43.8 million outstanding on our credit facilities. These amounts were combined into one facility in January of 2012. We borrowed an additional $7.3 million during the first quarter of 2012 and had outstanding borrowings of $51.1 million on the Credit Facility at March 31, 2012. The average amounts borrowed under our Credit Facility were $109.7 million and $48.0 million for the three months ended March 31, 2013 and 2012, respectively.

For a more detailed description of our long-term debt agreements, see our 2012 Form 10-K.

Cash Flow from Operating Activities

Cash flows provided by operating activities were $6.9 million during the three months ended March 31, 2013, a decrease of $1.3 million compared to $8.2 million during the same period last year. The decrease is primarily caused by an increase in deposits into our merchandise trust and an increase in our accounts receivable, which was offset in part by a reduction in cash used for accounts payables and accrued liabilities and merchandise liabilities.

Cash Flow from Investing Activities

Net cash used in investing activities was $11.9 million during the three months ended March 31, 2013 as compared to $3.8 million during the same period last year. Cash flows used for investing activities during the three months ended March 31, 2013 were $9.1 million for the acquisition of 6 funeral homes and $2.8 million for other capital expenditures. Cash flows used for investing activities during the three months ended March 31, 2012 were $1.7 million paid upon the execution of a revised operating agreement and $2.1 million for other capital expenditures.

Cash Flow from Financing Activities

Cash flows provided by financing activities were $5.7 million during the three months ended March 31, 2013 as compared to cash flows used in financing activities of $7.7 million during the same period last year. Cash flows provided by financing activities for the three months ended March 31, 2013 consisted of $38.4 million of proceeds from our follow-on public offering offset by net repayments of long-term debt of $20.6 million and cash distributions to unit holders of $12.0 million. Cash flows used in financing activities for the three months ended March 31, 2012 were cash distributions to unit holders of $11.8 million and financing costs related to our amended Credit Facility of $2.0 million, offset by net borrowings of $6.1 million.

Capital Expenditures

The following table summarizes total maintenance capital expenditures and expansion capital expenditures, including expenditures for the construction of mausoleums and for acquisitions, for the periods presented:

	Three months ended March 31,
	2013	2012
	(in thousands)

Maintenance capital expenditures	$1,771	$898
Expansion capital expenditures	10,176	2,869

Total capital expenditures	$11,947	$3,767

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

Interest-Bearing Investments

Our fixed-income securities subject to market risk consist primarily of investments in our merchandise trusts and perpetual care trusts. As of March 31, 2013, the fair value of fixed-income securities in our merchandise trusts represented 3.2% of the fair value of total trust assets while the fair value of fixed-income securities in our perpetual care trusts represented 8.3% of the fair value of total trust assets. The aggregate quoted fair value of these fixed-income securities was $13.2 million and $25.1 million in merchandise trusts and perpetual care trusts, respectively, as of March 31, 2013. Each 1% change in interest rates on these fixed-income securities would result in changes of approximately $132,000 and $251,000 in the fair market value of the assets in our merchandise trusts and perpetual care trusts, respectively, based on discounted expected future cash flows. If these securities are held to maturity, no change in fair market value will be realized.

Our money market and other short-term investments subject to market risk consist primarily of investments in our merchandise trusts and perpetual care trusts. As of March 31, 2013, the fair value of money market and short-term investments in our merchandise trusts represented 13.6% of the fair value of total trust assets while the fair value of money market and short-term investments in our perpetual care trusts represented 7.4% of the fair value of total trust assets. The aggregate quoted fair value of these money market and short-term investments was $55.9 million and $22.3 million in merchandise trusts and perpetual care trusts, respectively, as of March 31, 2013. Each 1% change in interest rates on these money market and short-term investments would result in changes of approximately $559,000 and $223,000 in the fair market value of the assets in our merchandise trusts and perpetual care trusts, respectively, based on discounted expected future cash flows.

Marketable Equity Securities

Our marketable equity securities subject to market risk consist primarily of investments held in our merchandise trusts and perpetual care trusts. These assets consist of investments in both individual equity securities as well as closed and open ended mutual funds. As of March 31, 2013, the fair value of marketable equity securities in our merchandise trusts represented 18.7% of the fair value of total trust assets while the fair value of marketable equity securities in our perpetual care trusts represented 11.7% of total trust assets. The aggregate quoted fair market value of these marketable equity securities was $76.6 million and $35.3 million in merchandise trusts and perpetual care trusts, respectively, as of March 31, 2013, based on final quoted sales prices. Each 10% change in the average market prices of the equity securities would result in a change of approximately $7.7 million and $3.5 million in the fair market value of securities held in merchandise trusts and perpetual care trusts, respectively. As of March 31, 2013, the fair value of marketable closed and open ended mutual funds in our merchandise trusts represented 61.1% of the fair value of total trust assets while the fair value of closed and open ended mutual funds in our perpetual care trusts represented 72.6% of total trust assets. The aggregate quoted fair market value of these closed and open ended mutual funds was $250.4 million and $219.3 million in merchandise trusts and perpetual care trusts, respectively, as of March 31, 2013, based on final quoted sales prices. Each 10% change in the average market prices of the closed and open ended mutual funds would result in a change of approximately $25.0 million and $21.9 million in the fair market value of securities held in merchandise trusts and perpetual care trusts, respectively.

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

Debt Instruments

Our Credit Facility bears interest at a floating rate, based on LIBOR, which is adjusted quarterly. This subjects us to increases in interest expense resulting from movements in interest rates. As of March 31, 2013, we had 81.9 million of borrowings outstanding under our Credit Facility. After these borrowings, our unused line of credit under the Credit Facility is $58.1 million. The interest rates on amounts outstanding under the Credit Facility ranged from approximately 4.0% to 4.1% at March 31, 2013.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon, and as of the date of this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our 2012 Form 10-K, as well as risk factors set forth below, which could materially affect our business, financial condition or future results.

The risks described in the 2012 Form 10-K as well as risk factors set forth below, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including the risks faced by us described in our 2012 Form 10-K, as well as risk factors set forth below.

Litigation or legal proceedings could expose us to significant liabilities and damage our reputation.

From time to time, we are party to various claims and legal proceedings, including, but not limited to, employment, cemetery or burial practices, and other litigation. We are currently a defendant in an action alleging violations of the Fair Labor Standards Act and wage payment violations, and the court is in the process of considering plaintiffs’ motion to certify a nationwide class. Generally, plaintiffs in class action litigation may seek to recover amounts which may be indeterminable for some period of time although potentially large. We establish reserves in legal matters when appropriate based upon assessments and estimates in accordance with our accounting policies and the practices described below.

For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies, and the likelihood of an unfavorable outcome. We base our assessments, estimates and disclosures on the information available to us at the time. Actual outcomes or losses may differ materially from assessments and estimates. Costs to defend litigation claims and legal proceedings and the cost of actual settlements, judgments or resolutions of these claims and legal proceedings may negatively affect our business and financial performance. We hold insurance policies that may reduce cash outflows with respect to an adverse outcome of certain litigation matters. However, our insurance policies exclude coverage for claims under the Fair Labor Standards Act. Any adverse publicity resulting from allegations made in litigation claims or legal proceedings may also adversely affect our reputation, which in turn could adversely affect our results of operations.

Our tax treatment depends on our status as a partnership for federal income tax purposes as well as our not being subject to a material amount of entity-level taxation by individual states. If the IRS were to treat us as a corporation for federal income tax purposes or we were to become subject to additional amounts of entity-level taxation for state tax purposes, it would reduce the amount of cash available for distribution to you and payments on our debt obligations.

Although we do not believe based upon our current operations that we are so treated, and despite the fact that we are a limited partnership under Delaware law, it is possible in certain circumstances for a partnership such as ours to be treated as a corporation for federal income tax purposes. A change in our business (or a change in law) could cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity.

If we were treated as a corporation for U.S. federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%, and would likely be liable for state income tax at varying rates. If we were required to pay tax on our taxable income, it would result in a material reduction in the anticipated cash flow and after-tax return to the unitholders, likely causing a substantial reduction in the value of our common units. Moreover, treatment of us as a corporation could materially and adversely affect our ability to make payments on our debt obligations.

The IRS audited our federal income tax return for the year ended December 31, 2010. The scope of that federal income tax audit included an audit of our qualifying income. In order to be treated as a partnership for federal income tax purposes, at least 90% of our gross income must be qualifying income. The IRS concluded its audit and notified us on April 11, 2013 that it was not proposing any adjustments to the return as filed.

Current law may change so as to cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to entity-level taxation. For example, from time to time, members of the U.S. Congress propose and consider substantive changes to the federal income tax laws that affect publicly traded partnerships. Currently, one such legislative proposal would eliminate the exception upon which we rely for our treatment as a partnership for U.S. federal income tax purposes. We are unable to predict whether any of these changes, or other proposals, will be reconsidered or will ultimately be enacted. Any such changes could negatively impact the amount of cash available for distribution to you and payments on our debt obligations. At the state level, because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. Imposition of such a tax on us by any state will reduce the cash available for distribution to you and payments on our debt obligations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On February 19, 2013, a subsidiary of the Company acquired certain assets and assumed certain liabilities of six funeral homes in Florida pursuant to the Seawinds Agreement. As part of the consideration in the transaction, the Company issued 159,635 common units valued at approximately $3.6 million pursuant to the terms of the Seawinds Agreement. See Note 13 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of this acquisition.

The Company offered and issued the common units in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The Company relied on this exemption from registration based in part on representations made by the investors in the Seawinds Agreement related to the transaction.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

10.1	First Amendment to Third Amended and Restated Credit Agreement, dated February 19, 2013, by and among StoneMor Operating LLC, each of its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on February 22, 2013).

10.2	Employment Separation Agreement, executed on February 28, 2013, by and between StoneMor GP LLC and Paul Waimberg (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 1, 2013).

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors.

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of Timothy K. Yost, Chief Financial Officer and Secretary.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith).

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Timothy K. Yost, Chief Financial Officer and Secretary (furnished herewith).

101	Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2013, and December 31, 2012; (ii) Condensed Consolidated Statements of Operations for the three and three months ended March 31, 2013 and 2012; (iii) Condensed Consolidated Statement of Partners’ Capital; (iv) Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2013 and 2012; and (v) Notes to the Condensed Consolidated Financial Statements. Users of this data are advised that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of StoneMor Partners L.P.

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

STONEMOR PARTNERS L.P.
By: StoneMor GP LLC its general partner

May 7, 2013	/s/ Lawrence Miller

Lawrence Miller
Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

May 7, 2013	/s/ Timothy K. Yost

Timothy K. Yost
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

10.1	First Amendment to Third Amended and Restated Credit Agreement, dated February 19, 2013, by and among StoneMor Operating LLC, each of its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on February 22, 2013).

10.2	Employment Separation Agreement, executed on February 28, 2013, by and between StoneMor GP LLC and Paul Waimberg (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 1, 2013).

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors.

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of Timothy K. Yost, Chief Financial Officer and Secretary.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith).

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Timothy K. Yost, Chief Financial Officer and Secretary (furnished herewith).

101	Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2013, and December 31, 2012; (ii) Condensed Consolidated Statements of Operations for the three and three months ended March 31, 2013 and 2012; (iii) Condensed Consolidated Statement of Partners’ Capital; (iv) Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2013 and 2012; and (v) Notes to the Condensed Consolidated Financial Statements. Users of this data are advised that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of StoneMor Partners L.P.

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