Form 10-Q
period 2013-06-30
STONEMOR PARTNERS LP
filed 2013-08-07
CIK 1286131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

The number of the registrant’s outstanding common units at July 31, 2013 was 21,350,236.

Index – Form 10-Q

Part I – Financial Information

Item 1. Financial Statements

StoneMor Partners L.P.

Condensed Consolidated Balance Sheet

(in thousands)

(unaudited)

	June 30,	December 31,
	2013	2012

Assets
Current assets:
Cash and cash equivalents	$14,075	$7,946
Accounts receivable, net of allowance	54,396	51,895
Prepaid expenses	5,565	3,832
Other current assets	18,679	17,418

Total current assets	92,715	81,091

Long-term accounts receivable, net of allowance	77,297	71,521
Cemetery property	312,506	309,980
Property and equipment, net of accumulated depreciation	84,793	79,740
Merchandise trusts, restricted, at fair value	414,382	375,973
Perpetual care trusts, restricted, at fair value	302,773	282,313
Deferred financing costs, net of accumulated amortization	8,865	9,238
Deferred selling and obtaining costs	82,501	76,317
Deferred tax assets	381	381
Goodwill	47,570	42,392
Other assets	11,849	14,779

Total assets	$1,435,632	$1,343,725

Liabilities and partners’ capital
Current liabilities:
Accounts payable and accrued liabilities	$32,992	$28,973
Accrued interest	1,625	1,833
Current portion, long-term debt	6,936	2,175

Total current liabilities	41,553	32,981

Other long-term liabilities	1,616	1,835
Long-term debt	266,290	252,774
Deferred cemetery revenues, net	544,322	497,861
Deferred tax liabilities	12,554	14,910
Merchandise liability	127,875	125,869
Perpetual care trust corpus	302,773	282,313

Total liabilities	1,296,983	1,208,543

Commitments and contingencies
Partners’ capital
General partner	(893)	386
Common partners	139,542	134,796

Total partners’ capital	138,649	135,182

Total liabilities and partners’ capital	$1,435,632	$1,343,725

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statement of Operations

(in thousands, except per unit data)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Cemetery
Merchandise	$28,669	$30,337	$55,321	$57,481
Services	11,072	11,265	22,371	23,347
Investment and other	12,005	12,051	22,248	23,475
Funeral home
Merchandise	4,517	3,569	9,470	7,587
Services	6,159	4,286	12,624	9,205

Total revenues	62,422	61,508	122,034	121,095

Costs and Expenses:
Cost of goods sold (exclusive of depreciation shown separately below):
Perpetual care	1,500	1,415	2,781	2,782
Merchandise	6,212	5,821	11,221	10,874
Cemetery expense	15,408	14,775	28,193	27,567
Selling expense	12,218	13,123	23,442	24,910
General and administrative expense	7,898	7,195	15,480	14,388
Corporate overhead (including $360 and $210 in unit-based compensation for the three months ended June 30, 2013 and 2012, and $690 and $409 for the six months ended June 30, 2013 and 2012, respectively)	5,672	7,756	13,660	14,359
Depreciation and amortization	2,451	2,230	4,781	4,560
Funeral home expense
Merchandise	1,703	1,107	3,225	2,530
Services	4,768	3,302	9,325	6,707
Other	2,893	2,206	5,550	4,134
Acquisition related costs, net of recoveries	(625)	782	658	1,113

Total cost and expenses	60,098	59,712	118,316	113,924

Operating profit	2,324	1,796	3,718	7,171

Gain (loss) on termination of operating agreement	—	(83)	—	1,737
Gain on settlement agreement, net	11,349	—	12,261	—
Gain on acquisition	—	122	—	122
Loss on early extinguishment of debt	21,595	—	21,595	—
Gain on sale of other assets	155	—	155	—
Interest expense	5,132	4,870	10,595	9,836

Net loss before income taxes	(12,899)	(3,035)	(16,056)	(806)

Income tax expense (benefit)
State	165	97	221	242
Federal	(1,255)	(963)	(2,268)	(909)

Total income tax benefit	(1,090)	(866)	(2,047)	(667)

Net loss	$(11,809)	$(2,169)	$(14,009)	$(139)

General partner’s interest in net loss for the period	$(218)	$(43)	$(258)	$(3)

Limited partners’ interest in net loss for the period	$(11,591)	$(2,126)	$(13,751)	$(136)

Net loss per limited partner unit (basic and diluted)	$(.54)	$(.11)	$(.67)	$(.01)

Weighted average number of limited partners’ units outstanding (basic and diluted)	21,345	19,375	20,541	19,372
Distributions declared per unit	$.595	$.585	$1.185	$1.170

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statement of

Partners’ Capital

(in thousands)

(unaudited)

	Partners’ Capital
	Common	General
	Unit Holders	Partner	Total
Balance, December 31, 2012	$134,796	$386	$135,182

Proceeds from public offering	38,377	—	38,377
Issuance of common units	3,718	—	3,718
Compensation related to units awards	648	—	648
Net loss	(13,751)	(258)	(14,009)
Cash distribution	(24,246)	(1,021)	(25,267)

Balance, June 30, 2013	$139,542	$(893)	$138,649

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statement of Cash Flows

(in thousands)

(unaudited)

	For the six months ended June 30,
	2013	2012
Operating activities:
Net loss	$(14,009)	$(139)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cost of lots sold	4,194	3,979
Depreciation and amortization	4,781	4,560
Unit-based compensation	690	409
Accretion of debt discounts	1,011	723
Gain on termination of operating agreement	—	(1,737)
Gain on acquisition	—	(122)
Gain on sale of other assets	(155)	—
Loss on early extinguishment of debt	21,595	—
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(7,199)	(8,180)
Allowance for doubtful accounts	(83)	3,293
Merchandise trust fund	(22,611)	(1,917)
Prepaid expenses	(1,733)	(1,169)
Other current assets	(1,261)	(860)
Other assets	3,972	139
Accounts payable and accrued and other liabilities	3,677	348
Deferred selling and obtaining costs	(6,184)	(3,380)
Deferred cemetery revenue	33,766	23,699
Deferred taxes (net)	(2,356)	(1,000)
Merchandise liability	(1,612)	(4,451)

Net cash provided by operating activities	16,483	14,195

Investing activities:
Cash paid for cemetery property	(2,252)	(3,600)
Purchase of subsidiaries	(9,100)	(3,426)
Cash paid for property and equipment	(3,920)	(1,835)
Proceeds from sales of other assets	155	—

Net cash used in investing activities	(15,117)	(8,861)

Financing activities:
Cash distribution	(25,267)	(23,563)
Additional borrowings on long-term debt	217,106	29,200
Repayments of long-term debt	(205,800)	(13,422)
Proceeds from public offering	38,377	—
Fees paid related to early extinguishment of debt	(14,920)	—
Cost of financing activities	(4,733)	(1,820)

Net cash provided by (used in) financing activities	4,763	(9,605)

Net increase (decrease) in cash and cash equivalents	6,129	(4,271)
Cash and cash equivalents - Beginning of period	7,946	12,058

Cash and cash equivalents - End of period	$14,075	$7,787

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$9,754	$9,048
Cash paid during the period for income taxes	$3,132	$3,655
Non-cash investing and financing activities:
Acquisition of assets by financing	$92	$53
Issuance of limited partner units for cemetery acquisition	$3,718	$603
Acquisition of asset by assumption of directly related liability	$3,924	$544

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

1.	NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

StoneMor Partners L.P. (“StoneMor”, the “Company” or the “Partnership”) is a provider of funeral and cemetery products and services in the death care industry in the United States. Through its subsidiaries, StoneMor offers a complete range of funeral merchandise and services, along with cemetery property, merchandise and services, both at the time of need and on a pre-need basis. As of June 30, 2013, the Partnership owned 258 and operated 276 cemeteries in 27 states and Puerto Rico and owned and operated 92 funeral homes in 18 states and Puerto Rico.

Basis of Presentation

The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All interim financial data is unaudited. However, in the opinion of management, the interim financial data as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012 includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for a full year. The December 31, 2012 condensed consolidated balance sheet data was derived from audited financial statements included in the Company’s 2012 Annual Report on Form 10-K (“2012 Form 10-K”), but does not include all disclosures required by GAAP, which are presented in the Company’s 2012 Form 10-K.

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

2.	LONG-TERM ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

Long-term accounts receivable, net, consist of the following:

	As of
	June 30,	December 31,
	2013	2012
	(in thousands)

Customer receivables	$172,320	$159,726
Unearned finance income	(19,929)	(18,377)
Allowance for contract cancellations	(20,698)	(17,933)

	131,693	123,416
Less: current portion, net of allowance	54,396	51,895

Long-term portion, net of allowance	$77,297	$71,521

Activity in the allowance for contract cancellations is as follows:

	For the six months ended June 30,
	2013	2012
	(in thousands)

Balance - Beginning of period	$17,933	$17,582
Provision for cancellations	10,651	9,791
Charge-offs - net	(7,886)	(7,356)

Balance - End of period	$20,698	$20,017

3.	CEMETERY PROPERTY

Cemetery property consists of the following:

	As of
	June 30,	December 31,
	2013	2012
	(in thousands)

Developed land	$70,241	$71,318
Undeveloped land	162,746	162,275
Mausoleum crypts and lawn crypts	69,721	69,525
Other land	9,798	6,862

Total	$312,506	$309,980

4.	PROPERTY AND EQUIPMENT

Major classes of property and equipment follow:

	As of
	June 30,	December 31,
	2013	2012
	(in thousands)

Building and improvements	$88,278	$82,056
Furniture and equipment	44,336	42,353

	132,614	124,409
Less: accumulated depreciation	(47,821)	(44,669)

Property and equipment - net	$84,793	$79,740

Depreciation expense was $1.8 million and $3.5 million for the three and six months ended June 30, 2013, respectively, as compared to $1.7 million and $3.5 million during the same periods last year.

5.	MERCHANDISE TRUSTS

At June 30, 2013, the Company’s merchandise trusts consisted of the following types of assets:

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

The Company has included $7.7 million and $7.6 million of investments held in trust by the West Virginia Funeral Directors Association at June 30, 2013 and December 31, 2012, respectively, in its merchandise trust assets. As required by law, the Company deposits a portion of certain funeral merchandise sales in West Virginia into a trust that is held by the West Virginia Funeral Directors Association. These trusts are recorded at their account value, which approximates their fair value.

The cost and market value associated with the assets held in merchandise trusts at June 30, 2013 and December 31, 2012 were as follows:

As of June 30, 2013	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)

Short-term investments	$50,280	$6	$—	$50,286
Fixed maturities:
U.S. Government and federal agency	—	—	—	—
U.S. State and local government agency	—	—	—	—
Corporate debt securities	9,067	78	(184)	8,961
Other debt securities	7,810	—	(7)	7,803

Total fixed maturities	16,877	78	(191)	16,764

Mutual funds - debt securities	110,875	20	(7,606)	103,289
Mutual funds - equity securities	139,974	12,583	(809)	151,748

Equity securities	73,537	6,990	(1,309)	79,218
Other invested assets	4,849	492	—	5,341

Total managed investments	$396,392	$20,169	$(9,915)	$406,646

West Virginia Trust Receivable	7,736	—	—	7,736

Total	$404,128	$20,169	$(9,915)	$414,382

As of December 31, 2012	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)

Short-term investments	$27,890	$—	$—	$27,890
Fixed maturities:
U.S. Government and federal agency	—	—	—	—
U.S. State and local government agency	—	—	—	—
Corporate debt securities	8,590	165	(41)	8,714
Other debt securities	4,320	—	(3)	4,317

Total fixed maturities	12,910	165	(44)	13,031

Mutual funds - debt securities	105,388	3,425	(892)	107,921
Mutual funds - equity securities	145,538	6,229	(6,697)	145,070

Equity securities	68,714	3,448	(4,755)	67,407
Other invested assets	7,376	165	(444)	7,097

Total managed investments	$367,816	$13,432	$(12,832)	$368,416

West Virginia Trust Receivable	7,557	—	—	7,557

Total	$375,373	$13,432	$(12,832)	$375,973

The contractual maturities of debt securities as of June 30, 2013 are as follows:

As of June 30, 2013	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
	(in thousands)

U.S. Government and federal agency	$—	$—	$—	$—
U.S. State and local government agency	—	—	—	—
Corporate debt securities	—	4,131	4,830	—
Other debt securities	6,518	1,285	—	—

Total fixed maturities	$6,518	$5,416	$4,830	$—

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at June 30, 2013 and December 31, 2012 is presented below:

	Less than 12 months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of June 30, 2013	Value	Losses	Value	Losses	Value	Losses
	(in thousands)

Fixed maturities:
U.S. Government and federal agency	$—	$—	$—	$—	$—	$—
U.S. State and local government agency	—	—	—	—	—	—
Corporate debt securities	5,599	176	309	8	5,908	184
Other debt securities	3,984	7	—	—	3,984	7

Total fixed maturities	9,583	183	309	8	9,892	191

Mutual funds - debt securites	93,810	6,637	7,575	969	101,385	7,606
Mutual funds - equity securites	57,015	457	4,228	352	61,243	809
Equity securities	8,838	524	5,956	785	14,794	1,309
Other invested assets	—	—	—	—	—	—

Total	$169,246	$7,801	$18,068	$2,114	$187,314	$9,915

	Less than 12 months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2012	Value	Losses	Value	Losses	Value	Losses
	(in thousands)

Fixed maturities:
U.S. Government and federal agency	$—	$—	$—	$—	$—	$—
U.S. State and local government agency	—	—	—	—	—	—
Corporate debt securities	2,140	20	297	21	2,437	41
Other debt securities	4,317	3	—	—	4,317	3

Total fixed maturities	6,457	23	297	21	6,754	44

Mutual funds - debt securites	6,388	463	4,198	429	10,586	892
Mutual funds - equity securites	48,255	5,500	19,655	1,197	67,910	6,697
Equity securities	17,932	1,527	15,538	3,228	33,470	4,755
Other invested assets	2,558	444	—	—	2,558	444

Total	$81,590	$7,957	$39,688	$4,875	$121,278	$12,832

A reconciliation of the Company’s merchandise trust activities for the six months ended June 30, 2013 is presented below:

Fair Value @ 12/31/2012	Contributions	Distributions	Interest/ Dividends	Capital Gain Distributions	Realized Gain/ Loss	Taxes	Fees	Unrealized Change in Fair Value	Fair Value @ 6/30/2013
(in thousands)

$375,973	37,602	(20,454)	8,361	—	7,324	(2,722)	(1,356)	9,654	$414,382

The Company made net contributions into the trusts of approximately $17.1 million during the six months ended June 30, 2013. During the six months ended June 30, 2013, purchases and sales of securities available for sale included in trust investments were approximately $313.4 million and $324.2 million, respectively. Contributions include $4.9 million of assets that were acquired through acquisitions during the six months ended June 30, 2013.

Other-Than-Temporary Impairments of Trust Assets

During the six months ended June 30, 2013, the Company determined that there were 4 securities with an aggregate cost basis of approximately $1.4 million and an aggregate fair value of approximately $0.7 million, resulting in an impairment of $0.7 million, wherein such impairment was considered to be other-than-temporary. During the three and six months ended June 30, 2012, the Company determined that there were six securities with an aggregate cost basis of approximately $1.6 million and an aggregate fair value of approximately $0.8 million, resulting in an impairment of $0.8 million, wherein such impairment was considered to be other-than-temporary. Accordingly, the Company adjusted the cost basis of these assets to their current value and offset this change against deferred revenue. This reduction in deferred revenue will be reflected in earnings in future periods as the underlying merchandise is delivered or the underlying service is performed.

During the three months ended June 30, 2013, the Company determined that there were no other than temporary impairments to the investment portfolio in the merchandise trusts.

6.	PERPETUAL CARE TRUSTS

At June 30, 2013, the Company’s perpetual care trusts consisted of the following types of assets:

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

The cost and market value associated with the assets held in perpetual care trusts at June 30, 2013 and December 31, 2012 were as follows:

As of June 30, 2013	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)

Short-term investments	$12,662	$—	$—	$12,662
Fixed maturities:
U.S. Government and federal agency	408	95	—	503
U.S. State and local government agency	—	—	—	—
Corporate debt securities	24,188	212	(464)	23,936
Other debt securities	371	—	—	371

Total fixed maturities	24,967	307	(464)	24,810

Mutual funds - debt securities	117,429	211	(3,407)	114,233
Mutual funds - equity securities	94,098	20,907	—	115,005

Equity securities	25,637	10,465	(39)	36,063
Other invested assets	—	—	—	—

Total	$274,793	$31,890	$(3,910)	$302,773

As of December 31, 2012	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)

Short-term investments	$21,419	$—	$—	$21,419
Fixed maturities:
U.S. Government and federal agency	408	104	—	512
U.S. State and local government agency	—	—	—	—
Corporate debt securities	22,690	702	(101)	23,291
Other debt securities	371	—	—	371

Total fixed maturities	23,469	806	(101)	24,174

Mutual funds - debt securities	103,909	3,429	(150)	107,188
Mutual funds - equity securities	94,239	5,222	(249)	99,212

Equity securities	23,797	6,563	(455)	29,905
Other invested assets	113	302	—	415

Total	$266,946	$16,322	$(955)	$282,313

The contractual maturities of debt securities as of June 30, 2013 are as follows:

As of June 30, 2013	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
	(in thousands)

U.S. Government and federal agency	$382	$121	$—	$—
U.S. State and local government agency	—	—	—	—
Corporate debt securities	154	10,792	12,990	—
Other debt securities	371	—	—	—

Total fixed maturities	$907	$10,913	$12,990	$—

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at June 30, 2013 and December 31, 2012 held in perpetual care trusts is presented below:

	Less than 12 months		12 Months or more		Total
As of June 30, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)

Fixed maturities:
U.S. Government and federal agency	$—	$—	$—	$—	$—	$—
U.S. State and local government agency	—	—	—	—	—	—
Corporate debt securities	13,959	441	897	23	14,856	464
Other debt securities	—	—	—	—	—	—

Total fixed maturities	13,959	441	897	23	14,856	464

Mutual funds - debt securities	94,480	3,003	16,002	404	110,482	3,407
Mutual funds - equity securities	—	—	—	—	—	—
Equity securities	1,098	39	—	—	1,098	39
Other invested assets	—	—	—	—	—	—

Total	$109,537	$3,483	$16,899	$427	$126,436	$3,910

	Less than 12 months		12 Months or more		Total
As of December 31, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)

Fixed maturities:
U.S. Government and federal agency	$—	$—	$—	$—	$—	$—
U.S. State and local government agency	—	—	—	—	—	—
Corporate debt securities	4,630	48	711	53	5,341	101
Other debt securities	—	—	—	—	—	—

Total fixed maturities	4,630	48	711	53	5,341	101

Mutual funds - debt securities	859	35	870	115	1,729	150
Mutual funds - equity securities	34,805	249	—	—	34,805	249
Equity securities	4,269	238	545	217	4,814	455
Other invested assets	—	—	—	—	—	—

Total	$44,563	$570	$2,126	$385	$46,689	$955

A reconciliation of the Company’s perpetual care trust activities for the six months ended June 30, 2013 is presented below:

Fair Value @ 12/31/2012	Contributions	Distributions	Interest/ Dividends	Capital Gain Distributions	Realized Gain/ Loss	Taxes	Fees	Unrealized Change in Fair Value	Fair Value @ 6/30/2013
(in thousands)
$282,313	5,166	(6,118)	7,345	—	3,191	(637)	(1,100)	12,613	$302,773

The Company made net distributions from the trusts of approximately $1.0 million during the six months ended June 30, 2013. During the six months ended June 30, 2013, purchases and sales of securities available for sale included in trust investments were approximately $83.0 million and $84.2 million, respectively.

Other-Than-Temporary Impairments of Trust Assets

During the three and six months ended June 30, 2013 and 2012, the Company determined that there were no other than temporary impairments to the investment portfolio in the perpetual care trusts.

7.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in acquisitions.

A rollforward of goodwill by reportable segment is as follows:

	Cemeteries			Funeral
	Southeast	Northeast	West	Homes	Total
	(in thousands)
Balance as of December 31, 2012	$6,174	$—	$11,948	$24,270	$42,392
Goodwill acquired from acquisitions during the six months ended June 30, 2013	—	—	—	5,178	5,178

Balance as of June 30, 2013	$6,174	$—	$11,948	$29,448	$47,570

Other Acquired Intangible Assets

The Company has other acquired intangible assets, most of which have been recognized as a result of acquisitions and long-term operating agreements. These amounts are included within other assets on the unaudited condensed consolidated balance sheet. All of the intangible assets are subject to amortization. The major classes of intangible assets are as follows:

	As of June 30, 2013		Net	As of December 31, 2012		Net
	Gross Carrying	Accumulated	Intangible	Gross Carrying	Accumulated	Intangible
	Amount	Amortization	Asset	Amount	Amortization	Asset
	(in thousands)
Amortized intangible assets:
Underlying contract value	$6,239	$(624)	$5,615	$6,239	$(555)	$5,684
Non-compete agreements	7,950	(3,332)	4,618	6,023	(2,553)	3,470
Other intangible assets	269	(89)	180	269	(81)	188

Total intangible assets	$14,458	$(4,045)	$10,413	$12,531	$(3,189)	$9,342

The increase in non-compete agreements was the result of an acquisition consummated in the first quarter of 2013. The fair value was determined by comparing the discounted cash flows of the acquired business with and without competition as of the date of acquisition. See Note 13 for further details.

8.	LONG-TERM DEBT

The Company had the following outstanding debt:

	As of
	June 30, 2013	December 31, 2012
	(in thousands)

7.875% Senior Notes, due 2021	$175,000	$—
10.25% Senior Notes, due 2017	—	150,000
Revolving Credit Facility, due January 2017	91,002	101,700
Notes payable - acquisition debt	4,244	1,465
Notes payable - acquisition non-competes	4,695	3,830
Insurance and vehicle financing	2,889	1,298

Total	277,830	258,293
Less current portion	6,936	2,175
Less unamortized bond and note payable discounts	4,604	3,344

Long-term portion	$266,290	$252,774

This note includes a summary of material terms of the Company’s senior notes and credit facility. For a more detailed description of the Company’s long-term debt agreements, see the Company’s 2012 Form 10-K. The increase in notes payable acquisition debt and acquisition non-competes was the result of an acquisition consummated in the first quarter of 2013. See Note 13 for further details.

7.875% Senior Notes due 2021

On May 28, 2013, the Company issued $175.0 million aggregate principal amount of 7.875% Senior Notes due 2021 (the “Senior Notes”). The Company pays 7.875% interest per annum on the principal amount of the Senior Notes, payable in cash semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2013. The net proceeds from the offering were used to retire 10.25% Senior Notes due 2017 and the remaining proceeds were used for general corporate purposes. The Senior Notes were issued at 97.832% of par resulting in gross proceeds of $171.2 million with an original issue discount of approximately $3.8 million. The Company incurred debt issuance costs and fees of approximately $4.2 million. These costs and fees are deferred and will be amortized over the life of these notes. Based on trades made at the end of the quarter, the Company has estimated the fair value of its Senior Notes to be below par and trading at a discount of 0.9%, which would imply a fair value of $173.4 million at June 30, 2013. As of June 30, 2013, the Company was in compliance with all applicable covenants of the Senior Notes.

10.25% Senior Notes due 2017

Prior to their retirement in the second quarter of 2013, the Company had outstanding a $150.0 million aggregate principal amount of 10.25% Senior Notes due 2017 (the “Prior Senior Notes”), with an original issue discount of approximately $4.0 million. The Company paid 10.25% interest per annum on the principal amount of the Prior Senior Notes, payable in cash semi-annually in arrears on June 1 and December 1 of each year. The Prior Senior Notes were due to mature on December 1, 2017. In the second quarter of 2013, the Company retired the notes using the proceeds from the Senior Notes offering described above. The Company made a tender offer to repurchase the Prior Senior Notes and paid $14.9 million to retire the Prior Senior Notes inclusive of the tender premium and accrued interest from the date of repurchase through December 1, 2013, the first redemption date for the Prior Senior Notes. In addition the Company incurred expenses of $6.7 million related to the refinancing event inclusive of $2.6 million of unamortized original issue discount and $4.1 million of unamortized capitalized debt issue costs related to the Prior Senior Notes.

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

On February 19, 2013, the Company entered into the First Amendment to the Credit Agreement, which increased the total availability under the Revolving Credit Facility (the “Credit Facility”) by $10.0 million to $140.0 million (the “Credit Facility”) of which $91.0 million was outstanding at June 30, 2013. The Credit Facility may be used to finance working capital requirements, Permitted Acquisitions and Capital Expenditures. The maturity date of the Credit Facility is January 19, 2017.

On May 8, 2013, the Company entered into the Second Amendment to the Credit Agreement, which allowed the Company to incur additional indebtedness to be evidenced by the 2021 Senior Notes, to enter into the related indenture and to use the proceeds of the Senior Notes offering, in part, to fund the retirement of the Prior Senior Notes.

On June 18, 2013, the Company entered into the Third Amendment to the Credit Agreement. The Third Amendment amended certain financial covenants under the Credit Agreement as follows:

(i)	for any most recently completed four fiscal quarters, consolidated EBITDA shall not be less than the sum of $57,822,000 plus 80% of the aggregate of all consolidated EBITDA for each Permitted Acquisition completed after March 31, 2013; and

(ii)	for the periods set forth below, Maximum Consolidated Leverage Ratio shall not be greater than as set forth below, subject to the Borrowers’ option to temporarily increase the Consolidated Leverage Ratio in connection with a Significant Permitted Acquisition Transaction as described below:

Measurement Period Ending	Maximum Consolidated Leverage Ratio
June 30, 2013 through December 31, 2013	4.000 to 1.0
March 31, 2014	3.875 to 1.0
June 30, 2014 and thereafter	3.750 to 1.0

The Third Amendment also increased the ranges of the Applicable Rates to 3.00%, 4.00%, and .800% for Base Rate loans, Eurodollar Rate Loans and Letter of Credit Fees, and Commitment Fees, respectively, when the Consolidated Leverage Ratio is greater than or equal to 3.75 to 1.0.

The Third Amendment also increased the amount of aggregate consideration that the Company may pay for a Permitted Acquisition after March 31, 2014, without Required Lender approval, to $10.0 million on an individual basis and $50.0 million when aggregated with the total Aggregate Consideration paid by or on behalf of the Company for all other Permitted Acquisitions which closed within the immediately preceding 365 days.

The Third Amendment added a defined term for Significant Permitted Acquisition Transaction to describe a Permitted Acquisition in which the Aggregate Consideration exceeds $35.0 million when aggregated with the total Aggregate Consideration for all other Permitted Acquisitions which closed within the immediately preceding 180 days. In the case of a Significant Permitted Acquisition Transaction, the Third Amendment permits the Borrowers, subject to certain limitations, to temporarily increase the Consolidated Leverage Ratio to 4.00 to 1.0 for one or more the four immediately succeeding covenant measurement periods.

In addition, the Third Amendment includes certain conforming changes to reflect the issuance of the Senior Notes.

At June 30, 2013, amounts outstanding under the Credit Facility bore interest at rates between 3.5% and 4.0%. Amounts borrowed may be either Base Rate Loans or Eurodollar Rate Loans and amounts repaid or prepaid during the term may be reborrowed. Depending on the type of loan, borrowings bear interest at the Base Rate or Eurodollar Rate, plus applicable margins ranging from 1.25% to 3.00% and 2.25% to 4.00%, respectively, depending on the Company’s Consolidated Leverage Ratio. The Base Rate is the highest of the Prime Rate, the Federal Funds Rate plus 0.50%, or the Eurodollar Rate plus 1.0%. The Eurodollar rate is the British Bankers Association LIBOR Rate. Amounts outstanding under the Credit Facility approximate their fair value.

The Credit Agreement requires the Company to pay an unused Commitment Fee, which is calculated based on the amount by which the commitments under the Credit Agreement exceed the usage of such commitments. The Commitment Fee Rate ranges from 0.375% to 0.800% depending on the Company’s Consolidated Leverage Ratio.

The Credit Agreement contains restrictive covenants that, among other things, prohibit distributions upon defined events of default, restrict investments and sales of assets and require the Company to maintain certain financial covenants, including specified financial ratios. A material decrease in revenues could cause the Company to breach certain of its financial covenants. Any such breach could allow the Lenders to accelerate the Company’s debt which would have a material adverse effect on the Company’s business, financial condition or results of operations. The Company’s covenants include a Consolidated Leverage Ratio and a Consolidated Debt Service Coverage Ratio. As of June 30, 2013, the Company was in compliance with all applicable financial covenants.

9.	INCOME TAXES

As of June 30, 2013, the Company’s taxable corporate subsidiaries had federal net operating loss carryforwards of approximately $163.6 million, which will begin to expire in 2019 and $201.8 million in state net operating losses, a portion of which expires annually.

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

The provision for income taxes for the three and six months ended June 30, 2013 and 2012 is based upon the estimated annual effective tax rates expected to be applicable to the Company for 2013 and 2012, respectively. The Company’s effective tax rate differs from its statutory tax rate primarily because the Company’s legal entity structure includes different tax filing entities, including a significant number of partnerships that are not subject to paying tax.

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

10.	DEFERRED CEMETERY REVENUES, NET

At June 30, 2013 and December 31, 2012, deferred cemetery revenues, net, consisted of the following:

	As of
	June 30, 2013	December 31, 2012
	(in thousands)

Deferred cemetery revenue	$376,027	$346,621
Deferred merchandise trust revenue	76,100	65,728
Deferred merchandise trust unrealized gains (losses)	10,254	600
Deferred pre-acquisition margin	132,987	132,221
Deferred cost of goods sold	(51,046)	(47,309)

Deferred cemetery revenues, net	$544,322	$497,861

Deferred selling and obtaining costs	$82,501	$76,317

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

Leases

At June 30, 2013, the Company was committed to operating lease payments for premises, automobiles and office equipment under various operating leases with initial terms ranging from one to ten years and options to renew at varying terms. Expenses under operating leases were $0.6 million and $1.3 million for the three and six months ended June 30, 2013, respectively, and $0.7 million and $1.3 million for the three and six months ended June 30, 2012, respectively.

At June 30, 2013, operating leases will result in future payments in the following approximate amounts from January 1, 2014 and beyond:

(in thousands)
2014	$1,504
2015	952
2016	844
2017	796
2018	778
Thereafter	1,751

Total	$6,625

12.	PARTNERS’ CAPITAL

Unit-Based Compensation

The Company has issued to certain key employees and management unit-based compensation in the form of unit appreciation rights and phantom partnership units.

Compensation expense recognized related to unit appreciation rights and restricted phantom unit awards for the three and six months ended June 30, 2013 and 2012 are summarized in the table below:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Unit appreciation rights	$140	$129	$279	$248
Restricted phantom units	220	81	411	161

Total unit-based compensation expense	$360	$210	$690	$409

As of June 30, 2013, there was approximately $0.4 million in non-vested unit appreciation rights outstanding. These unit appreciation rights will be expensed through the first half of 2017.

The diluted weighted average number of limited partners’ units outstanding presented on the unaudited condensed consolidated statement of operations does not include 335,547 units and 325,083 units for the three and six months ended June 30, 2013, respectively, as their effects would be anti-dilutive.

Other Unit Issuances

On February 19, 2013, the Company issued 159,635 units in connection with an acquisition. See Note 13. On June 21, 2013 and 2012, the Company issued 4,923 units and 9,853 units, respectively, in connection with an acquisition consummated in the second quarter of 2010. On June 6, 2012, the Company issued 13,720 units in connection with an acquisition. See Note 13.

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

Final Assessment
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

If the acquisitions from 2013 and 2012 had been consummated on January 1, 2012, on a pro forma basis, for the three and six months ended June 30, 2013 and 2012, consolidated revenues, consolidated net income (loss), and net income (loss) per limited partner unit (basic and diluted) would have been as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)

Revenue	$62,422	$62,779	$122,609	$123,981
Net income (loss)	(11,809)	(1,948)	(13,888)	353
Net income (loss) per limited partner unit (basic and diluted)	$(.54)	$(.10)	$(.66)	$.02

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

Since their respective dates of acquisition, the properties acquired in 2013 have contributed $1.1 million and $1.5 million of revenue and $0.4 million and $0.5 million of operating profit for the three and six months ended June 30, 2013. The properties acquired in the first half 2012 have contributed $0.9 million and $1.6 million of revenue and $0.3 million and $0.4 million of operating profit for the three and six months ended June 30, 2013.

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

First and Second Quarter 2013 Settlement

During the six months ended June 30, 2013 the Company recovered $18.4 million, net of legal fees, costs, and contractual obligations related to the settlement of claims from locations that the Company acquired in 2010 and 2011. Of this amount $6.5 million was contributed directly to the related perpetual care and merchandise trusts on the Company’s behalf. $3.4 million of these direct payments represent a gain on settlement agreement on the unaudited condensed consolidated statement of operations due to an increase in the merchandise trusts not previously accrued for in purchase accounting.

The Company received $11.9 million in cash proceeds from the settlement. Of this amount, $1.7 million and $1.3 million are for the reimbursement of legal fees and are recorded as recoveries to corporate overhead and acquisition related costs, respectively. The remaining proceeds were recorded as a gain on settlement agreement on the unaudited condensed consolidated statement of operations. The total gain on settlement for the six months ended June 30, 2013 was $12.3 million. Of the amounts noted above, $1.3 million, inclusive of a gain on settlement agreement of $0.9 million and $0.4 million of recovery of legal fees, was recognized during the first quarter of 2013.

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

Segment information is as follows:

As of and for the three months ended June 30, 2013:

	Cemeteries			Funeral
	Southeast	Northeast	West	Homes	Corporate	Adjustment	Total
	(in thousands)
Revenues
Sales	$24,767	$9,724	$12,284	$—	$—	$(14,479)	$32,296
Service and other	8,474	5,754	6,611	—	—	(1,389)	19,450
Funeral home	—	—	—	11,983	—	(1,307)	10,676

Total revenues	33,241	15,478	18,895	11,983	—	(17,175)	62,422

Costs and expenses
Cost of sales	5,399	2,658	2,088	—	—	(2,433)	7,712
Cemetery	6,987	3,885	4,536	—	—	—	15,408
Selling	7,932	3,435	3,669	—	461	(3,279)	12,218
General and administrative	4,216	1,608	2,074	—	—	—	7,898
Corporate overhead	—	—	—	—	5,672	—	5,672
Depreciation and amortization	584	233	525	749	360	—	2,451
Funeral home	—	—	—	9,498	—	(134)	9,364
Acquisition related costs, net of recoveries	—	—	—	—	(625)	—	(625)

Total costs and expenses	25,118	11,819	12,892	10,247	5,868	(5,846)	60,098

Operating profit	$8,123	$3,659	$6,003	$1,736	$(5,868)	$(11,329)	$2,324

Total assets	$546,851	$310,187	$419,902	$130,832	$27,860	$—	$1,435,632

Amortization of cemetery property	$1,179	$737	$314	$—	$—	$(304)	$1,926

Long lived asset additions	$1,416	$382	$746	$271	$717	$—	$3,532

Goodwill	$6,174	$—	$11,948	$29,448	$—	$—	$47,570

As of and for the six months ended June 30, 2013:

	Cemeteries			Funeral
	Southeast	Northeast	West	Homes	Corporate	Adjustment	Total
	(in thousands)
Revenues
Sales	$46,637	$18,701	$22,044	$—	$—	$(25,102)	$62,280
Service and other	19,580	12,305	15,741	—	—	(9,966)	37,660
Funeral home	—	—	—	24,810	—	(2,716)	22,094

Total revenues	66,217	31,006	37,785	24,810	—	(37,784)	122,034

Costs and expenses
Cost of sales	9,774	4,526	3,598	—	—	(3,896)	14,002
Cemetery	12,959	7,118	8,116	—	—	—	28,193
Selling	15,144	6,593	6,762	—	833	(5,890)	23,442
General and administrative	8,202	3,192	4,086	—	—	—	15,480
Corporate overhead	—	—	—	—	13,660	—	13,660
Depreciation and amortization	1,112	455	1,065	1,409	740	—	4,781
Funeral home	—	—	—	18,421	—	(321)	18,100
Acquisition related costs, net of recoveries	—	—	—	—	658	—	658

Total costs and expenses	47,191	21,884	23,627	19,830	15,891	(10,107)	118,316

Operating profit	$19,026	$9,122	$14,158	$4,980	$(15,891)	$(27,677)	$3,718

Total assets	$546,851	$310,187	$419,902	$130,832	$27,860	$—	$1,435,632

Amortization of cemetery property	$2,030	$1,358	$561	$—	$—	$(338)	$3,611

Long lived asset additions	$2,326	$1,259	$1,258	$8,925	$748	$—	$14,516

Goodwill	$6,174	$—	$11,948	$29,448	$—	$—	$47,570

As of and for the three months ended June 30, 2012:

	Cemeteries			Funeral
	Southeast	Northeast	West	Homes	Corporate	Adjustment	Total
	(in thousands)
Revenues
Sales	$23,812	$9,545	$10,292	$—	$—	$(9,535)	$34,114
Service and other	9,255	7,138	7,373	—	—	(4,227)	19,539
Funeral home	—	—	—	8,189	—	(334)	7,855

Total revenues	33,067	16,683	17,665	8,189	—	(14,096)	61,508

Costs and expenses
Cost of sales	4,972	2,028	1,739	—	49	(1,552)	7,236
Cemetery	6,746	3,814	4,215	—	—	—	14,775
Selling	7,691	3,322	3,395	—	370	(1,655)	13,123
General and administrative	3,813	1,487	1,883	—	12	—	7,195
Corporate overhead	—	—	—	—	7,756	—	7,756
Depreciation and amortization	510	215	547	518	440	—	2,230
Funeral home	—	—	—	6,688	—	(73)	6,615
Acquisition related costs, net of recoveries	—	—	—	—	782	—	782

Total costs and expenses	23,732	10,866	11,779	7,206	9,409	(3,280)	59,712

Operating profit	$9,335	$5,817	$5,886	$983	$(9,409)	$(10,816)	$1,796

Total assets	$490,736	$291,245	$384,949	$79,938	$26,195	$—	$1,273,063

Amortization of cemetery property	$1,022	$853	$275	$—	$—	$(21)	$2,129

Long lived asset additions	$802	$825	$2,630	$401	$194	$—	$4,852

Goodwill	$5,934	$—	$11,948	$16,056	$—	$—	$33,938

As of and for the six months ended June 30, 2012:

	Cemeteries			Funeral
	Southeast	Northeast	West	Homes	Corporate	Adjustment	Total
	(in thousands)
Revenues
Sales	$44,692	$18,003	$20,324	$—	$—	$(17,882)	$65,137
Service and other	18,783	13,713	14,894	—	—	(8,224)	39,166
Funeral home	—	—	—	17,462	—	(670)	16,792

Total revenues	63,475	31,716	35,218	17,462	—	(26,776)	121,095

Costs and expenses
Cost of sales	9,263	3,701	3,403	—	52	(2,763)	13,656
Cemetery	12,451	6,879	8,237	—	—	—	27,567
Selling	14,716	6,458	6,607	—	831	(3,702)	24,910
General and administrative	7,436	3,013	3,923	—	16	—	14,388
Corporate overhead	—	—	—	—	14,359	—	14,359
Depreciation and amortization	1,046	440	1,114	1,138	822	—	4,560
Funeral home	—	—	—	13,487	—	(116)	13,371
Acquisition related costs, net of recoveries	—	—	—	—	1,113	—	1,113

Total costs and expenses	44,912	20,491	23,284	14,625	17,193	(6,581)	113,924

Operating profit	$18,563	$11,225	$11,934	$2,837	$(17,193)	$(20,195)	$7,171

Total assets	$490,736	$291,245	$384,949	$79,938	$26,195	$—	$1,273,063

Amortization of cemetery property	$2,001	$1,413	$569	$—	$—	$(3)	$3,980

Long lived asset additions	$4,765	$1,374	$3,100	$460	$606	$—	$10,305

Goodwill	$5,934	$—	$11,948	$16,056	$—	$—	$33,938

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

The following table allocates the Company’s assets measured at fair value as of June 30, 2013 and December 31, 2012.

As of June 30, 2013

Merchandise Trust

Description	Level 1	Level 2	Total
	(in thousands)
Assets

Short-term investments	$50,286	$—	$50,286

Fixed maturities:
U.S. government and federal agency	—	—	—
U.S. state and local government agency	—	—	—
Corporate debt securities	—	8,961	8,961
Other debt securities	—	7,803	7,803

Total fixed maturity investments	—	16,764	16,764

Mutual funds - debt securities	103,289	—	103,289
Mutual funds - equity securities - real estate sector	53,575	—	53,575
Mutual funds - equity securities - energy sector	—	—	—
Mutual funds - equity securities - MLP’s	37,966	—	37,966
Mutual funds - equity securities - other	60,207	—	60,207

Equity securities:
Preferred REIT’s	65	—	65
Master limited partnerships	46,951	—	46,951
Global equity securities	32,202	—	32,202
Other invested assets	—	5,341	5,341

Total	$384,541	$22,105	$406,646

Perpetual Care Trust

Description	Level 1	Level 2	Total
	(in thousands)
Assets

Short-term investments	$12,662	$—	$12,662

Fixed maturities:
U.S. government and federal agency	503	—	503
U.S. state and local government agency	—	—	—
Corporate debt securities	—	23,936	23,936
Other debt securities	—	371	371

Total fixed maturity investments	503	24,307	24,810

Mutual funds - debt securities	114,233	—	114,233
Mutual funds - equity securities - real estate sector	44,443	—	44,443
Mutual funds - equity securities - energy sector	15,707	—	15,707
Mutual funds - equity securities - MLP’s	45,721	—	45,721
Mutual funds - equity securities - other	9,134	—	9,134

Equity securities:
Preferred REIT’s	38	—	38
Master limited partnerships	35,234	—	35,234
Global equity securities	791	—	791
Other invested assets	—	—	—

Total	$278,466	$24,307	$302,773

As of December 31, 2012

Merchandise Trust

Description	Level 1	Level 2	Total
	(in thousands)
Assets

Short-term investments	$27,890	$—	$27,890

Fixed maturities:
U.S. government and federal agency	—	—	—
U.S. state and local government agency	—	—	—
Corporate debt securities	—	8,714	8,714
Other debt securities	—	4,317	4,317

Total fixed maturity investments	—	13,031	13,031

Mutual funds - debt securities	107,921	—	107,921
Mutual funds - equity securities - real estate sector	51,986	—	51,986
Mutual funds - equity securities - energy sector	5,666	—	5,666
Mutual funds - equity securities - MLP’s	29,336	—	29,336
Mutual funds - equity securities - other	58,082	—	58,082

Equity securities:
Preferred REIT’s	563	—	563
Master limited partnerships	42,410	—	42,410
Global equity securities	24,434	—	24,434
Other invested assets	—	7,097	7,097

Total	$348,288	$20,128	$368,416

Perpetual Care Trust

Description	Level 1	Level 2	Total
	(in thousands)
Assets

Short-term investments	$21,419	$—	$21,419

Fixed maturities:
U.S. government and federal agency	512	—	512
U.S. state and local government agency	—	—	—
Corporate debt securities	—	23,291	23,291
Other debt securities	—	371	371

Total fixed maturity investments	512	23,662	24,174

Mutual funds - debt securities	107,188	—	107,188
Mutual funds - equity securities - real estate sector	42,365	—	42,365
Mutual funds - equity securities - energy sector	13,061	—	13,061
Mutual funds - equity securities - MLP’s	34,805	—	34,805
Mutual funds - equity securities - other	8,981	—	8,981

Equity securities:
Preferred REIT’s	486	—	486
Master limited partnerships	28,693	—	28,693
Global equity securities	726	—	726
Other invested assets	—	415	415

Total	$258,236	$24,077	$282,313

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

On August 1, 2013, the Company entered into an Asset Purchase and Sale Agreement to acquire 1 cemetery in Virginia, including certain related assets, and assumed certain related liabilities. In consideration for the net assets acquired, the Company paid $5.0 million in cash. A preliminary allocation of the purchase price and fair value of net assets acquired has not been provided as more time is needed to accurately compile this information.

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

When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (“2012 Form 10-K”), this Quarterly Report on Form 10-Q and our other reports filed with the SEC. Except as required under applicable law, we assume no obligation to update or revise any forward-looking statements made herein or any other forward-looking statements made by us, whether as a result of new information, future events or otherwise.

Organization

We were organized on April 2, 2004 to own and operate the cemetery and funeral home business conducted by Cornerstone and its subsidiaries. On September 20, 2004, in connection with our initial public offering of common units representing limited partner interests, Cornerstone contributed to us substantially all of its assets, liabilities and businesses, and then converted into CFSI LLC, a limited liability company. Cornerstone had been founded in 1999 by members of our management team and a private equity investment firm in order to acquire a group of 123 cemetery properties and 4 funeral homes. Since that time, Cornerstone, succeeded by us, has acquired additional cemeteries and funeral homes, entered into long term cemetery operating agreements, built funeral homes, and sold cemeteries and funeral homes, resulting in the operation of 276 cemeteries and 92 funeral homes as of June 30, 2013.

Capitalization

On September 20, 2004, we completed our initial public offering. Since that time, we have completed additional follow-on public offerings and debt offerings. On March 26, 2013, we completed our most recent follow-on public offering of 1,610,000 common units at a price of $25.35 per unit. Net proceeds of the offering, after deducting underwriting discounts and offering expenses, were approximately $38.4 million. The proceeds from the offering were used to pay down debt on the Credit Facility.

On May 28, 2013, we completed an offering of $175.0 million aggregate principal amount of 7.875% Senior Notes due 2021. The net proceeds from the debt offering were used to pay the tender offer consideration and redeem our outstanding 10.25% Senior Notes due 2017, in aggregate, and the remaining proceeds were used for general corporate purposes.

Overview

Cemetery Operations

We are currently the second largest owner and operator of cemeteries in the United States. As of June 30, 2013, we operated 276 cemeteries in 27 states and Puerto Rico. We own 258 of these cemeteries, and we operate the remaining 18 under management or operating agreements with the nonprofit cemetery corporations that own the cemeteries. As a result of the agreements, other control arrangements and applicable accounting rules, we have treated 16 of these cemeteries as acquisitions for accounting purposes.

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

We sell cemetery products and services both at the time of death, which we refer to as at-need, and prior to the time of death, which we refer to as pre-need. Revenues from cemetery operations accounted for approximately 82.9% and 81.9% of our total revenues during the three and six months ended June 30, 2013 as compared to 87.2% and 86.1% during the same periods last year.

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

Contracts related to pre-need installment sales are usually for a period not to exceed 60 months, with payments of principal and interest required. Pre-need sales contracts normally contain provisions for both principal and interest. For those contracts that do not bear a market rate of interest, we impute such interest based upon the prime rate plus 150 basis points, which resulted in a rate of 4.75% for the three and six months ended June 30, 2013 and 2012.

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

Funeral Home Operations

As of June 30, 2013, we owned and operated 92 funeral homes. These properties are located in 18 states and Puerto Rico. Forty-one of our funeral homes are located on the grounds of cemeteries that we own.

We derive revenues at our funeral homes from the sale of funeral home merchandise, including caskets and related funeral merchandise, and services, including removal and preparation of remains, the use of our facilities for visitation, worship and performance of funeral services and transportation services. We sell these services and merchandise almost exclusively at the time of need utilizing salaried licensed funeral directors. Funeral home revenues accounted for approximately 17.1% and 18.1% of our total revenues during the three and six months ended June 30, 2013 as compared to 12.8% and 13.9% during the same periods last year.

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

2013 Developments

Significant business developments for the six months ended June 30, 2013 include the following:

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

•

On May 28, 2013, we completed an offering of $175.0 million aggregate principal amount of 7.875% Senior Notes due 2021 at 97.832% of par. The net proceeds from the debt offering were used to pay the tender offer consideration and redeem our outstanding 10.25% Senior Notes due 2017, in aggregate, and the remaining proceeds were used for general corporate purposes.

•

On June 18, 2013, we entered into the Third Amendment to the Third Amended and Restated Credit Agreement, which increased our Consolidated Leverage Ratio to 4.00 to 1.0 through December 31, 2013, 3.875 at March 31, 2014, and 3.750 thereafter. The amendment also increased the ranges of the rates to 3.00%, 4.00%, and .800% for base rate loans, Eurodollar rate loans and letter of credit fees, and commitment fees, respectively, when the Consolidated Leverage Ratio is greater than or equal to 3.75 to 1.0. See Liquidity and Capital Resources for further discussion.

We entered into a settlement agreement in the second quarter of 2013, which was a legal settlement related to our second quarter 2010 acquisition of cemeteries and funeral homes in Indiana, Michigan and Ohio and our fourth quarter 2011 acquisition of cemeteries and funeral homes in Tennessee, pursuant to which in the aggregate (i) $6.5 million was placed into pre-need cemetery and funeral trust/escrows and endowment care trusts, and (ii) $8.9 million, net of attorneys’ fees, expenses, and contractual obligations, was returned to us as partial repayment of funds advanced to trusts/escrows in Indiana, Michigan and Ohio at the time of the acquisitions.

Current Market Conditions and Economic Developments

The financial markets experienced fluctuations during 2012 but generally improved compared to 2011. This improvement continued as markets trended higher during the first half of 2013. As of June 30, 2013, the market value of the assets in our merchandise trusts exceeded their amortized cost by 2.5%, which is an improvement from December 31, 2012 when the market value of the assets exceeded their amortized cost by 0.2%. As of June 30, 2013, the market value of the assets in our perpetual care trusts exceeded their amortized cost by 10.2% which is an improvement from December 31, 2012 when the market value of the assets exceeded their amortized cost by 5.8%.

As of June 30, 2013, the majority of our long-term debt consisted of $175.0 million in Senior Notes due in 2021 and $91.0 million of borrowings on our Credit Facility which expires in 2017. As of June 30, 2013, we had an unused line of $49.0 million under our Credit Agreement. Further, on March 26, 2013, we raised capital via a follow-on public offering of our common units, representing a limited partnership interest in us.

The value of pre-need and at-need contracts written has continued to grow and the aggregate values of contracts written were $71.3 million and $135.2 million for the three and six months ended June 30, 2013 as compared to $66.1 million and $127.1 million during the same periods last year.

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

We have two primary debt covenants that are dependent upon our financial results, the consolidated leverage ratio and the consolidated debt service coverage ratio. The consolidated leverage ratio relates to the ratio of Consolidated Funded Indebtedness to Consolidated EBITDA. Our consolidated leverage ratio was 3.97 at June 30, 2013 compared to a maximum allowed ratio of 4.00. The consolidated debt service coverage ratio relates to the ratio of Consolidated EBITDA to Consolidated Debt Service. Our consolidated debt service coverage ratio was 3.22 at June 30, 2013 compared to a minimum allowed ratio of 2.50.

Segment Reporting and Related Information

The Company is organized into five distinct reportable segments which are classified as Cemetery Operations – Southeast, Cemetery Operations – Northeast, Cemetery Operations – West, Funeral Homes, and Corporate.

We chose this level of organization and disaggregation of reportable segments because a) each reportable segment has unique characteristics that set it apart from each other; b) we have organized our management personnel at these operational levels; and c) this is the level at which our chief decision makers and other senior management evaluate performance.

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

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Cemetery Segments

Cemetery Operations – Southeast

In the third quarter of 2012 we made four acquisitions in our Cemetery Operations – Southeast segment. Therefore, the results of operations for these properties have no impact on the three months ended June 30, 2012, but are included in the three months ended June 30, 2013. These acquisitions are contributing all of the revenue growth in this segment and absent these properties, our revenues for the three months ended June 30, 2013 would have declined approximately 2% compared to the same period last year. These acquisitions are also contributing approximately one-half of the increase in costs and expenses.

The table below compares the results of operations for our Cemetery Operations – Southeast for the three months ended June 30, 2013 to the same period last year:

	Three months ended June 30,
	2013	2012	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)

Total revenues	$33,241	$33,067	$174	0.5%
Total costs and expenses	25,118	23,732	1,386	5.8%

Operating profit	$8,123	$9,335	$(1,212)	-13.0%

Revenues

The increase in revenues was primarily related to an overall increase in the value of contracts written, with increases of $0.3 million in the value of pre-need contracts, $0.7 million in the value of at-need contracts, and $0.1 million in interest income. This total increase was offset by a decrease of $0.9 million in income from our trusts. Our investment results can vary from period to period based on a number of factors including realized income and the timing of the recognition of gains within the trusts.

Total costs and expenses

The net increase in costs and expenses was primarily related to:

•	A $0.4 million increase in cost of goods sold attributable to the corresponding increase in the value of contracts written.

•	A $0.2 million increase in selling expenses primarily attributable to an increase in commission related expenses.

•	A $0.3 million increase in cemetery expenses primarily due to increases of $0.1 million in each of the following: labor costs, repair and maintenance costs, and utility and fuel costs.

•	A $0.4 million increase in general and administrative expense primarily due to an increase of $0.1 million in insurance costs, with the remaining increase due to general office costs.

•	A $0.1 million increase in depreciation expense resulting from increases in property and equipment.

Cemetery Operations – Northeast

The table below compares the results of operations for our Cemetery Operations – Northeast for the three months ended June 30, 2013 to the same period last year:

	Three months ended June 30,
	2013	2012	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)

Total revenues	$15,478	$16,683	$(1,205)	-7.2%
Total costs and expenses	11,819	10,866	953	8.8%

Operating profit	$3,659	$5,817	$(2,158)	-37.1%

Revenues

The decrease in revenues was primarily caused by decreases in at-need revenues of $0.7 million and income from our trusts of $1.3 million, partially offset by an increase of $0.9 million in the value of pre-need contracts written. Our investment results can vary from period to period based on a number of factors including realized income and the timing of the recognition of gains within the trusts.

Total costs and expenses

The increase in costs and expenses was primarily related to:

•	A $0.6 million increase in cost of goods sold attributable to the increase in the value of contracts written.

•	A $0.1 million increase in selling expenses primarily due to increases in advertising costs.

•

A $0.1 million increase in cemetery expenses primarily attributable to $0.1 million increases in both labor and vehicle costs, partially offset by a $0.1 million decrease in repair and maintenance costs.

•	A $0.1 million increase in general and administrative expenses primarily due to a $0.1 million increase in insurance costs.

Cemetery Operations – West

In the second quarter of 2012 we made one acquisition in our Cemetery Operations – West segment. Therefore, the results of operations for the acquired property have less of an impact on the three months ended June 30, 2012 as compared to the three months ended June 30, 2013, and account for less than one-third of the increases in revenues and costs and expenses.

The table below compares the results of operations for our Cemetery Operations – West for the three months ended June 30, 2013 to the same period last year:

	Three months ended June 30,
	2013	2012	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)

Total revenues	$18,895	$17,665	$1,230	7.0%
Total costs and expenses	12,892	11,779	1,113	9.4%

Operating profit	$6,003	$5,886	$117	2.0%

Revenues

The increase in revenues was primarily related to an overall increase in the value of contracts written, with an increase of $1.9 million in the value of pre-need contracts and $0.2 million in the value of at-need contracts, offset by a decrease of $1.0 million in income from our trusts. Our investment results can vary from period to period based on a number of factors including realized income and the timing of the recognition of gains within the trusts.

Total costs and expenses

The increase in costs and expenses was primarily related to:

•	A $0.3 million increase in cost of goods sold attributable to the corresponding increase in the value of contracts written.

•	A $0.3 million increase in selling expense primarily attributable to an increase in commission and labor related expenses.

•	A $0.3 million increase in cemetery expenses primarily due to $0.2 million and $0.1 million increases in real estate taxes and repairs and maintenance costs, respectively.

•	A $0.2 million increase in general and administrative expenses primarily due to increases in insurance and other general office costs.

Funeral Home Segment

In 2012 and 2013 we acquired twenty three funeral homes. Of these acquisitions, 2 occurred during the second quarter of 2012, 14 occurred during the third quarter of 2012, 1 occurred during the fourth quarter of 2012 and 6 occurred during the first quarter of 2013. Therefore, the results of operations for these properties have a lesser or no impact on the three months ended June 30, 2012, but are included in the three months ended June 30, 2013. These additions are primarily responsible for the increase to revenues and costs and expenses for this segment.

The table below compares the results of operations for our Funeral Home segment for the three months ended June 30, 2013 to the same period last year:

	Three months ended June 30,
	2013	2012	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)

Total revenues	$11,983	$8,189	$3,794	46.3%
Total costs and expenses	10,247	7,206	3,041	42.2%

Operating profit	$1,736	$983	$753	76.6%

Revenues

The increase in revenues was primarily attributable to a $2.0 million increase in pre-need revenues, a $1.4 million increase in at-need revenues and a $0.4 million increase in other revenues.

Total costs and expenses

The increase in costs and expenses was primarily attributable to increases of $1.5 million in personnel expenses, $0.6 million in merchandise costs, $0.1 million in advertising, $0.3 million in facility related costs and $0.2 million in depreciation expense, with the remainder attributable to various increases in general and administrative and other expense categories.

Corporate Segment

The table below compares expenses incurred by the Corporate segment for the three months ended June 30, 2013 to the same period last year:

	Three months ended June 30,
	2013	2012	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)

Selling, cemetery and general and administrative expenses	$461	$431	$30	7.0%
Depreciation and amortization	360	440	(80)	-18.2%
Acquisition related costs, net of recoveries	(625)	782	(1,407)	-179.9%

Corporate expenses
Corporate personnel expenses	3,150	3,049	101	3.3%
Other corporate expenses	2,522	4,707	(2,185)	-46.4%

Total corporate overhead	5,672	7,756	(2,084)	-26.9%

Total corporate expenses	$5,868	$9,409	$(3,541)	-37.6%

Acquisition related costs will vary from period to period depending on the amount of acquisition activity that takes place. The decrease is primarily driven by a $1.3 million recovery of acquisition costs from a legal settlement received during the period. The decrease in total corporate overhead was primarily attributable to a decrease in professional fees including a recovery of legal fees of $1.7 million from a legal settlement.

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

The table below analyzes results of operations and the changes therein for the three months ended June 30, 2013 as compared to the same period last year. The table is structured so that our readers can determine whether changes were based upon changes in the level of merchandise and services and other revenues generated during each period and/ or changes in the timing of when merchandise and services were delivered:

	Three months ended			Three months ended
	June 30, 2013			June 30, 2012
	(in thousands)			(in thousands)
	Segment			Segment			Change in	Change in
	Results	GAAP	GAAP	Results	GAAP	GAAP	GAAP results	GAAP results
	(non-GAAP)	Adjustments	Results	(non-GAAP)	Adjustments	Results	($)	(%)
Revenues

Pre-need cemetery revenues	$36,796	$(12,961)	$23,835	$33,773	$(8,631)	$25,142	$(1,307)	-5.2%
At-need cemetery revenues	20,595	(1,570)	19,025	20,428	(850)	19,578	(553)	-2.8%
Investment income from trusts	7,403	(1,405)	5,998	10,542	(4,526)	6,016	(18)	-0.3%
Interest income	1,860	—	1,860	1,799	—	1,799	61	3.4%
Funeral home revenues	11,983	(1,307)	10,676	8,189	(334)	7,855	2,821	35.9%
Other cemetery revenues	960	68	1,028	873	245	1,118	(90)	-8.1%

Total revenues	79,597	(17,175)	62,422	75,604	(14,096)	61,508	914	1.5%

Costs and expenses

Cost of goods sold	10,145	(2,433)	7,712	8,788	(1,552)	7,236	476	6.6%
Cemetery expense	15,408	—	15,408	14,775	—	14,775	633	4.3%
Selling expense	15,497	(3,279)	12,218	14,778	(1,655)	13,123	(905)	-6.9%
General and administrative expense	7,898	—	7,898	7,195	—	7,195	703	9.8%
Corporate overhead	5,672	—	5,672	7,756	—	7,756	(2,084)	-26.9%
Depreciation and amortization	2,451	—	2,451	2,230	—	2,230	221	9.9%
Funeral home expense	9,498	(134)	9,364	6,688	(73)	6,615	2,749	41.6%
Acquisition related costs, net of recoveries	(625)	—	(625)	782	—	782	(1,407)	-179.9%

Total costs and expenses	65,944	(5,846)	60,098	62,992	(3,280)	59,712	386	0.6%

Operating profit	$13,653	$(11,329)	$2,324	$12,612	$(10,816)	$1,796	$528	29.4%

Revenues

Pre-need cemetery revenues were $23.8 million for the three months ended June 30, 2013, a decrease of $1.3 million, or 5.2%, as compared to $25.1 million during the same period last year. The decrease was primarily caused by an increase of $4.3 million in deferred revenue, which was offset by an increase of $3.0 million in the value of cemetery contracts written.

At-need cemetery revenues were $19.0 million for the three months ended June 30, 2013, a decrease of $0.6 million, or 2.8%, as compared to $19.6 million during the same period last year. The decrease was primarily caused by an increase of $0.7 million in deferred revenue, which was offset by an increase of $0.1 million in the value of cemetery contracts written.

Investment income from trusts was $6.0 million for the three months ended June 30, 2013 and 2012. On a segment basis, we had a decrease of $3.1 million related to a decrease in realized gains on our investments, which was offset by $3.1 million related to funds on which we met the requirements to allow us to recognize them as revenue.

Interest income on accounts receivable was $1.9 million for the three months ended June 30, 2013, an increase of $0.1 million, or 3.4%, as compared to $1.8 million during the same period last year.

Revenues for the Funeral Home segment were $10.7 million for the three months ended June 30, 2013, an increase of $2.8 million, or 35.9%, as compared to $7.9 million during the same period last year. The increase was primarily caused by an increase of $3.8 million in the value of contracts written which was offset by an increase of $1.0 million in deferred revenue. The increase in the value of contracts written was primarily attributable to our acquisition of twenty one funeral homes subsequent to the second quarter of 2012.

Other cemetery revenues were $1.0 million for the three months ended June 30, 2013, a decrease of $0.1 million, or 8.1%, as compared to $1.1 million during the same period last year.

Costs and Expenses

Cost of goods sold were $7.7 million for the three months ended June 30, 2013, an increase of $0.5 million, or 6.6%, as compared to $7.2 million during the same period last year. The ratio of cost of goods sold to pre-need and at-need cemetery revenues was 18.0% during the three months ended June 30, 2013 as compared to 16.2% during the same period last year. The change in the ratio primarily relates to changes in product mix.

Cemetery expenses were $15.4 million during the three months ended June 30, 2013, an increase of $0.6 million, or 4.3%, compared to $14.8 million during the same period last year. Within this category, there were increases of $0.1 million in labor costs, $0.1 million in repair and maintenance, $0.2 million in real estate taxes and $0.2 million in utility costs. Cemetery expenses relate to the current costs of managing and maintaining our cemetery properties. These costs are expensed as incurred and are not deferred. Accordingly, from a margin standpoint, the most effective gauge of measuring cemetery expenses is as a ratio of segment level pre-need and at-need cemetery revenues. Changes in this ratio give an indication of our ability to manage and control our operating costs relative to our overall cemetery operations. An increase in the ratio indicates that expense increases related to the operation and maintenance of our cemetery properties exceeded increases in the value of contracts written, while a decrease in the ratio indicates that expense growth did not exceed increases in the value of contracts written. In the short-term, this ratio can be positively or negatively impacted by our acquisitions, including such factors as how long it takes us to fully implement our pre-need sales programs and whether there are any unanticipated costs. Over the long-term, we would expect this ratio to slightly decline as many of the expenses in this category are fixed in nature. The ratio of cemetery expenses to segment level pre-need and at-need cemetery revenues was 26.8% during the three months ended June 30, 2013 as compared to 27.3% during the same period last year.

Selling expenses were $12.2 million during the three months ended June 30, 2013, a decrease of $0.9 million, or 6.9%, as compared to $13.1 million during the same period last year. The expense decrease was caused by an increase of $1.6 million in deferred selling expenses, offset by increases of $0.4 million in commission related expenses and $0.1 million in travel expenses, with the remaining increases in other general selling expenses. The ratio of selling expenses to cemetery revenues was 28.5% during the three months ended June 30, 2013 as compared to 29.3% during the same period last year. This ratio gives some indication of how effectively the money we invest in selling efforts is translating into sales. However, the majority of our selling expenses are directly related to sales commissions and bonuses, which would be directly related to changes in the value of pre-need and at-need contracts written. As a result, we would expect this ratio to remain fairly consistent.

General and administrative expenses were $7.9 million during the three months ended June 30, 2013, an increase of $0.7 million, or 9.8%, compared to $7.2 million during the same period last year. The majority of the increase was due to increases of $0.3 million in insurance and $0.3 million in labor costs. General and administrative expenses are expensed as incurred and are not deferred. Accordingly, from a margin standpoint, the most effective gauge of measuring general and administrative expenses is as a ratio of segment level pre-need and at-need cemetery revenues. Changes in this ratio give an indication of our ability to manage and control our general and administrative costs relative to our overall cemetery operations. An increase in the ratio indicates that general and administrative percentage expense increases related to our cemetery properties exceeded percent increases in the value of contracts written, while a decrease in the ratio indicates that expense growth on a percentage basis did not exceed percentage increases in the value of contracts written. In the short-term, this ratio can be positively or negatively impacted by our acquisitions, including such factors as how long it takes us to fully implement our pre-need sales programs and whether there are any unanticipated costs. Over the long-term, we would expect this ratio to slightly decrease as many of the expenses in this category are fixed in nature. The ratio of general and administrative expenses to segment level pre-need and at-need cemetery revenues was 13.8% during the three months ended June 30, 2013 as compared to 13.3% during the same period last year.

Total corporate overhead was $5.7 million for the three months ended June 30, 2013, a decrease of $2.1 million, or 26.9% compared to $7.8 million during the same period last year. The decrease was primarily attributable to a decrease in professional fees primarily related to a recovery of legal fees of $1.7 million from a legal settlement.

Depreciation and amortization was $2.5 million during the three months ended June 30, 2013, an increase of $0.3 million, or 9.9%, as compared to $2.2 million during the same period last year. The increase was primarily due to additional depreciation and amortization from our recent acquisitions.

Funeral home expenses were $9.4 million for the three months ended June 30, 2013, an increase of $2.8 million, or 41.6%, compared to $6.6 million during the same period last year. The increase was primarily driven by our most recent acquisitions and was mostly attributable to segment level increases of $1.5 million in personnel expenses, $0.6 million in merchandise costs, $0.1 million in advertising, and $0.3 million in facility related costs, with the remainder attributable to various increases in general and administrative and other expense categories.

Due to a legal settlement during the period, acquisition related costs resulted in a net recovery of $0.6 million for the three months ended June 30, 2013, a decrease of $1.4 million, or 179.9%, as compared to an expense of $0.8 million during the same period last year. These costs will vary from period to period depending on the amount of acquisition activity that takes place.

Non-segment Allocated Results

Certain income statement amounts are not allocated to segment operations. These amounts are those line items that can be found on our income statement below operating profit and above net loss.

The table below summarizes these items and the changes between the three months ended June 30, 2013 and 2012:

	Three months ended June 30,
	2013	2012	Change ($)	Change (%)
	(in thousands)

Gain (loss) on termination of operating agreement	$—	$(83)	$83	-100.0%
Gain on settlement agreement, net	11,349	—	11,349	100.0%
Gain on acquisition	—	122	(122)	-100.0%
Loss on early extinguishment of debt	21,595	—	21,595	100.0%
Gain on sale of other assets	155	—	155	100.0%
Interest expense	5,132	4,870	262	5.4%
Income tax benefit	$(1,090)	$(866)	$(224)	25.9%

During the three months ended June 30, 2012, as new information became available, we recorded an adjustment to reduce the gain previously recognized on the termination of an operating agreement that occurred in the first quarter of 2012. Refer to Note 13 of our unaudited condensed consolidated financial statements in Item 1 of Form 10-Q for a more detailed discussion.

During the second quarter of 2013 certain proceeds received from a legal settlement were recorded as a gain on settlement agreement on the unaudited condensed consolidated statement of operations, resulting in a total gain on settlement of $11.3 million.

The gain on acquisition recorded during the three months ended June 30, 2012 relates to one of our second quarter 2012 acquisitions.

The early extinguishment of debt charge of $21.6 million relates to the tender premium of $14.9 million we paid in connection with the early repayment of $150.0 million of our 10.25% Senior Notes due 2017 and the write-off of $6.7 million of unamortized fees and discounts related to those notes.

Interest expense has increased during the three months ended June 30, 2013 as compared to the same period last year. This increase is primarily caused by increased borrowings on our Credit Facility. Average amounts outstanding under our Credit Facility were $86.3 million and $61.5 million during the three months ended June 30, 2013 and 2012, respectively.

We had an income tax benefit of $1.1 million for the three months ended June 30, 2013, as compared to 0.9 million during the same period last year. Our effective tax rate differs from our statutory tax rate primarily because our legal entity structure includes different tax filing entities, including a significant number of partnerships that are not subject to paying tax.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Cemetery Operations – Southeast

In the third quarter of 2012 we made four acquisitions in our Cemetery Operations – Southeast segment. Therefore, the results of operations for these properties have no impact on the six months ended June 30, 2012, but are included in the six months ended June 30, 2013. These additions are contributing approximately two-thirds of the increases in revenues and costs and expenses for this segment.

The table below compares the results of operations for our Cemetery Operations – Southeast for the six months ended June 30, 2013 to the same period last year:

	Six months ended June 30,
	2013	2012	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)

Total revenues	$66,217	$63,475	$2,742	4.3%
Total costs and expenses	47,191	44,912	2,279	5.1%

Operating profit	$19,026	$18,563	$463	2.5%

Revenues

The increase in revenues was related to an overall increase in the value of contracts written, with increases of $1.3 million in the value of at-need contracts and $1.0 million in the value of pre-need contracts. We also had an increase of $0.3 million in income from our trusts.

Total costs and expenses

The increase in costs and expenses was primarily related to:

•	A $0.5 million increase in cost of goods sold attributable to the corresponding increase in the value of contracts written.

•	A $0.4 million increase in selling expenses primarily attributable to increases in commission related expenses.

•	A $0.5 million increase in cemetery expenses primarily due to increases of $0.2 million in both labor costs and repair and maintenance costs and an increase of $0.1 million in utility and fuel costs.

•

An $0.8 million increase in general and administrative expense due to increases of $0.2 million in personnel expenses, $0.1 million in professional fees and $0.1 million in insurance, with the remaining increase due to general office costs.

•	A $0.1 million increase in depreciation expense resulting from increases in property and equipment.

Cemetery Operations – Northeast

The table below compares the results of operations for our Cemetery Operations – Northeast for the six months ended June 30, 2013 to the same period last year:

	Six months ended June 30,
	2013	2012	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)

Total revenues	$31,006	$31,716	$(710)	-2.2%
Total costs and expenses	21,884	20,491	1,393	6.8%

Operating profit	$9,122	$11,225	$(2,103)	-18.7%

Revenues

The decrease in revenues can be disaggregated into an increase of $1.4 million in the value of pre-need contracts, offset wholly by decreases of $0.5 million in the value of at-need contracts written, $1.5 million in income from our trusts and $0.1 million of interest income. Our investment results can vary from period to period based on a number of factors including realized income and the timing of the recognition of gains within the trusts.

Total costs and expenses

The increase in costs and expenses was primarily related to:

•	An $0.8 million increase in cost of goods sold attributable to the increase in the value of contracts written.

•	A $0.1 million increase in selling expenses primarily due to increases in advertising costs.

•	A $0.2 million increase in cemetery expenses primarily attributable to increases in labor costs.

•	A $0.2 million increase in general and administrative expenses primarily due to $0.1 million increases in both insurance costs and personnel costs.

Cemetery Operations – West

Effective March 31, 2012, we terminated our operating agreement with the Archdiocese of Detroit. Therefore, the results of operations for these properties are only included in the six months ended June 30, 2012 up to that point and have no impact on the six months ended June 30, 2013. The removal of these properties from our results of operations resulted in a $1.8 million decrease in revenues and a $1.6 million decrease in costs and expenses period over period.

Further, in the second quarter of 2012 we made one acquisition in our Cemetery Operations – West segment. Therefore, the results of operations for the acquired property have less of an impact on the six months ended June 30, 2012 as compared to the six months ended June 30, 2013, accounting for approximately one-third of the increase in revenues and slightly more than the entire increase in costs and expenses.

The table below compares the results of operations for our Cemetery Operations – West for the six months ended June 30, 2013 to the same period last year:

	Six months ended June 30,
	2013	2012	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)

Total revenues	$37,785	$35,218	$2,567	7.3%
Total costs and expenses	23,627	23,284	343	1.5%

Operating profit	$14,158	$11,934	$2,224	18.6%

Revenues

The increase in revenues was driven by additional revenue from the aforementioned acquisition and an increase in the value of contracts written, offset partially by the aforementioned contract termination. There was an increase of $1.7 million in the value of pre-need contracts written and an increase of $1.2 million in income from our trusts, offset by a decrease of $0.3 million in the value of at-need contracts written. Our investment results can vary from period to period based on a number of factors including realized income and the timing of the recognition of gains within the trusts.

Total costs and expenses

The increase in costs and expenses was primarily related to:

•	A $0.2 million increase in cost of goods sold attributable to the corresponding increase in the value of contracts written.

•	A $0.1 million increase in selling expenses primarily due to increases in commission and personnel related costs.

•

A $0.1 million decrease in cemetery expenses primarily due to a decrease of $0.6 million in labor costs, offset by an increase of $0.3 million in repairs and maintenance and an increase of $0.2 in real estate tax costs.

•	A $0.2 million increase in general and administrative expenses primarily due to an increase in general office costs.

•	A $0.1 million decrease in depreciation.

Funeral Home Segment

In 2012 and 2013 we acquired twenty three funeral homes. Of these acquisitions, 2 occurred during the second quarter of 2012, 14 occurred during the third quarter of 2012, 1 occurred during the fourth quarter of 2012 and 6 occurred during the first quarter of 2013. Therefore, the results of operations for these properties have a lesser or no impact on the six months ended June 30, 2012, but are included in the six months ended June 30, 2013. These additions are primarily responsible for the increase to revenues and costs and expenses for this segment.

The table below compares the results of operations for our Funeral Home segment for the six months ended June 30, 2013 to the same period last year:

	Six months ended June 30,
	2013	2012	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)

Total revenues	$24,810	$17,462	$7,348	42.1%
Total costs and expenses	19,830	14,625	5,205	35.6%

Operating profit	$4,980	$2,837	$2,143	75.5%

Revenues

The increase in revenues was primarily attributable to a $2.7 million increase in at-need revenues, a $4.0 million increase in pre-need revenues and a $0.6 million increase in other revenues.

Total costs and expenses

The increase in costs and expenses was primarily attributable to increases of $2.6 million in personnel expenses, $0.5 million in facility costs, $0.8 million in merchandise costs, $0.4 million in advertising and $0.3 million in depreciation, with the remainder attributable to increases in other general expense categories.

Corporate Segment

The table below compares expenses incurred by the Corporate segment for the six months ended June 30, 2013 to the same period last year:

	Six months ended June 30,
	2013	2012	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)

Selling, cemetery and general and administrative expenses	$833	$899	$(66)	-7.3%
Depreciation and amortization	740	822	(82)	-10.0%
Acquisition related costs, net of recoveries	658	1,113	(455)	-40.9%

Corporate expenses
Corporate personnel expenses	7,454	6,197	1,257	20.3%
Other corporate expenses	6,206	8,162	(1,956)	-24.0%

Total corporate overhead	13,660	14,359	(699)	-4.9%

Total corporate expenses	$15,891	$17,193	$(1,302)	-7.6%

Acquisition related costs will vary from period to period depending on the amount of acquisition activity that takes place. The decrease in total corporate overhead was primarily attributable to a decrease in professional fees primarily related to a recovery of legal fees of $1.7 million from a legal settlement and a decrease in advertising costs of $0.3 million, offset by a $1.3 million increase in personnel expenses.

Reconciliation of Segment Results of Operations to Consolidated Results of Operations

As discussed in the segment sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, cemetery revenues and their associated costs as reported at the segment level are not deferred until such time that we satisfy the delivery criteria for revenue recognition.

The table below analyzes results of operations and the changes therein for the six months ended June 30, 2013 as compared to the same period last year. The table is structured so that our readers can determine whether changes were based upon changes in the level of merchandise and services and other revenues generated during each period and/ or changes in the timing of when merchandise and services were delivered:

	Six months ended			Six months ended
	June 30, 2013			June 30, 2012
	(in thousands)			(in thousands)
	Segment			Segment			Change in	Change in
	Results	GAAP	GAAP	Results	GAAP	GAAP	GAAP results	GAAP results
	(non-GAAP)	Adjustments	Results	(non-GAAP)	Adjustments	Results	($)	(%)
Revenues

Pre-need cemetery revenues	$67,739	$(22,390)	$45,349	$63,615	$(15,726)	$47,889	$(2,540)	-5.3%
At-need cemetery revenues	41,337	(2,934)	38,403	40,860	(1,978)	38,882	(479)	-1.2%
Investment income from trusts	20,505	(9,878)	10,627	20,405	(8,909)	11,496	(869)	-7.6%
Interest income	3,725	—	3,725	3,737	—	3,737	(12)	-0.3%
Funeral home revenues	24,810	(2,716)	22,094	17,462	(670)	16,792	5,302	31.6%
Other cemetery revenues	1,702	134	1,836	1,792	507	2,299	(463)	-20.1%

Total revenues	159,818	(37,784)	122,034	147,871	(26,776)	121,095	939	0.8%

Costs and expenses

Cost of goods sold	17,898	(3,896)	14,002	16,419	(2,763)	13,656	346	2.5%
Cemetery expense	28,193	—	28,193	27,567	—	27,567	626	2.3%
Selling expense	29,332	(5,890)	23,442	28,612	(3,702)	24,910	(1,468)	-5.9%
General and administrative expense	15,480	—	15,480	14,388	—	14,388	1,092	7.6%
Corporate overhead	13,660	—	13,660	14,359	—	14,359	(699)	-4.9%
Depreciation and amortization	4,781	—	4,781	4,560	—	4,560	221	4.8%
Funeral home expense	18,421	(321)	18,100	13,487	(116)	13,371	4,729	35.4%
Acquisition related costs, net of recoveries	658	—	658	1,113	—	1,113	(455)	-40.9%

Total costs and expenses	128,423	(10,107)	118,316	120,505	(6,581)	113,924	4,392	3.9%

Operating profit	$31,395	$(27,677)	$3,718	$27,366	$(20,195)	$7,171	$(3,453)	-48.2%

Revenues

Pre-need cemetery revenues were $45.3 million for the six months ended June 30, 2013, a decrease of $2.6 million, or 5.3%, as compared to $47.9 million during the same period last year. The decrease was primarily caused by an increase of $6.7 million in deferred revenue, which was offset by an increase of $4.1 million in the value of cemetery contracts written.

At-need cemetery revenues were $38.4 million for the six months ended June 30, 2013, a decrease of $0.5 million, or 1.2%, as compared to $38.9 million during the same period last year. The decrease was primarily caused by an increase of $1.0 million in deferred revenue, which was offset by an increase of $0.5 million in the value of cemetery contracts written.

Investment income from trusts was $10.6 million for the six months ended June 30, 2013, a decrease of $0.9 million, or 7.6%, as compared to $11.5 million during the same period last year. On a segment basis, we had an increase of $0.1 million, which was offset by an adjustment of $1.0 million related to funds for which we have not met the requirements that would allow us to recognize them as revenue.

Interest income on accounts receivable was $3.7 million for the six months ended June 30, 2013 and 2012.

Revenues for the Funeral Home segment were $22.1 million for the six months ended June 30, 2013, an increase of $5.3 million, or 31.6%, compared to $16.8 million during the same period last year. The increase was driven by the 23 funeral homes we acquired in 2012 and 2013.

Other cemetery revenues were $1.8 million for the six months ended June 30, 2013, as compared to $2.3 million during the same period last year.

Costs and Expenses

Cost of goods sold were $14.0 million for the six months ended June 30, 2013, an increase of $0.3 million, or 2.5%, as compared to $13.7 million during the same period last year. The ratio of cost of goods sold to pre-need and at-need cemetery revenues was 16.7% during the six months ended June 30, 2013 as compared to 15.7% during the same period last year. The change in the ratio primarily relates to changes in product mix.

Cemetery expenses were $28.2 million during the six months ended June 30, 2013, an increase of $0.6 million, or 2.3%, compared to $27.6 million during the same period last year. Within this category, there were increases of $0.4 million in repair and maintenance, $0.2 million in real estate taxes, and $0.1 million in utility costs offset by a decrease of $0.2 million in labor costs, with the remaining increase in general cemetery overhead costs. Cemetery expenses relate to the current costs of managing and maintaining our cemetery properties. These costs are expensed as incurred and are not deferred. Accordingly, from a margin standpoint, the most effective gauge of measuring cemetery expenses is as a ratio of segment level pre-need and at-need cemetery revenues. Changes in this ratio give an indication of our ability to manage and control our operating costs relative to our overall cemetery operations. An increase in the ratio indicates that expense increases related to the operation and maintenance of our cemetery properties exceeded increases in the value of contracts written, while a decrease in the ratio indicates that expense growth did not exceed increases in the value of contracts written. In the short-term, this ratio can be positively or negatively impacted by our acquisitions, including such factors as how long it takes us to fully implement our pre-need sales programs and whether there are any unanticipated costs. Over the long-term, we would expect this ratio to slightly decline as many of the expenses in this category are fixed in nature. The ratio of cemetery expenses to segment level pre-need and at-need cemetery revenues was 25.8% during the six months ended June 30, 2013 as compared to 26.4% during the same period last year.

Selling expenses were $23.4 million during the six months ended June 30, 2013, a decrease of $1.5 million, or 5.9%, as compared to $24.9 million during the same period last year. The overall expense decrease was caused by an increase in deferred selling expenses of $2.2 million, offset by increases of $0.4 million in commission related expenses and $0.2 million in travel expenses, with the remaining increases in other general selling expenses. The ratio of selling expenses to cemetery revenues was 28.0% during the six months ended June 30, 2013 as compared to 28.7% during the same period last year. This ratio gives some indication of how effectively the money we invest in selling efforts is translating into sales. However, the majority of our selling expenses are directly related to sales commissions and bonuses, which would be directly related to changes in the value of pre-need and at-need contracts written. As a result, we would expect this ratio to remain fairly consistent.

General and administrative expenses were $15.5 million during the six months ended June 30, 2013, an increase of $1.1 million, or 7.6%, compared to $14.4 million during the same period last year. The majority of the increase was due to increases of $0.3 million in both labor costs and insurance costs, and $0.1 million in professional fees, with the remaining due to general office costs. General and administrative expenses are expensed as incurred and are not deferred. Accordingly, from a margin standpoint, the most effective gauge of measuring general and administrative expenses is as a ratio of segment level pre-need and at-need cemetery revenues. Changes in this ratio give an indication of our ability to manage and control our general and administrative costs relative to our overall cemetery operations. An increase in the ratio indicates that general and administrative percentage expense increases related to our cemetery properties exceeded percent increases in the value of contracts written, while a decrease in the ratio indicates that expense growth on a percentage basis did not exceed percentage increases in the value of contracts written. In the short-term, this ratio can be positively or negatively impacted by our acquisitions, including such factors as how long it takes us to fully implement our pre-need sales programs and whether there are any unanticipated costs. Over the long-term, we would expect this ratio to slightly decrease as many of the expenses in this category are fixed in nature. The ratio of general and administrative expenses to segment level pre-need and at-need cemetery revenues was 14.2% during the six months ended June 30, 2013 as compared to 13.8% during the same period last year.

Total corporate overhead was $13.7 million for the six months ended June 30, 2013, a decrease of $0.7 million, or 4.9% compared to $14.4 million during the same period last year. The decrease in total corporate overhead was primarily attributable to a decrease in professional fees primarily related to a recovery of legal fees of $1.7 million from a legal settlement and a decrease in advertising costs of $0.3 million, offset by a $1.3 million increase in personnel expenses.

Depreciation and amortization was $4.8 million during the six months ended June 30, 2013, an increase of $0.2 million, or 4.8%, as compared to $4.6 million during the same period last year. The increase was primarily due to additional depreciation and amortization from our recent acquisitions.

Funeral home expenses were $18.1 million for the six months ended June 30, 2013, an increase of $4.7 million, or 35.4%, compared to $13.4 million during the same period last year. The increase was primarily driven by our most recent acquisitions and was primarily attributable to segment level increases of $2.6 million in personnel expenses, $0.5 million in facility costs, $0.8 million in merchandise costs and $0.4 million in advertising, with the remainder attributable to increases in other general expense categories.

Acquisition related costs were $0.7 million for the six months ended June 30, 2013, a decrease of $0.4 million, or 40.9%, as compared to $1.1 million during the same period last year, primarily due to a legal settlement which resulted in a recovery of legal fees. These costs will vary from period to period depending on the amount of acquisition activity that takes place.

Non-segment Allocated Results

As previously mentioned, certain income statement amounts are not allocated to segment operations. These amounts are those line items that can be found on our income statement below operating profit and above net loss.

The table below summarizes these items and the changes between the six months ended June 30, 2013 and 2012:

	Six months ended June 30,
	2013	2012	Change ($)	Change (%)
	(in thousands)

Gain (loss) on termination of operating agreement	$—	$1,737	$(1,737)	-100.0%
Gain on settlement agreement, net	12,261	—	12,261	100.0%
Gain on acquisition	—	122	(122)	-100.0%
Loss on early extinguishment of debt	21,595	—	21,595	100.0%
Gain on sale of other assets	155	—	155	100.0%
Interest expense	10,595	9,836	759	7.7%
Income tax benefit	$(2,047)	$(667)	$(1,380)	206.9%

During the six months ended June 30, 2012, we recognized a gain of $1.7 million related to the termination of an operating agreement. Refer to Note 13 of our unaudited condensed consolidated financial statements in Item 1 of Form 10-Q for a more detailed discussion.

During the six months ended June 30, 2013 certain proceeds received from a legal settlement were recorded as a gain on settlement agreement on the unaudited condensed consolidated statement of operations, resulting in a total gain on settlement of $12.3 million.

The gain on acquisition recorded during the six months ended June 30, 2012 relates to one of our second quarter 2012 acquisitions.

The early extinguishment of debt charge of $21.6 million relates to the tender premium of $14.9 million we paid in connection with the early repayment of $150.0 million of our 10.25% Senior Notes due 2017 and the write-off of $6.7 million of unamortized fees and discounts related to those notes.

Interest expense has increased during the six months ended June 30, 2013 as compared to the same period last year. This increase is primarily caused by increased borrowings on our Credit Facility. Average amounts outstanding under our Credit Facility were $97.7 million and $54.7 million during the six months ended June 30, 2013 and 2012, respectively.

We had an income tax benefit of $2.0 million for the six months ended June 30, 2013, as compared to $0.7 million during the same period last year. Our effective tax rate differs from our statutory tax rate primarily because our legal entity structure includes different tax filing entities, including a significant number of partnerships that are not subject to paying tax.

Supplemental Data

The following table presents supplemental operating data for the periods presented:

	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012

Operating Data:
Interments performed	11,325	11,127	23,444	22,928

Interment rights sold (1):
Lots	8,228	7,627	13,987	13,857
Mausoleum crypts (including pre-construction)	596	624	1,052	1,201
Niches	271	245	558	519

Net interment rights sold (1)	9,095	8,496	15,597	15,577

Number of contracts written	27,047	25,834	51,541	50,240
Aggregate contract amount, in thousands (excluding interest)	$71,327	$66,070	$135,151	$127,094
Average amount per contract (excluding interest)	$2,637	$2,557	$2,622	$2,530

Number of pre-need contracts written	13,777	12,930	25,719	24,516
Aggregate pre-need contract amount, in thousands (excluding interest)	$48,538	$43,292	$89,837	$81,978
Average amount per pre-need contract (excluding interest)	$3,523	$3,348	$3,493	$3,344

Number of at-need contracts written	13,270	12,904	25,822	25,724
Aggregate at-need contract amount, in thousands (excluding interest)	$22,789	$22,778	$45,314	$45,116
Average amount per at-need contract (excluding interest)	$1,717	$1,765	$1,755	$1,754

(1)	Net of cancellations. Sales of double-depth burial lots are counted as two sales.

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

Long-term Debt

7.875% Senior Notes due 2021

On May 28, 2013, the Company and Cornerstone Family Services of West Virginia Subsidiary, Inc., a subsidiary of the Company (collectively, the “Issuers”), issued $175.0 million aggregate principal amount of 7.875% Senior Notes due 2021 (the “Senior Notes”). The Issuers pay 7.875% interest per annum on the principal amount of the Senior Notes, payable in cash semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2013. The Notes mature on June 1, 2021.

The proceeds from the offering were used to retire our 10.25% Senior Notes due 2017 and the remaining proceeds were used to for general corporate purposes. The Senior Notes were issued at 97.832% of par resulting in gross proceeds of $171.2 million with an original issue discount of approximately $3.8 million. The Company incurred debt issuance costs and fees of approximately $4.2 million. These costs and fees are deferred and will be amortized over the life of these notes.

On May 28, 2013, the Issuers, certain subsidiaries of the Company (“Guarantors”), and Wilmington Trust, National Association (the “Trustee”) entered into an indenture (the “Indenture”) governing the Senior Notes.

The Senior Notes are senior unsecured obligations of the Issuers, which are jointly and severally guaranteed (the “Note Guarantees”) by each subsidiary of the Company other than Cornerstone Co., that the Company has caused or will cause to become a Guarantor pursuant to the terms of the Indenture (each, a “Restricted Subsidiary”).

At any time on or after June 1, 2016, the Issuers, at their option, may redeem the Senior Notes, in whole or in part, at the redemption prices (expressed as percentages of the principal amount) set forth below, together with accrued and unpaid interest, if any, to the redemption date, if redeemed during the 12-month period beginning June 1 of the years indicated:

Year	Percentage
2016	105.906%
2017	103.938%
2018	101.969%
2019 and thereafter	100.000%

At any time prior to June 1, 2016, the Issuers may, on one or more occasions, redeem all or any portion of the Senior Notes, upon not less than 30 nor more than 60 days’ notice, at a redemption price equal to 100% of the principal amount of the Senior Notes redeemed, plus the Applicable Premium (as defined in the Indenture) as of the redemption date, including accrued and unpaid interest to the redemption date.

In addition, at any time prior to June 1, 2016, the Issuers, at their option, may redeem up to 35% of the aggregate principal amount of the Senior Notes issued under the Indenture with the net cash proceeds of certain equity offerings of the Company described in the Indenture at a redemption price equal to 107.875% of the principal amount of the Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to the redemption date provided, however, that (i) at least 65% of the aggregate principal amount of the Senior Notes issued under the Indenture remain outstanding immediately after the occurrence of such redemption and (ii) the redemption occurs within 180 days of the closing date of such offering.

Subject to certain exceptions, upon the occurrence of a Change of Control (as defined in the Indenture), each holder of Senior Notes will have the right to require the Issuers to purchase that holder’s Senior Notes for a cash price equal to 101% of the principal amounts to be purchased, plus accrued and unpaid interest to the date of purchase.

The Indenture requires the Issuers and/or the Guarantors, as applicable, to comply with various covenants including, but not limited to, covenants that, subject to certain exceptions, limit the Company’s and its Restricted Subsidiaries’ ability to (i) incur additional indebtedness; (ii) make certain dividends, distributions, redemptions or investments; (iii) enter into certain transactions with affiliates; (iv) create, incur, assume or permit to exist certain liens against their assets; (v) make certain sales of their assets; and (vi) engage in certain mergers, consolidations or sales of all or substantially all of their assets. As of June 30, 2013, the Company was in compliance with all applicable financial covenants.

Events of default under the Indenture that could, subject to certain conditions, cause all amounts owing under the Senior Notes to become immediately due and payable include, but are not limited to, the following:

•	failure by the Issuers to pay interest on any of the Senior Notes when it becomes due and the continuance of any such failure for 30 days;

•	failure by the Issuers to pay the principal on any of the Senior Notes when it becomes due and payable, whether at stated maturity, upon redemption, upon purchase, upon acceleration or otherwise;

•

the Issuers’ failure to comply with the agreements and covenants relating to limitations on entering into certain mergers, consolidations or sales of all or substantially all of their assets or in respect of their obligations to purchase the Senior Notes in connection with a Change of Control;

•

failure by the Issuers to comply with any other agreement or covenant in the Indenture and the continuance of this failure for 60 days after notice of the failure has been given to the Company by the Trustee or holders of at least 25% of the aggregate principal amount of the Senior Notes then outstanding;

•

failure by the Company to comply with its covenant to deliver certain reports and the continuance of such failure to comply for a period of 120 days after written notice thereof has been given to the Company by the Trustee or by the holders of at least 25% in aggregate principal amount of the Senior Notes then outstanding;

•

certain defaults under mortgages, indentures or other instruments or agreements under which there may be issued or by which there may be secured or evidenced indebtedness of the Company or any Restricted Subsidiary, whether such indebtedness now exists or is incurred after the date of the Indenture;

•

certain judgments or orders that exceed $10.0 million in the aggregate for the payment of money have been entered by a court of competent jurisdiction against the Company or any Restricted Subsidiary and such judgments have not been satisfied, stayed, annulled or rescinded within 60 days of being entered;

•	certain events of bankruptcy of the Company, StoneMor GP LLC, the general partner of the Company (the “General Partner”), or any Significant Subsidiary (as defined in the Indenture); or

•

other than in accordance with the terms of the Note Guarantee and the Indenture, the Note Guarantee of any Significant Subsidiary ceasing to be in full force and effect, being declared null and void and unenforceable, found to be invalid or any Guarantor denying its liability under its Note Guarantee.

In connection with the sale of the Senior Notes, the Issuers, the Guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the initial purchasers of the Senior Notes, entered into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which the Issuers and the Guarantors agreed, for the benefit of the holders of the Senior Notes, to use their commercially reasonable efforts to file a registration statement with the SEC with respect to a registered offer to exchange the Senior Notes for new “exchange” notes having terms substantially identical in all material respects to the Senior Notes, with certain exceptions (the “Exchange Offer”). If the Senior Notes are not freely tradable by persons other than affiliates pursuant to Rule 144 under the Securities Act on or before the 366th day after the issuance of the Senior Notes (the “Exchange Date”), the Issuers and the Guarantors agreed to use their commercially reasonable efforts (i) to consummate such Exchange Offer on or before the Exchange Date, and (ii) upon the occurrence of certain events described in the Registration Rights Agreement which result in the inability to consummate the Exchange Offer, to cause a shelf registration statement covering resales of the Senior Notes to be declared effective. The Issuers are required to pay additional interest to the holders of the Senior Notes under certain circumstances if they fail to comply with their obligations under the Registration Rights Agreement.

10.25% Senior Notes due 2017

Prior to their retirement in the second quarter of 2013, we had outstanding a $150.0 million aggregate principal amount of 10.25% Senior Notes due 2017 (the “Prior Senior Notes”), with an original issue discount of approximately $4.0 million. We paid 10.25% interest per annum on the principal amount of the Prior Senior Notes, payable in cash semi-annually in arrears on June 1 and December 1 of each year. The Prior Senior Notes were due to mature on December 1, 2017. In the second quarter of 2013, we retired the notes using the proceeds from the Senior Notes offering described above.

StoneMor Operating LLC (the “Operating Company”), Cornerstone Co. and Osiris Holding of Maryland Subsidiary, Inc. (“Osiris Co.”, and together with the Operating Company and Cornerstone Co., the “2017 Notes Issuers”), each of which is a subsidiary of the Company, conducted a cash tender offer and consent solicitation to purchase any and all of their outstanding $150 million aggregate principal amount of the Prior Senior Notes and to obtain consents to amendments to the 2009 Indenture. In connection with the expiration of the consent solicitation, on May 24, 2013, 2017 Notes Issuers, the Company, the other Guarantors named therein and the trustee, entered into the Supplemental Indenture to the Indenture dated as of November 24, 2009 (the “2009 Indenture”) governing the Prior Senior Notes. The Supplemental Indenture amended the 2009 Indenture to shorten to three business days the minimum notice period for optional redemptions and eliminated substantially all of the restrictive covenants and certain events of default contained in the 2009 Indenture.

On June 14, 2013, the remaining Prior Senior Notes were redeemed, pursuant to redemption provisions set forth in the 2009 Indenture, at a price of 100% of the principal amount of the Prior Senior Notes, plus the Applicable Premium (as defined in the 2009 Indenture) equal to 9.554%, together with accrued and unpaid interest to, but not including, June 14, 2013. The 2009 Indenture was satisfied and discharged in accordance with its terms, effective the Redemption Date.

We made a tender offer to repurchase the Prior Senior Notes and paid $14.9 million to retire the Prior Senior Notes inclusive of the tender premium and accrued interest through December 1, 2013, the first redemption date for the Prior Senior Notes. In addition, the Company incurred expenses of $6.7 million related to the refinancing event inclusive of $2.6 million of unamortized original issue discount and $4.1 million of unamortized capitalized debt issue costs related to the Prior Senior Notes.

Credit Facility

On January 19, 2012, we entered into the Third Amended and Restated Credit Agreement (the “Credit Agreement”). The terms of the Credit Agreement are substantially the same as the terms of the previous agreement. Capitalized terms which are not defined in the following description shall have the meaning assigned to such terms in the Credit Agreement.

On February 19, 2013, we entered into the First Amendment to the Credit Agreement, which increased the total availability under the Revolving Credit Facility by $10.0 million to $140.0 million of which $91.0 million was outstanding at June 30, 2013. The Credit Facility may be used to finance working capital requirements, Permitted Acquisitions and Capital Expenditures. The maturity date of the Credit Facility is January 19, 2017.

On May 8, 2013, we entered into the Second Amendment to the Credit Agreement, which allowed us to incur additional indebtedness to be evidenced by the 2021 Senior Notes, to enter into the related indenture and to use the proceeds of the Senior Notes offering, in part, to fund the retirement of the Prior Senior Notes.

On June 18, 2013, we entered into the Third Amendment to the Credit Agreement, which increased our Consolidated Leverage Ratio to 4.00 through December 31, 2013, 3.875 at March 31, 2014, and 3.750 thereafter. The amendment also increased the ranges of the Applicable Rates to 3.00%, 4.00%, and .800% for Base Rate Loans, Eurodollar Rate Loans and Letter of Credit Fees, and Commitment Fees, respectively, when the Consolidated Leverage Ratio is greater than or equal to 3.75 to 1.0. The amendment also increased the amount of aggregate consideration that we may pay for a Permitted Acquisition after March 31, 2014, without Required Lender approval, to $10.0 million on an individual basis and $50.0 million when aggregated with the total Aggregate Consideration paid by or on behalf of us for all other Permitted Acquisitions which closed within the immediately preceding 365 days.

The Third Amendment added a defined term for Significant Permitted Acquisition Transaction to describe a Permitted Acquisition in which the Aggregate Consideration exceeds $35.0 million when aggregated with the total Aggregate Consideration for all other Permitted Acquisitions which closed within the immediately preceding 180 days. In the case of a Significant Permitted Acquisition Transaction, the Third Amendment permits the Borrowers, subject to certain limitations, to temporarily increase the Consolidated Leverage Ratio to 4.00 to 1.0 for one or more the four immediately succeeding covenant measurement periods. In addition, the Third Amendment includes certain conforming changes to reflect the issuance of the Senior Notes.

At June 30, 2013, amounts outstanding under the Credit Facility bore interest at rates between 3.5% and 4.0%. Amounts borrowed may be either Base Rate Loans or Eurodollar Rate Loans and amounts repaid or prepaid during the term may be reborrowed. Depending on the type of loan, borrowings bear interest at the Base Rate or Eurodollar Rate, plus applicable margins ranging from 1.25% to 3.00% and 2.25% to 4.00%, respectively, depending on our Consolidated Leverage Ratio. The Base Rate is the highest of the Prime Rate, the Federal Funds Rate plus 0.50%, or the Eurodollar Rate plus 1.0%. The Eurodollar rate is the British Bankers Association LIBOR Rate. Amounts outstanding under the Credit Facility approximate their fair value.

The Credit Agreement requires us to pay an unused Commitment Fee, which is calculated based on the amount by which the commitments under the Credit Agreement exceed the usage of such commitments. The Commitment Fee Rate ranges from 0.375% to 0.800% depending on our Consolidated Leverage Ratio.

The Credit Agreement contains restrictive covenants that, among other things, prohibit distributions upon defined events of default, restrict investments and sales of assets and require us to maintain certain financial covenants, including specified financial ratios. A material decrease in revenues could cause us to breach certain of our financial covenants. Any such breach could allow the Lenders to accelerate our debt which would have a material adverse effect on our business, financial condition or results of operations. Our covenants include a Consolidated Leverage Ratio and a Consolidated Debt Service Coverage Ratio. As of June 30, 2013, we were in compliance with all applicable financial covenants.

Amounts outstanding under our Credit Facility fluctuated during the six months ended June 30, 2013 and 2012. At the beginning of 2013, we had $101.7 million outstanding under our Credit Facility. During the first quarter of 2013, we reduced our borrowings on the Credit Facility by $19.8 million as we had borrowed $18.6 million prior to March 26, 2013 and then we used the net proceeds of approximately $38.4 million from our March 26, 2013 follow-on public offering to repay amounts outstanding on our Credit Facility. We borrowed an additional $21.0 million during the second quarter of 2013 and then we used the remaining proceeds of approximately $11.9 million from our May 28, 2013 debt offering to further repay amounts outstanding on our Credit Facility, resulting in outstanding borrowings of $91.0 million on our Credit Facility at June 30, 2013. At the beginning of 2012, we had $43.8 million outstanding on our Credit Facilities. These amounts were combined into one facility in January of 2012. We borrowed an additional $7.3 million and $10.9 million during the first and second quarters of 2012, respectively, and had outstanding borrowings of $62.0 million on our Credit Facility at June 30, 2012. The average amounts borrowed under our Credit Facility were $97.7 million and $54.7 million for the six months ended June 30, 2013 and 2012, respectively.

For a more detailed description of our long-term debt agreements, see our 2012 Form 10-K.

Cash Flow from Operating Activities

Cash flows provided by operating activities were $16.5 million during the six months ended June 30, 2013, an increase of $2.3 million compared to $14.2 million during the same period last year. Factors contributing to an increase in cash flows from operations include cash received in our legal settlement, less cash used for accounts payables and accrued liabilities and merchandise liabilities. These amounts more than offset increased uses of cash into our accounts receivable and merchandise trusts.

Cash Flow from Investing Activities

Net cash used in investing activities was $15.1 million during the six months ended June 30, 2013 as compared to $8.9 million during the same period last year. Cash flows used for investing activities during the six months ended June 30, 2013 were $9.1 million for the acquisition of 6 funeral homes and $6.2 million for other capital expenditures offset by $0.2 million in proceeds from the sale of other assets. Cash flows used for investing activities during the six months ended June 30, 2012 were $3.4 million paid for the acquisition of 1 cemetery and 2 funeral homes and the execution of a revised operating agreement and $5.4 million for other capital expenditures.

Cash Flow from Financing Activities

Cash flows provided by financing activities were $4.8 million during the six months ended June 30, 2013 as compared to cash flows used in financing activities of $9.6 million during the same period last year. Cash flows provided by financing activities for the six months ended June 30, 2013 consisted of $38.4 million of proceeds from our follow-on public offering and $217.1 million from long term borrowings on our Credit Facility combined with the issuance of $175.0 million of Senior Notes offset by repayments of long-term debt of $205.8 million, inclusive of the retirement of our $150.0 million of senior notes, and fees associated with this retirement of $14.9 million, costs of financing activities of $4.7 million and cash distributions to unit holders of $25.3 million. Cash flows used in financing activities for the six months ended June 30, 2012 were cash distributions to unit holders of $23.6 million and financing costs related to our amended credit facility of $1.8 million, offset by net borrowings of $15.8 million.

Capital Expenditures

The following table summarizes total maintenance capital expenditures and expansion capital expenditures, including expenditures for the construction of mausoleums and for acquisitions, for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)

Maintenance capital expenditures	$2,149	$937	$3,920	$1,835
Expansion capital expenditures	1,176	4,157	11,352	7,026

Total capital expenditures	$3,325	$5,094	$15,272	$8,861

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

Interest-Bearing Investments

Our fixed-income securities subject to market risk consist primarily of investments in our merchandise trusts and perpetual care trusts. As of June 30, 2013, the fair value of fixed-income securities in our merchandise trusts represented 4.0% of the fair value of total trust assets while the fair value of fixed-income securities in our perpetual care trusts represented 8.2% of the fair value of total trust assets. The aggregate quoted fair value of these fixed-income securities was $16.8 million and $24.8 million in merchandise trusts and perpetual care trusts, respectively, as of June 30, 2013. Each 1% change in interest rates on these fixed-income securities would result in changes of approximately $168,000 and $248,000 in the fair market value of the assets in our merchandise trusts and perpetual care trusts, respectively, based on discounted expected future cash flows. If these securities are held to maturity, no change in fair market value will be realized.

Our money market and other short-term investments subject to market risk consist primarily of investments in our merchandise trusts and perpetual care trusts. As of June 30, 2013, the fair value of money market and short-term investments in our merchandise trusts represented 12.1% of the fair value of total trust assets while the fair value of money market and short-term investments in our perpetual care trusts represented 4.2% of the fair value of total trust assets. The aggregate quoted fair value of these money market and short-term investments was $50.3 million and $12.7 million in merchandise trusts and perpetual care trusts, respectively, as of June 30, 2013. Each 1% change in interest rates on these money market and short-term investments would result in changes of approximately $503,000 and $127,000 in the fair market value of the assets in our merchandise trusts and perpetual care trusts, respectively, based on discounted expected future cash flows.

Marketable Equity Securities

Our marketable equity securities subject to market risk consist primarily of investments held in our merchandise trusts and perpetual care trusts. These assets consist of investments in both individual equity securities as well as closed and open ended mutual funds. As of June 30, 2013, the fair value of marketable equity securities in our merchandise trusts represented 19.1% of the fair value of total trust assets while the fair value of marketable equity securities in our perpetual care trusts represented 11.9% of total trust assets. The aggregate quoted fair market value of these marketable equity securities was $79.2 million and $36.1 million in merchandise trusts and perpetual care trusts, respectively, as of June 30, 2013, based on final quoted sales prices. Each 10% change in the average market prices of the equity securities would result in a change of approximately $7.9 million and $3.6 million in the fair market value of securities held in merchandise trusts and perpetual care trusts, respectively. As of June 30, 2013, the fair value of marketable closed and open ended mutual funds in our merchandise trusts represented 61.5% of the fair value of total trust assets while the fair value of closed and open ended mutual funds in our perpetual care trusts represented 75.7% of total trust assets. The aggregate quoted fair market value of these closed and open ended mutual funds was $255.0 million and $229.2 million in merchandise trusts and perpetual care trusts, respectively, as of June 30, 2013, based on final quoted sales prices. Each 10% change in the average market prices of the closed and open ended mutual funds would result in a change of approximately $25.5 million and $22.9 million in the fair market value of securities held in merchandise trusts and perpetual care trusts, respectively.

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

Debt Instruments

Our Credit Facility bears interest at a floating rate, based on LIBOR, which is adjusted quarterly. This subjects us to increases in interest expense resulting from movements in interest rates. As of June 30, 2013, we had $91.0 million of borrowings outstanding under our Credit Facility. After these borrowings, our unused line of credit under the Credit Facility is $49.0 million. The interest rates on amounts outstanding under the Credit Facility ranged from approximately 3.5% to 4.0% at June 30, 2013.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with the Company’s second quarter 2010 acquisition of cemeteries and funeral homes in Indiana, Michigan and Ohio and its fourth quarter 2011 acquisition of cemeteries and funeral homes in Tennessee, the Company acquired claims in the following matters: (i) State of Tennessee, et al. v. Clayton R. Smart, et al., case no. CH-10-1754-2 in the Chancery Court of Tennessee for the Thirtieth Judicial District, at Memphis, Tennessee and (ii) Fred Meyer, Jr., et al. v. Ansure Mortuaries of Indiana, LLC, et al., case no. 41C01-0801-MF-00001, pending in the Johnson Circuit Court at Franklin, Indiana. In April 2013, the Company entered into the settlement agreement, pursuant to which it received a payment of $17.1 million, net of legal fees, costs, and contractual obligations.

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

From time to time, we are party to various claims and legal proceedings, including, but not limited to, employment, cemetery or burial practices, and other litigation. We are currently a defendant in an action alleging violations of the Fair Labor Standards Act and wage payment violations. In July 2013, the court denied the plaintiffs’ motion to certify a nationwide class, and granted a limited conditional certification of a class of sales counselors employed in specifically identified locations in our Central Pennsylvania/Maryland region, which reduced our potential exposure. Generally, plaintiffs in class action litigation may seek to recover amounts which may be indeterminable for some period of time although potentially large. We establish reserves in legal matters, when appropriate, based upon assessments and estimates in accordance with our accounting policies and the practices described below.

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

Our tax treatment depends on our status as a partnership for federal income tax purposes as well as us not being subject to a material amount of entity-level taxation by individual states. If the IRS were to treat us as a corporation for federal income tax purposes or we were to become subject to additional amounts of entity-level taxation for state tax purposes, it would reduce the amount of cash available for distribution to you and payments on our debt obligation.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

4.1	Seventh Supplemental Indenture, dated as of May 24, 2013, by and among StoneMor Partners L.P., StoneMor Operating LLC, Cornerstone Family Services of West Virginia Subsidiary, Inc., Osiris Holding of Maryland Subsidiary, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee to Indenture, dated as of November 24, 2009 (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed on May 28, 2013).

4.2	Indenture, dated as of May 28, 2013, by and among StoneMor Partners L.P., Cornerstone Family Services of West Virginia Subsidiary, Inc, the guarantors named therein and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.2 of Registrant’s Current Report on Form 8-K filed on May 28, 2013).

4.3	Form of 7 7/8% Senior Note due 2021 (included in Exhibit 4.2).

4.4	Registration Rights Agreement, dated as of May 28, 2013, by and among StoneMor Partners L.P., Cornerstone Family Services of West Virginia Subsidiary, Inc., the Initial Guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.4 of Registrant’s Current Report on Form 8-K filed on May 28, 2013).

10.1	Second Amendment to Third Amended and Restated Credit Agreement, as amended, dated May 8, 2013, by and among StoneMor Operating LLC, each of its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 13, 2013).

10.2	Purchase Agreement, dated May 16, 2013, by and among StoneMor Partners L.P., Cornerstone Family Services of West Virginia Subsidiary, Inc., the subsidiary guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, acting on behalf of itself and as the representative for the initial purchasers named therein (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 17, 2013).

10.3	Third Amendment to Third Amended and Restated Credit Agreement and Security Documents, dated June 18, 2013, by and among StoneMor Operating LLC, its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on June 21, 2013).

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors.

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of Timothy K. Yost, Chief Financial Officer and Secretary.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith).

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Timothy K. Yost, Chief Financial Officer and Secretary (furnished herewith).

101	Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2013, and December 31, 2012; (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012; (iii) Condensed Consolidated Statement of Partners’ Capital; (iv) Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2013 and 2012; and (v) Notes to the Condensed Consolidated Financial Statements. Users of this data are advised that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of StoneMor Partners L.P.

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

STONEMOR PARTNERS L.P.
By: StoneMor GP LLC
its general partner

August 7, 2013	/s/ Lawrence Miller
Lawrence Miller
Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

August 7, 2013	/s/ Timothy K. Yost
Timothy K. Yost
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

4.1	Seventh Supplemental Indenture, dated as of May 24, 2013, by and among StoneMor Partners L.P., StoneMor Operating LLC, Cornerstone Family Services of West Virginia Subsidiary, Inc., Osiris Holding of Maryland Subsidiary, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee to Indenture, dated as of November 24, 2009 (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed on May 28, 2013).

4.2	Indenture, dated as of May 28, 2013, by and among StoneMor Partners L.P., Cornerstone Family Services of West Virginia Subsidiary, Inc, the guarantors named therein and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.2 of Registrant’s Current Report on Form 8-K filed on May 28, 2013).

4.3	Form of 7 7/8% Senior Note due 2021 (included in Exhibit 4.2).

4.4	Registration Rights Agreement, dated as of May 28, 2013, by and among StoneMor Partners L.P., Cornerstone Family Services of West Virginia Subsidiary, Inc., the Initial Guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.4 of Registrant’s Current Report on Form 8-K filed on May 28, 2013).

10.1	Second Amendment to Third Amended and Restated Credit Agreement, as amended, dated May 8, 2013, by and among StoneMor Operating LLC, each of its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 13, 2013).

10.2	Purchase Agreement, dated May 16, 2013, by and among StoneMor Partners L.P., Cornerstone Family Services of West Virginia Subsidiary, Inc., the subsidiary guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, acting on behalf of itself and as the representative for the initial purchasers named therein (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 17, 2013).

10.3	Third Amendment to Third Amended and Restated Credit Agreement and Security Documents, dated June 18, 2013, by and among StoneMor Operating LLC, its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on June 21, 2013).

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors.

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of Timothy K. Yost, Chief Financial Officer and Secretary.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith).

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Timothy K. Yost, Chief Financial Officer and Secretary (furnished herewith).

101	Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2013, and December 31, 2012; (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012; (iii) Condensed Consolidated Statement of Partners’ Capital; (iv) Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2013 and 2012; and (v) Notes to the Condensed Consolidated Financial Statements. Users of this data are advised that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of StoneMor Partners L.P.

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