Form 10-Q
period 2013-09-30
STONEMOR PARTNERS LP
filed 2013-11-07
CIK 1286131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

The number of the registrant’s outstanding common units at November 1, 2013 was 21,374,037.

Index – Form 10-Q

Part I – Financial Information

Item 1.	Financial Statements

StoneMor Partners L.P.

Condensed Consolidated Balance Sheet

(in thousands)

(unaudited)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$19,984	$7,946
Accounts receivable, net of allowance	52,202	51,895
Prepaid expenses	5,758	3,832
Other current assets	21,387	17,418

Total current assets	99,331	81,091
Long-term accounts receivable, net of allowance	76,045	71,521
Cemetery property	316,522	309,980
Property and equipment, net of accumulated depreciation	85,282	79,740
Merchandise trusts, restricted, at fair value	415,355	375,973
Perpetual care trusts, restricted, at fair value	302,766	282,313
Deferred financing costs, net of accumulated amortization	8,764	9,238
Deferred selling and obtaining costs	85,201	76,317
Deferred tax assets	69	381
Goodwill	47,570	42,392
Other assets	11,910	14,779

Total assets	$1,448,815	$1,343,725

Liabilities and partners’ capital
Current liabilities:
Accounts payable and accrued liabilities	$34,191	$28,973
Accrued interest	5,134	1,833
Current portion, long-term debt	6,550	2,175

Total current liabilities	45,875	32,981
Other long-term liabilities	1,571	1,835
Long-term debt	274,542	252,774
Deferred cemetery revenues, net	557,973	497,861
Deferred tax liabilities	12,039	14,910
Merchandise liability	129,922	125,869
Perpetual care trust corpus	302,766	282,313

Total liabilities	1,324,688	1,208,543

Commitments and contingencies
Partners’ capital
General partner	(1,495)	386
Common partners	125,622	134,796

Total partners’ capital	124,127	135,182

Total liabilities and partners’ capital	$1,448,815	$1,343,725

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statement of Operations

(in thousands, except per unit data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues:
Cemetery
Merchandise	$28,265	$29,943	$83,586	$87,424
Services	11,051	11,134	33,422	34,481
Investment and other	11,850	12,294	34,098	35,769
Funeral home
Merchandise	4,266	3,548	13,736	11,135
Services	6,107	5,278	18,731	14,483

Total revenues	61,539	62,197	183,573	183,292

Costs and Expenses:
Cost of goods sold (exclusive of depreciation shown separately below):
Perpetual care	1,418	1,616	4,199	4,398
Merchandise	5,684	6,030	16,905	16,904
Cemetery expense	14,507	14,252	42,700	41,819
Selling expense	11,692	11,290	35,134	36,200
General and administrative expense	7,902	7,015	23,382	21,403
Corporate overhead (including $348 and $216 in unit-based compensation for the three months ended September 30, 2013 and 2012, and $1,038 and $625 for the nine months ended September 30, 2013 and 2012, respectively)	7,997	6,546	21,657	20,905
Depreciation and amortization	2,378	2,199	7,159	6,759
Funeral home expense
Merchandise	1,573	1,196	4,798	3,726
Services	4,914	3,739	14,239	10,446
Other	2,494	2,161	8,044	6,295
Acquisition related costs, net of recoveries	243	1,085	901	2,198

Total cost and expenses	60,802	57,129	179,118	171,053

Operating profit	737	5,068	4,455	12,239
Gain on acquisitions	2,530	—	2,530	122
Gain on termination of operating agreement	—	—	—	1,737
Gain on settlement agreement, net	—	—	12,261	—
Gain on sale of other assets	—	—	155	—
Loss on early extinguishment of debt	—	—	21,595	—
Interest expense	5,193	5,273	15,788	15,109

Net loss before income taxes	(1,926)	(205)	(17,982)	(1,011)
Income tax benefit	(442)	(1,266)	(2,489)	(1,933)

Net income (loss)	$(1,484)	$1,061	$(15,493)	$922

General partner’s interest in net income (loss) for the period	$(26)	$21	$(284)	$18
Limited partners’ interest in net income (loss) for the period	$(1,458)	$1,040	$(15,209)	$904
Net income (loss) per limited partner unit (basic and diluted)	$(.07)	$.05	$(.73)	$.05
Weighted average number of limited partners’ units outstanding - basic	21,351	19,491	20,814	19,412
Weighted average number of limited partners’ units outstanding - diluted	21,351	19,743	20,814	19,672
Distributions declared per unit	$.600	$.590	$1.785	$1.760

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statement of

Partners’ Capital

(in thousands)

(unaudited)

	Partners’ Capital
	Common Unit Holders	General Partner	Total
Balance, December 31, 2012	$134,796	$386	$135,182
Proceeds from public offering	38,377	—	38,377
Issuance of common units	3,718	—	3,718
Compensation related to units awards	996	—	996
Net loss	(15,209)	(284)	(15,493)
Cash distributions	(37,056)	(1,597)	(38,653)

Balance, September 30, 2013	$125,622	$(1,495)	$124,127

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statement of Cash Flows

(in thousands)

(unaudited)

	For the nine months ended September 30,
	2013	2012
Operating activities:
Net income (loss)	$(15,493)	$922
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cost of lots sold	6,047	6,180
Depreciation and amortization	7,159	6,759
Unit-based compensation	1,038	625
Accretion of debt discounts	1,676	1,230
Gain on termination of operating agreement	—	(1,737)
Gain on acquisitions	(2,530)	(122)
Gain on sale of other assets	(155)	—
Loss on early extinguishment of debt	21,595	—
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(2,148)	(2,333)
Allowance for doubtful accounts	(1,163)	3,743
Merchandise trust fund	(23,711)	(8,177)
Prepaid expenses	(1,926)	(368)
Other current assets	(3,906)	(344)
Other assets	3,573	125
Accounts payable and accrued and other liabilities	8,340	2,207
Deferred selling and obtaining costs	(8,884)	(5,363)
Deferred cemetery revenue	51,181	35,440
Deferred taxes (net)	(3,260)	(2,341)
Merchandise liability	(537)	(5,649)

Net cash provided by operating activities	36,896	30,797

Investing activities:
Cash paid for cemetery property	(4,210)	(5,417)
Purchase of subsidiaries	(14,100)	(25,676)
Cash paid for property and equipment	(5,366)	(3,321)
Proceeds from sales of other assets	155	—

Net cash used in investing activities	(23,521)	(34,414)

Financing activities:
Cash distributions	(38,653)	(35,447)
Additional borrowings on long-term debt	237,002	63,500
Repayments of long-term debt	(218,036)	(26,137)
Proceeds from public offering	38,377	—
Proceeds from general partner contribution	—	89
Fees paid related to early extinguishment of debt	(14,920)	—
Cost of financing activities	(5,107)	(2,318)

Net cash used in financing activities	(1,337)	(313)

Net increase (decrease) in cash and cash equivalents	12,038	(3,930)
Cash and cash equivalents - Beginning of period	7,946	12,058

Cash and cash equivalents - End of period	$19,984	$8,128

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$10,756	$9,731
Cash paid during the period for income taxes	$3,315	$3,978
Non-cash investing and financing activities:
Acquisition of assets by financing	$107	$199
Issuance of limited partner units for cemetery acquisition	$3,718	$4,103
Acquisition of asset by assumption of directly related liability	$3,924	$2,048

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

1.	NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

StoneMor Partners L.P. (“StoneMor”, the “Company” or the “Partnership”) is a provider of funeral and cemetery products and services in the death care industry in the United States. Through its subsidiaries, StoneMor offers a complete range of funeral merchandise and services, along with cemetery property, merchandise and services, both at the time of need and on a pre-need basis. As of September 30, 2013, the Partnership owned 259 and operated 277 cemeteries in 27 states and Puerto Rico and owned and operated 90 funeral homes in 18 states and Puerto Rico.

Basis of Presentation

The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All interim financial data is unaudited. However, in the opinion of management, the interim financial data as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012 includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for a full year. The December 31, 2012 condensed consolidated balance sheet data was derived from audited financial statements included in the Company’s 2012 Annual Report on Form 10-K (“2012 Form 10-K”), but does not include all disclosures required by GAAP, which are presented in the Company’s 2012 Form 10-K.

As of September 30, 2013, the Company’s presentation of income tax expense (benefit) within its unaudited condensed consolidated statement of operations has changed. The components of the income tax expense (benefit), “State” and “Federal,” previously presented as two subcaptions, have been collapsed into one caption “Income tax expense (benefit).” This change in the income tax expense (benefit) presentation has no effect on previously reported net income (loss).

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

Use of Estimates

Preparation of these unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expense during the reporting periods. As a result, actual results could differ from those estimates. The most significant estimates in the unaudited condensed consolidated financial statements are the valuation of assets in the merchandise trusts and perpetual care trusts, allowance for cancellations, unit-based compensation, merchandise liability, deferred sales revenue, deferred margin, deferred merchandise trust investment earnings, deferred obtaining costs and income taxes. Deferred sales revenue, deferred margin and deferred merchandise trust investment earnings are included in deferred cemetery revenues, net, on the unaudited condensed consolidated balance sheet.

2.	LONG-TERM ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

Long-term accounts receivable, net, consisted of the following:

	As of
	September 30, 2013	December 31, 2012
	(in thousands)
Customer receivables	$167,536	$159,726
Unearned finance income	(19,529)	(18,377)
Allowance for contract cancellations	(19,760)	(17,933)

	128,247	123,416
Less: current portion, net of allowance	52,202	51,895

Long-term portion, net of allowance	$76,045	$71,521

Activity in the allowance for contract cancellations is as follows:

	For the nine months ended September 30,
	2013	2012
	(in thousands)
Balance - Beginning of period	$17,933	$17,582
Provision for cancellations	14,791	14,858
Charge-offs - net	(12,964)	(11,973)

Balance - End of period	$19,760	$20,467

3.	CEMETERY PROPERTY

Cemetery property consisted of the following:

	As of
	September 30, 2013	December 31, 2012
	(in thousands)
Developed land	$72,752	$71,318
Undeveloped land	163,919	162,275
Mausoleum crypts and lawn crypts	70,053	69,525
Other land	9,798	6,862

Total	$316,522	$309,980

4.	PROPERTY AND EQUIPMENT

Major classes of property and equipment follow:

	As of
	September 30, 2013	December 31, 2012
	(in thousands)
Building and improvements	$90,516	$82,056
Furniture and equipment	44,491	42,353

	135,007	124,409
Less: accumulated depreciation	(49,725)	(44,669)

Property and equipment - net	$85,282	$79,740

Depreciation expense was $2.0 million and $5.6 million for the three and nine months ended September 30, 2013, respectively, as compared to $1.7 million and $5.2 million during the same periods last year.

5.	MERCHANDISE TRUSTS

At September 30, 2013, the Company’s merchandise trusts consisted of the following types of assets:

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

The Company has included $7.9 million and $7.6 million of investments held in trust by the West Virginia Funeral Directors Association at September 30, 2013 and December 31, 2012, respectively, in its merchandise trust assets. As required by law, the Company deposits a portion of certain funeral merchandise sales in West Virginia into a trust that is held by the West Virginia Funeral Directors Association. These trusts are recorded at their account value, which approximates their fair value.

The cost and market value associated with the assets held in merchandise trusts at September 30, 2013 and December 31, 2012 were as follows:

As of September 30, 2013	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Short-term investments	$42,789	$—	$—	$42,789
Fixed maturities:
U.S. Government and federal agency	—	—	—	—
U.S. State and local government agency	—	—	—	—
Corporate debt securities	9,154	94	(171)	9,077
Other debt securities	5,465	—	(16)	5,449

Total fixed maturities	14,619	94	(187)	14,526

Mutual funds - debt securities	118,600	906	(7,611)	111,895
Mutual funds - equity securities	144,877	11,881	(1,641)	155,117
Equity securities	76,321	3,343	(1,292)	78,372
Other invested assets	4,912	—	(119)	4,793

Total managed investments	$402,118	$16,224	$(10,850)	$407,492

West Virginia Trust Receivable	7,863	—	—	7,863

Total	$409,981	$16,224	$(10,850)	$415,355

As of December 31, 2012	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Short-term investments	$27,890	$—	$—	$27,890
Fixed maturities:
U.S. Government and federal agency	—	—	—	—
U.S. State and local government agency	—	—	—	—
Corporate debt securities	8,590	165	(41)	8,714
Other debt securities	4,320	—	(3)	4,317

Total fixed maturities	12,910	165	(44)	13,031

Mutual funds - debt securities	105,388	3,425	(892)	107,921
Mutual funds - equity securities	145,538	6,229	(6,697)	145,070
Equity securities	68,714	3,448	(4,755)	67,407
Other invested assets	7,376	165	(444)	7,097

Total managed investments	$367,816	$13,432	$(12,832)	$368,416

West Virginia Trust Receivable	7,557	—	—	7,557

Total	$375,373	$13,432	$(12,832)	$375,973

The contractual maturities of debt securities as of September 30, 2013 were as follows:

As of September 30, 2013	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
	(in thousands)
U.S. Government and federal agency	$—	$—	$—	$—
U.S. State and local government agency	—	—	—	—
Corporate debt securities	—	3,867	5,210	—
Other debt securities	2,150	3,299	—	—

Total fixed maturities	$2,150	$7,166	$5,210	$—

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at September 30, 2013 and December 31, 2012 is presented below:

	Less than 12 months		12 Months or more		Total
As of September 30, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities:
U.S. Government and federal agency	$—	$—	$—	$—	$—	$—
U.S. State and local government agency	—	—	—	—	—	—
Corporate debt securities	4,381	135	701	36	5,082	171
Other debt securities	3,753	12	1,246	4	4,999	16

Total fixed maturities	8,134	147	1,947	40	10,081	187

Mutual funds - debt securites	91,057	6,631	6,950	980	98,007	7,611
Mutual funds - equity securites	31,352	1,257	4,196	384	35,548	1,641
Equity securities	22,605	1,092	3,303	200	25,908	1,292
Other invested assets	1,921	119	—	—	1,921	119

Total	$155,069	$9,246	$16,396	$1,604	$171,465	$10,850

	Less than 12 months		12 Months or more		Total
As of December 31, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities:
U.S. Government and federal agency	$—	$—	$—	$—	$—	$—
U.S. State and local government agency	—	—	—	—	—	—
Corporate debt securities	2,140	20	297	21	2,437	41
Other debt securities	4,317	3	—	—	4,317	3

Total fixed maturities	6,457	23	297	21	6,754	44

Mutual funds - debt securites	6,388	463	4,198	429	10,586	892
Mutual funds - equity securites	48,255	5,500	19,655	1,197	67,910	6,697
Equity securities	17,932	1,527	15,538	3,228	33,470	4,755
Other invested assets	2,558	444	—	—	2,558	444

Total	$81,590	$7,957	$39,688	$4,875	$121,278	$12,832

A reconciliation of the Company’s merchandise trust activities for the nine months ended September 30, 2013 is presented below:

Fair Value at 12/31/2012	Contributions	Distributions	Interest/ Dividends	Capital Gain Distributions	Realized Gain/ Loss	Taxes	Fees	Unrealized Change in Fair Value	Fair Value at 9/30/2013
(in thousands)
$375,973	52,906	(39,081)	12,198	—	13,581	(2,787)	(2,209)	4,774	$415,355

The Company made net contributions into the trusts of approximately $13.8 million during the nine months ended September 30, 2013. During the nine months ended September 30, 2013, purchases and sales of securities available for sale included in trust investments were approximately $399.0 million and $411.0 million, respectively. Contributions include $10.3 million of assets that were acquired through acquisitions during the nine months ended September 30, 2013.

Other-Than-Temporary Impairments of Trust Assets

During the three months ended September 30, 2013, the Company determined that there were 3 securities with an aggregate cost basis of approximately $1.2 million and an aggregate fair value of approximately $0.9 million, resulting in an impairment of $0.3 million, wherein such impairment was considered to be other-than-temporary. During the nine months ended September 30, 2013, the Company determined that there were 7 securities with an aggregate cost basis of approximately $2.6 million and an aggregate fair value of approximately $1.6 million, resulting in an impairment of $1.0 million, wherein such impairment was considered to be other-than-temporary. During the nine months ended September 30, 2012, the Company determined that there were six securities with an aggregate cost basis of approximately $1.6 million and an aggregate fair value of approximately $0.8 million, resulting in an impairment of $0.8 million, wherein such impairment was considered to be other-than-temporary. Accordingly, the Company adjusted the cost basis of these assets to their current value and offset this change against deferred revenue. This reduction in deferred revenue will be reflected in earnings in future periods as the underlying merchandise is delivered or the underlying service is performed.

During the three months ended September 30, 2012, the Company determined that there were no other than temporary impairments to the investment portfolio for merchandise trusts.

6.	PERPETUAL CARE TRUSTS

At September 30, 2013, the Company’s perpetual care trusts consisted of the following types of assets:

•	Money Market Funds that invest in low risk short term securities;

•	Publicly traded mutual funds that invest in underlying debt securities;

•	Publicly traded mutual funds that invest in underlying equity securities;

•	Equity investments that are currently paying dividends or distributions. These investments include REIT’s, Master Limited Partnerships and global equity securities;

•	Fixed maturity debt securities issued by various corporate entities;

•	Fixed maturity debt securities issued by the U.S. Government and U.S. Government agencies; and

•	Fixed maturity debt securities issued by U.S. states and local government agencies.

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

The cost and market value associated with the assets held in perpetual care trusts at September 30, 2013 and December 31, 2012 were as follows:

		Gross	Gross
		Unrealized	Unrealized	Fair
As of September 30, 2013	Cost	Gains	Losses	Value
	(in thousands)
Short-term investments	$13,971	$—	$—	$13,971
Fixed maturities:
U.S. Government and federal agency	302	73	—	375
U.S. State and local government agency	—	—	—	—
Corporate debt securities	24,258	249	(437)	24,070
Other debt securities	371	—	—	371

Total fixed maturities	24,931	322	(437)	24,816

Mutual funds - debt securities	120,560	530	(4,664)	116,426
Mutual funds - equity securities	96,743	14,468	—	111,211
Equity securities	26,309	9,764	(22)	36,051
Other invested assets	99	192	—	291

Total	$282,613	$25,276	$(5,123)	$302,766

As of December 31, 2012	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Short-term investments	$21,419	$—	$—	$21,419
Fixed maturities:
U.S. Government and federal agency	408	104	—	512
U.S. State and local government agency	—	—	—	—
Corporate debt securities	22,690	702	(101)	23,291
Other debt securities	371	—	—	371

Total fixed maturities	23,469	806	(101)	24,174

Mutual funds - debt securities	103,909	3,429	(150)	107,188
Mutual funds - equity securities	94,239	5,222	(249)	99,212
Equity securities	23,797	6,563	(455)	29,905
Other invested assets	113	302	—	415

Total	$266,946	$16,322	$(955)	$282,313

The contractual maturities of debt securities as of September 30, 2013 were as follows:

	Less than	1 year through	6 years through	More than
As of September 30, 2013	1 year	5 years	10 years	10 years
	(in thousands)
U.S. Government and federal agency	$254	$121	$—	$—
U.S. State and local government agency	—	—	—	—
Corporate debt securities	153	10,162	13,755	—
Other debt securities	371	—	—	—

Total fixed maturities	$778	$10,283	$13,755	$—

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at September 30, 2013 and December 31, 2012 held in perpetual care trusts is presented below:

	Less than 12 months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of September 30, 2013	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Fixed maturities:
U.S. Government and federal agency	$—	$—	$—	$—	$—	$—
U.S. State and local government agency	—	—	—	—	—	—
Corporate debt securities	11,142	342	1,910	95	13,052	437
Other debt securities	—	—	—	—	—	—

Total fixed maturities	11,142	342	1,910	95	13,052	437

Mutual funds - debt securites	97,340	3,869	15,542	795	112,882	4,664
Mutual funds - equity securites	—	—	—	—	—	—
Equity securities	1,011	22	—	—	1,011	22
Other invested assets	—	—	—	—	—	—

Total	$109,493	$4,233	$17,452	$890	$126,945	$5,123

	Less than 12 months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2012	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Fixed maturities:
U.S. Government and federal agency	$—	$—	$—	$—	$—	$—
U.S. State and local government agency	—	—	—	—	—	—
Corporate debt securities	4,630	48	711	53	5,341	101
Other debt securities	—	—	—	—	—	—

Total fixed maturities	4,630	48	711	53	5,341	101

Mutual funds - debt securites	859	35	870	115	1,729	150
Mutual funds - equity securites	34,805	249	—	—	34,805	249
Equity securities	4,269	238	545	217	4,814	455
Other invested assets	—	—	—	—	—	—

Total	$44,563	$570	$2,126	$385	$46,689	$955

A reconciliation of the Company’s perpetual care trust activities for the nine months ended September 30, 2013 is presented below:

Fair				Capital	Realized			Unrealized	Fair
Value at			Interest/	Gain	Gain/			Change in	Value at
12/31/2012	Contributions	Distributions	Dividends	Distributions	Loss	Taxes	Fees	Fair Value	9/30/2013
(in thousands)
$282,313	12,565	(9,428)	11,060	—	3,773	(647)	(1,656)	4,786	$302,766

The Company made net contributions into the trusts of approximately $3.1 million during the nine months ended September 30, 2013. During the nine months ended September 30, 2013, purchases and sales of securities available for sale included in trust investments were approximately $95.9 million and $95.1 million, respectively. Contributions include $5.9 million of assets that were acquired through acquisitions during the nine months ended September 30, 2013.

Other-Than-Temporary Impairments of Trust Assets

During the three and nine months ended September 30, 2013 and 2012, the Company determined that there were no other than temporary impairments to the investment portfolio in the perpetual care trusts.

7.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in acquisitions.

A rollforward of goodwill by reportable segment is as follows:

	Cemeteries			Funeral
	Southeast	Northeast	West	Homes	Total
	(in thousands)
Balance as of December 31, 2012	$6,174	$—	$11,948	$24,270	$42,392
Goodwill acquired from acquisitions during the nine months ended September 30, 2013	—	—	—	5,178	5,178

Balance as of September 30, 2013	$6,174	$—	$11,948	$29,448	$47,570

Other Acquired Intangible Assets

The Company has other acquired intangible assets, most of which have been recognized as a result of acquisitions and long-term operating agreements. These amounts are included within other assets on the unaudited condensed consolidated balance sheet. All of the intangible assets are subject to amortization. The major classes of intangible assets are as follows:

	As of			As of
	September 30, 2013			December 31, 2012
	Gross Carrying	Accumulated	Net Intangible	Gross Carrying	Accumulated	Net Intangible
	Amount	Amortization	Asset	Amount	Amortization	Asset
	(in thousands)
Amortized intangible assets:
Underlying contract value	$6,239	$(624)	$5,615	$6,239	$(555)	$5,684
Non-compete agreements	7,950	(3,668)	4,282	6,023	(2,553)	3,470
Other intangible assets	269	(93)	176	269	(81)	188

Total intangible assets	$14,458	$(4,385)	$10,073	$12,531	$(3,189)	$9,342

The increase in non-compete agreements was the result of an acquisition consummated in the first quarter of 2013. The fair value was determined by comparing the discounted cash flows of the acquired business with and without competition as of the date of acquisition. See Note 13 for further details.

8.	LONG-TERM DEBT

The Company had the following outstanding debt:

	As of
	September 30,	December 31,
	2013	2012
	(in thousands)
7.875% Senior Notes, due 2021	$175,000	$—
10.25% Senior Notes, due 2017	—	150,000
Revolving Credit Facility, due January 2017	99,502	101,700
Notes payable - acquisition debt	4,159	1,465
Notes payable - acquisition non-competes	4,364	3,830
Insurance and vehicle financing	2,552	1,298

Total	285,577	258,293
Less current portion	6,550	2,175
Less unamortized bond and note payable discounts	4,485	3,344

Long-term portion	$274,542	$252,774

This note includes a summary of material terms of the Company’s senior notes and credit facility. For a more detailed description of the Company’s long-term debt agreements, see the Company’s 2012 Form 10-K. The increase in notes payable acquisition debt and acquisition non-competes was the result of acquisitions consummated in the first quarter of 2013. See Note 13 for further details.

7.875% Senior Notes due 2021

On May 28, 2013, the Company issued $175.0 million aggregate principal amount of 7.875% Senior Notes due 2021 (the “Senior Notes”). The Company pays 7.875% interest per annum on the principal amount of the Senior Notes, payable in cash semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2013. The net proceeds from the offering were used to retire 10.25% Senior Notes due 2017 and the remaining proceeds were used for general corporate purposes. The Senior Notes were issued at 97.832% of par resulting in gross proceeds of $171.2 million with an original issue discount of approximately $3.8 million. The Company incurred debt issuance costs and fees of approximately $4.2 million. These costs and fees are deferred and will be amortized over the life of these notes. Based on trades made at the end of the quarter, the Company has estimated the fair value of its Senior Notes to be in excess of par and trading at a premium of 2.31%, which would imply a fair value of $179.0 million at September 30, 2013. This valuation is based on level 2 inputs as defined in Note 15. As of September 30, 2013, the Company was in compliance with all applicable covenants of the Senior Notes.

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

On February 19, 2013, the Company entered into the First Amendment to the Credit Agreement, which increased the total availability under the Revolving Credit Facility (the “Credit Facility”) by $10.0 million to $140.0 million (the “Credit Facility”) of which $99.5 million was outstanding at September 30, 2013. The Credit Facility may be used to finance working capital requirements, Permitted Acquisitions and Capital Expenditures. The maturity date of the Credit Facility is January 19, 2017.

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

At September 30, 2013, amounts outstanding under the Credit Facility bore interest at rates between 3.5% and 4.0%. Amounts borrowed may be either Base Rate Loans or Eurodollar Rate Loans and amounts repaid or prepaid during the term may be reborrowed. Depending on the type of loan, borrowings bear interest at the Base Rate or Eurodollar Rate, plus applicable margins ranging from 1.25% to 3.00% and 2.25% to 4.00%, respectively, depending on the Company’s Consolidated Leverage Ratio. The Base Rate is the highest of the Prime Rate, the Federal Funds Rate plus 0.50%, or the Eurodollar Rate plus 1.0%. The Eurodollar rate is the British Bankers Association LIBOR Rate. Amounts outstanding under the Credit Facility approximate their fair value.

The Credit Agreement requires the Company to pay an unused Commitment Fee, which is calculated based on the amount by which the commitments under the Credit Agreement exceed the usage of such commitments. The Commitment Fee Rate ranges from 0.375% to 0.800% depending on the Company’s Consolidated Leverage Ratio.

The Credit Agreement contains restrictive covenants that, among other things, prohibit distributions upon defined events of default, restrict investments and sales of assets and require the Company to maintain certain financial covenants, including specified financial ratios. A material decrease in revenues could cause the Company to breach certain of its financial covenants. Any such breach could allow the Lenders to accelerate the Company’s debt which would have a material adverse effect on the Company’s business, financial condition or results of operations. The Company’s covenants include a Consolidated Leverage Ratio and a Consolidated Debt Service Coverage Ratio. As of September 30, 2013, the Company was in compliance with all applicable financial covenants.

9.	INCOME TAXES

As of September 30, 2013, the Company’s taxable corporate subsidiaries had federal net operating loss carryforwards of approximately $163.6 million, which will begin to expire in 2019 and $201.8 million in state net operating losses, a portion of which expires annually.

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

The provision for income taxes for the three and nine months ended September 30, 2013 and 2012 is based upon the estimated annual effective tax rates expected to be applicable to the Company for 2013 and 2012, respectively. The Company’s effective tax rate differs from its statutory tax rate primarily because the Company’s legal entity structure includes different tax filing entities, including a significant number of partnerships that are not subject to paying tax.

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

10.	DEFERRED CEMETERY REVENUES, NET

At September 30, 2013 and December 31, 2012, deferred cemetery revenues, net, consisted of the following:

	As of
	September 30,	December 31,
	2013	2012
	(in thousands)
Deferred cemetery revenue	$389,776	$346,621
Deferred merchandise trust revenue	82,002	65,728
Deferred merchandise trust unrealized gains	5,374	600
Deferred pre-acquisition margin	133,583	132,221
Deferred cost of goods sold	(52,762)	(47,309)

Deferred cemetery revenues, net	$557,973	$497,861

Deferred selling and obtaining costs	$85,201	$76,317

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

Leases

At September 30, 2013, the Company was committed to operating lease payments for premises, automobiles and office equipment under various operating leases with initial terms ranging from one to ten years and options to renew at varying terms. Expenses under operating leases were $0.7 million and $2.0 million for the three and nine months ended September 30, 2013, respectively, and $0.6 million and $1.9 million for the three and nine months ended September 30, 2012, respectively.

At September 30, 2013, operating leases will result in future payments in the following approximate amounts from January 1, 2014 and beyond:

(in thousands)
2014	$1,608
2015	1,048
2016	936
2017	891
2018	875
Thereafter	1,927

Total	$7,285

12.	PARTNERS’ CAPITAL

Unit-Based Compensation

The Company has issued to certain key employees and management unit-based compensation in the form of unit appreciation rights and phantom partnership units.

Compensation expense recognized related to unit appreciation rights and restricted phantom unit awards for the three and nine months ended September 30, 2013 and 2012 are summarized in the table below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Unit appreciation rights	$137	$133	$416	$381
Restricted phantom units	211	83	622	244

Total unit-based compensation expense	$348	$216	$1,038	$625

As of September 30, 2013, there was approximately $0.3 million in non-vested unit appreciation rights expense outstanding. These unit appreciation rights will be expensed through the first half of 2017.

The diluted weighted average number of limited partners’ units outstanding presented on the unaudited condensed consolidated statement of operations does not include 306,723 units and 318,134 units for the three and nine months ended September 30, 2013, respectively, as their effects would be anti-dilutive.

Other Unit Issuances

On February 19, 2013, the Company issued 159,635 units in connection with an acquisition. On June 21, 2013 and 2012, the Company issued 4,923 units and 9,853 units, respectively, in connection with an acquisition consummated in the second quarter of 2010. On June 6, 2012, the Company issued 13,720 units in connection with an acquisition consummated in the second quarter of 2012. On July 31, 2012, the Company issued 128,299 units in connection with an acquisition consummated in the third quarter of 2012. See Note 13.

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

Third Quarter 2013 Acquisition

On August 1, 2013, certain subsidiaries of the Company (collectively the “Buyer”) entered into an Asset Purchase and Sale Agreement with Carriage Cemetery Services, Inc. (the “Seller”). Pursuant to the Agreement, the Buyer acquired 1 cemetery in Virginia, including certain related assets, and assumed certain related liabilities. In consideration for the net assets acquired, the Buyer paid the Seller $5.0 million in cash.

The table below reflects the Company’s preliminary assessment of the fair value of net assets acquired and the resulting gain on bargain purchase. These amounts may be retrospectively adjusted as additional information is received.

Preliminary
Assessment
(in thousands)
Assets:
Accounts receivable	$525
Cemetery property	3,900
Property and equipment	1,047
Merchandise trusts, restricted, at fair value	5,461
Perpetual care trusts, restricted, at fair value	5,888

Total assets	16,821

Liabilities:
Merchandise liabilities	1,252
Deferred margin	1,356
Perpetual care trust corpus	5,888
Other liabilities	94
Deferred tax liability	701

Total liabilities	9,291

Fair value of net assets acquired	7,530

Consideration paid	5,000

Gain on bargain purchase	$2,530

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

Final
Assessment
(in thousands)
Assets:
Accounts receivable	$1,005
Cemetery property	6,100
Property and equipment	5,864
Merchandise trusts, restricted, at fair value	11,884
Perpetual care trusts, restricted, at fair value	2,232
Other assets	122
Non-compete agreements	1,777

Total assets	28,984

Liabilities:
Deferred margin	3,746
Merchandise liabilities	3,458
Perpetual care trust corpus	2,232

Total liabilities	9,436

Fair value of net assets acquired	19,548

Consideration paid - cash	20,000
Consideration paid - units	3,500
Fair value of debt assumed for non-compete agreements	1,230

Total consideration paid	24,730

Goodwill from purchase	$5,182

If the acquisitions from 2013 and 2012 had been consummated on January 1, 2012, on a pro forma basis, for the three and nine months ended September 30, 2013 and 2012, consolidated revenues, consolidated net income (loss) and net income (loss) per limited partner unit (basic and diluted) would have been as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Revenue	$61,585	$63,891	$184,497	$191,463
Net income (loss)	(4,037)	1,000	(18,105)	2,848
Net income (loss) per limited partner unit (basic and diluted)	$(.19)	$.05	$(.85)	$.14

These pro forma results are unaudited and have been prepared for comparative purposes only and include certain adjustments such as increased interest on the acquisition of debt and recognition of gains on acquisitions occurring during 2013 in 2012 rather than in the current period. They do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect on January 1, 2012 or of future results of operations of the locations. The Company’s first quarter 2012 acquisition relates to the Amended Operating Agreement as noted above. Therefore, the results of operations for this property have been included in the Company’s results since 2009.

Since their respective dates of acquisition, the properties acquired in 2013 have contributed $1.3 million and $2.8 million of revenue and $0.2 million and $0.5 million of operating profit for the three and nine months ended September 30, 2013, respectively. The properties acquired in the first three quarters of 2012 have contributed $2.5 million and $7.1 million of revenue for the three and nine months ended September 30, 2013, respectively, and $0.1 million of operating profit for both the three and nine months ended September 30, 2013.

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

First and Second Quarter 2013 Settlement

During the nine months ended September 30, 2013 the Company recovered $18.4 million, net of legal fees, costs, and contractual obligations related to the settlement of claims from locations that the Company acquired in 2010 and 2011. Of this amount $6.5 million was contributed directly to the related perpetual care and merchandise trusts on the Company’s behalf. $3.4 million of these direct payments represent a gain on settlement agreement on the unaudited condensed consolidated statement of operations due to an increase in the merchandise trusts not previously accrued for in purchase accounting.

The Company received $11.9 million in cash proceeds from the settlement. Of this amount, $1.7 million and $1.3 million are for the reimbursement of legal fees and are recorded as recoveries to corporate overhead and acquisition related costs, respectively. The remaining proceeds were recorded as a gain on settlement agreement on the unaudited condensed consolidated statement of operations. The total gain on settlement for the nine months ended September 30, 2013 was $12.3 million.

Third Quarter 2013 Agreements with the Archdiocese of Philadelphia

On September 26, 2013, StoneMor Operating, LLC (“Operating Company”), StoneMor Pennsylvania LLC (“StoneMor Pennsylvania”) and StoneMor Pennsylvania Subsidiary LLC (“Subsidiary” and together with the Operating Company and StoneMor Pennsylvania, “Tenant”), each of which is a direct or indirect subsidiary of StoneMor Partners L.P. (“StoneMor”), and the Archdiocese of Philadelphia, an archdiocese governed by Canon Law of the Roman Catholic Church (“Landlord”) entered into a Lease Agreement (the “Lease”) and a Management Agreement (the “Management Agreement”), pursuant to which Tenant will operate 13 cemeteries in Pennsylvania. StoneMor joined the Lease and the Management Agreement as a guarantor of all Tenant’s obligations under this operating arrangement.

Subject to certain closing conditions described below, Landlord agreed to lease to Tenant eight cemetery sites in the Philadelphia area. The Lease granted Tenant a sole and exclusive license (the “License”) to maintain and construct improvements in the operation of the cemeteries and to sell burial rights and all related merchandise and services, subject to the terms and conditions of the Lease. The Management Agreement enabled Tenant, subject to certain closing conditions set forth in the Lease, to serve as the exclusive operator of the remaining five cemeteries.

The term of the Lease and the Management Agreement shall commence (the “Commencement Date”) after the satisfaction or waiver of the Tenant’s and Landlord’s Pre-Commencement Conditions, as such term is defined below, and shall expire on the last day of the month on which the 60th anniversary of the Commencement Date occurs, subject to earlier termination as provided in the Lease (such date, the “Termination Date”). The Lease may be terminated pursuant to the terms of the Lease, including, but not limited to, by notice of termination given by Landlord to Tenant at any time during Lease year 11 (a “Lease Year 11 Termination”) or by either party due to the default or bankruptcy of the other party in accordance with the termination provisions of the Lease. If the Lease is terminated by Landlord or Tenant pursuant to the terms of the Lease, the Management Agreement will also be terminated. The term of the License shall commence on the Commencement Date and shall expire upon the Termination Date, at which time Tenant’s rights under the License shall revert to Landlord.

Tenant shall pay to Landlord an up-front rental payment of $53.0 million (the “Up-Front Rent”) on the Commencement Date. Tenant shall also pay to Landlord aggregate fixed rent of $36.0 million (the “Fixed Rent”) for the Cemeteries in the following amounts:

Lease Years 1-5	None
Lease Years 6-20	$1,000,000 per Lease Year
Lease Years 21-25	$1,200,000 per Lease Year
Lease Years 26- 35	$1,500,000 per Lease Year
Lease Years 36-60	None

The Fixed Rent for Lease Years 6 through 11 (the “Deferred Fixed Rent”) shall be deferred. If Landlord terminates the Lease pursuant to a Lease Year 11 Termination or Tenant terminates the Lease as a result of a Landlord’s default prior to the end of Lease Year 11 (collectively, a “Covered Termination”), the Deferred Fixed Rent shall be forfeited by Landlord and shall be retained by Tenant. If the Lease is not terminated by a Covered Termination, the Deferred Fixed Rent shall become due and payable 30 days after the end of Lease Year 11.

If Landlord terminates the Lease pursuant to a Lease Year 11 Termination, Landlord must repay to Tenant all $53.0 million of the Up-Front Rent. If the Lease is terminated for cause at any time, Landlord must repay to Tenant the unamortized portion of the Up-Front Rent: (i) based on a 60 year amortization schedule if terminated by Tenant due to Landlord’s default and (ii) based on a 30 year amortization schedule if terminated by Landlord due to Tenant’s default.

Each of Tenant and Landlord shall have the right to terminate the Lease after December 31, 2013 (the “Pre-Commencement Expiration Date”) and prior to the Commencement Date if certain conditions are not satisfied. These conditions include, but are not limited to, the Tenant’s obtaining of financing for the Up-Front Rent and the Landlord’s obtaining of internal Archdiocesan approvals for the agreement and approval from the Orphans’ Division of the Court of Common Pleas of Philadelphia County.

If Orphans’ Court approval has not been received by the Pre-Commencement Expiration Date (other than due to receipt of an adverse decision and the exhaustion of all appeals), any party may extend the Pre-Commencement Expiration Date to March 31, 2014. In addition, if StoneMor must include or incorporate by reference any historical financial information of the

Cemeteries, Tenant shall have the right to extend the Pre-Commencement Expiration Date to such date that is 90 days after the date that Landlord provides such historical financial information but in no event beyond June 30, 2014. However, notwithstanding any such extension by Tenant, Tenant shall have the right to terminate the Lease if Landlord has not provided the requested historical financial information by March 31, 2014.

Generally, 51% of gross revenues from any source received by Tenant on account of the Cemeteries but unrelated to customary operations of the Cemeteries less Tenant’s and Landlord’s reasonable costs and expenses applicable to such unrelated activity shall be paid to Landlord as additional rent. In addition, Tenant shall have the right to request from time to time that Landlord sell (to a party that is independent and not an affiliate of StoneMor or any party that is a Tenant) all or portions of undeveloped land at the leased Cemeteries. If Landlord approves the sale of such undeveloped land, Tenant shall pay to Landlord, as additional rent, 51% of the net proceeds of any such sale.

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

Segment information is as follows:

As of and for the three months ended September 30, 2013:

	Cemeteries			Funeral
	Southeast	Northeast	West	Homes	Corporate	Adjustment	Total
	(in thousands)
Revenues
Sales	$24,304	$8,963	$10,440	$—	$—	$(11,230)	$32,477
Service and other	9,200	7,078	8,494	—	—	(6,083)	18,689
Funeral home	—	—	—	12,094	—	(1,721)	10,373

Total revenues	33,504	16,041	18,934	12,094	—	(19,034)	61,539

Costs and expenses
Cost of sales	4,929	1,811	2,202	—	—	(1,840)	7,102
Cemetery	6,787	3,691	4,029	—	—	—	14,507
Selling	7,769	3,081	3,367	—	—	(2,525)	11,692
General and administrative	4,064	1,582	2,256	—	—	—	7,902
Corporate overhead	—	—	—	—	7,997	—	7,997
Depreciation and amortization	575	224	548	859	172	—	2,378
Funeral home	—	—	—	9,161	—	(180)	8,981
Acquisition related costs, net of recoveries	—	—	—	—	243	—	243

Total costs and expenses	24,124	10,389	12,402	10,020	8,412	(4,545)	60,802

Operating profit	$9,380	$5,652	$6,532	$2,074	$(8,412)	$(14,489)	$737

Total assets	$557,308	$306,577	$418,119	$131,750	$35,061	$—	$1,448,815
Amortization of cemetery property	$1,152	$585	$305	$—	$—	$(132)	$1,910
Long lived asset additions	$6,287	$451	$1,477	$362	$15	$—	$8,592
Goodwill	$6,174	$—	$11,948	$29,448	$—	$—	$47,570

As of and for the nine months ended September 30, 2013:

	Cemeteries			Funeral
	Southeast	Northeast	West	Homes	Corporate	Adjustment	Total
	(in thousands)
Revenues
Sales	$70,941	$27,664	$32,483	$—	$—	$(36,332)	$94,756
Service and other	28,779	19,382	24,238	—	—	(16,049)	56,350
Funeral home	—	—	—	36,904	—	(4,437)	32,467

Total revenues	99,720	47,046	56,721	36,904	—	(56,818)	183,573

Costs and expenses
Cost of sales	14,704	6,336	5,801	—	—	(5,737)	21,104
Cemetery	19,746	10,809	12,145	—	—	—	42,700
Selling	22,913	9,675	10,128	—	833	(8,415)	35,134
General and administrative	12,266	4,774	6,342	—	—	—	23,382
Corporate overhead	—	—	—	—	21,657	—	21,657
Depreciation and amortization	1,688	679	1,613	2,268	911	—	7,159
Funeral home	—	—	—	27,582	—	(501)	27,081
Acquisition related costs, net of recoveries	—	—	—	—	901	—	901

Total costs and expenses	71,317	32,273	36,029	29,850	24,302	(14,653)	179,118

Operating profit	$28,403	$14,773	$20,692	$7,054	$(24,302)	$(42,165)	$4,455

Total assets	$557,308	$306,577	$418,119	$131,750	$35,061	$—	$1,448,815
Amortization of cemetery property	$3,182	$1,943	$866	$—	$—	$(470)	$5,521
Long lived asset additions	$8,613	$1,710	$2,735	$9,287	$763	$—	$23,108
Goodwill	$6,174	$—	$11,948	$29,448	$—	$—	$47,570

As of and for the three months ended September 30, 2012:

	Cemeteries			Funeral
	Southeast	Northeast	West	Homes	Corporate	Adjustment	Total
	(in thousands)
Revenues
Sales	$24,723	$8,087	$9,420	$—	$—	$(8,107)	$34,123
Service and other	9,084	6,108	8,045	—	—	(3,989)	19,248
Funeral home	—	—	—	9,603	—	(777)	8,826

Total revenues	33,807	14,195	17,465	9,603	—	(12,873)	62,197

Costs and expenses
Cost of sales	5,208	2,156	1,628	—	52	(1,398)	7,646
Cemetery	6,635	3,574	4,042	—	1	—	14,252
Selling	7,356	2,762	2,875	—	163	(1,866)	11,290
General and administrative	3,694	1,486	1,828	—	7	—	7,015
Corporate overhead	—	—	—	—	6,546	—	6,546
Depreciation and amortization	513	220	551	529	386	—	2,199
Funeral home	—	—	—	7,161	—	(65)	7,096
Acquisition related costs, net of recoveries	—	—	—	—	1,085	—	1,085

Total costs and expenses	23,406	10,198	10,924	7,690	8,240	(3,329)	57,129

Operating profit	$10,401	$3,997	$6,541	$1,913	$(8,240)	$(9,544)	$5,068

Total assets	$512,446	$297,736	$393,685	$104,914	$21,156	$—	$1,329,937
Amortization of cemetery property	$1,396	$526	$275	$—	$—	$108	$2,305
Long lived asset additions	$6,641	$1,133	$684	$8,023	$64	$—	$16,545
Goodwill	$6,174	$—	$11,948	$22,105	$—	$—	$40,227

As of and for the nine months ended September 30, 2012:

	Cemeteries			Funeral
	Southeast	Northeast	West	Homes	Corporate	Adjustment	Total
	(in thousands)
Revenues
Sales	$69,415	$26,090	$29,743	$—	$—	$(25,988)	$99,260
Service and other	27,867	19,820	22,940	—	—	(12,213)	58,414
Funeral home	—	—	—	27,065	—	(1,447)	25,618

Total revenues	97,282	45,910	52,683	27,065	—	(39,648)	183,292

Costs and expenses
Cost of sales	14,471	5,857	5,031	—	104	(4,161)	21,302
Cemetery	19,085	10,453	12,280	—	1	—	41,819
Selling	22,072	9,220	9,482	—	995	(5,569)	36,200
General and administrative	11,130	4,499	5,751	—	23	—	21,403
Corporate overhead	—	—	—	—	20,905	—	20,905
Depreciation and amortization	1,559	660	1,666	1,667	1,207	—	6,759
Funeral home	—	—	—	20,648	—	(181)	20,467
Acquisition related costs, net of recoveries	—	—	—	—	2,198	—	2,198

Total costs and expenses	68,317	30,689	34,210	22,315	25,433	(9,911)	171,053

Operating profit	$28,965	$15,221	$18,473	$4,750	$(25,433)	$(29,737)	$12,239

Total assets	$512,446	$297,736	$393,685	$104,914	$21,156	$—	$1,329,937
Amortization of cemetery property	$3,397	$1,939	$844	$—	$—	$105	$6,285
Long lived asset additions	$11,435	$2,490	$3,889	$8,361	$670	$—	$26,845
Goodwill	$6,174	$—	$11,948	$22,105	$—	$—	$40,227

Results of individual business units are presented based on our management accounting practices and management structure. There is no comprehensive, authoritative body of guidance for management accounting equivalent to GAAP; therefore, the financial results of individual business units are not necessarily comparable with similar information for any other company. The management accounting process uses assumptions and allocations to measure performance of the business units. Methodologies are refined from time to time as management accounting practices are enhanced and businesses change. Revenues and associated expenses are not deferred in accordance with SAB No. 104; therefore, the deferral of these revenues and expenses is provided in the adjustment column to reconcile the Company’s managerial financial statements to those prepared in accordance with GAAP. Pre-need sales revenues included within the sales category consist primarily of the sale of burial lots, burial vaults, mausoleum crypts, grave markers and memorials, and caskets. Management accounting practices included in the Southeast, Northeast, and Western Regions reflect these pre-need sales when contracts are signed by the customer and accepted by the Company. Pre-need sales reflected in the unaudited condensed consolidated financial statements, prepared in accordance with GAAP, recognize revenues for the sale of burial lots and mausoleum crypts when the product is constructed and at least 10% of the sales price is collected. With respect to the other products, the unaudited condensed consolidated financial statements prepared under GAAP recognize sales revenues when the criteria for delivery under SAB No. 104 are met. These criteria include, among other things, purchase of the product, delivery and installation of the product in the ground, and transfer of title to the customer. In each case, costs are accrued in connection with the recognition of revenues; therefore, the unaudited condensed consolidated financial statements reflect Deferred Cemetery Revenue, Net, and Deferred Selling and Obtaining Costs on the unaudited condensed consolidated balance sheet, whereas the Company’s management accounting practices exclude these items.

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

The following table displays the Company’s assets measured at fair value as of September 30, 2013 and December 31, 2012.

As of September 30, 2013

Merchandise Trust

	Level 1	Level 2	Total
	(in thousands)
Assets
Short-term investments	$42,789	$—	$42,789
Fixed maturities:
U.S. government and federal agency	—	—	—
U.S. state and local government agency	—	—	—
Corporate debt securities	—	9,077	9,077
Other debt securities	—	5,449	5,449

Total fixed maturity investments	—	14,526	14,526

Mutual funds - debt securities	111,895	—	111,895
Mutual funds - equity securities - real estate sector	50,817	—	50,817
Mutual funds - equity securities - energy sector	—	—	—
Mutual funds - equity securities - MLP’s	34,855	—	34,855
Mutual funds - equity securities - other	69,445	—	69,445
Equity securities:
Preferred REIT’s	—	—	—
Master limited partnerships	51,207	—	51,207
Global equity securities	27,165	—	27,165
Other invested assets	—	4,793	4,793

Total	$388,173	$19,319	$407,492

Perpetual Care Trust

	Level 1	Level 2	Total
	(in thousands)
Assets
Short-term investments	$13,971	$—	$13,971
Fixed maturities:
U.S. government and federal agency	375	—	375
U.S. state and local government agency	—	—	—
Corporate debt securities	—	24,070	24,070
Other debt securities	—	371	371

Total fixed maturity investments	375	24,441	24,816

Mutual funds - debt securities	116,426	—	116,426
Mutual funds - equity securities - real estate sector	42,328	—	42,328
Mutual funds - equity securities - energy sector	14,272	—	14,272
Mutual funds - equity securities - MLP’s	42,231	—	42,231
Mutual funds - equity securities - other	12,380	—	12,380
Equity securities:
Preferred REIT’s	—	—	—
Master limited partnerships	35,202	—	35,202
Global equity securities	849	—	849
Other invested assets	—	291	291

Total	$278,034	$24,732	$302,766

As of December 31, 2012

Merchandise Trust

	Level 1	Level 2	Total
	(in thousands)
Assets
Short-term investments	$27,890	$—	$27,890
Fixed maturities:
U.S. government and federal agency	—	—	—
U.S. state and local government agency	—	—	—
Corporate debt securities	—	8,714	8,714
Other debt securities	—	4,317	4,317

Total fixed maturity investments	—	13,031	13,031

Mutual funds - debt securities	107,921	—	107,921
Mutual funds - equity securities - real estate sector	51,986	—	51,986
Mutual funds - equity securities - energy sector	5,666	—	5,666
Mutual funds - equity securities - MLP’s	29,336	—	29,336
Mutual funds - equity securities - other	58,082	—	58,082
Equity securities:
Preferred REIT’s	563	—	563
Master limited partnerships	42,410	—	42,410
Global equity securities	24,434	—	24,434
Other invested assets	—	7,097	7,097

Total	$348,288	$20,128	$368,416

Perpetual Care Trust

	Level 1	Level 2	Total
	(in thousands)
Assets
Short-term investments	$21,419	$—	$21,419
Fixed maturities:
U.S. government and federal agency	512	—	512
U.S. state and local government agency	—	—	—
Corporate debt securities	—	23,291	23,291
Other debt securities	—	371	371

Total fixed maturity investments	512	23,662	24,174

Mutual funds - debt securities	107,188	—	107,188
Mutual funds - equity securities - real estate sector	42,365	—	42,365
Mutual funds - equity securities - energy sector	13,061	—	13,061
Mutual funds - equity securities - MLP’s	34,805	—	34,805
Mutual funds - equity securities - other	8,981	—	8,981
Equity securities:
Preferred REIT’s	486	—	486
Master limited partnerships	28,693	—	28,693
Global equity securities	726	—	726
Other invested assets	—	415	415

Total	$258,236	$24,077	$282,313

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

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, including, but not limited to, information regarding the status and progress of our operating activities, the plans and objectives of our management, assumptions regarding our future performance and plans, and any financial guidance provided, as well as certain information in our other filings with the SEC and elsewhere are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “project,” “expect,” “predict” and similar expressions identify these forward-looking statements. These forward-looking statements are made subject to certain risks and uncertainties that could cause actual results to differ materially from those stated or implied, including, but not limited to, the following: uncertainties associated with future revenue and revenue growth; the effect of the current economic downturn; the impact of our significant leverage on our operating plans; our ability to service our debt and pay distributions; the decline in the fair value of certain equity and debt securities held in our trusts; our ability to attract, train and retain an adequate number of sales people; uncertainties associated with the volume and timing of pre-need sales of cemetery services and products; increased use of cremation; changes in the death rate; changes in the political or regulatory environments, including potential changes in tax accounting and trusting policies; our ability to successfully implement a strategic plan relating to achieving operating improvements, strong cash flows and further deleveraging; our ability to successfully compete in the cemetery and funeral home industry; uncertainties associated with the integration or anticipated benefits of our recent acquisitions or any future acquisitions; our ability to complete and fund additional acquisitions; our ability to complete and fund the transaction with the Archdiocese of Philadelphia; litigation or legal proceedings that could expose us to significant liabilities and damage our reputation ;our ability to maintain effective disclosure controls and procedures and internal control over financial reporting; the effects of cyber security attacks due to our significant reliance on information technology; uncertainties relating to the financial condition of third-party insurance companies that fund our pre-need funeral contracts; and various other uncertainties associated with the death care industry and our operations in particular.

When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (“2012 Form 10-K”) and our other reports filed with the SEC. Except as required under applicable law, we assume no obligation to update or revise any forward-looking statements made herein or any other forward-looking statements made by us, whether as a result of new information, future events or otherwise.

Organization

We were organized on April 2, 2004 to own and operate the cemetery and funeral home business conducted by Cornerstone and its subsidiaries. On September 20, 2004, in connection with our initial public offering of common units representing limited partner interests, Cornerstone contributed to us substantially all of its assets, liabilities and businesses, and then converted into CFSI LLC, a limited liability company. Cornerstone had been founded in 1999 by members of our management team and a private equity investment firm in order to acquire a group of 123 cemetery properties and 4 funeral homes. Since that time, Cornerstone, succeeded by us, has acquired additional cemeteries and funeral homes, entered into long term cemetery operating agreements, built funeral homes, and sold cemeteries and funeral homes, resulting in the operation of 277 cemeteries and 90 funeral homes as of September 30, 2013.

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

Overview

Cemetery Operations

We are currently the second largest owner and operator of cemeteries in the United States. As of September 30, 2013, we operated 277 cemeteries in 27 states and Puerto Rico. We own 259 of these cemeteries, and we operate the remaining 18 under management or operating agreements with the nonprofit cemetery corporations that own the cemeteries. As a result of the agreements, other control arrangements and applicable accounting rules, we have treated 16 of these cemeteries as acquisitions for accounting purposes.

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

We sell cemetery products and services both at the time of death, which we refer to as at-need, and prior to the time of death, which we refer to as pre-need. Revenues from cemetery operations accounted for approximately 83.1% and 82.3% of our total revenues during the three and nine months ended September 30, 2013 as compared to 85.8% and 86.0% during the same periods last year.

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

Pre-need Sales

As previously noted we do not recognize revenue on pre-need sales of merchandise and services until we have delivered the merchandise or performed the services. Accordingly, deferred revenues from pre-need sales and related merchandise trust earnings are reflected as a liability on our unaudited condensed consolidated balance sheet in deferred cemetery revenues, net.

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

Contracts related to pre-need installment sales are usually for a period not to exceed 60 months, with payments of principal and interest required. Pre-need sales contracts normally contain provisions for both principal and interest. For those contracts that do not bear a market rate of interest, we impute such interest based upon the prime rate plus 150 basis points, which resulted in a rate of 4.75% for the three and nine months ended September 30, 2013 and 2012.

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

Funeral Home Operations

As of September 30, 2013, we owned and operated 90 funeral homes. These properties are located in 18 states and Puerto Rico. Forty-one of our funeral homes are located on the grounds of cemeteries that we own.

We derive revenues at our funeral homes from the sale of funeral home merchandise, including caskets and related funeral merchandise, and services, including removal and preparation of remains, the use of our facilities for visitation, worship and performance of funeral services and transportation services. We sell these services and merchandise generally at the time of need utilizing salaried licensed funeral directors. Funeral home revenues accounted for approximately 16.9% and 17.7% of our total revenues during the three and nine months ended September 30, 2013 as compared to 14.2% and 14.0% during the same periods last year.

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

2013 Developments

Significant business developments for the nine months ended September 30, 2013 include the following:

•	Our federal income tax return for the year ended 2010 was audited by the Internal Revenue Service (“IRS”). The scope of this audit included an audit of our qualifying income. In order to be treated as a partnership for federal income tax purposes, at least 90% of our gross income must be qualifying income. The IRS concluded its audit and notified us on April 11, 2013 that it was not proposing any adjustments to our return as filed.

•	On February 19, 2013, we entered into the First Amendment to the Third Amended and Restated Credit Agreement which increased the total availability under the Credit Facility by $10.0 million to a total of $140.0 million. See Liquidity and Capital Resources for further discussion.

•	On February 19, 2013, we entered into an Asset Purchase and Sale Agreement to purchase certain assets and assume certain liabilities of six funeral homes in Florida. In consideration for the net assets acquired, we paid $9.1 million in cash, issued $3.6 million in common units, issued an unsecured promissory note in the amount of $3.0 million that is payable on February 19, 2014 and we will pay an additional aggregate amount of $1.2 million in six equal annual installments commencing on February 19, 2014 in exchange for a non-compete agreement.

•	On March 26, 2013, we completed our most recent follow-on public offering of 1,610,000 common units at a price of $25.35 per unit. Net proceeds of the offering, after deducting underwriting discounts and offering expenses, were approximately $38.4 million. The proceeds were used to pay off debt on our Credit Facility.

•	On May 28, 2013, we completed an offering of $175.0 million aggregate principal amount of 7.875% Senior Notes due 2021 at 97.832% of par. The net proceeds from the debt offering were used to pay the tender offer consideration and redeem our outstanding 10.25% Senior Notes due 2017, in aggregate, and the remaining proceeds were used for general corporate purposes.

•	On June 18, 2013, we entered into the Third Amendment to the Third Amended and Restated Credit Agreement, which increased our Consolidated Leverage Ratio to 4.00 to 1.0 through December 31, 2013, 3.875 at March 31, 2014, and 3.750 thereafter. The amendment also increased the ranges of the rates to 3.00%, 4.00%, and .800% for base rate loans, Eurodollar rate loans and letter of credit fees, and commitment fees, respectively, when the Consolidated Leverage Ratio is greater than or equal to 3.75 to 1.0. See Liquidity and Capital Resources for further discussion.

•	On August 1, 2013, we entered into an Asset Purchase and Sale Agreement to purchase certain assets and assume certain liabilities of one cemetery in Virginia. In consideration for the net assets acquired, we paid $5.0 million in cash.

•	On September 26, 2013, the Operating Company, StoneMor Pennsylvania and StoneMor Pennsylvania Subsidiary LLC (collectively, the “Tenant”), each of which is our direct or indirect subsidiary, and the Archdiocese of Philadelphia, an archdiocese governed by Canon Law of the Roman Catholic Church as the Landlord, entered into the Lease and the Management Agreement, pursuant to which Tenant will operate 13 cemeteries in Pennsylvania. We joined the Lease and the Management Agreement as a guarantor of all Tenant’s obligations under this operating arrangement. The closing of the transaction is contingent, among other matters, upon us obtaining financing for an upfront rental payment of $53.0 million. For more details, see Note 13 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Current Market Conditions and Economic Developments

In general, the financial markets have trended upward since the beginning of 2012. As of September 30, 2013, the market value of the assets in our merchandise trusts exceeded their amortized cost by 1.3%, which is an improvement from December 31, 2012 when the market value of the assets exceeded their amortized cost by 0.2%. As of September 30, 2013, the market value of the assets in our perpetual care trusts exceeded their amortized cost by 7.1% which is an improvement from December 31, 2012 when the market value of the assets exceeded their amortized cost by 5.8%.

As of September 30, 2013, the majority of our long-term debt consisted of $175.0 million in Senior Notes due in 2021 and $99.5 million of borrowings on our Credit Facility which expires in 2017. As of September 30, 2013, we had an unused line of $40.5 million under our Credit Agreement. Further, on March 26, 2013, we raised capital via a follow-on public offering of our common units, representing a limited partnership interest in us.

The value of pre-need and at-need contracts written has continued to grow to $66.7 million and $201.9 million for the three and nine months ended September 30, 2013 as compared to $65.1 million and $192.2 million during the same periods last year.

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

We have two primary debt covenants that are dependent upon our financial results, the Consolidated Leverage Ratio and the Consolidated Debt Service Coverage Ratio. The Consolidated Leverage Ratio relates to the ratio of Consolidated Funded Indebtedness to Consolidated EBITDA. Our Consolidated Leverage Ratio was 3.62 at September 30, 2013 compared to a maximum allowed ratio of 4.00. For the quarter ended September 30, 2013, the Consolidated Leverage Ratio was calculated by reducing debt for an $11.0 million payment that occurred just subsequent to the end of the quarter, but was initiated just prior to the end of the quarter using available cash on hand. Absent this $11.0 million payment, the Consolidated Leverage Ratio would have been 3.77. The Consolidated Debt Service Coverage Ratio relates to the ratio of Consolidated EBITDA to Consolidated Debt Service. Our Consolidated Debt Service Coverage Ratio was 3.56 at September 30, 2013 compared to a minimum allowed ratio of 2.50.

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

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Cemetery Segments

Cemetery Operations – Southeast

In 2012 and 2013 we made five acquisitions in our Cemetery Operations – Southeast segment. Of these acquisitions, 4 occurred during the third quarter of 2012 and 1 occurred during the third quarter of 2013. Therefore, the results of operations for these properties have either a lesser or no impact on the results for the three months ended September 30, 2012, but are included in the results for the three months ended September 30, 2013. Absent these acquired properties, our revenues for the three months ended September 30, 2013 would have declined approximately 3.0% compared to the same period last year. These acquisitions are also contributing more than one-half of the increase in costs and expenses.

The table below compares the results of operations for our Cemetery Operations – Southeast for the three months ended September 30, 2013 to the same period last year:

	Three months ended September 30,
	2013	2012	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Total revenues	$33,504	$33,807	$(303)	-0.9%
Total costs and expenses	24,124	23,406	718	3.1%

Operating profit	$9,380	$10,401	$(1,021)	-9.8%

Revenues

The decrease in revenues was primarily related to a decrease of $0.5 million in the value of pre-need contracts written. This decrease was offset by increases of $0.1 million in both the value of at-need contracts written and income from our trusts. Our investment results can vary from period to period based on a number of factors including realized income and the timing of the recognition of gains within the trusts.

Total costs and expenses

The net increase in costs and expenses was primarily related to:

•	A $0.3 million decrease in cost of goods sold relative to the decrease in the value of contracts written.

•	A $0.2 million increase in cemetery expenses primarily due to increases in labor costs.

•	A $0.4 million increase in selling expenses primarily attributable to an increase in advertising and solicitation costs.

•	A $0.4 million increase in general and administrative expenses primarily due to an increase of $0.2 million in insurance costs, with the remaining increase due to general office costs.

Cemetery Operations – Northeast

The table below compares the results of operations for our Cemetery Operations – Northeast for the three months ended September 30, 2013 to the same period last year:

	Three months ended September 30,
	2013	2012	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Total revenues	$16,041	$14,195	$1,846	13.0%
Total costs and expenses	10,389	10,198	191	1.9%

Operating profit	$5,652	$3,997	$1,655	41.4%

Revenues

The increase in revenues was primarily caused by increases in pre-need revenues of $1.0 million and income from our trusts of $1.4 million, partially offset by a decrease of $0.6 million in interest and other income. Our investment results can vary from period to period based on a number of factors including realized income and the timing of the recognition of gains within the trusts.

Total costs and expenses

The net increase in costs and expenses was primarily related to:

•	A $0.3 million decrease in cost of goods sold primarily attributable to changes in product mix.

•	A $0.1 million increase in cemetery expenses primarily attributable to increases in repair and maintenance costs.

•	A $0.3 million increase in selling expenses primarily due to increases in commissions and advertising costs.

•	A $0.1 million increase in general and administrative expenses primarily due to increases in insurance and personnel costs.

Cemetery Operations – West

The table below compares the results of operations for our Cemetery Operations – West for the three months ended September 30, 2013 to the same period last year:

	Three months ended September 30,
	2013	2012	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Total revenues	$18,934	$17,465	$1,469	8.4%
Total costs and expenses	12,402	10,924	1,478	13.5%

Operating profit	$6,532	$6,541	$(9)	-0.1%

Revenues

The increase in revenues was primarily related to an overall net increase in the value of contracts written of $0.9 million and income from our trusts of $1.1 million. The $0.9 million increase in contract revenues was comprised of an increase of $1.2 million in the value of pre-need contracts, partially offset by a $0.3 million decrease in the value of at-need contracts written. The increases were offset by a decrease of $0.5 million in interest and other income. Our investment results can vary from period to period based on a number of factors including realized income and the timing of the recognition of gains within the trusts.

Total costs and expenses

The increase in costs and expenses was primarily related to:

•	A $0.6 million increase in cost of goods sold attributable to the corresponding increase in the value of contracts written.

•	A $0.5 million increase in selling expenses primarily due to increases of $0.2 million in commissions and personnel expenses, $0.2 million in advertising and solicitation costs, and $0.1 million in travel costs.

•	A $0.4 million increase in general and administrative expenses primarily due to increases in insurance costs, personnel costs, and professional fees of $0.1 million each, with the remaining increase due to general office costs.

Funeral Home Segment

In 2012 and 2013 we acquired several funeral homes. The results of operations for 9 properties acquired during the third quarter of 2012, 1 property acquired during the fourth quarter of 2012 and 6 properties acquired during the first quarter of 2013 have either a lesser or no impact on the results for the three months ended September 30, 2012, but are included in the results for the three months ended September 30, 2013. These additions are responsible for the majority of the increases to revenues and costs and expenses for this segment.

The table below compares the results of operations for our Funeral Home segment for the three months ended September 30, 2013 to the same period last year:

	Three months ended September 30,
	2013	2012	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Total revenues	$12,094	$9,603	$2,491	25.9%
Total costs and expenses	10,020	7,690	2,330	30.3%

Operating profit	$2,074	$1,913	$161	8.4%

Revenues

The increase in revenues was primarily attributable to a $1.7 million increase in pre-need revenues, a $0.4 million increase in at-need revenues and a $0.4 million increase in other revenues.

Total costs and expenses

The increase in costs and expenses was primarily attributable to increases of $1.0 million in personnel expenses, $0.5 million in merchandise costs, $0.1 million in advertising, $0.2 million in facility related costs and $0.3 million in depreciation and amortization expense, with the remainder attributable to various increases in general and administrative and other expense categories.

Corporate Segment

The table below compares expenses incurred by the Corporate segment for the three months ended September 30, 2013 to the same period last year:

	Three months ended September 30,
	2013	2012	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Selling, cemetery and general and administrative expenses	$—	$223	$(223)	-100.0%
Depreciation and amortization	172	386	(214)	-55.4%
Acquisition related costs, net of recoveries	243	1,085	(842)	-77.6%
Corporate expenses
Corporate personnel expenses	3,145	3,001	144	4.8%
Other corporate expenses	4,852	3,545	1,307	36.9%

Total corporate overhead	7,997	6,546	1,451	22.2%

Total corporate expenses	$8,412	$8,240	$172	2.1%

The increase in corporate expenses was primarily driven by an increase in corporate overhead offset by a decrease in acquisition related and corporate office support costs. The increase in corporate overhead was primarily driven by an increase of $0.9 million in professional fees and $0.1 million in personnel costs, with the remainder attributable to varied corporate expenses. Acquisition related costs will vary from period to period depending on the amount of acquisition activity that takes place.

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

The table below analyzes results of operations and the changes therein for the three months ended September 30, 2013 as compared to the same period last year. The table is structured so that our readers can determine whether changes were based upon changes in the level of merchandise and services and other revenues generated during each period and/ or changes in the timing of when merchandise and services were delivered:

	Three months ended September 30, 2013			Three months ended September 30, 2012
	(in thousands)			(in thousands)
	Segment Results (non-GAAP)	GAAP Adjustments	GAAP Results	Segment Results (non-GAAP)	GAAP Adjustments	GAAP Results	Change in GAAP results ($)	Change in GAAP results (%)
Revenues
Pre-need cemetery revenues	$34,642	$(10,124)	$24,518	$32,976	$(7,211)	$25,765	$(1,247)	-4.8%
At-need cemetery revenues	19,052	(1,325)	17,727	19,256	(1,218)	18,038	(311)	-1.7%
Investment income from trusts	12,411	(6,015)	6,396	9,809	(4,023)	5,786	610	10.5%
Interest income	1,484	—	1,484	1,238	—	1,238	246	19.9%
Funeral home revenues	12,094	(1,721)	10,373	9,603	(777)	8,826	1,547	17.5%
Other cemetery revenues	890	151	1,041	2,188	356	2,544	(1,503)	-59.1%

Total revenues	80,573	(19,034)	61,539	75,070	(12,873)	62,197	(658)	-1.1%

Costs and expenses
Cost of goods sold	8,942	(1,840)	7,102	9,044	(1,398)	7,646	(544)	-7.1%
Cemetery expense	14,507	—	14,507	14,252	—	14,252	255	1.8%
Selling expense	14,217	(2,525)	11,692	13,156	(1,866)	11,290	402	3.6%
General and administrative expense	7,902	—	7,902	7,015	—	7,015	887	12.6%
Corporate overhead	7,997	—	7,997	6,546	—	6,546	1,451	22.2%
Depreciation and amortization	2,378	—	2,378	2,199	—	2,199	179	8.1%
Funeral home expense	9,161	(180)	8,981	7,161	(65)	7,096	1,885	26.6%
Acquisition related costs, net of recoveries	243	—	243	1,085	—	1,085	(842)	-77.6%

Total costs and expenses	65,347	(4,545)	60,802	60,458	(3,329)	57,129	3,673	6.4%

Operating profit	$15,226	$(14,489)	$737	$14,612	$(9,544)	$5,068	$(4,331)	-85.5%

Revenues

Pre-need cemetery revenues were $24.5 million for the three months ended September 30, 2013, a decrease of $1.3 million, or 4.8%, as compared to $25.8 million during the same period last year. The decrease was the result of an increase of $1.6 million in the value of cemetery contracts written, offset by an increase of $2.9 million in deferred revenue.

At-need cemetery revenues were $17.7 million for the three months ended September 30, 2013, a decrease of $0.3 million, or 1.7%, as compared to $18.0 million during the same period last year. The decrease was primarily caused by a decrease of $0.2 million in the value of cemetery contracts written and an increase of $0.1 million in deferred revenue.

Investment income from trusts was $6.4 million for the three months ended September 30, 2013, an increase of $0.6 million, or 10.5%, as compared to $5.8 million during the same period last year. On a segment basis, we had an increase of $2.6 million primarily related to an increase in realized gains on our investments, which was offset by a $2.0 million increase in funds for which we have not met the requirements that would allow us to recognize them as revenue.

Interest income on accounts receivable was $1.5 million for the three months ended September 30, 2013, an increase of $0.3 million, or 19.9%, as compared to $1.2 million during the same period last year.

Funeral home revenues were $10.4 million for the three months ended September 30, 2013, an increase of $1.6 million, or 17.5%, as compared to $8.8 million during the same period last year. The increase was primarily caused by an increase of $2.5 million in the value of contracts written and other revenue, which was offset by an increase of $0.9 million in deferred revenue. The increase in the value of contracts written was primarily attributable to funeral home acquisitions that occurred during and after the third quarter of 2012.

Other cemetery revenues were $1.0 million for the three months ended September 30, 2013, a decrease of $1.5 million, or 59.1%, as compared to $2.5 million during the same period last year.

Costs and Expenses

Cost of goods sold was $7.1 million for the three months ended September 30, 2013, a decrease of $0.5 million, or 7.1%, as compared to $7.6 million during the same period last year. The ratio of cost of goods sold to pre-need and at-need cemetery revenues was 16.8% during the three months ended September 30, 2013 as compared to 17.5% during the same period last year. The change in the ratio primarily relates to changes in product mix.

Cemetery expenses were $14.5 million during the three months ended September 30, 2013, an increase of $0.2 million, or 1.8%, compared to $14.3 million during the same period last year. Within this category, there were increases of $0.3 million in labor costs and $0.2 million in repair and maintenance expenses, partially offset by a decrease of $0.2 million in real estate taxes and a net decrease of $0.1 million in utility and other miscellaneous cemetery costs. Cemetery expenses relate to the current costs of managing and maintaining our cemetery properties. These costs are expensed as incurred and are not deferred. Accordingly, from a margin standpoint, the most effective gauge of measuring cemetery expenses is as a ratio of segment level pre-need and at-need cemetery revenues. Changes in this ratio give an indication of our ability to manage and control our operating costs relative to our overall cemetery operations. An increase in the ratio indicates that expense increases related to the operation and maintenance of our cemetery properties exceeded increases in the value of contracts written, while a decrease in the ratio indicates that expense growth did not exceed increases in the value of contracts written. In the short-term, this ratio can be positively or negatively impacted by our acquisitions, including such factors as how long it takes us to fully implement our pre-need sales programs and whether there are any unanticipated costs. Over the long-term, we would expect this ratio to slightly decline as many of the expenses in this category are fixed in nature. The ratio of cemetery expenses to segment level pre-need and at-need cemetery revenues was 27.0% during the three months ended September 30, 2013 as compared to 27.3% during the same period last year.

Selling expenses were $11.7 million during the three months ended September 30, 2013, an increase of $0.4 million, or 3.6%, as compared to $11.3 million during the same period last year. The expense increase was primarily caused by increases of $0.3 million in commission and payroll related expenses, $0.2 million in travel costs and $0.6 million in advertising and solicitation costs, offset by an increase of $0.7 million in deferred selling expenses. The ratio of selling expenses to cemetery revenues was 27.7% during the three months ended September 30, 2013 as compared to 25.8% during the same period last year. This ratio gives some indication of how effectively the money we invest in selling efforts is translating into sales. However, the majority of our selling expenses are directly related to sales commissions and bonuses, which would be directly related to changes in the value of pre-need and at-need contracts written. As a result, we would expect this ratio to remain fairly consistent.

General and administrative expenses were $7.9 million during the three months ended September 30, 2013, an increase of $0.9 million, or 12.6%, compared to $7.0 million during the same period last year. The majority of the increase was due to increases of $0.3 million in insurance costs, $0.3 million in personnel costs and $0.1 million in professional fees. General and administrative expenses are expensed as incurred and are not deferred. Accordingly, from a margin standpoint, the most effective gauge of measuring general and administrative expenses is as a ratio of segment level pre-need and at-need cemetery revenues. Changes in this ratio give an indication of our ability to manage and control our general and administrative costs relative to our overall cemetery operations. An increase in the ratio indicates that general and administrative percentage expense increases related to our cemetery properties exceeded percent increases in the value of contracts written, while a decrease in the ratio indicates that expense growth on a percentage basis did not exceed percentage increases in the value of contracts written. In the short-term, this ratio can be positively or negatively impacted by our acquisitions, including such factors as how long it takes us to fully implement our pre-need sales programs and whether there are any unanticipated costs. Over the long-term, we would expect this ratio to slightly decrease as many of the expenses in this category are fixed in nature. The ratio of general and administrative expenses to segment level pre-need and at-need cemetery revenues was 14.7% during the three months ended September 30, 2013 as compared to 13.4% during the same period last year.

Total corporate overhead was $8.0 million for the three months ended September 30, 2013, an increase of $1.5 million, or 22.2% compared to $6.5 million during the same period last year. The increase was primarily attributable to increases of $0.9 million in professional fees and $0.1 million in personnel costs, with the remainder attributable to varied corporate expenses.

Depreciation and amortization was $2.4 million during the three months ended September 30, 2013, an increase of $0.2 million, or 8.1%, as compared to $2.2 million during the same period last year. The increase was primarily due to additional depreciation and amortization from our recent acquisitions.

Funeral home expenses were $9.0 million for the three months ended September 30, 2013, an increase of $1.9 million, or 26.6%, compared to $7.1 million during the same period last year. The increase was primarily driven by our most recent acquisitions and was attributable to segment level increases of $1.0 million in personnel expenses, $0.5 million in merchandise costs, $0.1 million in advertising, and $0.2 million in facility related costs, with the remaining increase attributable to various increases in general and other expense categories, partially offset by an increase of $0.1 million in deferred funeral home expenses.

Acquisition related costs were $0.2 million for the three months ended September 30, 2013, a decrease of $0.9 million, or 77.6%, as compared to $1.1 million during the same period last year. These costs will vary from period to period depending on the amount of acquisition activity that takes place.

Non-segment Allocated Results

Certain statement of operations amounts are not allocated to segment operations. These amounts are those line items that can be found on our unaudited condensed consolidated statement of operations below operating profit and above net income (loss).

The table below summarizes these items and the changes between the three months ended September 30, 2013 and 2012:

	Three months ended September 30,
	2013	2012	Change ($)	Change (%)
	(in thousands)
Gain on acquisitions	$2,530	$—	$2,530	100.0%
Interest expense	5,193	5,273	(80)	-1.5%
Income tax benefit	$(442)	$(1,266)	$824	-65.1%

The gain on acquisition recorded during the three months ended September 30, 2013 relates to our third quarter 2013 acquisition.

Interest expense has decreased during the three months ended September 30, 2013 as compared to the same period last year. This decrease is primarily caused by reductions in interest rates on our Senior Notes and the borrowings on our Credit Facility, offset by an increase in the aggregate principal amount outstanding on those debt instruments. Average amounts outstanding under our Credit Facility were $101.2 million and $83.2 million during the three months ended September 30, 2013 and 2012, respectively.

We had an income tax benefit of $0.4 million for the three months ended September 30, 2013, as compared to $1.3 million during the same period last year. Our effective tax rate differs from our statutory tax rate primarily because our legal entity structure includes different tax filing entities, including a significant number of partnerships that are not subject to paying tax.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Cemetery Operations – Southeast

In 2012 and 2013 we made five acquisitions in our Cemetery Operations – Southeast segment. Of these acquisitions, 4 occurred during the third quarter of 2012 and 1 occurred during the third quarter of 2013. Therefore, the results of operations for the acquired properties have either a lesser or no impact on the results for the nine months ended September 30, 2012, but are included in the results for the nine months ended September 30, 2013. These additions are responsible for all of the increases to revenues and approximately two-thirds of the increase to costs and expenses for this segment.

The table below compares the results of operations for our Cemetery Operations – Southeast for the nine months ended September 30, 2013 to the same period last year:

	Nine months ended September 30,
	2013	2012	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Total revenues	$99,720	$97,282	$2,438	2.5%
Total costs and expenses	71,317	68,317	3,000	4.4%

Operating profit	$28,403	$28,965	$(562)	-1.9%

Revenues

The increase in revenues was related to an overall increase in the value of contracts written, with increases of $0.5 million in the value of pre-need contracts and $1.4 million in the value of at-need contracts. We also had increases of $0.4 million in income from our trusts and $0.1 million in interest and other income. Our investment results can vary from period to period based on a number of factors including realized income and the timing of the recognition of gains within the trusts.

Total costs and expenses

The increase in costs and expenses was primarily related to:

•	A $0.2 million increase in cost of goods sold attributable to the corresponding increase in the value of contracts written and changes in product mix.

•	A $0.7 million increase in cemetery expenses primarily due to increases of $0.4 million in labor costs and $0.3 million in repair and maintenance costs.

•	A $0.9 million increase in selling expenses relative to the increase in the value of contracts written. This increase was primarily attributable to increases of $0.2 million in commission and personnel costs, $0.3 million in advertising and solicitation costs, and $0.2 million in travel costs, with the remaining increase due to increases in other sales related expenses.

•	A $1.1 million increase in general and administrative expenses due to increases of $0.3 million in personnel expenses, $0.2 million in professional fees and $0.3 million in insurance costs, with the remaining increase due to general office costs.

•	A $0.1 million increase in depreciation expense resulting from increases in property and equipment from recent acquisitions.

Cemetery Operations – Northeast

The table below compares the results of operations for our Cemetery Operations – Northeast for the nine months ended September 30, 2013 to the same period last year:

	Nine months ended September 30,
	2013	2012	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Total revenues	$47,046	$45,910	$1,136	2.5%
Total costs and expenses	32,273	30,689	1,584	5.2%

Operating profit	$14,773	$15,221	$(448)	-2.9%

Revenues

The increase in revenues was primarily caused by an increase of $2.3 million in the value of pre-need contracts, offset partially by decreases of $0.5 million in the value of at-need contracts written and $0.7 million in interest and other income.

Total costs and expenses

The increase in costs and expenses was primarily related to:

•	A $0.5 million increase in cost of goods sold attributable to the increase in the value of contracts written.

•	A $0.3 million increase in cemetery expenses primarily attributable to increases in labor costs.

•	A $0.5 million increase in selling expenses primarily due to increases of $0.2 million in commissions and bonuses, $0.2 million in advertising costs, and $0.1 million in travel costs.

•	A $0.3 million increase in general and administrative expenses primarily due to a $0.1 million increase in insurance costs and a $0.1 million increase in personnel costs, with the remaining increase due to changes in general office costs.

Cemetery Operations – West

Effective March 31, 2012, we terminated our operating agreement with the Archdiocese of Detroit. Therefore, the results of operations for these properties are only included in the nine months ended September 30, 2012 up to that point and have no impact on the nine months ended September 30, 2013. The removal of these properties from our results of operations resulted in a $1.8 million decrease in revenues and a $1.6 million decrease in costs and expenses period over period.

Further, in the second quarter of 2012 we made one acquisition in our Cemetery Operations – West segment. Therefore, the results of operations for the acquired property have less of an impact on the results for the nine months ended September 30, 2012 as compared to the results for the nine months ended September 30, 2013, accounting for approximately one-fourth of the increase in revenues and one-third of the increase in costs and expenses.

The table below compares the results of operations for our Cemetery Operations – West for the nine months ended September 30, 2013 to the same period last year:

	Nine months ended September 30,
	2013	2012	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Total revenues	$56,721	$52,683	$4,038	7.7%
Total costs and expenses	36,029	34,210	1,819	5.3%

Operating profit	$20,692	$18,473	$2,219	12.0%

Revenues

The increase in revenues is primarily attributable to an increase of $2.9 million in the value of pre-need contracts written and an increase of $2.3 million in income from our trusts. These increases were partially offset by decreases of $0.6 million in both the value of at-need contracts written and interest and other income. Our investment results can vary from period to period based on a number of factors including realized income and the timing of the recognition of gains within the trusts.

Total costs and expenses

The increase in costs and expenses was primarily related to:

•	A $0.8 million increase in cost of goods sold attributable to the corresponding increase in the value of contracts written.

•	A $0.1 million decrease in cemetery expenses primarily due to a decrease of $0.5 million in labor related costs, offset by an increase of $0.2 million in repairs and maintenance expenses and an increase of $0.2 in vehicle and travel costs.

•	A $0.6 million increase in selling expenses primarily due to increases of $0.4 million in commission and personnel related costs and $0.2 million in advertising and solicitation expenses.

•	A $0.6 million increase in general and administrative expenses due to increases in insurance, personnel, and general office costs.

•	A $0.1 million decrease in depreciation.

Funeral Home Segment

In 2012 and 2013 we acquired twenty three funeral homes. Of these acquisitions, 2 occurred during the second quarter of 2012, 14 occurred during the third quarter of 2012, 1 occurred during the fourth quarter of 2012 and 6 occurred during the first quarter of 2013. Therefore, the results of operations for these properties have either a lesser or no impact on the results for the nine months ended September 30, 2012, but are included in the results for the nine months ended September 30, 2013. These additions are primarily responsible for the increases to revenues and costs and expenses for this segment.

The table below compares the results of operations for our Funeral Home segment for the nine months ended September 30, 2013 to the same period last year:

	Nine months ended September 30,
	2013	2012	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Total revenues	$36,904	$27,065	$9,839	36.4%
Total costs and expenses	29,850	22,315	7,535	33.8%

Operating profit	$7,054	$4,750	$2,304	48.5%

Revenues

The increase in revenues was primarily attributable to a $5.7 million increase in pre-need revenues, a $3.1 million increase in at-need revenues and a $1.0 million increase in other revenues.

Total costs and expenses

The increase in costs and expenses was primarily attributable to increases of $3.7 million in personnel expenses, $1.3 million in merchandise costs, $0.5 million in advertising, $0.7 million in facility costs, and $0.6 million in depreciation, with the remainder attributable to increases in other general expense categories.

Corporate Segment

The table below compares expenses incurred by the Corporate segment for the nine months ended September 30, 2013 to the same period last year:

	Nine months ended September 30,
	2013	2012	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Selling, cemetery and general and administrative expenses	$833	$1,123	$(290)	-25.8%
Depreciation and amortization	911	1,207	(296)	-24.5%
Acquisition related costs, net of recoveries	901	2,198	(1,297)	-59.0%
Corporate expenses
Corporate personnel expenses	10,599	9,198	1,401	15.2%
Other corporate expenses	11,058	11,707	(649)	-5.5%

Total corporate overhead	21,657	20,905	752	3.6%

Total corporate expenses	$24,302	$25,433	$(1,131)	-4.4%

The decrease in corporate expenses was primarily driven by offsetting increases in corporate overhead and decreases in acquisition related and corporate office support costs. The increase in total corporate overhead was primarily attributable to increases of $1.4 million in personnel expenses and $0.4 million in unit-based compensation expense, offset by a $1.0 million decrease in professional fees, primarily related to a recovery of legal fees from a legal settlement during the second quarter of 2013. Acquisition related costs will vary from period to period depending on the amount of acquisition activity that takes place.

Reconciliation of Segment Results of Operations to Consolidated Results of Operations

As discussed in the segment sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, cemetery revenues and their associated costs as reported at the segment level are not deferred until such time that we satisfy the delivery criteria for revenue recognition.

The table below analyzes results of operations and the changes therein for the nine months ended September 30, 2013 as compared to the same period last year. The table is structured so that our readers can determine whether changes were based upon changes in the level of merchandise and services and other revenues generated during each period and/ or changes in the timing of when merchandise and services were delivered:

	Nine months ended			Nine months ended
	September 30, 2013			September 30, 2012
	(in thousands)			(in thousands)
	Segment Results (non-GAAP)	GAAP Adjustments	GAAP Results	Segment Results (non-GAAP)	GAAP Adjustments	GAAP Results	Change in GAAP results ($)	Change in GAAP results (%)
Revenues
Pre-need cemetery revenues	$102,383	$(32,513)	$69,870	$96,595	$(22,936)	$73,659	$(3,789)	-5.1%
At-need cemetery revenues	60,387	(4,259)	56,128	60,113	(3,198)	56,915	(787)	-1.4%
Investment income from trusts	32,916	(15,892)	17,024	30,214	(12,931)	17,283	(259)	-1.5%
Interest income	5,209	—	5,209	4,972	—	4,972	237	4.8%
Funeral home revenues	36,904	(4,437)	32,467	27,065	(1,447)	25,618	6,849	26.7%
Other cemetery revenues	2,592	283	2,875	3,981	864	4,845	(1,970)	-40.7%

Total revenues	240,391	(56,818)	183,573	222,940	(39,648)	183,292	281	0.2%

Costs and expenses
Cost of goods sold	26,841	(5,737)	21,104	25,463	(4,161)	21,302	(198)	-0.9%
Cemetery expense	42,700	—	42,700	41,819	—	41,819	881	2.1%
Selling expense	43,549	(8,415)	35,134	41,769	(5,569)	36,200	(1,066)	-2.9%
General and administrative expense	23,382	—	23,382	21,403	—	21,403	1,979	9.2%
Corporate overhead	21,657	—	21,657	20,905	—	20,905	752	3.6%
Depreciation and amortization	7,159	—	7,159	6,759	—	6,759	400	5.9%
Funeral home expense	27,582	(501)	27,081	20,648	(181)	20,467	6,614	32.3%
Acquisition related costs, net of recoveries	901	—	901	2,198	—	2,198	(1,297)	-59.0%

Total costs and expenses	193,771	(14,653)	179,118	180,964	(9,911)	171,053	8,065	4.7%

Operating profit	$46,620	$(42,165)	$4,455	$41,976	$(29,737)	$12,239	$(7,784)	-63.6%

Revenues

Pre-need cemetery revenues were $69.9 million for the nine months ended September 30, 2013, a decrease of $3.8 million, or 5.1%, as compared to $73.7 million during the same period last year. The decrease was due to an increase of $5.8 million in the value of cemetery contracts written, which was offset by an increase of $9.6 million in deferred revenue.

At-need cemetery revenues were $56.1 million for the nine months ended September 30, 2013, a decrease of $0.8 million, or 1.4%, as compared to $56.9 million during the same period last year. The decrease was due to an increase of $0.3 million in the value of cemetery contracts written, which was offset by an increase of $1.1 million in deferred revenue.

Investment income from trusts was $17.0 million for the nine months ended September 30, 2013, a decrease of $0.3 million, or 1.5%, as compared to $17.3 million during the same period last year. On a segment basis, we had an increase in investment income of $2.7 million, which was offset by a net change of $3.0 million related to funds for which we have not met the requirements that would allow us to recognize them as revenue.

Interest income on accounts receivable was $5.2 million for the nine months ended September 30, 2013, an increase of $0.2 million, or 4.8%, as compared to $5.0 million during the same period last year.

Funeral home revenues were $32.5 million for the nine months ended September 30, 2013, an increase of $6.9 million, or 26.7%, compared to $25.6 million during the same period last year. The increase was driven by the 23 funeral homes we acquired in 2012 and 2013.

Other cemetery revenues were $2.9 million for the nine months ended September 30, 2013, as compared to $4.8 million during the same period last year.

Costs and Expenses

Cost of goods sold was $21.1 million for the nine months ended September 30, 2013, a decrease of $0.2 million, or 0.9%, as compared to $21.3 million during the same period last year. The ratio of cost of goods sold to pre-need and at-need cemetery revenues was 16.7% during the nine months ended September 30, 2013 as compared to 16.3% during the same period last year. The change in the ratio primarily relates to changes in product mix.

Cemetery expenses were $42.7 million during the nine months ended September 30, 2013, an increase of $0.9 million, or 2.1%, compared to $41.8 million during the same period last year. Within this category, there were increases of $0.5 million in repair and maintenance expenses, $0.1 million in labor costs, and $0.3 million in travel costs. Cemetery expenses relate to the current costs of managing and maintaining our cemetery properties. These costs are expensed as incurred and are not deferred. Accordingly, from a margin standpoint, the most effective gauge of measuring cemetery expenses is as a ratio of segment level pre-need and at-need cemetery revenues. Changes in this ratio give an indication of our ability to manage and control our operating costs relative to our overall cemetery operations. An increase in the ratio indicates that expense increases related to the operation and maintenance of our cemetery properties exceeded increases in the value of contracts written, while a decrease in the ratio indicates that expense growth did not exceed increases in the value of contracts written. In the short-term, this ratio can be positively or negatively impacted by our acquisitions, including such factors as how long it takes us to fully implement our pre-need sales programs and whether there are any unanticipated costs. Over the long-term, we would expect this ratio to slightly decline as many of the expenses in this category are fixed in nature. The ratio of cemetery expenses to segment level pre-need and at-need cemetery revenues was 26.2% during the nine months ended September 30, 2013 as compared to 26.7% during the same period last year.

Selling expenses were $35.1 million during the nine months ended September 30, 2013, a decrease of $1.1 million, or 2.9%, as compared to $36.2 million during the same period last year. The overall expense decrease was caused by increases of $0.7 million in personnel, commissions, and bonus related expenses, $0.5 million in advertising and solicitation costs and $0.4 million in travel expenses with the remaining change in other general selling expenses, which were offset by an increase in deferred selling expenses of $2.8 million. The ratio of selling expenses to cemetery revenues was 27.9% during the nine months ended September 30, 2013 as compared to 27.7% during the same period last year. This ratio gives some indication of how effectively the money we invest in selling efforts is translating into sales. However, the majority of our selling expenses are directly related to sales commissions and bonuses, which would be directly related to changes in the value of pre-need and at-need contracts written. As a result, we would expect this ratio to remain fairly consistent.

General and administrative expenses were $23.4 million during the nine months ended September 30, 2013, an increase of $2.0 million, or 9.2%, compared to $21.4 million during the same period last year. The majority of the increase was due to increases of $0.5 million in labor costs, $0.5 million in insurance costs, and $0.2 million in both travel expenses and professional fees, with the remainder due to general office costs. General and administrative expenses are expensed as incurred and are not deferred. Accordingly, from a margin standpoint, the most effective gauge of measuring general and administrative expenses is as a ratio of segment level pre-need and at-need cemetery revenues. Changes in this ratio give an indication of our ability to manage and control our general and administrative costs relative to our overall cemetery operations. An increase in the ratio indicates that general and administrative percentage expense increases related to our cemetery properties exceeded percent increases in the value of contracts written, while a decrease in the ratio indicates that expense growth on a percentage basis did not exceed percentage increases in the value of contracts written. In the short-term, this ratio can be positively or negatively impacted by our acquisitions, including such factors as how long it takes us to fully implement our pre-need sales programs and whether there are any unanticipated costs. Over the long-term, we would expect this ratio to slightly decrease as many of the expenses in this category are fixed in nature. The ratio of general and administrative expenses to segment level pre-need and at-need cemetery revenues was 14.4% during the nine months ended September 30, 2013 as compared to 13.7% during the same period last year.

Total corporate overhead was $21.7 million for the nine months ended September 30, 2013, an increase of $0.8 million, or 3.6% compared to $20.9 million during the same period last year. The increase was primarily attributable to increases of $1.4 million in personnel expenses and $0.4 million in unit-based compensation expense, offset by a $1.0 million decrease in professional fees, primarily related to a recovery of legal fees from a legal settlement during the second quarter of 2013.

Depreciation and amortization was $7.2 million during the nine months ended September 30, 2013, an increase of $0.4 million, or 5.9%, as compared to $6.8 million during the same period last year. The increase was primarily due to additional depreciation and amortization from our recent acquisitions.

Funeral home expenses were $27.1 million for the nine months ended September 30, 2013, an increase of $6.6 million, or 32.3%, compared to $20.5 million during the same period last year. The increase was primarily driven by our most recent acquisitions and was primarily attributable to segment increases of $3.7 million in personnel expenses, $1.3 million in merchandise costs, $0.5 million in advertising, and $0.7 million in facility costs, with the remainder attributable to increases in other general expense categories, partially offset by an increase of $0.3 million in deferred funeral home expenses.

Acquisition related costs were $0.9 million for the nine months ended September 30, 2013, a decrease of $1.3 million, or 59.0%, as compared to $2.2 million during the same period last year. The decrease was primarily due to a legal settlement which resulted in a recovery of legal fees in the first and second quarters of 2013. These costs will vary from period to period depending on the amount of acquisition activity that takes place.

Non-segment Allocated Results

As previously mentioned, certain statement of operations amounts are not allocated to segment operations. These amounts are those line items that can be found on our unaudited condensed consolidated statement of operations below operating profit and above net income (loss).

The table below summarizes these items and the changes between the nine months ended September 30, 2013 and 2012:

	Nine months ended September 30,
	2013	2012	Change ($)	Change (%)
	(in thousands)
Gain on acquisitions	$2,530	$122	$2,408	1973.8%
Gain on termination of operating agreement	—	1,737	(1,737)	-100.0%
Gain on settlement agreement, net	12,261	—	12,261	100.0%
Gain on sale of other assets	155	—	155	100.0%
Loss on early extinguishment of debt	21,595	—	21,595	100.0%
Interest expense	15,788	15,109	679	4.5%
Income tax benefit	$(2,489)	$(1,933)	$(556)	28.8%

The gain on acquisition recorded during the nine months ended September 30, 2013 relates to our third quarter 2013 acquisition. The gain on acquisition recorded during the nine months ended September 30, 2012 relates to one of our second quarter 2012 acquisitions.

During the nine months ended September 30, 2012, we recognized a gain of $1.7 million related to the termination of an operating agreement. Refer to Note 13 of our unaudited condensed consolidated financial statements in Item 1 of Form 10-Q for a more detailed discussion.

During the nine months ended September 30, 2013 certain proceeds received from a legal settlement were recorded as a gain on settlement agreement on the unaudited condensed consolidated statement of operations, resulting in a total gain on settlement of $12.3 million.

The early extinguishment of debt charge of $21.6 million relates to the tender premium of $14.9 million we paid in connection with the early repayment of $150.0 million of our 10.25% Senior Notes due 2017 and the write-off of $6.7 million of unamortized fees and discounts related to those notes.

Interest expense has increased during the nine months ended September 30, 2013 as compared to the same period last year. This increase is primarily caused by an increase in the aggregate principal amount outstanding on our Credit Facility, partially offset by reductions in interest rates on this debt instrument and a reduction of interest expense related to the refinancing of our Senior Notes in the second quarter of 2013. Average amounts outstanding under our Credit Facility were $98.9 million and $64.3 million during the nine months ended September 30, 2013 and 2012, respectively.

We had an income tax benefit of $2.5 million for the nine months ended September 30, 2013, as compared to $1.9 million during the same period last year. Our effective tax rate differs from our statutory tax rate primarily because our legal entity structure includes different tax filing entities, including a significant number of partnerships that are not subject to paying tax.

Supplemental Data

The following table presents supplemental operating data for the periods presented:

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Operating Data:
Interments performed	10,712	10,701	34,156	33,629
Interment rights sold (1):
Lots	7,112	7,356	21,099	21,213
Mausoleum crypts (including pre-construction)	437	574	1,489	1,775
Niches	248	243	806	762

Net interment rights sold (1)	7,797	8,173	23,394	23,750

Number of contracts written	25,301	24,296	76,842	74,536
Aggregate contract amount, in thousands (excluding interest)	$66,735	$65,119	$201,886	$192,213
Average amount per contract (excluding interest)	$2,638	$2,680	$2,627	$2,579
Number of pre-need contracts written	13,218	12,171	38,937	36,687
Aggregate pre-need contract amount, in thousands (excluding interest)	$45,523	$43,150	$135,360	$125,128
Average amount per pre-need contract (excluding interest)	$3,444	$3,545	$3,476	$3,411
Number of at-need contracts written	12,083	12,125	37,905	37,849
Aggregate at-need contract amount, in thousands (excluding interest)	$21,212	$21,969	$66,526	$67,085
Average amount per at-need contract (excluding interest)	$1,756	$1,812	$1,755	$1,772

(1)	Net of cancellations. Sales of double-depth burial lots are counted as two sales.

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

The Indenture requires the Issuers and/or the Guarantors, as applicable, to comply with various covenants including, but not limited to, covenants that, subject to certain exceptions, limit the Company’s and its Restricted Subsidiaries’ ability to (i) incur additional indebtedness; (ii) make certain dividends, distributions, redemptions or investments; (iii) enter into certain transactions with affiliates; (iv) create, incur, assume or permit to exist certain liens against their assets; (v) make certain sales of their assets; and (vi) engage in certain mergers, consolidations or sales of all or substantially all of their assets. As of September 30, 2013, the Company was in compliance with all applicable financial covenants.

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

StoneMor Operating LLC (the “Operating Company”), Cornerstone Co. and Osiris Holding of Maryland Subsidiary, Inc. (“Osiris Co.”, and together with the Operating Company and Cornerstone Co., the “2017 Notes Issuers”), each of which is a subsidiary of the Company, conducted a cash tender offer and consent solicitation to purchase any and all of their outstanding $150.0 million aggregate principal amount of the Prior Senior Notes and to obtain consents to amendments to the 2009 Indenture. In connection with the expiration of the consent solicitation, on May 24, 2013, 2017 Notes Issuers, the Company, the other Guarantors named therein and the trustee, entered into the Supplemental Indenture to the Indenture dated as of November 24, 2009 (the “2009 Indenture”) governing the Prior Senior Notes. The Supplemental Indenture amended the 2009 Indenture to shorten to three business days the minimum notice period for optional redemptions and eliminated substantially all of the restrictive covenants and certain events of default contained in the 2009 Indenture.

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

On February 19, 2013, we entered into the First Amendment to the Credit Agreement, which increased the total availability under the Revolving Credit Facility by $10.0 million to $140.0 million of which $99.5 million was outstanding at September 30, 2013. The Credit Facility may be used to finance working capital requirements, Permitted Acquisitions and Capital Expenditures. The maturity date of the Credit Facility is January 19, 2017.

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

At September 30, 2013, amounts outstanding under the Credit Facility bore interest at rates between 3.5% and 4.0%. Amounts borrowed may be either Base Rate Loans or Eurodollar Rate Loans and amounts repaid or prepaid during the term may be reborrowed. Depending on the type of loan, borrowings bear interest at the Base Rate or Eurodollar Rate, plus applicable margins ranging from 1.25% to 3.00% and 2.25% to 4.00%, respectively, depending on our Consolidated Leverage Ratio. The Base Rate is the highest of the Prime Rate, the Federal Funds Rate plus 0.50%, or the Eurodollar Rate plus 1.0%. The Eurodollar rate is the British Bankers Association LIBOR Rate. Amounts outstanding under the Credit Facility approximate their fair value.

The Credit Agreement requires us to pay an unused Commitment Fee, which is calculated based on the amount by which the commitments under the Credit Agreement exceed the usage of such commitments. The Commitment Fee Rate ranges from 0.375% to 0.800% depending on our Consolidated Leverage Ratio.

The Credit Agreement contains restrictive covenants that, among other things, prohibit distributions upon defined events of default, restrict investments and sales of assets and require us to maintain certain financial covenants, including specified financial ratios. A material decrease in revenues could cause us to breach certain of our financial covenants. Any such breach could allow the Lenders to accelerate our debt which would have a material adverse effect on our business, financial condition or results of operations. Our covenants include a Consolidated Leverage Ratio and a Consolidated Debt Service Coverage Ratio. As of September 30, 2013, we were in compliance with all applicable financial covenants.

Amounts outstanding under our Credit Facility fluctuated during the nine months ended September 30, 2013 and 2012. At the beginning of 2013, we had $101.7 million outstanding under our Credit Facility. During the first quarter of 2013, we reduced our borrowings on the Credit Facility by $19.8 million as we had borrowed $18.6 million prior to March 26, 2013 and then we used the net proceeds of approximately $38.4 million from our March 26, 2013 follow-on public offering to repay amounts outstanding on our Credit Facility. We borrowed an additional $21.0 million during the second quarter of

2013 and then we used the remaining proceeds of approximately $11.9 million from our May 28, 2013 debt offering to further repay amounts outstanding on our Credit Facility. During the third quarter of 2013, we had net borrowings of $8.5 million, resulting in outstanding borrowings of $99.5 million on our Credit Facility at September 30, 2013. At the beginning of 2012, we had $43.8 million outstanding on our Credit Facilities. These amounts were combined into one facility in January of 2012. We borrowed an additional $7.3 million, $10.9 million and $22.7 million during the first, second and third quarters of 2012, respectively, and had outstanding borrowings of $84.7 million on our Credit Facility at September 30, 2012. The average amounts borrowed under our Credit Facility were $98.9 million and $64.3 million for the nine months ended September 30, 2013 and 2012, respectively.

For a more detailed description of our long-term debt agreements, see our 2012 Form 10-K.

Pending transactions

Agreements with the Archdiocese of Philadelphia

On September 26, 2013, we entered into the Lease and the Management Agreements with the Archdiocese of Philadelphia under which we will operate 13 cemeteries in Pennsylvania for a term of 60 years. The closing of the transaction is contingent, among other matters, upon us obtaining financing for an upfront rental payment of $53.0 million. For more details, see Note 13 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Cash Flow from Operating Activities

Cash flows provided by operating activities were $36.9 million during the nine months ended September 30, 2013, an increase of $6.1 million compared to $30.8 million during the same period last year. Factors contributing to a net increase in cash flows from operations include cash received in our legal settlement and less cash used for accounts payables and accrued liabilities and merchandise liabilities, partially offset by increased uses of cash into our merchandise trusts and accounts receivable.

Cash Flow from Investing Activities

Net cash used in investing activities was $23.5 million during the nine months ended September 30, 2013 as compared to $34.4 million during the same period last year. Cash flows used for investing activities during the nine months ended September 30, 2013 were $14.1 million for the acquisition of 6 funeral homes and one cemetery and $9.6 million for other capital expenditures, partially offset by $0.2 million in proceeds from the sale of other assets. Cash flows used for investing activities during the nine months ended September 30, 2012 were $25.7 million for the acquisition of 5 cemetery properties and 16 funeral homes and $8.7 million for other capital expenditures.

Cash Flow from Financing Activities

Net cash used in financing activities was $1.3 million during the nine months ended September 30, 2013 as compared to $0.3 million during the same period last year. Cash flows provided by financing activities for the nine months ended September 30, 2013 consisted of $38.4 million of proceeds from our follow-on public offering and $237.0 million from long term borrowings, inclusive of the issuance of $175.0 million of Senior Notes. These in-flows were offset by repayments of long-term debt of $218.0 million, inclusive of the retirement of our $150.0 million of Prior Senior Notes, and fees associated with this retirement of $14.9 million, costs of financing activities of $5.1 million and cash distributions to unit holders of $38.7 million. Cash flows used in financing activities for the nine months ended September 30, 2012 were cash distributions to unit holders of $35.4 million and financing costs related to our amended Credit Facility of $2.3 million, offset by net borrowings of $37.4 million.

Capital Expenditures

The following table summarizes total maintenance capital expenditures and expansion capital expenditures, including expenditures for the construction of mausoleums and for acquisitions, for the periods presented:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Maintenance capital expenditures	$1,446	$1,486	$5,366	$3,321
Expansion capital expenditures	6,958	24,067	18,310	31,093

Total capital expenditures	$8,404	$25,553	$23,676	$34,414

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

Interest-Bearing Investments

Our fixed-income securities subject to market risk consist primarily of investments in our merchandise trusts and perpetual care trusts. As of September 30, 2013, the fair value of fixed-income securities in our merchandise trusts represented 3.5% of the fair value of total trust assets while the fair value of fixed-income securities in our perpetual care trusts represented 8.2% of the fair value of total trust assets. The aggregate quoted fair value of these fixed-income securities was $14.5 million and $24.8 million in merchandise trusts and perpetual care trusts, respectively, as of September 30, 2013. Each 1% change in interest rates on these fixed-income securities would result in changes of approximately $145,000 and $248,000 in the fair market value of the assets in our merchandise trusts and perpetual care trusts, respectively, based on discounted expected future cash flows. If these securities are held to maturity, no change in fair market value will be realized.

Our money market and other short-term investments subject to market risk consist primarily of investments in our merchandise trusts and perpetual care trusts. As of September 30, 2013, the fair value of money market and short-term investments in our merchandise trusts represented 10.3% of the fair value of total trust assets while the fair value of money market and short-term investments in our perpetual care trusts represented 4.6% of the fair value of total trust assets. The aggregate quoted fair value of these money market and short-term investments was $42.8 million and $14.0 million in merchandise trusts and perpetual care trusts, respectively, as of September 30, 2013. Each 1% change in interest rates on these money market and short-term investments would result in changes of approximately $428,000 and $140,000 in the fair market value of the assets in our merchandise trusts and perpetual care trusts, respectively, based on discounted expected future cash flows.

Marketable Equity Securities

Our marketable equity securities subject to market risk consist primarily of investments held in our merchandise trusts and perpetual care trusts. These assets consist of investments in both individual equity securities as well as closed and open ended mutual funds. As of September 30, 2013, the fair value of marketable equity securities in our merchandise trusts represented 18.9% of the fair value of total trust assets while the fair value of marketable equity securities in our perpetual care trusts represented 11.9% of total trust assets. The aggregate quoted fair market value of these marketable equity securities was $78.4 million and $36.1 million in merchandise trusts and perpetual care trusts, respectively, as of September 30, 2013, based on final quoted sales prices. Each 10% change in the average market prices of the equity securities would result in a change of approximately $7.8 million and $3.6 million in the fair market value of securities held in merchandise trusts and perpetual care trusts, respectively. As of September 30, 2013, the fair value of marketable closed and open ended mutual funds in our merchandise trusts represented 64.3% of the fair value of total trust assets while the fair value of closed and open ended mutual funds in our perpetual care trusts represented 75.2% of total trust assets. The aggregate quoted fair market value of these closed and open ended mutual funds was $267.0 million and $227.6 million in merchandise trusts and perpetual care trusts, respectively, as of September 30, 2013, based on final quoted sales prices. Each 10% change in the average market prices of the closed and open ended mutual funds would result in a change of approximately $26.7 million and $22.8 million in the fair market value of securities held in merchandise trusts and perpetual care trusts, respectively.

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

Debt Instruments

Our Credit Facility bears interest at a floating rate, based on LIBOR, which is adjusted quarterly. This subjects us to increases in interest expense resulting from movements in interest rates. As of September 30, 2013, we had $99.5 million of borrowings outstanding under our Credit Facility. After these borrowings, our unused line of credit under the Credit Facility is $40.5 million. The interest rates on amounts outstanding under the Credit Facility ranged from 3.5% to 4.0% at September 30, 2013.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September  30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our 2012 Form 10-K, which could materially affect our business, financial condition or future results.

The risks described in the 2012 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including the risks faced by us described in our 2012 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

10.1	Lease Agreement, dated as of September 26, 2013, by and among StoneMor Operating, LLC, StoneMor Pennsylvania LLC and StoneMor Pennsylvania Subsidiary LLC, the Archdiocese of Philadelphia, and StoneMor Partners L.P., solely in its capacity as guarantor (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 2, 2013).

10.2	Amended and Restated Employment Agreement, executed on July 22, 2013, retroactive to January 1, 2013, by and between StoneMor GP, LLC and Lawrence Miller (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 26, 2013).

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors.

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of Timothy K. Yost, Chief Financial Officer and Secretary.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith).

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Timothy K. Yost, Chief Financial Officer and Secretary (furnished herewith).

101	Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2013, and December 31, 2012; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012; (iii) Condensed Consolidated Statement of Partners’ Capital; (iv) Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2013 and 2012; and (v) Notes to the Condensed Consolidated Financial Statements. Users of this data are advised that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of StoneMor Partners L.P.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STONEMOR PARTNERS L.P.
By: StoneMor GP LLC
its general partner

November 7, 2013	/s/ Lawrence Miller

Lawrence Miller
Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

November 7, 2013	/s/ Timothy K. Yost

Timothy K. Yost
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

10.1	Lease Agreement, dated as of September 26, 2013, by and among StoneMor Operating, LLC, StoneMor Pennsylvania LLC and StoneMor Pennsylvania Subsidiary LLC, the Archdiocese of Philadelphia, and StoneMor Partners L.P., solely in its capacity as guarantor (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 2, 2013).

10.2

Amended and Restated Employment Agreement, executed on July 22, 2013, retroactive to January 1, 2013, by and between StoneMor GP, LLC and Lawrence Miller (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 26, 2013).

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors.

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of Timothy K. Yost, Chief Financial Officer and Secretary.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith).

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Timothy K. Yost, Chief Financial Officer and Secretary (furnished herewith).

101	Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2013, and December 31, 2012; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012; (iii) Condensed Consolidated Statement of Partners’ Capital; (iv) Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2013 and 2012; and (v) Notes to the Condensed Consolidated Financial Statements. Users of this data are advised that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of StoneMor Partners L.P.