Form 10-K
period 2013-12-31
STONEMOR PARTNERS LP
filed 2014-03-17
CIK 1286131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common units held by non-affiliates of the registrant was approximately $522.5 million as of June 28, 2013 based on $25.16 per unit, the closing price of the common units as reported on the New York Stock Exchange on that date.¹

The number of the registrant’s outstanding common units at March 1, 2014 was 23,690,276.

Documents incorporated by reference: None

¹	The aggregate market value of the common units set forth above equals the number of the registrant’s common units outstanding, reduced by the number of common units held by executive officers, directors and persons owning 10% or more of the registrant’s common units, multiplied by the last reported sale price for the registrant’s common units on June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from this figure is an affiliate of the registrant or that any person whose holdings are included in this figure is not an affiliate of the registrant and any such admission is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

FORM 10-K OF STONEMOR PARTNERS L.P.

PART I

Item 1.	Business

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

We are currently the second largest owner and operator of cemeteries in the United States. As of December 31, 2013, we operated 277 cemeteries in 27 states and Puerto Rico. We own 259 of these cemeteries and we manage or operate the remaining 18 under management or operating agreements with the nonprofit cemetery corporations that own the cemeteries. As of December 31, 2013, we also owned and operated 90 funeral homes in 18 states and Puerto Rico. Forty-one of these funeral homes are located on the grounds of the cemeteries that we own.

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

We sell these products and services both at the time of death, which we refer to as at-need, and prior to the time of death, which we refer to as pre-need. Our sales of real property, including burial lots (with and without installed vaults), lawn and mausoleum crypts and cremation niches, generate qualifying income sufficient for us to be treated as a partnership for federal income tax purposes. In 2013, we performed 45,470 burials and sold 30,543 interment rights (net of cancellations). Based on our sales of interment spaces in 2013, our cemeteries have an aggregated weighted average remaining sales life of 240 years.

Our cemetery properties are located in Alabama, California, Colorado, Delaware, Florida, Georgia, Hawaii, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Michigan, Mississippi, Missouri, New Jersey, North Carolina, Ohio, Oregon, Pennsylvania, Puerto Rico, Rhode Island, South Carolina, Tennessee, Virginia, Washington and West Virginia. One cemetery in Hawaii that we acquired in December 2007 is still awaiting regulatory approval and has not yet been conveyed to us. Our cemetery operations accounted for approximately 81.8%, 85.3% and 86.7% of our revenues in 2013, 2012 and 2011, respectively.

Our primary funeral home products are caskets and related items. Our funeral home services include consultation, the removal and preparation of remains, and the use of funeral home facilities for visitation and prayer services.

Our funeral homes are located in Alabama, Arkansas, California, Florida, Illinois, Indiana, Kansas, Maryland, Mississippi, Missouri, Ohio, Oregon, Pennsylvania, Puerto Rico, South Carolina, Tennessee, Virginia, Washington and West Virginia. Our funeral home revenues accounted for approximately 18.2%, 14.7% and 13.3% of our revenues in 2013, 2012 and 2011, respectively. Our funeral home operations are conducted through various wholly-owned subsidiaries that are treated as corporations for U.S. federal income tax purposes.

Operations

Segment Reporting and Related Information

We have five distinct reportable segments which are classified as Cemetery Operations – Southeast, Cemetery Operations – Northeast, Cemetery Operations – West, Funeral Homes, and Corporate.

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

Cemetery Operations

Our cemetery operations include sales of cemetery interment rights, merchandise and services and the performance of cemetery maintenance and other services. An interment right entitles a customer to a burial space in one of our cemeteries and the perpetual care of that burial space. Burial spaces, or lots, are parcels of property that hold interred human remains. Our cemeteries require a burial vault to be placed in each burial lot. A burial vault is a rectangular container, usually made of concrete but also made of steel or plastic, which sits in the burial lot and in which the casket is placed. The top of the burial vault is buried approximately 18 to 24 inches below the surface of the ground, and the casket is placed inside the vault. Burial vaults prevent ground settling that otherwise occurs when a casket, placed directly in the ground, begins to decay creating uneven ground surface. Ground settling typically results in higher maintenance costs and increased potential liability for slip-and-fall accidents on the property. Lawn crypts are a series of closely spaced burial lots with preinstalled vaults and other improvements, such as landscaping, sprinkler systems and drainage. A mausoleum crypt is an above ground structure that may be designed for a particular customer, which we refer to as a private mausoleum, or it may be a larger building that serves multiple customers, which we refer to as a community mausoleum. Cremation niches are spaces in which the ashes remaining after cremation are stored. Cremation niches are often part of community mausoleums, although we sell a variety of cremation niches to accommodate our customers’ preferences.

Grave markers, monuments and memorials are above ground products that serve as memorials by showing who is remembered, the dates of birth and death and other pertinent information. These markers, monuments and memorials include simple plates, such as those used in a community mausoleum or cremation niche, flush-to-the-ground granite or bronze markers, headstones or large stone obelisks.

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

As of December 31, 2013, we provided services to 18 cemeteries under management or operating agreements with the nonprofit cemetery corporations that own the cemeteries. These nonprofit cemeteries are organized as such either because state law requires cemetery properties to be owned by nonprofit entities, such as in New Jersey, or because they were originally established as nonprofit entities. We have voting rights, along with member owners of burial spaces, in the five New Jersey nonprofit cemeteries as a result of owning all of their outstanding certificates of indebtedness or interest. To obtain the benefit of professional management services, the remaining 13 nonprofit cemeteries have entered into agreements with us. The agreements under which we operate these 18 nonprofit cemeteries generally have terms ranging from 3 to 40 years (but some are subject to early termination rights and obligations) and provide us with management or operating fees that approximate what we would earn if we owned those cemeteries and held them in for-profit entities.

In 2013, of the 18 cemeteries we operated under management or operating agreements, 2 cemeteries that we began operating under long-term operating agreements in 2009 did not qualify as acquisitions for accounting purposes. As a result, we did not consolidate all of the existing assets and liabilities related to these cemeteries. We have consolidated the existing assets and liabilities of each of these cemeteries’ merchandise and perpetual care trusts as variable interest entities since we control and receive the benefits and absorb any losses from operating these trusts. Under these long-term operating agreements, which are subject to certain termination provisions, we are the exclusive operator of these cemeteries. We earn revenues related to sales of merchandise, services, and interment rights and incur expenses related to such sales and the maintenance and upkeep of these cemeteries. Upon termination of these contracts, we will retain all of the benefits and related contractual obligations incurred from sales generated during the contract period. We have also recognized the existing merchandise liabilities assumed as part of these agreements.

Funeral Home Operations

As of December 31, 2013, we owned, operated and/ or managed 90 funeral homes, 41 of which are located on the grounds of cemetery properties that we own. Our funeral homes offer a range of services to meet a family’s funeral needs, including family consultation, the removal and preparation of remains, provision of caskets and related funeral merchandise, the use of funeral home facilities for visitation, worship and funeral services and transportation services. Funeral home operations primarily generate revenues from at-need sales. Our funeral home segment has continued to grow and has become a larger part of our total revenues in each of the last three years.

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

Sales Personnel, Training and Marketing

As of December 31, 2013, we employed 834 full-time commissioned salespeople and 132 full-time sales support and telemarketing employees. We had eight regional sales vice presidents supporting our cemetery operations. They were supported by two Divisional Vice Presidents of Sales who report to our Chief Operating Officer. Individual salespersons are typically located at the cemeteries they serve and report directly to the cemetery sales manager. We have made a strong commitment to the ongoing education and training of our sales force and to salesperson retention in order to ensure our customers receive the highest quality customer service and to ensure compliance with all applicable requirements. Our training program includes classroom training at our headquarters, field training, continuously updated training materials that utilize media, such as the Internet, for interactive training and participation in industry seminars. We place special emphasis on training property sales managers, who are key elements to a successful pre-need sales program.

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

Acquisitions and Long-Term Operating Agreements

Refer to Note 13 of our consolidated financial statements in “Item 8” of this Form 10-K for a more detailed discussion of our acquisitions and long-term operating agreements. A summary of our acquisition activities is as follows:

2013

We completed two acquisitions during the year ended December 31, 2013 to acquire one cemetery in Virginia and six funeral homes in Florida. The aggregate fair value of the total consideration for these acquisitions was $21.6 million. On September 26, 2013, we entered into the Lease and the Management Agreement with the Archdiocese of Philadelphia pursuant to which we will operate 13 cemeteries in Pennsylvania for a term of 60 years, subject to certain closing conditions and subject to early termination in certain circumstances. While there is no assurance, we expect to close this transaction in the first half of 2014.

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

Competition

Our cemeteries and funeral homes generally serve customers that live within a 10 to 15-mile radius of a property’s location. Within this localized area, we face competition from other cemeteries and funeral homes located in the area. Most of these cemeteries and funeral homes are independently owned and operated, and most of these owners and operators are smaller than we are and have fewer resources than we do. We generally face limited competition from the two publicly held death care companies that have U.S. operations —Service Corporation International and Carriage Services, Inc. — as they do not directly operate cemeteries in the same local geographic areas where we operate.

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

Competitors within a localized area have an advantage over us if a potential customer’s family members are already buried in the competitor’s cemetery. If either of the two publicly held death care companies identified above operated, or in the future were to operate, cemeteries within close proximity of our cemeteries, they may have a competitive advantage over us because they have greater financial resources available to them due to their size and access to the capital markets.

We believe that we currently face limited competition for cemetery acquisitions. The two publicly held death care companies identified above, as well as Stewart Enterprises, Inc., which was acquired by Service Corporation International in December 2013, have historically been the industry’s primary consolidators but have largely curtailed cemetery acquisition activity since 1999. Furthermore, these companies continue to generate a majority of their revenues from funeral home operations. Based on the relative levels of cemetery operations and funeral home operations of these publicly traded death care companies, which are disclosed in their SEC filings, we believe that we are the only public death care company that focuses a significant portion of its efforts on cemetery operations.

Regulation

General

Our operations are subject to regulation, supervision and licensing under federal, state and local laws which impacts the goods and services that we may sell and the manner in which we may furnish goods and services.

Cooling-Off Legislation

Each of the states where our current cemetery and funeral home properties are located has “cooling-off” legislation with respect to pre-need sales of cemetery and funeral home products and services. This legislation generally requires us to refund proceeds from pre-need sales contracts if canceled by the customer for any reason within three to thirty days, or in certain states until death, from the date of the contract, depending on the state (and some states permit cancellation and require refund beyond that time). The Federal Trade Commission, or FTC, also requires a cooling-off period of three business days for door to door sales, during which time a contract may be cancelled entitling a customer to refund of the funds paid.

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

Future Enactments and Regulation

Federal and state legislatures and regulatory agencies frequently propose new laws, rules and regulations and new interpretations of existing laws, rules and regulations which, if enacted or adopted, could have a material adverse effect on our operations and on the death care industry in general. A significant portion of our operations is located in California, Pennsylvania, Michigan, New Jersey, Virginia, Maryland, North Carolina, Ohio, Indiana, Florida and West Virginia and any material adverse change in the regulatory requirements of those states applicable to our operations could have a material adverse effect on our results of operations. We cannot predict the outcome of any proposed legislation or regulations or the effect that any such legislation or regulations, if enacted or adopted, might have on us.

Environmental Regulations and Liabilities

Our operations are subject to federal, state and local environmental regulations in three principal areas: (1) crematories for emissions to air that may trigger requirements under the Clean Air Act, (2) funeral homes for the management of hazardous materials and medical wastes and (3) cemeteries and funeral homes for the management of solid waste, underground and above ground storage tanks and discharges to wastewater treatment systems and/ or septic systems.

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

Underground and Above Ground Storage Tank Laws and Solid Waste Laws

Federal, state and local laws regulate the installation, removal, operations and closure of underground storage tanks, or USTs and above ground storage tanks, or ASTs, which are located at some of our facilities as well as the management and disposal of solid waste. Most of the USTs and ASTs contain petroleum for heating our buildings or are used for vehicle maintenance, or general operations. Depending upon the age and integrity of the USTs and ASTs, they may require upgrades, removal and/or closure, and remediation may be required if there has been a potential discharge or release of petroleum into the environment. All of the aforementioned activities may require us to incur capital costs and expenses to ensure continued compliance with environmental requirements. Should we acquire properties with existing USTs and ASTs that are not in compliance with environmental requirements, we may become liable for responding to releases to the environment or for costs associated with upgrades, removal and/or closure costs, and we cannot assure you that the costs or liabilities will not be material in that event. Solid wastes have been disposed of at some of our cemeteries, both lawfully and unlawfully. Prior to acquiring a cemetery, an environmental site assessment is usually conducted to determine, among other conditions, if a solid waste disposal area or landfill exists on the parcel which requires removal, cleaning or management. Depending upon the existence of any such solid waste disposal areas, we may be required by the applicable regulatory authority to remove the waste materials or to conduct remediation and we cannot assure you that the costs or liabilities will not be material in that event.

Employees

As of December 31, 2013, our general partner and its affiliates employed 2,946 full-time and 71 part-time employees. Five employees at one of our cemeteries located in New Jersey are represented by a union and are subject to a collective bargaining agreement which expires in September 2015. Twenty-five employees at eleven of our cemeteries located in Pennsylvania are represented by three different unions and are subject to collective bargaining agreements that expire in November 2014, June 2015 and June 2017. Four employees at one of our cemeteries located in Illinois are represented by a union and are subject to a collective bargaining agreement which expires in September 2014. Nine employees at one of our locations in California are represented by a union and are subject to a collective bargaining agreement that expires in June 2017. Eight employees at one cemetery in Ohio are represented by a union and are subject to a collective bargaining agreement that is currently being renegotiated. We believe that our relationship with our employees is good.

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

Financial Information

Information for each of our segments is presented in “Part II, Item 8. Financial Statements and Supplementary Data” in this report.

Item 1A.	Risk Factors

Risk Factors Related to Our Business

Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the risks set forth below. The risks described below should not be considered comprehensive and all-inclusive. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any events occur that give rise to the following risks, our business, financial condition or results of operations could be materially and adversely impacted. These risk factors should be read in conjunction with other information set forth in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes. Many such factors are beyond our ability to control or predict. Investors are cautioned not to put undue reliance on forward-looking statements that involve risks and uncertainties.

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

If we do not generate sufficient cash to continue paying distributions at their current level, the market price of our common units may decline materially. We expect that we will need working capital borrowings of approximately $21.0 million during the twelve-month period ending December 31, 2014 in order to have sufficient operating surplus to pay distributions at their current level on all of our common units for that period, although the actual amount of working capital borrowings could be materially more or less. These working capital borrowings enable us to finance the build-up in our accounts receivables, and to construct mausoleums and purchase products for our pre-need sales in advance of the time of need which, in turn, allows us to generate available cash for operating surplus over time by accessing the funds held in trust for the products purchased.

Our substantial level of indebtedness could materially adversely affect our ability to generate sufficient cash for distribution to our unitholders, to fulfill our debt obligations and to operate our business.

We have a substantial amount of debt, which requires significant interest and principal payments. As of December 31, 2013, we had approximately $114.0 million of total debt outstanding on a revolving credit facility that matures in January 2017, which would give us approximately $26.0 million of available borrowing capacity under our credit facility. In addition, as of December 31, 2013, we had $175.0 million aggregate principal amount of 7.875% Senior Notes due 2021 outstanding. Leverage makes us more vulnerable to economic downturns. Because we are obligated to dedicate a portion of our cash flow to service our debt obligations, our cash flow available for operations and for distribution to our unitholders will be reduced. The amount of indebtedness we have could limit our flexibility in planning for, or reacting to, changes in the markets in which we compete, limit our ability to obtain additional financing, if necessary, for working capital expenditures, acquisitions or other purposes, and require us to dedicate more cash flow to service our debt than we desire. Our ability to satisfy our indebtedness as required by the terms of our debt will be dependent on, among other things, the successful execution of our long-term strategic plan. Subject to limitations in our debt obligations, we may incur additional debt in the future, for acquisitions or otherwise, and servicing this debt could further limit our cash flow available for operations and distribution to unitholders.

Restrictions in our existing and future debt agreements could limit our ability to make distributions to you or capitalize on acquisition and other business opportunities.

The operating and financial restrictions and covenants in our senior notes, our revolving credit facility and any future financing agreements could restrict our ability to finance future operations or capital needs or to expand or pursue our business activities. For example, our senior notes and our revolving credit facility contain covenants that restrict or limit our ability to:

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

In addition, our revolving credit facility contains covenants requiring us to maintain certain financial ratios and tests. These restrictions may also limit our ability to obtain future financings. Our ability to comply with the covenants and restrictions contained in our senior notes and revolving credit facility agreement may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If market or other economic conditions continue to deteriorate, our ability to comply with these covenants may be impaired. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Long-Term Debt.”

In addition, our debt obligations limit our ability to make distributions to our unitholders. Our senior notes and revolving credit facility obligations prohibit us from making such distributions if we are in default, including with regard to our revolving credit facility obligations as a result of our failure to maintain specified financial ratios. We cannot assure you that we will maintain these specified ratios and satisfy these tests for distributing available cash from operating surplus.

If we violate any of the restrictions, covenants, ratios or tests in our revolving credit facility agreement or senior notes indenture, the lenders will be able to accelerate the maturity of all borrowings thereunder, cause cross-default and demand repayment of amounts outstanding, and our lenders’ commitment to make further loans to us under the revolving credit facility may terminate. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. Any subsequent replacement of our debt obligations or any new indebtedness could have similar or greater restrictions.

Any reductions in the principal or the earnings of the investments held in merchandise and perpetual care trusts could adversely affect our revenues and cash flow.

A substantial portion of our revenue is generated from investment returns that we realize from merchandise and perpetual care trusts. Unstable economic conditions have, at times, caused us to experience declines in the fair value of the assets held in these trusts. Future cash flows could be negatively impacted if we are forced to liquidate assets that are in impaired positions.

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

When we sell cemetery merchandise and services on a pre-need basis, we pay commissions on the sale to our salespeople and are required by state law to deposit a portion of the sales proceeds into a merchandise trust. In addition, most of our customers finance their pre-need purchases under installment contracts payable over a number of years. Depending on the trusting requirements of the states in which we operate, the applicable sales commission rates and the amount of the down payment, our cash flow from sales to customers through installment contracts is typically negative until we have collected the related receivable or until we purchase the products or perform the services and are permitted to withdraw funds we have deposited in the merchandise trust. To the extent we increase pre-need sales, state trusting requirements are increased and we delay the performance of the services we sell on a pre-need basis, our cash flow immediately following pre-need sales may be further reduced, and our ability to make distributions to our unitholders could be adversely affected.

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

Our ability to attract and retain a qualified sales force and other personnel is an important factor in achieving future success. Buying cemetery and funeral home products and services, especially at-need products and services, is very emotional for most customers, so our sales force must be particularly sensitive to our customers’ needs. We cannot assure you that we will be successful in our efforts to attract and retain a skilled sales force. If we are unable to maintain a qualified and productive sales force, our revenues may decline and our cash available for distribution may decrease.

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

A primary component of our business strategy is to grow through acquisitions of cemeteries and, to a lesser extent, funeral homes. We cannot assure you that we will be able to identify and acquire cemeteries on terms favorable to us or at all. We may face competition from other death care companies in making acquisitions. Historically, we have funded a significant portion of our acquisitions through borrowings. Our ability to make acquisitions in the future may be limited by our inability to secure adequate financing, restrictions under our existing or future debt agreements, competition from third parties or a lack of suitable properties. As of December 31, 2013, we had approximately $26.0 million of available borrowing capacity under our revolving credit facility.

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

We and other death care companies that focus on traditional methods of interment face competition from the increasing number of cremations in the United States. Industry studies indicate that the percentage of cremations has steadily increased and that cremations represented approximately 43% of the United States death care market in 2012. This percentage of cremations is expected to continue to increase. Because the products and services associated with cremations, such as niches and urns, produce lower revenues than the products and services associated with traditional interments, a continuing trend toward cremations may reduce our revenues.

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

Our funeral home operations are generally subject to federal and state laws and regulations regarding the disposal of medical waste, and are also subject to regulation by federal, state or local authorities under the EPCRA. We are required by EPCRA to maintain and report to the regulatory authorities, if applicable thresholds are met, a list of any hazardous chemicals and extremely hazardous substances, which are stored or used at our facilities.

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

From time to time, we are party to various claims and legal proceedings, including, but not limited to, employment, cemetery or burial practices, and other litigation. Adverse outcomes in the pending cases may result in monetary damages or injunctive relief against us, as litigation and other claims are subject to inherent uncertainties. For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies, and the likelihood of an unfavorable outcome. We base our assessments, estimates and disclosures on the information available to us at the time. Actual outcomes or losses may differ materially from assessments and estimates. Costs to defend litigation claims and legal proceedings and the cost of actual settlements, judgments or resolutions of these claims and legal proceedings may negatively affect our business and financial performance. We hold insurance policies that may reduce cash outflows with respect to an adverse outcome of certain litigation matters, but may exclude certain claims arising under the Fair Labor Standards Act. To the extent that our management will be required to participate in or otherwise devote substantial amounts of time to the defense of these matters, such activities would result in the diversion of our management resources from our business operations and the implementation of our business strategy, which may negatively impact our financial position and results of operations. Any adverse publicity resulting from allegations made in litigation claims or legal proceedings may also adversely affect our reputation, which in turn could adversely affect our results of operations.

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

Cost reimbursements due to our general partner may be substantial and will reduce the cash available for distribution to you.

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

Subject to the limitations on restricted payments contained in the indenture governing the 7.875% Senior Notes due 2021 and other indebtedness, the master partnership distributes all of our “available cash” each quarter to its limited partners and general partner. “Available cash” is defined in the master partnership’s partnership agreement, and it generally means, for each fiscal quarter, all cash and cash equivalents on hand on the date of determination for that quarter less the amount of cash reserves established at the discretion of the general partner to:

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

The IRS audited our federal income tax return for the year ended December 31, 2010. The scope of that federal income tax audit included an audit of our qualifying income. In order for us to be treated as a partnership for federal income tax purposes, at least 90% of our gross income must be qualifying income. The IRS concluded its audit and notified us on April 11, 2013 that it was not proposing any adjustments to the return as filed.

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

Current law may change to cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subjecting us to entity level taxation. Specifically, the present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, from time to time, members of Congress propose and consider substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships. We are unable to predict whether any of these changes or other proposals will be reintroduced or will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units. Any modification to U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the qualifying income requirement to be treated as a partnership for U.S. federal income tax purposes.

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

Our corporate subsidiaries’ ability to use their net operating loss carryforwards may be limited if changes in the ownership of our units causes our corporate subsidiaries to undergo an “ownership change” under applicable provisions of the Internal Revenue Code. In general, an ownership change will occur if the percentage of our units, based on the value of the units, owned by certain unitholders or groups of unitholders increases by more than fifty percentage points during a running three-year period. Recent changes in our ownership may result in an “ownership change.” A future ownership change may result from issuances of our units, sales or other dispositions of our units by certain significant unitholders, certain acquisitions of our units, and issuances, sales or other dispositions or acquisitions of interests in significant unitholders, and we will have little to no control over any such events. To the extent that an annual net operating loss limitation for any one year does restrict the ability of our corporate subsidiaries to use their net operating loss carryforwards, an increase in tax liabilities of our corporate subsidiaries could result, which would reduce the amount of cash available for distribution to you.

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

Because you will be treated as a partner to whom we will allocate taxable income that could be different in amount than the cash we distribute, you may be required to pay federal income taxes and, in some cases, state and local income taxes on your share of our taxable income even if you receive no cash distributions from us. You may not receive cash distributions from us equal to your share of our taxable income or even equal to the actual tax liability resulting from that income.

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

Tax-exempt entities and non-U.S. persons face unique tax issues from owning common units that may result in adverse tax consequences to them.

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

In addition to federal income taxes, you will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property, even if you do not live in any of those jurisdictions. You will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these jurisdictions. Further, you may be subject to penalties for failure to comply with those requirements. We own assets or conduct business in the majority of states and in Puerto Rico. Most of these various jurisdictions currently impose, or may in the future impose, an income tax on individuals, corporations and other entities. As we make acquisitions or expand our business, we may own assets or do business in additional states that impose a personal income tax. It is your responsibility to file all United States federal, state and local tax returns.

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

Cemeteries and Funeral Homes

The following table summarizes the distribution of our cemetery and funeral home properties by state as of December 31, 2013 as well as the weighted average estimated remaining sales life in years for our cemeteries based upon the number of interment spaces sold during 2013:

				Weighted	Number of
				Average	Interment
			Total	Estimated Net	Spaces Sold
	Cemeteries	Funeral Homes	Net Acres	Sales Life in Years	in 2013
Alabama	9	6	305	181	1,413
Arkansas	—	2	—	—	—
California	7	9	270	64	1,156
Colorado	2	—	12	879	16
Delaware	1	—	12	231	20
Florida	4	17	119	134	380
Georgia	7	—	135	196	620
Hawaii	1	—	6	201	—
Illinois	8	2	276	164	998
Indiana	11	5	1,013	417	1,213
Iowa	1	—	89	221	144
Kansas	3	2	84	138	339
Kentucky	2	—	59	89	325
Maryland	10	1	716	160	1,500
Michigan	13	—	818	505	1,100
Mississippi	2	1	44	195	94
Missouri	6	5	277	286	618
New Jersey	6	—	341	35	2,028
North Carolina	16	—	415	129	2,747
Ohio	14	2	953	198	3,211
Oregon	7	11	181	368	496
Pennsylvania	52	8	2,547	418	3,533
Puerto Rico	7	5	209	238	498
Rhode Island	2	—	70	1,728	15
South Carolina	8	3	395	252	739
Tennessee	11	5	657	290	1,394
Virginia	31	2	1,050	231	2,458
Washington	3	2	33	49	170
West Virginia	33	2	1,404	339	2,222

Total	277	90	12,490	240	29,447

We calculated estimated remaining sales life for each of our cemeteries by dividing the number of unsold interment spaces by the number of interment spaces sold at that cemetery in the most recent year. For purposes of estimating remaining sales life, we defined unsold interment spaces as unsold burial lots and unsold spaces in existing mausoleum crypts as of December 31, 2013. We defined interment spaces sold in 2013 as:

•	the number of burial lots sold, net of cancellations;

•	the number of spaces sold in existing mausoleum crypts, net of cancellations; and

•	the number of spaces sold in mausoleum crypts that we have not yet built, net of cancellations.

We count the sale of a double-depth burial lot as the sale of two interment spaces since a double-depth burial lot includes two interment rights. For the same reason we count an unsold double-depth burial lot as two unsold interment spaces. Because our sales of cremation niches were immaterial, we did not include cremation niches in the calculation of estimated remaining sales life. When calculating estimated remaining sales life, we did not take into account any future cemetery expansion. In addition, sales of an unusually high or low number of interment spaces in a particular year affect our calculation of estimated remaining sales life. Future sales may differ from previous years’ sales, and actual remaining sales life may differ from our estimates. We calculated the weighted average estimated remaining sales life by aggregating unsold interment spaces and interment spaces sold on a state-by-state or company-wide basis. Based on the number of interment spaces sold in 2013, we estimate that our cemeteries have an aggregate weighted average remaining sales life of 240 years.

The following table shows the cemetery properties that we owned or operated as of December 31, 2013, grouped by estimated remaining sales life:

	0 - 25 years	26 - 49 years	50 - 100 years	101 - 150 years	151 - 200 years	Over 200 years
Alabama	—	1	3	—	1	4
California	2	1	3	—	—	1
Colorado	—	—	—	—	—	2
Delaware	—	—	—	—	—	1
Florida	—	—	1	—	1	2
Georgia	1	—	—	1	—	5
Hawaii	—	—	—	—	—	1
Illinois	1	—	—	2	2	3
Indiana	—	—	1	—	—	10
Iowa	—	—	—	—	—	1
Kansas	—	—	1	1	1	—
Kentucky	—	1	—	—	1	—
Maryland	1	2	—	3	—	4
Michigan	—	1	—	1	1	10
Mississippi	—	—	—	—	1	1
Missouri	—	—	—	1	2	3
New Jersey	3	2	—	—	—	1
North Carolina	—	—	6	2	4	4
Ohio	1	—	3	—	2	8
Oregon	—	—	—	2	—	5
Pennsylvania	5	—	4	5	3	35
Puerto Rico	1	1	1	1	—	3
Rhode Island	—	—	—	—	—	2
South Carolina	—	1	—	1	2	4
Tennessee	—	—	1	—	1	9
Virginia	1	1	7	3	2	17
Washington	1	1	1	—	—	—
West Virginia	5	2	1	2	3	20

Total	22	14	33	25	27	156

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

In addition, we own a 13,500-square-foot plant in Butler County, Pennsylvania, where we manufacture burial vaults used in our cemetery operations.

Item 3.	Legal Proceedings

We and certain of our subsidiaries are parties to legal proceedings that have arisen in the ordinary course of business. We do not expect these matters to have a material adverse effect on our consolidated financial position, results of operations, or cash flows. We carry insurance with coverage and coverage limits that we believe to be customary in the funeral home and cemetery industries. Although there can be no assurance that such insurance will be sufficient to protect us against all contingencies, we believe that our insurance protection is reasonable in view of the nature and scope of our operations.

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common units are listed on the New York Stock Exchange (“NYSE”) under the symbol “STON”. As of March 1, 2014, there were 23,690,276 common units outstanding, representing a 98.34% limited partner interest in us. As of February 20, 2014, there were 33,120 beneficial holders and 62 unitholders of record. The following table sets forth the high and low sale prices of our common units for the periods indicated, based on the daily composite listing of common unit transactions for the NYSE, as applicable.

	Price range		Declared Distributions (1)
Quarter ended	High	Low
March 31, 2012	$26.65	$22.07	$0.5850
June 30, 2012	$26.70	$23.91	$0.5850
September 30, 2012	$28.68	$20.63	$0.5900
December 31, 2012	$24.51	$20.10	$0.5900
March 31, 2013	$26.99	$21.51	$0.5900
June 30, 2013	$28.00	$23.63	$0.5950
September 30, 2013	$26.99	$21.23	$0.6000
December 31, 2013	$26.51	$23.56	$0.6000

(1)	Distributions were declared and paid within 45 days of the close of each quarter.

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

General Partner Interest and Incentive Distribution Rights

As of December 31, 2013, our general partner is entitled to 1.83% of all distributions that we make prior to our liquidation. Our general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its current general partner interest. The general partner’s interest in these distributions may be reduced if we issue additional units in the future and our general partner does not contribute a proportionate amount of capital to us to maintain its 1.83% general partner interest.

Our general partner also currently holds incentive distribution rights that entitle it to receive increasing percentages, up to a maximum of 49.83%, of the cash we distribute from operating surplus in excess of $0.5125 per unit. The maximum distribution of 49.83% includes distributions paid to the general partner on its 1.83% general partner interest, and assumes that the general partner maintains its general partner interest at 1.83%, but does not include any distributions that the general partner may receive on units that it owns.

Unregistered Sale of Securities

Our general partner entered into a non-compete agreement dated as of June 21, 2010 with Ronald P. Robertson, pursuant to which Mr. Robertson agreed not to compete with the general partner and the companies under its management and control. Pursuant to the non-compete agreement, we issued 9,853 common units on the closing date of the transaction and we were obligated to issue additional common units which were initially valued at a fair value of $0.5 million based on a unit price of $20.30 prior to the date of acquisition. As a result, we issued 9,853 units in June of 2011 and 2012, and we issued 4,923 units in June of 2013.

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

In connection with and as partial consideration for our first quarter 2013 acquisition, we issued 159,635 unregistered common units representing limited partnership interests in us valued at approximately $3.6 million pursuant to the terms of the purchase agreement.

See Note 13 to the consolidated financial statements included in “Part II” of this Annual Report on Form 10-K for a description of these acquisitions.

We offered and issued the foregoing common units in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. We relied on this exemption from registration based in part on representations made by the investors.

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

Capital Surplus

Capital surplus consists of:

•	borrowings other than working capital borrowings;

•	sales of our equity and debt securities; and

•	sales or other dispositions of assets for cash (other than sales or other dispositions of excess cemetery property up to an aggregate amount in any four-quarter period calculated pursuant to our partnership agreement; sales or other dispositions of inventory, accounts receivable and other assets in the ordinary course of business; and sales or other dispositions of assets as a part of normal retirements or replacements).

The exception for sales of excess cemetery property in any four-quarter period generally is calculated by multiplying $1.0 million by a fraction, the numerator of which is the number of cemeteries and funeral homes owned and operated by us on the last day of the quarter in which the sale occurs and the denominator of which is 139.

Distributions of Available Cash from Operating Surplus

The following table illustrates the priority of distributions of available cash from operating surplus between the unitholders and our general partner. The amounts set forth in the table in the column titled “Marginal Percentage Interest in Distributions” are the percentage interests of our general partner and the unitholders in any available cash from operating surplus we distribute up to and including the corresponding amount in the column titled “Total Quarterly Distribution Target Amount per Common Unit,” until the available cash from operating surplus that we distribute reaches the next target distribution level, if any. The percentage interests shown for our general partner include its 1.83% general partner interest and assume the general partner has contributed any additional capital required to maintain its current general partner interest and has not transferred the incentive distribution rights.

	Total Quarterly Distribution Target Amount per Common Unit	Marginal Percentage Interest in Distributions
		Common Unitholders	General Partner
First Target Distribution	Up to $0.5125	98.17%	1.83%
Second Target Distribution	Above $0.5125 up to $0.5875	85.17%	14.83%
Third Target Distribution	Above $0.5875 up to $0.7125	75.17%	24.83%
Thereafter	Above $0.7125	50.17%	49.83%

Distributions of Available Cash from Capital Surplus

We do not currently expect to make any distributions of available cash from capital surplus. However, based on our general partner’s current 1.83% ownership level, to the extent that we make any distributions of available cash from capital surplus, they will be made in the following manner:

•	first, 98.17% to all common unitholders, pro rata, and 1.83% to our general partner, until we have distributed for each common unit an amount of available cash from capital surplus equal to the initial public offering price;

•	thereafter, we will make all distributions of available cash from capital surplus as if they were from operating surplus.

The partnership agreement treats a distribution of capital surplus as the repayment of the initial unit price from the initial public offering, which is a return of capital. The initial public offering price less any distributions of capital surplus per unit is referred to as the “unrecovered initial unit price.” Each time a distribution of capital surplus is made the target distribution levels will be reduced in the same proportion as the corresponding reduction in the unrecovered initial unit price. Because distributions of capital surplus will reduce the first target distribution, after any of these distributions are made, it may be easier for the general partner to receive incentive distributions.

If we distribute capital surplus on a unit in an amount equal to the initial unit price and have paid all arrearages on the common units, the target distribution levels will be reduced to zero. Once the target distribution levels are reduced to zero, all subsequent distributions will be from operating surplus, with 50.17% being paid to the holders of units and 49.83% to our general partner.

Adjustment of Target Distribution Levels

In addition to adjusting the target distribution levels to reflect a distribution of capital surplus, if we combine our units into fewer units or subdivide our units into a greater number of units, we will proportionately adjust:

•	the target distribution levels; and

•	the unrecovered initial unit price.

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

Equity Compensation Plan Information

See the equity compensation plan table set forth in “Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

Table 1: Operating and Net Income (Loss) Data

	Year ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except for per unit data)
Cemetery revenues:
Merchandise	$110,673	$114,025	$108,088	$94,898	$87,836
Services	44,054	46,094	46,995	40,951	36,947
Investment and other	46,959	46,808	42,901	35,897	33,055
Funeral home revenues:
Merchandise	18,922	15,551	12,810	10,435	9,701
Services	26,033	20,128	17,594	15,111	13,664

Total revenues	246,641	242,606	228,388	197,292	181,203

Cost of goods sold (exclusive of depreciation shown separately below):
Perpetual care	5,656	5,715	5,727	5,094	4,727
Merchandise	22,203	22,386	20,388	18,435	17,067
Cemetery expense	57,566	55,410	57,145	48,784	41,246
Selling expense	47,832	46,878	45,291	38,245	34,123
General and administrative expense	31,873	28,928	29,544	24,591	22,498
Corporate overhead (including unit-based compensation of $1,370 in 2013, $916 in 2012, $773 in 2011, $711 in 2010, and $1,576 in 2009)	28,875	28,169	23,766	24,379	22,370
Depreciation and amortization	9,548	9,431	8,534	8,845	6,528
Funeral home expense
Merchandise	5,569	5,200	4,473	4,001	3,716
Services	19,190	14,574	11,717	9,752	9,275
Other	10,895	8,951	7,364	6,184	6,015
Acquisition related costs, net of recoveries	1,051	3,123	4,604	5,715	1,072

Total costs and expenses	240,258	228,765	218,553	194,025	168,637

Operating profit	6,383	13,841	9,835	3,267	12,566
Gain on acquisitions	2,530	122	—	7,152	—
Gain on termination of operating agreement	—	1,737	—	—	—
Gain on settlement agreement, net	12,261	—	—	—	—
Gain on sale of other assets	155	—	—	—	—
Gain on sale of funeral home	—	—	92	—	434
Loss on early extinguishment of debt	21,595	—	4,010	—	—
Increase (decrease) in fair value of interest rate swap (1)	—	—	—	4,724	(2,681)
Expenses related to refinancing (2)	—	—	453	—	2,242
Interest expense	21,070	20,503	19,198	21,973	14,410

Net loss before income taxes	(21,336)	(4,803)	(13,734)	(6,830)	(6,333)
Income tax expense (benefit)	(2,304)	(1,790)	(4,019)	(5,383)	(1,945)

Net loss	$(19,032)	$(3,013)	$(9,715)	$(1,447)	$(4,388)

Net loss per limited partner unit (basic and diluted)	$(0.89)	$(0.15)	$(0.50)	$(0.10)	$(0.36)

(1)	Interest rate swaps were terminated on October 20, 2010.
(2)	Represents write-downs in previously capitalized debt issuance costs.

Table 2: Balance Sheet Data

	Year ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Cemetery property	$316,469	$309,980	$298,938	$283,460	$228,048
Total assets (1)	1,473,329	1,343,725	1,248,758	1,145,592	855,301
Deferred cemetery revenues, net (2)	581,585	497,861	441,678	386,465	259,323
Total debt	291,932	254,949	195,322	220,394	183,199
Total partners’ capital	$107,520	$135,182	$180,279	$128,191	$111,937

(1)	Includes the fair value of assets held in the merchandise and perpetual care trusts. Refer to Note 1 of our consolidated financial statements for a detailed discussion of the consolidation rules for these assets.
(2)	Represents revenues to be recognized from the sale of merchandise and services. Refer to Note 1 of our consolidated financial statements for a detailed discussion on the revenue recognition rules.

Table 3: Cash Flow and Other Financial Data

	Year ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per unit data)
Net cash provided by (used in):
Operating activities	$35,077	$31,896	$5,466	$3,106	$14,729
Investing activities	(26,697)	(39,948)	(29,186)	(49,551)	(12,180)
Financing activities	(4,151)	3,940	28,243	40,501	3,862

Change in assets and liabilities that provided (used) cash:
Merchandise trust	(36,919)	(11,806)	(23,889)	(13,517)	(6,133)
Merchandise liability	(3,861)	(7,260)	(5,669)	(2,401)	(4,332)

Capital expenditures:
Maintenance capital expenditures	6,986	4,874	6,040	7,878	2,524
Expansion capital expenditures, including acquisitions	19,866	35,074	23,268	41,327	4,770

Distributions declared per common unit	$2.385	$2.350	$2.340	$2.250	$2.220

Table 4: Operating Data

	Year ended December 31,
	2013	2012	2011	2010	2009
Interments performed	45,470	45,128	45,236	41,556	37,782
Cemetery revenues per interment performed	$4,436	$4,585	$4,377	$4,133	$4,178

Interment rights sold (1)
Lots	27,339	26,638	26,403	24,353	22,637
Mausoleum crypts (including pre-construction)	2,108	2,206	2,518	2,584	2,316
Niches	1,096	985	1,126	1,071	889

Net interment rights sold (1)	30,543	29,829	30,047	28,008	25,842

Number of contracts written	102,047	98,297	101,281	92,661	83,043
Aggregate contract amount, in thousands (excluding interest)	$268,621	$251,999	$244,921	$221,895	$197,787
Average amount per contract (excluding interest)	$2,632	$2,564	$2,418	$2,395	$2,382
Number of pre-need contracts written	51,737	48,131	49,747	45,193	39,043
Aggregate pre-need contract amount, in thousands (excluding interest)	$180,326	$163,627	$157,410	$143,022	$124,997
Average amount per pre-need contract (excluding interest)	$3,485	$3,400	$3,164	$3,165	$3,202
Number of at-need contracts written	50,310	50,166	51,534	47,468	44,000
Aggregate at-need contract amount, in thousands (excluding interest)	$88,295	$88,372	$87,511	$78,873	$72,790
Average amount per at-need contract (excluding interest)	$1,755	$1,762	$1,698	$1,662	$1,654

(1)	Net of cancellations. Sales of double-depth burial lots are counted as two sales.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and notes thereto included in “Part II Item 8” of this Annual Report on Form 10-K. Those notes also give more detailed information regarding the basis of presentation for the following information.

Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K, including, but not limited to, information regarding the status and progress of our operating activities, the plans and objectives of our management, assumptions regarding our future performance and plans, and any financial guidance provided, as well as certain information in our other filings with the SEC and elsewhere are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “project,” “expect,” “predict” and similar expressions identify these forward-looking statements. These forward-looking statements are made subject to certain risks and uncertainties that could cause actual results to differ materially from those stated or implied, including, but not limited to, the following: uncertainties associated with future revenue and revenue growth; the effect of economic downturns; the impact of our significant leverage on our operating plans; our ability to service our debt and pay distributions; the decline in the fair value of certain equity and debt securities held in our trusts; our ability to attract, train and retain an adequate number of sales people; uncertainties associated with the volume and timing of pre-need sales of cemetery services and products; increased use of cremation; changes in the death rate; changes in the political or regulatory environments, including potential changes in tax accounting and trusting policies; our ability to successfully implement a strategic plan relating to achieving operating improvements, strong cash flows and further deleveraging; our ability to successfully compete in the cemetery and funeral home industry; uncertainties associated with the integration or anticipated benefits of our recent acquisitions or any future acquisitions; our ability to complete and fund additional acquisitions; litigation or legal proceedings that could expose us to significant liabilities and damage our reputation; the effects of cyber security attacks due to our significant reliance on information technology; uncertainties relating to the financial condition of third-party insurance companies that fund our pre-need funeral contracts; and various other uncertainties associated with the death care industry and our operations in particular.

When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth under Risk Factors in “Part I, Item 1A” and our other reports filed with the SEC. Except as required under applicable law, we assume no obligation to update or revise any forward-looking statements made herein or any other forward-looking statements made by us, whether as a result of new information, future events or otherwise.

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

Cornerstone had been founded in 1999 by members of our management team and a private equity investment firm in order to acquire a group of 123 cemetery properties and 4 funeral homes. Since that time, Cornerstone, succeeded by us, has acquired additional cemeteries and funeral homes, entered into long term cemetery operating agreements, built funeral homes, and sold cemeteries and funeral homes, resulting in the operation of 277 cemeteries and 90 funeral homes as of December 31, 2013.

Capitalization

On September 20, 2004, we completed our initial public offering. Since that time, we have completed additional follow-on public offerings in December 2007, November 2009, September 2010 and February 2011. On March 26, 2013, we completed a follow-on public offering of 1,610,000 common units at a price of $25.35 per unit. Net proceeds of the offering, after deducting underwriting discounts and offering expenses, were approximately $38.4 million. The proceeds from the offering were used to pay down debt on our credit facility.

On February 27, 2014, we completed a follow-on public offering of 2,300,000 common units at a price of $24.45 per unit. Net proceeds of the offering, after deducting underwriting discounts and offering expenses, were approximately $53.1 million. The proceeds were used to pay down borrowings outstanding under our revolving credit facility.

Overview

Cemetery Operations

We are currently the second largest owner and operator of cemeteries in the United States. As of December 31, 2013, we operated 277 cemeteries in 27 states and Puerto Rico. We own 259 of these cemeteries, and we operate the remaining 18 under management or operating agreements with the nonprofit cemetery corporations that own the cemeteries. As a result of the agreements, other control arrangements and applicable accounting rules, we have treated 16 of these cemeteries as acquisitions for accounting purposes.

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

We sell cemetery products and services both at the time of death, which we refer to as at-need, and prior to the time of death, which we refer to as pre-need. During the year ended December 31, 2013, we performed 45,470 burials and sold 30,543 interment rights (net of cancellations) compared to 45,128 and 29,829 in 2012 and 45,236 and 30,047 in 2011, respectively. Cemetery revenues accounted for approximately 81.8%, 85.3% and 86.7% during the years ended December 31, 2013, 2012 and 2011, respectively.

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

Pre-need Sales

As previously noted, we do not recognize revenue on pre-need sales of merchandise and services until we have delivered the merchandise or performed the services. Accordingly, deferred revenues from pre-need sales and related merchandise trust earnings are reflected as a liability on our consolidated balance sheet in deferred cemetery revenues, net.

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

Contracts related to pre-need installment sales are usually for a period not to exceed 60 months, with payments of principal and interest required. Pre-need sales contracts normally contain provisions for both principal and interest. For those contracts that do not bear a market rate of interest, we impute such interest based upon the prime rate plus 150 basis points, which resulted in a rate of 4.75% during 2013, 2012 and 2011.

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

Direct costs associated with pre-need sales of cemetery merchandise and services, such as sales commissions and cost of goods sold, are reflected in the consolidated balance sheet in deferred selling and obtaining costs and deferred cemetery revenues, net, respectively, and are expensed as the merchandise is delivered or the services are performed. Indirect costs, such as marketing and advertising costs, are expensed in the period in which they are incurred.

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

Funeral Home Operations

As of December 31, 2013, we owned and operated 90 funeral homes. These properties are located in eighteen states and Puerto Rico. Forty-one of our funeral homes are located on the grounds of cemeteries that we own.

We derive revenues at our funeral homes from the sale of funeral home merchandise, including caskets and related funeral merchandise, and services, including removal and preparation of remains, the use of our facilities for visitation, worship and performance of funeral services and transportation services. We sell these services and merchandise generally at the time of need utilizing salaried licensed funeral directors. Funeral home revenues accounted for approximately 18.2%, 14.7% and 13.3% during the years ended December 31, 2013, 2012 and 2011, respectively.

Pursuant to state law, a portion of proceeds received from pre-need funeral service contracts is put into trust while amounts used to defray the initial administrative costs are not. All investment earnings generated by the assets in the trust (including realized gains and losses) are deferred until the associated merchandise is delivered or the services are performed. The balance of the amounts in these trusts is included within the merchandise trusts.

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

Revenues by State

The following table shows the percentage of revenues attributable to each of the states in which we operate for the periods presented:

	Year ended December 31,
	2013	2012	2011
Alabama	3.8%	3.8%	3.6%
California	8.8%	8.0%	8.8%
Florida	4.3%	1.0%	0.1%
Georgia	1.6%	1.3%	1.2%
Illinois	2.7%	2.6%	2.3%
Indiana	6.7%	6.9%	8.0%
Kansas	1.3%	1.3%	1.4%
Maryland	5.7%	5.8%	6.0%
Michigan	6.2%	6.1%	8.9%
Missouri	1.6%	1.5%	1.6%
New Jersey	6.3%	7.1%	6.8%
North Carolina	4.8%	5.8%	5.8%
Ohio	8.1%	9.3%	8.7%
Oregon	2.9%	2.7%	2.9%
Pennsylvania	12.7%	13.2%	14.7%
Puerto Rico	3.1%	3.3%	0.9%
South Carolina	1.8%	1.9%	2.1%
Tennessee	3.6%	3.7%	2.4%
Virginia	6.7%	6.8%	6.5%
West Virginia	5.1%	5.6%	5.3%
All others	2.2%	2.3%	2.0%

Total	100.0%	100.0%	100.0%

Principal Products and Services

The following table shows the percentage of revenues attributable to our principal products, services and other items during the periods presented:

	Year ended December 31,
	2013	2012	2011
Pre-need sales:
Burial lots	8.8%	9.9%	8.9%
Mausoleum crypts	4.7%	5.1%	4.7%
Markers	4.6%	4.8%	4.2%
Grave marker bases	1.0%	1.1%	1.1%
Burial vaults	4.2%	5.1%	5.0%
Lawn crypts	1.3%	1.5%	1.4%
Caskets	1.2%	0.8%	2.9%
Initial openings and closings (1)	5.5%	6.2%	6.5%
Other (2)	5.7%	5.5%	4.8%

Total pre-need sales	37.0%	40.0%	39.5%

Interest from pre-need sales	2.8%	2.8%	2.6%

Investment income from trusts:
Perpetual care trusts	5.4%	6.1%	6.6%
Merchandise trusts	4.5%	3.8%	3.7%

Total investment income from trusts	9.9%	9.9%	10.3%

At-need sales:
Openings and closings (3)	10.9%	11.1%	12.4%
Markers	8.2%	7.8%	7.7%
Burial lots	3.2%	3.4%	3.6%
Mausoleum crypts	1.0%	1.3%	1.2%
Grave marker bases	1.6%	1.6%	1.7%
Foundations and inscriptions (4)	0.8%	0.8%	1.0%
Burial vaults	1.6%	1.5%	1.6%
Other (5)	3.3%	3.3%	3.7%

Total at-need sales	30.6%	30.8%	32.9%

Funeral home revenues	18.2%	14.7%	13.3%
Other revenues (6)	1.5%	1.8%	1.4%

Total revenues	100.0%	100.0%	100.0%

(1)	Installation of the burial vault into the ground.
(2)	Includes revenues from niches, mausoleum lights, cremations, pet cemeteries, installation of burial vaults and markers sold to our customers by third parties and pre-need sales made in connection with the relocation of other cemetery interment rights. Also includes document processing fees on pre-need contracts and fees from sales of travel care protection, which covers shipping costs of a body if death occurs more than 100 miles from the place of residence.
(3)	Installation of the burial vault into the ground and the placement of the casket into the vault.
(4)	Installation of the marker on the ground and its inscription.
(5)	Includes revenues from lawn crypts, decorative lights installed on mausoleum crypts, installations of burial vaults, markers sold to our customers by third parties, cremation fees and document-processing fees on at-need contracts.
(6)	Includes sales of manufactured burial vaults to third parties, sales of cemetery and undeveloped land, commissions from sales of pre-need funeral and death benefit insurance policies provided through a third-party insurer and other miscellaneous revenues.

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

We currently purchase some of our burial vaults from third-party providers to assist us in meeting the demands of our accelerated purchase and delivery program. We are also limited in our ability to perform certain services in advance of the time of need because of their nature or our resources. For example, we cannot perform the final opening and closing, which is the placing of the casket into the ground, or inscribe the date of death on the monument or marker until the time of need. Even if we chose to perform all of the services in our pre-need backlog that could be performed in advance of need, such as installing all of the burial vaults in our pre-need backlog, we would not currently have the labor, equipment or other resources to perform all of those services in a short period of time.

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

We consolidate the assets of the trust in accordance with the provisions of ASC 810, as the trust is considered to be a variable interest entity for which we are the primary beneficiary. Assets are reflected at fair market value on the asset portion of our consolidated balance sheet as an asset entitled “perpetual care trusts, restricted, at fair value,” and an equal amount is reflected as a liability as “perpetual care trust corpus.”

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

We consolidate the assets of the trust in accordance with the provisions of ASC 810, as the trust is considered to be a variable interest entity for which we are the primary beneficiary. Assets are reflected at fair market value on the asset portion of our consolidated balance sheet as an asset entitled “merchandise trusts, restricted, at fair value”.

Unlike assets in the perpetual care trusts, assets in the merchandise trusts will be released to us at the time we meet the requirements. These requirements vary from state to state depending upon applicable laws.

Earnings on funds held in merchandise trusts, including investment income and capital gains, are deferred and included in our consolidated balance sheet in deferred cemetery revenues, net, until such time that we recognize the revenue from the related sale.

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

The income earned on funds held in the perpetual care and merchandise trusts can be materially affected by fluctuations in interest rates, dividend payments and, in the case of merchandise trusts, by the performance of the stock market. Investment income from the trusts accounted for 9.9%, 9.9% and 10.3% of our 2013, 2012 and 2011 total revenues, respectively. During 2013, 2012 and 2011 our average annual rates of return (not including changes in unrealized gains and losses) on funds held in the merchandise trusts were 9.4%, 6.7% and 7.5%, respectively, while our average annual rates of return on funds held in the perpetual care trusts were 4.8%, 5.9% and 6.2%, respectively. Past performance is not indicative of future performance.

Unrealized gains and losses in the merchandise trusts are deferred and accordingly have no immediate impact on our revenues, earnings or cash flow unless the fair market value of the funds declines below the estimated costs to deliver the related products and services, in which case we would be required to record a current charge to earnings equal to the difference between the fair market value of the funds and the estimated costs.

We determine whether or not assets in the merchandise and perpetual care trusts have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions, concerns related to a specific issuer and our ability and intent to hold securities until they recover their value. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its market value.

For assets held in the perpetual care trusts, any reduction in the cost basis due to an other-than-temporary impairment is offset with an equal and opposite reduction in the perpetual care trust corpus and has no impact on earnings.

For assets held in the merchandise trusts, any reduction in the cost basis due to an other-than-temporary impairment is recorded in deferred revenue.

The trust footnotes (Notes 5 and 6 of our consolidated financial statements included in “Part II Item 8”) disclose the adjusted cost basis of the assets in the trusts and contain a more detailed discussion of other-than- temporarily impaired assets.

Current Market Conditions and Economic Developments

We are subject to fluctuations in the fair value of equity and fixed-maturity debt securities in our trusts. These values can be negatively impacted by contractions in the credit market and overall downturns in economic activity.

In general, the financial markets have trended upward since 2009. As of December 31, 2013, the market value of the assets in our merchandise trusts exceeded their amortized cost by 2.6%, which is an improvement from December 31, 2012 when the market value of the assets exceeded their amortized cost by 0.2%. As of December 31, 2013, the market value of the assets in our perpetual care trusts exceeded their amortized cost by 10.5% which is an improvement from December 31, 2012 when the market value of the assets exceeded their amortized cost by 5.8%.

Further, we raised capital via a follow-on public offering of our common units in March of 2013. In addition, in May of 2013, we completed an offering of $175.0 million aggregate principal amount of 7.875% Senior Notes due 2021, the net proceeds of which were used to pay the tender offer consideration and redeem our then outstanding 10.25% Senior Notes due 2017. As of December 31, 2013, the majority of our long-term debt consisted of $175.0 million in Senior Notes due 2021 and $114.0 million of borrowings under our credit facility which expires in 2017. As of December 31, 2013, we had $26.0 million of availability under our revolving credit facility.

The average dollar value of contracts written has not deteriorated and the values for the year ended December 31, 2013 exceed the values from 2012.

We will continue to monitor evolving economic conditions, including changes in inflation rates and plan accordingly.

Recent Developments

On February 27, 2014, we completed a follow-on public offering of 2,300,000 common units at a price of $24.45 per unit. Net proceeds of the offering, after deducting underwriting discounts and offering expenses, were approximately $53.1 million. The proceeds were used to pay down borrowings outstanding under our revolving credit facility.

Change in Market Value of Trust Assets

We have a substantial portfolio of invested assets in both our merchandise and perpetual care trusts. Both trusts have a mix of cash and cash equivalents, fixed maturity debt securities and equity securities. Declines in the fair value of equity securities, and to a lesser degree, fixed maturity debt securities held in our trusts, can be a critical issue for us. The financial markets have generally trended upward since 2009 and reached a new record high at the end of December 2013. During 2013 and 2012, we determined that a few select assets in our merchandise trust had been impaired and we took an impairment charge of approximately $1.0 million in both years. We also determined an impairment in our perpetual care trust assets in 2012, resulting in an impairment charge of approximately $2.8 million. These impairment charges are deferred until such time that we deliver the merchandise or perform the services for which the trust assets are set aside. The impairment charges reduced the cost basis of the assets to their fair value. As of December 31, 2013, the aggregate post write-down fair value of the assets in our merchandise trust exceeded its amortized cost by 2.6% and the aggregate post write-down fair value of the assets in our perpetual care trust exceeded its amortized cost by 10.5%.

Funds in our trusts are managed by third-party investment managers who are in turn monitored by a third-party investment advisor selected by our Trust and Compliance Committee. The third-party investment advisor provides the committee with frequent updates on the performance of our investments. We will continue to monitor this performance closely. See “Item 7A. Quantitative and Qualitative Disclosure About Market Risk” for more information.

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

The fair value of trust assets is recorded as an asset on our consolidated balance sheet and is entirely offset by a liability. This liability is recorded as “Perpetual care trust corpus”. Changes in fair value of trust assets are recognized by adjusting both the trust asset and the offsetting liability. Impairment of the value of trust assets, whether temporary or other-than-temporary, will not impact periodic earnings nor will it impact our financial position or liquidity at any point in time.

Our primary risks related to the assets in the perpetual care trust relate to the interest and dividends paid and released to us and used to defray cemetery maintenance costs. Any material reduction in this income stream could have a material effect on our financial condition, results of operations and liquidity. Interest income earned on the perpetual care trust assets was approximately $15.7 million, $16.7 million and $15.8 million during the years ended December 31, 2013, 2012 and 2011, respectively.

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

At December 31, 2013, the merchandise trust had approximately $46.5 million in cash and cash equivalents. This amount functions to mitigate the risk of liquidating impaired assets. In evaluating the sufficiency of this amount as to its effectiveness in mitigating the risk of liquidating impaired assets, we have considered the net inflows and outflows of cash into the trust in recent prior periods. These net inflows and outflows are a function of both sales originations and the corresponding trust deposits and meeting the criteria for releasing funds. Total net cash inflows into the merchandise trust for the year ended December 31, 2013 were approximately $12.4 million, which includes an inflow of $10.3 million related to acquisitions made in 2013. See “Liquidity and Capital Resources” within this “Item 7” for more information.

Absent a substantial downturn in pre-need sales, we believe that the cash and cash equivalent allocation of the merchandise trust assets is sufficient to mitigate the risk of liquidating impaired assets in the near future.

Impact of Current Market Conditions on Our Ability to Meet Our Debt Covenants

Current market conditions have not negatively impacted our ability to meet our significant debt covenants. These covenants specifically relate to a certain measure of Consolidated EBITDA and certain coverage and leverage ratios as defined in the Credit Agreement described below.

Consolidated EBITDA is primarily related to the current period value of contracts written, investment income from the merchandise and perpetual care trusts, and current expenses incurred. The revenue recognition rules we must follow in accordance with accounting principles generally accepted in the United States of America (“GAAP”) are not considered.

We have two primary debt covenants that are dependent upon our financial results, the Consolidated Leverage Ratio and the Consolidated Debt Service Coverage Ratio. The Consolidated Leverage Ratio relates to the ratio of Consolidated Funded Indebtedness to Consolidated EBITDA. Our Consolidated Leverage Ratio was 3.88 at December 31, 2013 compared to a maximum allowed ratio of 4.00. The Consolidated Debt Service Coverage Ratio relates to the ratio of Consolidated EBITDA to Consolidated Debt Service. Our Consolidated Debt Service Coverage Ratio was 3.33 at December 31, 2013 compared to a minimum allowed ratio of 2.50.

Net Income (Loss), Operating Cash Flows and Partner Distributions

The table below details net income (loss), operating cash flows and partner distributions made in 2013, 2012 and 2011, respectively:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Net income (loss)	$(19,032)	$(3,013)	$(9,715)
Operating cash flows	35,077	31,896	5,466
Partner distributions	52,053	47,454	44,605

Cash flows from operations for the years ended December 31, 2013, 2012 and 2011 were $35.1 million, $31.9 million and $5.5 million, respectively, which exceeded our net loss of $19.0 million, $3.0 million and $9.7 million, respectively, during the same periods. The differences between our operating cash flows and net loss are in large part attributable to the fact that various cash inflows for payments of amounts due under pre-need sales contracts were not and are not as of yet recognized as revenues as we had not and have not met the delivery criteria for revenue recognition. Although there is no assurance, we expect that the trend of operating cash flows exceeding our net income or net loss will continue into the foreseeable future.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our historical consolidated financial statements. We prepared these financial statements in conformity with GAAP. The preparation of these consolidated financial statements required us to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. We based our estimates, judgments and assumptions on historical experience and known facts and other assumptions that we believed to be reasonable under the circumstances. In future periods, we expect to make similar estimates, judgments and assumptions on the same basis as we have historically. Our actual results in future periods may differ from these estimates under different assumptions and conditions. We believe that the following accounting policies or estimates had or will have the greatest potential impact on our consolidated financial statements for the periods discussed and for future periods.

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

Revenues from pre-need sales of cemetery interment rights in unconstructed burial property, such as mausoleum crypts and lawn crypts, are recognized using the percentage-of-completion method of accounting, with no revenue being recognized until at least 10% of the sales price has been received. The percentage-of-completion method of accounting requires us to make certain estimates as of our reporting dates. These estimates are made based upon information available at the reporting date and are updated on a specific identification method at the end of each reporting period. Periodic earnings are calculated based upon the total sales price, estimated costs to complete and the percentage completed during a given reporting period.

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

In addition to amounts deferred on new contracts, investment income and unrealized gains on our merchandise trust, deferred cemetery revenues, net, includes deferred revenues from pre-need sales that were entered into by entities prior to the acquisition of those entities by us, including entities that were acquired by Cornerstone Family Services, Inc. upon its formation in 1999. We provide for a reasonable profit margin for these deferred revenues (deferred margin) to account for the future costs of delivering products and providing services on pre-need contracts that we acquired through acquisitions. Deferred margin amounts are deferred until the merchandise is delivered or the services are performed.

Accounts Receivable Allowance for Cancellations

At the time of a pre-need sale, we record an account receivable in an amount equal to the total contract value less any cash deposit paid net of an estimated allowance for cancellations.

The allowance for cancellations is established based upon our estimate of expected cancellations and historical experiences and is currently approximately 10% of total contract values. Future cancellation rates may differ from this current estimate. We will continue to evaluate cancellation rates and will make changes to the estimate should the need arise. Actual cancellations did not vary significantly from the estimates of expected cancellations at December 31, 2013 or 2012.

Merchandise Trust Assets

Assets held in our merchandise trusts are carried at fair value. Any change in unrealized gains and losses is reflected in the carrying value of the assets and is recognized as deferred revenue. Any and all investment income streams, including interest, dividends or gains and losses from the sale of trust assets are offset against deferred revenue until such time that we deliver the underlying merchandise. Investment income generated from our merchandise trust is included in Cemetery revenues – investment and other.

We evaluate whether or not the assets in our merchandise trusts have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions, concerns related to the specific issuer and our ability and intent to hold the security until it regains its value. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its market value. Any reduction in the cost basis of the assets held in our merchandise trusts due to an other-than-temporary impairment is offset against deferred revenue. Refer to Note 5 of our consolidated financial statements included in this Annual Report on Form 10-K for a more detailed discussion of other-than-temporarily impaired assets.

Perpetual Care Trust Assets

Pursuant to state law, a portion of the proceeds from the sale of cemetery property is required to be paid into perpetual care trusts. All principal must remain in this trust into perpetuity while interest and dividends may be released and used to defray cemetery maintenance costs, which are expensed as incurred.

Assets in our perpetual care trusts are carried at fair value. Any change in unrealized gains and losses is reflected in the carrying value of the assets and is offset against perpetual care trust corpus.

We evaluate whether or not the assets in our perpetual care trusts have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions, concerns related to the specific issuer and our ability and intent to hold the security until it recovers its value. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its market value. Any reduction in the cost basis of the assets held in our perpetual care trusts due to an other-than-temporary impairment is offset against perpetual care trust corpus. There is no impact on earnings. Refer to Notes 5 and 6 of our consolidated financial statements included in this Annual Report on Form 10-K for a more detailed discussion of other-than-temporarily impaired assets.

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

The trusts footnotes (Notes 5 and 6) disclose the adjusted cost basis of the assets in both the merchandise and perpetual care trusts. This adjusted cost basis includes any adjustments to the original cost basis due to other-than-temporary impairments.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired. We test goodwill for impairment using a two-step test. In the first step of the test, we compare the fair value of the reporting unit to its carrying amount, including goodwill. We determine the fair value of each reporting unit using the income approach. We do not record an impairment of goodwill in instances where the fair value of a reporting unit exceeds its carrying amount. If the aggregate fair value of a reporting unit is less than the related carrying amount, we proceed to the second step of the test in which we would determine and record an impairment loss in an amount equal to the excess of the carrying amount of goodwill over the implied fair value. The goodwill impairment test is performed annually or more frequently if events or circumstances indicate that impairment may exist.

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

As of December 31, 2013, our taxable corporate subsidiaries had federal net operating loss carryforwards of approximately $194.3 million, which will begin to expire in 2019 and $238.2 million in state net operating losses, a portion of which expires annually. Our ability to use such federal net operating losses may be limited by changes in the ownership of our units deemed to result in an “ownership change” under the applicable provisions of the Internal Revenue Code of 1986, as amended.

Recent Accounting Pronouncements

In the third quarter of 2013, the Financial Accounting Standards Board issued Update No. 2013-11, Income Taxes (Topic 740) (“ASU 2013-11”). ASU 2013-11 provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This amendment requires an entity to present in the financial statements an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent that (i) a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position; or (ii) the tax law of the applicable jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. We applied the provisions of ASU 2013-11 to all unrecognized tax benefits that existed at the effective date of December 15, 2013. This adoption did not have a significant impact on our financial position, results of operations, or cash flows.

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

Results of Operations- Segments

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

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Cemetery Segments

Cemetery Operations – Southeast

In 2012 and 2013 we acquired five properties in our Cemetery Operations – Southeast segment. Of these acquisitions, four occurred during the third quarter of 2012 and one occurred during the third quarter of 2013. Therefore, the results of operations for these properties have either a lesser or no impact on the results for the year ended December 31, 2012, but are included in the results for the year ended December 31, 2013. These additions are responsible for approximately two-thirds of the increase to revenues and approximately one half of the increase to costs and expenses for this segment.

The table below compares the results of operations for our Cemetery Operations – Southeast for the year ended December 31, 2013 to the year ended December 31, 2012:

	Year ended December 31,
	2013	2012	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Total revenues	$134,046	$129,212	$4,834	3.7%
Total costs and expenses	95,726	91,239	4,487	4.9%

Operating profit	$38,320	$37,973	$347	0.9%

Revenues

The increase in revenues was related to an overall increase in the value of contracts written, with an increase of $1.6 million in the value of at-need contracts and $0.2 million in the value of pre-need contracts. We also had increases of $3.4 million in income from our trusts, partially offset by a decrease of $0.4 million in interest on accounts receivable and other income. Our investment results can vary from period to period based on a number of factors including realized income and the timing of the recognition of gains within the trusts.

Total costs and expenses

The increase in costs and expenses was primarily related to:

•	A $0.1 million increase in cost of goods sold primarily attributable to the increase in the value of contracts written and product mix.

•	A $1.0 million increase in cemetery expenses primarily due to increases of $0.6 million in labor costs and $0.4 million in repair and maintenance costs.

•	A $1.7 million increase in selling expenses primarily attributable to increases of $0.9 million in commissions and personnel expenses, $0.5 million in advertising and telemarketing costs, $0.2 million in travel costs, and $0.1 million in supplies and printing expenses.

•	A $1.5 million increase in general and administrative expenses primarily due to increases of $0.3 million in personnel costs, $0.3 million in insurance costs, $0.2 million in professional fees, $0.1 million in travel costs, $0.1 million in repair and maintenance expense, and $0.1 million in rent expense, with the remaining increase due to general office costs.

•	A $0.2 million increase in depreciation primarily due to the acquired properties.

Cemetery Operations – Northeast

The table below compares the results of operations for our Cemetery Operations – Northeast for the year ended December 31, 2013 to the year ended December 31, 2012:

	Year ended December 31,
	2013	2012	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Total revenues	$63,110	$60,357	$2,753	4.6%
Total costs and expenses	43,283	40,620	2,663	6.6%

Operating profit	$19,827	$19,737	$90	0.5%

Revenues

The increase in revenues was related to an overall increase in the value of contracts written, with an increase of $2.5 million in the value of pre-need contracts, partially offset by a decrease of $0.6 million in the value of at-need contracts. In addition, we had an increase of $1.6 million in income from our trusts, partially offset by a decrease of $0.7 million in other income. Our investment results can vary from period to period based on a number of factors including realized income and the timing of the recognition of gains within the trusts.

Total costs and expenses

The increase in costs and expenses was primarily related to:

•	A $0.5 million increase in cost of goods sold primarily attributable to the corresponding increase in the value of contracts written and product mix.

•	A $0.9 million increase in cemetery expenses primarily due to increases of $0.4 million in labor costs, $0.2 million in repair and maintenance expense, $0.2 million in utility costs and $0.1 million in automobile and equipment expenses.

•	A $0.9 million increase in selling expenses primarily attributable to increases of $0.5 million in commissions and personnel expenses, $0.3 million in advertising and telemarketing costs and $0.1 million in travel costs.

•	A $0.4 million increase in general and administrative expenses primarily due to increases of $0.2 million in personnel costs and $0.2 million in insurance costs.

Cemetery Operations – West

Effective March 31, 2012, we terminated our operating agreement with the Archdiocese of Detroit. Therefore, the results of operations for these properties are only included in the year ended December 31, 2012 up to that point, and have no impact on the results for the year ended December 31, 2013. The removal of these properties from our results of operations resulted in a $1.8 million decrease in revenues and $1.6 million decrease in costs and expenses period over period. In the second quarter of 2012 we made one acquisition in our Cemetery Operations – West segment. This acquisition did not have a significant impact on the comparison of the segment’s results of operations below.

The table below compares the results of operations for our Cemetery Operations – West for the year ended December 31, 2013 to the year ended December 31, 2012:

	Year ended December 31,
	2013	2012	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Total revenues	$78,636	$68,766	$9,870	14.4%
Total costs and expenses	48,958	45,437	3,521	7.7%

Operating profit	$29,678	$23,329	$6,349	27.2%

Revenues

The increase in revenues was related to an overall increase in the value of contracts written, with an increase of $3.7 million in the value of pre-need contracts, partially offset by a decrease of $0.4 million in the value of at-need contracts. In addition, we had an increase of $7.0 million in income from our trusts, partially offset by a decrease of $0.4 million in interest and other income. Our investment results can vary from period to period based on a number of factors including realized income and the timing of the recognition of gains within the trusts.

Total costs and expenses

The increase in costs and expenses was primarily related to:

•	A $1.1 million increase in cost of goods sold primarily attributable to the corresponding increase in the value of contracts written and product mix.

•	A $0.2 million increase in cemetery expenses primarily due to increases of $0.3 million in repair and maintenance expense and $0.2 million in real estate taxes, partially offset by a decrease of $0.3 million in personnel costs.

•	A $1.4 million increase in selling expenses primarily attributable to increases of $1.0 million in commissions and personnel expenses, $0.3 million in advertising and telemarketing costs and $0.2 million in travel costs, partially offset by a net $0.1 million decrease in miscellaneous selling costs.

•	A $1.0 million increase in general and administrative expenses comprised of increases of $0.2 million in personnel costs, $0.2 million in legal costs, $0.1 million in insurance costs, $0.1 million in professional fees, and $0.1 million in travel costs, with the remaining increase due to general office costs.

•	A $0.2 million decrease in depreciation.

Funeral Homes Segment

In 2012 and 2013 we acquired twenty three funeral homes. Of these acquisitions, two occurred during the second quarter of 2012, fourteen occurred during the third quarter of 2012, one occurred during the fourth quarter of 2012 and six occurred during the first quarter of 2013. Therefore, the results of operations for these properties have either a lesser or no impact on the results for the year ended December 31, 2012, but are included in the results for the year ended December 31, 2013. These additions are primarily responsible for the increases to revenues and costs and expenses for the Funeral Homes segment.

The table below compares the results of operations for our Funeral Homes segment for the year ended December 31, 2013 to the year ended December 31, 2012:

	Year ended December 31,
	2013	2012	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Total revenues	$50,808	$37,988	$12,820	33.7%
Total costs and expenses	39,355	31,486	7,869	25.0%

Operating profit	$11,453	$6,502	$4,951	76.1%

Revenues

The increase in revenues was primarily attributable to a $7.3 million increase in pre-need revenues, a $3.3 million increase in at-need revenues and a $2.2 million increase in other revenues.

Total costs and expenses

The increase in costs and expenses was primarily attributable to increases of $4.3 million in personnel expenses, $0.6 million in merchandise costs, $0.4 million in other service and supplies expenses, $0.7 million in advertising costs, $0.7 million in facility costs, and $0.5 million in depreciation and amortization expense, with the remainder attributable to increases in other general expense categories.

Corporate Segment

The table below compares expenses incurred by the Corporate segment for the year ended December 31, 2013 to the year ended December 31, 2012:

	Year ended December 31,
	2013	2012	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Selling, cemetery and general and administrative expenses	$972	$870	$102	11.7%
Depreciation and amortization	1,176	1,542	(366)	-23.7%
Acquisition related costs, net of recoveries	1,051	3,123	(2,072)	-66.3%

Corporate expenses:
Corporate personnel expenses	14,478	12,309	2,169	17.6%
Other corporate expenses	14,397	15,860	(1,463)	-9.2%

Total corporate overhead	28,875	28,169	706	2.5%

Total corporate expenses	$32,074	$33,704	$(1,630)	-4.8%

Selling, cemetery and general and administrative expenses allocated to the Corporate segment remained relatively consistent period over period.

The decrease in depreciation and amortization was due to a decrease in the amortization of deferred financing fees.

Acquisition related costs include legal fees and other third party costs incurred in acquisition related activities. These costs will vary from period to period depending on the amount of acquisition activity that takes place. There was a decrease in the expense related to a recovery of legal fees in the first and second quarters of 2013 resulting from a legal settlement.

The increase in total corporate overhead was attributable to increases of $2.2 million in personnel expenses and $0.4 million in unit-based compensation expense. These increases were partially offset by a $1.0 million decrease in professional fees, primarily related to a recovery of legal fees from a legal settlement during the second quarter of 2013, and a $0.9 million decrease in advertising and public relations costs.

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

The table below analyzes results of operations and the changes therein for the year ended December 31, 2013 compared to the year ended December 31, 2012. The table is structured so that our readers can determine whether changes were based upon changes in the level of merchandise and services and other revenues generated during each period and/or changes in the timing of when merchandise and services were delivered. During 2013 we acquired 1 cemetery and 6 funeral homes. During 2012 we acquired 5 cemeteries and 17 funeral homes. The results of operations for these properties have either a lesser or no impact on the results for the year ended December 31, 2012, but are included in the results for the year ended December 31, 2013. These additions are contributing a significant portion of the increases to revenues and costs and expenses in the table below. Effective March 31, 2012, we terminated our operating agreement with the Archdiocese of Detroit; consequently, the results of operations for these properties are included in 2012 up to that point, and are not included in 2013.

	Year ended December 31, 2013			Year ended December 31, 2012
	(in thousands)			(in thousands)
	Segment Results (non-GAAP)	GAAP Adjustments	GAAP Results	Segment Results (non-GAAP)	GAAP Adjustments	GAAP Results	Change in GAAP results ($)	Change in GAAP results (%)
Revenues
Pre-need cemetery revenues	$134,857	$(43,714)	$91,143	$128,437	$(31,437)	$97,000	$(5,857)	-6.0%
At-need cemetery revenues	80,000	(4,568)	75,432	79,346	(4,552)	74,794	638	0.9%
Investment income from trusts	50,564	(26,158)	24,406	38,571	(14,446)	24,125	281	1.2%
Interest income	6,926	—	6,926	6,698	—	6,698	228	3.4%
Funeral home revenues	50,808	(5,853)	44,955	37,988	(2,309)	35,679	9,276	26.0%
Other cemetery revenues	3,445	334	3,779	5,283	(973)	4,310	(531)	-12.3%

Total revenues	326,600	(79,959)	246,641	296,323	(53,717)	242,606	4,035	1.7%

Costs and expenses
Cost of goods sold	35,382	(7,523)	27,859	33,807	(5,706)	28,101	(242)	-0.9%
Cemetery expense	57,566	—	57,566	55,410	—	55,410	2,156	3.9%
Selling expense	58,782	(10,950)	47,832	54,641	(7,763)	46,878	954	2.0%
General and administrative expense	31,873	—	31,873	28,928	—	28,928	2,945	10.2%
Corporate overhead	28,875	—	28,875	28,169	—	28,169	706	2.5%
Depreciation and amortization	9,548	—	9,548	9,431	—	9,431	117	1.2%
Funeral home expense	36,319	(665)	35,654	28,977	(252)	28,725	6,929	24.1%
Acquisition related costs, net of recoveries	1,051	—	1,051	3,123	—	3,123	(2,072)	-66.3%

Total costs and expenses	259,396	(19,138)	240,258	242,486	(13,721)	228,765	11,493	5.0%

Operating profit	$67,204	$(60,821)	$6,383	$53,837	$(39,996)	$13,841	$(7,458)	-53.9%

Revenues

Pre-need cemetery revenues were $91.1 million for the year ended December 31, 2013, a decrease of $5.9 million, or 6.0%, as compared to $97.0 million during 2012. An increase of $6.4 million in the value of pre-need cemetery contracts written was offset by an increase of $12.3 million in deferred revenue.

At-need cemetery revenues were $75.4 million for the year ended December 31, 2013, an increase of $0.6 million, or 0.9%, as compared to $74.8 million during 2012. The increase was caused by an increase in the value of at-need cemetery contracts written.

Investment income from trusts was $24.4 million for the year ended December 31, 2013, an increase of $0.3 million, or 1.2%, as compared to $24.1 million during 2012. On a segment basis, we had an increase of $12.0 million, which was offset by an adjustment of $11.7 million related to funds for which we have not met the requirements that would allow us to recognize them as revenue. Our investment results can vary from period to period based on a number of factors including realized income and the timing of the recognition of gains within the trusts.

Interest income on accounts receivable was $6.9 million for the year ended December 31, 2013, an increase of $0.2 million, or 3.4%, as compared to $6.7 million during 2012.

Funeral home revenues were $45.0 million for the year ended December 31, 2013, an increase of $9.3 million, or 26.0%, compared to $35.7 million during 2012. The increase was primarily attributable to the acquisitions of 23 funeral homes made during 2012 and 2013.

Other cemetery revenues include miscellaneous items that are not grouped with our cemetery merchandise and services. Other cemetery revenues were $3.8 million for the year ended December 31, 2013, a decrease of $0.5 million, or 12.3%, as compared to $4.3 million during 2012. The decrease was primarily related to non-recurring other income from the sale of assets that occurred in 2012.

Costs and Expenses

Cost of goods sold were $27.9 million for the year ended December 31, 2013, a decrease of $0.2 million, or 0.9%, as compared to $28.1 million in 2012. The ratio of cost of goods sold to pre-need and at-need cemetery revenues was 16.7% for the year ended December 31, 2013 as compared to 16.4% during 2012. The change in the ratio primarily relates to changes in product mix.

Cemetery expenses were $57.6 million during the year ended December 31, 2013, an increase of $2.2 million, or 3.9%, compared to $55.4 million during 2012. This increase was comprised of increases of $0.7 million in labor costs, $0.4 million in utility and fuel costs, $0.3 million in travel costs and $0.9 million in repair and maintenance expenses, which were partially offset by a net decrease of $0.1 million in cemetery overhead and other costs. Cemetery expenses relate to the current costs of managing and maintaining our cemetery properties. These costs are expensed as incurred and are not deferred. Accordingly, from a margin standpoint, the most effective gauge of measuring cemetery expenses is as a ratio of segment level pre-need and at-need cemetery revenues. Changes in this ratio give an indication of our ability to manage and control our operating costs relative to our overall cemetery operations. An increase in the ratio indicates that expense increases related to the operation and maintenance of our cemetery properties exceeded increases in the value of contracts written, while a decrease in the ratio indicates that expense growth did not exceed increases in the value of contracts written. In the short-term, this ratio can be positively or negatively impacted by our acquisitions, including such factors as how long it takes us to fully implement our pre-need sales programs and whether there are any unanticipated costs. Over the long-term, we would expect this ratio to slightly decline as many of the expenses in this category are fixed in nature. The ratio of cemetery expenses to segment level pre-need and at-need cemetery revenues was 26.8% during the year ended December 31, 2013 as compared to 26.7% during 2012.

Selling expenses were $47.8 million during the year ended December 31, 2013, an increase of $0.9 million, or 2.0%, as compared to $46.9 million in 2012. The expense increase is comprised of segment based increases of $2.3 million in commissions and personnel expenses, $1.1 million in advertising and telemarketing costs and $0.5 million in travel expenses and a net $0.2 million in general selling costs, which were offset by an increase in deferred selling expenses of $3.2 million. The ratio of selling expenses to cemetery revenues was 28.7% for the year ended December 31, 2013 as compared to 27.3% during 2012. This ratio gives some indication of how effectively the money we invest in selling efforts is translating into sales. However, the majority of our selling expenses are directly related to sales commissions and bonuses, which would be directly related to changes in the value of pre-need and at-need contracts written. As a result, we would expect this ratio to remain fairly consistent.

General and administrative expenses were $31.9 million during the year ended December 31, 2013, an increase of $3.0 million, or 10.2%, as compared to $28.9 million during 2012. This increase was due to increases of $0.7 million in personnel costs, $0.6 million in insurance costs, $0.3 million in professional fees, $0.2 million in travel costs and $0.1 million increases each in supplies, office rent, and repairs and maintenance. The remaining increase was due to general office and miscellaneous costs. General and administrative expenses are expensed as incurred and are not deferred. Accordingly, from a margin standpoint, the most effective gauge of measuring general and administrative expenses is as a ratio of segment level pre-need and at-need cemetery revenues. Changes in this ratio give an indication of our ability to manage and control our general and administrative costs relative to our overall cemetery operations. An increase in the ratio indicates that general and administrative percentage expense increases related to our cemetery properties exceeded percent increases in the value of contracts written, while a decrease in the ratio indicates that expense growth on a percentage basis did not exceed percentage increases in the value of contracts written. In the short-term, this ratio can be positively or negatively impacted by our acquisitions, including such factors as how long it takes us to fully implement our pre-need sales programs and whether there are any unanticipated costs. Over the long-term, we would expect this ratio to slightly decrease as many of the expenses in this category are fixed in nature. The ratio of general and administrative expenses to segment level pre-need and at-need cemetery revenues was 14.8% during the year ended December 31, 2013 as compared to 13.9% during 2012.

Total corporate overhead was $28.9 million during the year ended December 31, 2013, an increase of $0.7 million, or 2.5%, compared to $28.2 million during 2012. The increase in total corporate overhead was attributable to increases of $2.2 million in personnel expenses and $0.4 million in unit-based compensation expense. These increases were partially offset by a $1.0 million decrease in professional fees, primarily related to a recovery of legal fees from a legal settlement during the second quarter of 2013, and a $0.9 million decrease in advertising and public relations costs.

Depreciation and amortization was $9.5 million during the year ended December 31, 2013, an increase of $0.1 million, or 1.2%, as compared to $9.4 million during the same period last year. The increase was primarily due to additional depreciation and amortization from our recent acquisitions offset by runoff of existing assets, including deferred financing fees.

Funeral home expenses were $35.7 million for the year ended December 31, 2013, an increase of $7.0 million, or 24.1%, compared to $28.7 million during 2012. The increase was primarily driven by our acquisitions and was attributable to segment increases of $4.3 million in personnel expenses, $0.6 million in merchandise costs, $0.4 million in other service and supplies expenses, $0.7 million in advertising costs, and $0.7 million in facility costs, with the remainder attributable to increases in other general expense categories. These increases were offset by an increase of $0.4 million in deferred funeral home expenses.

Acquisition related costs were $1.1 million for the year ended December 31, 2013, a decrease of $2.0 million, or 66.3%, as compared to $3.1 million during 2012. The decrease was primarily due to a legal settlement which resulted in a recovery of legal fees in the first and second quarters of 2013. These costs will vary from period to period depending on the amount of acquisition activity that takes place.

Non-segment Allocated Results

Certain statement of operations amounts are not allocated to segment operations. These amounts are those line items that can be found on our consolidated statement of operations below operating profit and above net income (loss).

The table below summarizes these items and the changes between the years ended December 31, 2013 and 2012:

	Year ended December 31,
	2013	2012	Change ($)	Change (%)
	(in thousands)
Gain on acquisitions	$2,530	$122	$2,408	1,973.8%
Gain on termination of operating agreement	—	1,737	(1,737)	-100.0%
Gain on settlement agreement, net	12,261	—	12,261	100.0%
Gain on sale of other assets	155	—	155	100.0%
Loss on early extinguishment of debt	21,595	—	21,595	100.0%
Interest expense	21,070	20,503	567	2.8%
Income tax expense (benefit)	$(2,304)	$(1,790)	$(514)	28.7%

The gain on acquisition recorded during the year ended December 31, 2013 relates to our third quarter 2013 acquisition. The gain on acquisition recorded during the year ended December 31, 2012 relates to one of our second quarter 2012 acquisitions.

During the year ended December 31, 2012, we recognized a gain of $1.7 million related to the termination of an operating agreement. Refer to Note 13 of our consolidated financial statements in “Item 8” of this Form 10-K for a more detailed discussion.

During the year ended December 31, 2013, certain proceeds received from a legal settlement were recorded as a gain on settlement agreement on the consolidated statement of operations, resulting in a total gain on settlement of $12.3 million.

The early extinguishment of debt charge of $21.6 million relates to the tender premium of $14.9 million we paid in connection with the early repayment of $150.0 million of our 10.25% Senior Notes due 2017 and the write-off of $6.7 million of unamortized fees and discounts related to those notes.

Interest expense has increased during the year ended December 31, 2013 as compared to the same period last year. This increase is primarily caused by an increase in the aggregate principal amount outstanding on our credit facility, partially offset by a reduction of interest expense related to the refinancing of our Senior Notes in the second quarter of 2013. Average amounts outstanding under our credit facility were $101.3 million and $80.7 million during the years ended December 31, 2013 and 2012, respectively.

We had an income tax benefit of $2.3 million for the year ended December 31, 2013, an increase in the benefit of $0.5 million, or 28.7%, compared to a benefit of $1.8 million during 2012. The increase in the income tax benefit is primarily due to an increase in pre-tax losses at our corporate subsidiaries that are subject to corporate tax. Our effective tax rate differs from our statutory tax rate primarily because our legal entity structure includes different tax filing entities, including a significant number of partnerships that are not subject to paying tax.

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

The table below compares the results of operations for our Cemetery Operations – West for the year ended December 31, 2012 to the year ended December 31, 2011:

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

The table below compares the results of operations for our Funeral Homes segment for the year ended December 31, 2012 to the year ended December 31, 2011:

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

Corporate Segment

The table below compares expenses incurred by the Corporate segment for the year ended December 31, 2012 to the year ended December 31, 2011:

	Year ended December 31,
	2012	2011	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Selling, cemetery and general and administrative expenses	$870	$832	$38	4.6%
Depreciation and amortization	1,542	2,127	(585)	-27.5%
Acquisition related costs, net of recoveries	3,123	4,604	(1,481)	-32.2%
Corporate expenses:
Corporate personnel expenses	12,309	11,580	729	6.3%
Other corporate expenses	15,860	12,186	3,674	30.1%

Total corporate overhead	28,169	23,766	4,403	18.5%

Total corporate expenses	$33,704	$31,329	$2,375	7.6%

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

	Year ended December 31, 2012			Year ended December 31, 2011
	(in thousands)			(in thousands)
	Segment Results (non-GAAP)	GAAP Adjustments	GAAP Results	Segment Results (non-GAAP)	GAAP Adjustments	GAAP Results	Change in GAAP results ($)	Change in GAAP results (%)
Revenues
Pre-need cemetery revenues	$128,437	$(31,437)	$97,000	$122,789	$(31,735)	$91,054	$5,946	6.5%
At-need cemetery revenues	79,346	(4,552)	74,794	79,501	(5,141)	74,360	434	0.6%
Investment income from trusts	38,571	(14,446)	24,125	38,943	(15,399)	23,544	581	2.5%
Interest income	6,698	—	6,698	5,864	—	5,864	834	14.2%
Funeral home revenues	37,988	(2,309)	35,679	31,163	(759)	30,404	5,275	17.3%
Other cemetery revenues	5,283	(973)	4,310	2,380	782	3,162	1,148	36.3%

Total revenues	296,323	(53,717)	242,606	280,640	(52,252)	228,388	14,218	6.2%

Costs and expenses
Cost of goods sold	33,807	(5,706)	28,101	31,154	(5,039)	26,115	1,986	7.6%
Cemetery expense	55,410	—	55,410	57,145	—	57,145	(1,735)	-3.0%
Selling expense	54,641	(7,763)	46,878	53,784	(8,493)	45,291	1,587	3.5%
General and administrative expense	28,928	—	28,928	29,547	(3)	29,544	(616)	-2.1%
Corporate overhead	28,169	—	28,169	23,766	—	23,766	4,403	18.5%
Depreciation and amortization	9,431	—	9,431	8,534	—	8,534	897	10.5%
Funeral home expense	28,977	(252)	28,725	23,554	—	23,554	5,171	22.0%
Acquisition related costs, net of recoveries	3,123	—	3,123	4,604	—	4,604	(1,481)	-32.2%

Total costs and expenses	242,486	(13,721)	228,765	232,088	(13,535)	218,553	10,212	4.7%

Operating profit	$53,837	$(39,996)	$13,841	$48,552	$(38,717)	$9,835	$4,006	40.7%

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

The majority of the increase in the value of pre-need and at-need contracts was primarily driven by our Cemetery Operations-Southeast segment where we acquired 6 cemeteries during the third quarter of 2011, 5 cemeteries during the fourth quarter of 2011 and 4 cemeteries during the third quarter of 2012. Therefore, the results of operations for these cemeteries are included in the year ended December 31, 2012, but have little to no impact on the year ended December 31, 2011. In addition, the value of pre-need and at-need contracts was negatively impacted by the termination of our operating agreement with the Archdiocese of Detroit that occurred March 31, 2012.

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

Revenues for the Funeral Homes segment were $35.7 million for the year ended December 31, 2012, an increase of $5.3 million, or 17.3%, compared to $30.4 million during 2011. The increase was primarily attributable to the acquisitions of 29 funeral homes made during 2011 and 2012.

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

Non-segment Allocated Results

As previously mentioned, certain income statement amounts are not allocated to segment operations. These amounts are those line items that can be found on our consolidated statement of operations below operating profit and above net income (loss).

The table below summarizes these items and the changes between the years ended December 31, 2012 and 2011:

	Year ended December 31,
	2012	2011	Change ($)	Change (%)
	(in thousands)
Gain on acquisitions	$122	$—	$122	100.0%
Gain on termination of operating agreement	1,737	—	1,737	100.0%
Gain on sale of funeral home	—	92	(92)	-100.0%
Loss on early extinguishment of debt	—	4,010	(4,010)	-100.0%
Expenses related to refinancing	—	453	(453)	-100.0%
Interest expense	20,503	19,198	1,305	6.8%
Income tax expense (benefit)	$(1,790)	$(4,019)	$2,229	-55.5%

During the year ended December 31, 2012, we recognized a gain of $1.7 million related to the termination of an operating agreement. The gain on acquisition relates to one of our second quarter 2012 acquisitions. Refer to Note 13 of our consolidated financial statements in “Item 8” of this Form 10-K for a more detailed discussion.

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

Interest expense has increased during the year ended December 31, 2012 as compared to the same period last year. This increase is caused by increased borrowings on our credit facility, which are offset in part by a change in our debt mix and reduced interest rates. Average amounts outstanding under our credit facility were $80.7 million and $15.9 million during the year ended December 31, 2012 and 2011, respectively. However, amendments that we made to our credit facility have lowered our interest rate to a lower rate than what was in effect in the same period last year. In addition, we had $35.0 million of Senior Secured Notes, which bore interest at 12.5%, outstanding at the beginning of 2011. The Senior Secured Notes were repaid in February of 2011.

We had an income tax benefit of $1.8 million for the year ended December 31, 2012, a decrease in the benefit of $2.2 million, or 55.5%, compared to a benefit of $4.0 million during 2011. The decrease in the income tax benefit is due to a decrease in pre-tax losses at our corporate subsidiaries that are subject to corporate tax. Further, in 2011 we recorded a one-time income tax benefit of $0.9 million related to the reversal of uncertain tax positions for which the statute of limitations had expired. In addition, our effective tax rate differs from our statutory tax rate primarily because our legal entity structure includes different tax filing entities, including a significant number of partnerships that are not subject to paying tax.

Liquidity and Capital Resources

Overview

Our primary short-term liquidity needs are to fund general working capital requirements, repay our debt obligations, service our debt, make routine maintenance capital improvements and pay distributions. We will need additional liquidity to construct mausoleum and lawn crypts on the grounds of our cemetery properties.

Our primary sources of liquidity are cash flow from operations and amounts available under our revolving credit facility as described below. In the past, we have been able to increase our liquidity through long-term bank borrowings and the issuance of additional common units and other partnership securities, including debt, subject to the restrictions in our revolving credit facility and under our senior notes.

We believe that cash generated from operations and our borrowing capacity under our revolving credit facility, which is discussed below, will be sufficient to meet our working capital requirements as well as our anticipated capital expenditures for the foreseeable future.

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

Offerings of Common Units

On March 26, 2013, we completed a follow-on public offering of 1,610,000 common units at a price of $25.35 per unit. Net proceeds of the offering, after deducting underwriting discounts and offering expenses, were approximately $38.4 million. The proceeds from the offering were used to pay down debt on the credit facility.

On February 27, 2014, we completed a follow-on public offering of 2,300,000 common units at a price of $24.45 per unit. Net proceeds of the offering, after deducting underwriting discounts and offering expenses, were approximately $53.1 million. The proceeds were used to pay down borrowings outstanding under our revolving credit facility.

Long-term Debt

7.875% Senior Notes due 2021

Purchase Agreement

On May 16, 2013, we, Cornerstone Family Services of West Virginia Subsidiary, Inc., our wholly owned subsidiary (“Cornerstone Co.” and together with us, the “Issuers”), and certain subsidiary guarantors (the “Guarantors”) entered into a Purchase Agreement (the “Purchase Agreement”) with Merrill Lynch, Pierce, Fenner & Smith Incorporated, acting on behalf of itself and as the representative for the other initial purchasers named in the Purchase Agreement (collectively, the “Initial Purchasers”). Pursuant to the Purchase Agreement, the Issuers, as joint and several obligors, agreed to sell to the Initial Purchasers $175.0 million aggregate principal amount of 7.875% Senior Notes due 2021 (the “Senior Notes”), with an original issue discount of approximately $3.8 million, in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended (the “Securities Act”), for resale by the Initial Purchasers (i) to qualified institutional buyers pursuant to Rule 144A under the Securities Act or (ii) outside the United States to non-U.S. persons in compliance with Regulation S under the Securities Act (the “Notes Offering”). The Notes Offering closed on May 28, 2013.

The Purchase Agreement contains customary representations and warranties of the parties and indemnification and contribution provisions under which the Issuers and the Guarantors, on one hand, and the Initial Purchasers, on the other, have agreed to indemnify each other against certain liabilities, including liabilities under the Securities Act.

The net proceeds from the Notes Offering were used to retire a $150.0 million aggregate principal amount of 10.25% Senior Notes due 2017 (the “Prior Senior Notes”), as described below, and the remaining proceeds were used for general corporate purposes. The Senior Notes were issued at 97.832% of par resulting in gross proceeds of $171.2 million with an original issue discount of approximately $3.8 million. We incurred debt issuance costs and fees of approximately $4.6 million. These costs and fees are deferred and will be amortized over the life of these notes. We also entered into a Registration Rights Agreement (described below) for the benefit of holders of the Senior Notes.

Indenture

On May 28, 2013, the Issuers, the Guarantors, and Wilmington Trust, National Association, as successor trustee by merger to Wilmington Trust FSB (the “Trustee”), entered into an indenture (the “Indenture”) governing the Senior Notes.

The Issuers pay 7.875% interest per annum on the principal amount of the Senior Notes, payable in cash semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2013. The Senior Notes mature on June 1, 2021.

The Senior Notes are senior unsecured obligations of the Issuers that:

•	rank equally in right of payment with all existing and future senior debt of the Issuers;

•	rank senior in right of payment to all existing and future senior subordinated and subordinated debt of the Issuers;

•	are effectively subordinated in right of payment to existing and future secured debt of the Issuers, to the extent of the value of the assets securing such debt; and

•	are structurally subordinated to all of the existing and future liabilities of each subsidiary of the Issuers that does not guarantee the Senior Notes.

The Issuers’ obligations under the Senior Notes and the Indenture are jointly and severally guaranteed (the “Note Guarantees”) by each of our subsidiary, other than Cornerstone Co., that we have caused or will cause to become a Guarantor pursuant to the terms of the Indenture (each, a “Restricted Subsidiary”).

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

In addition, at any time prior to June 1, 2016, the Issuers, at their option, may redeem up to 35% of the aggregate principal amount of the Senior Notes issued under the Indenture with the net cash proceeds of certain our equity offerings described in the Indenture at a redemption price equal to 107.875% of the principal amount of the Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to the redemption date provided, however, that (i) at least 65% of the aggregate principal amount of the Senior Notes issued under the Indenture remain outstanding immediately after the occurrence of such redemption and (ii) the redemption occurs within 180 days of the closing date of such offering.

Subject to certain exceptions, upon the occurrence of a Change of Control (as defined in the Indenture), each holder of the Senior Notes will have the right to require the Issuers to purchase that holder’s Senior Notes for a cash price equal to 101% of the principal amounts to be purchased, plus accrued and unpaid interest to the date of purchase.

The Indenture requires the Issuers and/or the Guarantors, as applicable, to comply with various covenants including, but not limited to, covenants that, subject to certain exceptions, limit our and our Restricted Subsidiaries’ ability to (i) incur additional indebtedness; (ii) make certain dividends, distributions, redemptions or investments; (iii) enter into certain transactions with affiliates; (iv) create, incur, assume or permit to exist certain liens against their assets; (v) make certain sales of their assets; and (vi) engage in certain mergers, consolidations or sales of all or substantially all of their assets. The Indenture also contains various affirmative covenants regarding, among other things, delivery of certain reports filed with the SEC and materials required pursuant to Rule 144A under the Securities Act to holders of the Senior Notes and joinder of future subsidiaries as Guarantors under the Indenture. As of December 31, 2013, we were in compliance with all applicable covenants under the Indenture.

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

Registration Rights Agreement

In connection with the sale of the Senior Notes, the Issuers, the Guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the initial purchasers of the Senior Notes, entered into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which the Issuers and the Guarantors agreed, for the benefit of the holders of the Senior Notes, to use their commercially reasonable efforts to file a registration statement with the SEC with respect to a registered offer to exchange the Senior Notes for new “exchange” notes having terms substantially identical in all material respects to the Senior Notes, with certain exceptions (the “Exchange Offer”). If the Senior Notes are not freely tradable by persons other than affiliates pursuant to Rule 144 under the Securities Act on or before the 366th day after the issuance of the Senior Notes (the “Exchange Date”), the Issuers and the Guarantors agreed to use their commercially reasonable efforts (i) to consummate such Exchange Offer on or before the Exchange Date, and (ii) upon the occurrence of certain events described in the Registration Rights Agreement, which result in the inability to consummate the Exchange Offer, to cause a shelf registration statement covering resales of the Senior Notes to be declared effective. The Issuers are required to pay additional interest to the holders of the Senior Notes under certain circumstances if they fail to comply with their obligations under the Registration Rights Agreement.

10.25% Senior Notes due 2017

Prior to their retirement in the second quarter of 2013, we had outstanding a $150.0 million aggregate principal amount of Prior Senior Notes, with an original issue discount of approximately $4.0 million. We paid 10.25% interest per annum on the principal amount of the Prior Senior Notes, payable in cash semi-annually in arrears on June 1 and December 1 of each year. The Prior Senior Notes were due to mature on December 1, 2017. In the second quarter of 2013, we retired the notes using the proceeds from the Senior Notes offering described above.

On May 13, 2013, StoneMor Operating LLC (the “Operating Company”), Cornerstone Co. and Osiris Holding of Maryland Subsidiary, Inc. (“Osiris Co.”, and together with the Operating Company and Cornerstone Co., the “Prior Senior Notes Issuers”), each of which is our subsidiary, commenced (i) cash tender offer to purchase any and all of their outstanding $150.0 million aggregate principal amount of the Prior Senior Notes and (ii) consent solicitation to obtain consents to amendments to the Indenture dated as of November 24, 2009, as amended (the “2009 Indenture”), governing the Prior Senior Notes. Upon the expiration of the consent solicitation on May 24, 2013, the Prior Senior Notes Issuers received tenders and consents from the holders of approximately $132.2 million in aggregate principal amount, or approximately 88.1%, of the outstanding Prior Senior Notes.

In connection with the expiration of the consent solicitation, on May 24, 2013, Prior Senior Notes Issuers, we, the Guarantors named in the 2009 Indenture and the Trustee, entered into the Seventh Supplemental Indenture to the 2009 Indenture. The Seventh Supplemental Indenture amended the 2009 Indenture to shorten to three business days the minimum notice period for optional redemptions and eliminated substantially all of the restrictive covenants and certain events of default contained in the 2009 Indenture.

On June 14, 2013, the remaining Prior Senior Notes were redeemed, pursuant to redemption provisions set forth in the 2009 Indenture, at a price of 100% of the principal amount of the Prior Senior Notes, plus the Applicable Premium (as defined in the 2009 Indenture) equal to 9.554%, together with accrued and unpaid interest to, but not including, June 14, 2013. The 2009 Indenture was satisfied and discharged in accordance with its terms, effective June 14, 2013.

We paid $14.9 million to retire the Prior Senior Notes inclusive of the tender premium and accrued interest from the date of repurchase through December 1, 2013, the first redemption date for the Prior Senior Notes. In addition, we incurred expenses of $6.7 million related to the refinancing event inclusive of $2.6 million of unamortized original issue discount and $4.1 million of unamortized capitalized debt issue costs related to the Prior Senior Notes.

Credit Facility

On August 15, 2007, we, the General Partner, the Operating Company and various subsidiaries of the Operating Company (collectively, the “Borrowers”) entered into an Amended and Restated Credit Agreement (the “Original Credit Agreement”) with Bank of America, N.A. (“Bank of America”), other lenders, and BAS (collectively, the “Lenders”). The Original Credit Agreement provided for both an acquisition credit facility (the “Acquisition Credit Facility”) and a revolving credit facility (the “Revolving Credit Facility”). Capitalized terms which are not defined in the following description shall have the same meaning assigned to such terms in the Original Credit Agreement, as amended.

The Original Credit Agreement initially provided that: (1) the Acquisition Credit Facility would have a maximum principal amount of $40.0 million (with an option to increase such facility by an additional $15.0 million on an uncommitted basis) and the term of 5 years, and (2) the Revolving Credit Facility would have a maximum principal amount of $25.0 million (with an option to increase such facility by up to $10.0 million on an uncommitted basis) and a term of 5 years. Amounts borrowed under the Acquisition Credit Facility and repaid or prepaid could not be reborrowed and amounts borrowed under the Revolving Credit Facility and repaid or prepaid during the term could be reborrowed. In addition, Bank of America agreed to provide to the Borrowers swing line loans (“Swing Line Loans”) with a maximum limit of $5.0 million, which was a part of the Revolving Credit Facility.

The Original Credit Agreement was amended eight times prior to April 29, 2011, to, among other things, amend borrowing levels, interest rates and covenants.

On April 29, 2011, we entered into the Second Amended and Restated Credit Agreement (the “Revised Credit Agreement”) among the Operating Company as the Borrower, each of the subsidiaries of the Operating Company as additional Borrowers, the General Partner and us as Guarantors, the Lenders identified therein, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer. The terms of the Revised Credit Agreement were substantially the same as the terms of the Original Credit Agreement. The primary purpose of entering into the Revised Credit Agreement was to consolidate the amendments to the Original Credit Agreement and to update outdated references. The Revised Credit Agreement provided for an Acquisition Credit Facility of $65.0 million and a Revolving Credit Facility of $55.0 million. The Revised Credit Agreement was further amended two times prior to January 19, 2012.

On January 19, 2012, we entered into the Third Amended and Restated Credit Agreement (the “Credit Agreement”). The terms of the Credit Agreement and the Revised Credit Agreement are substantially similar. The current terms of the Credit Agreement are set forth below. Capitalized terms which are not defined in the following description shall have the meaning assigned to such terms in the Credit Agreement. The Credit Agreement consolidated the Acquisition Credit Facility and the Revolving Credit Facility into a single Revolving Credit Facility (the “Credit Facility”) with a borrowing limit of $130.0 million. The maturity date of the Credit Facility is January 19, 2017.

On February 19, 2013, we entered into the First Amendment to the Credit Agreement, which increased the total availability under the Credit Facility by $10.0 million to $140.0 million.

On May 8, 2013, we entered into the Second Amendment to the Credit Agreement, which allowed us to incur additional indebtedness to be evidenced by the Senior Notes, to enter into the Indenture governing the Senior Notes and to use the proceeds of the Notes offering, in part, to fund the tender offer and consent solicitation with respect to the Prior Senior Notes.

On June 18, 2013, we entered into the Third Amendment to the Credit Agreement, which increased our Consolidated Leverage Ratio to 4.00 through December 31, 2013, 3.875 at March 31, 2014, and 3.750 thereafter. The amendment also increased the ranges of the Applicable Rates to 3.00%, 4.00%, and .800% for Base Rate Loans, Eurodollar Rate Loans and Letter of Credit Fees, and Commitment Fees, respectively, when the Consolidated Leverage Ratio is greater than or equal to 3.75 to 1.0. The Third Amendment also prohibits us to permit Consolidated EBITDA for any most recently completed four fiscal quarters to be less than the sum of (i) $57.8 million plus (ii) 80% of the aggregate of all Consolidated EBITDA for each Permitted Acquisition completed after March 31, 2013.

The Third Amendment also increased the amount of aggregate consideration that we may pay for a Permitted Acquisition after March 31, 2014, without Required Lender approval, to $10.0 million on an individual basis and $50.0 million when aggregated with the total Aggregate Consideration paid by or on behalf of us for all other Permitted Acquisitions which closed within the immediately preceding 365 days.

The Third Amendment also added a defined term for Significant Permitted Acquisition Transaction to describe a Permitted Acquisition in which the Aggregate Consideration exceeds $35.0 million when aggregated with the total Aggregate Consideration for all other Permitted Acquisitions which closed within the immediately preceding 180 days. In the case of a Significant Permitted Acquisition Transaction, the Third Amendment permits the Borrowers, subject to certain limitations, to temporarily increase the Consolidated Leverage Ratio to 4.00 to 1.0 for one or more the four immediately succeeding covenant measurement periods. In addition, the Third Amendment included certain conforming changes to reflect the issuance of the Senior Notes.

At December 31, 2013, amounts outstanding under the Credit Facility bore interest at rates between 4.0% and 4.3%. Amounts borrowed may be either Base Rate Loans or Eurodollar Rate Loans and amounts repaid or prepaid during the term may be reborrowed. Depending on the type of loan, borrowings bear interest at the Base Rate or Eurodollar Rate, plus applicable margins ranging from 1.25% to 3.00% and 2.25% to 4.00%, respectively, depending on our Consolidated Leverage Ratio. The Base Rate is the highest of the Prime Rate, the Federal Funds Rate plus 0.50%, or the Eurodollar Rate plus 1.0%. The Eurodollar rate is the British Bankers Association LIBOR Rate. Amounts outstanding under the Credit Facility approximate their fair value.

The Credit Agreement contains restrictive covenants that, among other things, prohibit distributions upon defined events of default, restrict investments and sales of assets and require us to maintain certain financial covenants, including specified financial ratios. A material decrease in revenues could cause us to breach certain of our financial covenants. Any such breach could allow the Lenders to accelerate our debt (and cause cross-default) which would have a material adverse effect on our business, financial condition or results of operations. As of December 31, 2013, we were in compliance with all applicable financial covenants.

The Borrowers under the Credit Agreement paid fees to Bank of America, as Administrative Agent, and BAS, as Arranger. In addition, the Credit Agreement requires us to pay an unused Commitment Fee, which is calculated based on the amount by which the commitments under the Credit Agreement exceed the usage of such commitments. The Commitment Fee Rate ranges from 0.375% to 0.800% depending on our Consolidated Leverage Ratio.

The proceeds of the Credit Facility may be used by the Borrowers to finance working capital requirements, Permitted Acquisitions, and the purchase and construction of mausoleums. The Borrowers’ obligations under the Credit Agreement are guaranteed by both us and the General Partner.

The Borrowers’ obligations under the Credit Facility are secured by a first priority lien and security interest in substantially all of the Borrowers’ assets, whether then owned or thereafter acquired, excluding: (i) trust accounts, certain proceeds required by law to be placed into such trust accounts and funds held in trust accounts; (ii) the General Partner’s interest in us, the incentive distribution rights under our partnership agreement and the deposit accounts of the General Partner into which distributions are received; (iii) Equipment subject to a purchase money security interest or equipment lease permitted under the Credit Agreement and certain other contract rights under which contractual, legal or other restrictions on assignment would prohibit the creation of a security interest or such creation of a security interest would result in a default thereunder.

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

Amounts outstanding under our Credit Facility fluctuated during the years ended December 31, 2013 and 2012. At the beginning of 2012, we had $43.8 million outstanding on our Credit Facilities, which were combined into one facility in January of 2012. We borrowed an additional $7.3 million, $10.9 million, $22.7 million and $17.0 million in the first, second, third and fourth quarters, respectively, and had outstanding borrowings of $101.7 million on our Credit Facility at December 31, 2012. During the first quarter of 2013, we reduced our borrowings on the Credit Facility by $19.8 million as we had borrowed $18.6 million prior to March 26, 2013 and then we used the net proceeds of approximately $38.4 million from our March 26, 2013 follow-on public offering to repay amounts outstanding on our Credit Facility. We borrowed an additional $21.0 million during the second quarter of 2013 and then we used the remaining proceeds of approximately $11.9 million from our May 28, 2013 debt offering to further repay amounts outstanding on our Credit Facility. During the third and fourth quarters of 2013, we had net borrowings of $8.5 million and $14.5 million, respectively, resulting in outstanding borrowings of $114.0 million on our Credit Facility at December 31, 2013. The average amounts borrowed under our Credit Facility were $101.3 million and $80.7 million for the years ended December 31, 2013 and 2012, respectively.

Notes Payable Acquisitions

In July of 2009, certain of our subsidiaries entered into a $1.4 million note purchase agreement in connection with an operating agreement in which we became the exclusive operator of Green Lawn Cemetery (the “Green Lawn Note”). The Green Lawn Note bears interest at a rate of 6.5% per year on unpaid principal and is payable monthly, beginning on August 1, 2009. Principal on the note is due in 96 equal installments beginning on July 1, 2011. At December 31, 2013 the liability related to the installment note was stated on our consolidated balance sheet at approximately $1.0 million.

In February 2013, certain of our subsidiaries issued an unsecured promissory note in the principal amount of $3.0 million in connection with the first quarter 2013 acquisition discussed in Note 13 of our consolidated financial statements in “Item 8” of this Form 10-K. The promissory note bears interest at a rate of 5.0% and any unpaid balance is due 12 months from closing. At December 31, 2013, the liability related to this promissory note was stated on our consolidated balance sheet at approximately $0.5 million.

Acquisition Non-Compete Notes

In connection with several of our 2013, 2012, 2011 and 2010 acquisitions, certain of our subsidiaries issued installment notes in consideration for non-compete agreements executed with the former owners of the acquired entities. The installment notes have varying payment terms and mature between April 1, 2014 and February 19, 2019. The installment notes do not have a stated rate of interest. At inception, we recorded the installment notes at their fair market value of approximately $5.7 million. The face amounts of the installment notes were discounted approximately $1.2 million, and the discount is being amortized to interest expense over the life of the installment notes. At December 31, 2013 the liability related to the installment notes, net of discounts, was stated on our consolidated balance sheet at approximately $3.4 million.

Agreements with the Archdiocese of Philadelphia

On September 26, 2013, we entered into the Lease and the Management Agreements with the Archdiocese of Philadelphia under which we will operate 13 cemeteries in Pennsylvania for a term of 60 years, subject to certain closing conditions. For more details, see Note 13 to the consolidated financial statements included in “Part II” of this Annual Report on Form 10-K.

Cash Flow from Operating Activities

Cash flows provided by operating activities were $35.1 million during 2013, an increase of $3.2 million, compared to cash provided by operating activities of $31.9 million during the same period last year. Factors contributing to a net increase in cash flows from operations include cash received in our legal settlement, more cash generated from normal revenue producing activities, and less cash used for accounts payable, offset by increased uses of cash into our merchandise trusts.

Cash flows provided by operating activities were $31.9 million during 2012, an increase of $26.4 million, compared to cash provided by operating activities of $5.5 million in 2011. The increase was caused in part by increased operating profit which was largely due to increased pre-need cemetery sales. In addition, we had increased cash flows of $2.8 million from our accounts receivable and net deposits into our merchandise trusts decreased by $12.1 million.

Cash flows from operations in 2013, 2012 and 2011 exceeded our net loss of $19.0 million, $3.0 million and $9.7 million, respectively, during the same periods. The differences between our operating cash flows and net loss are in large part attributable to the fact that various cash inflows for payments of amounts due under pre-need sales contracts were not and are not as of yet recognized as revenues as we had not and have not met the delivery criteria for revenue recognition. Although there is no assurance, we expect that the trend of operating cash flows exceeding our net income or net loss will continue into the foreseeable future.

Cash Flow from Investing Activities

Net cash used in investing activities was $26.7 million during 2013, a decrease in cash used of $13.2 million, compared to $39.9 million during 2012. Cash flows used for investing activities during 2013 primarily were $14.1 million for the acquisition of 6 funeral homes and one cemetery and $12.8 million for other capital expenditures, partially offset by $0.2 million in proceeds from the sale of other assets, compared to $28.0 million utilized for the acquisition of 5 cemetery properties and 17 funeral homes and $11.9 million for other capital expenditures in 2012.

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

Cash Flow from Financing Activities

Net cash used in financing activities was $4.1 million during 2013, compared to $3.9 million net cash provided by financing activities during 2012. Cash flows provided by financing activities during 2013 consisted of $38.4 million of proceeds from our follow-on public offering and $269.5 million from long term borrowings, inclusive of the issuance of $175.0 million of Senior Notes. These in-flows were offset by repayments of long-term debt of $239.9 million, inclusive of the retirement of our $150.0 million of Prior Senior Notes, as well as fees associated with this retirement of $14.9 million, costs of financing activities of $5.1 million and cash distributions to unit holders of $52.1 million. Cash flows provided by financing activities during 2012 primarily were $54.0 million of net borrowing of long-term debt, offset by cash distributions to unit holders of $47.5 million and costs of financing activities of $2.4 million. Additionally, we borrow to fund working capital as a result of cash build-ups in our accounts receivable and merchandise trusts and to fund acquisitions related to pre-need sales growth.

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

Capital Expenditures

The following table summarizes total maintenance capital expenditures and expansion capital expenditures, including expenditures for the construction of mausoleums and for acquisitions, for the periods presented:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Maintenance capital expenditures	$6,986	$4,874	$6,040
Expansion capital expenditures	19,866	35,074	23,268

Total capital expenditures	$26,852	$39,948	$29,308

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

A summary of our total contractual obligations as of December 31, 2013 is presented in the table below:

	As of 12/31/2013
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Debt (1)	$413,603	$21,374	$39,270	$143,213	$209,746
Operating leases	7,625	1,712	2,156	1,830	1,927
Merchandise liabilities (2)	127,806	—	—	—	—

Total	$549,034	$23,086	$41,426	$145,043	$211,673

(1)	Represents the interest payable and par value of debt due and does not include the unamortized debt discounts of $4.1 million at December 31, 2013. This table assumes that current amounts outstanding under our Credit Facility are not repaid until the maturity date of January 2017.
(2)	Total cannot be separated into periods because we are unable to anticipate when the merchandise will be needed.

We had no off-balance sheet arrangements as of December 31, 2013 or 2012.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

The information presented below should be read in conjunction with the notes to our audited consolidated financial statements included under “Item 8. Financial Statements and Supplementary Data”.

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

Interest-bearing Investments

Our fixed-income securities subject to market risk consist primarily of investments in our merchandise trusts and perpetual care trusts. As of December 31, 2013, the fair value of fixed-income securities in our merchandise trusts represented 3.8% of the fair value of total trust assets while the fair value of fixed-income securities in our perpetual care trusts represented 8.1% of the fair value of total trust assets. The aggregate quoted fair value of these fixed-income securities was $16.5 million and $25.3 million in the merchandise trusts and perpetual care trusts, respectively, as of December 31, 2013. Each 1% change in interest rates on these fixed-income securities would result in changes of approximately $165,000 and $253,000 in the fair market value of the assets in our merchandise trusts and perpetual care trusts, respectively, based on discounted expected future cash flows. If these securities are held to maturity, no change in fair market value will be realized.

Our money market and other short-term investments subject to market risk consist primarily of investments in our merchandise trusts and perpetual care trusts. As of December 31, 2013, the fair value of money market and short-term investments in our merchandise trusts represented 10.8% of the fair value of total trust assets while the fair value of money market and short-term investments in our perpetual care trusts represented 5.4% of the fair value of total trust assets. The aggregate quoted fair value of these money market and short-term investments was $46.5 million and $16.7 million in the merchandise trusts and perpetual care trusts, respectively, as of December 31, 2013. Each 1% change in interest rates on these money market and short-term investments would result in changes of approximately $465,000 and $167,000 in the fair market value of the assets in our merchandise trusts and perpetual care trusts, respectively, based on discounted expected future cash flows.

Marketable Equity Securities

Our marketable equity securities subject to market risk consist primarily of investments held in our merchandise trusts and perpetual care trusts. These assets consist of investments in both individual equity securities as well as closed and open ended mutual funds. As of December 31, 2013, the fair value of marketable equity securities in our merchandise trusts represented 19.9% of the fair value of total trust assets while the fair value of marketable equity securities in our perpetual care trusts represented 12.1% of total trust assets. The aggregate quoted fair market value of these marketable equity securities was $85.7 million and $37.8 million in our merchandise trusts and perpetual care trusts, respectively, as of December 31, 2013, based on final quoted sales prices. Each 10% change in the average market prices of the equity securities would result in a change of approximately $8.6 million and $3.8 million in the fair market value of securities held in the merchandise trusts and perpetual care trusts, respectively. As of December 31, 2013, the fair value of marketable closed and open ended mutual funds in our merchandise trusts represented 62.3% of the fair value of total trust assets while the fair value of closed and open ended mutual funds in our perpetual care trusts represented 74.3% of total trust assets. The aggregate quoted fair market value of these closed and open ended mutual funds was $268.9 million and $231.6 million in the merchandise trusts and perpetual care trusts, respectively, as of December 31, 2013, based on final quoted sales prices. Each 10% change in the average market prices of the closed and open ended mutual funds would result in a change of approximately $26.9 million and $23.2 million in the fair market value of securities held in our merchandise trusts and perpetual care trusts, respectively.

Investment Strategies and Objectives

Our internal investment strategies and objectives for funds held in the merchandise trusts and perpetual care trusts are specified in an Investment Policy Statement which requires us to do the following:

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

We recognize the challenges we face in achieving our investment objectives in light of the uncertainties and complexities of contemporary investment markets. Furthermore, we recognize that, in order to achieve the stated long-term objectives, we may have short-term declines in market value. Given the need to maintain consistent values in the portfolio, we have attempted to develop a strategy which is likely to maximize returns and earnings without experiencing overall declines in value in excess of 3% over any 12-month period. In 2011, when the markets took a downturn over fears of a European debt crisis and did not fully recover by year end, we did not achieve our investment objective. We were able to achieve our investment objective in 2012 and 2013.

In order to consistently achieve the stated return objectives within our tolerance for risk, we use a strategy of allocating appropriate portions of our portfolio to a variety of asset classes with attractive risk and return characteristics, and low to moderate correlations of returns. See the notes to our consolidated financial statements for a breakdown of the assets held in our merchandise and perpetual care trusts by asset class.

Debt Instruments

Our Credit Facility bears interest at a floating rate, based on LIBOR, which is adjusted quarterly. This subjects us to increases in interest expense resulting from movements in interest rates. As of December 31, 2013, we had $114.0 million of borrowings outstanding under our Credit Facility. After these borrowings, our unused line of credit under the Credit Facility is $26.0 million. The interest rates on amounts outstanding under the Credit Facility were between 4.0% and 4.3% at December 31, 2013. A 1% increase in our interest rates would increase our annual interest expense by approximately $1.1 million, based on our borrowings outstanding under the Credit Facility as of December 31, 2013.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of StoneMor Partners GP LLC and Unitholders of StoneMor Partners L.P.

Levittown, Pennsylvania

We have audited the accompanying consolidated balance sheets of StoneMor Partners L.P. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of StoneMor Partners L.P. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

March 17, 2014

StoneMor Partners L.P.

Consolidated Balance Sheet

(in thousands)

	December 31,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$12,175	$7,946
Accounts receivable, net of allowance	55,115	51,895
Prepaid expenses	3,622	3,832
Other current assets	22,667	17,418

Total current assets	93,579	81,091

Long-term accounts receivable, net of allowance	78,356	71,521
Cemetery property	316,469	309,980
Property and equipment, net of accumulated depreciation	85,007	79,740
Merchandise trusts, restricted, at fair value	431,556	375,973
Perpetual care trusts, restricted, at fair value	311,771	282,313
Deferred financing costs, net of accumulated amortization	8,308	9,238
Deferred selling and obtaining costs	87,998	76,317
Deferred tax assets	42	381
Goodwill	48,034	42,392
Other assets	12,209	14,779

Total assets	$1,473,329	$1,343,725

Liabilities and partners’ capital
Current liabilities:
Accounts payable and accrued liabilities	$37,269	$28,973
Accrued interest	1,512	1,833
Current portion, long-term debt	2,916	2,175

Total current liabilities	41,697	32,981

Other long-term liabilities	1,527	1,835
Long-term debt	289,016	252,774
Deferred cemetery revenues, net	581,585	497,861
Deferred tax liabilities	12,407	14,910
Merchandise liability	127,806	125,869
Perpetual care trust corpus	311,771	282,313

Total liabilities	1,365,809	1,208,543

Commitments and contingencies
Partners’ capital
General partner	(2,137)	386
Common partners	109,657	134,796

Total partners’ capital	107,520	135,182

Total liabilities and partners’ capital	$1,473,329	$1,343,725

See Accompanying Notes to the Consolidated Financial Statements.

StoneMor Partners L.P.

Consolidated Statement of Operations

(in thousands, except per unit data)

	2013	2012	2011
Revenues:
Cemetery
Merchandise	$110,673	$114,025	$108,088
Services	44,054	46,094	46,995
Investment and other	46,959	46,808	42,901
Funeral home
Merchandise	18,922	15,551	12,810
Services	26,033	20,128	17,594

Total revenues	246,641	242,606	228,388

Costs and Expenses:
Cost of goods sold (exclusive of depreciation shown separately below):
Perpetual care	5,656	5,715	5,727
Merchandise	22,203	22,386	20,388
Cemetery expense	57,566	55,410	57,145
Selling expense	47,832	46,878	45,291
General and administrative expense	31,873	28,928	29,544
Corporate overhead (including $1,370, $916 and $773 in unit-based compensation for 2013, 2012 and 2011, respectively)	28,875	28,169	23,766
Depreciation and amortization	9,548	9,431	8,534
Funeral home expense
Merchandise	5,569	5,200	4,473
Services	19,190	14,574	11,717
Other	10,895	8,951	7,364
Acquisition related costs, net of recoveries	1,051	3,123	4,604

Total cost and expenses	240,258	228,765	218,553

Operating profit	6,383	13,841	9,835
Gain on acquisitions	2,530	122	—
Gain on termination of operating agreement	—	1,737	—
Gain on settlement agreement, net	12,261	—	—
Gain on sale of other assets	155	—	—
Gain on sale of funeral home	—	—	92
Loss on early extinguishment of debt	21,595	—	4,010
Expenses related to refinancing	—	—	453
Interest expense	21,070	20,503	19,198

Net loss before income taxes	(21,336)	(4,803)	(13,734)

Income tax expense (benefit)	(2,304)	(1,790)	(4,019)

Net loss	$(19,032)	$(3,013)	$(9,715)

General partner’s interest in net loss for the period	$(350)	$(60)	$(194)

Limited partners’ interest in net loss for the period	$(18,682)	$(2,953)	$(9,521)

Net loss per limited partner unit (basic and diluted)	$(0.89)	$(0.15)	$(0.50)

Weighted average number of limited partners’ units outstanding (basic and diluted)	20,954	19,445	18,947
Distributions declared per unit	$2.385	$2.350	$2.340

See Accompanying Notes to the Consolidated Financial Statements.

StoneMor Partners L.P.

Consolidated Statement of Partners’ Capital

(in thousands)

	Partners’ Capital
	Common	General
	Unit Holders	Partner	Total
Balance, December 31, 2010	$126,382	$1,809	$128,191

Issuance of common units	264	—	264
Proceeds from public offering	103,207	—	103,207
General partner contribution	—	2,262	2,262
Compensation related to units awards	675	—	675
Net loss	(9,521)	(194)	(9,715)
Cash distributions	(42,920)	(1,685)	(44,605)

Balance, December 31, 2011	178,087	2,192	180,279

Issuance of common units	4,754	—	4,754
General partner contribution	—	89	89
Compensation related to units awards	527	—	527
Net loss	(2,953)	(60)	(3,013)
Cash distributions	(45,619)	(1,835)	(47,454)

Balance, December 31, 2012	134,796	386	135,182

Proceeds from public offering	38,377	—	38,377
Issuance of common units	3,718	—	3,718
Compensation related to units awards	1,328	—	1,328
Net loss	(18,682)	(350)	(19,032)
Cash distributions	(49,880)	(2,173)	(52,053)

Balance, December 31, 2013	$109,657	$(2,137)	$107,520

See Accompanying Notes to the Consolidated Financial Statements.

StoneMor Partners L.P.

Consolidated Statement of Cash Flows

(in thousands)

	2013	2012	2011
Operating activities:
Net loss	$(19,032)	$(3,013)	$(9,715)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cost of lots sold	8,019	7,818	6,664
Depreciation and amortization	9,548	9,431	8,534
Unit-based compensation	1,370	916	773
Accretion of debt discounts	2,303	1,739	1,354
Gain on termination of operating agreement	—	(1,737)	—
Gain on acquisitions	(2,530)	(122)	—
Gain on sale of other assets	(155)	—	—
Gain on sale of funeral home	—	—	(92)
Loss on early extinguishment of debt	21,595	—	4,010
Write-off of deferred financing fees	—	—	453
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(8,926)	(5,475)	(9,241)
Allowance for doubtful accounts	92	1,210	2,217
Merchandise trust fund	(36,919)	(11,806)	(23,889)
Prepaid expenses	210	527	1,273
Other current assets	(5,248)	(2,165)	(7,355)
Other assets	2,861	128	291
Accounts payable and accrued and other liabilities	7,588	4,330	868
Deferred selling and obtaining costs	(11,681)	(7,775)	(9,120)
Deferred cemetery revenue	72,708	47,548	47,598
Deferred taxes (net)	(2,865)	(2,398)	(3,488)
Merchandise liability	(3,861)	(7,260)	(5,669)

Net cash provided by operating activities	35,077	31,896	5,466

Investing activities:
Cash paid for cemetery property	(5,766)	(7,098)	(7,126)
Purchase of subsidiaries	(14,100)	(27,976)	(16,142)
Proceeds from divestiture of funeral home	—	—	122
Cash paid for property and equipment	(6,986)	(4,874)	(6,040)
Proceeds from sales of other assets	155	—	—

Net cash used in investing activities	(26,697)	(39,948)	(29,186)

Financing activities:
Cash distributions	(52,053)	(47,454)	(44,605)
Additional borrowings on long-term debt	269,502	84,000	48,050
Repayments of long-term debt	(239,932)	(30,271)	(75,184)
Proceeds from public offering	38,377	—	103,207
Proceeds from general partner contributions	—	89	2,262
Fees paid related to early extinguishment of debt	(14,920)	—	(4,010)
Cost of financing activities	(5,125)	(2,424)	(1,477)

Net cash provided by (used in) financing activities	(4,151)	3,940	28,243

Net increase (decrease) in cash and cash equivalents	4,229	(4,112)	4,523
Cash and cash equivalents - Beginning of period	7,946	12,058	7,535

Cash and cash equivalents - End of period	$12,175	$7,946	$12,058

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$18,907	$18,481	$18,130
Cash paid during the period for income taxes	$3,891	$4,101	$2,452

Non-cash investing and financing activities:
Acquisition of assets by financing	$190	$287	$294
Issuance of limited partner units for cemetery acquisition	$3,718	$4,753	$264
Acquisition of assets by assumption of directly related liability	$3,924	$2,469	$—

See Accompanying Notes to the Consolidated Financial Statements.

1.	NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

StoneMor Partners L.P. (“StoneMor”, the “Company” or the “Partnership”) is a provider of funeral and cemetery products and services in the death care industry in the United States. Through its subsidiaries, StoneMor offers a complete range of funeral merchandise and services, along with cemetery property, merchandise and services, both at the time of need and on a pre-need basis. As of December 31, 2013, the Partnership operated 277 cemeteries in 27 states and Puerto Rico, of which 259 are owned and 18 are operated under management or operating agreements. The Partnership also owned and operated 90 funeral homes in 18 states and Puerto Rico.

Basis of Presentation

The consolidated financial statements included in this Form 10-K have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The Company’s presentation of income tax expense (benefit) within its consolidated statement of operations has changed. The components of the income tax expense (benefit), “State” and “Federal,” previously presented as two subcaptions, have been collapsed into one caption “Income tax expense (benefit).” This change in the income tax expense (benefit) presentation has no effect on previously reported net income (loss).

Principles of Consolidation

The consolidated financial statements include the accounts of each of the Company’s subsidiaries. These statements also include the accounts of the merchandise and perpetual care trusts in which the Company has a variable interest and is the primary beneficiary. The Company operates 18 cemeteries under long-term operating or management contracts. The operations of 16 of these managed cemeteries have been consolidated in accordance with the provisions of Accounting Standards Codification (ASC) 810. The financial statements also include the effects of retrospective adjustments, resulting from one of the Company’s 2013 acquisitions (see Note 13).

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

Total revenues derived from the cemeteries under long-term management or operating contracts totaled approximately $33.2 million, $39.2 million and $39.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Inventories

Inventories are classified within other current assets on the Company’s consolidated balance sheet and include cemetery and funeral home merchandise valued at the lower of cost or net realizable value. Cost is determined primarily on a specific identification basis on a first-in, first-out basis. Inventories were approximately $5.4 million and $4.7 million at December 31, 2013 and 2012, respectively.

Impairment of Long-Lived Assets

The Company monitors the recoverability of long-lived assets, including cemetery property, property and equipment and other assets, based on estimates using factors such as current market value, future asset utilization, business and regulatory climate and future undiscounted cash flows expected to result from the use of the related assets. The Company’s policy is to evaluate an asset for impairment when events or circumstances indicate that a long-lived asset’s carrying value may not be recovered. An impairment charge is recorded to write-down the asset to its fair value if the sum of future undiscounted cash flows is less than the carrying value of the asset. No impairment charges were recorded during the years ended December 31, 2013, 2012 and 2011, respectively.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired. The Company tests goodwill for impairment using a two-step test. In the first step of the test, the Company compares the fair value of the reporting unit to its carrying amount, including goodwill. The Company determines the fair value of each reporting unit using the income approach. The Company does not record an impairment of goodwill in instances where the fair value of a reporting unit exceeds its carrying amount. If the aggregate fair value of a reporting unit is less than the related carrying amount, the Company proceeds to the second step of the test in which it records an impairment loss in an amount equal to the excess of the carrying amount of goodwill over the implied fair value. The goodwill impairment test is performed annually or more frequently if events or circumstances indicate that impairment may exist.

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

Pre-need sales are usually made on an installment contract basis. Contracts are usually for a period not to exceed 60 months with payments of principal and interest required. For those contracts that do not bear a market rate of interest, the Company imputes such interest based upon the prime rate plus 150 basis points, which resulted in a rate of 4.75% for contracts entered into during the years ended December 31, 2013, 2012 and 2011, in order to segregate the principal and interest component of the total contract value.

At the time of a pre-need sale, the Company records an account receivable in an amount equal to the total contract value less any cash deposit paid, net of an estimated allowance for customer cancellations. The revenue from both the sales and interest component is deferred. Interest revenue is recognized utilizing the effective interest method. Sales revenue is recognized in accordance with the rules discussed below.

The allowance for customer cancellations is established based on management’s estimates of expected cancellations and historical experiences and is currently averaging approximately 10% of total contract values. Future cancellation rates may differ from this current estimate. Management will continue to evaluate cancellation rates and will make changes to the estimate should the need arise. Actual cancellations did not vary significantly from the estimates of expected cancellations at December 31, 2013 and December 31, 2012, respectively.

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

Income Taxes

The Company’s subsidiaries are subject to both federal and state income taxes. The Company records deferred tax assets and deferred tax liabilities to recognize temporary differences between the bases of assets and liabilities in its tax and GAAP balance sheets and for federal and state net operating loss carryforwards and alternative minimum tax credits. The Company records a valuation allowance against its deferred tax assets if it deems that it is more likely than not that some portion or all of the recorded deferred tax assets will not be realizable in future periods.

Net Income per Unit

Basic net income per unit is determined by dividing net income, after deducting the amount of net income allocated to the general partner interest from its issuance date of September 20, 2004, by the weighted average number of units outstanding during the period. Diluted net income per unit is calculated in the same manner as basic net income per unit, except that the weighted average number of outstanding units is increased to include the dilutive effect of outstanding unit options and phantom unit awards. All outstanding unit appreciation rights (See Note 11) that would have a dilutive effect were assumed to be exercised and converted to common units using the average fair market value of a common unit for the period presented. Also, the average phantom units outstanding during the period were assumed to be converted to common units for the period presented. The diluted weighted average number of limited partners’ units outstanding presented on the consolidated statement of operations does not include 297,078 units, 253,384 units and 322,866 units for the years ended December 31, 2013, 2012 and 2011, respectively, as their effects would be anti-dilutive.

New Accounting Pronouncements

In the third quarter of 2013, the Financial Accounting Standards Board issued Update No. 2013-11, Income Taxes (Topic 740) (“ASU 2013-11”). ASU 2013-11 provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This amendment requires an entity to present in the financial statements an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent that (i) a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position; or (ii) the tax law of the applicable jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The Company applied the provisions of ASU 2013-11 to all unrecognized tax benefits that existed at the effective date of December 15, 2013. This adoption did not have a significant impact on our financial position, results of operations, or cash flows.

Use of Estimates

Preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting periods. As a result, actual results could differ from those estimates. The most significant estimates in the consolidated financial statements are the valuation of assets in the merchandise trusts and perpetual care trusts, allowance for cancellations, unit-based compensation, merchandise liability, deferred sales revenue, deferred margin, deferred merchandise trust investment earnings, deferred obtaining costs and income taxes. Deferred sales revenue, deferred margin and deferred merchandise trust investment earnings are included in deferred cemetery revenues, net, on the consolidated balance sheet.

2.	LONG-TERM ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

Long-term accounts receivable, net, consisted of the following:

	As of December 31,
	2013	2012
	(in thousands)
Customer receivables	$173,751	$159,726
Unearned finance income	(20,005)	(18,377)
Allowance for contract cancellations	(20,275)	(17,933)

	133,471	123,416
Less: current portion - net of allowance	55,115	51,895

Long-term portion - net of allowance	$78,356	$71,521

Activity in the allowance for contract cancellations is as follows:

	For the Year Ended December 31,
	2013	2012	2011
	(in thousands)
Balance - Beginning of period	$17,933	$17,582	$15,832
Provision for cancellations	20,069	16,768	18,649
Charge-offs - net	(17,727)	(16,417)	(16,899)

Balance - End of period	$20,275	$17,933	$17,582

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

Management evaluates customer receivables for impairment on an individual contract basis based upon the age of the receivable and the customer’s payment history. The Company’s receivables primarily relate to pre-need sales and therefore the Company has not performed the service or fulfilled all of its obligations for the merchandise to which the receivable relates. As a result, the Company has some leverage with its customers in terms of collecting its receivables. Further, the Company is flexible with customers who have difficulty making payments and will try to create revised or alternative payment arrangements with such customers. As a result, the Company does not write-off a receivable until all possible collection efforts have been exhausted. As of December 31, 2013 and 2012, approximately 10% and 9%, respectively, of the Company’s gross accounts receivable balance was 90 days past due.

3.	CEMETERY PROPERTY

Cemetery property consists of the following:

	As of December 31,
	2013	2012
	(in thousands)
Developed land	$72,458	$71,318
Undeveloped land	163,997	162,275
Mausoleum crypts and lawn crypts	70,216	69,525
Other land	9,798	6,862

Total	$316,469	$309,980

4.	PROPERTY AND EQUIPMENT

Major classes of property and equipment follow:

	As of December 31,
	2013	2012
	(in thousands)
Building and improvements	$91,575	$82,056
Furniture and equipment	44,828	42,353

	136,403	124,409
Less: accumulated depreciation	(51,396)	(44,669)

Property and equipment - net	$85,007	$79,740

Depreciation expense was $7.5 million, $7.2 million and $5.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

5.	MERCHANDISE TRUSTS

At December 31, 2013 and December 31, 2012, the Company’s merchandise trusts consisted of the following types of assets:

•	Money Market Funds that invest in low risk short term securities;

•	Publicly traded mutual funds that invest in underlying debt securities;

•	Publicly traded mutual funds that invest in underlying equity securities;

•	Equity investments that are currently paying dividends or distributions. These investments include Real Estate Investment Trusts (“REIT’s”), Master Limited Partnerships and global equity securities;

•	Fixed maturity debt securities issued by various corporate entities;

•	Fixed maturity debt securities issued by the U.S. Government and U.S. Government agencies; and

•	Fixed maturity debt securities issued by U.S. states and local government agencies.

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

The Company has included $8.3 million and $7.6 million of investments held in trust by the West Virginia Funeral Directors Association at December 31, 2013 and December 31, 2012, respectively, in its merchandise trust assets. As required by law, the Company deposits a portion of certain funeral merchandise sales in West Virginia into a trust that is held by the West Virginia Funeral Directors Association. These trusts are recorded at their account value, which approximates their fair value.

The cost and market value associated with the assets held in the merchandise trusts at December 31, 2013 and December 31, 2012 is presented below:

		Gross	Gross
		Unrealized	Unrealized	Fair
As of December 31, 2013	Cost	Gains	Losses	Value
	(in thousands)
Short-term investments	$46,518	$—	$—	$46,518
Fixed maturities:
U.S. Government and federal agency	—	—	—	—
U.S. State and local government agency	—	—	—	—
Corporate debt securities	9,105	162	(96)	9,171
Other debt securities	7,336	—	(12)	7,324

Total fixed maturities	16,441	162	(108)	16,495

Mutual funds - debt securities	117,761	729	(7,157)	111,333
Mutual funds - equity securities	144,249	16,610	(3,329)	157,530

Equity securities	81,520	5,267	(1,092)	85,695
Other invested assets	5,809	—	(86)	5,723

Total managed investments	$412,298	$22,768	$(11,772)	$423,294

West Virginia Trust Receivable	8,262	—	—	8,262

Total	$420,560	$22,768	$(11,772)	$431,556

		Gross	Gross
		Unrealized	Unrealized	Fair
As of December 31, 2012	Cost	Gains	Losses	Value
	(in thousands)
Short-term investments	$27,890	$—	$—	$27,890
Fixed maturities:
U.S. Government and federal agency	—	—	—	—
U.S. State and local government agency	—	—	—	—
Corporate debt securities	8,590	165	(41)	8,714
Other debt securities	4,320	—	(3)	4,317

Total fixed maturities	12,910	165	(44)	13,031

Mutual funds - debt securities	105,388	3,425	(892)	107,921
Mutual funds - equity securities	145,538	6,229	(6,697)	145,070

Equity securities	68,714	3,448	(4,755)	67,407
Other invested assets	7,376	165	(444)	7,097

Total managed investments	$367,816	$13,432	$(12,832)	$368,416

West Virginia Trust Receivable	7,557	—	—	7,557

Total	$375,373	$13,432	$(12,832)	$375,973

The contractual maturities of debt securities as of December 31, 2013 and December 31, 2012 are presented below:

	Less than	1 year through	6 years through	More than
As of December 31, 2013	1 year	5 years	10 years	10 years
	(in thousands)
U.S. Government and federal agency	$—	$—	$—	$—
U.S. State and local government agency	—	—	—	—
Corporate debt securities	—	4,332	4,839	—
Other debt securities	2,150	5,174	—	—

Total fixed maturities	$2,150	$9,506	$4,839	$—

	Less than	1 year through	6 years through	More than
As of December 31, 2012	1 year	5 years	10 years	10 years
	(in thousands)
U.S. Government and federal agency	$—	$—	$—	$—
U.S. State and local government agency	—	—	—	—
Corporate debt securities	—	3,861	4,853	—
Other debt securities	4,317	—	—	—

Total fixed maturities	$4,317	$3,861	$4,853	$—

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at December 31, 2013 and December 31, 2012 is presented below:

	Less than 12 months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2013	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Fixed maturities:
U.S. Government and federal agency	$—	$—	$—	$—	$—	$—
U.S. State and local government agency	—	—	—	—	—	—
Corporate debt securities	2,812	43	1,249	53	4,061	96
Other debt securities	5,329	8	995	4	6,324	12

Total fixed maturities	8,141	51	2,244	57	10,385	108

Mutual funds - debt securities	87,113	6,724	6,485	433	93,598	7,157
Mutual funds - equity securities	29,993	2,444	4,217	885	34,210	3,329
Equity securities	25,379	1,031	1,492	61	26,871	1,092
Other invested assets	2,266	86	—	—	2,266	86

Total	$152,892	$10,336	$14,438	$1,436	$167,330	$11,772

	Less than 12 months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2012	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Fixed maturities:
U.S. Government and federal agency	$—	$—	$—	$—	$—	$—
U.S. State and local government agency	—	—	—	—	—	—
Corporate debt securities	2,140	20	297	21	2,437	41
Other debt securities	4,317	3	—	—	4,317	3

Total fixed maturities	6,457	23	297	21	6,754	44

Mutual funds - debt securities	6,388	463	4,198	429	10,586	892
Mutual funds - equity securities	48,255	5,500	19,655	1,197	67,910	6,697
Equity securities	17,932	1,527	15,538	3,228	33,470	4,755
Other invested assets	2,558	444	—	—	2,558	444

Total	$81,590	$7,957	$39,688	$4,875	$121,278	$12,832

A reconciliation of the Company’s merchandise trust activities for the years ended December 31, 2013 and December 31, 2012 is presented below:

Year ended December 31, 2013
Fair				Capital	Realized			Unrealized	Fair
Value at			Interest/	Gain	Gain/			Change in	Value at
12/31/2012	Contributions	Distributions	Dividends	Distributions	Loss	Taxes	Fees	Fair Value	12/31/2013
(in thousands)
$375,973	68,305	(55,891)	18,176	968	19,502	(2,986)	(2,887)	10,396	$431,556

Year ended December 31, 2012
Fair				Capital	Realized			Unrealized	Fair
Value at			Interest/	Gain	Gain/			Change in	Value at
12/31/2011	Contributions	Distributions	Dividends	Distributions	Loss	Taxes	Fees	Fair Value	12/31/2012
(in thousands)
$344,515	55,754	(52,618)	16,045	788	8,862	(3,486)	(2,424)	8,537	$375,973

The Company made net contributions into the trusts of approximately $12.4 million and $3.1 million during the years ended December 31, 2013 and 2012, respectively. During the year ended December 31, 2013, purchases and sales of securities available for sale included in trust investments were approximately $536.2 million and $540.9 million, respectively. During the year ended December 31, 2012, purchases and sales of securities available for sale included in trust investments were approximately $464.7 million and $461.0 million, respectively. Contributions include $10.3 million and $12.0 million of assets that were acquired through acquisitions during the years ended December 31, 2013 and 2012, respectively. Distributions include $5.8 million of assets that were divested as a result of the termination of an operating agreement during the year ended December 31, 2012.

Other-Than-Temporary Impairment of Trust Assets

In accordance with ASC 320-10-65-1, the Company assesses whether an impairment is other-than-temporary by performing each of the following:

Fixed Maturity Debt Securities

•	The Company assesses whether it has the intent to sell any impaired debt security; or

•	The Company assesses whether it is more likely than not it will be required to sell any impaired debt security before its anticipated recovery;

•	If either of these conditions exists, the impairment is considered to be other than temporary;

•	The Company assesses whether or not there is a credit loss on an impaired security. A credit loss is the excess of the amortized cost of the security over the present value of future expected cash flows. If there is a credit loss, the Company recognizes an other-than-temporary impairment in earnings in an amount equal to the credit loss. This amount becomes the new cost basis of the asset and will not be adjusted for subsequent changes in the fair value of the asset;

•	The Company assesses the overall credit quality of each issue by evaluating its credit rating as reported by any credit rating agency. The Company also determines if there has been any downgrade in its creditworthiness as reported by such credit rating agency;

•	The Company determines if there has been any suspension of interest payments or any announcements of any intention to do so;

•	The Company evaluates the length of time until the principal becomes due and whether the ability to satisfy this payment has been impaired.

Equity Securities

•	The Company compares the proportional decline in value to the overall sector decline as measured via certain specific indices;

•	The Company determines whether there has been further periodic decline from prior periods or whether there has been a recovery in value.

For all securities

•	The Company evaluates the severity of the impairment and length of time that a security has been in a loss position;

•	The Company determines if there is any publicly available information that would cause the Company to believe that impairment is other than temporary in nature.

During the year ended December 31, 2013, the Company determined that there were 7 securities with an aggregate cost basis of approximately $2.6 million and an aggregate fair value of approximately $1.6 million, resulting in an impairment of $1.0 million, wherein such impairment was considered to be other-than-temporary. During the year ended December 31, 2012, the Company determined that there were 8 securities with an aggregate cost basis of approximately $2.0 million and an aggregate fair value of approximately $1.0 million, resulting in an impairment of $1.0 million, wherein such impairment was considered to be other-than-temporary. Accordingly, the Company adjusted the cost basis of these assets to their current value and offset this change against deferred revenue. This reduction in deferred revenue will be reflected in earnings in future periods as the underlying merchandise is delivered or the underlying service is performed.

6.	PERPETUAL CARE TRUSTS

At December 31, 2013 and December 31, 2012, the Company’s perpetual care trusts consisted of the following types of assets:

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

The cost and market value associated with the assets held in perpetual care trusts at December 31, 2013 and December 31, 2012 were as follows:

		Gross	Gross
		Unrealized	Unrealized	Fair
As of December 31, 2013	Cost	Gains	Losses	Value
	(in thousands)
Short-term investments	$16,686	$—	$—	$16,686
Fixed maturities:
U.S. Government and federal agency	302	70	—	372
U.S. State and local government agency	—	—	—	—
Corporate debt securities	24,378	340	(208)	24,510
Other debt securities	371	—	—	371

Total fixed maturities	25,051	410	(208)	25,253

Mutual funds - debt securities	121,493	466	(5,946)	116,013
Mutual funds - equity securities	93,243	22,521	(171)	115,593
Equity securities	25,580	12,283	(19)	37,844
Other invested assets	172	210	—	382

Total	$282,225	$35,890	$(6,344)	$311,771

		Gross	Gross
		Unrealized	Unrealized	Fair
As of December 31, 2012	Cost	Gains	Losses	Value
	(in thousands)
Short-term investments	$21,419	$—	$—	$21,419
Fixed maturities:
U.S. Government and federal agency	408	104	—	512
U.S. State and local government agency	—	—	—	—
Corporate debt securities	22,690	702	(101)	23,291
Other debt securities	371	—	—	371

Total fixed maturities	23,469	806	(101)	24,174

Mutual funds - debt securities	103,909	3,429	(150)	107,188
Mutual funds - equity securities	94,239	5,222	(249)	99,212
Equity securities	23,797	6,563	(455)	29,905
Other invested assets	113	302	—	415

Total	$266,946	$16,322	$(955)	$282,313

The contractual maturities of debt securities as of December 31, 2013 and December 31, 2012 are as follows:

	Less than	1 year through	6 years through	More than
As of December 31, 2013	1 year	5 years	10 years	10 years
	(in thousands)
U.S. Government and federal agency	$253	$119	$—	$—
U.S. State and local government agency	—	—	—	—
Corporate debt securities	115	11,943	12,451	1
Other debt securities	371	—	—	—

Total fixed maturities	$739	$12,062	$12,451	$1

	Less than	1 year through	6 years through	More than
As of December 31, 2012	1 year	5 years	10 years	10 years
	(in thousands)
U.S. Government and federal agency	$128	$384	$—	$—
U.S. State and local government agency	—	—	—	—
Corporate debt securities	78	10,847	12,366	—
Other debt securities	371	—	—	—

Total fixed maturities	$577	$11,231	$12,366	$—

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at December 31, 2013 and December 31, 2012 held in perpetual care trusts is presented below:

	Less than 12 months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2013	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Fixed maturities:
U.S. Government and federal agency	$—	$—	$—	$—	$—	$—
U.S. State and local government agency	—	—	—	—	—	—
Corporate debt securities	5,664	93	3,122	115	8,786	208
Other debt securities	—	—	—	—	—	—

Total fixed maturities	5,664	93	3,122	115	8,786	208

Mutual funds - debt securities	93,473	4,781	16,367	1,165	109,840	5,946
Mutual funds - equity securities	1,185	171	—	—	1,185	171
Equity securities	513	19	—	—	513	19
Other invested assets	—	—	—	—	—	—

Total	$100,835	$5,064	$19,489	$1,280	$120,324	$6,344

	Less than 12 months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2012	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Fixed maturities:
U.S. Government and federal agency	$—	$—	$—	$—	$—	$—
U.S. State and local government agency	—	—	—	—	—	—
Corporate debt securities	4,630	48	711	53	5,341	101
Other debt securities	—	—	—	—	—	—

Total fixed maturities	4,630	48	711	53	5,341	101

Mutual funds - debt securities	859	35	870	115	1,729	150
Mutual funds - equity securities	34,805	249	—	—	34,805	249
Equity securities	4,269	238	545	217	4,814	455
Other invested assets	—	—	—	—	—	—

Total	$44,563	$570	$2,126	$385	$46,689	$955

A reconciliation of the Company’s perpetual care trust activities for the years ended December 31, 2013 and 2012 is presented below:

Year ended December 31, 2013
Fair				Capital	Realized			Unrealized	Fair
Value at			Interest/	Gain	Gain/			Change in	Value at
12/31/2012	Contributions	Distributions	Dividends	Distributions	Loss	Taxes	Fees	Fair Value	12/31/2013
(in thousands)
$282,313	11,000	(13,176)	15,699	—	4,725	(739)	(2,230)	14,179	$311,771

Year ended December 31, 2012
Fair				Capital	Realized			Unrealized	Fair
Value at			Interest/	Gain	Gain/			Change in	Value at
12/31/2011	Contributions	Distributions	Dividends	Distributions	Loss	Taxes	Fees	Fair Value	12/31/2012
(in thousands)
$254,679	12,535	(15,025)	16,740	123	2,208	(659)	(1,837)	13,549	$282,313

The Company made net withdrawals out of the trust of approximately $2.2 million and $2.5 million during the years ended December 31, 2013 and 2012, respectively. During the year ended December 31, 2013, purchases and sales of securities available for sale included in trust investments were approximately $114.6 million and $110.8 million, respectively. During the year ended December 31, 2012, purchases and sales of securities available for sale included in trust investments were approximately $299.9 million and $297.8 million, respectively. Contributions include $5.9 million and $5.0 million of assets that were acquired through acquisitions during the years ended December 31, 2013 and 2012, respectively.

Other-Than-Temporary Impairment of Trust Assets

Refer to Note 5 for a detailed discussion of the accounting rules related to other-than-temporarily impaired assets and the Company’s procedures for evaluating whether impairment to assets is other than temporary.

During the year ended December 31, 2013, the Company determined that there were no other than temporary impairments to the investment portfolio in the perpetual care trusts.

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

Goodwill

The Company has recorded goodwill of approximately $48.0 million and $42.4 million as of December 31, 2013 and 2012, respectively. This amount represents the excess of the purchase price over the fair value of identifiable net assets acquired in acquisitions. See Note 13 for further details.

A rollforward of goodwill by reportable segment is as follows:

	Cemeteries			Funeral
	Southeast	Northeast	West	Homes	Total
	(in thousands)
Balance as of January 1, 2012	$5,734	$—	$11,948	$14,463	$32,145
Goodwill acquired from acquisitions during 2012	440	—	—	9,807	10,247

Balance as of December 31, 2012	6,174	—	11,948	24,270	42,392

Goodwill acquired from acquisitions during 2013	—	—	—	5,642	5,642

Balance as of December 31, 2013	$6,174	$—	$11,948	$29,912	$48,034

The Company evaluates the carrying value of goodwill during the fourth quarter of each year or more frequently if events and circumstances indicate that the asset may have been impaired. No impairment of the Company’s goodwill has been identified during the years ended December 31, 2013, 2012 or 2011.

Other Acquired Intangible Assets

The Company has other acquired intangible assets, most of which have been recognized as a result of acquisitions and long-term operating agreements. These amounts are included within other assets on the consolidated balance sheet. All of the intangible assets are subject to amortization. The major classes of intangible assets are as follows:

	As of			As of
	December 31, 2013			December 31, 2012
	Gross Carrying	Accumulated	Net Intangible	Gross Carrying	Accumulated	Net Intangible
	Amount	Amortization	Asset	Amount	Amortization	Asset
	(in thousands)
Amortized intangible assets:
Underlying contract value	$6,239	$(702)	$5,537	$6,239	$(555)	$5,684
Non-compete agreements	7,950	(4,003)	3,947	6,023	(2,553)	3,470
Other intangible assets	269	(98)	171	269	(81)	188

Total intangible assets	$14,458	$(4,803)	$9,655	$12,531	$(3,189)	$9,342

Underlying Contract Value of Long-Term Operating Agreements

The Company entered into two long-term operating agreements during 2009, wherein it became the exclusive operator of cemetery properties. These long-term operating agreements did not qualify for acquisition accounting. The fair value of the consideration paid and liabilities assumed to enter into the operating agreements exceeded the fair value of assets acquired by approximately $6.2 million. This amount, which represents the underlying contract values, has been recorded as an intangible asset and is being amortized on the straight-line basis over the expected life of the contracts, which is 40 years. The amortization expense is included as a component of depreciation and amortization in the consolidated statement of operations.

Non-Compete Agreements

In connection with certain acquisitions entered into in 2013, 2012, 2011 and 2010, the Company entered into non-compete agreements with the former owners of the acquired entities (See Note 13 for further details). The non-compete agreements were valued in purchase accounting at a fair value of approximately $8.0 million. The fair value was determined by comparing the discounted cash flows of the acquired business with and without competition as of the date of acquisition. The non-compete agreements are being amortized on the straight-line basis over the life of the agreements, which is 4 to 6 years. The amortization expense is included as a component of depreciation and amortization in the consolidated statement of operations.

At December 31, 2013, amortization expense related to intangible assets with definite lives is estimated to be the following for each of the next five years:

For the Year Ending December 31,	Amortization Expense
(in thousands)
2014	$1,515
2015	1,038
2016	967
2017	743
2018	$494

8.	LONG-TERM DEBT

The Company had the following outstanding debt:

	As of December 31,
	2013	2012
	(in thousands)
7.875% Senior Notes, due 2021	$175,000	$—
10.25% Senior Notes, due 2017	—	150,000
Revolving Credit Facility, due January 2017	114,002	101,700
Notes payable - acquisition debt	1,571	1,465
Notes payable - acquisition non-competes	3,945	3,830
Insurance and vehicle financing	1,529	1,298

Total	296,047	258,293
Less current portion	2,916	2,175
Less unamortized bond and note payable discounts	4,115	3,344

Long-term portion	$289,016	$252,774

7.875% Senior Notes due 2021

Purchase Agreement

On May 16, 2013, the Company, Cornerstone Family Services of West Virginia Subsidiary, Inc., a wholly owned subsidiary of the Company (“Cornerstone Co.” and together with the Company, the “Issuers”), and certain subsidiary guarantors (the “Guarantors”) entered into a Purchase Agreement (the “Purchase Agreement”) with Merrill Lynch, Pierce, Fenner & Smith Incorporated, acting on behalf of itself and as the representative for the other initial purchasers named in the Purchase Agreement (collectively, the “Initial Purchasers”). Pursuant to the Purchase Agreement, the Issuers, as joint and several obligors, agreed to sell to the Initial Purchasers $175.0 million aggregate principal amount of 7.875% Senior Notes due 2021 (the “Senior Notes”), with an original issue discount of approximately $3.8 million, in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended (the “Securities Act”), for resale by the Initial Purchasers (i) to qualified institutional buyers pursuant to Rule 144A under the Securities Act or (ii) outside the United States to non-U.S. persons in compliance with Regulation S under the Securities Act (the “Notes Offering”). The Notes Offering closed on May 28, 2013.

The Purchase Agreement contains customary representations and warranties of the parties and indemnification and contribution provisions under which the Issuers and the Guarantors, on one hand, and the Initial Purchasers, on the other, have agreed to indemnify each other against certain liabilities, including liabilities under the Securities Act.

The net proceeds from the Notes Offering were used to retire a $150.0 million aggregate principal amount of 10.25% Senior Notes due 2017 (the “Prior Senior Notes”), as described below, and the remaining proceeds were used for general corporate purposes. The Senior Notes were issued at 97.832% of par resulting in gross proceeds of $171.2 million with an original issue discount of approximately $3.8 million. The Company incurred debt issuance costs and fees of approximately $4.6 million. These costs and fees are deferred and will be amortized over the life of these notes. The Senior Notes are valued using Level 2 inputs as defined by the Fair Value Measurements and Disclosures topic of the ASC in Note 15. Based on trades made on December 31, 2013, the Company has estimated the fair value of its Senior Notes to be in excess of par and trading at a premium of 4.19%, which would imply a fair value of $182.3 million, at December 31, 2013.

Indenture

On May 28, 2013, the Issuers, the Guarantors, and Wilmington Trust, National Association, as successor trustee by merger to Wilmington Trust FSB (the “Trustee”), entered into an indenture (the “Indenture”) governing the Senior Notes.

The Issuers pay 7.875% interest per annum on the principal amount of the Senior Notes, payable in cash semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2013. The Senior Notes mature on June 1, 2021.

The Senior Notes are senior unsecured obligations of the Issuers that:

•	rank equally in right of payment with all existing and future senior debt of the Issuers;

•	rank senior in right of payment to all existing and future senior subordinated and subordinated debt of the Issuers;

•	are effectively subordinated in right of payment to existing and future secured debt of the Issuers, to the extent of the value of the assets securing such debt; and

•	are structurally subordinated to all of the existing and future liabilities of each subsidiary of the Issuers that does not guarantee the Senior Notes.

The Issuers’ obligations under the Senior Notes and the Indenture are jointly and severally guaranteed (the “Note Guarantees”) by each subsidiary of the Company other than Cornerstone Co., that the Company has caused or will cause to become a Guarantor pursuant to the terms of the Indenture (each, a “Restricted Subsidiary”).

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

Subject to certain exceptions, upon the occurrence of a Change of Control (as defined in the Indenture), each holder of the Senior Notes will have the right to require the Issuers to purchase that holder’s Senior Notes for a cash price equal to 101% of the principal amounts to be purchased, plus accrued and unpaid interest to the date of purchase.

The Indenture requires the Issuers and/or the Guarantors, as applicable, to comply with various covenants including, but not limited to, covenants that, subject to certain exceptions, limit the Company’s and its Restricted Subsidiaries’ ability to (i) incur additional indebtedness; (ii) make certain dividends, distributions, redemptions or investments; (iii) enter into certain transactions with affiliates; (iv) create, incur, assume or permit to exist certain liens against their assets; (v) make certain sales of their assets; and (vi) engage in certain mergers, consolidations or sales of all or substantially all of their assets. The Indenture also contains various affirmative covenants regarding, among other things, delivery of certain reports filed with the SEC and materials required pursuant to Rule 144A under the Securities Act to holders of the Senior Notes and joinder of future subsidiaries as Guarantors under the Indenture. As of December 31, 2013, the Company was in compliance with all applicable covenants under the Indenture.

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

10.25% Senior Notes due 2017

Prior to their retirement in the second quarter of 2013, the Company had outstanding a $150.0 million aggregate principal amount of Prior Senior Notes, with an original issue discount of approximately $4.0 million. The Company paid 10.25% interest per annum on the principal amount of the Prior Senior Notes, payable in cash semi-annually in arrears on June 1 and December 1 of each year. The Prior Senior Notes were due to mature on December 1, 2017. In the second quarter of 2013, the Company retired the notes using the proceeds from the Senior Notes offering described above.

On May 13, 2013, StoneMor Operating LLC (the “Operating Company”), Cornerstone Co. and Osiris Holding of Maryland Subsidiary, Inc. (“Osiris Co.”, and together with the Operating Company and Cornerstone Co., the “Prior Senior Notes Issuers”), each of which is a subsidiary of the Company, commenced (i) cash tender offer to purchase any and all of their outstanding $150.0 million aggregate principal amount of the Prior Senior Notes and (ii) consent solicitation to obtain consents to amendments to the Indenture dated as of November 24, 2009, as amended (the “2009 Indenture”), governing the Prior Senior Notes. Upon the expiration of the consent solicitation on May 24, 2013, the Prior Senior Notes Issuers received tenders and consents from the holders of approximately $132.2 million in aggregate principal amount, or approximately 88.1%, of the outstanding Prior Senior Notes.

In connection with the expiration of the consent solicitation, on May 24, 2013, Prior Senior Notes Issuers, the Company, the Guarantors named in the 2009 Indenture and the Trustee, entered into the Seventh Supplemental Indenture to the 2009 Indenture. The Seventh Supplemental Indenture amended the 2009 Indenture to shorten to three business days the minimum notice period for optional redemptions and eliminated substantially all of the restrictive covenants and certain events of default contained in the 2009 Indenture.

On June 14, 2013, the remaining Prior Senior Notes were redeemed, pursuant to redemption provisions set forth in the 2009 Indenture, at a price of 100% of the principal amount of the Prior Senior Notes, plus the Applicable Premium (as defined in the 2009 Indenture) equal to 9.554%, together with accrued and unpaid interest to, but not including, June 14, 2013. The 2009 Indenture was satisfied and discharged in accordance with its terms, effective June 14, 2013.

The Company paid $14.9 million to retire the Prior Senior Notes inclusive of the tender premium and accrued interest from the date of repurchase through December 1, 2013, the first redemption date for the Prior Senior Notes. In addition, the Company incurred expenses of $6.7 million related to the refinancing event inclusive of $2.6 million of unamortized original issue discount and $4.1 million of unamortized capitalized debt issue costs related to the Prior Senior Notes.

Credit Facility

On August 15, 2007, the Company, the General Partner, the Operating Company and various subsidiaries of the Operating Company (collectively, the “Borrowers”) entered into an Amended and Restated Credit Agreement (the “Original Credit Agreement”) with Bank of America, N.A. (“Bank of America”), other lenders, and BAS (collectively, the “Lenders”). The Original Credit Agreement provided for both an acquisition credit facility (the “Acquisition Credit Facility”) and a revolving credit facility (the “Revolving Credit Facility”). Capitalized terms which are not defined in the following description shall have the same meaning assigned to such terms in the Original Credit Agreement, as amended.

The Original Credit Agreement initially provided that: (1) the Acquisition Credit Facility would have a maximum principal amount of $40.0 million (with an option to increase such facility by an additional $15.0 million on an uncommitted basis) and the term of 5 years, and (2) the Revolving Credit Facility would have a maximum principal amount of $25.0 million (with an option to increase such facility by up to $10.0 million on an uncommitted basis) and a term of 5 years. Amounts borrowed under the Acquisition Credit Facility and repaid or prepaid could not be reborrowed and amounts borrowed under the Revolving Credit Facility and repaid or prepaid during the term could be reborrowed. In addition, Bank of America agreed to provide to the Borrowers swing line loans (“Swing Line Loans”) with a maximum limit of $5.0 million, which was a part of the Revolving Credit Facility.

The Original Credit Agreement was amended eight times prior to April 29, 2011, to, among other things, amend borrowing levels, interest rates and covenants.

On April 29, 2011, the Company entered into the Second Amended and Restated Credit Agreement (the “Revised Credit Agreement”) among the Operating Company as the Borrower, each of the subsidiaries of the Operating Company as additional Borrowers, the General Partner and the Company as Guarantors, the Lenders identified therein, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer. The terms of the Revised Credit Agreement were substantially the same as the terms of the Original Credit Agreement. The primary purpose of entering into the Revised Credit Agreement was to consolidate the amendments to the Original Credit Agreement and to update outdated references. The Revised Credit Agreement provided for an Acquisition Credit Facility of $65.0 million and a Revolving Credit Facility of $55.0 million. The Revised Credit Agreement was further amended two times prior to January 19, 2012.

On January 19, 2012, the Company entered into the Third Amended and Restated Credit Agreement (the “Credit Agreement”). The terms of the Credit Agreement and the Revised Credit Agreement are substantially similar. The current terms of the Credit Agreement are set forth below. Capitalized terms which are not defined in the following description shall have the meaning assigned to such terms in the Credit Agreement. The Credit Agreement consolidated the Acquisition Credit Facility and the Revolving Credit Facility into a single Revolving Credit Facility (the “Credit Facility”) with a borrowing limit of $130.0 million. The maturity date of the Credit Facility is January 19, 2017.

On February 19, 2013, the Company entered into the First Amendment to the Credit Agreement, which increased the total availability under the Credit Facility by $10.0 million to $140.0 million.

On May 8, 2013, the Company entered into the Second Amendment to the Credit Agreement, which allowed the Company to incur additional indebtedness to be evidenced by the Senior Notes, to enter into the Indenture governing the Senior Notes and to use the proceeds of the Notes offering, in part, to fund the tender offer and consent solicitation with respect to the Prior Senior Notes.

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

In addition, the Third Amendment added a defined term for Significant Permitted Acquisition Transaction to describe a Permitted Acquisition in which the Aggregate Consideration exceeds $35.0 million when aggregated with the total Aggregate Consideration for all other Permitted Acquisitions which closed within the immediately preceding 180 days. In the case of a Significant Permitted Acquisition Transaction, the Third Amendment permits the Borrowers, subject to certain limitations, to temporarily increase the Consolidated Leverage Ratio to 4.00 to 1.0 for one or more the four immediately succeeding covenant measurement periods. Also, the Third Amendment included certain conforming changes to reflect the issuance of the Senior Notes.

At December 31, 2013, amounts outstanding under the Credit Facility bore interest at rates between 4.0% and 4.3%. Amounts borrowed may be either Base Rate Loans or Eurodollar Rate Loans and amounts repaid or prepaid during the term may be reborrowed. Depending on the type of loan, borrowings bear interest at the Base Rate or Eurodollar Rate, plus applicable margins ranging from 1.25% to 3.00% and 2.25% to 4.00%, respectively, depending on the Company’s Consolidated Leverage Ratio. The Base Rate is the highest of the Prime Rate, the Federal Funds Rate plus 0.50%, or the Eurodollar Rate plus 1.0%. The Eurodollar rate is the British Bankers Association LIBOR Rate. Amounts outstanding under the Credit Facility approximate their fair value.

The Credit Agreement contains restrictive covenants that, among other things, prohibit distributions upon defined events of default, restrict investments and sales of assets and require the Company to maintain certain financial covenants, including specified financial ratios. Financial covenants include a certain measure of Consolidated EBITDA, and a Consolidated Leverage Ratio, as described above. In addition, the Consolidated Debt Service Coverage Ratio, which replaced the Consolidated Fixed Charge Coverage Ratio and whose calculation does not include distributions made by the Company, must not be less than 2.5 to 1.0 for any Measurement Period. Further, the Company will not be permitted to have Maintenance Capital Expenditures, as defined in the Credit Agreement, for any Measurement Period ending in 2012, 2013, and 2014 and thereafter exceeding $6.7 million, $7.3 million and $8.0 million, respectively. A material decrease in revenues could cause the Company to breach certain of its financial covenants. Any such breach could allow the Lenders to accelerate the Company’s debt (and cause cross-default) which would have a material adverse effect on the Company’s business, financial condition or results of operations.

As of December 31, 2013, there were $114.0 million of outstanding borrowings under the Credit Facility. The carrying amount of the debt approximates its fair value. At December 31, 2013, the Consolidated Leverage Ratio and the Consolidated Debt Service Coverage Ratio was 3.88 and 3.33, respectively. As of December 31, 2013, the Company was in compliance with all applicable financial covenants.

The Borrowers under the Credit Agreement paid fees to Bank of America, as Administrative Agent, and BAS, as Arranger. In addition, the Credit Agreement requires the Company to pay an unused Commitment Fee, which is calculated based on the amount by which the commitments under the Credit Agreement exceed the usage of such commitments. The Commitment Fee Rate ranges from 0.375% to 0.800% depending on the Company’s Consolidated Leverage Ratio.

The proceeds of the Credit Facility may be used by the Borrowers to finance working capital requirements, Permitted Acquisitions, and the purchase and construction of mausoleums. The Borrowers’ obligations under the Credit Agreement are guaranteed by both the Company and the General Partner.

The Borrowers’ obligations under the Credit Facility are secured by a first priority lien and security interest in substantially all of the Borrowers’ assets, whether then owned or thereafter acquired, excluding: (i) trust accounts, certain proceeds required by law to be placed into such trust accounts and funds held in trust accounts; (ii) the General Partner’s interest in the Company, the incentive distribution rights under the Company’s partnership agreement and the deposit accounts of the General Partner into which distributions are received; (iii) Equipment subject to a purchase money security interest or equipment lease permitted under the Credit Agreement and certain other contract rights under which contractual, legal or other restrictions on assignment would prohibit the creation of a security interest or such creation of a security interest would result in a default thereunder.

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

The Company routinely incurs debt financing costs and fees when borrowing under, or making amendments to the Credit Facility. These costs and fees are deferred and are amortized over the life of the Credit Facility.

Notes Payable Acquisitions

In July of 2009, certain of the Company’s subsidiaries entered into a $1.4 million note purchase agreement in connection with an operating agreement in which the Company became the exclusive operator of Green Lawn Cemetery (the “Green Lawn Note”). The Green Lawn Note bears interest at a rate of 6.5% per year on unpaid principal and is payable monthly, beginning on August 1, 2009. Principal on the note is due in 96 equal installments beginning on July 1, 2011. At December 31, 2013 and 2012, the liability related to the installment note was stated on the Company’s consolidated balance sheet at approximately $1.0 million and $1.2 million, respectively.

In June of 2010, certain of the Company’s subsidiaries issued two installment notes in connection with the second quarter acquisition (the “Nelms Notes”). The Nelms Notes are being paid over a 4 year period and mature April 1, 2014. The installment notes do not have a stated rate of interest. The Company has recorded the installment notes at their fair market value of approximately $2.6 million. The face amounts of the Nelms Notes were discounted approximately $0.7 million, and the discount is being amortized to interest expense over the life of the installment notes. The notes bear 10.25% interest per annum on the portion of the outstanding balance after the maturity date or while there exists any uncured event of default or the exercise by lender of any remedies following the occurrence and during the continuance of any event of default. In addition, if the Company voluntarily files for bankruptcy or is involved in an involuntary bankruptcy proceeding, the entire principal balance of the installment notes automatically becomes due and payable. At December 31, 2013 and 2012, the liability related to the Nelms Notes was stated on the Company’s consolidated balance sheet at approximately $0.1 million and $0.3 million, respectively.

In February 2013, certain of the Company’s subsidiaries issued an unsecured promissory note in the principal amount of $3.0 million in connection with the first quarter acquisition discussed in Note 13. The promissory note bears interest at a rate of 5% and any unpaid balance is due 12 months from closing. At December 31, 2013, the liability related to this promissory note was stated on the Company’s consolidated balance sheet at approximately $0.5 million.

The carrying amounts of the notes payable approximate their fair value.

Acquisition Non-Compete Notes

In connection with several of the Company’s 2013, 2012, 2011 and 2010 acquisitions, certain of the Company’s subsidiaries issued installment notes in consideration for non-compete agreements executed with the former owners of the acquired entities. The installment notes have varying payment terms and mature between April 1, 2014 and February 19, 2019. The installment notes do not have a stated rate of interest. At inception, the Company recorded the installment notes at their fair market value of approximately $5.7 million. The face amounts of the installment notes were discounted approximately $1.2 million, and the discount is being amortized to interest expense over the life of the installment notes. At December 31, 2013 and 2012, the liability related to the installment notes, net of discounts, was stated on the Company’s consolidated balance sheet at approximately $3.4 million and $3.3 million, respectively. The carrying amounts of the installment notes approximate their fair value.

9.	INCOME TAXES

Effective with the closing of the Partnership’s initial public offering on September 20, 2004 (see Note 1), the Company was no longer a taxable entity for federal and state income tax purposes; rather, the Partnership’s tax attributes, except those of its corporate subsidiaries, are to be included in the individual tax returns of its partners.

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

Components of the income tax expense (benefit) applicable to continuing operations for federal, state and foreign taxes are as follows:

	Years ended December 31,
	2013	2012	2011
	(in thousands)
Current provision:
State	$685	$616	$(538)
Federal	—	(8)	6
Foreign	(125)	—	—

Total	560	608	(532)

Deferred provision:
State	292	(196)	(163)
Federal	(3,156)	(2,202)	(3,324)

Total	(2,864)	(2,398)	(3,487)

Total income tax expense (benefit)	$(2,304)	$(1,790)	$(4,019)

The difference between the statutory federal income tax and the Company’s effective income tax is summarized as follows:

	Years ended December 31,
	2013	2012	2011
	(in thousands)
Computed tax provision (benefit) at the applicable statutory tax rate	$(7,468)	$(1,681)	$(4,806)
State and local taxes net of federal income tax benefit	464	400	(350)
Tax exempt (income) loss	1,542	697	300
Change in valuation allowance	9,203	3,857	3,930
Partnership earnings not subject to tax	(2,540)	(5,088)	(3,192)
Permanent differences	(3,337)	25	99
Other	(168)	—	—

Income tax expense (benefit)	$(2,304)	$(1,790)	$(4,019)

Deferred tax assets and liabilities result from the following:

	As of December 31,
	2013	2012
	(in thousands)
Deferred tax assets:
Prepaid expenses	$4,452	$3,628
State net operating loss	11,483	9,978
Federal net operating loss	68,008	57,269
Alternative minimum tax credit	77	73
Unrealized losses (gains)	(4,398)	(240)
Valuation allowance	(43,027)	(36,489)

Total deferred tax assets	36,595	34,219

Deferred tax liabilities:

Property, plant and equipment	5,565	5,908
Deferred revenue related to future revenues and accounts receivable	34,100	33,525
Deferred revenue related to cemetery property	9,295	9,315

Total deferred tax liabilities	48,960	48,748

Net deferred tax liabilities	$12,365	$14,529

At December 31, 2013, the Company had available approximately less than $0.2 million of alternative minimum tax credit carryforwards, which are available indefinitely, and $194.3 million of federal net operating loss carryforwards, which will begin to expire in 2019 and $238.2 million in state net operating losses, a portion of which expires annually.

Management periodically evaluates all evidence, both positive and negative, in determining whether a valuation allowance to reduce the carrying value of deferred tax assets is required. In 2013, the Company concluded, based on the projected allocations of taxable income, that a deferred tax asset of less than $0.1 million will more likely than not be realized on several subsidiaries. In addition, several separate taxable subsidiaries were in a deferred tax liability position at December 31, 2013 and recognized those liabilities. The vast majority of the taxable subsidiaries continue to accumulate deferred tax assets that will not more likely than not be realized. A full valuation allowance continues to be maintained on these taxable subsidiaries. Ultimate realization of the deferred tax assets is dependent upon, among other factors, the Partnership’s corporate subsidiaries’ ability to generate sufficient taxable income within the carryforward periods and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used.

The Company follows the provisions of ASC Topic 740 (“ASC 740”) which requires that the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. During the year ended December 31, 2011, the Company recorded an income tax benefit of $0.9 million reversing an unrecognized tax benefit related to uncertain tax positions as the statute of limitations for this item expired. As of December 31, 2013 and 2012, the Company does not have any unrecognized tax benefits related to uncertain tax positions.

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

If the Company were treated as a corporation for federal income tax purposes for any taxable year for which the statute of limitations remains open or for any future taxable year, the Company would pay federal income tax on its taxable income for such year(s) at the corporate tax rate, which is currently a maximum of 35%, and would likely pay state income tax at varying rates. Distributions would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to unitholders. Because a tax would be imposed upon the Company as a corporation, including taxes with respect to prior periods, the Company’s cash available for distribution would be substantially reduced.

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

The Company is not currently under examination by any federal or state jurisdictions. The federal statute of limitations and certain state statutes of limitations are opened from 2010 forward. Management believes that the accrual for tax liabilities is adequate for all open years. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. On the basis of present information, it is the opinion of the Company’s management that there are no pending assessments that will result in a material effect on the Company’s consolidated financial statements over the next twelve months.

The Company recognizes any interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses for all periods presented. The Company has not recorded any material interest or penalties during any of the years presented.

The net change in the valuation allowance for 2013 was an increase of $6.5 million. This change in the valuation allowance is the result of the change in unrealized gains and losses of the Company’s investment portfolio, which is recorded within deferred revenues, net; the results of acquisition accounting; net operating losses that are more likely than not to be realized and net operating losses that do not meet the more likely than not standard.

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

At December 31, 2013 and 2012, deferred cemetery revenues, net, consisted of the following:

	As of December 31,
	2013	2012
	(in thousands)
Deferred cemetery revenue	$403,250	$346,621
Deferred merchandise trust revenue	88,730	65,728
Deferred merchandise trust unrealized gains (losses)	10,996	600
Deferred pre-acquisition margin	132,866	132,221
Deferred cost of goods sold	(54,257)	(47,309)

Deferred cemetery revenues, net	$581,585	$497,861

Deferred selling and obtaining costs	$87,998	$76,317

Deferred selling and obtaining costs are carried as an asset on the consolidated balance sheet in accordance with the Financial Services – Insurance topic of the ASC.

11.	LONG-TERM INCENTIVE AND RETIREMENT PLANS

Long Term Incentive Plan

Overview

On November 8, 2006, the General Partner’s board of directors adopted the StoneMor Partners L.P. Long-Term Incentive Plan, as amended, (“LTIP”) for its employees, consultants and directors, who perform services for the Company. The LTIP permits the grant of awards covering an aggregate of 1,124,000 common units in the form of unit options, unit appreciation rights (“UARs”), restricted units and phantom units. The compensation committee of the Company’s General Partner’s board of directors administers the plan. The plan will continue in effect until the earliest of (i) the date determined by the General Partner’s board of directors; (ii) the date that common units are no longer available for payment of awards under the plan; or (iii) the tenth anniversary of the plan.

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

On November 7, 2012, the General Partner, acting on behalf of the Company, entered into an Executive Restricted Phantom Unit Agreement (the “2012 Executive Agreement”) with an executive of the Company (the “Executive”). Under the terms of the 2012 Executive Agreement, the Executive was awarded 45,000 Restricted Phantom Units (“Executive Phantom Units”) that vest over 3 years as follows: 15,000 Phantom Units vest one year after the Grant Date, 15,000 Phantom Units vest two years after the Grant Date, and 15,000 Phantom Units vest three years after the Grant Date.

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

The table below reflects the LTIP Phantom Unit Award activity for the years ended December 31, 2013, 2012 and 2011, respectively:

	Years ended December 31,
	2013	2012	2011
Outstanding, beginning of period	143,213	84,377	73,734
Granted (1)	18,890	58,836	10,643
Matured	—	—	—
Forfeited	—	—	—

Outstanding, end of period	162,103	143,213	84,377

Director Phantom Units (2)	98,195	71,767	60,395
Executive Phantom Units (2)	63,908	71,446	23,982

(1)	The weighted-average price for unit awards on the date of grant was $25.29, $23.84 and $27.79 for the years ended December 31, 2013, 2012 and 2011, respectively.
(2)	The phantom units of one of the Executives that retired from the Company and simultaneously entered into a two year consulting agreement where the Executive also agreed to become the Vice Chairman of the Company’s Board of Directors are presented as Director Phanthom Units in 2013, whereas they were previously presented as Executive Phanthom Units. This individual owned approximately 14,514 and 13,223 of the Phantom Units outstanding at December 31, 2013 and 2012, respectively.

There was approximately $0.7 million and $1.0 million of unrecognized compensation cost related to the units issued in the 2012 Executive Agreement as of December 31, 2013 and 2012, respectively. Total compensation expense for phantom unit awards was approximately $0.8 million, $0.4 million and $0.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

There were no modifications made to any existing unit awards in 2013. No unit awards were capitalized during the years ended December 31, 2013, 2012 and 2011.

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

UARs granted under the 2009 UAR Agreement vest at a percentage rate which is equal to a fraction the numerator of which is the number of calendar months which have elapsed since December 16, 2009 and the denominator of which is 48, subject to forfeiture upon certain conditions set forth in the UAR Agreement. The exercise of such UARs may be subject to approval by the Company’s limited partners as required by the NYSE listing rules. A total of 814,000 UARs were granted under the 2009 UAR Agreement and 565,716 of these units remained outstanding at December 31, 2013.

In the second quarter of 2012, the General Partner, acting on behalf of the Company, entered into a Key Employee Unit Appreciation Rights Agreements (the “2012 UAR Agreements”) with certain of the Company’s key employees (the “2012 Key Employees). Under the terms of the 2012 UAR Agreements, 2012 Key Employees received UARs wherein 2012 Key Employees became entitled to compensation in the form of units in an amount equal to the fair value of the Company’s common units upon exercise less $24.36 per unit multiplied by the total number of UARs exercised. Units to be issued should be equal to this amount divided by the fair value of common units upon exercise.

UARs granted under the 2012 UAR Agreements vest at a percentage rate which is equal to a fraction the numerator of which is the number of calendar months which have elapsed since the date of issuance and the denominator of which is 48, subject to forfeiture upon certain conditions set forth in the UAR Agreements. The exercise of such UARs may be subject to approval by the Company’s limited partners as required by the NYSE listing rules. A total of 80,500 UARs were granted under the 2012 UAR Agreements and 55,500 of these units remained outstanding at December 31, 2013.

On May 9, 2013 and October 22, 2013, the General Partner, acting on behalf of the Company, entered into Key Employee Unit Appreciation Rights Agreements (the “2013 UAR Agreements”) with certain of the Company’s key employees (the “2013 Key Employees). Under the terms of the 2013 UAR Agreements, 2013 Key Employees received UARs wherein 2013 Key Employees became entitled to compensation in the form of units in an amount equal to the fair value of the Company’s common units upon exercise, less $26.68 and $25.61 for the May and October awards, respectively, per unit multiplied by the total number of UARs exercised. Units to be issued should be equal to this amount divided by the fair value of common units upon exercise.

UARs granted under the 2013 UAR Agreements vest at a percentage rate which is equal to a fraction the numerator of which is the number of calendar months which have elapsed since the date of issuance and the denominator of which is 48, subject to forfeiture upon certain conditions set forth in the UAR Agreements. The exercise of such UARs may be subject to approval by the Company’s limited partners as required by the NYSE listing rules. A total of 52,500 UARs were granted under the 2013 UAR Agreements and 52,500 of these units remained outstanding at December 31, 2013.

All UARs granted under the LTIP have a five year contractual term beginning on the grant date.

The fair value of UARs granted under the 2013 UAR Agreements, 2012 UAR Agreements and 2009 UAR Agreement was estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions:

	2013 UAR	2012 UAR	2009 UAR
	Agreements	Agreements	Agreement
Expected dividend yield	9.14%	9.60%	10.70%
Risk-free interest rate	0.63%	0.63%	2.73%
Expected volatility	28.57%	42.60%	38.70%
Expected life (in years)	3.52	3.52	6.02

The fair value of UARs granted under the 2009 UAR Agreement was $2.39 per UAR and approximately $1.9 million in aggregate.

The fair value of UARs granted under the 2012 UAR Agreements was approximately $3.70 per UAR and approximately $0.3 million in aggregate.

The fair value of UARs granted under the 2013 UAR Agreements was approximately $2.09 per UAR and approximately $0.1 million in aggregate.

A summary of UAR activity for the years ended December 31, 2013, 2012 and 2011 follows:

	Years ended December 31,
	2013	2012	2011
Outstanding, beginning of period	774,598	759,857	874,835
Granted	52,500	80,500	—
Exercised	(133,110)	(65,759)	(112,373)
Forfeited	(20,272)	—	(2,605)

Outstanding, end of period	673,716	774,598	759,857

Exercisable, end of period	594,248	514,993	358,639

As of December 31, 2013, there was approximately $0.2 million of unrecognized compensation cost related to non-vested UARs. $0.1 million of this cost is expected to be recognized within 1 year, with the remainder being recognized through 2017. Total compensation expense for UARs was approximately $0.5 million for the years ended December 31, 2013, 2012 and 2011. The Company issued 34,096, 19,452 and 24,682 common units as a result of exercised UARs in 2013, 2012 and 2011, respectively.

During the years ended December 31, 2013, 2012 and 2011, the Company:

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

Leases

At December 31, 2013, 2012, and 2011, the Company was committed to operating lease payments for premises, automobiles and office equipment under various operating leases with initial terms ranging from one to twenty five years and options to renew at varying terms. Expenses under operating leases were $2.7 million, $2.5 million and $2.3 million for the years ended December 31, 2013, 2012, and 2011, respectively.

At December 31, 2013, operating leases will result in future payments in the following approximate amounts from January 1, 2014 and beyond:

(in thousands)
2014	$1,712
2015	1,140
2016	1,016
2017	948
2018	882
Thereafter	1,927

Total	$7,625

Employment Agreements

As of December 31, 2013, the Company has an employment agreement with one of its senior executives for a term of three years beginning July 22, 2013. The Company also has an employment agreement with the Vice Chairman of the Board of Directors which is effective for two years beginning April 1, 2012.

13.	ACQUISITIONS

Acquisition related costs include legal fees and other third party costs incurred in acquisition related activities. For the year ended December 31, 2013 acquisition related costs include a $1.3 million recovery related to misappropriation claims related to certain acquisitions. For the years ended December 31, 2012 and 2011, acquisition related costs included legal fees, net of recoveries, of $0.3 million and $1.2 million, respectively, related to amounts paid to pursue the recovery of those claims.

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

The table below reflects the Company’s revised assessment of the fair value of net assets acquired. The Company obtained additional information and has retrospectively adjusted these values as noted below. These amounts may be adjusted as additional information is received. The resulting goodwill is recorded in the Company’s Funeral Homes operating segment.

	Preliminary		Revised
	Assessment	Adjustments	Assessment
	(in thousands)
Assets:
Accounts receivable	$995	$(300)	$695
Property and equipment	8,315	—	8,315
Merchandise trusts, restricted, at fair value	4,853	—	4,853
Non-compete agreements	1,927	—	1,927

Total assets	16,090	(300)	15,790

Liabilities:
Deferred margin	2,419	—	2,419
Merchandise liabilities	2,233	—	2,233
Other liabilities	—	164	164

Total liabilities	4,652	164	4,816

Fair value of net assets acquired	11,438	(464)	10,974

Consideration paid - cash	9,100	—	9,100
Consideration paid - units	3,592	—	3,592
Fair value of note payable	3,000	—	3,000
Fair value of debt assumed for non-compete agreement	924	—	924

Total consideration paid	16,616	—	16,616

Goodwill from purchase	$5,178	$464	$5,642

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

Second, Third and Fourth Quarter 2012 Acquisitions

The table below reflects the Company’s final assessment of the fair value of net assets acquired, the purchase price and the resulting gain (goodwill) from these acquisitions.

	2012
	2nd Quarter	2nd Quarter	3rd Quarter	3rd Quarter	4th Quarter
	Bronswood	Lodi	Farnstrom	Lohman	Harden
	Final Assessment
	(in thousands)
Assets:
Accounts receivable	$72	$—	$—	$1,005	$—
Cemetery property	842	—	—	6,100	—
Property and equipment	518	48	1,296	5,864	952
Merchandise trusts, restricted , at fair value	—	105	—	11,884	—
Perpetual care trusts, restricted, at fair value	2,780	—	—	2,232	—
Other assets	—	—	—	122	—
Underlying lease value	—	64	—	—	—
Non-compete agreements	12	40	170	1,777	204

Total assets	4,224	257	1,466	28,984	1,156

Liabilities:
Deferred margin	—	—	—	3,746	—
Merchandise liabilities	—	105	—	3,458	—
Deferred tax liability	374	—	—	—	—
Perpetual care trust corpus	2,780	—	—	2,232	—
Other liabilities	24	—	—	—	—

Total liabilities	3,178	105	—	9,436	—

Fair value of net assets acquired	1,046	152	1,466	19,548	1,156

Consideration paid - cash	924	850	2,300	20,000	2,250
Consideration paid - units	—	350	—	3,500	650
Fair value of debt assumed for non-compete agreements	—	544	274	1,230	421

Total consideration paid	924	1,744	2,574	24,730	3,321

Gain on bargain purchase	122	—	—	—	—

Goodwill from purchase	$—	$1,592	$1,108	$5,182	$2,165

On April 10, 2012, certain subsidiaries of the Company (collectively the “Buyer”) entered into a Stock Purchase Agreement with several individuals (collectively the “Seller”) to purchase all of the stock of Bronswood Cemetery, Inc., an Illinois Corporation. Through the purchase, the Buyer acquired one cemetery in Illinois, including certain related assets, and assumed certain related liabilities. In consideration for the net assets acquired, the Buyer paid the Seller $0.9 million in cash. This acquisition resulted in a gain on the bargain purchase.

On June 6, 2012, certain subsidiaries of the Company (collectively the “Buyer”) entered into a Purchase Agreement with several individuals and Lodi Funeral Home, Inc. (collectively the “Seller”) to purchase certain assets and assume certain liabilities of Lodi Funeral Home, Inc., a California corporation and all of the stock of Lodi All Faiths Cremation, a California corporation. Through the purchase, the Buyer acquired two funeral homes in California including certain related assets, and assumed certain related liabilities. As part of the agreement, the building and underlying real estate of Lodi Funeral Home, Inc. is being leased from the Seller. The lease agreement is a ten year agreement that contains one five year renewal term at the Buyer’s election. In addition, at the end of the original lease or renewal term, the Buyer can elect to purchase the property for fair value less 10% of any rental amounts previously paid under the lease agreement. The Buyer also has a right of first refusal related to any potential sale of the property occurring during the lease term. In consideration for the net assets acquired, the Buyer paid the Seller $0.85 million in cash and issued 13,720 units, which equates to $0.35 million worth of units. The Buyer will also pay an aggregate amount of $0.6 million in 16 equal quarterly installments commencing on January 2, 2013 in exchange for non-compete agreements with the Seller. The acquired goodwill is recorded in the Company’s Funeral Homes operating segment.

On July 2, 2012, certain subsidiaries of the Company (collectively the “Buyer) entered into an Asset Purchase and Sale Agreement (the “Farnstrom Agreement”) with Farnstrom Mortuary, LLC and Farnstrom Properties, LLC, both Oregon limited liability companies, Farnstrom Family, Inc. and Care Cremation Society, Inc., both Oregon corporations and two individuals (collectively the “Seller”). Pursuant to the Agreement, the Buyer acquired five funeral homes in Oregon, including certain related assets, and assumed certain related liabilities. In consideration for the net assets acquired, the Buyer paid the Seller $2.3 million in cash. The Buyer will also pay an aggregate amount of $0.3 million in 12 equal quarterly installments commencing on July 2, 2012 in exchange for non-compete agreements with the Seller. The acquired goodwill is recorded in the Company’s Funeral Homes operating segment.

On July 31, 2012, certain subsidiaries of the Company (collectively the “Buyer) entered into an Asset Purchase and Sale Agreement (the “Lohman Agreement”) with certain Florida corporations, limited liability companies and four individuals (collectively the “Seller”). Pursuant to the Agreement, the Buyer acquired nine funeral homes and four cemeteries in Florida, including certain related assets, and assumed certain related liabilities. In consideration for the net assets acquired, the Buyer paid the Seller $20.0 million in cash and issued 128,299 units, which equates to $3.5 million worth of units. The Buyer will also pay an aggregate amount of $1.5 million in five equal annual installments commencing on August 1, 2013 in exchange for a consulting and non-compete agreement with the Seller. The acquired goodwill is recorded in both the Company’s Cemetery Operations – Southeast segment and Funeral Homes operating segment.

On December 13, 2012, StoneMor Florida Subsidiary LLC, a subsidiary of the Company, (the “Buyer) entered into an Asset Purchase and Sale Agreement (the “Harden Agreement”) with a Florida corporation and two individuals (collectively the “Seller”). Pursuant to the Agreement, the Buyer acquired one funeral home in Florida, including certain related assets, and assumed certain related liabilities. In consideration for the net assets acquired, the Buyer paid the Seller $2.25 million in cash and issued 28,863 units, which equates to $0.7 million worth of units. The Buyer will also pay an aggregate amount of $0.5 million in twenty equal quarterly installments commencing on March 13, 2013 in exchange for a non-compete agreement with the Seller. The acquired goodwill is recorded in the Company’s Funeral Homes operating segment.

If the acquisitions from 2013 and 2012 had been consummated on January 1, 2012 and January 1, 2011, respectively, on a pro forma basis, for the years ended December 31, 2013, 2012 and 2011, consolidated revenues, consolidated net income (loss) and net income (loss) per limited partner unit (basic and diluted) would have been as follows:

	As of December 31,
	2013	2012	2011
	(in thousands)
Revenue	$247,844	$252,270	$237,228
Net loss	(21,712)	(994)	(9,705)
Net loss per limited partner unit (basic and diluted)	$(1.02)	$(.05)	$(.50)

These pro forma results are unaudited and have been prepared for comparative purposes only and include certain adjustments such as increased interest from debt related to the acquisitions and recognition of gains on acquisitions occurring during 2013 in 2012 rather than in the current period. They do not purport to be indicative of the results of operations which actually would have resulted had the 2013 acquisitions been in effect on January 1, 2012 and the 2012 acquisitions had been in effect on January 1, 2011 or of future results of operations of the locations. The Company’s first quarter 2012 acquisition relates to the Amended Operating Agreement as noted above. Therefore, the results of operations for this property have been included in the Company’s results since 2009.

Since their respective dates of acquisition, the properties acquired in 2013 have contributed $3.9 million of revenue and $0.1 million of operating profit for the year ended December 31, 2013. The properties acquired in 2012 have contributed $10.4 million of revenue and $0.5 million of operating profit for the year ended December 31, 2013 and $4.2 million of revenue and $0.1 million of operating profit for the year ended December 31, 2012.

First, Second, Third and Fourth Quarter 2011 Acquisitions

The table below reflects the Company’s final assessment of the fair value of net assets (liabilities) acquired, the purchase price and the resulting goodwill from these acquisitions.

	2011
	1st Quarter	2nd Quarter	3rd Quarter	3rd Quarter	4th Quarter	4th Quarter
	North Carolina	Missouri	Virginia	Puerto Rico	Tennessee	Mississippi
	Final Assessment
	(in thousands)
Assets:
Accounts receivable	$97	$94	$20	$4,600	$126	$66
Cemetery property	1,710	880	2,243	4,666	1,096	1,331
Property and equipment	332	1,812	159	4,124	2,257	488
Merchandise trusts, restricted , at fair value	880	2,627	562	—	10,122	1,264
Perpetual care trusts, restricted, at fair value	344	1,190	904	981	4,373	524
Other assets	100	—	160	—	3,862	—

Total assets	3,463	6,603	4,048	14,371	21,836	3,673

Liabilities:
Deferred margin	795	1,302	360	5,017	12,638	832
Merchandise liabilities	734	1,648	337	4,632	11,666	965
Deferred tax liability	64	461	762	766	—	268
Perpetual care trust corpus	344	1,190	904	981	4,373	524

Total liabilities	1,937	4,601	2,363	11,396	28,677	2,589

Fair value of net assets (liabilities) acquired	1,526	2,002	1,685	2,975	(6,841)	1,084

Consideration paid - cash	1,700	2,150	1,850	4,600	4,500	1,342
Fair value of debt assumed for non-compete agreements	—	—	280	—	—	—

Total consideration paid	1,700	2,150	2,130	4,600	4,500	1,342

Goodwill from purchase	$174	$148	$445	$1,625	$11,341	$258

On January 5, 2011, the Operating Company, StoneMor North Carolina LLC, a North Carolina limited liability company and StoneMor North Carolina Subsidiary LLC, a North Carolina limited liability company, each a wholly-owned subsidiary of the Company (collectively the “Buyer”), entered into an Asset Purchase and Sale Agreement (the “1st Quarter Purchase Agreement”) with Heritage Family Services, Inc., a North Carolina corporation and an individual (collectively the “Seller”). Pursuant to the 1st Quarter Purchase Agreement, the Buyer acquired three cemeteries in North Carolina, including certain related assets, and assumed certain related liabilities. In consideration for the net assets acquired, the Buyer paid the Seller $1.7 million in cash. The acquired goodwill is recorded in the Company’s Cemetery Operations – Southeast segment.

On June 22, 2011, the Operating Company, StoneMor Missouri LLC, a Missouri limited liability company and StoneMor Missouri Subsidiary LLC, a Missouri limited liability company, each a wholly-owned subsidiary of the Company (collectively the “Buyer”), entered into an Asset Purchase and Sale Agreement (the “2nd Quarter Purchase Agreement”) with SCI International, LLC, a Delaware limited liability company and Keystone America, Inc., a Delaware corporation (collectively the “Seller” or “SCI Missouri”). Pursuant to the 2nd Quarter Purchase Agreement, the Buyer acquired three cemeteries and four funeral homes in Missouri, including certain related assets, and assumed certain related liabilities. In consideration for the net assets acquired, the Buyer paid the Seller $2.15 million in cash. The acquired goodwill is recorded in both the Company’s Cemetery Operations – West segment and Funeral Homes operating segment.

On August 1, 2011, the Operating Company and CFS West Virginia, an affiliate of the Operating Company, (collectively the “Buyer”) entered into a Stock Purchase Agreement with three individuals (collectively the “Seller”) to purchase all of the stock of Prince George Cemetery Corporation, a Virginia corporation. Through the purchase of Prince George Cemetery Corporation, the Buyer acquired one cemetery in Virginia. In consideration for the stock acquired, the Buyer paid the Seller approximately $1.9 million in cash. The Buyer will also pay $0.3 million in cash in even quarterly installments over a five year period in exchange for non-compete agreements with the Seller. The acquired goodwill is recorded in the Company’s Cemetery Operations – Southeast segment.

        On August 17, 2011, the Operating Company, StoneMor Puerto Rico LLC, a Puerto Rico limited liability company and StoneMor Puerto Rico Subsidiary LLC, a Puerto Rico limited liability company, each a wholly-owned subsidiary of the Company (collectively the “Buyer”), entered into a Stock Purchase Agreement with Alderwoods Group, LLC, a Delaware limited liability company (the “Seller” or “SCI Puerto Rico”) to purchase all of the stock of SCI Puerto Rico Funeral and Cemetery Services, Inc., a Puerto Rico corporation. Through the purchase of SCI Puerto Rico Funeral and Cemetery Services, Inc., the Buyer acquired five cemeteries and four funeral homes in Puerto Rico. In consideration for the stock acquired, the Buyer paid the Seller $4.6 million in cash. The acquired goodwill is recorded in both the Company’s Cemetery Operations – Southeast segment and Funeral Homes operating segment.

On October 4, 2011, the Operating Company and StoneMor Tennessee Subsidiary LLC, a Tennessee limited liability company, each a wholly-owned subsidiary of the Company (collectively the “Buyer”), entered into an Asset Purchase and Sale Agreement (the “4th Quarter Tennessee Purchase Agreement”) with Forest Hill Funeral Home and Memorial Park-East, LLC, a Tennessee limited liability company (“Seller”) and a state court-appointed receiver (“Receiver”). Pursuant to the 4th Quarter Tennessee Purchase Agreement, the Buyer acquired three cemeteries and three funeral homes in Tennessee out of a state court appointed receivership, including certain related assets, and assumed certain related liabilities. In consideration for the net assets acquired, the Buyer paid $4.5 million, the components of which were $1.6 million in cash and $2.9 million in cash to lend monies to the merchandise trusts of these properties to fund their current underfunded status. In addition, the Buyer assumed a commitment to spend $0.5 million for capital improvements or deferred maintenance on the properties within 18 months of the closing date. The acquired goodwill is recorded in both the Company’s Cemetery Operations – Southeast segment and Funeral Homes operating segment.

On November 3, 2011, the Operating Company, StoneMor Mississippi LLC, a Mississippi limited liability company, and StoneMor Mississippi Subsidiary LLC, a Mississippi limited liability company, each a wholly-owned subsidiary of the Company (collectively the “Buyer”), entered into an Asset Purchase and Sale Agreement (the “4th Quarter Mississippi Purchase Agreement”) with Serenity Cemeteries III, LLC, an Arizona limited liability company (“Seller”) and two individuals. Pursuant to the 4th Quarter Mississippi Purchase Agreement, the Buyer acquired two cemeteries and one funeral home in Mississippi, including certain related assets, and assumed certain related liabilities. In consideration for the net assets acquired, the Buyer paid the Seller $1.3 million in cash and made a deposit into trust of less than $0.1 million. The acquired goodwill is recorded in both the Company’s Cemetery Operations – Southeast segment and Funeral Homes operating segment.

The results of operations and pro forma results related to the acquisitions made in 2011 are not material to the consolidated financial statements taken as a whole.

In the aggregate, for the acquisitions consummated during 2011, revenues and operating profit (loss) included in operations since the dates of acquisition are $15.6 million and $0.7 million, respectively, for the year ended December 31, 2013, $15.7 million and $1.0 million, respectively, for the year ended December 31, 2012 and $4.3 million and $(0.3) million, respectively, for the year ended December 31, 2011.

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

First and Second Quarter 2013 Settlement

During the year ended December 31, 2013 the Company recovered $18.4 million, net of legal fees, costs, and contractual obligations related to the settlement of claims from locations that the Company acquired in 2010 and 2011. Of this amount $6.5 million was contributed directly to the related perpetual care and merchandise trusts on the Company’s behalf. $3.4 million of these direct payments represent a gain on settlement agreement on the consolidated statement of operations due to an increase in the merchandise trusts not previously accrued for in purchase accounting.

The Company received $11.9 million in cash proceeds from the settlement. Of this amount, $1.7 million and $1.3 million are for the reimbursement of legal fees and are recorded as recoveries to corporate overhead and acquisition related costs, respectively. The remaining proceeds were recorded as a gain on settlement agreement on the consolidated statement of operations. The total gain on settlement for the year ended December 31, 2013 was $12.3 million.

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

Tenant shall pay to Landlord an up-front rental payment of $53.0 million (the “Up-Front Rent”) on the Commencement Date. Tenant shall also pay to Landlord aggregate fixed rent of $36.0 million (the “Fixed Rent”) for the Cemeteries in the following amounts:

Lease Years 1-5	None
Lease Years 6-20	$1,000,000 per Lease Year
Lease Years 21-25	$1,200,000 per Lease Year
Lease Years 26-35	$1,500,000 per Lease Year
Lease Years 36-60	None

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

Each of Tenant and Landlord shall have the right to terminate the Lease after December 31, 2013 (the “Pre-Commencement Expiration Date”) and prior to the Commencement Date if certain conditions are not satisfied. These conditions include, but are not limited to, the Tenant’s obtaining of financing for the Up-Front Rent.

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

Fourth Quarter 2011 Disposition

On December 30, 2011, the Company sold one funeral home in West Virginia for $0.1 million, resulting in a gain of $0.1 million.

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

Segment information is as follows:

As of and for the year ended December 31, 2013:

	Cemeteries			Funeral
	Southeast	Northeast	West	Homes	Corporate	Adjustment	Total
	(in thousands)
Revenues
Sales	$93,085	$36,537	$43,426	$—	$—	$(47,996)	$125,052
Service and other	40,961	26,573	35,210	—	—	(26,110)	76,634
Funeral home	—	—	—	50,808	—	(5,853)	44,955

Total revenues	134,046	63,110	78,636	50,808	—	(79,959)	246,641

Costs and expenses
Cost of sales	19,422	8,144	7,816	—	—	(7,523)	27,859
Cemetery	26,495	14,615	16,456	—	—	—	57,566
Selling	30,760	13,140	13,910	—	972	(10,950)	47,832
General and administrative	16,717	6,484	8,672	—	—	—	31,873
Corporate overhead	—	—	—	—	28,875	—	28,875
Depreciation and amortization	2,332	900	2,104	3,036	1,176	—	9,548
Funeral home	—	—	—	36,319	—	(665)	35,654
Acquisition related costs, net of recoveries	—	—	—	—	1,051	—	1,051

Total costs and expenses	95,726	43,283	48,958	39,355	32,074	(19,138)	240,258

Operating profit	$38,320	$19,827	$29,678	$11,453	$(32,074)	$(60,821)	$6,383

Total assets	$567,999	$312,492	$429,799	$134,218	$28,821	$—	$1,473,329
Amortization of cemetery property	$4,234	$2,483	$1,202	$—	$—	$(572)	$7,347
Long lived asset additions	$9,418	$2,121	$3,767	$9,637	$1,471	$—	$26,414
Goodwill	$6,174	$—	$11,948	$29,912	$—	$—	$48,034

As of and for the year ended December 31, 2012:

	Cemeteries			Funeral
	Southeast	Northeast	West	Homes	Corporate	Adjustment	Total
	(in thousands)
Revenues
Sales	$91,682	$34,807	$39,590	$—	$—	$(36,096)	$129,983
Service and other	37,530	25,550	29,176	—	—	(15,312)	76,944
Funeral home	—	—	—	37,988	—	(2,309)	35,679

Total revenues	129,212	60,357	68,766	37,988	—	(53,717)	242,606

Costs and expenses
Cost of sales	19,358	7,704	6,745	—	—	(5,706)	28,101
Cemetery	25,479	13,693	16,238	—	—	—	55,410
Selling	29,032	12,251	12,490	—	868	(7,763)	46,878
General and administrative	15,206	6,072	7,648	—	2	—	28,928
Corporate overhead	—	—	—	—	28,169	—	28,169
Depreciation and amortization	2,164	900	2,316	2,509	1,542	—	9,431
Funeral home	—	—	—	28,977	—	(252)	28,725
Acquisition related costs, net of recoveries	—	—	—	—	3,123	—	3,123

Total costs and expenses	91,239	40,620	45,437	31,486	33,704	(13,721)	228,765

Operating profit	$37,973	$19,737	$23,329	$6,502	$(33,704)	$(39,996)	$13,841

Total assets	$519,918	$299,166	$394,685	$107,059	$22,897	$—	$1,343,725
Amortization of cemetery property	$4,346	$2,394	$1,048	$—	$—	$92	$7,880
Long lived asset additions	$12,832	$3,594	$4,757	$9,415	$849	$—	$31,447
Goodwill	$6,174	$—	$11,948	$24,270	$—	$—	$42,392

As of and for the year ended December 31, 2011:

	Cemeteries			Funeral
	Southeast	Northeast	West	Homes	Corporate	Adjustment	Total
	(in thousands)
Revenues
Sales	$80,485	$32,894	$46,961	$—	$—	$(36,550)	$123,790
Service and other	33,271	24,369	31,497	—	—	(14,943)	74,194
Funeral home	—	—	—	31,163	—	(759)	30,404

Total revenues	113,756	57,263	78,458	31,163	—	(52,252)	228,388

Costs and expenses
Cost of sales	16,653	7,140	7,361	—	—	(5,039)	26,115
Cemetery	23,090	14,033	20,022	—	—	—	57,145
Selling	27,457	11,468	14,029	—	830	(8,493)	45,291
General and administrative	13,820	6,411	9,314	—	2	(3)	29,544
Corporate overhead	—	—	—	—	23,766	—	23,766
Depreciation and amortization	1,653	891	2,266	1,597	2,127	—	8,534
Funeral home	—	—	—	23,554	—	—	23,554
Acquisition related costs, net of recoveries	—	—	—	—	4,604	—	4,604

Total costs and expenses	82,673	39,943	52,992	25,151	31,329	(13,535)	218,553

Operating profit	$31,083	$17,320	$25,466	$6,012	$(31,329)	$(38,717)	$9,835

Total assets	$472,105	$284,765	$383,696	$78,763	$29,429	$—	$1,248,758
Amortization of cemetery property	$3,483	$2,185	$1,005	$—	$—	$(81)	$6,592
Long lived asset additions	$13,883	$1,823	$7,816	$10,214	$588	$—	$34,324
Goodwill	$5,734	$—	$11,948	$14,463	$—	$—	$32,145

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

On the Company’s consolidated balance sheet, current assets, long-term accounts receivable and current liabilities are recorded at amounts that approximate fair value.

The following table displays the Company’s assets measured at fair value as of December 31, 2013 and December 31, 2012.

As of December 31, 2013

Merchandise Trust

	Level 1	Level 2	Total
	(in thousands)
Assets
Short-term investments	$46,518	$—	$46,518

Fixed maturities:
U.S. government and federal agency	—	—	—
U.S. state and local government agency	—	—	—
Corporate debt securities	—	9,171	9,171
Other debt securities	—	7,324	7,324

Total fixed maturity investments	—	16,495	16,495

Mutual funds - debt securities	111,333	—	111,333
Mutual funds - equity securities - real estate sector	49,103	—	49,103
Mutual funds - equity securities - energy sector	—	—	—
Mutual funds - equity securities - MLP’s	36,193	—	36,193
Mutual funds - equity securities - other	72,234	—	72,234

Equity securities:
Preferred REIT’s	—	—	—
Master limited partnerships	57,258	—	57,258
Global equity securities	28,437	—	28,437
Other invested assets	—	5,723	5,723

Total	$401,076	$22,218	$423,294

Perpetual Care Trust

	Level 1	Level 2	Total
	(in thousands)
Assets
Short-term investments	$16,686	$—	$16,686

Fixed maturities:
U.S. government and federal agency	372	—	372
U.S. state and local government agency	—	—	—
Corporate debt securities	—	24,510	24,510
Other debt securities	—	371	371

Total fixed maturity investments	372	24,881	25,253

Mutual funds - debt securities	116,013	—	116,013
Mutual funds - equity securities - real estate sector	40,763	—	40,763
Mutual funds - equity securities - energy sector	14,761	—	14,761
Mutual funds - equity securities - MLP’s	46,817	—	46,817
Mutual funds - equity securities - other	13,252	—	13,252

Equity securities:
Preferred REIT’s	—	—	—
Master limited partnerships	36,925	—	36,925
Global equity securities	919	—	919
Other invested assets	—	382	382

Total	$286,508	$25,263	$311,771

As of December 31, 2012

Merchandise Trust

	Level 1	Level 2	Total
	(in thousands)
Assets

Short-term investments	$27,890	$—	$27,890

Fixed maturities:
U.S. government and federal agency	—	—	—
U.S. state and local government agency	—	—	—
Corporate debt securities	—	8,714	8,714
Other debt securities	—	4,317	4,317

Total fixed maturity investments	—	13,031	13,031

Mutual funds - debt securities	107,921	—	107,921
Mutual funds - equity securities - real estate sector	51,986	—	51,986
Mutual funds - equity securities - energy sector	5,666	—	5,666
Mutual funds - equity securities - MLP’s	29,336	—	29,336
Mutual funds - equity securities - other	58,082	—	58,082

Equity securities:
Preferred REIT’s	563	—	563
Master limited partnerships	42,410	—	42,410
Global equity securities	24,434	—	24,434
Other invested assets	—	7,097	7,097

Total	$348,288	$20,128	$368,416

Perpetual Care Trust

	Level 1	Level 2	Total
	(in thousands)
Assets

Short-term investments	$21,419	$—	$21,419

Fixed maturities:
U.S. government and federal agency	512	—	512
U.S. state and local government agency	—	—	—
Corporate debt securities	—	23,291	23,291
Other debt securities	—	371	371

Total fixed maturity investments	512	23,662	24,174

Mutual funds - debt securities	107,188	—	107,188
Mutual funds - equity securities - real estate sector	42,365	—	42,365
Mutual funds - equity securities - energy sector	13,061	—	13,061
Mutual funds - equity securities - MLP’s	34,805	—	34,805
Mutual funds - equity securities - other	8,981	—	8,981

Equity securities:
Preferred REIT’s	486	—	486
Master limited partnerships	28,693	—	28,693
Global equity securities	726	—	726
Other invested assets	—	415	415

Total	$258,236	$24,077	$282,313

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

There were no level 3 assets.

16.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following summarizes certain quarterly results of operations:

	Three months ended
2013	March 31	June 30	September 30	December 31
	(in thousands, except unit data)
Revenues	$59,612	$62,422	$61,539	$63,068
Net loss	(2,200)	(11,809)	(1,484)	(3,539)
General partner’s interest in net loss for the period	(40)	(218)	(26)	(66)
Limited partners’ interest in net loss for the period	(2,160)	(11,591)	(1,458)	(3,473)
Net loss per limited partner unit:
Basic and diluted	$(0.11)	$(0.54)	$(0.07)	$(0.16)

	Three months ended
2012	March 31	June 30	September 30	December 31
	(in thousands, except unit data)
Revenues	$59,587	$61,508	$62,197	$59,314
Net income (loss)	2,030	(2,169)	1,061	(3,935)
General partner’s interest in net income (loss) for the period	41	(43)	21	(79)
Limited partners’ interest in net income (loss) for the period	1,989	(2,126)	1,040	(3,856)
Net income (loss) per limited partner unit
Basic	$0.10	$(0.11)	$0.05	$(0.20)
Diluted	$0.10	$(0.11)	$0.05	$(0.20)

Net income (loss) per limited partner unit is computed independently for each quarter and the full year based upon respective average units outstanding. Therefore, the sum of the quarterly per share amounts may not equal to the annual per share amounts.

17.	PARTNERS’ CAPITAL

Partners’ capital consists of common units representing limited partner interests and the general partner’s interest. Holders of our common units have limited voting rights and are not entitled to elect our general partner or its directors. Also, our partnership agreement restricts the voting rights of unitholders owning 20% or more of our common units. Excluding the impact of the incentive distribution rights held by the general partner, holders of our common units share proportionately in the distributions of the Company.

Our general partner has rights separate from the common unitholders including the ability to direct the operations of the Company and to transfer its ownership interest without unitholder consent under certain circumstances. The general partner also holds incentive distribution rights that entitle it to receive increasing percentages of the cash we distribute from operating surplus in excess of specific per unit distribution amounts. Our general partner also has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its current general partner interest.

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

18.	SUBSEQUENT EVENTS

On February 27, 2014, we completed a follow-on public offering of 2,300,000 common units at a price of $24.45 per unit. Net proceeds of the offering, after deducting underwriting discounts and offering expenses, were approximately $53.1 million. The proceeds were used to pay down borrowings outstanding under our Credit Facility.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria described in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2013.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which appears herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of StoneMor Partners GP LLC and Unitholders of StoneMor Partners L.P.

Levittown, Pennsylvania

We have audited the internal control over financial reporting of StoneMor Partners L.P. and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated March 17, 2013 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

March 17, 2014

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

Directors and Executive Officers of StoneMor GP LLC

The following table shows information regarding the directors and executive officers of our general partner. Each director is elected for one-year terms until his successor is duly elected and qualified or until his earlier resignation or removal. Mr. Miller serves as an executive officer of our general partner pursuant to his employment agreement. Mr. Shane has served as Vice Chairman of the Board of Directors of our general partner and as an advisor available to management pursuant to his employment agreement since April 1, 2012.

Name	Age	Positions with StoneMor GP LLC
Lawrence Miller (1)	65	Chief Executive Officer, President and Chairman of the Board of Directors
Timothy K. Yost	47	Chief Financial Officer and Secretary
David L. Meyers (2)	46	Chief Operating Officer
William R. Shane	66	Vice Chairman of the Board of Directors
Allen R. Freedman	73	Director
Peter K. Grunebaum (3)	80	Director
Robert B. Hellman, Jr.	54	Director
Martin R. Lautman, Ph.D.	67	Director
Fenton R. Talbott	72	Director
Howard L. Carver	69	Director
Howard T. Slayen (3)	66	Director

(1)	The Amended and Restated Limited Liability Company Agreement of our general partner, as amended, or the GP LLC Agreement, specifies that, so long as Mr. Miller serves as Chief Executive Officer of our general partner, he shall also serve as a director of our general partner.
(2)	Effective October 22, 2013, as part of the planned management succession program, David L. Meyers was appointed Interim Chief Operating Officer of our general partner. Mr. Meyers replaced Michael L. Stache as Chief Operating Officer effective December 31, 2013 when Mr. Stache retired from the position of Senior Vice President and Chief Operating Officer of our general partner.
(3)	On November 27, 2013, Peter K. Grunebaum notified the Board that, effective March 31, 2014, he would retire as a director of our general partner and a member of the Audit Committee, Conflicts Committee and Trusts and Compliance Committee (collectively, the “Committees”). Howard T. Slayen was elected to serve as a director of our general partner effective December 1, 2013. Mr. Slayen was also elected to be a member of the Committees following Mr. Grunebaum’s retirement on March 31, 2014.

Mr. Paul Waimberg resigned from his position of Vice President — Finance and Corporate Development and Treasurer of our general partner effective February 28, 2013. Duties and responsibilities of Mr. Waimberg are performed by senior employees of our general partner.

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

Additional Directors

A brief biography of all non-executive directors of our general partner is included below:

William R. Shane has served on the Board of Directors of our general partner since our formation in April 2004. Mr. Shane served as Executive Vice President and Chief Financial Officer of our general partner since our formation in April 2004 until April 1, 2012, and served as Executive Vice President and Chief Financial Officer of Cornerstone since March 1999 through April 2004. Effective April 1, 2012, Mr. Shane retired from his position as our Executive Vice President and Chief Financial Officer and became the Vice Chairman of the Board of Directors. Prior to joining Cornerstone, Mr. Shane was employed by The Loewen Group, Inc., where he served as Senior Vice President of Finance for the Cemetery Division from March 1995 until January 1998. Prior to joining The Loewen Group, Mr. Shane served as Senior Vice President of Finance and Chief Financial Officer of Osiris Holding Corporation, which he founded with Mr. Miller, and of which he was a one-third owner. Prior to founding Osiris, Mr. Shane served as the Chief Financial Officer of Morlan International, Inc. Mr. Shane has been retained in this position due to his extensive experience in financial services and capital raising activities, his contacts within the death care and financial communities and his long tenure of service with us and our affiliates.

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

Peter Grunebaum has served on the Board of Directors of our general partner since December 2004. Mr. Grunebaum, currently an independent investment banker and corporate consultant, was the Managing Director of Fortrend International, an investment firm headquartered in New York, New York, a position he held from 1989 until the end of 2003. Mr. Grunebaum served on the board of directors and as a member of the Audit Committee of Lucas Energy, Inc., a crude oil and gas company, until February 28, 2013. Mr. Grunebaum has been retained as a member of the Board of Directors of our general partner due to his extensive audit background, his experience with raising capital and his service with other public companies.

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

Martin R. Lautman, Ph.D., has served on the Board of Directors of our general partner since our formation in April 2004 and as a director of Cornerstone since its formation in March 1999 through April 2004. Dr. Lautman is currently the Managing Director of Marketing Channels, Inc., a company that provides marketing and marketing research consulting services to the information industry and a partner in Musketeer Capital, an investor in early stage and small companies. Most recently, he served as the President and CEO of GfK Custom Research North America, a division of a public worldwide marketing services company headquartered in Nuremburg,

Germany. Prior to that he was the Senior Managing Director of ARBOR a U.S.-based marketing research agency, where he held several positions including Senior Managing Director since 1974. He has also served with Numex Corporation, a public machine-tool manufacturing company, as President from 1987 to 1990 and as a director from 1991 to 1997. From 1986 to 2000, Dr. Lautman served on the Board of Advisors of Bachow Inc., a private equity firm specializing in high-tech companies and software and is now active in venture capital serving as a venture partner in three early stage funds. Dr. Lautman is currently a board member for E.P. Henry, a hardscaping company, Phoenix International, a marketing research company and Surface Preparation Technologies, a road grooving company He is also the former Chairman of the Board of Penn Hillel. Dr. Lautman has lectured on marketing in The Cornell Hotel School and The Columbia University School of Business and currently lectures on marketing strategy, new products and advertising in the MBA program in The Wharton School of Business of the University of Pennsylvania. He is currently also teaching marketing strategy in The Smeal School of Business of The Pennsylvania School of Business. Dr. Lautman has been retained as a member of the Board of Directors of our general partner due to his involvement in numerous boards, his strategic planning experience and his capital raising background.

Fenton R. “Pete” Talbott has served on the Board of Directors of our general partner since our formation in April 2004 and had served as Chairman of the Board of Cornerstone since April 2000 through April 2004. Mr. Talbott served as the President of Talbott Advisors, Inc., a consulting firm, from January 2006 through January 2010. Mr. Talbott previously served as an operating affiliate of McCown De Leeuw & Co., LLC from November 1999 to December 2004. Additionally, he served as the Chairman of the Board of Telespectrum International, an international telemarketing and market-research company, from August 2000 to January 2001. Prior to 1999, Mr. Talbott held various executive positions with Comerica Bank, American Express Corporation, Bank of America, The First Boston Corp., CitiCorp., and other entities. He currently serves as a board member of the Preventative Medicine Research Institute, Kansas University Board of Trustees, Christus/St. Vincent Hospital Foundation, and Landmark Dividend, LLC. Mr. Talbott has been retained as a member of the Board of Directors of our general partner due to his extensive operational experience, his private consulting experience and his extensive professional contact base.

Howard L. Carver has served on the Board of Directors of our general partner since August 2005. Mr. Carver retired in June 2002 from Ernst & Young. During his 35-year career with the firm, Mr. Carver held a variety of positions in six U.S. offices, culminating with the position of managing partner responsible for the operation of the Hartford, Connecticut office. Since June 2002, Mr. Carver has served on the boards of directors of Assurant, Inc. (formerly Fortis, Inc.) and Phoenix National Trust Company (until its sale in April 2004) and was the chair of the Audit Committee for both boards. He currently serves as the Chair of Assurant’s Nominating and Corporate Governance Committee and is a member of its Audit Committee. Effective January 2012, Mr. Carver was appointed to the Audit Committee of Pinnacol Assurance, the workers compensation facility for the State of Colorado, and in January 2013 he was appointed to Pinnacol’s board by the Governor of Colorado and currently serves as the Vice Chair of the Board and Chair of Pinnacol’s Governance & Executive Committee. Mr. Carver has been retained as a member of the Board of Directors of our general partner due to his extensive financial and audit experience, and his risk management background.

Howard T. Slayen has served on the Board of Directors of our general partner since December 2013. Mr. Slayen has been an independent financial consultant since June 2001. From October 1999 to June 2001, Mr. Slayen served as Executive Vice President and Chief Financial Officer of Quaartz Inc., a web-hosted communications company. From 1971 to September 1999, Mr. Slayen held various positions with PricewaterhouseCoopers as a tax and financial advisory partner. Mr. Slayen currently serves as a director and member of the Audit Committee of Aehr Test Systems, a NASDAQ listed company that primarily designs, engineers and manufactures test and burn-in equipment used in the semiconductor industry. Mr. Slayen received a B.A. in Economics and Accounting from Claremont McKenna College and a J.D. from the University of California, Berkeley School of Law. Mr. Slayen has been elected as a member of the Board of Directors of our general partner due to his extensive financial and accounting experience, his general management experience and his experience on other boards of public companies.

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

David L. Meyers served as our Interim Chief Operating Officer from October 2013 through December 2013 and has since served as Chief Operating Officer. Mr. Meyers held a variety of positions with increasing responsibilities at Terminix International for more than 22 years, where he was most recently Division Vice President from July 2005 until November 2012. In his capacity as Division Vice President at Terminix International, Mr. Meyers managed the operations of multiple branch locations and regional management teams in the southeastern part of the United States. His responsibilities included developing the division’s organizational structure, designing process improvements and leveraging technology to monitor operational results, increase productivity and drive competitive strengths. Terminix International is a subsidiary of The ServiceMaster Company, a global company, with services including, among others, termite and pest control.

General Information

The GP LLC Agreement specifies that the directors of our general partner shall be elected by a plurality vote of the Class A units of our general partner, subject to the requirements described in footnote (1) to the table above. CFSI LLC holds all of the outstanding Class A units. CFSI LLC is controlled by the MDC IV Liquidating Trusts.

Mr. Hellman serves as the sole member of Gen4 Trust Advisor LLC, a Delaware limited liability company, which is a trust advisor to the MDC IV Liquidating Trusts, which together beneficially own 87.2% of CFSI LLC through their direct ownership of approximately 10.1% of the Class B units of CFSI LLC and indirectly through their ownership of approximately 90.8% of the membership interests in Cornerstone Family Services LLC, which owns 85% of the Class B units of CFSI LLC. CFSI LLC indirectly holds our general partner interest, which was 1.83% at December 31, 2013.

Board Meetings and Executive Sessions, Communications with Directors and Board Committees

From January 1, 2013 to December 31, 2013, the Board of Directors of our general partner held four meetings. All directors then in office attended all of these meetings, either in person or by teleconference.

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

We have standing Audit, Conflicts, Trust and Compliance, and Nominating, Compensation and Corporate Governance Committees of the Board of Directors of our general partner. The Board of Directors of our general partner appoints the members of such committees. The Audit Committee has a written charter approved by the board, which is posted on our website at www.stonemor.com under the “Investors” section. Information on our website does not constitute a part of this Annual Report on Form 10-K. The current members of the committees, the number of meetings held by each committee from January 1, 2013 to December 31, 2013, and a brief description of the functions performed by each committee are set forth below.

Audit Committee (7 meetings)

The members of the Audit Committee are Messrs. Freedman (Chairman), Grunebaum and Carver. Messrs. Freedman and Carver attended all seven meetings of the Audit Committee for the period noted. Mr. Grunebaum participated in six of the seven meetings. The primary responsibilities of the Audit Committee are to assist the Board of Directors of our general partner in its general oversight of our financial reporting, internal controls and audit functions, and it is directly responsible for the appointment, retention, compensation and oversight of the work of our independent auditors. Messrs. Freedman, Carver and Grunebaum each qualify as “independent” under applicable standards established by the SEC and NYSE for members of audit committees.

In addition, the Audit Committee includes two members who are determined by the Board of Directors of our general partner to have accounting or related financial management expertise and to meet the qualifications of an “audit committee financial expert” in accordance with NYSE listing standards and SEC rules, as applicable, Messrs. Freedman and Carver are the independent directors who have been determined to have accounting or related financial management expertise and to be audit committee financial experts. Unitholders should understand that this designation is a disclosure requirement of the SEC related to Messrs. Freedman and Carver’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose on Messrs. Freedman and Carver any duties, obligations or liability that are greater than are generally imposed on them as members of the Audit Committee and the Board of Directors of our general partner, and their designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or Board of Directors.

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

Trust and Compliance Committee (4 meetings)

The members of the Trust and Compliance Committee are Messrs. Talbott (Chairman), Freedman, Grunebaum, Shane and Carver. Mr. Shane was appointed to the Trust and Compliance Committee in November 2013. Funds that are held in merchandise trusts and perpetual care trusts are managed by third-party investment managers within specified investment guidelines adopted by the Trust and Compliance Committee of our board of directors and standards imposed by state law.

These investment managers are monitored by third-party investment advisors selected by our Trust and Compliance Committee who advise the Trust and Compliance Committee on the determination of asset allocations, evaluate the investment managers and provide detailed monthly reports on the performance of each merchandise and perpetual care trust. All members, who were then active members of the committee, attended all of the meetings noted above, either in person or by teleconference.

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

The Code of Ethical Conduct for Financial Managers, the Code of Business Conduct and Ethics for Directors, the Code of Ethics Policy, and the Corporate Governance Guidelines are publicly available on our website under the “Investors” section at www.stonemor.com. Information on our website does not constitute a part of this Annual Report on Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Our general partner’s directors, officers and beneficial owners of more than 10 percent of common units are required to file reports of ownership and reports of changes in ownership with the SEC. Directors, officers and beneficial owners of more than 10% of our common units are also required to furnish us with copies of all such reports that are filed. Based on our review of copies of such forms and amendments, we believe that all of our directors, executive officers and greater than 10% beneficial owners complied with all filing requirements under Section 16(a) of the Exchange Act during the year ended December 31, 2013.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Our Compensation Process

Our business is managed by the directors, officers and employees of StoneMor GP LLC, our general partner. We have no employees of our own. Accordingly, all decisions relating to compensation of the executive officers and directors of our general partner are made by the board of directors of our general partner, which we refer to as the board. The Nominating, Compensation and Corporate Governance Committee of the board, which we refer to as the compensation committee, is responsible for determining, or making recommendations to the board regarding the compensation of executive officers and outside directors and for overseeing all executive officer compensation programs, plans and policies, including those involving the issuance of equity securities.

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

Objectives and Overview of Our Compensation Programs

Our compensation programs are designed by the board and compensation committee to attract, motivate and retain high quality executive officers who will advance our overall business strategies and goals to create and return value to our unitholders. Our business goals are to increase our revenues, profits and cash distributions from existing operations, facilitate our growth through acquisitions, promote a cohesive team effort and provide a workplace environment that fosters compliance with the laws and regulations applicable to our business. We believe that an effective executive compensation program should maximize the value of our unitholders’ investment by aligning the interests of our executive officers with the interests of our unitholders. We also believe that such program should provide competitive total compensation at a reasonable cost.

Our compensation programs include short-term elements, such as annual base salaries and cash bonuses, as well as longer term elements such as equity based awards. Some of our executive officers may also receive health, disability and life insurance benefits and automobile allowances, and are entitled to defer a portion of their compensation pursuant to our 401(k) retirement plan. We do not match any contributions under that plan. We have no formula for allocating between long or short-term compensation, cash or non-cash compensation, or among different forms of non-cash compensation, all of which allocations are determined at the discretion of the compensation committee.

Role of the Board, the Compensation Committee and Management

The board appointed the compensation committee to assist the board in discharging its responsibilities relating to compensation matters, including compensation of directors and executive officers of our general partners. The compensation committee is responsible for reviewing, evaluating and approving agreements, plans, policies and programs utilized to compensate the officers, directors and employees of our general partner.

In 2013, the compensation committee engaged a compensation consultant to perform a market-based analysis of executive compensation of comparable companies. However, the compensation committee determined the compensation of our executive officers without the input of any compensation consultants. Compensation decisions for individual executive officers are the result of the subjective analysis of a number of factors, including the executive officer’s experience, skills and tenure with us as well as the input (except in case of the CEO’s compensation) of our Chief Executive Officer. In making individual compensation decisions, the compensation committee relies on the judgment and experience of its members as well as information that is reasonably available to committee members, including, but not limited to, comparable company data.

The compensation committee considers the amount of each executive officer’s current compensation as a base against which it determines as to whether increases are appropriate in order to provide continuing performance incentives. In addition, the compensation committee evaluates the compensation that would be appropriate to attract and retain executive officers in light of the competition. The compensation committee considers the impact of accounting and tax treatments to us and the recipients in determining executive officers’ compensation.

Elements of Our Executive Compensation Program

The following table sets forth the primary elements of our executive compensation program and the objective each element is designed to achieve.

Element	Characteristics	Purpose

Base Salary	Fixed annual cash compensation. Executive officers are eligible for periodic increases based on performance and such other factors as the compensation committee may determine.	Helps attract and retain executives with skills and experience necessary to execute our business strategy.

Bonuses	Annual cash incentives earned based on performance and such other factors as the compensation committee may determine.	Rewards executives for successful management of the business and achieving performance objectives.

Long-Term Equity Incentive Awards	Performance-related equity based grants motivating executives to consider our long-term objectives.	Aligns executive officers’ performance with unitholders’ interests and rewards executives for increasing unitholder value over the long-term.

Health, Welfare and Retirement Benefits	Health and disability insurance benefits are available to our executive officers and all other regular full-time employees. Executive officers as well as other full-time employees can defer a portion of their compensation pursuant to our 401(k) retirement plan.	Provides benefits to our executive officers and other employees to meet their health, wellness and retirement needs.

Perquisites	Represents an immaterial element of our executive compensation program.	Encourages long-term retention of executives

Agreements with Executive Officers

In 2013, our general partner entered into (i) an Employment Separation Agreement (the “Separation Agreement”) with Mr. Waimberg in connection with his resignation as Vice President — Finance and Corporate Development and Treasurer of our general partner, (ii) an Amended and Restated Employment Agreement (the “Employment Agreement”) with Mr. Miller, the Chief Executive Officer and President of our general partner, and (iii) a Letter Agreement with Mr. Meyers in connection with his appointment as Interim Chief Operating Officer of our general partner.

The terms of the foregoing agreements were determined by negotiation between the compensation committee or management in case of Messrs. Waimberg and Meyers, subject to the compensation committee’s approval, and each executive and reflect the compensation committee’s belief at the time such agreements were entered into that the amounts of payments and benefits provided by the agreements and the circumstances under which they would be paid or provided were reasonable. See “Agreements with Named Executive Officers” for additional information regarding the terms of these agreements.

Base Salary

Base salary is the guaranteed element of our executive officers’ compensation. The base salaries of Mr. Miller, the Chief Executive Officer of our general partner, Mr. Yost, the Chief Financial Officer of our general partner, and Mr. Meyers, the Chief Operating Officer of our general partner, described below reflect the subjective assessment of the compensation committee and the board, taking into consideration the experience of the executive, the competitive market for similarly skilled executives, the complexity of the executive’s job, our financial capabilities and business goals.

For 2013, Mr. Miller’s base salary was increased to $525,000 from $500,000. Mr. Miller’s base salary was subsequently increased to $528,000, pursuant to his Employment Agreement.

For 2013, Mr. Yost’s base salary was increased to $250,000 from $225,000.

Effective October 22, 2013, Mr. Meyers was appointed Interim Chief Operating Officer with an annual base salary of $300,000, which was comparative to the base salary of $315,000 of Michael Stache, our former Chief Operating Officer, who retired effective December 31, 2013.

Bonuses

Bonuses are designed to motivate our executives to achieve our short-term earnings growth and provide awards for successful management of the business. Bonuses and the identity of the recipients are determined at the discretion of the compensation committee, after considering the recommendations of our Chief Executive Officer related to other executive officers and employees. The Compensation Committee considers the following factors in determining the amount of discretionary bonus payable to an executive officer: our overall performance in light of economic conditions experienced during the fiscal year, the executive’s contribution to our annual and long term strategic objectives, and the quality of the executive’s work.

For 2013, the compensation committee awarded discretionary bonuses to certain key employees of our general partner. Messrs. Miller, Yost, Stache, and Waimberg were awarded $462,515, $189,332, $125,064, and $61,514, respectively.

Long- Term Equity Incentive Plan Awards

Awards under our long-term incentive plan are designed to motivate our executives to remain employed by us for a sufficient period of time to achieve our longer term business goals and increase unit-holder value. Unless otherwise specified in the award agreements or determined by the compensation committee, unvested awards under the long-term incentive plan are forfeited upon an executive’s termination of employment. Pursuant to certain key employee restricted phantom unit agreements and unit appreciation rights agreements with our executives, unvested awards under our long-term incentive plan are forfeited if employment terminates for any reason other than a change of control, death, permanent disability or retirement at age 65 or other age approved by the compensation committee. The grant of awards under our long-term incentive plan is made at the discretion of the board of directors or the compensation committee, as applicable, after considering recommendations of our Chief Executive Officer related to other executive officers and employees.

In connection with Mr. Stache’s retirement, the compensation committee approved his retirement age, and no forfeiture of his unit appreciation rights granted under the UAR Agreement applied in connection with his retirement effective December 31, 2013.

In 2013, 5,685 phantom units that were credited to Mr. Miller’s mandatory deferred compensation account, pursuant to his distribution equivalent rights under his executive restricted phantom unit agreements. Phantom units become payable, in cash or common units, at our election, upon the separation of the executive from service or upon the occurrence of certain other events specified in the applicable agreement.

In addition, on October 22, 2013, Mr. Meyers was granted 25,000 unit appreciation rights (“UARs”) in connection with his appointment as Interim Chief Operating Officer. UARs vest at a percentage rate equal to a fraction, the numerator of which is the number of calendar months of employment which have elapsed since October 22, 2013 and the denominator of which is 48. The UARs expire 5 years after the date of the grant.

For additional information on 2013 awards made to our executive officers, see Note 11 to consolidated financial statements included in this Annual Report on Form 10-K.

The board does not have a program, plan or practice to time grants of awards in coordination with release of material non-public information.

Severance Payments

The employment agreement for Mr. Miller, which was entered into in 2004 and amended and restated in July 2013, provides for severance payments in the amount of 2.5 times base salary in the event an executive’s employment is terminated by our general partner without cause or by the executive for good reason. In that circumstance, all of the executive’s unvested equity awards will vest and the executive will be entitled to the continuation of insurance benefits for an agreed period or a cash equivalent. We do not provide cash payments to executives that are triggered by a change of control of our company or our general partner, but upon such a change of control all of our executives’ unvested equity awards will vest. We believe that the foregoing arrangements are necessary to provide for personal financial security and encourage the continued attention and dedication of the management talent required to achieve our business goals.

Health and Welfare Benefits and Perquisites

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

COMPENSATION COMMITTEE REPORT

The Nominating, Compensation and Corporate Governance Committee of the board of directors of our general partner has reviewed and discussed with management the Compensation Discussion and Analysis for the year ended December 31, 2013. Based on such review and discussions, the Nominating, Compensation and Corporate Governance Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

This Compensation Committee Report shall not be deemed incorporated by reference in any document previously or subsequently filed with the SEC that incorporates by reference all or any portion of this Annual Report on Form 10-K, except to the extent that we specifically request that the report be incorporated by reference.

By the Nominating, Compensation and Corporate Governance Committee.

                Fenton R. Talbott, Chairman

                Robert B. Hellman, Jr.

                Martin R. Lautman

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation awarded to, earned by, or paid to our Chief Executive Officer, our Chief Financial Officer and our three other most highly compensated executive officers, referred to as named executive officers, for all services rendered in all capacities to us and our subsidiaries. Terms “Stock” and “Option” in the Summary Compensation Table and other tables included in this Item 11 refer to common units and unit appreciation rights, respectively, of StoneMor Partners L.P.

					Stock	Option	All Other
Name and		Salary		Bonus	Awards (1)	Awards (1)	Compensation (2)	Total
Principal Position	Year	($)		($)	($)	($)	($)	($)
Lawrence Miller	2013	$526,616	(3)	$462,515	$143,754	$—	$13,200	$1,146,085	(4)
Chief Executive Officer, President	2012	$500,000	(3)	$—	$1,102,388	$—	$16,475	$1,618,863	(4)
and Chairman of the Board	2011	$500,000	(3)	$—	$26,526	$—	$18,947	$545,473	(4)

Timothy K. Yost	2013	$250,000		$189,332	$—	$—	$—	$439,332	(4)
Chief Financial Officer and Secretary	2012	$212,500		$—	$—	$92,000	$—	$304,500	(4)

David L. Meyers (5)	2013	$56,538		$—	$—	$50,000	$20,548	$127,086	(4)
Chief Operating Officer

Michael L. Stache (5)	2013	$315,000	(3)	$125,064	$—	$—	$12,000	$452,064	(4)
Former Senior Vice President and	2012	$315,000	(3)	$—	$—	$—	$15,179	$330,179	(4)
Chief Operating Officer	2011	$315,000	(3)	$—	$—	$—	$17,803	$332,803	(4)

Paul Waimberg (6)	2013	$32,819		$61,514	$—	$—	$102,796	$197,129	(4)
Former Vice-President — Finance and	2012	$215,981		$—	$—	$92,000	$6,000	$313,981	(4)
Corporate Development, and Treasurer	2011	$187,000		$—	$—	$—	$6,000	$193,000	(4)

(1)	Represents the aggregate grant date fair value of awards made during the year in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 referred to as “ASC Topic 718” based on the assumptions set forth in Note 11 to the consolidated financial statements included in our Annual Report on Form 10-K. In 2013, Mr. Miller received 5,685.38 Restricted Phantom Units with an aggregate fair value of $143,754. Also, in 2013, Mr. Meyers received 25,000 Unit Appreciation Rights (UARs) with an aggregate fair value of $50,000. In 2012, Mr. Miller received 46,231.82 Restricted Phantom Units with an aggregate fair value of $1,102,388 Also, in 2012, Messrs. Yost and Waimberg each received 25,000 Unit Appreciation Rights (UARs) with an aggregate fair value of $92,000. In 2011, Mr. Miller received 955.27 Restricted Phantom Units with an aggregate fair value of $26,526.
(2)	Other compensation for 2013 includes auto allowances of $13,200 for Mr. Miller, $12,000 for Mr. Stache and $1,000 for Mr. Waimberg and a $12,500 hiring bonus to Mr. Meyers. The company also paid $8,048 in 2013 for relocation and temporary housing expenses for Mr. Meyers. In addition, Mr. Waimberg received $101,796 in severance payments in accordance with his severance agreement. Other compensation for 2012 includes an auto allowance of $13,200 for Mr. Miller, $12,000 for Mr. Stache, and $6,000 for Mr. Waimberg, and $3,275 in expenses related to the travel of the spouse of Mr. Miller, and $3,179 for the travel of the spouse of Mr. Stache. Other compensation for 2011 includes an auto allowance of $13,200 for Mr. Miller, $12,000 for Mr. Stache, and $6,000 for Mr. Waimberg and $5,747 in expenses related to the travel of the spouse of Mr. Miller, and $5,803 for the travel of the spouse of Mr. Stache on business trips.
(3)	Base salary is payable pursuant to the terms of an employment agreement (See “Agreements with Named Executive Officers”).
(4)	For information regarding cash distributions that may be received by our named executive officers by reasons of their ownership interests in our general partner or its affiliates see “Item 13. Certain Relationships and Related Transactions, and Director Independence”.
(5)	Effective October 22, 2013, as part of the planned management succession program, David L. Meyers was appointed Interim Chief Operating Officer of StoneMor GP LLC, the general partner of StoneMor Partners L.P. Mr. Meyers replaced Michael L. Stache as Chief Operating Officer effective December 31, 2013 when Mr. Stache retired from the position of Senior Vice President and Chief Operating Officer of StoneMor GP LLC.
(6)	Mr. Waimberg served as our Vice President — Finance and Corporate Development and Treasurer until February 28, 2013. He received certain compensation in the form of severance through August 30, 2013.

GRANTS OF PLAN-BASED AWARDS DURING THE YEAR ENDED DECEMBER 31, 2013

The following table sets forth information regarding grants of plan-based awards to our named executive officers during the year ended December 31, 2013.

		All Other Stock	All Other Option	Exercise or
		Awards: Number of	Awards: Number of	Base Price	Grant Date Fair
		Shares of Stock or	Securities Underlying	of Option	Value of Stock
		Units	Options	Awards	and Option
Name	Grant Date	(#)	(#)	($/Sh)	Awards (3)
Lawrence Miller	2/14/2013	1,337.16	—	—	$34,352	(1)
	5/15/2013	1,289.13	—	—	$35,438	(1)
	8/15/2013	1,575.72	—	—	$36,509	(1)
	11/15/2013	1,483.37	—	—	$37,455	(1)

David L. Meyers	10/22/2013	—	25,000	$25.61	$50,000	(2)

(1)	Under executive restricted phantom unit agreements entered into under our long-term incentive plan, Mr. Miller was credited with 5,685.38 phantom units during 2013 pursuant to his distribution equivalent rights.
(2)	Mr. Meyers was granted 25,000 UARs that vest ratably over a period of 48 months beginning on the grant date.
(3)	The fair value of awards to Mr. Miller was calculated based on the publically traded price of our common units on the day prior to the date the awards were granted. The fair value of award to Mr. Meyers was calculated using the Black-Scholes-Merton option pricing model. See Note 11 to consolidated financial statements included in this Annual Report on Form 10-K.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2013

The following table sets forth information with respect to outstanding equity awards at December 31, 2013 for our named executive officers.

	Option Awards				Stock Awards
	Number of	Number of				Market Value
	Securities	Securities				of Shares or
	Underlying	Underlying			Number of Shares	Units of
	Unexercised	Unexercised	Option		or Units of Stock	Stock
	Options (#)	Options (#)	Exercise Price	Option	That Have	That Have
Name	Exercisable (1)	Unexercisable (1)	($)	Expiration Date	Not Vested (#) (2)	Not Vested
Lawrence Miller	175,000	—	$18.80	12/16/2014	63,908	$1,630,932
Timothy K. Yost	25,000	—	$18.80	12/16/2014	—	$—
Timothy K. Yost	10,416	14,584	$24.36	4/2/2017	—	$—
David L. Meyers	1,041	23,959	$25.61	10/22/2018	—	$—
Michael L. Stache	3,125	—	$18.80	12/16/2014	—	$—

(1)	Pursuant to a unit appreciation rights agreement entered into under our long-term incentive plan on December 16, 2009, Messrs. Miller, Yost, and Stache, were each granted 175,000, 25,000, and 75,000 UARs, respectively. Pursuant to a unit appreciation rights agreement entered into under our long-term incentive plan on April 2, 2012, Mr. Yost was granted 25,000 UARs. Pursuant to a unit appreciation rights agreement entered into under our long-term incentive plan on October 22, 2013, Mr. Meyers was granted 25,000 UARs. The UARs entitle an executive to receive, in our whole common units or cash, at our election, the excess of the fair value of the common unit on the day prior to the exercise date over the applicable exercise price, which was the last trading price of a common unit immediately preceding the grant. The UARs vest ratably over a period of 48 months beginning on the grant date.
(2)	Pursuant to an executive restricted phantom unit agreement entered into under our long-term incentive plan, on December 16, 2009, Mr. Miller received 10,000 phantom units. In addition, on November 7, 2012, Mr. Miller was granted 45,000 restricted phantom units under our long-term incentive plan. During 2013 Mr. Miller was credited with 5,685 phantom units pursuant to his distribution equivalent rights pursuant to the foregoing agreements. The phantom units become payable, in cash or common units, at our election, upon the separation of the executive from service as an executive of our general partner or upon the occurrence of certain other events. The market value has been computed by multiplying the closing price of the common units on December 31, 2013 by the number of unvested units.

OPTION EXERCISES AND STOCK VESTED DURING YEAR ENDED DECEMBER 31, 2013

The following table provides information about the value realized by the named executive officers on the exercise of unit appreciation rights during the year ended December 31, 2013.

	Option Awards
	Number of Shares
	Acquired on	Value Realized
	Exercise	on Exercise
Name	(#) (1)	($) (1)
Michael L. Stache	19,215	$493,063
Paul Waimberg	1,287	$32,600
Paul Waimberg	1,306	$34,947
Paul Waimberg	698	$18,672
Paul Waimberg	95	$2,204

(1)	Mr. Stache exercised 71,875 UARs which had vested under our Long Term Incentive Plan. The UARs had an exercise price of $18.80 per unit and their exercise resulted in the issuance of 19,215 units based upon the difference between the fair value of our outstanding common units on the day prior to the exercise date of October 24, 2013 ($25.66) and the exercise price.

Mr. Waimberg had multiple exercises of UARs during the period. The UARs had varying exercise prices and resulted in the issuance of 3,386 units based upon the difference between the fair value of our outstanding common units on the various exercise dates and the exercise prices.

Agreements with Named Executive Officers

The following is a summary of certain material provisions of agreements between our general partner and Messrs. Miller, Meyers, Stache and Waimberg.

Lawrence Miller

On July 22, 2013, our general partner entered into the Employment Agreement with Mr. Miller, President and Chief Executive Officer, amending and restating his prior employment agreement effective as of September 20, 2004, as amended. The employment agreement has an initial term that expires three years, but is automatically extended for successive one-year terms, unless either party gives written notice of non-renewal ninety days prior to the end of the then term (the “Employment Period”).

During the Employment Period, Mr. Miller will receive an annual base salary of $528,000, subject to increase in the discretion of StoneMor GP’s Board of Directors or the Compensation Committee. In addition, Mr. Miller is eligible to receive an annual bonus award based upon satisfaction of objectives approved by the Board of Directors or the Compensation Committee. If no objectives are established, Mr. Miller may, at the discretion of StoneMor GP, receive a bonus of up to 50% of his base salary for meeting budgeted goals. Mr. Miller is also entitled to participate in other discretionary bonus or performance-based bonus programs for senior executives as well as equity incentive plans, as determined in the discretion of the Board or the Compensation Committee.

The Employment Agreement includes certain obligations of StoneMor GP upon the termination of Mr. Miller’s employment. In the event of Mr. Miller’s death, during the Employment Period, or “Disability,” as defined in the Employment Agreement, Mr. Miller, Mr. Miller’s estate, and/or beneficiaries, as applicable, are entitled to: (i) earned but unpaid base salary prior to the date of termination; (ii) payment for all accrued but unused vacation time prior to the date of termination; (iii) in the event of death, payment for any earned but deferred bonus for any year prior to the year of his death or, in the event of Disability, payment of any earned but unpaid bonus that was deferred or elected to be deferred by Mr. Miller or StoneMor GP; (iv) a pro rata portion of the bonus payable under any bonus program in effect for the year in which the termination occurs; (v) immediate vesting of and lapsing of restrictions on all unvested stock awards, if any, held as of the date of termination; (vi) continuation of personal or family medical benefits, as applicable, for two years; (vii) in the event of death, a payment of $4,875,000, or in the event of Disability, an amount equal to the product of Mr. Miller’s base salary, multiplied by a factor of 2.50; and (viii) such additional benefits provided for in the then existing plans, programs and/or arrangements of StoneMor GP. In order to partially fund the foregoing benefits in the event of Mr. Miller’s death, StoneMor GP has purchased life insurance coverage in the face amount of $5,000,000, payable to StoneMor GP, with premiums of approximately $44,635 per year for the term of the policy.

In the event Mr. Miller’s employment is terminated for “Cause,” as defined in the Employment Agreement, Mr. Miller is entitled to: (i) earned but unpaid base salary prior to the date of termination; (ii) payment for all accrued but unused vacation time prior to the date of termination; (iii) payment of any earned bonus that was deferred; and (iv) such additional benefits as may be provided by the then existing plans, programs and/or arrangements of StoneMor GP.

Mr. Miller’s employment may be terminated by StoneMor GP without Cause or Mr. Miller may terminate his employment for “Good Reason,” as defined in the Employment Agreement. In either event, Mr. Miller is entitled to: (i) earned but unpaid base salary prior to the date of termination; (ii) payment for all accrued but unused vacation time up to the date of termination; (iii) payment of any earned bonus that was deferred; (iv) any bonus payable pursuant to any bonus program, to the extent already earned but not paid in the year in which termination occurs; (v) an amount equal to Mr. Miller’s base salary, multiplied by a factor of 2.50; (vi) immediate vesting of and lapsing of restrictions on all unvested stock awards; (vii) continued participation in StoneMor GP’s medical, dental, hospitalization and life insurance plans, programs and/or arrangements in which he was participating on the date of the termination until the earlier of two years; the date he receives substantially equivalent coverage under the plans, programs and/or arrangements of a subsequent employer or the date on which such plans are terminated, provided, however that if such coverage not be allowed under StoneMor GP’s plans, Mr. Miller is entitled to a lump sum payment, less contributions, in an amount equal to the amount that StoneMor GP would have spent on Mr. Miller’s premiums for the same period; and (viii) such additional benefits provided under existing plans and programs of StoneMor GP (other than severance payments payable under any benefit plan).

During the Employment Period and for one year thereafter, Mr. Miller is generally prohibited from engaging in any business that competes with StoneMor GP in areas in which StoneMor GP conducts business during the Employment Period and as of the date of termination of Mr. Miller’s employment. During the Employment Period and for two years thereafter, Mr. Miller is generally prohibited from soliciting or inducing any of StoneMor GP’s employees to terminate their employment or accept employment with anyone else or interfere in a similar manner with the business of StoneMor GP. The non-competition period may terminate earlier if (i) Mr. Miller is terminated other than for Cause and (ii) such termination does not occur within thirty days of a “Change in Control,” as defined in the Employment Agreement. In addition, subject to limited exceptions, during the Employment Period and thereafter, Mr. Miller is obligated not to divulge, furnish or make available to any person confidential information with respect to the business or affairs of StoneMor GP.

David Meyers

In connection with his appointment as the Interim Chief Operating Officer, Mr. Meyers entered into a Letter Agreement with our general partner, which provides for Mr. Meyers to receive an annual base salary of $300,000 per year and a hiring bonus of $12,500. Pursuant to the Letter Agreement, Mr. Meyers is also eligible to receive a discretionary annual bonus of up to a maximum of 25% of his annual base salary. The sum of $75,000 is guaranteed as the minimum annual bonus for the calendar year ending December 31, 2014. Mr. Meyers will be provided with temporary housing for 120 days, and our general partner will cover the customary buyers’ closing costs (excluding down payment) for the purchase of a home by December 31, 2014. Our general partner will also reimburse Mr. Meyers’ relocation expenses, subject to Mr. Meyers’ obligation to pay back the reimbursed expenses if he terminates his employment within 12 months from the relocation date. Mr. Meyers also entered into a Confidentiality and Non-Compete Agreement with StoneMor GP, which contains customary non-solicitation, non-competition and confidentiality covenants.

Michael Stache

The employment agreement for Michael Stache is no longer effective due to his retirement effective December 31, 2013.

Paul Waimberg

On February 28, 2013, our general partner entered into the Separation Agreement with Mr. Waimberg in connection with Mr. Waimberg’s resignation as Vice President — Finance and Corporate Development and Treasurer of our general partner. Pursuant to the Separation Agreement, Mr. Waimberg received a severance package consisting of: (i) twenty-six weeks’ base salary paid over the period of March 1, 2013 to August 30, 2013; (ii) a contribution to Mr. Waimberg’s COBRA premium for the months of March 2013 through August 2013 on the same basis as StoneMor GP contributed to Mr. Waimberg’s employee health insurance premium prior to the resignation; and (iii) continued vesting of Mr. Waimberg’s unit appreciation rights during the period from March 1, 2013 to August 30, 2013 as approved by the compensation committee.

Potential Payments upon Termination or Change of Control

The following table describes the potential payments and benefits under the employment agreements and agreements relating to awards granted under our long-term incentive plan to which the named executive officers would be entitled upon termination of employment if our general partner terminated their employment without cause or if the executive terminates for good reason, assuming the termination took place on December 31, 2013. A change of control of our general partner or of us would not trigger change of control payments but would accelerate the vesting of the outstanding unvested awards granted under our long-term incentive plan.

Name	Cash Severance Payment ($) (1)	Continuation of Medical/Welfare Benefits (Present Value) ($) (2)	Acceleration and Continuation of Equity Awards ($) (3)	Total Termination Benefits ($)
Lawrence Miller	$1,320,000	$31,332	$1,630,932	$2,982,264
Timothy K. Yost	$—	$—	$16,917	$16,917
David L. Meyers	$—	$—	$—	$—

(1)	Mr. Miller is entitled to 2.5 times his base annual salary.
(2)	Mr. Miller is entitled to continued coverage under our medical, dental, hospitalization and life insurance programs for two years.
(3)	At December 31, 2013, Mr. Miller held 63,908 deferred executive phantom units. Mr. Yost held 14,584 unvested UARs for which the strike price was $24.36. Mr. Meyers held 23,959 unvested UARs for which the strike price was $25.61. The amount calculated hereunder is based upon the fair value of our outstanding common units at December 31, 2013 ($25.52). The fair value of Mr. Miller’s deferred executive phantom units is equal to the total units outstanding multiplied by the December 31, 2013 fair value of our common units. The value of UARs is equal to the total unvested UARs multiplied by the difference between the fair value of our common units at December 31, 2013 and the strike price ($24.36) for Mr. Yost. As the fair value is less than the strike price for Mr. Meyers, the accelerated value is $0.

DIRECTOR COMPENSATION

The following table sets forth compensation information for 2013 for each member of our general partner’s board of directors, except for the director who is also an executive officer of our general partner and does not receive additional compensation for serving on the board. See “Summary Compensation Table” for compensation disclosures related to Lawrence Miller, our Chief Executive Officer, President and Chairman of the Board.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (4) (5)	All Other Compensation ($)	Total ($)
William R. Shane (1)	$—	$32,648	$—	$32,648
Allen R. Freedman (2)	$52,875	$58,371	$—	$111,246
Peter K. Grunebaum (2) (3)	$52,125	$45,080	$—	$97,205
Robert B. Hellman, Jr. (2)	$38,125	$32,175	$—	$70,300
Martin R. Lautman, Ph.D. (2)	$38,125	$58,371	$—	$96,496
Fenton R. Talbott (2)	$51,125	$52,159	$—	$103,284
Howard L. Carver (2)	$42,875	$55,249	$—	$98,124
Howard T. Slayen (3)	$—	$—	$—	$—

(1)	In connection with his retirement from the position of Executive Vice President and Chief Financial Officer, Mr. Shane entered into an employment agreement with our general partner, pursuant to which he serves as an advisor available to management and Vice Chairman of the Board of Directors of our general partner until April 1, 2014. During 2013, Mr. Shane earned $440,000 in accordance with this agreement as well as other compensation consisting of an auto allowance of $13,200. The agreement provides for severance payments in the amount of the base salary and continued medical and welfare benefits for the remainder of the two-year employment period if the agreement is terminated without cause. The potential payments to which he would be entitled assuming the termination took place on December 31, 2013 would be $110,000 and $3,916 for his severance and continued medical benefits through April 1, 2014. Mr. Shane was not compensated as a director during 2013.
(2)	Each board member, excluding Messrs. Miller and Shane, receives an annual cash retainer of $30,000, which was increased from $22,500 during the second quarter of 2013, an annual retainer in deferred restricted phantom units of $12,500, and an additional $10,000 annual retainer which can be received in cash, deferred restricted phantom units or a combination of cash and deferred restricted phantom units at the board member’s election. All board members have elected to receive the additional $10,000 retainer in deferred phantom units except for Messrs. Grunebaum and Talbott. Mr. Grunebaum receives $10,000 in cash and Mr. Talbott receives $5,000 in cash and $5,000 in deferred phantom units. In addition to the retainers, the same board members receive a meeting fee of $2,000, which was increased from $1,000 during the second quarter of 2013, for each meeting of the board of directors attended in person and $750 for each committee meeting attended in person, a fee of $500 for participation in each telephone board call that is greater than one hour, but less than two hours, and $1,000 for participation in each telephone board call that is two hours or more. In addition, Mr. Freedman receives an annual retainer of $10,000 as the Chairman of the Audit Committee and Mr. Talbott receives annual retainers of $2,500 for serving as the Chairman for both our Nominating, Compensation and Corporate Governance Committee and our Trusts and Compliance Committee.
(3)	On November 27, 2013, the Board elected Howard T. Slayen to serve as a director of StoneMor GP effective December 1, 2013. On November 27, 2013, Peter K. Grunebaum, a director of StoneMor GP and a member of the Audit Committee, Conflicts Committee and Trusts and Compliance Committee (collectively, the “Committees”), notified the Board that he would retire as a director of StoneMor GP and a member of the Committees effective March 31, 2014. Mr. Slayen will become a member of the Committees following Mr. Grunebaum’s retirement on March 31, 2014. In connection with his election as a director of StoneMor GP, Mr. Slayen is entitled to receive standard director compensation available to other directors of StoneMor GP.
(4)	During 2013, each of Messrs. Freedman, Hellman, Lautman, and Carver were awarded 888.03 deferred restricted phantom units, Mr. Grunebaum was awarded 493.35 deferred restricted phantom units and Mr. Talbott was awarded 690.69 deferred restricted phantom units in payment of the portion of their annual retainer. The deferred restricted phantom units are credited to a mandatory deferred compensation account established for each such person. For each deferred restricted phantom unit in such account, we credit the account, solely in additional deferred restricted phantom units, an amount of distribution equivalent rights so as to provide the deferred restricted phantom unit holders means of participating on a one-for-one basis in distributions made to holders of our common units. In 2013, Mr. Shane was credited with an additional 1,291.20 deferred restricted phantom units, Messrs. Freedman and Lautman were each credited with an additional 1,419.23 deferred restricted phantom units, Mr. Grunebaum was credited with an additional 1,288.81 deferred restricted phantom units, Mr. Hellman was credited with an additional 383.17 deferred restricted phantom units, Mr. Talbott was credited with an additional 1,371.15 deferred restricted phantom units, and Mr. Carver was credited with an additional 1,295.76 deferred restricted phantom units pursuant to their distribution equivalent rights. In addition to these amounts, Messrs. Shane, Freedman, Grunebaum, Hellman, Lautman, Talbott, and Carver each own additional deferred restricted phantom units, in each case received in connection with their annual directors’ compensation for years prior to 2013.

Accordingly, at December 31, 2013, the aggregate number of awards outstanding for each of our non-employee directors was 14,514.12 for Mr. Shane, 16,516.00 for each of Messrs. Freedman and Lautman, 14,799.88 for Mr. Grunebaum, 4,869.96 for Mr. Hellman, 15,850.59 for Mr. Talbott, and 15,128.23 for Mr. Carver, Payments to participants of the participant’s mandatory deferred compensation account will be made on the earlier of (i) separation of the participant from service as a director, (ii) disability, (iii) unforeseeable emergency, (iv) death, or (v) change of control of our Company or our general partner Participants and will be paid at our election in our common units or cash. Each board member, excluding Mr. Slayen, also holds Unit Appreciation Rights, which were granted in 2009. Mr. Shane holds 175,000 Unit Appreciation Rights, while the remaining board members each hold 15,000.

(5)	See the table below:

This table presents the aggregate grant date fair value of awards made during the year in accordance with ASC Topic 718 based on the assumptions set forth in Note 11 to the consolidated financial statements included in our Annual Report on Form 10-K.

The grant date fair value of each grant awarded to each director of our general partner who was not also an Executive Officer of our general partner is as follows:

		Fair Value of Units Granted
Grant Date	Fair Value per Unit	William Shane	Allen Freedman	Peter Grunebaum	Robert Hellman	Martin Lautman	Fenton Talbott	Howard Carver	Howard Slayen
2/14/2013	$25.69	$7,802	$8,383	$7,681	$2,123	$8,383	$8,135	$7,637	$—
3/19/2013	$26.18	$—	$5,625	$3,125	$5,625	$5,625	$4,375	$5,625	$—
5/13/2013	$27.22	$—	$5,625	$3,125	$5,625	$5,625	$4,375	$5,625	$—
5/15/2013	$27.49	$8,048	$8,776	$7,994	$2,318	$8,776	$8,492	$8,006	$—
8/15/2013	$23.17	$8,292	$9,166	$8,305	$2,513	$9,166	$8,846	$8,373	$—
8/27/2013	$23.52	$—	$5,625	$3,125	$5,625	$5,625	$4,375	$5,625	$—
11/12/2013	$24.74	$—	$5,625	$3,125	$5,625	$5,625	$4,375	$5,625	$—
11/15/2013	$25.25	$8,506	$9,546	$8,600	$2,721	$9,546	$9,186	$8,733	$—

Total		$32,648	$58,371	$45,080	$32,175	$58,371	$52,159	$55,249	$—

The fair value per unit is based on the publically traded price of our units on the date immediately preceding the date of grant.

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

Unit Options and Unit Appreciation Rights

The long-term incentive plan permits the grant of options and unit appreciation rights (“UARs”) covering common units. A UAR entitles the grantee to a payment in cash or units, at the discretion of the compensation committee, equal to the appreciation of the unit price between the grant date and the exercise date. The compensation committee may make grants under the plan to employees, consultants and directors containing such terms, as the committee shall determine, including the grant of tandem distribution-equivalent rights. It is our intention not to issue Unit Options and UARs with an exercise price less than the fair market value of the units on the date of the grant. In general, unit options and UARs granted will become exercisable over a period determined by the compensation committee and, in the compensation committee’s discretion, may provide for accelerated vesting upon the achievement of specified performance objectives. In addition, unless otherwise provided in an award agreement, the unit options and UARs will become exercisable upon a change in control of us or our general partner. Unless otherwise provided in an award agreement, unit options and UARs may be exercised only by the participant during his lifetime or by the person to whom the participant’s right will pass by will or the laws of descent and distribution.

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

Risk Assessment in Compensation Policies and Practices for Employees

The compensation committee reviewed the elements of our compensation policies and practices for all employees, including executive officers, in order to evaluate whether risks that may arise from such compensation policies and practices are reasonably likely to have a material adverse effect on our company. The compensation committee concluded that the following features of our compensation programs guard against excessive risk-taking:

•	compensation programs provide a balanced mix of short-term and long-term incentives in the form of cash and equity compensation;

•	base salaries are consistent with employees’ duties and responsibilities;

•	corporate performance goals are appropriately set to avoid targets that, if not achieved, result in a large percentage loss of compensation; and

•	cash incentive awards are capped by the compensation committee.

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

Compensation Committee Interlocks and Insider Participation

None of the persons who served as members of the Nominating, Compensation and Corporate Governance Committee (Fenton R. Talbott, Robert B. Hellman, Jr. or Martin R. Lautman) in 2013 has ever been an officer or other employee of our company, or has any relationship requiring disclosure under Item 404 of Regulation S-K other than as described in “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Additionally, there were no compensation committee “interlocks” during 2013, which generally means that none of executive officers of our general partner served as a director or member of the compensation committee of another entity, one of whose executive officers served as a director or member of the Nominating, Compensation and Corporate Governance Committee of the board of directors of our general partner.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, the beneficial ownership of the common units of StoneMor as of March 1, 2014 held by beneficial owners of 5% or more of the units, if any, by directors and named executive officers of our general partner and by all directors and executive officers of our general partner as a group. Unless otherwise indicated, the address for each unitholder is c/o StoneMor Partners L.P., 311 Veterans Highway, Suite B, Levittown, PA 19056. Unless otherwise indicated, the beneficial owner named in the table is deemed to have sole voting and sole dispositive power of the units set forth opposite such beneficial owner’s name.

Title of Class	Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class
Common units	Lawrence Miller (1)	184,050	*
Common units	Timothy K. Yost	8,567	*
Common units	David L. Meyers	—	*
Common units	William R. Shane (2)	149,700	*
Common units	Allen R. Freedman (3)	42,432	*
Common units	Peter K. Grunebaum	3,550	*
Common units	Robert B. Hellman, Jr.	10,617	*
Common units	Martin R. Lautman, Ph.D.	124,839	*
Common units	Fenton R. Talbott (4)	39,535	*
Common units	Howard L. Carver	8,060	*
Common units	Howard T. Slayen	—	*

All directors and executive officers as a group (11 persons)		542,850	2.3%

*	Less than one percent
(1)	Includes 64,167 common units held by LDLM Associates, LP, and 28,500 common units held by Osiris Investments, LP. Mr. Miller is the grantor and trustee of the Miller Revocable Trust, which is the general partner of LDLM Associates, LP. Mr. Miller is also a limited partner of LDLM Associates, LP, holding 98% of its limited partner interests. Mr. Miller and Mr. Shane are each 50% members of Osiris Investments LLC, which is the general partner of Osiris Investments LP. Mr. Miller therefore may be deemed to beneficially own all of the units beneficially owned by LDLM Associates, LP and Osiris Investments, LP. Pursuant to an agreement between Mr. Miller and Bank of America, N.A., as lender (the “Lender”), Mr. Miller pledged 151,200 common units as security for a loan the Lender made to Mr. Miller (the “Miller Pledge Agreement”). In the absence of a default, the Miller Pledge Agreement does not grant to the Lender the power to dispose or direct the disposition of the pledged securities.
(2)	Includes 64,167 common units held by Ten Twenty, LP and 28,500 common units held by Osiris Investments, LP. Mr. Shane is the general partner of Ten Twenty LP. Mr. Miller and Mr. Shane are each 50% members of Osiris Investments LLC, which is the general partner of Osiris Investments LP. Mr. Shane therefore may be deemed to beneficially own all of the units beneficially owned by Ten Twenty LP and Osiris Investments, LP. Pursuant to an agreement between Ten Twenty, LP and the Lender, Ten Twenty, LP pledged 32,196 common units as a security for a loan the Lender made to Ten Twenty, LP (the “Ten Twenty Pledge Agreement”). In the absence of a default, the Ten Twenty Pledge Agreement does not grant to the Lender the power to dispose or direct the disposition of the pledged securities.
(3)	Includes 21,798 common units held by Mr. Freedman’s spouse and over which Mr. Freedman may be deemed to have beneficial ownership.
(4)	Mr. Talbott pledged 35,766 common units as security for his margin and asset managed accounts with Wells Fargo Advisors, LLC and Wells Fargo Bank, N.A, respectively.

Equity Compensation Plan Information

The following table details information regarding our equity compensation plan as of December 31, 2013:

(c)
Number of securities
	(a)	(b)	remaining available for
	Number of securities	Weighted average	future issuance under
	to be issued upon	exercise price of	equity compensation
	exercise of outstanding	outstanding options,	plans (excluding securities
	options, warrants and rights	warrants and rights	reflected in column (a))
Plan Category
Equity compensation plans approved by security holders (1)	313,592	$15.99	360,742
Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	313,592	$15.99	360,742

(1)	Includes 162,103 in restricted phantom units and 151,489 units that would be issued upon exercise of UARs based upon the strike price of the UAR and the fair value of our common units at December 31, 2013. Column (a) does not include the anti-dilutive effects of 52,500 UARs that have an exercise price greater than the fair value of our common units at December 31, 2013.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Independence of Directors

Even though most companies listed on the NYSE are required to have a majority of independent directors serving on the board of directors of the listed company, the NYSE does not require a listed limited partnership like us to have a majority of independent directors on the board of directors of its general partner. The board of directors has determined that Allen Freedman, Howard Carver, Martin Lautman, Robert Hellman, Fenton Talbott, Howard Slayen, and Peter Grunebaum qualify as “independent” directors in accordance with the applicable requirements of the NYSE and rules promulgated under the Exchange Act.

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

Distributions of available cash to our general partner and its affiliates	We have generally made cash distributions of approximately 98% to the unitholders, including our general partner, in respect of the common units that it owns, and approximately 2% to our general partner. As of December 31, 2013 our general partner’s ownership percentage was 1.83%. If distributions exceed target distribution levels, our general partner will be entitled to increasing percentages of the distributions, up to approximately 48% plus its general partner’s ownership percentage of the distributions above the highest level.

Payments to our general partner and its affiliates	Our general partner and its affiliates do not receive any management fee or other compensation for the management of our business and affairs, but they are reimbursed for all expenses that they incur on our behalf, including general and

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

Ownership Interests in our General Partner

Our general partner owns our general partner interest and our incentive distribution rights. The following table shows the owners of our general partner:

	Ownership of Outstanding		Ownership of Outstanding
	Class A Units of		Class B Units of
Name	StoneMor GP LLC		StoneMor GP LLC (1)
CFSI LLC	100	%(2)
Lawrence Miller	—		30%
William R. Shane	—		30%
Michael Stache	—		20%

(1)	The remaining 20% of the Class B units are owned by a former executive of the Company.
(2)	In connection with the conversion of Cornerstone into CFSI LLC, all of the outstanding shares of Cornerstone common stock were converted into Class B units of CFSI LLC, and all of the outstanding shares of Cornerstone preferred stock were converted into Class A units of CFSI LLC (since redeemed). CFSI LLC is owned directly by Cornerstone Family Services LLC (85% of the Class B units), the MDC IV Liquidating Trusts (approximately 10.1% of the Class B units), Messrs. Miller and Shane (each of whom owns, along with family partnerships, approximately 1.2% of the Class B units), and other individuals, including the following directors and executive officers of our general partner, each of whom owns less than 1% of the Class B units: M. Stache, Waimberg, Talbott, Lautman and Freedman.

Cornerstone Family Services LLC is, in turn, owned directly by the MDC IV Liquidating Trusts (approximately 89.8% membership interest), institutional investors (approximately 5.3% aggregate membership interest) and other individuals, including the following directors of our general partner: Messrs. Miller, Shane and Lautman. Each of Messrs. Shane and Miller owns an approximately 1.6% membership interest in Cornerstone Family Services LLC through family partnerships and Mr. Lautman owns less than approximately a 1% membership interest in Cornerstone Family Services LLC. As a result of their ownership interests in CFSI LLC and Cornerstone Family Services LLC, each of these directors of our general partner holds an indirect interest in the Class A units of our general partner, which are described below.

The membership interests in our general partner are represented by two classes of units, the Class A units and the Class B units. Each of Messrs. Miller and Shane owns 24 Class B units, or 30% of the 80 outstanding Class B units and Mr. Stache owns 16 Class B units or 20% of the 80 outstanding Class B units. The compensation committee of our general partner may issue up to 20 additional Class B units to other executive officers of our general partner without the consent of Mr. Miller or Mr. Shane. At such time that 100 or more Class B units are issued and outstanding, and only one of Messrs. Miller and Shane is both an executive officer of our general partner and a holder of Class B units, then only that one must consent to such additional issuances. If at that time neither of Messrs. Miller and Shane is both an executive officer of our general partner and a holder of Class B units, then holders of a majority of outstanding Class B units must consent to such additional issuances. Additional issuances of Class B units will dilute all outstanding Class B units on a pro rata basis.

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

CFSI LLC had agreed to indemnify us for all federal, state and local income tax liabilities attributable to the operation of the assets contributed by CFSI LLC to us prior to the 2004 closing of the public offering. CFSI LLC had also agreed to indemnify us against additional income tax liabilities, if any, that arise from the consummation of the 2004 transactions related to our formation in excess of those believed to result at the time of the 2004 closing of our initial public offering. We had estimated that $600,000 of state income taxes and no federal income taxes would be due as a result of these formation transactions. CFSI LLC had also agreed to indemnify us against the increase in income tax liabilities of our corporate subsidiaries resulting from any reduction or elimination of our net operating losses to the extent those net operating losses are used to offset any income tax gain or income resulting from the prior operation of the assets of CFSI LLC contributed to us in 2004, or from our formation transactions in excess of such gain or income believed to result at the time of the 2004 closing of the initial public offering. Until all of its indemnification obligations under the omnibus agreement had been satisfied in full, CFSI LLC was subject to limitations on its ability to dispose of or encumber its interest in our general partner or the common units held by it (except upon a redemption of common units by the partnership upon any exercise of the underwriters’ over-allotment option) and would also be prohibited from incurring any indebtedness or other liability. An amendment to the omnibus agreement dated January 24, 2011 was entered into by all parties to the omnibus agreement (and after due consideration approved by our Conflicts Committee, which retained independent counsel; the committee was chaired by Mr. Carver). An accompanying certification by our general partner established that as of the date of the amendment, CFSI LLC’s indemnification obligations under the omnibus agreement were discharged and CFSI LLC was no longer subject to the limitations and prohibition described above in this paragraph. Those indemnification obligations pertain to the taxable year 2004 of CFSI LLC. To our knowledge, there has been no inquiry from or instigation of proceedings by any taxing authority which could reasonably be expected to require indemnification under the omnibus agreement. We believe the expiration has occurred of all applicable statutes of limitations (including any extensions thereof) relating to the filing of all tax returns which could reasonably be expected to require indemnification under the omnibus agreement, except if there were certain omissions of gross income of more than 25% or fraud. Our general partner has certified to its knowledge there was no such omission or fraud. CFSI LLC is also subject to certain limitations on its ability to transfer its interest in our general partner or the common units held by it if the effect of the proposed transfer would trigger an “ownership change” under the Internal Revenue Code that would limit our ability to use our federal net operating loss carryovers. Please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Income Taxes.”

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

The following table sets forth the aggregate fees paid or accrued for professional services rendered by Deloitte & Touche LLP for the audit of our annual financial statements for fiscal years 2013 and 2012 and the aggregate fees paid or accrued for audit-related services and all other services rendered by Deloitte & Touche LLP for fiscal years 2013 and 2012.

	Year ended December 31,
	2013	2012
Audit fees	$2,257,724	$1,018,945
Audit-related fees	306,263	143,683
Tax fees	1,099,334	964,344

	$3,663,321	$2,126,972

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

The category of “Audit-related fees” includes fees for services related to employee benefit plan audits, internal control reviews and accounting consultation.

The category of “Tax fees” includes fees for the consultation and preparation of federal, state, and local tax returns.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statement of Operations for the years ended December 31, 2013, 2012 and 2011

Consolidated Statement of Partners’ Capital for the years ended December 31, 2013, 2012 and 2011

Consolidated Statement of Cash Flows for the years ended December 31, 2013, 2012, and 2011

Notes to the Consolidated Financial Statements

(c)	Exhibits

Exhibit Number	Description

3.1*	Certificate of Limited Partnership of StoneMor Partners L.P. (incorporated by reference to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 9, 2004 (Exhibit 3.1)).

3.2*	Second Amended and Restated Agreement of Limited Partnership of StoneMor Partners L.P. dated as of September 9, 2008 (incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed on September 15, 2008).

4.1.1*	Indenture, dated as of November 24, 2009, by and among StoneMor Partners L.P., StoneMor Operating LLC, Cornerstone Family Services of West Virginia Subsidiary, Inc., Osiris Holding of Maryland Subsidiary, Inc., the guarantors named therein and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

4.1.2*	Form of 10.25% Senior Note due 2017 (incorporated by reference to Exhibit 4.2 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

4.1.3*	Registration Rights Agreement, dated as of November 24, 2009, by and among StoneMor Partners L.P., StoneMor Operating LLC, Cornerstone Family Services of West Virginia Subsidiary, Inc., Osiris Holding of Maryland Subsidiary, Inc., the Initial Guarantors party thereto and Banc of America Securities LLC (incorporated by reference to Exhibit 4.3 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

4.1.4*	Seventh Supplemental Indenture, dated as of May 24, 2013, by and among StoneMor Partners L.P., StoneMor Operating LLC, Cornerstone Family Services of West Virginia Subsidiary, Inc., Osiris Holding of Maryland Subsidiary, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee to Indenture, dated as of November 24, 2009 (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed on May 28, 2013).

4.2.1*	Indenture, dated as of May 28, 2013, by and among StoneMor Partners L.P., Cornerstone Family Services of West Virginia Subsidiary, Inc, the guarantors named therein and Wilmington Trust, National Association, including Form of 7 7/8% Senior Note due 2021 (incorporated by reference to Exhibit 4.2 of Registrant’s Current Report on Form 8-K filed on May 28, 2013).

4.2.2*	Registration Rights Agreement, dated as of May 28, 2013, by and among StoneMor Partners L.P., Cornerstone Family Services of West Virginia Subsidiary, Inc., the Initial Guarantors party thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the initial purchasers listed on Schedule A to the Purchase Agreement (incorporated by reference to Exhibit 4.4 of Registrant’s Current Report on Form 8-K filed on May 28, 2013).

10.1.1*	Amended and Restated Credit Agreement, dated August 15, 2007, among StoneMor Operating LLC, as a Borrower, various subsidiaries thereof, as additional Borrowers, StoneMor Partners L.P. and StoneMor GP LLC, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other Lenders Party Hereto, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on August 21, 2007).

10.1.2*	First Amendment to Amended and Restated Credit Agreement, dated November 2, 2007, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, various subsidiaries thereof, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1.11 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.1.3*	Joinder to Amended and Restated Credit Agreement and Credit Documents, dated December 21, 2007 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on December 28, 2007).

10.1.4*	Commitment Letter, effective as of February 25, 2009, by and among Bank of America, N.A., Bank of America Securities, LLC and StoneMor Operating LLC (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed March 2, 2009).

10.1.5*	Second Amendment to Amended and Restated Credit Agreement, dated April 30, 2009, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Operating LLC, the Lenders and Bank of America, N.A.( incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 6, 2009).

10.1.6*	Third Amendment to Amended and Restated Credit Agreement, dated July 6, 2009, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Operating LLC, the Lenders and Bank of America, N.A. (incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

10.1.7*	Fourth Amendment to Amended and Restated Credit Agreement, dated November 24, 2009, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Operating LLC, the Lenders and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

10.1.8*	Fifth Amendment to Amended and Restated Credit Agreement, dated January 15, 2010, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Operating LLC, the Lenders and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on January 21, 2010).

10.1.9*	Sixth Amendment to Amended and Restated Credit Agreement, dated May 4, 2010, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Operating LLC, the Lenders and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 7, 2010).

10.1.10*	Seventh Amendment to Amended and Restated Credit Agreement, dated September 22, 2010, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Operating LLC, the Lenders and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on September 27, 2010).

10.1.11*	Eighth Amendment to Amended and Restated Credit Agreement, dated January 28, 2011, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Operating LLC, the Lenders and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on February 3, 2011).

10.1.12*	Second Amended and Restated Credit Agreement, dated April 29, 2011, among StoneMor Operating LLC, each of its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 5, 2011).

10.1.13*	First Amendment to Second Amended and Restated Credit Agreement, dated August 4, 2011, among StoneMor Operating LLC, each of its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2011).

10.1.14*	Second Amendment to Second Amended and Restated Credit Agreement, dated October 28, 2011, among StoneMor Operating LLC, each of its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 3, 2011).

10.1.15*	Third Amended and Restated Credit Agreement, dated January 19, 2012, among StoneMor Operating LLC, each of its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on January 24, 2012).

10.1.16*	First Amendment to Third Amended and Restated Credit Agreement, dated February 19, 2013, by and among StoneMor Operating LLC, each of its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on February 22, 2013).

10.1.17*	Second Amendment to Third Amended and Restated Credit Agreement, as amended, dated May 8, 2013, by and among StoneMor Operating LLC, each of its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 13, 2013).

10.1.18*	Third Amendment to Third Amended and Restated Credit Agreement and Security Documents, dated June 18, 2013, by and among StoneMor Operating LLC, its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on June 21, 2013).

10.2*	Confirmation and Amendment Agreement, dated January 19, 2012, among StoneMor Operating LLC, each of its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P. and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on January 24, 2012).

10.3*	Amended and Restated Security Agreement, dated April 29, 2011, among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, the Subsidiary Debtors listed therein and Bank of America, N.A. as Collateral Agent (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on May 5, 2011).

10.4*	Amended and Restated Pledge Agreement, dated April 29, 2011, among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, the Subsidiary Pledgors listed therein and Bank of America, N.A. as administrative and collateral agent (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on May 5, 2011).

10.5*	Purchase Agreement, dated November 18, 2009, by and among StoneMor Partners L.P., StoneMor Operating LLC, Cornerstone Family Services of West Virginia Subsidiary, Inc., Osiris Holding of Maryland Subsidiary, Inc., the guarantors named therein and Banc of America Securities LLC, acting on behalf of itself and as the representative for the purchasers named therein (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

10.6*	Purchase Agreement, dated May 16, 2013, by and among StoneMor Partners L.P., Cornerstone Family Services of West Virginia Subsidiary, Inc., the subsidiary guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, acting on behalf of itself and as the representative for the initial purchasers named therein (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 17, 2013).

10.7.1*†	StoneMor Partners L.P. Long-Term Incentive Plan, as amended April 19, 2010 (incorporated by reference to Appendix A to Registrant’s Definitive Proxy Statement filed on June 4, 2010).

10.7.2*†	Form of the Director Restricted Phantom Unit Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated November 8, 2006 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 15, 2006).

10.7.3*†	Form of the Key Employee Restricted Phantom Unit Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated November 8, 2006 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on November 15, 2006).

10.7.4*†	Form of the Unit Appreciation Rights Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated as of November 27, 2006 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on December 1, 2006).

10.7.5*†	Director Restricted Phantom Unit Agreement by and between StoneMor GP LLC and Robert Hellman dated June 23, 2009 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on June 23, 2009).

10.7.6*†	Form of the Unit Appreciation Rights Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated as of December 16, 2009 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on December 22, 2009).

10.7.7*†	Form of the Executive Restricted Phantom Unit Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated as of December 16, 2009 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on December 22, 2009).

10.7.8*†	Director Unit Appreciation Rights Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2.8 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.7.9*†	Form of the Unit Appreciation Rights Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated as of April 2, 2012 (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2012).

10.7.10*†	Executive Restricted Phantom Unit Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated as of November 7, 2012 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 13, 2012).

10.7.11†	Unit Appreciation Rights Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated as of October 22, 2013.

10.8.1*†	Employment Agreement by and between StoneMor GP LLC and Lawrence Miller, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.8.2*†	Addendum to Employment Agreement between StoneMor GP LLC and Lawrence Miller, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 19, 2007).

10.8.3*†	Amended and Restated Employment Agreement, executed July 22, 2013 and retroactive to January 1, 2013, by and between StoneMor GP, LLC and Lawrence Miller (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on July 26, 2013).

10.9.1*†	Employment Agreement by and between StoneMor GP LLC and William R. Shane, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.5 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.9.2*†	Addendum to Employment Agreement between StoneMor GP LLC and William R. Shane, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on November 19, 2007).

10.9.3*†	Employment Agreement, effective April 1, 2012, by and between StoneMor GP LLC and William Shane (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 2, 2012).

10.10.1*†	Employment Agreement by and between StoneMor GP LLC and Michael L. Stache, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.7 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.10.2*†	Addendum to Employment Agreement between StoneMor GP LLC and Michael L. Stache, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on November 19, 2007).

10.11*†	Employment Separation Agreement, executed on February 28, 2013, by and between StoneMor GP LLC and Paul Waimberg (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 1, 2013).

10.13.1†	Letter Agreement by and between David Meyers and StoneMor GP LLC.

10.13.2†	Confidentiality and Non-Compete Agreement by and between David Meyers and StoneMor GP LLC.

10.13.3†	Payback Agreement by and between David Meyers and StoneMor GP LLC.

10.14.1*†	Form of Indemnification Agreement by and between StoneMor GP LLC and Lawrence Miller, Robert B. Hellman, Jr., Fenton R. Talbott, Jeffery A. Zawadsky, Martin R. Lautman, Timothy K. Yost , Allen R. Freedman, effective September 20, 2004 (incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.14.2*†	Form of Indemnification Agreement by and between StoneMor GP LLC and Howard Carver and Peter Grunebaum, effective February 16, 2007 (incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.15*	Asset Purchase and Sale Agreement, dated December 4, 2007, by and among StoneMor Operating LLC, joined by its direct and indirect subsidiary entities listed in Exhibit A to the Asset Purchase and Sale Agreement and by Cemetery Management Services of Ohio, L.L.C., and SCI Funeral Services, Inc., joined by its direct and indirect subsidiary entities listed in Exhibit B to the Asset Purchase and Sale Agreement, as well as by SCI Ohio Funeral Services, Inc., and Alderwoods (Ohio) Cemetery Management, Inc. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on December 7, 2007).

10.16*	Transition Agreement, dated December 7, 2007, by and among StoneMor Operating LLC, joined by those of its direct and indirect subsidiary entities which are parties to the Purchase Agreement, as defined therein, and SCI Funeral Services, Inc., joined by those of its direct and indirect subsidiary entities which are parties to the Purchase Agreement (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on December 7, 2007).

10.17.1*	Amended and Restated Purchase Agreement by and among StoneMor Operating LLC, StoneMor Indiana LLC, StoneMor Indiana Subsidiary LLC, Ohio Cemetery Holdings, Inc., Ansure Mortuaries of Indiana, LLC, Memory Gardens Management Corporation, Forest Lawn Funeral Home Properties, LLC, Gardens of Memory Cemetery LLC, Gill Funeral Home, LLC, Garden View Funeral Home, LLC, Royal Oak Memorial Gardens of Ohio Ltd., Heritage Hills Memory Gardens of Ohio Ltd., Robert E. Nelms and Lynnette Gray, as receiver, dated April 2, 2010 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 5, 2010).

10.17.2*	Amendment No. 1 to Amended and Restated Purchase Agreement by and among StoneMor Operating LLC, StoneMor Indiana LLC, StoneMor Indiana Subsidiary LLC, Ohio Cemetery Holdings, Inc., Ansure Mortuaries of Indiana, LLC, Memory Gardens Management Corporation, Forest Lawn Funeral Home Properties, LLC, Gardens of Memory Cemetery LLC, Gill Funeral Home, LLC, Garden View Funeral Home, LLC, Royal Oak Memorial Gardens of Ohio Ltd., Heritage Hills Memory Gardens of Ohio Ltd., Robert E. Nelms, Robert Nelms, LLC and Lynnette Gray, as receiver, dated June 21, 2010 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on June 25, 2010).

10.18*	Settlement Agreement by and among StoneMor Indiana LLC, StoneMor Operating LLC, StoneMor Partners L.P., Chapel Hill Associates, Inc., Chapel Hill Funeral Home, Inc., Covington Memorial Funeral Home, Inc., Covington Memorial Gardens, Inc., Forest Lawn Memorial Chapel Inc., Forest Lawn Memory Gardens Inc., Fred W. Meyer, Jr. by James R. Meyer as Special Administrator to the Estate of Fred W. Meyer, Jr., James R. Meyer, Thomas E. Meyer, Nancy Cade, and F.T.J. Meyer Associates, LLC dated June 21, 2010 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on June 25, 2010).

10.19.1*	Omnibus Agreement by and among McCown De Leeuw & Co. IV, L.P., McCown De Leeuw & Co. IV Associates, L.P., MDC Management Company IV, LLC, Delta Fund LLC, Cornerstone Family Services LLC, CFSI LLC, StoneMor Partners L.P., StoneMor GP LLC, StoneMor Operating LLC, dated as of September 20, 2004 (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.19.2*	Amendment No. 1 to Omnibus Agreement entered into on, and effective as of, January 24, 2011 by and among MDC IV Trust U/T/A November 30, 2010, MDC IV Associates Trust U/T/A November 30, 2010, Delta Trust U/T/A November 30, 2010 (successors respectively to McCown De Leeuw & Co. IV, L.P., a California limited partnership, McCown De Leeuw IV Associates, L.P., a California limited partnership, Delta Fund LLC, a California limited liability company, and MDC Management Company IV, LLC, a California limited liability company), Cornerstone Family Services LLC, a Delaware limited liability company, CFSI LLC, a Delaware limited liability company, StoneMor Partners L.P., a Delaware limited partnership, StoneMor GP LLC, a Delaware limited liability company, for itself and on behalf of the Partnership in its capacity as general partner of the Partnership, and StoneMor Operating LLC, a Delaware limited liability company (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on January 28, 2011).

10.20*	Contribution, Conveyance and Assumption Agreement by and among StoneMor Partners L.P., StoneMor GP LLC, CFSI LLC, StoneMor Operating LLC, dated as of September 20, 2004 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.22*	Lease Agreement, dated as of September 26, 2013, by and among StoneMor Operating, LLC, StoneMor Pennsylvania LLC and StoneMor Pennsylvania Subsidiary LLC, the Archdiocese of Philadelphia, and StoneMor Partners L.P., solely in its capacity as guarantor (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 2, 2013).

21.1	Subsidiaries of Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer President and Chairman of the Board of Directors.

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of Timothy K. Yost, Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith).

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Timothy K. Yost, Chief Financial Officer (furnished herewith).

99.1*	Amended and Restated Limited Liability Company Agreement of StoneMor GP LLC, dated as of September 20, 2004 (incorporated by reference to Exhibit 99.1 of Registrant’s Current Report on Form 8-K filed on September 19, 2007).

99.2*	First Amendment to the Amended and Restated Limited Liability Company Agreement of StoneMor GP LLC, dated as of September 14, 2007 (incorporated by reference to Exhibit 99.2 of Registrant’s Current Report on Form 8-K filed on September 19, 2007).

99.3*	Second Amendment to the Amended and Restated Limited Liability Company Agreement of StoneMor GP LLC, dated as of December 18, 2007 (incorporated by reference to Exhibit 99.2 of Registrant’s Current Report on Form 8-K filed on December 28, 2007).

101	Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012; (ii) Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011; (iii) Consolidated Statement of Partners’ Capital; (iv) Consolidated Statement of Cash Flows for the years ended December 31, 2013, 2012 and 2011; and (v) Notes to the Consolidated Financial Statements. Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of StoneMor Partners L.P.

*	Incorporated by reference, as indicated
†	Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONEMOR PARTNERS L.P.

	By:	StoneMor GP LLC, its General Partner

March 17, 2014		By:	/s/ Lawrence Miller
Lawrence Miller
Chief Executive Officer, President and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Lawrence Miller	Chief Executive Officer, President	March 17, 2014
Lawrence Miller	and Chairman of the Board
(Principal Executive Officer)

/s/ Timothy K. Yost	Chief Financial Officer and	March 17, 2014
Timothy K. Yost	Secretary
(Principal Financial Officer)

/s/ William R. Shane	Director	March 17, 2014
William R. Shane

/s/ Allen R. Freedman	Director	March 17, 2014
Allen R. Freedman

/s/ Peter K. Grunebaum	Director	March 17, 2014
Peter K. Grunebaum

/s/ Robert B. Hellman, Jr.	Director	March 17, 2014
Robert B. Hellman, Jr.

/s/ Martin R. Lautman, Ph.D.	Director	March 17, 2014
Martin R. Lautman, Ph.D.

/s/ Fenton R. Talbott	Director	March 17, 2014
Fenton R. Talbott

/s/ Howard L. Carver	Director	March 17, 2014
Howard L. Carver

/s/ Howard T. Slayen	Director	March 17, 2014
Howard T. Slayen

Exhibit Index

Exhibit Number	Description

3.1*	Certificate of Limited Partnership of StoneMor Partners L.P. (incorporated by reference to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 9, 2004 (Exhibit 3.1)).

3.2*	Second Amended and Restated Agreement of Limited Partnership of StoneMor Partners L.P. dated as of September 9, 2008 (incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed on September 15, 2008).

4.1.1*	Indenture, dated as of November 24, 2009, by and among StoneMor Partners L.P., StoneMor Operating LLC, Cornerstone Family Services of West Virginia Subsidiary, Inc., Osiris Holding of Maryland Subsidiary, Inc., the guarantors named therein and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

4.1.2*	Form of 10.25% Senior Note due 2017 (incorporated by reference to Exhibit 4.2 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

4.1.3*	Registration Rights Agreement, dated as of November 24, 2009, by and among StoneMor Partners L.P., StoneMor Operating LLC, Cornerstone Family Services of West Virginia Subsidiary, Inc., Osiris Holding of Maryland Subsidiary, Inc., the Initial Guarantors party thereto and Banc of America Securities LLC (incorporated by reference to Exhibit 4.3 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

4.1.4*	Seventh Supplemental Indenture, dated as of May 24, 2013, by and among StoneMor Partners L.P., StoneMor Operating LLC, Cornerstone Family Services of West Virginia Subsidiary, Inc., Osiris Holding of Maryland Subsidiary, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee to Indenture, dated as of November 24, 2009 (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed on May 28, 2013).

4.2.1*	Indenture, dated as of May 28, 2013, by and among StoneMor Partners L.P., Cornerstone Family Services of West Virginia Subsidiary, Inc, the guarantors named therein and Wilmington Trust, National Association, including Form of 7 7/8% Senior Note due 2021 (incorporated by reference to Exhibit 4.2 of Registrant’s Current Report on Form 8-K filed on May 28, 2013).

4.2.2*	Registration Rights Agreement, dated as of May 28, 2013, by and among StoneMor Partners L.P., Cornerstone Family Services of West Virginia Subsidiary, Inc., the Initial Guarantors party thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the initial purchasers listed on Schedule A to the Purchase Agreement (incorporated by reference to Exhibit 4.4 of Registrant’s Current Report on Form 8-K filed on May 28, 2013).

10.1.1*	Amended and Restated Credit Agreement, dated August 15, 2007, among StoneMor Operating LLC, as a Borrower, various subsidiaries thereof, as additional Borrowers, StoneMor Partners L.P. and StoneMor GP LLC, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other Lenders Party Hereto, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on August 21, 2007).

10.1.2*	First Amendment to Amended and Restated Credit Agreement, dated November 2, 2007, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, various subsidiaries thereof, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1.11 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.1.3*	Joinder to Amended and Restated Credit Agreement and Credit Documents, dated December 21, 2007 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on December 28, 2007).

10.1.4*	Commitment Letter, effective as of February 25, 2009, by and among Bank of America, N.A., Bank of America Securities, LLC and StoneMor Operating LLC (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed March 2, 2009).

10.1.5*	Second Amendment to Amended and Restated Credit Agreement, dated April 30, 2009, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Operating LLC, the Lenders and Bank of America, N.A.( incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 6, 2009).

10.1.6*	Third Amendment to Amended and Restated Credit Agreement, dated July 6, 2009, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Operating LLC, the Lenders and Bank of America, N.A. (incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

10.1.7*	Fourth Amendment to Amended and Restated Credit Agreement, dated November 24, 2009, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Operating LLC, the Lenders and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

10.1.8*	Fifth Amendment to Amended and Restated Credit Agreement, dated January 15, 2010, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Operating LLC, the Lenders and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on January 21, 2010).

10.1.9*	Sixth Amendment to Amended and Restated Credit Agreement, dated May 4, 2010, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Operating LLC, the Lenders and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 7, 2010).

10.1.10*	Seventh Amendment to Amended and Restated Credit Agreement, dated September 22, 2010, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Operating LLC, the Lenders and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on September 27, 2010).

10.1.11*	Eighth Amendment to Amended and Restated Credit Agreement, dated January 28, 2011, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, certain Subsidiaries of StoneMor Operating LLC, the Lenders and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on February 3, 2011).

10.1.12*	Second Amended and Restated Credit Agreement, dated April 29, 2011, among StoneMor Operating LLC, each of its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 5, 2011).

10.1.13*	First Amendment to Second Amended and Restated Credit Agreement, dated August 4, 2011, among StoneMor Operating LLC, each of its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2011).

10.1.14*	Second Amendment to Second Amended and Restated Credit Agreement, dated October 28, 2011, among StoneMor Operating LLC, each of its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 3, 2011).

10.1.15*	Third Amended and Restated Credit Agreement, dated January 19, 2012, among StoneMor Operating LLC, each of its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on January 24, 2012).

10.1.16*	First Amendment to Third Amended and Restated Credit Agreement, dated February 19, 2013, by and among StoneMor Operating LLC, each of its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on February 22, 2013).

10.1.17*	Second Amendment to Third Amended and Restated Credit Agreement, as amended, dated May 8, 2013, by and among StoneMor Operating LLC, each of its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 13, 2013).

10.1.18*	Third Amendment to Third Amended and Restated Credit Agreement and Security Documents, dated June 18, 2013, by and among StoneMor Operating LLC, its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on June 21, 2013).

10.2*	Confirmation and Amendment Agreement, dated January 19, 2012, among StoneMor Operating LLC, each of its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P. and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on January 24, 2012).

10.3*	Amended and Restated Security Agreement, dated April 29, 2011, among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, the Subsidiary Debtors listed therein and Bank of America, N.A. as Collateral Agent (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on May 5, 2011).

10.4*	Amended and Restated Pledge Agreement, dated April 29, 2011, among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, the Subsidiary Pledgors listed therein and Bank of America, N.A. as administrative and collateral agent (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on May 5, 2011).

10.5*	Purchase Agreement, dated November 18, 2009, by and among StoneMor Partners L.P., StoneMor Operating LLC, Cornerstone Family Services of West Virginia Subsidiary, Inc., Osiris Holding of Maryland Subsidiary, Inc., the guarantors named therein and Banc of America Securities LLC, acting on behalf of itself and as the representative for the purchasers named therein (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

10.6*	Purchase Agreement, dated May 16, 2013, by and among StoneMor Partners L.P., Cornerstone Family Services of West Virginia Subsidiary, Inc., the subsidiary guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, acting on behalf of itself and as the representative for the initial purchasers named therein (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 17, 2013).

10.7.1*†	StoneMor Partners L.P. Long-Term Incentive Plan, as amended April 19, 2010 (incorporated by reference to Appendix A to Registrant’s Definitive Proxy Statement filed on June 4, 2010).

10.7.2*†	Form of the Director Restricted Phantom Unit Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated November 8, 2006 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 15, 2006).

10.7.3*†	Form of the Key Employee Restricted Phantom Unit Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated November 8, 2006 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on November 15, 2006).

10.7.4*†	Form of the Unit Appreciation Rights Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated as of November 27, 2006 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on December 1, 2006).

10.7.5*†	Director Restricted Phantom Unit Agreement by and between StoneMor GP LLC and Robert Hellman dated June 23, 2009 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on June 23, 2009).

10.7.6*†	Form of the Unit Appreciation Rights Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated as of December 16, 2009 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on December 22, 2009).

10.7.7*†	Form of the Executive Restricted Phantom Unit Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated as of December 16, 2009 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on December 22, 2009).

10.7.8*†	Director Unit Appreciation Rights Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2.8 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.7.9*†	Form of the Unit Appreciation Rights Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated as of April 2, 2012 (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2012).

10.7.10*†	Executive Restricted Phantom Unit Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated as of November 7, 2012 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 13, 2012).

10.7.11†	Unit Appreciation Rights Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated as of October 22, 2013.

10.8.1*†	Employment Agreement by and between StoneMor GP LLC and Lawrence Miller, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.8.2*†	Addendum to Employment Agreement between StoneMor GP LLC and Lawrence Miller, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 19, 2007).

10.8.3*†	Amended and Restated Employment Agreement, executed July 22, 2013 and retroactive to January 1, 2013, by and between StoneMor GP, LLC and Lawrence Miller (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on July 26, 2013).

10.9.1*†	Employment Agreement by and between StoneMor GP LLC and William R. Shane, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.5 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.9.2*†	Addendum to Employment Agreement between StoneMor GP LLC and William R. Shane, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on November 19, 2007).

10.9.3*†	Employment Agreement, effective April 1, 2012, by and between StoneMor GP LLC and William Shane (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 2, 2012).

10.10.1*†	Employment Agreement by and between StoneMor GP LLC and Michael L. Stache, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.7 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.10.2*†	Addendum to Employment Agreement between StoneMor GP LLC and Michael L. Stache, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on November 19, 2007).

10.11*†	Employment Separation Agreement, executed on February 28, 2013, by and between StoneMor GP LLC and Paul Waimberg (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 1, 2013).

10.13.1†	Letter Agreement by and between David Meyers and StoneMor GP LLC.

10.13.2†	Confidentiality and Non-Compete Agreement by and between David Meyers and StoneMor GP LLC.

10.13.3†	Payback Agreement by and between David Meyers and StoneMor GP LLC.

10.14.1*†	Form of Indemnification Agreement by and between StoneMor GP LLC and Lawrence Miller, Robert B. Hellman, Jr., Fenton R. Talbott, Jeffery A. Zawadsky, Martin R. Lautman, Timothy K. Yost , Allen R. Freedman, effective September 20, 2004 (incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.14.2*†	Form of Indemnification Agreement by and between StoneMor GP LLC and Howard Carver and Peter Grunebaum, effective February 16, 2007 (incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.15*	Asset Purchase and Sale Agreement, dated December 4, 2007, by and among StoneMor Operating LLC, joined by its direct and indirect subsidiary entities listed in Exhibit A to the Asset Purchase and Sale Agreement and by Cemetery Management Services of Ohio, L.L.C., and SCI Funeral Services, Inc., joined by its direct and indirect subsidiary entities listed in Exhibit B to the Asset Purchase and Sale Agreement, as well as by SCI Ohio Funeral Services, Inc., and Alderwoods (Ohio) Cemetery Management, Inc. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on December 7, 2007).

10.16*	Transition Agreement, dated December 7, 2007, by and among StoneMor Operating LLC, joined by those of its direct and indirect subsidiary entities which are parties to the Purchase Agreement, as defined therein, and SCI Funeral Services, Inc., joined by those of its direct and indirect subsidiary entities which are parties to the Purchase Agreement (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on December 7, 2007).

10.17.1*	Amended and Restated Purchase Agreement by and among StoneMor Operating LLC, StoneMor Indiana LLC, StoneMor Indiana Subsidiary LLC, Ohio Cemetery Holdings, Inc., Ansure Mortuaries of Indiana, LLC, Memory Gardens Management Corporation, Forest Lawn Funeral

Home Properties, LLC, Gardens of Memory Cemetery LLC, Gill Funeral Home, LLC, Garden View Funeral Home, LLC, Royal Oak Memorial Gardens of Ohio Ltd., Heritage Hills Memory Gardens of Ohio Ltd., Robert E. Nelms and Lynnette Gray, as receiver, dated April 2, 2010 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 5, 2010).

10.17.2*	Amendment No. 1 to Amended and Restated Purchase Agreement by and among StoneMor Operating LLC, StoneMor Indiana LLC, StoneMor Indiana Subsidiary LLC, Ohio Cemetery Holdings, Inc., Ansure Mortuaries of Indiana, LLC, Memory Gardens Management Corporation, Forest Lawn Funeral Home Properties, LLC, Gardens of Memory Cemetery LLC, Gill Funeral Home, LLC, Garden View Funeral Home, LLC, Royal Oak Memorial Gardens of Ohio Ltd., Heritage Hills Memory Gardens of Ohio Ltd., Robert E. Nelms, Robert Nelms, LLC and Lynnette Gray, as receiver, dated June 21, 2010 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on June 25, 2010).

10.18*	Settlement Agreement by and among StoneMor Indiana LLC, StoneMor Operating LLC, StoneMor Partners L.P., Chapel Hill Associates, Inc., Chapel Hill Funeral Home, Inc., Covington Memorial Funeral Home, Inc., Covington Memorial Gardens, Inc., Forest Lawn Memorial Chapel Inc., Forest Lawn Memory Gardens Inc., Fred W. Meyer, Jr. by James R. Meyer as Special Administrator to the Estate of Fred W. Meyer, Jr., James R. Meyer, Thomas E. Meyer, Nancy Cade, and F.T.J. Meyer Associates, LLC dated June 21, 2010 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on June 25, 2010).

10.19.1*	Omnibus Agreement by and among McCown De Leeuw & Co. IV, L.P., McCown De Leeuw & Co. IV Associates, L.P., MDC Management Company IV, LLC, Delta Fund LLC, Cornerstone Family Services LLC, CFSI LLC, StoneMor Partners L.P., StoneMor GP LLC, StoneMor Operating LLC, dated as of September 20, 2004 (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.19.2*	Amendment No. 1 to Omnibus Agreement entered into on, and effective as of, January 24, 2011 by and among MDC IV Trust U/T/A November 30, 2010, MDC IV Associates Trust U/T/A November 30, 2010, Delta Trust U/T/A November 30, 2010 (successors respectively to McCown De Leeuw & Co. IV, L.P., a California limited partnership, McCown De Leeuw IV Associates, L.P., a California limited partnership, Delta Fund LLC, a California limited liability company, and MDC Management Company IV, LLC, a California limited liability company), Cornerstone Family Services LLC, a Delaware limited liability company, CFSI LLC, a Delaware limited liability company, StoneMor Partners L.P., a Delaware limited partnership, StoneMor GP LLC, a Delaware limited liability company, for itself and on behalf of the Partnership in its capacity as general partner of the Partnership, and StoneMor Operating LLC, a Delaware limited liability company (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on January 28, 2011).

10.20*	Contribution, Conveyance and Assumption Agreement by and among StoneMor Partners L.P., StoneMor GP LLC, CFSI LLC, StoneMor Operating LLC, dated as of September 20, 2004 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.22*	Lease Agreement, dated as of September 26, 2013, by and among StoneMor Operating, LLC, StoneMor Pennsylvania LLC and StoneMor Pennsylvania Subsidiary LLC, the Archdiocese of Philadelphia, and StoneMor Partners L.P., solely in its capacity as guarantor (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 2, 2013).

21.1	Subsidiaries of Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer President and Chairman of the Board of Directors.

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of Timothy K. Yost, Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith).

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Timothy K. Yost, Chief Financial Officer (furnished herewith).

99.1*	Amended and Restated Limited Liability Company Agreement of StoneMor GP LLC, dated as of September 20, 2004 (incorporated by reference to Exhibit 99.1 of Registrant’s Current Report on Form 8-K filed on September 19, 2007).

99.2*	First Amendment to the Amended and Restated Limited Liability Company Agreement of StoneMor GP LLC, dated as of September 14, 2007 (incorporated by reference to Exhibit 99.2 of Registrant’s Current Report on Form 8-K filed on September 19, 2007).

99.3*	Second Amendment to the Amended and Restated Limited Liability Company Agreement of StoneMor GP LLC, dated as of December 18, 2007 (incorporated by reference to Exhibit 99.2 of Registrant’s Current Report on Form 8-K filed on December 28, 2007).

101	Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012; (ii) Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011; (iii) Consolidated Statement of Partners’ Capital; (iv) Consolidated Statement of Cash Flows for the years ended December 31, 2013, 2012 and 2011; and (v) Notes to the Consolidated Financial Statements. Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of StoneMor Partners L.P.

*	Incorporated by reference, as indicated
†	Management contract, compensatory plan or arrangement