Form 10-Q
period 2014-03-31
STONEMOR PARTNERS LP
filed 2014-05-08
CIK 1286131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

The number of the registrant’s outstanding common units at May 1, 2014 was 23,712,550.

Index—Form 10-Q

Part I—Financial Information

Item 1.	Financial Statements

StoneMor Partners L.P.

Condensed Consolidated Balance Sheet

(in thousands)

(unaudited)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$8,240	$12,175
Accounts receivable, net of allowance	55,809	55,415
Prepaid expenses	2,480	3,622
Other current assets	19,199	22,667

Total current assets	85,728	93,879
Long-term accounts receivable, net of allowance	80,484	78,367
Cemetery property	314,909	316,469
Property and equipment, net of accumulated depreciation	84,555	85,007
Merchandise trusts, restricted, at fair value	449,853	431,556
Perpetual care trusts, restricted, at fair value	318,154	311,771
Deferred financing costs, net of accumulated amortization	7,836	8,308
Deferred selling and obtaining costs	90,801	87,998
Deferred tax assets	42	42
Goodwill	48,737	48,737
Other assets	11,868	12,209

Total assets	$1,492,967	$1,474,343

Liabilities and partners’ capital
Current liabilities:
Accounts payable and accrued liabilities	$24,273	$37,269
Accrued interest	5,013	1,512
Current portion, long-term debt	1,555	2,916

Total current liabilities	30,841	41,697
Other long-term liabilities	1,457	1,527
Long-term debt	252,054	289,016
Deferred cemetery revenues, net	598,159	579,993
Deferred tax liabilities	12,498	12,407
Merchandise liability	131,817	130,412
Perpetual care trust corpus	318,154	311,771

Total liabilities	1,344,980	1,366,823

Commitments and contingencies
Partners’ capital
General partner	(2,693)	(2,137)
Common partners	150,680	109,657

Total partners’ capital	147,987	107,520

Total liabilities and partners’ capital	$1,492,967	$1,474,343

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statement of Operations

(in thousands, except per unit data)

(unaudited)

	Three months ended March 31,
	2014	2013
Revenues:
Cemetery
Merchandise	$26,068	$26,652
Services	10,297	11,299
Investment and other	16,275	10,243
Funeral home
Merchandise	5,052	4,953
Services	6,695	6,465

Total revenues	64,387	59,612

Costs and expenses:
Cost of goods sold (exclusive of depreciation shown separately below):
Perpetual care	1,391	1,281
Merchandise	6,113	5,009
Cemetery expense	13,329	12,785
Selling expense	11,189	11,224
General and administrative expense	7,645	7,582
Corporate overhead (including $271 and $330 in unit-based compensation for the three months ended March 31, 2014 and 2013, respectively)	7,456	7,988
Depreciation and amortization	2,368	2,330
Funeral home expense
Merchandise	1,646	1,522
Services	4,787	4,557
Other	2,853	2,657
Acquisition related costs, net of recoveries	349	1,283

Total cost and expenses	59,126	58,218

Operating profit	5,261	1,394
Gain on acquisition	412	—
Gain on settlement agreement	—	912
Interest expense	5,574	5,463

Net income (loss) before income taxes	99	(3,157)
Income tax expense (benefit)	(310)	(957)

Net income (loss)	$409	$(2,200)

General partner’s interest in net income (loss) for the period	$4	$(40)
Limited partners’ interest in net income (loss) for the period	$405	$(2,160)
Net income (loss) per limited partner unit (basic and diluted)	$.02	$(.11)
Weighted average number of limited partners’ units outstanding—basic	22,493	19,729
Weighted average number of limited partners’ units outstanding—diluted	22,787	19,729
Distributions declared per unit	$.600	$.590

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statement of

Partners’ Capital

(in thousands)

(unaudited)

	Partners’ Capital
	Common Unit Holders	General Partner	Total
Balance, December 31, 2013	$109,657	$(2,137)	$107,520
Proceeds from public offering	53,178	—	53,178
Compensation related to units awards	271	—	271
Net income	405	4	409
Cash distributions	(12,831)	(560)	(13,391)

Balance, March 31, 2014	$150,680	$(2,693)	$147,987

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statement of Cash Flows

(in thousands)

(unaudited)

	For the three months ended March 31,
	2014	2013
Operating activities:
Net income (loss)	$409	$(2,200)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of lots sold	3,057	1,735
Depreciation and amortization	2,368	2,330
Unit-based compensation	271	330
Accretion of debt discounts	624	490
Gain on settlement agreement	—	(912)
Gain on acquisition	(412)	—
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(3,168)	(1,385)
Allowance for doubtful accounts	705	(1,317)
Merchandise trust fund	(16,420)	(12,161)
Prepaid expenses	1,142	566
Other current assets	3,394	696
Other assets	(44)	(770)
Accounts payable and accrued and other liabilities	(9,564)	5,278
Deferred selling and obtaining costs	(2,803)	(2,745)
Deferred cemetery revenue	18,881	18,987
Deferred taxes (net)	(551)	(1,051)
Merchandise liability	(829)	(1,004)

Net cash provided by (used in) operating activities	(2,940)	6,867

Investing activities:
Cash paid for cemetery property	(748)	(1,076)
Purchase of subsidiaries	(200)	(9,100)
Cash paid for property and equipment	(1,330)	(1,771)

Net cash used in investing activities	(2,278)	(11,947)

Financing activities:
Cash distributions	(13,391)	(12,025)
Additional borrowings on long-term debt	17,000	20,948
Repayments of long-term debt	(55,504)	(41,522)
Proceeds from public offering	53,178	38,377
Cost of financing activities	—	(108)

Net cash provided by financing activities	1,283	5,670

Net increase (decrease) in cash and cash equivalents	(3,935)	590
Cash and cash equivalents—Beginning of period	12,175	7,946

Cash and cash equivalents—End of period	$8,240	$8,536

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,423	$1,245
Cash paid during the period for income taxes	$—	$451
Non-cash investing and financing activities:
Acquisition of assets by financing	$30	$62
Issuance of limited partner units for cemetery acquisition	$—	$3,592
Acquisition of asset by assumption of directly related liability	$—	$3,924

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

1.	NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

StoneMor Partners L.P. (“StoneMor”, the “Company” or the “Partnership”) is a provider of funeral and cemetery products and services in the death care industry in the United States. Through its subsidiaries, StoneMor offers a complete range of funeral merchandise and services, along with cemetery property, merchandise and services, both at the time of need and on a pre-need basis. As of March 31, 2014, the Partnership operated 278 cemeteries in 27 states and Puerto Rico, of which 260 are owned and 18 are operated under management or operating agreements. The Partnership also owned and operated 90 funeral homes in 18 states and Puerto Rico.

Basis of Presentation

The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All interim financial data is unaudited. However, in the opinion of management, the interim financial data as of March 31, 2014 and for the three months ended March 31, 2014 and 2013 includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for a full year. The December 31, 2013 condensed consolidated balance sheet data was derived from audited financial statements included in the Company’s 2013 Annual Report on Form 10-K (“2013 Form 10-K”) and has been adjusted to include the effects of retrospective adjustments resulting from the Company’s 2013 first quarter acquisition, but does not include all disclosures required by GAAP, which are presented in the Company’s 2013 Form 10-K.

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

2.	LONG-TERM ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

Long-term accounts receivable, net, consisted of the following:

	As of
	March 31, 2014	December 31, 2013
	(in thousands)
Customer receivables	$177,349	$174,062
Unearned finance income	(19,807)	(20,005)
Allowance for contract cancellations	(21,249)	(20,275)

	136,293	133,782
Less: current portion, net of allowance	55,809	55,415

Long-term portion, net of allowance	$80,484	$78,367

Activity in the allowance for contract cancellations is as follows:

	For the three months ended March 31,
	2014	2013
	(in thousands)
Balance—Beginning of period	$20,275	$17,933
Provision for cancellations	5,031	4,986
Charge-offs—net	(4,057)	(3,803)

Balance—End of period	$21,249	$19,116

3.	CEMETERY PROPERTY

Cemetery property consists of the following:

	As of
	March 31,	December 31,
	2014	2013
	(in thousands)
Developed land	$71,159	$72,458
Undeveloped land	164,335	163,997
Mausoleum crypts and lawn crypts	69,617	70,216
Other land	9,798	9,798

Total	$314,909	$316,469

4.	PROPERTY AND EQUIPMENT

Major classes of property and equipment follow:

	As of
	March 31,	December 31,
	2014	2013
	(in thousands)
Building and improvements	$92,301	$91,575
Furniture and equipment	45,172	44,828

	137,473	136,403
Less: accumulated depreciation	(52,918)	(51,396)

Property and equipment—net	$84,555	$85,007

Depreciation expense was $2.0 million and $1.7 million during the three months ended March 31, 2014 and 2013, respectively.

5.	MERCHANDISE TRUSTS

At March 31, 2014, the Company’s merchandise trusts consisted of the following types of assets:

•	Money Market Funds that invest in low risk short term securities;

•	Publicly traded mutual funds that invest in underlying debt securities;

•	Publicly traded mutual funds that invest in underlying equity securities;

•	Equity investments that are currently paying dividends or distributions. These investments include Real Estate Investment Trusts (“REIT’s”), Master Limited Partnerships and global equity securities;

•	Fixed maturity debt securities issued by various corporate entities;

•	Fixed maturity debt securities issued by the U.S. Government and U.S. Government agencies; and

•	Fixed maturity debt securities issued by U.S. states and local government agencies.

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

The Company has included $8.0 million and $8.3 million of investments held in trust by the West Virginia Funeral Directors Association at March 31, 2014 and December 31, 2013, respectively, in its merchandise trust assets. As required by law, the Company deposits a portion of certain funeral merchandise sales in West Virginia into a trust that is held by the West Virginia Funeral Directors Association. These trusts are recorded at their account value, which approximates their fair value.

The cost and market value associated with the assets held in merchandise trusts at March 31, 2014 and December 31, 2013 were as follows:

As of March 31, 2014	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Short-term investments	$59,227	$—	$—	$59,227
Fixed maturities:
U.S. Government and federal agency	—	—	—	—
U.S. State and local government agency	—	—	—	—
Corporate debt securities	9,394	87	(53)	9,428
Other debt securities	5,849	—	(7)	5,842

Total fixed maturities	15,243	87	(60)	15,270

Mutual funds—debt securities	118,629	844	(5,881)	113,592
Mutual funds—equity securities	151,527	9,586	(1,899)	159,214
Equity securities	82,168	8,132	(1,021)	89,279
Other invested assets	5,414	—	(176)	5,238

Total managed investments	$432,208	$18,649	$(9,037)	$441,820

West Virginia Trust Receivable	8,033	—	—	8,033

Total	$440,241	$18,649	$(9,037)	$449,853

As of December 31, 2013	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Short-term investments	$46,518	$—	$—	$46,518
Fixed maturities:
U.S. Government and federal agency	—	—	—	—
U.S. State and local government agency	—	—	—	—
Corporate debt securities	9,105	162	(96)	9,171
Other debt securities	7,336	—	(12)	7,324

Total fixed maturities	16,441	162	(108)	16,495

Mutual funds—debt securities	117,761	729	(7,157)	111,333
Mutual funds—equity securities	144,249	16,610	(3,329)	157,530
Equity securities	81,520	5,267	(1,092)	85,695
Other invested assets	5,809	—	(86)	5,723

Total managed investments	$412,298	$22,768	$(11,772)	$423,294

West Virginia Trust Receivable	8,262	—	—	8,262

Total	$420,560	$22,768	$(11,772)	$431,556

The contractual maturities of debt securities as of March 31, 2014 were as follows:

As of March 31, 2014	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
	(in thousands)
U.S. Government and federal agency	$—	$—	$—	$—
U.S. State and local government agency	—	—	—	—
Corporate debt securities	—	3,989	5,439	—
Other debt securities	650	5,192	—	—

Total fixed maturities	$650	$9,181	$5,439	$—

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at March 31, 2014 and December 31, 2013 is presented below:

	Less than 12 months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of March 31, 2014	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Fixed maturities:
U.S. Government and federal agency	$—	$—	$—	$—	$—	$—
U.S. State and local government agency	—	—	—	—	—	—
Corporate debt securities	1,967	10	1,605	43	3,572	53
Other debt securities	4,469	7	—	—	4,469	7

Total fixed maturities	6,436	17	1,605	43	8,041	60

Mutual funds—debt securities	1,984	25	91,694	5,856	93,678	5,881
Mutual funds—equity securities	53,436	1,114	4,317	785	57,753	1,899
Equity securities	11,552	786	1,427	235	12,979	1,021
Other invested assets	2,125	176	—	—	2,125	176

Total	$75,533	$2,118	$99,043	$6,919	$174,576	$9,037

	Less than 12 months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2013	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Fixed maturities:
U.S. Government and federal agency	$—	$—	$—	$—	$—	$—
U.S. State and local government agency	—	—	—	—	—	—
Corporate debt securities	2,812	43	1,249	53	4,061	96
Other debt securities	5,329	8	995	4	6,324	12

Total fixed maturities	8,141	51	2,244	57	10,385	108

Mutual funds—debt securities	87,113	6,724	6,485	433	93,598	7,157
Mutual funds—equity securities	29,993	2,444	4,217	885	34,210	3,329
Equity securities	25,379	1,031	1,492	61	26,871	1,092
Other invested assets	2,266	86	—	—	2,266	86

Total	$152,892	$10,336	$14,438	$1,436	$167,330	$11,772

A reconciliation of the Company’s merchandise trust activities for the three months ended March 31, 2014 is presented below:

Fair Value at 12/31/2013	Contributions	Distributions	Interest/ Dividends	Capital Gain Distributions	Realized Gain/ Loss	Taxes	Fees	Unrealized Change in Fair Value	Fair Value at 3/31/2014
(in thousands)
$431,556	16,699	(8,891)	4,428	36	8,049	(69)	(571)	(1,384)	$449,853

The Company made net contributions into the trusts of approximately $7.8 million during the three months ended March 31, 2014. During the three months ended March 31, 2014, purchases and sales of securities available for sale included in trust investments were approximately $155.3 million and $154.0 million, respectively. Contributions include $2.6 million of assets that were acquired through an acquisition during the three months ended March 31, 2014.

Other-Than-Temporary Impairments of Trust Assets

During the three months ended March 31, 2014, the Company determined that there were no other than temporary impairments to the investment portfolio for merchandise trusts. During the three months ended March 31, 2013, the Company determined that there were 4 securities with an aggregate cost basis of approximately $1.4 million and an aggregate fair value of approximately $0.7 million, resulting in an impairment of $0.7 million, wherein such impairment was considered to be other-than-temporary. Accordingly, the Company adjusted the cost basis of these assets to their current value and offset this change against deferred revenue. This reduction in deferred revenue will be reflected in earnings in future periods as the underlying merchandise is delivered or the underlying service is performed.

6.	PERPETUAL CARE TRUSTS

At March 31, 2014, the Company’s perpetual care trusts consisted of the following types of assets:

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

The cost and market value associated with the assets held in perpetual care trusts at March 31, 2014 and December 31, 2013 were as follows:

		Gross	Gross
		Unrealized	Unrealized	Fair
As of March 31, 2014	Cost	Gains	Losses	Value
	(in thousands)
Short-term investments	$20,381	$—	$—	$20,381
Fixed maturities:
U.S. Government and federal agency	100	19	—	119
U.S. State and local government agency	—	—	—	—
Corporate debt securities	24,533	507	(103)	24,937
Other debt securities	371	—	—	371

Total fixed maturities	25,004	526	(103)	25,427

Mutual funds—debt securities	121,250	550	(4,867)	116,933
Mutual funds—equity securities	93,132	21,270	(143)	114,259
Equity securities	26,241	14,745	(11)	40,975
Other invested assets	179	—	—	179

Total	$286,187	$37,091	$(5,124)	$318,154

		Gross	Gross
		Unrealized	Unrealized	Fair
As of December 31, 2013	Cost	Gains	Losses	Value
	(in thousands)
Short-term investments	$16,686	$—	$—	$16,686
Fixed maturities:
U.S. Government and federal agency	302	70	—	372
U.S. State and local government agency	—	—	—	—
Corporate debt securities	24,378	340	(208)	24,510
Other debt securities	371	—	—	371

Total fixed maturities	25,051	410	(208)	25,253

Mutual funds—debt securities	121,493	466	(5,946)	116,013
Mutual funds—equity securities	93,243	22,521	(171)	115,593
Equity securities	25,580	12,283	(19)	37,844
Other invested assets	172	210	—	382

Total	$282,225	$35,890	$(6,344)	$311,771

The contractual maturities of debt securities as of March 31, 2014 were as follows:

	Less than	1 year through	6 years through	More than
As of March 31, 2014	1 year	5 years	10 years	10 years
	(in thousands)
U.S. Government and federal agency	$—	$119	$—	$—
U.S. State and local government agency	—	—	—	—
Corporate debt securities	140	12,463	12,333	1
Other debt securities	371	—	—	—

Total fixed maturities	$511	$12,582	$12,333	$1

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at March 31, 2014 and December 31, 2013 held in perpetual care trusts is presented below:

	Less than 12 months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of March 31, 2014	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Fixed maturities:
U.S. Government and federal agency	$—	$—	$—	$—	$—	$—
U.S. State and local government agency	—	—	—	—	—	—
Corporate debt securities	1,319	6	4,612	97	5,931	103
Other debt securities	—	—	—	—	—	—

Total fixed maturities	1,319	6	4,612	97	5,931	103

Mutual funds—debt securities	1,705	41	108,678	4,826	110,383	4,867
Mutual funds—equity securities	1,213	143	—	—	1,213	143
Equity securities	175	11	—	—	175	11
Other invested assets	—	—	—	—	—	—

Total	$4,412	$201	$113,290	$4,923	$117,702	$5,124

	Less than 12 months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2013	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Fixed maturities:
U.S. Government and federal agency	$—	$—	$—	$—	$—	$—
U.S. State and local government agency	—	—	—	—	—	—
Corporate debt securities	5,664	93	3,122	115	8,786	208
Other debt securities	—	—	—	—	—	—

Total fixed maturities	5,664	93	3,122	115	8,786	208

Mutual funds—debt securities	93,473	4,781	16,367	1,165	109,840	5,946
Mutual funds—equity securities	1,185	171	—	—	1,185	171
Equity securities	513	19	—	—	513	19
Other invested assets	—	—	—	—	—	—

Total	$100,835	$5,064	$19,489	$1,280	$120,324	$6,344

A reconciliation of the Company’s perpetual care trust activities for the three months ended March 31, 2014 is presented below:

Fair Value at 12/31/2013	Contributions	Distributions	Interest/ Dividends	Capital Gain Distributions	Realized Gain/ Loss	Taxes	Fees	Unrealized Change in Fair Value	Fair Value at 3/31/2014
(in thousands)
$311,771	4,352	(4,096)	4,082	—	106	(64)	(418)	2,421	$318,154

The Company made net contributions into the trusts of approximately $0.3 million during the three months ended March 31, 2014. During the three months ended March 31, 2014, purchases and sales of securities available for sale included in trust investments were approximately $15.9 million and $14.5 million, respectively. Contributions include $0.7 million of assets that were acquired through an acquisition during the three months ended March 31, 2014.

Other-Than-Temporary Impairments of Trust Assets

During the three months ended March 31, 2014 and 2013, the Company determined that there were no other than temporary impairments to the investment portfolio in the perpetual care trusts.

7.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in acquisitions.

A rollforward of goodwill by reportable segment is as follows:

	Cemeteries			Funeral Homes	Total
	Southeast	Northeast	West
	(in thousands)
Balance as of December 31, 2013	$6,174	$—	$11,948	$30,615	$48,737
Goodwill acquired from acquisitions during the three months ended March 31, 2014	—	—	—	—	—

Balance as of March 31, 2014	$6,174	$—	$11,948	$30,615	$48,737

Other Acquired Intangible Assets

The Company has other acquired intangible assets, most of which have been recognized as a result of acquisitions and long-term operating agreements. These amounts are included within other assets on the unaudited condensed consolidated balance sheet. All of the intangible assets are subject to amortization. The major classes of intangible assets are as follows:

	As of			As of
	March 31, 2014			December 31, 2013
	Gross Carrying	Accumulated	Net Intangible	Gross Carrying	Accumulated	Net Intangible
	Amount	Amortization	Asset	Amount	Amortization	Asset
	(in thousands)
Amortized intangible assets:
Underlying contract value	$6,239	$(741)	$5,498	$6,239	$(702)	$5,537
Non-compete agreements	7,950	(4,339)	3,611	7,950	(4,003)	3,947
Other intangible assets	269	(102)	167	269	(98)	171

Total intangible assets	$14,458	$(5,182)	$9,276	$14,458	$(4,803)	$9,655

8.	LONG-TERM DEBT

The Company had the following outstanding debt:

	As of
	March 31,	December 31,
	2014	2013
	(in thousands)
7.875% Senior Notes, due 2021	$175,000	$175,000
Revolving Credit Facility, due January 2017	77,402	114,002
Notes payable—acquisition debt	985	1,571
Notes payable—acquisition non-competes	3,443	3,945
Insurance and vehicle financing	743	1,529

Total	257,573	296,047
Less current portion	1,555	2,916
Less unamortized bond and note payable discounts	3,964	4,115

Long-term portion	$252,054	$289,016

This note includes a summary of material terms of the Company’s senior notes and revolving credit facility. For a more detailed description of the Company’s long-term debt agreements, see the Company’s 2013 Form 10-K.

7.875% Senior Notes due 2021

On May 28, 2013, the Company issued $175.0 million aggregate principal amount of 7.875% Senior Notes due 2021 (the “Senior Notes”). The Company pays 7.875% interest per annum on the principal amount of the Senior Notes, payable in cash semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2013. The net proceeds from the offering were used to retire a $150.0 million aggregate principal amount of 10.25% Senior Notes due 2017 (the “Prior Senior Notes”) and the remaining proceeds were used for general corporate purposes. The Senior Notes were issued at 97.832% of par resulting in gross proceeds of $171.2 million with an original issue discount of approximately $3.8 million. The Company incurred debt issuance costs and fees of approximately $4.6 million. These costs and fees are deferred and will be amortized over the life of these notes. Based on trades made on March 31, 2014, the Company has estimated the fair value of its Senior Notes to be in excess of par and trading at a premium of 4.06%, which would imply a fair value of $182.1 million at March 31, 2014. The Senior Notes are valued using Level 2 inputs as defined by the Fair Value Measurements and Disclosures topic of the ASC in Note 15. As of March 31, 2014, the Company was in compliance with all applicable covenants of the Senior Notes.

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

The Credit Agreement was amended three times in 2013. As amended, the Company has a revolving credit facility (the “Credit Facility”) with a borrowing limit of $140.0 million, of which $77.4 million was outstanding at March 31, 2014, and a maturity date of January 19, 2017. The Credit Facility may be used to finance working capital requirements, Permitted Acquisitions and Capital Expenditures. The Maximum Consolidated Leverage Ratio was 4.00 through December 31, 2013, 3.875 at March 31, 2014, and will be 3.750 for the measurement period ending on June 30, 2014 and thereafter. The Minimum Consolidated Debt Service Coverage Ratio is 2.50 for all measurement periods. The ranges of the Applicable Rates are 3.00%, 4.00%, and .800% for Base Rate Loans, Eurodollar Rate Loans and Letter of Credit Fees, and Commitment Fees, respectively, when the Consolidated Leverage Ratio is greater than or equal to 3.75 to 1.0. The Company is not allowed to permit Consolidated EBITDA for any most recently completed four fiscal quarters to be less than the sum of (i) $57.8 million plus (ii) 80% of the aggregate of all Consolidated EBITDA for each Permitted Acquisition completed after March 31, 2013.

The amount of aggregate consideration the Company may pay for a Permitted Acquisition after March 31, 2014, without Required Lender approval, is $10.0 million on an individual basis and $50.0 million when aggregated with the total Aggregate Consideration paid by or on behalf of the Company for all other Permitted Acquisitions which closed within the immediately preceding 365 days. In case of a Significant Permitted Acquisition Transaction, a Permitted Acquisition in which the Aggregate Consideration exceeds $35.0 million when aggregated with the total Aggregate Consideration for all other Permitted Acquisitions which closed within the immediately preceding 180 days, the Borrowers are permitted, subject to certain limitations, to temporarily increase the Consolidated Leverage Ratio to 4.00 to 1.0 for one or more of the four immediately succeeding covenant measurement periods.

The interest rates on amounts outstanding under the Credit Facility were approximately 4.2% at March 31, 2014. Amounts borrowed may be either Base Rate Loans or Eurodollar Rate Loans and amounts repaid or prepaid during the term may be reborrowed. Depending on the type of loan, borrowings bear interest at the Base Rate or Eurodollar Rate, plus applicable margins ranging from 1.25% to 3.00% and 2.25% to 4.00%, respectively, depending on the Company’s Consolidated Leverage Ratio. The Base Rate is the highest of the Prime Rate, the Federal Funds Rate plus 0.50%, or the Eurodollar Rate plus 1.0%. The Eurodollar Rate is the British Bankers Association LIBOR Rate. Amounts outstanding under the Credit Facility approximate their fair value.

The Credit Agreement requires the Company to pay an unused Commitment Fee, which is calculated based on the amount by which the commitments under the Credit Agreement exceed the usage of such commitments. The Commitment Fee Rate ranges from 0.375% to 0.800% depending on the Company’s Consolidated Leverage Ratio.

The Credit Agreement contains restrictive covenants that, among other things, prohibit distributions upon defined events of default, restrict investments and sales of assets and require the Company to maintain certain financial covenants, including specified financial ratios. A material decrease in revenues could cause the Company to breach certain of its financial covenants. Any such breach could allow the Lenders to accelerate the Company’s debt (and cause cross-default) which would have a material adverse effect on the Company’s business, financial condition or results of operations. The Company’s covenants include a certain measure of Consolidated EBITDA, a Consolidated Leverage Ratio and a Consolidated Debt Service Coverage Ratio. As of March 31, 2014, the Company was in compliance with all applicable financial covenants.

The Company routinely incurs debt financing costs and fees when borrowing under, or making amendments to the Credit Facility. These costs and fees are deferred and are amortized over the life of the Credit Facility.

9.	INCOME TAXES

As of March 31, 2014, the Company’s taxable corporate subsidiaries had federal net operating loss carryforwards of approximately $194.3 million, which will begin to expire in 2019 and $238.2 million in state net operating losses, a portion of which expires annually.

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

The provision for income taxes for the three months ended March 31, 2014 and 2013 is based upon the estimated annual effective tax rates expected to be applicable to the Company for 2014 and 2013, respectively. The Company’s effective tax rate differs from its statutory tax rate primarily because the Company’s legal entity structure includes different tax filing entities, including a significant number of partnerships that are not subject to paying tax.

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

10.	DEFERRED CEMETERY REVENUES, NET

At March 31, 2014 and December 31, 2013, deferred cemetery revenues, net, consisted of the following:

	As of
	March 31,	December 31,
	2014	2013
	(in thousands)
Deferred cemetery revenue	$417,298	$403,250
Deferred merchandise trust revenue	97,536	88,730
Deferred merchandise trust unrealized gains (losses)	9,612	10,996
Deferred pre-acquisition margin	130,037	131,274
Deferred cost of goods sold	(56,324)	(54,257)

Deferred cemetery revenues, net	$598,159	$579,993

Deferred selling and obtaining costs	$90,801	$87,998

Deferred selling and obtaining costs are carried as an asset on the unaudited condensed consolidated balance sheet in accordance with the Financial Services—Insurance topic of the ASC.

11.	COMMITMENTS AND CONTINGENCIES

Legal

The Company is party to legal proceedings in the ordinary course of its business but does not expect the outcome of any proceedings, individually or in the aggregate, to have a material effect on the Company’s financial position, results of operations or liquidity.

Leases

At March 31, 2014, the Company was committed to operating lease payments for premises, automobiles and office equipment under various operating leases with initial terms ranging from one to twenty five years and options to renew at varying terms. Expenses under operating leases were $0.6 million and $0.7 million during the three months ended March 31, 2014 and 2013, respectively.

At March 31, 2014, operating leases will result in future payments in the following approximate amounts from January 1, 2015 and beyond:

(in thousands)
2015	$1,203
2016	1,054
2017	965
2018	899
2019	883
Thereafter	1,215

Total	$6,219

12.	PARTNERS’ CAPITAL

Unit-Based Compensation

The Company has issued to certain key employees and management unit-based compensation in the form of unit appreciation rights and phantom partnership units.

Compensation expense recognized related to unit appreciation rights and restricted phantom unit awards for the three months ended March 31, 2014 and 2013 are summarized in the table below:

	Three months ended
	March 31,
	2014	2013
	(in thousands)
Unit appreciation rights	$19	$139
Restricted phantom units	252	191

Total unit-based compensation expense	$271	$330

As of March 31, 2014, there was approximately $0.2 million in non-vested unit appreciation rights expense outstanding. These unit appreciation rights will be expensed through 2017.

The diluted weighted average number of limited partners’ units outstanding presented on the unaudited condensed consolidated statement of operations does not include 315,873 units for the three months ended March 31, 2013, as their effects would be anti-dilutive.

Other Unit Issuances

On February 27, 2014, the Company completed a follow-on public offering of 2,300,000 common units at a price of $24.45 per unit. Net proceeds of the offering, after deducting underwriting discounts and offering expenses, were approximately $53.2 million. The proceeds from the offering were used to pay down borrowings outstanding under the Credit Facility.

13.	ACQUISITIONS

First Quarter 2014 Acquisition

On January 16, 2014, certain subsidiaries of the Company (collectively the “Buyer”) entered into an Asset Purchase and Sale Agreement with Carriage Cemetery Services, Inc. (the “Seller”). Pursuant to the Agreement, the Buyer acquired one cemetery in Florida, including certain related assets, and assumed certain related liabilities. In consideration for the net assets acquired, the Buyer paid the Seller $0.2 million in cash.

The table below reflects the Company’s preliminary assessment of the fair value of net assets acquired and the resulting gain on bargain purchase. These amounts may be retrospectively adjusted as additional information is received.

Preliminary
Assessment
(in thousands)
Assets:
Accounts receivable	$47
Cemetery property	470
Property and equipment	140
Merchandise trusts, restricted, at fair value	2,607
Perpetual care trusts, restricted, at fair value	691

Total assets	3,955

Liabilities:
Deferred margin	1,035
Merchandise liabilities	956
Deferred tax liability	641
Perpetual care trust corpus	691
Other liabilities	20

Total liabilities	3,343

Fair value of net assets acquired	612

Consideration paid	200

Gain on bargain purchase	$412

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

In consideration for the net assets acquired, the Buyer paid the Seller $9.1 million in cash and issued 159,635 common units, which equates to approximately $3.6 million worth of common units under the terms of the Seawinds Agreement. The Buyer also issued an unsecured promissory note in the amount of $3.0 million that was payable on February 19, 2014 and bore interest at 5.0%. In addition, the Buyer will also pay an aggregate amount of $1.2 million in six equal annual installments commencing on February 19, 2014 in exchange for a non-compete agreement with the Seller. The non-compete agreement will be amortized over the 6 year term of the agreement.

The table below reflects the Company’s final assessment of the fair value of net assets acquired and displays the adjustments made to the revised values reported at December 31, 2013. The Company obtained additional information in the first quarter of 2014 and has retrospectively adjusted these values as noted below. The resulting goodwill is recorded in the Company’s Funeral Homes operating segment.

	Revised		Final
	Assessment	Adjustments	Assessment
	(in thousands)
Assets:
Accounts receivable	$695	$311	$1,006
Property and equipment	8,315	—	8,315
Merchandise trusts, restricted, at fair value	4,853	—	4,853
Non-compete agreements	1,927	—	1,927

Total assets	15,790	311	16,101

Liabilities:
Deferred margin	2,419	(1,592)	827
Merchandise liabilities	2,233	2,606	4,839
Other liabilities	164	—	164

Total liabilities	4,816	1,014	5,830

Fair value of net assets acquired	10,974	(703)	10,271

Consideration paid—cash	9,100	—	9,100
Consideration paid—units	3,592	—	3,592
Fair value of note payable	3,000	—	3,000
Fair value of debt assumed for non-compete agreement	924	—	924

Total consideration paid	16,616	—	16,616

Goodwill from purchase	$5,642	$703	$6,345

If the acquisitions from 2014 and 2013 had been consummated at the beginning of the comparable prior annual reporting period, on a pro forma basis, for the three months ended March 31, 2014 and 2013, consolidated revenues, consolidated net income (loss) and net income (loss) per limited partner unit (basic and diluted) would have been as follows:

	As of March 31,
	2014	2013
	(in thousands)
Revenue	$64,398	$60,111
Net income (loss)	(2)	(1,655)
Net income (loss) per limited partner unit (basic and diluted)	$—	$(.08)

These pro forma results are unaudited and have been prepared for comparative purposes only and include certain adjustments such as increased interest on the acquisition of debt and the recognition of a gain on acquisition occurring during 2014 in 2013 rather than in the current period. They do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect on January 1, 2013 or of future results of operations of the locations.

The property acquired in 2014 has contributed less than $0.1 million of revenue and operating profit for the three months ended March 31, 2014. The properties acquired in the first quarter of 2013 have contributed $1.0 million of revenue and incurred less than $0.1 million of operating loss for the three months ended March 31, 2014.

First Quarter 2013 Settlement

During the three months ended March 31, 2013, recovery was effectuated of $1.3 million related to the partial settlement of claims from locations that the Company acquired in 2010. A gain of $0.9 million had been recorded as gain on settlement agreement on the unaudited condensed consolidated statement of operations, which was net of legal fees of $0.4 million. The balance of the funds was returned to the Company as a repayment for funds advanced to trusts at the time of acquisition.

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

On March 20, 2014, Tenant entered into Amendment No. 1 (the “Amendment”) to the Lease, which extended the period for satisfying certain conditions precedent under the Lease to May 30, 2014 (the “Pre-Commencement Expiration Date”), after which each of Tenant and Landlord has the right to terminate the Lease if the conditions precedent are not satisfied. These conditions include, but are not limited to, the Tenant’s obtaining of financing for the Up-Front Rent, as defined below, and commencement of the Lease is a condition precedent to commencement of the Management Agreement. The parties to the Amendment also acknowledged that certain conditions precedent set forth in the Lease had expired or been satisfied, including obtaining the approval of the Orphans’ Division of the Court of Common Pleas of Philadelphia County.

Subject to certain closing conditions set forth in the Lease, Landlord agreed to lease to Tenant eight cemetery sites in the Philadelphia area. The Lease granted Tenant a sole and exclusive license (the “License”) to maintain and construct improvements in the operation of the cemeteries and to sell burial rights and all related merchandise and services, subject to the terms and conditions of the Lease. The Management Agreement enabled Tenant, subject to certain closing conditions, to serve as the exclusive operator of the remaining five cemeteries.

The term of the Lease and the Management Agreement shall commence (the “Commencement Date”) after the satisfaction or waiver of the Tenant’s and Landlord’s Pre-Commencement Conditions, and shall expire on the last day of the month on which the 60th anniversary of the Commencement Date occurs, subject to earlier termination as provided in the Lease (such date, the “Termination Date”). The Lease may be terminated pursuant to the terms of the Lease, including, but not limited to, by notice of termination given by Landlord to Tenant at any time during Lease year 11 (a “Lease Year 11 Termination”) or by either party due to the default or bankruptcy of the other party in accordance with the termination provisions of the Lease. If the Lease is terminated by Landlord or Tenant pursuant to the terms of the Lease, the Management Agreement will also be terminated. The term of the License shall commence on the Commencement Date and shall expire upon the Termination Date, at which time Tenant’s rights under the License shall revert to Landlord.

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

Segment information is as follows:

As of and for the three months ended March 31, 2014:

	Cemeteries			Funeral Homes	Corporate	Adjustment	Total
	Southeast	Northeast	West
	(in thousands)
Revenues
Sales	$22,101	$7,410	$9,821	$—	$—	$(10,458)	$28,874
Service and other	11,626	10,604	10,923	—	—	(9,387)	23,766
Funeral home	—	—	—	13,254	—	(1,507)	11,747

Total revenues	33,727	18,014	20,744	13,254	—	(21,352)	64,387

Costs and expenses
Cost of sales	4,792	1,678	2,777	—	—	(1,743)	7,504
Cemetery	6,395	3,235	3,699	—	—	—	13,329
Selling	7,248	2,802	3,234	—	545	(2,640)	11,189
General and administrative	4,096	1,492	2,057	—	—	—	7,645
Corporate overhead	—	—	—	—	7,456	—	7,456
Depreciation and amortization	633	236	521	736	242	—	2,368
Funeral home	—	—	—	9,504	—	(218)	9,286
Acquisition related costs, net of recoveries	—	—	—	—	349	—	349

Total costs and expenses	23,164	9,443	12,288	10,240	8,592	(4,601)	59,126

Operating profit	$10,563	$8,571	$8,456	$3,014	$(8,592)	$(16,751)	$5,261

Total assets	$580,359	$318,937	$434,562	$135,819	$23,290	$—	$1,492,967
Amortization of cemetery property	$1,251	$583	$1,223	$—	$—	$(334)	$2,723
Long lived asset additions	$1,564	$442	$1,041	$57	$52	$—	$3,156
Goodwill	$6,174	$—	$11,948	$30,615	$—	$—	$48,737

As of and for the three months ended March 31, 2013:

	Cemeteries			Funeral Homes	Corporate	Adjustment	Total
	Southeast	Northeast	West
	(in thousands)
Revenues
Sales	$21,870	$8,977	$9,760	$—	$—	$(10,621)	$29,986
Service and other	11,105	6,551	9,129	—	—	(8,577)	18,208
Funeral home	—	—	—	12,827	—	(1,409)	11,418

Total revenues	32,975	15,528	18,889	12,827	—	(20,607)	59,612

Costs and expenses
Cost of sales	4,375	1,867	1,511	—	—	(1,463)	6,290
Cemetery	5,972	3,233	3,580	—	—	—	12,785
Selling	7,213	3,159	3,091	—	372	(2,611)	11,224
General and administrative	3,986	1,583	2,013	—	—	—	7,582
Corporate overhead	—	—	—	—	7,988	—	7,988
Depreciation and amortization	529	222	540	659	380	—	2,330
Funeral home	—	—	—	8,923	—	(187)	8,736
Acquisition related costs, net of recoveries	—	—	—	—	1,283	—	1,283

Total costs and expenses	22,075	10,064	10,735	9,582	10,023	(4,261)	58,218

Operating profit	$10,900	$5,464	$8,154	$3,245	$(10,023)	$(16,346)	$1,394

Total assets	$538,893	$312,930	$414,580	$130,375	$23,931	$—	$1,420,709
Amortization of cemetery property	$851	$622	$247	$—	$—	$(34)	$1,686
Long lived asset additions	$910	$877	$512	$8,654	$31	$—	$10,984
Goodwill	$6,174	$—	$11,948	$30,615	$—	$—	$48,737

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

Level 1: Quoted market prices available in active markets for identical assets or liabilities. The Company includes short-term investments, consisting primarily of money market funds, U.S. Government debt securities, publicly traded equity securities and mutual funds in its level 1 investments.

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

The following table displays the Company’s assets measured at fair value as of March 31, 2014 and December 31, 2013.

As of March 31, 2014

Merchandise Trust

	Level 1	Level 2	Total
	(in thousands)
Assets
Short-term investments	$59,227	$—	$59,227
Fixed maturities:
U.S. government and federal agency	—	—	—
U.S. state and local government agency	—	—	—
Corporate debt securities	—	9,428	9,428
Other debt securities	—	5,842	5,842

Total fixed maturity investments	—	15,270	15,270

Mutual funds—debt securities	113,592	—	113,592
Mutual funds—equity securities—real estate sector	51,210	—	51,210
Mutual funds—equity securities—energy sector	7,823	—	7,823
Mutual funds—equity securities—MLP’s	26,404	—	26,404
Mutual funds—equity securities—other	73,777	—	73,777
Equity securities:
Preferred REIT’s	—	—	—
Master limited partnerships	61,254	—	61,254
Global equity securities	28,025	—	28,025
Other invested assets	—	5,238	5,238

Total	$421,312	$20,508	$441,820

Perpetual Care Trust

	Level 1	Level 2	Total
	(in thousands)
Assets
Short-term investments	$20,381	$—	$20,381
Fixed maturities:
U.S. government and federal agency	119	—	119
U.S. state and local government agency	—	—	—
Corporate debt securities	—	24,937	24,937
Other debt securities	—	371	371

Total fixed maturity investments	119	25,308	25,427

Mutual funds—debt securities	116,933	—	116,933
Mutual funds—equity securities—real estate sector	42,673	—	42,673
Mutual funds—equity securities—energy sector	14,987	—	14,987
Mutual funds—equity securities—MLP’s	43,246	—	43,246
Mutual funds—equity securities—other	13,353	—	13,353
Equity securities:
Preferred REIT’s	—	—	—
Master limited partnerships	40,051	—	40,051
Global equity securities	924	—	924
Other invested assets	—	179	179

Total	$292,667	$25,487	$318,154

As of December 31, 2013

Merchandise Trust

	Level 1	Level 2	Total
	(in thousands)
Assets
Short-term investments	$46,518	$—	$46,518
Fixed maturities:
U.S. government and federal agency	—	—	—
U.S. state and local government agency	—	—	—
Corporate debt securities	—	9,171	9,171
Other debt securities	—	7,324	7,324

Total fixed maturity investments	—	16,495	16,495

Mutual funds—debt securities	111,333	—	111,333
Mutual funds—equity securities—real estate sector	49,103	—	49,103
Mutual funds—equity securities—energy sector	—	—	—
Mutual funds—equity securities—MLP’s	36,193	—	36,193
Mutual funds—equity securities—other	72,234	—	72,234
Equity securities:
Preferred REIT’s	—	—	—
Master limited partnerships	57,258	—	57,258
Global equity securities	28,437	—	28,437
Other invested assets	—	5,723	5,723

Total	$401,076	$22,218	$423,294

Perpetual Care Trust

	Level 1	Level 2	Total
	(in thousands)
Assets
Short-term investments	$16,686	$—	$16,686
Fixed maturities:
U.S. government and federal agency	372	—	372
U.S. state and local government agency	—	—	—
Corporate debt securities	—	24,510	24,510
Other debt securities	—	371	371

Total fixed maturity investments	372	24,881	25,253

Mutual funds—debt securities	116,013	—	116,013
Mutual funds—equity securities—real estate sector	40,763	—	40,763
Mutual funds—equity securities—energy sector	14,761	—	14,761
Mutual funds—equity securities—MLP’s	46,817	—	46,817
Mutual funds—equity securities—other	13,252	—	13,252
Equity securities:
Preferred REIT’s	—	—	—
Master limited partnerships	36,925	—	36,925
Global equity securities	919	—	919
Other invested assets	—	382	382

Total	$286,508	$25,263	$311,771

Level 2 securities primarily consist of corporate and other fixed income debt securities. The Company obtains pricing information for these securities from an independent pricing vendor. The pricing vendor uses various pricing models for each asset class that are consistent with what other market participants would use. The inputs and assumptions to the pricing vendor’s model are derived from market observable sources including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, and other market-related data. Since many fixed income securities do not trade on a daily basis, the pricing vendor uses available information as applicable such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing. Thus, certain securities may not be priced using quoted prices, but rather determined from market observable information. These investments are included in Level 2. The Company reviews the information provided by the pricing vendor on a regular basis. In addition, the pricing vendor has an established process in place for the identification and resolution of potentially erroneous prices.

There were no level 3 assets.

16.	SUBSEQUENT EVENTS

On April 2, 2014, StoneMor Operating LLC and certain other subsidiaries of StoneMor Partners L.P. (the “Company”) entered into two Asset Sale Agreements (collectively, the “Agreements”) with certain subsidiaries of Service Corporation International (“SCI”) to acquire 9 funeral homes, 12 cemeteries, 2 crematories and certain related assets in Central Florida, North Carolina, Southeastern Pennsylvania and Virginia.

In consideration for the transfer of the assets and in addition to the assumption of certain liabilities pursuant to the Agreements, the Company will pay an aggregate purchase price of $53.8 million, subject to certain adjustments. The closing of the transactions is subject to the satisfaction of certain closing conditions, including obtaining all necessary regulatory approvals, including the approval of the Federal Trade Commission (“FTC”), and financing for the purchase price.

SCI can terminate the Agreements if, among other conditions, (i) all regulatory approvals are not obtained by June 30, 2014, subject to certain extensions; or (ii) the Company does not obtain the necessary financing within 20 business days after all regulatory approvals are obtained. If the Agreements are terminated due to the Company’s inability to obtain the financing for the purchase price within 20 business days after all regulatory approvals are obtained, and the Company did not use its best efforts to obtain such financing, the Company will be obligated to pay a break-up fee of $1.0 million.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in “Part I, Item 1” of this Quarterly Report on Form 10-Q.

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

When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (“2013 Form 10-K”) and our other reports filed with the SEC. Except as required under applicable law, we assume no obligation to update or revise any forward-looking statements made herein or any other forward-looking statements made by us, whether as a result of new information, future events or otherwise.

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

Cornerstone had been founded in 1999 by members of our management team and a private equity investment firm in order to acquire a group of 123 cemetery properties and 4 funeral homes. Since that time, Cornerstone, succeeded by us, has acquired additional cemeteries and funeral homes, entered into long term cemetery operating agreements, built funeral homes, and sold cemeteries and funeral homes, resulting in the operation of 278 cemeteries and 90 funeral homes as of March 31, 2014.

Capitalization

On September 20, 2004, we completed our initial public offering. Since that time, we have completed additional follow-on public offerings and debt offerings. On February 27, 2014, we completed our most recent follow-on public offering of 2,300,000 common units at a price of $24.45 per unit. Net proceeds of the offering, after deducting underwriting discounts and offering expenses, were approximately $53.2 million. The proceeds were used to pay down borrowings outstanding under our revolving credit facility.

Overview

Cemetery Operations

We are currently the second largest owner and operator of cemeteries in the United States. As of March 31, 2014, we operated 278 cemeteries in 27 states and Puerto Rico. We own 260 of these cemeteries, and we operate the remaining 18 under management or operating agreements with the nonprofit cemetery corporations that own the cemeteries. As a result of the agreements, other control arrangements and applicable accounting rules, we have treated 16 of these cemeteries as acquisitions for accounting purposes.

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

We sell cemetery products and services both at the time of death, which we refer to as at-need, and prior to the time of death, which we refer to as pre-need. Revenues from cemetery operations accounted for approximately 81.8% and 80.8% of our total revenues during the three months ended March 31, 2014 and 2013, respectively.

Our results of operations for our cemetery operations are determined primarily by the volume of sales of products and services and the timing of product delivery and performance of services. We derive our cemetery revenues primarily from:

•	at-need sales of cemetery interment rights, merchandise and services, which we recognize as revenue when we have delivered the related merchandise or performed the service;

•	pre-need sales of cemetery interment rights, which we generally recognize as revenues when we have collected 10% of the sales price from the customer;

•	pre-need sales of cemetery merchandise, which we recognize as revenues when we satisfy the criteria specified below for delivery of the merchandise to the customer;

•	pre-need sales of cemetery services which we recognize as revenues when we perform the services for the customer;

•	investment income from assets held in our merchandise trust, which we recognize as revenues when we deliver the underlying merchandise or perform the underlying services and recognize the associated sales revenue as discussed above;

•	investment income from perpetual care trust, excluding realized gains and losses on the sale of trust assets, which we recognize as revenues as the income is earned in the trust; and

•	other items, such as interest income on pre-need installment contracts and sales of land.

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

Contracts related to pre-need installment sales are usually for a period not to exceed 60 months, with payments of principal and interest required. Pre-need sales contracts normally contain provisions for both principal and interest. For those contracts that do not bear a market rate of interest, we impute such interest based upon the prime rate plus 150 basis points, which resulted in a rate of 4.75% for the three months ended March 31, 2014 and 2013.

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

Funeral Home Operations

As of March 31, 2014, we owned and operated 90 funeral homes. These properties are located in 18 states and Puerto Rico. Forty-one of our funeral homes are located on the grounds of cemeteries that we own.

We derive revenues at our funeral homes from the sale of funeral home merchandise, including caskets and related funeral merchandise, and services, including removal and preparation of remains, the use of our facilities for visitation, worship and performance of funeral services and transportation services. We sell these services and merchandise generally at the time of need utilizing salaried licensed funeral directors. Funeral home revenues accounted for approximately 18.2% of our total revenues during the three months ended March 31, 2014 as compared to 19.2% during the same periods last year.

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

Corporate

We incur fixed costs for corporate overhead primarily for centralized functions, such as payroll, accounting, collections and professional fees. We also incur expenses related to reporting requirements under U.S. federal securities laws and certain other additional expenses of being a public company.

2014 Developments

Significant business developments for the three months ended March 31, 2014 include the following:

•	On February 27, 2014, we completed a follow-on public offering of 2,300,000 common units at a price of $24.45 per unit. Net proceeds of the offering, after deducting underwriting discounts and offering expenses, were approximately $53.2 million. The proceeds were used to pay down borrowings outstanding on our revolving credit facility.

•	On March 20, 2014, we entered into Amendment No. 1 to the Lease Agreement with the Archdiocese of Philadelphia, which extended the period for satisfying certain conditions precedent under the Lease to May 30, 2014, after which either party to the Amendment has the right to terminate the Lease if the conditions precedent are not satisfied. For more details, see Note 13 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

We entered into asset sale agreements on April 2, 2014 with Service Corporation International (“SCI”) to acquire 9 funeral homes, 12 cemeteries, 2 crematories and certain related assets in Central Florida, North Carolina, Southeastern Pennsylvania and Virginia. In consideration for the transfer of the assets and in addition to the assumption of certain liabilities, we will pay an aggregate purchase price of $53.8 million, subject to certain adjustments. The closing of the transactions is subject to the satisfaction of certain closing conditions, including obtaining all necessary regulatory approvals, including the approval of the Federal Trade Commission (“FTC”), and financing for the purchase price. SCI can terminate the agreements if, among other conditions, (i) all regulatory approvals are not obtained by June 30, 2014, subject to certain extensions; or (ii) we do not obtain the necessary financing within 20 business days after all regulatory approvals are obtained. If the agreements are terminated due to our inability to obtain the financing for the purchase price within 20 business days after all regulatory approvals are obtained, and we did not use our best efforts to obtain such financing, we will be obligated to pay a break-up fee of $1.0 million.

Current Market Conditions and Economic Developments

In general, the financial markets have trended upward over the past few years. As of March 31, 2014, the market value of the assets in our merchandise trusts exceeded their amortized cost by 2.2%, which is a slight decline from December 31, 2013 when the market value of the assets exceeded their amortized cost by 2.6%. As of March 31, 2014, the market value of the assets in our perpetual care trusts exceeded their amortized cost by 11.2%, which is an improvement from December 31, 2013 when the market value of the assets exceeded their amortized cost by 10.5%.

As of March 31, 2014, the majority of our long-term debt consisted of $175.0 million in Senior Notes due 2021 and $77.4 million of borrowings under our revolving credit facility which expires in 2017. As of March 31, 2014, we had $62.6 million of availability under our revolving credit facility. Further, on February 27, 2014, we raised capital via a follow-on public offering of our common units, representing a limited partnership interest in us.

The value of pre-need and at-need contracts written was $63.7 million for the three months ended March 31, 2014 as compared to $63.8 million during the same periods last year.

Impact on Our Ability to Meet Our Debt Covenants

Current market conditions have not negatively impacted our ability to meet our significant debt covenants. These covenants specifically relate to a certain measure of Consolidated EBITDA and certain coverage and leverage ratios as defined in the Credit Agreement described below.

Consolidated EBITDA is primarily related to the current period value of contracts written, investment income from the merchandise and perpetual care trusts, and current expenses incurred. The revenue recognition rules we must follow in accordance with GAAP are not considered.

We have two primary debt covenants that are dependent upon our financial results, the Consolidated Leverage Ratio and the Consolidated Debt Service Coverage Ratio. The Consolidated Leverage Ratio relates to the ratio of Consolidated Funded Indebtedness to Consolidated EBITDA. Our Consolidated Leverage Ratio was 3.42 at March 31, 2014 compared to a maximum allowed ratio of 3.875. The Consolidated Debt Service Coverage Ratio relates to the ratio of Consolidated EBITDA to Consolidated Debt Service. Our Consolidated Debt Service Coverage Ratio was 3.24 at March 31, 2014 compared to a minimum allowed ratio of 2.50.

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

Critical Accounting Policies and Estimates

The unaudited condensed consolidated financial statements are prepared in conformity with GAAP. The preparation of these financial statements required us to make estimates, judgments and assumptions that affected the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods (see Note 1 to the unaudited condensed consolidated financial statements). Our critical accounting policies are those that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgment. These critical accounting policies are discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2013 Form 10-K. There have been no significant changes to our critical accounting policies since the filing of our 2013 Form 10-K.

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

The method of accounting we utilize to analyze our overall results of operations, including segment results, provides for a production based view of our business. Under the production based view, we recognize revenues at their contract value at the point in time in which the contract is written, less a historic cancellation reserve. All related costs are expensed in the period the contract is recognized as revenue. In contrast, GAAP requires that we defer all revenues and the direct costs associated with these revenues, until we meet certain delivery and performance requirements. The nature of our business is such that there is no meaningful relationship between the time that elapses from the date a contract is executed and the date the underlying merchandise is delivered or the service, delivery and performance requirements are met. Further, certain factors affecting this time period, such as weather and supplier issues, are out of our control. As a result, during a period of growth, operating profits as defined by GAAP will tend to lag behind operating profits on a production based view because of the required deferral of revenues. Our performance based view ignores these delays and presents results based upon the underlying value of contracts written. We believe this is the most reliable indicator of our performance for a given period as the value of contracts written less a historical cancellation reserve reflects the economic value added during a given period of time. Accordingly, the ensuing segment discussion is on a basis of accounting that differs from generally accepted accounting principles. See Note 1 to the consolidated financial statements included in the 2013 Form 10-K for a more detailed discussion of our accounting policies under GAAP.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Cemetery Segments

Cemetery Operations—Southeast

Since March 31, 2013, we have acquired two properties in our Cemetery Operations – Southeast segment. The first acquisition occurred during the third quarter of 2013, and the second occurred during the first quarter of 2014. The results of operations for these acquired properties have no impact on the results for the three months ended March 31, 2013, but are included in the results for the three months ended March 31, 2014. The acquisitions contributed approximately $0.8 million of revenues and $0.4 million of costs and expenses of the segment in 2014.

The table below compares the results of operations for our Cemetery Operations – Southeast for the three months ended March 31, 2014 to the same period last year:

	Three months ended March 31,
	2014	2013	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Total revenues	$33,727	$32,975	$752	2.3%
Total costs and expenses	23,164	22,075	1,089	4.9%

Operating profit	$10,563	$10,900	$(337)	-3.1%

Revenues

The increase in revenues was primarily related to an increase of $0.7 million in income from our trusts and $0.1 million in the value of pre-need contracts written. Absent our two recent acquisitions, the value of contracts written would have decreased $0.5 million. This decrease was caused in part by lost sales days due to difficult weather conditions. Our investment results can vary from period to period based on a number of factors including realized income and the timing of the recognition of gains within the trusts.

Total costs and expenses

The net increase in costs and expenses was primarily related to:

•	A $0.4 million increase in cost of goods sold primarily attributable to the corresponding increase in the value of contracts written and product mix.

•	A $0.4 million increase in cemetery expenses due to a $0.3 million increase in repair and maintenance expenses and a $0.1 million increase in utility expenses.

•	A $0.1 million increase in general and administrative expenses due to marginal increases in rent, personnel costs and professional fees.

•	A $0.1 million increase in depreciation expense.

Cemetery Operations—Northeast

The table below compares the results of operations for our Cemetery Operations – Northeast for the three months ended March 31, 2014 to the same period last year:

	Three months ended March 31,
	2014	2013	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Total revenues	$18,014	$15,528	$2,486	16.0%
Total costs and expenses	9,443	10,064	(621)	-6.2%

Operating profit	$8,571	$5,464	$3,107	56.9%

Revenues

The increase in revenues was primarily caused by an increase in other income of $4.4 million primarily related to one land sale during the first quarter of 2014. This increase was partially offset by decreases of $1.3 million and $0.6 million in the value of pre-need contracts written and at-need contracts written, respectively. The decrease in the value of contracts written was caused in part by lost sales days due to difficult weather conditions.

Total costs and expenses

The net decrease in costs and expenses was primarily related to:

•	A $0.2 million decrease in cost of goods sold primarily attributable to the corresponding decrease in the value of contracts written and product mix.

•	A $0.4 million decrease in selling expenses attributable to a decrease in commissions and personnel expenses.

Cemetery Operations—West

The table below compares the results of operations for our Cemetery Operations – West for the three months ended March 31, 2014 to the same period last year:

	Three months ended March 31,
	2014	2013	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Total revenues	$20,744	$18,889	$1,855	9.8%
Total costs and expenses	12,288	10,735	1,553	14.5%

Operating profit	$8,456	$8,154	$302	3.7%

Revenues

The increase in revenues was primarily related to increases of $1.8 million in income from our trusts and $0.2 million in the value of pre-need contracts written, partially offset by a $0.2 million decrease in the value of at-need contracts written. Our investment results can vary from period to period based on a number of factors including realized income and the timing of the recognition of gains within the trusts.

Total costs and expenses

The net increase in costs and expenses was primarily related to:

•	A $1.3 million increase in cost of goods sold primarily related to product mix.

•	A $0.1 million increase in cemetery expenses due to an increase in repair and maintenance costs.

•	A $0.1 million increase in selling expenses primarily due to increases in commissions and personnel expenses.

Funeral Home Segment

In the first quarter of 2013 we acquired six funeral homes. Therefore, the results of operations for these properties have a lesser impact on the results for the three months ended March 31, 2013, but are included in the results for the three months ended March 31, 2014. These additions are responsible for the increases to revenues and costs and expenses for the Funeral Homes segment.

The table below compares the results of operations for our Funeral Home segment for the three months ended March 31, 2014 to the same period last year:

	Three months ended March 31,
	2014	2013	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Total revenues	$13,254	$12,827	$427	3.3%
Total costs and expenses	10,240	9,582	658	6.9%

Operating profit	$3,014	$3,245	$(231)	-7.1%

Revenues

The increase in revenues was primarily attributable to a $0.6 million increase in pre-need revenues, partially offset by a $0.2 million decrease in at-need revenues.

Total costs and expenses

The increase in costs and expenses was primarily attributable to increases of $0.2 million in personnel expenses, $0.2 million in merchandise costs, $0.3 million in facility related costs and $0.1 million in depreciation and amortization expense, partially offset by a decrease of $0.1 million in advertising expense.

Corporate Segment

The table below compares expenses incurred by the Corporate segment for the three months ended March 31, 2014 to the same period last year:

	Three months ended March 31,
	2014	2013	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Selling, cemetery and general and administrative expenses	$545	$372	$173	46.5%
Depreciation and amortization	242	380	(138)	-36.3%
Acquisition related costs, net of recoveries	349	1,283	(934)	-72.8%
Corporate expenses
Corporate personnel expenses	3,243	4,304	(1,061)	-24.7%
Other corporate expenses	4,213	3,684	529	14.4%

Total corporate overhead	7,456	7,988	(532)	-6.7%

Total corporate expenses	$8,592	$10,023	$(1,431)	-14.3%

The decrease in corporate expenses was primarily driven by decreases in corporate overhead and acquisition related costs. The decrease in corporate overhead was due to a decrease of $1.0 million in personnel expenses, partially offset by an increase of $0.4 million in professional fees and a net increase of $0.1 million in other miscellaneous corporate expenses. Acquisition related costs will vary from period to period depending on the amount of acquisition activity that takes place.

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

The table below analyzes results of operations and the changes therein for the three months ended March 31, 2014 as compared to the same period last year. The table is structured so that our readers can determine whether changes were based upon changes in the level of merchandise and services and other revenues generated during each period and/ or changes in the timing of when merchandise and services were delivered:

	Three months ended			Three months ended
	March 31, 2014			March 31, 2013
	(in thousands)			(in thousands)
	Segment Results (non-GAAP)	GAAP Adjustments	GAAP Results	Segment Results (non-GAAP)	GAAP Adjustments	GAAP Results	Change in GAAP results ($)	Change in GAAP results (%)
Revenues
Pre-need cemetery revenues	$29,976	$(9,268)	$20,708	$30,941	$(9,429)	$21,512	$(804)	-3.7%
At-need cemetery revenues	19,848	(1,225)	18,623	20,743	(1,364)	19,379	(756)	-3.9%
Investment income from trusts	15,628	(9,651)	5,977	13,102	(8,472)	4,630	1,347	29.1%
Interest income	2,007	—	2,007	1,865	—	1,865	142	7.6%
Funeral home revenues	13,254	(1,507)	11,747	12,827	(1,409)	11,418	329	2.9%
Other cemetery revenues	5,026	299	5,325	741	67	808	4,517	559.0%

Total revenues	85,739	(21,352)	64,387	80,219	(20,607)	59,612	4,775	8.0%

Costs and expenses
Cost of goods sold	9,247	(1,743)	7,504	7,753	(1,463)	6,290	1,214	19.3%
Cemetery expense	13,329	—	13,329	12,785	—	12,785	544	4.3%
Selling expense	13,829	(2,640)	11,189	13,835	(2,611)	11,224	(35)	-0.3%
General and administrative expense	7,645	—	7,645	7,582	—	7,582	63	0.8%
Corporate overhead	7,456	—	7,456	7,988	—	7,988	(532)	-6.7%
Depreciation and amortization	2,368	—	2,368	2,330	—	2,330	38	1.6%
Funeral home expense	9,504	(218)	9,286	8,923	(187)	8,736	550	6.3%
Acquisition related costs, net of recoveries	349	—	349	1,283	—	1,283	(934)	-72.8%

Total costs and expenses	63,727	(4,601)	59,126	62,479	(4,261)	58,218	908	1.6%

Operating profit	$22,012	$(16,751)	$5,261	$17,740	$(16,346)	$1,394	$3,867	277.4%

Revenues

Pre-need cemetery revenues were $20.7 million for the three months ended March 31, 2014, a decrease of $0.8 million, or 3.7%, as compared to $21.5 million during the same period last year. The decrease was the result of a decrease of $1.0 million in the value of cemetery contracts written, partially offset by a decrease of $0.2 million in deferred revenue.

At-need cemetery revenues were $18.6 million for the three months ended March 31, 2014, a decrease of $0.8 million, or 3.9%, as compared to $19.4 million during the same period last year. The decrease was primarily caused by a decrease of $0.9 million in the value of cemetery contracts written, partially offset by a decrease of $0.1 million in deferred revenue.

Investment income from trusts was $6.0 million for the three months ended March 31, 2014, an increase of $1.4 million, or 29.1%, as compared to $4.6 million during the same period last year. On a segment basis, we had an increase of $2.5 million primarily related to an increase in realized gains on our investments, which was offset by an adjustment of $1.1 million related to funds for which we have not met the requirements that would allow us to recognize them as revenue.

Interest income on accounts receivable was $2.0 million for the three months ended March 31, 2014, an increase of $0.1 million, or 7.6%, as compared to $1.9 million during the same period last year.

Funeral home revenues were $11.7 million for the three months ended March 31, 2014, an increase of $0.3 million, or 2.9%, as compared to $11.4 million during the same period last year. The increase was primarily caused by an increase of $0.4 million in the value of contracts written and other revenue, which was partially offset by an increase of $0.1 million in deferred revenue. The increase in the value of contracts written was attributable to funeral home acquisitions that occurred during the first quarter of 2013.

Other cemetery revenues were $5.3 million for the three months ended March 31, 2014, an increase of $4.5 million, as compared to $0.8 million during the same period last year. The increase was primarily caused by one land sale during the first quarter of 2014.

Costs and Expenses

Cost of goods sold was $7.5 million for the three months ended March 31, 2014, an increase of $1.2 million, or 19.3%, as compared to $6.3 million during the same period last year. The ratio of cost of goods sold to pre-need and at-need cemetery revenues was 19.1% during the three months ended March 31, 2014 as compared to 15.4% during the same period last year. The increase in the ratio is due to the inclusion of the cost of property sold as part of a land sale that is presented within “Other cemetery revenues.”

Cemetery expenses were $13.3 million during the three months ended March 31, 2014, an increase of $0.5 million, or 4.3%, compared to $12.8 million during the same period last year. Within this category, there were increases of $0.3 million in utility expenses and $0.3 million in general repair and maintenance expenses, partially offset by a decrease of $0.1 million in other miscellaneous cemetery costs. Cemetery expenses relate to the current costs of managing and maintaining our cemetery properties. These costs are expensed as incurred and are not deferred. Accordingly, from a margin standpoint, the most effective gauge of measuring cemetery expenses is as a ratio of segment level pre-need and at-need cemetery revenues. Changes in this ratio give an indication of our ability to manage and control our operating costs relative to our overall cemetery operations. An increase in the ratio indicates that expense increases related to the operation and maintenance of our cemetery properties exceeded increases in the value of contracts written, while a decrease in the ratio indicates that expense growth did not exceed increases in the value of contracts written. In the short-term, this ratio can be positively or negatively impacted by our acquisitions, including such factors as how long it takes us to fully implement our pre-need sales programs and whether there are any unanticipated costs. Over the long-term, we would expect this ratio to slightly decline as many of the expenses in this category are fixed in nature. The ratio of cemetery expenses to segment level pre-need and at-need cemetery revenues was 26.8% during the three months ended March 31, 2014 as compared to 24.7% during the same period last year.

Selling expenses were $11.2 million during the three months ended March 31, 2014 and the same period last year. The ratio of selling expenses to cemetery revenues was 28.4% during the three months ended March 31, 2014 as compared to 27.4% during the same period last year, largely due to an increase in advertising costs and the reduction pre-need and at-need cemetery revenues. This ratio gives some indication of how effectively the money we invest in selling efforts is translating into sales. However, most of our selling expenses are directly related to sales commissions and bonuses, which would be directly related to changes in the value of pre-need and at-need contracts written. As a result, we would expect this ratio to remain fairly consistent.

General and administrative expenses were $7.6 million during the three months ended March 31, 2014 and the same period last year. General and administrative expenses are expensed as incurred and are not deferred. Accordingly, from a margin standpoint, the most effective gauge of measuring general and administrative expenses is as a ratio of segment level pre-need and at-need cemetery revenues. Changes in this ratio give an indication of our ability to manage and control our general and administrative costs relative to our overall cemetery operations. An increase in the ratio indicates that general and administrative percentage expense increases related to our cemetery properties exceeded percent increases in the value of contracts written, while a decrease in the ratio indicates that expense growth on a percentage basis did not exceed percentage increases in the value of contracts written. In the short-term, this ratio can be positively or negatively impacted by our acquisitions, including such factors as how long it takes us to fully implement our pre-need sales programs and whether there are any unanticipated costs. Over the long-term, we would expect this ratio to slightly decrease as many of the expenses in this category are fixed in nature. The ratio of general and administrative expenses to segment level pre-need and at-need cemetery revenues was 15.3% during the three months ended March 31, 2014 as compared to 14.7% during the same period last year.

Total corporate overhead was $7.5 million for the three months ended March 31, 2014, a decrease of $0.5 million, or 6.7% compared to $8.0 million during the same period last year. The decrease in corporate overhead was driven by a decrease of $1.0 million in personnel expenses, partially offset by an increase of $0.4 million in professional fees and a net increase of $0.1 million in other miscellaneous corporate expenses.

Depreciation and amortization was $2.4 million during the three months ended March 31, 2014, an increase of $0.1 million, or 1.6%, as compared to $2.3 million during the same period last year. The increase was primarily due to additional depreciation and amortization from our acquisitions.

Funeral home expenses were $9.3 million for the three months ended March 31, 2014, an increase of $0.6 million, or 6.3%, compared to $8.7 million during the same period last year. The increase was primarily driven by our most recent acquisitions and was attributable to segment level increases of $0.2 million in personnel expenses, $0.2 million in merchandise costs and $0.3 million in facility related costs, partially offset by a decrease of $0.1 million in advertising expense.

Acquisition related costs were $0.3 million for the three months ended March 31, 2014, a decrease of $1.0 million, or 72.8%, as compared to $1.3 million during the same period last year. These costs will vary from period to period depending on the amount of acquisition activity that takes place.

Non-segment Allocated Results

Certain statement of operations amounts are not allocated to segment operations. These amounts are those line items that can be found on our unaudited condensed consolidated statement of operations below operating profit and above net income (loss).

The table below summarizes these items and the changes between the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013	Change ($)	Change (%)
	(in thousands)
Gain on acquisition	$412	$—	$412	100.0%
Gain on settlement agreement	—	912	(912)	-100.0%
Interest expense	5,574	5,463	111	2.0%
Income tax expense (benefit)	$(310)	$(957)	$647	-67.6%

The gain on acquisition recorded during the three months ended March 31, 2014 relates to our first quarter 2014 acquisition. Refer to Note 13 of our unaudited condensed consolidated financial statements in Item 1 of this Form 10-Q for a more detailed discussion.

During the three months ended March 31, 2013, we had funds placed into trust of approximately $1.3 million related to the partial settlement of claims from locations we acquired in 2010. A gain of $0.9 million had been recorded as gain on settlement agreement, which was net of legal fees of $0.4 million.

Interest expense has increased during the three months ended March 31, 2014 as compared to the same period last year. This increase is primarily caused by an increase in the rates on our revolving credit facility and a higher overall effective interest rate due to the amortization of financing costs and debt discounts related to our senior notes. These increases are partially offset by a net reduction in interest expense due to retirement of our 10.25% senior notes and related issuance of our 7.875% senior notes in the second quarter of 2013, as well as a reduction in the average amounts outstanding under our revolving credit facility. Average amounts outstanding under the credit facility were $100.6 million and $109.7 million during the three months ended March 31, 2014 and 2013, respectively.

We had an income tax benefit of $0.3 million for the three months ended March 31, 2014, as compared to a benefit of $1.0 million during the same period last year. Our effective tax rate differs from our statutory tax rate primarily because our legal entity structure includes different tax filing entities, including a significant number of partnerships that are not subject to paying tax.

Supplemental Data

The following table presents supplemental operating data for the periods presented:

	Three months ended March 31,
	2014	2013
Operating Data:
Interments performed	11,313	12,119
Interment rights sold (1):
Lots	5,277	5,759
Mausoleum crypts (including pre-construction)	564	456
Niches	261	287

Net interment rights sold (1)	6,102	6,502

Number of contracts written	23,831	24,494
Aggregate contract amount, in thousands (excluding interest)	$63,672	$63,824
Average amount per contract (excluding interest)	$2,672	$2,606
Number of pre-need contracts written	11,928	11,942
Aggregate pre-need contract amount, in thousands (excluding interest)	$41,762	$41,299
Average amount per pre-need contract (excluding interest)	$3,501	$3,458
Number of at-need contracts written	11,903	12,552
Aggregate at-need contract amount, in thousands (excluding interest)	$21,910	$22,525
Average amount per at-need contract (excluding interest)	$1,841	$1,795

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

Long-term Debt

7.875% Senior Notes due 2021

On May 28, 2013, we issued $175.0 million aggregate principal amount of 7.875% Senior Notes due 2021 (the “Senior Notes”). We pay 7.875% interest per annum on the principal amount of the Senior Notes, payable in cash semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2013. The net proceeds from the offering were used to retire a $150.0 million aggregate principal amount of 10.25% Senior Notes due 2017 (the “Prior Senior Notes”) and the remaining proceeds were used for general corporate purposes. The Senior Notes were issued at 97.832% of par resulting in gross proceeds of $171.2 million with an original issue discount of approximately $3.8 million. We incurred debt issuance costs and fees of approximately $4.6 million. These costs and fees are deferred and will be amortized over the life of these notes. As of March 31, 2014, we were in compliance with all applicable covenants of the Senior Notes.

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

The Credit Agreement was amended three times in 2013. As amended, we have a revolving credit facility (the “Credit Facility”) with a borrowing limit of $140.0 million and a maturity date of January 19, 2017. The Credit Facility may be used to finance working capital requirements, Permitted Acquisitions and Capital Expenditures. The Maximum Consolidated Leverage Ratio was 4.00 through December 31, 2013, 3.875 at March 31, 2014, and will be 3.750 for the measurement period ending on June 30, 2014 and thereafter. The Minimum Consolidated Debt Service Coverage Ratio is 2.50 for all measurement periods. The ranges of the Applicable Rates are 3.00%, 4.00%, and .800% for Base Rate Loans, Eurodollar Rate Loans and Letter of Credit Fees, and Commitment Fees, respectively, when the Consolidated Leverage Ratio is greater than or equal to 3.75 to 1.0. We are not allowed to permit Consolidated EBITDA for any most recently completed four fiscal quarters to be less than the sum of (i) $57.8 million plus (ii) 80% of the aggregate of all Consolidated EBITDA for each Permitted Acquisition completed after March 31, 2013.

The amount of aggregate consideration we may pay for a Permitted Acquisition after March 31, 2014, without Required Lender approval, is $10.0 million on an individual basis and $50.0 million when aggregated with the total Aggregate Consideration paid by or on behalf of us for all other Permitted Acquisitions which closed within the immediately preceding 365 days. In case of a Significant Permitted Acquisition Transaction, a Permitted Acquisition in which the Aggregate Consideration exceeds $35.0 million when aggregated with the total Aggregate Consideration for all other Permitted

Acquisitions which closed within the immediately preceding 180 days, the Borrowers are permitted, subject to certain limitations, to temporarily increase the Consolidated Leverage Ratio to 4.00 to 1.0 for one or more of the four immediately succeeding covenant measurement periods.

The interest rates on amounts outstanding under the Credit Facility were approximately 4.2% at March 31, 2014. Amounts borrowed may be either Base Rate Loans or Eurodollar Rate Loans and amounts repaid or prepaid during the term may be reborrowed. Depending on the type of loan, borrowings bear interest at the Base Rate or Eurodollar Rate, plus applicable margins ranging from 1.25% to 3.00% and 2.25% to 4.00%, respectively, depending on our Consolidated Leverage Ratio. The Base Rate is the highest of the Prime Rate, the Federal Funds Rate plus 0.50%, or the Eurodollar Rate plus 1.0%. The Eurodollar Rate is the British Bankers Association LIBOR Rate. Amounts outstanding under the Credit Facility approximate their fair value.

The Credit Agreement requires us to pay an unused Commitment Fee, which is calculated based on the amount by which the commitments under the Credit Agreement exceed the usage of such commitments. The Commitment Fee Rate ranges from 0.375% to 0.800% depending on our Consolidated Leverage Ratio.

The Credit Agreement contains restrictive covenants that, among other things, prohibit distributions upon defined events of default, restrict investments and sales of assets and require us to maintain certain financial covenants, including specified financial ratios. A material decrease in revenues could cause us to breach certain of our financial covenants. Any such breach could allow the Lenders to accelerate our debt (and cause cross-default) which would have a material adverse effect on our business, financial condition or results of operations. Our covenants include a certain measure of Consolidated EBITDA, a Consolidated Leverage Ratio and a Consolidated Debt Service Coverage Ratio. As of March 31, 2014, we were in compliance with all applicable financial covenants.

Amounts outstanding under our Credit Facility fluctuated during the three months ended March 31, 2014 and 2013. At the beginning of 2014, we had $114.0 million outstanding on our Credit Facility. During the first quarter of 2014, we reduced our borrowings on the Credit Facility by $36.6 million as we had borrowed $17.0 million prior to February 27, 2014 and then we used the net proceeds from our February 27, 2014 follow-on public offering and other available cash to repay $53.6 million of amounts outstanding on our Credit Facility, resulting in outstanding borrowings of $77.4 million at March 31, 2014. At the beginning of 2013, we had $101.7 million outstanding on our Credit Facility. During the first quarter of 2013, we reduced our borrowings on the Credit Facility by $19.8 million as we had borrowed $18.6 million prior to March 26, 2013 and then we used the net proceeds of approximately $38.4 million from our March 26, 2013 follow-on public offering to repay amounts outstanding on our Credit Facility, resulting in outstanding borrowings of $81.9 million at March 31, 2013. The average amounts borrowed under our Credit Facility were $100.6 million and $109.7 million for the three months ended March 31, 2014 and 2013, respectively.

For a more detailed description of our long-term debt agreements, see our 2013 Form 10-K.

Pending transactions

Agreements with the Archdiocese of Philadelphia

On September 26, 2013, we entered into a Lease Agreement and a Management Agreement with the Archdiocese of Philadelphia under which we will operate 13 cemeteries in Pennsylvania for a term of 60 years. The closing of the transaction is contingent, among other matters, upon us obtaining financing for an upfront rental payment of $53.0 million. On March 20, 2014, we entered into the Amendment to the Lease, which extended the period for satisfying certain conditions precedent under the Lease to May 30, 2014. For more details, see Note 13 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Agreements with the Service Corporation International

We entered into asset sale agreements on April 2, 2014 with Service Corporation International (“SCI”) to acquire 9 funeral homes, 12 cemeteries, 2 crematories and certain related assets in Central Florida, North Carolina, Southeastern Pennsylvania and Virginia. In consideration for the transfer of the assets and in addition to the assumption of certain liabilities, we will pay an aggregate purchase price of $53.8 million, subject to certain adjustments. The closing of the transactions is subject to the satisfaction of certain closing conditions, including obtaining all necessary regulatory approvals, including the approval of the Federal Trade Commission (“FTC”), and financing for the purchase price. SCI can terminate the agreements if, among other conditions, (i) all regulatory approvals are not obtained by June 30, 2014, subject to certain extensions; or (ii) we do not obtain the necessary financing within 20 business days after all regulatory approvals are obtained. If the agreements are terminated due to our inability to obtain the financing for the purchase price within 20 business days after all regulatory approvals are obtained, and we did not use our best efforts to obtain such financing, we will be obligated to pay a break-up fee of $1.0 million.

Cash Flow from Operating Activities

Cash flows used in operating activities were $2.9 million during the three months ended March 31, 2014, compared to $6.9 million of cash flows provided by operating activities during the same period last year. The key factors contributing to the net decrease in cash flows were the increased amount of cash we used to settle accounts payable and accrued liabilities and increased inflows into our trusts. These reductions in cash flow were partially offset by more cash generated from normal revenue producing activities during the first quarter of 2014 compared to the same period in 2013.

Cash Flow from Investing Activities

Net cash used in investing activities was $2.3 million during the three months ended March 31, 2014 as compared to $11.9 million during the same period last year. Cash flows used for investing activities during the three months ended March 31, 2014 were $0.2 million for the acquisition of one cemetery and $2.1 million for other capital expenditures. Cash flows used for investing activities during the three months ended March 31, 2013 were $9.1 million for the acquisition of 6 funeral homes and $2.8 million for other capital expenditures.

Cash Flow from Financing Activities

Cash flows provided by financing activities were $1.3 million during the three months ended March 31, 2014 as compared to $5.7 million during the same period last year. Cash flows provided by financing activities for the three months ended March 31, 2014 consisted of $53.2 million of proceeds from our follow-on public offering, partially offset by net repayments of long-term debt of $38.5 million, and cash distributions to unit holders of $13.4 million. Cash flows provided by financing activities for the three months ended March 31, 2013 consisted of $38.4 million of proceeds from our follow-on public offering offset by net repayments of long-term debt of $20.6 million and cash distributions to unit holders of $12.0 million.

Capital Expenditures

The following table summarizes total maintenance capital expenditures and expansion capital expenditures, including expenditures for the construction of mausoleums and for acquisitions, for the periods presented:

	Three months ended
	March 31,
	2014	2013
	(in thousands)
Maintenance capital expenditures	$1,330	$1,771
Expansion capital expenditures	948	10,176

Total capital expenditures	$2,278	$11,947

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

The information presented below should be read in conjunction with the notes to our unaudited condensed consolidated financial statements included under “Part I, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q.

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

Interest-Bearing Investments

Our fixed-income securities subject to market risk consist primarily of investments in our merchandise trusts and perpetual care trusts. As of March 31, 2014, the fair value of fixed-income securities in our merchandise trusts represented 3.4% of the fair value of total trust assets while the fair value of fixed-income securities in our perpetual care trusts represented 8.0% of the fair value of total trust assets. The aggregate quoted fair value of these fixed-income securities was $15.3 million and $25.4 million in merchandise trusts and perpetual care trusts, respectively, as of March 31, 2014. Each 1% change in interest rates on these fixed-income securities would result in changes of approximately $153,000 and $254,000 in the fair market value of the assets in our merchandise trusts and perpetual care trusts, respectively, based on discounted expected future cash flows. If these securities are held to maturity, no change in fair market value will be realized.

Our money market and other short-term investments subject to market risk consist primarily of investments in our merchandise trusts and perpetual care trusts. As of March 31, 2014, the fair value of money market and short-term investments in our merchandise trusts represented 13.2% of the fair value of total trust assets while the fair value of money market and short-term investments in our perpetual care trusts represented 6.4% of the fair value of total trust assets. The aggregate quoted fair value of these money market and short-term investments was $59.2 million and $20.4 million in the merchandise trusts and perpetual care trusts, respectively, as of March 31, 2014. Each 1% change in interest rates on these money market and short-term investments would result in changes of approximately $592,000 and $204,000 in the fair market value of the assets in our merchandise trusts and perpetual care trusts, respectively, based on discounted expected future cash flows.

Marketable Equity Securities

Our marketable equity securities subject to market risk consist primarily of investments held in our merchandise trusts and perpetual care trusts. These assets consist of investments in both individual equity securities as well as closed and open ended mutual funds. As of March 31, 2014, the fair value of marketable equity securities in our merchandise trusts represented 19.8% of the fair value of total trust assets while the fair value of marketable equity securities in our perpetual care trusts represented 12.9% of total trust assets. The aggregate quoted fair market value of these marketable equity securities was $89.3 million and $41.0 million in our merchandise trusts and perpetual care trusts, respectively, as of March 31, 2014, based on final quoted sales prices. Each 10% change in the average market prices of the equity securities would result in a change of approximately $8.9 million and $4.1 million in the fair market value of securities held in the merchandise trusts and perpetual care trusts, respectively. As of March 31, 2014, the fair value of marketable closed and open ended mutual funds in our merchandise trusts represented 60.6% of the fair value of total trust assets while the fair value of closed and open ended mutual funds in our perpetual care trusts represented 72.7% of total trust assets. The aggregate quoted fair market value of these closed and open ended mutual funds was $272.8 million and $231.2 million in the merchandise trusts and perpetual care trusts, respectively, as of March 31, 2014, based on final quoted sales prices. Each 10% change in the average market prices of the closed and open ended mutual funds would result in a change of approximately $27.3 million and $23.1 million in the fair market value of securities held in our merchandise trusts and perpetual care trusts, respectively.

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

Debt Instruments

Our Credit Facility bears interest at a floating rate, based on LIBOR, which is adjusted quarterly. This subjects us to increases in interest expense resulting from movements in interest rates. As of March 31, 2014, we had $77.4 million of borrowings outstanding under our Credit Facility. After these borrowings, our unused line of credit under the Credit Facility is $62.6 million. The interest rates on amounts outstanding under the Credit Facility were approximately 4.2% at March 31, 2014.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in “Part I, Item 1A. Risk Factors” in our 2013 Form 10-K, which could materially affect our business, financial condition or future results.

The risks described in the 2013 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including the risks faced by us described in our 2013 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

10.1	Amendment No. 1 to Lease Agreement, dated as of March 20, 2014, by and among StoneMor Operating, LLC, StoneMor Pennsylvania LLC and StoneMor Pennsylvania Subsidiary LLC, the Archdiocese of Philadelphia, and StoneMor Partners L.P., solely in its capacity as guarantor (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 26, 2014).

10.2	Asset Sale Agreement dated April 2, 2014, by and among StoneMor Operating LLC, StoneMor Florida LLC, StoneMor Florida Subsidiary LLC, StoneMor North Carolina LLC, StoneMor North Carolina Subsidiary LLC, StoneMor North Carolina Funeral Services, Inc., Loewen [Virginia] LLC, Loewen [Virginia] Subsidiary, Inc., Rose Lawn Cemeteries LLC, Rose Lawn Cemeteries Subsidiary, Incorporated, StoneMor Pennsylvania LLC, StoneMor Pennsylvania Subsidiary LLC, CMS West Subsidiary LLC, S.E. Funeral Homes of Florida, LLC, S.E. Cemeteries of Florida, LLC, S.E. Combined Services of Florida, LLC, S.E. Cemeteries of North Carolina, Inc., S.E. Funeral Homes of North Carolina, Inc., Montlawn Memorial Park, Inc., S.E. Cemeteries of Virginia, LLC, SCI Virginia Funeral Services, Inc., George Washington Memorial Park, Inc., Sunset Memorial Park Company and S.E. Mid- Atlantic Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 8, 2014).

10.3	Asset Sale Agreement dated April 2, 2014, by and among StoneMor Operating LLC, StoneMor North Carolina LLC, StoneMor North Carolina Subsidiary LLC, Laurel Hill Memorial Park LLC, Laurel Hill Memorial Park Subsidiary, Inc., StoneMor Pennsylvania LLC, StoneMor Pennsylvania Subsidiary LLC, S.E. Cemeteries of North Carolina, Inc., Clinch Valley Memorial Cemetery, Inc., and S.E. Acquisition of Pennsylvania, Inc. (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on April 8, 2014).

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors.

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of Timothy K. Yost, Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith).

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Timothy K. Yost, Chief Financial Officer (furnished herewith).

101	Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2014, and December 31, 2013; (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013; (iii) Condensed Consolidated Statement of Partners’ Capital; (iv) Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2014 and 2013; and (v) Notes to the Condensed Consolidated Financial Statements. Users of this data are advised that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of StoneMor Partners L.P.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STONEMOR PARTNERS L.P.
By: StoneMor GP LLC its general partner

May 8, 2014	/s/ Lawrence Miller
Lawrence Miller
Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

May 8, 2014	/s/ Timothy K. Yost
Timothy K. Yost
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

10.1	Amendment No. 1 to Lease Agreement, dated as of March 20, 2014, by and among StoneMor Operating, LLC, StoneMor Pennsylvania LLC and StoneMor Pennsylvania Subsidiary LLC, the Archdiocese of Philadelphia, and StoneMor Partners L.P., solely in its capacity as guarantor (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 26, 2014).

10.2	Asset Sale Agreement dated April 2, 2014, by and among StoneMor Operating LLC, StoneMor Florida LLC, StoneMor Florida Subsidiary LLC, StoneMor North Carolina LLC, StoneMor North Carolina Subsidiary LLC, StoneMor North Carolina Funeral Services, Inc., Loewen [Virginia] LLC, Loewen [Virginia] Subsidiary, Inc., Rose Lawn Cemeteries LLC, Rose Lawn Cemeteries Subsidiary, Incorporated, StoneMor Pennsylvania LLC, StoneMor Pennsylvania Subsidiary LLC, CMS West Subsidiary LLC, S.E. Funeral Homes of Florida, LLC, S.E. Cemeteries of Florida, LLC, S.E. Combined Services of Florida, LLC, S.E. Cemeteries of North Carolina, Inc., S.E. Funeral Homes of North Carolina, Inc., Montlawn Memorial Park, Inc., S.E. Cemeteries of Virginia, LLC, SCI Virginia Funeral Services, Inc., George Washington Memorial Park, Inc., Sunset Memorial Park Company and S.E. Mid- Atlantic Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 8, 2014).

10.3	Asset Sale Agreement dated April 2, 2014, by and among StoneMor Operating LLC, StoneMor North Carolina LLC, StoneMor North Carolina Subsidiary LLC, Laurel Hill Memorial Park LLC, Laurel Hill Memorial Park Subsidiary, Inc., StoneMor Pennsylvania LLC, StoneMor Pennsylvania Subsidiary LLC, S.E. Cemeteries of North Carolina, Inc., Clinch Valley Memorial Cemetery, Inc., and S.E. Acquisition of Pennsylvania, Inc. (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on April 8, 2014).

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors.

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of Timothy K. Yost, Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith).

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Timothy K. Yost, Chief Financial Officer (furnished herewith).

101	Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2014, and December 31, 2013; (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013; (iii) Condensed Consolidated Statement of Partners’ Capital; (iv) Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2014 and 2013; and (v) Notes to the Condensed Consolidated Financial Statements. Users of this data are advised that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of StoneMor Partners L.P.