Form 10-Q
period 2014-06-30
STONEMOR PARTNERS LP
filed 2014-08-08
CIK 1286131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

The number of the registrant’s outstanding common units at July 31, 2014 was 28,962,846.

Index – Form 10-Q

Part I – Financial Information

Item 1. Financial Statements

StoneMor Partners L.P.

Condensed Consolidated Balance Sheet

(in thousands)

(unaudited)

	June 30,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$15,287	$12,175
Accounts receivable, net of allowance	58,454	55,415
Prepaid expenses	6,198	3,622
Other current assets	25,123	22,667

Total current assets	105,062	93,879
Long-term accounts receivable, net of allowance	90,309	78,367
Cemetery property	340,655	316,469
Property and equipment, net of accumulated depreciation	100,708	85,007
Merchandise trusts, restricted, at fair value	499,770	431,556
Perpetual care trusts, restricted, at fair value	348,902	311,771
Deferred financing costs, net of accumulated amortization	7,364	8,308
Deferred selling and obtaining costs	93,372	87,998
Deferred tax assets	42	42
Goodwill	57,128	48,737
Intangible assets	68,572	9,655
Other assets	4,902	2,554

Total assets	$1,716,786	$1,474,343

Liabilities and partners’ capital
Current liabilities:
Accounts payable and accrued liabilities	$37,329	$37,269
Accrued interest	1,500	1,512
Current portion, long-term debt	4,022	2,916

Total current liabilities	42,851	41,697
Other long-term liabilities	1,390	1,527
Obligation for lease and management agreements, net	8,424	—
Long-term debt	252,981	289,016
Deferred cemetery revenues, net	638,436	579,993
Deferred tax liabilities	12,692	12,407
Merchandise liability	156,819	130,412
Perpetual care trust corpus	348,902	311,771

Total liabilities	1,462,495	1,366,823

Commitments and contingencies
Partners’ capital (deficit)
General partner deficit	(3,309)	(2,137)
Common partners, 28,958 and 21,377 units outstanding as of June 30, 2014 and December 31, 2013, respectively	257,600	109,657

Total partners’ capital	254,291	107,520

Total liabilities and partners’ capital	$1,716,786	$1,474,343

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statement of Operations

(in thousands, except per unit data)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
Cemetery
Merchandise	$34,572	$28,669	$60,640	$55,321
Services	12,492	11,072	22,789	22,371
Investment and other	12,991	12,005	29,266	22,248
Funeral home
Merchandise	4,966	4,517	10,018	9,470
Services	6,512	6,159	13,207	12,624

Total revenues	71,533	62,422	135,920	122,034

Costs and expenses:
Cost of goods sold (exclusive of depreciation shown separately below):
Perpetual care	1,821	1,500	3,212	2,781
Merchandise	6,829	6,212	12,942	11,221
Cemetery expense	16,141	15,408	29,470	28,193
Selling expense	14,861	12,218	26,050	23,442
General and administrative expense	8,880	7,898	16,525	15,480
Corporate overhead (including $266 and $360 in unit-based compensation for the three months ended June 30, 2014 and 2013, and $537 and $690 for the six months ended June 30, 2014 and 2013, respectively)	6,546	5,672	14,002	13,660
Depreciation and amortization	2,513	2,451	4,881	4,781
Funeral home expense
Merchandise	1,604	1,703	3,250	3,225
Services	4,714	4,768	9,501	9,325
Other	3,118	2,893	5,971	5,550
Acquisition related costs, net of recoveries	1,240	(625)	1,589	658

Total cost and expenses	68,267	60,098	127,393	118,316

Operating profit	3,266	2,324	8,527	3,718
Gain on acquisition	—	—	412	—
Gain on settlement agreement, net	888	11,349	888	12,261
Gain on sale of other assets	—	155	—	155
Loss on early extinguishment of debt	—	21,595	—	21,595
Interest expense	5,148	5,132	10,722	10,595

Net loss before income taxes	(994)	(12,899)	(895)	(16,056)
Income tax expense (benefit)	(876)	(1,090)	(1,186)	(2,047)

Net income (loss)	$(118)	$(11,809)	$291	$(14,009)

General partner’s interest in net income (loss) for the period	$(9)	$(218)	$(5)	$(258)
Limited partners’ interest in net income (loss) for the period	$(109)	$(11,591)	$296	$(13,751)
Net income (loss) per limited partner unit (basic and diluted)	$—	$(.54)	$.01	$(.67)
Weighted average number of limited partners’ units outstanding—basic	25,552	21,345	24,031	20,541
Weighted average number of limited partners’ units outstanding—diluted	25,552	21,345	24,312	20,541
Distributions declared per unit	$.600	$.595	$1.200	$1.185

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statement of

Partners’ Capital (Deficit)

(in thousands)

(unaudited)

	Partners’ Capital (Deficit)
	Common
	Unit Holders	General Partner	Total
Balance, December 31, 2013	$109,657	$(2,137)	$107,520
Proceeds from public offerings	120,451	—	120,451
Issuance of common units	53,717	—	53,717
Compensation related to units awards	537	—	537
Net income (loss)	296	(5)	291
Cash distributions	(27,058)	(1,167)	(28,225)

Balance, June 30, 2014	$257,600	$(3,309)	$254,291

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statement of Cash Flows

(in thousands)

(unaudited)

	For the six months ended June 30,
	2014	2013
Operating activities:
Net income (loss)	$291	$(14,009)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cost of lots sold	5,656	4,194
Depreciation and amortization	4,881	4,781
Unit-based compensation	537	690
Accretion of debt discounts	1,297	1,011
Gain on acquisition	(412)	—
Gain on sale of other assets	—	(155)
Loss on early extinguishment of debt	—	21,595
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(10,023)	(7,199)
Allowance for doubtful accounts	2,891	(83)
Merchandise trust fund	(16,292)	(22,611)
Prepaid expenses	(2,576)	(1,733)
Other current assets	(2,301)	(1,261)
Other assets	(1,129)	3,972
Accounts payable and accrued and other liabilities	525	3,677
Deferred selling and obtaining costs	(5,374)	(6,184)
Deferred cemetery revenue	32,204	33,766
Deferred taxes (net)	(1,672)	(2,356)
Merchandise liability	(1,752)	(1,612)

Net cash provided by operating activities	6,751	16,483

Investing activities:
Cash paid for cemetery property	(2,914)	(2,252)
Purchase of subsidiaries	(54,000)	(9,100)
Consideration for lease and management agreements	(53,000)	—
Cash paid for property and equipment	(4,104)	(3,920)
Proceeds from sales of other assets	—	155

Net cash used in investing activities	(114,018)	(15,117)

Financing activities:
Cash distributions	(28,225)	(25,267)
Additional borrowings on long-term debt	39,872	217,106
Repayments of long-term debt	(75,149)	(205,800)
Proceeds from public offerings	120,451	38,377
Proceeds from issuance of common units	53,430	—
Fees paid related to early extinguishment of debt	—	(14,920)
Cost of financing activities	—	(4,733)

Net cash provided by financing activities	110,379	4,763

Net increase in cash and cash equivalents	3,112	6,129
Cash and cash equivalents—Beginning of period	12,175	7,946

Cash and cash equivalents—End of period	$15,287	$14,075

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$9,395	$9,754
Cash paid during the period for income taxes	$3,152	$3,132
Non-cash investing and financing activities:
Acquisition of assets by financing	$50	$92
Issuance of limited partner units for cemetery acquisition	$—	$3,718
Acquisition of asset by assumption of directly related liability	$8,368	$3,924

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

1.	NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

StoneMor Partners L.P. (“StoneMor”, the “Company” or the “Partnership”) is a provider of funeral and cemetery products and services in the death care industry in the United States. Through its subsidiaries, StoneMor offers a complete range of funeral merchandise and services, along with cemetery property, merchandise and services, both at the time of need and on a pre-need basis. As of June 30, 2014, the Partnership operated 303 cemeteries in 27 states and Puerto Rico, of which 272 are owned and 31 are operated under management or operating agreements. The Partnership also owned and operated 99 funeral homes in 19 states and Puerto Rico.

Basis of Presentation

The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All interim financial data is unaudited. However, in the opinion of management, the interim financial data as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013 includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for a full year. The December 31, 2013 condensed consolidated balance sheet data was derived from audited financial statements included in the Company’s 2013 Annual Report on Form 10-K (“2013 Form 10-K”) and has been adjusted to include the effects of retrospective adjustments resulting from the Company’s 2013 first quarter acquisition, but does not include all disclosures required by GAAP, which are presented in the Company’s 2013 Form 10-K.

The Company’s presentation of its intangible assets within its consolidated balance sheet has changed. These assets were previously presented within the “Other assets” caption and are now presented as the separate caption, “Intangible assets.” The change in presentation is due to the recording of an intangible asset resulting from the transaction closed with the Archdiocese of Philadelphia. Refer to Note 13 for a detailed discussion on this transaction. This change in presentation has no effect on any other previously reported amounts, including Total Assets.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of each of the Company’s subsidiaries. These statements also include the accounts of the merchandise and perpetual care trusts in which the Company has a variable interest and is the primary beneficiary. The Company operates 31 cemeteries under long-term lease, operating or management contracts. The operations of 16 of these managed cemeteries have been consolidated in accordance with the provisions of Accounting Standards Codification (ASC) 810.

The Company operates 15 cemeteries under long-term lease, operating or management agreements that do not qualify as acquisitions for accounting purposes, including 13 cemeteries related to the transaction with the Archdiocese of Philadelphia that closed in the second quarter of 2014. As a result, the Company did not consolidate all of the existing assets and liabilities related to these cemeteries. The Company has consolidated the existing assets and liabilities of these cemeteries’ merchandise and perpetual care trusts as variable interest entities since the Company controls and receives the benefits and absorbs any losses from operating these trusts. Under these long-term lease, operating or management agreements, which are subject to certain termination provisions, the Company is the exclusive operator of these cemeteries. The Company earns revenues related to sales of merchandise, services, and interment rights and incurs expenses related to such sales and the maintenance and upkeep of these cemeteries. Upon termination of these contracts, the Company will retain all of the benefits and related contractual obligations incurred from sales generated during the contract period. The Company has also recognized the existing merchandise liabilities that it assumed as part of these agreements.

New Accounting Pronouncements

In the second quarter of 2014, the Financial Accounting Standards Board issued Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which supersedes the revenue recognition requirements in “Topic 605—Revenue Recognition” and most industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently in the process of evaluating the impact of this update.

Use of Estimates

Preparation of these unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expense during the reporting periods. As a result, actual results could differ from those estimates. The most significant estimates in the unaudited condensed consolidated financial statements are the valuation of assets in the merchandise trusts and perpetual care trusts, allowance for cancellations, unit-based compensation, merchandise liability, deferred sales revenue, deferred margin, deferred merchandise trust investment earnings, deferred obtaining costs, assets and liabilities obtained via business combinations and income taxes. Deferred sales revenue, deferred margin and deferred merchandise trust investment earnings are included in deferred cemetery revenues, net, on the unaudited condensed consolidated balance sheet.

2.	LONG-TERM ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

Long-term accounts receivable, net, consists of the following:

	As of
	June 30,	December 31,
	2014	2013
	(in thousands)
Customer receivables	$193,292	$174,062
Unearned finance income	(20,832)	(20,005)
Allowance for contract cancellations	(23,697)	(20,275)

	148,763	133,782
Less: current portion, net of allowance	58,454	55,415

Long-term portion, net of allowance	$90,309	$78,367

Activity in the allowance for contract cancellations is as follows:

	For the six months ended June 30,
	2014	2013
	(in thousands)
Balance - Beginning of period	$20,275	$17,933
Provision for cancellations	11,128	10,651
Charge-offs - net	(7,706)	(7,886)

Balance - End of period	$23,697	$20,698

3.	CEMETERY PROPERTY

Cemetery property consists of the following:

	As of
	June 30,	December 31,
	2014	2013
	(in thousands)
Developed land	$79,155	$72,458
Undeveloped land	172,212	163,997
Mausoleum crypts and lawn crypts	79,260	70,216
Other land	10,028	9,798

Total	$340,655	$316,469

4.	PROPERTY AND EQUIPMENT

Major classes of property and equipment follow:

	As of
	June 30,	December 31,
	2014	2013
	(in thousands)
Building and improvements	$106,706	$91,575
Furniture and equipment	48,927	44,828

	155,633	136,403
Less: accumulated depreciation	(54,925)	(51,396)

Property and equipment—net	$100,708	$85,007

Depreciation expense was $2.0 million and $4.0 million for the three and six months ended June 30, 2014, respectively, as compared to $1.8 million and $3.5 million during the same periods last year.

5.	MERCHANDISE TRUSTS

At June 30, 2014, the Company’s merchandise trusts consisted of the following types of assets:

•	Money Market Funds that invest in low risk short term securities;

•	Publicly traded mutual funds that invest in underlying debt securities;

•	Publicly traded mutual funds that invest in underlying equity securities;

•	Equity investments primarily in securities that are currently paying dividends or distributions. These investments include Master Limited Partnerships and global equity securities;

•	Fixed maturity debt securities issued by various corporate entities; and

•	Assets acquired related to the second quarter 2014 acquisition of twelve cemeteries and nine funeral homes from Service Corporation International (“SCI”) (see Note 13). According to the terms of the agreement, SCI was required to liquidate the holdings of the related trusts upon closing and forward the proceeds to the Company as soon as practicable. As of June 30, 2014, the Company had not received these amounts. Accordingly, these assets are shown in a single line item in the disclosures below as “Assets acquired via acquisition” and the cost basis and fair value of such assets are based upon preliminary estimates that the Company is required to make in accordance with Accounting Topic 805.

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

The Company has included $8.1 million and $8.3 million of investments held in trust by the West Virginia Funeral Directors Association at June 30, 2014 and December 31, 2013, respectively, in its merchandise trust assets. As required by law, the Company deposits a portion of certain funeral merchandise sales in West Virginia into a trust that is held by the West Virginia Funeral Directors Association. These trusts are recorded at their account value, which approximates their fair value.

The cost and market value associated with the assets held in merchandise trusts at June 30, 2014 and December 31, 2013 were as follows:

		Gross	Gross
		Unrealized	Unrealized	Fair
As of June 30, 2014	Cost	Gains	Losses	Value
	(in thousands)
Short-term investments	$47,276	$—	$—	$47,276
Fixed maturities:
Corporate debt securities	9,463	124	(47)	9,540
Other debt securities	5,825	—	(11)	5,814

Total fixed maturities	15,288	124	(58)	15,354

Mutual funds - debt securities	118,962	1,272	(2,988)	117,246
Mutual funds - equity securities	160,631	17,971	(309)	178,293
Equity securities	86,847	15,386	(504)	101,729
Other invested assets	2,416	—	(201)	2,215

Total managed investments	$431,420	$34,753	$(4,060)	$462,113

Assets acquired via acquisition	29,512	—	—	29,512
West Virginia Trust Receivable	8,145	—	—	8,145

Total	$469,077	$34,753	$(4,060)	$499,770

		Gross	Gross
		Unrealized	Unrealized	Fair
As of December 31, 2013	Cost	Gains	Losses	Value
	(in thousands)
Short-term investments	$46,518	$—	$—	$46,518
Fixed maturities:
Corporate debt securities	9,105	162	(96)	9,171
Other debt securities	7,336	—	(12)	7,324

Total fixed maturities	16,441	162	(108)	16,495

Mutual funds - debt securities	117,761	729	(7,157)	111,333
Mutual funds - equity securities	144,249	16,610	(3,329)	157,530
Equity securities	81,520	5,267	(1,092)	85,695
Other invested assets	5,809	—	(86)	5,723

Total managed investments	$412,298	$22,768	$(11,772)	$423,294

West Virginia Trust Receivable	8,262	—	—	8,262

Total	$420,560	$22,768	$(11,772)	$431,556

The contractual maturities of debt securities as of June 30, 2014 were as follows:

	Less than	1 year through	6 years through	More than
As of June 30, 2014	1 year	5 years	10 years	10 years
	(in thousands)
Corporate debt securities	$—	$4,182	$5,358	$—
Other debt securities	1,540	4,274	—	—

Total fixed maturities	$1,540	$8,456	$5,358	$—

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at June 30, 2014 and December 31, 2013 is presented below:

	Less than 12 months		12 Months or more			Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of June 30, 2014	Value	Losses	Value	Losses	Value	Losses
	(in thousands)

Fixed maturities:
Corporate debt securities	$3,039	$26	$871	$21	$3,910	$47
Other debt securities	3,248	7	2,067	4	5,315	11

Total fixed maturities	6,287	33	2,938	25	9,225	58

Mutual funds - debt securities	—	—	93,556	2,988	93,556	2,988
Mutual funds - equity securities	—	—	4,643	309	4,643	309
Equity securities	4,193	365	2,029	139	6,222	504
Other invested assets	—	—	2,049	201	2,049	201

Total	$10,480	$398	$105,215	$3,662	$115,695	$4,060

	Less than 12 months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2013	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Fixed maturities:
Corporate debt securities	$2,812	$43	$1,249	$53	$4,061	$96
Other debt securities	5,329	8	995	4	6,324	12

Total fixed maturities	8,141	51	2,244	57	10,385	108

Mutual funds - debt securities	87,113	6,724	6,485	433	93,598	7,157
Mutual funds - equity securities	29,993	2,444	4,217	885	34,210	3,329
Equity securities	25,379	1,031	1,492	61	26,871	1,092
Other invested assets	2,266	86	—	—	2,266	86

Total	$152,892	$10,336	$14,438	$1,436	$167,330	$11,772

A reconciliation of the Company’s merchandise trust activities for the six months ended June 30, 2014 is presented below:

Fair				Capital	Realized			Unrealized	Fair
Value at			Interest/	Gain	Gain/			Change in	Value at
12/31/2013	Contributions	Distributions	Dividends	Distributions	Loss	Taxes	Fees	Fair Value	6/30/2014
(in thousands)
$431,556	53,124	(20,544)	9,061	36	10,735	(2,237)	(1,658)	19,697	$499,770

The Company made net contributions into the trusts of approximately $32.6 million during the six months ended June 30, 2014. During the six months ended June 30, 2014, purchases and sales of securities available for sale included in trust investments were approximately $217.9 million and $222.1 million, respectively. Contributions include $32.1 million of assets that were acquired through acquisitions during the six months ended June 30, 2014.

Other-Than-Temporary Impairments of Trust Assets

During the three and six months ended June 30, 2014, the Company determined that there were 2 securities with an aggregate cost basis of approximately $0.2 million and an aggregate fair value of approximately $0.1 million, resulting in an impairment of $0.1 million, wherein such impairment was considered to be other-than-temporary. During the six months ended June 30, 2013, the Company determined that there were 4 securities with an aggregate cost basis of approximately $1.4 million and an aggregate fair value of approximately $0.7 million, resulting in an impairment of $0.7 million, wherein such impairment was considered to be other-than-temporary. Accordingly, the Company adjusted the cost basis of these assets to their current value and offset this change against deferred revenue. This reduction in deferred revenue will be reflected in earnings in future periods as the underlying merchandise is delivered or the underlying service is performed.

During the three months ended June 30, 2013, the Company determined that there were no other than temporary impairments to the investment portfolio in the merchandise trusts.

6.	PERPETUAL CARE TRUSTS

At June 30, 2014, the Company’s perpetual care trusts consisted of the following types of assets:

•	Money Market Funds that invest in low risk short term securities;

•	Publicly traded mutual funds that invest in underlying debt securities;

•	Publicly traded mutual funds that invest in underlying equity securities;

•	Equity investments that are currently paying dividends or distributions. These investments include Master Limited Partnerships and global equity securities;

•	Fixed maturity debt securities issued by various corporate entities;

•	Fixed maturity debt securities issued by the U.S. Government and U.S. Government agencies; and

•	Assets acquired related to the second quarter 2014 acquisition of twelve cemeteries and nine funeral homes from SCI (see Note 13). According to the terms of the agreement, Service Corporation International was required to liquidate the holdings of the related trusts upon closing and forward the proceeds to the Company as soon as practicable. As of June 30, 2014, the Company had not received these amounts. Accordingly, these assets are shown in a single line item in the disclosures below as “Assets acquired via acquisition” and the cost basis and fair value of such assets are based upon preliminary estimates that the Company is required to make in accordance with Accounting Topic 805.

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

The cost and market value associated with the assets held in perpetual care trusts at June 30, 2014 and December 31, 2013 were as follows:

		Gross	Gross
		Unrealized	Unrealized	Fair
As of June 30, 2014	Cost	Gains	Losses	Value
	(in thousands)
Short-term investments	$29,905	$—	$—	$29,905
Fixed maturities:
U.S. Government and federal agency	100	19	—	119
Corporate debt securities	24,427	508	(100)	24,835
Other debt securities	371	—	—	371

Total fixed maturities	24,898	527	(100)	25,325

Mutual funds - debt securities	107,018	787	(1,916)	105,889
Mutual funds - equity securities	97,788	25,742	(49)	123,481
Equity securities	24,652	22,457	(2)	47,107
Other invested assets	1,845	—	—	1,845

Total managed investments	$286,106	$49,513	$(2,067)	$333,552

Assets acquired via acquisition	15,350	—	—	15,350

Total	$301,456	$49,513	$(2,067)	$348,902

		Gross	Gross
		Unrealized	Unrealized	Fair
As of December 31, 2013	Cost	Gains	Losses	Value
	(in thousands)
Short-term investments	$16,686	$—	$—	$16,686
Fixed maturities:
U.S. Government and federal agency	302	70	—	372
Corporate debt securities	24,378	340	(208)	24,510
Other debt securities	371	—	—	371

Total fixed maturities	25,051	410	(208)	25,253

Mutual funds - debt securities	121,493	466	(5,946)	116,013
Mutual funds - equity securities	93,243	22,521	(171)	115,593
Equity securities	25,580	12,283	(19)	37,844
Other invested assets	172	210	—	382

Total	$282,225	$35,890	$(6,344)	$311,771

The contractual maturities of debt securities as of June 30, 2014 were as follows:

	Less than	1 year through	6 years through	More than
As of June 30, 2014	1 year	5 years	10 years	10 years
	(in thousands)
U.S. Government and federal agency	$—	$119	$—	$—
Corporate debt securities	238	12,828	11,768	1
Other debt securities	371	—	—	—

Total fixed maturities	$609	$12,947	$11,768	$1

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at June 30, 2014 and December 31, 2013 held in perpetual care trusts is presented below:

	Less than 12 months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of June 30, 2014	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Fixed maturities:
Corporate debt securities	$5,218	$43	$2,293	$57	$7,511	$100

Total fixed maturities	5,218	43	2,293	57	7,511	100

Mutual funds - debt securities	995	26	95,038	1,890	96,033	1,916
Mutual funds - equity securities	1,304	49	—	—	1,304	49
Equity securities	127	2	—	—	127	2

Total	$7,644	$120	$97,331	$1,947	$104,975	$2,067

	Less than 12 months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2013	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Fixed maturities:
Corporate debt securities	$5,664	$93	$3,122	$115	$8,786	$208

Total fixed maturities	5,664	93	3,122	115	8,786	208

Mutual funds - debt securities	93,473	4,781	16,367	1,165	109,840	5,946
Mutual funds - equity securities	1,185	171	—	—	1,185	171
Equity securities	513	19	—	—	513	19

Total	$100,835	$5,064	$19,489	$1,280	$120,324	$6,344

A reconciliation of the Company’s perpetual care trust activities for the six months ended June 30, 2014 is presented below:

Fair				Capital	Realized			Unrealized	Fair
Value at			Interest/	Gain	Gain/			Change in	Value at
12/31/2013	Contributions	Distributions	Dividends	Distributions	Loss	Taxes	Fees	Fair Value	6/30/2014
(in thousands)
$311,771	19,437	(7,164)	7,958	2	180	(242)	(940)	17,900	$348,902

The Company made net contributions into the trusts of approximately $12.3 million during the six months ended June 30, 2014. During the six months ended June 30, 2014, purchases and sales of securities available for sale included in trust investments were approximately $65.2 million and $77.9 million, respectively. Contributions include $16.0 million of assets that were acquired through acquisitions during the six months ended June 30, 2014.

Other-Than-Temporary Impairments of Trust Assets

During the three and six months ended June 30, 2014, the Company determined that there were 2 securities with an aggregate cost basis of approximately $1.3 million and an aggregate fair value of approximately $0.8 million, resulting in an impairment of $0.5 million, wherein such impairment was considered to be other-than-temporary. Accordingly, the Company adjusted the cost basis of these assets to their current value and offset this change against the liability for perpetual care trust corpus.

During the three and six months ended June 30, 2013, the Company determined that there were no other than temporary impairments to the investment portfolio in the perpetual care trusts.

7.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in acquisitions.

A rollforward of goodwill by reportable segment is as follows:

	Cemeteries			Funeral
	Southeast	Northeast	West	Homes	Total
	(in thousands)
Balance as of December 31, 2013	$6,174	$—	$11,948	$30,615	$48,737
Goodwill acquired from acquisitions during the six months ended June 30, 2014	3,643	2,903	—	1,845	8,391

Balance as of June 30, 2014	$9,817	$2,903	$11,948	$32,460	$57,128

Other Acquired Intangible Assets

The Company has other acquired intangible assets, most of which have been recognized as a result of acquisitions and long-term operating agreements. All of the intangible assets are subject to amortization. The major classes of intangible assets are as follows:

	As of			As of
	June 30, 2014			December 31, 2013
	Gross Carrying	Accumulated	Net Intangible	Gross Carrying	Accumulated	Net Intangible
	Amount	Amortization	Asset	Amount	Amortization	Asset
	(in thousands)
Amortized intangible assets:
Lease and management agreements	$59,758	$(83)	$59,675	$—	$—	$—
Underlying contract value	6,239	(780)	5,459	6,239	(702)	5,537
Non-compete agreements	7,950	(4,675)	3,275	7,950	(4,003)	3,947
Other intangible assets	269	(106)	163	269	(98)	171

Total intangible assets	$74,216	$(5,644)	$68,572	$14,458	$(4,803)	$9,655

On May 28, 2014, the Company and the Archdiocese of Philadelphia closed the transaction involving a lease agreement and a management agreement, pursuant to which the Company will operate 13 cemeteries in Pennsylvania for a term of 60 years, subject to certain termination provisions. Refer to Note 13 for a detailed discussion on this transaction. The Company recorded the underlying value of the lease and management agreements as a contract-based intangible asset at the present value of the consideration, less the fair value of net assets acquired. The discounted value was determined using an effective annual rate of 8.3% and will be amortized over the term of the agreements. The costs associated with obtaining the rights pursuant to these agreements were also capitalized and will be amortized over the life of the agreements.

8.	LONG-TERM DEBT

The Company had the following outstanding debt:

	As of
	June 30,	December 31,
	2014	2013
	(in thousands)
7.875% Senior Notes, due 2021	$175,000	$175,000
Revolving Credit Facility, due January 2017	78,402	114,002
Notes payable—acquisition debt	944	1,571
Notes payable—acquisition non-competes	3,318	3,945
Insurance and vehicle financing	3,158	1,529

Total	260,822	296,047
Less current portion	4,022	2,916
Less unamortized bond and note payable discounts	3,819	4,115

Long-term portion	$252,981	$289,016

This note includes a summary of material terms of the Company’s senior notes and revolving credit facility. For a more detailed description of the Company’s long-term debt agreements, see the Company’s 2013 Form 10-K.

7.875% Senior Notes due 2021

On May 28, 2013, the Company issued $175.0 million aggregate principal amount of 7.875% Senior Notes due 2021 (the “Senior Notes”). The Company pays 7.875% interest per annum on the principal amount of the Senior Notes, payable in cash semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2013. The net proceeds from the offering were used to retire a $150.0 million aggregate principal amount of 10.25% Senior Notes due 2017 (the “Prior Senior Notes”) and the remaining proceeds were used for general corporate purposes. The Senior Notes were issued at 97.832% of par resulting in gross proceeds of $171.2 million with an original issue discount of approximately $3.8 million. The Company incurred debt issuance costs and fees of approximately $4.6 million. These costs and fees are deferred and will be amortized over the life of these notes. Based on trades made on June 30, 2014, the Company has estimated the fair value of its Senior Notes to be in excess of par and trading at a premium of 6.25%, which would imply a fair value of $185.9 million at June 30, 2014. The Senior Notes are valued using Level 2 inputs as defined by the Fair Value Measurements and Disclosures topic of the ASC in Note 15. As of June 30, 2014, the Company was in compliance with all applicable covenants of the Senior Notes.

Credit Facility

On January 19, 2012, the Company entered into the Third Amended and Restated Credit Agreement (the “Credit Agreement”). The terms of the Credit Agreement are substantially the same as the terms of the Second Amended and Restated Credit Agreement, as amended. Capitalized terms which are not defined in the following description shall have the meaning assigned to such terms in the Credit Agreement or the amendments to the Credit Agreement, as applicable. The Credit Agreement was amended three times in 2013.

On May 22, 2014, the Company entered into the Fourth Amendment to the Credit Agreement. The Fourth Amendment increased the maximum Consolidated Leverage Ratio to 4.00 to 1.0 for any period and amended the definition of Consolidated EBITDA to, among other things, remove existing balance sheet adjustments and replace them with certain cash flow statement adjustments. The Fourth Amendment also contains certain conforming changes to reflect the Lenders’ consent to the closing of the transactions with the Archdiocese of Philadelphia and Service Corporation International, both of which are described in detail in Note 13.

As amended, the Company has a revolving credit facility (the “Credit Facility”) with a borrowing limit of $140.0 million, of which $78.4 million was outstanding at June 30, 2014, and a maturity date of January 19, 2017. The Credit Facility may be used to finance working capital requirements, Permitted Acquisitions and Capital Expenditures. The maximum Consolidated Leverage Ratio is 4.00 to 1.0 for any measurement period. The minimum Consolidated Debt Service Coverage Ratio is 2.50 for any measurement period. The ranges of the Applicable Rates are 3.00%, 4.00%, and 0.800% for Base Rate Loans, Eurodollar Rate Loans and Letter of Credit Fees, and Commitment Fees, respectively, when the Consolidated Leverage Ratio is greater than or equal to 3.75 to 1.0. The Company is not allowed to permit Consolidated EBITDA for any measurement period to be less than the sum of (i) $57.8 million plus (ii) 80% of the aggregate of all Consolidated EBITDA for each Permitted Acquisition completed after March 31, 2013.

The amount of aggregate consideration the Company may pay for a Permitted Acquisition, without Required Lender approval, is $10.0 million on an individual basis and $50.0 million when aggregated with the total Aggregate Consideration paid by or on behalf of the Company for all other Permitted Acquisitions which closed within the immediately preceding 365 days.

The interest rates on amounts outstanding under the Credit Facility were approximately 4.0% at June 30, 2014. Amounts borrowed may be either Base Rate Loans or Eurodollar Rate Loans and amounts repaid or prepaid during the term may be reborrowed. Depending on the type of loan, borrowings bear interest at the Base Rate or Eurodollar Rate, plus applicable margins ranging from 1.25% to 3.00% and 2.25% to 4.00%, respectively, depending on the Company’s Consolidated Leverage Ratio. The Base Rate is the highest of the Prime Rate, the Federal Funds Rate plus 0.50%, or the Eurodollar Rate plus 1.0%. The Eurodollar Rate is the British Bankers Association LIBOR Rate. Amounts outstanding under the Credit Facility approximate their fair value.

The Credit Agreement requires the Company to pay an unused Commitment Fee, which is calculated based on the amount by which the commitments under the Credit Agreement exceed the usage of such commitments. The Commitment Fee Rate ranges from 0.375% to 0.800% depending on the Company’s Consolidated Leverage Ratio.

The Credit Agreement contains restrictive covenants that, among other things, prohibit distributions upon defined events of default, restrict investments and sales of assets and require the Company to maintain certain financial covenants, including specified financial ratios. A material decrease in revenues could cause the Company to breach certain of its financial covenants. Any such breach could allow the Lenders to accelerate the Company’s debt (and cause cross-default) which would have a material adverse effect on the Company’s business, financial condition or results of operations. The Company’s covenants include a certain measure of Consolidated EBITDA, a Consolidated Leverage Ratio and a Consolidated Debt Service Coverage Ratio. As of June 30, 2014, the Company was in compliance with all applicable financial covenants.

The Company routinely incurs debt financing costs and fees when borrowing under, or making amendments to, the Credit Facility. These costs and fees are deferred and are amortized over the life of the Credit Facility.

9.	INCOME TAXES

As of June 30, 2014, the Company’s taxable corporate subsidiaries had federal net operating loss carryforwards of approximately $194.3 million, which will begin to expire in 2019 and $238.2 million in state net operating losses, a portion of which expires annually.

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

The provision for income taxes for the three and six months ended June 30, 2014 and 2013 is based upon the estimated annual effective tax rates expected to be applicable to the Company for 2014 and 2013, respectively. The Company’s effective tax rate differs from its statutory tax rate primarily because the Company’s legal entity structure includes different tax filing entities, including a significant number of partnerships that are not subject to paying tax.

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

The Company is not currently under examination by any federal or state jurisdictions. The federal statute of limitations and certain state statutes of limitations are open from 2010 forward. Management believes that the accrual for tax liabilities is adequate for all open years. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. On the basis of present information, it is the opinion of the Company’s management that there are no pending assessments that will result in a material effect on the Company’s consolidated financial statements over the next twelve months.

10.	DEFERRED CEMETERY REVENUES, NET

At June 30, 2014 and December 31, 2013, deferred cemetery revenues, net, consisted of the following:

	As of
	June 30,	December 31,
	2014	2013
	(in thousands)
Deferred cemetery revenue	$430,906	$403,250
Deferred merchandise trust revenue	94,951	88,730
Deferred merchandise trust unrealized gains (losses)	30,693	10,996
Deferred pre-acquisition margin	139,987	131,274
Deferred cost of goods sold	(58,101)	(54,257)

Deferred cemetery revenues, net	$638,436	$579,993

Deferred selling and obtaining costs	$93,372	$87,998

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

Leases

At June 30, 2014, the Company was committed to operating lease payments for premises, automobiles and office equipment under various operating leases with initial terms ranging from one to twenty five years and options to renew at varying terms. Expenses under operating leases were $0.6 million and $1.2 million for the three and six months ended June 30, 2014, respectively, and $0.6 million and $1.3 million for the three and six months ended June 30, 2013, respectively.

At June 30, 2014, operating leases will result in future payments in the following approximate amounts from January 1, 2015 and beyond:

(in thousands)
2015	$1,405
2016	1,219
2017	1,113
2018	983
2019	904
Thereafter	1,215

Total	$6,839

12.	PARTNERS’ CAPITAL

Unit-Based Compensation

The Company has issued to certain key employees, management, and directors unit-based compensation in the form of unit appreciation rights and phantom partnership units.

Compensation expense recognized related to unit appreciation rights and restricted phantom unit awards for the three and six months ended June 30, 2014 and 2013 are summarized in the table below:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Unit appreciation rights	$20	$140	$39	$279
Restricted phantom units	246	220	498	411

Total unit-based compensation expense	$266	$360	$537	$690

As of June 30, 2014, there was approximately $0.2 million in non-vested unit appreciation rights expense outstanding. These unit appreciation rights will be expensed through 2018.

The diluted weighted average number of limited partners’ units outstanding presented on the unaudited condensed consolidated statement of operations does not include 267,580 units for the three months ended June 30, 2014, and 335,547 and 325,083 units for the three and six months ended June 30, 2013, respectively, as their effects would be anti-dilutive.

Other Unit Issuances

On February 27, 2014, the Company completed a follow-on public offering of 2,300,000 common units at a price of $24.45 per unit. Net proceeds of the offering, after deducting underwriting discounts and offering expenses, were approximately $53.2 million. The proceeds from the offering were used to pay down borrowings outstanding under the Credit Facility.

On April 1, 2014, the Company issued 15,363 common units in connection with Mr. Peter K. Grunebaum’s retirement from the Board of Directors of the Company’s general partner. In connection with his service as a director, Mr. Grunebaum received restricted phantom units awards and was entitled to distribution equivalent rights accruing on restricted phantom units pursuant to the StoneMor Partners L.P. Long-Term Incentive Plan, as amended. Mr. Grunebaum’s restricted phantom units were settled for the same number of common units upon his retirement.

On May 21, 2014, the Company sold to American Cemeteries Infrastructure Investors, LLC, a Delaware limited liability company (“ACII”), 2,255,947 common units in the Company at an aggregate purchase price of $55.0 million, or $24.38 per unit, pursuant to a Common Unit Purchase Agreement (the “Common Unit Purchase Agreement”), dated May 19, 2014, by and between the Company and ACII. The proceeds were used primarily to fund the up-front rent consideration for the transaction with the Archdiocese of Philadelphia that closed during the second quarter of 2014. Refer to Note 13 for a more detailed discussion on the transaction with the Archdiocese of Philadelphia.

Pursuant to the Common Unit Purchase Agreement, commencing with the quarter ended June 30 2014, ACII is entitled to receive distributions equal to those paid on common units generally. Through the quarterly distribution payable for the quarter ending June 30, 2018, such distributions may be paid in cash, common units issued to ACII in lieu of cash distributions (the “Distribution Units”), or a combination of cash and Distribution Units, as determined by the Company in its sole discretion. If the Company elects to pay distributions through the issuance of Distribution Units, the number of common units to be issued in connection with a quarterly distribution will be the quotient of (A) the amount of the quarterly distribution paid on the common units by (B) the volume-weighted average price of the common units for the thirty (30) trading days immediately preceding the date a quarterly distribution is declared with respect to the common units. Beginning with the quarterly distribution payable with respect to the quarter ending September 30, 2018, the common units purchased by ACII will receive cash distributions on the same basis as all other common units and the Company will no longer have the ability to elect to pay quarterly distributions in kind through the issuance of Distribution Units.

Under the Common Unit Purchase Agreement, the units purchased by ACII are also subject to a lock-up period (the “Lock-Up Period”) ending on July 1, 2018. During the Lock-Up Period, ACII may not directly or indirectly (a) offer for sale, sell, pledge or otherwise dispose of these units, (b) enter into any swap or other derivatives transaction that transfers to another, in whole or in part, any of the economic benefits or risks of ownership of these units, or (c) publicly disclose the intention to do any of the foregoing. However, ACII may transfer the units to any affiliate or any investment fund or other entity controlled or managed by ACII who agrees to be bound by the terms of the Common Unit Purchase Agreement. Distribution Units are not subject to the Lock-Up Period.

On June 12, 2014, after the exercise of the underwriters’ over-allotment option, the Company completed a follow-on public offering of 2,990,000 common units at a price of $23.67 per unit. Net proceeds of the offering, after deducting underwriting discounts and offering expenses, were approximately $67.3 million. The proceeds from the offering were used to pay the purchase price related to the transaction with Service Corporation International, which closed in the second quarter of 2014, with the remainder used to pay down borrowings outstanding under the Credit Facility. Refer to Note 13 for a more detailed discussion of the acquisition.

The number of common units outstanding was 28,958,497 and 21,377,102 as of June 30, 2014 and December 31, 2013, respectively.

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

Second Quarter 2014 Acquisition

On June 10, 2014, certain subsidiaries of the Company (collectively the “Buyers”) closed the transaction under the Asset Sale Agreements (the “Agreements”), with certain subsidiaries of Service Corporation International (collectively the “Sellers”) to acquire nine funeral homes, twelve cemeteries and certain related assets in Central Florida, North Carolina, Southeastern Pennsylvania and Virginia. In consideration for the net assets acquired, the Buyers paid the Sellers $53.8 million in cash. This amount is subject to post-closing adjustments dependent upon the actual amounts of accounts receivable, merchandise trusts net of merchandise liabilities and perpetual care trusts transferred.

The table below reflects the Company’s preliminary assessment of the fair value of net assets acquired and the resulting goodwill from purchase. These amounts may be retrospectively adjusted as additional information is received. The acquired goodwill is recorded in the Company’s Cemetery Operations – Southeast, Cemetery Operations – Northeast and Funeral Homes operating segments.

Preliminary
Assessment
(in thousands)
Assets:
Accounts receivable	$6,191
Cemetery property	26,033
Property and equipment	15,782
Merchandise trusts, restricted, at fair value	29,512
Perpetual care trusts, restricted, at fair value	15,350
Other assets	1,408

Total assets	94,276

Liabilities:
Deferred margin	11,233
Merchandise liabilities	20,918
Deferred tax liability	1,315
Perpetual care trust corpus	15,350
Other liabilities	51

Total liabilities	48,867

Fair value of net assets acquired	45,409

Consideration paid	53,800

Goodwill from purchase	$8,391

Agreements with the Archdiocese of Philadelphia

On May 28, 2014, certain subsidiaries of the Company (“Tenant”) and the Archdiocese of Philadelphia, an archdiocese governed by Canon Law of the Roman Catholic Church (“Landlord”) closed a Lease Agreement (the “Lease”) and a Management Agreement (the “Management Agreement”), pursuant to which Tenant will operate 13 cemeteries in Pennsylvania for a term of 60 years. The Company joined the Lease and the Management Agreement as a guarantor of all of Tenant’s obligations under this operating arrangement.

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

At closing, Tenant paid to Landlord an up-front rental payment of $53.0 million (the “Up-Front Rent”). Tenant shall also pay to Landlord aggregate fixed rent of $36.0 million (the “Fixed Rent”) for the Cemeteries in the following amounts:

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

The table below reflects the assets and liabilities recognized:

(in thousands)
Assets:
Accounts receivable	$1,610
Intangible asset	59,758

Total assets	61,368

Liabilities:
Obligation for lease and management agreements	36,000
Discount on obligation for lease and management agreements	(27,632)

Obligation for lease and management agreements, net	8,368

Total liabilities	8,368

Total net assets	$53,000

The Company recorded the underlying value of the Lease and Management Agreements as a contract-based intangible asset at the present value of the consideration, less the fair value of net assets received, consisting of acquired accounts receivable. A liability of $8.4 million was also recorded for the present value of the Fixed Rent, which is equal to the $36.0 million gross amount due to the Archdiocese of Philadelphia in the future, net of a discount $27.6 million. The discounted values were determined using an effective annual rate of 8.3%, which represents an estimate of the return an investor would require to make this type of investment in the Company over the rent payment period.

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

If the acquisitions from 2014 and 2013 had been consummated at the beginning of the comparable prior annual reporting period, on a pro forma basis, for the three and six months ended June 30, 2014 and 2013, consolidated revenues, consolidated net income (loss) and net income (loss) per limited partner unit (basic and diluted) would have been as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands, except per unit data)
Revenue	$77,196	$71,381	$149,386	$139,865
Net income (loss)	573	(10,851)	1,327	(11,691)
Net income (loss) per limited partner unit (basic and diluted)	$.02	$(.40)	$.05	$(.44)

These pro forma results are unaudited and have been prepared for comparative purposes only and include certain adjustments such as increased interest on the acquisition of debt, changes in the timing of financing events and the recognition of a gain on acquisition occurring during 2014 in 2013 rather than in the current period. They do not purport to be indicative of the results of operations which actually would have resulted had the combinations been in effect at the beginning of the comparable prior annual reporting period or of future results of operations of the locations.

The properties acquired in 2014 have contributed $2.2 million and $2.3 million of revenue, for the three and six months ended June 30, 2014, respectively and less than $0.1 million of operating profit for both the three and six months ended June 30, 2014. The properties acquired in the first quarter of 2013 have contributed $0.8 million and $1.8 million of revenue, for the three and six months ended June 30, 2014, respectively and incurred less than $0.2 million of operating loss for both the three and six months ended June 30, 2014.

Second Quarter 2014 Settlement

During the three months ended June 30, 2014, the Company received $1.5 million in cash proceeds related to the settlement of claims from locations acquired by the Company in 2010. Of this amount, $0.3 million is for the reimbursement of legal fees and is recorded as a recovery to corporate overhead and another $0.3 million has been accrued for contingent legal fees payable. A gain of $0.9 million has been recorded as gain on settlement agreement, net on the unaudited condensed consolidated statement of operations for the proceeds received, net of legal fees.

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

Segment information is as follows:

As of and for the three months ended June 30, 2014:

	Cemeteries			Funeral
	Southeast	Northeast	West	Homes	Corporate	Adjustment	Total
	(in thousands)
Revenues
Sales	$24,565	$10,945	$13,878	$—	$—	$(11,428)	$37,960
Service and other	9,362	7,885	7,212	—	—	(2,364)	22,095
Funeral home	—	—	—	13,066	—	(1,588)	11,478

Total revenues	33,927	18,830	21,090	13,066	—	(15,380)	71,533

Costs and expenses
Cost of sales	5,425	2,343	2,742	—	—	(1,860)	8,650
Cemetery	7,129	4,688	4,324	—	—	—	16,141
Selling	8,598	4,069	4,227	—	304	(2,337)	14,861
General and administrative	4,614	1,909	2,357	—	—	—	8,880
Corporate overhead	—	—	—	—	6,546	—	6,546
Depreciation and amortization	661	338	533	743	238	—	2,513
Funeral home	—	—	—	9,635	—	(199)	9,436
Acquisition related costs, net of recoveries	—	—	—	—	1,240	—	1,240

Total costs and expenses	26,427	13,347	14,183	10,378	8,328	(4,396)	68,267

Operating profit	$7,500	$5,483	$6,907	$2,688	$(8,328)	$(10,984)	$3,266

Total assets	$645,165	$422,577	$454,896	$164,459	$29,689	$—	$1,716,786
Amortization of cemetery property	$1,213	$838	$579	$—	$—	$(248)	$2,382
Long lived asset additions	$24,956	$70,868	$1,403	$8,764	$208	$—	$106,199
Goodwill	$9,817	$2,903	$11,948	$32,460	$—	$—	$57,128

As of and for the six months ended June 30, 2014:

	Cemeteries			Funeral
	Southeast	Northeast	West	Homes	Corporate	Adjustment	Total
	(in thousands)
Revenues
Sales	$46,666	$18,355	$23,699	$—	$—	$(21,886)	$66,834
Service and other	20,988	18,489	18,135	—	—	(11,751)	45,861
Funeral home	—	—	—	26,320	—	(3,095)	23,225

Total revenues	67,654	36,844	41,834	26,320	—	(36,732)	135,920

Costs and expenses
Cost of sales	10,217	4,021	5,519	—	—	(3,603)	16,154
Cemetery	13,524	7,923	8,023	—	—	—	29,470
Selling	15,846	6,871	7,461	—	849	(4,977)	26,050
General and administrative	8,710	3,401	4,414	—	—	—	16,525
Corporate overhead	—	—	—	—	14,002	—	14,002
Depreciation and amortization	1,294	574	1,054	1,479	480	—	4,881
Funeral home	—	—	—	19,139	—	(417)	18,722
Acquisition related costs, net of recoveries	—	—	—	—	1,589	—	1,589

Total costs and expenses	49,591	22,790	26,471	20,618	16,920	(8,997)	127,393

Operating profit	$18,063	$14,054	$15,363	$5,702	$(16,920)	$(27,735)	$8,527

Total assets	$645,165	$422,577	$454,896	$164,459	$29,689	$—	$1,716,786
Amortization of cemetery property	$2,464	$1,421	$1,802	$—	$—	$(582)	$5,105
Long lived asset additions	$26,520	$71,310	$2,444	$8,821	$260	$—	$109,355
Goodwill	$9,817	$2,903	$11,948	$32,460	$—	$—	$57,128

As of and for the three months ended June 30, 2013:

	Cemeteries			Funeral
	Southeast	Northeast	West	Homes	Corporate	Adjustment	Total
	(in thousands)
Revenues
Sales	$24,767	$9,724	$12,284	$—	$—	$(14,479)	$32,296
Service and other	8,474	5,754	6,611	—	—	(1,389)	19,450
Funeral home	—	—	—	11,983	—	(1,307)	10,676

Total revenues	33,241	15,478	18,895	11,983	—	(17,175)	62,422

Costs and expenses
Cost of sales	5,399	2,658	2,088	—	—	(2,433)	7,712
Cemetery	6,987	3,885	4,536	—	—	—	15,408
Selling	7,932	3,435	3,669	—	461	(3,279)	12,218
General and administrative	4,216	1,608	2,074	—	—	—	7,898
Corporate overhead	—	—	—	—	5,672	—	5,672
Depreciation and amortization	584	233	525	749	360	—	2,451
Funeral home	—	—	—	9,498	—	(134)	9,364
Acquisition related costs, net of recoveries	—	—	—	—	(625)	—	(625)

Total costs and expenses	25,118	11,819	12,892	10,247	5,868	(5,846)	60,098

Operating profit	$8,123	$3,659	$6,003	$1,736	$(5,868)	$(11,329)	$2,324

Total assets	$546,851	$310,187	$419,902	$132,010	$27,860	$—	$1,436,810
Amortization of cemetery property	$1,179	$737	$314	$—	$—	$(304)	$1,926
Long lived asset additions	$1,416	$382	$746	$271	$717	$—	$3,532
Goodwill	$6,174	$—	$11,948	$30,615	$—	$—	$48,737

As of and for the six months ended June 30, 2013:

	Cemeteries			Funeral
	Southeast	Northeast	West	Homes	Corporate	Adjustment	Total
	(in thousands)
Revenues
Sales	$46,637	$18,701	$22,044	$—	$—	$(25,102)	$62,280
Service and other	19,580	12,305	15,741	—	—	(9,966)	37,660
Funeral home	—	—	—	24,810	—	(2,716)	22,094

Total revenues	66,217	31,006	37,785	24,810	—	(37,784)	122,034

Costs and expenses
Cost of sales	9,774	4,526	3,598	—	—	(3,896)	14,002
Cemetery	12,959	7,118	8,116	—	—	—	28,193
Selling	15,144	6,593	6,762	—	833	(5,890)	23,442
General and administrative	8,202	3,192	4,086	—	—	—	15,480
Corporate overhead	—	—	—	—	13,660	—	13,660
Depreciation and amortization	1,112	455	1,065	1,409	740	—	4,781
Funeral home	—	—	—	18,421	—	(321)	18,100
Acquisition related costs, net of recoveries	—	—	—	—	658	—	658

Total costs and expenses	47,191	21,884	23,627	19,830	15,891	(10,107)	118,316

Operating profit	$19,026	$9,122	$14,158	$4,980	$(15,891)	$(27,677)	$3,718

Total assets	$546,851	$310,187	$419,902	$132,010	$27,860	$—	$1,436,810
Amortization of cemetery property	$2,030	$1,358	$561	$—	$—	$(338)	$3,611
Long lived asset additions	$2,326	$1,259	$1,258	$8,925	$748	$—	$14,516
Goodwill	$6,174	$—	$11,948	$30,615	$—	$—	$48,737

Results of individual operating segments are presented based on our management accounting practices and management structure. There is no comprehensive, authoritative body of guidance for management accounting equivalent to GAAP; therefore, the financial results of individual operating segments are not necessarily comparable with similar information for any other company. The management accounting process uses assumptions and allocations to measure performance of the operating segments. Methodologies are refined from time to time as management accounting practices are enhanced and businesses change. Revenues and associated expenses are not deferred in accordance with SAB No. 104; therefore, the deferral of these revenues and expenses is provided in the adjustment column to reconcile the Company’s managerial financial statements to those prepared in accordance with GAAP. Pre-need sales revenues included within the sales category consist primarily of the sale of burial lots, burial vaults, mausoleum crypts, grave markers and memorials, and caskets. Management accounting practices included in the Southeast, Northeast, and Western Regions reflect these pre-need sales when contracts are signed by the customer and accepted by the Company. Pre-need sales reflected in the unaudited condensed consolidated financial statements, prepared in accordance with GAAP, recognize revenues for the sale of burial lots and mausoleum crypts when the product is constructed and at least 10% of the sales price is collected. With respect to the other products, the unaudited condensed consolidated financial statements prepared under GAAP recognize sales revenues when the criteria for delivery under SAB No. 104 are met. These criteria include, among other things, purchase of the product, delivery and installation of the product in the ground, and transfer of title to the customer. In each case, costs are accrued in connection with the recognition of revenues; therefore, the unaudited condensed consolidated financial statements reflect Deferred Cemetery Revenue, Net, and Deferred Selling and Obtaining Costs on the unaudited condensed consolidated balance sheet, whereas the Company’s management accounting practices exclude these items.

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

Level 2: Quoted prices in active markets for similar assets; quoted prices in non-active markets for identical or similar assets; inputs other than quoted prices that are observable. The Company includes corporate and other fixed income debt securities in its level 2 investments.

Level 3: Any and all pricing inputs that are generally unobservable and not corroborated by market data.

On the Company’s unaudited condensed consolidated balance sheet, current assets, long-term accounts receivable and current liabilities are recorded at amounts that approximate fair value.

The following table displays the Company’s assets measured at fair value as of June 30, 2014 and December 31, 2013.

As of June 30, 2014

Merchandise Trust

	Level 1	Level 2	Total
	(in thousands)
Assets
Short-term investments	$47,276	$—	$47,276
Fixed maturities:
Corporate debt securities	—	9,540	9,540
Other debt securities	—	5,814	5,814

Total fixed maturity investments	—	15,354	15,354

Mutual funds - debt securities	117,246	—	117,246
Mutual funds - equity securities - real estate sector	54,344	—	54,344
Mutual funds - equity securities - energy sector	8,746	—	8,746
Mutual funds - equity securities - MLP’s	28,333	—	28,333
Mutual funds - equity securities - other	86,870	—	86,870
Equity securities:
Master limited partnerships	70,394	—	70,394
Global equity securities	31,335	—	31,335
Other invested assets	—	2,215	2,215

Total	$444,544	$17,569	$462,113

Perpetual Care Trust

	Level 1	Level 2	Total
	(in thousands)
Assets
Short-term investments	$29,905	$—	$29,905
Fixed maturities:
U.S. government and federal agency	119	—	119
Corporate debt securities	—	24,835	24,835
Other debt securities	—	371	371

Total fixed maturity investments	119	25,206	25,325

Mutual funds - debt securities	105,889	—	105,889
Mutual funds - equity securities - real estate sector	38,731	—	38,731
Mutual funds - equity securities - energy sector	16,755	—	16,755
Mutual funds - equity securities - MLP’s	46,429	—	46,429
Mutual funds - equity securities - other	21,566	—	21,566
Equity securities:
Master limited partnerships	46,161	—	46,161
Global equity securities	946	—	946
Other invested assets	—	1,845	1,845

Total	$306,501	$27,051	$333,552

As of December 31, 2013

Merchandise Trust

	Level 1	Level 2	Total
	(in thousands)
Assets
Short-term investments	$46,518	$—	$46,518
Fixed maturities:
Corporate debt securities	—	9,171	9,171
Other debt securities	—	7,324	7,324

Total fixed maturity investments	—	16,495	16,495

Mutual funds - debt securities	111,333	—	111,333
Mutual funds - equity securities - real estate sector	49,103	—	49,103
Mutual funds - equity securities - MLP’s	36,193	—	36,193
Mutual funds - equity securities - other	72,234	—	72,234
Equity securities:
Master limited partnerships	57,258	—	57,258
Global equity securities	28,437	—	28,437
Other invested assets	—	5,723	5,723

Total	$401,076	$22,218	$423,294

Perpetual Care Trust

	Level 1	Level 2	Total
	(in thousands)
Assets
Short-term investments	$16,686	$—	$16,686
Fixed maturities:
U.S. government and federal agency	372	—	372
Corporate debt securities	—	24,510	24,510
Other debt securities	—	371	371

Total fixed maturity investments	372	24,881	25,253

Mutual funds - debt securities	116,013	—	116,013
Mutual funds - equity securities - real estate sector	40,763	—	40,763
Mutual funds - equity securities - energy sector	14,761	—	14,761
Mutual funds - equity securities - MLP’s	46,817	—	46,817
Mutual funds - equity securities - other	13,252	—	13,252
Equity securities:
Master limited partnerships	36,925	—	36,925
Global equity securities	919	—	919
Other invested assets	—	382	382

Total	$286,508	$25,263	$311,771

Level 1 securities primarily consist of actively publicly traded money market funds, mutual funds and equity securities.

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

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, including, but not limited to, information regarding the status and progress of our operating activities, the plans and objectives of our management, assumptions regarding our future performance and plans, and any financial guidance or guidance related to our future distributions, as well as certain information in our other filings with the SEC and elsewhere are forward-looking statements.

Generally, the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend (including, but not limited to our intent to maintain or increase our distributions),” “project,” “expect,” “predict” and similar expressions identify these forward-looking statements.

These forward-looking statements are made subject to certain risks and uncertainties that could cause actual results to differ materially from those stated or implied. Our major risk is related to uncertainties associated with the cash flow from our pre-need and at-need sales, our trusts, and financings, which may impact our ability to meet our financial projections; our ability to service our debt and pay distributions; and our ability to increase our distributions.

Our additional risks and uncertainties, include, but are not limited to, the following: uncertainties associated with future revenue and revenue growth; uncertainties associated with the integration or anticipated benefits of our recent acquisitions or any future acquisitions; our ability to complete and fund additional acquisitions; the effect of economic downturns; the impact of our significant leverage on our operating plans; the decline in the fair value of certain equity and debt securities held in our trusts; our ability to attract, train and retain an adequate number of sales people; uncertainties associated with the volume and timing of pre-need sales of cemetery services and products; increased use of cremation; changes in the death rate; changes in the political or regulatory environments, including potential changes in tax accounting and trusting policies; our ability to successfully implement a strategic plan relating to achieving operating improvements, strong cash flows and further deleveraging; our ability to successfully compete in the cemetery and funeral home industry; litigation or legal proceedings that could expose us to significant liabilities and damage our reputation; the effects of cyber security attacks due to our significant reliance on information technology; uncertainties relating to the financial condition of third-party insurance companies that fund our pre-need funeral contracts; and various other uncertainties associated with the death care industry and our operations in particular.

When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (“2013 Form 10-K”) and our other reports filed with the SEC. Except as required under applicable law, we assume no obligation to update or revise any forward-looking statements made herein or any other forward-looking statements made by us, whether as a result of new information, future events or otherwise.

Organization

We were organized on April 2, 2004 to own and operate the cemetery and funeral home business conducted by Cornerstone and its subsidiaries. On September 20, 2004, in connection with our initial public offering of common units, Cornerstone contributed to us substantially all of its assets, liabilities and businesses, and then converted into CFSI LLC, a limited liability company. This transfer represented a reorganization of entities under common control and was recorded at historical cost.

Cornerstone had been founded in 1999 by members of our management team and a private equity investment firm in order to acquire a group of 123 cemetery properties and 4 funeral homes. Since that time, Cornerstone, succeeded by us, has acquired additional cemeteries and funeral homes, entered into long term cemetery operating agreements, built funeral homes, and sold cemeteries and funeral homes, resulting in the operation of 303 cemeteries and 99 funeral homes as of June 30, 2014.

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

On May 21, 2014, we sold 2,255,947 common units to American Cemeteries Infrastructure Investors, LLC, a Delaware limited liability company (“ACII”), at an aggregate purchase price of $55.0 million, or $24.38 per unit, pursuant to a Common Unit Purchase Agreement dated May 19, 2014. The proceeds were used primarily to fund the up-front rent consideration for the transaction with the Archdiocese of Philadelphia that closed during the second quarter of 2014.

On June 12, 2014, after the exercise of the underwriters’ over-allotment option, we completed our most recent follow-on public offering of 2,990,000 common units at a price of $23.67 per unit. Net proceeds of the offering, after deducting underwriting discounts and offering expenses, were approximately $67.3 million. The proceeds from the offering were used primarily to pay the purchase price related to our acquisition from Service Corporation International, which closed in the second quarter of 2014, with the remainder used to pay down borrowings outstanding under our Credit Facility. Refer to Note 13 of our unaudited condensed consolidated financial statements in Item 1 of this Form 10-Q for a more detailed discussion of the acquisition.

Overview

Cemetery Operations

We are currently the second largest owner and operator of cemeteries in the United States. As of June 30, 2014, we operated 303 cemeteries in 27 states and Puerto Rico. We own 272 of these cemeteries, and we operate the remaining 31 under lease, operating or management contracts. As a result of the agreements, other control arrangements and applicable accounting rules, we have treated 16 of these cemeteries as acquisitions for accounting purposes.

We operate 15 cemeteries under long-term lease, operating or management agreements that do not qualify as acquisitions for accounting purposes. As a result, we did not consolidate all of the existing assets and liabilities related to these cemeteries. We have consolidated the existing assets and liabilities of these cemeteries’ merchandise and perpetual care trusts as variable interest entities since we control and receive the benefits and absorb any losses from operating these trusts. Under these long-term lease, operating or management agreements, which are subject to certain termination provisions, we are the exclusive operator of these cemeteries. We earn revenues related to sales of merchandise, services, and interment rights and incur expenses related to such sales and the maintenance and upkeep of these cemeteries. Upon termination of these contracts, we will retain all of the benefits and related contractual obligations incurred from sales generated during the contract period. We have also recognized the existing merchandise liabilities assumed as part of these agreements.

We sell cemetery products and services both at the time of death, which we refer to as at-need, and prior to the time of death, which we refer to as pre-need. Revenues from cemetery operations accounted for approximately 84.0% and 82.9% of our total revenues during the three and six months ended June 30, 2014 as compared to 82.9% and 81.9% during the same periods last year.

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

Contracts related to pre-need installment sales are usually for a period not to exceed 60 months, with payments of principal and interest required. Pre-need sales contracts normally contain provisions for both principal and interest. For those contracts that do not bear a market rate of interest, we impute such interest based upon the prime rate plus 150 basis points, which resulted in a rate of 4.75% for the three and six months ended June 30, 2014 and 2013.

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

2. Cemetery Expenses

Cemetery expenses represent the cost to maintain and repair our cemetery properties and consist primarily of labor and equipment, utilities, real estate taxes and other maintenance items. Repairs necessary to maintain our cemeteries are expensed as they are incurred. Other maintenance costs required over the long term to maintain the operating capacity of our cemeteries, such as to build roads and install sprinkler systems are capitalized.

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

Funeral Home Operations

As of June 30, 2014, we owned and operated 99 funeral homes. These properties are located in 19 states and Puerto Rico. Forty-six of our funeral homes are located on the grounds of cemeteries that we own.

We derive revenues at our funeral homes from the sale of funeral home merchandise, including caskets and related funeral merchandise, and services, including removal and preparation of remains, the use of our facilities for visitation, worship and performance of funeral services and transportation services. We sell these services and merchandise generally at the time of need utilizing salaried licensed funeral directors. Funeral home revenues accounted for approximately 16.0% and 17.1% of our total revenues during the three and six months ended June 30, 2014 as compared to 17.1% and 18.1% during the same periods last year.

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

2014 Developments

Significant business developments for the six months ended June 30, 2014 include the following:

•	On February 27, 2014, we completed a follow-on public offering of 2,300,000 common units at a price of $24.45 per unit. Net proceeds of the offering, after deducting underwriting discounts and offering expenses, were approximately $53.2 million. The proceeds were used to pay down borrowings outstanding on our revolving credit facility.

•	On May 21, 2014, we sold 2,255,947 common units to ACII, at an aggregate purchase price of $55.0 million, or $24.38 per unit, pursuant to a Common Unit Purchase Agreement dated May 19, 2014. The proceeds were used primarily to fund the up-front rent consideration for the transaction with the Archdiocese of Philadelphia that closed during the second quarter of 2014. ACII is an affiliate of American Infrastructure Funds, L.L.C., an investment adviser registered with SEC. Robert B. Hellman, Jr., a director of our general partner is a managing member of American Infrastructure Funds, L.L.C. and he is affiliated with entities that own membership interests in ACII and the entity that is the manager of ACII.

•	On May 21, 2014, Cornerstone Family Services LLC, and its direct and indirect subsidiaries: CFSI LLC (“CFSI”) and our general partner completed a series of transactions to streamline the ownership structure of CFSI and our general partner. As a result, our general partner has become a wholly-owned subsidiary of StoneMor GP Holdings LLC (“GP Holdings”), formerly known as CFSI. Also, Mr. Hellman, as Trustee of a trust, for the pecuniary benefit of ACII, has exclusive voting and investment power over approximately 67% of membership interests in GP Holdings, and Lawrence Miller, our President and Chief Executive Officer and a

director of our general partner, William Shane, Allen Freedman, and Martin Lautman, directors of our general partner, Michael Stache and Robert Stache, retired executive officers of our general partner, and two family partnerships affiliated with Messrs. Miller and Shane collectively hold approximately 33% of membership interests in GP Holdings.

•	On May 22, 2014, we entered into the Fourth Amendment to the Third Amended and Restated Credit Agreement. The Amendment obtained the Lenders’ approval for the closing of the transactions with the Archdiocese of Philadelphia and Service Corporation International, increased the Consolidated Leverage Ratio to 4.00 to 1.0 for any measurement period and amended the definition of Consolidated EBITDA to, among other things, remove existing balance sheet adjustments and replace them with certain cash flow statement adjustments. See Liquidity and Capital Resources for further discussion.

•	On May 28, 2014, we and the Archdiocese of Philadelphia closed the transaction, pursuant to which we will operate 13 cemeteries in Pennsylvania for a term of 60 years, subject to certain termination provisions. At closing we paid an up-front rent of $53.0 million to the Archdiocese of Philadelphia. We recorded a contract-based intangible asset of $59.8 million, representing the underlying value from the agreements, at the present value of the total consideration less the fair value of net assets received, consisting of acquired accounts receivable of $1.6 million. A liability of $8.4 million was also recorded for the present value of future rent payments.

•	On June 10, 2014, we closed the transaction with certain subsidiaries of Service Corporation International to acquire nine funeral homes, twelve cemeteries and certain related assets in Central Florida, North Carolina, Southeastern Pennsylvania and Virginia. In consideration for the net assets acquired, we paid $53.8 million in cash, subject to certain post-closing adjustments dependent upon the final value of certain net assets actually transferred.

•	On June 12, 2014, after the exercise of the underwriters’ over-allotment option, we completed a follow-on public offering of 2,990,000 common units at a price of $23.67 per unit. Net proceeds of the offering, after deducting underwriting discounts and offering expenses, were approximately $67.3 million. The proceeds from the offering were used primarily to pay the purchase price related to our transaction with Service Corporation International, with the remainder used to pay down borrowings outstanding under our revolving credit facility.

Current Market Conditions and Economic Developments

In general, the financial markets have trended upward over the past few years. As of June 30, 2014, the market value of the assets in our merchandise trusts exceeded their amortized cost by 6.5%, which is an improvement from December 31, 2013 when the market value of the assets exceeded their amortized cost by 2.6%. As of June 30, 2014, the market value of the assets in our perpetual care trusts exceeded their amortized cost by 15.7%, which is an improvement from December 31, 2013 when the market value of the assets exceeded their amortized cost by 10.5%.

As of June 30, 2014, the majority of our long-term debt consisted of $175.0 million in Senior Notes due 2021 and $78.4 million of borrowings under our revolving credit facility which expires in 2017. As of June 30, 2014, we had $61.6 million of availability under our revolving credit facility. Further, on February 27, 2014 and June 12, 2014, we raised capital via follow-on public offerings of our common units.

The aggregate values of pre-need and at-need contracts written were $77.9 million and $141.6 million for the three and six months ended June 30, 2014 as compared to $71.3 million and $135.2 million during the same periods last year.

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

We have two primary debt covenants that are dependent upon our financial results, the Consolidated Leverage Ratio and the Consolidated Debt Service Coverage Ratio. The Consolidated Leverage Ratio relates to the ratio of Consolidated Funded Indebtedness to Consolidated EBITDA. Our Consolidated Leverage Ratio was 2.46 at June 30, 2014 compared to a maximum allowed ratio of 4.00. The Consolidated Debt Service Coverage Ratio relates to the ratio of Consolidated EBITDA to Consolidated Debt Service. Our Consolidated Debt Service Coverage Ratio was 4.61 at June 30, 2014 compared to a minimum allowed ratio of 2.50.

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

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Cemetery Segments

Cemetery Operations – Southeast

Since June 30, 2013, we have acquired eleven properties in our Cemetery Operations – Southeast segment. The first acquisition occurred during the third quarter of 2013, the second occurred during the first quarter of 2014 and the remaining nine occurred during the second quarter of 2014. The results of operations for these acquired properties have no impact on the results for the three months ended June 30, 2013, but are included in the results for the three months ended June 30, 2014. The acquisitions contributed approximately $1.4 million of the revenues and $0.8 million of the costs and expenses of the segment for the three months ended June 30, 2014.

The table below compares the results of operations for our Cemetery Operations – Southeast for the three months ended June 30, 2014 to the same period last year:

	Three months ended June 30,
	2014	2013	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Total revenues	$33,927	$33,241	$686	2.1%
Total costs and expenses	26,427	25,118	1,309	5.2%

Operating profit	$7,500	$8,123	$(623)	-7.7%

Revenues

The increase in revenues was primarily related to an increase of $0.6 million in income from our trusts and $0.1 million in the value of at-need contracts written. Our investment results can vary from period to period based on a number of factors including realized income and the timing of the recognition of gains within the trusts.

Total costs and expenses

The net increase in costs and expenses was primarily related to:

•	A $0.1 million increase in cemetery expenses primarily due to an increase in labor costs.

•	A $0.7 million increase in selling expenses due to an increase in advertising costs.

•	A $0.4 million increase in general and administrative expenses primarily due to a $0.3 million increase in personnel costs.

•	A $0.1 million increase in depreciation expense.

Cemetery Operations – Northeast

During the second quarter of 2014, we acquired three properties and separately obtained the rights from the Archdiocese of Philadelphia to operate thirteen properties in our Cemetery Operations – Northeast segment. The results of operations for these properties have no impact on the results for the three months ended June 30, 2013, but are included in the results for the three months ended June 30, 2014. The additions have contributed approximately $2.0 million of the revenues and $1.9 million of the costs and expenses of the segment for the three months ended June 30, 2014.

The table below compares the results of operations for our Cemetery Operations – Northeast for the three months ended June 30, 2014 to the same period last year:

	Three months ended June 30,
	2014	2013	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Total revenues	$18,830	$15,478	$3,352	21.7%
Total costs and expenses	13,347	11,819	1,528	12.9%

Operating profit	$5,483	$3,659	$1,824	49.8%

Revenues

The increase in revenues was primarily related to increases of $1.6 million in the value of at-need contracts written, $0.7 million in the value of pre-need contracts written and $1.0 million in income from our trusts. Our investment results can vary from period to period based on a number of factors including realized income and the timing of the recognition of gains within the trusts.

Total costs and expenses

The net increase in costs and expenses was primarily related to:

•	A $0.3 million decrease in cost of goods sold primarily attributable to changes in product mix.

•	A $0.8 million increase in cemetery expenses due to a $0.6 million increase in labor costs and a $0.2 million increase in repairs and maintenance expense.

•	A $0.6 million increase in selling expenses attributable to a $0.4 million increase in commissions and personnel expenses and a $0.2 million increase in advertising costs.

•	A $0.3 million increase in general and administrative expenses primarily related to increases in personnel costs and professional fees.

•	A $0.1 million increase in depreciation expense, primarily due to acquired properties.

Cemetery Operations – West

The table below compares the results of operations for our Cemetery Operations – West for the three months ended June 30, 2014 to the same period last year:

	Three months ended June 30,
	2014	2013	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Total revenues	$21,090	$18,895	$2,195	11.6%
Total costs and expenses	14,183	12,892	1,291	10.0%

Operating profit	$6,907	$6,003	$904	15.1%

Revenues

The increase in revenues was primarily related to increases of $0.9 million in the value of pre-need contracts written, $0.7 million in the value of at-need contracts written and $0.6 million in income from our trusts. Our investment results can vary from period to period based on a number of factors including realized income and the timing of the recognition of gains within the trusts.

Total costs and expenses

The net increase in costs and expenses was primarily related to:

•	A $0.7 million increase in cost of goods sold primarily related to the increase in the value of contracts written and changes in product mix.

•	A $0.2 million decrease in cemetery expenses due to a $0.3 million decrease in real estate taxes, partially offset by a $0.1 million increase in repairs and maintenance expenses.

•	A $0.5 million increase in selling expenses primarily due to increases of $0.3 million in commissions and personnel expenses and $0.2 million in advertising costs.

•	A $0.3 million increase in general and administrative expenses due to increases of $0.2 million in professional fees and $0.1 million in personnel costs.

Funeral Homes Segment

In the second quarter of 2014 we acquired nine funeral homes. Therefore, the results of operations for these properties have no impact on the results for the three months ended June 30, 2013, but are included in the results for the three months ended June 30, 2014. The additions have contributed approximately $0.6 million of the revenues and $0.3 million of the costs and expenses of the segment for the three months ended June 30, 2014.

The table below compares the results of operations for our Funeral Homes segment for the three months ended June 30, 2014 to the same period last year:

	Three months ended June 30,
	2014	2013	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Total revenues	$13,066	$11,983	$1,083	9.0%
Total costs and expenses	10,378	10,247	131	1.3%

Operating profit	$2,688	$1,736	$952	54.8%

Revenues

The increase in revenues was primarily attributable to increases of $0.5 million in the value of pre-need contracts written and $0.4 million in the value of at-need contracts written.

Total costs and expenses

The increase in costs and expenses was primarily attributable to an increase of $0.2 million in facility related costs, partially offset by a $0.1 million decrease in personnel costs.

Corporate Segment

The table below compares expenses incurred by the Corporate segment for the three months ended June 30, 2014 to the same period last year:

	Three months ended June 30,
	2014	2013	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Selling, cemetery and general and administrative expenses	$304	$461	$(157)	-34.1%
Depreciation and amortization	238	360	(122)	-33.9%
Acquisition related costs, net of recoveries	1,240	(625)	1,865	-298.4%
Corporate expenses
Corporate personnel expenses	3,117	3,150	(33)	-1.0%
Other corporate expenses	3,429	2,522	907	36.0%

Total corporate overhead	6,546	5,672	874	15.4%

Total corporate expenses	$8,328	$5,868	$2,460	41.9%

The increase in corporate expenses was primarily driven by increases of $1.9 million in acquisition related costs and $0.9 million in professional fees. Due to a legal settlement during the three months ended June 30, 2013, acquisition related costs resulted in a net recovery of $0.6 million. This legal settlement also resulted in a recovery of legal costs of $1.3 million, driving down professional fees expense for the prior period. Acquisition related costs will vary from period to period depending on the amount of acquisition activity that takes place.

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

The table below analyzes results of operations and the changes therein for the three months ended June 30, 2014 as compared to the same period last year. The table is structured so that our readers can determine whether changes were based upon changes in the level of merchandise and services and other revenues generated during each period and/ or changes in the timing of when merchandise and services were delivered:

	Three months ended			Three months ended
	June 30, 2014			June 30, 2013
	(in thousands)			(in thousands)
	Segment			Segment			Change in	Change in
	Results	GAAP	GAAP	Results	GAAP	GAAP	GAAP results	GAAP results
	(non-GAAP)	Adjustments	Results	(non-GAAP)	Adjustments	Results	($)	(%)
Revenues
Pre-need cemetery revenues	$38,409	$(12,659)	$25,750	$36,796	$(12,961)	$23,835	$1,915	8.0%
At-need cemetery revenues	23,110	1,595	24,705	20,595	(1,570)	19,025	5,680	29.9%
Investment income from trusts	9,612	(3,138)	6,474	7,403	(1,405)	5,998	476	7.9%
Interest income	2,034	—	2,034	1,860	—	1,860	174	9.4%
Funeral home revenues	13,066	(1,588)	11,478	11,983	(1,307)	10,676	802	7.5%
Other cemetery revenues	682	410	1,092	960	68	1,028	64	6.2%

Total revenues	86,913	(15,380)	71,533	79,597	(17,175)	62,422	9,111	14.6%

Costs and expenses
Cost of goods sold	10,510	(1,860)	8,650	10,145	(2,433)	7,712	938	12.2%
Cemetery expense	16,141	—	16,141	15,408	—	15,408	733	4.8%
Selling expense	17,198	(2,337)	14,861	15,497	(3,279)	12,218	2,643	21.6%
General and administrative expense	8,880	—	8,880	7,898	—	7,898	982	12.4%
Corporate overhead	6,546	—	6,546	5,672	—	5,672	874	15.4%
Depreciation and amortization	2,513	—	2,513	2,451	—	2,451	62	2.5%
Funeral home expense	9,635	(199)	9,436	9,498	(134)	9,364	72	0.8%
Acquisition related costs, net of recoveries	1,240	—	1,240	(625)	—	(625)	1,865	-298.4%

Total costs and expenses	72,663	(4,396)	68,267	65,944	(5,846)	60,098	8,169	13.6%

Operating profit	$14,250	$(10,984)	$3,266	$13,653	$(11,329)	$2,324	$942	40.5%

Revenues

Pre-need cemetery revenues were $25.8 million for the three months ended June 30, 2014, an increase of $2.0 million, or 8.0%, as compared to $23.8 million during the same period last year. The increase was the result of an increase of $1.7 million in the value of cemetery contracts written and a decrease of $0.3 million in deferred revenue.

At-need cemetery revenues were $24.7 million for the three months ended June 30, 2014, an increase of $5.7 million, or 29.9%, as compared to $19.0 million during the same period last year. The increase was primarily caused by an increase of $2.5 million in the value of cemetery contracts written and a decrease of $3.2 million in deferred revenue.

Investment income from trusts was $6.5 million for the three months ended June 30, 2014, an increase of $0.5 million, or 7.9%, as compared to $6.0 million during the same period last year. On a segment basis, we had an increase of $2.2 million primarily related to an increase in realized gains on our investments, which was offset by an adjustment of $1.7 million related to funds for which we have not met the requirements that would allow us to recognize them as revenue. Our investment results can vary from period to period based on a number of factors including realized income and the timing of the recognition of gains within the trusts.

Interest income on accounts receivable was $2.0 million for the three months ended June 30, 2014, an increase of $0.1 million, or 9.4%, as compared to $1.9 million during the same period last year.

Funeral home revenues were $11.5 million for the three months ended June 30, 2014, an increase of $0.8 million, or 7.5%, as compared to $10.7 million during the same period last year. The increase was primarily caused by an increase of $1.1 million in the value of contracts written and other revenue, which was partially offset by an increase of $0.3 million in deferred revenue.

Other cemetery revenues were $1.1 million during the three months ended June 30, 2014 compared to $1.0 million in the same period last year, a 6.2% increase.

Costs and Expenses

The cost of goods sold was $8.7 million for the three months ended June 30, 2014, an increase of $1.0 million, or 12.2%, as compared to $7.7 million during the same period last year. The ratio of cost of goods sold to pre-need and at-need cemetery revenues was 17.1% during the three months ended June 30, 2014 as compared to 18.0% during the same period last year. The change in the ratio primarily relates to changes in product mix.

Cemetery expenses were $16.1 million during the three months ended June 30, 2014, an increase of $0.7 million, or 4.8%, compared to $15.4 million during the same period last year. Within this category, there were increases of $0.8 million in personnel costs and $0.3 million in general repairs and maintenance expenses, partially offset by a decrease of $0.3 million in real estate taxes and a net $0.1 million decrease in other expenses. Cemetery expenses relate to the current costs of managing and maintaining our cemetery properties. These costs are expensed as incurred and are not deferred. Accordingly, from a margin standpoint, the most effective gauge of measuring cemetery expenses is as a ratio of segment level pre-need and at-need cemetery revenues. Changes in this ratio give an indication of our ability to manage and control our operating costs relative to our overall cemetery operations. An increase in the ratio indicates that expense increases related to the operation and maintenance of our cemetery properties exceeded increases in the value of contracts written, while a decrease in the ratio indicates that expense growth did not exceed increases in the value of contracts written. In the short-term, this ratio can be positively or negatively impacted by our acquisitions, including such factors as how long it takes us to fully implement our pre-need sales programs and whether there are any unanticipated costs. Over the long-term, we would expect this ratio to slightly decline as many of the expenses in this category are fixed in nature. The ratio of cemetery expenses to segment level pre-need and at-need cemetery revenues was 26.2% during the three months ended June 30, 2014 as compared to 26.8% during the same period last year.

Selling expenses were $14.9 million during the three months ended June 30, 2014, an increase of $2.7 million, or 21.6%, as compared to $12.2 million during the same period last year. The ratio of selling expenses to cemetery revenues was 29.5% during the three months ended June 30, 2014 as compared to 28.5% during the same period last year, largely due to an increase in advertising costs and the reduction in deferred selling expenses. This ratio gives some indication of how effectively the money we invest in selling efforts is translating into sales. However, most of our selling expenses are directly related to sales commissions and bonuses, which would be directly related to changes in the value of pre-need and at-need contracts written. As a result, we would expect this ratio to remain fairly consistent.

General and administrative expenses were $8.9 million during the three months ended June 30, 2014, an increase of $1.0 million, or 12.4%, as compared to $7.9 million during the same period last year. The majority of the increase was due to increases of $0.2 million in taxes and licenses expense, $0.2 million in professional fees and $0.4 million in personnel costs. General and administrative expenses are expensed as incurred and are not deferred. Accordingly, from a margin standpoint, the most effective gauge of measuring general and administrative expenses is as a ratio of segment level pre-need and at-need cemetery revenues. Changes in this ratio give an indication of our ability to manage and control our general and administrative costs relative to our overall cemetery operations. An increase in the ratio indicates that general and administrative percentage expense increases related to our cemetery properties exceeded percent increases in the value of contracts written, while a decrease in the ratio indicates that expense growth on a percentage basis did not exceed percentage increases in the value of contracts written. In the short-term, this ratio can be positively or negatively impacted by our acquisitions, including such factors as how long it takes us to fully implement our pre-need sales programs and whether there are any unanticipated costs. Over the long-term, we would expect this ratio to slightly decrease as many of the expenses in this category are fixed in nature. The ratio of general and administrative expenses to segment level pre-need and at-need cemetery revenues was 14.4% during the three months ended June 30, 2014 as compared to 13.8% during the same period last year.

Total corporate overhead was $6.5 million for the three months ended June 30, 2014, an increase of $0.8 million, or 15.4% compared to $5.7 million during the same period last year. The increase in corporate overhead was driven by an increase of $0.9 million in professional fees. Due to a legal settlement during the three months ended June 30, 2013, we had a recovery of legal costs of $1.3 million, driving down professional fees expense for the prior period.

Depreciation and amortization was $2.5 million during the three months ended June 30, 2014, and the same period last year.

Funeral home expenses were $9.4 million for the three months ended June 30, 2014 and the same period last year.

Due to a legal settlement during the three months ended June 30, 2013, acquisition related costs resulted in a net recovery of $0.6 million. Acquisition related costs were $1.2 million for the three months ended June 30, 2014. These costs will vary from period to period depending on the amount of acquisition activity that takes place.

Non-segment Allocated Results

Certain statement of operations amounts are not allocated to segment operations. These amounts are those line items that can be found on our unaudited condensed consolidated statement of operations below operating profit and above net income (loss).

The table below summarizes these items and the changes between the three months ended June 30, 2014 and 2013:

	Three months ended June 30,
	2014	2013	Change ($)	Change (%)
	(in thousands)
Gain on settlement agreement, net	$888	$11,349	$(10,461)	-92.2%
Gain on sale of other assets	—	155	(155)	-100.0%
Loss on early extinguishment of debt	—	21,595	(21,595)	-100.0%
Interest expense	5,148	5,132	16	0.3%
Income tax expense (benefit)	$(876)	$(1,090)	$214	-19.6%

During the three months ended June 30, 2014, we recovered an additional $1.5 million related to the settlement of claims from locations acquired in 2010. A gain of $0.9 million has been recorded as gain on settlement agreement, on the unaudited condensed consolidated statement of operation, which was net of legal fees of $0.6 million. During the second quarter of 2013 certain proceeds received from a legal settlement were recorded as a gain on settlement agreement on the unaudited condensed consolidated statement of operations, resulting in a total gain on settlement of $11.3 million.

Interest expense was consistent period over period. In general, there was an increase in discount accretion expense, which was mostly offset due to a reduction in interest expense primarily due to a decrease in the interest rates and amounts outstanding under the credit facility. Average amounts outstanding under the credit facility were $84.9 million and $86.3 million during the three months ended June 30, 2014 and 2013, respectively.

We had an income tax benefit of $0.9 million for the three months ended June 30, 2014, as compared to $1.1 million during the same period last year. Our effective tax rate differs from our statutory tax rate primarily because our legal entity structure includes different tax filing entities, including a significant number of partnerships that are not subject to paying tax.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Cemetery Operations – Southeast

Since June 30, 2013, we have acquired eleven properties in our Cemetery Operations – Southeast segment. The first acquisition occurred during the third quarter of 2013, the second occurred during the first quarter of 2014, and the remaining nine occurred during the second quarter of 2014. The results of operations for these acquired properties have no impact on the results for the six months ended June 30, 2013, but are included in the results for the six months ended June 30, 2014. The acquisitions contributed approximately $2.1 million of the revenues and $1.2 million of the costs and expenses of the segment for the six months ended June 30, 2014.

The table below compares the results of operations for our Cemetery Operations – Southeast for the six months ended June 30, 2014 to the same period last year:

	Six months ended June 30,
	2014	2013	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Total revenues	$67,654	$66,217	$1,437	2.2%
Total costs and expenses	49,591	47,191	2,400	5.1%

Operating profit	$18,063	$19,026	$(963)	-5.1%

Revenues

The increase in revenues was related to an increase in income from our trusts of $1.2 million and increases of $0.1 million in the value of both at-need and pre-need contracts written. Our investment results can vary from period to period based on a number of factors including realized income and the timing of the recognition of gains within the trusts.

Total costs and expenses

The net increase in costs and expenses was primarily related to:

•	A $0.4 million increase in cost of goods sold attributable to product mix.

•	A $0.6 million increase in cemetery expenses primarily due to increases of $0.1 million in labor costs, $0.3 million in repairs and maintenance costs and an increase of $0.2 million in utility and fuel costs.

•	A $0.7 million increase in selling expenses primarily attributable to an increase of $0.9 million in advertising costs, partially offset by a $0.1 million decrease in travel costs and a $0.1 million in commissions and personnel expenses.

•	A $0.5 million increase in general and administrative expense primarily due to a $0.3 million increase in personnel expenses, with the remaining net increase due to general office costs.

•	A $0.2 million increase in depreciation expense.

Cemetery Operations – Northeast

During the second quarter of 2014, we acquired three properties and separately obtained the rights from the Archdiocese of Philadelphia to operate thirteen properties in our Cemetery Operations – Northeast segment. The results of operations for these properties have no impact on the results for the six months ended June 30, 2013, but are included in the results for the six months ended June 30, 2014. The additions have contributed approximately $2.0 million of the revenues and $1.9 million of the costs and expenses of the segment for the six months ended June 30, 2014.

The table below compares the results of operations for our Cemetery Operations – Northeast for the six months ended June 30, 2014 to the same period last year:

	Six months ended June 30,
	2014	2013	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Total revenues	$36,844	$31,006	$5,838	18.8%
Total costs and expenses	22,790	21,884	906	4.1%

Operating profit	$14,054	$9,122	$4,932	54.1%

Revenues

The increase in revenues was primarily caused by an increase in other income of $4.4 million primarily related to one land sale during the first quarter of 2014. Also, we had increases of $0.9 million in the value of at-need contracts written and $1.0 million in income from our trusts. These increases were partially offset by a decrease of $0.5 million in the value of pre-need contracts written. Our investment results can vary from period to period based on a number of factors including realized income and the timing of the recognition of gains within the trusts.

Total costs and expenses

The net increase in costs and expenses was primarily related to:

•	A $0.5 million decrease in cost of goods sold attributable to changes in product mix.

•	A $0.8 million increase in cemetery expenses primarily attributable to increases of $0.6 million in labor costs, $0.1 million in repairs and maintenance expense, $0.1 million in utility and fuel costs and $0.1 million in real estate tax expense. These increases were partially offset by a $0.1 million decrease in automobile related costs.

•	A $0.3 million increase in selling expenses primarily due to increases in advertising costs.

•	A $0.2 million increase in general and administrative expenses primarily due to $0.1 million increases in both personnel costs and professional fees.

•	A $0.1 million increase in depreciation expense.

Cemetery Operations – West

The table below compares the results of operations for our Cemetery Operations – West for the six months ended June 30, 2014 to the same period last year:

	Six months ended June 30,
	2014	2013	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Total revenues	$41,834	$37,785	$4,049	10.7%
Total costs and expenses	26,471	23,627	2,844	12.0%

Operating profit	$15,363	$14,158	$1,205	8.5%

Revenues

The increase in revenues was caused by a $1.1 million increase in the value of pre-need contracts written, a $0.5 million increase in the value of at-need contracts written and an increase of $2.4 million in income from our trusts. Our investment results can vary from period to period based on a number of factors including realized income and the timing of the recognition of gains within the trusts.

Total costs and expenses

The net increase in costs and expenses was primarily related to:

•	A $1.9 million increase in cost of goods sold attributable to the corresponding increase in the value of contracts written and change in product mix.

•	A $0.1 million decrease in cemetery expenses primarily due to a decrease of $0.3 million in real estate tax expense, offset by an increase of $0.2 million in repairs and maintenance expenses.

•	A $0.7 million increase in selling expenses primarily due to a $0.4 million increase in commission and personnel related costs and a $0.2 million increase in advertising costs.

•	A $0.3 million increase in general and administrative expenses primarily due to increases in professional fees.

Funeral Homes Segment

In the first quarter of 2013 we acquired six funeral homes. In the second quarter of 2014 we acquired nine funeral homes. Therefore, the results of operations for these properties have either a lesser or no impact on the results for the six months ended June 30, 2013, but are included in the results for the six months ended June 30, 2014. These additions are primarily responsible for the increases to revenues and costs and expenses for the Funeral Homes segment.

The table below compares the results of operations for our Funeral Homes segment for the six months ended June 30, 2014 to the same period last year:

	Six months ended June 30,
	2014	2013	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Total revenues	$26,320	$24,810	$1,510	6.1%
Total costs and expenses	20,618	19,830	788	4.0%

Operating profit	$5,702	$4,980	$722	14.5%

Revenues

The increase in revenues was primarily attributable to a $1.1 million increase in the value of pre-need contracts written and a $0.3 million increase in the value of at-need contracts written.

Total costs and expenses

The increase in costs and expenses was primarily attributable to increases of $0.4 million in facility costs, $0.2 million in merchandise costs and $0.1 million in depreciation, with the net remainder attributable to increases in other general expense categories.

Corporate Segment

The table below compares expenses incurred by the Corporate segment for the six months ended June 30, 2014 to the same period last year:

	Six months ended June 30,
	2014	2013	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Selling, cemetery and general and administrative expenses	$849	$833	$16	1.9%
Depreciation and amortization	480	740	(260)	-35.1%
Acquisition related costs, net of recoveries	1,589	658	931	141.5%
Corporate expenses
Corporate personnel expenses	6,359	7,454	(1,095)	-14.7%
Other corporate expenses	7,643	6,206	1,437	23.2%

Total corporate overhead	14,002	13,660	342	2.5%

Total corporate expenses	$16,920	$15,891	$1,029	6.5%

The increase in corporate expenses was primarily attributable to increases of $1.3 million in professional fees and $0.9 million in acquisition related costs, partially offset by a decrease of $1.1 million in personnel costs. Due to a legal settlement during the six months ended June 30, 2013, acquisition related costs were reduced by $1.3 million. This legal settlement also resulted in recoveries of legal costs of $1.7 million, driving down professional fees expense for the prior period. Acquisition related costs will vary from period to period depending on the amount of acquisition activity that takes place.

Reconciliation of Segment Results of Operations to Consolidated Results of Operations

As discussed in the segment sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, cemetery revenues and their associated costs as reported at the segment level are not deferred until such time that we satisfy the delivery criteria for revenue recognition.

The table below analyzes results of operations and the changes therein for the six months ended June 30, 2014 as compared to the same period last year. The table is structured so that our readers can determine whether changes were based upon changes in the level of merchandise and services and other revenues generated during each period and/ or changes in the timing of when merchandise and services were delivered:

	Six months ended			Six months ended
	June 30, 2014			June 30, 2013
	(in thousands)			(in thousands)
	Segment			Segment			Change in	Change in
	Results	GAAP	GAAP	Results	GAAP	GAAP	GAAP results	GAAP results
	(non-GAAP)	Adjustments	Results	(non-GAAP)	Adjustments	Results	($)	(%)
Revenues
Pre-need cemetery revenues	$68,385	$(21,927)	$46,458	$67,739	$(22,390)	$45,349	$1,109	2.4%
At-need cemetery revenues	42,958	370	43,328	41,337	(2,934)	38,403	4,925	12.8%
Investment income from trusts	25,240	(12,789)	12,451	20,505	(9,878)	10,627	1,824	17.2%
Interest income	4,041	—	4,041	3,725	—	3,725	316	8.5%
Funeral home revenues	26,320	(3,095)	23,225	24,810	(2,716)	22,094	1,131	5.1%
Other cemetery revenues	5,708	709	6,417	1,702	134	1,836	4,581	249.5%

Total revenues	172,652	(36,732)	135,920	159,818	(37,784)	122,034	13,886	11.4%

Costs and expenses
Cost of goods sold	19,757	(3,603)	16,154	17,898	(3,896)	14,002	2,152	15.4%
Cemetery expense	29,470	—	29,470	28,193	—	28,193	1,277	4.5%
Selling expense	31,027	(4,977)	26,050	29,332	(5,890)	23,442	2,608	11.1%
General and administrative expense	16,525	—	16,525	15,480	—	15,480	1,045	6.8%
Corporate overhead	14,002	—	14,002	13,660	—	13,660	342	2.5%
Depreciation and amortization	4,881	—	4,881	4,781	—	4,781	100	2.1%
Funeral home expense	19,139	(417)	18,722	18,421	(321)	18,100	622	3.4%
Acquisition related costs, net of recoveries	1,589	—	1,589	658	—	658	931	141.5%

Total costs and expenses	136,390	(8,997)	127,393	128,423	(10,107)	118,316	9,077	7.7%

Operating profit	$36,262	$(27,735)	$8,527	$31,395	$(27,677)	$3,718	$4,809	129.3%

Revenues

Pre-need cemetery revenues were $46.5 million for the six months ended June 30, 2014, an increase of $1.2 million, or 2.4%, as compared to $45.3 million during the same period last year. The increase was primarily caused by an increase of $0.7 million in the value of cemetery contracts written and a decrease of $0.5 million in deferred revenue.

At-need cemetery revenues were $43.3 million for the six months ended June 30, 2014, an increase of $4.9 million, or 12.8%, as compared to $38.4 million during the same period last year. The increase was primarily caused by an increase of $1.6 million in the value of cemetery contracts written and a decrease of $3.3 million in deferred revenue.

Investment income from trusts was $12.5 million for the six months ended June 30, 2014, an increase of $1.9 million, or 17.2%, as compared to $10.6 million during the same period last year. On a segment basis, we had an increase of $4.8 million primarily related to an increase in realized gains on our investments, which was offset by an adjustment of $2.9 million related to funds for which we have not met the requirements that would allow us to recognize them as revenue. Our investment results can vary from period to period based on a number of factors including realized income and the timing of the recognition of gains within the trusts.

Interest income on accounts receivable was $4.0 million for the six months ended June 30, 2014 as compared to $3.7 million for the six months ended June 30, 2013, primarily due to a larger accounts receivable balance.

Revenues for the Funeral Homes segment were $23.2 million for the six months ended June 30, 2014, an increase of $1.1 million, or 5.1%, compared to $22.1 million during the same period last year. The increase was primarily driven by the 15 funeral homes we acquired in 2013 and 2014.

Other cemetery revenues were $6.4 million for the six months ended June 30, 2014, as compared to $1.8 million during the same period last year. The increase was primarily caused by one land sale during the first quarter of 2014.

Costs and Expenses

The cost of goods sold was $16.2 million for the six months ended June 30, 2014, an increase of $2.2 million, or 15.4%, as compared to $14.0 million during the same period last year. The ratio of cost of goods sold to pre-need and at-need cemetery revenues was 18.0% during the six months ended June 30, 2014 as compared to 16.7% during the same period last year. The change in the ratio primarily relates to changes in product mix.

Cemetery expenses were $29.5 million during the six months ended June 30, 2014, an increase of $1.3 million, or 4.5%, compared to $28.2 million during the same period last year. Within this category, there were increases of $0.6 million in repairs and maintenance expenses, $0.8 million in personnel costs and $0.4 million in utility costs offset by a decrease of $0.3 million in real estate taxes, with the remaining decrease in general cemetery costs. Cemetery expenses relate to the current costs of managing and maintaining our cemetery properties. These costs are expensed as incurred and are not deferred. Accordingly, from a margin standpoint, the most effective gauge of measuring cemetery expenses is as a ratio of segment level pre-need and at-need cemetery revenues. Changes in this ratio give an indication of our ability to manage and control our operating costs relative to our overall cemetery operations. An increase in the ratio indicates that expense increases related to the operation and maintenance of our cemetery properties exceeded increases in the value of contracts written, while a decrease in the ratio indicates that expense growth did not exceed increases in the value of contracts written. In the short-term, this ratio can be positively or negatively impacted by our acquisitions, including such factors as how long it takes us to fully implement our pre-need sales programs and whether there are any unanticipated costs. Over the long-term, we would expect this ratio to slightly decline as many of the expenses in this category are fixed in nature. The ratio of cemetery expenses to segment level pre-need and at-need cemetery revenues was 26.5% during the six months ended June 30, 2014 as compared to 25.8% during the same period last year.

Selling expenses were $26.1 million during the six months ended June 30, 2014, an increase of $2.6 million, or 11.1%, as compared to $23.4 million during the same period last year. The overall expense increase was primarily caused by a decrease in deferred selling expenses of $0.9 million, an increase of $0.3 million in commission related expenses and $1.3 million in advertising costs, with the remaining increase in other general selling expenses. The ratio of selling expenses to cemetery revenues was 29.0% during the six months ended June 30, 2014 as compared to 28.0% during the same period last year. This ratio gives some indication of how effectively the money we invest in selling efforts is translating into sales. However, the majority of our selling expenses are directly related to sales commissions and bonuses, which would be directly related to changes in the value of pre-need and at-need contracts written. As a result, we would expect this ratio to remain fairly consistent.

General and administrative expenses were $16.5 million during the six months ended June 30, 2014, an increase of $1.0 million, or 6.8%, compared to $15.5 million during the same period last year. The majority of the increase was due to increases of $0.5 million in personnel costs and $0.2 million in professional fees, with the remainder due to net increases in general office costs. General and administrative expenses are expensed as incurred and are not deferred. Accordingly, from a margin standpoint, the most effective gauge of measuring general and administrative expenses is as a ratio of segment level pre-need and at-need cemetery revenues. Changes in this ratio give an indication of our ability to manage and control our general and administrative costs relative to our overall cemetery operations. An increase in the ratio indicates that general and administrative percentage expense increases related to our cemetery properties exceeded percent increases in the value of contracts written, while a decrease in the ratio indicates that expense growth on a percentage basis did not exceed percentage increases in the value of contracts written. In the short-term, this ratio can be positively or negatively impacted by our acquisitions, including such factors as how long it takes us to fully implement our pre-need sales programs and whether there are any unanticipated costs. Over the long-term, we would expect this ratio to slightly decrease as many of the expenses in this category are fixed in nature. The ratio of general and administrative expenses to segment level pre-need and at-need cemetery revenues was 14.8% during the six months ended June 30, 2014 as compared to 14.2% during the same period last year.

Total corporate overhead was $14.0 million for the six months ended June 30, 2014, an increase of $0.3 million, or 2.5% compared to $13.7 million during the same period last year. The increase in corporate expenses was primarily attributable to an increase of $1.3 million in professional fees, partially offset by a decrease of $1.1 million in personnel costs. Due to a legal settlement during the six months ended June 30, 2013, we had recoveries of legal costs of $1.7 million, driving down professional fees expense for the prior period.

Depreciation and amortization was $4.9 million during the six months ended June 30, 2014, an increase of $0.1 million, or 2.1%, as compared to $4.8 million during the same period last year. The increase was primarily due to additional depreciation and amortization from assets acquired in our recent acquisitions.

Funeral home expenses were $18.7 million for the six months ended June 30, 2014, an increase of $0.6 million, or 3.4%, compared to $18.1 million during the same period last year. The increase was primarily driven by our 2013 and 2014 acquisitions and was primarily attributable to increases of $0.4 million in facility costs, and $0.2 million in commission expense, with the remainder attributable to increases in other general expense categories.

Acquisition related costs were $1.6 million for the six months ended June 30, 2014, an increase of $0.9 million, or 141.5%, as compared to $0.7 million during the same period last year. The increase was primarily due to a legal settlement which resulted in a recovery of $1.3 million of legal fees during the six months ended June 30, 2013. These costs will vary from period to period depending on the amount of acquisition activity that takes place.

Non-segment Allocated Results

As previously mentioned, certain statement of operations amounts are not allocated to segment operations. These amounts are those line items that can be found on our unaudited condensed consolidated statement of operations below operating profit and above net income (loss).

The table below summarizes these items and the changes between the six months ended June 30, 2014 and 2013:

	Six months ended June 30,
	2014	2013	Change ($)	Change (%)
	(in thousands)
Gain on acquisition	$412	$—	$412	100.0%
Gain on settlement agreement, net	888	12,261	(11,373)	-92.8%
Gain on sale of other assets	—	155	(155)	-100.0%
Loss on early extinguishment of debt	—	21,595	(21,595)	-100.0%
Interest expense	10,722	10,595	127	1.2%
Income tax expense (benefit)	$(1,186)	$(2,047)	$861	-42.1%

The gain on acquisition recorded during the six months ended June 30, 2014 relates to our first quarter 2014 acquisition.

During the six months ended June 30, 2014, we recovered an additional $1.5 million related to the settlement of claims from locations acquired in 2010. A gain of $0.9 million has been recorded as gain on settlement agreement on the unaudited condensed consolidated statement of operations, which was net of legal fees of $0.6 million. During the six months ended June 30, 2013 certain proceeds received from a legal settlement were recorded as a gain on settlement agreement on the unaudited condensed consolidated statement of operations, resulting in a total gain on settlement of $12.3 million.

The early extinguishment of debt charge during the six months ended June 30, 2013 of $21.6 million relates to the tender premium of $14.9 million we paid in connection with the early repayment of $150.0 million of our 10.25% Senior Notes due 2017 and the write-off of $6.7 million of unamortized fees and discounts related to those notes.

Interest expense was consistent period over period. In general, there was an increase in discount accretion expense, which was mostly offset due to a reduction in interest expense primarily due to a decrease in the interest rates and amounts outstanding under the credit facility. Average amounts outstanding under the credit facility were $92.6 million and $97.7 million during the six months ended June 30, 2014 and 2013, respectively.

We had an income tax benefit of $1.2 million for the six months ended June 30, 2014, as compared to $2.0 million during the same period last year. Our effective tax rate differs from our statutory tax rate primarily because our legal entity structure includes different tax filing entities, including a significant number of partnerships that are not subject to paying tax.

Supplemental Data

The following table presents supplemental operating data for the periods presented:

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Operating Data:
Interments performed	12,188	11,325	23,501	23,444
Interment rights sold (1):
Lots	10,470	8,228	15,747	13,987
Mausoleum crypts (including pre-construction)	639	596	1,203	1,052
Niches	520	271	781	558

Net interment rights sold (1)	11,629	9,095	17,731	15,597

Number of contracts written	28,822	27,047	52,653	51,541
Aggregate contract amount, in thousands (excluding interest)	$77,938	$71,327	$141,610	$135,151
Average amount per contract (excluding interest)	$2,704	$2,637	$2,689	$2,622
Number of pre-need contracts written	14,331	13,777	26,259	25,719
Aggregate pre-need contract amount, in thousands (excluding interest)	$52,249	$48,538	$94,011	$89,837
Average amount per pre-need contract (excluding interest)	$3,646	$3,523	$3,580	$3,493
Number of at-need contracts written	14,491	13,270	26,394	25,822
Aggregate at-need contract amount, in thousands (excluding interest)	$25,689	$22,789	$47,599	$45,314
Average amount per at-need contract (excluding interest)	$1,773	$1,717	$1,803	$1,755

(1)	Net of cancellations. Sales of double-depth burial lots are counted as two sales.

Liquidity and Capital Resources

Overview

Our primary short-term liquidity needs are to fund general working capital requirements, repay our debt obligations, service our debt, make routine maintenance capital improvements and pay distributions. We will need additional liquidity to construct mausoleum and lawn crypts on the grounds of our cemetery properties.

Our primary sources of liquidity are cash flows from operations and amounts available under our revolving credit facility as described below. In the past, we have been able to increase our liquidity through long-term bank borrowings and the issuance of additional common units and other partnership securities, including debt, subject to the restrictions in our revolving credit facility and under our senior notes.

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

Long-term Debt

7.875% Senior Notes due 2021

On May 28, 2013, we issued $175.0 million aggregate principal amount of 7.875% Senior Notes due 2021 (the “Senior Notes”). We pay 7.875% interest per annum on the principal amount of the Senior Notes, payable in cash semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2013. The net proceeds from the offering were used to retire a $150.0 million aggregate principal amount of 10.25% Senior Notes due 2017 (the “Prior Senior Notes”) and the remaining proceeds were used for general corporate purposes. The Senior Notes were issued at 97.832% of par resulting in gross proceeds of $171.2 million with an original issue discount of approximately $3.8 million. We incurred debt issuance costs and fees of approximately $4.6 million. These costs and fees are deferred and will be amortized over the life of these notes. As of June 30, 2014, we were in compliance with all applicable covenants of the Senior Notes.

Credit Facility

On January 19, 2012, we entered into the Third Amended and Restated Credit Agreement (the “Credit Agreement”). The terms of the Credit Agreement are substantially the same as the terms of the Second Amended and Restated Credit Agreement, as amended. Capitalized terms which are not defined in the following description shall have the meaning assigned to such terms in the Credit Agreement or the amendments to the Credit Agreement, as applicable. The Credit Agreement was amended three times in 2013.

On May 22, 2014, we entered into the Fourth Amendment to the Credit Agreement. The Fourth Amendment increased the maximum Consolidated Leverage Ratio to 4.00 to 1.0 for any period and amended the definition of Consolidated EBITDA to, among other things, remove existing balance sheet adjustments and replace them with certain cash flow statement adjustments. The Fourth Amendment also contains certain conforming changes to reflect the Lenders’ consent to the closing of the transactions with the Archdiocese of Philadelphia and Service Corporation International, both of which are described in detail in Note 13 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

As amended, we have a revolving credit facility (the “Credit Facility”) with a borrowing limit of $140.0 million and a maturity date of January 19, 2017. The Credit Facility may be used to finance working capital requirements, Permitted Acquisitions and Capital Expenditures. The maximum Consolidated Leverage Ratio is 4.00 to 1.0 for any measurement period. The minimum Consolidated Debt Service Coverage Ratio is 2.50 for any measurement period. The ranges of the Applicable Rates are 3.00%, 4.00%, and 0.800% for Base Rate Loans, Eurodollar Rate Loans and Letter of Credit Fees, and Commitment Fees, respectively, when the Consolidated Leverage Ratio is greater than or equal to 3.75 to 1.0. We are not allowed to permit Consolidated EBITDA for any measurement period to be less than the sum of (i) $57.8 million plus (ii) 80% of the aggregate of all Consolidated EBITDA for each Permitted Acquisition completed after March 31, 2013.

The amount of aggregate consideration we may pay for a Permitted Acquisition, without Required Lender approval, is $10.0 million on an individual basis and $50.0 million when aggregated with the total Aggregate Consideration paid by or on behalf of us for all other Permitted Acquisitions which closed within the immediately preceding 365 days.

The interest rates on amounts outstanding under the Credit Facility were approximately 4.0% at June 30, 2014. Amounts borrowed may be either Base Rate Loans or Eurodollar Rate Loans and amounts repaid or prepaid during the term may be reborrowed. Depending on the type of loan, borrowings bear interest at the Base Rate or Eurodollar Rate, plus applicable margins ranging from 1.25% to 3.00% and 2.25% to 4.00%, respectively, depending on our Consolidated Leverage Ratio. The Base Rate is the highest of the Prime Rate, the Federal Funds Rate plus 0.50%, or the Eurodollar Rate plus 1.0%. The Eurodollar Rate is the British Bankers Association LIBOR Rate. Amounts outstanding under the Credit Facility approximate their fair value.

The Credit Agreement requires us to pay an unused Commitment Fee, which is calculated based on the amount by which the commitments under the Credit Agreement exceed the usage of such commitments. The Commitment Fee Rate ranges from 0.375% to 0.800% depending on our Consolidated Leverage Ratio.

The Credit Agreement contains restrictive covenants that, among other things, prohibit distributions upon defined events of default, restrict investments and sales of assets and require us to maintain certain financial covenants, including specified financial ratios. A material decrease in revenues could cause us to breach certain of our financial covenants. Any such breach could allow the Lenders to accelerate our debt (and cause cross-default) which would have a material adverse effect on our business, financial condition or results of operations. Our covenants include a certain measure of Consolidated EBITDA, a Consolidated Leverage Ratio and a Consolidated Debt Service Coverage Ratio. As of June 30, 2014, we were in compliance with all applicable financial covenants.

Amounts outstanding under our Credit Facility fluctuated during the six months ended June 30, 2014 and 2013. At the beginning of 2014, we had $114.0 million outstanding on our Credit Facility. During the first quarter of 2014, we reduced our borrowings on the Credit Facility by $36.6 million as we had borrowed $17.0 million prior to February 27, 2014 and then we used the net proceeds from our February 27, 2014 follow-on public offering and other available cash to repay $53.6 million of amounts outstanding on our Credit Facility. During the second quarter of 2014, we increased our borrowings on the Credit Facility by $1.0 million resulting in outstanding borrowings of $78.4 million at June 30,

2014. Prior to June 12, 2014 we had borrowed $19.0 million and then we used a portion of the proceeds from our June 2014 follow-on public offering and other available cash to repay $18.0 million of amounts outstanding on our Credit Facility in June. At the beginning of 2013, we had $101.7 million outstanding on our Credit Facility. During the first quarter of 2013, we reduced our borrowings on the Credit Facility by $19.8 million as we had borrowed $18.6 million prior to March 26, 2013 and then we used the net proceeds of approximately $38.4 million from our March 26, 2013 follow-on public offering to repay amounts outstanding on our Credit Facility. We borrowed an additional $21.0 million during the second quarter of 2013 and then we used the remaining proceeds of approximately $11.9 million from our May 28, 2013 debt offering to further repay amounts outstanding on our Credit Facility, resulting in outstanding borrowings of $91.0 million on our Credit Facility at June 30, 2013. The average amounts borrowed under our Credit Facility were $92.6 million and $97.7 million for the six months ended June 30, 2014 and 2013, respectively.

For a more detailed description of our long-term debt agreements, see our 2013 Form 10-K.

Cash Flow from Operating Activities

Cash flows provided by operating activities were $6.8 million during the six months ended June 30, 2014, compared to $16.5 million during the same period last year. The prior year amount is primarily higher as a result of cash received in a legal settlement during our second quarter of 2013. Other factors include an increased use of cash to settle accounts payable and accrued liabilities offset by smaller cash outflows to our merchandise trusts.

Cash Flow from Investing Activities

Net cash used in investing activities was $114.0 million during the six months ended June 30, 2014 as compared to $15.1 million during the same period last year. Cash flows used for investing activities during the six months ended June 30, 2014 were $54.0 million for the acquisition of 13 cemeteries and 9 funeral homes, $53.0 million for up-front rent for the transaction with the Archdiocese of Philadelphia and $7.0 million for other capital expenditures. Cash flows used for investing activities during the six months ended June 30, 2013 were $9.1 million for the acquisition of 6 funeral homes and $6.2 million for other capital expenditures offset by $0.2 million in proceeds from the sale of other assets.

Cash Flow from Financing Activities

Cash flows provided by financing activities were $110.4 million during the six months ended June 30, 2014 as compared to $4.8 million during the same period last year. Cash flows provided by financing activities for the six months ended June 30, 2014 consisted of $120.5 million of proceeds from our follow-on public offerings and $53.4 million of proceeds from our issuance of common units to ACII, partially offset by net repayments of long-term debt of $35.3 million, and cash distributions to unit holders of $28.2 million. Cash flows provided by financing activities for the six months ended June 30, 2013 consisted of $38.4 million of proceeds from our follow-on public offering and $217.1 million from long term borrowings on our Credit Facility combined with the issuance of $175.0 million of Senior Notes partially offset by repayments of long-term debt of $205.8 million, inclusive of the retirement of our $150.0 million of senior notes, and fees associated with this retirement of $14.9 million, costs of financing activities of $4.7 million and cash distributions to unit holders of $25.3 million.

Capital Expenditures

The following table summarizes total maintenance capital expenditures and expansion capital expenditures, including expenditures for the construction of mausoleums and for acquisitions, for the periods presented:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Maintenance capital expenditures	$2,774	$2,149	$4,104	$3,920
Expansion capital expenditures	108,966	1,176	109,914	11,352

Total capital expenditures	$111,740	$3,325	$114,018	$15,272

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

Interest-Bearing Investments

Our fixed-income securities subject to market risk consist primarily of investments in our merchandise trusts and perpetual care trusts. As of June 30, 2014, the fair value of fixed-income securities in our merchandise trusts represented 3.1% of the fair value of total trust assets while the fair value of fixed-income securities in our perpetual care trusts represented 7.3% of the fair value of total trust assets. The aggregate quoted fair value of these fixed-income securities was $15.4 million and $25.3 million in merchandise trusts and perpetual care trusts, respectively, as of June 30, 2014. Each 1% change in interest rates on these fixed-income securities would result in changes of approximately $154,000 and $253,000 in the fair market value of the assets in our merchandise trusts and perpetual care trusts, respectively, based on discounted expected future cash flows. If these securities are held to maturity, no change in fair market value will be realized.

Our money market and other short-term investments subject to market risk consist primarily of investments in our merchandise trusts and perpetual care trusts. As of June 30, 2014, the fair value of money market and short-term investments in our merchandise trusts represented 9.5% of the fair value of total trust assets while the fair value of money market and short-term investments in our perpetual care trusts represented 8.6% of the fair value of total trust assets. The aggregate quoted fair value of these money market and short-term investments was $47.3 million and $29.9 million in the merchandise trusts and perpetual care trusts, respectively, as of June 30, 2014. Each 1% change in interest rates on these money market and short-term investments would result in changes of approximately $473,000 and $299,000 in the fair market value of the assets in our merchandise trusts and perpetual care trusts, respectively, based on discounted expected future cash flows.

Marketable Equity Securities

Our marketable equity securities subject to market risk consist primarily of investments held in our merchandise trusts and perpetual care trusts. These assets consist of investments in both individual equity securities as well as closed and open ended mutual funds. As of June 30, 2014, the fair value of marketable equity securities in our merchandise trusts represented 20.4% of the fair value of total trust assets while the fair value of marketable equity securities in our perpetual care trusts represented 13.5% of total trust assets. The aggregate quoted fair market value of these marketable equity securities was $101.7 million and $47.1 million in our merchandise trusts and perpetual care trusts, respectively, as of June 30, 2014, based on final quoted sales prices. Each 10% change in the average market prices of the equity securities would result in a change of approximately $10.2 million and $4.7 million in the fair market value of securities held in the merchandise trusts and perpetual care trusts, respectively. As of June 30, 2014, the fair value of marketable closed and open ended mutual funds in our merchandise trusts represented 59.1% of the fair value of total trust assets while the fair value of closed and open ended mutual funds in our perpetual care trusts represented 65.7% of total trust assets. The aggregate quoted fair market value of these closed and open ended mutual funds was $295.5 million and $229.4 million in the merchandise trusts and perpetual care trusts, respectively, as of June 30, 2014, based on final quoted sales prices. Each 10% change in the average market prices of the closed and open ended mutual funds would result in a change of approximately $29.6 million and $22.9 million in the fair market value of securities held in our merchandise trusts and perpetual care trusts, respectively.

Investment Strategies and Objectives

Our internal investment strategies and objectives for funds held in merchandise trusts and perpetual care trusts are specified in an Investment Policy Statement which requires us to do the following:

•	State in a written document our expectations, objectives, tolerances for risk and guidelines in the investment of our assets;

•	Set forth a disciplined and consistent structure for managing all trust assets. This structure is based on a long-term asset allocation strategy, which is diversified across asset classes, investment styles and strategies. We believe this structure is likely to meet our stated objectives within our tolerances for risk and variability. This structure also includes ranges around the target allocations allowing for adjustments when appropriate to reduce risk or enhance returns. It further includes guidelines for the selection of investment managers and vehicles through which to implement the investment strategy;

•	Provide specific guidelines for each investment manager. These guidelines control the level of overall risk and liquidity assumed in each portfolio;

•	Appoint third-party investment advisors to oversee the specific investment managers and advise our Trust Committee; and

•	Establish criteria to monitor, evaluate and compare the performance results achieved by the overall trust portfolios and by our investment managers. This allows us to compare the performance results of the trusts to our objectives and other benchmarks, including peer performance, on a regular basis.

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

Debt Instruments

Our Credit Facility bears interest at a floating rate, based on LIBOR, which is adjusted quarterly. This subjects us to increases in interest expense resulting from movements in interest rates. As of June 30, 2014, we had $78.4 million of borrowings outstanding under our Credit Facility. After these borrowings, our unused line of credit under the Credit Facility is $61.6 million. The interest rates on amounts outstanding under the Credit Facility were approximately 4.0% at June 30, 2014.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In May 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control – Integrated Framework (2013 Framework). Originally issued in 1992 (1992 Framework), the 1992 framework remains available during the transition period, which extends to December 15, 2014. As of June 30, 2014, we continue to utilize the 1992 Framework and anticipate transition to the 2013 Framework by the transition date.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factor set forth below and risk factors discussed in “Part I, Item 1A. Risk Factors” in our 2013 Form 10-K and other reports that we file with the SEC, which could materially affect our business, financial condition or future results.

We may not have sufficient cash from operations to increase distributions, to continue paying distributions at their current level, or at all, after we have paid our expenses, including the expenses of our general partner, funded merchandise and perpetual care trusts and established necessary cash reserves.

The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from operations, which fluctuates from quarter to quarter based on, among other things:

•	the volume of our sales;

•	the prices at which we sell our products and services; and

•	the level of our operating and general and administrative costs.

In addition, the actual amount of cash we will have available for distribution will depend on other factors, such as working capital borrowings, capital expenditures and funding requirements for trusts and our ability to withdraw amounts from trusts. Therefore, our major risk is related to uncertainties associated with our cash flow from our pre-need and at-need sales, our trusts, and financings, which may impact our ability to meet our financial projections, our ability to service our debt and pay distributions, and our ability to increase our distributions.

If we do not generate sufficient cash to continue paying distributions at least at their current level, the market price of our common units may decline materially and the same may be true if we do not increase our distributions as projected. We expect that we will need working capital borrowings of approximately $21.0 million during the fiscal year ending December 31, 2014 in order to have sufficient operating surplus to pay distributions at their current level and with the projected increase on our common units, although the actual amount of working capital borrowings could be materially more or less. These working capital borrowings enable us to finance the build-up in our accounts receivables and to construct mausoleums and purchase products for our pre-need sales in advance of the time of need which, in turn, allow us to generate available cash for operating surplus over time by accessing the funds held in trust for the products purchased.

The risks described in this Current Report on Form 10-Q, the 2013 Form 10-K and other reports that we file with the SEC are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including the risks faced by us described in this Current Report on Form 10-Q, our 2013 Form 10-K and other reports that we file with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

2.1	Asset Sale Agreement dated April 2, 2014, by and among StoneMor Operating LLC, StoneMor Florida LLC, StoneMor Florida Subsidiary LLC, StoneMor North Carolina LLC, StoneMor North Carolina Subsidiary LLC, StoneMor North Carolina Funeral Services, Inc., Loewen [Virginia] LLC, Loewen [Virginia] Subsidiary, Inc., Rose Lawn Cemeteries LLC, Rose Lawn Cemeteries Subsidiary, Incorporated, StoneMor Pennsylvania LLC, StoneMor Pennsylvania Subsidiary LLC, CMS West Subsidiary LLC, S.E. Funeral Homes of Florida, LLC, S.E. Cemeteries of Florida, LLC, S.E. Combined Services of Florida, LLC, S.E. Cemeteries of North Carolina, Inc., S.E. Funeral Homes of North Carolina, Inc., Montlawn Memorial Park, Inc., S.E. Cemeteries of Virginia, LLC, SCI Virginia Funeral Services, Inc., George Washington Memorial Park, Inc., Sunset Memorial Park Company and S.E. Mid- Atlantic Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 8, 2014).

2.2	Asset Sale Agreement dated April 2, 2014, by and among StoneMor Operating LLC, StoneMor North Carolina LLC, StoneMor North Carolina Subsidiary LLC, Laurel Hill Memorial Park LLC, Laurel Hill Memorial Park Subsidiary, Inc., StoneMor Pennsylvania LLC, StoneMor Pennsylvania Subsidiary LLC, S.E. Cemeteries of North Carolina, Inc., Clinch Valley Memorial Cemetery, Inc., and S.E. Acquisition of Pennsylvania, Inc. (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on April 8, 2014).

4.1	Registration Rights Agreement, dated as of May 21, 2014, by and between StoneMor Partners L.P. and American Cemeteries Infrastructure Investors, LLC (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 23, 2014).

10.1	Common Unit Purchase Agreement, dated as of May 19, 2014, by and between StoneMor Partners L.P. and American Cemeteries Infrastructure Investors, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 23, 2014).

10.2	Fourth Amendment to Third Amended and Restated Credit Agreement, dated May 22, 2014, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, its Subsidiaries, the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 23, 2014).

10.3	Amendment No. 2 to Lease Agreement, dated as of May 28, 2014, by and among StoneMor Operating, LLC, StoneMor Pennsylvania LLC, StoneMor Pennsylvania Subsidiary LLC, the Archdiocese of Philadelphia, and StoneMor Partners L.P.

10.4	Joinder to Amended and Restated Credit Agreement, dated June 10 2014, by and among Kirk & Nice, Inc., Kirk & Nice Suburban Chapel, Inc. and the other Credit Parties named therein in favor of the Lenders and Bank of America, N.A. as Administrative Agent for the benefit of the Lenders, as Collateral Agent for the benefit of the Secured Parties, as Swing Line Lender and as L/C Issuer.

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors.

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of Timothy K. Yost, Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith).

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Timothy K. Yost, Chief Financial Officer (furnished herewith).

99.1	Second Amended and Restated Limited Liability Company Agreement of StoneMor GP LLC, dated as of May 21, 2014, by StoneMor GP Holdings, LLC (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on May 23, 2014).

101	Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of June 30, 2014, and December 31, 2013; (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013; (iii) Unaudited Condensed Consolidated Statement of Partners’ Capital (Deficit); (iv) Unaudited Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2014 and 2013; and (v) Notes to the Unaudited Condensed Consolidated Financial Statements. Users of this data are advised that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of StoneMor Partners L.P.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STONEMOR PARTNERS L.P.
	By:	StoneMor GP LLC
its general partner

August 8, 2014	/s/ Lawrence Miller
Lawrence Miller
Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

August 8, 2014	/s/ Timothy K. Yost
Timothy K. Yost
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

2.1	Asset Sale Agreement dated April 2, 2014, by and among StoneMor Operating LLC, StoneMor Florida LLC, StoneMor Florida Subsidiary LLC, StoneMor North Carolina LLC, StoneMor North Carolina Subsidiary LLC, StoneMor North Carolina Funeral Services, Inc., Loewen [Virginia] LLC, Loewen [Virginia] Subsidiary, Inc., Rose Lawn Cemeteries LLC, Rose Lawn Cemeteries Subsidiary, Incorporated, StoneMor Pennsylvania LLC, StoneMor Pennsylvania Subsidiary LLC, CMS West Subsidiary LLC, S.E. Funeral Homes of Florida, LLC, S.E. Cemeteries of Florida, LLC, S.E. Combined Services of Florida, LLC, S.E. Cemeteries of North Carolina, Inc., S.E. Funeral Homes of North Carolina, Inc., Montlawn Memorial Park, Inc., S.E. Cemeteries of Virginia, LLC, SCI Virginia Funeral Services, Inc., George Washington Memorial Park, Inc., Sunset Memorial Park Company and S.E. Mid- Atlantic Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 8, 2014).

2.2	Asset Sale Agreement dated April 2, 2014, by and among StoneMor Operating LLC, StoneMor North Carolina LLC, StoneMor North Carolina Subsidiary LLC, Laurel Hill Memorial Park LLC, Laurel Hill Memorial Park Subsidiary, Inc., StoneMor Pennsylvania LLC, StoneMor Pennsylvania Subsidiary LLC, S.E. Cemeteries of North Carolina, Inc., Clinch Valley Memorial Cemetery, Inc., and S.E. Acquisition of Pennsylvania, Inc. (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8- K filed on April 8, 2014).

4.1	Registration Rights Agreement dated as of May 21, 2014, by and between StoneMor Partners L.P. and American Cemeteries Infrastructure Investors, LLC (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 23, 2014).

10.1	Common Unit Purchase Agreement dated as of May 19, 2014, by and between StoneMor Partners L.P. and American Cemeteries Infrastructure Investors, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 23, 2014).

10.2	Fourth Amendment to Third Amended and Restated Credit Agreement, dated May 22, 2014, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, its Subsidiaries, the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 23, 2014).

10.3	Amendment No. 2 to Lease Agreement, dated as of May 28, 2014, by and among StoneMor Operating, LLC, StoneMor Pennsylvania LLC, StoneMor Pennsylvania Subsidiary LLC, the Archdiocese of Philadelphia, and StoneMor Partners L.P.

10.4	Joinder to Amended and Restated Credit Agreement, dated June 10 2014, by and among Kirk & Nice, Inc., Kirk & Nice Suburban Chapel, Inc. and the other Credit Parties named therein in favor of the Lenders and Bank of America, N.A. as Administrative Agent for the benefit of the Lenders, as Collateral Agent for the benefit of the Secured Parties, as Swing Line Lender and as L/C Issuer.

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors.

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of Timothy K. Yost, Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith).

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Timothy K. Yost, Chief Financial Officer (furnished herewith).

99.1	Second Amended and Restated Limited Liability Company Agreement of StoneMor GP LLC, dated as of May 21, 2014, by StoneMor GP Holdings, LLC (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on May 23, 2014).

101	Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of June 30, 2014, and December 31, 2013; (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013; (iii) Unaudited Condensed Consolidated Statement of Partners’ Capital (Deficit); (iv) Unaudited Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2014 and 2013; and (v) Notes to the Unaudited Condensed Consolidated Financial Statements. Users of this data are advised that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of StoneMor Partners L.P.