Form 10-Q
period 2014-09-30
STONEMOR PARTNERS LP
filed 2014-11-07
CIK 1286131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

The number of the registrant’s outstanding common units at October 31, 2014 was 29,132,874.

Index – Form 10-Q

Part I – Financial Information

Item 1.	Financial Statements

StoneMor Partners L.P.

Condensed Consolidated Balance Sheet

(in thousands)

(unaudited)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$22,175	$12,175
Accounts receivable, net of allowance	55,463	55,415
Prepaid expenses	6,535	3,622
Other current assets	23,784	22,667

Total current assets	107,957	93,879
Long-term accounts receivable, net of allowance	86,478	78,367
Cemetery property	341,178	316,469
Property and equipment, net of accumulated depreciation	100,746	85,007
Merchandise trusts, restricted, at fair value	491,641	431,556
Perpetual care trusts, restricted, at fair value	348,950	311,771
Deferred financing costs, net of accumulated amortization	7,124	8,308
Deferred selling and obtaining costs	94,853	87,998
Deferred tax assets	42	42
Goodwill	57,128	48,737
Intangible assets	67,945	9,655
Other assets	5,161	2,554

Total assets	$1,709,203	$1,474,343

Liabilities and partners’ capital
Current liabilities:
Accounts payable and accrued liabilities	$40,831	$37,269
Accrued interest	4,944	1,512
Current portion, long-term debt	3,373	2,916

Total current liabilities	49,148	41,697
Other long-term liabilities	1,342	1,527
Obligation for lease and management agreements, net	8,594	—
Long-term debt	265,831	289,016
Deferred cemetery revenues, net	634,805	579,993
Deferred tax liabilities	13,106	12,407
Merchandise liability	153,511	130,412
Perpetual care trust corpus	348,950	311,771

Total liabilities	1,475,287	1,366,823

Commitments and contingencies
Partners’ capital (deficit)
General partner deficit	(4,132)	(2,137)
Common partners, 29,132 and 21,377 units outstanding as of September 30, 2014 and December 31, 2013, respectively	238,048	109,657

Total partners’ capital	233,916	107,520

Total liabilities and partners’ capital	$1,709,203	$1,474,343

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statement of Operations

(in thousands, except per unit data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues:
Cemetery
Merchandise	$37,812	$28,265	$98,452	$83,586
Services	14,971	11,051	37,760	33,422
Investment and other	13,152	11,850	42,418	34,098
Funeral home
Merchandise	4,752	4,266	14,770	13,736
Services	7,487	6,107	20,694	18,731

Total revenues	78,174	61,539	214,094	183,573

Costs and expenses:
Cost of goods sold (exclusive of depreciation shown separately below):
Perpetual care	1,898	1,418	5,110	4,199
Merchandise	7,164	5,684	20,106	16,905
Cemetery expense	18,076	14,507	47,546	42,700
Selling expense	16,494	11,692	42,544	35,134
General and administrative expense	9,808	7,902	26,333	23,382
Corporate overhead (including $265 and $348 in unit-based compensation for the three months ended September 30, 2014 and 2013, and $802 and $1,038 for the nine months ended September 30, 2014 and 2013, respectively)	8,392	7,997	22,394	21,657
Depreciation and amortization	3,112	2,378	7,993	7,159
Funeral home expense
Merchandise	1,441	1,573	4,691	4,798
Services	5,522	4,914	15,023	14,239
Other	3,396	2,494	9,367	8,044
Acquisition related costs, net of recoveries	451	243	2,040	901

Total cost and expenses	75,754	60,802	203,147	179,118

Operating profit	2,420	737	10,947	4,455
Gain on sale of funeral home	244	—	244	—
Gain on acquisition	—	2,530	412	2,530
Gain on settlement agreement, net	—	—	888	12,261
Gain on sale of other assets	—	—	—	155
Loss on early extinguishment of debt	—	—	—	21,595
Interest expense	5,268	5,193	15,990	15,788

Net loss before income taxes	(2,604)	(1,926)	(3,499)	(17,982)
Income tax expense (benefit)	664	(442)	(522)	(2,489)

Net loss	$(3,268)	$(1,484)	$(2,977)	$(15,493)

General partner’s interest in net loss for the period	$(44)	$(26)	$(49)	$(284)
Limited partners’ interest in net loss for the period	$(3,224)	$(1,458)	$(2,928)	$(15,209)
Net loss per limited partner unit (basic and diluted)	$(.11)	$(.07)	$(.11)	$(.73)
Weighted average number of limited partners’ units outstanding - basic and diluted	29,018	21,351	25,712	20,814
Distributions declared per unit	$.610	$.600	$1.810	$1.785

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statement of

Partners’ Capital (Deficit)

(in thousands)

(unaudited)

	Partners’ Capital (Deficit)
	Common Unit Holders	General Partner	Total
Balance, December 31, 2013	$109,657	$(2,137)	$107,520
Proceeds from public offerings	120,345	—	120,345
Issuance of common units	54,899	—	54,899
Compensation related to units awards	802	—	802
Net loss	(2,928)	(49)	(2,977)
Cash distributions	(43,351)	(1,946)	(45,297)
Unit distributions	(1,376)	—	(1,376)

Balance, September 30, 2014	$238,048	$(4,132)	$233,916

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statement of Cash Flows

(in thousands)

(unaudited)

	For the nine months ended September 30,
	2014	2013
Operating activities:
Net loss	$(2,977)	$(15,493)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cost of lots sold	7,181	6,047
Depreciation and amortization	7,993	7,159
Unit-based compensation	802	1,038
Accretion of debt discounts	2,127	1,676
Gain on acquisition	(412)	(2,530)
Gain on sale of other assets	—	(155)
Gain on sale of funeral home	(244)	—
Loss on early extinguishment of debt	—	21,595
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(2,958)	(2,148)
Allowance for doubtful accounts	2,647	(1,163)
Merchandise trust fund	(26,547)	(23,711)
Prepaid expenses	(2,913)	(1,926)
Other current assets	(1,019)	(3,906)
Other assets	(1,397)	3,573
Accounts payable and accrued and other liabilities	7,382	8,340
Deferred selling and obtaining costs	(6,855)	(8,884)
Deferred cemetery revenue	45,475	51,181
Deferred taxes (net)	(1,254)	(3,260)
Merchandise liability	(3,793)	(537)

Net cash provided by operating activities	23,238	36,896

Investing activities:
Cash paid for cemetery property	(4,692)	(4,210)
Purchase of subsidiaries	(54,000)	(14,100)
Consideration for lease and management agreements	(53,000)	—
Cash paid for property and equipment	(6,430)	(5,366)
Proceeds from divestiture of funeral home	297	—
Proceeds from sales of other assets	—	155

Net cash used in investing activities	(117,825)	(23,521)

Financing activities:
Cash distributions	(45,297)	(38,653)
Additional borrowings on long-term debt	63,365	237,002
Repayments of long-term debt	(86,788)	(218,036)
Proceeds from public offerings	120,345	38,377
Proceeds from issuance of common units	53,237	—
Fees paid related to early extinguishment of debt	—	(14,920)
Cost of financing activities	(275)	(5,107)

Net cash provided by (used in) financing activities	104,587	(1,337)

Net increase in cash and cash equivalents	10,000	12,038
Cash and cash equivalents - Beginning of period	12,175	7,946

Cash and cash equivalents - End of period	$22,175	$19,984

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$10,303	$10,756
Cash paid during the period for income taxes	$3,536	$3,315
Non-cash investing and financing activities:
Acquisition of assets by financing	$251	$107
Issuance of limited partner units for cemetery acquisition	$—	$3,718
Acquisition of asset by assumption of directly related liability	$8,368	$3,924

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

1.	NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

StoneMor Partners L.P. (“StoneMor”, the “Company” or the “Partnership”) is a provider of funeral and cemetery products and services in the death care industry in the United States. Through its subsidiaries, StoneMor offers a complete range of funeral merchandise and services, along with cemetery property, merchandise and services, both at the time of need and on a pre-need basis. As of September 30, 2014, the Partnership operated 303 cemeteries in 27 states and Puerto Rico, of which 272 are owned and 31 are operated under management or operating agreements. The Partnership also owned and operated 98 funeral homes in 19 states and Puerto Rico.

Basis of Presentation

The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All interim financial data is unaudited. However, in the opinion of management, the interim financial data as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for a full year. The December 31, 2013 condensed consolidated balance sheet data was derived from audited financial statements included in the Company’s 2013 Annual Report on Form 10-K (“2013 Form 10-K”) and has been adjusted to include the effects of retrospective adjustments resulting from the Company’s 2013 first quarter acquisition, but does not include all disclosures required by GAAP, which are presented in the Company’s 2013 Form 10-K.

The Company’s presentation of its intangible assets within its consolidated balance sheet has changed. These assets were previously presented within the “Other assets” caption and are now presented as the separate caption, “Intangible assets.” The change in presentation is due to the recording of an intangible asset resulting from the transaction closed with the Archdiocese of Philadelphia in the second quarter of 2014. Refer to Note 13 for a detailed discussion on this transaction. This change in presentation has no effect on any other previously reported amounts, including “Total assets.”

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

2.	LONG-TERM ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

Long-term accounts receivable, net, consists of the following:

	As of
	September 30,	December 31,
	2014	2013
	(in thousands)
Customer receivables	$185,724	$174,062
Unearned finance income	(20,038)	(20,005)
Allowance for contract cancellations	(23,745)	(20,275)

	141,941	133,782
Less: current portion, net of allowance	55,463	55,415

Long-term portion, net of allowance	$86,478	$78,367

Activity in the allowance for contract cancellations is as follows:

	For the nine months ended September 30,
	2014	2013
	(in thousands)
Balance—Beginning of period	$20,275	$17,933
Provision for cancellations	17,080	14,791
Charge-offs—net	(13,610)	(12,964)

Balance—End of period	$23,745	$19,760

3.	CEMETERY PROPERTY

Cemetery property consists of the following:

	As of
	September 30,	December 31,
	2014	2013
	(in thousands)
Developed land	$78,914	$72,458
Undeveloped land	172,530	163,997
Mausoleum crypts and lawn crypts	79,706	70,216
Other land	10,028	9,798

Total	$341,178	$316,469

4.	PROPERTY AND EQUIPMENT

Major classes of property and equipment follow:

	As of
	September 30,	December 31,
	2014	2013
	(in thousands)
Building and improvements	$106,829	$91,575
Furniture and equipment	48,490	44,828

	155,319	136,403
Less: accumulated depreciation	(54,573)	(51,396)

Property and equipment—net	$100,746	$85,007

Depreciation expense was $2.5 million and $6.5 million for the three and nine months ended September 30, 2014, respectively, as compared to $2.0 million and $5.6 million during the same periods last year.

5.	MERCHANDISE TRUSTS

At September 30, 2014, the Company’s merchandise trusts consisted of the following types of assets:

•	Money Market Funds that invest in low risk short term securities;

•	Publicly traded mutual funds that invest in underlying debt securities;

•	Publicly traded mutual funds that invest in underlying equity securities;

•	Equity investments primarily in securities that are currently paying dividends or distributions. These investments include Master Limited Partnerships and global equity securities;

•	Fixed maturity debt securities issued by various corporate entities;

•	Fixed maturity debt securities issued by U.S. states and local government agencies; and

•	Assets acquired related to the second quarter 2014 acquisition of twelve cemeteries and nine funeral homes from Service Corporation International (“SCI”) (see Note 13). According to the terms of the agreement, SCI was required to liquidate the holdings of the related trusts upon closing and forward the proceeds to the Company as soon as practicable. As of September 30, 2014, the Company had not received some of these amounts. Accordingly, the assets not received are shown in a single line item in the disclosures below as “Assets acquired via acquisition” and the cost basis and fair value of such assets are based upon preliminary estimates that the Company is required to make in accordance with Accounting Topic 805.

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

The Company has included $8.1 million and $8.3 million of investments held in trust by the West Virginia Funeral Directors Association at September 30, 2014 and December 31, 2013, respectively, in its merchandise trust assets. As required by law, the Company deposits a portion of certain funeral merchandise sales in West Virginia into a trust that is held by the West Virginia Funeral Directors Association. These trusts are recorded at their account value, which approximates their fair value.

The cost and market value associated with the assets held in merchandise trusts at September 30, 2014 and December 31, 2013 were as follows:

As of September 30, 2014	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Short-term investments	$51,328	$—	$—	$51,328
Fixed maturities:
U.S. State and local government agency	75	—	—	75
Corporate debt securities	9,438	27	(245)	9,220
Other debt securities	7,153	—	(8)	7,145

Total fixed maturities	16,666	27	(253)	16,440

Mutual funds - debt securities	132,090	973	(4,763)	128,300
Mutual funds - equity securities	168,644	13,846	(721)	181,769
Equity securities	86,649	5,392	(1,536)	90,505
Other invested assets	5,460	—	(220)	5,240

Total managed investments	$460,837	$20,238	$(7,493)	$473,582

Assets acquired via acquisition	9,933	—	—	9,933
West Virginia Trust Receivable	8,126	—	—	8,126

Total	$478,896	$20,238	$(7,493)	$491,641

As of December 31, 2013	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Short-term investments	$46,518	$—	$—	$46,518
Fixed maturities:
Corporate debt securities	9,105	162	(96)	9,171
Other debt securities	7,336	—	(12)	7,324

Total fixed maturities	16,441	162	(108)	16,495

Mutual funds - debt securities	117,761	729	(7,157)	111,333
Mutual funds - equity securities	144,249	16,610	(3,329)	157,530
Equity securities	81,520	5,267	(1,092)	85,695
Other invested assets	5,809	—	(86)	5,723

Total managed investments	$412,298	$22,768	$(11,772)	$423,294

West Virginia Trust Receivable	8,262	—	—	8,262

Total	$420,560	$22,768	$(11,772)	$431,556

The contractual maturities of debt securities as of September 30, 2014 were as follows:

As of September 30, 2014	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
	(in thousands)
U.S. State and local government agency	$75	$—	$—	$—
Corporate debt securities	18	4,309	4,871	22
Other debt securities	891	6,254	—	—

Total fixed maturities	$984	$10,563	$4,871	$22

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at September 30, 2014 and December 31, 2013 is presented below:

	Less than 12 months		12 Months or more		Total		Number of Securities in Loss Position
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of September 30, 2014	Value	Losses	Value	Losses	Value	Losses
	(in thousands, except number of securities data)
Fixed maturities:
Corporate debt securities	$6,165	$196	$1,165	$49	$7,330	$245	52
Other debt securities	1,738	2	4,772	6	6,510	8	11

Total fixed maturities	7,903	198	5,937	55	13,840	253	63

Mutual funds - debt securities	20,466	340	87,823	4,423	108,289	4,763	32
Mutual funds - equity securities	6,443	335	4,337	386	10,780	721	16
Equity securities	24,415	1,013	3,174	523	27,589	1,536	108
Other invested assets	—	—	5,098	220	5,098	220	1

Total	$59,227	$1,886	$106,369	$5,607	$165,596	$7,493	220

	Less than 12 months		12 Months or more		Total		Number of Securities in Loss Position
As of December 31, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands, except number of securities data)
Fixed maturities:
Corporate debt securities	$2,812	$43	$1,249	$53	$4,061	$96	29
Other debt securities	5,329	8	995	4	6,324	12	14

Total fixed maturities	8,141	51	2,244	57	10,385	108	43

Mutual funds - debt securities	87,113	6,724	6,485	433	93,598	7,157	13
Mutual funds - equity securities	29,993	2,444	4,217	885	34,210	3,329	2
Equity securities	25,379	1,031	1,492	61	26,871	1,092	33
Other invested assets	2,266	86	—	—	2,266	86	1

Total	$152,892	$10,336	$14,438	$1,436	$167,330	$11,772	92

There were 220 and 92 securities in an unrealized loss position in merchandise trusts as of September 30, 2014 and December 31, 2013, respectively, of which 37 and 19, respectively, were in an unrealized loss position for more than twelve months. For all securities in an unrealized loss position, the Company evaluates the severity of the impairment and length of time that a security has been in a loss position and has concluded there is no other than temporary impairment. In addition, the Company is not aware of any circumstances that would prevent the future market value recovery for these securities.

A reconciliation of the Company’s merchandise trust activities for the nine months ended September 30, 2014 is presented below:

Fair Value at 12/31/2013	Contributions	Distributions	Interest/ Dividends	Capital Gain Distributions	Realized Gain/ Loss	Taxes	Fees	Unrealized Change in Fair Value	Fair Value at 9/30/2014
	(in thousands)
$ 431,556	67,190	(35,725)	12,822	36	18,749	(2,521)	(2,215)	1,749	$491,641

The Company made net contributions into the trusts of approximately $31.5 million during the nine months ended September 30, 2014. During the nine months ended September 30, 2014, purchases and sales of securities available for sale included in trust investments were approximately $342.2 million and $354.4 million, respectively. Contributions include $32.1 million of assets that were acquired through acquisitions during the nine months ended September 30, 2014.

Other-Than-Temporary Impairments of Trust Assets

During the nine months ended September 30, 2014, the Company determined that there were 2 securities with an aggregate cost basis of approximately $0.2 million and an aggregate fair value of approximately $0.1 million, resulting in an impairment of $0.1 million, wherein such impairment was considered to be other-than-temporary. During the three months ended September 30, 2013, the Company determined that there were 3 securities with an aggregate cost basis of approximately $1.2 million and an aggregate fair value of approximately $0.9 million, resulting in an impairment of $0.3 million, wherein such impairment was considered to be other-than-temporary. During the nine months ended September 30, 2013, the Company determined that there were 7 securities with an aggregate cost basis of approximately $2.6 million and an aggregate fair value of approximately $1.6 million, resulting in an impairment of $1.0 million, wherein such impairment was considered to be other-than-temporary. Accordingly, the Company adjusted the cost basis of these assets to their current value and offset this change against deferred revenue. This reduction in deferred revenue will be reflected in earnings in future periods as the underlying merchandise is delivered or the underlying service is performed.

During the three months ended September 30, 2014, the Company determined that there were no other than temporary impairments to the investment portfolio in the merchandise trusts.

6.	PERPETUAL CARE TRUSTS

At September 30, 2014, the Company’s perpetual care trusts consisted of the following types of assets:

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

The cost and market value associated with the assets held in perpetual care trusts at September 30, 2014 and December 31, 2013 were as follows:

As of September 30, 2014	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Short-term investments	$27,257	$—	$—	$27,257
Fixed maturities:
U.S. Government and federal agency	100	17	—	117
U.S. State and local government agency	57	—	—	57
Corporate debt securities	24,693	213	(450)	24,456
Other debt securities	371	—	—	371

Total fixed maturities	25,221	230	(450)	25,001

Mutual funds - debt securities	121,292	385	(3,165)	118,512
Mutual funds - equity securities	100,950	25,285	(136)	126,099
Equity securities	32,395	19,971	(285)	52,081

Total	$307,115	$45,871	$(4,036)	$348,950

As of December 31, 2013	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Short-term investments	$16,686	$—	$—	$16,686
Fixed maturities:
U.S. Government and federal agency	302	70	—	372
Corporate debt securities	24,378	340	(208)	24,510
Other debt securities	371	—	—	371

Total fixed maturities	25,051	410	(208)	25,253

Mutual funds - debt securities	121,493	466	(5,946)	116,013
Mutual funds - equity securities	93,243	22,521	(171)	115,593
Equity securities	25,580	12,283	(19)	37,844
Other invested assets	172	210	—	382

Total	$282,225	$35,890	$(6,344)	$311,771

The contractual maturities of debt securities as of September 30, 2014 were as follows:

As of September 30, 2014	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
	(in thousands)
U.S. Government and federal agency	$—	$117	$—	$—
U.S. State and local government agency	57	—	—	—
Corporate debt securities	752	12,934	10,734	36
Other debt securities	371	—	—	—

Total fixed maturities	$1,180	$13,051	$10,734	$36

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at September 30, 2014 and December 31, 2013 held in perpetual care trusts is presented below:

	Less than 12 months		12 Months or more		Total		Number of Securities in Loss Position
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of September 30, 2014	Value	Losses	Value	Losses	Value	Losses
	(in thousands, except number of securities data)
Fixed maturities:
Corporate debt securities	$12,494	$338	$2,974	$112	$15,468	$450	69

Total fixed maturities	12,494	338	2,974	112	15,468	450	69

Mutual funds - debt securities	24,706	277	82,887	2,888	107,593	3,165	29
Mutual funds - equity securities	7,197	64	1,230	72	8,427	136	7
Equity securities	3,311	281	647	4	3,958	285	65

Total	$47,708	$960	$87,738	$3,076	$135,446	$4,036	170

	Less than 12 months		12 Months or more		Total		Number of Securities in Loss Position
As of December 31, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands, except number of securities data)
Fixed maturities:
Corporate debt securities	$5,664	$93	$3,122	$115	$8,786	$208	29

Total fixed maturities	5,664	93	3,122	115	8,786	208	29

Mutual funds - debt securities	93,473	4,781	16,367	1,165	109,840	5,946	13
Mutual funds - equity securities	1,185	171	—	—	1,185	171	1
Equity securities	513	19	—	—	513	19	3

Total	$100,835	$5,064	$19,489	$1,280	$120,324	$6,344	46

There were 170 and 46 securities in an unrealized loss position in perpetual care trusts as of September 30, 2014 and December 31, 2013, respectively, of which 21 and 13, respectively, were in an unrealized loss position for more than twelve months. For all securities in an unrealized loss position, the Company evaluates the severity of the impairment and length of time that a security has been in a loss position and has concluded there is no other than temporary impairment. In addition, the Company is not aware of any circumstances that would prevent the future market value recovery for these securities.

A reconciliation of the Company’s perpetual care trust activities for the nine months ended September 30, 2014 is presented below:

Fair Value at 12/31/2013	Contributions	Distributions	Interest/ Dividends	Capital Gain Distributions	Realized Gain/ Loss	Taxes	Fees	Unrealized Change in Fair Value	Fair Value at 9/30/2014
(in thousands)
$311,771	25,440	(10,147)	10,795	2	615	(347)	(1,468)	12,289	$348,950

The Company made net contributions into the trusts of approximately $15.3 million during the nine months ended September 30, 2014. During the nine months ended September 30, 2014, purchases and sales of securities available for sale included in trust investments were approximately $124.1 million and $135.0 million, respectively. Contributions include $16.0 million of assets that were acquired through acquisitions during the nine months ended September 30, 2014.

Other-Than-Temporary Impairments of Trust Assets

During the nine months ended September 30, 2014, the Company determined that there were 2 securities with an aggregate cost basis of approximately $1.3 million and an aggregate fair value of approximately $0.8 million, resulting in an impairment of $0.5 million, wherein such impairment was considered to be other-than-temporary. Accordingly, the Company adjusted the cost basis of these assets to their current value and offset this change against the liability for perpetual care trust corpus.

During the three months ended September 30, 2014 and during the three and nine months ended September 30, 2013, the Company determined that there were no other than temporary impairments to the investment portfolio in the perpetual care trusts.

7.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in acquisitions.

A rollforward of goodwill by reportable segment is as follows:

	Cemeteries			Funeral
	Southeast	Northeast	West	Homes	Total
	(in thousands)
Balance as of December 31, 2013	$6,174	$—	$11,948	$30,615	$48,737
Goodwill acquired from acquisitions during the nine months ended September 30, 2014	3,643	2,903	—	1,845	8,391

Balance as of September 30, 2014	$9,817	$2,903	$11,948	$32,460	$57,128

Other Acquired Intangible Assets

The Company has other acquired intangible assets, most of which have been recognized as a result of acquisitions and long-term operating agreements. All of the intangible assets are subject to amortization. The major classes of intangible assets are as follows:

	As of September 30, 2014			As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net Intangible Asset
	(in thousands)
Amortized intangible assets:
Lease and management agreements	$59,758	$(332)	$59,426	$—	$—	$—
Underlying contract value	6,239	(819)	5,420	6,239	(702)	5,537
Non-compete agreements	7,950	(5,011)	2,939	7,950	(4,003)	3,947
Other intangible assets	269	(109)	160	269	(98)	171

Total intangible assets	$74,216	$(6,271)	$67,945	$14,458	$(4,803)	$9,655

On May 28, 2014, the Company and the Archdiocese of Philadelphia closed a transaction involving a lease agreement and a management agreement, pursuant to which the Company will operate 13 cemeteries in Pennsylvania for a term of 60 years, subject to certain termination provisions. Refer to Note 13 for a detailed discussion on this transaction. The Company recorded the underlying value of the lease and management agreements as a contract-based intangible asset at the present value of the consideration, less the fair value of net assets acquired. The discounted value will be amortized over the term of the agreements and was determined using an effective annual rate of 8.3%, which represents an estimate of the return an investor would require to make this type of investment in the Company over the rent payment period. The costs associated with obtaining the rights pursuant to these agreements were also capitalized and will be amortized over the life of the agreements.

8.	LONG-TERM DEBT

The Company had the following outstanding debt:

	As of
	September 30,	December 31,
	2014	2013
	(in thousands)
7.875% Senior Notes, due 2021	$175,000	$175,000
Revolving Credit Facility, due January 2017	91,402	114,002
Notes payable—acquisition debt	903	1,571
Notes payable—acquisition non-competes	2,891	3,945
Insurance and vehicle financing	2,680	1,529

Total	272,876	296,047
Less current portion	3,373	2,916
Less unamortized bond and note payable discounts	3,672	4,115

Long-term portion	$265,831	$289,016

This note includes a summary of material terms of the Company’s senior notes and revolving credit facility. For a more detailed description of the Company’s long-term debt agreements, see the Company’s 2013 Form 10-K.

7.875% Senior Notes due 2021

On May 28, 2013, the Company issued $175.0 million aggregate principal amount of 7.875% Senior Notes due 2021 (the “Senior Notes”). The Company pays 7.875% interest per annum on the principal amount of the Senior Notes, payable in cash semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2013. The net proceeds from the offering were used to retire a $150.0 million aggregate principal amount of 10.25% Senior Notes due 2017 (the “Prior Senior Notes”) and the remaining proceeds were used for general corporate purposes. The Senior Notes were issued at 97.832% of par resulting in gross proceeds of $171.2 million with an original issue discount of approximately $3.8 million. The Company incurred debt issuance costs and fees of approximately $4.6 million. These costs and fees are deferred and will be amortized over the life of these notes. Based on trades made on September 30, 2014, the Company has estimated the fair value of its Senior Notes to be in excess of par and trading at a premium of 3.50%, which would imply a fair value of $181.1 million at September 30, 2014. The Senior Notes are valued using Level 2 inputs as defined by the Fair Value Measurements and Disclosures topic of the ASC in Note 15. As of September 30, 2014, the Company was in compliance with all applicable covenants of the Senior Notes.

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

On May 22, 2014, the Company entered into the Fourth Amendment to the Credit Agreement. The Fourth Amendment increased the maximum Consolidated Leverage Ratio to 4.00 to 1.0 for any period and amended the definition of Consolidated EBITDA to, among other things, remove existing balance sheet adjustments and replace them with certain cash flow statement adjustments. The Fourth Amendment also contains certain conforming changes to reflect the Lenders’ consent to the closing of the transactions with the Archdiocese of Philadelphia and Service Corporation International, both of which took place in the second quarter of 2014 and are described in detail in Note 13.

As amended, the Company has a revolving credit facility (the “Credit Facility”) with a borrowing limit of $140.0 million, of which $91.4 million was outstanding at September 30, 2014, and a maturity date of January 19, 2017. The Credit Facility may be used to finance working capital requirements, Permitted Acquisitions and Capital Expenditures. The maximum Consolidated Leverage Ratio is 4.00 to 1.0 for any measurement period. The minimum Consolidated

Debt Service Coverage Ratio is 2.50 for any measurement period. The ranges of the Applicable Rates are 3.00%, 4.00%, and 0.800% for Base Rate Loans, Eurodollar Rate Loans and Letter of Credit Fees, and Commitment Fees, respectively, when the Consolidated Leverage Ratio is greater than or equal to 3.75 to 1.0. The Company is not allowed to permit Consolidated EBITDA for any measurement period to be less than the sum of (i) $57.8 million plus (ii) 80% of the aggregate of all Consolidated EBITDA for each Permitted Acquisition completed after March 31, 2013.

The amount of aggregate consideration the Company may pay for a Permitted Acquisition, without Required Lender approval, is $10.0 million on an individual basis and $50.0 million when aggregated with the total Aggregate Consideration paid by or on behalf of the Company for all other Permitted Acquisitions which closed within the immediately preceding 365 days.

The amounts outstanding under the Credit Facility bore interest at rates between 2.9% and 4.0% at September 30, 2014. Amounts borrowed may be either Base Rate Loans or Eurodollar Rate Loans and amounts repaid or prepaid during the term may be reborrowed. Depending on the type of loan, borrowings bear interest at the Base Rate or Eurodollar Rate, plus applicable margins ranging from 1.25% to 3.00% and 2.25% to 4.00%, respectively, depending on the Company’s Consolidated Leverage Ratio. The Base Rate is the highest of the Prime Rate, the Federal Funds Rate plus 0.50%, or the Eurodollar Rate plus 1.0%. The Eurodollar Rate is the British Bankers Association LIBOR Rate. The Credit Facility approximates fair value as it consists of multiple current LIBOR borrowings with maturities of 90 days or less, with amounts that can be rolled-over or reborrowed at market rates. It is valued using Level 2 inputs.

The Credit Agreement requires the Company to pay an unused Commitment Fee, which is calculated based on the amount by which the commitments under the Credit Agreement exceed the usage of such commitments. The Commitment Fee Rate ranges from 0.375% to 0.800% depending on the Company’s Consolidated Leverage Ratio.

The Credit Agreement contains restrictive covenants that, among other things, prohibit distributions upon defined events of default, restrict investments and sales of assets and require the Company to maintain certain financial covenants, including specified financial ratios. A material decrease in revenues could cause the Company to breach certain of its financial covenants. Any such breach could allow the Lenders to accelerate the Company’s debt (and cause cross-default) which would have a material adverse effect on the Company’s business, financial condition or results of operations. The Company’s covenants include a certain measure of Consolidated EBITDA, a Consolidated Leverage Ratio and a Consolidated Debt Service Coverage Ratio. As of September 30, 2014, the Company was in compliance with all applicable financial covenants.

The Company routinely incurs debt financing costs and fees when borrowing under, or making amendments to, the Credit Facility. These costs and fees are deferred and are amortized over the life of the Credit Facility.

9.	INCOME TAXES

As of September 30, 2014, the Company’s taxable corporate subsidiaries had federal net operating loss carryforwards of approximately $194.3 million, which will begin to expire in 2019 and $238.2 million in state net operating losses, a portion of which expires annually.

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

The provision for income taxes for the three and nine months ended September 30, 2014 and 2013 is based upon the estimated annual effective tax rates expected to be applicable to the Company for 2014 and 2013, respectively. The Company’s effective tax rate differs from its statutory tax rate primarily because the Company’s legal entity structure includes different tax filing entities, including a significant number of partnerships that are not subject to paying tax.

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

10.	DEFERRED CEMETERY REVENUES, NET

At September 30, 2014 and December 31, 2013, deferred cemetery revenues, net, consisted of the following:

	As of
	September 30,	December 31,
	2014	2013
	(in thousands)
Deferred cemetery revenue	$439,449	$403,250
Deferred merchandise trust revenue	102,097	88,730
Deferred merchandise trust unrealized gains (losses)	12,745	10,996
Deferred pre-acquisition margin	139,071	131,274
Deferred cost of goods sold	(58,557)	(54,257)

Deferred cemetery revenues, net	$634,805	$579,993

Deferred selling and obtaining costs	$94,853	$87,998

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

Leases

At September 30, 2014, the Company was committed to operating lease payments for premises, automobiles and office equipment under various operating leases with initial terms ranging from one to twenty five years and options to renew at varying terms. Expenses under these operating leases were $0.5 million and $1.7 million for the three and nine months ended September 30, 2014, respectively, as compared to $0.7 million and $2.0 million during the same periods last year.

At September 30, 2014, the operating leases will result in future payments in the following approximate amounts from January 1, 2015 and beyond:

(in thousands)
2015	$1,712
2016	1,521
2017	1,373
2018	1,181
2019	1,031
Thereafter	1,214

Total	$8,032

Other

See Note 13 for a discussion of the Company’s future commitments related to its agreements with the Archdiocese of Philadelphia.

12.	PARTNERS’ CAPITAL

Unit-Based Compensation

The Company has issued to certain key employees, management, and directors unit-based compensation in the form of unit appreciation rights and phantom partnership units.

Compensation expense recognized related to unit appreciation rights and restricted phantom unit awards for the three and nine months ended September 30, 2014 and 2013 are summarized in the table below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Unit appreciation rights	$21	$137	$60	$416
Restricted phantom units	244	211	742	622

Total unit-based compensation expense	$265	$348	$802	$1,038

As of September 30, 2014, there was approximately $0.2 million in non-vested unit appreciation rights expense outstanding. These unit appreciation rights will be expensed through 2018.

The diluted weighted average number of limited partners’ units outstanding presented on the unaudited condensed consolidated statement of operations does not include 180,959 and 179,929 units for the three and nine months ended September 30, 2014, respectively, and 306,723 and 318,134 units for the three and nine months ended September 30, 2013, respectively, as their effects would be anti-dilutive.

On September 10, 2014, the StoneMor Partners L.P. Long-Term Incentive Plan, as amended, expired pursuant to its terms. Outstanding awards under this plan continue in effect in accordance with their terms, but the Company is unable to grant new awards under this plan. Subject to unitholder approval, the board of directors of the general partner of the Company unanimously approved the StoneMor Partners L.P. 2014 Long-Term Incentive Plan effective September 24, 2014.

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

On August 14, 2014, the Company issued 57,062 Distribution Units to ACII in lieu of a cash distribution of approximately $1.4 million.

On June 12, 2014, after the exercise of the underwriters’ over-allotment option, the Company completed a follow-on public offering of 2,990,000 common units at a price of $23.67 per unit. Net proceeds of the offering, after deducting underwriting discounts and offering expenses, were approximately $67.1 million. The proceeds from the offering were used to pay the purchase price related to the transaction with Service Corporation International, which closed in the second quarter of 2014, with the remainder used to pay down borrowings outstanding under the Credit Facility. Refer to Note 13 for a more detailed discussion of the acquisition.

During the nine months ended September 30, 2014 an additional 136,361 units were issued under the StoneMor Partners L.P. Long-Term Incentive Plan.

The number of common units outstanding was 29,131,835 and 21,377,102 as of September 30, 2014 and December 31, 2013, respectively.

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

The table below reflects the Company’s final assessment of the fair value of net assets acquired and the resulting gain on bargain purchase.

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

If the acquisitions from 2014 and 2013 had been consummated at the beginning of the comparable prior annual reporting period, on a pro forma basis, for the three and nine months ended September 30, 2014 and 2013, consolidated revenues, consolidated net losses and net losses per limited partner unit (basic and diluted) would have been as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands, except per unit data)
Revenue	$78,174	$69,616	$227,593	$208,327
Net loss	(3,268)	(1,108)	(2,625)	(13,980)
Net loss per limited partner unit (basic and diluted)	$(.11)	$(.04)	$(.09)	$(.53)

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

The properties acquired in 2014 have contributed $8.0 million and $10.3 million of revenue, for the three and nine months ended September 30, 2014, respectively, and $0.4 million of operating profit for both the three and nine months ended September 30, 2014. The properties acquired in 2013 have contributed $1.6 million and $4.3 million of revenue for the three and nine months ended September 30, 2014, respectively, and $0.2 million and $0.3 million of operating profit for the three and nine months ended September 30, 2014, respectively.

Second Quarter 2014 Settlement

During the nine months ended September 30, 2014, the Company received $1.5 million in cash proceeds related to the settlement of claims from locations acquired by the Company in 2010. Of this amount, $0.3 million is for the reimbursement of legal fees and is recorded as a recovery to corporate overhead and another $0.3 million has been accrued for contingent legal fees payable. A gain of $0.9 million has been recorded as gain on settlement agreement, net, on the unaudited condensed consolidated statement of operations for the proceeds received, net of legal fees.

First and Second Quarter 2013 Settlement

During the nine months ended September 30, 2013, the Company recovered $18.4 million, net of legal fees, costs, and contractual obligations related to the settlement of claims from locations that the Company acquired in 2010 and 2011. Of this amount, $6.5 million was contributed directly to the related perpetual care and merchandise trusts on the Company’s behalf. $3.4 million of these direct payments represent a gain on settlement agreement on the unaudited condensed consolidated statement of operations due to an increase in the merchandise trusts not previously accrued for in purchase accounting.

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

Segment information is as follows:

As of and for the three months ended September 30, 2014:

	Cemeteries			Funeral
	Southeast	Northeast	West	Homes	Corporate	Adjustment	Total
	(in thousands)
Revenues
Sales	$22,653	$13,228	$11,512	$—	$—	$(4,719)	$42,674
Service and other	10,097	11,040	8,633	—	—	(6,509)	23,261
Funeral home	—	—	—	14,457	—	(2,218)	12,239

Total revenues	32,750	24,268	20,145	14,457	—	(13,446)	78,174

Costs and expenses
Cost of sales	4,828	2,555	2,167	—	—	(488)	9,062
Cemetery	7,533	6,576	3,967	—	—	—	18,076
Selling	8,173	4,572	4,001	—	631	(883)	16,494
General and administrative	4,343	2,132	3,333	—	—	—	9,808
Corporate overhead	—	—	—	—	8,392	—	8,392
Depreciation and amortization	800	670	539	867	236	—	3,112
Funeral home	—	—	—	10,674	—	(315)	10,359
Acquisition related costs, net of recoveries	—	—	—	—	451	—	451

Total costs and expenses	25,677	16,505	14,007	11,541	9,710	(1,686)	75,754

Operating profit	$7,073	$7,763	$6,138	$2,916	$(9,710)	$(11,760)	$2,420

Total assets	$634,012	$422,601	$448,732	$163,181	$40,677	$—	$1,709,203
Amortization of cemetery property	$1,035	$341	$435	$—	$—	$168	$1,979
Long lived asset additions	$1,950	$1,205	$906	$203	$183	$—	$4,447
Goodwill	$9,817	$2,903	$11,948	$32,460	$—	$—	$57,128

As of and for the nine months ended September 30, 2014:

	Cemeteries			Funeral
	Southeast	Northeast	West	Homes	Corporate	Adjustment	Total
	(in thousands)
Revenues
Sales	$69,319	$31,583	$35,211	$—	$—	$(26,605)	$109,508
Service and other	31,085	29,529	26,768	—	—	(18,260)	69,122
Funeral home	—	—	—	40,777	—	(5,313)	35,464

Total revenues	100,404	61,112	61,979	40,777	—	(50,178)	214,094

Costs and expenses
Cost of sales	15,045	6,576	7,686	—	—	(4,091)	25,216
Cemetery	21,057	14,499	11,990	—	—	—	47,546
Selling	24,019	11,443	11,462	—	1,480	(5,860)	42,544
General and administrative	13,053	5,533	7,747	—	—	—	26,333
Corporate overhead	—	—	—	—	22,394	—	22,394
Depreciation and amortization	2,094	1,244	1,593	2,346	716	—	7,993
Funeral home	—	—	—	29,813	—	(732)	29,081
Acquisition related costs, net of recoveries	—	—	—	—	2,040	—	2,040

Total costs and expenses	75,268	39,295	40,478	32,159	26,630	(10,683)	203,147

Operating profit	$25,136	$21,817	$21,501	$8,618	$(26,630)	$(39,495)	$10,947

Total assets	$634,012	$422,601	$448,732	$163,181	$40,677	$—	$1,709,203
Amortization of cemetery property	$3,499	$1,762	$2,237	$—	$—	$(414)	$7,084
Long lived asset additions	$28,470	$72,515	$3,350	$9,024	$443	$—	$113,802
Goodwill	$9,817	$2,903	$11,948	$32,460	$—	$—	$57,128

As of and for the three months ended September 30, 2013:

	Cemeteries			Funeral
	Southeast	Northeast	West	Homes	Corporate	Adjustment	Total
	(in thousands)
Revenues
Sales	$24,304	$8,963	$10,440	$—	$—	$(11,230)	$32,477
Service and other	9,200	7,078	8,494	—	—	(6,083)	18,689
Funeral home	—	—	—	12,094	—	(1,721)	10,373

Total revenues	33,504	16,041	18,934	12,094	—	(19,034)	61,539

Costs and expenses
Cost of sales	4,929	1,811	2,202	—	—	(1,840)	7,102
Cemetery	6,787	3,691	4,029	—	—	—	14,507
Selling	7,769	3,081	3,367	—	—	(2,525)	11,692
General and administrative	4,064	1,582	2,256	—	—	—	7,902
Corporate overhead	—	—	—	—	7,997	—	7,997
Depreciation and amortization	575	224	548	859	172	—	2,378
Funeral home	—	—	—	9,161	—	(180)	8,981
Acquisition related costs, net of recoveries	—	—	—	—	243	—	243

Total costs and expenses	24,124	10,389	12,402	10,020	8,412	(4,545)	60,802

Operating profit	$9,380	$5,652	$6,532	$2,074	$(8,412)	$(14,489)	$737

Total assets	$557,308	$306,577	$418,119	$132,928	$35,061	$—	$1,449,993
Amortization of cemetery property	$1,152	$585	$305	$—	$—	$(132)	$1,910
Long lived asset additions	$6,287	$451	$1,477	$362	$15	$—	$8,592
Goodwill	$6,174	$—	$11,948	$30,615	$—	$—	$48,737

As of and for the nine months ended September 30, 2013:

	Cemeteries			Funeral
	Southeast	Northeast	West	Homes	Corporate	Adjustment	Total
	(in thousands)
Revenues
Sales	$70,941	$27,664	$32,483	$—	$—	$(36,332)	$94,756
Service and other	28,779	19,382	24,238	—	—	(16,049)	56,350
Funeral home	—	—	—	36,904	—	(4,437)	32,467

Total revenues	99,720	47,046	56,721	36,904	—	(56,818)	183,573

Costs and expenses
Cost of sales	14,704	6,336	5,801	—	—	(5,737)	21,104
Cemetery	19,746	10,809	12,145	—	—	—	42,700
Selling	22,913	9,675	10,128	—	833	(8,415)	35,134
General and administrative	12,266	4,774	6,342	—	—	—	23,382
Corporate overhead	—	—	—	—	21,657	—	21,657
Depreciation and amortization	1,688	679	1,613	2,268	911	—	7,159
Funeral home	—	—	—	27,582	—	(501)	27,081
Acquisition related costs, net of recoveries	—	—	—	—	901	—	901

Total costs and expenses	71,317	32,273	36,029	29,850	24,302	(14,653)	179,118

Operating profit	$28,403	$14,773	$20,692	$7,054	$(24,302)	$(42,165)	$4,455

Total assets	$557,308	$306,577	$418,119	$132,928	$35,061	$—	$1,449,993
Amortization of cemetery property	$3,182	$1,943	$866	$—	$—	$(470)	$5,521
Long lived asset additions	$8,613	$1,710	$2,735	$9,287	$763	$—	$23,108
Goodwill	$6,174	$—	$11,948	$30,615	$—	$—	$48,737

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

The following table displays the Company’s assets measured at fair value as of September 30, 2014 and December 31, 2013.

As of September 30, 2014

Merchandise Trust

	Level 1	Level 2	Total
	(in thousands)
Assets
Short-term investments	$51,328	$—	$51,328
Fixed maturities:
U.S. state and local government agency	—	75	75
Corporate debt securities	—	9,220	9,220
Other debt securities	—	7,145	7,145

Total fixed maturity investments	—	16,440	16,440

Mutual funds—debt securities	128,300	—	128,300
Mutual funds—equity securities—real estate sector	52,379	—	52,379
Mutual funds—equity securities—energy sector	8,498	—	8,498
Mutual funds—equity securities—MLP’s	29,821	—	29,821
Mutual funds—equity securities—other	91,071	—	91,071
Equity securities:
Master limited partnerships	56,196	—	56,196
Global equity securities	34,309	—	34,309
Other invested assets	—	5,240	5,240

Total	$451,902	$21,680	$473,582

Perpetual Care Trust

	Level 1	Level 2	Total
	(in thousands)
Assets
Short-term investments	$27,257	$—	$27,257
Fixed maturities:
U.S. government and federal agency	117	—	117
U.S. state and local government agency	—	57	57
Corporate debt securities	—	24,456	24,456
Other debt securities	—	371	371

Total fixed maturity investments	117	24,884	25,001

Mutual funds—debt securities	118,512	—	118,512
Mutual funds—equity securities—real estate sector	38,183	—	38,183
Mutual funds—equity securities—energy sector	16,296	—	16,296
Mutual funds—equity securities—MLP’s	47,863	—	47,863
Mutual funds—equity securities—other	23,757	—	23,757
Equity securities:
Master limited partnerships	47,283	—	47,283
Global equity securities	4,798	—	4,798

Total	$324,066	$24,884	$348,950

As of December 31, 2013

Merchandise Trust

	Level 1	Level 2	Total
	(in thousands)
Assets
Short-term investments	$46,518	$—	$46,518
Fixed maturities:
Corporate debt securities	—	9,171	9,171
Other debt securities	—	7,324	7,324

Total fixed maturity investments	—	16,495	16,495

Mutual funds—debt securities	111,333	—	111,333
Mutual funds—equity securities—real estate sector	49,103	—	49,103
Mutual funds—equity securities—MLP’s	36,193	—	36,193
Mutual funds—equity securities—other	72,234	—	72,234
Equity securities:
Master limited partnerships	57,258	—	57,258
Global equity securities	28,437	—	28,437
Other invested assets	—	5,723	5,723

Total	$401,076	$22,218	$423,294

Perpetual Care Trust

	Level 1	Level 2	Total
	(in thousands)
Assets
Short-term investments	$16,686	$—	$16,686
Fixed maturities:
U.S. government and federal agency	372	—	372
Corporate debt securities	—	24,510	24,510
Other debt securities	—	371	371

Total fixed maturity investments	372	24,881	25,253

Mutual funds—debt securities	116,013	—	116,013
Mutual funds—equity securities—real estate sector	40,763	—	40,763
Mutual funds—equity securities—energy sector	14,761	—	14,761
Mutual funds—equity securities—MLP’s	46,817	—	46,817
Mutual funds—equity securities—other	13,252	—	13,252
Equity securities:
Master limited partnerships	36,925	—	36,925
Global equity securities	919	—	919
Other invested assets	—	382	382

Total	$286,508	$25,263	$311,771

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

Cornerstone had been founded in 1999 by members of our management team and a private equity investment firm in order to acquire a group of 123 cemetery properties and 4 funeral homes. Since that time, Cornerstone, succeeded by us, has acquired additional cemeteries and funeral homes, entered into long term cemetery operating agreements, built funeral homes, and sold cemeteries and funeral homes, resulting in the operation of 303 cemeteries and 98 funeral homes as of September 30, 2014.

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

On June 12, 2014, after the exercise of the underwriters’ over-allotment option, we completed our most recent follow-on public offering of 2,990,000 common units at a price of $23.67 per unit. Net proceeds of the offering, after deducting underwriting discounts and offering expenses, were approximately $67.1 million. The proceeds from the offering were used primarily to pay the purchase price related to our acquisition from Service Corporation International, which closed in the second quarter of 2014, with the remainder used to pay down borrowings outstanding under our Credit Facility. Refer to Note 13 of our unaudited condensed consolidated financial statements in Item 1 of Part I of this Form 10-Q for a more detailed discussion of the acquisition.

Overview

Cemetery Operations

We are currently the second largest owner and operator of cemeteries in the United States. As of September 30, 2014, we operated 303 cemeteries in 27 states and Puerto Rico. We own 272 of these cemeteries, and we operate the remaining 31 under lease, operating or management contracts. As a result of the agreements, other control arrangements and applicable accounting rules, we have treated 16 of these cemeteries as acquisitions for accounting purposes.

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

We sell cemetery products and services both at the time of death, which we refer to as at-need, and prior to the time of death, which we refer to as pre-need. Revenues from cemetery operations accounted for approximately 84.3% and 83.4% of our total revenues during the three and nine months ended September 30, 2014 as compared to 83.1% and 82.3% during the same periods last year.

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

Contracts related to pre-need installment sales are usually for a period not to exceed 60 months, with payments of principal and interest required. Pre-need sales contracts normally contain provisions for both principal and interest. For those contracts that do not bear a market rate of interest, we impute such interest based upon the prime rate plus 150 basis points, which resulted in a rate of 4.75% for the three and nine months ended September 30, 2014 and 2013.

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

Funeral Home Operations

As of September 30, 2014, we owned and operated 98 funeral homes. These properties are located in 19 states and Puerto Rico. Forty-six of our funeral homes are located on the grounds of cemeteries that we own.

We derive revenues at our funeral homes from the sale of funeral home merchandise, including caskets and related funeral merchandise, and services, including removal and preparation of remains, the use of our facilities for visitation, worship and performance of funeral services and transportation services. We sell these services and merchandise generally at the time of need utilizing salaried licensed funeral directors. Funeral home revenues accounted for approximately 15.7% and 16.6% of our total revenues during the three and nine months ended September 30, 2014 as compared to 16.9% and 17.7% during the same periods last year.

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

2014 Developments

Significant business developments for the nine months ended September 30, 2014 include the following:

•	On February 27, 2014, we completed a follow-on public offering of 2,300,000 common units at a price of $24.45 per unit. Net proceeds of the offering, after deducting underwriting discounts and offering expenses, were approximately $53.2 million. The proceeds were used to pay down borrowings outstanding on our revolving credit facility.

•	On May 21, 2014, we sold 2,255,947 common units to ACII, at an aggregate purchase price of $55.0 million, or $24.38 per unit, pursuant to a Common Unit Purchase Agreement dated May 19, 2014. The proceeds were used primarily to fund the up-front rent consideration for the transaction with the Archdiocese of Philadelphia that closed during the second quarter of 2014. ACII is an affiliate of American Infrastructure Funds, L.L.C., an investment adviser registered with the SEC. Robert B. Hellman, Jr., a director of our general partner, is a managing member of American Infrastructure Funds, L.L.C. and he is affiliated with entities that own membership interests in ACII and the entity that is the manager of ACII.

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

•	On May 22, 2014, we entered into the Fourth Amendment to the Third Amended and Restated Credit Agreement. The Amendment obtained the Lenders’ approval for the closing of the transactions with the Archdiocese of Philadelphia and Service Corporation International, increased the Consolidated Leverage Ratio to 4.00 to 1.0 for any measurement period and amended the definition of Consolidated EBITDA to, among other things, remove existing balance sheet adjustments and replace them with certain cash flow statement adjustments. See Liquidity and Capital Resources for further discussion.

•	On May 28, 2014, we and the Archdiocese of Philadelphia closed the transaction, pursuant to which we will operate 13 cemeteries in Pennsylvania for a term of 60 years, subject to certain termination provisions. At closing we paid an up-front rent of $53.0 million to the Archdiocese of Philadelphia. We recorded a contract-based intangible asset of $59.8 million, representing the underlying value from the agreements, at the present value of the total consideration less the fair value of net assets received, consisting of acquired accounts receivable of $1.6 million. A liability of $8.4 million was also recorded for the present value of future rent payments.

•	On June 10, 2014, we closed the transaction with certain subsidiaries of Service Corporation International to acquire nine funeral homes, twelve cemeteries and certain related assets in Central Florida, North Carolina, Southeastern Pennsylvania and Virginia. In consideration for the net assets acquired, we paid $53.8 million in cash, subject to certain post-closing adjustments dependent upon the final value of certain net assets actually transferred.

•	On June 12, 2014, after the exercise of the underwriters’ over-allotment option, we completed a follow-on public offering of 2,990,000 common units at a price of $23.67 per unit. Net proceeds of the offering, after deducting underwriting discounts and offering expenses, were approximately $67.1 million. The proceeds from the offering were used primarily to pay the purchase price related to our transaction with Service Corporation International, with the remainder used to pay down borrowings outstanding under our revolving credit facility.

Current Market Conditions and Economic Developments

In general, the financial markets have trended upward over the past few years. As of September 30, 2014, the market value of the assets in our merchandise trusts exceeded their amortized cost by 2.7%, which is a slight improvement from December 31, 2013 when the market value of the assets exceeded their amortized cost by 2.6%. As of September 30, 2014, the market value of the assets in our perpetual care trusts exceeded their amortized cost by 13.6%, which is an improvement from December 31, 2013 when the market value of the assets exceeded their amortized cost by 10.5%.

As of September 30, 2014, the majority of our long-term debt consisted of $175.0 million in Senior Notes due 2021 and $91.4 million of borrowings under our revolving credit facility which expires in 2017. As of September 30, 2014, we had $48.6 million of availability under our revolving credit facility. Further, on February 27, 2014 and June 12, 2014, we raised capital via follow-on public offerings of our common units.

The aggregate values of pre-need and at-need contracts written were $77.6 million and $219.2 million for the three and nine months ended September 30, 2014 as compared to $66.7 million and $201.9 million during the same periods last year.

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

We have two primary debt covenants that are dependent upon our financial results, the Consolidated Leverage Ratio and the Consolidated Debt Service Coverage Ratio. The Consolidated Leverage Ratio relates to the ratio of Consolidated Funded Indebtedness to Consolidated EBITDA. Our Consolidated Leverage Ratio was 2.67 at September 30, 2014 compared to a maximum allowed ratio of 4.00. The Consolidated Debt Service Coverage Ratio relates to the ratio of Consolidated EBITDA to Consolidated Debt Service. Our Consolidated Debt Service Coverage Ratio was 4.42 at September 30, 2014 compared to a minimum allowed ratio of 2.50.

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

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Cemetery Segments

Cemetery Operations – Southeast

Since June 30, 2013, we have acquired eleven properties in our Cemetery Operations – Southeast segment. The first acquisition occurred during the third quarter of 2013, the second occurred during the first quarter of 2014 and the remaining nine occurred during the second quarter of 2014. The results of operations for these acquired properties have either less or no impact on the results for the three months ended September 30, 2013, but are included in the results for the three months ended September 30, 2014. The acquisitions contributed approximately $3.3 million of the revenues and $2.4 million of the costs and expenses of the segment for the three months ended September 30, 2014.

The table below compares the results of operations for our Cemetery Operations – Southeast for the three months ended September 30, 2014 to the same period last year:

	Three months ended September 30,
	2014	2013	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Total revenues	$32,750	$33,504	$(754)	-2.3%
Total costs and expenses	25,677	24,124	1,553	6.4%

Operating profit	$7,073	$9,380	$(2,307)	-24.6%

Revenues

The decrease in revenues was primarily related to a decrease of $2.2 million in the value of pre-need contracts written, partially offset by increases of $1.0 million in the value of at-need contracts written, $0.3 million in income from our trusts and $0.1 million in interest and other income. Our investment results can vary from period to period based on a number of factors including realized income and the timing of the recognition of gains within the trusts.

Total costs and expenses

The net increase in costs and expenses was mostly attributable to the new properties and was primarily related to:

•	A $0.7 million increase in cemetery expenses due to increases of $0.3 million in labor costs, $0.2 million in repairs and maintenance expense, and $0.1 million in both utility and fuel costs and real estate tax expense.

•	A $0.4 million increase in selling expenses due to increases of $0.2 million in commissions and personnel costs and $0.1 million in both advertising and marketing costs and travel expenses.

•	A $0.3 million increase in general and administrative expenses primarily due to a $0.3 million increase in personnel costs.

•	A $0.2 million increase in depreciation expense.

Cemetery Operations – Northeast

During the second quarter of 2014, we acquired three properties and separately obtained the rights from the Archdiocese of Philadelphia to operate thirteen properties in our Cemetery Operations – Northeast segment. The results of operations for these properties have no impact on the results for the three months ended September 30, 2013, but are included in the results for the three months ended September 30, 2014. The additions have contributed approximately $7.6 million of the revenues and $5.5 million of the costs and expenses of the segment for the three months ended September 30, 2014.

The table below compares the results of operations for our Cemetery Operations – Northeast for the three months ended September 30, 2014 to the same period last year:

	Three months ended September 30,
	2014	2013	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Total revenues	$24,268	$16,041	$8,227	51.3%
Total costs and expenses	16,505	10,389	6,116	58.9%

Operating profit	$7,763	$5,652	$2,111	37.3%

Revenues

The increase in revenues was primarily related to increases of $3.9 million in the value of at-need contracts written, $3.3 million in the value of pre-need contracts written and $1.0 million in income from our trusts. Our investment results can vary from period to period based on a number of factors including realized income and the timing of the recognition of gains within the trusts.

Total costs and expenses

The net increase in costs and expenses was mostly attributable to the new properties and was primarily related to:

•	A $0.7 million increase in the cost of goods sold primarily attributable to changes in product mix.

•	A $2.9 million increase in cemetery expenses primarily due to increases of $2.2 million in labor costs, $0.4 million in repairs and maintenance expense and $0.2 million in utility and fuel costs.

•	A $1.5 million increase in selling expenses attributable to a $1.3 million increase in commissions and personnel costs and a $0.2 million increase in advertising and marketing costs.

•	A $0.5 million increase in general and administrative expenses mostly related to increases in personnel costs.

•	A $0.5 million increase in depreciation expense, $0.3 million of which was attributable to the amortization of the intangible assets relating to the lease and management agreements with the Archdiocese of Philadelphia.

Cemetery Operations – West

The table below compares the results of operations for our Cemetery Operations – West for the three months ended September 30, 2014 to the same period last year:

	Three months ended September 30,
	2014	2013	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Total revenues	$20,145	$18,934	$1,211	6.4%
Total costs and expenses	14,007	12,402	1,605	12.9%

Operating profit	$6,138	$6,532	$(394)	-6.0%

Revenues

The increase in revenues was primarily related to increases of $0.8 million in the value of at-need contracts written, $0.5 million in the value of pre-need contracts written and $0.2 million in income from our trusts. These increases were partially offset by a decrease of $0.3 million in interest and other income. Our investment results can vary from period to period based on a number of factors including realized income and the timing of the recognition of gains within the trusts.

Total costs and expenses

The net increase in costs and expenses was primarily related to:

•	A $0.1 million decrease in cemetery expenses primarily related to a decrease in real estate tax expense.

•	A $0.6 million increase in selling expenses primarily related to commissions and personnel costs.

•	A $1.1 million increase in general and administrative expenses primarily due to an increase in legal costs related to a legal settlement.

Funeral Homes Segment

In the second quarter of 2014 we acquired nine funeral homes. Therefore, the results of operations for these properties have no impact on the results for the three months ended September 30, 2013, but are included in the results for the three months ended September 30, 2014. The additions have contributed approximately $2.2 million of the revenues and $1.5 million of the costs and expenses of the segment for the three months ended September 30, 2014.

The table below compares the results of operations for our Funeral Homes segment for the three months ended September 30, 2014 to the same period last year:

	Three months ended September 30,
	2014	2013	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Total revenues	$14,457	$12,094	$2,363	19.5%
Total costs and expenses	11,541	10,020	1,521	15.2%

Operating profit	$2,916	$2,074	$842	40.6%

Revenues

The increase in revenues was primarily attributable to increases of $1.3 million in the value of pre-need contracts written and $1.0 million in the value of at-need contracts written.

Total costs and expenses

The net increase in costs and expenses was primarily attributable to increases of $0.7 million in personnel costs and $0.4 million in facility related costs, largely due to the acquired properties, with the remaining increase in general and administrative expenses and other costs.

Corporate Segment

The table below compares expenses incurred by the Corporate segment for the three months ended September 30, 2014 to the same period last year:

	Three months ended September 30,
	2014	2013	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Selling, cemetery and general and administrative expenses	$631	$—	$631	100.0%
Depreciation and amortization	236	172	64	37.2%
Acquisition related costs, net of recoveries	451	243	208	85.6%
Corporate expenses
Corporate personnel expenses	3,425	3,145	280	8.9%
Other corporate expenses	4,967	4,852	115	2.4%

Total corporate overhead	8,392	7,997	395	4.9%

Total corporate expenses	$9,710	$8,412	$1,298	15.4%

The increase in corporate expenses was driven by increases of $0.6 million in selling expenses, primarily due to an increase in advertising costs, $0.3 million in corporate personnel expense and $0.2 million in acquisition related costs. Acquisition related costs will vary from period to period depending on the amount of acquisition activity that takes place.

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

The table below analyzes results of operations and the changes therein for the three months ended September 30, 2014 as compared to the same period last year. The table is structured so that our readers can determine whether changes were based upon changes in the level of merchandise and services and other revenues generated during each period and/ or changes in the timing of when merchandise and services were delivered:

	Three months ended			Three months ended
	September 30, 2014			September 30, 2013
	(in thousands)			(in thousands)
	Segment Results (non-GAAP)	GAAP Adjustments	GAAP Results	Segment Results (non-GAAP)	GAAP Adjustments	GAAP Results	Change in GAAP results ($)	Change in GAAP results (%)
Revenues
Pre-need cemetery revenues	$36,170	$(5,030)	$31,140	$34,642	$(10,124)	$24,518	$6,622	27.0%
At-need cemetery revenues	24,746	244	24,990	19,052	(1,325)	17,727	7,263	41.0%
Investment income from trusts	13,985	(6,740)	7,245	12,411	(6,015)	6,396	849	13.3%
Interest income	1,807	—	1,807	1,484	—	1,484	323	21.8%
Funeral home revenues	14,457	(2,218)	12,239	12,094	(1,721)	10,373	1,866	18.0%
Other cemetery revenues	455	298	753	890	151	1,041	(288)	-27.7%

Total revenues	91,620	(13,446)	78,174	80,573	(19,034)	61,539	16,635	27.0%

Costs and expenses
Cost of goods sold	9,550	(488)	9,062	8,942	(1,840)	7,102	1,960	27.6%
Cemetery expense	18,076	—	18,076	14,507	—	14,507	3,569	24.6%
Selling expense	17,377	(883)	16,494	14,217	(2,525)	11,692	4,802	41.1%
General and administrative expense	9,808	—	9,808	7,902	—	7,902	1,906	24.1%
Corporate overhead	8,392	—	8,392	7,997	—	7,997	395	4.9%
Depreciation and amortization	3,112	—	3,112	2,378	—	2,378	734	30.9%
Funeral home expense	10,674	(315)	10,359	9,161	(180)	8,981	1,378	15.3%
Acquisition related costs, net of recoveries	451	—	451	243	—	243	208	85.6%

Total costs and expenses	77,440	(1,686)	75,754	65,347	(4,545)	60,802	14,952	24.6%

Operating profit	$14,180	$(11,760)	$2,420	$15,226	$(14,489)	$737	$1,683	228.4%

Revenues

Pre-need cemetery revenues were $31.1 million for the three months ended September 30, 2014, an increase of $6.6 million, or 27.0%, as compared to $24.5 million during the same period last year. The increase was the result of an increase of $1.5 million in the value of cemetery contracts written and a decrease of $5.1 million in deferred revenue.

At-need cemetery revenues were $25.0 million for the three months ended September 30, 2014, an increase of $7.3 million, or 41.0%, as compared to $17.7 million during the same period last year. The increase was primarily caused by an increase of $5.7 million in the value of cemetery contracts written and a decrease of $1.6 million in deferred revenue.

Investment income from trusts was $7.2 million for the three months ended September 30, 2014, an increase of $0.8 million, or 13.3%, as compared to $6.4 million during the same period last year. On a segment basis, we had an increase of $1.5 million, which was partially offset by an adjustment of $0.7 million related to funds for which we have not met the requirements that would allow us to recognize them as revenue. Our investment results can vary from period to period based on a number of factors including realized income and the timing of the recognition of gains within the trusts.

Interest income on accounts receivable was $1.8 million for the three months ended September 30, 2014, an increase of $0.3 million, or 21.8%, as compared to $1.5 million during the same period last year.

Funeral home revenues were $12.2 million for the three months ended September 30, 2014, an increase of $1.8 million, or 18.0%, as compared to $10.4 million during the same period last year. The increase was primarily caused by an increase of $2.3 million in the value of contracts written and other revenue, which was partially offset by an increase of $0.5 million in deferred revenue.

Other cemetery revenues were $0.8 million during the three months ended September 30, 2014 as compared to $1.0 million in the same period last year, a 27.7% decrease.

Costs and Expenses

The cost of goods sold was $9.1 million for the three months ended September 30, 2014, an increase of $2.0 million, or 27.6%, as compared to $7.1 million during the same period last year. The ratio of cost of goods sold to pre-need and at-need cemetery revenues was 16.1% during the three months ended September 30, 2014 as compared to 16.8% during the same period last year. The change in the ratio primarily relates to changes in product mix.

Cemetery expenses were $18.1 million during the three months ended September 30, 2014, an increase of $3.6 million, or 24.6%, compared to $14.5 million during the same period last year. Within this category, there were increases of $2.5 million in personnel costs largely due to additional properties, $0.7 million in repairs and maintenance expense, $0.2 million in utility and fuel costs and a net $0.2 million increase in other expenses. Cemetery expenses relate to the current costs of managing and maintaining our cemetery properties. These costs are expensed as incurred and are not deferred. Accordingly, from a margin standpoint, the most effective gauge of measuring cemetery expenses is as a ratio of segment level pre-need and at-need cemetery revenues. Changes in this ratio give an indication of our ability to manage and control our operating costs relative to our overall cemetery operations. An increase in the ratio indicates that expense increases related to the operation and maintenance of our cemetery properties exceeded increases in the value of contracts written, while a decrease in the ratio indicates that expense growth did not exceed increases in the value of contracts written. In the short-term, this ratio can be positively or negatively impacted by our acquisitions, including such factors as how long it takes us to fully implement our pre-need sales programs and whether there are any unanticipated costs. Over the long-term, we would expect this ratio to slightly decline as many of the expenses in this category are fixed in nature. The ratio of cemetery expenses to segment level pre-need and at-need cemetery revenues was 29.7% during the three months ended September 30, 2014 as compared to 27.0% during the same period last year.

Selling expenses were $16.5 million during the three months ended September 30, 2014, an increase of $4.8 million, or 41.1%, as compared to $11.7 million during the same period last year. The ratio of selling expenses to cemetery revenues was 29.4% during the three months ended September 30, 2014 as compared to 27.7% during the same period last year, largely due to increases of $2.1 million in commissions and personnel costs and $1.0 million in advertising and marketing costs and the $1.6 million reduction in deferred selling expenses. This ratio gives some indication of how effectively the money we invest in selling efforts is translating into sales. However, most of our selling expenses are directly related to sales commissions and bonuses, which would be directly related to changes in the value of pre-need and at-need contracts written. As a result, we would expect this ratio to remain fairly consistent.

General and administrative expenses were $9.8 million during the three months ended September 30, 2014, an increase of $1.9 million, or 24.1%, as compared to $7.9 million during the same period last year. The increase was due to increases of $0.7 million in personnel costs and $1.2 million in legal costs, primarily related to a legal settlement. General and administrative expenses are expensed as incurred and are not deferred. Accordingly, from a margin standpoint, the most effective gauge of measuring general and administrative expenses is as a ratio of segment level pre-need and at-need cemetery revenues. Changes in this ratio give an indication of our ability to manage and control our general and administrative costs relative to our overall cemetery operations. An increase in the ratio indicates that general and administrative percentage expense increases related to our cemetery properties exceeded percent increases in the value of contracts written, while a decrease in the ratio indicates that expense growth on a percentage basis did not exceed percentage increases in the value of contracts written. In the short-term, this ratio can be positively or negatively impacted by our acquisitions, including such factors as how long it takes us to fully implement our pre-need sales programs and whether there are any unanticipated costs. Over the long-term, we would expect this ratio to slightly decrease as many of the expenses in this category are fixed in nature. The ratio of general and administrative expenses to segment level pre-need and at-need cemetery revenues was 16.1% during the three months ended September 30, 2014 as compared to 14.7% during the same period last year.

Total corporate overhead was $8.4 million for the three months ended September 30, 2014, an increase of $0.4 million, or 4.9% compared to $8.0 million during the same period last year. The increase was primarily due to an increase of $0.3 million in corporate personnel expense.

Depreciation and amortization was $3.1 million for the three months ended September 30, 2014, an increase of $0.7 million, or 30.9%, as compared to $2.4 million during the same period last year. The majority of the increase was attributable to acquired properties and amortization of the intangible assets relating to the lease and management agreements with the Archdiocese of Philadelphia.

Funeral home expenses were $10.4 million for the three months ended September 30, 2014, an increase of $1.4 million, or 15.3%, as compared to $9.0 million during the same period last year. The increase was primarily due to increases of $0.8 million in personnel costs and $0.4 million in facility costs.

Acquisition related costs were $0.5 million for the three months ended September 30, 2014, an increase of $0.3 million, or 85.6%, as compared to $0.2 million during the same period last year. These costs will vary from period to period depending on the amount of acquisition activity that takes place.

Non-segment Allocated Results

Certain statement of operations amounts are not allocated to segment operations. These amounts are those line items that can be found on our unaudited condensed consolidated statement of operations below operating profit and above net loss.

The table below summarizes these items and the changes between the three months ended September 30, 2014 and 2013:

	Three months ended September 30,
	2014	2013	Change ($)	Change (%)
	(in thousands)
Gain on sale of funeral home	$244	$—	$244	100.0%
Gain on acquisition	—	2,530	(2,530)	-100.0%
Interest expense	5,268	5,193	75	1.4%
Income tax expense (benefit)	$664	$(442)	$1,106	-250.2%

The gain on sale of funeral home recorded during the three months ended September 30, 2014 pertains to the sale of one funeral home in California during September 2014.

The gain on acquisition recorded during the three months ended September 30, 2013 relates to our third quarter 2013 acquisition.

Interest expense was relatively consistent period over period. In general, there was an increase in discount accretion expense primarily relating to the obligation for the lease and management agreements with the Archdiocese of Philadelphia, which was partly offset due to a reduction in interest expense primarily due to a decrease in the amounts outstanding under the credit facility. Average amounts outstanding under the credit facility were $92.4 million and $101.2 million during the three months ended September 30, 2014 and 2013, respectively.

We had income tax expense of $0.7 million for the three months ended September 30, 2014, as compared to an income tax benefit of $0.4 million during the same period last year. Our effective tax rate differs from our statutory tax rate primarily because our legal entity structure includes different tax filing entities, including a significant number of partnerships that are not subject to paying tax.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Cemetery Operations – Southeast

Since June 30, 2013, we have acquired eleven properties in our Cemetery Operations – Southeast segment. The first acquisition occurred during the third quarter of 2013, the second occurred during the first quarter of 2014 and the remaining nine occurred during the second quarter of 2014. The results of operations for these acquired properties have either less or no impact on the results for the nine months ended September 30, 2013, but are included in the results for the nine months ended September 30, 2014. The acquisitions contributed approximately $5.5 million of the revenues and $3.7 million of the costs and expenses of the segment for the nine months ended September 30, 2014.

The table below compares the results of operations for our Cemetery Operations – Southeast for the nine months ended September 30, 2014 to the same period last year:

	Nine months ended September 30,
	2014	2013	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Total revenues	$100,404	$99,720	$684	0.7%
Total costs and expenses	75,268	71,317	3,951	5.5%

Operating profit	$25,136	$28,403	$(3,267)	-11.5%

Revenues

The increase in revenues was related to increases of $1.6 million in income from our trusts, $1.1 million in the value of at-need contracts written and $0.1 million in interest and other income, partially offset by a $2.1 million decrease in the value of pre-need contracts written. Our investment results can vary from period to period based on a number of factors including realized income and the timing of the recognition of gains within the trusts.

Total costs and expenses

The net increase in costs and expenses was mostly attributable to the new properties and was primarily related to:

•	A $0.4 million increase in the cost of goods sold attributable to product mix.

•	A $1.3 million increase in cemetery expenses primarily due to increases of $0.4 million in labor costs, $0.5 million in repairs and maintenance expense and $0.3 million in utility and fuel costs.

•	A $1.1 million increase in selling expenses primarily attributable to an increase of $1.0 million in advertising and marketing costs and an increase of $0.1 million in commissions and personnel costs.

•	A $0.8 million increase in general and administrative expense primarily due to a $0.6 million increase in personnel expenses and $0.1 million increases in both rent and repairs and maintenance expense.

•	A $0.4 million increase in depreciation expense.

Cemetery Operations – Northeast

During the second quarter of 2014, we acquired three properties and separately obtained the rights from the Archdiocese of Philadelphia to operate thirteen properties in our Cemetery Operations – Northeast segment. The results of operations for these properties have no impact on the results for the nine months ended September 30, 2013, but are included in the results for the nine months ended September 30, 2014. The additions have contributed approximately $9.6 million of the revenues and $7.4 million of the costs and expenses of the segment for the nine months ended September 30, 2014.

The table below compares the results of operations for our Cemetery Operations – Northeast for the nine months ended September 30, 2014 to the same period last year:

	Nine months ended September 30,
	2014	2013	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Total revenues	$61,112	$47,046	$14,066	29.9%
Total costs and expenses	39,295	32,273	7,022	21.8%

Operating profit	$21,817	$14,773	$7,044	47.7%

Revenues

The increase in revenues was primarily caused by an increase in other income of $4.5 million primarily related to one land sale during the first quarter of 2014. Also, we had increases of $2.8 million in the value of pre-need contracts written, $4.8 million in the value of at-need contracts written and $2.0 million in income from our trusts. Our investment results can vary from period to period based on a number of factors including realized income and the timing of the recognition of gains within the trusts.

Total costs and expenses

The net increase in costs and expenses was mostly attributable to the new properties and was primarily related to:

•	A $0.2 million increase in the cost of goods sold attributable to changes in product mix.

•	A $3.7 million increase in cemetery expenses primarily attributable to increases of $2.8 million in labor costs, $0.5 million in repairs and maintenance expense, $0.3 million in utility and fuel costs and $0.1 million in real estate tax expense.

•	A $1.8 million increase in selling expenses primarily due to increases of $1.3 million in commissions and personnel costs and $0.4 million in advertising and marketing costs.

•	A $0.7 million increase in general and administrative expenses primarily due increases of $0.5 million in personnel costs and $0.1 million in professional fees.

•	A $0.6 million increase in depreciation expense inclusive of $0.3 million of amortization of the intangible assets relating to the lease and management agreements with the Archdiocese of Philadelphia.

Cemetery Operations – West

The table below compares the results of operations for our Cemetery Operations – West for the nine months ended September 30, 2014 to the same period last year:

	Nine months ended September 30,
	2014	2013	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Total revenues	$61,979	$56,721	$5,258	9.3%
Total costs and expenses	40,478	36,029	4,449	12.3%

Operating profit	$21,501	$20,692	$809	3.9%

Revenues

The increase in revenues was caused by a $1.6 million increase in the value of pre-need contracts written, a $1.4 million increase in the value of at-need contracts written, and an increase of $2.7 million in income from our trusts. These increases were partially offset by a net decrease of $0.4 million in interest and other income. Our investment results can vary from period to period based on a number of factors including realized income and the timing of the recognition of gains within the trusts.

Total costs and expenses

The net increase in costs and expenses was primarily related to:

•	A $1.9 million increase in the cost of goods sold attributable to the corresponding increase in the value of contracts written and change in product mix.

•	A $0.2 million decrease in cemetery expenses primarily due to a decrease of $0.4 million in real estate tax expense, partially offset by an increase of approximately $0.2 million in repairs and maintenance expense.

•	A $1.3 million increase in selling expenses primarily due to a $1.0 million increase in commission and personnel related costs and a $0.3 million increase in advertising and marketing costs.

•	A $1.4 million increase in general and administrative expenses primarily due to an increase in legal costs, principally related to a legal settlement.

Funeral Homes Segment

In the first quarter of 2013 we acquired six funeral homes. In the second quarter of 2014 we acquired nine funeral homes. Therefore, the results of operations for these properties have either less or no impact on the results for the nine months ended September 30, 2013, but are included in the results for the nine months ended September 30, 2014. These additions are primarily responsible for the increases to revenues and costs and expenses for the Funeral Homes segment.

The table below compares the results of operations for our Funeral Homes segment for the nine months ended September 30, 2014 to the same period last year:

	Nine months ended September 30,
	2014	2013	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Total revenues	$40,777	$36,904	$3,873	10.5%
Total costs and expenses	32,159	29,850	2,309	7.7%

Operating profit	$8,618	$7,054	$1,564	22.2%

Revenues

The increase in revenues was primarily attributable to a $2.4 million increase in the value of pre-need contracts written and a $1.3 million increase in the value of at-need contracts written.

Total costs and expenses

The net increase in costs and expenses was primarily attributable to increases of $0.9 million in facility costs and $0.8 million in personnel costs, with the remainder attributable to increases in depreciation and other general expense categories.

Corporate Segment

The table below compares expenses incurred by the Corporate segment for the nine months ended September 30, 2014 to the same period last year:

	Nine months ended September 30,
	2014	2013	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Selling, cemetery and general and administrative expenses	$1,480	$833	$647	77.7%
Depreciation and amortization	716	911	(195)	-21.4%
Acquisition related costs, net of recoveries	2,040	901	1,139	126.4%
Corporate expenses
Corporate personnel expenses	9,784	10,599	(815)	-7.7%
Other corporate expenses	12,610	11,058	1,552	14.0%

Total corporate overhead	22,394	21,657	737	3.4%

Total corporate expenses	$26,630	$24,302	$2,328	9.6%

The increase in corporate expenses was primarily attributable to increases of $0.6 million in selling expenses due to increased advertising costs, $1.1 million in acquisition related costs and $1.3 million in professional fees, reported within corporate overhead. These increases were partially offset by a decrease of $0.8 million in personnel costs. Due to a legal settlement during the nine months ended September 30, 2013, acquisition related costs were reduced by $1.3 million. This legal settlement also resulted in recoveries of legal costs of $1.7 million, driving down professional fees expense for the prior period. Acquisition related costs will vary from period to period depending on the amount of acquisition activity that takes place.

Reconciliation of Segment Results of Operations to Consolidated Results of Operations

As discussed in the segment sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, cemetery revenues and their associated costs as reported at the segment level are not deferred until such time that we satisfy the delivery criteria for revenue recognition.

The table below analyzes results of operations and the changes therein for the nine months ended September 30, 2014 as compared to the same period last year. The table is structured so that our readers can determine whether changes were based upon changes in the level of merchandise and services and other revenues generated during each period and/ or changes in the timing of when merchandise and services were delivered:

	Nine months ended September 30, 2014			Nine months ended September 30, 2013
	(in thousands)			(in thousands)
	Segment Results (non-GAAP)	GAAP Adjustments	GAAP Results	Segment Results (non-GAAP)	GAAP Adjustments	GAAP Results	Change in GAAP results ($)	Change in GAAP results (%)
Revenues
Pre-need cemetery revenues	$104,555	$(26,957)	$77,598	$102,383	$(32,513)	$69,870	$7,728	11.1%
At-need cemetery revenues	67,704	614	68,318	60,387	(4,259)	56,128	12,190	21.7%
Investment income from trusts	39,225	(19,529)	19,696	32,916	(15,892)	17,024	2,672	15.7%
Interest income	5,848	—	5,848	5,209	—	5,209	639	12.3%
Funeral home revenues	40,777	(5,313)	35,464	36,904	(4,437)	32,467	2,997	9.2%
Other cemetery revenues	6,163	1,007	7,170	2,592	283	2,875	4,295	149.4%

Total revenues	264,272	(50,178)	214,094	240,391	(56,818)	183,573	30,521	16.6%

Costs and expenses
Cost of goods sold	29,307	(4,091)	25,216	26,841	(5,737)	21,104	4,112	19.5%
Cemetery expense	47,546	—	47,546	42,700	—	42,700	4,846	11.3%
Selling expense	48,404	(5,860)	42,544	43,549	(8,415)	35,134	7,410	21.1%
General and administrative expense	26,333	—	26,333	23,382	—	23,382	2,951	12.6%
Corporate overhead	22,394	—	22,394	21,657	—	21,657	737	3.4%
Depreciation and amortization	7,993	—	7,993	7,159	—	7,159	834	11.6%
Funeral home expense	29,813	(732)	29,081	27,582	(501)	27,081	2,000	7.4%
Acquisition related costs, net of recoveries	2,040	—	2,040	901	—	901	1,139	126.4%

Total costs and expenses	213,830	(10,683)	203,147	193,771	(14,653)	179,118	24,029	13.4%

Operating profit	$50,442	$(39,495)	$10,947	$46,620	$(42,165)	$4,455	$6,492	145.7%

Revenues

Pre-need cemetery revenues were $77.6 million for the nine months ended September 30, 2014, an increase of $7.7 million, or 11.1%, as compared to $69.9 million during the same period last year. The increase was primarily caused by an increase of $2.2 million in the value of cemetery contracts written and a decrease of $5.5 million in deferred revenue.

At-need cemetery revenues were $68.3 million for the nine months ended September 30, 2014, an increase of $12.2 million, or 21.7%, as compared to $56.1 million during the same period last year. The increase was primarily caused by an increase of $7.3 million in the value of cemetery contracts written and a decrease of $4.9 million in deferred revenue.

Investment income from trusts was $19.7 million for the nine months ended September 30, 2014, an increase of $2.7 million, or 15.7%, as compared to $17.0 million during the same period last year. On a segment basis, we had an increase of $6.3 million, which was partially offset by an adjustment of $3.6 million related to funds for which we have not met the requirements that would allow us to recognize them as revenue. Our investment results can vary from period to period based on a number of factors including realized income and the timing of the recognition of gains within the trusts.

Interest income on accounts receivable was $5.8 million for the nine months ended September 30, 2014 as compared to $5.2 million for the nine months ended September 30, 2013, a 12.3% increase, primarily due to a larger accounts receivable balance.

Funeral home revenues were $35.5 million for the nine months ended September 30, 2014, an increase of $3.0 million, or 9.2%, compared to $32.5 million during the same period last year. The increase was primarily driven by the 15 funeral homes we acquired in 2013 and 2014.

Other cemetery revenues were $7.2 million for the nine months ended September 30, 2014, as compared to $2.9 million during the same period last year, a $4.3 million increase. The increase was primarily caused by one land sale during the first quarter of 2014.

Costs and Expenses

The cost of goods sold was $25.2 million for the nine months ended September 30, 2014, an increase of $4.1 million, or 19.5%, as compared to $21.1 million during the same period last year. The ratio of cost of goods sold to pre-need and at-need cemetery revenues was 17.3% during the nine months ended September 30, 2014 as compared to 16.7% during the same period last year. The change in the ratio primarily relates to changes in product mix.

Cemetery expenses were $47.5 million during the nine months ended September 30, 2014, an increase of $4.8 million, or 11.3%, compared to $42.7 million during the same period last year. Within this category, there were increases of $1.2 million in repairs and maintenance expense, $3.2 million in personnel costs and $0.6 million in utility and fuel costs, partially offset by a decrease of $0.2 million in real estate tax expense. Cemetery expenses relate to the current costs of managing and maintaining our cemetery properties. These costs are expensed as incurred and are not deferred. Accordingly, from a margin standpoint, the most effective gauge of measuring cemetery expenses is as a ratio of segment level pre-need and at-need cemetery revenues. Changes in this ratio give an indication of our ability to manage and control our operating costs relative to our overall cemetery operations. An increase in the ratio indicates that expense increases related to the operation and maintenance of our cemetery properties exceeded increases in the value of contracts written, while a decrease in the ratio indicates that expense growth did not exceed increases in the value of contracts written. In the short-term, this ratio can be positively or negatively impacted by our acquisitions, including such factors as how long it takes us to fully implement our pre-need sales programs and whether there are any unanticipated costs. Over the long-term, we would expect this ratio to slightly decline as many of the expenses in this category are fixed in nature. The ratio of cemetery expenses to segment level pre-need and at-need cemetery revenues was 27.6% during the nine months ended September 30, 2014 as compared to 26.2% during the same period last year.

Selling expenses were $42.5 million during the nine months ended September 30, 2014, an increase of $7.4 million, or 21.1%, as compared to $35.1 million during the same period last year. The overall expense increase was primarily caused by a decrease in deferred selling expenses of $2.6 million, an increase of $2.4 million in commissions and personnel related expenses and $2.3 million in advertising and marketing costs, with the remaining increase in other general selling expenses. The ratio of selling expenses to cemetery revenues was 29.2% during the nine months ended September 30, 2014 as compared to 27.9% during the same period last year. This ratio gives some indication of how effectively the money we invest in selling efforts is translating into sales. However, the majority of our selling expenses are directly related to sales commissions and bonuses, which would be directly related to changes in the value of pre-need and at-need contracts written. As a result, we would expect this ratio to remain fairly consistent.

General and administrative expenses were $26.3 million during the nine months ended September 30, 2014, an increase of $2.9 million, or 12.6%, compared to $23.4 million during the same period last year. The majority of the increase was due to increases of $1.2 million in personnel costs and $1.6 million in legal costs, primarily related to a legal settlement. General and administrative expenses are expensed as incurred and are not deferred. Accordingly, from a margin standpoint, the most effective gauge of measuring general and administrative expenses is as a ratio of segment level pre-need and at-need cemetery revenues. Changes in this ratio give an indication of our ability to manage and control our general and administrative costs relative to our overall cemetery operations. An increase in the ratio indicates that general and administrative percentage expense increases related to our cemetery properties exceeded percent increases in the value of contracts written, while a decrease in the ratio indicates that expense growth on a percentage basis did not exceed percentage increases in the value of contracts written. In the short-term, this ratio can be positively or negatively impacted by our acquisitions, including such factors as how long it takes us to fully implement our pre-need sales programs and whether there are any unanticipated costs. Over the long-term, we would expect this ratio to slightly decrease as many of the expenses in this category are fixed in nature. The ratio of general and administrative expenses to segment level pre-need and at-need cemetery revenues was 15.3% during the nine months ended September 30, 2014 as compared to 14.4% during the same period last year.

Total corporate overhead was $22.4 million for the nine months ended September 30, 2014, an increase of $0.7 million, or 3.4% compared to $21.7 million during the same period last year. The increase in corporate expenses was primarily attributable to an increase of $1.3 million in professional fees, partially offset by a decrease of $0.8 million in corporate personnel costs. Due to a legal settlement during the nine months ended September 30, 2013, we had recoveries of legal costs of $1.7 million, driving down professional fees expense for the prior period.

Depreciation and amortization was $8.0 million during the nine months ended September 30, 2014, an increase of $0.8 million, or 11.6%, as compared to $7.2 million during the same period last year. The increase was primarily due to additional depreciation and amortization from assets acquired in our recent acquisitions and the lease and management agreements with the Archdiocese of Philadelphia.

Funeral home expenses were $29.1 million for the nine months ended September 30, 2014, an increase of $2.0 million, or 7.4%, compared to $27.1 million during the same period last year. The increase was primarily driven by our 2013 and 2014 acquisitions and was primarily attributable to increases in facility and personnel costs.

Acquisition related costs were $2.0 million for the nine months ended September 30, 2014, an increase of $1.1 million, or 126.4%, as compared to $0.9 million during the same period last year. These costs will vary from period to period depending on the amount of acquisition activity that takes place. Acquisition costs for the nine months ended September 30, 2013, were reduced by $1.3 million due to a legal settlement.

Non-segment Allocated Results

As previously mentioned, certain statement of operations amounts are not allocated to segment operations. These amounts are those line items that can be found on our unaudited condensed consolidated statement of operations below operating profit and above net loss.

The table below summarizes these items and the changes between the nine months ended September 30, 2014 and 2013:

	Nine months ended September 30,
	2014	2013	Change ($)	Change (%)
	(in thousands)
Gain on sale of funeral home	$244	$—	$244	100.0%
Gain on acquisition	412	2,530	(2,118)	-83.7%
Gain on settlement agreement, net	888	12,261	(11,373)	-92.8%
Gain on sale of other assets	—	155	(155)	-100.0%
Loss on early extinguishment of debt	—	21,595	(21,595)	-100.0%
Interest expense	15,990	15,788	202	1.3%
Income tax expense (benefit)	$(522)	$(2,489)	$1,967	-79.0%

The gain on sale of funeral home recorded during the nine months ended September 30, 2014 pertains to the sale of one funeral home in California during September 2014.

The gain on acquisition recorded during the nine months ended September 30, 2014 relates to our first quarter 2014 acquisition. The gain on acquisition recorded during the nine months ended September 30, 2013 relates to our third quarter 2013 acquisition.

During the nine months ended September 30, 2014, we recovered an additional $1.5 million related to the settlement of claims from locations acquired in 2010. A gain of $0.9 million has been recorded as gain on settlement agreement on the unaudited condensed consolidated statement of operations, which was net of legal fees of $0.6 million. During the nine months ended September 30, 2013 certain proceeds received from a legal settlement were recorded as a gain on settlement agreement on the unaudited condensed consolidated statement of operations, resulting in a total gain on settlement of $12.3 million.

The early extinguishment of debt charge during the nine months ended September 30, 2013 of $21.6 million relates to the tender premium of $14.9 million we paid in connection with the early repayment of $150.0 million of our 10.25% Senior Notes due 2017 and the write-off of $6.7 million of unamortized fees and discounts related to those notes.

Interest expense was relatively consistent period over period. In general, there was an increase in discount accretion expense primarily relating to the obligation for the lease and management agreements with the Archdiocese of Philadelphia, which was partially offset due to a reduction in interest expense primarily due to a decrease in the amounts outstanding under the credit facility. Average amounts outstanding under the credit facility were $92.6 million and $98.9 million during the nine months ended September 30, 2014 and 2013, respectively.

We had an income tax benefit of $0.5 million for the nine months ended September 30, 2014, as compared to $2.5 million during the same period last year. Our effective tax rate differs from our statutory tax rate primarily because our legal entity structure includes different tax filing entities, including a significant number of partnerships that are not subject to paying tax.

Supplemental Data

The following table presents supplemental operating data for the periods presented:

	Three months ended September 30, 2014	Three months ended September 30, 2013	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Operating Data:
Interments performed	13,079	10,712	36,580	34,156
Interment rights sold (1):
Lots	8,613	7,112	24,360	21,099
Mausoleum crypts (including pre-construction)	494	437	1,697	1,489
Niches	363	248	1,144	806

Net interment rights sold (1)	9,470	7,797	27,201	23,394

Number of contracts written	29,633	25,301	82,286	76,842
Aggregate contract amount, in thousands (excluding interest)	$77,568	$66,735	$219,178	$201,886
Average amount per contract (excluding interest)	$2,618	$2,638	$2,664	$2,627
Number of pre-need contracts written	14,215	13,218	40,474	38,937
Aggregate pre-need contract amount, in thousands (excluding interest)	$50,222	$45,523	$144,233	$135,360
Average amount per pre-need contract (excluding interest)	$3,533	$3,444	$3,564	$3,476
Number of at-need contracts written	15,418	12,083	41,812	37,905
Aggregate at-need contract amount, in thousands (excluding interest)	$27,346	$21,212	$74,945	$66,526
Average amount per at-need contract (excluding interest)	$1,774	$1,756	$1,792	$1,755

(1)	Net of cancellations. Sales of double-depth burial lots are counted as two sales.

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

Long-term Debt

7.875% Senior Notes due 2021

On May 28, 2013, we issued $175.0 million aggregate principal amount of 7.875% Senior Notes due 2021 (the “Senior Notes”). We pay 7.875% interest per annum on the principal amount of the Senior Notes, payable in cash semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2013. The net proceeds from the offering were used to retire a $150.0 million aggregate principal amount of 10.25% Senior Notes due 2017 (the

“Prior Senior Notes”) and the remaining proceeds were used for general corporate purposes. The Senior Notes were issued at 97.832% of par resulting in gross proceeds of $171.2 million with an original issue discount of approximately $3.8 million. We incurred debt issuance costs and fees of approximately $4.6 million. These costs and fees are deferred and will be amortized over the life of these notes. As of September 30, 2014, we were in compliance with all applicable covenants of the Senior Notes.

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

On May 22, 2014, we entered into the Fourth Amendment to the Credit Agreement. The Fourth Amendment increased the maximum Consolidated Leverage Ratio to 4.00 to 1.0 for any period and amended the definition of Consolidated EBITDA to, among other things, remove existing balance sheet adjustments and replace them with certain cash flow statement adjustments. The Fourth Amendment also contains certain conforming changes to reflect the Lenders’ consent to the closing of the transactions with the Archdiocese of Philadelphia and Service Corporation International, both of which took place in the second quarter of 2014 and described in detail in Note 13 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

The amounts outstanding under the Credit Facility bore interest at rates between 2.9% and 4.0% at September 30, 2014. Amounts borrowed may be either Base Rate Loans or Eurodollar Rate Loans and amounts repaid or prepaid during the term may be reborrowed. Depending on the type of loan, borrowings bear interest at the Base Rate or Eurodollar Rate, plus applicable margins ranging from 1.25% to 3.00% and 2.25% to 4.00%, respectively, depending on our Consolidated Leverage Ratio. The Base Rate is the highest of the Prime Rate, the Federal Funds Rate plus 0.50%, or the Eurodollar Rate plus 1.0%. The Eurodollar Rate is the British Bankers Association LIBOR Rate.

The Credit Agreement requires us to pay an unused Commitment Fee, which is calculated based on the amount by which the commitments under the Credit Agreement exceed the usage of such commitments. The Commitment Fee Rate ranges from 0.375% to 0.800% depending on our Consolidated Leverage Ratio.

The Credit Agreement contains restrictive covenants that, among other things, prohibit distributions upon defined events of default, restrict investments and sales of assets and require us to maintain certain financial covenants, including specified financial ratios. A material decrease in revenues could cause us to breach certain of our financial covenants. Any such breach could allow the Lenders to accelerate our debt (and cause cross-default) which would have a material adverse effect on our business, financial condition or results of operations. Our covenants include a certain measure of Consolidated EBITDA, a Consolidated Leverage Ratio and a Consolidated Debt Service Coverage Ratio. As of September 30, 2014, we were in compliance with all applicable financial covenants.

Amounts outstanding under our Credit Facility fluctuated during the nine months ended September 30, 2014 and 2013. At the beginning of 2014, we had $114.0 million outstanding on our Credit Facility. During the first quarter of 2014, we reduced our borrowings on the Credit Facility by $36.6 million as we had borrowed $17.0 million prior to February 27, 2014 and then we used the net proceeds from our February 27, 2014 follow-on public offering and other available cash to repay $53.6 million of amounts outstanding on our Credit Facility. During the second quarter of 2014, we increased our borrowings on the Credit Facility by $1.0 million as we had borrowed $19.0 million prior to June 12, 2014 and then we used a portion of the proceeds from our June 12, 2014 follow-on public offering and other available cash to repay $18.0 million of amounts outstanding on our Credit Facility. During the third quarter of 2014, we increased our borrowings on the Credit Facility by a net $13.0 million resulting in outstanding borrowings of $91.4 million at September 30, 2014. At the beginning of 2013, we had $101.7 million outstanding on our Credit Facility. During the first quarter of 2013, we reduced our borrowings on the Credit Facility by $19.8 million as we had borrowed $18.6 million prior to March 26, 2013 and then we used the net proceeds of approximately $38.4 million from our March 26, 2013 follow-on public offering to repay amounts outstanding on our Credit Facility. We borrowed an additional $21.0 million during the second quarter of 2013 and then we used the remaining proceeds of approximately $11.9 million from our May 28, 2013 debt offering to further repay amounts outstanding on our Credit Facility. During the third quarter of 2013, we had net borrowings of $8.5 million, resulting in outstanding borrowings of $99.5 million on our Credit Facility at September 30, 2013. The average amounts borrowed under our Credit Facility were $92.6 million and $98.9 million for the nine months ended September 30, 2014 and 2013, respectively.

For a more detailed description of our long-term debt agreements, see our 2013 Form 10-K.

Cash Flow from Operating Activities

Cash flows provided by operating activities were $23.2 million during the nine months ended September 30, 2014, compared to $36.9 million during the same period last year. The prior year amount is primarily higher as a result of cash received in a legal settlement during our second quarter of 2013. We also had an increased use of cash to settle merchandise liabilities during 2014. In addition, increased cash inflows into our merchandise trusts were offset by an increase in cash generated from accounts receivable when compared to the prior period.

Cash Flow from Investing Activities

Net cash used in investing activities was $117.8 million during the nine months ended September 30, 2014 as compared to $23.5 million during the same period last year. Cash flows used for investing activities during the nine months ended September 30, 2014 were $54.0 million for the acquisition of 13 cemeteries and 9 funeral homes, $53.0 million for up-front rent for the transaction with the Archdiocese of Philadelphia and $11.1 million for other capital expenditures, partially offset by $0.3 million in proceeds from the sale of a funeral home. Cash flows used for investing activities during the nine months ended September 30, 2013 were $14.1 million for the acquisition of 6 funeral homes and one cemetery and $9.6 million for other capital expenditures partially offset by $0.2 million in proceeds from the sale of other assets.

Cash Flow from Financing Activities

Cash flows provided by financing activities were $104.6 million during the nine months ended September 30, 2014 as compared to net cash used of $1.3 million during the same period last year. Cash flows provided by financing activities for the nine months ended September 30, 2014 consisted of $173.6 million of net proceeds from our follow-on public offerings and our issuance of common units to ACII, partially offset by net repayments of long-term debt of $23.4 million, costs of financing activities of $0.3 million, and cash distributions to unit holders of $45.3 million. Cash flows provided by financing activities for the nine months ended September 30, 2013 consisted of $38.4 million of proceeds from our follow-on public offering and $237.0 million from long term borrowings, inclusive of the issuance of $175.0 million of Senior Notes. These in-flows were offset by repayments of long-term debt of $218.0 million, inclusive of the retirement of our $150.0 million of Prior Senior Notes, and fees associated with this retirement of $14.9 million, costs of financing activities of $5.1 million and cash distributions to unit holders of $38.7 million.

Capital Expenditures

The following table summarizes total maintenance capital expenditures and expansion capital expenditures, including expenditures for acquisitions described in Note 13 of our unaudited condensed consolidated financial statements in Item 1 of Part I of this Form 10-Q and the construction of mausoleums for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Maintenance capital expenditures	$2,326	$1,446	$6,430	$5,366
Expansion capital expenditures	1,778	6,958	111,692	18,310

Total capital expenditures	$4,104	$8,404	$118,122	$23,676

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

Interest-Bearing Investments

Our fixed-income securities subject to market risk consist primarily of investments in our merchandise trusts and perpetual care trusts. As of September 30, 2014, the fair value of fixed-income securities in our merchandise trusts represented 3.3% of the fair value of total trust assets while the fair value of fixed-income securities in our perpetual care trusts represented 7.2% of the fair value of total trust assets. The aggregate quoted fair value of these fixed-income securities was $16.4 million and $25.0 million in merchandise trusts and perpetual care trusts, respectively, as of September 30, 2014. Each 1% change in interest rates on these fixed-income securities would result in changes of approximately $164,000 and $250,000 in the fair market value of the assets in our merchandise trusts and perpetual care trusts, respectively, based on discounted expected future cash flows. If these securities are held to maturity, no change in fair market value will be realized.

Our money market and other short-term investments subject to market risk consist primarily of investments in our merchandise trusts and perpetual care trusts. As of September 30, 2014, the fair value of money market and short-term investments in our merchandise trusts represented 10.4% of the fair value of total trust assets while the fair value of money market and short-term investments in our perpetual care trusts represented 7.8% of the fair value of total trust assets. The aggregate quoted fair value of these money market and short-term investments was $51.3 million and $27.3 million in the merchandise trusts and perpetual care trusts, respectively, as of September 30, 2014. Each 1% change in interest rates on these money market and short-term investments would result in changes of approximately $513,000 and $273,000 in the fair market value of the assets in our merchandise trusts and perpetual care trusts, respectively, based on discounted expected future cash flows.

Marketable Equity Securities

Our marketable equity securities subject to market risk consist primarily of investments held in our merchandise trusts and perpetual care trusts. These assets consist of investments in both individual equity securities as well as closed and open ended mutual funds. As of September 30, 2014, the fair value of marketable equity securities in our merchandise trusts represented 18.4% of the fair value of total trust assets while the fair value of marketable equity securities in our perpetual care trusts represented 14.9% of total trust assets. The aggregate quoted fair market value of these marketable equity securities was $90.5 million and $52.1 million in our merchandise trusts and perpetual care trusts, respectively, as of September 30, 2014, based on final quoted sales prices. Each 10% change in the average market prices of the equity securities would result in a change of approximately $9.1 million and $5.2 million in the fair market value of securities held in the merchandise trusts and perpetual care trusts, respectively. As of September 30, 2014, the fair value of marketable closed and open ended mutual funds in our merchandise trusts represented 63.1% of the fair value of total trust assets while the fair value of closed and open ended mutual funds in our perpetual care trusts represented 70.1% of total trust assets. The aggregate quoted fair market value of these closed and open ended mutual funds was $310.1 million and $244.6 million in the merchandise trusts and perpetual care trusts, respectively, as of September 30, 2014, based on final quoted sales prices. Each 10% change in the average market prices of the closed and open ended mutual funds would result in a change of approximately $31.0 million and $24.5 million in the fair market value of securities held in our merchandise trusts and perpetual care trusts, respectively.

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

Debt Instruments

Our Credit Facility bears interest at a floating rate, based on LIBOR, which is adjusted quarterly. This subjects us to increases in interest expense resulting from movements in interest rates. As of September 30, 2014, we had $91.4 million of borrowings outstanding under our Credit Facility. After these borrowings, our unused line of credit under the Credit Facility is $48.6 million. The amounts outstanding under the Credit Facility bore interest at rates between 2.9% and 4.0% at September 30, 2014.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In May 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control – Integrated Framework (2013 Framework). Originally issued in 1992 (1992 Framework), the 1992 framework remains available during the transition period, which extends to December 15, 2014. As of September 30, 2014, we continue to utilize the 1992 Framework and anticipate transition to the 2013 Framework by the end of the transition period.

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

The risks described in the 2013 Form 10-K and other reports that we file with the SEC are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including the risks faced by us described in our 2013 Form 10-K and other reports that we file with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

4.1	Supplemental Indenture No. 1, dated as of August 8, 2014, by and among Kirk & Nice, Inc., Kirk & Nice Suburban Chapel, Inc., StoneMor Operating LLC, and Osiris Holding of Maryland Subsidiary, Inc., subsidiaries of StoneMor Partners L.P. (or its successor), and Cornerstone Family Services of West Virginia Subsidiary, Inc., the Guarantors under the Indenture, dated as of May 28, 2013, and Wilmington Trust, National Association, as trustee.

10.1	StoneMor Partners L.P. 2014 Long-Term Incentive Plan (adopted by the Board of Directors effective September 24, 2014 subject to unitholders’ approval) (incorporated by reference to Appendix A to Registrant’s Definitive Proxy Statement filed on October 9, 2014).

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors.

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of Timothy K. Yost, Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith).

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Timothy K. Yost, Chief Financial Officer (furnished herewith).

101	Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of September 30, 2014, and December 31, 2013; (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013; (iii) Unaudited Condensed Consolidated Statement of Partners’ Capital (Deficit); (iv) Unaudited Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2014 and 2013; and (v) Notes to the Unaudited Condensed Consolidated Financial Statements. Users of this data are advised that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of StoneMor Partners L.P.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STONEMOR PARTNERS L.P.
By: StoneMor GP LLC
its general partner

November 7, 2014	/s/ Lawrence Miller
Lawrence Miller
Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

November 7, 2014	/s/ Timothy K. Yost
Timothy K. Yost
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

4.1	Supplemental Indenture No. 1, dated as of August 8, 2014, by and among Kirk & Nice, Inc., Kirk & Nice Suburban Chapel, Inc., StoneMor Operating LLC, and Osiris Holding of Maryland Subsidiary, Inc., subsidiaries of StoneMor Partners L.P. (or its successor), and Cornerstone Family Services of West Virginia Subsidiary, Inc., the Guarantors under the Indenture, dated as of May 28, 2013, and Wilmington Trust, National Association, as trustee.

10.1	StoneMor Partners L.P. 2014 Long-Term Incentive Plan (adopted by the Board of Directors effective September 24, 2014 subject to unitholders’ approval) (incorporated by reference to Appendix A to Registrant’s Definitive Proxy Statement filed on October 9, 2014).

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors.

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of Timothy K. Yost, Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith).

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Timothy K. Yost, Chief Financial Officer (furnished herewith).

101	Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of September 30, 2014, and December 31, 2013; (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013; (iii) Unaudited Condensed Consolidated Statement of Partners’ Capital (Deficit); (iv) Unaudited Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2014 and 2013; and (v) Notes to the Unaudited Condensed Consolidated Financial Statements. Users of this data are advised that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of StoneMor Partners L.P.