Form 10-K
period 2014-12-31
STONEMOR PARTNERS LP
filed 2015-03-16
CIK 1286131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common units held by non-affiliates of the registrant was approximately $633.8 million as of June 30, 2014 based on $24.23, the closing price per common unit as reported on the New York Stock Exchange on that date.¹

The number of the registrant’s outstanding common units at March 2, 2015 was 29,258,434.

Documents incorporated by reference: None

¹	The aggregate market value of the common units set forth above equals the number of the registrant’s common units outstanding, reduced by the number of common units held by executive officers, directors and persons owning 10% or more of the registrant’s common units, multiplied by the closing price per the registrant’s common unit on June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from this figure is an affiliate of the registrant or that any person whose holdings are included in this figure is not an affiliate of the registrant and any such admission is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

FORM 10-K OF STONEMOR PARTNERS L.P.

PART I

Item 1.	Business

Overview

We were formed as a Delaware limited partnership in April 2004 to own and operate the assets and businesses previously owned and operated by Cornerstone Family Services, Inc., (“Cornerstone”), which was converted into CFSI LLC, a limited liability company (“CFSI”), prior to our initial public offering of common units representing limited partner interests on September 20, 2004. Cornerstone had been founded in 1999 by members of our management team and a private equity investment firm, which we refer to as McCown De Leeuw, in order to acquire a group of 123 cemetery properties and 4 funeral homes. On November 30, 2010, McCown De Leeuw transferred certain of its interests to MDC IV Trust U/T/A November 30, 2010, MDC IV Associates Trust U/T/A November 30, 2010 and Delta Trust U/T/A November 30, 2010, which we collectively refer to as the MDC IV Liquidating Trusts, and McCown De Leeuw was subsequently terminated. On May 21, 2014, Cornerstone Family Services LLC, a Delaware limited liability company (“CFS”), and its direct and indirect subsidiaries: CFSI LLC and StoneMor GP LLC, our general partner (“StoneMor GP” or “general partner”), completed a series of transactions (the “Reorganization”) to streamline the ownership structure of CFSI and StoneMor GP. As a result of the Reorganization, StoneMor GP became a wholly-owned subsidiary of StoneMor GP Holdings LLC, a Delaware limited liability company (“GP Holdings”), formerly known as CFSI, and GP Holdings is owned by (i) a trustee of the trust established for the pecuniary benefit of American Cemeteries Infrastructure Investors, LLC, a Delaware limited liability company (“ACII”), which trustee has exclusive voting and investment power over approximately 67.03% of membership interests in GP Holdings, and (ii) certain directors, affiliates of certain directors and current and former executive officers of our general partner. See Part III of this Annual Report on Form 10-K for a more detailed discussion of the Reorganization. In this Annual Report on Form 10-K, unless the context otherwise requires, references to “we,” “us,” “our,” “StoneMor,” the “Company,” or the “Partnership” are to StoneMor Partners L.P. and its subsidiaries.

We are currently the second largest owner and operator of cemeteries and funeral homes in the United States. As of December 31, 2014, we operated 303 cemeteries in 27 states and Puerto Rico. We own 272 of these cemeteries and we manage or operate the remaining 31 under lease, management or operating agreements with the nonprofit cemetery companies that own the cemeteries. As of December 31, 2014, we also owned and operated 98 funeral homes in 19 states and Puerto Rico. Forty-five of these funeral homes are located on the grounds of the cemeteries that we own.

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

We sell these products and services both at the time of death, which we refer to as at-need, and prior to the time of death, which we refer to as pre-need. Our sales of real property, including burial lots (with and without installed vaults), lawn and mausoleum crypts and cremation niches, generate qualifying income sufficient for us to be treated as a partnership for federal income tax purposes. In 2014, we performed 50,566 burials and sold 35,426 interment rights (net of cancellations). Based on our sales of interment spaces in 2014, our cemeteries have an aggregated weighted average remaining sales life of 247 years.

Our cemetery properties are located in Alabama, California, Colorado, Delaware, Florida, Georgia, Hawaii, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Michigan, Mississippi, Missouri, New Jersey, North

Carolina, Ohio, Oregon, Pennsylvania, Puerto Rico, Rhode Island, South Carolina, Tennessee, Virginia, Washington and West Virginia. One cemetery in Hawaii that we acquired in December 2007 is still awaiting regulatory approval and has not yet been conveyed to us. Our cemetery operations accounted for approximately 83.1%, 81.8% and 85.3% of our revenues in 2014, 2013 and 2012, respectively.

Our primary funeral home products are caskets and related items. Our funeral home services include consultation, the removal and preparation of remains, and the use of funeral home facilities for visitation and prayer services.

Our funeral homes are located in Alabama, Arkansas, California, Florida, Illinois, Indiana, Kansas, Maryland, Mississippi, Missouri, North Carolina, Ohio, Oregon, Pennsylvania, Puerto Rico, South Carolina, Tennessee, Virginia, Washington and West Virginia. Our funeral home revenues accounted for approximately 16.9%, 18.2% and 14.7% of our revenues in 2014, 2013 and 2012, respectively. Our funeral home operations are conducted through various wholly-owned subsidiaries that are treated as corporations for U.S. federal income tax purposes.

Operations

Segment Reporting and Related Information

We have five distinct reportable segments, which are classified as Cemetery Operations—Southeast, Cemetery Operations—Northeast, Cemetery Operations—West, Funeral Homes, and Corporate.

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

As of December 31, 2014, we provided services to 31 cemeteries under long-term lease, operating or management agreements with the nonprofit cemetery companies that own the cemeteries. These nonprofit cemeteries are organized as such either because state law requires cemetery properties to be owned by nonprofit entities, such as in New Jersey, or because they were originally established as nonprofit entities. We have voting rights, along with member owners of burial spaces, in the five New Jersey nonprofit cemeteries as a result of owning all of their outstanding certificates of indebtedness or interest. To obtain the benefit of professional management services, the remaining 26 nonprofit cemeteries have entered into agreements with us. The agreements under which we operate these 31 nonprofit cemeteries generally have terms ranging from 3 to 60 years (but some are subject to early termination rights and obligations) and provide us with management or operating fees that approximate what we would earn if we owned those cemeteries and held them in for-profit entities.

In 2014, of the 31 cemeteries we operated under long-term lease, operating or management agreements, 15 cemeteries, including 13 cemeteries related to the transaction with the Archdiocese of Philadelphia that closed in the second quarter of 2014, did not qualify as acquisitions for accounting purposes. As a result, we did not consolidate all of the existing assets and liabilities related to these cemeteries. We have consolidated the existing assets and liabilities of these cemeteries’ merchandise and perpetual care trusts as variable interest entities since we control and receive the benefits and absorb any losses from operating these trusts. Under these long-term lease, operating or management agreements, which are subject to certain termination provisions, we are the exclusive operator of these cemeteries. We earn revenues related to sales of merchandise, services, and interment rights and incur expenses related to such sales and the maintenance and upkeep of these cemeteries. Upon termination of these contracts, we will retain all of the benefits and related contractual obligations incurred from sales generated during the contract period. We have also recognized the existing merchandise liabilities assumed as part of these agreements.

Funeral Home Operations

As of December 31, 2014, we owned, operated or managed 98 funeral homes, 45 of which are located on the grounds of cemetery properties that we own. Our funeral homes offer a range of services to meet a family’s funeral needs, including family consultation, the removal and preparation of remains, provision of caskets and related funeral merchandise, the use of funeral home facilities for visitation, worship and performance of funeral services and transportation services. Funeral home operations primarily generate revenues from at-need sales. Our funeral home segment has continued to grow and has become a significant contributor to our consolidated revenues.

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

Sales Personnel, Training and Marketing

As of December 31, 2014, we employed 876 full-time commissioned salespeople and 133 full-time sales support and telemarketing employees. We had ten regional sales vice presidents supporting our cemetery operations. They were supported by two Divisional Vice Presidents of Sales who report to our Chief Operating Officer. Individual salespersons are typically located at the cemeteries they serve and report directly to the cemetery sales manager. We have made a strong commitment to the ongoing education and training of our sales force and to salesperson retention in order to ensure our customers receive the highest quality customer service and to ensure compliance with all applicable requirements. Our training program includes classroom training at our headquarters, field training, continuously updated training materials that utilize media, such as the Internet, for interactive training and participation in industry seminars. We place special emphasis on training property sales managers, who are key elements to a successful pre-need sales program.

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

We generate sales leads through focused telemarketing, direct mail, television advertising, funeral follow-up and sales force cold calling, with the assistance of database mining and other marketing resources. We have created a marketing department to allow us to use more sophisticated marketing techniques to focus more effectively our telemarketing and direct sales efforts. Sales leads are referred to the sales force to schedule an appointment, most often at the customer’s home. We believe these activities comply in all material respects with legal requirements.

Acquisitions and Long-Term Operating Agreements

Refer to Note 13 of our consolidated financial statements in “Item 8” of this Form 10-K for a more detailed discussion of our acquisitions and long-term operating agreements. A summary of our acquisition activities is as follows:

2014

We completed three acquisitions during the year ended December 31, 2014, which included 13 cemeteries and 11 funeral homes. The acquired properties were located in North Carolina, Pennsylvania, Virginia and Florida. The aggregate fair value of the total consideration for these acquisitions was $56.4 million. In addition, on May 28, 2014, we closed the Lease and the Management Agreement transaction with the Archdiocese of Philadelphia, pursuant to which we operate 13 cemeteries in Pennsylvania for a term of 60 years, subject to certain termination provisions. We paid up-front rent of $53.0 million to the Archdiocese of Philadelphia at closing.

2013

We completed two acquisitions during the year ended December 31, 2013, which included one cemetery in Virginia and six funeral homes in Florida. The aggregate fair value of the total consideration for these acquisitions was $21.6 million.

2012

We completed six acquisitions during the year ended December 31, 2012, which included 5 cemeteries and 17 funeral homes. The acquired properties were located in Ohio, Illinois, California, Oregon and Florida. The aggregate fair value of the total consideration paid for these acquisitions was $34.9 million. Effective March 31, 2012, we terminated a long-term operating agreement entered into in 2010 related to 3 cemeteries with the Archdiocese of Detroit, resulting in a gain of $1.7 million.

Competition

Our cemeteries and funeral homes generally serve customers that live within a 10 to 15-mile radius of a property’s location. Within this localized area, we face competition from other cemeteries and funeral homes located in the area. Most of these cemeteries and funeral homes are independently owned and operated, and most of these owners and operators are smaller than we are and have fewer resources than we do. We generally face limited competition from the two publicly held death care companies that have U.S. operations—Service Corporation International and Carriage Services, Inc.—as they do not directly operate cemeteries in the same local geographic areas where we operate.

Within a localized area of competition, we compete primarily for at-need sales because many of the independently owned, local competitors either do not have pre-need sales programs or have pre-need programs that are not as developed as ours. Most of these competitors do not have as many of the resources that are available to us to launch and grow a substantial pre-need sales program. The number of customers that cemeteries and funeral homes are able to attract is largely a function of reputation and heritage, although competitive pricing, professional service and attractive, well-maintained and conveniently located facilities are also important factors. The sale of cemetery and funeral home products and services on a pre-need basis has increasingly been used by many companies as an important marketing tool. Due to the importance of reputation and heritage, increases in customer base are usually gained over a long period of time.

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

We believe that we currently face limited competition for cemetery acquisitions. The two publicly held death care companies identified above, as well as Stewart Enterprises, Inc., which was acquired by Service Corporation International in December 2013, have historically been the industry’s primary consolidators, but have largely curtailed cemetery acquisition activity since 1999. Furthermore, these companies continue to generate the majority of their revenues from funeral home operations. Based on the relative levels of cemetery operations and funeral home operations of these publicly traded death care companies, which are disclosed in their SEC filings, we believe that we are the only public death care company that focuses a significant portion of its efforts on cemetery operations.

Regulation

General

Our operations are subject to regulation, supervision and licensing under federal, state and local laws, which impacts the goods and services that we may sell and the manner in which we may furnish goods and services.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank

Dodd-Frank, signed into law by President Obama on July 21, 2010, created a new federal Bureau of Consumer Financial Protection, or the Bureau. In addition to transferring to the Bureau rule-writing authority for nearly all federal consumer finance-related laws and giving the Bureau rule-writing authority in other areas, Dodd-Frank empowers the Bureau to conduct examinations and bring enforcement actions against certain consumer credit providers and other entities offering consumer financial products or services. While not presently subject to examination by the Bureau, we potentially could be in the future in connection with our pre-need installment contracts. The Bureau also has authority to conduct investigations and bring enforcement actions against providers of consumer financial services, including providers over which it may not currently have examination authority. The Bureau may seek penalties and other relief on behalf of consumers that are substantially in excess of the remedies available under such laws prior to Dodd-Frank. On July 21, 2011, the Bureau officially assumed rule-writing and enforcement authority for most federal consumer finance laws, as well as authority to prohibit unfair, deceptive or abusive practices related to consumer financial products and services.

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

Occupational Safety and Health Act and Environmental Law Requirements

We are subject to the requirements of the Occupational Safety and Health Act, or OSHA, and comparable state statutes. OSHA’s regulatory requirement known as the Hazard Communication Standard, the Emergency Planning and Community Right-to-Know Act (“EPCRA”) and similar state statutes require us to report information about hazardous materials used or maintained for our operations to state, federal and local authorities. We may also be subject to Tier 1 or Tier 2 Emergency and Hazardous Chemical Inventory reporting requirements under EPCRA depending on the amount of hazardous materials maintained on-site at a particular facility. We are also subject to the federal Americans with Disabilities Act and similar laws, which, among other things, may require that we modify our facilities to comply with minimum accessibility requirements for disabled persons.

Federal Trade Commission

Our funeral home operations are comprehensively regulated by the FTC under Section 5 of the Federal Trade Commission Act and a trade regulation rule for the funeral industry promulgated thereunder, referred to as the “Funeral Rule.” The Funeral Rule requires funeral service providers to disclose the prices for their goods and services as soon as the subject of price arises in a discussion with a potential customer (this entails presenting various itemized price lists if the consultation is in person, and readily answering all price-related questions posed over the telephone), and to offer their goods and services on an unbundled basis. The Funeral Rule also prohibits misrepresentations in connection with our sale of goods and services, and requires that the consumer receives an itemized statement of the goods and services purchased. Through these regulations, the FTC sought to give consumers the ability to compare prices among funeral service providers and to avoid buying packages containing goods or services that they did not want. The unbundling of goods from services has also opened the way for third-party, discount casket sellers to enter the market, although they currently do not possess substantial market share.

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

Environmental Regulations and Liabilities

Our operations are subject to federal, state and local environmental regulations in three principal areas: (1) crematories for emissions to air that may trigger requirements under the Clean Air Act; (2) funeral homes for the management of hazardous materials and medical wastes; and (3) cemeteries and funeral homes for the management of solid waste, underground and above ground storage tanks and discharges to wastewater treatment systems and/or septic systems.

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

Underground and Above Ground Storage Tank Laws and Solid Waste Laws

Federal, state and local laws regulate the installation, removal, operations and closure of underground storage tanks, or USTs, and above ground storage tanks, or ASTs, which are located at some of our facilities, as well as the management and disposal of solid waste. Most of the USTs and ASTs contain petroleum for heating our buildings or are used for vehicle maintenance, or general operations. Depending upon the age and integrity of the USTs and ASTs, they may require upgrades, removal and/or closure, and remediation may be required if there has been a potential discharge or release of petroleum into the environment. All of the aforementioned activities may require us to incur capital costs and expenses to ensure continued compliance with environmental requirements. Should we acquire properties with existing USTs and ASTs that are not in compliance with environmental requirements, we may become liable for responding to releases to the environment or for costs associated with upgrades, removal and/or closure costs, and we cannot assure you that the costs or liabilities will not be material in that event. Solid wastes have been disposed of at some of our cemeteries, both lawfully and unlawfully. Prior to acquiring a cemetery, an environmental site assessment is usually conducted to determine, among other conditions, if a solid waste disposal area or landfill exists on the parcel which requires removal, cleaning or management. Depending upon the existence of any such solid waste disposal areas, we may be required by the applicable regulatory authority to remove the waste materials or to conduct remediation and we cannot assure you that the costs or liabilities will not be material in that event.

Employees

As of December 31, 2014, our general partner and its affiliates employed 3,304 full-time and 76 part-time employees. Fifty-six of these employees are represented by various unions in Pennsylvania, Ohio, California,

New Jersey and Illinois, and are subject to collective bargaining agreements that have expiration dates ranging from June 2015 to January 2018. We believe that our relationship with our employees is good.

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

If we do not generate sufficient cash to continue paying distributions at least at their current level, the market price of our common units may decline materially and the same may be true if we do not increase our distributions as projected. We expect that we will need working capital borrowings of approximately

$49.0 million during the year ending December 31, 2015 in order to have sufficient operating surplus to pay distributions at their current level and with the projected increase on our common units, although the actual amount of working capital borrowings could be materially more or less. These working capital borrowings enable us to finance the build-up in our accounts receivables, and to construct mausoleums and purchase products for our pre-need sales in advance of the time of need, which, in turn, allows us to generate available cash for operating surplus over time by accessing the funds held in trust for the products purchased.

Our substantial level of indebtedness could materially adversely affect our ability to generate sufficient cash for distribution to our unitholders, to fulfill our debt obligations and to operate our business.

We have a substantial amount of debt, which requires significant interest and principal payments. As of December 31, 2014, we had approximately $110.9 million of total debt outstanding on a revolving credit facility that matures in December 2019, which would give us approximately $69.1 million of total available borrowing capacity under our credit facility. The revolving credit facility provides for both acquisition draws, which are used primarily to finance acquisitions, acquisition related costs and mausoleum construction costs, and working capital draws, which are used to finance all other corporate costs. As of December 31, 2014, we had approximately $85.9 million of working capital draws, which are limited to a borrowing formula of 85% of eligible account receivables. This limit was $128.6 million at December 31, 2014. In addition, as of December 31, 2014, we had $175.0 million aggregate principal amount of 7.875% Senior Notes due 2021 outstanding. Leverage makes us more vulnerable to economic downturns. Because we are obligated to dedicate a portion of our cash flow to service our debt obligations, our cash flow available for operations and for distribution to our unitholders will be reduced. The amount of indebtedness we have could limit our flexibility in planning for, or reacting to, changes in the markets in which we compete, limit our ability to obtain additional financing, if necessary, for working capital expenditures, acquisitions or other purposes, and require us to dedicate more cash flow to service our debt than we desire. Our ability to satisfy our indebtedness as required by the terms of our debt will be dependent on, among other things, the successful execution of our long-term strategic plan. Subject to limitations in our debt obligations, we may incur additional debt in the future, for acquisitions or otherwise, and servicing this debt could further limit our cash flow available for operations and distribution to unitholders.

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

Pre-need sales typically generate low or negative cash flow in the periods immediately following sales, which could adversely affect our ability to make distributions to our unitholders.

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

We face competition in all of our markets. Most of our competitors are independent operations. Our ability to compete successfully depends on our management’s forward vision, timely responses to changes in the business environment, our cemeteries and funeral homes’ ability to maintain a good reputation and high professional standards as well as offer products and services at competitive prices. We have historically experienced price competition from independent cemetery and funeral home operators. If we are unable to compete successfully, our financial condition, results of operations and cash flows could be materially adversely affected.

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

We may not be able to identify, complete, fund or successfully integrate our acquisitions, which could have an adverse effect on our results of operations.

A primary component of our business strategy is to grow through acquisitions of cemeteries and, to a lesser extent, funeral homes. We cannot assure you that we will be able to identify and acquire cemeteries on terms favorable to us or at all. We may face competition from other death care companies in making acquisitions. Historically, we have funded a significant portion of our acquisitions through borrowings. Our ability to make acquisitions in the future may be limited by our inability to secure adequate financing, restrictions under our existing or future debt agreements, competition from third parties or a lack of suitable properties. As of December 31, 2014, we had approximately $69.1 million of total available borrowing capacity under our revolving credit facility. The revolving credit facility provides for both acquisition draws, which are used primarily to finance acquisitions, acquisition related costs and mausoleum construction costs, and working capital draws, which are used to finance all other corporate costs. As of December 31, 2014, we had approximately $85.9 million of working capital draws, which are limited to a borrowing formula of 85% of eligible account receivables. This limit was $128.6 million at December 31, 2014.

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

We and other death care companies that focus on traditional methods of interment face competition from the increasing number of cremations in the United States. Industry studies indicate that the percentage of cremations has steadily increased and that cremations will be performed for approximately 44% of the deaths in the United States in 2015. This percentage is expected to increase to approximately 56% in 2025. Because the products and services associated with cremations, such as niches and urns, produce lower revenues than the products and services associated with traditional interments, a continuing trend toward cremations may reduce our revenues.

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

Our ability to manage and maintain our internal reports effectively and integration of new business acquisitions depends significantly on our enterprise resource planning system and other information systems. Some of our information technology systems may experience interruptions, delays or cessations of service or produce errors in connection with ongoing systems implementation work. Cybersecurity attacks in particular are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, misappropriation of our confidential or otherwise protected information and corruption of data. The failure of our systems to operate effectively or to integrate with other systems, or a breach in security or other unauthorized access of these systems, may also result in reduced efficiency of our operations and could require significant capital investments to remediate any such failure, problem or breach, and to comply with applicable regulations, all of which could adversely affect our business, financial condition and results of operations.

Our business is subject to existing federal and state laws and regulations governing data privacy, security and cybersecurity in the United States. These regulations include privacy and security rules regarding employee-related and third party information when a data breach results in the release of personally identifiable information, as well as those rules imposed by the banking and payment card industries to protect against identity theft and fraud in connection with the collection of payments from customers. Currently, there are significant federal legislative proposals, which call for a national set of laws regarding data breaches, requiring timely notification to affected individuals. One proposal aims to serve as policy for which data may be collected from individuals and how that data may be used and how data breaches must be handled and reported. To the extent any of these developments result in the adoption of new laws or regulations or increased enforcement, it could increase our compliance costs. Incidents in which we fail to protect our customers’ information against security breaches could result in monetary damages against us and could otherwise damage our reputation, harm our businesses and adversely impact our results of operations. If we fail to protect our own information, including information about our employees, we could experience significant costs and expenses as well as damage to our reputation.

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

We are subject to legal restrictions on our marketing practices that could reduce the volume of our sales, which could have an adverse effect on our business, operations and financial condition.

The enactment or amendment of legislation or regulations relating to marketing activities may make it more difficult for us to sell our products and services. For example, the federal “do not call” legislation has adversely affected our ability to market our products and services using telephone solicitation by limiting whom we may call and increasing our costs of compliance. As a result, we rely heavily on direct mail marketing and telephone follow-up with existing contacts. Additional laws or regulations limiting our ability to market through direct mail, over the telephone, through Internet and e-mail advertising or door-to-door may make it difficult to identify potential customers, which could increase our costs of marketing. Both increases in marketing costs and restrictions on our ability to market effectively could reduce our revenues and could have an adverse effect on our business, operations and financial condition, as well as our ability to make cash distributions to you.

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

From time to time, we are party to various claims and legal proceedings, including, but not limited to, employment, cemetery or burial practices, and other litigation. We are currently a defendant in an action alleging violations of the Fair Labor Standards Act, in which plaintiff will be seeking to certify a nationwide class. Generally, plaintiffs in class action litigation may seek to recover amounts, which may be indeterminable for some period of time although potentially large. Adverse outcomes in the pending cases may result in monetary damages or injunctive relief against us, as litigation and other claims are subject to inherent uncertainties. For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies, and the likelihood of an unfavorable outcome. We base our assessments, estimates and disclosures on the information available to us at the time. Actual outcomes or losses may differ materially from assessments and estimates. Costs to defend litigation claims and legal proceedings and the cost of actual settlements, judgments or resolutions of these claims and legal proceedings may negatively affect our business and financial performance. We hold insurance policies that may reduce cash outflows with respect to an adverse outcome of certain litigation matters, but exclude certain claims, such as claims arising under the Fair Labor Standards Act. To the extent that our management will be required to participate in or otherwise devote substantial amounts of time to the defense of these matters, such activities would result in the diversion of our management resources from our business operations and the implementation of our business strategy, which may negatively impact our financial position and results of operations. Any adverse publicity resulting from allegations made in litigation claims or legal proceedings may also adversely affect our reputation, which in turn, could adversely affect our results of operations.

Risk Factors Related to an Investment in Us

Our general partner and its affiliates have conflicts of interest and limited fiduciary duties, which may permit them to favor their own interests to your detriment.

GP Holdings, as the sole member of our general partner, owns all of the Class A units of our general partner. Conflicts of interest may arise between GP Holdings and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of the unitholders. These conflicts include, among others, the following situations:

•	The board of directors of our general partner is elected by GP Holdings, except that Messrs. Miller and Shane acting collectively have the right to designate one director who will be Lawrence R. Miller so long as he serves as the Chief Executive Officer of StoneMor GP or desires to serve as a director of StoneMor GP and thereafter will be William R. Shane. Although our general partner has a fiduciary duty to manage us in good faith, the directors of our general partner also have a fiduciary duty to manage our general partner in a manner beneficial to GP Holdings, as the sole member of our general partner. By purchasing common units, unitholders will be deemed to have consented to some actions and conflicts of interest that might otherwise constitute a breach of fiduciary or other duties under applicable law.

•	Our partnership agreement limits the liability of our general partner, reduces its fiduciary duties and restricts the remedies available to unitholders for actions that might, without the limitations, constitute breaches of fiduciary duty.

•	Our general partner determines the amount and timing of asset purchases and sales, capital expenditures, borrowings, issuances of additional limited partner interests and reserves, each of which can affect the amount of cash that is distributed to unitholders.

•	Our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with any of these entities on our behalf.

•	Our general partner controls the enforcement of obligations owed to us by our general partner and its affiliates.

•	In some instances, our general partner may cause us to borrow funds or sell assets outside of the ordinary course of business in order to permit the payment of distributions, even if the purpose or effect of the borrowing is to make distributions in respect of incentive distribution rights.

Holders of our common units have limited voting rights and are not entitled to elect our general partner or its directors, which could reduce the price at which the common units will trade.

Unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders did not select our general partner or elect the board of directors of our general partner and will have no right to select our general partner or elect its board of directors in the future. We are not required to have a majority of independent directors on our board. The board of directors of our general partner, including the independent directors, is not chosen by our unitholders. GP Holdings, as the sole member of StoneMor GP, is entitled to elect all directors of StoneMor GP, except that Messrs. Miller and Shane acting collectively have the right to designate one director. As a result of these limitations, the price at which the common units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price.

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

Prior to making any distribution on the common units, we will reimburse our general partner and its affiliates for all expenses they incur on our behalf. The reimbursement of expenses could adversely affect our ability to pay cash distributions to you. Our general partner determines the amount of these expenses. In addition, our general partner and its affiliates may provide us with other services for which we will be charged fees as determined by our general partner.

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

Our business was conducted by an affiliated group of corporations during periods prior to the completion of our initial public offering and, since the initial public offering, continues to be conducted in part by corporate subsidiaries. The amount of cash distributions we receive from our corporate subsidiaries over the next several years will depend in part upon the amount of net operating losses available to those subsidiaries to reduce the amount of income subject to federal income tax they would otherwise pay. These net operating losses will begin to expire in 2017. The amount of net operating losses available to reduce the income tax liability of our corporate subsidiaries in future taxable years could be reduced as a result of audit adjustments with respect to prior taxable years. Notwithstanding any limited indemnification rights we may have, any increase in the tax liabilities of our corporate subsidiaries because of a reduction in net operating losses will reduce our cash available for distribution.

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

Cemeteries and Funeral Homes

The following table summarizes the distribution of our cemetery and funeral home properties by state as of December 31, 2014 as well as the weighted average estimated remaining sales life in years for our cemeteries based upon the number of interment spaces sold during 2014:

	Cemeteries	Funeral Homes	Total Net Acres	Weighted Average Estimated Net Sales Life in Years	Number of Interment Spaces Sold in 2014
Alabama	9	6	305	194	1,312
Arkansas	—	2	—	—	—
California	7	8	270	54	1,334
Colorado	2	—	12	502	28
Delaware	1	—	12	355	13
Florida	8	24	255	130	764
Georgia	7	—	135	161	752
Hawaii	1	—	6	201	—
Illinois	8	1	276	59	2,748
Indiana	11	5	1,013	362	1,396
Iowa	1	—	89	190	166
Kansas	3	2	84	160	291
Kentucky	2	—	59	113	255
Maryland	10	1	716	115	2,057
Michigan	13	—	818	522	1,064
Mississippi	2	1	44	199	92
Missouri	6	5	277	278	632
New Jersey	6	—	341	40	1,759
North Carolina	19	2	619	131	3,199
Ohio	14	2	953	271	2,339
Oregon	7	11	162	285	496
Pennsylvania	68	10	5,319	441	6,090
Puerto Rico	7	5	209	256	461
Rhode Island	2	—	70	700	37
South Carolina	8	2	395	231	802
Tennessee	11	5	657	272	1,480
Virginia	34	2	1,183	241	2,553
Washington	3	2	33	36	224
West Virginia	33	2	1,404	465	1,616

Total	303	98	15,716	247	33,960

We calculated estimated remaining sales life for each of our cemeteries by dividing the number of unsold interment spaces by the number of interment spaces sold at that cemetery in the most recent year. For purposes of estimating remaining sales life, we defined unsold interment spaces as unsold burial lots and unsold spaces in existing mausoleum crypts as of December 31, 2014. We defined interment spaces sold in 2014 as:

•	the number of burial lots sold, net of cancellations;

•	the number of spaces sold in existing mausoleum crypts, net of cancellations; and

•	the number of spaces sold in mausoleum crypts that we have not yet built, net of cancellations.

We count the sale of a double-depth burial lot as the sale of two interment spaces since a double-depth burial lot includes two interment rights. For the same reason we count an unsold double-depth burial lot as two unsold interment spaces. Because our sales of cremation niches were immaterial, we did not include cremation niches in the calculation of estimated remaining sales life. When calculating estimated remaining sales life, we did not take into account any future cemetery expansion. In addition, sales of an unusually high or low number of interment spaces in a particular year affect our calculation of estimated remaining sales life. Future sales may differ from previous years’ sales, and actual remaining sales life may differ from our estimates. We calculated the weighted average estimated remaining sales life by aggregating unsold interment spaces and interment spaces sold on a state-by-state or company-wide basis. Based on the number of interment spaces sold in 2014, we estimate that our cemeteries have an aggregate weighted average remaining sales life of 247 years.

The following table shows the cemetery properties that we owned or operated as of December 31, 2014, grouped by estimated remaining sales life:

	0 - 25 years	26 - 49 years	50 - 100 years	101 - 150 years	151 - 200 years	Over 200 years
Alabama	1	—	2	3	—	3
California	2	—	3	1	—	1
Colorado	—	—	—	—	—	2
Delaware	—	—	—	—	—	1
Florida	—	1	3	1	1	2
Georgia	—	2	—	1	1	3
Hawaii	—	—	—	—	—	1
Illinois	2	—	2	1	—	3
Indiana	—	1	—	—	—	10
Iowa	—	—	—	—	1	—
Kansas	—	—	1	—	1	1
Kentucky	—	—	1	—	1	—
Maryland	1	1	3	1	—	4
Michigan	—	1	—	—	3	9
Mississippi	—	1	—	—	—	1
Missouri	—	—	—	2	1	3
New Jersey	2	—	3	—	—	1
North Carolina	—	—	8	4	4	3
Ohio	—	—	2	2	—	10
Oregon	—	—	1	—	—	6
Pennsylvania	7	2	8	4	4	43
Puerto Rico	1	1	—	—	2	3
Rhode Island	—	—	—	—	—	2
South Carolina	—	1	—	1	3	3
Tennessee	—	—	1	—	1	9
Virginia	2	1	4	6	2	19
Washington	1	2	—	—	—	—
West Virginia	3	2	3	2	2	21

Total	22	16	45	29	27	164

We believe that we have either satisfactory title to or valid rights to use all of our cemetery properties. The 31 cemetery properties that we manage or operate under long-term lease, operating or management agreements have nonprofit owners. We believe that these cemeteries have either satisfactory title to or valid rights to use these cemetery properties and that we have valid rights to use these properties under the long-term agreements. Although title to the cemetery properties is subject to encumbrances such as liens for taxes, encumbrances securing payment obligations, easements, restrictions and immaterial encumbrances, we do not believe that any of these burdens should materially detract from the value of these properties or from our interest in these properties, nor should these burdens materially interfere with the use of our cemetery properties in the operation of our business as described above. Many of our cemetery properties are located in zoned regions, and we believe that cemetery use is permitted for those cemeteries either (1) as expressly permitted under applicable zoning ordinances; (2) through a special exception to applicable zoning designations; or (3) as an existing non-conforming use.

Other

Our home office is located in a 37,000 square foot leased space in Levittown, Pennsylvania, with a lease that expires in 2020. We are also tenants under various leases covering office spaces other than our corporate headquarters.

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

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common units are listed on the New York Stock Exchange (“NYSE”) under the symbol “STON”. As of March 2, 2015, there were 29,258,434 common units outstanding, representing a 98.65% limited partner interest in us. As of February 19, 2015, there were 36,241 beneficial unitholders and 63 unitholders of record. The following table sets forth the high and low sale prices of our common units for the periods indicated, based on the daily composite listing of common unit transactions for the NYSE, as applicable, and distributions declared on our common units.

	Price range		Declared
Quarter ended	High	Low	Distributions (1)
March 31, 2013	$26.99	$21.51	$0.5900
June 30, 2013	$28.00	$23.63	$0.5950
September 30, 2013	$26.99	$21.23	$0.6000
December 31, 2013	$26.51	$23.56	$0.6000
March 31, 2014	$26.69	$21.75	$0.6000
June 30, 2014	$25.30	$23.35	$0.6000
September 30, 2014	$26.35	$23.50	$0.6100
December 31, 2014	$27.14	$24.00	$0.6200

(1)	Distributions declared during each quarter were paid within 45 days of the close of the previous quarter.

On May 21, 2014, the Partnership sold to ACII 2,255,947 common units (the “Purchased Units”) at an aggregate purchase price of $55.0 million (i.e., $24.38 per Purchased Unit) pursuant to a Common Unit Purchase Agreement (the “Common Unit Purchase Agreement”), dated May 19, 2014, by and between the Partnership and ACII. Pursuant to the Common Unit Purchase Agreement, commencing with the quarter ending June 30 2014, ACII is entitled to receive distributions equal to those paid on the common units generally. Through the quarterly distribution payable for the quarter ending June 30, 2018, such distributions may be paid in cash, common units issued to ACII in lieu of cash distributions (the “Distribution Units”), or a combination of cash and Distribution Units, as determined by the Partnership in its sole discretion.

If the Partnership elects to pay distributions through the issuance of Distribution Units, the number of common units to be issued in connection with a quarterly distribution will be the quotient of (A) the amount of the quarterly distribution paid on the common units by (B) the volume-weighted average price of the common units for the thirty (30) trading days immediately preceding the date a quarterly distribution is declared with respect to the common units. Beginning with the quarterly distribution payable with respect to the quarter ending September 30, 2018, the Purchased Units will receive cash distributions on the same basis as all other common units and the Partnership will no longer have the ability to elect to pay quarterly distributions in kind through the issuance of Distribution Units. On August 14, 2014 and November 14, 2014, the Company issued 57,062 and 54,678 Distribution Units, respectively, to ACII in lieu of aggregate cash distributions of approximately $2.8 million. See Notes 13 and 17 to the consolidated financial statements included in “Part II” of this Annual Report on Form 10-K for additional information on the Purchased Units and Distribution Units.

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

We are prohibited from making any distributions to unitholders if the distributions would cause an event of default, or if an event of default exists, under our debt agreements.

General Partner Interest and Incentive Distribution Rights

As of December 31, 2014, our general partner is entitled to 1.35% of all distributions that we make prior to our liquidation. Our general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its current general partner interest. The general partner’s interest in these distributions will be reduced if we issue additional units in the future and our general partner does not contribute a proportionate amount of capital to us at the time to maintain its 1.35% general partner interest.

Our general partner also currently holds incentive distribution rights that entitle it to receive increasing percentages, up to a maximum of 49.35%, of the cash we distribute from operating surplus in excess of $0.5125 per unit. The maximum distribution of 49.35% includes distributions paid to the general partner on its 1.35% general partner interest, and assumes that the general partner maintains its general partner interest at 1.35%, but does not include any distributions that the general partner may receive on units that it owns.

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

Distributions of Available Cash from Operating Surplus

The following table illustrates the priority of distributions of available cash from operating surplus between the unitholders and our general partner. The amounts set forth in the table in the column titled “Marginal Percentage Interest in Distributions” are the percentage interests of our general partner and the unitholders in any available cash from operating surplus we distribute up to and including the corresponding amount in the column titled “Total Quarterly Distribution Target Amount per Common Unit,” until the available cash from operating surplus that we distribute reaches the next target distribution level, if any. The percentage interests shown for our general partner include its 1.35% general partner interest and assume the general partner has contributed any additional capital required to maintain its current general partner interest and has not transferred the incentive distribution rights.

	Total Quarterly Distribution Target Amount per Common Unit	Marginal Percentage Interest in Distributions
		Common Unitholders	General Partner
First Target Distribution	Up to $0.5125	98.65%	1.35%
Second Target Distribution	Above $0.5125 up to $0.5875	85.65%	14.35%
Third Target Distribution	Above $0.5875 up to $0.7125	75.65%	24.35%
Thereafter	Above $0.7125	50.65%	49.35%

Distributions of Available Cash from Capital Surplus

We do not currently expect to make any distributions of available cash from capital surplus. However, based on our general partner’s current 1.35% ownership level, to the extent that we make any distributions of available cash from capital surplus, they will be made in the following manner:

•	first, 98.65% to all common unitholders, pro rata, and 1.35% to our general partner, until we have distributed for each common unit an amount of available cash from capital surplus equal to the initial public offering price;

•	thereafter, we will make all distributions of available cash from capital surplus as if they were from operating surplus.

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

If we distribute capital surplus on a unit in an amount equal to the initial unit price and have paid all arrearages on the common units, the target distribution levels will be reduced to zero. Once the target distribution levels are reduced to zero, all subsequent distributions will be from operating surplus, with 50.65% being paid to the holders of units and 49.35% to our general partner.

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

The following tables present selected consolidated financial and operating data of the Company for the periods and as of the dates indicated derived from our audited consolidated financial statements. The following tables should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited historical consolidated financial statements and accompanying notes thereto set forth in this Annual Report on Form 10-K. Further, data for the 2013, 2011 and 2010 years has been recast to retrospectively reflect adjustments made to our initial assessment of the net values of assets and liabilities acquired in acquisitions.

Table 1: Operating and Net Income (Loss) Data

	Year ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except for per unit data)
Cemetery revenues:
Merchandise	$132,355	$110,673	$114,025	$108,088	$94,898
Services	51,827	44,054	46,094	46,995	40,951
Investment and other	55,217	46,959	46,808	42,901	35,897
Funeral home revenues:
Merchandise	21,060	18,922	15,551	12,810	10,435
Services	27,626	26,033	20,128	17,594	15,111

Total revenues	288,085	246,641	242,606	228,388	197,292

Cost of goods sold (exclusive of depreciation shown separately below):
Perpetual care	6,867	5,656	5,715	5,727	5,094
Merchandise	26,785	22,203	22,386	20,388	18,435
Cemetery expense	64,672	57,566	55,410	57,145	48,784
Selling expense	55,277	47,832	46,878	45,291	38,245
General and administrative expense	35,110	31,873	28,928	29,544	24,591
Corporate overhead (including unit-based compensation of $1,068 in 2014, $1,370 in 2013, $916 in 2012, $773 in 2011, and $711 in 2010)	32,454	28,875	28,169	23,766	24,379
Depreciation and amortization	11,081	9,548	9,431	8,534	8,845
Funeral home expense
Merchandise	6,659	5,569	5,200	4,473	4,001
Services	20,470	19,190	14,574	11,717	9,752
Other	12,581	10,895	8,951	7,364	6,184
Acquisition related costs, net of recoveries	2,269	1,051	3,123	4,604	5,715

Total costs and expenses	274,225	240,258	228,765	218,553	194,025

Operating profit	13,860	6,383	13,841	9,835	3,267
Gain on acquisitions	412	2,530	122	—	7,152
Gain on termination of operating agreement	—	—	1,737	—	—
Gain on settlement agreement, net	888	12,261	—	—	—
Gain on sale of other assets	—	155	—	—	—
Gain on sale of funeral home	244	—	—	92	—
Loss on early extinguishment of debt	214	21,595	—	4,010	—
Loss on impairment of long-lived assets	440	—	—	—	—
Increase in fair value of interest rate swap (1)	—	—	—	—	4,724
Expenses related to refinancing (2)	—	—	—	453	—
Interest expense	21,610	21,070	20,503	19,198	21,973

Net loss before income taxes	(6,860)	(21,336)	(4,803)	(13,734)	(6,830)
Income tax expense (benefit)	3,913	(2,304)	(1,790)	(4,019)	(5,383)

Net loss	$(10,773)	$(19,032)	$(3,013)	$(9,715)	$(1,447)

Net loss per limited partner unit (basic and diluted)	$(0.40)	$(0.89)	$(0.15)	$(0.50)	$(0.10)

(1)	Interest rate swaps were terminated on October 20, 2010.
(2)	Represents write-downs in previously capitalized debt issuance costs.

Table 2: Balance Sheet Data

	Year ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Cemetery property	$339,848	$316,469	$309,980	$298,938	$283,460
Total assets (1)	1,699,464	1,474,343	1,343,725	1,248,758	1,145,592
Deferred cemetery revenues, net (2)	643,408	579,993	497,861	441,678	386,465
Total debt	287,629	291,932	254,949	195,322	220,394
Total partners’ capital	$208,762	$107,520	$135,182	$180,279	$128,191

(1)	Includes the fair value of assets held in the merchandise and perpetual care trusts. Refer to Note 1 of our consolidated financial statements for a detailed discussion of the consolidation rules for these assets.
(2)	Represents revenues to be recognized from the sale of merchandise and services. Refer to Note 1 of our consolidated financial statements for a detailed discussion on the revenue recognition rules.

Table 3: Cash Flow and Other Financial Data

	Year ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per unit data)
Net cash provided by (used in):
Operating activities	$19,448	$35,077	$31,896	$5,466	$3,106
Investing activities	(123,658)	(26,697)	(39,948)	(29,186)	(49,551)
Financing activities	102,436	(4,151)	3,940	28,243	40,501

Change in assets and liabilities that provided (used) cash:
Merchandise trust	(28,828)	(36,919)	(11,806)	(23,889)	(13,517)
Merchandise liability	(4,361)	(3,861)	(7,260)	(5,669)	(2,401)

Capital expenditures:
Maintenance capital expenditures	8,398	6,986	4,874	6,040	7,878
Expansion capital expenditures, including acquisitions	115,557	19,866	35,074	23,268	41,327

Distributions declared per common unit	$2.430	$2.385	$2.350	$2.340	$2.250

Table 4: Operating Data

	Year ended December 31,
	2014	2013	2012	2011	2010
Interments performed	50,566	45,470	45,128	45,236	41,556
Cemetery revenues per interment performed	$4,734	$4,436	$4,585	$4,377	$4,133

Interment rights sold (1)
Lots	31,774	27,339	26,638	26,403	24,353
Mausoleum crypts (including pre-construction)	2,186	2,108	2,206	2,518	2,584
Niches	1,466	1,096	985	1,126	1,071

Net interment rights sold (1)	35,426	30,543	29,829	30,047	28,008

Number of contracts written	111,519	102,047	98,297	101,281	92,661
Aggregate contract amount, in thousands (excluding interest)	$299,026	$268,621	$251,999	$244,921	$221,895
Average amount per contract (excluding interest)	$2,681	$2,632	$2,564	$2,418	$2,395
Number of pre-need contracts written	54,169	51,737	48,131	49,747	45,193
Aggregate pre-need contract amount, in thousands (excluding interest)	$196,487	$180,326	$163,627	$157,410	$143,022
Average amount per pre-need contract (excluding interest)	$3,627	$3,485	$3,400	$3,164	$3,165
Number of at-need contracts written	57,350	50,310	50,166	51,534	47,468
Aggregate at-need contract amount, in thousands (excluding interest)	$102,539	$88,295	$88,372	$87,511	$78,873
Average amount per at-need contract (excluding interest)	$1,788	$1,755	$1,762	$1,698	$1,662

(1)	Net of cancellations. Sales of double-depth burial lots are counted as two sales.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and notes thereto included in “Part II Item 8” of this Annual Report on Form 10-K. Those notes also give more detailed information regarding the basis of presentation for the following information.

Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K, including, but not limited to, information regarding the status and progress of our operating activities, the plans and objectives of our management, assumptions regarding our future performance and plans, and any financial guidance provided or guidance related to our future distributions, as well as certain information in our other filings with the SEC and elsewhere are forward-looking statements.

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

Overview

Cemetery Operations

We are currently the second largest owner and operator of cemeteries in the United States. As of December 31, 2014, we operated 303 cemeteries in 27 states and Puerto Rico. We own 272 of these cemeteries and we manage or operate the remaining 31 under lease, operating or management agreements with the nonprofit cemetery companies that own the cemeteries. As a result of the agreements, other control arrangements and applicable accounting rules, we have treated 16 of these cemeteries as acquisitions for accounting purposes.

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

We sell cemetery products and services both at the time of death, which we refer to as at-need and prior to the time of death, which we refer to as pre-need. During the year ended December 31, 2014, we performed 50,566 burials and sold 35,426 interment rights (net of cancellations) compared to 45,470 and 30,543 in 2013, and 45,128, and 29,829 in 2012, respectively. Cemetery revenues accounted for approximately 83.1%, 81.8% and 85.3% during the years ended December 31, 2014, 2013 and 2012, respectively.

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

Contracts related to pre-need installment sales are usually for a period not to exceed 60 months, with payments of principal and interest required. Pre-need sales contracts normally contain provisions for both principal and interest. For those contracts that do not bear a market rate of interest, we impute such interest based upon the prime rate plus 150 basis points, which resulted in a rate of 4.75% during 2014, 2013 and 2012.

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

Funeral Home Operations

As of December 31, 2014, we owned and operated 98 funeral homes. These properties are located in nineteen states and Puerto Rico. Forty-five of our funeral homes are located on the grounds of cemeteries that we own.

We derive revenues at our funeral homes from the sale of funeral home merchandise, including caskets and related funeral merchandise, and services, including removal and preparation of remains, the use of our facilities for visitation, worship and performance of funeral services and transportation services. We sell these services and merchandise generally at the time of need utilizing salaried licensed funeral directors. Funeral home revenues accounted for approximately 16.9%, 18.2% and 14.7% during the years ended December 31, 2014, 2013 and 2012, respectively.

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

Revenues by State

The following table shows the percentage of revenues attributable to each of the states in which we operate for the periods presented:

	Year ended December 31,
	2014	2013	2012
Alabama	3.5%	3.8%	3.8%
California	8.2%	8.8%	8.0%
Florida	4.9%	4.3%	1.0%
Georgia	1.2%	1.6%	1.3%
Illinois	3.2%	2.7%	2.6%
Indiana	6.1%	6.7%	6.9%
Kansas	1.2%	1.3%	1.3%
Maryland	5.8%	5.7%	5.8%
Michigan	5.0%	6.2%	6.1%
Missouri	1.4%	1.6%	1.5%
New Jersey	5.2%	6.3%	7.1%
North Carolina	5.0%	4.8%	5.8%
Ohio	7.2%	8.1%	9.3%
Oregon	2.7%	2.9%	2.7%
Pennsylvania	16.9%	12.7%	13.2%
Puerto Rico	2.5%	3.1%	3.3%
South Carolina	1.7%	1.8%	1.9%
Tennessee	3.7%	3.6%	3.7%
Virginia	7.4%	6.7%	6.8%
West Virginia	5.1%	5.1%	5.6%
All others	2.1%	2.2%	2.3%

Total	100.0%	100.0%	100.0%

Principal Products and Services

The following table shows the percentage of revenues attributable to our principal products, services and other items during the periods presented:

	Year ended December 31,
	2014	2013	2012
Pre-need sales:
Burial lots	9.8%	8.8%	9.9%
Mausoleum crypts	4.0%	4.7%	5.1%
Markers	4.6%	4.6%	4.8%
Grave marker bases	1.0%	1.0%	1.1%
Burial vaults	4.0%	4.2%	5.1%
Lawn crypts	1.6%	1.3%	1.5%
Caskets	1.2%	1.2%	0.8%
Initial openings and closings (1)	4.8%	5.5%	6.2%
Other (2)	5.5%	5.7%	5.5%

Total pre-need sales	36.5%	37.0%	40.0%

Interest from pre-need sales	2.6%	2.8%	2.8%

Investment income from trusts:
Perpetual care trusts	4.6%	5.4%	6.1%
Merchandise trusts	4.5%	4.5%	3.8%

Total investment income from trusts	9.1%	9.9%	9.9%

At-need sales:
Openings and closings (3)	11.7%	10.9%	11.1%
Markers	8.4%	8.2%	7.8%
Burial lots	3.3%	3.2%	3.4%
Mausoleum crypts	1.2%	1.0%	1.3%
Grave marker bases	1.6%	1.6%	1.6%
Foundations and inscriptions (4)	0.9%	0.8%	0.8%
Burial vaults	1.5%	1.6%	1.5%
Other (5)	3.4%	3.3%	3.3%

Total at-need sales	32.0%	30.6%	30.8%

Funeral home revenues	16.9%	18.2%	14.7%
Other revenues (6)	2.9%	1.5%	1.8%

Total revenues	100.0%	100.0%	100.0%

(1)	Installation of the burial vault into the ground.
(2)	Includes revenues from niches, mausoleum lights, cremations, pet cemeteries, installation of burial vaults and markers sold to our customers by third parties and pre-need sales made in connection with the relocation of other cemetery interment rights. Also includes document processing fees on pre-need contracts and fees from sales of travel care protection, which covers shipping costs of a body if death occurs more than 100 miles from the place of residence.
(3)	Installation of the burial vault into the ground and the placement of the casket into the vault.
(4)	Installation of the marker on the ground and its inscription.
(5)	Includes revenues from lawn crypts, decorative lights installed on mausoleum crypts, installations of burial vaults, markers sold to our customers by third parties, cremation fees and document-processing fees on at-need contracts.
(6)	Includes sales of manufactured burial vaults to third parties, sales of cemetery and undeveloped land, commissions from sales of pre-need funeral and death benefit insurance policies provided through a third-party insurer and other miscellaneous revenues.

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

The following example assumes a pre-need contract with a total sales price of $1,000, a 10% down payment, a 40% perpetual care and merchandise trusting requirement, a 15% sales commission and a one-year term without interest, our short-term cash flow would be as follows:

•	When we receive the $100 down payment from the customer, we would deposit 40% of the payment, or $40, in trust and pay 100% of the commission due to the salesperson, or $150, but only to the extent that we received cash from the customer, or $100. Our total cash obligations would be $140 even though we only received $100 from the customer. We would use $40 of our operating cash to pay the sales commission and, at this time, would be cash flow negative on the contract.

•	In month one, when we receive the first $75 installment from the customer, we would deposit 40%, or $30, into trust and pay 100% of the balance of the commission due to the sales person, or $50. Our total cash obligations would be $80 even though we only received $75 from the customer. We would use $5 of our operating cash to pay sales commission and would still be cash flow negative on the contract.

•	In month two, when we receive the next $75 installment from the customer, we would deposit 40%, or $30, into trust, but we would have no further commission due on the sale. The remaining $45 received from the customer would go back into our operating cash, and we would break even on the contract on a cash-flow basis.

•	In month three, when we receive the next $75 installment from the customer, we would deposit 40%, or $30, into trust and the remaining $45 would go back into our operating cash. In this month, we would become cash flow positive on the contract.

We can accelerate our operating cash flow by purchasing and delivering many of our products in advance of the time of customer need, either by installing them in the customer’s burial space (in the case of burial vaults) or storing them for the customer, and by performing certain services prior to the time of need. For example, within the allowances of state law, we purchase burial vaults, grave markers and caskets, and perform initial openings and closings to install the burial vault in the ground before the time of need. When we satisfy the criteria for delivery of pre-need products or perform pre-need services, we are permitted to withdraw the related principal and any income and capital gains that we have not already withdrawn from the merchandise trust, and we recognize the amounts withdrawn, including amounts previously withdrawn, as revenues. Advance purchasing helps us to avoid the negative cash flow impact of depositing significant portions of our sales proceeds in trusts while earning rates on those trusts that are currently less than interest rates we pay on our debt. To the extent that we can purchase and deliver products and perform services in advance of the time of need, we can accelerate, within the limitations of GAAP, the timing of our revenue recognition for these products and services. As a result, decisions made by our management to purchase and deliver products or perform services in advance, for cash flow or other reasons, affect the timing of revenue recognition from the underlying sales.

We are somewhat limited, however, in our ability to purchase some products in advance of the time of need because of their availability. Given our large volume of pre-need sales, it is unlikely that our suppliers could provide, or we could manufacture, all of the products included in our pre-need backlog at any given time. For example, we generally need more vaults per year to fulfill our pre-need contract obligations than we currently manufacture at our plants. We must purchase any excess from third party suppliers who must also meet the demands of other cemetery operators.

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

Trusting

We are required to deposit a portion of amounts received on sales of certain cemetery merchandise and services into a perpetual care and/or merchandise trusts. These amounts are invested by third-party investment managers who are selected by the Trust Committee of the board of directors of our general partner. These investment managers are required to invest our trust funds in accordance with applicable state law and internal investment guidelines adopted by the Trust Committee. Our investment managers are monitored by third-party investment advisors selected by the Trust Committee who advise the committee on the determination of asset allocations, evaluate the investment managers and provide detailed monthly reports on the performance of each merchandise and perpetual care trust.

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

We consolidate the assets of the trust in accordance with the provisions of ASC 810, as the trust is considered to be a variable interest entity for which we are the primary beneficiary. Trust assets are reflected at fair market value on the asset portion of our consolidated balance sheet as an asset entitled “perpetual care trusts, restricted, at fair value,” and an equal amount is reflected as a liability as “perpetual care trust corpus.”

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

The trust footnotes (Notes 5 and 6 of our consolidated financial statements included in “Part II, Item 8”) disclose the adjusted cost basis of the assets in the trusts and contain a more detailed discussion of other-than- temporarily impaired assets.

Current Market Conditions and Economic Developments

We are subject to fluctuations in the fair value of equity and fixed-maturity debt securities in our trusts. These values can be negatively impacted by contractions in the credit market and overall downturns in economic activity.

In general, the financial markets have trended upward over the past few years. As of December 31, 2014, the market value of the assets in our merchandise trusts exceeded their amortized cost by 0.5%, compared to December 31, 2013 when the market value of the assets exceeded their amortized cost by 2.6%. As of December 31, 2014, the market value of the assets in our perpetual care trusts exceeded their amortized cost by 9.7%, compared to December 31, 2013 when the market value of the assets exceeded their amortized cost by 10.5%.

On February 27, 2014 and June 12, 2014, we raised capital via follow-on public offerings of our common units. The proceeds from the offerings were used to pay down borrowings outstanding under our credit facility and to pay the purchase price related to the transaction with Service Corporation International, which closed in the second quarter of 2014. In addition, in May of 2014, we sold common units to ACII, at an aggregate purchase price of $55.0 million; the proceeds were used primarily to fund the up-front rent consideration for the transaction with the Archdiocese of Philadelphia that closed during the second quarter of 2014. As of December 31, 2014, the majority of our long-term debt consisted of $175.0 million in Senior Notes due 2021, the offering of which took place in May of 2013, and $110.9 million of borrowings under our credit facility, which expires in 2019. As of December 31, 2014, we had $69.1 million of total availability under our revolving credit facility. The revolving credit facility provides for both acquisition draws, which are used primarily to finance acquisitions, acquisition related costs and mausoleum construction costs, and working capital draws, which are used to finance all other corporate costs. As of December 31, 2014, we had approximately $85.9 million of working capital draws, which are limited to a borrowing formula of 85% of eligible account receivables. This limit was $128.6 million at December 31, 2014.

The average dollar value of contracts written has not deteriorated and the values for the year ended December 31, 2014 exceed the values from 2013.

We will continue to monitor evolving economic conditions, including changes in inflation rates and plan accordingly.

Change in Market Value of Trust Assets

We have a substantial portfolio of invested assets in both our merchandise and perpetual care trusts. Both trusts have a mix of cash and cash equivalents, fixed maturity debt securities and equity securities. Declines in the fair value of equity securities, and to a lesser degree, fixed maturity debt securities held in our trusts, can be a critical issue for us. The financial markets have generally trended upward over the past few years and ended 2014 near record highs. During 2014 and 2013, we determined that a few select assets in our merchandise trust had been impaired and we took an impairment charge of approximately $0.4 million and $1.0 million, respectively.

We also determined an impairment in our perpetual care trust assets in 2014, resulting in an impairment charge of approximately $0.6 million. These impairment charges are deferred until such time that we deliver the merchandise or perform the services for which the trust assets are set aside. The impairment charges reduced the cost basis of the assets to their fair value. As of December 31, 2014, the aggregate post write-down fair value of the assets in our merchandise trust exceeded its amortized cost by 0.5% and the aggregate post write-down fair value of the assets in our perpetual care trust exceeded its amortized cost by 9.7%.

Funds in our trusts are managed by third-party investment managers who are in turn monitored by a third-party investment advisor selected by our Trust Committee. The third-party investment advisor provides the committee with frequent updates on the performance of our investments. We will continue to monitor this performance closely. See “Item 7A. Quantitative and Qualitative Disclosure About Market Risk” for more information.

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

Our primary risks related to the assets in the perpetual care trust relate to the interest and dividends paid and released to us and used to defray cemetery maintenance costs. Any material reduction in this income stream could have a material effect on our financial condition, results of operations and liquidity. Interest income earned on the perpetual care trust assets was approximately $15.0 million, $15.7 million and $16.7 million during the years ended December 31, 2014, 2013 and 2012, respectively.

Merchandise Trust

Pursuant to state law, a portion of the proceeds from the sale of pre-need cemetery and funeral home merchandise and services must be deposited into a merchandise trust.

Unlike the perpetual care trust, the principal in the merchandise trust will ultimately revert to us. This will occur once we have met the various requirements for its release, which is generally the delivery of merchandise or performance of underlying services. Accordingly, changes in the fair value of trust assets, both temporary and other-than-temporary, may ultimately impact our periodic earnings and financial position or liquidity at any point in time.

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

We have two primary debt covenants that are dependent upon our financial results, the Consolidated Leverage Ratio and the Consolidated Debt Service Coverage Ratio. The Consolidated Leverage Ratio relates to the ratio of Consolidated Funded Indebtedness to Consolidated EBITDA. Our Consolidated Leverage Ratio was 3.02 at December 31, 2014 compared to a maximum allowed ratio of 4.00. The Consolidated Debt Service Coverage Ratio relates to the ratio of Consolidated EBITDA to Consolidated Debt Service. Our Consolidated Debt Service Coverage Ratio was 4.63 at December 31, 2014 compared to a minimum allowed ratio of 2.50.

Net Income (Loss), Operating Cash Flows and Partner Distributions

The table below details net income (loss), operating cash flows and partner distributions made in 2014, 2013 and 2012, respectively:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Net income (loss)	$(10,773)	$(19,032)	$(3,013)
Operating cash flows	19,448	35,077	31,896
Partner distributions	$62,836	$52,053	$47,454

Cash flows from operations for the years ended December 31, 2014, 2013 and 2012 were $19.4 million, $35.1 million and $31.9 million, respectively, which exceeded our net losses of $10.8 million, $19.0 million and $3.0 million, respectively, during the same periods. The differences between our operating cash flows and net losses are in large part attributable to the fact that various cash inflows for payments of amounts due under pre-need sales contracts were not and are not as of yet recognized as revenues as we had not and have not met the delivery criteria for revenue recognition. Although there is no assurance, we expect that the trend of operating cash flows exceeding our net income or net loss will continue into the foreseeable future.

Consolidation

Our historical operations are part of a consolidated group for financial reporting purposes that include the cemeteries we operate under long-term lease, operating or management agreements. We currently operate 31 cemeteries, 16 of which have been fully consolidated, under these long-term lease, operating or management agreements. Intercompany balances and transactions have been eliminated in consolidation.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our historical consolidated financial statements. We prepared these financial statements in conformity with GAAP. The preparation of these consolidated financial statements required us to make estimates, judgments and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods (see Note 1 to the consolidated financial statements included in this Annual Report on Form 10-K). We based our estimates, judgments and assumptions on historical experience and known facts and other assumptions that we believed to be reasonable under the circumstances. In future periods, we expect to make similar estimates, judgments and assumptions on the same basis as we have historically. Our actual results in future periods may differ from these estimates under different assumptions and conditions. We believe that the following accounting policies or estimates had or will have the greatest potential impact on our consolidated financial statements for the periods discussed and for future periods.

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

The allowance for cancellations is established based upon our estimate of expected cancellations and historical experiences and is currently approximately 10% of total contract values. Future cancellation rates may differ from this current estimate. We will continue to evaluate cancellation rates and will make changes to the estimate should the need arise. Actual cancellations did not vary significantly from the estimates of expected cancellations at December 31, 2014 or 2013.

Merchandise Trust Assets

Assets held in our merchandise trusts are carried at fair value. Any change in unrealized gains and losses is reflected in the carrying value of the assets and is recognized as deferred revenue. Any and all investment income streams, including interest, dividends or gains and losses from the sale of trust assets, are offset against deferred revenue until such time that we deliver the underlying merchandise. Investment income generated from our merchandise trust is included in Cemetery revenues—investment and other.

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

We evaluate whether or not the assets in our perpetual care trusts have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions, concerns related to the specific issuer and our ability and intent to hold the security until it recovers its value. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its market value. Any reduction in the cost basis of the assets held in our perpetual care trusts due to an other-than-temporary impairment is offset against perpetual care trust corpus. There is no impact on earnings. Refer to Note 6 of our consolidated financial statements included in this Annual Report on Form 10-K for a more detailed discussion of other-than-temporarily impaired assets.

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

We further evaluate whether or not all assets in the trusts have other-than-temporary impairments based upon a number of criteria including the severity of the impairment, length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer.

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

As of December 31, 2014, our taxable corporate subsidiaries had federal net operating loss carryforwards of approximately $223.1 million, which will begin to expire in 2017 and $272.0 million in state net operating loss carryforwards, a portion of which expires annually. Our ability to use such federal net operating loss carryforwards may be limited by changes in the ownership of our units deemed to result in an “ownership change” under the applicable provisions of the Internal Revenue Code of 1986, as amended.

Recent Accounting Pronouncements

In the second quarter of 2014, the Financial Accounting Standards Board issued Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which supersedes the revenue recognition requirements in “Topic 605—Revenue Recognition” and most industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We are currently in the process of evaluating the potential impact of this update on our financial position, results of operations, and cash flows.

In the first quarter of 2015, the Financial Accounting Standards Board issued Update No. 2015-02, “Consolidation (Topic 810)” (“ASU 2015-02”), which amends previous consolidation analysis guidance. ASU 2015-02 requires companies to consider revised consolidation criteria regarding limited partnerships and similar legal entities. The amendments are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early application is permitted. We are currently in the process of evaluating the impact of this update, which is not expected to have a significant impact on our financial position, results of operations, or cash flows.

Segment Reporting and Related Information

The Company is organized into five distinct reportable segments, which are classified as Cemetery Operations—Southeast, Cemetery Operations—Northeast, Cemetery Operations—West, Funeral Homes, and Corporate.

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

The method of accounting we utilize to analyze our overall results of operations, including segment results, provides for a production based view of our business. Under the production based view, we recognize revenues at their contract value at the point in time in which the contract is written, less a historic cancellation reserve. All related costs are expensed in the period the contract is recognized as revenue. In contrast, GAAP requires that we defer all revenues, and the direct costs associated with these revenues, until we meet certain delivery and performance requirements. The nature of our business is such that there is no meaningful relationship between the time that elapses from the date a contract is executed and the date the underlying merchandise is delivered or the service, delivery and performance requirements are met. Further, certain factors affecting this time period, such as weather and supplier issues, are out of our control. As a result, during a period of growth, operating profits as defined by GAAP will tend to lag behind operating profits on a production based view because of the required deferral of revenues. Our performance based view ignores these delays and presents results based upon the underlying value of contracts written. We believe this is the most reliable indicator of our performance for a given period as the value of contracts written less a historical cancellation reserve reflects the economic value added during a given period of time. Accordingly, the ensuing segment discussion is on a basis of accounting that differs from GAAP. See Note 1 to the consolidated financial statements included in this Annual Report on Form 10-K for a more detailed discussion of our accounting policies under GAAP.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Cemetery Segments

Cemetery Operations—Southeast

Since June 30, 2013, we have acquired eleven properties in our Cemetery Operations—Southeast segment. The first acquisition occurred during the third quarter of 2013, the second occurred during the first quarter of 2014 and the remaining nine occurred during the second quarter of 2014. The results of operations for these acquired properties have either less or no impact on the results for the year ended December 31, 2013, but are included in the results for the year ended December 31, 2014. The acquisitions contributed approximately $9.9 million of the revenues and $6.3 million of the costs and expenses of the segment for the year ended December 31, 2014, compared to $1.2 million and $0.7 million, respectively, for the year ended December 31, 2013.

The table below compares the results of operations for our Cemetery Operations—Southeast for the year ended December 31, 2014 to the year ended December 31, 2013:

	Year ended December 31,
	2014	2013	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Total revenues	$138,769	$134,046	$4,723	3.5%
Total costs and expenses	101,460	95,726	5,734	6.0%

Operating profit	$37,309	$38,320	$(1,011)	-2.6%

Revenues

The increase in revenues was attributable to the new properties and was related to an overall increase in the value of contracts written, with an increase of $2.8 million in the value of at-need contracts and $1.5 million in the value of pre-need contracts written. We also had increases of $0.2 million in income from our trusts and an increase of $0.2 million in interest on accounts receivable and other income. Our investment results can vary from period to period based on a number of factors including realized income and the timing of the recognition of gains within the trusts.

Total costs and expenses

The net increase in costs and expenses was mostly attributable to the new properties and primarily related to:

•	A $1.2 million increase in cost of goods sold attributable to the increase in the value of contracts written and product mix.

•	A $1.8 million increase in cemetery expenses primarily due to increases of $0.5 million in labor costs, $0.8 million in repair and maintenance costs, $0.3 million in fuel and utility costs and $0.2 million in real estate taxes.

•	A $1.2 million increase in selling expenses primarily attributable to an increase of $1.1 million in advertising and telemarketing costs.

•	A $0.9 million increase in general and administrative expenses primarily due to an increase of $0.9 million in personnel costs.

•	A $0.6 million increase in depreciation.

Cemetery Operations—Northeast

During the second quarter of 2014, we acquired three properties and separately obtained the rights from the Archdiocese of Philadelphia to operate thirteen properties in our Cemetery Operations—Northeast segment. The results of operations for these properties have no impact on the results for the year ended December 31, 2013, but are included in the results for the year ended December 31, 2014. The additions have contributed approximately $18.2 million of the revenues and $13.2 million of the costs and expenses of the segment.

The table below compares the results of operations for our Cemetery Operations—Northeast for the year ended December 31, 2014 to the year ended December 31, 2013:

	Year ended December 31,
	2014	2013	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Total revenues	$82,216	$63,110	$19,106	30.3%
Total costs and expenses	54,354	43,283	11,071	25.6%

Operating profit	$27,862	$19,827	$8,035	40.5%

Revenues

The increase in revenues was mostly attributable to the new properties and was caused by an increase in other income of $4.7 million primarily related to one land sale during the first quarter of 2014 and an overall increase in the value of contracts written, with increases of $6.0 million in the value of pre-need contracts written and $8.5 million in the value of at-need contracts written. These increases were partially offset by a decrease of $0.1 million in income from our trusts. Our investment results can vary from period to period based on a number of factors including realized income and the timing of the recognition of gains within the trusts.

Total costs and expenses

The net increase in costs and expenses was mostly attributable to the new properties and primarily related to:

•	A $0.9 million increase in cost of goods sold primarily attributable to the corresponding increase in the value of contracts written and product mix.

•	A $5.9 million increase in cemetery expenses primarily attributable to increases of $4.7 million in labor costs, $0.7 million in repairs and maintenance expense, $0.4 million in utility and fuel costs and $0.1 million in real estate taxes.

•	A $2.2 million increase in selling expenses primarily due to increases of $1.9 million in commissions and personnel costs and $0.3 million in advertising and marketing costs.

•	A $1.2 million increase in general and administrative expenses primarily due to increases of $0.7 million in personnel costs and $0.1 million in professional fees, with the remainder due to various general office costs.

•	A $0.9 million increase in depreciation expense inclusive of $0.6 million of amortization of the intangible assets relating to the lease and management agreements with the Archdiocese of Philadelphia.

Cemetery Operations—West

The table below compares the results of operations for our Cemetery Operations—West for the year ended December 31, 2014 to the year ended December 31, 2013:

	Year ended December 31,
	2014	2013	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Total revenues	$80,255	$78,636	$1,619	2.1%
Total costs and expenses	53,351	48,958	4,393	9.0%

Operating profit	$26,904	$29,678	$(2,774)	-9.3%

Revenues

The increase in revenues was related to an overall increase in the value of contracts written, with an increase of $3.3 million in the value of pre-need contracts written and increase of $1.5 million in the value of at-need contracts written. Partially offsetting these increases were decreases of $2.7 million in income from our trusts and $0.5 million in interest and other income. Our investment results can vary from period to period based on a number of factors including realized income and the timing of the recognition of gains within the trusts.

Total costs and expenses

The net increase in costs and expenses was primarily related to:

•	A $2.4 million increase in cost of goods sold primarily attributable to product mix and the corresponding increase in the value of contracts written.

•	A $0.6 million decrease in cemetery expenses primarily due to decreases of $0.6 million in real estate tax expense and $0.1 million in personnel costs, partially offset by an increase of $0.2 million in repair and maintenance expenses.

•	A $1.4 million increase in selling expenses primarily attributable to increases of $0.9 million in commissions and personnel expenses, $0.3 million in advertising and telemarketing costs and $0.1 million in travel costs.

•	A $1.2 million increase in general and administrative expenses primarily due to an increase in legal costs, principally related to a legal settlement.

Funeral Homes Segment

In the first quarter of 2013, we acquired six funeral homes. In the second quarter of 2014, we acquired nine funeral homes and in the fourth quarter of 2014, we acquired two funeral homes. Therefore, the results of operations for these properties have either less or no impact on the results for the year ended December 31, 2013, but are included in the results for the year ended December 31, 2014. These additions are primarily responsible for the increases to revenues and costs and expenses for the Funeral Homes segment, contributing approximately $11.0 million of the revenues and $7.5 million of the costs and expenses of the segment for the year ended December 31, 2014, compared to $5.2 million and $3.4 million, respectively, for the year ended December 31, 2013.

The table below compares the results of operations for our Funeral Homes segment for the year ended December 31, 2014 to the year ended December 31, 2013:

	Year ended December 31,
	2014	2013	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Total revenues	$55,751	$50,808	$4,943	9.7%
Total costs and expenses	43,896	39,355	4,541	11.5%

Operating profit	$11,855	$11,453	$402	3.5%

Revenues

The increase in revenues was primarily attributable to a $2.8 million increase in pre-need revenues and a $2.5 million increase in at-need revenues, partially offset by a $0.4 million decrease in other revenues.

Total costs and expenses

The increase in costs and expenses was primarily attributable to increases of $1.3 million in personnel expenses, $1.4 million in merchandise costs, $0.4 million in other funeral service related expenses, $1.2 million in facility costs, and $0.2 million in depreciation and amortization expense.

Corporate Segment

The table below compares expenses incurred by the Corporate segment for the year ended December 31, 2014 to the year ended December 31, 2013:

	Year ended December 31,
	2014	2013	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Selling, cemetery and general and administrative expenses	$1,538	$972	$566	58.2%
Depreciation and amortization	977	1,176	(199)	-16.9%
Acquisition related costs, net of recoveries	2,269	1,051	1,218	115.9%

Corporate expenses:
Corporate personnel expenses	13,960	14,478	(518)	-3.6%
Other corporate expenses	18,494	14,397	4,097	28.5%

Total corporate overhead	32,454	28,875	3,579	12.4%

Total corporate expenses	$37,238	$32,074	$5,164	16.1%

The increase in corporate expenses was primarily attributable to increases of $0.6 million in selling expenses due to increased advertising costs, $1.2 million in acquisition related costs, $0.5 million in information technology costs, $0.2 million in travel costs, $3.0 million in professional fees reported within corporate overhead and a net $0.2 million in other general corporate costs and depreciation. These increases were partially offset by a decrease of $0.5 million in personnel costs.

Due to a legal settlement during the year ended December 31, 2013, acquisition related costs were reduced by $1.3 million. This legal settlement also resulted in recoveries of legal costs of $1.7 million, driving down professional fees expense for the prior period. Acquisition related costs will vary from period to period depending on the amount of acquisition activity that takes place.

Reconciliation of Segment Results of Operations to Consolidated Results of Operations

As discussed in the segment sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, revenues and their associated costs as reported at the segment level are not deferred.

Periodic consolidated revenues recorded in accordance with GAAP reflect the amount of total merchandise and services that were delivered during the period. Accordingly, period over period changes to revenues can be impacted by:

•	Changes in the value of contracts written and other revenues generated during a period that are delivered in their period of origin and are recognized as revenue and not deferred as of the end of their period of origination.

•	Changes in merchandise and services that are delivered during a period that had been originated during a prior period.

The table below analyzes results of operations and the changes therein for the year ended December 31, 2014 compared to the year ended December 31, 2013. The table is structured so that our readers can determine whether changes were based upon changes in the level of merchandise and services and other revenues generated during each period and/or changes in the timing of when merchandise and services were delivered. During 2014, we acquired 13 cemeteries and 11 funeral homes, and separately obtained the rights from the Archdiocese of Philadelphia to operate 13 cemetery properties. During 2013, we acquired 1 cemetery and 6 funeral homes. The results of operations for these properties have either less or no impact on the results for the year ended

December 31, 2013, but are included in the results for the year ended December 31, 2014. These additions are contributing a significant portion of the increases to revenues and costs and expenses in the table below.

	Year ended December 31, 2014			Year ended December 31, 2013
	(in thousands)			(in thousands)
	Segment Results (non-GAAP)	GAAP Adjustments	GAAP Results	Segment Results (non-GAAP)	GAAP Adjustments	GAAP Results	Change in GAAP results ($)	Change in GAAP results (%)
Revenues
Pre-need cemetery revenues	$145,607	$(40,471)	$105,136	$134,857	$(43,714)	$91,143	$13,993	15.4%
At-need cemetery revenues	92,724	(559)	92,165	80,000	(4,568)	75,432	16,733	22.2%
Investment income from trusts	47,912	(21,742)	26,170	50,564	(26,158)	24,406	1,764	7.2%
Interest income	7,628	—	7,628	6,926	—	6,926	702	10.1%
Funeral home revenues	55,751	(7,065)	48,686	50,808	(5,853)	44,955	3,731	8.3%
Other cemetery revenues	7,369	931	8,300	3,445	334	3,779	4,521	119.6%

Total revenues	356,991	(68,906)	288,085	326,600	(79,959)	246,641	41,444	16.8%

Costs and expenses
Cost of goods sold	39,842	(6,190)	33,652	35,382	(7,523)	27,859	5,793	20.8%
Cemetery expense	64,672	—	64,672	57,566	—	57,566	7,106	12.3%
Selling expense	64,175	(8,898)	55,277	58,782	(10,950)	47,832	7,445	15.6%
General and administrative expense	35,110	—	35,110	31,873	—	31,873	3,237	10.2%
Corporate overhead	32,454	—	32,454	28,875	—	28,875	3,579	12.4%
Depreciation and amortization	11,081	—	11,081	9,548	—	9,548	1,533	16.1%
Funeral home expense	40,696	(986)	39,710	36,319	(665)	35,654	4,056	11.4%
Acquisition related costs, net of recoveries	2,269	—	2,269	1,051	—	1,051	1,218	115.9%

Total costs and expenses	290,299	(16,074)	274,225	259,396	(19,138)	240,258	33,967	14.1%

Operating profit	$66,692	$(52,832)	$13,860	$67,204	$(60,821)	$6,383	$7,477	117.1%

Revenues

Pre-need cemetery revenues were $105.1 million for the year ended December 31, 2014, an increase of $14.0 million, or 15.4%, as compared to $91.1 million during 2013. The increase was caused by an increase of $10.8 million in the value of pre-need cemetery contracts written and a decrease of $3.2 million in deferred revenue.

At-need cemetery revenues were $92.2 million for the year ended December 31, 2014, an increase of $16.8 million, or 22.2%, as compared to $75.4 million during 2013. The increase was caused by an increase of $12.8 million in the value of at-need cemetery contracts written and a decrease of $4.0 million in deferred revenue.

Investment income from trusts was $26.2 million for the year ended December 31, 2014, an increase of $1.8 million, or 7.2%, as compared to $24.4 million during 2013. We had an adjustment of $4.4 million related to funds for which we have met the requirements that would allow us to recognize them as revenue, which was partially offset by a decrease of $2.6 million in income on a segment basis. Our investment results can vary from period to period based on a number of factors including realized income and the timing of the recognition of gains within the trusts.

Interest income on accounts receivable was $7.6 million for the year ended December 31, 2014, an increase of $0.7 million, or 10.1%, as compared to $6.9 million during 2013, primarily due to an increase in accounts receivable during the period.

Funeral home revenues were $48.7 million for the year ended December 31, 2014, an increase of $3.7 million, or 8.3%, compared to $45.0 million during 2013. The increase was primarily attributable to the acquisition of 11 funeral homes during 2014.

Other cemetery revenues include miscellaneous items that are not grouped with our cemetery merchandise and services. Other cemetery revenues were $8.3 million for the year ended December 31, 2014, an increase of $4.5 million, or 119.6%, as compared to $3.8 million during 2013. The increase was primarily caused by one land sale during the first quarter of 2014.

Costs and Expenses

Cost of goods sold were $33.7 million for the year ended December 31, 2014, an increase of $5.8 million, or 20.8%, as compared to $27.9 million in 2013. The ratio of cost of goods sold to pre-need and at-need cemetery revenues was 17.1% for the year ended December 31, 2014 as compared to 16.7% during 2013. The change in the ratio primarily relates to changes in product mix.

Cemetery expenses were $64.7 million during the year ended December 31, 2014, an increase of $7.1 million, or 12.3%, compared to $57.6 million during 2013. Within this category, there were increases of $1.7 million in repairs and maintenance expense, $5.0 million in personnel costs and $0.7 million in utility and fuel costs, partially offset by a decrease of $0.3 million in real estate tax expense. Cemetery expenses relate to the current costs of managing and maintaining our cemetery properties. These costs are expensed as incurred and are not deferred. Accordingly, from a margin standpoint, the most effective gauge of measuring cemetery expenses is as a ratio of segment level pre-need and at-need cemetery revenues. Changes in this ratio give an indication of our ability to manage and control our operating costs relative to our overall cemetery operations. An increase in the ratio indicates that expense increases related to the operation and maintenance of our cemetery properties exceeded increases in the value of contracts written, while a decrease in the ratio indicates that expense growth did not exceed increases in the value of contracts written. In the short-term, this ratio can be positively or negatively impacted by our acquisitions, including such factors as how long it takes us to fully implement our pre-need sales programs and whether there are any unanticipated costs. Over the long-term, we would expect this ratio to slightly decline as many of the expenses in this category are fixed in nature. The ratio of cemetery expenses to segment level pre-need and at-need cemetery revenues was 27.1% during the year ended December 31, 2014 as compared to 26.8% during 2013.

Selling expenses were $55.3 million during the year ended December 31, 2014, an increase of $7.5 million, or 15.6%, as compared to $47.8 million in 2013. The expense increase is comprised of segment-based increases of $2.8 million in commissions and personnel expenses, $2.3 million in advertising and telemarketing costs and $0.2 million in travel expenses and a net $0.1 million in general selling costs and a decrease in deferred selling expenses of $2.1 million. The ratio of selling expenses to cemetery revenues was 28.0% for the year ended December 31, 2014 as compared to 28.7% during 2013. This ratio gives some indication of how effectively the money we invest in selling efforts is translating into sales. However, the majority of our selling expenses are directly related to sales commissions and bonuses, which would be directly related to changes in the value of pre-need and at-need contracts written. As a result, we would expect this ratio to remain consistent.

General and administrative expenses were $35.1 million during the year ended December 31, 2014, an increase of $3.2 million, or 10.2%, as compared to $31.9 million during 2013. The increase was mostly due to increases of $1.7 million in personnel costs and $1.5 million in legal costs, primarily related to a legal settlement. General and administrative expenses are expensed as incurred and are not deferred. Accordingly, from a margin standpoint, the most effective gauge of measuring general and administrative expenses is as a ratio of segment level pre-need and at-need cemetery revenues. Changes in this ratio give an indication of our ability to manage and control our general and administrative costs relative to our overall cemetery operations. An increase in the ratio indicates that general and administrative percentage expense increases related to our cemetery properties exceeded percent increases in the value of contracts written, while a decrease in the ratio indicates that expense growth on a percentage basis did not exceed percentage increases in the value of contracts written. In the short-term, this ratio can be positively or negatively impacted by our acquisitions, including such factors as how long it takes us to fully implement our pre-need sales programs and whether there are any unanticipated costs. Over the long-term, we would expect this ratio to decrease slightly as many of the expenses in this category are fixed in nature. The ratio of general and administrative expenses to segment level pre-need and at-need cemetery revenues was 14.7% during the year ended December 31, 2014 as compared to 14.8% during 2013.

Total corporate overhead was $32.5 million during the year ended December 31, 2014, an increase of $3.6 million, or 12.4%, compared to $28.9 million during 2013. The increase in corporate overhead was primarily attributable to $0.5 million in information technology costs, $0.2 million in travel costs and $3.0 million in professional fees. These increases were partially offset by a decrease of $0.5 million in personnel costs, with the remaining increase in general corporate costs. Due to a legal settlement during the year ended December 31, 2013, we had recoveries of legal costs of $1.7 million, driving down professional fees expense for the prior period.

Depreciation and amortization was $11.1 million during the year ended December 31, 2014, an increase of $1.6 million, or 16.1%, as compared to $9.5 million during the same period last year. The increase was primarily due to additional depreciation and amortization from assets acquired in our recent acquisitions and the lease and management agreements with the Archdiocese of Philadelphia.

Funeral home expenses were $39.7 million for the year ended December 31, 2014, an increase of $4.0 million, or 11.4%, compared to $35.7 million during 2013. The increase was primarily driven by our 2014 acquisitions and was attributable to segment increases of $1.3 million in personnel expenses, $1.4 million in merchandise costs, $0.4 million in other funeral service related expenses and $1.2 million in facility costs. These increases were offset by an increase of $0.3 million in deferred funeral home expenses.

Acquisition related costs were $2.3 million for the year ended December 31, 2014, an increase of $1.2 million, or 115.9%, as compared to $1.1 million during 2013. These costs will vary from period to period depending on the amount of acquisition activity that takes place. Acquisition costs for the year ended December 31, 2013, were reduced by $1.3 million due to a legal settlement.

Non-segment Allocated Results

Certain statement of operations amounts are not allocated to segment operations. These amounts are those line items that can be found on our consolidated statement of operations below operating profit and above net loss.

The table below summarizes these items and the changes between the years ended December 31, 2014 and 2013:

	Year ended December 31,
	2014	2013	Change ($)	Change (%)
	(in thousands)
Gain on acquisitions	$412	$2,530	$(2,118)	-83.7%
Gain on settlement agreement, net	888	12,261	(11,373)	-92.8%
Gain on sale of other assets	—	155	(155)	-100.0%
Gain on sale of funeral home	244	—	244	100.0%
Loss on early extinguishment of debt	214	21,595	(21,381)	-99.0%
Loss on impairment of long-lived assets	440	—	440	100.0%
Interest expense	21,610	21,070	540	2.6%
Income tax expense (benefit)	$3,913	$(2,304)	$6,217	-269.8%

The gain on acquisition recorded during the year ended December 31, 2014 relates to our first quarter 2014 acquisition. The gain on acquisition recorded during the year ended December 31, 2013 relates to our third quarter 2013 acquisition.

During the year ended December 31, 2014, we recovered an additional $1.5 million related to the settlement of claims from locations acquired in 2010. A gain of $0.9 million has been recorded as gain on settlement agreement on the consolidated statement of operations, which was net of legal fees of $0.6 million. During the year ended December 31, 2013, certain proceeds received from a legal settlement were recorded as a gain on settlement agreement on the consolidated statement of operations, resulting in a total gain on settlement of $12.3 million.

The gain on sale of funeral home recorded during the year ended December 31, 2014 pertains to the sale of one funeral home in California during September 2014.

The extinguishment of debt charge during the year ended December 31, 2014 of $0.2 million relates to the write-off of unamortized fees due to a change in the lender syndicate of our revolving credit facility. This change occurred concurrently with our entrance into the Fourth Amended and Restated Credit Agreement during the fourth quarter of 2014. The early extinguishment of debt charge during the year ended December 31, 2013 of $21.6 million relates to the tender premium of $14.9 million we paid in connection with the early repayment of $150.0 million of our 10.25% Senior Notes due 2017 and the write-off of $6.7 million of unamortized fees and discounts related to those notes.

The loss on impairment of long-lived assets recorded during the year ended December 31, 2014 pertains to one of our funeral home buildings in Florida.

Interest expense was relatively consistent period over period. There was an increase in discount accretion expense primarily relating to the obligation for the lease and management agreements with the Archdiocese of Philadelphia and amortization of deferred finance fees relating to our recent amendments to the revolving credit facility. This increase was partially offset by a reduction in interest expense related to our senior notes, which have a lower interest rate than the prior senior notes that were refinanced in the second quarter of 2013. Average amounts outstanding under the credit facility were relatively consistent at $95.5 million and $101.3 million during the years ended December 31, 2014 and 2013, respectively.

We had an income tax expense of $3.9 million for the year ended December 31, 2014, compared to an income tax benefit of $2.3 million during 2013. The increase in income tax expense is primarily due to revised estimates regarding the usage of our federal net operating loss carryforwards. Our effective tax rate differs from our statutory tax rate primarily because our legal entity structure includes different tax filing entities, including a significant number of partnerships that are not subject to paying tax.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Cemetery Segments

Cemetery Operations—Southeast

In 2012 and 2013 we acquired five properties in our Cemetery Operations—Southeast segment. Of these acquisitions, four occurred during the third quarter of 2012 and one occurred during the third quarter of 2013. Therefore, the results of operations for these properties have either a lesser or no impact on the results for the year ended December 31, 2012, but are included in the results for the year ended December 31, 2013. These additions are responsible for approximately two-thirds of the increase to revenues and approximately one half of the increase to costs and expenses for this segment.

The table below compares the results of operations for our Cemetery Operations—Southeast for the year ended December 31, 2013 to the year ended December 31, 2012:

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

Cemetery Operations—Northeast

The table below compares the results of operations for our Cemetery Operations—Northeast for the year ended December 31, 2013 to the year ended December 31, 2012:

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

The table below compares the results of operations for our Cemetery Operations—West for the year ended December 31, 2013 to the year ended December 31, 2012:

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

Reconciliation of Segment Results of Operations to Consolidated Results of Operations

As discussed in the segment sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, revenues and their associated costs as reported at the segment level are not deferred.

Periodic consolidated revenues recorded in accordance with GAAP reflect the amount of total merchandise and services that were delivered during the period. Accordingly, period over period changes to revenues can be impacted by:

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

Selling expenses were $47.8 million during the year ended December 31, 2013, an increase of $0.9 million, or 2.0%, as compared to $46.9 million in 2012. The expense increase is comprised of segment-based increases of $2.3 million in commissions and personnel expenses, $1.1 million in advertising and telemarketing costs and $0.5 million in travel expenses and a net $0.2 million in general selling costs, which were offset by an increase in deferred selling expenses of $3.2 million. The ratio of selling expenses to cemetery revenues was 28.7% for the year ended December 31, 2013 as compared to 27.3% during 2012. This ratio gives some indication of how effectively the money we invest in selling efforts is translating into sales. However, the majority of our selling expenses are directly related to sales commissions and bonuses, which would be directly related to changes in the value of pre-need and at-need contracts written. As a result, we would expect this ratio to remain fairly consistent.

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

Acquisition related costs were $1.1 million for the year ended December 31, 2013, a decrease of $2.0 million, or 66.3%, as compared to $3.1 million during 2012. The decrease was primarily due to a legal settlement, which resulted in a recovery of legal fees in the first and second quarters of 2013. These costs will vary from period to period depending on the amount of acquisition activity that takes place.

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

Offerings of Common Units

On February 27, 2014, we completed a follow-on public offering of 2,300,000 common units at a price of $24.45 per unit. Net proceeds of the offering, after deducting underwriting discounts and offering expenses, were approximately $53.2 million. The proceeds from the offering were used to pay down borrowings outstanding under our revolving credit facility.

On May 21, 2014, we sold to ACII, 2,255,947 common units at an aggregate purchase price of $55.0 million, or $24.38 per unit. The proceeds were used primarily to fund the up-front rent consideration for the transaction with the Archdiocese of Philadelphia that closed during the second quarter of 2014.

On June 12, 2014, after the exercise of the underwriters’ over-allotment option, the Company completed a follow-on public offering of 2,990,000 common units at a price of $23.67 per unit. Net proceeds of the offering, after deducting underwriting discounts and offering expenses, were approximately $67.1 million. The proceeds from the offering were used to pay the purchase price related to the transaction with Service Corporation International, which closed in the second quarter of 2014, with the remainder used to pay down borrowings outstanding under our revolving credit facility. Refer to Note 13 of our consolidated financial statements included in this Annual Report on Form 10-K for a more detailed discussion of these transactions.

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

The net proceeds from the Notes Offering were used to retire our previously outstanding $150.0 million aggregate principal amount of 10.25% Senior Notes due 2017, and the remaining proceeds were used for general corporate purposes. The Senior Notes were issued at 97.832% of par resulting in gross proceeds of $171.2 million with an original issue discount of approximately $3.8 million. We incurred debt issuance costs and fees of approximately $4.6 million. These costs and fees are deferred and will be amortized over the life of these notes. We also entered into a Registration Rights Agreement (described below) for the benefit of holders of the Senior Notes.

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

The Indenture requires the Issuers and/or the Guarantors, as applicable, to comply with various covenants including, but not limited to, covenants that, subject to certain exceptions, limit our and our Restricted Subsidiaries’ ability to (i) incur additional indebtedness; (ii) make certain dividends, distributions, redemptions or investments; (iii) enter into certain transactions with affiliates; (iv) create, incur, assume or permit to exist certain liens against their assets; (v) make certain sales of their assets; and (vi) engage in certain mergers, consolidations or sales of all or substantially all of their assets. The Indenture also contains various affirmative covenants regarding, among other things, delivery of certain reports filed with the SEC and materials required pursuant to Rule 144A under the Securities Act to holders of the Senior Notes and joinder of future subsidiaries as Guarantors under the Indenture. As of December 31, 2014, we were in compliance with all applicable covenants under the Indenture.

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

Registration Rights Agreement

In connection with the sale of the Senior Notes, the Issuers, the Guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the initial purchasers of the Senior Notes, entered into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which the Issuers and the Guarantors agreed, for the benefit of the holders of the Senior Notes, to use their commercially reasonable efforts to file a registration statement with the SEC with respect to a registered offer to exchange the Senior Notes for new “exchange” notes having terms substantially identical in all material respects to the Senior Notes, with certain exceptions (the “Exchange Offer”). In 2014, we complied with the terms of the Registration Rights Agreement.

Credit Facility

On April 29, 2011, we replaced our Amended and Restated Credit Agreement (the “Original Credit Agreement”) with the Second Amended and Restated Credit Agreement (the “Second Credit Agreement”) among the Operating Company as the Borrower, each of the subsidiaries of the Operating Company as additional Borrowers, the General Partner and us as Guarantors, the Lenders identified therein, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer. The terms of the Second Credit Agreement were substantially the same as the terms of the Original Credit Agreement, as amended. The primary purpose of entering into the Second Credit Agreement was to consolidate the amendments to the Original Credit Agreement and to update outdated references. The Second Credit Agreement provided for an Acquisition Credit Facility of $65.0 million and a Revolving Credit Facility of $55.0 million. The Second Credit Agreement was further amended two times prior to January 19, 2012.

On January 19, 2012, we entered into the Third Amended and Restated Credit Agreement (the “Third Credit Agreement”). The terms of the Third Credit Agreement were substantially the same as the terms of the Second Credit Agreement, as amended. The Third Credit Agreement consolidated the Acquisition Credit Facility and the Revolving Credit Facility into a single revolving credit facility with a borrowing limit of $130.0 million.

The Third Credit Agreement was amended four times prior to December 19, 2014, to, among other things, amend borrowing levels, interest rates and covenants, and to allow additional indebtedness in connection with the Senior Notes issuance. On May 22, 2014, we entered into the Fourth Amendment to the Credit Agreement. The Fourth Amendment increased the maximum Consolidated Leverage Ratio to 4.00 to 1.0 for any period and amended the definition of Consolidated EBITDA to, among other things, remove existing balance sheet adjustments and replace them with certain cash flow statement adjustments. The Fourth Amendment also contained certain conforming changes to reflect the Lenders’ consent to the closing of the transactions with the Archdiocese of Philadelphia and Service Corporation International, both of which took place in the second quarter of 2014 and are described in detail in Note 13 to the consolidated financial statements included in this Annual Report on Form 10-K.

On December 19, 2014, we entered into the Fourth Amended and Restated Credit Agreement (the “Credit Agreement”) among StoneMor Operating LLC as a Borrower (the “Operating Company”), each of the subsidiaries of the Operating Company as additional Borrowers (together with the Operating Company, the “Borrowers”), StoneMor GP LLC, the general partner of the Partnership, and the Partnership as Guarantors, the Lenders identified therein, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer. In addition, on the same date, the Borrowers, the Guarantors and Bank of America, N.A. entered into the Second Amended and Restated Security Agreement (the “Security Agreement”) and the Second Amended and Restated Pledge Agreement (the “Pledge Agreement”, and together with the Credit Agreement and the Security Agreement, the “New Agreements”).

The New Agreements replaced the Third Amended and Restated Credit Agreement, dated January 19, 2012, as amended (the “Prior Credit Agreement”), Amended and Restated Security Agreement, dated April 29, 2011, as amended, and Amended and Restated Pledge Agreement, dated April 29, 2011, as amended (collectively, the “Prior Agreements”). The primary purposes of entering into the New Agreements were to consolidate the amendments to the Prior Agreements into the New Agreements, increase the aggregate principal amount of permitted borrowings under the Credit Agreement and modify the mechanics of the revolving credit facility to provide for Acquisition Draws and Working Capital Draws.

The Credit Agreement provides for a single revolving credit facility of $180.0 million (the “Credit Facility”) maturing on December 19, 2019. Additionally the Credit Agreement provides for an uncommitted ability to increase the Credit Facility by an additional $70.0 million. The summary of the material terms of the New Agreements is set forth below. Capitalized terms which are not defined in the following description shall have the meaning assigned to such terms in the New Agreements.

At December 31, 2014, amounts outstanding under the Credit Facility bore interest at rates between 3.5% and 5.5%. The interest rates on the Credit Facility are calculated as follows:

•	For Eurodollar Rate Loans, the outstanding principal amount thereof bears interest for each Interest Period at a rate per annum equal to the Eurodollar Rate for the Interest Period plus the Applicable Rate for Eurodollar Rate Loans; and

•	For Base Rate Loans and Swing Line Loans, the outstanding principal amount thereof bears interest from the applicable borrowing date at a rate per annum equal to the Base Rate plus the Applicable Rate for Base Rate Loans.

In addition, the Borrowers must pay a Letter of Credit Fee for each Letter of Credit equal to the Applicable Rate for Letter of Credit Fees times the daily amount to be drawn under such Letter of Credit. The Applicable Rate is determined based on our Consolidated Leverage Ratio and our Subsidiaries, and ranges from 2.25% to 4.00% for Eurodollar Rate Loans and Letter of Credit Fees, and 1.25% to 3.00% for Base Rate Loans. The current Applicable Rate for each of: (i) Eurodollar Rate Loans and Letter of Credit Fees is 3.25% and (ii) Base Rate Loans is 2.25% based on the current Consolidated Leverage Ratio. The Credit Agreement also requires the Borrowers to pay a quarterly unused commitment fee, which is calculated based on the amount by which the commitments under the Credit Agreement exceed the usage of such commitments.

The Credit Agreement contains financial covenants, pursuant to which the Borrowers and the Guarantors will not permit:

•	Consolidated EBITDA for any Measurement Period to be less than the sum of (i) $80.0 million plus (ii) 80% of the aggregate of all Consolidated EBITDA for each Permitted Acquisition completed after June 30, 2014;

•	the Consolidated Debt Service Coverage Ratio to be less than 2.50 to 1.0 for any Measurement Period; and

•	the Consolidated Leverage Ratio to be greater than 4.00 to 1.0 for any period.

The covenants include, among other limitations, limitations on: (i) liens, (ii) the creation or incurrence of debt, (iii) investments and acquisitions, (iv) dispositions of property, (v) dividends, distributions and redemptions, and (vi) transactions with Affiliates.

As of December 31, 2014, we were in compliance with all applicable financial covenants.

The Credit Agreement provides that two types of draws are permitted with respect to the Credit Facility: Acquisition Draws and Working Capital Draws. The proceeds of Acquisition Draws may be utilized by the Borrowers to finance Permitted Acquisitions, the purchase and construction of mausoleums and related costs or the net amount of Merchandise Trust deposits made after the Closing Date under the Credit Agreement, irrespective of whether such amounts relate to new or existing cemeteries or funeral homes. The proceeds of Working Capital Draws, Letters of Credit and Swing Line Loans may be utilized by the Borrowers to finance working capital requirements, Capital Expenditures and for other general corporate purposes. The borrowing of Working Capital Advances is subject to a borrowing formula of 85% of Eligible Receivables.

Each Acquisition Draw is subject to equal quarterly amortization of the principal amount of such draw, with annual principal payments comprised of ten percent (10%) of the related draw amount, commencing on the second anniversary of such draw, with the remaining principal due on the Maturity Date, subject to certain mandatory prepayment requirements. Working Capital Draws are due on the Maturity Date, subject to certain mandatory prepayment requirements.

The Borrowers’ obligations under the Credit Agreement are guaranteed by both us and the General Partner.

Pursuant to the Security Agreement and the Pledge Agreement, the Borrowers’ obligations under the Credit Facility are secured by a first priority lien and security interest in substantially all of the Borrowers’ assets, whether then owned or thereafter acquired, excluding: (i) trust accounts, certain proceeds required by law to be placed into such trust accounts and funds held in trust accounts; (ii) the General Partner’s interest in us, the incentive distribution rights under our partnership agreement and the deposit accounts of the General Partner into which distributions are received; (iii) Equipment subject to a purchase money security interest or equipment lease permitted under the Credit Agreement and certain other contract rights under which contractual, legal or other restrictions on assignment would prohibit the creation of a security interest or such creation of a security interest would result in a default thereunder.

Events of Default under the Credit Agreement include, but are not limited to, the following:

•	non-payment of any principal, interest or other amounts due under the Credit Agreement or any other Credit Document;

•	failure to observe or perform any covenants related to: (i) the delivery of financial statements, compliance certificates, reports and other information; (ii) providing prompt notice of Defaults and other events; (iii) the preservation of the legal existence and good standing of each Borrower and Guarantor; (iv) the ability of the Administrative Agent and each Lender to visit and inspect properties, examine books and records, and discuss financial and business affairs with directors, officers and independent public accountants of each Borrower and Guarantor; (v) restrictions on the use of proceeds; (vi) guarantees by new Subsidiaries; (vii) the maintenance of corporate formalities for each Borrower and Guarantor; (viii) the maintenance of Trust Accounts and Trust Funds; and (ix) any of the negative covenants or financial covenants contained in the Credit Agreement;

•	failure to observe or perform any other covenant, if uncured 30 days after notice thereof is provided by the Administrative Agent or Lenders;

•	any default under any other Indebtedness of the Borrowers or Guarantors;

•	any insolvency proceedings by a Borrower or Guarantor;

•	the insolvency of any Borrower or Guarantor, or a writ of attachment or execution or similar process issuing or being levied against any material part of the property of a Borrower or Guarantor; and

•	any Change in Control.

Amounts outstanding under our Credit Facility fluctuated during the years ended December 31, 2014 and 2013. At the beginning of 2013, we had $101.7 million outstanding on our Credit Facility. During the first quarter of 2013, we reduced our borrowings on the Credit Facility by $19.8 million as we had borrowed $18.6 million prior to March 26, 2013 and then we used the net proceeds of approximately $38.4 million from our March 26, 2013 follow-on public offering to pay down amounts outstanding on our Credit Facility. We borrowed an additional $21.0 million during the second quarter of 2013 and then we used the remaining proceeds of approximately $11.9 million from our May 28, 2013 debt offering to further pay down amounts outstanding on our Credit Facility. During the third and fourth quarters of 2013, we had net borrowings of $8.5 million and $14.5 million, respectively, resulting in outstanding borrowings of $114.0 million on our Credit Facility at December 31, 2013. During the first quarter of 2014, we reduced our borrowings on the Credit Facility by $36.6 million as we had borrowed $17.0 million prior to February 27, 2014 and then we used the net proceeds from our February 27, 2014 follow-on public offering and other available cash to pay down $53.6 million of amounts outstanding on our Credit Facility. During the second quarter of 2014, we increased our borrowings on the Credit Facility by $1.0 million as we had borrowed $19.0 million prior to June 12, 2014 and then we used a portion of the proceeds from our June 12, 2014 follow-on public offering and other available cash to pay down $18.0 million of amounts outstanding on our Credit Facility. During the third and fourth quarters of 2014, we increased our borrowings on the Credit Facility by a net $13.0 million and $19.5 million, respectively, resulting in outstanding borrowings of $110.9 million on our Credit Facility at December 31, 2014. The average amounts borrowed under our Credit Facility were $95.5 million and $101.3 million for the years ended December 31, 2014 and 2013, respectively.

Notes Payable Acquisitions

In July of 2009, certain of our subsidiaries entered into a $1.4 million note purchase agreement in connection with an operating agreement in which we became the exclusive operator of Green Lawn Cemetery (the “Green Lawn Note”). The Green Lawn Note bears interest at a rate of 6.5% per year on unpaid principal and is payable monthly, beginning on August 1, 2009. Principal on the note is due in 96 equal installments beginning on July 1, 2011. At December 31, 2014 and 2013, the liability related to the installment note was stated on our consolidated balance sheet at approximately $0.9 million and $1.0 million, respectively.

Acquisition Non-Compete Notes

In connection with several of our 2013, 2012, 2011 and 2010 acquisitions, certain of our subsidiaries issued installment notes in consideration for non-compete agreements executed with the former owners of the acquired entities. The installment notes have varying payment terms and mature through February 19, 2019. The installment notes do not have a stated rate of interest. At inception, we recorded the installment notes at their fair market value of approximately $4.0 million. The face amounts of the installment notes were discounted approximately $0.9 million, and the discount is being amortized to interest expense over the life of the installment notes. At December 31, 2014 and 2013, the liability related to the installment notes, net of discounts, was stated on our consolidated balance sheet at approximately $2.5 million and $3.4 million, respectively.

Cash Flow from Operating Activities

Net cash flows provided by operating activities were $19.4 million during 2014, a decrease of $15.7 million, compared to $35.1 million during 2013. Cash flows provided by operating activities were higher in 2013 primarily due to the $11.9 million of cash received in our first and second quarter 2013 legal settlement. Further, in 2013 less cash was used for accounts payable and accounts receivable. These were offset in part by more of an inflow into our merchandise trusts during 2013.

Net cash flows provided by operating activities were $35.1 million during 2013, an increase of $3.2 million, compared to cash provided by operating activities of $31.9 million in 2012. Factors contributing to a net increase in cash flows from operations include cash received in our legal settlement, more cash generated from normal revenue producing activities, and less cash used for accounts payable, offset by increased uses of cash into our merchandise trusts.

Net cash flows from operations in 2014, 2013 and 2012 exceeded our net losses of $10.8 million, $19.0 million and $3.0 million, respectively, during the same periods. The differences between our operating cash flows and net losses are in large part attributable to the fact that various cash inflows for payments of amounts due under pre-need sales contracts were not and are not as of yet recognized as revenues as we had not and have not met the delivery criteria for revenue recognition. Although there is no assurance, we expect that the trend of operating cash flows exceeding our net income or net loss will continue into the foreseeable future.

Cash Flow from Investing Activities

Net cash used in investing activities was $123.7 million during 2014, an increase of $97.0 million, compared to $26.7 million during 2013. Cash flows used for investing activities during 2014 were $56.4 million for the acquisition of 13 cemeteries and 11 funeral homes, $53.0 million for up-front rent for the transaction with the Archdiocese of Philadelphia and $14.6 million for other capital expenditures, partially offset by $0.3 million in proceeds from the sale of a funeral home, compared to $14.1 million utilized for the acquisition of 6 funeral homes and one cemetery and $12.8 million for other capital expenditures, partially offset by $0.2 million in proceeds from the sale of other assets in 2013.

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

Cash Flow from Financing Activities

Net cash flows provided by financing activities were $102.4 million during 2014, compared to $4.1 million net cash used in financing activities during 2013. Cash flows provided by financing activities during 2014 consisted of $173.5 million of net proceeds from our follow-on public offerings and our issuance of common units to ACII, partially offset by net repayments of long-term debt of $5.3 million, costs of financing activities of $3.0 million, and cash distributions to unit holders of $62.8 million. Cash flows provided by financing activities during 2013 consisted of $38.4 million of proceeds from our follow-on public offering and $269.5 million from long-term borrowings, inclusive of the issuance of $175.0 million of Senior Notes. These in-flows were offset by repayments of long-term debt of $239.9 million, inclusive of the retirement of our $150.0 million of Prior Senior Notes, as well as fees associated with this retirement of $14.9 million, costs of financing activities of $5.1 million and cash distributions to unit holders of $52.1 million. Additionally, we borrow to fund working capital as a result of cash build-ups in our accounts receivable and merchandise trusts and to fund acquisitions related to pre-need sales growth.

Net cash used in financing activities was $4.1 million during 2013, compared to $3.9 million net cash provided by financing activities during 2012. Cash flows provided by financing activities during 2013 consisted of $38.4 million of proceeds from our follow-on public offering and $269.5 million from long-term borrowings, inclusive of the issuance of $175.0 million of Senior Notes. These in-flows were offset by repayments of long-term debt of $239.9 million, inclusive of the retirement of our $150.0 million of Prior Senior Notes, as well as fees associated with this retirement of $14.9 million, costs of financing activities of $5.1 million and cash distributions to unit holders of $52.1 million. Cash flows provided by financing activities during 2012 primarily were $54.0 million of net borrowing of long-term debt, offset by cash distributions to unit holders of $47.5 million and costs of financing activities of $2.4 million.

Capital Expenditures

The following table summarizes total maintenance capital expenditures and expansion capital expenditures, including expenditures for acquisitions described in Note 13 of our consolidated financial statements included in this Annual Report on Form 10-K and the construction of mausoleums for the periods presented:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Maintenance capital expenditures	$8,398	$6,986	$4,874
Expansion capital expenditures	115,557	19,866	35,074

Total capital expenditures	$123,955	$26,852	$39,948

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

We had no off-balance sheet arrangements as of December 31, 2014 or 2013.

We have assumed various financial obligations and commitments in the ordinary course of conducting our business. We have contractual obligations requiring future cash payments related to debt maturities, interest on debt, operating lease agreements, and liabilities to purchase merchandise related to our in force pre-need sales contracts.

A summary of our total contractual obligations as of December 31, 2014 is presented in the table below:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Debt (1)	$399,648	$20,124	$37,822	$147,175	$194,527
Operating leases	11,535	2,392	4,219	3,365	1,559
Lease and management agreements (2)	36,650	—	—	—	36,650
Merchandise liabilities (3)	150,192	—	—	—	—

Total	$598,025	$22,516	$42,041	$150,540	$232,736

(1)	Represents the interest payable and par value of debt due and does not include the unamortized debt discounts of $3.5 million at December 31, 2014. This table assumes that current amounts outstanding under our Credit Facility are not repaid until the maturity date of December 2019.
(2)	Represents the aggregate future rent payments due, with interest, from 2025 through 2049, and does not include the unamortized discount. Refer to the “Liquidity and Capital Resources: Agreements with the Archdiocese of Philadelphia” section below for more information on the payments to be made.
(3)	Total cannot be separated into periods because we are unable to anticipate when the merchandise will be needed.

Agreements with the Archdiocese of Philadelphia

In accordance with the lease and management agreements with the Archdiocese of Philadelphia, we have agreed pay to the Archdiocese aggregate fixed rent of $36.0 million in the following amounts:

Lease Years 1-5	None
Lease Years 6-20	$1,000,000 per Lease Year
Lease Years 21-25	$1,200,000 per Lease Year
Lease Years 26-35	$1,500,000 per Lease Year
Lease Years 36-60	None

The fixed rent for lease years 6 through 11 shall be deferred. If the Archdiocese terminates the agreements pursuant to a lease year 11 termination or we terminate the agreements as a result of a default by the Archdiocese, prior to the end of lease year 11, the deferred fixed rent shall be retained by us. If the agreements are not terminated, the deferred fixed rent shall become due and payable 30 days after the end of lease year 11.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

The information presented below should be read in conjunction with the notes to our audited consolidated financial statements included under “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

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

Interest-bearing Investments

Our fixed-income securities subject to market risk consist primarily of investments in our merchandise trusts and perpetual care trusts. As of December 31, 2014, the fair value of fixed-income securities in our merchandise trusts represented 3.4% of the fair value of total trust assets while the fair value of fixed-income securities in our perpetual care trusts represented 7.0% of the fair value of total trust assets. The aggregate quoted fair value of these fixed-income securities was $16.4 million and $24.0 million in the merchandise trusts and perpetual care trusts, respectively, as of December 31, 2014. Each 1% change in interest rates on these fixed-income securities would result in changes of approximately $164,000 and $240,000 in the fair market value of the assets in our merchandise trusts and perpetual care trusts, respectively, based on discounted expected future cash flows. If these securities are held to maturity, no change in fair market value will be realized.

Our money market and other short-term investments subject to market risk consist primarily of investments in our merchandise trusts and perpetual care trusts. As of December 31, 2014, the fair value of money market and short-term investments in our merchandise trusts represented 10.8% of the fair value of total trust assets while the fair value of money market and short-term investments in our perpetual care trusts represented 7.7% of the fair value of total trust assets. The aggregate quoted fair value of these money market and short-term investments was $52.5 million and $26.6 million in the merchandise trusts and perpetual care trusts, respectively, as of December 31, 2014. Each 1% change in interest rates on these money market and short-term investments would result in changes of approximately $525,000 and $266,000 in the fair market value of the assets in our merchandise trusts and perpetual care trusts, respectively, based on discounted expected future cash flows.

Marketable Equity Securities

Our marketable equity securities subject to market risk consist primarily of investments held in our merchandise trusts and perpetual care trusts. These assets consist of investments in both individual equity securities as well as closed and open ended mutual funds. As of December 31, 2014, the fair value of marketable equity securities in our merchandise trusts represented 16.6% of the fair value of total trust assets while the fair value of marketable equity securities in our perpetual care trusts represented 13.1% of total trust assets. The aggregate quoted fair market value of these marketable equity securities was $80.3 million and $45.1 million in our merchandise trusts and perpetual care trusts, respectively, as of December 31, 2014, based on final quoted sales prices. Each 10% change in the average market prices of the equity securities would result in a change of approximately $8.0 million and $4.5 million in the fair market value of securities held in the merchandise trusts and perpetual care trusts, respectively. As of December 31, 2014, the fair value of marketable closed and open ended mutual funds in our merchandise trusts represented 66.4% of the fair value of total trust assets, 29.4% of which pertained to fixed-income mutual funds. As of December 31, 2014, the fair value of closed and open ended mutual funds in our perpetual care trusts represented 72.2% of total trust assets, 35.9% of which pertained to fixed-income mutual funds. The aggregate quoted fair market value of these closed and open ended mutual funds was $322.1 million and $249.3 million, respectively, in the merchandise trusts and perpetual care trusts as of December 31, 2014, based on final quoted sales prices, of which $142.7 million and $123.9 million, respectively, pertained to fixed-income mutual funds. Each 10% change in the average market prices of the closed and open ended mutual funds would result in a change of approximately $32.2 million and $24.9 million in the fair market value of securities held in our merchandise trusts and perpetual care trusts, respectively.

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

We recognize the challenges we face in achieving our investment objectives in light of the uncertainties and complexities of contemporary investment markets. Furthermore, we recognize that in order to achieve the stated long-term objectives we may have short-term declines in market value. Given the need to maintain consistent values in the portfolio, we have attempted to develop a strategy, which is likely to maximize returns and earnings without experiencing overall declines in value in excess of 3% over any 12-month period. We were able to achieve our investment objective in 2014, 2013 and 2012.

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

Debt Instruments

Our Credit Facility bears interest at a floating rate, based on LIBOR, which is adjusted quarterly. This subjects us to increases in interest expense resulting from movements in interest rates. As of December 31, 2014, we had $110.9 million of borrowings outstanding under our Credit Facility. After these borrowings, our total available borrowing capacity under the Credit Facility is $69.1 million. The revolving credit facility provides for both acquisition draws, which are used primarily to finance acquisitions, acquisition related costs and mausoleum construction costs, and working capital draws, which are used to finance all other corporate costs. As of December 31, 2014, we had approximately $85.9 million of working capital draws, which are limited to a borrowing formula of 85% of eligible account receivables. This limit was $128.6 million at December 31, 2014. The amounts outstanding under the Credit Facility bore interest at rates between 3.5% and 5.5% at December 31, 2014. A 1% increase in our interest rates would increase our annual interest expense by approximately $1.1 million, based on our borrowings outstanding under the Credit Facility as of December 31, 2014.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of StoneMor GP LLC and Unitholders of StoneMor Partners L.P.

Levittown, Pennsylvania

We have audited the accompanying consolidated balance sheets of StoneMor Partners L.P. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, partners’ capital (deficit), and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of StoneMor Partners L.P. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
March 16, 2015

StoneMor Partners L.P.

Consolidated Balance Sheet

(in thousands)

	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$10,401	$12,175
Accounts receivable, net of allowance	62,503	55,415
Prepaid expenses	4,708	3,622
Other current assets	24,266	22,667

Total current assets	101,878	93,879

Long-term accounts receivable, net of allowance	89,536	78,367
Cemetery property	339,848	316,469
Property and equipment, net of accumulated depreciation	100,391	85,007
Merchandise trusts, restricted, at fair value	484,820	431,556
Perpetual care trusts, restricted, at fair value	345,105	311,771
Deferred financing costs, net of accumulated amortization	9,089	8,308
Deferred selling and obtaining costs	97,795	87,998
Deferred tax assets	40	42
Goodwill	58,836	48,737
Intangible assets	68,990	9,655
Other assets	3,136	2,554

Total assets	$1,699,464	$1,474,343

Liabilities and partners’ capital
Current liabilities:
Accounts payable and accrued liabilities	$35,382	$37,269
Accrued interest	1,219	1,512
Current portion, long-term debt	2,251	2,916

Total current liabilities	38,852	41,697

Other long-term liabilities	1,292	1,527
Obligation for lease and management agreements, net	8,767	—
Long-term debt	285,378	289,016
Deferred cemetery revenues, net	643,408	579,993
Deferred tax liabilities	17,708	12,407
Merchandise liability	150,192	130,412
Perpetual care trust corpus	345,105	311,771

Total liabilities	1,490,702	1,366,823

Commitments and contingencies
Partners’ capital (deficit)
General partner deficit	(5,113)	(2,137)
Common partners, 29,204 and 21,377 units outstanding as of December 31, 2014 and December 31, 2013, respectively	213,875	109,657

Total partners’ capital	208,762	107,520

Total liabilities and partners’ capital	$1,699,464	$1,474,343

See Accompanying Notes to the Consolidated Financial Statements.

StoneMor Partners L.P.

Consolidated Statement of Operations

(in thousands, except per unit data)

	2014	2013	2012
Revenues:
Cemetery
Merchandise	$132,355	$110,673	$114,025
Services	51,827	44,054	46,094
Investment and other	55,217	46,959	46,808
Funeral home
Merchandise	21,060	18,922	15,551
Services	27,626	26,033	20,128

Total revenues	288,085	246,641	242,606

Costs and Expenses:
Cost of goods sold (exclusive of depreciation shown separately below):
Perpetual care	6,867	5,656	5,715
Merchandise	26,785	22,203	22,386
Cemetery expense	64,672	57,566	55,410
Selling expense	55,277	47,832	46,878
General and administrative expense	35,110	31,873	28,928
Corporate overhead (including $1,068, $1,370 and $916 in unit-based compensation for 2014, 2013 and 2012, respectively)	32,454	28,875	28,169
Depreciation and amortization	11,081	9,548	9,431
Funeral home expense
Merchandise	6,659	5,569	5,200
Services	20,470	19,190	14,574
Other	12,581	10,895	8,951
Acquisition related costs, net of recoveries	2,269	1,051	3,123

Total cost and expenses	274,225	240,258	228,765

Operating profit	13,860	6,383	13,841

Gain on acquisitions	412	2,530	122
Gain on termination of operating agreement	—	—	1,737
Gain on settlement agreement, net	888	12,261	—
Gain on sale of other assets	—	155	—
Gain on sale of funeral home	244	—	—
Loss on early extinguishment of debt	214	21,595	—
Loss on impairment of long-lived assets	440	—	—
Interest expense	21,610	21,070	20,503

Net loss before income taxes	(6,860)	(21,336)	(4,803)

Income tax expense (benefit)	3,913	(2,304)	(1,790)

Net loss	$(10,773)	$(19,032)	$(3,013)

General partner’s interest in net loss for the period	$(155)	$(350)	$(60)

Limited partners’ interest in net loss for the period	$(10,618)	$(18,682)	$(2,953)

Net loss per limited partner unit (basic and diluted)	$(0.40)	$(0.89)	$(0.15)

Weighted average number of limited partners’ units outstanding (basic and diluted)	26,582	20,954	19,445
Distributions declared per unit	$2.430	$2.385	$2.350

See Accompanying Notes to the Consolidated Financial Statements.

StoneMor Partners L.P.

Consolidated Statement of Partners’ Capital (Deficit)

(in thousands)

	Partners’ Capital (Deficit)
	Common Unit Holders	General Partner	Total
Balance, December 31, 2011	$178,087	$2,192	$180,279

Issuance of common units	4,754	—	4,754
General partner contribution	—	89	89
Compensation related to units awards	527	—	527
Net loss	(2,953)	(60)	(3,013)
Cash distributions	(45,619)	(1,835)	(47,454)

Balance, December 31, 2012	134,796	386	135,182

Proceeds from public offering	38,377	—	38,377
Issuance of common units	3,718	—	3,718
Compensation related to units awards	1,328	—	1,328
Net loss	(18,682)	(350)	(19,032)
Cash distributions	(49,880)	(2,173)	(52,053)

Balance, December 31, 2013	109,657	(2,137)	107,520

Proceeds from public offerings	120,345	—	120,345
Issuance of common units	56,213	—	56,213
Compensation related to units awards	1,068	—	1,068
Net loss	(10,618)	(155)	(10,773)
Cash distributions	(60,015)	(2,821)	(62,836)
Unit distributions	(2,775)	—	(2,775)

Balance, December 31, 2014	$213,875	$(5,113)	$208,762

See Accompanying Notes to the Consolidated Financial Statements.

StoneMor Partners L.P.

Consolidated Statement of Cash Flows

(in thousands)

	2014	2013	2012
Operating activities:
Net loss	$(10,773)	$(19,032)	$(3,013)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cost of lots sold	10,291	8,019	7,818
Depreciation and amortization	11,081	9,548	9,431
Unit-based compensation	1,068	1,370	916
Accretion of debt discounts	2,939	2,303	1,739
Gain on termination of operating agreement	—	—	(1,737)
Gain on acquisitions	(412)	(2,530)	(122)
Gain on sale of other assets	—	(155)	—
Gain on sale of funeral home	(244)	—	—
Loss on early extinguishment of debt	214	21,595	—
Loss on impairment of long-lived assets	440	—	—
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(11,337)	(8,926)	(5,475)
Allowance for doubtful accounts	981	92	1,210
Merchandise trust fund	(28,828)	(36,919)	(11,806)
Prepaid expenses	(1,064)	210	527
Other current assets	(1,500)	(5,248)	(2,165)
Other assets	(615)	2,861	128
Accounts payable and accrued and other liabilities	(2,219)	7,588	4,330
Deferred selling and obtaining costs	(9,797)	(11,681)	(7,775)
Deferred cemetery revenue	60,841	72,708	47,548
Deferred taxes (net)	2,743	(2,865)	(2,398)
Merchandise liability	(4,361)	(3,861)	(7,260)

Net cash provided by operating activities	19,448	35,077	31,896

Investing activities:
Cash paid for cemetery property	(6,176)	(5,766)	(7,098)
Purchase of subsidiaries	(56,381)	(14,100)	(27,976)
Consideration for lease and management agreements	(53,000)	—	—
Proceeds from divestiture of funeral home	297	—	—
Cash paid for property and equipment	(8,398)	(6,986)	(4,874)
Proceeds from sales of other assets	—	155	—

Net cash used in investing activities	(123,658)	(26,697)	(39,948)

Financing activities:
Cash distributions	(62,836)	(52,053)	(47,454)
Additional borrowings on long-term debt	92,865	269,502	84,000
Repayments of long-term debt	(98,140)	(239,932)	(30,271)
Proceeds from public offering	120,345	38,377	—
Proceeds from issuance of common units	53,152	—	—
Proceeds from general partner contributions	—	—	89
Fees paid related to early extinguishment of debt	—	(14,920)	—
Cost of financing activities	(2,950)	(5,125)	(2,424)

Net cash provided by (used in) financing activities	102,436	(4,151)	3,940

Net increase (decrease) in cash and cash equivalents	(1,774)	4,229	(4,112)
Cash and cash equivalents—Beginning of period	12,175	7,946	12,058

Cash and cash equivalents—End of period	$10,401	$12,175	$7,946

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$18,796	$18,907	$18,481
Cash paid during the period for income taxes	$4,315	$3,891	$4,101

Non-cash investing and financing activities:
Acquisition of assets by financing	$387	$190	$287
Issuance of limited partner units for cemetery acquisition	$—	$3,718	$4,753
Acquisition of assets by assumption of directly related liability	$8,368	$3,924	$2,469

See Accompanying Notes to the Consolidated Financial Statements.

1.	NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

StoneMor Partners L.P. (“StoneMor,” the “Company” or the “Partnership”) is a provider of funeral and cemetery products and services in the death care industry in the United States. Through its subsidiaries, StoneMor offers a complete range of funeral merchandise and services, along with cemetery property, merchandise and services, both at the time of need and on a pre-need basis. As of December 31, 2014, the Partnership operated 303 cemeteries in 27 states and Puerto Rico, of which 272 are owned and 31 are operated under lease, management or operating agreements. The Partnership also owned and operated 98 funeral homes in 19 states and Puerto Rico.

Basis of Presentation

The consolidated financial statements included in this Form 10-K have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The Company’s presentation of its intangible assets within its consolidated balance sheet has changed. These assets were previously presented within the “Other assets” caption and are now presented as the separate caption, “Intangible assets.” The change in presentation is due to the recording of an intangible asset resulting from the transaction with the Archdiocese of Philadelphia that closed in the second quarter of 2014. Refer to Note 13 for a detailed discussion on this transaction. This change in presentation has no effect on any other previously reported amounts, including “Total assets.”

Principles of Consolidation

The consolidated financial statements include the accounts of each of the Company’s subsidiaries. These statements also include the accounts of the merchandise and perpetual care trusts in which the Company has a variable interest and is the primary beneficiary. The Company operates 31 cemeteries under long-term lease, operating or management contracts. The operations of 16 of these managed cemeteries have been consolidated in accordance with the provisions of Accounting Standards Codification (ASC) 810. The financial statements also include the effects of retrospective adjustments resulting from the Company’s 2013 first quarter acquisition (see Note 13).

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

Total revenues derived from the cemeteries under long-term lease, operating or management agreements totaled approximately $42.5 million, $33.2 million and $39.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Perpetual Care Trusts

Pursuant to state law, a portion of the proceeds from the sale of cemetery property is required to be paid into perpetual care trusts. The perpetual care trust principal does not belong to the Company and must remain in this trust into perpetuity while interest and dividends may be released and used to defray cemetery maintenance costs, which are expensed as incurred. The Company consolidates the trust into the Company’s financial statements in accordance with ASC 810-10-15 (13 through 22) because the trust is considered a variable interest entity for which the Company is the primary beneficiary. Earnings from the perpetual care trusts are recognized in current cemetery revenues (see Note 6).

Inventories

Inventories are classified within other current assets on the Company’s consolidated balance sheet and include cemetery and funeral home merchandise valued at the lower of cost or net realizable value. Cost is determined primarily on a specific identification basis on a first-in, first-out basis. Inventories were approximately $5.6 million and $5.4 million at December 31, 2014 and 2013, respectively.

Impairment of Long-Lived Assets

The Company monitors the recoverability of long-lived assets, including cemetery property, property and equipment and other assets, based on estimates using factors such as current market value, future asset utilization, business and regulatory climate and future undiscounted cash flows expected to result from the use of the related assets, at a location level. The Company’s policy is to evaluate an asset for impairment when events or circumstances indicate that a long-lived asset’s carrying value may not be recovered. An impairment charge is recorded to write-down the asset to its fair value if the sum of future undiscounted cash flows is less than the carrying value of the asset. During the fourth quarter of 2014, the Company recorded an impairment loss of $0.4 million relating to a funeral home building in Florida. The impairment loss was based on the difference between the building’s estimated fair value and its carrying value. No impairment charges were recorded during the years ended December 31, 2013 and 2012, respectively.

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

The Company further evaluates whether or not all assets in the trusts have other-than-temporary impairments based upon a number of criteria including the severity of the impairment, length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired. The Company tests goodwill for impairment using a two-step test. In the first step of the test, the Company compares the fair value of the reporting unit to its carrying amount, including goodwill. The Company determines the fair value of each reporting unit using the income approach. The Company does not record an impairment of goodwill in instances where the fair value of a reporting unit exceeds its carrying amount. If the aggregate fair value of a reporting unit is less than the related carrying amount, the Company proceeds to the second step of the test in which it determines and records an impairment loss in an amount equal to the excess of the carrying amount of goodwill over the implied fair value. The goodwill impairment test is performed annually or more frequently if events or circumstances indicate that impairment may exist.

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

Pre-need sales are usually made on an installment contract basis. Contracts are usually for a period not to exceed 60 months with payments of principal and interest required. For those contracts that do not bear a market rate of interest, the Company imputes such interest based upon the prime rate plus 150 basis points, which resulted in a rate of 4.75% for contracts entered into during the years ended December 31, 2014, 2013 and 2012, in order to segregate the principal and interest component of the total contract value.

At the time of a pre-need sale, the Company records an account receivable in an amount equal to the total contract value less unearned finance income and any cash deposit paid, net of an estimated allowance for customer cancellations. The revenue from both the sales and interest component is deferred. Interest revenue is recognized utilizing the effective interest method. Sales revenue is recognized in accordance with the rules discussed below.

The allowance for customer cancellations is established based on management’s estimates of expected cancellations and historical experiences and is currently averaging approximately 10% of total contract values. Future cancellation rates may differ from this current estimate. Management will continue to evaluate cancellation rates and will make changes to the estimate should the need arise. Actual cancellations did not vary significantly from the estimates of expected cancellations at December 31, 2014 and December 31, 2013, respectively.

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

Net Income per Unit

Basic net income per unit is determined by dividing net income, after deducting the amount of net income allocated to the general partner interest from its issuance date of September 20, 2004, by the weighted average number of units outstanding during the period. Diluted net income per unit is calculated in the same manner as basic net income per unit, except that the weighted average number of outstanding units is increased to include the dilutive effect of outstanding unit options and phantom unit awards. All outstanding unit appreciation rights (see Note 11) that would have a dilutive effect were assumed to be exercised and converted to common units using the average fair market value of a common unit for the period presented. Also, the average phantom units outstanding during the period were assumed to be converted to common units for the period presented. The diluted weighted average number of limited partners’ units outstanding presented on the consolidated statement of operations does not include 164,709 units, 297,078 units and 253,384 units for the years ended December 31, 2014, 2013 and 2012, respectively, as their effects would be anti-dilutive.

New Accounting Pronouncements

In the second quarter of 2014, the Financial Accounting Standards Board issued Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which supersedes the revenue recognition requirements in “Topic 605—Revenue Recognition” and most industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently in the process of evaluating the potential impact of this update on its financial statements.

In the first quarter of 2015, the Financial Accounting Standards Board issued Update No. 2015-02, “Consolidation (Topic 810)” (“ASU 2015-02”), which amends previous consolidation analysis guidance. ASU 2015-02 requires companies to consider revised consolidation criteria regarding limited partnerships and similar legal entities. The amendments are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early application is permitted. The Company is currently in the process of evaluating the impact of this update, which is not expected to have a significant impact on its financial position, results of operations, or cash flows.

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

2.	LONG-TERM ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

Long-term accounts receivable, net, consisted of the following:

	As of December 31,
	2014	2013
	(in thousands)
Customer receivables	$194,537	$174,062
Unearned finance income	(20,360)	(20,005)
Allowance for contract cancellations	(22,138)	(20,275)

	152,039	133,782
Less: current portion—net of allowance	62,503	55,415

Long-term portion—net of allowance	$89,536	$78,367

Activity in the allowance for contract cancellations is as follows:

	For the Year Ended December 31,
	2014	2013	2012
	(in thousands)
Balance—Beginning of period	$20,275	$17,933	$17,582
Provision for cancellations	20,870	20,069	16,768
Charge-offs—net	(19,007)	(17,727)	(16,417)

Balance—End of period	$22,138	$20,275	$17,933

The Company’s customer receivables are considered financing receivables as they primarily relate to pre-need sales. These sales are usually made using interest-bearing installment contracts and result in interest income over the contract term. The interest income is recorded when the interest amount is considered realizable and collectible, which coincides with payment. Interest income is not recognized until payments are collected in accordance with the contract. At the time of a pre-need sale, the Company records an account receivable in an amount equal to the total contract value less unearned finance income and any cash deposit paid, net of an estimated allowance for customer cancellations. Contracts are usually for a period not to exceed 60 months. The Company has a standard contractual agreement that it executes related to these receivables and therefore the Company only has one portfolio segment of receivables with no separate classes of receivables within that segment. The customer receivables are pledged as collateral for certain of the Company’s long-term borrowings.

Management evaluates customer receivables for impairment on an individual contract basis based upon the age of the receivable and the customer’s payment history. Since the Company’s receivables primarily relate to pre-need sales, the Company has not performed the service or fulfilled all of its obligations for the merchandise to which the receivable relates. As a result, the Company can be flexible with customers that have difficulty making payments and the Company usually does not write-off a receivable until all possible collection efforts have been exhausted and when a write-off occurs, it is usually for the full remaining balance.

Since the Company has not yet provided consideration under the pre-need contracts, a payment term modification as described in the preceding paragraph is not deemed a concession since it is a better economic alternative than cancelling the contract or payment default. Similarly, due to the lack of loss exposure since the entity has not yet fulfilled its obligations, the Company defines the past due period as the time since a payment was received. Collection efforts and impairment analyses are focused on those receivables that are 90 days past due. As of December 31, 2014 and 2013, approximately 11% and 10%, respectively, of the Company’s gross accounts receivable balance were 90 days past due.

The allowance for customer cancellations is established based on management’s estimates of expected cancellations primarily from historical experiences, and is currently averaging approximately 10% of total contract values. Future cancellation rates may differ from this current estimate. Management will continue to evaluate cancellation rates and will make changes to the estimate should the need arise. Actual cancellations did not vary significantly from the estimates of expected cancellations for the reporting periods presented.

3.	CEMETERY PROPERTY

Cemetery property consists of the following:

	As of December 31,
	2014	2013
	(in thousands)
Developed land	$79,058	$72,458
Undeveloped land	172,238	163,997
Mausoleum crypts and lawn crypts	78,524	70,216
Other land	10,028	9,798

Total	$339,848	$316,469

4.	PROPERTY AND EQUIPMENT

Major classes of property and equipment follow:

	As of December 31,
	2014	2013
	(in thousands)
Building and improvements	$108,178	$91,575
Furniture and equipment	49,290	44,828

	157,468	136,403
Less: accumulated depreciation	(57,077)	(51,396)

Property and equipment—net	$100,391	$85,007

Depreciation expense was $8.9 million, $7.5 million and $7.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

5.	MERCHANDISE TRUSTS

At December 31, 2014 and December 31, 2013, the Company’s merchandise trusts consisted of the following types of assets:

•	Money Market Funds that invest in low risk short term securities;

•	Publicly traded mutual funds that invest in underlying debt securities;

•	Publicly traded mutual funds that invest in underlying equity securities;

•	Equity investments primarily in securities that are currently paying dividends or distributions. These investments include Master Limited Partnerships and global equity securities;

•	Fixed maturity debt securities issued by various corporate entities; and

•	Fixed maturity debt securities issued by U.S. states and local government agencies.

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

The Company has included $8.3 million of investments held in trust by the West Virginia Funeral Directors Association at December 31, 2014 and December 31, 2013, in its merchandise trust assets. As required by law, the Company deposits a portion of certain funeral merchandise sales in West Virginia into a trust that is held by the West Virginia Funeral Directors Association. These trusts are recorded at their account value, which approximates their fair value.

The cost and market value associated with the assets held in the merchandise trusts at December 31, 2014 and December 31, 2013 were as follows:

As of December 31, 2014	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Short-term investments	$52,521	$—	$—	$52,521
Fixed maturities:
U.S. State and local government agency	270	—	(1)	269
Corporate debt securities	9,400	23	(447)	8,976
Other debt securities	7,157	—	(18)	7,139

Total fixed maturities	16,827	23	(466)	16,384

Mutual funds—debt securities	150,477	869	(8,666)	142,680
Mutual funds—equity securities	167,353	12,568	(463)	179,458
Equity securities	81,639	4,167	(5,507)	80,299
Other invested assets	5,400	—	(241)	5,159

Total managed investments	$474,217	$17,627	$(15,343)	$476,501

West Virginia Trust Receivable	8,319	—	—	8,319

Total	$482,536	$17,627	$(15,343)	$484,820

As of December 31, 2013	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Short-term investments	$46,518	$—	$—	$46,518
Fixed maturities:
Corporate debt securities	9,105	162	(96)	9,171
Other debt securities	7,336	—	(12)	7,324

Total fixed maturities	16,441	162	(108)	16,495

Mutual funds—debt securities	117,761	729	(7,157)	111,333
Mutual funds—equity securities	144,249	16,610	(3,329)	157,530
Equity securities	81,520	5,267	(1,092)	85,695
Other invested assets	5,809	—	(86)	5,723

Total managed investments	$412,298	$22,768	$(11,772)	$423,294

West Virginia Trust Receivable	8,262	—	—	8,262

Total	$420,560	$22,768	$(11,772)	$431,556

The contractual maturities of debt securities as of December 31, 2014 and December 31, 2013 are presented below:

As of December 31, 2014	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
	(in thousands)
U.S. State and local government agency	$—	$71	$161	$37
Corporate debt securities	1	5,339	3,636	—
Other debt securities	891	6,248	—	—

Total fixed maturities	$892	$11,658	$3,797	$37

As of December 31, 2013	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
	(in thousands)
Corporate debt securities	$—	$4,332	$4,839	$—
Other debt securities	2,150	5,174	—	—

Total fixed maturities	$2,150	$9,506	$4,839	$—

Temporary Declines in Fair Value

The Company evaluates declines in fair value below cost of each individual asset held in the merchandise trusts on a quarterly basis.

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at December 31, 2014 and December 31, 2013 is presented below:

	Less than 12 months		12 Months or more		Total		Number of Securities in Loss Position
As of December 31, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands, except number of securities data)
Fixed maturities:
U.S. State and local government agency	$143	$1	$—	$—	$143	$1	3
Corporate debt securities	5,905	342	1,506	105	7,411	447	58
Other debt securities	2,370	8	4,769	10	7,139	18	13

Total fixed maturities	8,418	351	6,275	115	14,693	466	74

Mutual funds—debt securities	32,072	1,039	95,629	7,627	127,701	8,666	34
Mutual funds—equity securities	4,147	463	—	—	4,147	463	2
Equity securities	44,563	4,641	3,909	866	48,472	5,507	60
Other invested assets	—	—	4,881	241	4,881	241	1

Total	$89,200	$6,494	$110,694	$8,849	$199,894	$15,343	171

	Less than 12 months		12 Months or more		Total		Number of Securities in Loss Position
As of December 31, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands, except number of securities data)
Fixed maturities:
Corporate debt securities	$2,812	$43	$1,249	$53	$4,061	$96	29
Other debt securities	5,329	8	995	4	6,324	12	14

Total fixed maturities	8,141	51	2,244	57	10,385	108	43

Mutual funds—debt securities	87,113	6,724	6,485	433	93,598	7,157	13
Mutual funds—equity securities	29,993	2,444	4,217	885	34,210	3,329	2
Equity securities	25,379	1,031	1,492	61	26,871	1,092	33
Other invested assets	2,266	86	—	—	2,266	86	1

Total	$152,892	$10,336	$14,438	$1,436	$167,330	$11,772	92

There were 171 and 92 securities in an unrealized loss position in merchandise trusts as of December 31, 2014 and December 31, 2013, respectively, of which 39 and 19, respectively, were in an unrealized loss position for more than twelve months. For all securities in an unrealized loss position, the Company evaluated the severity of the impairment and length of time that a security has been in a loss position and has concluded the decline in fair value below the asset’s cost was temporary in nature. In addition, the Company is not aware of any circumstances that would prevent the future market value recovery for these securities.

Other-Than-Temporary Impairment of Trust Assets

In accordance with ASC 320-10-65-1, the Company assesses whether an impairment is other-than-temporary by performing any of the following, as applicable:

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

During the year ended December 31, 2014, the Company determined that there were 4 securities with an aggregate cost basis of approximately $0.9 million and an aggregate fair value of approximately $0.5 million, resulting in an impairment of $0.4 million, wherein such impairment was considered to be other-than-temporary. During the year ended December 31, 2013, the Company determined that there were 7 securities with an aggregate cost basis of approximately $2.6 million and an aggregate fair value of approximately $1.6 million, resulting in an impairment of $1.0 million, wherein such impairment was considered to be other-than-temporary. Accordingly, the Company adjusted the cost basis of these assets to their current value and offset this change against deferred revenue. This reduction in deferred revenue will be reflected in earnings in future periods as the underlying merchandise is delivered or the underlying service is performed.

A reconciliation of the Company’s merchandise trust activities for the years ended December 31, 2014 and December 31, 2013 is presented below:

Year ended December 31, 2014
Fair Value at 12/31/2013	Contribution	Distributions	Interest/ Dividends	Capital Gain Distributions	Realized Gain/ Loss	Taxes	Fees	Unrealized Change in Fair Value	Fair Value at 12/31/2014
(in thousands)
$431,556	87,271	(57,788)	21,827	1,242	14,857	(2,543)	(2,890)	(8,712)	$484,820

Year ended December 31, 2013
Fair Value at 12/31/2012	Contributions	Distributions	Interest/ Dividends	Capital Gain Distributions	Realized Gain/ Loss	Taxes	Fees	Unrealized Change in Fair Value	Fair Value at 12/31/2013
(in thousands)
$375,973	68,305	(55,891)	18,176	—	19,502	(2,986)	(2,887)	10,396	$431,556

The Company made net contributions into the trusts of approximately $29.5 million and $12.4 million during the years ended December 31, 2014 and 2013, respectively. During the year ended December 31, 2014, purchases and sales of securities available for sale included in trust investments were approximately $430.5 million and $440.8 million, respectively. During the year ended December 31, 2013, purchases and sales of securities available for sale included in trust investments were approximately $536.2 million and $540 million, respectively. Contributions include $34.2 million and $10.3 million of assets that were acquired through acquisitions during the years ended December 31, 2014 and 2013, respectively.

6.	PERPETUAL CARE TRUSTS

At December 31, 2014 and December 31, 2013, the Company’s perpetual care trusts consisted of the following types of assets:

•	Money Market Funds that invest in low risk short term securities;

•	Publicly traded mutual funds that invest in underlying debt securities;

•	Publicly traded mutual funds that invest in underlying equity securities;

•	Equity investments that are currently paying dividends or distributions. These investments include Master Limited Partnerships and global equity securities;

•	Fixed maturity debt securities issued by various corporate entities;

•	Fixed maturity debt securities issued by the U.S. Government and U.S. Government agencies; and

•	Fixed maturity debt securities issued by U.S. states and local government agencies.

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

The cost and market value associated with the assets held in the perpetual care trusts at December 31, 2014 and December 31, 2013 were as follows:

As of December 31, 2014	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Short-term investments	$26,644	$—	$—	$26,644
Fixed maturities:
U.S. Government and federal agency	100	16	—	116
U.S. State and local government agency	78	1	—	79
Corporate debt securities	24,275	104	(913)	23,466
Other debt securities	371	—	—	371

Total fixed maturities	24,824	121	(913)	24,032

Mutual funds—debt securities	128,735	379	(5,220)	123,894
Mutual funds—equity securities	103,701	23,003	(1,268)	125,436
Equity securities	30,617	14,704	(247)	45,074
Other invested assets	25	—	—	25

Total	$314,546	$38,207	$(7,648)	$345,105

As of December 31, 2013	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Short-term investments	$16,686	$—	$—	$16,686
Fixed maturities:
U.S. Government and federal agency	302	70	—	372
Corporate debt securities	24,378	340	(208)	24,510
Other debt securities	371	—	—	371

Total fixed maturities	25,051	410	(208)	25,253

Mutual funds—debt securities	121,493	466	(5,946)	116,013
Mutual funds—equity securities	93,243	22,521	(171)	115,593
Equity securities	25,580	12,283	(19)	37,844
Other invested assets	172	210	—	382

Total	$282,225	$35,890	$(6,344)	$311,771

The contractual maturities of debt securities as of December 31, 2014 and December 31, 2013 were as follows:

As of December 31, 2014	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
	(in thousands)
U.S. Government and federal agency	$—	$116	$—	$—
U.S. State and local government agency	79	—	—	—
Corporate debt securities	627	14,548	8,258	33
Other debt securities	371	—	—	—

Total fixed maturities	$1,077	$14,664	$8,258	$33

As of December 31, 2013	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
	(in thousands)
U.S. Government and federal agency	$253	$119	$—	$—
Corporate debt securities	115	11,943	12,451	1
Other debt securities	371	—	—	—

Total fixed maturities	$739	$12,062	$12,451	$1

Temporary Declines in Fair Value

The Company evaluates declines in fair value below cost of each individual asset held in the perpetual care trusts on a quarterly basis.

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at December 31, 2014 and December 31, 2013 is presented below:

	Less than 12 months		12 Months or more		Total		Number of Securities in Loss Position
As of December 31, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands, except number of securities data)
Fixed maturities:
Corporate debt securities	$14,434	$798	$2,519	$115	$16,953	$913	83

Total fixed maturities	14,434	798	2,519	115	16,953	913	83

Mutual funds—debt securities	30,345	768	86,814	4,452	117,159	5,220	31
Mutual funds—equity securities	13,035	1,268	—	—	13,035	1,268	5
Equity securities	3,866	245	620	2	4,486	247	29

Total	$61,680	$3,079	$89,953	$4,569	$151,633	$7,648	148

	Less than 12 months		12 Months or more		Total		Number of Securities in Loss Position
As of December 31, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands, except number of securities data)
Fixed maturities:
Corporate debt securities	$5,664	$93	$3,122	$115	$8,786	$208	29

Total fixed maturities	5,664	93	3,122	115	8,786	208	29

Mutual funds—debt securities	93,473	4,781	16,367	1,165	109,840	5,946	13
Mutual funds—equity securities	1,185	171	—	—	1,185	171	1
Equity securities	513	19	—	—	513	19	3

Total	$100,835	$5,064	$19,489	$1,280	$120,324	$6,344	46

There were 148 and 46 securities in an unrealized loss position in perpetual care trusts as of December 31, 2014 and December 31, 2013, respectively, of which 20 and 13, respectively, were in an unrealized loss position for more than twelve months. For all securities in an unrealized loss position, the Company evaluated the severity of the impairment and length of time that a security has been in a loss position and has concluded the decline in fair value below the asset’s cost was temporary in nature. In addition, the Company is not aware of any circumstances that would prevent the future market value recovery for these securities.

Other-Than-Temporary Impairment of Trust Assets

Refer to Note 5 for a detailed discussion of the accounting rules related to other-than-temporarily impaired assets and the Company’s procedures for evaluating whether impairment to assets is other than temporary.

During the year ended December 31, 2014, the Company determined that there were 4 securities with an aggregate cost basis of approximately $1.4 million and an aggregate fair value of approximately $0.8 million, resulting in an impairment of $0.6 million, wherein such impairment was considered to be other-than-temporary. Accordingly, the Company adjusted the cost basis of these assets to their current value and offset this change against the liability for perpetual care trust corpus.

During the year ended December 31, 2013, the Company determined that there were no other than temporary impairments to the investment portfolio in the perpetual care trusts.

A reconciliation of the Company’s perpetual care trust activities for the years ended December 31, 2014 and 2013 is presented below:

Year ended December 31, 2014
Fair Value at 12/31/2013	Contributions	Distributions	Interest/ Dividends	Capital Gain Distributions	Realized Gain/ Loss	Taxes	Fees	Unrealized Change in Fair Value	Fair Value at 12/31/2014
(in thousands)
$311,771	34,332	(14,308)	15,044	125	(164)	(654)	(2,054)	1,013	$345,105
Year ended December 31, 2013
Fair Value at 12/31/2012	Contributions	Distributions	Interest/ Dividends	Capital Gain Distributions	Realized Gain/ Loss	Taxes	Fees	Unrealized Change in Fair Value	Fair Value at 12/31/2013
(in thousands)
$282,313	11,000	(13,176)	15,699	—	4,725	(739)	(2,230)	14,179	$311,771

The Company made net contributions into the trust of approximately $20.0 million during the year ended December 31, 2014 and net withdrawals out of the trust of approximately $2.2 million during the year ended December 31, 2013. During the year ended December 31, 2014, purchases and sales of securities available for sale included in trust investments were approximately $157.5 million and $165.7 million, respectively. During the year ended December 31, 2013, purchases and sales of securities available for sale included in trust investments were approximately $114.6 million and $110.8 million, respectively. Contributions include $17.6 million and $5.9 million of assets that were acquired through acquisitions during the years ended December 31, 2014 and 2013, respectively.

7.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company has recorded goodwill of approximately $58.8 million and $48.7 million as of December 31, 2014 and 2013, respectively. This amount represents the excess of the purchase price over the fair value of identifiable net assets acquired in acquisitions. See Note 13 for further details.

A rollforward of goodwill by reportable segment is as follows:

	Cemeteries			Funeral Homes	Total
	Southeast	Northeast	West
	(in thousands)
Balance as of January 1, 2013	$6,174	$—	$11,948	$24,270	$42,392
Goodwill acquired from acquisitions during 2013	—	—	—	6,345	6,345

Balance as of December 31, 2013	6,174	—	11,948	30,615	48,737

Goodwill acquired from acquisitions during 2014	2,776	3,288	—	4,035	10,099

Balance as of December 31, 2014	$8,950	$3,288	$11,948	$34,650	$58,836

The Company evaluates the carrying value of goodwill during the fourth quarter of each year or more frequently if events and circumstances indicate that the asset may have been impaired. No impairment of the Company’s goodwill has been identified during the years ended December 31, 2014, 2013 or 2012.

Other Acquired Intangible Assets

The Company has other acquired intangible assets, most of which have been recognized as a result of acquisitions and long-term lease, management and operating agreements. All of the intangible assets are amortized as a component of depreciation and amortization in the consolidated statement of operations. The major classes of intangible assets are as follows:

	As of December 31, 2014			As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net Intangible Asset
	(in thousands)
Amortized intangible assets:
Lease and management agreements	$59,758	$(581)	$59,177	$—	$—	$—
Underlying contract value	6,239	(858)	5,381	6,239	(702)	5,537
Non-compete agreements	5,250	(2,126)	3,124	7,950	(4,003)	3,947
Other intangible assets	1,439	(131)	1,308	269	(98)	171

Total intangible assets	$72,686	$(3,696)	$68,990	$14,458	$(4,803)	$9,655

Lease and Management Agreements

On May 28, 2014, the Company and the Archdiocese of Philadelphia closed a transaction involving a lease agreement and a management agreement, pursuant to which the Company will operate 13 cemeteries in Pennsylvania for a term of 60 years, subject to certain termination provisions. Refer to Note 13 for a detailed discussion of this transaction. The Company recorded the underlying value of the lease and management agreements as a contract-based intangible asset at the present value of the consideration, less the fair value of net assets acquired. The discounted value will be amortized over the term of the agreements and was determined using an effective annual rate of 8.3%, which represents an estimate of the return an investor would require to make this type of investment in the Company over the rent payment period. The costs associated with obtaining the rights pursuant to these agreements were also capitalized and will be amortized over the life of the agreements.

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

Non-Compete Agreements

In connection with certain acquisitions entered into in 2014, 2013, 2012, 2011 and 2010, the Company entered into non-compete agreements with the former owners of the acquired entities (See Note 13 for further details). The non-compete agreements were valued in purchase accounting at a fair value of approximately $5.3 million. The fair value was determined by comparing the discounted cash flows of the acquired business with and without competition as of the date of acquisition. The non-compete agreements are being amortized on the straight-line basis over the life of the agreements, which is 4 to 6 years.

Other Intangible Assets

Relating to its second quarter 2014 acquisition, the Company recorded an intangible asset of $1.2 million for a favorable interest in a lease at one of the acquired North Carolina funeral home businesses. This asset will be amortized over the full remaining term of the lease agreement, which is approximately thirty-six years, with renewals. The remaining gross carrying amount of $0.2 million pertains to naming rights, which are being amortized over the term of twenty years.

Compared to $2.1 million for the year ended December 31, 2014, amortization expense related to intangible assets with definite lives is estimated to be the following for each of the next five years:

For the Year Ending December 31,	Amortization Expense
(in thousands)
2015	$2,170
2016	2,099
2017	1,875
2018	1,626
2019	$1,359

8.	LONG-TERM DEBT

The Company had the following outstanding debt:

	As of December 31,
	2014	2013
	(in thousands)
7.875% Senior Notes, due June 2021	$175,000	$175,000
Credit Facility, due December 2019:
Working Capital Draws	85,902	114,002
Acquisition Draws	25,000	—
Notes payable—acquisition debt	861	1,571
Notes payable—acquisition non-competes	2,765	3,945
Insurance and vehicle financing	1,632	1,529

Total	291,160	296,047
Less current portion	2,251	2,916
Less unamortized bond and note payable discounts	3,531	4,115

Long-term portion	$285,378	$289,016

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

The net proceeds from the Notes Offering were used to retire a $150.0 million aggregate principal amount of 10.25% Senior Notes due 2017 (the “Prior Senior Notes”), as described below, and the remaining proceeds were used for general corporate purposes. The Senior Notes were issued at 97.832% of par resulting in gross proceeds of $171.2 million with an original issue discount of approximately $3.8 million. The Company incurred debt issuance costs and fees of approximately $4.6 million. These costs and fees are deferred and will be amortized over the life of these notes. The Senior Notes are valued using Level 2 inputs as defined by the Fair Value Measurements and Disclosures topic of the ASC in Note 15. Based on trades made on December 31, 2014, the Company has estimated the fair value of its Senior Notes to be in excess of par and trading at a premium of 4.125%, which would imply a fair value of $182.2 million, at December 31, 2014.

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

The Indenture requires the Issuers and/or the Guarantors, as applicable, to comply with various covenants including, but not limited to, covenants that, subject to certain exceptions, limit the Company’s and its Restricted Subsidiaries’ ability to (i) incur additional indebtedness; (ii) make certain dividends, distributions, redemptions or investments; (iii) enter into certain transactions with affiliates; (iv) create, incur, assume or permit to exist certain liens against their assets; (v) make certain sales of their assets; and (vi) engage in certain mergers, consolidations or sales of all or substantially all of their assets. The Indenture also contains various affirmative covenants regarding, among other things, delivery of certain reports filed with the SEC and materials required pursuant to Rule 144A under the Securities Act to holders of the Senior Notes and joinder of future subsidiaries as Guarantors under the Indenture. As of December 31, 2014, the Company was in compliance with all applicable covenants under the Indenture.

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

Credit Facility

On April 29, 2011, the Company replaced its Amended and Restated Credit Agreement (the “Original Credit Agreement”) with the Second Amended and Restated Credit Agreement (the “Second Credit Agreement”)

among the Operating Company as the Borrower, each of the subsidiaries of the Operating Company as additional Borrowers, the General Partner and the Company as Guarantors, the Lenders identified therein, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer. The terms of the Second Credit Agreement were substantially the same as the terms of the Original Credit Agreement, as amended. The primary purpose of entering into the Second Credit Agreement was to consolidate the amendments to the Original Credit Agreement and to update outdated references. The Second Credit Agreement provided for an Acquisition Credit Facility of $65.0 million and a Revolving Credit Facility of $55.0 million. The Second Credit Agreement was further amended two times prior to January 19, 2012.

On January 19, 2012, the Company entered into the Third Amended and Restated Credit Agreement (the “Third Credit Agreement”). The terms of the Third Credit Agreement were substantially the same as the terms of the Second Credit Agreement, as amended. The Third Credit Agreement consolidated the Acquisition Credit Facility and the Revolving Credit Facility into a single revolving credit facility with a borrowing limit of $130.0 million.

The Third Credit Agreement was amended four times prior to December 19, 2014, to, among other things, amend borrowing levels, interest rates and covenants, and to allow additional indebtedness in connection with the Senior Notes issuance. On May 22, 2014, the Company entered into the Fourth Amendment to the Credit Agreement. The Fourth Amendment increased the maximum Consolidated Leverage Ratio to 4.00 to 1.0 for any period and amended the definition of Consolidated EBITDA to, among other things, remove existing balance sheet adjustments and replace them with certain cash flow statement adjustments. The Fourth Amendment also contained certain conforming changes to reflect the Lenders’ consent to the closing of the transactions with the Archdiocese of Philadelphia and Service Corporation International, both of which took place in the second quarter of 2014 and are described in detail in Note 13.

On December 19, 2014, the Partnership entered into the Fourth Amended and Restated Credit Agreement (the “Credit Agreement”) among StoneMor Operating LLC as a Borrower (the “Operating Company”), each of the subsidiaries of the Operating Company as additional Borrowers (together with the Operating Company, the “Borrowers”), StoneMor GP LLC, the general partner of the Partnership, and the Partnership as Guarantors, the Lenders identified therein, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer. In addition, on the same date, the Borrowers, the Guarantors and Bank of America, N.A. entered into the Second Amended and Restated Security Agreement (the “Security Agreement”) and the Second Amended and Restated Pledge Agreement (the “Pledge Agreement”, and together with the Credit Agreement and the Security Agreement, the “New Agreements”).

The New Agreements replaced the Partnership’s Third Amended and Restated Credit Agreement, dated January 19, 2012, as amended (the “Prior Credit Agreement”), Amended and Restated Security Agreement, dated April 29, 2011, as amended, and Amended and Restated Pledge Agreement, dated April 29, 2011, as amended (collectively, the “Prior Agreements”). The primary purposes of entering into the New Agreements were to consolidate the amendments to the Prior Agreements into the New Agreements, increase the aggregate principal amount of permitted borrowings under the Credit Agreement and modify the mechanics of the revolving credit facility to provide for Acquisition Draws and Working Capital Draws.

The Credit Agreement provides for a single revolving credit facility of $180.0 million (the “Credit Facility”) maturing on December 19, 2019. Additionally the Credit Agreement provides for an uncommitted ability to increase the Credit Facility by an additional $70.0 million. The summary of the material terms of the New Agreements is set forth below. Capitalized terms, which are not defined in the following description, shall have the meaning assigned to such terms in the New Agreements.

At December 31, 2014, amounts outstanding under the Credit Facility bore interest at rates between 3.5% and 5.5%. The interest rates on the Credit Facility are calculated as follows:

•	For Eurodollar Rate Loans, the outstanding principal amount thereof bears interest for each Interest Period at a rate per annum equal to the Eurodollar Rate for the Interest Period plus the Applicable Rate for Eurodollar Rate Loans; and

•	For Base Rate Loans and Swing Line Loans, the outstanding principal amount thereof bears interest from the applicable borrowing date at a rate per annum equal to the Base Rate plus the Applicable Rate for Base Rate Loans.

In addition, the Borrowers must pay a Letter of Credit Fee for each Letter of Credit equal to the Applicable Rate for Letter of Credit Fees times the daily amount to be drawn under such Letter of Credit. The Applicable Rate is determined based on the Consolidated Leverage Ratio of the Partnership and its Subsidiaries, and ranges from 2.25% to 4.00% for Eurodollar Rate Loans and Letter of Credit Fees, and 1.25% to 3.00% for Base Rate Loans. The current Applicable Rate for each of: (i) Eurodollar Rate Loans and Letter of Credit Fees is 3.25% and (ii) Base Rate Loans is 2.25% based on the current Consolidated Leverage Ratio. The Credit Agreement also requires the Borrowers to pay a quarterly unused commitment fee, which is calculated based on the amount by which the commitments under the Credit Agreement exceed the usage of such commitments.

The Credit Agreement contains financial covenants, pursuant to which the Borrowers and the Guarantors will not permit:

•	Consolidated EBITDA for any Measurement Period to be less than the sum of (i) $80.0 million plus (ii) 80% of the aggregate of all Consolidated EBITDA for each Permitted Acquisition completed after June 30, 2014;

•	the Consolidated Debt Service Coverage Ratio to be less than 2.50 to 1.0 for any Measurement Period; and

•	the Consolidated Leverage Ratio to be greater than 4.00 to 1.0 for any period.

The covenants include, among other limitations, limitations on: (i) liens, (ii) the creation or incurrence of debt, (iii) investments and acquisitions, (iv) dispositions of property, (v) dividends, distributions and redemptions, and (vi) transactions with Affiliates.

The Credit Agreement provides that two types of draws are permitted with respect to the Credit Facility: Acquisition Draws and Working Capital Draws. The proceeds of Acquisition Draws may be utilized by the Borrowers to finance Permitted Acquisitions, the purchase and construction of mausoleums and related costs or the net amount of Merchandise Trust deposits made after the Closing Date under the Credit Agreement, irrespective of whether such amounts relate to new or existing cemeteries or funeral homes. The proceeds of Working Capital Draws, Letters of Credit and Swing Line Loans may be utilized by the Borrowers to finance working capital requirements, Capital Expenditures and for other general corporate purposes. The borrowing of Working Capital Advances is subject to a borrowing formula of 85% of Eligible Receivables. This limit was $128.6 million at December 31, 2014.

Each Acquisition Draw is subject to equal quarterly amortization of the principal amount of such draw, with annual principal payments comprised of ten percent (10%) of the related draw amount, commencing on the second anniversary of such draw, with the remaining principal due on the Maturity Date, subject to certain mandatory prepayment requirements. Working Capital Draws are due on the Maturity Date, subject to certain mandatory prepayment requirements.

The Borrowers’ obligations under the Credit Agreement are guaranteed by both the Partnership and StoneMor GP LLC.

Pursuant to the Security Agreement and the Pledge Agreement, the Borrowers’ obligations under the Credit Facility are secured by a first priority lien and security interest in substantially all of the Borrowers’ assets, whether then owned or thereafter acquired, excluding: (i) trust accounts, certain proceeds required by law to be placed into such trust accounts and funds held in trust accounts; (ii) StoneMor GP LLC’s interest in the Partnership, the incentive distribution rights under the Partnership’s partnership agreement and the deposit accounts of StoneMor GP LLC into which distributions are received; (iii) Equipment subject to a purchase money security interest or equipment lease permitted under the Credit Agreement and certain other contract rights under which contractual, legal or other restrictions on assignment would prohibit the creation of a security interest or such creation of a security interest would result in a default thereunder.

Events of Default under the Credit Agreement include, but are not limited to, the following:

•	non-payment of any principal, interest or other amounts due under the Credit Agreement or any other Credit Document;

•	failure to observe or perform any covenants related to: (i) the delivery of financial statements, compliance certificates, reports and other information; (ii) providing prompt notice of Defaults and other events; (iii) the preservation of the legal existence and good standing of each Borrower and Guarantor; (iv) the ability of the Administrative Agent and each Lender to visit and inspect properties, examine books and records, and discuss financial and business affairs with directors, officers and independent public accountants of each Borrower and Guarantor; (v) restrictions on the use of proceeds; (vi) guarantees by new Subsidiaries; (vii) the maintenance of corporate formalities for each Borrower and Guarantor; (viii) the maintenance of Trust Accounts and Trust Funds; and (ix) any of the negative covenants or financial covenants contained in the Credit Agreement;

•	failure to observe or perform any other covenant, if uncured 30 days after notice thereof is provided by the Administrative Agent or Lenders;

•	any default under any other Indebtedness of the Borrowers or Guarantors;

•	any insolvency proceedings by a Borrower or Guarantor;

•	the insolvency of any Borrower or Guarantor, or a writ of attachment or execution or similar process issuing or being levied against any material part of the property of a Borrower or Guarantor; and

•	any Change in Control.

The New Agreements also include various representations, warranties and covenants and indemnification provisions customary for transactions of this nature.

Some of the Lenders and their respective affiliates have acted as lenders under the Prior Credit Agreement and engaged in, and may in the future engage in, investment banking and other commercial dealings with the Partnership and its affiliates for which they have received, and will receive, customary fees and expenses.

The Credit Facility approximates fair value as it consists of multiple current LIBOR borrowings with maturities of 90 days or less, with amounts that can be rolled-over or reborrowed at market rates. It is valued using Level 2 inputs.

As of December 31, 2014, there were $110.9 million of outstanding borrowings under the Credit Facility. The carrying amount of the debt approximates its fair value. At December 31, 2014, the Consolidated Leverage Ratio and the Consolidated Debt Service Coverage Ratio were 3.02 and 4.63, respectively. As of December 31, 2014, the Company complied with all applicable financial covenants.

The Company routinely incurs debt financing costs and fees when borrowing under, or making amendments to, the Credit Facility. These costs and fees are deferred and are amortized over the life of the Credit Facility.

Notes Payable Acquisitions

In July of 2009, certain of the Company’s subsidiaries entered into a $1.4 million note purchase agreement in connection with an operating agreement in which the Company became the exclusive operator of Green Lawn Cemetery (the “Green Lawn Note”). The Green Lawn Note bears interest at a rate of 6.5% per year on unpaid principal and is payable monthly, beginning on August 1, 2009. Principal on the note is due in 96 equal installments beginning on July 1, 2011. At December 31, 2014 and 2013, the liability related to the installment note was stated on the Company’s consolidated balance sheet at approximately $0.9 million and $1.0 million, respectively.

In June of 2010, certain of the Company’s subsidiaries issued two installment notes in connection with the second quarter acquisition (the “Nelms Notes”). The installment notes did not have a stated rate of interest. The Company recorded the installment notes at their fair market value of approximately $2.6 million. The face amounts of the Nelms Notes were discounted approximately $0.7 million, and the discount was amortized to interest expense over the life of the installment notes. The notes bore 10.25% interest per annum on the portion of the outstanding balance after the maturity date or while there existed any uncured event of default or the exercise by lender of any remedies following the occurrence and during the continuance of any event of default. At December 31, 2013, the liability related to the Nelms Notes was stated on the Company’s consolidated balance sheet at approximately $0.1 million. The Nelms Notes were paid over a 4 year period and matured on April 1, 2014.

In February 2013, certain of the Company’s subsidiaries issued an unsecured promissory note in the principal amount of $3.0 million in connection with the first quarter 2013 acquisition discussed in Note 13. The promissory note bore interest at a rate of 5% and any unpaid balance was due 12 months from closing. At December 31, 2013, the liability related to this promissory note was stated on the Company’s consolidated balance sheet at approximately $0.5 million. The promissory note was paid off during the first quarter of 2014.

The carrying amounts of the notes payable approximate their fair value.

Acquisition Non-Compete Notes

In connection with several of the Company’s 2013, 2012, 2011 and 2010 acquisitions, certain of the Company’s subsidiaries issued installment notes in consideration for non-compete agreements executed with the former owners of the acquired entities. The installment notes have varying payment terms and mature between April 1, 2014 and February 19, 2019. The installment notes do not have a stated rate of interest. At inception, the Company recorded the installment notes at their fair market value of approximately $4.0 million. The face amounts of the installment notes were discounted approximately $0.9 million, and the discount is being amortized to interest expense over the life of the installment notes. At December 31, 2014 and 2013, the liability related to the installment notes, net of discounts, was stated on the Company’s consolidated balance sheet at approximately $2.5 million and $3.4 million, respectively. The carrying amounts of the installment notes approximate their fair value.

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

Components of the income tax expense (benefit) applicable to continuing operations for federal, state and foreign taxes are as follows:

	Years ended December 31,
	2014	2013	2012
	(in thousands)
Current provision:
State	$869	$685	$616
Federal	—	—	(8)
Foreign	302	(125)	—

Total	1,171	560	608

Deferred provision:
State	313	292	(196)
Federal	2,429	(3,156)	(2,202)

Total	2,742	(2,864)	(2,398)

Total income tax expense (benefit)	$3,913	$(2,304)	$(1,790)

The difference between the statutory federal income tax and the Company’s effective income tax is summarized as follows:

	Years ended December 31,
	2014	2013	2012
	(in thousands)
Computed tax provision (benefit) at the applicable statutory tax rate	$(2,401)	$(7,468)	$(1,681)
State and local taxes net of federal income tax benefit	1,069	464	400
Tax exempt (income) loss	1,031	1,542	697
Change in valuation allowance	10,855	9,203	3,857
Partnership earnings not subject to tax	(6,628)	(2,540)	(5,088)
Permanent differences	(62)	(3,337)	25
Other	49	(168)	—

Income tax expense (benefit)	$3,913	$(2,304)	$(1,790)

Deferred tax assets and liabilities result from the following:

	As of December 31,
	2014	2013
	(in thousands)
Deferred tax assets:
Prepaid expenses	$5,373	$4,452
State net operating loss	13,015	11,483
Federal net operating loss	78,084	68,008
Alternative minimum tax credit	82	77
Unrealized losses (gains)	(913)	(4,398)
Valuation allowance	(57,148)	(43,027)

Total deferred tax assets	38,493	36,595

Deferred tax liabilities:
Property, plant and equipment	8,058	5,565
Deferred revenue related to future revenues and accounts receivable	39,164	34,100
Deferred revenue related to cemetery property	8,939	9,295

Total deferred tax liabilities	56,161	48,960

Net deferred tax liabilities	$17,668	$12,365

At December 31, 2014, the Company had available approximately less than $0.2 million of alternative minimum tax credit carryforwards, which are available indefinitely, and $223.1 million of federal net operating loss carryforwards, which will begin to expire in 2017 and $272.0 million in state net operating loss carryforwards, a portion of which expires annually.

Management periodically evaluates all evidence, both positive and negative, in determining whether a valuation allowance to reduce the carrying value of deferred tax assets is required. In 2014 and 2013, the Company concluded, based on the projected allocations of taxable income, that a deferred tax asset of less than $0.1 million and $0.1 million, respectively, will more likely than not be realized on several subsidiaries. In addition, several separate taxable subsidiaries were in a deferred tax liability position at December 31, 2013 and recognized those liabilities. The vast majority of the taxable subsidiaries continue to accumulate deferred tax assets that will not more likely than not be realized. A full valuation allowance continues to be maintained on these taxable subsidiaries. Ultimate realization of the deferred tax assets is dependent upon, among other factors, the Partnership’s corporate subsidiaries’ ability to generate sufficient taxable income within the carryforward periods and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used.

The Company follows the provisions of ASC Topic 740 (“ASC 740”) which requires that the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. As of December 31, 2014 and 2013, the Company does not have any unrecognized tax benefits related to uncertain tax positions.

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

The Company is not currently under examination by any federal or state jurisdictions. The federal statute of limitations and certain state statutes of limitations are open from 2011 forward. Management believes that the accrual for tax liabilities is adequate for all open years. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. On the basis of present information, it is the opinion of the Company’s management that there are no pending assessments that will result in a material effect on the Company’s consolidated financial statements over the next twelve months.

The Company recognizes any interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses for all periods presented. The Company has not recorded any material interest or penalties during any of the years presented.

The net change in the valuation allowance for 2014 was an increase of $14.1 million. This change in the valuation allowance is the result of the change in unrealized gains and losses of the Company’s investment portfolio, which is recorded within deferred revenues, net; the results of acquisition accounting; net operating losses that are more likely than not to be realized and net operating losses that do not meet the more likely than not standard.

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

At December 31, 2014 and 2013, deferred cemetery revenues, net, consisted of the following:

	As of December 31,
	2014	2013
	(in thousands)
Deferred cemetery revenue	$456,632	$403,250
Deferred merchandise trust revenue	104,717	88,730
Deferred merchandise trust unrealized gains (losses)	2,284	10,996
Deferred pre-acquisition margin	140,378	131,274
Deferred cost of goods sold	(60,603)	(54,257)

Deferred cemetery revenues, net	$643,408	$579,993

Deferred selling and obtaining costs	$97,795	$87,998

Deferred selling and obtaining costs are carried as an asset on the consolidated balance sheet in accordance with the Financial Services—Insurance topic of the ASC.

11.	LONG-TERM INCENTIVE AND RETIREMENT PLANS

Long-Term Incentive Plans

Overview

During 2014, the StoneMor Partners L.P. Long-Term Incentive Plan, as amended, referred to as the “2004 Plan,” expired pursuant to its terms. The General Partner’s Board of Directors had adopted the 2004 plan for its employees, consultants and directors, who performed services for the Company. The 2004 Plan permitted the grant of awards covering an aggregate of 1,124,000 common units in the form of unit options, unit appreciation rights (“UARs”), restricted units and phantom units. Outstanding awards under this plan continue in effect in accordance with their terms, but the Company is unable to grant new awards under this plan.

Shortly after the 2004 Plan’s expiration, the General Partner’s Board of Directors and the Company’s unitholders approved a new long-term incentive plan, referred to as the “2014 Plan.” This plan is substantially similar to the 2004 plan, but it permits the grant of awards covering an aggregate of 1,500,000 common units, a number that the board may increase by up to 100,000 common units per year. The 2014 plan also provides the Company with more flexibility in granting various types of awards and includes, for example, unit awards, which were not part of the 2004 Plan. The compensation committee of the General Partner’s Board of Directors administers these plans. The 2014 plan will continue in effect until the earliest of (i) the date determined by the General Partner’s Board of Directors; (ii) the date on which common units are no longer available for payment of awards under the plan; or (iii) the tenth anniversary of the approval of the incentive plan by the board.

The General Partner’s Board of Directors or compensation committee may, in their discretion, terminate, suspend or discontinue the 2014 Plan at any time with respect to any units for which a grant has not yet been made. The General Partner’s Board of Directors also has the right to alter or amend the 2014 Plan or any part of the plan from time to time. This right includes increasing the number of units that may be delivered in accordance with awards under the plan, subject to any approvals if required by the exchange on which the common units are listed at that time. No change in any outstanding grant may be made, however, that would materially impair the rights of the participant without the consent of the participant.

Awards under the 2014 Plan may be in the form of: (i) phantom units; (ii) restricted units (including unit distribution rights, referred to as “UDRs”); (iii) options to acquire common units; (iv) UARs; (v) DERs; (vi) unit awards and cash awards; and (viii) performance awards. Awards under the 2014 plan may be granted either alone or in addition to, in tandem with or in substitution for any other award granted under the 2014 plan. Awards granted in addition to or in tandem with other awards may be granted at either the same time as or at a different time from the other award. If an award is granted in substitution or exchange for another award, the compensation committee shall require the recipient to surrender the original award in consideration for the grant of the new award. Awards under the 2014 plan may be granted in lieu of cash compensation, including in lieu of cash amounts payable under other plans of our general partner, our company, or any affiliates, in which the value of common units subject to the award is equivalent in value to the cash compensation, or in which the exercise price, grant price, or purchase price of the award in the nature of a right that may be exercised is equal to the fair market value of the underlying common units minus the value of the cash compensation surrendered.

Outstanding Awards Made Under the Long-Term Incentive Plans

Phantom Unit Awards

On November 8, 2006, the General Partner, acting on behalf of the Company, entered into a Director Restricted Phantom Unit Agreement (the “Director Agreement”) with certain of its outside directors (the “Directors”). Under the terms of the Director Agreement, each of five directors was awarded 3,000 Restricted

Phantom Units (“Director Phantom Units”). Director Phantom Units become payable, in cash or common units, at the Company’s election, upon the separation of the Director from service as a director or upon the occurrence of certain other events specified in the Director Agreement. Each Director Phantom Unit contains a distribution equivalent right which entitles each Director to additional Director Phantom Units upon each distribution made to common unit holders. The calculation of additional phantom units granted upon each distribution to holders is equal to a Director’s total cumulative phantom units at the time of a distribution multiplied by the per unit monetary distribution divided by the closing price of the Company’s common units on the day preceding the distribution. Directors may also receive a portion of their annual retainer in deferred restricted phantom units.

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

Executive Phantom Units become payable, in cash or common units, at the Company’s election, upon the separation of the Executive from service as an executive or upon the occurrence of certain other events specified in the Executive Agreement. The exercise of Executive Phantom Units may be subject to approval by the Company’s limited partners as required by the NYSE listing rules. Each Executive Phantom Unit contains a distribution equivalent right which entitles each Executive to additional Executive Phantom Units upon each distribution made to common unit holders. The calculation of additional phantom units granted upon each distribution to holders is equal to an Executive’s total cumulative phantom units at the time of a distribution multiplied by the per unit monetary distribution divided by the closing price of the Company’s common units on the day preceding the distribution.

The table below reflects the LTIP Phantom Unit Award activity for the years ended December 31, 2014, 2013 and 2012, respectively:

	Years ended December 31,
	2014	2013	2012
Outstanding, beginning of period	162,103	143,213	84,377
Granted (1)	25,192	18,890	58,836
Matured	15,984	—	—
Forfeited	—	—	—

Outstanding, end of period	171,311	162,103	143,213

Director Phantom Units (2)	100,945	98,195	71,767
Executive Phantom Units (2)	70,366	63,908	71,446

(1)	The weighted-average price for unit awards on the date of grant was $25.02, $25.29, and $23.84 for the years ended December 31, 2014, 2013 and 2012, respectively.
(2)	The phantom units of one of the Executives that retired from the Company and simultaneously became the Vice Chairman of the General Partner’s Board of Directors are presented as Director Phantom Units in 2013 and 2014, whereas they were previously presented as Executive Phantom Units. This individual owned approximately 16,586, 14,514 and 13,223 of the Phantom Units outstanding at December 31, 2014, 2013 and 2012, respectively.

There was approximately $0.3 million, $0.7 million and $1.0 million of unrecognized compensation cost related to the units issued in the 2012 Executive Agreement as of December 31, 2014, 2013 and 2012, respectively. Total compensation expense for phantom unit awards was approximately $1.0 million, $0.8 million and $0.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

There were no modifications made to any existing unit awards in 2014. No unit awards were capitalized during the years ended December 31, 2014, 2013 and 2012.

Unit Appreciation Rights Awards

On December 16, 2009, the General Partner, acting on behalf of the Company, entered into a Key Employee Unit Appreciation Rights Agreement (the “2009 UAR Agreement”) with certain of the Company’s key employees (the “2009 Key Employees) and non-employee directors. Under the terms of the 2009 UAR Agreement, 2009 Key Employees and non-employee directors received UARs and became entitled to compensation in the form of units, in an amount equal to the closing price of the Company’s common units on the day preceding the exercise less $18.80 per unit multiplied by the total number of UARs exercised. Units issued were to be equal to this amount divided by the same closing price of common units. A total of 814,000 UARs were granted under the 2009 UAR Agreement, all of which had vested at December 31, 2013 and had been exercised or had expired by December 31, 2014.

During the second quarter of 2012, the second and fourth quarters of 2013 and the second quarter of 2014, the General Partner, acting on behalf of the Company, entered into Key Employee Unit Appreciation Rights Agreements (the “2012-2014 UAR Agreements”) with certain of the Company’s key employees (the “2012-2014 Key Employees”). Under the terms of the 2012-2014 UAR Agreements, 2012-2014 Key Employees received UARs wherein they became entitled to compensation in the form of units in an amount equal to the closing price of the Company’s common units on the day preceding the exercise less stated exercise prices per unit multiplied by the total number of UARs exercised. Units to be issued should be equal to this amount divided by the same closing price of common units.

All UARs granted under the LTIP have a five-year contractual term beginning on the grant date. The fair values of UARs granted under the 2012-2014 UAR Agreements were estimated on the date of grant using the Black-Scholes-Merton option-pricing model. A summary of the grants and the weighted-average values and assumptions used in the valuation are presented below:

	2014 UAR Agreements	2013 UAR Agreements	2012 UAR Agreements
Expected dividend yield	9.95%	9.14%	9.60%
Risk-free interest rate	1.06%	0.63%	0.63%
Expected volatility	27.13%	28.57%	42.60%
Expected life (in years)	3.52	3.52	3.52
Total UARs granted	15,000	52,500	80,500
Total UARs outstanding at 12/31/2014	15,000	52,500	55,500
Fair value per UAR granted	$1.60	$2.09	$3.70
Exercise price	$24.11	$26.17	$24.36

The aggregate fair values of UARs granted during 2012, 2013 and 2014 were approximately $0.3 million, $0.1 million and less than $0.1 million, respectively.

A summary of UAR activity for the years ended December 31, 2014, 2013 and 2012 follows:

	Years ended December 31,
	2014	2013	2012
Outstanding, beginning of period	673,716	774,598	759,857
Granted	15,000	52,500	80,500
Exercised	(554,466)	(133,110)	(65,759)
Forfeited	(11,250)	(20,272)	—

Outstanding, end of period	123,000	673,716	774,598

Exercisable, end of period	57,090	594,248	514,993

As of December 31, 2014, there was approximately $0.2 million of unrecognized compensation cost related to non-vested UARs. $0.1 million of this cost is expected to be recognized within 1 year, with the remainder being recognized through 2018. Total compensation expense for UARs was approximately $0.1 million for the year ended December 31, 2014 and $0.5 million for the years ended December 31, 2013 and 2012. The Company issued 152,823, 34,096 and 19,452 common units as a result of exercised UARs in 2014, 2013 and 2012, respectively.

During the years ended December 31, 2014, 2013 and 2012, the Company:

•	Made no modifications to any existing UAR awards;

•	Did not capitalize any UAR awards;

•	Did not receive any cash due to the exercise of UARs;

•	Did not recognize any tax benefits due to exercised UARs.

Retirement Plan

The Company has a 401(k) retirement savings plan for employees who may defer up to 75% of their pre-tax annual compensation, subject to certain Internal Revenue Code limits. The Company does not currently match any of the employee contributions.

12.	COMMITMENTS AND CONTINGENCIES

Legal

The Company is party to legal proceedings in the ordinary course of its business but does not expect the outcome of any proceedings, individually or in the aggregate, to have a material effect on the Company’s financial position, results of operations or liquidity.

Leases

At December 31, 2014, 2013, and 2012, the Company was committed to operating lease payments for premises, automobiles and office equipment under various operating leases with initial terms ranging from one to twenty five years and options to renew at varying terms. Expenses under these operating leases were $2.5 million, $2.7 million and $2.5 million for the years ended December 31, 2014, 2013, and 2012, respectively.

At December 31, 2014, the operating leases will result in future payments in the following approximate amounts from January 1, 2015 and beyond:

(in thousands)
2015	$2,392
2016	2,178
2017	2,041
2018	1,763
2019	1,602
Thereafter	1,559

Total	$11,535

Employment Agreements

As of December 31, 2014, the Company has an employment agreement with one of its senior executives for a term of three years beginning July 22, 2013.

Other

See Note 13 for a discussion of the Company’s future commitments related to its agreements with the Archdiocese of Philadelphia.

13.	ACQUISITIONS

Acquisition related costs include legal fees and other third party costs incurred in acquisition related activities. For the year ended December 31, 2013, acquisition related costs included a $1.3 million recovery related to misappropriation claims related to certain acquisitions. For the year ended December 31, 2012, acquisition related costs included legal fees, net of recoveries, of $0.3 million related to amounts paid to pursue the recovery of those claims.

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

The Company recorded an intangible asset of $1.2 million for a favorable interest in a lease at one of the acquired North Carolina funeral home businesses. This asset will be amortized over the full remaining term of the lease agreement, which is approximately 36 years, with renewals. This asset was previously reported as a component of “Other assets” on the consolidated balance sheet.

The table below reflects the Company’s preliminary and revised assessment of the fair value of net assets acquired and the resulting goodwill from purchase. These amounts were retrospectively adjusted in the fourth quarter of 2014 as the Company obtained additional information related to this acquisition. These amounts may be retrospectively adjusted as additional information is received. The Company acquired goodwill of $2.8 million, $3.3 million and $2.4 million in the Company’s Cemetery Operations—Southeast, Cemetery Operations—Northeast and Funeral Homes operating segments, respectively.

	Preliminary Assessment	Adjustments	Revised Assessment
	(in thousands)
Assets:
Accounts receivable	$6,191	$(3)	$6,188
Cemetery property	26,033	(4)	26,029
Property and equipment	15,782	(6)	15,776
Merchandise trusts, restricted, at fair value	29,512	2,022	31,534
Perpetual care trusts, restricted, at fair value	15,350	1,563	16,913
Intangible assets	—	1,170	1,170
Other assets	1,408	(1,230)	178

Total assets	94,276	3,512	97,788

Liabilities:
Deferred margin	11,233	2,337	13,570
Merchandise liabilities	20,918	(1,013)	19,905
Deferred tax liability	1,315	695	2,010
Perpetual care trust corpus	15,350	1,563	16,913
Other liabilities	51	12	63

Total liabilities	48,867	3,594	52,461

Fair value of net assets acquired	45,409	(82)	45,327

Consideration paid	53,800	—	53,800

Goodwill from purchase	$8,391	$82	$8,473

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

Fourth Quarter 2014 Acquisition

On December 4, 2014, StoneMor Florida Subsidiary LLC, a subsidiary of the Company (the “Buyer”), entered into an Asset Purchase and Sale Agreement (the “Agreement”) with certain businesses (the “Sellers”). Pursuant to the Agreement, the Buyer acquired two funeral homes in Florida, including certain related assets, and assumed certain related liabilities. In consideration for the net assets acquired, the Buyer paid the Seller $2.4 million in cash.

The Company recorded an intangible asset of $0.5 million relating to its interest in a non-compete agreement with the previous owner. The non-compete intangible asset will be amortized over its 5 year term.

The table below reflects the Company’s preliminary assessment of the fair value of net assets acquired and the resulting goodwill from purchase. These amounts may be retrospectively adjusted as additional information is received. The acquired goodwill is recorded in the Company’s Funeral Homes operating segment.

Preliminary
Assessment
(in thousands)
Assets:
Accounts receivable	$57
Property and equipment	53
Merchandise trusts, restricted, at fair value	78
Non-compete agreement	520
Deferred tax assets	87
Other assets	22

Total assets	817

Liabilities:
Deferred margin	11
Merchandise liabilities	51

Total liabilities	62

Fair value of net assets acquired	755

Consideration paid—cash	2,381

Goodwill from purchase	$1,626

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

	Revised Assessment	Adjustments	Final Assessment
	(in thousands)
Assets:
Accounts receivable	$695	$311	$1,006
Property and equipment	8,315	—	8,315
Merchandise trusts, restricted, at fair value	4,853	—	4,853
Non-compete agreements	1,927	—	1,927

Total assets	15,790	311	16,101

Liabilities:
Deferred margin	2,419	(1,592)	827
Merchandise liabilities	2,233	2,606	4,839
Other liabilities	164	—	164

Total liabilities	4,816	1,014	5,830

Fair value of net assets acquired	10,974	(703)	10,271

Consideration paid—cash	9,100	—	9,100
Consideration paid—units	3,592	—	3,592
Fair value of note payable	3,000	—	3,000
Fair value of debt assumed for non-compete agreement	924	—	924

Total consideration paid	16,616	—	16,616

Goodwill from purchase	$5,642	$703	$6,345

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

	2012
	2nd Quarter Bronswood	2nd Quarter Lodi	3rd Quarter Farnstrom	3rd Quarter Lohman	4th Quarter Harden
	Final Assessment
	(in thousands)
Assets:
Accounts receivable	$72	$—	$—	$1,005	$—
Cemetery property	842	—	—	6,100	—
Property and equipment	518	48	1,296	5,864	952
Merchandise trusts, restricted, at fair value	—	105	—	11,884	—
Perpetual care trusts, restricted, at fair value	2,780	—	—	2,232	—
Other assets	—	—	—	122	—
Underlying lease value	—	64	—	—	—
Non-compete agreements	12	40	170	1,777	204

Total assets	4,224	257	1,466	28,984	1,156

Liabilities:
Deferred margin	—	—	—	3,746	—
Merchandise liabilities	—	105	—	3,458	—
Deferred tax liability	374	—	—	—	—
Perpetual care trust corpus	2,780	—	—	2,232	—
Other liabilities	24	—	—	—	—

Total liabilities	3,178	105	—	9,436	—

Fair value of net assets acquired	1,046	152	1,466	19,548	1,156

Consideration paid—cash	924	850	2,300	20,000	2,250
Consideration paid—units	—	350	—	3,500	650
Fair value of debt assumed for non-compete agreements	—	544	274	1,230	421

Total consideration paid	924	1,744	2,574	24,730	3,321

Gain on bargain purchase	122	—	—	—	—

Goodwill from purchase	$—	$1,592	$1,108	$5,182	$2,165

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

On July 31, 2012, certain subsidiaries of the Company (collectively the “Buyer) entered into an Asset Purchase and Sale Agreement (the “Lohman Agreement”) with certain Florida corporations, limited liability companies and four individuals (collectively the “Seller”). Pursuant to the Agreement, the Buyer acquired nine funeral homes and four cemeteries in Florida, including certain related assets, and assumed certain related liabilities. In consideration for the net assets acquired, the Buyer paid the Seller $20.0 million in cash and issued 128,299 units, which equates to $3.5 million worth of units. The Buyer will also pay an aggregate amount of $1.5 million in five equal annual installments commencing on August 1, 2013 in exchange for a consulting and non-compete agreement with the Seller. The acquired goodwill is recorded in both the Company’s Cemetery Operations—Southeast segment and Funeral Homes operating segment.

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

If the acquisitions noted above had been consummated at the beginning of the comparable prior annual reporting periods, on a pro forma basis, for the years ended December 31, 2014, 2013 and 2012, consolidated revenues, consolidated net loss and net loss per limited partner unit (basic and diluted) would have been as follows:

	As of December 31,
	2014	2013	2012
	(in thousands)
Revenue	$302,545	$281,613	$252,270
Net loss	(10,166)	(18,686)	(994)
Net loss per limited partner unit (basic and diluted)	$(.35)	$(.70)	$(.05)

These pro forma results are unaudited, have been prepared for comparative purposes only, and include certain adjustments such as increased interest on the acquisition of debt, changes in the timing of financing events and the recognition of gains on acquisitions. They do not purport to be indicative of the results of operations which actually would have resulted had these acquisitions been in effect at the beginning of the comparable prior annual reporting periods or of future results of operations of the locations.

Since their respective dates of acquisition, the properties acquired in 2014 have contributed $19.3 million of revenue and $1.6 million of operating profit for the year ended December 31, 2014. The properties acquired in 2013 have contributed $6.0 million of revenue and $0.7 million of operating profit for the year ended December 31, 2014 and $3.9 million of revenue and $0.1 million of operating profit for the year ended December 31, 2013. The properties acquired in 2012 have contributed $11.1 million of revenue and $1.2 million of operating profit for the year ended December 31, 2014, $10.4 million of revenue and $0.5 million of operating profit for the year ended December 31, 2013 and $4.2 million of revenue and $0.1 million of operating profit for the year ended December 31, 2012.

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

Second Quarter 2014 Settlement

During the year ended December 31, 2014, the Company received $1.5 million in cash proceeds related to the settlement of claims from locations acquired by the Company in 2010. Of this amount, $0.6 million is for the reimbursement of legal fees and is recorded as a recovery to corporate overhead. A gain of $0.9 million has been recorded as gain on settlement agreement, net, on the consolidated statement of operations for the proceeds received, net of legal fees.

First and Second Quarter 2013 Settlement

During the year ended December 31, 2013, the Company recovered $18.4 million, net of legal fees, costs, and contractual obligations related to the settlement of claims from locations that the Company acquired in 2010 and 2011. Of this amount, $6.5 million was contributed directly to the related perpetual care and merchandise trusts on the Company’s behalf. $3.4 million of these direct payments represent a gain on settlement agreement on the consolidated statement of operations due to an increase in the merchandise trusts not previously accrued for in purchase accounting.

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

Third Quarter 2014 Disposition

On September 30, 2014, the Company sold one funeral home in California for $0.3 million, resulting in a gain of $0.2 million.

14.	SEGMENT INFORMATION

The Company is organized into five distinct reportable segments, which are classified as Cemetery Operations—Southeast, Cemetery Operations—Northeast, Cemetery Operations—West, Funeral Homes, and Corporate.

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

Segment information is as follows:

As of and for the year ended December 31, 2014:

	Cemeteries			Funeral Homes
	Southeast	Northeast	West		Corporate	Adjustment	Total
	(in thousands)
Revenues
Sales	$95,787	$44,528	$47,772	$—	$—	$(41,214)	$146,873
Service and other	42,982	37,688	32,483	—	—	(20,627)	92,526
Funeral home	—	—	—	55,751	—	(7,065)	48,686

Total revenues	138,769	82,216	80,255	55,751	—	(68,906)	288,085

Costs and expenses
Cost of sales	20,650	9,025	10,167	—	—	(6,190)	33,652
Cemetery	28,291	20,464	15,917	—	—	—	64,672
Selling	31,971	15,363	15,303	—	1,538	(8,898)	55,277
General and administrative	17,590	7,696	9,824	—	—	—	35,110
Corporate overhead	—	—	—	—	32,454	—	32,454
Depreciation and amortization	2,958	1,806	2,140	3,200	977	—	11,081
Funeral home	—	—	—	40,696	—	(986)	39,710
Acquisition related costs, net of recoveries	—	—	—	—	2,269	—	2,269

Total costs and expenses	101,460	54,354	53,351	43,896	37,238	(16,074)	274,225

Operating profit	$37,309	$27,862	$26,904	$11,855	$(37,238)	$(52,832)	$13,860

Total assets	$639,619	$423,485	$444,890	$164,925	$26,545	$—	$1,699,464
Amortization of cemetery property	$5,056	$2,328	$2,935	$—	$—	$(662)	$9,657
Long lived asset additions	$30,109	$73,501	$4,195	$10,998	$681	$—	$119,484
Goodwill	$8,950	$3,288	$11,948	$34,650	$—	$—	$58,836

As of and for the year ended December 31, 2013:

	Cemeteries			Funeral Homes
	Southeast	Northeast	West		Corporate	Adjustment	Total
	(in thousands)
Revenues
Sales	$93,085	$36,537	$43,426	$—	$—	$(47,996)	$125,052
Service and other	40,961	26,573	35,210	—	—	(26,110)	76,634
Funeral home	—	—	—	50,808	—	(5,853)	44,955

Total revenues	134,046	63,110	78,636	50,808	—	(79,959)	246,641

Costs and expenses
Cost of sales	19,422	8,144	7,816	—	—	(7,523)	27,859
Cemetery	26,495	14,615	16,456	—	—	—	57,566
Selling	30,760	13,140	13,910	—	972	(10,950)	47,832
General and administrative	16,717	6,484	8,672	—	—	—	31,873
Corporate overhead	—	—	—	—	28,875	—	28,875
Depreciation and amortization	2,332	900	2,104	3,036	1,176	—	9,548
Funeral home	—	—	—	36,319	—	(665)	35,654
Acquisition related costs, net of recoveries	—	—	—	—	1,051	—	1,051

Total costs and expenses	95,726	43,283	48,958	39,355	32,074	(19,138)	240,258

Operating profit	$38,320	$19,827	$29,678	$11,453	$(32,074)	$(60,821)	$6,383

Total assets	$567,999	$312,492	$429,799	$135,232	$28,821	$—	$1,474,343
Amortization of cemetery property	$4,234	$2,483	$1,202	$—	$—	$(572)	$7,347
Long lived asset additions	$9,418	$2,121	$3,767	$9,637	$1,471	$—	$26,414
Goodwill	$6,174	$—	$11,948	$30,615	$—	$—	$48,737

As of and for the year ended December 31, 2012:

	Cemeteries			Funeral Homes
	Southeast	Northeast	West		Corporate	Adjustment	Total
	(in thousands)
Revenues
Sales	$91,682	$34,807	$39,590	$—	$—	$(36,096)	$129,983
Service and other	37,530	25,550	29,176	—	—	(15,312)	76,944
Funeral home	—	—	—	37,988	—	(2,309)	35,679

Total revenues	129,212	60,357	68,766	37,988	—	(53,717)	242,606

Costs and expenses
Cost of sales	19,358	7,704	6,745	—	—	(5,706)	28,101
Cemetery	25,479	13,693	16,238	—	—	—	55,410
Selling	29,032	12,251	12,490	—	868	(7,763)	46,878
General and administrative	15,206	6,072	7,648	—	2	—	28,928
Corporate overhead	—	—	—	—	28,169	—	28,169
Depreciation and amortization	2,164	900	2,316	2,509	1,542	—	9,431
Funeral home	—	—	—	28,977	—	(252)	28,725
Acquisition related costs, net of recoveries	—	—	—	—	3,123	—	3,123

Total costs and expenses	91,239	40,620	45,437	31,486	33,704	(13,721)	228,765

Operating profit	$37,973	$19,737	$23,329	$6,502	$(33,704)	$(39,996)	$13,841

Total assets	$519,918	$299,166	$394,685	$107,059	$22,897	$—	$1,343,725
Amortization of cemetery property	$4,346	$2,394	$1,048	$—	$—	$92	$7,880
Long lived asset additions	$12,832	$3,594	$4,757	$9,415	$849	$—	$31,447
Goodwill	$6,174	$—	$11,948	$24,270	$—	$—	$42,392

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

The following table displays the Company’s assets measured at fair value as of December 31, 2014 and December 31, 2013.

As of December 31, 2014
Merchandise Trust
	Level 1	Level 2	Total
	(in thousands)
Assets
Short-term investments	$52,521	$—	$52,521

Fixed maturities:
U.S. state and local government agency	—	269	269
Corporate debt securities	—	8,976	8,976
Other debt securities	—	7,139	7,139

Total fixed maturity investments	—	16,384	16,384

Mutual funds—debt securities	142,680	—	142,680
Mutual funds—equity securities—real estate sector	58,672	—	58,672
Mutual funds—equity securities—energy sector	7,733	—	7,733
Mutual funds—equity securities—MLP’s	22,927	—	22,927
Mutual funds—equity securities—other	90,126	—	90,126

Equity securities:
Master limited partnerships	50,091	—	50,091
Global equity securities	30,208	—	30,208
Other invested assets	—	5,159	5,159

Total	$454,958	$21,543	$476,501

Perpetual Care Trust
	Level 1	Level 2	Total
	(in thousands)
Assets
Short-term investments	$26,644	$—	$26,644

Fixed maturities:
U.S. government and federal agency	116	—	116
U.S. state and local government agency	—	79	79
Corporate debt securities	—	23,466	23,466
Other debt securities	—	371	371

Total fixed maturity investments	116	23,916	24,032

Mutual funds—debt securities	123,894	—	123,894
Mutual funds—equity securities—real estate sector	41,753	—	41,753
Mutual funds—equity securities—energy sector	14,829	—	14,829
Mutual funds—equity securities—MLP’s	43,596	—	43,596
Mutual funds—equity securities—other	25,258	—	25,258

Equity securities:
Master limited partnerships	43,207	—	43,207
Global equity securities	1,867	—	1,867
Other invested assets	—	25	25

Total	$321,164	$23,941	$345,105

As of December 31, 2013
Merchandise Trust
	Level 1	Level 2	Total
	(in thousands)
Assets
Short-term investments	$46,518	$—	$46,518

Fixed maturities:
Corporate debt securities	—	9,171	9,171
Other debt securities	—	7,324	7,324

Total fixed maturity investments	—	16,495	16,495

Mutual funds—debt securities	111,333	—	111,333
Mutual funds—equity securities—real estate sector	49,103	—	49,103
Mutual funds—equity securities—MLP’s	36,193	—	36,193
Mutual funds—equity securities—other	72,234	—	72,234

Equity securities:
Master limited partnerships	57,258	—	57,258
Global equity securities	28,437	—	28,437
Other invested assets	—	5,723	5,723

Total	$401,076	$22,218	$423,294

Perpetual Care Trust
	Level 1	Level 2	Total
	(in thousands)
Assets
Short-term investments	$16,686	$—	$16,686

Fixed maturities:
U.S. government and federal agency	372	—	372
Corporate debt securities	—	24,510	24,510
Other debt securities	—	371	371

Total fixed maturity investments	372	24,881	25,253

Mutual funds—debt securities	116,013	—	116,013
Mutual funds—equity securities—real estate sector	40,763	—	40,763
Mutual funds—equity securities—energy sector	14,761	—	14,761
Mutual funds—equity securities—MLP’s	46,817	—	46,817
Mutual funds—equity securities—other	13,252	—	13,252

Equity securities:
Master limited partnerships	36,925	—	36,925
Global equity securities	919	—	919
Other invested assets	—	382	382

Total	$286,508	$25,263	$311,771

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

There were no level 3 assets.

16.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following summarizes certain quarterly results of operations:

	Three months ended
2014	March 31	June 30	September 30	December 31
	(in thousands, except unit data)
Revenues	$64,387	$71,533	$78,174	$73,991
Net income (loss)	409	(118)	(3,268)	(7,796)
General partner’s interest in net income (loss) for the period	4	(9)	(44)	(106)
Limited partners’ interest in net income (loss) for the period	405	(109)	(3,224)	(7,690)
Net income (loss) per limited partner unit:
Basic and diluted	$0.02	$—	$(0.11)	$(0.26)

	Three months ended
2013	March 31	June 30	September 30	December 31
	(in thousands, except unit data)
Revenues	$59,612	$62,422	$61,539	$63,068
Net loss	(2,200)	(11,809)	(1,484)	(3,539)
General partner’s interest in net loss for the period	(40)	(218)	(26)	(66)
Limited partners’ interest in net loss for the period	(2,160)	(11,591)	(1,458)	(3,473)
Net loss per limited partner unit:
Basic and diluted	$(0.11)	$(0.54)	$(0.07)	$(0.16)

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

The table below reflects the activity relating to the number of common units outstanding for the years ended December 31, 2014, 2013 and 2012, respectively:

	Years ended December 31,
	2014	2013	2012
Outstanding, beginning of period	21,377,102	19,568,448	19,368,261
Public offerings	5,290,000	1,610,000	—
Issuance of common units	2,255,947	—	—
Unit distributions	111,740	—	—
Issuances related to acquisitions and related agreements	—	164,558	180,735
Unit-based compensation	168,806	34,096	19,452

Outstanding, end of period	29,203,595	21,377,102	19,568,448

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

On August 14, 2014 and November 14, 2014, the Company issued 57,062 and 54,678 Distribution Units, respectively, to ACII in lieu of aggregate cash distributions of approximately $2.8 million.

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

From time to time, common units are issued related to the Company’s long-term incentive plans and business combinations. Refer to Notes 11 and 13, respectively, for more information on these activities.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2014.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report, which appears herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In May 2013, COSO issued an updated version of its Internal Control—Integrated Framework (the “2013 Framework”), which is an update of the original 1992 Framework that includes more explicit and relevant principles for the current business environment. As of December 31, 2014, we have adopted the 2013 Framework.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of StoneMor GP LLC and Unitholders of StoneMor Partners L.P.

Levittown, Pennsylvania

We have audited the internal control over financial reporting of StoneMor Partners L.P. and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report dated March 16, 2015 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

March 16, 2015

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Partnership Structure and Management

StoneMor GP, as our general partner, manages our operations and activities. Unitholders are not entitled to participate, directly or indirectly, in our management or operations.

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business. Unitholders do not have the right to elect our general partner or its directors on an annual or other continuing basis. Our general partner may not be removed except by the vote of the holders of at least 66 2/3% of the outstanding common units, including units owned by our general partner and its affiliates. As a result of the Reorganization streamlining the ownership structure of CFSI and StoneMor GP in May 2014, Mr. Hellman, as the sole Trustee (the “Trustee”) under a Trust (the “Trust”) established pursuant to a Voting and Investment Trust Agreement by and between American Cemeteries Infrastructure Investors, LLC, a Delaware limited liability company (“ACII”), and Mr. Hellman, as Trustee, dated as of May 9, 2014, for the pecuniary benefit of ACII, has exclusive voting and investment power over approximately 67.03% of membership interests in StoneMor GP Holdings LLC, a Delaware limited liability company (“GP Holdings”) and the sole member of StoneMor GP. ACII is an affiliate of American Infrastructure Funds, L.L.C., an investment adviser registered with SEC. Mr. Hellman, a director of our general partner, is a managing member of American Infrastructure Funds, L.L.C. and he is affiliated with (i) entities that own membership interests in ACII and (ii) AIM Universal Holdings, LLC that is the manager of ACII. Mr. Contos, a director of our general partner, is a Vice President of American Infrastructure Funds, L.L.C.

On May 21, 2004, GP Holdings, as the sole member of StoneMor GP, entered into the Second Amended and Restated Limited Liability Company Agreement (the “Second Amended and Restated LLC Agreement”) of StoneMor GP, which amended and restated the Amended and Restated Limited Liability Company Agreement of StoneMor GP, dated September 20, 2004, as amended. GP Holdings, as the sole member of StoneMor GP, is entitled to elect all directors of StoneMor GP, except that Messrs. Miller and Shane acting collectively have the right to designate one director (a “Founder Director”). The Founder Director is Lawrence R. Miller so long as he serves as the Chief Executive Officer of StoneMor GP or desires to serve as a director of StoneMor GP and thereafter will be William R. Shane.

Directors and Executive Officers of StoneMor GP LLC

The following table shows information regarding the directors and executive officers of our general partner. Each director is elected for one-year terms until his successor is duly elected and qualified or until his earlier resignation or removal.

Name	Age	Positions with StoneMor GP LLC
Lawrence Miller	66	Chief Executive Officer, President and Chairman of the Board of Directors
Timothy K. Yost	48	Chief Financial Officer and Secretary
David L. Meyers	47	Chief Operating Officer
William R. Shane	68	Vice Chairman of the Board of Directors
Howard L. Carver	70	Director
Jonathan A. Contos (1)	30	Director
Allen R. Freedman	74	Director
Robert B. Hellman, Jr.	55	Director
Martin R. Lautman, Ph.D.	68	Director
Leo J. Pound (1)	60	Director
Fenton R. Talbott	73	Director

(1)	On August 26, 2014, the Board of Directors of our general partner elected Leo J. Pound and Jonathan A. Contos to serve as directors of our general partner.

Peter K. Grunebaum served as a member of the Board of Directors of our general partners since December 2004 and retired as a director of our general partner and a member of the Audit Committee, Conflicts Committee and Trusts and Compliance Committee (collectively, the “Committees”) effective March 31, 2014. Howard T. Slayen served as a director of our general partner from December 1, 2013, and as a member of the Committees following Mr. Grunebaum’s retirement on March 31, 2014, until his resignation effective July 1, 2014. Mr. Slayen, a retired partner of PricewaterhouseCoopers LLP (“PWC”), advised our general partner that he resigned as a result of the restructuring of the ownership of StoneMor GP with ACII, which created potential independence issues for PWC given that PWC is the auditor for ACII and its associated entities. Mr. Slayen’s resignation from the Board of Directors of StoneMor GP is not due to any disagreement with StoneMor GP, us or our independent auditor, Deloitte & Touche LLP.

Executive Officer and Board Member

Lawrence Miller serves as both an executive officer and a member of the Board of Directors of our general partner.

Lawrence Miller founded our Company and has served as Chief Executive Officer, President and Chairman of the Board of Directors of our general partner since our formation in April 2004 and had served as the Chief Executive Officer and President of Cornerstone, since March 1999 through April 2004. Prior to joining Cornerstone, Mr. Miller was employed by The Loewen Group, Inc. (now known as the Alderwoods Group, Inc.), where he served in various management positions, including Executive Vice President of Operations from January 1997 until June 1998, and President of the Cemetery Division from March of 1995 until December 1996. Prior to joining The Loewen Group, Mr. Miller served as President and Chief Executive Officer of Osiris Holding Corporation, a private consolidator of cemeteries and funeral homes of which Mr. Miller was a one-third owner, from November 1987 until March 1995, when Osiris was sold to The Loewen Group. Mr. Miller served as President and Chief Operating Officer of Morlan International, Inc., one of the first publicly traded cemetery and funeral home consolidators from 1982 until 1987, when Morlan was sold to Service Corporation International. Mr. Miller has also been a director of GP Holdings, the sole member of our general partner, since May 2014. Mr. Miller brings to the Board of Directors of our general partner extensive operating and managerial expertise in the death care industry, and excellent leadership skills and significant experience in advancing growth strategies, including acquisitions and strategic alliances.

Additional Directors

A brief biography of all non-executive directors of our general partner is included below:

William R. Shane has served on the Board of Directors of our general partner since our formation in April 2004. Mr. Shane founded our Company with Mr. Miller and served as Executive Vice President and Chief Financial Officer of our general partner since our formation in April 2004 until April 1, 2012, and served as Executive Vice President and Chief Financial Officer of Cornerstone since March 1999 through April 2004. Effective April 1, 2012, Mr. Shane retired from his position as our Executive Vice President and Chief Financial Officer and became the Vice Chairman of the Board of Directors and serves as an advisor available to management. Prior to joining Cornerstone, Mr. Shane was employed by The Loewen Group, Inc., where he served as Senior Vice President of Finance for the Cemetery Division from March 1995 until January 1998. Prior to joining The Loewen Group, Mr. Shane served as Senior Vice President of Finance and Chief Financial Officer of Osiris Holding Corporation, which he founded with Mr. Miller, and of which he was a one-third owner. Prior to founding Osiris, Mr. Shane served as the Chief Financial Officer of Morlan International, Inc. Mr. Shane brings to the Board of Directors of our general partner extensive experience in financial services and capital raising activities, and his strong background in acquisitions and strategic alliances.

Howard L. Carver has served on the Board of Directors of our general partner since August 2005. Mr. Carver retired in June 2002 from Ernst & Young. During his 35-year career with the firm, Mr. Carver held a variety of positions in six U.S. offices, culminating with the position of managing partner responsible for the operation of the Hartford, Connecticut office. Since June 2002, Mr. Carver has served on the boards of directors of Assurant, Inc. (formerly Fortis, Inc.) and Phoenix National Trust Company (until its sale in April 2004) and was the chair of the Audit Committee for both boards. He currently serves as the Chair of Assurant’s Nominating and Corporate Governance Committee and is a member of its Audit Committee. Effective January 2012, Mr. Carver was appointed to the Audit Committee of Pinnacol Assurance, the workers compensation facility for the State of Colorado, and in January 2013 he was appointed to Pinnacol’s board by the Governor of Colorado and currently serves as the Vice Chair of the Board and Chair of Pinnacol’s Governance & Executive Committee. Mr. Carver brings to the Board of Directors of our general partner extensive financial, accounting and audit practices expertise, a keen understanding of financial controls and systems, and a significant risk management background.

Jonathan A. Contos has served on the Board of Directors of our general partner since August 2014. Mr. Contos has held a variety of positions at private equity and investment banking firms. Mr. Contos has been Vice President of American Infrastructure Funds, L.L.C., an investment adviser registered with the SEC, since December 2013, after joining the firm as a Senior Associate in September 2012. From August 2008 to June 2010, Mr. Contos was an Associate in the North American Buyouts Group at TPG Capital, a private investment firm, and from 2006 to 2008, he was an Investment Banking Analyst in the Corporate Finance Group at Morgan Stanley. Mr. Contos has served as a member of the Audit Committee of the Board of Directors of Landmark Dividend Holdings LLC, a national acquirer of real property interests underlying various infrastructure asset classes, since 2012. Mr. Contos has also served on the Board of Directors of Landmark Infrastructure Partners GP LLC, an indirect subsidiary of Landmark Dividend Holdings LLC and the general partner of Landmark Infrastructure Partners LP, a publicly traded master limited partnership, since November 2014. Mr. Contos has also been a director of GP Holdings, the sole member of our general partner, since May 2014. Mr. Contos received an A.B. in Economics from Harvard College and an M.B.A. from the Stanford Graduate School of Business. Mr. Contos brings to the Board of Directors of our general partner experience with various financial and investment matters.

Allen R. Freedman has served on the Board of Directors of our general partner since our formation in April 2004, and had served as a director of Cornerstone since October 2000 through April 2004. Mr. Freedman is a graduate of Tufts University and the University of Virginia School of Law. Mr. Freedman retired in July 2000 from his position as Chairman and Chief Executive Officer of Fortis, Inc., a specialty insurance company that he started in 1979. He continued to serve on the board of Assurant, Inc. (successor to Fortis, Inc.) until May of 2011. He was previously Chairman of the Board of Systems & Computer Technology Corporation until 2004 and Indus, Inc. until 2007. He retired as a trustee of the Eaton Vance Mutual Funds Group in 2014, where he served on the Governance and Portfolio Management Committees. Mr. Freedman has served on the board of a number of charitable organizations including the Philadelphia Orchestra and the United Way of New York. He currently serves on the board of Opera America, the service organization for over 100 opera companies in the United States, Canada and Europe. He is also a founding director of the Association of Audit Committee Members, Inc. Mr. Freedman brings to the Board of Directors of our general partner extensive financial and operational experience, knowledge of audit practices, and investment and risk management expertise, as well as leadership skills and strategic advice.

Robert B. Hellman, Jr. has served on the Board of Directors of our general partner since our formation in April 2004 and had served as a director of Cornerstone since March 1999 through April 2004. Mr. Hellman co-founded American Infrastructure MLP Funds in 2006 and is a managing member of American Infrastructure Funds, L.L.C., an investment adviser registered with SEC. Mr. Hellman was the Chief Executive Officer and a Managing Director of McCown De Leeuw & Co., LLC, the sponsor of numerous private equity investment funds, which he joined in 1987. Mr. Hellman was named Managing Director of McCown De Leeuw & Co., LLC in 1991 and Chief Executive Officer in 2001. Mr. Hellman has been a private equity investor for 25 years and responsible for inventing the pioneering idea of applying the MLP structure to the deathcare industry, which led to our IPO as a MLP. Mr. Hellman has also been a director of GP Holdings, the sole member of our general partner, since May 2014. Mr. Hellman received an MBA from the Harvard Business School with Baker Scholar Honors, an MS in economics from the London School of Economics, and a BA in economics from Stanford University. He is a member of the board of the Stanford Institute for Economic Policy Research. Mr. Hellman brings to the Board of Directors of our general partner extensive investment management and capital raising experience, combined with excellent leadership and strategic skills.

Martin R. Lautman, Ph.D., has served on the Board of Directors of our general partner since our formation in April 2004 and as a director of Cornerstone since its formation in March 1999 through April 2004. Dr. Lautman is currently the Managing Director of Marketing Channels, Inc., a company that provides marketing and marketing research consulting services to the information industry and a partner in Musketeer Capital, an investor in early stage and small companies. Most recently, he served as the President and CEO of GfK Custom Research North America, a division of a public worldwide marketing services company headquartered in Nuremburg, Germany. Prior to that, he was the Senior Managing Director of ARBOR a U.S.-based marketing research agency, where he held several positions including Senior Managing Director since 1974. He has also served with Numex Corporation, a public machine-tool manufacturing company, as President from 1987 to 1990 and as a director from 1991 to 1997. From 1986 to 2000, Dr. Lautman served on the Board of Advisors of Bachow Inc., a private equity firm specializing in high-tech companies and software and is now active in venture capital serving as a venture partner in three early stage funds. Dr. Lautman is currently a board member for E.P. Henry, a hardscaping company, Phoenix International, a marketing research company, Require, a title release tracking company and Surface Preparation Technologies, a road rumble strip and grooving company He is also the former Chairman of the Board of Penn Hillel. Dr. Lautman has lectured on marketing in The Cornell Hotel School and The Columbia University School of Business and currently lectures on marketing strategy, new products and advertising in the MBA program in The Wharton School of Business of the University of Pennsylvania. He is currently also teaching marketing management and marketing strategy in The Smeal School of Business of The Pennsylvania State University. Dr. Lautman brings to the Board of Directors of our general partner strategic planning and capital raising expertise, and experience with compensation matters.

Leo J. Pound has served on the Board of Directors of our general partner since August 2014. Mr. Pound has been a Principal of Pound Consulting Inc., which provides management-consulting services to both public and private enterprises, since July 2000. From February 1999 to July 2000, Mr. Pound was Chief Financial Officer of Marble Crafters, a stone importer and fabricator. From October 1995 to February 1999, he was Chief Financial Officer of Jos. H. Stomel & Sons, a wholesale distributor. Since 2013, Mr. Pound has served as the Chairman of the Audit Committee of Alliance Holdings, a private equity firm. Since 2012, Mr. Pound has been a director at Turner Long/Short Equity Offshore, an investment partnership managed by Turner Investments, Inc. He also serves as the Chairman of the Audit Committee and as a member of the Compensation Committee and Nominating Committee of Nixon Uniform Service & Medical Wear, a textile rental company. Mr. Pound previously served on the Board of Directors of NCO Group, Inc., an international provider of business process outsourcing services, from 2000 until 2011. Mr. Pound chaired the Audit Committee and was a member of the Nominating and Corporate Governance Committee of the Board of Directors of NCO Group, Inc. Mr. Pound is a Certified Public Accountant and a member of the American and Pennsylvania Institutes of Certified Public Accountants. Mr. Pound received a degree in Business Administration from LaSalle University where he majored in Accounting. Mr. Pound brings to the Board of Directors of our general partner broad knowledge of audit practices and financial controls and systems and financial leadership experience.

Fenton R. “Pete” Talbott has served on the Board of Directors of our general partner since our formation in April 2004 and had served as Chairman of the Board of Cornerstone since April 2000 through April 2004. Mr. Talbott served as the President of Talbott Advisors, Inc., a consulting firm, from January 2006 through January 2010. Mr. Talbott previously served as an operating affiliate of McCown De Leeuw & Co., LLC from November 1999 to December 2004 and currently serves as an operating affiliate of American Infrastructure Funds, L.L.C. Additionally, he served as the Chairman of the Board of Telespectrum International, an international telemarketing and market-research company, from August 2000 to January 2001. Prior to 1999,

Mr. Talbott held various executive positions with Comerica Bank, American Express Corporation, Bank of America, The First Boston Corp., CitiCorp., and other entities. He currently serves as a board member of the Preventative Medicine Research Institute, Kansas University Board of Trustees, and Landmark Dividend, LLC. Mr. Talbott brings to the Board of Directors of our general partner extensive operational and consulting expertise, experience with compensation matters and his significant professional contact base.

Executive Officers (Non-Board Members)

A brief biography of additional executive officers is included below:

Timothy K. Yost has served as Chief Financial Officer and Secretary of our general partner since April 1, 2012 and had served as Vice President of Financial Reporting and Investor Relations from November 2004 until March 31, 2012. Prior to joining our general partner, Mr. Yost was the Chief Financial Officer of SpinCycle, Inc. a national chain of coin-operated laundromats. He began with that company in 1997. From October 1995 through May 1997, he was a controller for the Magellan Corporations, a real estate limited partnership syndicate specializing in the development and acquisition of multi-unit residential housing properties. From October 1991 through October 1995, Mr. Yost was the Head of Premium Accounting for Republic Western Insurance Company, a division of U-Haul International.

David L. Meyers served as Interim Chief Operating Officer of our general partner from October 2013 through December 2013, as part of a planned management succession program, and has since served as the Chief Operating Officer of our general partner. Mr. Meyers held a variety of positions with increasing responsibilities at Terminix International for more than 22 years, where he was most recently Division Vice President from July 2005 until November 2012. In his capacity as Division Vice President at Terminix International, Mr. Meyers managed the operations of multiple branch locations and regional management teams in the southeastern part of the United States. His responsibilities included developing the division’s organizational structure, designing process improvements and leveraging technology to monitor operational results, increase productivity and drive competitive strengths. Terminix International is a subsidiary of The ServiceMaster Company, a global company, with services including, among others, termite and pest control.

Reorganization

On May 21, 2014, CFS, and its direct and indirect subsidiaries: CFSI, and StoneMor GP, our general partner, completed a series of transactions to streamline the ownership structure of CFSI and StoneMor GP, which we refer to as the “Reorganization.” As a result of such transactions described below, (i) Mr. Hellman, as Trustee of the Trust, for the pecuniary benefit of ACII, has exclusive voting and investment power over approximately 67.03% of membership interests in GP Holdings, formerly known as CFSI, (ii) Lawrence Miller, the President and Chief Executive Officer and a director of StoneMor GP, William Shane, Allen Freedman, and Martin Lautman, directors of StoneMor GP, Michael Stache and Robert Stache, retired executive officers of StoneMor GP, and two family partnerships affiliated with Messrs. Miller and Shane, as applicable, collectively hold approximately 32.97% of membership interests in GP Holdings; and (iii) StoneMor GP has become a wholly-owned subsidiary of GP Holdings.

Prior to the Reorganization, (i) CFSI owned 100% of Class A membership interests, and Messrs. Miller, Shane, M. Stache and B. Stache, owned 100% of Class B membership interests in StoneMor GP, and (ii) Mr. Hellman, as the sole member of Gen4 Trust Advisor LLC, a Delaware limited liability company, along with MDC IV Trust U/T/A November 30, 2010, MDC IV Associates Trust U/T/A November 30, 2010, and Delta Trust U/T/A November 30, 2010 (collectively, the “MDC IV Liquidating Trusts,” of which Gen4 Trust Advisor LLC acts as trust advisor ), directly and indirectly shared beneficial ownership of 90.8% of membership interests in CFS, 10.1% of membership interests in CFSI and, indirectly through CFS, 85% of membership interests in CFSI. In addition, (i) Messrs. Miller’s and Shane’s family partnerships and Mr. Lautman owned membership interests in CFS, and (ii) Messrs. Miller and Shane, their respective family partnerships and Messrs. Lautman, Freedman, Michael Stache and Robert Stache owned membership interests in CFSI. After the reorganization, as described above, Messrs. Hellman (in his capacity as Trustee), Miller and Shane (and their respective family partnerships), Freedman, Lautman, Michael Stache and Robert Stache continue to beneficially own interests in StoneMor GP.

The reorganization was completed through a series of mergers, as a result of which: (i) CFS Merger Sub, LLC, a wholly-owned subsidiary of ACII, merged with and into CFS (the “CFS Merger”), with CFS surviving the merger, (ii) CFSI Merger Sub, LLC, a wholly-owned subsidiary of ACII, merged with and into CFSI (the “CFSI Merger”), with CFSI surviving the merger; and (iii) CFS merged with and into CFSI, with CFSI surviving the merger (“CFS-CFSI Merger”) and changing its name to GP Holdings. In connection with the CFS Merger and CFSI Merger, each holder of membership interests in CFS and CFSI had the right to elect to retain all of its CFS and/or CFSI units, as applicable, or to receive cash merger consideration of $1.4412484 per unit in the CFS Merger or $30.001868 per unit in the CFSI Merger. The Trustee of the Trust was issued new CFS and CFSI units, for the pecuniary benefit of ACII, equal to the aggregate number of CFS and CFSI units with respect to which members of CFS and CFSI were entitled to receive their respective aggregate cash merger consideration. After the effective time of the CFS-CFSI Merger, the holders of Class B membership interests in StoneMor GP contributed their Class B membership interests in StoneMor GP, as well as CFSI units (including CFS units that were converted into CFSI units in connection with the CFS-CFSI Merger) that they and their affiliates elected to retain in the CFS Merger and CFSI Merger, in exchange for common units in GP Holdings, which constitute, approximately 32.06%, computed on a fully diluted basis, of the membership interests in GP Holdings. Upon the consummation of the CFS-CFSI Merger and these contributions, GP Holdings became the owner of 100% of the membership interests of StoneMor GP.

On May 21, 2014, in connection with the transactions described above, the members of GP Holdings entered into the Amended and Restated Limited Liability Company Agreement of GP Holdings, pursuant to which the Trustee has the right, among other matters, to designate all of the directors of GP Holdings, provided that Messrs. Miller and Shane (so long as either is a member of GP Holdings) acting collectively have the right to designate one director (the “Founder Director”), which Founder Director is Lawrence Miller so long as he either serves as the Chief Executive Officer of StoneMor GP or desires to serve as a director of GP Holdings and thereafter will be William Shane. The initial directors of GP Holdings are Robert B. Hellman, Jr., Jonathan Contos, and Lawrence Miller.

On May 21, 2004, GP Holdings, as the sole member, entered into the Second Amended and Restated Limited Liability Company Agreement (the “Second Amended and Restated LLC Agreement”) of StoneMor GP, which amended and restated the Amended and Restated Limited Liability Company Agreement of StoneMor GP, LLC, dated September 20, 2004, as amended. The Second Amended and Restated LLC Agreement provides for only one class of membership interests: Class A to reflect the contribution of Class B members interests as described above.

Board Meetings and Executive Sessions, Communications with Directors and Board Committees

From January 1, 2014 to December 31, 2014, the Board of Directors of our general partner held four meetings. All directors then in office attended all of these meetings, either in person or by teleconference.

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

We have an Audit Committee, a Conflicts Committee, a Trust Committee, and a Compensation, Nominating and Governance, and Compliance Committee of the Board of Directors of our general partner. The Board of Directors of our general partner appoints the members of such committees. The members of the committees and a brief description of the functions performed by each committee are set forth below.

Audit Committee

The current members of the Audit Committee are Messrs. Freedman (Chairman), Carver and Pound. During 2014, due to changes in the composition of the board, the members of the Audit Committee included Messrs. Freedman (Chairman), Grunebaum, Carver, Slayen, Talbott and Pound. Mr. Slayen served as a member of the Audit Committee following Mr. Grunebaum’s retirement on March 31, 2014 and until Mr. Slayen’s resignation effective July 1, 2014. Mr. Talbott served as a member of the Audit Committee following Mr. Slayen’s resignation until November 10, 2014, when the Board appointed Mr. Pound to serve as a member of the Audit Committee of the Board. The primary responsibilities of the Audit Committee are to assist the Board of Directors of our general partner in its general oversight of our financial reporting, internal controls and audit functions, and it is directly responsible for the appointment, retention, compensation and oversight of the work of our independent auditors. The Audit Committee’s charter is posted on our website at www.stonemor.com under the “Investors” section. Information on our website does not constitute a part of this Annual Report on Form 10-K.

All current committee members qualify as “independent” under applicable standards established by the SEC and NYSE for members of audit committees. In addition, the current members of the Audit Committee have been determined by the Board of Directors of our general partner to have accounting or related financial management expertise and to meet the qualifications of “audit committee financial experts” in accordance with NYSE listing standards and SEC rules. The “audit committee financial expert” designation is a disclosure requirement of the SEC related to Messrs. Freedman, Carver and Pound’s experience and understanding with respect to certain accounting, and auditing matters. The designation does not impose any duties, obligations or liabilities that are greater than those generally imposed on them as members of the Audit Committee and the Board of Directors of our general partner and it does not affect the duties, obligations or liabilities of any other member of the Audit Committee or the Board of Directors.

Conflicts Committee

The members of the Conflicts Committee are Messrs. Freedman (Chairman) and Carver. The primary responsibility of the Conflicts Committee is to review matters that the directors believe may involve potential conflicts of interest. The Conflicts Committee meets on an as-needed basis and determines if a proposed resolution of the conflict of interest is fair and reasonable to us. The members of the Conflicts Committee may not be officers or employees of our general partner or directors, officers, or employees of its affiliates and must meet the independence standards to serve on an audit committee of a board of directors established by the NYSE and certain other requirements. Any matters approved by the Conflicts Committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners, and not a breach by our general partner of any duties it may owe us or our unitholders.

Conflicts of interest may arise between us and our unitholders, on the one hand, and our general partner and its affiliates, on the other hand. These conflicts include decisions made by our general partner (such as the amount and timing of borrowings or whether to acquire additional cemeteries) that may result in our general partner receiving incentive distributions.

Compensation, Nominating and Governance, and Compliance Committee (Formerly, the Nominating, Compensation and Corporate Governance Committee)

The members of the Compensation, Nominating and Governance, and Compliance Committee (the “Compensation Committee”) are Messrs. Talbott (Chairman), Hellman, and Lautman. Effective May 2014,

compliance oversight functions of the former Trust and Compliance Committee were delegated to the Compensation Committee, and in September 2014, the committee was renamed as the Compensation, Nominating and Governance, and Compliance Committee. The primary responsibilities of the Compensation Committee are to oversee compensation decisions for the non-management directors of our general partner and executive officers of our general partner (in the event they are to be paid by our general partner), as well as our long-term incentive plan, to select and recommend nominees for election to the Board of Directors of our general partner, and to oversee matters of non-financial compliance, including our overall compliance with applicable legal and regulatory requirements.

Trust Committee (Formerly, the Trust and Compliance Committee)

The members of the Trust Committee during 2014 included Messrs. Hellman (Chairman), Talbott, Freedman, Grunebaum, Slayen, Shane and Carver. Mr. Slayen served as a member of the Trust Committee following Mr. Grunebaum’s retirement on March 31, 2014 and until Mr. Slayen’s resignation effective July 1, 2014. Mr. Talbott served as chair of the Trust and Compliance Committee before the compliance responsibilities were reassigned to the Compensation Committee. After the reassignment, Mr. Hellman became chair of the Trust Committee. The primary responsibilities of the Trust Committee are to assist the Board in fulfilling its responsibility in the oversight management of merchandise trusts and perpetual care trusts (merchandise trusts together with perpetual care trusts, the “Trusts”) and to review and recommend an investment policy for the Trusts, including (i) asset allocation; (ii) acceptable risk levels; (iii) total return or income objectives; and (iv) investment guidelines relating to eligible investments, diversification and concentration restrictions, and performance objectives for specific managers or other investments.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Our general partner’s directors, officers and beneficial owners of more than 10% of common units, if any, are required to file reports of ownership and reports of changes in ownership with the SEC. Directors, officers and beneficial owners of more than 10% of our common units are also required to furnish us with copies of all such reports that are filed. Based on our review of copies of such forms and amendments, we believe that all of the directors and executive officers of our general partner complied with all filing requirements under Section 16(a) of the Exchange Act during the year ended December 31, 2014, except for one Form 4 relating to one transaction for Mr. Hellman, and one Form 4 relating to one transaction for Mr. Pound, which, through inadvertence, were not timely filed. In addition, one Form 5 filed by Mr. Freedman in February 2015 in connection with one 2012 gift transaction, through inadvertence, was not timely filed.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Our Compensation Process

Our business is managed by the directors, officers and employees of our general partner. We have no employees of our own. Accordingly, all decisions relating to compensation of the executive officers and directors of our general partner are made by the Board of Directors of our general partner, which we refer to as the board. The Compensation, Nominating and Governance, and Compliance Committee of the board, which we refer to as the compensation committee, is responsible for determining, or making recommendations to the board regarding the compensation of executive officers and outside directors and for overseeing all executive officer compensation programs, plans and policies, including those involving the issuance of equity securities.

Our general partner does not receive any management fee or other compensation for managing our business, but it is reimbursed by us for all expenses incurred on our behalf. These expenses include all expenses necessary or appropriate to the conduct of our business and allocable to us. The partnership agreement provides that our general partner will determine in good faith the expenses that are allocable to us. All items of cash compensation reflected in the tables below were incurred on our behalf by our general partner and reimbursed by us.

Objectives and Overview of Our Compensation Programs

Our compensation programs are designed by the board and compensation committee to attract, motivate and retain high quality executive officers, who will advance our overall business strategies and goals to create and return value to our unitholders. Our business goals are to increase our revenues, profits and cash distributions from existing operations, facilitate our growth through acquisitions, promote a cohesive team effort and provide a workplace environment that fosters compliance with the laws and regulations applicable to our business. We believe that an effective executive compensation program should maximize the value of our unitholders’ investment by aligning the interests of our executive officers with the interests of our unitholders. We also believe that such program should provide competitive total compensation at a reasonable cost.

Our compensation programs include short-term elements, such as annual base salaries and cash bonuses, as well as longer-term elements such as equity-based awards. Some of our executive officers may also receive health, disability and life insurance benefits and automobile allowances, and are entitled to defer a portion of their compensation pursuant to our 401(k) retirement plan. We do not match any contributions under that plan. We have no formula for allocating between long or short-term compensation, cash or non-cash compensation, or among different forms of non-cash compensation, all of which allocations are determined at the discretion of the compensation committee.

Role of the Board, the Compensation Committee and Management

The board appointed the compensation committee to assist the board in discharging its responsibilities relating to compensation matters, including compensation of directors and executive officers of our general partner. The compensation committee is responsible for reviewing, evaluating and approving agreements, plans, policies and programs utilized to compensate the officers, directors and employees of our general partner.

In 2014, the compensation committee has determined the compensation of our executive officers without the input of any compensation consultants. Compensation decisions for individual executive officers are the result of the subjective analysis of a number of factors, including the executive officer’s experience, skills and tenure with us as well as the input (except in case of the CEO’s compensation) of our Chief Executive Officer. In making individual compensation decisions, the compensation committee relies on the judgment and experience of its members as well as information that is reasonably available to committee members, including, but not limited to, comparable company data.

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

Elements of Our Executive Compensation Program

The following table sets forth the primary elements of our executive compensation program and the objective each element is designed to achieve.

Element	Characteristics	Purpose
Base Salary	Fixed annual cash compensation. Executive officers are eligible for periodic increases based on performance and such other factors as the compensation committee may determine.	Helps attract and retain executives with skills and experience necessary to execute our business strategy.

Bonuses	Annual cash incentives earned based on performance and such other factors as the compensation committee may determine.	Rewards executives for successful management of the business and achieving performance objectives.

Long-Term Equity Incentive Awards	Equity based grants motivating executives to consider our long-term objectives.	Aligns executive officers’ performance with unitholders’ interests and rewards executives for increasing unitholder value over the long-term.

Health, Welfare and Retirement Benefits	Health and disability insurance benefits are available to our executive officers and all other regular full-time employees. Executive officers as well as other full-time employees can defer a portion of their compensation pursuant to our 401(k) retirement plan.	Provides benefits to our executive officers and other employees to meet their health, wellness and retirement needs.

Perquisites	Represent an immaterial element of our executive compensation program.	Encourage long-term retention of executives.

Base Salary

Base salary is the guaranteed element of our executive officers’ compensation. The base salaries of Mr. Miller, the Chief Executive Officer of our general partner, Mr. Yost, the Chief Financial Officer of our general partner, and Mr. Meyers, the Chief Operating Officer of our general partner, described below reflect the subjective assessment of the compensation committee and the board, taking into consideration the experience of the executive, the competitive market for similarly skilled executives, the complexity of the executive’s job, our financial capabilities and business goals. The base salaries of Messrs. Miller, Yost and Meyers did not increase in 2014. The executive salaries for the 2015 calendar year are $528,000, $300,000 and $325,000 for Messrs. Miller, Yost and Meyers, respectively.

Bonuses

Bonuses are designed to motivate our executives to achieve our short-term earnings growth and provide awards for successful management of the business. Bonuses and the identity of the recipients are determined at the discretion of the compensation committee, after considering the recommendations of our Chief Executive Officer related to other executive officers and employees. The Compensation Committee considers the following factors in determining the amount of discretionary bonus payable to an executive officer: our overall performance in light of economic conditions experienced during the fiscal year, the executive’s contribution to our annual and long-term strategic objectives, and the quality of the executive’s work.

For 2014, the compensation committee awarded discretionary bonuses to certain key employees of our general partner. Messrs. Miller and Yost were awarded bonuses of $300,000 and $75,000, respectively. Mr. Meyers was awarded a bonus of $75,000 pursuant to the terms of his October 2013 offer letter.

Long-Term Equity Incentive Plan Awards

Awards under our long-term incentive plans are designed to motivate our executives to remain employed by us for a sufficient period to achieve our longer-term business goals and increase unit-holder value. Unless otherwise specified in the award agreements or determined by the compensation committee, unvested awards under the long-term incentive plans are forfeited upon an executive’s termination of employment. Pursuant to certain key employee restricted phantom unit agreements and unit appreciation rights agreements with our executives, unvested awards under our long-term incentive plans are forfeited if employment terminates for any reason other than a change of control, death, permanent disability or retirement at an age approved by the compensation committee. The grant of awards under our long-term incentive plans is made at the discretion of the board of directors or the compensation committee, as applicable, after considering recommendations of our Chief Executive Officer related to other executive officers and employees.

In 2014, 6,458.59 phantom units were credited to Mr. Miller’s mandatory deferred compensation account, pursuant to his distribution equivalent rights under his executive restricted phantom unit agreements. Phantom units become payable, in cash or common units, at our election, upon the separation of the executive from service or upon the occurrence of certain other events specified in the applicable agreement. For additional information on awards previously made to our executive officers, see Note 11 to consolidated financial statements included in this Annual Report on Form 10-K.

The board does not have a program, plan or practice to time grants of awards in coordination with release of material non-public information.

Severance Payments

The employment agreement for Mr. Miller, which was amended and restated in July 2013, provides for severance payments in the amount of 2.5 times base salary in the event an executive’s employment is terminated by our general partner without cause or by the executive for good reason. In that circumstance, all of the executive’s unvested equity awards will vest and the executive will be entitled to the continuation of insurance benefits for an agreed period or a cash equivalent. We do not provide cash payments to executives that are triggered by a change of control of our company or our general partner, but upon such a change of control, all of our executives’ unvested equity awards will vest. We believe that the foregoing arrangements are necessary to provide for personal financial security and encourage the continued attention and dedication of the management talent required to achieve our business goals.

Health and Welfare Benefits and Perquisites

Our named executive officers participate in a wide array of benefit plans that are available to all of our salaried employees, including health, life and disability insurance plans. We generally do not offer our named executive officers any material compensation in the form of perquisites. Perquisites provided to our named executive officers described in Footnote 2 to the Summary Compensation Table below are linked to our compensation philosophy of encouraging the long-term retention of our executives.

COMPENSATION COMMITTEE REPORT

The Compensation, Nominating and Governance, and Compliance Committee of the board of directors of our general partner has reviewed and discussed with management the Compensation Discussion and Analysis for the year ended December 31, 2014. Based on such review and discussions, the Compensation, Nominating and Governance, and Compliance Committee recommended to the board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

This Compensation Committee Report shall not be deemed incorporated by reference in any document previously or subsequently filed with the SEC that incorporates by reference all or any portion of this Annual Report on Form 10-K, except to the extent that we specifically request that the report be incorporated by reference.

By the Compensation, Nominating and Governance, and Compliance Committee.

Fenton R. Talbott, Chairman

Robert B. Hellman, Jr.

Martin R. Lautman

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation awarded to, earned by, or paid to our Chief Executive Officer, our Chief Financial Officer and our other executive officer, referred to as named executive officers, for all services rendered in all capacities to our subsidiaries and us. Terms “Stock” and “Option” in the Summary Compensation Table and other tables included in this Item 11 refer to common units and unit appreciation rights, respectively, of StoneMor Partners L.P.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (1) ($)	Option Awards (1) ($)	All Other Compensation (2) ($)	Total ($)
Lawrence Miller	2014	$527,884	$300,000	$161,150	$—	$13,200	$1,002,234	(3)
Chief Executive Officer,	2013	$526,616	$462,515	$143,754	$—	$13,200	$1,146,085	(3)
President and Chairman of the Board	2012	$500,000	$—	$1,102,388	$—	$16,475	$1,618,863	(3)

Timothy K. Yost	2014	$250,000	$75,000	$—	$—	$—	$325,000
Chief Financial Officer and	2013	$250,000	$189,332	$—	$—	$—	$439,332
Secretary	2012	$212,500	$—	$—	$92,000	$—	$304,500

David L. Meyers	2014	$300,000	$75,000	$—	$—	$6,000	$381,000
Chief Operating Officer	2013	$56,538	$—	$—	$50,000	$20,548	$127,086

(1)	Represents the aggregate grant date fair value of awards made during the year in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 referred to as “ASC Topic 718” based on the assumptions set forth in Note 11 to the consolidated financial statements included in our Annual Report on Form 10-K. In 2014, Mr. Miller received 6,458.59 restricted phantom units with an aggregate fair value of $161,150. In 2013, Mr. Miller received 5,685.38 restricted phantom units with an aggregate fair value of $143,754. Also, in 2013, Mr. Meyers received 25,000 Unit Appreciation Rights (UARs) with an aggregate fair value of $50,000. In 2012, Mr. Miller received 46,231.82 restricted phantom units with an aggregate fair value of $1,102,388 Also, in 2012, Mr. Yost received 25,000 Unit Appreciation Rights (UARs) with an aggregate fair value of $92,000.
(2)	Other compensation for 2014 includes an auto allowance of $13,200 for Mr. Miller and $6,000 for temporary housing expenses for Mr. Meyers. Other compensation for 2013 includes an auto allowance of $13,200 for Mr. Miller and a $12,500 hiring bonus to Mr. Meyers. The company also paid $8,048 in 2013 for relocation and temporary housing expenses for Mr. Meyers. Other compensation for 2012 includes an auto allowance of $13,200 for Mr. Miller and $3,275 in expenses related to the travel of the spouse of Mr. Miller.
(3)	For information regarding cash distributions that may be received by our named executive officer by reasons of his ownership interests in our general partner or its affiliates see “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

GRANTS OF PLAN-BASED AWARDS DURING THE YEAR ENDED DECEMBER 31, 2014

The following table sets forth information regarding grants of plan-based awards to our named executive officers during the year ended December 31, 2014.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#) (1)	Grant Date Fair Value of Stock and Option Awards (2)
Lawrence Miller	2/14/2014	1,550.54	$38,345
	5/15/2014	1,616.27	$39,275
	8/14/2014	1,657.18	$40,916
	11/14/2014	1,634.60	$42,614

(1)	Under the executive restricted phantom unit agreements entered into under our long-term incentive plans, Mr. Miller was credited with 6,458.59 phantom units during 2014, pursuant to his distribution equivalent rights. The distribution equivalent rights accrue on restricted phantom units representing limited partner interests and become payable, in cash or common units, at the election of the issuer, upon the separation of the reporting person from service or upon the occurrence of certain other events. Each distribution equivalent right is the economic equivalent of one common unit representing a limited partner interest.
(2)	The grant date fair value, pursuant to his distribution equivalent rights, is equal to the cumulative restricted phantom units outstanding at the time of the distribution, multiplied by the per-unit monetary distribution, divided by the closing price per common unit on the day prior to the distribution date.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2014

The following table sets forth information with respect to outstanding equity awards at December 31, 2014 for our named executive officers.

Name	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (2)	Market Value of Shares or Units of Stock That Have Not Vested (2)
Lawrence Miller	—	—	$—	—	70,366	$1,813,332
Timothy K. Yost	16,666	8,334	$24.36	4/2/2017	—	$—
David L. Meyers	7,291	17,709	$25.61	10/22/2018	—	$—

(1)	Pursuant to a unit appreciation rights agreement entered into under our 2004 Long-Term Incentive Plan on April 2, 2012, Mr. Yost was granted 25,000 UARs. Pursuant to a unit appreciation rights agreement entered into under our 2004 Long-Term Incentive Plan on October 22, 2013, Mr. Meyers was granted 25,000 UARs. The UARs entitle an executive to receive, in our whole common units or cash, at our election, the excess of the fair value of the common unit on the day prior to the exercise date over the applicable exercise price, which was the last trading price of a common unit immediately preceding the grant. The UARs vest ratably over a period of 48 months beginning on the grant date.
(2)	Consistent with prior periods, during 2014 Mr. Miller was credited with 6,458.59 phantom units pursuant to his distribution equivalent rights pursuant to awards granted under our long-term incentive plans. The phantom units become payable, in cash or common units, at our election, upon the separation of the executive from service as an executive of our general partner or upon the occurrence of certain other events. The market value has been computed by multiplying the closing price of the common units on December 31, 2014 by the number of restricted phantom units held by Mr. Miller in his deferred compensation account at December 31, 2014.

OPTION EXERCISES AND STOCK VESTED DURING YEAR ENDED DECEMBER 31, 2014

The following table provides information about the value realized by the named executive officers on the exercise of unit appreciation rights during the year ended December 31, 2014.

	Option Awards
Name	Number of Shares Acquired on Exercise (#) (1)	Value Realized on Exercise ($) (1)
Lawrence Miller	49,187	$1,286,240
Timothy K. Yost	7,026	$183,730

(1)	Messrs. Miller and Yost exercised 175,000 UARs and 25,000 UARs, respectively, which had vested under our 2004 Long Term Incentive Plan. The UARs had an exercise price of $18.80 per unit and their exercise resulted in the issuance of 49,187 units and 7,026 units, respectively, based upon the difference between the closing price of our outstanding common units on the day prior to the exercise date of September 9, 2014 ($26.15) and the exercise price.

Agreements with Named Executive Officers

The following is a summary of certain material provisions of agreements between our general partner and Messrs. Miller and Meyers.

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

David Meyers

In October 2013, Mr. Meyers entered into a Letter Agreement with our general partner, which provides for Mr. Meyers to receive an annual base salary of $300,000 per year and a hiring bonus of $12,500. Pursuant to the Letter Agreement, Mr. Meyers is also eligible to receive a discretionary annual bonus of up to a maximum of 25% of his annual base salary. The sum of $75,000 was guaranteed as the minimum annual bonus for the calendar year ending December 31, 2014. Mr. Meyers was provided with temporary housing for 120 days, and our general partner covered the customary buyers’ closing costs (excluding down payment) for the purchase of a home prior to December 31, 2014. Our general partner also reimbursed Mr. Meyers’ relocation expenses, subject to Mr. Meyers’ obligation to pay back the reimbursed expenses if he terminates his employment within 12 months from the relocation date. Mr. Meyers also entered into a Confidentiality and Non-Compete Agreement with StoneMor GP, which contains customary non-solicitation, non-competition and confidentiality covenants.

Potential Payments upon Termination or Change of Control

The following table describes the potential payments and benefits under Mr. Miller’s employment agreement and agreements relating to awards granted under our long-term incentive plans, as applicable, to which the named executive officers would be entitled upon termination of employment if our general partner terminated their employment without cause or if the executive terminates assuming the termination took place on December 31, 2014. A change of control of our general partner or of us would not trigger change of control payments, but it would accelerate the vesting of the outstanding unvested awards granted under our long-term incentive plans.

Name	Cash Severance Payment ($) (1)	Continuation of Medical /Welfare Benefits (Present Value) ($) (2)	Acceleration and Continuation of Equity Awards ($) (3)	Total Termination Benefits ($)
Lawrence Miller:
Termination:
by death	$4,875,000	$29,862	$1,813,332	$6,718,194
by disability, by executive for good reason or by our general partner without cause	$1,320,000	$29,862	$1,813,332	$3,163,194
Timothy K. Yost	$—	$—	$11,751	$11,751
David L. Meyers	$—	$—	$2,833	$2,833

(1)	Mr. Miller is entitled to 2.5 times his base annual salary if he is terminated by disability or without cause, or if he terminates with good reason.
(2)	Mr. Miller is entitled to continued coverage under our medical, dental, hospitalization and life insurance programs for two years for himself and his dependents.
(3)	At December 31, 2014, Mr. Miller held 70,366.89 restricted executive phantom units. Mr. Yost held 8,334 unvested UARs for which the exercise price was $24.36. Mr. Meyers held 17,709 unvested UARs for which the exercise price was $25.61. The UARs automatically vest if there is a change in control, but remain unvested if there is termination event by other means. The amount calculated hereunder is based upon the closing price of our outstanding common units at December 31, 2014 ($25.77). The fair value of Mr. Miller’s restricted executive phantom units is equal to the total phantom units outstanding multiplied by the December 31, 2014 closing price. The value of UARs is equal to the total unvested UARs multiplied by the difference between the closing price of our common units at December 31, 2014 and the relevant exercise prices.

DIRECTOR COMPENSATION

The following table sets forth compensation information for 2014 for each member of our general partner’s board of directors, except for Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of our general partner, who does not receive additional compensation for serving on the board. See “Summary Compensation Table” for compensation disclosures related to Mr. Miller.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (3) (4)	All Other Compensation ($)	Total ($)
Howard L. Carver (1)	$62,500	$79,665	$—	$142,165
Jonathan A. Contos (1)	$44,000	$—	$—	$44,000
Allen R. Freedman (1)	$35,000	$124,682	$—	$159,682
Peter K. Grunebaum (1)	$8,500	$13,880	$—	$22,380
Robert B. Hellman, Jr. (1)	$91,500	$24,408	$—	$115,908
Martin R. Lautman, Ph.D. (1)	$44,000	$93,544	$—	$137,544
Leo J. Pound (1)	$34,000	$5,000	$—	$39,000
William R. Shane (2)	$74,000	$51,974	$—	$125,974
Howard T. Slayen (1)	$32,000	$15,184	$—	$47,184
Fenton R. Talbott (1)	$98,750	$60,727	$—	$159,477

(1)	Each board member denoted was entitled to an annual retainer of $80,000, which could have be received in cash, restricted phantom units or a combination of cash and restricted phantom units at the board member’s election. A minimum of $20,000 of the $80,000 annual retainer had to be paid in restricted phantom units to each director. Following the Reorganization, the board determined that this minimum did not apply to Messrs. Hellman and Contos, who were compensated in cash thereafter. In addition to the retainers, the same board members were entitled to a meeting fee of $2,000 for each meeting of the board of directors attended in person and $1,500 for each committee meeting attended in person, a fee of $500 for participation in each telephone board call that is greater than one hour, but less than two hours, and $1,000 for participation in each telephone board call that is two hours or more. In addition, Mr. Freedman receives an annual retainer of $15,000 as the Chairman of the Audit Committee and Mr. Talbott receives an annual retainer of $12,500 for serving as the Chairman for our Compensation, Nominating and Governance, and Compliance Committee and for serving as Chairman of the Trust and Compliance Committee prior to its shift to the Trust Committee. Lastly, each board member is entitled to receive restricted phantom units pursuant to their distribution equivalent rights. The cash amounts shown in the table above are those earned during 2014. For information regarding cash distributions that may be received by our directors by reasons of their ownership interests in our general partner or its affiliates see “Item 13. Certain Relationships and Related Transactions, and Director Independence.”
(2)	In connection with his retirement from the position of Executive Vice President and Chief Financial Officer, Mr. Shane entered into an employment agreement with our general partner, pursuant to which he served as an advisor available to management and Vice Chairman of the Board of Directors of our general partner until April 1, 2014. Upon expiration of this agreement, Mr. Shane agreed to continue in this role on an at-will basis. During 2014, Mr. Shane earned $152,600 as well as other compensation consisting of an auto allowance of $6,600 in this advisor role. Excluding his stock awards and his $74,000 cash retainer for serving as a director, Mr. Shane did not receive any other compensation as a director during 2014. His total cash compensation for the year, excluding his auto allowance, was $226,600.
(3)	The restricted phantom units awarded as retainer compensation are credited to a mandatory deferred compensation account established for each such person. In addition, for each restricted phantom unit in such account, we credit the account, solely in additional restricted phantom units, an amount of distribution equivalent rights so as to provide the restricted phantom unit holders means of participating on a one-for-one basis in distributions made to holders of our common units. Payments to the participant’s mandatory deferred compensation account will be made on the earlier of (i) separation of the participant from service as a director, (ii) disability, (iii) unforeseeable emergency, (iv) death, or (v) change of control of our Company or our general partner and will be paid at our election in our common units or cash. A summary of activity in these accounts is shown below:

	Restricted Phantom Units
	Deferred Compensation Account Balance at 12/31/2013	2014 Elective Compensation	2014 Awards Pursuant to Distribution Equivalent Rights	Conversion to Common Units Upon Resignation	Balance at 12/31/2014
Howard L. Carver	15,128.23	1,588.80	1,588.85	—	18,305.88
Jonathan A. Contos	—	—	—	—	—
Allen R. Freedman	16,516.00	3,177.60	1,789.08	—	21,482.68
Peter K. Grunebaum	14,799.88	204.08	359.08	(15,363.04)	—
Robert B. Hellman, Jr.	4,869.96	604.07	382.87	—	5,856.90
Martin R. Lautman, Ph.D.	16,516.00	1,986.00	1,744.09	—	20,246.09
Leo J. Pound	—	190.33	—	—	190.33
William R. Shane	14,514.12	590.32	1,481.49	—	16,585.93
Howard T. Slayen	—	613.25	7.56	(620.81)	—
Fenton R. Talbott	15,850.59	794.40	1,631.86	—	18,276.85

(4)	See the table below:

This table presents the aggregate grant date fair value of awards made during the year in accordance with ASC Topic 718 based on the assumptions set forth in Note 11 to the consolidated financial statements included in our Annual Report on Form 10-K.

The grant date fair value of each grant awarded to each director of our general partner, who was not also an Executive Officer of our general partner, is as follows:

		Fair Value of Units Granted
Grant Date	Fair Value per Unit (1)	Howard Carver	Jonathan Contos	Allen Freedman	Peter Grunebaum	Robert Hellman	Martin Lautman	Leo Pound	William Shane	Howard Slayen	Fenton Talbott
2/14/2014	$24.73	$9,077	$—	$9,909	$8,880	$2,922	$9,910	$—	$8,708	$—	$9,510
3/11/2014	$24.50	$10,000	$—	$20,000	$5,000	$5,000	$12,500	$—	$—	$7,500	$5,000
5/13/2014	$24.42	$10,000	$—	$20,000	$—	$5,000	$12,500	$—	$5,000	$7,500	$5,000
5/15/2014	$24.30	$9,542	$—	$10,640	$—	$3,115	$10,456	$—	$8,920	$184	$9,864
8/14/2014	$24.69	$10,190	$—	$11,584	$—	$3,371	$11,205	$—	$9,417	$—	$10,400
8/26/2014	$25.61	$10,000	$—	$20,000	$—	$5,000	$12,500	$—	$5,000	$—	$5,000
11/11/2014	$26.27	$10,000	$—	$20,000	$—	$—	$12,500	$5,000	$5,000	$—	$5,000
11/14/2014	$26.07	$10,856	$—	$12,549	$—	$—	$11,973	$—	$9,929	$—	$10,953

Total		$79,665	$—	$124,682	$13,880	$24,408	$93,544	$5,000	$51,974	$15,184	$60,727

(1)	The fair value per unit is based on the close price of our common units on the date immediately preceding the date of grant.

At December 31, 2013, each non-executive board member, excluding Messrs. Contos, Pound and Slayen, also held UARs, which were granted in 2009. Mr. Shane held 175,000 UARs, while the remaining board members each held 15,000 UARs. All of these UARs were exercised during 2014 and are no longer outstanding.

During the third quarter of 2014, Messrs. Hellman and Contos, affiliates of ACII, elected to have all compensation pertaining to their director services, to be paid directly to ACII.

Long-Term Incentive Plans

In 2004, our general partner adopted the StoneMor Partners L.P. Long-Term Incentive Plan, as amended (the “2004 long-term incentive plan), for employees, consultants and directors of our general partner and its affiliates. The 2004 long-term incentive plan permits the grant of awards covering an aggregate of 1,124,000 common units in the form of unit options, unit appreciation rights, restricted units and phantom units. The 2004 long-term incentive plan expired on September 10, 2014 pursuant to its terms. Although outstanding awards under the 2004 long-term incentive plan continue in effect upon such expiration, we were unable to grant new awards under the 2004 long-term incentive plan after September 10, 2014. The board of directors of our general partner unanimously approved the StoneMor Partners L.P. 2014 Long-Term Incentive Plan (the “2014 Plan”) effective September 24, 2014, subject to unitholder approval, and on November 13, 2014, at a special meeting of unitholders, the 2014 Plan was approved by unitholders. Generally, the terms of the 2014 plan and the 2004 long-term incentive plan are similar. The 2014 plan provides us with more flexibility in granting various types of awards and includes, for example, unit awards, which were not part of the 2004 long-term incentive plan.

The 2014 plan is intended to promote the interests of the Partnership, our general partner and their respective affiliates by providing to employees, consultants and directors of our general partner and its affiliates incentive compensation awards to encourage superior performance. The 2014 plan is also contemplated to enhance our ability and the ability of our general partner and its affiliates to attract and retain the services of individuals who are essential for our growth and profitability and to encourage them to devote their best efforts to advancing our business.

Subject to adjustments due to recapitalization or reorganization, the maximum aggregate number of common units which may be issued pursuant to all awards under the 2014 plan is 1,500,000 common units and, commencing with the first business day of each calendar year beginning with 2015, the board may increase such maximum aggregate number of common units by up to 100,000 common units per year. Common units withheld from an award or surrendered by a recipient to satisfy certain tax withholding obligations of the Partnership or an affiliate or in connection with the payment of an exercise price with respect to an award will not be considered to be common units delivered under the 2014 plan. If any award is forfeited, canceled, exercised, settled in cash or otherwise terminates or expires without the actual delivery of common units pursuant to the award, the common units subject to such award will be again available for awards under the 2014 plan.

The 2014 plan is administered by the compensation committee of the board of directors of our general partner. The compensation committee has full power and authority to: (i) designate participants; (ii) determine the type or types of awards to be granted to a participant; (iii) determine the number of common units to be covered by awards; (iv) determine the terms and conditions of any award, including, without limitation, provisions relating to acceleration of vesting or waiver of forfeiture restrictions; (v) determine whether, to what extent, and under what circumstances awards may be vested, settled, exercised, canceled, or forfeited; (vi) interpret and administer the 2014 plan and any instrument or agreement relating to an award made under the 2014 plan; (vii) establish, amend, suspend, or waive such rules and regulations and delegate to and appoint such agents as it deems appropriate for the proper administration of the 2014 plan; and (viii) make any other determination and take any other action that the compensation committee deems necessary or desirable for the administration of the 2014 plan. The committee may correct any defect or supply any omission or reconcile any inconsistency in the 2014 plan or an award agreement, as the committee deems necessary or appropriate.

Awards under the 2014 plan may be in the form of: (i) phantom units; (ii) restricted units (including unit distribution rights, referred to as “UDRs”); (iii) options to acquire common units; (iv) UARs; (v) DERs; (vi) unit awards and cash awards; and (viii) performance awards. Awards under the 2014 plan may be granted either alone or in addition to, in tandem with or in substitution for any other award granted under the 2014 plan. Awards granted in addition to or in tandem with other awards may be granted at either the same time as or at a different time from the other award. If an award is granted in substitution or exchange for another award, the compensation committee shall require the recipient to surrender the original award in consideration for the grant of the new award. Awards under the 2014 plan may be granted in lieu of cash compensation, including in lieu of cash amounts payable under other plans of our general partner, our company, or any affiliates, in which the value of common units subject to the award is equivalent in value to the cash compensation, or in which the exercise price, grant price, or purchase price of the award in the nature of a right that may be exercised is equal to the fair market value of the underlying common units minus the value of the cash compensation surrendered. Summaries of the different types of awards are provided below:

Phantom Unit: A phantom unit entitles the grantee to receive a common unit upon the vesting of the phantom unit, or at the discretion of our compensation committee, the cash equivalent of the fair market value of a common unit. The compensation committee determines the number of phantom units to be granted, the period of time when the phantom units are subject to forfeiture, vesting or forfeiture conditions, which may include accelerated vesting upon the achievement of certain performance goals, and such other terms and conditions the compensation committee may establish, including whether DERs are granted with respect to phantom units.

Restricted Unit: A restricted unit is subject to a restricted period established by the compensation committee, during which the award remains subject to forfeiture or is either not exercisable by or payable to the recipient of the award. The compensation committee determines the number of restricted units to be granted, the period of time when the restricted units are subject to forfeiture, vesting or forfeiture conditions, which may include accelerated vesting upon the achievement of certain performance goals, and such other terms and conditions the compensation committee may establish. Upon or as soon as reasonably practical following the vesting of a restricted unit, the participant is entitled to have the restrictions removed from the unit certificate so that the unit will be unrestricted.

Option: The compensation committee determines the number of common units underlying each option, whether DERs also are to be granted with the common unit option, the exercise price and the conditions and limitations applicable to the exercise of the common unit option.

UAR: A UAR entitles the grantee to receive the excess of the fair market value of a common unit on the exercise date over the exercise price established for such UAR, which may be paid in cash or common units at the discretion of the compensation committee. The compensation committee determines the number of common units to be covered by each grant, whether DERs are granted with respect to such UAR, the exercise price and the conditions and the limitations applicable to the exercise of the UAR, which may include accelerated vesting upon the achievement of certain performance goals.

DER: A DER entitles the grantee to receive an amount, payable either in cash or common units at the discretion of the compensation committee, equal to the cash distributions we make with respect to a unit during the period the award is outstanding. At the discretion of the compensation committee, any award, other than a restricted unit or unit award, may include a tandem grant of DERs, which may provide that the DERs will be paid directly to the participant, be reinvested into additional awards, be credited to an account subject to the same restrictions as the tandem award, if any, or be subject to such other provisions and restrictions as determined by the compensation committee.

UDR: A UDR is a distribution made by us with respect to a restricted unit. At the discretion of the compensation committee, a grant of restricted units may also provide for a UDR, which will be subject to the same forfeiture and other restrictions as the restricted units. If restricted, the distributions will be held, without interest, until the restricted unit vests or is forfeited with the UDR being paid or forfeited at the same time, as the case may be. The compensation committee may also provide that distributions be used to acquire additional restricted units. When there is no restriction on the UDRs, UDRs will be paid to the holder of the restricted unit without restriction at the same time as cash distributions are paid by our company to unitholders.

Unit Award: A unit award is a grant of a common unit, which is not subject to a restricted period, during which the award remains subject to forfeiture or is either not exercisable by or payable to the recipient of the award. Unit awards are granted at the discretion of the compensation committee as a bonus or additional compensation or in lieu of cash compensation the recipient would otherwise be entitled to receive, in amounts as the compensation committee determines to be appropriate.

Other Unit Based and Cash Awards: Other awards, denominated or payable in, valued in whole or in part by reference to, or otherwise based, or related to, common units, may be granted by the compensation committee, including convertible or exchangeable debt securities, other rights convertible or exchangeable into common units, purchase rights for common units, awards with value and payment contingent upon performance of our company or any other factors designated by the compensation committee. The compensation committee determines the terms and conditions of such other unit based awards. Additionally, cash awards may also be granted by the compensation committee, either as an element of or supplement to another award or independent of another award.

Performance Award: A performance award is an award under which the participant’s right to receive a grant and to exercise or receive a settlement of any award, and the vesting or timing of such award, is subject to performance conditions specified by the compensation committee. Performance conditions consist of one or more business criteria or individual performance criteria and a targeted level or levels of performance with respect to each criterion, as determined by the compensation committee. The achievement of performance conditions shall be measured over a performance period of up to ten years, as specified by the compensation committee. At the end of the applicable performance period, the compensation committee shall determine the amount, if any, of the potential performance award to which the recipient is entitled. The settlement of a performance award shall be in cash, common units or other awards or property at the discretion of the compensation committee.

Upon a change of control of the Partnership or our general partner, the compensation committee may undertake one or more of the following actions, which may vary among individual holders and awards: (i) remove forfeiture restrictions on any award; (ii) accelerate the time of exercisability or lapse of a restricted period; (iii) provide for cash payment with respect to outstanding awards by requiring the mandatory surrender of all or some of outstanding awards; (iv) cancel awards that remain subject to a restricted period without payment to the recipient of the award; or (v) make certain adjustments to outstanding awards as the compensation committee deems appropriate.

If a director’s membership on the board of directors of our general partner or an affiliate terminates for any reason, or an employee’s employment with our general partner and its affiliates terminates for any reason, his or her unvested awards will be automatically forfeited unless, and to the extent that, our compensation committee or grant agreements provide otherwise.

The 2014 plan became effective on the date of its approval by the board of directors of our general partner as of September 24, 2014. The 2014 plan will continue in effect until the earliest of (i) the date determined by the board of directors of our general partner; (ii) the date that all common units available under the 2014 plan have been delivered to participants; or (iii) the tenth anniversary of the approval of the 2014 plan by the board. The authority of the board of directors or the compensation committee of our general partner’s board of directors to amend or terminate any award granted prior to such termination, as well as the awards themselves, will extend beyond such termination date.

Risk Assessment in Compensation Policies and Practices for Employees

The compensation committee reviewed the elements of our compensation policies and practices for all employees, including executive officers, in order to evaluate whether risks that may arise from such compensation policies and practices are reasonably likely to have a material adverse effect on our company. The compensation committee concluded that the following features of our compensation programs guard against excessive risk-taking:

•	compensation programs provide a balanced mix of short-term and long-term incentives in cash and equity compensation;

•	base salaries are consistent with employees’ duties and responsibilities;

•	corporate performance goals are set at reasonable and achievable levels, and failure to achieve the goals does not result in a large percentage loss of compensation; and

•	cash incentive awards are capped by the compensation committee.

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

Compensation Committee Interlocks and Insider Participation

None of the persons who served as members of the Compensation, Nominating and Governance, and Compliance Committee (Fenton R. Talbott, Robert B. Hellman, Jr. or Martin R. Lautman) in 2014 has ever been an officer or other employee of our company, or has any relationship requiring disclosure under Item 404 of Regulation S-K other than as described in “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Additionally, there were no compensation committee “interlocks” during 2014, which generally means that none of executive officers of our general partner served as a director or member of the compensation committee of another entity, one of whose executive officers served as a director or member of the Nominating, Compensation and Corporate Governance Committee of the board of directors of our general partner.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, the beneficial ownership of the common units of StoneMor as of March 2, 2015 held by beneficial owners of 5% or more of the units, if any, by directors and named executive officers of our general partner and by all directors and executive officers of our general partner as a group. Unless otherwise indicated, the address for each unitholder is c/o StoneMor Partners L.P., 311 Veterans Highway, Suite B, Levittown, PA 19056. Unless otherwise indicated, the beneficial owner named in the table is deemed to have sole voting and sole dispositive power of the units set forth opposite such beneficial owner’s name.

Title of Class	Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class
Common units	Lawrence Miller (1)	209,442	*
Common units	Timothy K. Yost	12,193	*
Common units	David L. Meyers	—	*
Common units	William R. Shane (2)	175,092	*
Common units	Howard L. Carver	12,565	*
Common units	Jonathan A. Contos	—	*
Common units	Allen R. Freedman (3)	41,630	*
Common units	Robert B. Hellman, Jr. (4)	2,271,858	7.8%
Common units	Martin R. Lautman, Ph.D.	130,514	*
Common units	Leo J. Pound	500	*
Common units	Fenton R. Talbott (5)	42,535	*

All directors and executive officers as a group (11 persons)		2,867,829	9.8%
American Cemeteries Infrastructure Investors, LLC (4)		2,255,947	7.7%
950 Tower Lane, Suite 800, Foster City, CA 94404

*	Less than one percent
(1)	Includes 64,167 common units held by LDLM Associates, LP, and 28,500 common units held by Osiris Investments, LP. Mr. Miller is the grantor and trustee of the Miller Revocable Trust, which is the general partner of LDLM Associates, LP. Mr. Miller is also a limited partner of LDLM Associates, LP, holding 98% of its limited partner interests. Mr. Miller and Mr. Shane are each 50% members of Osiris Investments LLC, which is the general partner of Osiris Investments LP. Mr. Miller therefore may be deemed to beneficially own all of the units beneficially owned by LDLM Associates, LP and Osiris Investments, LP. Pursuant to an agreement between Mr. Miller and Bank of America, N.A., as lender (the “Lender”), Mr. Miller pledged 151,200 common units as security for a loan the Lender made to Mr. Miller (the “Miller Pledge Agreement”). In the absence of a default, the Miller Pledge Agreement does not grant to the Lender the power to dispose or direct the disposition of the pledged securities.
(2)	Includes 64,167 common units held by Ten Twenty, LP and 28,500 common units held by Osiris Investments, LP. Mr. Shane is the general partner of Ten Twenty LP. Mr. Miller and Mr. Shane are each 50% members of Osiris Investments LLC, which is the general partner of Osiris Investments LP. Mr. Shane therefore may be deemed to beneficially own all of the units beneficially owned by Ten Twenty LP and Osiris Investments, LP. Pursuant to an agreement between Ten Twenty, LP and the Lender, Ten Twenty, LP pledged 32,196 common units as a security for a loan the Lender made to Ten Twenty, LP (the “Ten Twenty Pledge Agreement”). In the absence of a default, the Ten Twenty Pledge Agreement does not grant to the Lender the power to dispose or direct the disposition of the pledged securities.
(3)	Includes 20,798 common units held by Mr. Freedman’s spouse and over which Mr. Freedman may be deemed to have beneficial ownership.
(4)	Mr. Hellman’s beneficial ownership includes 15,911 common units held by Mr. Hellman directly and 2,255,947 common units held by American Cemeteries Infrastructure Investors, LLC, referred to as

“ACII.” AIM Universal Holdings, LLC, referred to as “AUH,” is the sole manager of ACII. Ms. Judy Bornstein and Messrs. Matthew P. Carbone and Robert B. Hellman Jr. are managing members of AUH, collectively referred to as the “managing members.” The managing members may be deemed to share voting and dispositive power over the common units held by ACII. ACII is owned by its members: American Infrastructure MLP Fund II, L.P., referred to as “AIM II,” American Infrastructure MLP Founders Fund II, L.P., referred to as “AIM FFII,” and AIM II Delaware StoneMor, Inc., referred to as “AIM II StoneMor.” AIM II StoneMor is owned by American Infrastructure MLP Management II, L.L.C., referred to as “AIM Management II,” and AIM II Offshore, L.P., referred to as “AIM II Offshore.” AIM Management II is the general partner of AIM II, AIM FFII and AIM II Offshore. Mr. Hellman is a managing member of AIM Management II and the president of AIM II StoneMor.
(5)	Mr. Talbott pledged 42,535 common units as security for his margin and asset managed accounts with Wells Fargo Advisors, LLC and Wells Fargo Bank, N.A, respectively.

Equity Compensation Plan Information

The following table details information regarding our equity compensation plan as of December 31, 2014:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders—2004 Plan (1)	173,244	$10.57	332,284
Equity compensation plans approved by security holders—2014 Plan (2)	2,188	$—	1,497,812
Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	175,432	$10.49	1,830,096

(1)	Includes 169,122 in restricted phantom units and 4,122 units that would be issued upon exercise of UARs based upon the exercise price of the UARs and the closing price of our common units at December 31, 2014. Column (a) does not include the anti-dilutive effects of 27,500 UARs that have an exercise price greater than the closing price of our common units at December 31, 2014. Although the 2004 Long-term Incentive Plan expired in September 2014 and we are unable to grant new awards under the 2004 plan, phantom units granted under the 2004 plan continue to accrue distribution equivalent rights each time we pay a distribution on our common units. Once phantom units vest, such phantom units, as well as phantom units accrued in connection with distribution equivalent rights will be settled either in common units or cash, at our discretion.
(2)	Includes 2,188 in restricted phantom units awarded during the fourth quarter of 2014 after the approval of the 2014 Long-term Incentive Plan. Column (c) is comprised of 1,500,000 available units approved with the 2014 Long-term Incentive Plan, less the 2,188 phantom units awarded. The 2014 plan initially permits the grant of awards covering an aggregate of 1,500,000 common units, a number that the board may increase by up to 100,000 common units per year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Independence of Directors

Even though most companies listed on the NYSE are required to have a majority of independent directors serving on the board of directors of the listed company, the NYSE does not require a listed limited partnership like us to have a majority of independent directors on the board of directors of its general partner. The board of directors has determined that Howard Carver, Jonathan Contos, Allen Freedman, Robert Hellman, Martin Lautman, Leo Pound, and Fenton Talbott qualify as “independent” directors in accordance with the applicable requirements of the NYSE, as required by Item 407(a) of Regulation S-K.

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

Distributions of available cash to our general partner and its affiliates	We have generally made cash distributions of approximately 97-98% to the unitholders, including our general partner, in respect of any common units that it may own, and approximately 1-2% to our general partner.
As of December 31, 2014 our general partner’s ownership percentage was 1.35%. Our general partner also holds incentive distribution rights.
Pursuant to such rights, if distributions per common unit exceed target distribution levels, our general partner will be entitled to increasing percentages of the distributions above each level, up to approximately
48% of the distributions above the highest level plus its general partnership percentage interest.

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

Ownership Interests in Our General Partner

Our general partner owns our general partner interest and our incentive distribution rights. Effective May 21, 2014, as a result of the Reorganization (i) Mr. Hellman, as Trustee of the Trust, for the pecuniary benefit of ACII, has exclusive voting and investment power over approximately 67.03% of membership interests in StoneMor GP Holdings LLC, a Delaware limited liability company (“GP Holdings”), formerly known as CFSI, (ii) Lawrence Miller, the President and Chief Executive Officer and a director of StoneMor GP (11.88%, inclusive of family partnership holdings), William Shane (9.37%, inclusive of family partnership holdings), Allen Freedman (0.18%), and Martin Lautman (0.73%), directors of StoneMor GP, Michael Stache and Robert Stache, retired executive officers of StoneMor GP, and two family partnerships affiliated with Messrs. Miller and Shane, as applicable, collectively hold approximately 32.97% of membership interests in GP Holdings; and (iii) StoneMor GP has become a wholly-owned subsidiary of GP Holdings.

The following table shows the owners of our general partner prior to the Reorganization described above:

Name	Ownership of Outstanding Class A Units of StoneMor GP LLC		Ownership of Outstanding Class B Units of StoneMor GP LLC (3)
CFSI LLC	100	%(2)
Lawrence Miller	—		30%
William R. Shane	—		30%
Michael Stache (1) Robert Stache (1)	— —		20 20	% %

(1)	Both Michael Stache and Robert Stache are former executives of our general partner.
(2)	In connection with the conversion of Cornerstone into CFSI, all of the outstanding shares of Cornerstone common stock were converted into Class B units of CFSI , and all of the outstanding shares of Cornerstone preferred stock were converted into Class A units of CFSI (since redeemed). CFSI was owned directly by CFS (85% of the Class B units), the MDC IV Liquidating Trusts (approximately 10.1% of the Class B units), Messrs. Miller and Shane (each of whom owned, along with family partnerships, approximately 1.2% of the Class B units), and other individuals, including the following directors and executive officers of our general partner, each of whom owned less than 1% of the Class B units: Messrs. Talbott, Lautman and Freedman.
(3)	Holder of Class B units in the aggregate were entitled to 50% of all quarterly cash distributions by StoneMor GP from what we paid to our general partner with respect to its general partner interest and 25% of all quarterly cash distributions by StoneMor GP from what we paid to our general partner with respect to its incentive distribution rights. Holders of the Class A units were entitled to the remaining 50% of quarterly distributions that we paid to our general partner with respect to its general partner interest and the remaining 75% of quarterly distributions that we paid to our general partner with respect to its incentive distribution rights.

CFS was, in turn, owned beneficially directly by the MDC IV Liquidating Trusts (approximately 89.8% membership interest), institutional investors (approximately 5.3% aggregate membership interest) and the following directors of our general partner: Messrs. Miller, Shane and Lautman. Each of Messrs. Shane and Miller owned an approximately 1.6% membership interest in CFS through family partnerships and Mr. Lautman owned less than approximately a 1% membership interest in CFS. As a result of their ownership interests in CFSI and CFS, each of these directors of our general partner held an indirect interest in the Class A units of our general partner.

Relationship with ACII

On May 21, 2014, the Partnership sold to ACII, 2,255,947 common units (the “Common Units”) representing limited partner interests in the Partnership (the “Purchased Units”) at an aggregate purchase price of

$55.0 million (i.e., $24.38 per Purchased Unit) pursuant to a Common Unit Purchase Agreement (the “Common Unit Purchase Agreement”), dated May 19, 2014, by and between the Partnership and ACII. In connection with the consummation of this private placement transaction, on May 21, 2014, the Partnership and ACII also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) providing ACII with certain registration rights as described below.

Pursuant to the Common Unit Purchase Agreement, commencing with the quarter ending June 30 2014, ACII is entitled to receive distributions equal to those paid on the Common Units generally. Through the quarterly distribution payable for the quarter ending June 30, 2018, such distributions may be paid in cash, Common Units issued to ACII in lieu of cash distributions (the “Distribution Units”), or a combination of cash and Distribution Units, as determined by the Partnership in its sole discretion. If the Partnership elects to pay distributions through the issuance of Distribution Units, the number of Common Units to be issued in connection with a quarterly distribution will be the quotient of (A) the amount of the quarterly distribution paid on the Common Units by (B) the volume-weighted average price of the Common Units for the thirty (30) trading days immediately preceding the date a quarterly distribution is declared with respect to the Common Units. Beginning with the quarterly distribution payable with respect to the quarter ending September 30, 2018, the Purchased Units will receive cash distributions on the same basis as all other Common Units and the Partnership will no longer have the ability to elect to pay quarterly distributions in kind through the issuance of Distribution Units. On August 14, 2014 and November 14, 2014, the Partnership issued 57,062 and 54,678 Distribution Units, respectively, to ACII in lieu of aggregate cash distributions of approximately $2.8 million. See Notes 13 and 17 to the consolidated financial statements included in “Part II” of this Annual Report on Form 10-K for additional information on the Purchased Units and Distribution Units.

Under the Common Unit Purchase Agreement, the Purchased Units are also subject to a lock up period (the “Lock-Up Period”) ending on July 1, 2018. During the Lock-Up Period, ACII may not directly or indirectly (a) offer for sale, sell, pledge or otherwise dispose of the Purchased Units, (b) enter into any swap or other derivatives transaction that transfers to another, in whole or in part, any of the economic benefits or risks of ownership of the Purchased Units, or (c) publicly disclose the intention to do any of the foregoing. However, ACII may transfer the Purchased Units to any affiliate or any investment fund or other entity controlled or managed by ACII who agrees to be bound by the terms of the Common Unit Purchase Agreement. Distribution Units are not subject to the Lock-Up Period. The Common Unit Purchase Agreement also includes various representations, warranties, covenants, indemnification and other provisions, which are customary for a transaction of this nature.

Pursuant to the Registration Rights Agreement, the Partnership was required to file a shelf registration statement (the “Distribution Unit Registration Statement”) with the Securities and Exchange Commission (the “SEC”) on or prior to June 5, 2014 to register the offer and sale by ACII of a good faith estimate of the total number of Distribution Units that may be issued to ACII under the Common Unit Purchase Agreement, and use its commercially reasonable efforts to cause the Distribution Unit Registration Statement to be declared effective as soon as practicable thereafter. The registration statement was declared effective on June 25, 2014. After July 1, 2018, ACII shall have the right to require the Partnership to prepare and file with the SEC a shelf registration statement (a “Demand Registration Statement”) to register the offer and sale of (a) the Purchased Units purchased by ACII pursuant to the Common Unit Purchase Agreement or (b) Distribution Units issued to ACII pursuant to the Common Unit Purchase Agreement but not included in the Distribution Unit Registration Statement.

The Registration Rights Agreement also includes piggy-back registration rights as well as indemnification and other provisions, which are customary for a transaction of this nature.

ACII is an affiliate of American Infrastructure Funds, L.L.C., an investment adviser registered with SEC. Mr. Hellman, a director of our general partner, is a managing member of American Infrastructure Funds, L.L.C. and he is affiliated with entities that own membership interests in ACII and the entity that is the manager of ACII. Mr. Hellman is also the sole Trustee (the “Trustee”) under a Trust (the “Trust”) established pursuant to a

Voting and Investment Trust Agreement by and between ACII and Mr. Hellman, as Trustee, dated as of May 9, 2014, for the benefit of ACII. Mr. Contos, a director of our general partner, is a Vice President of American Infrastructure Funds, L.L.C.

Agreements Governing the Partnership

We, our general partner, our operating company and other parties have entered into various documents and agreements that effected the initial public offering transactions, including the vesting of assets in, and the assumption of liabilities by, us and our subsidiaries. These agreements are not the result of arm’s-length negotiations, and we cannot assure you that they, or any of the transactions that they provide for, have been effected on terms at least as favorable to the parties to these agreements as could have been obtained from unaffiliated third parties. All of the transaction expenses incurred in connection with these transactions, including the expenses associated with transferring assets into our subsidiaries, have been paid from the proceeds of the initial public offering.

Omnibus Agreement

On September 20, 2004 we entered into an omnibus agreement with McCown De Leeuw, CFS, CFSI, our general partner and StoneMor Operating LLC.

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

CFSI had agreed to indemnify us for all federal, state and local income tax liabilities attributable to the operation of the assets contributed by CFSI to us prior to the 2004 closing of the public offering. CFSI had also agreed to indemnify us against additional income tax liabilities, if any, that arise from the consummation of the 2004 transactions related to our formation in excess of those believed to result at the time of the 2004 closing of our initial public offering. We had estimated that $600,000 of state income taxes and no federal income taxes would be due as a result of these formation transactions. CFSI had also agreed to indemnify us against the increase in income tax liabilities of our corporate subsidiaries resulting from any reduction or elimination of our net operating losses to the extent those net operating losses are used to offset any income tax gain or income resulting from the prior operation of the assets of CFSI contributed to us in 2004, or from our formation transactions in excess of such gain or income believed to result at the time of the 2004 closing of the initial public offering. Until all of its indemnification obligations under the omnibus agreement had been satisfied in full, CFSI was subject to limitations on its ability to dispose of or encumber its interest in our general partner or the common units held by it (except upon a redemption of common units by the partnership upon any exercise of the underwriters’ over-allotment option) and would also be prohibited from incurring any indebtedness or other liability. An amendment to the omnibus agreement dated January 24, 2011 was entered into by all parties to the omnibus agreement (and after due consideration approved by our Conflicts Committee, which retained independent counsel; the committee was chaired by Mr. Carver). An accompanying certification by our general partner established that as of the date of the amendment, CFSI’s indemnification obligations under the omnibus agreement were discharged and CFSI was no longer subject to the limitations and prohibition described above in this paragraph. Those indemnification obligations pertain to the taxable year 2004 of CFSI. To our knowledge, there has been no inquiry from or instigation of proceedings by any taxing authority, which could reasonably be expected to require indemnification under the omnibus agreement. We believe the expiration has occurred of all applicable statutes of limitations (including any extensions thereof) relating to the filing of all tax returns, which could reasonably be expected to require indemnification under the omnibus agreement, except if there, were certain omissions of gross income of more than 25% or fraud. Our general partner has certified to its knowledge there was no such omission or fraud. CFSI is also subject to certain limitations on its ability to transfer its interest in our general partner or the common units held by it if the effect of the proposed transfer would trigger an “ownership change” under the Internal Revenue Code that would limit our ability to use our federal net operating loss carryovers. Please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Income Taxes.”

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

Relationship with MDC IV Liquidating Trusts

Prior to the reorganization, MDC IV Liquidating Trusts was the beneficial owner of approximately 87.2% of the Class B units of CFSI through its direct ownership of approximately 10.1% of the Class B units of CFSI and indirectly through its ownership of approximately 90.8% of the membership interests in CFS, which owned approximately 85% of the Class B units of CFSI.

Under the Limited Liability Company Agreement of CFSI, MDC IV Liquidating Trusts had the right to designate at least three individuals, and such other greater number of individuals, to serve on the board of managers of CFSI. In addition, for so long as Mr. Miller served as an officer of CFSI , he would also serve as a manager of CFSI, and for so long as Mr. Shane served as an officer of CFSI, he would also serve as a manager of CFSI.

The Limited Liability Company Agreement of CFSI contained provisions that required CFSI, through its direct control of our general partner and its indirect control of us and our subsidiaries, to prevent us, our subsidiaries and our general partner from taking certain significant actions without the approval of CFSI. These actions included:

•	certain acquisitions, borrowings and capital expenditures by us, our subsidiaries or our general partner;

•	issuances of equity interests in us or our subsidiaries; and

•	certain dispositions of equity interests in, or assets of, us, our general partner or our subsidiaries.

Under the Second Amended and Restated Limited Liability Company Agreement of CFS, MDC IV Liquidating Trusts had the right to designate at least three individuals, and such other greater number of individuals, to serve on the board of managers of CFS. In addition, for so long as Mr. Miller served as an officer of CFS, he would also serve as a manager of CFS, and for so long as Mr. Shane served as an officer of CFS, he would also serve as a manager of CFS.

Under the Second Amended and Restated Limited Liability Company Agreement of CFS and the Limited Liability Company Agreement of CFSI, each manager of CFS and each manager of CFSI agreed to cause CFS, CFSI and any of their respective subsidiaries, as the case may be, to designate at least three individuals, and such other greater number of individuals designated by MDC IV Liquidating Trusts to serve as members of the board of managers of StoneMor Operating LLC; and to take such actions as may be necessary to cause the election of additional persons designated by MDC IV Liquidating Trusts as managers of StoneMor Operating LLC and to amend the limited liability company agreement of StoneMor Operating LLC as necessary.

Item 14.	Principal Accounting Fees and Services

The following table sets forth the aggregate fees paid or accrued for professional services rendered by Deloitte & Touche LLP for the audit of our annual financial statements for fiscal years 2014 and 2013 and the aggregate fees paid or accrued for audit-related services and all other services rendered by Deloitte & Touche LLP for fiscal years 2014 and 2013.

	Year ended December 31,
	2014	2013
Audit fees	$3,077,466	$2,257,724
Audit-related fees	8,613	306,263
Tax fees	775,040	1,099,334

	$3,861,119	$3,663,321

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents. The increase in fees in 2014 includes costs associated with the audit of significant acquisitions and transactions that occurred during the period.

The category of “Audit-related fees” includes fees for services related to employee benefit plan audits and accounting consultation.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statement of Operations for the years ended December 31, 2014, 2013 and 2012

Consolidated Statement of Partners’ Capital (Deficit) for the years ended December 31, 2014, 2013 and 2012

Consolidated Statement of Cash Flows for the years ended December 31, 2014, 2013, and 2012

Notes to the Consolidated Financial Statements

(c)	Exhibits

Exhibit Number	Description

3.1*	Certificate of Limited Partnership of StoneMor Partners L.P. (incorporated by reference to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 9, 2004 (Exhibit 3.1)).

3.2*	Second Amended and Restated Agreement of Limited Partnership of StoneMor Partners L.P. dated as of September 9, 2008 (incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed on September 15, 2008).

4.1.1*	Indenture, dated as of November 24, 2009, by and among StoneMor Partners L.P., StoneMor Operating LLC, Cornerstone Family Services of West Virginia Subsidiary, Inc., Osiris Holding of Maryland Subsidiary, Inc., the guarantors named therein and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

4.1.2*	Form of 10.25% Senior Note due 2017 (incorporated by reference to Exhibit 4.2 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

4.1.3*	Registration Rights Agreement, dated as of November 24, 2009, by and among StoneMor Partners L.P., StoneMor Operating LLC, Cornerstone Family Services of West Virginia Subsidiary, Inc., Osiris Holding of Maryland Subsidiary, Inc., the Initial Guarantors party thereto and Banc of America Securities LLC (incorporated by reference to Exhibit 4.3 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

4.1.4*	Seventh Supplemental Indenture, dated as of May 24, 2013, by and among StoneMor Partners L.P., StoneMor Operating LLC, Cornerstone Family Services of West Virginia Subsidiary, Inc., Osiris Holding of Maryland Subsidiary, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee to Indenture, dated as of November 24, 2009 (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed on May 28, 2013).

4.2.1*	Indenture, dated as of May 28, 2013, by and among StoneMor Partners L.P., Cornerstone Family Services of West Virginia Subsidiary, Inc, the guarantors named therein and Wilmington Trust, National Association, including Form of 7 7/8% Senior Note due 2021 (incorporated by reference to Exhibit 4.2 of Registrant’s Current Report on Form 8-K filed on May 28, 2013).

4.2.2*	Registration Rights Agreement, dated as of May 28, 2013, by and among StoneMor Partners L.P., Cornerstone Family Services of West Virginia Subsidiary, Inc., the Initial Guarantors party thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the initial purchasers listed on Schedule A to the Purchase Agreement (incorporated by reference to Exhibit 4.4 of Registrant’s Current Report on Form 8-K filed on May 28, 2013).

4.2.3*	Supplemental Indenture No. 1, dated as of August 8, 2014, by and among Kirk & Nice, Inc., Kirk & Nice Suburban Chapel, Inc., StoneMor Operating LLC, and Osiris Holding of Maryland Subsidiary, Inc., subsidiaries of StoneMor Partners L.P. (or its successor), and Cornerstone Family Services of West Virginia Subsidiary, Inc., the Guarantors under the Indenture, dated as of May 28, 2013, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2014).

4.3*	Registration Rights Agreement, dated as of May 21, 2014, by and between StoneMor Partners L.P. and American Cemeteries Infrastructure Investors, LLC (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 23, 2014).

10.1.1*	Second Amended and Restated Credit Agreement, dated April 29, 2011, among StoneMor Operating LLC, each of its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 5, 2011).

Exhibit Number	Description

10.1.2*	First Amendment to Second Amended and Restated Credit Agreement, dated August 4, 2011, among StoneMor Operating LLC, each of its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2011).

10.1.3*	Second Amendment to Second Amended and Restated Credit Agreement, dated October 28, 2011, among StoneMor Operating LLC, each of its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 3, 2011).

10.1.4*	Third Amended and Restated Credit Agreement, dated January 19, 2012, among StoneMor Operating LLC, each of its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on January 24, 2012).

10.1.5*	First Amendment to Third Amended and Restated Credit Agreement, dated February 19, 2013, by and among StoneMor Operating LLC, each of its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on February 22, 2013).

10.1.6*	Second Amendment to Third Amended and Restated Credit Agreement, as amended, dated May 8, 2013, by and among StoneMor Operating LLC, each of its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 13, 2013).

10.1.7*	Third Amendment to Third Amended and Restated Credit Agreement and Security Documents, dated June 18, 2013, by and among StoneMor Operating LLC, its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on June 21, 2013).

10.1.8*	Fourth Amendment to Third Amended and Restated Credit Agreement, dated May 22, 2014, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, its Subsidiaries, the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 23, 2014).

10.1.9*	Joinder to Amended and Restated Credit Agreement, dated June 10 2014, by and among Kirk & Nice, Inc., Kirk & Nice Suburban Chapel, Inc. and the other Credit Parties named therein in favor of the Lenders and Bank of America, N.A. as Administrative Agent for the benefit of the Lenders, as Collateral Agent for the benefit of the Secured Parties, as Swing Line Lender and as L/C Issuer (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2014).

10.10*	Fourth Amended and Restated Credit Agreement, dated December 19, 2014, among StoneMor Operating LLC, each of its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 23, 2014).

Exhibit Number	Description

10.2*	Confirmation and Amendment Agreement, dated January 19, 2012, among StoneMor Operating LLC, each of its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P. and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on January 24, 2012).

10.3*	Amended and Restated Security Agreement, dated April 29, 2011, among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, the Subsidiary Debtors listed therein and Bank of America, N.A. as Collateral Agent (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on May 5, 2011).

10.3.1*	Second Amended and Restated Security Agreement, dated December 19, 2014, among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, the Subsidiary Debtors listed therein and Bank of America, N.A. as Collateral Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 23, 2014).

10.4*	Amended and Restated Pledge Agreement, dated April 29, 2011, among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, the Subsidiary Pledgors listed therein and Bank of America, N.A. as administrative and collateral agent (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on May 5, 2011).

10.4.1*	Second Amended and Restated Pledge Agreement, December 19, 2014, among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, the Subsidiary Pledgors listed therein and Bank of America, N.A. as administrative and collateral agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 23, 2014).

10.5*	Purchase Agreement, dated November 18, 2009, by and among StoneMor Partners L.P., StoneMor Operating LLC, Cornerstone Family Services of West Virginia Subsidiary, Inc., Osiris Holding of Maryland Subsidiary, Inc., the guarantors named therein and Banc of America Securities LLC, acting on behalf of itself and as the representative for the purchasers named therein (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

10.6*	Purchase Agreement, dated May 16, 2013, by and among StoneMor Partners L.P., Cornerstone Family Services of West Virginia Subsidiary, Inc., the subsidiary guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, acting on behalf of itself and as the representative for the initial purchasers named therein (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 17, 2013).

10.7.1*†	StoneMor Partners L.P. Long-Term Incentive Plan, as amended April 19, 2010 (incorporated by reference to Appendix A to Registrant’s Definitive Proxy Statement filed on June 4, 2010).

10.7.1.1*†	StoneMor Partners L.P. 2014 Long-Term Incentive Plan (incorporated by reference to Appendix A to Registrant’s Definitive Proxy Statement filed on October 9, 2014).

10.7.2*†	Form of the Director Restricted Phantom Unit Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated November 8, 2006 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 15, 2006).

10.7.3*†	Form of the Key Employee Restricted Phantom Unit Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated November 8, 2006 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on November 15, 2006).

10.7.4*†	Form of the Unit Appreciation Rights Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated as of November 27, 2006 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on December 1, 2006).

Exhibit Number	Description

10.7.5*†	Director Restricted Phantom Unit Agreement by and between StoneMor GP LLC and Robert Hellman dated June 23, 2009 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on June 23, 2009).

10.7.6*†	Form of the Unit Appreciation Rights Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated as of December 16, 2009 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on December 22, 2009).

10.7.7*†	Form of the Executive Restricted Phantom Unit Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated as of December 16, 2009 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on December 22, 2009).

10.7.8*†	Director Unit Appreciation Rights Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2.8 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.7.9*†	Form of the Unit Appreciation Rights Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated as of April 2, 2012 (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2012).

10.7.10*†	Executive Restricted Phantom Unit Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated as of November 7, 2012 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 13, 2012).

10.7.11*†	Unit Appreciation Rights Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated as of October 22, 2013 (incorporated by reference to Exhibit 10.7.11 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.7.12†	Form of Director Restricted Phantom Unit Agreement under the StoneMor Partners L.P. 2014 Long-Term Incentive Plan, dated as of November 11, 2014.

10.8.1*†	Employment Agreement by and between StoneMor GP LLC and Lawrence Miller, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.8.2*†	Addendum to Employment Agreement between StoneMor GP LLC and Lawrence Miller, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 19, 2007).

10.8.3*†	Amended and Restated Employment Agreement, executed July 22, 2013 and retroactive to January 1, 2013, by and between StoneMor GP, LLC and Lawrence Miller (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on July 26, 2013).

10.9.1*†	Employment Agreement by and between StoneMor GP LLC and William R. Shane, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.5 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.9.2*†	Addendum to Employment Agreement between StoneMor GP LLC and William R. Shane, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on November 19, 2007).

10.9.3*†	Employment Agreement, effective April 1, 2012, by and between StoneMor GP LLC and William Shane (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 2, 2012).

10.10.1*†	Employment Agreement by and between StoneMor GP LLC and Michael L. Stache, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.7 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

Exhibit Number	Description

10.10.2*†	Addendum to Employment Agreement between StoneMor GP LLC and Michael L. Stache, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on November 19, 2007).

10.11*†	Employment Separation Agreement, executed on February 28, 2013, by and between StoneMor GP LLC and Paul Waimberg (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 1, 2013).

10.13.1*†	Letter Agreement by and between David Meyers and StoneMor GP LLC (incorporated by reference to Exhibit 10.13.1 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.13.2*†	Confidentiality and Non-Compete Agreement by and between David Meyers and StoneMor GP LLC (incorporated by reference to Exhibit 10.13.2 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.13.3*†	Payback Agreement by and between David Meyers and StoneMor GP LLC (incorporated by reference to Exhibit 10.13.3 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.14.1*†	Form of Indemnification Agreement by and between StoneMor GP LLC and Lawrence Miller, Robert B. Hellman, Jr., Fenton R. Talbott, Martin R. Lautman, William Shane, Allen R. Freedman, effective September 20, 2004 (incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.14.2*†	Form of Indemnification Agreement by and between StoneMor GP LLC and Howard Carver and Peter Grunebaum, effective February 16, 2007 (incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.15*	Asset Purchase and Sale Agreement, dated December 4, 2007, by and among StoneMor Operating LLC, joined by its direct and indirect subsidiary entities listed in Exhibit A to the Asset Purchase and Sale Agreement and by Cemetery Management Services of Ohio, L.L.C., and SCI Funeral Services, Inc., joined by its direct and indirect subsidiary entities listed in Exhibit B to the Asset Purchase and Sale Agreement, as well as by SCI Ohio Funeral Services, Inc., and Alderwoods (Ohio) Cemetery Management, Inc. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on December 7, 2007).

10.16*	Transition Agreement, dated December 7, 2007, by and among StoneMor Operating LLC, joined by those of its direct and indirect subsidiary entities which are parties to the Purchase Agreement, as defined therein, and SCI Funeral Services, Inc., joined by those of its direct and indirect subsidiary entities which are parties to the Purchase Agreement (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on December 7, 2007).

10.17.1*	Amended and Restated Purchase Agreement by and among StoneMor Operating LLC, StoneMor Indiana LLC, StoneMor Indiana Subsidiary LLC, Ohio Cemetery Holdings, Inc., Ansure Mortuaries of Indiana, LLC, Memory Gardens Management Corporation, Forest Lawn Funeral Home Properties, LLC, Gardens of Memory Cemetery LLC, Gill Funeral Home, LLC, Garden View Funeral Home, LLC, Royal Oak Memorial Gardens of Ohio Ltd., Heritage Hills Memory Gardens of Ohio Ltd., Robert E. Nelms and Lynnette Gray, as receiver, dated April 2, 2010 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 5, 2010).

Exhibit Number	Description

10.17.2*	Amendment No. 1 to Amended and Restated Purchase Agreement by and among StoneMor Operating LLC, StoneMor Indiana LLC, StoneMor Indiana Subsidiary LLC, Ohio Cemetery Holdings, Inc., Ansure Mortuaries of Indiana, LLC, Memory Gardens Management Corporation, Forest Lawn Funeral Home Properties, LLC, Gardens of Memory Cemetery LLC, Gill Funeral Home, LLC, Garden View Funeral Home, LLC, Royal Oak Memorial Gardens of Ohio Ltd., Heritage Hills Memory Gardens of Ohio Ltd., Robert E. Nelms, Robert Nelms, LLC and Lynnette Gray, as receiver, dated June 21, 2010 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on June 25, 2010).

10.18*	Settlement Agreement by and among StoneMor Indiana LLC, StoneMor Operating LLC, StoneMor Partners L.P., Chapel Hill Associates, Inc., Chapel Hill Funeral Home, Inc., Covington Memorial Funeral Home, Inc., Covington Memorial Gardens, Inc., Forest Lawn Memorial Chapel Inc., Forest Lawn Memory Gardens Inc., Fred W. Meyer, Jr. by James R. Meyer as Special Administrator to the Estate of Fred W. Meyer, Jr., James R. Meyer, Thomas E. Meyer, Nancy Cade, and F.T.J. Meyer Associates, LLC dated June 21, 2010 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on June 25, 2010).

10.19.1*	Omnibus Agreement by and among McCown De Leeuw & Co. IV, L.P., McCown De Leeuw & Co. IV Associates, L.P., MDC Management Company IV, LLC, Delta Fund LLC, Cornerstone Family Services LLC, CFSI LLC, StoneMor Partners L.P., StoneMor GP LLC, StoneMor Operating LLC, dated as of September 20, 2004 (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.19.2*	Amendment No. 1 to Omnibus Agreement entered into on, and effective as of, January 24, 2011 by and among MDC IV Trust U/T/A November 30, 2010, MDC IV Associates Trust U/T/A November 30, 2010, Delta Trust U/T/A November 30, 2010 (successors respectively to McCown De Leeuw & Co. IV, L.P., a California limited partnership, McCown De Leeuw IV Associates, L.P., a California limited partnership, Delta Fund LLC, a California limited liability company, and MDC Management Company IV, LLC, a California limited liability company), Cornerstone Family Services LLC, a Delaware limited liability company, CFSI LLC, a Delaware limited liability company, StoneMor Partners L.P., a Delaware limited partnership, StoneMor GP LLC, a Delaware limited liability company, for itself and on behalf of the Partnership in its capacity as general partner of the Partnership, and StoneMor Operating LLC, a Delaware limited liability company (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on January 28, 2011).

10.20*	Contribution, Conveyance and Assumption Agreement by and among StoneMor Partners L.P., StoneMor GP LLC, CFSI LLC, StoneMor Operating LLC, dated as of September 20, 2004 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.22.1*	Lease Agreement, dated as of September 26, 2013, by and among StoneMor Operating, LLC, StoneMor Pennsylvania LLC and StoneMor Pennsylvania Subsidiary LLC, the Archdiocese of Philadelphia, and StoneMor Partners L.P., solely in its capacity as guarantor (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 2, 2013).

10.22.2*	Amendment No. 1 to Lease Agreement, dated as of March 20, 2014, by and among StoneMor Operating, LLC, StoneMor Pennsylvania LLC and StoneMor Pennsylvania Subsidiary LLC, the Archdiocese of Philadelphia, and StoneMor Partners L.P., solely in its capacity as guarantor (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 26, 2014).

10.22.3*	Amendment No. 2 to Lease Agreement, dated as of May 28, 2014, by and among StoneMor Operating, LLC, StoneMor Pennsylvania LLC, StoneMor Pennsylvania Subsidiary LLC, the Archdiocese of Philadelphia, and StoneMor Partners L.P. (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2014).

Exhibit Number	Description

10.23.1*	Asset Sale Agreement dated April 2, 2014, by and among StoneMor Operating LLC, StoneMor Florida LLC, StoneMor Florida Subsidiary LLC, StoneMor North Carolina LLC, StoneMor North Carolina Subsidiary LLC, StoneMor North Carolina Funeral Services, Inc., Loewen [Virginia] LLC, Loewen [Virginia] Subsidiary, Inc., Rose Lawn Cemeteries LLC, Rose Lawn Cemeteries Subsidiary, Incorporated, StoneMor Pennsylvania LLC, StoneMor Pennsylvania Subsidiary LLC, CMS West Subsidiary LLC, S.E. Funeral Homes of Florida, LLC, S.E. Cemeteries of Florida, LLC, S.E. Combined Services of Florida, LLC, S.E. Cemeteries of North Carolina, Inc., S.E. Funeral Homes of North Carolina, Inc., Montlawn Memorial Park, Inc., S.E. Cemeteries of Virginia, LLC, SCI Virginia Funeral Services, Inc., George Washington Memorial Park, Inc., Sunset Memorial Park Company and S.E. Mid- Atlantic Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 8, 2014).

10.23.2*	Asset Sale Agreement dated April 2, 2014, by and among StoneMor Operating LLC, StoneMor North Carolina LLC, StoneMor North Carolina Subsidiary LLC, Laurel Hill Memorial Park LLC, Laurel Hill Memorial Park Subsidiary, Inc., StoneMor Pennsylvania LLC, StoneMor Pennsylvania Subsidiary LLC, S.E. Cemeteries of North Carolina, Inc., Clinch Valley Memorial Cemetery, Inc., and S.E. Acquisition of Pennsylvania, Inc. (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on April 8, 2014).

10.24*	Common Unit Purchase Agreement, dated as of May 19, 2014, by and between StoneMor Partners L.P. and American Cemeteries Infrastructure Investors, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 23, 2014).

21.1	Subsidiaries of Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer President and Chairman of the Board of Directors.

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of Timothy K. Yost, Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith).

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Timothy K. Yost, Chief Financial Officer (furnished herewith).

99.1*	Amended and Restated Limited Liability Company Agreement of StoneMor GP LLC, dated as of September 20, 2004 (incorporated by reference to Exhibit 99.1 of Registrant’s Current Report on Form 8-K filed on September 19, 2007).

99.2*	First Amendment to the Amended and Restated Limited Liability Company Agreement of StoneMor GP LLC, dated as of September 14, 2007 (incorporated by reference to Exhibit 99.2 of Registrant’s Current Report on Form 8-K filed on September 19, 2007).

99.3*	Second Amendment to the Amended and Restated Limited Liability Company Agreement of StoneMor GP LLC, dated as of December 18, 2007 (incorporated by reference to Exhibit 99.2 of Registrant’s Current Report on Form 8-K filed on December 28, 2007).

99.4*	Second Amended and Restated Limited Liability Company Agreement of StoneMor GP LLC, dated as of May 21, 2014, by StoneMor GP Holdings, LLC (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on May 23, 2014).

Exhibit Number	Description

101	Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012; (iii) Consolidated Statement of Partners’ Capital (Deficit); (iv) Consolidated Statement of Cash Flows for the years ended December 31, 2014, 2013 and 2012; and (v) Notes to the Consolidated Financial Statements. Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of StoneMor Partners L.P.

*	Incorporated by reference, as indicated
†	Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONEMOR PARTNERS L.P.

	By:	StoneMor GP LLC, its General Partner

March 16, 2015		By:	/s/ Lawrence Miller
Lawrence Miller
Chief Executive Officer, President and
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Lawrence Miller Lawrence Miller (Principal Executive Officer)	Chief Executive Officer, President and Chairman of the Board	March 16, 2015

/s/ Timothy K. Yost Timothy K. Yost (Principal Financial Officer)	Chief Financial Officer and Secretary	March 16, 2015

/s/ William R. Shane William R. Shane	Director	March 16, 2015

/s/ Howard L. Carver Howard L. Carver	Director	March 16, 2015

/s/ Jonathan A. Contos Jonathan A. Contos	Director	March 16, 2015

/s/ Allen R. Freedman Allen R. Freedman	Director	March 16, 2015

/s/ Robert B. Hellman, Jr. Robert B. Hellman, Jr.	Director	March 16, 2015

/s/ Martin R. Lautman, Ph.D. Martin R. Lautman, Ph.D.	Director	March 16, 2015

/s/ Leo J. Pound Leo J. Pound	Director	March 16, 2015

/s/ Fenton R. Talbott Fenton R. Talbott	Director	March 16, 2015

Exhibit Index

Exhibit Number	Description

3.1*	Certificate of Limited Partnership of StoneMor Partners L.P. (incorporated by reference to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 9, 2004 (Exhibit 3.1)).

3.2*	Second Amended and Restated Agreement of Limited Partnership of StoneMor Partners L.P. dated as of September 9, 2008 (incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed on September 15, 2008).

4.1.1*	Indenture, dated as of November 24, 2009, by and among StoneMor Partners L.P., StoneMor Operating LLC, Cornerstone Family Services of West Virginia Subsidiary, Inc., Osiris Holding of Maryland Subsidiary, Inc., the guarantors named therein and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

4.1.2*	Form of 10.25% Senior Note due 2017 (incorporated by reference to Exhibit 4.2 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

4.1.3*	Registration Rights Agreement, dated as of November 24, 2009, by and among StoneMor Partners L.P., StoneMor Operating LLC, Cornerstone Family Services of West Virginia Subsidiary, Inc., Osiris Holding of Maryland Subsidiary, Inc., the Initial Guarantors party thereto and Banc of America Securities LLC (incorporated by reference to Exhibit 4.3 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

4.1.4*	Seventh Supplemental Indenture, dated as of May 24, 2013, by and among StoneMor Partners L.P., StoneMor Operating LLC, Cornerstone Family Services of West Virginia Subsidiary, Inc., Osiris Holding of Maryland Subsidiary, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee to Indenture, dated as of November 24, 2009 (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed on May 28, 2013).

4.2.1*	Indenture, dated as of May 28, 2013, by and among StoneMor Partners L.P., Cornerstone Family Services of West Virginia Subsidiary, Inc, the guarantors named therein and Wilmington Trust, National Association, including Form of 7 7/8% Senior Note due 2021 (incorporated by reference to Exhibit 4.2 of Registrant’s Current Report on Form 8-K filed on May 28, 2013).

4.2.2*	Registration Rights Agreement, dated as of May 28, 2013, by and among StoneMor Partners L.P., Cornerstone Family Services of West Virginia Subsidiary, Inc., the Initial Guarantors party thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the initial purchasers listed on Schedule A to the Purchase Agreement (incorporated by reference to Exhibit 4.4 of Registrant’s Current Report on Form 8-K filed on May 28, 2013).

4.2.3*	Supplemental Indenture No. 1, dated as of August 8, 2014, by and among Kirk & Nice, Inc., Kirk & Nice Suburban Chapel, Inc., StoneMor Operating LLC, and Osiris Holding of Maryland Subsidiary, Inc., subsidiaries of StoneMor Partners L.P. (or its successor), and Cornerstone Family Services of West Virginia Subsidiary, Inc., the Guarantors under the Indenture, dated as of May 28, 2013, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2014).

4.3*	Registration Rights Agreement, dated as of May 21, 2014, by and between StoneMor Partners L.P. and American Cemeteries Infrastructure Investors, LLC (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 23, 2014).

Exhibit Number	Description

10.1.1*	Second Amended and Restated Credit Agreement, dated April 29, 2011, among StoneMor Operating LLC, each of its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 5, 2011).

10.1.2*	First Amendment to Second Amended and Restated Credit Agreement, dated August 4, 2011, among StoneMor Operating LLC, each of its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2011).

10.1.3*	Second Amendment to Second Amended and Restated Credit Agreement, dated October 28, 2011, among StoneMor Operating LLC, each of its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 3, 2011).

10.1.4*	Third Amended and Restated Credit Agreement, dated January 19, 2012, among StoneMor Operating LLC, each of its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on January 24, 2012).

10.1.5*	First Amendment to Third Amended and Restated Credit Agreement, dated February 19, 2013, by and among StoneMor Operating LLC, each of its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on February 22, 2013).

10.1.6*	Second Amendment to Third Amended and Restated Credit Agreement, as amended, dated May 8, 2013, by and among StoneMor Operating LLC, each of its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 13, 2013).

10.1.7*	Third Amendment to Third Amended and Restated Credit Agreement and Security Documents, dated June 18, 2013, by and among StoneMor Operating LLC, its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on June 21, 2013).

10.1.8*	Fourth Amendment to Third Amended and Restated Credit Agreement, dated May 22, 2014, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, its Subsidiaries, the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 23, 2014).

10.1.9*	Joinder to Amended and Restated Credit Agreement, dated June 10 2014, by and among Kirk & Nice, Inc., Kirk & Nice Suburban Chapel, Inc. and the other Credit Parties named therein in favor of the Lenders and Bank of America, N.A. as Administrative Agent for the benefit of the Lenders, as Collateral Agent for the benefit of the Secured Parties, as Swing Line Lender and as L/C Issuer (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2014).

Exhibit Number	Description

10.10*	Fourth Amended and Restated Credit Agreement, dated December 19, 2014, among StoneMor Operating LLC, each of its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 23, 2014).

10.2*	Confirmation and Amendment Agreement, dated January 19, 2012, among StoneMor Operating LLC, each of its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P. and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on January 24, 2012).

10.3*	Amended and Restated Security Agreement, dated April 29, 2011, among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, the Subsidiary Debtors listed therein and Bank of America, N.A. as Collateral Agent (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on May 5, 2011).

10.3.1*	Second Amended and Restated Security Agreement, dated December 19, 2014, among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, the Subsidiary Debtors listed therein and Bank of America, N.A. as Collateral Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 23, 2014).

10.4*	Amended and Restated Pledge Agreement, dated April 29, 2011, among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, the Subsidiary Pledgors listed therein and Bank of America, N.A. as administrative and collateral agent (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on May 5, 2011).

10.4.1*	Second Amended and Restated Pledge Agreement, December 19, 2014, among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, the Subsidiary Pledgors listed therein and Bank of America, N.A. as administrative and collateral agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 23, 2014).

10.5*	Purchase Agreement, dated November 18, 2009, by and among StoneMor Partners L.P., StoneMor Operating LLC, Cornerstone Family Services of West Virginia Subsidiary, Inc., Osiris Holding of Maryland Subsidiary, Inc., the guarantors named therein and Banc of America Securities LLC, acting on behalf of itself and as the representative for the purchasers named therein (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

10.6*	Purchase Agreement, dated May 16, 2013, by and among StoneMor Partners L.P., Cornerstone Family Services of West Virginia Subsidiary, Inc., the subsidiary guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, acting on behalf of itself and as the representative for the initial purchasers named therein (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 17, 2013).

10.7.1*†	StoneMor Partners L.P. Long-Term Incentive Plan, as amended April 19, 2010 (incorporated by reference to Appendix A to Registrant’s Definitive Proxy Statement filed on June 4, 2010).

10.7.1.1*†	StoneMor Partners L.P. 2014 Long-Term Incentive Plan (incorporated by reference to Appendix A to Registrant’s Definitive Proxy Statement filed on October 9, 2014).

10.7.2*†	Form of the Director Restricted Phantom Unit Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated November 8, 2006 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 15, 2006).

10.7.3*†	Form of the Key Employee Restricted Phantom Unit Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated November 8, 2006 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on November 15, 2006).

Exhibit Number	Description

10.7.4*†	Form of the Unit Appreciation Rights Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated as of November 27, 2006 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on December 1, 2006).

10.7.5*†	Director Restricted Phantom Unit Agreement by and between StoneMor GP LLC and Robert Hellman dated June 23, 2009 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on June 23, 2009).

10.7.6*†	Form of the Unit Appreciation Rights Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated as of December 16, 2009 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on December 22, 2009).

10.7.7*†	Form of the Executive Restricted Phantom Unit Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated as of December 16, 2009 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on December 22, 2009).

10.7.8*†	Director Unit Appreciation Rights Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2.8 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.7.9*†	Form of the Unit Appreciation Rights Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated as of April 2, 2012 (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2012).

10.7.10*†	Executive Restricted Phantom Unit Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated as of November 7, 2012 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 13, 2012).

10.7.11*†	Unit Appreciation Rights Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated as of October 22, 2013 (incorporated by reference to Exhibit 10.7.11 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.7.12†	Form of Director Restricted Phantom Unit Agreement under the StoneMor Partners L.P. 2014 Long-Term Incentive Plan, dated as of November 11, 2014.

10.8.1*†	Employment Agreement by and between StoneMor GP LLC and Lawrence Miller, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.8.2*†	Addendum to Employment Agreement between StoneMor GP LLC and Lawrence Miller, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 19, 2007).

10.8.3*†	Amended and Restated Employment Agreement, executed July 22, 2013 and retroactive to January 1, 2013, by and between StoneMor GP, LLC and Lawrence Miller (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on July 26, 2013).

10.9.1*†	Employment Agreement by and between StoneMor GP LLC and William R. Shane, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.5 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.9.2*†	Addendum to Employment Agreement between StoneMor GP LLC and William R. Shane, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on November 19, 2007).

10.9.3*†	Employment Agreement, effective April 1, 2012, by and between StoneMor GP LLC and William Shane (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 2, 2012).

Exhibit Number	Description

10.10.1*†	Employment Agreement by and between StoneMor GP LLC and Michael L. Stache, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.7 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.10.2*†	Addendum to Employment Agreement between StoneMor GP LLC and Michael L. Stache, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on November 19, 2007).

10.11*†	Employment Separation Agreement, executed on February 28, 2013, by and between StoneMor GP LLC and Paul Waimberg (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 1, 2013).

10.13.1*†	Letter Agreement by and between David Meyers and StoneMor GP LLC (incorporated by reference to Exhibit 10.13.1 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.13.2*†	Confidentiality and Non-Compete Agreement by and between David Meyers and StoneMor GP LLC (incorporated by reference to Exhibit 10.13.2 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.13.3*†	Payback Agreement by and between David Meyers and StoneMor GP LLC (incorporated by reference to Exhibit 10.13.3 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.14.1*†	Form of Indemnification Agreement by and between StoneMor GP LLC and Lawrence Miller, Robert B. Hellman, Jr., Fenton R. Talbott, Martin R. Lautman, William Shane, Allen R. Freedman, effective September 20, 2004 (incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.14.2*†	Form of Indemnification Agreement by and between StoneMor GP LLC and Howard Carver and Peter Grunebaum, effective February 16, 2007 (incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.15*	Asset Purchase and Sale Agreement, dated December 4, 2007, by and among StoneMor Operating LLC, joined by its direct and indirect subsidiary entities listed in Exhibit A to the Asset Purchase and Sale Agreement and by Cemetery Management Services of Ohio, L.L.C., and SCI Funeral Services, Inc., joined by its direct and indirect subsidiary entities listed in Exhibit B to the Asset Purchase and Sale Agreement, as well as by SCI Ohio Funeral Services, Inc., and Alderwoods (Ohio) Cemetery Management, Inc. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on December 7, 2007).

10.16*	Transition Agreement, dated December 7, 2007, by and among StoneMor Operating LLC, joined by those of its direct and indirect subsidiary entities which are parties to the Purchase Agreement, as defined therein, and SCI Funeral Services, Inc., joined by those of its direct and indirect subsidiary entities which are parties to the Purchase Agreement (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on December 7, 2007).

10.17.1*	Amended and Restated Purchase Agreement by and among StoneMor Operating LLC, StoneMor Indiana LLC, StoneMor Indiana Subsidiary LLC, Ohio Cemetery Holdings, Inc., Ansure Mortuaries of Indiana, LLC, Memory Gardens Management Corporation, Forest Lawn Funeral Home Properties, LLC, Gardens of Memory Cemetery LLC, Gill Funeral Home, LLC, Garden View Funeral Home, LLC, Royal Oak Memorial Gardens of Ohio Ltd., Heritage Hills Memory Gardens of Ohio Ltd., Robert E. Nelms and Lynnette Gray, as receiver, dated April 2, 2010 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 5, 2010).

Exhibit Number	Description

10.17.2*	Amendment No. 1 to Amended and Restated Purchase Agreement by and among StoneMor Operating LLC, StoneMor Indiana LLC, StoneMor Indiana Subsidiary LLC, Ohio Cemetery Holdings, Inc., Ansure Mortuaries of Indiana, LLC, Memory Gardens Management Corporation, Forest Lawn Funeral Home Properties, LLC, Gardens of Memory Cemetery LLC, Gill Funeral Home, LLC, Garden View Funeral Home, LLC, Royal Oak Memorial Gardens of Ohio Ltd., Heritage Hills Memory Gardens of Ohio Ltd., Robert E. Nelms, Robert Nelms, LLC and Lynnette Gray, as receiver, dated June 21, 2010 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on June 25, 2010).

10.18*	Settlement Agreement by and among StoneMor Indiana LLC, StoneMor Operating LLC, StoneMor Partners L.P., Chapel Hill Associates, Inc., Chapel Hill Funeral Home, Inc., Covington Memorial Funeral Home, Inc., Covington Memorial Gardens, Inc., Forest Lawn Memorial Chapel Inc., Forest Lawn Memory Gardens Inc., Fred W. Meyer, Jr. by James R. Meyer as Special Administrator to the Estate of Fred W. Meyer, Jr., James R. Meyer, Thomas E. Meyer, Nancy Cade, and F.T.J. Meyer Associates, LLC dated June 21, 2010 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on June 25, 2010).

10.19.1*	Omnibus Agreement by and among McCown De Leeuw & Co. IV, L.P., McCown De Leeuw & Co. IV Associates, L.P., MDC Management Company IV, LLC, Delta Fund LLC, Cornerstone Family Services LLC, CFSI LLC, StoneMor Partners L.P., StoneMor GP LLC, StoneMor Operating LLC, dated as of September 20, 2004 (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.19.2*	Amendment No. 1 to Omnibus Agreement entered into on, and effective as of, January 24, 2011 by and among MDC IV Trust U/T/A November 30, 2010, MDC IV Associates Trust U/T/A November 30, 2010, Delta Trust U/T/A November 30, 2010 (successors respectively to McCown De Leeuw & Co. IV, L.P., a California limited partnership, McCown De Leeuw IV Associates, L.P., a California limited partnership, Delta Fund LLC, a California limited liability company, and MDC Management Company IV, LLC, a California limited liability company), Cornerstone Family Services LLC, a Delaware limited liability company, CFSI LLC, a Delaware limited liability company, StoneMor Partners L.P., a Delaware limited partnership, StoneMor GP LLC, a Delaware limited liability company, for itself and on behalf of the Partnership in its capacity as general partner of the Partnership, and StoneMor Operating LLC, a Delaware limited liability company (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on January 28, 2011).

10.20*	Contribution, Conveyance and Assumption Agreement by and among StoneMor Partners L.P., StoneMor GP LLC, CFSI LLC, StoneMor Operating LLC, dated as of September 20, 2004 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2004).

10.22.1*	Lease Agreement, dated as of September 26, 2013, by and among StoneMor Operating, LLC, StoneMor Pennsylvania LLC and StoneMor Pennsylvania Subsidiary LLC, the Archdiocese of Philadelphia, and StoneMor Partners L.P., solely in its capacity as guarantor (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 2, 2013).

10.22.2*	Amendment No. 1 to Lease Agreement, dated as of March 20, 2014, by and among StoneMor Operating, LLC, StoneMor Pennsylvania LLC and StoneMor Pennsylvania Subsidiary LLC, the Archdiocese of Philadelphia, and StoneMor Partners L.P., solely in its capacity as guarantor (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 26, 2014).

Exhibit Number	Description

10.22.3*	Amendment No. 2 to Lease Agreement, dated as of May 28, 2014, by and among StoneMor Operating, LLC, StoneMor Pennsylvania LLC, StoneMor Pennsylvania Subsidiary LLC, the Archdiocese of Philadelphia, and StoneMor Partners L.P. (incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2014).

10.23.1*	Asset Sale Agreement dated April 2, 2014, by and among StoneMor Operating LLC, StoneMor Florida LLC, StoneMor Florida Subsidiary LLC, StoneMor North Carolina LLC, StoneMor North Carolina Subsidiary LLC, StoneMor North Carolina Funeral Services, Inc., Loewen [Virginia] LLC, Loewen [Virginia] Subsidiary, Inc., Rose Lawn Cemeteries LLC, Rose Lawn Cemeteries Subsidiary, Incorporated, StoneMor Pennsylvania LLC, StoneMor Pennsylvania Subsidiary LLC, CMS West Subsidiary LLC, S.E. Funeral Homes of Florida, LLC, S.E. Cemeteries of Florida, LLC, S.E. Combined Services of Florida, LLC, S.E. Cemeteries of North Carolina, Inc., S.E. Funeral Homes of North Carolina, Inc., Montlawn Memorial Park, Inc., S.E. Cemeteries of Virginia, LLC, SCI Virginia Funeral Services, Inc., George Washington Memorial Park, Inc., Sunset Memorial Park Company and S.E. Mid- Atlantic Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 8, 2014).

10.23.2*	Asset Sale Agreement dated April 2, 2014, by and among StoneMor Operating LLC, StoneMor North Carolina LLC, StoneMor North Carolina Subsidiary LLC, Laurel Hill Memorial Park LLC, Laurel Hill Memorial Park Subsidiary, Inc., StoneMor Pennsylvania LLC, StoneMor Pennsylvania Subsidiary LLC, S.E. Cemeteries of North Carolina, Inc., Clinch Valley Memorial Cemetery, Inc., and S.E. Acquisition of Pennsylvania, Inc. (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on April 8, 2014).

10.24*	Common Unit Purchase Agreement, dated as of May 19, 2014, by and between StoneMor Partners L.P. and American Cemeteries Infrastructure Investors, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 23, 2014).

21.1	Subsidiaries of Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer President and Chairman of the Board of Directors.

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of Timothy K. Yost, Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith).

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Timothy K. Yost, Chief Financial Officer (furnished herewith).

99.1*	Amended and Restated Limited Liability Company Agreement of StoneMor GP LLC, dated as of September 20, 2004 (incorporated by reference to Exhibit 99.1 of Registrant’s Current Report on Form 8-K filed on September 19, 2007).

99.2*	First Amendment to the Amended and Restated Limited Liability Company Agreement of StoneMor GP LLC, dated as of September 14, 2007 (incorporated by reference to Exhibit 99.2 of Registrant’s Current Report on Form 8-K filed on September 19, 2007).

99.3*	Second Amendment to the Amended and Restated Limited Liability Company Agreement of StoneMor GP LLC, dated as of December 18, 2007 (incorporated by reference to Exhibit 99.2 of Registrant’s Current Report on Form 8-K filed on December 28, 2007).

Exhibit Number	Description

99.4*	Second Amended and Restated Limited Liability Company Agreement of StoneMor GP LLC, dated as of May 21, 2014, by StoneMor GP Holdings, LLC (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on May 23, 2014).

101	Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012; (iii) Consolidated Statement of Partners’ Capital (Deficit); (iv) Consolidated Statement of Cash Flows for the years ended December 31, 2014, 2013 and 2012; and (v) Notes to the Consolidated Financial Statements. Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of StoneMor Partners L.P.

*	Incorporated by reference, as indicated
†	Management contract, compensatory plan or arrangement