Form 10-Q
period 2015-03-31
STONEMOR PARTNERS LP
filed 2015-05-08
CIK 1286131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

The number of the registrant’s outstanding common units at May 1, 2015 was 29,259,424.

Index – Form 10-Q

Part I – Financial Information

Item 1.	Financial Statements

StoneMor Partners L.P.

Condensed Consolidated Balance Sheet

(in thousands)

(unaudited)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$6,397	$10,401
Accounts receivable, net of allowance	65,429	62,503
Prepaid expenses	3,107	4,708
Other current assets	24,613	24,266

Total current assets	99,546	101,878
Long-term accounts receivable, net of allowance	91,088	89,536
Cemetery property	339,821	339,848
Property and equipment, net of accumulated depreciation	99,569	100,391
Merchandise trusts, restricted, at fair value	488,007	484,820
Perpetual care trusts, restricted, at fair value	345,183	345,105
Deferred financing costs, net of accumulated amortization	8,707	9,089
Deferred selling and obtaining costs	102,904	97,795
Deferred tax assets	40	40
Goodwill	58,836	58,836
Intangible assets	68,441	68,990
Other assets	3,211	3,136

Total assets	$1,705,353	$1,699,464

Liabilities and partners’ capital
Current liabilities:
Accounts payable and accrued liabilities	$34,552	$35,382
Accrued interest	4,742	1,219
Current portion, long-term debt	1,664	2,251

Total current liabilities	40,958	38,852
Other long-term liabilities	1,237	1,292
Obligation for lease and management agreements, net	8,943	8,767
Long-term debt	297,184	285,378
Deferred cemetery revenues, net	661,877	643,408
Deferred tax liabilities	17,573	17,708
Merchandise liability	150,195	150,192
Perpetual care trust corpus	345,183	345,105

Total liabilities	1,523,150	1,490,702

Commitments and contingencies
Partners’ capital (deficit)
General partner deficit	(6,204)	(5,113)
Common partners, 29,259 and 29,204 units outstanding as of March 31, 2015 and December 31, 2014, respectively	188,407	213,875

Total partners’ capital	182,203	208,762

Total liabilities and partners’ capital	$1,705,353	$1,699,464

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statement of Operations

(in thousands, except per unit data)

(unaudited)

	Three months ended March 31,
	2015	2014
Revenues:
Cemetery
Merchandise	$26,937	$26,068
Services	13,910	10,297
Investment and other	11,310	16,275
Funeral home
Merchandise	7,075	5,052
Services	8,185	6,695

Total revenues	67,417	64,387

Costs and expenses:
Cost of goods sold (exclusive of depreciation shown separately below):
Perpetual care	1,667	1,391
Merchandise	5,416	6,113
Cemetery expense	16,265	13,329
Selling expense	13,910	11,189
General and administrative expense	9,329	7,645
Corporate overhead (including $272 and $271 in unit-based compensation for the three months ended March 31, 2015 and 2014, respectively)	8,734	7,456
Depreciation and amortization	2,952	2,368
Funeral home expense
Merchandise	2,376	1,646
Services	5,593	4,787
Other	4,181	2,853
Acquisition related costs, net of recoveries	349	349

Total cost and expenses	70,772	59,126

Operating profit (loss)	(3,355)	5,261
Gain on acquisition	—	412
Interest expense	5,463	5,574

Net income (loss) before income taxes	(8,818)	99
Income tax expense (benefit)	65	(310)

Net income (loss)	$(8,883)	$409

General partner’s interest in net income (loss) for the period	$(120)	$4
Limited partners’ interest in net income (loss) for the period	$(8,763)	$405
Net income (loss) per limited partner unit (basic and diluted)	$(.30)	$.02
Weighted average number of limited partners’ units outstanding - basic	29,230	22,493
Weighted average number of limited partners’ units outstanding - diluted	29,230	22,787
Distributions declared per unit	$.630	$.600

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statement of

Partners’ Capital (Deficit)

(in thousands)

(unaudited)

	Partners’ Capital (Deficit)
	Common Unit Holders	General Partner	Total
Balance, December 31, 2014	$213,875	$(5,113)	$208,762
Issuance of common units	1,421	—	1,421
Compensation related to unit awards	272	—	272
Net loss	(8,763)	(120)	(8,883)
Cash distributions	(16,977)	(971)	(17,948)
Unit distributions	(1,421)	—	(1,421)

Balance, March 31, 2015	$188,407	$(6,204)	$182,203

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statement of Cash Flows

(in thousands)

(unaudited)

	For the three months ended March 31,
	2015	2014
Operating activities:
Net income (loss)	$(8,883)	$409
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of lots sold	2,048	3,057
Depreciation and amortization	2,952	2,368
Unit-based compensation	272	271
Accretion of debt discounts	734	624
Gain on acquisition	—	(412)
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(5,196)	(3,168)
Allowance for doubtful accounts	719	705
Merchandise trust fund	(10,231)	(16,420)
Prepaid expenses	1,601	1,142
Other current assets	(348)	3,394
Other assets	(92)	(44)
Accounts payable and accrued and other liabilities	2,524	(9,564)
Deferred selling and obtaining costs	(5,109)	(2,803)
Deferred cemetery revenue	24,842	18,881
Deferred taxes (net)	(135)	(551)
Merchandise liability	155	(829)

Net cash provided by (used in) operating activities	5,853	(2,940)

Investing activities:
Cash paid for cemetery property	(1,501)	(748)
Purchase of subsidiaries	—	(200)
Cash paid for property and equipment	(1,314)	(1,330)

Net cash used in investing activities	(2,815)	(2,278)

Financing activities:
Cash distributions	(17,948)	(13,391)
Additional borrowings on long-term debt	20,335	17,000
Repayments of long-term debt	(9,395)	(55,504)
Proceeds from public offerings	—	53,178
Cost of financing activities	(34)	—

Net cash provided by (used in) financing activities	(7,042)	1,283

Net decrease in cash and cash equivalents	(4,004)	(3,935)
Cash and cash equivalents - Beginning of period	10,401	12,175

Cash and cash equivalents - End of period	$6,397	$8,240

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,176	$1,423
Cash paid during the period for income taxes	$66	$—
Non-cash investing and financing activities:
Acquisition of assets by financing	$137	$30

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

1.	NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

StoneMor Partners L.P. (“StoneMor”, the “Company” or the “Partnership”) is a provider of funeral and cemetery products and services in the death care industry in the United States. Through its subsidiaries, StoneMor offers a complete range of funeral merchandise and services, along with cemetery property, merchandise and services, both at the time of need and on a pre-need basis. As of March 31, 2015, the Partnership operated 303 cemeteries in 27 states and Puerto Rico, of which 272 are owned and 31 are operated under lease, management or operating agreements. The Partnership also owned and operated 98 funeral homes in 19 states and Puerto Rico.

Basis of Presentation

The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All interim financial data is unaudited. However, in the opinion of management, the interim financial data as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for a full year. The December 31, 2014 condensed consolidated balance sheet data was derived from audited financial statements included in the Company’s 2014 Annual Report on Form 10-K (“2014 Form 10-K”), but does not include all disclosures required by GAAP, which are presented in the Company’s 2014 Form 10-K.

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

New Accounting Pronouncements

In the second quarter of 2014, the Financial Accounting Standards Board issued Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which supersedes the revenue recognition requirements in “Topic 605 - Revenue Recognition” and most industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. On April 29, 2015, the Financial Accounting Standards Board issued for public comment a proposed update that would defer the effective date of ASU 2014-09 by one year. The Company is currently in the process of evaluating the potential impact of this update on its financial statements.

In the first quarter of 2015, the Financial Accounting Standards Board issued Update No. 2015-02, “Consolidation (Topic 810)” (“ASU 2015-02”), which amends previous consolidation analysis guidance. ASU 2015-02 requires companies to consider revised consolidation criteria regarding limited partnerships and similar legal entities. The amendments are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early application is permitted. The Company is currently in the process of evaluating the impact of this update, which is not expected to have a significant impact on the Company’s financial position, results of operations, or cash flows.

In the second quarter of 2015, the Financial Accounting Standards Board issued Update No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which changes the presentation of debt issuance costs. ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. The amendments in the update are effective for annual reporting periods beginning after December 15, 2015, including interim periods within those reporting periods. Early application is permitted. The Company is currently in the process of evaluating the impact of this update, which is not expected to have a significant impact on its financial position, results of operations, or cash flows.

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

2.	LONG-TERM ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

Long-term accounts receivable, net, consists of the following:

	As of
	March 31, 2015	December 31, 2014
	(in thousands)
Customer receivables	$200,643	$194,537
Unearned finance income	(20,911)	(20,360)
Allowance for contract cancellations	(23,215)	(22,138)

	156,517	152,039
Less: current portion, net of allowance	65,429	62,503

Long-term portion, net of allowance	$91,088	$89,536

Activity in the allowance for contract cancellations is as follows:

	For the three months ended March 31,
	2015	2014
	(in thousands)
Balance - Beginning of period	$22,138	$20,275
Provision for cancellations	6,072	5,031
Charge-offs - net	(4,995)	(4,057)

Balance - End of period	$23,215	$21,249

There have been no changes to the Company’s long-term accounts receivable accounting policies since the filing of the Company’s 2014 Form 10-K.

3.	CEMETERY PROPERTY

Cemetery property consists of the following:

	As of
	March 31, 2015	December 31, 2014
	(in thousands)
Developed land	$79,134	$79,058
Undeveloped land	172,141	172,238
Mausoleum crypts and lawn crypts	78,518	78,524
Other land	10,028	10,028

Total	$339,821	$339,848

4.	PROPERTY AND EQUIPMENT

Major classes of property and equipment follow:

	As of
	March 31, 2015	December 31, 2014
	(in thousands)
Building and improvements	$108,615	$108,178
Furniture and equipment	50,019	49,290

	158,634	157,468
Less: accumulated depreciation	(59,065)	(57,077)

Property and equipment - net	$99,569	$100,391

Depreciation expense was $2.4 million and $2.0 million during the three months ended March 31, 2015 and 2014, respectively.

5.	MERCHANDISE TRUSTS

At March 31, 2015, the Company’s merchandise trusts consisted of the following types of assets:

•	Money market funds that invest in low risk short term securities;

•	Publicly traded mutual funds that invest in underlying debt securities;

•	Publicly traded mutual funds that invest in underlying equity securities;

•	Equity investments primarily in securities that are currently paying dividends or distributions. These investments include Master Limited Partnerships and global equity securities;

•	Fixed maturity debt securities issued by various corporate entities; and

•	Fixed maturity debt securities issued by U.S. states and local government agencies.

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

The Company has included $8.4 million and $8.3 million of investments held in trust by the West Virginia Funeral Directors Association at March 31, 2015 and December 31, 2014, respectively, in its merchandise trust assets. As required by law, the Company deposits a portion of certain funeral merchandise sales in West Virginia into a trust that is held by the West Virginia Funeral Directors Association. These trusts are recorded at their account value, which approximates their fair value.

The cost and market value associated with the assets held in the merchandise trusts at March 31, 2015 and December 31, 2014 were as follows:

As of March 31, 2015	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Short-term investments	$31,591	$—	$—	$31,591
Fixed maturities:
U.S. State and local government agency	65	15	—	80
Corporate debt securities	12,566	67	(376)	12,257
Other debt securities	7,182	—	(8)	7,174

Total fixed maturities	19,813	82	(384)	19,511

Mutual funds - debt securities	246,768	978	(9,047)	238,699
Mutual funds - equity securities	129,452	2,772	(1,578)	130,646
Equity securities	54,888	3,500	(4,336)	54,052
Other invested assets	5,469	—	(343)	5,126

Total managed investments	$487,981	$7,332	$(15,688)	$479,625

West Virginia Trust Receivable	8,382	—	—	8,382

Total	$496,363	$7,332	$(15,688)	$488,007

As of December 31, 2014	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Short-term investments	$52,521	$—	$—	$52,521
Fixed maturities:
U.S. State and local government agency	270	—	(1)	269
Corporate debt securities	9,400	23	(447)	8,976
Other debt securities	7,157	—	(18)	7,139

Total fixed maturities	16,827	23	(466)	16,384

Mutual funds - debt securities	150,477	869	(8,666)	142,680
Mutual funds - equity securities	167,353	12,568	(463)	179,458
Equity securities	81,639	4,167	(5,507)	80,299
Other invested assets	5,400	—	(241)	5,159

Total managed investments	$474,217	$17,627	$(15,343)	$476,501

West Virginia Trust Receivable	8,319	—	—	8,319

Total	$482,536	$17,627	$(15,343)	$484,820

The contractual maturities of debt securities as of March 31, 2015 are presented below:

As of March 31, 2015	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
	(in thousands)
U.S. State and local government agency	$—	$18	$60	$2
Corporate debt securities	—	7,052	5,205	—
Other debt securities	891	6,283	—	—

Total fixed maturities	$891	$13,353	$5,265	$2

Temporary Declines in Fair Value

The Company evaluates declines in fair value below cost of each individual asset held in the merchandise trusts on a quarterly basis.

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at March 31, 2015 and December 31, 2014 is presented below:

	Less than 12 months		12 Months or more		Total		Number of Securities in Loss Position
As of March 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands, except number of securities data)
Fixed maturities:
Corporate debt securities	$6,070	$214	$2,539	$162	$8,609	$376	46
Other debt securities	2,384	2	4,790	6	7,174	8	13

Total fixed maturities	8,454	216	7,329	168	15,783	384	59

Mutual funds - debt securities	87,042	617	132,090	8,430	219,132	9,047	28
Mutual funds - equity securities	49,100	1,578	—	—	49,100	1,578	4
Equity securities	26,285	3,671	3,511	665	29,796	4,336	56
Other invested assets	—	—	4,918	343	4,918	343	1

Total	$170,881	$6,082	$147,848	$9,606	$318,729	$15,688	148

	Less than 12 months		12 Months or more		Total		Number of Securities in Loss Position
As of December 31, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands, except number of securities data)
Fixed maturities:
U.S. State and local government agency	$143	$1	$—	$—	$143	$1	3
Corporate debt securities	5,905	342	1,506	105	7,411	447	58
Other debt securities	2,370	8	4,769	10	7,139	18	13

Total fixed maturities	8,418	351	6,275	115	14,693	466	74

Mutual funds - debt securities	32,072	1,039	95,629	7,627	127,701	8,666	34
Mutual funds - equity securities	4,147	463	—	—	4,147	463	2
Equity securities	44,563	4,641	3,909	866	48,472	5,507	60
Other invested assets	—	—	4,881	241	4,881	241	1

Total	$89,200	$6,494	$110,694	$8,849	$199,894	$15,343	171

There were 148 and 171 securities in an unrealized loss position in merchandise trusts as of March 31, 2015 and December 31, 2014, respectively, of which 38 and 39, respectively, were in an unrealized loss position for more than twelve months. For all securities in an unrealized loss position, the Company evaluated the severity of the impairment and length of time that a security has been in a loss position and has concluded the decline in fair value below the asset’s cost was temporary in nature. In addition, the Company is not aware of any circumstances that would prevent the future market value recovery for these securities.

Other-Than-Temporary Impairment of Trust Assets

During the three months ended March 31, 2015, the Company determined that there were two securities with an aggregate cost basis of approximately $0.6 million and an aggregate fair value of approximately $0.4 million, resulting in an impairment of $0.2 million, wherein such impairment was considered to be other-than-temporary. Accordingly, the Company adjusted the cost basis of these assets to their current value and offset this change against deferred revenue. This reduction in deferred revenue will be reflected in earnings in future periods as the underlying merchandise is delivered or the underlying service is performed.

During the three months ended March 31, 2014, the Company determined that there were no other than temporary impairments to the investment portfolio in the merchandise trusts.

A reconciliation of the Company’s merchandise trust activities for the three months ended March 31, 2015 is presented below:

Fair Value at 12/31/2014	Contributions	Distributions	Interest/ Dividends	Capital Gain Distributions	Realized Gain/ Loss (1)	Taxes	Fees	Unrealized Change in Fair Value	Fair Value at 3/31/2015
(in thousands)
$484,820	16,540	(11,537)	3,874	—	5,702	(15)	(737)	(10,640)	$488,007

(1)	Includes $3.9 million representing the net effect of other-than-temporary impairment charges and the release of previously realized impairment charges, as a result of sales and maturities of impaired securities.

The Company made net contributions into the trusts of approximately $5.0 million during the three months ended March 31, 2015. During the three months ended March 31, 2015, purchases and sales of securities available for sale included in trust investments were approximately $239.0 million and $239.1 million, respectively.

6.	PERPETUAL CARE TRUSTS

At March 31, 2015, the Company’s perpetual care trusts consisted of the following types of assets:

•	Money market funds that invest in low risk short term securities;

•	Publicly traded mutual funds that invest in underlying debt securities;

•	Publicly traded mutual funds that invest in underlying equity securities;

•	Equity investments that are currently paying dividends or distributions. These investments include Master Limited Partnerships and global equity securities;

•	Fixed maturity debt securities issued by various corporate entities;

•	Fixed maturity debt securities issued by the U.S. Government and U.S. Government agencies; and

•	Fixed maturity debt securities issued by U.S. states and local government agencies.

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

The cost and market value associated with the assets held in the perpetual care trusts at March 31, 2015 and December 31, 2014 were as follows:

As of March 31, 2015	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Short-term investments	$30,012	$—	$—	$30,012
Fixed maturities:
U.S. Government and federal agency	100	15	—	115
U.S. State and local government agency	27	1	—	28
Corporate debt securities	24,774	224	(782)	24,216
Other debt securities	371	—	—	371

Total fixed maturities	25,272	240	(782)	24,730

Mutual funds - debt securities	202,419	414	(4,777)	198,056
Mutual funds - equity securities	77,034	12,763	(40)	89,757
Equity securities	2,167	489	(35)	2,621
Other invested assets	7	—	—	7

Total	$336,911	$13,906	$(5,634)	$345,183

As of December 31, 2014	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Short-term investments	$26,644	$—	$—	$26,644
Fixed maturities:
U.S. Government and federal agency	100	16	—	116
U.S. State and local government agency	78	1	—	79
Corporate debt securities	24,275	104	(913)	23,466
Other debt securities	371	—	—	371

Total fixed maturities	24,824	121	(913)	24,032

Mutual funds - debt securities	128,735	379	(5,220)	123,894
Mutual funds - equity securities	103,701	23,003	(1,268)	125,436
Equity securities	30,617	14,704	(247)	45,074
Other invested assets	25	—	—	25

Total	$314,546	$38,207	$(7,648)	$345,105

The contractual maturities of debt securities as of March 31, 2015 were as follows:

As of March 31, 2015	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
	(in thousands)
U.S. Government and federal agency	$—	$115	$—	$—
U.S. State and local government agency	28	—	—	—
Corporate debt securities	455	14,723	9,018	20
Other debt securities	371	—	—	—

Total fixed maturities	$854	$14,838	$9,018	$20

Temporary Declines in Fair Value

The Company evaluates declines in fair value below cost of each individual asset held in the perpetual care trusts on a quarterly basis.

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at March 31, 2015 and December 31, 2014 is presented below:

	Less than 12 months		12 Months or more		Total		Number of Securities in Loss Position
As of March 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands, except number of securities data)
Fixed maturities:
Corporate debt securities	$10,571	$516	$3,861	$266	$14,432	$782	55

Total fixed maturities	10,571	516	3,861	266	14,432	782	55

Mutual funds - debt securities	18,437	529	119,177	4,248	137,614	4,777	30
Mutual funds - equity securities	3,458	40	—	—	3,458	40	2
Equity securities	237	32	619	3	856	35	25

Total	$32,703	$1,117	$123,657	$4,517	$156,360	$5,634	112

	Less than 12 months		12 Months or more		Total		Number of Securities in Loss Position
As of December 31, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands, except number of securities data)
Fixed maturities:
Corporate debt securities	$14,434	$798	$2,519	$115	$16,953	$913	83

Total fixed maturities	14,434	798	2,519	115	16,953	913	83

Mutual funds - debt securities	30,345	768	86,814	4,452	117,159	5,220	31
Mutual funds - equity securities	13,035	1,268	—	—	13,035	1,268	5
Equity securities	3,866	245	620	2	4,486	247	29

Total	$61,680	$3,079	$89,953	$4,569	$151,633	$7,648	148

There were 112 and 148 securities in an unrealized loss position in perpetual care trusts as of March 31, 2015 and December 31, 2014, respectively, of which 22 and 20, respectively, were in an unrealized loss position for more than twelve months. For all securities in an unrealized loss position, the Company evaluated the severity of the impairment and length of time that a security has been in a loss position and has concluded the decline in fair value below the asset’s cost was temporary in nature. In addition, the Company is not aware of any circumstances that would prevent the future market value recovery for these securities.

Other-Than-Temporary Impairment of Trust Assets

During the three months ended March 31, 2015 and 2014, the Company determined that there were no other than temporary impairments to the investment portfolio in the perpetual care trusts.

A reconciliation of the Company’s perpetual care trust activities for the three months ended March 31, 2015 is presented below:

Fair Value at 12/31/2014	Contributions	Distributions	Interest/ Dividends	Capital Gain Distributions	Realized Gain/ Loss (1)	Taxes	Fees	Unrealized Change in Fair Value	Fair Value at 3/31/2015
(in thousands)
$345,105	6,478	(2,793)	3,649	—	15,699	(134)	(534)	(22,287)	$345,183

(1)	Includes $12.0 million representing the net effect of other-than-temporary impairment charges and the release of previously realized impairment charges, as a result of sales and maturities of impaired securities.

The Company made net contributions into the trusts of approximately $3.7 million during the three months ended March 31, 2015. During the three months ended March 31, 2015, purchases and sales of securities available for sale included in trust investments were approximately $233.9 million and $230.7 million, respectively.

7.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in acquisitions.

There have been no changes in the goodwill balance during the period and a summary by reportable segment is as follows:

	Cemeteries			Funeral Homes
	Southeast	Northeast	West		Total
	(in thousands)
Goodwill as of March 31, 2015 and December 31, 2014	$8,950	$3,288	$11,948	$34,650	$58,836

Other Acquired Intangible Assets

The Company has other acquired intangible assets, most of which have been recognized as a result of acquisitions and long-term lease, management and operating agreements. All of the intangible assets are amortized as a component of depreciation and amortization in the unaudited condensed consolidated statement of operations. The major classes of intangible assets are as follows:

	As of March 31, 2015			As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net Intangible Asset
	(in thousands)
Amortized intangible assets:
Lease and management agreements	$59,758	$(830)	$58,928	$59,758	$(581)	$59,177
Underlying contract value	6,239	(897)	5,342	6,239	(858)	5,381
Non-compete agreements	5,250	(2,375)	2,875	5,250	(2,126)	3,124
Other intangible assets	1,439	(143)	1,296	1,439	(131)	1,308

Total intangible assets	$72,686	$(4,245)	$68,441	$72,686	$(3,696)	$68,990

See Note 7 of the Company’s 2014 Form 10-K for a discussion of the Company’s intangible assets, including its contract-based intangible asset pertaining to the lease and management agreements with the Archdiocese of Philadelphia.

8.	LONG-TERM DEBT

The Company had the following outstanding debt:

	As of
	March 31, 2015	December 31, 2014
	(in thousands)
7.875% Senior Notes, due June 2021	$175,000	$175,000
Credit Facility, due December 2019:
Working Capital Draws	97,902	85,902
Acquisition Draws	25,000	25,000
Notes payable - acquisition debt	819	861
Notes payable - acquisition non-competes	2,396	2,765
Insurance and vehicle financing	1,121	1,632

Total	302,238	291,160
Less current portion	1,664	2,251
Less unamortized bond and note payable discounts	3,390	3,531

Long-term portion	$297,184	$285,378

This note includes a summary of material terms of the Company’s senior notes and revolving credit facility. For a more detailed description of the Company’s long-term debt agreements, see the Company’s 2014 Form 10-K.

7.875% Senior Notes due 2021

On May 28, 2013, the Company issued $175.0 million aggregate principal amount of 7.875% Senior Notes due 2021 (the “Senior Notes”). The Company pays 7.875% interest per annum on the principal amount of the Senior Notes, payable in cash semi-annually in arrears on June 1 and December 1 of each year, since December 1, 2013. The net proceeds from the offering were used to retire a $150.0 million aggregate principal amount of 10.25% Senior Notes due 2017 and the remaining proceeds were used for general corporate purposes. The Senior Notes were issued at 97.832% of par resulting in gross proceeds of $171.2 million with an original issue discount of approximately $3.8 million. The Company incurred debt issuance costs and fees of approximately $4.6 million. These costs and fees are deferred and are amortized over the life of the Senior Notes. Based on trades made on March 31, 2015, the Company has estimated the fair value of its Senior Notes to be in excess of par and trading at a premium of 4.94%, which would imply a fair value of $183.6 million at March 31, 2015. The Senior Notes are valued using Level 2 inputs as defined by the Fair Value Measurements and Disclosures topic of the ASC in Note 15. As of March 31, 2015, the Company was in compliance with all applicable covenants of the Senior Notes.

Credit Facility

On December 19, 2014, the Partnership entered into the Fourth Amended and Restated Credit Agreement (the “Credit Agreement”).

The Credit Agreement provides for a single revolving credit facility of $180.0 million (the “Credit Facility”) maturing on December 19, 2019. Additionally the Credit Agreement provides for an uncommitted ability to increase the Credit Facility by an additional $70.0 million. The summary of the material terms of the Credit Agreement is set forth below. Capitalized terms, which are not defined in the following description, shall have the meaning assigned to such terms in the Credit Agreement.

At March 31, 2015, amounts outstanding under the Credit Facility bore interest at rates of approximately 3.5%. The interest rates on the Credit Facility are calculated as follows:

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

In addition, the Borrowers must pay a Letter of Credit Fee for each Letter of Credit equal to the Applicable Rate for Letter of Credit Fees times the daily amount to be drawn under such Letter of Credit. The Applicable Rate is determined based on the Consolidated Leverage Ratio of the Partnership and its Subsidiaries, and ranges from 2.25% to 4.00% for Eurodollar Rate Loans and Letter of Credit Fees, and 1.25% to 3.00% for Base Rate Loans. The current Applicable Rate for each of: (i) Eurodollar Rate Loans and Letter of Credit Fees is 3.75% and (ii) Base Rate Loans is 2.75% based on the current Consolidated Leverage Ratio. The Credit Agreement also requires the Borrowers to pay a quarterly unused commitment fee, which is calculated based on the amount by which the commitments under the Credit Agreement exceed the usage of such commitments.

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

The Credit Agreement provides that two types of draws are permitted with respect to the Credit Facility: Acquisition Draws and Working Capital Draws. The proceeds of Acquisition Draws may be utilized by the Borrowers to finance Permitted Acquisitions, the purchase and construction of mausoleums and related costs or the net amount of Merchandise Trust deposits made after the Closing Date under the Credit Agreement, irrespective of whether such amounts relate to new or existing cemeteries or funeral homes. The proceeds of Working Capital Draws, Letters of Credit and Swing Line Loans may be utilized by the Borrowers to finance working capital requirements, Capital Expenditures and for other general corporate purposes. The borrowing of Working Capital Advances is subject to a borrowing formula of 85% of Eligible Receivables. This limit was $133.0 million at March 31, 2015.

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

As of March 31, 2015, there were $122.9 million of outstanding borrowings under the Credit Facility. The Credit Facility approximates fair value as it consists of multiple current LIBOR borrowings with maturities of 90 days or less, with amounts that can be rolled-over or reborrowed at market rates. It is valued using Level 2 inputs. As of March 31, 2015, the Company complied with all applicable financial covenants.

The Company routinely incurs debt financing costs and fees when borrowing under, or making amendments to, the Credit Facility. These costs and fees are deferred and are amortized over the life of the Credit Facility.

9.	INCOME TAXES

As of March 31, 2015, the Company’s taxable corporate subsidiaries had federal net operating loss carryforwards of approximately $223.1 million, which will begin to expire in 2017 and $272.0 million in state net operating loss carryforwards, a portion of which expires annually.

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

The provision for income taxes for the three months ended March 31, 2015 and 2014 is based upon the estimated annual effective tax rates expected to be applicable to the Company for 2015 and 2014, respectively. The Company’s effective tax rate differs from its statutory tax rate primarily because the Company’s legal entity structure includes different tax filing entities, including a significant number of partnerships that are not subject to paying tax.

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

10.	DEFERRED CEMETERY REVENUES, NET

At March 31, 2015 and December 31, 2014, deferred cemetery revenues, net, consisted of the following:

	As of
	March 31, 2015	December 31, 2014
	(in thousands)
Deferred cemetery revenue	$477,420	$456,632
Deferred merchandise trust revenue	116,678	104,717
Deferred merchandise trust unrealized gains (losses)	(8,356)	2,284
Deferred pre-acquisition margin	139,344	140,378
Deferred cost of goods sold	(63,209)	(60,603)

Deferred cemetery revenues, net	$661,877	$643,408

Deferred selling and obtaining costs	$102,904	$97,795

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

Leases

At March 31, 2015, the Company was committed to operating lease payments for premises, automobiles and office equipment under various operating leases with initial terms ranging from one to twenty five years and options to renew at varying terms. Expenses under these operating leases were $0.7 million and $0.6 million during the three months ended March 31, 2015 and 2014, respectively.

The operating leases will result in future payments in the following approximate amounts from March 31, 2015 and beyond:

(in thousands)
2015	$2,000
2016	2,444
2017	2,305
2018	1,912
2019	1,726
2020	613
Thereafter	1,744

Total	$12,744

Other

See Note 13 of the Company’s 2014 Form 10-K for a discussion of the Company’s future commitments related to its agreements with the Archdiocese of Philadelphia.

12.	PARTNERS’ CAPITAL

The table below reflects the activity relating to the number of common units outstanding for the three months ended March 31, 2015:

Three months ended March 31, 2015
Outstanding, beginning of period	29,203,595
Unit distributions	54,622
Unit-based compensation	1,148

Outstanding, end of period	29,259,365

Unit-Based Compensation

The Company has issued to certain key employees, management, and directors unit-based compensation in the form of unit appreciation rights and restricted phantom partnership units.

Compensation expense recognized related to unit appreciation rights and restricted phantom unit awards for the three months ended March 31, 2015 and 2014 are summarized in the table below:

	Three months ended March 31,
	2015	2014
	(in thousands)
Unit appreciation rights	$21	$19
Restricted phantom units	251	252

Total unit-based compensation expense	$272	$271

As of March 31, 2015, there was approximately $0.1 million in non-vested unit appreciation rights expense outstanding. These unit appreciation rights will be expensed through 2018.

The diluted weighted average number of limited partners’ units outstanding presented on the unaudited condensed consolidated statement of operations does not include 185,194 units for the three months ended March 31, 2015, as their effects would be anti-dilutive.

During the three months ended March 31, 2015, 1,148 common units were issued under the StoneMor Partners L.P. Long-Term Incentive Plans. See Note 11 of the Company’s 2014 Form 10-K for a description of the Company’s Long-Term Incentive Plans.

Other Unit Issuances

Pursuant to a Common Unit Purchase Agreement, dated May 19, 2014, by and between the Company and American Cemeteries Infrastructure Investors, LLC, a Delaware limited liability company (“ACII”), the Company issued 54,622 common units to ACII in lieu of a cash distribution of approximately $1.4 million on February 16, 2015. Refer to the Company’s 2014 Form 10-K, Note 17, for a detailed discussion of the Common Unit Purchase Agreement.

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

If the acquisition noted above had been consummated at the beginning of the comparable prior annual reporting period, on a pro forma basis, for the three months ended March 31, 2015 and 2014, consolidated revenues, consolidated net income (loss), and net income (loss) per limited partner unit (basic and diluted) would have been as follows:

	Three months ended March 31,
	2015	2014
	(in thousands, except per unit data)
Revenue	$67,417	$64,398
Net income (loss)	(8,883)	(2)
Net income (loss) per limited partner unit (basic and diluted)	$(.30)	$—

These pro forma results are unaudited, have been prepared for comparative purposes only, and may include certain adjustments such as increased interest on the acquisition of debt, changes in the timing of financing events and the recognition of gains on acquisitions. They do not purport to be indicative of the results of operations which actually would have resulted had this acquisition been in effect at the beginning of the comparable prior annual reporting period or of future results of operations of the location.

The property acquired in the first quarter of 2014 has contributed less than $0.1 million of revenue and operating profit for both the three months ended March 31, 2015 and the three months ended March 31, 2014.

Other 2014 Acquisitions and Agreements

See Note 13 of the Company’s 2014 Form 10-K for a discussion of the Company’s other 2014 acquisitions and its agreements with the Archdiocese of Philadelphia. There have been no changes during the period to assessments of the fair value of net assets acquired in the other 2014 acquisitions. Those amounts may be retrospectively adjusted as additional information is received.

14.	SEGMENT INFORMATION

The Company is organized into five distinct reportable segments, which are classified as Cemetery Operations – Southeast, Cemetery Operations – Northeast, Cemetery Operations – West, Funeral Homes, and Corporate.

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

Segment information is as follows:

As of and for the three months ended March 31, 2015:

	Cemeteries			Funeral Homes
	Southeast	Northeast	West		Corporate	Adjustment	Total
	(in thousands)
Revenues
Sales	$24,290	$12,485	$10,695	$—	$—	$(17,526)	$29,944
Service and other	11,886	8,759	9,000	—	—	(7,432)	22,213
Funeral home	—	—	—	17,415	—	(2,155)	15,260

Total revenues	36,176	21,244	19,695	17,415	—	(27,113)	67,417

Costs and expenses
Cost of sales	5,268	2,329	2,140	—	—	(2,654)	7,083
Cemetery	6,834	5,853	3,578	—	—	—	16,265
Selling	9,147	5,005	4,152	—	200	(4,594)	13,910
General and administrative	4,670	2,540	2,119	—	—	—	9,329
Corporate overhead	—	—	—	—	8,734	—	8,734
Depreciation and amortization	800	607	499	799	247	—	2,952
Funeral home	—	—	—	12,611	—	(461)	12,150
Acquisition related costs, net of recoveries	—	—	—	—	349	—	349

Total costs and expenses	26,719	16,334	12,488	13,410	9,530	(7,709)	70,772

Operating profit (loss)	$9,457	$4,910	$7,207	$4,005	$(9,530)	$(19,404)	$(3,355)

Total assets	$645,407	$428,673	$444,411	$165,828	$21,034	$—	$1,705,353
Amortization of cemetery property	$1,130	$485	$390	$—	$—	$(417)	$1,588
Long lived asset additions	$1,505	$746	$497	$218	$84	$—	$3,050
Goodwill	$8,950	$3,288	$11,948	$34,650	$—	$—	$58,836

As of and for the three months ended March 31, 2014:

	Cemeteries			Funeral Homes
	Southeast	Northeast	West		Corporate	Adjustment	Total
	(in thousands)
Revenues
Sales	$22,101	$7,410	$9,821	$—	$—	$(10,458)	$28,874
Service and other	11,626	10,604	10,923	—	—	(9,387)	23,766
Funeral home	—	—	—	13,254	—	(1,507)	11,747

Total revenues	33,727	18,014	20,744	13,254	—	(21,352)	64,387

Costs and expenses
Cost of sales	4,792	1,678	2,777	—	—	(1,743)	7,504
Cemetery	6,395	3,235	3,699	—	—	—	13,329
Selling	7,248	2,802	3,234	—	545	(2,640)	11,189
General and administrative	4,096	1,492	2,057	—	—	—	7,645
Corporate overhead	—	—	—	—	7,456	—	7,456
Depreciation and amortization	633	236	521	736	242	—	2,368
Funeral home	—	—	—	9,504	—	(218)	9,286
Acquisition related costs, net of recoveries	—	—	—	—	349	—	349

Total costs and expenses	23,164	9,443	12,288	10,240	8,592	(4,601)	59,126

Operating profit (loss)	$10,563	$8,571	$8,456	$3,014	$(8,592)	$(16,751)	$5,261

Total assets	$580,359	$318,937	$434,562	$135,819	$23,290	$—	$1,492,967
Amortization of cemetery property	$1,251	$583	$1,223	$—	$—	$(334)	$2,723
Long lived asset additions	$1,564	$442	$1,041	$57	$52	$—	$3,156
Goodwill	$6,174	$—	$11,948	$30,615	$—	$—	$48,737

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

The following table displays the Company’s assets measured at fair value as of March 31, 2015 and December 31, 2014.

As of March 31, 2015

Merchandise Trust

	Level 1	Level 2	Total
	(in thousands)
Assets

Short-term investments	$31,591	$—	$31,591

Fixed maturities:
U.S. state and local government agency	—	80	80
Corporate debt securities	—	12,257	12,257
Other debt securities	—	7,174	7,174

Total fixed maturity investments	—	19,511	19,511

Mutual funds - debt securities	238,699	—	238,699
Mutual funds - equity securities - real estate sector	19,133	—	19,133
Mutual funds - equity securities - energy sector	12,815	—	12,815
Mutual funds - equity securities - MLP’s	21,308	—	21,308
Mutual funds - equity securities - other	77,390	—	77,390

Equity securities:
Master limited partnerships	25,224	—	25,224
Global equity securities	28,828	—	28,828
Other invested assets	—	5,126	5,126

Total	$454,988	$24,637	$479,625

Perpetual Care Trust

	Level 1	Level 2	Total
	(in thousands)
Assets

Short-term investments	$30,012	$—	$30,012

Fixed maturities:
U.S. government and federal agency	115	—	115
U.S. state and local government agency	—	28	28
Corporate debt securities	—	24,216	24,216
Other debt securities	—	371	371

Total fixed maturity investments	115	24,615	24,730

Mutual funds - debt securities	198,056	—	198,056
Mutual funds - equity securities - real estate sector	17,052	—	17,052
Mutual funds - equity securities - energy sector	20,424	—	20,424
Mutual funds - equity securities - MLP’s	40,474	—	40,474
Mutual funds - equity securities - other	11,807	—	11,807

Equity securities:
Master limited partnerships	988	—	988
Global equity securities	1,633	—	1,633
Other invested assets	—	7	7

Total	$320,561	$24,622	$345,183

As of December 31, 2014

Merchandise Trust

	Level 1	Level 2	Total
	(in thousands)
Assets

Short-term investments	$52,521	$—	$52,521

Fixed maturities:
U.S. state and local government agency	—	269	269
Corporate debt securities	—	8,976	8,976
Other debt securities	—	7,139	7,139

Total fixed maturity investments	—	16,384	16,384

Mutual funds - debt securities	142,680	—	142,680
Mutual funds - equity securities - real estate sector	58,672	—	58,672
Mutual funds - equity securities - energy sector	7,733	—	7,733
Mutual funds - equity securities - MLP’s	22,927	—	22,927
Mutual funds - equity securities - other	90,126	—	90,126

Equity securities:
Master limited partnerships	50,091	—	50,091
Global equity securities	30,208	—	30,208
Other invested assets	—	5,159	5,159

Total	$454,958	$21,543	$476,501

Perpetual Care Trust

	Level 1	Level 2	Total
	(in thousands)
Assets

Short-term investments	$26,644	$—	$26,644

Fixed maturities:
U.S. government and federal agency	116	—	116
U.S. state and local government agency	—	79	79
Corporate debt securities	—	23,466	23,466
Other debt securities	—	371	371

Total fixed maturity investments	116	23,916	24,032

Mutual funds - debt securities	123,894	—	123,894
Mutual funds - equity securities - real estate sector	41,753	—	41,753
Mutual funds - equity securities - energy sector	14,829	—	14,829
Mutual funds - equity securities - MLP’s	43,596	—	43,596
Mutual funds - equity securities - other	25,258	—	25,258

Equity securities:
Master limited partnerships	43,207	—	43,207
Global equity securities	1,867	—	1,867
Other invested assets	—	25	25

Total	$321,164	$23,941	$345,105

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

The words “we,” “us,” “our,” “StoneMor,” the “Partnership,” the “Company” and similar words refer to StoneMor Partners L.P. and its subsidiaries.

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

When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (“2014 Form 10-K”) and our other reports filed with the SEC. Except as required under applicable law, we assume no obligation to update or revise any forward-looking statements made herein or any other forward-looking statements made by us, whether as a result of new information, future events or otherwise.

Overview

Cemetery Operations

We are currently the second largest owner and operator of cemeteries in the United States. As of March 31, 2015, we operated 303 cemeteries in 27 states and Puerto Rico. We own 272 of these cemeteries and we manage or operate the remaining 31 under lease, operating or management agreements with the nonprofit cemetery companies that own the cemeteries. As a result of the agreements, other control arrangements and applicable accounting rules, we have treated 16 of these cemeteries as acquisitions for accounting purposes.

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

We sell cemetery products and services both at the time of death, which we refer to as at-need, and prior to the time of death, which we refer to as pre-need. Revenues from cemetery operations accounted for approximately 77.4% and 81.8% of our total revenues during the three months ended March 31, 2015 and 2014, respectively. The change in the contribution to total revenues was primarily due to one large land sale from the first quarter of 2014. In addition, during the first quarter of 2015, we had reductions in investment income from our trusts, as well as higher contributions from our 2014 funeral home acquisitions.

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

Contracts related to pre-need installment sales are usually for a period not to exceed 60 months, with payments of principal and interest required. Pre-need sales contracts normally contain provisions for both principal and interest. For those contracts that do not bear a market rate of interest, we impute such interest based upon the prime rate plus 150 basis points, which resulted in a rate of 4.75% for the three months ended March 31, 2015 and 2014.

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

Funeral Home Operations

As of March 31, 2015, we owned and operated 98 funeral homes. These properties are located in 19 states and Puerto Rico. Forty-five of our funeral homes are located on the grounds of cemeteries that we own.

We derive revenues at our funeral homes from the sale of funeral home merchandise, including caskets and related funeral merchandise, and services, including removal and preparation of remains, the use of our facilities for visitation, worship and performance of funeral services and transportation services. We sell these services and merchandise generally at the time of need utilizing salaried licensed funeral directors. Our funeral home operations also include revenues related to the sale of term and final expense whole life insurance in markets where we do not own a funeral home, as well as pre-need whole life insurance in markets where we own a funeral home. Funeral home revenues accounted for approximately 22.6% of our total revenues during the three months ended March 31, 2015 as compared to 18.2% during the same period last year.

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

Current Market Conditions and Economic Developments

As of March 31, 2015, the amortized cost of the assets in our merchandise trusts exceeded their market value by 1.7%, compared to December 31, 2014 when the market value of the assets exceeded their amortized cost by 0.5%. As of March 31, 2015, the market value of the assets in our perpetual care trusts exceeded their amortized cost by 2.5% as compared to December 31, 2014 when the market value of the assets exceeded their amortized cost by 9.7%. Changes in the cost to market ratios are due in part to the repositioning of assets within our merchandise and perpetual care trust portfolios.

As of March 31, 2015, the majority of our long-term debt consisted of $175.0 million in Senior Notes due 2021, the offering of which took place in May of 2013, and $122.9 million of borrowings under our credit facility, which expires in 2019. As of March 31, 2015, we had $57.1 million of total availability under our revolving credit facility. The revolving credit facility provides for both acquisition draws, which are used primarily to finance acquisitions, acquisition related costs and mausoleum construction costs, and working capital draws, which are used to finance all other corporate costs. As of March 31, 2015, we had approximately $97.9 million of working capital draws, which are limited to a borrowing formula of 85% of eligible account receivables. This limit was $133.0 million at March 31, 2015.

The aggregate values of pre-need and at-need contracts written were $78.3 million for the three months ended March 31, 2015 as compared to $63.7 million during the same period last year.

Impact on Our Ability to Meet Our Debt Covenants

Current market conditions have not negatively impacted our ability to meet our significant debt covenants. These covenants specifically relate to a certain measure of Consolidated EBITDA and certain coverage and leverage ratios as defined in the Credit Agreement described below.

Consolidated EBITDA is a non-GAAP financial measure and is primarily related to the current period value of contracts written, investment income from the merchandise and perpetual care trusts, and current expenses incurred.

We have two primary debt covenants that are dependent upon our financial results, the Consolidated Leverage Ratio and the Consolidated Debt Service Coverage Ratio. The Consolidated Leverage Ratio relates to the ratio of Consolidated Funded Indebtedness to Consolidated EBITDA. Our Consolidated Leverage Ratio was 3.43 at March 31, 2015 compared to a maximum allowed ratio of 4.00. The Consolidated Debt Service Coverage Ratio relates to the ratio of Consolidated EBITDA to Consolidated Debt Service. Our Consolidated Debt Service Coverage Ratio was 4.37 at March 31, 2015 compared to a minimum allowed ratio of 2.50.

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

Critical Accounting Policies and Estimates

The unaudited condensed consolidated financial statements are prepared in conformity with GAAP. The preparation of these consolidated financial statements required us to make estimates, judgments and assumptions that affected the reported amounts of assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods (see Note 1 to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q). Our critical accounting policies are those that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgment. These critical accounting policies are discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2014 Form 10-K. There have been no significant changes to our critical accounting policies since the filing of our 2014 Form 10-K.

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

The method of accounting we utilize to analyze our overall results of operations, including segment results, provides for a production based view of our business. Under the production based view, we recognize revenues at their contract value at the point in time in which the contract is written, less a historic cancellation reserve. All related costs are expensed in the period the contract is recognized as revenue. In contrast, GAAP requires that we defer all revenues, and the direct costs associated with these revenues, until we meet certain delivery and performance requirements. The nature of our business is such that there is no meaningful relationship between the time that elapses from the date a contract is executed and the date the underlying merchandise is delivered or the service, delivery and performance requirements are met. Further, certain factors affecting this time period, such as weather and supplier issues, are out of our control. As a result, during a period of growth, operating profits as defined by GAAP will tend to lag behind operating profits on a production based view because of the required deferral of revenues. Our performance based view ignores these delays and presents results based upon the underlying value of contracts written. We believe this is the most reliable indicator of our performance for a given period as the value of contracts written less a historical cancellation reserve reflects the economic value added during a given period of time. Accordingly, the ensuing segment discussion is on a basis of accounting that differs from GAAP. See Note 1 to the consolidated financial statements included in the 2014 Form 10-K for a more detailed discussion of our accounting policies under GAAP.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Cemetery Segments

Cemetery Operations – Southeast

Since January 1, 2014, we have acquired ten properties in our Cemetery Operations – Southeast segment. The first acquisition occurred during the first quarter of 2014 and the remaining nine occurred during the second quarter of 2014. The results of operations for these acquired properties have either less or no impact on the results for the three months ended March 31, 2014, but are included in the results for the three months ended March 31, 2015. The acquisitions contributed approximately $3.4 million of the revenues and $2.4 million of the costs and expenses for the three months ended March 31, 2015, compared to less than $0.1 million of the revenues and costs and expenses for the three months ended March 31, 2014.

The table below compares the results of operations for our Cemetery Operations – Southeast for the three months ended March 31, 2015 to the same period last year:

	Three months ended March 31,
	2015	2014	Change ($)	Change (%)
	(in thousands) (non-GAAP)
Total revenues	$36,176	$33,727	$2,449	7.3%
Total costs and expenses	26,719	23,164	3,555	15.3%

Operating profit	$9,457	$10,563	$(1,106)	-10.5%

Revenues

The increase in revenues was primarily related to increases of $0.9 million in the value of pre-need contracts written, $1.7 million in the value of at-need contracts written and $0.3 million in interest and other income, partially offset by a reduction of $0.5 million in income from our trusts. Our investment results can vary from period to period based on a number of factors including realized income and the timing of the recognition of gains within the trusts.

Total costs and expenses

The net increase in costs and expenses was primarily related to:

•	A $0.5 million increase in the cost of goods sold primarily attributable to sales from the acquired properties and changes in product mix.

•	A $0.4 million increase in cemetery expenses due to an increase in labor costs.

•	A $1.9 million increase in selling expenses due to increases of $1.5 million in commissions and personnel costs, $0.3 million in advertising and marketing expenses and $0.1 million in travel expenses.

•	A $0.6 million increase in general and administrative expenses, primarily due to a $0.3 million increase in insurance costs and a $0.2 million increase in personnel costs.

•	A $0.2 million increase in depreciation expense.

Cemetery Operations – Northeast

During the second quarter of 2014, we acquired three properties and separately obtained the rights from the Archdiocese of Philadelphia to operate thirteen properties in our Cemetery Operations – Northeast segment. The results of operations for these properties have no impact on the results for the three months ended March 31, 2014, but are included in the results for the three months ended March 31, 2015. These properties have contributed approximately $9.2 million of the revenues and $6.2 million of the costs and expenses of the segment for the three months ended March 31, 2015. In addition, in the first quarter of 2014 as noted below, we had one large land sale, which had a high profit margin and is the primary driver behind the decrease in operating profit period over period.

The table below compares the results of operations for our Cemetery Operations – Northeast for the three months ended March 31, 2015 to the same period last year:

	Three months ended March 31,
	2015	2014	Change ($)	Change (%)
	(in thousands) (non-GAAP)
Total revenues	$21,244	$18,014	$3,230	17.9%
Total costs and expenses	16,334	9,443	6,891	73.0%

Operating profit	$4,910	$8,571	$(3,661)	-42.7%

Revenues

The increase in revenues was primarily related to increases of $4.2 million in the value of pre-need contracts written and $4.4 million in the value of pre-need contracts written, partially offset by decreases of $1.1 million in income from our trusts and $4.3 million in other income. Our investment results can vary from period to period based on a number of factors including realized income and the timing of the recognition of gains within the trusts. The decrease in other income was primarily related to one land sale that occurred during the first quarter of 2014.

Total costs and expenses

The net increase in costs and expenses was mostly attributable to the new properties and was primarily related to:

•	A $0.7 million increase in the cost of goods sold primarily attributable to sales from the acquired properties and changes in product mix.

•	A $2.6 million increase in cemetery expenses primarily due to increases of $2.1 million in labor costs, $0.3 million in repairs and maintenance expense, $0.1 million in utility and fuel costs and $0.1 million in real estate tax expense.

•	A $2.2 million increase in selling expenses attributable to a $1.8 million increase in commissions and personnel costs and a $0.4 million increase in advertising and marketing costs.

•	A $1.0 million increase in general and administrative expenses, primarily due to a $0.3 million increase in insurance costs, a $0.4 million increase in personnel costs and $0.1 million increase in professional fees, with the remaining increase in general office costs.

•	A $0.4 million increase in depreciation and amortization expense, $0.3 million of which was attributable to the amortization of the intangible assets relating to the lease and management agreements with the Archdiocese of Philadelphia.

Cemetery Operations – West

The table below compares the results of operations for our Cemetery Operations – West for the three months ended March 31, 2015 to the same period last year:

	Three months ended March 31,
	2015	2014	Change ($)	Change (%)
	(in thousands) (non-GAAP)
Total revenues	$19,695	$20,744	$(1,049)	-5.1%
Total costs and expenses	12,488	12,288	200	1.6%

Operating profit	$7,207	$8,456	$(1,249)	-14.8%

Revenues

The decrease in revenues was primarily related to a decrease of $2.1 million in income from our trusts, which was partially offset by increases of $0.8 million in the value of pre-need contracts written, $0.1 million in the value of at-need contracts written and $0.2 million in interest and other income. Our investment results can vary from period to period based on a number of factors including realized income and the timing of the recognition of gains within the trusts.

Total costs and expenses

The net increase in costs and expenses was primarily related to:

•	A $0.6 million decrease in the cost of goods sold primarily attributable to changes in product mix.

•	A $0.1 million decrease in cemetery expenses primarily related to a decrease in repair and maintenance costs.

•	A $0.9 million increase in selling expenses primarily related to commissions and personnel costs.

Funeral Homes Segment

In the second quarter of 2014, we acquired nine funeral homes and in the fourth quarter of 2014, we acquired two funeral homes. Therefore, the results of operations for these properties have no impact on the results for the three months ended March 31, 2014, but are included in the results for the three months ended March 31, 2015. The additions have contributed approximately $2.9 million of the revenues and $2.1 million of the costs and expenses of the segment for the three months ended March 31, 2015.

The table below compares the results of operations for our Funeral Homes segment for the three months ended March 31, 2015 to the same period last year:

	Three months ended March 31,
	2015	2014	Change ($)	Change (%)
	(in thousands) (non-GAAP)
Total revenues	$17,415	$13,254	$4,161	31.4%
Total costs and expenses	13,410	10,240	3,170	31.0%

Operating profit	$4,005	$3,014	$991	32.9%

Revenues

The increase in revenues was primarily attributable to increases of $1.7 million in the value of pre-need contracts written, $2.1 million in the value of at-need contracts written, $0.1 million in other income and $0.3 million in insurance-related revenues.

Total costs and expenses

The net increase in costs and expenses was primarily attributable to increases of $1.0 million in personnel costs, $0.8 million in merchandise costs, $0.3 million in facility related costs, $0.3 million in other service and supplies expense, and $0.4 million in expenses related to insurance sales, with the remaining increase in other general costs and depreciation.

Corporate Segment

The table below compares expenses incurred by the Corporate segment for the three months ended March 31, 2015 to the same period last year:

	Three months ended March 31,
	2015	2014	Change ($)	Change (%)
	(in thousands) (non-GAAP)
Selling, cemetery and general and administrative expenses	$200	$545	$(345)	100.0%
Depreciation and amortization	247	242	5	2.1%
Acquisition related costs, net of recoveries	349	349	—	0.0%

Corporate expenses
Corporate personnel expenses	3,711	3,243	468	14.4%
Other corporate expenses	5,023	4,213	810	19.2%

Total corporate overhead	8,734	7,456	1,278	17.1%

Total corporate expenses	$9,530	$8,592	$938	10.9%

The increase in corporate expenses was primarily driven by increases of $0.5 million in corporate personnel expenses, $0.2 million in both professional fees and information technology costs and $0.1 million in insurance costs, with the remaining increase in general corporate costs. These increases were partially offset by a $0.3 million decrease in selling expenses, primarily related to a reduction in compensation expense, with the remaining increase in general corporate costs.

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

Periodic consolidated revenues recorded in accordance with GAAP reflect the amount of total merchandise and services that were delivered during the period. Accordingly, period over period changes to revenues can be impacted by:

•	Changes in the value of contracts written and other revenues generated during a period that are delivered in their period of origination and are recognized as revenue and not deferred as of the end of their period of origination.

•	Changes in merchandise and services that are delivered during a period that had been originated during a prior period.

The table below analyzes results of operations and the changes therein for the three months ended March 31, 2015 as compared to the same period last year. The table is structured so that our readers can determine whether changes were based upon changes in the level of merchandise and services and other revenues generated during each period and/or changes in the timing of when merchandise and services were delivered. During 2014, we acquired 13 cemeteries and 11 funeral homes, and obtained the rights from the Archdiocese of Philadelphia to operate 13 cemetery properties. The results of operations for these properties have either less or no impact on the results for the three months ended March 31, 2014, but are included in the results for the three months ended March 31, 2015. These properties are contributing a significant portion of the increases to revenues and costs and expenses in the table below.

	Three months ended March 31, 2015			Three months ended March 31, 2014
	(in thousands)			(in thousands)
	Segment Results (non-GAAP)	GAAP Adjustments	GAAP Results	Segment Results (non-GAAP)	GAAP Adjustments	GAAP Results	Change in GAAP results ($)	Change in GAAP results (%)
Revenues

Pre-need cemetery revenues	$35,893	$(15,231)	$20,662	$29,976	$(9,268)	$20,708	$(46)	-0.2%
At-need cemetery revenues	25,976	(2,658)	23,318	19,848	(1,225)	18,623	4,695	25.2%
Investment income from trusts	11,985	(7,449)	4,536	15,628	(9,651)	5,977	(1,441)	-24.1%
Interest income	2,200	—	2,200	2,007	—	2,007	193	9.6%
Funeral home revenues	17,415	(2,155)	15,260	13,254	(1,507)	11,747	3,513	29.9%
Other cemetery revenues	1,061	380	1,441	5,026	299	5,325	(3,884)	-72.9%

Total revenues	94,530	(27,113)	67,417	85,739	(21,352)	64,387	3,030	4.7%

Costs and expenses

Cost of goods sold	9,737	(2,654)	7,083	9,247	(1,743)	7,504	(421)	-5.6%
Cemetery expense	16,265	—	16,265	13,329	—	13,329	2,936	22.0%
Selling expense	18,504	(4,594)	13,910	13,829	(2,640)	11,189	2,721	24.3%
General and administrative expense	9,329	—	9,329	7,645	—	7,645	1,684	22.0%
Corporate overhead	8,734	—	8,734	7,456	—	7,456	1,278	17.1%
Depreciation and amortization	2,952	—	2,952	2,368	—	2,368	584	24.7%
Funeral home expense	12,611	(461)	12,150	9,504	(218)	9,286	2,864	30.8%
Acquisition related costs, net of recoveries	349	—	349	349	—	349	—	0.0%

Total costs and expenses	78,481	(7,709)	70,772	63,727	(4,601)	59,126	11,646	19.7%

Operating profit (loss)	$16,049	$(19,404)	$(3,355)	$22,012	$(16,751)	$5,261	$(8,616)	-163.8%

Revenues

Pre-need cemetery revenues were $20.7 million for the three months ended March 31, 2015 and the same period last year. Comparing the two periods, there were offsetting $5.9 million increases in the value of cemetery contracts written and deferred revenue.

At-need cemetery revenues were $23.3 million for the three months ended March 31, 2015, an increase of $4.7 million, or 25.2%, as compared to $18.6 million during the same period last year. The increase was primarily caused by an increase of $6.1 million in the value of cemetery contracts written, partially offset by an increase of $1.4 million in deferred revenue.

Investment income from trusts was $4.5 million for the three months ended March 31, 2015, a decrease of $1.5 million, or 24.1%, as compared to $6.0 million during the same period last year. On a segment basis, we had a decrease of $3.6 million, which was offset by an adjustment of $2.1 million related to funds for which we have met the requirements that would allow us to recognize them as revenue. Our investment results can vary from period to period based on a number of factors including realized income and the timing of the recognition of gains within the trusts.

Interest income on accounts receivable was $2.2 million for the three months ended March 31, 2015, an increase of $0.2 million, or 9.6%, as compared to $2.0 million during the same period last year, primarily due to an increase in accounts receivable.

Funeral home revenues were $15.3 million for the three months ended March 31, 2015, an increase of $3.6 million, or 29.9%, as compared to $11.7 million during the same period last year. The increase was primarily caused by an aggregate increase of $4.2 million from an increase the value of contracts written and other revenues, which was partially offset by an increase of $0.6 million in deferred revenue.

Other cemetery revenues were $1.4 million during the three months ended March 31, 2015 as compared to $5.3 million in the same period last year. The decrease was primarily related to one land sale that occurred during the first quarter of 2014.

Costs and Expenses

The cost of goods sold was $7.1 million for the three months ended March 31, 2015, a decrease of $0.4 million, or 5.6%, as compared to $7.5 million during the same period last year. The ratio of cost of goods sold to pre-need and at-need cemetery revenues was 16.1% during the three months ended March 31, 2015 as compared to 19.1% during the same period last year. The change in the ratio primarily relates to changes in product mix and the inclusion of the cost of property sold as part of a land sale that is presented within “Other cemetery revenues” in results for the three months ended March 31, 2014.

Cemetery expenses were $16.3 million during the three months ended March 31, 2015, an increase of $3.0 million, or 22.0%, compared to $13.3 million during the same period last year. Within this category, there were increases of $2.5 million in personnel costs largely due to newly acquired properties, $0.3 million in repairs and maintenance expense and a net $0.2 million increase in other cemetery expenses. Cemetery expenses relate to the current costs of managing and maintaining our cemetery properties. These costs are expensed as incurred and are not deferred. Accordingly, from a margin standpoint, the most effective gauge of measuring cemetery expenses is as a ratio of segment level pre-need and at-need cemetery revenues. Changes in this ratio give an indication of our ability to manage and control our operating costs relative to our overall cemetery operations. An increase in the ratio indicates that expense increases related to the operation and maintenance of our cemetery properties exceeded increases in the value of contracts written, while a decrease in the ratio indicates that expense growth did not exceed increases in the value of contracts written. In the short-term, this ratio can be positively or negatively impacted by our acquisitions, including such factors as how long it takes us to fully implement our pre-need sales programs and whether there are any unanticipated costs. Over the long-term, we would expect this ratio to slightly decline as many of the expenses in this category are fixed in nature. The ratio of cemetery expenses to segment level pre-need and at-need cemetery revenues was 26.3% during the three months ended March 31, 2015 as compared to 26.8% during the same period last year.

Selling expenses were $13.9 million during the three months ended March 31, 2015, an increase of $2.7 million, or 24.3%, as compared to $11.2 million during the same period last year. The ratio of selling expenses to cemetery revenues was 31.6% during the three months ended March 31, 2015 as compared to 28.4% during the same period last year. This is largely due to segment based increases of $3.5 million in commissions and personnel costs, $0.8 million in advertising and marketing costs, $0.2 million in travel costs, and $0.2 million in other general selling costs, partially offset by a $2.0 million increase in deferred selling expenses. The ratio gives some indication of how effectively the money we invest in selling efforts is translating into sales. However, the majority of our selling expenses are directly related to sales commissions and bonuses, which would be directly related to changes in the value of pre-need and at-need contracts written. As a result, we would expect this ratio to follow relatively consistent trends over the long-term.

General and administrative expenses were $9.3 million during the three months ended March 31, 2015, an increase of $1.7 million, or 22.0%, as compared to $7.6 million during the same period last year. The increase was due to increases of $0.7 million in both personnel costs and insurance costs and $0.2 million in professional fees, with the remaining increase in other general office costs. General and administrative expenses are expensed as incurred and are not deferred. Accordingly, from a margin standpoint, the most effective gauge of measuring general and administrative expenses is as a ratio of segment level pre-need and at-need cemetery revenues. Changes in this ratio give an indication of our ability to manage and control our general and administrative costs relative to our overall cemetery operations. An increase in the ratio indicates that general and administrative percentage expense increases related to our cemetery properties exceeded percent increases in the value of contracts written, while a decrease in the ratio indicates that expense growth on a percentage basis did not exceed percentage increases in the value of contracts written. In the short-term, this ratio can be positively or negatively impacted by our acquisitions, including such factors as how long it takes us to fully implement our pre-need sales programs and whether there are any unanticipated costs. Over the long-term, we would expect this ratio to decrease slightly as many of the expenses in this category are fixed in nature. The ratio of general and administrative expenses to segment level pre-need and at-need cemetery revenues was 15.1% during the three months ended March 31, 2015 as compared to 15.3% during the same period last year.

Total corporate overhead was $8.7 million for the three months ended March 31, 2015, an increase of $1.2 million, or 17.1% compared to $7.5 million during the same period last year. The increase was primarily driven by increases of $0.5 million in corporate personnel expenses, $0.2 million in both professional fees and information technology costs and $0.1 million in insurance costs, with the remaining increase in general corporate costs.

Depreciation and amortization was $3.0 million for the three months ended March 31, 2015, an increase of $0.6 million, or 24.7%, as compared to $2.4 million during the same period last year. The majority of the increase was attributable to acquired properties and amortization of the intangible assets relating to the lease and management agreements entered into in 2014.

Funeral home expenses were $12.2 million for the three months ended March 31, 2015, an increase of $2.9 million, or 30.8%, as compared to $9.3 million during the same period last year. The increase was primarily attributable to segment based increases of $1.0 million in personnel costs, $0.8 million in merchandise costs, $0.3 million in facility related costs, $0.3 million in other service and supplies expense, $0.4 million in expenses related to insurance sales, partially offset by a $0.2 million increase in deferred funeral home expenses, with the remaining increase in other general costs.

Acquisition related costs were $0.3 million for the three months ended March 31, 2015 and the same period last year. These costs may vary from period to period depending on the amount of acquisition activity that takes place.

Non-segment Allocated Results

Certain statement of operations amounts are not allocated to segment operations. These amounts are those line items that can be found on our unaudited condensed consolidated statement of operations below operating profit and above net income (loss).

The table below summarizes these items and the changes between the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014	Change ($)	Change (%)
	(in thousands)
Gain on acquisition	$—	$412	$(412)	-100.0%
Interest expense	5,463	5,574	(111)	-2.0%
Income tax expense (benefit)	$65	$(310)	$375	-121.0%

The gain on acquisition recorded during the three months ended March 31, 2014 relates to our first quarter 2014 acquisition. Refer to Note 13 of our unaudited condensed consolidated financial statements in Item 1 of this Form 10-Q for a more detailed discussion.

Interest expense was relatively consistent period over period. There was a decrease in interest expense on amounts outstanding under the credit facility, primarily due to a reduction in interest rates. This decrease was partially offset by an increase in discount accretion expense, primarily relating to the obligation for the lease and management agreements entered into in 2014 with the Archdiocese of Philadelphia. Average amounts outstanding under the credit facility were $125.0 million and $100.6 million during the three months ended March 31, 2015 and 2014, respectively.

We had an income tax expense of $0.1 million for the three months ended March 31, 2015, as compared to an income tax benefit of $0.3 million during the same period last year. Our effective tax rate differs from our statutory tax rate primarily because our legal entity structure includes different tax filing entities, including a significant number of partnerships that are not subject to paying tax.

Supplemental Data

The following table presents supplemental operating data for the periods presented:

	Three months ended March 31, 2015	Three months ended March 31, 2014
Operating Data:
Interments performed	14,612	11,313
Cemetery revenues per interment performed	$3,569	$4,653

Interment rights sold (1):
Lots	7,050	5,277
Mausoleum crypts (including pre-construction)	618	564
Niches	369	261

Net interment rights sold (1)	8,037	6,102

Number of contracts written	29,481	23,831
Aggregate contract amount, in thousands (excluding interest)	$78,304	$63,672
Average amount per contract (excluding interest)	$2,656	$2,672

Number of pre-need contracts written	13,701	11,928
Aggregate pre-need contract amount, in thousands (excluding interest)	$50,028	$41,762
Average amount per pre-need contract (excluding interest)	$3,651	$3,501

Number of at-need contracts written	15,780	11,903
Aggregate at-need contract amount, in thousands (excluding interest)	$28,276	$21,910
Average amount per at-need contract (excluding interest)	$1,792	$1,841

(1)	Net of cancellations. Sales of double-depth burial lots are counted as two sales.

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

Long-term Debt

7.875% Senior Notes due 2021

On May 28, 2013, we issued $175.0 million aggregate principal amount of 7.875% Senior Notes due 2021 (the “Senior Notes”). We pay 7.875% interest per annum on the principal amount of the Senior Notes, payable in cash semi-annually in arrears on June 1 and December 1 of each year, since December 1, 2013. The net proceeds from the offering were used to retire our previously outstanding $150.0 million aggregate principal amount of 10.25% Senior Notes due 2017 and the remaining proceeds were used for general corporate purposes. The Senior Notes were issued at 97.832% of par resulting in gross proceeds of $171.2 million with an original issue discount of approximately $3.8 million. We incurred debt issuance costs and fees of approximately $4.6 million. These costs and fees are deferred and are amortized over the life of the Senior Notes. As of March 31, 2015, we were in compliance with all applicable covenants of the Senior Notes.

Credit Facility

On December 19, 2014, we entered into the Fourth Amended and Restated Credit Agreement (the “Credit Agreement”).

The Credit Agreement provides for a single revolving credit facility of $180.0 million (the “Credit Facility”) maturing on December 19, 2019. Additionally the Credit Agreement provides for an uncommitted ability to increase the Credit Facility by an additional $70.0 million. The summary of the material terms of the Credit Agreement is set forth below. Capitalized terms, which are not defined in the following description, shall have the meaning assigned to such terms in the Credit Agreement.

At March 31, 2015, amounts outstanding under the Credit Facility bore interest at rates of approximately 3.5%. The interest rates on the Credit Facility are calculated as follows:

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

In addition, the Borrowers must pay a Letter of Credit Fee for each Letter of Credit equal to the Applicable Rate for Letter of Credit Fees times the daily amount to be drawn under such Letter of Credit. The Applicable Rate is determined based on our Consolidated Leverage Ratio, and ranges from 2.25% to 4.00% for Eurodollar Rate Loans and Letter of Credit Fees, and 1.25% to 3.00% for Base Rate Loans. The current Applicable Rate for each of: (i) Eurodollar Rate Loans and Letter of Credit Fees is 3.75% and (ii) Base Rate Loans is 2.75% based on the current Consolidated Leverage Ratio. The Credit Agreement also requires the Borrowers to pay a quarterly unused commitment fee, which is calculated based on the amount by which the commitments under the Credit Agreement exceed the usage of such commitments.

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

As of March 31, 2015, we were in compliance with all applicable financial covenants.

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

Amounts outstanding under our Credit Facility fluctuated during the three months ended March 31, 2015 and 2014. At the beginning of 2014, we had $114.0 million outstanding on our Credit Facility. During the first quarter of 2014, we reduced our borrowings on the Credit Facility by $36.6 million as we had borrowed $17.0 million prior to February 27, 2014 and then we used the net proceeds from our February 27, 2014 follow-on public offering and other available cash to repay $53.6 million of amounts outstanding on our Credit Facility, resulting in outstanding borrowings of $77.4 million at March 31, 2014. At the beginning of 2015, we had $110.9 million outstanding on our Credit Facility. During the first quarter of 2015, we increased our borrowings on the Credit Facility by a net $12.0 million resulting in outstanding borrowings of $122.9 million on our Credit Facility at March 31, 2015. The average amounts borrowed under our Credit Facility were $125.0 million and $100.6 million for the three months ended March 31, 2015 and 2014, respectively.

For a more detailed description of our long-term debt agreements, see our 2014 Form 10-K.

Cash Flow from Operating Activities

Net cash flows provided by operating activities were $5.9 million during the three months ended March 31, 2015, compared to net cash flows used in operating activities of $2.9 million during the same period last year. The key factors contributing to the net increase in cash flows were the decreased amount of cash we used to settle accounts payable and accrued liabilities and a decrease in inflows into our trusts. These increases in cash flow were partially offset by an increase in accounts receivable and less cash generated from normal revenue producing activities during the first quarter of 2015 compared to the same period in 2014.

Cash Flow from Investing Activities

Net cash used in investing activities was $2.8 million during the three months ended March 31, 2015 as compared to $2.3 million during the same period last year. Cash flows used for investing activities during the three months ended March 31, 2015 were for capital expenditures, while cash flows used for investing activities during the three months ended March 31, 2014 were $0.2 million for the acquisition of one cemetery and $2.1 million for capital expenditures.

Cash Flow from Financing Activities

Net cash flows used in financing activities were $7.0 million during the three months ended March 31, 2015 as compared to net cash provided of $1.3 million during the same period last year. Cash flows used in financing activities for the three months ended March 31, 2015 consisted of cash distributions to unit holders of $17.9 million, partially offset by approximately $10.9 million of net borrowings from our long-term debt. Cash flows provided by financing activities for the three months ended March 31, 2014 consisted of $53.2 million of proceeds from our follow-on public offering, partially offset by net repayments of long-term debt of $38.5 million, and cash distributions to unit holders of $13.4 million.

Capital Expenditures

The following table summarizes total maintenance capital expenditures and expansion capital expenditures, including expenditures for acquisitions described in Note 13 of our unaudited condensed consolidated financial statements in Item 1 of Part I of this Form 10-Q and the construction of mausoleums for the periods presented:

	Three months ended March 31,
	2015	2014
	(in thousands)
Maintenance capital expenditures	$1,314	$1,330
Expansion capital expenditures	1,501	948

Total capital expenditures	$2,815	$2,278

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

Interest-Bearing Investments

Our fixed-income securities subject to market risk consist primarily of investments in our merchandise trusts and perpetual care trusts. As of March 31, 2015, the fair value of fixed-income securities in our merchandise trusts represented 4.0% of the fair value of total trust assets while the fair value of fixed-income securities in our perpetual care trusts represented 7.2% of the fair value of total trust assets. The aggregate quoted fair value of these fixed-income securities was $19.5 million and $24.7 million in merchandise trusts and perpetual care trusts, respectively, as of March 31, 2015. Each 1% change in interest rates on these fixed-income securities would result in changes of approximately $195,000 and $247,000 in the fair market value of the assets in our merchandise trusts and perpetual care trusts, respectively, based on discounted expected future cash flows. If these securities are held to maturity, no change in fair market value will be realized.

Our money market and other short-term investments subject to market risk consist primarily of investments in our merchandise trusts and perpetual care trusts. As of March 31, 2015, the fair value of money market and short-term investments in our merchandise trusts represented 6.5% of the fair value of total trust assets while the fair value of money market and short-term investments in our perpetual care trusts represented 8.7% of the fair value of total trust assets. The aggregate quoted fair value of these money market and short-term investments was $31.6 million and $30.0 million in the merchandise trusts and perpetual care trusts, respectively, as of March 31, 2015. Each 1% change in interest rates on these money market and short-term investments would result in changes of approximately $316,000 and $300,000 in the fair market value of the assets in our merchandise trusts and perpetual care trusts, respectively, based on discounted expected future cash flows.

Marketable Equity Securities

Our marketable equity securities subject to market risk consist primarily of investments held in our merchandise trusts and perpetual care trusts. These assets consist of investments in both individual equity securities as well as closed and open ended mutual funds. As of March 31, 2015, the fair value of marketable equity securities in our merchandise trusts represented 11.1% of the fair value of total trust assets while the fair value of marketable equity securities in our perpetual care trusts represented 0.8% of total trust assets. The aggregate quoted fair market value of these marketable equity securities was $54.1 million and $2.6 million in our merchandise trusts and perpetual care trusts, respectively, as of March 31, 2015, based on final quoted sales prices. Each 10% change in the average market prices of the equity securities would result in a change of approximately $5.4 million and $0.3 million in the fair market value of securities held in the merchandise trusts and perpetual care trusts, respectively. As of March 31, 2015, the fair value of marketable closed and open ended mutual funds in our merchandise trusts represented 75.7% of the fair value of total trust assets, 48.9% of which pertained to fixed-income mutual funds. As of March 31, 2015, the fair value of closed and open ended mutual funds in our perpetual care trusts represented 83.4% of total trust assets, 57.4% of which pertained to fixed-income mutual funds. The aggregate quoted fair market value of these closed and open ended mutual funds was $369.3 million and $287.8 million, respectively, in the merchandise trusts and perpetual care trusts as of March 31, 2015, based on final quoted sales prices, of which $238.7 million and $198.1 million, respectively, pertained to fixed-income mutual funds. Each 10% change in the average market prices of the closed and open ended mutual funds would result in a change of approximately $36.9 million and $28.8 million in the fair market value of securities held in our merchandise trusts and perpetual care trusts, respectively.

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

We recognize the challenges we face in achieving our investment objectives in light of the uncertainties and complexities of contemporary investment markets. Furthermore, we recognize that in order to achieve the stated long-term objectives we may have short-term declines in market value. Given the need to maintain consistent values in the portfolio, we have attempted to develop a strategy, which is likely to maximize returns and earnings without experiencing overall declines in value in excess of 3% over any 12-month period. However, we are considering alternative strategies in light of current market conditions.

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

Debt Instruments

Our Credit Facility bears interest at a floating rate, based on LIBOR, which is adjusted quarterly. This subjects us to increases in interest expense resulting from movements in interest rates. As of March 31, 2015, we had $122.9 million of borrowings outstanding under our Credit Facility. After these borrowings, our total available borrowing capacity under the Credit Facility is $57.1 million. The revolving credit facility provides for both acquisition draws, which are used primarily to finance acquisitions, acquisition related costs and mausoleum construction costs, and working capital draws, which are used to finance all other corporate costs. As of March 31, 2015, we had approximately $97.9 million of working capital draws, which are limited to a borrowing formula of 85% of eligible account receivables. This limit was $133.0 million at March 31, 2015. The amounts outstanding under the Credit Facility bore interest at rates of approximately 3.5% at March 31, 2015.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in “Part I, Item 1A. Risk Factors” in our 2014 Form 10-K and other reports that we file with the SEC, which could materially affect our business, financial condition or future results.

The risks described in the 2014 Form 10-K and other reports that we file with the SEC are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including the risks faced by us described in our 2014 Form 10-K and other reports that we file with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

10.1	Form of Indemnification Agreement by and between StoneMor GP LLC and Leo J. Pound and Jonathan Contos, dated February 26, 2015.

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors.

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of Timothy K. Yost, Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith).

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Timothy K. Yost, Chief Financial Officer (furnished herewith).

101	Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of March 31, 2015, and December 31, 2014; (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014; (iii) Unaudited Condensed Consolidated Statement of Partners’ Capital (Deficit); (iv) Unaudited Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2015 and 2014; and (v) Notes to the Unaudited Condensed Consolidated Financial Statements. Users of this data are advised that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of StoneMor Partners L.P.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STONEMOR PARTNERS L.P.
By: StoneMor GP LLC
its general partner

May 8, 2015	/s/ Lawrence Miller
Lawrence Miller
Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

May 8, 2015	/s/ Timothy K. Yost
Timothy K. Yost
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

10.1	Form of Indemnification Agreement by and between StoneMor GP LLC and Leo J. Pound and Jonathan Contos, dated February 26, 2015.

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors.

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of Timothy K. Yost, Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith).

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Timothy K. Yost, Chief Financial Officer (furnished herewith).

101	Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of March 31, 2015, and December 31, 2014; (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014; (iii) Unaudited Condensed Consolidated Statement of Partners’ Capital (Deficit); (iv) Unaudited Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2015 and 2014; and (v) Notes to the Unaudited Condensed Consolidated Financial Statements. Users of this data are advised that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of StoneMor Partners L.P.