Form 10-Q
period 2015-06-30
STONEMOR PARTNERS LP
filed 2015-08-10
CIK 1286131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

The number of the registrant’s outstanding common units at July 31, 2015 was 31,728,802.

Index – Form 10-Q

Part I – Financial Information

Item 1.	Financial Statements

StoneMor Partners L.P.

Condensed Consolidated Balance Sheet

(in thousands)

(unaudited)

	June 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$13,403	$10,401
Accounts receivable, net of allowance	67,761	62,503
Prepaid expenses	6,247	4,708
Other current assets	31,696	24,266

Total current assets	119,107	101,878

Long-term accounts receivable, net of allowance	93,747	89,536
Cemetery property	339,596	339,848
Property and equipment, net of accumulated depreciation	99,245	100,391
Merchandise trusts, restricted, at fair value	478,927	484,820
Perpetual care trusts, restricted, at fair value	332,110	345,105
Deferred financing costs, net of accumulated amortization	8,291	9,089
Deferred selling and obtaining costs	105,278	97,795
Deferred tax assets	42	40
Goodwill	58,836	58,836
Intangible assets	67,891	68,990
Other assets	3,300	3,136

Total assets	$1,706,370	$1,699,464

Liabilities and partners’ capital
Current liabilities:
Accounts payable and accrued liabilities	$40,711	$35,382
Accrued interest	1,356	1,219
Current portion, long-term debt	4,552	2,251

Total current liabilities	46,619	38,852

Other long-term liabilities	1,185	1,292
Obligation for lease and management agreements, net	9,123	8,767
Long-term debt	326,206	285,378
Deferred cemetery revenues, net	661,282	643,408
Deferred tax liabilities	17,665	17,708
Merchandise liability	152,899	150,192
Perpetual care trust corpus	332,110	345,105

Total liabilities	1,547,089	1,490,702

Commitments and contingencies
Partners’ capital (deficit)
General partner deficit	(7,336)	(5,113)
Common partners, 29,313 and 29,204 units outstanding as of June 30, 2015 and December 31, 2014, respectively	166,617	213,875

Total partners’ capital	159,281	208,762

Total liabilities and partners’ capital	$1,706,370	$1,699,464

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statement of Operations

(in thousands, except per unit data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues:
Cemetery
Merchandise	$36,042	$34,572	$62,979	$60,640
Services	14,591	12,492	28,501	22,789
Investment and other	16,698	12,991	28,008	29,266
Funeral home
Merchandise	6,250	4,966	13,325	10,018
Services	7,244	6,512	15,429	13,207

Total revenues	80,825	71,533	148,242	135,920

Costs and expenses:
Cost of goods sold (exclusive of depreciation shown separately below):
Perpetual care	2,067	1,821	3,734	3,212
Merchandise	7,740	6,829	13,156	12,942
Cemetery expense	19,279	16,141	35,544	29,470
Selling expense	15,769	14,861	29,679	26,050
General and administrative expense	9,192	8,880	18,521	16,525
Corporate overhead (including $275 and $266 in unit-based compensation for the three months ended June 30, 2015 and 2014, and $547 and $537 for the six months ended June 30, 2015 and 2014, respectively)	10,093	6,546	18,827	14,002
Depreciation and amortization	2,944	2,513	5,896	4,881
Funeral home expense
Merchandise	2,066	1,604	4,442	3,250
Services	5,703	4,714	11,296	9,501
Other	4,380	3,118	8,561	5,971
Acquisition related costs, net of recoveries	336	1,240	685	1,589

Total cost and expenses	79,569	68,267	150,341	127,393

Operating profit (loss)	1,256	3,266	(2,099)	8,527

Gain on acquisition	—	—	—	412
Gain on settlement agreement, net	—	888	—	888
Interest expense	5,770	5,148	11,233	10,722

Net income (loss) before income taxes	(4,514)	(994)	(13,332)	(895)

Income tax expense (benefit)	334	(876)	399	(1,186)

Net income (loss)	$(4,848)	$(118)	$(13,731)	$291

General partner’s interest in net income (loss) for the period	$(65)	$(9)	$(185)	$(5)
Limited partners’ interest in net income (loss) for the period	$(4,783)	$(109)	$(13,546)	$296

Net income (loss) per limited partner unit (basic and diluted)	$(.16)	$—	$(.46)	$.01

Weighted average number of limited partners’ units outstanding - basic	29,286	25,552	29,258	24,031
Weighted average number of limited partners’ units outstanding - diluted	29,286	25,552	29,258	24,312
Distributions declared per unit	$.640	$.600	$1.270	$1.200

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statement of

Partners’ Capital (Deficit)

(in thousands)

(unaudited)

	Partners’ Capital (Deficit)
	Common Unit Holders	General Partner	Total
Balance, December 31, 2014	$213,875	$(5,113)	$208,762

Issuance of common units	2,865	—	2,865
Compensation related to unit awards	547	—	547
Net loss	(13,546)	(185)	(13,731)
Cash distributions	(34,259)	(2,038)	(36,297)
Unit distributions	(2,865)	—	(2,865)

Balance, June 30, 2015	$166,617	$(7,336)	$159,281

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statement of Cash Flows

(in thousands)

(unaudited)

	For the six months ended June 30,
	2015	2014
Operating activities:
Net income (loss)	$(13,731)	$291
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cost of lots sold	4,917	5,656
Depreciation and amortization	5,896	4,881
Unit-based compensation	547	537
Accretion of debt discounts	1,467	1,297
Gain on acquisition	—	(412)
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(11,786)	(10,023)
Allowance for doubtful accounts	2,317	2,891
Merchandise trust fund	(23,478)	(16,292)
Prepaid expenses	(1,539)	(2,576)
Other current assets	(7,430)	(2,301)
Other assets	(193)	(1,129)
Accounts payable and accrued and other liabilities	5,356	525
Deferred selling and obtaining costs	(7,483)	(5,374)
Deferred cemetery revenue	45,307	32,204
Deferred taxes (net)	(44)	(1,672)
Merchandise liability	3,852	(1,752)

Net cash provided by operating activities	3,975	6,751

Investing activities:
Cash paid for cemetery property	(3,871)	(2,914)
Purchase of subsidiaries	—	(54,000)
Consideration for lease and management agreements	—	(53,000)
Cash paid for property and equipment	(3,379)	(4,104)

Net cash used in investing activities	(7,250)	(114,018)

Financing activities:
Cash distributions	(36,297)	(28,225)
Additional borrowings on long-term debt	56,823	39,872
Repayments of long-term debt	(14,215)	(75,149)
Proceeds from public offerings	—	120,451
Proceeds from issuance of common units	—	53,430
Cost of financing activities	(34)	—

Net cash provided by financing activities	6,277	110,379

Net increase in cash and cash equivalents	3,002	3,112
Cash and cash equivalents - Beginning of period	10,401	12,175

Cash and cash equivalents - End of period	$13,403	$15,287

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$9,551	$9,395
Cash paid during the period for income taxes	$3,516	$3,152
Non-cash investing and financing activities:
Acquisition of assets by financing	$242	$50
Acquisition of asset by assumption of directly related liability	$—	$8,368

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

1.	NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

StoneMor Partners L.P. (“StoneMor”, the “Company” or the “Partnership”) is a provider of funeral and cemetery products and services in the death care industry in the United States. Through its subsidiaries, StoneMor offers a complete range of funeral merchandise and services, along with cemetery property, merchandise and services, both at the time of need and on a pre-need basis. As of June 30, 2015, the Partnership operated 303 cemeteries in 27 states and Puerto Rico, of which 272 are owned and 31 are operated under lease, management or operating agreements. The Partnership also owned and operated 98 funeral homes in 19 states and Puerto Rico.

Basis of Presentation

The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All interim financial data is unaudited. However, in the opinion of management, the interim financial data as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014 includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for a full year. The December 31, 2014 condensed consolidated balance sheet data was derived from audited financial statements included in the Company’s 2014 Annual Report on Form 10-K (“2014 Form 10-K”), but does not include all disclosures required by GAAP, which are presented in the Company’s 2014 Form 10-K.

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

New Accounting Pronouncements

In the second quarter of 2014, the Financial Accounting Standards Board issued Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which supersedes the revenue recognition requirements in “Topic 605 - Revenue Recognition” and most industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is not permitted. On April 29, 2015, the Financial Accounting Standards Board issued for public comment a proposed update that would defer the effective date of ASU 2014-09 by one year. The Company is currently in the process of evaluating the potential impact of this update on its financial statements.

In the first quarter of 2015, the Financial Accounting Standards Board issued Update No. 2015-02, “Consolidation (Topic 810)” (“ASU 2015-02”), which amends previous consolidation analysis guidance. ASU 2015-02 requires companies to consider revised consolidation criteria regarding limited partnerships and similar legal entities. The amendments are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early application is permitted. The Company has evaluated the impact of this update, concluding that it will not have an impact on the Company’s financial position, results of operations, or cash flows.

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

2.	LONG-TERM ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

Long-term accounts receivable, net, consists of the following:

	As of
	June 30, 2015	December 31, 2014
	(in thousands)
Customer receivables	$207,685	$194,537
Unearned finance income	(21,103)	(20,360)
Allowance for contract cancellations	(25,074)	(22,138)

	161,508	152,039
Less: current portion, net of allowance	67,761	62,503

Long-term portion, net of allowance	$93,747	$89,536

Activity in the allowance for contract cancellations is as follows:

	For the six months ended June 30,
	2015	2014
	(in thousands)
Balance - Beginning of period	$22,138	$20,275
Provision for cancellations	13,200	11,128
Charge-offs - net	(10,264)	(7,706)

Balance - End of period	$25,074	$23,697

There have been no changes to the Company’s long-term accounts receivable accounting policies since the filing of the Company’s 2014 Form 10-K.

3.	CEMETERY PROPERTY

Cemetery property consists of the following:

	As of
	June 30, 2015	December 31, 2014
	(in thousands)
Developed land	$79,407	$79,058
Undeveloped land	171,446	172,238
Mausoleum crypts and lawn crypts	78,715	78,524
Other land	10,028	10,028

Total	$339,596	$339,848

4.	PROPERTY AND EQUIPMENT

Major classes of property and equipment follow:

	As of
	June 30, 2015	December 31, 2014
	(in thousands)
Building and improvements	$110,283	$108,178
Furniture and equipment	50,330	49,290

	160,613	157,468
Less: accumulated depreciation	(61,368)	(57,077)

Property and equipment - net	$99,245	$100,391

Depreciation expense was $2.4 million and $4.8 million for the three and six months ended June 30, 2015, respectively, as compared to $2.0 million and $4.0 million during the same periods last year.

5.	MERCHANDISE TRUSTS

At June 30, 2015, the Company’s merchandise trusts consisted of the following types of assets:

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

The Company has included $8.2 million and $8.3 million of investments held in trust by the West Virginia Funeral Directors Association at June 30, 2015 and December 31, 2014, respectively, in its merchandise trust assets. As required by law, the Company deposits a portion of certain funeral merchandise sales in West Virginia into a trust that is held by the West Virginia Funeral Directors Association. These trusts are recorded at their account value, which approximates their fair value.

The cost and market value associated with the assets held in the merchandise trusts at June 30, 2015 and December 31, 2014 were as follows:

As of June 30, 2015	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Short-term investments	$18,782	$—	$—	$18,782
Fixed maturities:
U.S. State and local government agency	85	13	—	98
Corporate debt securities	12,697	4	(381)	12,320
Other debt securities	7,033	—	(18)	7,015

Total fixed maturities	19,815	17	(399)	19,433

Mutual funds - debt securities	256,287	873	(16,100)	241,060
Mutual funds - equity securities	142,481	37	(9,743)	132,775

Equity securities	59,550	926	(6,772)	53,704
Other invested assets	5,306	—	(329)	4,977

Total managed investments	$502,221	$1,853	$(33,343)	$470,731

West Virginia Trust Receivable	8,196	—	—	8,196

Total	$510,417	$1,853	$(33,343)	$478,927

As of December 31, 2014	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Short-term investments	$52,521	$—	$—	$52,521
Fixed maturities:
U.S. State and local government agency	270	—	(1)	269
Corporate debt securities	9,400	23	(447)	8,976
Other debt securities	7,157	—	(18)	7,139

Total fixed maturities	16,827	23	(466)	16,384

Mutual funds - debt securities	150,477	869	(8,666)	142,680
Mutual funds - equity securities	167,353	12,568	(463)	179,458

Equity securities	81,639	4,167	(5,507)	80,299
Other invested assets	5,400	—	(241)	5,159

Total managed investments	$474,217	$17,627	$(15,343)	$476,501

West Virginia Trust Receivable	8,319	—	—	8,319

Total	$482,536	$17,627	$(15,343)	$484,820

The contractual maturities of debt securities as of June 30, 2015 are presented below:

As of June 30, 2015	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
	(in thousands)
U.S. State and local government agency	$—	$30	$66	$2
Corporate debt securities	—	8,986	3,334	—
Other debt securities	—	7,015	—	—

Total fixed maturities	$—	$16,031	$3,400	$2

Temporary Declines in Fair Value

The Company evaluates declines in fair value below cost of each individual asset held in the merchandise trusts on a quarterly basis.

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at June 30, 2015 and December 31, 2014 is presented below:

	Less than 12 months		12 Months or more		Total		Number of Securities in Loss Position
As of June 30, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands, except number of securities data)
Fixed maturities:
Corporate debt securities	$6,824	$144	$4,437	$237	$11,261	$381	61
Other debt securities	—	—	5,786	18	5,786	18	10

Total fixed maturities	6,824	144	10,223	255	17,047	399	71

Mutual funds - debt securities	32,615	1,414	205,405	14,686	238,020	16,100	42
Mutual funds - equity securities	117,450	9,293	14,682	450	132,132	9,743	8
Equity securities	35,820	5,206	9,654	1,566	45,474	6,772	78
Other invested assets	—	—	4,878	329	4,878	329	1

Total	$192,709	$16,057	$244,842	$17,286	$437,551	$33,343	200

	Less than 12 months		12 Months or more		Total		Number of Securities in Loss Position
As of December 31, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands, except number of securities data)
Fixed maturities:
U.S. State and local government agency	$143	$1	$—	$—	$143	$1	3
Corporate debt securities	5,905	342	1,506	105	7,411	447	58
Other debt securities	2,370	8	4,769	10	7,139	18	13

Total fixed maturities	8,418	351	6,275	115	14,693	466	74

Mutual funds - debt securities	32,072	1,039	95,629	7,627	127,701	8,666	34
Mutual funds - equity securities	4,147	463	—	—	4,147	463	2
Equity securities	44,563	4,641	3,909	866	48,472	5,507	60
Other invested assets	—	—	4,881	241	4,881	241	1

Total	$89,200	$6,494	$110,694	$8,849	$199,894	$15,343	171

There were 200 and 171 securities in an unrealized loss position in merchandise trusts as of June 30, 2015 and December 31, 2014, respectively, of which 67 and 39, respectively, were in an unrealized loss position for more than twelve months. For all securities in an unrealized loss position, the Company evaluated the severity of the impairment, the length of time that a security has been in a loss position, the security’s performance relative to the overall performance for the sector in which the security resides, and has concluded the decline in fair value below the asset’s cost was temporary in nature. In addition, the Company is not aware of any circumstances that would prevent the future market value recovery for these securities.

Other-Than-Temporary Impairment of Trust Assets

During the three months ended June 30, 2015, the Company determined that there were no other than temporary impairments to the investment portfolio in the merchandise trusts. During the six months ended June 30, 2015, the Company determined that there were two securities with an aggregate cost basis of approximately $0.6 million and an aggregate fair value of approximately $0.4 million, resulting in an impairment of $0.2 million, wherein such impairment was considered to be other-than-temporary. During the three and six months ended June 30, 2014, the Company determined that there were two securities with an aggregate cost basis of approximately $0.2 million and an aggregate fair value of approximately $0.1 million, resulting in an impairment of $0.1 million, wherein such impairment was considered to be other-than-temporary. Accordingly, the Company adjusted the cost basis of these assets to their current value and offset this change against deferred revenue. This reduction in deferred revenue will be reflected in earnings in future periods as the underlying merchandise is delivered or the underlying service is performed.

A reconciliation of the Company’s merchandise trust activities for the six months ended June 30, 2015 is presented below:

Fair Value at 12/31/2014	Contributions	Distributions	Interest/ Dividends	Capital Gain Distributions	Realized Gain/ Loss (1)	Taxes	Fees	Unrealized Change in Fair Value	Fair Value at 6/30/2015
(in thousands)
$484,820	31,667	(21,231)	8,391	(741)	14,453	(3,026)	(1,632)	(33,774)	$478,927

(1)	Includes $4.2 million representing the net effect of other-than-temporary impairment charges and the release of previously realized impairment charges, as a result of sales and maturities of impaired securities.

The Company made net contributions into the trusts of approximately $10.4 million during the six months ended June 30, 2015. During the six months ended June 30, 2015, purchases and sales of securities available for sale included in trust investments were approximately $468.8 million and $456.2 million, respectively.

6.	PERPETUAL CARE TRUSTS

At June 30, 2015, the Company’s perpetual care trusts consisted of the following types of assets:

•	Money market funds that invest in low risk short term securities;

•	Publicly traded mutual funds that invest in underlying debt securities;

•	Publicly traded mutual funds that invest in underlying equity securities;

•	Equity investments that are currently paying dividends or distributions. These investments include Master Limited Partnerships and global equity securities;

•	Fixed maturity debt securities issued by various corporate entities;

•	Fixed maturity debt securities issued by the U.S. Government and U.S. Government agencies; and

•	Fixed maturity debt securities issued by U.S. states and local government agencies.

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

The cost and market value associated with the assets held in the perpetual care trusts at June 30, 2015 and December 31, 2014 were as follows:

As of June 30, 2015	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Short-term investments	$13,122	$—	$—	$13,122
Fixed maturities:
U.S. Government and federal agency	101	14	—	115
U.S. State and local government agency	27	—	—	27
Corporate debt securities	24,130	153	(638)	23,645
Other debt securities	371	—	—	371

Total fixed maturities	24,629	167	(638)	24,158

Mutual funds - debt securities	217,589	3,065	(10,213)	210,441
Mutual funds - equity securities	78,559	3,663	(236)	81,986

Equity securities	1,957	472	(26)	2,403

Total	$335,856	$7,367	$(11,113)	$332,110

As of December 31, 2014	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Short-term investments	$26,644	$—	$—	$26,644
Fixed maturities:
U.S. Government and federal agency	100	16	—	116
U.S. State and local government agency	78	1	—	79
Corporate debt securities	24,275	104	(913)	23,466
Other debt securities	371	—	—	371

Total fixed maturities	24,824	121	(913)	24,032

Mutual funds - debt securities	128,735	379	(5,220)	123,894
Mutual funds - equity securities	103,701	23,003	(1,268)	125,436

Equity securities	30,617	14,704	(247)	45,074
Other invested assets	25	—	—	25

Total	$314,546	$38,207	$(7,648)	$345,105

The contractual maturities of debt securities as of June 30, 2015 were as follows:

As of June 30, 2015	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
	(in thousands)
U.S. Government and federal agency	$—	$115	$—	$—
U.S. State and local government agency	27	—	—	—
Corporate debt securities	262	17,204	6,160	19
Other debt securities	371	—	—	—

Total fixed maturities	$660	$17,319	$6,160	$19

Temporary Declines in Fair Value

The Company evaluates declines in fair value below cost of each individual asset held in the perpetual care trusts on a quarterly basis.

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at June 30, 2015 and December 31, 2014 is presented below:

	Less than 12 months		12 Months or more		Total		Number of Securities in Loss Position
As of June 30, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands, except number of securities data)
Fixed maturities:
Corporate debt securities	$10,190	$274	$6,033	$364	$16,223	$638	64

Total fixed maturities	10,190	274	6,033	364	16,223	638	64

Mutual funds - debt securities	77,446	1,967	126,253	8,246	203,699	10,213	35
Mutual funds - equity securities	11,136	236	—	—	11,136	236	2
Equity securities	203	17	819	9	1,022	26	7

Total	$98,975	$2,494	$133,105	$8,619	$232,080	$11,113	108

	Less than 12 months		12 Months or more		Total		Number of Securities in Loss Position
As of December 31, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands, except number of securities data)
Fixed maturities:
Corporate debt securities	$14,434	$798	$2,519	$115	$16,953	$913	83

Total fixed maturities	14,434	798	2,519	115	16,953	913	83

Mutual funds - debt securities	30,345	768	86,814	4,452	117,159	5,220	31
Mutual funds - equity securities	13,035	1,268	—	—	13,035	1,268	5
Equity securities	3,866	245	620	2	4,486	247	29

Total	$61,680	$3,079	$89,953	$4,569	$151,633	$7,648	148

There were 108 and 148 securities in an unrealized loss position in perpetual care trusts as of June 30, 2015 and December 31, 2014, respectively, of which 42 and 20, respectively, were in an unrealized loss position for more than twelve months. For all securities in an unrealized loss position, the Company evaluated the severity of the impairment, the length of time that a security has been in a loss position, the security’s performance relative to the overall performance for the sector in which the security resides, and has concluded the decline in fair value below the asset’s cost was temporary in nature. In addition, the Company is not aware of any circumstances that would prevent the future market value recovery for these securities.

Other-Than-Temporary Impairment of Trust Assets

During the three and six months ended June 30, 2015, the Company determined that there were no other than temporary impairments to the investment portfolio in the perpetual care trusts.

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

A reconciliation of the Company’s perpetual care trust activities for the six months ended June 30, 2015 is presented below:

Fair Value at 12/31/2014	Contributions	Distributions	Interest/ Dividends	Capital Gain Distributions	Realized Gain/ Loss (1)	Taxes	Fees	Unrealized Change in Fair Value	Fair Value at 6/30/2015
	(in thousands)
$ 345,105	5,766	(6,253)	8,144	35	15,296	(605)	(1,073)	(34,305)	$332,110

(1)	Includes $12.0 million representing the net effect of other-than-temporary impairment charges and the release of previously realized impairment charges, as a result of sales and maturities of impaired securities.

The Company made net withdrawals from the trusts of approximately $0.5 million during the six months ended June 30, 2015. During the six months ended June 30, 2015, purchases and sales of securities available for sale included in trust investments were approximately $281.3 million and $276.7 million, respectively.

7.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in acquisitions.

There have been no changes in the goodwill balance during the period and a summary by reportable segment is as follows:

	Cemeteries			Funeral
	Southeast	Northeast	West	Homes	Total
	(in thousands)
Goodwill as of June 30, 2015 and December 31, 2014	$8,950	$3,288	$11,948	$34,650	$58,836

Other Acquired Intangible Assets

The Company has other acquired intangible assets, most of which have been recognized as a result of acquisitions and long-term lease, management and operating agreements. All of the intangible assets are amortized as a component of depreciation and amortization in the unaudited condensed consolidated statement of operations. The major classes of intangible assets are as follows:

	As of			As of
	June 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net Intangible Asset
	(in thousands)
Amortized intangible assets:
Lease and management agreements	$59,758	$(1,079)	$58,679	$59,758	$(581)	$59,177
Underlying contract value	6,239	(936)	5,303	6,239	(858)	5,381
Non-compete agreements	5,250	(2,625)	2,625	5,250	(2,126)	3,124
Other intangible assets	1,439	(155)	1,284	1,439	(131)	1,308

Total intangible assets	$72,686	$(4,795)	$67,891	$72,686	$(3,696)	$68,990

See Note 7 of the Company’s 2014 Form 10-K for a discussion of the Company’s intangible assets, including its contract-based intangible asset pertaining to the lease and management agreements with the Archdiocese of Philadelphia.

8.	LONG-TERM DEBT

The Company had the following outstanding debt:

	As of
	June 30, 2015	December 31, 2014
	(in thousands)
7.875% Senior Notes, due June 2021	$175,000	$175,000
Credit Facility, due December 2019:
Working Capital Draws	126,902	85,902
Acquisition Draws	25,000	25,000
Notes payable - acquisition debt	776	861
Notes payable - acquisition non-competes	2,295	2,765
Insurance and vehicle financing	4,037	1,632

Total	334,010	291,160
Less current portion	4,552	2,251
Less unamortized bond and note payable discounts	3,252	3,531

Long-term portion	$326,206	$285,378

This note includes a summary of material terms of the Company’s senior notes and revolving credit facility. For a more detailed description of the Company’s long-term debt agreements, see the Company’s 2014 Form 10-K.

7.875% Senior Notes due 2021

On May 28, 2013, the Company issued $175.0 million aggregate principal amount of 7.875% Senior Notes due 2021 (the “Senior Notes”). The Company pays 7.875% interest per annum on the principal amount of the Senior Notes, payable in cash semi-annually in arrears on June 1 and December 1 of each year, since December 1, 2013. The net proceeds from the offering were used to retire a $150.0 million aggregate principal amount of 10.25% Senior Notes due 2017 and the remaining proceeds were used for general corporate purposes. The Senior Notes were issued at 97.832% of par resulting in gross proceeds of $171.2 million with an original issue discount of approximately $3.8 million. The Company incurred debt issuance costs and fees of approximately $4.6 million. These costs and fees are deferred and are amortized over the life of the Senior Notes. Based on trades made on June 30, 2015, the Company has estimated the fair value of its Senior Notes to be in excess of par and trading at a premium of 5.06%, which would imply a fair value of $183.9 million at June 30, 2015. The Senior Notes are valued using Level 2 inputs as defined by the Fair Value Measurements and Disclosures topic of the ASC in Note 15. As of June 30, 2015, the Company was in compliance with all applicable covenants of the Senior Notes.

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

At June 30, 2015, amounts outstanding under the Credit Facility bore interest at rates between 4.0% and 6.0%. The interest rates on the Credit Facility are calculated as follows:

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

In addition, the Borrowers must pay a Letter of Credit Fee for each Letter of Credit equal to the Applicable Rate for Letter of Credit Fees times the daily amount to be drawn under such Letter of Credit. The Applicable Rate is determined based on the Consolidated Leverage Ratio of the Partnership and its Subsidiaries, and ranges from 2.25% to 4.00% for Eurodollar Rate Loans and Letter of Credit Fees, and 1.25% to 3.00% for Base Rate Loans. The current Applicable Rate for each of: (i) Eurodollar Rate Loans and Letter of Credit Fees is 3.75% and (ii) Base Rate Loans is 2.75% based on the current Consolidated Leverage Ratio. The Credit Agreement also requires the Borrowers to pay a quarterly unused commitment fee, which is calculated based on the amount by which the commitments under the Credit Agreement exceeds the usage of such commitments.

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

The Credit Agreement provides that two types of draws are permitted with respect to the Credit Facility: Acquisition Draws and Working Capital Draws. The proceeds of Acquisition Draws may be utilized by the Borrowers to finance Permitted Acquisitions, the purchase and construction of mausoleums and related costs or the net amount of Merchandise Trust deposits made after the Closing Date under the Credit Agreement, irrespective of whether such amounts relate to new or existing cemeteries or funeral homes. The proceeds of Working Capital Draws, Letters of Credit and Swing Line Loans may be utilized by the Borrowers to finance working capital requirements, Capital Expenditures and for other general corporate purposes. The borrowing of Working Capital Advances is subject to a borrowing formula of 85% of Eligible Receivables. This limit was $137.3 million at June 30, 2015.

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

Effective July 10, 2015, the Company entered into the First Amendment (the “First Amendment”) to the Credit Agreement to allow the Company to apply Net Cash Proceeds received from certain: (i) Dispositions of property by any Credit Party or any of its Subsidiaries, (ii) sales or issuances of Equity Interests by the Company or any of its Subsidiaries and (iii) Extraordinary Receipts received by or paid to or for the account of any Credit Party or any of its Subsidiaries and not otherwise included in clause (i) and (ii) above that are required to be prepaid to the Lenders, to Acquisition Draws or Working Capital Draws, at the Company’s discretion. Prior to the execution of the First Amendment, the Credit Agreement required that the Net Cash Proceeds from the transactions described above be applied to Acquisition Draws before they could be applied to Working Capital Draws.

As of June 30, 2015, there were $151.9 million of outstanding borrowings under the Credit Facility. The Credit Facility approximates fair value as it consists of multiple current LIBOR borrowings with maturities of 90 days or less, with amounts that can be rolled-over or reborrowed at market rates. It is valued using Level 2 inputs. As of June 30, 2015, the Company complied with all applicable financial covenants.

The Company routinely incurs debt financing costs and fees when borrowing under, or making amendments to, the Credit Facility. These costs and fees are deferred and are amortized over the life of the Credit Facility.

9.	INCOME TAXES

As of June 30, 2015, the Company’s taxable corporate subsidiaries had federal net operating loss carryforwards of approximately $223.1 million, which will begin to expire in 2017 and $272.0 million in state net operating loss carryforwards, a portion of which expires annually.

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

The provision for income taxes for the six months ended June 30, 2015 and 2014 is based upon the estimated annual effective tax rates expected to be applicable to the Company for 2015 and 2014, respectively. The Company’s effective tax rate differs from its statutory tax rate primarily because the Company’s legal entity structure includes different tax filing entities, including a significant number of partnerships that are not subject to paying tax.

The Company is not currently under examination by any federal or state jurisdictions. The federal statute of limitations and certain state statutes of limitations are open from 2011 forward. Management believes that the accrual for tax liabilities is adequate for all open years. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. Based on present information, it is the opinion of the Company’s management that there are no pending assessments that will result in a material effect on the Company’s consolidated financial statements over the next twelve months.

10.	DEFERRED CEMETERY REVENUES, NET

At June 30, 2015 and December 31, 2014, deferred cemetery revenues, net, consisted of the following:

	As of
	June 30, 2015	December 31, 2014
	(in thousands)
Deferred cemetery revenue	$497,991	$456,632
Deferred merchandise trust revenue	124,374	104,717
Deferred merchandise trust unrealized gains (losses)	(31,490)	2,284
Deferred pre-acquisition margin	138,457	140,378
Deferred cost of goods sold	(68,050)	(60,603)

Deferred cemetery revenues, net	$661,282	$643,408

Deferred selling and obtaining costs	$105,278	$97,795

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

Leases

At June 30, 2015, the Company was committed to operating lease payments for premises, automobiles and office equipment under various operating leases with initial terms ranging from one to twenty-five years and options to renew at varying terms. Expenses under these operating leases were $0.8 million and $1.5 million for the three and six months ended June 30, 2015, respectively, and $0.6 million and $1.2 million for the three and six months ended June 30, 2014, respectively.

On June 5, 2015, the Company entered into a lease agreement for a new corporate office location in Trevose, Pennsylvania. The lease term will commence on February 1, 2016 and will expire on July 31, 2028, with certain contractual renewal options. The Company does not expect this new lease to have a significant impact on its cash flows.

The operating leases will result in future payments in the following approximate amounts from June 30, 2015 and beyond:

(in thousands)
2015	$1,476
2016	2,699
2017	3,000
2018	3,004
2019	2,828
2020	1,675
Thereafter	10,471

Total	$25,153

Other

See Note 13 of the Company’s 2014 Form 10-K for a discussion of the Company’s future commitments related to its agreements with the Archdiocese of Philadelphia.

12.	PARTNERS’ CAPITAL

The table below reflects the activity relating to the number of common units outstanding for the six months ended June 30, 2015:

Six months ended June 30, 2015
Outstanding, beginning of period	29,203,595
Unit distributions	104,533
Unit-based compensation	4,564

Outstanding, end of period	29,312,692

Unit-Based Compensation

The Company has issued to certain key employees, management, and directors unit-based compensation in the form of unit appreciation rights and restricted phantom partnership units.

Compensation expense recognized related to unit appreciation rights and restricted phantom unit awards for the three and six months ended June 30, 2015 and 2014 are summarized in the table below:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Unit appreciation rights	$19	$20	$40	$39
Restricted phantom units	256	246	507	498

Total unit-based compensation expense	$275	$266	$547	$537

As of June 30, 2015, there was approximately $0.1 million in non-vested unit appreciation rights expense outstanding. These unit appreciation rights will be expensed through 2018.

The diluted weighted average number of limited partners’ units outstanding presented on the unaudited condensed consolidated statement of operations does not include 193,172 and 187,758 units for the three and six months ended June 30, 2015, respectively, and 267,580 units for the three months ended June 30, 2014, as their effects would be anti-dilutive.

During the six months ended June 30, 2015, 4,564 common units were issued under the StoneMor Partners L.P. Long-Term Incentive Plan, as amended. See Note 11 of the Company’s 2014 Form 10-K for a description of the Company’s Long-Term Incentive Plans.

Other Unit Issuances

Pursuant to a Common Unit Purchase Agreement, dated May 19, 2014, by and between the Company and American Cemeteries Infrastructure Investors, LLC, a Delaware limited liability company (“ACII”), the Company issued 54,622 and 49,911 common units to ACII in lieu of cash distributions of approximately $1.4 million and $1.4 million on February 16, 2015 and May 15, 2015, respectively. Refer to the Company’s 2014 Form 10-K, Note 17, for a detailed discussion of the Common Unit Purchase Agreement.

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

The table below reflects the Company’s final assessment of the fair value of net assets acquired and the resulting goodwill from purchase. There was no change to the amounts retrospectively adjusted in the fourth quarter of 2014. The Company acquired goodwill of $2.8 million, $3.3 million and $2.4 million in the Company’s Cemetery Operations—Southeast, Cemetery Operations—Northeast and Funeral Homes operating segments, respectively.

Final Assessment
(in thousands)
Assets:
Accounts receivable	$6,188
Cemetery property	26,029
Property and equipment	15,776
Merchandise trusts, restricted, at fair value	31,534
Perpetual care trusts, restricted, at fair value	16,913
Intangible assets	1,170
Other assets	178

Total assets	97,788

Liabilities:
Deferred margin	13,570
Merchandise liabilities	19,905
Deferred tax liability	2,010
Perpetual care trust corpus	16,913
Other liabilities	63

Total liabilities	52,461

Fair value of net assets acquired	45,327

Consideration paid	53,800

Goodwill from purchase	$8,473

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

If the transactions noted above had been consummated at the beginning of the comparable prior annual reporting period, on a pro forma basis, for the three and six months ended June 30, 2015 and 2014, consolidated revenues, consolidated net income (loss), and net income (loss) per limited partner unit (basic and diluted) would have been as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands, except per unit data)
Revenue	$80,825	$77,196	$148,242	$149,386
Net income (loss)	(4,848)	573	(13,731)	1,327
Net income (loss) per limited partner unit (basic and diluted)	$(.16)	$.02	$(.46)	$.05

These pro forma results are unaudited, have been prepared for comparative purposes only, and may include certain adjustments such as increased interest on the acquisition of debt, changes in the timing of financing events and the recognition of gains on acquisitions. They do not purport to be indicative of the results of operations which actually would have resulted had these transactions been in effect at the beginning of the comparable prior annual reporting period or of future results of operations of the location.

The properties acquired in 2014 have contributed $10.7 million and $20.7 million of revenue, for the three and six months ended June 30, 2015, respectively, and $1.4 million and $3.0 million of operating profit for the three and six months ended June 30, 2015, respectively. These properties contributed $2.2 million and $2.3 million of revenue, for the three and six months ended June 30, 2014, respectively, and less than $0.1 million of operating profit for both the three and six months ended June 30, 2014.

Other 2014 Acquisitions

See Note 13 of the Company’s 2014 Form 10-K for a discussion of the Company’s other 2014 acquisitions. There have been no changes during the period to assessments of the fair value of net assets acquired in the other 2014 acquisitions. Those amounts may be retrospectively adjusted as additional information is received.

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

Segment information is as follows:

As of and for the three months ended June 30, 2015:

	Cemeteries			Funeral
	Southeast	Northeast	West	Homes	Corporate	Adjustment	Total
	(in thousands)
Revenues
Sales	$27,574	$16,064	$13,486	$—	$—	$(17,419)	$39,705
Service and other	12,646	11,430	10,055	—	—	(6,505)	27,626
Funeral home	—	—	—	15,734	—	(2,240)	13,494

Total revenues	40,220	27,494	23,541	15,734	—	(26,164)	80,825

Costs and expenses
Cost of sales	6,374	3,574	2,581	—	—	(2,722)	9,807
Cemetery	8,150	6,917	4,212	—	—	—	19,279
Selling	8,934	5,432	4,290	—	1,082	(3,969)	15,769
General and administrative	4,622	2,575	1,995	—	—	—	9,192
Corporate overhead	—	—	—	—	10,093	—	10,093
Depreciation and amortization	810	637	457	802	238	—	2,944
Funeral home	—	—	—	12,675	—	(526)	12,149
Acquisition related costs, net of recoveries	—	—	—	—	336	—	336

Total costs and expenses	28,890	19,135	13,535	13,477	11,749	(7,217)	79,569

Operating profit (loss)	$11,330	$8,359	$10,006	$2,257	$(11,749)	$(18,947)	$1,256

Total assets	$643,341	$428,476	$438,130	$166,040	$30,383	$—	$1,706,370
Amortization of cemetery property	$1,472	$769	$350	$—	$—	$(252)	$2,339
Long lived asset additions	$2,740	$1,024	$436	$253	$101	$—	$4,554
Goodwill	$8,950	$3,288	$11,948	$34,650	$—	$—	$58,836

As of and for the six months ended June 30, 2015:

	Cemeteries			Funeral Homes
	Southeast	Northeast	West		Corporate	Adjustment	Total
	(in thousands)
Revenues
Sales	$51,864	$28,549	$24,181	$—	$—	$(34,945)	$69,649
Service and other	24,532	20,189	19,055	—	—	(13,937)	49,839
Funeral home	—	—	—	33,149	—	(4,395)	28,754

Total revenues	76,396	48,738	43,236	33,149	—	(53,277)	148,242

Costs and expenses
Cost of sales	11,642	5,903	4,721	—	—	(5,376)	16,890
Cemetery	14,984	12,770	7,790	—	—	—	35,544
Selling	18,081	10,437	8,442	—	1,282	(8,563)	29,679
General and administrative	9,292	5,115	4,114	—	—	—	18,521
Corporate overhead	—	—	—	—	18,827	—	18,827
Depreciation and amortization	1,610	1,244	956	1,601	485	—	5,896
Funeral home	—	—	—	25,286	—	(987)	24,299
Acquisition related costs, net of recoveries	—	—	—	—	685	—	685

Total costs and expenses	55,609	35,469	26,023	26,887	21,279	(14,926)	150,341

Operating profit (loss)	$20,787	$13,269	$17,213	$6,262	$(21,279)	$(38,351)	$(2,099)

Total assets	$643,341	$428,476	$438,130	$166,040	$30,383	$—	$1,706,370
Amortization of cemetery property	$2,602	$1,254	$740	$—	$—	$(669)	$3,927
Long lived asset additions	$4,245	$1,770	$933	$471	$185	$—	$7,604
Goodwill	$8,950	$3,288	$11,948	$34,650	$—	$—	$58,836

As of and for the three months ended June 30, 2014:

	Cemeteries			Funeral
	Southeast	Northeast	West	Homes	Corporate	Adjustment	Total
	(in thousands)
Revenues
Sales	$24,565	$10,945	$13,878	$—	$—	$(11,428)	$37,960
Service and other	9,362	7,885	7,212	—	—	(2,364)	22,095
Funeral home	—	—	—	13,066	—	(1,588)	11,478

Total revenues	33,927	18,830	21,090	13,066	—	(15,380)	71,533

Costs and expenses
Cost of sales	5,425	2,343	2,742	—	—	(1,860)	8,650
Cemetery	7,129	4,688	4,324	—	—	—	16,141
Selling	8,598	4,069	4,227	—	304	(2,337)	14,861
General and administrative	4,614	1,909	2,357	—	—	—	8,880
Corporate overhead	—	—	—	—	6,546	—	6,546
Depreciation and amortization	661	338	533	743	238	—	2,513
Funeral home	—	—	—	9,635	—	(199)	9,436
Acquisition related costs, net of recoveries	—	—	—	—	1,240	—	1,240

Total costs and expenses	26,427	13,347	14,183	10,378	8,328	(4,396)	68,267

Operating profit (loss)	$7,500	$5,483	$6,907	$2,688	$(8,328)	$(10,984)	$3,266

Total assets	$647,511	$423,077	$454,896	$165,027	$29,869	$—	$1,720,380
Amortization of cemetery property	$1,213	$838	$579	$—	$—	$(248)	$2,382
Long lived asset additions	$24,956	$70,868	$1,403	$8,764	$208	$—	$106,199
Goodwill	$8,950	$3,288	$11,948	$33,024	$—	$—	$57,210

As of and for the six months ended June 30, 2014:

	Cemeteries			Funeral
	Southeast	Northeast	West	Homes	Corporate	Adjustment	Total
	(in thousands)
Revenues
Sales	$46,666	$18,355	$23,699	$—	$—	$(21,886)	$66,834
Service and other	20,988	18,489	18,135	—	—	(11,751)	45,861
Funeral home	—	—	—	26,320	—	(3,095)	23,225

Total revenues	67,654	36,844	41,834	26,320	—	(36,732)	135,920

Costs and expenses
Cost of sales	10,217	4,021	5,519	—	—	(3,603)	16,154
Cemetery	13,524	7,923	8,023	—	—	—	29,470
Selling	15,846	6,871	7,461	—	849	(4,977)	26,050
General and administrative	8,710	3,401	4,414	—	—	—	16,525
Corporate overhead	—	—	—	—	14,002	—	14,002
Depreciation and amortization	1,294	574	1,054	1,479	480	—	4,881
Funeral home	—	—	—	19,139	—	(417)	18,722
Acquisition related costs, net of recoveries	—	—	—	—	1,589	—	1,589

Total costs and expenses	49,591	22,790	26,471	20,618	16,920	(8,997)	127,393

Operating profit (loss)	$18,063	$14,054	$15,363	$5,702	$(16,920)	$(27,735)	$8,527

Total assets	$647,511	$423,077	$454,896	$165,027	$29,869	$—	$1,720,380
Amortization of cemetery property	$2,464	$1,421	$1,802	$—	$—	$(582)	$5,105
Long lived asset additions	$26,520	$71,310	$2,444	$8,821	$260	$—	$109,355
Goodwill	$8,950	$3,288	$11,948	$33,024	$—	$—	$57,210

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

The following table displays the Company’s assets measured at fair value as of June 30, 2015 and December 31, 2014.

As of June 30, 2015

Merchandise Trust

	Level 1	Level 2	Total
		(in thousands)
Assets

Short-term investments	$18,782	$—	$18,782

Fixed maturities:
U.S. state and local government agency	—	98	98
Corporate debt securities	—	12,320	12,320
Other debt securities	—	7,015	7,015

Total fixed maturity investments	—	19,433	19,433

Mutual funds - debt securities	241,060	—	241,060
Mutual funds - equity securities - real estate sector	18,023	—	18,023
Mutual funds - equity securities - energy sector	11,267	—	11,267
Mutual funds - equity securities - MLP’s	18,421	—	18,421
Mutual funds - equity securities - other	85,064	—	85,064

Equity securities:
Master limited partnerships	23,926	—	23,926
Global equity securities	29,778	—	29,778
Other invested assets	—	4,977	4,977

Total	$446,321	$24,410	$470,731

Perpetual Care Trust

	Level 1	Level 2	Total
		(in thousands)
Assets

Short-term investments	$13,122	$—	$13,122

Fixed maturities:
U.S. government and federal agency	115	—	115
U.S. state and local government agency	—	27	27
Corporate debt securities	—	23,645	23,645
Other debt securities	—	371	371

Total fixed maturity investments	115	24,043	24,158

Mutual funds - debt securities	210,441	—	210,441
Mutual funds - equity securities - real estate sector	15,969	—	15,969
Mutual funds - equity securities - energy sector	17,976	—	17,976
Mutual funds - equity securities - MLP’s	34,990	—	34,990
Mutual funds - equity securities - other	13,051	—	13,051

Equity securities:
Master limited partnerships	1,312	—	1,312
Global equity securities	1,091	—	1,091

Total	$308,067	$24,043	$332,110

As of December 31, 2014

Merchandise Trust

	Level 1	Level 2	Total
		(in thousands)
Assets

Short-term investments	$52,521	$—	$52,521

Fixed maturities:
U.S. state and local government agency	—	269	269
Corporate debt securities	—	8,976	8,976
Other debt securities	—	7,139	7,139

Total fixed maturity investments	—	16,384	16,384

Mutual funds - debt securities	142,680	—	142,680
Mutual funds - equity securities - real estate sector	58,672	—	58,672
Mutual funds - equity securities - energy sector	7,733	—	7,733
Mutual funds - equity securities - MLP’s	22,927	—	22,927
Mutual funds - equity securities - other	90,126	—	90,126

Equity securities:
Master limited partnerships	50,091	—	50,091
Global equity securities	30,208	—	30,208
Other invested assets	—	5,159	5,159

Total	$454,958	$21,543	$476,501

Perpetual Care Trust

	Level 1	Level 2	Total
		(in thousands)
Assets

Short-term investments	$26,644	$—	$26,644

Fixed maturities:
U.S. government and federal agency	116	—	116
U.S. state and local government agency	—	79	79
Corporate debt securities	—	23,466	23,466
Other debt securities	—	371	371

Total fixed maturity investments	116	23,916	24,032

Mutual funds - debt securities	123,894	—	123,894
Mutual funds - equity securities - real estate sector	41,753	—	41,753
Mutual funds - equity securities - energy sector	14,829	—	14,829
Mutual funds - equity securities - MLP’s	43,596	—	43,596
Mutual funds - equity securities - other	25,258	—	25,258

Equity securities:
Master limited partnerships	43,207	—	43,207
Global equity securities	1,867	—	1,867
Other invested assets	—	25	25

Total	$321,164	$23,941	$345,105

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

On July 10, 2015, the Company completed a follow-on public offering of 2,415,000 common units at a public offering price of $29.63 per unit. Net proceeds of the offering, after deducting underwriting discounts and offering expenses, were approximately $67.8 million. The proceeds were used to pay down outstanding indebtedness under our Credit Facility.

Effective July 10, 2015, the Company entered into the First Amendment to the Credit Agreement. Refer to Note 8 for a more detailed discussion.

The Company completed two acquisitions subsequent to June 30, 2015. The acquisitions included one cemetery and four funeral homes located in Illinois and Florida. The aggregate purchase price for these acquisitions was $6.6 million. At this time, the Company does not have the information necessary to assess the fair value of net assets acquired and make a preliminary purchase price allocation.

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

When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (“2014 Form 10-K”), our Current Report on Form 8-K filed with the SEC on July 6, 2015 and our other reports filed with the SEC. Except as required under applicable law, we assume no obligation to update or revise any forward-looking statements made herein or any other forward-looking statements made by us, whether as a result of new information, future events or otherwise.

Overview

Cemetery Operations

We are currently the second largest owner and operator of cemeteries in the United States. As of June 30, 2015, we operated 303 cemeteries in 27 states and Puerto Rico. We own 272 of these cemeteries and we manage or operate the remaining 31 under lease, operating or management agreements. As a result of the agreements, other control arrangements and applicable accounting rules, we have treated 16 of these cemeteries as acquisitions for accounting purposes.

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

We sell cemetery products and services both at the time of death, which we refer to as at-need, and prior to the time of death, which we refer to as pre-need. Revenues from cemetery operations accounted for approximately 83.3% and 80.6% of our total revenues during the three and six months ended June 30, 2015, respectively, as compared to 84.0% and 82.9% during the same periods last year. The change in the contribution to total revenues was primarily due to one large land sale from the first quarter of 2014, as well as higher contributions during the current period from our 2014 funeral home acquisitions.

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

Contracts related to pre-need installment sales are usually for a period not to exceed 60 months, with payments of principal and interest required. Pre-need sales contracts normally contain provisions for both principal and interest. For those contracts that do not bear a market rate of interest, we impute such interest based upon the prime rate plus 150 basis points, which resulted in a rate of 4.75% for the three and six months ended June 30, 2015 and 2014.

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

Funeral Home Operations

As of June 30, 2015, we owned and operated 98 funeral homes. These properties are located in 19 states and Puerto Rico. Forty-five of our funeral homes are located on the grounds of cemeteries that we own.

We derive revenues at our funeral homes from the sale of funeral home merchandise, including caskets and related funeral merchandise, and services, including removal and preparation of remains, the use of our facilities for visitation, worship and performance of funeral services and transportation services. We sell these services and merchandise generally at the time of need utilizing salaried licensed funeral directors. Our funeral home operations also include revenues related to the sale of term and final expense whole life insurance in markets where we do not own a funeral home, as well as pre-need whole life insurance in markets where we own a funeral home. Funeral home revenues accounted for approximately 16.7% and 19.4% of our total revenues during the three and six months ended June 30, 2015, respectively, as compared to 16.0% and 17.1% during the same periods last year.

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

Our funeral home operating expenses consist primarily of compensation to our funeral directors, day-to-day costs of managing the business and the cost of caskets.

Corporate

We incur fixed costs for corporate overhead primarily for centralized functions, such as payroll, accounting, collections and professional fees. We also incur expenses related to reporting requirements under U.S. federal securities laws and certain other additional expenses of being a public company.

2015 Developments

Significant business developments for 2015 include the following:

•	On June 5, 2015, we entered into a lease agreement for a new corporate office location in Trevose, Pennsylvania. The lease term will commence on February 1, 2016 and will expire on July 31, 2028, with certain contractual renewal options.

•	On July 10, 2015, we completed a follow-on public offering of 2,415,000 common units at a public offering price of $29.63 per unit. Net proceeds of the offering, after deducting underwriting discounts and offering expenses, were approximately $67.8 million. The proceeds were used to pay down outstanding indebtedness under our Credit Facility.

Current Market Conditions and Economic Developments

As of June 30, 2015, the amortized cost of the assets in our merchandise trusts exceeded their market value by 6.6%, compared to December 31, 2014 when the market value of the assets exceeded their amortized cost by 0.5%. As of June 30, 2015, the amortized cost of the assets in our perpetual care trusts exceeded their market value by 1.1% as compared to December 31, 2014 when the market value of the assets exceeded their amortized cost by 9.7%. Changes in the cost to market ratios are due in part to the repositioning of assets within our merchandise and perpetual care trust portfolios, as well as declines in market conditions.

As of June 30, 2015, the majority of our long-term debt consisted of $175.0 million in Senior Notes due 2021, the offering of which took place in May of 2013, and $151.9 million of borrowings under our credit facility, which expires in 2019. As of June 30, 2015, we had $28.1 million of total availability under our revolving credit facility. The revolving credit facility provides for both acquisition draws, which are used primarily to finance acquisitions, acquisition related costs and mausoleum construction costs, and working capital draws, which are used to finance all other corporate costs. As of June 30, 2015, we had approximately $126.9 million of working capital draws, which are limited to a borrowing formula of 85% of eligible account receivables. This limit was $137.3 million at June 30, 2015.

On July 10, 2015, we completed a follow-on public offering of 2,415,000 common units at a public offering price of $29.63 per unit. Net proceeds of the offering, after deducting underwriting discounts and offering expenses, were approximately $67.8 million. The proceeds were used to pay down outstanding indebtedness under our Credit Facility.

The aggregate values of pre-need and at-need contracts written were $90.2 million and $168.5 million for the three and six months ended June 30, 2015, respectively, as compared to $77.9 million and $141.6 million during the same periods last year.

Impact on Our Ability to Meet Our Debt Covenants

Debt covenants in the Credit Agreement specifically relate to a certain measure of Consolidated EBITDA and certain coverage and leverage ratios as defined in the Credit Agreement described below.

Consolidated EBITDA is a non-GAAP financial measure and is primarily related to the current period value of contracts written, investment income from the merchandise and perpetual care trusts, and current expenses incurred.

We have two primary debt covenants that are dependent upon our financial results, the Consolidated Leverage Ratio and the Consolidated Debt Service Coverage Ratio. The Consolidated Leverage Ratio relates to the ratio of Consolidated

Funded Indebtedness to Consolidated EBITDA. Our Consolidated Leverage Ratio was 3.62 at June 30, 2015 compared to a maximum allowed ratio of 4.00. The Consolidated Debt Service Coverage Ratio relates to the ratio of Consolidated EBITDA to Consolidated Debt Service. Our Consolidated Debt Service Coverage Ratio was 4.40 at June 30, 2015 compared to a minimum allowed ratio of 2.50.

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

The method of accounting we utilize to analyze our overall results of operations, including segment results, provides for a production-based view of our business. Under the production-based view, we recognize revenues at their contract value at the point in time in which the contract is written, less a historic cancellation reserve. All related costs are expensed in the period the contract is recognized as revenue. In contrast, GAAP requires that we defer all revenues, and the direct costs associated with these revenues, until we meet certain delivery and performance requirements. The nature of our business is such that there is no meaningful relationship between the time that elapses from the date a contract is executed and the date the underlying merchandise is delivered or the service, delivery and performance requirements are met. Further, certain factors affecting this time period, such as weather and supplier issues, are out of our control. As a result, during a period of growth, operating profits as defined by GAAP will tend to lag behind operating profits on a production-based view because of the required deferral of revenues. Our performance-based view ignores these delays and presents results based upon the underlying value of contracts written. We believe this is the most reliable indicator of our performance for a given period as the value of contracts written less a historical cancellation reserve reflects the economic value added during a given period of time. Accordingly, the ensuing segment discussion is on a basis of accounting that differs from GAAP. See Note 1 to the consolidated financial statements included in the 2014 Form 10-K for a more detailed discussion of our accounting policies under GAAP.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Cemetery Segments

Cemetery Operations – Southeast

In June of 2014, we have acquired nine properties in our Cemetery Operations – Southeast segment. The results of operations for these acquired properties have less impact on the results for the three months ended June 30, 2014 as compared to the results for the three months ended June 30, 2015. The acquisitions contributed approximately $3.8 million of the revenues and $2.4 million of the costs and expenses for the three months ended June 30, 2015 as compared to $0.5 million and $0.3 million, respectively, for the same period last year.

The table below compares the results of operations for our Cemetery Operations – Southeast for the three months ended June 30, 2015 to the same period last year:

	Three months ended June 30,
	2015	2014	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Total revenues	$40,220	$33,927	$6,293	18.5%
Total costs and expenses	28,890	26,427	2,463	9.3%

Operating profit	$11,330	$7,500	$3,830	51.1%

Revenues

The increase in revenues was primarily related to increases of $1.4 million in the value of pre-need contracts written, $1.6 million in the value of at-need contracts written, $0.5 million in interest and other income and $2.8 million in income from our trusts. Our investment results can vary from period to period based on a number of factors including realized income and the timing of the recognition of gains within the trusts.

Total costs and expenses

The net increase in costs and expenses was primarily related to:

•	A $1.1 million increase in the cost of goods sold primarily attributable to the increase in the value of contracts written and changes in product mix.

•	A $1.0 million increase in cemetery expenses primarily due to increases of $0.3 million in labor costs and $0.5 million in repairs and maintenance costs.

•	A $0.3 million increase in selling expenses due to increases of $0.6 million in commissions and personnel costs and $0.1 million in travel expenses, partially offset by a $0.4 million decrease in advertising and marketing expenses.

•	A $0.1 million increase in depreciation expense.

Cemetery Operations – Northeast

During the second quarter of 2014, we acquired three properties and separately obtained the rights from the Archdiocese of Philadelphia to operate thirteen properties in our Cemetery Operations – Northeast segment. The results of operations for these acquired properties have less impact on the results for the three months ended June 30, 2014 as compared to the results for the three months ended June 30, 2015. These properties have contributed approximately $10.6 million of the revenues and $7.2 million of the costs and expenses of the segment for the three months ended June 30, 2015 as compared to $2.0 million and $1.9 million, respectively, for the same period last year.

The table below compares the results of operations for our Cemetery Operations – Northeast for the three months ended June 30, 2015 to the same period last year:

	Three months ended June 30,
	2015	2014	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Total revenues	$27,494	$18,830	$8,664	46.0%
Total costs and expenses	19,135	13,347	5,788	43.4%

Operating profit	$8,359	$5,483	$2,876	52.5%

Revenues

The increase in revenues was primarily related to increases of $4.7 million in the value of pre-need contracts written, $2.5 million in the value of at-need contracts written, $0.9 million in interest and other income and $0.6 million in income from our trusts. Our investment results can vary from period to period based on a number of factors including realized income and the timing of the recognition of gains within the trusts.

Total costs and expenses

The net increase in costs and expenses was mostly attributable to the new properties and was primarily related to:

•	A $1.2 million increase in the cost of goods sold primarily attributable to the increase in the value of contracts written and changes in product mix.

•	A $2.2 million increase in cemetery expenses primarily due to increases of $1.2 million in labor costs, $0.7 million in repairs and maintenance expense, $0.1 million in utility and fuel costs and $0.1 million in real estate tax expense.

•	A $1.4 million increase in selling expenses primarily attributable to a $1.1 million increase in commissions and personnel costs and a $0.2 million increase in advertising and marketing costs.

•	A $0.7 million increase in general and administrative expenses primarily due to increases of $0.1 million in insurance costs, $0.3 million in personnel costs and $0.1 million in professional fees.

•	A $0.3 million increase in depreciation and amortization expense, most of which was attributable to the amortization of the intangible assets relating to the lease and management agreements with the Archdiocese of Philadelphia.

Cemetery Operations – West

The table below compares the results of operations for our Cemetery Operations – West for the three months ended June 30, 2015 to the same period last year:

	Three months ended June 30,
	2015	2014	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Total revenues	$23,541	$21,090	$2,451	11.6%
Total costs and expenses	13,535	14,183	(648)	-4.6%

Operating profit	$10,006	$6,907	$3,099	44.9%

Revenues

The increase in revenues was primarily related to increases of $0.1 million in the value of at-need contracts written, $0.2 million in interest and other income and $2.7 million in income from our trusts, partially offset by a $0.5 million decrease in the value of pre-need contracts written. Our investment results can vary from period to period based on a number of factors including realized income and the timing of the recognition of gains within the trusts.

Total costs and expenses

The net decrease in costs and expenses was primarily related to:

•	A $0.1 million decrease in the cost of goods sold primarily attributable to the change in the value of contracts written and changes in product mix.

•	A $0.1 million decrease in cemetery expenses primarily related to a decrease of $0.2 million in repair and maintenance costs, partially offset by a $0.1 million increase in real estate tax expense.

•	A $0.3 million decrease in general and administrative expenses primarily related to a decrease of $0.2 million in professional fees.

•	A $0.1 million decrease in depreciation expense.

Funeral Homes Segment

In the second quarter of 2014, we acquired nine funeral homes and in the fourth quarter of 2014, we acquired two funeral homes. Therefore, the results of operations for these properties have either less or no impact on the results for the three months ended June 30, 2014, but are included in the results for the three months ended June 30, 2015. The additions have contributed approximately $2.7 million of the revenues and $2.2 million of the costs and expenses of the segment for the three months ended June 30, 2015 as compared to $0.6 million and $0.3 million, respectively, for the same period last year.

The table below compares the results of operations for our Funeral Homes segment for the three months ended June 30, 2015 to the same period last year:

	Three months ended June 30,
	2015	2014	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Total revenues	$15,734	$13,066	$2,668	20.4%
Total costs and expenses	13,477	10,378	3,099	29.9%

Operating profit	$2,257	$2,688	$(431)	-16.0%

Revenues

The increase in revenues was primarily attributable to increases of $1.2 million in the value of pre-need contracts written, $1.2 million in the value of at-need contracts written, and $0.5 million in insurance-related revenues, partially offset by a $0.2 million decrease in other income.

Total costs and expenses

The net increase in costs and expenses was primarily attributable to increases of $1.3 million in personnel costs, $0.6 million in merchandise costs, $0.2 million in facility related costs, $0.4 million in other service and supplies expense, and $0.6 million in expenses related to insurance sales.

Corporate Segment

The table below compares expenses incurred by the Corporate segment for the three months ended June 30, 2015 to the same period last year:

	Three months ended June 30,
	2015	2014	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Selling, cemetery and general and administrative expenses	$1,082	$304	$778	100.0%
Depreciation and amortization	238	238	—	0.0%
Acquisition related costs, net of recoveries	336	1,240	(904)	-72.9%

Corporate expenses
Corporate personnel expenses	3,678	3,117	561	18.0%
Other corporate expenses	6,415	3,429	2,986	87.1%

Total corporate overhead	10,093	6,546	3,547	54.2%

Total corporate expenses	$11,749	$8,328	$3,421	41.1%

The increase in corporate expenses was primarily driven by an increase in corporate overhead of $3.5 million, which included increases of $0.6 million in corporate personnel costs, $1.9 million in professional fees, $0.2 million in information technology costs, and $0.5 million in advertising expenses, with the remaining increase in general corporate costs. There was also an increase in corporate selling expenses, which included an increase of $0.7 million in personnel costs. These increases were partially offset by a $0.9 million decrease in acquisition related costs. Acquisition costs may vary from period to period depending on the amount of acquisition activity that takes place.

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

The table below analyzes results of operations and the changes therein for the three months ended June 30, 2015 as compared to the same period last year. The table is structured so that our readers can determine whether changes were based upon changes in the level of merchandise and services and other revenues generated during each period and/or changes in the timing of when merchandise and services were delivered. Since March 31, 2014, we acquired 12 cemeteries and 11 funeral homes, and obtained the rights from the Archdiocese of Philadelphia to operate 13 cemetery properties. The results of operations for these properties have either less or no impact on the results for the three months ended June 30, 2014, but are included in the results for the three months ended June 30, 2015. These properties are contributing a significant portion of the increases to revenues and costs and expenses in the table below.

	Three months ended June 30, 2015			Three months ended June 30, 2014
	(in thousands)			(in thousands)
	Segment Results (non-GAAP)	GAAP Adjustments	GAAP Results	Segment Results (non-GAAP)	GAAP Adjustments	GAAP Results	Change in GAAP results ($)	Change in GAAP results (%)
Revenues

Pre-need cemetery revenues	$44,012	$(16,187)	$27,825	$38,409	$(12,659)	$25,750	$2,075	8.1%
At-need cemetery revenues	27,435	(1,200)	26,235	23,110	1,595	24,705	1,530	6.2%
Investment income from trusts	15,641	(6,562)	9,079	9,612	(3,138)	6,474	2,605	40.2%
Interest income	2,184	—	2,184	2,034	—	2,034	150	7.4%
Funeral home revenues	15,734	(2,240)	13,494	13,066	(1,588)	11,478	2,016	17.6%
Other cemetery revenues	1,983	25	2,008	682	410	1,092	916	83.9%

Total revenues	106,989	(26,164)	80,825	86,913	(15,380)	71,533	9,292	13.0%

Costs and expenses

Cost of goods sold	12,529	(2,722)	9,807	10,510	(1,860)	8,650	1,157	13.4%
Cemetery expense	19,279	—	19,279	16,141	—	16,141	3,138	19.4%
Selling expense	19,738	(3,969)	15,769	17,198	(2,337)	14,861	908	6.1%
General and administrative expense	9,192	—	9,192	8,880	—	8,880	312	3.5%
Corporate overhead	10,093	—	10,093	6,546	—	6,546	3,547	54.2%
Depreciation and amortization	2,944	—	2,944	2,513	—	2,513	431	17.2%
Funeral home expense	12,675	(526)	12,149	9,635	(199)	9,436	2,713	28.8%
Acquisition related costs, net of recoveries	336	—	336	1,240	—	1,240	(904)	-72.9%

Total costs and expenses	86,786	(7,217)	79,569	72,663	(4,396)	68,267	11,302	16.6%

Operating profit	$20,203	$(18,947)	$1,256	$14,250	$(10,984)	$3,266	$(2,010)	-61.5%

Revenues

Pre-need cemetery revenues were $27.8 million for the three months ended June 30, 2015, an increase of $2.0 million, or 8.1%, as compared to $25.8 million during the same period last year. The increase was primarily caused by an increase of $5.6 million in the value of cemetery contracts written, partially offset by an increase of $3.6 million in deferred revenue.

At-need cemetery revenues were $26.2 million for the three months ended June 30, 2015, an increase of $1.5 million, or 6.2%, as compared to $24.7 million during the same period last year. The increase was primarily caused by an increase of $4.3 million in the value of cemetery contracts written, partially offset by an increase of $2.8 million in deferred revenue.

Investment income from trusts was $9.1 million for the three months ended June 30, 2015, an increase of $2.6 million, or 40.2%, as compared to $6.5 million during the same period last year. On a segment basis, we had an increase of $6.0 million, which was offset by an adjustment of $3.4 million related to funds for which we have not met the requirements that would allow us to recognize them as revenue. Our investment results can vary from period to period based on a number of factors including realized income and the timing of the recognition of gains within the trusts.

Interest income on accounts receivable was $2.2 million for the three months ended June 30, 2015, an increase of $0.2 million, or 7.4%, as compared to $2.0 million during the same period last year, primarily due to an increase in accounts receivable.

Funeral home revenues were $13.5 million for the three months ended June 30, 2015, an increase of $2.0 million, or 17.6%, as compared to $11.5 million during the same period last year. The increase was primarily driven by the 11 funeral homes we acquired in 2014 and an increase in insurance-related revenues.

Other cemetery revenues were $2.0 million during the three months ended June 30, 2015 as compared to $1.1 million in the same period last year.

Costs and Expenses

The cost of goods sold was $9.8 million for the three months ended June 30, 2015, an increase of $1.1 million, or 13.4%, as compared to $8.7 million during the same period last year. The ratio of cost of goods sold to pre-need and at-need cemetery revenues was 18.1% during the three months ended June 30, 2015 as compared to 17.1% during the same period last year. The change in the ratio primarily relates to changes in product mix.

Cemetery expenses were $19.3 million during the three months ended June 30, 2015, an increase of $3.2 million, or 19.4%, compared to $16.1 million during the same period last year. Within this category, there were increases of $1.6 million in personnel costs, $0.9 million in repairs and maintenance expense, $0.2 million in real estate tax expense, with the remaining increase in general cemetery costs. Cemetery expenses relate to the current costs of managing and maintaining our cemetery properties. These costs are expensed as incurred and are not deferred. Accordingly, from a margin standpoint, the most effective gauge of measuring cemetery expenses is as a ratio of segment level pre-need and at-need cemetery revenues. Changes in this ratio give an indication of our ability to manage and control our operating costs relative to our overall cemetery operations. An increase in the ratio indicates that expense increases related to the operation and maintenance of our cemetery properties exceeded increases in the value of contracts written, while a decrease in the ratio indicates that expense growth did not exceed increases in the value of contracts written. In the short-term, this ratio can be positively or negatively impacted by our acquisitions, including such factors as how long it takes us to fully implement our pre-need sales programs and whether there are any unanticipated costs. Over the long-term, we would expect this ratio to slightly decline as many of the expenses in this category are fixed in nature. The ratio of cemetery expenses to segment level pre-need and at-need cemetery revenues was 27.0% during the three months ended June 30, 2015 as compared to 26.2% during the same period last year.

Selling expenses were $15.8 million during the three months ended June 30, 2015, an increase of $0.9 million, or 6.1%, as compared to $14.9 million during the same period last year. The ratio of selling expenses to cemetery revenues was 29.2% during the three months ended June 30, 2015 as compared to 29.5% during the same period last year. This is largely due to segment-based increases of $2.5 million in commissions and personnel costs, partially offset by a $1.6 million increase in deferred selling expenses. The ratio gives some indication of how effectively the money we invest in selling efforts is translating into sales. However, the majority of our selling expenses are directly related to sales commissions and bonuses, which would be directly related to changes in the value of pre-need and at-need contracts written. As a result, we would expect this ratio to follow relatively consistent trends over the long-term.

General and administrative expenses were $9.2 million during the three months ended June 30, 2015, an increase of $0.3 million, or 3.5%, as compared to $8.9 million during the same period last year. The increase was due to an increase of $0.6 million in personnel costs, partially offset by a $0.3 million decrease in professional fees. General and administrative expenses are expensed as incurred and are not deferred. Accordingly, from a margin standpoint, the most effective gauge of measuring general and administrative expenses is as a ratio of segment level pre-need and at-need cemetery revenues. Changes in this ratio give an indication of our ability to manage and control our general and administrative costs relative to our overall cemetery operations. An increase in the ratio indicates that general and administrative percentage expense increases related to our cemetery properties exceeded percent increases in the value of contracts written, while a decrease in the ratio indicates that expense growth on a percentage basis did not exceed percentage increases in the value of contracts written. In the short-term, this ratio can be positively or negatively impacted by our acquisitions, including such factors as how long it takes us to fully implement our pre-need sales programs and whether there are any unanticipated costs. Over the long-term, we would expect this ratio to decrease slightly as many of the expenses in this category are fixed in nature. The ratio of general and administrative expenses to segment level pre-need and at-need cemetery revenues was 12.9% during the three months ended June 30, 2015 as compared to 14.4% during the same period last year.

Total corporate overhead was $10.1 million for the three months ended June 30, 2015, an increase of $3.6 million, or 54.2% compared to $6.5 million during the same period last year. The increase was primarily driven by increases of $0.6 million in corporate personnel costs, $1.9 million in professional fees, $0.2 million in information technology costs, $0.5 million in advertising expenses, with the remaining increase in general corporate costs.

Depreciation and amortization was $2.9 million for the three months ended June 30, 2015, an increase of $0.4 million, or 17.2%, as compared to $2.5 million during the same period last year. The majority of the increase was attributable to acquired properties and amortization of the intangible assets relating to the lease and management agreements entered into in 2014.

Funeral home expenses were $12.1 million for the three months ended June 30, 2015, an increase of $2.7 million, or 28.8%, as compared to $9.4 million during the same period last year. The increase was primarily attributable to segment based increases of $1.3 million in personnel costs, $0.6 million in merchandise costs, $0.2 million in facility costs, and $0.6 million in expenses related to insurance sales, partially offset by a $0.3 million increase in deferred funeral home expenses, with the remaining increase in other general costs.

Acquisition related costs were $0.3 million for the three months ended June 30, 2015, a decrease of $0.9 million, or 72.9%, as compared to $1.2 million during the same period last year. These costs may vary from period to period depending on the amount of acquisition activity that takes place.

Non-segment Allocated Results

Certain statement of operations amounts are not allocated to segment operations. These amounts are those line items that can be found on our unaudited condensed consolidated statement of operations below operating profit (loss) and above net income (loss).

The table below summarizes these items and the changes between the three months ended June 30, 2015 and 2014:

	Three months ended June 30,
	2015	2014	Change ($)	Change (%)
	(in thousands)
Gain on settlement agreement, net	$—	$888	$(888)	-100.0%
Interest expense	5,770	5,148	622	12.1%
Income tax expense (benefit)	$334	$(876)	$1,210	-138.1%

During the three months ended June 30, 2014, we recovered an additional $1.5 million related to the settlement of claims from locations acquired in 2010. A gain of $0.9 million has been recorded as gain on settlement agreement, on the unaudited condensed consolidated statement of operation, which was net of legal fees of $0.6 million.

There was an increase in interest expense on amounts outstanding under the credit facility and an increase in discount accretion expense, primarily relating to the obligation for the lease and management agreements entered into in 2014 with the Archdiocese of Philadelphia. Average amounts outstanding under the credit facility were $141.6 million and $84.9 million during the three months ended June 30, 2015 and 2014, respectively.

We had income tax expense of $0.3 million for the three months ended June 30, 2015, as compared to an income tax benefit of $0.9 million during the same period last year. Our effective tax rate differs from our statutory tax rate primarily because our legal entity structure includes different tax filing entities, including a significant number of partnerships that are not subject to paying tax.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Cemetery Operations – Southeast

In June of 2014, we have acquired nine properties in our Cemetery Operations – Southeast segment. The results of operations for these acquired properties have less impact on the results for the six months ended June 30, 2014 as compared to the results for the six months ended June 30, 2015. The acquisitions contributed approximately $7.4 million of the revenues and $4.9 million of the costs and expenses for the six months ended June 30, 2015 as compared to $0.6 million and $0.5 million, respectively, for the same period last year.

The table below compares the results of operations for our Cemetery Operations – Southeast for the six months ended June 30, 2015 to the same period last year:

	Six months ended June 30,
	2015	2014	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Total revenues	$76,396	$67,654	$8,742	12.9%
Total costs and expenses	55,609	49,591	6,018	12.1%

Operating profit	$20,787	$18,063	$2,724	15.1%

Revenues

The increase in revenues was primarily related to increases of $2.4 million in the value of pre-need contracts written, $3.3 million in the value of at-need contracts written, $0.6 million in interest and other income and $2.4 million in income from our trusts. Our investment results can vary from period to period based on a number of factors including realized income and the timing of the recognition of gains within the trusts.

Total costs and expenses

The net increase in costs and expenses was primarily related to:

•	A $1.4 million increase in cost of goods sold primarily attributable to the increase in the value of contracts written and changes in product mix.

•	A $1.5 million increase in cemetery expenses primarily due to increases of $0.7 million in labor costs, and $0.5 million in repairs and maintenance costs.

•	A $2.2 million increase in selling expenses primarily attributable to an increase of $2.1 million in commissions and personnel expenses.

•	A $0.6 million increase in general and administrative expense primarily due to an increase of $0.5 million in personnel expenses.

•	A $0.3 million increase in depreciation expense.

Cemetery Operations – Northeast

During the second quarter of 2014, we acquired three properties and separately obtained the rights from the Archdiocese of Philadelphia to operate thirteen properties in our Cemetery Operations – Northeast segment. The results of operations for these acquired properties have less impact on the results for the six months ended June 30, 2014 as compared to the results for the six months ended June 30, 2015. The additions have contributed approximately $19.9 million of the revenues and $13.5 million of the costs and expenses of the segment for the six months ended June 30, 2015 as compared to $2.0 million and $1.9 million, respectively, for the same period last year.

The table below compares the results of operations for our Cemetery Operations – Northeast for the six months ended June 30, 2015 to the same period last year:

	Six months ended June 30,
	2015	2014	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Total revenues	$48,738	$36,844	$11,894	32.3%
Total costs and expenses	35,469	22,790	12,679	55.6%

Operating profit	$13,269	$14,054	$(785)	-5.6%

Revenues

The increase in revenues was primarily related to increases of $8.9 million in the value of pre-need contracts written and $6.9 million in the value of at-need contracts written, partially offset by a $3.4 million decrease in other income and a $0.5 million decrease in income from our trusts. Our investment results can vary from period to period based on a number of factors including realized income and the timing of the recognition of gains within the trusts.

Total costs and expenses

The net increase in costs and expenses was mostly attributable to the new properties and was primarily related to:

•	A $1.9 million increase in cost of goods sold primarily attributable to the increase in the value of contracts written and changes in product mix.

•	A $4.8 million increase in cemetery expenses primarily attributable to increases of $3.3 million in labor costs, $1.0 million in repairs and maintenance expense, $0.2 million in utility and fuel costs, $0.2 million in real estate tax expense and $0.1 million in automobile and equipment related costs.

•	A $3.6 million increase in selling expenses primarily attributable to increases of $2.9 million in commissions and personnel costs and $0.5 million in advertising and marketing expenses.

•	A $1.7 million increase in general and administrative expenses primarily due to increases of $0.4 million in insurance costs, $0.2 million in professional fees and $0.8 million in personnel costs.

•	A $0.7 million increase in depreciation expense, $0.5 million of which was attributable to the amortization of the intangible assets relating to the lease and management agreements with the Archdiocese of Philadelphia.

Cemetery Operations – West

The table below compares the results of operations for our Cemetery Operations – West for the six months ended June 30, 2015 to the same period last year:

	Six months ended June 30,
	2015	2014	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Total revenues	$43,236	$41,834	$1,402	3.4%
Total costs and expenses	26,023	26,471	(448)	-1.7%

Operating profit	$17,213	$15,363	$1,850	12.0%

Revenues

The increase in revenues was primarily related to increases of $0.2 million in the value of pre-need contracts written, $0.2 million in the value of at-need contracts written, $0.5 million in interest and other income and $0.5 million in income from our trusts. Our investment results can vary from period to period based on a number of factors including realized income and the timing of the recognition of gains within the trusts.

Total costs and expenses

The net decrease in costs and expenses was primarily related to:

•	A $0.8 million decrease in cost of goods sold primarily attributable to changes in product mix.

•	A $0.2 million decrease in cemetery expenses primarily due to a decrease of $0.3 million in repairs and maintenance expenses, partially offset by a net increase of $0.1 million in other cemetery expenses.

•	A $1.0 million increase in selling expenses primarily due to a $0.8 million increase in commission and personnel costs and a $0.1 million increase in advertising and marketing expenses.

•	A $0.3 million decrease in general and administrative expenses primarily due to a decrease of $0.3 million in legal and professional fees.

•	A $0.1 million decrease in depreciation expense.

Funeral Homes Segment

In the second quarter of 2014, we acquired nine funeral homes and in the fourth quarter of 2014, we acquired two funeral homes. Therefore, the results of operations for these properties have either less or no impact on the results for the six months ended June 30, 2014, but are included in the results for the six months ended June 30, 2015. The additions have contributed approximately $5.6 million of the revenues and $4.3 million of the costs and expenses of the segment for the six months ended June 30, 2015 as compared to $0.6 million and $0.3 million, respectively, for the same period last year.

The table below compares the results of operations for our Funeral Homes segment for the six months ended June 30, 2015 to the same period last year:

	Six months ended June 30,
	2015	2014	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Total revenues	$33,149	$26,320	$6,829	25.9%
Total costs and expenses	26,887	20,618	6,269	30.4%

Operating profit	$6,262	$5,702	$560	9.8%

Revenues

The increase in revenues was primarily related to increases of $2.8 million in the value of pre-need contracts written, $3.4 million in the value of at-need contracts written, and $0.8 million in insurance-related revenues, partially offset by a $0.2 million decrease in other income.

Total costs and expenses

The increase in costs and expenses was primarily attributable to increases of $2.3 million in personnel costs, $1.4 million in merchandise costs, $0.6 million in other service and supplies costs, $0.5 million in facility costs, $0.4 million in general and administrative expenses, $1.0 million in expenses related to insurance sales, and $0.1 million in depreciation expense.

Corporate Segment

The table below compares expenses incurred by the Corporate segment for the six months ended June 30, 2015 to the same period last year:

	Six months ended June 30,
	2015	2014	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Selling, cemetery and general and administrative expenses	$1,282	$849	$433	51.0%
Depreciation and amortization	485	480	5	1.0%
Acquisition related costs, net of recoveries	685	1,589	(904)	-56.9%

Corporate expenses
Corporate personnel expenses	7,389	6,359	1,030	16.2%
Other corporate expenses	11,438	7,643	3,795	49.7%

Total corporate overhead	18,827	14,002	4,825	34.5%

Total corporate expenses	$21,279	$16,920	$4,359	25.8%

The increase in corporate expenses was primarily driven by an increase in corporate overhead of $4.8 million, which included increases of $2.1 million in professional fees, $1.0 million in personnel costs, $0.4 million in advertising expenses, and $0.4 million in information technology costs, with the remainder attributable to increases in other general expense categories. There was also an increase in corporate selling, which included increases of $0.2 million in personnel costs and $0.2 million in advertising expenses. These increases were partially offset by a $0.9 million decrease in acquisition related costs. Acquisition costs may vary from period to period depending on the amount of acquisition activity that takes place.

Reconciliation of Segment Results of Operations to Consolidated Results of Operations

As discussed in the segment sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, cemetery revenues and their associated costs as reported at the segment level are not deferred until such time that we satisfy the delivery criteria for revenue recognition.

The table below analyzes results of operations and the changes therein for the six months ended June 30, 2015 as compared to the same period last year. The table is structured so that our readers can determine whether changes were based upon changes in the level of merchandise and services and other revenues generated during each period and/or changes in the timing of when merchandise and services were delivered. During 2014, we acquired 13 cemeteries and 11 funeral homes, and obtained the rights from the Archdiocese of Philadelphia to operate 13 cemetery properties. The results of operations for these properties have either less or no impact on the results for the six months ended June 30, 2014, but are included in the results for the six months ended June 30, 2015. These properties are contributing a significant portion of the increases to revenues and costs and expenses in the table below:

	Six months ended June 30, 2015			Six months ended June 30, 2014
	(in thousands)			(in thousands)
	Segment Results (non-GAAP)	GAAP Adjustments	GAAP Results	Segment Results (non-GAAP)	GAAP Adjustments	GAAP Results	Change in GAAP results ($)	Change in GAAP results (%)
Revenues
Pre-need cemetery revenues	$79,905	$(31,418)	$48,487	$68,385	$(21,927)	$46,458	$2,029	4.4%
At-need cemetery revenues	53,411	(3,858)	49,553	42,958	370	43,328	6,225	14.4%
Investment income from trusts	27,626	(14,011)	13,615	25,240	(12,789)	12,451	1,164	9.3%
Interest income	4,384	—	4,384	4,041	—	4,041	343	8.5%
Funeral home revenues	33,149	(4,395)	28,754	26,320	(3,095)	23,225	5,529	23.8%
Other cemetery revenues	3,044	405	3,449	5,708	709	6,417	(2,968)	-46.3%

Total revenues	201,519	(53,277)	148,242	172,652	(36,732)	135,920	12,322	9.1%

Costs and expenses
Cost of goods sold	22,266	(5,376)	16,890	19,757	(3,603)	16,154	736	4.6%
Cemetery expense	35,544	—	35,544	29,470	—	29,470	6,074	20.6%
Selling expense	38,242	(8,563)	29,679	31,027	(4,977)	26,050	3,629	13.9%
General and administrative expense	18,521	—	18,521	16,525	—	16,525	1,996	12.1%
Corporate overhead	18,827	—	18,827	14,002	—	14,002	4,825	34.5%
Depreciation and amortization	5,896	—	5,896	4,881	—	4,881	1,015	20.8%
Funeral home expense	25,286	(987)	24,299	19,139	(417)	18,722	5,577	29.8%
Acquisition related costs, net of recoveries	685	—	685	1,589	—	1,589	(904)	-56.9%

Total costs and expenses	165,267	(14,926)	150,341	136,390	(8,997)	127,393	22,948	18.0%

Operating profit (loss)	$36,252	$(38,351)	$(2,099)	$36,262	$(27,735)	$8,527	$(10,626)	-124.6%

Revenues

Pre-need cemetery revenues were $48.5 million for the six months ended June 30, 2015, an increase of $2.0 million, or 4.4%, as compared to $46.5 million during the same period last year. The increase was primarily caused by an increase of $11.5 million in the value of cemetery contracts written, partially offset by an increase of $9.5 million in deferred revenue.

At-need cemetery revenues were $49.6 million for the six months ended June 30, 2015, an increase of $6.3 million, or 14.4%, as compared to $43.3 million during the same period last year. The increase was primarily caused by an increase of $10.5 million in the value of cemetery contracts written, partially offset by an increase of $4.2 million in deferred revenue.

Investment income from trusts was $13.6 million for the six months ended June 30, 2015, an increase of $1.1 million, or 9.3%, as compared to $12.5 million during the same period last year. On a segment basis, we had an increase of $2.4 million primarily related to an increase in realized gains on our investments, which was offset by an adjustment of $1.3 million related to funds for which we have not met the requirements that would allow us to recognize them as revenue. Our investment results can vary from period to period based on a number of factors including realized income and the timing of the recognition of gains within the trusts.

Interest income on accounts receivable was $4.4 million for the six months ended June 30, 2015, an increase of $0.4 million or 8.5%, as compared to $4.0 million during the same period last year, primarily due to a larger accounts receivable balance.

Funeral home revenues were $28.8 million for the six months ended June 30, 2015, an increase of $5.6 million, or 23.8%, compared to $23.2 million during the same period last year. The increase was primarily driven by the 11 funeral homes we acquired in 2014 and an increase in insurance related revenues.

Other cemetery revenues were $3.4 million for the six months ended June 30, 2015, as compared to $6.4 million during the same period last year. The comparison was affected by the one-time land sale in the first quarter of 2014.

Costs and Expenses

The cost of goods sold was $16.9 million for the six months ended June 30, 2015, an increase of $0.7 million, or 4.6%, as compared to $16.2 million during the same period last year. The ratio of cost of goods sold to pre-need and at-need cemetery revenues was 17.2% during the six months ended June 30, 2015 as compared to 18.0% during the same period last year. The change in the ratio primarily relates to changes in product mix.

Cemetery expenses were $35.5 million during the six months ended June 30, 2015, an increase of $6.0 million, or 20.6%, compared to $29.5 million during the same period last year. Within this category, there were increases of $1.2 million in repairs and maintenance expenses, $4.1 million in personnel costs, $0.2 million in real estate taxes, with the remaining increase in general cemetery costs. Cemetery expenses relate to the current costs of managing and maintaining our cemetery properties. These costs are expensed as incurred and are not deferred. Accordingly, from a margin standpoint, the most effective gauge of measuring cemetery expenses is as a ratio of segment level pre-need and at-need cemetery revenues. Changes in this ratio give an indication of our ability to manage and control our operating costs relative to our overall cemetery operations. An increase in the ratio indicates that expense increases related to the operation and maintenance of our cemetery properties exceeded increases in the value of contracts written, while a decrease in the ratio indicates that expense growth did not exceed increases in the value of contracts written. In the short-term, this ratio can be positively or negatively impacted by our acquisitions, including such factors as how long it takes us to fully implement our pre-need sales programs and whether there are any unanticipated costs. Over the long-term, we would expect this ratio to slightly decline as many of the expenses in this category are fixed in nature. The ratio of cemetery expenses to segment level pre-need and at-need cemetery revenues was 26.7% during the six months ended June 30, 2015 as compared to 26.5% during the same period last year.

Selling expenses were $29.7 million during the six months ended June 30, 2015, an increase of $3.6 million, or 13.9%, as compared to $26.1 million during the same period last year. The overall expense increase was primarily caused by increases of $6.0 million in commissions and personnel costs, $0.6 million in advertising and marketing expenses, $0.2 million in supplies and printing costs and $0.2 million in travel expenses, partially offset by an increase in deferred selling expenses of $3.6 million. The ratio of selling expenses to cemetery revenues was 30.3% during the six months ended June 30, 2015 as compared to 29.0% during the same period last year. The ratio gives some indication of how effectively the money we invest in selling efforts is translating into sales. However, the majority of our selling expenses are directly related to sales commissions and bonuses, which would be directly related to changes in the value of pre-need and at-need contracts written. As a result, we would expect this ratio to follow relatively consistent trends over the long-term.

General and administrative expenses were $18.5 million during the six months ended June 30, 2015, an increase of $2.0 million, or 12.1%, compared to $16.5 million during the same period last year. The majority of the increase was due to increases of $1.3 million in personnel costs and $0.7 million in insurance costs. General and administrative expenses are expensed as incurred and are not deferred. Accordingly, from a margin standpoint, the most effective gauge of measuring general and administrative expenses is as a ratio of segment level pre-need and at-need cemetery revenues. Changes in this ratio give an indication of our ability to manage and control our general and administrative costs relative to our overall cemetery operations. An increase in the ratio indicates that general and administrative percentage expense increases related to our cemetery properties exceeded percent increases in the value of contracts written, while a decrease in the ratio indicates that expense growth on a percentage basis did not exceed percentage increases in the value of contracts written. In the short-term, this ratio can be positively or negatively impacted by our acquisitions, including such factors as how long it takes us to fully implement our pre-need sales programs and whether there are any unanticipated costs. Over the long-term, we would expect this ratio to decrease slightly as many of the expenses in this category are fixed in nature. The ratio of general and administrative expenses to segment level pre-need and at-need cemetery revenues was 13.9% during the six months ended June 30, 2015 as compared to 14.8% during the same period last year.

Total corporate overhead was $18.8 million for the six months ended June 30, 2015, an increase of $4.8 million, or 34.5% compared to $14.0 million during the same period last year. The increase in corporate expenses was primarily attributable to increases of $2.1 million in professional fees, $1.0 million in personnel costs, $0.4 million in advertising expenses, $0.4 million in information technology costs, with the remainder attributable to increases in other general expense categories.

Depreciation and amortization was $5.9 million during the six months ended June 30, 2015, an increase of $1.0 million, or 20.8%, as compared to $4.9 million during the same period last year. The majority of the increase was attributable to acquired properties and amortization of the intangible assets relating to the lease and management agreements entered into during 2014.

Funeral home expenses were $24.3 million for the six months ended June 30, 2015, an increase of $5.6 million, or 29.8%, compared to $18.7 million during the same period last year. The increase was primarily attributable to segment based increases of $2.3 million in personnel costs, $1.4 million in merchandise costs, $0.6 million in other service and supplies costs, $0.5 million in facility costs, $0.4 million in general and administrative expenses, $1.0 million in expenses related to insurance sales. These key increases were partially offset by a $0.6 million increase in deferred funeral home expenses, with the remaining increase in other general costs.

Acquisition related costs were $0.7 million for the six months ended June 30, 2015, a decrease of $0.9 million, or 56.9%, as compared to $1.6 million during the same period last year. These costs may vary from period to period depending on the amount of acquisition activity that takes place.

Non-segment Allocated Results

As previously mentioned, certain statement of operations amounts are not allocated to segment operations. These amounts are those line items that can be found on our unaudited condensed consolidated statement of operations below operating profit (loss) and above net income (loss).

The table below summarizes these items and the changes between the six months ended June 30, 2015 and 2014:

	Six months ended June 30,
	2015	2014	Change ($)	Change (%)
	(in thousands)
Gain on acquisition	$—	$412	$(412)	-100.0%
Gain on settlement agreement, net	—	888	(888)	-100.0%
Interest expense	11,233	10,722	511	4.8%
Income tax expense (benefit)	$399	$(1,186)	$1,585	-133.6%

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

There was an increase in interest expense on amounts outstanding under the credit facility and an increase in discount accretion expense, primarily relating to the obligation for the lease and management agreements entered into in 2014 with the Archdiocese of Philadelphia. Average amounts outstanding under the credit facility were $133.3 million and $92.6 million during the six months ended June 30, 2015 and 2014, respectively.

We had an income tax expense of $0.4 million for the six months ended June 30, 2015, as compared to an income tax benefit of $1.2 million during the same period last year. Our effective tax rate differs from our statutory tax rate primarily because our legal entity structure includes different tax filing entities, including a significant number of partnerships that are not subject to paying tax.

Supplemental Data

The following table presents supplemental operating data for the periods presented:

	Three months ended June 30, 2015	Three months ended June 30, 2014	Six months ended June 30, 2015	Six months ended June 30, 2014
Operating Data:
Interments performed	14,024	12,188	28,636	23,501

Interment rights sold (1):
Lots	8,844	10,470	15,894	15,747
Mausoleum crypts (including pre-construction)	715	639	1,333	1,203
Niches	475	520	844	781

Net interment rights sold (1)	10,034	11,629	18,071	17,731

Number of contracts written	32,461	28,822	61,942	52,653
Aggregate contract amount, in thousands (excluding interest)	$90,204	$77,938	$168,508	$141,610
Average amount per contract (excluding interest)	$2,779	$2,704	$2,720	$2,689

Number of pre-need contracts written	15,729	14,331	29,430	26,259
Aggregate pre-need contract amount, in thousands (excluding interest)	$59,977	$52,249	$110,005	$94,011
Average amount per pre-need contract (excluding interest)	$3,813	$3,646	$3,738	$3,580

Number of at-need contracts written	16,732	14,491	32,512	26,394
Aggregate at-need contract amount, in thousands (excluding interest)	$30,227	$25,689	$58,503	$47,599
Average amount per at-need contract (excluding interest)	$1,807	$1,773	$1,799	$1,803

(1)	Net of cancellations. Sales of double-depth burial lots are counted as two sales.

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

Long-term Debt

7.875% Senior Notes due 2021

On May 28, 2013, we issued $175.0 million aggregate principal amount of 7.875% Senior Notes due 2021 (the “Senior Notes”). We pay 7.875% interest per annum on the principal amount of the Senior Notes, payable in cash semi-annually in arrears on June 1 and December 1 of each year, since December 1, 2013. The net proceeds from the offering were used to retire our previously outstanding $150.0 million aggregate principal amount of 10.25% Senior Notes due 2017 and the remaining proceeds were used for general corporate purposes. The Senior Notes were issued at 97.832% of par resulting in gross proceeds of $171.2 million with an original issue discount of approximately $3.8 million. We incurred debt issuance costs and fees of approximately $4.6 million. These costs and fees are deferred and are amortized over the life of the Senior Notes. As of June 30, 2015, we were in compliance with all applicable covenants of the Senior Notes.

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

At June 30, 2015, amounts outstanding under the Credit Facility bore interest at rates between 4.0% and 6.0%. The interest rates on the Credit Facility are calculated as follows:

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

As of June 30, 2015, we were in compliance with all applicable financial covenants.

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

Effective July 10, 2015, we entered into the First Amendment (the “First Amendment”) to the Credit Agreement to allow us to apply Net Cash Proceeds received from certain: (i) Dispositions of property by any Credit Party or any of its Subsidiaries, (ii) sales or issuances of Equity Interests by us or any of its

Subsidiaries and (iii) Extraordinary Receipts received by or paid to or for the account of any Credit Party or any of its Subsidiaries and not otherwise included in clause (i) and (ii) above that are required to be prepaid to the Lenders, to Acquisition Draws or Working Capital Draws, at the Company’s discretion. Prior to the execution of the First Amendment, the Credit Agreement required that the Net Cash Proceeds from the transactions described above be applied to Acquisition Draws before they could be applied to Working Capital Draws. We used the proceeds from the follow-on public offering in July 2015 to reduce our Working Capital Draws.

Amounts outstanding under our Credit Facility fluctuated during the six months ended June 30, 2015 and 2014. At the beginning of 2014, we had $114.0 million outstanding on our Credit Facility. During the first quarter of 2014, we reduced our borrowings on the Credit Facility by $36.6 million as we had borrowed $17.0 million prior to February 27, 2014 and then we used the net proceeds from our February 27, 2014 follow-on public offering and other available cash to repay $53.6 million of amounts outstanding on our Credit Facility. During the second quarter of 2014, we increased our borrowings on the Credit Facility by $1.0 million resulting in outstanding borrowings of $78.4 million at June 30, 2014. At the beginning of 2015, we had $110.9 million outstanding on our Credit Facility. During the first quarter of 2015, we increased our borrowings on the Credit Facility by a net $12.0 million. During the second quarter of 2015, we increased our borrowings on the Credit Facility by a net $29.0 million, resulting in outstanding borrowings of $151.9 million at June 30, 2015. The average amounts borrowed under our Credit Facility were $133.3 million and $92.6 million for the six months ended June 30, 2015 and 2014, respectively.

For a more detailed description of our long-term debt agreements, see our 2014 Form 10-K.

Corporate Office Lease

On June 5, 2015, the Company entered into a lease agreement for a new corporate office location in Trevose, Pennsylvania. Refer to Note 11 of our unaudited condensed consolidated financial statements in Item 1 of this Form 10-Q for a more detailed discussion.

Cash Flow from Operating Activities

Net cash flows provided by operating activities were $4.0 million during the six months ended June 30, 2015, compared to net cash flows provided by operating activities of $6.8 million during the same period last year. Factors contributing to the net decrease in cash flows were contributions to trust and less cash generated from accounts receivable, partially offset by less cash used for accounts payable.

Cash Flow from Investing Activities

Net cash used in investing activities was $7.3 million during the six months ended June 30, 2015 as compared to $114.0 million during the same period last year. Cash flows used for investing activities during the six months ended June 30, 2015 were for capital expenditures. Cash flows used for investing activities during the six months ended June 30, 2014 were $54.0 million for the acquisition of 13 cemeteries and 9 funeral homes, $53.0 million for up-front rent for the transaction with the Archdiocese of Philadelphia and $7.0 million for other capital expenditures.

Cash Flow from Financing Activities

Net cash flows provided by financing activities were $6.3 million during the six months ended June 30, 2015 as compared to $110.4 million during the same period last year. Cash flows provided by financing activities for the six months ended June 30, 2015 consisted of $42.6 million of net increases in long-term debt partially offset by cash distributions to unit holders of $36.3 million. Cash flows provided by financing activities for the six months ended June 30, 2014 consisted of $120.5 million of proceeds from our follow-on public offerings and $53.4 million of proceeds from our issuance of common units to ACII, partially offset by net repayments of long-term debt of $35.3 million, and cash distributions to unit holders of $28.2 million.

Capital Expenditures

The following table summarizes total maintenance capital expenditures and expansion capital expenditures, including expenditures for acquisitions described in Note 13 of our unaudited condensed consolidated financial statements in Item 1 of Part I of this Form 10-Q and the construction of mausoleums for the periods presented. Prior period expansion capital expenditures are higher as a result of acquisitions and lease and management agreements completed during the period.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Maintenance capital expenditures	$2,065	$2,774	$3,379	$4,104
Expansion capital expenditures	2,370	108,966	3,871	109,914

Total capital expenditures	$4,435	$111,740	$7,250	$114,018

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

Interest-Bearing Investments

Our fixed-income securities subject to market risk consist primarily of investments in our merchandise trusts and perpetual care trusts. As of June 30, 2015, the fair value of fixed-income securities in our merchandise trusts represented 4.1% of the fair value of total trust assets while the fair value of fixed-income securities in our perpetual care trusts represented 7.3% of the fair value of total trust assets. The aggregate quoted fair value of these fixed-income securities was $19.4 million and $24.2 million in merchandise trusts and perpetual care trusts, respectively, as of June 30, 2015. Each 1% change in interest rates on these fixed-income securities would result in changes of approximately $194,000 and $242,000 in the fair market value of the assets in our merchandise trusts and perpetual care trusts, respectively, based on discounted expected future cash flows. If these securities are held to maturity, no change in fair market value will be realized.

Our money market and other short-term investments subject to market risk consist primarily of investments in our merchandise trusts and perpetual care trusts. As of June 30, 2015, the fair value of money market and short-term investments in our merchandise trusts represented 3.9% of the fair value of total trust assets while the fair value of money market and short-term investments in our perpetual care trusts represented 4.0% of the fair value of total trust assets. The aggregate quoted fair value of these money market and short-term investments was $18.8 million and $13.1 million in the merchandise trusts and perpetual care trusts, respectively, as of June 30, 2015. Each 1% change in interest rates on these money market and short-term investments would result in changes of approximately $188,000 and $131,000 in the fair market value of the assets in our merchandise trusts and perpetual care trusts, respectively, based on discounted expected future cash flows.

Marketable Equity Securities

Our marketable equity securities subject to market risk consist primarily of investments held in our merchandise trusts and perpetual care trusts. These assets consist of investments in both individual equity securities as well as closed and open-ended mutual funds. As of June 30, 2015, the fair value of marketable equity securities in our merchandise trusts represented 11.2% of the fair value of total trust assets while the fair value of marketable equity securities in our perpetual care trusts represented 0.7% of total trust assets. The aggregate quoted fair market value of these marketable equity securities was $53.7 million and $2.4 million in our merchandise trusts and perpetual care trusts, respectively, as of June 30, 2015, based on final quoted sales prices. Each 10% change in the average market prices of the equity securities would result in a change of approximately $5.4 million and $0.2 million in the fair market value of securities held in the merchandise trusts and perpetual care trusts, respectively. As of June 30, 2015, the fair value of marketable closed and open-ended mutual funds in our merchandise trusts represented 78.1% of the fair value of total trust assets, 50.3% of which pertained to fixed-income mutual funds. As of June 30, 2015, the fair value of closed and open-ended mutual funds in our perpetual care trusts represented 88.1% of total trust assets, 63.4% of which pertained to fixed-income mutual funds. The aggregate quoted fair market value of these closed and open-ended mutual funds was $373.8 million and $292.4 million, respectively, in the merchandise trusts and perpetual care trusts as of June 30, 2015, based on final quoted sales prices, of which $241.1 million and $210.4 million, respectively, pertained to fixed-income mutual funds. Each 10% change in the average market prices of the closed and open-ended mutual funds would result in a change of approximately $37.4 million and $29.2 million in the fair market value of securities held in our merchandise trusts and perpetual care trusts, respectively.

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

Debt Instruments

Our Credit Facility bears interest at a floating rate, based on LIBOR, which is adjusted quarterly. This subjects us to increases in interest expense resulting from movements in interest rates. As of June 30, 2015, we had $151.9 million of borrowings outstanding under our Credit Facility. After these borrowings, our total available borrowing capacity under the Credit Facility is $28.1 million. The revolving credit facility provides for both acquisition draws, which are used primarily to finance acquisitions, acquisition related costs and mausoleum construction costs, and working capital draws, which are used to finance all other corporate costs. As of June 30, 2015, we had approximately $126.9 million of working capital draws, which are limited to a borrowing formula of 85% of eligible account receivables. This limit was $137.3 million at June 30, 2015. The amounts outstanding under the Credit Facility bore interest at rates between 4.0% and 6.0% at June 30, 2015.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and our Interim Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon, and as of the date of this evaluation, our Chief Executive Officer and our Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in “Part I, Item 1A. Risk Factors” in our 2014 Form 10-K, Current Report on Form 8-K filed with the SEC on July 6, 2015 and other reports that we file with the SEC, which could materially affect our business, financial condition or future results.

The risks described in the 2014 Form 10-K, Current Report on Form 8-K filed with the SEC on July 6, 2015 and other reports that we file with the SEC are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including the risks faced by us described in our 2014 Form 10-K, Current Report on Form 8-K filed with the SEC on July 6, 2015 and other reports that we file with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

10.1	First Amendment to Fourth Amended and Restated Credit Agreement, dated July 10, 2015, by and among StoneMor Operating LLC, its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.

10.2	General Release of Claims between Timothy K. Yost and StoneMor GP LLC, the general partner of StoneMor Partners L.P., dated May 18, 2015.

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors.

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of James M. Pippis, Interim Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith).

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of James M. Pippis, Interim Chief Financial Officer (furnished herewith).

101	Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of June 30, 2015, and December 31, 2014; (ii) Unaudited Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2015 and 2014; (iii) Unaudited Condensed Consolidated Statement of Partners’ Capital (Deficit); (iv) Unaudited Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2015 and 2014; and (v) Notes to the Unaudited Condensed Consolidated Financial Statements. Users of this data are advised that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of StoneMor Partners L.P.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STONEMOR PARTNERS L.P.
By: StoneMor GP LLC
its general partner

August 10, 2015	/s/ Lawrence Miller
Lawrence Miller
Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

August 10, 2015	/s/ James M. Pippis
James M. Pippis
Interim Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

10.1	First Amendment to Fourth Amended and Restated Credit Agreement, dated July 10, 2015, by and among StoneMor Operating LLC, its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.

10.2	General Release of Claims between Timothy K. Yost and StoneMor GP LLC, the general partner of StoneMor Partners L.P., dated May 18, 2015.

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors.

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of James M. Pippis, Interim Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith).

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of James M. Pippis, Interim Chief Financial Officer (furnished herewith).

101	Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of June 30, 2015, and December 31, 2014; (ii) Unaudited Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2015 and 2014; (iii) Unaudited Condensed Consolidated Statement of Partners’ Capital (Deficit); (iv) Unaudited Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2015 and 2014; and (v) Notes to the Unaudited Condensed Consolidated Financial Statements. Users of this data are advised that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of StoneMor Partners L.P.