Form 10-Q
period 2015-09-30
STONEMOR PARTNERS LP
filed 2015-11-09
CIK 1286131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

The number of the registrant’s outstanding common units at October 31, 2015 was 31,779,105.

Index – Form 10-Q

Part I – Financial Information

Item 1.	Financial Statements

StoneMor Partners L.P.

Condensed Consolidated Balance Sheet

(in thousands)

(unaudited)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$11,792	$10,401
Accounts receivable, net of allowance	66,099	62,503
Prepaid expenses	7,064	4,708
Other current assets	33,448	24,266

Total current assets	118,403	101,878

Long-term accounts receivable, net of allowance	93,273	89,536
Cemetery property	344,662	339,848
Property and equipment, net of accumulated depreciation	102,671	100,391
Merchandise trusts, restricted, at fair value	459,320	484,820
Perpetual care trusts, restricted, at fair value	311,781	345,105
Deferred financing costs, net of accumulated amortization	7,907	9,089
Deferred selling and obtaining costs	108,754	97,795
Deferred tax assets	42	40
Goodwill	64,048	58,836
Intangible assets	67,681	68,990
Other assets	3,158	3,136

Total assets	$1,681,700	$1,699,464

Liabilities and partners’ capital
Current liabilities:
Accounts payable and accrued liabilities	$37,448	$35,382
Accrued interest	4,868	1,219
Current portion, long-term debt	3,294	2,251

Total current liabilities	45,610	38,852

Other long-term liabilities	2,003	1,292
Obligation for lease and management agreements, net	9,307	8,767
Long-term debt	287,724	285,378
Deferred cemetery revenues, net	645,233	643,408
Deferred tax liabilities	17,815	17,708
Merchandise liability	158,592	150,192
Perpetual care trust corpus	311,781	345,105

Total liabilities	1,478,065	1,490,702

Commitments and contingencies
Partners’ capital (deficit)
General partner deficit	(8,612)	(5,113)
Common partners, 31,779 and 29,204 units outstanding as of September 30, 2015 and December 31, 2014, respectively	212,247	213,875

Total partners’ capital	203,635	208,762

Total liabilities and partners’ capital	$1,681,700	$1,699,464

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statement of Operations

(in thousands, except per unit data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenues:
Cemetery
Merchandise	$34,709	$37,812	$97,688	$98,452
Services	14,195	14,971	42,696	37,760
Investment and other	15,054	13,152	43,062	42,418
Funeral home
Merchandise	6,588	4,752	19,913	14,770
Services	7,654	7,487	23,083	20,694

Total revenues	78,200	78,174	226,442	214,094

Costs and expenses:
Cost of goods sold (exclusive of depreciation shown separately below):
Perpetual care	1,993	1,898	5,727	5,110
Merchandise	6,735	7,164	19,891	20,106
Cemetery expense	18,245	18,076	53,789	47,546
Selling expense	14,647	16,494	44,326	42,544
General and administrative expense	8,819	9,808	27,340	26,333
Corporate overhead (including $277 and $265 in unit-based compensation for the three months ended September 30, 2015 and 2014, and $824 and $802 for the nine months ended September 30, 2015 and 2014, respectively)	8,152	8,392	26,979	22,394
Depreciation and amortization	3,311	3,112	9,207	7,993
Funeral home expense
Merchandise	1,002	1,441	5,444	4,691
Services	5,432	5,522	16,728	15,023
Other	4,774	3,396	13,335	9,367
Acquisition related costs, net of recoveries	963	451	1,648	2,040

Total cost and expenses	74,073	75,754	224,414	203,147

Operating profit	4,127	2,420	2,028	10,947

Legal settlement	3,000	—	3,000	—
Gain on sale of funeral home	—	244	—	244
Gain on acquisitions	1,540	—	1,540	412
Gain on settlement agreement, net	—	—	—	888
Interest expense	5,669	5,268	16,902	15,990

Net loss before income taxes	(3,002)	(2,604)	(16,334)	(3,499)

Income tax expense (benefit)	400	664	799	(522)

Net loss	$(3,402)	$(3,268)	$(17,133)	$(2,977)

General partner’s interest in net loss for the period	$(42)	$(44)	$(227)	$(49)
Limited partners’ interest in net loss for the period	$(3,360)	$(3,224)	$(16,906)	$(2,928)

Net loss per limited partner unit (basic and diluted)	$(.11)	$(.11)	$(.56)	$(.11)

Weighted average number of limited partners’ units outstanding (basic and diluted)	31,491	29,018	30,011	25,712
Distributions declared per unit	$.650	$.610	$1.920	$1.810

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statement of

Partners’ Capital (Deficit)

(in thousands)

(unaudited)

	Partners’ Capital (Deficit)
	Common Unit Holders	General Partner	Total
Balance, December 31, 2014	$213,875	$(5,113)	$208,762

Proceeds from public offerings	67,871	—	67,871
Issuance of common units	4,331	—	4,331
Compensation related to unit awards	824	—	824
Net loss	(16,906)	(227)	(17,133)
Cash distributions	(53,417)	(3,272)	(56,689)
Unit distributions	(4,331)	—	(4,331)

Balance, September 30, 2015	$212,247	$(8,612)	$203,635

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

StoneMor Partners L.P.

Condensed Consolidated Statement of Cash Flows

(in thousands)

(unaudited)

	For the nine months ended September 30,
	2015	2014
Operating activities:
Net loss	$(17,133)	$(2,977)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cost of lots sold	7,506	7,181
Depreciation and amortization	9,207	7,993
Unit-based compensation	824	802
Accretion of debt discounts	2,207	2,127
Gain on acquisitions	(1,540)	(412)
Gain on sale of funeral home	—	(244)
Changes in assets and liabilities that provided cash:
Accounts receivable	(6,403)	(2,958)
Allowance for doubtful accounts	1,565	2,647
Merchandise trust fund	(33,403)	(26,547)
Prepaid expenses	(2,356)	(2,913)
Other current assets	(9,128)	(1,019)
Other assets	(67)	(1,397)
Accounts payable and accrued and other liabilities	5,550	7,382
Deferred selling and obtaining costs	(10,959)	(6,855)
Deferred cemetery revenue	60,572	45,475
Deferred taxes (net)	106	(1,254)
Merchandise liability	5,482	(3,793)

Net cash provided by operating activities	12,030	23,238

Investing activities:
Cash paid for cemetery property	(6,022)	(4,692)
Purchase of subsidiaries	(13,100)	(54,000)
Consideration for lease and management agreements	—	(53,000)
Proceeds from divestiture of funeral home	—	297
Cash paid for property and equipment	(5,011)	(6,430)

Net cash used in investing activities	(24,133)	(117,825)

Financing activities:
Cash distributions	(56,689)	(45,297)
Additional borrowings on long-term debt	102,323	63,365
Repayments of long-term debt	(99,945)	(86,788)
Proceeds from public offerings	67,871	120,345
Proceeds from issuance of common units	—	53,237
Cost of financing activities	(66)	(275)

Net cash provided by financing activities	13,494	104,587

Net increase in cash and cash equivalents	1,391	10,000
Cash and cash equivalents - Beginning of period	10,401	12,175

Cash and cash equivalents - End of period	$11,792	$22,175

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$10,918	$10,303
Cash paid during the period for income taxes	$4,167	$3,536
Non-cash investing and financing activities:
Acquisition of assets by financing	$593	$251
Acquisition of asset by assumption of directly related liability	$876	$8,368

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

1.	NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

StoneMor Partners L.P. (“StoneMor”, the “Company” or the “Partnership”) is a provider of funeral and cemetery products and services in the death care industry in the United States. Through its subsidiaries, StoneMor offers a complete range of funeral merchandise and services, along with cemetery property, merchandise and services, both at the time of need and on a pre-need basis. As of September 30, 2015, the Partnership operated 306 cemeteries in 27 states and Puerto Rico, of which 275 are owned and 31 are operated under lease, management or operating agreements. The Partnership also owned and operated 103 funeral homes in 19 states and Puerto Rico.

Basis of Presentation

The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All interim financial data is unaudited. However, in the opinion of management, the interim financial data as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for a full year. The December 31, 2014 condensed consolidated balance sheet data was derived from audited financial statements included in the Company’s 2014 Annual Report on Form 10-K (“2014 Form 10-K”), but does not include all disclosures required by GAAP, which are presented in the Company’s 2014 Form 10-K.

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

New Accounting Pronouncements

In the second quarter of 2014, the Financial Accounting Standards Board issued Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which supersedes the revenue recognition requirements in “Topic 605 - Revenue Recognition” and most industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. During the third quarter of 2015, Update No. 2015-14, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2015-14”) was released, deferring the effective date of the amendments to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted, only as of an annual reporting period beginning after December 15, 2016. The Company is currently in the process of evaluating the potential impact of these updates on its financial statements.

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

In the second quarter of 2015, the Financial Accounting Standards Board issued Update No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which changes the presentation of debt issuance costs. During the third quarter of 2015, Update No. 2015-15, “Interest - Imputation of Interest (Subtopic 835-30) (“ASU 2015-15”) was released clarifying the treatment of debt issuance costs associated with line-of-credit arrangements. ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. AUS 2015-15 allows the deferral and presentation of debt issuance costs pertaining to line-of-credit arrangements as an asset. The amendments in the update are effective for annual reporting periods beginning after December 15, 2015, including interim periods within those reporting periods. Early application is permitted. The Company is currently in the process of evaluating the potential impact of these updates on its financial statements.

In the third quarter of 2015, the Financial Accounting Standards Board issued Update No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). ASU 2015-16 requires that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments are effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company is currently in the process of evaluating the potential impact of this update on its financial statements.

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

2.	LONG-TERM ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

Long-term accounts receivable, net, consists of the following:

	As of
	September 30, 2015	December 31, 2014
	(in thousands)
Customer receivables	$203,200	$194,537
Unearned finance income	(20,125)	(20,360)
Allowance for contract cancellations	(23,703)	(22,138)

	159,372	152,039
Less: current portion, net of allowance	66,099	62,503

Long-term portion, net of allowance	$93,273	$89,536

Activity in the allowance for contract cancellations is as follows:

	For the nine months ended September 30,
	2015	2014
	(in thousands)
Balance - Beginning of period	$22,138	$20,275
Provision for cancellations	19,054	17,080
Charge-offs - net	(17,489)	(13,610)

Balance - End of period	$23,703	$23,745

There have been no changes to the Company’s long-term accounts receivable accounting policies since the filing of the Company’s 2014 Form 10-K.

3.	CEMETERY PROPERTY

Cemetery property consists of the following:

	As of
	September 30, 2015	December 31, 2014
	(in thousands)
Developed land	$82,048	$79,058
Undeveloped land	172,610	172,238
Mausoleum crypts and lawn crypts	78,879	78,524
Other land	11,125	10,028

Total	$344,662	$339,848

4.	PROPERTY AND EQUIPMENT

Major classes of property and equipment follow:

	As of
	September 30, 2015	December 31, 2014
	(in thousands)
Building and improvements	$114,673	$108,178
Furniture and equipment	51,947	49,290

	166,620	157,468
Less: accumulated depreciation	(63,949)	(57,077)

Property and equipment - net	$102,671	$100,391

Depreciation expense was $2.8 million and $7.5 million for the three and nine months ended September 30, 2015, respectively, as compared to $2.5 million and $6.5 million during the same periods last year.

5.	MERCHANDISE TRUSTS

At September 30, 2015, the Company’s merchandise trusts consisted of the following types of assets:

•	Money market funds that invest in low risk short term securities;

•	Publicly traded mutual funds that invest in underlying debt securities;

•	Publicly traded mutual funds that invest in underlying equity securities;

•	Equity investments primarily in securities that are currently paying dividends or distributions. These investments include Master Limited Partnerships and global equity securities;

•	Fixed maturity debt securities issued by various corporate entities; and

•	Fixed maturity debt securities issued by U.S. states and local government agencies.

•	Certain assets related to the July 21, 2015 and August 6, 2015 acquisitions of Gloria Weiss Realty, LLC and Herr Funeral Homes, LTD respectively (see Note 13). According to the terms of the agreement, the seller was required to liquidate the holdings of the related trusts upon closing and forward the proceeds to the Company as soon as practicable. As of September 30, 2015, the Company has not received all of these amounts. Accordingly, a portion of the assets are shown in a single line item in the disclosures below as “Assets acquired via acquisition” and the cost basis and fair value of such assets are based upon preliminary estimates that the Company is required to make in accordance with Accounting Topic 805.

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

The Company has included $8.1 million and $8.3 million of investments held in trust by the West Virginia Funeral Directors Association at September 30, 2015 and December 31, 2014, respectively, in its merchandise trust assets. As required by law, the Company deposits a portion of certain funeral merchandise sales in West Virginia into a trust that is held by the West Virginia Funeral Directors Association. These trusts are recorded at their account value, which approximates their fair value.

The cost and market value associated with the assets held in the merchandise trusts at September 30, 2015 and December 31, 2014 were as follows:

As of September 30, 2015	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Short-term investments	$27,125	$—	$—	$27,125
Fixed maturities:
U.S. State and local government agency	81	10	—	91
Corporate debt securities	12,550	25	(880)	11,695
Other debt securities	7,177	—	(9)	7,168

Total fixed maturities	19,808	35	(889)	18,954

Mutual funds - debt securities	260,872	33	(28,666)	232,239
Mutual funds - equity securities	145,260	9	(27,011)	118,258

Equity securities	60,169	340	(14,796)	45,713
Other invested assets	7,046	152	—	7,198

Total managed investments	$520,280	$569	$(71,362)	$449,487

Assets acquired via acquisition	1,722	—	—	1,722
West Virginia Trust Receivable	8,111	—	—	8,111

Total	$530,113	$569	$(71,362)	$459,320

As of December 31, 2014	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Short-term investments	$52,521	$—	$—	$52,521
Fixed maturities:
U.S. State and local government agency	270	—	(1)	269
Corporate debt securities	9,400	23	(447)	8,976
Other debt securities	7,157	—	(18)	7,139

Total fixed maturities	16,827	23	(466)	16,384

Mutual funds - debt securities	150,477	869	(8,666)	142,680
Mutual funds - equity securities	167,353	12,568	(463)	179,458

Equity securities	81,639	4,167	(5,507)	80,299
Other invested assets	5,400	—	(241)	5,159

Total managed investments	$474,217	$17,627	$(15,343)	$476,501

West Virginia Trust Receivable	8,319	—	—	8,319

Total	$482,536	$17,627	$(15,343)	$484,820

The contractual maturities of debt securities as of September 30, 2015 are presented below:

As of September 30, 2015	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
	(in thousands)
U.S. State and local government agency	$—	$44	$45	$2
Corporate debt securities	—	8,290	3,405	—
Other debt securities	2,136	5,032	—	—

Total fixed maturities	$2,136	$13,366	$3,450	$2

Temporary Declines in Fair Value

The Company evaluates declines in fair value below cost of each individual asset held in the merchandise trusts on a quarterly basis.

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at September 30, 2015 and December 31, 2014 is presented below:

	Less than 12 months		12 Months or more		Total		Number of Securities in Loss Position
As of September 30, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands, except number of securities data)
Fixed maturities:
Corporate debt securities	$6,277	$254	$4,641	$626	$10,918	$880	64
Other debt securities	160	—	6,374	9	6,534	9	11

Total fixed maturities	6,437	254	11,015	635	17,452	889	75

Mutual funds - debt securities	20,308	1,896	208,471	26,770	228,779	28,666	45
Mutual funds - equity securities	105,814	24,292	12,382	2,719	118,196	27,011	9
Equity securities	22,291	5,088	20,096	9,708	42,387	14,796	89

Total	$154,850	$31,530	$251,964	$39,832	$406,814	$71,362	218

	Less than 12 months		12 Months or more		Total		Number of Securities in Loss Position
As of December 31, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands, except number of securities data)
Fixed maturities:
U.S. State and local government agency	$143	$1	$—	$—	$143	$1	3
Corporate debt securities	5,905	342	1,506	105	7,411	447	58
Other debt securities	2,370	8	4,769	10	7,139	18	13

Total fixed maturities	8,418	351	6,275	115	14,693	466	74

Mutual funds - debt securities	32,072	1,039	95,629	7,627	127,701	8,666	34
Mutual funds - equity securities	4,147	463	—	—	4,147	463	2
Equity securities	44,563	4,641	3,909	866	48,472	5,507	60
Other invested assets	—	—	4,881	241	4,881	241	1

Total	$89,200	$6,494	$110,694	$8,849	$199,894	$15,343	171

There were 218 and 171 securities in an unrealized loss position in merchandise trusts as of September 30, 2015 and December 31, 2014, respectively, of which 102 and 39, respectively, were in an unrealized loss position for more than twelve months. For all securities in an unrealized loss position, the Company evaluated the severity of the impairment, the length of time that a security has been in a loss position, and the security’s performance relative to the overall performance for the sector in which the security resides, and has concluded the decline in fair value below the asset’s cost was temporary in nature. In addition, the Company is not aware of any circumstances that would prevent the future market value recovery for these securities.

Other-Than-Temporary Impairment of Trust Assets

During the three months ended September 30, 2015, the Company determined that there were no other than temporary impairments to the investment portfolio in the merchandise trusts. During the nine months ended September 30, 2015, the Company determined that there were two securities with an aggregate cost basis of approximately $0.6 million and an aggregate fair value of approximately $0.4 million, resulting in an impairment of $0.2 million, wherein such impairment was considered to be other-than-temporary. During the nine months ended September 30, 2014, the Company determined that there were two securities with an aggregate cost basis of approximately $0.2 million and an aggregate fair value of approximately $0.1 million, resulting in an impairment of $0.1 million, wherein such impairment was considered to be other-than-temporary. Accordingly, the Company adjusted the cost basis of these assets to their current value and offset this change against deferred revenue. This reduction in deferred revenue will be reflected in earnings in future periods as the underlying merchandise is delivered or the underlying service is performed.

A reconciliation of the Company’s merchandise trust activities for the nine months ended September 30, 2015 is presented below:

Fair Value at 12/31/2014	Contributions	Distributions	Interest/ Dividends	Capital Gain Distributions	Realized Net Gain/ (Loss) (1)	Taxes	Fees	Unrealized Change in Fair Value	Fair Value at 9/30/2015
(in thousands)
$484,820	60,875	(34,477)	13,642	(738)	14,190	(3,441)	(2,474)	(73,077)	$459,320

(1)	Includes $4.2 million representing the net effect of other-than-temporary impairment charges and the release of previously realized impairment charges, as a result of sales and maturities of impaired securities.

The Company made net contributions into the trusts of approximately $26.4 million during the nine months ended September 30, 2015. During the nine months ended September 30, 2015, purchases and sales of securities available for sale included in trust investments were approximately $508.1 million and $489.6 million, respectively. Contributions include $12.1 million of assets that were acquired through acquisitions during the nine months ended September 30, 2015.

6.	PERPETUAL CARE TRUSTS

At September 30, 2015, the Company’s perpetual care trusts consisted of the following types of assets:

•	Money market funds that invest in low risk short term securities;

•	Publicly traded mutual funds that invest in underlying debt securities;

•	Publicly traded mutual funds that invest in underlying equity securities;

•	Equity investments that are currently paying dividends or distributions. These investments include Master Limited Partnerships and global equity securities;

•	Fixed maturity debt securities issued by various corporate entities;

•	Fixed maturity debt securities issued by the U.S. Government and U.S. Government agencies; and

•	Fixed maturity debt securities issued by U.S. states and local government agencies.

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

The cost and market value associated with the assets held in the perpetual care trusts at September 30, 2015 and December 31, 2014 were as follows:

As of September 30, 2015	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Short-term investments	$14,455	$—	$—	$14,455
Fixed maturities:
U.S. Government and federal agency	101	12	—	113
U.S. State and local government agency	27	—	—	27
Corporate debt securities	23,953	105	(1,381)	22,677
Other debt securities	371	—	—	371

Total fixed maturities	24,452	117	(1,381)	23,188

Mutual funds - debt securities	229,047	1,572	(20,282)	210,337
Mutual funds - equity securities	71,177	1,082	(10,965)	61,294

Equity securities	1,927	407	(47)	2,287
Other invested assets	220	—	—	220

Total	$341,278	$3,178	$(32,675)	$311,781

As of December 31, 2014	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Short-term investments	$26,644	$—	$—	$26,644
Fixed maturities:
U.S. Government and federal agency	100	16	—	116
U.S. State and local government agency	78	1	—	79
Corporate debt securities	24,275	104	(913)	23,466
Other debt securities	371	—	—	371

Total fixed maturities	24,824	121	(913)	24,032

Mutual funds - debt securities	128,735	379	(5,220)	123,894
Mutual funds - equity securities	103,701	23,003	(1,268)	125,436

Equity securities	30,617	14,704	(247)	45,074
Other invested assets	25	—	—	25

Total	$314,546	$38,207	$(7,648)	$345,105

The contractual maturities of debt securities as of September 30, 2015 were as follows:

As of September 30, 2015	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
	(in thousands)
U.S. Government and federal agency	$—	$113	$—	$—
U.S. State and local government agency	27	—	—	—
Corporate debt securities	256	15,888	6,515	18
Other debt securities	371	—	—	—

Total fixed maturities	$654	$16,001	$6,515	$18

Temporary Declines in Fair Value

The Company evaluates declines in fair value below cost of each individual asset held in the perpetual care trusts on a quarterly basis.

An aging of unrealized losses on the Company’s investments in fixed maturities and equity securities at September 30, 2015 and December 31, 2014 is presented below:

	Less than 12 months		12 Months or more		Total		Number of Securities in Loss Position
As of September 30, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands, except number of securities data)
Fixed maturities:
Corporate debt securities	$9,916	$455	$7,549	$926	$17,465	$1,381	68

Total fixed maturities	9,916	455	7,549	926	17,465	1,381	68

Mutual funds - debt securities	95,075	5,115	112,826	15,167	207,901	20,282	40
Mutual funds - equity securities	43,893	10,965	—	—	43,893	10,965	4
Equity securities	186	30	47	17	233	47	6

Total	$149,070	$16,565	$120,422	$16,110	$269,492	$32,675	118

	Less than 12 months		12 Months or more		Total		Number of Securities in Loss Position
As of December 31, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands, except number of securities data)
Fixed maturities:
Corporate debt securities	$14,434	$798	$2,519	$115	$16,953	$913	83

Total fixed maturities	14,434	798	2,519	115	16,953	913	83

Mutual funds - debt securities	30,345	768	86,814	4,452	117,159	5,220	31
Mutual funds - equity securities	13,035	1,268	—	—	13,035	1,268	5
Equity securities	3,866	245	620	2	4,486	247	29

Total	$61,680	$3,079	$89,953	$4,569	$151,633	$7,648	148

There were 118 and 148 securities in an unrealized loss position in perpetual care trusts as of September 30, 2015 and December 31, 2014, respectively, of which 55 and 20, respectively, were in an unrealized loss position for more than twelve months. For all securities in an unrealized loss position, the Company evaluated the severity of the impairment, the length of time that a security has been in a loss position, and the security’s performance relative to the overall performance for the sector in which the security resides, and has concluded the decline in fair value below the asset’s cost was temporary in nature. In addition, the Company is not aware of any circumstances that would prevent the future market value recovery for these securities.

Other-Than-Temporary Impairment of Trust Assets

During the three and nine months ended September 30, 2015 and during the three months ended September 30, 2014, the Company determined that there were no other than temporary impairments to the investment portfolio in the perpetual care trusts. During the nine months ended September 30, 2014, the Company determined that there were 2 securities with an aggregate cost basis of approximately $1.3 million and an aggregate fair value of approximately $0.8 million, resulting in an impairment of $0.5 million, wherein such impairment was considered to be other-than-temporary. Accordingly, the Company adjusted the cost basis of these assets to their current value and offset this change against the liability for perpetual care trust corpus.

A reconciliation of the Company’s perpetual care trust activities for the nine months ended September 30, 2015 is presented below:

Fair Value at 12/31/2014	Contributions	Distributions	Interest/ Dividends	Capital Gain Distributions	Realized Net Gain/ (Loss) (1)	Taxes	Fees	Unrealized Change in Fair Value	Fair Value at 9/30/2015
(in thousands)
$345,105	12,058	(10,254)	13,236	41	13,942	(637)	(1,654)	(60,056)	$311,781

(1)	Includes $12.0 million representing the net effect of other-than-temporary impairment charges and the release of previously realized impairment charges, as a result of sales and maturities of impaired securities.

The Company made net contributions from the trusts of approximately $1.8 million during the nine months ended September 30, 2015. During the nine months, ended September 30, 2015, purchases and sales of securities available for sale included in trust investments were approximately $326.9 million and $320.2 million, respectively. Contributions include $3.6 million of assets that were acquired through acquisitions during the nine months ended September 30, 2015.

7.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in acquisitions.

There have been no changes in the goodwill balance during the period and a summary by reportable segment is as follows:

	Cemeteries			Funeral Homes	Total
	Southeast	Northeast	West
	(in thousands)
Balance as of December 31, 2014	$8,950	$3,288	$11,948	$34,650	$58,836
Goodwill acquired from acquisitions during 2015	—	—	—	5,212	5,212

Balance as of September 30, 2015	$8,950	$3,288	$11,948	$39,862	$64,048

Other Acquired Intangible Assets

The Company has other acquired intangible assets, most of which have been recognized as a result of acquisitions and long-term lease, management and operating agreements. All of the intangible assets are amortized as a component of depreciation and amortization in the unaudited condensed consolidated statement of operations. The major classes of intangible assets are as follows:

	As of September 30, 2015			As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net Intangible Asset
	(in thousands)
Amortized intangible assets:
Lease and management agreements	$59,758	$(1,328)	$58,430	$59,758	$(581)	$59,177
Underlying contract value	6,239	(975)	5,264	6,239	(858)	5,381
Non-compete agreements	5,576	(2,860)	2,716	5,250	(2,126)	3,124
Other intangible assets	1,439	(168)	1,271	1,439	(131)	1,308

Total intangible assets	$73,012	$(5,331)	$67,681	$72,686	$(3,696)	$68,990

See Note 7 of the Company’s 2014 Form 10-K for a discussion of the Company’s intangible assets, including its contract-based intangible asset pertaining to the lease and management agreements with the Archdiocese of Philadelphia.

8.	LONG-TERM DEBT

The Company had the following outstanding debt:

	As of
	September 30, 2015	December 31, 2014
	(in thousands)
7.875% Senior Notes, due June 2021	$175,000	$175,000
Credit Facility, due December 2019:
Working Capital Draws	75,000	85,902
Acquisition Draws	38,500	25,000
Notes payable - acquisition debt	732	861
Notes payable - acquisition non-competes	1,894	2,765
Insurance and vehicle financing	3,006	1,632

Total	294,132	291,160
Less current portion	3,294	2,251
Less unamortized bond and note payable discounts	3,114	3,531

Long-term portion	$287,724	$285,378

This note includes a summary of material terms of the Company’s senior notes and revolving credit facility. For a more detailed description of the Company’s long-term debt agreements, see the Company’s 2014 Form 10-K.

7.875% Senior Notes due 2021

On May 28, 2013, the Company issued $175.0 million aggregate principal amount of 7.875% Senior Notes due 2021 (the “Senior Notes”). The Company pays 7.875% interest per annum on the principal amount of the Senior Notes, payable in cash semi-annually in arrears on June 1 and December 1 of each year, since December 1, 2013. The net proceeds from the offering were used to retire a $150.0 million aggregate principal amount of 10.25% Senior Notes due 2017 and the remaining proceeds were used for general corporate purposes. The Senior Notes were issued at 97.832% of par resulting in gross proceeds of $171.2 million with an original issue discount of approximately $3.8 million. The Company incurred debt issuance costs and fees of approximately $4.6 million. These costs and fees are deferred and are amortized over the life of the Senior Notes. Based on trades made on September 30, 2015, the Company has estimated the fair value of its Senior Notes to be in excess of par and trading at a premium of 3.0%, which would imply a fair value of $180.3 million at September 30, 2015. The Senior Notes are valued using Level 2 inputs as defined by the Fair Value Measurements and Disclosures topic of the ASC in Note 15. As of September 30, 2015, the Company was in compliance with all applicable covenants of the Senior Notes.

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

At September 30, 2015, amounts outstanding under the Credit Facility bore interest at rates of approximately 4.1%. The interest rates on the Credit Facility are calculated as follows:

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

The Credit Agreement provides that two types of draws are permitted with respect to the Credit Facility: Acquisition Draws and Working Capital Draws. The proceeds of Acquisition Draws may be utilized by the Borrowers to finance Permitted Acquisitions, the purchase and construction of mausoleums and related costs or the net amount of Merchandise Trust deposits made after the Closing Date under the Credit Agreement, irrespective of whether such amounts relate to new or existing cemeteries or funeral homes. The proceeds of Working Capital Draws, Letters of Credit and Swing Line Loans may be utilized by the Borrowers to finance working capital requirements, Capital Expenditures and for other general corporate purposes. The borrowing of Working Capital Advances is subject to a borrowing formula of 85% of Eligible Receivables. This limit was $135.5 million at September 30, 2015.

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

As of September 30, 2015, there were $113.5 million of outstanding borrowings under the Credit Facility. The Credit Facility approximates fair value as it consists of multiple current LIBOR borrowings with maturities of 90 days or less, with amounts that can be rolled-over or reborrowed at market rates. It is valued using Level 2 inputs. As of September 30, 2015, the Company complied with all applicable financial covenants.

The Company routinely incurs debt financing costs and fees when borrowing under, or making amendments to, the Credit Facility. These costs and fees are deferred and are amortized over the life of the Credit Facility.

9.	INCOME TAXES

As of September 30, 2015, the Company’s taxable corporate subsidiaries had federal net operating loss carryforwards of approximately $223.1 million, which will begin to expire in 2017 and $272.0 million in state net operating loss carryforwards, a portion of which expires annually.

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

The provision for income taxes for the nine months ended September 30, 2015 and 2014 is based upon the estimated annual effective tax rates expected to be applicable to the Company for 2015 and 2014, respectively. The Company’s effective tax rate differs from its statutory tax rate primarily because the Company’s legal entity structure includes different tax filing entities, including a significant number of partnerships that are not subject to paying tax.

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

10.	DEFERRED CEMETERY REVENUES, NET

At September 30, 2015 and December 31, 2014, deferred cemetery revenues, net, consisted of the following:

	As of
	September 30, 2015	December 31, 2014
	(in thousands)
Deferred cemetery revenue	$517,840	$456,632
Deferred merchandise trust revenue	128,779	104,717
Deferred merchandise trust unrealized gains (losses)	(70,793)	2,284
Deferred pre-acquisition margin	140,389	140,378
Deferred cost of goods sold	(70,982)	(60,603)

Deferred cemetery revenues, net	$645,233	$643,408

Deferred selling and obtaining costs	$108,754	$97,795

Deferred selling and obtaining costs are carried as an asset on the unaudited condensed consolidated balance sheet in accordance with the Financial Services – Insurance topic of ASC 944.

11.	COMMITMENTS AND CONTINGENCIES

Legal

During the third quarter of 2015, the Company recorded a charge pertaining to a legal settlement of a Fair Labor Standards Act claim. This $3.0 million amount is recorded under “Legal settlement” on the Consolidated Statement of Operations and consists of a charge for the settlement amount and legal fees related to the case.

The Company is party to legal proceedings in the ordinary course of its business but does not expect the outcome of any proceedings, individually or in the aggregate, to have a material effect on the Company’s financial position, results of operations or liquidity.

Leases

At September 30, 2015, the Company was committed to operating lease payments for premises, automobiles and office equipment under various operating leases with initial terms ranging from one to twenty-four years and options to renew at varying terms. Expenses under these operating leases were $0.9 million and $2.4 million for the three and nine months ended September 30, 2015, respectively, and $0.5 million and $1.7 million for the three and nine months ended September 30, 2014, respectively.

On June 5, 2015, the Company entered into a lease agreement for a new corporate office location in Trevose, Pennsylvania. The lease term will commence on February 1, 2016 and will expire on July 31, 2028, with certain contractual renewal options. The Company does not expect this new lease to have a significant impact on its cash flows.

The operating leases will result in future payments in the following approximate amounts from September 30, 2015 and beyond:

(in thousands)
2015	$812
2016	3,087
2017	3,292
2018	3,205
2019	2,885
2020	1,691
Thereafter	10,471

Total	$25,443

Other

See Note 13 of the Company’s 2014 Form 10-K for a discussion of the Company’s future commitments related to its agreements with the Archdiocese of Philadelphia.

12.	PARTNERS’ CAPITAL

The table below reflects the activity relating to the number of common units outstanding for the nine months ended September 30, 2015:

Nine months ended September 30, 2015
Outstanding, beginning of period	29,203,595
Public offerings	2,415,000
Unit distributions	152,879
Unit-based compensation	7,631

Outstanding, end of period	31,779,105

Unit-Based Compensation

The Company has issued to certain key employees, management, and directors unit-based compensation in the form of unit appreciation rights and restricted phantom partnership units.

Compensation expense recognized related to unit appreciation rights and restricted phantom unit awards for the three and nine months ended September 30, 2015 and 2014 are summarized in the table below:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Unit appreciation rights	$15	$21	$55	$60
Restricted phantom units	262	244	769	742

Total unit-based compensation expense	$277	$265	$824	$802

As of September 30, 2015, there was approximately $0.1 million in non-vested unit appreciation rights expense outstanding. These unit appreciation rights will be expensed through 2018.

The diluted weighted average number of limited partners’ units outstanding presented on the unaudited condensed consolidated statement of operations does not include 192,482 and 187,640 units for the three and nine months ended September 30, 2015, respectively, and 180,959 and 179,929 units for the three and nine months ended September 30, 2014, as their effects would be anti-dilutive.

During the nine months ended September 30, 2015, 7,631 common units were issued under the StoneMor Partners L.P. Long-Term Incentive Plans. See Note 11 of the Company’s 2014 Form 10-K for a description of the Company’s Long-Term Incentive Plan, as amended.

Other Unit Issuances

On July 10, 2015, the Company completed a follow-on public offering of 2,415,000 common units at a public offering price of $29.63 per unit. Net proceeds of the offering, after deducting underwriting discounts and offering expenses, were approximately $67.9 million. The proceeds were used to pay down outstanding indebtedness under our Credit Facility.

Pursuant to a Common Unit Purchase Agreement, dated May 19, 2014, by and between the Company and American Cemeteries Infrastructure Investors, LLC, a Delaware limited liability company (“ACII”), the Company issued 54,622, 49,911 and 48,346 common units to ACII in lieu of cash distributions of approximately $1.4 million, $1.4 million and $1.5 million on February 16, 2015, May 15, 2015 and August 14, 2015, respectively. Refer to the Company’s 2014 Form 10-K, Note 17, for a detailed discussion of the Common Unit Purchase Agreement.

13.	ACQUISITIONS

Third Quarter 2015 Acquisitions

On July 21, 2015, certain subsidiaries of the Company (collectively the “Buyer”) entered into an Asset Purchase and Sale Agreement with Gloria Weiss Realty, LLC. (the “Seller”). Pursuant to the Agreement, the Buyer acquired one funeral home in Florida, including certain related assets, and assumed certain related liabilities. In consideration for the net assets acquired, the Buyer paid the Seller $0.9 million in cash.

The table below reflects the Company’s preliminary assessment of the fair value of net assets acquired and the resulting goodwill from purchase. These amounts may be retrospectively adjusted as additional information is received. The acquired goodwill is recorded in the Company’s Funeral Homes operating segment.

Preliminary Assessment
(in thousands)
Assets:
Accounts receivable	$313
Property and equipment	24
Merchandise trusts, restricted, at fair value	1,211

Total assets	1,548

Liabilities:
Deferred margin	200
Merchandise liabilities	1,424

Total liabilities	1,624

Fair value of net assets acquired	(76)

Consideration paid	900

Goodwill from purchase	$976

On August 6, 2015, certain subsidiaries of the Company (collectively the “Buyer”) entered into an Asset Purchase and Sale Agreement with Herr Funeral Homes, LTD and Sunset Hill Memorial Estates, LTD. (the “Sellers”). Pursuant to the Agreement, the Buyer acquired three funeral homes and one cemetery in Illinois, including certain related assets, and assumed certain related liabilities. In consideration for the net assets acquired, the Buyer paid the Sellers $5.7 million in cash.

The table below reflects the Company’s preliminary assessment of the fair value of net assets acquired and the resulting gain on bargain purchase. These amounts may be retrospectively adjusted as additional information is received.

Preliminary Assessment
(in thousands)
Assets:
Accounts receivable	$62
Cemetery and funeral home property	3,180
Property and equipment	2,317
Merchandise trusts, restricted, at fair value	511
Perpetual care trusts, restricted, at fair value	2,032
Intangible assets	150

Total assets	8,252

Liabilities:
Deferred margin	139
Merchandise liabilities	128
Perpetual care trust corpus	2,032

Total liabilities	2,299

Fair value of net assets acquired	5,953

Consideration paid	5,700

Gain on bargain purchase	$253

On August 20, 2015, certain subsidiaries of the Company (collectively the “Buyer”) entered into an Asset Purchase and Sale Agreement with Bronze Stone, LLC (the “Seller”). Pursuant to the Agreement, the Buyer acquired two cemeteries in Illinois, including certain related assets, and assumed certain related liabilities. In consideration for the net assets acquired, the Buyer paid the Seller $1.5 million in cash.

The table below reflects the Company’s preliminary assessment of the fair value of net assets acquired and the resulting gain on bargain purchase. These amounts may be retrospectively adjusted as additional information is received.

Preliminary Assessment
(in thousands)
Assets:
Accounts receivable	$158
Cemetery property	1,355
Property and equipment	400
Merchandise trusts, restricted, at fair value	1,999
Perpetual care trusts, restricted, at fair value	1,541
Intangible assets	33

Total assets	5,486

Liabilities:
Deferred margin	602
Merchandise liabilities	556
Perpetual care trust corpus	1,541

Total liabilities	2,699

Fair value of net assets acquired	2,787

Consideration paid	1,500

Gain on bargain purchase	$1,287

On August 31, 2015, certain subsidiaries of the Company (collectively the “Buyer”) entered into an Asset Purchase and Sale Agreement with Vista Funeral Home, Inc. (the “Seller”). Pursuant to the Agreement, the Buyer acquired one funeral home in Florida, including certain related assets, and assumed certain related liabilities. In consideration for the net assets acquired, the Buyer paid the Seller $5.0 million in cash and an additional $1.0 million will be paid in five equal annual installments. The Company has recorded the deferred cash payment as a liability to “Other long-term liabilities” on its balance sheet at its estimated fair value of $0.9 million.

The table below reflects the Company’s preliminary assessment of the fair value of net assets acquired and the resulting goodwill from purchase. These amounts may be retrospectively adjusted as additional information is received. The acquired goodwill is recorded in the Company’s Funeral Homes operating segment.

Preliminary Assessment
(in thousands)
Assets:
Accounts receivable	$1,961
Funeral home property	600
Property and equipment	1,464
Merchandise trusts, restricted, at fair value	8,380
Intangible assets	143
Other assets	56

Total assets	12,604

Liabilities:
Deferred margin	2,275
Merchandise liabilities	8,689

Total liabilities	10,964

Fair value of net assets acquired	1,640

Consideration paid	5,000
Deferred cash consideration	876

Goodwill from purchase	$4,236

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

If the transactions noted above had been consummated at the beginning of the comparable prior annual reporting period, on a pro forma basis, for the three and nine months ended September 30, 2015 and 2014, consolidated revenues, consolidated net income (loss), and net income (loss) per limited partner unit (basic and diluted) would have been as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands, except per unit data)
Revenue	$78,972	$79,576	$229,971	$231,752
Net income (loss)	(4,606)	(2,770)	(17,358)	393
Net income (loss) per limited partner unit (basic and diluted)	$(.14)	$(.09)	$(.57)	$.01

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

The properties acquired in 2015 have contributed $0.6 million of revenue and $0.2 million of operating profit for the three and nine months ended September 30, 2015, respectively. The properties above that were acquired in 2014 contributed $10.8 million and $31.6 million of revenue, for the three and nine months ended September 30, 2015, respectively, and $1.8 million and $4.8 million of operating profit for the three and nine months ended September 30, 2015. The properties contributed $8.0 million and $10.3 million of revenue, for the three and nine months ended September 30, 2014, respectively, and $0.4 million of operating profit for both the three and nine months ended September 30, 2014.

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

Segment information is as follows:

As of and for the three months ended September 30, 2015:

	Cemeteries			Funeral
	Southeast	Northeast	West	Homes	Corporate	Adjustment	Total
	(in thousands)
Revenues
Sales	$26,264	$15,475	$12,628	$—	$—	$(15,622)	$38,745
Service and other	9,838	9,249	6,267	—	—	(141)	25,213
Funeral home	—	—	—	17,077	—	(2,835)	14,242

Total revenues	36,102	24,724	18,895	17,077	—	(18,598)	78,200

Costs and expenses
Cost of sales	5,690	3,318	2,324	—	—	(2,604)	8,728
Cemetery	7,534	6,608	4,103	—	—	—	18,245
Selling	8,471	4,931	3,940	—	692	(3,387)	14,647
General and administrative	4,629	2,616	1,574	—	—	—	8,819
Corporate overhead	—	—	—	—	8,152	—	8,152
Depreciation and amortization	833	639	461	780	598	—	3,311
Funeral home	—	—	—	11,625	—	(417)	11,208
Acquisition related costs, net of recoveries	—	—	—	—	963	—	963

Total costs and expenses	27,157	18,112	12,402	12,405	10,405	(6,408)	74,073

Operating profit (loss)	$8,945	$6,612	$6,493	$4,672	$(10,405)	$(12,190)	$4,127

Total assets	$622,820	$419,729	$427,419	$185,712	$26,020	$—	$1,681,700
Amortization of cemetery property	$1,457	$1,131	$322	$—	$—	$(697)	$2,213
Long lived asset additions	$2,206	$502	$5,871	$4,388	$595	$—	$13,562
Goodwill	$8,950	$3,288	$11,948	$39,862	$—	$—	$64,048

As of and for the nine months ended September 30, 2015:

	Cemeteries			Funeral
	Southeast	Northeast	West	Homes	Corporate	Adjustment	Total
	(in thousands)
Revenues
Sales	$78,128	$44,024	$36,809	$—	$—	$(50,567)	$108,394
Service and other	34,370	29,438	25,322	—	—	(14,078)	75,052
Funeral home	—	—	—	50,226	—	(7,230)	42,996

Total revenues	112,498	73,462	62,131	50,226	—	(71,875)	226,442

Costs and expenses
Cost of sales	17,332	9,221	7,045	—	—	(7,980)	25,618
Cemetery	22,518	19,378	11,893	—	—	—	53,789
Selling	26,552	15,368	12,382	—	1,974	(11,950)	44,326
General and administrative	13,921	7,731	5,688	—	—	—	27,340
Corporate overhead	—	—	—	—	26,979	—	26,979
Depreciation and amortization	2,443	1,883	1,417	2,381	1,083	—	9,207
Funeral home	—	—	—	36,911	—	(1,404)	35,507
Acquisition related costs, net of recoveries	—	—	—	—	1,648	—	1,648

Total costs and expenses	82,766	53,581	38,425	39,292	31,684	(21,334)	224,414

Operating profit (loss)	$29,732	$19,881	$23,706	$10,934	$(31,684)	$(50,541)	$2,028

Total assets	$622,820	$419,729	$427,419	$185,712	$26,020	$—	$1,681,700
Amortization of cemetery property	$4,059	$2,385	$1,062	$—	$—	$(1,366)	$6,140
Long lived asset additions	$6,451	$2,272	$6,804	$4,859	$780	$—	$21,166
Goodwill	$8,950	$3,288	$11,948	$39,862	$—	$—	$64,048

As of and for the three months ended September 30, 2014:

	Cemeteries			Funeral Homes
	Southeast	Northeast	West		Corporate	Adjustment	Total
	(in thousands)
Revenues
Sales	$22,653	$13,228	$11,512	$—	$—	$(4,719)	$42,674
Service and other	10,097	11,040	8,633	—	—	(6,509)	23,261
Funeral home	—	—	—	14,457	—	(2,218)	12,239

Total revenues	32,750	24,268	20,145	14,457	—	(13,446)	78,174

Costs and expenses
Cost of sales	4,828	2,555	2,167	—	—	(488)	9,062
Cemetery	7,533	6,576	3,967	—	—	—	18,076
Selling	8,173	4,572	4,001	—	631	(883)	16,494
General and administrative	4,343	2,132	3,333	—	—	—	9,808
Corporate overhead	—	—	—	—	8,392	—	8,392
Depreciation and amortization	800	670	539	867	236	—	3,112
Funeral home	—	—	—	10,674	—	(315)	10,359
Acquisition related costs, net of recoveries	—	—	—	—	451	—	451

Total costs and expenses	25,677	16,505	14,007	11,541	9,710	(1,686)	75,754

Operating profit (loss)	$7,073	$7,763	$6,138	$2,916	$(9,710)	$(11,760)	$2,420

Total assets	$636,192	$423,434	$448,732	$163,762	$40,677	$—	$1,712,797
Amortization of cemetery property	$1,035	$341	$435	$—	$—	$168	$1,979
Long lived asset additions	$1,950	$1,205	$906	$203	$183	$—	$4,447
Goodwill	$8,949	$3,288	$11,948	$33,025	$—	$—	$57,210

As of and for the nine months ended September 30, 2014:

	Cemeteries			Funeral Homes
	Southeast	Northeast	West		Corporate	Adjustment	Total
	(in thousands)
Revenues
Sales	$69,319	$31,583	$35,211	$—	$—	$(26,605)	$109,508
Service and other	31,085	29,529	26,768	—	—	(18,260)	69,122
Funeral home	—	—	—	40,777	—	(5,313)	35,464

Total revenues	100,404	61,112	61,979	40,777	—	(50,178)	214,094

Costs and expenses
Cost of sales	15,045	6,576	7,686	—	—	(4,091)	25,216
Cemetery	21,057	14,499	11,990	—	—	—	47,546
Selling	24,019	11,443	11,462	—	1,480	(5,860)	42,544
General and administrative	13,053	5,533	7,747	—	—	—	26,333
Corporate overhead	—	—	—	—	22,394	—	22,394
Depreciation and amortization	2,094	1,244	1,593	2,346	716	—	7,993
Funeral home	—	—	—	29,813	—	(732)	29,081
Acquisition related costs, net of recoveries	—	—	—	—	2,040	—	2,040

Total costs and expenses	75,268	39,295	40,478	32,159	26,630	(10,683)	203,147

Operating profit (loss)	$25,136	$21,817	$21,501	$8,618	$(26,630)	$(39,495)	$10,947

Total assets	$636,192	$423,434	$448,732	$163,762	$40,677	$—	$1,712,797
Amortization of cemetery property	$3,499	$1,762	$2,237	$—	$—	$(414)	$7,084
Long lived asset additions	$28,470	$72,515	$3,350	$9,024	$443	$—	$113,802
Goodwill	$8,949	$3,288	$11,948	$33,025	$—	$—	$57,210

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

The following table displays the Company’s assets measured at fair value as of September 30, 2015 and December 31, 2014.

As of September 30, 2015

Merchandise Trust

	Level 1	Level 2	Total
	(in thousands)
Assets

Short-term investments	$27,125	$—	$27,125

Fixed maturities:
U.S. state and local government agency	—	91	91
Corporate debt securities	—	11,695	11,695
Other debt securities	—	7,168	7,168

Total fixed maturity investments	—	18,954	18,954

Mutual funds - debt securities	232,239	—	232,239
Mutual funds - equity securities - real estate sector	17,366	—	17,366
Mutual funds - equity securities - energy sector	8,279	—	8,279
Mutual funds - equity securities - MLP’s	13,899	—	13,899
Mutual funds - equity securities - other	78,714	—	78,714

Equity securities:
Master limited partnerships	18,382	—	18,382
Global equity securities	27,331	—	27,331
Other invested assets	—	7,198	7,198

Total	$423,335	$26,152	$449,487

Perpetual Care Trust

	Level 1	Level 2	Total
	(in thousands)
Assets

Short-term investments	$14,455	$—	$14,455

Fixed maturities:
U.S. government and federal agency	113	—	113
U.S. state and local government agency	—	27	27
Corporate debt securities	—	22,677	22,677
Other debt securities	—	371	371

Total fixed maturity investments	113	23,075	23,188

Mutual funds - debt securities	210,337	—	210,337
Mutual funds - equity securities - real estate sector	15,616	—	15,616
Mutual funds - equity securities - energy sector	13,246	—	13,246
Mutual funds - equity securities - MLP’s	26,432	—	26,432
Mutual funds - equity securities - other	6,000	—	6,000

Equity securities:
Master limited partnerships	1,268	—	1,268
Global equity securities	1,019	—	1,019
Other invested assets	—	220	220

Total	$288,486	$23,295	$311,781

As of December 31, 2014

Merchandise Trust

	Level 1	Level 2	Total
	(in thousands)
Assets

Short-term investments	$52,521	$—	$52,521

Fixed maturities:
U.S. state and local government agency	—	269	269
Corporate debt securities	—	8,976	8,976
Other debt securities	—	7,139	7,139

Total fixed maturity investments	—	16,384	16,384

Mutual funds - debt securities	142,680	—	142,680
Mutual funds - equity securities - real estate sector	58,672	—	58,672
Mutual funds - equity securities - energy sector	7,733	—	7,733
Mutual funds - equity securities - MLP’s	22,927	—	22,927
Mutual funds - equity securities - other	90,126	—	90,126

Equity securities:
Master limited partnerships	50,091	—	50,091
Global equity securities	30,208	—	30,208
Other invested assets	—	5,159	5,159

Total	$454,958	$21,543	$476,501

Perpetual Care Trust

	Level 1	Level 2	Total
	(in thousands)
Assets

Short-term investments	$26,644	$—	$26,644

Fixed maturities:
U.S. government and federal agency	116	—	116
U.S. state and local government agency	—	79	79
Corporate debt securities	—	23,466	23,466
Other debt securities	—	371	371

Total fixed maturity investments	116	23,916	24,032

Mutual funds - debt securities	123,894	—	123,894
Mutual funds - equity securities - real estate sector	41,753	—	41,753
Mutual funds - equity securities - energy sector	14,829	—	14,829
Mutual funds - equity securities - MLP’s	43,596	—	43,596
Mutual funds - equity securities - other	25,258	—	25,258

Equity securities:
Master limited partnerships	43,207	—	43,207
Global equity securities	1,867	—	1,867
Other invested assets	—	25	25

Total	$321,164	$23,941	$345,105

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

Overview

Cemetery Operations

We are currently the second largest owner and operator of cemeteries in the United States. As of September 30, 2015, we operated 306 cemeteries in 27 states and Puerto Rico. We own 275 of these cemeteries and we manage or operate the remaining 31 under lease, operating or management agreements. As a result of the agreements, other control arrangements and applicable accounting rules, we have treated 16 of these cemeteries as acquisitions for accounting purposes.

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

We sell cemetery products and services both at the time of death, which we refer to as at-need, and prior to the time of death, which we refer to as pre-need. Revenues from cemetery operations accounted for approximately 81.8% and 81.0% of our total revenues during the three and nine months ended September 30, 2015, respectively, as compared to 84.3% and 83.4% during the same periods last year. The change in the contribution to total revenues was primarily due to one large land sale from the first quarter of 2014, as well as higher contributions during the current period from our 2014 funeral home acquisitions.

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

Contracts related to pre-need installment sales are usually for a period not to exceed 60 months, with payments of principal and interest required. Pre-need sales contracts normally contain provisions for both principal and interest. For those contracts that do not bear a market rate of interest, we impute such interest based upon the prime rate plus 150 basis points, which resulted in a rate of 4.75% for the three and nine months ended September 30, 2015 and 2014.

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

Funeral Home Operations

As of September 30, 2015, we owned and operated 103 funeral homes. These properties are located in 19 states and Puerto Rico. Forty-six of our funeral homes are located on the grounds of cemeteries that we own.

We derive revenues at our funeral homes from the sale of funeral home merchandise, including caskets and related funeral merchandise, and services, including removal and preparation of remains, the use of our facilities for visitation, worship and performance of funeral services and transportation services. We sell these services and merchandise generally at the time of need utilizing salaried licensed funeral directors. Our funeral home operations also include revenues related to the sale of term and final expense whole life insurance in markets where we do not own a funeral home, as well as pre-need whole life insurance in markets where we own a funeral home. Funeral home revenues accounted for approximately 18.2% and 19.0% of our total revenues during the three and nine months ended September 30, 2015, respectively, as compared to 15.7% and 16.6% during the same periods last year.

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

2015 Developments

Significant business developments for 2015 include the following:

•	On June 5, 2015, we entered into a lease agreement for a new corporate office location in Trevose, Pennsylvania. The lease term will commence on February 1, 2016 and will expire on July 31, 2028, with certain contractual renewal options.

•	On July 10, 2015, we completed a follow-on public offering of 2,415,000 common units at a public offering price of $29.63 per unit. Net proceeds of the offering, after deducting underwriting discounts and offering expenses, were approximately $67.9 million. The proceeds were used to pay down outstanding indebtedness under our Credit Facility.

•	During the third quarter of 2015, we acquired three cemeteries in Illinois, three funeral homes in Illinois and two funeral homes in Florida for aggregate consideration of $14.0 million. After these acquisitions, we operate 306 cemeteries and 103 funeral homes in 28 states and Puerto Rico.

Current Market Conditions and Economic Developments

As of September 30, 2015, the amortized cost of the assets in our merchandise trusts exceeded their market value by 15.4%, compared to December 31, 2014 when the market value of the assets exceeded their amortized cost by 0.5%. As of September 30, 2015, the amortized cost of the assets in our perpetual care trusts exceeded their market value by 9.5% as compared to December 31, 2014 when the market value of the assets exceeded their amortized cost by 9.7%. Changes in the cost to market ratios are due in part to the repositioning of assets within our merchandise and perpetual care trust portfolios, as well as declines in market conditions.

As of September 30, 2015, the majority of our long-term debt consisted of $175.0 million in Senior Notes due 2021, the offering of which took place in May of 2013, and $113.5 million of borrowings under our credit facility, which expires in 2019. As of September 30, 2015, we had $66.5 million of total availability under our revolving credit facility. The revolving credit facility provides for both acquisition draws, which are used primarily to finance acquisitions, acquisition related costs and mausoleum construction costs, and working capital draws, which are used to finance all other corporate costs. As of September 30, 2015, we had $75.0 million of working capital draws, which are limited to a borrowing formula of 85% of eligible account receivables. This limit was $135.5 million at September 30, 2015.

On July 10, 2015, we completed a follow-on public offering of 2,415,000 common units at a public offering price of $29.63 per unit. Net proceeds of the offering, after deducting underwriting discounts and offering expenses, were approximately $67.9 million. The proceeds were used to pay down outstanding indebtedness under our Credit Facility.

The aggregate values of pre-need and at-need contracts written were $86.1 million and $254.6 million for the three and nine months ended September 30, 2015, respectively, as compared to $77.6 million and $219.2 million during the same periods last year.

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

We have two primary debt covenants that are dependent upon our financial results, the Consolidated Leverage Ratio and the Consolidated Debt Service Coverage Ratio. The Consolidated Leverage Ratio relates to the ratio of Consolidated Funded Indebtedness to Consolidated EBITDA. Our Consolidated Leverage Ratio was 3.00 at September 30, 2015 compared to a maximum allowed ratio of 4.00. The Consolidated Debt Service Coverage Ratio relates to the ratio of Consolidated EBITDA to Consolidated Debt Service. Our Consolidated Debt Service Coverage Ratio was 4.47 at September 30, 2015 compared to a minimum allowed ratio of 2.50.

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

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Cemetery Segments

Cemetery Operations – Southeast

In June of 2014, we acquired nine properties in our Cemetery Operations – Southeast segment. The acquired properties had less impact on the results for the three months ended September 30, 2014 as compared to the results for the three months ended September 30, 2015. These properties contributed approximately $4.2 million of the revenues and $2.6 million of the costs and expenses for the three months ended September 30, 2015 as compared to $2.5 million and $1.9 million, respectively, for the same period last year.

The table below compares the results of operations for our Cemetery Operations – Southeast for the three months ended September 30, 2015 to the same period last year:

	Three months ended September 30,
	2015	2014	Change ($)	Change (%)
	(in thousands) (non-GAAP)

Total revenues	$36,102	$32,750	$3,352	10.2%
Total costs and expenses	27,157	25,677	1,480	5.8%

Operating profit	$8,945	$7,073	$1,872	26.5%

Revenues

The increase in revenues was primarily related to increases of $3.0 million in the value of pre-need contracts written, $0.5 million in the value of at-need contracts written and $0.5 million in interest and other income, partially offset by a $0.6 million decrease in income from our trusts. Our investment results can vary from period to period based on a number of factors including realized income and the timing of the recognition of gains within the trusts.

Total costs and expenses

The net increase in costs and expenses was primarily related to:

•	A $0.9 million increase in the cost of goods sold primarily attributable to the increase in the value of contracts written and changes in product mix.

•	A $0.3 million increase in selling expenses primarily due to increases in commissions and personnel costs.

•	A $0.3 million increase in general and administrative expenses primarily due to an increase of $0.1 million in professional fees and a $0.1 million in taxes with the remainder attributable to increases in other general expense categories.

Cemetery Operations – Northeast

During the second quarter of 2014, we acquired three properties and separately obtained the rights from the Archdiocese of Philadelphia to operate thirteen properties in our Cemetery Operations – Northeast segment. These acquired properties had less impact on the results for the three months ended September 30, 2014 as compared to the results for the three months ended September 30, 2015. These properties contributed approximately $10.5 million of the revenues and $7.2 million of the costs and expenses of the segment for the three months ended September 30, 2015 as compared to $7.6 million and $5.5 million, respectively, for the same period last year.

The table below compares the results of operations for our Cemetery Operations – Northeast for the three months ended September 30, 2015 to the same period last year:

	Three months ended September 30,
	2015	2014	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Total revenues	$24,724	$24,268	$456	1.9%
Total costs and expenses	18,112	16,505	1,607	9.7%

Operating profit	$6,612	$7,763	$(1,151)	-14.8%

Revenues

The increase in revenues was primarily related to increases of $2.2 million in the value of pre-need contracts written, $0.2 million in the value of at-need contracts written and $0.4 million in interest and other income, partially offset by a $2.3 million decrease in income from our trusts. Our investment results can vary from period to period based on a number of factors including realized income and the timing of the recognition of gains within the trusts.

Total costs and expenses

The net increase in costs and expenses was primarily related to:

•	A $0.8 million increase in the cost of goods sold primarily attributable to the increase in the value of contracts written and changes in product mix.

•	A $0.4 million increase in selling expenses primarily due to increases of $0.2 million in commissions and personnel costs and a $0.2 million increase in advertising and marketing costs.

•	A $0.4 million increase in general and administrative expenses primarily due to increases of $0.1 million in both insurance costs and personnel costs and $0.2 million in professional fees.

Cemetery Operations – West

During the third quarter of 2015, we acquired three properties in our Cemetery Operations – West segment. The results of operations for these properties have no impact on the results for the three months ended September 30, 2014, but are included in the results for the three months ended September 30, 2015. The additions have contributed approximately $0.5 million of the revenues and $0.3 million of the costs and expenses of the segment for the three months ended September 30, 2015.

The table below compares the results of operations for our Cemetery Operations – West for the three months ended September 30, 2015 to the same period last year:

	Three months ended September 30,
	2015	2014	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Total revenues	$18,895	$20,145	$(1,250)	-6.2%
Total costs and expenses	12,402	14,007	(1,605)	-11.5%

Operating profit	$6,493	$6,138	$355	5.8%

Revenues

The decrease in revenues was primarily related to decreases of $2.5 million in income from our trusts and $0.1 million in the value of at-need contracts written, partially offset by increases of $1.1 million in the value of pre-need contracts written and $0.2 million in interest and other income. Our investment results can vary from period to period based on a number of factors including realized income and the timing of the recognition of gains within the trusts.

Total costs and expenses

The net decrease in costs and expenses was primarily related to:

•	A $0.2 million increase in the cost of goods sold primarily attributable to the change in the value of contracts written and changes in product mix.

•	A $1.8 million decrease in general and administrative expenses primarily related to a decrease of $1.7 million in professional fees and legal costs related to a legal settlement in the prior year.

Funeral Homes Segment

In the fourth quarter of 2014, we acquired two funeral homes. During the third quarter of 2015, we acquired five funeral homes. Therefore, the results of operations for these properties have no impact on the results for the three months ended September 30, 2014 as compared to the results for the three months ended September 30, 2015. The additions have contributed approximately $1.1 million of the revenues and $0.6 million of the costs and expenses of the segment for the three months ended September 30, 2015.

The table below compares the results of operations for our Funeral Homes segment for the three months ended September 30, 2015 to the same period last year:

	Three months ended September 30,
	2015	2014	Change ($)	Change (%)
	(in thousands) (non-GAAP)

Total revenues	$17,077	$14,457	$2,620	18.1%
Total costs and expenses	12,405	11,541	864	7.5%

Operating profit	$4,672	$2,916	$1,756	60.2%

Revenues

The increase in revenues was primarily attributable to increases of $1.1 million in the value of at-need contracts written, $1.6 million in insurance-related revenues and $0.4 million in other income, partially offset by a decrease of $0.5 million in the value of pre-need contracts written.

Total costs and expenses

The net increase in costs and expenses was primarily attributable to increases of $0.1 million in personnel costs, $0.2 million in facility related costs, $0.9 million in expenses related to insurance sales and $0.1 million in advertising and marketing costs, partially offset by a decrease of $0.4 million in merchandise costs.

Corporate Segment

The table below compares expenses incurred by the Corporate segment for the three months ended September 30, 2015 to the same period last year:

	Three months ended September 30,
	2015	2014	Change ($)	Change (%)
	(in thousands) (non-GAAP)

Selling, cemetery and general and administrative expenses	$692	$631	$61	100.0%
Depreciation and amortization	598	236	362	153.4%
Acquisition related costs, net of recoveries	963	451	512	113.5%

Corporate expenses
Corporate personnel expenses	3,598	3,425	173	5.1%
Other corporate expenses	4,554	4,967	(413)	-8.3%

Total corporate overhead	8,152	8,392	(240)	-2.9%

Total corporate expenses	$10,405	$9,710	$695	7.2%

The increase in corporate expenses was primarily driven by increases of $0.5 million acquisition related costs, $0.4 million in depreciation and amortization and $0.2 million in personnel costs. These increases were partially offset by a decrease in corporate overhead of $0.4 million, primarily related to a reduction in professional fees. Acquisition costs may vary from period to period depending on the amount of acquisition activity that takes place.

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

The table below analyzes results of operations and the changes therein for the three months ended September 30, 2015 as compared to the same period last year. The table is structured so that our readers can determine whether changes were based upon changes in the level of merchandise and services and other revenues generated during each period and/or changes in the timing of when merchandise and services were delivered. Since March 31, 2014, we acquired 15 cemeteries and 16 funeral homes, and obtained the rights from the Archdiocese of Philadelphia to operate 13 cemetery properties. The results of operations for these properties had either less or no impact on the results for the three months ended September 30, 2014, but are included in the results for the three months ended September 30, 2015. These properties are contributing a significant portion of the increases to revenues and costs and expenses in the table below.

	Three months ended September 30, 2015			Three months ended September 30, 2014
	(in thousands)			(in thousands)
	Segment Results (non-GAAP)	GAAP Adjustments	GAAP Results	Segment Results (non-GAAP)	GAAP Adjustments	GAAP Results	Change in GAAP results ($)	Change in GAAP results (%)
Revenues

Pre-need cemetery revenues	$42,492	$(15,008)	$27,484	$36,170	$(5,030)	$31,140	$(3,656)	-11.7%
At-need cemetery revenues	25,151	(618)	24,533	24,746	244	24,990	(457)	-1.8%
Investment income from trusts	8,691	(109)	8,582	13,985	(6,740)	7,245	1,337	18.5%
Interest income	2,233	—	2,233	1,807	—	1,807	426	23.6%
Funeral home revenues	17,077	(2,835)	14,242	14,457	(2,218)	12,239	2,003	16.4%
Other cemetery revenues	1,154	(28)	1,126	455	298	753	373	49.5%

Total revenues	96,798	(18,598)	78,200	91,620	(13,446)	78,174	26	0.0%

Costs and expenses

Cost of goods sold	11,332	(2,604)	8,728	9,550	(488)	9,062	(334)	-3.7%
Cemetery expense	18,245	—	18,245	18,076	—	18,076	169	0.9%
Selling expense	18,034	(3,387)	14,647	17,377	(883)	16,494	(1,847)	-11.2%
General and administrative expense	8,819	—	8,819	9,808	—	9,808	(989)	-10.1%
Corporate overhead	8,152	—	8,152	8,392	—	8,392	(240)	-2.9%
Depreciation and amortization	3,311	—	3,311	3,112	—	3,112	199	6.4%
Funeral home expense	11,625	(417)	11,208	10,674	(315)	10,359	849	8.2%
Acquisition related costs, net of recoveries	963	—	963	451	—	451	512	113.5%

Total costs and expenses	80,481	(6,408)	74,073	77,440	(1,686)	75,754	(1,681)	-2.2%

Operating profit	$16,317	$(12,190)	$4,127	$14,180	$(11,760)	$2,420	$1,707	70.5%

Revenues

Pre-need cemetery revenues were $27.5 million for the three months ended September 30, 2015, a decrease of $3.6 million, or 11.7%, as compared to $31.1 million during the same period last year. The decrease was primarily caused by an increase of $9.9 million in deferred revenue as activity on contracts written exceeded activity related to delivered products and services to a greater degree during the current period. This decrease was partially offset by an increase of $6.3 million in the value of cemetery contracts written.

At-need cemetery revenues were $24.5 million for the three months ended September 30, 2015, a decrease of $0.5 million, or 1.8%, as compared to $25.0 million during the same period last year. The decrease was primarily caused by an increase of $0.9 million in deferred revenue as activity on contracts written exceeded activity related to delivered products and services to a greater degree during the current period. This decrease was partially offset by an increase of $0.4 million in the value of cemetery contracts written.

Investment income from trusts was $8.6 million for the three months ended September 30, 2015, an increase of $1.4 million, or 18.5%, as compared to $7.2 million during the same period last year. On a segment basis, we had a decrease of $5.3 million, which was offset by an adjustment of $6.7 million related to funds for which we have met the requirements that would allow us to recognize them as revenue. Our investment results can vary from period to period based on a number of factors including realized income and the timing of the recognition of gains within the trusts.

Interest income on accounts receivable was $2.2 million for the three months ended September 30, 2015, an increase of $0.4 million, or 23.6%, as compared to $1.8 million during the same period last year, primarily due to an increase in accounts receivable.

Funeral home revenues were $14.2 million for the three months ended September 30, 2015, an increase of $2.0 million, or 16.4%, as compared to $12.2 million during the same period last year. The increase was primarily driven by the funeral homes we acquired in 2014 and 2015 and increased revenues from insurance sales.

Other cemetery revenues were $1.1 million during the three months ended September 30, 2015 as compared to $0.8 million in the same period last year.

Costs and Expenses

The cost of goods sold was $8.7 million for the three months ended September 30, 2015, a decrease of $0.4 million, or 3.7%, as compared to $9.1 million during the same period last year. The ratio of cost of goods sold to pre-need and at-need cemetery revenues was 16.8% during the three months ended September 30, 2015 as compared to 16.1% during the same period last year. The change in the ratio primarily relates to changes in product mix.

Cemetery expenses were $18.2 million during the three months ended September 30, 2015, an increase of $0.1 million, or 0.9%, compared to $18.1 million during the same period last year. Within this category, there was an increase of $0.4 million in real estate tax expense, partially offset by a decrease of $0.3 million in repair and maintenance costs. Cemetery expenses relate to the current costs of managing and maintaining our cemetery properties. These costs are expensed as incurred and are not deferred. Accordingly, from a margin standpoint, the most effective gauge of measuring cemetery expenses is as a ratio of such expenses to segment level pre-need and at-need cemetery revenues. Changes in this ratio give an indication of our ability to manage and control our operating costs relative to our overall cemetery operations. An increase in the ratio indicates that expense increases related to the operation and maintenance of our cemetery properties exceeded increases in the value of contracts written, while a decrease in the ratio indicates that expense growth did not exceed increases in the value of contracts written. In the short-term, this ratio can be positively or negatively impacted by our acquisitions, including such factors as how long it takes us to fully implement our pre-need sales programs and whether there are any unanticipated costs. Over the long-term, we would expect this ratio to slightly decline as many of the expenses in this category are fixed in nature. The ratio of cemetery expenses to segment level pre-need and at-need cemetery revenues was 27.0% during the three months ended September 30, 2015 as compared to 29.7% during the same period last year.

Selling expenses were $14.6 million during the three months ended September 30, 2015, a decrease of $1.9 million, or 11.2%, as compared to $16.5 million during the same period last year. The ratio of selling expenses to cemetery revenues was 28.2% during the three months ended September 30, 2015 as compared to 29.4% during the same period last year. This is largely due to segment-based increases of $0.8 million in commissions and personnel costs, offset by a $2.5 million increase in deferred selling expenses. The ratio gives some indication of how effectively the money we invest in selling efforts is translating into sales. However, the majority of our selling expenses are directly related to sales commissions and bonuses, which would be directly related to changes in the value of pre-need and at-need contracts written. As a result, we would expect this ratio to follow relatively consistent trends over the long-term.

General and administrative expenses were $8.8 million during the three months ended September 30, 2015, a decrease of $1.0 million, or 10.1%, as compared to $9.8 million during the same period last year. The decrease was due to a decrease of $1.4 million in professional fees and legal costs primarily related to a legal settlement, partially offset by $0.1 million increases in both insurance and tax expenses with the remainder attributable to increases in other general expense categories. General and administrative expenses are expensed as incurred and are not deferred. Accordingly, from a margin standpoint, the most effective gauge of measuring general and administrative expenses is as a ratio of such expenses to segment level pre-need and at-need cemetery revenues. Changes in this ratio give an indication of our ability to manage and control our general and administrative costs relative to our overall cemetery operations. An increase in the ratio indicates that general and administrative percentage expense increases related to our cemetery properties exceeded percent increases in the value of contracts written, while a decrease in the ratio indicates that expense growth on a percentage basis did not exceed percentage increases in the value of contracts written. In the short-term, this ratio can be positively or negatively impacted by our acquisitions, including such factors as how long it takes us to fully implement our pre-need sales programs and whether there are any unanticipated costs. Over the long-term, we would expect this ratio to decrease slightly as many of the expenses in this category are fixed in nature. The ratio of general and administrative expenses to segment level pre-need and at-need cemetery revenues was 13.0% during the three months ended September 30, 2015 as compared to 16.1% during the same period last year.

Total corporate overhead was $8.2 million for the three months ended September 30, 2015, a decrease of $0.2 million, or 2.9% compared to $8.4 million during the same period last year. The decrease was primarily driven by a decrease in professional fees, partially offset by an increase in personnel costs.

Depreciation and amortization was $3.3 million for the three months ended September 30, 2015, an increase of $0.2 million, or 6.4%, as compared to $3.1 million during the same period last year. The majority of the increase was attributable to acquired properties and amortization of the intangible assets relating to the lease and management agreements entered into in 2014.

Funeral home expenses were $11.2 million for the three months ended September 30, 2015, an increase of $0.8 million, or 8.2%, as compared to $10.4 million during the same period last year. The increase was primarily attributable to an increase of $0.9 million in expenses relating to insurance sales.

Acquisition related costs were $1.0 million for the three months ended September 30, 2015, an increase of $0.5 million, or 113.5%, as compared to $0.5 million during the same period last year. These costs may vary from period to period depending on the amount of acquisition activity that takes place.

Non-segment Allocated Results

Certain statement of operations amounts are not allocated to segment operations. These amounts are those line items that can be found on our unaudited condensed consolidated statement of operations below operating profit and above net income (loss).

The table below summarizes these items and the changes between the three months ended September 30, 2015 and 2014:

	Three months ended September 30,
	2015	2014	Change ($)	Change (%)
	(in thousands)
Legal settlement	$3,000	$—	$3,000	100.0%
Gain on sale of funeral home	—	244	(244)	-100.0%
Gain on acquisitions	1,540	—	1,540	100.0%
Interest expense	5,669	5,268	401	7.6%
Income tax expense (benefit)	$400	$664	$(264)	-39.8%

During the third quarter of 2015, the Company recorded a charge pertaining to a legal settlement. The $3.0 million includes both the settlement amount and legal fees related to the case.

The gain on sale of funeral home recorded during the three months ended September 30, 2014 pertains to the sale of one funeral home in California during September 2014.

The gain on acquisitions recorded during the three months ended September 30, 2015 relates to our third quarter 2015 acquisitions.

There was an increase in interest expense on amounts outstanding under the credit facility due to increases in both amounts outstanding and interest rates. Average amounts outstanding under the credit facility were $116.0 million and $92.4 million during the three months ended September 30, 2015 and 2014, respectively.

We had income tax expense of $0.4 million for the three months ended September 30, 2015, as compared to an income tax expense of $0.7 million during the same period last year. Our effective tax rate differs from our statutory tax rate primarily because our legal entity structure includes different tax filing entities, including a significant number of partnerships that are not subject to paying tax.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Cemetery Operations – Southeast

During the first and second quarters of 2014, we acquired ten properties in our Cemetery Operations – Southeast segment. The results of operations for these acquired properties have less impact on the results for the nine months ended September 30, 2014 as compared to the results for the nine months ended September 30, 2015. The acquisitions contributed approximately $11.7 million of the revenues and $7.6 million of the costs and expenses for the nine months ended September 30, 2015 as compared to $3.2 million and $2.5 million, respectively, for the same period last year.

The table below compares the results of operations for our Cemetery Operations – Southeast for the nine months ended September 30, 2015 to the same period last year:

	Nine months ended September 30,
	2015	2014	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Total revenues	$112,498	$100,404	$12,094	12.0%
Total costs and expenses	82,766	75,268	7,498	10.0%

Operating profit	$29,732	$25,136	$4,596	18.3%

Revenues

The increase in revenues was primarily related to increases of $5.3 million in the value of pre-need contracts written, $3.8 million in the value of at-need contracts written, $1.2 million in interest and other income and $1.8 million in income from our trusts. Our investment results can vary from period to period based on a number of factors including realized income and the timing of the recognition of gains within the trusts.

Total costs and expenses

The net increase in costs and expenses was primarily related to:

•	A $2.3 million increase in cost of goods sold primarily attributable to the increase in the value of contracts written and changes in product mix.

•	A $1.5 million increase in cemetery expenses primarily due to increases of $0.9 million in labor costs and $0.3 million in repairs and maintenance costs.

•	A $2.5 million increase in selling expenses primarily due to increases in commissions and personnel costs.

•	A $0.9 million increase in general and administrative expense primarily due to increases of $0.3 million in both personnel costs and insurance costs and $0.1 million in repairs and maintenance expense.

•	A $0.3 million increase in depreciation expense.

Cemetery Operations – Northeast

During the second quarter of 2014, we acquired three properties and separately obtained the rights from the Archdiocese of Philadelphia to operate thirteen properties in our Cemetery Operations – Northeast segment. The results of operations for these acquired properties have less impact on the results for the nine months ended September 30, 2014 as compared to the results for the nine months ended September 30, 2015. The additions have contributed approximately $30.4 million of the revenues and $20.7 million of the costs and expenses of the segment for the nine months ended September 30, 2015 as compared to $9.6 million and $7.4 million, respectively, for the same period last year.

The table below compares the results of operations for our Cemetery Operations – Northeast for the nine months ended September 30, 2015 to the same period last year:

	Nine months ended September 30,
	2015	2014	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Total revenues	$73,462	$61,112	$12,350	20.2%
Total costs and expenses	53,581	39,295	14,286	36.4%

Operating profit	$19,881	$21,817	$(1,936)	-8.9%

Revenues

The increase in revenues was primarily related to increases of $11.2 million in the value of pre-need contracts written and $7.0 million in the value of at-need contracts written, partially offset by a $3.0 million decrease in other income and $2.8 million decrease in income from our trusts. The comparison of other income was affected by the one-time land sale in the first quarter of 2014. Our investment results can vary from period to period based on a number of factors including realized income and the timing of the recognition of gains within the trusts.

Total costs and expenses

The net increase in costs and expenses was primarily related to:

•	A $2.6 million increase in cost of goods sold primarily attributable to the increase in the value of contracts written and changes in product mix.

•	A $4.9 million increase in cemetery expenses primarily attributable to increases of $3.0 million in labor costs, $1.2 million in repairs and maintenance expense, $0.1 million in utility and fuel costs and $0.4 million in real estate tax expense.

•	A $3.9 million increase in selling expenses primarily attributable to increases of $3.1 million in commissions and personnel costs and $0.6 million in advertising and marketing expenses.

•	A $2.3 million increase in general and administrative expenses primarily due to increases of $0.5 million in insurance costs, $0.4 million in professional fees and $0.9 million in personnel costs.

•	A $0.6 million increase in depreciation and amortization expenses, $0.4 million of which was attributable to the amortization of the intangible assets relating to the lease and management agreements with the Archdiocese of Philadelphia.

Cemetery Operations – West

During the third quarter of 2015, we acquired three properties in our Cemetery Operations – West segment. The results of operations for these properties have no impact on the results for the nine months ended September 30, 2014, but are included in the results for the nine months ended September 30, 2015. The additions have contributed approximately $0.5 million of the revenues and $0.3 million of the costs and expenses of the segment for the nine months ended September 30, 2015.

The table below compares the results of operations for our Cemetery Operations – West for the nine months ended September 30, 2015 to the same period last year:

	Nine months ended September 30,
	2015	2014	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Total revenues	$62,131	$61,979	$152	0.2%
Total costs and expenses	38,425	40,478	(2,053)	-5.1%

Operating profit	$23,706	$21,501	$2,205	10.3%

Revenues

The increase in revenues was primarily related to increases of $1.3 million in the value of pre-need contracts written, $0.1 million in the value of at-need contracts written and $0.7 million in interest and other income, partially offset by a decrease of $1.9 million in income from our trusts. Our investment results can vary from period to period based on a number of factors including realized income and the timing of the recognition of gains within the trusts.

Total costs and expenses

The net decrease in costs and expenses was primarily related to:

•	A $0.6 million decrease in cost of goods sold primarily attributable to changes in product mix.

•	A $0.1 million decrease in cemetery expenses primarily due to a decrease of $0.3 million in repairs and maintenance expenses, partially offset by an increase of $0.2 million in real estate tax expense.

•	A $0.9 million increase in selling expenses primarily due to a $0.8 million increase in commission and personnel costs and $0.1 million increase in travel expenses.

•	A $2.1 million decrease in general and administrative expenses primarily due to a decrease in professional fees and legal costs related to a legal settlement in the prior year.

•	A $0.2 million decrease in depreciation expense.

Funeral Homes Segment

Since January 1, 2014, we have acquired sixteen properties in our Funeral Home operations. The first nine properties were acquired during the second quarter of 2014, the next two properties were acquired during the fourth quarter of 2014 and the remaining five were acquired during the third quarter of 2015. Therefore, the results of operations for these properties have either less or no impact on the results for the nine months ended September 30, 2014 as compared to the results for the nine months ended September 30, 2015. The additions have contributed approximately $9.1 million of the revenues and $6.6 million of the costs and expenses of the segment for the nine months ended September 30, 2015 as compared to $2.9 million and $2.0 million, respectively, for the same period last year.

The table below compares the results of operations for our Funeral Homes segment for the nine months ended September 30, 2015 to the same period last year:

	Nine months ended September 30,
	2015	2014	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Total revenues	$50,226	$40,777	$9,449	23.2%
Total costs and expenses	39,292	32,159	7,133	22.2%

Operating profit	$10,934	$8,618	$2,316	26.9%

Revenues

The increase in revenues was primarily related to increases of $2.3 million in the value of pre-need contracts written, $4.5 million in the value of at-need contracts written, $2.3 million in insurance-related revenues and $0.3 million in other income.

Total costs and expenses

The increase in costs and expenses was primarily attributable to increases of $2.4 million in personnel costs, $0.9 million in merchandise costs, $0.7 million in other service and supplies costs, $0.6 million in facility costs, $0.6 million in general and administrative expenses, $1.8 million in expenses related to insurance sales and $0.1 million in advertising and marketing expenses.

Corporate Segment

The table below compares expenses incurred by the Corporate segment for the nine months ended September 30, 2015 to the same period last year:

	Nine months ended September 30,
	2015	2014	Change ($)	Change (%)
	(in thousands)
	(non-GAAP)
Selling, cemetery and general and administrative expenses	$1,974	$1,480	$494	33.4%
Depreciation and amortization	1,083	716	367	51.3%
Acquisition related costs, net of recoveries	1,648	2,040	(392)	-19.2%

Corporate expenses
Corporate personnel expenses	10,987	9,784	1,203	12.3%
Other corporate expenses	15,992	12,610	3,382	26.8%

Total corporate overhead	26,979	22,394	4,585	20.5%

Total corporate expenses	$31,684	$26,630	$5,054	19.0%

The increase in corporate expenses was primarily driven by an increase in corporate overhead of $4.6 million, which included increases of $1.4 million in professional fees, $1.2 million in personnel costs, $0.7 million in advertising expenses, $0.1 million in utility costs, $0.1 million in bank fees and $0.3 million in information technology costs with the remainder attributable to increases in other general expense categories. There was also an increase in corporate selling expenses, which included increases of $0.3 million in personnel costs and $0.2 million in advertising expenses. There was also an increase of $0.4 million in depreciation and amortization expenses. These increases were partially offset by a $0.4 million decrease in acquisition related costs. Acquisition costs may vary from period to period depending on the amount of acquisition activity that takes place.

Reconciliation of Segment Results of Operations to Consolidated Results of Operations

As discussed in the segment sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, cemetery revenues and their associated costs as reported at the segment level are not deferred.

The table below analyzes results of operations and the changes therein for the nine months ended September 30, 2015 as compared to the same period last year. The table is structured so that our readers can determine whether changes were based upon changes in the level of merchandise and services and other revenues generated during each period and/or changes in the timing of when merchandise and services were delivered. During 2014, we acquired 13 cemeteries and 11 funeral homes, and obtained the rights from the Archdiocese of Philadelphia to operate 13 cemetery properties and during the third quarter of 2015, we acquired three cemeteries and five funeral homes. The results of operations for these properties have either less or no impact on the results for the nine months ended September 30, 2014, but are included in the results for the nine months ended September 30, 2015. These properties are contributing a significant portion of the increases to revenues and costs and expenses in the table below:

	Nine months ended September 30, 2015			Nine months ended September 30, 2014
	(in thousands)			(in thousands)
	Segment Results (non-GAAP)	GAAP Adjustments	GAAP Results	Segment Results (non-GAAP)	GAAP Adjustments	GAAP Results	Change in GAAP results ($)	Change in GAAP results (%)
Revenues
Pre-need cemetery revenues	$122,397	$(46,426)	$75,971	$104,555	$(26,957)	$77,598	$(1,627)	-2.1%
At-need cemetery revenues	78,562	(4,476)	74,086	67,704	614	68,318	5,768	8.4%
Investment income from trusts	36,317	(14,120)	22,197	39,225	(19,529)	19,696	2,501	12.7%
Interest income	6,617	—	6,617	5,848	—	5,848	769	13.1%
Funeral home revenues	50,226	(7,230)	42,996	40,777	(5,313)	35,464	7,532	21.2%
Other cemetery revenues	4,198	377	4,575	6,163	1,007	7,170	(2,595)	-36.2%

Total revenues	298,317	(71,875)	226,442	264,272	(50,178)	214,094	12,348	5.8%

Costs and expenses
Cost of goods sold	33,598	(7,980)	25,618	29,307	(4,091)	25,216	402	1.6%
Cemetery expense	53,789	—	53,789	47,546	—	47,546	6,243	13.1%
Selling expense	56,276	(11,950)	44,326	48,404	(5,860)	42,544	1,782	4.2%
General and administrative expense	27,340	—	27,340	26,333	—	26,333	1,007	3.8%
Corporate overhead	26,979	—	26,979	22,394	—	22,394	4,585	20.5%
Depreciation and amortization	9,207	—	9,207	7,993	—	7,993	1,214	15.2%
Funeral home expense	36,911	(1,404)	35,507	29,813	(732)	29,081	6,426	22.1%
Acquisition related costs, net of recoveries	1,648	—	1,648	2,040	—	2,040	(392)	-19.2%

Total costs and expenses	245,748	(21,334)	224,414	213,830	(10,683)	203,147	21,267	10.5%

Operating profit	$52,569	$(50,541)	$2,028	$50,442	$(39,495)	$10,947	$(8,919)	-81.5%

Revenues

Pre-need cemetery revenues were $76.0 million for the nine months ended September 30, 2015, a decrease of $1.6 million, or 2.1%, as compared to $77.6 million during the same period last year. The decrease was primarily caused by an increase of $19.5 million in deferred revenue as activity on contracts written exceeded activity related to delivered products and services to a greater degree during the current period. This decrease was partially offset by an increase of $17.9 million in the value of cemetery contracts written.

At-need cemetery revenues were $74.1 million for the nine months ended September 30, 2015, an increase of $5.8 million, or 8.4%, as compared to $68.3 million during the same period last year. The increase was primarily caused by an increase of $10.9 million in the value of cemetery contracts written, partially offset by an increase of $5.1 million in deferred revenue as activity on contracts written exceeded activity related to delivered products and services to a greater degree during the current period.

Investment income from trusts was $22.2 million for the nine months ended September 30, 2015, an increase of $2.5 million, or 12.7%, as compared to $19.7 million during the same period last year. On a segment basis, we had a decrease of $2.9 million, which was offset by an adjustment of $5.4 million related to funds where we have met the requirements that allow us to recognize them as revenue. Our investment results can vary from period to period based on a number of factors including realized income and the timing of the recognition of gains within the trusts.

Interest income on accounts receivable was $6.6 million for the nine months ended September 30, 2015, an increase of $0.8 million or 13.1%, as compared to $5.8 million during the same period last year, primarily due to a larger accounts receivable balance.

Funeral home revenues were $43.0 million for the nine months ended September 30, 2015, an increase of $7.5 million, or 21.2%, compared to $35.5 million during the same period last year. The increase was primarily driven by the 16 funeral homes we acquired in 2014 and 2015.

Other cemetery revenues were $4.6 million for the nine months ended September 30, 2015, as compared to $7.2 million during the same period last year. The comparison of other cemetery revenues was affected by the one-time land sale in the first quarter of 2014.

Costs and Expenses

The cost of goods sold was $25.6 million for the nine months ended September 30, 2015, an increase of $0.4 million, or 1.6%, as compared to $25.2 million during the same period last year. The ratio of cost of goods sold to pre-need and at-need cemetery revenues was 17.1% during the nine months ended September 30, 2015 as compared to 17.3% during the same period last year. The change in the ratio primarily relates to changes in product mix.

Cemetery expenses were $53.8 million during the nine months ended September 30, 2015, an increase of $6.3 million, or 13.1%, compared to $47.5 million during the same period last year. Within this category, there were increases of $1.2 million in repairs and maintenance expenses, $4.0 million in personnel costs and $0.6 million in real estate tax expense with the remaining increase in general cemetery costs. Cemetery expenses relate to the current costs of managing and maintaining our cemetery properties. These costs are expensed as incurred and are not deferred. Accordingly, from a margin standpoint, the most effective gauge of measuring cemetery expenses is as a ratio of such expenses to segment level pre-need and at-need cemetery revenues. Changes in this ratio give an indication of our ability to manage and control our operating costs relative to our overall cemetery operations. An increase in the ratio indicates that expense increases related to the operation and maintenance of our cemetery properties exceeded increases in the value of contracts written, while a decrease in the ratio indicates that expense growth did not exceed increases in the value of contracts written. In the short-term, this ratio can be positively or negatively impacted by our acquisitions, including such factors as how long it takes us to fully implement our pre-need sales programs and whether there are any unanticipated costs. Over the long-term, we would expect this ratio to slightly decline as many of the expenses in this category are fixed in nature. The ratio of cemetery expenses to segment level pre-need and at-need cemetery revenues was 26.8% during the nine months ended September 30, 2015 as compared to 27.6% during the same period last year.

Selling expenses were $44.3 million during the nine months ended September 30, 2015, an increase of $1.8 million, or 4.2%, as compared to $42.5 million during the same period last year. The overall expense increase was primarily caused by segment-based increases of $6.9 million in commissions and personnel costs, $0.7 million in advertising and marketing expenses, $0.1 million in supplies and printing costs and $0.2 million in travel expenses, partially offset by an increase in deferred selling expenses of $6.1 million. The ratio of selling expenses to cemetery revenues was 29.5% during the nine months ended September 30, 2015 as compared to 29.2% during the same period last year. The ratio gives some indication of how effectively the money we invest in selling efforts is translating into sales. However, the majority of our selling expenses are directly related to sales commissions and bonuses, which would be directly related to changes in the value of pre-need and at-need contracts written. As a result, we would expect this ratio to follow relatively consistent trends over the long-term.

General and administrative expenses were $27.3 million during the nine months ended September 30, 2015, an increase of $1.0 million, or 3.8%, compared to $26.3 million during the same period last year. The majority of the increase was due to increases of $1.3 million in personnel costs, $0.9 million in insurance costs and $0.2 million in repairs and maintenance costs, partially offset by a decrease of $1.5 million in professional fees and legal costs, primarily related to a legal settlement. General and administrative expenses are expensed as incurred and are not deferred. Accordingly, from a margin standpoint, the most effective gauge of measuring general and administrative expenses is as a ratio of such expenses to segment level pre-need and at-need cemetery revenues. Changes in this ratio give an indication of our ability to manage and control our general and administrative costs relative to our overall cemetery operations. An increase in the ratio indicates that general and administrative percentage expense increases related to our cemetery properties exceeded percent increases in the value of contracts written, while a decrease in the ratio indicates that expense growth on a percentage basis did not exceed percentage increases in the value of contracts written. In the short-term, this ratio can be positively or negatively impacted by our acquisitions, including such factors as how long it takes us to fully implement our pre-need sales programs and whether there are any unanticipated costs. Over the long-term, we would expect this ratio to decrease slightly as many of the expenses in this category are fixed in nature. The ratio of general and administrative expenses to segment level pre-need and at-need cemetery revenues was 13.6% during the nine months ended September 30, 2015 as compared to 15.3% during the same period last year.

Total corporate overhead was $27.0 million for the nine months ended September 30, 2015, an increase of $4.6 million, or 20.5% compared to $22.4 million during the same period last year. The increase in corporate expenses was primarily attributable to increases of $1.4 million in professional fees, $1.2 million in personnel costs, $0.7 million in advertising expenses, $0.3 million in information technology costs, $0.1 million in utility costs and $0.1 million in bank fees with the remainder attributable to increases in other general expense categories.

Depreciation and amortization was $9.2 million during the nine months ended September 30, 2015, an increase of $1.2 million, or 15.2%, as compared to $8.0 million during the same period last year. The majority of the increase was attributable to acquired properties and amortization of the intangible assets relating to the lease and management agreements entered into in 2014.

Funeral home expenses were $35.5 million for the nine months ended September 30, 2015, an increase of $6.4 million, or 22.1%, compared to $29.1 million during the same period last year. The increase was primarily attributable to increases of $1.7 million in personnel costs, $0.8 million in merchandise costs, $0.5 million in other service and supplies costs, $0.5 million in facility costs, $0.5 million in general and administrative expenses and $1.8 million in expenses related to insurance sales with the remainder attributable to increases in other general expense categories.

Acquisition related costs were $1.6 million for the nine months ended September 30, 2015, a decrease of $0.4 million, or 19.2%, as compared to $2.0 million during the same period last year. These costs may vary from period to period depending on the amount of acquisition activity that takes place.

Non-segment Allocated Results

As previously mentioned, certain statement of operations amounts are not allocated to segment operations. These amounts are those line items that can be found on our unaudited condensed consolidated statement of operations below operating profit and above net income (loss).

The table below summarizes these items and the changes between the nine months ended September 30, 2015 and 2014:

	Nine months ended September 30,
	2015	2014	Change ($)	Change (%)
	(in thousands)
Legal settlement	$3,000	$—	$3,000	100.0%
Gain on sale of funeral home	—	244	(244)	-100.0%
Gain on acquisitions	1,540	412	1,128	273.8%
Gain on settlement agreement, net	—	888	(888)	-100.0%
Interest expense	16,902	15,990	912	5.7%
Income tax expense (benefit)	$799	$(522)	$1,321	-253.1%

During the third quarter of 2015, the Company recorded a charge pertaining to a legal settlement. The $3.0 million includes both the settlement amount and legal fees related to the case.

The gain on sale of funeral home recorded during the nine months ended September 30, 2014 pertains to the sale of one funeral home in California during September 2014.

The gain on acquisitions recorded during the nine months ended September 30, 2015 relates to our third quarter 2015 acquisitions. The gain on acquisition recorded during the nine months ended September 30, 2014 relates to our first quarter 2014 acquisition.

During the nine months ended September 30, 2014, we recovered an additional $1.5 million related to the settlement of claims from locations acquired in 2010. A gain of $0.9 million has been recorded as gain on settlement agreement on the unaudited condensed consolidated statement of operations, which was net of legal fees of $0.6 million.

There was an increase in interest expense on amounts outstanding under the credit facility due to an increase in amounts outstanding. Average amounts outstanding under the credit facility were $127.5 million and $92.6 million during the nine months ended September 30, 2015 and 2014, respectively.

We had an income tax expense of $0.8 million for the nine months ended September 30, 2015, as compared to an income tax benefit of $0.5 million during the same period last year. Our effective tax rate differs from our statutory tax rate primarily because our legal entity structure includes different tax filing entities, including a significant number of partnerships that are not subject to paying tax.

Supplemental Data

The following table presents supplemental operating data for the periods presented:

	Three months ended September 30, 2015	Three months ended September 30, 2014	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Operating Data:
Interments performed	12,878	13,079	41,514	36,580

Interment rights sold (1):
Lots	8,086	8,613	23,980	24,360
Mausoleum crypts (including pre-construction)	446	494	1,779	1,697
Niches	441	363	1,285	1,144

Net interment rights sold (1)	8,973	9,470	27,044	27,201

Number of contracts written	30,722	29,633	92,664	82,286
Aggregate contract amount, in thousands (excluding interest)	$86,092	$77,568	$254,600	$219,178
Average amount per contract (excluding interest)	$2,802	$2,618	$2,748	$2,664

Number of pre-need contracts written	15,257	14,215	44,687	40,474
Aggregate pre-need contract amount, in thousands (excluding interest)	$58,211	$50,222	$168,216	$144,233
Average amount per pre-need contract (excluding interest)	$3,815	$3,533	$3,764	$3,564

Number of at-need contracts written	15,465	15,418	47,977	41,812
Aggregate at-need contract amount, in thousands (excluding interest)	$27,881	$27,346	$86,384	$74,945
Average amount per at-need contract (excluding interest)	$1,803	$1,774	$1,801	$1,792

(1)	Net of cancellations. Sales of double-depth burial lots are counted as two sales.

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

Long-term Debt

7.875% Senior Notes due 2021

On May 28, 2013, we issued $175.0 million aggregate principal amount of 7.875% Senior Notes due 2021 (the “Senior Notes”). We pay 7.875% interest per annum on the principal amount of the Senior Notes, payable in cash semi-annually in arrears on June 1 and December 1 of each year, since December 1, 2013. The net proceeds from the offering were used to retire our previously outstanding $150.0 million aggregate principal amount of 10.25% Senior Notes due 2017 and the remaining proceeds were used for general corporate purposes. The Senior Notes were issued at 97.832% of par resulting in gross proceeds of $171.2 million with an original issue discount of approximately $3.8 million. We incurred debt issuance costs and fees of approximately $4.6 million. These costs and fees are deferred and are amortized over the life of the Senior Notes. As of September 30, 2015, we were in compliance with all applicable covenants of the Senior Notes.

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

At September 30, 2015, amounts outstanding under the Credit Facility bore interest at rates of approximately 4.1%. The interest rates on the Credit Facility are calculated as follows:

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

As of September 30, 2015, we were in compliance with all applicable financial covenants.

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

Effective July 10, 2015, we entered into the First Amendment (the “First Amendment”) to the Credit Agreement to allow us to apply Net Cash Proceeds received from certain: (i) Dispositions of property by any Credit Party or any of its Subsidiaries, (ii) sales or issuances of Equity Interests by us or any of our Subsidiaries and (iii) Extraordinary Receipts received by or paid to or for the account of any Credit Party or any of its Subsidiaries and not otherwise included in clause (i) and (ii) above that are required to be prepaid to the Lenders, to Acquisition Draws or Working Capital Draws, at the Company’s discretion. Prior to the execution of the First Amendment, the Credit Agreement required that the Net Cash Proceeds from the transactions described above be applied to Acquisition Draws before they could be applied to Working Capital Draws. We used the proceeds from the follow-on public offering in July 2015 to reduce our Working Capital Draws.

Amounts outstanding under our Credit Facility fluctuated during the nine months ended September 30, 2015 and 2014. At the beginning of 2014, we had $114.0 million outstanding on our Credit Facility. During the first quarter of 2014, we reduced our borrowings on the Credit Facility by $36.6 million as we had borrowed $17.0 million prior to February 27, 2014 and then we used the net proceeds from our February 27, 2014 follow-on public offering and other available cash to repay $53.6 million of amounts outstanding on our Credit Facility. During the second quarter of 2014, we increased our borrowings on the Credit Facility by $1.0 million as we had borrowed $19.0 million prior to June 12, 2014 and then we used a portion of the proceeds from our June 12, 2014 follow-on public offering and other available cash to repay $18.0 million of amounts outstanding on our Credit Facility. During the third quarter of 2014, we increased our borrowings on the Credit Facility by a net $13.0 million resulting in outstanding borrowings of $91.4 million at September 30, 2014. At the beginning of 2015, we had $110.9 million outstanding on our Credit Facility. During the first quarter of 2015, we increased our borrowings on the Credit Facility by a net $12.0 million. During the second quarter of 2015, we increased our borrowings on the Credit Facility by a net $29.0 million. During the third quarter of 2015, we reduced our borrowings on the Credit Facility by $38.4 million. We used the net proceeds from our July follow-on public offering to repay amounts borrowed on our working capital line and we had additional borrowings to fund our working capital needs, as well as borrowings of $13.5 million related to our third quarter 2015 acquisitions, resulting in outstanding borrowings of $113.5 million at September 30, 2015. The average amounts outstanding under our Credit Facility were $127.5 million and $92.6 million for the nine months ended September 30, 2015 and 2014, respectively.

For a more detailed description of our long-term debt agreements, see our 2014 Form 10-K.

Legal Settlement

During the third quarter of 2015, the Company recorded a charge pertaining to a legal settlement of a Fair Labor Standards Act claim. This $3.0 million amount is recorded under “Legal settlement” on the Consolidated Statement of Operations and consists of a charge for the settlement amount and legal fees related to the case.

Corporate Office Lease

On June 5, 2015, the Company entered into a lease agreement for a new corporate office location in Trevose, Pennsylvania. Refer to Note 11 of our unaudited condensed consolidated financial statements in Item 1 of this Form 10-Q for a more detailed discussion.

Cash Flow from Operating Activities

Net cash flows provided by operating activities were $12.0 million during the nine months ended September 30, 2015, compared to net cash flows provided by operating activities of $23.2 million during the same period last year. The main factors contributing to the net decrease in cash flows were contributions to trust and less cash generated from accounts receivable.

Cash Flow from Investing Activities

Net cash used in investing activities was $24.1 million during the nine months ended September 30, 2015 as compared to $117.8 million during the same period last year. Cash flows used for investing activities during the nine months ended September 30, 2015 were $13.1 million for the acquisitions of 5 funeral homes and 3 cemeteries and $11.0 million for other capital expenditures. Cash flows used for investing activities during the nine months ended September 30, 2014 were $54.0 million for the acquisition of 13 cemeteries and 9 funeral homes, $53.0 million for up-front rent for the transaction with the Archdiocese of Philadelphia and $11.1 million for other capital expenditures.

Cash Flow from Financing Activities

Net cash flows provided by financing activities were $13.5 million during the nine months ended September 30, 2015 as compared to $104.6 million during the same period last year. Cash flows provided by financing activities for the nine months ended September 30, 2015 consisted of $2.4 million of net increases in long-term debt offset by cash distributions to unit holders of $56.7 million. In addition, proceeds of $67.9 million from our follow-on public offering on July 10, 2015 were used to pay down outstanding indebtedness under our Credit Facility. Cash flows provided by financing activities for the nine months ended September 30, 2014 consisted of $173.6 million of net proceeds from our follow-on public offerings and our issuance of common units to ACII, partially offset by net repayments of long-term debt of $23.4 million, cost of financing activities of $0.3 million, and cash distributions to unit holders of $45.3 million.

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

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Maintenance capital expenditures	$1,632	$2,326	$5,011	$6,430
Expansion capital expenditures	15,251	1,778	19,122	111,692

Total capital expenditures	$16,883	$4,104	$24,133	$118,122

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

Interest-Bearing Investments

Our fixed-income securities subject to market risk consist primarily of investments in our merchandise trusts and perpetual care trusts. As of September 30, 2015, the fair value of fixed-income securities in our merchandise trusts represented 4.1% of the fair value of total trust assets while the fair value of fixed-income securities in our perpetual care trusts represented 7.4% of the fair value of total trust assets. The aggregate quoted fair value of these fixed-income securities was $19.0 million and $23.2 million in merchandise trusts and perpetual care trusts, respectively, as of September 30, 2015. Each 1% change in interest rates on these fixed-income securities would result in changes of approximately $190,000 and $232,000 in the fair market value of the assets in our merchandise trusts and perpetual care trusts, respectively, based on discounted expected future cash flows. If these securities are held to maturity, no change in fair market value will be realized.

Our money market and other short-term investments subject to market risk consist primarily of investments in our merchandise trusts and perpetual care trusts. As of September 30, 2015, the fair value of money market and short-term investments in our merchandise trusts represented 5.9% of the fair value of total trust assets while the fair value of money market and short-term investments in our perpetual care trusts represented 4.6% of the fair value of total trust assets. The aggregate quoted fair value of these money market and short-term investments was $27.1 million and $14.5 million in the merchandise trusts and perpetual care trusts, respectively, as of September 30, 2015. Each 1% change in interest rates on these money market and short-term investments would result in changes of approximately $271,000 and $145,000 in the fair market value of the assets in our merchandise trusts and perpetual care trusts, respectively, based on discounted expected future cash flows.

Marketable Equity Securities

Our marketable equity securities subject to market risk consist primarily of investments held in our merchandise trusts and perpetual care trusts. These assets consist of investments in both individual equity securities as well as closed and open-ended mutual funds. As of September 30, 2015, the fair value of marketable equity securities in our merchandise trusts represented 10.0% of the fair value of total trust assets while the fair value of marketable equity securities in our perpetual care trusts represented 0.7% of total trust assets. The aggregate quoted fair market value of these marketable equity securities was $45.7 million and $2.3 million in our merchandise trusts and perpetual care trusts, respectively, as of September 30, 2015, based on final quoted sales prices. Each 10% change in the average market prices of the equity securities would result in a change of approximately $4.6 million and $0.2 million in the fair market value of securities held in the merchandise trusts and perpetual care trusts, respectively. As of September 30, 2015, the fair value of marketable closed and open-ended mutual funds in our merchandise trusts represented 76.3% of the fair value of total trust assets, 66.3% of which pertained to fixed-income mutual funds. As of September 30, 2015, the fair value of closed and open-ended mutual funds in our perpetual care trusts represented 87.1% of total trust assets, 77.4% of which pertained to fixed-income mutual funds. The aggregate quoted fair market value of these closed and open-ended mutual funds was $350.5 million and $271.6 million, respectively, in the merchandise trusts and perpetual care trusts as of September 30, 2015, based on final quoted sales prices, of which $232.2 million and $210.3 million, respectively, pertained to fixed-income mutual funds. Each 10% change in the average market prices of the closed and open-ended mutual funds would result in a change of approximately $35.1 million and $27.2 million in the fair market value of securities held in our merchandise trusts and perpetual care trusts, respectively.

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

Debt Instruments

Our Credit Facility bears interest at a floating rate, based on LIBOR, which is adjusted quarterly. This subjects us to increases in interest expense resulting from movements in interest rates. As of September 30, 2015, we had $113.5 million of borrowings outstanding under our Credit Facility. After these borrowings, our total available borrowing capacity under the Credit Facility is $66.5 million. The revolving credit facility provides for both acquisition draws, which are used primarily to finance acquisitions, acquisition related costs and mausoleum construction costs, and working capital draws, which are used to finance all other corporate costs. As of September 30, 2015, we had approximately $75.0 million of working capital draws, which are limited to a borrowing formula of 85% of eligible account receivables. This limit was $135.5 million at September 30, 2015. The amounts outstanding under the Credit Facility bore interest at rates of approximately 4.1% at September 30, 2015.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

10.1	First Amendment to Fourth Amended and Restated Credit Agreement, dated July 10, 2015, by and among StoneMor Operating LLC, its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.2	Letter Agreement by and between Sean P. McGrath and StoneMor GP LLC.

10.3	Confidentiality and Non-Compete Agreement by and between Sean P. McGrath and StoneMor GP LLC.

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors.

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of Sean P. McGrath, Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith).

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Sean P. McGrath, Chief Financial Officer (furnished herewith).

101	Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of September 30, 2015, and December 31, 2014; (ii) Unaudited Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2015 and 2014; (iii) Unaudited Condensed Consolidated Statement of Partners’ Capital (Deficit); (iv) Unaudited Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2015 and 2014; and (v) Notes to the Unaudited Condensed Consolidated Financial Statements. Users of this data are advised that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of StoneMor Partners L.P.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STONEMOR PARTNERS L.P.
By: StoneMor GP LLC
its general partner

November 9, 2015	/s/ Lawrence Miller
Lawrence Miller
Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

November 9, 2015	/s/ Sean P. McGrath
Sean P. McGrath
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

10.1	First Amendment to Fourth Amended and Restated Credit Agreement, dated July 10, 2015, by and among StoneMor Operating LLC, its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.2	Letter Agreement by and between Sean P. McGrath and StoneMor GP LLC.

10.3	Confidentiality and Non-Compete Agreement by and between Sean P. McGrath and StoneMor GP LLC.

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors.

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of Sean P. McGrath, Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith).

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Sean P. McGrath, Chief Financial Officer (furnished herewith).

101	Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of September 30, 2015, and December 31, 2014; (ii) Unaudited Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2015 and 2014; (iii) Unaudited Condensed Consolidated Statement of Partners’ Capital (Deficit); (iv) Unaudited Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2015 and 2014; and (v) Notes to the Unaudited Condensed Consolidated Financial Statements. Users of this data are advised that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of StoneMor Partners L.P.