Form 10-K
period 2015-12-31
STONEMOR PARTNERS LP
filed 2016-02-29
CIK 1286131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2015

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common units held by non-affiliates of the registrant was approximately $799.0 million as of June 30, 2015 based on $30.15, the closing price per common unit as reported on the New York Stock Exchange on that date.¹

The number of the registrant’s outstanding common units at February 12, 2016 was 32,648,469.

Documents incorporated by reference: None

¹	The aggregate market value of the common units set forth above equals the number of the registrant’s common units outstanding, reduced by the number of common units held by executive officers, directors and persons owning 10% or more of the registrant’s common units, multiplied by the closing price per the registrant’s common unit on June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from this figure is an affiliate of the registrant or that any person whose holdings are included in this figure is not an affiliate of the registrant and any such admission is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

FORM 10-K OF STONEMOR PARTNERS L.P.

PART I

ITEM 1.	BUSINESS

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

We are currently the second largest owner and operator of cemeteries and funeral homes in the United States. As of December 31, 2015, we operated 307 cemeteries in 27 states and Puerto Rico. We own 276 of these cemeteries and we manage or operate the remaining 31 under lease, management or operating agreements with the nonprofit cemetery companies that own the cemeteries. As of December 31, 2015, we also owned and operated 105 funeral homes in 19 states and Puerto Rico. Forty-seven of these funeral homes are located on the grounds of the cemeteries that we own.

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

We sell these products and services both at the time of death, which we refer to as at-need, and prior to the time of death, which we refer to as pre-need. Our sales of real property, including burial lots (with and without installed vaults), lawn and mausoleum crypts and cremation niches, generally generate qualifying income sufficient for us to be treated as a partnership for federal income tax purposes. In 2015, we performed 54,837 burials and sold 37,086 interment rights (net of cancellations). Based on our sales of interment spaces in 2015, our cemeteries have an aggregated weighted average remaining sales life of 237 years.

Our cemetery properties are located in Alabama, California, Colorado, Delaware, Florida, Georgia, Hawaii, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Michigan, Mississippi, Missouri, New Jersey, North Carolina, Ohio, Oregon, Pennsylvania, Puerto Rico, Rhode Island, South Carolina, Tennessee, Virginia, Washington and West Virginia. One cemetery in Hawaii that we acquired in December 2007 is still awaiting regulatory approval and has not yet been conveyed to us. Our cemetery operations accounted for approximately 81.1%, 83.1% and 81.8% of our revenues in 2015, 2014 and 2013, respectively.

Our primary funeral home products are caskets and related items. Our funeral home services include consultation, the removal and preparation of remains, and the use of funeral home facilities for visitation and prayer services.

Our funeral homes are located in Alabama, Arkansas, California, Florida, Illinois, Indiana, Kansas, Maryland, Mississippi, Missouri, North Carolina, Ohio, Oregon, Pennsylvania, Puerto Rico, South Carolina, Tennessee, Virginia, Washington and West Virginia. Our funeral home revenues accounted for approximately 18.9%, 16.9% and 18.2% of our revenues in 2015, 2014 and 2013, respectively. Our funeral home operations are conducted through various wholly-owned subsidiaries that are treated as corporations for U.S. federal income tax purposes.

OPERATIONS

Segment Reporting and Related Information

We have revised our segment reporting from prior presentations based on how we currently manage our operations and make business decisions. We now have two distinct reportable segments, which are classified as Cemetery Operations and Funeral Homes, and are supported by corporate costs and expenses.

We have chosen this level of organization and disaggregation of reportable segments because a) each reportable segment has unique characteristics that set it apart from the other segment; b) we have organized our management personnel at these two operational levels; and c) it is the level at which our chief decision makers and other senior management evaluate performance.

Our Cemetery Operations segment sell interment rights, caskets, burial vaults, cremation niches, markers and other cemetery related merchandise. Our Funeral Homes segment offers a range of funeral-related services such as family consultation, final expense insurance products, the removal of and preparation of remains and the use of funeral home facilities for visitation and prayer services. These services are distinctly different than the cemetery merchandise and services sold and provided by the Cemetery Operations segment. Our corporate costs include various home office selling and administrative expenses that are not allocable to the operating segments.

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

Funeral Home Operations

As of December 31, 2015, we owned, operated or managed 105 funeral homes, 47 of which are located on the grounds of cemetery properties that we own. Our funeral homes offer a range of services to meet a family’s funeral needs, including family consultation, final expense insurance products, the removal and preparation of remains, provision of caskets and related funeral merchandise, the use of funeral home facilities for visitation, worship and performance of funeral services and transportation services. Funeral home operations primarily generate revenues from at-need sales. Our funeral home segment has continued to grow and has become a significant contributor to our consolidated revenues.

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

Sales Personnel, Training and Marketing

As of December 31, 2015, we employed 806 full-time commissioned salespeople and 128 full-time sales support and telemarketing employees. We had ten regional sales vice presidents supporting our cemetery operations. They were supported by two Divisional Vice Presidents of Sales who report to our Chief Operating Officer. Individual salespersons are typically located at the cemeteries they serve and report directly to the cemetery sales manager. We have made a strong commitment to the ongoing education and training of our sales force and to salesperson retention in order to ensure our customers receive the highest quality customer service and to ensure compliance with all applicable requirements. Our training program includes classroom training at our headquarters, field training, continuously updated training materials that utilize media, such as the Internet, for interactive training and participation in industry seminars. We place special emphasis on training property sales managers, who are key elements to a successful pre-need sales program.

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

Acquisitions and Long-Term Operating Agreements

Refer to Note 2 of our consolidated financial statements in “Item 8” of this Form 10-K for a more detailed discussion of our acquisitions and long-term operating agreements. A summary of our acquisition activities is as follows:

2015

We completed five acquisitions during the year ended December 31, 2015, which included 4 cemeteries and 7 funeral homes. The acquired properties were located in Illinois and Florida. The aggregate fair value of the total consideration for these acquisitions was $19.7 million.

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

Cooling-Off Legislation

Each of the states where our current cemetery and funeral home properties are located has “cooling-off” legislation with respect to pre-need sales of cemetery and funeral home products and services. This legislation generally requires us to refund proceeds from pre-need sales contracts if canceled by the customer for any reason within three to thirty days, or in certain states until death, from the date of the contract, depending on the state (and some states permit cancellation and require refund beyond that time). The Federal Trade Commission, or FTC, also requires a cooling-off period of three business days for door to door sales, during which time a contract may be cancelled entitling a customer to a refund of the funds paid.

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

Occupational Safety and Health Act and Environmental Law Requirements

We are subject to the requirements of the Occupational Safety and Health Act, or OSHA, and comparable state statutes. OSHA’s regulatory requirement known as the Hazard Communication Standard, the Emergency

Planning and Community Right-to-Know Act or EPCRA, and similar state statutes require us to report information about hazardous materials used or maintained for our operations to state, federal and local authorities. We may also be subject to Tier 1 or Tier 2 Emergency and Hazardous Chemical Inventory reporting requirements under EPCRA depending on the amount of hazardous materials maintained on-site at a particular facility. We are also subject to the federal Americans with Disabilities Act and similar laws, which, among other things, may require that we modify our facilities to comply with minimum accessibility requirements for disabled persons.

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

Clean Water Act

We are also subject to the Clean Water Act and corresponding state laws, as well as local requirements applicable to the treatment of sanitary and industrial wastewaters. Many of our funeral homes discharge their wastewaters into Publicly Operated Treatment Works, or POTWs, and may be subject to applicable limits as to contaminants that may be included in the discharge of their wastewater. Our cemeteries typically discharge their wastewaters from sanitary use and maintenance operations conducted onsite into septic systems, which are regulated under state and local laws. If there are violations of applicable local, state or federal laws pertaining to our discharges of wastewaters, we may be subject to penalties as well as an obligation to conduct required remediation.

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

Employees

As of December 31, 2015, our general partner and its affiliates employed 3,387 full-time and 57 part-time employees. Fifty-nine of these employees are represented by various unions in Pennsylvania, Ohio, California, New Jersey and Illinois, and are subject to collective bargaining agreements that have expiration dates ranging from July 2016 to September 2020. We believe that our relationship with our employees is good.

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

Financial Information

Information for each of our segments is presented in “Item 8. Financial Statements and Supplementary Data” in this report.

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

If we do not generate sufficient cash to continue paying distributions at least at their current level, the market price of our common units may decline materially. We expect that we will need working capital borrowings of approximately $60.0 million during the year ending December 31, 2016 in order to have sufficient operating surplus to pay distributions at their current level and with the projected increase on our common units, although the actual amount of working capital borrowings could be materially more or less. These working capital borrowings enable us to finance the build-up in our accounts receivables, and to construct mausoleums and purchase products for our pre-need sales in advance of the time of need, which, in turn, allows us to generate available cash for operating surplus over time by accessing the funds held in trust for the products purchased.

Our substantial level of indebtedness could materially adversely affect our ability to generate sufficient cash for distribution to our unitholders, to fulfill our debt obligations and to operate our business.

We have a substantial amount of debt, which requires significant interest and principal payments. As of December 31, 2015, we had $149.5 million of total debt outstanding on a revolving credit facility that matures in December 2019, which would give us $30.5 million of total available borrowing capacity under our credit facility. The revolving credit facility provides for both acquisition draws, which are used primarily to finance acquisitions, acquisition related costs and mausoleum construction costs, and working capital draws, which are used to finance all other corporate costs. As of December 31, 2015, we had $105.0 million of working capital draws, which are limited to a borrowing formula of 85% of eligible account receivables. This limit was $139.0 million at December 31, 2015. In addition, as of December 31, 2015, we had $175.0 million aggregate principal amount of 7.875% Senior Notes due 2021 outstanding. Leverage makes us more vulnerable to economic downturns. Because we are obligated to dedicate a portion of our cash flow to service our debt obligations, our cash flow available for operations and for distribution to our unitholders will be reduced. The amount of indebtedness we have could limit our flexibility in planning for, or reacting to, changes in the markets in which we compete, limit our ability to obtain additional financing, if necessary, for working capital expenditures, acquisitions or other purposes, and require us to dedicate more cash flow to service our debt than we desire. Our ability to satisfy our indebtedness as required by the terms of our debt will be dependent on, among other things, the successful execution of our long-term strategic plan. Subject to limitations in our debt obligations, we may incur additional debt in the future, for acquisitions or otherwise, and servicing this debt could further limit our cash flow available for operations and distribution to unitholders.

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

In addition, our revolving credit facility contains covenants requiring us to maintain certain financial ratios and tests. These restrictions may also limit our ability to obtain future financings. Our ability to comply with the covenants and restrictions contained in our senior notes and revolving credit facility agreement may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If market or other economic conditions continue to deteriorate, our ability to comply with these covenants may be impaired. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

Our merchandise and perpetual care trust funds own investments in equity securities, fixed income securities, and mutual funds, which are affected by financial market conditions that are beyond our control.

Pursuant to state law, a portion of the proceeds from pre-need sales of merchandise and services is put into a merchandise trust until such time that the Partnership meets the requirements for releasing trust principal, which is generally delivery of merchandise or performance of services. All investment earnings generated by the assets in the merchandise trusts, including realized gains and losses, generally are deferred until the associated merchandise is delivered or the services are performed.

Also, pursuant to state law, a portion of the proceeds from the sale of cemetery property is required to be paid into perpetual care trusts. The perpetual care trust principal does not belong to the Partnership and must remain in this trust into perpetuity while interest and dividends may be released and used to defray cemetery maintenance costs.

Our returns on these investments are affected by financial market conditions that are beyond our control. If the investments in our trust funds experience significant declines, there could be insufficient funds in the trusts to cover the costs of delivering services and merchandise or maintaining cemeteries in the future. We may be required to cover any such shortfall with cash flows from operations, which could have a material adverse effect on our financial condition, results of operations or cash flows. For more information related to our trust investments, refer to our consolidated financial statements in “Item 8,” of this Form 10-K.

If the fair market value of these trusts, plus any other amount due to us upon delivery of the associated contracts, were to decline below the estimated costs to deliver the underlying products and services, we would record a charge to earnings to record a liability for the expected losses on the delivery of the associated contracts.

We may be required to replenish our funeral and cemetery trust funds in order to meet minimum funding requirements, which would have a negative effect on our earnings and cash flow.

In certain states, we have withdrawn allowable distributable earnings including gains prior to the maturity or cancellation of the related contract. Additionally, some states have laws that either require replenishment of investment losses under certain circumstances or impose various restrictions on withdrawals of future earnings when trust fund values drop below certain prescribed amounts. In the event of realized losses or market declines, we may be required to deposit portions or all of these amounts into the respective trusts in some future period.

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

A primary component of our business strategy is to grow through acquisitions of cemeteries and funeral homes. We cannot assure you that we will be able to identify and acquire cemeteries or funeral homes on terms favorable to us or at all. We may face competition from other death care companies in making acquisitions. Historically, we have funded a significant portion of our acquisitions through borrowings. Our ability to make acquisitions in the future may be limited by our inability to secure adequate financing, restrictions under our existing or future debt agreements, competition from third parties or a lack of suitable properties. As of December 31, 2015, we had $30.5 million of total available borrowing capacity under our revolving credit facility. The revolving credit facility provides for both acquisition draws, which are used primarily to finance acquisitions and acquisition related costs and working capital draws, which are used to finance all other corporate costs. As of December 31, 2015, we had $105.0 million of working capital draws, which are limited to a borrowing formula of 85% of eligible account receivables. This limit was $139.0 million at December 31, 2015.

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

If we are not able to respond effectively to changing consumer preferences, our market share, revenues and profitability could decrease.

Future market share, revenues and profits will depend in part on our ability to anticipate, identify and respond to changing consumer preferences. In past years, we have implemented new product and service strategies based on results of customer surveys that we conduct on a continuous basis. However, we may not correctly anticipate or identify trends in consumer preferences, or we may identify them later than our competitors do. In addition, any strategies we may implement to address these trends may prove incorrect or ineffective.

If the trend toward cremation in the United States continues, our revenues may decline which could have an adverse effect on our business and financial condition.

We and other death care companies that focus on traditional methods of interment face competition from the increasing number of cremations in the United States. Industry studies indicate that the percentage of cremations has steadily increased and that cremations are performed for approximately 45% of the deaths in the United States. This percentage is expected to increase to approximately 56% in 2025. Because the products and services associated with cremations, such as niches and urns, produce lower revenues than the products and services associated with traditional interments, a continuing trend toward cremations may reduce our revenues.

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

Our ability to manage and maintain our internal reports effectively and integration of new business acquisitions depends significantly on our enterprise resource planning system and other information systems. Some of our information technology systems may experience interruptions, delays or cessations of service or produce errors in connection with ongoing systems implementation work. Cybersecurity attacks in particular are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, misappropriation of our confidential or otherwise protected information and corruption of data. The failure of our systems to operate effectively or to integrate with other systems, or a breach in security or other unauthorized access of these systems, may also result in reduced efficiency of our operations and could require significant capital investments to remediate any such failure, problem or breach and to comply with applicable regulations, all of which could adversely affect our business, financial condition and results of operations.

Our business is subject to existing federal and state laws and regulations governing data privacy, security and cybersecurity in the United States. These regulations include privacy and security rules regarding employee-related and third-party information when a data breach results in the release of personally identifiable information, as well as those rules imposed by the banking and payment card industries to protect against identity theft and fraud in connection with the collection of payments from customers. Incidents in which we fail to protect our customers’ information against security breaches could result in monetary damages against us and could otherwise damage our reputation, harm our businesses and adversely impact our results of operations. If we fail to protect our own information, including information about our employees, we could experience significant costs and expenses as well as damage to our reputation.

The financial condition of third-party insurance companies that fund our pre-need funeral contracts may impact our financial condition, results of operations, or cash flows.

Where permitted, customers may arrange their pre-need funeral contract by purchasing a life insurance or annuity policy from third-party insurance companies. The customer/policy holder assigns the policy benefits to our funeral home to pay for the pre-need funeral contract at the time of need. For preneed funeral contracts funded through life insurance contracts, we receive commission from third-party insurance companies.

Additionally, there is an increasing death benefit associated with the contract that may vary over the contract life. There is no guarantee that the increasing death benefit will cover future increases in the cost of providing a funeral service. If the financial condition of the third-party insurance companies were to deteriorate materially because of market conditions or otherwise, there could be an adverse effect on our ability to collect all or part of the proceeds of the life insurance or annuity policy, including the annual increase in the death benefit. Failure to collect such proceeds could have a material adverse effect on our financial condition, results of operations, or cash flows.

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

Our crematory operations may be subject to regulation under the federal Clean Air Act and any analogous state laws. If new regulations applicable to our crematory operations were to be adopted, they could require permits or capital expenditures that could increase our costs of operation and compliance. We are also subject to the Clean Water Act and corresponding state laws, as well as local requirements applicable to the treatment of sanitary and industrial wastewaters. Many of our funeral homes discharge their wastewaters into Publicly Operated Treatment Works, or POTWs, and may be subject to applicable limits as to contaminants that may be included in the discharge of their wastewater. Our cemeteries typically discharge their wastewaters from sanitary use and maintenance operations conducted onsite into septic systems, which are regulated under state and local laws. If there are violations of applicable local, state or federal laws pertaining to our discharges of wastewaters, we may be subject to penalties as well as an obligation to conduct required remediation.

Litigation or legal proceedings could expose us to significant liabilities and damage our reputation.

From time to time, we are party to various claims and legal proceedings, including, but not limited to, employment, cemetery or burial practices, and other litigation. We are subject to class or collective actions under the wage and hours provisions of the Fair Labor Standards Act, including, but not limited to, national and state class or collective actions, or putative class or collective actions. Generally, plaintiffs in class action litigation may seek to recover amounts, which may be indeterminable for some period of time although potentially large. Adverse outcomes in the pending cases may result in monetary damages or injunctive relief against us, as litigation and other claims are subject to inherent uncertainties. For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies, and the likelihood of an unfavorable outcome. We base our assessments, estimates and disclosures on the information available to us at the time. Actual outcomes or losses may differ materially from assessments and estimates. Costs to defend litigation claims and legal proceedings and the cost of actual settlements, judgments or resolutions of these claims and legal proceedings may negatively affect our business and financial performance. We hold insurance policies that may reduce cash outflows with respect to an adverse outcome of certain litigation matters, but exclude certain claims, such as claims arising under the Fair Labor Standards Act. To the extent that our management will be required to participate in or otherwise devote substantial amounts of time to the defense of these matters, such activities would result in the diversion of our management resources from our business operations and the implementation of our business strategy, which may negatively impact our financial position and results of operations. Any adverse publicity resulting from allegations made in litigation claims or legal proceedings may also adversely affect our reputation, which in turn, could adversely affect our results of operations.

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

Subject to the limitations on restricted payments contained in the indenture governing the 7.875% Senior Notes due 2021 and other indebtedness, the master partnership distributes all of our “available cash” each quarter to its limited partners and general partner. “Available cash” is defined in the master limited partnership’s partnership agreement, and it generally means, for each fiscal quarter, all cash and cash equivalents on hand on the date of determination for that quarter less the amount of cash reserves established at the discretion of the general partner to:

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

Despite the fact that we are organized as a limited partnership under Delaware law, we would be treated as a corporation for U.S. federal income tax purposes unless we satisfy a “qualifying income” requirement. Based upon our current operations, we believe we satisfy the qualifying income requirement. However, no ruling has been or will be requested regarding our treatment as a partnership for U.S. federal income tax purposes. Failing to meet the qualifying income requirement or a change in current law could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation as an entity.

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

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, from time to time, members of Congress and the President propose and consider substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships, including the elimination of the exception upon which we rely for our treatment as a partnership for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will be reintroduced or will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units. Any modification to U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the qualifying income requirement to be treated as a partnership for U.S. federal income tax purposes.

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

If the IRS contests the federal income tax positions we take, the market for our common units may be adversely impacted, and the cost of any IRS contest will reduce our cash available for distribution to you. Recently enacted legislation alters the procedures for assessing and collecting taxes due for taxable years beginning after December 31, 2017, in a manner that could substantially reduce cash available for distribution to you.

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

Recently enacted legislation applicable to us for taxable years beginning after December 31, 2017 alters the procedures for auditing large partnerships and also alters the procedures for assessing and collecting taxes due (including applicable penalties and interest) as a result of an audit. Unless we are eligible to (and choose to) elect to issue revised Schedules K-1 to our partners with respect to an audited and adjusted return, the IRS may assess and collect taxes (including any applicable penalties and interest) directly from us in the year in which the audit is completed under the new rules. If we are required to pay taxes, penalties and interest as the result of audit adjustments, cash available for distribution to our unitholders may be substantially reduced. In addition, because payment would be due for the taxable year in which the audit is completed, unitholders during that taxable year would bear the expense of the adjustment even if they were not unitholders during the audited taxable year.

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

A substantial portion of the amount realized from the sale of your common units, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depreciation recapture. Thus, you may recognize both ordinary income and capital loss from the sale of your units if the amount realized on the sale of your units is less than your adjusted basis in the units. Net capital loss may only offset capital gains and, in the case of individuals, up to $3,000 of ordinary income per year. In the taxable period in which you sell your units, you may recognize ordinary income from our allocation of income and gain to you prior to the sale and from recapture items that generally cannot be offset by any capital loss recognized upon the sale of units.

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

We have adopted certain valuation methodologies in determining a unitholder’s allocations of income, gain, loss and deduction. The IRS may challenge these methodologies or the resulting allocations, which could adversely affect the value of our common units.

In determining the items of income, gain, loss and deduction allocable to our unitholders, we must routinely determine the fair market value of our assets. Although we may, from time to time, consult with professional appraisers regarding valuation matters, we make many fair market value estimates using a methodology based on the market value of our common units as a means to measure the fair market value of our assets. The IRS may challenge these valuation methods and the resulting allocations of income, gain, loss and deduction.

A successful IRS challenge to these methods or allocations could adversely affect the timing or amount of taxable income or loss being allocated to our unitholders. It also could affect the amount of gain from our unitholders’ sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions.

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

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. Nonetheless, we allocate certain deductions for depreciation of capital additions based upon the date the underlying property is put in service. The U.S. Department of the Treasury recently adopted final Treasury Regulations allowing a similar monthly simplifying convention for taxable years beginning on or after August 3, 2015. However, such regulations do not specifically authorize the use of the proration method we have previously adopted, and may not specifically authorize all aspects of our proration method thereafter. If the IRS were to challenge are proration method, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

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

CEMETERIES AND FUNERAL HOMES

The following table summarizes the distribution of our cemetery and funeral home properties by state as of December 31, 2015 as well as the weighted average estimated remaining sales life in years for our cemeteries based upon the number of interment spaces sold during 2015:

	Cemeteries	Funeral Homes	Cemetery Net Acres	Weighted Average Estimated Net Sales Life in Years	Number of Interment Spaces Sold in 2015
Alabama	9	6	305	256	992
Arkansas	—	2	—	—	—
California	7	8	270	51	1,399
Colorado	2	—	12	359	39
Delaware	1	—	12	191	24
Florida	9	28	278	97	1,187
Georgia	7	—	135	211	572
Hawaii	1	—	6	201	—
Illinois	11	4	438	56	3,673
Indiana	11	5	1,013	399	1,263
Iowa	1	—	89	152	207
Kansas	3	2	84	270	172
Kentucky	2	—	59	140	204
Maryland	10	1	716	133	1,767
Michigan	13	—	818	392	1,411
Mississippi	2	1	44	184	99
Missouri	6	5	277	347	506
New Jersey	6	—	341	46	1,482
North Carolina	19	2	619	162	2,565
Ohio	14	2	953	324	1,946
Oregon	7	11	162	252	558
Pennsylvania	68	10	5,319	339	7,897
Puerto Rico	7	5	209	236	498
Rhode Island	2	—	70	1,124	23
South Carolina	8	2	395	310	596
Tennessee	11	5	657	257	1,561
Virginia	34	2	1,183	191	3,201
Washington	3	2	33	45	174
West Virginia	33	2	1,404	516	1,451

Total	307	105	15,901	237	35,467

We calculated estimated remaining sales life for each of our cemeteries by dividing the number of unsold interment spaces by the number of interment spaces sold at that cemetery in the most recent year. For purposes of estimating remaining sales life, we defined unsold interment spaces as unsold burial lots and unsold spaces in existing mausoleum crypts as of December 31, 2015. We defined interment spaces sold in 2015 as:

•	the number of burial lots sold, net of cancellations;

•	the number of spaces sold in existing mausoleum crypts, net of cancellations; and

•	the number of spaces sold in mausoleum crypts that we have not yet built, net of cancellations.

We count the sale of a double-depth burial lot as the sale of two interment spaces since a double-depth burial lot includes two interment rights. For the same reason we count an unsold double-depth burial lot as two unsold interment spaces. Because our sales of cremation niches were immaterial, we did not include cremation niches in the calculation of estimated remaining sales life. When calculating estimated remaining sales life, we did not take into account any future cemetery expansion. In addition, sales of an unusually high or low number of interment spaces in a particular year affect our calculation of estimated remaining sales life. Future sales may differ from previous years’ sales, and actual remaining sales life may differ from our estimates. We calculated the weighted average estimated remaining sales life by aggregating unsold interment spaces and interment spaces sold on a state-by-state or company-wide basis. Based on the number of interment spaces sold in 2015, we estimate that our cemeteries have an aggregate weighted average remaining sales life of 237 years.

The following table shows the cemetery properties that we owned or operated as of December 31, 2015, grouped by estimated remaining sales life:

	0 - 25 years	26 - 49 years	50 - 100 years	101 - 150 years	151 - 200 years	Over 200 years
Alabama	—	1	3	—	1	4
California	2	2	1	1	—	1
Colorado	—	—	—	—	—	2
Delaware	—	—	—	—	1	—
Florida	—	2	4	—	2	1
Georgia	—	1	1	1	—	4
Hawaii	—	—	—	—	—	1
Illinois	1	1	—	3	1	5
Indiana	—	1	—	—	—	10
Iowa	—	—	—	—	1	—
Kansas	—	—	—	—	2	1
Kentucky	—	1	—	—	—	1
Maryland	1	2	1	2	—	4
Michigan	—	1	2	—	—	10
Mississippi	—	—	—	—	1	1
Missouri	—	—	—	—	1	5
New Jersey	1	4	—	—	—	1
North Carolina	—	1	6	1	1	10
Ohio	—	—	3	1	—	10
Oregon	—	—	—	3	—	4
Pennsylvania	9	1	7	3	3	45
Puerto Rico	1	1	—	1	—	4
Rhode Island	—	—	—	—	—	2
South Carolina	—	—	1	1	—	6
Tennessee	—	1	—	—	3	7
Virginia	2	—	6	5	3	18
Washington	1	1	1	—	—	—
West Virginia	4	—	1	3	2	23

Total	22	21	37	25	22	180

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

During 2015, we entered into a lease agreement for a new corporate office location in a 57,000 square foot leased space in Trevose, Pennsylvania. The lease term commenced on February 1, 2016 and will expire on July 31, 2028, with certain contractual renewal options.

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

MARKET INFORMATION

Our common units are listed on the New York Stock Exchange (“NYSE”) under the symbol “STON”. As of February 12, 2016, there were 42,740 beneficial unitholders, 54 unitholders of record and 32,648,469 common units outstanding, representing a 98.79% limited partner interest in us. The following table sets forth the high and low sale prices of our common units for the periods indicated, based on the daily composite listing of common unit transactions for the NYSE, as applicable, and cash distributions per unit declared on our common units.

	Price range		Cash Distributions per
Quarter Ended	High	Low	Common Unit Declared (1)
March 31, 2014	$26.69	$21.75	$0.6000
June 30, 2014	$25.30	$23.35	$0.6000
September 30, 2014	$26.35	$23.50	$0.6100
December 31, 2014	$27.14	$24.00	$0.6200
March 31, 2015	$29.13	$25.65	$0.6300
June 30, 2015	$30.92	$28.73	$0.6400
September 30, 2015	$32.06	$22.04	$0.6500
December 31, 2015	$31.15	$25.90	$0.6600

(1)	Cash distributions per common unit declared during each quarter were paid within 45 days of the close of the previous quarter.

See “Item 7” of this Form 10-K for a discussion regarding our cash distribution policy.

On May 21, 2014, we sold to American Cemeteries Infrastructure Investors, LLC, a Delaware limited liability company (“ACII”) 2,255,947 common units (the “ACII Units”) at an aggregate purchase price of $55.0 million pursuant to a Common Unit Purchase Agreement (the “Common Unit Purchase Agreement”), dated May 19, 2014, by and between ACII and us. A trustee of the trust established for the pecuniary benefit of ACII has effective voting and investment power over approximately 67.03% of membership interests in GP Holdings. Pursuant to the Common Unit Purchase Agreement, commencing with the quarter ending June 30 2014, the ACII Units are entitled to receive distributions equal to those paid on the common units generally. Through the quarter ending June 30, 2018, such distributions may be paid in cash, paid-in-kind (“PIK”) common units issued to ACII in lieu of cash distributions, or a combination of cash and PIK Units, as determined by us at our sole discretion.

If we elect to pay cash distributions through the issuance of PIK Units, the number of common units to be issued in connection with a quarterly cash distribution will be the quotient of (i) the amount of the quarterly cash distribution paid on the common units by (ii) the volume-weighted average price of the common units for the thirty (30) trading days immediately preceding the date the quarterly cash distribution is declared with respect to the common units. Beginning with the quarterly cash distribution payable with respect to the quarter ending September 30, 2018, the ACII Units will receive cash distributions on the same basis as all other common units and we will no longer have the ability to elect to pay quarterly cash distributions in PIK Units. We issued 204,804 PIK Units to ACII in lieu of cash distributions of $5.8 million during the year ended December 31, 2015. For information concerning common units authorized for issuance under our long-term incentive plan, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 6.	SELECTED FINANCIAL DATA

The following tables present selected consolidated financial and operating data of the Partnership for the periods and as of the dates indicated derived from our audited consolidated financial statements. The following tables should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited historical consolidated financial statements and accompanying notes thereto set forth in this Annual Report on Form 10-K. Further, data for the 2013 and 2011 years has been recast to retrospectively reflect adjustments made to our initial assessment of the net values of assets and liabilities acquired in acquisitions.

	As of and for the Years Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except for per unit data)
STATEMENT OF OPERATIONS DATA:
Revenues:
Cemetery:
Merchandise	$131,862	$132,355	$110,673	$114,025	$108,088
Services	56,243	51,827	44,054	46,094	46,995
Investment and other	59,765	55,217	46,959	46,808	42,901
Funeral home:
Merchandise	26,722	21,060	18,922	15,551	12,810
Services	31,048	27,626	26,033	20,128	17,594

Total revenues	305,640	288,085	246,641	242,606	228,388

Costs and Expenses:
Cost of goods sold	38,924	33,652	27,859	28,101	26,115
Cemetery expense	71,296	64,672	57,566	55,410	57,145
Selling expense	58,884	55,277	47,832	46,878	45,291
General and administrative expense	36,371	35,110	31,873	28,928	29,544
Corporate overhead	38,609	34,723	29,926	31,292	28,370
Depreciation and amortization	12,803	11,081	9,548	9,431	8,534
Funeral home expenses:
Merchandise	6,928	6,659	5,569	5,200	4,473
Services	22,959	20,470	19,190	14,574	11,717
Other	17,526	12,581	10,895	8,951	7,364

Total cost and expenses	304,300	274,225	240,258	228,765	218,553

Operating income	1,340	13,860	6,383	13,841	9,835
Gain on acquisitions and divestitures	1,540	656	2,685	122	92
Gain on settlement agreement, net	—	888	12,261	1,737	—
Legal settlement	(3,135)	—	—	—	—
Loss on early extinguishment of debt	—	(214)	(21,595)	—	(4,463)
Loss on impairment of long-lived assets	(296)	(440)	—	—	—
Interest expense	(22,585)	(21,610)	(21,070)	(20,503)	(19,198)

Loss before income taxes	(23,136)	(6,860)	(21,336)	(4,803)	(13,734)
Income tax benefit (expense)	(1,108)	(3,913)	2,304	1,790	4,019

Net loss	$(24,244)	$(10,773)	$(19,032)	$(3,013)	$(9,715)

Net loss per limited partner unit (basic and diluted)	$(0.79)	$(0.40)	$(0.89)	$(0.15)	$(0.50)

BALANCE SHEET DATA (at period end):
Cemetery property	$342,639	$339,848	$316,469	$309,980	$298,938
Total assets	$1,686,125	$1,690,375	$1,466,035	$1,334,487	$1,239,941
Deferred cemetery revenues, net	$637,536	$643,408	$579,993	$497,861	$441,678
Total debt	$318,839	$278,540	$283,624	$245,711	$186,505
Total partners’ capital	$183,678	$208,762	$107,520	$135,182	$180,279

	As of and for the Years Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except for per unit data)

CASH FLOW DATA:
Net cash flow provided by operating activities	$4,062	$19,448	$35,077	$31,896	$5,466
Net cash flow used in investing activities	$(34,139)	$(123,658)	$(26,697)	$(39,948)	$(29,186)
Net cash flow provided by (used in) financing activities	$34,829	$102,436	$(4,151)	$3,940	$28,243

Change in assets and liabilities:
Net cash flow used in the change to merchandise trust assets	$(52,332)	$(28,828)	$(36,919)	$(11,806)	$(23,889)

Cash paid for capital expenditures	$(15,339)	$(14,574)	$(12,752)	$(11,972)	$(13,166)

	Years Ended December 31,
	2015	2014	2013	2012	2011
OPERATING DATA:
Interments performed	54,837	50,566	45,470	45,128	45,236

Interment rights sold (1)
Lots	33,262	31,774	27,339	26,638	26,403
Mausoleum crypts (including pre-construction)	2,205	2,186	2,108	2,206	2,518
Niches	1,619	1,466	1,096	985	1,126

Net interment rights sold (1)	37,086	35,426	30,543	29,829	30,047

Number of cemetery contracts written	113,696	103,859	97,220	96,308	100,289
Cemetery contract revenues, in thousands	$262,383	$238,331	$214,857	$207,783	$202,290
Average amount per contract	$2,308	$2,295	$2,210	$2,157	$2,017

Number of pre-need cemetery contracts written	52,228	48,585	48,272	47,186	49,533
Pre-need cemetery contract revenues, in thousands (1)	$158,806	$145,607	$134,857	$128,437	$122,789
Average amount per pre-need contract	$3,041	$2,997	$2,794	$2,722	$2,479

Number of at-need cemetery contracts written	61,468	55,274	48,948	49,122	50,756
At-need cemetery contract revenues, in thousands (1)	$103,577	$92,724	$80,000	$79,346	$79,501
Average amount per at-need contract	$1,685	$1,678	$1,634	$1,615	$1,566

(1)	Net of cancellations. Sales of double-depth burial lots are counted as two sales.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis presented below provides information to assist in understanding our financial condition and results of operations. This discussion should be read in conjunction with “Item 6: Selected Financial Data” and “Item 8: Financial Statements and Supplementary Data”, which contains our consolidated financial statements.

The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Forward-looking statements speak only as of the date the statements were made. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and in “Item 1A: Risk Factors”. We believe the assumptions underlying the consolidated financial statements are reasonable.

BUSINESS OVERVIEW

We are a publicly-traded Delaware master-limited partnership (“MLP”) and provider of funeral and cemetery products and services in the death care industry in the United States. As of December 31, 2015, we operated 307 cemeteries in 27 states and Puerto Rico, of which 276 are owned and 31 are operated under lease, management or operating agreements. We also owned and operated 105 funeral homes in 19 states and Puerto Rico.

FINANCIAL PRESENTATION

Our consolidated balance sheets at December 31, 2015 and December 31, 2014, and the consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013 include our accounts and our wholly-owned subsidiaries. Accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the amounts reported in the consolidated balance sheets and related consolidated statements of operations. Actual balances and results could be different from those estimates. All significant intercompany transactions and balances have been eliminated in the consolidation of the financial statements.

RECENT DEVELOPMENTS

Acquisition Activity

During the year ended December 31, 2015, we acquired three cemeteries in Illinois, one cemetery in Florida, three funeral homes in Illinois and four funeral homes in Florida for an aggregate purchase price of $19.7 million.

Public Offering of Common Units

On July 10, 2015, we completed a follow-on public offering of 2,415,000 common units at a public offering price of $29.63 per unit. Net proceeds of the offering, after deducting underwriting discounts and offering expenses, were approximately $67.9 million. The proceeds were utilized to pay down outstanding borrowings under our credit facility.

ATM Equity Program

On November 19, 2015, we entered into an equity distribution agreement (“ATM Equity Program”) with a group of banks (the “Agents”) whereby we may sell, from time to time, common units representing limited partner interests having an aggregate offering price of up to $100,000,000. Sales of common units, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market” (“ATM”) offerings as defined in Rule 415 of the Securities Act, including sales made directly on the New York Stock Exchange, the existing trading market for the common units, or sales made to or through the market maker other than on an exchange or through an electronic communications network. We will pay each of the Agents a commission, which in each case shall not be more than 2.0% of the gross sales price of common units sold through such Agent. During the year ended December 31, 2015, we issued 277,667 common units under the ATM program for net proceeds of $7.5 million.

SUBSEQUENT EVENTS

On January 26, 2016, we announced a quarterly cash distribution of $0.66 per common unit pertaining to the results for the fourth quarter of 2015. The distribution was paid on February 12, 2016 to common unit holders of record as of the close of business on February 5, 2016.

Subsequent to December 31, 2015, we issued 474,657 common units under our ATM Equity Program for net proceeds of approximately $12.4 million. No issuances occurred during February 2016.

REVENUE RECOGNITION

Cemetery Operations

Our cemetery revenues are principally derived from sales of interment rights, merchandise and services. These sales occur both at the time of death, which we refer to as at-need, and prior to the time of death, which we refer to as pre-need. Pre-need sales are typically sold on an installment plan. At-need cemetery sales and pre-need merchandise and services sales are recognized as revenue when the merchandise is delivered or the service is performed. For pre-need sales of interment rights, we recognize the associated revenue when we have collected 10% of the sales price from the customer. We consider our cemetery merchandise delivered to our customer when it is either installed or ready to be installed and delivered to a third-party storage facility until it is needed, with ownership transferred to the customer at that time. Pre-need sales that have not yet been recognized as revenue are recognized as deferred cemetery revenues, net, a liability on our consolidated balance sheet. Direct costs associated with pre-need sales that are recognized as deferred cemetery revenues, such as sales commissions and cost of goods sold, are recognized as deferred selling and obtaining costs, an asset on our consolidated balance sheet, until the merchandise is delivered or the services are performed.

Funeral Home Operations

Our funeral home revenues are principally derived from at-need and pre-need sales of merchandise and services. Pre-need sales are typically sold on an installment plan. Both at-need and pre-need funeral home sales are recognized as revenue when the merchandise is delivered or the service is performed. Pre-need sales that have not yet been recognized as revenue are recognized as deferred revenues, a liability on our consolidated balance sheet. Direct costs associated with pre-need sales that are recognized as deferred revenues, such as sales commissions and cost of goods sold, are recognized as deferred selling and obtaining costs, an asset on our consolidated balance sheet, until the merchandise is delivered or the services are performed. Our funeral home operations also include revenues related to the sale of term and final expense whole life insurance. As an agent for these insurance sales, we earn and recognize commission-related revenue streams from the sales of these policies.

Trust Investment Income

Sales of cemetery and funeral home merchandise and services are subject to state law. Under these laws, which vary by state, a portion of the cash proceeds received from the sale of interment rights and pre-need sales of cemetery and funeral home merchandise and services are required to be deposited into trusts. For sales of interment rights, a portion of the cash proceeds received are required to be deposited into a perpetual care trust. While the principal balance of the perpetual care trust must remain in the trust in perpetuity, we recognize investment income on such assets as revenue, excluding realized gains and losses from the sale of trust assets. For sales of cemetery and funeral home merchandise and services, a portion of the cash proceeds received are required to be deposited into a merchandise trust until the merchandise is delivered or the services are performed, at which time the funds deposited, along with the associated investment income, may be withdrawn. Investment income from assets held in the merchandise trust is recognized as revenues when withdrawn. Amounts deposited into trusts are invested by third-party investment managers who are selected by the Trust Committee of the board of directors of our general partner. These investment managers are required to invest our trust funds in accordance with applicable state law and internal investment guidelines adopted by the Trust Committee. Our investment managers are monitored by third-party investment advisors selected by the Trust Committee who advise the committee on the determination of asset allocations, evaluate the investment managers and provide detailed monthly reports on the performance of each merchandise and perpetual care trust.

GENERAL TRENDS AND OUTLOOK

We expect our business to be affected by key trends in the deathcare industry, based upon assumptions made by us and information currently available. Deathcare industry factors affecting our financial position and results of operations include, but are not limited to, demographic trends in terms of population growth and average age, which impacts death rates and number of deaths, increasing cremation trends, and increasing memorialization trends. In addition, we are subject to fluctuations in the fair value of equity and fixed-maturity debt securities held in our trusts. These values can be negatively impacted by contractions in the credit market and overall downturns in economic activity. Our ability to make payments on our debt and our ability to make cash distributions to our unitholders depends on our success at managing these industry trends. To the extent our underlying assumptions about or interpretations of available information prove to be incorrect, our actual results may vary materially from our expected results.

RESULTS OF OPERATIONS

We have revised our segment reporting from prior presentations based on how we currently manage our operations and make business decisions. We now have two distinct reportable segments, which are classified as Cemetery Operations and Funeral Homes, and are supported by corporate costs and expenses.

Cemetery Operations

Overview

We are currently the second largest owner and operator of cemeteries in the United States. As of December 31, 2015, we operated 307 cemeteries in 27 states and Puerto Rico. We own 276 of these cemeteries and we manage or operate the remaining 31 under lease, operating or management agreements. Revenues from cemetery operations accounted for approximately 81.1% of our total revenues during the year ended December 31, 2015.

Operating Results

The following table presents operating results for our cemetery operations for the respective reporting periods (in thousands):

	Years Ended December 31,
	2015	2014	2013
Merchandise	$131,862	$132,355	$110,673
Services	56,243	51,827	44,054
Interest income	8,671	7,628	6,926
Investment and other	51,094	47,589	40,033

Total revenue	247,870	239,399	201,686

Cost of goods sold	38,924	33,652	27,859
Cemetery expense	71,296	64,672	57,566
Selling expense	58,884	55,277	47,832
General and administrative expense	36,371	35,110	31,873

Total cost and expenses	205,475	188,711	165,130

Operating income	$42,395	$50,688	$36,556

Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014

Cemetery merchandise revenues were $131.9 million for the year ended December 31, 2015, a slight decrease of $0.5 million from $132.4 million for the year ended December 31, 2014. Cemetery services revenues were $56.2 million for the year ended December 31, 2015, an increase of $4.4 million from $51.8 million for the year ended December 31, 2014. This increase was primarily due to a $4.7 million increase in opening and closing service revenues, principally from the Archdiocese of Philadelphia properties we operate and other acquisitions completed during calendar year 2014. Investment and other income was $51.1 million for the year ended December 31, 2015, an increase of $3.5 million from $47.6 million for the year ended December 31, 2014. This increase was primarily due to a $3.1 million increase in trust income due to higher invested capital amounts and increased income withdrawals from our merchandise trusts. Interest income was $8.7 million for the year ended December 31, 2015, an increase of $1.1 million from the year ended December 31, 2014, which was primarily due to a larger average accounts receivable balance during calendar year 2015.

Cost of goods sold was $38.9 million for the year ended December 31, 2015, an increase of $5.2 million from $33.7 million for the year ended December 31, 2014. This increase consisted principally of a land sale that occurred in calendar 2015 that had a cost basis of $1.8 million, a $0.7 million increase in perpetual care trusting costs due to an increase in burial right values, and changes in the value and mix of products and property rights sold.

Cemetery expenses were $71.3 million for the year ended December 31, 2015, an increase of $6.6 million from $64.7 million for the year ended December 31, 2014. This increase was principally due to a $4.2 million increase in personnel costs, a $1.3 million increase in repairs and maintenance expenses and $0.9 million increase in real estate tax expense. These increases were principally due to costs associated with properties acquired during the periods.

Selling expenses were $58.9 million for the year ended December 31, 2015, an increase of $3.6 million from $55.3 million for the year ended December 31, 2014. This increase was primarily due to a $2.9 million increase in commissions and personnel costs and a $0.4 million increase in advertising and marketing expenses.

General and administrative expenses were $36.4 million for the year ended December 31, 2015, an increase of $1.3 million from $35.1 million for the year ended December 31, 2014. This increase was principally due to a $1.5 million increase in personnel costs and a $1.2 million increase in insurance costs, partially offset by a $1.6 million decrease in professional fees and legal costs. The increases were primarily due to costs associated with properties acquired during the periods.

Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013

Cemetery merchandise revenues were $132.4 million for the year ended December 31, 2014, an increase of $21.7 million from $110.7 million for the year ended December 31, 2013. The increase was principally due to a $19.2 million increase in lot, vault, crypt, niche and marker revenues, primarily from the Archdiocese of Philadelphia properties and other acquisitions completed during calendar year 2014. Cemetery service revenues were $51.8 million for the year ended December 31, 2014, an increase of $7.8 million from $44.0 million for the year ended December 31, 2013. This increase was primarily due to a $6.7 million increase in opening and closing service revenues, principally from the properties acquired during calendar year 2014, and a $0.8 million increase in marker installations. Investment and other income was $47.6 million for the year ended December 31, 2014, an increase of $7.6 million from $40.0 million for the year ended December 31, 2013. This increase was primarily due to a $4.0 million increase in large land sale revenues and a $2.0 million increase in trust income due to higher invested capital amounts and increased income withdrawals from our merchandise trusts. Interest income was $7.6 million for the year ended December 31, 2014, a $0.7 million increase from $6.9 million for the year ended December 31, 2013, which was primarily due to a larger average accounts receivable balance during calendar year 2014.

Cost of goods sold was $33.7 million for the year ended December 31, 2014, an increase of $5.8 million from $27.9 million for the year ended December 31, 2013. This increase consisted principally of a $1.2 million increase in perpetual care trusting costs due to an increase in burial right values and correlative increases in the cost of property and merchandise sold.

Cemetery expenses were $64.7 million during the year ended December 31, 2014, an increase of $7.1 million, from $57.6 million for the year ended December 31, 2013. This increase was principally due to a $1.7 million increase in repairs and maintenance expense, a $5.0 million increase in personnel costs and a $0.7 million increase in utility and fuel costs, partially offset by a $0.3 million decrease in real estate tax expense. These increases were principally due to costs associated with properties acquired during the periods.

Selling expenses were $55.3 million for the year ended December 31, 2014, an increase of $7.5 million from $47.8 million for the year ended December 31, 2013. This increase was primarily due to a $4.9 million increase in commissions and personnel costs, a $2.4 million increase in advertising and telemarketing costs and a $0.2 million increase in travel expenses.

General and administrative expenses were $35.1 million for the year ended December 31, 2014, an increase of $3.2 million, from $31.9 million for the year ended December 31, 2013. The increase was due to a $1.7 million increase in personnel costs and a $1.5 million increase in legal costs.

Funeral Home Operations

Overview

As of December 31, 2015, we owned and operated 105 funeral homes. These properties are located in 19 states and Puerto Rico. Revenues from funeral home operations accounted for approximately 18.9% of our total revenues during the year ended December 31, 2015.

Operating Results

The following table presents operating results for our funeral home operations for the respective reporting periods (in thousands):

	Years Ended December 31,
	2015	2014	2013
Merchandise	$26,722	$21,060	$18,922
Services	31,048	27,626	26,033

Total revenue	57,770	48,686	44,955
Merchandise	6,928	6,659	5,569
Service	22,959	20,470	19,190
Other	17,526	12,581	10,895

Total expenses	47,413	39,710	35,654

Operating income	$10,357	$8,976	$9,301

Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014

Funeral home merchandise revenues were $26.7 million for the year ended December 31, 2015, an increase of $5.6 million from $21.1 million for the year ended December 31, 2014. Funeral home service revenues were $31.0 million for the year ended December 31, 2015, a $3.4 million increase from $27.6 million for the year ended December 31, 2014. Both increases were due principally to properties acquired during the periods.

Funeral home expenses were $47.4 million for the year ended December 31, 2015, an increase of $7.7 million from $39.7 million for the year ended December 31, 2014. This increase principally consists of a $2.5 million increase in personnel costs, a $2.6 million increase in costs associated with insurance-related sales, a $0.7 million increase in facility costs, and a $0.3 million increase in merchandise costs. These increases were principally due to costs associated with properties acquired during the periods.

Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013

Funeral home merchandise revenues were $21.1 million for the year ended December 31, 2014, an increase of $2.2 million from $18.9 million for the year ended December 31, 2013. Funeral home service revenues were $27.6 million for the year ended December 31, 2014, an increase of $1.6 million from $26.0 million for the year ended December 31, 2013. Both increases were due principally to properties acquired during the periods.

Funeral home expenses were $39.7 million for the year ended December 31, 2014, an increase of $4.0 million from $35.7 million for the year ended December 31, 2013. This increase principally consisted of a $1.3 million increase in personnel expenses, a $1.1 million increase in merchandise costs and a $1.2 million increase in facility costs.

Corporate Overhead

Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014

Corporate overhead expense was $38.6 million for the year ended December 31, 2015, an increase of $3.9 million from $34.7 million for the year ended December 31, 2014. This increase was due to a $1.0 million increase in acquisition-related costs, a $0.6 million increase in corporate advertising, a $0.5 million increase in personnel costs and a $0.4 million increase in non-cash compensation expense.

Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013

Corporate overhead expense was $34.7 million for the year ended December 31, 2014, an increase of $4.8 million from $29.9 million for the year ended December 31, 2013. This increase was principally due to a $3.0 million increase in professional fees, a $1.2 million increase in acquisition related costs, and a $0.5 million increase in information technology costs, partially offset with a decrease of $0.5 million in personnel costs.

Depreciation and amortization

Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014

Depreciation and amortization expense was $12.8 million for the year ended December 31, 2015, an increase of $1.7 million from $11.1 million for the year ended December 31, 2014. The increase was principally due to additional depreciation and amortization from assets acquired in our recent acquisitions and the lease and management agreements with the Archdiocese of Philadelphia.

Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013

Depreciation and amortization expense was $11.1 million for the year ended December 31, 2014, an increase of $1.6 million from $9.5 million for the year ended December 31, 2013. The increase was principally due to additional depreciation and amortization from assets acquired in our recent acquisitions and the lease and management agreements with the Archdiocese of Philadelphia.

Other gains and losses

Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014

For the year ended December 31, 2015, other gains and losses included a $1.5 million gain on acquisition, a $3.1 million loss on legal settlement, and a $0.3 million loss on impairment of long-lived assets. For the year ended December 31, 2014, other gains and losses included a $0.4 million gain on acquisition, a $0.9 million gain on settlement agreement, a $0.2 million gain on asset sales, a $0.2 million loss on early extinguishment of debt, and a $0.4 million loss on impairment of long-lived assets. The $3.1 million loss on legal settlement recognized during calendar year 2015 pertained to the legal settlement of a Fair Labor Standards Act claim. The $0.9 million gain on settlement recognized during calendar year 2014, for which $12.3 million was also recognized during calendar year 2013 for the same matter, was related to the settlement of claims associated with certain properties acquired in prior years.

Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013

For the year ended December 31, 2014, other gains and losses included a $0.4 million gain on acquisition, a $0.9 million gain on settlement agreement, a $0.2 million gain on asset sales, a $0.2 million loss on early extinguishment of debt, and a $0.4 million loss on impairment of long-lived assets. For the year ended December 31, 2013, other gains and losses included a $2.5 million gain on acquisition, a $12.3 million gain on settlement agreement, a $0.2 million gain on asset sales, and a $21.6 million loss on early extinguishment of debt. Each of the aforementioned gains and losses are transaction specific and generally do not correlate to our operating performance. The loss on early extinguishment of debt recognized during calendar year 2013 pertained to our early repayment of $150.0 million of our 10.25% Senior Notes due 2017 and the incurrence of $14.9 million of tender premiums and the write-off of $6.7 million of unamortized fees and discounts related to these notes.

Interest expense

Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014

Interest expense was $22.6 million for the year ended December 31, 2015, an increase of $1.0 million from $21.6 million for the year ended December 31, 2014. This increase was principally due to an increase in interest expense on amounts outstanding under the credit facility, which had higher average amounts outstanding during the calendar year 2015 than the prior year.

Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013

Interest expense was $21.6 million for the year ended December 31, 2014, an increase of $0.5 million from $21.1 million for the year ended December 31, 2013. This increase was principally due to an increase in discount accretion expense related to the obligation for the lease and management agreements with the Archdiocese of Philadelphia and amortization of deferred finance fees relating to our recent amendments to the revolving credit facility. This increase was partially offset by a reduction in interest expense related to our senior notes, which have a lower interest rate than the prior senior notes that were refinanced in the second quarter of 2013.

Income tax benefit (expense)

Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014

Income tax expense was $1.1 million for the year ended December 31, 2015 compared to $3.9 million for the prior year. Our effective tax rate differs from our statutory tax rate primarily because our legal entity structure includes different tax filing entities, including a significant number of partnerships that are not subject to paying tax.

Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013

We had an income tax expense of $3.9 million for the year ended December 31, 2014, compared to an income tax benefit of $2.3 million during 2013. The increase in income tax expense was primarily due to revised estimates regarding the usage of our federal net operating loss carryforwards. Our effective tax rate differs from our statutory tax rate primarily because our legal entity structure includes different tax filing entities, including a significant number of partnerships that are not subject to paying tax.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary sources of liquidity are cash generated from operations and borrowings under our revolving credit facility. Our primary cash requirements, in addition to normal operating expenses, are for debt service, capital expenditures and cash distributions. In general, we expect to fund:

•	cash distributions and maintenance capital expenditures through existing cash and cash flows from operating activities;

•	expansion capital expenditures and working capital deficits through cash generated from operations and additional borrowings; and

•	debt service obligations through additional borrowings or by the issuance of additional limited partner units or asset sales.

We rely on cash flow from operations, borrowings under our credit facility and the issuance of additional limited partner units to execute our growth strategy and meet our financial commitments and other short-term financial needs. We cannot be certain that additional capital will be available to us to the extent required and on acceptable terms.

We believe that we will have sufficient liquid assets, cash from operations and borrowing capacity to meet our financial commitments, debt service obligations, contingencies and anticipated capital expenditures for at least the next twelve-month period. However, we are subject to business, operational and other risks that could adversely affect our cash flow. We may supplement our cash generation with proceeds from financing activities, including borrowings under our credit facility and other borrowings, the issuance of additional limited partner units, and the sale of assets and other transactions.

Cash Flows - Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Net cash flows provided by operating activities were $4.1 million during the year ended December 31, 2015, a decrease of $15.4 million from $19.5 million during the year ended December 31, 2014. The $15.4 million unfavorable movement in net cash provided by operating activities resulted from a $9.7 million unfavorable movement in net income excluding non-cash items and a $5.7 million unfavorable movement in working capital. The unfavorable movement in net income excluding non-cash items was due principally to the recognition of a $3.1 million loss on legal settlement during calendar year 2015 and the growth of our partnership and certain expenses during calendar 2015, including general and administrative expenses and corporate overhead, although the majority of cemetery pre-need sales associated with that growth did not meet the delivery criteria for revenue recognition. The $5.7 million unfavorable movement in working capital was due principally to increased contributions to trusts due to increases in pre-need sales between periods, partially offset by other movements in current assets and liabilities due to timing differences.

Net cash used in investing activities was $34.1 million during the year ended December 31, 2015, a decrease of $89.6 million from $123.7 million during the year ended December 31, 2014. Net cash used for investing activities during calendar year 2015 consisted of $18.8 million for acquisitions and $15.3 million for capital expenditures. Net cash used for investing activities during calendar year 2014 principally consisted of $56.4 million for acquisitions, $53.0 million of up-front rent for the transaction with the Archdiocese of Philadelphia and $14.6 million for capital expenditures.

Net cash flows provided by financing activities were $34.8 million for the year ended December 31, 2015 compared with $102.4 million for the year ended December 31, 2014. Cash flows provided by financing activities during calendar year 2015 consisted primarily of $75.2 million of net proceeds from the issuance of common units and $37.3 million of net borrowings, partially offset by cash distributions to unit holders of $77.5 million. Cash flows provided by financing activities during calendar year 2014 consisted of $173.5 million of net proceeds from the issuance of common units, partially offset by net repayments of long-term debt of $5.3 million, financing costs incurred of $3.0 million, and cash distributions to unit holders of $62.8 million.

Cash Flows - Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Net cash flows provided by operating activities were $19.5 million during the year ended December 31, 2014, a decrease of $15.6 million compared with $35.1 million during the year ended December 31, 2013. The $15.6 million unfavorable movement in net cash provided by operating activities resulted from a $6.5 million unfavorable movement in net income excluding non-cash items and a $9.1 million unfavorable movement in working capital. The unfavorable movement in net income excluding non-cash items was due principally to a $12.1 million gain on settlement agreement recognized during calendar year 2013, partially offset by the growth of our partnership due to additional properties acquired during the periods. The $9.1 million unfavorable movement in working capital was due principally to movements in current assets and liabilities due to timing differences.

Net cash used in investing activities was $123.7 million during the year ended December 31, 2014, an increase of $97.0 million compared with $26.7 million during the year ended December 31, 2013. Cash flows used for investing activities during calendar year 2014 consisted principally of $56.4 million for acquisitions, $53.0 million of up-front rent for the transaction with the Archdiocese of Philadelphia and $14.6 million for capital expenditures. Cash flows used for investing activities during calendar year 2013 consisted principally of $14.1 million for acquisitions and $12.8 million for capital expenditures.

Net cash flows provided by financing activities were $102.4 million during the year ended December 31, 2014, compared with $4.1 million net cash used in financing activities during the year ended December 31, 2013. Cash flows provided by financing activities during calendar year 2014 consisted of $173.5 million of net proceeds from the issuance of common units, partially offset by net repayments of long-term debt of $5.3 million, financing costs incurred of $3.0 million, and cash distributions to unit holders of $62.8 million. Cash flows provided by financing activities during calendar year 2013 consisted of $38.4 million of net proceeds from the issuance of common units and $29.6 million net long-term borrowings, inclusive of the issuance of $175.0 million of Senior Notes to repay our existing $150.0 million of senior notes. These increases were partially offset by the incurrence of $14.9 million of fees associated with the retirement of our existing senior notes, incurred financing costs of $5.1 million and cash distributions to unit holders of $52.1 million.

Capital Expenditures

Our capital requirements consist primarily of:

•	Expansion capital expenditures – we consider expansion capital expenditures to be capital expenditures that expand the capacity of our existing operations; and

•	Maintenance capital expenditures – we consider maintenance capital expenditures to be any capital expenditures that are not expansion capital expenditures – generally, this will include expenditures to maintain our facilities.

The following table summarizes maintenance and expansion capital expenditures, excluding amounts paid for acquisitions, for the periods presented (in thousands):

	Years Ended December 31,
	2015	2014	2013
Maintenance capital expenditures	$7,937	$8,398	$6,986
Expansion capital expenditures	7,402	6,176	5,766

Total capital expenditures	$15,339	$14,574	$12,752

Off Balance Sheet Arrangements, Contractual Obligations and Contingencies

We had no off-balance sheet arrangements as of December 31, 2015 or 2014.

We have assumed various financial obligations and commitments in the ordinary course of conducting our business. We have contractual obligations requiring future cash payments related to debt maturities, interest on debt, operating lease agreements, and liabilities to purchase merchandise related to our pre-need sales contracts.

A summary of our total contractual obligations as of December 31, 2015 is presented in the table below (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt (1)	$425,634	$22,549	$47,325	$175,018	$180,742
Operating leases	25,611	3,356	6,931	4,853	10,471
Lease and management agreements (2)	36,675	—	—	—	36,675
Merchandise liabilities (3)	173,097	—	—	—	—

Total	$661,017	$25,905	$54,256	$179,871	$227,888

(1)	Represents the interest payable and par value of debt due and does not include the unamortized debt discounts of $3.0 million at December 31, 2015. This table assumes that current amounts outstanding under our Credit Facility are not repaid until the maturity date of December 2019, except for Acquisition Draws, which have scheduled repayments.
(2)	Represents the aggregate future rent payments, with interest, due pertaining to the agreements with the Archdiocese of Philadelphia, from 2025 through 2049, and does not include the unamortized discount. See “Agreements with the Archdiocese of Philadelphia” in this “Item 7” of this Form 10-K.
(3)	Total cannot be separated into periods because we are unable to anticipate when the merchandise will be needed.

Issuance of Common Units

On July 10, 2015, we issued 2,415,000 common units in a public offering at a price of $29.63 per unit, yielding net proceeds, after deducting underwriting discounts and offering expenses, of approximately $67.9 million. The proceeds were used to pay down outstanding indebtedness under our credit facility.

On November 19, 2015, we entered into an equity distribution agreement (“ATM Equity Program”) with a group of banks (the “Agents”) whereby we may sell, from time to time, common units representing limited partner interests having an aggregate offering price of up to $100,000,000. Sales of common units, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market” (“ATM”) offerings as defined in Rule 415 of the Securities Act, including sales made directly on the New York Stock Exchange, the existing trading market for the common units, or sales mad to or through the market maker other than on an exchange or through an electronic communications network. We will pay each of the Agents a commission, which in each case shall not be more than 2.0% of the gross sales price of common units sold through such Agent. During the year ended December 31, 2015, we issued 277,667 common units under the ATM program for net proceeds of $7.5 million.

Long-Term Debt

Credit Facility

We are a party to the Fourth Amended and Restated Credit Agreement (the “Credit Agreement”), which provides for a single revolving credit facility of $180.0 million (the “Credit Facility”) maturing on December 19, 2019. Additionally, the Credit Agreement provides for an uncommitted ability to increase the Credit Facility by an additional $70.0 million. Our obligations under the Credit Facility are secured by substantially all of our assets, excluding those held in trust. Borrowings under the Credit Facility are classified as either acquisition draws or working capital draws. Acquisition draws may be utilized to finance permitted acquisitions, the purchase and construction of mausoleums and related costs or the net amount of merchandise trust deposits. Working capital draws may be utilized to finance working capital requirements, capital expenditures and for other general corporate purposes. The amount of the Credit Facility that is available for working capital draws is subject to a borrowing formula equal to 85% of eligible accounts receivable, as defined within the Credit Agreement. At December 31, 2015, the amount available under the Credit Facility for working capital advances under this limit was $139.0 million.

Each individual acquisition draw is subject to equal quarterly amortization of the principal amount, with annual principal payments comprised of ten percent of the related advance amount, commencing on the second anniversary of such advance, with the remaining principal due on December 19, 2019, subject to certain mandatory prepayment requirements. Up to $10.0 million of the Credit Facility may be in the form of standby letters of credit, of which there were none outstanding at December 31, 2015 and 2014.

Borrowings under the Credit Facility bear interest, at our election, at either an adjusted LIBOR rate plus an applicable margin between 2.25% and 4.00% per annum or the base rate (which is the higher of the bank’s prime rate, the Federal funds rate plus 0.5% or one-month LIBOR plus 1.00%) plus an applicable margin between 1.25% and 3.00% per annum. We are also required to pay a fee on the unused portion of the Credit Facility at a rate between 0.375% and 0.8% per annum, which is included within interest expense on our consolidated statements of operations. At December 31, 2015, the weighted average interest rate on outstanding borrowings under the Credit Facility was 3.8%.

The Credit Agreement contains customary covenants that limit our ability to incur additional indebtedness, grant liens, make loans or investments, make cash distributions if a default exists or would result from the distribution, merger or consolidation with other persons, or engage in certain asset dispositions including the sale of all or substantially all of its assets. We were in compliance with these covenants as of December 31, 2015. The Credit Agreement also requires us to maintain:

•	Consolidated EBITDA (as defined in the Credit Agreement), calculated over a period of four consecutive fiscal quarters, to be no less than the sum of (i) $80.0 million plus (ii) 80% of the aggregate Consolidated EBITDA for each permitted acquisition completed after June 30, 2014;

•	the ratio of Consolidated EBITDA (as defined in the Credit Agreement) to Consolidated Debt Service (as defined in the Credit Agreement), calculated over a period of four fiscal quarters, or the Consolidated Debt Service Coverage Ratio, of not less than 2.50 to 1.00 for any period; and

•	the ratio of Consolidated Funded Indebtedness (as defined in the Credit Agreement) to Consolidated EBITDA (as defined in the Credit Agreement), calculated over a period of four fiscal quarters, or the Consolidated Leverage Ratio, of not greater than 4.00 to 1.00 for any period.

Senior Notes

On May 28, 2013, we issued $175.0 million aggregate principal amount of 7.875% Senior Notes due 2021 (the “Senior Notes”). We pay 7.875% interest per annum on the principal amount of the Senior Notes, payable in cash semi-annually in arrears on June 1 and December 1 of each year. The net proceeds from the offering were used to retire a $150.0 million aggregate principal amount of 10.25% Senior Notes due 2017 and the remaining proceeds were used for general corporate purposes. The Senior Notes were issued at 97.832% of par resulting in gross proceeds of $171.2 million with an original issue discount of approximately $3.8 million. We incurred debt issuance costs and fees of approximately $4.6 million. These costs and fees are deferred and will be amortized over the life of these notes. The Senior Notes mature on June 1, 2021.

At any time prior to June 1, 2016, we may redeem up to 35% of the aggregate principal amount of the Senior Notes with the net cash proceeds of certain equity offerings at the redemption price of 107.875%, plus accrued and unpaid interest, if any, to the redemption date, provided that (i) at least 65% of the aggregate principal amount of the Senior Notes remain outstanding and (ii) the redemption occurs within 180 days of the closing date of such equity offering. At any time on or after June 1, 2016, we may redeem the Senior Notes, in whole or in part, at the redemption prices (expressed as percentages of the principal amount) set forth below, together with accrued and unpaid interest, if any, to the redemption date, if redeemed during the 12-month period beginning June 1 of the years indicated:

Year	Percentage
2016	105.906%
2017	103.938%
2018	101.969%
2019 and thereafter	100.000%

In addition, at any time prior to June 1, 2016, we may also redeem all or any portion of the Senior Notes at a redemption price equal to 100% of the principal amount of the Senior Notes redeemed, plus the Applicable Premium (as defined in the Indenture), including accrued and unpaid interest. Subject to certain exceptions, upon the occurrence of a Change of Control (as defined in the Indenture), each holder of the Senior Notes will have the right to require us to purchase that holder’s Senior Notes for a cash price equal to 101% of the principal amounts to be purchased, plus accrued and unpaid interest.

The Senior Notes are jointly and severally guaranteed by certain of our material subsidiaries. The Indenture governing the Senior Notes contains covenants, including limitations of our ability to incur certain additional indebtedness and liens, make certain dividends, distributions, redemptions or investments, enter into certain transactions with affiliates, make certain asset sales, and engage in certain mergers, consolidations or sales of all or substantially all of our assets, among other items. As of December 31, 2015, we were in compliance with these covenants.

Cash Distribution Policy

Our partnership agreement requires that we distribute 100% of available cash to our common and preferred unitholders and general partner within 45 days following the end of each calendar quarter in accordance with their respective percentage interests. Available cash consists generally of all of our cash receipts, less cash disbursements. Our general partner is granted discretion under the partnership agreement to establish, maintain and adjust reserves for future operating expenses, debt service, maintenance capital expenditures and distributions for the next four quarters. These reserves are not restricted by magnitude, but only by type of future cash requirements with which they can be associated.

Available cash is distributed to the common limited partners and the general partner in accordance with their ownership interests, subject to the general partner’s incentive distribution rights if quarterly cash distributions per limited partner unit exceed specified targets. Incentive distribution rights are generally defined as all cash distributions paid to our general partner that are in excess of its respective ownership interest. The incentive distribution rights will entitle our general partner to receive the following increasing percentage of cash distributed by us as it reaches certain target distribution levels:

•	13.0% of all cash distributed in any quarter after each common unit has received $0.5125 for that quarter;

•	23.0% of all cash distributed in any quarter after each common unit has received $0.5875 for that quarter; and

•	48.0% of all cash distributed in any quarter after each common unit has received $0.7125 for that quarter.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires making estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of actual revenue and expenses during the reporting period. Although we base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, actual results may differ from the estimates on which our financial statements are prepared at any given point of time. Changes in these estimates could materially affect our financial position, results of operations or cash flows. Significant items that are subject to such estimates and assumptions include revenue and expense accruals, fair value of merchandise and perpetual care trusts assets, merchandise liability balance and the allocation of purchase price to the fair value of assets acquired. A summary of the significant accounting policies we have adopted and followed in the preparation of our consolidated financial statements is included in Note 1 under “Item 8: Financial Statements and Supplementary Data” included in this report. The critical accounting policies and estimates we have identified are discussed below.

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

Accounts Receivable Allowance for Cancellations

At the time of a pre-need sale, we record an account receivable in an amount equal to the total contract value less any cash deposit paid net of an estimated allowance for cancellations. The allowance for cancellations is established based upon our estimate of expected cancellations and historical experiences, and is currently approximately 10% of total contract values. Future cancellation rates may differ from this current estimate. We will continue to evaluate cancellation rates and will make changes to the estimate should the need arise. Actual cancellations did not vary significantly from the estimates of expected cancellations at December 31, 2015 or 2014.

Other-Than-Temporary Impairment of Trust Assets

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

We evaluate whether or not the assets in our merchandise and perpetual care trusts have an other-than-temporary impairment on a security-by-security basis. We determine whether or not the impairment of a fixed maturity debt security is other-than-temporary by evaluating each of the following:

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

As of December 31, 2015, our taxable corporate subsidiaries had federal net operating loss carryforwards of approximately $261.8 million, which will begin to expire in 2017 and $321.8 million in state net operating loss carryforwards, a portion of which expires annually. Our ability to use such federal net operating loss carryforwards may be limited by changes in the ownership of our units deemed to result in an “ownership change” under the applicable provisions of the Internal Revenue Code of 1986, as amended.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risks. The term “market” risk refers to the risk of gains or losses arising from changes in interest rates and prices of marketable securities. The disclosures are not meant to be precise indicators of expected future gains or losses, but rather indicators of reasonably possible gains or losses. This forward-looking information provides indicators of how we view and manage our ongoing market risk exposures. All of our market risk-sensitive instruments were entered into for purposes other than trading.

INTEREST-BEARING INVESTMENTS

Our fixed-income securities subject to market risk consist primarily of certain investments in our merchandise trusts and perpetual care trusts. As of December 31, 2015, the fair value of fixed-income securities in our merchandise trusts and perpetual care trusts represented 4.0% and 7.0%, respectively, of the fair value of total trust assets. The aggregate of the quoted fair value of these fixed-income securities was $18.6 million and $22.2 million in the merchandise trusts and perpetual care trusts, respectively, as of December 31, 2015. Holding all other variables constant, a hypothetical 1% change in variable interest rates on these fixed-income securities would change the fair market value of the assets in our merchandise trusts and perpetual care trusts each by approximately $0.2 million, based on discounted expected future cash flows. If these securities are held to maturity, no change in fair market value will be realized. Our money market and other short-term investments subject to market risk consist primarily of certain investments in our merchandise trusts and perpetual care trusts. As of December 31, 2015, the fair value of money market and short-term investments in our merchandise trusts and perpetual care trusts represented 7.6% and 11.9%, respectively, of the fair value of total trust assets. The aggregate of the quoted fair value of these money market and short-term investments was $35.2 million and $36.6 million in the merchandise trusts and perpetual care trusts, respectively, as of December 31, 2015. Holding all other variables constant, a hypothetical 1% change in variable interest rates on these money market and short-term investments would change the fair market value of the assets in our merchandise trusts and perpetual care trusts each by approximately $0.4 million, based on discounted expected future cash flows.

MARKETABLE EQUITY SECURITIES

Our marketable equity securities subject to market risk consist primarily of certain investments held in our merchandise trusts and perpetual care trusts. These assets consist of investments in both individual equity securities as well as closed and open-ended mutual funds. As of December 31, 2015, the fair value of marketable equity securities in our merchandise trusts and perpetual care trusts represented 10.4% and 1.0%, respectively, of the fair value of total trust assets. The aggregate of the quoted fair market value of these marketable equity securities was $48.2 million and $2.9 million in our merchandise trusts and perpetual care trusts, respectively, as of December 31, 2015, based on final quoted sales prices. Holding all other variables constant, a hypothetical 10% change in variable interest rates of the equity securities would change the fair market value of the assets in our merchandise trusts and perpetual care trusts each by approximately $4.8 million and $0.3 million, based on discounted expected future cash flows. As of December 31, 2015, the fair value of marketable closed and open-ended mutual funds in our merchandise trusts represented 75.0% of the fair value of total trust assets, 63.5% of which pertained to fixed-income mutual funds. As of December 31, 2015, the fair value of closed and open-ended mutual funds in our perpetual care trusts represented 79.6% of total trust assets, 72.5% of which pertained to fixed-income mutual funds. The aggregate of the quoted fair market value of these closed and open-ended mutual funds was $348.6 million and $245.1 million, respectively, in the merchandise trusts and perpetual care trusts as of December 31, 2015, based on final quoted sales prices, of which $221.5 million and $177.7 million, respectively, pertained to fixed-income mutual funds. Holding all other variables constant, a hypothetical 10% change in the average market prices of the closed and open-ended mutual funds would change the fair market value of the assets in our merchandise trusts and perpetual care trusts each by approximately $34.9 million and $24.5 million, based on discounted expected future cash flows.

DEBT INSTRUMENTS

Our Credit Facility bears interest at a floating rate, based on LIBOR, which is adjusted quarterly. This subjects us to increases in interest expense resulting from movements in interest rates. As of December 31, 2015, we had $149.5 million of borrowings outstanding under our Credit Facility, which generally bears interest at a variable rate. Holding all other variables constant, a hypothetical 1% change in variable interest rates would change our consolidated interest expense for the twelve-month period ending December 31, 2016 by approximately $1.5 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of StoneMor GP LLC and Unitholders of StoneMor Partners L.P.

We have audited the accompanying consolidated balance sheets of StoneMor Partners L.P. and subsidiaries (the “Partnership”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of StoneMor Partners L.P. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2016 expressed an unqualified opinion on the Partnership’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

February 29, 2016

STONEMOR PARTNERS L.P.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$15,153	$10,401
Accounts receivable, net of allowance	68,415	62,503
Prepaid expenses	5,367	4,708
Other current assets	18,863	24,266

Total current assets	107,798	101,878

Long-term accounts receivable, net of allowance	95,167	89,536
Cemetery property	342,639	339,848
Property and equipment, net of accumulated depreciation	104,330	100,391
Merchandise trusts, restricted, at fair value	464,676	484,820
Perpetual care trusts, restricted, at fair value	307,804	345,105
Deferred selling and obtaining costs	111,542	97,795
Deferred tax assets	40	40
Goodwill and intangible assets	137,060	127,826
Other assets	15,069	3,136

Total assets	$1,686,125	$1,690,375

Liabilities and Partners’ Capital
Current liabilities:
Accounts payable and accrued liabilities	$31,875	$35,382
Accrued interest	1,503	1,219
Current portion, long-term debt	2,440	2,251

Total current liabilities	35,818	38,852

Long-term debt, net of deferred financing costs	316,399	276,289
Deferred cemetery revenues, net	637,536	643,408
Deferred tax liabilities	17,833	17,708
Merchandise liability	173,097	150,192
Perpetual care trust corpus	307,804	345,105
Other long-term liabilities	13,960	10,059

Total liabilities	1,502,447	1,481,613

Commitments and contingencies
Partners’ Capital
General partner interest	(10,038)	(5,113)
Common limited partners’ interests	193,716	213,875

Total partners’ capital	183,678	208,762

Total liabilities and partners’ capital	$1,686,125	$1,690,375

See Accompanying Notes to the Consolidated Financial Statements.

STONEMOR PARTNERS L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Years Ended December 31
	2015	2014	2013
Revenues:
Cemetery:
Merchandise	$131,862	$132,355	$110,673
Services	56,243	51,827	44,054
Investment and other	59,765	55,217	46,959
Funeral home:
Merchandise	26,722	21,060	18,922
Services	31,048	27,626	26,033

Total revenues	305,640	288,085	246,641

Costs and Expenses:
Cost of goods sold	38,924	33,652	27,859
Cemetery expense	71,296	64,672	57,566
Selling expense	58,884	55,277	47,832
General and administrative expense	36,371	35,110	31,873
Corporate overhead	38,609	34,723	29,926
Depreciation and amortization	12,803	11,081	9,548
Funeral home expenses:
Merchandise	6,928	6,659	5,569
Services	22,959	20,470	19,190
Other	17,526	12,581	10,895

Total cost and expenses	304,300	274,225	240,258

Operating income	1,340	13,860	6,383

Gain on acquisitions and divestitures	1,540	656	2,685
Gain on settlement agreement, net	—	888	12,261
Legal settlement	(3,135)	—	—
Loss on early extinguishment of debt	—	(214)	(21,595)
Loss on impairment of long-lived assets	(296)	(440)	—
Interest expense	(22,585)	(21,610)	(21,070)

Loss before income taxes	(23,136)	(6,860)	(21,336)

Income tax benefit (expense)	(1,108)	(3,913)	2,304

Net loss	$(24,244)	$(10,773)	$(19,032)

General partner’s interest for the period	$(315)	$(155)	$(350)

Limited partners’ interest for the period	$(23,929)	$(10,618)	$(18,682)

Net loss per limited partner unit (basic and diluted)	$(0.79)	$(0.40)	$(0.89)

Weighted average number of limited partners’ units outstanding (basic and diluted)	30,472	26,582	20,954

See Accompanying Notes to the Consolidated Financial Statements.

STONEMOR PARTNERS L.P.

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in thousands)

	Partners’ Capital
	Outstanding	Common	General
	Common Units	Limited Partners	Partner	Total
January 1, 2013	19,568	$134,796	$386	$135,182
Issuance of common units	1,775	38,377	—	38,377
General partner contribution	—	3,718	—	3,718
Common unit awards under incentive plans	34	1,328	—	1,328
Net loss	—	(18,682)	(350)	(19,032)
Cash distributions	—	(49,880)	(2,173)	(52,053)

December 31, 2013	21,377	109,657	(2,137)	107,520
Issuance of common units	7,546	176,558	—	176,558
Common unit awards under incentive plans	169	1,068	—	1,068
Net loss	—	(10,618)	(155)	(10,773)
Cash distributions	—	(60,015)	(2,821)	(62,836)
Unit distributions paid in kind	112	(2,775)	—	(2,775)

December 31, 2014	29,204	213,875	(5,113)	208,762
Issuance of common units	2,692	80,976	—	80,976
Common unit awards under incentive plans	8	1,516	—	1,516
Net loss	—	(23,929)	(315)	(24,244)
Cash distributions	—	(72,902)	(4,610)	(77,512)
Unit distributions paid in kind	205	(5,820)	—	(5,820)

December 31, 2015	32,109	$193,716	$(10,038)	$183,678

See Accompanying Notes to the Consolidated Financial Statements.

STONEMOR PARTNERS L.P.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Years Ended December 31
	2015	2014	2013
Cash Flows From Operating Activities:
Net loss	$(24,244)	$(10,773)	$(19,032)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cost of lots sold	13,103	10,291	8,019
Depreciation and amortization	12,803	11,081	9,548
Non-cash compensation expense	1,516	1,068	1,370
Non-cash interest expense	2,949	2,939	2,303
Gain on acquisitions and divestitures	(1,540)	(656)	(2,685)
Loss on early extinguishment of debt	—	214	21,595
Loss on impairment of long-lived assets	296	440	—
Changes in assets and liabilities:
Accounts receivable, net of allowance	(8,873)	(10,356)	(8,834)
Merchandise trust fund	(52,332)	(28,828)	(36,919)
Other assets	(7,193)	(3,179)	(2,177)
Deferred selling and obtaining costs	(13,747)	(9,797)	(11,681)
Deferred cemetery revenue	78,676	60,841	72,708
Deferred taxes (net)	157	2,743	(2,865)
Payables and other liabilities	2,491	(6,580)	3,727

Net cash provided by operating activities	4,062	19,448	35,077

Cash Flows From Investing Activities:
Cash paid for capital expenditures	(15,339)	(14,574)	(12,752)
Cash paid for acquisitions	(18,800)	(56,381)	(14,100)
Consideration for lease and management agreements	—	(53,000)	—
Proceeds from asset sales	—	297	155

Net cash used in investing activities	(34,139)	(123,658)	(26,697)

Cash Flows From Financing Activities:
Cash distributions	(77,512)	(62,836)	(52,053)
Proceeds from borrowings	148,295	92,865	269,502
Repayments of debt	(111,034)	(98,140)	(239,932)
Proceeds from issuance of common units	75,156	173,497	38,377
Fees paid related to early extinguishment of debt	—	—	(14,920)
Cost of financing activities	(76)	(2,950)	(5,125)

Net cash provided by (used in) financing activities	34,829	102,436	(4,151)

Net increase (decrease) in cash and cash equivalents	4,752	(1,774)	4,229
Cash and cash equivalents—Beginning of period	10,401	12,175	7,946

Cash and cash equivalents—End of period	$15,153	$10,401	$12,175

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$19,352	$18,796	$18,907
Cash paid during the period for income taxes	$4,294	$4,315	$3,891

Non-cash investing and financing activities:
Acquisition of assets by financing	$874	$387	$190
Issuance of limited partner units for cemetery acquisition	$—	$—	$3,718
Acquisition of assets by assumption of directly related liability	$876	$8,368	$3,924

See Accompanying Notes to the Consolidated Financial Statements.

STONEMOR PARTNERS L.P.

1.	GENERAL

Nature of Operations

StoneMor Partners L.P. ( the “Partnership”) is a provider of funeral and cemetery products and services in the death care industry in the United States. As of December 31, 2015, the Partnership operated 307 cemeteries in 27 states and Puerto Rico, of which 276 are owned and 31 are operated under lease, management or operating agreements. The Partnership also owned and operated 105 funeral homes in 19 states and Puerto Rico.

Basis of Presentation

The consolidated financial statements included in this Form 10-K have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The Partnership’s presentation of its deferred financing costs within its consolidated balance sheet has changed. These deferred costs were previously presented as under their own caption and are now presented as an offset to long-term debt using the caption, “Long-term debt, net of deferred financing cost.” Retrospective adjustment was made to the December 31, 2014 presentation of these deferred costs. This change in presentation has decreased the “Total assets” amount by $9.1 million and decreased “Total liabilities” by the same amount at December 31, 2014. There was no additional impact on other assets or any other previously reported amounts.

Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year presentation.

The Partnership has revised its segment reporting and reporting units from prior presentations based on how it currently manages operations and makes business decisions. The Partnership now has two distinct reportable segments and reporting units, which are classified as Cemetery Operations and Funeral Homes, and are supported by corporate costs and expenses. Prior period balances and activities were adjusted to conform to this revised presentation.

Principles of Consolidation

The consolidated financial statements include the accounts of each of the Partnership’s wholly-owned subsidiaries. These statements also include the accounts of the merchandise and perpetual care trusts in which the Partnership has a variable interest and is the primary beneficiary. The Partnership operates 31 cemeteries under long-term lease, operating or management contracts. The operations of 16 of these managed cemeteries have been consolidated.

The Partnership operates 15 cemeteries under long-term leases and other agreements that do not qualify as acquisitions for accounting purposes, including 13 cemeteries related to the transaction with the Archdiocese of Philadelphia that closed in the second quarter of 2014. As a result, the Partnership did not consolidate all of the existing assets and liabilities related to these cemeteries. The Partnership has consolidated the existing assets and liabilities of the merchandise and perpetual care trusts associated with these cemeteries as variable interest entities since the Partnership controls and receives the benefits and absorbs any losses from operating these trusts. Under the long-term leases, and other agreements associated with these properties, which are subject to certain termination provisions, the Partnership is the exclusive operator of these cemeteries and earns revenues related to sales of merchandise, services, and interment rights, and incurs expenses related to such sales, including the maintenance and upkeep of these cemeteries. Upon termination of these contracts, the Partnership will retain all of the benefits and related contractual obligations incurred from sales generated during the contract period. The Partnership has also recognized the existing merchandise liabilities that it assumed as part of these agreements.

Total revenues derived from the cemeteries under these agreements totaled approximately $51.8 million, $42.5 million and $33.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Summary of Significant Accounting Policies

Use of Estimates

The preparation of the Partnership’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expense during the reporting periods. The Partnership’s consolidated financial statements are based on a number of significant estimates, including revenue and expense accruals, depreciation and amortization, merchandise trusts and perpetual care trusts asset valuation, allowance for cancellations, unit-based compensation, merchandise liability, deferred sales revenue, deferred margin, deferred merchandise trust investment earnings, deferred obtaining costs, assets and liabilities obtained via business combinations and income taxes. As a result, actual results could differ from those estimates.

Accounts Receivable, Net of Allowance

The Partnership sells pre-need cemetery contracts whereby the customer enters into arrangements for future merchandise and services prior to the time of need. These sales are usually made using interest-bearing installment contracts not to exceed 60 months. The interest income is recorded when the interest amount is considered realizable and collectible, which typically coincides with cash payment. Interest income is not recognized until payments are collected in accordance with the contract. At the time of a pre-need sale, the Partnership records an account receivable in an amount equal to the total contract value less unearned finance income and any cash deposit paid, net of an estimated allowance for customer cancellations. The Partnership recognizes an allowance for cancellation of these receivables based upon its historical experience, which is recorded as a reduction in accounts receivable and a corresponding offset to deferred cemetery revenues, net.

Management evaluates customer receivables for impairment on an individual contract basis based upon its historical experience, including the age of the receivable and the customer’s payment history. Since the Partnership’s receivables primarily relate to pre-need sales, the Partnership has not performed the service or fulfilled all of its obligations for the merchandise to which the receivable relates and, as such, no risk of loss exists regarding accounts receivable.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments purchased with an original maturity of three months or less from the time they are acquired to be cash equivalents.

Cemetery Property

Cemetery property consists of developed and undeveloped cemetery property, constructed mausoleum crypts and lawn crypts and other cemetery property. Cemetery property is stated at cost or, upon acquisition of a business, at the fair value of the assets acquired.

Property and Equipment

Property and equipment is stated at cost or, upon acquisition of a business, at the fair value of the assets acquired and depreciated on a straight-line basis. Maintenance and repairs are charged to expense as incurred, whereas additions and major replacements are capitalized and depreciation is recorded over their estimated useful lives as follows:

Buildings and improvements	10 to 40 years
Furniture and equipment	3 to 10 years
Leasehold improvements	over the shorter of the term of the lease or the life of the asset

Merchandise Trusts

Pursuant to state law, a portion of the proceeds from pre-need sales of merchandise and services is put into trust (the “merchandise trust”) until such time that the Partnership meets the requirements for releasing trust principal, which is generally delivery of merchandise or performance of services. All investment earnings generated by the assets in the merchandise trusts (including realized gains and losses) are deferred until the associated merchandise is delivered or the services are performed (see Note 6).

Perpetual Care Trusts

Pursuant to state law, a portion of the proceeds from the sale of cemetery property is required to be paid into perpetual care trusts. The perpetual care trust principal does not belong to the Partnership and must remain in this trust into perpetuity while interest and dividends may be released and used to defray cemetery maintenance costs, which are expensed as incurred. The Partnership consolidates the trust into its financial statements because the trust is considered a variable interest entity for which the Partnership is the primary beneficiary. Earnings from the perpetual care trusts are recognized in current cemetery revenues (see Note 7).

Inventories

Inventories are classified within other current assets on the Partnership’s consolidated balance sheet and include cemetery and funeral home merchandise valued at the lower of cost or net realizable value. Cost is determined primarily on a specific identification basis on a first-in, first-out basis. Inventories were approximately $9.7 million and $5.6 million at December 31, 2015 and 2014, respectively.

Impairment of Long-Lived Assets

The Partnership monitors the recoverability of long-lived assets, including cemetery property, property and equipment and other assets, based on estimates using factors such as current market value, future asset utilization, business and regulatory climate and future undiscounted cash flows expected to result from the use of the related assets, at a location level. The Partnership’s policy is to evaluate an asset for impairment when events or circumstances indicate that a long-lived asset’s carrying value may not be recovered. An impairment charge is recorded to write-down the asset to its fair value if the sum of future undiscounted cash flows is less than the carrying value of the asset.

Other-Than-Temporary Impairment of Trust Assets

The Partnership determines whether or not the impairment of a fixed maturity debt security is other-than-temporary by evaluating each of the following:

•	Whether it is the Partnership’s intent to sell the security. If there is intent to sell, the impairment is considered to be other-than-temporary.

•	If there is no intent to sell, the Partnership evaluates if it is not more likely than not that it will be required to sell the debt security before its anticipated recovery. If the Partnership determines that it is more likely than not that it will be required to sell an impaired investment before its anticipated recovery, the impairment is considered to be other-than-temporary.

The Partnership further evaluates whether or not all assets in the trusts have other-than-temporary impairments based upon a number of criteria including the severity of the impairment, length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer.

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

Goodwill

The Partnership tests goodwill for impairment at each year end by comparing its reporting units’ estimated fair values to carrying values. Because quoted market prices for the reporting units are not available, the Partnership’s management must apply judgment in determining the estimated fair value of these reporting units. The Partnership’s management uses all available information to make these fair value determinations, including the present values of expected future cash flows using discount rates commensurate with the risks involved in the Partnership’s assets and the available market data of the industry group. A key component of these fair value determinations is a reconciliation of the sum of the fair value calculations to the Partnership’s market capitalization. The observed market prices of individual trades of an entity’s equity securities (and thus its computed market capitalization) may not be representative of the fair value of the entity as a whole. Substantial value may arise from the ability to take advantage of synergies and other benefits that flow from control over another entity. Consequently, measuring the fair value of a collection of assets and liabilities that operate together in a controlled entity is different from measuring the fair value of that entity on a stand-alone basis. In most industries, including the Partnership’s, an acquiring entity typically is willing to pay more for equity securities that give it a controlling interest than an investor would pay for a number of equity securities representing less than a controlling interest. Therefore, once the above fair value calculations have been determined, the Partnership’s management also considers the inclusion of a control premium within the calculations. This control premium is judgmental and is based on, among other items, observed acquisitions in the Partnership’s industry. The resultant fair values calculated for the reporting units are compared to observable metrics on large mergers and acquisitions in the Partnership’s industry to determine whether those valuations appear reasonable in management’s judgment. Management will continue to evaluate goodwill at least annually, or when impairment indicators arise.

Deferred Cemetery Revenues, Net

Revenues from the sale of services and merchandise, as well as any investment income from the merchandise trust is deferred until such time that the services are performed or the merchandise is delivered.

In addition to amounts deferred on new contracts, and investment income and unrealized gains on our merchandise trust, deferred cemetery revenues, net, includes deferred revenues from pre-need sales that were entered into by entities prior to the acquisition of those entities by the Partnership. The Partnership provides for a reasonable profit margin for these deferred revenues (deferred margin) to account for the future costs of delivering products and providing services on pre-need contracts that the Partnership acquired through acquisition. Deferred margin amounts are deferred until the merchandise is delivered or services are performed.

Cemetery Merchandise and Services Sales

The Partnership sells its merchandise and services on both a pre-need and at-need basis. Sales of at-need cemetery services and merchandise are recognized as revenue when the service is performed or merchandise is delivered.

Pre-need sales are usually made on an installment contract basis for a period not to exceed 60 months with payments of principal and interest required. For those contracts that do not bear a market rate of interest, the Partnership imputes such interest based upon the prime rate plus 150 basis points, which resulted in a rate of 4.75% for contracts entered into during the three years ended December 31, 2015, in order to segregate the principal and interest component of the total contract value.

At the time of a pre-need sale, the Partnership records an account receivable in an amount equal to the total contract value less unearned finance income and any cash deposit paid, net of an estimated allowance for customer cancellations. The revenue from both the sales and interest component is deferred. Interest revenue is recognized utilizing the effective interest method.

The allowance for customer cancellations is established based on management’s estimates of expected cancellations and historical experiences. Revenue from the sale of burial lots and constructed mausoleum crypts is deferred until such time that 10% of the sales price has been collected, at which time it is fully earned;

revenues from the sale of unconstructed mausoleums are recognized using the percentage-of-completion method of accounting while revenues from cemetery merchandise and services are recognized once such merchandise is delivered (title has transferred to the customer and the merchandise is either installed or stored, at the direction of the customer, at the vendor’s warehouse or a third-party warehouse at no additional cost to us) or services are performed.

The Partnership defers certain pre-need cemetery and prearranged funeral direct obtaining costs that vary with and are primarily related to the acquisition of new pre-need cemetery and prearranged funeral business. Such costs are expensed as revenues are recognized.

The Partnership recognizes a merchandise liability equal to the estimated cost of services and merchandise for all outstanding and unfulfilled pre-need contracts. The merchandise liability is established and recognized at the time of the sale on the consolidated balance sheet, but is not recognized as an expense on the consolidated statement of operations until such time that the associated revenue for the underlying contract is also recognized. The merchandise liability is established based on actual costs incurred or an estimate of future costs. The merchandise liability is reduced when services are performed or when payment for merchandise is made by the Partnership and title is transferred to the customer.

Funeral Home Service and Insurance Policy Sales

Revenue from funeral home services is recognized as services are performed and merchandise is delivered. The Partnership’s funeral home operations also include revenues related to the sale of term and final expense whole life insurance. As an agent for these insurance sales, the Partnership earns and recognizes commission-related revenue streams from the sales of these policies.

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

Income Taxes

The Partnership is not subject to U.S. federal and most state income taxes. The partners of the Partnership are liable for income tax in regard to their distributive share of the Partnership’s taxable income. Such taxable income may vary substantially from net income reported in the accompanying consolidated financial statements. Certain corporate subsidiaries are subject to federal and state income tax. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and tax carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Partnership records a valuation allowance against its deferred tax assets if it deems that it is more likely than not that some portion or all of the recorded deferred tax assets will not be realizable in future periods.

Net Income (Loss) per Common Unit

Basic net income (loss) attributable to common limited partners per unit is computed by dividing net income (loss) attributable to common limited partners, which is determined after the deduction of the general partner’s interest, by the weighted average number of common limited partner units outstanding during the period. Net income (loss) attributable to common limited partners is determined by deducting net income attributable to participating securities, if applicable and net income (loss) attributable to the general partner’s units. The general partner’s interest in net income (loss) is calculated on a quarterly basis based upon its units and incentive distributions to be distributed for the quarter, with a priority allocation of net income to the general partner’s incentive distributions, if any, in accordance with the partnership agreement, and the remaining net income (loss) allocated with respect to the general partner’s and limited partners’ ownership interests.

The Partnership presents net income (loss) per unit under the two-class method for master limited partnerships, which considers whether the incentive distributions of a master limited partnership represent a participating security when considered in the calculation of earnings per unit under the two-class method. The two-class method considers whether the partnership agreement contains any contractual limitations concerning distributions to the incentive distribution rights that would impact the amount of earnings to allocate to the incentive distribution rights for each reporting period. If distributions are contractually limited to the incentive distribution rights’ share of currently designated available cash for distributions as defined under the partnership agreement, undistributed earnings in excess of available cash should not be allocated to the incentive distribution rights. Under the two-class method, management of the Partnership believes the partnership agreement contractually limits cash distributions to available cash; therefore, undistributed earnings are not allocated to the incentive distribution rights.

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per unit pursuant to the two-class method. Phantom unit awards, which consist of common units issuable under the terms of its long-term incentive plan (see Note 12), contain non-forfeitable rights to distribution equivalents of the Partnership. The participation rights would result in a non-contingent transfer of value each time the Partnership declares a distribution or distribution equivalent right during the award’s vesting period. However, unless the contractual terms of the participating securities require the holders to share in the losses of the entity, net loss is not allocated to the participating securities. As such, the net income utilized in the calculation of net income (loss) per unit must be after the allocation of only net income to the phantom units on a pro-rata basis.

The following is a reconciliation of net income (loss) allocated to the common limited partners for purposes of calculating net income (loss) attributable to common limited partners per unit (in thousands, except unit data):

	Years Ended December 31,
	2015	2014	2013
Net loss	$(24,244)	$(10,773)	$(19,032)
Less: General partner’s interest	(315)	(155)	(350)

Net loss attributable to common limited partners	$(23,929)	$(10,618)	$(18,682)

Diluted net income (loss) attributable to common limited partners per unit is calculated by dividing net income (loss) attributable to common limited partners, less income allocable to participating securities, by the sum of the weighted average number of common limited partner units outstanding and the dilutive effect of unit option awards, as calculated by the treasury stock or if converted methods, as applicable. Unit options consist of common units issuable upon payment of an exercise price by the participant under the terms of the Partnership’s long-term incentive plan (see Note 12).

The following table sets forth the reconciliation of the Partnership’s weighted average number of common limited partner units used to compute basic net income (loss) attributable to common limited partners per unit with those used to compute diluted net income (loss) attributable to common limited partners per unit (in thousands):

	Years Ended December 31,
	2015	2014	2013
Weighted average number of common limited partner units—basic	30,472	26,582	20,954
Add effect of dilutive incentive awards (1)	—	—	—

Weighted average number of common limited partner units—diluted	30,472	26,582	20,954

(1)	The diluted weighted average number of limited partners’ units outstanding presented on the consolidated statement of operations does not include 282,093 units, 164,709 units and 297,078 units for the years ended December 31, 2015, 2014 and 2013, respectively, as their effects would be anti-dilutive.

New Accounting Pronouncements

In the second quarter of 2014, the Financial Accounting Standards Board (“FASB”) issued Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which supersedes the revenue recognition requirements in “Topic 605 - Revenue Recognition” and most industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. During the third quarter of 2015, Update No. 2015-14, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2015-14”) was released, deferring the effective date of the amendments to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted, only as of an annual reporting period beginning after December 15, 2016. The Partnership will adopt the requirements of ASU 2014-09 upon its effective date of January 1, 2018, and is evaluating the potential impact of the adoption on its financial position, results of operations or related disclosures.

In the first quarter of 2015, the FASB issued Update No. 2015-02, “Consolidation (Topic 810)” (“ASU 2015-02”), which amends previous consolidation analysis guidance. ASU 2015-02 requires companies to consider revised consolidation criteria regarding limited partnerships and similar legal entities. The amendments are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early application is permitted. The Partnership will adopt the requirements of ASU 2015-02 upon its effective date of January 1, 2016, and it does not anticipate it having a material impact on its financial position, results of operations, and related disclosures.

In the second quarter of 2015, the FASB issued Update No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which changes the presentation of debt issuance costs. During the third quarter of 2015, Update No. 2015-15, “Interest - Imputation of Interest (Subtopic 835-30) (“ASU 2015-15”) was released clarifying the treatment of debt issuance costs associated with line-of-credit arrangements. ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. ASU 2015-15 allows the deferral and presentation of debt issuance costs pertaining to line-of-credit arrangements as an asset. The amendments in the update are effective for annual reporting periods beginning after December 15, 2015, including interim periods within those reporting periods. Early application is permitted. The Partnership has elected to early adopt the presentation change regarding its deferred financing cost within its consolidated balance sheets. These deferred financing costs were previously presented as a separate asset caption and are now presented as a direct reduction to long-term debt under the caption, “Long-term debt, net of deferred financing costs.” This change in presentation has decreased “Total assets” and “Total liabilities” by $9.1 million at December 31, 2014.

In the third quarter of 2015, the FASB issued Update No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). ASU 2015-16 requires that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments are effective for fiscal years beginning after December 15, 2015 and early application is permitted. The Partnership has elected to early adopt the requirements of ASU 2015-16 during the fourth quarter of 2015, and it did not have a material impact on its financial position, results of operations and related disclosures.

In the first quarter of 2016, the FASB issued Update No. 2016-01, “Financial Instruments (Subtopic 825-10)” (“ASU 2016-01”). The core principle of ASU 2016-01 is that all equity investments should be measured at fair value with changes in the fair value recognized through net income. The amendment is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is not permitted for the key aspects of the amendment. The Partnership will adopt the requirements of ASU 2016-01 upon its effective date of January 1, 2018, and is evaluating the potential impact of the adoption on its financial position, results of operations and related disclosures.

2.	ACQUISITIONS

2015 Acquisitions

During the year ended December 31, 2015, the Partnership acquired the following properties and related assets, net of certain assumed liabilities:

•	One funeral home for cash consideration of $0.9 million on July 21, 2015;

•	Three funeral homes and one cemetery for cash consideration of $5.7 million on August 6, 2015;

•	Two cemeteries for cash consideration of $1.5 million on August 20, 2015;

•	One funeral home for cash consideration of $5.0 million on August 31, 2015, and an additional $1.0 million paid in 5 annual installments beginning on the 1st anniversary of the closing date; and

•	One cemetery and two funeral homes for cash consideration of $5.7 million on December 1, 2015.

The Partnership accounted for these transactions under the acquisition method of accounting. Accordingly, the Partnership evaluated the identifiable assets acquired and liabilities assumed at their respective acquisition date fair values. All other costs incurred associated with the acquisition of the assets noted were expensed as incurred. The following table presents the Partnership’s values assigned to the assets acquired and liabilities assumed in the acquisitions, based on their estimated fair values at the dates of the acquisition, which may be prospectively adjusted as additional information is received (in thousands):

Assets:
Accounts receivable	$2,761
Cemetery and funeral home property	7,018
Property and equipment	5,941
Inventory	53
Merchandise trusts, restricted	15,075
Perpetual care trusts, restricted	4,134
Intangible assets	406

Total assets	35,388

Liabilities:
Deferred margin	6,618
Merchandise liabilities	14,414
Perpetual care trust corpus	4,134
Other liabilities	21

Total liabilities	25,187

Fair value of net assets acquired	10,201

Consideration paid—cash	18,800
Deferred cash consideration	876

Total consideration paid	19,676

Gain on bargain purchase	$1,540

Goodwill from purchase	$11,015

The Partnership recorded goodwill of $1.1 million and $9.9 million in the Cemetery and Funeral Home reporting units, respectively, with regard to the properties acquired during the year ended December 31, 2015.

2014 Acquisitions

During the year ended December 31, 2014, the Partnership acquired the following properties and related assets, net of certain assumed liabilities:

•	One cemetery for cash consideration of $0.2 million on January 16, 2014; and

•	Two funeral homes for cash consideration of $2.4 million on December 4, 2014.

The Partnership accounted for these transactions under the acquisition method of accounting. Accordingly, the Partnership evaluated the identifiable assets acquired and liabilities assumed at their respective acquisition date fair values. All other costs incurred associated with the acquisition of the assets noted were expensed as incurred. The following table presents the Partnership’s final values assigned to the assets acquired and liabilities assumed in the acquisitions, based on their estimated fair values at the dates of the acquisition (in thousands):

Assets:
Accounts receivable	$104
Cemetery property	470
Property and equipment	193
Merchandise trusts, restricted	2,685
Perpetual care trusts, restricted	691
Other assets	22
Deferred tax assets	87
Non-compete agreement	520

Total assets	4,772

Liabilities:
Deferred margin	1,046
Merchandise liabilities	1,007
Deferred tax liability	641
Perpetual care trust corpus	691
Other liabilities	20

Total liabilities	3,405

Fair value of net assets acquired	1,367

Consideration paid—cash	2,581

Total consideration paid	2,581

Gain on bargain purchase	$412

Goodwill from purchase	$1,626

The Partnership recorded goodwill of $1.6 million in the Funeral Home reporting unit with regard to the properties acquired and included in the table above during the year ended December 31, 2014.

In addition to the properties noted above, on June 10, 2014, the Partnership acquired twelve cemeteries and nine funeral homes and their related assets, net of certain assumed liabilities, in a single transaction for cash consideration of $53.8 million.

The Partnership accounted for this transaction under the acquisition method of accounting. Accordingly, the Partnership evaluated the identifiable assets acquired and liabilities assumed at their respective acquisition date fair values. All other costs incurred associated with the acquisition of the assets noted were expensed as incurred. The following table presents the Partnership’s final values assigned to the assets acquired and liabilities assumed in the acquisition, based on their estimated fair values at the date of the acquisition (in thousands):

Assets:
Accounts receivable	$6,188
Cemetery property	26,029
Property and equipment	15,776
Merchandise trusts, restricted	31,534
Perpetual care trusts, restricted	16,913
Intangible assets	1,170
Other assets	178

Total assets	97,788

Liabilities:
Deferred margin	13,570
Merchandise liabilities	19,905
Deferred tax liability	2,010
Perpetual care trust corpus	16,913
Other liabilities	63

Total liabilities	52,461

Fair value of net assets acquired	45,327

Consideration paid	53,800

Goodwill from purchase	$8,473

The Partnership recorded goodwill of $6.1 million and $2.4 million in the Cemetery and Funeral Home reporting units, respectively, with regard to the properties acquired and included in the table above during the year ended December 31, 2014.

Agreements with the Archdiocese of Philadelphia

On May 28, 2014, certain subsidiaries of the Partnership (“Tenant”) and the Archdiocese of Philadelphia (“Landlord”) entered into a lease agreement (the “Lease”) and a management agreement (the “Management Agreement”), pursuant to which the Tenant will operate 13 cemeteries in Pennsylvania for a term of 60 years and allow the tenant to, among other things and subject to certain limitations, sell burial rights and all related merchandise and services. The Partnership joined the Lease and the Management Agreement as a guarantor of all of the Tenant’s obligations under this operating arrangement.

Under the terms of the Lease and Management Agreements:

•	the Tenant paid $53.0 million to the Landlord at closing, and agreed to make aggregate future rental payments of $36.0 million in accordance with the following schedule:

Lease Years 1-5	None
Lease Years 6-20	$1,000,000 per Lease Year
Lease Years 21-25	$1,200,000 per Lease Year
Lease Years 26-35	$1,500,000 per Lease Year
Lease Years 36-60	None

•	the Lease and Management Agreements may be terminated by the Landlord during the 11th year of the lease in its sole discretion, or by either party due to default or bankruptcy by the end of the 11th year of the lease, subject to certain limitations;

•	lease payments for years 6 through 11 shall be deferred until the Landlord determines whether to continue or terminate the Lease during the 11th year of the Lease, or the Tenant terminates the Lease by the end of the 11th year of the lease due to default or bankruptcy. If the Lease is terminated for either reason noted, the lease payments for years 6 through 11 shall be forfeited by the Landlord. Otherwise, the deferred lease payments for years 6 through 11 shall be due and payable 30 days after the end of the 11th year of the lease. If the Landlord terminates the Lease during the 11th year of the Lease, it must repay the $53.0 million paid at closing by the Tenant. If the Lease is terminated for cause at anytime, the $53.0 million paid by the Tenant at closing is subject to repayment, subject to certain amortization and other limitations; and

•	the Tenant also agreed to make additional rental payments equal to 51% of gross revenues generated from non-ordinary course revenues and property dispositions associated with the properties, less reasonable costs and expenses.

The Partnership accounted for this transaction as a contract-based intangible asset at the present value of the consideration, less the fair value of net assets received at the acquisition date, consisting of acquired accounts receivable. The Partnership also recognized an $8.4 million liability for the present value of the $36.0 million of lease payments to be made in future periods at a discount rate of 8.3%. The following table presents the assets acquired and liabilities assumed in the transaction based on their estimated fair values (in thousands):

Assets:
Accounts receivable	$1,610
Intangible asset	59,758

Total assets	61,368

Liabilities:
Obligation for lease and management agreements	36,000
Discount on obligation for lease and management agreements	(27,632)

Obligation for lease and management agreements, net	8,368

Total liabilities	8,368

Total net assets	$53,000

2013 Acquisitions

During the year ended December 31, 2013, the Partnership acquired the following properties and related assets, net of certain assumed liabilities:

•	Six funeral homes on February 19, 2013 for cash consideration of $9.1 million, 159,635 common units with an estimated fair value at issuance of $3.6 million, a promissory note in the amount of $3.0 million that was payable on February 19, 2014and an additional $1.2 million in cash consideration to be paid in six annual installments beginning on February 19, 2014; and

•	One cemetery for cash consideration of $5.0 million on August 1, 2013;

The Partnership accounted for these transactions under the acquisition method of accounting. Accordingly, the Partnership evaluated the identifiable assets acquired and liabilities assumed at their respective acquisition date fair values. All other costs incurred associated with the acquisition of the assets noted were expensed as incurred. The following table presents the Partnership’s final values assigned to the assets acquired and liabilities assumed in the acquisitions, based on their estimated fair values at the dates of the acquisition (in thousands):

Assets:
Accounts receivable	$1,531
Cemetery property	3,900
Property and equipment	9,362
Merchandise trusts, restricted	10,314
Perpetual care trusts, restricted	5,888
Non-compete agreements	1,927

Total assets	32,922

Liabilities:
Deferred margin	2,183
Merchandise liabilities	6,091
Deferred tax liability	701
Perpetual care trust corpus	5,888
Other liabilities	258

Total liabilities	15,121

Fair value of net assets acquired	17,801

Consideration paid—cash	14,100
Consideration paid—units	3,592
Fair value of Notes Payable	3,000
Fair value of debt assumed for non-compete agreements	924

Total consideration paid	21,616

Gain on bargain purchase	$2,530

Goodwill from purchase	$6,345

The Partnership recorded goodwill of $6.3 million in the Funeral Home reporting unit with regard to the properties acquired and included in the table above during the year ended December 31, 2013.

The following data presents pro forma revenues, net income (loss) and basic and diluted net income (loss) per unit for the Partnership as if the acquisitions consummated during the years ended December 31, 2015 and 2014, including the related financings, had occurred as of January 1, 2014. The Partnership prepared these pro forma unaudited financial results for comparative purposes only; they may not be indicative of the results that would have occurred if the acquisitions consummated during the years ended December 31, 2015 and 2014 and the related financings had occurred on January 1, 2014 or the results that will be attained in future periods (in thousands, except per unit data; unaudited):

	Years Ended December 31,
	2015	2014
Revenue	$310,712	$309,746
Net loss	(25,340)	(8,188)
Net loss per limited partner unit (basic and diluted)	$(.82)	$(.28)

Since their respective dates of acquisition, the properties acquired in 2015 have contributed $2.1 million of revenue and $0.2 million of operating profit for the year ended December 31, 2015. The properties acquired in

2014 have contributed $43.9 million of revenue and $5.4 million of operating profit for the year ended December 31, 2015 and $19.3 million of revenue and $1.6 million of operating profit for the year ended December 31, 2014. The properties acquired in 2013 have contributed $6.6 million of revenue and $0.7 million of operating profit for the year ended December 31, 2015, $6.0 million of revenue and $0.7 million of operating profit for the year ended December 31, 2014 and $3.9 million of revenue and $0.1 million of operating profit for the year ended December 31, 2013.

During the year ended December 31, 2013, the Partnership recovered $18.4 million, net of legal fees, costs and contractual obligations, related to the settlement of claims from locations that it acquired in prior years. Of the amount recovered, $11.9 million was received in cash proceeds and $6.5 million was contributed to the related perpetual care and merchandise trusts. The Partnership recognized a gain on settlement agreement of $12.3 million for this transaction during the year ended December 31, 2013.

3.	ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

Long-term accounts receivable, net, consisted of the following at the dates indicated (in thousands):

	December 31,
	2015	2014
Customer receivables	$207,645	$194,537
Unearned finance income	(20,078)	(20,360)
Allowance for contract cancellations	(23,985)	(22,138)

Accounts receivable, net of allowance	163,582	152,039
Less: current portion—net of allowance	68,415	62,503

Long-term portion—net of allowance	$95,167	$89,536

Activity in the allowance for contract cancellations is as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Balance—beginning of period	$22,138	$20,275	$17,933
Provision for cancellations	25,307	20,870	20,069
Charge-offs—net	(23,460)	(19,007)	(17,727)

Balance—end of period	$23,985	$22,138	$20,275

4.	CEMETERY PROPERTY

Cemetery property consists of the following at the dates indicated (in thousands):

	December 31,
	2015	2014
Developed land	$83,834	$79,058
Undeveloped land	169,482	172,238
Mausoleum crypts and lawn crypts	77,526	78,524
Other land	11,797	10,028

Cemetery property	$342,639	$339,848

5.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following at the dates indicated (in thousands):

	December 31,
	2015	2014
Building and improvements	$117,034	$108,178
Furniture and equipment	54,346	49,290

Property and equipment—gross	171,380	157,468
Less: accumulated depreciation	(67,050)	(57,077)

Property and equipment, net of accumulated depreciation	$104,330	$100,391

Depreciation expense was $10.6 million, $8.9 million and $7.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

6.	MERCHANDISE TRUSTS

At December 31, 2015 and 2014, the Partnership’s merchandise trusts consisted of investments in debt and equity marketable securities and cash equivalents, both directly as well as through mutual and investment funds. Certain assets related to 2015 acquisitions have not yet been received. Accordingly, a portion of the assets are shown in a single line item in the disclosures below as “Assets acquired via acquisition” and the cost basis and fair value of such assets are based upon preliminary estimates that the Partnership is required to make in accordance with Accounting Topic 805.

All of these investments are classified as Available for Sale and accordingly, all of the assets are carried at fair value. All of these investments are considered either Level 1 or Level 2 assets pursuant to the three-level hierarchy (see Note 14). There were no Level 3 assets.

The merchandise trusts are variable interest entities (VIE) for which the Partnership is the primary beneficiary. The assets held in the merchandise trusts are required to be used to purchase the merchandise to which they relate. If the value of these assets falls below the cost of purchasing such merchandise, the Partnership may be required to fund this shortfall.

The Partnership included $8.2 million and $8.3 million of investments held in trust by the West Virginia Funeral Directors Association at December 31, 2015 and December 31, 2014, respectively in its merchandise trust assets. As required by law, the Partnership deposits a portion of certain funeral merchandise sales in West Virginia into a trust that is held by the West Virginia Funeral Directors Association. These trusts are recognized at their account value, which approximates fair value.

A reconciliation of the Partnership’s merchandise trust activities for the years ended December 31, 2015 and 2014 is presented below (in thousands):

	Years Ended December 31,
	2015	2014
Balance—beginning of period	$484,820	$431,556
Contributions	80,693	87,271
Distributions	(50,987)	(57,788)
Interest and dividends	21,859	21,827
Capital gain distributions	2,413	1,242
Realized gains and losses	13,941	14,857
Other than temporary impairment	(54,527)	—
Taxes	(3,271)	(2,543)
Fees	(3,296)	(2,890)
Unrealized change in fair value	(26,969)	(8,712)

Balance—end of period	$464,676	$484,820

During the year ended December 31, 2015, purchases and sales of securities available for sale included in trust investments were approximately $554.7 million and $522.2 million, respectively. During the year ended December 31, 2014, purchases and sales of securities available for sale included in trust investments were approximately $430.5 million and $440.8 million, respectively.

The cost and market value associated with the assets held in the merchandise trusts at December 31, 2015 and 2014 were as follows (in thousands):

			Gross	Gross
	Fair Value		Unrealized	Unrealized	Fair
December 31, 2015	Hierarchy Level	Cost	Gains	Losses	Value
Short-term investments	1	$35,150	$—	$—	$35,150
Fixed maturities:
U.S. State and local government agency	2	98	6	(3)	101
Corporate debt securities	2	11,922	8	(546)	11,384
Other debt securities	2	7,150	11	(7)	7,154

Total fixed maturities		19,170	25	(556)	18,639

Mutual funds—debt securities	1	232,096	86	(10,713)	221,469
Mutual funds—equity securities	1	139,341	69	(12,249)	127,161
Equity securities	1	49,563	1,127	(2,474)	48,216
Other invested assets	2	1,681	—	—	1,681

Total managed investments		$477,001	$1,307	$(25,992)	$452,316

Assets acquired via acquisition		4,185	—	—	4,185
West Virginia Trust Receivable		8,175	—	—	8,175

Total		$489,361	$1,307	$(25,992)	$464,676

			Gross	Gross
	Fair Value		Unrealized	Unrealized	Fair
December 31, 2014	Hierarchy Level	Cost	Gains	Losses	Value
Short-term investments	1	$52,521	$—	$—	$52,521
Fixed maturities:
U.S. State and local government agency	2	270	—	(1)	269
Corporate debt securities	2	9,400	23	(447)	8,976
Other debt securities	2	7,157	—	(18)	7,139

Total fixed maturities		16,827	23	(466)	16,384

Mutual funds—debt securities	1	150,477	869	(8,666)	142,680
Mutual funds—equity securities	1	167,353	12,568	(463)	179,458
Equity securities	1	81,639	4,167	(5,507)	80,299
Other invested assets	2	5,400	—	(241)	5,159

Total managed investments		$474,217	$17,627	$(15,343)	$476,501

West Virginia Trust Receivable		8,319	—	—	8,319

Total		$482,536	$17,627	$(15,343)	$484,820

The contractual maturities of debt securities held within the merchandise trusts as of December 31, 2015 were as follows (in thousands):

December 31, 2015	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
U.S. State and local government agency	$—	$23	$78	$—
Corporate debt securities	—	8,152	3,232	—
Other debt securities	3,520	3,634	—	—

Total fixed maturities	$3,520	$11,809	$3,310	$—

Temporary Declines in Fair Value

The Partnership evaluates declines in fair value below cost for each asset held in the merchandise trusts on a quarterly basis.

An aging of unrealized losses on the Partnership’s investments in debt and equity securities within the merchandise trusts at December 31, 2015 and December 31, 2014 is presented below:

	Less than 12 months		12 Months or more		Total
December 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities:
U.S. State and local government agency	$—	$—	$33	$3	$33	$3
Corporate debt securities	7,247	411	1,513	135	8,760	546
Other debt securities	2,883	7	—	—	2,883	7

Total fixed maturities	10,130	418	1,546	138	11,676	556

Mutual funds—debt securities	121,777	6,938	36,682	3,775	158,459	10,713
Mutual funds—equity securities	58,467	10,994	5,465	1,255	63,932	12,249
Equity securities	21,480	2,275	649	199	22,129	2,474

Total	$211,854	$20,625	$44,342	$5,367	$256,196	$25,992

	Less than 12 months		12 Months or more		Total
December 31, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities:
U.S. State and local government agency	$143	$1	$—	$—	$143	$1
Corporate debt securities	5,905	342	1,506	105	7,411	447
Other debt securities	2,370	8	4,769	10	7,139	18

Total fixed maturities	8,418	351	6,275	115	14,693	466

Mutual funds—debt securities	32,072	1,039	95,629	7,627	127,701	8,666
Mutual funds—equity securities	4,147	463	—	—	4,147	463
Equity securities	44,563	4,641	3,909	866	48,472	5,507
Other invested assets	—	—	4,881	241	4,881	241

Total	$89,200	$6,494	$110,694	$8,849	$199,894	$15,343

For all securities in an unrealized loss position, the Partnership evaluated the severity of the impairment and length of time that a security has been in a loss position and concluded the decline in fair value below the asset’s cost was temporary in nature. In addition, the Partnership is not aware of any circumstances that would prevent the future market value recovery for these securities.

Other-Than-Temporary Impairment of Trust Assets

The Partnership assesses its merchandise trust assets for other-than-temporary declines in fair value on a quarterly basis. During the year ended December 31, 2015, the Partnership determined that there were securities with an aggregate cost basis of approximately $196.8 million and an aggregate fair value of approximately $142.3 million, resulting in an impairment of $54.5 million, with such impairment considered to be other-than-temporary. During the year ended December 31, 2014, the Partnership determined that there were securities with an aggregate cost basis of approximately $0.9 million and an aggregate fair value of approximately $0.5 million, resulting in an impairment of $0.4 million, with such impairment considered to be other-than-temporary. Accordingly, the Partnership adjusted the cost basis of these assets to their fair value, with a corresponding adjustment to deferred cemetery revenue, net on the consolidated balance sheet. This adjustment to deferred cemetery revenue, net will be reflected within the Partnership’s consolidated statement of operations in future periods as the underlying merchandise is delivered or the underlying service is performed.

7.	PERPETUAL CARE TRUSTS

At December 31, 2015 and 2014, the Partnership’s perpetual care trusts consisted of investments in debt and equity marketable securities and cash equivalents, both directly as well as through mutual and investment funds. Certain assets related to 2015 acquisitions have not yet been received. Accordingly, a portion of the assets are shown in a single line item in the disclosures below as “Assets acquired via acquisition” and the cost basis and fair value of such assets are based upon preliminary estimates that the Partnership is required to make in accordance with Accounting Topic 805.

All of these investments are classified as Available for Sale and accordingly, all of the assets are carried at fair value. All of these investments are considered either Level 1 or Level 2 assets pursuant to the three-level hierarchy (see Note 14). There were no Level 3 assets. The perpetual care trusts are VIEs for which the Partnership is the primary beneficiary.

A reconciliation of the Partnership’s perpetual care trust activities for the years ended December 31, 2015 and 2014 is presented below (in thousands):

	Years Ended December 31,
	2015	2014
Balance - beginning of period	$345,105	$311,771
Contributions	15,919	34,332
Distributions	(15,003)	(14,308)
Interest and dividends	18,019	15,044
Capital gain distributions	1,952	125
Realized gains and losses	12,323	(164)
Other than temporary impairment	(29,047)	—
Taxes	(631)	(654)
Fees	(2,163)	(2,054)
Unrealized change in fair value	(38,670)	1,013

Balance - end of period	$307,804	$345,105

During the year ended December 31, 2015, purchases and sales of securities available for sale included in trust investments were approximately $359.3 million and $349.0 million, respectively. During the year ended December 31, 2014, purchases and sales of securities available for sale included in trust investments were approximately $157.5 million and $165.7 million, respectively.

The cost and market value associated with the assets held in the perpetual care trusts at December 31, 2015 and 2014 were as follows (in thousands):

			Gross	Gross
	Fair Value		Unrealized	Unrealized	Fair
December 31, 2015	Hierarchy Level	Cost	Gains	Losses	Value
Short-term investments	1	$36,618	$—	$—	$36,618
Fixed maturities:
U.S. State and local government agency	2	126	14	—	140
Corporate debt securities	2	22,837	57	(845)	22,049
Other debt securities	2	36	—	(1)	35

Total fixed maturities		22,999	71	(846)	22,224

Mutual funds - debt securities	1	184,866	35	(7,180)	177,721
Mutual funds - equity securities	1	68,079	1,054	(1,713)	67,420
Equity securities	1	2,319	636	(7)	2,948
Other invested assets	2	473	1	(162)	312

Total managed investments		$315,354	$1,797	$(9,908)	$307,243

Assets acquired via acquisition		561	—	—	561

Total		$315,915	$1,797	$(9,908)	$307,804

			Gross	Gross
	Fair Value		Unrealized	Unrealized	Fair
December 31, 2014	Hierarchy Level	Cost	Gains	Losses	Value
Short-term investments	1	$26,644	$—	$—	$26,644
Fixed maturities:
U.S. Government and federal agency	1	100	16	—	116
U.S. State and local government agency	2	78	1	—	79
Corporate debt securities	2	24,275	104	(913)	23,466
Other debt securities	2	371	—	—	371

Total fixed maturities		24,824	121	(913)	24,032

Mutual funds - debt securities	1	128,735	379	(5,220)	123,894
Mutual funds - equity securities	1	103,701	23,003	(1,268)	125,436
Equity securities	1	30,617	14,704	(247)	45,074
Other invested assets	2	25	—	—	25

Total		$314,546	$38,207	$(7,648)	$345,105

The contractual maturities of debt securities held in the perpetual care trusts as of December 31, 2015 were as follows (in thousands):

	Less than	1 year through	6 years through	More than
December 31, 2015	1 year	5 years	10 years	10 years
U.S. State and local government agency	—	112	28	—
Corporate debt securities	202	16,138	5,650	59
Other debt securities	35	—	—	—

Total fixed maturities	$237	$16,250	$5,678	$59

Temporary Declines in Fair Value

The Partnership evaluates declines in fair value below cost of each individual asset held in the perpetual care trusts on a quarterly basis.

An aging of unrealized losses on the Partnership’s investments in fixed maturities and equity securities at December 31, 2015 and 2014 is presented below:

	Less than 12 months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2015	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Fixed maturities:
U.S. State and local government agency	$—	$—	$112	$—	$112	$—
Corporate debt securities	12,482	535	4,505	310	16,987	845
Other debt securities	35	1	—	—	35	1

Total fixed maturities	12,517	536	4,617	310	17,134	846

Mutual funds - debt securities	81,215	4,263	50,774	2,917	131,989	7,180
Mutual funds - equity securities	16,514	1,363	4,308	350	20,822	1,713
Equity securities	488	6	1,137	1	1,625	7
Other invested assets	—	—	315	162	315	162

Total	$110,734	$6,168	$61,151	$3,740	$171,885	$9,908

	Less than 12 months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2014	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Fixed maturities:
Corporate debt securities	$14,434	$798	$2,519	$115	$16,953	$913
Other debt securities	—	—	—	—	—	—

Total fixed maturities	14,434	798	2,519	115	16,953	913

Mutual funds - debt securities	30,345	768	86,814	4,452	117,159	5,220
Mutual funds - equity securities	13,035	1,268	—	—	13,035	1,268
Equity securities	3,866	245	620	2	4,486	247
Other invested assets	—	—	—	—	—	—

Total	$61,680	$3,079	$89,953	$4,569	$151,633	$7,648

For all securities in an unrealized loss position, the Partnership evaluated the severity of the impairment and length of time that a security has been in a loss position and concluded the decline in fair value below the asset’s cost was temporary in nature. In addition, the Partnership is not aware of any circumstances that would prevent the future market value recovery for these securities.

Other-Than-Temporary Impairment of Trust Assets

The Partnership assesses its perpetual care trust assets for other-than-temporary declines in fair value on a quarterly basis. During the year ended December 31, 2015, the Partnership determined that there were securities with an aggregate cost basis of approximately $107.7 million and an aggregate fair value of approximately $78.7 million, resulting in an impairment of $29.0 million, with such impairment considered to be other-than-temporary. During the year ended December 31, 2014, the Partnership determined that there were securities with an aggregate cost basis of approximately $1.4 million and an aggregate fair value of approximately $0.8 million, resulting in an impairment of $0.6 million, with such impairment considered to be other-than-temporary. Accordingly, the Partnership adjusted the cost basis of these assets to their current value and offset this change against the liability for perpetual care trust corpus.

8.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Partnership has revised its reporting units from prior presentations based on how it currently manages the operating segments. There are now two reporting units, which are classified as Cemetery Operations and Funeral Homes. The Partnership has recorded goodwill of approximately $69.9 million and $58.8 million as of December 31, 2015 and 2014, respectively. This amount represents the excess of the purchase price over the fair value of identifiable net assets acquired (see Note 2).

A rollforward of goodwill by reportable segment is as follows (in thousands):

	Cemeteries	Funeral Homes	Total
Balance at December 31, 2013	$18,122	$30,615	$48,737
Goodwill from acquisitions during 2014	6,064	4,035	10,099

Balance at December 31, 2014	24,186	34,650	58,836
Goodwill from acquisitions during 2015	1,134	9,881	11,015

Balance at December 31, 2015	$25,320	$44,531	$69,851

The Partnership tests goodwill for impairment at each year end by comparing its reporting units’ estimated fair values to carrying values (see Note 1). There were no goodwill impairments recognized by the Partnership during the years ended December 31, 2015, 2014 and 2013. Management will continue to evaluate goodwill at least annually or when impairment indicators arise.

Intangible Assets

The Partnership has intangible assets with finite lives recognized in connection with acquisitions and long-term lease, management and operating agreements. The Partnership amortizes these intangible assets over their estimated useful lives. The following table reflects the components of intangible assets at December 31, 2015 and 2014 (in thousands):

	December 31, 2015			December 31, 2014
	Gross Carrying	Accumulated	Net Intangible	Gross Carrying	Accumulated	Net Intangible
	Amount	Amortization	Asset	Amount	Amortization	Asset
Lease and management agreements	$59,758	$(1,577)	$58,181	$59,758	$(581)	$59,177
Underlying contract value	6,239	(1,014)	5,225	6,239	(858)	5,381
Non-compete agreements	5,656	(3,112)	2,544	5,250	(2,126)	3,124
Other intangible assets	1,439	(180)	1,259	1,439	(131)	1,308

Total intangible assets	$73,092	$(5,883)	$67,209	$72,686	$(3,696)	$68,990

Amortization expense for intangible assets was $2.2 million, $2.1 million, and $2.0 million for the years ended December 31, 2015, 2014, and 2013 respectively. The following is estimated amortization expense related to intangible assets with finite lives for the five years subsequent to December 31, 2015 (in thousands):

2016	$2,181
2017	$1,956
2018	$1,708
2019	$1,440
2020	$1,266

9.	LONG-TERM DEBT

Total debt consists of the following at the dates indicated (in thousands):

	December 31,
	2015	2014
Credit Facility:
Working Capital Draws	$105,000	$85,902
Acquisition Draws	44,500	25,000
7.875% Senior Notes, due June 2021	172,186	171,783
Notes payable - acquisition debt	687	861
Notes payable - acquisition non-competes	1,629	2,451
Insurance and vehicle financing	2,336	1,632
Less deferred financing costs, net of accumulated amortization	(7,499)	(9,089)

Total debt	318,839	278,540
Less current maturities	(2,440)	(2,251)

Total long-term debt	$316,399	$276,289

Credit Facility

The Partnership is a party to the Fourth Amended and Restated Credit Agreement (the “Credit Agreement”) which provides for a single revolving credit facility of $180.0 million (the “Credit Facility”) maturing on December 19, 2019. Additionally the Credit Agreement provides for an uncommitted ability to increase the Credit Facility by an additional $70.0 million. The Partnership’s obligations under the Credit Facility are secured by substantially all of the assets of the Partnership, excluding those held in trust. Borrowings under the Credit Facility are classified as either acquisition draws or working capital draws. Acquisition draws may be utilized to finance permitted acquisitions, the purchase and construction of mausoleums and related costs or the net amount of merchandise trust deposits. Working capital draws may be utilized to finance working capital requirements, capital expenditures and for other general corporate purposes. The amount of the Credit Facility that is available for working capital draws is subject to a borrowing formula equal to 85% of eligible accounts receivable, as defined within the Credit Agreement. At December 31, 2015, the amount available under the Credit Facility for working capital advances under this limit was $139.0 million.

Each individual acquisition draw is subject to equal quarterly amortization of the principal amount, with annual principal payments comprised of ten percent of the related advance amount, commencing on the second anniversary of such advance, with the remaining principal due on December 19, 2019, subject to certain mandatory prepayment requirements. Up to $10.0 million of the Credit Facility may be in the form of standby letters of credit, of which there were none outstanding at December 31, 2015 and 2014.

Borrowings under the Credit Facility bear interest, at the Partnership’s election, at either an adjusted LIBOR rate plus an applicable margin between 2.25% and 4.00% per annum or the base rate (which is the higher of the bank’s prime rate, the Federal funds rate plus 0.5% or one-month LIBOR plus 1.00%) plus an applicable margin between 1.25% and 3.00% per annum. The Partnership is also required to pay a fee on the unused portion of the Credit Facility at a rate between 0.375% and 0.8% per annum, which is included within interest expense on the Partnership’s consolidated statements of operations. At December 31, 2015, the weighted average interest rate on outstanding borrowings under the Credit Facility was 3.8%.

The Credit Agreement contains customary covenants that limit the Partnership’s ability to incur additional indebtedness, grant liens, make loans or investments, make cash distributions if a default exists or would result from the distribution, merger or consolidation with other persons, or engage in certain asset dispositions including the sale of all or substantially all of its assets. The Partnership was in compliance with these covenants as of December 31, 2015. The Credit Agreement also requires the Partnership to maintain:

•	Consolidated EBITDA (as defined in the Credit Agreement), calculated over a period of four consecutive fiscal quarters, to be no less than the sum of (i) $80.0 million plus (ii) 80% of the aggregate Consolidated EBITDA for each permitted acquisition completed after June 30, 2014;

•	the ratio of Consolidated EBITDA (as defined in the Credit Agreement) to Consolidated Debt Service (as defined in the Credit Agreement), calculated over a period of four fiscal quarters, or the Consolidated Debt Service Coverage Ratio, of not less than 2.50 to 1.00 for any period; and

•	the ratio of Consolidated Funded Indebtedness (as defined in the Credit Agreement) to Consolidated EBITDA (as defined in the Credit Agreement), calculated over a period of four fiscal quarters, or the Consolidated Leverage Ratio, of not greater than 4.00 to 1.00 for any period.

At December 31, 2015, the Partnership’s Consolidated Leverage Ratio and the Consolidated Debt Service Coverage Ratio were 3.23 and 4.62, respectively.

Senior Notes

On May 28, 2013, the Partnership issued $175.0 million aggregate principal amount of 7.875% Senior Notes due 2021 (the “Senior Notes”). The Partnership pays 7.875% interest per annum on the principal amount of the Senior Notes, payable in cash semi-annually in arrears on June 1 and December 1 of each year. The net proceeds from the offering were used to retire a $150.0 million aggregate principal amount of 10.25% Senior Notes due 2017 and the remaining proceeds were used for general corporate purposes. The Senior Notes were issued at 97.832% of par resulting in gross proceeds of $171.2 million with an original issue discount of approximately $3.8 million. The Partnership incurred debt issuance costs and fees of approximately $4.6 million. These costs and fees are deferred and will be amortized over the life of the Senior Notes. The Senior Notes mature on June 1, 2021.

At any time prior to June 1, 2016, the Partnership may redeem up to 35% of the aggregate principal amount of the Senior Notes with the net cash proceeds of certain equity offerings at the redemption price of 107.875%, plus accrued and unpaid interest, if any, to the redemption date, provided that (i) at least 65% of the aggregate principal amount of the Senior Notes remain outstanding and (ii) the redemption occurs within 180 days of the closing date of such equity offering. At any time on or after June 1, 2016, we may redeem the Senior Notes, in whole or in part, at the redemption prices (expressed as percentages of the principal amount) set forth below, together with accrued and unpaid interest, if any, to the redemption date, if redeemed during the 12-month period beginning June 1 of the years indicated:

Year	Percentage
2016	105.906%
2017	103.938%
2018	101.969%
2019 and thereafter	100.000%

In addition, at any time prior to June 1, 2016, the Partnership may also redeem all or any portion of the Senior Notes, at a redemption price equal to 100% of the principal amount of the Senior Notes redeemed, plus the Applicable Premium (as defined in the Indenture), including accrued and unpaid interest.

Subject to certain exceptions, upon the occurrence of a Change of Control (as defined in the Indenture), each holder of the Senior Notes will have the right to require the Partnership to purchase that holder’s Senior Notes for a cash price equal to 101% of the principal amounts to be purchased, plus accrued and unpaid interest.

The Senior Notes are jointly and severally guaranteed by certain of our material subsidiaries. The Indenture governing the Senior Notes contains covenants, including limitations of the Partnership’s ability to incur additional indebtedness and liens, make certain dividends, distributions, redemptions or investments, enter into certain transactions with affiliates, make certain asset sales, and engage in certain mergers, consolidations or sales of all or substantially all of the Partnership’s assets. As of December 31, 2015, the Partnership was in compliance with these covenants.

10.	INCOME TAXES

The Partnership is not subject to U.S. federal and most state income taxes. The partners of the Partnership are liable for income tax in regard to their distributive share of the Partnership’s taxable income. Such taxable income may vary substantially from net income reported in the accompanying consolidated financial statements. Certain corporate subsidiaries are subject to federal and state income tax. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and tax carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Partnership records a valuation allowance against its deferred tax assets if it deems that it is more likely than not that some portion or all of the recorded deferred tax assets will not be realizable in future periods.

Income tax expense (benefit) for the years ended December 31, 2015, 2014 and 2013 consisted of the following (in thousands):

	Years Ended December 31,
	2015	2014	2013
Current provision:
State	$723	$869	$685
Federal	—	—	—
Foreign	229	302	(125)

Total	952	1,171	560

Deferred provision:
State	(355)	313	292
Federal	387	2,429	(3,156)
Foreign	124	—	—

Total	156	2,742	(2,864)

Total income tax expense (benefit)	$1,108	$3,913	$(2,304)

A reconciliation of the federal statutory tax rate to the Partnership’s effective tax rate is as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Computed tax provision (benefit) at the applicable statutory tax rate	35.0%	35.0%	35.0%
State and local taxes net of federal income tax benefit	-2.6%	-15.6%	-2.2%
Tax exempt (income) loss	-4.4%	-15.0%	-7.2%
Change in valuation allowance	-65.1%	-158.2%	-43.1%
Partnership earnings not subject to tax	32.0%	96.6%	12.0%
Permanent differences	0.2%	0.9%	15.6%
Other	0.1%	-0.7%	0.7%

Income tax expense (benefit)	-4.8%	-57.0%	10.8%

Significant components of the deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Prepaid expenses	$7,626	$5,373
State net operating loss	14,260	13,015
Federal net operating loss	91,571	78,084
Other	67	(831)
Valuation allowance	(75,344)	(57,148)

Total deferred tax assets	38,180	38,493

Deferred tax liabilities:
Property, plant and equipment	9,290	8,058
Deferred revenue related to future revenues and accounts receivable	37,475	39,164
Deferred revenue related to cemetery property	9,208	8,939

Total deferred tax liabilities	55,973	56,161

Net deferred tax liabilities	$17,793	$17,668

Net deferred tax assets and liabilities were classified on the consolidated balance sheets as follows:

Deferred tax assets	$40	$40

Noncurrent assets	40	40

Deferred tax assets	38,140	38,453
Deferred tax liabilities	55,973	56,161

Noncurrent liabilities	17,833	17,708

Net deferred tax liabilities	$17,793	$17,668

At December 31, 2015, the Partnership had available approximately less than $0.1 million of alternative minimum tax credit carryforwards, which are available indefinitely, and $261.8 million of federal net operating loss carryforwards, which will begin to expire in 2017 and $321.8 million in state net operating loss carryforwards, a portion of which expires annually.

In assessing the realizability of deferred tax assets, management considers whether its more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At December 31, 2015, based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Partnership will realize the benefits of these deductible differences. The amount of deferred tax assets considered realizable could be reduced in the future if estimates of future taxable income during the carryforward period are reduced.

In accordance with applicable accounting standards, the Partnership recognizes only the impact of income tax positions that, based upon their merits, are more likely than not to be sustained upon audit by a taxing authority. To evaluate its current tax positions in order to identify any material uncertain tax positions, the Partnership developed a policy of identifying and evaluating uncertain tax positions that considers support for each tax position, industry standards, tax return disclosures and schedules and the significance of each position. It is the Partnership’s policy to recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense. At December 31, 2015 and 2014, the Partnership had no material uncertain tax positions.

The Partnership is not currently under examination by any federal or state jurisdictions. The federal statute of limitations and certain state statutes of limitations are open from 2012 forward.

11.	DEFERRED CEMETERY REVENUES, NET

The Partnership defers revenues and all direct costs associated with the sale of pre-need cemetery merchandise and services until the merchandise is delivered or the services are performed. The Partnership recognizes deferred cemetery merchandise and service revenues as deferred cemetery revenues, net, within long-term liabilities on its consolidated balance sheet. The Partnership recognizes deferred direct costs associated with pre-need cemetery merchandise and service revenues as deferred selling and obtaining costs within long-term assets on its consolidated balance sheet. The Partnership also defers the costs to obtain new pre-need cemetery and new prearranged funeral business as well as the investment earnings on the prearranged services and merchandise trusts (see Note 1).

At December 31, 2015 and 2014, deferred cemetery revenues, net, consisted of the following (in thousands):

	December 31,
	2015	2014
Deferred cemetery revenue	$531,905	$456,632
Deferred merchandise trust revenue	80,294	104,717
Deferred merchandise trust unrealized gains (losses)	(24,685)	2,284
Deferred pre-acquisition margin	142,672	140,378
Deferred cost of goods sold	(92,650)	(60,603)

Deferred cemetery revenues, net	$637,536	$643,408

Deferred selling and obtaining costs	$111,542	$97,795

12.	LONG-TERM INCENTIVE AND RETIREMENT PLANS

2014 Long-Term Incentive Plan

During the year ended December 31, 2014, the General Partner’s Board of Directors (the “Board”) and the Partnership’s unitholders approved a Long-Term Incentive Plan (“2014 LTIP”). The compensation committee of the Board (the “Compensation Committee”) administers the 2014 LTIP. The 2014 LTIP permits the grant of awards, which may be in the form of phantom units, restricted units, unit appreciation rights (“UAR”), or unit options, including performance factors for each, covering an aggregate of 1,500,000 common units, a number that the Board may increase by up to 100,000 common units per year. At December 31, 2015, the estimated number of common units to be issued upon vesting and exercise of outstanding rights under this plan was 102,661, including management’s estimated amounts for awards with performance factors. A cumulative number of 14,455 common units have been issued, leaving 1,382,884 common units available for future issuance under the plan, assuming no increases by the Board.

Phantom Unit Awards

Phantom units represent rights to receive a common unit or an amount of cash, or a combination of either, based upon the value of a common unit. Phantom units become payable, in cash or common units, at the Partnership’s election, upon the separation of directors and executives from service or upon the occurrence of certain other events specified in the underlying agreements. Phantom units are subject to terms and conditions determined by the Compensation Committee, which may include vesting restrictions. In tandem with phantom unit grants, the compensation committee may grant distribution equivalent rights (“DERs”), which are the right to receive an amount in cash or common units equal to the cash distributions made by the Partnership with respect to common unit during the period that the underlying phantom unit is outstanding. All phantom units outstanding under the 2014 LTIP at December 31, 2015 contain tandem DERs.

The following table sets forth the 2014 LTIP phantom unit award activity for the years ended December 31, 2015, and 2014, respectively:

	Years Ended December 31,
	2015	2014
Outstanding, beginning of period	2,189	—
Granted (1)	122,154	2,189
Settled in common units or cash (1)	(14,455)	—
Performance vesting forfeiture	(7,227)	—

Outstanding, end of period (2)	102,661	2,189

(1)	The weighted-average grant date fair value for the unit awards on the date of grant was $26.94 and $26.27 for the years ended December 31, 2015 and 2014, respectively. The intrinsic values of unit awards vested during the years ended December 31, 2015 and 2014 were $0.6 million and $0.1 million, respectively.
(2)	Based on the closing price of the common units on December 31, 2015, the estimated intrinsic value of the outstanding unit awards was $2.7 million at December 31, 2015.

2004 Long-Term Incentive Plan

The Compensation Committee administers the Partnership’s 2004 Long-Term Incentive Plan (“2004 LTIP”). The 2004 LTIP permitted the grant of awards, which may be in the form of phantom units, restricted units, unit appreciation rights (“UAR”), or unit options. At December 31, 2015, the estimated number of common units to be issued upon vesting and exercise of outstanding rights under this plan was 187,328, based upon the closing price of our common units at December 31, 2015. A cumulative number of 626,188 common units have been issued under the plan. There were no phantom units, restricted units, UARs and unit options available for grant under the 2004 LTIP at December 31, 2015 because the plan expired in 2014.

Phantom Unit Awards

Phantom unit awards granted under the 2004 plan included tandem DERs. These DERs continue to accrue until the underlying securities are issued. The following table sets forth the 2004 LTIP phantom unit award activity for the years ended December 31, 2015, 2014 and 2013, respectively:

	Years Ended December 31,
	2015	2014	2013
Outstanding, beginning of period	169,122	162,103	143,213
Granted (1)	15,335	23,003	18,890
Settled in common units or cash	—	(15,984)	—

Outstanding, end of period (2)	184,457	169,122	162,103

(1)	The weighted-average grant date fair value for the phantom unit awards on the date of grant was $28.42, $24.90, and $25.29 for the years ended December 31, 2015, 2014 and 2013, respectively. The intrinsic values of phantom unit awards vested during the years ended December 31, 2015, 2014 and 2013 were $0.9 million, $1.0 million and $0.8 million, respectively.
(2)	Based on the closing price of the common units on December 31, 2015, the estimated intrinsic value of the outstanding restricted phantom units was $4.9 million.

Total compensation expense for phantom unit awards under both the 2004 and 2014 plans was approximately $1.0 million, $1.0 million and $0.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Unit Appreciation Rights Awards

UAR awards represent rights to receive a right to receive common units in an amount equal to the closing price of the Partnership’s common units on the date preceding the exercise date less the exercise price of the UAR award, to the extent the closing price of the Partnership’s common units on the date preceding the exercise date is in excess of the exercise price. This amount is then divided by the closing pricing of the Partnership’s common units on the date preceding the exercise date to determine the number of common units issued to the participant. UAR awards are subject to terms and conditions determined by the Compensation Committee, which may include vesting restrictions. UAR awards granted through December 31, 2015 have a five-year contractual term beginning on the grant date and vest ratably over a period of 48 months beginning on the grant date. Of the UAR awards outstanding at December 31, 2015, 20,313 awards will vest within the following twelve months. The following table sets forth the UAR award activity for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
	2015	2014	2013
Outstanding, beginning of period	123,000	673,716	774,598
Granted	—	15,000	52,500
Exercised	(50,477)	(554,466)	(133,110)
Forfeited	(5,730)	(11,250)	(20,272)

Outstanding, end of period (1)	66,793	123,000	673,716

Exercisable, end of period	33,092	57,090	594,248

(1)	Based on the closing price of the common units on December 31, 2015 the estimated intrinsic value of the outstanding UARs was $0.1 million. The weighted average remaining contractual life for outstanding UAR awards at December 31, 2015 was 2.6 years.

At December 31, 2015, the Partnership had approximately $0.1 million of unrecognized compensation expense related to unvested UAR awards that will be recognized through the year ended December 31, 2018. The Partnership recognized total compensation expense for UAR awards of $0.1 million, $0.1 million and $0.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. The Partnership issued 7,716, 152,823 and 34,096 common units due to exercised UAR awards for the years ended December 31, 2015, 2014 and 2013, respectively.

The Partnership’s estimated fair value of UAR awards granted during the years ended December 31, 2014 and 2013 were calculated on the grant date using the Black-Scholes-Merton option pricing model, which is based on Level 3 inputs. There were no UAR awards granted during the year ended December 31, 2015. A summary of the weighted-average assumptions used in the valuation are presented below:

	Years Ended December 31,
	2014	2013
Expected dividend yield	9.95%	9.14%
Risk-free interest rate	1.06%	0.63%
Expected volatility	27.13%	28.57%
Expected life (in years)	3.52	3.52
Fair value per UAR granted	$1.60	$2.09

The aggregate fair values of UARs granted during the years ended December 31, 2014 and 2013 were approximately $0.1 million.

13.	COMMITMENTS AND CONTINGENCIES

Legal

During the year ended December 31, 2015, the Partnership recognized a charge pertaining to a legal settlement of a Fair Labor Standards Act claim. This $3.1 million amount is recorded under “Legal settlement” on the consolidated statement of operations and consists of the settlement amount and legal fees related to the case.

The Partnership is party to legal proceedings in the ordinary course of its business but does not expect the outcome of any proceedings, individually or in the aggregate, to have a material effect on its financial position or results of operations.

Leases

The Partnership has noncancelable operating leases for equipment and office space that expire at various dates with initial terms ranging from one to twenty-five years. Certain operating leases provide the Partnership with the option to renew for additional periods. Where operating leases contain escalation clauses, rent abatements, and/or concessions, the Partnership applies them in the determination of straight-line rent expense over the lease term. Leasehold improvements are amortized over the shorter of the lease term or asset life, which may include renewal periods where the renewal is reasonably assured, and is included in the determination of straight-line rent expense. Total rent expense for the years ended December 31, 2015, 2014 and 2013 was $3.4 million, $2.5 million and $2.7 million, respectively. The aggregate amount of remaining future minimum lease payments as of December 31, 2015 is as follows (in thousands):

2016	$3,356
2017	3,520
2018	3,411
2019	3,069
2020	1,784
Thereafter	10,471

Total	$25,611

Employment Agreements

As of December 31, 2015, the Partnership has an employment agreement with one of its senior executives for a term of three years beginning July 22, 2013.

Other

In connection with the Partnership’s lease and management agreements with the Archdiocese of Philadelphia, it has committed to certain future lease payment commitments (see Note 2).

14.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Management has established a hierarchy to measure the Partnership’s financial instruments at fair value, which requires it to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs represent market data obtained from independent sources; whereas, unobservable inputs reflect the Partnership’s own market assumptions, which are used if observable inputs are not reasonably available without undue cost and effort. The hierarchy defines three levels of inputs that may be used to measure fair value:

Level 1 – Unadjusted quoted market prices in active markets for identical, unrestricted assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset and liability or can be corroborated with observable market data for substantially the same contractual term of the asset or liability.

Level 3 – Unobservable inputs that the entity’s own assumptions about the assumptions market participants would use in the pricing of the asset or liability and are consequently not based on market activity but rather through particular valuation techniques.

The Partnership’s current assets and liabilities on its consolidated balance sheets are considered to be financial instruments, and their estimated fair values approximate their carrying values due to their short-term nature and thus are categorized as Level 1. The Partnership’s merchandise and perpetual care trusts consist of investments in debt and equity marketable securities and cash equivalents, are carried at fair value, and are considered either Level 1 or Level 2 (see Note 6 and 7).

The Partnership’s other financial instruments at December 31, 2015 and 2014 consist of its Senior Notes and outstanding borrowings under its revolving credit facility (see Note 9). The estimated fair values of the Partnership’s Senior Notes at December 31, 2015 and 2014 were $179.9 million and $182.2 million, respectively, based on trades made on those dates, compared with the carrying amounts of $172.2 million and $171.8 million, respectively. At December 31 2015 and 2014, the carrying values of outstanding borrowings under the Partnership’s revolving credit facility (see Note 9), which bears interest at variable interest rates with maturities of 90 days or less, approximated their estimated fair values. The Senior Notes are valued using Level 2 inputs.

15.	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Partnership’s Senior Notes are guaranteed by StoneMor Operating LLC and its wholly-owned subsidiaries. The guarantees are full, unconditional, joint and several. The Partnership, or the “Parent”, and its wholly-owned subsidiary Cornerstone Family Services of West Virginia Subsidiary Inc., are the co-issuers of the Senior Notes. The co-issuers guarantees are full, unconditional, joint and several. The Partnership’s consolidated financial statements as of and for the years ended December 31, 2015, 2014, and 2013 include the accounts of cemeteries operated under long-term lease, operating or management agreements. Under the terms of the Senior Notes these entities are non-guarantor subsidiaries as they are not wholly-owned by the Partnership. The Partnership’s consolidated financial statements also contain merchandise and perpetual care trusts that are also non-guarantor subsidiaries under the agreement. The following supplemental condensed consolidating financial information reflects the Partnership’s standalone accounts, the combined accounts of the subsidiary co-issuer, the combined accounts of the guarantor subsidiaries, the combined accounts of the non-guarantor subsidiaries, the consolidating adjustments and eliminations and the Partnership’s consolidated accounts as of and for the years ended December 31, 2015, 2014 and 2013. For the purpose of the following financial information, the Partnership’s investments in its subsidiaries and the guarantor subsidiaries’ investments in its subsidiaries are presented in accordance with the equity method of accounting (in thousands):

CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2015	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$11,869	$3,284	$—	$15,153
Other current assets	—	4,797	75,337	12,511	—	92,645

Total current assets	—	4,797	87,206	15,795	—	107,798

Long-term accounts receivable	—	2,888	80,969	11,310	—	95,167
Cemetery property and equipment	—	1,084	414,785	31,100	—	446,969
Merchandise trusts	—	—	—	464,676	—	464,676
Perpetual care trusts	—	—	—	307,804	—	307,804
Deferred selling and obtaining costs	—	5,967	91,275	14,300	—	111,542
Goodwill and intangible assets	—	—	78,223	58,837	—	137,060
Other assets	—	—	12,913	2,196	—	15,109
Due from affiliates	68,000	121,228	430,079	—	(619,307)	—
Investment in affiliates	183,678	40,783	(1,375)	—	(223,086)	—

Total assets	$251,678	$176,747	$1,194,075	$906,018	$(842,393)	$1,686,125

Liabilities and Equity
Current liabilities	$—	$12	$34,969	$837	$—	$35,818
Long-term debt, net of deferred financing costs	68,000	104,200	144,199	—	—	316,399
Deferred cemetery revenues, net	—	27,528	539,878	70,130	—	637,536
Merchandise liability	—	5,599	156,838	10,660	—	173,097
Perpetual care trust corpus	—	—	—	307,804	—	307,804
Other long-term liabilities	—	—	22,299	9,494	—	31,793
Due to affiliates	—	—	173,575	445,732	(619,307)	—

Total liabilities	68,000	137,339	1,071,758	844,657	(619,307)	1,502,447

Partners’ Capital	183,678	39,408	122,317	61,361	(223,086)	183,678

Total liabilities and partners’ capital	$251,678	$176,747	$1,194,075	$906,018	$(842,393)	$1,686,125

December 31, 2014	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$7,059	$3,342	$—	$10,401
Other current assets	—	4,244	76,753	10,480	—	91,477

Total current assets	—	4,244	83,812	13,822	—	101,878

Long-term accounts receivable	—	2,453	76,416	10,667	—	89,536
Cemetery property and equipment	—	1,033	408,983	30,223	—	440,239
Merchandise trusts	—	—	—	484,820	—	484,820
Perpetual care trusts	—	—	—	345,105	—	345,105
Deferred selling and obtaining costs	—	5,744	81,195	10,856	—	97,795
Goodwill and intangible assets	—	—	67,993	59,833	—	127,826
Other assets	—	—	930	2,246	—	3,176
Due from affiliates	67,700	133,569	436,421	—	(637,690)	—
Investment in affiliates	208,762	64,429	8,166	—	(281,357)	—

Total assets	$276,462	$211,472	$1,163,916	$957,572	$(919,047)	$1,690,375

Liabilities and Equity
Current liabilities	$—	$263	$37,774	$815	$—	$38,852
Long-term debt, net of deferred financing costs	67,700	104,100	104,489	—	—	276,289
Deferred cemetery revenues, net	—	28,599	551,283	63,526	—	643,408
Merchandise liability	—	5,915	134,101	10,176	—	150,192
Perpetual care trust corpus	—	—	—	345,105	—	345,105
Other long-term liabilities	—	—	19,000	8,767	—	27,767
Due to affiliates	—	—	171,800	465,890	(637,690)	—

Total liabilities	67,700	138,877	1,018,447	894,279	(637,690)	1,481,613

Partners’ Capital	208,762	72,595	145,469	63,293	(281,357)	208,762

Total liabilities and partners’ capital	$276,462	$211,472	$1,163,916	$957,572	$(919,047)	$1,690,375

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Subsidiary	Guarantor	Non-Guarantor
Year Ended December 31, 2015	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$5,722	$262,728	$47,489	$(10,299)	$305,640
Total cost and expenses	—	(10,623)	(257,099)	(46,877)	10,299	(304,300)
Other income (loss)	—	—	(1,891)	—	—	(1,891)
Net loss from equity investment in subsidiaries	(18,810)	(19,966)	—	—	38,776	—
Interest expense	(5,434)	(8,347)	(8,076)	(728)	—	(22,585)

Net income (loss) before income taxes	(24,244)	(33,214)	(4,338)	(116)	38,776	(23,136)

Income tax benefit (expense)	—	—	(1,108)	—	—	(1,108)

Net income (loss)	$(24,244)	$(33,214)	$(5,446)	$(116)	$38,776	$(24,244)

Year Ended December 31, 2014	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$8,237	$254,997	$36,982	$(12,131)	$288,085
Total cost and expenses	—	(11,547)	(235,113)	(39,696)	12,131	(274,225)
Other income (loss)	—	—	890	—	—	890
Net loss from equity investment in subsidiaries	(5,339)	(9,350)	—	—	14,689	—
Interest expense	(5,434)	(8,347)	(7,430)	(399)	—	(21,610)

Net income (loss) before income taxes	(10,773)	(21,007)	13,344	(3,113)	14,689	(6,860)

Income tax benefit (expense)	—	—	(3,913)	—	—	(3,913)

Net income (loss)	$(10,773)	$(21,007)	$9,431	$(3,113)	$14,689	$(10,773)

Year Ended December 31, 2013	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$5,744	$226,653	$29,313	$(15,069)	$246,641
Total cost and expenses	—	(8,523)	(212,754)	(34,050)	15,069	(240,258)
Other income (loss)	—	12,261	(18,910)	—	—	(6,649)
Net loss from equity investment in subsidiaries	(13,598)	(6,794)	—	—	20,392	—
Interest expense	(5,434)	(8,347)	(7,289)	—	—	(21,070)

Net income (loss) before income taxes	(19,032)	(5,659)	(12,300)	(4,737)	20,392	(21,336)

Income tax benefit (expense)	—	—	2,304	—	—	2,304

Net income (loss)	$(19,032)	$(5,659)	$(9,996)	$(4,737)	$20,392	$(19,032)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Year Ended December 31, 2015	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$2,356	$284	$14,626	$2,933	$(16,137)	$4,062

Cash Flows From Investing Activities:
Cash paid for acquisitions and capital expenditures	—	(284)	(30,864)	(2,991)	—	(34,139)

Net cash used in investing activities	—	(284)	(30,864)	(2,991)	—	(34,139)

Cash Flows From Financing Activities:
Cash distributions	(77,512)	—	—	—	—	(77,512)
Payments to affiliates	—	—	(16,137)	—	16,137	—
Net borrowings and repayments of debt	—	—	37,261	—	—	37,261
Proceeds from issuance of common units	75,156	—	—	—	—	75,156
Other financing activities	—	—	(76)	—	—	(76)

Net cash provided by (used in) financing activities	(2,356)	—	21,048	—	16,137	34,829

Net increase (decrease) in cash and cash equivalents	—	—	4,810	(58)	—	4,752
Cash and cash equivalents—Beginning of period	—	—	7,059	3,342	—	10,401

Cash and cash equivalents—End of period	$—	$—	$11,869	$3,284	$—	$15,153

Year Ended December 31, 2014	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$150	$29,918	$3,161	$(13,781)	$19,448

Cash Flows From Investing Activities:
Cash paid for acquisitions and capital expenditures	—	(150)	(67,777)	(2,731)	—	(70,658)
Consideration for lease and management agreements	—	—	—	(53,000)	—	(53,000)
Payments to affiliates	(110,661)	—	(53,000)	—	163,661	—

Net cash used in investing activities	(110,661)	(150)	(120,777)	(55,731)	163,661	(123,658)

Cash Flows From Financing Activities:
Cash distributions	(62,836)	—	—	—	—	(62,836)
Payments from affiliates	—	—	96,880	53,000	(149,880)	—
Net borrowings and repayments of debt	—	—	(5,275)	—	—	(5,275)
Proceeds from issuance of common units	173,497	—	—	—	—	173,497
Other financing activities	—	—	(2,950)	—	—	(2,950)

Net cash provided by (used in) financing activities	110,661	—	88,655	53,000	(149,880)	102,436

Net increase (decrease) in cash and cash equivalents	—	—	(2,204)	430	—	(1,774)
Cash and cash equivalents—Beginning of period	—	—	9,263	2,912	—	12,175

Cash and cash equivalents—End of period	$—	$—	$7,059	$3,342	$—	$10,401

Year Ended December 31, 2013	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$13,676	$73	$49,544	$(759)	$(27,457)	$35,077

Cash Flows From Investing Activities:
Cash paid for acquisitions and capital expenditures	—	(73)	(26,299)	(325)	—	(26,697)

Net cash used in investing activities	—	(73)	(26,299)	(325)	—	(26,697)

Cash Flows From Financing Activities:
Cash distributions	(52,053)	—	—	—	—	(52,053)
Payments to affiliates	—	—	(27,457)	—	27,457	—
Net borrowings and repayments of debt	—	—	29,570	—	—	29,570
Proceeds from issuance of common units	38,377	—	—	—	—	38,377
Other financing activities	—	—	(20,045)	—	—	(20,045)

Net cash provided by (used in) financing activities	(13,676)	—	(17,932)	—	27,457	(4,151)

Net increase (decrease) in cash and cash equivalents	—	—	5,313	(1,084)	—	4,229
Cash and cash equivalents - Beginning of period	—	—	3,950	3,996	—	7,946

Cash and cash equivalents - End of period	$—	$—	$9,263	$2,912	$—	$12,175

16.	ISSUANCES OF LIMITED PARTNER UNITS

On November 19, 2015, the Partnership entered into an equity distribution agreement (“ATM Equity Program”) with a group of banks (the “Agents”) whereby it may sell, from time to time, common units representing limited partner interests having an aggregate offering price of up to $100,000,000. Sales of common units, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market” (“ATM”) offerings as defined in Rule 415 of the Securities Act, including sales made directly on the New York Stock Exchange, the existing trading market for the common units, or sales made to or through the market maker other than on an exchange or through an electronic communications network. The Partnership will pay each of the Agents a commission, which in each case shall not be more than 2.0% of the gross sales price of common units sold through such Agent. During the year ended December 31, 2015, the Partnership issued 277,667 common units under the ATM Equity Program for net proceeds of $7.5 million.

On July 10, 2015, the Partnership issued 2,415,000 common units in a public offering at a price of $29.63 per unit. Net proceeds from the offering, after deducting underwriting discounts and offering expenses, were approximately $67.9 million. The proceeds were used to repay outstanding borrowings under the Partnership’s Credit Facility.

In February 2014, the Partnership issued 2,300,000 common units in a public offering at a price of $24.45 per unit. Net proceeds of the offering, after deducting underwriting discounts and offering expenses, were approximately $53.2 million. The proceeds from the offering were used to repay outstanding borrowings under the Partnership’s Credit Facility.

In May 2014, the Partnership sold to American Cemeteries Infrastructure Investors, LLC, a Delaware limited liability company (“ACII”), 2,255,947 common units (the “ACII Units”) at an aggregate purchase price of $55.0 million pursuant to a Common Unit Purchase Agreement (the “Common Unit Purchase Agreement”), dated May 19, 2014, by and between ACII and the Partnership. Pursuant to the Common Unit Purchase Agreement, commencing with the quarter ending June 30 2014, the ACII Units are entitled to receive cash distributions equal to those paid on the common units generally. Through the quarter ending June 30, 2018, such distributions may be paid in cash, paid-in-kind (“PIK”) common units issued to ACII in lieu of cash distributions, or a combination of cash and PIK units, as determined by the Partnership at its sole discretion. If the Partnership elects to pay cash distributions through the issuance of PIK units, the number of common units to be issued in connection with a quarterly cash distribution will be the quotient of (i) the amount of the quarterly cash distribution paid on the common units by (B) the volume-weighted average price of the common units for the thirty (30) trading days immediately preceding the date the quarterly cash distribution is declared with respect to the common units. Beginning with the quarterly cash distribution payable with respect to the quarter ending September 30, 2018, the ACII Units will receive cash distributions on the same basis as all other common units and the Partnership will no longer have the ability to elect to pay quarterly cash distributions in PIK units. The Partnership issued 204,804 and 111,740 PIK Units to ACII in lieu of cash distributions of $5.8 million and $2.8 million, respectively, during the years ended December 31, 2015 and 2014, respectively.

In June 2014, the Partnership issued 2,990,000 common units in a public offering at a price of $23.67 per unit. Net proceeds of the offering, after deducting underwriting discounts and offering expenses, were approximately $67.1 million. The proceeds from the offering were used to pay the purchase price of certain properties acquired and repay outstanding borrowings under the Partnership’s Credit Facility.

In March 2013, the Partnership issued 1,610,000 common units in a public offering at a price of $25.35 per unit. Net proceeds of the offering, after deducting underwriting discounts and offering expenses, were approximately $38.4 million. The proceeds from the offering were used to repay outstanding borrowings on the Partnership’s Credit Facility.

17.	SEGMENT INFORMATION

The Partnership’s operations include two reportable operating segments, Cemetery Operations and Funeral Homes. These operating segments reflect the way the Partnership manages its operations and makes business decisions as of December 31, 2015 and represent a change from prior periods. Prior periods were revised to the current year presentation. Operating segment data for the periods indicated were as follows (in thousands):

	Years Ended December 31
	2015	2014	2013
Cemetery Operations:
Revenues	$247,870	$239,399	$201,686
Operating costs and expenses	(205,475)	(188,711)	(165,130)
Depreciation and amortization	(7,766)	(6,904)	(5,336)

Segment income	$34,629	$43,784	$31,220

Funeral Homes:
Revenues	$57,770	$48,686	$44,955
Operating costs and expenses	(47,413)	(39,710)	(35,654)
Depreciation and amortization	(3,257)	(3,200)	(3,036)

Segment income	$7,100	$5,776	$6,265

Reconciliation of segment income to net loss:
Cemeteries	$34,629	$43,784	$31,220
Funeral homes	7,100	5,776	6,265

Total segment income	41,729	49,560	37,485

Corporate overhead	(38,609)	(34,723)	(29,926)
Corporate depreciation and amortization	(1,780)	(977)	(1,176)
Other net gains (losses)	(1,891)	890	(6,649)
Interest expense	(22,585)	(21,610)	(21,070)
Income tax benefit (expense)	(1,108)	(3,913)	2,304

Net loss	$(24,244)	$(10,773)	$(19,032)

Capital expenditures:
Cemeteries	$11,853	$13,368	$10,111
Funeral homes	580	545	1,250
Corporate	2,906	661	1,391

Total capital expenditures	$15,339	$14,574	$12,752

Balance sheet information:
Total assets—Cemetery Operations	$1,473,694	$1,507,994	$1,310,290
Total assets—Funeral Homes	190,443	164,925	135,232
Total assets—Corporate	21,988	17,456	20,513

Total assets	$1,686,125	$1,690,375	$1,466,035

Goodwill—Cemetery Operations	$25,320	$24,186	$18,122
Goodwill—Funeral Homes	44,531	34,650	30,615

Total goodwill	$69,851	$58,836	$48,737

18.	SUBSEQUENT EVENTS

On January 26, 2016, the Partnership announced a quarterly cash distribution of $0.66 per common unit pertaining to the results for the fourth quarter of 2015. The distribution was paid on February 12, 2016 to common unit holders of record as of the close of business on February 5, 2016.

Subsequent to December 31, 2015, the Partnership issued 474,657 common units under the ATM Equity Program for net proceeds of approximately $12.4 million. No issuances occurred during February 2016.

19.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following summarizes certain quarterly results of operations:

Year Ended December 31, 2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except unit data)
Revenues	$67,417	$80,825	$78,200	$79,198
Net loss	(8,883)	(4,848)	(3,402)	(7,111)
General partner’s interest in net loss for the period	(120)	(65)	(42)	(88)
Limited partners’ interest in net loss for the period	(8,763)	(4,783)	(3,360)	(7,023)
Net loss per limited partner unit (basic and diluted):	$(0.30)	$(0.16)	$(0.11)	$(0.22)

Year Ended December 31, 2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except unit data)
Revenues	$64,387	$71,533	$78,174	$73,991
Net income (loss)	409	(118)	(3,268)	(7,796)
General partner’s interest in net income (loss) for the period	4	(9)	(44)	(106)
Limited partners’ interest in net income (loss) for the period	405	(109)	(3,224)	(7,690)
Net income (loss) per limited partner unit (basic and diluted):	$0.02	$—	$(0.11)	$(0.26)

Net income (loss) per limited partner unit is computed independently for each quarter and the full year based upon respective average units outstanding. Therefore, the sum of the quarterly per share amounts may not equal to the annual per share amounts.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

ITEM 9A.	CONTROLS AND PROCEDURES

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of StoneMor GP LLC and Unitholders of StoneMor Partners L.P.

We have audited the internal control over financial reporting of StoneMor Partners L.P. and subsidiaries (the “Partnership”) as of December 31, 2015 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

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

In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Partnership and our report dated February 29, 2016 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

February 29, 2016

ITEM 9B.	OTHER INFORMATION

NONE.

PART III

ITEM 10. DIRECTORS,	EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

PARTNERSHIP STRUCTURE AND MANAGEMENT

StoneMor GP, as our general partner, manages our operations and activities. Unitholders are not entitled to participate, directly or indirectly, in our management or operations.

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business. Unitholders do not have the right to elect our general partner or its directors on an annual or other continuing basis. Our general partner may not be removed except by the vote of the holders of at least 66 2/3% of the outstanding common units, including units owned by our general partner and its affiliates. As a result of the Reorganization streamlining the ownership structure of CFSI and StoneMor GP in May 2014, Mr. Hellman, as the sole Trustee (the “Trustee”) under a Trust (the “Trust”) established pursuant to a Voting and Investment Trust Agreement by and between American Cemeteries Infrastructure Investors, LLC, a Delaware limited liability company (“ACII”), and Mr. Hellman, as Trustee, dated as of May 9, 2014, for the pecuniary benefit of ACII, has exclusive voting and investment power over approximately 67.03% of membership interests in StoneMor GP Holdings LLC, a Delaware limited liability company (“GP Holdings”) and the sole member of StoneMor GP. ACII is an affiliate of American Infrastructure Funds, L.L.C., an investment adviser registered with SEC. Mr. Hellman, a director of our general partner, is a managing member of American Infrastructure Funds, L.L.C. and he is affiliated with (i) entities that own membership interests in ACII and (ii) AIM Universal Holdings, LLC that is the manager of ACII. Mr. Contos, a director of our general partner, is a Principal of American Infrastructure Funds, L.L.C.

Pursuant to the Second Amended and Restated Limited Liability Company Agreement of StoneMor GP LLC, dated May 21, 2014, as amended (the “Second Amended and Restated LLC Agreement”), GP Holdings, as the sole member of StoneMor GP, is entitled to elect all directors of StoneMor GP, except that Messrs. Miller and Shane acting collectively have the right to designate one director (a “Founder Director”). The Founder Director is Lawrence R. Miller so long as he serves as the Chief Executive Officer of StoneMor GP or desires to serve as a director of StoneMor GP and thereafter will be William R. Shane.

DIRECTORS AND EXECUTIVE OFFICERS OF STONEMOR GP LLC

The following table shows information regarding the directors and executive officers of our general partner. Each director is elected for one-year terms until his successor is duly elected and qualified or until his earlier resignation or removal.

Name	Age	Positions with StoneMor GP LLC
Lawrence Miller	67	Chief Executive Officer, President and Chairman of the Board of Directors
Sean P. McGrath (1)	44	Chief Financial Officer and Secretary
David L. Meyers	48	Chief Operating Officer
William R. Shane	68	Vice Chairman of the Board of Directors
Howard L. Carver	71	Director
Jonathan A. Contos	31	Director
Allen R. Freedman	75	Director
Robert B. Hellman, Jr.	56	Director
Martin R. Lautman, Ph.D.	69	Director
Leo J. Pound	60	Director
Fenton R. Talbott	74	Director

(1)	Effective September 28, 2015, Sean P. McGrath was appointed Chief Financial Officer and Secretary of StoneMor GP.

Effective May 13, 2015, Timothy K. Yost resigned from his position as the Chief Financial Officer and Secretary of StoneMor GP. In connection with Mr. Yost’s resignation, James M. Pippis was appointed as Interim Chief Financial Officer and Secretary of StoneMor GP and served in such capacity until Mr. McGrath’s appointment as Chief Financial Officer and Secretary of StoneMor GP.

EXECUTIVE OFFICER AND BOARD MEMBER

Lawrence Miller serves as both an executive officer and a member of the Board of Directors of our general partner.

Lawrence Miller founded our company and has served as Chief Executive Officer, President and Chairman of the Board of Directors of our general partner since our formation in April 2004 and had served as the Chief Executive Officer and President of Cornerstone, since March 1999 through April 2004. Prior to joining Cornerstone, Mr. Miller was employed by The Loewen Group, Inc. (now known as the Alderwoods Group, Inc.), where he served in various management positions, including Executive Vice President of Operations from January 1997 until June 1998, and President of the Cemetery Division from March of 1995 until December 1996. Prior to joining The Loewen Group, Mr. Miller served as President and Chief Executive Officer of Osiris Holding Corporation, a private consolidator of cemeteries and funeral homes of which Mr. Miller was a one-third owner, from November 1987 until March 1995, when Osiris was sold to The Loewen Group. Mr. Miller served as President and Chief Operating Officer of Morlan International, Inc., one of the first publicly traded cemetery and funeral home consolidators from 1982 until 1987, when Morlan was sold to Service Corporation International. Mr. Miller has also been a director of GP Holdings, the sole member of our general partner, since May 2014. Mr. Miller brings to the Board of Directors of our general partner extensive operating and managerial expertise in the death care industry, excellent leadership skills and significant experience in advancing growth strategies, including acquisitions and strategic alliances.

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

Howard L. Carver has served on the Board of Directors of our general partner since August 2005. Mr. Carver retired in June 2002 from Ernst & Young. During his 35-year career with the firm, Mr. Carver held a variety of positions in six U.S. offices, culminating with the position of managing partner responsible for the operation of the Hartford, Connecticut office. Since June 2002, Mr. Carver has served on the boards of directors of Assurant, Inc. (formerly Fortis, Inc.) and Phoenix National Trust Company (until its sale in April 2004) and was the chair of the Audit Committee for both boards. He currently serves as the Chair of Assurant’s Nominating and Corporate Governance Committee and is a member of its Audit Committee. Effective January 2012, Mr. Carver was appointed to the Audit Committee of Pinnacol Assurance, the workers compensation facility for the State of Colorado, and in January 2013 he was appointed to Pinnacol’s board by the Governor of Colorado and currently serves as Chair of the Board and Chair of Pinnacol’s Governance & Executive Committee. Mr. Carver brings to the Board of Directors of our general partner extensive financial, accounting and audit practices expertise, a keen understanding of financial controls and systems, and a significant risk management background.

Jonathan A. Contos has served on the Board of Directors of our general partner since August 2014. Mr. Contos has held a variety of positions at private equity and investment banking firms. Since December 2015, Mr. Contos has been a Principal of American Infrastructure Funds, L.L.C., an investment adviser registered with the SEC, where he was previously a Vice President from December 2013 to December 2015 and a Senior Associate from September 2012 to December 2013. From August 2008 to June 2010, he was an Associate in the North American Buyouts Group at TPG Capital, a private investment firm, and from 2006 to 2008, he was an Investment Banking Analyst in the Corporate Finance Group at Morgan Stanley. Mr. Contos has served as a member of the Board of Managers of Safe Harbor Marinas, LLC, a leading owner and operator of recreational boat marinas, since September 2015. Mr. Contos served as a member of the Audit Committee of the Board of Managers of Landmark Dividend Holdings LLC, a national acquirer of real property interests underlying various infrastructure asset classes, from December 2012 to January 2016. He also served on the Board of Directors of Landmark Infrastructure Partners GP LLC, an indirect subsidiary of Landmark Dividend Holdings LLC and the general partner of Landmark Infrastructure Partners LP, a publicly traded master limited partnership, from November 2014 to January 2016. He has also been a director of GP Holdings, the sole member of our general partner, since May 2014. Mr. Contos received an A.B. in Economics from Harvard College and an M.B.A. from the Stanford Graduate School of Business. Mr. Contos brings to the Board of Directors of our general partner experience with various financial and investment matters.

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

Robert B. Hellman Jr. has served on the Board of Directors of our general partner since our formation in April 2004. Mr. Hellman co-founded American Infrastructure MLP Funds (“AIM”) in 2006 and has been a private equity and real assets investor for over 25 years. He was responsible for inventing the pioneering idea of applying the MLP structure to the deathcare industry, which led to the 2004 IPO of StoneMor Partners as an MLP, and let to the creation of AIM’s investment strategy. He has been an investor and director in a wide variety of industries, including agriculture, building materials, forest products, energy production and distribution, deathcare, entertainment, health and fitness, and real estate. On behalf of AIM, he currently holds three patents on the application of the design of innovative financial security structures. Bob began his private equity career at McCown DeLeeuw in 1987, after having gained substantial experience in mergers, acquisitions, and business strategy through his work as a consultant with Bain & Company, where he was one of the founding members of Bain’s Tokyo Office. Bob serves on the board of number of public and private companies. His is also a member of the Board of the Stanford Institute for Economic Policy Research (SIEPR) and President of Stanford’s DAPER Investment Fund. He received an MBA from the Harvard Business School with Baker Scholar honors, an MS in economics from the London School of Economics, and a BA in economics from Stanford University. Mr. Hellman brings to the Board of Directors of our general partner extensive investment management and capital raising experience, combined with excellent leadership and strategic skills.

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

Leo J. Pound has served on the Board of Directors of our general partner since August 2014. Mr. Pound has been a Principal of Pound Consulting Inc., which provides management-consulting services to both public and private enterprises, since July 2000. From February 1999 to July 2000, Mr. Pound was Chief Financial Officer of Marble Crafters, a stone importer and fabricator. From October 1995 to February 1999, he was Chief Financial Officer of Jos. H. Stomel & Sons, a wholesale distributor. Since 2013, Mr. Pound has served as the Chairman of the Audit Committee of Alliance Holdings, a private equity firm. From 2012 through December 2015, Mr. Pound had been a director at Turner Long/Short Equity Offshore, an investment partnership managed by Turner Investments, Inc. He also serves as the Chairman of the Audit Committee and as a member of the Compensation Committee and Nominating Committee of Nixon Uniform Service & Medical Wear, a textile rental company. In December 2015, Mr. Pound joined the Board of Directors of Empire Petroleum Partners, a private wholesale fuel distributor. Mr. Pound previously served on the Board of Directors of NCO Group, Inc., an international provider of business process outsourcing services, from 2000 until 2011. Mr. Pound chaired the Audit Committee and was a member of the Nominating and Corporate Governance Committee of the Board of Directors of NCO Group, Inc. Mr. Pound is a Certified Public Accountant and a member of the American and Pennsylvania Institutes of Certified Public Accountants. Mr. Pound received a degree in Business Administration from LaSalle University where he majored in Accounting. Mr. Pound brings to the Board of Directors of our general partner broad knowledge of audit practices and financial controls and systems and financial leadership experience.

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

EXECUTIVE OFFICERS (NON-BOARD MEMBERS)

A brief biography of additional executive officers is included below:

Sean P. McGrath has served as Chief Financial Officer of our general partner since September 28, 2015. Prior to joining our general partner, Mr. McGrath was the Chief Financial Officer of Atlas Energy Group, LLC, a NYSE listed general partner of Atlas Resource Partners, L.P., a NYSE listed exploration and production master limited partnership, from February 2015 until August 2015. Mr. McGrath served as Chief Financial Officer, from February 2011 until February 2015, and as Chief Accounting Officer, from May 2005 until February 2011, of the general partner of Atlas Energy, L.P., a predecessor to Atlas Energy Group, LLC. Mr. McGrath served as Chief Accounting Officer of the general partner of Sunoco Logistics Partners L.P., a NYSE listed master limited partnership that owns and operates a crude oil and refined products logistics business, from June 2002 until May 2005. Mr. McGrath is a Certified Public Accountant.

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

REORGANIZATION

On May 21, 2014, CFS, and its direct and indirect subsidiaries: CFSI, and StoneMor GP, our general partner, completed a series of transactions to streamline the ownership structure of CFSI and StoneMor GP, which we refer to as the “Reorganization.” As a result of such transactions, (i) Mr. Hellman, as Trustee of the Trust, for the pecuniary benefit of ACII, has exclusive voting and investment power over approximately 67.03% of membership interests in GP Holdings, formerly known as CFSI, (ii) Lawrence Miller, the President and Chief Executive Officer and a director of StoneMor GP, William Shane, Allen Freedman, and Martin Lautman, directors of StoneMor GP, Michael Stache and Robert Stache, retired executive officers of StoneMor GP, and two family partnerships affiliated with Messrs. Miller and Shane, as applicable, collectively hold approximately 32.97% of membership interests in GP Holdings; and (iii) StoneMor GP has become a wholly-owned subsidiary of GP Holdings.

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

BOARD MEETINGS AND EXECUTIVE SESSIONS, COMMUNICATIONS WITH DIRECTORS AND BOARD COMMITTEES

In 2015, the Board of Directors of our general partner held four meetings. All directors then in office attended all of these meetings, either in person or by teleconference.

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

All current committee members qualify as “independent” under applicable standards established by the SEC and NYSE for members of audit committees. In addition, the current members of the Audit Committee have been determined by the Board of Directors of our general partner to have accounting or related financial management expertise and to meet the qualifications of “audit committee financial experts” in accordance with NYSE listing standards and SEC rules, as applicable. The “audit committee financial expert” designation is a disclosure requirement of the SEC related to Messrs. Freedman, Carver and Pound’s experience and understanding with respect to certain accounting, and auditing matters. The designation does not impose any duties, obligations or liabilities that are greater than those generally imposed on them as members of the Audit Committee and the Board of Directors of our general partner and it does not affect the duties, obligations or liabilities of any other member of the Board of Directors.

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

Compensation, Nominating and Governance, and Compliance Committee

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

Trust Committee

The members of the Trust Committee are Messrs. Hellman (Chairman), Talbott, Freedman, Shane and Carver. The primary responsibilities of the Trust Committee are to assist the Board in fulfilling its responsibility in the oversight management of merchandise trusts and perpetual care trusts (merchandise trusts together with perpetual care trusts, the “Trusts”) and to review and recommend an investment policy for the Trusts, including (i) asset allocation; (ii) acceptable risk levels; (iii) total return or income objectives; and (iv) investment guidelines relating to eligible investments, diversification and concentration restrictions, and performance objectives for specific managers or other investments.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Our general partner’s directors, officers and beneficial owners of more than 10% of common units, if any, are required to file reports of ownership and reports of changes in ownership with the SEC. Directors, officers and beneficial owners of more than 10% of our common units are also required to furnish us with copies of all such reports that are filed. Based on our review of copies of such forms and amendments, we believe that all of the directors and executive officers of our general partner complied with all filing requirements under Section 16(a) of the Exchange Act during the year ended December 31, 2015, except for one Form 4 relating to one transaction for Mr. Talbott, and one Form 4 relating to one transaction for Mr. Pound, which, through inadvertence, were not timely filed.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The following is a brief overview of the more detailed discussion and analysis set forth in this section, which focuses on compensation paid to our named executive officers in 2015. Whenever we refer in this Annual Report on Form 10-K to the “named executive officers,” we are referring to those executive officers that we identified in the Summary Compensation Table below.

Our Compensation Process

Our business is managed by the officers and other employees of our general partner. We have no employees of our own. Accordingly, all decisions relating to compensation of the executive officers of our general partner are made by the Board of Directors of our general partner, which we refer to as the “board.” The Compensation, Nominating and Governance, and Compliance Committee of the board, which we refer to as the “compensation committee,” makes recommendations to the board regarding executive compensation, determines the compensation of executive officers and oversees all executive officer compensation programs, plans and policies, including those involving the issuance of equity securities.

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

In 2015, except as described below, the compensation committee has determined the compensation of our executive officers without the input of any compensation consultants. Compensation decisions for individual executive officers are the result of the subjective analysis of a number of factors, including the executive officer’s experience, skills and tenure with us as well as the input (except in case of the CEO’s compensation) of our Chief Executive Officer. In making individual compensation decisions, the compensation committee relies on the judgment and experience of its members as well as information that is reasonably available to committee members, including, but not limited to, comparable company data.

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

Letter Agreement with the Chief Financial Officer

In 2015, our general partner entered into a letter agreement with Mr. McGrath in connection with his appointment as Chief Financial Officer of our general partner. The terms of the letter agreement were determined by negotiation between management, subject to the compensation committee’s approval, and Mr. McGrath and reflect the compensation committee’s belief, at the time such letter agreement was entered into, that the amounts of payments and benefits provided by the letter agreement and the circumstances under which they would be paid or provided were reasonable. See “Agreements with Named Executive Officers” for information regarding the terms of this letter agreement.

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

Base Salary

Base salary is the guaranteed element of our executive officers’ compensation. The base salaries of Mr. Miller, the Chief Executive Officer of our general partner, Mr. McGrath, the Chief Financial Officer of our general partner, Mr. Pippis, the Chief Accounting Officer and Mr. Meyers, the Chief Operating Officer of our general partner, described below reflect the subjective assessment of the compensation committee and the board, taking into consideration the experience of the executive, the competitive market for similarly skilled executives, the complexity of the executive’s job, our financial capabilities and business goals. The base salaries of Messrs. Miller, McGrath, Pippis and Meyers were $528,000, $350,000, $170,000 and $325,000 respectively for the year ended December 31, 2015. Mr. Pippis earned incremental salary for his time as Interim Chief Financial Officer as reflected in the Summary Compensation table below.

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

In accordance with his employment offer letter agreement, described above, for Mr. McGrath’s service during the 2015 calendar year, he was awarded an annual incentive bonus of $175,000 that will be paid during the Partnership’s normal bonus award cycle in the first quarter of 2016.

Long-Term Equity Incentive Plan Awards

Awards under our long-term incentive plans are designed to motivate our executives to remain employed by us for a sufficient period to achieve our longer-term business goals and increase unit-holder value. Unless otherwise specified in the award agreements or determined by the compensation committee, unvested awards under the long-term incentive plans are forfeited upon an executive’s termination of employment. Pursuant to certain key employee restricted phantom unit agreements and unit appreciation rights agreements with our executives, unvested awards under our long-term incentive plans are forfeited if employment terminates for any reason other than a change of control, death, permanent disability or retirement. The grant of awards under our long-term incentive plans is made at the discretion of the board of directors or the compensation committee, as applicable, after considering recommendations of our Chief Executive Officer related to other executive officers and employees.

In 2015, 6,609 phantom units were credited to Mr. Miller’s mandatory deferred compensation account, pursuant to his distribution equivalent rights, referred to as “DERs,” under his executive restricted phantom unit agreements. Phantom units become payable, in cash or common units, at our election, upon the separation of the executive from service or upon the occurrence of certain other events specified in the applicable agreement. For each phantom unit in Mr. Miller’s mandatory deferred compensation account, we credit such account, solely in phantom units, with an amount, in respect of Mr. Miller’s DERs, equal to the cash distributions paid on our common units each quarter. The crediting occurs as of the date on which we pay such cash distributions on our common units. The number of phantom units credited to Mr. Miller’s mandatory deferred compensation account is calculated by dividing the dollar amount of the DERs by the closing price for the common units on the trading day immediately prior to the day on which the cash distribution is paid on our common units. Each DER is the economic equivalent of one common unit.

In 2015, the compensation committee engaged BDO USA, LLP to analyze master limited partnership and competitor data that provides market reference points for evaluating potential long-term incentive compensation for our executive officers. BDO USA, LLP recommended an equity grant consisting of (i) Time Vested Units (TVUs) vesting ratably over three years of service and (ii) Performance Vested Units (PVUs) vesting annually over a three-year period if certain performance goals are satisfied. Effective December 31, 2015, the compensation committee, taking into consideration the analysis performed by BDO USA, LLP, granted TVUs and PVUs to Lawrence Miller, Sean P. McGrath and David L. Meyers to enhance the alignment of the executives’ performance with unitholders’ interests and to reward executives for achieving long-term strategic goals. Mr. Miller’s TVUs and PVUs commenced vesting on January 1, 2015 pursuant to a non-binding commitment to Mr. Miller; Mr. McGrath’s TVUs commenced vesting on September 28, 2015, pursuant to his offer letter, and his PVUs commenced vesting on December 31, 2015; and Mr. Meyers’ PVUs and TVUs commenced vesting on December 31, 2015. TVUs vest ratably over three years and PVUs are subject to annual vesting over a three-year period at threshold, target and maximum levels of performance. Upon vesting, the executive is entitled to one common unit for each vested TVU or PVU. In the event of the termination of the employment of the executive, (whether voluntary or involuntary and regardless of the reason for the termination, or for no reason whatsoever), the unvested TVUs and PVUs are automatically forfeited.

The following table sets forth the number of TVUs for each executive, which figures do not include applicable distribution equivalent rights (“DERs”):

Name	Number of TVUs
Lawrence Miller	21,681
Sean P. McGrath	8,324
David L. Meyers	7,729

The following table sets forth the number of PVUs that each executive may receive per year depending on whether the threshold, target or maximum level of performance is achieved, which figures do not include applicable DERs. The compensation committee intends to establish within the first 90 days of each calendar year, commencing 2016, the applicable threshold, target and maximum level of performance. If performance conditions are not determinable on or before December 31 of the applicable calendar year, PVUs will vest at the target level.

Name	Annual PVUs at Threshold Level	Annual PVUs at Target Level	Annual PVUs at Maximum Level
Lawrence Miller	3,614	7,228	14,455
Sean P. McGrath	1,387	2,774	5,549
David L. Meyers	1,288	2,576	5,152

The following is a brief summary of the terms of the TVUs and PVUs granted on December 31, 2015 to each of Messrs. Miller, McGrath and Meyers.

Mr. Miller was granted (i) 21,681 TVUs which vest in three equal annual installments starting on December 31, 2015, as of which date 7,227 TVUs, plus related DERs, vested; and (ii) PVUs at levels set forth in the above chart that vest annually on December 31, 2015, December 31, 2016, and December 31, 2017, provided the respective performance conditions established by the compensation committee have been achieved for applicable calendar year. The compensation committee determined that performance conditions for vesting of PVUs on December 31, 2015 were satisfied by Mr. Miller at the target level for 2015, and 7,228 PVUs (plus related DERs) vested on December 31, 2015. Messrs. McGrath and Meyers were granted 8,324 and 7,729 TVUs, respectively. The TVUs for Messrs. McGrath and Meyers vest in three equal annual installments starting on September 28, 2015 and December 31, 2015, respectively. Concurrently, Messrs. McGrath and Meyers were granted PVUs that vest annually on December 31, 2016, December 31, 2017, and December 31, 2018, provided the respective performance conditions established by the compensation committee have been achieved for the applicable calendar year.

The unvested TVUs and PVUs are not entitled to receive distributions made by us to holders of common units until such units have vested. However, we maintain a DER account for each executive credited with the distributions, which would have been paid on the unvested TVUs and PVUs had such units been outstanding from and after the applicable dates of commitment, which with respect to Mr. Miller’s TVUs and PVUs is January 1, 2015, with respect to the Mr. McGrath’s TVUs and PVUs is September 28, 2015 and December 31, 2015, respectively, and with respect to Mr. Meyers’ TVUs and PVUs is December 31, 2015.

For additional information on awards previously made to our executive officers, see Note 12 to consolidated financial statements included in this Annual Report on Form 10-K. The board does not have a program, plan or practice to time grants of awards in coordination with release of material non-public information.

Severance Payments

The employment agreement for Mr. Miller, which was amended and restated in July 2013, provides for severance payments in the amount of 2.5 times base salary in the event an executive’s employment is terminated by our general partner without cause or by the executive for good reason. In that circumstance, all of the executive’s unvested equity awards will vest and the executive will be entitled to the continuation of insurance benefits for an agreed period or a cash equivalent. The letter agreement with Mr. McGrath provides for a payment equal to one year of his base salary in case of Mr. McGrath’s termination without cause, including due to a change of control. Upon a change of control, all of our executives’ unvested equity awards will vest. We believe that the foregoing arrangements are necessary to provide for personal financial security and encourage the continued attention and dedication of the management talent required to achieve our business goals.

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

COMPENSATION COMMITTEE REPORT

The Compensation, Nominating and Governance, and Compliance Committee of the board of directors of our general partner has reviewed and discussed with management the Compensation Discussion and Analysis for the year ended December 31, 2015. Based on such review and discussions, the Compensation, Nominating and Governance, and Compliance Committee recommended to the board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

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

By the Compensation, Nominating and Governance, and Compliance Committee.

Fenton R. Talbott, Chairman

Robert B. Hellman, Jr.

Martin R. Lautman

SUMMARY COMPENSATION TABLE

The following table sets forth summary information relating to all compensation awarded to, earned by, or paid to the individuals listed in the table below, collectively referred to as our “named executive officers,” for all services rendered in all capacities to our subsidiaries and us during the years noted. Terms “Stock” and “Option” in the Summary Compensation Table and other tables included in this Item 11 refer to common units and unit appreciation rights, respectively, of StoneMor Partners L.P.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (1) ($)	Option Awards (1) ($)	All Other Compensation (2) ($)	Total ($)
Lawrence Miller	2015	$528,000	$—	$1,354,782	$—	$50,494	$1,933,276	(3)
Chief Executive Officer, President	2014	$527,884	$300,000	$161,150	$—	$13,200	$1,002,234	(3)
and Chairman of the Board	2013	$526,616	$462,515	$143,754	$—	$13,200	$1,146,085	(3)

Sean P. McGrath (4)	2015	$87,500	$175,000	$447,944	$—	$—	$710,444
Chief Financial Officer and Secretary

James M. Pippis (4)	2015	$186,256	$—	$—	$—	$—	$186,256
Chief Accounting Officer and
Former Interim Chief Financial Officer

Timothy K. Yost (4)	2015	$155,769	$—	$—	$—	$—	$155,769
Former Chief Financial Officer and Secretary	2014	$250,000	$75,000	$—	$—	$—	$325,000
	2013	$250,000	$189,332	$—	$—	$—	$439,332

David L. Meyers	2015	$325,000	$—	$415,948	$—	$—	$740,948
Chief Operating Officer	2014	$300,000	$75,000	$—	$—	$6,000	$381,000
	2013	$56,538	$—	$—	$50,000	$20,548	$127,086

(1)	Represents the aggregate grant date fair value of awards made during the year in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 referred to as “ASC Topic 718” based on the assumptions set forth in Note 12 to the consolidated financial statements included in our Annual Report on Form 10-K. In 2015, Mr. Miller received 6,609 restricted phantom units with an aggregate fair value of $187,830. Also, Messrs. Miller, McGrath and Meyers received TVUs and PVUs under the Long-Term Incentive Plan with aggregate fair values of $1,166,952, $447,944 and $415,948, respectively, assuming the target condition is met in each of the three vesting periods. The values of these awards are $1,750,388, $671,970, and $623,908, respectively, if the maximum conditions are met in each of the three vesting periods. In 2014, Mr. Miller received 6,459 restricted phantom units with an aggregate fair value of $161,150. In 2013, Mr. Miller received 5,685 restricted phantom units with an aggregate fair value of $143,754. Also, in 2013, Mr. Meyers received 25,000 Unit Appreciation Rights (UARs) with an aggregate fair value of $50,000.
(2)	Other compensation for 2015 includes an auto allowance for $13,200 for Mr. Miller, as well as cash paid for the settlement of distribution equivalent rights of $37,294, pursuant to his 2015 unit award agreement. Other compensation for 2014 includes an auto allowance of $13,200 for Mr. Miller and $6,000 for temporary housing expenses for Mr. Meyers. Other compensation for 2013 includes an auto allowance of $13,200 for Mr. Miller and a $12,500 hiring bonus to Mr. Meyers. We also paid $8,048 in 2013 for relocation and temporary housing expenses for Mr. Meyers.
(3)	For information regarding cash distributions that may be received by Mr. Miller by reasons of his ownership interests in our general partner or its affiliates see “Item 13. Certain Relationships and Related Transactions, and Director Independence.”
(4)	Timothy K. Yost served as Chief Financial Officer until his resignation effective May 13, 2015. Upon Mr. Yost’s resignation, James M. Pippis served as Interim Chief Financial Officer until Sean P. McGrath’s appointment as Chief Financial Officer effective September 28, 2015.

GRANTS OF PLAN-BASED AWARDS DURING THE YEAR ENDED DECEMBER 31, 2015

The following table sets forth information regarding grants of plan-based awards to our named executive officers during the year ended December 31, 2015.

		Estimated Future Payouts Under Equity Incentive Plan				All Other Stock
						Awards: Number of		Grant Date Fair
			Awards			Shares of Stock or		Value of Stock
		Threshold	Target	Maximum		Units		and Option
Name	Grant Date	(#)	(#)	(#)		(#)		Awards
Lawrence Miller	2/16/2015	—	—	—		1,582	(1)	$44,331	(2)
	5/15/2015	—	—	—		1,533	(1)	$46,047	(2)
	8/14/2015	—	—	—		1,805	(1)	$47,763	(2)
	11/13/2015	—	—	—		1,689	(1)	$49,689	(2)
	12/31/2015	—	—	—		21,681	(3)	$583,436	(4)
	12/31/2015	10,842	21,684	43,365	(3)	—		$1,166,952	(4)
Sean P. McGrath	12/31/2015	—	—	—		8,324	(3)	$223,999	(4)
	12/31/2015	4,161	8,322	16,647	(3)	—		$447,971	(4)
David L. Meyers	12/31/2015	—	—	—		7,729	(3)	$207,987	(4)
	12/31/2015	3,864	7,728	15,456	(3)	—		$415,921	(4)

(1)	Under the executive restricted phantom unit agreements entered into under our long-term incentive plans, Mr. Miller was credited with 6,609 phantom units during 2015, pursuant to his distribution equivalent rights. The distribution equivalent rights accrue on restricted phantom units representing limited partner interests and become payable, in cash or common units, at the election of the issuer, upon the separation of the reporting person from service or upon the occurrence of certain other events. Each distribution equivalent right is the economic equivalent of one common unit representing a limited partner interest.
(2)	The grant date fair value, pursuant to his distribution equivalent rights, is equal to the cumulative restricted phantom units outstanding at the time of the distribution, multiplied by the per-unit monetary distribution, divided by the closing price per common unit on the day prior to the distribution date.
(3)	During 2015, Messrs. Miller and Meyers were granted unit awards, respectively, consisting of Time Vested Units and Performance Vested Units. Refer to “Compensation Discussion and Analysis” above for more information.
(4)	The fair value per unit is based on the close price of our common units on the date immediately preceding the date of grant and the assumption that the maximum performance conditions were met.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2015

The following table sets forth information with respect to outstanding equity awards at December 31, 2015 for our named executive officers.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested		Number of Unearned Shares, units or Other Rights That Have Not Vested (#)		Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Lawrence Miller	—	—	$—	—	76,976	(2)	$2,057,568	(2)	—		$—
Lawrence Miller	—	—	$—	—	—		$—		43,364	(3)	$1,159,120	(3)
Sean P. McGrath	—	—	$—	—	—		$—		24,971	(3)	$667,475	(3)
James M. Pippis	125	313	$24.97	5/30/2017	—		$—		—		$—
Timothy K. Yost	—	—	$—	—	—		$—		—		$—
David L. Meyers	4,687	11,459	$25.61	10/22/2018	—		$—		23,185	(3)	$619,735	(3)

(1)	Pursuant to a unit appreciation rights agreement entered into under our 2004 Long-Term Incentive Plan on October 22, 2013, Mr. Meyers was granted 25,000 UARs. Pursuant to a unit appreciation rights agreement entered into under our 2004 Long-Term Incentive Plan on May 30, 2012, Mr. Pippis was granted 3,000 UARs. The UARs entitle an executive to receive, in our whole common units or cash, at our election, the excess of the fair value of the common unit on the day prior to the exercise date over the applicable exercise price, which was the last trading price of a common unit immediately preceding the grant. The UARs vest ratably over a period of 48 months beginning on the grant date.
(2)	Consistent with prior periods, during 2015 Mr. Miller was credited with 6,609 phantom units pursuant to his distribution equivalent rights pursuant to awards granted under our long-term incentive plans. The phantom units become payable, in cash or common units, at our election, upon the separation of the executive from service as an executive of our general partner or upon the occurrence of certain other events. The market value has been computed by multiplying the closing price of the common units on December 31, 2015 by the number of restricted phantom units held by Mr. Miller in his deferred compensation account at December 31, 2015.
(3)	Effective December 31, 2015, 7,227 Time Vested Units and 7,228 of Performance Vested Units vested for Mr. Miller. He has 43,364 unvested units remaining at December 31, 2015, assuming the satisfaction of the maximum conditions for the Performance Vested Units. Unvested units totaled 24,971 and 23,185, respectively, at December 31, 2015 for Messrs. McGrath and Meyers, respectively. The market value of these outstanding awards has been computed by multiplying the closing price of the common units on December 31, 2015 by the number of unvested units held by Messrs. Miller, McGrath and Meyers.

OPTION EXERCISES AND STOCK VESTED DURING YEAR ENDED DECEMBER 31, 2015

The following table provides information about the value realized by the named executive officers on the exercise of unit appreciation rights during the year ended December 31, 2015.

	Option Awards		Stock Award
Name	Number of Shares Acquired on Exercise (#) (1)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#) (2)	Value Realized on Vesting ($) (2)
Lawrence Miller	—	$—	14,455	$386,382
James M. Pippis	217	$6,165	—	$—
James M. Pippis	59	$1,802	—	$—
James M. Pippis	85	$2,639	—	$—
Timothy K. Yost	3,357	$99,032	—	$—
David L. Meyers	931	$26,645	—	$—

(1)	Messrs. Yost and Meyers exercised 19,270 UARs and 8,854 UARs, respectively, which had vested under our 2004 Long Term Incentive Plan. The UARs had an exercise price of $24.36 and $25.61 per unit, respectively, and their exercise resulted in the issuance of 3,357 units and 931 units, respectively, based upon the difference between the closing price of our outstanding common units on the day prior to the exercise date (May 12, 2015 ($29.50), and March 25, 2015 ($28.62), respectively), and the exercise price. Mr. Pippis exercised 1,800, 325 and 437 UARs, which had vested under our 2004 Long Term Incentive Plan. The UARs had an exercise price of $24.97 per unit and their exercise resulted in the issuance of 217, 59 and 85 units, respectively, based upon the difference between the closing price of our outstanding common units on the day prior to the exercise dates of January 28, 2015 ($28.41), April 27, 2015 ($30.55) and November 3, 2015 ($31.05), respectively, and the exercise price.

(2)	During 2015, 14,455 of Mr. Miller’s unit awards vested, 7,227 of which were Time Vested and 7,228 of which were Performance Vested at the target level. The market value has been computed by multiplying the closing price of the common units on December 31, 2015 by the number of units vested.

AGREEMENTS WITH NAMED EXECUTIVE OFFICERS

The following is a summary of certain material provisions of agreements between our general partner and Messrs. Miller, McGrath and Meyers.

Lawrence Miller

On July 22, 2013, our general partner entered into the Employment Agreement with Mr. Miller, President and Chief Executive Officer, amending and restating his prior employment agreement effective as of September 20, 2004, as amended. The employment agreement has an initial term of three years, but is automatically extended for successive one-year terms, unless either party gives written notice of non-renewal ninety days prior to the end of the then term (the “Employment Period”).

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

The Employment Agreement includes certain obligations of StoneMor GP upon the termination of Mr. Miller’s employment. In the event of Mr. Miller’s death, during the Employment Period, or “Disability,” as defined in the Employment Agreement, Mr. Miller, Mr. Miller’s estate, and/or beneficiaries, as applicable, are entitled to: (i) earned but unpaid base salary prior to the date of termination; (ii) payment for all accrued but unused vacation time prior to the date of termination; (iii) in the event of death, payment for any earned but deferred bonus for any year prior to the year of his death or, in the event of Disability, payment of any earned but unpaid bonus that was deferred or elected to be deferred by Mr. Miller or StoneMor GP; (iv) a pro rata portion of the bonus payable under any bonus program in effect for the year in which the termination occurs; (v) immediate vesting of and lapsing of restrictions on all unvested stock awards, if any, held as of the date of termination; (vi) continuation of personal or family medical benefits, as applicable, for two years; (vii) in the event of death, a payment of $4,875,000, or in the event of Disability, an amount equal to the product of Mr. Miller’s base salary, multiplied by a factor of 2.50; and (viii) such additional benefits provided for in the then existing plans, programs and/or arrangements of StoneMor GP. In order to partially fund the foregoing benefits in the event of Mr. Miller’s death, StoneMor GP has purchased life insurance coverage in the face amount of $5,000,000, payable to StoneMor GP, with premiums of $44,635 per year for the term of the policy.

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

Sean P. McGrath

In August 2015, Mr. McGrath entered into a letter agreement with our general partner, which provides that Mr. McGrath will receive an annual base salary of $350,000 per year and an annual incentive bonus of $175,000 for his services in 2015. Pursuant to the letter agreement, Mr. McGrath is also eligible to receive, subject to mutually agreed terms and conditions: (i) an annual incentive bonus, with a target bonus equal to 75% of his annual base salary; (ii) an annual equity incentive award targeted at 75% of Mr. McGrath’s base salary; (iii) a 1% interest in our general partner; and (iv) a payment equal to one year of base salary in case of Mr. McGrath’s termination without cause, including due to a change of control. Mr. McGrath also entered into a Confidentiality and Non-Compete Agreement with our general partner, which contains customary non-solicitation, non-competition and confidentiality covenants.

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

Time Vested Units and Performance Vested Units Granted In 2015

Effective December 31, 2015, Messrs. Miller, McGrath and Meyers were granted TVUs and PVUs, pursuant to Key Employee Unit Agreements under our 2014 Long-Term Incentive Plan. See to the “Compensation Discussion and Analysis” section above for more information on these equity awards.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

The following table describes the potential payments and benefits under Mr. Miller’s employment agreement and the letter agreement with Mr. McGrath described above under “Agreements with Named Executive Officers” to which the named executive officers would be entitled upon termination of employment if our general partner terminated their employment without cause or if the executive terminates, as applicable, assuming the termination took place on December 31, 2015. In addition, a change of control of our general partner or of us would accelerate the vesting of the outstanding unvested awards granted under our long-term incentive plans.

Pursuant to Executive Restricted Phantom Unit Agreements with Mr. Miller, all payments to Mr. Miller of his mandatory deferred compensation account will commence upon: (i) the separation from service; (ii) disability; (iii) unforeseeable emergency; (iv) a Change of Control; or (v) death.

Under the Key Employee Unit Appreciation Rights Agreements with Messrs. Pippis and Meyers, all unvested UARs automatically vest upon a Change of Control (as defined in the Long-Term Incentive Plan). All UARs also automatically vest upon retirement at or after age 60 if the executive has at least 25 years of service with our company or any of our predecessor’s companies, as determined by the compensation committee. In the event of the termination of the employment (whether voluntary or involuntary and regardless of the reason for the termination), all UARs (whether or not vested) shall be deemed to be automatically forfeited. Notwithstanding the foregoing, in the event of the termination of employment by reason of (i) a Change of Control; (ii) death; (iii) permanent disability; or (iv) retirement at such age as the compensation committee shall approve, no forfeiture shall apply.

Name	Cash Severance Payment ($) (1)	Continuation of Medical / Welfare Benefits (Present Value) ($) (2)	Acceleration and Continuation of Equity Awards ($) (3)	Total Termination Benefits ($)
Lawrence Miller:
Termination:
by death	$4,875,000	$34,562	$2,057,568	$6,967,130
by disability, by executive for good reason or by our general partner without cause	$1,320,000	$34,562	$2,057,568	$3,412,130
Sean P. McGrath	$350,000	$—	$—	$350,000
James M. Pippis	$—	$—	$551	$551
David L. Meyers	$—	$—	$12,834	$12,834

(1)	Mr. Miller is entitled to 2.5 times his base annual salary if he is terminated by disability or without cause, or if he terminates with good reason. Mr. McGrath is entitled to receive a severance payment equal to one year of base salary upon termination without cause, including due to a change of control, assuming he executes a separation agreement and full release of claims.
(2)	Mr. Miller is entitled to continued coverage under our medical, dental, hospitalization and life insurance programs for two years for himself or his dependents, as applicable.
(3)	At December 31, 2015, Mr. Miller held 76,976 restricted executive phantom units. Mr. Meyers held 11,458 unvested UARs for which the exercise price was $25.61. Mr. Pippis held 313 unvested UARs for which the exercise price was $24.97. The UARs automatically vest if there is a change in control, but remain unvested if there is termination event by other means. The amount calculated hereunder is based upon the closing price of our outstanding common units at December 31, 2015 ($26.73). The fair value of Mr. Miller’s restricted executive phantom units is equal to the total phantom units outstanding multiplied by the December 31, 2015 closing price. The value of UARs is equal to the total unvested UARs multiplied by the difference between the closing price of our common units at December 31, 2015 and the relevant exercise prices.

DIRECTOR COMPENSATION

The following table sets forth compensation information for 2015 for each member of our general partner’s board of directors, except for Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of our general partner, who does not receive additional compensation for serving on the board. See “Summary Compensation Table” for compensation disclosures related to Mr. Miller.

	Fees Earned or	Stock
	Paid in Cash	Awards
Name	($)	($)(3)(4)	Total ($)
Howard L. Carver (1)	$60,750	$90,285	$151,035
Jonathan A. Contos (1)	$88,000	$—	$88,000
Allen R. Freedman (1)	$35,750	$140,186	$175,936
Robert B. Hellman, Jr. (1)	$94,000	$—	$94,000
Martin R. Lautman, Ph.D. (1)	$44,000	$105,819	$149,819
Leo J. Pound (1)	$68,750	$21,219	$89,969
William R. Shane (2)	$74,000	$64,983	$138,983
Fenton R. Talbott (1)	$90,000	$69,497	$159,497

(1) Each board member denoted was entitled to an annual retainer of $80,000, which could have be received in cash, restricted phantom units or a combination of cash and restricted phantom units at the board member’s election. A minimum of $20,000 of the $80,000 annual retainer had to be paid in restricted phantom units to each director. Following the Reorganization, the board determined that this minimum did not apply to Messrs. Hellman and Contos, who were compensated in cash thereafter. In addition to the retainers, the same board members were entitled to a meeting fee of $2,000 for each meeting of the board of directors attended in person and $1,500 for each committee meeting attended in person, a fee of $500 for participation in each telephone board call that is greater than one hour, but less than two hours, and $1,000 for participation in each telephone board call that is two hours or more. In addition, Mr. Freedman receives an annual retainer of $15,000 as the Chairman of the Audit Committee and Mr. Talbott receives an annual retainer of $10,000 for serving as the Chairman for our Compensation, Nominating and Governance, and Compliance Committee. Lastly, each board member is entitled to receive restricted phantom units pursuant to their distribution equivalent rights. The cash amounts shown in the table above are those earned during 2015. For information regarding cash distributions that may be received by our directors by reasons of their ownership interests in our general partner or its affiliates see “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

(2) In connection with his retirement from the position of Executive Vice President and Chief Financial Officer, Mr. Shane entered into an employment agreement with our general partner, pursuant to which he served as an advisor available to management and Vice Chairman of the Board of Directors of our general partner until April 1, 2014. Upon expiration of this agreement, Mr. Shane agreed to continue in this role on an at-will basis. During 2015, Mr. Shane earned $82,962 in this capacity. Excluding his stock awards and his $74,000 cash retainer for serving as a director, Mr. Shane did not receive any other compensation as a director during 2015. His total cash compensation for the year was $156,962.

(3) The restricted phantom units awarded as retainer compensation are credited to a mandatory deferred compensation account established for each such person. In addition, for each restricted phantom unit in such account, we credit the account, solely in additional restricted phantom units, an amount of distribution equivalent rights so as to provide the restricted phantom unit holders means of participating on a one-for-one basis in distributions made to holders of our common units. Payments to the participant’s mandatory deferred compensation account will be made on the earlier of (i) separation of the participant from service as a director, (ii) disability, (iii) unforeseeable emergency, (iv) death, or (v) change of control of our Partnership or our general partner and will be paid at our election in our common units or cash. A summary of activity in these accounts is shown below:

	Restricted Phantom Units
	Deferred Compensation Account Balance at 12/31/2014	2015 Elective Compensation	2015 Awards Pursuant to Distribution Equivalent Rights	Conversion to Common Units Upon Resignation	Deferred Compensation Account Balance at 12/31/2015
Howard L. Carver	18,309	1,471	1,766	—	21,546
Jonathan A. Contos	—	—	—	—	—
Allen R. Freedman	21,483	2,943	2,117	—	26,543
Robert B. Hellman, Jr.	5,857	—	—	—	5,857
Martin R. Lautman, Ph.D.	20,246	1,839	1,964	—	24,049
Leo J. Pound	191	736	42	—	969
William R. Shane	16,586	736	1,582	—	18,904
Fenton R. Talbott	18,277	736	1,741	—	20,754

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

The grant date fair value of each grant awarded to each director of our general partner, who was not also an executive officer of our general partner, is as follows:

		Fair Value of Units Granted
	Fair
	Value per	Howard	Jonathan	Allen	Robert	Martin	Leo	William	Fenton
Grant Date	Unit (1)	Carver	Contos	Freedman	Hellman	Lautman	Pound	Shane	Talbott
2/16/2015	$28.02	$11,533	$—	$13,534	$—	$12,755	$120	$10,449	$11,514
3/24/2015	$28.71	$10,000	$—	$20,000	$—	$12,500	$5,000	$5,000	$5,000
5/12/2015	$29.50	$10,000	$—	$20,000	$—	$12,500	$5,000	$5,000	$5,000
5/15/2015	$30.04	$12,202	$—	$14,504	$—	$13,527	$236	$10,965	$12,072
8/14/2015	$26.46	$12,877	$—	$15,485	$—	$14,307	$355	$11,484	$12,632
8/25/2015	$23.84	$10,000	$—	$20,000	$—	$12,500	$5,000	$5,000	$5,000
11/10/2015	$27.43	$10,000	$—	$20,000	$—	$12,500	$5,000	$5,000	$5,000
11/13/2015	$29.42	$13,673	$—	$16,663	$—	$15,230	$508	$12,085	$13,279

Total		$90,285	$—	$140,186	$—	$105,819	$21,219	$64,983	$69,497

(1)	The fair value per unit is based on the closing price of our common units on the date immediately preceding the date of grant.

During the third quarter of 2014, Messrs. Hellman and Contos elected to have all compensation pertaining to their services rendered, to be paid directly to ACII.

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

Awards under the 2014 plan may be in the form of: (i) phantom units; (ii) restricted units (including unit distribution rights, referred to as “UDRs”); (iii) options to acquire common units; (iv) UARs; (v) DERs; (vi) unit awards and cash awards; and (viii) performance awards. Awards under the 2014 plan may be granted either alone or in addition to, in tandem with or in substitution for any other award granted under the 2014 plan. Awards granted in addition to or in tandem with other awards may be granted at either the same time as or at a different time from the other award. If an award is granted in substitution or exchange for another award, the compensation committee shall require the recipient to surrender the original award in consideration for the grant of the new award. Awards under the 2014 plan may be granted in lieu of cash compensation, including in lieu of cash amounts payable under other plans of our general partner, our Partnership, or any affiliates, in which the value of common units subject to the award is equivalent in value to the cash compensation, or in which the exercise price, grant price, or purchase price of the award in the nature of a right that may be exercised is equal to the fair market value of the underlying common units minus the value of the cash compensation surrendered. Summaries of the different types of awards are provided below:

Phantom Unit

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

Restricted Unit

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

Option

The compensation committee determines the number of common units underlying each option, whether DERs also are to be granted with the common unit option, the exercise price and the conditions and limitations applicable to the exercise of the common unit option.

UAR

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

DER

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

UDR

A UDR is a distribution made by us with respect to a restricted unit. At the discretion of the compensation committee, a grant of restricted units may also provide for a UDR, which will be subject to the same forfeiture and other restrictions as the restricted units. If restricted, the distributions will be held, without interest, until the restricted unit vests or is forfeited with the UDR being paid or forfeited at the same time, as the case may be. The compensation committee may also provide that distributions be used to acquire additional restricted units. When there is no restriction on the UDRs, UDRs will be paid to the holder of the restricted unit without restriction at the same time as cash distributions are paid by our Partnership to unitholders.

Unit Award

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

Other Unit Based and Cash Awards

Other awards, denominated or payable in, valued in whole or in part by reference to, or otherwise based, or related to, common units, may be granted by the compensation committee, including convertible or exchangeable debt securities, other rights convertible or exchangeable into common units, purchase rights for common units, awards with value and payment contingent upon performance of our Partnership or any other factors designated by the compensation committee. The compensation committee determines the terms and conditions of such other unit based awards. Additionally, cash awards may also be granted by the compensation committee, either as an element of or supplement to another award or independent of another award.

Performance Award

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

Change in Control

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

RISK ASSESSMENT IN COMPENSATION POLICIES AND PRACTICES FOR EMPLOYEES

The compensation committee reviewed the elements of our compensation policies and practices for all employees, including executive officers, in order to evaluate whether risks that may arise from such compensation policies and practices are reasonably likely to have a material adverse effect on our Partnership. The compensation committee concluded that the following features of our compensation programs guard against excessive risk-taking:

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

The compensation committee believes that, for all employees, including executive officers, our compensation programs do not lead to excessive risk-taking and instead encourage behavior that supports sustainable value creation. We believe that risks that may arise from our compensation policies and practices for our employees, including executive officers, are not reasonably likely to have a material adverse effect on our Partnership.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

None of the persons who served as members of the Compensation, Nominating and Governance, and Compliance Committee (Fenton R. Talbott, Robert B. Hellman, Jr. or Martin R. Lautman) in 2015 has ever been an officer or other employee of our Partnership, or has any relationship requiring disclosure under Item 404 of Regulation S-K other than as described in “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Additionally, there were no compensation committee “interlocks” during 2015, which generally means that none of executive officers of our general partner served as a director or member of the compensation committee of another entity, one of whose executive officers served as a director or member of the Compensation, Nominating and Governance, and Compliance Committee of the board of directors of our general partner.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, the beneficial ownership of the common units of StoneMor as of February 12, 2016 held by beneficial owners of 5% or more of the units, if any, by directors and named executive officers of our general partner and by all directors and executive officers of our general partner as a group. Unless otherwise indicated, the address for each unitholder is c/o StoneMor Partners L.P., 311 Veterans Highway, Suite B, Levittown, PA 19056. Unless otherwise indicated, the beneficial owner named in the table is deemed to have sole voting and sole dispositive power of the units set forth opposite such beneficial owner’s name.

Title of Class	Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class
Common units	Lawrence Miller (1)	218,735	*
Common units	Sean P. McGrath	—	*
Common units	David L. Meyers	405	*
Common units	William R. Shane (2)	130,620	*
Common units	Howard L. Carver	12,565	*
Common units	Jonathan A. Contos	—	*
Common units	Allen R. Freedman (3)	41,630	*
Common units	Robert B. Hellman, Jr. (4)	2,274,531	7.0%
Common units	Martin R. Lautman, Ph.D. (5)	142,119	*
Common units	Leo J. Pound	1,100	*
Common units	Fenton R. Talbott (6)	18,435	*

All directors and executive officers as a group (11 persons)		2,811,640	8.6%
American Cemeteries Infrastructure Investors, LLC (4)		2,255,947	7.0%
950 Tower Lane, Suite 800, Foster City, CA 94404

*	Less than one percent
(1)	Includes 64,167 common units held by LDLM Associates, LP, and 28,500 common units held by Osiris Investments, LP. Mr. Miller is the grantor and trustee of the Miller Revocable Trust, which is the general partner of LDLM Associates, LP. Mr. Miller is also a limited partner of LDLM Associates, LP, holding 98% of its limited partner interests. Mr. Miller and Mr. Shane are each 50% members of Osiris Investments LLC, which is the general partner of Osiris Investments LP. Mr. Miller therefore may be deemed to beneficially own all of the units beneficially owned by LDLM Associates, LP and Osiris Investments, LP. Pursuant to an agreement between Mr. Miller and Bank of America, N.A., as lender (the “Lender”), Mr. Miller pledged 151,200 common units as security for a loan the Lender made to Mr. Miller (the “Miller Pledge Agreement”). In the absence of a default, the Miller Pledge Agreement does not grant to the Lender the power to dispose or direct the disposition of the pledged securities.
(2)	Includes 64,167 common units held by Ten Twenty, LP and 28,500 common units held by Osiris Investments, LP. Mr. Shane is the general partner of Ten Twenty LP. Mr. Miller and Mr. Shane are each 50% members of Osiris Investments LLC, which is the general partner of Osiris Investments LP. Mr. Shane therefore may be deemed to beneficially own all of the units beneficially owned by Ten Twenty LP and Osiris Investments, LP. Pursuant to an agreement between Ten Twenty, LP and the Lender, Ten Twenty, LP pledged 32,196 common units as a security for a loan the Lender made to Ten Twenty, LP (the “Ten Twenty Pledge Agreement”). In the absence of a default, the Ten Twenty Pledge Agreement does not grant to the Lender the power to dispose or direct the disposition of the pledged securities.
(3)	Includes 20,798 common units held by Mr. Freedman’s spouse and over which Mr. Freedman may be deemed to have beneficial ownership.
(4)	Mr. Hellman’s beneficial ownership includes 18,584 common units held by Mr. Hellman directly and 2,255,947 common units held by American Cemeteries Infrastructure Investors, LLC, referred to as “ACII.” AIM Universal Holdings, LLC, referred to as “AUH,” is the sole manager of ACII. Ms. Judy Bornstein and Messrs. Matthew P. Carbone and Robert B. Hellman Jr. are managing members of AUH, collectively referred to as the “managing members.” The managing members may be deemed to share voting and dispositive power over the common units held by ACII. ACII is owned by its members: American Infrastructure MLP Fund II, L.P., referred to as “AIM II,” American Infrastructure MLP Founders Fund II, L.P., referred to as “AIM FFII,” and AIM II Delaware StoneMor, Inc., referred to as “AIM II StoneMor.” AIM II StoneMor is owned by American Infrastructure MLP Management II, L.L.C., referred to as “AIM Management II,” and AIM II Offshore, L.P., referred to as “AIM II Offshore.” AIM Management II is the general partner of AIM II, AIM FFII and AIM II Offshore. Mr. Hellman is a managing member of AIM Management II and the president of AIM II StoneMor.
(5)	Includes 3,500 common units held by Mr. Lautman’s spouse and 2,000 common units held in both the P. Lautman Trust and the J. Lautman Trust for the benefit of the director’s children.
(6)	Mr. Talbott pledged 18,435 common units as security for his assets managed accounts with Enterprise Trust Company.

EQUITY COMPENSATION PLAN INFORMATION

The following table details information regarding our equity compensation plan as of December 31, 2015:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders—2004 Plan (1)	187,328	$6.80	310,484
Equity compensation plans approved by security holders—2014 Plan (2)	102,661	$—	1,382,884
Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	289,989	$4.83	1,693,368

(1)	Includes 184,457 restricted phantom units and 2,871 units that would be issued upon exercise of UARs based upon the exercise price of the UARs and the closing price of our common units at December 31, 2015. Although the 2004 Long-term Incentive Plan expired in September 2014 and we are unable to grant new awards under the 2004 plan, phantom units granted under the 2004 plan continue to accrue distribution equivalent rights each time we pay a distribution on our common units. Once phantom units vest, such phantom units as well as phantom units accrued in connection with distribution equivalent rights will be settled either in common units or cash, at our discretion.
(2)	Includes 11,141 restricted phantom units awarded under the 2014 Long-term Incentive Plan. Column (c) is comprised of 1,500,000 available units approved with the 2014 Long-term Incentive Plan, less the phantom units and unit awards awarded to date under the plan. The 2014 plan initially permits the grant of awards covering an aggregate of 1,500,000 common units, a number that the board may increase by up to 100,000 common units per year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Distributions of available cash to our general partner and its affiliates	We have generally made cash distributions of approximately 98-99% to the unitholders, including our general partner, in respect of any common units that it may own, and approximately 1-2% to our general partner. As of December 31, 2015 our general partner’s ownership percentage was 1.23%. Our general partner also holds incentive distribution rights. Pursuant to such rights, if distributions per common unit exceed target distribution levels, our general partner will be entitled to increasing percentages of the distributions above each level, up to approximately 48% of the distributions above the highest level plus its general partnership percentage interest.

Payments to our general partner and its affiliates	Our general partner and its affiliates do not receive any management fee or other compensation for the management of our business and affairs, but they are reimbursed for all expenses that they incur on our behalf, including general and administrative expenses and corporate overhead. As the sole purpose of the general partner is to act as our general partner, substantially all of the expenses of our general partner are incurred on our behalf and reimbursed by us or our subsidiaries. Our general partner determines the expenses that are allocable to us in good faith.

Withdrawal or removal of our general partner	If our general partner withdraws or is removed, its general partner interest and its incentive distribution rights will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.

Liquidation	Upon our liquidation, the unitholders and our general partner will be entitled to receive liquidating distributions according to their respective capital account balances.

OWNERSHIP INTERESTS IN OUR GENERAL PARTNER

Our general partner owns our general partner interest and our incentive distribution rights. Effective May 21, 2014, as a result of the Reorganization (i) Mr. Hellman, as Trustee of the Trust, for the pecuniary benefit of ACII, has exclusive voting and investment power over approximately 67.03% of membership interests in StoneMor GP Holdings LLC, a Delaware limited liability company (“GP Holdings”), formerly known as CFSI, (ii) Lawrence Miller, the President and Chief Executive Officer and a director of StoneMor GP (11.88%, inclusive of family partnership holdings), William Shane (9.37%, inclusive of family partnership holdings), Allen Freedman (0.18%), and Martin Lautman (0.73%), directors of StoneMor GP, Michael Stache and Robert Stache, retired executive officers of StoneMor GP, collectively hold approximately 32.97% of membership interests in GP Holdings; and (iii) StoneMor GP has become a wholly-owned subsidiary of GP Holdings.

RELATIONSHIP WITH ACII

On May 21, 2014, the Partnership sold to ACII, 2,255,947 common units (the “Common Units”) representing limited partner interests in the Partnership (the “ACII Units”) at an aggregate purchase price of $55.0 million pursuant to a Common Unit Purchase Agreement (the “Common Unit Purchase Agreement”), dated May 19, 2014, by and between the Partnership and ACII. In connection with the consummation of this private placement transaction, on May 21, 2014, the Partnership and ACII also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) providing ACII with certain registration rights as described below.

Pursuant to the Common Unit Purchase Agreement, commencing with the quarter ending June 30 2014, ACII is entitled to receive distributions equal to those paid on the Common Units generally. Through the quarter ending June 30, 2018, such distributions may be paid in cash, Common Units issued to ACII in lieu of cash distributions (the “PIK Units”), or a combination of cash and PIK Units, as determined by the Partnership in its sole discretion. If the Partnership elects to pay distributions through the issuance of PIK Units, the number of Common Units to be issued in connection with a quarterly distribution will be the quotient of (A) the amount of the quarterly distribution paid on the Common Units by (B) the volume-weighted average price of the Common Units for the thirty (30) trading days immediately preceding the date a quarterly distribution is declared with respect to the Common Units. Beginning with the quarterly distribution payable with respect to the quarter ending September 30, 2018, the ACII Units will receive cash distributions on the same basis as all other Common Units and the Partnership will no longer have the ability to elect to pay quarterly distributions in kind through the issuance of PIK Units. The Partnership issued 204,804 PIK Units to ACII in lieu of cash distributions of $5.8 million during 2015.

Under the Common Unit Purchase Agreement, the ACII Units are also subject to a lock up period (the “Lock-Up Period”) ending on July 1, 2018. During the Lock-Up Period, ACII may not directly or indirectly (a) offer for sale, sell, pledge or otherwise dispose of the ACII Units, (b) enter into any swap or other derivatives transaction that transfers to another, in whole or in part, any of the economic benefits or risks of ownership of the ACII Units, or (c) publicly disclose the intention to do any of the foregoing. However, ACII may transfer the ACII Units to any affiliate or any investment fund or other entity controlled or managed by ACII who agrees to be bound by the terms of the Common Unit Purchase Agreement. PIK Units are not subject to the Lock-Up Period. The Common Unit Purchase Agreement also includes various representations, warranties, covenants, indemnification and other provisions, which are customary for a transaction of this nature.

Pursuant to the Registration Rights Agreement, the Partnership was required to file a shelf registration statement (the “PIK Unit Registration Statement”) with the Securities and Exchange Commission (the “SEC”) on or prior to June 5, 2014 to register the offer and sale by ACII of a good faith estimate of the total number of PIK Units that may be issued to ACII under the Common Unit Purchase Agreement, and use its commercially reasonable efforts to cause the PIK Unit Registration Statement to be declared effective as soon as practicable thereafter. The registration statement was declared effective on June 25, 2014. After July 1, 2018, ACII shall have the right to require the Partnership to prepare and file with the SEC a shelf registration statement (a “Demand Registration Statement”) to register the offer and sale of (a) the ACII Units purchased by ACII pursuant to the Common Unit Purchase Agreement or (b) PIK Units issued to ACII pursuant to the Common Unit Purchase Agreement but not included in the PIK Unit Registration Statement.

The Registration Rights Agreement also includes piggy-back registration rights as well as indemnification and other provisions, which are customary for a transaction of this nature.

ACII is an affiliate of American Infrastructure Funds, L.L.C., an investment adviser registered with SEC. Mr. Hellman, a director of our general partner, is a managing member of American Infrastructure Funds, L.L.C. and he is affiliated with entities that own membership interests in ACII and the entity that is the manager of ACII. Mr. Hellman is also the sole Trustee (the “Trustee”) under a Trust (the “Trust”) established pursuant to a Voting and Investment Trust Agreement by and between ACII and Mr. Hellman, as Trustee, dated as of May 9, 2014, for the benefit of ACII. Mr. Contos, a director of our general partner, is a Principal of American Infrastructure Funds, L.L.C.

Messrs. Hellman and Contos elected to have all compensation pertaining to their services rendered on the Board of Directors, to be paid directly to ACII.

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

OMNIBUS AGREEMENT

On September 20, 2004, we entered into an omnibus agreement with McCown De Leeuw, a private equity investment firm and a founder of Cornerstone, CFS, CFSI, our general partner and StoneMor Operating LLC.

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

The following table sets forth the aggregate fees paid or accrued for professional services rendered by Deloitte & Touche LLP for the audit of our annual financial statements for fiscal years 2015 and 2014 and the aggregate fees paid or accrued for audit-related services and all other services rendered by Deloitte & Touche LLP for fiscal years 2015 and 2014.

	Years Ended December 31,
	2015	2014
Audit fees	$2,557,651	$3,077,466
Audit-related fees	25,265	8,613
Tax fees	559,268	775,040

	$3,142,184	$3,861,119

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents. The decrease in fees in 2015 was primarily the result of increased costs associated with the audit of significant acquisitions and transactions that occurred during the prior period.

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

Part IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

(1)	The following financial statements of StoneMor Partners L.P. are included in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statement of Operations for the years ended December 31, 2015, 2014 and 2013

Consolidated Statement of Partners’ Capital for the years ended December 31, 2015, 2014 and 2013

Consolidated Statement of Cash Flows for the years ended December 31, 2015, 2014, and 2013

Notes to the Consolidated Financial Statements

(2)	Other schedules have not been included either because they are not applicable or because the information is included elsewhere in this Form 10-K.

(c)	Exhibits are listed in the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONEMOR PARTNERS L.P.

	By:	StoneMor GP LLC, its General Partner

February 29, 2016		By:	/s/ Lawrence Miller
Lawrence Miller
Chief Executive Officer, President and
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Lawrence Miller Lawrence Miller (Principal Executive Officer)	Chief Executive Officer, President and Chairman of the Board	February 29, 2016

/s/ Sean P. McGrath Sean P. McGrath (Principal Financial and Accounting Officer)	Chief Financial Officer and Secretary	February 29, 2016

/s/ William R. Shane William R. Shane	Director	February 29, 2016

/s/ Howard L. Carver Howard L. Carver	Director	February 29, 2016

/s/ Jonathan A. Contos Jonathan A. Contos	Director	February 29, 2016

/s/ Allen R. Freedman Allen R. Freedman	Director	February 29, 2016

/s/ Robert B. Hellman, Jr. Robert B. Hellman, Jr.	Director	February 29, 2016

/s/ Martin R. Lautman, Ph.D. Martin R. Lautman, Ph.D.	Director	February 29, 2016

/s/ Leo J. Pound Leo J. Pound	Director	February 29, 2016

/s/ Fenton R. Talbott Fenton R. Talbott	Director	February 29, 2016

Exhibit Index

Exhibit Number	Description

3.1*	Certificate of Limited Partnership of StoneMor Partners L.P. (incorporated by reference to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 9, 2004 (Exhibit 3.1)).

3.2*	Second Amended and Restated Agreement of Limited Partnership of StoneMor Partners L.P. dated as of September 9, 2008 (incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed on September 15, 2008).

4.1.1*	Indenture, dated as of November 24, 2009, by and among StoneMor Partners L.P., StoneMor Operating LLC, Cornerstone Family Services of West Virginia Subsidiary, Inc., Osiris Holding of Maryland Subsidiary, Inc., the guarantors named therein and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

4.1.2*	Form of 10.25% Senior Note due 2017 (incorporated by reference to Exhibit 4.2 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

4.1.3*	Registration Rights Agreement, dated as of November 24, 2009, by and among StoneMor Partners L.P., StoneMor Operating LLC, Cornerstone Family Services of West Virginia Subsidiary, Inc., Osiris Holding of Maryland Subsidiary, Inc., the Initial Guarantors party thereto and Banc of America Securities LLC (incorporated by reference to Exhibit 4.3 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

4.1.4*	Seventh Supplemental Indenture, dated as of May 24, 2013, by and among StoneMor Partners L.P., StoneMor Operating LLC, Cornerstone Family Services of West Virginia Subsidiary, Inc., Osiris Holding of Maryland Subsidiary, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee to Indenture, dated as of November 24, 2009 (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed on May 28, 2013).

4.2.1*	Indenture, dated as of May 28, 2013, by and among StoneMor Partners L.P., Cornerstone Family Services of West Virginia Subsidiary, Inc., the guarantors named therein and Wilmington Trust, National Association, including Form of 7 7/8% Senior Note due 2021 (incorporated by reference to Exhibit 4.2 of Registrant’s Current Report on Form 8-K filed on May 28, 2013).

4.2.2*	Registration Rights Agreement, dated as of May 28, 2013, by and among StoneMor Partners L.P., Cornerstone Family Services of West Virginia Subsidiary, Inc., the Initial Guarantors party thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the initial purchasers listed on Schedule A to the Purchase Agreement (incorporated by reference to Exhibit 4.4 of Registrant’s Current Report on Form 8-K filed on May 28, 2013).

4.2.3*	Supplemental Indenture No. 1, dated as of August 8, 2014, by and among Kirk & Nice, Inc., Kirk & Nice Suburban Chapel, Inc., StoneMor Operating LLC, and Osiris Holding of Maryland Subsidiary, Inc., subsidiaries of StoneMor Partners L.P. (or its successor), and Cornerstone Family Services of West Virginia Subsidiary, Inc., the Guarantors under the Indenture, dated as of May 28, 2013, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

4.3*	Registration Rights Agreement, dated as of May 21, 2014, by and between StoneMor Partners L.P. and American Cemeteries Infrastructure Investors, LLC (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed on May 23, 2014).

Exhibit Number	Description

10.1.1*	Second Amended and Restated Credit Agreement, dated April 29, 2011, among StoneMor Operating LLC, each of its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 5, 2011).

10.1.2*	First Amendment to Second Amended and Restated Credit Agreement, dated August 4, 2011, among StoneMor Operating LLC, each of its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.1.3*	Second Amendment to Second Amended and Restated Credit Agreement, dated October 28, 2011, among StoneMor Operating LLC, each of its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 3, 2011).

10.1.4*	Third Amended and Restated Credit Agreement, dated January 19, 2012, among StoneMor Operating LLC, each of its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on January 24, 2012).

10.1.5*	First Amendment to Third Amended and Restated Credit Agreement, dated February 19, 2013, by and among StoneMor Operating LLC, each of its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on February 22, 2013).

10.1.6*	Second Amendment to Third Amended and Restated Credit Agreement, as amended, dated May 8, 2013, by and among StoneMor Operating LLC, each of its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 13, 2013).

10.1.7*	Third Amendment to Third Amended and Restated Credit Agreement and Security Documents, dated June 18, 2013, by and among StoneMor Operating LLC, its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on June 21, 2013).

10.1.8*	Fourth Amendment to Third Amended and Restated Credit Agreement, dated May 22, 2014, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, its Subsidiaries, the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on May 23, 2014).

10.1.9*	Joinder to Amended and Restated Credit Agreement, dated June 10 2014, by and among Kirk & Nice, Inc., Kirk & Nice Suburban Chapel, Inc. and the other Credit Parties named therein in favor of the Lenders and Bank of America, N.A. as Administrative Agent for the benefit of the Lenders, as Collateral Agent for the benefit of the Secured Parties, as Swing Line Lender and as L/C Issuer (incorporated by reference to Exhibit 10.4 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

Exhibit Number	Description

10.1.10*	Fourth Amended and Restated Credit Agreement, dated December 19, 2014, among StoneMor Operating LLC, each of its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on December 23, 2014).

10.1.11*	First Amendment to Fourth Amended and Restated Credit Agreement, dated July 10, 2015, by and among StoneMor Operating LLC, its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.1.12	Second Amendment to Fourth Amended and Restated Credit Agreement, dated November 12, 2015, by and among StoneMor Operating LLC, its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.

10.2*	Confirmation and Amendment Agreement, dated January 19, 2012, among StoneMor Operating LLC, each of its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P. and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on January 24, 2012).

10.3*	Amended and Restated Security Agreement, dated April 29, 2011, among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, the Subsidiary Debtors listed therein and Bank of America, N.A. as Collateral Agent (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on May 5, 2011).

10.3.1*	Second Amended and Restated Security Agreement, dated December 19, 2014, among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, the Subsidiary Debtors listed therein and Bank of America, N.A. as Collateral Agent (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on December 23, 2014).

10.4*	Amended and Restated Pledge Agreement, dated April 29, 2011, among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, the Subsidiary Pledgors listed therein and Bank of America, N.A. as administrative and collateral agent (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on May 5, 2011).

10.4.1*	Second Amended and Restated Pledge Agreement, December 19, 2014, among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, the Subsidiary Pledgors listed therein and Bank of America, N.A. as administrative and collateral agent (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on December 23, 2014).

10.5*	Purchase Agreement, dated November 18, 2009, by and among StoneMor Partners L.P., StoneMor Operating LLC, Cornerstone Family Services of West Virginia Subsidiary, Inc., Osiris Holding of Maryland Subsidiary, Inc., the guarantors named therein and Banc of America Securities LLC, acting on behalf of itself and as the representative for the purchasers named therein (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

10.6*	Purchase Agreement, dated May 16, 2013, by and among StoneMor Partners L.P., Cornerstone Family Services of West Virginia Subsidiary, Inc., the subsidiary guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, acting on behalf of itself and as the representative for the initial purchasers named therein (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 17, 2013).

Exhibit Number	Description

10.7.1*†	StoneMor Partners L.P. Long-Term Incentive Plan, as amended April 19, 2010 (incorporated by reference to Appendix A to Registrant’s Definitive Proxy Statement filed on June 4, 2010).

10.7.1.1*†	StoneMor Partners L.P. 2014 Long-Term Incentive Plan (incorporated by reference to Appendix A to Registrant’s Definitive Proxy Statement filed on October 9, 2014).

10.7.2*†	Form of the Director Restricted Phantom Unit Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated November 8, 2006 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 15, 2006).

10.7.3*†	Form of the Key Employee Restricted Phantom Unit Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated November 8, 2006 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on November 15, 2006).

10.7.4*†	Form of the Unit Appreciation Rights Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated as of November 27, 2006 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on December 1, 2006).

10.7.5*†	Director Restricted Phantom Unit Agreement by and between StoneMor GP LLC and Robert Hellman dated June 23, 2009 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on June 23, 2009).

10.7.6*†	Form of the Unit Appreciation Rights Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated as of December 16, 2009 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on December 22, 2009).

10.7.7*†	Form of the Executive Restricted Phantom Unit Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated as of December 16, 2009 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on December 22, 2009).

10.7.8*†	Director Unit Appreciation Rights Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2.8 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.7.9*†	Form of the Unit Appreciation Rights Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated as of April 2, 2012 (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.7.10*†	Executive Restricted Phantom Unit Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated as of November 7, 2012 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 13, 2012).

10.7.11*†	Unit Appreciation Rights Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated as of October 22, 2013 (incorporated by reference to Exhibit 10.7.11 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.7.12*†	Form of Director Restricted Phantom Unit Agreement under the StoneMor Partners L.P. 2014 Long-Term Incentive Plan, dated as of November 11, 2014 (incorporated by reference to Exhibit 10.7.12 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.7.13†	Key Employee Unit Agreement under the StoneMor Partners L.P. 2014 Long-Term Incentive Plan, dated as of December 31, 2015 by and between StoneMor GP LLC and Lawrence Miller.

10.7.14†	Key Employee Unit Agreement under the StoneMor Partners L.P. 2014 Long-Term Incentive Plan, dated as of December 31, 2015 by and between StoneMor GP LLC and Sean P. McGrath.

10.7.15†	Key Employee Unit Agreement under the StoneMor Partners L.P. 2014 Long-Term Incentive Plan, dated as of December 31, 2015 by and between StoneMor GP LLC and Daivd L. Meyers.

Exhibit Number	Description

10.8.1*†	Employment Agreement by and between StoneMor GP LLC and Lawrence Miller, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.8.2*†	Addendum to Employment Agreement between StoneMor GP LLC and Lawrence Miller, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 19, 2007).

10.8.3*†	Amended and Restated Employment Agreement, executed July 22, 2013 and retroactive to January 1, 2013, by and between StoneMor GP, LLC and Lawrence Miller (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on July 26, 2013).

10.9.1*†	Employment Agreement by and between StoneMor GP LLC and William R. Shane, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.5 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.9.2*†	Addendum to Employment Agreement between StoneMor GP LLC and William R. Shane, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on November 19, 2007).

10.9.3*†	Employment Agreement, effective April 1, 2012, by and between StoneMor GP LLC and William Shane (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on April 2, 2012).

10.10.1*†	Letter Agreement by and between David Meyers and StoneMor GP LLC (incorporated by reference to Exhibit 10.13.1 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.10.2*†	Confidentiality and Non-Compete Agreement by and between David Meyers and StoneMor GP LLC (incorporated by reference to Exhibit 10.13.2 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.10.3*†	Payback Agreement by and between David Meyers and StoneMor GP LLC (incorporated by reference to Exhibit 10.13.3 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.11.1*†	Form of Indemnification Agreement by and between StoneMor GP LLC and Lawrence Miller, Robert B. Hellman, Jr., Fenton R. Talbott, Martin R. Lautman, William Shane, Allen R. Freedman, effective September 20, 2004 (incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.11.2*†	Form of Indemnification Agreement by and between StoneMor GP LLC and Howard Carver and Peter Grunebaum, effective February 16, 2007 (incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.11.3*†	Form of Indemnification Agreement by and between StoneMor GP LLC and Leo J. Pound and Jonathan Contos, dated February 26, 2015 (incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.12*†	General Release of Claims between Timothy K. Yost and StoneMor GP LLC, the general partner of StoneMor Partners L.P., dated May 18, 2015 (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.13.1*†	Letter Agreement by and between Sean P. McGrath and StoneMor GP LLC (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

Exhibit Number	Description

10.13.2*†	Confidentiality and Non-Compete Agreement by and between Sean P. McGrath and StoneMor GP LLC (incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

10.14*	Settlement Agreement by and among StoneMor Indiana LLC, StoneMor Operating LLC, StoneMor Partners L.P., Chapel Hill Associates, Inc., Chapel Hill Funeral Home, Inc., Covington Memorial Funeral Home, Inc., Covington Memorial Gardens, Inc., Forest Lawn Memorial Chapel Inc., Forest Lawn Memory Gardens Inc., Fred W. Meyer, Jr. by James R. Meyer as Special Administrator to the Estate of Fred W. Meyer, Jr., James R. Meyer, Thomas E. Meyer, Nancy Cade, and F.T.J. Meyer Associates, LLC dated June 21, 2010 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on June 25, 2010).

10.15.1*	Omnibus Agreement by and among McCown De Leeuw & Co. IV, L.P., McCown De Leeuw & Co. IV Associates, L.P., MDC Management Company IV, LLC, Delta Fund LLC, Cornerstone Family Services LLC, CFSI LLC, StoneMor Partners L.P., StoneMor GP LLC, StoneMor Operating LLC, dated as of September 20, 2004 (incorporated by reference to Exhibit 10.4 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.15.2*	Amendment No. 1 to Omnibus Agreement entered into on, and effective as of, January 24, 2011 by and among MDC IV Trust U/T/A November 30, 2010, MDC IV Associates Trust U/T/A November 30, 2010, Delta Trust U/T/A November 30, 2010 (successors respectively to McCown De Leeuw & Co. IV, L.P., a California limited partnership, McCown De Leeuw IV Associates, L.P., a California limited partnership, Delta Fund LLC, a California limited liability company, and MDC Management Company IV, LLC, a California limited liability company), Cornerstone Family Services LLC, a Delaware limited liability company, CFSI LLC, a Delaware limited liability company, StoneMor Partners L.P., a Delaware limited partnership, StoneMor GP LLC, a Delaware limited liability company, for itself and on behalf of the Partnership in its capacity as general partner of the Partnership, and StoneMor Operating LLC, a Delaware limited liability company (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on January 28, 2011).

10.16*	Contribution, Conveyance and Assumption Agreement by and among StoneMor Partners L.P., StoneMor GP LLC, CFSI LLC, StoneMor Operating LLC, dated as of September 20, 2004 (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.17.1*	Lease Agreement, dated as of September 26, 2013, by and among StoneMor Operating, LLC, StoneMor Pennsylvania LLC and StoneMor Pennsylvania Subsidiary LLC, the Archdiocese of Philadelphia, and StoneMor Partners L.P., solely in its capacity as guarantor (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on October 2, 2013).

10.17.2*	Amendment No. 1 to Lease Agreement, dated as of March 20, 2014, by and among StoneMor Operating, LLC, StoneMor Pennsylvania LLC and StoneMor Pennsylvania Subsidiary LLC, the Archdiocese of Philadelphia, and StoneMor Partners L.P., solely in its capacity as guarantor (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on March 26, 2014).

10.17.3*	Amendment No. 2 to Lease Agreement, dated as of May 28, 2014, by and among StoneMor Operating, LLC, StoneMor Pennsylvania LLC, StoneMor Pennsylvania Subsidiary LLC, the Archdiocese of Philadelphia, and StoneMor Partners L.P. (incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

Exhibit Number	Description

10.18.1*	Asset Sale Agreement dated April 2, 2014, by and among StoneMor Operating LLC, StoneMor Florida LLC, StoneMor Florida Subsidiary LLC, StoneMor North Carolina LLC, StoneMor North Carolina Subsidiary LLC, StoneMor North Carolina Funeral Services, Inc., Loewen [Virginia] LLC, Loewen [Virginia] Subsidiary, Inc., Rose Lawn Cemeteries LLC, Rose Lawn Cemeteries Subsidiary, Incorporated, StoneMor Pennsylvania LLC, StoneMor Pennsylvania Subsidiary LLC, CMS West Subsidiary LLC, S.E. Funeral Homes of Florida, LLC, S.E. Cemeteries of Florida, LLC, S.E. Combined Services of Florida, LLC, S.E. Cemeteries of North Carolina, Inc., S.E. Funeral Homes of North Carolina, Inc., Montlawn Memorial Park, Inc., S.E. Cemeteries of Virginia, LLC, SCI Virginia Funeral Services, Inc., George Washington Memorial Park, Inc., Sunset Memorial Park Company and S.E. Mid- Atlantic Inc. (incorporated by reference to Exhibit 2.1 of Registrant’s Current Report on Form 8-K filed on April 8, 2014).

10.18.2*	Asset Sale Agreement dated April 2, 2014, by and among StoneMor Operating LLC, StoneMor North Carolina LLC, StoneMor North Carolina Subsidiary LLC, Laurel Hill Memorial Park LLC, Laurel Hill Memorial Park Subsidiary, Inc., StoneMor Pennsylvania LLC, StoneMor Pennsylvania Subsidiary LLC, S.E. Cemeteries of North Carolina, Inc., Clinch Valley Memorial Cemetery, Inc., and S.E. Acquisition of Pennsylvania, Inc. (incorporated by reference to Exhibit 2.2 of Registrant’s Current Report on Form 8-K filed on April 8, 2014).

10.19*	Common Unit Purchase Agreement, dated as of May 19, 2014, by and between StoneMor Partners L.P. and American Cemeteries Infrastructure Investors, LLC (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 23, 2014).

21.1	Subsidiaries of Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer President and Chairman of the Board of Directors.

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of Sean P. McGrath, Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith).

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Sean P. McGrath, Chief Financial Officer (furnished herewith).

99.1*	Second Amended and Restated Limited Liability Company Agreement of StoneMor GP LLC, dated as of May 21, 2014, entered into by StoneMor GP Holdings, LLC (incorporated by reference to Exhibit 99.1 of Registrant’s Current Report on Form 8-K filed on May 23, 2014).

99.2	Amendment No. 1, dated as of November 17, 2015, to the Second Amended and Restated Limited Liability Company Agreement of StoneMor GP LLC, dated as of May 21, 2014, entered into by StoneMor GP Holdings, LLC.

101	Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014; (ii) Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013; (iii) Consolidated Statement of Partners’ Capital; (iv) Consolidated Statement of Cash Flows for the years ended December 31, 2015, 2014 and 2013; and (v) Notes to the Consolidated Financial Statements. Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of StoneMor Partners L.P.

*	Incorporated by reference, as indicated
†	Management contract, compensatory plan or arrangement