Form 10-Q
period 2016-03-31
STONEMOR PARTNERS LP
filed 2016-05-09
CIK 1286131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to             .

Commission File Number: 001-32270

STONEMOR PARTNERS L.P.

(Exact name of registrant as specified in its charter)

Delaware	80-0103159
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3600 Horizon Boulevard Trevose, Pennsylvania	19053
(Address of principal executive offices)	(Zip Code)

(215) 826-2800

(Registrant’s telephone number, including area code)

311 Veterans Highway, Suite B, Levittown, PA 19056

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

The number of the registrant’s outstanding common units at May 1, 2016 was 35,077,494.

Index – Form 10-Q

Part I – Financial Information

ITEM 1.	FINANCIAL STATEMENTS

STONEMOR PARTNERS L.P.

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$13,486	$15,153
Accounts receivable, net of allowance	69,718	68,415
Prepaid expenses	3,955	5,367
Other current assets	22,602	18,863

Total current assets	109,761	107,798
Long-term accounts receivable, net of allowance	95,091	95,167
Cemetery property	342,244	342,639
Property and equipment, net of accumulated depreciation	104,507	104,330
Merchandise trusts, restricted, at fair value	480,008	464,676
Perpetual care trusts, restricted, at fair value	310,207	307,804
Deferred selling and obtaining costs	114,921	111,542
Deferred tax assets	40	40
Goodwill	69,851	69,851
Intangible assets	66,654	67,209
Other assets	15,204	15,069

Total assets	$1,708,488	$1,686,125

Liabilities and Partners’ Capital
Current liabilities:
Accounts payable and accrued liabilities	$35,212	$31,875
Accrued interest	5,023	1,503
Current portion, long-term debt	1,459	2,440

Total current liabilities	41,694	35,818
Long-term debt, net of deferred financing costs	318,136	316,399
Deferred revenues, net	659,730	637,536
Deferred tax liabilities	17,850	17,833
Merchandise liability	171,967	173,097
Perpetual care trust corpus	310,207	307,804
Other long-term liabilities	15,271	13,960

Total liabilities	1,534,855	1,502,447

Commitments and contingencies
Partners’ Capital
General partner interest	(11,495)	(10,038)
Common limited partners’ interests	185,128	193,716

Total partners’ capital	173,633	183,678

Total liabilities and partners’ capital	$1,708,488	$1,686,125

See Accompanying Notes to the Unaudited Consolidated Financial Statements.

STONEMOR PARTNERS L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

(unaudited)

	Three months ended March 31,
	2016	2015
Revenues:
Cemetery:
Merchandise	$30,975	$26,937
Services	12,832	13,910
Investment and other	14,452	11,310
Funeral home:
Merchandise	7,456	7,075
Services	8,867	8,185

Total revenues	74,582	67,417

Costs and Expenses:
Cost of goods sold	8,557	7,083
Cemetery expense	15,856	16,265
Selling expense	14,576	13,910
General and administrative expense	9,204	9,329
Corporate overhead	10,311	9,083
Depreciation and amortization	3,065	2,952
Funeral home expenses:
Merchandise	2,149	2,376
Services	6,451	5,593
Other	5,140	4,181

Total cost and expenses	75,309	70,772

Operating loss	(727)	(3,355)
Other gains (losses), net	(882)	—
Interest expense	(5,790)	(5,463)

Loss before income taxes	(7,399)	(8,818)
Income tax benefit (expense)	(260)	(65)

Net loss	$(7,659)	$(8,883)

General partner’s interest	$(93)	$(120)
Limited partners’ interest	$(7,566)	$(8,763)
Net loss per limited partner unit (basic and diluted)	$(0.23)	$(0.30)
Weighted average number of limited partners’ units outstanding (basic and diluted)	32,539	29,230

See Accompanying Notes to the Unaudited Consolidated Financial Statements.

STONEMOR PARTNERS L.P.

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(dollars in thousands)

(unaudited)

	Partners’ Capital
	Outstanding Common Units	Common Limited Partners	General Partner	Total
December 31, 2015	32,108,782	$193,716	$(10,038)	$183,678
Issuance of common units	727,474	20,083	—	20,083
Common unit awards under incentive plans	9,293	407	—	407
Net loss	—	(7,566)	(93)	(7,659)
Cash distributions	—	(20,023)	(1,364)	(21,387)
Unit distributions paid in kind	55,737	(1,489)	—	(1,489)

March 31, 2016	32,901,286	$185,128	$(11,495)	$173,633

See Accompanying Notes to the Unaudited Consolidated Financial Statements.

STONEMOR PARTNERS L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2016	2015
Cash Flows From Operating Activities:
Net loss	$(7,659)	$(8,883)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cost of lots sold	2,006	2,048
Depreciation and amortization	3,065	2,952
Non-cash compensation expense	407	272
Non-cash interest expense	757	734
Other gains (losses), net	882	—
Changes in assets and liabilities:
Accounts receivable, net of allowance	(1,227)	(4,477)
Merchandise trust fund	(11,613)	(10,231)
Other assets	(2,649)	1,161
Deferred selling and obtaining costs	(3,379)	(5,109)
Deferred revenue	18,475	24,842
Deferred taxes (net)	17	(135)
Payables and other liabilities	6,152	2,679

Net cash provided by operating activities	5,234	5,853

Cash Flows From Investing Activities:
Cash paid for capital expenditures	(4,560)	(2,815)
Proceeds from asset sales	138	—

Net cash used in investing activities	(4,422)	(2,815)

Cash Flows From Financing Activities:
Cash distributions	(21,387)	(17,948)
Proceeds from borrowings	10,500	20,335
Repayments of debt	(10,355)	(9,395)
Proceeds from issuance of common units	18,763	—
Cost of financing activities	—	(34)

Net cash used in financing activities	(2,479)	(7,042)

Net decrease in cash and cash equivalents	(1,667)	(4,004)
Cash and cash equivalents—Beginning of period	15,153	10,401

Cash and cash equivalents—End of period	$13,486	$6,397

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,513	$1,176
Cash paid during the period for income taxes	$376	$66
Non-cash investing and financing activities:
Acquisition of assets by financing	$56	$137

See Accompanying Notes to the Unaudited Consolidated Financial Statements.

STONEMOR PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

1. GENERAL

Nature of Operations

StoneMor Partners L.P. (the “Partnership”) is a provider of funeral and cemetery products and services in the death care industry in the United States. As of March 31, 2016, the Partnership operated 307 cemeteries in 27 states and Puerto Rico, of which 276 are owned and 31 are operated under lease, management or operating agreements. The Partnership also owned and operated 104 funeral homes in 19 states and Puerto Rico.

Basis of Presentation

The accompanying consolidated financial statements, which are unaudited except for the balance sheet at December 31, 2015, which is derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States (“GAAP”) for interim reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the Partnership’s financial position, results of operations and cash flows for the periods disclosed have been made. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015. Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year presentation. The results of operations for the three months ended March 31, 2016 may not necessarily be indicative of the results of operations for the full year ending December 31, 2016.

The Partnership has revised its presentation of Goodwill and Intangible assets, now presenting each separately on the unaudited consolidated balance sheet. The comparative balance sheet was adjusted to conform to this revised presentation.

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of each of the Partnership’s wholly-owned subsidiaries. These statements also include the accounts of the merchandise and perpetual care trusts in which the Partnership has a variable interest and is the primary beneficiary. The Partnership operates 31 cemeteries under long-term lease, operating or management contracts. The operations of 16 of these managed cemeteries have been consolidated.

The Partnership operates 15 cemeteries under long-term leases and other agreements that do not qualify as acquisitions for accounting purposes. As a result, the Partnership did not consolidate all of the existing assets and liabilities related to these cemeteries. The Partnership has consolidated the existing assets and liabilities of the merchandise and perpetual care trusts associated with these cemeteries as variable interest entities since the Partnership controls and receives the benefits and absorbs any losses from operating these trusts. Under the long-term leases, and other agreements associated with these properties, which are subject to certain termination provisions, the Partnership is the exclusive operator of these cemeteries and earns revenues related to sales of merchandise, services, and interment rights, and incurs expenses related to such sales, including the maintenance and upkeep of these cemeteries. Upon termination of these contracts, the Partnership will retain all of the benefits and related contractual obligations incurred from sales generated during the contract period. The Partnership has also recognized the existing merchandise liabilities that it assumed as part of these agreements.

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

During the third quarter of 2015, Update No. 2015-14, “Revenue from Contracts with Customers (Topic 606)” was released, deferring the effective date of the amendments to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted, only as of an annual reporting period beginning after December 15, 2016. During the first quarter of 2016, Update No. 2016-08, “Revenue from Contracts with Customers (Topic 606)” was released, which clarifies the implementation guidance on principal versus agent considerations. During the second quarter of 2016, Update No. 2016-10, “Revenue from Contracts with Customers (Topic 606)” was released, which clarifies the implementation guidance on identifying performance obligations. The Partnership will adopt the requirements of these updates upon the effective date of January 1, 2018, and is evaluating the potential impact of the adoption on its financial position, results of operations or related disclosures.

In the first quarter of 2016, the FASB issued Update No. 2016-01, “Financial Instruments (Subtopic 825-10)” (“ASU 2016-01”). The core principle of ASU 2016-01 is that equity investments should be measured at fair value with changes in the fair value recognized through net income. The amendment is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is not permitted for the key aspects of the amendment. The Partnership will adopt the requirements of ASU 2016-01 upon its effective date of January 1, 2018, and is evaluating the potential impact of the adoption on its financial position, results of operations and related disclosures.

In the first quarter of 2016, the FASB issued Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The core principle of ASU 2016-02 is that all leases create an asset and a liability for lessees and recognition of those lease assets and lease liabilities represents an improvement over previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases. The amendment is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. The Partnership plans to adopt the requirements of ASU 2016-02 upon its effective date of January 1, 2019, and is evaluating the potential impact of the adoption on its financial position, results of operations and related disclosures.

Use of Estimates

The preparation of the Partnership’s unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the unaudited consolidated financial statements, as well as the reported amounts of revenue and expense during the reporting periods. The Partnership’s unaudited consolidated financial statements are based on a number of significant estimates, including revenue and expense accruals, depreciation and amortization, merchandise trusts and perpetual care trusts asset valuation, allowance for cancellations, unit-based compensation, merchandise liability, deferred sales revenue, deferred margin, deferred merchandise trust investment earnings, deferred obtaining costs, assets and liabilities obtained via business combinations and income taxes. As a result, actual results could differ from those estimates.

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

The following is a reconciliation of net income (loss) allocated to the common limited partners for purposes of calculating net income (loss) attributable to common limited partners per unit (in thousands, except unit data):

	Three months ended March 31,
	2016	2015
Net loss	$(7,659)	$(8,883)
Less: General partner’s interest	(93)	(120)

Net loss attributable to common limited partners	$(7,566)	$(8,763)

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

The following table sets forth the reconciliation of the Partnership’s weighted average number of common limited partner units used to compute basic net income (loss) attributable to common limited partners per unit with those used to compute diluted net income (loss) attributable to common limited partners per unit (in thousands):

	Three months ended March 31,
	2016	2015
Weighted average number of common limited partner units—basic	32,539	29,230
Add effect of dilutive incentive awards (1)	—	—

Weighted average number of common limited partner units—diluted	32,539	29,230

(1)	The diluted weighted average number of limited partners’ units outstanding presented on the consolidated statement of operations does not include 292,670 units and 185,194 units for the three months ended March 31, 2016 and March 31, 2015, respectively, as their effects would be anti-dilutive.

2. ACQUISITIONS

2015 Acquisitions

During the year ended December 31, 2015, the Partnership acquired the following properties and related assets, net of certain assumed liabilities:

•	One funeral home for cash consideration of $0.9 million on July 21, 2015;

•	Three funeral homes and one cemetery for cash consideration of $5.7 million on August 6, 2015;

•	Two cemeteries for cash consideration of $1.5 million on August 20, 2015;

•	One funeral home for cash consideration of $5.0 million on August 31, 2015, and an additional $1.0 million paid in five annual installments beginning on the 1st anniversary of the closing date; and

•	One cemetery and two funeral homes for cash consideration of $5.7 million on December 1, 2015.

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

The following data presents pro forma revenues, net income (loss) and basic and diluted net income (loss) per unit for the Partnership as if the acquisitions consummated during the year ended December 31, 2015 had occurred as of January 1, 2015. The Partnership prepared these pro forma unaudited financial results for comparative purposes only; they may not be indicative of the results that would have occurred if the acquisitions consummated during the year ended December 31, 2015 had occurred as of January 1, 2015 or the results that will be attained in future periods (in thousands, except per unit data):

	Three months ended March 31,
	2016	2015
Revenue	$74,582	$69,217
Net loss	(7,659)	(8,774)
Net loss per limited partner unit (basic and diluted)	$(.23)	$(.30)

The properties acquired in 2015 have contributed $2.3 million of revenue and $0.4 million of operating profit for the three months ended March 31, 2016.

3. ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

Accounts receivable, net of allowance, consists of the following at the dates indicated (in thousands):

	March 31, 2016	December 31, 2015
Customer receivables	$209,974	$207,645
Unearned finance income	(20,144)	(20,078)
Allowance for contract cancellations	(25,021)	(23,985)

Accounts receivable, net of allowance	164,809	163,582
Less: current portion, net of allowance	69,718	68,415

Long-term portion, net of allowance	$95,091	$95,167

Activity in the allowance for contract cancellations is as follows (in thousands):

	Three months ended March 31,
	2016	2015
Balance, beginning of period	$23,985	$22,138
Provision for cancellations	6,073	6,072
Charge-offs, net	(5,037)	(4,995)

Balance, end of period	$25,021	$23,215

4. CEMETERY PROPERTY

Cemetery property consists of the following at the dates indicated (in thousands):

	March 31, 2016	December 31, 2015
Developed land	$83,357	$83,834
Undeveloped land	169,867	169,482
Mausoleum crypts and lawn crypts	77,403	77,526
Other land	11,617	11,797

Cemetery property	$342,244	$342,639

5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at the dates indicated (in thousands):

	March 31, 2016	December 31, 2015
Building and improvements	$120,328	$117,034
Furniture and equipment	52,973	54,346

Property and equipment, gross	173,301	171,380
Less: accumulated depreciation	(68,794)	(67,050)

Property and equipment, net of accumulated depreciation	$104,507	$104,330

Depreciation expense was $2.5 million and $2.4 million for the three months ended March 31, 2016 and 2015, respectively.

6. MERCHANDISE TRUSTS

At March 31, 2016 and December 31, 2015, the Partnership’s merchandise trusts consisted of investments in debt and equity marketable securities and cash equivalents, both directly as well as through mutual and investment funds. Certain assets acquired in connection with the Partnership’s 2015 acquisitions (see Note 2) are based upon preliminary estimated values assigned to the assets by the Partnership at the date of acquisition, and will be adjusted when additional information is received.

All of these investments are classified as Available for Sale and accordingly, all of the assets are carried at fair value. All of these investments are considered either Level 1 or Level 2 assets pursuant to the three-level hierarchy (see Note 14). There were no Level 3 assets.

The merchandise trusts are variable interest entities (VIE) for which the Partnership is the primary beneficiary. The assets held in the merchandise trusts are required to be used to purchase the merchandise and provide the services to which they relate. If the value of these assets falls below the cost of purchasing such merchandise and providing such services, the Partnership may be required to fund this shortfall.

The Partnership included $8.2 million of investments held in trust by the West Virginia Funeral Directors Association at March 31, 2016 and December 31, 2015 in its merchandise trust assets. As required by law, the Partnership deposits a portion of certain funeral merchandise sales in West Virginia into a trust that is held by the West Virginia Funeral Directors Association. These trusts are recognized at their account value, which approximates fair value.

A reconciliation of the Partnership’s merchandise trust activities for the three months ended March 31, 2016 is presented below (in thousands):

	Three months ended March 31,
	2016	2015
Balance, beginning of period	$464,676	$484,820
Contributions	13,305	16,540
Distributions	(7,797)	(11,537)
Interest and dividends	5,773	3,874
Capital gain distributions	219	—
Realized gains and losses	1,270	5,702
Taxes	(37)	(15)
Fees	(383)	(737)
Unrealized change in fair value	2,982	(10,640)

Balance, end of period	$480,008	$488,007

During the three months ended March 31, 2016, purchases and sales of securities available for sale included in trust investments were approximately $6.4 million and $12.6 million, respectively.

The cost and market value associated with the assets held in the merchandise trusts as of March 31, 2016 and December 31, 2015 were as follows (in thousands):

			Gross	Gross
	Fair Value		Unrealized	Unrealized	Fair
March 31, 2016	Hierarchy Level	Cost	Gains	Losses	Value
Short-term investments	1	$54,308	$—	$—	$54,308
Fixed maturities:
U.S. governmental securities	2	97	8	(1)	104
Corporate debt securities	2	9,963	35	(758)	9,240
Other debt securities	2	7,150	22	—	7,172

Total fixed maturities		17,210	65	(759)	16,516

Mutual funds—debt securities	1	235,915	2,339	(8,818)	229,436
Mutual funds—equity securities	1	139,336	1,650	(12,062)	128,924
Equity securities	1	41,571	1,087	(4,852)	37,806
Other invested assets	2	2,063	2	(355)	1,710

Total managed investments		$490,403	$5,143	$(26,846)	$468,700

Assets acquired via acquisition		3,075	—	—	3,075
West Virginia Trust Receivable		8,233	—	—	8,233

Total		$501,711	$5,143	$(26,846)	$480,008

	Fair Value		Gross Unrealized	Gross Unrealized	Fair
December 31, 2015	Hierarchy Level	Cost	Gains	Losses	Value
Short-term investments	1	$35,150	$—	$—	$35,150
Fixed maturities:
U.S. governmental securities	2	98	6	(3)	101
Corporate debt securities	2	11,922	8	(546)	11,384
Other debt securities	2	7,150	11	(7)	7,154

Total fixed maturities		19,170	25	(556)	18,639

Mutual funds—debt securities	1	232,096	86	(10,713)	221,469
Mutual funds—equity securities	1	139,341	69	(12,249)	127,161
Equity securities	1	49,563	1,127	(2,474)	48,216
Other invested assets	2	1,681	—	—	1,681

Total managed investments		$477,001	$1,307	$(25,992)	$452,316

Assets acquired via acquisition		4,185	—	—	4,185
West Virginia Trust Receivable		8,175	—	—	8,175

Total		$489,361	$1,307	$(25,992)	$464,676

The contractual maturities of debt securities as of March 31, 2016 were as follows below:

	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
U.S. governmental securities	$10	$12	$82	$—
Corporate debt securities	—	7,008	2,232	—
Other debt securities	3,680	3,492	—	—

Total fixed maturities	$3,690	$10,512	$2,314	$—

Temporary Declines in Fair Value

The Partnership evaluates declines in fair value below cost for each asset held in the merchandise trusts on a quarterly basis.

An aging of unrealized losses on the Partnership’s investments in debt and equity securities within the merchandise trusts as of March 31, 2016 and December 31, 2015 is presented below (in thousands):

	Less than 12 months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2016	Value	Losses	Value	Losses	Value	Losses
Fixed maturities:
U.S. governmental securities	$7	$—	$26	$1	$33	$1
Corporate debt securities	6,671	587	1,525	171	8,196	758

Total fixed maturities	6,678	587	1,551	172	8,229	759

Mutual funds—debt securities	116,564	5,634	39,450	3,184	156,014	8,818
Mutual funds—equity securities	79,319	10,473	6,721	1,589	86,040	12,062
Equity securities	27,142	4,328	1,722	524	28,864	4,852
Other invested assets	—	—	22	355	22	355

Total	$229,703	$21,022	$49,466	$5,824	$279,169	$26,846

	Less than 12 months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2015	Value	Losses	Value	Losses	Value	Losses
Fixed maturities:
U.S. governmental securities	$—	$—	$33	$3	$33	$3
Corporate debt securities	7,247	411	1,513	135	8,760	546
Other debt securities	2,883	7	—	—	2,883	7

Total fixed maturities	10,130	418	1,546	138	11,676	556

Mutual funds—debt securities	121,777	6,938	36,682	3,775	158,459	10,713
Mutual funds—equity securities	58,467	10,994	5,465	1,255	63,932	12,249
Equity securities	21,480	2,275	649	199	22,129	2,474

Total	$211,854	$20,625	$44,342	$5,367	$256,196	$25,992

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

Other-Than-Temporary Impairment of Trust Assets

The Partnership assesses its merchandise trust assets for other-than-temporary declines in fair value on a quarterly basis. During the three months ended March 31, 2016, the Partnership determined that there were no other than temporary impairments to the investment portfolio in the merchandise trusts. During the three months ended March 31, 2015, the Partnership determined that there were two securities with an aggregate cost basis of approximately $0.6 million and an aggregate fair value of approximately $0.4 million, resulting in an impairment of $0.2 million, wherein such impairment was considered to be other-than-temporary. Accordingly, the Partnership adjusted the cost basis of these assets to their current value and offset this change against deferred revenue. This reduction in deferred revenue will be reflected in earnings in future periods as the underlying merchandise is delivered or the underlying service is performed.

7. PERPETUAL CARE TRUSTS

At March 31, 2016 and December 31, 2015, the Partnership’s perpetual care trusts consisted of investments in debt and equity marketable securities and cash equivalents, both directly as well as through mutual and investment funds. Certain assets acquired in connection with the Partnership’s 2015 acquisitions (see Note 2) are based upon preliminary estimated values assigned to the assets by the Partnership at the date of acquisition, and will be adjusted when additional information is received.

All of these investments are classified as Available for Sale and accordingly, all of the assets are carried at fair value. All of these investments are considered either Level 1 or Level 2 assets pursuant to the three-level hierarchy (see Note 14). There were no Level 3 assets. The perpetual care trusts are VIEs for which the Partnership is the primary beneficiary.

A reconciliation of the Partnership’s perpetual care trust activities for the years ended March 31, 2016 is presented below (in thousands):

	Three months ended March 31,
	2016	2015
Balance, beginning of period	$307,804	$345,105
Contributions	2,474	6,478
Distributions	(3,723)	(2,793)
Interest and dividends	4,149	3,649
Capital gain distributions	81	—
Realized gains and losses	74	15,699
Taxes	(97)	(134)
Fees	(287)	(534)
Unrealized change in fair value	(268)	(22,287)

Balance, end of period	$310,207	$345,183

During the three months ended March 31, 2016, purchases and sales of securities available for sale included in trust investments were approximately $5.5 million and $0.3 million, respectively.

The cost and market value associated with the assets held in the perpetual care trusts as of March 31, 2016 and December 31, 2015 were as follows (in thousands):

			Gross	Gross
	Fair Value		Unrealized	Unrealized	Fair
March 31, 2016	Hierarchy Level	Cost	Gains	Losses	Value
Short-term investments	1	$34,322	$—	$—	$34,322
Fixed maturities:
U.S. governmental securities	2	190	16	(1)	205
Corporate debt securities	2	22,635	134	(1,311)	21,458

Total fixed maturities		22,825	150	(1,312)	21,663

Mutual funds—debt securities	1	190,212	1,804	(6,713)	185,303
Mutual funds—equity securities	1	68,471	1,457	(4,338)	65,590
Equity securities	1	2,185	577	(8)	2,754
Other invested assets	2	10	4	—	14

Total managed investments		$318,025	$3,992	$(12,371)	$309,646

Assets acquired via acquisition		561	—	—	561

Total		$318,586	$3,992	$(12,371)	$310,207

December 31, 2015	Fair Value Hierarchy Level	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments	1	$36,618	$—	$—	$36,618
Fixed maturities:
U.S. governmental securities	2	126	14	—	140
Corporate debt securities	2	22,837	57	(845)	22,049
Other debt securities	2	36	—	(1)	35

Total fixed maturities		22,999	71	(846)	22,224

Mutual funds—debt securities	1	184,866	35	(7,180)	177,721
Mutual funds—equity securities	1	68,079	1,054	(1,713)	67,420
Equity securities	1	2,319	636	(7)	2,948
Other invested assets	2	473	1	(162)	312

Total managed investments		$315,354	$1,797	$(9,908)	$307,243

Assets acquired via acquisition		561	—	—	561

Total		$315,915	$1,797	$(9,908)	$307,804

The contractual maturities of debt securities as of March 31, 2016 were as follows below:

	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
U.S. governmental securities	$112	$—	$39	$54
Corporate debt securities	148	16,914	4,396	—

Total fixed maturities	$260	$16,914	$4,435	$54

Temporary Declines in Fair Value

The Partnership evaluates declines in fair value below cost of each individual asset held in the perpetual care trusts on a quarterly basis.

An aging of unrealized losses on the Partnership’s investments in debt and equity securities within the perpetual care trusts as of March 31, 2016 and December 31, 2015 is presented below (in thousands):

	Less than 12 months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2016	Value	Losses	Value	Losses	Value	Losses
Fixed maturities:
U.S. governmental securities	$—	$—	$26	$1	$26	$1
Corporate debt securities	13,119	956	3,288	355	16,407	1,311

Total fixed maturities	13,119	956	3,314	356	16,433	1,312

Mutual funds—debt securities	77,522	4,128	52,063	2,585	129,585	6,713
Mutual funds—equity securities	41,149	3,751	3,478	587	44,627	4,338
Equity securities	492	8	—	—	492	8
Other invested assets	—	—	—	—	—	—

Total	$132,282	$8,843	$58,855	$3,528	$191,137	$12,371

	Less than 12 months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2015	Value	Losses	Value	Losses	Value	Losses
Fixed maturities:
U.S. governmental securities	$—	$—	$112	$—	$112	$—
Corporate debt securities	12,482	535	4,505	310	16,987	845
Other debt securities	35	1	—	—	35	1

Total fixed maturities	12,517	536	4,617	310	17,134	846

Mutual funds—debt securities	81,215	4,263	50,774	2,917	131,989	7,180
Mutual funds—equity securities	16,514	1,363	4,308	350	20,822	1,713
Equity securities	488	6	1,137	1	1,625	7
Other invested assets	—	—	315	162	315	162

Total	$110,734	$6,168	$61,151	$3,740	$171,885	$9,908

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

Other-Than-Temporary Impairment of Trust Assets

The Partnership assesses its perpetual care trust assets for other-than-temporary declines in fair value on a quarterly basis. During the three months ended March 31, 2016 and 2015, the Partnership determined that there were no other than temporary impairments to the investment portfolio in the perpetual care trusts.

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Partnership has recorded goodwill of approximately $69.9 million as of March 31, 2016 and December 31, 2015. This amount represents the excess of the purchase price over the fair value of identifiable net assets acquired.

The Partnership tests goodwill for impairment at each year end by comparing its reporting units’ estimated fair values to carrying values. There were no goodwill impairments recognized by the Partnership during the periods presented. Management will continue to evaluate goodwill at least annually or when impairment indicators arise.

Intangible Assets

The Partnership has intangible assets with finite lives recognized in connection with acquisitions and long-term lease, management and operating agreements. The Partnership amortizes these intangible assets over their estimated useful lives.

The following table reflects the components of intangible assets as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016			December 31, 2015
	Gross Carrying	Accumulated	Net Intangible	Gross Carrying	Accumulated	Net Intangible
	Amount	Amortization	Asset	Amount	Amortization	Asset
Lease and management agreements	$59,758	$(1,826)	$57,932	$59,758	$(1,577)	$58,181
Underlying contract value	6,239	(1,053)	5,186	6,239	(1,014)	5,225
Non-compete agreements	5,486	(3,197)	2,289	5,656	(3,112)	2,544
Other intangible assets	1,439	(192)	1,247	1,439	(180)	1,259

Total intangible assets	$72,922	$(6,268)	$66,654	$73,092	$(5,883)	$67,209

Amortization expense for intangible assets was $0.6 million for both the three months ended March 31, 2016 and 2015. The following is estimated amortization expense related to intangible assets with finite lives for the periods noted below (in thousands):

2016 (remainder)	$1,625
2017	$1,956
2018	$1,708
2019	$1,440
2020	$1,266

9. LONG-TERM DEBT

Total debt consists of the following at the dates indicated (in thousands):

	March 31, 2016	December 31, 2015
Credit Facility:
Working Capital Draws	$106,500	$105,000
Acquisition Draws	44,500	44,500
7.875% Senior Notes, due June 2021	172,292	172,186
Notes payable—acquisition debt	642	687
Notes payable—acquisition non-competes	1,356	1,629
Insurance and vehicle financing	1,386	2,336
Less deferred financing costs, net of accumulated amortization	(7,081)	(7,499)

Total debt	319,595	318,839
Less current maturities	(1,459)	(2,440)

Total long-term debt	$318,136	$316,399

Credit Facility

The Partnership is a party to the Fourth Amended and Restated Credit Agreement, as amended (the “Credit Agreement”) which provides for a single revolving credit facility of $180.0 million (the “Credit Facility”) maturing on December 19, 2019. Additionally the Credit Agreement provides for an uncommitted ability to increase the Credit

Facility by an additional $70.0 million. The Partnership’s obligations under the Credit Facility are secured by substantially all of the assets of the Partnership, excluding those held in trust. Borrowings under the Credit Facility are classified as either acquisition draws or working capital draws. Acquisition draws may be utilized to finance permitted acquisitions, the purchase and construction of mausoleums and related costs or the net amount of merchandise trust deposits. Working capital draws may be utilized to finance working capital requirements, capital expenditures and for other general corporate purposes. The amount of the Credit Facility that is available for working capital draws is subject to a borrowing formula equal to 85% of eligible accounts receivable, as defined within the Credit Agreement. At March 31, 2016, the amount available under the Credit Facility for working capital advances under this limit was $140.1 million, of which $106.5 million was outstanding at March 31, 2016.

Each individual acquisition draw is subject to equal quarterly amortization of the principal amount, with annual principal payments comprised of ten percent of the related advance amount, commencing on the second anniversary of such advance, with the remaining principal due on December 19, 2019, subject to certain mandatory prepayment requirements. Up to $10.0 million of the Credit Facility may be in the form of standby letters of credit, of which there were none outstanding at March 31, 2016 and December 31, 2015.

Borrowings under the Credit Facility bear interest, at the Partnership’s election, at either an adjusted LIBOR rate plus an applicable margin between 2.25% and 4.00% per annum or the base rate (which is the higher of the bank’s prime rate, the Federal funds rate plus 0.5% or one-month LIBOR plus 1.00%) plus an applicable margin between 1.25% and 3.00% per annum. The Partnership is also required to pay a fee on the unused portion of the Credit Facility at a rate between 0.375% and 0.8% per annum, which is included within interest expense on the Partnership’s consolidated statements of operations. On March 31, 2016, the weighted average interest rate on outstanding borrowings under the Credit Facility was 3.9%.

The Credit Agreement contains customary covenants that limit the Partnership’s ability to incur additional indebtedness, grant liens, make loans or investments, make cash distributions if a default exists or would result from the distribution, merger or consolidation with other persons, or engage in certain asset dispositions including the sale of all or substantially all of its assets. The Partnership was in compliance with these covenants as of March 31, 2016. The Credit Agreement also requires the Partnership to maintain:

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

On March 31, 2016, the Partnership’s Consolidated Leverage Ratio and the Consolidated Debt Service Coverage Ratio were 3.30 and 4.53, respectively.

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

The Senior Notes are jointly and severally guaranteed by certain of our subsidiaries. The Indenture governing the Senior Notes contains covenants, including limitations of the Partnership’s ability to incur additional indebtedness and liens, make certain dividends, distributions, redemptions or investments, enter into certain transactions with affiliates, make certain asset sales, and engage in certain mergers, consolidations or sales of all or substantially all of the Partnership’s assets. As of March 31, 2016, the Partnership was in compliance with these covenants.

10. INCOME TAXES

The Partnership is not subject to U.S. federal and most state income taxes. The partners of the Partnership are liable for income tax in regard to their distributive share of the Partnership’s taxable income. Such taxable income may vary substantially from net income reported in the accompanying unaudited consolidated financial statements. Certain corporate subsidiaries are subject to federal and state income tax. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and tax carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Partnership records a valuation allowance against its deferred tax assets if it deems that it is more likely than not that some portion or all of the recorded deferred tax assets will not be realizable in future periods.

As of March 31, 2016, the Partnership had available approximately less than $0.1 million of alternative minimum tax credit carryforwards, which are available indefinitely, and $261.8 million of federal net operating loss carryforwards, which will begin to expire in 2017 and $321.8 million in state net operating loss carryforwards, a portion of which expires annually.

In assessing the realizability of deferred tax assets, management considers whether its more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. As of March 31, 2016, based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Partnership will realize the benefits of these deductible differences. The amount of deferred tax assets considered realizable could be reduced in the future if estimates of future taxable income during the carryforward period are reduced.

In accordance with applicable accounting standards, the Partnership recognizes only the impact of income tax positions that, based upon their merits, are more likely than not to be sustained upon audit by a taxing authority. To evaluate its current tax positions in order to identify any material uncertain tax positions, the Partnership developed a policy of identifying and evaluating uncertain tax positions that considers support for each tax position, industry standards, tax return disclosures and schedules and the significance of each position. It is the Partnership’s policy to recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense. At March 31, 2016 and December 31, 2015, the Partnership had no material uncertain tax positions.

The Partnership is not currently under examination by any federal or state jurisdictions. The federal statute of limitations and certain state statutes of limitations are open from 2012 forward.

11. DEFERRED REVENUES, NET

The Partnership defers revenues and all direct costs associated with the sale of pre-need cemetery merchandise and services until the merchandise is delivered or the services are performed. The Partnership recognizes deferred merchandise and service revenues as deferred revenues, net, within long-term liabilities on its consolidated balance sheet. The Partnership recognizes deferred direct costs associated with pre-need cemetery merchandise and service revenues as deferred selling and obtaining costs within long-term assets on its consolidated balance sheet. The Partnership also defers the costs to obtain new pre-need cemetery and new prearranged funeral business as well as the investment earnings on the prearranged services and merchandise trusts.

At March 31, 2016 and December 31, 2015, deferred revenues, net, consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Deferred revenue	$548,515	$531,905
Deferred merchandise trust revenue	85,664	80,294
Deferred merchandise trust unrealized gains (losses)	(21,703)	(24,685)
Deferred pre-acquisition margin	141,584	142,672
Deferred cost of goods sold	(94,330)	(92,650)

Deferred revenues, net	$659,730	$637,536

Deferred selling and obtaining costs	$114,921	$111,542

12. LONG-TERM INCENTIVE PLANS

2014 Long-Term Incentive Plan

During the year ended December 31, 2014, the General Partner’s Board of Directors (the “Board”) and the Partnership’s unitholders approved a 2014 Long-Term Incentive Plan (“2014 LTIP”). The compensation committee of the Board (the “Compensation Committee”) administers the 2014 LTIP. The 2014 LTIP permits the grant of awards, which may be in the form of phantom units, restricted units, unit appreciation rights (“UAR”), or unit options, including performance factors for each, covering an aggregate of 1,500,000 common units, a number that the Board may increase by up to 100,000 common units per year. At March 31, 2016, the estimated number of common units to be issued upon vesting and exercise of outstanding rights under this plan was 105,167, including management’s estimated amounts for awards with performance factors. A cumulative number of 14,455 common units have been issued, leaving 1,380,378 common units available for future grants under the plan, assuming no increases by the Board.

Phantom Unit Awards

Phantom units represent rights to receive a common unit or an amount of cash, or a combination of either, based upon the value of a common unit. Phantom units become payable, in cash or common units, at the Partnership’s election, upon the separation of directors and executives from service or upon the occurrence of certain other events specified in the underlying agreements. Phantom units are subject to terms and conditions determined by the Compensation Committee, which may include vesting restrictions. In tandem with phantom unit grants, the compensation committee may grant distribution equivalent rights (“DERs”), which are the right to receive an amount in cash or common units equal to the cash distributions made by the Partnership with respect to common unit during the period that the underlying phantom unit is outstanding. All phantom units outstanding under the 2014 LTIP at March 31, 2016 contain tandem DERs.

The following table sets forth the 2014 LTIP phantom unit award activity for the three months ended March 31, 2016 and 2015, respectively:

	Three months ended March 31,
	2016	2015
Outstanding, beginning of period	102,661	2,189
Granted (1)	2,506	2,052

Outstanding, end of period (2)	105,167	4,241

(1)	The weighted-average grant date fair value for the unit awards on the date of grant was $25.88 and $28.69 for three months ended March 31, 2016 and 2015, respectively. The intrinsic value of unit awards vested during both the three months ended March 31, 2016 and 2015 was $0.1 million.
(2)	Based on the closing price of the common units on March 31, 2016, the estimated intrinsic value of the outstanding unit awards was $2.6 million at March 31, 2016.

2004 Long-Term Incentive Plan

The Compensation Committee administers the Partnership’s 2004 Long-Term Incentive Plan (“2004 LTIP”). The 2004 LTIP permitted the grant of awards, which may be in the form of phantom units, restricted units, or unit appreciation rights (“UAR”). At March 31, 2016, the estimated number of common units to be issued upon vesting and exercise of outstanding rights under this plan was 189,155, based upon the closing price of our common units at March 31, 2016. A cumulative number of 626,188 common units have been issued under the 2004 LTIP. There were no awards available for grant under the 2004 LTIP at March 31, 2016 because the plan expired in 2014.

Phantom Unit Awards

Phantom units were credited to participants’ mandatory deferred compensation accounts in connection with DERs accruing on phantom units received under the 2004 LTIP. These DERs continue to accrue until the underlying securities are issued. The following table sets forth the 2004 LTIP activity related to DERs credited as phantom units to the participant’s accounts for the three months ended March 31, 2016 and 2015 respectively:

	Three months ended March 31,
	2016	2015
Outstanding, beginning of period	184,457	169,122
Granted (1)	4,491	3,671

Outstanding, end of period (2)	188,948	172,793

(1)	The weighted-average fair value for the phantom units credited was $26.25 and $28.02 for the three months ended March 31, 2016 and 2015 respectively. The intrinsic value of phantom unit awards vested during both the three months ended March 31, 2016 and 2015 was $0.1 million.
(2)	Based on the closing price of the common units on March 31, 2016, the estimated intrinsic value of the outstanding unit awards was $4.6 million at March 31, 2016.

Total compensation expense for phantom units credited under both the 2004 and 2014 plans was approximately $0.2 million and $0.3 million for the three months ended March 31, 2016 and 2015, respectively.

Unit Appreciation Rights Awards

UAR awards represent a right to receive an amount equal to the closing price of the Partnership’s common units on the date preceding the exercise date less the exercise price of the UARs, to the extent the closing price of the Partnership’s common units on the date preceding the exercise date is in excess of the exercise price. This amount is then divided by the closing pricing of the Partnership’s common units on the date preceding the exercise date to determine the number of common units to be issued to the participant. UAR awards granted through March 31, 2016 have a five-year contractual term beginning on the grant date and vest ratably over a period of 48 months beginning on the grant date. Of the UAR awards outstanding at March 31, 2016, 18,563 awards will vest within the following twelve months. The following table sets forth the UAR award activity for the three months ended March 31, 2016 and 2015 respectively:

	Three months ended March 31,
	2016	2015
Outstanding, beginning of period	66,793	123,000
Exercised	—	(10,654)

Outstanding, end of period (1)	66,793	112,346

Exercisable, end of period	39,062	53,969

(1)	Based on the closing price of the common units on March 31, 2016 the estimated intrinsic value of the outstanding UARs was less than $0.1 million. The weighted average remaining contractual life for outstanding UAR awards at March 31, 2016 was 2.3 years.

At March 31, 2016, the Partnership had approximately $0.1 million of unrecognized compensation expense related to unvested UAR awards that will be recognized through the year ended December 31, 2018. The Partnership recognized total compensation expense for UAR awards of less than $0.1 million for both the three months ended March 31, 2016 and 2015. The Partnership issued 1,148 common units due to exercised UAR awards for the three months ended March 31, 2015. There were no UAR exercises during the three months ended March 31, 2016.

13. COMMITMENTS AND CONTINGENCIES

Legal

The Partnership is party to legal proceedings in the ordinary course of its business but does not expect the outcome of any proceedings, individually or in the aggregate, to have a material effect on its financial position or results of operations.

Other

During the first quarter of 2016, the Partnership moved its corporate headquarters to Trevose, Pennsylvania. Due to the relocation, a cease-use expense of $0.5 million was recorded during the period below “Operating income” on the unaudited consolidated statement of operations. This charge represents the net recognition of the discounted liability for future rent payments due under the lease on the previous headquarters, net of estimated sublease collections and deferred rent and lease incentives pertaining to the previous corporate office location.

In connection with the Partnership’s 2014 lease and management agreements with the Archdiocese of Philadelphia, it has committed to pay aggregate fixed rent of $36.0 million in the following amounts:

Lease Years 1-5	None
Lease Years 6-20	$1,000,000 per Lease Year
Lease Years 21-25	$1,200,000 per Lease Year
Lease Years 26-35	$1,500,000 per Lease Year
Lease Years 36-60	None

The fixed rent for lease years 6 through 11 shall be deferred. If the Archdiocese terminates the agreements pursuant to a lease year 11 termination or the Partnership terminates the agreements as a result of a default by the Archdiocese, prior to the end of lease year 11, the deferred fixed rent shall be retained by the Partnership. If the agreements are not terminated, the deferred fixed rent shall become due and payable 30 days after the end of lease year 11.

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

The Partnership’s other financial instruments as of March 31, 2016 and December 31, 2015 consist of its Senior Notes and outstanding borrowings under its revolving credit facility (see Note 9). The estimated fair values of the Partnership’s Senior Notes as of March 31, 2016 and December 31, 2015 were $177.2 million and $179.9 million, respectively, based on trades made on those dates, compared with the carrying amounts of $172.3 million and $172.2 million, respectively. As of March 31, 2016 and December 31, 2015, the carrying values of outstanding borrowings under the Partnership’s revolving credit facility (see Note 9), which bears interest at variable interest rates with maturities of 90 days or less, approximated their estimated fair values. The Senior Notes are valued using Level 2 inputs.

15. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Partnership’s Senior Notes are guaranteed by StoneMor Operating LLC and its wholly-owned subsidiaries, other than the co-issuer, as described below. The guarantees are full, unconditional, joint and several. The Partnership, or the “Parent”, and its wholly-owned subsidiary Cornerstone Family Services of West Virginia Subsidiary Inc., are the co-issuers of the Senior Notes. The Partnership’s unaudited consolidated financial statements as of and for the three months ended March 31, 2016 and 2015 include the accounts of cemeteries operated under long-term lease, operating or management agreements. For the purposes of this note, these entities are deemed non-guarantor subsidiaries as they are not wholly-owned by the Partnership. The Partnership’s unaudited consolidated financial statements also contain merchandise and perpetual care trusts that are also deemed non-guarantor subsidiaries for the purposes of this note.

The following unaudited supplemental condensed consolidating financial information reflects the Partnership’s standalone accounts, the combined accounts of the subsidiary co-issuer, the combined accounts of the guarantor subsidiaries, the combined accounts of the non-guarantor subsidiaries, the consolidating adjustments and eliminations and the Partnership’s consolidated accounts as of and for the three months ended March 31, 2016 and 2015. For the purpose of the following financial information, the Partnership’s investments in its subsidiaries and the guarantor subsidiaries’ investments in their respective subsidiaries are presented in accordance with the equity method of accounting (in thousands):

CONDENSED CONSOLIDATING BALANCE SHEETS
		Subsidiary	Guarantor	Non-Guarantor
March 31, 2016	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$9,935	$3,551	$—	$13,486
Other current assets	—	4,946	76,935	14,394	—	96,275

Total current assets	—	4,946	86,870	17,945	—	109,761
Long-term accounts receivable	—	2,836	80,696	11,559	—	95,091
Cemetery property and equipment	—	1,030	414,565	31,156	—	446,751
Merchandise trusts	—	—	—	480,008	—	480,008
Perpetual care trusts	—	—	—	310,207	—	310,207
Deferred selling and obtaining costs	—	5,967	93,893	15,061	—	114,921
Goodwill and intangible assets	—	—	77,917	58,588	—	136,505
Other assets	—	—	13,062	2,182	—	15,244
Investments in and amounts due from affiliates eliminated upon consolidation	241,565	149,926	441,455	—	(832,946)	—

Total assets	$241,565	$164,705	$1,208,458	$926,706	$(832,946)	$1,708,488

Liabilities and Equity
Current liabilities	$—	$24	$40,974	$696	$—	$41,694
Long-term debt, net of deferred financing costs	67,932	104,360	145,844	—	—	318,136
Deferred revenues, net	—	27,897	557,831	74,002	—	659,730
Merchandise liability	—	5,420	155,195	11,352	—	171,967
Perpetual care trust corpus	—	—	—	310,207	—	310,207
Other long-term liabilities	—	—	23,436	9,685	—	33,121
Due to affiliates	—	—	174,315	457,994	(632,309)	—

Total liabilities	67,932	137,701	1,097,595	863,936	(632,309)	1,534,855

Partners’ capital	173,633	27,004	110,863	62,770	(200,637)	173,633

Total liabilities and partners’ capital	$241,565	$164,705	$1,208,458	$926,706	$(832,946)	$1,708,488

		Subsidiary	Guarantor	Non-Guarantor
December 31, 2015	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$11,869	$3,284	$—	$15,153
Other current assets	—	4,797	75,337	12,511	—	92,645

Total current assets	—	4,797	87,206	15,795	—	107,798
Long-term accounts receivable	—	2,888	80,969	11,310	—	95,167
Cemetery property and equipment	—	1,084	414,785	31,100	—	446,969
Merchandise trusts	—	—	—	464,676	—	464,676
Perpetual care trusts	—	—	—	307,804	—	307,804
Deferred selling and obtaining costs	—	5,967	91,275	14,300	—	111,542
Goodwill and intangible assets	—	—	78,223	58,837	—	137,060
Other assets	—	—	12,913	2,196	—	15,109
Investments in and amounts due from affiliates eliminated upon consolidation	251,678	162,011	428,704	—	(842,393)	—

Total assets	$251,678	$176,747	$1,194,075	$906,018	$(842,393)	$1,686,125

Liabilities and Equity
Current liabilities	$—	$12	$34,969	$837	$—	$35,818
Long-term debt, net of deferred financing costs	68,000	104,200	144,199	—	—	316,399
Deferred revenues, net	—	27,528	539,878	70,130	—	637,536
Merchandise liability	—	5,599	156,838	10,660	—	173,097
Perpetual care trust corpus	—	—	—	307,804	—	307,804
Other long-term liabilities	—	—	22,299	9,494	—	31,793
Due to affiliates	—	—	173,575	445,732	(619,307)	—

Total liabilities	68,000	137,339	1,071,758	844,657	(619,307)	1,502,447

Partners’ capital	183,678	39,408	122,317	61,361	(223,086)	183,678

Total liabilities and partners’ capital	$251,678	$176,747	$1,194,075	$906,018	$(842,393)	$1,686,125

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
		Subsidiary	Guarantor	Non-Guarantor
Three months ended March 31, 2016	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$1,198	$62,077	$13,671	$(2,364)	$74,582
Total cost and expenses	—	(2,551)	(63,504)	(11,618)	2,364	(75,309)
Other income (loss)	—	—	(882)	—	—	(882)
Net loss from equity investment in subsidiaries	(6,301)	(6,798)	—	—	13,099	—
Interest expense	(1,358)	(2,087)	(2,154)	(191)	—	(5,790)

Net income (loss) before income taxes	(7,659)	(10,238)	(4,463)	1,862	13,099	(7,399)

Income tax benefit (expense)	—	—	(260)	—	—	(260)

Net income (loss)	$(7,659)	$(10,238)	$(4,723)	$1,862	$13,099	$(7,659)

		Subsidiary	Guarantor	Non-Guarantor
Three months ended March 31, 2015	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$1,273	$58,403	$10,662	$(2,921)	$67,417
Total cost and expenses	—	(2,425)	(60,043)	(11,225)	2,921	(70,772)
Net loss from equity investment in subsidiaries	(7,525)	(6,604)	—	—	14,129	—
Interest expense	(1,358)	(2,087)	(1,841)	(177)	—	(5,463)

Net income (loss) before income taxes	(8,883)	(9,843)	(3,481)	(740)	14,129	(8,818)

Income tax benefit (expense)	—	—	(65)	—	—	(65)

Net income (loss)	$(8,883)	$(9,843)	$(3,546)	$(740)	$14,129	$(8,883)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
		Subsidiary	Guarantor	Non-Guarantor
Three months ended March 31, 2016	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$2,624	$5	$7,764	$910	$(6,069)	$5,234
Cash Flows From Investing Activities:
Cash paid for acquisitions and capital expenditures	—	(5)	(3,774)	(643)	—	(4,422)

Net cash used in investing activities	—	(5)	(3,774)	(643)	—	(4,422)

Cash Flows From Financing Activities:
Cash distributions	(21,387)	—	—	—	—	(21,387)
Payments to affiliates	—	—	(6,069)	—	6,069	—
Net borrowings and repayments of debt	—	—	145	—	—	145
Proceeds from issuance of common units	18,763	—	—	—	—	18,763

Net cash provided by (used in) financing activities	(2,624)	—	(5,924)	—	6,069	(2,479)

Net increase (decrease) in cash and cash equivalents	—	—	(1,934)	267	—	(1,667)
Cash and cash equivalents—Beginning of period	—	—	11,869	3,284	—	15,153

Cash and cash equivalents—End of period	$—	$—	$9,935	$3,551	$—	$13,486

		Subsidiary	Guarantor	Non-Guarantor
Three months ended March 31, 2015	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$17,948	$104	$8,699	$495	$(21,393)	$5,853
Cash Flows From Investing Activities:
Cash paid for acquisitions and capital expenditures	—	(104)	(2,158)	(553)	—	(2,815)

Net cash used in investing activities	—	(104)	(2,158)	(553)	—	(2,815)

Cash Flows From Financing Activities:
Cash distributions	(17,948)	—	—	—	—	(17,948)
Payments to affiliates	—	—	(21,393)	—	21,393	—
Net borrowings and repayments of debt	—	—	10,940	—	—	10,940
Other financing activities	—	—	(34)	—	—	(34)

Net cash provided by (used in) financing activities	(17,948)	—	(10,487)	—	21,393	(7,042)

Net increase (decrease) in cash and cash equivalents	—	—	(3,946)	(58)	—	(4,004)
Cash and cash equivalents—Beginning of period	—	—	7,059	3,342	—	10,401

Cash and cash equivalents—End of period	$—	$—	$3,113	$3,284	$—	$6,397

16. ISSUANCES OF LIMITED PARTNER UNITS

On November 19, 2015, the Partnership entered into an equity distribution agreement (“ATM Equity Program”) with a group of banks (the “Agents”) whereby it may sell, from time to time, common units representing limited partner interests having an aggregate offering price of up to $100,000,000. During the three months ended March 31, 2016, the Partnership issued 727,474 common units under the ATM Equity Program for net proceeds of $18.8 million.

Pursuant to a Common Unit Purchase Agreement, dated May 19, 2014, by and between the Partnership and American Cemeteries Infrastructure Investors, LLC, a Delaware limited liability company (“ACII”), the Partnership issued 55,737 PIK Units to ACII in lieu of cash distributions of $1.5 million, during the three months ended March 31, 2016.

17. SEGMENT INFORMATION

The Partnership’s operations include two reportable operating segments, Cemetery Operations and Funeral Homes. These operating segments reflect the way the Partnership manages its operations and makes business decisions as of March 31, 2016 and represent a change from the comparable period presented. Prior period information was revised to the current year presentation. Operating segment data for the periods indicated were as follows (in thousands):

	Three months ended March 31,
	2016	2015
Cemetery Operations:
Revenues	$58,259	$52,157
Operating costs and expenses	(48,193)	(46,587)
Depreciation and amortization	(1,970)	(1,906)

Segment income	$8,096	$3,664

Funeral Homes:
Revenues	$16,323	$15,260
Operating costs and expenses	(13,740)	(12,150)
Depreciation and amortization	(877)	(799)

Segment income	$1,706	$2,311

Reconciliation of segment income to net loss:
Cemeteries	$8,096	$3,664
Funeral homes	1,706	2,311

Total segment income	9,802	5,975

Corporate overhead	(10,311)	(9,083)
Corporate depreciation and amortization	(218)	(247)
Other gains (losses), net	(882)	—
Interest expense	(5,790)	(5,463)
Income tax benefit (expense)	(260)	(65)

Net loss	$(7,659)	$(8,883)

Capital expenditures:
Cemeteries	$1,941	$2,566
Funeral homes	451	175
Corporate	2,168	74

Total capital expenditures	$4,560	$2,815

	March 31, 2016	December 31, 2015
Balance sheet information:
Assets:
Cemetery Operations	$1,492,486	$1,473,694
Funeral Homes	194,456	190,443
Corporate	21,546	21,988

Total assets	$1,708,488	$1,686,125

Goodwill:
Cemetery Operations	$25,320	$25,320
Funeral Homes	44,531	44,531

Total goodwill	$69,851	$69,851

18. SUBSEQUENT EVENTS

On April 20, 2016, the Partnership completed a follow-on public offering of 2,000,000 common units at a public offering price of $23.65 per unit. Net proceeds of the offering, after deducting underwriting discounts and offering expenses, were approximately $44.7 million. Additionally, the underwriters exercised their option to purchase an additional 300,000 common units, resulting in net proceeds of $6.8 million, after deducting discounts and offering expenses. The proceeds from the issuances were used to pay down outstanding indebtedness under the Credit Facility.

On April 26, 2016, the Partnership announced a quarterly cash distribution of $0.66 per common unit pertaining to the results for the first quarter of 2016. The distribution is scheduled to be paid May 13, 2016 to common unit holders of record as of the close of business on May 6, 2016.

Subsequent to March 31, 2016, the Partnership issued 176,208 common units under the ATM Equity Program for net proceeds of approximately $4.2 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Form 10-Q, including, but not limited to, information regarding our operating activities, the plans and objectives of our management, and assumptions regarding our future performance and plans are forward-looking statements. When used in this Form 10-Q, the words “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the results stated or implied in this Form 10-Q.

Our major risk is related to uncertainties associated with the cash flow from pre-need and at-need sales, trusts and financings, which may impact StoneMor’s ability to meet its financial projections, its ability to service its debt and pay distributions, and its ability to increase its distributions. Our additional risks and uncertainties include, but are not limited to, the following: uncertainties associated with future revenue and revenue growth; uncertainties associated with the integration or anticipated benefits of recent acquisitions or any future acquisitions; our ability to complete and fund additional acquisitions; the effect of economic downturns; the impact of our significant leverage on our operating plans; the decline in the fair value of certain equity and debt securities held in trusts; our ability to attract, train and retain an adequate number of sales people; uncertainties associated with the volume and timing of pre-need sales of cemetery services and products; increased use of cremation; changes in the death rate; changes in the political or regulatory environments, including potential changes in tax accounting and trusting policies; our ability to successfully implement a strategic plan relating to achieving operating improvements, strong cash flows and further deleveraging; our ability to successfully compete in the cemetery and funeral home industry; litigation or legal proceedings that could expose us to significant liabilities and damage our reputation; the effects of cyber security attacks due to our significant reliance on information technology; uncertainties relating to the financial condition of third-party insurance companies that fund our pre-need funeral contracts; and various other uncertainties associated with the death care industry and our operations in particular.

Our risks and uncertainties are more particularly described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015. Readers are cautioned not to place undue reliance on forward looking statements included in this Form 10-Q, which speak only as of the date hereof. Except as required by applicable laws, we undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

BUSINESS OVERVIEW

We are a publicly-traded Delaware master-limited partnership (“MLP”) and provider of funeral and cemetery products and services in the death care industry in the United States. As of March 31, 2016, we operated 307 cemeteries in 27 states and Puerto Rico, of which 276 are owned and 31 are operated under lease, management or operating agreements. We also owned and operated 104 funeral homes in 19 states and Puerto Rico.

FINANCIAL PRESENTATION

Our consolidated balance sheets at March 31, 2016 and December 31, 2015, and the consolidated statements of operations for the three months ended March 31, 2016 and 2015 include our accounts and our wholly-owned subsidiaries. Accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the amounts reported in the consolidated balance sheets and related consolidated statements of operations. Actual balances and results could be different from those estimates. All intercompany transactions and balances have been eliminated in the consolidation of the financial statements.

SUBSEQUENT EVENTS

On April 20, 2016, we completed a follow-on public offering of 2,000,000 common units at a public offering price of $23.65 per unit. Net proceeds of the offering, after deducting underwriting discounts and offering expenses, were approximately $44.7 million. Additionally, the underwriters exercised their option to purchase an additional 300,000 common units, resulting in net proceeds of $6.8 million, after deducting discounts and offering expenses. The proceeds from the issuances were used to pay down outstanding indebtedness under the Credit Facility.

On April 26, 2016, we announced a quarterly cash distribution of $0.66 per common unit pertaining to the results for the first quarter of 2016. The distribution is scheduled to be paid May 13, 2016 to common unit holders of record as of the close of business on May 6, 2016.

Subsequent to March 31, 2016, we issued 176,208 common units under an equity distribution agreement (“ATM Equity Program”) for net proceeds of approximately $4.2 million.

REVENUE RECOGNITION

Cemetery Operations

Our cemetery revenues are principally derived from sales of interment rights, merchandise and services. These sales occur both at the time of death, which we refer to as at-need, and prior to the time of death, which we refer to as pre-need. Pre-need sales are typically sold on an installment plan. At-need cemetery sales and pre-need merchandise and services sales are recognized as revenue when the merchandise is delivered or the service is performed. For pre-need sales of interment rights, we recognize the associated revenue when we have collected 10% of the sales price from the customer. We consider our cemetery merchandise delivered to our customer when it is either installed or ready to be installed and delivered to a third-party storage facility until it is needed, with ownership transferred to the customer at that time. Pre-need sales that have not yet been recognized as revenue are recognized as deferred revenues, net, a liability on our consolidated balance sheet. Direct costs associated with pre-need sales that are recognized as deferred revenues, such as sales commissions and cost of goods sold, are recognized as deferred selling and obtaining costs, an asset on our consolidated balance sheet, until the merchandise is delivered or the services are performed.

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

Trust Investment Income

Sales of cemetery and funeral home merchandise and services are subject to state law. Under these laws, which vary by state, a portion of the cash proceeds received from the sale of interment rights and pre-need sales of cemetery and funeral home merchandise and services are required to be deposited into trusts. For sales of interment rights, a portion of the cash proceeds received are required to be deposited into a perpetual care trust. While the principal balance of the perpetual care trust must remain in the trust in perpetuity, we recognize investment income on such assets as revenue, excluding realized gains and losses from the sale of trust assets. For sales of cemetery and funeral home merchandise and services, a portion of the cash proceeds received are required to be deposited into a merchandise trust until the merchandise is delivered or the services are performed, at which time the funds deposited, along with the associated investment income, may be withdrawn. Investment income from assets held in the merchandise trust is recognized as revenues when withdrawn. Amounts deposited into trusts are invested by third-party investment managers who are selected by the Trust Committee of the board of directors of our general partner. These investment managers are required to invest our trust funds in accordance with applicable state law and internal investment guidelines adopted by the Trust Committee. Our investment managers are monitored by investment advisors selected by the Trust Committee who advise the committee on the determination of asset allocations, evaluate the investment managers and provide detailed monthly reports on the performance of each merchandise and perpetual care trust.

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

RESULTS OF OPERATIONS

Cemetery Operations

Overview

We are currently the second largest owner and operator of cemeteries in the United States. As of March 31, 2016, we operated 307 cemeteries in 27 states and Puerto Rico. We own 276 of these cemeteries and we manage or operate the remaining 31 under lease, operating or management agreements. Revenues from cemetery operations accounted for approximately 78.1% of our total revenues during the three months ended March 31, 2016.

Operating Results

The following table presents operating results for our cemetery operations for the respective reporting periods (in thousands):

	Three months ended March 31,
	2016	2015
Merchandise	$30,975	$26,937
Services	12,832	13,910
Interest income	2,229	2,200
Investment and other	12,223	9,110

Total revenue	58,259	52,157

Cost of goods sold	8,557	7,083
Cemetery expense	15,856	16,265
Selling expense	14,576	13,910
General and administrative expense	9,204	9,329

Total cost and expenses	48,193	46,587

Operating income	$10,066	$5,570

Cemetery merchandise revenues were $31.0 million for the three months ended March 31, 2016, an increase of $4.1 million from $26.9 million for the three months ended March 31, 2015. The increase is principally due to a $3.5 million increase in recognized sales of markers and mausoleums. Cemetery services revenues were $12.8 million for the three months ended March 31, 2016, a decrease of $1.1 million from $13.9 million for the three months ended March 31, 2015. This decrease was primarily due to a reduction in opening and closing service revenues. Investment and other income was $12.2 million for the three months ended March 31, 2016, an increase of $3.1 million from $9.1 million for the three months ended March 31, 2015. This increase was primarily due to a $1.1 million increase in trust income due to higher invested capital amounts and increased income withdrawals from our merchandise trusts and a $1.6 million increase in large land sales. Interest income remained consistent at $2.2 million for both the three months ended March 31, 2016 and 2015.

Cost of goods sold was $8.6 million for the three months ended March 31, 2016, an increase of $1.5 million from $7.1 million for the three months ended March 31, 2015. This increase consisted principally of a $0.2 million increase in perpetual care costs and a $1.3 million increase in merchandise costs, due to an increase in burial right values, and changes in the value and mix of products.

Cemetery expenses were $15.9 million for the three months ended March 31, 2016, a decrease of $0.4 million from $16.3 million for the three months ended March 31, 2015. This decrease was principally due to a $0.7 million decrease in personnel costs, partially offset by a $0.2 million increase in repairs and maintenance expenses.

Selling expenses were $14.6 million for the three months ended March 31, 2016, an increase of $0.7 million from $13.9 million for the three months ended March 31, 2015. This increase was primarily due to a $0.6 million increase in personnel costs.

General and administrative expenses were $9.2 million for the three months ended March 31, 2016, relatively consistent with $9.3 million for the three months ended March 31, 2015.

Funeral Home Operations

Overview

As of three months ended March 31, 2016, we owned and operated 104 funeral homes. These properties are located in 19 states and Puerto Rico. Revenues from funeral home operations accounted for approximately 21.9% of our total revenues during three months ended March 31, 2016.

Operating Results

The following table presents operating results for our funeral home operations for the respective reporting periods (in thousands):

	Three months ended March 31,
	2016	2015
Merchandise	$7,456	$7,075
Services	8,867	8,185

Total revenue	16,323	15,260

Merchandise	2,149	2,376
Service	6,451	5,593
Other	5,140	4,181

Total expenses	13,740	12,150

Operating income	$2,583	$3,110

Funeral home merchandise revenues were $7.5 million for the three months ended March 31, 2016, an increase of $0.4 million from $7.1 million for the three months ended March 31, 2015. Funeral home service revenues were $8.9 million for the three months ended March 31, 2016, a $0.7 million increase from $8.2 million for the three months ended March 31, 2015. Both increases were principally due to increases in casket and service revenues, respectively, compared to the prior period.

Funeral home expenses were $13.7 million for the three months ended March 31, 2016, an increase of $1.5 million from $12.2 million for the three months ended March 31, 2015. This increase principally consists of a $0.9 million increase in personnel costs, a $0.3 million increase in costs associated with insurance-related sales, and a $0.2 million increase in facility costs.

Corporate Overhead

Corporate overhead was $10.3 million for the three months ended March 31, 2016, an increase of $1.2 million from $9.1 million for the three months ended March 31, 2015. This increase was principally due to an increase in acquisition-related costs. These costs may vary from period to period depending on the amount of acquisition activity that takes place.

Depreciation and Amortization

Depreciation and amortization expense was consistent with the prior period, with $3.1 million for the three months ended March 31, 2016, an increase of $0.1 million from $3.0 million for the three months ended March 31, 2015.

Other Gains and Losses

For the three months ended March 31, 2016, other gains and losses included a cease-use expense of $0.5 million that was recorded due to the relocation of corporate headquarters to Trevose, Pennsylvania. We also sold a funeral home building and related real property for a net loss of $0.4 million.

Interest Expense

Interest expense was $5.8 million for the three months ended March 31, 2016, an increase of $0.3 million from $5.5 million for the three months ended March 31, 2015. This increase was principally due to an increase in interest expense on amounts outstanding under the credit facility, which had higher average amounts outstanding during the current period than the comparable period.

Income Tax Benefit (Expense)

Income tax expense was $0.3 million for the three months ended March 31, 2016, an increase of $0.2 million from $0.1 million for the three months ended March 31, 2015. Our effective tax rate differs from our statutory tax rate primarily because our legal entity structure includes different tax filing entities, including a significant number of partnerships that are not subject to paying tax.

Supplemental Data

The following table presents supplemental operating data for the periods presented (in thousands):

	Three months ended March 31,
	2016	2015
Interments performed	13,633	14,612
Interment rights sold (1)
Lots	6,606	7,050
Mausoleum crypts (including pre-construction)	470	618
Niches	352	369

Net interment rights sold (1)	7,428	8,037

Number of cemetery contracts written	26,031	27,399
Aggregate contract amount (in thousands, excluding interest)	$59,549	$61,869
Average amount per contract	$2,288	$2,258
Number of pre-need cemetery contracts written	11,376	12,083
Aggregate pre-need contract amount (in thousands, excluding interest)	$33,816	$35,893
Average amount per pre-need contract	$2,973	$2,971
Number of at-need cemetery contracts written	14,655	15,316
Aggregate at-need contract amount (in thousands, excluding interest)	$25,733	$25,976
Average amount per at-need contract	$1,756	$1,696

(1)	Net of cancellations. Sales of double-depth burial lots are counted as two sales.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary sources of liquidity are cash generated from operations, borrowings under our revolving credit facility and capital raised through the issuance of additional limited partner units. Our primary cash requirements, in addition to normal operating expenses, are for debt service, capital expenditures and cash distributions. In general, we expect to fund:

•	cash distributions and maintenance capital expenditures through available cash and cash flows from operating activities;

•	expansion capital expenditures and working capital deficits through cash generated from operations and additional borrowings; and

•	debt service obligations through additional borrowings or by the issuance of additional limited partner units or asset sales.

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

Cash Flows—Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Net cash flows provided by operating activities were $5.2 million during the three months ended March 31, 2016, a decrease of $0.7 million from $5.9 million during the three months ended March 31, 2015. The $0.7 million unfavorable movement in net cash provided by operating activities resulted from a $3.0 million unfavorable movement in working capital and a $2.3 million favorable movement in net income excluding non-cash items. The unfavorable movement in working capital was principally due to timing differences, greater net-contributions to our merchandise trusts and the satisfaction of performance obligations. The favorable movement in net income excluding non-cash items was due principally to our cemetery operations.

Net cash used in investing activities was $4.4 million during the three months ended March 31, 2016, an increase of $1.6 million from $2.8 million during the three months ended March 31, 2015. Net cash used in investing activities during the three months ended March 31, 2016 consisted of $4.5 million for capital expenditures, partially offset by proceeds from asset sales of $0.1 million. Net cash used in investing activities during the three months ended March 31, 2015 principally consisted of $2.8 million for capital expenditures.

Net cash flows used in financing activities were $2.5 million for the three months ended March 31, 2016 compared with $7.0 million for the three months ended March 31, 2015. Cash flows used in financing activities during the three months ended March 31, 2016 consisted primarily of cash distributions to unit holders of $21.4 million, partially offset by $18.8 million of net proceeds from the issuance of common units and $0.1 million of net borrowings. Cash flows used in financing activities during the three months ended March 31, 2015 consisted primarily of cash distributions to unit holders of $17.9 million, partially offset by $10.9 million of net borrowings.

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

The following table summarizes maintenance and expansion capital expenditures, excluding amounts paid for acquisitions, for the periods presented (in thousands):

	Three months ended March 31,
	2016	2015
Maintenance capital expenditures	$3,004	$1,314
Expansion capital expenditures	1,556	1,501

Total capital expenditures	$4,560	$2,815

Issuance of Common Units

During the three months ended March 31, 2016, we issued 727,474 common units under the ATM program for net proceeds of $18.8 million.

Long-Term Debt

Credit Facility

We are a party to the Fourth Amended and Restated Credit Agreement, as amended (the “Credit Agreement”), which provides for a single revolving credit facility of $180.0 million (the “Credit Facility”) maturing on December 19, 2019. Additionally, the Credit Agreement provides for an uncommitted ability to increase the Credit Facility by an additional $70.0 million. Our obligations under the Credit Facility are secured by substantially all of our assets, excluding those held in trust. Borrowings under the Credit Facility are classified as either acquisition draws or working capital draws.

Acquisition draws may be utilized to finance permitted acquisitions, the purchase and construction of mausoleums and related costs or the net amount of merchandise trust deposits. Working capital draws may be utilized to finance working capital requirements, capital expenditures and for other general corporate purposes. The amount of the Credit Facility that is available for working capital draws is subject to a borrowing formula equal to 85% of eligible accounts receivable, as defined within the Credit Agreement. At March 31, 2016, the amount available under the Credit Facility for working capital advances under this limit was $140.1 million, of which $106.5 million was outstanding at March 31, 2016.

Each individual acquisition draw is subject to equal quarterly amortization of the principal amount, with annual principal payments comprised of ten percent of the related advance amount, commencing on the second anniversary of such advance, with the remaining principal due on December 19, 2019, subject to certain mandatory prepayment requirements. Up to $10.0 million of the Credit Facility may be in the form of standby letters of credit, of which there were none outstanding at March 31, 2016 and December 31, 2015.

Borrowings under the Credit Facility bear interest, at our election, at either an adjusted LIBOR rate plus an applicable margin between 2.25% and 4.00% per annum or the base rate (which is the higher of the bank’s prime rate, the Federal funds rate plus 0.5% or one-month LIBOR plus 1.00%) plus an applicable margin between 1.25% and 3.00% per annum. We are also required to pay a fee on the unused portion of the Credit Facility at a rate between 0.375% and 0.8% per annum, which is included within interest expense on our consolidated statements of operations. At March 31, 2016, the weighted average interest rate on outstanding borrowings under the Credit Facility was 3.9%.

The Credit Agreement contains customary covenants that limit our ability to incur additional indebtedness, grant liens, make loans or investments, make cash distributions if a default exists or would result from the distribution, merger or consolidation with other persons, or engage in certain asset dispositions including the sale of all or substantially all of its assets. We were in compliance with these covenants as of March 31, 2016. The Credit Agreement also requires us to maintain:

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

The Senior Notes are jointly and severally guaranteed by certain of our material subsidiaries. The Indenture governing the Senior Notes contains covenants, including limitations of our ability to incur certain additional indebtedness and liens, make certain dividends, distributions, redemptions or investments, enter into certain transactions with affiliates, make certain asset sales, and engage in certain mergers, consolidations or sales of all or substantially all of our assets, among other items. As of March 31, 2016, we were in compliance with these covenants.

Cash Distribution Policy

Our partnership agreement requires that we distribute 100% of available cash to our common unitholders and general partner within 45 days following the end of each calendar quarter in accordance with their respective percentage interests. Available cash consists generally of all of our cash receipts, less cash disbursements. Our general partner is granted discretion under the partnership agreement to establish, maintain and adjust reserves for future operating expenses, debt service, maintenance capital expenditures and distributions for the next four quarters. These reserves are not restricted by magnitude, but only by type of future cash requirements with which they can be associated.

Available cash is distributed to the common limited partners and the general partner in accordance with their ownership interests, subject to the general partner’s incentive distribution rights if quarterly cash distributions per limited partner unit exceed specified targets. Incentive distribution rights are generally defined as all cash distributions paid to our general partner that are in excess of its general partner ownership interest. The incentive distribution rights will entitle our general partner to receive the following increasing percentage of cash distributed by us as it reaches certain target distribution levels:

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires making estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of actual revenue and expenses during the reporting period. Although we base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, actual results may differ from the estimates on which our financial statements are prepared at any given point of time. Changes in these estimates could materially affect our financial position, results of operations or cash flows. Significant items that are subject to such estimates and assumptions include revenue and expense accruals, fair value of merchandise and perpetual care trusts assets, merchandise liability balance and the allocation of purchase price to the fair value of assets acquired. A discussion of our significant accounting policies we have adopted and followed in the preparation of our consolidated financial statements was included in our Annual Report on Form 10-K for the year ended December 31, 2015, and we summarize our significant accounting policies within our consolidated financial statements included in Note 1 under “Item 1” of this Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

INTEREST-BEARING INVESTMENTS

Our fixed-income securities subject to market risk consist primarily of certain investments in our merchandise trusts and perpetual care trusts. As of March 31, 2016, the fair value of fixed-income securities in our merchandise trusts and perpetual care trusts represented 3.4% and 7.0%, respectively, of the fair value of total trust assets. The aggregate of the quoted fair value of these fixed-income securities was $16.5 million and $21.7 million in the merchandise trusts and perpetual care trusts, respectively, as of March 31, 2016. Holding all other variables constant, a hypothetical 1% change in variable interest rates on these fixed-income securities would change the fair market value of the assets in our merchandise trusts and perpetual care trusts each by approximately $0.2 million, based on discounted expected future cash flows. If these securities are held to maturity, no change in fair market value will be realized. Our money market and other short-term investments subject to market risk consist primarily of certain investments in our merchandise trusts and perpetual care trusts. As of March 31, 2016, the fair value of money market and short-term investments in our merchandise trusts and perpetual care trusts represented 11.3% and 11.1%, respectively, of the fair value of total trust assets. The aggregate of the quoted fair value of these money market and short-term investments was $54.3 million and $34.3 million in the merchandise trusts and perpetual care trusts, respectively, as of March 31, 2016. Holding all other variables constant, a hypothetical 1% change in variable interest rates on these money market and short-term investments would change the fair market value of the assets in our merchandise trusts and perpetual care trusts by approximately $0.5 million and $0.3 million respectively, based on discounted expected future cash flows.

MARKETABLE EQUITY SECURITIES

Our marketable equity securities subject to market risk consist primarily of certain investments held in our merchandise trusts and perpetual care trusts. These assets consist of investments in both individual equity securities as well as closed and open-ended mutual funds. As of March 31, 2016, the fair value of marketable equity securities in our merchandise trusts and perpetual care trusts represented 7.9% and 0.9%, respectively, of the fair value of total trust assets. The aggregate of the quoted fair market value of these marketable equity securities was $37.8 million and $2.8 million in our merchandise trusts and perpetual care trusts, respectively, as of March 31, 2016, based on final quoted sales prices. Holding all other variables constant, a hypothetical 10% change in variable interest rates of the equity securities would change the fair market value of the assets in our merchandise trusts and perpetual care trusts each by approximately $3.8 million and $0.3 million, based on discounted expected future cash flows. As of March 31, 2016, the fair value of marketable closed and open-ended mutual funds in our merchandise trusts represented 74.7% of the fair value of total trust assets, 64% of which pertained to fixed-income mutual funds. As of March 31, 2016, the fair value of closed and open-ended mutual funds in our perpetual care trusts represented 80.9% of total trust assets, 73.9% of which pertained to fixed-income mutual funds. The aggregate of the quoted fair market value of these closed and open-ended mutual funds was $358.4 million and $250.9 million, respectively, in the merchandise trusts and perpetual care trusts as of March 31, 2016, based on final quoted sales prices, of which $229.4 million and $185.3 million, respectively, pertained to fixed-income mutual funds. Holding all other variables constant, a hypothetical 10% change in the average market prices of the closed and open-ended mutual funds would change the fair market value of the assets in our merchandise trusts and perpetual care trusts each by approximately $35.8 million and $25.1 million, based on discounted expected future cash flows.

DEBT INSTRUMENTS

Our Credit Facility bears interest at a floating rate, based on LIBOR, which is adjusted quarterly. This subjects us to increases in interest expense resulting from movements in interest rates. As of March 31, 2016, we had $151.0 million of borrowings outstanding under our Credit Facility, which generally bears interest at a variable rate. Holding all other variables constant, a hypothetical 1% change in variable interest rates would change our consolidated interest expense for the three month period ending March 31, 2016 by approximately $1.5 million.

ITEM 4.	CONTROLS AND PROCEDURES

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

There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 6. Exhibits

Exhibits are listed in the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STONEMOR PARTNERS L.P.
By: StoneMor GP LLC
its general partner

May 9, 2016	/s/ Lawrence Miller
Lawrence Miller
Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

May 9, 2016	/s/ Sean P. McGrath
Sean P. McGrath
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors.

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of Sean P. McGrath, Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith).

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Sean P. McGrath, Chief Financial Officer (furnished herewith).

101	Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of March 31, 2016, and December 31, 2015; (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015; (iii) Unaudited Condensed Consolidated Statement of Partners’ Capital (Deficit); (iv) Unaudited Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2016 and 2015; and (v) Notes to the Unaudited Condensed Consolidated Financial Statements. Users of this data are advised that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of StoneMor Partners L.P.