Form 10-Q
period 2016-06-30
STONEMOR PARTNERS LP
filed 2016-08-05
CIK 1286131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

The number of the registrant’s outstanding common units at August 1, 2016 was 35,439,047.

Index – Form 10-Q

Part I – Financial Information

ITEM 1.	FINANCIAL STATEMENTS

STONEMOR PARTNERS L.P.

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$9,436	$15,153
Accounts receivable, net of allowance	74,231	68,415
Prepaid expenses	7,037	5,367
Other current assets	19,126	18,863

Total current assets	109,830	107,798
Long-term accounts receivable, net of allowance	95,121	95,167
Cemetery property	341,825	342,639
Property and equipment, net of accumulated depreciation	103,083	104,330
Merchandise trusts, restricted, at fair value	494,596	464,676
Perpetual care trusts, restricted, at fair value	321,700	307,804
Deferred selling and obtaining costs	118,410	111,542
Deferred tax assets	40	40
Goodwill	70,572	69,851
Intangible assets	66,098	67,209
Other assets	17,243	15,069

Total assets	$1,738,518	$1,686,125

Liabilities and Partners’ Capital
Current liabilities:
Accounts payable and accrued liabilities	$35,546	$31,875
Accrued interest	1,473	1,503
Current portion, long-term debt	5,373	2,440

Total current liabilities	42,392	35,818
Long-term debt, net of deferred financing costs	277,854	316,399
Deferred revenues, net	695,092	637,536
Deferred tax liabilities	17,914	17,833
Merchandise liability	169,974	173,097
Perpetual care trust corpus	321,700	307,804
Other long-term liabilities	16,168	13,960

Total liabilities	1,541,094	1,502,447

Commitments and contingencies
Partners’ Capital
General partner interest	(13,054)	(10,038)
Common limited partners’ interests	210,478	193,716

Total partners’ capital	197,424	183,678

Total liabilities and partners’ capital	$1,738,518	$1,686,125

See Accompanying Notes to the Unaudited Consolidated Financial Statements.

STONEMOR PARTNERS L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenues:
Cemetery:
Merchandise	$36,105	$36,042	$67,080	$62,979
Services	12,984	14,591	25,816	28,501
Investment and other	11,721	16,698	26,173	28,008
Funeral home:
Merchandise	6,569	6,250	14,025	13,325
Services	8,170	7,244	17,037	15,429

Total revenues	75,549	80,825	150,131	148,242

Costs and Expenses:
Cost of goods sold	9,737	9,807	18,294	16,890
Cemetery expense	17,485	19,279	33,341	35,544
Selling expense	16,391	15,769	30,967	29,679
General and administrative expense	8,993	9,192	18,197	18,521
Corporate overhead	9,737	10,429	20,048	19,512
Depreciation and amortization	3,155	2,944	6,220	5,896
Funeral home expenses:
Merchandise	1,835	2,066	3,984	4,442
Services	6,151	5,703	12,602	11,296
Other	4,746	4,380	9,886	8,561

Total cost and expenses	78,230	79,569	153,539	150,341

Operating income (loss)	(2,681)	1,256	(3,408)	(2,099)
Other gains (losses), net	(191)	—	(1,073)	—
Interest expense	(5,707)	(5,770)	(11,497)	(11,233)

Loss before income taxes	(8,579)	(4,514)	(15,978)	(13,332)
Income tax benefit (expense)	(500)	(334)	(760)	(399)

Net loss	$(9,079)	$(4,848)	$(16,738)	$(13,731)

General partner’s interest	$(103)	$(65)	$(196)	$(185)
Limited partners’ interest	$(8,976)	$(4,783)	$(16,542)	$(13,546)
Net loss per limited partner unit (basic and diluted)	$(0.26)	$(0.16)	$(0.49)	$(0.46)
Weighted average number of limited partners’ units outstanding (basic and diluted)	34,837	29,286	33,688	29,258

See Accompanying Notes to the Unaudited Consolidated Financial Statements.

STONEMOR PARTNERS L.P.

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(dollars in thousands)

(unaudited)

	Partners’ Capital
	Outstanding	Common	General
	Common Units	Limited Partners	Partner	Total
December 31, 2015	32,108,782	$193,716	$(10,038)	$183,678
Issuance of common units	3,203,682	77,345	—	77,345
Common unit awards under incentive plans	9,293	820	—	820
Net loss	—	(16,542)	(196)	(16,738)
Cash distributions	—	(41,883)	(2,820)	(44,703)
Unit distributions paid in kind	117,290	(2,978)	—	(2,978)

June 30, 2016	35,439,047	$210,478	$(13,054)	$197,424

See Accompanying Notes to the Unaudited Consolidated Financial Statements.

STONEMOR PARTNERS L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2016	2015
Cash Flows From Operating Activities:
Net loss	$(16,738)	$(13,731)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cost of lots sold	4,443	4,917
Depreciation and amortization	6,220	5,896
Non-cash compensation expense	820	547
Non-cash interest expense	1,534	1,467
Other gains (losses), net	1,073	—
Changes in assets and liabilities:
Accounts receivable, net of allowance	(5,867)	(9,469)
Merchandise trust fund	(10,517)	(23,478)
Other assets	(4,295)	(9,162)
Deferred selling and obtaining costs	(6,868)	(7,483)
Deferred revenue	37,755	45,307
Deferred taxes (net)	81	(44)
Payables and other liabilities	818	9,208

Net cash provided by operating activities	8,459	3,975

Cash Flows From Investing Activities:
Cash paid for capital expenditures	(7,504)	(7,250)
Cash paid for acquisitions	(1,500)	—
Proceeds from asset sales	1,848	—

Net cash used in investing activities	(7,156)	(7,250)

Cash Flows From Financing Activities:
Cash distributions	(44,703)	(36,297)
Proceeds from borrowings	38,744	56,823
Repayments of debt	(75,247)	(14,215)
Proceeds from issuance of common units	74,537	—
Cost of financing activities	(351)	(34)

Net cash provided by (used in) financing activities	(7,020)	6,277

Net increase (decrease) in cash and cash equivalents	(5,717)	3,002
Cash and cash equivalents - Beginning of period	15,153	10,401

Cash and cash equivalents - End of period	$9,436	$13,403

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$9,994	$9,551
Cash paid during the period for income taxes	$2,325	$3,516
Non-cash investing and financing activities:
Acquisition of assets by financing	$137	$242

See Accompanying Notes to the Unaudited Consolidated Financial Statements.

STONEMOR PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

1.	GENERAL

Nature of Operations

StoneMor Partners L.P. (the “Partnership”) is a provider of funeral and cemetery products and services in the death care industry in the United States. As of June 30, 2016, the Partnership operated 307 cemeteries in 27 states and Puerto Rico, of which 276 are owned and 31 are operated under lease, management or operating agreements. The Partnership also owned and operated 107 funeral homes in 19 states and Puerto Rico.

Basis of Presentation

The accompanying consolidated financial statements, which are unaudited except for the balance sheet at December 31, 2015, which is derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States (“GAAP”) for interim reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the Partnership’s financial position, results of operations and cash flows for the periods disclosed have been made. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015. Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year presentation. The results of operations for the three and six months ended June 30, 2016 may not necessarily be indicative of the results of operations for the full year ending December 31, 2016.

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

During the third quarter of 2015, Update No. 2015-14, “Revenue from Contracts with Customers (Topic 606)” was released, deferring the effective date of the amendments to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted, only as of an annual reporting period beginning after December 15, 2016. During the first quarter of 2016, Update No. 2016-08, “Revenue from Contracts with Customers (Topic 606)” was released, which clarifies the implementation guidance on principal versus agent considerations. During the second quarter of 2016, Update No. 2016-10, “Revenue from Contracts with Customers (Topic 606)” was released, which clarifies the implementation guidance on identifying performance obligations. The FASB also issued Update No. 2016-12, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2016-12”). The core principle of ASU 2016-12 is to narrow scope improvements and practical expedients by clarifying the collectability criteria for customer collection exclusions representing an improvement over previous guidance. The Partnership will adopt the requirements of these updates upon the effective date of January 1, 2018, and is evaluating the potential impact of the adoption on its financial position, results of operations or related disclosures.

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

In the second quarter of 2016, the FASB issued Update No. 2016-13, “Credit Losses (Topic 326)” (“ASU 2016-13”). The core principle of ASU 2016-13 is that all assets measured at amortized cost basis should be presented at the net amount expected to be collected using historical experience, current conditions, and reasonable and supportable forecasts as a basis for credit loss estimates, instead of the probable initial recognition threshold used under current GAAP. The amendment is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years. Early application is permitted. The Partnership plans to adopt the requirements of ASU 2016-13 upon its effective date of January 1, 2020, and is evaluating the potential impact of the adoption on its financial position, results of operations and related disclosures.

In 2015, the FASB issued Update No. 2015-07, “Fair Value Measurement (Topic 820).” The amendments in this update removed the requirement to categorize within the fair value hierarchy investments for which fair value is measured using the net asset value per share practical expedient. The entity adopted this guidance in the current period pertaining to its new investment funds (see Notes 6, 7 and 14).

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

Net Income (Loss) per Common Unit

Basic net income (loss) attributable to common limited partners per unit is computed by dividing net income (loss) attributable to common limited partners, which is determined after the deduction of the general partner’s interest, by the weighted average number of common limited partner units outstanding during the period. Net income (loss) attributable to common limited partners is determined by deducting net income attributable to participating securities, if applicable and net income (loss) attributable to the general partner’s units. The general partner’s interest in net income (loss) is calculated on a quarterly basis based upon its ownership interest and incentive distributions to be distributed for the quarter, with a priority allocation of net income to the general partner’s incentive distributions, if any, in accordance with the partnership agreement, and the remaining net income (loss) allocated with respect to the general partner’s and limited partners’ ownership interests.

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

The following is a reconciliation of net income (loss) allocated to the common limited partners for purposes of calculating net income (loss) attributable to common limited partners per unit (in thousands, except unit data):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net loss	$(9,079)	$(4,848)	$(16,738)	$(13,731)
Less: General partner’s interest	(103)	(65)	(196)	(185)

Net loss attributable to common limited partners	$(8,976)	$(4,783)	$(16,542)	$(13,546)

Diluted net income (loss) attributable to common limited partners per unit is calculated by dividing net income (loss) attributable to common limited partners, less income allocable to participating securities, by the sum of the weighted average number of common limited partner units outstanding and the dilutive effect of unit appreciation rights and awards, as calculated by the treasury stock or if converted methods, as applicable. These awards consist of common units issuable upon payment of an exercise price by the participant under the terms of the Partnership’s long-term incentive plan (see Note 12).

The following table sets forth the reconciliation of the Partnership’s weighted average number of common limited partner units used to compute basic net income (loss) attributable to common limited partners per unit with those used to compute diluted net income (loss) attributable to common limited partners per unit (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Weighted average number of common limited partner units - basic	34,837	29,286	33,688	29,258
Add effect of dilutive incentive awards (1)	—	—	—	—

Weighted average number of common limited partner units - diluted	34,837	29,286	33,688	29,258

(1)	The diluted weighted average number of limited partners’ units outstanding presented on the consolidated statement of operations does not include 299,226 units and 193,172 units for the three months ended June 30, 2016 and 2015, respectively and 296,594 units and 187,758 units for the six months ended June 30, 2016 and 2015, as their effects would be anti-dilutive.

2.	ACQUISITIONS

2016 Acquisition

During the second quarter of 2016, the Partnership acquired related assets, net of certain assumed liabilities of three direct service cremation businesses for $1.5 million. The Partnership accounted for this transaction under the acquisition method of accounting. Accordingly, the Partnership evaluated the identifiable assets acquired and liabilities assumed at the acquisition date fair values. All other costs incurred associated with the acquisition of the assets noted were expensed as incurred. The following table presents the Partnership’s values assigned to the assets acquired and liabilities assumed in the acquisition, based on their estimated fair values at the date of the acquisition, which may be prospectively adjusted as additional information is received (in thousands):

Assets:
Accounts receivable	$22
Cemetery and funeral home property	90
Property and equipment	220
Merchandise trusts, restricted	290
Other assets	13

Total assets	635

Liabilities:
Merchandise liabilities	193

Total liabilities	193

Fair value of net assets acquired	442

Consideration paid - cash	1,500

Total consideration paid	1,500

Goodwill from purchase	$1,058

The Partnership recorded goodwill of $1.1 million in the Funeral Home reporting unit for the properties acquired in 2016.

2015 Acquisitions

During the year ended December 31, 2015, the Partnership acquired the following properties and related assets, net of certain assumed liabilities:

•	One funeral home for cash consideration of $0.9 million on July 21, 2015;

•	Three funeral homes and one cemetery for cash consideration of $5.7 million on August 6, 2015;

•	Two cemeteries for cash consideration of $1.5 million on August 20, 2015;

•	One funeral home for cash consideration of $5.0 million on August 31, 2015, and an additional $1.0 million paid in five annual installments beginning on the 1st anniversary of the closing date; and

•	One cemetery and two funeral homes for cash consideration of $5.7 million on December 1, 2015.

The Partnership accounted for these transactions under the acquisition method of accounting. Accordingly, the Partnership evaluated the identifiable assets acquired and liabilities assumed at their respective acquisition date fair values. All other costs incurred associated with the acquisition of the assets noted were expensed as incurred. The following table presents the Partnership’s values assigned to the assets acquired and liabilities assumed in the acquisitions, based on their estimated and revised fair values, as applicable, which may be prospectively adjusted as additional information is received (in thousands):

Assets:
Accounts receivable	$2,641
Cemetery and funeral home property	7,018
Property and equipment	5,941
Inventory	53
Merchandise trusts, restricted	15,075
Perpetual care trusts, restricted	4,134
Intangible assets	406

Total assets	35,268

Liabilities:
Deferred margin	6,870
Merchandise liabilities	14,479
Perpetual care trust corpus	4,134
Other liabilities	21

Total liabilities	25,504

Fair value of net assets acquired	9,764

Consideration paid - cash	18,800
Deferred cash consideration	876

Total consideration paid	19,676

Gain on bargain purchase	$766

Goodwill from purchase	$10,678

Certain provisional amounts pertaining to the 2015 acquisitions were adjusted in the second quarter of 2016 as the Company obtained additional information related to two of the acquisitions. The changes resulted in an adjustment to the gain on acquisition recognized during the year ended December 31, 2015, reducing the gain by $0.8 million via a loss recognized in the current period in accordance with GAAP. The amounts shown may be adjusted as additional information is received. The Partnership recorded goodwill of $1.1 million and $9.6 million in the Cemetery and Funeral Home reporting units, respectively, with regard to the properties acquired during the year ended December 31, 2015.

The following data presents pro forma revenues, net income (loss) and basic and diluted net income (loss) per unit for the Partnership as if the acquisitions consummated during the six months ended June 30, 2016 and the year ended December 31, 2015 had occurred as of January 1, 2015. The Partnership prepared these pro forma unaudited financial results for comparative purposes only. The results may not be indicative of the results that would have occurred if the acquisitions consummated during the six months ended June 30, 2016 and 2015 had occurred as of January 1, 2015 or the results that will be attained in future periods (in thousands, except per unit data):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenue	$75,549	$82,738	$150,244	$152,068
Net loss	(9,079)	(4,720)	(16,719)	(13,475)
Net loss per limited partner unit (basic and diluted)	$(0.26)	$(0.16)	$(0.49)	$(0.45)

The properties acquired in 2016 have contributed $0.1 million of revenue and less than $0.1 million of operating profit for the three and six months ended June 30, 2016, respectively. The properties acquired in 2015 have contributed $4.8 million and $2.4 million of revenue and $0.8 million and $0.4 million of operating profit for the three and six months ended June 30, 2016 respectively.

3.	ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

Accounts receivable, net of allowance, consists of the following at the dates indicated (in thousands):

	June 30, 2016	December 31, 2015
Customer receivables	$217,071	$207,645
Unearned finance income	(20,323)	(20,078)
Allowance for contract cancellations	(27,396)	(23,985)

Accounts receivable, net of allowance	169,352	163,582
Less: current portion, net of allowance	74,231	68,415

Long-term portion, net of allowance	$95,121	$95,167

Activity in the allowance for contract cancellations is as follows (in thousands):

	Six months ended June 30,
	2016	2015
Balance, beginning of period	$23,985	$22,138
Provision for cancellations	13,267	13,200
Charge-offs, net	(9,856)	(10,264)

Balance, end of period	$27,396	$25,074

4.	CEMETERY PROPERTY

Cemetery property consists of the following at the dates indicated (in thousands):

	June 30, 2016	December 31, 2015
Developed land	$83,076	$83,834
Undeveloped land	169,763	169,482
Mausoleum crypts and lawn crypts	77,279	77,526
Other land	11,707	11,797

Cemetery property	$341,825	$342,639

5.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following at the dates indicated (in thousands):

	June 30, 2016	December 31, 2015
Building and improvements	$119,634	$117,034
Furniture and equipment	54,202	54,346

Property and equipment, gross	173,836	171,380
Less: accumulated depreciation	(70,753)	(67,050)

Property and equipment, net of accumulated depreciation	$103,083	$104,330

Depreciation expense was $2.6 million and $2.4 million for three months ended June 30, 2016 and 2015, respectively, and $5.1 million and $4.8 million for six months ended June 30, 2016 and 2015, respectively.

6.	MERCHANDISE TRUSTS

At June 30, 2016 and December 31, 2015, the Partnership’s merchandise trusts consisted of investments in debt and equity marketable securities and cash equivalents, both directly as well as through mutual and investment funds. Certain assets acquired in connection with the Partnership’s 2015 and 2016 acquisitions (see Note 2) are based upon preliminary estimated values assigned to the assets by the Partnership at the date of acquisition, and will be adjusted when additional information is received.

All of these investments are classified as Available for Sale and accordingly, all of the assets are carried at fair value. All of the investments subject to the fair value hierarchy (see Note 1) are considered either Level 1 or Level 2 assets pursuant to the three-level hierarchy described in Note 14. There were no Level 3 assets.

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

The Partnership included $8.3 million and $8.2 million of investments held in trust by the West Virginia Funeral Directors Association at June 30, 2016 and December 31, 2015, respectively, in its merchandise trust assets. As required by law, the Partnership deposits a portion of certain funeral merchandise sales in West Virginia into a trust that is held by the West Virginia Funeral Directors Association. These trusts are recognized at their account value, which approximates fair value.

A reconciliation of the Partnership’s merchandise trust activities for the six months ended June 30, 2016 and 2015 is presented below (in thousands):

	Six months ended June 30,
	2016	2015
Balance, beginning of period	$464,676	$484,820
Contributions	30,259	31,667
Distributions	(29,645)	(21,231)
Interest and dividends	11,686	8,391
Capital gain distributions	263	(741)
Realized gains and losses	2,337	14,453
Taxes	(1,694)	(3,026)
Fees	(1,048)	(1,632)
Unrealized change in fair value	17,762	(33,774)

Balance, end of period	$494,596	$478,927

During the six months ended June 30, 2016, purchases of available for sale securities were $47.1 million, while sales, maturities and paydowns of available for sale securities were $28.1 million.

The cost and market value associated with the assets held in the merchandise trusts as of June 30, 2016 and December 31, 2015 were as follows (in thousands):

			Gross	Gross
	Fair Value		Unrealized	Unrealized	Fair
June 30, 2016	Hierarchy Level	Cost	Gains	Losses	Value
Short-term investments	1	$28,567	$—	$—	$28,567
Fixed maturities:
U.S. governmental securities	2	96	9	—	105
Corporate debt securities	2	8,854	169	(493)	8,530
Other debt securities	2	160	—	—	160

Total fixed maturities		9,110	178	(493)	8,795

Mutual funds - debt securities	1	245,134	3,267	(6,829)	241,572
Mutual funds - equity securities	1	137,408	5,502	(8,085)	134,825
Other investment funds (1)		27,458	183	—	27,641
Equity securities	1	40,616	2,386	(3,346)	39,656
Other invested assets	2	1,630	314	—	1,944

Total managed investments		$489,923	$11,830	$(18,753)	$483,000

Assets acquired via acquisition		3,264	—	—	3,264
West Virginia Trust Receivable		8,332	—	—	8,332

Total		$501,519	$11,830	$(18,753)	$494,596

(1)	Other investment funds are measured at fair value using the net asset value per share practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the balance sheet. This asset class is composed of fixed income funds and equity funds which have redemption periods ranging from 30 to 90 days.

	Fair Value		Gross Unrealized	Gross Unrealized	Fair
December 31, 2015	Hierarchy Level	Cost	Gains	Losses	Value
Short-term investments	1	$35,150	$—	$—	$35,150
Fixed maturities:
U.S. governmental securities	2	98	6	(3)	101
Corporate debt securities	2	11,922	8	(546)	11,384
Other debt securities	2	7,150	11	(7)	7,154

Total fixed maturities		19,170	25	(556)	18,639

Mutual funds - debt securities	1	232,096	86	(10,713)	221,469
Mutual funds - equity securities	1	139,341	69	(12,249)	127,161
Equity securities	1	49,563	1,127	(2,474)	48,216
Other invested assets	2	1,681	—	—	1,681

Total managed investments		$477,001	$1,307	$(25,992)	$452,316

Assets acquired via acquisition		4,185	—	—	4,185
West Virginia Trust Receivable		8,175	—	—	8,175

Total		$489,361	$1,307	$(25,992)	$464,676

The contractual maturities of debt securities as of June 30, 2016 were as follows below:

	Less than	1 year through	6 years through	More than
	1 year	5 years	10 years	10 years
U.S. governmental securities	$11	$12	$82	$—
Corporate debt securities	—	7,202	1,328	—
Other debt securities	160	—	—	—

Total fixed maturities	$171	$7,214	$1,410	$—

Temporary Declines in Fair Value

The Partnership evaluates declines in fair value below cost for each asset held in the merchandise trusts on a quarterly basis.

An aging of unrealized losses on the Partnership’s investments in debt and equity securities within the merchandise trusts as of June 30, 2016 and December 31, 2015 is presented below (in thousands):

	Less than 12 months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2016	Value	Losses	Value	Losses	Value	Losses
Fixed maturities:
Corporate debt securities	$4,385	$314	$2,116	$179	$6,501	$493

Total fixed maturities	4,385	314	2,116	179	6,501	493

Mutual funds - debt securities	16,342	463	138,981	6,366	155,323	6,829
Mutual funds - equity securities	11,037	899	55,539	7,186	66,576	8,085
Equity securities	14,913	1,846	7,104	1,500	22,017	3,346

Total	$46,677	$3,522	$203,740	$15,231	$250,417	$18,753

	Less than 12 months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2015	Value	Losses	Value	Losses	Value	Losses
Fixed maturities:
U.S. governmental securities	$—	$—	$33	$3	$33	$3
Corporate debt securities	7,247	411	1,513	135	8,760	546
Other debt securities	2,883	7	—	—	2,883	7

Total fixed maturities	10,130	418	1,546	138	11,676	556

Mutual funds - debt securities	121,777	6,938	36,682	3,775	158,459	10,713
Mutual funds - equity securities	58,467	10,994	5,465	1,255	63,932	12,249
Equity securities	21,480	2,275	649	199	22,129	2,474

Total	$211,854	$20,625	$44,342	$5,367	$256,196	$25,992

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

Other-Than-Temporary Impairment of Trust Assets

The Partnership assesses its merchandise trust assets for other-than-temporary declines in fair value on a quarterly basis. During the three and six months ended June 30, 2016, the Partnership determined that there were no other than temporary impairments to the investment portfolio in the merchandise trusts. During the three months ended June 30, 2015, the Company determined that there were no other than temporary impairments to the investment portfolio in the merchandise trusts. During the six months ended June 30, 2015, the Company determined that there were two securities with an aggregate cost basis of approximately $0.6 million and an aggregate fair value of approximately $0.4 million, resulting in an impairment of $0.2 million, wherein such impairment was considered to be other-than-temporary. Accordingly, the Partnership adjusted the cost basis of these assets to their current value and offset this change against deferred revenue. This reduction in deferred revenue is reflected in earnings in periods after the impairment date as the underlying merchandise is delivered or the underlying services are performed.

7.	PERPETUAL CARE TRUSTS

At June 30, 2016 and December 31, 2015, the Partnership’s perpetual care trusts consisted of investments in debt and equity marketable securities and cash equivalents, both directly as well as through mutual and investment funds. Certain assets acquired in connection with the Partnership’s 2015 acquisitions (see Note 2) are based upon preliminary estimated values assigned to the assets by the Partnership at the date of acquisition, and will be adjusted when additional information is received.

All of these investments are classified as Available for Sale and accordingly, all of the assets are carried at fair value. All of the investments subject to the fair value hierarchy (see Note 1) are considered either Level 1 or Level 2 assets pursuant to the three-level hierarchy described in Note 14. There were no Level 3 assets. The perpetual care trusts are VIEs for which the Partnership is the primary beneficiary.

A reconciliation of the Partnership’s perpetual care trust activities for the six months ended June 30, 2016 and 2015 is presented below (in thousands):

	Six months ended June 30,
	2016	2015
Balance, beginning of period	$307,804	$345,105
Contributions	5,146	5,766
Distributions	(7,818)	(6,253)
Interest and dividends	8,127	8,144
Capital gain distributions	85	35
Realized gains and losses	(470)	15,296
Taxes	(757)	(605)
Fees	(622)	(1,073)
Unrealized change in fair value	10,205	(34,305)

Balance, end of period	$321,700	$332,110

During the six months ended June 30, 2016, purchases of available for sale securities were $161.3 million, while sales, maturities and paydowns of available for sale securities were $156.1 million.

The cost and market value associated with the assets held in the perpetual care trusts as of June 30, 2016 and December 31, 2015 were as follows (in thousands):

			Gross	Gross
	Fair Value		Unrealized	Unrealized	Fair
June 30, 2016	Hierarchy Level	Cost	Gains	Losses	Value
Short-term investments	1	$35,904	$—	$—	$35,904
Fixed maturities:
U.S. governmental securities	2	187	17	—	204
Corporate debt securities	2	14,116	262	(570)	13,808

Total fixed maturities		14,303	279	(570)	14,012

Mutual funds - debt securities	1	161,372	1,322	(2,312)	160,382
Mutual funds - equity securities	1	36,838	2,888	(552)	39,174
Other investment funds (1)		69,073	431	—	69,504
Equity securities	1	1,476	614	(7)	2,083
Other invested assets	2	79	3	(2)	80

Total managed investments		$319,045	$5,537	$(3,443)	$321,139

Assets acquired via acquisition		561	—	—	561

Total		$319,606	$5,537	$(3,443)	$321,700

(1)	Other investment funds are measured at fair value using the net asset value per share practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the balance sheet. This asset class is composed of fixed income funds and equity funds, which have a redemption period ranging from 30 to 90 days, and private credit funds, which have lockup periods ranging from six to ten years with three potential one year extensions at the discretion of the funds’ general partners. As of June 30, 2016 there are $50.1 million in unfunded commitments to the private credit funds, which are callable at any time.

			Gross	Gross
	Fair Value		Unrealized	Unrealized	Fair
December 31, 2015	Hierarchy Level	Cost	Gains	Losses	Value
Short-term investments	1	$36,618	$—	$—	$36,618
Fixed maturities:
U.S. governmental securities	2	126	14	—	140
Corporate debt securities	2	22,837	57	(845)	22,049
Other debt securities	2	36	—	(1)	35

Total fixed maturities		22,999	71	(846)	22,224

Mutual funds - debt securities	1	184,866	35	(7,180)	177,721
Mutual funds - equity securities	1	68,079	1,054	(1,713)	67,420
Equity securities	1	2,319	636	(7)	2,948
Other invested assets	2	473	1	(162)	312

Total managed investments		$315,354	$1,797	$(9,908)	$307,243

Assets acquired via acquisition		561	—	—	561

Total		$315,915	$1,797	$(9,908)	$307,804

The contractual maturities of debt securities as of June 30, 2016 were as follows below:

	Less than	1 year through	6 years through	More than
	1 year	5 years	10 years	10 years
U.S. governmental securities	$111	$—	$39	$54
Corporate debt securities	123	11,915	1,770	—

Total fixed maturities	$234	$11,915	$1,809	$54

Temporary Declines in Fair Value

The Partnership evaluates declines in fair value below cost of each individual asset held in the perpetual care trusts on a quarterly basis.

An aging of unrealized losses on the Partnership’s investments in debt and equity securities within the perpetual care trusts as of June 30, 2016 and December 31, 2015 is presented below (in thousands):

	Less than 12 months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2016	Value	Losses	Value	Losses	Value	Losses
Fixed maturities:
Corporate debt securities	$6,115	$371	$2,096	$199	$8,211	$570

Total fixed maturities	6,115	371	2,096	199	8,211	570

Mutual funds - debt securities	21,362	665	39,903	1,647	61,265	2,312
Mutual funds - equity securities	1,496	115	4,181	437	5,677	552
Equity securities	290	7	—	—	290	7
Other invested assets	—	—	67	2	67	2

Total	$29,263	$1,158	$46,247	$2,285	$75,510	$3,443

	Less than 12 months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2015	Value	Losses	Value	Losses	Value	Losses
Fixed maturities:
U.S. governmental securities	$—	$—	$112	$—	$112	$—
Corporate debt securities	12,482	535	4,505	310	16,987	845
Other debt securities	35	1	—	—	35	1

Total fixed maturities	12,517	536	4,617	310	17,134	846

Mutual funds - debt securities	81,215	4,263	50,774	2,917	131,989	7,180
Mutual funds - equity securities	16,514	1,363	4,308	350	20,822	1,713
Equity securities	488	6	1,137	1	1,625	7
Other invested assets	—	—	315	162	315	162

Total	$110,734	$6,168	$61,151	$3,740	$171,885	$9,908

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

Other-Than-Temporary Impairment of Trust Assets

The Partnership assesses its perpetual care trust assets for other-than-temporary declines in fair value on a quarterly basis. During the three and six months ended June 30, 2016 and 2015, the Partnership determined that there were no other than temporary impairments to the investment portfolio in the perpetual care trusts.

8.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Partnership has recorded goodwill of approximately $70.6 million as of June 30, 2016 and $69.9 million as of December 31, 2015. This amount represents the excess of the purchase price over the fair value of identifiable net assets acquired.

A rollforward of goodwill by reporting unit is as follows (in thousands):

	Cemeteries	Funeral Homes	Total
Balance at December 31, 2015	$25,320	$44,531	$69,851
Goodwill from acquisitions during 2015	—	(337)	(337)
Goodwill from acquisitions during 2016	—	1,058	1,058

Balance at June 30, 2016	$25,320	$45,252	$70,572

The Partnership adjusted preliminary amounts relating to 2015 acquisitions during the second quarter of 2016 as the Company obtained additional information. These updates resulted in a decrease in goodwill acquired from 2015 acquisitions.

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

The following table reflects the components of intangible assets as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016			December 31, 2015
	Gross Carrying	Accumulated	Net Intangible	Gross Carrying	Accumulated	Net Intangible
	Amount	Amortization	Asset	Amount	Amortization	Asset
Lease and management agreements	$59,758	$(2,075)	$57,683	$59,758	$(1,577)	$58,181
Underlying contract value	6,239	(1,092)	5,147	6,239	(1,014)	5,225
Non-compete agreements	5,486	(3,452)	2,034	5,656	(3,112)	2,544
Other intangible assets	1,439	(205)	1,234	1,439	(180)	1,259

Total intangible assets	$72,922	$(6,824)	$66,098	$73,092	$(5,883)	$67,209

Amortization expense for intangible assets was $0.6 million for both the three months ended June 30, 2016 and 2015 and $1.1 million for both the six months ended June 30, 2016 and 2015. The following is estimated amortization expense related to intangible assets with finite lives for the periods noted below (in thousands):

2016 (remainder)	$1,069
2017	$1,956
2018	$1,708
2019	$1,440
2020	$1,266

9.	LONG-TERM DEBT

Total debt consists of the following at the dates indicated (in thousands):

	June 30, 2016	December 31, 2015
Credit Facility:
Working Capital Draws	$68,000	$105,000
Acquisition Draws	44,500	44,500
7.875% Senior Notes, due June 2021	172,400	172,186
Notes payable - acquisition debt	596	687
Notes payable - acquisition non-competes	1,279	1,629
Insurance and vehicle financing	3,464	2,336
Less deferred financing costs, net of accumulated amortization	(7,012)	(7,499)

Total debt	283,227	318,839
Less current maturities	(5,373)	(2,440)

Total long-term debt	$277,854	$316,399

Credit Facility

The Partnership is a party to the Fourth Amended and Restated Credit Agreement, as amended (the “Credit Agreement”) which provides for a single revolving credit facility of $180.0 million (the “Credit Facility”) maturing on December 19, 2019. The Credit Agreement also provides for an uncommitted ability to increase the Credit Facility by an additional $70.0 million. The Partnership’s obligations under the Credit Facility are secured by substantially all of the assets of the Partnership, excluding those held in trust. Borrowings under the Credit Facility are classified as either acquisition draws or working capital draws. Acquisition draws may be utilized to finance permitted acquisitions, the purchase and construction of mausoleums and related costs or the net amount of merchandise trust deposits. Working capital draws may be utilized to finance working capital requirements, capital expenditures and for other general corporate purposes. The amount of the Credit Facility that is available for working capital draws is subject to a borrowing formula equal to 85% of eligible accounts receivable, as defined within the Credit Agreement. At June 30, 2016, the amount available under the Credit Facility for working capital advances under this limit was $143.9 million, of which $68.0 million was outstanding at June 30, 2016.

Each individual acquisition draw is subject to equal quarterly amortization of the principal amount, with annual principal payments comprised of ten percent of the related advance amount, commencing on the second anniversary of such advance, with the remaining principal due on December 19, 2019, subject to certain mandatory prepayment requirements. Up to $10.0 million of the Credit Facility may be in the form of standby letters of credit, of which there were $6.5 million outstanding at June 30, 2016 and none outstanding at December 31, 2015.

Borrowings under the Credit Facility bear interest, at the Partnership’s election, at either an adjusted LIBOR rate plus an applicable margin between 2.25% and 4.00% per annum or the base rate (which is the higher of the bank’s prime rate, the Federal funds rate plus 0.5% or one-month LIBOR plus 1.00%) plus an applicable margin between 1.25% and 3.00% per annum. The Partnership is also required to pay a fee on the unused portion of the Credit Facility at a rate between 0.375% and 0.8% per annum, which is included within interest expense on the Partnership’s consolidated statements of operations. On June 30, 2016, the weighted average interest rate on outstanding borrowings under the Credit Facility was 4.4%.

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

On June 30, 2016, the Partnership’s Consolidated Leverage Ratio and the Consolidated Debt Service Coverage Ratio were 3.11 and 4.37, respectively. The Partnership was in compliance with these covenants as of June 30, 2016.

Senior Notes

On May 28, 2013, the Partnership issued $175.0 million aggregate principal amount of 7.875% Senior Notes due 2021 (the “Senior Notes”). The Partnership pays 7.875% interest per annum on the principal amount of the Senior Notes, payable in cash semi-annually in arrears on June 1 and December 1 of each year. The net proceeds from the offering were used to retire a $150.0 million aggregate principal amount of 10.25% Senior Notes due 2017 and the remaining proceeds were used for general corporate purposes. The Senior Notes were issued at 97.832% of par resulting in gross proceeds of $171.2 million with an original issue discount of approximately $3.8 million. The Partnership incurred debt issuance costs and fees of approximately $4.6 million. These costs and fees are deferred and are being amortized over the life of the Senior Notes. The Senior Notes mature on June 1, 2021.

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

The Senior Notes are jointly and severally guaranteed by certain of our subsidiaries. The Indenture governing the Senior Notes contains covenants, including limitations of the Partnership’s ability to incur additional indebtedness and liens, make certain dividends, distributions, redemptions or investments, enter into certain transactions with affiliates, make certain asset sales, and engage in certain mergers, consolidations or sales of all or substantially all of the Partnership’s assets. As of June 30, 2016, the Partnership was in compliance with these covenants.

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

As of June 30, 2016, the Partnership had available approximately less than $0.1 million of alternative minimum tax credit carryforwards, which are available indefinitely, and $261.8 million of federal net operating loss carryforwards, which will begin to expire in 2017 and $321.8 million in state net operating loss carryforwards, a portion of which expires annually.

In assessing the realizability of deferred tax assets, management considers whether it’s more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. As of June 30, 2016, based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Partnership will realize the benefits of these deductible differences. The amount of deferred tax assets considered realizable could be reduced in the future if estimates of future taxable income during the carryforward period are reduced.

In accordance with applicable accounting standards, the Partnership recognizes only the impact of income tax positions that, based upon their merits, are more likely than not to be sustained upon audit by a taxing authority. To evaluate its current tax positions in order to identify any material uncertain tax positions, the Partnership developed a policy of identifying and evaluating uncertain tax positions that considers support for each tax position, industry standards, tax return disclosures and schedules and the significance of each position. It is the Partnership’s policy to recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense. At June 30, 2016 and December 31, 2015, the Partnership had no material uncertain tax positions.

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

At June 30, 2016 and December 31, 2015, deferred revenues, net, consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Deferred revenue	$568,066	$531,905
Deferred merchandise trust revenue	90,045	80,294
Deferred merchandise trust unrealized gains (losses)	(6,923)	(24,685)
Deferred pre-acquisition margin	140,730	142,672
Deferred cost of goods sold	(96,826)	(92,650)

Deferred revenues, net	$695,092	$637,536

Deferred selling and obtaining costs	$118,410	$111,542

12.	LONG-TERM INCENTIVE PLANS

2014 Long-Term Incentive Plan

During the year ended December 31, 2014, the General Partner’s Board of Directors (the “Board”) and the Partnership’s unitholders approved a 2014 Long-Term Incentive Plan (“2014 LTIP”). The Compensation, Nominating and Governance, and Compliance Committee of the Board (the “Compensation Committee”) administers the 2014 LTIP. The 2014 LTIP permits the grant of awards, which may be in the form of phantom units, restricted units, unit appreciation rights (“UAR”), or unit options, including performance factors for each, covering an aggregate of 1,500,000 common units, a number that the Board may increase by up to 100,000 common units per year. At June 30, 2016, the estimated number of common units to be issued upon vesting and exercise of outstanding rights under this plan, assuming the satisfaction of the maximum conditions for performance factors, was 110,090. A cumulative number of 14,455 common units have been issued, leaving 1,375,455 common units available for future grants under the plan, assuming no increases by the Board.

Phantom Unit Awards

Phantom units represent rights to receive a common unit or an amount of cash, or a combination of either, based upon the value of a common unit. Phantom units become payable, in cash or common units, at the Partnership’s election, upon the separation of directors and executives from service or upon the occurrence of certain other events specified in the underlying agreements. Phantom units are subject to terms and conditions determined by the Compensation Committee. In tandem with phantom unit grants, the compensation committee may grant distribution equivalent rights (“DERs”), which are the right to receive an amount in cash or common units equal to the cash distributions made by the Partnership with respect to common unit during the period that the underlying phantom unit is outstanding. All phantom units outstanding under the 2014 LTIP at June 30, 2016 contain tandem DERs.

The following table sets forth the 2014 LTIP phantom unit award activity for the three and six months ended June 30, 2016 and 2015, respectively:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Outstanding, beginning of period	105,167	4,241	102,661	2,189
Granted (1)	4,923	2,040	7,429	4,092

Outstanding, end of period (2)	110,090	6,281	110,090	6,281

(1)	The weighted-average grant date fair value for the unit awards on the date of grant was $23.95 and $29.52 for three months ended June 30, 2016 and 2015, respectively, and $24.60 and $29.11 for six months ended June 30, 2016 and 2015, respectively. The intrinsic value of vested unit awards was $0.1 million for both the three months ended June 30, 2016 and 2015 and $0.2 million and $0.1 million for the six months ended June 30, 2016 and 2015, respectively.
(2)	Based on the closing price of the common units on June 30, 2016, the estimated intrinsic value of the outstanding unit awards was $2.8 million at June 30, 2016.

2004 Long-Term Incentive Plan

The Compensation Committee administers the Partnership’s 2004 Long-Term Incentive Plan (“2004 LTIP”). The 2004 LTIP permitted the grant of awards, which may be in the form of phantom units, restricted units, or unit appreciation rights (“UAR”). At June 30, 2016, the estimated number of common units to be issued upon vesting and exercise of outstanding rights under this plan was 194,820, based upon the closing price of our common units at June 30, 2016. A cumulative number of 626,188 common units have been issued under the 2004 LTIP. There were no awards available for grant under the 2004 LTIP at June 30, 2016 because the plan expired in 2014.

Phantom Unit Awards

Phantom units were credited to participants’ mandatory deferred compensation accounts in connection with DERs accruing on phantom units received under the 2004 LTIP. These DERs continue to accrue until the underlying securities are issued. The following table sets forth the 2004 LTIP activity related to DERs credited as phantom units to the participant’s accounts for the three and six months ended June 30, 2016 and 2015, respectively:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Outstanding, beginning of period	188,948	172,793	184,457	169,122
Granted (1)	5,137	3,556	9,628	7,227

Outstanding, end of period (2)	194,085	176,349	194,085	176,349

(1)	The weighted-average fair value for the phantom units credited was $23.52 and $30.04 for the three months ended June 30, 2016 and 2015, respectively, and $24.80 and $29.02 for the six months ended June 30, 2016 and 2015, respectively. The intrinsic value of vested phantom unit awards was $0.1 million for both the three months ended June 30, 2016 and 2015 and $0.2 million for both the six months ended June 30, 2016 and 2015.
(2)	Based on the closing price of the common units on June 30, 2016, the estimated intrinsic value of the outstanding unit awards was $4.9 million at June 30, 2016.

Total compensation expense for phantom units credited under both the 2004 and 2014 plans was approximately $0.2 million for the three months ended June 30, 2016 and 2015, and $0.4 million and $0.5 million for the six months ended June 30, 2016 and 2015, respectively.

Unit Appreciation Rights Awards

UAR awards represent a right to receive an amount equal to the closing price of the Partnership’s common units on the date preceding the exercise date less the exercise price of the UARs, to the extent the closing price of the Partnership’s common units on the date preceding the exercise date is in excess of the exercise price. This amount is then divided by the closing price of the Partnership’s common units on the date preceding the exercise date to determine the number of common units to be issued to the participant. UAR awards granted through June 30, 2016 have a five-year contractual term beginning on the grant date and vest ratably over a period of 48 months beginning on the grant date. Of the UARs outstanding at June 30, 2016, 16,302 UARs will vest within the following twelve months. The following table sets forth the UAR award activity for the three and six months ended June 30, 2016 and 2015, respectively:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Outstanding, beginning of period	66,793	112,346	66,793	123,000
Exercised	—	(19,595)	—	(30,249)
Forfeited	—	(5,730)	—	(5,730)

Outstanding, end of period (1)	66,793	87,021	66,793	87,021

Exercisable, end of period	44,968	41,383	44,968	41,383

(1)	Based on the closing price of the common units on June 30, 2016, the estimated intrinsic value of the outstanding unit awards was $0.1 million at June 30, 2016. The weighted average remaining contractual life for outstanding UAR awards at June 30, 2016 was 2.1 years.

At June 30, 2016, the Partnership had approximately $0.1 million of unrecognized compensation expense related to unvested UAR awards that will be recognized through the year ended December 31, 2018. The Partnership recognized total compensation expense for UAR awards of less than $0.1 million for the three and six months ended June 30, 2016 and 2015. The Partnership issued 3,416 common units for the three months ended June 30, 2015 and 4,564 common units for the six months ended June 30, 2015 due to exercised UAR awards. There were no UAR exercises during the three and six months ended June 30, 2016.

13.	COMMITMENTS AND CONTINGENCIES

Legal

The Partnership is party to legal proceedings in the ordinary course of its business but does not expect the outcome of any proceedings, individually or in the aggregate, to have a material effect on its financial position or results of operations.

Other

During the first quarter of 2016, the Partnership moved its corporate headquarters to Trevose, Pennsylvania. Due to the relocation, a cease-use expense of $0.5 million was recorded during the period below “Operating income (loss)” on the unaudited consolidated statement of operations. This charge represents the net recognition of the discounted liability for future rent payments due under the lease on the previous headquarters, net of estimated sublease collections and deferred rent and lease incentives pertaining to the previous corporate office location.

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

The Partnership’s current assets and liabilities on its consolidated balance sheets are considered to be financial instruments, and their estimated fair values approximate their carrying values due to their short-term nature and thus are categorized as Level 1. The Partnership’s merchandise and perpetual care trusts consist of investments in debt and equity marketable securities and cash equivalents, are carried at fair value, and are considered either Level 1 or Level 2 (see Notes 6 and 7). Certain investments in the merchandise and perpetual care trusts are excluded from the fair value leveling hierarchy in accordance with GAAP.

The Partnership’s other financial instruments as of June 30, 2016 and December 31, 2015 consist of its Senior Notes and outstanding borrowings under its revolving credit facility (see Note 9). The estimated fair values of the Partnership’s Senior Notes as of June 30, 2016 and December 31, 2015 were $175.1 million and $179.9 million, respectively, based on trades made on those dates, compared with the carrying amounts of $172.4 million and $172.2 million, respectively. As of June 30, 2016 and December 31, 2015, the carrying values of outstanding borrowings under the Partnership’s revolving credit facility (see Note 9), which bears interest at variable interest rates with maturities of 90 days or less, approximated their estimated fair values. The Senior Notes and the credit facility are valued using Level 2 inputs.

15.	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Partnership’s Senior Notes are guaranteed by StoneMor Operating LLC and its wholly-owned subsidiaries, other than the co-issuer, as described below. The guarantees are full, unconditional, joint and several. The Partnership, or the “Parent”, and its wholly-owned subsidiary Cornerstone Family Services of West Virginia Subsidiary Inc., are the co-issuers of the Senior Notes. The Partnership’s unaudited consolidated financial statements as of June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and 2015 include the accounts of cemeteries operated under long-term lease, operating or management agreements. For the purposes of this note, these entities are deemed non-guarantor subsidiaries, as they are not wholly-owned by the Partnership. The Partnership’s unaudited consolidated financial statements also contain merchandise and perpetual care trusts that are also deemed non-guarantor subsidiaries for the purposes of this note.

The following unaudited supplemental condensed consolidating financial information reflects the Partnership’s standalone accounts, the combined accounts of the subsidiary co-issuer, the combined accounts of the guarantor subsidiaries, the combined accounts of the non-guarantor subsidiaries, the consolidating adjustments and eliminations and the Partnership’s consolidated accounts as of and for the three and six months ended June 30, 2016 and 2015. For the purpose of the following financial information, the Partnership’s investments in its subsidiaries and the guarantor subsidiaries’ investments in their respective subsidiaries are presented in accordance with the equity method of accounting (in thousands):

CONDENSED CONSOLIDATING BALANCE SHEETS

June 30, 2016	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$6,382	$3,054	$—	$9,436
Other current assets	—	5,215	80,368	14,811	—	100,394

Total current assets	—	5,215	86,750	17,865	—	109,830
Long-term accounts receivable	—	2,821	81,134	11,166	—	95,121
Cemetery property and equipment	—	1,020	412,311	31,577	—	444,908
Merchandise trusts	—	—	—	494,596	—	494,596
Perpetual care trusts	—	—	—	321,700	—	321,700
Deferred selling and obtaining costs	—	5,967	96,730	15,713	—	118,410
Goodwill and intangible assets	—	—	78,331	58,339	—	136,670
Other assets	—	—	14,912	2,371	—	17,283
Investments in and amounts due from affiliates eliminated upon consolidation	265,399	166,810	457,684	—	(889,893)	—

Total assets	$265,399	$181,833	$1,227,852	$953,327	$(889,893)	$1,738,518

Liabilities and Equity
Current liabilities	$—	$36	$41,522	$834	$—	$42,392
Long-term debt, net of deferred financing costs	67,975	104,425	105,454	—	—	277,854
Deferred revenues, net	—	28,835	588,117	78,140	—	695,092
Merchandise liability	—	5,317	152,977	11,680	—	169,974
Perpetual care trust corpus	—	—	—	321,700	—	321,700
Other long-term liabilities	—	—	24,202	9,880	—	34,082
Due to affiliates	—	—	172,400	468,949	(641,349)	—

Total liabilities	67,975	138,613	1,084,672	891,183	(641,349)	1,541,094

Partners’ capital	197,424	43,220	143,180	62,144	(248,544)	197,424

Total liabilities and partners’ capital	$265,399	$181,833	$1,227,852	$953,327	$(889,893)	$1,738,518

December 31, 2015	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$11,869	$3,284	$—	$15,153
Other current assets	—	4,797	75,337	12,511	—	92,645

Total current assets	—	4,797	87,206	15,795	—	107,798
Long-term accounts receivable	—	2,888	80,969	11,310	—	95,167
Cemetery property and equipment	—	1,084	414,785	31,100	—	446,969
Merchandise trusts	—	—	—	464,676	—	464,676
Perpetual care trusts	—	—	—	307,804	—	307,804
Deferred selling and obtaining costs	—	5,967	91,275	14,300	—	111,542
Goodwill and intangible assets	—	—	78,223	58,837	—	137,060
Other assets	—	—	12,913	2,196	—	15,109
Investments in and amounts due from affiliates eliminated upon consolidation	251,678	162,011	428,704	—	(842,393)	—

Total assets	$251,678	$176,747	$1,194,075	$906,018	$(842,393)	$1,686,125

Liabilities and Equity
Current liabilities	$—	$12	$34,969	$837	$—	$35,818
Long-term debt, net of deferred financing costs	68,000	104,200	144,199	—	—	316,399
Deferred revenues, net	—	27,528	539,878	70,130	—	637,536
Merchandise liability	—	5,599	156,838	10,660	—	173,097
Perpetual care trust corpus	—	—	—	307,804	—	307,804
Other long-term liabilities	—	—	22,299	9,494	—	31,793
Due to affiliates	—	—	173,575	445,732	(619,307)	—

Total liabilities	68,000	137,339	1,071,758	844,657	(619,307)	1,502,447

Partners’ capital	183,678	39,408	122,317	61,361	(223,086)	183,678

Total liabilities and partners’ capital	$251,678	$176,747	$1,194,075	$906,018	$(842,393)	$1,686,125

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three months ended June 30, 2016	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$1,619	$63,802	$12,496	$(2,368)	$75,549
Total cost and expenses	—	(2,606)	(65,520)	(12,472)	2,368	(78,230)
Other income (loss)	—	—	(191)	—	—	(191)
Net loss from equity investment in subsidiaries	(7,720)	(8,354)	—	—	16,074	—
Interest expense	(1,359)	(2,087)	(2,066)	(195)	—	(5,707)

Net income (loss) before income taxes	(9,079)	(11,428)	(3,975)	(171)	16,074	(8,579)

Income tax benefit (expense)	—	—	(500)	—	—	(500)

Net income (loss)	$(9,079)	$(11,428)	$(4,475)	$(171)	$16,074	$(9,079)

Three months ended June 30, 2015	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$1,498	$70,204	$12,596	$(3,473)	$80,825
Total cost and expenses	—	(2,843)	(67,006)	(13,193)	3,473	(79,569)
Net loss from equity investment in subsidiaries	(3,489)	(5,035)	—	—	8,524	—
Interest expense	(1,359)	(2,087)	(2,144)	(180)	—	(5,770)

Net income (loss) before income taxes	(4,848)	(8,467)	1,054	(777)	8,524	(4,514)

Income tax benefit (expense)	—	—	(334)	—	—	(334)

Net income (loss)	$(4,848)	$(8,467)	$720	$(777)	$8,524	$(4,848)

Six months ended June 30, 2016	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$2,817	$125,879	$26,167	$(4,732)	$150,131
Total cost and expenses	—	(5,157)	(129,024)	(24,090)	4,732	(153,539)
Other income (loss)	—	—	(1,073)	—	—	(1,073)
Net loss from equity investment in subsidiaries	(14,021)	(15,152)	—	—	29,173	—
Interest expense	(2,717)	(4,174)	(4,220)	(386)	—	(11,497)

Net income (loss) before income taxes	(16,738)	(21,666)	(8,438)	1,691	29,173	(15,978)

Income tax benefit (expense)	—	—	(760)	—	—	(760)

Net income (loss)	$(16,738)	$(21,666)	$(9,198)	$1,691	$29,173	$(16,738)

Six months ended June 30, 2015	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$2,771	$128,607	$23,258	$(6,394)	$148,242
Total cost and expenses	—	(5,268)	(127,049)	(24,418)	6,394	(150,341)
Net loss from equity investment in subsidiaries	(11,014)	(11,639)	—	—	22,653	—
Interest expense	(2,717)	(4,174)	(3,985)	(357)	—	(11,233)

Net income (loss) before income taxes	(13,731)	(18,310)	(2,427)	(1,517)	22,653	(13,332)

Income tax benefit (expense)	—	—	(399)	—	—	(399)

Net income (loss)	$(13,731)	$(18,310)	$(2,826)	$(1,517)	$22,653	$(13,731)

Six months ended June 30, 2016	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$2,624	$61	$13,804	$1,485	$(9,515)	$8,459
Cash Flows From Investing Activities:
Cash paid for acquisitions and capital expenditures	—	(61)	(5,380)	(1,715)	—	(7,156)
Payments to affiliates	(32,458)	—	—	—	32,458	—

Net cash used in investing activities	(32,458)	(61)	(5,380)	(1,715)	32,458	(7,156)

Cash Flows From Financing Activities:
Cash distributions	(44,703)	—	—	—	—	(44,703)
Payments from affiliates	—	—	22,943	—	(22,943)	—
Net borrowings and repayments of debt	—	—	(36,503)	—	—	(36,503)
Proceeds from issuance of common units	74,537	—	—	—	—	74,537
Other financing activities	—	—	(351)	—	—	(351)

Net cash provided by (used in) financing activities	29,834	—	(13,911)	—	(22,943)	(7,020)

Net increase (decrease) in cash and cash equivalents	—	—	(5,487)	(230)	—	(5,717)
Cash and cash equivalents - Beginning of period	—	—	11,869	3,284	—	15,153

Cash and cash equivalents - End of period	$—	$—	$6,382	$3,054	$—	$9,436

Six months ended June 30, 2015	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$36,297	$151	$9,324	$1,391	$(43,188)	$3,975
Cash Flows From Investing Activities:
Cash paid for acquisitions and capital expenditures	—	(151)	(5,472)	(1,627)	—	(7,250)

Net cash used in investing activities	—	(151)	(5,472)	(1,627)	—	(7,250)

Cash Flows From Financing Activities:
Cash distributions	(36,297)	—	—	—	—	(36,297)
Payments to affiliates	—	—	(43,188)	—	43,188	—
Net borrowings and repayments of debt	—	—	42,608	—	—	42,608
Other financing activities	—	—	(34)	—	—	(34)

Net cash provided by (used in) financing activities	(36,297)	—	(614)	—	43,188	6,277

Net increase (decrease) in cash and cash equivalents	—	—	3,238	(236)	—	3,002
Cash and cash equivalents - Beginning of period	—	—	7,059	3,342	—	10,401

Cash and cash equivalents - End of period	$—	$—	$10,297	$3,106	$—	$13,403

16.	ISSUANCES OF LIMITED PARTNER UNITS

On November 19, 2015, the Partnership entered into an equity distribution agreement (“ATM Equity Program”) with a group of banks (the “Agents”) whereby it may sell, from time to time, common units representing limited partner interests having an aggregate offering price of up to $100,000,000. During the three months ended June 30, 2016, the Partnership issued 176,208 common units under the ATM Equity Program for net proceeds of $4.2 million. During the six months ended June 30, 2016, the Partnership issued 903,682 common units under the ATM Equity Program for net proceeds of $23.0 million.

Pursuant to a Common Unit Purchase Agreement, dated May 19, 2014, by and between the Partnership and American Cemeteries Infrastructure Investors, LLC, a Delaware limited liability company (“ACII”), the Partnership issued 61,553 paid-in-kind units to ACII in lieu of cash distributions of $1.5 million during the three months ended June 30, 2016 and 117,290 paid-in-kind Units to ACII in lieu of cash distributions of $3.0 million for the six months ended June 30, 2016.

On April 20, 2016, the Partnership completed a follow-on public offering of 2,000,000 common units at a public offering price of $23.65 per unit. Additionally, the underwriters exercised their option to purchase an additional 300,000 common units. The offering resulted in net proceeds, after deducting underwriting discounts and offering expenses, of $51.5 million. The proceeds from the offering were used to pay down outstanding indebtedness under the Credit Facility.

17.	SEGMENT INFORMATION

The Partnership’s operations include two reportable operating segments, Cemetery Operations and Funeral Homes. These operating segments reflect the way the Partnership manages its operations and makes business decisions as of June 30, 2016 and represent a change from the comparable period presented. Prior period information was revised to the current year presentation. Operating segment data for the periods indicated were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Cemetery Operations:
Revenues	$60,810	$67,331	$119,069	$119,488
Operating costs and expenses	(52,606)	(54,047)	(100,799)	(100,634)
Depreciation and amortization	(2,014)	(1,904)	(3,984)	(3,810)

Segment income	$6,190	$11,380	$14,286	$15,044

Funeral Homes:
Revenues	$14,739	$13,494	$31,062	$28,754
Operating costs and expenses	(12,732)	(12,149)	(26,472)	(24,299)
Depreciation and amortization	(858)	(802)	(1,735)	(1,601)

Segment income	$1,149	$543	$2,855	$2,854

Reconciliation of segment income to net loss:
Cemeteries	$6,190	$11,380	$14,286	$15,044
Funeral homes	1,149	543	2,855	2,854

Total segment income	7,339	11,923	17,141	17,898

Corporate overhead	(9,737)	(10,429)	(20,048)	(19,512)
Corporate depreciation and amortization	(283)	(238)	(501)	(485)
Other gains (losses), net	(191)	—	(1,073)	—
Interest expense	(5,707)	(5,770)	(11,497)	(11,233)
Income tax benefit (expense)	(500)	(334)	(760)	(399)

Net loss	$(9,079)	$(4,848)	$(16,738)	$(13,731)

Capital expenditures:
Cemeteries	$2,691	$4,127	$4,632	$6,693
Funeral homes	44	207	495	382
Corporate	209	101	2,377	175

Total capital expenditures	$2,944	$4,435	$7,504	$7,250

	June 30, 2016	December 31, 2015
Balance sheet information:
Assets:
Cemetery Operations	$1,520,892	$1,473,694
Funeral Homes	197,481	190,443
Corporate	20,145	21,988

Total assets	$1,738,518	$1,686,125

Goodwill:
Cemetery Operations	$25,320	$25,320
Funeral Homes	45,252	44,531

Total goodwill	$70,572	$69,851

18.	SUBSEQUENT EVENTS

On July 25, 2016, the Partnership announced a quarterly cash distribution of $0.66 per common unit pertaining to the results for the second quarter of 2016. The distribution is scheduled to be paid August 12, 2016 to common unit holders of record as of the close of business on August 5, 2016.

On August 4, 2016, StoneMor Operating LLC (the “Operating Company”), a wholly-owned subsidiary of the Partnership, entered into a new Credit Agreement (the “New Credit Agreement”) among each of the Subsidiaries of the Operating Company (together with the Operating Company, “Borrowers”), the Lenders identified therein, Capital One, National Association (“Capital One”), as Administrative Agent, Issuing Bank and Swingline Lender, Citizens Bank of Pennsylvania, as Syndication Agent, and TD Bank, N.A. and Raymond James Bank, N.A., as Co-Documentation Agents. In addition, on the same date, the Partnership, the Borrowers and Capital One, as Administrative Agent, entered into the Guaranty and Collateral Agreement (the “Guaranty Agreement,” and together with the New Credit Agreement, “New Agreements”). Capitalized terms which are not defined in the following description shall have the meaning assigned to such terms in the New Agreements.

The New Agreements replaced the Partnership’s Credit Agreement, as amended with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and other lenders party thereto (the “Prior Credit Agreement”), Second Amended and Restated Security Agreement, and Second Amended and Restated Pledge Agreement, each dated as of December 19, 2014 (collectively, “Prior Agreements”).

The New Credit Agreement provides for up to $210.0 million initial aggregate amount of Revolving Commitments, which may be increased, from time to time, in minimum increments of $5.0 million so long as the aggregate amount of such increases does not exceed $100.0 million. The Operating Company may also request the issuance of Letters of Credit for up to $15.0 million in the aggregate. The Maturity Date under the New Credit Agreement is the earlier of (i) August 4, 2021 and (ii) the date that is six months prior to the earliest scheduled maturity date of any outstanding Permitted Unsecured Indebtedness (at present, such date is December 1, 2020, which is six months prior to June 1, 2021 maturity date of outstanding 7.875% senior notes).

Generally, proceeds of the Loans under the New Credit Agreement can be used to finance the working capital needs and for other general corporate purposes of the Borrowers and Guarantors, including acquisitions and distributions permitted under the New Credit Agreement. The terms and covenants of the New Credit Agreement, taken as a whole, are substantially similar to those of the Prior Credit Agreement.

The Borrowers’ obligations under the New Credit Agreement are guaranteed by the Partnership and the Borrowers. Pursuant to the Guaranty Agreement, the Borrowers’ obligations under the Credit Agreement are secured by a first priority lien and security interest (subject to permitted liens and security interests) in substantially all of the Partnership’s and Borrowers’ assets, whether then owned or thereafter acquired, excluding certain assets.

In connection with entering into the New Credit Agreement, the Partnership incurred an extinguishment of debt charge of approximately $1.2 million pertaining to deferred financing costs on the Prior Credit Agreement.

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

BUSINESS OVERVIEW

We are a publicly-traded Delaware master-limited partnership (“MLP”) and provider of funeral and cemetery products and services in the death care industry in the United States. As of June 30, 2016, we operated 307 cemeteries in 27 states and Puerto Rico, of which 276 are owned and 31 are operated under lease, management or operating agreements. We also owned and operated 107 funeral homes in 19 states and Puerto Rico.

FINANCIAL PRESENTATION

Our consolidated balance sheets at June 30, 2016 and December 31, 2015, and the consolidated statements of operations for the three and six months ended June 30, 2016 and 2015 include our accounts and our wholly-owned subsidiaries. Accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the amounts reported in the consolidated balance sheets and related consolidated statements of operations. Actual balances and results could be different from those estimates. All intercompany transactions and balances have been eliminated in the consolidation of the financial statements.

SUBSEQUENT EVENTS

On July 25, 2016, we announced a quarterly cash distribution of $0.66 per common unit pertaining to the results for the second quarter of 2016. The distribution is scheduled to be paid August 12, 2016 to common unit holders of record as of the close of business on August 5, 2016.

On August 4, 2016, our wholly-owned subsidiary, StoneMor Operating LLC entered into a credit agreement (the “New Credit Agreement”), which replaced the Partnership’s existing credit agreement. The New Credit Agreement provides for up to $210.0 million initial aggregate amount of Revolving Commitments, which may be increased, from time to time, in minimum increments of $5.0 million so long as the aggregate amount of such increases does not exceed

$100.0 million. We may also request the issuance of Letters of Credit for up to $15.0 million in the aggregate. The Maturity Date under the New Credit Agreement is the earlier of (i) August 4, 2021 and (ii) the date that is six months prior to the earliest scheduled maturity date of any outstanding Permitted Unsecured Indebtedness (at present, such date is December 1, 2020, which is six months prior to June 1, 2021 maturity date of outstanding 7.875% senior notes).

Generally, proceeds of the Loans under the New Credit Agreement can be used to finance our working capital needs and for other general corporate purposes, including acquisitions and distributions permitted under the New Credit Agreement. The terms and covenants of the New Credit Agreement, taken as a whole, are substantially similar to those of the existing credit agreement.

In connection with entering into the New Credit Agreement, the Partnership incurred an extinguishment of debt charge of approximately $1.2 million pertaining to deferred financing costs on the existing credit agreement.

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

Trust Investment Income

Sales of cemetery and funeral home merchandise and services are subject to state law. Under these laws, which vary by state, a portion of the cash proceeds received from the sale of interment rights and pre-need sales of cemetery and funeral home merchandise and services are required to be deposited into trusts. For sales of interment rights, a portion of the cash proceeds received are required to be deposited into a perpetual care trust. While the principal balance of the perpetual care trust must remain in the trust in perpetuity, we recognize investment income on such assets as revenue, excluding realized gains and losses from the sale of trust assets. For sales of cemetery and funeral home merchandise and services, a portion of the cash proceeds received are required to be deposited into a merchandise trust until the merchandise is delivered or the services are performed, at which time the funds deposited, along with the associated investment income, may be withdrawn. Investment income from assets held in the merchandise trust is recognized as revenues when withdrawn. Amounts deposited into trusts are invested as recommended by our wholly-owned registered investment adviser and approved by the Trust Committee of the board of directors of our general partner, including use of investment managers. These investment managers are required to invest our trust funds in accordance with applicable state law and internal investment guidelines adopted by the Trust Committee. Our investment managers are monitored by our wholly-owned registered investment advisor, who advises the Trust Committee of asset allocations, evaluates the investment managers and provides detailed monthly reports on the performance of each merchandise and perpetual care trust.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Cemetery Operations

Overview

We are currently the second largest owner and operator of cemeteries in the United States. At June 30, 2016, we operated 307 cemeteries in 27 states and Puerto Rico. We own 276 of these cemeteries and we manage or operate the remaining 31 under lease, operating or management agreements. Revenues from cemetery operations accounted for approximately 80.5% of our total revenues during the three months ended June 30, 2016.

Operating Results

The following table presents operating results for our cemetery operations for the respective reporting periods (in thousands):

	Three months ended June 30,
	2016	2015
Merchandise	$36,105	$36,042
Services	12,984	14,591
Interest income	2,252	2,184
Investment and other	9,469	14,514

Total revenue	60,810	67,331

Cost of goods sold	9,737	9,807
Cemetery expense	17,485	19,279
Selling expense	16,391	15,769
General and administrative expense	8,993	9,192
Depreciation and amortization	2,014	1,904

Total cost and expenses	54,620	55,951

Operating income	$6,190	$11,380

Cemetery merchandise revenues were consistent with the prior period, with $36.1 million for the three months ended June 30, 2016, an increase of $0.1 million from $36.0 million for the three months ended June 30, 2015. Cemetery services revenues were $13.0 million for the three months ended June 30, 2016, a decrease of $1.6 million from $14.6 million for the three months ended June 30, 2015. This decrease was primarily due to a reduction in opening and closing service revenues. Investment and other income was $9.5 million for the three months ended June 30, 2016, a decrease of $5.0 million from $14.5 million for the three months ended June 30, 2015. This was primarily attributed to a $3.3 million decrease in merchandise trust income due to a comparatively smaller deferred merchandise trust revenue balance in the current period. There was also a $1.0 million decrease in perpetual care trust income and a $1.0 million decrease in excess-land sale revenues. Interest income remained consistent for the three months ended June 30, 2016 and 2015.

Cost of goods sold was $9.7 million for the three months ended June 30, 2016, a decrease of $0.1 million from $9.8 million for the three months ended June 30, 2015. This decrease was principally due to a $0.1 million decrease in merchandise costs. Overall, cost of goods sold was consistent as a percentage of related revenues in both periods.

Cemetery expenses were $17.5 million for the three months ended June 30, 2016, a decrease of $1.8 million from $19.3 million for the three months ended June 30, 2015. This decrease was principally due to a $1.1 million decrease in personnel costs and a $0.7 million decrease in repair and maintenance expenses.

Selling expenses were $16.4 million for the three months ended June 30, 2016, an increase of $0.6 million from $15.8 million for the three months ended June 30, 2015. This increase was primarily due to a $0.8 million increase in advertising and marketing costs, partially offset by a $0.2 million decrease in personnel costs.

General and administrative expenses were $9.0 million for the three months ended June 30, 2016, a decrease of $0.2 million from $9.2 million for the three months ended June 30, 2015. This decrease was primarily due to a $0.6 million decrease in personnel costs, partially offset by a $0.4 million increase in general overhead expenses.

Depreciation and amortization expense was consistent with the prior period, with $2.0 million for the three months ended June 30, 2016 compared to $1.9 million for the three months ended June 30, 2015.

Funeral Home Operations

Overview

At June 30, 2016, we owned and operated 107 funeral homes. These properties are located in 19 states and Puerto Rico. Revenues from funeral home operations accounted for approximately 19.5% of our total revenues during three months ended June 30, 2016.

Operating Results

The following table presents operating results for our funeral home operations for the respective reporting periods (in thousands):

	Three months ended June 30,
	2016	2015
Merchandise	$6,569	$6,250
Services	8,170	7,244

Total revenue	14,739	13,494

Merchandise	1,835	2,066
Service	6,151	5,703
Depreciation and amortization	858	802
Other	4,746	4,380

Total expenses	13,590	12,951

Operating income	$1,149	$543

Funeral home merchandise revenues were $6.6 million for the three months ended June 30, 2016, an increase of $0.3 million from $6.3 million for the three months ended June 30, 2015. Funeral home service revenues were $8.2 million for the three months ended June 30, 2016, an increase of $1.0 million from $7.2 million for the three months ended June 30, 2015. The increases were mostly due to increases in casket and at-need service revenue, respectively, primarily due to the locations acquired in the last twelve months.

Funeral home expenses were $13.6 million for the three months ended June 30, 2016, an increase of $0.6 million from $13.0 million for the three months ended June 30, 2015. This increase principally consists of a $0.4 million increase in personnel costs primarily due to the locations acquired in the last twelve months and a $0.2 million increase in costs associated with insurance-related sales.

Corporate Overhead

Corporate overhead was $9.7 million for the three months ended June 30, 2016, a decrease of $0.7 million from $10.4 million for the three months ended June 30, 2015. This decrease was principally due to a $0.7 million decrease in personnel costs.

Corporate Depreciation and Amortization

Depreciation and amortization expense was consistent with the prior period, with $0.3 million for the three months ended June 30, 2016, an increase of $0.1 million from $0.2 million for the three months ended June 30, 2015.

Other Gains and Losses

In the second quarter of 2016, we obtained additional information related to two of the acquisitions that closed during 2015. The changes resulted in an adjustment to the gain on acquisition recognized during the year ended December 31, 2015, reducing the gain by $0.8 million via a loss recognized in the current period in accordance with GAAP. Also, we sold a warehouse during the period for a gain of $1.3 million, of which $0.7 million was deferred in accordance with sale-leaseback accounting.

Interest Expense

Interest expense was relatively consistent with the prior period, with $5.7 million for the three months ended June 30, 2016, a decrease of $0.1 million from $5.8 million for the three months ended June 30, 2015.

Income Tax Expense

Income tax expense was $0.5 million for the three months ended June 30, 2016, an increase of $0.2 million from $0.3 million for the three months ended June 30, 2015. Our effective tax rate differs from our statutory tax rate primarily because our legal entity structure includes different tax filing entities, including a significant number of partnerships that are not subject to paying tax.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Cemetery Operations

Operating Results

Revenues from cemetery operations accounted for approximately 79.3% of our total revenues during the six months ended June 30, 2016. The following table presents operating results for our cemetery operations for the respective reporting periods (in thousands):

	Six months ended June 30,
	2016	2015
Merchandise	$67,080	$62,979
Services	25,816	28,501
Interest income	4,481	4,384
Investment and other	21,692	23,624

Total revenue	119,069	119,488

Cost of goods sold	18,294	16,890
Cemetery expense	33,341	35,544
Selling expense	30,967	29,679
General and administrative expense	18,197	18,521
Depreciation and amortization	3,984	3,810

Total cost and expenses	104,783	104,444

Operating income	$14,286	$15,044

Cemetery merchandise revenues were $67.1 million for the six months ended June 30, 2016, an increase of $4.1 million from $63.0 million for the six months ended June 30, 2015. The increase is principally due to a combined $4.7 million increase in recognized sales of markers and mausoleums, partially offset by decreases in recognized sales of crypts and niches of approximately $0.6 million. Cemetery services revenues were $25.8 million for the six months ended June 30, 2016, a decrease of $2.7 million from $28.5 million for the six months ended June 30, 2015. This decrease was primarily due to a reduction in opening and closing service revenues. Investment and other income was $21.7 million for the six months ended June 30, 2016, a decrease of $1.9 million from $23.6 million for the six months ended June 30, 2015. This decrease was primarily due to a $3.0 million decrease in merchandise trust income attributable to a comparatively smaller deferred merchandise trust revenue balance in the current period and a $0.2 million decrease in perpetual care trust income, partially offset by $0.6 million increase in excess-land sale revenues with the remaining increase in miscellaneous income. Interest income remained consistent for both the six months ended June 30, 2016 and 2015.

Cost of goods sold was $18.3 million for the six months ended June 30, 2016, an increase of $1.4 million from $16.9 million for the six months ended June 30, 2015. This increase consisted principally of a $0.2 million increase in perpetual care costs and a $1.2 million increase in merchandise costs, related to the increase in interment right and marker revenues, and other changes in the value and mix of products.

Cemetery expenses were $33.3 million for the six months ended June 30, 2016, a decrease of $2.2 million from $35.5 million for the six months ended June 30, 2015. This decrease was principally due to a $1.7 million decrease in personnel costs and a $0.5 million decrease in repair and maintenance expenses.

Selling expenses were $31.0 million for the six months ended June 30, 2016, an increase of $1.3 million from $29.7 million for the six months ended June 30, 2015. This increase was primarily due to a $0.4 million increase in personnel costs and a $0.9 million increase in advertising and marketing costs.

General and administrative expenses were $18.2 million for the six months ended June 30, 2016, a decrease of $0.3 million from $18.5 million for the six months ended June 30, 2015. This decrease was primarily due to a $1.1 million decrease in personnel costs, $0.1 million decrease in insurance costs, partially offset by a $0.9 million increase in general overhead expenses.

Depreciation and amortization expense was relatively consistent with the prior period, with $4.0 million for the six months ended June 30, 2016 compared to $3.8 million for the six months ended June 30, 2015.

Funeral Home Operations

Operating Results

Revenues from funeral home operations accounted for approximately 20.7% of our total revenues during six months ended June 30, 2016. The following table presents operating results for our funeral home operations for the respective reporting periods (in thousands):

	Six months ended June 30,
	2016	2015
Merchandise	$14,025	$13,325
Services	17,037	15,429

Total revenue	31,062	28,754

Merchandise	3,984	4,442
Service	12,602	11,296
Depreciation and amortization	1,735	1,601
Other	9,886	8,561

Total expenses	28,207	25,900

Operating income	$2,855	$2,854

Funeral home merchandise revenues were $14.0 million for the six months ended June 30, 2016, an increase of $0.7 million from $13.3 million for the six months ended June 30, 2015. Funeral home service revenues were $17.0 million for the six months ended June 30, 2016, an increase of $1.6 million from $15.4 million for the six months ended June 30, 2015. The overall increase was largely due to the locations acquired in the last twelve months, specifically with increases in casket and at-need service revenue, respectively.

Funeral home expenses were $28.2 million for the six months ended June 30, 2016, an increase of $2.3 million from $25.9 million for the six months ended June 30, 2015. This increase principally consists of a $1.4 million increase in personnel costs primarily due to the locations acquired in the last twelve months and a $0.5 million increase in costs associated with insurance-related sales.

Corporate Overhead

Corporate overhead was $20.0 million for the six months ended June 30, 2016, an increase of $0.5 million from $19.5 million for the six months ended June 30, 2015. This increase was principally due to a $2.6 million increase in acquisition-related costs, partially offset by a $1.3 million decrease in personnel costs, a $0.3 million decrease in professional fees and a $0.5 million decrease in advertising and marketing costs due to improved expense management. Acquisition costs may vary from period to period depending on the amount of acquisition activity that takes place.

Corporate Depreciation and Amortization

Depreciation and amortization expense was consistent with the prior period, with $0.5 million for the six months ended June 30, 2016 and 2015.

Other Gains and Losses

In the second quarter of 2016, we obtained additional information related to two of the acquisitions that closed during 2015. The changes resulted in an adjustment to the gain on acquisition recognized during the year ended December 31, 2015, reducing the gain by $0.8 million via a loss recognized in the current period in accordance with GAAP. Also, we sold a warehouse during the period for a total gain of $1.3 million, of which $0.7 million was deferred in accordance with sale-leaseback accounting. In addition, a cease-use expense of $0.5 million was recorded due to the relocation of corporate headquarters to Trevose, Pennsylvania. We also sold a funeral home building and related real property for a net loss of $0.4 million.

Interest Expense

Interest expense was $11.5 million for the six months ended June 30, 2016, an increase of $0.3 million from $11.2 million for the six months ended June 30, 2015. This increase was principally due to an increase in interest expense on amounts outstanding under the credit facility, which had higher average amounts outstanding during the current period than the comparable period.

Income Tax Expense

Income tax expense was $0.8 million for the six months ended June 30, 2016, an increase of $0.4 million from $0.4 million for the six months ended June 30, 2015. Our effective tax rate differs from our statutory tax rate primarily because our legal entity structure includes different tax filing entities, including a significant number of partnerships that are not subject to paying tax.

Supplemental Data

The following table presents supplemental operating data for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Interments performed	13,401	14,024	27,034	28,636
Interment rights sold (1)
Lots	8,635	8,844	15,241	15,894
Mausoleum crypts (including pre-construction)	582	715	1,052	1,333
Niches	403	475	755	844

Net interment rights sold (1)	9,620	10,034	17,048	18,071

Number of cemetery contracts written	28,365	30,227	54,396	57,626
Number of pre-need cemetery contracts written	12,784	13,965	24,160	26,048
Number of at-need cemetery contracts written	15,581	16,262	30,236	31,578

(1)	Net of cancellations. Sales of double-depth burial lots are counted as two sales.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary sources of liquidity are cash generated from operations, borrowings under our revolving credit facility and capital raised through the issuance of additional limited partner units. As an MLP, our primary cash requirements, in addition to normal operating expenses, are for cash distributions, debt service and capital expenditures. In general, we expect to fund:

•	cash distributions in accordance with our partnership agreement and maintenance capital expenditures through available cash and cash flows from operating activities;

•	expansion capital expenditures and working capital deficits through cash generated from operations and additional borrowings; and

•	debt service obligations through additional borrowings or by the issuance of additional limited partner units or asset sales.

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

Cash Flows - Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Net cash flows provided by operating activities were $8.5 million during the six months ended June 30, 2016, an increase of $4.5 million from $4.0 million during the six months ended June 30, 2015. The $4.5 million favorable movement in net cash provided by operating activities resulted from a $6.2 million favorable movement in working capital and a $1.7 million unfavorable movement in net income excluding non-cash items. The favorable movement in working capital was principally due to larger withdrawals from and smaller realized gains in our merchandise trusts. The unfavorable movement in net income excluding non-cash items was due principally to our cemetery operations.

Net cash used in investing activities was $7.2 million during the six months ended June 30, 2016, a decrease of $0.1 million from $7.3 million during the six months ended June 30, 2015. Net cash used in investing activities during the six months ended June 30, 2016 consisted of $7.5 million for capital expenditures and $1.5 million for acquisitions, partially offset by proceeds from asset sales of $1.8 million. Net cash used in investing activities during the six months ended June 30, 2015 principally consisted of $7.3 million for capital expenditures.

Net cash flows used in financing activities were $7.0 million for the six months ended June 30, 2016 compared to net cash flows provided by financing activities of $6.3 million for the six months ended June 30, 2015. Cash flows used in financing activities during the six months ended June 30, 2016 consisted primarily of cash distributions of $44.7 million and $36.5 million of net repayments of debt, partially offset by $74.5 million of net proceeds from the issuance of common units. Cash flows provided by financing activities during the six months ended June 30, 2015 consisted primarily of $42.6 million of net borrowings, partially offset by cash distributions of $36.3 million.

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

The following table summarizes maintenance and expansion capital expenditures, excluding amounts paid for acquisitions, for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Maintenance capital expenditures	$1,289	$2,065	$4,293	$3,379
Expansion capital expenditures	1,655	2,370	3,211	3,871

Total capital expenditures	$2,944	$4,435	$7,504	$7,250

Issuance of Common Units

During the six months ended June 30, 2016, we issued 903,682 common units under the ATM program for net proceeds of $23.0 million.

On April 20, 2016, we completed a follow-on public offering of 2,000,000 common units at a public offering price of $23.65 per unit. Additionally, the underwriters exercised their option to purchase an additional 300,000 common units. The offering resulted in net proceeds, after deducting underwriting discounts and offering expenses, of $51.5 million. The proceeds from the offering were used to pay down outstanding indebtedness under the Credit Facility.

Long-Term Debt

Credit Facility

We are a party to the Fourth Amended and Restated Credit Agreement, as amended (the “Credit Agreement”), which provides for a single revolving credit facility of $180.0 million (the “Credit Facility”) maturing on December 19, 2019. Additionally, the Credit Agreement provides for an uncommitted ability to increase the Credit Facility by an additional $70.0 million. Our obligations under the Credit Facility are secured by substantially all of our assets, excluding those held in trust. Borrowings under the Credit Facility are classified as either acquisition draws or working capital draws. Acquisition draws may be utilized to finance permitted acquisitions, the purchase and construction of mausoleums and related costs or the net amount of merchandise trust deposits. Working capital draws may be utilized to finance working capital requirements, capital expenditures and for other general corporate purposes. The amount of the Credit Facility that is available for working capital draws is subject to a borrowing formula equal to 85% of eligible accounts receivable, as defined within the Credit Agreement. At June 30, 2016, the amount available under the Credit Facility for working capital advances under this limit was $143.9 million, of which $68.0 million was outstanding at June 30, 2016.

Each individual acquisition draw is subject to equal quarterly amortization of the principal amount, with annual principal payments comprised of ten percent of the related advance amount, commencing on the second anniversary of such advance, with the remaining principal due on December 19, 2019, subject to certain mandatory prepayment requirements. Up to $10.0 million of the Credit Facility may be in the form of standby letters of credit, of which there were $6.5 million outstanding at June 30, 2016 and none outstanding at December 31, 2015.

Borrowings under the Credit Facility bear interest, at our election, at either an adjusted LIBOR rate plus an applicable margin between 2.25% and 4.00% per annum or the base rate (which is the higher of the bank’s prime rate, the Federal funds rate plus 0.5% or one-month LIBOR plus 1.00%) plus an applicable margin between 1.25% and 3.00% per annum. We are also required to pay a fee on the unused portion of the Credit Facility at a rate between 0.375% and 0.8% per annum, which is included within interest expense on our consolidated statements of operations. At June 30, 2016, the weighted average interest rate on outstanding borrowings under the Credit Facility was 4.4%.

The Credit Agreement contains customary covenants that limit our ability to incur additional indebtedness, grant liens, make loans or investments, make cash distributions if a default exists or would result from the distribution, merger or consolidation with other persons, or engage in certain asset dispositions including the sale of all or substantially all of its assets. We were in compliance with these covenants as of June 30, 2016. The Credit Agreement also requires us to maintain:

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

Senior Notes

On May 28, 2013, we issued $175.0 million aggregate principal amount of 7.875% Senior Notes due 2021 (the “Senior Notes”). We pay 7.875% interest per annum on the principal amount of the Senior Notes, payable in cash semi-annually in arrears on June 1 and December 1 of each year. The net proceeds from the offering were used to retire a $150.0 million aggregate principal amount of 10.25% Senior Notes due 2017 and the remaining proceeds were used for general corporate purposes. The Senior Notes were issued at 97.832% of par resulting in gross proceeds of $171.2 million with an original issue discount of approximately $3.8 million. We incurred debt issuance costs and fees of approximately $4.6 million. These costs and fees are deferred and are being amortized over the life of these notes. The Senior Notes mature on June 1, 2021.

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

The Senior Notes are jointly and severally guaranteed by certain of our material subsidiaries. The Indenture governing the Senior Notes contains covenants, including limitations of our ability to incur certain additional indebtedness and liens, make certain dividends, distributions, redemptions or investments, enter into certain transactions with affiliates, make certain asset sales, and engage in certain mergers, consolidations or sales of all or substantially all of our assets, among other items. As of June 30, 2016, we were in compliance with these covenants.

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

INTEREST-BEARING INVESTMENTS

Our fixed-income securities subject to market risk consist primarily of certain investments in our merchandise trusts and perpetual care trusts. As of June 30, 2016, the fair value of fixed-income securities in our merchandise trusts and perpetual care trusts represented 1.8% and 4.4%, respectively, of the fair value of total trust assets. The aggregate of the quoted fair value of these fixed-income securities was $8.8 million and $14.0 million in the merchandise trusts and perpetual care trusts, respectively, as of June 30, 2016. Holding all other variables constant, a hypothetical 1% change in variable interest rates on these fixed-income securities would change the fair market value of the assets in our merchandise trusts and perpetual care trusts each by approximately $0.1 million, based on discounted expected future cash flows. If these securities are held to maturity, no change in fair market value will be realized. Our money market and other short-term investments subject to market risk consist primarily of certain investments in our merchandise trusts and perpetual care trusts. As of June 30, 2016, the fair value of money market and short-term investments in our merchandise trusts and perpetual care trusts represented 5.8% and 11.2%, respectively, of the fair value of total trust assets. The aggregate of the quoted fair value of these money market and short-term investments was $28.6 million and $35.9 million in the merchandise trusts and perpetual care trusts, respectively, as of June 30, 2016. Holding all other variables constant, a hypothetical 1% change in variable interest rates on these money market and short-term investments would change the fair market value of the assets in our merchandise trusts and perpetual care trusts by approximately $0.3 million and $0.4 million respectively, based on discounted expected future cash flows.

MARKETABLE EQUITY SECURITIES

Our marketable equity securities subject to market risk consist primarily of certain investments held in our merchandise trusts and perpetual care trusts. These assets consist of investments in both individual equity securities as well as closed and open-ended mutual funds. As of June 30, 2016, the fair value of marketable equity securities in our merchandise trusts and perpetual care trusts represented 8.0% and 0.6%, respectively, of the fair value of total trust assets. The aggregate of the quoted fair market value of these marketable equity securities was $39.7 million and $2.1 million in our merchandise trusts and perpetual care trusts, respectively, as of June 30, 2016, based on final quoted sales prices. Holding all other variables constant, a hypothetical 10% change in average market prices of the equity securities would change the fair market value of the assets in our merchandise trusts and perpetual care trusts by approximately $4.0 million and $0.2 million, respectively. As of June 30, 2016, the fair value of marketable closed and open-ended mutual funds in our merchandise trusts represented 76.1% of the fair value of total trust assets, 64.2% of which pertained to fixed-income mutual funds. As of June 30, 2016, the fair value of closed and open-ended mutual funds in our perpetual care trusts represented 62.0% of total trust assets, 80.4% of which pertained to fixed-income mutual funds. The aggregate of the quoted fair market value of these closed and open-ended mutual funds was $376.4 million and $199.6 million, respectively, in the merchandise trusts and perpetual care trusts as of June 30, 2016, of which $241.6 million and $160.4 million, respectively, pertained to fixed-income mutual funds. Holding all other variables constant, a hypothetical 10% change in the average market prices of the closed and open-ended mutual funds would change the fair market value of the assets in our merchandise trusts and perpetual care trusts by approximately $37.6 million and $20.0 million, respectively. As of June 30, 2016, the fair value of other investment funds in our merchandise trusts and perpetual care trusts represented 5.6% and 21.6%, respectively, of the fair value of total trust assets. The fair market value of the holdings in these funds was $27.6 million and $69.5 million in our merchandise trusts and perpetual care trusts, respectively, as of June 30, 2016, based on net asset value quotes. Holding all other variables constant, a hypothetical 10% change in the average net asset value quotes would change the fair market value of the assets in our merchandise trusts and perpetual care trusts by approximately $2.8 million and $7.0 million, respectively.

DEBT INSTRUMENTS

Our Credit Facility bears interest at a floating rate, based on LIBOR, which is adjusted quarterly. This subjects us to increases in interest expense resulting from movements in interest rates. As of June 30, 2016, we had $112.5 million of borrowings outstanding under our Credit Facility, which generally bears interest at a variable rate. Holding all other variables constant, a hypothetical 1% change in variable interest rates would change our consolidated interest expense for the six-month period ending June 30, 2016 by approximately $0.6 million.

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

There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 6.	Exhibits

Exhibits are listed in the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STONEMOR PARTNERS L.P.

By: StoneMor GP LLC
its general partner

August 5, 2016	/s/ Lawrence Miller
Lawrence Miller
Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

August 5, 2016	/s/ Sean P. McGrath
Sean P. McGrath
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Restricted Phantom Unit Agreement under the StoneMor Partners L.P. 2014 Long-Term Incentive Plan, entered into as of April 1, 2016, by and between StoneMor GP LLC and William Shane.

10.2	Letter Agreement by and between Austin So and StoneMor GP LLC, dated May 26, 2016.

10.3	Confidentiality, Nondisclosure and Restrictive Covenant Agreement by and between Austin So and StoneMor GP LLC, dated May 26, 2016.

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors.

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of Sean P. McGrath, Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith).

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Sean P. McGrath, Chief Financial Officer (furnished herewith).

101	Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of June 30, 2016, and December 31, 2015; (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015; (iii) Unaudited Condensed Consolidated Statement of Partners’ Capital (Deficit); (iv) Unaudited Condensed Consolidated Statement of Cash Flows for the three and six months ended June 30, 2016 and 2015; and (v) Notes to the Unaudited Condensed Consolidated Financial Statements. Users of this data are advised that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of StoneMor Partners L.P.