Form 10-K/A
period 2015-12-31
STONEMOR PARTNERS LP
filed 2016-11-09
CIK 1286131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Explanatory Note

We are filing this Amendment No. 1 to our annual report on Form 10-K (“Form 10-K/A”) for the year ended December 31, 2015, which was originally filed on February 29, 2016 (“Original Filing”), to restate the Partnership’s audited consolidated financial statements as of December 31, 2015 and 2014, and for each of the three years in the period ended December 31, 2015, the related notes thereto, and the Partnership’s unaudited quarterly consolidated financial information for the years ended December 31, 2015 and 2014, included in the Original Filing (“Restatement”).

This Form 10-K/A contains only Item 1A (Risk Factors of Part I), Item 6 (Selected Financial Data), Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), Item 8 (Financial Statements and Supplementary Data) and Item 9A (Controls and Procedures) of Part II and Item 15 (Exhibits, Financial Statement Schedules) of Part IV, and items including information not affected by the Restatement have not been repeated in this Form 10-K/A.

The Restatement corrects accounting errors related to:

1)	The allocation of net loss to the General Partner and the limited partners for the purposes of determining the general partner’s and limited partners’ capital accounts presented within “Partners’ capital,” and the corresponding effect on “net loss per limited partner unit (basic and diluted)” for each of the three years in the period ended December 31, 2015;

2)	The presentation of certain components of “Cemetery property”, “Property and equipment, net of accumulated depreciation”, “Goodwill and intangible assets”, “Deferred cemetery revenues, net”, “Merchandise liability”, “Accounts payable and accrued liabilities” and “Common limited partners’ interest” as of December 31, 2015 and 2014;

3)	The presentation of “Cemetery merchandise revenues”, Cemetery service revenues”, and “Cost of goods sold” related to assumed performance obligations from acquisitions for each of the three years in the period ended December 31, 2015;

4)	The recording of incorrect amounts of investment revenues and expenses related to merchandise and perpetual care trusts on the consolidated statement of operations and the incorrect tracking of perpetual care-trusting obligations on the consolidated balance sheets;

5)	The recognition of incorrect amounts of revenue from deferred pre-acquisition contracts in the consolidated statement of operations based on inaccurate system inputs;

6)	Other adjustments principally relating to the recognition, accuracy and/or classification of certain amounts in “Deferred cemetery revenues, net”, “Merchandise liabilities”, and “Other current assets”; and

7)	The corresponding effect of the foregoing accounting errors on the Partnership’s income tax accounts, consolidated statement of partners’ capital, consolidated statement of cash flows, and the related notes thereto, disclosed in the Partnership’s consolidated financial statements as of December 31, 2015 and 2014, and for each of the three years in the period ended December 31, 2015 included in “Item 8 – Financial Statements and Supplementary Data” to this Form 10-K/A (“Item 8”), as well as Note 20, Quarterly Results of Operations (Unaudited), in the Partnership’s consolidated financial statements included in Item 8.

Note 2, Restatement of Previously Issued Consolidated Financial Statements, in the Partnership’s consolidated financial statements included in Item 8 provides further information regarding the Restatement. Note 20, Quarterly Results of Operations (Unaudited), in the Partnership’s consolidated financial statements included in Item 8 presents the effect of this Restatement on the Partnership’s unaudited quarterly consolidated financial information for the years ended December 31, 2015 and 2014. “Item 6 – Selected Financial Data” to this Form 10-K/A (“Item 6”) summarizes the effect of this Restatement on the Partnership’s 2015, 2014, 2013, 2012, and 2011 selected consolidated financial data. “Item 9A – Controls and Procedures” to this Form 10-K/A discloses the material weaknesses in the Partnership’s internal controls associated with the Restatement, as well as management’s conclusion that the Partnership’s internal controls over financial reporting were not effective as of December 31, 2015. As disclosed therein, management is currently evaluating the changes needed in the Partnership’s internal controls over financial reporting to remediate these material weaknesses.

This Form 10-K/A does not reflect events occurring after the filing of the Original Filing and does not substantively modify or update the disclosures therein other than as required to reflect the adjustments described above and to state our current address of principal executive offices on the cover page of Form 10-K/A. See Note 2 to the accompanying consolidated financial statements, set forth in Item 8 of this Form 10-K/A, for additional information.

We are also filing currently dated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1, and 32.2 to this Form 10-K/A.

Concurrently with the filing of this Form 10-K/A, we are filing an amendment to our quarterly reports on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016 to restate our previously filed unaudited condensed consolidated financial statements and amend related information.

Unless the context otherwise requires, references to “we,” “us,” “our,” “StoneMor,” the “Company,” or the “Partnership” are to StoneMor Partners L.P. and its subsidiaries.

FORM 10-K/A OF STONEMOR PARTNERS L.P.

PART I

ITEM 1A.	RISK FACTORS (Revised)

This Item 1A. in Form 10-K/A does not reflect events occurring after the filing of the Original Filing and does not substantively modify or update the risk factors herein other than as required to reflect the adjustments described in the Explanatory Note.

RISK FACTORS RELATED TO OUR BUSINESS

Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the risks set forth below. The risks described below should not be considered comprehensive and all-inclusive. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any events occur that give rise to the following risks, our business, financial condition or results of operations could be materially and adversely impacted. These risk factors should be read in conjunction with other information set forth in this Annual Report on Form 10-K/A, including our consolidated financial statements and the related notes. Many such factors are beyond our ability to control or predict. Investors are cautioned not to put undue reliance on forward-looking statements that involve risks and uncertainties.

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

Our returns on these investments are affected by financial market conditions that are beyond our control. If the investments in our trust funds experience significant declines, there could be insufficient funds in the trusts to cover the costs of delivering services and merchandise or maintaining cemeteries in the future. We may be required to cover any such shortfall with cash flows from operations, which could have a material adverse effect on our financial condition, results of operations or cash flows. For more information related to our trust investments, refer to our consolidated financial statements in “Item 8,” of this Form 10-K/A.

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

We have restated our prior consolidated financial statements, which may lead to additional risks and uncertainties, including loss of investor confidence and negative impacts on our stock price.

As discussed in the Explanatory Note and Note 2 to our consolidated financial statements included in Item 8 of this Form 10-K/A, we have restated our audited consolidated financial statements as of December 31, 2015 and 2014, and for each of the three years ended December 31, 2015 (the “Restated Periods”). The determination to restate the financial statements for the Restated Periods was agreed to by our Audit Committee upon management’s recommendation following the identification of errors noted in Note 2 to our consolidated financial statements included in Item 8 of this Form 10-K/A. Due to the errors, management and our Audit Committee concluded that our previously issued financial statements for the Restated Periods should no longer be relied upon. Our Annual Report on Form 10-K for the year ended December 31, 2015 has been amended to reflect the restatement of our financial statements for the Restated Periods (the “Restatement”).

As a result of these events, we have become subject to a number of additional costs and risks, including unanticipated costs for accounting and legal fees in connection with or related to the Restatement and the remediation of our ineffective disclosure controls and procedures and material weaknesses in internal control over financial reporting. In addition, the attention of our management team has been diverted by these efforts. We could be subject to additional stockholder, governmental, or other actions in connection with the Restatement or other matters. Any such proceedings will, regardless of the outcome, consume a significant amount of management’s time and attention and may result in additional legal, accounting, insurance and other costs. If we do not prevail in any such proceedings, we could be required to pay substantial damages or settlement costs. In addition, the Restatement and related matters could impair our reputation or could cause our counterparties to lose confidence in us. Each of these occurrences could have a material adverse effect on our business, results of operations, financial condition and unit price.

We have identified material weaknesses in our internal control over financial reporting and determined that our disclosure controls and procedures were not effective which could, if not remediated, result in additional material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures and internal control over our financial reporting, as defined in Rules 13a- 15(e) and 13a-15(f)), respectively, under the Securities Exchange Act of 1934. As disclosed in Item 9A of this Form 10-K/A, management identified material weaknesses in our internal control over financial reporting and determined our disclosure controls and procedures were not effective as of December 31, 2015. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weaknesses identified in Item 9A of this Form 10-K/A, our management concluded that we did not maintain effective disclosure controls and procedures and internal control over financial reporting as of December 31, 2015. This Form 10-K/A reflects the change in management’s conclusion regarding the effectiveness of our disclosure controls and procedures and internal control over financial reporting as of December 31, 2015 as well as an adverse opinion of our independent registered public accounting firm on the effectiveness of our internal control over financial reporting, as discussed in Item 9A of this Form 10-K/A.

We are in the process of developing and implementing the remediation plan to address the material weaknesses in internal control over financial reporting and ineffective disclosure controls and procedures. We expect such remediation plans will be implemented and tested for effectiveness as of December 31, 2016. If our remedial measures are insufficient, or if additional material weaknesses or significant deficiencies in our internal controls occur in the future, we could be required to restate our financial results, which could materially and adversely affect our business, results of operations, and financial condition, restrict our ability to access the capital markets, require us to expend significant resources to correct the weaknesses or deficiencies, harm our reputation or otherwise cause a decline in investor confidence.

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

PART II

ITEM 6.	SELECTED FINANCIAL DATA (Revised)

As discussed in the Explanatory Note to this Form 10-K/A (the “Explanatory Note”) and Note 2, Restatement of Previously Issued Consolidated Financial Statements, in the Partnership’s consolidated financial statements included in Item 8, the consolidated financial statements of the Partnership as of December 31, 2015 and 2014, and for each of the three years in the period ended December 31, 2015 have been revised to give effect to the Restatement. Accordingly, the 2015 and 2014 selected consolidated financial data presented in the table below has been revised to give effect to the Restatement, as derived from the Partnership’s audited consolidated financial statements included in Item 8. In addition, certain of the accounting errors discussed in the Explanatory Note and Note 2, Restatement of Previously Issued Consolidated Financial Statements, in the Partnership’s consolidated financial statements included in Item 8, were determined by management to be material to the Partnership’s consolidated financial statements as of December 31, 2013, 2012 and 2011, and for the two years in the period ended December 31, 2012. Accordingly, the 2013, 2012 and 2011 selected consolidated financial data presented in the table below has also been revised to give effect to the material errors associated with the Restatement. In addition, as previously disclosed in the Original Filing, the 2013 and 2011 selected financial data presented in the table below has been recast to retrospectively reflect adjustments made to our initial assessment of the net values of assets and liabilities acquired in acquisitions.

The following tables should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 and the Partnership’s audited consolidated financial statements included in Item 8.

	As of and for the Years Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except for per unit data)
	(As restated)
STATEMENT OF OPERATIONS DATA:				(1)	(2)
Revenues:
Cemetery:
Merchandise	$143,044	$145,922	$118,936	$120,015	$116,201
Services	59,176	54,557	46,388	48,067	48,831
Investment and other	59,595	54,624	45,247	45,563	40,946
Funeral home:
Merchandise	26,722	21,060	18,922	15,551	12,810
Services	31,048	27,626	26,033	20,128	17,594

Total revenues	319,585	303,789	255,526	249,324	236,382

Costs and Expenses:
Cost of goods sold	52,019	47,311	38,522	37,254	34,517
Cemetery expense	71,296	64,672	57,566	55,410	57,145
Selling expense	58,884	55,277	47,832	46,878	45,291
General and administrative expense	36,371	35,110	31,873	28,928	29,544
Corporate overhead	38,609	34,723	29,926	31,292	28,370
Depreciation and amortization	12,803	11,081	9,548	9,431	8,534
Funeral home expenses:
Merchandise	6,928	6,659	5,569	5,200	4,473
Services	22,959	20,470	19,190	14,574	11,717
Other	17,526	12,581	10,895	8,951	7,364

Total cost and expenses	317,395	287,884	250,921	237,918	226,955

Operating income	2,190	15,905	4,605	11,406	9,427
Gain on acquisitions and divestitures	1,540	656	2,685	122	92
Gain on settlement agreement, net	—	888	12,261	1,737	—
Legal settlement	(3,135)	—	—	—	—
Loss on early extinguishment of debt	—	(214)	(21,595)	—	(4,463)
Loss on impairment of long-lived assets	(296)	(440)	—	—	—
Interest expense	(22,585)	(21,610)	(21,070)	(20,503)	(19,198)

Loss before income taxes	(22,286)	(4,815)	(23,114)	(7,238)	(14,142)
Income tax benefit (expense)	(938)	(4,057)	3,514	1,620	4,198

Net loss	$(23,224)	$(8,872)	$(19,600)	$(5,618)	$(9,944)

Net loss per limited partner unit (basic and diluted)	$(0.88)	$(0.41)	$(0.98)	$(0.33)	$(0.56)
BALANCE SHEET DATA (at period end):
Cemetery property	$334,457	$332,659	$309,234	$305,357	$296,601
Total assets	$1,694,357	$1,699,454	$1,475,405	$1,345,470	$1,252,145
Deferred revenues	$815,421	$800,288	$720,863	$634,581	$580,257
Total debt, net of deferred financing costs	$318,839	$278,540	$283,624	$245,711	$186,505
Total partners’ capital	$181,546	$205,610	$102,754	$130,942	$178,255
CASH FLOW DATA:
Net cash flow provided by operating activities	$4,062	$19,448	$35,077	$31,896	$5,466
Net cash flow used in investing activities	$(34,139)	$(123,658)	$(26,697)	$(39,948)	$(29,186)
Net cash flow provided by (used in) financing activities	$34,829	$102,436	$(4,151)	$3,940	$28,243
Change in assets and liabilities:
Net cash flow used in the change to merchandise trust assets	$(52,332)	$(28,828)	$(36,919)	$(11,806)	$(23,889)
Cash paid for capital expenditures	$(15,339)	$(14,574)	$(12,752)	$(11,972)	$(13,166)

(1)	The net impact of the material errors associated with the Restatement as of and for the year ended December 31, 2012 was an increase of $6.7 million in total revenues, a decrease of $2.4 million in operating income, an increase in net loss of $2.6 million, an increase of 18 cents in net loss per limited partner unit (basic and diluted), a decrease of $4.6 million in cemetery property, an increase of $11.0 million in total assets, an increase of $136.7 million in deferred revenues, and a decrease of $4.2 million in total partners’ capital. The Restatement adjustments affecting the consolidated statement of cash flows for the year ended December 31, 2012 are included in the Partnership’s net loss from operations and are offset by changes in operating assets and liabilities. There were no adjustments related to cash provided by or used in investing and financing activities.
(2)	The net impact of the material errors associated with the Restatement as of and for the year ended December 31, 2011 was an increase of $8.0 million in total revenues, a decrease of $0.4 million in operating income, an increase in net loss of $0.2 million, an increase of 6 cents in net loss per limited partner unit (basic and diluted), a decrease of $2.3 million in cemetery property, an increase of $12.2 million in total assets, an increase of $138.6 million in deferred revenues, and a decrease of $2.0 million in total partners’ capital. The Restatement adjustments affecting the consolidated statement of cash flows for the year ended December 31, 2011 are included in the Partnership’s net loss from operations and are offset by changes in operating assets and liabilities. There were no adjustments related to cash provided by or used in investing and financing activities.

	Years Ended December 31,
	2015	2014	2013	2012	2011
OPERATING DATA:
Interments performed	54,837	50,566	45,470	45,128	45,236
Interment rights sold (1)
Lots	33,262	31,774	27,339	26,638	26,403
Mausoleum crypts (including pre-construction)	2,205	2,186	2,108	2,206	2,518
Niches	1,619	1,466	1,096	985	1,126

Net interment rights sold (1)	37,086	35,426	30,543	29,829	30,047

Number of cemetery contracts written	113,696	103,859	97,220	96,308	100,289
Cemetery contract revenues, in thousands	$262,383	$238,331	$214,857	$207,783	$202,290
Average amount per contract	$2,308	$2,295	$2,210	$2,157	$2,017
Number of pre-need cemetery contracts written	52,228	48,585	48,272	47,186	49,533
Pre-need cemetery contract revenues, in thousands (1)	$158,806	$145,607	$134,857	$128,437	$122,789
Average amount per pre-need contract	$3,041	$2,997	$2,794	$2,722	$2,479
Number of at-need cemetery contracts written	61,468	55,274	48,948	49,122	50,756
At-need cemetery contract revenues, in thousands (1)	$103,577	$92,724	$80,000	$79,346	$79,501
Average amount per at-need contract	$1,685	$1,678	$1,634	$1,615	$1,566

(1)	Net of cancellations. Sales of double-depth burial lots are counted as two sales.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (REVISED)

As discussed in the Explanatory Note to this Form 10-K/A and Note 2, Restatement of Previously Issued Consolidated Financial Statements, in the Partnership’s consolidated financial statements included in Item 8 to this Form 10-K/A, the consolidated financial statements of the Partnership as of December 31, 2015 and 2014, and for each of the three years in the period ended December 31, 2015 have been revised to give effect to the Restatement. Accordingly, the discussion and analysis below for the years ended December 31, 2015, 2014, and 2013 has been revised to give effect to the Restatement. The revised discussion and analysis presented below provides information to assist in understanding our financial condition and results of operations, and should be read in conjunction with the Partnership’s selected consolidated financial data included in Item 6 and the Partnership’s consolidated financial statements included in Item 8.

Certain statements contained in this Form 10-K/A, including, but not limited to, information regarding our operating activities, the plans and objectives of our management, and assumptions regarding our future performance and plans are forward-looking statements. When used in this Form 10-K/A, the words “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are based on management’s expectations and estimates. These statements are neither promises nor guarantees and are made subject to certain risks and uncertainties that could cause actual results to differ materially from the results stated or implied in this Form 10-K/A.

Our major risks are related to uncertainties associated with the cash flow from pre-need and at-need sales, trusts and financings, which may impact our ability to meet our financial projections, service our debt, pay distributions, and increase our distributions, as well as with our ability to maintain an effective system of internal control over financial reporting and disclosure controls and procedures.

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

Our risks and uncertainties are more particularly described in “Item 1A. Risk Factors” of the Original Filing and this Form 10-K/A. Readers are cautioned not to place undue reliance on forward-looking statements included in this Form 10-K/A, which speak only as of the date the statements were made. Except as required by applicable laws, we undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

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

REVENUE RECOGNITION

Cemetery Operations

Our cemetery revenues are principally derived from sales of interment rights, merchandise and services. These sales occur both at the time of death, which we refer to as at-need, and prior to the time of death, which we refer to as pre-need. Pre-need sales are typically sold on an installment plan. At-need cemetery sales and pre-need merchandise and services sales are recognized as revenue when the merchandise is delivered or the service is performed. For pre-need sales of interment rights, we recognize the associated revenue when we have collected 10% of the sales price from the customer. We consider our cemetery merchandise delivered to our customer when it is either installed or ready to be installed and delivered to a third-party storage facility until it is needed, with ownership transferred to the customer at that time. Pre-need sales that have not yet been recognized as revenue are recognized as deferred revenues, a liability on our consolidated balance sheet. Direct costs associated with pre-need sales that are recognized as deferred revenues, such as sales commissions, are recognized as deferred selling and obtaining costs, an asset on our consolidated balance sheet, until the merchandise is delivered or the services are performed.

Funeral Home Operations

Our funeral home revenues are principally derived from at-need and pre-need sales of merchandise and services. Pre-need sales are typically sold on an installment plan. Both at-need and pre-need funeral home sales are recognized as revenue when the merchandise is delivered or the service is performed. Pre-need sales that have not yet been recognized as revenue are recognized as deferred revenues, a liability on our consolidated balance sheet. Direct costs associated with pre-need sales that are recognized as deferred revenues, such as sales commissions, are recognized as deferred selling and obtaining costs, an asset on our consolidated balance sheet, until the merchandise is delivered or the services are performed. Our funeral home operations also include revenues related to the sale of term and final expense whole life insurance. As an agent for these insurance sales, we earn and recognize commission-related revenue streams from the sales of these policies.

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

Cemetery Operations

Overview

We are currently the second largest owner and operator of cemeteries in the United States. As of December 31, 2015, we operated 307 cemeteries in 27 states and Puerto Rico. We own 276 of these cemeteries and we manage or operate the remaining 31 under lease, operating or management agreements. Revenues from cemetery operations accounted for approximately 81.9% of our total revenues during the year ended December 31, 2015.

Operating Results

The following table presents operating results for our cemetery operations for the respective reporting periods (in thousands):

	Years Ended December 31,
	2015	2014	2013
Merchandise	$143,044	$145,922	$118,936
Services	59,176	54,557	46,388
Interest income	8,671	7,628	6,926
Investment and other	50,924	46,996	38,321

Total revenue	261,815	255,103	210,571
Cost of goods sold	52,019	47,311	38,522
Cemetery expense	71,296	64,672	57,566
Selling expense	58,884	55,277	47,832
General and administrative expense	36,371	35,110	31,873

Total cost and expenses	218,570	202,370	175,793

Operating income	$43,245	$52,733	$34,778

Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014

Cemetery merchandise revenues were $143.0 million for the year ended December 31, 2015, a decrease of $2.9 million from $145.9 million for the year ended December 31, 2014, primarily related to a decrease in recognized revenues from contracts assumed in acquisitions. Cemetery services revenues were $59.2 million for the year ended December 31, 2015, an increase of $4.6 million from $54.6 million for the year ended December 31, 2014. This increase was primarily due to a $4.7 million increase in opening and closing service revenues, principally from the Archdiocese of Philadelphia properties we operate and other acquisitions completed during calendar year 2014. Interest income was $8.7 million for the year ended December 31, 2015, an increase of $1.1 million from the year ended December 31, 2014, which was primarily due to a larger average accounts receivable balance during calendar year 2015. Investment and other income was $50.9 million for the year ended December 31, 2015, an increase of $3.9 million from $47.0 million for the year ended December 31, 2014. This increase was primarily attributable to perpetual care trust income, which was $15.9 million for the year ended December 31, 2015, representing a $3.2 million increase from $12.7 million earned during the year ended December 31, 2014. The increase in perpetual care trust earnings is attributed to a combination of growth in invested capital throughout 2015 and favorable returns provided by income-producing securities. In addition, merchandise trust income was $13.2 million for the year ended December 31, 2015, an increase of $0.3 million from $12.9 million for the year ended December 31, 2014. This change is primarily attributable to increases in overall contract servicing, because accumulated merchandise trust revenues are recognized in tandem with the delivery of the underlying merchandise or performance of the underlying services. The remaining $0.4 million increase in investment and other income is attributed to changes in revenue derived from large land sales, document-processing fees and other miscellaneous cemetery revenues.

Cost of goods sold was $52.0 million for the year ended December 31, 2015, an increase of $4.7 million from $47.3 million for the year ended December 31, 2014. This increase consisted principally of a land sale that occurred during 2015 that had a cost basis of $1.8 million, a $0.9 million increase in perpetual care trusting costs due to an increase in burial right values, and changes in the value and mix of products and property rights sold.

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

Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013

Cemetery merchandise revenues were $145.9 million for the year ended December 31, 2014, an increase of $27.0 million from $118.9 million for the year ended December 31, 2013. The increase was principally due to a significant increase in lot, vault, crypt, niche and marker revenues, primarily from the Archdiocese of Philadelphia properties and other acquisitions completed during calendar year 2014. Cemetery service revenues were $54.6 million for the year ended December 31, 2014, an increase of $8.2 million from $46.4 million for the year ended December 31, 2013. This increase was primarily due to a $6.7 million increase in opening and closing service revenues, principally from the properties acquired during calendar year 2014, and a $0.8 million increase in marker installation revenues. Investment and other income was $47.0 million for the year ended December 31, 2014, an increase of $8.7 million from $38.3 million for the year ended December 31, 2013. This increase was primarily due to a $4.0 million increase in large land sale revenues and a $3.1 million increase in trust income due to higher invested capital amounts in both of our trusts and increased income withdrawals from our merchandise trusts. The remaining $1.6 million increase in investment and other income is attributed to changes in revenue derived from document-processing fees from higher contract volume and other miscellaneous cemetery revenues. Interest income was $7.6 million for the year ended December 31, 2014, a $0.7 million increase from $6.9 million for the year ended December 31, 2013, which was primarily due to a larger average accounts receivable balance during calendar year 2014.

Cost of goods sold was $47.3 million for the year ended December 31, 2014, an increase of $8.8 million from $38.5 million for the year ended December 31, 2013. This increase consisted principally of a $2.0 million increase in perpetual care trusting costs due to an increase in burial right values and correlative increases in the cost of property and merchandise sold, including costs related to increased servicing of contracts assumed in recent acquisitions.

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

Funeral Home Operations

Overview

As of December 31, 2015, we owned and operated 105 funeral homes. These properties are located in 19 states and Puerto Rico. Revenues from funeral home operations accounted for approximately 18.1% of our total revenues during the year ended December 31, 2015.

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

Income tax benefit (expense)

Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014

Income tax expense was $0.9 million for the year ended December 31, 2015 compared to $4.1 million for the prior year. Our effective tax rate differs from our statutory tax rate primarily because our legal entity structure includes different tax filing entities, including a significant number of partnerships that are not subject to paying tax.

Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013

We had an income tax expense of $4.1 million for the year ended December 31, 2014, compared to an income tax benefit of $3.5 million during 2013. The increase in income tax expense was primarily due to revised estimates regarding the usage of our federal net operating loss carryforwards. Our effective tax rate differs from our statutory tax rate primarily because our legal entity structure includes different tax filing entities, including a significant number of partnerships that are not subject to paying tax.

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

Cash Flows - Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Net cash flows provided by operating activities were $4.1 million during the year ended December 31, 2015, a decrease of $15.4 million from $19.5 million during the year ended December 31, 2014. The $15.4 million unfavorable movement in net cash provided by operating activities resulted from an $10.6 million unfavorable movement in net income excluding non-cash items and a $4.8 million unfavorable movement in working capital. The unfavorable movement in net income excluding non-cash items was due principally to the recognition of a $3.1 million loss on legal settlement during calendar year 2015 and the growth of our partnership and certain expenses during calendar 2015, including general and administrative expenses and corporate overhead, although the majority of cemetery pre-need sales associated with that growth did not meet the delivery criteria for revenue recognition. The unfavorable movement in working capital was due principally to increased contributions to trusts due to increases in pre-need sales between periods, partially offset by other movements in assets and liabilities due to timing differences.

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

Cash Flows - Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Net cash flows provided by operating activities were $19.5 million during the year ended December 31, 2014, a decrease of $15.6 million compared with $35.1 million during the year ended December 31, 2013. The $15.6 million unfavorable movement in net cash provided by operating activities resulted from a $4.0 million unfavorable movement in net income excluding non-cash items and an $11.6 million unfavorable movement in working capital. The unfavorable movement in net income excluding non-cash items was due principally to a $12.1 million gain on settlement agreement recognized during calendar year 2013, partially offset by the growth of our partnership due to additional properties acquired during the periods. The unfavorable movement in working capital was due principally to movements in current assets and liabilities due to timing differences.

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

We have assumed various financial obligations and commitments in the ordinary course of conducting our business. We have contractual obligations related to debt maturities, interest on debt, operating lease agreements, and liabilities to fulfill obligations related to our pre-need sales contracts.

A summary of our total contractual obligations as of December 31, 2015 is presented in the table below (in thousands):

		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Debt (1)	$425,634	$22,549	$47,325	$175,018	$180,742
Operating leases	25,611	3,356	6,931	4,853	10,471
Lease and management agreements (2)	36,675	—	—	—	36,675
Deferred revenues (3)	815,421	—	—	—	—

Total	$1,303,341	$25,905	$54,256	$179,871	$227,888

(1)	Represents the interest payable and par value of debt due and does not include the unamortized debt discounts of $3.0 million at December 31, 2015. This table assumes that current amounts outstanding under our Credit Facility are not repaid until the maturity date of December 2019, except for Acquisition Draws, which have scheduled repayments.
(2)	Represents the aggregate future rent payments, with interest, due pertaining to the agreements with the Archdiocese of Philadelphia, from 2025 through 2049, and does not include the unamortized discount. See “Agreements with the Archdiocese of Philadelphia” in this “Item 7” of this Form 10-K.
(3)	Total cannot be separated into periods because we are unable to anticipate when the merchandise and services will be delivered. This balance represents the revenues to be recognized from the total performance obligations on customer contracts.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires making estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of actual revenue and expenses during the reporting period. Although we base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, actual results may differ from the estimates on which our financial statements are prepared at any given point of time. Changes in these estimates could materially affect our financial position, results of operations or cash flows. Significant items that are subject to such estimates and assumptions include revenue and expense accruals, fair value of merchandise and perpetual care trusts assets and the allocation of purchase price to the fair value of assets acquired. A summary of the significant accounting policies we have adopted and followed in the preparation of our consolidated financial statements is included in Note 1 under “Item 8: Financial Statements and Supplementary Data” included in this Form 10-K/A. The critical accounting policies and estimates we have identified are discussed below.

Deferred Revenues

Revenues from the sale of services and merchandise, as well as any investment income from the merchandise trust is deferred until such time that the services are performed or the merchandise is delivered. In addition to amounts deferred on new contracts, investment income and unrealized gains on our merchandise trust, deferred revenues includes deferred revenues from pre-need sales that were entered into by entities prior to the acquisition of those entities by us, including entities that were acquired by Cornerstone Family Services, Inc. upon its formation in 1999. We provide for a reasonable profit margin for these deferred revenues to account for the future costs of delivering products and providing services on pre-need contracts that we acquired through acquisitions. These revenues and their associated costs are recognized when the related merchandise is delivered or the services are performed and are presented on a gross basis on the consolidated statements of operations.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Restated)

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

As discussed in Note 2 to the consolidated financial statements, the accompanying consolidated financial statements have been restated to correct misstatements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2016, November 9, 2016 as to the effects of the material weaknesses described in Management’s Report on Internal Control over Financial Reporting (as revised), which report expressed an adverse opinion on the Partnership’s internal control over financial reporting because of material weaknesses.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

February 29, 2016 (November 9, 2016 as to the effects of the restatement discussed in Note 2)

STONEMOR PARTNERS L.P.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2015	2014
	(As restated - see Note 2)
Assets
Current assets:
Cash and cash equivalents	$15,153	$10,401
Accounts receivable, net of allowance	68,415	62,503
Prepaid expenses	5,367	4,708
Other current assets	22,241	29,142

Total current assets	111,176	106,754
Long-term accounts receivable, net of allowance	95,167	89,536
Cemetery property	334,457	332,659
Property and equipment, net of accumulated depreciation	116,127	110,419
Merchandise trusts, restricted, at fair value	464,676	484,820
Perpetual care trusts, restricted, at fair value	307,804	345,105
Deferred selling and obtaining costs	111,542	97,795
Deferred tax assets	181	181
Goodwill	69,851	58,836
Intangible assets	67,209	68,990
Other assets	16,167	4,359

Total assets	$1,694,357	$1,699,454

Liabilities and Partners’ Capital
Current liabilities:
Accounts payable and accrued liabilities	$29,989	$33,496
Accrued interest	1,503	1,219
Current portion, long-term debt	2,440	2,251

Total current liabilities	33,932	36,966
Long-term debt, net of deferred financing costs	316,399	276,289
Deferred revenues	815,421	800,288
Deferred tax liabilities	17,747	17,792
Perpetual care trust corpus	307,804	345,105
Other long-term liabilities	21,508	17,404

Total liabilities	1,512,811	1,493,844

Commitments and contingencies
Partners’ Capital
General partner interest	15	1,017
Common limited partners’ interests	181,531	204,593

Total partners’ capital	181,546	205,610

Total liabilities and partners’ capital	$1,694,357	$1,699,454

See Accompanying Notes to the Consolidated Financial Statements.

STONEMOR PARTNERS L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Years Ended December 31
	2015	2014	2013
	(As restated - see Note 2)
Revenues:
Cemetery:
Merchandise	$143,044	$145,922	$118,936
Services	59,176	54,557	46,388
Investment and other	59,595	54,624	45,247
Funeral home:
Merchandise	26,722	21,060	18,922
Services	31,048	27,626	26,033

Total revenues	319,585	303,789	255,526

Costs and Expenses:
Cost of goods sold	52,019	47,311	38,522
Cemetery expense	71,296	64,672	57,566
Selling expense	58,884	55,277	47,832
General and administrative expense	36,371	35,110	31,873
Corporate overhead	38,609	34,723	29,926
Depreciation and amortization	12,803	11,081	9,548
Funeral home expenses:
Merchandise	6,928	6,659	5,569
Services	22,959	20,470	19,190
Other	17,526	12,581	10,895

Total cost and expenses	317,395	287,884	250,921

Operating income	2,190	15,905	4,605
Gain on acquisitions and divestitures	1,540	656	2,685
Gain on settlement agreement, net	—	888	12,261
Legal settlement	(3,135)	—	—
Loss on early extinguishment of debt	—	(214)	(21,595)
Loss on impairment of long-lived assets	(296)	(440)	—
Interest expense	(22,585)	(21,610)	(21,070)

Loss before income taxes	(22,286)	(4,815)	(23,114)
Income tax benefit (expense)	(938)	(4,057)	3,514

Net loss	$(23,224)	$(8,872)	$(19,600)

General partner’s interest for the period	$3,608	$2,099	$911
Limited partners’ interest for the period	$(26,832)	$(10,971)	$(20,511)
Net loss per limited partner unit (basic and diluted)	$(0.88)	$(0.41)	$(0.98)
Weighted average number of limited partners’ units outstanding (basic and diluted)	30,472	26,582	20,954

See Accompanying Notes to the Consolidated Financial Statements.

STONEMOR PARTNERS L.P.

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in thousands)

	Partners’ Capital
	Outstanding	Common	General
	Common Units	Limited Partners	Partner	Total
	(As restated - see Note 2)
December 31, 2012	19,568	$127,941	$3,001	$130,942
Issuance of common units	1,775	38,419	—	38,419
General partner contribution	—	3,718	—	3,718
Common unit awards under incentive plans	34	1,328	—	1,328
Net loss	—	(20,511)	911	(19,600)
Cash distributions	—	(49,880)	(2,173)	(52,053)

December 31, 2013	21,377	101,015	1,739	102,754
Issuance of common units	7,546	176,271	—	176,271
Common unit awards under incentive plans	169	1,068	—	1,068
Net loss	—	(10,971)	2,099	(8,872)
Cash distributions	—	(60,015)	(2,821)	(62,836)
Unit distributions paid in kind	112	(2,775)	—	(2,775)

December 31, 2014	29,204	204,593	1,017	205,610
Issuance of common units	2,692	80,976	—	80,976
Common unit awards under incentive plans	8	1,516	—	1,516
Net loss	—	(26,832)	3,608	(23,224)
Cash distributions	—	(72,902)	(4,610)	(77,512)
Unit distributions paid in kind	205	(5,820)	—	(5,820)

December 31, 2015	32,109	$181,531	$15	$181,546

See Accompanying Notes to the Consolidated Financial Statements.

STONEMOR PARTNERS L.P.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Years Ended December 31
	2015	2014	2013
	(As restated - see Note 2)
Cash Flows From Operating Activities:
Net loss	$(23,224)	$(8,872)	$(19,600)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cost of lots sold	13,103	10,291	8,019
Depreciation and amortization	12,803	11,081	9,548
Non-cash compensation expense	1,516	1,068	1,370
Non-cash interest expense	2,949	2,939	2,303
Gain on acquisitions and divestitures	(1,540)	(656)	(2,685)
Loss on early extinguishment of debt	—	214	21,595
Loss on impairment of long-lived assets	296	440	—
Changes in assets and liabilities:
Accounts receivable, net of allowance	(8,873)	(10,356)	(8,834)
Merchandise trust fund	(52,332)	(28,828)	(36,919)
Other assets	(2,383)	(2,798)	(563)
Deferred selling and obtaining costs	(13,747)	(9,797)	(11,681)
Deferred revenues	76,235	52,710	68,454
Deferred taxes (net)	(13)	2,887	(4,075)
Payables and other liabilities	(728)	(875)	8,145

Net cash provided by operating activities	4,062	19,448	35,077

Cash Flows From Investing Activities:
Cash paid for capital expenditures	(15,339)	(14,574)	(12,752)
Cash paid for acquisitions	(18,800)	(56,381)	(14,100)
Consideration for lease and management agreements	—	(53,000)	—
Proceeds from asset sales	—	297	155

Net cash used in investing activities	(34,139)	(123,658)	(26,697)

Cash Flows From Financing Activities:
Cash distributions	(77,512)	(62,836)	(52,053)
Proceeds from borrowings	148,295	92,865	269,502
Repayments of debt	(111,034)	(98,140)	(239,932)
Proceeds from issuance of common units	75,156	173,497	38,377
Fees paid related to early extinguishment of debt	—	—	(14,920)
Cost of financing activities	(76)	(2,950)	(5,125)

Net cash provided by (used in) financing activities	34,829	102,436	(4,151)

Net increase (decrease) in cash and cash equivalents	4,752	(1,774)	4,229
Cash and cash equivalents - Beginning of period	10,401	12,175	7,946

Cash and cash equivalents - End of period	$15,153	$10,401	$12,175

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$19,352	$18,796	$18,907
Cash paid during the period for income taxes	$4,294	$4,315	$3,891
Non-cash investing and financing activities:
Acquisition of assets by financing	$874	$387	$190
Issuance of limited partner units for cemetery acquisition	$—	$—	$3,718
Acquisition of assets by assumption of directly related liability	$876	$8,368	$3,924

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

Basis of Presentation

The consolidated financial statements included in this Form 10-K/A have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

The Partnership operates 15 cemeteries under long-term leases and other agreements that do not qualify as acquisitions for accounting purposes, including 13 cemeteries related to the transaction with the Archdiocese of Philadelphia that closed in the second quarter of 2014. As a result, the Partnership did not consolidate all of the existing assets and liabilities related to these cemeteries. The Partnership has consolidated the existing assets and liabilities of the merchandise and perpetual care trusts associated with these cemeteries as variable interest entities since the Partnership controls and receives the benefits and absorbs any losses from operating these trusts. Under the long-term leases, and other agreements associated with these properties, which are subject to certain termination provisions, the Partnership is the exclusive operator of these cemeteries and earns revenues related to sales of merchandise, services, and interment rights, and incurs expenses related to such sales, including the maintenance and upkeep of these cemeteries. Upon termination of these contracts, the Partnership will retain all of the benefits and related contractual obligations incurred from sales generated during the contract period. The Partnership has also recognized the existing performance obligations that it assumed as part of these agreements.

Total revenues derived from the cemeteries under these agreements totaled approximately $53.5 million, $43.4 million and $33.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Summary of Significant Accounting Policies

Use of Estimates

The preparation of the Partnership’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expense during the reporting periods. The Partnership’s consolidated financial statements are based on a number of significant estimates, including revenue and expense accruals, depreciation and amortization, merchandise trusts and perpetual care trusts asset valuation, allowance for cancellations, unit-based compensation, deferred contract revenues, deferred merchandise trust investment earnings, deferred selling and obtaining costs, assets and liabilities obtained via business combinations and income taxes. As a result, actual results could differ from those estimates.

Accounts Receivable, Net of Allowance

The Partnership sells pre-need cemetery contracts whereby the customer enters into arrangements for future merchandise and services prior to the time of need. These sales are usually made using interest-bearing installment contracts not to exceed 60 months. The interest income is recorded when the interest amount is considered realizable and collectible, which typically coincides with cash payment. Interest income is not recognized until payments are collected in accordance with the contract. At the time of a pre-need sale, the Partnership records an account receivable in an amount equal to the total contract value less unearned finance income and any cash deposit paid, net of an estimated allowance for customer cancellations. The Partnership recognizes an allowance for cancellation of these receivables based upon its historical experience, which is recorded as a reduction in accounts receivable and a corresponding offset to deferred revenues.

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

Merchandise Trusts

Pursuant to state law, a portion of the proceeds from pre-need sales of merchandise and services is put into trust (the “merchandise trust”) until such time that the Partnership meets the requirements for releasing trust principal, which is generally delivery of merchandise or performance of services. All investment earnings generated by the assets in the merchandise trusts (including realized gains and losses) are deferred until the associated merchandise is delivered or the services are performed (see
Note 7).

Perpetual Care Trusts

Pursuant to state law, a portion of the proceeds from the sale of cemetery property is required to be paid into perpetual care trusts. The perpetual care trust principal does not belong to the Partnership and must remain in this trust into perpetuity while interest and dividends may be released and used to defray cemetery maintenance costs, which are expensed as incurred. The Partnership consolidates the trust into its financial statements because the trust is considered a variable interest entity for which the Partnership is the primary beneficiary. Earnings from the perpetual care trusts are recognized in current cemetery revenues (see Note 8).

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

Deferred Revenues

Revenues from the sale of services and merchandise, as well as any investment income from the merchandise trust is deferred until such time that the services are performed or the merchandise is delivered.

In addition to amounts deferred on new contracts, and investment income and unrealized gains on our merchandise trust, deferred revenues includes deferred revenues from pre-need sales that were entered into by entities prior to the acquisition of those entities by the Partnership. The Partnership provides for a reasonable profit margin for these deferred revenues to account for the future costs of delivering products and providing services on pre-need contracts that the Partnership acquired through acquisition. These revenues and their associated costs are recognized when the related merchandise is delivered or services are performed and are presented on a gross basis on the consolidated statements of operations.

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

The Partnership presents net income (loss) per unit under the two-class method for master limited partnerships, which considers whether the incentive distributions of a master limited partnership represent a participating security when considered in the calculation of earnings per unit under the two-class method. The two-class method considers whether the partnership agreement contains any contractual limitations concerning distributions to the incentive distribution rights that would impact the amount of earnings to allocate to the incentive distribution rights for each reporting period. If distributions are contractually limited to the incentive distribution rights’ share of currently designated available cash for distributions as defined under the partnership agreement, undistributed earnings in excess of available cash should not be allocated to the incentive distribution rights. Under the two-class method, management of the Partnership believes the partnership agreement contractually limits cash distributions to available cash; therefore, undistributed earnings in excess of available cash are not allocated to the incentive distribution rights.

The following is a reconciliation of net income (loss) allocated to the common limited partners for purposes of calculating net income (loss) attributable to common limited partners per unit (in thousands, except unit data):

	Years Ended December 31,
	2015	2014	2013
Net loss	$(23,224)	$(8,872)	$(19,600)
Less: Incentive distribution right (“IDR”) payments to general partner	3,961	2,250	$1,296

Net loss to allocate to general and limited partners	(27,185)	(11,122)	(20,896)
General partner’s interest excluding IDRs	(353)	(151)	(385)

Net loss attributable to common limited partners	$(26,832)	$(10,971)	$(20,511)

Diluted net income (loss) attributable to common limited partners per unit is calculated by dividing net income (loss) attributable to common limited partners, less income allocable to participating securities, by the sum of the weighted average number of common limited partner units outstanding and the dilutive effect of unit appreciation rights and other awards, as calculated by the treasury stock or if converted methods, as applicable. These awards consist of common units issuable upon payment of an exercise price by the participant under the terms of the Partnership’s long-term incentive plan (see Note 13).

The following table sets forth the reconciliation of the Partnership’s weighted average number of common limited partner units used to compute basic net income (loss) attributable to common limited partners per unit with those used to compute diluted net income (loss) attributable to common limited partners per unit (in thousands):

	Years Ended December 31,
	2015	2014	2013
Weighted average number of common limited partner units - basic	30,472	26,582	20,954
Add effect of dilutive incentive awards (1)	—	—	—

Weighted average number of common limited partner units - diluted	30,472	26,582	20,954

(1)	The diluted weighted average number of limited partners’ units outstanding presented on the consolidated statement of operations does not include 282,093 units, 164,709 units and 297,078 units for the years ended December 31, 2015, 2014 and 2013, respectively, as their effects would be anti-dilutive.

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

In the second quarter of 2015, the FASB issued Update No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which changes the presentation of debt issuance costs. During the third quarter of 2015, Update No. 2015-15, “Interest—Imputation of Interest (Subtopic 835-30) (“ASU 2015-15”) was released clarifying the treatment of debt issuance costs associated with line-of-credit arrangements. ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. ASU 2015-15 allows the deferral and presentation of debt issuance costs pertaining to line-of-credit arrangements as an asset. The amendments in the update are effective for annual reporting periods beginning after December 15, 2015, including interim periods within those reporting periods. Early application is permitted. The Partnership has elected to early adopt the presentation change regarding its deferred financing cost within its consolidated balance sheets. These deferred financing costs were previously presented as a separate asset caption and are now presented as a direct reduction to long-term debt under the caption, “Long-term debt, net of deferred financing costs.” This change in presentation has decreased “Total assets” and “Total liabilities” by $9.1 million at December 31, 2014.

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

2. RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to the issuance of the Partnership’s 2015 consolidated financial statements, the Partnership determined that material adjustments were needed to correct certain accounting errors. Accordingly, the accompanying consolidated financial statements of the Partnership as of December 31, 2015 and 2014, and for each of the three years in the period ended December 31, 2015, and the related notes hereto, have been restated to correct these accounting errors (the “Restatement”). A summary of these accounting errors, and their effect on the Partnership’s consolidated financial statements is as follows:

A.	The Partnership allocates net loss to the General Partner and its limited partners for the purposes of determining the General Partner’s and limited partners’ capital accounts within “Partners’ capital”, and to calculate net loss per limited partner unit (basic and diluted). However, the historical allocation of the Partnership’s net losses did not appropriately consider available cash that had been (or will be) distributed to the separate class of nonvoting limited partner interest (the incentive distribution rights) held by the General Partner. While this misallocation had no impact on the Partnership’s consolidated net loss for each of the three years in the period ended December 31, 2015, the revised calculation to correctly allocate net losses increased the limited partners’ historical share of allocated net loss and decreased the General Partner’s historical share of allocated net loss. As a result, the accompanying consolidated statement of operations and consolidated statement of partners’ capital have been restated to increase the limited partners’ share of allocated net loss and decrease the General Partner’s share of allocated net loss by approximately $4.0 million, $2.3 million, $1.3 million for the years ended December 31, 2015, 2014, and 2013, respectively. Accordingly, the accompanying consolidated statement of partner’s capital has also been restated to decrease the limited partners’ share of partners’ capital, and increase the General Partner’s share of partners’ capital by approximately $10.2 million and $6.2 million as of December 31, 2015 and 2014, respectively.

B.	The Partnership had historically presented the cost component of its performance obligations as a liability referred to as “Merchandise liability” and the offset for these liabilities was recognized as a reduction in “Deferred cemetery revenues, net” in the Partnership’s consolidated balance sheet. Subsequent to the issuance of the Partnership’s 2015 consolidated financial statements, the Partnership determined that the correct presentation of these obligations is “Deferred revenues”, rather than a separate “Merchandise liability”. Accordingly, the accompanying consolidated balance sheet as of December 31, 2015 and 2014, has been restated to reclassify performance obligations of approximately $173.1 million and $150.2 million as of December 31, 2015 and 2014, respectively, from “Merchandise liability” to “Deferred revenues”. As part of this restatement, the Partnership also reclassified the amounts referred to as “Deferred cemetery revenues, net” in the previously reported consolidated balance sheets of approximately $637.5 million and $643.4 million, respectively, as of December 31, 2015 and 2014 to “Deferred revenues” in the accompanying consolidated balance sheets.

C.	The Partnership had historically presented revenue related to assumed obligations from acquisitions on a net basis in the Partnership’s consolidated statement of operations. However, subsequent to the issuance of the Partnership’s 2015 consolidated financial statements, the Partnership determined that the correct presentation of this revenue was on a gross basis. Accordingly, the accompanying consolidated statement of operations has been restated to present such revenue on a gross basis. This classification resulted in an increase in “Cemetery merchandise revenues” of approximately $5.1 million, $6.7 million, and $3.6 million in the years ended December 31, 2015, 2014, and 2013, respectively, an increase in “Cemetery services revenue” of approximately $0.6 million, $0.5 million, and $0.5 million, respectively, and an increase “Cost of goods sold” of approximately $5.7 million, $7.2 million, and $4.1 million in the years ended December 31, 2015, 2014, and 2013, respectively.

D.	The Partnership had historically presented its Goodwill and Intangible Assets in one line on the Partnership’s consolidated balance sheets. However, subsequent to the issuance of the Partnership’s 2015 consolidated financial statements, the Partnership determined that the presentation of its Goodwill should be reported separately. Accordingly, the accompanying consolidated balance sheet as of December 31, 2015 and 2014, has been restated to reclassify Goodwill and Intangible Assets of approximately $69.9 million and $67.2 million as of December 31, 2015, respectively, and approximately $58.8 million and $69.0 million as of December 31, 2014 from “Goodwill and intangible assets” to separate lines in the accompanying consolidated balance sheets.

E.	The Partnership had historically recorded funeral home land from acquisitions within “Cemetery property”. However, subsequent to the issuance of the Partnership’s 2015 consolidated financial statements, the Partnership determined that such Funeral home land should be recorded within “Property and equipment”. This adjustment resulted in a decrease of $11.8 million and $10.0 million in “Cemetery property” as of December 31, 2015 and 2014, respectively, and a corresponding increase in “Property and equipment”. Additionally, the Partnership had historically recorded deferred cemetery property within “Deferred cemetery revenues, net”. However, subsequent to the issuance of the Partnership’s 2015 consolidated financial statements, the Partnership determined that such amounts should have been recorded within “Cemetery property”. This adjustment resulted in an increase in “Cemetery Property” in the amount of $3.6 million and $2.8 million as of December 31, 2015 and 2014, respectively.

F.	The Partnership had historically recorded the obligation for certain of the Partnership’s outstanding phantom unit awards as liabilities. However, subsequent to the issuance of the Partnership’s 2015 consolidated financial statements, the Partnership determined that these awards are equity awards and should be classified as equity. Accordingly, the accompanying consolidated balance sheet as of December 31, 2015 and 2014, has been restated to adjust the awards as equity award, resulting in a $1.9 million increase to “Common limited partners’ interest” and a decrease for the same amount to “Accounts payable and accrued liabilities” as of December 31, 2015 and 2014.

G.	The Partnership had historically recognized incorrect amounts of investment revenues and expenses related to its Merchandise and perpetual care trusts on its consolidated statement of operations and was incorrectly tracking its perpetual care-trusting obligations on its consolidated balance sheets. Accordingly, the accompanying consolidated financial statements as of December 31, 2015 and 2014, and for the years ended December 31, 2015, 2014, and 2013 have been restated for these adjustments. The adjustments resulted in an increase in “Deferred revenues” of approximately $17.9 million and $16.4 million, a decrease in “Partners’ Capital” of approximately $25.4 million and $23.7 million, and an increase in “Other long-term liabilities” of approximately $7.5 million and $7.3 million as of December 31, 2015 and 2014, respectively. In addition, the correction of these accounting errors resulted in a decrease in “Investment and other” revenues of $0.2 million, $0.6 million, and $1.7 million and an increase in “Cost of goods sold” of $1.5 million, $1.3 million, and $0.5 million in the years ended December 31, 2015, 2014, and 2013, respectively.

H.	The Partnership had historically recognized incorrect amounts of revenue from deferred pre-acquisition contracts in its consolidated statement of operations based on inaccurate system inputs. However, subsequent to the issuance of the Partnership’s 2015 consolidated statement of operations, the Partnership determined that revenue recognition on such preacquisition revenue was understated. Accordingly, the accompanying consolidated financial statements for the years ended December 31, 2015, 2014, and 2013 have been restated to reflect the correction of the system inputs. The adjustments resulted in a decrease in “Deferred revenues” and an increase in “Partners’ Capital” of $16.5 million and $14.7 million as of December 31, 2015 and 2014, respectively. In addition, the correction of these accounting errors resulted in an increase in “Cemetery merchandise revenues” of $1.6 million, $2.2 million, and $1.2 million and an increase in “Cemetery services revenues” of $0.2 million in the years ended December 31, 2015, 2014, and 2013, respectively.

I.	Remaining adjustments principally relate to the recognitions accuracy and/or classification of certain amounts in “Deferred cemetery revenues, net”, “Merchandise liabilities”, and “Other current assets”, determined subsequent to the issuance of the Partnership’s 2015 consolidated financial statements. Accordingly, the accompanying consolidated financial statements as of December 31, 2015 and 2014, and for the years ended December 31, 2015, 2014, and 2013 have been restated for these adjustments. The adjustments resulted in a decrease of $1.9 million and an increase of $2.8 million in “Deferred revenues” as of December 31, 2015 and 2014, respectively, an increase in “Cemetery merchandise revenues” of $4.4 million, $4.7 million, and $3.5 million, an increase in “Cemetery services revenues” of $2.2 million, $2.0 million, and $1.7 million, and an increase in “Cost of goods sold” of $5.9 million, $5.1 million, and $6.1 million in the years ended December 31, 2015, 2014, and 2013, respectively.

J.	The Partnership calculated the effect on income taxes associated with the foregoing accounting errors and, as such, the accompanying statement of operations has been restated to recognize “Income tax benefit (expense)” of approximately $0.2 million, ($0.1) million, $1.2 million for the years ended December 31, 2015, 2014, and 2013, respectively. Additionally, the “Deferred tax assets” and “Deferred tax liability” within the consolidated balance sheet were restated by approximately $0.1 million as of December 31, 2015 and 2014.

The effect of these adjustments on the Partnership’s consolidated balance sheets, statements of operations and cash flows as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014, and 2013 is summarized below for each affected caption:

		As of December 31,
		2015			2014
		As	Restatement	As	As	Restatement	As
	Reference	Filed	Adjustments	Restated	Filed	Adjustments	Restated
		(in thousands)
Other current assets	I	$18,863	$3,378	$22,241	$24,266	$4,876	$29,142
Total current assets		107,798	3,378	111,176	101,878	4,876	106,754
Cemetery property	E	342,639	(8,182)	334,457	339,848	(7,189)	332,659
Property and equipment	E	104,330	11,797	116,127	100,391	10,028	110,419
Goodwill and intangible assets	D	137,060	(137,060)	—	127,826	(127,826)	—
Goodwill	D	—	69,851	69,851	—	58,836	58,836
Intangible assets	D	—	67,209	67,209	—	68,990	68,990
Deferred tax assets	J	40	141	181	40	141	181
Other assets	I	15,069	1,098	16,167	3,136	1,223	4,359
Total assets		1,686,125	8,232	1,694,357	1,690,375	9,079	1,699,454
Accounts payable and accrued liabilities	F	31,875	(1,886)	29,989	35,382	(1,886)	33,496
Total current liabilities		35,818	(1,886)	33,932	38,852	(1,886)	36,966
Deferred cemetery revenues, net	B	637,536	(637,536)	—	643,408	(643,408)	—
Merchandise liability	B	173,097	(173,097)	—	150,192	(150,192)	—
Deferred revenues	B, E, G, H, I	—	815,421	815,421	—	800,288	800,288
Deferred tax liabilities	J	17,833	(86)	17,747	17,708	84	17,792
Other long-term liabilities	G	13,960	7,548	21,508	10,059	7,345	17,404
Total liabilities		1,502,447	10,364	1,512,811	1,481,613	12,231	1,493,844
General partner interest	A, G, H, I, J	(10,038)	10,053	15	(5,113)	6,130	1,017
Common limited partners’ interest	A, F, G, H, I, J	193,716	(12,185)	181,531	213,875	(9,282)	204,593
Total partners’ capital		183,678	(2,132)	181,546	208,762	(3,152)	205,610
Total liabilities and partners’ capital		$1,686,125	$8,232	$1,694,357	$1,690,375	$9,079	$1,699,454

		Year Ended December 31,
		2015			2014			2013
		As	Restatement	As	As	Restatement	As	As	Restatement	As
	Reference	Filed	Adjustments	Restated	Filed	Adjustments	Restated	Filed	Adjustments	Restated
		(in thousands)
Cemetery revenues:
Merchandise	C, H, I	$131,862	$11,182	$143,044	$132,355	$13,567	$145,922	$110,673	$8,263	$118,936
Services	C, H, I	56,243	2,933	59,176	51,827	2,730	54,557	44,054	2,334	46,388
Investment and other	G	59,765	(170)	59,595	55,217	(593)	54,624	46,959	(1,712)	45,247
Total revenues		305,640	13,945	319,585	288,085	15,704	303,789	246,641	8,885	255,526
Cost of goods sold	C, G, I	38,924	13,095	52,019	33,652	13,659	47,311	27,859	10,663	38,522
Total cost and expenses		304,300	13,095	317,395	274,225	13,659	287,884	240,258	10,663	250,921
Operating income		1,340	850	2,190	13,860	2,045	15,905	6,383	(1,778)	4,605
Loss before income taxes		(23,136)	850	(22,286)	(6,860)	2,045	(4,815)	(21,336)	(1,778)	(23,114)
Income tax benefit (expense)	J	(1,108)	170	(938)	(3,913)	(144)	(4,057)	2,304	1,210	3,514
Net loss		(24,244)	1,020	(23,224)	(10,773)	1,901	(8,872)	(19,032)	(568)	(19,600)
General partner’s interest for the period	A, G, H, I, J	(315)	3,923	3,608	(155)	2,254	2,099	(350)	1,261	911
Limited partners’ interest for the period	A, G, H, I, J	(23,929)	(2,903)	(26,832)	(10,618)	(353)	(10,971)	(18,682)	(1,829)	(20,511)
Net loss per limited partner unit (basic and diluted)	A, G, H, I, J	$(0.79)	$(0.09)	$(0.88)	$(0.40)	$(0.01)	$(0.41)	$(0.89)	$(0.09)	$(0.98)

		Year Ended December 31,
		2015			2014			2013
		As	Restatement	As	As	Restatement	As	As	Restatement	As
	Reference	Filed	Adjustments	Restated	Filed	Adjustments	Restated	Filed	Adjustments	Restated
		(in thousands)
Net loss	G, H, I, J	$(24,244)	$1,020	$(23,224)	$(10,773)	$1,901	$(8,872)	$(19,032)	$(568)	$(19,600)
Changes in assets and liabilities:
Other assets	E, I	(7,193)	4,810	(2,383)	(3,179)	381	(2,798)	(2,177)	1,614	(563)
Deferred revenues	B, E, G, H, I	78,676	(2,441)	76,235	60,841	(8,131)	52,710	72,708	(4,254)	68,454
Deferred taxes (net)	J	157	(170)	(13)	2,743	144	2,887	(2,865)	(1,210)	(4,075)
Payables and other liabilities	G	2,491	(3,219)	(728)	(6,580)	5,705	(875)	3,727	4,418	8,145
Net cash provided by operating activities		$4,062	$—	$4,062	$19,448	$—	$19,448	$35,077	$—	$35,077

The Restatement adjustments affecting the consolidated statement of cash flows for the years ended December 31, 2015, 2014, and 2013 are included in the Partnership’s net loss from operations and offset by changes in operating assets and liabilities. There were no adjustments related to cash provided by (used in) investing and financing activities.

The table below summarizes the effects of the restatement adjustments on the Statement of Partners’ Capital balances for the years ended December 31, 2015, 2014, and 2013, including the effects of the cumulative restatement adjustments recorded to all periods prior to January 1, 2013:

		Common Limited Partners	General Partner	Total	Common Limited Partners	General Partner	Total	Common Limited Partners	General Partner	Total
	Reference	As Filed			Restatement Adjustments			As Restated
		(in thousands)
Capital Balance at December 31, 2012	A, F, G, H, I, J	$134,796	$386	$135,182	$(6,855)	$2,615	$(4,240)	$127,941	$3,001	$130,942
Issuance of common units	F	38,377	—	38,377	42	—	42	38,419	—	38,419
Net loss	A, G, H, I, J	(18,682)	(350)	(19,032)	(1,829)	1,261	(568)	(20,511)	911	(19,600)
Capital Balance at December 31, 2013	A, F, G, H, I, J	109,657	(2,137)	107,520	(8,642)	3,876	(4,766)	101,015	1,739	102,754
Issuance of common units	F	176,558	—	176,558	(287)	—	(287)	176,271	—	176,271
Net loss	A, G, H, I, J	(10,618)	(155)	(10,773)	(353)	2,254	1,901	(10,971)	2,099	(8,872)
Capital Balance at December 31, 2014	A, F, G, H, I, J	213,875	(5,113)	208,762	(9,282)	6,130	(3,152)	204,593	1,017	205,610
Net loss	A, G, H, I, J	(23,929)	(315)	(24,244)	(2,903)	3,923	1,020	(26,832)	3,608	(23,224)
Capital Balance at December 31, 2015	A, F, G, H, I, J	$193,716	$(10,038)	$183,678	$(12,185)	$10,053	$(2,132)	$181,531	$15	$181,546

3. ACQUISITIONS

2015 Acquisitions

During the year ended December 31, 2015, the Partnership acquired the following properties and related assets, net of certain assumed liabilities:

•	One funeral home for cash consideration of $0.9 million on July 21, 2015;

•	Three funeral homes and one cemetery for cash consideration of $5.7 million on August 6, 2015;

•	Two cemeteries for cash consideration of $1.5 million on August 20, 2015;

•	One funeral home for cash consideration of $5.0 million on August 31, 2015, and an additional $1.0 million paid in 5 annual installments beginning on the 1st anniversary of the closing date; and

•	One cemetery and two funeral homes for cash consideration of $5.7 million on December 1, 2015.

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

Assets:
Accounts receivable	$2,761
Cemetery property	5,249
Property and equipment	7,710
Inventory	53
Merchandise trusts, restricted	15,075
Perpetual care trusts, restricted	4,134
Intangible assets	406

Total assets	35,388

Liabilities:
Deferred revenues	21,032
Perpetual care trust corpus	4,134
Other liabilities	21

Total liabilities	25,187

Fair value of net assets acquired	10,201

Consideration paid - cash	18,800
Deferred cash consideration	876

Total consideration paid	19,676

Gain on bargain purchase	$1,540

Goodwill from purchase	$11,015

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

Assets:
Accounts receivable	$104
Cemetery property	470
Property and equipment	193
Merchandise trusts, restricted	2,685
Perpetual care trusts, restricted	691
Other assets	22
Deferred tax assets	87
Non-compete agreement	520

Total assets	4,772

Liabilities:
Deferred revenues	2,053
Deferred tax liability	641
Perpetual care trust corpus	691
Other liabilities	20

Total liabilities	3,405

Fair value of net assets acquired	1,367

Consideration paid - cash	2,581

Total consideration paid	2,581

Gain on bargain purchase	$412

Goodwill from purchase	$1,626

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

Assets:
Accounts receivable	$6,188
Cemetery property	25,799
Property and equipment	16,006
Merchandise trusts, restricted	31,534
Perpetual care trusts, restricted	16,913
Intangible assets	1,170
Other assets	178

Total assets	97,788

Liabilities:
Deferred revenues	33,475
Deferred tax liability	2,010
Perpetual care trust corpus	16,913
Other liabilities	63

Total liabilities	52,461

Fair value of net assets acquired	45,327

Consideration paid	53,800

Goodwill from purchase	$8,473

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

Assets:
Accounts receivable	$1,531
Cemetery property	3,900
Property and equipment	9,362
Merchandise trusts, restricted	10,314
Perpetual care trusts, restricted	5,888
Non-compete agreements	1,927

Total assets	32,922

Liabilities:
Deferred revenues	8,274
Deferred tax liability	701
Perpetual care trust corpus	5,888
Other liabilities	258

Total liabilities	15,121

Fair value of net assets acquired	17,801

Consideration paid - cash	14,100
Consideration paid - units	3,592
Fair value of Notes Payable	3,000
Fair value of debt assumed for non-compete agreements	924

Total consideration paid	21,616

Gain on bargain purchase	$2,530

Goodwill from purchase	$6,345

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

	Years Ended December 31,
	2015	2014
Revenue	$324,657	$325,450
Net loss	(24,320)	(6,287)
Net loss per limited partner unit (basic and diluted)	$(.92)	$(.29)

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

4. ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

Long-term accounts receivable, net, consisted of the following at the dates indicated (in thousands):

	December 31,
	2015	2014
Customer receivables	$207,645	$194,537
Unearned finance income	(20,078)	(20,360)
Allowance for contract cancellations	(23,985)	(22,138)

Accounts receivable, net of allowance	163,582	152,039
Less: current portion - net of allowance	68,415	62,503

Long-term portion - net of allowance	$95,167	$89,536

Activity in the allowance for contract cancellations is as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Balance - beginning of period	$22,138	$20,275	$17,933
Provision for cancellations	25,307	20,870	20,069
Charge-offs - net	(23,460)	(19,007)	(17,727)

Balance - end of period	$23,985	$22,138	$20,275

5. CEMETERY PROPERTY

Cemetery property consists of the following at the dates indicated (in thousands):

	December 31,
	2015	2014
Cemetery land	$253,955	$252,002
Mausoleum crypts and lawn crypts	80,502	80,657

Cemetery property	$334,457	$332,659

6. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at the dates indicated (in thousands):

	December 31,
	2015	2014
Building and improvements	$117,034	$108,178
Furniture and equipment	54,346	49,290
Funeral home land	11,797	10,028

Property and equipment - gross	183,177	167,496
Less: accumulated depreciation	(67,050)	(57,077)

Property and equipment, net of accumulated depreciation	$116,127	$110,419

Depreciation expense was $10.6 million, $8.9 million and $7.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

7. MERCHANDISE TRUSTS

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

All of these investments are classified as Available for Sale and accordingly, all of the assets are carried at fair value. All of these investments are considered either Level 1 or Level 2 assets pursuant to the three-level hierarchy (see Note 15). There were no Level 3 assets.

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

A reconciliation of the Partnership’s merchandise trust activities for the years ended December 31, 2015 and 2014 is presented below (in thousands):

	Years Ended December 31,
	2015	2014
Balance - beginning of period	$484,820	$431,556
Contributions	80,693	87,271
Distributions	(50,987)	(57,788)
Interest and dividends	21,859	21,827
Capital gain distributions	2,413	1,242
Realized gains and losses	13,941	14,857
Other than temporary impairment	(54,527)	—
Taxes	(3,271)	(2,543)
Fees	(3,296)	(2,890)
Unrealized change in fair value	(26,969)	(8,712)

Balance - end of period	$464,676	$484,820

During the year ended December 31, 2015, purchases and sales of securities available for sale included in trust investments were approximately $554.7 million and $522.2 million, respectively. During the year ended December 31, 2014, purchases and sales of securities available for sale included in trust investments were approximately $430.5 million and $440.8 million, respectively.

The cost and market value associated with the assets held in the merchandise trusts at December 31, 2015 and 2014 were as follows (in thousands):

			Gross	Gross
	Fair Value		Unrealized	Unrealized	Fair
December 31, 2015	Hierarchy Level	Cost	Gains	Losses	Value
Short-term investments	1	$35,150	$—	$—	$35,150
Fixed maturities:
U.S. State and local government agency	2	98	6	(3)	101
Corporate debt securities	2	11,922	8	(546)	11,384
Other debt securities	2	7,150	11	(7)	7,154

Total fixed maturities		19,170	25	(556)	18,639

Mutual funds - debt securities	1	232,096	86	(10,713)	221,469
Mutual funds - equity securities	1	139,341	69	(12,249)	127,161
Equity securities	1	49,563	1,127	(2,474)	48,216
Other invested assets	2	1,681	—	—	1,681

Total managed investments		$477,001	$1,307	$(25,992)	$452,316

Assets acquired via acquisition		4,185	—	—	4,185
West Virginia Trust Receivable		8,175	—	—	8,175

Total		$489,361	$1,307	$(25,992)	$464,676

			Gross	Gross
	Fair Value		Unrealized	Unrealized	Fair
December 31, 2014	Hierarchy Level	Cost	Gains	Losses	Value
Short-term investments	1	$52,521	$—	$—	$52,521
Fixed maturities:
U.S. State and local government agency	2	270	—	(1)	269
Corporate debt securities	2	9,400	23	(447)	8,976
Other debt securities	2	7,157	—	(18)	7,139

Total fixed maturities		16,827	23	(466)	16,384

Mutual funds - debt securities	1	150,477	869	(8,666)	142,680
Mutual funds - equity securities	1	167,353	12,568	(463)	179,458
Equity securities	1	81,639	4,167	(5,507)	80,299
Other invested assets	2	5,400	—	(241)	5,159

Total managed investments		$474,217	$17,627	$(15,343)	$476,501

West Virginia Trust Receivable		8,319	—	—	8,319

Total		$482,536	$17,627	$(15,343)	$484,820

The contractual maturities of debt securities held within the merchandise trusts as of December 31, 2015 were as follows (in thousands):

	Less than	1 year through	6 years through	More than
December 31, 2015	1 year	5 years	10 years	10 years
U.S. State and local government agency	$—	$23	$78	$—
Corporate debt securities	—	8,152	3,232	—
Other debt securities	3,520	3,634	—	—

Total fixed maturities	$3,520	$11,809	$3,310	$—

Temporary Declines in Fair Value

The Partnership evaluates declines in fair value below cost for each asset held in the merchandise trusts on a quarterly basis.

An aging of unrealized losses on the Partnership’s investments in debt and equity securities within the merchandise trusts at December 31, 2015 and December 31, 2014 is presented below:

	Less than 12 months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2015	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Fixed maturities:
U.S. State and local government agency	$—	$—	$33	$3	$33	$3
Corporate debt securities	7,247	411	1,513	135	8,760	546
Other debt securities	2,883	7	—	—	2,883	7

Total fixed maturities	10,130	418	1,546	138	11,676	556

Mutual funds - debt securities	121,777	6,938	36,682	3,775	158,459	10,713
Mutual funds - equity securities	58,467	10,994	5,465	1,255	63,932	12,249
Equity securities	21,480	2,275	649	199	22,129	2,474

Total	$211,854	$20,625	$44,342	$5,367	$256,196	$25,992

	Less than 12 months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2014	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Fixed maturities:
U.S. State and local government agency	$143	$1	$—	$—	$143	$1
Corporate debt securities	5,905	342	1,506	105	7,411	447
Other debt securities	2,370	8	4,769	10	7,139	18

Total fixed maturities	8,418	351	6,275	115	14,693	466

Mutual funds - debt securities	32,072	1,039	95,629	7,627	127,701	8,666
Mutual funds - equity securities	4,147	463	—	—	4,147	463
Equity securities	44,563	4,641	3,909	866	48,472	5,507
Other invested assets	—	—	4,881	241	4,881	241

Total	$89,200	$6,494	$110,694	$8,849	$199,894	$15,343

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

Other-Than-Temporary Impairment of Trust Assets

The Partnership assesses its merchandise trust assets for other-than-temporary declines in fair value on a quarterly basis. During the year ended December 31, 2015, the Partnership determined that there were securities with an aggregate cost basis of approximately $196.8 million and an aggregate fair value of approximately $142.3 million, resulting in an impairment of $54.5 million, with such impairment considered to be other-than-temporary. During the year ended December 31, 2014, the Partnership determined that there were securities with an aggregate cost basis of approximately $0.9 million and an aggregate fair value of approximately $0.5 million, resulting in an impairment of $0.4 million, with such impairment considered to be other-than-temporary. Accordingly, the Partnership adjusted the cost basis of these assets to their fair value, with a corresponding adjustment to deferred revenues on the consolidated balance sheet. This adjustment to deferred revenues will be reflected within the Partnership’s consolidated statement of operations in future periods as the underlying merchandise is delivered or the underlying service is performed.

8. PERPETUAL CARE TRUSTS

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

All of these investments are classified as Available for Sale and accordingly, all of the assets are carried at fair value. All of these investments are considered either Level 1 or Level 2 assets pursuant to the three-level hierarchy (see Note 15). There were no Level 3 assets. The perpetual care trusts are VIEs for which the Partnership is the primary beneficiary.

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

9. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Partnership has revised its reporting units from prior presentations based on how it currently manages the operating segments. There are now two reporting units, which are classified as Cemetery Operations and Funeral Homes. The Partnership has recorded goodwill of approximately $69.9 million and $58.8 million as of December 31, 2015 and 2014, respectively. This amount represents the excess of the purchase price over the fair value of identifiable net assets acquired (see Note 3).

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

10. LONG-TERM DEBT

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

11. INCOME TAXES

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

Income tax expense (benefit) for the years ended December 31, 2015, 2014 and 2013 consisted of the following (in thousands):

	Years Ended December 31,
	2015	2014	2013
Current provision:
State	$723	$869	$685
Federal	—	—	—
Foreign	229	302	(125)

Total	952	1,171	560

Deferred provision:
State	(368)	351	187
Federal	230	2,535	(4,261)
Foreign	124	—	—

Total	(14)	2,886	(4,074)

Total income tax expense (benefit)	$938	$4,057	$(3,514)

A reconciliation of the federal statutory tax rate to the Partnership’s effective tax rate is as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Computed tax provision (benefit) at the applicable statutory tax rate	35.0%	35.0%	35.0%
State and local taxes net of federal income tax benefit	-1.6%	-12.2%	-1.5%
Tax exempt (income) loss	-4.5%	-21.4%	-6.7%
Change in valuation allowance	-65.6%	-223.3%	-37.7%
Partnership earnings not subject to tax	32.4%	137.3%	11.0%
Permanent differences	0.2%	1.3%	14.4%
Other	-0.1%	-1.0%	0.7%

Income tax expense (benefit)	-4.2%	-84.3%	15.2%

Significant components of the deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Prepaid expenses	$7,626	$5,373
State net operating loss	14,260	13,015
Federal net operating loss	92,688	79,201
Other	67	(831)
Valuation allowance	(76,468)	(58,749)

Total deferred tax assets	38,173	38,009

Deferred tax liabilities:
Property, plant and equipment	9,290	8,058
Deferred revenue related to future revenues and accounts receivable	37,241	38,623
Deferred revenue related to cemetery property	9,208	8,939

Total deferred tax liabilities	55,739	55,620

Net deferred tax liabilities	$17,566	$17,611

Net deferred tax assets and liabilities were classified on the consolidated balance sheets as follows:

Deferred tax assets	$181	$181

Noncurrent assets	181	181

Deferred tax assets	37,992	37,828
Deferred tax liabilities	55,739	55,620

Noncurrent liabilities	17,747	17,792

Net deferred tax liabilities	$17,566	$17,611

At December 31, 2015, the Partnership had available approximately less than $0.1 million of alternative minimum tax credit carryforwards, which are available indefinitely, and $264.5 million of federal net operating loss carryforwards, which will begin to expire in 2017 and $321.8 million in state net operating loss carryforwards, a portion of which expires annually.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At December 31, 2015, based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Partnership will realize a partial benefit of these deductible differences. The amount of deferred tax assets considered realizable could be reduced in the future if estimates of future taxable income during the carryforward period are reduced.

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

12. DEFERRED REVENUES

The Partnership defers revenues and all direct costs associated with the sale of pre-need cemetery merchandise and services until the merchandise is delivered or the services are performed. The Partnership recognizes deferred merchandise and service revenues as deferred revenues within long-term liabilities on its consolidated balance sheet. The Partnership recognizes deferred direct costs associated with pre-need merchandise and service revenues as deferred selling and obtaining costs within long-term assets on its consolidated balance sheet. The Partnership also defers the costs to obtain new pre-need cemetery and new prearranged funeral business as well as the investment earnings on the prearranged services and merchandise trusts (see Note 1).

At December 31, 2015 and 2014, deferred revenues, consisted of the following (in thousands):

	December 31,
	2015	2014
Deferred contract revenues	$759,812	$693,287
Deferred merchandise trust revenue	80,294	104,717
Deferred merchandise trust unrealized gains (losses)	(24,685)	2,284

Deferred revenues	$815,421	$800,288

Deferred selling and obtaining costs	$111,542	$97,795

13. LONG-TERM INCENTIVE AND RETIREMENT PLANS

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

14. COMMITMENTS AND CONTINGENCIES

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

Other

In connection with the Partnership’s lease and management agreements with the Archdiocese of Philadelphia, it has committed to certain future lease payment commitments (see Note 3).

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Partnership’s current assets and liabilities on its consolidated balance sheets are considered to be financial instruments, and their estimated fair values approximate their carrying values due to their short-term nature and thus are categorized as Level 1. The Partnership’s merchandise and perpetual care trusts consist of investments in debt and equity marketable securities and cash equivalents, are carried at fair value, and are considered either Level 1 or Level 2 (see Note 7 and 8).

The Partnership’s other financial instruments at December 31, 2015 and 2014 consist of its Senior Notes and outstanding borrowings under its revolving credit facility (see Note 10). The estimated fair values of the Partnership’s Senior Notes at December 31, 2015 and 2014 were $179.9 million and $182.2 million, respectively, based on trades made on those dates, compared with the carrying amounts of $172.2 million and $171.8 million, respectively. At December 31 2015 and 2014, the carrying values of outstanding borrowings under the Partnership’s revolving credit facility (see Note 10), which bears interest at variable interest rates with maturities of 90 days or less, approximated their estimated fair values. The Senior Notes are valued using Level 2 inputs.

16. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Partnership’s Senior Notes are guaranteed by StoneMor Operating LLC and its wholly-owned subsidiaries. The guarantees are full, unconditional, joint and several. The Partnership, or the “Parent”, and its wholly-owned subsidiary Cornerstone Family Services of West Virginia Subsidiary Inc., are the co-issuers of the Senior Notes. The co-issuers’ guarantees are full, unconditional, joint and several. The Partnership’s consolidated financial statements as of and for the years ended December 31, 2015, 2014, and 2013 include the accounts of cemeteries operated under long-term lease, operating or management agreements. Under the terms of the Senior Notes these entities are non-guarantor subsidiaries as they are not wholly-owned by the Partnership. The Partnership’s consolidated financial statements also contain merchandise and perpetual care trusts that are also non-guarantor subsidiaries under the agreement. The following supplemental condensed consolidating financial information reflects the Partnership’s standalone accounts, the combined accounts of the subsidiary co-issuer, the combined accounts of the guarantor subsidiaries, the combined accounts of the non-guarantor subsidiaries, the consolidating adjustments and eliminations and the Partnership’s consolidated accounts as of and for the years ended December 31, 2015, 2014 and 2013. For the purpose of the following financial information, the Partnership’s investments in its subsidiaries and the guarantor subsidiaries’ investments in its subsidiaries are presented in accordance with the equity method of accounting (in thousands):

CONDENSED CONSOLIDATING BALANCE SHEETS

		Subsidiary	Guarantor	Non-Guarantor
December 31, 2015	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$11,869	$3,284	$—	$15,153
Other current assets	—	4,858	78,464	12,701	—	96,023

Total current assets	—	4,858	90,333	15,985	—	111,176

Long-term accounts receivable	—	2,888	80,969	11,310	—	95,167
Cemetery property and equipment	—	1,084	418,400	31,100	—	450,584
Merchandise trusts	—	—	—	464,676	—	464,676
Perpetual care trusts	—	—	—	307,804	—	307,804
Deferred selling and obtaining costs	—	5,967	91,275	14,300	—	111,542
Goodwill and intangible assets	—	—	78,223	58,837	—	137,060
Other assets	—	—	14,153	2,195	—	16,348
Due from affiliates	67,890	122,089	436,811	—	(626,790)	—
Investment in affiliates	181,546	43,550	—	—	(225,096)	—

Total assets	$249,436	$180,436	$1,210,164	$906,207	$(851,886)	$1,694,357

Liabilities and Equity
Current liabilities	$—	$12	$33,083	$837	$—	$33,932
Long-term debt, net of deferred financing costs	67,890	104,295	144,214	—	—	316,399
Deferred revenues	—	40,467	697,516	77,438	—	815,421
Perpetual care trust corpus	—	—	—	307,804	—	307,804
Other long-term liabilities	—	—	29,761	9,494	—	39,255
Due to affiliates	—	—	172,185	454,605	(626,790)	—

Total liabilities	67,890	144,774	1,076,759	850,178	(626,790)	1,512,811

Partners’ Capital	181,546	35,662	133,405	56,029	(225,096)	181,546

Total liabilities and partners’ capital	$249,436	$180,436	$1,210,164	$906,207	$(851,886)	$1,694,357

December 31, 2014	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$7,059	$3,342	$—	$10,401
Other current assets	—	4,293	81,385	10,675	—	96,353

Total current assets	—	4,293	88,444	14,017	—	106,754
Long-term accounts receivable	—	2,453	76,416	10,667	—	89,536
Cemetery property and equipment	—	1,033	411,822	30,223	—	443,078
Merchandise trusts	—	—	—	484,820	—	484,820
Perpetual care trusts	—	—	—	345,105	—	345,105
Deferred selling and obtaining costs	—	5,744	81,195	10,856	—	97,795
Goodwill and intangible assets	—	—	67,993	59,833	—	127,826
Other assets	—	—	2,294	2,246	—	4,540
Due from affiliates	67,700	133,569	436,421	—	(637,690)	—
Investment in affiliates	205,610	64,429	8,166	—	(278,205)	—

Total assets	$273,310	$211,521	$1,172,751	$957,767	$(915,895)	$1,699,454

Liabilities and Equity
Current liabilities	$—	$263	$35,888	$815	$—	$36,966
Long-term debt, net of deferred financing costs	67,700	104,100	104,489	—	—	276,289
Deferred revenues	—	44,287	684,631	71,370	—	800,288
Perpetual care trust corpus	—	—	—	345,105	—	345,105
Other long-term liabilities	—	—	26,429	8,767	—	35,196
Due to affiliates	—	—	171,800	465,890	(637,690)	—
Total liabilities	67,700	148,650	1,023,237	891,947	(637,690)	1,493,844

Partners’ Capital	205,610	62,871	149,514	65,820	(278,205)	205,610

Total liabilities and partners’ capital	$273,310	$211,521	$1,172,751	$957,767	$(915,895)	$1,699,454

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Subsidiary	Guarantor	Non-Guarantor
Year Ended December 31, 2015	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$5,751	$275,795	$48,338	$(10,299)	$319,585
Total cost and expenses	—	(10,656)	(269,748)	(47,290)	10,299	(317,395)
Other income (loss)	—	—	(1,891)	—	—	(1,891)
Net loss from equity investment in subsidiaries	(17,790)	(21,031)	—	—	38,821	—
Interest expense	(5,434)	(8,348)	(8,075)	(728)	—	(22,585)

Net income (loss) before income taxes	(23,224)	(34,284)	(3,919)	320	38,821	(22,286)

Income tax benefit (expense)	—	—	(938)	—	—	(938)

Net income (loss)	$(23,224)	$(34,284)	$(4,857)	$320	$38,821	$(23,224)

		Subsidiary	Guarantor	Non-Guarantor
Year Ended December 31, 2014	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$8,270	$269,712	$37,938	$(12,131)	$303,789
Total cost and expenses	—	(11,581)	(248,307)	(40,127)	12,131	(287,884)
Other income (loss)	—	—	890	—	—	890
Net loss from equity investment in subsidiaries	(3,438)	(11,335)	—	—	14,773	—
Interest expense	(5,434)	(8,347)	(7,430)	(399)	—	(21,610)

Net income (loss) before income taxes	(8,872)	(22,993)	14,865	(2,588)	14,773	(4,815)

Income tax benefit (expense)	—	—	(4,057)	—	—	(4,057)

Net income (loss)	$(8,872)	$(22,993)	$10,808	$(2,588)	$14,773	$(8,872)

		Subsidiary	Guarantor	Non-Guarantor
Year Ended December 31, 2013	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$5,762	$234,979	$29,854	$(15,069)	$255,526
Total cost and expenses	—	(8,550)	(223,054)	(34,386)	15,069	(250,921)
Other income (loss)	—	12,261	(18,910)	—	—	(6,649)
Net loss from equity investment in subsidiaries	(14,166)	(6,201)	—	—	20,367	—
Interest expense	(5,434)	(8,347)	(7,289)	—	—	(21,070)

Net income (loss) before income taxes	(19,600)	(5,075)	(14,274)	(4,532)	20,367	(23,114)

Income tax benefit (expense)	—	—	3,514	—	—	3,514

Net income (loss)	$(19,600)	$(5,075)	$(10,760)	$(4,532)	$20,367	$(19,600)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Year Ended December 31, 2015	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$2,356	$284	$14,626	$2,933	$(16,137)	$4,062
Cash Flows From Investing Activities:
Cash paid for acquisitions and capital expenditures	—	(284)	(30,864)	(2,991)	—	(34,139)

Net cash used in investing activities	—	(284)	(30,864)	(2,991)	—	(34,139)

Cash Flows From Financing Activities:
Cash distributions	(77,512)	—	—	—	—	(77,512)
Payments to affiliates	—	—	(16,137)	—	16,137	—
Net borrowings and repayments of debt	—	—	37,261	—	—	37,261
Proceeds from issuance of common units	75,156	—	—	—	—	75,156
Other financing activities	—	—	(76)	—	—	(76)

Net cash provided by (used in) financing activities	(2,356)	—	21,048	—	16,137	34,829

Net increase (decrease) in cash and cash equivalents	—	—	4,810	(58)	—	4,752
Cash and cash equivalents - Beginning of period	—	—	7,059	3,342	—	10,401

Cash and cash equivalents - End of period	$—	$—	$11,869	$3,284	$—	$15,153

		Subsidiary	Guarantor	Non-Guarantor
Year Ended December 31, 2014	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$150	$29,918	$3,161	$(13,781)	$19,448
Cash Flows From Investing Activities:
Cash paid for acquisitions and capital expenditures	—	(150)	(67,777)	(2,731)	—	(70,658)
Consideration for lease and management agreements	—	—	—	(53,000)	—	(53,000)
Payments to affiliates	(110,661)	—	(53,000)	—	163,661	—

Net cash used in investing activities	(110,661)	(150)	(120,777)	(55,731)	163,661	(123,658)

Cash Flows From Financing Activities:
Cash distributions	(62,836)	—	—	—	—	(62,836)
Payments from affiliates	—	—	96,880	53,000	(149,880)	—
Net borrowings and repayments of debt	—	—	(5,275)	—	—	(5,275)
Proceeds from issuance of common units	173,497	—	—	—	—	173,497
Other financing activities	—	—	(2,950)	—	—	(2,950)

Net cash provided by (used in) financing activities	110,661	—	88,655	53,000	(149,880)	102,436

Net increase (decrease) in cash and cash equivalents	—	—	(2,204)	430	—	(1,774)
Cash and cash equivalents - Beginning of period	—	—	9,263	2,912	—	12,175

Cash and cash equivalents - End of period	$—	$—	$7,059	$3,342	$—	$10,401

		Subsidiary	Guarantor	Non-Guarantor
Year Ended December 31, 2013	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$13,676	$73	$49,544	$(759)	$(27,457)	$35,077
Cash Flows From Investing Activities:
Cash paid for acquistions and capital expenditures	—	(73)	(26,299)	(325)	—	(26,697)

Net cash used in investing activities	—	(73)	(26,299)	(325)	—	(26,697)

Cash Flows From Financing Activities:
Cash distributions	(52,053)	—	—	—	—	(52,053)
Payments to affiliates	—	—	(27,457)	—	27,457	—
Net borrowings and repayments of debt	—	—	29,570	—	—	29,570
Proceeds from issuance of common units	38,377	—	—	—	—	38,377
Other financing activities	—	—	(20,045)	—	—	(20,045)

Net cash provided by (used in) financing activities	(13,676)	—	(17,932)	—	27,457	(4,151)

Net increase (decrease) in cash and cash equivalents	—	—	5,313	(1,084)	—	4,229
Cash and cash equivalents - Beginning of period	—	—	3,950	3,996	—	7,946

Cash and cash equivalents - End of period	$—	$—	$9,263	$2,912	$—	$12,175

17. ISSUANCES OF LIMITED PARTNER UNITS

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

18. SEGMENT INFORMATION

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

	Years Ended December 31
	2015	2014	2013
Cemetery Operations:
Revenues	$261,815	$255,103	$210,571
Operating costs and expenses	(218,570)	(202,370)	(175,793)
Depreciation and amortization	(7,766)	(6,904)	(5,336)

Segment income	$35,479	$45,829	$29,442

Funeral Homes:
Revenues	$57,770	$48,686	$44,955
Operating costs and expenses	(47,413)	(39,710)	(35,654)
Depreciation and amortization	(3,257)	(3,200)	(3,036)

Segment income	$7,100	$5,776	$6,265

Reconciliation of segment income to net loss:
Cemeteries	$35,479	$45,829	$29,442
Funeral homes	7,100	5,776	6,265

Total segment income	42,579	51,605	35,707

Corporate overhead	(38,609)	(34,723)	(29,926)
Corporate depreciation and amortization	(1,780)	(977)	(1,176)
Other net gains (losses)	(1,891)	890	(6,649)
Interest expense	(22,585)	(21,610)	(21,070)
Income tax benefit (expense)	(938)	(4,057)	3,514

Net loss	$(23,224)	$(8,872)	$(19,600)

Capital expenditures:
Cemeteries	$11,853	$13,368	$10,111
Funeral homes	580	545	1,250
Corporate	2,906	661	1,391

Total capital expenditures	$15,339	$14,574	$12,752

Balance sheet information:
Total assets - Cemetery Operations	$1,481,926	$1,517,073	$1,319,660
Total assets - Funeral Homes	190,443	164,925	135,232
Total assets - Corporate	21,988	17,456	20,513

Total assets	$1,694,357	$1,699,454	$1,475,405

Goodwill - Cemetery Operations	$25,320	$24,186	$18,122
Goodwill - Funeral Homes	44,531	34,650	30,615

Total goodwill	$69,851	$58,836	$48,737

19. SUBSEQUENT EVENTS

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

20. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

As disclosed in Note 2, Restatement of Previously Issued Consolidated Financial Statements, the consolidated financial statements of the Partnership as of December 31, 2015 and 2014, and for each of the three years in the period ended December 31, 2015 have been revised to give effect to the Restatement. Accordingly, the table below presents quarterly results of operations for the years ended December 31, 2015 and 2014, as revised to give effect to the Restatement:

	As	Restatement	As
	Filed	Adjustments	Restated
	(in thousands, except per unit data)
Quarter Ended March 31, 2015:
Revenues	$67,417	$3,076	$70,493
Net income (loss)	(8,883)	373	(8,510)
General partner’s interest in net income (loss) for the period	(120)	805	685
Limited partners’ interest in net income (loss) for the period	(8,763)	(432)	(9,195)
Net income (loss) per limited partner unit (basic and diluted):	(0.30)	(0.01)	(0.31)

Quarter Ended March 31, 2014:
Revenues	64,387	3,510	67,897
Net income (loss)	409	(72)	337
General partner’s interest in net income (loss) for the period	4	363	367
Limited partners’ interest in net income (loss) for the period	405	(435)	(30)
Net income (loss) per limited partner unit (basic and diluted):	0.02	(0.02)	—

Quarter Ended June 30, 2015:
Revenues	80,825	3,688	84,513
Net income (loss)	(4,848)	204	(4,644)
General partner’s interest in net income (loss) for the period	(65)	964	899
Limited partners’ interest in net income (loss) for the period	(4,783)	(760)	(5,543)
Net income (loss) per limited partner unit (basic and diluted):	(0.16)	(0.03)	(0.19)

Quarter Ended June 30, 2014:
Revenues	71,533	3,899	75,432
Net income (loss)	(118)	21	(97)
General partner’s interest in net income (loss) for the period	(9)	535	526
Limited partners’ interest in net income (loss) for the period	(109)	(514)	(623)
Net income (loss) per limited partner unit (basic and diluted):	—	(0.02)	(0.02)

Quarter Ended September 30, 2015:
Revenues	78,200	3,568	81,768
Net income (loss)	(3,402)	142	(3,260)
General partner’s interest in net income (loss) for the period	(42)	1,062	1,020
Limited partners’ interest in net income (loss) for the period	(3,360)	(920)	(4,280)
Net income (loss) per limited partner unit (basic and diluted):	(0.11)	(0.03)	(0.14)

Quarter Ended September 30, 2014:
Revenues	78,174	4,261	82,435
Net income (loss)	(3,268)	577	(2,691)
General partner’s interest in net income (loss) for the period	(44)	627	583
Limited partners’ interest in net income (loss) for the period	(3,224)	(50)	(3,274)
Net income (loss) per limited partner unit (basic and diluted):	(0.11)	—	(0.11)

Quarter Ended December 31, 2015:
Revenues	79,198	3,613	82,811
Net income (loss)	(7,111)	301	(6,810)
General partner’s interest in net income (loss) for the period	(88)	1,092	1,004
Limited partners’ interest in net income (loss) for the period	(7,023)	(791)	(7,814)
Net income (loss) per limited partner unit (basic and diluted):	(0.22)	(0.03)	(0.25)

Quarter Ended December 31, 2014:
Revenues	73,991	4,034	78,025
Net income (loss)	(7,796)	1,375	(6,421)
General partner’s interest in net income (loss) for the period	(106)	729	623
Limited partners’ interest in net income (loss) for the period	(7,690)	646	(7,044)
Net income (loss) per limited partner unit (basic and diluted):	$(0.26)	$0.02	$(0.24)

Net income (loss) per limited partner unit is computed independently for each quarter and the full year based upon respective average units outstanding. Therefore, the sum of the quarterly per share amounts may not equal to the annual per share amounts.

ITEM 9A.	CONTROLS AND PROCEDURES (As Revised)

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES (As Revised)

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

In connection with our Original Filing, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, as of December 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the restatement of our consolidated financial statements (see Note 2, Restatement of Previously Issued Consolidated Financial Statements, under Item 8. Consolidated Financial Statements and Supplementary Data), under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, we re-evaluated the effectiveness of our disclosure controls and procedures. In conducting our re-evaluation, we considered the material weaknesses in our internal control over financial reporting as discussed below. Based on this re-evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2015.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING (As Revised)

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

In connection with the Original Filing, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2015. Subsequently, we determined to restate our previously issued financial statements to correct for errors associated with the recognition and presentation of certain revenues, expenses, assets, and liabilities, both recognized and deferred, the allocation of income and loss to our partners, and errors in the recording of transactions . As a result of this restatement, management identified deficiencies in our process and procedures that constitute material weaknesses in our internal control over financial reporting as follows:

A.	The Partnership did not design and maintain effective controls over establishing accounting policies nor did they periodically review them for appropriate application in the financial statements.

B.	The Partnership did not design and maintain effective controls over the review of certain recorded balances within “Deferred cemetery revenues, net,” “Merchandise liability,” “Investment and other” revenues, “Cemetery property” and “Partners’ Capital.”

C.	The Partnership did not design and maintain effective controls over the reconciliation of amounts recorded in the general ledger to relevant supporting details.

In connection with the restatement of our consolidated financial statements for the periods covered by this Form 10-K/A, management has re-evaluated the effectiveness of our internal control over financial reporting. Based on this re-assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2015, due to the material weaknesses described above. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Our management communicated the results of its reassessment to the Audit Committee of the Board of Directors of our General Partner.

Our independent registered public accounting firm, Deloitte & Touche LLP, has revised their previously issued audit report on our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015 to express an adverse opinion on our internal control over financial reporting.

REMEDIATION OF MATERIAL WEAKNESS

Management is committed to the remediation of the material weaknesses, as well as the continued improvement of our internal control over financial reporting (“ICFR”). We are in the process of implementing measures to remediate the underlying causes of the control deficiencies that gave rise to the material weaknesses, which primarily include:

1.	Reevaluating and establishing, on a periodic basis, accounting policies and the appropriate application thereof;

2.	Enhancing control procedures related to the review of certain recorded balances affected by the material weaknesses to ensure the appropriateness of such balances; and

3.	Enhancing the control procedures related to the reconciliation of amounts recorded in the general ledger to relevant supporting details.

We believe these measures will remediate the material weaknesses noted. While we have completed some of these measures as of the date of this report, we have not completed and tested all of the planned corrective processes, enhancements, procedures and related evaluation that we believe are necessary to determine whether the material weaknesses have been fully remediated. We believe the corrective actions and controls need to be in operation for a sufficient period of time for management to conclude that the control environment is operating effectively and has been adequately tested through audit procedures. Therefore, the material weaknesses have not been fully remediated as of the date of this report. As we continue to evaluate and work to remediate the control deficiencies that gave rise to the material weaknesses, we may determine that additional measures or time are required to address the control deficiencies or that we need to modify or otherwise adjust the remediation measures described above. We will continue to assess the effectiveness of our remediation efforts in connection with our evaluation of our ICFR.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Except as set forth above, there have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

A.	The Partnership did not design and maintain effective controls over establishing accounting policies nor did they periodically review them for appropriate application in the financial statements.

B.	The Partnership did not design and maintain effective controls over the review of certain recorded balances within “Deferred cemetery revenues, net,” “Merchandise liability,” “Investment and other” revenues, “Cemetery property,” and “Partners’ Capital”.

C.	The Partnership did not design and maintain effective controls over the reconciliation of amounts recorded in the general ledger to relevant supporting details.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2015, of the Partnership and this report does not affect our report on such financial statements.

In our opinion, because of the effect of the material weaknesses identified above on the achievement of the objectives of the control criteria, the Partnership has not maintained effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Partnership and our report dated February 29, 2016, (November 9, 2016 as to the effects of the restatement discussed in Note 2 to the consolidated financial statements) expressed an unqualified opinion on those financial statements and includes an explanatory paragraph relating to the restatement.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

February 29, 2016 (November 9, 2016 as to the effects of the material weaknesses described in Management’s Report on Internal Control over Financial Reporting (as revised))

Part IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

(1)	The following financial statements of StoneMor Partners L.P. are included in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2015 and 2014 (restated)

Consolidated Statement of Operations for the years ended December 31, 2015, 2014 and 2013 (restated)

Consolidated Statement of Partners’ Capital for the years ended December 31, 2015, 2014 and 2013 (restated)

Consolidated Statement of Cash Flows for the years ended December 31, 2015, 2014, and 2013 (restated)

Notes to the Consolidated Financial Statements (restated)

(2)	Other schedules have not been included either because they are not applicable or because the information is included elsewhere in this Form 10-K/A or the Original Filing.

(c)	Exhibits are listed in the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONEMOR PARTNERS L.P.

	By:	StoneMor GP LLC, its General Partner

November 9, 2016		By:	/s/ Lawrence Miller
Lawrence Miller
Chief Executive Officer, President and
Chairman of the Board

Exhibit Index

Exhibit Number	Description

3.1*	Certificate of Limited Partnership of StoneMor Partners L.P. (incorporated by reference to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 9, 2004 (Exhibit 3.1)).

3.2*	Second Amended and Restated Agreement of Limited Partnership of StoneMor Partners L.P. dated as of September 9, 2008 (incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed on September 15, 2008).

4.1.1*	Indenture, dated as of November 24, 2009, by and among StoneMor Partners L.P., StoneMor Operating LLC, Cornerstone Family Services of West Virginia Subsidiary, Inc., Osiris Holding of Maryland Subsidiary, Inc., the guarantors named therein and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

4.1.2*	Form of 10.25% Senior Note due 2017 (incorporated by reference to Exhibit 4.2 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

4.1.3*	Registration Rights Agreement, dated as of November 24, 2009, by and among StoneMor Partners L.P., StoneMor Operating LLC, Cornerstone Family Services of West Virginia Subsidiary, Inc., Osiris Holding of Maryland Subsidiary, Inc., the Initial Guarantors party thereto and Banc of America Securities LLC (incorporated by reference to Exhibit 4.3 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

4.1.4*	Seventh Supplemental Indenture, dated as of May 24, 2013, by and among StoneMor Partners L.P., StoneMor Operating LLC, Cornerstone Family Services of West Virginia Subsidiary, Inc., Osiris Holding of Maryland Subsidiary, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee to Indenture, dated as of November 24, 2009 (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed on May 28, 2013).

4.2.1*	Indenture, dated as of May 28, 2013, by and among StoneMor Partners L.P., Cornerstone Family Services of West Virginia Subsidiary, Inc., the guarantors named therein and Wilmington Trust, National Association, including Form of 7 7/8% Senior Note due 2021 (incorporated by reference to Exhibit 4.2 of Registrant’s Current Report on Form 8-K filed on May 28, 2013).

4.2.2*	Registration Rights Agreement, dated as of May 28, 2013, by and among StoneMor Partners L.P., Cornerstone Family Services of West Virginia Subsidiary, Inc., the Initial Guarantors party thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the initial purchasers listed on Schedule A to the Purchase Agreement (incorporated by reference to Exhibit 4.4 of Registrant’s Current Report on Form 8-K filed on May 28, 2013).

4.2.3*	Supplemental Indenture No. 1, dated as of August 8, 2014, by and among Kirk & Nice, Inc., Kirk & Nice Suburban Chapel, Inc., StoneMor Operating LLC, and Osiris Holding of Maryland Subsidiary, Inc., subsidiaries of StoneMor Partners L.P. (or its successor), and Cornerstone Family Services of West Virginia Subsidiary, Inc., the Guarantors under the Indenture, dated as of May 28, 2013, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

4.3*	Registration Rights Agreement, dated as of May 21, 2014, by and between StoneMor Partners L.P. and American Cemeteries Infrastructure Investors, LLC (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed on May 23, 2014).

10.1.1*	Second Amended and Restated Credit Agreement, dated April 29, 2011, among StoneMor Operating LLC, each of its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 5, 2011).

10.1.2*	First Amendment to Second Amended and Restated Credit Agreement, dated August 4, 2011, among StoneMor Operating LLC, each of its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.1.3*	Second Amendment to Second Amended and Restated Credit Agreement, dated October 28, 2011, among StoneMor Operating LLC, each of its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 3, 2011).

10.1.4*	Third Amended and Restated Credit Agreement, dated January 19, 2012, among StoneMor Operating LLC, each of its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on January 24, 2012).

10.1.5*	First Amendment to Third Amended and Restated Credit Agreement, dated February 19, 2013, by and among StoneMor Operating LLC, each of its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on February 22, 2013).

10.1.6*	Second Amendment to Third Amended and Restated Credit Agreement, as amended, dated May 8, 2013, by and among StoneMor Operating LLC, each of its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 13, 2013).

10.1.7*	Third Amendment to Third Amended and Restated Credit Agreement and Security Documents, dated June 18, 2013, by and among StoneMor Operating LLC, its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on June 21, 2013).

10.1.8*	Fourth Amendment to Third Amended and Restated Credit Agreement, dated May 22, 2014, by and among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, its Subsidiaries, the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on May 23, 2014).

10.1.9*	Joinder to Amended and Restated Credit Agreement, dated June 10 2014, by and among Kirk & Nice, Inc., Kirk & Nice Suburban Chapel, Inc. and the other Credit Parties named therein in favor of the Lenders and Bank of America, N.A. as Administrative Agent for the benefit of the Lenders, as Collateral Agent for the benefit of the Secured Parties, as Swing Line Lender and as L/C Issuer (incorporated by reference to Exhibit 10.4 of Registrant’s Quarterly Report on Form
10-Q for the quarter ended June 30, 2014).

10.1.10*	Fourth Amended and Restated Credit Agreement, dated December 19, 2014, among StoneMor Operating LLC, each of its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on December 23, 2014).

10.1.11*	First Amendment to Fourth Amended and Restated Credit Agreement, dated July 10, 2015, by and among StoneMor Operating LLC, its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.1.12**	Second Amendment to Fourth Amended and Restated Credit Agreement, dated November 12, 2015, by and among StoneMor Operating LLC, its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P., the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.

10.2*	Confirmation and Amendment Agreement, dated January 19, 2012, among StoneMor Operating LLC, each of its Subsidiaries, StoneMor GP LLC, StoneMor Partners L.P. and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on January 24, 2012).

10.3*	Amended and Restated Security Agreement, dated April 29, 2011, among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, the Subsidiary Debtors listed therein and Bank of America, N.A. as Collateral Agent (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on May 5, 2011).

10.3.1*	Second Amended and Restated Security Agreement, dated December 19, 2014, among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, the Subsidiary Debtors listed therein and Bank of America, N.A. as Collateral Agent (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on December 23, 2014).

10.4*	Amended and Restated Pledge Agreement, dated April 29, 2011, among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, the Subsidiary Pledgors listed therein and Bank of America, N.A. as administrative and collateral agent (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on May 5, 2011).

10.4.1*	Second Amended and Restated Pledge Agreement, December 19, 2014, among StoneMor GP LLC, StoneMor Partners L.P., StoneMor Operating LLC, the Subsidiary Pledgors listed therein and Bank of America, N.A. as administrative and collateral agent (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on December 23, 2014).

10.5*	Purchase Agreement, dated November 18, 2009, by and among StoneMor Partners L.P., StoneMor Operating LLC, Cornerstone Family Services of West Virginia Subsidiary, Inc., Osiris Holding of Maryland Subsidiary, Inc., the guarantors named therein and Banc of America Securities LLC, acting on behalf of itself and as the representative for the purchasers named therein (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 24, 2009).

10.6*	Purchase Agreement, dated May 16, 2013, by and among StoneMor Partners L.P., Cornerstone Family Services of West Virginia Subsidiary, Inc., the subsidiary guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, acting on behalf of itself and as the representative for the initial purchasers named therein (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 17, 2013).

10.7.1*†	StoneMor Partners L.P. Long-Term Incentive Plan, as amended April 19, 2010 (incorporated by reference to Appendix A to Registrant’s Definitive Proxy Statement filed on June 4, 2010).

10.7.1.1*†	StoneMor Partners L.P. 2014 Long-Term Incentive Plan (incorporated by reference to Appendix A to Registrant’s Definitive Proxy Statement filed on October 9, 2014).

10.7.2*†	Form of the Director Restricted Phantom Unit Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated November 8, 2006 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 15, 2006).

10.7.3*†	Form of the Key Employee Restricted Phantom Unit Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated November 8, 2006 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on November 15, 2006).

10.7.4*†	Form of the Unit Appreciation Rights Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated as of November 27, 2006 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on December 1, 2006).

10.7.5*†	Director Restricted Phantom Unit Agreement by and between StoneMor GP LLC and Robert Hellman dated June 23, 2009 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on June 23, 2009).

10.7.6*†	Form of the Unit Appreciation Rights Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated as of December 16, 2009 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on December 22, 2009).

10.7.7*†	Form of the Executive Restricted Phantom Unit Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated as of December 16, 2009 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on December 22, 2009).

10.7.8*†	Director Unit Appreciation Rights Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2.8 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.7.9*†	Form of the Unit Appreciation Rights Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated as of April 2, 2012 (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.7.10*†	Executive Restricted Phantom Unit Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated as of November 7, 2012 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 13, 2012).

10.7.11*†	Unit Appreciation Rights Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated as of October 22, 2013 (incorporated by reference to Exhibit 10.7.11 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.7.12*†	Form of Director Restricted Phantom Unit Agreement under the StoneMor Partners L.P. 2014 Long-Term Incentive Plan, dated as of November 11, 2014 (incorporated by reference to Exhibit 10.7.12 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.7.13**†	Key Employee Unit Agreement under the StoneMor Partners L.P. 2014 Long-Term Incentive Plan, dated as of December 31, 2015 by and between StoneMor GP LLC and Lawrence Miller.

10.7.14**†	Key Employee Unit Agreement under the StoneMor Partners L.P. 2014 Long-Term Incentive Plan, dated as of December 31, 2015 by and between StoneMor GP LLC and Sean P. McGrath.

10.7.15**†	Key Employee Unit Agreement under the StoneMor Partners L.P. 2014 Long-Term Incentive Plan, dated as of December 31, 2015 by and between StoneMor GP LLC and David L. Meyers.

10.8.1*†	Employment Agreement by and between StoneMor GP LLC and Lawrence Miller, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.8.2*†	Addendum to Employment Agreement between StoneMor GP LLC and Lawrence Miller, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 19, 2007).

10.8.3*†	Amended and Restated Employment Agreement, executed July 22, 2013 and retroactive to January 1, 2013, by and between StoneMor GP, LLC and Lawrence Miller (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on July 26, 2013).

10.9.1*†	Employment Agreement by and between StoneMor GP LLC and William R. Shane, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.5 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.9.2*†	Addendum to Employment Agreement between StoneMor GP LLC and William R. Shane, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on November 19, 2007).

10.9.3*†	Employment Agreement, effective April 1, 2012, by and between StoneMor GP LLC and William Shane (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on April 2, 2012).

10.10.1*†	Letter Agreement by and between David Meyers and StoneMor GP LLC (incorporated by reference to Exhibit 10.13.1 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.10.2*†	Confidentiality and Non-Compete Agreement by and between David Meyers and StoneMor GP LLC (incorporated by reference to Exhibit 10.13.2 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.10.3*†	Payback Agreement by and between David Meyers and StoneMor GP LLC (incorporated by reference to Exhibit 10.13.3 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.11.1*†	Form of Indemnification Agreement by and between StoneMor GP LLC and Lawrence Miller, Robert B. Hellman, Jr., Fenton R. Talbott, Martin R. Lautman, William Shane, Allen R. Freedman, effective September 20, 2004 (incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.11.2*†	Form of Indemnification Agreement by and between StoneMor GP LLC and Howard Carver and Peter Grunebaum, effective February 16, 2007 (incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.11.3*†	Form of Indemnification Agreement by and between StoneMor GP LLC and Leo J. Pound and Jonathan Contos, dated February 26, 2015 (incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.12*†	General Release of Claims between Timothy K. Yost and StoneMor GP LLC, the general partner of StoneMor Partners L.P., dated May 18, 2015 (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.13.1*†	Letter Agreement by and between Sean P. McGrath and StoneMor GP LLC (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

10.13.2*†	Confidentiality and Non-Compete Agreement by and between Sean P. McGrath and StoneMor GP LLC (incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

10.14*	Settlement Agreement by and among StoneMor Indiana LLC, StoneMor Operating LLC, StoneMor Partners L.P., Chapel Hill Associates, Inc., Chapel Hill Funeral Home, Inc., Covington Memorial Funeral Home, Inc., Covington Memorial Gardens, Inc., Forest Lawn Memorial Chapel Inc., Forest Lawn Memory Gardens Inc., Fred W. Meyer, Jr. by James R. Meyer as Special Administrator to the Estate of Fred W. Meyer, Jr., James R. Meyer, Thomas E. Meyer, Nancy Cade, and F.T.J. Meyer Associates, LLC dated June 21, 2010 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on June 25, 2010).

10.15.1*	Omnibus Agreement by and among McCown De Leeuw & Co. IV, L.P., McCown De Leeuw & Co. IV Associates, L.P., MDC Management Company IV, LLC, Delta Fund LLC, Cornerstone Family Services LLC, CFSI LLC, StoneMor Partners L.P., StoneMor GP LLC, StoneMor Operating LLC, dated as of September 20, 2004 (incorporated by reference to Exhibit 10.4 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.15.2*	Amendment No. 1 to Omnibus Agreement entered into on, and effective as of, January 24, 2011 by and among MDC IV Trust U/T/A November 30, 2010, MDC IV Associates Trust U/T/A November 30, 2010, Delta Trust U/T/A November 30, 2010 (successors respectively to McCown De Leeuw & Co. IV, L.P., a California limited partnership, McCown De Leeuw IV Associates, L.P., a California limited partnership, Delta Fund LLC, a California limited liability company, and MDC Management Company IV, LLC, a California limited liability company), Cornerstone Family Services LLC, a Delaware limited liability company, CFSI LLC, a Delaware limited liability company, StoneMor Partners L.P., a Delaware limited partnership, StoneMor GP LLC, a Delaware limited liability company, for itself and on behalf of the Partnership in its capacity as general partner of the Partnership, and StoneMor Operating LLC, a Delaware limited liability company (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on January 28, 2011).

10.16*	Contribution, Conveyance and Assumption Agreement by and among StoneMor Partners L.P., StoneMor GP LLC, CFSI LLC, StoneMor Operating LLC, dated as of September 20, 2004 (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.17.1*	Lease Agreement, dated as of September 26, 2013, by and among StoneMor Operating, LLC, StoneMor Pennsylvania LLC and StoneMor Pennsylvania Subsidiary LLC, the Archdiocese of Philadelphia, and StoneMor Partners L.P., solely in its capacity as guarantor (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on October 2, 2013).

10.17.2*	Amendment No. 1 to Lease Agreement, dated as of March 20, 2014, by and among StoneMor Operating, LLC, StoneMor Pennsylvania LLC and StoneMor Pennsylvania Subsidiary LLC, the Archdiocese of Philadelphia, and StoneMor Partners L.P., solely in its capacity as guarantor (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on March 26, 2014).

10.17.3*	Amendment No. 2 to Lease Agreement, dated as of May 28, 2014, by and among StoneMor Operating, LLC, StoneMor Pennsylvania LLC, StoneMor Pennsylvania Subsidiary LLC, the Archdiocese of Philadelphia, and StoneMor Partners L.P. (incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.18.1*	Asset Sale Agreement dated April 2, 2014, by and among StoneMor Operating LLC, StoneMor Florida LLC, StoneMor Florida Subsidiary LLC, StoneMor North Carolina LLC, StoneMor North Carolina Subsidiary LLC, StoneMor North Carolina Funeral Services, Inc., Loewen [Virginia] LLC, Loewen [Virginia] Subsidiary, Inc., Rose Lawn Cemeteries LLC, Rose Lawn Cemeteries Subsidiary, Incorporated, StoneMor Pennsylvania LLC, StoneMor Pennsylvania Subsidiary LLC, CMS West Subsidiary LLC, S.E. Funeral Homes of Florida, LLC, S.E. Cemeteries of Florida, LLC, S.E. Combined Services of Florida, LLC, S.E. Cemeteries of North Carolina, Inc., S.E. Funeral Homes of North Carolina, Inc., Montlawn Memorial Park, Inc., S.E. Cemeteries of Virginia, LLC, SCI Virginia Funeral Services, Inc., George Washington Memorial Park, Inc., Sunset Memorial Park Company and S.E. Mid- Atlantic Inc. (incorporated by reference to Exhibit 2.1 of Registrant’s Current Report on Form 8-K filed on April 8, 2014).

10.18.2*	Asset Sale Agreement dated April 2, 2014, by and among StoneMor Operating LLC, StoneMor North Carolina LLC, StoneMor North Carolina Subsidiary LLC, Laurel Hill Memorial Park LLC, Laurel Hill Memorial Park Subsidiary, Inc., StoneMor Pennsylvania LLC, StoneMor Pennsylvania Subsidiary LLC, S.E. Cemeteries of North Carolina, Inc., Clinch Valley Memorial Cemetery, Inc., and S.E. Acquisition of Pennsylvania, Inc. (incorporated by reference to Exhibit 2.2 of Registrant’s Current Report on Form 8-K filed on April 8, 2014).

10.19*	Common Unit Purchase Agreement, dated as of May 19, 2014, by and between StoneMor Partners L.P. and American Cemeteries Infrastructure Investors, LLC (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 23, 2014).

21.1**	Subsidiaries of Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer President and Chairman of the Board of Directors.

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of Sean P. McGrath, Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith).

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Sean P. McGrath, Chief Financial Officer (furnished herewith).

99.1*	Second Amended and Restated Limited Liability Company Agreement of StoneMor GP LLC, dated as of May 21, 2014, entered into by StoneMor GP Holdings, LLC (incorporated by reference to Exhibit 99.1 of Registrant’s Current Report on Form 8-K filed on May 23, 2014).

99.2**	Amendment No. 1, dated as of November 17, 2015, to the Second Amended and Restated Limited Liability Company Agreement of StoneMor GP LLC, dated as of May 21, 2014, entered into by StoneMor GP Holdings, LLC.

101	Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014; (ii) Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013; (iii) Consolidated Statement of Partners’ Capital; (iv) Consolidated Statement of Cash Flows for the years ended December 31, 2015, 2014 and 2013; and (v) Notes to the Consolidated Financial Statements. Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of StoneMor Partners L.P.

*	Incorporated by reference, as indicated
**	Previously filed with the Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as originally filed with the Securities and Exchange Commission on February 29, 2016.
†	Management contract, compensatory plan or arrangement