Form 10-Q/A
period 2016-03-31
STONEMOR PARTNERS LP
filed 2016-11-09
CIK 1286131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

We are filing this Amendment No. 1 to our quarterly report on Form 10-Q (“Form 10-Q/A”) for the period ended March 31, 2016, which was originally filed on May 9, 2016 (“Original Filing”), to restate the Partnership’s consolidated financial statements as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015, as well as the related notes included in the Original Filing (“Restatement”).

This Form 10-Q/A contains only Item 1 (Financial Statements), Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), Item 4 (Controls and Procedures) of Part I and Item 6 (Exhibits) of Part II, and items including information not affected by the Restatement have not been repeated in this Form 10-Q/A.

The Restatement corrects accounting errors related to:

1)	The allocation of net loss to the General Partner and the limited partners for the purposes of determining the general partner’s and limited partners’ capital accounts presented within “Partners’ capital,” and the corresponding effect on “net loss per limited partner unit (basic and diluted)” for both of the three months ended March 31, 2016 and 2015;

2)	The presentation of certain components of “Cemetery property”, “Property and equipment, net of accumulated depreciation”, “Deferred cemetery revenues, net”, “Merchandise liability”, “Accounts payable and accrued liabilities” and “Common limited partners’ interest” as of March 31, 2016 and December 31, 2015;

3)	The presentation of “Cemetery merchandise revenues”, Cemetery service revenues”, and “Cost of goods sold” related to assumed performance obligations from acquisitions for both of the three months ended March 31, 2016 and 2015;

4)	The recording of incorrect amounts of investment revenues and expenses related to merchandise and perpetual care trusts on the consolidated statement of operations and the incorrect tracking of perpetual care-trusting obligations on the consolidated balance sheets;

5)	The recognition of incorrect amounts of revenue from deferred pre-acquisition contracts in the consolidated statements of operations based on inaccurate system inputs;

6)	Other adjustments principally relating to the recognition, accuracy and/or classification of certain amounts in “Deferred cemetery revenues, net”, “Merchandise liabilities”, and “Other current assets”; and

7)	The corresponding effect of the foregoing accounting errors on the Partnership’s income tax accounts, consolidated statement of partners’ capital, consolidated statement of cash flows, and the related notes thereto, disclosed in the Partnership’s consolidated financial statements as of March 31, 2016 and 2015 and for the three months ended March 31, 2016 and 2015 included in “Item 1 – Financial Statements (unaudited)” to this Form 10-Q/A.

Note 2, Restatement of Previously Issued Consolidated Financial Statements, in the Partnership’s consolidated financial statements included in Item 1 provides further information regarding the Restatement. “Item 4 – Controls and Procedures” to this Form 10-Q/A discloses the material weaknesses in the Partnership’s internal controls associated with the Restatement, as well as management’s conclusion that the Partnership’s internal controls over financial reporting were not effective as of December 31, 2015 and March 31, 2016. As disclosed therein, management is currently evaluating the changes needed in the Partnership’s internal controls over financial reporting to remediate these material weaknesses.

This Form 10-Q/A does not reflect events occurring after the filing of the Original Filing and does not substantively modify or update the disclosures therein other than as required to reflect the adjustments described above and to state our current address of principal executive offices on the cover page of Form 10-Q/A. See Note 2 to the accompanying consolidated financial statements, set forth in Item 1 of this Form 10-Q/A, for additional information.

We are also filing currently dated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1, and 32.2 to this Form 10-Q/A.

Unless the context otherwise requires, references to “we,” “us,” “our,” “StoneMor,” the “Company,” or the “Partnership” are to StoneMor Partners L.P. and its subsidiaries.

Index – Form 10-Q/A

Part I – Financial Information

ITEM 1.	FINANCIAL STATEMENTS

STONEMOR PARTNERS L.P.

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2016	December 31, 2015
	(As restated - see Note 2)
Assets
Current assets:
Cash and cash equivalents	$13,486	$15,153
Accounts receivable, net of allowance	69,718	68,415
Prepaid expenses	3,955	5,367
Other current assets	26,139	22,241

Total current assets	113,298	111,176

Long-term accounts receivable, net of allowance	95,091	95,167
Cemetery property	334,281	334,457
Property and equipment, net of accumulated depreciation	116,124	116,127
Merchandise trusts, restricted, at fair value	480,008	464,676
Perpetual care trusts, restricted, at fair value	310,207	307,804
Deferred selling and obtaining costs	114,921	111,542
Deferred tax assets	181	181
Goodwill	69,851	69,851
Intangible assets	66,654	67,209
Other assets	16,302	16,167

Total assets	$1,716,918	$1,694,357

Liabilities and Partners’ Capital
Current liabilities:
Accounts payable and accrued liabilities	$33,326	$29,989
Accrued interest	5,023	1,503
Current portion, long-term debt	1,459	2,440

Total current liabilities	39,808	33,932

Long-term debt, net of deferred financing costs	318,136	316,399
Deferred revenues	836,326	815,421
Deferred tax liabilities	17,764	17,747
Perpetual care trust corpus	310,207	307,804
Other long-term liabilities	22,992	21,508

Total liabilities	1,545,233	1,512,811

Commitments and contingencies
Partners’ Capital
General partner interest	(261)	15
Common limited partners’ interests	171,946	181,531

Total partners’ capital	171,685	181,546

Total liabilities and partners’ capital	$1,716,918	$1,694,357

See Accompanying Notes to the Unaudited Consolidated Financial Statements.

STONEMOR PARTNERS L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

(unaudited)

	Three months ended March 31,
	2016	2015
	(As restated - see Note 2)
Revenues:
Cemetery:
Merchandise	$32,768	$29,403
Services	13,463	14,557
Investment and other	14,375	11,273
Funeral home:
Merchandise	7,456	7,075
Services	8,867	8,185

Total revenues	76,929	70,493

Costs and Expenses:
Cost of goods sold	10,720	9,829
Cemetery expense	15,856	16,265
Selling expense	14,576	13,910
General and administrative expense	9,204	9,329
Corporate overhead	10,311	9,083
Depreciation and amortization	3,065	2,952
Funeral home expenses:
Merchandise	2,149	2,376
Services	6,451	5,593
Other	5,140	4,181

Total cost and expenses	77,472	73,518

Operating loss	(543)	(3,025)

Other gains (losses), net	(882)	—
Interest expense	(5,790)	(5,463)

Loss before income taxes	(7,215)	(8,488)

Income tax benefit (expense)	(260)	(22)

Net loss	$(7,475)	$(8,510)

General partner’s interest	$1,088	$685

Limited partners’ interest	$(8,563)	$(9,195)

Net loss per limited partner unit (basic and diluted)	$(0.26)	$(0.31)

Weighted average number of limited partners’ units outstanding (basic and diluted)	32,539	29,230

See Accompanying Notes to the Unaudited Consolidated Financial Statements.

STONEMOR PARTNERS L.P.

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(dollars in thousands)

(unaudited)

	Partners’ Capital
	Outstanding Common Units	Common Limited Partners	General Partner	Total
	(As restated - see Note 2)

December 31, 2015	32,108,782	$181,531	$15	$181,546
Issuance of common units	727,474	20,083	—	20,083
Common unit awards under incentive plans	9,293	407	—	407
Net loss	—	(8,563)	1,088	(7,475)
Cash distributions	—	(20,023)	(1,364)	(21,387)
Unit distributions paid in kind	55,737	(1,489)	—	(1,489)

March 31, 2016	32,901,286	$171,946	$(261)	$171,685

See Accompanying Notes to the Unaudited Consolidated Financial Statements.

STONEMOR PARTNERS L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2016	2015
	(As restated - see Note 2)
Cash Flows From Operating Activities:
Net loss	$(7,475)	$(8,510)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cost of lots sold	2,006	2,048
Depreciation and amortization	3,065	2,952
Non-cash compensation expense	407	272
Non-cash interest expense	757	734
Other gains (losses), net	882	—
Changes in assets and liabilities:
Accounts receivable, net of allowance	(1,227)	(4,477)
Merchandise trust fund	(11,613)	(10,231)
Other assets	(2,847)	2,364
Deferred selling and obtaining costs	(3,379)	(5,109)
Deferred revenue	16,952	23,414
Deferred taxes (net)	17	(179)
Payables and other liabilities	7,689	2,575

Net cash provided by operating activities	5,234	5,853

Cash Flows From Investing Activities:
Cash paid for capital expenditures	(4,560)	(2,815)
Proceeds from asset sales	138	—

Net cash used in investing activities	(4,422)	(2,815)

Cash Flows From Financing Activities:
Cash distributions	(21,387)	(17,948)
Proceeds from borrowings	10,500	20,335
Repayments of debt	(10,355)	(9,395)
Proceeds from issuance of common units	18,763	—
Cost of financing activities	—	(34)

Net cash used in financing activities	(2,479)	(7,042)

Net decrease in cash and cash equivalents	(1,667)	(4,004)
Cash and cash equivalents - Beginning of period	15,153	10,401

Cash and cash equivalents - End of period	$13,486	$6,397

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,513	$1,176
Cash paid during the period for income taxes	$376	$66

Non-cash investing and financing activities:
Acquisition of assets by financing	$56	$137

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

Basis of Presentation

The accompanying consolidated financial statements, which are unaudited except for the balance sheet at December 31, 2015, which is derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States (“GAAP”) for interim reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the Partnership’s financial position, results of operations and cash flows for the periods disclosed have been made. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto presented in Amendment No. 1 to the Partnership’s Annual Report on Form 10-K/A for the year ended December 31, 2015. Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year presentation. The results of operations for the three months ended March 31, 2016 may not necessarily be indicative of the results of operations for the full year ending December 31, 2016.

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

The following is a reconciliation of net income (loss) allocated to the common limited partners for purposes of calculating net income (loss) attributable to common limited partners per unit (in thousands, except unit data):

	Three months ended March 31,
	2016	2015

Net loss	$(7,475)	$(8,510)
Less: Incentive distribution right (“IDR”) payments to general partner	1,192	811

Net loss to allocate to general and limited partners	(8,667)	(9,321)

General partner’s interest excluding IDRs	(104)	(126)

Net loss attributable to common limited partners	$(8,563)	$(9,195)

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

The following table sets forth the reconciliation of the Partnership’s weighted average number of common limited partner units used to compute basic net income (loss) attributable to common limited partners per unit with those used to compute diluted net income (loss) attributable to common limited partners per unit (in thousands):

	Three months ended March 31,
	2016	2015

Weighted average number of common limited partner units - basic	32,539	29,230
Add effect of dilutive incentive awards (1)	—	—

Weighted average number of common limited partner units - diluted	32,539	29,230

(1)	The diluted weighted average number of limited partners’ units outstanding presented on the consolidated statement of operations does not include 292,670 units and 185,194 units for the three months ended March 31, 2016 and March 31, 2015, respectively, as their effects would be anti-dilutive.

2.	RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to the issuance of the Partnership’s Form 10-Q for the period ended March 31, 2016, the Partnership determined that material adjustments were needed to correct certain accounting errors. Accordingly, the accompanying consolidated financial statements of the Partnership as of March 31, 2016 and 2015 and for the three months ended March 31, 2016 and 2015, and the related notes hereto, have been restated to correct these accounting errors (the “Restatement”). A summary of these accounting errors, and their effect on the Partnership’s consolidated financial statements is as follows:

A.	The Partnership allocates net loss to the General Partner and its limited partners for the purposes of determining the General Partner’s and limited partners’ capital accounts within “Partners’ capital”, and to calculate net loss per limited partner unit (basic and diluted). However, the historical allocation of the Partnership’s net losses did not appropriately consider available cash that had been (or will be) distributed to the separate class of nonvoting limited partner interest (the incentive distribution rights) held by the General Partner. While this misallocation had no impact on the Partnership’s consolidated net loss for the three months ended March 31, 2016 and 2015, the revised calculation to correctly allocate net losses increased the limited partners’ historical share of allocated net loss and decreased the General Partner’s historical share of allocated net loss. As a result, the accompanying consolidated statement of operations and consolidated statement of partners’ capital have been restated to increase the limited partners’ share of allocated net loss and decrease the General Partner’s share of allocated net loss by approximately $1.2 million and $0.8 million for the three months ended March 31, 2016 and 2015, respectively. Accordingly, the accompanying consolidated statement of partner’s capital has also been restated to decrease the limited partners’ share of partners’ capital, and increase the General Partner’s share of partners’ capital by approximately $11.3 million and $10.2 million as of March 31, 2016 and December 31, 2015, respectively.

B.	The Partnership had historically presented the cost component of its performance obligations as a liability referred to as “Merchandise liability” and the offset for these liabilities was recognized as a reduction in “Deferred cemetery revenues, net” in the Partnership’s consolidated balance sheet. However, subsequent to the issuance of the Partnership’s Form 10-Q for the period ended March 31, 2016, the Partnership determined that the correct presentation of these obligations is “Deferred revenues”, rather than a separate “Merchandise liability”. Accordingly, the accompanying consolidated balance sheet as of March 31, 2016 and December 31, 2015, has been restated to reclassify merchandise liabilities of approximately $172.0 million and $173.1 million as of March 31, 2016 and December 31, 2015, respectively, from “Merchandise liability” to “Deferred revenue”. The Partnership restated its financial statement line item presentation of “Deferred cemetery revenues, net” to “Deferred revenues”. Accordingly, the accompanying consolidated balance sheet as of March 31, 2016 and December 31, 2015 has been restated to reclassify approximately $659.7 million and $637.5 million as of March 31, 2016 and December 31, 2015, respectively, from “Deferred cemetery revenue, net” to “Deferred revenue”.

C.	The Partnership had historically presented revenue related to assumed obligations from acquisitions on a net basis in the Partnership’s consolidated statement of operations. However, subsequent to the issuance of the Partnership’s Form 10-Q for the period ended March 31, 2016, the Partnership determined that the correct presentation of this revenue was on a gross basis. Accordingly, the accompanying consolidated statement of operations has been restated to present such revenue on a gross basis. This classification resulted in an increase in “Cemetery merchandise revenues” of approximately $0.8 million and $1.1 million, for the three months ended March 31, 2016 and 2015, respectively, increases in “Cemetery services revenue” of approximately $0.2 million and $0.1 million and an increase “Cost of goods sold” of approximately $1.0 million and $1.3 million for three months ended March 31, 2016 and 2015, respectively.

D.	The Partnership had historically recorded funeral home land from acquisitions within “Cemetery Property”. However, subsequent to the issuance of the Partnership’s Form 10-Q for the period ended March 31, 2016, the Partnership determined that such Funeral home land should be recorded within “Property and equipment”. This adjustment resulted in a decrease of $11.6 million and $11.8 million in “Cemetery property” as of March 31, 2016 and December 31, 2015, respectively, and a corresponding increase in “Property and equipment”. Additionally, the Partnership had historically recorded deferred cemetery property within “Deferred cemetery revenues, net”. However, subsequent to the issuance of the Partnership’s Form 10-Q for the period ended March 31, 2016, the Partnership determined that such amounts should have been recorded within “Cemetery property”. This adjustment resulted in an increase in “Cemetery property” in the amount of $3.7 million and $3.6 million as of March 31, 2016 and December 31, 2015, respectively.

E.	The Partnership had historically recorded the obligation for certain of the Partnership’s outstanding phantom unit awards as liabilities. However, subsequent to the issuance of the Partnership’s Form 10-Q for the period ended March 31, 2016, the Partnership determined that these awards are equity awards and should be classified as equity. Accordingly, the accompanying consolidated balance sheet as of March 31, 2016 and December 31, 2015, has been restated to adjust the awards as equity award, resulting in a $1.9 million increase to “Common limited partners’ interest” and a decrease for the same amount to “Accounts payable and accrued liabilities” as of March 31, 2016 and December 31, 2015.

F.	The Partnership had historically recognized incorrect amounts of investment revenues and expenses related to its merchandise and perpetual care trusts on its consolidated statement of operations and was incorrectly tracking its perpetual care-trusting obligations on its consolidated balance sheets. Accordingly, the accompanying consolidated financial statements as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015 have been restated for these adjustments. The adjustments resulted in an increase in “Deferred revenues” of approximately $18.3 million and $17.9 million, a decrease in “Partners’ Capital” of approximately $26.0 million and $25.4 million, and an increase in “Other long-term liabilities” of approximately $7.7 million and $7.5 million as of March 31, 2016 and December 31, 2015, respectively. In addition, the correction of these accounting errors resulted in an increase in “Cost of goods sold” of $0.6 million and $0.3 million for the three months ended March 31, 2016 and 2015, respectively.

G	The Partnership had historically recognized incorrect amounts of revenue from deferred pre-acquisition contracts in its consolidated statement of operations based on inaccurate system inputs. However, subsequent to the issuance of the Partnership’s Form 10-Q for the period ended March 31, 2016, the Partnership determined that revenue recognition on such pre-acquisition revenue was understated. Accordingly, the accompanying consolidated financial statements for the three months ended March 31, 2016 and 2015 have been restated to reflect the correction of the system inputs. The adjustments resulted in a decrease in “Deferred revenues” and an increase in “Partners’ capital” of $16.5 million as of March 31, 2016 and December 31, 2015 and an increase in “Cemetery merchandise revenues” of $0.4 million and an increase in “Cemetery services revenues” of $0.1 million in the three months ended March 31, 2015.

H	Remaining adjustments principally relate to the recognition, accuracy and/or classification of certain amounts in “Deferred cemetery revenues, net”, “Merchandise liabilities”, and “Other current assets”, determined subsequent to the issuance of the Partnership’s Form 10-Q for the period ended March 31, 2016. Accordingly, the accompanying consolidated financial statements as of March 31, 2016 and December 31, 2015, and for the three months ended March 31, 2016 and 2015 have been restated for these adjustments. The adjustments resulted in a decrease of $2.7 million and a decrease of $1.9 million in “Deferred revenues” as of March 31, 2016 and December 31, 2015, respectively, an increase in “Cemetery merchandise revenues” of $1.0 million and $1.0 million, an increase in “Cemetery services revenues” of $0.4 million and $0.5 million, and an increase in “Cost of goods sold” of $0.6 million and $1.3 million in the three months ended March 31, 2016, and 2015, respectively.

I.	The Partnership calculated the effect on income taxes associated with the foregoing accounting errors and, as such, “Income tax benefit (expense)” within consolidated statement of operations was restated by $0.1 million for the three months ended March 31, 2015 and the “Deferred tax liability” within the consolidated balance sheets are restated by approximately $0.1 million as of March 31, 2016 and December 31, 2015.

The effect of these adjustments on the Partnership’s consolidated balance sheets, statements of operations, partners’ capital and cash flows for the three months ended March 31, 2016 and 2015, and as of March 31, 2016 and December 31, 2015 is summarized below for each affected caption:

		As of March 31,			As of December 31,
		2016			2015
	Reference	As Filed	Restatement Adjustments	As Restated	As Filed	Restatement Adjustments	As Restated
		(in thousands)
Other current assets	H	$22,602	$3,537	$26,139	$18,863	$3,378	$22,241
Total current assets		109,761	3,537	113,298	107,798	3,378	111,176
Cemetery property	D	342,244	(7,963)	334,281	342,639	(8,182)	334,457
Property and equipment, net of accumulated depreciation	D	104,507	11,617	116,124	104,330	11,797	116,127
Deferred tax assets	I	40	141	181	40	141	181
Other assets	H	15,204	1,098	16,302	15,069	1,098	16,167
Total assets		1,708,488	8,430	1,716,918	1,686,125	8,232	1,694,357
Accounts payable and accrued liabilities	E	35,212	(1,886)	33,326	31,875	(1,886)	29,989
Total current liabilities		41,694	(1,886)	39,808	35,818	(1,886)	33,932
Deferred cemetery revenues, net	B	659,730	(659,730)	—	637,536	(637,536)	—
Merchandise liability	B	171,967	(171,967)	—	173,097	(173,097)	—
Deferred revenues	B, D, F, G, H	—	836,326	836,326	—	815,421	815,421
Deferred tax liabilities	I	17,850	(86)	17,764	17,833	(86)	17,747
Other long-term liabilities	F	15,271	7,721	22,992	13,960	7,548	21,508
Total liabilities		1,534,855	10,378	1,545,233	1,502,447	10,364	1,512,811
General partner interest	A, F, G, H, I	(11,495)	11,234	(261)	(10,038)	10,053	15
Common limited partners’ interest	A, E, F, G, H, I	185,128	(13,182)	171,946	193,716	(12,185)	181,531
Total partners’ capital		173,633	(1,948)	171,685	183,678	(2,132)	181,546
Total liabilities and partners’ capital		$1,708,488	$8,430	$1,716,918	$1,686,125	$8,232	$1,694,357

		Three months ended March 31,
		2016			2015
	Reference	As Filed	Restatement Adjustments	As Restated	As Filed	Restatement Adjustments	As Restated
		(in thousands, except per unit data)
Cemetery revenues:
Merchandise	C, G, H	$30,975	$1,793	$32,768	$26,937	$2,466	$29,403
Services	C, G, H	12,832	631	13,463	13,910	647	14,557
Investment and other	F	14,452	(77)	14,375	11,310	(37)	11,273
Total revenues		74,582	2,347	76,929	67,417	3,076	70,493
Cost of goods sold	C, F, H	8,557	2,163	10,720	7,083	2,746	9,829
Total cost and expenses		75,309	2,163	77,472	70,772	2,746	73,518
Operating loss		(727)	184	(543)	(3,355)	330	(3,025)
Loss before income taxes		(7,399)	184	(7,215)	(8,818)	330	(8,488)
Income tax benefit (expense)	I	(260)	—	(260)	(65)	43	(22)
Net loss		(7,659)	184	(7,475)	(8,883)	373	(8,510)
General partner’s interest for the period	A, F, G, H, I	(93)	1,181	1,088	(120)	805	685
Limited partners’ interest for the period	A, F, G, H, I	(7,566)	(997)	(8,563)	(8,763)	(432)	(9,195)
Net loss per limited partner unit (basic and diluted)	A, F, G, H, I	$(0.23)	$(0.03)	$(0.26)	$(0.30)	$(0.01)	$(0.31)

		Common Limited Partners	General Partner	Total	Common Limited Partners	General Partner	Total	Common Limited Partners	General Partner	Total
	Reference	As Filed			Restatement Adjustments			As Restated
		(in thousands)
Capital Balance at December 31, 2015	A, E, F, G, H, I	$193,716	$(10,038)	$183,678	$(12,185)	$10,053	$(2,132)	$181,531	$15	$181,546
Net loss	A, F, G, H	(7,566)	(93)	(7,659)	(997)	1,181	184	(8,563)	1,088	(7,475)
Capital Balance at March 31, 2016	A, E, F, G, H, I	$185,128	$(11,495)	$173,633	$(13,182)	$11,234	$(1,948)	$171,946	$(261)	$171,685

		Three months ended March 31,
		2016			2015
	Reference	As Filed	Restatement Adjustments	As Restated	As Filed	Restatement Adjustments	As Restated
	(in thousands)
Net loss	F, G, H, I	$(7,659)	$184	$(7,475)	$(8,883)	$373	$(8,510)
Changes in assets and liabilities:
Other assets	D, H	(2,649)	(198)	(2,847)	1,161	1,203	2,364
Deferred revenues	B, D, F, G, H	18,475	(1,523)	16,952	24,842	(1,428)	23,414
Deferred taxes (net)	I	—	—	—	(135)	(44)	(179)
Payables and other liabilities	F	6,152	1,537	7,689	2,679	(104)	2,575
Net cash provided by operating activities		$5,234	$—	$5,234	$5,853	$—	$5,853

The Restatement adjustments affecting the consolidated statement of cash flows for the periods noted are included in the Partnership’s net loss from operations and offset by changes in operating assets and liabilities. There were no adjustments related to cash provided by (used in) investing and financing activities.

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

	Three months ended March 31,
	2016	2015

Revenue	$76,929	$72,293
Net loss	(7,475)	(8,401)
Net loss per limited partner unit (basic and diluted)	$(.26)	$(.31)

The properties acquired in 2015 have contributed $2.3 million of revenue and $0.4 million of operating profit for the three months ended March 31, 2016.

4.	ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

Accounts receivable, net of allowance, consists of the following at the dates indicated (in thousands):

	March 31, 2016	December 31, 2015

Customer receivables	$209,974	$207,645
Unearned finance income	(20,144)	(20,078)
Allowance for contract cancellations	(25,021)	(23,985)

Accounts receivable, net of allowance	164,809	163,582
Less: current portion, net of allowance	69,718	68,415

Long-term portion, net of allowance	$95,091	$95,167

Activity in the allowance for contract cancellations is as follows (in thousands):

	Three months ended March 31,
	2016	2015

Balance, beginning of period	$23,985	$22,138
Provision for cancellations	6,073	6,072
Charge-offs, net	(5,037)	(4,995)

Balance, end of period	$25,021	$23,215

5.	CEMETERY PROPERTY

Cemetery property consists of the following at the dates indicated (in thousands):

	March 31, 2016	December 31, 2015

Cemetery land	$253,873	$253,955
Mausoleum crypts and lawn crypts	80,408	80,502

Cemetery property	$334,281	$334,457

6.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following at the dates indicated (in thousands):

	March 31, 2016	December 31, 2015

Building and improvements	$120,328	$117,034
Furniture and equipment	52,973	54,346
Funeral home land	11,617	11,797

Property and equipment, gross	184,918	183,177
Less: accumulated depreciation	(68,794)	(67,050)

Property and equipment, net of accumulated depreciation	$116,124	$116,127

Depreciation expense was $2.5 million and $2.4 million for the three months ended March 31, 2016 and 2015, respectively.

7.	MERCHANDISE TRUSTS

At March 31, 2016 and December 31, 2015, the Partnership’s merchandise trusts consisted of investments in debt and equity marketable securities and cash equivalents, both directly as well as through mutual and investment funds. Certain assets acquired in connection with the Partnership’s 2015 acquisitions (see Note 3) are based upon preliminary estimated values assigned to the assets by the Partnership at the date of acquisition, and will be adjusted when additional information is received.

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

The cost and market value associated with the assets held in the merchandise trusts as of March 31, 2016 and December 31, 2015 were as follows (in thousands):

March 31, 2016	Fair Value Hierarchy Level	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Short-term investments	1	$54,308	$—	$—	$54,308
Fixed maturities:
U.S. governmental securities	2	97	8	(1)	104
Corporate debt securities	2	9,963	35	(758)	9,240
Other debt securities	2	7,150	22	—	7,172

Total fixed maturities		17,210	65	(759)	16,516

Mutual funds - debt securities	1	235,915	2,339	(8,818)	229,436
Mutual funds - equity securities	1	139,336	1,650	(12,062)	128,924

Equity securities	1	41,571	1,087	(4,852)	37,806
Other invested assets	2	2,063	2	(355)	1,710

Total managed investments		$490,403	$5,143	$(26,846)	$468,700

Assets acquired via acquisition		3,075	—	—	3,075
West Virginia Trust Receivable		8,233	—	—	8,233

Total		$501,711	$5,143	$(26,846)	$480,008

December 31, 2015	Fair Value Hierarchy Level	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Short-term investments	1	$35,150	$—	$—	$35,150
Fixed maturities:
U.S. governmental securities	2	98	6	(3)	101
Corporate debt securities	2	11,922	8	(546)	11,384
Other debt securities	2	7,150	11	(7)	7,154

Total fixed maturities		19,170	25	(556)	18,639

Mutual funds - debt securities	1	232,096	86	(10,713)	221,469
Mutual funds - equity securities	1	139,341	69	(12,249)	127,161

Equity securities	1	49,563	1,127	(2,474)	48,216
Other invested assets	2	1,681	—	—	1,681

Total managed investments		$477,001	$1,307	$(25,992)	$452,316

Assets acquired via acquisition		4,185	—	—	4,185
West Virginia Trust Receivable		8,175	—	—	8,175

Total		$489,361	$1,307	$(25,992)	$464,676

The contractual maturities of debt securities as of March 31, 2016 were as follows below:

	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years

U.S. governmental securities	$10	$12	$82	$—
Corporate debt securities	—	7,008	2,232	—
Other debt securities	3,680	3,492	—	—

Total fixed maturities	$3,690	$10,512	$2,314	$—

Temporary Declines in Fair Value

The Partnership evaluates declines in fair value below cost for each asset held in the merchandise trusts on a quarterly basis.

An aging of unrealized losses on the Partnership’s investments in debt and equity securities within the merchandise trusts as of March 31, 2016 and December 31, 2015 is presented below (in thousands):

	Less than 12 months		12 Months or more		Total
March 31, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Fixed maturities:
U.S. governmental securities	$7	$—	$26	$1	$33	$1
Corporate debt securities	6,671	587	1,525	171	8,196	758

Total fixed maturities	6,678	587	1,551	172	8,229	759

Mutual funds - debt securities	116,564	5,634	39,450	3,184	156,014	8,818
Mutual funds - equity securities	79,319	10,473	6,721	1,589	86,040	12,062
Equity securities	27,142	4,328	1,722	524	28,864	4,852
Other invested assets	—	—	22	355	22	355

Total	$229,703	$21,022	$49,466	$5,824	$279,169	$26,846

	Less than 12 months		12 Months or more		Total
December 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Fixed maturities:
U.S. governmental securities	$—	$—	$33	$3	$33	$3
Corporate debt securities	7,247	411	1,513	135	8,760	546
Other debt securities	2,883	7	—	—	2,883	7

Total fixed maturities	10,130	418	1,546	138	11,676	556

Mutual funds - debt securities	121,777	6,938	36,682	3,775	158,459	10,713
Mutual funds - equity securities	58,467	10,994	5,465	1,255	63,932	12,249
Equity securities	21,480	2,275	649	199	22,129	2,474

Total	$211,854	$20,625	$44,342	$5,367	$256,196	$25,992

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

Other-Than-Temporary Impairment of Trust Assets

The Partnership assesses its merchandise trust assets for other-than-temporary declines in fair value on a quarterly basis. During the three months ended March 31, 2016, the Partnership determined that there were no other than temporary impairments to the investment portfolio in the merchandise trusts. During the three months ended March 31, 2015, the Partnership determined that there were two securities with an aggregate cost basis of approximately $0.6 million and an aggregate fair value of approximately $0.4 million, resulting in an impairment of $0.2 million, wherein such impairment was considered to be other-than-temporary. Accordingly, the Partnership adjusted the cost basis of these assets to their current value and offset this change against deferred revenues. This reduction in deferred revenues will be reflected in earnings in future periods as the underlying merchandise is delivered or the underlying service is performed.

8.	PERPETUAL CARE TRUSTS

At March 31, 2016 and December 31, 2015, the Partnership’s perpetual care trusts consisted of investments in debt and equity marketable securities and cash equivalents, both directly as well as through mutual and investment funds. Certain assets acquired in connection with the Partnership’s 2015 acquisitions (see Note 3) are based upon preliminary estimated values assigned to the assets by the Partnership at the date of acquisition, and will be adjusted when additional information is received.

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

The cost and market value associated with the assets held in the perpetual care trusts as of March 31, 2016 and December 31, 2015 were as follows (in thousands):

March 31, 2016	Fair Value Hierarchy Level	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Short-term investments	1	$34,322	$—	$—	$34,322
Fixed maturities:
U.S. governmental securities	2	190	16	(1)	205
Corporate debt securities	2	22,635	134	(1,311)	21,458

Total fixed maturities		22,825	150	(1,312)	21,663

Mutual funds - debt securities	1	190,212	1,804	(6,713)	185,303
Mutual funds - equity securities	1	68,471	1,457	(4,338)	65,590

Equity securities	1	2,185	577	(8)	2,754
Other invested assets	2	10	4	—	14

Total managed investments		$318,025	$3,992	$(12,371)	$309,646

Assets acquired via acquisition		561	—	—	561

Total		$318,586	$3,992	$(12,371)	$310,207

December 31, 2015	Fair Value Hierarchy Level	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Short-term investments	1	$36,618	$—	$—	$36,618
Fixed maturities:
U.S. governmental securities	2	126	14	—	140
Corporate debt securities	2	22,837	57	(845)	22,049
Other debt securities	2	36	—	(1)	35

Total fixed maturities		22,999	71	(846)	22,224

Mutual funds - debt securities	1	184,866	35	(7,180)	177,721
Mutual funds - equity securities	1	68,079	1,054	(1,713)	67,420

Equity securities	1	2,319	636	(7)	2,948
Other invested assets	2	473	1	(162)	312

Total managed investments		$315,354	$1,797	$(9,908)	$307,243

Assets acquired via acquisition		561	—	—	561

Total		$315,915	$1,797	$(9,908)	$307,804

The contractual maturities of debt securities as of March 31, 2016 were as follows below:

	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years

U.S. governmental securities	$112	$—	$39	$54
Corporate debt securities	148	16,914	4,396	—

Total fixed maturities	$260	$16,914	$4,435	$54

Temporary Declines in Fair Value

The Partnership evaluates declines in fair value below cost of each individual asset held in the perpetual care trusts on a quarterly basis.

An aging of unrealized losses on the Partnership’s investments in debt and equity securities within the perpetual care trusts as of March 31, 2016 and December 31, 2015 is presented below (in thousands):

	Less than 12 months		12 Months or more		Total
March 31, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Fixed maturities:
U.S. governmental securities	$—	$—	$26	$1	$26	$1
Corporate debt securities	13,119	956	3,288	355	16,407	1,311

Total fixed maturities	13,119	956	3,314	356	16,433	1,312

Mutual funds - debt securities	77,522	4,128	52,063	2,585	129,585	6,713
Mutual funds - equity securities	41,149	3,751	3,478	587	44,627	4,338
Equity securities	492	8	—	—	492	8
Other invested assets	—	—	—	—	—	—

Total	$132,282	$8,843	$58,855	$3,528	$191,137	$12,371

	Less than 12 months		12 Months or more		Total
December 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Fixed maturities:
U.S. governmental securities	$—	$—	$112	$—	$112	$—
Corporate debt securities	12,482	535	4,505	310	16,987	845
Other debt securities	35	1	—	—	35	1

Total fixed maturities	12,517	536	4,617	310	17,134	846

Mutual funds - debt securities	81,215	4,263	50,774	2,917	131,989	7,180
Mutual funds - equity securities	16,514	1,363	4,308	350	20,822	1,713
Equity securities	488	6	1,137	1	1,625	7
Other invested assets	—	—	315	162	315	162

Total	$110,734	$6,168	$61,151	$3,740	$171,885	$9,908

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

9.	GOODWILL AND INTANGIBLE ASSETS

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

Amortization expense for intangible assets was $0.6 million for both the three months ended March 31, 2016 and 2015. The following is estimated amortization expense related to intangible assets with finite lives for the periods noted below (in thousands):

2016 (remainder)	$1,625
2017	$1,956
2018	$1,708
2019	$1,440
2020	$1,266

10.	LONG-TERM DEBT

Total debt consists of the following at the dates indicated (in thousands):

	March 31, 2016	December 31, 2015

Credit Facility:
Working Capital Draws	$106,500	$105,000
Acquisition Draws	44,500	44,500
7.875% Senior Notes, due June 2021	172,292	172,186
Notes payable - acquisition debt	642	687
Notes payable - acquisition non-competes	1,356	1,629
Insurance and vehicle financing	1,386	2,336
Less deferred financing costs, net of accumulated amortization	(7,081)	(7,499)

Total debt	319,595	318,839
Less current maturities	(1,459)	(2,440)

Total long-term debt	$318,136	$316,399

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

At March 31, 2016 and December 31, 2015, deferred revenues consisted of the following (in thousands):

	March 31, 2016	December 31, 2015

Deferred contract revenues	$772,365	$759,812
Deferred merchandise trust revenue	85,664	80,294
Deferred merchandise trust unrealized gains (losses)	(21,703)	(24,685)

Deferred revenues	$836,326	$815,421

Deferred selling and obtaining costs	$114,921	$111,542

13.	LONG-TERM INCENTIVE PLANS

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

14.	COMMITMENTS AND CONTINGENCIES

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

CONDENSED CONSOLIDATING BALANCE SHEETS

		Subsidiary	Guarantor	Non-Guarantor
March 31, 2016	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$—	$—	$9,935	$3,551	$—	$13,486
Other current assets	—	5,007	80,222	14,583	—	99,812

Total current assets	—	5,007	90,157	18,134	—	113,298

Long-term accounts receivable	—	2,836	80,696	11,559	—	95,091
Cemetery property and equipment	—	1,030	418,219	31,156	—	450,405
Merchandise trusts	—	—	—	480,008	—	480,008
Perpetual care trusts	—	—	—	310,207	—	310,207
Deferred selling and obtaining costs	—	5,967	93,893	15,061	—	114,921
Goodwill and intangible assets	—	—	77,917	58,588	—	136,505
Other assets	—	—	14,301	2,182	—	16,483
Investments in and amounts due from affiliates eliminated upon consolidation	239,617	153,304	451,868	—	(844,789)	—

Total assets	$239,617	$168,144	$1,227,051	$926,895	$(844,789)	$1,716,918

Liabilities and Equity
Current liabilities	$—	$33	$38,932	$843	$—	$39,808
Long-term debt, net of deferred financing costs	67,932	104,360	145,844	—	—	318,136
Deferred revenues	—	40,590	713,898	81,838	—	836,326
Perpetual care trust corpus	—	—	—	310,207	—	310,207
Other long-term liabilities	—	—	31,072	9,684	—	40,756
Due to affiliates	—	—	172,292	466,722	(639,014)	—

Total liabilities	67,932	144,983	1,102,038	869,294	(639,014)	1,545,233

Partners’ capital	171,685	23,161	125,013	57,601	(205,775)	171,685

Total liabilities and partners’ capital	$239,617	$168,144	$1,227,051	$926,895	$(844,789)	$1,716,918

December 31, 2015	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$—	$—	$11,869	$3,284	$—	$15,153
Other current assets	—	4,858	78,464	12,701	—	96,023

Total current assets	—	4,858	90,333	15,985	—	111,176

Long-term accounts receivable	—	2,888	80,969	11,310	—	95,167
Cemetery property and equipment	—	1,084	418,400	31,100	—	450,584
Merchandise trusts	—	—	—	464,676	—	464,676
Perpetual care trusts	—	—	—	307,804	—	307,804
Deferred selling and obtaining costs	—	5,967	91,275	14,300	—	111,542
Goodwill and intangible assets	—	—	78,223	58,837	—	137,060
Other assets	—	—	14,153	2,195	—	16,348
Investments in and amounts due from affiliates eliminated upon consolidation	249,436	165,639	436,811	—	(851,886)	—

Total assets	$249,436	$180,436	$1,210,164	$906,207	$(851,886)	$1,694,357

Liabilities and Equity
Current liabilities	$—	$12	$33,083	$837	$—	$33,932
Long-term debt, net of deferred financing costs	67,890	104,295	144,214	—	—	316,399
Deferred revenues	—	40,467	697,516	77,438	—	815,421
Perpetual care trust corpus	—	—	—	307,804	—	307,804
Other long-term liabilities	—	—	29,761	9,494	—	39,255
Due to affiliates	—	—	172,185	454,605	(626,790)	—

Total liabilities	67,890	144,774	1,076,759	850,178	(626,790)	1,512,811

Partners’ capital	181,546	35,662	133,405	56,029	(225,096)	181,546

Total liabilities and partners’ capital	$249,436	$180,436	$1,210,164	$906,207	$(851,886)	$1,694,357

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three months ended March 31, 2016	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Total revenues	$—	$1,233	$64,294	$13,766	$(2,364)	$76,929
Total cost and expenses	—	(2,517)	(65,771)	(11,548)	2,364	(77,472)
Other income (loss)	—	—	(882)	—	—	(882)
Net loss from equity investment in subsidiaries	(6,117)	(7,639)	—	—	13,756	—
Interest expense	(1,358)	(2,087)	(2,154)	(191)	—	(5,790)

Net income (loss) before income taxes	(7,475)	(11,010)	(4,513)	2,027	13,756	(7,215)

Income tax benefit (expense)	—	—	(260)	—	—	(260)

Net income (loss)	$(7,475)	$(11,010)	$(4,773)	$2,027	$13,756	$(7,475)

Three months ended March 31, 2015	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Total revenues	$—	$1,280	$61,286	$10,848	$(2,921)	$70,493
Total cost and expenses	—	(2,411)	(62,716)	(11,312)	2,921	(73,518)
Net loss from equity investment in subsidiaries	(7,152)	(6,748)	—	—	13,900	—
Interest expense	(1,358)	(2,087)	(1,841)	(177)	—	(5,463)

Net income (loss) before income taxes	(8,510)	(9,966)	(3,271)	(641)	13,900	(8,488)

Income tax benefit (expense)	—	—	(22)	—	—	(22)

Net income (loss)	$(8,510)	$(9,966)	$(3,293)	$(641)	$13,900	$(8,510)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Three months ended March 31, 2016	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$2,624	$5	$7,764	$910	$(6,069)	$5,234

Cash Flows From Investing Activities:
Cash paid for acquisitions and capital expenditures	—	(5)	(3,774)	(643)	—	(4,422)

Net cash used in investing activities	—	(5)	(3,774)	(643)	—	(4,422)

Cash Flows From Financing Activities:
Cash distributions	(21,387)	—	—	—	—	(21,387)
Payments to affiliates	—	—	(6,069)	—	6,069	—
Net borrowings and repayments of debt	—	—	145	—	—	145
Proceeds from issuance of common units	18,763	—	—	—	—	18,763

Net cash provided by (used in) financing activities	(2,624)	—	(5,924)	—	6,069	(2,479)

Net increase (decrease) in cash and cash equivalents	—	—	(1,934)	267	—	(1,667)
Cash and cash equivalents - Beginning of period	—	—	11,869	3,284	—	15,153

Cash and cash equivalents - End of period	$—	$—	$9,935	$3,551	$—	$13,486

Three months ended March 31, 2015	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$17,948	$108	$8,576	$614	$(21,393)	$5,853

Cash Flows From Investing Activities:
Cash paid for acquisitions and capital expenditures	—	(108)	(2,154)	(553)	—	(2,815)

Net cash used in investing activities	—	(108)	(2,154)	(553)	—	(2,815)

Cash Flows From Financing Activities:
Cash distributions	(17,948)	—	—	—	—	(17,948)
Payments to affiliates	—	—	(21,393)	—	21,393	—
Net borrowings and repayments of debt	—	—	10,940	—	—	10,940
Other financing activities	—	—	(34)	—	—	(34)

Net cash provided by (used in) financing activities	(17,948)	—	(10,487)	—	21,393	(7,042)

Net increase (decrease) in cash and cash equivalents	—	—	(4,065)	61	—	(4,004)
Cash and cash equivalents - Beginning of period	—	—	7,059	3,342	—	10,401

Cash and cash equivalents - End of period	$—	$—	$2,994	$3,403	$—	$6,397

17.	ISSUANCES OF LIMITED PARTNER UNITS

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

	Three months ended March 31,
	2016	2015

Cemetery Operations:
Revenues	$60,606	$55,233
Operating costs and expenses	(50,356)	(49,333)
Depreciation and amortization	(1,970)	(1,906)

Segment income	$8,280	$3,994

Funeral Homes:
Revenues	$16,323	$15,260
Operating costs and expenses	(13,740)	(12,150)
Depreciation and amortization	(877)	(799)

Segment income	$1,706	$2,311

Reconciliation of segment income to net loss:
Cemeteries	$8,280	$3,994
Funeral homes	1,706	2,311

Total segment income	9,986	6,305

Corporate overhead	(10,311)	(9,083)
Corporate depreciation and amortization	(218)	(247)
Other gains (losses), net	(882)	—
Interest expense	(5,790)	(5,463)
Income tax benefit (expense)	(260)	(22)

Net loss	$(7,475)	$(8,510)

Capital expenditures:
Cemeteries	$1,941	$2,566
Funeral homes	451	175
Corporate	2,168	74

Total capital expenditures	$4,560	$2,815

	March 31, 2016	December 31, 2015

Balance sheet information:
Assets:
Cemetery Operations	$1,500,916	$1,481,926
Funeral Homes	194,456	190,443
Corporate	21,546	21,988

Total assets	$1,716,918	$1,694,357

Goodwill:
Cemetery Operations	$25,320	$25,320
Funeral Homes	44,531	44,531

Total goodwill	$69,851	$69,851

19.	SUBSEQUENT EVENTS

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

As discussed in the Explanatory Note to this Form 10-Q/A and Note 2, Restatement of Previously Issued Consolidated Financial Statements, in the Partnership’s consolidated financial statements included in Item 1 to this Form 10-Q/A, the consolidated financial statements of the Partnership as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015 have been revised to give effect to the Restatement. Accordingly, the discussion and analysis below for the three months ended March 31, 2016 and 2015 has been revised to give effect to the Restatement. The revised discussion and analysis presented below provides information to assist in understanding our financial condition and results of operations, and should be read in conjunction with the Partnership’s consolidated financial statements included in Item 1.

Certain statements contained in this Form 10-Q/A, including, but not limited to, information regarding our operating activities, the plans and objectives of our management, and assumptions regarding our future performance and plans are forward-looking statements. When used in this Form 10-Q/A, the words “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are based on management’s expectations and estimates. These statements are neither promises nor guarantees and are made subject to certain risks and uncertainties that could cause actual results to differ materially from the results stated or implied in this Form 10-Q/A.

Our major risks are related to uncertainties associated with the cash flow from pre-need and at-need sales, trusts and financings, which may impact StoneMor’s ability to meet its financial projections, service its debt, pay distributions, and increase its distributions, as well as with its ability to maintain an effective system of internal control over financial reporting and disclosure controls and procedures.

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

Our risks and uncertainties are more particularly described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K/A for the year ended December 31, 2015. Readers are cautioned not to place undue reliance on forward looking statements included in this Form 10-Q/A, which speak only as of the date hereof. Except as required by applicable laws, we undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

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

RESULTS OF OPERATIONS

Cemetery Operations

Overview

We are currently the second largest owner and operator of cemeteries in the United States. As of March 31, 2016, we operated 307 cemeteries in 27 states and Puerto Rico. We own 276 of these cemeteries and we manage or operate the remaining 31 under lease, operating or management agreements. Revenues from cemetery operations accounted for approximately 78.8% of our total revenues during the three months ended March 31, 2016.

Operating Results

The following table presents operating results for our cemetery operations for the respective reporting periods (in thousands):

	Three months ended March 31,
	2016	2015

Merchandise	$32,768	$29,403
Services	13,463	14,557
Interest income	2,229	2,200
Investment and other	12,146	9,073

Total revenue	60,606	55,233

Cost of goods sold	10,720	9,829
Cemetery expense	15,856	16,265
Selling expense	14,576	13,910
General and administrative expense	9,204	9,329

Total cost and expenses	50,356	49,333

Operating income	$10,250	$5,900

Cemetery merchandise revenues were $32.8 million for the three months ended March 31, 2016, an increase of $3.4 million from $29.4 million for the three months ended March 31, 2015. The increase is principally due to an increase in recognized sales of markers and mausoleums. Cemetery services revenues were $13.5 million for the three months ended March 31, 2016, a decrease of $1.1 million from $14.6 million for the three months ended March 31, 2015. This decrease was primarily due to a reduction in opening and closing service revenues. Investment and other income was $12.1 million for the three months ended March 31, 2016, an increase of $3.0 million from $9.1 million for the three months ended March 31, 2015. This increase was primarily due to a $1.1 million increase in trust income due to higher invested capital amounts and increased income withdrawals from our merchandise trusts and a $1.6 million increase in large land sales. Interest income remained consistent at $2.2 million for both the three months ended March 31, 2016 and 2015.

Cost of goods sold was $10.7 million for the three months ended March 31, 2016, an increase of $0.9 million from $9.8 million for the three months ended March 31, 2015. This increase was primarily due to an increase in perpetual care costs, due to an increase in burial right values, and changes in the value and mix of products.

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

Funeral Home Operations

Overview

As of three months ended March 31, 2016, we owned and operated 104 funeral homes. These properties are located in 19 states and Puerto Rico. Revenues from funeral home operations accounted for approximately 21.2% of our total revenues during three months ended March 31, 2016.

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

Income Tax Expense

Income tax expense was $0.3 million for the three months ended March 31, 2016, an decrease of $0.2 million from a expense of $0.1 million for the three months ended March 31, 2015. Our effective tax rate differs from our statutory tax rate primarily because our legal entity structure includes different tax filing entities, including a significant number of partnerships that are not subject to paying tax.

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

Cash Flows - Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Net cash flows provided by operating activities were $5.2 million during the three months ended March 31, 2016, a decrease of $0.7 million from $5.9 million during the three months ended March 31, 2015. The $0.7 million unfavorable movement in net cash provided by operating activities resulted from a $2.8 million unfavorable movement in working capital and a $2.1 million favorable movement in net income excluding non-cash items. The unfavorable movement in working capital was principally due to timing differences, greater net-contributions to our merchandise trusts and the satisfaction of performance obligations. The favorable movement in net income excluding non-cash items was due principally to our cemetery operations.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires making estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of actual revenue and expenses during the reporting period. Although we base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, actual results may differ from the estimates on which our financial statements are prepared at any given point of time. Changes in these estimates could materially affect our financial position, results of operations or cash flows. Significant items that are subject to such estimates and assumptions include revenue and expense accruals, fair value of merchandise and perpetual care trusts assets and the allocation of purchase price to the fair value of assets acquired. A discussion of our significant accounting policies we have adopted and followed in the preparation of our consolidated financial statements was included in our Annual Report on Form 10-K/A for the year ended December 31, 2015, and we summarize our significant accounting policies within our consolidated financial statements included in Note 1 under “Item 1” of this Form 10-Q/A.

ITEM 4.	CONTROLS AND PROCEDURES (As Revised)

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

In connection with our Original Filing, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, as of March 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the restatement of our consolidated financial statements (see Note 2, Restatement of Previously Issued Consolidated Financial Statements, under Item 1. Financial Statements unaudited), under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, we re-evaluated the effectiveness of our disclosure controls and procedures. In conducting our re-evaluation, we considered the material weaknesses in our internal control over financial reporting as discussed below. Based on this reevaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2016.

As discussed in the Explanatory Note and Note 2, Restatement of Previously Issued Consolidated Financial statements, included in this Form 10-Q/A, we determined to restate our previously issued financial statements to correct for errors associated with the recognition and presentation of certain revenues, expenses, assets, and liabilities, both recognized and deferred, the allocation of income and loss to our partners, and errors in the processing of transactions. As a result of this restatement, management identified deficiencies in our processes and procedures that constitute material weaknesses in our internal control over financial reporting as follows:

A.	The Partnership did not design and maintain effective controls over establishing accounting policies nor did they periodically review them for appropriate application in the financial statements.

B.	The Partnership did not design and maintain effective controls over the review of certain recorded balances within “Deferred cemetery revenues, net,” “Merchandise liability,” “Investment and other” revenues, ”Cemetery property,” and “Partners’ Capital”.

C.	The Partnership did not design and maintain effective controls over the reconciliation of amounts recorded in the general ledger to relevant supporting details.

In connection with the restatement of our consolidated financial statements, management re-evaluated the effectiveness of our internal control over financial reporting. Based on that re-assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2015, due to the material weaknesses described above.

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

STONEMOR PARTNERS L.P.
By: StoneMor GP LLC
its general partner

November 9, 2016	/s/ Lawrence Miller
Lawrence Miller
Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

November 9, 2016	/s/ Sean P. McGrath
Sean P. McGrath
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors.

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of Sean P. McGrath, Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith).

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Sean P. McGrath, Chief Financial Officer (furnished herewith).

101	Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of March 31, 2016, and December 31, 2015; (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015; (iii) Unaudited Condensed Consolidated Statement of Partners’ Capital (Deficit); (iv) Unaudited Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2016 and 2015; and (v) Notes to the Unaudited Condensed Consolidated Financial Statements. Users of this data are advised that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of StoneMor Partners L.P.