Form 10-Q/A
period 2016-06-30
STONEMOR PARTNERS LP
filed 2016-11-09
CIK 1286131

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

Explanatory Note

We are filing this Amendment No. 1 to our quarterly report on Form 10-Q (“Form 10-Q/A”) for the period ended June 30, 2016 which was originally filed on August 5, 2016 (“Original Filing”), to restate the Partnership’s consolidated financial statements as of June 30, 2016 and December 31, 2015 and for both the three and six months ended June 30, 2016 and 2015, as well as the related notes included in the Original Filing (“Restatement”).

This Form 10-Q/A contains only Item 1 (Financial Statements), Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), Item 4 (Controls and Procedures) of Part I and Item 6 (Exhibits) of Part II , and items including information not affected by the Restatement have not been repeated in this Form 10-Q/A.

The Restatement corrects accounting errors related to:

1)	The allocation of net loss to the General Partner and the limited partners for the purposes of determining the general partner’s and limited partners’ capital accounts presented within “Partners’ capital,” and the corresponding effect on “net loss per limited partner unit (basic and diluted)” for each of the three and six months ended June 30, 2016 and 2015;

2)	The presentation of certain components of “Cemetery property”, “Property and equipment, net of accumulated depreciation”, “Deferred cemetery revenues, net”, “Merchandise liability”, “Accounts payable and accrued liabilities” and “Common limited partners’ interest” as of June 30, 2016 and December 31, 2015;

3)	The presentation of “Cemetery merchandise revenues”, Cemetery service revenues”, and “Cost of goods sold” related to assumed performance obligations from acquisitions for each of the three and six months ended June 30, 2016 and 2015;

4)	The recording of incorrect amounts of investment revenues and expenses related to merchandise and perpetual care trusts on the consolidated statement of operations and the incorrect tracking of perpetual care-trusting obligations on the consolidated balance sheets;

5)	The recognition of incorrect amounts of revenue from deferred pre-acquisition contracts in the consolidated statements of operations based on inaccurate system inputs;

6)	Other adjustments principally relating to the recognition, accuracy and/or classification of certain amounts in “Deferred cemetery revenues, net”, “Merchandise liabilities”, and “Other current assets”; and

7)	The corresponding effect of the foregoing accounting errors on the Partnership’s income tax accounts, consolidated statement of partners’ capital, consolidated statement of cash flows, and the related notes thereto, disclosed in the Partnership’s consolidated financial statements as of June 30, 2016 and 2015 and for each of the three and six months ended June 30, 2016 and 2015 included in “Item 1 – Financial Statements (unaudited)” to this Form 10-Q/A.

Note 2, Restatement of Previously Issued Consolidated Financial Statements, in the Partnership’s consolidated financial statements included in Item 1 provides further information regarding the Restatement. “Item 4 – Controls and Procedures” to this Form 10-Q/A discloses the material weaknesses in the Partnership’s internal controls associated with the Restatement, as well as management’s conclusion that the Partnership’s internal controls over financial reporting were not effective as of December 31, 2015 and June 30, 2016. As disclosed therein, management is currently evaluating the changes needed in the Partnership’s internal controls over financial reporting to remediate these material weaknesses.

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

STONEMOR PARTNERS L.P.

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 30, 2016	December 31, 2015
	(As restated - see Note 2)
Assets
Current assets:
Cash and cash equivalents	$9,436	$15,153
Accounts receivable, net of allowance	74,231	68,415
Prepaid expenses	7,037	5,367
Other current assets	21,823	22,241

Total current assets	112,527	111,176
Long-term accounts receivable, net of allowance	95,121	95,167
Cemetery property	333,859	334,457
Property and equipment, net of accumulated depreciation	114,790	116,127
Merchandise trusts, restricted, at fair value	494,596	464,676
Perpetual care trusts, restricted, at fair value	321,700	307,804
Deferred selling and obtaining costs	118,410	111,542
Deferred tax assets	181	181
Goodwill	70,572	69,851
Intangible assets	66,098	67,209
Other assets	18,341	16,167

Total assets	$1,746,195	$1,694,357

Liabilities and Partners’ Capital
Current liabilities:
Accounts payable and accrued liabilities	$33,660	$29,989
Accrued interest	1,473	1,503
Current portion, long-term debt	5,373	2,440

Total current liabilities	40,506	33,932
Long-term debt, net of deferred financing costs	277,854	316,399
Deferred revenues	868,194	815,421
Deferred tax liabilities	17,828	17,747
Perpetual care trust corpus	321,700	307,804
Other long-term liabilities	24,209	21,508

Total liabilities	1,550,291	1,512,811

Commitments and contingencies
Partners’ Capital
General partner interest	(632)	15
Common limited partners’ interests	196,536	181,531

Total partners’ capital	195,904	181,546

Total liabilities and partners’ capital	$1,746,195	$1,694,357

See Accompanying Notes to the Unaudited Consolidated Financial Statements.

STONEMOR PARTNERS L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(As restated - see Note 2)
Revenues:
Cemetery:
Merchandise	$37,855	$38,999	$70,623	$68,402
Services	13,676	15,367	27,139	29,924
Investment and other	12,012	16,653	26,387	27,926
Funeral home:
Merchandise	6,569	6,250	14,025	13,325
Services	8,170	7,244	17,037	15,429

Total revenues	78,282	84,513	155,211	155,006

Costs and Expenses:
Cost of goods sold	12,042	13,333	22,762	23,162
Cemetery expense	17,485	19,279	33,341	35,544
Selling expense	16,391	15,769	30,967	29,679
General and administrative expense	8,993	9,192	18,197	18,521
Corporate overhead	9,737	10,429	20,048	19,512
Depreciation and amortization	3,155	2,944	6,220	5,896
Funeral home expenses:
Merchandise	1,835	2,066	3,984	4,442
Services	6,151	5,703	12,602	11,296
Other	4,746	4,380	9,886	8,561

Total cost and expenses	80,535	83,095	158,007	156,613

Operating income (loss)	(2,253)	1,418	(2,796)	(1,607)
Other gains (losses), net	(191)	—	(1,073)	—
Interest expense	(5,707)	(5,770)	(11,497)	(11,233)

Loss before income taxes	(8,151)	(4,352)	(15,366)	(12,840)
Income tax benefit (expense)	(500)	(292)	(760)	(314)

Net loss	$(8,651)	$(4,644)	$(16,126)	$(13,154)

General partner’s interest	$1,085	$899	$2,173	$1,584
Limited partners’ interest	$(9,736)	$(5,543)	$(18,299)	$(14,738)
Net loss per limited partner unit (basic and diluted)	$(0.28)	$(0.19)	$(0.54)	$(0.50)
Weighted average number of limited partners’ units outstanding (basic and diluted)	34,837	29,286	33,688	29,258

See Accompanying Notes to the Unaudited Consolidated Financial Statements.

STONEMOR PARTNERS L.P.

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(dollars in thousands)

(unaudited)

	Partners’ Capital
	Outstanding	Common	General
	Common Units	Limited Partners	Partner	Total
	(As restated - see Note 2)
December 31, 2015	32,108,782	$181,531	$15	$181,546
Issuance of common units	3,203,682	77,345	—	77,345
Common unit awards under incentive plans	9,293	820	—	820
Net loss	—	(18,299)	2,173	(16,126)
Cash distributions	—	(41,883)	(2,820)	(44,703)
Unit distributions paid in kind	117,290	(2,978)	—	(2,978)

June 30, 2016	35,439,047	$196,536	$(632)	$195,904

See Accompanying Notes to the Unaudited Consolidated Financial Statements.

STONEMOR PARTNERS L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2016	2015
	(As restated - see Note 2)
Cash Flows From Operating Activities:
Net loss	$(16,126)	$(13,154)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cost of lots sold	4,443	4,917
Depreciation and amortization	6,220	5,896
Non-cash compensation expense	820	547
Non-cash interest expense	1,534	1,467
Other gains (losses), net	1,073	—
Changes in assets and liabilities:
Accounts receivable, net of allowance	(5,867)	(9,469)
Merchandise trust fund	(10,517)	(23,478)
Other assets	(3,740)	(4,352)
Deferred selling and obtaining costs	(6,868)	(7,483)
Deferred revenue	32,516	43,755
Deferred taxes (net)	81	(129)
Payables and other liabilities	4,890	5,458

Net cash provided by operating activities	8,459	3,975

Cash Flows From Investing Activities:
Cash paid for capital expenditures	(7,504)	(7,250)
Cash paid for acquisitions	(1,500)	—
Proceeds from asset sales	1,848	—

Net cash used in investing activities	(7,156)	(7,250)

Cash Flows From Financing Activities:
Cash distributions	(44,703)	(36,297)
Proceeds from borrowings	38,744	56,823
Repayments of debt	(75,247)	(14,215)
Proceeds from issuance of common units	74,537	—
Cost of financing activities	(351)	(34)

Net cash provided by (used in) financing activities	(7,020)	6,277

Net increase (decrease) in cash and cash equivalents	(5,717)	3,002
Cash and cash equivalents - Beginning of period	15,153	10,401

Cash and cash equivalents - End of period	$9,436	$13,403

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$9,994	$9,551
Cash paid during the period for income taxes	$2,325	$3,516
Non-cash investing and financing activities:
Acquisition of assets by financing	$137	$242

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

The following is a reconciliation of net income (loss) allocated to the common limited partners for purposes of calculating net income (loss) attributable to common limited partners per unit (in thousands, except unit data):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net loss	$(8,651)	$(4,644)	$(16,126)	$(13,154)
Less: Incentive distribution right (“IDR”) payments to general partner	1,195	975	2,387	1,786

Net loss to allocate to general and limited partners	(9,846)	(5,619)	(18,513)	(14,940)
General partner’s interest excluding IDRs	(110)	(76)	(214)	(202)

Net loss attributable to common limited partners	$(9,736)	$(5,543)	$(18,299)	$(14,738)

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

2. RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to the issuance of the Partnership’s Form 10-Q for the period ended June 30, 2016, the Partnership determined that material adjustments were needed to correct certain accounting errors. Accordingly, the accompanying consolidated financial statements of the Partnership as of June 30, 2016 and December 31, 2015 and for each of the three and six months ended June 30, 2016 and 2015, and the related notes hereto, have been restated to correct these accounting errors (the “Restatement”). A summary of these accounting errors, and their effect on the Partnership’s consolidated financial statements is, as follows:

A.	The Partnership allocates net loss to the General Partner and its limited partners for the purposes of determining the General Partner’s and limited partners’ capital accounts within “Partners’ capital”, and to calculate net loss per limited partner unit (basic and diluted). However, the historical allocation of the Partnership’s net losses did not appropriately consider available cash that had been (or will be) distributed to the separate class of nonvoting limited partner interest (the incentive distribution rights) held by the General Partner. While this misallocation had no impact on the Partnership’s consolidated net loss for both the three and six months ended June 30, 2016 and 2015, the revised calculation to correctly allocate net losses increased the limited partners’ historical share of allocated net loss and decreased the General Partner’s historical share of allocated net loss. As a result, the accompanying consolidated statement of operations and consolidated statement of partners’ capital have been restated to increase the limited partners’ share of allocated net loss and decrease the General Partner’s share of allocated net loss by approximately $1.2 million and $1.0 million for the three months ended June 30, 2016 and 2015, respectively, and $2.4 million and $1.8 million for the six months ended June 30, 2016 and 2015. Accordingly, the accompanying consolidated statement of partner’s capital has also been restated to decrease the limited partners’ share of partners’ capital, and increase the General Partner’s share of partners’ capital by approximately $12.5 million and $10.2 million as of June 30, 2016 and December 31, 2015, respectively.

B.	The Partnership had historically presented the cost component of its performance obligations as a liability referred to as “Merchandise liability” and the offset for these liabilities was recognized as a reduction in “Deferred cemetery revenues, net” in the Partnership’s consolidated balance sheet. However, subsequent to the issuance of the Partnership’s Form 10-Q for the period ended June 30, 2016, the Partnership determined that the correct presentation of these obligations is “Deferred revenues”, rather than a separate “Merchandise liability”. Accordingly, the accompanying consolidated balance sheet as of June 30, 2016 and December 31, 2015, has been restated to reclassify merchandise liabilities of approximately $170.0 million and $173.1 million as of June 30, 2016 and December 31, 2015, respectively, from “Merchandise liability” to “Deferred revenue”. The Partnership restated its financial statement line item presentation of “Deferred cemetery revenues, net” to “Deferred revenues”. Accordingly, the accompanying consolidated balance sheet as of June 30, 2016 and December 31, 2015 has been restated to reclassify approximately $695.1 million and $637.5 million as of June 30, 2016 and December 31, 2015, respectively, from “Deferred cemetery revenue, net” to “Deferred revenue”.

C.	The Partnership had historically presented revenue related to assumed obligations from acquisitions on a net basis in the Partnership’s consolidated statement of operations. However, subsequent to the issuance of the Partnership’s Form 10-Q for the period ended June 30, 2016, the Partnership determined that the correct presentation of this revenue was on a gross basis. Accordingly, the accompanying consolidated statement of operations has been restated to present such revenue on a gross basis. This classification resulted in an increase in “Cemetery merchandise revenues” of approximately $0.8 million and $1.3 million for the three months ended June 30, 2016 and 2015, respectively, and $1.6 million and $2.5 million for the six months ended June 30, 2016 and 2015, respectively, an increase in “Cemetery services revenue” of approximately $0.3 million and $0.2 million for the three months ended June 30, 2016 and 2015, respectively, and $0.5 million and $0.3 million for the six months ended June 30, 2016 and 2015, respectively, and an increase “Cost of goods sold” of approximately $1.0 million and $1.5 million for the three months ended June 30, 2016 and 2015, respectively, and $2.0 million and $2.8 million for the six months ended June 30, 2016 and 2015, respectively.

D.	The Partnership had historically recorded funeral home land from acquisitions within “Cemetery property”. However, subsequent to the issuance of the Partnership’s Form 10-Q for the period ended June 30, 2016, the Partnership determined that such Funeral home land should be recorded within “Property and equipment”. This adjustment resulted in a decrease of $11.7 million and $11.8 million in “Cemetery property” as of June 30, 2016 and December 31, 2015, respectively, and a corresponding increase in “Property and equipment”. Additionally, the Partnership had historically recorded deferred cemetery property within “Deferred cemetery revenues, net”. However, subsequent to the issuance of the Partnership’s Form 10-Q for the period ended June 30, 2016, the Partnership determined that such amounts should have been recorded within “Cemetery property”. This adjustment resulted in an increase in “Cemetery property” in the amount of $3.7 million and $3.6 million as of June 30, 2016 and December 31, 2015, respectively.

E.	The Partnership had historically recorded the obligation for certain of the Partnership’s outstanding phantom unit awards as liabilities. However, subsequent to the issuance of the Partnership’s Form 10-Q for the period ended June 30, 2016, the Partnership determined that these awards are equity awards and should be classified as equity. Accordingly, the accompanying consolidated balance sheet as of June 30, 2016 and December 31, 2015, has been restated to adjust the awards as equity award, resulting in a $1.9 million increase to “Common limited partners’ interest” and a decrease for the same amount to “Accounts payable and accrued liabilities” as of June 30, 2016 and December 31, 2015.

F.	The Partnership had historically recognized incorrect amounts of investment revenues and expenses related to its merchandise and perpetual care trusts on its consolidated statement of operations and was incorrectly tracking its perpetual care-trusting obligations on its consolidated balance sheets. Accordingly, the accompanying consolidated financial statements as of June 30, 2016 and 2015 and for both the three and six months ended June 30, 2016 and 2015 have been restated for these adjustments. The adjustments resulted in an increase in “Deferred revenues” of approximately $18.5 million and $17.9 million, a decrease in “Partners’ Capital” of approximately $26.5 million and $25.4 million, and an increase in “Other long-term liabilities” of approximately $8.0 million and $7.5 million as of June 30, 2016 and December 31, 2015, respectively. In addition, the correction of these accounting errors resulted in an increase in “Investment and other” revenues of $0.3 million in the three months ended June 30, 2016 and $0.2 million in the six months ended June 30, 2016, and an increase in “Cost of goods sold” of $0.7 million and $0.4 million for the three months ended June 30, 2016 and 2015, respectively, and $1.3 million and $0.7 million for the six months ended June 30, 2016 and 2015, respectively.

G.	The Partnership had historically recognized incorrect amounts of revenue from deferred pre-acquisition contracts in its consolidated statement of operations based on inaccurate system inputs. Subsequent to the issuance of the Partnership’s Form 10-Q for the period ended June 30, 2016, the Partnership determined that revenue recognition on such pre-acquisition revenue was understated. Accordingly, the accompanying consolidated financial statements for the three and six months ended June 30, 2016 and 2015 have been restated to reflect the correction of the system inputs. The adjustments resulted in a decrease in “Deferred revenues” and an increase in “Partners’ Capital” of $16.5 million as of June 30, 2016 and December 31, 2015 and an increase in “Cemetery merchandise revenues” of $0.4 million and $0.8 million for the three and six months ended June 30, 2015 and an increase in “Cemetery services revenues” of $0.1 million in the three and six months ended June 30, 2015.

H.	Remaining adjustments principally relate to the recognition, accuracy and/or classification of certain amounts in “Deferred cemetery revenues, net”, “Merchandise liabilities”, and “Other current assets”, determined subsequent to the issuance of the Partnership’s Form 10-Q for the period ended June 30, 2016. Accordingly, the accompanying consolidated financial statements as of June 30, 2016 and December 31, 2015, and for the three and six months ended June 30, 2016 and 2015 have been restated for these adjustments. The adjustments resulted in a decrease of $3.6 million and a decrease of $1.9 million in “Deferred revenues” as of June 30, 2016 and December 31, 2015, respectively. The adjustments also resulted in an increase in “Cemetery merchandise revenues” of $1.0 million and $1.2 million, an increase in “Cemetery services revenues” of $0.4 million and $0.6 million, and an increase in “Cost of goods sold” of $0.6 million and $1.6 million in the three months ended June 30, 2016, and 2015, respectively. The adjustments resulted in an increase in “Cemetery merchandise revenues” of $2.0 million and $2.2 million, an increase in “Cemetery services revenues” of $0.9 million and $1.0 million, and an increase in “Cost of goods sold” of $1.1 million and $2.9 million in the six months ended June 30, 2016, and 2015, respectively.

I.	The Partnership calculated the effect on income taxes associated with the foregoing accounting errors and, as such, “Income tax benefit (expense)” within consolidated statement of operations was restated by $0.1 million for the three and six months ended June 30, 2015 and the “Deferred tax liability” within the consolidated balance sheets are restated by approximately $0.1 million as of June 30, 2016 and December 31, 2015.

The effect of these adjustments on the Partnership’s consolidated balance sheets, statements of operations, partners’ capital and cash flows for each of the three and six months ended June 30, 2016 and 2015, and as of June 30, 2016 and December 31, 2015 is summarized below for each affected caption:

		As of June 30,			As of December 31,
		2016			2015
		As	Restatement	As	As	Restatement	As
	Reference	Filed	Adjustments	Restated	Filed	Adjustments	Restated
		(in thousands)

Other current assets	H	$19,126	$2,697	$21,823	$18,863	$3,378	$22,241
Total current assets		109,830	2,697	112,527	107,798	3,378	111,176
Cemetery property	D	341,825	(7,966)	333,859	342,639	(8,182)	334,457
Property and equipment, net of accumulated depreciation	D	103,083	11,707	114,790	104,330	11,797	116,127
Deferred tax assets	I	40	141	181	40	141	181
Other assets	H	17,243	1,098	18,341	15,069	1,098	16,167
Total assets		1,738,518	7,677	1,746,195	1,686,125	8,232	1,694,357
Accounts payable and accrued liabilities	E	35,546	(1,886)	33,660	31,875	(1,886)	29,989
Total current liabilities		42,392	(1,886)	40,506	35,818	(1,886)	33,932
Deferred cemetery revenues, net	B	695,092	(695,092)	—	637,536	(637,536)	—
Merchandise liability	B	169,974	(169,974)	—	173,097	(173,097)	—
Deferred revenues	B, D, F, G, H	—	868,194	868,194	—	815,421	815,421
Deferred tax liabilities	I	17,914	(86)	17,828	17,833	(86)	17,747
Other long-term liabilities	F	16,168	8,041	24,209	13,960	7,548	21,508
Total liabilities		1,541,094	9,197	1,550,291	1,502,447	10,364	1,512,811
General partner interest	A, F, G, H, I	(13,054)	12,422	(632)	(10,038)	10,053	15
Common limited partners’ interest	A, E, F, G, H, I	210,478	(13,942)	196,536	193,716	(12,185)	181,531
Total partners’ capital		197,424	(1,520)	195,904	183,678	(2,132)	181,546
Total liabilities and partners’ capital		$1,738,518	$7,677	$1,746,195	$1,686,125	$8,232	$1,694,357

		Three months ended June 30,
		2016			2015
		As	Restatement	As	As	Restatement	As
	Reference	Filed	Adjustments	Restated	Filed	Adjustments	Restated
		(in thousands, except per unit data)
Cemetery revenues:
Merchandise	C, G, H	$36,105	$1,750	$37,855	$36,042	$2,957	$38,999
Services	C, G, H	12,984	692	13,676	14,591	776	15,367
Investment and other	F	11,721	291	12,012	16,698	(45)	16,653
Total revenues		75,549	2,733	78,282	80,825	3,688	84,513
Cost of goods sold	C, F, H	9,737	2,305	12,042	9,807	3,526	13,333
Total cost and expenses		78,230	2,305	80,535	79,569	3,526	83,095
Operating income (loss)		(2,681)	428	(2,253)	1,256	162	1,418
Loss before income taxes		(8,579)	428	(8,151)	(4,514)	162	(4,352)
Income tax benefit (expense)	I	(500)	—	(500)	(334)	42	(292)
Net loss		(9,079)	428	(8,651)	(4,848)	204	(4,644)
General partner’s interest for the period	A, F, G, H, I	(103)	1,188	1,085	(65)	964	899
Limited partners’ interest for the period	A, F, G, H, I	(8,976)	(760)	(9,736)	(4,783)	(760)	(5,543)
Net loss per limited partner unit (basic and diluted)	A, F, G, H, I	$(0.26)	$(0.02)	$(0.28)	$(0.16)	$(0.03)	$(0.19)

		Six months ended June 30,
		2016			2015
		As	Restatement	As	As	Restatement	As
	Reference	Filed	Adjustments	Restated	Filed	Adjustments	Restated
		(in thousands, except per unit data)
Cemetery revenues:
Merchandise	C, G, H	$67,080	$3,543	$70,623	$62,979	$5,423	$68,402
Services	C, G, H	25,816	1,323	27,139	28,501	1,423	29,924
Investment and other	F	26,173	214	26,387	28,008	(82)	27,926
Total revenues		150,131	5,080	155,211	148,242	6,764	155,006
Cost of goods sold	C, F, H	18,294	4,468	22,762	16,890	6,272	23,162
Total cost and expenses		153,539	4,468	158,007	150,341	6,272	156,613
Operating income (loss)		(3,408)	612	(2,796)	(2,099)	492	(1,607)
Loss before income taxes		(15,978)	612	(15,366)	(13,332)	492	(12,840)
Income tax benefit (expense)	I	(760)	—	(760)	(399)	85	(314)
Net loss		(16,738)	612	(16,126)	(13,731)	577	(13,154)
General partner’s interest for the period	A, F, G, H, I	(196)	2,369	2,173	(185)	1,769	1,584
Limited partners’ interest for the period	A, F, G, H, I	(16,542)	(1,757)	(18,299)	(13,546)	(1,192)	(14,738)
Net loss per limited partner unit (basic and diluted)	A, F, G, H, I	$(0.49)	$(0.05)	$(0.54)	$(0.46)	$(0.04)	$(0.50)

		Common Limited Partners	General Partner	Total	Common Limited Partners	General Partner	Total	Common Limited Partners	General Partner	Total
	Reference	As Filed			Restatement Adjustments			As Restated
		(in thousands)
Capital Balance at December 31, 2015	A, E, F, G, H, I	$193,716	$(10,038)	$183,678	$(12,185)	$10,053	$(2,132)	$181,531	$15	$181,546
Net loss	A, F, G, H	(16,542)	(196)	(16,738)	(1,757)	2,369	612	(18,299)	2,173	(16,126)
Capital Balance at June 30, 2016	A, E, F, G, H, I	$210,478	$(13,054)	$197,424	$(13,942)	$12,422	$(1,520)	$196,536	$(632)	$195,904

		Six months ended June 30,
		2016			2015
		As	Restatement	As	As	Restatement	As
	Reference	Filed	Adjustments	Restated	Filed	Adjustments	Restated
		(in thousands)
Net loss	F, G, H, I	$(16,738)	$612	$(16,126)	$(13,731)	$577	$(13,154)
Changes in assets and liabilities:
Other assets	D, H	(4,295)	555	(3,740)	(9,162)	4,810	(4,352)
Deferred revenues	B, D, F, G, H	37,755	(5,239)	32,516	45,307	(1,552)	43,755
Deferred taxes (net)	I	—	—	—	(44)	(85)	(129)
Payables and other liabilities	F	818	4,072	4,890	9,208	(3,750)	5,458
Net cash provided by operating activities .		$8,459	$—	$8,459	$3,975	$—	$3,975

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

Assets:
Accounts receivable	$22
Cemetery and funeral home property	90
Property and equipment	220
Merchandise trusts, restricted	290
Other assets	13

Total assets	635

Liabilities:
Deferred revenues	193

Total liabilities	193

Fair value of net assets acquired	442

Consideration paid - cash	1,500

Total consideration paid	1,500

Goodwill from purchase	$1,058

The Partnership recorded goodwill of $1.1 million in the Funeral Home reporting unit for the properties acquired in 2016.

2015 Acquisitions

During the year ended December 31, 2015, the Partnership acquired the following properties and related assets, net of certain assumed liabilities:

•	One funeral home for cash consideration of $0.9 million on July 21, 2015;

•	Three funeral homes and one cemetery for cash consideration of $5.7 million on August 6, 2015;

•	Two cemeteries for cash consideration of $1.5 million on August 20, 2015;

•	One funeral home for cash consideration of $5.0 million on August 31, 2015, and an additional $1.0 million paid in five annual installments beginning on the 1st anniversary of the closing date; and

•	One cemetery and two funeral homes for cash consideration of $5.7 million on December 1, 2015.

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

Assets:
Accounts receivable	$2,641
Cemetery property	5,249
Property and equipment	7,710
Inventory	53
Merchandise trusts, restricted	15,075
Perpetual care trusts, restricted	4,134
Intangible assets	406

Total assets	35,268

Liabilities:
Deferred revenues	21,349
Perpetual care trust corpus	4,134
Other liabilities	21

Total liabilities	25,504

Fair value of net assets acquired	9,764

Consideration paid – cash	18,800
Deferred cash consideration	876

Total consideration paid	19,676

Gain on bargain purchase	$766

Goodwill from purchase	$10,678

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

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenue	$78,282	$86,426	$155,324	$158,832
Net loss	(8,651)	(4,516)	(16,107)	(12,898)
Net loss per limited partner unit (basic and diluted)	$(0.28)	$(0.18)	$(0.54)	$(0.50)

The properties acquired in 2016 have contributed $0.1 million of revenue and less than $0.1 million of operating profit for the three and six months ended June 30, 2016, respectively. The properties acquired in 2015 have contributed $4.8 million and $2.4 million of revenue and $0.8 million and $0.4 million of operating profit for the three and six months ended June 30, 2016 respectively.

4. ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

Accounts receivable, net of allowance, consists of the following at the dates indicated (in thousands):

	June 30, 2016	December 31, 2015
Customer receivables	$217,071	$207,645
Unearned finance income	(20,323)	(20,078)
Allowance for contract cancellations	(27,396)	(23,985)

Accounts receivable, net of allowance	169,352	163,582
Less: current portion, net of allowance	74,231	68,415

Long-term portion, net of allowance	$95,121	$95,167

Activity in the allowance for contract cancellations is as follows (in thousands):

	Six months ended June 30,
	2016	2015
Balance, beginning of period	$23,985	$22,138
Provision for cancellations	13,267	13,200
Charge-offs, net	(9,856)	(10,264)

Balance, end of period	$27,396	$25,074

5. CEMETERY PROPERTY

Cemetery property consists of the following at the dates indicated (in thousands):

	June 30, 2016	December 31, 2015
Cemetery land	$253,596	$253,955
Mausoleum crypts and lawn crypts	80,263	80,502

Cemetery property	$333,859	$334,457

6. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at the dates indicated (in thousands):

	June 30, 2016	December 31, 2015
Building and improvements	$119,634	$117,034
Furniture and equipment	54,202	54,346
Funeral home land	11,707	11,797

Property and equipment, gross	185,543	183,177
Less: accumulated depreciation	(70,753)	(67,050)

Property and equipment, net of accumulated depreciation	$114,790	$116,127

Depreciation expense was $2.6 million and $2.4 million for three months ended June 30, 2016 and 2015, respectively, and $5.1 million and $4.8 million for six months ended June 30, 2016 and 2015, respectively.

7. MERCHANDISE TRUSTS

At June 30, 2016 and December 31, 2015, the Partnership’s merchandise trusts consisted of investments in debt and equity marketable securities and cash equivalents, both directly as well as through mutual and investment funds. Certain assets acquired in connection with the Partnership’s 2015 and 2016 acquisitions (see Note 3) are based upon preliminary estimated values assigned to the assets by the Partnership at the date of acquisition, and will be adjusted when additional information is received.

All of these investments are classified as Available for Sale and accordingly, all of the assets are carried at fair value. All of the investments subject to the fair value hierarchy (see Note 1) are considered either Level 1 or Level 2 assets pursuant to the three-level hierarchy described in Note 15. There were no Level 3 assets.

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

Other-Than-Temporary Impairment of Trust Assets

The Partnership assesses its merchandise trust assets for other-than-temporary declines in fair value on a quarterly basis. During the three and six months ended June 30, 2016, the Partnership determined that there were no other than temporary impairments to the investment portfolio in the merchandise trusts. During the three months ended June 30, 2015, the Company determined that there were no other than temporary impairments to the investment portfolio in the merchandise trusts. During the six months ended June 30, 2015, the Company determined that there were two securities with an aggregate cost basis of approximately $0.6 million and an aggregate fair value of approximately $0.4 million, resulting in an impairment of $0.2 million, wherein such impairment was considered to be other-than-temporary. Accordingly, the Partnership adjusted the cost basis of these assets to their current value and offset this change against deferred revenues. This reduction in deferred revenues is reflected in earnings in periods after the impairment date as the underlying merchandise is delivered or the underlying services are performed.

8. PERPETUAL CARE TRUSTS

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

All of these investments are classified as Available for Sale and accordingly, all of the assets are carried at fair value. All of the investments subject to the fair value hierarchy (see Note 1) are considered either Level 1 or Level 2 assets pursuant to the three-level hierarchy described in Note 15. There were no Level 3 assets. The perpetual care trusts are VIEs for which the Partnership is the primary beneficiary.

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

At June 30, 2016 and December 31, 2015, deferred revenues consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Deferred contract revenues	$785,072	$759,812
Deferred merchandise trust revenue	90,045	80,294
Deferred merchandise trust unrealized gains (losses)	(6,923)	(24,685)

Deferred revenues	$868,194	$815,421

Deferred selling and obtaining costs	$118,410	$111,542

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

The Partnership’s current assets and liabilities on its consolidated balance sheets are considered to be financial instruments, and their estimated fair values approximate their carrying values due to their short-term nature and thus are categorized as Level 1. The Partnership’s merchandise and perpetual care trusts consist of investments in debt and equity marketable securities and cash equivalents, are carried at fair value, and are considered either Level 1 or Level 2 (see Notes 7 and 8). Certain investments in the merchandise and perpetual care trusts are excluded from the fair value leveling hierarchy in accordance with GAAP.

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

CONDENSED CONSOLIDATING BALANCE SHEETS

June 30, 2016	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$6,382	$3,054	$—	$9,436
Other current assets	—	5,276	82,814	15,001	—	103,091

Total current assets	—	5,276	89,196	18,055	—	112,527
Long-term accounts receivable	—	2,821	81,134	11,166	—	95,121
Cemetery property and equipment	—	1,020	416,052	31,577	—	448,649
Merchandise trusts	—	—	—	494,596	—	494,596
Perpetual care trusts	—	—	—	321,700	—	321,700
Deferred selling and obtaining costs	—	5,967	96,730	15,713	—	118,410
Goodwill and intangible assets	—	—	78,331	58,339	—	136,670
Other assets	—	—	16,151	2,371	—	18,522
Investments in and amounts due from affiliates eliminated upon consolidation	263,879	175,341	465,794	—	(905,014)	—

Total assets	$263,879	$190,425	$1,243,388	$953,517	$(905,014)	$1,746,195

Liabilities and Equity
Current liabilities	$—	$36	$39,636	$834	$—	$40,506
Long-term debt, net of deferred financing costs	67,975	104,425	105,454	—	—	277,854
Deferred revenues	—	41,456	740,550	86,188	—	868,194
Perpetual care trust corpus	—	—	—	321,700	—	321,700
Other long-term liabilities	—	—	32,158	9,879	—	42,037
Due to affiliates	—	—	172,400	477,824	(650,224)	—

Total liabilities	67,975	145,917	1,090,198	896,425	(650,224)	1,550,291

Partners’ capital	195,904	44,508	153,190	57,092	(254,790)	195,904

Total liabilities and partners’ capital	$263,879	$190,425	$1,243,388	$953,517	$(905,014)	$1,746,195

December 31, 2015	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$11,869	$3,284	$—	$15,153
Other current assets	—	4,858	78,464	12,701	—	96,023

Total current assets	—	4,858	90,333	15,985	—	111,176
Long-term accounts receivable	—	2,888	80,969	11,310	—	95,167
Cemetery property and equipment	—	1,084	418,400	31,100	—	450,584
Merchandise trusts	—	—	—	464,676	—	464,676
Perpetual care trusts	—	—	—	307,804	—	307,804
Deferred selling and obtaining costs	—	5,967	91,275	14,300	—	111,542
Goodwill and intangible assets	—	—	78,223	58,837	—	137,060
Other assets	—	—	14,153	2,195	—	16,348
Investments in and amounts due from affiliates eliminated upon consolidation	249,436	165,639	436,811	—	(851,886)	—

Total assets	$249,436	$180,436	$1,210,164	$906,207	$(851,886)	$1,694,357

Liabilities and Equity
Current liabilities	$—	$12	$33,083	$837	$—	$33,932
Long-term debt, net of deferred financing costs	67,890	104,295	144,214	—	—	316,399
Deferred revenues	—	40,467	697,516	77,438	—	815,421
Perpetual care trust corpus	—	—	—	307,804	—	307,804
Other long-term liabilities	—	—	29,761	9,494	—	39,255
Due to affiliates	—	—	172,185	454,605	(626,790)	—

Total liabilities	67,890	144,774	1,076,759	850,178	(626,790)	1,512,811

Partners’ capital	181,546	35,662	133,405	56,029	(225,096)	181,546

Total liabilities and partners’ capital	$249,436	$180,436	$1,210,164	$906,207	$(851,886)	$1,694,357

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Three months ended June 30, 2016	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$1,653	$66,407	$12,590	$(2,368)	$78,282
Total cost and expenses	—	(2,575)	(67,877)	(12,451)	2,368	(80,535)
Other income (loss)	—		(191)	—	—	(191)
Net loss from equity investment in subsidiaries	(7,292)	(8,816)	—	—	16,108	—
Interest expense	(1,359)	(2,087)	(2,066)	(195)	—	(5,707)

Net income (loss) before income taxes	(8,651)	(11,825)	(3,727)	(56)	16,108	(8,151)

Income tax benefit (expense)	—	—	(500)	—	—	(500)

Net income (loss)	$(8,651)	$(11,825)	$(4,227)	$(56)	$16,108	$(8,651)

Three months ended June 30, 2015	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$1,505	$73,659	$12,822	$(3,473)	$84,513
Total cost and expenses	—	(2,865)	(70,398)	(13,305)	3,473	(83,095)
Net loss from equity investment in subsidiaries	(3,285)	(4,637)	—	—	7,922	—
Interest expense	(1,359)	(2,087)	(2,144)	(180)	—	(5,770)

Net income (loss) before income taxes	(4,644)	(8,084)	1,117	(663)	7,922	(4,352)

Income tax benefit (expense)	—	—	(292)	—	—	(292)

Net income (loss)	$(4,644)	$(8,084)	$825	$(663)	$7,922	$(4,644)

Six months ended June 30, 2016	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$2,886	$130,701	$26,356	$(4,732)	$155,211
Total cost and expenses	—	(5,092)	(133,648)	(23,999)	4,732	(158,007)
Other income (loss)	—	—	(1,073)	—	—	(1,073)
Net loss from equity investment in subsidiaries	(13,409)	(16,455)	—	—	29,864	—
Interest expense	(2,717)	(4,174)	(4,220)	(386)	—	(11,497)

Net income (loss) before income taxes	(16,126)	(22,835)	(8,240)	1,971	29,864	(15,366)

Income tax benefit (expense)	—	—	(760)	—	—	(760)

Net income (loss)	$(16,126)	$(22,835)	$(9,000)	$1,971	$29,864	$(16,126)

Six months ended June 30, 2015	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$2,785	$134,945	$23,670	$(6,394)	$155,006
Total cost and expenses	—	(5,276)	(133,114)	(24,617)	6,394	(156,613)
Net loss from equity investment in subsidiaries	(10,437)	(11,385)	—	—	21,822	—
Interest expense	(2,717)	(4,174)	(3,985)	(357)	—	(11,233)

Net income (loss) before income taxes	(13,154)	(18,050)	(2,154)	(1,304)	21,822	(12,840)

Income tax benefit (expense)	—	—	(314)	—	—	(314)

Net income (loss)	$(13,154)	$(18,050)	$(2,468)	$(1,304)	$21,822	$(13,154)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Six months ended June 30, 2016	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$2,624	$61	$13,804	$1,485	$(9,515)	$8,459
Cash Flows From Investing Activities:
Cash paid for acquisitions and capital expenditures	—	(61)	(5,380)	(1,715)	—	(7,156)
Payments to affiliates	(32,458)	—	—	—	32,458	—

Net cash used in investing activities	(32,458)	(61)	(5,380)	(1,715)	32,458	(7,156)

Cash Flows From Financing Activities:
Cash distributions	(44,703)	—	—	—	—	(44,703)
Payments from affiliates	—	—	22,943	—	(22,943)	—
Net borrowings and repayments of debt	—	—	(36,503)	—	—	(36,503)
Proceeds from issuance of common units	74,537	—	—	—	—	74,537
Other financing activities	—	—	(351)	—	—	(351)

Net cash provided by (used in) financing activities	29,834	—	(13,911)	—	(22,943)	(7,020)

Net increase (decrease) in cash and cash equivalents	—	—	(5,487)	(230)	—	(5,717)
Cash and cash equivalents - Beginning of period	—	—	11,869	3,284	—	15,153

Cash and cash equivalents - End of period	$—	$—	$6,382	$3,054	$—	$9,436

Six months ended June 30, 2015	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$36,297	$151	$9,324	$1,391	$(43,188)	$3,975
Cash Flows From Investing Activities:
Cash paid for acquisitions and capital expenditures	—	(151)	(5,472)	(1,627)	—	(7,250)

Net cash used in investing activities	—	(151)	(5,472)	(1,627)	—	(7,250)

Cash Flows From Financing Activities:
Cash distributions	(36,297)	—	—	—	—	(36,297)
Payments to affiliates	—	—	(43,188)	—	43,188	—
Net borrowings and repayments of debt	—	—	42,608	—	—	42,608
Other financing activities	—	—	(34)	—	—	(34)

Net cash provided by (used in) financing activities	(36,297)	—	(614)	—	43,188	6,277

Net increase (decrease) in cash and cash equivalents	—	—	3,238	(236)	—	3,002
Cash and cash equivalents - Beginning of period	—	—	7,059	3,342	—	10,401

Cash and cash equivalents - End of period	$—	$—	$10,297	$3,106	$—	$13,403

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

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Cemetery Operations:
Revenues	$63,543	$71,019	$124,149	$126,252
Operating costs and expenses	(54,911)	(57,573)	(105,267)	(106,906)
Depreciation and amortization	(2,014)	(1,904)	(3,984)	(3,810)

Segment income	$6,618	$11,542	$14,898	$15,536

Funeral Homes:
Revenues	$14,739	$13,494	$31,062	$28,754
Operating costs and expenses	(12,732)	(12,149)	(26,472)	(24,299)
Depreciation and amortization	(858)	(802)	(1,735)	(1,601)

Segment income	$1,149	$543	$2,855	$2,854

Reconciliation of segment income to net loss:
Cemeteries	$6,618	$11,542	$14,898	$15,536
Funeral homes	1,149	543	2,855	2,854

Total segment income	7,767	12,085	17,753	18,390

Corporate overhead	(9,737)	(10,429)	(20,048)	(19,512)
Corporate depreciation and amortization	(283)	(238)	(501)	(485)
Other gains (losses), net	(191)	—	(1,073)	—
Interest expense	(5,707)	(5,770)	(11,497)	(11,233)
Income tax benefit (expense)	(500)	(292)	(760)	(314)

Net loss	$(8,651)	$(4,644)	$(16,126)	$(13,154)

Capital expenditures:
Cemeteries	$2,691	$4,127	$4,632	$6,693
Funeral homes	44	207	495	382
Corporate	209	101	2,377	175

Total capital expenditures	$2,944	$4,435	$7,504	$7,250

Balance sheet information:	June 30, 2016	December 31, 2015
Assets:
Cemetery Operations	$1,528,569	$1,481,926
Funeral Homes	197,481	190,443
Corporate	20,145	21,988

Total assets	$1,746,195	$1,694,357

Goodwill:
Cemetery Operations	$25,320	$25,320
Funeral Homes	45,252	44,531

Total goodwill	$70,572	$69,851

19. SUBSEQUENT EVENTS

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

As discussed in the Explanatory Note to this Form 10-Q/A and Note 2, Restatement of Previously Issued Consolidated Financial Statements, in the Partnership’s consolidated financial statements included in Item 1 to this Form 10-Q/A, the consolidated financial statements of the Partnership as of June 30, 2016 and December 31, 2015 and for both the three and six months ended June 30, 2016 and 2015 have been revised to give effect to the Restatement. Accordingly, the discussion and analysis below for both the three and six months ended June 30, 2016 and 2015 has been revised to give effect to the Restatement. The revised discussion and analysis presented below provides information to assist in understanding our financial condition and results of operations, and should be read in conjunction with the Partnership’s consolidated financial statements included in Item 1.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Cemetery Operations

Overview

We are currently the second largest owner and operator of cemeteries in the United States. At June 30, 2016, we operated 307 cemeteries in 27 states and Puerto Rico. We own 276 of these cemeteries and we manage or operate the remaining 31 under lease, operating or management agreements. Revenues from cemetery operations accounted for approximately 81.2% of our total revenues during the three months ended June 30, 2016.

Operating Results

The following table presents operating results for our cemetery operations for the respective reporting periods (in thousands):

	Three months ended June 30,
	2016	2015
Merchandise	$37,855	$38,999
Services	13,676	15,367
Interest income	2,252	2,184
Investment and other	9,760	14,469

Total revenue	63,543	71,019

Cost of goods sold	12,042	13,333
Cemetery expense	17,485	19,279
Selling expense	16,391	15,769
General and administrative expense	8,993	9,192
Depreciation and amortization	2,014	1,904

Total cost and expenses	56,925	59,477

Operating income	$6,618	$11,542

Cemetery merchandise revenues were $37.9 million for the three months ended June 30, 2016, a decrease of $1.1 million from $39.0 million for the three months ended June 30, 2015. The decrease was primarily due to a reduction in servicing of liabilities assumed in recent acquisitions. Cemetery services revenues were $13.7 million for the three months ended June 30, 2016, a decrease of $1.7 million from $15.4 million for the three months ended June 30, 2015. This decrease was primarily due to a reduction in opening and closing service revenues. Investment and other income was $9.8 million for the three months ended June 30, 2016, a decrease of $4.7 million from $14.5 million for the three months ended June 30, 2015. This was primarily attributed to a $3.3 million decrease in merchandise trust income due to a comparatively smaller deferred merchandise trust revenue balance in the current period. There was also a $1.0 million decrease in perpetual care trust income. Interest income remained consistent for the three months ended June 30, 2016 and 2015.

Cost of goods sold was $12.0 million for the three months ended June 30, 2016, a decrease of $1.3 million from $13.3 million for the three months ended June 30, 2015. This decrease was principally due to a decrease in related merchandise revenues.

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

Funeral Home Operations

Overview

At June 30, 2016, we owned and operated 107 funeral homes. These properties are located in 19 states and Puerto Rico. Revenues from funeral home operations accounted for approximately 18.8% of our total revenues during three months ended June 30, 2016.

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

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Cemetery Operations

Operating Results

Revenues from cemetery operations accounted for approximately 80.0% of our total revenues during the six months ended June 30, 2016. The following table presents operating results for our cemetery operations for the respective reporting periods (in thousands):

	Six months ended June 30,
	2016	2015
Merchandise	$70,623	$68,402
Services	27,139	29,924
Interest income	4,481	4,384
Investment and other	21,906	23,542

Total revenue	124,149	126,252

Cost of goods sold	22,762	23,162
Cemetery expense	33,341	35,544
Selling expense	30,967	29,679
General and administrative expense	18,197	18,521
Depreciation and amortization	3,984	3,810

Total cost and expenses	109,251	110,716

Operating income	$14,898	$15,536

Cemetery merchandise revenues were $70.6 million for the six months ended June 30, 2016, an increase of $2.2 million from $68.4 million for the six months ended June 30, 2015. The increase is principally due to increases in recognized sales of markers and mausoleums, partially offset by decreases in recognized sales of crypts and niches. Cemetery services revenues were $27.1 million for the six months ended June 30, 2016, a decrease of $2.8 million from $29.9 million for the six months ended June 30, 2015. This decrease was primarily due to a reduction in opening and closing service revenues. Investment and other income was $21.9 million for the six months ended June 30, 2016, a decrease of $1.6 million from $23.5 million for the six months ended June 30, 2015. This decrease was primarily due to a $3.0 million decrease in merchandise trust income attributable to a comparatively smaller deferred merchandise trust revenue balance in the current period, partially offset by $0.6 million increase in excess-land sale revenues with the remaining increase in miscellaneous income. Interest income remained consistent for both the six months ended June 30, 2016 and 2015.

Cost of goods sold was $22.8 million for the six months ended June 30, 2016, a decrease of $0.4 million from $23.2 million for the six months ended June 30, 2015. This decrease was primarily due to changes in the value and mix of products.

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

Funeral Home Operations

Operating Results

Revenues from funeral home operations accounted for approximately 20.0% of our total revenues during six months ended June 30, 2016. The following table presents operating results for our funeral home operations for the respective reporting periods (in thousands):

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

Cash Flows—Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

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

In connection with our Original Filing, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, as of June 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the restatement of our consolidated financial statements (see Note 2, Restatement of Previously Issued Consolidated Financial Statements, under Item 1. Financial Statements unaudited), under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, we re-evaluated the effectiveness of our disclosure controls and procedures. In conducting our re-evaluation, we considered the material weaknesses in our internal control over financial reporting as discussed below. Based on this reevaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2016.

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

STONEMOR PARTNERS L.P.
By: StoneMor GP LLC
its general partner

November 9, 2016	/s/ Lawrence Miller
Lawrence Miller
Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

November 9, 2016	/s/ Sean P. McGrath
Sean P. McGrath
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1**	Restricted Phantom Unit Agreement under the StoneMor Partners L.P. 2014 Long-Term Incentive Plan, entered into as of April 1, 2016, by and between StoneMor GP LLC and William Shane (incorporated by reference to Exhibit 10.1 of Registrant’s Original Filing filed on August 5, 2016).

10.2**	Letter Agreement by and between Austin So and StoneMor GP LLC, dated May 26, 2016 (incorporated by reference to Exhibit 10.1 of Registrant’s Original Filing filed on August 5, 2016).

10.3**	Confidentiality, Nondisclosure and Restrictive Covenant Agreement by and between Austin So and StoneMor GP LLC, dated May 26, 2016 (incorporated by reference to Exhibit 10.1 of Registrant’s Original Filing filed on August 5, 2016).

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors.

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of Sean P. McGrath, Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith).

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Sean P. McGrath, Chief Financial Officer (furnished herewith).

101	Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of June 30, 2016, and December 31, 2015; (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015; (iii) Unaudited Condensed Consolidated Statement of Partners’ Capital (Deficit); (iv) Unaudited Condensed Consolidated Statement of Cash Flows for the three and six months ended June 30, 2016 and 2015; and (v) Notes to the Unaudited Condensed Consolidated Financial Statements. Users of this data are advised that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of StoneMor Partners L.P.

**	Previously filed with the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 as originally filed with the Securities and Exchange Commission on August 5, 2016.