Form 10-Q
period 2016-09-30
STONEMOR PARTNERS LP
filed 2016-11-09
CIK 1286131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Explanatory Note

The number of the registrant’s outstanding common units at November 1, 2016 was 35,500,745.

On November 9, 2016, the Partnership amended its most recent Form 10-K for the year ended December 31, 2015 and its Form 10-Qs for the periods ended March 31, 2016 and June 30, 2016. The consolidated financial statements and related notes included in this Form 10-Q reflect the restatement for the same errors described in the Partnership’s amended filings. Refer to the explanatory note and Note 2 to the audited consolidated financial statements to the Form 10-K/A for more information on the effects of the restatement on the Partnership’s consolidated financial statements as of December 31, 2015.

The filing of this Form 10-Q for the period ended September 30, 2016 is inclusive of a restatement of the Partnership’s consolidated financial statements as of December 31, 2015 and for the three and nine months ended September 30, 2015 as well as the related notes included in the Original Filing (“Restatement”).

The Restatement of the consolidated financial statements for the three and nine months ended corrects accounting errors related to:

1)	The allocation of net loss to the General Partner and the limited partners for the purposes of determining the general partner’s and limited partners’ capital accounts presented within “Partners’ capital,” and the corresponding effect on “net loss per limited partner unit (basic and diluted)” for each of the three and nine months ended September 30, 2015;

2)	The presentation of “Cemetery merchandise revenues”, Cemetery service revenues”, and “Cost of goods sold” related to assumed performance obligations from acquisitions for the three and nine months ended September 30, 2015;

3)	The recording of incorrect amounts of investment revenues and expenses related to merchandise and perpetual care trusts on the consolidated statement of operations and the incorrect tracking of perpetual care-trusting obligations on the consolidated balance sheets;

4)	The recognition of incorrect amounts of revenue from deferred pre-acquisition contracts in the consolidated statements of operations based on inaccurate system inputs;

5)	Other adjustments principally relating to the recognition, accuracy and/or classification of certain amounts in “Deferred cemetery revenues, net”, “Merchandise liabilities”, and “Other current assets”; and

6)	The corresponding effect of the foregoing accounting errors on the Partnership’s income tax accounts, consolidated statement of partners’ capital, consolidated statement of cash flows, and the related notes thereto, disclosed in the Partnership’s consolidated financial statements as of December 31, 2015 and for each of the three and nine months ended September 30, 2015 included in “Item 1 – Financial Statements (unaudited)” to this Form 10-Q.

Unless the context otherwise requires, references to “we,” “us,” “our,” “StoneMor,” the “Company,” or the “Partnership” are to StoneMor Partners L.P. and its subsidiaries.

Index – Form 10-Q

Part I – Financial Information

ITEM 1.	FINANCIAL STATEMENTS

STONEMOR PARTNERS L.P.

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	September 30, 2016	December 31, 2015
		(See Note 1)
Assets
Current assets:
Cash and cash equivalents	$15,610	$15,153
Accounts receivable, net of allowance	75,324	68,415
Prepaid expenses	7,048	5,367
Other current assets	26,531	22,241

Total current assets	124,513	111,176
Long-term accounts receivable, net of allowance	97,982	95,167
Cemetery property	337,245	334,457
Property and equipment, net of accumulated depreciation	118,158	116,127
Merchandise trusts, restricted, at fair value	504,604	464,676
Perpetual care trusts, restricted, at fair value	334,923	307,804
Deferred selling and obtaining costs	122,249	111,542
Deferred tax assets	181	181
Goodwill	70,572	69,851
Intangible assets	66,028	67,209
Other assets	17,684	16,167

Total assets	$1,794,139	$1,694,357

Liabilities and Partners’ Capital
Current liabilities:
Accounts payable and accrued liabilities	$35,920	$29,989
Accrued interest	4,990	1,503
Current portion, long-term debt	2,144	2,440

Total current liabilities	43,054	33,932
Long-term debt, net of deferred financing costs	314,032	316,399
Deferred revenues	896,752	815,421
Deferred tax liabilities	17,876	17,747
Perpetual care trust corpus	334,923	307,804
Other long-term liabilities	25,955	21,508

Total liabilities	1,632,592	1,512,811

Commitments and contingencies
Partners’ Capital
General partner interest	(2,220)	15
Common limited partners’ interests	163,767	181,531

Total partners’ capital	161,547	181,546

Total liabilities and partners’ capital	$1,794,139	$1,694,357

See Accompanying Notes to the Unaudited Consolidated Financial Statements.

STONEMOR PARTNERS L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
		(As restated - See Note 1)		(As restated - See Note 1)
Revenues:
Cemetery:
Merchandise	$36,314	$37,570	$106,937	$105,972
Services	13,928	14,945	41,067	44,869
Investment and other	14,302	15,011	40,689	42,937
Funeral home:
Merchandise	6,656	6,588	20,681	19,913
Services	7,336	7,654	24,373	23,083

Total revenues	78,536	81,768	233,747	236,774

Costs and Expenses:
Cost of goods sold	11,721	12,195	34,483	35,357
Cemetery expense	19,926	18,245	53,267	53,789
Selling expense	15,931	14,647	46,898	44,326
General and administrative expense	9,522	8,819	27,719	27,340
Corporate overhead	10,058	9,115	30,106	28,627
Depreciation and amortization	2,927	3,311	9,147	9,207
Funeral home expenses:
Merchandise	2,322	1,002	6,306	5,444
Services	6,070	5,432	18,672	16,728
Other	5,433	4,774	15,319	13,335

Total cost and expenses	83,910	77,540	241,917	234,153

Operating income (loss)	(5,374)	4,228	(8,170)	2,621
Other gains (losses), net	(506)	(1,460)	(1,579)	(1,460)
Interest expense	(5,934)	(5,669)	(17,431)	(16,902)

Loss before income taxes	(11,814)	(2,901)	(27,180)	(15,741)
Income tax benefit (expense)	170	(357)	(590)	(671)

Net loss	$(11,644)	$(3,258)	$(27,770)	$(16,412)

General partner’s interest	$(130)	$1,021	$2,043	$2,605
Limited partners’ interest	$(11,514)	$(4,279)	$(29,813)	$(19,017)
Net loss per limited partner unit (basic and diluted)	$(0.32)	$(0.14)	$(0.87)	$(0.63)
Weighted average number of limited partners’ units outstanding (basic and diluted)	35,470	31,491	34,287	30,011

See Accompanying Notes to the Unaudited Consolidated Financial Statements.

STONEMOR PARTNERS L.P.

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(dollars in thousands)

(unaudited)

	Partners’ Capital
	Outstanding	Common	General
	Common Units	Limited Partners	Partner	Total
December 31, 2015 (See Note 1)	32,108,782	$181,531	$15	$181,546
Issuance of common units	3,203,682	78,832	—	78,832
Common unit awards under incentive plans	12,067	1,468	—	1,468
Net loss	—	(29,813)	2,043	(27,770)
Cash distributions	—	(63,784)	(4,278)	(68,062)
Unit distributions paid in kind	176,214	(4,467)	—	(4,467)

September 30, 2016	35,500,745	$163,767	$(2,220)	$161,547

See Accompanying Notes to the Unaudited Consolidated Financial Statements.

STONEMOR PARTNERS L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2016	2015
		(As restated - See Note 1)
Cash Flows From Operating Activities:
Net loss	$(27,770)	$(16,412)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cost of lots sold	6,773	7,506
Depreciation and amortization	9,147	9,207
Non-cash compensation expense	1,468	824
Non-cash interest expense	2,510	2,207
Other gains (losses), net	975	(1,540)
Changes in assets and liabilities:
Accounts receivable, net of allowance	(9,167)	(4,838)
Merchandise trust fund	(13,248)	(33,403)
Other assets	(6,270)	(6,740)
Deferred selling and obtaining costs	(10,716)	(10,959)
Deferred revenue	53,996	60,516
Deferred taxes (net)	(245)	(40)
Payables and other liabilities	11,034	5,702

Net cash provided by operating activities	18,487	12,030

Cash Flows From Investing Activities:
Cash paid for capital expenditures	(9,655)	(11,033)
Cash paid for acquisitions	(10,550)	(13,100)
Proceeds from asset sales	1,896	—

Net cash used in investing activities	(18,309)	(24,133)

Cash Flows From Financing Activities:
Cash distributions	(68,062)	(56,689)
Proceeds from borrowings	207,868	102,323
Repayments of debt	(207,700)	(99,945)
Proceeds from issuance of common units	74,535	67,871
Cost of financing activities	(6,362)	(66)

Net cash provided by financing activities	279	13,494

Net increase (decrease) in cash and cash equivalents	457	1,391
Cash and cash equivalents - Beginning of period	15,153	10,401

Cash and cash equivalents - End of period	$15,610	$11,792

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$11,434	$10,918
Cash paid during the period for income taxes	$3,114	$4,167
Non-cash investing and financing activities:
Acquisition of assets by financing	$505	$593
Acquisition of assets by assumption of directly related liability	$—	$876

See Accompanying Notes to the Unaudited Consolidated Financial Statements.

STONEMOR PARTNERS L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

1.	GENERAL

Nature of Operations

StoneMor Partners L.P. (the “Partnership”) is a provider of funeral and cemetery products and services in the death care industry in the United States. As of September 30, 2016, the Partnership operated 317 cemeteries in 28 states and Puerto Rico, of which 286 are owned and 31 are operated under lease, management or operating agreements. The Partnership also owned and operated 105 funeral homes in 18 states and Puerto Rico.

Basis of Presentation

The accompanying consolidated financial statements, which are unaudited except for the balance sheet at December 31, 2015, which is derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States (“GAAP”) for interim reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the Partnership’s financial position, results of operations and cash flows for the periods disclosed have been made. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Partnership’s Annual Report on Form 10-K/A for the year ended December 31, 2015. Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year presentation. The results of operations for the three and nine months ended September 30, 2016 may not necessarily be indicative of the results of operations for the full year ending December 31, 2016.

On November 9, 2016, the Partnership amended its most recent Form 10-K for the year ended December 31, 2015 and its Form 10-Qs for the periods ended March 31, 2016 and June 30, 2016. The consolidated financial statements and related notes included in this Form 10-Q reflect the restatement for the same errors described in the Partnership’s amended filings. Refer to the explanatory note and Note 2 to the audited consolidated financial statements to the Form 10-K/A for more information on the effects of the restatement on the Partnership’s consolidated financial statements as of December 31, 2015.

The effect of the adjustments on the Partnership’s consolidated statements of operations for each of the three and nine months ended September 30, 2015 is summarized below for each affected caption:

A.	The Partnership allocates net loss to the General Partner and its limited partners for the purposes of determining the General Partner’s and limited partners’ capital accounts within “Partners’ capital”, and to calculate net loss per limited partner unit (basic and diluted). However, the historical allocation of the Partnership’s net losses did not appropriately consider available cash that had been (or will be) distributed to the separate class of nonvoting limited partner interest (the incentive distribution rights) held by the General Partner. While this misallocation had no impact on the Partnership’s consolidated net loss for both the three and nine months ended September 30, 2015, the revised calculation to correctly allocate net losses increased the limited partners’ historical share of allocated net loss and decreased the General Partner’s historical share of allocated net loss. As a result, the accompanying consolidated statements of operations have been restated to increase the limited partners’ share of allocated net loss and decrease the General Partner’s share of allocated net loss by approximately $1.1 million and $2.8 million for the three and nine months ended September 30, 2015, respectively.

B.	The Partnership had historically presented revenue related to assumed obligations from acquisitions on a net basis in the Partnership’s consolidated statement of operations. However, the Partnership determined that revenue recognition on such pre-acquisition revenue was understated. Accordingly, the accompanying consolidated financial statements for the three and nine months ended September 30, 2015 have been restated to present this revenue on a gross basis. This classification resulted in an increase in “Cemetery merchandise revenues” of approximately $1.3 million and $3.8 million, an increase in “Cemetery services revenue” of approximately $0.2 million and $0.4 million and an increase “Cost of goods sold” of approximately $1.5 million and $4.2 million for the respective three and nine months ended September 30, 2015.

C.	The Partnership had historically recognized incorrect amounts of investment revenues and expenses related to its merchandise and perpetual care trusts on its consolidated statement of operations and was incorrectly tracking its perpetual care-trusting obligations on its consolidated balance sheets. Accordingly, the accompanying consolidated statements of operations for the three and nine months ended September 30, 2015 have been restated for these adjustments. The adjustments resulted in an increase in “Cost of goods sold” of $0.4 million and $1.1 million for the three and nine months ended September 30, 2015, respectively.

D.

The Partnership had historically recognized incorrect amounts of revenue from deferred pre-acquisition contracts in its consolidated statement of operations based on inaccurate system inputs. Accordingly, the accompanying consolidated financial statements for the three and nine months ended September 30, 2015 have been restated to reflect the correction of the system inputs. The adjustments resulted in an increase in “Cemetery merchandise revenues” of $0.4 million and $1.2 million for the respective three and nine months ended September 30, 2015 and an increase in “Cemetery services revenues” of $0.1 million for the three and nine months ended September 30, 2015.

E.	Remaining adjustments principally relate to the recognition, accuracy and/or classification of certain amounts in deferred cemetery revenues, net, merchandise liabilities, and “Other current assets”, Accordingly, the accompanying consolidated financial statements for the three and nine months ended September 30, 2015 have been restated for these adjustments. The adjustments resulted in an increase in “Cemetery merchandise revenues” of $1.1 million and $3.3 million, an increase in “Cemetery services revenues” of $0.5 million and $1.6 million, and an increase in “Cost of goods sold” of $1.6 million and $4.4 million in the three and nine months ended September 30, 2015, respectively.

F.	The Partnership calculated the effect on income taxes associated with the foregoing accounting errors and, as such, the accompanying statement of operations has been restated to recognize “Income tax benefit (expense)” of approximately $0.1 million for the three and nine months ended September 30, 2015.

The effect of these adjustments on the Partnership’s consolidated statements of operations and cash flows for the three and nine months ended September 30, 2015 is summarized below for each affected caption:

		September 30, 2015
		Three months ended			Nine months ended
		As	Restatement	As	As	Restatement	As
	Reference	Filed	Adjustments	Restated	Filed	Adjustments	Restated
		(in thousands, except per unit data)
Cemetery revenues:
Merchandise	B, D, E	$34,709	$2,861	$37,570	$97,688	$8,284	$105,972
Services	B, D, E	14,195	750	14,945	42,696	2,173	44,869
Investment and other	C	15,054	(43)	15,011	43,062	(125)	42,937
Total revenues		78,200	3,568	81,768	226,442	10,332	236,774
Cost of goods sold	B, C, E	8,728	3,467	12,195	25,618	9,739	35,357
Total cost and expenses		74,073	3,467	77,540	224,414	9,739	234,153
Operating income (loss)		4,127	101	4,228	2,028	593	2,621
Loss before income taxes		(3,002)	101	(2,901)	(16,334)	593	(15,741)
Income tax benefit (expense)	F	(400)	43	(357)	(799)	128	(671)
Net loss		(3,402)	144	(3,258)	(17,133)	721	(16,412)
General partner’s interest for the period	A, C, D, E, F	(42)	1,063	1,021	(227)	2,832	2,605
Limited partners’ interest for the period	A, C, D, E, F	(3,360)	(919)	(4,279)	(16,906)	(2,111)	(19,017)
Net loss per limited partner unit (basic and diluted)	A, C, D, E, F	$(0.11)	$(0.03)	$(0.14)	$(0.56)	$(0.07)	$(0.63)

		Nine months ended September 30,
		2015
		As	Restatement	As
	Reference	Filed	Adjustments	Restated
Net loss	C, D, E, F	$(17,133)	$721	$(16,412)
Changes in assets and liabilities:
Other assets	E	(11,551)	4,811	(6,740)
Deferred revenues	D, E	60,572	(56)	60,516
Deferred taxes (net)	F	106	(146)	(40)
Payables and other liabilities	C	11,032	(5,330)	5,702
Net cash provided by operating activities		$12,030	$—	$12,030

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

New Accounting Pronouncements

In the second quarter of 2014, the Financial Accounting Standards Board (“FASB”) issued Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which supersedes the revenue recognition requirements in “Topic 605 - Revenue Recognition” and most industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. During the third quarter of 2015, Update No. 2015-14, “Revenue from Contracts with Customers (Topic 606)” was released, deferring the effective date of the amendments to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted, only as of an annual reporting period beginning after December 15, 2016. During the first quarter of 2016, Update No. 2016-08, “Revenue from Contracts with Customers (Topic 606)” was released, which clarifies the implementation guidance on principal versus agent considerations. During the second quarter of 2016, Update No. 2016-10, “Revenue from Contracts with Customers (Topic 606)” was released, which clarifies the implementation guidance on identifying performance obligations. The FASB also issued Update No. 2016-12, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2016-12”), which clarifies the guidance on assessing collectability, presenting sales taxes, measuring non-cash consideration, and certain transition matters. The Partnership will adopt the requirements of these updates upon the effective date of January 1, 2018, and is evaluating the potential impact of the adoption on its financial position, results of operations or related disclosures.

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

In the third quarter of 2016, the FASB issued Update No. 2016-15, “Statement of Cash flows (Topic 230)” (“ASU 2016-15”). The core principle of ASU 2016-15 is to provide cash flow statement classification guidance. The amendment is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years. Early application is permitted. The Partnership plans to adopt the requirements of ASU 2016-15 upon its effective date of January 1, 2018, and is evaluating the potential impact of the adoption on its financial position, results of operations and related disclosures.

Summary of Significant Accounting Policies

Refer to Note 1 of the December 31, 2015 10K/A for the complete summary of significant accounting policies, including those pertaining to cemetery merchandise and services sales, which has been expanded in the subsequent paragraph.

The cost of goods sold related to merchandise and services reflects the actual cost of purchasing products and performing services, and the value of cemetery property depleted through the recognized sales of interment rights. The costs related to the sales of lots and crypts are determined systematically using a specific identification method under which the total value of the underlying cemetery property and the spaces available to be sold at the location are used to determine the cost per space.

Use of Estimates

The preparation of the Partnership’s unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the unaudited consolidated financial statements, as well as the reported amounts of revenue and expense during the reporting periods. The Partnership’s unaudited consolidated financial statements are based on a number of significant estimates, including revenue and expense accruals, depreciation and amortization, merchandise trusts and perpetual care trusts asset valuation, allowance for cancellations, unit-based compensation, deferred revenues, deferred merchandise trust investment earnings, deferred selling and obtaining costs, assets and liabilities obtained via business combinations and income taxes. As a result, actual results could differ from those estimates.

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

The following is a reconciliation of net income (loss) allocated to the common limited partners for purposes of calculating net income (loss) attributable to common limited partners per unit (in thousands, except unit data):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net loss	$(11,644)	$(3,258)	$(27,770)	$(16,412)
Less: Incentive distribution right (“IDR”) payments to general partner	—	1,074	2,387	2,860

Net loss to allocate to general and limited partners	(11,644)	(4,332)	(30,157)	(19,272)
General partner’s interest excluding IDRs	(130)	(53)	(344)	(255)

Net loss attributable to common limited partners	$(11,514)	$(4,279)	$(29,813)	$(19,017)

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

The following table sets forth the reconciliation of the Partnership’s weighted average number of common limited partner units used to compute basic net income (loss) attributable to common limited partners per unit with those used to compute diluted net income (loss) attributable to common limited partners per unit (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Weighted average number of common limited partner units - basic	35,470	31,491	34,287	30,011
Add effect of dilutive incentive awards (1)	—	—	—	—

Weighted average number of common limited partner units - diluted	35,470	31,491	34,287	30,011

(1)	The diluted weighted average number of limited partners’ units outstanding presented on the consolidated statement of operations does not include 383,091 units and 192,482 units for the three months ended September 30, 2016 and 2015, respectively and 374,649 units and 187,640 units for the nine months ended September 30, 2016 and 2015, as their effects would be anti-dilutive.

2.	ACQUISITIONS

2016 Acquisition

During the second quarter of 2016, the Partnership acquired the assets, net of certain assumed liabilities of three direct service cremation businesses for $1.5 million. During the third quarter of 2016, the Partnership acquired the assets, net of certain assumed liabilities of ten cemeteries and one granite company for $9.0 million. The Partnership accounted for these transactions under the acquisition method of accounting. Accordingly, the Partnership evaluated the identifiable assets acquired and liabilities assumed at the acquisition date fair values. All other costs associated with the acquisition of the assets noted were expensed as incurred. The following table presents the Partnership’s values assigned to the assets acquired and liabilities assumed in the acquisitions, based on their estimated fair values at the date of the acquisition, which may be prospectively adjusted as additional information is received (in thousands):

Assets:
Accounts receivable	$791
Cemetery property	4,612
Property and equipment	4,527
Inventory	1,900
Merchandise trusts, restricted	4,424
Perpetual care trusts, restricted	5,631
Intangible assets	508
Other assets	13

Total assets	22,406

Liabilities:
Deferred revenues	4,204
Perpetual care trust corpus	5,631
Deferred taxes	375

Total liabilities	10,210

Fair value of net assets acquired	12,196

Consideration paid - cash	10,550

Total consideration paid	10,550

Gain on bargain purchase	$2,704

Goodwill from purchase	$1,058

The Partnership recorded goodwill of $1.1 million in the Funeral Home reporting unit for the properties acquired in 2016. The third quarter acquisition resulted in the recognition of a gain of $2.7 million based on provisional amounts. This gain was recorded within “Other gains (losses), net” in the consolidated statement of operations.

2015 Acquisitions

During the year ended December 31, 2015, the Partnership acquired the following properties’ assets, net of certain assumed liabilities:

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

Assets:
Accounts receivable	$2,690
Cemetery property	5,249
Property and equipment	7,710
Inventory	53
Merchandise trusts, restricted	15,075
Perpetual care trusts, restricted	4,134
Intangible assets	406

Total assets	35,317

Liabilities:
Deferred revenues	21,243
Perpetual care trust corpus	4,134
Other liabilities	21

Total liabilities	25,398

Fair value of net assets acquired	9,919

Consideration paid - cash	18,800
Deferred cash consideration	876

Total consideration paid	19,676

Gain on bargain purchase	$921

Goodwill from purchase	$10,678

Certain provisional amounts pertaining to the 2015 acquisitions were adjusted in the second and third quarters of 2016 as the Company obtained additional information related to three of the acquisitions. The changes resulted in an adjustment to the gains on acquisition recognized during the year ended December 31, 2015, reducing the gain by $0.6 million via a loss recognized in the current period in accordance with GAAP. The amounts shown may be adjusted as additional information is received. The Partnership recorded goodwill of $1.1 million and $9.6 million in the Cemetery and Funeral Home reporting units, respectively, with regard to the properties acquired during the year ended December 31, 2015. The original gains and related adjustments pertaining to the 2015 acquisitions were recorded within “Other gains (losses), net” in the consolidated statement of operations.

The following data presents pro forma revenues, net income (loss) and basic and diluted net income (loss) per unit for the Partnership as if the acquisitions consummated during the nine months ended September 30, 2016 and the year ended December 31, 2015 had occurred as of January 1, 2015. The Partnership prepared these pro forma unaudited financial results for comparative purposes only. The results may not be indicative of the results that would have occurred if the acquisitions consummated during the nine months ended September 30, 2016 and 2015 had occurred as of January 1, 2015 or the results that will be attained in future periods (in thousands, except per unit data):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenue	$78,713	$82,209	$234,731	$238,135
Net loss	(15,085)	(4,449)	(33,544)	(17,061)
Net loss per limited partner unit (basic and diluted)	$(0.42)	$(0.17)	$(1.04)	$(0.66)

The properties acquired in 2016 have contributed $0.3 million and $0.4 million of revenue for the three and nine months ended September 30, 2016, respectively and $0.6 million of operating losses for both the three and nine months ended September 30, 2016. The properties acquired in 2015 have contributed $1.7 million and $6.5 million of revenue and $0.6 million of operating loss and $0.3 million of operating profit for the three and nine months ended September 30, 2016 respectively.

3.	ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

Accounts receivable, net of allowance, consists of the following at the dates indicated (in thousands):

	September 30, 2016	December 31, 2015
Customer receivables	$222,238	$207,645
Unearned finance income	(20,730)	(20,078)
Allowance for contract cancellations	(28,202)	(23,985)

Accounts receivable, net of allowance	173,306	163,582
Less: current portion, net of allowance	75,324	68,415

Long-term portion, net of allowance	$97,982	$95,167

Activity in the allowance for contract cancellations is as follows (in thousands):

	Nine months ended September 30,
	2016	2015
Balance, beginning of period	$23,985	$22,138
Provision for cancellations	20,301	19,054
Charge-offs, net	(16,084)	(17,489)

Balance, end of period	$28,202	$23,703

4.	CEMETERY PROPERTY

Cemetery property consists of the following at the dates indicated (in thousands):

	September 30, 2016	December 31, 2015
Cemetery land	$256,627	$253,955
Mausoleum crypts and lawn crypts	80,618	80,502

Cemetery property	$337,245	$334,457

5.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following at the dates indicated (in thousands):

	September 30, 2016	December 31, 2015
Building and improvements	$123,670	$117,034
Furniture and equipment	55,184	54,346
Funeral home land	11,707	11,797

Property and equipment, gross	190,561	183,177
Less: accumulated depreciation	(72,403)	(67,050)

Property and equipment, net of accumulated depreciation	$118,158	$116,127

Depreciation expense was $2.3 million and $2.8 million for three months ended September 30, 2016 and 2015, respectively, and $7.4 million and $7.5 million for nine months ended September 30, 2016 and 2015, respectively.

6.	MERCHANDISE TRUSTS

At September 30, 2016 and December 31, 2015, the Partnership’s merchandise trusts consisted of investments in debt and equity marketable securities and cash equivalents, both directly as well as through mutual and investment funds. Certain assets acquired in connection with the Partnership’s 2015 and 2016 acquisitions (see Note 2) are based upon preliminary estimated values assigned to the assets by the Partnership at the date of acquisition, and will be adjusted when additional information is received.

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

The Partnership included $8.5 million and $8.2 million of investments held in trust by the West Virginia Funeral Directors Association at September 30, 2016 and December 31, 2015, respectively, in its merchandise trust assets. As required by law, the Partnership deposits a portion of certain funeral merchandise sales in West Virginia into a trust that is held by the West Virginia Funeral Directors Association. These trusts are recognized at their account value, which approximates fair value.

A reconciliation of the Partnership’s merchandise trust activities for the nine months ended September 30, 2016 and 2015 is presented below (in thousands):

	Nine months ended September 30,
	2016	2015
Balance, beginning of period	$464,676	$484,820
Contributions	49,841	60,875
Distributions	(49,168)	(34,477)
Interest and dividends	17,657	13,642
Capital gain distributions	264	(738)
Realized gains and losses	3,727	14,190
Other than temporary impairment	(7,278)	—
Taxes	(1,721)	(3,441)
Fees	(2,234)	(2,474)
Unrealized change in fair value	28,840	(73,077)

Balance, end of period	$504,604	$459,320

During the nine months ended September 30, 2016, purchases of available for sale securities were $82.6 million, while sales, maturities and paydowns of available for sale securities were $65.9 million.

The cost and market value associated with the assets held in the merchandise trusts as of September 30, 2016 and December 31, 2015 were as follows (in thousands):

			Gross	Gross
	Fair Value		Unrealized	Unrealized	Fair
September 30, 2016	Hierarchy Level	Cost	Gains	Losses	Value
Short-term investments	1	$29,928	$—	$—	$29,928
Fixed maturities:
U.S. governmental securities	2	41	2	—	43
Corporate debt securities	2	7,017	347	(323)	7,041
Other debt securities	2	—	—	—	—

Total fixed maturities		7,058	349	(323)	7,084

Mutual funds - debt securities	1	241,048	2,885	(4,156)	239,777
Mutual funds - equity securities	1	131,331	5,813	(2,079)	135,065
Other investment funds (1)		41,447	892	—	42,339
Equity securities	1	38,711	2,782	(1,753)	39,740
Other invested assets	2	2,457	(255)	—	2,202

Total managed investments		$491,980	$12,466	$(8,311)	$496,135

Assets acquired via acquisition		—	—	—	—
West Virginia Trust Receivable		8,469	—	—	8,469

Total		$500,449	$12,466	$(8,311)	$504,604

(1)	Other investment funds are measured at fair value using the net asset value per share practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the balance sheet. This asset class is composed of fixed income funds and equity funds which have redemption periods ranging from 30 to 90 days.

			Gross	Gross
	Fair Value		Unrealized	Unrealized	Fair
December 31, 2015	Hierarchy Level	Cost	Gains	Losses	Value
Short-term investments	1	$35,150	$—	$—	$35,150
Fixed maturities:
U.S. governmental securities	2	98	6	(3)	101
Corporate debt securities	2	11,922	8	(546)	11,384
Other debt securities	2	7,150	11	(7)	7,154

Total fixed maturities		19,170	25	(556)	18,639

Mutual funds - debt securities	1	232,096	86	(10,713)	221,469
Mutual funds - equity securities	1	139,341	69	(12,249)	127,161
Equity securities	1	49,563	1,127	(2,474)	48,216
Other invested assets	2	1,681	—	—	1,681

Total managed investments		$477,001	$1,307	$(25,992)	$452,316

Assets acquired via acquisition		4,185	—	—	4,185
West Virginia Trust Receivable		8,175	—	—	8,175

Total		$489,361	$1,307	$(25,992)	$464,676

The contractual maturities of debt securities as of September 30, 2016 were as follows below:

	Less than	1 year through	6 years through	More than
	1 year	5 years	10 years	10 years
U.S. governmental securities	$5	$23	$15	$—
Corporate debt securities	—	6,261	780	—
Other debt securities	—	—	—	—

Total fixed maturities	$5	$6,284	$795	$—

Temporary Declines in Fair Value

The Partnership evaluates declines in fair value below cost for each asset held in the merchandise trusts on a quarterly basis.

An aging of unrealized losses on the Partnership’s investments in debt and equity securities within the merchandise trusts as of September 30, 2016 and December 31, 2015 is presented below (in thousands):

	Less than 12 months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2016	Value	Losses	Value	Losses	Value	Losses
Fixed maturities:
U.S. governmental securities	$4	$—	$2	$—	$6	$—
Corporate debt securities	2,275	175	2,724	148	4,999	323

Total fixed maturities	2,279	175	2,726	148	5,005	323

Mutual funds - debt securities	15,642	312	131,966	3,844	147,608	4,156
Mutual funds - equity securities	2,204	33	27,098	2,046	29,302	2,079
Equity securities	10,304	869	4,763	884	15,067	1,753
Other invested assets	—	—	—	—	—	—

Total	$30,429	$1,389	$166,553	$6,922	$196,982	$8,311

	Less than 12 months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2015	Value	Losses	Value	Losses	Value	Losses
Fixed maturities:
U.S. governmental securities	$—	$—	$33	$3	$33	$3
Corporate debt securities	7,247	411	1,513	135	8,760	546
Other debt securities	2,883	7	—	—	2,883	7

Total fixed maturities	10,130	418	1,546	138	11,676	556

Mutual funds - debt securities	121,777	6,938	36,682	3,775	158,459	10,713
Mutual funds - equity securities	58,467	10,994	5,465	1,255	63,932	12,249
Equity securities	21,480	2,275	649	199	22,129	2,474

Total	$211,854	$20,625	$44,342	$5,367	$256,196	$25,992

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

Other-Than-Temporary Impairment of Trust Assets

The Partnership assesses its merchandise trust assets for other-than-temporary declines in fair value on a quarterly basis. During the nine months ended September 30, 2016, the Partnership determined that there were forty-eight securities with an aggregate cost basis of approximately $50.0 million and an aggregate fair value of approximately $42.7 million, resulting in an impairment of $7.3 million, with such impairment considered to be other-than-temporary. During the nine months ended September 30, 2015, the Company determined that there were two securities with an aggregate cost basis of approximately $0.6 million and an aggregate fair value of approximately $0.4 million, resulting in an impairment of $0.2 million, wherein such impairment was considered to be other-than-temporary. Accordingly, the Partnership adjusted the cost basis of these assets to their current value and offset this change against deferred revenue. This reduction in deferred revenue is reflected in earnings in periods after the impairment date as the underlying merchandise is delivered or the underlying services are performed.

7.	PERPETUAL CARE TRUSTS

At September 30, 2016 and December 31, 2015, the Partnership’s perpetual care trusts consisted of investments in debt and equity marketable securities and cash equivalents, both directly as well as through mutual and investment funds. Certain assets acquired in connection with the Partnership’s 2015 acquisitions (see Note 2) are based upon preliminary estimated values assigned to the assets by the Partnership at the date of acquisition, and will be adjusted when additional information is received.

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

A reconciliation of the Partnership’s perpetual care trust activities for the nine months ended September 30, 2016 and 2015 is presented below (in thousands):

	Nine months ended September 30,
	2016	2015
Balance, beginning of period	$307,804	$345,105
Contributions	13,111	12,058
Distributions	(10,923)	(10,254)
Interest and dividends	13,609	13,236
Capital gain distributions	477	41
Realized gains and losses	(413)	13,942
Other than temporary impairment	(466)	—
Taxes	(566)	(637)
Fees	(2,189)	(1,654)
Unrealized change in fair value	14,479	(60,056)

Balance, end of period	$334,923	$311,781

During the nine months ended September 30, 2016, purchases of available for sale securities were $256.1 million, while sales, maturities and paydowns of available for sale securities were $223.3 million.

The cost and market value associated with the assets held in the perpetual care trusts as of September 30, 2016 and December 31, 2015 were as follows (in thousands):

			Gross	Gross
	Fair Value		Unrealized	Unrealized	Fair
September 30, 2016	Hierarchy Level	Cost	Gains	Losses	Value
Short-term investments	1	$16,470	$—	$—	$16,470
Fixed maturities:
U.S. governmental securities	2	183	17	(1)	199
Corporate debt securities	2	12,504	468	(370)	12,602

Total fixed maturities		12,687	485	(371)	12,801

Mutual funds - debt securities	1	130,598	1,604	(1,722)	130,480
Mutual funds - equity securities	1	30,788	3,070	(237)	33,621
Other investment funds (1)		116,466	2,238	—	118,704
Equity securities	1	21,473	1,487	(186)	22,774
Other invested assets	2	73			73

Total managed investments		$328,555	$8,884	$(2,516)	$334,923

Assets acquired via acquisition		—	—	—	—

Total		$328,555	$8,884	$(2,516)	$334,923

(1)	Other investment funds are measured at fair value using the net asset value per share practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the balance sheet. This asset class is composed of fixed income funds and equity funds, which have a redemption period ranging from 30 to 90 days, and private credit funds, which have lockup periods ranging from six to ten years with three potential one year extensions at the discretion of the funds’ general partners. As of September 30, 2016 there are $46.1 million in unfunded commitments to the private credit funds, which are callable at any time.

			Gross	Gross
	Fair Value		Unrealized	Unrealized	Fair
December 31, 2015	Hierarchy Level	Cost	Gains	Losses	Value
Short-term investments	1	$36,618	$—	$—	$36,618
Fixed maturities:
U.S. governmental securities	2	126	14	—	140
Corporate debt securities	2	22,837	57	(845)	22,049
Other debt securities	2	36	—	(1)	35

Total fixed maturities		22,999	71	(846)	22,224

Mutual funds - debt securities	1	184,866	35	(7,180)	177,721
Mutual funds - equity securities	1	68,079	1,054	(1,713)	67,420
Equity securities	1	2,319	636	(7)	2,948
Other invested assets	2	473	1	(162)	312

Total managed investments		$315,354	$1,797	$(9,908)	$307,243

Assets acquired via acquisition		561	—	—	561

Total		$315,915	$1,797	$(9,908)	$307,804

The contractual maturities of debt securities as of September 30, 2016 were as follows below:

	Less than	1 year through	6 years through	More than
	1 year	5 years	10 years	10 years
U.S. governmental securities	$111	$—	$37	$51
Corporate debt securities	121	11,162	1,319	—

Total fixed maturities	$232	$11,162	$1,356	$51

Temporary Declines in Fair Value

The Partnership evaluates declines in fair value below cost of each individual asset held in the perpetual care trusts on a quarterly basis.

An aging of unrealized losses on the Partnership’s investments in debt and equity securities within the perpetual care trusts as of September 30, 2016 and December 31, 2015 is presented below (in thousands):

	Less than 12 months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2016	Value	Losses	Value	Losses	Value	Losses
Fixed maturities:
U.S. governmental securities	$—	$—	$24	$1	$24	$1
Corporate debt securities	2,787	190	2,972	180	5,759	370

Total fixed maturities	2,787	190	2,996	181	5,783	371

Mutual funds - debt securities	11,485	93	50,053	1,629	61,538	1,722
Mutual funds - equity securities	977	47	2,874	190	3,851	237
Equity securities	4,991	186	3		4,994	186
Other invested assets	—	—	73	—	73	—

Total	$20,240	$516	$55,999	$2,000	$76,239	$2,516

	Less than 12 months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2015	Value	Losses	Value	Losses	Value	Losses
Fixed maturities:
U.S. governmental securities	$—	$—	$112	$—	$112	$—
Corporate debt securities	12,482	535	4,505	310	16,987	845
Other debt securities	35	1	—	—	35	1

Total fixed maturities	12,517	536	4,617	310	17,134	846

Mutual funds - debt securities	81,215	4,263	50,774	2,917	131,989	7,180
Mutual funds - equity securities	16,514	1,363	4,308	350	20,822	1,713
Equity securities	488	6	1,137	1	1,625	7
Other invested assets	—	—	315	162	315	162

Total	$110,734	$6,168	$61,151	$3,740	$171,885	$9,908

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

Other-Than-Temporary Impairment of Trust Assets

The Partnership assesses its perpetual care trust assets for other-than-temporary declines in fair value on a quarterly basis. During the nine months ended September 30, 2016, the Partnership determined that there were eighteen securities with an aggregate cost basis of approximately $3.4 million and an aggregate fair value of approximately $2.9 million, resulting in an impairment of $0.5 million, with such impairment considered to be other-than-temporary. During the nine months ended September 30, 2015, the Company determined that there were no other than temporary impairments to the investment portfolio in the perpetual care trusts. Accordingly, the Partnership adjusted the cost basis of these assets to their current value and offset this change against the liability for perpetual care trust corpus. This reduction in deferred revenue is reflected in earnings in periods after the impairment date as the underlying merchandise is delivered or the underlying services are performed.

8.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Partnership has recorded goodwill of approximately $70.6 million as of September 30, 2016 and $69.9 million as of December 31, 2015. This amount represents the excess of the purchase price over the fair value of identifiable net assets acquired.

A rollforward of goodwill by reporting unit is as follows (in thousands):

	Cemeteries	Funeral Homes	Total
Balance at December 31, 2015	$25,320	$44,531	$69,851
Goodwill from acquisitions during 2015	—	(337)	(337)
Goodwill from acquisitions during 2016	—	1,058	1,058

Balance at September 30, 2016	$25,320	$45,252	$70,572

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

The following table reflects the components of intangible assets as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016			December 31, 2015
	Gross Carrying	Accumulated	Net Intangible	Gross Carrying	Accumulated	Net Intangible
	Amount	Amortization	Asset	Amount	Amortization	Asset
Lease and management agreements	$59,758	$(2,324)	$57,434	$59,758	$(1,577)	$58,181
Underlying contract value	6,239	(1,131)	5,108	6,239	(1,014)	5,225
Non-compete agreements	5,656	(3,705)	1,951	5,656	(3,112)	2,544
Other intangible assets	1,777	(242)	1,535	1,439	(180)	1,259

Total intangible assets	$73,430	$(7,402)	$66,028	$73,092	$(5,883)	$67,209

Amortization expense for intangible assets was $0.6 million for both the three months ended September 30, 2016 and 2015 and $1.7 million for both the nine months ended September 30, 2016 and 2015. The following is estimated amortization expense related to intangible assets with finite lives for the periods noted below (in thousands):

2016 (remainder)	$590
2017	$2,194
2018	$1,769
2019	$1,451
2020	$1,278

9.	LONG-TERM DEBT

Total debt consists of the following at the dates indicated (in thousands):

	September 30, 2016	December 31, 2015
Credit facility	$151,125	$149,500
7.875% Senior Notes, due June 2021	172,510	172,186
Notes payable - acquisition debt	549	687
Notes payable - acquisition non-competes	937	1,629
Insurance and vehicle financing	2,291	2,336
Less deferred financing costs, net of accumulated amortization	(11,236)	(7,499)

Total debt	316,176	318,839
Less current maturities	(2,144)	(2,440)

Total long-term debt	$314,032	$316,399

Credit Facility

On August 4, 2016, StoneMor Operating LLC (the “Operating Company”), a wholly-owned subsidiary of the Partnership, entered into the Credit Agreement (the “Credit Agreement”) among each of the Subsidiaries of the Operating Company (together with the Operating Company, “Borrowers”), the Lenders identified therein, Capital One, National Association (“Capital One”), as Administrative Agent, Issuing Bank and Swingline Lender, Citizens Bank of Pennsylvania, as Syndication Agent, and TD Bank, N.A. and Raymond James Bank, N.A., as Co-Documentation Agents. In addition, on the same date, the Partnership, the Borrowers and Capital One, as Administrative Agent, entered into the Guaranty and Collateral Agreement (the “Guaranty Agreement,” and together with the Credit Agreement, “New Agreements”). Capitalized terms which are not defined in the following description of the New Agreements shall have the meaning assigned to such terms in the New Agreements.

The New Agreements replaced the Partnership’s Fourth Amended and Restated Credit Agreement, as amended with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and other lenders party thereto (the “Prior Credit Agreement”), Second Amended and Restated Security Agreement, and Second Amended and Restated Pledge Agreement, each dated as of December 19, 2014. The Prior Credit Agreement provided for a revolving credit facility of $180.0 million, with borrowings classified as either acquisition draws or working capital draws, maturing on December 19, 2019. In connection with entering into the Credit Agreement, the Partnership incurred an extinguishment of debt charge of approximately $1.2 million recorded in “other gains and losses, net”.

The Credit Agreement provides for up to $210.0 million initial aggregate amount of Revolving Commitments, which may be increased, from time to time, in minimum increments of $5.0 million so long as the aggregate amount of such increases does not exceed $100.0 million. The Operating Company may also request the issuance of Letters of Credit for up to $15.0 million in the aggregate, of which there were $6.5 million outstanding at September 30, 2016 and none outstanding at December 31, 2015. The Maturity Date under the Credit Agreement is the earlier of (i) August 4, 2021 and (ii) the date that is six months prior to the earliest scheduled maturity date of any outstanding Permitted Unsecured Indebtedness (at present, such date is December 1, 2020, which is six months prior to June 1, 2021 maturity date of outstanding 7.875% senior notes).

As of September 30, 2016, the outstanding amount of borrowings under the Credit Agreement was $151.1 million, which was used to pay down outstanding obligations under the Prior Credit Agreement, to pay fees, costs and expenses related to the New Agreements and to fund working capital needs. Generally, proceeds of the Loans under the Credit Agreement can be used to finance the working capital needs and for other general corporate purposes of the Borrowers and Guarantors, including acquisitions and distributions permitted under the Credit Agreement. At September 30, 2016, the amount available under the credit facility was $42.4 million.

Each Borrowing under the Credit Agreement is comprised of Base Rate Loans or Eurodollar Loans. The Loans comprising each Base Rate Borrowing (including each Swingline Loan) bear interest at the Base Rate plus the Applicable Rate, and the Loans comprising each Eurodollar Borrowing bear interest at the Eurodollar Rate plus the Applicable Rate.

The Applicable Rate is determined based on the Consolidated Leverage Ratio of the Partnership and its Subsidiaries and ranges from 1.75% to 3.25% for Eurodollar Rate Loans and 0.75% to 2.25% for Base Rate Loans. As of September 30, 2016, the Applicable Rate for Eurodollar Rate Loans was 2.75% and for Base Rate Loans was 1.75%. The Credit Agreement also requires the Borrowers to pay a quarterly unused commitment fee, which accrues at the Applicable Rate on the amount by which the commitments under the Credit Agreement exceed the usage of such commitments, and which is included within interest expense on the Partnership’s consolidated statements of operations. On September 30, 2016, the weighted average interest rate on outstanding borrowings under the Credit Agreement was 3.2%.

The Credit Agreement contains financial covenants, pursuant to which the Partnership will not permit:

•	the ratio of Consolidated Funded Indebtedness to Consolidated EBITDA, or the Consolidated Leverage Ratio, as of the last day of any fiscal quarter, commencing on September 30, 2016, determined for the period of four consecutive fiscal quarters ending on such date (the “Measurement Period”), to be greater than 4.00 to 1.0, which may be increased to 4.25 to 1.0 (in case of a Designated Acquisition made subsequent to the last day of the immediately preceding fiscal quarter) as of the last day of the fiscal quarter in which such Designated Acquisition occurs and as of the last day of the immediately succeeding fiscal quarter; and

•	the ratio of Consolidated EBITDA to Consolidated Debt Service, or the Consolidated Debt Service Coverage Ratio, as of the last day of any fiscal quarter, commencing on September 30, 2016 to be less than 2.50 to 1.0 for any Measurement Period.

On September 30, 2016, the Partnership’s Consolidated Leverage Ratio and the Consolidated Debt Service Coverage Ratio were 3.62 and 4.19, respectively.

Additional covenants include customary limitations, subject to certain exceptions, on, among others: (i) the incurrence of Indebtedness; (ii) granting of Liens; (iii) fundamental changes and dispositions; (iv) investments, loans, advances, guarantees and acquisitions; (v) swap agreements; (vi) transactions with Affiliates; (vii) Restricted Payments; and (viii) Sale and Leaseback Transactions. The Partnership was in compliance with the Credit Agreement covenants as of September 30, 2016.

The Borrowers’ obligations under the Credit Agreement are guaranteed by the Partnership and the Borrowers. Pursuant to the Guaranty Agreement, the Borrowers’ obligations under the Credit Agreement are secured by a first priority lien and security interest (subject to permitted liens and security interests) in substantially all of the Partnership’s and Borrowers’ assets, whether then owned or thereafter acquired, excluding certain excluded assets, which include, among others: (i) Trust Accounts, certain proceeds required by law to be placed into such Trust Accounts and funds held in such Trust Accounts; and (ii) Excluded Real Property, including owned and leased real property that may not be pledged as a matter of law.

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

The Senior Notes are jointly and severally guaranteed by certain of the Partnership’s subsidiaries. The Indenture governing the Senior Notes contains covenants, including limitations of the Partnership’s ability to incur certain additional indebtedness and liens, make certain dividends, distributions, redemptions or investments, enter into certain transactions with affiliates, make certain asset sales, and engage in certain mergers, consolidations or sales of all or substantially all of our assets, among other items. As of September 30, 2016, the Partnership was in compliance with these covenants.

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

As of September 30, 2016, the Partnership had available approximately less than $0.1 million of alternative minimum tax credit carryforwards, which are available indefinitely, and $264.5 million of federal net operating loss carryforwards, which will begin to expire in 2017 and $321.8 million in state net operating loss carryforwards, a portion of which expires annually.

In assessing the realizability of deferred tax assets, management considers whether it’s more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. As of September 30, 2016, based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Partnership will realize a partial benefit of these deductible differences. The amount of deferred tax assets considered realizable could be reduced in the future if estimates of future taxable income during the carryforward period are reduced.

In accordance with applicable accounting standards, the Partnership recognizes only the impact of income tax positions that, based upon their merits, are more likely than not to be sustained upon audit by a taxing authority. To evaluate its current tax positions in order to identify any material uncertain tax positions, the Partnership developed a policy of identifying and evaluating uncertain tax positions that considers support for each tax position, industry standards, tax return disclosures and schedules and the significance of each position. It is the Partnership’s policy to recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense. At September 30, 2016 and December 31, 2015, the Partnership had no material uncertain tax positions.

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

At September 30, 2016 and December 31, 2015, deferred revenues consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Deferred contract revenues	$806,322	$759,812
Deferred merchandise trust revenue	86,275	80,294
Deferred merchandise trust unrealized gains (losses)	4,155	(24,685)

Deferred revenues	$896,752	$815,421

Deferred selling and obtaining costs	$122,249	$111,542

12.	LONG-TERM INCENTIVE PLANS

2014 Long-Term Incentive Plan

During the year ended December 31, 2014, the General Partner’s Board of Directors (the “Board”) and the Partnership’s unitholders approved a 2014 Long-Term Incentive Plan (“2014 LTIP”). The Compensation, Nominating and Governance, and Compliance Committee of the Board (the “Compensation Committee”) administers the 2014 LTIP. The 2014 LTIP permits the grant of awards, which may be in the form of phantom units, restricted units, unit appreciation rights (“UAR”), or unit options, including performance factors for each, covering an aggregate of 1,500,000 common units, a number that the Board may increase by up to 100,000 common units per year. At September 30, 2016, the estimated number of common units to be issued upon vesting and exercise of outstanding rights under this plan, assuming the satisfaction of the maximum conditions for performance factors, was 186,845. A cumulative number of 17,229 common units have been issued, leaving 1,295,926 common units available for future grants under the plan, assuming no increases by the Board.

Phantom Unit Awards

Phantom units represent rights to receive a common unit or an amount of cash, or a combination of either, based upon the value of a common unit. Phantom units become payable, in cash or common units, at the Partnership’s election, upon the separation of directors and executives from service or upon the occurrence of certain other events specified in the underlying agreements. Phantom units are subject to terms and conditions determined by the Compensation Committee. In tandem with phantom unit grants, the compensation committee may grant distribution equivalent rights (“DERs”), which are the right to receive an amount in cash or common units equal to the cash distributions made by the Partnership with respect to common unit during the period that the underlying phantom unit is outstanding. All phantom units outstanding under the 2014 LTIP at September 30, 2016 contain tandem DERs.

The following table sets forth the 2014 LTIP phantom unit award activity for the three and nine months ended September 30, 2016 and 2015, respectively:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Outstanding, beginning of period	110,090	6,281	102,661	2,189
Granted (1)	102,715	2,566	110,144	6,658
Settled in common units or cash (1)	(2,774)	—	(2,774)	—
Forfeiture	(23,185)	—	(23,185)	—

Outstanding, end of period (2)	186,846	8,847	186,846	8,847

(1)	The weighted-average grant date fair value for the unit awards on the date of grant was $25.16 and $24.00 for three months ended September 30, 2016 and 2015, respectively, and $25.12 and $27.14 for nine months ended September 30, 2016 and 2015, respectively. The intrinsic value of vested unit awards was $0.1 million for both the three months ended September 30, 2016 and 2015 and $0.3 million for the nine months ended September 30, 2016 and $0.2 million for the nine months ended 2015.
(2)	Based on the closing price of the common units on September 30, 2016, the estimated intrinsic value of the outstanding unit awards was $4.7 million at September 30, 2016.

2004 Long-Term Incentive Plan

The Compensation Committee administers the Partnership’s 2004 Long-Term Incentive Plan (“2004 LTIP”). The 2004 LTIP permitted the grant of awards, which may be in the form of phantom units, restricted units, or unit appreciation rights (“UAR”). At September 30, 2016, the estimated number of common units to be issued upon vesting and exercise of outstanding rights under this plan was 199,919, based upon the closing price of our common units at September 30, 2016. A cumulative number of 626,188 common units have been issued under the 2004 LTIP. There were no awards available for grant under the 2004 LTIP at September 30, 2016 because the plan expired in 2014.

Phantom Unit Awards

Phantom units were credited to participants’ mandatory deferred compensation accounts in connection with DERs accruing on phantom units received under the 2004 LTIP. These DERs continue to accrue until the underlying securities are issued. The following table sets forth the 2004 LTIP activity related to DERs credited as phantom units to the participant’s accounts for the three and nine months ended September 30, 2016 and 2015, respectively:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Outstanding, beginning of period	194,085	176,349	184,457	169,122
Granted (1)	5,108	4,188	14,736	11,415

Outstanding, end of period (2)	199,193	180,537	199,193	180,537

(1)	The weighted-average fair value for the phantom units credited was $24.32 and $26.46 for the three months ended September 30, 2016 and 2015, respectively, and $24.63 and $28.08 for the nine months ended September 30, 2016 and 2015, respectively. The intrinsic value of vested phantom unit awards was $0.1 million for both of the three months ended September 30, 2016 and 2015 and $0.4 million and $0.3 million for the nine months ended September 30, 2016 and 2015, respectively.
(2)	Based on the closing price of the common units on September 30, 2016, the estimated intrinsic value of the outstanding unit awards was $5.0 million at September 30, 2016.

Total compensation expense for phantom units credited under both the 2004 and 2014 plans was approximately $0.2 million and $0.3 million for the three months ended September 30, 2016 and 2015, respectively, and $0.6 million and $0.8 million for the nine months ended September 30, 2016 and 2015, respectively.

Unit Appreciation Rights Awards

UAR awards represent a right to receive an amount equal to the closing price of the Partnership’s common units on the date preceding the exercise date less the exercise price of the UARs, to the extent the closing price of the Partnership’s common units on the date preceding the exercise date is in excess of the exercise price. This amount is then divided by the closing price of the Partnership’s common units on the date preceding the exercise date to determine the number of common units to be issued to the participant. UAR awards granted through September 30, 2016 have a five-year contractual term beginning on the grant date and vest ratably over a period of 48 months beginning on the grant date. Of the UARs outstanding at September 30, 2016, 14,583 UARs will vest within the following twelve months. The following table sets forth the UAR award activity for the three and nine months ended September 30, 2016 and 2015, respectively:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Outstanding, beginning of period	66,793	87,021	66,793	123,000
Exercised	—	(19,791)	—	(50,040)
Forfeited	(438)	—	(438)	(5,730)

Outstanding, end of period (1)	66,355	67,230	66,355	67,230

Exercisable, end of period	48,750	27,562	48,750	27,562

(1)	Based on the closing price of the common units on September 30, 2016, the estimated intrinsic value of the outstanding unit awards was less than $0.1 million at September 30, 2016. The weighted average remaining contractual life for outstanding UAR awards at September 30, 2016 was 1.8 years.

At September 30, 2016, the Partnership had approximately $0.1 million of unrecognized compensation expense related to unvested UAR awards that will be recognized through the year ended December 31, 2018. The Partnership recognized total compensation expense for UAR awards of less than $0.1 million for the three and nine months ended September 30, 2016 and 2015. The Partnership issued 3,067 common units for the three months ended September 30, 2015 and 7,631 common units for the nine months ended September 30, 2015 due to exercised UAR awards. There were no UAR exercises during the three and nine months ended September 30, 2016.

13.	COMMITMENTS AND CONTINGENCIES

Legal

The Partnership is party to legal proceedings in the ordinary course of its business but does not expect the outcome of any proceedings, individually or in the aggregate, to have a material effect on its financial position or results of operations.

Other

During the first quarter of 2016, the Partnership moved its corporate headquarters to Trevose, Pennsylvania. Due to the relocation, a cease-use expense of $2.4 million, of which $0.5 million was incurred in the first quarter of 2016, was recorded in “Other gains and losses, net” on the unaudited consolidated statement of operations. This charge represents the net recognition of the discounted liability for future rent payments due under the lease on the previous headquarters, net of estimated sublease collections and deferred rent and lease incentives pertaining to the previous corporate office location.

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

The Partnership’s other financial instruments as of September 30, 2016 and December 31, 2015 consist of its Senior Notes and outstanding borrowings under its revolving credit facility (see Note 9). The estimated fair values of the Partnership’s Senior Notes as of September 30, 2016 and December 31, 2015 were $178.5 million and $179.9 million, respectively, based on trades made on those dates, compared with the carrying amounts of $172.5 million and $172.2 million, respectively. As of September 30, 2016 and December 31, 2015, the carrying values of outstanding borrowings under the Partnership’s revolving credit facility (see Note 9), which bears interest at variable interest rates with maturities of 90 days or less, approximated their estimated fair values. The Senior Notes and the credit facility are valued using Level 2 inputs.

15.	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Partnership’s Senior Notes are guaranteed by StoneMor Operating LLC and its wholly-owned subsidiaries, other than the co-issuer, as described below. The guarantees are full, unconditional, joint and several. The Partnership, or the “Parent”, and its wholly-owned subsidiary Cornerstone Family Services of West Virginia Subsidiary Inc., are the co-issuers of the Senior Notes. The Partnership’s unaudited consolidated financial statements as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015 include the accounts of cemeteries operated under long-term lease, operating or management agreements. For the purposes of this note, these entities are deemed non-guarantor subsidiaries, as they are not wholly-owned by the Partnership. The Partnership’s unaudited consolidated financial statements also contain merchandise and perpetual care trusts that are also deemed non-guarantor subsidiaries for the purposes of this note.

The following unaudited supplemental condensed consolidating financial information reflects the Partnership’s standalone accounts, the combined accounts of the subsidiary co-issuer, the combined accounts of the guarantor subsidiaries, the combined accounts of the non-guarantor subsidiaries, the consolidating adjustments and eliminations and the Partnership’s consolidated accounts as of and for the three and nine months ended September 30, 2016 and 2015. For the purpose of the following financial information, the Partnership’s investments in its subsidiaries and the guarantor subsidiaries’ investments in their respective subsidiaries are presented in accordance with the equity method of accounting (in thousands):

CONDENSED CONSOLIDATING BALANCE SHEETS

		Subsidiary	Guarantor	Non-Guarantor
September 30, 2016	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$13,165	$2,445	$—	$15,610
Other current assets	—	4,336	87,620	16,947	—	108,903

Total current assets	—	4,336	100,785	19,392	—	124,513
Long-term accounts receivable	—	1,564	84,767	11,651	—	97,982
Cemetery property and equipment	—	940	422,761	31,702	—	455,403
Merchandise trusts	—	—	—	504,604	—	504,604
Perpetual care trusts	—	—	—	334,923	—	334,923
Deferred selling and obtaining costs	—	6,240	97,414	18,595	—	122,249
Goodwill and intangible assets	—	—	78,510	58,090	—	136,600
Other assets	—	—	15,505	2,360	—	17,865
Investments in and amounts due from affiliates eliminated upon consolidation	229,565	138,604	485,550	—	(853,719)	—

Total assets	$229,565	$151,684	$1,285,292	$981,317	$(853,719)	$1,794,139

Liabilities and Equity
Current liabilities	$—	$27	$42,070	$957	$—	$43,054
Long-term debt, net of deferred financing costs	68,018	104,492	141,522	—	—	314,032
Deferred revenues	—	37,489	769,930	89,333	—	896,752
Perpetual care trust corpus	—	—	—	334,923	—	334,923
Other long-term liabilities	—	—	33,758	10,073	—	43,831
Due to affiliates	—	—	172,510	492,234	(664,744)	—

Total liabilities	68,018	142,008	1,159,790	927,520	(664,744)	1,632,592

Partners' capital	161,547	9,676	125,502	53,797	(188,975)	161,547

Total liabilities and partners' capital	$229,565	$151,684	$1,285,292	$981,317	$(853,719)	$1,794,139

		Subsidiary	Guarantor	Non-Guarantor
December 31, 2015	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$11,869	$3,284	$—	$15,153
Other current assets	—	4,858	78,464	12,701	—	96,023

Total current assets	—	4,858	90,333	15,985	—	111,176
Long-term accounts receivable	—	2,888	80,969	11,310	—	95,167
Cemetery property and equipment	—	1,084	418,400	31,100	—	450,584
Merchandise trusts	—	—	—	464,676	—	464,676
Perpetual care trusts	—	—	—	307,804	—	307,804
Deferred selling and obtaining costs	—	5,967	91,275	14,300	—	111,542
Goodwill and intangible assets	—	—	78,223	58,837	—	137,060
Other assets	—	—	14,153	2,195	—	16,348
Investments in and amounts due from affiliates eliminated upon consolidation	249,436	165,639	436,811	—	(851,886)	—

Total assets	$249,436	$180,436	$1,210,164	$906,207	$(851,886)	$1,694,357

Liabilities and Equity
Current liabilities	$—	$12	$33,083	$837	$—	$33,932
Long-term debt, net of deferred financing costs	67,890	104,295	144,214	—	—	316,399
Deferred revenues	—	40,467	697,516	77,438	—	815,421
Perpetual care trust corpus	—	—	—	307,804	—	307,804
Other long-term liabilities	—	—	29,761	9,494	—	39,255
Due to affiliates	—	—	172,185	454,605	(626,790)	—

Total liabilities	67,890	144,774	1,076,759	850,178	(626,790)	1,512,811

Partners’ capital	181,546	35,662	133,405	56,029	(225,096)	181,546

Total liabilities and partners’ capital	$249,436	$180,436	$1,210,164	$906,207	$(851,886)	$1,694,357

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Subsidiary	Guarantor	Non-Guarantor
Three months ended September 30, 2016	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$2,198	$68,936	$11,858	$(4,456)	$78,536
Total cost and expenses	—	(3,069)	(70,790)	(14,507)	4,456	(83,910)
Other income (loss)	—	—	(506)	—	—	(506)
Net loss from equity investment in subsidiaries	(10,286)	(8,418)	—	—	18,704	—
Interest expense	(1,358)	(2,087)	(2,296)	(193)	—	(5,934)

Net income (loss) before income taxes	(11,644)	(11,376)	(4,656)	(2,842)	18,704	(11,814)

Income tax benefit (expense)	—	—	170	—	—	170

Net income (loss)	$(11,644)	$(11,376)	$(4,486)	$(2,842)	$18,704	$(11,644)

		Subsidiary	Guarantor	Non-Guarantor
Three months ended September 30, 2015	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$1,333	$71,344	$12,628	$(3,537)	$81,768
Total cost and expenses	—	(2,883)	(65,285)	(12,909)	3,537	(77,540)
Other income (loss)	—	—	(1,460)	—	—	(1,460)
Net loss from equity investment in subsidiaries	(1,900)	(1,877)	—	—	3,777	—
Interest expense	(1,358)	(2,087)	(2,041)	(183)	—	(5,669)

Net income (loss) before income taxes	(3,258)	(5,514)	2,558	(464)	3,777	(2,901)

Income tax benefit (expense)	—	—	(357)	—	—	(357)

Net income (loss)	$(3,258)	$(5,514)	$2,201	$(464)	$3,777	$(3,258)

		Subsidiary	Guarantor	Non-Guarantor
Nine months ended September 30, 2016	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$5,084	$199,637	$38,214	$(9,188)	$233,747
Total cost and expenses	—	(8,161)	(204,438)	(38,506)	9,188	(241,917)
Other income (loss)	—	—	(1,579)	—	—	(1,579)
Net loss from equity investment in subsidiaries	(23,695)	(24,873)	—	—	48,568	—
Interest expense	(4,075)	(6,261)	(6,516)	(579)	—	(17,431)

Net income (loss) before income taxes	(27,770)	(34,211)	(12,896)	(871)	48,568	(27,180)

Income tax benefit (expense)	—	—	(590)	—	—	(590)

Net income (loss)	$(27,770)	$(34,211)	$(13,486)	$(871)	$48,568	$(27,770)

		Subsidiary	Guarantor	Non-Guarantor
Nine months ended September 30, 2015	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$4,118	$206,289	$36,298	$(9,931)	$236,774
Total cost and expenses	—	(8,159)	(198,399)	(37,526)	9,931	(234,153)
Other income (loss)	—	—	(1,460)	—	—	(1,460)
Net loss from equity investment in subsidiaries	(12,337)	(13,262)	—	—	25,599	—
Interest expense	(4,075)	(6,261)	(6,026)	(540)	—	(16,902)

Net income (loss) before income taxes	(16,412)	(23,564)	404	(1,768)	25,599	(15,741)

Income tax benefit (expense)	—	—	(671)	—	—	(671)

Net income (loss)	$(16,412)	$(23,564)	$(267)	$(1,768)	$25,599	$(16,412)

		Subsidiary	Guarantor	Non-Guarantor
Nine months ended September 30, 2016	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$2,624	$86	$27,172	$1,565	$(12,960)	$18,487
Cash Flows From Investing Activities:
Cash paid for acquisitions and capital expenditures	—	(86)	(15,819)	(2,404)	—	(18,309)
Payments to affiliates	(9,097)	—	—	—	9,097	—

Net cash used in investing activities	(9,097)	(86)	(15,819)	(2,404)	9,097	(18,309)

Cash Flows From Financing Activities:
Cash distributions	(68,062)	—	—	—	—	(68,062)
Payments from affiliates	—	—	(3,863)	—	3,863	—
Net borrowings and repayments of debt	—	—	168	—	—	168
Proceeds from issuance of common units	74,535	—	—	—	—	74,535
Other financing activities	—	—	(6,362)	—	—	(6,362)

Net cash provided by (used in) financing activities	6,473	—	(10,057)	—	3,863	279

Net increase (decrease) in cash and cash equivalents	—	—	1,296	(839)	—	457
Cash and cash equivalents - Beginning of period	—	—	11,869	3,284	—	15,153

Cash and cash equivalents - End of period	$—	$—	$13,165	$2,445	$—	$15,610

		Subsidiary	Guarantor	Non-Guarantor
Nine months ended September 30, 2015	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$36,297	$225	$18,725	$3,416	$(46,633)	$12,030
Cash Flows From Investing Activities:
Cash paid for acquisitions and capital expenditures	—	(225)	(21,385)	(2,523)	—	(24,133)
Payments to affiliates	(47,479)	—	—	—	47,479	—

Net cash used in investing activities	(47,479)	(225)	(21,385)	(2,523)	47,479	(24,133)

Cash Flows From Financing Activities:
Cash distributions	(56,689)	—	—	—	—	(56,689)
Payments to affiliates	—	—	846	—	(846)	—
Net borrowings and repayments of debt	—	—	2,378	—	—	2,378
Proceeds from issuance of common units	67,871	—	—	—	—	67,871
Other financing activities	—	—	(66)	—	—	(66)

Net cash provided by (used in) financing activities	11,182	—	3,158	—	(846)	13,494

Net increase (decrease) in cash and cash equivalents	—	—	498	893	—	1,391
Cash and cash equivalents - Beginning of period	—	—	7,059	3,342	—	10,401

Cash and cash equivalents - End of period	$—	$—	$7,557	$4,235	$—	$11,792

16.	ISSUANCES OF LIMITED PARTNER UNITS

On November 19, 2015, the Partnership entered into an equity distribution agreement (“ATM Equity Program”) with a group of banks (the “Agents”) whereby it may sell, from time to time, common units representing limited partner interests having an aggregate offering price of up to $100,000,000. During the three months ended September 30, 2016, the Partnership did not issue common units under the ATM Equity Program. During the nine months ended September 30, 2016, the Partnership issued 903,682 common units under the ATM Equity Program for net proceeds of $23.0 million.

Pursuant to a Common Unit Purchase Agreement, dated May 19, 2014, by and between the Partnership and American Cemeteries Infrastructure Investors, LLC, a Delaware limited liability company (“ACII”), the Partnership issued 58,924 paid-in-kind units to ACII in lieu of cash distributions of $1.5 million during the three months ended September 30, 2016 and 176,214 paid-in-kind Units to ACII in lieu of cash distributions of $4.5 million for the nine months ended September 30, 2016.

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

The Partnership’s operations include two reportable operating segments, Cemetery Operations and Funeral Homes. These operating segments reflect the way the Partnership manages its operations and makes business decisions as of September 30, 2016 and represent a change from the comparable period presented. Prior period information was revised to the current year presentation. Operating segment data for the periods indicated were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Cemetery Operations:
Revenues	$64,544	$67,526	$188,693	$193,778
Operating costs and expenses	(57,100)	(53,906)	(162,367)	(160,812)
Depreciation and amortization	(2,058)	(1,933)	(6,042)	(5,743)

Segment income	$5,386	$11,687	$20,284	$27,223

Funeral Homes:
Revenues	$13,992	$14,242	$45,054	$42,996
Operating costs and expenses	(13,825)	(11,208)	(40,297)	(35,507)
Depreciation and amortization	(692)	(780)	(2,427)	(2,381)

Segment income	$(525)	$2,254	$2,330	$5,108

Reconciliation of segment income to net loss:
Cemeteries	$5,386	$11,687	$20,284	$27,223
Funeral homes	(525)	2,254	2,330	5,108

Total segment income	4,861	13,941	22,614	32,331

Corporate overhead	(10,058)	(9,115)	(30,106)	(28,627)
Corporate depreciation and amortization	(177)	(598)	(678)	(1,083)
Other gains (losses), net	(506)	(1,460)	(1,579)	(1,460)
Interest expense	(5,934)	(5,669)	(17,431)	(16,902)
Income tax benefit (expense)	170	(357)	(590)	(671)

Net loss	$(11,644)	$(3,258)	$(27,770)	$(16,412)

Capital expenditures:
Cemeteries	$1,696	$3,225	$6,328	$9,918
Funeral homes	305	79	800	461
Corporate	150	479	2,527	654

Total capital expenditures	$2,151	$3,783	$9,655	$11,033

	September 30, 2016	December 31, 2015
Balance sheet information:
Assets:
Cemetery Operations	$1,568,829	$1,481,926
Funeral Homes	200,073	190,443
Corporate	25,237	21,988

Total assets	$1,794,139	$1,694,357

Goodwill:
Cemetery Operations	$25,320	$25,320
Funeral Homes	45,252	44,531

Total goodwill	$70,572	$69,851

18.	SUBSEQUENT EVENTS

On October 27, 2016, we announced a quarterly cash distribution of $0.33 per common unit pertaining to the results for the third quarter of 2016. The distribution is scheduled to be paid November 14, 2016 to common unit holders of record as of the close of business on November 7, 2016. A part of or all of this quarterly cash distribution may be deemed to be a return of capital for our limited partners if such quarterly cash distribution, when combined with all other cash distributions made during the calendar year, exceeds the partner’s share of taxable income for the corresponding period, depending upon the individual limited partner’s specific tax position. Because the Partnership’s general and limited partner interests have cumulative net losses as of the end of the period, the distribution represented a return of capital to those interests in accordance with US GAAP.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As discussed in the Explanatory Note to this Form 10-Q and Note 1 to the Partnership’s consolidated financial statements included in Item 1 of this Form 10-Q, such financial statements reflect the Restatement of the Partnership’s consolidated financial statements as of December 31, 2015 and for the three and nine months ended September 30, 2015. The management’s discussion and analysis presented below provides information to assist in understanding the Partnership’s financial condition and results of operations and should be read in conjunction with the Partnership’s consolidated financial statements included in Item 1 of this Form 10-Q.

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

Our major risks are related to uncertainties associated with the cash flow from pre-need and at-need sales, trusts and financings, which may impact StoneMor’s ability to meet its financial projections, service its debt and pay distributions, and increase its distributions, as well as with its ability to maintain an effective system of internal control over financial reporting and disclosure controls and procedures.

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

BUSINESS OVERVIEW

We are a publicly-traded Delaware master-limited partnership (“MLP”) and provider of funeral and cemetery products and services in the death care industry in the United States. As of September 30, 2016, we operated 317 cemeteries in 28 states and Puerto Rico, of which 286 are owned and 31 are operated under lease, management or operating agreements. We also owned and operated 105 funeral homes in 18 states and Puerto Rico.

FINANCIAL PRESENTATION

Our consolidated balance sheets at September 30, 2016 and December 31, 2015, and the consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015 include our accounts and our wholly-owned subsidiaries. Accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the amounts reported in the consolidated balance sheets and related consolidated statements of operations. Actual balances and results could be different from those estimates. All intercompany transactions and balances have been eliminated in the consolidation of the financial statements.

SUBSEQUENT EVENTS

On October 27, 2016, we announced a quarterly cash distribution of $0.33 per common unit pertaining to the results for the third quarter of 2016. The distribution is scheduled to be paid November 14, 2016 to common unit holders of record as of the close of business on November 7, 2016. A part of or all of this quarterly cash distribution may be deemed to be a return of capital for our limited partners if such quarterly cash distribution, when combined with all other cash distributions made during the calendar year, exceeds the partner’s share of taxable income for the corresponding period, depending upon the individual limited partner’s specific tax position. Because the Partnership’s general and limited partner interests have cumulative net losses as of the end of the period, the distribution represented a return of capital to those interests in accordance with US GAAP.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Cemetery Operations

Overview

We are currently the second largest owner and operator of cemeteries in the United States. At September 30, 2016, we operated 317 cemeteries in 28 states and Puerto Rico. We own 286 of these cemeteries and we manage or operate the remaining 31 under lease, operating or management agreements. Revenues from cemetery operations accounted for approximately 82.2% of our total revenues during the three months ended September 30, 2016.

Operating Results

The following table presents operating results for our cemetery operations for the respective reporting periods (in thousands):

	Three months ended September 30,
	2016	2015
Merchandise	$36,314	$37,570
Services	13,928	14,945
Interest income	2,197	2,233
Investment and other	12,105	12,778

Total revenue	64,544	67,526

Cost of goods sold	11,721	12,195
Cemetery expense	19,926	18,245
Selling expense	15,931	14,647
General and administrative expense	9,522	8,819
Depreciation and amortization	2,058	1,933

Total cost and expenses	59,158	55,839

Operating income	$5,386	$11,687

Cemetery merchandise revenues were $36.3 million for the three months ended September 30, 2016, a decrease of $1.3 million from $37.6 million for the three months ended September 30, 2015. This decrease was primarily due to a decrease in recognized sales of mausoleums, vaults, and niches. Cemetery services revenues were $13.9 million for the three months ended September 30, 2016, a decrease of $1.0 million from $14.9 million for the three months ended September 30, 2015. This decrease was primarily due to a reduction in opening and closing service revenues. Investment and other income was $12.1 million for the three months ended September 30, 2016, a decrease of $0.7 million from $12.8 million for the three months ended September 30, 2015. This decrease was primarily attributable to merchandise trust income, which was $2.0 million for the three months ended September 30, 2016, representing a $2.1 million decrease from $4.1 million earned during the three months ended September 30, 2015. This change is primarily attributable to a decrease in net income earned by the trust and a decrease in the recognition of deferred merchandise trust revenue resulting from impairment of trust assets. A portion of deferred trust income is recognized as underlying merchandise is delivered or underlying services are performed. The decrease in merchandise trust income was partially offset by perpetual care trust income, which was $4.8 million for the three months ended September 30, 2016, representing a $0.4 million increase from $4.4 million earned during the three months ended September 30, 2015. The remaining $1.0 million change in investment and other income is attributed to a net increase in records fee revenue, travel care insurance fee revenue, and other miscellaneous cemetery revenue. Interest income remained consistent for the three months ended September 30, 2016 and 2015.

Cost of goods sold was $11.7 million for the three months ended September 30, 2016, a decrease of $0.5 million from $12.2 million for the three months ended September 30, 2015. This decrease consisted principally of a $0.5 million decrease in merchandise costs.

Cemetery expenses were $19.9 million for the three months ended September 30, 2016, an increase of $1.7 million from $18.2 million for the three months ended September 30, 2015. This increase was principally due to a $1.7 million increase in repair and maintenance expenses.

Selling expenses were $15.9 million for the three months ended September 30, 2016, an increase of $1.3 million from $14.6 million for the three months ended September 30, 2015. This increase was primarily due to a $1.3 million increase in personnel costs.

General and administrative expenses were $9.5 million for the three months ended September 30, 2016, an increase of $0.7 million from $8.8 million for the three months ended September 30, 2015. This increase was primarily due to a $0.7 million increase in professional fees.

Depreciation and amortization expense was relatively consistent with the prior period, with $2.1 million for the three months ended September 30, 2016 compared to $1.9 million for the three months ended September 30, 2015.

Funeral Home Operations

Overview

At September 30, 2016, we owned and operated 105 funeral homes. These properties are located in 18 states and Puerto Rico. Revenues from funeral home operations accounted for approximately 17.8% of our total revenues during three months ended September 30, 2016.

Operating Results

The following table presents operating results for our funeral home operations for the respective reporting periods (in thousands):

	Three months ended September 30,
	2016	2015
Merchandise	$6,656	$6,588
Services	7,336	7,654

Total revenue	13,992	14,242

Merchandise	2,322	1,002
Service	6,070	5,432
Depreciation and amortization	692	780
Other	5,433	4,774

Total expenses	14,517	11,988

Operating income	$(525)	$2,254

Funeral home merchandise revenues were consistent with the prior period with $6.7 million for the three months ended September 30, 2016, an increase of $0.1 million from $6.6 million for the three months ended September 30, 2015. Funeral home service revenues were $7.3 million for the three months ended September 30, 2016, a decrease of $0.4 million from $7.7 million for the three months ended September 30, 2015. The decrease is principally due to a decrease in cremations and other related service revenues.

Funeral home expenses were $14.5 million for the three months ended September 30, 2016, an increase of $2.5 million from $12.0 million for the three months ended September 30, 2015. This increase principally consists of a $1.3 million increase in merchandise costs, primarily driven by higher merchandise procurement costs, $0.6 million increase in personnel costs and a $0.1 million increase in costs associated with insurance-related sales with the remaining increase in other funeral home related expenses.

Corporate Overhead

Corporate overhead was $10.1 million for the three months ended September 30, 2016, an increase of $1.0 million from $9.1 million for the three months ended September 30, 2015. This increase was principally due to a $0.7 million increase in professional fees and a $0.3 million increase in acquisition-related costs. Acquisition costs may vary from period to period depending on the amount of acquisition activity that takes place.

Corporate Depreciation and Amortization

Depreciation and amortization expense was consistent with the prior period, with $0.2 million for the three months ended September 30, 2016, a decrease of $0.4 million from $0.6 million for the three months ended September 30, 2015.

Other Gains and Losses

During the third quarter of 2016, we obtained additional information related to one of the acquisitions that closed during 2015. The change resulted in an adjustment to the gain on acquisition recognized during the year ended December 31, 2015, increasing the gain by $0.2 million via a gain recognized in the current period in accordance with GAAP. In addition, there was a $2.7 million gain from our most recent acquisition as of September 30, 2016. We sold two funeral home buildings and related property during the period resulting in a loss on sale of $0.2 million. Also, we incurred a charge related to deferred financing costs related to our prior line of credit in the amount of $1.2 million and a loss of $2.0 million related to the revision of our cease-use expense due to the relocation of corporate headquarters to Trevose, Pennsylvania and other realignment charges.

Interest Expense

Interest expense was $5.9 million for the three months ended September 30, 2016, an increase of $0.2 million from $5.7 million for the three months ended September 30, 2015. This increase was principally due to an increase in interest expense on amounts outstanding under the credit facility, which had higher average amounts outstanding during the current period than the comparable period.

Income Tax Benefit (Expense)

Income tax benefit was $0.2 million for the three months ended September 30, 2016, as compared to an income tax expense of $0.4 million for the three months ended September 30, 2015. Our effective tax rate differs from our statutory tax rate primarily because our legal entity structure includes different tax filing entities, including a significant number of partnerships that are not subject to paying tax.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Cemetery Operations

Operating Results

Revenues from cemetery operations accounted for approximately 80.7% of our total revenues during the nine months ended September 30, 2016. The following table presents operating results for our cemetery operations for the respective reporting periods (in thousands):

	Nine months ended September 30,
	2016	2015
Merchandise	$106,937	$105,972
Services	41,067	44,869
Interest income	6,678	6,617
Investment and other	34,011	36,320

Total revenue	188,693	193,778

Cost of goods sold	34,483	35,357
Cemetery expense	53,267	53,789
Selling expense	46,898	44,326
General and administrative expense	27,719	27,340
Depreciation and amortization	6,042	5,743

Total cost and expenses	168,409	166,555

Operating income	$20,284	$27,223

Cemetery merchandise revenues were $106.9 million for the nine months ended September 30, 2016, an increase of $0.9 million from $106.0 million for the nine months ended September 30, 2015. The increase is principally due to a $1.8 million increase in recognized sales of markers and mausoleums, partially offset by decreases in recognized sales of vaults, crypts and niches of approximately $0.9 million. Cemetery services revenues were $41.1 million for the nine months ended September 30, 2016, a decrease of $3.8 million from $44.9 million for the nine months ended September 30, 2015. This decrease was primarily due to a reduction in opening and closing service revenues. Investment and other income was $34.0 million for the nine months ended September 30, 2016, a decrease of $2.3 million from $36.3 million for the nine months ended September 30, 2015. This decrease was primarily attributable to merchandise trust income, which was $5.5 million for the nine months ended September 30, 2016, representing a $5.1 million decrease from $10.6 million earned during the nine months ended September 30, 2015. This change is primarily attributable to a decrease in net income earned by the trust and a decrease in the recognition of deferred merchandise trust revenue resulting from impairment of trust assets. A portion of deferred trust income is recognized as underlying merchandise is delivered or underlying services are performed. This decrease in merchandise trust income was partially offset by perpetual care trust income, which was $11.9 million for the nine months ended September 30, 2016, representing a $0.4 million increase from $11.5 million earned during the nine months ended September 30, 2015. The remaining $2.4 million change in investment and other income is attributed to a net increase in permanent record fee revenue, travel care insurance fee revenue, and other miscellaneous cemetery revenue. Interest income remained consistent for both the nine months ended September 30, 2016 and 2015.

Cost of goods sold was $34.5 million for the nine months ended September 30, 2016, a decrease of $0.9 million from $35.4 million for the nine months ended September 30, 2015. This decrease consisted principally of a $1.7 million decrease in merchandise costs partially offset by a $0.8 million increase in perpetual care costs.

Cemetery expenses were $53.3 million for the nine months ended September 30, 2016, a decrease of $0.5 million from $53.8 million for the nine months ended September 30, 2015. This decrease was principally due to a $2.0 million decrease in personnel costs partially offset by a $1.5 million increase in repair and maintenance expenses.

Selling expenses were $46.9 million for the nine months ended September 30, 2016, an increase of $2.6 million from $44.3 million for the nine months ended September 30, 2015. This increase was primarily due to a $1.3 million increase in personnel costs and a $1.3 million increase in advertising and marketing costs.

General and administrative expenses were $27.7 million for the nine months ended September 30, 2016, an increase of $0.4 million from $27.3 million for the nine months ended September 30, 2015. This increase was primarily due to a $0.9 million increase in professional fees and a $0.7 million increase in overhead expenses partially offset by a $1.2 million decrease in personnel costs.

Depreciation and amortization expense was relatively consistent with the prior period, with $6.0 million for the nine months ended September 30, 2016 compared to $5.7 million for the nine months ended September 30, 2015.

Funeral Home Operations

Operating Results

Revenues from funeral home operations accounted for approximately 19.3% of our total revenues during nine months ended September 30, 2016. The following table presents operating results for our funeral home operations for the respective reporting periods (in thousands):

	Nine months ended September 30,
	2016	2015
Merchandise	$20,681	$19,913
Services	24,373	23,083

Total revenue	45,054	42,996

Merchandise	6,306	5,444
Service	18,672	16,728
Depreciation and amortization	2,427	2,381
Other	15,319	13,335

Total expenses	42,724	37,888

Operating income	$2,330	$5,108

Funeral home merchandise revenues were $20.7 million for the nine months ended September 30, 2016, an increase of $0.8 million from $19.9 million for the nine months ended September 30, 2015. Funeral home service revenues were $24.4 million for the nine months ended September 30, 2016, an increase of $1.3 million from $23.1 million for the nine months ended September 30, 2015. The overall increase was largely due to the locations acquired in the last twelve months, specifically with increases in casket and at-need service revenue.

Funeral home expenses were $42.7 million for the nine months ended September 30, 2016, an increase of $4.8 million from $37.9 million for the nine months ended September 30, 2015. This increase principally consists of a $2.0 million increase in personnel costs, $2.0 million increase in other costs and $0.8 million in merchandise costs, all primarily due to the locations acquired in the last twelve months and an increase in costs associated with insurance and merchandise related sales.

Corporate Overhead

Corporate overhead was $30.1 million for the nine months ended September 30, 2016, an increase of $1.5 million from $28.6 million for the nine months ended September 30, 2015. This increase was principally due to a $2.9 million increase in acquisition-related costs, partially offset by a $1.4 million decrease in personnel costs. Acquisition costs may vary from period to period depending on the amount of acquisition activity that takes place.

Corporate Depreciation and Amortization

Corporate depreciation and amortization expense was consistent with the prior period, with $0.7 million for the nine months ended September 30, 2016 compared to $1.1 million for nine months ended September 30, 2015.

Other Gains and Losses

We obtained additional information related to two of the acquisitions that closed during 2015. The changes resulted in an adjustment to the gain on acquisition recognized during the year ended December 31, 2015, reducing the gain by $0.6 million via a loss recognized in the current period in accordance with GAAP. In addition, there was a $2.7 million gain from our most recent acquisition as of September 30, 2016. We sold a warehouse and three funeral home businesses during the year for a net gain of $0.1 million. Also, we wrote off deferred financing related to our prior line of credit in the amount of $1.2 million and incurred a loss of $2.4 million related to our cease-use expense due to the relocation of corporate headquarters to Trevose, Pennsylvania and other realignment charges.

Interest Expense

Interest expense was $17.4 million for the nine months ended September 30, 2016, an increase of $0.5 million from $16.9 million for the nine months ended September 30, 2015. This increase was principally due to an increase in interest expense on amounts outstanding under the credit facility, which had higher average amounts outstanding during the current period than the comparable period.

Income Tax Expense

Income tax expense was $0.6 million for the nine months ended September 30, 2016, as compared to $0.7 million for the nine months ended September 30, 2015. Our effective tax rate differs from our statutory tax rate primarily because our legal entity structure includes different tax filing entities, including a significant number of partnerships that are not subject to paying tax.

Supplemental Data

The following table presents supplemental operating data for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Interments performed	13,127	12,878	40,161	41,514
Interment rights sold (1)
Lots	8,469	8,086	23,710	23,980
Mausoleum crypts (including pre-construction)	419	446	1,471	1,779
Niches	426	441	1,181	1,285

Net interment rights sold (1)	9,314	8,973	26,362	27,044

Number of cemetery contracts written	27,404	28,890	81,800	86,516
Number of pre-need cemetery contracts written	12,795	13,799	36,955	39,847
Number of at-need cemetery contracts written	14,609	15,091	44,845	46,669

(1)	Net of cancellations. Sales of double-depth burial lots are counted as two sales.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary sources of liquidity are cash generated from operations, borrowings under our revolving credit facility and capital raised through the issuance of additional limited partner units. As an MLP, our primary cash requirements, in addition to normal operating expenses, are for cash distributions, capital expenditures, net contributions to the merchandise trust funds and debt service. In general, we expect to fund:

•	cash distributions in accordance with our partnership agreement and maintenance capital expenditures through available cash and cash flows from operating activities;

•	working capital deficits through cash generated from operations and additional borrowings; and

•	expansion capital expenditures, net contributions to the merchandise trust funds and debt service obligations through additional borrowings, the issuance of additional limited partner units or assets sales. Amounts contributed to the merchandise trust funds will be withdrawn at the time of the delivery of the product or service sold that the contribution is associated with (see “Revenue Recognition”), at which time it will reduce the amount of additional borrowings, issuance of additional limited partner units or assets sales needed.

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

Cash Flows - Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Net cash flows provided by operating activities were $18.5 million during the nine months ended September 30, 2016, an increase of $6.5 million from $12.0 million during the nine months ended September 30, 2015. The $6.5 million favorable movement in net cash provided by operating activities resulted from a $15.1 million favorable movement in working capital and a $8.6 million unfavorable movement in net income excluding non-cash items. The favorable movement in working capital was principally due to larger withdrawals from and smaller realized gains in our merchandise trusts. The unfavorable movement in net income excluding non-cash items was due principally to our cemetery operations.

Net cash used in investing activities was $18.3 million during the nine months ended September 30, 2016, a decrease of $5.8 million from $24.1 million during the nine months ended September 30, 2015. Net cash used in investing activities during the nine months ended September 30, 2016 consisted of $9.7 million for capital expenditures and $10.5 million for acquisitions, partially offset by proceeds from asset sales of $1.9 million. Net cash used in investing activities during the nine months ended September 30, 2015 principally consisted of $11.0 million for capital expenditures and $13.1 million for acquisitions.

Net cash flows provided by financing activities were $0.3 million for the nine months ended September 30, 2016 compared to $13.5 million for the nine months ended September 30, 2015. Cash flows provided by financing activities during the nine months ended September 30, 2016 consisted primarily of $74.5 million of net proceeds from the issuance of common units and $0.2 million of net borrowings, partially offset by $68.1 million of cash distributions and $6.4 million of financing costs. Cash flows provided by financing activities during the nine months ended September 30, 2015 consisted primarily of $67.9 million of proceeds from the issuance of common units and $2.4 million of net borrowings, partially offset by $56.7 million of cash distributions.

Capital Expenditures

Our capital requirements consist primarily of:

•	Expansion capital expenditures – we consider expansion capital expenditures to be capital expenditures that expand the capacity of our existing operations; and

•	Maintenance capital expenditures – we consider maintenance capital expenditures to be any capital expenditures that are not expansion capital expenditures – generally, this will include furniture, fixtures, equipment and major facility improvements that are capitalized in accordance with generally accepted accounting principles.

The following table summarizes maintenance and expansion capital expenditures, excluding amounts paid for acquisitions, for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Maintenance capital expenditures	$1,129	$1,632	$5,422	$5,011
Expansion capital expenditures	1,022	2,151	4,233	6,022

Total capital expenditures	$2,151	$3,783	$9,655	$11,033

Issuance of Common Units

During the nine months ended September 30, 2016, we issued 903,682 common units under the ATM program for net proceeds of $23.0 million.

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

Long-Term Debt

Credit Facility

On August 4, 2016, We (the “Operating Company”), a wholly-owned subsidiary of the Partnership entered into the Credit Agreement (the “Credit Agreement”) among each of the Subsidiaries of the Operating Company (together with the Operating Company, “Borrowers”), the Lenders identified therein, Capital One, National Association (“Capital One”), as Administrative Agent, Issuing Bank and Swingline Lender, Citizens Bank of Pennsylvania, as Syndication Agent, and TD Bank, N.A. and Raymond James Bank, N.A., as Co-Documentation Agents. In addition, on the same date, the Partnership, the Borrowers and Capital One, as Administrative Agent, entered into the Guaranty and Collateral Agreement (the “Guaranty Agreement,” and together with the Credit Agreement, “New Agreements”). Capitalized terms which are not defined in the following description of the New Agreements shall have the meaning assigned to such terms in the New Agreements.

The New Agreements replaced the Partnership’s Fourth Amended and Restated Credit Agreement, as amended with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and other lenders party thereto (the “Prior Credit Agreement”), Second Amended and Restated Security Agreement, and Second Amended and Restated Pledge Agreement, each dated as of December 19, 2014. The Prior Credit Agreement provided for a revolving credit facility of $180.0 million, with borrowings classified as either acquisition draws or working capital draws, maturing on December 19, 2019. In connection with entering into the Credit Agreement, the Partnership incurred an extinguishment of debt charge of approximately $1.2 million.

The Credit Agreement provides for up to $210.0 million initial aggregate amount of Revolving Commitments, which may be increased, from time to time, in minimum increments of $5.0 million so long as the aggregate amount of such increases does not exceed $100.0 million. The Operating Company may also request the issuance of Letters of Credit for up to $15.0 million in the aggregate, of which there were $6.5 million outstanding at September 30, 2016 and none outstanding at December 31, 2015. The Maturity Date under the Credit Agreement is the earlier of (i) August 4, 2021 and (ii) the date that is six months prior to the earliest scheduled maturity date of any outstanding Permitted Unsecured Indebtedness (at present, such date is December 1, 2020, which is six months prior to June 1, 2021 maturity date of outstanding 7.875% senior notes).

As of September 30, 2016, the outstanding amount of borrowings under the Credit Agreement was $151.1 million, which was used to pay down outstanding obligations under the Prior Credit Agreement, to pay fees, costs and expenses related to the New Agreements and to fund working capital needs. Generally, proceeds of the Loans under the Credit Agreement can be used to finance the working capital needs and for other general corporate purposes of the Borrowers and Guarantors, including acquisitions and distributions permitted under the Credit Agreement. At September 30, 2016, the amount available under the credit facility was $42.4 million.

Each Borrowing under the Credit Agreement is comprised of Base Rate Loans or Eurodollar Loans. The Loans comprising each Base Rate Borrowing (including each Swingline Loan) bear interest at the Base Rate plus the Applicable Rate, and the Loans comprising each Eurodollar Borrowing bear interest at the Eurodollar Rate plus the Applicable Rate.

The Applicable Rate is determined based on the Consolidated Leverage Ratio of the Partnership and its Subsidiaries and ranges from 1.75% to 3.25% for Eurodollar Rate Loans and 0.75% to 2.25% for Base Rate Loans. As of September 30, 2016, the Applicable Rate for Eurodollar Rate Loans was 2.75% and for Base Rate Loans – 1.75%. The Credit Agreement also requires the Borrowers to pay a quarterly unused commitment fee, which accrues at the Applicable Rate on the amount by which the commitments under the Credit Agreement exceed the usage of such commitments, and which is included within interest expense on the Partnership’s consolidated statements of operations. On September 30, 2016, the weighted average interest rate on outstanding borrowings under the Credit Agreement was 3.2%.

The Credit Agreement contains financial covenants, pursuant to which the Partnership will not permit:

•	the ratio of Consolidated Funded Indebtedness to Consolidated EBITDA, or the Consolidated Leverage Ratio, as of the last day of any fiscal quarter, commencing on September 30, 2016, determined for the period of four consecutive fiscal quarters ending on such date (the “Measurement Period”), to be greater than 4.00 to 1.0, which may be increased to 4.25 to 1.0 (in case of a Designated Acquisition made subsequent to the last day of the immediately preceding fiscal quarter) as of the last day of the fiscal quarter in which such Designated Acquisition occurs and as of the last day of the immediately succeeding fiscal quarter; and

•	the ratio of Consolidated EBITDA to Consolidated Debt Service, or the Consolidated Debt Service Coverage Ratio, as of the last day of any fiscal quarter, commencing on September 30, 2016 to be less than 2.50 to 1.0 for any Measurement Period.

On September 30, 2016, our Consolidated Leverage Ratio and the Consolidated Debt Service Coverage Ratio were 3.62 and 4.19, respectively.

Additional covenants include customary limitations, subject to certain exceptions, on, among others: (i) the incurrence of Indebtedness; (ii) granting of Liens; (iii) fundamental changes and dispositions; (iv) investments, loans, advances, guarantees and acquisitions; (v) swap agreements; (vi) transactions with Affiliates; (vii) Restricted Payments; and (viii) Sale and Leaseback Transactions. The Partnership was in compliance with the Credit Agreement covenants as of September 30, 2016.

The Borrowers’ obligations under the Credit Agreement are guaranteed by the Partnership and the Borrowers. Pursuant to the Guaranty Agreement, the Borrowers’ obligations under the Credit Agreement are secured by a first priority lien and security interest (subject to permitted liens and security interests) in substantially all of the Partnership’s and Borrowers’ assets, whether then owned or thereafter acquired, excluding certain excluded assets, which include, among others: (i) Trust Accounts, certain proceeds required by law to be placed into such Trust Accounts and funds held in such Trust Accounts; and (ii) Excluded Real Property, including owned and leased real property that may not be pledged as a matter of law.

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

The Senior Notes are jointly and severally guaranteed by certain of our subsidiaries. The Indenture governing the Senior Notes contains covenants, including limitations of our ability to incur certain additional indebtedness and liens, make certain dividends, distributions, redemptions or investments, enter into certain transactions with affiliates, make certain asset sales, and engage in certain mergers, consolidations or sales of all or substantially all of our assets, among other items. As of September 30, 2016, we were in compliance with these covenants.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires making estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of actual revenue and expenses during the reporting period. Although we base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, actual results may differ from the estimates on which our financial statements are prepared at any given point of time. Changes in these estimates could materially affect our financial position, results of operations or cash flows. Significant items that are subject to such estimates and assumptions include revenue and expense accruals, fair value of merchandise and perpetual care trusts assets and the allocation of purchase price to the fair value of assets acquired. A discussion of our significant accounting policies we have adopted and followed in the preparation of our consolidated financial statements was included in our Annual Report on Form 10-K/A for the year ended December 31, 2015, and we summarize our significant accounting policies and any updates within our consolidated financial statements included in Note 1 under “Item 1” of this Form 10-Q.

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

INTEREST-BEARING INVESTMENTS

Our fixed-income securities subject to market risk consist primarily of certain investments in our merchandise trusts and perpetual care trusts. As of September 30, 2016, the fair value of fixed-income securities in our merchandise trusts and perpetual care trusts represented 1.4% and 3.8%, respectively, of the fair value of total trust assets. The aggregate of the quoted fair value of these fixed-income securities was $7.1 million and $12.8 million in the merchandise trusts and perpetual care trusts, respectively, as of September 30, 2016. Holding all other variables constant, a hypothetical 1% change in variable interest rates on these fixed-income securities would change the fair market value of the assets in our merchandise trusts and perpetual care trusts each by approximately $0.1 million, based on discounted expected future cash flows. If these securities are held to maturity, no change in fair market value will be realized. Our money market and other short-term investments subject to market risk consist primarily of certain investments in our merchandise trusts and perpetual care trusts. As of September 30, 2016, the fair value of money market and short-term investments in our merchandise trusts and perpetual care trusts represented 5.9% and 4.9%, respectively, of the fair value of total trust assets. The aggregate of the quoted fair value of these money market and short-term investments was $29.9 million and $16.5 million in the merchandise trusts and perpetual care trusts, respectively, as of September 30, 2016. Holding all other variables constant, a hypothetical 1% change in variable interest rates on these money market and short-term investments would change the fair market value of the assets in our merchandise trusts and perpetual care trusts by approximately $0.3 million and $0.2 million respectively, based on discounted expected future cash flows.

MARKETABLE EQUITY SECURITIES

Our marketable equity securities subject to market risk consist primarily of certain investments held in our merchandise trusts and perpetual care trusts. These assets consist of investments in both individual equity securities as well as closed and open-ended mutual funds. As of September 30, 2016, the fair value of marketable equity securities in our merchandise trusts and perpetual care trusts represented 7.9% and 6.8%, respectively, of the fair value of total trust assets. The aggregate of the quoted fair market value of these marketable equity securities was $39.7 million and $22.8 million in our merchandise trusts and perpetual care trusts, respectively, as of September 30, 2016, based on final quoted sales prices. Holding all other variables constant, a hypothetical 10% change in average market prices of the equity securities would change the fair market value of the assets in our merchandise trusts and perpetual care trusts by approximately $4.0 million and $2.3 million, respectively. As of September 30, 2016, the fair value of marketable closed and open-ended mutual funds in our merchandise trusts represented 74.3% of the fair value of total trust assets, 64.0% of which pertained to fixed-income mutual funds. As of September 30, 2016, the fair value of closed and open-ended mutual funds in our perpetual care trusts represented 49.0% of total trust assets, 79.5% of which pertained to fixed-income mutual funds. The aggregate of the quoted fair market value of these closed and open-ended mutual funds was $374.8 million and $164.1 million, respectively, in the merchandise trusts and perpetual care trusts as of September 30, 2016, of which $240.0 million and $130.5 million, respectively, pertained to fixed-income mutual funds. Holding all other variables constant, a hypothetical 10% change in the average market prices of the closed and open-ended mutual funds would change the fair market value of the assets in our merchandise trusts and perpetual care trusts by approximately $37.5 million and $16.4 million, respectively. As of September 30, 2016, the fair value of other investment funds in our merchandise trusts and perpetual care trusts represented 8.4% and 35.4%, respectively, of the fair value of total trust assets. The fair market value of the holdings in these funds was $42.3 million and $118.7 million in our merchandise trusts and perpetual care trusts, respectively, as of September 30, 2016, based on net asset value quotes. Holding all other variables constant, a hypothetical 10% change in the average net asset value quotes would change the fair market value of the assets in our merchandise trusts and perpetual care trusts by approximately $4.2 million and $11.9 million, respectively.

DEBT INSTRUMENTS

Our Credit Facility bears interest at a floating rate, based on LIBOR, which is adjusted quarterly. This subjects us to increases in interest expense resulting from movements in interest rates. As of September 30, 2016, we had $151.1 million of borrowings outstanding under our Credit Facility, which generally bears interest at a variable rate. Holding all other variables constant, a hypothetical 1% change in variable interest rates would change our consolidated interest expense for the nine-month period ending September 30, 2016 by approximately $1.1 million.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as to whether they provide reasonable assurance that information we are required to disclose in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as a result of management’s identification of the material weaknesses described below, our failures related to disclosure controls and procedures were not yet remediated as of September 30, 2016.

As discussed in the Explanatory Note and Note 1,General, included in this Form 10-Q, we determined to restate our previously issued financial statements to correct for errors associated with the recognition and presentation of certain revenues, expenses, assets, and liabilities, both recognized and deferred, the allocation of income and loss to our partners, and errors in the processing of transactions. As a result of the restatement, management identified deficiencies in our processes and procedures that constitute material weaknesses in our internal control over financial reporting as follows:

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Except as set fourth above, there have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 6.	Exhibits

Exhibits are listed in the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STONEMOR PARTNERS L.P.
By: StoneMor GP LLC
its general partner

November 9, 2016	/s/ Lawrence Miller
Lawrence Miller
Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

November 9, 2016	/s/ Sean P. McGrath
Sean P. McGrath
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

4.1	Supplemental Indenture No. 2, dated as of September 1, 2016, by and among StoneMor Wisconsin LLC, StoneMor Wisconsin Subsidiary LLC, subsidiaries of StoneMor Partners L.P., and Cornerstone Family Services of West Virginia Subsidiary, Inc., the Guarantors under the Indenture, and Wilmington Trust, National Association, as trustee.

10.1 †	Key Employee Unit Agreement under the StoneMor Partners L.P. 2014 Long-Term Incentive Plan, entered into as of September 28, 2016, by and between StoneMor GP LLC and Sean McGrath.

10.2 †	Key Employee Unit Agreement under the StoneMor Partners L.P. 2014 Long-Term Incentive Plan, entered into as of July 5, 2016, by and between StoneMor GP LLC and Lawrence Miller.

10.3 †	Key Employee Unit Agreement under the StoneMor Partners L.P. 2014 Long-Term Incentive Plan, entered into as of July 5, 2016, by and between StoneMor GP LLC and Austin So.

10.4 †	Employment Separation Agreement, effective as of August 5, 2016, by and between StoneMor GP LLC and David Meyers (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on August 10, 2016).

10.5	Credit Agreement, dated as of August 4, 2016, by and among StoneMor Operating LLC, the other Borrowers party thereto, the Lenders party thereto, Capital One, National Association, as Administrative Agent, Issuing Bank and Swingline Lender, Citizens Bank of Pennsylvania, as Syndication Agent, and TD Bank, N.A. and Raymond James Bank, N.A., as Co-Documentation Agents.

10.6	Guaranty and Collateral Agreement, dated as of August 4, 2016, by and among StoneMor Partners L.P., StoneMor Operating LLC, the other Grantors party thereto and Capital One, National Association, as Administrative Agent.

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors.

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of Sean P. McGrath, Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Lawrence Miller, Chief Executive Officer, President and Chairman of the Board of Directors (furnished herewith).

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Sean P. McGrath, Chief Financial Officer (furnished herewith).

101	Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of September 30, 2016, and December 31, 2015; (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015; (iii) Unaudited Condensed Consolidated Statement of Partners’ Capital (Deficit); (iv) Unaudited Condensed Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2016 and 2015; and (v) Notes to the Unaudited Condensed Consolidated Financial Statements. Users of this data are advised that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of StoneMor Partners L.P.

†	Management contract, compensatory plan or arrangement