Form 10-K
period 2016-12-31
STONEMOR PARTNERS LP
filed 2017-09-18
CIK 1286131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common units held by non-affiliates of the registrant was approximately $817.2 million as of June 30, 2016 based on $25.05, the closing price per common unit as reported on the New York Stock Exchange on that date.¹

The number of the registrant’s outstanding common units at August 24, 2017 was 37,957,482.

Documents incorporated by reference: None

¹	The aggregate market value of the common units set forth above equals the number of the registrant’s common units outstanding, reduced by the number of common units held by executive officers, directors and persons owning 10% or more of the registrant’s common units, multiplied by the closing price per the registrant’s common unit on June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from this figure is an affiliate of the registrant or that any person whose holdings are included in this figure is not an affiliate of the registrant and any such admission is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

Explanatory Note

As previously disclosed on Form 8-K filed on February 27, 2017, the Board of Directors of StoneMor GP LLC, the general partner of the Partnership, upon the recommendation of management, concluded certain of the Partnership’s previously issued consolidated financial statements should not be relied upon. Accordingly, this Form 10-K amends the Partnership’s audited consolidated financial statements as of December 31, 2015, and for each of the two years in the period ended December 31, 2015 and the related notes thereto, included on Form 10-K/A filed on November 9, 2016 (“Original Filing”).

The Original Filing included the restatement of the Partnership’s audited consolidated financial statements as of December 31, 2015 and 2014, and for each of the years ended December 31, 2015, 2014 and 2013, correcting errors related to:

1)	The allocation of net loss to the General Partner and the limited partners for the purposes of determining the general partner’s and limited partners’ capital accounts presented within “Partners’ Capital,” and the corresponding effect on “Net loss per limited partner unit (basic and diluted)” for each of the three years in the period ended December 31, 2015;

2)	The presentation of certain components of “Cemetery property”, “Property and equipment, net of accumulated depreciation”, “Goodwill and intangible assets”, “Deferred cemetery revenues, net”, “Merchandise liability”, “Accounts payable and accrued liabilities” and “Common limited partners’ interest” as of December 31, 2015 and 2014;

3)	The presentation of “Cemetery merchandise revenues”, Cemetery service revenues” and “Cost of goods sold” related to assumed performance obligations from acquisitions for each of the three years in the period ended December 31, 2015;

4)	The recording of incorrect amounts of investment revenues and expenses related to merchandise and perpetual care trusts on the consolidated statement of operations and the incorrect tracking of perpetual care-trusting obligations on the consolidated balance sheets;

5)	The recognition of incorrect amounts of revenue from deferred pre-acquisition contracts in the consolidated statement of operations based on inaccurate system inputs;

6)	Other adjustments principally relating to the recognition, accuracy and/or classification of certain amounts in “Deferred cemetery revenues, net”, “Merchandise liability” and “Other current assets”; and

7)	The corresponding effect of the foregoing accounting errors on the Partnership’s income tax accounts, consolidated statement of partners’ capital, consolidated statement of cash flows and the related notes thereto, disclosed in the Partnership’s consolidated financial statements as of December 31, 2015 and 2014, and for each of the three years in the period ended December 31, 2015.

The restatement of the Partnership’s audited consolidated financial statements as of December 31, 2015, and for each of the two years in the period ended December 31, 2015, in this Form 10-K (“Restatement”) reflects the correction of the aforementioned errors and the following additional errors identified subsequent to the Original Filing:

1)	The timing and accuracy of the recognition of revenues and certain associated costs related to the Partnership’s cemetery and funeral home performance obligations in the consolidated statements of operations in improper accounting periods and the related effects on “Deferred revenues” and “Partners’ Capital”;

2)	The presentation of certain components of “Other current assets”, “Merchandise trusts, restricted, at fair value”, “Accounts payable and accrued liabilities” and “Deferred revenues” in the consolidated balance sheets;

3)	The recording of incorrect amounts of insurance-related assets and liabilities in the consolidated balance sheets and the corresponding effects on the consolidated statements of operations;

4)	The corresponding effect of the foregoing accounting errors on the Partnership’s income tax accounts, consolidated statements of partners’ capital, consolidated statements of cash flows and the related notes thereto, disclosed in the Partnership’s consolidated financial statements as of December 31, 2015, and for each of the two years in the period ended December 31, 2015 included in “Item 8—Financial Statements and Supplementary Data” to this Form 10-K (“Item 8”);

5)	The recording and presentation of incorrect amounts of individual cemetery and funeral home location-level equity and intercompany balances—the impact of which is limited to Note 16, Supplemental Condensed Consolidating Financial Information; and

6)	The presentation of changes in “Accounts receivable, net of allowance” and “Deferred revenues” on a gross versus net basis in the Partnership’s consolidated statements of cash flows and Note 4, Accounts Receivable, Net of Allowance, and omission of related disclosures.

Note 2, Restatement of Previously Issued Consolidated Financial Statements, (“Note 2”) in the Partnership’s consolidated financial statements included in Item 8 provides further information regarding the Restatement.

The following sections in the Original Filing have been corrected in this Form 10-K to reflect the Restatement:

•	Part II—Item 6—Selected Financial Data

•	Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part II—Item 8—Financial Statements and Supplementary Data

“Item 9A—Controls and Procedures” to this Form 10-K discloses the material weaknesses in the Partnership’s internal controls associated with the Restatement, as well as management’s conclusion that the Partnership’s internal control over financial reporting was not effective as of December 31, 2016. As disclosed therein, management is currently developing and implementing the changes needed in the Partnership’s internal control over financial reporting to remediate these material weaknesses.

This Form 10-K does not reflect events occurring after the filing of the Original Filing except to the extent otherwise required to be included herein and does not substantively modify or update the disclosures therein other than as required to reflect the adjustments described above. See Note 2 to the accompanying consolidated financial statements, set forth in Item 8 of this Form 10-K, for additional information.

We are also filing currently dated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Form 10-K.

Unless the context otherwise requires, references to “we,” “us,” “our,” “StoneMor,” the “Company,” or the “Partnership” are to StoneMor Partners L.P. and its subsidiaries.

FORM 10-K OF STONEMOR PARTNERS L.P.

PART I

ITEM 1.	BUSINESS

OVERVIEW

We were formed as a Delaware limited partnership in April 2004 to own and operate the assets and businesses previously owned and operated by Cornerstone Family Services, Inc., (“Cornerstone”), which was converted into CFSI LLC, a limited liability company (“CFSI”), prior to our initial public offering of common units representing limited partner interests on September 20, 2004. On May 21, 2014, Cornerstone Family Services LLC, a Delaware limited liability company (“CFS”), and its direct and indirect subsidiaries: CFSI LLC and StoneMor GP LLC, our general partner (“StoneMor GP” or “general partner”), completed a series of transactions (the “Reorganization”) to streamline the ownership structure of CFSI and StoneMor GP. As a result of the Reorganization, StoneMor GP became a 100% owned subsidiary of StoneMor GP Holdings LLC, a Delaware limited liability company (“GP Holdings”), formerly known as CFSI, and GP Holdings is owned by (i) a trustee of the trust established for the pecuniary benefit of American Cemeteries Infrastructure Investors, LLC, a Delaware limited liability company (“ACII”), which trustee has exclusive voting and investment power over approximately 89.01% of membership interests in GP Holdings, and (ii) certain directors, affiliates of certain directors and current and former executive officers of our general partner. See Part III of this Annual Report on Form 10-K for a more detailed discussion of the Reorganization. In this Annual Report on Form 10-K, unless the context otherwise requires, references to “we,” “us,” “our,” “StoneMor,” the “Company,” or the “Partnership” are to StoneMor Partners L.P. and its subsidiaries.

We are currently the second largest owner and operator of cemeteries and funeral homes in the United States. As of December 31, 2016, we operated 316 cemeteries in 27 states and Puerto Rico. We own 285 of these cemeteries and we manage or operate the remaining 31 under lease, management or operating agreements with the nonprofit cemetery companies that own the cemeteries. As of December 31, 2016, we also owned and operated 100 funeral homes, including 46 located on the grounds of cemetery properties that we own, in 18 states and Puerto Rico.

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

We sell these products and services both at the time of death, which we refer to as at-need, and prior to the time of death, which we refer to as pre-need. Our sales of real property, including burial lots (with and without installed vaults), lawn and mausoleum crypts and cremation niches, generally generate qualifying income sufficient for us to be treated as a partnership for federal income tax purposes. In 2016, we performed 54,050 burials and sold 33,633 interment rights (net of cancellations). Based on our sales of interment spaces in 2016, our cemeteries have an aggregated average remaining sales life of 208 years.

Our cemetery properties are located in Alabama, California, Colorado, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Michigan, Mississippi, Missouri, New Jersey, North Carolina, Ohio, Oregon, Pennsylvania, Puerto Rico, Rhode Island, South Carolina, Tennessee, Virginia, Washington, West Virginia and Wisconsin. Our cemetery operations accounted for approximately 81.5%, 81.9% and 83.7% of our revenues in 2016, 2015 and 2014, respectively.

Our primary funeral home products are caskets and related items. Our funeral home services include family consultation, the removal and preparation of remains, insurance products and the use of funeral home facilities for visitation and prayer services.

Our funeral homes are located in Alabama, California, Florida, Illinois, Indiana, Kansas, Maryland, Mississippi, Missouri, North Carolina, Ohio, Oregon, Pennsylvania, Puerto Rico, South Carolina, Tennessee, Virginia, Washington and West Virginia. Our funeral home operations accounted for approximately 18.5%, 18.1% and 16.3% of our revenues in 2016, 2015 and 2014, respectively. Our funeral home operations are conducted through various 100% owned subsidiaries that are treated as corporations for U.S. federal income tax purposes.

OPERATIONS

Segment Reporting and Related Information

We have two distinct reportable segments, which are classified as Cemetery Operations and Funeral Home Operations, both of which are supported by corporate costs and expenses.

We have chosen this level of organization and disaggregation of reportable segments because a) each reportable segment has unique characteristics that set it apart from the other segment; b) we have organized our management personnel at these two operational levels; and c) it is the level at which our chief decision makers and other senior management evaluate performance.

Our Cemetery Operations segment sells interment rights, caskets, burial vaults, cremation niches, markers and other cemetery related merchandise and services. Our Funeral Home Operations segment offers a range of funeral-related services such as family consultation, insurance products, the removal of and preparation of remains and the use of funeral home facilities for visitation and prayer services, as well as funeral merchandise. The funeral-related services are distinctly different from the cemetery services sold and provided by the Cemetery Operations segment. Our corporate costs include various home office selling and administrative expenses that are not allocable to the operating segments. See Note 18 in Part II, Item 8. Financial Statements and Supplementary Data for financial information about our business segments.

Cemetery Operations

Our Cemetery Operations include sales of cemetery interment rights, merchandise and services and the performance of cemetery maintenance and other services. An interment right entitles a customer to a burial space in one of our cemeteries and the perpetual care of that burial space. Burial spaces, or lots, are parcels of property that hold interred human remains. Our cemeteries require a burial vault to be placed in each burial lot. A burial vault is a rectangular container, usually made of concrete but also made of steel or plastic, which sits in the burial lot and in which the casket is placed. The top of the burial vault is buried approximately 18 to 24 inches below the surface of the ground, and the casket is placed inside the vault. Burial vaults prevent ground settling that may create uneven ground surfaces. Ground settling typically results in higher maintenance costs and potential exposure for accidents on the property. Lawn crypts are a series of closely spaced burial lots with preinstalled vaults and may include other improvements, such as landscaping, sprinkler systems and drainage. A mausoleum crypt is an above ground structure that may be designed for a particular customer, which we refer to as a private mausoleum, or it may be a larger building that serves multiple customers, which we refer to as a community mausoleum. Cremation niches are spaces in which the ashes remaining after cremation are stored. Cremation niches are often part of community mausoleums, although we sell a variety of cremation niches to accommodate our customers’ preferences.

Grave markers, monuments and memorials are above ground products that serve as memorials by showing who is remembered, the dates of birth and death and other pertinent information. These markers, monuments and memorials include simple plates, such as those used in a community mausoleum or cremation niche, flush-to-the-ground granite or bronze markers, headstones or large stone obelisks.

One of the principal services we provide at our cemeteries is an “opening and closing,” which is the digging and refilling of burial spaces to install the vault and place the casket into the vault. With pre-need sales, there are usually two openings and closings, where permitted by applicable law. During the initial opening and closing, we install the burial vault in the burial space. Where permitted by applicable law, we usually perform this service shortly after the customer signs a pre-need contract. Advance installation allows us to withdraw the related funds from our merchandise trusts, making the amount in excess of our cost to purchase and install the vault available to us for other uses, and eliminates future merchandise trusting requirements for the burial vault and its installation. During the final opening and closing, we remove the dirt above the vault, open the lid of the vault, place the casket into the vault, close the vault lid and replace the ground cover. With at-need sales, we typically perform the initial opening and closing at the time we perform the final opening and closing. Our other services include the installation of other cemetery merchandise and the perpetual care related to interment rights.

Funeral Home Operations

As of December 31, 2016, we owned, operated or managed 100 funeral homes, 46 of which are located on the grounds of cemetery properties that we own. Our funeral homes offer a range of services to meet a family’s funeral needs, including family consultation, final expense insurance products, the removal and preparation of remains, provision of caskets and related funeral merchandise, the use of funeral home facilities for visitation, worship and performance of funeral services and transportation services. Funeral Home Operations primarily generate revenues from at-need sales.

Cremation Products and Services

We operate crematories at some of our cemeteries or funeral homes, but our primary crematory operations are sales of receptacles for cremated remains, such as urns, and the inurnment of cremated remains in niches or scattering gardens. While cremation products and services usually cost less than traditional burial products and services, they yield higher margins on a percentage basis and take up less space than burials. We sell cremation products and services on both a pre-need and at-need basis.

Seasonality

Although the death care business is relatively stable and predictable, our results of operations may be subject to seasonal fluctuations in deaths due to weather conditions and illness. We generally perform fewer initial openings and closings in the winter when the ground is frozen. We may also experience declines in contracts written during the winter months due to inclement weather making it more difficult for the sales staff to meet with customers.

Sales Contracts

Pre-need products and services are typically sold on an installment basis. At-need products and services are generally required to be paid for in full in cash by the customer at the time of sale. As a result of our pre-need sales, the backlog of unfulfilled pre-need performance obligations recorded in deferred revenues was $0.9 billion and $0.8 billion at December 31, 2016 and 2015, respectively.

Trusts

Sales of cemetery products and services are subject to a variety of state regulations. In accordance with these regulations, we are required to establish and fund two types of trusts, merchandise trusts and perpetual care trusts, to ensure that we can meet our future obligations. Our funding obligations are generally equal to a percentage of the sales proceeds or costs of the products and services we sell.

Sales Personnel, Training and Marketing

As of December 31, 2016, we employed 851 full-time commissioned salespeople and salaried sales managers and 88 full-time sales support and telemarketing employees. We had eight regional sales vice presidents supporting our Cemetery Operations. They were supported by two Divisional Vice Presidents of Sales who reported to our National Vice President of Sales and Marketing. Individual salespersons are typically located at the cemeteries they serve and report directly to the cemetery sales manager. We have made a commitment to the ongoing education and training of our sales force and to salesperson retention in order to provide our customers high quality customer service and in an effort to comply with all applicable laws and requirements. Our training program includes classroom training at regional training locations, field training, periodically updated training materials that utilize media, such as web based modules, for interactive training and participation in industry seminars. We place special emphasis on training property sales managers, who are key elements to a successful pre-need sales program.

We reward our salespeople with incentives for generating new customers. Sales force performance is evaluated by sales budgets, sales mix and closing ratios, which are equal to the number of contracts written, divided by the number of presentations that are made. Substantially all of our sales force is compensated based solely on performance. Commissions are augmented with various bonus and incentive packages in an effort to attract and retain a high quality, motivated sales force. We pay commissions to our sales personnel on pre-need contracts based upon a percentage of the value of the underlying contracts. Such commissions vary depending upon the type of merchandise and services sold. We also pay commissions on at-need contracts that are generally equal to a fixed percentage of the contract amount. In addition, some cemetery managers receive an override commission that is equal to a percentage of the gross sales price of the contracts entered into by the salespeople assigned to the cemeteries they manage. All new sales managers that are hired are paid a salary plus a monthly bonus for reaching revenue targets.

We generate sales leads through direct mail, television advertising, funeral follow-up and sales force cold calling, with the assistance of database mining and other marketing resources. We have created a marketing department to allow us to use more sophisticated marketing techniques to focus more effectively our lead generation and direct sales efforts. Sales leads are referred to the sales force to schedule an appointment, either at the customer’s home or at the cemetery location.

Acquisitions and Long-Term Operating Agreements

See Note 3 in Part II, Item 8. Financial Statements and Supplementary Data for a more detailed discussion of our acquisitions and long-term operating agreements. A summary of our acquisition activities is as follows:

2016

We completed two acquisitions during the year ended December 31, 2016, which included 10 cemeteries, 3 funeral homes and a granite company. The acquired properties were located in Wisconsin and Florida. The aggregate cash consideration for these acquisitions was $10.6 million.

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

Competition

Our cemeteries and funeral homes generally serve customers that live within a 10 to 15-mile radius of a property’s location. We face competition from other cemeteries and funeral homes located within this localized area. Most of these cemeteries and funeral homes are independently owned and operated, and most of these owners and operators are smaller than we are and have fewer resources than we do. We generally face limited competition from the two publicly held death care companies that have U.S. operations — Service Corporation International and Carriage Services, Inc. — as they do not directly operate cemeteries in the same local geographic areas where we operate.

Within a localized area of competition, we compete primarily for at-need sales because, in general, many of the independently owned, local competitors either do not have pre-need sales programs or have pre-need programs that are not as developed as ours. Most of these competitors do not have as many of the resources that are available to us to launch and grow a substantial pre-need sales program. The number of customers that cemeteries and funeral homes are able to attract is largely a function of reputation and heritage, although competitive pricing, professional service and attractive, well-maintained and conveniently located facilities are also important factors. The sale of cemetery and funeral home products and services on a pre-need basis has increasingly been used by many companies as an important marketing tool. Due to the importance of reputation and heritage, increases in customer base are usually gained over a long period of time.

Competitors within a localized area have an advantage over us if a potential customer’s family members are already buried in the competitor’s cemetery. If either of the two publicly held death care companies identified above operated, or in the future were to operate, cemeteries within close proximity of our cemeteries, they may offer more competition than independent cemeteries and may have a competitive advantage over us to the extent they have greater financial resources available to them due to their size and access to the capital markets.

We believe that we currently face limited competition for cemetery acquisitions. The two publicly held death care companies identified above, as well as Stewart Enterprises, Inc., which was acquired by Service Corporation International in December 2013, have historically been the industry’s primary consolidators, but have largely curtailed cemetery acquisition activity since 1999. Furthermore, these companies continue to generate the majority of their revenues from funeral home operations. Based on the relative levels of cemetery and funeral home operations of these publicly traded death care companies, which are disclosed in their SEC filings, we believe that we are the only publicly held death care company that focuses a significant portion of its efforts on Cemetery Operations.

REGULATION

General

Our operations are subject to regulation, supervision and licensing under federal, state and local laws, which impacts the goods and services that we may sell and the manner in which we may furnish goods and services.

Cooling-Off Legislation

Each of the states where our current cemetery and funeral home properties are located has “cooling-off” legislation with respect to pre-need sales of cemetery and funeral home products and services. This legislation generally requires us to refund proceeds from pre-need sales contracts if canceled by the customer for any reason within three to thirty days, or in certain states until death, from the date of the contract, depending on the state (and some states permit cancellation and require refund beyond thirty days). The Federal Trade Commission (“FTC”) also requires a cooling-off period of three business days for door to door sales, during which time a contract may be cancelled entitling a customer to a refund of the funds paid.

Trusting

Sales of cemetery interment rights and pre-need sales of cemetery and funeral home merchandise and services are generally subject to trusting requirements imposed by state laws in most of the states where we operate.

Truth in Lending Act and Regulation Z

Our pre-need installment contracts are subject to the federal Truth-in-Lending Act (“TILA”) and the regulations thereunder, which are referred to as Regulation Z. TILA and Regulation Z promote the informed use of consumer credit by requiring us to disclose, among other things, the annual percentage rate, finance charges and amount financed when extending credit to consumers.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”)

Dodd-Frank, signed into law by President Obama on July 21, 2010, created a new federal Bureau of Consumer Financial Protection (the “Bureau”). In addition to transferring to the Bureau rule-writing authority for nearly all federal consumer finance-related laws and giving the Bureau rule-writing authority in other areas, Dodd-Frank empowers the Bureau to conduct examinations and bring enforcement actions against certain consumer credit providers and other entities offering consumer financial products or services. While not presently subject to examination by the Bureau, we potentially could be in the future in connection with our pre-need installment contracts. The Bureau also has authority to conduct investigations and bring enforcement actions against providers of consumer financial services, including providers over which it may not currently have examination authority. The Bureau may seek penalties and other relief on behalf of consumers that are substantially in excess of the remedies available under such laws prior to Dodd-Frank. On July 21, 2011, the Bureau officially assumed rule-writing and enforcement authority for most federal consumer finance laws, as well as authority to prohibit unfair, deceptive or abusive practices related to consumer financial products and services.

Telemarketing Laws

We are subject to the requirements of two federal statutes governing telemarketing practices, the Telephone Consumer Protection Act (“TCPA”) and the Telemarketing and Consumer Fraud and Abuse Prevention Act (“TCFAPA”). These statutes impose significant penalties on those who fail to comply with their mandates. The Federal Communications Commission (“FCC”), is the federal agency with authority to enforce the TCPA, and the FTC has jurisdiction under the TCFAPA. The FTC and FCC jointly administer a national “do not call” registry, which consumers can join in order to prevent unwanted telemarketing calls. Primarily as a result of implementation of the “do not call” legislation and regulations, the percentage of our pre-need sales generated from telemarketing leads has decreased substantially in the past ten years. We are also subject to similar telemarketing consumer protection laws in all states in which we currently operate. These states’ statutes similarly permit consumers to prevent unwanted telephone solicitations. In addition, in cases where telephone solicitations are permitted, there are various restrictions and requirements under state and federal law in connection with such calls.

Occupational Safety and Health Act and Related Environmental Law Requirements

We are subject to the requirements of the Occupational Safety and Health Act (“OSHA”) and comparable state statutes. OSHA’s regulatory requirement, known as the Hazard Communication Standard, and similar state statutes require us to provide information and training to our employees about hazardous materials used or maintained for our operations. We may also be subject to Tier 1 or Tier 2 Emergency and Hazardous Chemical Inventory reporting requirements under the Emergency Planning and Community Right-to-Know Act (“EPCRA”), depending on the amount of hazardous materials maintained on-site at a particular facility (requiring reporting to federal, state and local authorities). We are also subject to the federal Americans with Disabilities Act and similar laws, which, among other things, may require that we modify our facilities to comply with minimum accessibility requirements for disabled persons.

Federal Trade Commission

Our funeral home operations are comprehensively regulated by the FTC under Section 5 of the Federal Trade Commission Act and a trade regulation rule for the funeral home industry promulgated thereunder, referred to as the “Funeral Rule.” The Funeral Rule requires funeral service providers to disclose the prices for their goods and services as soon as the subject of price arises in a discussion with a potential customer (this entails presenting various itemized price lists if the consultation is in person, and readily answering all price-related questions posed over the telephone), and to offer their goods and services on an unbundled basis. The Funeral Rule also prohibits misrepresentations in connection with our sale of goods and services, and requires that the consumer receives an itemized statement of the goods and services purchased. Through these regulations, the FTC sought to give consumers the ability to compare prices among funeral service providers and to avoid buying packages containing goods or services that they did not want. The unbundling of goods from services has also opened the way for third-party, discount casket sellers to enter the market, although they currently do not possess substantial market share.

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

Future Enactments and Regulation

Federal and state legislatures and regulatory agencies frequently propose new laws, rules and regulations and new interpretations of existing laws, rules and regulations which, if enacted or adopted, could have a material adverse effect on our operations and on the death care industry in general. A significant portion of our operations is located in California, Pennsylvania, Michigan, New Jersey, Virginia, Maryland, North Carolina, Ohio, Indiana, Florida, West Virginia and Wisconsin and any material adverse change in the regulatory requirements of those states applicable to our operations could have a material adverse effect on our results of operations. We cannot predict the outcome of any proposed legislation or regulations or the effect that any such legislation or regulations, if enacted or adopted, might have on us.

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

Clean Air Act

The Federal Clean Air Act and similar state laws, which regulate emissions into the air, can affect crematory operations through permitting and emissions control requirements. Our crematory operations may be subject to Clean Air Act regulations under federal and state law and may be subject to enforcement actions if these operations do not conform to the requirements of these laws.

Emergency Planning and Community Right-to-Know Act

As noted above, federal, state and local regulations apply to the storage and use of hazardous materials at our facilities. Depending on the types and quantities of materials we manage at any particular facility, we may be required to maintain and submit Material Safety Data Sheets and inventories of these materials to the regulatory authorities in compliance with EPCRA or similar state and local laws.

Clean Water Act

We are also subject to the Clean Water Act and corresponding state laws, as well as local requirements applicable to the treatment of sanitary and industrial wastewaters. Many of our funeral homes discharge their wastewaters into Publicly Operated Treatment Works (“POTWs”), and may be subject to applicable limits as to contaminants that may be included in the discharge of their wastewater. Our cemeteries typically discharge their wastewaters from sanitary use and maintenance operations conducted onsite into septic systems, which are regulated under state and local laws. If there are violations of applicable local, state or federal laws pertaining to our discharges of wastewaters, we may be subject to penalties as well as an obligation to make operational changes or conduct required remediation.

Comprehensive Environmental Response, Compensation, and Liability Act

The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), and similar state laws affect our cemetery and funeral home operations by, among other things, imposing investigation and remediation obligations for threatened or actual releases of hazardous substances that may endanger public health or welfare or the environment. Under CERCLA and similar state laws, strict, joint and several liability may be imposed upon generators, site owners and operators, and others regardless of fault or the legality of the original disposal activity. Our operations include the use and off-site disposal of some materials that may meet the definition of “hazardous substances” under CERCLA or state laws and thus may give rise to liability if released to the environment through a spill or other release at our facilities. Should we acquire new properties with pre-existing conditions triggering CERCLA or similar state liability, we may become liable for responding to those conditions under CERCLA or similar state laws. We may become involved in proceedings, litigation or investigations at one or more sites where releases of hazardous substances have occurred, and we cannot assure you that the associated costs and potential liabilities would not be material.

Underground and Above Ground Storage Tank Laws and Solid Waste Laws

Federal, state and local laws regulate the installation, removal, operations and closure of underground storage tanks (“USTs”), and above ground storage tanks (“ASTs”), which are located at some of our facilities, as well as the management and disposal of solid waste. Most of the USTs and ASTs contain petroleum for heating our buildings or are used for vehicle maintenance, or general operations. Depending upon the age and integrity of the USTs and ASTs, they may require upgrades, removal and/or closure, and remediation may be required if there has been a discharge or release into the environment. All of the aforementioned activities may require us to incur capital costs and expenses to ensure continued compliance with environmental requirements. Should we acquire properties with existing USTs and ASTs that are not in compliance with environmental law requirements, we may become liable for responding to releases to the environment or for costs associated with upgrades, removal and/or closure costs, and we cannot assure you that the costs or liabilities will not be material in that event. Solid wastes have been disposed of at some of our cemeteries, both lawfully and unlawfully. Prior to acquiring a cemetery, an environmental site assessment is usually conducted to determine, among other conditions, if a solid waste disposal area or landfill exists on the parcel which requires removal, cleanup or management. Depending upon the nature and extent of any such solid waste disposal areas, we may be required by applicable environmental law or the applicable regulatory authority to remove the waste materials or to conduct remediation and we cannot assure you that the costs or liabilities will not be material in that event.

Employees

As of December 31, 2016, our general partner and its affiliates employed 3,169 full-time and 51 part-time employees. Fifty-two of these employees are represented by various unions in Pennsylvania, Ohio, California, New Jersey and Illinois, and are subject to collective bargaining agreements that have expiration dates ranging from September 2017 to September 2020. The collective bargaining agreement covering the union employees in California expired June 30, 2017. The Partnership is currently in negotiations with the union. We believe that our relationship with our employees is generally favorable.

Available Information

We file annual, quarterly and other reports, and any amendments to those reports, and information with the United States Securities and Exchange Commission (“SEC”). You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You may obtain additional information about the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

Financial Information

Financial information for each of our segments is presented in Part II, Item 8. Financial Statements and Supplementary Data in this report.

ITEM 1A.	RISK FACTORS

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements.

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

RISK FACTORS RELATED TO OUR BUSINESS

We may not have sufficient cash from operations to increase or restore cuts in distributions, to continue paying distributions at their current level, or at all, after we have paid our expenses, including the expenses of our general partner, funded merchandise and perpetual care trusts and established necessary cash reserves.

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

If we do not generate sufficient cash to continue paying distributions at least at their current level or restore them to previous levels, the market price of our common units may decline materially or remain stagnant. We have supplemented and expect that at least during the year ending December 31, 2017 we will seek to continue to supplement our cash generation with proceeds from financing activities. As a master limited partnership, our primary cash requirements, in addition to normal operating expenses, are for capital expenditures, net contributions to the merchandise trust funds, debt service and cash distributions. Accordingly, we expect that we will need working capital borrowings in order to prudently operate our business and in turn allow us to pay distributions to our unitholders. We cannot be certain that additional capital will be available to us to the extent required and on acceptable terms, which could have an adverse impact on our ability to pay distributions to our unitholders.

Our substantial level of indebtedness could materially adversely affect our ability to generate sufficient cash for distribution to our unitholders, to fulfill our debt obligations and to operate our business.

We have a substantial amount of debt, which requires significant interest and principal payments. As of December 31, 2016, we had $143.9 million of total debt outstanding on a revolving credit facility, which includes letters of credit totaling $6.8 million. We utilize our revolving credit facility to finance acquisitions, acquisition related costs, cemetery property development costs, and working capital draws, which are used to finance all other corporate costs. In addition, as of December 31, 2016, we had $175.0 million aggregate principal amount of 7.875% Senior Notes due 2021 outstanding. Leverage makes us more vulnerable to economic downturns. Our cash flow available for operations and for distribution to our unitholders is reduced by the cash flow we must dedicate to servicing our debt obligations. The amount of indebtedness we have could limit our flexibility in planning for, or reacting to, changes in the markets in which we compete, limit our ability to obtain additional financing, if necessary, for working capital expenditures, acquisitions or other purposes, and require us to dedicate more cash flow to service our debt than we desire. Our ability to satisfy our indebtedness as required by the terms of our debt will be dependent on, among other things, the successful execution of our long-term strategic plan. Subject to limitations in our debt obligations, we may incur additional debt in the future, for acquisitions or otherwise, and servicing this debt could further limit our cash flow available for operations and distribution to unitholders.

Restrictions in our existing and future debt agreements could limit our ability to make distributions to you or capitalize on acquisition and other business opportunities.

The operating and financial restrictions and covenants in our senior notes and the indenture pursuant to which they were issued, our revolving credit facility and any future financing agreements could restrict our ability to finance future operations or capital needs, including working capital, or to expand or pursue our business activities. For example, our senior notes and our revolving credit facility contain covenants that restrict or limit our ability to:

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

In addition, our revolving credit facility contains covenants requiring us to maintain certain financial ratios and tests. These restrictions may also limit our ability to obtain future financings. Our ability to comply with the covenants and restrictions contained in our senior notes and the indenture pursuant to which they were issued and in our revolving credit facility agreement may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If market or other economic conditions continue to deteriorate, our ability to comply with these covenants may be impaired. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.

In addition, our debt obligations limit our ability to make distributions to our unitholders. Our revolving credit facility prohibits us, until January 1, 2018, from increasing the regularly scheduled quarterly cash distributions permitted to be made to our unitholders unless, at the time such distribution is declared, and on a pro forma basis after giving effect to the payment of any such distribution we satisfy certain financial covenants. In addition, our senior notes and revolving credit facility obligations prohibit us from making such distributions if we are in default, including with regard to our revolving credit facility obligations as a result of our failure to maintain specified financial ratios. We cannot assure you that we will maintain these specified ratios and satisfy these tests for distributing available cash from operating surplus.

If we violate any of the restrictions, covenants, ratios or tests in our revolving credit facility agreement or the indenture pursuant to which the senior notes were issued, the lenders will be able to accelerate the maturity of all borrowings thereunder, cause cross-default and demand repayment of amounts outstanding, and our lenders’ commitment to make further loans to us under the revolving credit facility may terminate. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. Any subsequent replacement of our debt obligations or any new indebtedness could have similar or greater restrictions.

Our merchandise and perpetual care trust funds own investments in equity securities, fixed income securities, and mutual funds, which are affected by financial market conditions that are beyond our control.

Pursuant to state law, a portion of the proceeds from pre-need sales of merchandise and services is put into merchandise trusts until such time that the Partnership meets the requirements for releasing trust principal, which is generally delivery of merchandise or performance of services. All investment earnings generated by the assets in the merchandise trusts, including realized gains and losses, generally are deferred until the associated merchandise is delivered or the services are performed.

Also, pursuant to state law, a portion of the proceeds from the sale of cemetery property is required to be paid into perpetual care trusts. The perpetual care trust principal does not belong to the Partnership and must remain in this trust in perpetuity while interest and dividends may be released and used to defray cemetery maintenance costs.

Our returns on these investments are affected by financial market conditions that are beyond our control. If the investments in our trust funds experience significant declines, there could be insufficient funds in the trusts to cover the costs of delivering services and merchandise or maintaining cemeteries in the future. We may be required to cover any such shortfall with cash flows from operations, which could have a material adverse effect on our financial condition, results of operations or cash flows. For more information related to our trust investments, refer to our consolidated financial statements in Part II, Item 8. Financial Statements and Supplementary Data.

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

In certain states, we have withdrawn allowable distributable earnings from our merchandise trusts including gains prior to the maturity or cancellation of the related contract. Additionally, some states have laws that either require replenishment of investment losses under certain circumstances or impose various restrictions on withdrawals of future earnings when trust fund values drop below certain prescribed amounts. In the event of realized losses or market declines, we may be required to deposit portions or all of these amounts into the respective trusts in some future period. As of December 31, 2016, we had unrealized losses of approximately $23.0 million in the various trusts within these states, of which $19.1 million are in merchandise trust accounts and $3.9 million are in perpetual care trust accounts.

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

We invest primarily for generation of realized income. We rely on the earnings, interest and dividends paid by the assets in our trusts to provide both revenue and cash flow. Interest income from fixed-income securities is particularly susceptible to changes in interest rates and declines in credit worthiness while dividends from equity securities are susceptible to the issuer’s ability to make such payments.

Any decline in the interest rate environment or the credit worthiness of our debt issuers or any suspension or reduction of dividends could have a material adverse effect on our financial condition and results of operations.

In addition, any significant or sustained unrealized investment losses could result in merchandise trusts having insufficient funds to cover our cost of delivering products and services. In this scenario, we would be required to use our operating cash to deliver those products and perform those services, which would decrease our cash available for distribution.

Pre-need sales typically generate low or negative cash flow in the periods immediately following sales, which could adversely affect our ability to make distributions to our unitholders.

When we sell cemetery merchandise and services on a pre-need basis, upon cash collection, we pay commissions on the sale to our salespeople and are required by state law to deposit a portion of the sales proceeds into a merchandise trust. In addition, most of our customers finance their pre-need purchases under installment contracts payable over a number of years. Depending on the trusting requirements of the states in which we operate, the applicable sales commission rates and the amount of the down payment, our cash flow from sales to customers through installment contracts is typically negative until we have collected the related receivable or until we purchase the products or perform the services and are permitted to withdraw funds we have deposited in the merchandise trust. To the extent we increase pre-need sales, state trusting requirements are increased or we delay the performance of the services or delivery of merchandise we sell on a pre-need basis, our cash flow from pre-need sales may be further reduced, and our ability to make distributions to our unitholders could be adversely affected.

The cemetery and funeral home industry continues to be competitive.

We face competition in all of our markets. Most of our competitors are independent operations. Our ability to compete successfully depends on our management’s forward vision, timely responses to changes in the business environment, the ability of our cemeteries and funeral homes to maintain a good reputation and high professional standards as well as offer products and services at competitive prices. We have historically experienced price competition from independent cemetery and funeral home operators. If we are unable to compete successfully, our financial condition, results of operations and cash flows could be materially adversely affected.

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

A primary component of our business strategy is to grow through acquisitions of cemeteries and funeral homes. We cannot assure you that we will be able to identify and acquire cemeteries or funeral homes on terms favorable to us or at all. We may face competition from other death care companies in making acquisitions. Historically, we have funded a significant portion of our acquisitions through borrowings. Our ability to make acquisitions in the future may be limited by our inability to secure adequate financing, restrictions under our existing or future debt agreements, competition from third parties or a lack of suitable properties. As of June 30, 2017, we estimate that we had approximately $3.5 million of total available borrowing capacity under our revolving credit facility, based on a preliminary calculation of our Consolidated Leverage Ratio. The revolving credit facility provides for both acquisition draws, which are used primarily to finance acquisitions and acquisition related costs, and working capital draws, which are used to finance all other corporate costs.

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

We and other death care companies that focus on traditional methods of interment face competition from the increasing number of cremations in the United States. Industry studies indicate that the percentage of cremations has steadily increased and that cremations are performed for approximately 49% of the deaths in the United States. This percentage is expected to increase to approximately 54% by 2020. Because the products and services associated with cremations, such as niches and urns, produce lower revenues than the products and services associated with traditional interments, a continuing trend toward cremation may reduce our revenues.

Declines in the number of deaths in our markets can cause a decrease in revenues.

Declines in the number of deaths could cause at-need sales of cemetery and funeral home merchandise and services to decline and could cause a decline in the number of pre-need sales, both of which could decrease revenues. Changes in the number of deaths can vary among local markets and from quarter to quarter, and variations in the number of deaths in our markets or from quarter to quarter are not predictable. Generally, the number of deaths may fluctuate depending on weather conditions and illness.

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

The financial condition of third-party insurance companies that fund our pre-need funeral contracts and the amount of benefits those policies ultimately pay may impact our financial condition, results of operations or cash flows.

Where permitted, customers may arrange their pre-need funeral contract by purchasing a life insurance or annuity policy from third-party insurance companies. The customer/policy holder assigns the policy benefits to our funeral home to pay for the pre-need funeral contract at the time of need. For the sales of pre-need funeral contracts funded through life insurance policies, we receive commissions from third-party insurance companies. Additionally, there is a death benefit associated with the contract that may vary over the contract life. There is no guarantee that the value of the death benefit will increase or cover future increases in the cost of providing a funeral service. If the financial condition of the third-party insurance companies were to deteriorate materially because of market conditions or otherwise, there could be an adverse effect on our ability to collect all or part of the proceeds of the life insurance or annuity policy, including any increase in the death benefit. Failure to collect such proceeds could have a material adverse effect on our financial condition, results of operations or cash flows.

Partnership liquidity may be impacted by its ability to negotiate bonding arrangements with third-party insurance companies.

Where permitted, the Partnership may enter into bonding arrangements with insurance companies whereby pre-need performance obligations otherwise required to be trusted, may be insured through a process called bonding. In the event that the Partnership is unable to deliver on bonded pre-need contract sales at the time of need, the insurance company will provide cash sufficient to deliver goods for the respective pre-need sale item. On an ongoing basis, the Partnership must negotiate acceptable terms of these various bonding arrangements. To the extent that the Partnership is unable to negotiate acceptable terms for such arrangements and thus is no longer able to maintain existing bonds, it would need to deposit the corresponding amounts in the merchandise trusts, which would have an adverse impact on the Partnership’s liquidity.

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

We are required by most state laws to deposit specified percentages of the proceeds from our pre-need and at-need sales of interment rights into perpetual care trusts and proceeds from our pre-need sales of cemetery and funeral home products and services into merchandise trusts. These laws also determine when we are allowed to withdraw funds from those trusts. If those laws or the interpretations of those laws change or if new laws are enacted, we may be required to deposit more of the sales proceeds we receive from our sales into the trusts or to defer withdrawals from the trusts, thereby decreasing our cash flow until we are permitted to withdraw the deposited amounts. This could also reduce our cash available for distribution.

If state laws relating to the ownership of cemeteries and funeral homes or their interpretations change, or new laws are enacted, our business, financial condition and results of operations could be adversely affected.

Some states require cemeteries to be organized in the nonprofit form but may permit those nonprofit entities to contract with for-profit companies for management services. If state laws change or new laws are enacted that prohibit us from managing cemeteries in those states, then our business, financial condition and results of operations could be adversely affected. Some state laws restrict ownership of funeral homes to licensed funeral directors. If state laws change or new laws are enacted that prohibit us from managing funeral homes in those instances, then our business, financial condition and results of operations could be adversely affected.

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

Our funeral home operations are generally subject to federal and state laws and regulations regarding the disposal of medical waste, and are also subject to regulation by federal, state or local authorities under EPCRA. We are required by EPCRA to maintain and report to the regulatory authorities, if applicable thresholds are met, a list of any hazardous chemicals and extremely hazardous substances which are stored or used at our facilities.

Our crematory operations may be subject to regulation under the federal Clean Air Act and any analogous state laws. If new regulations applicable to our crematory operations were to be adopted, they could require permits or capital expenditures that could increase our costs of operation and compliance. We are also subject to the Clean Water Act and corresponding state laws, as well as local requirements applicable to the treatment of sanitary and industrial wastewaters. Many of our funeral homes discharge their wastewaters into Publicly Operated Treatment Works (“POTWs”) and may be subject to applicable limits as to contaminants that may be included in the discharge of their wastewater. Our cemeteries typically discharge their wastewaters from sanitary use and maintenance operations conducted onsite into septic systems, which are regulated under state and local laws. If there are violations of applicable local, state or federal laws pertaining to our discharges of wastewaters, we may be subject to penalties as well as an obligation to conduct required remediation.

Litigation or legal proceedings could expose us to significant liabilities and damage our reputation.

From time to time, we are party to various claims and legal proceedings, including, but not limited to, claims and proceedings regarding employment, cemetery or burial practices and other litigation. As set forth more fully in Part I, Item 3. Legal Proceedings, we are currently subject to class actions under the Securities Exchange Act of 1934, the rules promulgated thereunder, and for related state law claims that certain of our officers and directors breached their fiduciary duty to the Company. We could also become subject to additional claims and legal proceedings relating to the factual allegations made in these actions. We are also subject to class or collective actions under the wage and hours provisions of the Fair Labor Standards Act and state wage and hour laws, including, but not limited to, national and state class or collective actions, or putative class or collective actions.

Generally, plaintiffs in class action litigation may seek to recover amounts which may be indeterminable for some period of time although potentially large. Adverse outcomes in these pending cases (as well as other legal proceedings not specifically mentioned herein) may result in monetary damages or injunctive relief against us, as litigation and other claims are subject to inherent uncertainties. For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. We base our assessments, estimates and disclosures on the information available to us at the time. Actual outcomes or losses may differ materially from assessments and estimates. Costs to defend litigation claims and legal proceedings and the cost of actual settlements, judgments or resolutions of these claims and legal proceedings may negatively affect our business and financial performance. We hold insurance policies that may reduce cash outflows with respect to an adverse outcome of certain litigation matters, but exclude certain claims, such as claims arising under the Fair Labor Standards Act. To the extent that our management will be required to participate in or otherwise devote substantial amounts of time to the defense of these matters, such activities would result in the diversion of our management resources from our business operations and the implementation of our business strategy, which may negatively impact our financial position and results of operations. Any adverse publicity resulting from allegations made in litigation claims or legal proceedings may also adversely affect our reputation, which in turn, could adversely affect our results of operations.

RISK FACTORS RELATED TO AN INVESTMENT IN THE PARTNERSHIP

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

GP Holdings, as the sole member of our general partner, owns all of the Class A units of our general partner. Conflicts of interest may arise between GP Holdings and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. As a result of these conflicts, our general partner may favor its own interests and the interests of its affiliates over the interests of the unitholders. These conflicts include, among others, the following situations:

•	The Board of Directors of our general partner is elected by GP Holdings, except that Lawrence R. Miller and William Shane acting collectively have the right to designate Mr. Miller as a director until November 2019. Although our general partner has a fiduciary duty to manage us in good faith, the directors of our general partner also have a fiduciary duty to manage our general partner in a manner beneficial to GP Holdings, as the sole member of our general partner. By purchasing common units, unitholders will be deemed to have consented to some actions and conflicts of interest that might otherwise constitute a breach of fiduciary or other duties under applicable law.

•	Our partnership agreement limits the liability of our general partner, reduces its fiduciary duties and restricts the remedies available to unitholders for actions that might, without the limitations, constitute breaches of fiduciary duty.

•	Our general partner determines the amount and timing of asset purchases and sales, capital expenditures, borrowings, issuances of additional limited partner interests and reserves, each of which can affect the amount of cash that is distributed to unitholders.

•	Our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with any of these entities on our behalf.

•	Our general partner controls the enforcement of obligations owed to us by our general partner and its affiliates.

•	In some instances, our general partner may cause us to borrow funds or sell assets outside of the ordinary course of business in order to permit the payment of distributions, even if the purpose or effect of the borrowing is to make distributions in respect of incentive distribution rights.

Holders of our common units have limited voting rights and are not entitled to elect our general partner or its directors, which could reduce the price at which the common units will trade.

Unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders did not select our general partner or elect the Board of Directors of our general partner and will have no right to select our general partner or elect its Board of Directors in the future. We are not required to have a majority of independent directors on our board. The Board of Directors of our general partner, including the independent directors, is not chosen by our unitholders. GP Holdings, as the sole member of StoneMor GP, is entitled to elect all directors of StoneMor GP, except that Messrs. Miller and Shane acting collectively have the right to designate Mr. Miller as a director as described above. As a result of these limitations, the price at which the common units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price.

Our partnership agreement restricts the voting rights of unitholders owning 20% or more of our common units.

Unitholders’ voting rights are further restricted by the partnership agreement provision providing that any person that beneficially owns 20% or more of any class of units then outstanding, other than the general partner, its affiliates, their transferees and persons who acquired such units with the prior approval of the Board of Directors of our general partner, cannot vote the units on any matter. In addition, the partnership agreement contains provisions limiting the ability of unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting the unitholders’ ability to influence the manner or direction of management.

Our general partner can transfer its ownership interest in us without unitholder consent under certain circumstances, and the control of our general partner may be transferred to a third party without unitholder consent.

Our general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of the unitholders. Furthermore, there is no restriction in the partnership agreement on the ability of the owners of our general partner to transfer their ownership interest in the general partner to a third party. The new owner of our general partner would then be in a position to replace the Board of Directors and officers of the general partner with its own choices and thereby influence the decisions taken by the Board of Directors and officers. Such a change of control could require us to offer to repurchase notes at a premium issued under our indenture, significantly impacting available cash for distribution to our common unit holders.

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

As discussed in the Explanatory Note and Note 2 to our consolidated financial statements included in Item 8 of this Form 10-K, we have restated certain financial information (the “Restated Periods”). The determination to restate the financial statements for the Restated Periods was approved by the Board of Directors of StoneMor GP LLC upon management’s recommendation following the identification of errors described in Note 2. Due to the errors, management and our Board of Directors concluded that our previously issued financial statements for the Restated Periods should no longer be relied upon. Our Annual Report on this Form 10-K for the year ended December 31, 2016 includes amendments to reflect the restatement of our financial statements for the Restated Periods (the “Restatement”).

As a result of these events, we have become subject to a number of additional costs and risks, including unanticipated costs for accounting and legal fees in connection with or related to the Restatement and the remediation of our ineffective disclosure controls and procedures and material weaknesses in internal control over financial reporting. In addition, the attention of our management team has been diverted by these efforts. We could be subject to additional stockholder, governmental or other actions in connection with the Restatement or other matters. Any such proceedings will, regardless of the outcome, consume a significant amount of management’s time and attention and may result in additional legal, accounting, insurance and other costs. If we do not prevail in any such proceedings, we could be required to pay substantial damages or settlement costs. In addition, the Restatement and related matters could impair our reputation or could cause our counterparties to lose confidence in us. Each of these occurrences could have a material adverse effect on our business, results of operations, financial condition and unit price.

We have identified material weaknesses in our internal control over financial reporting and determined that our disclosure controls and procedures were not effective which could, if not remediated, result in additional material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures and internal control over our financial reporting, as defined in Rules 13a- 15(e) and 13a-15(f), respectively, under the Securities Exchange Act of 1934. As disclosed in Item 9A of this Form 10-K, management identified material weaknesses in our internal control over financial reporting and concluded our disclosure controls and procedures were not effective as of December 31, 2016. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our independent registered public accounting firm also expressed an adverse opinion on the effectiveness of our internal control over financial reporting.

We are in the process of developing and implementing the remediation plan to address the material weaknesses in internal control over financial reporting and ineffective disclosure controls and procedures. If our remedial measures are insufficient, or if additional material weaknesses or significant deficiencies in our internal controls occur in the future, we could be required to restate our financial results, which could materially and adversely affect our business, results of operations and financial condition, restrict our ability to access the capital markets, require us to expend significant resources to correct the weaknesses or deficiencies, harm our reputation or otherwise cause a decline in investor confidence.

Our inability to timely file periodic reports we are required to file under the Exchange Act may adversely affect our liquidity, the market for our common units and our business reputation.

We are filing this Annual Report on Form 10-K approximately six months after it was due. This delay resulted from the review we undertook of our historic reporting of cemetery revenues, net of associated direct costs, and deferred revenues, together with certain related items. As a result of this review, we determined that we were required to restate certain previously reported financial information. For further information about this Restatement, see Note 2 to our consolidated financial statements included in Item 8 hereof. Because of the time required to complete this review and resulting Restatement, we also were unable to timely file our Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2017 (the “First Quarter 10-Q”) and our Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2017 (the “Second Quarter 10-Q”) when they were due.

Under the terms of our Credit Agreement dated August 4, 2016 among our 100% owned subsidiary, StoneMor Operating LLC (the “Operating Company”), each of the subsidiaries of the Operating Company (together with the Operating Company, “Borrowers”), the Lenders identified therein, Capital One, National Association (“Capital One”), as Administrative Agent, Issuing Bank and Swingline Lender, Citizens Bank of Pennsylvania, as Syndication Agent, and TD Bank, N.A. and Raymond James Bank, N.A., as Co-Documentation Agent, as amended by a First Amendment dated March 15, 2017, a Second Amendment and Limited Waiver dated July 26, 2017 and a Third Amendment and Limited Waiver effective August 15, 2017, we were required to deliver to Capital One the audited financial statements included herein on or before September 15, 2017, and we are required to deliver to Capital One the unaudited financial statements that will be included in the First Quarter 10-Q within forty-five days after we deliver the audited statements included herein and the unaudited financial statements that will be included in the Second Quarter 10-Q within forty-five days after we deliver the unaudited financial statements that will be included in the First Quarter 10-Q but not later than December 15, 2017. We expect to be able to deliver to Capital One the unaudited financial statements required to be included in the First Quarter 10-Q and the Second Quarter 10-Q within the required periods, but there is no assurance that we will be able to do so. If we do not deliver the unaudited financial statements that will be included in the First Quarter 10-Q and the Second Quarter 10-Q within the required periods, then as a result of the event of default under the Credit Agreement, as amended: (i) each Lender’s respective commitments under the Credit Agreement, including their respective commitments to make revolving loans thereunder, may be terminated effective immediately, and (ii) the loans then outstanding and all fees and other obligations due under the Credit Agreement and the other Loan Documents (as defined in the Credit Agreement) may become immediately due and payable in whole or in part. In addition, regardless of whether either of these remedies is exercised, the Lenders would have the right to increase the interest rate on all loans outstanding under the Credit Agreement by 2%.

In addition, pursuant to the indenture under which our 7.875% Senior Notes due 2021 (the “Notes”) were issued (the “Indenture”), we are required to file the First Quarter 10-Q and the Second Quarter 10-Q with the SEC (or furnish to the holders of the Notes (the “Holders”), with a copy to the trustee under the Indenture (the “Trustee”), the financial information that would be required to be contained in such reports) on or before May 15, 2017 and August 15, 2017, respectively. Our failure to comply with such obligations would constitute a default under the Indenture that, after written notice of any such default has been given to us, we would have 120 days to cure by filing such reports with the SEC.

As previously disclosed, we received on March 17, 2017 a notice from NYSE Regulation, Inc. (the “NYSE”) indicating that we are not currently in compliance with the NYSE’s continued listing requirements as a result of the delay in filing this Annual Report on Form 10-K, and we remain in non-compliance as a result of our failure to file the First Quarter 10-Q and the Second Quarter 10-Q by May 15, 2017 and August 14, 2017, respectively. The NYSE’s guidelines provide for an initial six-month period in which to cure a filing delinquency, and we have requested an extension of such period until December 31, 2017. However, the NYSE reserves the right to commence suspension or delisting procedures at any time following a filing delinquency. There can be no assurance that we will be able to obtain the requested extension or to file the First Quarter 10-Q or the Second Quarter 10-Q before the NYSE acts to suspend trading in or delist our common units.

As a result of our inability to timely file our periodic reports under the Exchange Act, we will not be eligible to use Form S-3 registration statements until we have timely filed such periodic reports with the SEC for a period of twelve months.

The cumulative effect of these delayed filings may adversely affect our liquidity if we are not able to cure any defaults that arise under our Credit Agreement, as amended, or the Indenture governing our senior notes, and may also affect the market for our common units if the NYSE acts to suspend trading in or delist our common units or if investors are unwilling to purchase our common units due to these filing deficiencies. The unavailability of Form S-3 registration statements may also impact our ability to raise capital in the public markets. In addition, our inability to timely file our periodic reports and the conclusion that our internal control over financial reporting is ineffective (as discussed in Item 9A of this Form 10-K) may adversely affect our reputation among investors, securities analysts, customers, regulators, prospective employees and others with whom we interact on a regular basis.

We have experienced significant changes in our senior management, which may have adversely affected our operations.

In May 2017, the retirement of Lawrence Miller and resignation of Sean McGrath as our President and Chief Executive Officer and our Chief Financial Officer, respectively, became effective, and they were succeeded by R. Paul Grady and Mark Miller, respectively. In addition, in August 2016, David L. Meyers stepped down as our Chief Operating Officer, and we named Leo J. Pound to serve as Acting Chief Operating Officer in April 2017. We also have had several other changes in our senior management since January 1, 2016. These changes have led to diversion of time by both our management and our Board of Directors in focusing on recruiting and hiring suitable replacements and assisting in the transition of our new executives, which may have adversely affected our operations and may continue to do so until our new executives have completed their transitions into their new positions.

TAX RISKS TO COMMON UNITHOLDERS

Our tax treatment depends on our status as a partnership for federal income tax purposes as well as us not being subject to a material amount of entity-level taxation by individual states. If the Internal Revenue Service were to treat us as a corporation for federal income tax purposes or we become subject to additional amounts of entity-level taxation for state tax purposes, our cash available for distribution to you and payments on our debt obligations would be substantially reduced.

The anticipated after-tax economic benefit of an investment in our common units depends largely on us being treated as a partnership for federal income tax purposes.

Despite the fact that we are organized as a limited partnership under Delaware law, because our common units are publicly traded, we would be treated as a corporation for U.S. federal income tax purposes unless we satisfy a “qualifying income” requirement as set forth in Section 7704 of the Internal Revenue Code (“Code”). Based upon our current operations, we believe we satisfy the qualifying income requirement. However, no ruling has been or will be requested regarding our treatment as a partnership for U.S. federal income tax purposes. Failing to meet the qualifying income requirement or a change in current law could cause us to be treated and taxed as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation as an entity.

If we were treated as a corporation for U.S. federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate. Distributions to our unitholders would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution to our unitholders would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to the unitholders, likely causing a substantial reduction in the value of our common units. Moreover, treatment of us as a corporation could have a material adverse effect on our ability to make payments on our debt obligations.

Additionally, several states have been evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. We currently own assets and conduct business in the majority of states and Puerto Rico, many of which impose a margin or franchise tax. In the future, we may expand our operations. Imposition of a similar tax on us in other jurisdictions to which we may expand could substantially reduce our cash available for distribution to our unitholders and payments on our debt obligations. Our partnership agreement provides that if a law is enacted, modified or interpreted in a manner that subject us to taxation as a corporation or otherwise subjects us to entity-level taxation for U.S. federal, state, local, or foreign income tax purposes, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law or interpretation on us.

The tax treatment of publicly traded partnerships or an investment in our units could be subject to potential legislative, judicial or administrative changes or differing interpretations, possibly applied on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. From time to time, members of Congress propose and consider substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships. Although there is no current legislative proposal, a prior legislative proposal would have eliminated the qualifying income exception to the treatment of all publicly traded partnerships as corporations, upon which we rely for our treatment as a partnership for U.S. federal income tax purposes.

In addition, on January 24, 2017, final regulations regarding which activities give rise to qualifying income within the meaning of Section 7704 of the Code (the “Final Regulations”) were published in the Federal Register. The Final Regulations are effective as of January 19, 2017, and apply to taxable years beginning on or after January 19, 2017. We do not believe the Final Regulations affect our ability to be treated as a partnership for U.S. federal income tax purposes.

However, any modification to the U.S. federal income tax laws or to the regulations under Section 7704 of the Code may be applied retroactively and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will be enacted. Any similar or future legislation could negatively impact the value of an investment in our common units.

We have subsidiaries that will be treated as corporations for federal income tax purposes and subject to corporate-level income taxes.

Some of our operations are conducted through subsidiaries that are organized as Subchapter C corporations for U.S. federal income tax purposes. Accordingly, these corporate subsidiaries are subject to corporate-level tax, which reduces the cash available for distribution to our partnership and, in turn, to you. If the IRS were to successfully assert that these corporations have more tax liability than we anticipate or legislation was enacted that increased the corporate tax rate, the cash available for distribution could be further reduced.

Audit adjustments to the taxable income of our corporate subsidiaries for prior taxable years may reduce the net operating loss carryforwards of such subsidiaries and thereby increase their tax liabilities for future taxable periods.

Our business was conducted by an affiliated group of corporations during periods prior to the completion of our initial public offering and, since the initial public offering, continues to be conducted in part by corporate subsidiaries. The amount of cash dividends we receive from our corporate subsidiaries over the next several years will depend in part upon the amount of net operating losses available to those subsidiaries to reduce the amount of income subject to federal income tax they would otherwise pay. These net operating losses will begin to expire in 2017. The amount of net operating losses available to reduce the income tax liability of our corporate subsidiaries in future taxable years could be reduced as a result of audit adjustments with respect to prior taxable years. Notwithstanding any limited indemnification rights we may have, any increase in the tax liabilities of our corporate subsidiaries because of a reduction in net operating losses will reduce our cash available for distribution.

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

If the IRS were to contest the federal income tax positions we take, the market for our common units could be adversely impacted, and the cost of any such contest would reduce our cash available for distribution to our unitholders.

We have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes or any other matter affecting us. The IRS may adopt positions that differ from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with some or all of the positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade. In addition, the cost of any contest between us and the IRS will result in a reduction in cash available for distribution to our unitholders and thus will be borne indirectly by our unitholders.

There are limitations on the ability of a unitholder to utilize losses, and the IRS may not agree with the manner in which we allocate income, gain and loss among the unitholders.

There are a series of tax provisions that will, for some taxpayers, either prevent or defer the deduction of any net tax losses allocated to unitholders against other income; each unitholder should consult with its own tax advisor as to the applicability of these loss limitations. Further, under Section 704(b) of the Code, which governs allocations of a partnership, an allocation of income, gain, loss or deduction to a unitholder will not be given effect for federal income tax purposes unless it has “substantial economic effect” or is in accordance with the unitholder’s interest, taking into account all facts and circumstances. These allocation rules are extremely complex. If an allocation of income, gain, loss, deduction or credit is not given effect for federal income tax purposes by the Internal Revenue Service, such items may be reallocated among the unitholders. Such reallocations among the Partners could result in greater taxable income or losses being allocated to the unitholders with no change in cash flow.

If the IRS makes audit adjustments to our income tax returns for tax years beginning after December 31, 2017, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us, in which case our cash available for distribution to our unitholders might be substantially reduced.

Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us. To the extent possible under the new rules, our general partner may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, issue a revised Schedule K-1 to each unitholder with respect to an unaudited and adjusted return. Although our general partner may elect to have our unitholders take such audit adjustment into account in accordance with their interests in us during the tax year under audit, there can be no assurance the election will be practical, permissible or effective in all circumstances. As a result, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, our cash available for distribution to our unitholders could be substantially reduced. These rules are not applicable for tax years beginning on or prior to December 31, 2017.

Even if unitholders do not receive any cash distributions from us, unitholders will be required to pay taxes on their share of taxable income including their share of income from the cancellation of debt.

Unitholders are required to pay federal income taxes and, in some cases, state and local income taxes on unitholders’ share of our taxable income, whether or not they receive cash distributions from us. Unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax due from them with respect to that income.

In response to current market conditions, we may engage in transactions to delever the Partnership and manage our liquidity that may result in income and gain to our unitholders without a corresponding cash distribution. For example, if we sell assets and use the proceeds to repay existing debt or fund capital expenditures, you may be allocated taxable income and gain resulting from the sale without receiving a cash distribution. Further, taking advantage of opportunities to reduce our existing debt, such as debt exchanges, debt repurchases or modifications of our existing debt, could result in “cancellation of indebtedness income” (also referred to as (“COD income”) being allocated to our unitholders as taxable income. Unitholders may be allocated COD income, and income tax liabilities arising therefrom may exceed cash distributions. The ultimate effect of any such allocations will depend on each unitholder’s individual tax position with respect to its units. Unitholders are encouraged to consult their tax advisors with respect to the consequences to them of COD income.

Tax gain or loss on the disposition of our common units could be more or less than unitholders expect.

If a unitholder sells common units, the unitholder will recognize gain or loss equal to the difference between the amount realized and that unitholder’s tax basis in those common units. Because distributions in excess of unitholders’ allocable share of our net taxable income decrease their tax basis in their common units, the amount, if any, of such prior excess distributions with respect to the units unitholders sell will, in effect, become taxable income to our unitholders if they sell such units at a price greater than their adjusted tax basis in those units, even if the price they receive is less than their original cost. In addition, because the amount realized includes a unitholder’s share of our nonrecourse liabilities, if they sell their units, unitholders may incur a tax liability in excess of the amount of cash they receive from the sale.

A substantial portion of the amount realized from the sale of your common units, whether or not representing gain, may be taxed as ordinary income to you due to potential recapture items, including depreciation recapture and other items. Thus, you may recognize both ordinary income and capital loss from the sale of your units if the amount realized on a sale of your units is less than your adjusted basis in the units. Net capital loss may only offset capital gains and, in the case of individuals, up to $3,000 of ordinary income per year. In the taxable period in which you sell your units, you may recognize ordinary income from our allocations of income and gain to you prior to the sale and from recapture items that generally cannot be offset by any capital loss recognized upon the sale of units.

Tax-exempt entities and non-U.S. persons face unique tax issues from owning common units that may result in adverse tax consequences to them.

Investments in common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (or “IRAs”), and non-U.S. persons raise issues unique to them. For example, virtually all of our income allocated to unitholders that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons are subject to withholding taxes imposed at the highest effective tax rate applicable to such non-U.S. persons, and each non-U.S. person will be required to file U.S. federal tax returns and pay tax on its share of our taxable income. Any tax-exempt entity or non-U.S. person should consult its tax advisor before investing in our common units.

We treat each purchaser of our common units as having the same tax benefits without regard to the common units actually purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.

Because we cannot match transferors and transferees of common units, we have adopted depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to our unitholders. It also could affect the timing of these tax benefits or the amount of gain from any sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to a unitholder’s tax returns.

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

We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month (the “Allocation Date”), instead of on the basis of the date a particular unit is transferred. Similarly, we generally allocated certain deductions for depreciation of capital additions, gain or loss realized on a sale or other disposition of our assets and, in the discretion of the general partner, any other extraordinary item of income, gain, loss or deduction based upon ownership on the Allocation Date. Treasury Regulations allow a similar monthly simplifying convention, but the regulations do not specifically authorize all aspects of our proration method. If the IRS were to challenge our proration method, we could be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

A unitholder whose units are the subject of a securities loan (e.g., a loan to a “short seller” to cover a short sale of units) may be considered to have disposed of those units. If so, the unitholder would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.

Because there are no specific rules governing the U.S. federal income tax consequence of loaning a partnership interest, a unitholder whose units are the subject of a securities loan may be considered as having disposed of the loaned units. In that case, the unitholder may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a securities loan are urged to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their units.

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

We will be considered to have terminated as a partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once. Our termination would, among other things, result in the closing of our taxable year for all unitholders which would result in us filing two tax returns for one calendar year and could result in a significant deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a calendar year, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in taxable income for the unitholder’s taxable year that includes our termination. Our termination would not affect our classification as a partnership for federal income tax purposes, but it would result in us being treated as a new partnership for tax purposes. If we were treated as a new partnership, we would be required to make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred. The IRS has announced a relief procedure whereby if a publicly traded partnership that has technically terminated requests and the IRS grants special relief, among other things, the partnership may be permitted to provide only a single Schedule K-1 to unitholders for the two short tax periods included in the year in which the termination occurs.

Our unitholders will likely be subject to state and local taxes and income tax return filing requirements in jurisdictions where they do not live as a result of investing in our common units.

In addition to U.S. federal income taxes, our unitholders will likely be subject to other taxes, including foreign, state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property, even if our unitholders do not live in any of those jurisdictions. Our unitholders will likely be required to file foreign, state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements.

Currently, we own assets or conduct business in the majority of states and in Puerto Rico. Most of these various jurisdictions currently impose, or may in the future impose, an income tax on individuals, corporations and other entities. As we make acquisitions or expand our business, we may own assets or do business in additional states that impose a personal income tax. It is your responsibility to file all United States federal, state and local tax returns.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

On August 9, 2016, we received a comment letter from the SEC Division of Corporation Finance with respect to our Annual Report on Form 10-K for the Fiscal Year ended December 31, 2015 and our Current Report on Form 8-K filed on August 5, 2016. In the process of working with the SEC staff to resolve these comments, we received a subsequent comment letter with respect to those reports on September 26, 2016 and a comment letter dated November 20, 2016 with respect to the Form 10-K report as well as our Quarterly Report on Form 10-Q for the Fiscal Quarter ended September 30, 2016 and our Current Report on Form 8-K filed on November 9, 2016. The comments have generally focused on our financial statements and related disclosures in our reports, our discussion of liquidity and distributions in our reports and press releases and our use of non-GAAP financial measures in our press releases.

Based on our discussions with the SEC staff during this comment process and in light of the guidance issued by the SEC Division of Corporation Finance in May 2016 regarding the use of non-GAAP financial measures, we anticipate that our future press releases discussing our results of operations will include substantially fewer non-GAAP financial measures, and that those which are so included will continue to be presented in accordance with applicable SEC regulations and guidance.

We have resolved many of the comments contained in the letters, and we will continue to cooperate with the SEC staff to resolve the remaining comments. However, we cannot predict when we will resolve all such comments or whether the SEC staff may raise additional comments with respect to this Annual Report on Form 10-K for the Fiscal Year ended December 31, 2016.

ITEM 2.	PROPERTIES

CEMETERIES AND FUNERAL HOMES

The following table summarizes the distribution of our cemetery and funeral home properties by state as of December 31, 2016 as well as the average estimated remaining sales life in years for our cemeteries based upon the number of interment spaces sold during the most recent three years:

	Cemeteries	Funeral Homes	Cemetery Net Acres	Average Estimated Net Sales Life in Years	Number of Interment Spaces Sold in 2016
Alabama	9	6	305	160	973
California	7	7	270	64	1,155
Colorado	2	—	12	543	28
Delaware	1	—	12	171	20
Florida	9	30	278	85	1,219
Georgia	7	—	135	115	565
Illinois	11	3	438	81	1,272
Indiana	11	5	1,013	294	1,301
Iowa	1	—	89	340	161
Kansas	3	2	84	197	252
Kentucky	2	—	59	70	247
Maryland	10	1	716	117	1,662
Michigan	13	—	818	291	1,617
Mississippi	2	1	44	164	23
Missouri	6	4	277	270	332
New Jersey	6	—	341	45	2,355
North Carolina	19	2	619	116	1,650
Ohio	14	2	953	201	2,014
Oregon	7	10	162	217	455
Pennsylvania	68	10	5,319	338	7,980
Puerto Rico	7	5	209	110	381
Rhode Island	2	—	70	200	27
South Carolina	8	2	395	181	385
Tennessee	11	5	657	155	1,396
Virginia	34	2	1,183	197	2,614
Washington	3	1	33	56	169
West Virginia	33	2	1,404	396	1,327
Wisconsin	10	—	385	412	423

Total	316	100	16,280	208	32,003

We calculated estimated remaining sales life for each of our cemeteries by dividing the number of unsold interment spaces as of December 31, 2016 by the average number of interment spaces sold at that cemetery in the three most recent fiscal years. For purposes of estimating remaining sales life, we defined unsold interment spaces as unsold burial lots and unsold spaces in existing mausoleum crypts as of December 31, 2016. We defined interment spaces sold in the three most recent fiscal years as:

•	the number of burial lots sold, net of cancellations, over such period;

•	the number of spaces sold over such period in existing mausoleum crypts, net of cancellations; and

•	the number of spaces sold over such period in mausoleum crypts that we have not yet built, net of cancellations.

We count the sale of a double-depth burial lot as the sale of two interment spaces since a double-depth burial lot includes two interment rights. For the same reason we count an unsold double-depth burial lot as two unsold interment spaces. Because our sales of cremation niches were immaterial, we did not include cremation niches in the calculation of estimated remaining sales life. When calculating estimated remaining sales life, we did not take into account any future cemetery expansion. In addition, sales of an unusually high or low number of interment spaces in a particular year affect our calculation of estimated remaining sales life. Future sales may differ from previous years’ sales, and actual remaining sales life may differ from our estimates. We calculated the average estimated remaining sales life by aggregating unsold interment spaces and interment spaces sold on a state-by-state or company-wide basis. Based on the average number of interment spaces sold in the last three fiscal years, we estimate that our cemeteries have an aggregate average remaining sales life of 208 years.

The following table shows the cemetery properties that we owned or operated as of December 31, 2016, grouped by estimated remaining sales life:

	0 - 25 years	26 - 49 years	50 - 100 years	101 - 150 years	151 - 200 years	Over 200 years
Alabama	—	—	3	3	1	2
California	2	1	2	1	1	—
Colorado	—	—	—	1	—	1
Delaware	—	—	—	—	1	—
Florida	1	1	4	2	—	1
Georgia	1	—	4	—	—	2
Illinois	2	2	1	2	—	4
Indiana	—	—	—	2	1	8
Iowa	—	—	—	—	—	1
Kansas	—	—	2	—	—	1
Kentucky	1	—	—	1	—	—
Maryland	2	—	3	2	—	3
Michigan	—	—	3	1	3	6
Mississippi	—	—	—	—	1	1
Missouri	—	—	2	—	1	3
New Jersey	1	2	3	—	—	—
North Carolina	2	1	5	3	2	6
Ohio	—	—	4	1	2	7
Oregon	—	—	1	1	2	3
Pennsylvania	11	1	5	7	2	42
Puerto Rico	—	—	3	1	1	2
Rhode Island	—	—	1	—	—	1
South Carolina	—	1	3	—	1	3
Tennessee	—	—	3	1	3	4
Virginia	3	1	4	5	3	18
Washington	—	1	2	—	—	—
West Virginia	5	1	6	3	2	16
Wisconsin	—	1	1	2	1	5

Total	31	13	65	39	28	140

We believe that we have either satisfactory title to or valid rights to use all of our cemetery properties. The 31 cemetery properties that we manage or operate under long-term lease, operating or management agreements have nonprofit owners. We believe that these cemeteries have either satisfactory title to or valid rights to use these cemetery properties and that we have valid rights to use these properties under the long-term agreements. Although title to the cemetery properties is subject to encumbrances such as liens for taxes, encumbrances securing payment obligations, easements, restrictions and immaterial encumbrances, we do not believe that any of these burdens should materially detract from the value of these properties or from our interest in these properties, nor should these burdens materially interfere with the use of our cemetery properties in the operation of our business as described above. Many of our cemetery properties are located in zoned regions, and we believe that cemetery use is permitted for those cemeteries: (1) as expressly permitted under applicable zoning ordinances; (2) through a special exception to applicable zoning designations; or (3) as an existing non-conforming use.

OTHER

Our home office is located in a 57,000 square foot leased space in Trevose, Pennsylvania, with a lease that expires in 2028, with certain contractual renewal options. We are also tenants under various leases covering office spaces other than our corporate headquarters.

ITEM 3.	LEGAL PROCEEDINGS

Anderson v. StoneMor Partners, LP, et al., No. 2:16-cv-06111 pending in the United States District Court for the Eastern District of Pennsylvania, and filed on November 21, 2016. The plaintiffs in this case (as well as Klein v. StoneMor Partners, LP, et al., No. 2:16-cv-06275, filed in the United States District Court for the Eastern District of Pennsylvania on December 2, 2016, which has been consolidated with this case) brought an action on behalf of a putative class of the holders of Partnership units and allege that the Partnership made misrepresentations to investors in violation of Section 10(b) of the Securities Exchange Act of 1934 by, among other things and in general, failing to clearly disclose the use of proceeds from debt and equity offerings by making allegedly false or misleading statements concerning (a) the Partnership’s strength or health in connection with a particular quarter’s distribution announcement, (b) the connection between operations and distributions and (c) the Partnership’s use of cash from equity offerings and its credit facility. Lead plaintiffs have been appointed in this case, and filed a Consolidated Amended Class Action Complaint on April 24, 2017. Defendants filed a motion to dismiss that Consolidated Amended Complaint on June 8, 2017; the motion is pending. Plaintiffs seek damages from the Partnership and certain of its officers and directors on behalf of the class of Partnership unitholders, as well as costs and attorneys’ fees.

Bunim v. Miller, et al., No. 2:17-cv-00519-ER, pending in the United States District Court for the Eastern District of Pennsylvania, and filed on February 6, 2017. The plaintiff in this case brought, derivatively on behalf of the Partnership, claims that StoneMor GP’s officers and directors aided and abetted in breaches of StoneMor GP’s purported fiduciary duties by, among other things and in general, allegedly making misrepresentations through the use of non-GAAP accounting standards in its public filings, by allegedly failing to clearly disclose the use of proceeds from debt and equity offerings, and by allegedly approving unsustainable distributions. The plaintiff also claims that these actions and misrepresentations give rise to causes of action for gross mismanagement, unjust enrichment, and (in connection with a purportedly misleading proxy statement filed in 2014) violations of Section 14(a) of the Securities Exchange Act of 1934. The derivative plaintiff seeks an award of damages, attorneys’ fees and costs in favor of the Partnership as nominal plaintiff, as well as general compliance and governance changes. This case has been stayed, by the agreement of the parties, pending the resolution of the motion to dismiss filed in the Anderson case.

Muth v. StoneMor G.P. LLC, et al., December Term, 2016, No. 01196 and Binder v. StoneMor G.P. LLC, et al., January Term, 2017, No. 04872, both pending in the Court of Common Pleas for Philadelphia County, Pennsylvania, and filed on December 20, 2016 and February 3, 2017, respectively. In these cases, the plaintiffs brought, derivatively on behalf of the Partnership, claims that StoneMor GP’s officers and directors aided and abetted in breaches of StoneMor GP’s purported fiduciary duties by, among other things and in general, allegedly making misrepresentations through the use of non-GAAP accounting standards in its public filings and by failing to clearly disclose the use of proceeds from debt and equity offerings, as well as approving unsustainable distributions. The plaintiffs also claim that these actions and misrepresentations give rise to a cause of action for unjust enrichment. The derivative plaintiffs seek an award of damages, attorneys’ fees and costs in favor of the Partnership as nominal plaintiff, as well as alterations to the procedures for electing members to the board of StoneMor GP, and other compliance and governance changes. These cases have been consolidated and stayed, by the agreement of the parties, pending the resolution of the motion to dismiss filed in the Anderson case.

The Partnership has received two subpoenas from the Philadelphia Regional Office of the Securities and Exchange Commission, Enforcement Division, in connection with a fact-finding as to whether violations of federal securities laws have occurred. The subpoenas themselves state that the fact-finding should not be construed as an indication that any violations of securities laws occurred. The first subpoena, received on April 25, 2017, sought information from us relating to, among other things, our prior restatements, financial statements, internal control over financial reporting, public disclosures, use of non-GAAP financial measures and matters pertaining to unitholder distributions and the sources of funds therefor. The second subpoena, received on July 13, 2017, sought information relating to protection of our confidential information and our policies regarding insider trading. We are cooperating with the SEC staff, have begun to deliver information requested in the first subpoena and have delivered all information requested in the second, more limited, subpoena.

In addition to the proceedings described above, we and certain of our subsidiaries are parties to legal proceedings that have arisen in the ordinary course of business. We do not expect such matters to have a material adverse effect on our consolidated financial position, results of operations or cash flows. We carry insurance with coverage and coverage limits that we believe to be customary in the cemetery and funeral home industry. Although there can be no assurance that such insurance will be sufficient to protect us against such contingencies, we believe that our insurance protection is reasonable in view of the nature and scope of our operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common units are listed on the New York Stock Exchange (“NYSE”) under the symbol “STON”. As of August 24, 2017, there were approximately twenty-eight thousand beneficial unitholders, fifty unitholders of record and 37,957,482 common units outstanding, representing an approximately 99% limited partner interest in us. The following table sets forth the high and low sale prices of our common units for the periods indicated, based on the daily composite listing of common unit transactions for the NYSE, as applicable, and cash distributions per unit declared on our common units.

	Price range		Cash Distributions per
Quarter Ended	High	Low	Common Unit Declared (1)
March 31, 2015	$29.13	$25.65	$0.6300
June 30, 2015	$30.92	$28.73	$0.6400
September 30, 2015	$32.06	$22.04	$0.6500
December 31, 2015	$31.15	$25.90	$0.6600
March 31, 2016	$29.69	$22.80	$0.6600
June 30, 2016	$25.59	$22.91	$0.6600
September 30, 2016	$26.90	$23.60	$0.6600
December 31, 2016	$25.36	$7.74	$0.3300

(1)	Cash distributions per common unit declared during each quarter were paid within 45 days of the close of, and pertained to the performance results of, the previous quarter.

See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K for a discussion regarding our cash distribution policy.

On May 21, 2014, we sold to American Cemeteries Infrastructure Investors, LLC, a Delaware limited liability company (“ACII”) 2,255,947 common units (the “ACII Units”) at an aggregate purchase price of $55.0 million pursuant to a Common Unit Purchase Agreement (the “Common Unit Purchase Agreement”), dated May 19, 2014, by and between ACII and us. Pursuant to the Common Unit Purchase Agreement, commencing with the quarter ending June 30, 2014, the ACII Units are entitled to receive distributions equal to those paid on the common units generally. Through the quarter ending June 30, 2018, such distributions may be paid in cash, paid-in-kind (“PIK”) common units issued to ACII in lieu of cash distributions, or a combination of cash and PIK Units, as determined by us at our sole discretion.

If we elect to pay cash distributions through the issuance of PIK Units, the number of common units to be issued in connection with a quarterly cash distribution will be the quotient of (i) the amount of the quarterly cash distribution paid on the common units by (ii) the volume-weighted average price of the common units for the thirty (30) trading days immediately preceding the date the quarterly cash distribution is declared with respect to the common units. Beginning with the quarterly cash distribution payable with respect to the quarter ending September 30, 2018, the ACII Units will receive cash distributions on the same basis as all other common units and we will no longer have the ability to elect to pay quarterly cash distributions in PIK Units. We issued 206,087 PIK Units to ACII in lieu of cash distributions of $5.2 million during the year ended December 31, 2016. For information concerning common units authorized for issuance under our long-term incentive plan, see Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

On December 30, 2016, the Partnership sold to GP Holdings, the parent of the Partnership’s general partner, 2,332,878 common units representing limited partner interests in the Partnership at an aggregate purchase price of $20.0 million (i.e., $8.5731 per common unit, which was equal to the volume-weighted average trading price of a common unit for the twenty trading days ending on and including December 30, 2016) pursuant to a common unit purchase agreement.

ITEM 6.	SELECTED FINANCIAL DATA

As discussed in the Explanatory Note to this Form 10-K (the “Explanatory Note”) and Note 2, Restatement of Previously Issued Consolidated Financial Statements, (“Note 2”) in the Partnership’s consolidated financial statements included in Item 8, the consolidated financial statements of the Partnership as of December 31, 2015, and for each of the two years in the period ended December 31, 2015 have been revised to give effect to the Restatement. Accordingly, the 2015 selected consolidated financial data presented in the table below has been revised to give effect to the Restatement, as derived from the Partnership’s audited consolidated financial statements included in Item 8. In addition, to improve comparability, the Partnership deemed it appropriate to revise selected consolidated financial data presented in the table below as of and for the years ended December 31, 2014, 2013 and 2012 to give effect to the Restatement. In addition, as previously disclosed in the Original Filing, the 2013 selected financial data presented in the table below has been recast to retrospectively reflect adjustments made to our initial assessment of the net values of assets and liabilities acquired in acquisitions.

The following tables should be read in conjunction with Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited historical consolidated financial statements and accompanying notes thereto set forth in Item 8.

	As of and for the Years Ended December 31,
STATEMENT OF OPERATIONS DATA:	2016	2015	2014	2013 (1)	2012 (2)
	(in thousands, except for per unit data)
		(As restated)
Revenues:
Cemetery:
Merchandise	$150,439	$143,543	$142,568	$117,480	$118,605
Services	57,781	59,935	54,543	47,346	48,854
Investment and other	57,506	58,769	54,472	45,549	45,133
Funeral home:
Merchandise	27,625	27,024	21,218	18,970	15,647
Services	32,879	31,048	27,626	26,033	20,128

Total revenues	326,230	320,319	300,427	255,378	248,367

Costs and Expenses:
Cost of goods sold	45,577	50,870	45,847	37,691	36,383
Cemetery expense	72,736	71,296	64,672	57,566	55,410
Selling expense	67,267	59,569	55,713	48,216	47,094
General and administrative expense	37,749	37,451	35,156	31,986	28,928
Corporate overhead	39,618	38,609	34,723	29,926	31,292
Depreciation and amortization	12,899	12,803	11,081	9,548	9,431
Funeral home expenses:
Merchandise	8,193	6,928	6,659	5,569	5,200
Services	24,772	22,969	20,487	19,196	14,584
Other	20,305	17,806	12,594	10,926	8,951

Total costs and expenses	329,116	318,301	286,932	250,624	237,273

	As of and for the Years Ended December 31,
STATEMENT OF OPERATIONS DATA:	2016	2015	2014	2013 (1)	2012 (2)
	(in thousands, except for per unit data)
		(As restated)
Gain on acquisitions and divestitures	2,614	1,540	656	2,685	122
Gain on settlement agreement, net	—	—	888	12,261	1,737
Legal settlement	—	(3,135)	—	—	—
Loss on early extinguishment of debt	(1,234)	—	(214)	(21,595)	—
Other losses, net	(2,900)	(296)	(440)	—	—
Interest expense	(24,488)	(22,585)	(21,610)	(21,070)	(20,503)

Loss from continuing operations before income taxes	(28,894)	(22,458)	(7,225)	(22,965)	(7,550)
Income tax benefit (expense)	(1,589)	(933)	(2,564)	6,464	1,568

Net loss	$(30,483)	$(23,391)	$(9,789)	$(16,501)	$(5,982)

Net loss per limited partner unit (basic and diluted)	$(0.94)	$(0.89)	$(0.45)	$(0.86)	$(0.35)

BALANCE SHEET DATA (at period end):
Cemetery property	$337,315	$334,457	$332,659	$309,234	$305,357
Total assets	$1,787,013	$1,699,520	$1,695,783	$1,471,138	$1,341,849
Deferred revenues	$866,633	$791,450	$770,495	$689,154	$603,615
Total debt, net of deferred financing costs	$302,126	$318,839	$278,540	$283,624	$245,711
Total partners’ capital	$190,354	$204,711	$228,942	$127,003	$148,935

CASH FLOW DATA:
Net cash flow provided by operating activities	$22,767	$4,062	$19,448	$35,077	$31,896
Net cash flow used in investing activities	$(19,129)	$(34,139)	$(123,658)	$(26,697)	$(39,948)
Net cash flow provided by (used in) financing activities	$(6,221)	$34,829	$102,436	$(4,151)	$3,940

Cash distributions paid per unit	$2.31	$2.58	$2.43	$2.39	$2.36

Change in assets and liabilities:
Net cash flow used in the change to merchandise trust assets	$(17,101)	$(44,640)	$(28,828)	$(36,919)	$(11,806)
Cash paid for capital expenditures	$(11,382)	$(15,339)	$(14,574)	$(12,752)	$(11,972)

(1)	The net impact of the errors associated with the Restatement as of and for the year ended December 31, 2013 was a decrease of $0.1 million in total revenues, a decrease in net loss of $2.6 million, a decrease of $0.12 in net loss per limited partner unit (basic and diluted), a decrease of $4.2 million in total assets, a decrease of $31.7 million in deferred revenues and an increase of $20.6 million in total partners’ capital. The Restatement adjustments affecting the consolidated statement of cash flows for the year ended December 31, 2013 are included in the Partnership’s net loss from operations and are offset by changes in operating assets and liabilities. There were no adjustments related to cash provided by or used in investing and financing activities.
(2)	The net impact of the errors associated with the Restatement as of and for the year ended December 31, 2012 was a decrease of $1.0 million in total revenues, an increase in net loss of $0.4 million, an increase of $0.02 in net loss per limited partner unit (basic and diluted), a decrease of $3.6 million in total assets, a decrease of $31.0 million in deferred revenues and an increase of $18.0 million in total partners’ capital. The Restatement adjustments affecting the consolidated statement of cash flows for the year ended December 31, 2012 are included in the Partnership’s net loss from operations and are offset by changes in operating assets and liabilities. There were no adjustments related to cash provided by or used in investing and financing activities.

	Years Ended December 31,
	2016	2015	2014	2013	2012
OPERATING DATA:
Interments performed	54,050	54,837	50,566	45,470	45,128

Interment rights sold (1)
Lots	30,150	33,262	31,774	27,339	26,638
Mausoleum crypts (including pre-construction)	1,853	2,205	2,186	2,108	2,206
Niches	1,630	1,619	1,466	1,096	985

Net interment rights sold (1)	33,633	37,086	35,426	30,543	29,829

Number of cemetery contracts written	107,228	113,696	103,859	97,220	96,308
Number of pre-need cemetery contracts written	47,443	52,228	48,585	48,272	47,186
Number of at-need cemetery contracts written	59,785	61,468	55,274	48,948	49,122

(1)	Net of cancellations. Sales of double-depth burial lots are counted as two sales.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As discussed in the Explanatory Note to this Form 10-K and Note 2, Restatement of Previously Issued Consolidated Financial Statements, in the Partnership’s consolidated financial statements included in Item 8 to this Form 10-K, we are restating the consolidated financial statements of the Partnership as of December 31, 2015 and for each of the two years in the period ended December 31, 2015. Accordingly, the discussion and analysis below for the years ended December 31, 2015 and 2014 has been revised to reflect the effects of the Restatement. The revised discussion and analysis as it pertains to the restated periods presented below provides information to assist in understanding our financial condition and results of operations, and should be read in conjunction with the Partnership’s selected consolidated financial data included in Item 6 and the Partnership’s consolidated financial statements included in Item 8.

Certain statements contained in this Form 10-K, including, but not limited to, information regarding our operating activities, the plans and objectives of our management, and assumptions regarding our future performance and plans are forward-looking statements. When used in this Form 10-K, the words “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are based on management’s expectations and estimates. These statements are neither promises nor guarantees and are made subject to certain risks and uncertainties that could cause actual results to differ materially from the results stated or implied in this Form 10-K. We believe the assumptions underlying the consolidated financial statements are reasonable.

Our major risks are related to uncertainties associated with the cash flow from pre-need and at-need sales, trusts and financings, which may impact our ability to meet our financial projections, service our debt or pay distributions at current or any greater amounts, as well as uncertainties associated with our ability to maintain an effective system of internal control over financial reporting and disclosure controls and procedures.

Our additional risks and uncertainties include, but are not limited to, the following: uncertainties associated with future revenue and revenue growth; uncertainties associated with the integration or anticipated benefits of recent acquisitions or any future acquisitions; our ability to complete and fund additional acquisitions; the effect of economic downturns; the impact of our significant leverage on our operating plans; the decline in the fair value of certain equity and debt securities held in trusts; our ability to attract, train and retain an adequate number of sales people; uncertainties associated with the volume and timing of pre-need sales of cemetery services and products; increased use of cremation; changes in the death rate; changes in the political or regulatory environments, including potential changes in tax accounting and trust policies; our ability to successfully implement a strategic plan relating to achieving operating improvements, strong cash flows and further deleveraging; our ability to successfully compete in the cemetery and funeral home industry; litigation or legal proceedings that could expose us to significant liabilities and damage our reputation; the effects of cyber security attacks due to our significant reliance on information technology; uncertainties relating to the financial condition of third-party insurance companies that fund our pre-need funeral contracts; and various other uncertainties associated with the death care industry and our operations in particular.

Our risks and uncertainties are more particularly described in “Item 1A. Risk Factors” of this Form 10-K. Readers are cautioned not to place undue reliance on forward-looking statements included in this Form 10-K, which speak only as of the date the statements were made. Except as required by applicable laws, we undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

BUSINESS OVERVIEW

We are a publicly-traded Delaware master-limited partnership (“MLP”) and provider of funeral and cemetery products and services in the death care industry in the United States. As of December 31, 2016, we operated 316 cemeteries in 27 states and Puerto Rico, of which 285 are owned and 31 are operated under lease, management or operating agreements. We also owned and operated 100 funeral homes in 18 states and Puerto Rico.

Our revenue is derived from the Cemetery Operations, Funeral Home Operations and investment income earned on cash proceeds received from sales of cemetery and funeral home merchandise and services required to be maintained in trust by state law. Our cemetery revenues are principally derived from sales of interment rights, merchandise and services, and our funeral home revenues are principally derived from sales of caskets and related items and funeral home services including family consultation, the removal and preparation of remains and the use of funeral home facilities for visitation and prayer services. These sales occur both at the time of death, which we refer to as at-need, and prior to the time of death, which we refer to as pre-need. Our funeral home operations also include revenues related to the sale of term and final expense whole life insurance on agency basis. We earn and recognize commission-related revenue streams from the sales of these policies.

The pre-need sales enhance our financial position by providing a backlog of future revenue from both trust and insurance-funded pre-need funeral and cemetery sales at December 31, 2016. Pre-need arrangements provide us with a current opportunity to secure future market share while deterring the customer from going to a competitor in the future. We believe it adds to the stability and predictability of our revenues and cash flows. Pre-need sales are typically sold on an installment plan. While revenue on the majority of pre-need funeral sales is deferred until the time of need, sales of pre-need cemetery property interment rights provide opportunities for full current revenue recognition (to the extent we collect 10% from the customer and the plot is fully developed).

We also earn investment income on proceeds received from the sale of interment rights and pre-need sales of cemetery and funeral home merchandise and services, which are generally required to be deposited into trusts. For sales of interment rights, a portion of the cash proceeds received are required to be deposited into a perpetual care trust. While the principal balance of the perpetual care trust must remain in the trust in perpetuity, we recognize investment income on such assets as revenue, excluding realized gains and losses from the sale of trust assets. For sales of cemetery and funeral home merchandise and services, a portion of the cash proceeds received are required to be deposited into a merchandise trust until the merchandise is delivered or the services are performed, at which time the funds so deposited, along with the associated investment income, may be withdrawn. Investment income from assets held in the merchandise trust is recognized as revenue when withdrawn.

Our revenue depends upon the demand for funeral and cemetery services and merchandise, which can be influenced by a variety of factors, some of which are beyond our control including: demographic trends including population growth, average age, death rates and number of deaths. Our operating results and cash flows could also be influenced by our ability to remain relevant to the customer. We provide a variety of unique product and service offerings to meet the needs of our client families. The mix of services could influence operating results, as it influences the average revenue per contract. Expense management including controlling salaries, merchandise costs, and other expense categories could also impact operating results and cash flows. Lastly, economic conditions, legislative and regulatory changes, and tax law changes, all of which are beyond our control could impact our operating results including cash flow.

For further discussion of our key operating metrics, see our Results of Operations and Liquidity and Capital Resources sections below.

RECENT DEVELOPMENTS

Acquisition Activity

During the year ended December 31, 2016, we acquired 10 cemeteries and a granite company in Wisconsin and 3 funeral homes in Florida for an aggregate purchase price of $10.6 million.

Issuance of Common Units

On December 30, 2016, the Partnership sold to GP Holdings, the parent of the Partnership’s general partner, 2,332,878 common units representing limited partner interests in the Partnership at an aggregate purchase price of $20.0 million (i.e., $8.5731 per common unit, which was equal to the volume-weighted average trading price of a common unit for the twenty trading days ending on and including December 30, 2016) pursuant to a common unit purchase agreement.

On April 20, 2016, the Partnership completed a follow-on public offering of 2,000,000 common units at a public offering price of $23.65 per unit. Additionally, the underwriters exercised their option to purchase an additional 300,000 common units. The offering resulted in net proceeds, after deducting underwriting discounts and offering expenses, of $51.5 million. The proceeds from the offering were used to pay down outstanding indebtedness under our credit facility.

ATM Equity Program

On November 19, 2015, we entered into an equity distribution agreement (“ATM Equity Program”) with a group of banks (the “Agents”) whereby we may sell, from time to time, common units representing limited partner interests having an aggregate offering price of up to $100,000,000. Sales of common units, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market offerings” as defined in Rule 415 of the Securities Act, including sales made directly on the New York Stock Exchange, the existing trading market for the common units, or sales made to or through the market maker other than on an exchange or through an electronic communications network. We will pay each of the Agents a commission, which in each case shall not be more than 2.0% of the gross sales price of common units sold through such Agent. During the year ended December 31, 2016, we issued 903,682 common units under the ATM Equity Program for net proceeds of $23.0 million.

SUBSEQUENT EVENTS

On January 27, 2017, we announced a quarterly cash distribution of $0.33 per common unit pertaining to the results for the fourth quarter of 2016. The distribution was paid on February 14, 2017 to common unit holders of record as of the close of business on February 7, 2017. On April 28, 2017, we announced a quarterly cash distribution of $0.33 per common unit pertaining to the results of the first quarter of 2017. The distribution was paid on May 15, 2017 to common unit holders of record as of the close of business on May 8, 2017. A part of or all of these quarterly cash distributions may be deemed to be a return of capital for our limited partners if such quarterly cash distribution, when combined with all other cash distributions made during the calendar year, exceeds the partner’s share of taxable income for the corresponding period, depending upon the individual limited partner’s specific tax position. Because the Partnership’s general and limited partner interests had cumulative net losses as of the end of each period, the distribution represented a return of capital to those interests in accordance with the accounting principles generally accepted in the United States of America (“GAAP”).

On March 15, 2017, the Borrowers, Capital One, as Administrative Agent and acting in accordance with the written consent of the Required Lenders, entered into the First Amendment to Credit Agreement. Those parties subsequently entered into a Second Amendment and Limited Waiver on July 26, 2017 and a Third Amendment and Limited Waiver effective as of August 15, 2017. The cumulative effect of these amendments was to amend the Original Credit Agreement as follows:

•	extend the deadline by which the Operating Company was required to deliver to the Administrative Agent the Partnership’s audited financial statements for the year ended December 31, 2016 (“2016 Financial Statements”) to September 15, 2017;

•	extend the deadline by which the Operating Company is required to deliver to the Administrative Agent the Partnership’s unaudited financial statements for the quarter ended March 31, 2017 (the “Q1

2017 Financial Statements”) to no later than forty-five (45) days after the date on which the Operating Company delivers the 2016 Financial Statements to the Administrative Agent;

•	extend the deadline by which the Operating Company is required to deliver to the Administrative Agent the Partnership’s unaudited financial statements for the quarter ended June 30, 2017 to no later than forty-five (45) days after the date on which the Operating Company delivers the Q1 2017 Financial Statements to the Administrative Agent, but not later than December 15, 2017;

•	require that, until the 2016 Financial Statements have been delivered to the Administrative Agent, the Operating Company deliver to the Administrative Agent financial statements within 35 days after the end of each month for the previous month and year-to-date, certified by a Financial Officer of the Operating Company;

•	increase the maximum Consolidated Leverage Ratio to 4.25:1.00 through September 30, 2017, which ratio will revert to 4.00:1.00 effective October 1, 2017, subject to the right under the Credit Agreement to increase the Consolidated Leverage Ratio to a maximum of 4.25:1.00 in connection with consummation of a Designated Acquisition;

•	amend the definition of “Applicable Rate” to (a) limit “Category 4” to Consolidated Leverage Ratios greater than 3.50:1.00 but less than or equal to 4:00:1.00, (b) add new “Category 5” which would apply in the event the Consolidated Leverage Ratio exceeds 4:00:1.00, in which event the Eurodollar Spread for Revolving Loans, the Base Rate Spread for Revolving Loans and the Commitment Fee Rate would increase to 3.75%, 2.75% and 0.50%, respectively, and (c) provide that Category 5 shall be applicable until the Operating Company delivers to the Administrative Agent the 2016 Financial Statements, the Q1 2017 Financial Statements and the corresponding compliance certificates and shall thereafter again be applicable commencing three Business Days after the Operating Company fails to timely deliver to the Administrative Agent any required financial statements under the Credit Agreement and continuing until the third Business Day after such financial statements are so delivered;

•	until January 1, 2018, prohibit the Partnership from increasing the regularly scheduled quarterly cash distributions permitted to be made to its partners under the Credit Agreement unless, at the time such distribution is declared and on a pro forma basis after giving effect to the payment of any such distribution the Consolidated Leverage Ratio is no greater than 3.75:1.00;

•	allow up to an aggregate of $53.0 million in realized losses in the Loan Parties’ investment portfolio for all periods to be added back for purposes of calculating Consolidated EBITDA; and

•	clarify that the Partnership is entitled to add back extraordinary, unusual or non-recurring losses, charges or expenses in calculating Consolidated EBITDA for the first two quarters of 2017, subject to a limit of $14.3 million for the period ended June 30, 2017. The Partnership intends to seek further clarification from its lenders with respect to these adjustments for periods after the second quarter of 2017.

GENERAL TRENDS AND OUTLOOK

We expect our business to be affected by key trends in the death care industry, based upon assumptions made by us and information currently available. Death care industry factors affecting our financial position and results of operations include, but are not limited to, demographic trends in population growth and average age, death rates, and cremation trends. In addition, we are subject to fluctuations in the fair value of equity and fixed-maturity debt securities held in our trusts. These values can be negatively impacted by contractions in the credit market and overall downturns in economic activity. Our ability to make payments on our debt and our ability to make cash distributions to our unitholders depends on our success at managing operations with respect to these industry trends. To the extent our underlying assumptions about or interpretations of available information prove to be incorrect, our actual results may vary materially from our expected results.

RESULTS OF OPERATIONS

We have two distinct reportable segments, Cemetery Operations and Funeral Home Operations, which are supported by corporate costs and expenses.

Cemetery Operations

Overview

We are currently the second largest owner and operator of cemeteries in the United States. As of December 31, 2016, we operated 316 cemeteries in 27 states and Puerto Rico. We own 285 of these cemeteries and we manage or operate the remaining 31 under lease, operating or management agreements. Revenues from Cemetery Operations accounted for approximately 81.5% of our total revenues during the year ended December 31, 2016.

Operating Results

The following table presents operating results for our Cemetery Operations for the respective reporting periods (in thousands):

	Years Ended December 31,
	2016	2015	2014
		(As restated, see Note 2)
Merchandise	$150,439	$143,543	$142,568
Services	57,781	59,935	54,543
Interest income	8,949	8,671	7,628
Investment and other	48,557	50,098	46,844

Total revenues	265,726	262,247	251,583

Cost of goods sold	45,577	50,870	45,847
Cemetery expense	72,736	71,296	64,672
Selling expense	67,267	59,569	55,713
General and administrative expense	37,749	37,451	35,156
Depreciation and amortization	8,597	7,766	6,904

Total costs and expenses	231,926	226,952	208,292

Segment income	$33,800	$35,295	$43,291

Year Ended December 31, 2016 Compared with the Year Ended December 31, 2015

Cemetery merchandise revenues were $150.4 million for the year ended December 31, 2016, an increase of $6.9 million from $143.5 million for the year ended December 31, 2015. The increase was primarily due to marker sales. Cemetery services revenues were $57.8 million for the year ended December 31, 2016, a decrease of $2.1 million from $59.9 million for the year ended December 31, 2015. This decrease was primarily due to a reduction in revenue related to opening and closing services. Interest income was $8.9 million for the year ended December 31, 2016, an increase of $0.2 million from $8.7 million for the year ended December 31, 2015, which was primarily due to a larger average accounts receivable balance during calendar year 2016. Investment and other income was $48.6 million for the year ended December 31, 2016, a decrease of $1.5 million from $50.1 million for the year ended December 31, 2015. This decrease was primarily attributable to a reduction in merchandise trust income, which was $9.0 million for the year ended December 31, 2016, representing a $3.8 million decrease from $12.8 million earned during the year ended December 31, 2015. A portion of deferred trust income is recognized as underlying merchandise is delivered or underlying services are performed. The pool of deferred trust revenue had decreased for the year ended December 31, 2016, due to a reduction in net income earned by the merchandise trusts as well as the impairment of trust assets during the current and prior periods.

Perpetual care trust income was $16.7 million for the year ended December 31, 2016, representing a $0.8 million increase from $15.9 million earned during the year ended December 31, 2015. The increase in perpetual care trust income was attributable to a combination of growth in invested capital throughout 2016 and favorable returns provided by income-producing securities. The remaining $1.5 million increase in investment and other income was primarily attributable to changes in revenue derived from travel care insurance fees, permanent record fees, document-processing fees and land sales.

Cost of goods sold was $45.6 million for the year ended December 31, 2016, a decrease of $5.3 million from $50.9 million for the year ended December 31, 2015. This decrease was primarily driven by higher than usual costs during 2015, as a result of a land sale with associated costs of $1.8 million and increases in that period related to the mix of burial rights and merchandise sold, including additional costs related to increased servicing of contracts assumed in recent acquisitions.

Cemetery expenses were $72.7 million for the year ended December 31, 2016, an increase of $1.4 million from $71.3 million for the year ended December 31, 2015. This increase was principally due to higher repairs and maintenance expenses during 2016.

Selling expenses were $67.3 million for the year ended December 31, 2016, an increase of $7.7 million from $59.6 million for the year ended December 31, 2015. This increase was due to a $3.5 million increase in personnel costs, a $2.3 million increase in advertising and marketing expenses, and a $1.9 million increase in training costs.

General and administrative expenses were $37.7 million and $37.5 million, respectively for the years ended December 31, 2016 and December 31, 2015.

Depreciation and amortization expenses were $8.6 million for the year ended December 31, 2016, an increase of $0.8 million from $7.8 million for the year ended December 31, 2015. The increase was primarily due to additional depreciation and amortization from assets acquired in our recent acquisitions and capital leases entered into during the fiscal year 2016.

Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014 (Revised)

Cemetery merchandise revenues were $143.5 million for the year ended December 31, 2015, an increase of $0.9 million from $142.6 million for the year ended December 31, 2014, primarily related to an increase in recognized revenues from contracts assumed in acquisitions. Cemetery services revenues were $59.9 million for the year ended December 31, 2015, an increase of $5.4 million from $54.5 million for the year ended December 31, 2014. This increase was primarily due to an increase in opening and closing service revenues, principally from the Archdiocese of Philadelphia properties we began to operate in 2014 and other acquisitions completed during calendar year 2014. Interest income was $8.7 million for the year ended December 31, 2015, an increase of $1.1 million from $7.6 million for the year ended December 31, 2014, which was primarily due to a larger average accounts receivable balance during calendar year 2015. Investment and other income was $50.1 million for the year ended December 31, 2015, an increase of $3.3 million from $46.8 million for the year ended December 31, 2014. This increase was primarily attributable to perpetual care trust income, which was $15.9 million for the year ended December 31, 2015, representing a $3.4 million increase from $12.5 million earned during the year ended December 31, 2014. The increase in perpetual care trust income was attributable to a combination of growth in invested capital throughout 2015 and favorable returns provided by income-producing securities. In addition, merchandise trust income was $12.8 million for the year ended December 31, 2015, which is consistent with the year ended December 31, 2014. This was primarily attributable to contract servicing, as accumulated merchandise trust revenues are recognized in tandem with the delivery of the underlying merchandise or performance of the underlying services. The remaining $0.1 million decrease in investment and other income was primarily attributable to changes in fee revenue.

Cost of goods sold was $50.9 million for the year ended December 31, 2015, an increase of $5.1 million from $45.8 million for the year ended December 31, 2014. This increase consisted principally of a land sale that occurred during 2015 that had a cost basis of $1.8 million, a $0.9 million increase in perpetual care trust costs due to an increase in burial right values, and changes in the value and mix of products and property rights sold.

Cemetery expenses were $71.3 million for the year ended December 31, 2015, an increase of $6.6 million from $64.7 million for the year ended December 31, 2014. This increase was principally due to a $4.2 million increase in personnel costs, a $1.3 million increase in repairs and maintenance expenses and $0.9 million increase in real estate tax expense. These increases were principally due to costs associated with properties acquired during the period.

Selling expenses were $59.6 million for the year ended December 31, 2015, an increase of $3.9 million from $55.7 million for the year ended December 31, 2014. This increase was primarily due to a $2.9 million increase in commissions and personnel costs and a $0.4 million increase in advertising and marketing expenses.

General and administrative expenses were $37.5 million for the year ended December 31, 2015, an increase of $2.3 million from $35.2 million for the year ended December 31, 2014. This increase was principally due to a $2.4 million increase in insurance liability-related costs, and a $1.5 million increase in personnel costs, partially offset by a $1.6 million decrease in professional fees and legal costs. The increases were primarily due to costs associated with properties acquired during the period.

Depreciation and amortization expenses were $7.8 million for the year ended December 31, 2015, an increase of $0.9 million from $6.9 million for the year ended December 31, 2014. The increase was primarily due to additional depreciation and amortization from assets acquired in our recent acquisitions and capital leases entered into during the fiscal year 2015.

Funeral Home Operations

Overview

As of December 31, 2016, we owned and operated 100 funeral homes. These properties are located in 18 states and Puerto Rico. Revenues from funeral home operations accounted for approximately 18.5% of our total revenues during the year ended December 31, 2016.

Operating Results

The following table presents operating results for our funeral home operations for the respective reporting periods (in thousands):

	Years Ended December 31,
	2016	2015	2014
		(As restated, see Note 2)
Merchandise	$27,625	$27,024	$21,218
Services	32,879	31,048	27,626

Total revenues	60,504	58,072	48,844
Merchandise	8,193	6,928	6,659
Services	24,772	22,969	20,487
Depreciation and amortization	3,378	3,257	3,200
Other	20,305	17,806	12,594

Total expenses	56,648	50,960	42,940

Segment income	$3,856	$7,112	$5,904

Year Ended December 31, 2016 Compared with the Year Ended December 31, 2015

Funeral home merchandise revenues were $27.6 million for the year ended December 31, 2016, an increase of $0.6 million from $27.0 million for the year ended December 31, 2015. Funeral home services revenues were $32.9 million for the year ended December 31, 2016, an increase of $1.9 million from $31.0 million for the year ended December 31, 2015. Both increases were due principally to operations of properties acquired during the periods.

Funeral home expenses were $56.6 million for the year ended December 31, 2016, an increase of $5.6 million from $51.0 million for the year ended December 31, 2015. This increase principally consisted of a $4.4 million increase related to properties acquired during the periods and a $0.8 million increase in costs associated with insurance-related sales with the remaining increase in other funeral home related expenses.

Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014 (Revised)

Funeral home merchandise revenues were $27.0 million for the year ended December 31, 2015, an increase of $5.8 million from $21.2 million for the year ended December 31, 2014. Funeral home service revenues were $31.0 million for the year ended December 31, 2015, a $3.4 million increase from $27.6 million for the year ended December 31, 2014. Both increases were due principally to properties acquired during the periods.

Funeral home expenses were $51.0 million for the year ended December 31, 2015, an increase of $8.1 million from $42.9 million for the year ended December 31, 2014. This increase principally consisted of a $2.5 million increase in personnel costs, a $2.9 million increase in costs associated with insurance-related sales, a $0.7 million increase in facility costs, and a $0.3 million increase in merchandise costs. These increases were principally due to costs associated with properties acquired during the periods.

Corporate Overhead

Year Ended December 31, 2016 Compared with the Year Ended December 31, 2015

Corporate overhead expense was $39.6 million for the year ended December 31, 2016, an increase of $1.0 million from $38.6 million for the year ended December 31, 2015. This increase was due to a $1.5 million increase in professional fees and legal costs, partially offset by a $0.5 million decrease in information technology costs.

Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014

Corporate overhead expense was $38.6 million for the year ended December 31, 2015, an increase of $3.9 million from $34.7 million for the year ended December 31, 2014. This increase was primarily due to a $1.0 million increase in acquisition-related costs, a $0.6 million increase in corporate advertising, a $0.5 million increase in personnel costs and a $0.4 million increase in non-cash compensation expense.

Corporate Depreciation and Amortization

Year Ended December 31, 2016 Compared with the Year Ended December 31, 2015

Depreciation and amortization expense was $0.9 million for the year ended December 31, 2016, a decrease of $0.9 million from $1.8 million for the year ended December 31, 2015. The decrease was due to certain assets related to the previous corporate office located in Levittown, Pennsylvania being fully depreciated during the year ended December 31, 2015.

Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014

Depreciation and amortization expense was $1.8 million for the year ended December 31, 2015, an increase of $0.8 million from $1.0 million for the year ended December 31, 2014, due to the accelerated depreciation and amortization of assets as explained in the presentation above comparing fiscal year 2016 with fiscal year 2015.

Gains and Losses

Year Ended December 31, 2016 Compared with the Year Ended December 31, 2015

For the year ended December 31, 2016, we obtained additional information related to three of the acquisitions that closed during 2015. The changes resulted in an adjustment to the gain on acquisition recognized during the year ended December 31, 2015, reducing the gain by $0.6 million via a loss recognized in the current period in accordance with GAAP. In addition, there was a $2.8 million gain from our most recent acquisition. We sold a warehouse and four funeral home businesses during 2016 for a net gain of $0.5 million. Also, we wrote off deferred financing costs related to our prior line of credit in the amount of $1.2 million and incurred a loss of $2.9 million related to our cease-use expense due to the relocation of corporate headquarters to Trevose, Pennsylvania, other realignment charges and an impairment loss at one of our cemeteries. For the year ended December 31, 2015, we had a $1.5 million gain on acquisition, a $3.1 million loss on legal settlement and a $0.3 million loss on impairment of long-lived assets. The $3.1 million loss on legal settlement recognized during calendar year 2015 pertained to the legal settlement of a Fair Labor Standards Act claim.

Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014

For the year ended December 31, 2015, we had a $1.5 million gain on acquisition, a $3.1 million loss on legal settlement and a $0.3 million loss on impairment of long-lived assets. The $3.1 million loss on legal settlement recognized during calendar year 2015 pertained to the legal settlement of a Fair Labor Standards Act claim. For the year ended December 31, 2014, gains and losses included a $0.4 million gain on acquisition, a $0.9 million gain on settlement agreement, a $0.2 million gain on asset sales, a $0.2 million loss on early extinguishment of debt and a $0.4 million loss on impairment of long-lived assets. The $0.9 million gain on settlement recognized during calendar year 2014, for which $12.3 million was also recognized during calendar year 2013 for the same matter, was related to the settlement of claims associated with certain properties acquired in prior years.

Interest Expense

Year Ended December 31, 2016 Compared with the Year Ended December 31, 2015

Interest expense was $24.5 million for the year ended December 31, 2016, an increase of $1.9 million from $22.6 million for the year ended December 31, 2015. This increase in interest expense was principally due to a higher average balance outstanding under the credit facilities during the current year compared to the prior year.

Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014

Interest expense was $22.6 million for the year ended December 31, 2015, an increase of $1.0 million from $21.6 million for the year ended December 31, 2014. This increase in interest expense was principally due to a higher average balance outstanding under the credit facilities during 2015 compared to the prior year.

Income Tax Benefit (Expense)

Year Ended December 31, 2016 Compared with the Year Ended December 31, 2015

Income tax expense was $1.6 million for the year ended December 31, 2016 compared to $0.9 million for the prior year. Our effective tax rate differs from our statutory tax rate primarily because our legal entity structure includes different tax filing entities, including a significant number of partnerships that are not subject to paying tax.

Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014 (Revised)

Income tax expense was $0.9 million for the year ended December 31, 2015 compared to $2.6 million for the prior year. Increases or decreases in tax expense are associated with increases or decreases in operating income. Our effective tax rate differs from our statutory tax rate primarily because our legal entity structure includes different tax filing entities, including a significant number of partnerships that are not subject to paying tax.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary sources of liquidity are cash generated from operations, borrowings under our revolving credit facility and capital raised through the issuance of additional limited partner units. As an MLP, our primary cash requirements, in addition to normal operating expenses, are for capital expenditures, net contributions to the merchandise and perpetual care trust funds, debt service, and cash distributions. In general, we expect to fund:

•	working capital deficits through cash generated from operations and additional borrowings;

•	expansion capital expenditures, net contributions to the merchandise and perpetual care trust funds and debt service obligations through additional borrowings, the issuance of additional limited partner units or asset sales. Amounts contributed to the merchandise trust funds will be withdrawn at the time of the delivery of the product or service sold to which the contribution relates (see “Critical Accounting Policies and Estimates” regarding revenue recognition), which will reduce the amount of additional borrowings, issuance of additional limited partner units or asset sales needed; and

•	cash distributions in accordance with our partnership agreement and maintenance capital expenditures through available cash and cash flows from operating activities.

We rely on cash flow from operations, borrowings under our credit facility and the issuance of additional limited partner units to execute our operational strategy and meet our financial commitments and other short-term financial needs. We cannot be certain that additional capital will be available to us to the extent required and on acceptable terms.

Although our cash flows from operating activities have been positive, we have incurred net losses during recent periods. The Partnership faced adverse conditions during the year ended December 31, 2016, including negative financial trends due to a decline in billings associated with a reduction in its sales force. This resulted in a tightened liquidity position and a reduction in our quarterly distribution. We acknowledge that we continue to face a challenging competitive environment, and while we continue to focus on our overall profitability, including managing expenses, we reported a loss in 2016. Moreover, our ability to declare or pay future distributions may be impacted.

During 2016 and 2017, the Partnership completed various financing transactions including issuance of common units, utilization of the at-the-market (“ATM”) Equity program, and establishment of new credit facility to provide supplemental liquidity necessary to achieve management’s strategic objectives. We expect that the actions taken in 2016 and early 2017 will enhance our liquidity and financial flexibility.

Our credit facility requires us to maintain certain leverage and interest coverage ratios. As of December 31, 2016, we were in compliance with all of our debt covenants. As of December 31, 2016, the Consolidated Leverage Ratio was 3.94 compared to a maximum allowable ratio of 4.00 under the Partnership’s credit facility. For a more detailed discussion on debt covenants, refer to the credit facility subsection under the “Long Term Debt” section below. The Partnership has also determined it is not probable that a breach to key financial covenants would occur during the next twelve months based upon expected operating performance, forecasted cash flows from operating and investing activities, as well as planned strategic uses of cash. The Partnership may be unable to meet the financial covenants if the achieved results are substantially different from management’s projections.

Factors that could impact the significant assumptions used by the Partnership in assessing our ability to satisfy the financial covenants include:

•	operating performance not meeting reasonably expected forecasts;

•	failing to attract and retain qualified sales personnel and management;

•	investments in our trust funds experiencing significant declines due to factors outside our control;

•	being unable to compete successfully with other cemeteries and funeral homes in our markets;

•	the number of deaths in our markets declining; and

•	the financial condition of third-party insurance companies that fund our pre-need funeral contracts deteriorating.

The Partnership believes that it will have sufficient liquid assets, cash from operations and borrowing capacity to meet its financial commitments, debt service obligations, contingencies and anticipated capital expenditures for at least the next twelve-month period. However, the Partnership is subject to business, operational and other risks that could adversely affect its cash flows. The Partnership has supplemented and will likely seek to continue to supplement cash generation with proceeds from financing activities, including borrowings under the credit facility and other borrowings, the issuance of additional limited partner units, capital contributions from the general partner and the sale of assets and other transactions. The Partnership continually monitors its financial position, liquidity and credit facility financial covenants to determine the likelihood of shortfalls in future reporting periods.

Cash Flows

Year Ended December 31, 2016 Compared with the Year Ended December 31, 2015

Net cash provided by operating activities was $22.8 million during the year ended December 31, 2016, an increase of $18.7 million from $4.1 million during the year ended December 31, 2015. The $18.7 million favorable movement in net cash provided by operating activities resulted from a $25.1 million favorable movement in working capital, partially offset by a $6.4 million unfavorable movement in net income excluding non-cash items. The unfavorable movement in net income excluding non-cash items was due principally to the decline in Funeral Home Operations segment profitability and an increase in certain expenses during 2016, including selling expenses and corporate overhead. The $26.3 million favorable movement in working capital was due principally to increased withdrawals from trusts.

Net cash used in investing activities was $19.1 million during the year ended December 31, 2016, a decrease of $15.0 million from $34.1 million during the year ended December 31, 2015. Net cash used in investing activities during 2016 consisted of $10.5 million for acquisitions and $11.4 million for capital expenditures, partially offset by proceeds from asset sales of $2.8 million. Net cash used in investing activities during 2015 consisted of $18.8 million for acquisitions and $15.3 million for capital expenditures.

Net cash used in financing activities was $6.2 million for the year ended December 31, 2016 compared with net cash provided by financing activities of $34.8 million for the year ended December 31, 2015. Net cash used in financing activities during 2016 consisted of $94.3 million of net proceeds from the issuance of common units, partially offset by net repayments of long-term debt of $14.3 million, financing costs incurred of $7.0 million and cash distributions to unit holders of $79.2 million. Net cash provided by financing activities during 2015 consisted primarily of $75.2 million of net proceeds from the issuance of common units and $37.3 million of net borrowings, offset by cash distributions to unit holders of $77.5 million.

Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014 (Revised)

Net cash flows provided by operating activities were $4.1 million during the year ended December 31, 2015, a decrease of $15.4 million from $19.5 million during the year ended December 31, 2014. The $15.4 million unfavorable movement in net cash provided by operating activities resulted from a $8.3 million unfavorable movement in net income excluding non-cash items and a $7.1 million unfavorable movement in working capital. The unfavorable movement in net income excluding non-cash items was primarily due to the recognition of a $3.1 million loss on legal settlement during 2015 and the growth of the Partnership and an increase in certain expenses during 2015, including general and administrative expenses and corporate overhead, although the majority of cemetery pre-need sales associated with that growth did not meet the delivery criteria for revenue recognition. The unfavorable movement in working capital was primarily due to increased contributions to trusts due to increases in pre-need sales between periods, partially offset by other movements in assets and liabilities due to timing differences.

Net cash used in investing activities was $34.1 million during the year ended December 31, 2015, a decrease of $89.6 million from $123.7 million during the year ended December 31, 2014. Net cash used for investing activities during 2015 consisted of $18.8 million for acquisitions and $15.3 million for capital expenditures. Net cash used for investing activities during 2014 principally consisted of $56.4 million for acquisitions, $53.0 million of up-front rent for the transaction with the Archdiocese of Philadelphia and $14.6 million for capital expenditures.

Net cash flows provided by financing activities were $34.8 million for the year ended December 31, 2015 compared with $102.4 million for the year ended December 31, 2014. Cash flows provided by financing activities during 2015 consisted primarily of $75.2 million of net proceeds from the issuance of common units and $37.3 million of net borrowings, partially offset by cash distributions to unit holders of $77.5 million. Cash flows provided by financing activities during 2014 consisted of $173.5 million of net proceeds from the issuance of common units, partially offset by net repayments of long-term debt of $5.3 million, financing costs incurred of $3.0 million and cash distributions to unit holders of $62.8 million.

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

We have no expectation that our 2017 annual capital expenditures would deviate significantly from the year ended December 31, 2016. The following table summarizes maintenance and expansion capital expenditures, excluding amounts paid for acquisitions, for the periods presented (in thousands):

	Years Ended December 31,
	2016	2015	2014
Maintenance capital expenditures	$6,244	$7,937	$8,398
Expansion capital expenditures	5,138	7,402	6,176

Total capital expenditures	$11,382	$15,339	$14,574

Contractual Obligations and Contingencies

We have assumed various financial obligations and commitments in the ordinary course of conducting our business. We have contractual obligations requiring future cash payments related to debt maturities, interest on debt, operating lease agreements, liabilities to purchase merchandise related to our pre-need sales contracts and capital commitments to private credit funds.

A summary of our total contractual and contingent obligations as of December 31, 2016 is presented in the table below (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Debt (1)	$399,686	$20,700	$39,117	$339,869	$—
Operating leases	26,217	4,360	8,265	4,538	9,054
Capital leases	2,834	772	1,446	616	—
Lease and management agreements (2)	36,664	—	—	—	36,664
Deferred revenues (3)	866,633	—	—	—	—

Total contractual obligations	1,332,034	25,832	48,828	345,023	45,718

Contingent Obligations:
Letters of credit (4)	6,783	—	—	—	—
Other investment funds (5)	45,149	—	—	—	—

Total contingent obligations	51,932	—	—	—	—

Total	$1,383,966	$25,832	$48,828	$345,023	$45,718

(1)	Represents the interest payable and par value of debt due and does not include the unamortized debt discounts of $2.4 million at December 31, 2016. This table assumes that current amounts outstanding under our Credit Facility are not repaid until the maturity date of August 4, 2021.
(2)	Represents the aggregate future rent payments, with interest, due pertaining to the agreements with the Archdiocese of Philadelphia, from 2025 through 2049, and does not include the unamortized discount. See “Agreements with the Archdiocese of Philadelphia” in this “Item 7” of this Form 10-K.
(3)	Total cannot be separated into periods because we are unable to anticipate when the merchandise and services will be delivered. This balance represents the revenues to be recognized from the total performance obligations on customer contracts.
(4)	We are occasionally required to post letters of credit, issued by a financial institution, to secure certain insurance programs or other obligations. Letters of credit generally authorize the financial institution to make a payment to the beneficiary upon the satisfaction of a certain event or the failure to satisfy an obligation. The letters of credit are posted for one-year terms and may be renewed upon maturity until such time as we have satisfied the commitment secured by the letter of credit. We are obligated to reimburse the issuer only if the beneficiary collects on the letter of credit. We believe it is unlikely that we will be required to fund a claim under our outstanding letters of credit. As of December 31, 2016, $6.8 million of our letters of credit were supported by our Revolving Credit Facility.
(5)	As of December 31, 2016, the perpetual care trust had $45.1 million in unfunded commitments to the private credit funds. These capital commitments are callable at any time during the lockup periods which range from six to ten years with three potential one year extensions at the discretion of the funds’ general partners and will be funded using existing trust assets. This total cannot be separated into periods.

Issuance of Common Units

On December 30, 2016, the Partnership sold to GP Holdings, the parent of the Partnership’s general partner, 2,332,878 common units representing limited partner interests in the Partnership at an aggregate purchase price of $20.0 million (i.e., $8.5731 per common unit, which was equal to the volume-weighted average trading price of a common unit for the twenty trading days ending on and including December 30, 2016) pursuant to a common unit purchase agreement.

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

ATM Equity Program

On November 19, 2015, we entered into an equity distribution agreement (“ATM Equity Program”) with a group of banks (the “Agents”) whereby we may sell, from time to time, common units representing limited partner interests having an aggregate offering price of up to $100,000,000. Sales of common units, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market offerings” as defined in Rule 415 of the Securities Act, including sales made directly on the New York Stock Exchange, the existing trading market for the common units, or sales made to or through the market maker other than on an exchange or through an electronic communications network. We will pay each of the Agents a commission, which in each case shall not be more than 2.0% of the gross sales price of common units sold through such Agent. During the year ended December 31, 2016, we issued 903,682 common units under the ATM Equity Program for net proceeds of $23.0 million.

Long-Term Debt

Credit Facility

On August 4, 2016, our 100% owned subsidiary, StoneMor Operating LLC (the “Operating Company”), entered into a Credit Agreement (the “Original Credit Agreement”) among each of the subsidiaries of the Operating Company (together with the Operating Company, “Borrowers”), the Lenders identified therein, Capital One, National Association (“Capital One”), as Administrative Agent, Issuing Bank and Swingline Lender, Citizens Bank of Pennsylvania, as Syndication Agent, and TD Bank, N.A. and Raymond James Bank, N.A., as Co-Documentation Agents. In addition, on the same date, the Partnership, the Borrowers and Capital One, as Administrative Agent, entered into the Guaranty and Collateral Agreement (the “Guaranty Agreement,” and together with the Original Credit Agreement, “New Agreements”). The Original Credit Agreement as amended by the amendments thereto described below is referred to in this Form 10-K as the “Credit Agreement.” Capitalized terms which are not defined in the following description of the New Agreements and the amendments thereto shall have the meaning assigned to such terms in the New Agreements, as amended.

The New Agreements replaced the Partnership’s Fourth Amended and Restated Credit Agreement, as amended with Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer and other lenders party thereto (the “Prior Credit Agreement”), Second Amended and Restated Security Agreement, and Second Amended and Restated Pledge Agreement, each dated as of December 19, 2014. The Prior Credit Agreement provided for a revolving credit facility of $180.0 million, with borrowings classified as either acquisition draws or working capital draws, maturing on December 19, 2019. In connection with entering into the Original Credit Agreement, the Partnership incurred an extinguishment of debt charge of approximately $1.2 million recorded in loss on early extinguishment of debt.

On March 15, 2017, the Borrowers, Capital One, as Administrative Agent and acting in accordance with the written consent of the Required Lenders, entered into the First Amendment to Credit Agreement. Those parties subsequently entered into a Second Amendment and Limited Waiver on July 26, 2017 and a Third Amendment and Limited Waiver effective as of August 15, 2017. The cumulative effect of these amendments was to amend the Original Credit Agreement as follows:

•	extend the deadline by which the Operating Company was required to deliver to the Administrative Agent the Partnership’s audited financial statements for the year ended December 31, 2016 (“2016 Financial Statements”) to September 15, 2017;

•	extend the deadline by which the Operating Company is required to deliver to the Administrative Agent the Partnership’s unaudited financial statements for the quarter ended March 31, 2017 (the “Q1

2017 Financial Statements”) to no later than forty-five (45) days after the date on which the Operating Company delivers the 2016 Financial Statements to the Administrative Agent;

•	extend the deadline by which the Operating Company is required to deliver to the Administrative Agent the Partnership’s unaudited financial statements for the quarter ended June 30, 2017 to no later than forty-five (45) days after the date on which the Operating Company delivers the Q1 2017 Financial Statements to the Administrative Agent, but not later than December 15, 2017;

•	require that, until the 2016 Financial Statements have been delivered to the Administrative Agent, the Operating Company deliver to the Administrative Agent financial statements within 35 days after the end of each month for the previous month and year-to-date, certified by a Financial Officer of the Operating Company;

•	increase the maximum Consolidated Leverage Ratio to 4.25:1.00 through September 30, 2017, which ratio will revert to 4.00:1.00 effective October 1, 2017, subject to the right under the Credit Agreement to increase the Consolidated Leverage Ratio to a maximum of 4.25:1.00 in connection with consummation of a Designated Acquisition;

•	amend the definition of “Applicable Rate” to (a) limit “Category 4” to Consolidated Leverage Ratios greater than 3.50:1.00 but less than or equal to 4:00:1.00, (b) add new “Category 5” which would apply in the event the Consolidated Leverage Ratio exceeds 4:00:1.00, in which event the Eurodollar Spread for Revolving Loans, the Base Rate Spread for Revolving Loans and the Commitment Fee Rate would increase to 3.75%, 2.75% and 0.50%, respectively, and (c) provide that Category 5 shall be applicable until the Operating Company delivers to the Administrative Agent the 2016 Financial Statements, the Q1 2017 Financial Statements and the corresponding compliance certificates and shall thereafter again be applicable commencing three Business Days after the Operating Company fails to timely deliver to the Administrative Agent any required financial statements under the Credit Agreement and continuing until the third Business Day after such financial statements are so delivered;

•	until January 1, 2018, prohibit the Partnership from increasing the regularly scheduled quarterly cash distributions permitted to be made to its partners under the Credit Agreement unless, at the time such distribution is declared and on a pro forma basis after giving effect to the payment of any such distribution the Consolidated Leverage Ratio is no greater than 3.75:1.00;

•	allow up to an aggregate of $53.0 million in realized losses in the Loan Parties’ investment portfolio for all periods to be added back for purposes of calculating Consolidated EBITDA; and

•	clarify that the Partnership is entitled to add back extraordinary, unusual or non-recurring losses, charges or expenses in calculating Consolidated EBITDA for the first two quarters of 2017, subject to a limit of $14.3 million for the period ended June 30, 2017. The Partnership intends to seek further clarification from its lenders with respect to these adjustments for periods after the second quarter of 2017.

In connection with the First Amendment each Lender was paid a fee equal to 0.25% on the amount of such Lender’s Revolving Commitment under the Credit Agreement.

The Credit Agreement provides for up to $210.0 million initial aggregate amount of Revolving Commitments, which may be increased, from time to time, in minimum increments of $5.0 million so long as the aggregate amount of such increases does not exceed $100.0 million. The Operating Company may also request the issuance of Letters of Credit for up to $15.0 million in the aggregate, of which there were $6.8 million outstanding at December 31, 2016 and none outstanding at December 31, 2015. The Maturity Date under the Credit Agreement is the earlier of (i) August 4, 2021 and (ii) the date that is six months prior to the earliest scheduled maturity date of any outstanding Permitted Unsecured Indebtedness (at present, such date is December 1, 2020, which is six months prior to June 1, 2021 maturity date of outstanding 7.875% senior notes).

As of December 31, 2016, the outstanding amount of borrowings under the Credit Agreement was $137.1 million, which was used to pay down outstanding obligations under the Prior Credit Agreement, to pay fees, costs and expenses related to the New Agreements and to fund working capital needs. Generally, proceeds of the Loans under the Credit Agreement can be used to finance the working capital needs and for other general corporate purposes of the Borrowers and Guarantors, including acquisitions and distributions permitted under the Credit Agreement. As of June 30, 2017, we estimate that we had approximately $3.5 million of total available borrowing capacity under our revolving credit facility, based on a preliminary calculation of our Consolidated Leverage Ratio.

Each Borrowing under the Credit Agreement is comprised of Base Rate Loans or Eurodollar Loans. The Loans comprising each Base Rate Borrowing (including each Swingline Loan) bear interest at the Base Rate plus the Applicable Rate, and the Loans comprising each Eurodollar Borrowing bear interest at the Eurodollar Rate plus the Applicable Rate.

The Applicable Rate is determined based on the Consolidated Leverage Ratio of the Partnership and its Subsidiaries and ranges from 1.75% to 3.75% for Eurodollar Rate Loans and 0.75% to 2.75% for Base Rate Loans. Based on our Consolidated Leverage Ratio, the Applicable Rate for Eurodollar Rate Loans is 3.25% and for Base Rate Loans is 2.25%, for the compliance period ended December 31, 2016. The Credit Agreement also requires the Borrowers to pay a quarterly unused commitment fee, which accrues at the Applicable Rate on the amount by which the commitments under the Credit Agreement exceed the usage of such commitments, and which is included within interest expense on the Partnership’s consolidated statements of operations. On December 31, 2016, the weighted average interest rate on outstanding borrowings under the Credit Agreement was 3.7%. At August 31, 2017, the Applicable Rate for Eurodollar Rate Loans was 3.75%, the Applicable Rate for Base Rate Loans was 2.75% and the weighted average interest rate on outstanding borrowings under the Credit Agreement was 5.2%.

The Credit Agreement contains financial covenants, pursuant to which the Partnership will not permit:

•	the ratio of Consolidated Funded Indebtedness to Consolidated EBITDA, or the Consolidated Leverage Ratio, as of the last day of any fiscal quarter, through the quarter ending September 30, 2017, determined for the period of four consecutive fiscal quarters ending on such date (the “Measurement Period”), to be greater than 4.25 to 1.00, which ratio will revert to 4.00:1.00 effective October 1, 2017, subject to the right under the Amended Credit Agreement to increase the Consolidated Leverage Ratio to a maximum of 4.25 to 1.00 (in case of a Designated Acquisition made subsequent to the last day of the immediately preceding fiscal quarter) as of the last day of the fiscal quarter in which such Designated Acquisition occurs and as of the last day of the immediately succeeding fiscal quarter; and

•	the ratio of Consolidated EBITDA to Consolidated Debt Service, or the Consolidated Debt Service Coverage Ratio, as of the last day of any fiscal quarter, commencing on September 30, 2016 to be less than 2.50 to 1.00 for any Measurement Period.

On December 31, 2016, our Consolidated Leverage Ratio and Consolidated Debt Service Coverage Ratio were 3.94 and 3.68, respectively.

Additional covenants include customary limitations, subject to certain exceptions, on, among others: (i) the incurrence of Indebtedness; (ii) granting of Liens; (iii) fundamental changes and dispositions; (iv) investments, loans, advances, guarantees and acquisitions; (v) swap agreements; (vi) transactions with Affiliates; (vii) Restricted Payments; and (viii) Sale and Leaseback Transactions. The Partnership was in compliance with the Original Credit Agreement covenants as of December 31, 2016, and based on preliminary information, the Partnership believes it was in compliance with the Credit Agreement covenants as of June 30, 2017.

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

At any time, we may redeem the Senior Notes, in whole or in part, at the redemption prices (expressed as percentages of the principal amount) set forth below, together with accrued and unpaid interest, if any, to the redemption date, if redeemed during the 12-month period beginning June 1 of the years indicated:

Year	Percentage
2017	103.938%
2018	101.969%
2019 and thereafter	100.000%

Subject to certain exceptions, upon the occurrence of a Change of Control (as defined in the indenture governing the Senior Notes), each holder of the Senior Notes will have the right to require us to purchase that holder’s Senior Notes for a cash price equal to 101% of the principal amounts to be purchased, plus accrued and unpaid interest.

The Senior Notes are jointly and severally guaranteed by certain of our subsidiaries. The indenture governing the Senior Notes contains covenants, including limitations of our ability to incur certain additional indebtedness and liens, make certain dividends, distributions, redemptions or investments, enter into certain transactions with affiliates, make certain asset sales, and engage in certain mergers, consolidations or sales of all or substantially all of our assets, among other items. As of December 31, 2016, we were in compliance with these covenants.

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

Since our initial public offering, the Partnership’s business thesis has been that our unitholders should, subject to capital resource limitations, receive the economic benefits of our sales of interment rights, merchandise and services, interest income and trust returns as promptly as practicable. Thus, we historically have sought to include in our distributions to unitholders for a particular financial reporting period the profit we anticipate the Partnership will generate with respect to the sales, including pre-need sales, of interment rights, merchandise and services, and trust returns during the applicable period. We generally recognize revenue from our sales of merchandise and services when the merchandise is delivered or the service is performed. Typically, we recognize revenue from an at-need sale shortly after the sale. In contrast, pre-need sales typically are sold on an installment plan, and we do not typically recognize revenue from pre-need sales of interment rights, merchandise and services until some period of time after the sale, which period in some instances and for certain elements could be many years. In order to allow our distributions for a particular period to confer upon our unitholders the economic benefits of our sales during the period, we historically have financed the increases in our accounts receivable and merchandise trust funds through borrowings (net of repayments) and the issuance of common units. Since our initial public offering, our historical consolidated statements of cash flows for the applicable periods have shown these increases in our accounts receivable and merchandise trust funds in our cash flows from operating activities and the proceeds from borrowings (net of repayments) and proceeds from issuance of common units in our cash flows from financing activities.

Agreements with the Archdiocese of Philadelphia

In accordance with the lease and management agreements with the Archdiocese of Philadelphia, we have agreed to pay to the Archdiocese aggregate fixed rent of $36.0 million in the following amounts:

Lease Years 1-5 (May 28, 2014-May 31, 2019)	None
Lease Years 6-20 (June 1, 2019-May 31, 2034)	$1,000,000 per Lease Year
Lease Years 21-25 (June 1, 2034-May 31, 2039)	$1,200,000 per Lease Year
Lease Years 26-35 (June 1, 2039-May 31, 2049)	$1,500,000 per Lease Year
Lease Years 36-60 (June 1, 2049-May 31, 2074)	None

The fixed rent for lease years 6 through 11, an aggregate of $6.0 million is deferred. If, prior to May 31, 2024, the Archdiocese terminates the agreements pursuant to its right to do so in its sole discretion during lease year 11 or we terminate the agreements as a result of a default by the Archdiocese, we are entitled to retain the deferred fixed rent. If the agreements are not terminated, the deferred fixed rent will become due and payable on or before June 30, 2024.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires making estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of actual revenue and expenses during the reporting period. Although we base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, actual results may differ from the estimates on which our financial statements are prepared at any given point of time. Changes in these estimates could materially affect our financial position, results of operations or cash flows. Significant items that are subject to such estimates and assumptions include revenue and expense accruals, fair value of merchandise and perpetual care trust assets and the allocation of purchase price to the fair value of assets acquired. A summary of the significant accounting policies we have adopted and followed in the preparation of our consolidated financial statements is included in Note 1 of Part II, Item 8. Financial Statements and Supplementary Data included in this report. The critical accounting policies and estimates we have identified are discussed below.

Cemetery Operations Revenue Recognition

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

Funeral Home Operations Revenue Recognition

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

Trust Investment Income Recognition

Sales of cemetery and funeral home merchandise and services are subject to state law. Under these laws, which vary by state, a portion of the cash proceeds received from the sale of interment rights and pre-need sales of cemetery and funeral home merchandise and services are required to be deposited into trusts. For sales of interment rights, a portion of the cash proceeds received are required to be deposited into a perpetual care trust. While the principal balance of the perpetual care trust must remain in the trust in perpetuity, we recognize investment income on such assets as revenue, excluding realized gains and losses from the sale of trust assets. For sales of cemetery and funeral home merchandise and services, a portion of the cash proceeds received are required to be deposited into a merchandise trust until the merchandise is delivered or the services are performed, at which time the funds so deposited, along with the associated investment income, may be withdrawn. Investment income from assets held in the merchandise trust is recognized as revenue when withdrawn. Amounts deposited into trusts may be invested by third-party investment managers who are selected by the Trust and Compliance Committee of the Board of Directors of our general partner (the “Trust Committee”). These investment managers are required to invest our trust funds in accordance with applicable state law and internal investment guidelines adopted by the Trust Committee. Our investment managers are monitored by investment advisors selected by the Trust Committee, who advise the Trust Committee on the determination of asset allocations, evaluate the investment managers and provide detailed monthly reports on the performance of each merchandise and perpetual care trust.

Deferred Revenues

Revenues from the sale of services and merchandise, as well as any investment income from the merchandise trusts, is deferred until such time that the services are performed or the merchandise is delivered. In addition to amounts deferred on new contracts, investment income and unrealized gains and losses on our merchandise trusts, deferred revenues includes deferred revenues from pre-need sales that were entered into by entities prior to the acquisition of those entities by us, including entities that were acquired by Cornerstone Family Services, Inc. upon its formation in 1999. We provide for a profit margin for these deferred revenues to account for the projected future costs of delivering products and providing services on pre-need contracts that we acquired through acquisitions. These revenues and their associated costs are recognized when the related merchandise is delivered or the services are performed and are presented on a gross basis on the consolidated statements of operations.

Accounts Receivable Allowance for Cancellations

At the time of a pre-need sale, we record an account receivable in an amount equal to the total contract value less any cash deposit paid net of an estimated allowance for cancellations. The allowance for cancellations is established based upon our estimate of expected cancellations and historical experiences, and is currently approximately 10% of total contract values. Future cancellation rates may differ from this current estimate. We will continue to evaluate cancellation rates and will make changes to the estimate should the need arise. Actual cancellations did not vary significantly from the estimates of expected cancellations at December 31, 2016 or 2015.

Other-Than-Temporary Impairment of Trust Assets

Assets held in our merchandise trusts are carried at fair value. Any change in unrealized gains and losses is reflected in the carrying value of the assets and is recognized as deferred revenue. Any and all investment income streams, including interest, dividends or gains and losses from the sale of trust assets, are offset against deferred revenue until such time that we deliver the underlying merchandise. Investment income generated from our merchandise trust is included in “Cemetery investment and other revenues”.

Pursuant to state law, a portion of the proceeds from the sale of cemetery property is required to be paid into perpetual care trusts. All principal must remain in this trust in perpetuity while interest and dividends may be released and used to defray cemetery maintenance costs, which are expensed as incurred. Assets in our perpetual care trusts are carried at fair value. Any change in unrealized gains and losses is reflected in the carrying value of the assets and is offset against perpetual care trust corpus.

We evaluate whether or not the assets in our merchandise and perpetual care trusts have an other-than-temporary impairment on a security-by-security basis. We determine whether or not the impairment of a fixed maturity debt security is other-than-temporary by evaluating each of the following:

•	Whether it is our intent to sell the security. If there is intent to sell, the impairment is considered to be other-than-temporary.

•	If there is no intent to sell, we evaluate if it is not more likely than not that we will be required to sell the debt security before its anticipated recovery. If we determine that it is more likely than not that we will be required to sell an impaired investment before its anticipated recovery, the impairment is considered to be other-than-temporary.

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

Valuation of Assets Acquired and Liabilities Assumed

Tangible and intangible assets acquired and liabilities assumed are recorded at their fair value and goodwill or bargain gain is recognized for any difference between the price of acquisition and our fair value determination. We have customarily estimated our purchase costs and other related transactions known to us at closing of the acquisition. To the extent that information not available to us at the closing date subsequently became available during the measurement period, we have adjusted our goodwill or bargain gain, assets, or liabilities associated with the acquisition.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired. We test goodwill for impairment using a two-step test. In the first step of the test, we compare the fair value of the reporting unit to its carrying amount, including goodwill. We determine the fair value of each reporting unit using a market multiple method to corroborate the value derived from using the income approach. We do not record an impairment of goodwill in instances where the fair value of a reporting unit exceeds its carrying amount. If the aggregate fair value of a reporting unit is less than the related carrying amount, we proceed to the second step of the test in which we would determine and record an impairment loss in an amount equal to the excess of the carrying amount of goodwill over the implied fair value.

The Partnership conducts its evaluation of goodwill impairment at the reporting unit level on an annual basis, and more frequently if events or circumstances indicate that the carrying value of a reporting unit exceeds its fair value. As of December 31, 2016, the reporting units with assigned goodwill were the Cemetery Operations and Funeral Home Operations segments. Goodwill impairment testing involves management judgment, requiring an assessment of whether the carrying value of the reporting unit can be supported by the fair value of the individual reporting unit using widely accepted valuation techniques, such as the market approach (earnings and price-to-book value multiples of comparable public companies) and/or the income approach (discounted cash flow (DCF) method).

The Partnership applied the DCF method and utilized a number of factors, including actual operating results, future business plans, economic projections and market data. The DCF method of the income approach incorporated the reporting units’ forecasted cash flows, including a terminal value to estimate the fair value of cash flows beyond the final year of the forecasts. The discount rates utilized to obtain the net present value of the reporting units’ cash flows were estimated using the capital asset pricing model. Significant inputs to this model include a risk-free rate of return, beta (which is a measure of the level of non-diversifiable risk associated with comparable companies for each specific reporting unit), market equity risk premium and in certain cases an unsystematic (Partnership-specific) risk factor. The unsystematic risk factor is the input that specifically addresses uncertainty related to the Partnership’s projections of earnings and growth, including the uncertainty related to loss expectations. The Partnership utilized discount rates that it believes adequately reflect the risk and uncertainty in the financial markets generally and specifically in its internally developed forecasts. The Partnership estimated expected rates of equity returns based on historical market returns and risk/return rates for similar industries of the reporting unit. The Partnership uses its internal forecasts to estimate future cash flows, and actual results may differ from forecasted results. Substantial value may arise from the ability to take advantage of synergies and other benefits that flow from control over another entity. Consequently, measuring the fair value of a collection of assets and liabilities that operate together in a controlled entity is different from measuring the fair value of that entity on a stand-alone basis. In most industries, including the Partnership’s, an acquiring entity typically is willing to pay more for equity securities that give it a controlling interest than an investor would pay for a number of equity securities representing less than a controlling interest. Therefore, once the above fair value calculations have been determined, the Partnership’s management also considers the inclusion of a control premium within the calculations. This control premium is judgmental and based on, among other items, observed acquisitions in the Partnership’s industry. The resultant fair values calculated for the reporting units are compared to observable metrics on large mergers and acquisitions in the Partnership’s industry to determine whether those valuations appear reasonable in management’s judgment.

The fair value determinations mentioned above require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill impairment test will prove to be accurate predictions of the future. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of the aforementioned reporting units may include such items as follows:

•	a prolonged downturn in the business environment in which the reporting units operate;

•	reporting unit performance which significantly differs from our assumptions;

•	volatility in equity and debt markets resulting in higher discount rates; and

•	unexpected regulatory changes.

As of December 31, 2016, the Partnership calculated that fair value exceeded carrying value of goodwill for its Cemetery Operations and Funeral Home Operations reporting units by approximately 29% and 41%, respectively. While historical performance and current expectations have resulted in fair values of goodwill in excess of carrying values, if our assumptions are not realized, it is possible that in the future an impairment charge may need to be recorded. However, it is not possible at this time to determine if an impairment charge would result or if any such charge would be material.

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

As of December 31, 2016, our taxable corporate subsidiaries had federal net operating loss carryforwards of approximately $295.9 million, which will begin to expire in 2017, and $374.1 million in state net operating loss carryforwards, a portion of which expires annually. Our ability to use such federal net operating loss carryforwards may be limited by changes in the ownership of our units deemed to result in an “ownership change” under the applicable provisions of the Internal Revenue Code of 1986, as amended.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

INTEREST-BEARING INVESTMENTS

Our fixed-income securities subject to market risk consist primarily of certain investments in our merchandise trusts and perpetual care trusts. As of December 31, 2016, the fair value of fixed-income securities in our merchandise trusts and perpetual care trusts represented 1.3% and 4.0%, of the fair value of total trust assets, respectively. The aggregate of the quoted fair value of these fixed-income securities was $6.5 million and $13.3 million in the merchandise trusts and perpetual care trusts, respectively, as of December 31, 2016. Holding all other variables constant, a hypothetical 1% change in variable interest rates on these fixed-income securities would change the fair market value of the assets in our merchandise trusts and perpetual care trusts each by approximately $0.1 million, based on discounted expected future cash flows. If these securities are held to maturity, no change in fair market value will be realized. Our money market and other short-term investments subject to market risk consist primarily of certain investments in our merchandise trusts and perpetual care trusts. As of December 31, 2016, the fair value of money market and short-term investments in our merchandise trusts and perpetual care trusts represented 3.4% and 4.8% of the fair value of total trust assets, respectively. The aggregate of the quoted fair value of these money market and short-term investments was $17.3 million and $16.1 million in the merchandise trusts and perpetual care trusts as of December 31, 2016, respectively. Holding all other variables constant, a hypothetical 1% change in variable interest rates on these money market and short-term investments would change the fair market value of the assets in our merchandise trusts and perpetual care trusts each by approximately $0.2 million, based on discounted expected future cash flows.

MARKETABLE EQUITY SECURITIES

Our marketable equity securities subject to market risk consist primarily of certain investments held in our merchandise trusts and perpetual care trusts. These assets consist of investments in both individual equity securities as well as closed and open-ended mutual funds. As of December 31, 2016, the fair value of marketable equity securities in our merchandise trusts and perpetual care trusts represented 7.6% and 6.8%, of the fair value of total trust assets, respectively. The aggregate of the quoted fair market value of these individual equity securities was $38.5 million and $22.7 million in our merchandise trusts and perpetual care trusts as of December 31, 2016, respectively, based on final quoted sales prices. Holding all other variables constant, a hypothetical 10% change in variable interest rates of the equity securities would change the fair market value of the assets in our merchandise trusts and perpetual care trusts each by approximately $3.9 million and $2.3 million, based on discounted expected future cash flows. As of December 31, 2016, the fair value of marketable closed and open-ended mutual funds in our merchandise trusts represented 72.3% of the fair value of total merchandise trust assets, 64.8% of which pertained to fixed-income mutual funds. As of December 31, 2016, the fair value of marketable closed and open-ended mutual funds in our perpetual care trusts represented 48.0% of total perpetual care trust assets, 79.6% of which pertained to fixed-income mutual funds. The aggregate of the quoted fair market value of these closed and open-ended mutual funds was $366.7 million and $160.2 million, respectively, in the merchandise trusts and perpetual care trusts as of December 31, 2016, based on final quoted sales prices, of which $237.6 million and $127.6 million, respectively, pertained to fixed-income mutual funds. Holding all other variables constant, a hypothetical 10% change in the average market prices of the closed and open-ended mutual funds would change the fair market value of the assets in our merchandise trusts and perpetual care trusts each by approximately $36.7 million and $16.0 million, based on discounted expected future cash flows.

OTHER INVESTMENT FUNDS

Other investment funds are measured at fair value using the net asset value per share practical expedient. This asset class is composed of fixed income funds and equity funds, which have a redemption period ranging from 30 to 90 days, and private credit funds, which have lockup periods ranging from six to ten years with three potential one year extensions at the discretion of the funds’ general partners. This asset class has an inherent valuation risk as the values provided by investment fund managers may not represent the liquidation values obtained by the trusts upon redemption or liquidation of the fund assets.

DEBT INSTRUMENTS

Our credit facility bears interest at a floating rate, based on LIBOR, which is adjusted quarterly. This subjects us to increases in interest expense resulting from movements in interest rates. As of December 31, 2016, we had $137.1 million of borrowings outstanding under our credit facility, which generally bears interest at a variable rate. Holding all other variables constant, a hypothetical 1% change in variable interest rates would change our consolidated interest expense for the twelve-month period ending December 31, 2017 by approximately $1.4 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of StoneMor GP LLC and Unitholders of StoneMor Partners L.P.

We have audited the accompanying consolidated balance sheets of StoneMor Partners L.P. and subsidiaries (the “Partnership”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, partners’ capital and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of StoneMor Partners L.P. and subsidiaries as of December 31, 2016, and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the accompanying consolidated financial statements as of December 31, 2015, and for each of the two years in the period ended December 31, 2015, have been restated to correct misstatements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 15, 2017 expressed an adverse opinion on the Partnership’s internal control over financial reporting because of material weaknesses.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

September 15, 2017

STONEMOR PARTNERS L.P.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2016	2015
Assets		(As restated - see Note 2)
Current assets:
Cash and cash equivalents	$12,570	$15,153
Accounts receivable, net of allowance	77,253	68,415
Prepaid expenses	5,532	5,367
Other current assets	23,466	20,799

Total current assets	118,821	109,734

Long-term accounts receivable, net of allowance	98,886	95,167
Cemetery property	337,315	334,457
Property and equipment, net of accumulated depreciation	118,281	116,127
Merchandise trusts, restricted, at fair value	507,079	472,368
Perpetual care trusts, restricted, at fair value	333,780	307,804
Deferred selling and obtaining costs	116,890	106,124
Deferred tax assets	64	61
Goodwill	70,436	69,851
Intangible assets	65,438	67,209
Other assets	20,023	20,618

Total assets	$1,787,013	$1,699,520

Liabilities and Partners’ Capital
Current liabilities:
Accounts payable and accrued liabilities	$35,547	$28,547
Accrued interest	1,571	1,503
Current portion, long-term debt	1,775	2,440

Total current liabilities	38,893	32,490

Long-term debt, net of deferred financing costs	300,351	316,399
Deferred revenues	866,633	791,450
Deferred tax liabilities	20,058	18,999
Perpetual care trust corpus	333,780	307,804
Other long-term liabilities	36,944	27,667

Total liabilities	1,596,659	1,494,809

Commitments and contingencies
Partners’ capital (deficit):
General partner interest	(1,914)	480
Common limited partners’ interest	192,268	204,231

Total partners’ capital	190,354	204,711

Total liabilities and partners’ capital	$1,787,013	$1,699,520

See Accompanying Notes to the Consolidated Financial Statements.

STONEMOR PARTNERS L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Years Ended December 31,
	2016	2015	2014
Revenues:		(As restated - see Note 2)
Cemetery:
Merchandise	$150,439	$143,543	$142,568
Services	57,781	59,935	54,543
Investment and other	57,506	58,769	54,472
Funeral home:
Merchandise	27,625	27,024	21,218
Services	32,879	31,048	27,626

Total revenues	326,230	320,319	300,427

Costs and Expenses:
Cost of goods sold	45,577	50,870	45,847
Cemetery expense	72,736	71,296	64,672
Selling expense	67,267	59,569	55,713
General and administrative expense	37,749	37,451	35,156
Corporate overhead	39,618	38,609	34,723
Depreciation and amortization	12,899	12,803	11,081
Funeral home expenses:
Merchandise	8,193	6,928	6,659
Services	24,772	22,969	20,487
Other	20,305	17,806	12,594

Total costs and expenses	329,116	318,301	286,932

Gain on acquisitions and divestitures	2,614	1,540	656
Legal settlement	—	(3,135)	888
Loss on early extinguishment of debt	(1,234)	—	(214)
Other losses, net	(2,900)	(296)	(440)
Interest expense	(24,488)	(22,585)	(21,610)

Loss from continuing operations before income taxes	(28,894)	(22,458)	(7,225)
Income tax benefit (expense)	(1,589)	(933)	(2,564)

Net loss	$(30,483)	$(23,391)	$(9,789)

General partner’s interest	$2,016	$3,607	$2,085
Limited partners’ interest	$(32,499)	$(26,998)	$(11,874)
Net loss per limited partner unit (basic and diluted)	$(0.94)	$(0.89)	$(0.45)
Weighted average number of limited partners’ units outstanding (basic and diluted)	34,602	30,472	26,582

See Accompanying Notes to the Consolidated Financial Statements.

STONEMOR PARTNERS L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(dollars in thousands)

	Partners’ Capital
	Outstanding Common Units	Common Limited Partners	General Partner	Total
December 31, 2013 (As restated—see Note 2)	21,377,102	$124,784	$2,219	$127,003
Issuance of common units	7,545,947	176,271	—	176,271
Common unit awards under incentive plans	168,806	1,068	—	1,068
Net income (loss)	—	(11,874)	2,085	(9,789)
Cash distributions	—	(60,015)	(2,821)	(62,836)
Unit distributions paid in kind	111,740	(2,775)	—	(2,775)

December 31, 2014 (As restated—see Note 2)	29,203,595	227,459	1,483	228,942
Issuance of common units	2,692,667	80,976	—	80,976
Common unit awards under incentive plans	7,716	1,516	—	1,516
Net income (loss)	—	(26,998)	3,607	(23,391)
Cash distributions	—	(72,902)	(4,610)	(77,512)
Unit distributions paid in kind	204,804	(5,820)	—	(5,820)

December 31, 2015 (As restated—see Note 2)	32,108,782	204,231	480	204,711
Issuance of common units	5,536,560	99,354	—	99,354
Common unit awards under incentive plans	12,067	1,147	—	1,147
Net income (loss)	—	(32,499)	2,016	(30,483)
Cash distributions	—	(74,754)	(4,410)	(79,164)
Unit distributions paid in kind	206,087	(5,211)	—	(5,211)

December 31, 2016	37,863,496	$192,268	$(1,914)	$190,354

See Accompanying Notes to the Consolidated Financial Statements.

STONEMOR PARTNERS L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2016	2015	2014
Cash Flows From Operating Activities:		(As restated - see Note 2)
Net loss	$(30,483)	$(23,391)	$(9,789)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cost of lots sold	9,581	13,103	10,291
Depreciation and amortization	12,899	12,803	11,081
Provision for cancellations	10,681	9,430	7,830
Non-cash compensation expense	1,147	1,516	1,068
Non-cash interest expense	4,430	2,949	2,939
Gain on acquisitions and divestitures	(2,614)	(1,540)	(656)
Loss on early extinguishment of debt	1,234	—	214
Other losses, net	1,947	296	440
Changes in assets and liabilities:
Accounts receivable, net of allowance	(22,816)	(18,303)	(18,186)
Merchandise trust fund	(17,101)	(44,640)	(28,828)
Other assets	(562)	(4,216)	(3,938)
Deferred selling and obtaining costs	(10,775)	(13,052)	(9,344)
Deferred revenues	54,135	66,673	54,626
Deferred taxes, net	743	(18)	1,394
Payables and other liabilities	10,321	2,452	306

Net cash provided by operating activities	22,767	4,062	19,448

Cash Flows From Investing Activities:
Cash paid for capital expenditures	(11,382)	(15,339)	(14,574)
Cash paid for acquisitions	(10,550)	(18,800)	(56,381)
Consideration for lease and management agreements	—	—	(53,000)
Proceeds from asset sales	2,803	—	297

Net cash used in investing activities	(19,129)	(34,139)	(123,658)

Cash Flows From Financing Activities:
Cash distributions	(79,164)	(77,512)	(62,836)
Proceeds from borrowings	229,595	148,295	92,865
Repayments of debt	(243,984)	(111,034)	(98,140)
Proceeds from issuance of common units, net of costs	94,314	75,156	173,497
Cost of financing activities	(6,982)	(76)	(2,950)

Net cash provided by (used in) financing activities	(6,221)	34,829	102,436

Net increase (decrease) in cash and cash equivalents	(2,583)	4,752	(1,774)
Cash and cash equivalents—Beginning of period	15,153	10,401	12,175

Cash and cash equivalents—End of period	$12,570	$15,153	$10,401

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$20,124	$19,352	$18,796
Cash paid during the period for income taxes	$2,875	$4,294	$4,315
Non-cash investing and financing activities:
Acquisition of assets by financing	$3,829	$874	$387
Acquisition of assets by assumption of directly related liability	$—	$876	$8,368

See Accompanying Notes to the Consolidated Financial Statements.

STONEMOR PARTNERS L.P.

1.	GENERAL

Nature of Operations

StoneMor Partners L.P. (the “Partnership”) is a provider of funeral and cemetery products and services in the death care industry in the United States. As of December 31, 2016, the Partnership operated 316 cemeteries in 27 states and Puerto Rico, of which 285 are owned and 31 are operated under lease, management or operating agreements. The Partnership also owned and operated 100 funeral homes in 18 states and Puerto Rico.

Basis of Presentation

The consolidated financial statements included in this Form 10-K have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts of each of the Partnership’s 100% owned subsidiaries. These statements also include the accounts of the merchandise and perpetual care trusts in which the Partnership has a variable interest and is the primary beneficiary. The Partnership operates 31 cemeteries under long-term lease, operating or management contracts. The operations of 16 of these managed cemeteries have been consolidated.

The Partnership operates 15 cemeteries under long-term leases and other agreements that do not qualify as acquisitions for accounting purposes. As a result, the Partnership did not consolidate all of the existing assets and liabilities related to these cemeteries. The Partnership has consolidated the existing assets and liabilities of the merchandise and perpetual care trusts associated with these cemeteries as variable interest entities since the Partnership controls and receives the benefits and absorbs any losses from operating these trusts. Under the long-term leases, and other agreements associated with these properties, which are subject to certain termination provisions, the Partnership is the exclusive operator of these cemeteries and earns revenues related to sales of merchandise, services and interment rights, and incurs expenses related to such sales, including the maintenance and upkeep of these cemeteries. Upon termination of these contracts, the Partnership will retain all of the benefits and related contractual obligations incurred from sales generated during the contract period. The Partnership has also recognized the existing customer contract related performance obligations that it assumed as part of these agreements.

Total revenues derived from the cemeteries under these agreements totaled approximately $57.0 million, $53.1 million and $43.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Uses and Sources of Liquidity

Our primary use of liquidity is to fund working capital requirements of our businesses, capital expenditures and for general corporate purposes, including debt repayment and distributions. As more fully discussed in Note 10, as a result of the Restatement as discussed in Note 2, the Partnership was required to obtain waivers for compliance with its covenants under the credit facility, which place further restrictions on the Partnership’s ability to increase and make distributions and obtain additional debt. Finally, the Partnership has incurred net losses for the reporting periods in this Form 10-K, and the Consolidated Leverage Ratio under the credit facility has been nearing the maximum allowed ratio under existing covenants as disclosed in Note 10.

The Partnership has taken a number of actions to continue to support its operations and meet its obligations as described more fully in Notes 10 and 17. The Partnership acknowledges that it continues to face a challenging competitive environment, and while the Partnership continues to focus on its overall profitability, including managing expenses, the Partnership reported a loss in 2016. The Partnership expects that the actions taken in 2016 and early 2017 will enhance its liquidity and financial flexibility. The Partnership will likely seek to continue to supplement cash generation with proceeds from financing activities, including borrowings under the credit facility and other borrowings, the issuance of additional limited partner units, capital contributions from the general partner and the sale of assets and other transactions.

If the Partnership continues to experience operating losses and is not able to generate additional liquidity through the mechanisms described above or through some combination of other actions, while not expected, the Partnership may be in breach of its covenants under the credit facility, and may not be able to access additional funds and the Partnership might need to secure additional sources of funds, which may or may not be available to the Partnership. Additionally, a failure to generate additional liquidity could negatively impact our access to inventory or services that are important to the operation of our business. Moreover, our ability to declare or pay future distributions may be impacted.

Summary of Significant Accounting Policies

Use of Estimates

The preparation of the Partnership’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expense during the reporting periods. The Partnership’s consolidated financial statements are based on a number of significant estimates, including revenue and expense accruals, depreciation and amortization, merchandise trusts and perpetual care trusts asset valuation, allowance for cancellations, unit-based compensation, deferred revenues, deferred merchandise trust investment earnings, deferred selling and obtaining costs, assets and liabilities obtained through business combinations and income taxes. As a result, actual results could differ from those estimates.

Accounts Receivable, Net of Allowance

The Partnership sells pre-need cemetery contracts whereby the customer enters into arrangements for future merchandise and services prior to the time of need. These sales are usually made using interest-bearing installment contracts not to exceed 60 months. The interest income is recorded when the interest amount is considered realizable and collectible, which typically coincides with cash payment. Interest income is not recognized until payments are collected in accordance with the contract. At the time of a pre-need sale, the Partnership records an account receivable in an amount equal to the total contract value less unearned finance income and any cash deposit paid, net of an estimated allowance for customer cancellations. The Partnership recognizes an allowance for cancellation of these receivables based upon its historical experience, which is recorded as a reduction in accounts receivable and a corresponding offset to deferred revenues. The Partnership recognizes an allowance for cancellation of receivables related to recognized contracts as an offset to revenue.

Management evaluates customer receivables for impairment based upon its historical experience, including the age of the receivables and the customers’ payment histories. Since the Partnership’s receivables primarily relate to pre-need sales, the Partnership has not performed the related service or fulfilled all of its obligations for the related merchandise, with respect to which limited risk of loss exists regarding accounts receivable.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments purchased with an original maturity of three months or less from the time they are acquired to be cash equivalents.

Cemetery Property

Cemetery property consists of developed and undeveloped cemetery land, constructed mausoleum crypts and lawn crypts and other cemetery property. Cemetery property is stated at cost or, upon acquisition of a business, at the fair value of the assets acquired.

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

Perpetual Care Trusts

Pursuant to state law, a portion of the proceeds from the sale of cemetery property is required to be paid into perpetual care trusts. The perpetual care trust principal does not belong to the Partnership and must remain in this trust in perpetuity while interest and dividends may be released and used to defray cemetery maintenance costs, which are expensed as incurred. The Partnership consolidates the trust into its financial statements because the trust is considered a variable interest entity for which the Partnership is the primary beneficiary. Earnings from the perpetual care trusts are recognized in current cemetery revenues (see Note 8).

Fair Value Measurements

The Partnership measures the available-for-sale securities held by its merchandise and perpetual care trusts at fair value on a recurring basis. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership utilizes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

•	Level 1—inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;

•	Level 2—inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and

•	Level 3—inputs to the valuation methodology are unobservable and significant to the fair value measurement.

An asset’s or liability’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. For additional disclosures for all of our available-for-sale securities, see Notes 7 and 8.

Inventories

Inventories are classified within other current assets on the Partnership’s consolidated balance sheet and include cemetery and funeral home merchandise valued at the lower of cost or net realizable value. Cost is determined primarily on a specific identification basis using a first-in, first-out method. Inventories were approximately $12.4 million and $12.5 million at December 31, 2016 and 2015, respectively.

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

The Partnership’s management uses all available information to make these fair value determinations, including the present values of expected future cash flows using discount rates commensurate with the risks involved in the Partnership’s assets and the available market data of the industry group. A key component of these fair value determinations is a reconciliation of the sum of the fair value calculations to the Partnership’s market capitalization. The observed market prices of individual trades of an entity’s equity securities (and thus its computed market capitalization) may not be representative of the fair value of the entity as a whole. Substantial value may arise from the ability to take advantage of synergies and other benefits that flow from control over another entity. Consequently, measuring the fair value of a collection of assets and liabilities that operate together in a controlled entity is different from measuring the fair value of that entity on a stand-alone basis. In most industries, including the Partnership’s, an acquiring entity typically is willing to pay more for equity securities that give it a controlling interest than an investor would pay for a number of equity securities representing less than a controlling interest. Therefore, once the above fair value calculations have been determined, the Partnership’s management also considers the inclusion of a control premium within the calculations. This control premium is judgmental and is based on, among other items, observed acquisitions in the Partnership’s industry. The resultant fair values calculated for the reporting units are compared to observable metrics on large mergers and acquisitions in the Partnership’s industry to determine whether those valuations appear reasonable in management’s judgment. Management will continue to evaluate goodwill at least annually, or more frequently if events or circumstances indicate that the carrying value of a reporting unit exceeds its fair value.

Intangible Assets

The Partnership has other acquired intangible assets, most of which have been recognized as a result of acquisitions and long-term lease, management and operating agreements. The Partnership amortizes these intangible assets over their estimated useful lives and periodically tests them for impairment.

Accounts Payable and Accrued Liabilities

The Partnership records liabilities for expenses incurred related to the current period in accounts payable and accrued liabilities on the Partnership’s consolidated balance sheet. At December 31, 2016 and 2015, accounts payable and accrued liabilities was comprised of accounts payable of $17.2 million and $8.7 million, respectively, accrued expenses of $9.5 million and $10.2 million, respectively, benefits and payroll liabilities of $6.6 million and $7.4 million, respectively, and tax liabilities of $2.2 million and $2.2 million, respectively.

Deferred Revenues

Revenues from the sale of services and merchandise as well as any investment income from the merchandise trusts is deferred until such time that the services are performed or the merchandise is delivered.

In addition to amounts deferred on new contracts, and investment income and unrealized gains on our merchandise trusts, deferred revenues includes deferred revenues from pre-need sales that were entered into by entities prior to the Partnership’s acquisition of those entities or the assets of those entities. The Partnership provides for a profit margin for these deferred revenues to account for the projected future costs of delivering products and providing services on pre-need contracts that the Partnership acquired through acquisition. These revenues and their associated costs are recognized when the related merchandise is delivered or services are performed and are presented on a gross basis on the consolidated statements of operations.

Cemetery Merchandise and Services Sales

The Partnership sells its merchandise and services on both a pre-need and at-need basis. Sales of at-need cemetery services and merchandise are recognized as revenue when the service is performed or merchandise is delivered.

Pre-need sales are usually made on an installment contract basis for a period not to exceed 60 months with payments of principal and interest required. For those contracts that do not bear a market rate of interest, the Partnership imputes such interest based upon the prime rate plus 150 basis points, which resulted in a rate of 4.75% for contracts entered into during the three years ended December 31, 2016, in order to segregate the principal and interest component of the total contract value.

At the time of a pre-need sale, the Partnership records an account receivable in an amount equal to the total contract value less unearned finance income and any cash deposit paid, net of an estimated allowance for customer cancellations. The revenue from both the sales and interest component is deferred. Interest revenue is recognized utilizing the effective interest method.

The allowance for customer cancellations is established based on management’s estimates of expected cancellations and historical experiences. Revenue from the sale of burial lots and constructed mausoleum crypts is deferred until such time that 10% of the sales price has been collected, at which time it is fully earned; revenues from the sale of unconstructed mausoleums are recognized using the percentage-of-completion method of accounting while revenues from cemetery merchandise and services are recognized once such merchandise is delivered (title has transferred to the customer and the merchandise is either installed or stored, at the direction of the customer, at the vendor’s warehouse or a third-party warehouse at no additional cost to us) or services are performed. Cash retained related to cancellations is recognized as revenue at the time of the cancellation.

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

Funeral Home Services and Insurance Policy Sales

Revenue from funeral home services is recognized as services are performed and merchandise is delivered. The Partnership’s funeral home operations also include revenues related to the sale of term and final expense whole life insurance. As an agent for these insurance sales, the Partnership earns and recognizes commission-related revenue streams from the sales of these policies. As the Partnership performs these services at the time of need, the Partnership recognizes funeral home revenues and receives the proceeds of the life insurance policies. The Partnership generally has a guarantee to perform services and deliver merchandise upon assignment of the policy proceeds at the time of need. The unfulfilled insurance-funded pre-need contract amounts are not reflected on the Partnership’s consolidated balance sheet as the insurance policy, including any premium payments thereon, is between the third-party insurance company and the customer, and the costs of performing and delivering on these policies are not expected to exceed the related proceeds.

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

Net Income (Loss) per Common Unit

Basic net income (loss) attributable to common limited partners per unit is computed by dividing net income (loss) attributable to common limited partners, which is determined after the deduction of the general partner’s interest, by the weighted average number of common limited partner units outstanding during the period. Net income (loss) attributable to common limited partners is determined by deducting net income (loss) attributable to participating securities, if applicable, and net income (loss) attributable to the general partner’s units. The general partner’s interest in net income (loss) is calculated on a quarterly basis based upon its units and incentive distributions to be distributed for the quarter, with a priority allocation of net income to the general partner’s incentive distributions, if any, in accordance with the partnership agreement, and the remaining net income (loss) allocated with respect to the general partner’s and limited partners’ ownership interests.

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

The following is a reconciliation of net income (loss) allocated to the common limited partners for purposes of calculating net income (loss) attributable to common limited partners per unit (in thousands):

	Years Ended December 31,
	2016	2015	2014
		(As restated - see Note 2)
Net loss	$(30,483)	$(23,391)	$(9,789)
Less: Incentive distribution right (“IDR”) payments to general partner	2,387	3,961	2,250

Net loss to allocate to general and limited partners	(32,870)	(27,352)	(12,039)
General partner’s interest excluding IDRs	(371)	(354)	(165)

Net loss attributable to common limited partners	$(32,499)	$(26,998)	$(11,874)

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

The following table sets forth the reconciliation of the Partnership’s weighted average number of common limited partner units used to compute basic net income (loss) attributable to common limited partners per unit with those used to compute diluted net income (loss) attributable to common limited partners per unit (in thousands):

	Years Ended December 31,
	2016	2015	2014
Weighted average number of common limited partner units—basic	34,602	30,472	26,582
Add effect of dilutive incentive awards (1)	—	—	—

Weighted average number of common limited partner units—diluted	34,602	30,472	26,582

(1)	The diluted weighted average number of limited partners’ units outstanding presented on the consolidated statement of operations does not include 304,494 units, 282,093 units and 164,709 units for the years ended December 31, 2016, 2015 and 2014, respectively, as their effects would be anti-dilutive.

New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU supersedes the revenue recognition requirements in FASB ASC 605, Revenue Recognition, and in most industry-specific topics. The new guidance identifies how and when entities should recognize revenue. The new rules establish a core principle requiring the recognition of revenue to depict the transfer of promised goods or services to customers in an amount reflecting the consideration to which the entity expects to be entitled in exchange for such goods or services. In connection with this new standard, the FASB has issued several amendments to ASU 2014-09, as follows:

•	In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This standard improves the implementation guidance on principal versus agent considerations and whether an entity reports revenue on a gross or net basis.

•	In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This standard clarifies identifying performance obligations and the licensing implementation guidance.

•	In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. This standard provides additional guidance on (a) the objective of the collectability criterion, (b) the presentation of sales tax collected from customers, (c) the measurement date of non-cash consideration received, (d) practical expedients in respect of contract modifications and completed contracts at transition and (e) disclosure of the effects of the accounting change in the period of adoption.

•	In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which amends certain narrow aspects of the guidance, including the disclosure of remaining performance obligations and prior-period performance obligations, as well as other amendments to the guidance on loan guarantee fees, contract costs, refund liabilities, advertising costs and the clarification of certain examples.

The new guidance in ASU 2014-09, as well as all amendments discussed above, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Management is currently evaluating the impact that adoption of this guidance will have on the financial statements of the Partnership. Management is in the process of assessing the impact of the guidance on our contracts in all our revenue streams by reviewing our current accounting policies and practices to identify potential differences that would result from applying the new requirements to our revenue contracts. Management continues to make progress on its contract reviews and is also in the process of evaluating the impact, if any, on changes to its business processes, systems and controls to support recognition and disclosure under the new guidance. The Partnership continues to evaluate and has not yet fully determined the impact of the new standard on our consolidated results of operations, financial position, cash flows and financial statement disclosures. The Partnership will adopt the requirements of the new standard upon its effective date of January 1, 2018.

In the second quarter of 2015, the FASB issued Update No. 2015-07, Fair Value Measurement (Topic 820). The amendments in this update removed the requirement to categorize within the fair value hierarchy investments for which fair value is measured using the net asset value per share practical expedient. The Partnership adopted this guidance in the current period pertaining to its new investment funds (see Notes 6, 7 and 15).

In the first quarter of 2016, the FASB issued Update No. 2016-01, Financial Instruments (Subtopic 825-10) (“ASU 2016-01”). The core principle of ASU 2016-01 is that all equity investments should be measured at fair value with changes in the fair value recognized through net income. The amendment is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is not permitted for the key aspects of the amendment. The Partnership will adopt the requirements of ASU 2016-01 upon its effective date of January 1, 2018, and is evaluating the potential impact of the adoption on its financial position, results of operations and related disclosures.

In the first quarter of 2016, the FASB issued Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The core principle of ASU 2016-02 is that all leases create an asset and a liability for lessees and recognition of those lease assets and lease liabilities represents an improvement over previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases. The amendment is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. The Partnership plans to adopt the requirements of ASU 2016-02 upon its effective date of January 1, 2019, and is evaluating the potential impact of the adoption on its financial position, results of operations and related disclosures.

In the second quarter of 2016, the FASB issued Update No. 2016-13, Credit Losses (Topic 326) (“ASU 2016-13”). The core principle of ASU 2016-13 is that all assets measured at amortized cost basis should be presented at the net amount expected to be collected using historical experience, current conditions and reasonable and supportable forecasts as a basis for credit loss estimates, instead of the probable initial recognition threshold used under current GAAP. The amendment is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years. Early application is permitted. The Partnership plans to adopt the requirements of ASU 2016-13 upon its effective date of January 1, 2020, and is evaluating the potential impact of the adoption on its financial position, results of operations and related disclosures.

In the third quarter of 2016, the FASB issued Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The core principle of ASU 2016-15 is to provide cash flow statement classification guidance. The amendment is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years. Early application is permitted. The Partnership plans to adopt the requirements of ASU 2016-15 upon its effective date of January 1, 2018, and is evaluating the potential impact of the adoption on its financial position, results of operations and related disclosures.

In the fourth quarter of 2016, the FASB issued Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). The core principle of ASU 2016-18 is to provide guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. The amendment is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years. Early application is permitted. The Partnership plans to adopt the requirements of ASU 2016-18 upon its effective date of January 1, 2018, and is evaluating the potential impact of the adoption on its financial position, results of operations and related disclosures.

In the first quarter of 2017, the FASB issued Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business. The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Partnership is evaluating the potential impact of the adoption on its financial position, results of operations and related disclosures.

In the first quarter of 2017, the FASB also issued Update No. 2017-04, Intangibles-Goodwill and Other (Topic 350) (“ASU 2017-04”) to simplify the subsequent measurement of goodwill. ASU 2017-04 eliminates Step 2 from the goodwill impairment test. Instead, impairment is defined as the amount by which the carrying value of the reporting unit exceeds its fair value, up to the total amount of goodwill. The Partnership plans to adopt the requirements of ASU 2017-04 upon its effective date of January 1, 2020, and is evaluating the impact, if any, on its financial position, results of operations and related disclosures.

2.	RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

As previously disclosed on Form 8-K filed on February 27, 2017, the Board of Directors of StoneMor GP LLC, the general partner of the Company, upon the recommendation of management, concluded certain of the Partnership’s previously issued consolidated financial statements should not be relied upon. Accordingly, this Form 10-K amends the Partnership’s audited consolidated financial statements as of December 31, 2015, and for each of the two years in the period ended December 31, 2015 and the related notes thereto, included on Form 10-K/A filed on November 9, 2016 (“Original Filing”). A summary of these accounting errors and their effect on the Partnership’s consolidated financial statements is as follows:

A.	The Partnership understated recognized revenues from the satisfaction of cemetery and funeral home performance obligations in the consolidated statement of operations. The understatement was primarily due to lags in or omissions of the data entry of a contract servicing event. The understatement was partially offset by an overstatement of recognized revenues in conjunction with the Partnership’s adjustment in the Original Filing—specifically related to revenue recognition based on inaccurate system inputs regarding deferred pre-acquisition and post-acquisition contracts. Accordingly, the accompanying consolidated financial statements as of December 31, 2015 and for each of the two years in the period ended December 31, 2015 have been restated to reflect the appropriate accuracy, timing and completeness of revenue recognition. The adjustments to correct these accounting errors resulted in a decrease in “Deferred revenues” of $37.5 million related to lags in or omissions of the data entry of a contract servicing event, an increase in “Deferred revenues” of $11.2 million related to inaccurate system inputs regarding deferred pre-acquisition contracts, a decrease in “Deferred revenues” of $5.0 million related to inaccurate system inputs regarding deferred post-acquisition contracts, and a corresponding net increase in “Partners’ capital” of $31.3 million as of December 31, 2015. In addition, the correction of these accounting errors resulted in a net increase of $1.2 million and a net decrease of $3.2 million in revenues for the years ended December 31, 2015 and 2014, respectively. These revenue adjustments resulted in decreases in related costs of $1.1 million and $1.5 million, for the years ended December 31, 2015 and 2014, respectively.

B.

In conjunction with the foregoing revenue recognition errors, on its consolidated balance sheets, the Partnership had historically (i) deferred incorrect and imprecise amounts of investment revenues and expenses related to its merchandise trusts, (ii) reserved incorrect amounts for future cancellations related to its cemetery and funeral home performance obligations, and (iii) deferred incorrect amounts of selling costs. Accordingly, to uphold the matching principle in accordance with US GAAP, the accompanying consolidated financial statements as of December 31, 2015 and for each of the two years in the period ended December 31, 2015 have been restated to reflect (i) revised periodic recognition of investment revenues and expenses, (ii) cancellation reserve adjustments, and (iii) recognition of selling expenses in proper periods. The adjustments to correct these accounting errors resulted in a decrease in “Deferred selling and obtaining costs” of $5.4 million, a decrease in “Other assets” of $0.2 million, a decrease in deferred trust revenues of $0.5 million classified within “Deferred revenues”, and a decrease in “Partners’ capital” of $5.1 million as of December 31, 2015. In addition, the correction of these accounting errors resulted in a net decrease in “Cemetery investment and other revenues” of $0.5 million and $0.3 million for the years ended December 31, 2015 and 2014, respectively, due to changes in the inputs used to calculate trust income recognition. This also resulted in an increase in “Cemetery merchandise revenues” of $0.1 million for the year ended December 31, 2014 due to a decrease in cancellation reserve expense, and an increase in “Selling expense” of $0.7 million and $0.4 million for the years ended December 31, 2015 and 2014, respectively.

C.	Certain components of “Other current assets”, “Merchandise trusts, restricted, at fair value”, “Accounts payable and accrued liabilities” and “Deferred revenues” on its consolidated balance sheets were determined to be inappropriate in the Partnership’s review of accounting policies during its ongoing remediation. The Partnership had historically presented intercompany deposits due to its merchandise and perpetual care trust funds within “Other current assets,” presented intercompany payables to its merchandise and perpetual care trusts in “Accounts payable and accrued liabilities,” and improperly excluded trust investments in insurance policies and related funeral home performance obligations from the consolidated balance sheet. Subsequent to the issuance of the Partnership’s Original Filing, however, the Partnership determined the intercompany payables and liabilities to its consolidated trust funds should be eliminated and the previously excluded trust investments and related obligations should be presented on its consolidated balance sheet. Accordingly, the accompanying consolidated balance sheet as of December 31, 2015 has been restated to reflect the appropriate presentation. The adjustments to correct these accounting errors resulted in a decrease in “Other current assets” of $4.1 million, an increase in “Merchandise trusts, restricted, at fair value” of $7.7 million, a decrease in “Accounts payable and accrued liabilities” of $4.1 million, and an increase in “Deferred revenues” of $7.7 million as of December 31, 2015.

D.	The Partnership recognized incorrect amounts of workers’ compensation and general liability insurance reserves. These reserves were understated as they excluded estimated amounts for incurred but not reported claims. Accordingly, the accompanying consolidated financial statements as of and for each of the two years in the period ended December 31, 2015 have been restated to recognize additional insurance reserves for incurred but not reported claims. In accordance with GAAP, the Partnership presents its obligations for workers’ compensation and other general claims as liabilities on its consolidated balance sheets without a reduction for the potential insurance recoveries, and separately presents the receivable for the related insurance recoveries that the Partnership expects to receive as an asset. The adjustments to correct these accounting errors resulted in an increase in “Other current assets” of $2.7 million, an increase in “Other assets” of $4.6 million, an increase in “Accounts payable and accrued liabilities” of $2.7 million, an increase in “Other long-term liabilities” of $6.2 million and a decrease in “Partners’ capital” of $1.6 million as of December 31, 2015. In addition, the correction of these accounting errors resulted in an increase in “General and administrative expense” of $1.1 million and $0.1 million and an increase in “Other funeral home expenses” of $0.3 million and $0.1 million for the years ended December 31, 2015 and 2014, respectively.

E.	The Partnership calculated the effect on income taxes derived from the foregoing accounting errors. As such, the adjustments to record the tax effects of these errors resulted in a decrease of $1.5 million in income tax expense for the year ended December 31, 2014. In addition, the adjustments to record the tax effect of these errors resulted in a decrease in “Deferred tax assets” of $0.1 million, an increase in “Deferred tax liabilities” of $1.3 million and a $1.4 million decrease in “Partners’ capital” as of December 31, 2015.

F.

Specific to the Partnership’s disclosure in Note 16, Supplemental Condensed Consolidating Financial Information, (“Note 16”) the Partnership recorded incorrect amounts for its individual cemetery and funeral home location-level equity and intercompany balances at its formation and in subsequent acquisitions. Additionally, the Partnership presented certain managed locations as guarantor subsidiaries instead of non-guarantor subsidiaries in Note 16. Accordingly, the Partnership has restated its disclosure in Note 16 to reflect these changes. Note that this adjustment had no impact to amounts presented on the face of the consolidated financial statements.

G.	The Partnership incorrectly presented the changes in “Accounts receivable, net of allowance” net of the income statement “Provision for cancellations” and omitted certain disclosures regarding the components of the changes in “Accounts receivable, net of allowance” and “Deferred revenues” in its consolidated statements of cash flows. Additionally, specific to the Partnership’s related disclosure in Note 4, Accounts Receivable, Net of Allowance, (“Note 4”) the Partnership presented activity in the allowance for cancellations that related to deferred revenues on a gross basis instead of on a net basis. Accordingly, the Partnership has restated its consolidated statements of cash flows for the years ended December 31, 2015 and 2014 to present “Provision for cancellations” on a gross basis separate from the changes in “Accounts receivable, net of allowance” within its cash flows from operating activities and presented the components of the changes in “Accounts receivable, net of allowance” and “Deferred revenues” in Note 21, Supplemental Cash Flow Information. Additionally, the Partnership has restated its disclosure in Note 4 to present the provision and cancellations of amounts recognized.

The effect of these adjustments on the Partnership’s consolidated balance sheets, statements of operations and cash flows as of and for the years ended December 31, 2015 and 2014 is summarized below for each affected caption (in thousands, except per unit data):

		As of December 31,
CONSOLIDATED BALANCE SHEET		2015
	Reference	As Filed	Restatement Adjustments	As Restated

Other current assets	C, D	$22,241	$(1,442)	$20,799
Total current assets		111,176	(1,442)	109,734
Merchandise trusts, restricted, at fair value	C	464,676	7,692	472,368
Deferred selling and obtaining costs	B	111,542	(5,418)	106,124
Deferred tax assets	E	181	(120)	61
Other assets	B, D	16,167	4,451	20,618
Total assets		1,694,357	5,163	1,699,520
Accounts payable and accrued liabilities	C	29,989	(1,442)	28,547
Total current liabilities		33,932	(1,442)	32,490
Deferred revenues	A, B, C	815,421	(23,971)	791,450
Deferred tax liabilities	E	17,747	1,252	18,999
Other long-term liabilities	D	21,508	6,159	27,667
Total liabilities		1,512,811	(18,002)	1,494,809
General partner interest	A, B, D, E	15	465	480
Common limited partners’ interest	A, B, D, E	181,531	22,700	204,231
Total partners’ capital		181,546	23,165	204,711
Total liabilities and partners’ capital		$1,694,357	$5,163	$1,699,520

		Years Ended December 31,
CONSOLIDATED STATEMENTS OF OPERATIONS		2015			2014
	Reference	As Filed	Restatement Adjustments	As Restated	As Filed	Restatement Adjustments	As Restated
Cemetery revenues:
Merchandise	A, B	$143,044	$499	$143,543	$145,922	$(3,354)	$142,568
Services	A	59,176	759	59,935	54,557	(14)	54,543
Investment and other	B	59,595	(826)	58,769	54,624	(152)	54,472
Funeral home revenues:
Merchandise	A	26,722	302	27,024	21,060	158	21,218
Total revenues		319,585	734	320,319	303,789	(3,362)	300,427
Cost of goods sold	A	52,019	(1,149)	50,870	47,311	(1,464)	45,847
Selling expense	B	58,884	685	59,569	55,277	436	55,713
General and administrative expense	D	36,371	1,080	37,451	35,110	46	35,156
Funeral home expenses:
Services	B	22,959	10	22,969	20,470	17	20,487
Other	D	17,526	280	17,806	12,581	13	12,594
Total costs and expenses		317,395	906	318,301	287,884	(952)	286,932
Income tax benefit (expense)	E	(938)	5	(933)	(4,057)	1,493	(2,564)
Net loss		(23,224)	(167)	(23,391)	(8,872)	(917)	(9,789)
General partner’s interest for the period		3,608	(1)	3,607	2,099	(14)	2,085
Limited partners’ interest for the period		(26,832)	(166)	(26,998)	(10,971)	(903)	(11,874)
Net loss per limited partner unit (basic and diluted)		$(0.88)	$(0.01)	$(0.89)	$(0.41)	$(0.04)	$(0.45)

		Years Ended December 31,
CONSOLIDATED STATEMENTS OF CASH FLOWS		2015			2014
	Reference	As Filed	Restatement Adjustments	As Restated	As Filed	Restatement Adjustments	As Restated

Net loss		$(23,224)	$(167)	$(23,391)	$(8,872)	$(917)	$(9,789)
Provision for cancellations	G	—	9,430	9,430	—	7,830	7,830
Changes in assets and liabilities:
Accounts receivable, net of allowance	G	(8,873)	(9,430)	(18,303)	(10,356)	(7,830)	(18,186)
Merchandise trust fund	C	(52,332)	7,692	(44,640)	(28,828)	—	(28,828)
Other assets	B, C, D	(2,383)	(1,833)	(4,216)	(2,798)	(1,140)	(3,938)
Deferred selling and obtaining costs	B	(13,747)	695	(13,052)	(9,797)	453	(9,344)
Deferred revenues	A, B, C	76,235	(9,562)	66,673	52,710	1,916	54,626
Deferred taxes (net)	E	(13)	(5)	(18)	2,887	(1,493)	1,394
Payables and other liabilities	C, D	(728)	3,180	2,452	(875)	1,181	306
Net cash provided by operating activities		$4,062	$—	$4,062	$19,448	$—	$19,448

The Restatement adjustments affecting the consolidated statements of cash flows for the years ended December 31, 2015 and 2014 are included in the Partnership’s net loss from operations and offset by changes in operating assets and liabilities. There were no adjustments related to cash provided by (used in) investing and financing activities.

The table below summarizes the effects of the Restatement adjustments on the consolidated statements of partners’ capital for the years ended December 31, 2015 and 2014, including the effects of the cumulative Restatement adjustments recorded to all periods prior to January 1, 2014 (in thousands):

	Common Limited Partners	General Partner	Total	Common Limited Partners	General Partner	Total	Common Limited Partners	General Partner	Total
	As Filed			Restatement Adjustments			As Restated
Capital Balance at December 31, 2013	$101,015	$1,739	$102,754	$23,769	$480	$24,249	$124,784	$2,219	$127,003
Net income (loss)	(10,971)	2,099	(8,872)	(903)	(14)	(917)	(11,874)	2,085	(9,789)
Capital Balance at December 31, 2014	204,593	1,017	205,610	22,866	466	23,332	227,459	1,483	228,942
Net income (loss)	(26,832)	3,608	(23,224)	(166)	(1)	(167)	(26,998)	3,607	(23,391)
Capital Balance at December 31, 2015	$181,531	$15	$181,546	$22,700	$465	$23,165	$204,231	$480	$204,711

3.	ACQUISITIONS

2016 Acquisitions

During the year ended December 31, 2016, the Partnership acquired the following properties and related assets, net of certain assumed liabilities:

•	Three funeral homes for cash consideration of $1.5 million on April 6, 2016; and

•	Ten cemeteries and one granite company for cash consideration of $9.1 million on August 12, 2016.

The Partnership accounted for these transactions under the acquisition method of accounting. Accordingly, the Partnership evaluated the identifiable assets acquired and liabilities assumed at their respective acquisition date fair values. All other costs incurred associated with the acquisition of the assets noted were expensed as incurred. The following table presents the Partnership’s values assigned to the assets acquired and liabilities assumed in the acquisitions (in thousands):

Assets:
Accounts receivable	$791
Cemetery property	4,612
Property and equipment	4,527
Inventory	1,900
Merchandise trusts, restricted	4,426
Perpetual care trusts, restricted	5,631
Intangible assets	508
Other assets	13

Total assets	22,408

Liabilities:
Deferred revenues	4,231
Perpetual care trust corpus	5,631
Deferred taxes	313

Total liabilities	10,175

Fair value of net assets acquired	12,233

Consideration paid—cash	10,550

Total consideration paid	10,550

Gain on bargain purchase	$2,766

Goodwill from purchase	$1,083

The Partnership recorded goodwill of $1.1 million in the Funeral Home Operations reporting segment for the properties acquired in 2016. The third quarter acquisition resulted in the recognition of a gain of $2.8 million. This gain was recorded within the consolidated statement of operations.

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

The Partnership accounted for these transactions under the acquisition method of accounting. Accordingly, the Partnership evaluated the identifiable assets acquired and liabilities assumed at their respective acquisition date fair values. All other costs incurred associated with the acquisition of the assets noted were expensed as incurred. The following table presents the Partnership’s values assigned to the assets acquired and liabilities assumed in the acquisitions (in thousands):

Assets:
Accounts receivable	$2,634
Cemetery property	5,249
Property and equipment	7,710
Inventory	53
Merchandise trusts, restricted	15,075
Perpetual care trusts, restricted	4,134
Intangible assets	406

Total assets	35,261

Liabilities:
Deferred revenues	21,026
Perpetual care trust corpus	4,134
Other liabilities	21

Total liabilities	25,181

Fair value of net assets acquired	10,080

Consideration paid—cash	18,800
Deferred cash consideration	876

Total consideration paid	19,676

Gain on bargain purchase	$921

Goodwill from purchase	$10,517

Certain provisional amounts pertaining to the 2015 acquisitions were adjusted in the second, third and fourth quarters of 2016 as the Partnership obtained additional information related to three of the acquisitions. The changes resulted in an adjustment to the gains on acquisition originally recognized during the year ended December 31, 2015, reducing the gain by $0.5 million via a loss recognized in the current period in accordance with GAAP. The Partnership recorded goodwill of $0.7 million and $9.8 million in the Cemetery Operations and Funeral Home Operations reporting segments, respectively, with regard to the properties acquired during the year ended December 31, 2015. The original gains and related adjustments pertaining to the 2015 acquisitions were recorded within the consolidated statement of operations.

2014 Acquisitions

During the year ended December 31, 2014, the Partnership acquired the following properties and related assets, net of certain assumed liabilities:

•	One cemetery for cash consideration of $0.2 million on January 16, 2014; and

•	Two funeral homes for cash consideration of $2.4 million on December 4, 2014.

The Partnership accounted for these transactions under the acquisition method of accounting. Accordingly, the Partnership evaluated the identifiable assets acquired and liabilities assumed at their respective acquisition date fair values. All other costs incurred associated with the acquisition of the assets noted were expensed as incurred. The following table presents the Partnership’s final values assigned to the assets acquired and liabilities assumed in the acquisitions (in thousands):

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

The Partnership recorded goodwill of $1.6 million in the Funeral Home Operations reporting segment with regard to the properties acquired and included in the table above during the year ended December 31, 2014.

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

The Partnership recorded goodwill of $6.1 million and $2.4 million in the Cemetery Operations and Funeral Home Operations reporting segments, respectively, with regard to the properties acquired and included in the table above during the year ended December 31, 2014.

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

Under the terms of the Lease and Management Agreements:

•	the Tenant paid $53.0 million to the Landlord at closing, and agreed to make aggregate future rental payments of $36.0 million in accordance with the following schedule:

Lease Years 1-5 (May 28, 2014-May 31, 2019)	None
Lease Years 6-20 (June 1, 2019-May 31, 2034)	$1,000,000 per Lease Year
Lease Years 21-25 (June 1, 2034-May 31, 2039)	$1,200,000 per Lease Year
Lease Years 26-35 (June 1, 2039-May 31, 2049)	$1,500,000 per Lease Year
Lease Years 36-60 (June 1, 2049-May 31, 2074)	None

•	the Lease and Management Agreements may be terminated by the Landlord during the 11th year of the lease in its sole discretion, or by either party due to default or bankruptcy by the end of the 11th year of the lease, subject to certain limitations;

•	lease payments for years 6 through 11 shall be deferred until the 11th year of the lease. If the Lease is terminated for either reason noted above, the lease payments for years 6 through 11 shall be forfeited by the Landlord. If neither party terminates the lease, the deferred lease payments for years 6 through 11 shall be due and payable on or before June 30, 2024. If the Landlord terminates the Lease during the 11th year of the Lease, it must repay the $53.0 million paid at closing by the Tenant. If the Lease is terminated for cause at any time, the $53.0 million paid by the Tenant at closing is subject to repayment, subject to certain amortization and other limitations; and

•	the Tenant also agreed to make additional rental payments equal to 51% of gross revenues generated from non-ordinary course revenues and property dispositions associated with the properties, less reasonable costs and expenses.

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

The following data presents pro forma revenues, net income (loss) and basic and diluted net income (loss) per unit for the Partnership as if the acquisitions consummated during the years ended December 31, 2016 and 2015, including the related financings, had occurred the first day of the year preceding the acquisition dates. The Partnership prepared these pro forma unaudited financial results for comparative purposes only. The results may not be indicative of the results that would have occurred if the acquisitions consummated during the years ended December 31, 2016 and 2015 and the related financings had occurred the first day of the year preceding the acquisition dates or the results that will be attained in future periods (in thousands, except per unit data):

	Years Ended December 31,
	2016	2015
		(As restated)
Revenue	$328,538	$324,253
Net loss	(34,346)	(24,199)
Net loss per limited partner unit (basic and diluted)	$(1.04)	$(.91)

Since their respective dates of acquisition, the properties acquired in 2016 have contributed $1.2 million of revenue and $1.4 million of net loss for the year ended December 31, 2016. The properties acquired in 2015 have contributed $8.7 million of revenue and $0.2 million of net income for the year ended December 31, 2016 and $2.1 million of revenue and $0.2 million of net income for the year ended December 31, 2015. The properties acquired in 2014 have contributed $47.5 million of revenue and $4.6 million of net income for the year ended December 31, 2016, $43.9 million of revenue and $5.4 million of net income for the year ended December 31, 2015 and $19.3 million of revenue and $1.6 million of net income for the year ended December 31, 2014.

4.	ACCOUNTS RECEIVABLE, NET OF ALLOWANCE

Long-term accounts receivable, net, consisted of the following (in thousands):

	December 31,
	2016	2015
Customer receivables	$223,326	$207,645
Unearned finance income	(21,034)	(20,078)
Allowance for contract cancellations	(26,153)	(23,985)

Accounts receivable, net of allowance	176,139	163,582
Less: current portion—net of allowance	77,253	68,415

Long-term portion—net of allowance	$98,886	$95,167

Activity in the allowance for contract cancellations is as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
		(As restated)
Balance—beginning of period	$23,985	$22,138	$20,275
Provision for cancellations	10,681	9,430	7,830
Cancellations	(8,513)	(7,583)	(5,967)

Balance—end of period	$26,153	$23,985	$22,138

As noted in Note 2, the Partnership has changed its presentation herein to focus only on the provision and cancellations of amounts recognized. The allowance for contract cancellations includes $17.4 million, $15.6 million and $13.8 million related to deferred revenues as of December 31, 2016, 2015, and 2014, respectively.

5.	CEMETERY PROPERTY

Cemetery property consists of the following (in thousands):

	December 31,
	2016	2015
Cemetery land	$257,914	$253,955
Mausoleum crypts and lawn crypts	79,401	80,502

Cemetery property	$337,315	$334,457

6.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31,
	2016	2015
Building and improvements	$125,442	$117,034
Furniture and equipment	56,408	54,346
Funeral home land	11,527	11,797

Property and equipment—gross	193,377	183,177
Less: accumulated depreciation	(75,096)	(67,050)

Property and equipment, net of accumulated depreciation	$118,281	$116,127

Depreciation expense was $10.6 million, $10.6 million and $8.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

7.	MERCHANDISE TRUSTS

At December 31, 2016 and 2015, the Partnership’s merchandise trusts consisted of investments in debt and equity marketable securities and cash equivalents, both directly as well as through mutual and investment funds.

All of these investments are classified as Available for Sale and accordingly, all of the assets are carried at fair value. All of these investments subject to the fair value hierarchy (see Note 1) are considered either Level 1 or Level 2 assets pursuant to the three-level hierarchy described in Note 15. There were no Level 3 assets.

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

The Partnership included $8.6 million and $8.2 million of investments held in trust by the West Virginia Funeral Directors Association at December 31, 2016 and December 31, 2015, respectively in its merchandise trust assets. As required by law, the Partnership deposits a portion of certain funeral merchandise sales in West Virginia into a trust that is held by the West Virginia Funeral Directors Association. These trusts are recognized at their account value, which approximates fair value.

A reconciliation of the Partnership’s merchandise trust activities for the years ended December 31, 2016 and 2015 is presented below (in thousands):

	Years Ended December 31,
	2016	2015
		(As restated)
Balance—beginning of period	$472,368	$484,820
Contributions	67,526	80,693
Distributions	(70,277)	(43,295)
Interest and dividends	23,977	21,859
Capital gain distributions	2,069	2,413
Realized gains and losses	9,428	13,941
Other than temporary impairment	(25,900)	(54,527)
Taxes	(1,747)	(3,271)
Fees	(3,051)	(3,296)
Unrealized change in fair value	32,686	(26,969)

Balance—end of period	$507,079	$472,368

During the years ended December 31, 2016 and 2015, purchases of available for sale securities were approximately $125.6 million and $554.7 million, respectively. During the years ended December 31, 2016 and 2015, sales, maturities and paydowns of available for sale securities were approximately $94.2 million and $522.2 million, respectively. Cash flows from pre-need contracts are presented as operating cash flows in our consolidated statement of cash flows.

The cost and market value associated with the assets held in the merchandise trusts as of December 31, 2016 and 2015 were as follows (in thousands):

December 31, 2016	Fair Value Hierarchy Level	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments	1	$17,317	$—	$—	$17,317
Fixed maturities:
U.S. governmental securities	2	172	2	(44)	130
Corporate debt securities	2	6,311	269	(202)	6,378

Total fixed maturities		6,483	271	(246)	6,508

Mutual funds—debt securities	1	236,159	1,580	(96)	237,643
Mutual funds—equity securities	1	126,215	3,361	(533)	129,043
Other investment funds (1)		60,017	603	(387)	60,233
Equity securities	1	35,079	3,640	(192)	38,527
Other invested assets	2	9,239	—	—	9,239

Total investments		$490,509	$9,455	$(1,454)	$498,510

West Virginia Trust Receivable		8,569	—	—	8,569

Total		$499,078	$9,455	$(1,454)	$507,079

(1)	Other investment funds are measured at fair value using the net asset value per share practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the balance sheet. This asset class is composed of fixed income funds and equity funds which have redemption periods ranging from 30 to 90 days.

December 31, 2015 (As restated)	Fair Value Hierarchy Level	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments	1	$35,150	$—	$—	$35,150
Fixed maturities:
U.S. governmental securities	2	98	6	(3)	101
Corporate debt securities	2	11,922	8	(546)	11,384
Other debt securities	2	7,150	11	(7)	7,154

Total fixed maturities		19,170	25	(556)	18,639

Mutual funds—debt securities	1	232,096	86	(10,713)	221,469
Mutual funds—equity securities	1	139,341	69	(12,249)	127,161
Equity securities	1	49,563	1,127	(2,474)	48,216
Other invested assets	2	9,373	—	—	9,373

Total investments		$484,693	$1,307	$(25,992)	$460,008

Assets acquired via acquisition		4,185	—	—	4,185
West Virginia Trust Receivable		8,175	—	—	8,175

Total		$497,053	$1,307	$(25,992)	$472,368

The contractual maturities of debt securities as of December 31, 2016 and 2015 were as follows below (in thousands):

December 31, 2016	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
U.S. governmental securities	$5	$48	$77	$—
Corporate debt securities	114	5,404	845	15

Total fixed maturities	$119	$5,452	$922	$15

December 31, 2015	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
U.S. governmental securities	$—	$23	$78	$—
Corporate debt securities	—	8,152	3,232	—
Other debt securities	3,520	3,634	—	—

Total fixed maturities	$3,520	$11,809	$3,310	$—

Temporary Declines in Fair Value

The Partnership evaluates declines in fair value below cost for each asset held in the merchandise trusts on a quarterly basis.

An aging of unrealized losses on the Partnership’s investments in debt and equity securities within the merchandise trusts as of December 31, 2016 and 2015 is presented below (in thousands):

	Less than 12 months		12 months or more		Total
December 31, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$—	$—	$87	$44	$87	$44
Corporate debt securities	556	6	871	196	1,427	202

Total fixed maturities	556	6	958	240	1,514	246

Mutual funds—debt securities	6,040	61	754	35	6,794	96
Mutual funds—equity securities	7,475	357	2,578	176	10,053	533
Other investment funds	37,357	387	—	—	37,357	387
Equity securities	1,292	89	413	103	1,705	192

Total	$52,720	$900	$4,703	$554	$57,423	$1,454

	Less than 12 months		12 months or more		Total
December 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$—	$—	$33	$3	$33	$3
Corporate debt securities	7,247	411	1,513	135	8,760	546
Other debt securities	2,883	7	—	—	2,883	7

Total fixed maturities	10,130	418	1,546	138	11,676	556

Mutual funds—debt securities	121,777	6,938	36,682	3,775	158,459	10,713
Mutual funds—equity securities	58,467	10,994	5,465	1,255	63,932	12,249
Equity securities	21,480	2,275	649	199	22,129	2,474

Total	$211,854	$20,625	$44,342	$5,367	$256,196	$25,992

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

Other-Than-Temporary Impairment of Trust Assets

The Partnership assesses its merchandise trust assets for other-than-temporary declines in fair value on a quarterly basis. During the year ended December 31, 2016, the Partnership determined that there were one hundred and twenty-one securities with an aggregate cost basis of approximately $265.9 million and an aggregate fair value of approximately $240.0 million, resulting in an impairment of $25.9 million, with such impairment considered to be other-than-temporary. During the year ended December 31, 2015, the Partnership determined that there were securities with an aggregate cost basis of approximately $196.8 million and an aggregate fair value of approximately $142.3 million, resulting in an impairment of $54.5 million, with such impairment considered to be other-than-temporary. Accordingly, the Partnership adjusted the cost basis of these assets to their fair value, with a corresponding adjustment to deferred revenue, on the consolidated balance sheet. This adjustment to deferred revenue will be reflected within the Partnership’s consolidated statement of operations in future periods as the underlying merchandise is delivered or the underlying service is performed.

8.	PERPETUAL CARE TRUSTS

At December 31, 2016 and 2015, the Partnership’s perpetual care trusts consisted of investments in debt and equity marketable securities and cash equivalents, both directly as well as through mutual and investment funds.

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

A reconciliation of the Partnership’s perpetual care trust activities for the years ended December 31, 2016 and 2015 is presented below (in thousands):

	Years Ended December 31,
	2016	2015
Balance—beginning of period	$307,804	$345,105
Contributions	15,701	15,919
Distributions	(17,007)	(15,003)
Interest and dividends	18,418	18,019
Capital gain distributions	1,400	1,952
Realized gains and losses	(859)	12,323
Other than temporary impairment	(4,000)	(29,047)
Taxes	(82)	(631)
Fees	(2,125)	(2,163)
Unrealized change in fair value	14,530	(38,670)

Balance—end of period	$333,780	$307,804

During the years ended December 31, 2016 and 2015, purchases of available for sale securities were approximately $266.2 million and $359.3 million, respectively. During the years ended December 31, 2016 and 2015, sales, maturities and paydowns of available for sale securities were approximately $231.5 million and $349.0 million, respectively. Cash flows from perpetual care trust related contracts are presented as operating cash flows in our consolidated statement of cash flows.

The cost and market value associated with the assets held in the perpetual care trusts as of December 31, 2016 and 2015 were as follows (in thousands):

December 31, 2016	Fair Value Hierarchy Level	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments	1	$16,113	$—	$—	$16,113
Fixed maturities:
U.S. governmental securities	2	483	14	(23)	474
Corporate debt securities	2	12,598	380	(152)	12,826

Total fixed maturities		13,081	394	(175)	13,300

Mutual funds—debt securities	1	127,033	1,187	(669)	127,551
Mutual funds—equity securities	1	30,708	1,940	(26)	32,622
Other investment funds (1)		119,196	2,672	(622)	121,246
Equity securities	1	20,978	2,150	(432)	22,696
Other invested assets	2	252	—	—	252

Total investments		$327,361	$8,343	$(1,924)	$333,780

(1)	Other investment funds are measured at fair value using the net asset value per share practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the balance sheet. This asset class is composed of fixed income funds and equity funds, which have a redemption period ranging from 30 to 90 days, and private credit funds, which have lockup periods ranging from six to ten years with three potential one year extensions at the discretion of the funds’ general partners. As of December 31, 2016 there are $45.1 million in unfunded commitments to the private credit funds, which are callable at any time.

December 31, 2015	Fair Value Hierarchy Level	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments	1	$36,618	$—	$—	$36,618
Fixed maturities:
U.S. governmental securities	2	126	14	—	140
Corporate debt securities	2	22,837	57	(845)	22,049
Other debt securities	2	36	—	(1)	35

Total fixed maturities		22,999	71	(846)	22,224

Mutual funds—debt securities	1	184,866	35	(7,180)	177,721
Mutual funds—equity securities	1	68,079	1,054	(1,713)	67,420
Equity securities	1	2,319	636	(7)	2,948
Other invested assets	2	473	1	(162)	312

Total investments		$315,354	$1,797	$(9,908)	$307,243

Assets acquired via acquisition		561	—	—	561

Total		$315,915	$1,797	$(9,908)	$307,804

The contractual maturities of debt securities as of December 31, 2016 and 2015 were as follows below (in thousands):

December 31, 2016	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
U.S. governmental securities	$110	$99	$219	$46
Corporate debt securities	340	10,865	1,545	76

Total fixed maturities	$450	$10,964	$1,764	$122

December 31, 2015	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
U.S. governmental securities	$—	$112	$28	$—
Corporate debt securities	202	16,138	5,650	59
Other debt securities	35	—	—	—

Total fixed maturities	$237	$16,250	$5,678	$59

Temporary Declines in Fair Value

The Partnership evaluates declines in fair value below cost of each individual asset held in the perpetual care trusts on a quarterly basis.

An aging of unrealized losses on the Partnership’s investments in debt and equity securities within the perpetual care trusts as of December 31, 2016 and 2015 is presented below (in thousands):

	Less than 12 months		12 months or more		Total
December 31, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$—	$—	$283	$23	$283	$23
Corporate debt securities	747	10	2,980	142	3,727	152

Total fixed maturities	747	10	3,263	165	4,010	175

Mutual funds—debt securities	24,026	620	1,908	49	25,934	669
Mutual funds—equity securities	3,836	16	452	10	4,288	26
Other investment funds	37,577	622	—	—	37,577	622
Equity securities	4,532	409	145	23	4,677	432

Total	$70,718	$1,677	$5,768	$247	$76,486	$1,924

	Less than 12 months		12 months or more		Total
December 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$—	$—	$112	$—	$112	$—
Corporate debt securities	12,482	535	4,505	310	16,987	845
Other debt securities	35	1	—	—	35	1

Total fixed maturities	12,517	536	4,617	310	17,134	846

Mutual funds—debt securities	81,215	4,263	50,774	2,917	131,989	7,180
Mutual funds—equity securities	16,514	1,363	4,308	350	20,822	1,713
Equity securities	488	6	1,137	1	1,625	7
Other invested assets	—	—	315	162	315	162

Total	$110,734	$6,168	$61,151	$3,740	$171,885	$9,908

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

Other-Than-Temporary Impairment of Trust Assets

The Partnership assesses its perpetual care trust assets for other-than-temporary declines in fair value on a quarterly basis. During the year ended December 31, 2016, the Partnership determined that there were eighty-two securities with an aggregate cost basis of approximately $66.2 million and an aggregate fair value of approximately $62.2 million, resulting in an impairment of $4.0 million, with such impairment considered to be other-than-temporary. During the year ended December 31, 2015, the Partnership determined that there were securities with an aggregate cost basis of approximately $107.7 million and an aggregate fair value of approximately $78.7 million, resulting in an impairment of $29.0 million, with such impairment considered to be other-than-temporary. Accordingly, the Partnership adjusted the cost basis of these assets to their current value and offset this change against the liability for perpetual care trust corpus.

9.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Partnership has recorded goodwill of approximately $70.4 million and $69.9 million as of December 31, 2016 and 2015, respectively. This amount represents the excess of the purchase price over the fair value of identifiable net assets acquired.

The changes in the carrying amounts of goodwill by reportable segment are as follows (in thousands):

	Cemetery Operations	Funeral Home Operations	Total
Balance at December 31, 2014	$24,186	$34,650	$58,836
Goodwill from acquisitions during 2015	1,134	9,881	11,015

Balance at December 31, 2015	25,320	44,531	69,851
Goodwill from acquisitions during 2015	(458)	(40)	(498)
Goodwill from acquisitions during 2016	—	1,083	1,083

Balance at December 31, 2016	$24,862	$45,574	$70,436

The Partnership adjusted preliminary amounts relating to 2015 acquisitions during the second and fourth quarters of 2016 as the Partnership obtained additional information. These updates resulted in a decrease in goodwill acquired from 2015 acquisitions.

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

The following table reflects the components of intangible assets at December 31, 2016 and 2015 (in thousands):

	December 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Lease and management agreements	$59,758	$(2,573)	$57,185	$59,758	$(1,577)	$58,181
Underlying contract value	6,239	(1,170)	5,069	6,239	(1,014)	5,225
Non-compete agreements	5,656	(3,956)	1,700	5,656	(3,112)	2,544
Other intangible assets	1,777	(293)	1,484	1,439	(180)	1,259

Total intangible assets	$73,430	$(7,992)	$65,438	$73,092	$(5,883)	$67,209

Amortization expense for intangible assets was $2.3 million, $2.2 million and $2.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. The following is estimated amortization expense related to intangible assets with finite lives for the periods noted below (in thousands):

2017	$2,194
2018	$1,769
2019	$1,451
2020	$1,278
2021	$1,213

10.	LONG-TERM DEBT

Total debt consists of the following at the dates indicated (in thousands):

	December 31,
	2016	2015
Credit facility	$137,125	$149,500
7.875% Senior Notes, due June 2021	172,623	172,186
Notes payable—acquisition debt	502	687
Notes payable—acquisition non-competes	928	1,629
Insurance and vehicle financing	1,807	2,336
Less deferred financing costs, net of accumulated amortization	(10,859)	(7,499)

Total debt	302,126	318,839
Less current maturities	(1,775)	(2,440)

Total long-term debt	$300,351	$316,399

Credit Facility

On August 4, 2016, StoneMor Operating LLC (the “Operating Company”), a 100% owned subsidiary of the Partnership, entered into the Credit Agreement (the “Credit Agreement”) among each of the Subsidiaries of the Operating Company (together with the Operating Company, “Borrowers”), the Lenders identified therein, Capital One, National Association (“Capital One”), as Administrative Agent, Issuing Bank and Swingline Lender, Citizens Bank of Pennsylvania, as Syndication Agent, and TD Bank, N.A. and Raymond James Bank, N.A., as

Co-Documentation Agents. In addition, on the same date, the Partnership, the Borrowers and Capital One, as Administrative Agent, entered into the Guaranty and Collateral Agreement (the “Guaranty Agreement,” and together with the Credit Agreement, “New Agreements”). The Original Agreement as amended by the amendments thereto described below is referred to in this Form 10-K as the “Credit Agreement.” Capitalized terms which are not defined in the following description of the New Agreements and the amendments thereto shall have the meaning assigned to such terms in the New Agreements, as amended.

The New Agreements replaced the Partnership’s Fourth Amended and Restated Credit Agreement, as amended with Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer and other lenders party thereto (the “Prior Credit Agreement”), Second Amended and Restated Security Agreement, and Second Amended and Restated Pledge Agreement, each dated as of December 19, 2014. The Prior Credit Agreement provided for a revolving credit facility of $180.0 million, with borrowings classified as either acquisition draws or working capital draws, maturing on December 19, 2019. In connection with entering into the Credit Agreement, the Partnership incurred an extinguishment of debt charge of approximately $1.2 million recorded in “loss on early extinguishment of debt”.

On March 15, 2017, the Borrowers, Capital One, as Administrative Agent and acting in accordance with the written consent of the Required Lenders, entered into the First Amendment to Credit Agreement. Those parties subsequently entered into a Second Amendment and Limited Waiver on July 26, 2017 and a Third Amendment and Limited Waiver effective as of August 15, 2017. The cumulative effect of these amendments was to amend the Original Credit Agreement as follows:

•	extend the deadline by which the Operating Company was required to deliver to the Administrative Agent the Partnership’s audited financial statements for the year ended December 31, 2016 (“2016 Financial Statements”) to September 15, 2017;

•	extend the deadline by which the Operating Company is required to deliver to the Administrative Agent the Partnership’s unaudited financial statements for the quarter ended March 31, 2017 (the “Q1 2017 Financial Statements”) to no later than forty-five (45) days after the date on which the Operating Company delivers the 2016 Financial Statements to the Administrative Agent;

•	extend the deadline by which the Operating Company is required to deliver to the Administrative Agent the Partnership’s unaudited financial statements for the quarter ended June 30, 2017 to no later than forty-five (45) days after the date on which the Operating Company delivers the Q1 2017 Financial Statements to the Administrative Agent, but not later than December 15, 2017;

•	require that, until the 2016 Financial Statements have been delivered to the Administrative Agent, the Operating Company deliver to the Administrative Agent financial statements within 35 days after the end of each month for the previous month and year-to-date, certified by a Financial Officer of the Operating Company;

•	increase the maximum Consolidated Leverage Ratio to 4.25:1.00 through September 30, 2017, which ratio will revert to 4.00:1.00 effective October 1, 2017, subject to the right under the Credit Agreement to increase the Consolidated Leverage Ratio to a maximum of 4.25:1.00 in connection with consummation of a Designated Acquisition;

•	amend the definition of “Applicable Rate” to (a) limit “Category 4” to Consolidated Leverage Ratios greater than 3.50:1.00 but less than or equal to 4:00:1.00, (b) add new “Category 5” which would apply in the event the Consolidated Leverage Ratio exceeds 4:00:1.00, in which event the Eurodollar Spread for Revolving Loans, the Base Rate Spread for Revolving Loans and the Commitment Fee Rate would increase to 3.75%, 2.75% and 0.50%, respectively, and (c) provide that Category 5 shall be applicable until the Operating Company delivers to the Administrative Agent the 2016 Financial Statements, the Q1 2017 Financial Statements and the corresponding compliance certificates and shall thereafter again be applicable commencing three Business Days after the Operating Company fails to timely deliver to the Administrative Agent any required financial statements under the Credit Agreement and continuing until the third Business Day after such financial statements are so delivered;

•	until January 1, 2018, prohibit the Partnership from increasing the regularly scheduled quarterly cash distributions permitted to be made to its partners under the Credit Agreement unless, at the time such distribution is declared and on a pro forma basis after giving effect to the payment of any such distribution the Consolidated Leverage Ratio is no greater than 3.75:1.00;

•	allow up to an aggregate of $53.0 million in realized losses in the Loan Parties’ investment portfolio for all periods to be added back for purposes of calculating Consolidated EBITDA; and

•	clarify that the Partnership is entitled to add back extraordinary, unusual or non-recurring losses, charges or expenses in calculating Consolidated EBITDA for the first two quarters of 2017, subject to a limit of $14.3 million for the period ended June 30, 2017. The Partnership intends to seek further clarification from its lenders with respect to these adjustments for periods after the second quarter of 2017.

In connection with the First Amendment each Lender was paid a fee equal to 0.25% on the amount of such Lender’s Revolving Commitment under the Credit Agreement.

The Credit Agreement provides for up to $210.0 million initial aggregate amount of Revolving Commitments, which may be increased, from time to time, in minimum increments of $5.0 million so long as the aggregate amount of such increases does not exceed $100.0 million. The Operating Company may also request the issuance of Letters of Credit for up to $15.0 million in the aggregate, of which there were $6.8 million outstanding at December 31, 2016 and none outstanding at December 31, 2015. The Maturity Date under the Credit Agreement is the earlier of (i) August 4, 2021 and (ii) the date that is six months prior to the earliest scheduled maturity date of any outstanding Permitted Unsecured Indebtedness (at present, such date is December 1, 2020, which is six months prior to June 1, 2021 maturity date of outstanding 7.875% senior notes).

As of December 31, 2016, the outstanding amount of borrowings under the Credit Agreement was $137.1 million, which was used to pay down outstanding obligations under the Prior Credit Agreement, to pay fees, costs and expenses related to the New Agreements and to fund working capital needs. Generally, proceeds of the Loans under the Credit Agreement can be used to finance the working capital needs and for other general corporate purposes of the Borrowers and Guarantors, including acquisitions and distributions permitted under the Credit Agreement. As of June 30, 2017, the Partnership estimates that it had approximately $3.5 million of total available borrowing capacity under its revolving credit facility, based on a preliminary calculation of its Consolidated Leverage Ratio.

Each Borrowing under the Credit Agreement is comprised of Base Rate Loans or Eurodollar Loans. The Loans comprising each Base Rate Borrowing (including each Swingline Loan) bear interest at the Base Rate plus the Applicable Rate, and the Loans comprising each Eurodollar Borrowing bear interest at the Eurodollar Rate plus the Applicable Rate.

The Applicable Rate is determined based on the Consolidated Leverage Ratio of the Partnership and its Subsidiaries and ranges from 1.75% to 3.25% for Eurodollar Rate Loans and 0.75% to 2.25% for Base Rate Loans. Based on our Consolidated Leverage Ratio for the compliance period ended December 31, 2016, the Applicable Rate for Eurodollar Rate Loans is 3.25% and for Base Rate Loans is 2.25%. The Credit Agreement also requires the Borrowers to pay a quarterly unused commitment fee, which accrues at the Applicable Rate on the amount by which the commitments under the Credit Agreement exceed the usage of such commitments, and which is included within interest expense on the Partnership’s consolidated statements of operations. On December 31, 2016, the weighted average interest rate on outstanding borrowings under the Credit Agreement was 3.7%.

The Credit Agreement contains financial covenants, pursuant to which the Partnership will not permit:

•	the ratio of Consolidated Funded Indebtedness to Consolidated EBITDA, or the Consolidated Leverage Ratio, as of the last day of any fiscal quarter, commencing on September 30, 2016, determined for the period of four consecutive fiscal quarters ending on such date (the “Measurement Period”), to be greater than 4.00 to 1.00, which may be increased to 4.25 to 1.00 (in case of a Designated Acquisition made subsequent to the last day of the immediately preceding fiscal quarter) as of the last day of the fiscal quarter in which such Designated Acquisition occurs and as of the last day of the immediately succeeding fiscal quarter; and

•	the ratio of Consolidated EBITDA to Consolidated Debt Service, or the Consolidated Debt Service Coverage Ratio, as of the last day of any fiscal quarter, commencing on September 30, 2016 to be less than 2.50 to 1.00 for any Measurement Period.

On December 31, 2016, the Partnership’s Consolidated Leverage Ratio and Consolidated Debt Service Coverage Ratio were 3.94 and 3.68, respectively.

Additional covenants under the Credit Agreement include customary limitations, subject to certain exceptions, on, among others: (i) the incurrence of Indebtedness; (ii) granting of Liens; (iii) fundamental changes and dispositions; (iv) investments, loans, advances, guarantees and acquisitions; (v) swap agreements; (vi) transactions with Affiliates; (vii) Restricted Payments; and (viii) Sale and Leaseback Transactions. The Partnership was in compliance with the Credit Agreement covenants as of December 31, 2016.

The Borrowers’ obligations under the Credit Agreement are guaranteed by the Partnership and the Borrowers. Pursuant to the Guaranty Agreement, the Borrowers’ obligations under the Credit Agreement are secured by a first priority lien and security interest (subject to permitted liens and security interests) in substantially all of the Partnership’s and Borrowers’ assets, whether then owned or thereafter acquired, excluding certain assets, which include, among others: (i) Trust Accounts, certain proceeds required by law to be placed into such Trust Accounts and funds held in such Trust Accounts; and (ii) Excluded Real Property, including owned and leased real property that may not be pledged as a matter of law.

Senior Notes

On May 28, 2013, the Partnership issued $175.0 million aggregate principal amount of 7.875% Senior Notes due 2021 (the “Senior Notes”). The Partnership pays 7.875% interest per annum on the principal amount of the Senior Notes, payable in cash semi-annually in arrears on June 1 and December 1 of each year. The net proceeds from the offering of the Senior Notes were used to retire a $150.0 million aggregate principal amount of 10.25% Senior Notes due 2017 and the remaining proceeds were used for general corporate purposes. The Senior Notes were issued at 97.832% of par resulting in gross proceeds of $171.2 million with an original issue discount of approximately $3.8 million. The Partnership incurred debt issuance costs and fees of approximately $4.6 million. These costs and fees are deferred and will be amortized over the life of the Senior Notes. The Senior Notes mature on June 1, 2021.

At any time on or after June 1, 2016, the Partnership may redeem the Senior Notes, in whole or in part, at the redemption prices (expressed as percentages of the principal amount) set forth below, together with accrued and unpaid interest, if any, to the redemption date, if redeemed during the 12-month period beginning June 1 of the years indicated:

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

The Senior Notes are jointly and severally guaranteed by certain of the Partnership’s subsidiaries. The Indenture governing the Senior Notes contains covenants, including limitations of the Partnership’s ability to incur additional indebtedness and liens, make certain dividends, distributions, redemptions or investments, enter into certain transactions with affiliates, make certain asset sales, and engage in certain mergers, consolidations or sales of all or substantially all of the Partnership’s assets, among other items. As of December 31, 2016, the Partnership was in compliance with these covenants.

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

Income tax expense (benefit) for the years ended December 31, 2016, 2015 and 2014 consisted of the following (in thousands):

	Years Ended December 31,
	2016	2015	2014
		(As restated)	(As restated)
Current provision:
State	$735	$723	$869
Federal	—	—	—
Foreign	112	229	302

Total	847	952	1,171

Deferred provision:
State	(111)	(378)	347
Federal	852	235	1,046
Foreign	1	124	—

Total	742	(19)	1,393

Total income tax expense (benefit)	$1,589	$933	$2,564

A reconciliation of the federal statutory tax rate to the Partnership’s effective tax rate is as follows:

	Years Ended December 31,
	2016	2015	2014
		(As restated)
Computed tax provision (benefit) at the applicable statutory tax rate	35.0%	35.0%	35.0%
State and local taxes net of federal income tax benefit	-1.8%	-2.6%	-15.3%
Tax exempt (income) loss	-3.4%	-4.1%	-14.5%
Change in valuation allowance	-54.5%	-65.5%	-130.8%
Partnership earnings not subject to tax	19.7%	33.0%	92.6%
Permanent differences	-0.5%	0.2%	0.9%
Other	0.0%	-0.2%	-3.4%

Effective tax rate	-5.5%	-4.2%	-35.5%

Significant components of the deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2016	2015
		(As restated)
Deferred tax assets:
Prepaid expenses	$9,570	$8,458
State net operating loss	14,557	11,953
Federal net operating loss	104,578	92,689
Foreign net operating loss	2,306	2,306
Other	67	67
Valuation allowance	(88,156)	(70,224)

Total deferred tax assets	42,922	45,249

Deferred tax liabilities:
Property, plant and equipment	11,883	9,622
Deferred revenue related to future revenues and accounts receivable	42,128	45,658
Deferred revenue related to cemetery property	8,905	8,907

Total deferred tax liabilities	62,916	64,187

Net deferred tax liabilities	$19,994	$18,938

Net deferred tax assets and liabilities were classified on the consolidated balance sheets as follows (in thousands):

	December 31,
	2016	2015
		(As restated)

Deferred tax assets	$64	$61

Noncurrent assets	64	61

Deferred tax assets	42,858	45,188
Deferred tax liabilities	62,916	64,187

Noncurrent liabilities	20,058	18,999

Net deferred tax liabilities	$19,994	$18,938

At December 31, 2016, the Partnership had available approximately less than $0.1 million of alternative minimum tax credit carryforwards, which are available indefinitely, $295.9 million of federal net operating loss carryforwards, which will begin to expire in 2017, and $374.1 million of state net operating loss carryforwards, a portion of which expires annually.

Management periodically evaluates all evidence both positive and negative in determining whether a valuation allowance to reduce the carrying value of deferred tax assets is required. The vast majority of the Partnership’s taxable subsidiaries continue to accumulate deferred tax assets that on a more likely than not basis will not be realized. A full valuation allowance continues to be maintained on these taxable subsidiaries. The valuation allowance increased from 2015 to 2016 based on two primary factors. First there was an increase in net deferred tax assets that are not more likely than not to be realized. Second there was an increase in deferred tax liabilities that will reverse outside the carryforward period for our deferred tax assets.

At December 31, 2016, based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Partnership will realize the benefits of these deductible differences. The amount of deferred tax assets considered realizable could be reduced in the future if estimates of future taxable income during the carryforward period are reduced.

In accordance with applicable accounting standards, the Partnership recognizes only the impact of income tax positions that, based upon their merits, are more likely than not to be sustained upon audit by a taxing authority. To evaluate its current tax positions in order to identify any material uncertain tax positions, the Partnership developed a policy of identifying and evaluating uncertain tax positions that considers support for each tax position, industry standards, tax return disclosures and schedules and the significance of each position. It is the Partnership’s policy to recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense. At December 31, 2016 and 2015, the Partnership had no material uncertain tax positions.

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

At December 31, 2016 and 2015, deferred revenues and related costs consisted of the following (in thousands):

	December 31,
	2016	2015
		(As restated)
Deferred contract revenues	$782,120	$736,298
Deferred merchandise trust revenue	76,512	79,837
Deferred merchandise trust unrealized gains (losses)	8,001	(24,685)

Deferred revenues	$866,633	$791,450

Deferred selling and obtaining costs	$116,890	$106,124

Deferred Revenues presented in the table above are net of the allowance for contract cancellations disclosed in Note 4.

13.	LONG-TERM INCENTIVE AND RETIREMENT PLANS

2014 Long-Term Incentive Plan

During the year ended December 31, 2014, the General Partner’s Board of Directors (the “Board”) and the Partnership’s unitholders approved a 2014 Long-Term Incentive Plan (“2014 LTIP”). The Compensation and Nominating and Governance Committee of the Board (the “Compensation Committee”) administers the 2014 LTIP. The 2014 LTIP permits the grant of awards, which may be in the form of phantom units, restricted units, unit appreciation rights (“UAR”) or unit options, including performance factors for each, covering an aggregate of 1,500,000 common units, a number that the Board may increase by up to 100,000 common units per year. At December 31, 2016, the estimated number of common units to be issued upon vesting and exercise of outstanding rights under this plan, assuming the satisfaction of the maximum conditions for performance factors, was 117,630. A cumulative number of 17,229 common units have been issued, leaving 1,365,141 common units available for future grants under the plan, assuming no increases by the Board.

Phantom Unit Awards

Phantom units represent rights to receive a common unit or an amount of cash, or a combination of both, based upon the value of a common unit. Phantom units become payable, in cash or common units, at the Partnership’s election, upon the separation of directors and executives from service or upon the occurrence of certain other events specified in the underlying agreements. Phantom units are subject to terms and conditions determined by the Compensation Committee. In tandem with phantom unit grants, the Compensation Committee may grant distribution equivalent rights (“DERs”), which are the right to receive an amount in cash or common units equal to the cash distributions made by the Partnership with respect to common unit during the period that the underlying phantom unit is outstanding. All phantom units outstanding under the 2014 LTIP at December 31, 2016 contain tandem DERs.

The following table sets forth the 2014 LTIP phantom unit award activity for the years ended December 31, 2016 and 2015, respectively:

	Years Ended December 31,
	2016	2015	2014
Outstanding, beginning of period	102,661	2,189	—
Granted (1)	131,852	122,154	2,189
Settled in common units or cash (1)	(2,774)	(14,455)	—
Performance vesting forfeiture	(114,109)	(7,227)	—

Outstanding, end of period (2)	117,630	102,661	2,189

(1)	The weighted-average grant date fair value for the unit awards on the date of grant was $24.06, $26.94 and $26.27 for the years ended December 31, 2016, 2015 and 2014, respectively. The intrinsic values of unit awards vested during the years ended December 31, 2016, 2015 and 2014 were $0.4 million, $0.6 million and $0.1 million, respectively.
(2)	Based on the closing price of the common units on December 31, 2016, the estimated intrinsic value of the outstanding unit awards was $1.0 million at December 31, 2016.

2004 Long-Term Incentive Plan

The Compensation Committee administers the Partnership’s 2004 Long-Term Incentive Plan (“2004 LTIP”). The 2004 LTIP permitted the grant of awards, which may be in the form of phantom units, restricted units, or unit appreciation rights (“UAR”). At December 31, 2016, the estimated number of common units to be issued upon vesting and exercise of outstanding rights under this plan was 205,511, based upon the closing price of our common units at December 31, 2016. A cumulative number of 626,188 common units have been issued under the 2004 LTIP. There were no awards available for grant under the 2004 LTIP at December 31, 2016 because the plan expired in 2014.

Phantom Unit Awards

Phantom units were credited to participants’ mandatory deferred compensation accounts in connection with DERs accruing on phantom units received under the 2004 LTIP. These DERs continue to accrue until the underlying securities are issued. The following table sets forth the 2004 LTIP activity related to DERs credited as phantom units to the participant’s accounts for the years ended December 31, 2016, 2015 and 2014, respectively:

	Years Ended December 31,
	2016	2015	2014
Outstanding, beginning of period	184,457	169,122	162,103
Granted (1)	21,053	15,335	23,003
Settled in common units or cash	—	—	(15,984)

Outstanding, end of period (2)	205,510	184,457	169,122

(1)	The weighted-average grant date fair value for the phantom unit awards on the date of grant was $20.27, $28.42 and $24.90 for the years ended December 31, 2016, 2015 and 2014, respectively. The intrinsic values of phantom unit awards vested during the years ended December 31, 2016, 2015 and 2014 were $0.4 million, $0.9 million and $1.0 million, respectively.
(2)	Based on the closing price of the common units on December 31, 2016, the estimated intrinsic value of the outstanding restricted phantom units was $1.8 million.

Total compensation expense for phantom unit awards under both the 2004 and 2014 plans was approximately $0.7 million, $1.0 million and $1.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Unit Appreciation Rights Awards

UAR awards represent a right to receive an amount equal to the closing price of the Partnership’s common units on the date preceding the exercise date less the exercise price of the UARs, to the extent the closing price of the Partnership’s common units on the date preceding the exercise date is in excess of the exercise price. This amount is then divided by the closing price of the Partnership’s common units on the date preceding the exercise date to determine the number of common units to be issued to the participant. UAR awards are subject to terms and conditions determined by the Compensation Committee, which may include vesting restrictions. UAR awards granted through December 31, 2016 have a five-year contractual term beginning on the grant date and vest ratably over a period of 48 months beginning on the grant date. Of the UARs outstanding at December 31, 2016, 11,823 UARs will vest within the following twelve months. The following table sets forth the UAR award activity for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
	2016	2015	2014
Outstanding, beginning of period	66,793	123,000	673,716
Granted	—	—	15,000
Exercised	—	(50,477)	(554,466)
Forfeited	(438)	(5,730)	(11,250)

Outstanding, end of period (1)	66,355	66,793	123,000

Exercisable, end of period	52,967	33,092	57,090

(1)	Based on the closing price of the common units on December 31, 2016 the estimated intrinsic value of the outstanding UARs was less than $0.1 million. The weighted average remaining contractual life for outstanding UAR awards at December 31, 2016 was 1.6 years.

At December 31, 2016, the Partnership had approximately $0.1 million of unrecognized compensation expense related to unvested UAR awards that will be recognized through the year ended December 31, 2018. The Partnership recognized total compensation expense for UAR awards of $0.1 million for each of the years ended December 31, 2016, 2015 and 2014. The Partnership issued 7,716 and 152,823 common units due to exercised UAR awards for the years ended December 31, 2015 and 2014, respectively.

The Partnership’s estimated fair value of UAR awards granted during the year ended December 31, 2014 were calculated on the grant date using the Black-Scholes-Merton option pricing model, which is based on Level 3 inputs. There were no UAR awards granted during the years ended December 31, 2016 and 2015. A summary of the weighted-average assumptions used in the valuation are presented below:

Year Ended December 31, 2014
Expected dividend yield	9.95%
Risk-free interest rate	1.06%
Expected volatility	27.13%
Expected life (in years)	3.52
Fair value per UAR granted	$1.60

The aggregate fair value of UARs granted during the year ended December 31, 2014 was approximately $0.1 million.

14.	COMMITMENTS AND CONTINGENCIES

Legal

The Partnership is currently subject to class or collective actions under the Securities Exchange Act of 1934 and for related state law claims that certain of our officers and directors breached their fiduciary duty to the Partnership and its unitholders. The Partnership could also become subject to additional claims and legal proceedings relating to the factual allegations made in these actions. While management cannot reasonably estimate the potential exposure in these matters at this time, if the Partnership does not prevail in any such proceedings, the Partnership could be required to pay substantial damages or settlement costs, subject to certain insurance coverages. Management has determined that, based on the status of the claims and legal proceedings against us, the amount of the potential losses cannot be reasonably estimated at this time. These actions are summarized below.

•	Anderson v. StoneMor Partners, LP, et al., No. 2:16-cv-06111 pending in the United States District Court for the Eastern District of Pennsylvania, and filed on November 21, 2016. The plaintiffs in this case (as well as Klein v. StoneMor Partners, LP, et al., No. 2:16-cv-06275, filed in the United States District Court for the Eastern District of Pennsylvania on December 2, 2016, which has been consolidated with this case) brought an action on behalf of a putative class of the holders of Partnership units and allege that the Partnership made misrepresentations to investors in violation of Section 10(b) of the Securities Exchange Act of 1934 by, among other things and in general, failing to clearly disclose the use of proceeds from debt and equity offerings by making allegedly false or misleading statements concerning (a) the Partnership’s strength or health in connection with a particular quarter’s distribution announcement, (b) the connection between operations and distributions and (c) the Partnership’s use of cash from equity offerings and its credit facility. Lead plaintiffs have been appointed in this case, and filed a Consolidated Amended Class Action Complaint on April 24, 2017. Defendants filed a motion to dismiss that Consolidated Amended Complaint on June 8, 2017; the motion is pending. Plaintiffs seek damages from the Partnership and certain of its officers and directors on behalf of the class of Partnership unitholders, as well as costs and attorneys’ fees.

•	Bunim v. Miller, et al., No. 2:17-cv-00519-ER, pending in the United States District Court for the Eastern District of Pennsylvania, and filed on February 6, 2017. The plaintiff in this case brought, derivatively on behalf of the Partnership, claims that StoneMor GP’s officers and directors aided and abetted in breaches of StoneMor GP’s purported fiduciary duties by, among other things and in general, allegedly making misrepresentations through the use of non-GAAP accounting standards in its public filings, by allegedly failing to clearly disclose the use of proceeds from debt and equity offerings, and by allegedly approving unsustainable distributions. The plaintiff also claims that these actions and misrepresentations give rise to causes of action for gross mismanagement, unjust enrichment, and (in connection with a purportedly misleading proxy statement filed in 2014) violations of Section 14(a) of the Securities Exchange Act of 1934. The derivative plaintiff seeks an award of damages, attorneys’ fees and costs in favor of the Partnership as nominal plaintiff, as well as general compliance and governance changes. This case has been stayed, by the agreement of the parties, pending the resolution of the motion to dismiss filed in the Anderson case.

•	Muth v. StoneMor G.P. LLC, et al., December Term, 2016, No. 01196 and Binder v. StoneMor G.P. LLC, et al., January Term, 2017, No. 04872, both pending in the Court of Common Pleas for Philadelphia County, Pennsylvania, and filed on December 20, 2016 and February 3, 2017, respectively. In these cases, the plaintiffs brought, derivatively on behalf of the Partnership, claims that StoneMor GP’s officers and directors aided and abetted in breaches of StoneMor GP’s purported fiduciary duties by, among other things and in general, allegedly making misrepresentations through the use of non-GAAP accounting standards in its public filings and by failing to clearly disclose the use of proceeds from debt and equity offerings, as well as approving unsustainable distributions. The plaintiffs also claim that these actions and misrepresentations give rise to a cause of action for unjust enrichment. The derivative plaintiffs seek an award of damages, attorneys’ fees and costs in favor of the Partnership as nominal plaintiff, as well as alterations to the procedures for electing members to the board of StoneMor GP, and other compliance and governance changes. These cases have been consolidated and stayed, by the agreement of the parties, pending the resolution of the motion to dismiss filed in the Anderson case.

The Partnership has received two subpoenas from the Philadelphia Regional Office of the Securities and Exchange Commission, Enforcement Division, in connection with a fact-finding as to whether violations of federal securities laws have occurred. The subpoenas themselves state that the fact-finding should not be construed as an indication that any violations of securities laws occurred. The first subpoena, received on April 25, 2017, sought information from us relating to, among other things, our prior restatements, financial statements, internal control over financial reporting, public disclosures, use of non-GAAP financial measures and matters pertaining to unitholder distributions and the sources of funds therefor. The second subpoena, received on July 13, 2017, sought information relating to protection of our confidential information and our policies regarding insider trading. We are cooperating with the SEC staff, have begun to deliver information requested in the first subpoena and have delivered all information requested in the second, more limited, subpoena.

The Partnership is party to other legal proceedings in the ordinary course of its business but does not expect the outcome of any proceedings, individually or in the aggregate, to have a material adverse effect on its financial position, results of operations or cash flows. The Partnership carries insurance with coverage and coverage limits that it believes to be customary in the cemetery and funeral home industry. Although there can be no assurance that such insurance will be sufficient to protect the Partnership against all contingencies, management believes that the insurance protection is reasonable in view of the nature and scope of the operations.

Leases

In 2016, the Partnership entered into capital leases that had aggregate gross and net asset values of $3.3 million and $2.9 million, respectively, at December 31, 2016.

The Partnership has noncancelable leases for equipment and office space that expire at various dates with initial terms ranging from one to twenty-five years. Certain leases provide the Partnership with the option to renew for additional periods. Where leases contain escalation clauses, rent abatements, and/or concessions, the Partnership applies them in the determination of straight-line rent expense over the lease term. Leasehold improvements are amortized over the shorter of the lease term or asset life, which may include renewal periods where the renewal is reasonably assured, and is included in the determination of straight-line rent expense. Rent expense for operating leases for the years ended December 31, 2016, 2015 and 2014 was $4.0 million, $3.4 million and $2.5 million, respectively. The aggregate amount of remaining future minimum lease payments as of December 31, 2016 is as follows (in thousands):

	Operating	Capital
2017	$4,360	$772
2018	4,358	772
2019	3,907	674
2020	2,554	448
2021	1,984	168
Thereafter	9,054	—

Total	$26,217	$2,834

Less: Interest on capital leases		(444)

Total principal payable on capital leases		$2,390

Other

During 2016, the Partnership moved its corporate headquarters to Trevose, Pennsylvania. Due to the relocation, a cease-use expense of $2.4 million was recorded in “Other gains and losses, net” on the consolidated statement of operations. This charge represents the net recognition of the discounted liability for future rent payments due under the lease on the previous headquarters, net of estimated sublease collections and deferred rent and lease incentives pertaining to the previous corporate office location.

In connection with the Partnership’s 2014 lease and management agreements with the Archdiocese of Philadelphia, it has committed to pay aggregate fixed rent of $36.0 million in the following amounts:

Lease Years 1-5 (May 28, 2014-May 31, 2019)	None
Lease Years 6-20 (June 1, 2019-May 31, 2034)	$1,000,000 per Lease Year
Lease Years 21-25 (June 1, 2034-May 31, 2039)	$1,200,000 per Lease Year
Lease Years 26-35 (June 1, 2039-May 31, 2049)	$1,500,000 per Lease Year
Lease Years 36-60 (June 1, 2049-May 31, 2074)	None

The fixed rent for lease years 6 through 11, an aggregate of $6.0 million, is deferred. If, prior to May 31, 2024, the Archdiocese terminates the agreements pursuant to a lease year 11 termination or the Partnership terminates the agreements as a result of a default by the Archdiocese, the Partnership is entitled to retain the deferred fixed rent. If the agreements are not terminated, the deferred fixed rent will become due and payable on or before June 30, 2024.

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

The Partnership’s current assets and liabilities and customer receivables on its consolidated balance sheets are similar to cash basis financial instruments, and their estimated fair values approximate their carrying values due to their short-term nature and thus are categorized as Level 1. The Partnership’s merchandise and perpetual care trusts consist of investments in debt and equity marketable securities and cash equivalents, are carried at fair value, and are considered either Level 1 or Level 2 (see Note 7 and 8). Where quoted prices are available in an active market, securities are classified as Level 1 investments pursuant to the fair value measurements hierarchy.

Where quoted market prices are not available for the specific security, fair values are estimated by using either quoted prices of securities with similar characteristics or an income approach fair value model with observable inputs that include a combination of interest rates, yield curves, credit risks, prepayment speeds, rating, and tax-exempt status. These securities are classified as Level 2 investments pursuant to the fair value measurements hierarchy. Certain investments in the merchandise and perpetual care trusts are excluded from the fair value leveling hierarchy in accordance with GAAP. These funds are measured at fair value using the net asset value per share practical expedient and have not been categorized in the fair value hierarchy.

The Partnership’s other financial instruments at December 31, 2016 and 2015 consist of its Senior Notes and outstanding borrowings under its revolving credit facility (see Note 10). The estimated fair values of the Partnership’s Senior Notes at December 31, 2016 and 2015 were $168.0 million and $179.9 million, respectively, based on trades made on those dates, compared with the carrying amounts of $172.6 million and $172.2 million, respectively. At December 31, 2016 and 2015, the carrying values of outstanding borrowings under the Partnership’s revolving credit facility (see Note 10), which bears interest at variable interest rates with maturities of 90 days or less, approximated their estimated fair values. The Senior Notes and the credit facility are valued using Level 2 inputs.

16.	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Partnership’s Senior Notes are guaranteed by StoneMor Operating LLC and its 100% owned subsidiaries, other than the co-issuer, as described below. The guarantees are full, unconditional, joint and several. The Partnership, or the “Parent”, and its 100% owned subsidiary, Cornerstone Family Services of West Virginia Subsidiary Inc., are the co-issuers of the Senior Notes. The Partnership’s audited consolidated financial statements as of and for the years ended December 31, 2016, 2015 and 2014 include the accounts of cemeteries operated under long-term lease, operating or management agreements. For the purposes of this note, these entities are deemed non-guarantor subsidiaries, as they are not 100% owned by the Partnership. The Partnership’s unaudited consolidated financial statements also contain merchandise and perpetual care trusts that are also non-guarantor subsidiaries for the purposes of this note.

As discussed in Note 2, specific to the Partnership’s disclosure in this note, the Partnership previously recorded incorrect amounts for its individual cemetery and funeral home location-level equity and intercompany balances at its formation and in subsequent acquisitions. Additionally, the Partnership presented certain managed locations as guarantor subsidiaries instead of non-guarantor subsidiaries within this note. Accordingly, the Partnership has restated its disclosure herein to reflect these changes and specifically described them within the tables below. Note that this adjustment had no impact to amounts presented on the face of the consolidated financial statements.

The financial information presented below reflects the Partnership’s standalone accounts, the combined accounts of the subsidiary co-issuer, the combined accounts of the guarantor subsidiaries, the combined accounts of the non-guarantor subsidiaries, the consolidating adjustments and eliminations and the Partnership’s consolidated accounts as of and for the years ended December 31, 2016, 2015 and 2014. The effects of the Restatement, including those adjustments not specific to this note, on the Partnership’s condensed consolidating balance sheet as of December 31, 2015 are presented below. For the purpose of the following financial information, the Partnership’s investments in its subsidiaries and the guarantor subsidiaries’ investments in their respective subsidiaries are presented in accordance with the equity method of accounting (in thousands):

CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2016	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$9,145	$3,425	$—	$12,570
Other current assets	—	4,567	83,765	17,919	—	106,251

Total current assets	—	4,567	92,910	21,344	—	118,821

Long-term accounts receivable	—	1,725	83,993	13,168	—	98,886
Cemetery property and equipment	—	930	420,077	34,589	—	455,596
Merchandise trusts	—	—	—	507,079	—	507,079
Perpetual care trusts	—	—	—	333,780	—	333,780
Deferred selling and obtaining costs	—	5,668	91,252	19,970	—	116,890
Goodwill and intangible assets	—	—	72,963	62,911	—	135,874
Other assets	—	—	17,244	2,843	—	20,087
Investments in and amounts due from affiliates eliminated upon consolidation	258,417	182,060	557,455	—	(997,932)	—

Total assets	$258,417	$194,950	$1,335,894	$995,684	$(997,932)	$1,787,013

Liabilities and Partners’ Capital
Current liabilities	$—	$320	$38,336	$237	$—	$38,893
Long-term debt, net of deferred financing costs	68,063	104,560	127,728	—	—	300,351
Deferred revenues	—	30,321	738,184	98,128	—	866,633
Perpetual care trust corpus	—	—	—	333,780	—	333,780
Other long-term liabilities	—	—	45,802	11,200	—	57,002
Due to affiliates	—	—	172,623	581,427	(754,050)	—

Total liabilities	68,063	135,201	1,122,673	1,024,772	(754,050)	1,596,659

Partners’ capital	190,354	59,749	213,221	(29,088)	(243,882)	190,354

Total liabilities and partners’ capital	$258,417	$194,950	$1,335,894	$995,684	$(997,932)	$1,787,013

December 31, 2015 (As filed)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$11,869	$3,284	$—	$15,153
Other current assets	—	4,858	78,464	12,701	—	96,023

Total current assets	—	4,858	90,333	15,985	—	111,176

Long-term accounts receivable	—	2,888	80,969	11,310	—	95,167
Cemetery property and equipment	—	1,084	418,400	31,100	—	450,584
Merchandise trusts	—	—	—	464,676	—	464,676
Perpetual care trusts	—	—	—	307,804	—	307,804
Deferred selling and obtaining costs	—	5,967	91,275	14,300	—	111,542
Goodwill and intangible assets	—	—	78,223	58,837	—	137,060
Other assets	—	—	14,153	2,195	—	16,348
Investments in and amounts due from affiliates eliminated upon consolidation	249,436	165,639	436,811	—	(851,886)	—

Total assets	$249,436	$180,436	$1,210,164	$906,207	$(851,886)	$1,694,357

Liabilities and Partners’ Capital
Current liabilities	$—	$12	$33,083	$837	$—	$33,932
Long-term debt, net of deferred financing costs	67,890	104,295	144,214	—	—	316,399
Deferred revenues	—	40,467	697,516	77,438	—	815,421
Perpetual care trust corpus	—	—	—	307,804	—	307,804
Other long-term liabilities	—	—	29,761	9,494	—	39,255
Due to affiliates	—	—	172,185	454,605	(626,790)	—

Total liabilities	67,890	144,774	1,076,759	850,178	(626,790)	1,512,811

Partners’ capital	181,546	35,662	133,405	56,029	(225,096)	181,546

Total liabilities and partners’ capital	$249,436	$180,436	$1,210,164	$906,207	$(851,886)	$1,694,357

December 31, 2015 (Restatement adjustments—see Note 2)	Parent	Subsidiary Issuer		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Eliminations		Consolidated
				A		A
Assets
Current assets:
Cash and cash equivalents	$—	$—		$(60)		$60		$—		$—
Other current assets	—	—		(2,206)		764		—		(1,442)

Total current assets	—	—		(2,266)		824		—		(1,442)

Long-term accounts receivable	—	—		(1,262)		1,262		—		—
Cemetery property and equipment	—	—		(1,586)		1,586		—		—
Merchandise trusts	—	—		—		7,692		—		7,692
Perpetual care trusts	—	—		—		—		—		—
Deferred selling and obtaining costs	—	(574)		(5,963)		1,119		—		(5,418)
Goodwill and intangible assets	—	—		(3,425)		3,425		—		—
Other assets	—	—		4,331		—		—		4,331
Investments in and amounts due from affiliates eliminated upon consolidation	23,165	44,863	C	74,998	B, C	—		(143,026)	B, C	—

Total assets	$23,165	$44,289		$64,827		$15,908		$(143,026)		$5,163

Liabilities and Partners’ Capital
Current liabilities	$—	$98		$(965)		$(575)		$—		$(1,442)
Long-term debt, net of deferred financing costs	—	—		—		—		—		—
Deferred revenues	—	(5,667)		(26,519)		8,215		—		(23,971)
Perpetual care trust corpus	—	—		—		—		—		—
Other long-term liabilities	—	—		7,411		—		—		7,411
Due to affiliates	—	—		—		93,890	B	(93,890)	B, C	—

Total liabilities	—	(5,569)		(20,073)		101,530		(93,890)		(18,002)

Partners’ capital	23,165	49,858	C	84,900	B, C	(85,622)	B	(49,136)	B, C	23,165

Total liabilities and partners’ capital	$23,165	$44,289		$64,827		$15,908		$(143,026)		$5,163

A.	The Partnership incorrectly presented certain cemeteries as guarantor subsidiaries instead of non-guarantor subsidiaries. The adjustments to correctly present these non-guarantor subsidiaries resulted in a $6.0 million decrease in “Total assets” of guarantor subsidiaries and a corresponding $6.0 million increase in “Total assets” of non-guarantor subsidiaries.
B.	The Partnership incorrectly presented certain balances for certain cemeteries under management as “Partners’ capital” instead of “Due to affiliates” of non-guarantor subsidiaries. The equity accounting adjustments to correctly present these balances resulted in an $87.1 million decrease in “Partners’ capital” and a corresponding $87.1 million increase in “Due to affiliates” of non-guarantor subsidiaries, and an $87.1 million increase in “Investments in and amounts due from affiliates eliminated upon consolidation” and a corresponding $87.1 million increase in “Partners’ capital” of guarantor subsidiaries.

C.	The Partnership recorded incorrect amounts for its cemetery and funeral home location-level equity and intercompany balances at its formation and in subsequent acquisitions. The equity accounting adjustments to correct these errors resulted in a $34.1 million decrease in the “Investments in and amounts due from affiliates eliminated upon consolidation” and a corresponding $34.1 million decrease in “Partners’ capital” of the subsidiary issuer, and a $19.8 million increase in “Investments in and amounts due from affiliates eliminated upon consolidation” and a corresponding $19.8 million increase in “Partners’ capital” of guarantor subsidiaries.

December 31, 2015 (As restated—see Note 2)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$11,809	$3,344	$—	$15,153
Other current assets	—	4,858	76,258	13,465	—	94,581

Total current assets	—	4,858	88,067	16,809	—	109,734

Long-term accounts receivable	—	2,888	79,707	12,572	—	95,167
Cemetery property and equipment	—	1,084	416,814	32,686	—	450,584
Merchandise trusts	—	—	—	472,368	—	472,368
Perpetual care trusts	—	—	—	307,804	—	307,804
Deferred selling and obtaining costs	—	5,393	85,312	15,419	—	106,124
Goodwill and intangible assets	—	—	74,798	62,262	—	137,060
Other assets	—	—	18,484	2,195	—	20,679
Investments in and amounts due from affiliates eliminated upon consolidation	272,601	210,502	511,809	—	(994,912)	—

Total assets	$272,601	$224,725	$1,274,991	$922,115	$(994,912)	$1,699,520

Liabilities and Partners’ Capital
Current liabilities	$—	$110	$32,118	$262	$—	$32,490
Long-term debt, net of deferred financing costs	67,890	104,295	144,214	—	—	316,399
Deferred revenues	—	34,800	670,997	85,653	—	791,450
Perpetual care trust corpus	—	—	—	307,804	—	307,804
Other long-term liabilities	—	—	37,172	9,494	—	46,666
Due to affiliates	—	—	172,185	548,495	(720,680)	—

Total liabilities	67,890	139,205	1,056,686	951,708	(720,680)	1,494,809

Partners’ capital	204,711	85,520	218,305	(29,593)	(274,232)	204,711

Total liabilities and partners’ capital	$272,601	$224,725	$1,274,991	$922,115	$(994,912)	$1,699,520

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Year Ended December 31, 2016	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$7,854	$270,407	$57,201	$(9,232)	$326,230
Total costs and expenses	—	(12,131)	(272,191)	(54,026)	9,232	(329,116)
Other income (loss)	—	—	(1,520)	—	—	(1,520)
Net loss from equity investment in subsidiaries	(25,049)	(33,493)	—	—	58,542	—
Interest expense	(5,434)	(8,348)	(9,859)	(847)	—	(24,488)

Income (loss) from continuing operations before income taxes	(30,483)	(46,118)	(13,163)	2,328	58,542	(28,894)

Income tax benefit (expense)	—	—	(1,589)	—	—	(1,589)

Net income (loss)	$(30,483)	$(46,118)	$(14,752)	$2,328	$58,542	$(30,483)

Year Ended December 31, 2015 (As restated— see Note 2)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$5,813	$272,193	$52,612	$(10,299)	$320,319
Total costs and expenses	—	(10,715)	(265,881)	(52,004)	10,299	(318,301)
Other income (loss)	—	—	(1,891)	—	—	(1,891)
Net loss from equity investment in subsidiaries	(17,957)	(21,819)	—	—	39,776	—
Interest expense	(5,434)	(8,348)	(8,075)	(728)	—	(22,585)

Income (loss) from continuing operations before income taxes	(23,391)	(35,069)	(3,654)	(120)	39,776	(22,458)

Income tax benefit (expense)	—	—	(933)	—	—	(933)

Net income (loss)	$(23,391)	$(35,069)	$(4,587)	$(120)	$39,776	$(23,391)

Year Ended December 31, 2014 (As restated—see Note 2)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$7,986	$286,211	$18,361	$(12,131)	$300,427
Total costs and expenses	—	(11,519)	(252,370)	(35,174)	12,131	(286,932)
Other income (loss)	—	—	890	—	—	890
Net loss from equity investment in subsidiaries	(4,355)	(15,662)	—	—	20,017	—
Interest expense	(5,434)	(8,347)	(7,430)	(399)	—	(21,610)

Income (loss) from continuing operations before income taxes	(9,789)	(27,542)	27,301	(17,212)	20,017	(7,225)

Income tax benefit (expense)	—	—	(2,564)	—	—	(2,564)

Net income (loss)	$(9,789)	$(27,542)	$24,737	$(17,212)	$20,017	$(9,789)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Year Ended December 31, 2016	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$25,985	$154	$33,635	$2,760	$(39,767)	$22,767

Cash Flows From Investing Activities:
Cash paid for acquisitions and capital expenditures	—	(154)	(16,296)	(2,679)	—	(19,129)

Investment in affiliate	(41,135)	—	—	—	41,135	—

Net cash provided by (used in) investing activities	(41,135)	(154)	(16,296)	(2,679)	41,135	(19,129)

Cash Flows From Financing Activities:
Cash distributions	(79,164)	—	—	—	—	(79,164)
Payments to affiliates	—	—	1,368	—	(1,368)	—
Net borrowings and repayments of debt	—	—	(14,389)	—	—	(14,389)
Proceeds from issuance of common units	94,314	—	—	—	—	94,314
Other financing activities	—	—	(6,982)	—	—	(6,982)

Net cash provided by (used in) financing activities	15,150	—	(20,003)	—	(1,368)	(6,221)

Net increase (decrease) in cash and cash equivalents	—	—	(2,664)	81	—	(2,583)
Cash and cash equivalents—Beginning of period	—	—	11,809	3,344	—	15,153

Cash and cash equivalents—End of period	$—	$—	$9,145	$3,425	$—	$12,570

Year Ended December 31, 2015 (As restated—see Note 2)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$2,356	$284	$14,569	$2,991	$(16,138)	$4,062

Cash Flows From Investing Activities:
Cash paid for acquisitions and capital expenditures	—	(284)	(30,864)	(2,991)	—	(34,139)

Net cash provided by (used in) investing activities	—	(284)	(30,864)	(2,991)	—	(34,139)

Cash Flows From Financing Activities:
Cash distributions	(77,512)	—	—	—	—	(77,512)
Payments to affiliates	—	—	(16,138)	—	16,138	—
Net borrowings and repayments of debt	—	—	37,261	—	—	37,261
Proceeds from issuance of common units	75,156	—	—	—	—	75,156
Other financing activities	—	—	(76)	—	—	(76)

Net cash provided by (used in) financing activities	(2,356)	—	21,047	—	16,138	34,829

Net increase (decrease) in cash and cash equivalents	—	—	4,752	—	—	4,752
Cash and cash equivalents—Beginning of period	—	—	7,057	3,344	—	10,401

Cash and cash equivalents—End of period	$—	$—	$11,809	$3,344	$—	$15,153

Year Ended December 31, 2014 (As restated—see Note 2)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$150	$30,401	$2,678	$(13,781)	$19,448

Cash Flows From Investing Activities:
Cash paid for acquisitions and capital expenditures	—	(150)	(67,777)	(2,731)	—	(70,658)
Consideration for lease and management agreements	—	—	—	(53,000)	—	(53,000)
Payments to affiliates	(110,661)	—	(53,000)	—	163,661	—

Net cash provided by (used in) investing activities	(110,661)	(150)	(120,777)	(55,731)	163,661	(123,658)

Cash Flows From Financing Activities:
Cash distributions	(62,836)	—	—	—	—	(62,836)
Payments from affiliates	—	—	96,880	53,000	(149,880)	—
Net borrowings and repayments of debt	—	—	(5,275)	—	—	(5,275)
Proceeds from issuance of common units	173,497	—	—	—	—	173,497
Other financing activities	—	—	(2,950)	—	—	(2,950)

Net cash provided by (used in) financing activities	110,661	—	88,655	53,000	(149,880)	102,436

Net increase (decrease) in cash and cash equivalents	—	—	(1,721)	(53)	—	(1,774)
Cash and cash equivalents—Beginning of period	—	—	8,778	3,397	—	12,175

Cash and cash equivalents—End of period	$—	$—	$7,057	$3,344	$—	$10,401

17.	ISSUANCES OF LIMITED PARTNER UNITS

On November 19, 2015, the Partnership entered into an equity distribution agreement (“ATM Equity Program”) with a group of banks (the “Agents”) whereby it may sell, from time to time, common units representing limited partner interests having an aggregate offering price of up to $100,000,000. During the year ended December 31, 2016, the Partnership issued 903,682 common units under the ATM Equity Program for net proceeds of $23.0 million. During the year ended December 31, 2015, the Partnership issued 277,667 common units under the ATM Equity Program for net proceeds of $7.5 million.

Pursuant to a Common Unit Purchase Agreement, dated May 19, 2014, by and between the Partnership and American Cemeteries Infrastructure Investors, LLC, a Delaware limited liability company (“ACII”), the Partnership issued 206,087 paid-in-kind units to ACII in lieu of cash distributions of $5.2 million during the year ended December 31, 2016.

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

On December 30, 2016, the Partnership sold to GP Holdings, the parent of the Partnership’s general partner, 2,332,878 common units representing limited partner interests in the Partnership at an aggregate purchase price of $20.0 million (i.e., $8.5731 per common unit, which was equal to the volume-weighted average trading price of a common unit for the twenty trading days ending on and including December 30, 2016) pursuant to a common unit purchase agreement.

On July 10, 2015, the Partnership issued 2,415,000 common units in a public offering at a price of $29.63 per unit. Net proceeds from the offering, after deducting underwriting discounts and offering expenses, were approximately $67.9 million. The proceeds were used to repay outstanding borrowings under the Partnership’s credit facility.

18.	SEGMENT INFORMATION

The Partnership’s operations include two reportable operating segments, Cemetery Operations and Funeral Home Operations. These operating segments reflect the way the Partnership manages its operations and makes business decisions as of December 31, 2016. Prior periods were revised to the current year presentation. Operating segment data for the periods indicated were as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
		(As restated)
Cemetery Operations:
Revenues	$265,726	$262,247	$251,583
Operating costs and expenses	(223,329)	(219,186)	(201,388)
Depreciation and amortization	(8,597)	(7,766)	(6,904)

Segment income	$33,800	$35,295	$43,291

Funeral Home Operations:
Revenues	$60,504	$58,072	$48,844
Operating costs and expenses	(53,270)	(47,703)	(39,740)
Depreciation and amortization	(3,378)	(3,257)	(3,200)

Segment income	$3,856	$7,112	$5,904

Reconciliation of segment income to net loss:
Cemetery Operations	$33,800	$35,295	$43,291
Funeral Home Operations	3,856	7,112	5,904

Total segment income	37,656	42,407	49,195

Corporate overhead	(39,618)	(38,609)	(34,723)
Corporate depreciation and amortization	(924)	(1,780)	(977)
Other gains (losses), net	(1,520)	(1,891)	890
Interest expense	(24,488)	(22,585)	(21,610)
Income tax benefit (expense)	(1,589)	(933)	(2,564)

Net loss	$(30,483)	$(23,391)	$(9,789)

Capital expenditures:
Cemetery Operations	$7,756	$11,853	$13,368
Funeral Home Operations	919	580	545
Corporate	2,707	2,906	661

Total capital expenditures	$11,382	$15,339	$14,574

Balance sheet information:
Cemetery Operations	$1,573,494	$1,479,187	$1,513,602
Funeral Home Operations	198,200	196,788	164,725
Corporate	15,319	23,545	17,456

Total assets	$1,787,013	$1,699,520	$1,695,783

Cemetery Operations	$24,862	$25,320	$24,186
Funeral Home Operations	45,574	44,531	34,650

Total goodwill	$70,436	$69,851	$58,836

19.	SUBSEQUENT EVENTS

On January 27, 2017, the Partnership announced a quarterly cash distribution of $0.33 per common unit pertaining to the results for the fourth quarter of 2016. The distribution was paid on February 14, 2017 to common unit holders of record as of the close of business on February 7, 2017. On April 28, 2017, the Partnership announced a quarterly cash distribution of $0.33 per common unit pertaining to the results of the first quarter of 2017. The distribution was paid on May 15, 2017 to common unit holders of record as of the close of business on May 8, 2017. A part of or all of these quarterly cash distributions may be deemed to be a return of capital for our limited partners if such quarterly cash distribution, when combined with all other cash distributions made during the calendar year, exceeds the partner’s share of taxable income for the corresponding period, depending upon the individual limited partner’s specific tax position. Because the Partnership’s general and limited partner interests have cumulative net losses as of the end of the period, the distribution represented a return of capital to those interests in accordance with US GAAP.

On March 15, 2017, the Borrowers, Capital One, as Administrative Agent and acting in accordance with the written consent of the Required Lenders, entered into the First Amendment to Credit Agreement. Those parties subsequently entered into a Second Amendment and Limited Waiver on July 26, 2017 and a Third Amendment and Limited Waiver effective as of August 15, 2017. The cumulative effect of these amendments was to amend the Original Credit Agreement as follows:

•	extend the deadline by which the Operating Company was required to deliver to the Administrative Agent the Partnership’s audited financial statements for the year ended December 31, 2016 (“2016 Financial Statements”) to September 15, 2017;

•	extend the deadline by which the Operating Company is required to deliver to the Administrative Agent the Partnership’s unaudited financial statements for the quarter ended March 31, 2017 (the “Q1 2017 Financial Statements”) to no later than forty-five (45) days after the date on which the Operating Company delivers the 2016 Financial Statements to the Administrative Agent;

•	extend the deadline by which the Operating Company is required to deliver to the Administrative Agent the Partnership’s unaudited financial statements for the quarter ended June 30, 2017 to no later than forty-five (45) days after the date on which the Operating Company delivers the Q1 2017 Financial Statements to the Administrative Agent, but not later than December 15, 2017;

•	require that, until the 2016 Financial Statements have been delivered to the Administrative Agent, the Operating Company deliver to the Administrative Agent financial statements within 35 days after the end of each month for the previous month and year-to-date, certified by a Financial Officer of the Operating Company;

•	increase the maximum Consolidated Leverage Ratio to 4.25:1.00 through September 30, 2017, which ratio will revert to 4.00:1.00 effective October 1, 2017, subject to the right under the Credit Agreement to increase the Consolidated Leverage Ratio to a maximum of 4.25:1.00 in connection with consummation of a Designated Acquisition;

•	amend the definition of “Applicable Rate” to (a) limit “Category 4” to Consolidated Leverage Ratios greater than 3.50:1.00 but less than or equal to 4:00:1.00, (b) add new “Category 5” which would apply in the event the Consolidated Leverage Ratio exceeds 4:00:1.00, in which event the Eurodollar Spread for Revolving Loans, the Base Rate Spread for Revolving Loans and the Commitment Fee Rate would increase to 3.75%, 2.75% and 0.50%, respectively, and (c) provide that Category 5 shall be applicable until the Operating Company delivers to the Administrative Agent the 2016 Financial Statements, the Q1 2017 Financial Statements and the corresponding compliance certificates and shall thereafter again be applicable commencing three Business Days after the Operating Company fails to timely deliver to the Administrative Agent any required financial statements under the Credit Agreement and continuing until the third Business Day after such financial statements are so delivered;

•

until January 1, 2018, prohibit the Partnership from increasing the regularly scheduled quarterly cash distributions permitted to be made to its partners under the Credit Agreement unless, at the time such distribution is declared and on a pro forma basis after giving effect to the payment of any such distribution the Consolidated Leverage Ratio is no greater than 3.75:1.00;

•	allow up to an aggregate of $53.0 million in realized losses in the Loan Parties’ investment portfolio for all periods to be added back for purposes of calculating Consolidated EBITDA; and

•	clarify that the Partnership is entitled to add back extraordinary, unusual or non-recurring losses, charges or expenses in calculating Consolidated EBITDA for the first two quarters of 2017, subject to a limit of $14.3 million for the period ended June 30, 2017. The Partnership intends to seek further clarification from its lenders with respect to these adjustments for periods after the second quarter of 2017.

20.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The Partnership has restated the consolidated statements of operations for the year ended December 31, 2015 for certain errors as discussed in Note 2. Accordingly, the tables below present quarterly results of operations for the years ended December 31, 2016 and 2015, as revised to give effect to the Restatement:

	As Filed	Restatement Adjustments	As Restated
	(in thousands, except per unit data)
Quarter Ended March 31, 2016:
Revenues	$76,929	$1,243	$78,172
Net income (loss)	(7,475)	1,082	(6,393)
General partner’s interest in net income (loss) for the period	1,088	13	1,101
Limited partners’ interest in net income (loss) for the period	(8,563)	1,069	(7,494)
Net income (loss) per limited partner unit (basic and diluted):	(0.26)	0.03	(0.23)

Quarter Ended March 31, 2015:
Revenues	70,493	18	70,511
Net income (loss)	(8,510)	180	(8,330)
General partner’s interest in net income (loss) for the period	685	2	687
Limited partners’ interest in net income (loss) for the period	(9,195)	178	(9,017)
Net income (loss) per limited partner unit (basic and diluted):	(0.31)	—	(0.31)

Quarter Ended June 30, 2016:
Revenues	78,282	696	78,978
Net income (loss)	(8,651)	507	(8,144)
General partner’s interest in net income (loss) for the period	1,085	6	1,091
Limited partners’ interest in net income (loss) for the period	(9,736)	501	(9,235)
Net income (loss) per limited partner unit (basic and diluted):	(0.28)	0.01	(0.27)

Quarter Ended June 30, 2015:
Revenues	84,513	555	85,068
Net income (loss)	(4,644)	669	(3,975)
General partner’s interest in net income (loss) for the period	899	9	908
Limited partners’ interest in net income (loss) for the period	(5,543)	660	(4,883)
Net income (loss) per limited partner unit (basic and diluted):	(0.19)	0.02	(0.17)

Quarter Ended September 30, 2016:
Revenues	78,536	2,237	80,773
Net income (loss)	(11,644)	1,695	(9,949)
General partner’s interest in net income (loss) for the period	(130)	19	(111)
Limited partners’ interest in net income (loss) for the period	(11,514)	1,676	(9,838)
Net income (loss) per limited partner unit (basic and diluted):	(0.32)	0.04	(0.28)

	As Filed	Restatement Adjustments	As Restated
	(in thousands, except per unit data)
Quarter Ended September 30, 2015:
Revenues	81,768	99	81,867
Net income (loss)	(3,260)	195	(3,065)
General partner’s interest in net income (loss) for the period	1,020	2	1,022
Limited partners’ interest in net income (loss) for the period	(4,280)	193	(4,087)
Net income (loss) per limited partner unit (basic and diluted):	(0.14)	0.01	(0.13)

Quarter Ended December 31, 2016:
Revenues	88,307	—	88,307
Net income (loss)	(5,997)	—	(5,997)
General partner’s interest in net income (loss) for the period	(65)	—	(65)
Limited partners’ interest in net income (loss) for the period	(5,932)	—	(5,932)
Net income (loss) per limited partner unit (basic and diluted):	(0.14)	—	(0.14)

Quarter Ended December 31, 2015:
Revenues	82,811	62	82,873
Net income (loss)	(6,810)	(1,211)	(8,021)
General partner’s interest in net income (loss) for the period	1,004	(14)	990
Limited partners’ interest in net income (loss) for the period	(7,814)	(1,197)	(9,011)
Net income (loss) per limited partner unit (basic and diluted):	(0.25)	(0.03)	(0.28)

Net income (loss) per limited partner unit is computed independently for each quarter and the full year based upon respective average units outstanding. Therefore, the sum of the quarterly per unit amounts may not equal the annual per share amounts.

21.	SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION

The tables presented below provide supplemental information to the consolidated statements of cash flows regarding contract origination and maturity activity included in the pertinent captions on the Partnership’s consolidated statements of cash flows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Pre-need/at-need contract originations (sales on credit)	$(114,304)	$(124,313)	$(130,321)
Cash receipts from sales on credit (post-origination)	91,488	106,010	112,135

Changes in Accounts receivable, net of allowance	$(22,816)	$(18,303)	$(18,186)

	Years Ended December 31,
	2016	2015	2014
Deferrals:
Cash receipts from customer deposits at origination, net of refunds	$151,461	$144,682	$126,411
Withdrawals of realized income from merchandise trusts during the period	14,397	14,682	19,810
Pre-need/at-need contract originations (sales on credit)	114,304	124,313	130,321
Undistributed merchandise trust investment earnings, net	11,056	16,048	11,108
Recognition:
Merchandise trust investment income, net withdrawn as of end of period	(11,051)	(14,313)	(14,260)
Recognized maturities of customer contracts collected as of end of period	(196,123)	(190,744)	(187,202)
Recognized maturities of customer contracts uncollected as of end of period	(29,909)	(27,995)	(31,562)

Changes in Deferred revenues	$54,135	$66,673	$54,626

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Partnership maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

Our management, including the CEO and CFO, evaluated the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2016. Based on such evaluation, our CEO and CFO concluded the disclosure controls and procedures were not effective due to the identification of material weaknesses in internal control over financial reporting as described below.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Management’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and directors of the Partnership; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Partnership’s annual or interim financial statements will not be prevented or detected on a timely basis.

We conducted an evaluation of the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2016 based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on

our assessment, we concluded that the Partnership did not maintain effective internal control over financial reporting as of December 31, 2016 as a result of the material weaknesses described below:

A.	Control environment, control activities and monitoring:

The Partnership did not design and maintain effective internal control over financial reporting related to control environment, control activities and monitoring based on the criteria established in the COSO Framework including more specifically:

•	Competency of resources: Management did not effectively execute a strategy to hire, train and retain a sufficient complement of personnel with an appropriate level of training, knowledge and experience in certain areas important to financial reporting; and

•	Deployment and oversight of control activities: Management did not implement effective oversight to support deployment of control activities due to (a) failure to establish clear accountability for the performance of internal control over financial reporting responsibilities in certain areas important to financial reporting and (b) failure to prioritize and implement related corrective actions in a timely manner.

B.	Establishment and review of certain accounting policies:

The Partnership’s controls applicable to establishment, periodic review for ongoing relevance and consistent application of material accounting policies in conformity with GAAP including (i) revenue recognition, (ii) insurance-related assets and liabilities and (iii) financial statement presentation, were not appropriately designed. Additionally, the Partnership’s review controls did not operate at the appropriate level of precision to identify all instances of material non-compliance with GAAP.

As noted above, the Partnership reported a material weakness in control environment relating to Competency of resources and Deployment and oversight of control activities, which contributed to this material weakness.

Refer to Note 2, Restatement of Previously Issued Consolidated Financial Statements (“Note 2”), to the consolidated financial statements included in “Item 8 – Financial Statements and Supplementary Data” to this Form 10-K (“Item 8”) for the corrections in the consolidated financial statements as of December 31, 2015 and for the years ended December 31, 2015 and 2014 related to each item below.

•	Revenue recognition – refer to tickmarks A and B in Note 2

•	Insurance-related assets and liabilities – refer to tickmark D in Note 2

•	Financial statement presentation – refer to tickmark C in Note 2

C.	Reconciliation of certain general ledger accounts to supporting details:

The Partnership’s controls over the reconciliation of amounts recorded in the general ledger to relevant supporting details for “Cemetery property” and “Deferred revenues” on the consolidated balance sheet were not designed appropriately or failed to operate effectively. Management has identified that the specified general ledger account balances were not always reconciled to supporting documentation. Further, the review of reconciliations, and analysis of corresponding trends in account balances, was not carried out at a sufficiently detailed level to prevent or detect a material misstatement.

As noted above, the Partnership reported a material weakness in control environment relating to Competency of resources and Deployment and oversight of control activities, which contributed to this material weakness.

Refer to tickmark A in Note 2 to the consolidated financial statements included in Item 8 for the corrections in the consolidated financial statements as of December 31, 2015 and for the years ended December 31, 2015 and 2014 related to the reconciliation of “Deferred revenues”.

D.	Accurate and timely relief of deferred revenues and corresponding recognition of income statement impacts:

The Partnership’s internal controls designed to prevent a material misstatement in the recognized amount of “Deferred revenues” as of the balance sheet date were not designed appropriately. Specifically, the Partnership concluded that it did not design effective controls that would lead to a timely identification of a material error in “Deferred revenues” due to failure to accurately and timely relieve the liability when the service was performed or merchandise was delivered. Further, the Partnership’s review controls designed to detect such errors did not operate at the appropriate level of precision to identify such error.

As noted above, the Partnership reported a material weakness in control environment relating to Competency of resources and Deployment and oversight of control activities, which contributed to this material weakness.

Refer to tickmarks A and B in Note 2 to the consolidated financial statements included in Item 8 for the corrections in the consolidated financial statements as of December 31, 2015 and for the years ended December 31, 2015 and 2014 related to the relief of “Deferred revenues” and the corresponding recognition of income statement impacts.

E.	Review of financial statement disclosures:

The Partnership did not design and maintain adequate controls over the preparation and review of the consolidated statements of cash flows and the financial statement disclosures in Note 4, Accounts Receivable, Net of Allowance (“Note 4”), and Note 16, Supplemental Condensed Consolidating Financial Information (“Note 16”), to the consolidated financial statements included in Item 8 to provide reasonable assurance as to the accuracy and proper presentation of the financial statement disclosures in accordance with GAAP.

As noted above, the Partnership reported a material weakness in control environment relating to Competency of resources and Deployment and oversight of control activities, which contributed to this material weakness.

Refer to tickmarks F and G in Note 2 to the consolidated financial statements included in Item 8 for the corrections in the consolidated financial statements as of December 31, 2015 and for the years ended December 31, 2015 and 2014 and the related notes thereto.

Our management communicated the results of its assessment to the Audit Committee of the Board of Directors of our General Partner. Our independent registered public accounting firm, Deloitte & Touche LLP, has expressed an adverse opinion on our internal control over financial reporting as of December 31, 2016 in the audit report that appears below.

REMEDIATION EFFORTS

Management is committed to the remediation of the material weaknesses described above, as well as the continued improvement of our internal control over financial reporting. We have identified and implemented, and continue to implement, the actions described below to remediate the underlying causes of the control deficiencies that gave rise to the material weaknesses. As we continue our evaluation and improve our internal control over financial reporting, management may modify the actions described below or identify and take additional measures to address control deficiencies. Until the remediation efforts described below, including any additional measures management identifies as necessary, are completed, the material weaknesses described above will continue to exist.

A.	To address the material weakness in control environment, control activities and monitoring, the Partnership is in the process of:

•	hiring additional personnel who possess the requisite skillsets in certain areas important to financial reporting;

•	assessing the required training needs to ascertain continuous development of existing personnel;

•	performing a comprehensive review of current procedures to ensure compliance with the Partnership’s accounting policies and GAAP;

•	enhancing the existing and developing more appropriate monitoring controls to provide reasonable assurance that the Partnership maintains sufficient oversight of the performance of internal control over financial reporting responsibilities; and

•	reassessing its existing framework used to identify and implement corrective actions on a timely, prioritized basis with defined accountability.

Management will continue to review such actions and progress with the Audit Committee. The remediation of this weakness in the control environment will contribute to the remediation of each of the additional material weaknesses described above.

B.	To address the material weakness associated with the establishment and periodic review of certain accounting policies for compliance with applicable GAAP that gave rise to inappropriate and untimely revenue recognition, accounting for insurance-related assets and liabilities and financial statement presentation, the Partnership is performing a comprehensive review of both the Partnership’s existing accounting policies to provide reasonable assurance of compliance with GAAP and the Partnership’s existing procedures to address compliance with the Partnership’s policies and GAAP. This includes adequately monitoring and training personnel in the appropriate application of the relevant guidance and enhancing its existing accounting policies and procedures as necessary.

C.	To address the material weakness associated with controls over the reconciliation of amounts in certain general ledger accounts to relevant supporting details, the Partnership is in the process of reassessing its existing policies and designing procedures to govern the completion and review of business unit level account reconciliations. This includes automation of processes and designing and implementing enhanced controls over the preparation, analysis and review of significant accounts that operate at the appropriate level of precision to prevent or detect a material misstatement of such balances at period end. The Partnership is refining its monitoring controls over the maintenance of cemetery property records to address the associated material weakness. The Partnership is refining system controls to assist with timely and accurate recognition of revenue and related costs and detective controls to appropriately monitor and review the recording of transactions.

D.	To address the material weakness regarding accurate and timely relief of deferred revenue and corresponding income statement impacts, the Partnership will reassess the existing monitoring controls designed to identify material misstatements within “Deferred revenues”. The Partnership will refine system controls and introduce additional controls operating at an appropriately low level of detail intended to identify material misstatements in “Deferred revenues”.

E.	To address the material weakness associated with the review of financial statement disclosures regarding the consolidated statements of cash flows and Notes 4 and 16, the Partnership is designing and implementing additional controls over the preparation and review of the consolidated statements of cash flows and Notes 4 and 16 at a detailed level to ensure accurate and proper presentation of the financial statement disclosures in accordance with GAAP.

We believe these measures will remediate the material weaknesses noted. While we have completed some of these measures as of the date of this report, we have not completed and tested all of the planned corrective processes, enhancements, procedures and related evaluation that we believe are necessary to determine whether the material weaknesses have been fully remediated. We believe the corrective actions and controls need to be in operation for a sufficient period of time for management to conclude that the control environment is operating effectively and has been adequately tested through audit procedures. Accordingly, the material weaknesses have not been fully remediated as of the date of this report. As we continue to evaluate and work to remediate the control deficiencies that gave rise to the material weaknesses, we may determine that additional measures or time are required to address the control deficiencies or that we need to modify or otherwise adjust the remediation measures described above. We will continue to assess the effectiveness of our remediation efforts in connection with our evaluation of our internal control over financial reporting.

STATUS OF PRIOR YEAR MATERIAL WEAKNESSES

Management previously identified and reported material weaknesses in its December 31, 2015 Annual Report on Form 10-K/A filed on November 9, 2016. While progress has been made to enhance the processes, procedures and controls over financial reporting related to the material weaknesses previously identified, material weaknesses continue to exist, and we believe that the material weaknesses described above accurately reflect the material weaknesses in our internal control over financial reporting as of December 31, 2016. We believe the actions disclosed in the Remediation Efforts section above will be effective in remediating the material weaknesses described above, and we will continue to devote significant time and attention to these remedial efforts.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Our remediation efforts were ongoing during our last fiscal quarter ended December 31, 2016. Other than the remediation steps described above, there were no other material changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of StoneMor GP LLC and Unitholders of StoneMor Partners L.P.

We have audited the internal control over financial reporting of StoneMor Partners L.P. and subsidiaries (the “Partnership”) as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

A.	The Partnership did not design and maintain effective internal control over financial reporting related to control environment, control activities and monitoring, including competency of resources and deployment and oversight of control activities.

B.	The Partnership’s controls applicable to establishment, periodic review for ongoing relevance and consistent application of certain material accounting policies in conformity with accounting principles generally accepted in the United States of America (“GAAP”) including (i) revenue recognition, (ii) insurance-related assets and liabilities and (iii) financial statement presentation, were not appropriately designed.

C.	The Partnership’s controls over the reconciliation of certain amounts recorded in the general ledger to relevant supporting details for “Cemetery property” and “Deferred revenues” on the consolidated balance sheet were not designed appropriately or failed to operate effectively.

D.	The Partnership’s internal controls designed to prevent a material misstatement in the accurate and timely relief of “Deferred revenues” as of the balance sheet date were not designed appropriately.

E.	The Partnership did not design and maintain adequate controls over the preparation and review of the consolidated statements of cash flows and the financial statement disclosures in Note 4, Accounts Receivable, Net of Allowance, and Note 16, Supplemental Condensed Consolidating Financial Information, to the consolidated financial statements included in Item 8 to provide reasonable assurance as to the accuracy and proper presentation of the financial statement disclosures in accordance with GAAP.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2016, of the Partnership and this report does not affect our report on such financial statements.

In our opinion, because of the effect of the material weaknesses identified above on the achievement of the objectives of the control criteria, the Partnership has not maintained effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2016 of the Partnership and our report dated September 15, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

September 15, 2017

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS,	EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

PARTNERSHIP STRUCTURE AND MANAGEMENT

StoneMor GP, as our general partner, manages our operations and activities. Unitholders are not entitled to participate, directly or indirectly, in our management or operations.

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business. Unitholders do not have the right to elect our general partner or its directors on an annual or other continuing basis. Our general partner may not be removed except by the vote of the holders of at least 66 2/3% of the outstanding common units, including units owned by our general partner and its affiliates. Robert B. Hellman, Jr., as the sole Trustee (the “Trustee”) under a Trust (the “Trust”) established pursuant to a Voting and Investment Trust Agreement by and between American Cemeteries Infrastructure Investors, LLC, a Delaware limited liability company (“ACII”), and Mr. Hellman, as Trustee, dated as of May 9, 2014, for the pecuniary benefit of ACII, has exclusive voting and investment power over approximately 89.01% of membership interests in StoneMor GP Holdings LLC, a Delaware limited liability company (“GP Holdings”) and the sole member of StoneMor GP. ACII is an affiliate of American Infrastructure Funds, L.L.C., an investment adviser registered with SEC. Mr. Hellman, a director of our general partner, is a managing member of American Infrastructure Funds, L.L.C. and he is affiliated with (i) entities that own membership interests in ACII and (ii) AIM Universal Holdings, LLC which is the manager of ACII. Mr. Contos, a director of our general partner, is a Principal of American Infrastructure Funds, L.L.C. Mr. Sick, a director of our general partner, has been an Operating Director of American Infrastructure Funds, L.L.C. since 2015. In addition to the Trust’s holdings of GP Holdings, Lawrence Miller, Vice Chairman of the Board of Directors of StoneMor GP (3.96%, inclusive of family partnership holdings), William Shane, a former director of StoneMor GP (3.12%, inclusive of family partnership holdings), Allen Freedman (0.06%), and Martin Lautman (0.24%, along with Mr. Lautman’s spouse), directors of StoneMor GP, Michael Stache and Robert Stache (each owning 1.8% through trusts with their respective spouses), retired executive officers of StoneMor GP, collectively hold approximately 10.99% of membership interests in GP Holdings.

Pursuant to the Second Amended and Restated Limited Liability Company Agreement of StoneMor GP LLC, dated May 21, 2014, as amended (the “Second Amended and Restated LLC Agreement”), GP Holdings, as the sole member of StoneMor GP, is entitled to elect all directors of StoneMor GP, except that Messrs. Miller and Shane acting collectively have the right to designate Mr. Miller as a director until November 2019.

DIRECTORS AND EXECUTIVE OFFICERS OF STONEMOR GP LLC

The following table shows information regarding the directors and executive officers of our general partner. Each director is elected for one-year terms until his successor is duly elected and qualified or until his earlier resignation or removal.

Name	Age	Positions with StoneMor GP LLC
R. Paul Grady (1)	64	President, Chief Executive Officer and Director
Mark L. Miller (2)	57	Chief Financial Officer and Senior Vice President
Leo J. Pound (3)	62	Acting Chief Operating Officer and Director
Austin K. So	44	General Counsel, Chief Legal Officer and Secretary
Robert B. Hellman, Jr.	57	Chairman of the Board of Directors
Lawrence Miller (4)	68	Vice Chairman of the Board of Directors
Howard L. Carver	73	Director
Jonathan A. Contos	32	Director
Allen R. Freedman	77	Director
Martin R. Lautman, Ph.D.	70	Director
Robert A. Sick (5)	57	Director
Fenton R. Talbott	75	Director

(1)	Mr. Grady was appointed President, Chief Executive Officer and a Member of the Board of Directors effective as of May 17, 2017.
(2)	Mr. Miller was appointed Chief Financial Officer and Senior Vice President effective as of May 17, 2017.
(3)	Mr. Pound was appointed Acting Chief Operating Officer effective as of April 16, 2017.
(4)	Mr. Miller served as Chief Executive Officer, President and Chairman of the Board of Directors until May 17, 2017.
(5)	Mr. Sick was appointed a Member of the Board of Directors effective as of May 17, 2017.

EXECUTIVE OFFICERS AND BOARD MEMBERS

A brief biography for each executive officer who serves as a director of our general partner is included below.

R. Paul Grady has served as President, Chief Executive Officer and a member of the Board of Directors of our general partner since May 2017. He was Interim Chief Executive Officer of NEOgas S.A., a clean energy provider of compressed natural gas, with operations in five countries, from September 2015 to April 2016 and served as a member of its Board of Directors until December 2016. Prior to that, Mr. Grady was Vice President and Chief Operating Officer of AmeriGas Propane, Inc., the general partner of AmeriGas Partners, L.P., a NYSE-listed limited partnership and retail propane distributor, from March 2012 to January 2015, having previously served as Vice President—Operations of AmeriGas Propane, Inc. from January 2012. Prior to that, Mr. Grady served as President (2011 to 2012) and Senior Vice President and Chief Operating Officer (2006 to 2011) of Heritage Operating, L.P., a retail marketer of propane in the United States. Mr. Grady also served as Chief Operations Officer of Titan Propane LLC, a mid-size propane marketer, from 2005 to 2006. From 2003 to 2004, Mr. Grady served as President of Juice Bowl Products, Inc., a family-owned beverage bottling & citrus processing business. Mr. Grady also served as Senior Vice President and Chief Operating Officer (2000 to 2003), Senior Vice President—Operations (1999 to 2000) and Vice President—Sales and Operations (1995 to 1999) of AmeriGas Propane, Inc. Mr. Grady served as Director of Corporate Development of UGI Corporation, a Pennsylvania utility and propane marketer, from 1990 to 1995. Mr. Grady brings to the Board of Directors of our general partner extensive operating and managerial expertise in the context of master limited partnerships, as well as excellent leadership skills.

Leo J. Pound has served as Acting Chief Operating Officer of our general partner since April 2017 and has served on the Board of Directors of our general partner since August 2014. Mr. Pound has been a Principal of

Pound Consulting Inc., which provides management-consulting services to both public and private enterprises, since July 2000. From February 1999 to July 2000, Mr. Pound was Chief Financial Officer of Marble Crafters, a stone importer and fabricator. From October 1995 to February 1999, he was Chief Financial Officer of Jos. H. Stomel & Sons, a wholesale distributor. Since 2013, Mr. Pound has served as the Chairman of the Audit Committee of Alliance Holdings, a private equity firm. From 2012 through December 2015, Mr. Pound had been a director at Turner Long/Short Equity Offshore, an investment partnership managed by Turner Investments, Inc. He also serves as the Chairman of the Audit Committee and as a member of the Compensation Committee and Nominating Committee of Nixon Uniform Service & Medical Wear, a textile rental company. In December 2015, Mr. Pound joined the Board of Directors of Empire Petroleum Partners, a private wholesale fuel distributor. He is also the Chairman of the Audit Committee at Empire Petroleum Partners. Mr. Pound previously served on the Board of Directors of NCO Group, Inc., an international provider of business process outsourcing services, from 2000 until 2011. Mr. Pound chaired the Audit Committee and was a member of the Nominating and Corporate Governance Committee of the Board of Directors of NCO Group, Inc. Mr. Pound is a Certified Public Accountant and a member of the American and Pennsylvania Institutes of Certified Public Accountants. Mr. Pound received a degree in Business Administration from LaSalle University where he majored in Accounting. Mr. Pound brings to the Board of Directors of our general partner broad knowledge of audit practices and financial controls and systems and financial leadership experience.

ADDITIONAL DIRECTORS

A brief biography for each non-executive director of our general partner is included below:

Robert B. Hellman, Jr., has served on the Board of Directors of our general partner since our formation in April 2004. Mr. Hellman co-founded American Infrastructure MLP Funds (“AIM”) in 2006 and has been a private equity and real estate assets investor for over 25 years. He has been an investor and director in a wide variety of industries, including agriculture, building materials, forest products, energy production and distribution, death care, entertainment, health and fitness, and real estate. On behalf of AIM, he currently holds three patents on the application of the design of innovative financial security structures. Bob began his private equity career at McCown DeLeeuw in 1987, after having gained substantial experience in mergers, acquisitions, and business strategy through his work as a consultant with Bain & Company, where he was one of the founding members of Bain’s Tokyo office. Bob serves on the board of a number of private companies. He is also a member of the Board of the Stanford Institute for Economic Policy Research (SIEPR) and President of Stanford’s DAPER Investment Fund. He received an M.B.A. from the Harvard Business School with Baker Scholar honors, an M.S. in economics from the London School of Economics, and a B.A. in economics from Stanford University. Mr. Hellman brings to the Board of Directors of our general partner extensive investment management and capital raising experience, combined with excellent leadership and strategic skills.

Lawrence Miller founded our Company and served as Chief Executive Officer, President and Chairman of the Board of Directors of our general partner from our formation in April 2004 until May 17, 2017. He also served as the Chief Executive Officer and President of Cornerstone, from March 1999 through April 2004. Prior to joining Cornerstone, Mr. Miller was employed by The Loewen Group, Inc. (now known as the Alderwoods Group, Inc.), where he served in various management positions, including Executive Vice President of Operations from January 1997 until June 1998, and President of the Cemetery Division from March of 1995 until December 1996. Prior to joining The Loewen Group, Mr. Miller served as President and Chief Executive Officer of Osiris Holding Corporation, a private consolidator of cemeteries and funeral homes of which Mr. Miller was a one-third owner, from November 1987 until March 1995, when Osiris was sold to The Loewen Group. Mr. Miller served as President and Chief Operating Officer of Morlan International, Inc., one of the first publicly traded cemetery and funeral home consolidators from 1982 until 1987, when Morlan was sold to Service Corporation International. Mr. Miller has also been a director of GP Holdings, the sole member of our general partner, since May 2014. Mr. Miller brings to the Board of Directors of our general partner extensive operating and managerial expertise in the death care industry, excellent leadership skills and significant experience in advancing growth strategies, including acquisitions and strategic alliances.

Howard L. Carver has served on the Board of Directors of our general partner since August 2005. Mr. Carver retired in June 2002 from Ernst & Young, LLP. During his 35-year career with the firm, Mr. Carver held a variety of positions in six U.S. offices, culminating with the position of managing partner responsible for the operation of the Hartford, Connecticut office. Since June 2002, Mr. Carver has served on the boards of directors of Assurant, Inc. (formerly Fortis, Inc.) (“Assurant”) and Phoenix National Trust Company (until its sale in April 2004) and was the chair of the Audit Committee for both boards. He currently serves as the Chair of Assurant’s Nominating and Corporate Governance Committee and is a member of its Audit Committee. Effective January 2012, Mr. Carver was appointed to the Audit Committee of Pinnacol Assurance (“Pinnacol”), the workers’ compensation facility for the State of Colorado, and in January 2013 he was appointed to Pinnacol’s board by the Governor of Colorado and currently serves as Chair of the Board and Chair of Pinnacol’s Executive Committee. Mr. Carver brings to the Board of Directors of our general partner extensive financial, accounting and audit practices expertise, a keen understanding of financial controls and systems and a significant risk management and governance background.

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

Allen R. Freedman has served on the Board of Directors of our general partner since our formation in April 2004, and had served as a director of Cornerstone since October 2000 through April 2004. Mr. Freedman is a graduate of Tufts University and the University of Virginia School of Law. In addition to serving on boards of public companies, Mr. Freedman is a private investor. Mr. Freedman retired in July 2000 from his position as Chairman and Chief Executive Officer of Fortis, Inc., a specialty insurance company that he started in 1979. He continued to serve on the board of Assurant, Inc. (successor to Fortis, Inc.) until May of 2011. He was previously Chairman of the Board of Systems & Computer Technology Corporation until 2004 and Indus, Inc. until 2007. He retired as a trustee of the Eaton Vance Mutual Funds Group in 2014, where he served on the Governance and Portfolio Management Committees. Mr. Freedman has served on the board of a number of charitable organizations including the Philadelphia Orchestra, the United Way of New York and the board of Opera America, the service organization for over 100 opera companies in the United States, Canada and Europe. He currently serves on the Investment Committee of Phi Beta Kappa Society. He is also a founding director of the Association of Audit Committee Members, Inc. Mr. Freedman brings to the Board of Directors of our general partner extensive financial and operational experience, knowledge of audit practices, and investment and risk management expertise, as well as leadership skills and strategic advice.

Martin R. Lautman, Ph.D., has served on the Board of Directors of our general partner since our formation in April 2004 and as a director of Cornerstone since its formation in March 1999 through April 2004. Dr. Lautman is currently the Managing Director of Marketing Channels, Inc., a company that provides marketing and marketing research consulting services to the information industry and a partner in Musketeer Capital, a venture capital firm investing in early stage and growth stage companies. Most recently, he served as the President and CEO of GfK Custom Research North America, a division of a public worldwide marketing services company headquartered in Nuremburg, Germany. Prior to that, he was the Senior Managing Director of ARBOR a U.S.-based marketing research agency, where he held several positions including Senior Managing Director. He has also served with Numex Corporation, a public machine tool manufacturing company, as President from 1987 to 1990 and as a director from 1991 to 1997. From 1986 to 2000, Dr. Lautman served on the Board of Advisors of Bachow Inc., a private equity firm specializing in high-tech companies and software. He is currently a board member of Require, a title release tracking company. Dr. Lautman is currently an advisor to Phoenix International, a market research firm and three early stage fund and growth stage funds. He is also the former Chairman of the Board of Penn Hillel where he served for four years and is now on the board of Hillel International. Dr. Lautman has lectured on marketing in The Cornell Hotel School and The Columbia University School of Business and has taught courses in both the Executive MBA and MBA programs in marketing management and marketing strategy in The Smeal School of Business of The Pennsylvania State University. He currently teaches Entrepreneurial Marketing in both the undergraduate and MBA programs in The Wharton School of Business of The University of Pennsylvania. Dr. Lautman brings to the Board of Directors marketing and strategic planning expertise and experience with corporate compensation matters.

Robert A. Sick has served on the Board of Directors of our general partner since May 2017. Mr. Sick has been an Operating Director at American Infrastructure MLP Funds since January 2015. Prior to that, Mr. Sick was the sole member and Managing Director of White Oak Capital, LLC, which he formed in April 2004, through which he has served as a transition chief executive officer, board member, and senior adviser to more than 30 middle market companies, helping to lead them through management transitions, significant growth initiatives and other business transformations. From December 2013 through December 2014, he served as Chief Executive Officer of AutoNet Mobile Inc., a private company that makes wireless devices for use in moving vehicles. He has also served as a director of Safe Harbor Marinas LLC (September 2016 to present), Denbeste Water Solutions LLC (2014), Arrow Holdings LLC (June 2015 to present), Jacksonville Sound & Communications, Inc. (2015 to present), and Granite Holdings LLC (2015 to present), all of which are private companies. Mr. Sick brings to the Board of Directors of our general partner significant executive leadership experience and experience in driving various strategic initiatives and creating long term value.

Fenton R. “Pete” Talbott has served on the Board of Directors of our general partner since our formation in April 2004 and had served as Chairman of the Board of Cornerstone from April 2000 through April 2004. Mr. Talbott served as the President of Talbott Advisors, Inc., a consulting firm, from January 2006 through January 2010. Mr. Talbott previously served as an operating affiliate of McCown De Leeuw & Co., LLC from November 1999 to December 2004 and currently serves as an operating affiliate of American Infrastructure Funds, L.L.C. Additionally, he served as the Chairman of the Board of Telespectrum International, an international telemarketing and market-research company, from August 2000 to January 2001. Prior to 1999, Mr. Talbott held various executive positions with Comerica Bank, American Express Corporation, Bank of America, The First Boston Corp., CitiCorp., and other entities. He currently serves as a board member of the Preventative Medicine Research Institute, Kansas University Board of Trustees, and Landmark Dividend, LLC. Mr. Talbott brings to the Board of Directors of our general partner extensive operational and consulting expertise, experience with compensation matters and his significant professional contact base.

EXECUTIVE OFFICERS (NON-BOARD MEMBERS)

A brief biography for each executive officer who does not serve as a director of our general partner is included below:

Mark L. Miller has served as Chief Financial Officer and Senior Vice President of our general partner since May 2017 and was a consultant to our general partner since February 2017. From October 2016 to February 2017, Mr. Miller provided consulting services to a distributor of flooring material. Mr. Miller was on sabbatical from full-time work endeavors from July 2015 to September 2016. From July 2012 through March 2015,

Mr. Miller was Chief Financial Officer and Treasurer of CrossAmerica GP, LLC, the general partner of CrossAmerica Partners LP (formerly Lehigh Gas Partners LP), a NYSE-listed limited partnership and a wholesale and retail distributor of motor fuel and a leasee and subleasee of motor fuel retail distribution stores, convenience stores and gas stations. Thereafter, he assisted CrossAmerica for a transition period from March 2015 to June 2015. Prior to his experience with Cross America, Mr. Miller was Vice President of Acquisitions at Dunne Manning Inc. (formerly Lehigh Gas Corporation), where he managed acquisitions, divestitures, acquisition financing and working capital requirements since 2004. Prior to joining Dunne Manning Inc., Mr. Miller was the Chief Financial Officer for several middle market companies in various industries. Mr. Miller also spent six years with Deloitte & Touche LLP. Mr. Miller holds a Bachelor of Science degree in Accounting from Northeastern University and is a Certified Public Accountant.

Austin K. So has served as General Counsel, Chief Legal Officer and Secretary of our general partner since July 5, 2016. Prior to joining our general partner, Mr. So was the Division General Counsel and Secretary of Heraeus Incorporated, a global manufacturing conglomerate, from 2012 to 2016. Leading a team of lawyers based in Germany, China and the U.S., Mr. So oversaw litigation, mergers and acquisitions, commercial transactions, government investigations, compliance, export control, trade law and other legal matters. From 2002 to 2012, Mr. So practiced both transactional law and litigation at corporate law firms in New York City. Mr. So received an A.B. from Harvard College and a J.D. from The University of Pennsylvania Law School.

BOARD MEETINGS AND EXECUTIVE SESSIONS, COMMUNICATIONS WITH DIRECTORS AND BOARD COMMITTEES

In 2016, the Board of Directors of our general partner held four meetings. All directors then in office attended all of these meetings, either in person or by teleconference.

Our Board of Directors holds regular executive sessions, in which non-management board members meet without any members of management present. Mr. Hellman, Chairman of the Board of Directors and its Lead Director, presides at regular sessions of the non-management members of our Board of Directors.

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

The Board of Directors of our general partner has an Audit Committee, a Conflicts Committee, a Trust and Compliance Committee, a Compensation and Nominating and Governance Committee and a Marketing and IT Committee. In November 2016, the Board of Directors determined to assign the compliance function to the renamed Trust and Compliance Committee, and also renamed the Compensation and Nominating and Governance Committee to reflect that change in responsibilities. The Board of Directors of our general partner appoints the members of such committees. The members of the committees and a brief description of the functions performed by each committee are set forth below.

Audit Committee

The current members of the Audit Committee are Messrs. Freedman (Chairman), Carver and Lautman. Mr. Pound stepped down as a member of the Audit Committee of the Board in connection with his appointment as Acting Chief Operating Officer on April 16, 2017 and Mr. Lautman was selected to replace him on this date. The primary responsibilities of the Audit Committee are to assist the Board of Directors of our general partner in its general oversight of our financial reporting, internal controls and audit functions, and it is directly responsible for the appointment, retention, compensation and oversight of the work of our independent auditors. The Audit Committee’s charter is posted on our website at www.stonemor.com under the “Investors” section. Information on our website does not constitute a part of this Annual Report on Form 10-K.

All current committee members qualify as “independent” under applicable standards established by the SEC and NYSE for members of audit committees. In addition, Messrs. Freedman and Carver have been determined by the Board of Directors of our general partner to have accounting or related financial management expertise and meet the qualifications of “audit committee financial experts” in accordance with NYSE listing standards and SEC rules, as applicable. The “audit committee financial expert” designation is a disclosure requirement of the SEC related to Messrs. Freedman and Carver’s experience and understanding with respect to certain accounting, and auditing matters. The designation does not impose any duties, obligations or liabilities that are greater than those generally imposed on them as members of the Audit Committee and the Board of Directors of our general partner and it does not affect the duties, obligations or liabilities of any other member of the Board of Directors.

Conflicts Committee

The current members of the Conflicts Committee are Messrs. Freedman (Chairman) and Carver. The primary responsibility of the Conflicts Committee is to review matters that the directors believe may involve potential conflicts of interest. The Conflicts Committee meets on an as-needed basis and determines if a proposed resolution of the conflict of interest is fair and reasonable to us. The members of the Conflicts Committee may not be officers or employees of our general partner or directors, officers, or employees of its affiliates and must meet the independence standards to serve on an audit committee of a board of directors established by the NYSE and certain other requirements. Any matters approved by the Conflicts Committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners, and not a breach by our general partner of any duties it may owe us or our unitholders.

Conflicts of interest may arise between us and our unitholders, on the one hand, and our general partner and its affiliates, on the other hand.

Trust and Compliance Committee

The current members of the Trust and Compliance Committee are Messrs. Hellman (Chairman) and Freedman. The primary responsibilities of the Trust and Compliance Committee are to assist the Board in fulfilling its responsibility in the oversight management of merchandise trusts and perpetual care trusts (merchandise trusts together with perpetual care trusts, the “Trusts”) and to review and recommend an investment policy for the Trusts, including (i) asset allocation, (ii) acceptable risk levels, (iii) total return or income objectives and (iv) investment guidelines relating to eligible investments, diversification and concentration restrictions, and performance objectives for specific managers or other investments. The Trust and Compliance Committee also oversees matters of non-financial compliance, including our overall compliance with applicable legal and regulatory requirements.

Compensation and Nominating and Governance Committee

The current members of the Compensation and Nominating and Governance Committee (the “Compensation Committee”) are Messrs. Talbott (Chairman), Hellman, and Carver. The primary responsibilities of the Compensation Committee are to oversee compensation decisions for the non-management directors of our general partner and executive officers of our general partner (in the event they are to be paid by our general partner), as well as our long-term incentive plan, to select and recommend nominees for election to the Board of Directors of our general partner.

Marketing and IT Committee

The current members of the Marketing and IT Committee are Messrs. Lautman (Chairman), Contos and Pound. The primary purposes of the Marketing and IT Committee are to assist the Board of Directors and management in (i) providing coordinated oversight and evaluating the effectiveness of the marketing function, (ii) providing strategic guidance in implementing marketing strategies, (iii) improving data sources, data quality and business intelligence through systems and process improvements, (iv) development and monitoring of key performance indicators and (v) coordinating the effective and efficient dissemination of information to help manage the marketing and sales functions.

CODE OF ETHICAL CONDUCT FOR FINANCIAL MANAGERS, CODE OF BUSINESS CONDUCT AND ETHICS FOR DIRECTORS, THE CODE OF ETHICS POLICY, AND THE CORPORATE GOVERNANCE GUIDELINES

We adopted a Code of Ethical Conduct for Financial Managers which is applicable to our financial managers, including our principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethical Conduct for Financial Managers incorporates guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. If any amendments are made to the Code of Ethical Conduct for Financial Managers or if we or our general partner grants any waiver, including any implicit waiver, from a provision of the code to any of its financial managers, we will disclose the nature of such amendment or waiver on our website (www.stonemor.com) or in a report on Form 8-K. We also adopted the Code of Business Conduct and Ethics for Directors, the Code of Ethics Policy applicable to our officers and other employees, and the Corporate Governance Guidelines, which constitute the framework for our corporate governance.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Our general partner’s directors, officers and beneficial owners of more than 10% of common units, if any, are required to file reports of ownership and reports of changes in ownership with the SEC. Directors, officers and beneficial owners of more than 10% of our common units are also required to furnish us with copies of all such reports that are filed. Based solely on our review of copies of such forms and amendments and on written representations from reporting individuals, we believe that all of the directors and executive officers of our general partner filed the required reports on a timely basis under Section 16(a) of the Exchange Act during the year ended December 31, 2016, except that Mr. Carver did not timely file a Form 4 to report the acquisition of 1,000 common units on August 26, 2015.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The following is a brief overview of the more detailed discussion and analysis set forth in this section, which focuses on compensation paid to our named executive officers in 2016. Whenever we refer in this Annual Report on Form 10-K to the “named executive officers,” we are referring to those executive officers that we identified in the Summary Compensation Table below, which includes Lawrence Miller, former Chief Executive Officer of our general partner, Sean P. McGrath, former Chief Financial Officer of our general partner and Austin K. So, General Counsel, Chief Legal Officer and Secretary of our general partner, along with David L. Meyers, who served as our Chief Operating Officer until his departure in August 2016.

Our Compensation Process

Our business is managed by the officers and other employees of our general partner. We have no employees of our own. The Compensation and Nominating and Governance Committee, pursuant to the authority delegated to it by the Board, approves the annual compensation, including salary, bonus, equity compensation, other incentive compensation, and benefits for each executive officer, subject to the Board’s oversight, and oversees all executive officer compensation programs, plans and policies, including those involving the issuance of equity securities.

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

In 2016, the Compensation Committee has determined the compensation of our executive officers without the input of any compensation consultants. Compensation decisions for individual executive officers are the result of the subjective analysis of a number of factors, including the executive officer’s experience, skills and tenure with us as well as the input (except in case of the CEO’s compensation) of our Chief Executive Officer. In making individual compensation decisions, the Compensation Committee relies on the judgment and experience of its members as well as information that is reasonably available to committee members, including, but not limited to, comparable company data.

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

Base Salary

Base salary is the guaranteed element of our executive officers’ compensation. The respective base salaries of our named executive officers described below reflect the subjective assessment of the Compensation Committee and the board, taking into consideration the experience of the executive, the competitive market for similarly skilled executives, the complexity of the executive’s job, our financial capabilities and business goals. The base salaries of Messrs. Miller, McGrath and So were $528,000, $350,000 and $275,000, respectively, for the year ended December 31, 2016.

Bonuses

Bonuses are designed to motivate our executives to achieve our short-term earnings growth and provide awards for successful management of the business. Bonuses and the identity of the recipients are determined at the discretion of the Compensation Committee, after considering the recommendations of our Chief Executive Officer related to other executive officers and employees. The Compensation Committee considers the following factors in determining the amount of discretionary bonus payable to an executive officer: our overall performance in light of economic conditions experienced during the fiscal year, the executive’s contribution to our annual and long-term strategic objectives and the quality of the executive’s work.

Long-Term Equity Incentive Plan Awards

Awards under our long-term incentive plans are designed to motivate our executives to remain employed by us for a sufficient period to achieve our longer-term business goals and increase unitholder value. Unless otherwise specified in the award agreements or determined by the Compensation Committee, unvested awards under the long-term incentive plans are forfeited upon an executive’s termination of employment. Pursuant to certain key employee restricted phantom unit agreements and unit appreciation rights agreements with our executives, unvested awards under our long-term incentive plans are forfeited if employment terminates for any reason other than a change of control, death, permanent disability or retirement. The grant of awards under our long-term incentive plans is made at the discretion of the Board of Directors or the Compensation Committee, as applicable, after considering recommendations of our Chief Executive Officer related to other executive officers and employees.

In 2016, 9,074 phantom units were credited to Mr. Miller’s mandatory deferred compensation account, pursuant to his distribution equivalent rights, referred to as “DERs,” under his executive restricted phantom unit agreements. Phantom units become payable, in cash or common units, at our election, upon Mr. Miller’s separation of service or upon the occurrence of certain other events specified in the applicable agreement. For each phantom unit in Mr. Miller’s mandatory deferred compensation account, we credit such account, solely in phantom units, with an amount, in respect of Mr. Miller’s DERs, equal to the cash distributions paid on our common units each quarter. The crediting occurs as of the date on which we pay such cash distributions on our common units. The number of phantom units credited to Mr. Miller’s mandatory deferred compensation account is calculated by dividing the dollar amount of the DERs by the closing price for the common units on the trading day immediately prior to the day on which the cash distribution is paid on our common units. Each DER is the economic equivalent of one common unit. In connection with his separation of employment in May 2017, all of Mr. Miller’s phantom units were settled in cash.

For 2016, the Compensation Committee granted Time Vested Units (TVUs) and Performance Vested Units (PVUs) to Messrs. Miller, McGrath and So to enhance the alignment of the executives’ performance with unitholders’ interests and to reward executives for achieving long-term strategic goals. The Compensation Committee did not grant any TVUs or PVUs to Mr. Meyers in 2016. Mr. Miller’s TVUs and PVUs commenced vesting on January 1, 2016 pursuant to a non-binding commitment to Mr. Miller. Mr. McGrath’s TVUs commenced vesting on September 28, 2016, pursuant to his offer letter, and his PVUs were to commence vesting on December 31, 2017. Mr. So’s TVUs commenced vesting on July 5, 2016, pursuant to his offer letter, and his PVUs were scheduled to first commence vesting on December 31, 2016. TVUs vest ratably over three years and the PVUs granted in 2016 are subject to annual vesting over a three-year period at threshold, target and maximum levels of performance. Upon vesting, the executive is entitled to one common unit for each vested TVU or PVU. In the event of the termination of the employment of the executive, (whether voluntary or involuntary and regardless of the reason for the termination, or for no reason whatsoever), the unvested TVUs and PVUs are automatically forfeited. In connection with Mr. Miller’s separation of employment in May 2017, all of Mr. Miller’s unvested TVUs and PVUs vested and all restrictions thereon lapsed as of the date of his separation of employment. Mr. McGrath’s unvested TVUs and PVUs were forfeited in accordance with their terms upon his separation of employment.

The following table sets forth the number of TVUs awarded to Messrs. Miller, McGrath and So during 2016, which figures do not include applicable distribution equivalent rights (“DERs”):

Name	Number of TVUs
Lawrence Miller	23,125
Sean P. McGrath	8,946
Austin K. So	1,363

The following table sets forth the number of PVUs that are the subject of awards made to each of Messrs. Miller, McGrath and So during 2016. The information in the table below reflect the number of PVUs that each may receive per year pursuant to such awards, depending on whether the threshold, target or maximum level of performance is achieved, which figures do not include applicable DERs. The Compensation Committee endeavors to establish the applicable threshold, target and maximum level of performance within the first 90 days of each calendar year. If performance conditions are not determinable on or before December 31 of the applicable calendar year, PVUs will vest at the target level.

Name	Annual PVUs at Threshold Level	Annual PVUs at Target Level	Annual PVUs at Maximum Level
Lawrence Miller	3,854	7,708	15,416
Sean P. McGrath	1,491	2,982	5,964
Austin K. So	227	454	908

The unvested TVUs and PVUs are not entitled to receive distributions made by us to holders of common units until such units have vested. However, we maintain a DER account for each executive which is credited with the distributions, that would have been paid on the unvested TVUs and PVUs had such units been outstanding from and after the applicable dates of commitment, which with respect to Mr. Miller’s TVUs and PVUs is January 1, 2016, with respect to Mr. McGrath’s TVUs and PVUs is September 28, 2016 and December 31, 2017, respectively, and with respect to Mr. So’s TVUs and PVUs is July 5, 2016 and December 31, 2016, respectively.

For additional information on awards previously made to our executive officers, see Note 13 to consolidated financial statements included in this Annual Report on Form 10-K. The board does not have a program, plan or practice to time grants of awards in coordination with release of material non-public information.

Severance Agreements

The employment agreement for Mr. Miller provided for severance benefits upon a separation of employment of Mr. Miller. In May 2017, Mr. Miller’s retirement as President, Chief Executive Officer and Chairman of the Board of Directors of our general partner became effective. In connection with the announcement of Mr. Miller’s retirement, StoneMor GP and Mr. Miller entered into a Separation Agreement and General Release (the “Miller Separation Agreement”). The Miller Separation Agreement provides, among other things, that StoneMor GP will appoint Mr. Miller as Vice Chairman of the Board of Directors of StoneMor GP (the “Board”) for the period commencing on the date of his retirement through the end of the period of time in which Mr. Miller is eligible to receive Separation Benefits as defined below (the “Severance Period”). Following the expiration of the Severance Period, Mr. Miller’s continued service as a director of StoneMor GP will be subject to the discretion of its sole member, and Mr. Miller has agreed to resign as a director of StoneMor GP following such expiration if requested by the Chairman of StoneMor GP.

The Miller Separation Agreement also provides that, during the Severance Period, StoneMor GP will engage Mr. Miller as a consultant and that, in such capacity, his duties will include, but not be limited to, the following (the “Consulting Services”): (i) advising the Board and management of StoneMor GP with respect to lobbying and other efforts to oppose legislative initiatives in Pennsylvania seeking to restrict pre-need sales and pre-need delivery of cemetery merchandise and services; (ii) advising StoneMor GP’s management and the Executive Committee of the Board on the conversion of cemetery pre-need merchandise-and-services trust funds into fully-paid life insurance securing the obligations to deliver merchandise to and perform services for the purchasers thereof; (iii) working with StoneMor GP’s management to generally serve as an ambassador for StoneMor GP within the death care industry; and (iv) continuing to be StoneMor GP’s liaison to the Archdiocese of Philadelphia. StoneMor GP and Mr. Miller intend that the amount of Consulting Services performed by Mr. Miller will be an average of eight hours per week, and will, in all events be less than 20% of the average level of services provided by Mr. Miller during the 36-month period immediately preceding the cessation of Mr. Miller’s employment with StoneMor GP.

In addition, the Miller Separation Agreement provides, among other things, that Mr. Miller is entitled to the compensation and benefits set forth in Section 6.02(d) of his Amended and Restated Employment Agreement, which include the following (the “Separation Benefits”): (i) base salary earned but not paid prior to May 17, 2017; (ii) payment for all accrued but unused vacation time up to May 17, 2017; (iii) payment of any earned bonus that was deferred; (iv) any bonus payable pursuant to any bonus program, to the extent already earned but not paid in the fiscal year ending December 31, 2017; (v) an amount equal to Mr. Miller’s base salary in effect on May 17, 2017, multiplied by a factor of 2.50, which amount is payable in accordance with the regular payroll practices of StoneMor GP in equal installments over two and one-half years, unless Mr. Miller is a “specified employee” (within the meaning of Section 409A of the Internal Revenue Code, as amended, and pursuant to the methodology adopted by StoneMor GP) as of his termination of employment, in which case such amount shall commence to be paid within 60 days following the end of the six month period that begins on the date of Mr. Miller’s termination of employment; (vi) immediate vesting of and lapsing of restrictions on all unvested stock awards; (vii) continued participation in StoneMor GP’s medical, dental, hospitalization and life insurance plans, programs and/or arrangements in which Mr. Miller was participating on May 17, 2017 until the earliest of (x) two years, (y) the date Mr. Miller receives substantially equivalent coverage under the plans, programs and/or arrangements of a subsequent employer or (z) the date on which such plans are terminated, provided, however that if such coverage is not allowed under StoneMor GP’s plans, Mr. Miller is entitled to a lump sum payment, less contributions, in an amount equal to the amount that StoneMor GP would have spent on Mr. Miller’s premiums for the same period, based on the then-applicable premiums; and (viii) such additional benefits as may be provided under existing plans and programs of StoneMor GP (other than severance payments payable under any benefit plan). In exchange for the Separation Benefits, Mr. Miller agreed to remain employed with StoneMor GP through the effective date of his retirement and agreed to a customary release and discharge of StoneMor GP, the Partnership and each of the other Releases (as defined in the Miller Separation Agreement) from certain employment-related and other claims, liabilities and causes of action, whether known or unknown. The Miller Separation Agreement also contains other terms and conditions customary for an agreement of this nature.

The letter agreement with Mr. McGrath provided for a payment equal to one year of his base salary in case of Mr. McGrath’s termination without cause, including due to a change of control. In May 2017, Mr. McGrath’s resignation as Chief Financial Officer of our general partner became effective. In connection with the announcement of his resignation, StoneMor GP and Mr. McGrath entered into a Separation Agreement and General Release, pursuant to the terms of which Mr. McGrath is entitled to receive $100,000 following the filing of this Annual Report on Form 10-K for his continued service as our Chief Financial Officer through May 16, 2017 and in consideration for a customary release. In addition, our general partner paid Mr. McGrath 100,000.00, less taxes and required withholding, as a buyout of his incentive interest that was set forth in his letter agreement offer, and $53,000.00, less taxes and required withholding, as a cash distribution on that incentive interest.

The letter agreement with Mr. Meyers did not provide for severance benefits. In August 2016, Mr. Meyers’ resignation as Chief Operating Officer of our general partner became effective. In connection with the announcement of his resignation, StoneMor GP and Mr. Meyers entered into an Employment Separation Agreement pursuant to which Mr. Meyers received a severance package that includes (i) fifty-two weeks’ base salary, or $325,000, payable over the period of August 6, 2016 to August 5, 2017; (ii) if Mr. Meyers elects COBRA continuation coverage, payment of Mr. Meyers’ COBRA premium for the months of September 2016 through August 2017; and (iii) continued vesting of Mr. Meyers’ unvested unit appreciation rights.

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

COMPENSATION COMMITTEE REPORT

The Compensation and Nominating and Governance Committee of the Board of Directors of our general partner has reviewed and discussed with management the Compensation Discussion and Analysis for the year ended December 31, 2016. Based on such review and discussions, the Compensation and Nominating and Governance Committee recommended to the board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

This Compensation Committee Report shall not be deemed incorporated by reference in any document previously or subsequently filed with the SEC that incorporates by reference all or any portion of this Annual Report on Form 10-K, except to the extent that we specifically request that the report be incorporated by reference.

By the Compensation and Nominating and Governance Committee.

Fenton R. Talbott, Chairman

Robert B. Hellman, Jr.

Howard L. Carver

SUMMARY COMPENSATION TABLE

The following table sets forth summary information relating to all compensation awarded to, earned by or paid to the individuals listed in the table below, collectively referred to as our “named executive officers,” for all services rendered in all capacities to our subsidiaries and us during the years noted. The terms “Stock” and “Option” in the Summary Compensation Table and other tables included in this Item 11 refer to common units and unit appreciation rights, respectively, of the Partnership.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards (1) ($)	Option Awards (1) ($)	All Other Compensation (2) ($)	Total ($)
Lawrence Miller (3)	2016	$517,846		$264,000	$1,350,763	$—	$47,700	$2,180,309	(4)
Former Chief Executive Officer, President and Chairman of the Board	2015	$528,000		$—	$1,354,782	$—	$50,494	$1,933,276	(4)
	2014	$527,884		$300,000	$161,150	$—	$13,200	$1,002,234	(4)

Sean P. McGrath (5)	2016	$343,269		$—	$448,016	$—	$7,323	$798,608
Former Chief Financial Officer and Secretary	2015	$87,500		$175,000	$447,944	$—	$—	$710,444

Austin K. So	2016	$137,500		$12,612	$68,727	$—	$—	$218,839
General Counsel, Chief Legal Officer and Secretary

David L. Meyers (6)	2016	$187,500	(7)	$25,000	$—	$—	$157,940	$370,440
Former Chief Operating Officer	2015	$325,000		$—	$415,948	$—	$—	$740,948
	2014	$300,000		$75,000	$—	$—	$6,000	$381,000

(1)	Represents the aggregate grant date fair value of awards made during the year in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 referred to as “ASC Topic 718” based on the assumptions set forth in Note 12 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. In 2016, Mr. Miller received 9,074 restricted phantom units with an aggregate fair value of $183,926. Also, Messrs. Miller, McGrath and So received TVUs and PVUs under the Long-Term Incentive Plan with aggregate fair values of $1,166,837, $448,016 and $68,727, respectively, assuming the target condition is met in each of the three vesting periods. The values of these awards are $1,750,281, $672,024, and $103,115, respectively, if the maximum conditions are met in each of the three vesting periods. In 2015, Mr. Miller received 6,609 restricted phantom units with an aggregate fair value of $187,830. Also, Messrs. Miller, McGrath and Meyers received TVUs and PVUs under the Long-Term Incentive Plan with aggregate fair values of $1,166,952, $447,944 and $415,948, respectively, assuming the target condition is met in each of the three vesting periods. The values of these awards are $1,750,388, $671,970, and $623,908, respectively, if the maximum conditions are met in each of the three vesting periods. In 2014, Mr. Miller received 6,459 restricted phantom units with an aggregate fair value of $161,150.
(2)	Other compensation for 2016 includes an auto allowance for $13,200 for Mr. Miller, as well as cash paid for the settlement of distribution equivalent rights of $34,500, pursuant to his 2015 and 2016 unit award agreements. Mr. Meyers received a payment of $26,690, which includes relocation expenses, premiums for life insurance policy through his severance period and two weeks of un-accrued, unearned 2016 vacation. Mr. Meyers also received $131,250 in salary continuation payments pursuant to the terms of his Employment Separation Agreement dated August 5, 2016. Mr. McGrath was paid cash for the settlement of distribution equivalent rights of $7,323, pursuant to his 2015 unit award agreement. Other compensation for 2015 includes an auto allowance for $13,200 for Mr. Miller, as well as cash paid for the settlement of distribution equivalent rights of $37,294, pursuant to his 2015 unit award agreement. Other compensation for 2014 includes an auto allowance of $13,200 for Mr. Miller and $6,000 for temporary housing expenses for Mr. Meyers.
(3)	Mr. Miller’s retirement as Chief Executive Officer, President and Chairman of the Board of Directors became effective as of May 17, 2017.

(4)	For information regarding cash distributions that may be received by Mr. Miller by reasons of his ownership interests in our general partner or its affiliates see “Item 13. Certain Relationships and Related Transactions, and Director Independence.”
(5)	Mr. McGrath’s resignation as Chief Financial Officer and Secretary became effective as of May 16, 2017.
(6)	Mr. Meyers’ resignation as Chief Operating Officer was effective August 5, 2016.
(7)	Mr. Meyers’ salary includes 2016 salary paid up until his separation date, which was August 5, 2016. His continued salary payments pursuant to the terms of his Employment Separation Agreement dated August 5, 2016 are presented in “all other compensation” above.

GRANTS OF PLAN-BASED AWARDS DURING THE YEAR ENDED DECEMBER 31, 2016

The following table sets forth information regarding grants of plan-based awards to our named executive officers during the year ended December 31, 2016.

		Estimated Future Payouts Under Equity Incentive Plan				All Other Stock Awards: Number of Shares of Stock or Units (#)
								Grant Date Fair
			Awards					Value of Stock
		Threshold	Target	Maximum				and Option
Name	Grant Date	(#)	(#)	(#)				Awards
Lawrence Miller	2/12/2016	—	—	—		1,935	(1)	$50,804	(2)
	5/13/2016	—	—	—		2,214	(1)	$52,081	(2)
	7/5/2016	—	—	—		23,125	(3)	$583,444	(4)
	7/5/2016	11,562	23,124	46,248	(3)	—		$1,166,837	(4)
	8/12/2016	—	—	—		2,202	(1)	$53,543	(2)
	11/14/2016	—	—	—		2,723	(1)	$27,498	(2)
Sean P. McGrath	9/28/2016	—	—	—		8,946	(3)	$224,008	(4)
	9/28/2016	4,473	8,946	17,892	(3)	—		$448,016	(4)
Austin K. So	7/5/2016	—	—	—		1,363	(3)	$34,388	(4)
	7/5/2016	681	1,362	2,724	(3)	—		$68,727	(4)

(1)	Under the executive restricted phantom unit agreements entered into under our long-term incentive plans, Mr. Miller was credited with 9,074 phantom units during 2016, pursuant to his distribution equivalent rights. The distribution equivalent rights accrue on restricted phantom units representing limited partner interests and become payable, in cash or common units, at the election of the issuer, upon the separation of the reporting person from service or upon the occurrence of certain other events. Each distribution equivalent right is the economic equivalent of one common unit representing a limited partner interest.
(2)	The grant date fair value, pursuant to his distribution equivalent rights, is equal to the cumulative restricted phantom units outstanding at the time of the distribution, multiplied by the per-unit monetary distribution, divided by the closing price per common unit on the day prior to the distribution date.
(3)	During 2016, Messrs. Miller, McGrath and So were granted unit awards, respectively, consisting of Time Vested Units and Performance Vested Units. Refer to “Compensation Discussion and Analysis” above for more information.
(4)	The fair value per unit is based on the close price of our common units on the date immediately preceding the date of grant and the assumption that the maximum performance conditions were met.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2016

The following table sets forth information with respect to outstanding equity awards at December 31, 2016 for our named executive officers.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested		Number of Unearned Shares, units or Other Rights That Have Not Vested (#)		Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Lawrence Miller	—	—	$—	—	86,050	(2)	$766,706	(2)	75,158	(3)	$669,658	(3)
Sean P. McGrath	—	—	$—	—	—		$—		43,486	(3)	$387,460	(3)
Austin K. So	—	—	$—	—	—		$—		3,179	(3)	$28,325	(3)
David L. Meyers	10,937	5,209	$25.61	10/22/2018	—		$—		—		$—

(1)	Pursuant to a unit appreciation rights agreement entered into under our 2004 Long-Term Incentive Plan on October 22, 2013, Mr. Meyers was granted 25,000 UARs. The UARs entitle an executive to receive, in our whole common units or cash, at our election, the excess of the fair value of the common unit on the day prior to the exercise date over the applicable exercise price, which was the last trading price of a common unit immediately preceding the grant. The UARs vest ratably over a period of 48 months beginning on the grant date.
(2)	Consistent with prior periods, during 2016 Mr. Miller was credited with 9,074 phantom units pursuant to his distribution equivalent rights pursuant to awards granted under our long-term incentive plans. The phantom units become payable, in cash or common units, at our election, upon the separation of the executive from service as an executive of our general partner or upon the occurrence of certain other events. The market value has been computed by multiplying the closing price of the common units on December 31, 2016 by the number of restricted phantom units held by Mr. Miller in his deferred compensation account at December 31, 2016.
(3)	Unvested units totaled 75,158, 43,486, and 3,179, respectively, at December 31, 2016 for Messrs. Miller, McGrath, and So, respectively. The market value of these outstanding awards has been computed by multiplying the closing price of the common units on December 31, 2016 by the number of unvested units held by Messrs. Miller, McGrath and So. Due to Mr. McGrath’s resignation, the outstanding units will be forfeited in 2017.

OPTION EXERCISES AND STOCK VESTED DURING YEAR ENDED DECEMBER 31, 2016

The following table provides information about the value realized by the named executive officers on the exercise of unit appreciation rights during the year ended December 31, 2016.

	Option Awards		Stock Award
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#) (1)	Value Realized on Vesting ($) (1)
Sean P. McGrath	—	$—	2,774	$69,211

(1)	During 2016, 2,774 of Mr. McGrath’s unit awards vested, which were Time Vested. The market value has been computed by multiplying the closing price of the common units on September 28, 2016, the transaction date, by the number of units vested.

AGREEMENTS WITH NAMED EXECUTIVE OFFICERS

The following is a summary of certain material provisions of agreements between our general partner and Messrs. Miller, McGrath, So and Meyers.

Lawrence Miller

Prior to his retirement, Mr. Miller and our general partner were parties to an Amended and Restated Employment Agreement, with an effective date as of January 1, 2013 (the “Amended and Restated Employment Agreement”). The Amended and Restated Employment Agreement had an initial term of three years, subject to automatic extension for successive one-year terms unless either party gave written notice of non-renewal ninety days prior to the end of the then term.

Under the Amended and Restated Employment Agreement, Mr. Miller received an annual base salary of $528,000, subject to increase at the discretion of StoneMor GP’s Board of Directors or the Compensation Committee. In addition, Mr. Miller was eligible to receive an annual bonus award based upon satisfaction of objectives approved by the Board of Directors or the Compensation Committee. If no objectives were established, Mr. Miller may have, at the discretion of StoneMor GP, received a bonus of up to 50% of his base salary for meeting budgeted goals. Mr. Miller was also entitled to participate in other discretionary bonus or performance-based bonus programs for senior executives as well as equity incentive plans, as determined in the discretion of the Board or the Compensation Committee.

The Amended and Restated Employment Agreement provided that, in the event of Mr. Miller’s death or “Disability,” as defined in the Amended and Restated Employment Agreement, Mr. Miller, or his estate, and/or beneficiaries, as applicable, would have been entitled to: (i) earned but unpaid base salary prior to the date of termination; (ii) payment for all accrued but unused vacation time prior to the date of termination; (iii) in the event of death, payment for any earned but deferred bonus for any year prior to the year of his death or, in the event of Disability, payment of any earned but unpaid bonus that was deferred or elected to be deferred by Mr. Miller or StoneMor GP; (iv) a pro rata portion of the bonus payable under any bonus program in effect for the year in which the termination occurs; (v) immediate vesting of and lapsing of restrictions on all unvested stock awards, if any, held as of the date of termination; (vi) continuation of personal or family medical benefits, as applicable, for two years; (vii) in the event of death, a payment of $4,875,000, or in the event of Disability, an amount equal to the product of Mr. Miller’s base salary, multiplied by a factor of 2.50; and (viii) such additional benefits provided for in the then existing plans, programs and/or arrangements of StoneMor GP.

The Amended and Restated Employment Agreement also provided that, in the event Mr. Miller’s employment was terminated for “Cause,” as defined in the Amended and Restated Employment Agreement, Mr. Miller would have been entitled to: (i) earned but unpaid base salary prior to the date of termination;

(ii) payment for all accrued but unused vacation time prior to the date of termination; (iii) payment of any earned bonus that was deferred; and (iv) such additional benefits as may be provided by the then existing plans, programs and/or arrangements of StoneMor GP.

The Amended and Restated Employment Agreement provided that, in the event Mr. Miller’s employment was terminated by StoneMor GP without Cause or by Mr. Miller for “Good Reason,” as defined in the Amended and Restated Employment Agreement, Mr. Miller would have been is entitled to: (i) earned but unpaid base salary prior to the date of termination; (ii) payment for all accrued but unused vacation time up to the date of termination; (iii) payment of any earned bonus that was deferred; (iv) any bonus payable pursuant to any bonus program, to the extent already earned but not paid in the year in which termination occurs; (v) an amount equal to Mr. Miller’s base salary, multiplied by a factor of 2.50; (vi) immediate vesting of and lapsing of restrictions on all unvested stock awards; (vii) continued participation in StoneMor GP’s medical, dental, hospitalization and life insurance plans, programs and/or arrangements in which he was participating on the date of the termination until the earlier of two years; the date he receives substantially equivalent coverage under the plans, programs and/or arrangements of a subsequent employer or the date on which such plans are terminated, provided, however that if such coverage not be allowed under StoneMor GP’s plans, Mr. Miller is entitled to a lump sum payment, less contributions, in an amount equal to the amount that StoneMor GP would have spent on Mr. Miller’s premiums for the same period; and (viii) such additional benefits provided under existing plans and programs of StoneMor GP (other than severance payments payable under any benefit plan).

In May 2017, Mr. Miller’s retirement as President, Chief Executive Officer and Chairman of the Board of Directors of our general partner became effective. In connection with the announcement of Mr. Miller’s retirement, StoneMor GP and Mr. Miller entered into a Separation Agreement and General Release. See “Compensation Discussion and Analysis—Severance Agreements” above for a discussion of the terms of the Separation Agreement and General Release.

Sean P. McGrath

Prior to his resignation, Mr. McGrath was party to a letter agreement with our general partners that provided for Mr. McGrath to receive an annual base salary of $350,000 per year and an annual incentive bonus of $175,000 for his services in 2015 and 2016. Pursuant to the letter agreement, Mr. McGrath was also eligible to receive, subject to mutually agreed terms and conditions: (i) an annual incentive bonus, with a target bonus equal to 75% of his annual base salary; (ii) an annual equity incentive award targeted at 75% of Mr. McGrath’s base salary; (iii) a 1% interest in our general partner; and (iv) a payment equal to one year of base salary in case of Mr. McGrath’s termination without cause, including due to a change of control. Mr. McGrath also entered into a Confidentiality and Non-Compete Agreement with our general partner, which contains customary non-solicitation, non-competition and confidentiality covenants.

In May 2017, Mr. McGrath’s resignation as Chief Financial Officer of our general partner became effective. In connection with the announcement of his resignation, StoneMor GP and Mr. McGrath entered into a Separation Agreement and General Release. See “Compensation Discussion and Analysis—Severance Agreements” above for a discussion of the terms of the Separation Agreement and General Release.

Austin K. So

In May 2016, Mr. So entered into a letter agreement with our general partner, which provided that Mr. So would receive an annual base salary of $275,000. Pursuant to the letter agreement, Mr. So was also eligible to receive, subject to mutually agreed terms and conditions: (i) an annual incentive bonus, with a target bonus equal to 25% of his annual base salary; (ii) an annual equity incentive award targeted at 25% of Mr. So’s base salary; and (iii) salary continuation for a period of 6 months in case of Mr. So’s termination without cause; provided that Mr. So has been employed with the Company for a period of at least 12 months, but less than 24 months. Mr. So also entered into a Confidentiality, Nondisclosure, and Restrictive Covenant Agreement with our general partner, which contains customary non-solicitation, non-competition and confidentiality covenants.

In January 2017, Mr. So entered into a letter agreement with our general partner which provided that, effective as of February 1, 2017, Mr. So’s annual base salary increased to $375,000. In addition, Mr. So received a cash bonus of $100,000 in connection with the execution of this letter agreement. The letter agreement also provides that Mr. So is eligible to receive a quarterly retention bonus of $50,000 per quarter, payable in cash after the end of each quarter in 2017, and a quarterly retention bonus of $25,000 per quarter, payable in cash after the end of each quarter in 2018. In order to be eligible to receive a quarterly retention bonus with respect to a particular quarter, Mr. So must be employed by the general partner on the day the general partner pays the applicable retention bonus.

David L. Meyers

Prior to his resignation, Mr. Meyers was party to a letter agreement with our general partner that provided for Mr. Meyers to receive an annual base salary of $300,000 per year and a signing bonus. Pursuant to the letter agreement, Mr. Meyers was also eligible to receive a discretionary annual incentive bonus of up to a maximum of 25% of his annual base salary. Mr. Meyers also entered into a Confidentiality and Non-Compete Agreement with StoneMor GP, which contained customary non-solicitation, non-competition and confidentiality covenants.

In August 2016, Mr. Meyers’ resignation as Chief Operating Officer of our general partner became effective. In connection with the announcement of his resignation, StoneMor GP and Mr. Meyers entered into an Employment Separation Agreement. See “Compensation Discussion and Analysis—Severance Agreements” above for a discussion of the terms of the Employment Separation Agreement.

Time Vested Units and Performance Vested Units Granted In 2016

During 2016, Messrs. Miller, McGrath and So were granted TVUs and PVUs, pursuant to Key Employee Unit Agreements under our 2014 Long-Term Incentive Plan. See to the “Compensation Discussion and Analysis” section above for more information on these equity awards. Mr. Meyers was not granted TVUs or PVUs in 2016.

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

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

The following table describes the potential payments and benefits to which the named executive officers would be or would have been entitled under their respective employment arrangements described above upon termination of employment if our general partner terminated their employment without cause or if the executive terminated, as applicable, assuming the termination took place on December 31, 2016. In addition, a change of control of our general partner or of us would accelerate the vesting of the outstanding unvested awards granted under our long-term incentive plans.

Pursuant to Executive Restricted Phantom Unit Agreements with Mr. Miller, all payments to Mr. Miller of his mandatory deferred compensation account would have commenced upon: (i) the separation from service; (ii) disability; (iii) unforeseeable emergency; (iv) a Change of Control; or (v) death.

Name	Cash Severance Payment ($) (1)	Continuation of Medical / Welfare Benefits (Present Value) ($) (2)	Acceleration and Continuation of Equity Awards ($) (3)	Total Termination Benefits ($)
Lawrence Miller:
Termination:
by death	$4,875,000	$31,658	$766,706	$5,673,364
by disability, by executive for good reason or by our general partner without cause	$1,320,000	$31,658	$766,706	$2,118,364
Sean P. McGrath	$350,000	$—	$—	$350,000
Austin K. So	$137,500	$—	$—	$137,500

(1)	Mr. Miller would have been entitled to 2.5 times his base annual salary if he is terminated by disability or without cause, or if he terminates with good reason. Mr. McGrath would have been entitled to receive a severance payment equal to one year of base salary upon termination without cause, including due to a change of control, assuming he executes a separation agreement and full release of claims. Mr. So is entitled to receive salary continuation payments equal to six months of base salary upon termination without cause after completing twelve months of employment, but before completing twenty-four months of employment with the Company.
(2)	Mr. Miller would have been entitled to continued coverage under our medical, dental, hospitalization and life insurance programs for two years for himself or his dependents, as applicable.
(3)	At December 31, 2016, Mr. Miller held 86,050 restricted executive phantom units. The amount calculated hereunder is based upon the closing price of our outstanding common units at December 31, 2016 ($8.91). The fair value of Mr. Miller’s restricted executive phantom units is equal to the total phantom units outstanding multiplied by the December 31, 2016 closing price.

Mr. Miller’s retirement as President, Chief Executive Officer and Chairman of the Board of Directors of our general partner became effective in May 2017. Mr. McGrath’s resignation as Chief Financial Officer became effective in May 2017. Mr. Meyers’ resignation as Chief Operating Officer became effective in August 2016. See “Compensation Discussion and Analysis—Severance Agreements” above for a discussion of the terms of their respective severance packages.

DIRECTOR COMPENSATION

The following table sets forth compensation information for 2016 for each member of our general partner’s Board of Directors, except for Lawrence Miller, who served as Chief Executive Officer, President and Chairman of the Board of our general partner during 2016 and who does not receive additional compensation for serving on the board. See “Summary Compensation Table” for compensation disclosures related to Mr. Miller.

	Fees Earned or	Stock
	Paid in Cash	Awards
Name	($)	($) (3)	Total ($)
Howard L. Carver (1)	$47,000	$90,668	$137,668
Jonathan A. Contos (1)	$65,100	$—	$65,100
Allen R. Freedman (1)	$33,250	$141,789	$175,039
Robert B. Hellman, Jr. (1)	$72,425	$—	$72,425
Martin R. Lautman, Ph.D. (1)	$37,425	$106,442	$143,867
Leo J. Pound (1)	$66,100	$21,906	$88,006
William R. Shane (2)	$60,000	$118,863	$178,863
Fenton R. Talbott (1)	$70,000	$69,182	$139,182

(1)	Each director denoted was entitled to an annual retainer of $80,000, which could be received in cash, restricted phantom units or a combination of cash and restricted phantom units at the director’s election. A minimum of $20,000 of the $80,000 annual retainer was required to be paid in restricted phantom units to each director. Following the Reorganization, the board determined that this minimum did not apply to Messrs. Hellman and Contos, who were compensated in cash thereafter. In addition to the retainers, the same directors were entitled to a meeting fee of $2,000 for each meeting of the board of directors attended in person and $1,500 for each committee meeting attended in person, a fee of $500 for participation in each telephone board call that is greater than one hour, but less than two hours, and $1,000 for participation in each telephone board call that is two hours or more. In addition, Mr. Freedman receives an annual retainer of $15,000 as the Chairman of the Audit Committee and Mr. Talbott receives an annual retainer of $10,000 for serving as the Chairman of our Compensation and Nominating and Governance Committee. Lastly, each director is entitled to receive restricted phantom units pursuant to their distribution equivalent rights. The cash amounts shown in the table above are those earned during 2016. For information regarding cash distributions that may be received by our directors by reasons of their ownership interests in our general partner or its affiliates see “Item 13. Certain Relationships and Related Transactions, and Director Independence.”
(2)	In connection with his retirement from the position of Executive Vice President and Chief Financial Officer, Mr. Shane entered into an employment agreement with our general partner, pursuant to which he served as an advisor available to management and Vice Chairman of the Board of Directors of our general partner until April 1, 2014. Upon expiration of this agreement, Mr. Shane agreed to continue in this role on an at-will basis. During 2016, Mr. Shane earned $74,115 in this capacity. Excluding his stock awards and his $60,000 cash retainer for serving as a director, Mr. Shane did not receive any other compensation as a director during 2016. His total cash compensation for the year was $134,115. Mr. Shane resigned as a director effective May 17, 2017.

(3)	The restricted phantom units awarded as retainer compensation are credited to a mandatory deferred compensation account established for each such person. In addition, for each restricted phantom unit in such account, we credit the account, solely in additional restricted phantom units, an amount of distribution equivalent rights so as to provide the restricted phantom unit holders means of participating on a one-for-one basis in distributions made to holders of our common units. Payments to the participant’s mandatory deferred compensation account will be made on the earlier of (i) separation of the participant from service as a director, (ii) disability, (iii) unforeseeable emergency, (iv) death, or (v) change of control of our Partnership or our general partner and will be paid at our election in our common units or cash. A summary of activity in these accounts is shown below:

	Restricted Phantom Units
	Deferred Compensation Account Balance at 12/31/2015	2016 Elective Compensation	2016 Awards Pursuant to Distribution Equivalent Rights	Conversion to Common Units Upon Resignation	Deferred Compensation Account Balance at 12/31/2016
Howard L. Carver	21,546	2,132	2,611	—	26,289
Jonathan A. Contos	—	—	—	—	—
Allen R. Freedman	26,543	4,263	3,272	—	34,078
Robert B. Hellman, Jr.	5,857	—	—	—	5,857
Martin R. Lautman, Ph.D.	24,049	2,665	2,924	—	29,638
Leo J. Pound	969	1,066	150	—	2,185
William R. Shane	18,904	3,141	2,450	—	24,495
Fenton R. Talbott	20,754	1,066	2,482	—	24,302

This table presents the aggregate grant date fair value of awards made during the year in accordance with ASC Topic 718 based on the assumptions set forth in Note 13 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

The grant date fair value of each grant awarded to each director of our general partner, who was not also an executive officer of our general partner, is as follows:

		Fair Value of Units Granted
	Fair
	Value per	Howard	Jonathan	Allen	Robert	Martin	Leo	William	Fenton
Grant Date	Unit (1)	Carver	Contos	Freedman	Hellman	Lautman	Pound	Shane	Talbott
2/12/2016	$26.25	$14,221	$—	$17,518	$—	$15,872	$639	$12,477	$13,698
3/8/2016	$25.83	$10,000	$—	$20,000	$—	$12,500	$5,000	$5,000	$5,000
4/1/2016	$24.40	$—	$—	$—	$—	$—	$—	$50,020	$—
5/11/2016	$23.64	$10,000	$—	$20,000	$—	$12,500	$5,000	$5,000	$5,000
5/13/2016	$23.52	$14,834	$—	$18,470	$—	$16,591	$783	$14,271	$14,170
8/12/2016	$24.32	$15,529	$—	$19,546	$—	$17,405	$945	$14,811	$14,707
8/17/2016	$24.36	$8,000	$—	$16,000	$—	$10,000	$4,000	$4,615	$4,000
11/14/2016	$10.10	$8,084	$—	$10,255	$—	$9,074	$539	$7,669	$7,607
11/16/2016	$10.07	$10,000	$—	$20,000	$—	$12,500	$5,000	$5,000	$5,000

Total		$90,668	$—	$141,789	$—	$106,442	$21,906	$118,863	$69,182

(1)	The fair value per unit is based on the closing price of our common units on the date immediately preceding the date of grant.

During the third quarter of 2014, Messrs. Hellman and Contos elected to have all compensation pertaining to their services rendered paid directly to ACII.

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

Subject to adjustments due to recapitalization or reorganization, the maximum aggregate number of common units which may be issued pursuant to all awards under the 2014 Plan is 1,500,000 common units. The Board of Directors may increase such maximum aggregate number of common units by up to 100,000 common units per year. Common units withheld from an award or surrendered by a recipient to satisfy certain tax withholding obligations of the Partnership or an affiliate or in connection with the payment of an exercise price with respect to an award will not be considered to be common units delivered under the 2014 Plan. If any award is forfeited, canceled, exercised, settled in cash or otherwise terminates or expires without the actual delivery of common units pursuant to the award, the common units subject to such award will be again available for awards under the 2014 Plan.

The 2014 Plan is administered by the Compensation Committee of the Board of Directors of our general partner. The Compensation Committee has full power and authority to: (i) designate participants; (ii) determine the type or types of awards to be granted to a participant; (iii) determine the number of common units to be covered by awards; (iv) determine the terms and conditions of any award, including, without limitation, provisions relating to acceleration of vesting or waiver of forfeiture restrictions; (v) determine whether, to what extent, and under what circumstances awards may be vested, settled, exercised, canceled or forfeited; (vi) interpret and administer the 2014 Plan and any instrument or agreement relating to an award made under the 2014 Plan; (vii) establish, amend, suspend or waive such rules and regulations and delegate to and appoint such agents as it deems appropriate for the proper administration of the 2014 Plan; and (viii) make any other determination and take any other action that the Compensation Committee deems necessary or desirable for the administration of the 2014 Plan. The committee may correct any defect or supply any omission or reconcile any inconsistency in the 2014 Plan or an award agreement, as the committee deems necessary or appropriate.

Awards under the 2014 Plan may be in the form of: (i) phantom units; (ii) restricted units (including unit distribution rights, referred to as “UDRs”); (iii) options to acquire common units; (iv) UARs; (v) DERs; (vi) unit awards and cash awards; and (viii) performance awards. Awards under the 2014 Plan may be granted either alone or in addition to, in tandem with or in substitution for any other award granted under the 2014 Plan. Awards granted in addition to or in tandem with other awards may be granted at either the same time as or at a different time from the other award. If an award is granted in substitution or exchange for another award, the Compensation Committee shall require the recipient to surrender the original award in consideration for the grant of the new award. Awards under the 2014 Plan may be granted in lieu of cash compensation, including in lieu of cash amounts payable under other plans of our general partner, our Partnership or any affiliates, in which the value of common units subject to the award is equivalent in value to the cash compensation or in which the exercise price, grant price, or purchase price of the award in the nature of a right that may be exercised is equal to the fair market value of the underlying common units minus the value of the cash compensation surrendered. Summaries of the different types of awards are provided below:

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

Unit Award

A unit award is a grant of a common unit, which is not subject to a restricted period during which the award remains subject to forfeiture or is either not exercisable by or payable to the recipient of the award. Unit awards are granted at the discretion of the Compensation Committee as a bonus or additional compensation or in lieu of cash compensation the recipient would otherwise be entitled to receive, in such amounts as the Compensation Committee determines to be appropriate.

Other Unit Based and Cash Awards

Other awards, denominated or payable in, valued in whole or in part by reference to or otherwise based on, or related to, common units, may be granted by the Compensation Committee, including convertible or exchangeable debt securities, other rights convertible or exchangeable into common units, purchase rights for common units and awards with value and payment contingent upon performance of our Partnership or any other factors designated by the Compensation Committee. The Compensation Committee determines the terms and conditions of such other unit based awards. Additionally, cash awards may also be granted by the Compensation Committee, either as an element of or supplement to another award or independent of another award.

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

If a director’s membership on the Board of Directors of our general partner or an affiliate terminates for any reason, or an employee’s employment with our general partner and its affiliates terminates for any reason, his or her unvested awards will be automatically forfeited unless, and then only to the extent that, our Compensation Committee or grant agreements provide otherwise.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

None of the persons who served as members of the Compensation and Nominating and Governance Committee (Fenton R. Talbott, Robert B. Hellman, Jr. or Howard L. Carver) in 2016 has ever been an officer or other employee of our Partnership, or has any relationship requiring disclosure under Item 404 of Regulation S-K other than as described in Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence.

Additionally, there were no compensation committee “interlocks” during 2016, which generally means that none of the executive officers of our general partner served as a director or member of the compensation committee of another entity, one of whose executive officers served as a director or member of the Compensation and Nominating and Governance Committee of the Board of Directors of our general partner.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, the beneficial ownership of the common units of StoneMor as of September 1, 2017 held by beneficial owners of 5% or more of the units, if any, by directors and named executive officers of our general partner and by all directors and executive officers of our general partner as a group. Unless otherwise indicated, the address for each unitholder is c/o StoneMor Partners L.P., 3600 Horizon Boulevard, Trevose, PA 19053. Unless otherwise indicated, the beneficial owner named in the table is deemed to have sole voting and sole dispositive power of the units set forth opposite such beneficial owner’s name.

Title of Class	Name of Beneficial Owner	Position	Amount of Beneficial Ownership	Percent of Class
Common units	R. Paul Grady	President, Chief Executive Officer and a Director	—	*
Common units	Sean P. McGrath	Former Chief Financial Officer	2,512	*
Common units	Leo J. Pound	Acting Chief Operating Officer and a Director	1,200	*
Common units	David L. Meyers (1)	Former Chief Operating Officer	405	*
Common units	Austin K. So	General Counsel, Chief Legal Officer and Secretary	454	*
Common units	Robert B. Hellman, Jr. (2)	Chairman of the Board of Directors	4,473,461	11.8%
Common units	Lawrence Miller (3)	Vice Chairman of the Board of Directors	323,828	*
Common units	Howard L. Carver	Director	13,565	*
Common units	Jonathan A. Contos	Director	—	*
Common units	Allen R. Freedman (4)	Director	43,035	*
Common units	Martin R. Lautman, Ph.D. (5)	Director	155,373	*
Common units	Robert A. Sick	Director	—	*
Common units	Fenton R. Talbott (6)	Director	18,435	*

All current directors and executive officers as a group			5,029,351	13.2%
American Cemeteries Infrastructure Investors, LLC (1)			2,364,162	6.2%
950 Tower Lane, Suite 800, Foster City, CA 94404

*	Less than one percent
(1)	Mr. Meyers’ common units listed above are as of his last Form 4 filed with the SEC.
(2)	Mr. Hellman’s beneficial ownership includes 32,776 common units held by Mr. Hellman directly, 2,076,523 common units held by StoneMor GP Holdings, LLC, and 2,364,162 common units held by American Cemeteries Infrastructure Investors, LLC, referred to as “ACII.” AIM Universal Holdings, LLC, referred to as “AUH,” is the sole manager of ACII. Ms. Judy Bornstein and Messrs. Matthew P. Carbone and Robert B. Hellman Jr. are managing members of AUH, collectively referred to as the “managing members.” The managing members may be deemed to share voting and dispositive power over the common units held by ACII. ACII is owned by its members: American Infrastructure MLP Fund II, L.P., referred to as “AIM II,” American Infrastructure MLP Founders Fund II, L.P., referred to as “AIM FFII,” and AIM II Delaware StoneMor, Inc., referred to as “AIM II StoneMor.” AIM II StoneMor is owned by American Infrastructure MLP Management II, L.L.C., referred to as “AIM Management II,” and AIM II Offshore, L.P., referred to as “AIM II Offshore.” AIM Management II is the general partner of AIM II, AIM FFII and AIM II Offshore. Mr. Hellman is a managing member of AIM Management II and the president of AIM II StoneMor.
(3)

Includes 92,418 common units held by StoneMor GP Holdings, LLC, 64,167 common units held by LDLM Associates, LP, and 28,500 common units held by Osiris Investments, LP. Mr. Miller is the grantor and trustee of the Miller Revocable Trust, which is the general partner of LDLM Associates, LP. Mr. Miller is also a limited partner of LDLM Associates, LP, holding 98% of its limited partner interests. Mr. Miller and Mr. Shane are each 50% members of Osiris Investments LLC, which is the general partner of Osiris Investments LP. Mr. Miller therefore may be deemed to beneficially own all of the units beneficially owned by LDLM Associates, LP and Osiris Investments, LP. Pursuant to an agreement between Mr. Miller and Bank of America, N.A., as lender (the “Lender”), Mr. Miller pledged 151,200 common units as security for a loan the Lender made to Mr. Miller (the “Miller Pledge Agreement”). In the absence of a default, the Miller Pledge Agreement does not grant to the Lender the power to dispose or direct the disposition of the pledged securities.
(4)	Includes 20,798 common units held by Mr. Freedman’s spouse and over which Mr. Freedman may be deemed to have beneficial ownership. Also, includes 1,405 common units held by StoneMor GP Holdings, LLC.
(5)	Includes 5,642 common units held by StoneMor GP Holdings, LLC, 3,500 common units held by Mr. Lautman’s spouse, and 2,000 common units held in both the P. Lautman Trust and the J. Lautman Trust for the benefit of the director’s children.
(6)	Mr. Talbott pledged 18,435 common units as security for his assets managed accounts with Enterprise Trust Company.

EQUITY COMPENSATION PLAN INFORMATION

The following table details information regarding our equity compensation plan as of December 31, 2016:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders—2004 Plan (1)	205,511	$6.24	292,301
Equity compensation plans approved by security holders—2014 Plan (2)	117,630	$—	1,365,141
Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	323,141	$4.36	1,657,442

(1)	Includes 205,511 restricted phantom units under the 2004 Long-Term Incentive Plan. Although the 2004 Long-Term Incentive Plan expired in September 2014 and we are unable to grant new awards under the 2004 plan, phantom units granted under the 2004 plan continue to accrue distribution equivalent rights each time we pay a distribution on our common units. Once phantom units vest, such phantom units as well as phantom units accrued in connection with distribution equivalent rights will be settled either in common units or cash, at our discretion.
(2)	Includes 27,383 restricted phantom units awarded under the 2014 Long-Term Incentive Plan. Column (c) is comprised of 1,500,000 available units approved with the 2014 Long-Term Incentive Plan, less the phantom units and unit awards awarded to date under the plan. The 2014 plan initially permits the grant of awards covering an aggregate of 1,500,000 common units, a number that the board may increase by up to 100,000 common units per year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Distributions of available cash to our general partner and its affiliates	We have generally made cash distributions of approximately 98-99% to the unitholders, including our general partner, in respect of any common units that it may own, and approximately 1-2% to our general partner. As of August 24, 2017 our general partner’s ownership percentage of the Partnership was 1.04%. Our general partner also holds incentive distribution rights. Pursuant to such rights, if distributions per common unit exceed target distribution levels, our general partner will be entitled to increasing percentages of the distributions above each level, up to approximately 48% of the distributions above the highest level plus its general partnership percentage interest. See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Cash Distribution Policy.

Payments to our general partner and its affiliates	Our general partner and its affiliates do not receive any management fee or other compensation for the management of our business and affairs, but they are reimbursed for all expenses that they incur on our behalf, including general and administrative expenses and corporate overhead. As the sole purpose of the general partner is to act as our general partner, substantially all of the expenses of our general partner are incurred on our behalf and reimbursed by us or our subsidiaries. Our general partner determines the expenses that are allocable to us in good faith.

Withdrawal or removal of our general partner	If our general partner withdraws or is removed, its general partner interest and its incentive distribution rights will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.

Liquidation	Upon our liquidation, the unitholders and our general partner will be entitled to receive liquidating distributions according to their respective capital account balances.

OWNERSHIP INTERESTS IN OUR GENERAL PARTNER; RELATIONSHIP WITH GP HOLDINGS

Our general partner, StoneMor GP, owns our general partner interest, our incentive distribution rights and common units representing limited partner interests in the Partnership. As of August 24, 2017 (i) Mr. Hellman, as Trustee of the Trust, for the pecuniary benefit of ACII, has exclusive voting and investment power over approximately 89.01% of membership interests in GP Holdings, the sole member of StoneMor GP, and (ii) Lawrence Miller, Vice Chairman of the Board of Directors of StoneMor GP (3.96%, inclusive of family partnership holdings), William Shane, a former director of StoneMor GP (3.12%, inclusive of family partnership holdings), Allen Freedman (0.06%), and Martin Lautman (0.24%, along with Mr. Lautman’s spouse), directors of StoneMor GP, Michael Stache and Robert Stache (each through trusts with their respective spouses), retired executive officers of StoneMor GP, collectively hold approximately 10.99% of membership interests in GP Holdings.

On December 30, 2016, we sold to GP Holdings 2,332,878 common units representing limited partner interests in the Partnership at an aggregate purchase price of $20.0 million (i.e., $8.5731 per purchased unit, which was equal to the volume-weighted average trading price of a common unit for the twenty trading days ending on and including December 30, 2016) pursuant to a common unit purchase agreement between the Partnership and GP Holdings. As disclosed elsewhere in this Annual Report on Form 10-K, Robert Hellman, Jr., and Jonathan Contos, each a director of StoneMor GP, and Lawrence Miller, the Vice Chairman of the Board of Directors of StoneMor GP, who was also the Chief Executive Officer and President of StoneMor GP at the time of this transaction, are directors of GP Holdings. Mr. Miller is also the President and Chief Executive Officer of GP Holdings and Sean P. McGrath, who was the Chief Financial Officer of StoneMor GP at the time of this transaction, was also the Chief Financial Officer and Secretary of GP Holdings, at the time of this transaction. As noted above, certain of our executive officers and directors have ownership interests in GP Holdings. The purchase of the purchased units by GP Holdings was funded by an investment in GP Holdings by ACII (through Mr. Hellman as the aforesaid Trustee).

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

Pursuant to the Common Unit Purchase Agreement, commencing with the quarter ending June 30 2014, ACII is entitled to receive distributions equal to those paid on the Common Units generally. Through the quarter ending June 30, 2018, such distributions may be paid in cash, Common Units issued to ACII in lieu of cash distributions (the “PIK Units”), or a combination of cash and PIK Units, as determined by the Partnership in its sole discretion. If the Partnership elects to pay distributions through the issuance of PIK Units, the number of Common Units to be issued in connection with a quarterly distribution will be the quotient of (A) the amount of the quarterly distribution paid on the Common Units by (B) the volume-weighted average price of the Common Units for the thirty (30) trading days immediately preceding the date a quarterly distribution is declared with respect to the Common Units. Beginning with the quarterly distribution payable with respect to the quarter ending September 30, 2018, the ACII Units will receive cash distributions on the same basis as all other Common Units and the Partnership will no longer have the ability to elect to pay quarterly distributions in kind through the issuance of PIK Units. The Partnership issued 206,087 PIK Units to ACII in lieu of cash distributions of $5.2 million during 2016.

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

Pursuant to the Registration Rights Agreement, the Partnership was required to file a shelf registration statement (the “PIK Unit Registration Statement”) with the SEC on or prior to June 5, 2014 to register the offer and sale by ACII of a good faith estimate of the total number of PIK Units that may be issued to ACII under the Common Unit Purchase Agreement, and use its commercially reasonable efforts to cause the PIK Unit Registration Statement to be declared effective as soon as practicable thereafter. The registration statement was declared effective on June 25, 2014 but, due to the Partnership’s failure to timely file certain required reports with the SEC, ACII will not be able to use this registration statement to sell the shares registered thereunder until the Partnership has timely filed all reports it is required to file with the SEC under the Exchange Act for a period of twelve months. After July 1, 2018, ACII shall have the right to require the Partnership to prepare and file with the SEC a shelf registration statement (a “Demand Registration Statement”) to register the offer and sale of (a) the ACII Units purchased by ACII pursuant to the Common Unit Purchase Agreement or (b) PIK Units issued to ACII pursuant to the Common Unit Purchase Agreement but not included in the PIK Unit Registration Statement.

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

Messrs. Hellman and Contos elected to have all compensation pertaining to their services rendered on the Board of Directors paid directly to ACII.

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

OMNIBUS AGREEMENT

On September 20, 2004, we entered into an omnibus agreement (the “Omnibus Agreement”) with McCown De Leeuw, a private equity investment firm and a founder of Cornerstone, CFS, CFSI, our general partner and StoneMor Operating LLC.

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

CFSI had agreed to indemnify us for all federal, state and local income tax liabilities attributable to the operation of the assets contributed by CFSI to us prior to the 2004 closing of the public offering. CFSI had also agreed to indemnify us against additional income tax liabilities, if any, that arise from the consummation of the 2004 transactions related to our formation in excess of those believed to result at the time of the 2004 closing of our initial public offering. We had estimated that $600,000 of state income taxes and no federal income taxes would be due as a result of these formation transactions. CFSI had also agreed to indemnify us against the increase in income tax liabilities of our corporate subsidiaries resulting from any reduction or elimination of our net operating losses to the extent those net operating losses are used to offset any income tax gain or income resulting from the prior operation of the assets of CFSI contributed to us in 2004, or from our formation transactions in excess of such gain or income believed to result at the time of the 2004 closing of the initial public offering. Until all of its indemnification obligations under the Omnibus Agreement had been satisfied in full, CFSI was subject to limitations on its ability to dispose of or encumber its interest in our general partner or the common units held by it (except upon a redemption of common units by the partnership upon any exercise of the underwriters’ over-allotment option) and would also be prohibited from incurring any indebtedness or other liability. An amendment to the Omnibus Agreement dated January 24, 2011 was entered into by all parties to the Omnibus Agreement (and after due consideration approved by our Conflicts Committee, which retained independent counsel; the committee was chaired by Mr. Carver). An accompanying certification by our general partner established that as of the date of the amendment, CFSI’s indemnification obligations under the Omnibus Agreement were discharged and CFSI was no longer subject to the limitations and prohibition described above in this paragraph. Those indemnification obligations pertained to the taxable year 2004 of CFSI. To our knowledge, there has been no inquiry from or instigation of proceedings by any taxing authority, which could reasonably be expected to require indemnification under the Omnibus Agreement. We believe that all applicable statutes of limitations (including any extensions thereof) relating to the filing of all tax returns, which could reasonably be expected to require indemnification under the Omnibus Agreement have expired, except if there, were certain omissions of gross income of more than 25% or fraud. Our general partner has certified to its knowledge there was no such omission or fraud. CFSI is also subject to certain limitations on its ability to transfer its interest in our general partner or the common units held by it if the effect of the proposed transfer would trigger an “ownership change” under the Internal Revenue Code that would limit our ability to use our federal net operating loss carryovers. Please read Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Income Taxes for more information.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees paid or accrued for professional services rendered by Deloitte & Touche LLP for the audit of our annual financial statements for fiscal years 2016 and 2015 and the aggregate fees paid or accrued for audit-related services and all other services rendered by Deloitte & Touche LLP for fiscal years 2016 and 2015.

	Years Ended December 31,
	2016	2015
Audit fees	$2,086,833	$2,557,651
Audit-related fees	333,026	25,265
Tax fees	471,901	559,268

	$2,891,760	$3,142,184

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents. The decrease in fees in 2016 was primarily the result of a new agreement between StoneMor Partners L.P. and Deloitte & Touche LLP.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Partners’ Capital for the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014

Notes to the Consolidated Financial Statements

(2)	Other schedules have not been included either because they are not applicable or because the information is included elsewhere in this Form 10-K.

(c)	Exhibits are listed in the Exhibit Index, which is incorporated herein by reference.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

Exhibit Index

Exhibit Number	Description

3.1*	Certificate of Limited Partnership of StoneMor Partners L.P. (incorporated by reference to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 9, 2004 (Exhibit 3.1)).

3.2*	Second Amended and Restated Agreement of Limited Partnership of StoneMor Partners L.P. dated as of September 9, 2008 (incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed on September 15, 2008).

4.1.1*	Indenture, dated as of May 28, 2013, by and among StoneMor Partners L.P., Cornerstone Family Services of West Virginia Subsidiary, Inc., the guarantors named therein and Wilmington Trust, National Association, including Form of 7 7/8% Senior Note due 2021 (incorporated by reference to Exhibit 4.2 of Registrant’s Current Report on Form 8-K filed on May 28, 2013).

4.1.2*	Registration Rights Agreement, dated as of May 28, 2013, by and among StoneMor Partners L.P., Cornerstone Family Services of West Virginia Subsidiary, Inc., the Initial Guarantors party thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the initial purchasers listed on Schedule A to the Purchase Agreement (incorporated by reference to Exhibit 4.4 of Registrant’s Current Report on Form 8-K filed on May 28, 2013).

4.1.3*	Supplemental Indenture No. 1, dated as of August 8, 2014, by and among Kirk & Nice, Inc., Kirk & Nice Suburban Chapel, Inc., StoneMor Operating LLC, and Osiris Holding of Maryland Subsidiary, Inc., subsidiaries of StoneMor Partners L.P. (or its successor), and Cornerstone Family Services of West Virginia Subsidiary, Inc., the Guarantors under the Indenture, dated as of May 28, 2013, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

4.1.4*	Supplemental Indenture No. 2, dated as of September 1, 2016, by and among StoneMor Wisconsin LLC, StoneMor Wisconsin Subsidiary LLC, subsidiaries of StoneMor Partners L.P., and Cornerstone Family Services of West Virginia Subsidiary, Inc., the Guarantors under the Indenture, dated as of May 28, 2013, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016).

4.2*	Registration Rights Agreement, dated as of May 21, 2014, by and between StoneMor Partners L.P. and American Cemeteries Infrastructure Investors, LLC (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed on May 23, 2014).

10.1*†	StoneMor Partners L.P. Long-Term Incentive Plan, as amended April 19, 2010 (incorporated by reference to Appendix A to Registrant’s Definitive Proxy Statement filed on June 4, 2010).

10.2*†	StoneMor Partners L.P. 2014 Long-Term Incentive Plan (incorporated by reference to Appendix A to Registrant’s Definitive Proxy Statement filed on October 9, 2014).

10.3*†	Form of the Director Restricted Phantom Unit Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated November 8, 2006 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 15, 2006).

10.4*†	Form of the Key Employee Restricted Phantom Unit Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated November 8, 2006 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on November 15, 2006).

10.5*†	Form of the Unit Appreciation Rights Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated as of November 27, 2006 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on December 1, 2006).

Exhibit Number	Description

10.6*†	Director Restricted Phantom Unit Agreement by and between StoneMor GP LLC and Robert Hellman dated June 23, 2009 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on June 23, 2009).

10.7*†	Form of the Unit Appreciation Rights Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated as of December 16, 2009 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on December 22, 2009).

10.8*†	Form of the Executive Restricted Phantom Unit Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated as of December 16, 2009 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on December 22, 2009).

10.9*†	Director Unit Appreciation Rights Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2.8 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.10*†	Form of the Unit Appreciation Rights Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated as of April 2, 2012 (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.11*†	Executive Restricted Phantom Unit Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated as of November 7, 2012 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 13, 2012).

10.12*†	Unit Appreciation Rights Agreement Under the StoneMor Partners L.P. Long-Term Incentive Plan, dated as of October 22, 2013 (incorporated by reference to Exhibit 10.7.11 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.13*†	Form of Director Restricted Phantom Unit Agreement under the StoneMor Partners L.P. 2014 Long-Term Incentive Plan, dated as of November 11, 2014 (incorporated by reference to Exhibit 10.7.12 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.14*†

Key Employee Unit Agreement under the StoneMor Partners L.P. 2014 Long-Term Incentive Plan, dated as of December 31, 2015 by and between StoneMor GP LLC and Lawrence Miller (incorporated by reference to Exhibit 10.7.13 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.15*†

Key Employee Unit Agreement under the StoneMor Partners L.P. 2014 Long-Term Incentive Plan, dated as of December 31, 2015 by and between StoneMor GP LLC and Sean P. McGrath (incorporated by reference to Exhibit 10.7.14 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.16*†

Employee Unit Agreement under the StoneMor Partners L.P. 2014 Long-Term Incentive Plan, dated as of December 31, 2015 by and between StoneMor GP LLC and David L. Meyers (incorporated by reference to Exhibit 10.7.15 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.17*†	Employment Agreement by and between StoneMor GP LLC and Lawrence Miller, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.5 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.18*†	Addendum to Employment Agreement between StoneMor GP LLC and Lawrence Miller, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 19, 2007).

Exhibit Number	Description

10.19*†	Amended and Restated Employment Agreement, executed July 22, 2013 and retroactive to January 1, 2013, by and between StoneMor GP, LLC and Lawrence Miller (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on July 26, 2013).

10.20*†	Employment Agreement by and between StoneMor GP LLC and William R. Shane, effective as of September 20, 2004 (incorporated by reference to Exhibit 10.6 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.21*†	Addendum to Employment Agreement between StoneMor GP LLC and William R. Shane, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on November 19, 2007).

10.22*†	Employment Agreement, effective April 1, 2012, by and between StoneMor GP LLC and William Shane (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on April 2, 2012).

10.23*†	Letter Agreement by and between David Meyers and StoneMor GP LLC (incorporated by reference to Exhibit 10.13.1 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.24*†	Confidentiality and Non-Compete Agreement by and between David Meyers and StoneMor GP LLC (incorporated by reference to Exhibit 10.13.2 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.25*†	Payback Agreement by and between David Meyers and StoneMor GP LLC (incorporated by reference to Exhibit 10.13.3 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.26*†	Form of Indemnification Agreement by and between StoneMor GP LLC and Lawrence Miller, Robert B. Hellman, Jr., Fenton R. Talbott, Martin R. Lautman, William Shane, Allen R. Freedman, effective September 20, 2004 (incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.27*†	Form of Indemnification Agreement by and between StoneMor GP LLC and Howard Carver and Peter Grunebaum, effective February 16, 2007 (incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.28*†	Form of Indemnification Agreement by and between StoneMor GP LLC and Leo J. Pound and Jonathan Contos, dated February 26, 2015 (incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.29*†	General Release of Claims between Timothy K. Yost and StoneMor GP LLC, the general partner of StoneMor Partners L.P., dated May 18, 2015 (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.30*†	Letter Agreement by and between Sean P. McGrath and StoneMor GP LLC (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

10.31*†	Confidentiality and Non-Compete Agreement by and between Sean P. McGrath and StoneMor GP LLC (incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

Exhibit Number	Description

10.32*	Settlement Agreement by and among StoneMor Indiana LLC, StoneMor Operating LLC, StoneMor Partners L.P., Chapel Hill Associates, Inc., Chapel Hill Funeral Home, Inc., Covington Memorial Funeral Home, Inc., Covington Memorial Gardens, Inc., Forest Lawn Memorial Chapel Inc., Forest Lawn Memory Gardens Inc., Fred W. Meyer, Jr. by James R. Meyer as Special Administrator to the Estate of Fred W. Meyer, Jr., James R. Meyer, Thomas E. Meyer, Nancy Cade, and F.T.J. Meyer Associates, LLC dated June 21, 2010 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on June 25, 2010).

10.33*	Omnibus Agreement by and among McCown De Leeuw & Co. IV, L.P., McCown De Leeuw & Co. IV Associates, L.P., MDC Management Company IV, LLC, Delta Fund LLC, Cornerstone Family Services LLC, CFSI LLC, StoneMor Partners L.P., StoneMor GP LLC, StoneMor Operating LLC, dated as of September 20, 2004 (incorporated by reference to Exhibit 10.4 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.34*	Amendment No. 1 to Omnibus Agreement entered into on, and effective as of, January 24, 2011 by and among MDC IV Trust U/T/A November 30, 2010, MDC IV Associates Trust U/T/A November 30, 2010, Delta Trust U/T/A November 30, 2010 (successors respectively to McCown De Leeuw & Co. IV, L.P., a California limited partnership, McCown De Leeuw IV Associates, L.P., a California limited partnership, Delta Fund LLC, a California limited liability company, and MDC Management Company IV, LLC, a California limited liability company), Cornerstone Family Services LLC, a Delaware limited liability company, CFSI LLC, a Delaware limited liability company, StoneMor Partners L.P., a Delaware limited partnership, StoneMor GP LLC, a Delaware limited liability company, for itself and on behalf of the Partnership in its capacity as general partner of the Partnership, and StoneMor Operating LLC, a Delaware limited liability company (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on January 28, 2011).

10.35*	Contribution, Conveyance and Assumption Agreement by and among StoneMor Partners L.P., StoneMor GP LLC, CFSI LLC, StoneMor Operating LLC, dated as of September 20, 2004 (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.36†	Letter Agreement by and between Austin So and StoneMor GP LLC, dated January 28, 2017.

10.37*	Lease Agreement, dated as of September 26, 2013, by and among StoneMor Operating, LLC, StoneMor Pennsylvania LLC and StoneMor Pennsylvania Subsidiary LLC, the Archdiocese of Philadelphia, and StoneMor Partners L.P., solely in its capacity as guarantor (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on October 2, 2013).

10.38*	Amendment No. 1 to Lease Agreement, dated as of March 20, 2014, by and among StoneMor Operating, LLC, StoneMor Pennsylvania LLC and StoneMor Pennsylvania Subsidiary LLC, the Archdiocese of Philadelphia, and StoneMor Partners L.P., solely in its capacity as guarantor (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on March 26, 2014).

10.39*	Amendment No. 2 to Lease Agreement, dated as of May 28, 2014, by and among StoneMor Operating, LLC, StoneMor Pennsylvania LLC, StoneMor Pennsylvania Subsidiary LLC, the Archdiocese of Philadelphia, and StoneMor Partners L.P. (incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

Exhibit Number	Description

10.40*	Asset Sale Agreement dated April 2, 2014, by and among StoneMor Operating LLC, StoneMor Florida LLC, StoneMor Florida Subsidiary LLC, StoneMor North Carolina LLC, StoneMor North Carolina Subsidiary LLC, StoneMor North Carolina Funeral Services, Inc., Loewen [Virginia] LLC, Loewen [Virginia] Subsidiary, Inc., Rose Lawn Cemeteries LLC, Rose Lawn Cemeteries Subsidiary, Incorporated, StoneMor Pennsylvania LLC, StoneMor Pennsylvania Subsidiary LLC, CMS West Subsidiary LLC, S.E. Funeral Homes of Florida, LLC, S.E. Cemeteries of Florida, LLC, S.E. Combined Services of Florida, LLC, S.E. Cemeteries of North Carolina, Inc., S.E. Funeral Homes of North Carolina, Inc., Montlawn Memorial Park, Inc., S.E. Cemeteries of Virginia, LLC, SCI Virginia Funeral Services, Inc., George Washington Memorial Park, Inc., Sunset Memorial Park Company and S.E. Mid- Atlantic Inc. (incorporated by reference to Exhibit 2.1 of Registrant’s Current Report on Form 8-K filed on April 8, 2014).

10.41*	Asset Sale Agreement dated April 2, 2014, by and among StoneMor Operating LLC, StoneMor North Carolina LLC, StoneMor North Carolina Subsidiary LLC, Laurel Hill Memorial Park LLC, Laurel Hill Memorial Park Subsidiary, Inc., StoneMor Pennsylvania LLC, StoneMor Pennsylvania Subsidiary LLC, S.E. Cemeteries of North Carolina, Inc., Clinch Valley Memorial Cemetery, Inc., and S.E. Acquisition of Pennsylvania, Inc. (incorporated by reference to Exhibit 2.2 of Registrant’s Current Report on Form 8-K filed on April 8, 2014).

10.42*	Common Unit Purchase Agreement, dated as of May 19, 2014, by and between StoneMor Partners L.P. and American Cemeteries Infrastructure Investors, LLC (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 23, 2014).

10.43*	Underwriting Agreement, dated April 15, 2016, by and among StoneMor Partners L.P., StoneMor GP LLC, StoneMor Operating LLC, and Raymond James & Associates, Inc., as representative of the underwriters named therein (incorporated by reference to Exhibit 1.1 of Registrant’s Current Report on Form 8-K filed on April 20, 2016).

10.44*†	Restricted Phantom Unit Agreement under the StoneMor Partners L.P. 2014 Long-Term Incentive Plan, entered into as of April 1, 2016, by and between StoneMor GP LLC and William Shane (incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.45*†	Letter Agreement by and between Austin So and StoneMor GP LLC, dated May 26, 2016 (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.46*†	Confidentiality, Nondisclosure and Restrictive Covenant Agreement by and between Austin So and StoneMor GP LLC, dated May 26, 2016 (incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.47*†	Employment Separation Agreement, effective as of August 5, 2016, by and between StoneMor GP LLC and David Meyers (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on August 10, 2016).

10.48*†	Key Employee Unit Agreement under the StoneMor Partners L.P. 2014 Long-Term Incentive Plan, entered into as of September 28, 2016, by and between StoneMor GP LLC and Sean McGrath (incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016).

10.49*†	Key Employee Unit Agreement under the StoneMor Partners L.P. 2014 Long-Term Incentive Plan, entered into as of July 5, 2016, by and between StoneMor GP LLC and Lawrence Miller (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016).

Exhibit Number	Description

10.50*†	Key Employee Unit Agreement under the StoneMor Partners L.P. 2014 Long-Term Incentive Plan, entered into as of July 5, 2016, by and between StoneMor GP LLC and Austin So (incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016).

10.51*	Credit Agreement, dated as of August 4, 2016, by and among StoneMor Operating LLC, the other Borrowers party thereto, the Lenders party thereto, Capital One, National Association, as Administrative Agent, Issuing Bank and Swingline Lender, Citizens Bank of Pennsylvania, as Syndication Agent, and TD Bank, N.A. and Raymond James Bank, N.A., as Co-Documentation Agents (incorporated by reference to Exhibit 10.5 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016).

10.52*	First Amendment to Credit Agreement, dated as of March 15, 2017, by and among StoneMor Operating LLC, the other Borrowers party thereto, Capital One, National Association, as Administrative Agent, and the Required Lenders party thereto (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on March 16, 2017).

10.53*	Second Amendment and Limited Waiver to Credit Agreement, dated as of July 26, 2017, by and among StoneMor Operating LLC, the other Borrowers party thereto, Capital One, National Association, as Administrative Agent, and the Required Lenders party thereto (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on July 28, 2017).

10.54*	Third Amendment and Limited Waiver to Credit Agreement, effective as of August 15, 2017, by and among StoneMor Operating LLC, the other Borrowers party thereto, Capital One, National Association, as Administrative Agent, and the Required Lenders party thereto (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on August 17, 2017).

10.55*	Guaranty and Collateral Agreement, dated as of August 4, 2016, by and among StoneMor Partners L.P., StoneMor Operating LLC, the other Grantors party thereto and Capital One, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.6 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016).

10.56*	Common Unit Purchase Agreement, dated as of December 30, 2016, by and between StoneMor Partners L.P. and StoneMor GP Holdings LLC (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on January 4, 2017).

10.57*†	Separation Agreement and General Release, dated as of February 27, 2017 by and between StoneMor GP Holdings LLC and Sean P. McGrath (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on March 3, 2017).

10.58*†	Separation Agreement and General Release, dated as of March 27, 2017, by and between StoneMor GP Holdings LLC and Lawrence Miller (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on March 28, 2017).

10.59*†	Summary of Oral Agreement between StoneMor GP LLC and Leo J. Pound (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on April 17, 2017).

10.60*†	Employment Agreement dated May 16, 2017, by and between StoneMor GP LLC and R. Paul Grady (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on May 22, 2017).

10.61*†	Indemnification Agreement, dated May 16, 2017, by and between StoneMor GP LLC and R. Paul Grady (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on May 22, 2017).

Exhibit Number	Description

10.62*†	Employment Agreement, effective May 16, 2017, by and between StoneMor GP LLC and Mark Miller (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on May 22, 2017).

10.63*†	Indemnification Agreement, effective May 16, 2017, by and between StoneMor GP LLC and Mark Miller (incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K filed on May 22, 2017).

10.64*†	Indemnification Agreement, effective May 16, 2017, by and between StoneMor GP LLC and Robert A. Sick (incorporated by reference to Exhibit 10.5 of Registrant’s Current Report on Form 8-K filed on May 22, 2017).

21.1	Subsidiaries of Registrant

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification pursuant to Exchange Act Rule 13a-14(a) of R. Paul Grady, President, Chief Executive Officer and Member of the Board of Directors.

31.2	Certification pursuant to Exchange Act Rule 13a-14(a) of Mark L. Miller, Chief Financial Officer and Senior Vice President.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of R. Paul Grady, President, Chief Executive Officer and Member of the Board of Directors (furnished herewith).

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and Exchange Act Rule 13a-14(b) of Mark L. Miller, Chief Financial Officer and Senior Vice President (furnished herewith).

99.1*	Second Amended and Restated Limited Liability Company Agreement of StoneMor GP LLC, dated as of May 21, 2014, entered into by StoneMor GP Holdings, LLC (incorporated by reference to Exhibit 99.1 of Registrant’s Current Report on Form 8-K filed on May 23, 2014).

99.2*	Amendment No. 1, dated as of November 17, 2015, to the Second Amended and Restated Limited Liability Company Agreement of StoneMor GP LLC, dated as of May 21, 2014, entered into by StoneMor GP Holdings, LLC (incorporated by reference to Exhibit 99.2 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015).

101	Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015; (ii) Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014; (iii) Consolidated Statement of Partners’ Capital; (iv) Consolidated Statement of Cash Flows for the years ended December 31, 2016, 2015 and 2014; and (v) Notes to the Consolidated Financial Statements. Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of StoneMor Partners L.P.

*	Incorporated by reference, as indicated
†	Management contract, compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONEMOR PARTNERS L.P.

	By:	StoneMor GP LLC, its General Partner

September 15, 2017		By:	/s/ R. Paul Grady
R. Paul Grady
President, Chief Executive Officer and
Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ R. Paul Grady R. Paul Grady (Principal Executive Officer)	President, Chief Executive Officer and Director	September 15, 2017

/s/ Mark L. Miller Mark L. Miller (Principal Financial and Accounting Officer)	Chief Financial Officer and Senior Vice President	September 15, 2017

/s/ Lawrence Miller Lawrence Miller	Director	September 15, 2017

/s/ Howard L. Carver Howard L. Carver	Director	September 15, 2017

/s/ Jonathan A. Contos Jonathan A. Contos	Director	September 15, 2017

/s/ Allen R. Freedman Allen R. Freedman	Director	September 15, 2017

/s/ Robert B. Hellman, Jr. Robert B. Hellman, Jr.	Director	September 15, 2017

/s/ Martin R. Lautman, Ph.D. Martin R. Lautman, Ph.D.	Director	September 15, 2017

/s/ Leo J. Pound Leo J. Pound	Director	September 15, 2017

/s/ Robert A. Sick Robert A. Sick	Director	September 15, 2017

/s/ Fenton R. Talbott Fenton R. Talbott	Director	September 15, 2017