Form 10-Q
period 2017-03-31
STONEMOR PARTNERS LP
filed 2017-10-27
CIK 1286131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐ No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐ No ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if either registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
The number of the registrant’s outstanding common units at October 15, 2017 was 37,957,482.

Explanatory Note
On September 18, 2017, the Partnership filed its Annual Report on Form 10-K for the year ended December 31, 2016, which amended the Partnership's audited consolidated financial statements as of December 31, 2015, and for each of the two years in the period ended December 31, 2015 and the related notes thereto. This Form 10-Q amends the Partnership’s unaudited condensed consolidated financial information for the three months ended March 31, 2016 and the related notes thereto, included on Form 10-Q/A filed on November 9, 2016 ("Original Filing").
The Original Filing included the restatement of the Partnership’s unaudited condensed consolidated financial information as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015, correcting errors related to:

1.
The allocation of net loss to the General Partner and the limited partners for the purposes of determining the general partner’s and limited partners’ capital accounts presented within “Partners’ Capital,” and the corresponding effect on “Net loss per limited partner unit (basic and diluted)” for the three months ended March 31, 2016 and 2015;

2.
The presentation of certain components of “Cemetery property”, “Property and equipment, net of accumulated depreciation”, “Deferred cemetery revenues, net”, “Merchandise liability”, “Accounts payable and accrued liabilities” and “Common limited partners’ interest” as of March 31, 2016 and December 31, 2015;

3.
The presentation of “Cemetery merchandise revenues”, Cemetery service revenues” and “Cost of goods sold” related to assumed performance obligations from acquisitions for the three months ended March 31, 2016 and 2015;

4.
The recording of incorrect amounts of investment revenues and expenses related to merchandise and perpetual care trusts on the condensed consolidated statements of operations and the incorrect tracking of perpetual care-trusting obligations on the condensed consolidated balance sheets;

5.	The recognition of incorrect amounts of revenue from deferred pre-acquisition contracts in the condensed consolidated statements of operations based on inaccurate system inputs;

6.
Other adjustments principally relating to the recognition, accuracy and/or classification of certain amounts in “Deferred cemetery revenues, net”, “Merchandise liability” and “Other current assets”; and

7.
The corresponding effect of the foregoing accounting errors on the Partnership’s income tax accounts, condensed consolidated statement of partners’ capital, condensed consolidated statements of cash flows and the related notes thereto, disclosed in the Partnership’s condensed consolidated financial information as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015.

The restatement of the Partnership’s unaudited condensed consolidated financial information for the three months ended March 31, 2016 in this Form 10-Q (“Restatement”) reflects the correction of the aforementioned errors and the following additional errors identified subsequent to the Original Filing:

1)
The timing and accuracy of the recognition of revenues and certain associated costs related to the Partnership’s cemetery and funeral home performance obligations in the condensed consolidated statement of operations in improper accounting periods and the related effects on “Deferred revenues” and “Partners’ Capital”;

2)	The presentation of certain components of “Other current assets” and “Accounts payable and accrued liabilities” in the condensed consolidated balance sheet;

3)	The corresponding effect of the foregoing accounting errors on the Partnership’s condensed consolidated statement of cash flows and the related notes thereto;

4)
The recording and presentation of incorrect amounts of individual cemetery and funeral home location-level equity and intercompany balances—the impact of which is limited to Note 11, Supplemental Condensed Consolidating Financial Information; and

5)
The presentation of changes in “Accounts receivable, net of allowance” and “Deferred revenues” on a gross versus net basis in the Partnership’s condensed consolidated statement of cash flows and Note 2, Accounts Receivable, Net of Allowance, and omission of related disclosures.

Note 1, General, (“Note 1”) in the Partnership’s unaudited condensed consolidated financial information included in Item 1 provides further information regarding the Restatement.
The following sections in the Original Filing have been corrected in this Form 10-Q to reflect the Restatement:

•	Part I—Item 1—Financial Statements

•	Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations
“Part I—Item 4—Controls and Procedures” to this Form 10-Q discloses the material weaknesses in the Partnership’s internal controls associated with the Restatement, as well as management’s conclusion that the Partnership’s internal control over financial reporting was not effective as of March 31, 2017. As disclosed therein, we continued to make improvements to our internal control over financial reporting with respect to material weaknesses that had been identified at that time, and those remediation efforts as well as other remediation efforts relating to material weaknesses we identified subsequent to March 31, 2017 remain ongoing.
This Form 10-Q does not reflect events occurring after the filing of the Original Filing except to the extent otherwise required to be included herein and does not substantively modify or update the disclosures therein other than as required to reflect the adjustments described above. See Note 1 to the accompanying unaudited condensed consolidated financial information, set forth in Item 1 of this Form 10-Q, for additional information.
We are also filing currently dated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Form 10-Q.
Unless the context otherwise requires, references to “we,” “us,” “our,” “StoneMor,” the “Company,” or the “Partnership” are to StoneMor Partners L.P. and its subsidiaries.

FORM 10-Q OF STONEMOR PARTNERS L.P.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
STONEMOR PARTNERS L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$13,723	$12,570
Accounts receivable, net of allowance	76,430	77,253
Prepaid expenses	6,072	5,532
Other current assets	21,739	23,466
Total current assets	117,964	118,821

Long-term accounts receivable, net of allowance	98,879	98,886
Cemetery property	335,290	337,315
Property and equipment, net of accumulated depreciation	116,906	118,281
Merchandise trusts, restricted, at fair value	523,858	507,079
Perpetual care trusts, restricted, at fair value	341,479	333,780
Deferred selling and obtaining costs	120,113	116,890
Deferred tax assets	64	64
Goodwill	70,436	70,436
Intangible assets	64,852	65,438
Other assets	21,429	20,023
Total assets	$1,811,270	$1,787,013

Liabilities and Partners' Capital
Current liabilities:
Accounts payable and accrued liabilities	$39,035	$35,547
Accrued interest	5,443	1,571
Current portion, long-term debt	1,617	1,775
Total current liabilities	46,095	38,893

Long-term debt, net of deferred financing costs	303,618	300,351
Deferred revenues	891,356	866,633
Deferred tax liabilities	20,556	20,058
Perpetual care trust corpus	341,479	333,780
Other long-term liabilities	38,019	36,944
Total liabilities	1,641,123	1,596,659
Commitments and contingencies
Partners' capital (deficit):
General partner interest	(2,135)	(1,914)
Common limited partners' interest	172,282	192,268
Total partners' capital	170,147	190,354
Total liabilities and partners' capital	$1,811,270	$1,787,013
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

STONEMOR PARTNERS L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per unit data)

	Three Months Ended March 31,
	2017	2016
		(As restated - see Note 1)
Revenues:
Cemetery:
Merchandise	$38,003	$33,690
Services	14,949	13,719
Investment and other	12,575	14,414
Funeral home:
Merchandise	7,836	7,482
Services	9,583	8,867
Total revenues	82,946	78,172

Costs and Expenses:
Cost of goods sold	13,519	10,720
Cemetery expense	16,697	15,856
Selling expense	16,459	14,733
General and administrative expense	9,957	9,204
Corporate overhead	11,104	10,311
Depreciation and amortization	3,455	3,065
Funeral home expenses:
Merchandise	1,760	2,149
Services	5,699	6,455
Other	5,345	5,140
Total costs and expenses	83,995	77,633

Other gains (losses), net	—	(882)
Interest expense	(6,706)	(5,790)
Loss from continuing operations before income taxes	(7,755)	(6,133)
Income tax expense	(806)	(260)
Net loss	$(8,561)	$(6,393)
General partner's interest	$(89)	$1,101
Limited partners' interest	$(8,472)	$(7,494)
Net loss per limited partner unit (basic and diluted)	$(0.22)	$(0.23)
Weighted average number of limited partners' units outstanding (basic and diluted)	37,918	32,539
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

STONEMOR PARTNERS L.P.
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL (UNAUDITED)
(dollars in thousands)

	Partners' Capital
	Outstanding Common Units	Common Limited Partners	General Partner	Total
December 31, 2016	37,863,496	$192,268	$(1,914)	$190,354
Issuance of common units	—	744	—	744
Common unit awards under incentive plans	15,644	241	—	241
Net loss	—	(8,472)	(89)	(8,561)
Cash distributions	—	(11,755)	(132)	(11,887)
Unit distributions paid in kind	78,342	(744)	—	(744)
March 31, 2017	37,957,482	$172,282	$(2,135)	$170,147
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

STONEMOR PARTNERS L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2017	2016
		(As restated - see Note 1)
Cash Flows From Operating Activities:
Net loss	$(8,561)	$(6,393)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cost of lots sold	3,551	2,006
Depreciation and amortization	3,455	3,065
Provision for cancellations	1,828	2,718
Non-cash compensation expense	241	407
Non-cash interest expense	1,085	757
Other (gains) losses, net	—	882
Changes in assets and liabilities:
Accounts receivable, net of allowance	(1,284)	(3,945)
Merchandise trust fund	(3,430)	(11,613)
Other assets	(809)	(2,469)
Deferred selling and obtaining costs	(3,223)	(3,220)
Deferred revenues	12,802	15,711
Deferred taxes, net	498	17
Payables and other liabilities	6,198	7,311
Net cash provided by operating activities	12,351	5,234
Cash Flows From Investing Activities:
Cash paid for capital expenditures	(1,496)	(4,560)
Proceeds from asset sales	—	138
Net cash used in investing activities	(1,496)	(4,422)
Cash Flows From Financing Activities:
Cash distributions	(11,887)	(21,387)
Proceeds from borrowings	24,000	10,500
Repayments of debt	(21,072)	(10,355)
Proceeds from issuance of common units, net of costs	—	18,763
Cost of financing activities	(743)	—
Net cash used in financing activities	(9,702)	(2,479)
Net increase (decrease) in cash and cash equivalents	1,153	(1,667)
Cash and cash equivalents - Beginning of period	12,570	15,153
Cash and cash equivalents - End of period	$13,723	$13,486
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,802	$1,513
Cash paid during the period for income taxes	$2,371	$376
Non-cash investing and financing activities:
Acquisition of assets by financing	$652	$56
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

STONEMOR PARTNERS L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2017

1.	GENERAL
Nature of Operations
StoneMor Partners L.P. (the “Partnership”) is a provider of funeral and cemetery products and services in the death care industry in the United States. As of March 31, 2017, the Partnership operated 316 cemeteries in 27 states and Puerto Rico, of which 285 are owned and 31 are operated under lease, management or operating agreements. The Partnership also owned and operated 99 funeral homes, including 45 located on the grounds of cemetery properties that we own, in 18 states and Puerto Rico.
Basis of Presentation
The accompanying condensed consolidated financial statements, which are unaudited except for the balance sheet at December 31, 2016, which is derived from audited financial statements, have been prepared in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States (“GAAP”) for interim reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the Partnership’s financial position, results of operations and cash flows for the periods disclosed have been made. These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and the related notes thereto presented in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the three months ended March 31, 2017 may not necessarily be indicative of the results of operations for the full year ending December 31, 2017.
Principles of Consolidation
The unaudited condensed consolidated financial statements include the accounts of each of the Partnership’s 100% owned subsidiaries. These statements also include the accounts of the merchandise and perpetual care trusts in which the Partnership has a variable interest and is the primary beneficiary. The Partnership operates 31 cemeteries under long-term lease, operating or management contracts. The operations of 16 of these managed cemeteries have been consolidated.
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

Restatement of Previously Issued Unaudited Condensed Consolidated Financial Statements
On September 18, 2017, the Partnership filed its Annual Report on Form 10-K for the year ended December 31, 2016, which amended the Partnership's audited consolidated financial statements as of December 31, 2015, and for each of the two years in the period ended December 31, 2015 and the related notes thereto. This Form 10-Q amends the Partnership’s unaudited condensed consolidated financial statements for the three months ended March 31, 2016 and the related notes thereto, included on Form 10-Q/A filed on November 9, 2016 ("Original Filing"). The Restatement reflects the correction of the following errors identified subsequent to the Original Filing:

A.
The Partnership understated recognized revenues from the satisfaction of cemetery and funeral home performance obligations in its condensed consolidated statement of operations. The understatement was primarily due to lags in or omissions of the data entry of a contract servicing event. The adjustments to correct these accounting errors resulted in a net increase of $1.2 million in revenues, of which $1.0 million related to merchandise revenues, for the three months ended March 31, 2016.

B.
In conjunction with the foregoing revenue recognition errors, on its condensed consolidated balance sheet, the Partnership had historically (i) deferred incorrect and imprecise amounts of investment revenues and expenses related to its merchandise trusts, (ii) reserved incorrect amounts for future cancellations related to its cemetery and funeral home performance obligations, and (iii) deferred incorrect amounts of selling costs. The correction of these accounting errors resulted in a net increase in “Cemetery investment and other revenues” of $0.1 million for the three months ended March 31, 2016 due to changes in the inputs used to calculate trust income recognition. This also resulted in a decrease in “Cemetery merchandise revenues” of $0.1 million for the three months ended March 31, 2016 due to an increase in cancellation reserve expense, and an increase in “Selling expense” of $0.2 million for the three months ended March 31, 2016.

C.
Certain components of “Other current assets” and “Accounts payable and accrued liabilities” on its condensed consolidated balance sheet were determined to be inappropriate in the Partnership’s review of accounting policies during its ongoing remediation. The Partnership had historically presented intercompany deposits due to its merchandise and perpetual care trust funds within “Other current assets” and presented intercompany payables to its merchandise and perpetual care trusts in “Accounts payable and accrued liabilities”. The Partnership has determined the intercompany payables and liabilities to its consolidated trust funds should be eliminated. The correction of the error resulted in a reclassification of $0.4 million in the condensed consolidated statements of cash flows between "Other assets" and "Payables and other liabilities" for the three months ended March 31, 2016.

D.
Specific to the Partnership’s disclosure in Note 11, Supplemental Condensed Consolidating Financial Information, (“Note 11”) the Partnership recorded incorrect amounts for its individual cemetery and funeral home location-level equity and intercompany balances at its formation and in subsequent acquisitions. Additionally, the Partnership presented certain managed locations as guarantor subsidiaries instead of non-guarantor subsidiaries in Note 11. Note that this error had no impact to amounts presented on the face of the condensed consolidated financial statements.

E.
The Partnership incorrectly presented the changes in “Accounts receivable, net of allowance” net of the income statement “Provision for cancellations” and omitted certain disclosures regarding the components of the changes in “Accounts receivable, net of allowance” and “Deferred revenues” in its condensed consolidated statement of cash flows. Additionally, specific to the Partnership’s related disclosure in Note 2, Accounts Receivable, Net of Allowance, the Partnership presented activity in the allowance for cancellations that related to deferred revenues on a gross basis instead of on a net basis. The correction of the error resulted in a reclassification of $2.7 million in the condensed consolidated statement of cash flows between "Provision for cancellations" and "Accounts receivable, net of allowance" for the three months ended March 31, 2016.

The effect of these adjustments on the Partnership’s condensed consolidated statements of operations and cash flows for the three months ended March 31, 2016 is summarized below for each affected caption (in thousands, except per unit data):

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS		Three Months Ended March 31, 2016
	Reference	As Filed	Restatement Adjustments	As Restated
Cemetery revenues:
Merchandise	A, B	$32,768	$922	$33,690
Services	A	13,463	256	13,719
Investment and other	B	14,375	39	14,414
Funeral home revenues:
Merchandise	A	7,456	26	7,482
Total revenues		76,929	1,243	78,172
Selling expense	B	14,576	157	14,733
Funeral home expenses:
Services	B	6,451	4	6,455
Total costs and expenses		77,472	161	77,633
Net loss		(7,475)	1,082	(6,393)
General partner's interest for the period		1,088	13	1,101
Limited partners' interest for the period		(8,563)	1,069	(7,494)
Net loss per limited partner unit (basic and diluted)		$(0.26)	$0.03	$(0.23)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS		Three Months Ended March 31, 2016
	Reference	As Filed	Restatement Adjustments	As Restated
Net loss		$(7,475)	$1,082	$(6,393)
Provision for cancellations	E	—	2,718	2,718
Changes in assets and liabilities:
Accounts receivable, net of allowance	E	(1,227)	(2,718)	(3,945)
Other assets	B, C	(2,847)	378	(2,469)
Deferred selling and obtaining costs	B	(3,379)	159	(3,220)
Deferred revenues	A, B	16,952	(1,241)	15,711
Payables and other liabilities	C	7,689	(378)	7,311
Net cash provided by operating activities		$5,234	$—	$5,234
As shown above, the adjustments affecting the condensed consolidated statement of cash flows for the period noted are included in the Partnership’s net loss from operations and offset by changes in operating assets and liabilities. There were no adjustments related to cash provided by (used in) investing and financing activities.
Uses and Sources of Liquidity
Our primary use of liquidity is to fund working capital requirements of our businesses, capital expenditures and for general corporate purposes, including debt repayment and distributions. As more fully discussed in Note 7, the terms of the Partnership's senior credit facility, as amended, place certain restrictions on the Partnership’s ability to increase and make distributions and obtain additional debt. Finally, the Partnership has incurred net losses for the reporting periods in this Form 10-Q, and the Consolidated Leverage Ratio under the credit facility has been nearing the maximum allowed ratio under existing covenants as disclosed in Note 7.

During 2016 and 2017, the Partnership completed various financing transactions to provide supplemental liquidity necessary to achieve management’s strategic objectives, including issuance of common units, utilization of the at-the-market equity program and establishment of a new credit facility which, as discussed more fully in Note 7 and Note 15, was further amended during 2017. The Partnership acknowledges that it continues to face a challenging competitive environment, and while the Partnership continues to focus on its overall profitability, including managing expenses, the Partnership reported a loss for the three months ended March 31, 2017. The Partnership expects that the actions taken in 2016 and 2017 will enhance its liquidity and financial flexibility. The Partnership will likely seek to continue to supplement cash generation with proceeds from financing activities, including borrowings under the credit facility and other borrowings, the issuance of additional limited partner units, capital contributions from the general partner and the sale of assets and other transactions. As of March 31, 2017, the Partnership had $12.8 million of total available borrowing capacity under its revolving credit facility.
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
Summary of Significant Accounting Policies
Refer to Note 1 to the Partnership's audited consolidated financial statements included in Item 8 of its Annual Report on Form 10-K for the year ended December 31, 2016 for the complete summary of significant accounting policies.
Use of Estimates
The preparation of the Partnership’s unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements, as well as the reported amounts of revenue and expense during the reporting periods. The Partnership’s unaudited condensed consolidated financial statements are based on a number of significant estimates, including revenue and expense accruals, depreciation and amortization, merchandise trust and perpetual care trust asset valuation, allowance for cancellations, unit-based compensation, deferred revenues, deferred merchandise trust investment earnings, deferred selling and obtaining costs, assets and liabilities obtained through business combinations and income taxes. As a result, actual results could differ from those estimates.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired. Goodwill is not amortized, but instead is subject to impairment testing on an annual basis, and between annual tests whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying amount. No such events have occurred during the three months ended March 31, 2017. Goodwill totaled approximately $70.4 million as of both March 31, 2017 and December 31, 2016.
Income Taxes
The Partnership is not subject to U.S. federal and most state income taxes. The partners of the Partnership are liable for income tax in regard to their distributive share of the Partnership’s taxable income. Such taxable income may vary substantially from net income reported in the accompanying condensed consolidated financial statements. Certain corporate subsidiaries are subject to federal and state income tax. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and tax carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Partnership records a valuation allowance against its deferred tax assets if it deems that it is more likely than not that some portion or all of the recorded deferred tax assets will not be realizable in future periods.
The change in the deferred tax liability during the three months ended March 31, 2017 was caused by an increase in deferred tax liabilities associated with long-lived intangibles that will reverse after the expiration of the existing deferred tax assets.

Net Income (Loss) per Common Unit
Basic net income (loss) attributable to common limited partners per unit is computed by dividing net income (loss) attributable to common limited partners, which is determined after the deduction of the general partner’s interest, by the weighted average number of common limited partner units outstanding during the period. Net income (loss) attributable to common limited partners is determined by deducting net income attributable to participating securities, if applicable, and net income (loss) attributable to the general partner’s units. The general partner’s interest in net income (loss) is calculated on a quarterly basis based upon its units and incentive distributions to be distributed for the quarter, with a priority allocation of net income to the general partner’s incentive distributions, if any, in accordance with the partnership agreement, and the remaining net income (loss) allocated with respect to the general partner’s and limited partners’ ownership interests.
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
The following is a reconciliation of net income (loss) allocated to the common limited partners for purposes of calculating net income (loss) attributable to common limited partners per unit (in thousands):

	Three Months Ended March 31,
	2017	2016
		(As restated - see above)
Net loss	$(8,561)	$(6,393)
Less: Incentive distribution right (“IDR”) payments to general partner	—	1,192
Net loss to allocate to general and common limited partners	(8,561)	(7,585)
Less: General partner’s interest excluding IDRs	(89)	(91)
Net loss attributable to common limited partners	$(8,472)	$(7,494)

Diluted net income (loss) attributable to common limited partners per unit is calculated by dividing net income (loss) attributable to common limited partners, less income allocable to participating securities, by the sum of the weighted average number of common limited partner units outstanding and the dilutive effect of unit option awards, as calculated by the treasury stock or if converted methods, as applicable. These awards consist of common units issuable upon payment of an exercise price by the participant under the terms of the Partnership’s long-term incentive plan.
The following table sets forth the reconciliation of the Partnership’s weighted average number of common limited partner units used to compute basic net income (loss) attributable to common limited partners per unit with those used to compute diluted net income (loss) attributable to common limited partners per unit (in thousands):

	Three Months Ended March 31,
	2017	2016
Weighted average number of common limited partner units - basic	37,918	32,539
Add effect of dilutive incentive awards (1)	—	—
Weighted average number of common limited partner units - diluted	37,918	32,539
_____________________________

(1)
The diluted weighted average number of limited partners’ units outstanding presented on the condensed consolidated statement of operations does not include 328,914 units and 292,670 units for the three months ended March 31, 2017 and 2016, respectively, as their effects would be anti-dilutive.

Recently Issued Accounting Standard Updates - Not Yet Effective
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

•
In September 2017, the FASB issued ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments, which provides additional clarification and implementation guidance on ASU 2014-09 and is effective consistent with the adoption schedule for ASU 2014-09.

The new guidance in ASU 2014-09, as well as all amendments discussed above, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The new guidance permits two methods of adoption, full retrospective or modified retrospective and we intend to implement the standard with the modified retrospective approach, which recognizes the cumulative effect of application recognized on that date. Management has developed an implementation plan and is continuing to evaluate the impact that the adoption of this guidance will have on the financial statements of the Partnership. Management is in the midst of assessing the impact of the guidance on our contracts in all our revenue streams by reviewing our current accounting policies and practices to identify potential differences that would result from applying the new requirements to our revenue contracts. Management continues to monitor modifications, clarifications and interpretations issued by the FASB. Part of the implementation plan includes performing a detailed review of contracts and also evaluating the impact, if any, on changes to business processes, systems and controls to support recognition and disclosure under the new guidance. Although the Partnership has not yet fully determined the scope of the impact of the new standard on our consolidated results of operations, financial position, cash flows and financial statement disclosures, management expects that there will be an impact to the financial reporting disclosures and internal control over financial reporting. The Partnership will adopt the requirements of the new standard upon its effective date of January 1, 2018.
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

2.	ACCOUNTS RECEIVABLE, NET OF ALLOWANCE
Long-term accounts receivable, net, consisted of the following at the dates indicated (in thousands):

	March 31, 2017	December 31, 2016
Customer receivables	$223,113	$223,326
Unearned finance income	(20,803)	(21,034)
Allowance for contract cancellations	(27,001)	(26,153)
Accounts receivable, net of allowance	175,309	176,139
Less: Current portion, net of allowance	76,430	77,253
Long-term portion, net of allowance	$98,879	$98,886
Activity in the allowance for contract cancellations was as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
		(As restated - see Note 1)
Balance, beginning of period	$26,153	$23,985
Provision for cancellations	1,828	2,718
Cancellations	(980)	(1,682)
Balance, end of period	$27,001	$25,021
As noted in Note 1, the Partnership has changed its presentation herein to focus only on the provision and cancellations of amounts recognized. The allowance for contract cancellations included $18.5 million and $17.4 million related to deferred revenues as of March 31, 2017 and December 31, 2016, respectively.

3.	CEMETERY PROPERTY
Cemetery property consisted of the following at the dates indicated (in thousands):

	March 31, 2017	December 31, 2016
Cemetery land	$256,482	$257,914
Mausoleum crypts and lawn crypts	78,808	79,401
Cemetery property	$335,290	$337,315

4.	PROPERTY AND EQUIPMENT
Property and equipment consisted of the following at the dates indicated (in thousands):

	March 31, 2017	December 31, 2016
Buildings and improvements	$126,025	$125,442
Furniture and equipment	56,106	56,408
Funeral home land	11,505	11,527
Property and equipment, gross	193,636	193,377
Less: Accumulated depreciation	(76,730)	(75,096)
Property and equipment, net of accumulated depreciation	$116,906	$118,281
Depreciation expense was $2.9 million and $2.5 million for the three months ended March 31, 2017 and 2016, respectively.

5.	MERCHANDISE TRUSTS
At March 31, 2017 and December 31, 2016, the Partnership’s merchandise trusts consisted of investments in debt and equity marketable securities and cash equivalents, both directly as well as through mutual and investment funds.
All of these investments are classified as available for sale and accordingly, all of the assets are carried at fair value. All of the investments subject to the fair value hierarchy are considered either Level 1 or Level 2 assets pursuant to the three-level hierarchy described in Note 10. There were no Level 3 assets.
The merchandise trusts are variable interest entities ("VIE") of which the Partnership is the primary beneficiary. The assets held in the merchandise trusts are required to be used to purchase the merchandise and provide the services to which they relate. If the value of these assets falls below the cost of purchasing such merchandise and providing such services, the Partnership may be required to fund this shortfall.
The Partnership included $8.7 million and $8.6 million of investments held in trust by the West Virginia Funeral Directors Association at March 31, 2017 and December 31, 2016, respectively, in its merchandise trust assets. As required by law, the Partnership deposits a portion of certain funeral merchandise sales in West Virginia into a trust that is held by the West Virginia Funeral Directors Association. These trusts are recognized at their account value, which approximates fair value.
A reconciliation of the Partnership’s merchandise trust activities for the three months ended March 31, 2017 and 2016 is presented below (in thousands):

	Three Months Ended March 31,
	2017	2016
Balance, beginning of period	$507,079	$464,676
Contributions	14,916	13,305
Distributions	(16,728)	(7,797)
Interest and dividends	6,284	5,773
Capital gain distributions	237	219
Realized gains and losses	1,810	1,270
Taxes	(1,675)	(37)
Fees	(708)	(383)
Unrealized change in fair value	12,643	2,982
Balance, end of period	$523,858	$480,008
During the three months ended March 31, 2017 and 2016, purchases of available for sale securities were $22.1 million and $6.4 million, respectively, while sales, maturities and paydowns of available for sale securities were $27.1 million and $12.6 million, respectively. Cash flows from pre-need customer contracts are presented as operating cash flows in our condensed consolidated statement of cash flows.

The cost and market value associated with the assets held in the merchandise trusts as of March 31, 2017 and December 31, 2016 were as follows (in thousands):

March 31, 2017	Fair Value Hierarchy Level	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments	1	$26,925	$—	$—	$26,925
Fixed maturities:
U.S. governmental securities	2	172	1	(52)	121
Corporate debt securities	2	5,673	306	(303)	5,676
Total fixed maturities		5,845	307	(355)	5,797
Mutual funds - debt securities	1	229,609	4,845	(133)	234,321
Mutual funds - equity securities	1	111,335	11,349	(160)	122,524
Other investment funds (1)		75,498	597	(564)	75,531
Equity securities	1	35,203	5,047	(289)	39,961
Other invested assets	2	10,100	—	—	10,100
Total investments		$494,515	$22,145	$(1,501)	$515,159
West Virginia Trust Receivable		8,699	—	—	8,699
Total		$503,214	$22,145	$(1,501)	$523,858
______________________________

(1)
Other investment funds are measured at fair value using the net asset value per share practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the balance sheet. This asset class is composed of fixed income funds and equity funds, which have redemption periods ranging from 30 to 90 days, and private credit funds, which have lockup periods of five years with two potential one year extensions at the discretion of the funds’ general partners. As of March 31, 2017, there were $3.7 million in unfunded commitments to the private credit funds, which are callable at any time.

December 31, 2016	Fair Value Hierarchy Level	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments	1	$17,317	$—	$—	$17,317
Fixed maturities:
U.S. governmental securities	2	172	2	(44)	130
Corporate debt securities	2	6,311	269	(202)	6,378
Total fixed maturities		6,483	271	(246)	6,508
Mutual funds - debt securities	1	236,159	1,580	(96)	237,643
Mutual funds - equity securities	1	126,215	3,361	(533)	129,043
Other investment funds (1)		60,017	603	(387)	60,233
Equity securities	1	35,079	3,640	(192)	38,527
Other invested assets	2	9,239	—	—	9,239
Total investments		$490,509	$9,455	(1,454)	$498,510
West Virginia Trust Receivable		8,569	—	—	8,569
Total		$499,078	$9,455	$(1,454)	$507,079
______________________________

(1)
Other investment funds are measured at fair value using the net asset value per share practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the balance sheet. This asset class is composed of fixed income funds and equity funds, which have redemption periods ranging from 30 to 90 days.

The contractual maturities of debt securities as of March 31, 2017 were as follows (in thousands):

	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
U.S. governmental securities	$—	$56	$65	$—
Corporate debt securities	369	4,547	746	14
Total fixed maturities	$369	$4,603	$811	$14
Temporary Declines in Fair Value
The Partnership evaluates declines in fair value below cost for each asset held in the merchandise trusts on a quarterly basis.
An aging of unrealized losses on the Partnership’s investments in debt and equity securities within the merchandise trusts as of March 31, 2017 and December 31, 2016 is presented below (in thousands):

	Less than 12 months		12 months or more		Total
March 31, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$—	$—	$102	$52	$102	$52
Corporate debt securities	1,040	116	370	187	1,410	303
Total fixed maturities	1,040	116	472	239	1,512	355
Mutual funds - debt securities	9,529	126	20	7	9,549	133
Mutual funds - equity securities	15,641	127	1,287	33	16,928	160
Other investment funds	33,259	564	—	—	33,259	564
Equity securities	3,278	216	429	73	3,707	289
Total	$62,747	$1,149	$2,208	$352	$64,955	$1,501

	Less than 12 months		12 months or more		Total
December 31, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$—	$—	$87	$44	$87	$44
Corporate debt securities	556	6	871	196	1,427	202
Total fixed maturities	556	6	958	240	1,514	246
Mutual funds - debt securities	6,040	61	754	35	6,794	96
Mutual funds - equity securities	7,475	357	2,578	176	10,053	533
Other investment funds	37,357	387	—	—	37,357	387
Equity securities	1,292	89	413	103	1,705	192
Total	$52,720	$900	$4,703	$554	$57,423	$1,454
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
Other-Than-Temporary Impairment of Trust Assets
The Partnership assesses its merchandise trust assets for other-than-temporary declines in fair value on a quarterly basis. During the three months ended March 31, 2017 and 2016, the Partnership determined that there were no other than temporary impairments to the investment portfolio in the merchandise trusts.

6.	PERPETUAL CARE TRUSTS
At March 31, 2017 and December 31, 2016, the Partnership’s perpetual care trusts consisted of investments in debt and equity marketable securities and cash equivalents, both directly as well as through mutual and investment funds.
All of these investments are classified as available for sale and accordingly, all of the assets are carried at fair value. All of the investments subject to the fair value hierarchy are considered either Level 1 or Level 2 assets pursuant to the three-level hierarchy described in Note 10. There were no Level 3 assets. The perpetual care trusts are VIEs of which the Partnership is the primary beneficiary.
A reconciliation of the Partnership’s perpetual care trust activities for the three months ended March 31, 2017 and 2016 is presented below (in thousands):

	Three Months Ended March 31,
	2017	2016
Balance, beginning of period	$333,780	$307,804
Contributions	2,115	2,474
Distributions	(3,031)	(3,723)
Interest and dividends	3,871	4,149
Capital gain distributions	216	81
Realized gains and losses	2,065	74
Taxes	(165)	(97)
Fees	(608)	(287)
Unrealized change in fair value	3,236	(268)
Balance, end of period	$341,479	$310,207
During the three months ended March 31, 2017 and 2016, purchases of available for sale securities were $69.5 million and $5.5 million, respectively, while sales, maturities and paydowns of available for sale securities were $64.1 million and $0.3 million, respectively. Cash flows from perpetual care trust related contracts are presented as operating cash flows in our condensed consolidated statement of cash flows.

The cost and market value associated with the assets held in the perpetual care trusts as of March 31, 2017 and December 31, 2016 were as follows (in thousands):

March 31, 2017	Fair Value Hierarchy Level	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments	1	$9,671	$—	$—	$9,671
Fixed maturities:
U.S. governmental securities	2	457	5	(27)	435
Corporate debt securities	2	6,785	214	(190)	6,809
Total fixed maturities		7,242	219	(217)	7,244
Mutual funds - debt securities	1	145,648	1,962	(658)	146,952
Mutual funds - equity securities	1	17,800	3,296	(21)	21,075
Other investment funds (1)		127,371	3,463	(720)	130,114
Equity securities	1	24,007	2,782	(451)	26,338
Other invested assets	2	85	—	—	85
Total investments		$331,824	$11,722	$(2,067)	$341,479
______________________________

(1)
Other investment funds are measured at fair value using the net asset value per share practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the balance sheet. This asset class is composed of fixed income funds and equity funds, which have a redemption period ranging from 30 to 90 days, and private credit funds, which have lockup periods ranging from five to ten years with three potential one year extensions at the discretion of the funds’ general partners. As of March 31, 2017, there were $56.2 million in unfunded commitments to the private credit funds, which are callable at any time.

December 31, 2016	Fair Value Hierarchy Level	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments	1	$16,113	$—	$—	$16,113
Fixed maturities:
U.S. governmental securities	2	483	14	(23)	474
Corporate debt securities	2	12,598	380	(152)	12,826
Total fixed maturities		13,081	394	(175)	13,300
Mutual funds - debt securities	1	127,033	1,187	(669)	127,551
Mutual funds - equity securities	1	30,708	1,940	(26)	32,622
Other investment funds (1)		119,196	2,672	(622)	121,246
Equity securities	1	20,978	2,150	(432)	22,696
Other invested assets	2	252	—	—	252
Total investments		$327,361	$8,343	$(1,924)	$333,780
______________________________

(1)
Other investment funds are measured at fair value using the net asset value per share practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the balance sheet. This asset class is composed of fixed income funds and equity funds, which have a redemption period ranging from 30 to 90 days, and private credit funds, which have lockup periods ranging from six to ten years with three potential one year extensions at the discretion of the funds’ general partners. As of December 31, 2016, there were $45.1 million in unfunded commitments to the private credit funds, which are callable at any time.

The contractual maturities of debt securities as of March 31, 2017 were as follows (in thousands):

	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
U.S. governmental securities	$—	$226	$165	$44
Corporate debt securities	633	5,319	783	74
Total fixed maturities	$633	$5,545	$948	$118
Temporary Declines in Fair Value
The Partnership evaluates declines in fair value below cost of each individual asset held in the perpetual care trusts on a quarterly basis.
An aging of unrealized losses on the Partnership’s investments in debt and equity securities within the perpetual care trusts as of March 31, 2017 and December 31, 2016 is presented below (in thousands):

	Less than 12 months		12 months or more		Total
March 31, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$—	$—	$363	$27	$363	$27
Corporate debt securities	960	67	2,388	123	3,348	190
Total fixed maturities	960	67	2,751	150	3,711	217
Mutual funds - debt securities	43,199	631	536	27	43,735	658
Mutual funds - equity securities	1,168	17	113	4	1,281	21
Other investment funds	39,059	720	—	—	39,059	720
Equity securities	6,880	438	156	13	7,036	451
Total	$91,266	$1,873	$3,556	$194	$94,822	$2,067

	Less than 12 months		12 months or more		Total
December 31, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$—	$—	$283	$23	$283	$23
Corporate debt securities	747	10	2,980	142	3,727	152
Total fixed maturities	747	10	3,263	165	4,010	175
Mutual funds - debt securities	24,026	620	1,908	49	25,934	669
Mutual funds - equity securities	3,836	16	452	10	4,288	26
Other investment funds	37,577	622	—	—	37,577	622
Equity securities	4,532	409	145	23	4,677	432
Total	$70,718	$1,677	$5,768	$247	$76,486	$1,924
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
Other-Than-Temporary Impairment of Trust Assets
The Partnership assesses its perpetual care trust assets for other-than-temporary declines in fair value on a quarterly basis. During the three months ended March 31, 2017 and 2016, the Partnership determined that there were no other than temporary impairments to the investment portfolio in the perpetual care trusts.

7.	LONG-TERM DEBT
Total debt consisted of the following at the dates indicated (in thousands):

	March 31, 2017	December 31, 2016
Credit facility	$140,625	$137,125
7.875% Senior Notes, due June 2021	172,738	172,623
Notes payable - acquisition debt	453	502
Notes payable - acquisition non-competes	721	928
Insurance and vehicle financing	1,657	1,807
Less deferred financing costs, net of accumulated amortization	(10,959)	(10,859)
Total debt	305,235	302,126
Less current maturities	(1,617)	(1,775)
Total long-term debt	$303,618	$300,351
Credit Facility
On August 4, 2016, StoneMor Operating LLC (the “Operating Company”), a 100% owned subsidiary of the Partnership, entered into the Credit Agreement (the “Credit Agreement”) among each of the Subsidiaries of the Operating Company (together with the Operating Company, “Borrowers”), the Lenders identified therein, Capital One, National Association (“Capital One”), as Administrative Agent, Issuing Bank and Swingline Lender, Citizens Bank of Pennsylvania, as Syndication Agent, and TD Bank, N.A. and Raymond James Bank, N.A., as Co-Documentation Agents. In addition, on the same date, the Partnership, the Borrowers and Capital One, as Administrative Agent, entered into the Guaranty and Collateral Agreement (the “Guaranty Agreement,” and together with the Credit Agreement, “New Agreements”). Capitalized terms which are not defined in the following description of the New Agreements shall have the meaning assigned to such terms in the New Agreements, as amended.
On March 15, 2017, the Borrowers, Capital One, as Administrative Agent and acting in accordance with the written consent of the Required Lenders, entered into the First Amendment to Credit Agreement (as so amended, the "Original Credit Agreement"). The Original Credit Agreement provided for up to $210.0 million initial aggregate amount of Revolving Commitments, which may be increased, from time to time, in minimum increments of $5.0 million so long as the aggregate amount of such increases does not exceed $100.0 million. The Operating Company may also request the issuance of Letters of Credit for up to $15.0 million in the aggregate, of which there were $8.1 million outstanding at March 31, 2017 and $6.8 million outstanding at December 31, 2016. The Maturity Date under the Original Credit Agreement is the earlier of (i) August 4, 2021 and (ii) the date that is six months prior to the earliest scheduled maturity date of any outstanding Permitted Unsecured Indebtedness (at present, such date is December 1, 2020, which is six months prior to June 1, 2021 maturity date of outstanding 7.875% senior notes).
As of March 31, 2017, the outstanding amount of borrowings under the Original Credit Agreement was $140.6 million, which was used to pay down outstanding obligations under the Partnership's prior credit agreement, to pay fees, costs and expenses related to the New Agreements and to fund working capital needs. Generally, proceeds of the Loans under the Original Credit Agreement can be used to finance the working capital needs and for other general corporate purposes of the Borrowers and Guarantors, including acquisitions and distributions permitted under the Original Credit Agreement. As of March 31, 2017, the Partnership had $12.8 million of total available borrowing capacity under its revolving credit facility.
Each Borrowing under the Original Credit Agreement is comprised of Base Rate Loans or Eurodollar Loans. The Loans comprising each Base Rate Borrowing (including each Swingline Loan) bear interest at the Base Rate plus the Applicable Rate, and the Loans comprising each Eurodollar Borrowing bear interest at the Eurodollar Rate plus the Applicable Rate.
The Applicable Rate is determined based on the Consolidated Leverage Ratio of the Partnership and its Subsidiaries and ranges from 1.75% to 3.75% for Eurodollar Rate Loans and 0.75% to 2.75% for Base Rate Loans. Based on our Consolidated Leverage Ratio for the compliance period ended March 31, 2017, the Applicable Rate for Eurodollar Rate Loans was 3.75% and for Base Rate Loans was 2.75%. The Original Credit Agreement also requires the Borrowers to pay a quarterly unused commitment fee, which accrues at the Applicable Rate on the amount by which the commitments under the Original Credit Agreement exceed the usage of such commitments, and which is included within interest expense on the Partnership’s condensed consolidated statements of operations. On March 31, 2017, the weighted average interest rate on outstanding borrowings under the Original Credit Agreement was 4.9%.

The Original Credit Agreement contains financial covenants, pursuant to which the Partnership will not permit:

•
the ratio of Consolidated Funded Indebtedness to Consolidated EBITDA, or the Consolidated Leverage Ratio, as of the last day of any fiscal quarter, commencing on September 30, 2016, determined for the period of four consecutive fiscal quarters ending on such date (the “Measurement Period”), to be greater than 4.25 to 1.0 for periods ended through September 30, 2017, and 4.00 to 1.0 for periods thereafter, which may be increased to 4.25 to 1.0 (in case of a Designated Acquisition made subsequent to the last day of the immediately preceding fiscal quarter) as of the last day of the fiscal quarter in which such Designated Acquisition occurs and as of the last day of the immediately succeeding fiscal quarter; and

•
the ratio of Consolidated EBITDA to Consolidated Debt Service, or the Consolidated Debt Service Coverage Ratio, as of the last day of any fiscal quarter, commencing on September 30, 2016 to be less than 2.50 to 1.0 for any Measurement Period.

On March 31, 2017, the Partnership’s Consolidated Leverage Ratio and the Consolidated Debt Service Coverage Ratio were 4.09 and 3.51, respectively.
The Original Credit Agreement prohibits the Partnership from increasing its regularly scheduled quarterly cash distributions otherwise permitted under the Original Credit Agreement until January 1, 2018 unless at the time such distribution is declared and on a pro forma basis after giving effect to the payment of any such distribution the Consolidated Leverage Ratio is no greater than 3.75:1.00. Additional covenants include customary limitations, subject to certain exceptions, on, among others: (i) the incurrence of Indebtedness; (ii) granting of Liens; (iii) fundamental changes and dispositions; (iv) investments, loans, advances, guarantees and acquisitions; (v) swap agreements; (vi) transactions with Affiliates; (vii) Restricted Payments; and (viii) Sale and Leaseback Transactions. The Partnership was in compliance with the Original Credit Agreement covenants as of March 31, 2017.
The Borrowers’ obligations under the Original Credit Agreement are guaranteed by the Partnership and the Borrowers. Pursuant to the Guaranty Agreement, the Borrowers’ obligations under the Original Credit Agreement are secured by a first priority lien and security interest (subject to permitted liens and security interests) in substantially all of the Partnership’s and Borrowers’ assets, whether then owned or thereafter acquired, excluding certain excluded assets, which include, among others: (i) Trust Accounts, certain proceeds required by law to be placed into such Trust Accounts and funds held in such Trust Accounts; and (ii) Excluded Real Property, including owned and leased real property that may not be pledged as a matter of law.
On July 26, 2017, StoneMor Operating LLC (the “Operating Company”), a 100% owned subsidiary of StoneMor Partners L.P. (the “Partnership”), the Subsidiaries (as defined in the Amended Credit Agreement) of the Operating Company (together with the Operating Company, “Borrowers”), the Lenders party thereto and Capital One, National Association (“Capital One”), as Administrative Agent (in such capacity, the “Administrative Agent”), entered into a Second Amendment and Limited Waiver (the "Second Amendment") and those parties subsequently entered into a Third Amendment and Limited Waiver effective as of August 15, 2017 (the "Third Amendment") and a Fourth Amendment to Credit Agreement dated September 29, 2017 (the “Fourth Amendment”). The cumulative effect of the Second Amendment, Third Amendment and Fourth Amendment was to modify the Original Credit Agreement to:

•
increase the facility’s Consolidated Leverage Ratio to 4.50:1.00 for the period ended September 30, 2017 and the period ending December 31, 2017, stepping down to 4.25:1.00 for periods ending in fiscal 2018, and then reverting back to 4.00:1.00;

•	provide that, in calculating Consolidated EBITDA for purposes of various financial covenants:

◦	the Partnership is entitled to add back:

▪	non-cash compensation or other expense attributable to equity compensation awards and certain other non-cash expenses;

▪	unrealized losses (less unrealized gains) and non-cash expenses arising from or attributable to the early termination of any swap agreement;

▪
other non-recurring cash expenses, losses, costs and charges subject to a limit of $14.3 million for the period ended June 30, 2017, $12.0 million for the period ended September 30, 2017 and periods ending December 31, 2017, March 31, 2018 and June 30, 2018, $4.0 million for the period ending September 30, 2018 and $2.0 million for periods thereafter;

▪
non-recurring cash expenses, costs and charges relating to the previously announced Securities and Exchange Commission investigation and related actions, ongoing class action litigation and any other non-ordinary course of business legal matters in an aggregate amount for all periods not to exceed $5.0 million; and

▪
certain cash expenses, costs and charges with respect to liability or casualty events to the extent insurance or indemnity recovery from a third party is actually received or is reasonably expected to be received within 90 days following the end of the applicable period; and

◦	require the Partnership to subtract the following:

▪	non-cash items increasing Consolidated Net Income for the applicable period;

▪	federal, state, local and foreign income tax credits or refunds during such period;

▪
certain cash payments made during the applicable period in respect of any noncash accrual, reserve or other non-cash charge that is accounted for in a prior period which was added to Consolidated Net Income to determine Consolidated EBITDA for such prior period and which does not otherwise reduce Consolidated Net Income for the current period; and

▪
the amount of any insurance or indemnity recovery not so received within the 90 day period (or such longer period) set forth above and any recovery payments which are made by third parties within the 90 day period (or such longer period) set forth above, in each case to the extent added back to consolidated net income in the prior period;

•
amend the definition of “Consolidated Leverage Ratio” to permit the Partnership to deduct from Indebtedness the aggregate amount of all unrestricted cash and Cash Equivalents of the Partnership and its Subsidiaries in accounts subject to a first priority, perfected lien (subject to certain permitted liens) in favor of the Administrative Agent in an amount not to exceed $5,000,000;

•	reduce the revolver commitment to $200.0 million;

•	add provisions relating to a Fixed Charge Coverage Ratio that:

◦
establish a minimum Consolidated Fixed Charge Coverage Ratio (as described below), as of the last day of any fiscal quarter, commencing on September 30, 2017, determined for the period of four (4) consecutive fiscal quarters ending on such date, of 1.20:1.00 for the four fiscal quarter period ending on such measurement date;

◦
define “Consolidated Fixed Charge Ratio” as the ratio of (i) Consolidated EBITDA for the four fiscal quarter period ending on the applicable measurement date, minus (x) the aggregate of all expenditures by the Partnership and its Subsidiaries for a specified period which are included in “Maintenance Capital Expenditures” or “Growth Capital Expenditures” reflected in the consolidated statement of cash flows of the Partnership, but excluding any such expenditures to the extent financed from the proceeds of Indebtedness (other than Revolving Loans) or insurance proceeds or other similar recoveries paid on account of the loss of or damage to the assets being replaced or restored or other assets and that are made during such period, (y) any federal, state, local and foreign taxes paid by the Partnership and its Subsidiaries during such period (net of any tax credits or refunds during such period), and (z) all Restricted Payments (which includes distributions) paid in cash by the Partnership during such period, to (ii) Consolidated Fixed Charges for the four fiscal quarter period ending on such measurement date; and

◦
define “Consolidated Fixed Charges” as the sum of (i) Consolidated Interest Expense paid or payable in cash plus (ii) the aggregate amount of all scheduled principal payments with respect to all Consolidated Funded Indebtedness, but excluding any such payments to the extent refinanced through the incurrence of additional Indebtedness permitted under the Amended Credit Agreement;

•
prior to the date on which the Partnership shall have achieved, as of the last day of any fiscal quarter after September 29, 2017, a Consolidated Leverage Ratio of less than 4.00:1.00 for the four consecutive fiscal quarters ending on such date: (a) limit Revolving Credit Availability to (i) the lesser of the Borrowing Base, which is equal to the sum of 80% of accounts receivable outstanding less than 120 days plus 40% of the book value, net of depreciation, of property, plant and equipment, and the aggregate Revolving Commitments of the Lenders at such time, minus (ii) the aggregate outstanding amount of Revolving Credit Exposures of the Lenders and (b) in the event the sum of the aggregate principal amount of all of the Revolving Credit Exposures of the Lenders exceeds the Borrowing Base then in effect, require the Borrowers to immediately prepay borrowings in an amount so that the Revolving Credit Availability is at least $0; and

•
extend the deadline for filing the Partnership’s Form 10-Q for the period ended September 30, 2017 to forty-five days following the filing of its Form 10-Q for the period ended June 30, 2017, but not later than January 31, 2018.

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
The Senior Notes are jointly and severally guaranteed by certain of the Partnership’s subsidiaries. The Indenture governing the Senior Notes contains covenants, including limitations of the Partnership’s ability to incur certain additional indebtedness and liens, make certain dividends, distributions, redemptions or investments, enter into certain transactions with affiliates, make certain asset sales, and engage in certain mergers, consolidations or sales of all or substantially all of the Partnership's assets, among other items. As of March 31, 2017, the Partnership was in compliance with these covenants.

8.	DEFERRED REVENUES
The Partnership defers revenues and all direct costs associated with the sale of pre-need cemetery merchandise and services until the merchandise is delivered or the services are performed. The Partnership recognizes deferred merchandise and service revenues as deferred revenues within long-term liabilities on its condensed consolidated balance sheet. The Partnership recognizes deferred direct costs associated with pre-need cemetery merchandise and service revenues as deferred selling and obtaining costs within long-term assets on its condensed consolidated balance sheet. The Partnership also defers the costs to obtain new pre-need cemetery and new prearranged funeral business as well as the investment earnings on the prearranged services and merchandise trusts.

Deferred revenues and related costs consisted of the following at the dates indicated (in thousands):

	March 31, 2017	December 31, 2016
Deferred contract revenues	$788,477	$782,120
Deferred merchandise trust revenue	82,235	76,512
Deferred merchandise trust unrealized gains	20,644	8,001
Deferred revenues	$891,356	$866,633
Deferred selling and obtaining costs	$120,113	$116,890
Deferred revenues presented in the table above are net of the allowance for contract cancellations disclosed in Note 2.

9.	COMMITMENTS AND CONTINGENCIES
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
The Partnership is party to other legal proceedings in the ordinary course of its business but does not expect the outcome of any such proceedings, individually or in the aggregate, to have a material adverse effect on its financial position, results of operations or cash flows.  The Partnership carries insurance with coverage and coverage limits that it believes to be customary in the cemetery and funeral home industry. Although there can be no assurance that such insurance will be sufficient to protect the Partnership against all contingencies, management believes that the insurance protection is reasonable in view of the nature and scope of the operations.
Other
During the first quarter of 2016, the Partnership moved its corporate headquarters to Trevose, Pennsylvania. Due to the relocation, a cease-use expense of $2.4 million, of which $0.5 million was incurred in the first quarter of 2016, was recorded in “Other gains (losses), net” on the unaudited condensed consolidated statement of operations. This charge represents the net recognition of the discounted liability for future rent payments due under the lease on the previous headquarters, net of estimated sublease collections and deferred rent and lease incentives pertaining to the previous corporate office location.
In connection with the Partnership’s lease and management agreements with the Archdiocese of Philadelphia, it has committed to pay aggregate fixed rent of $36.0 million in the following amounts:

Lease Years 1-5 (May 28, 2014 - May 31, 2019)	None
Lease Years 6-20 (June 1, 2019 - May 31, 2034)	$1,000,000 per Lease Year
Lease Years 21-25 (June 1, 2034 - May 31, 2039)	$1,200,000 per Lease Year
Lease Years 26-35 (June 1, 2039 - May 31, 2049)	$1,500,000 per Lease Year
Lease Years 36-60 (June 1, 2049 - May 31, 2074)	None
The fixed rent for lease years 6 through 11, an aggregate of $6.0 million, is deferred. If, prior to May 31, 2024, the Archdiocese exercises its right in its sole discretion to terminate the agreements during lease year 11 or the Partnership terminates the agreements as a result of a default by the Archdiocese, the Partnership is entitled to retain the deferred fixed rent. If the agreements are not terminated, the deferred fixed rent will become due and payable on or before June 30, 2024.

10.	FAIR VALUE OF FINANCIAL INSTRUMENTS
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
The Partnership’s current assets and liabilities and customer receivables on its condensed consolidated balance sheets are similar to cash basis financial instruments, and their estimated fair values approximate their carrying values due to their short-term nature and thus are categorized as Level 1. The Partnership’s merchandise and perpetual care trusts consist of investments in debt and equity marketable securities and cash equivalents, are carried at fair value, and are considered either Level 1 or Level 2 (see Notes 5 and 6). Where quoted prices are available in active markets, securities are classified as Level 1 investments pursuant to the fair value measurement hierarchy.
Where quoted market prices are not available for the specific security, fair values are estimated by using either quoted prices of securities with similar characteristics or an income approach fair value model with observable inputs that include a combination of interest rates, yield curves, credit risks, prepayment speeds, rating, and tax-exempt status. These securities are classified as Level 2 investments pursuant to the fair value measurement hierarchy. Certain investments in the merchandise and perpetual care trusts are excluded from the fair value leveling hierarchy in accordance with GAAP. These funds are measured at fair value using the net asset value per share practical expedient and have not been categorized in the fair value hierarchy.
The Partnership’s other financial instruments as of March 31, 2017 and December 31, 2016 consist of its Senior Notes and outstanding borrowings under its revolving credit facility (see Note 7). The estimated fair values of the Partnership’s Senior Notes as of March 31, 2017 and December 31, 2016 were $174.3 million and $168.0 million, respectively, based on trades made on those dates, compared with the carrying amounts of $172.7 million and $172.6 million, respectively. As of March 31, 2017 and December 31, 2016, the carrying values of outstanding borrowings under the Partnership’s revolving credit facility (see Note 7), which bears interest at variable interest rates with maturities of 90 days or less, approximated their estimated fair values. The Senior Notes and the credit facility are valued using Level 2 inputs.

11.	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
The Partnership’s Senior Notes are guaranteed by StoneMor Operating LLC and its 100% owned subsidiaries, other than the co-issuer, as described below. The guarantees are full, unconditional, joint and several. The Partnership, or the “Parent”, and its 100% owned subsidiary, Cornerstone Family Services of West Virginia Subsidiary Inc., are the co-issuers of the Senior Notes. The Partnership’s unaudited condensed consolidated financial statements as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016 include the accounts of cemeteries owned by other entities but which we operate under long-term lease, operating or management agreements. For the purposes of this note, these entities are deemed non-guarantor subsidiaries, as they are not 100% owned by the Partnership. The Partnership’s unaudited condensed consolidated financial statements also contain merchandise and perpetual care trusts that are also non-guarantor subsidiaries for the purposes of this note.

The following unaudited supplemental condensed consolidating financial information reflects the Partnership’s standalone accounts, the combined accounts of the subsidiary co-issuer, the combined accounts of the guarantor subsidiaries, the combined accounts of the non-guarantor subsidiaries, the consolidating adjustments and eliminations and the Partnership’s consolidated accounts as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016. For the purpose of the following financial information, the Partnership’s investments in its subsidiaries and the guarantor subsidiaries’ investments in their respective subsidiaries are presented in accordance with the equity method of accounting:
CONDENSED CONSOLIDATING BALANCE SHEETS (in thousands)

March 31, 2017	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$10,531	$3,192	$—	$13,723
Other current assets	—	3,325	83,711	17,205	—	104,241
Total current assets	—	3,325	94,242	20,397	—	117,964
Long-term accounts receivable	—	1,886	83,847	13,146	—	98,879
Cemetery property and equipment	—	925	417,124	34,147	—	452,196
Merchandise trusts	—	—	—	523,858	—	523,858
Perpetual care trusts	—	—	—	341,479	—	341,479
Deferred selling and obtaining costs	—	5,843	93,754	20,516	—	120,113
Goodwill and intangible assets	—	—	72,665	62,623	—	135,288
Other assets	—	—	18,665	2,828	—	21,493
Investments in and amounts due from affiliates eliminated upon consolidation	238,255	159,173	577,374	—	(974,802)	—
Total assets	$238,255	$171,152	$1,357,671	$1,018,994	$(974,802)	$1,811,270
Liabilities and Equity
Current liabilities	$—	$474	$45,455	$166	$—	$46,095
Long-term debt, net of deferred financing costs	68,108	104,630	130,880	—	—	303,618
Deferred revenues	—	30,182	764,839	96,335	—	891,356
Perpetual care trust corpus	—	—	—	341,479	—	341,479
Other long-term liabilities	—	—	47,191	11,384	—	58,575
Due to affiliates	—	—	172,738	598,250	(770,988)	—
Total liabilities	68,108	135,286	1,161,103	1,047,614	(770,988)	1,641,123
Partners' capital	170,147	35,866	196,568	(28,620)	(203,814)	170,147
Total liabilities and partners' capital	$238,255	$171,152	$1,357,671	$1,018,994	$(974,802)	$1,811,270

December 31, 2016	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$9,145	$3,425	$—	$12,570
Other current assets	—	4,567	83,765	17,919	—	106,251
Total current assets	—	4,567	92,910	21,344	—	118,821
Long-term accounts receivable	—	1,725	83,993	13,168	—	98,886
Cemetery property and equipment	—	930	420,077	34,589	—	455,596
Merchandise trusts	—	—	—	507,079	—	507,079
Perpetual care trusts	—	—	—	333,780	—	333,780
Deferred selling and obtaining costs	—	5,668	91,252	19,970	—	116,890
Goodwill and intangible assets	—	—	72,963	62,911	—	135,874
Other assets	—	—	17,244	2,843	—	20,087
Investments in and amounts due from affiliates eliminated upon consolidation	258,417	182,060	557,455	—	(997,932)	—
Total assets	$258,417	$194,950	$1,335,894	$995,684	$(997,932)	$1,787,013
Liabilities and Equity
Current liabilities	$—	$320	$38,336	$237	$—	$38,893
Long-term debt, net of deferred financing costs	68,063	104,560	127,728	—	—	300,351
Deferred revenues	—	30,321	738,184	98,128	—	866,633
Perpetual care trust corpus	—	—	—	333,780	—	333,780
Other long-term liabilities	—	—	45,802	11,200	—	57,002
Due to affiliates	—	—	172,623	581,427	(754,050)	—
Total liabilities	68,063	135,201	1,122,673	1,024,772	(754,050)	1,596,659
Partners’ capital	190,354	59,749	213,221	(29,088)	(243,882)	190,354
Total liabilities and partners’ capital	$258,417	$194,950	$1,335,894	$995,684	$(997,932)	$1,787,013

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (in thousands)

Three Months Ended March 31, 2017	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$2,045	$68,642	$14,942	$(2,683)	$82,946
Total costs and expenses	—	(3,404)	(69,482)	(13,792)	2,683	(83,995)
Net loss from equity investment in subsidiaries	(7,203)	(8,214)	—	—	15,417	—
Interest expense	(1,358)	(2,087)	(3,036)	(225)	—	(6,706)
Net income (loss) before income taxes	(8,561)	(11,660)	(3,876)	925	15,417	(7,755)
Income tax benefit (expense)	—	—	(806)	—	—	(806)
Net income (loss)	$(8,561)	$(11,660)	$(4,682)	$925	$15,417	$(8,561)

Three Months Ended March 31, 2016 (As restated, see A)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			B	B
Total revenues	$—	$1,269	$64,346	$14,921	$(2,364)	$78,172
Total costs and expenses	—	(2,526)	(65,023)	(12,448)	2,364	(77,633)
Other income (loss)	—	—	(882)	—	—	(882)
Net loss from equity investment in subsidiaries	(5,035)	(6,252)	—	—	11,287	—
Interest expense	(1,358)	(2,087)	(2,154)	(191)	—	(5,790)
Net income (loss) before income taxes	(6,393)	(9,596)	(3,713)	2,282	11,287	(6,133)
Income tax benefit (expense)	—	—	(260)	—	—	(260)
Net income (loss)	$(6,393)	$(9,596)	$(3,973)	$2,282	$11,287	$(6,393)

A.	See Note 1 for a summary of those accounting adjustments and the impact on the unaudited condensed consolidated financial statements for the three months ended March 31, 2016.

B.
The Partnership incorrectly presented the accounts of certain cemeteries owned by other entities but which we operate under long-term lease, operating or management agreements, as guarantor subsidiaries instead of non-guarantor subsidiaries. The adjustments to correctly present these cemeteries as non-guarantor subsidiaries resulted in a $1.0 million increase in non-guarantor revenues and a $0.8 million increase in non-guarantor costs and expenses and corresponding reductions to guarantor revenues and costs and expenses.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (in thousands)

Three Months Ended March 31, 2017	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$11,887	$11	$15,826	$(41)	$(15,332)	$12,351
Cash Flows From Investing Activities:
Cash paid for acquisitions and capital expenditures	—	(11)	(1,293)	(192)	—	(1,496)
Net cash used in investing activities	—	(11)	(1,293)	(192)	—	(1,496)
Cash Flows From Financing Activities:
Cash distributions	(11,887)	—	—	—	—	(11,887)
Payments to affiliates	—	—	(15,332)	—	15,332	—
Net borrowings and repayments of debt	—	—	2,928	—	—	2,928
Other financing activities	—	—	(743)	—	—	(743)
Net cash provided by (used in) financing activities	(11,887)	—	(13,147)	—	15,332	(9,702)
Net increase (decrease) in cash and cash equivalents	—	—	1,386	(233)	—	1,153
Cash and cash equivalents - Beginning of period	—	—	9,145	3,425	—	12,570
Cash and cash equivalents - End of period	$—	$—	$10,531	$3,192	$—	$13,723

Three Months Ended March 31, 2016 (As restated, see A)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			B	B
Net cash provided by (used in) operating activities	$2,624	$5	$7,950	$724	$(6,069)	$5,234
Cash Flows From Investing Activities:
Cash paid for acquisitions and capital expenditures, net of proceeds from asset sales	—	(5)	(3,774)	(643)	—	(4,422)
Net cash used in investing activities	—	(5)	(3,774)	(643)	—	(4,422)
Cash Flows From Financing Activities:
Cash distributions	(21,387)	—	—	—	—	(21,387)
Payments to affiliates	—	—	(6,069)	—	6,069	—
Net borrowings and repayments of debt	—	—	145	—	—	145
Proceeds from issuance of common units	18,763	—	—	—	—	18,763
Net cash provided by (used in) financing activities	(2,624)	—	(5,924)	—	6,069	(2,479)
Net increase (decrease) in cash and cash equivalents	—	—	(1,748)	81	—	(1,667)
Cash and cash equivalents - Beginning of period	—	—	11,809	3,344	—	15,153
Cash and cash equivalents - End of period	$—	$—	$10,061	$3,425	$—	$13,486

A.	See Note 1 for a summary of those accounting adjustments and the impact on the unaudited condensed consolidated financial statements for the three months ended March 31, 2016.

B.
The Partnership incorrectly presented the accounts of certain cemeteries owned by other entities but which we operate under long-term lease, operating or management agreements, as guarantor subsidiaries instead of non-guarantor subsidiaries. The adjustments to correctly present these cemeteries as non-guarantor subsidiaries resulted in a $0.2 million decrease in non-guarantor cash provided by operating activities, with a corresponding increase in guarantor cash provided by operating activities.

12.	ISSUANCES OF LIMITED PARTNER UNITS
Pursuant to a Common Unit Purchase Agreement, dated May 19, 2014, by and between the Partnership and American Cemeteries Infrastructure Investors, LLC, a Delaware limited liability company (“ACII”), the Partnership issued 78,342 paid-in-kind units to ACII in lieu of cash distributions of $0.7 million during the three months ended March 31, 2017.

13.	SEGMENT INFORMATION
The Partnership’s operations include two reportable operating segments, Cemetery Operations and Funeral Home Operations. These operating segments reflect the way the Partnership managed its operations and made business decisions as of March 31, 2017. Operating segment data for and as of the periods indicated were as follows (in thousands):

	Three Months Ended March 31,
STATEMENT OF OPERATIONS DATA:	2017	2016
		(As restated - see Note 1)
Cemetery Operations:
Revenues	$65,527	$61,823
Operating costs and expenses	(56,632)	(50,513)
Depreciation and amortization	(2,261)	(1,970)
Segment income	$6,634	$9,340
Funeral Home Operations:
Revenues	$17,419	$16,349
Operating costs and expenses	(12,804)	(13,744)
Depreciation and amortization	(806)	(877)
Segment income	$3,809	$1,728
Reconciliation of segment income to net loss:
Cemetery Operations	$6,634	$9,340
Funeral Home Operations	3,809	1,728
Total segment income	10,443	11,068
Corporate overhead	(11,104)	(10,311)
Corporate depreciation and amortization	(388)	(218)
Other gains (losses), net	—	(882)
Interest expense	(6,706)	(5,790)
Income tax benefit (expense)	(806)	(260)
Net loss	$(8,561)	$(6,393)

CASH FLOW DATA:
Capital expenditures:
Cemetery Operations	$1,309	$1,941
Funeral Home Operations	47	451
Corporate	140	2,168
Total capital expenditures	$1,496	$4,560

BALANCE SHEET DATA	March 31, 2017	December 31, 2016
Assets:
Cemetery Operations	$1,596,167	$1,573,494
Funeral Home Operations	200,127	198,200
Corporate	14,976	15,319
Total assets	$1,811,270	$1,787,013
Goodwill:
Cemetery Operations	$24,862	$24,862
Funeral Home Operations	45,574	45,574
Total goodwill	$70,436	$70,436

14.	SUPPLEMENTAL CONDENSED CONSOLIDATED CASH FLOW INFORMATION
The tables presented below provide supplemental information to the condensed consolidated statements of cash flows regarding contract origination and maturity activity included in the pertinent captions on the Partnership's condensed consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2017	2016
Pre-need/at-need contract originations (sales on credit)	$(26,911)	$(26,220)
Cash receipts from sales on credit (post-origination)	25,627	22,275
Changes in Accounts receivable, net of allowance	$(1,284)	$(3,945)

Deferrals:
Cash receipts from customer deposits at origination, net of refunds	$37,342	$35,950
Withdrawals of realized income from merchandise trusts during the period	3,608	3,130
Pre-need/at-need contract originations (sales on credit)	26,911	26,220
Undistributed merchandise trust investment earnings, net	3,310	3,488
Recognition:
Merchandise trust investment income, net withdrawn as of end of period	(1,900)	(2,022)
Recognized maturities of customer contracts collected as of end of period	(46,179)	(42,079)
Recognized maturities of customer contracts uncollected as of end of period	(10,290)	(8,976)
Changes in Deferred revenues	$12,802	$15,711

15.	SUBSEQUENT EVENTS
On April 28, 2017, we announced a quarterly cash distribution of $0.33 per common unit pertaining to the results for the first quarter of 2017. The distribution was paid on May 15, 2017 to common unit holders of record as of the close of business on May 8, 2017. A part of or all of this quarterly cash distribution may be deemed to be a return of capital for our limited partners if such quarterly cash distribution, when combined with all other cash distributions made during the calendar year, exceeds the partner’s share of taxable income for the corresponding period, depending upon the individual limited partner’s specific tax position. Because the Partnership’s general and limited partner interests have cumulative net losses as of the end of the period, the distribution represented a return of capital to those interests in accordance with US GAAP.
On July 26, 2017, the Borrowers, Capital One, as Administrative Agent and acting in accordance with the written consent of the Required Lenders, entered into the Second Amendment and Limited Waiver. Those parties subsequently entered into a Third Amendment and Limited Waiver effective as of August 15, 2017 and a Fourth Amendment to Credit Agreement dated September 29, 2017. See Note 7 for a discussion of the cumulative effect of these amendments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The management’s discussion and analysis presented below provides information to assist in understanding the Partnership’s financial condition and results of operations and should be read in conjunction with the Partnership’s condensed consolidated financial statements included in Item 1 of this Form 10-Q. Unless the context otherwise requires, references to “we,” “us,” “our,” “StoneMor,” the “Company,” or the “Partnership” are to StoneMor Partners L.P. and its subsidiaries.
Certain statements contained in this Form 10-Q, including, but not limited to, information regarding our operating activities, the plans and objectives of our management, and assumptions regarding our future performance and plans are forward-looking statements. When used in this Form 10-Q, the words “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are based on management’s expectations and estimates. These statements are neither promises nor guarantees and are made subject to certain risks and uncertainties that could cause actual results to differ materially from the results stated or implied in this Form 10-Q. We believe the assumptions underlying the condensed consolidated financial statements are reasonable.

Management's Discussion and Analysis has been revised for the effects of the restatement.
Our major risks are related to uncertainties associated with the cash flow from pre-need and at-need sales, trusts and financings, which may impact our ability to meet our financial projections, service our debt and pay distributions at current or any different amounts, as well as with our ability to maintain an effective system of internal control over financial reporting and disclosure controls and procedures.
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
Our risks and uncertainties are more particularly described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016 and Item 1A of Part II of this Form 10-Q. Readers are cautioned not to place undue reliance on forward-looking statements included in this Form 10-Q, which speak only as of the date the statements were made. Except as required by applicable laws, we undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.
BUSINESS OVERVIEW
We are a publicly-traded Delaware master-limited partnership (“MLP”) and provider of funeral and cemetery products and services in the death care industry in the United States. As of March 31, 2017, we operated 316 cemeteries in 27 states and Puerto Rico, of which 285 are owned and 31 are operated under lease, management or operating agreements. We also owned and operated 99 funeral homes in 18 states and Puerto Rico.
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

The pre-need sales enhance our financial position by providing a backlog of future revenue from both trust and insurance-funded pre-need funeral and cemetery sales at March 31, 2017. We believe pre-need sales add to the stability and predictability of our revenues and cash flows. Pre-need sales are typically sold on an installment plan. While revenue on the majority of pre-need funeral sales is deferred until the time of need, sales of pre-need cemetery property interment rights provide opportunities for full current revenue recognition (to the extent we collect 10% from the customer and the plot is fully developed).
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
Our revenue depends upon the demand for funeral and cemetery services and merchandise, which can be influenced by a variety of factors, some of which are beyond our control including: demographic trends including population growth, average age, death rates and number of deaths. Our operating results and cash flows could also be influenced by our ability to remain relevant to the customer. We provide a variety of unique product and service offerings to meet the needs of our client families. The mix of services could influence operating results, as it influences the average revenue per contract. Expense management including controlling salaries, merchandise costs, and other expense categories could also impact operating results and cash flows. Lastly, economic conditions, legislative and regulatory changes, and tax law changes, all of which are beyond our control, could impact our operating results including cash flow.
For further discussion of our key operating metrics, refer to our Results of Operations and Liquidity and Capital Resources sections below.
GENERAL TRENDS AND OUTLOOK
We expect our business to be affected by key trends in the death care industry, based upon assumptions made by us and information currently available. Death care industry factors affecting our financial position and results of operations include, but are not limited to, demographic trends in terms of population growth, average age, and cremation trends. In addition, we are subject to fluctuations in the fair value of equity and fixed-maturity debt securities held in our trusts. These values can be negatively impacted by contractions in the credit market and overall downturns in economic activity. Our ability to make payments on our debt and our ability to make cash distributions to our unitholders depend on our success at managing operations with respect to these industry trends. To the extent our underlying assumptions about or interpretations of available information prove to be incorrect, our actual results may vary materially from our expected results.
RESULTS OF OPERATIONS
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Cemetery Operations
Overview
We are currently the second largest owner and operator of cemeteries in the United States. At March 31, 2017, we operated 316 cemeteries in 27 states and Puerto Rico, of which 285 are owned and 31 are operated under lease, operating or management agreements. Revenues from Cemetery Operations accounted for approximately 79.0% of our total revenues during the three months ended March 31, 2017.

Operating Results (As Restated)
The following table presents operating results for our Cemetery Operations for the respective reporting periods (in thousands):

	Three Months Ended March 31,
	2017	2016
		(As restated)
Merchandise	$38,003	$33,690
Services	14,949	13,719
Interest income	2,228	2,229
Investment and other	10,347	12,185
Total revenues	65,527	61,823
Cost of goods sold	13,519	10,720
Cemetery expense	16,697	15,856
Selling expense	16,459	14,733
General and administrative expense	9,957	9,204
Depreciation and amortization	2,261	1,970
Total costs and expenses	58,893	52,483
Segment income	$6,634	$9,340
Cemetery merchandise revenues were $38.0 million for the three months ended March 31, 2017, an increase of $4.3 million from $33.7 million for the three months ended March 31, 2016. This increase was primarily due to an increase in recognized sales of crypts, vaults, and markers largely related to increased focus on constructive delivery of pre-need merchandise.
Cemetery services revenues were $14.9 million for the three months ended March 31, 2017, an increase of $1.2 million from $13.7 million for the three months ended March 31, 2016. This increase was primarily due to an increase in opening and closing service revenues.
Interest income remained consistent for the three months ended March 31, 2017 and 2016.
Investment and other income was $10.3 million for the three months ended March 31, 2017, a decrease of $1.9 million from $12.2 million for the three months ended March 31, 2016. This decrease was primarily attributable to a decline in perpetual care trust income, which was $3.1 million for the three months ended March 31, 2017, representing a $0.7 million decrease from $3.8 million earned during the three months ended March 31, 2016. Merchandise trust income was $1.4 million for the three months ended March 31, 2017, representing a $0.3 million decrease from $1.7 million earned during the three months ended March 31, 2016, primarily from the effects of other than temporary impairment. A portion of deferred trust income is recognized as underlying merchandise is delivered or underlying services are performed. The remaining $0.9 million decrease in investment and other income was primarily attributable to a $0.7 million reduction in revenues derived from land sales and a $0.3 million reduction in accrued investment income, which were partially offset by a $0.2 million increase in other fee revenue.
Cost of goods sold was $13.5 million for the three months ended March 31, 2017, an increase of $2.8 million from $10.7 million for the three months ended March 31, 2016. This increase was primarily attributable to a $1.4 million increase in costs associated with serviced marker orders and a $0.9 million increase in amortization of cemetery property, an expense associated with recognizing sales of cemetery interment spaces.
Cemetery expenses were $16.7 million for the three months ended March 31, 2017, an increase of $0.8 million from $15.9 million for the three months ended March 31, 2016. This increase was principally due to a $0.4 million increase in overhead costs and a $0.3 million increase in repair and maintenance expenses, both of which were largely due to costs associated with properties acquired in August 2016.
Selling expenses were $16.5 million for the three months ended March 31, 2017, an increase of $1.8 million from $14.7 million for the three months ended March 31, 2016. This increase was associated with the increase in cemetery merchandise revenues.
General and administrative expenses were $10.0 million for the three months ended March 31, 2017, an increase of $0.8 million from $9.2 million for the three months ended March 31, 2016. This increase was primarily due to a $0.7 million increase in insurance expense.

Depreciation and amortization expense was $2.3 million for the three months ended March 31, 2017, an increase of $0.3 million compared to $2.0 million for the three months ended March 31, 2016. This increase was primarily due to expenses associated with properties acquired in August 2016.
Funeral Home Operations
Overview
At March 31, 2017, we owned and operated 99 funeral homes in 18 states and Puerto Rico. Revenues from Funeral Home Operations accounted for approximately 21.0% of our total revenues during the three months ended March 31, 2017.
Operating Results (As Restated)
The following table presents operating results for our Funeral Home Operations for the respective reporting periods (in thousands):

	Three Months Ended March 31,
	2017	2016
		(As restated)
Merchandise	$7,836	$7,482
Services	9,583	8,867
Total revenues	17,419	16,349
Merchandise	1,760	2,149
Services	5,699	6,455
Depreciation and amortization	806	877
Other	5,345	5,140
Total expenses	13,610	14,621
Segment income	$3,809	$1,728
Funeral home merchandise revenues of $7.8 million for the three months ended March 31, 2017 were relatively consistent with the prior period, representing an increase of $0.3 million from $7.5 million for the three months ended March 31, 2016. Funeral home services revenues were $9.6 million for the three months ended March 31, 2017, an increase of $0.7 million from $8.9 million for the three months ended March 31, 2016. The increase was principally due to an increase in insurance commission revenue.
Funeral home expenses were $13.6 million for the three months ended March 31, 2017, a decrease of $1.0 million from $14.6 million for the three months ended March 31, 2016. This decrease principally consisted of $1.6 million related to reductions in funeral home salesperson headcount, partially offset by a $0.6 million increase in costs associated with insurance sales.
Corporate Overhead
Corporate overhead was $11.1 million for the three months ended March 31, 2017, an increase of $0.8 million from $10.3 million for the three months ended March 31, 2016. This increase was principally due to an increase in professional fees and recruiting costs resulting from the delayed filing of our 10-K and various changes in our senior management.
Corporate Depreciation and Amortization
Depreciation and amortization expense was relatively consistent with the prior period, with $0.4 million for the three months ended March 31, 2017, compared to $0.2 million for the three months ended March 31, 2016.
Other Gains and Losses
There were no other gains and losses to report for the three months ended March 31, 2017. For the three months ended March 31, 2016, other gains and losses included a cease-use expense of $0.5 million that was recorded due to the relocation of corporate headquarters to Trevose, Pennsylvania. We also sold a funeral home building and related real property for a net loss of $0.4 million in the three months ended March 31, 2016.

Interest Expense
Interest expense was $6.7 million for the three months ended March 31, 2017, an increase of $0.9 million from $5.8 million for the three months ended March 31, 2016. This was principally due to the weighted average interest rate on the line of credit balance outstanding for the three months ended March 31, 2017 being higher than for the three months ended March 31, 2016.
Income Tax Benefit (Expense)
Income tax expense was $0.8 million for the three months ended March 31, 2017, as compared to $0.3 million for the three months ended March 31, 2016. The additional income tax expense was due to an increase in deferred tax liabilities associated with long-lived intangibles that will reverse after the expiration of the existing deferred tax assets. Our effective tax rate differs from our statutory tax rate primarily because our legal entity structure includes different tax filing entities, including a significant number of partnerships that are not subject to paying tax.
Supplemental Data
The following table presents supplemental operating data for the periods presented (in thousands):

	Three Months Ended March 31,
	2017	2016
Interments performed	14,430	13,633
Interment rights sold (1)
Lots	6,856	6,606
Mausoleum crypts (including pre-construction)	489	470
Niches	441	352
Net interment rights sold (1)	7,786	7,428

Number of pre-need cemetery contracts written	11,435	11,376
Number of at-need cemetery contracts written	15,285	14,655
Number of cemetery contracts written	26,720	26,031
______________________________

(1)	Net of cancellations. Sales of double-depth burial lots are counted as two sales.
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

•
expansion capital expenditures, net contributions to the merchandise and perpetual care trust funds and debt service obligations through additional borrowings, issuance of additional limited partner units or asset sales. Amounts contributed to the merchandise trust funds will be withdrawn at the time of the delivery of the product or service sold to which the contribution relates (see “Critical Accounting Policies and Estimates” regarding revenue recognition), which will reduce the amount of additional borrowings, issuance of additional limited partner units or asset sales needed; and

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

Although our cash flows from operating activities have been positive, we have incurred net losses during recent periods. The Partnership faced adverse conditions during the year ended December 31, 2016, including negative financial trends due to a decline in billings associated with a reduction in its sales force.  This resulted in a tightened liquidity position and a reduction in our quarterly distribution.  We acknowledge that we continue to face a challenging competitive environment, and while we continue to focus on our overall profitability, including managing expenses, we reported a loss for the three months ended March 31, 2017. Moreover, our ability to declare or pay future distributions may be impacted.
Although we have deferred a determination as to the distribution for our unitholders with respect to the quarter ended June 30, 2017 until we have reviewed financial information as of and for the period ended September 30, 2017, we do expect that the distribution will be reduced by at least 50% from the distribution we paid with respect to the quarter ended March 31, 2017. Due to both the delay in making our determination with respect to the second quarter distribution and our capital resource and liquidity constraints, it is possible that we will not pay four distributions in 2017 as we have in previous years.
During 2016 and 2017, the Partnership completed various financing transactions including issuance of common units, utilization of the at-the-market (“ATM”) equity program, and establishment of a new credit facility to provide supplemental liquidity necessary to achieve management’s strategic objectives. We expect that the actions taken in 2016 and 2017 will enhance our liquidity and financial flexibility.
Our credit facility requires us to maintain certain leverage and interest coverage ratios. As of March 31, 2017, we were in compliance with all of our debt covenants. As of March 31, 2017, the Consolidated Leverage Ratio was 4.09 compared to a maximum allowable ratio of 4.25 under the Partnership’s credit facility. For a more detailed discussion on debt covenants, refer to the credit facility subsection under the “Long Term Debt” section below. The Partnership has also determined it is not probable that a breach to key financial covenants would occur during the next twelve months based upon expected operating performance, forecasted cash flows from operating and investing activities, as well as planned strategic uses of cash. The Partnership may be unable to meet the financial covenants if the achieved results are substantially different from management’s projections.
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
Cash Flows - Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016 (As Restated)
Net cash provided by operating activities was $12.4 million during the three months ended March 31, 2017, an increase of $7.2 million from $5.2 million during the three months ended March 31, 2016. The $7.2 million favorable movement in net cash provided by operating activities resulted from a $9.0 million favorable movement in working capital, partially offset by a $1.8 million unfavorable movement in net income excluding non-cash items. The favorable movement in working capital was principally due to larger withdrawals from the merchandise trust related to increased focus on constructive delivery of pre-need merchandise. The unfavorable movement in net income excluding non-cash items was due principally to our cemetery operations.

Net cash used in investing activities was $1.5 million during the three months ended March 31, 2017, a decrease of $2.9 million from $4.4 million used in investing activities during the three months ended March 31, 2016. Net cash used in investing activities during the three months ended March 31, 2017 consisted of $1.5 million used for capital expenditures. Net cash used in investing activities during the three months ended March 31, 2016 principally consisted of $4.5 million for capital expenditures, primarily related to our corporate office relocation, partially offset by $0.1 million of proceeds from asset sales.
Net cash used in financing activities was $9.7 million for the three months ended March 31, 2017 compared to $2.5 million for the three months ended March 31, 2016. Net cash used in financing activities during the three months ended March 31, 2017 consisted primarily of $11.9 million of cash distributions and $0.7 million of costs related to financing activities, partially offset by $2.9 million of net proceeds from borrowings. Net cash used in financing activities during the three months ended March 31, 2016 consisted primarily of $21.4 million of cash distributions, partially offset by $18.8 million of proceeds from the issuance of common units and $0.1 million of net borrowings.
Capital Expenditures
Our capital requirements consist primarily of:

•	Expansion capital expenditures – we consider expansion capital expenditures to be capital expenditures that expand the capacity of our existing operations; and

•
Maintenance capital expenditures – we consider maintenance capital expenditures to be any capital expenditures that are not expansion capital expenditures – generally, this will include furniture, fixtures, equipment and major facility improvements that are capitalized in accordance with GAAP.

The following table summarizes maintenance and expansion capital expenditures, excluding amounts paid for acquisitions, for the periods presented (in thousands):

	Three Months Ended March 31,
	2017	2016
Maintenance capital expenditures	$829	$3,004
Expansion capital expenditures	667	1,556
Total capital expenditures	$1,496	$4,560
Long-Term Debt
Credit Facility
On August 4, 2016, our 100% owned subsidiary, StoneMor Operating LLC (the "Operating Company") entered into a Credit Agreement (the “Original Credit Agreement”) among each of the Subsidiaries of the Operating Company (together with the Operating Company, “Borrowers”), the Lenders identified therein, Capital One, National Association (“Capital One”), as Administrative Agent, Issuing Bank and Swingline Lender, Citizens Bank of Pennsylvania, as Syndication Agent, and TD Bank, N.A. and Raymond James Bank, N.A., as Co-Documentation Agents. In addition, on the same date, the Partnership, the Borrowers and Capital One, as Administrative Agent, entered into the Guaranty and Collateral Agreement (the “Guaranty Agreement,” and together with the Credit Agreement, “New Agreements”). Capitalized terms which are not defined in the following description of the New Agreements shall have the meaning assigned to such terms in the New Agreements.
On March 15, 2017, the Borrowers, Capital One, as Administrative Agent and acting in accordance with the written consent of the Required Lenders, entered into the First Amendment to Credit Agreement. Those parties subsequently entered into a Second Amendment and Limited Waiver on July 26, 2017, a Third Amendment and Limited Waiver effective as of August 15, 2017 and a Fourth Amendment to Credit Agreement dated September 29, 2017. We refer to the Original Credit Agreement, as amended, as the "Amended Credit Agreement."

The Amended Credit Agreement provides for up to $200.0 million initial aggregate amount of Revolving Commitments, which may be increased, from time to time, in minimum increments of $5.0 million so long as the aggregate amount of such increases does not exceed $100.0 million. The Operating Company may also request the issuance of Letters of Credit for up to $15.0 million in the aggregate, of which there were $8.1 million outstanding at March 31, 2017 and $6.8 million outstanding at December 31, 2016. The Maturity Date under the Amended Credit Agreement is the earlier of (i) August 4, 2021 and (ii) the date that is six months prior to the earliest scheduled maturity date of any outstanding Permitted Unsecured Indebtedness (at present, such date is December 1, 2020, which is six months prior to June 1, 2021 maturity date of outstanding 7.875% senior notes).
As of March 31, 2017, the outstanding amount of borrowings under the Amended Credit Agreement was $140.6 million, which was used to pay down outstanding obligations under the Partnership's prior credit agreement, to pay fees, costs and expenses related to the New Agreements and to fund working capital needs. Generally, proceeds of the Loans under the Amended Credit Agreement can be used to finance the working capital needs and for other general corporate purposes of the Borrowers and Guarantors, including acquisitions and distributions permitted under the Amended Credit Agreement. As of June 30, 2017, the Partnership estimates that it had approximately $3.5 million of total available borrowing capacity under its revolving credit facility, based on a preliminary calculation of its Consolidated Leverage Ratio.
Each Borrowing under the Amended Credit Agreement is comprised of Base Rate Loans or Eurodollar Loans. The Loans comprising each Base Rate Borrowing (including each Swingline Loan) bear interest at the Base Rate plus the Applicable Rate, and the Loans comprising each Eurodollar Borrowing bear interest at the Eurodollar Rate plus the Applicable Rate.
The Applicable Rate is determined based on the Consolidated Leverage Ratio of the Partnership and its Subsidiaries and ranges from 1.75% to 3.75% for Eurodollar Rate Loans and 0.75% to 2.75% for Base Rate Loans. Based on our Consolidated Leverage Ratio for the compliance period ended March 31, 2017, the Applicable Rate for Eurodollar Rate Loans was 3.75% and for Base Rate Loans was 2.75%. The Amended Credit Agreement also requires the Borrowers to pay a quarterly unused commitment fee, which accrues at the Applicable Rate on the amount by which the commitments under the Amended Credit Agreement exceed the usage of such commitments, and which is included within interest expense on the Partnership’s condensed consolidated statements of operations. On March 31, 2017, the weighted average interest rate on outstanding borrowings under the Amended Credit Agreement was 4.9%.
The Amended Credit Agreement contains financial covenants, pursuant to which the Partnership will not permit:

•
the ratio of Consolidated Funded Indebtedness to Consolidated EBITDA, or the Consolidated Leverage Ratio, as of the last day of any fiscal quarter, commencing on September 30, 2016, determined for the period of four consecutive fiscal quarters ending on such date (the “Measurement Period”), to be greater than 4.25 to 1.0 for the Measurement Periods ended March 31, 2017 and June 30, 2017, 4.50 to 1.0 for the Measurement Period ended September 30, 2017 and the Measurement Period ending December 31, 2017, 4.25 to 1.0 for Measurement Periods ending in fiscal 2018 and 4.00 to 1.0 for Measurement Periods ending thereafter, which may be increased after January 1, 2019 to 4.25 to 1.0 (in case of a Designated Acquisition made subsequent to the last day of the immediately preceding fiscal quarter) as of the last day of the fiscal quarter in which such Designated Acquisition occurs and as of the last day of the immediately succeeding fiscal quarter;

•
the ratio of Consolidated EBITDA to Consolidated Debt Service, or the Consolidated Debt Service Coverage Ratio, as of the last day of any fiscal quarter, commencing on September 30, 2016 to be less than 2.50 to 1.0 for any Measurement Period; and

•
the ratio of Consolidated EBITDA (reduced by the amount of capital expenditures not financed with debt other than Revolving Commitments, taxes and restricted payments including distributions paid in cash) to Consolidated Fixed Charges, as of the last day of any fiscal quarter, commencing on September 30, 2017, to be less than 1.20 to 1.0 for any Measurement Period.

On March 31, 2017, the Partnership’s Consolidated Leverage Ratio and the Consolidated Debt Service Coverage Ratio were 4.09 and 3.51, respectively.

The Amended Credit Agreement prohibits the Partnership from increasing its regularly scheduled quarterly cash distributions otherwise permitted under the Amended Credit Agreement until January 1, 2018 unless at the time such distribution is declared and on a pro forma basis after giving effect to the payment of any such distribution the Consolidated Leverage Ratio is no greater than 3.75:1.00. Additional covenants include customary limitations, subject to certain exceptions, on, among others: (i) the incurrence of Indebtedness; (ii) granting of Liens; (iii) fundamental changes and dispositions; (iv) investments, loans, advances, guarantees and acquisitions; (v) swap agreements; (vi) transactions with Affiliates; (vii) Restricted Payments; and (viii) Sale and Leaseback Transactions. The Partnership was in compliance with the Original Credit Agreement covenants as of March 31, 2017 and was in compliance with the Amended Credit Agreement covenants as of June 30, 2017.
The Borrowers’ obligations under the Amended Credit Agreement are guaranteed by the Partnership and the Borrowers. Pursuant to the Guaranty Agreement, the Borrowers’ obligations under the Amended Credit Agreement are secured by a first priority lien and security interest (subject to permitted liens and security interests) in substantially all of the Partnership’s and Borrowers’ assets, whether then owned or thereafter acquired, excluding certain excluded assets, which include, among others: (i) Trust Accounts, certain proceeds required by law to be placed into such Trust Accounts and funds held in such Trust Accounts; and (ii) Excluded Real Property, including owned and leased real property that may not be pledged as a matter of law.
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
The Senior Notes are jointly and severally guaranteed by certain of our subsidiaries. The Indenture governing the Senior Notes contains covenants, including limitations of our ability to incur certain additional indebtedness and liens, make certain dividends, distributions, redemptions or investments, enter into certain transactions with affiliates, make certain asset sales, and engage in certain mergers, consolidations or sales of all or substantially all of our assets, among other items. As of March 31, 2017, we were in compliance with these covenants.
Cash Distributions
Our partnership agreement requires that we distribute 100% of available cash to our common unitholders and general partner within 45 days following the end of each calendar quarter in accordance with their respective percentage interests. Available cash consists generally of all of our cash receipts, less cash disbursements. Our general partner is granted discretion under the partnership agreement to establish, maintain and adjust reserves for the conduct of the Partnership's business, debt service and compliance with our credit agreement and distributions for the next four quarters. These reserves are not restricted by magnitude, but only by type of future cash requirements with which they can be associated.

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
On April 28, 2017, we announced a quarterly cash distribution of $0.33 per common unit pertaining to the results for the first quarter of 2017. The distribution was paid on May 15, 2017 to common unit holders of record as of the close of business on May 8, 2017. A part of or all of this quarterly cash distribution may be deemed to have been a return of capital for our limited partners if such quarterly cash distribution, when combined with all other cash distributions made during the calendar year, exceeds the partner’s share of taxable income for the corresponding period, depending upon the individual limited partner’s specific tax position. Because the Partnership’s general and limited partner interests have cumulative net losses as of the end of the period, the distribution represented a return of capital to those interests in accordance with US GAAP.
We are deferring the determination regarding a distribution with respect to the quarter ended June 30, 2017 until the Board of Directors of our general partner is able to review financial information as of and for the period ended September 30, 2017. However, we expect that the amount of any such distribution will be reduced by at least 50 percent from the distribution paid with regard to the quarter ended March 31, 2017. Due to both the delay in making our determination with respect to the second quarter distribution and our capital resource and liquidity constraints, it is possible that we will not pay four distributions in 2017 as we have in previous years.
We historically have sought to include in our distributions to unitholders for a particular financial reporting period the profit we anticipate the Partnership will generate with respect to the sales, including pre-need sales, of interment rights, merchandise and services, and trust returns during the applicable period. However, we currently expect that, for the foreseeable future, the amount of our distributions will be based on our cash flow from operating activities. We anticipate that we will use any cash generated from borrowings, equity issuances or assets sales during this period to reduce our outstanding indebtedness, provide a reserve to enhance our financial condition relative to the financial covenants in the Amended Credit Agreement and to fund acquisitions.
Agreements with the Archdiocese of Philadelphia
In accordance with the lease and management agreements with the Archdiocese of Philadelphia, we have agreed to pay the Archdiocese aggregate fixed rent of $36.0 million in the following amounts:

Lease Years 1-5 (May 28, 2014 - May 31, 2019)	None
Lease Years 6-20 (June 1, 2019 - May 31, 2034)	$1,000,000 per Lease Year
Lease Years 21-25 (June 1, 2034 - May 31, 2039)	$1,200,000 per Lease Year
Lease Years 26-35 (June 1, 2039 - May 31, 2049)	$1,500,000 per Lease Year
Lease Years 36-60 (June 1, 2049 - May 31, 2074)	None
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires making estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of actual revenue and expenses during the reporting period. Although we base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, actual results may differ from the estimates on which our financial statements are prepared at any given point of time. Changes in these estimates could materially affect our financial position, results of operations or cash flows. Significant items that are subject to such estimates and assumptions include revenue and expense accruals, fair value of merchandise and perpetual care trust assets and the allocation of purchase price to the fair value of assets acquired. A discussion of our significant accounting policies we have adopted and followed in the preparation of our condensed consolidated financial statements was included in our Annual Report on Form 10-K for the year ended December 31, 2016, and we summarize our significant accounting policies and any updates in Note 1 under “Item 1” of this Form 10-Q.

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
INTEREST-BEARING INVESTMENTS
Our fixed-income securities subject to market risk consist primarily of certain investments in our merchandise trusts and perpetual care trusts. As of March 31, 2017, the fair value of fixed-income securities in our merchandise trusts and perpetual care trusts represented 1.1% and 2.1%, respectively, of the fair value of total trust assets. The aggregate of the quoted fair value of these fixed-income securities was $5.8 million and $7.2 million in the merchandise trusts and perpetual care trusts, respectively, as of March 31, 2017. Holding all other variables constant, a hypothetical 1% change in variable interest rates on these fixed-income securities would change the fair market value of the assets in our merchandise trusts and perpetual care trusts each by approximately $0.1 million, based on discounted expected future cash flows. If these securities are held to maturity, no change in fair market value will be realized. Our money market and other short-term investments subject to market risk consist primarily of certain investments in our merchandise trusts and perpetual care trusts. As of March 31, 2017, the fair value of money market and short-term investments in our merchandise trusts and perpetual care trusts represented 5.1% and 2.8%, respectively, of the fair value of total trust assets. The aggregate of the quoted fair value of these money market and short-term investments was $26.9 million and $9.7 million in the merchandise trusts and perpetual care trusts, respectively, as of March 31, 2017. Holding all other variables constant, a hypothetical 1% change in variable interest rates on these money market and short-term investments would change the fair market value of the assets in our merchandise trusts and perpetual care trusts by approximately $0.3 million and $0.1 million, respectively, based on discounted expected future cash flows.
MARKETABLE EQUITY SECURITIES
Our marketable equity securities subject to market risk consist primarily of certain investments held in our merchandise trusts and perpetual care trusts. These assets consist of investments in both individual equity securities as well as closed and open-ended mutual funds. As of March 31, 2017, the fair value of marketable equity securities in our merchandise trusts and perpetual care trusts represented 7.6% and 7.7%, respectively, of the fair value of total trust assets. The aggregate of the quoted fair market value of these marketable equity securities was $40.0 million and $26.3 million in our merchandise trusts and perpetual care trusts, respectively, as of March 31, 2017, based on final quoted sales prices. Holding all other variables constant, a hypothetical 10% change in variable interest rates of the equity securities would change the fair market value of the assets in our merchandise trusts and perpetual care trusts each by approximately $4.0 million and $2.6 million, based on discounted expected future cash flows. As of March 31, 2017, the fair value of marketable closed and open-ended mutual funds in our merchandise trusts represented 68.1% of the fair value of total trust assets, 65.7% of which pertained to fixed-income mutual funds. As of March 31, 2017, the fair value of marketable closed and open-ended mutual funds in our perpetual care trusts represented 49.2% of total trust assets, 87.5% of which pertained to fixed-income mutual funds. The aggregate of the quoted fair market value of these closed and open-ended mutual funds was $356.8 million and $168.0 million, respectively, in the merchandise trusts and perpetual care trusts as of March 31, 2017, based on final quoted sales prices, of which $234.3 million and $147.0 million, respectively, pertained to fixed-income mutual funds. Holding all other variables constant, a hypothetical 10% change in the average market prices of the closed and open-ended mutual funds would change the fair market value of the assets in our merchandise trusts and perpetual care trusts by approximately $35.7 million and $16.8 million, respectively, based on discounted expected future cash flows.
OTHER INVESTMENT FUNDS
Other investment funds are measured at fair value using the net asset value per share practical expedient. This asset class is composed of fixed income funds and equity funds, which have a redemption period ranging from 30 to 90 days, and private credit funds, which have lockup periods ranging from five to ten years with three potential one year extensions at the discretion of the funds’ general partners. This asset class has an inherent valuation risk as the values provided by investment fund managers may not represent the liquidation values obtained by the trusts upon redemption or liquidation of the fund assets. As of March 31, 2017, the fair value of other investment funds in our merchandise trusts and perpetual care trusts represented 14.4% and 38.1%, respectively, of the fair value of total trust assets. The fair market value of the holdings in these funds was $75.5 million and $130.1 million in our merchandise trusts and perpetual care trusts, respectively, as of March 31, 2017, based on net asset value quotes.

DEBT INSTRUMENTS
Certain borrowings under our Amended Credit Facility bear interest at a floating rate, based on LIBOR, which is adjusted quarterly. This subjects us to increases in interest expense resulting from movements in interest rates. As of March 31, 2017, we had $140.6 million of borrowings outstanding under our Amended Credit Facility, which generally bears interest at a variable rate. Holding all other variables constant, a hypothetical 1% change in variable interest rates would change our consolidated interest expense for the three-month period ending March 31, 2017 by approximately $0.4 million.

ITEM 4.	CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
The Partnership maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.
Our management, including the CEO and CFO, evaluated the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2017. Based on such evaluation, our CEO and CFO concluded the disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.
Material Weaknesses in Internal Control over Financial Reporting
A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis. The deficiencies noted below could result in a material misstatement in our financial statements; therefore, they represent material weaknesses in our internal control over financial reporting.
We previously identified and reported material weaknesses in internal control over financial reporting as of December 31, 2016 in our Annual Report on Form 10-K related to the following:

a.	control environment, control activities and monitoring;

b.	establishment and review of certain accounting policies;

c.	reconciliation of certain general ledger accounts to supporting details;

d.	accurate and timely relief of deferred revenues and corresponding recognition of income statement impacts; and

e.	review of financial statement disclosures.
Notwithstanding these material weaknesses, based on the additional analysis and other post-closing procedures performed, management believes that the financial statements included in this report fairly present in all material respects our financial position, results of operations, capital position, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States (“GAAP”).
STATUS OF REMEDIATION OF MATERIAL WEAKNESSES
While we continue to make improvements to our internal control over financial reporting related to the material weaknesses described above, material weaknesses continue to exist, and we believe that the material weaknesses referenced above accurately reflect the material weaknesses in our internal control over financial reporting as of March 31, 2017. Management, with oversight from our Audit Committee, has identified and begun executing actions we believe will remediate the material weaknesses described above once fully implemented and operating for a sufficient period of time, and we will continue to devote significant time and attention, including internal and external resources, to these remedial efforts.
We will test the ongoing operating effectiveness of the new controls subsequent to implementation and consider the material weaknesses remediated after the applicable remedial controls operate effectively for a sufficient period of time.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the fiscal quarter ended March 31, 2017, we continued to make improvements to our internal control over financial reporting with respect to material weaknesses that had been identified at that time, and those remediation efforts as well as other remediation efforts relating to material weaknesses we identified subsequent to March 31, 2017 remain ongoing. Other than as described above and in greater detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, there were no changes in our internal control over financial reporting as defined in Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the three months ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.	RISK FACTORS
There have been no material changes in our Risk Factors as set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, except as set forth below.
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
Although we have deferred a determination as to the distribution for our unitholders with respect to the quarter ended June 30, 2017 until we have reviewed financial information as of and for the period ended September 30, 2017, we do expect that the distribution will be reduced by at least 50% from the distribution we paid with respect to the quarter ended March 31, 2017. Due to both the delay in making our determination with respect to the second quarter distribution and our capital resource and liquidity constraints, it is possible that we will not pay four distributions in 2017 as we have in previous years.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1
First Amendment and Limited Waiver to Credit Agreement, dated as of March 15, 2017, by and among StoneMor Operating LLC, the other Borrowers party thereto, Capital One, National Association, as Administrative Agent, and the Required Lenders party thereto (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on March 16, 2017).

10.2
Separation Agreement and General Release, dated as of February 27, 2017 by and between StoneMor GP Holdings LLC and Sean P. McGrath (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on March 3, 2017).

10.3
Separation Agreement and General Release, dated as of March 27, 2017, by and between StoneMor GP Holdings LLC and Lawrence Miller (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on March 28, 2017).

10.4
Letter Agreement by and between Austin So and StoneMor GP LLC, dated January 28, 2017 (incorporated by reference to Exhibit 10.36 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed on September 18, 2017).

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

101
Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of March 31, 2017, and December 31, 2016; (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016; (iii) Unaudited Condensed Consolidated Statement of Partners’ Capital (Deficit); (iv) Unaudited Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2017 and 2016; and (v) Notes to the Unaudited Condensed Consolidated Financial Statements. Users of this data are advised that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of StoneMor Partners L.P.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STONEMOR PARTNERS L.P.
By: StoneMor GP LLC
its general partner

Date: October 27, 2017	/s/ R. Paul Grady
R. Paul Grady
President, Chief Executive Officer and Member of the Board of Directors (Principal Executive Officer)

Date: October 27, 2017	/s/ Mark L. Miller
Mark L. Miller
Chief Financial Officer and Senior Vice President (Principal Financial Officer)