Form 10-Q
period 2017-06-30
STONEMOR PARTNERS LP
filed 2017-12-12
CIK 1286131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

If an emerging growth company, indicate by check mark if either registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
The number of the registrant’s outstanding common units at December 6, 2017 was 37,957,482.

Explanatory Note
On September 18, 2017, the Partnership filed its Annual Report on Form 10-K for the year ended December 31, 2016, which amended the Partnership's audited consolidated financial statements as of December 31, 2015, and for each of the two years in the period ended December 31, 2015 and the related notes thereto. This Form 10-Q amends the Partnership’s unaudited condensed consolidated financial information for the three and six months ended June 30, 2016 and the related notes thereto, included on Form 10-Q/A filed on November 9, 2016 ("Original Filing").
The Original Filing included the restatement of the Partnership’s unaudited condensed consolidated financial information as of June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and 2015, correcting errors related to:

1)
The allocation of net loss to the General Partner and the limited partners for the purposes of determining the general partner’s and limited partners’ capital accounts presented within “Partners’ Capital,” and the corresponding effect on “Net loss per limited partner unit (basic and diluted)” for the three and six months ended June 30, 2016 and 2015;

2)
The presentation of certain components of “Cemetery property”, “Property and equipment, net of accumulated depreciation”, “Deferred cemetery revenues, net”, “Merchandise liability”, “Accounts payable and accrued liabilities” and “Common limited partners’ interest” as of June 30, 2016 and December 31, 2015;

3)
The presentation of “Cemetery merchandise revenues”, Cemetery service revenues” and “Cost of goods sold” related to assumed performance obligations from acquisitions for the three and six months ended June 30, 2016 and 2015;

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

6)
Other adjustments principally relating to the recognition, accuracy and/or classification of certain amounts in “Deferred cemetery revenues, net”, “Merchandise liability” and “Other current assets”; and

7)
The corresponding effect of the foregoing accounting errors on the Partnership’s income tax accounts, condensed consolidated statement of partners’ capital, condensed consolidated statements of cash flows and the related notes thereto, disclosed in the Partnership’s condensed consolidated financial information as of June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and 2015.

The restatement of the Partnership’s unaudited condensed consolidated financial information for the three and six months ended June 30, 2016 in this Form 10-Q (“Restatement”) reflects the correction of the aforementioned errors and the following additional errors identified subsequent to the Original Filing:

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
“Part I—Item 4—Controls and Procedures” to this Form 10-Q discloses the material weaknesses in the Partnership’s internal controls associated with the Restatement, as well as management’s conclusion that the Partnership’s internal control over financial reporting was not effective as of June 30, 2017. As disclosed therein, we continued to make improvements to our internal control over financial reporting with respect to material weaknesses that had been identified at that time, and those remediation efforts as well as other remediation efforts relating to material weaknesses we identified subsequent to June 30, 2017 remain ongoing.
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

FORM 10-Q OF STONEMOR PARTNERS L.P.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
STONEMOR PARTNERS L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,826	$12,570
Accounts receivable, net of allowance	77,127	77,253
Prepaid expenses	7,708	5,532
Assets held for sale	1,169	—
Other current assets	22,883	23,466
Total current assets	115,713	118,821

Long-term accounts receivable, net of allowance	100,710	98,886
Cemetery property	334,456	337,315
Property and equipment, net of accumulated depreciation	113,058	118,281
Merchandise trusts, restricted, at fair value	512,423	507,079
Perpetual care trusts, restricted, at fair value	337,684	333,780
Deferred selling and obtaining costs	123,177	116,890
Deferred tax assets	67	64
Goodwill	70,436	70,436
Intangible assets	64,266	65,438
Other assets	20,660	20,023
Total assets	$1,792,650	$1,787,013

Liabilities and Partners' Capital
Current liabilities:
Accounts payable and accrued liabilities	$39,642	$35,547
Accrued interest	1,815	1,571
Current portion, long-term debt	3,251	1,775
Total current liabilities	44,708	38,893

Long-term debt, net of deferred financing costs	306,696	300,351
Deferred revenues	898,256	866,633
Deferred tax liabilities	21,004	20,058
Perpetual care trust corpus	337,684	333,780
Other long-term liabilities	38,148	36,944
Total liabilities	1,646,496	1,596,659
Commitments and contingencies
Partners' capital (deficit):
General partner interest	(2,387)	(1,914)
Common limited partners' interest	148,541	192,268
Total partners' capital	146,154	190,354
Total liabilities and partners' capital	$1,792,650	$1,787,013
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

STONEMOR PARTNERS L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
		(As restated - see Note 1)		(As restated - see Note 1)
Revenues:
Cemetery:
Merchandise	$40,895	$38,420	$78,898	$72,110
Services	16,340	13,733	31,289	27,452
Investment and other	13,511	12,051	26,086	26,465
Funeral home:
Merchandise	6,749	6,604	14,585	14,086
Services	8,457	8,170	18,040	17,037
Total revenues	85,952	78,978	168,898	157,150

Costs and Expenses:
Cost of goods sold	12,043	12,042	25,562	22,762
Cemetery expense	20,124	17,485	36,821	33,341
Selling expense	15,623	16,575	32,082	31,308
General and administrative expense	9,753	8,993	19,710	18,197
Corporate overhead	16,067	9,737	27,171	20,048
Depreciation and amortization	3,391	3,155	6,846	6,220
Funeral home expenses:
Merchandise	1,623	1,835	3,383	3,984
Services	5,454	6,156	11,153	12,611
Other	4,987	4,746	10,332	9,886
Total costs and expenses	89,065	80,724	173,060	158,357

Other gains (losses), net	(1,071)	(191)	(1,071)	(1,073)
Interest expense	(6,741)	(5,707)	(13,447)	(11,497)
Loss from continuing operations before income taxes	(10,925)	(7,644)	(18,680)	(13,777)
Income tax expense	(657)	(500)	(1,463)	(760)
Net loss	$(11,582)	$(8,144)	$(20,143)	$(14,537)
General partner's interest	$(121)	$1,091	$(210)	$2,192
Limited partners' interest	$(11,461)	$(9,235)	$(19,933)	$(16,729)
Net loss per limited partner unit (basic and diluted)	$(0.30)	$(0.27)	$(0.53)	$(0.50)
Weighted average number of limited partners' units outstanding (basic and diluted)	37,957	34,837	37,938	33,688
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

STONEMOR PARTNERS L.P.
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL (UNAUDITED)
(dollars in thousands)

	Partners' Capital
	Outstanding Common Units	Common Limited Partners	General Partner	Total
December 31, 2016	37,863,496	$192,268	$(1,914)	$190,354
Issuance of common units	—	744	—	744
Common unit awards under incentive plans	15,644	488	—	488
Net loss	—	(19,933)	(210)	(20,143)
Cash distributions	—	(24,282)	(263)	(24,545)
Unit distributions paid in kind	78,342	(744)	—	(744)
June 30, 2017	37,957,482	$148,541	$(2,387)	$146,154
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

STONEMOR PARTNERS L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2017	2016
		(As restated - see Note 1)
Cash Flows From Operating Activities:
Net loss	$(20,143)	$(14,537)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cost of lots sold	5,661	4,443
Depreciation and amortization	6,846	6,220
Provision for cancellations	2,682	6,324
Non-cash compensation expense	488	819
Non-cash interest expense	2,195	1,534
Other (gains) losses, net	872	1,073
Changes in assets and liabilities:
Accounts receivable, net of allowance	(4,946)	(12,191)
Merchandise trust fund	43,915	(10,517)
Other assets	(3,125)	(2,715)
Deferred selling and obtaining costs	(6,287)	(6,519)
Deferred revenues	(17,633)	30,579
Deferred taxes, net	944	81
Payables and other liabilities	4,031	3,865
Net cash provided by operating activities	15,500	8,459
Cash Flows From Investing Activities:
Cash paid for capital expenditures	(3,311)	(7,504)
Cash paid for acquisitions	—	(1,500)
Proceeds from divestitures	451	—
Proceeds from asset sales	401	1,848
Net cash used in investing activities	(2,459)	(7,156)
Cash Flows From Financing Activities:
Cash distributions	(24,545)	(44,703)
Proceeds from borrowings	62,792	38,744
Repayments of debt	(56,256)	(75,247)
Proceeds from issuance of common units, net of costs	—	74,537
Cost of financing activities	(776)	(351)
Net cash used in financing activities	(18,785)	(7,020)
Net decrease in cash and cash equivalents	(5,744)	(5,717)
Cash and cash equivalents - Beginning of period	12,570	15,153
Cash and cash equivalents - End of period	$6,826	$9,436
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$11,118	$9,994
Cash paid during the period for income taxes	$2,630	$2,325
Non-cash investing and financing activities:
Acquisition of assets by financing	$1,384	$137
Classification of assets as held for sale	$1,169	$—
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

STONEMOR PARTNERS L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2017

1.	GENERAL
Nature of Operations
StoneMor Partners L.P. (the “Partnership”) is a provider of funeral and cemetery products and services in the death care industry in the United States. As of June 30, 2017, the Partnership operated 316 cemeteries in 27 states and Puerto Rico, of which 285 are owned and 31 are operated under lease, management or operating agreements. The Partnership also owned and operated 98 funeral homes, including 45 located on the grounds of cemetery properties that we own, in 18 states and Puerto Rico.
Basis of Presentation
The accompanying condensed consolidated financial statements, which are unaudited except for the balance sheet at December 31, 2016, which is derived from audited financial statements, have been prepared in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States (“GAAP”) for interim reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the Partnership’s financial position, results of operations and cash flows for the periods disclosed have been made. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto presented in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the three and six months ended June 30, 2017 may not necessarily be indicative of the results of operations for the full year ending December 31, 2017.
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

Restatement of Previously Issued Unaudited Condensed Consolidated Financial Statements
On September 18, 2017, the Partnership filed its Annual Report on Form 10-K for the year ended December 31, 2016, which amended the Partnership's audited consolidated financial statements as of December 31, 2015, and for each of the two years in the period ended December 31, 2015 and the related notes thereto. This Form 10-Q amends the Partnership’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2016 and the related notes thereto, included on Form 10-Q/A filed on November 9, 2016 ("Original Filing"). The Restatement reflects the correction of the following errors identified subsequent to the Original Filing:

A.
The Partnership understated recognized revenues from the satisfaction of cemetery and funeral home performance obligations in its condensed consolidated statement of operations. The understatement was primarily due to lags in or omissions of the data entry of a contract servicing event. The adjustments to correct these accounting errors resulted in a net increase of $0.7 million in revenues for the three months ended June 30, 2016, of which $0.6 million related to merchandise revenues, and a net increase of $1.9 million in revenues for the six months ended June 30, 2016, of which $1.6 million related to merchandise revenues.

B.
In conjunction with the foregoing revenue recognition errors, on its condensed consolidated balance sheet, the Partnership had historically (i) deferred incorrect and imprecise amounts of investment revenues and expenses related to its merchandise trusts, (ii) reserved incorrect amounts for future cancellations related to its cemetery and funeral home performance obligations, and (iii) deferred incorrect amounts of selling costs. The correction of these accounting errors resulted in a net increase in “Selling expense” of $0.2 million for the three months ended June 30, 2016. The correction of these accounting errors resulted in a net increase in “Cemetery investment and other revenues” of $0.1 million for the six months ended June 30, 2016 due to changes in the inputs used to calculate trust income recognition. This also resulted in a decrease in “Cemetery merchandise revenues” of $0.1 million due to an increase in cancellation reserve expense and an increase in “Selling expense” of $0.3 million for the six months ended June 30, 2016.

C.
Certain components of “Other current assets” and “Accounts payable and accrued liabilities” on its condensed consolidated balance sheet were determined to be inappropriate in the Partnership’s review of accounting policies during its ongoing remediation. The Partnership had historically presented intercompany deposits due to its merchandise and perpetual care trust funds within “Other current assets” and presented intercompany payables to its merchandise and perpetual care trusts in “Accounts payable and accrued liabilities”. The Partnership has determined the intercompany payables and liabilities to its consolidated trust funds should be eliminated. The correction of the error resulted in a reclassification of $1.0 million in the condensed consolidated statements of cash flows between "Other assets" and "Payables and other liabilities" for the six months ended June 30, 2016.

D.
Specific to the Partnership’s disclosure in Note 11, Supplemental Condensed Consolidating Financial Information (“Note 11”), the Partnership recorded incorrect amounts for its individual cemetery and funeral home location-level equity and intercompany balances at its formation and in subsequent acquisitions. Additionally, the Partnership presented certain managed locations as guarantor subsidiaries instead of non-guarantor subsidiaries in Note 11. Note that this error had no impact to amounts presented on the face of the condensed consolidated financial statements.

E.
The Partnership incorrectly presented the changes in “Accounts receivable, net of allowance” net of the income statement “Provision for cancellations” and omitted certain disclosures regarding the components of the changes in “Accounts receivable, net of allowance” and “Deferred revenues” in its condensed consolidated statement of cash flows. Additionally, specific to the Partnership’s related disclosure in Note 2, Accounts Receivable, Net of Allowance, the Partnership presented activity in the allowance for cancellations that related to deferred revenues on a gross basis instead of on a net basis. The correction of the error resulted in a reclassification of $6.3 million in the condensed consolidated statement of cash flows between "Provision for cancellations" and "Accounts receivable, net of allowance" for the six months ended June 30, 2016.

The effect of these adjustments on the Partnership’s unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2016 and the unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2016 is summarized below for each affected caption (in thousands, except per unit data):

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (unaudited)		Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Reference	As Filed	Restatement Adjustments	As Restated	As Filed	Restatement Adjustments	As Restated
Cemetery revenues:
Merchandise	A, B	$37,855	$565	$38,420	$70,623	$1,487	$72,110
Services	A	13,676	57	13,733	27,139	313	27,452
Investment and other	B	12,012	39	12,051	26,387	78	26,465
Funeral home revenues:
Merchandise	A	6,569	35	6,604	14,025	61	14,086
Total revenues		78,282	696	78,978	155,211	1,939	157,150
Selling expense	B	16,391	184	16,575	30,967	341	31,308
Funeral home expenses:
Services	B	6,151	5	6,156	12,602	9	12,611
Total costs and expenses		80,535	189	80,724	158,007	350	158,357
Net loss		(8,651)	507	(8,144)	(16,126)	1,589	(14,537)
General partner's interest for the period		1,085	6	1,091	2,173	19	2,192
Limited partners' interest for the period		(9,736)	501	(9,235)	(18,299)	1,570	(16,729)
Net loss per limited partner unit (basic and diluted)		$(0.28)	$0.01	$(0.27)	$(0.54)	$0.04	$(0.50)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)		Six Months Ended June 30, 2016
	Reference	As Filed	Restatement Adjustments	As Restated
Net loss		$(16,126)	$1,589	$(14,537)
Provision for cancellations	E	—	6,324	6,324
Changes in assets and liabilities:
Accounts receivable, net of allowance	E	(5,867)	(6,324)	(12,191)
Other assets	B, C	(3,740)	1,025	(2,715)
Deferred selling and obtaining costs	B	(6,868)	349	(6,519)
Deferred revenues	A, B	32,516	(1,937)	30,579
Payables and other liabilities	C	4,890	(1,025)	3,865
Net cash provided by operating activities		$8,459	$—	$8,459
As shown above, the adjustments affecting the condensed consolidated statement of cash flows for the period noted are included in the Partnership’s net loss from operations and offset by changes in operating assets and liabilities. There were no adjustments related to cash used in investing and financing activities.
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

During 2016 and 2017, the Partnership completed various financing transactions to provide supplemental liquidity necessary to achieve management’s strategic objectives, including issuance of common units, utilization of the at-the-market equity program and establishment of a new credit facility which, as discussed more fully in Note 7 and Note 15, was further amended during 2017. The Partnership acknowledges that it continues to face a challenging competitive environment, and while the Partnership continues to focus on its overall profitability, including managing expenses, the Partnership reported a loss for the three and six months ended June 30, 2017. The Partnership expects that the actions taken in 2016 and 2017 will enhance its liquidity and financial flexibility. The Partnership will likely seek to continue to supplement cash generation with proceeds from financing activities, including borrowings under the credit facility and other borrowings, the issuance of additional limited partner units, capital contributions from the general partner and the sale of assets and other transactions. As of June 30, 2017, the Partnership had $3.5 million of total available borrowing capacity under its revolving credit facility.
If the Partnership continues to experience operating losses and is not able to generate additional liquidity through the mechanisms described above or through some combination of other actions, the Partnership may be in breach of its covenants under the credit facility, and may not be able to access additional funds and the Partnership might need to secure additional sources of funds, which may or may not be available to the Partnership. Additionally, a failure to generate additional liquidity could negatively impact our access to inventory or services that are important to the operation of our business. Moreover, our ability to declare or pay future distributions may be impacted. Given the Partnership's current level of cash and cash equivalents, to preserve capital resources and liquidity, the Board of Directors of the General Partner has concluded that it is not in the best interest of unitholders to pay a second or third quarter 2017 distribution to unitholders. The Board expects to consider appropriate levels of distributions if and as conditions improve.
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
Assets Held for Sale
We classify our assets or entities as held for sale in the period in which all of the following criteria are met:

•	management, having the authority to approve the action, commits to a plan to sell the entity;

•	the entity is available for immediate sale in its present condition;

•	an active program to locate a buyer and other actions required to complete the plan to sell have been initiated;

•	the sale is probable and transfer is expected to be completed within one year;

•	the entity is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and

•	actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.
When the disposals of components of an entity or components of an entity that are classified as held for sale represent a strategic shift that has, or will have, a major effect on an entity's operations and financial results we account for such disposals as discontinued operations. Otherwise when the held for sale criteria is met but the disposal does not meet the criteria to be treated as discontinued operations, the assets or disposal group are reclassified from the corresponding balance sheet line items to held for sale. Assets  classified as held for sale are carried at the lower of cost or market, with any gain or loss on sale recorded in "Other gains (losses), net" in the condensed consolidated statement of operations.

The Partnership classified certain assets of three cemeteries and three funeral homes as held for sale at June 30, 2017 and no assets at December 31, 2016. The contributions of revenues and earnings by these assets in 2017 were not material. Assets held for sale consisted of the following at the date indicated (in thousands):

June 30, 2017
Cemetery property	$281
Buildings and improvements	718
Funeral home land	170
Assets held for sale	$1,169
The Partnership recorded a loss on impairment of $1.0 million in "Other gains (losses), net" in the current period on the unaudited condensed consolidated statement of operations, given the net book value of the assets of two of these funeral home properties exceeded their estimated fair value.
In addition, for those assets that do not currently meet the classification as discontinued operations or held for sale, where, however, as a result of strategic discussions with third parties information is identified that an asset may be impaired an interim assessment of impairment is performed to determine whether the carrying value is impaired. At June 30, 2017, the Partnership conducted an interim assessment with regards to certain assets held for use of two funeral homes with net book value of $0.9 million held for use and recognized a loss on impairment of $0.4 million in "Other gains (losses), net" on the unaudited condensed consolidated statement of operations, resulting in an updated net book value of $0.5 million during the three months ended June 30, 2017.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired. Goodwill is not amortized, but instead is subject to impairment testing on an annual basis, and between annual tests whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying amount. No such events have occurred during the six months ended June 30, 2017. Goodwill totaled approximately $70.4 million as of both June 30, 2017 and December 31, 2016.
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
The change in the deferred tax liability during the six months ended June 30, 2017 was caused by an increase in deferred tax liabilities associated with long-lived intangibles that will reverse after the expiration of the existing deferred tax assets.
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
The following is a reconciliation of net income (loss) allocated to the common limited partners for purposes of calculating net income (loss) attributable to common limited partners per unit (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
		(As restated - see above)		(As restated - see above)
Net loss	$(11,582)	$(8,144)	$(20,143)	$(14,537)
Less: Incentive distribution right (“IDR”) payments to general partner	—	1,195	—	2,387
Net loss to allocate to general and common limited partners	(11,582)	(9,339)	(20,143)	(16,924)
Less: General partner’s interest excluding IDRs	(121)	(104)	(210)	(195)
Net loss attributable to common limited partners	$(11,461)	$(9,235)	$(19,933)	$(16,729)

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
The following table sets forth the reconciliation of the Partnership’s weighted average number of common limited partner units used to compute basic net income (loss) attributable to common limited partners per unit with those used to compute diluted net income (loss) attributable to common limited partners per unit (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Weighted average number of common limited partner units - basic and diluted (1)	37,957	34,837	37,938	33,688
_____________________________

(1)
The diluted weighted average number of limited partners’ units outstanding presented on the condensed consolidated statement of operations does not include 335 thousand units and 299 thousand units for the three months ended June 30, 2017 and 2016, respectively, and 329 thousand units and 297 thousand units for the six months ended June 30, 2017 and 2016, respectively, as their effects would be anti-dilutive.

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

The new guidance in ASU 2014-09, as well as all amendments discussed above, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The new guidance permits two methods of adoption, full retrospective or modified retrospective and we intend to implement the standard with the modified retrospective approach, which recognizes the cumulative effect of application recognized on that date. Management has developed an implementation plan and is continuing to evaluate the impact that the adoption of this guidance will have on the financial statements of the Partnership. Management continues to monitor modifications, clarifications and interpretations issued by the FASB. Management's implementation plan includes the following:

•	Establishing an ASC 606 steering committee comprised of various functions across the Partnership;

•	Performing the detailed review of customer contracts in scope of ASU 2014-09;

•	Assessing the potential impact that the guidance will have on our current accounting policies and practices; and

•	Evaluating the changes, if any, to our business processes, systems and controls necessary to support recognition and disclosure under the new guidance.
Although the Partnership has not yet fully determined the impact of the new standard on our consolidated results of operations, financial position, cash flows and financial statement disclosures, management expects that there will be an impact to the financial reporting disclosures and internal control over financial reporting. Management is currently considering the impact of the new guidance on the key revenue policies.
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

2.	ACCOUNTS RECEIVABLE, NET OF ALLOWANCE
Long-term accounts receivable, net, consisted of the following at the dates indicated (in thousands):

	June 30, 2017	December 31, 2016
Customer receivables	$226,154	$223,326
Unearned finance income	(20,927)	(21,034)
Allowance for contract cancellations	(27,390)	(26,153)
Accounts receivable, net of allowance	177,837	176,139
Less: Current portion, net of allowance	77,127	77,253
Long-term portion, net of allowance	$100,710	$98,886
Activity in the allowance for contract cancellations was as follows (in thousands):

	Six Months Ended June 30,
	2017	2016
		(As restated - see Note 1)
Balance, beginning of period	$26,153	$23,985
Provision for cancellations	2,682	6,324
Cancellations	(1,445)	(2,913)
Balance, end of period	$27,390	$27,396
As noted in Note 1, the Partnership has changed its presentation herein to focus only on the provision and cancellations of amounts recognized. The allowance for contract cancellations included $18.4 million and $17.4 million related to deferred revenues as of June 30, 2017 and December 31, 2016, respectively.

3.	CEMETERY PROPERTY
Cemetery property consisted of the following at the dates indicated (in thousands):

	June 30, 2017	December 31, 2016
Cemetery land	$256,190	$257,914
Mausoleum crypts and lawn crypts	78,266	79,401
Cemetery property	$334,456	$337,315

4.	PROPERTY AND EQUIPMENT
Property and equipment consisted of the following at the dates indicated (in thousands):

	June 30, 2017	December 31, 2016
Buildings and improvements	$123,904	$125,442
Furniture and equipment	56,578	56,408
Funeral home land	11,335	11,527
Property and equipment, gross	191,817	193,377
Less: Accumulated depreciation	(78,759)	(75,096)
Property and equipment, net of accumulated depreciation	$113,058	$118,281
Depreciation expense was $2.7 million and $2.6 million for the three months ended June 30, 2017 and 2016, respectively, and $5.6 million and $5.1 million for the six months ended June 30, 2017 and 2016, respectively.

5.	MERCHANDISE TRUSTS
At June 30, 2017 and December 31, 2016, the Partnership’s merchandise trusts consisted of investments in debt and equity marketable securities and cash equivalents, both directly as well as through mutual and investment funds.
All of these investments are classified as available for sale, and accordingly, all of the assets are carried at fair value. All of the investments subject to the fair value hierarchy are considered either Level 1 or Level 2 assets pursuant to the three-level hierarchy described in Note 10. There were no Level 3 assets.
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
The Partnership included $8.9 million and $8.6 million of investments held in trust by the West Virginia Funeral Directors Association at June 30, 2017 and December 31, 2016, respectively, in its merchandise trust assets. As required by law, the

Partnership deposits a portion of certain funeral merchandise sales in West Virginia into a trust that is held by the West Virginia Funeral Directors Association. These trusts are recognized at their account value, which approximates fair value.
A reconciliation of the Partnership’s merchandise trust activities for the six months ended June 30, 2017 and 2016 is presented below (in thousands):

	Six Months Ended June 30,
	2017	2016
Balance, beginning of period	$507,079	$464,676
Contributions	29,579	30,259
Distributions	(45,134)	(29,645)
Interest and dividends	12,600	11,686
Capital gain distributions	365	263
Realized gains and losses	14,570	2,337
Taxes	(1,358)	(1,694)
Fees	(1,628)	(1,048)
Unrealized change in fair value	(3,650)	17,762
Balance, end of period	$512,423	$494,596
During the six months ended June 30, 2017 and 2016, purchases of available for sale securities were $269.2 million and $47.1 million, respectively, while sales, maturities and paydowns of available for sale securities were $285.1 million and $28.1 million, respectively. Cash flows from pre-need customer contracts are presented as operating cash flows in our condensed consolidated statement of cash flows.
The cost and market value associated with the assets held in the merchandise trusts as of June 30, 2017 and December 31, 2016 were as follows (in thousands):

June 30, 2017	Fair Value Hierarchy Level	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments	1	$30,142	$—	$—	$30,142
Fixed maturities:
U.S. governmental securities	2	195	1	(61)	135
Corporate debt securities	2	2,731	163	(308)	2,586
Total fixed maturities		2,926	164	(369)	2,721
Mutual funds - debt securities	1	250,201	2,799	(367)	252,633
Mutual funds - equity securities	1	68,807	3,143	(2,397)	69,553
Other investment funds (1)		121,892	101	(300)	121,693
Equity securities	1	16,513	1,962	(385)	18,090
Other invested assets	2	8,735	—	—	8,735
Total investments		$499,216	$8,169	$(3,818)	$503,567
West Virginia Trust Receivable		8,856	—	—	8,856
Total		$508,072	$8,169	$(3,818)	$512,423
______________________________

(1)
Other investment funds are measured at fair value using the net asset value per share practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the balance sheet. This asset class is composed of fixed income funds and equity funds, which have redemption periods ranging from 30 to 90 days, and private credit funds, which have lockup periods of five to seven years with two potential one year extensions at the discretion of the funds’ general partners. As of June 30, 2017, there were $8.0 million in unfunded commitments to the private credit funds, which are callable at any time.

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

The contractual maturities of debt securities as of June 30, 2017 were as follows (in thousands):

	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
U.S. governmental securities	$—	$71	$64	$—
Corporate debt securities	199	2,132	242	13
Total fixed maturities	$199	$2,203	$306	$13

Temporary Declines in Fair Value
The Partnership evaluates declines in fair value below cost for each asset held in the merchandise trusts on a quarterly basis.
An aging of unrealized losses on the Partnership’s investments in debt and equity securities within the merchandise trusts as of June 30, 2017 and December 31, 2016 is presented below (in thousands):

	Less than 12 months		12 months or more		Total
June 30, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$—	$—	$115	$61	$115	$61
Corporate debt securities	280	123	356	185	636	308
Total fixed maturities	280	123	471	246	751	369
Mutual funds - debt securities	73,667	361	20	6	73,687	367
Mutual funds - equity securities	39,139	2,397	—	—	39,139	2,397
Other investment funds	56,930	300	—	—	56,930	300
Equity securities	4,257	335	461	50	4,718	385
Total	$174,273	$3,516	$952	$302	$175,225	$3,818

	Less than 12 months		12 months or more		Total
December 31, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$—	$—	$87	$44	$87	$44
Corporate debt securities	556	6	871	196	1,427	202
Total fixed maturities	556	6	958	240	1,514	246
Mutual funds - debt securities	6,040	61	754	35	6,794	96
Mutual funds - equity securities	7,475	357	2,578	176	10,053	533
Other investment funds	37,357	387	—	—	37,357	387
Equity securities	1,292	89	413	103	1,705	192
Total	$52,720	$900	$4,703	$554	$57,423	$1,454
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
Other-Than-Temporary Impairment of Trust Assets
The Partnership assesses its merchandise trust assets for other-than-temporary declines in fair value on a quarterly basis. During the six months ended June 30, 2017 and 2016, the Partnership determined that there were no other-than-temporary impairments to the investment portfolio in the merchandise trusts.

6.	PERPETUAL CARE TRUSTS
At June 30, 2017 and December 31, 2016, the Partnership’s perpetual care trusts consisted of investments in debt and equity marketable securities and cash equivalents, both directly as well as through mutual and investment funds.
All of these investments are classified as available for sale and, accordingly, all of the assets are carried at fair value. All of the investments subject to the fair value hierarchy are considered either Level 1 or Level 2 assets pursuant to the three-level hierarchy described in Note 10. There were no Level 3 assets. The perpetual care trusts are VIEs of which the Partnership is the primary beneficiary.

A reconciliation of the Partnership’s perpetual care trust activities for the three months ended June 30, 2017 and 2016 is presented below (in thousands):

	Six Months Ended June 30,
	2017	2016
Balance, beginning of period	$333,780	$307,804
Contributions	4,214	5,146
Distributions	(8,056)	(7,818)
Interest and dividends	7,816	8,127
Capital gain distributions	240	85
Realized gains and losses	1,439	(470)
Taxes	(430)	(757)
Fees	(602)	(622)
Unrealized change in fair value	(717)	10,205
Balance, end of period	$337,684	$321,700
During the six months ended June 30, 2017 and 2016, purchases of available for sale securities were $74.8 million and $161.3 million, respectively, while sales, maturities and paydowns of available for sale securities were $64.0 million and $156.1 million, respectively. Cash flows from perpetual care trust related contracts are presented as operating cash flows in our condensed consolidated statement of cash flows.
The cost and market value associated with the assets held in the perpetual care trusts as of June 30, 2017 and December 31, 2016 were as follows (in thousands):

June 30, 2017	Fair Value Hierarchy Level	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments	1	$9,866	$—	$—	$9,866
Fixed maturities:
U.S. governmental securities	2	523	5	(34)	494
Corporate debt securities	2	6,428	197	(180)	6,445
Total fixed maturities		6,951	202	(214)	6,939
Mutual funds - debt securities	1	160,815	2,708	(486)	163,037
Mutual funds - equity securities	1	30,391	1,764	(822)	31,333
Other investment funds (1)		101,051	2,577	(483)	103,145
Equity securities	1	22,718	1,589	(1,133)	23,174
Other invested assets	2	190	—	—	190
Total investments		$331,982	$8,840	$(3,138)	$337,684
______________________________

(1)
Other investment funds are measured at fair value using the net asset value per share practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the balance sheet. This asset class is composed of fixed income funds and equity funds, which have a redemption period ranging from 30 to 90 days, and private credit funds, which have lockup periods ranging from five to ten years with three potential one year extensions at the discretion of the funds’ general partners. As of June 30, 2017, there were $67.8 million in unfunded commitments to the private credit funds, which are callable at any time.

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

The contractual maturities of debt securities as of June 30, 2017 were as follows (in thousands):

	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
U.S. governmental securities	$—	$289	$163	$42
Corporate debt securities	935	4,878	561	71
Total fixed maturities	$935	$5,167	$724	$113

Temporary Declines in Fair Value
The Partnership evaluates declines in fair value below cost of each individual asset held in the perpetual care trusts on a quarterly basis.
An aging of unrealized losses on the Partnership’s investments in debt and equity securities within the perpetual care trusts as of June 30, 2017 and December 31, 2016 is presented below (in thousands):

	Less than 12 months		12 months or more		Total
June 30, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$—	$—	$424	$34	$424	$34
Corporate debt securities	954	65	1,572	115	2,526	180
Total fixed maturities	954	65	1,996	149	2,950	214
Mutual funds - debt securities	23,044	442	627	44	23,671	486
Mutual funds - equity securities	12,524	822	—	—	12,524	822
Other investment funds	47,655	483	—	—	47,655	483
Equity securities	9,813	1,127	164	6	9,977	1,133
Total	$93,990	$2,939	$2,787	$199	$96,777	$3,138

	Less than 12 months		12 months or more		Total
December 31, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$—	$—	$283	$23	$283	$23
Corporate debt securities	747	10	2,980	142	3,727	152
Total fixed maturities	747	10	3,263	165	4,010	175
Mutual funds - debt securities	24,026	620	1,908	49	25,934	669
Mutual funds - equity securities	3,836	16	452	10	4,288	26
Other investment funds	37,577	622	—	—	37,577	622
Equity securities	4,532	409	145	23	4,677	432
Total	$70,718	$1,677	$5,768	$247	$76,486	$1,924
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
Other-Than-Temporary Impairment of Trust Assets
The Partnership assesses its perpetual care trust assets for other-than-temporary declines in fair value on a quarterly basis. During the six months ended June 30, 2017 and 2016, the Partnership determined that there were no other-than-temporary impairments to the investment portfolio in the perpetual care trusts.

7.	LONG-TERM DEBT
Total debt consisted of the following at the dates indicated (in thousands):

	June 30, 2017	December 31, 2016
Credit facility	$142,924	$137,125
7.875% Senior Notes, due June 2021	172,856	172,623
Notes payable - acquisition debt	404	502
Notes payable - acquisition non-competes	708	928
Insurance and vehicle financing	3,384	1,807
Less deferred financing costs, net of accumulated amortization	(10,329)	(10,859)
Total debt	309,947	302,126
Less current maturities	(3,251)	(1,775)
Total long-term debt	$306,696	$300,351
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
On March 15, 2017, the Borrowers, Capital One, as Administrative Agent and acting in accordance with the written consent of the Required Lenders, entered into the First Amendment to Credit Agreement (as so amended, the "Original Credit Agreement"). The Original Credit Agreement provided for up to $210.0 million initial aggregate amount of Revolving Commitments, which may be increased, from time to time, in minimum increments of $5.0 million so long as the aggregate amount of such increases does not exceed $100.0 million. The Operating Company may also request the issuance of Letters of Credit for up to $15.0 million in the aggregate, of which there were $7.5 million outstanding at June 30, 2017 and $6.8 million outstanding at December 31, 2016. The Maturity Date under the Original Credit Agreement is the earlier of (i) August 4, 2021 and (ii) the date that is six months prior to the earliest scheduled maturity date of any outstanding Permitted Unsecured Indebtedness (at present, such date is December 1, 2020, which is six months prior to June 1, 2021 maturity date of outstanding 7.875% senior notes).
As of June 30, 2017, the outstanding amount of borrowings under the Original Credit Agreement was $142.9 million, which was used to pay down outstanding obligations under the Partnership's prior credit agreement, to pay fees, costs and expenses related to the New Agreements and to fund working capital needs. Generally, proceeds of the Loans under the Original Credit Agreement can be used to finance the working capital needs and for other general corporate purposes of the Borrowers and Guarantors, including acquisitions and distributions permitted under the Original Credit Agreement. As of June 30, 2017, the Partnership had $3.5 million of total available borrowing capacity under its revolving credit facility.
Each Borrowing under the Original Credit Agreement is comprised of Base Rate Loans or Eurodollar Loans. The Loans comprising each Base Rate Borrowing (including each Swingline Loan) bear interest at the Base Rate plus the Applicable Rate, and the Loans comprising each Eurodollar Borrowing bear interest at the Eurodollar Rate plus the Applicable Rate.
The Applicable Rate is determined based on the Consolidated Leverage Ratio of the Partnership and its Subsidiaries and ranges from 1.75% to 3.75% for Eurodollar Rate Loans and 0.75% to 2.75% for Base Rate Loans. Based on our Consolidated Leverage Ratio for the compliance period ended June 30, 2017, the Applicable Rate for Eurodollar Rate Loans was 3.75% and for Base Rate Loans was 2.75%. The Original Credit Agreement also requires the Borrowers to pay a quarterly unused commitment fee, which accrues at the Applicable Rate on the amount by which the commitments under the Original Credit Agreement exceed the usage of such commitments, and which is included within interest expense on the Partnership’s condensed consolidated statements of operations. On June 30, 2017, the weighted average interest rate on outstanding borrowings under the Original Credit Agreement was 5.0%.

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

As of June 30, 2017, the Partnership’s Consolidated Leverage Ratio was 4.21 compared to a maximum allowable ratio of 4.25, and the Consolidated Debt Service Coverage Ratio was 3.33 compared to a minimum required ratio of 2.50.
The Original Credit Agreement prohibits the Partnership from increasing its regularly scheduled quarterly cash distributions otherwise permitted under the Original Credit Agreement until January 1, 2018 unless at the time such distribution is declared and on a pro forma basis after giving effect to the payment of any such distribution the Consolidated Leverage Ratio is no greater than 3.75:1.00. Additional covenants include customary limitations, subject to certain exceptions, on, among others: (i) the incurrence of Indebtedness; (ii) granting of Liens; (iii) fundamental changes and dispositions; (iv) investments, loans, advances, guarantees and acquisitions; (v) swap agreements; (vi) transactions with Affiliates; (vii) Restricted Payments; and (viii) Sale and Leaseback Transactions. The Partnership was in compliance with the Original Credit Agreement covenants as of June 30, 2017.
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
The Senior Notes are jointly and severally guaranteed by certain of the Partnership’s subsidiaries. The Indenture governing the Senior Notes contains covenants, including limitations of the Partnership’s ability to incur certain additional indebtedness and liens, make certain dividends, distributions, redemptions or investments, enter into certain transactions with affiliates, make certain asset sales, and engage in certain mergers, consolidations or sales of all or substantially all of the Partnership's assets, among other items. As of June 30, 2017, the Partnership was in compliance with these covenants.

8.	DEFERRED REVENUE
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

Deferred revenues and related costs consisted of the following at the dates indicated (in thousands):

	June 30, 2017	December 31, 2016
Deferred contract revenues	$796,232	$782,120
Deferred merchandise trust revenue	97,673	76,512
Deferred merchandise trust unrealized gains	4,351	8,001
Deferred revenues	$898,256	$866,633
Deferred selling and obtaining costs	$123,177	$116,890
Deferred revenues presented in the table above are net of the allowance for contract cancellations disclosed in Note 2.

9.	COMMITMENTS AND CONTINGENCIES
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

•
Anderson v. StoneMor Partners, LP, et al., No. 2:16-cv-06111, filed on November 21, 2016, in the United States District Court for the Eastern District of Pennsylvania. The plaintiffs in this case (as well as Klein v. StoneMor Partners, LP, et al., No. 2:16-cv-06275, filed in the United States District Court for the Eastern District of Pennsylvania on December 2, 2016, which has been consolidated with this case) brought an action on behalf of a putative class of the holders of Partnership units and allege that the Partnership made misrepresentations to investors in violation of Section 10(b) of the Securities Exchange Act of 1934 by, among other things and in general, failing to clearly disclose the use of proceeds from debt and equity offerings by making allegedly false or misleading statements concerning (a) the Partnership’s strength or health in connection with a particular quarter’s distribution announcement, (b) the connection between operations and distributions and (c) the Partnership’s use of cash from equity offerings and its credit facility. Lead plaintiffs have been appointed in this case, and filed a Consolidated Amended Class Action Complaint on April 24, 2017. Defendants filed a motion to dismiss that Consolidated Amended Complaint on June 8, 2017. See Note 15 for a discussion of the status of this motion. Plaintiffs seek damages from the Partnership and certain of its officers and directors on behalf of the class of Partnership unitholders, as well as costs and attorneys’ fees.

•
Bunim v. Miller, et al., No. 2:17-cv-00519-ER, pending in the United States District Court for the Eastern District of Pennsylvania, and filed on February 6, 2017. The plaintiff in this case brought, derivatively on behalf of the Partnership, claims that StoneMor GP’s officers and directors aided and abetted in breaches of StoneMor GP’s purported fiduciary duties by, among other things and in general, allegedly making misrepresentations through the use of non-GAAP accounting standards in its public filings, by allegedly failing to clearly disclose the use of proceeds from debt and equity offerings, and by allegedly approving unsustainable distributions. The plaintiff also claims that these actions and misrepresentations give rise to causes of action for gross mismanagement, unjust enrichment, and (in connection with a purportedly misleading proxy statement filed in 2014) violations of Section 14(a) of the Securities Exchange Act of 1934. The derivative plaintiff seeks an award of damages, attorneys’ fees and costs in favor of the Partnership as nominal plaintiff, as well as general compliance and governance changes. This case has been stayed, by the agreement of the parties, pending final resolution of the motion to dismiss filed in the Anderson case, provided that either side may terminate the stay on 30 days' notice. See Note 15 for a discussion of the status of this motion.

•
Muth v. StoneMor G.P. LLC, et al., December Term, 2016, No. 01196 and Binder v. StoneMor G.P. LLC, et al., January Term, 2017, No. 04872, both pending in the Court of Common Pleas for Philadelphia County, Pennsylvania, and filed on December 20, 2016 and February 3, 2017, respectively. In these cases, the plaintiffs brought, derivatively on behalf of the Partnership, claims that StoneMor GP’s officers and directors aided and abetted in breaches of StoneMor GP’s purported fiduciary duties by, among other things and in general, allegedly making misrepresentations through the use of non-GAAP accounting standards in its public filings and by failing to clearly disclose the use of proceeds from debt and equity offerings, as well as approving unsustainable distributions. The plaintiffs also claim that these actions and misrepresentations give rise to a cause of action for unjust enrichment. The derivative plaintiffs seek an award of damages, attorneys’ fees and costs in favor of the Partnership as nominal plaintiff, as well as alterations to the procedures for electing members to the board of StoneMor GP, and other compliance and governance changes. These cases have been consolidated and stayed, by the agreement of the parties, pending final resolution of the motion to dismiss filed in the Anderson case, provided that either side may terminate the stay on 30 days' notice. See Note 15 for a discussion of the status of this motion.

The Partnership has received two subpoenas from the Philadelphia Regional Office of the Securities and Exchange Commission, Enforcement Division, in connection with a fact-finding as to whether violations of federal securities laws have occurred. The subpoenas themselves state that the fact-finding should not be construed as an indication that any violations of securities laws occurred. The first subpoena, received on April 25, 2017, sought information from us relating to, among other things, our prior restatements, financial statements, internal control over financial reporting, public disclosures, use of non-GAAP financial measures and matters pertaining to unitholder distributions and the sources of funds therefor. The second subpoena, received on July 13, 2017, sought information relating to protection of our confidential information and our policies regarding insider trading. We are continuing to cooperate with the SEC staff, by providing information requested in the first subpoena, and we have delivered all information requested in the second, more limited, subpoena.
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
Management has established a hierarchy to measure the Partnership’s financial instruments at fair value, which requires it to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs represent market data obtained from independent sources, whereas unobservable inputs reflect the Partnership’s own market assumptions, which are used if observable inputs are not reasonably available without undue cost and effort. The hierarchy defines three levels of inputs that may be used to measure fair value:
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
The Partnership’s current assets and liabilities and customer receivables, excluding assets held for sale, on its condensed consolidated balance sheets are similar to cash basis financial instruments, and their estimated fair values approximate their carrying values due to their short-term nature and thus are categorized as Level 1. The Partnership’s merchandise and perpetual care trusts consist of investments in debt and equity marketable securities and cash equivalents, are carried at fair value, and are considered either Level 1 or Level 2 (see Notes 5 and 6). Where quoted prices are available in active markets, securities are classified as Level 1 investments pursuant to the fair value measurement hierarchy.
Where quoted market prices are not available for the specific security, fair values are estimated by using either quoted prices of securities with similar characteristics or an income approach fair value model with observable inputs that include a combination of interest rates, yield curves, credit risks, prepayment speeds, rating and tax-exempt status. These securities are classified as Level 2 investments pursuant to the fair value measurement hierarchy. Certain investments in the merchandise and perpetual care trusts are excluded from the fair value leveling hierarchy in accordance with GAAP. These funds are measured at fair value using the net asset value per share practical expedient and have not been categorized in the fair value hierarchy.
The Partnership’s other financial instruments as of June 30, 2017 and December 31, 2016 consist of its Senior Notes and outstanding borrowings under its revolving credit facility (see Note 7). The estimated fair values of the Partnership’s Senior Notes as of June 30, 2017 and December 31, 2016 were $177.2 million and $168.0 million, respectively, based on trades made on those dates, compared with the carrying amounts of $172.9 million and $172.6 million, respectively. As of June 30, 2017 and December 31, 2016, the carrying values of outstanding borrowings under the Partnership’s revolving credit facility (see Note 7), which bears interest at variable interest rates with maturities of 90 days or less, approximated their estimated fair values. The Senior Notes and the credit facility are valued using Level 2 inputs.
The Partnership may be required to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP from time to time. These adjustments to fair value usually result from the application of lower of cost or fair value accounting on assets held for sale. The lower of cost or estimated fair value of assets held for sale was $1.2 million with an original net book value of $2.1 million prior to an adjustment of $0.9 million at June 30, 2017. Assets held for sale are valued at lower of cost or estimated fair value based on broker comps and estimates at the time the assets are classified as held for sale. These assets held for sale are classified as Level 3 pursuant to the fair value measurement hierarchy. In addition, the Partnership had $0.9 million of assets held for use which were impaired by $0.4 million resulting in an updated net book value of $0.5 million during the three months ended June 30, 2017.

11.	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
The Partnership’s Senior Notes are guaranteed by StoneMor Operating LLC and its 100% owned subsidiaries, other than the co-issuer, as described below. The guarantees are full, unconditional, joint and several. The Partnership, or the “Parent,” and its 100% owned subsidiary, Cornerstone Family Services of West Virginia Subsidiary Inc., are the co-issuers of the Senior Notes. The Partnership’s unaudited condensed consolidated financial statements as of June 30, 2017 and December 31, 2016 and for the three months ended June 30, 2017 and 2016 include the accounts of cemeteries owned by other entities but which we operate under long-term lease, operating or management agreements. For the purposes of this note, these entities are deemed non-guarantor subsidiaries, as they are not 100% owned by the Partnership. The Partnership’s unaudited condensed consolidated financial statements also contain merchandise and perpetual care trusts that are also non-guarantor subsidiaries for the purposes of this note.
The following unaudited supplemental condensed consolidating financial information reflects the Partnership’s standalone accounts, the combined accounts of the subsidiary co-issuer, the combined accounts of the guarantor subsidiaries, the combined accounts of the non-guarantor subsidiaries, the consolidating adjustments and eliminations and the Partnership’s consolidated accounts as of June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017 and 2016. For the purpose of the following financial information, the Partnership’s investments in its subsidiaries and the guarantor subsidiaries’ investments in their respective subsidiaries are presented in accordance with the equity method of accounting:
CONDENSED CONSOLIDATING BALANCE SHEETS (Unaudited, in thousands)

June 30, 2017	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$4,334	$2,492	$—	$6,826
Assets held for sale	—	—	1,169	—	—	1,169
Other current assets	—	3,889	86,576	17,253	—	107,718
Total current assets	—	3,889	92,079	19,745	—	115,713
Long-term accounts receivable	—	2,001	85,604	13,105	—	100,710
Cemetery property and equipment	—	849	412,774	33,891	—	447,514
Merchandise trusts	—	—	—	512,423	—	512,423
Perpetual care trusts	—	—	—	337,684	—	337,684
Deferred selling and obtaining costs	—	6,005	96,141	21,031	—	123,177
Goodwill and intangible assets	—	—	72,367	62,335	—	134,702
Other assets	—	—	17,914	2,813	—	20,727
Investments in and amounts due from affiliates eliminated upon consolidation	214,308	133,802	557,492	—	(905,602)	—
Total assets	$214,308	$146,546	$1,334,371	$1,003,027	$(905,602)	$1,792,650
Liabilities and Equity
Current liabilities	$—	$243	$43,106	$1,359	$—	$44,708
Long-term debt, net of deferred financing costs	68,154	104,701	133,841	—	—	306,696
Deferred revenues	—	34,322	759,852	104,082	—	898,256
Perpetual care trust corpus	—	—	—	337,684	—	337,684
Other long-term liabilities	—	—	47,599	11,553	—	59,152
Due to affiliates	—	—	172,855	575,584	(748,439)	—
Total liabilities	68,154	139,266	1,157,253	1,030,262	(748,439)	1,646,496
Partners' capital	146,154	7,280	177,118	(27,235)	(157,163)	146,154
Total liabilities and partners' capital	$214,308	$146,546	$1,334,371	$1,003,027	$(905,602)	$1,792,650

CONDENSED CONSOLIDATING BALANCE SHEETS (in thousands)

December 31, 2016	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$9,145	$3,425	$—	$12,570
Other current assets	—	4,567	83,765	17,919	—	106,251
Total current assets	—	4,567	92,910	21,344	—	118,821
Long-term accounts receivable	—	1,725	83,993	13,168	—	98,886
Cemetery property and equipment	—	930	420,077	34,589	—	455,596
Merchandise trusts	—	—	—	507,079	—	507,079
Perpetual care trusts	—	—	—	333,780	—	333,780
Deferred selling and obtaining costs	—	5,668	91,252	19,970	—	116,890
Goodwill and intangible assets	—	—	72,963	62,911	—	135,874
Other assets	—	—	17,244	2,843	—	20,087
Investments in and amounts due from affiliates eliminated upon consolidation	258,417	182,060	557,455	—	(997,932)	—
Total assets	$258,417	$194,950	$1,335,894	$995,684	$(997,932)	$1,787,013
Liabilities and Equity
Current liabilities	$—	$320	$38,336	$237	$—	$38,893
Long-term debt, net of deferred financing costs	68,063	104,560	127,728	—	—	300,351
Deferred revenues	—	30,321	738,184	98,128	—	866,633
Perpetual care trust corpus	—	—	—	333,780	—	333,780
Other long-term liabilities	—	—	45,802	11,200	—	57,002
Due to affiliates	—	—	172,623	581,427	(754,050)	—
Total liabilities	68,063	135,201	1,122,673	1,024,772	(754,050)	1,596,659
Partners’ capital	190,354	59,749	213,221	(29,088)	(243,882)	190,354
Total liabilities and partners’ capital	$258,417	$194,950	$1,335,894	$995,684	$(997,932)	$1,787,013

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited, in thousands)

Three Months Ended June 30, 2017	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$1,494	$71,266	$15,195	$(2,003)	$85,952
Total costs and expenses	—	(3,803)	(74,139)	(13,126)	2,003	(89,065)
Other loss	—	—	(1,071)	—	—	(1,071)
Net loss from equity investment in subsidiaries	(8,877)	(8,901)	—	—	17,778	—
Interest expense	(1,359)	(2,087)	(3,066)	(229)	—	(6,741)
Net income (loss) before income taxes	(10,236)	(13,297)	(7,010)	1,840	17,778	(10,925)
Income tax expense	—	—	(657)	—	—	(657)
Net income (loss)	$(10,236)	$(13,297)	$(7,667)	$1,840	$17,778	$(11,582)

Three Months Ended June 30, 2016 (As restated, see A)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			B	B
Total revenues	$—	$1,698	$65,819	$13,829	$(2,368)	$78,978
Total costs and expenses	—	(2,588)	(66,764)	(13,740)	2,368	(80,724)
Other loss	—	—	(191)	—	—	(191)
Net loss from equity investment in subsidiaries	(6,785)	(7,729)	—	—	14,514	—
Interest expense	(1,359)	(2,087)	(2,066)	(195)	—	(5,707)
Net loss before income taxes	(8,144)	(10,706)	(3,202)	(106)	14,514	(7,644)
Income tax expense	—	—	(500)	—	—	(500)
Net income (loss)	$(8,144)	$(10,706)	$(3,702)	$(106)	$14,514	$(8,144)

A.	See Note 1 for a summary of those accounting adjustments and the impact on the unaudited condensed consolidated financial statements for the three months ended June 30, 2016.

B.
The Partnership incorrectly presented the accounts of certain cemeteries owned by other entities but which we operate under long-term lease, operating or management agreements, as guarantor subsidiaries instead of non-guarantor subsidiaries. The adjustments to correctly present these cemeteries as non-guarantor subsidiaries resulted in a $1.0 million increase in each of non-guarantor revenues and non-guarantor costs and expenses and corresponding reductions to guarantor revenues and costs and expenses for the three months ended June 30, 2016.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited, in thousands)

Six Months Ended June 30, 2017	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$3,539	$139,908	$30,137	$(4,686)	$168,898
Total costs and expenses	—	(7,207)	(143,621)	(26,918)	4,686	(173,060)
Other loss	—	—	(1,071)	—	—	(1,071)
Net loss from equity investment in subsidiaries	(16,080)	(17,115)	—	—	33,195	—
Interest expense	(2,717)	(4,174)	(6,102)	(454)	—	(13,447)
Net income (loss) before income taxes	(18,797)	(24,957)	(10,886)	2,765	33,195	(18,680)
Income tax expense	—	—	(1,463)	—	—	(1,463)
Net income (loss)	$(18,797)	$(24,957)	$(12,349)	$2,765	$33,195	$(20,143)

Six Months Ended June 30, 2016 (As restated, see A)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			B	B
Total revenues	$—	$2,967	$130,165	$28,750	$(4,732)	$157,150
Total costs and expenses	—	(5,114)	(131,787)	(26,188)	4,732	(158,357)
Other loss	—	—	(1,073)	—	—	(1,073)
Net loss from equity investment in subsidiaries	(11,820)	(13,981)	—	—	25,801	—
Interest expense	(2,717)	(4,174)	(4,220)	(386)	—	(11,497)
Net income (loss) before income taxes	(14,537)	(20,302)	(6,915)	2,176	25,801	(13,777)
Income tax expense	—	—	(760)	—	—	(760)
Net income (loss)	$(14,537)	$(20,302)	$(7,675)	$2,176	$25,801	$(14,537)

A.	See Note 1 for a summary of those accounting adjustments and the impact on the unaudited condensed consolidated financial statements for the six months ended June 30, 2016.

B.
The Partnership incorrectly presented the accounts of certain cemeteries owned by other entities but which we operate under long-term lease, operating or management agreements, as guarantor subsidiaries instead of non-guarantor subsidiaries. The adjustments to correctly present these cemeteries as non-guarantor subsidiaries resulted in a $2.2 million increase in non-guarantor revenues and a $2.0 million increase in non-guarantor costs and expenses with corresponding reductions to guarantor revenues and costs and expenses for the six months ended June 30, 2016.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Unaudited, in thousands)

Six Months Ended June 30, 2017	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$24,545	$53	$22,722	$(384)	$(31,436)	$15,500
Cash Flows From Investing Activities:
Cash paid for acquisitions and capital expenditures, net of proceeds from divestitures and asset sales	—	(53)	(1,857)	(549)	—	(2,459)
Net cash used in investing activities	—	(53)	(1,857)	(549)	—	(2,459)
Cash Flows From Financing Activities:
Cash distributions	(24,545)	—	—	—	—	(24,545)
Payments to affiliates	—	—	(31,436)	—	31,436	—
Net borrowings of debt	—	—	6,536	—	—	6,536
Other financing activities	—	—	(776)	—	—	(776)
Net cash used in financing activities	(24,545)	—	(25,676)	—	31,436	(18,785)
Net decrease in cash and cash equivalents	—	—	(4,811)	(933)	—	(5,744)
Cash and cash equivalents - Beginning of period	—	—	9,145	3,425	—	12,570
Cash and cash equivalents - End of period	$—	$—	$4,334	$2,492	$—	$6,826

Six Months Ended June 30, 2016 (As restated, see A)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			B	B
Net cash provided by (used in) operating activities	$2,624	$61	$13,493	$1,796	$(9,515)	$8,459
Cash Flows From Investing Activities:
Cash paid for acquisitions and capital expenditures, net of proceeds from asset sales	—	(61)	(5,380)	(1,715)	—	(7,156)
Payments to affiliates	(32,458)	—	—	—	32,458	—
Net cash provided by (used in) investing activities	(32,458)	(61)	(5,380)	(1,715)	32,458	(7,156)
Cash Flows From Financing Activities:
Cash distributions	(44,703)	—	—	—	—	(44,703)
Payments from affiliates	—	—	22,943	—	(22,943)	—
Net repayments of debt	—	—	(36,503)	—	—	(36,503)
Proceeds from issuance of common units	74,537	—	—	—	—	74,537
Other financing activities	—	—	(351)	—	—	(351)
Net cash provided by (used in) financing activities	29,834	—	(13,911)	—	(22,943)	(7,020)
Net increase (decrease) in cash and cash equivalents	—	—	(5,798)	81	—	(5,717)
Cash and cash equivalents - Beginning of period	—	—	11,809	3,344	—	15,153
Cash and cash equivalents - End of period	$—	$—	$6,011	$3,425	$—	$9,436

A.	See Note 1 for a summary of those accounting adjustments and the impact on the unaudited condensed consolidated financial statements for the six months ended June 30, 2016.

B.
The Partnership incorrectly presented the accounts of certain cemeteries owned by other entities but which we operate under long-term lease, operating or management agreements, as guarantor subsidiaries instead of non-guarantor subsidiaries. The adjustments to correctly present these cemeteries as non-guarantor subsidiaries resulted in a $0.3 million increase in non-guarantor cash provided by operating activities, with a corresponding decrease in guarantor cash provided by operating activities for the six months ended June 30, 2016.

12.	ISSUANCES OF LIMITED PARTNERSHIP UNITS
Pursuant to a Common Unit Purchase Agreement, dated May 19, 2014, by and between the Partnership and American Cemeteries Infrastructure Investors, LLC, a Delaware limited liability company (“ACII”), the Partnership did not issue any paid-in-kind units to ACII during the three months ended June 30, 2017. The Partnership issued 78,342 paid-in-kind units to ACII in lieu of cash distributions of $0.7 million for the six months ended June 30, 2017.

13.	SEGMENT INFORMATION
The Partnership’s operations include two reportable operating segments, Cemetery Operations and Funeral Home Operations. These operating segments reflect the way the Partnership managed its operations and made business decisions as of June 30, 2017. Operating segment data for and as of the periods indicated were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
STATEMENT OF OPERATIONS DATA:		(As restated - see Note 1)		(As restated - see Note 1)
Cemetery Operations:
Revenues	$70,746	$64,204	$136,273	$126,027
Operating costs and expenses	(57,543)	(55,095)	(114,175)	(105,608)
Depreciation and amortization	(2,298)	(2,014)	(4,559)	(3,984)
Segment income	$10,905	$7,095	$17,539	$16,435
Funeral Home Operations:
Revenues	$15,206	$14,774	$32,625	$31,123
Operating costs and expenses	(12,064)	(12,737)	(24,868)	(26,481)
Depreciation and amortization	(810)	(858)	(1,616)	(1,735)
Segment income	$2,332	$1,179	$6,141	$2,907
Reconciliation of segment income to net loss:
Cemetery Operations	$10,905	$7,095	$17,539	$16,435
Funeral Home Operations	2,332	1,179	6,141	2,907
Total segment income	13,237	8,274	23,680	19,342
Corporate overhead	(16,067)	(9,737)	(27,171)	(20,048)
Corporate depreciation and amortization	(283)	(283)	(671)	(501)
Other gains (losses), net	(1,071)	(191)	(1,071)	(1,073)
Interest expense	(6,741)	(5,707)	(13,447)	(11,497)
Income tax expense	(657)	(500)	(1,463)	(760)
Net loss	$(11,582)	$(8,144)	$(20,143)	$(14,537)

CASH FLOW DATA:
Capital expenditures:
Cemetery Operations	$1,667	$2,691	$2,976	$4,632
Funeral Home Operations	80	44	127	495
Corporate	68	209	208	2,377
Total capital expenditures	$1,815	$2,944	$3,311	$7,504

BALANCE SHEET DATA:	June 30, 2017	December 31, 2016
Assets:
Cemetery Operations	$1,578,196	$1,573,494
Funeral Home Operations	201,928	198,200
Corporate	12,526	15,319
Total assets	$1,792,650	$1,787,013
Goodwill:
Cemetery Operations	$24,862	$24,862
Funeral Home Operations	45,574	45,574
Total goodwill	$70,436	$70,436

14.	SUPPLEMENTAL CONDENSED CONSOLIDATING CASH FLOW INFORMATION
The tables presented below provide supplemental information to the condensed consolidated statements of cash flows regarding contract origination and maturity activity included in the pertinent captions on the Partnership's condensed consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2017	2016
Pre-need/at-need contract originations (sales on credit)	$(54,229)	$(54,632)
Cash receipts from sales on credit (post-origination)	49,283	42,441
Changes in Accounts receivable, net of allowance	$(4,946)	$(12,191)

Deferrals:
Cash receipts from customer deposits at origination, net of refunds	$76,686	$76,828
Withdrawals of realized income from merchandise trusts during the period	5,947	6,974
Pre-need/at-need contract originations (sales on credit)	54,229	54,632
Undistributed merchandise trust investment earnings (losses), net	(32,938)	5,244
Recognition:
Merchandise trust investment income, net withdrawn as of end of period	(4,756)	(4,203)
Recognized maturities of customer contracts collected as of end of period	(101,750)	(95,486)
Recognized maturities of customer contracts uncollected as of end of period	(15,051)	(13,410)
Changes in Deferred revenues	$(17,633)	$30,579

15.	SUBSEQUENT EVENTS
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
The Partnership operates certain cemetery and funeral home properties in Florida and Puerto Rico, which were affected by hurricanes during September 2017. The Partnership is currently assessing potential losses caused by these events, which could reach a maximum exposure of $10.1 million. As these events occurred in September 2017, no liability for the estimated losses incurred has been recorded within the unaudited condensed consolidated financial statements or the notes thereto.
On October 31, 2017, the court granted defendants' motion to dismiss the Consolidated Amended Complaint in the Anderson case discussed in Note 9. The court entered judgment dismissing the case on November 30, 2017, and the plaintiffs have a period of 30 days in which to appeal that judgment.

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

Management's discussion and analysis have been revised for the effects of the Restatement.
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
BUSINESS OVERVIEW
We are a publicly-traded Delaware master-limited partnership (“MLP”) and provider of funeral and cemetery products and services in the death care industry in the United States. As of June 30, 2017, we operated 316 cemeteries in 27 states and Puerto Rico, of which 285 are owned and 31 are operated under lease, management or operating agreements. We also owned and operated 98 funeral homes in 18 states and Puerto Rico.
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

The pre-need sales enhance our financial position by providing a backlog of future revenue from both trust and insurance-funded pre-need funeral and cemetery sales. We believe pre-need sales add to the stability and predictability of our revenues and cash flows. Pre-need sales are typically sold on an installment plan. While revenue on the majority of pre-need funeral sales is deferred until the time of need, sales of pre-need cemetery property interment rights provide opportunities for full current revenue recognition (to the extent we collect 10% from the customer and the plot is fully developed).
We also earn investment income on proceeds received from the sale of interment rights and pre-need sales of cemetery and funeral home merchandise and services, which are generally required to be deposited into trusts. For sales of interment rights, a portion of the cash proceeds received are required to be deposited into a perpetual care trust. While the principal balance of the perpetual care trust must remain in the trust in perpetuity, we recognize investment income on such assets as revenue, excluding realized gains and losses from the sale of trust assets. For sales of cemetery and funeral home merchandise and services, a portion of the cash proceeds received are required to be deposited into a merchandise trust until the merchandise is delivered or the services are performed, at which time the funds so deposited, along with the associated investment income, may be withdrawn. Investment income from assets held in the merchandise trust is recognized as revenue when withdrawn. Where permitted, we may deliver merchandise sold on a pre-need basis prior to death and then either install or store such merchandise for the benefit of our customers. Such constructive delivery allows us to recognize the related revenues and withdraw the corresponding merchandise trust deposits and related investment income. During the six-month period ended June 30, 2017, the trusts distributed approximately $45.1 million in cash, of which approximately $12.4 million represented distributions resulting from our deferred revenue review as part of the Restatement.
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
SUBSEQUENT EVENTS
The Partnership operates certain cemetery and funeral home properties in Florida and Puerto Rico, which were affected by hurricanes during September 2017. The Partnership is currently assessing potential losses caused by these events, which could reach a maximum exposure of $10.1 million before considering any insurance recoveries which the Partnership may be entitled to receive. As these events occurred in September 2017, no liability for the estimated losses incurred has been recorded within the unaudited condensed consolidated financial statements or the notes thereto.
GENERAL TRENDS AND OUTLOOK
We expect our business to be affected by key trends in the death care industry, based upon assumptions made by us and information currently available. Death care industry factors affecting our financial position and results of operations include, but are not limited to, demographic trends in terms of population growth, average age and cremation trends. In addition, we are subject to fluctuations in the fair value of equity and fixed-maturity debt securities held in our trusts. These values can be negatively impacted by contractions in the credit market and overall downturns in economic activity. Our ability to make payments on our debt and our ability to make cash distributions to our unitholders depend on our success at managing operations with respect to these industry trends. To the extent our underlying assumptions about or interpretations of available information prove to be incorrect, our actual results may vary materially from our expected results.
RESULTS OF OPERATIONS
Cemetery Operations
Overview
We are currently the second largest owner and operator of cemeteries in the United States. At June 30, 2017, we operated 316 cemeteries in 27 states and Puerto Rico, of which 285 are owned and 31 are operated under lease, operating or management agreements. Revenues from Cemetery Operations accounted for approximately 82% and 81% of our total revenues during the three and six months ended June 30, 2017, respectively.

Operating Results (As Restated)
The following table presents operating results for our Cemetery Operations for the respective reporting periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
		(As restated)		(As restated)
Merchandise	$40,895	$38,420	$78,898	$72,110
Services	16,340	13,733	31,289	27,452
Interest income	2,070	2,252	4,299	4,481
Investment and other	11,441	9,799	21,787	21,984
Total revenues	70,746	64,204	136,273	126,027
Cost of goods sold	12,043	12,042	25,562	22,762
Cemetery expense	20,124	17,485	36,821	33,341
Selling expense	15,623	16,575	32,082	31,308
General and administrative expense	9,753	8,993	19,710	18,197
Depreciation and amortization	2,298	2,014	4,559	3,984
Total costs and expenses	59,841	57,109	118,734	109,592
Segment income	$10,905	$7,095	$17,539	$16,435
Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
Cemetery merchandise revenues were $40.9 million for the three months ended June 30, 2017, an increase of $2.5 million from $38.4 million for the three months ended June 30, 2016. This increase was primarily due to the favorable impact of reduced contract cancellations, as well as revenues from properties acquired in August 2016.
Cemetery services revenues were $16.3 million for the three months ended June 30, 2017, an increase of $2.6 million from $13.7 million for the three months ended June 30, 2016. This increase was primarily due to an increase in opening and closing service revenues related to the constructive delivery of pre-need merchandise, as well as revenues from properties acquired in August 2016.
Interest income was $2.1 million for the three months ended June 30, 2017, which was relatively consistent with $2.3 million for the three months ended June 30, 2016.
Investment and other income was $11.4 million for the three months ended June 30, 2017, an increase of $1.6 million from $9.8 million for the three months ended June 30, 2016. The increase was partially attributable to a $0.7 million increase in perpetual care trust income, which was $3.7 million for the three months ended June 30, 2017 and $3.0 million for the three months ended June 30, 2016. Merchandise trust income was $2.3 million for the three months ended June 30, 2017, representing a $0.5 million increase from $1.8 million for the three months ended June 30, 2016, primarily attributable to an increase in servicing rates for the period. A portion of deferred trust income is recognized as underlying merchandise is delivered or underlying services are performed. The remaining $0.4 million increase in investment and other income was primarily attributable to net changes in revenues derived from land sales and other fee revenue.
Cost of goods sold was $12.0 million for the three months ended June 30, 2017, which was consistent with $12.0 million for the three months ended June 30, 2016. Excluding the impact of land sales during these periods, cost of goods sold increased relatively consistent with the increase in revenue.
Cemetery expense was $20.1 million for the three months ended June 30, 2017, an increase of $2.6 million from $17.5 million for the three months ended June 30, 2016. This increase was due to a combination of expenses associated with properties acquired in August 2016, increased vault installations related to the constructive delivery of pre-need merchandise and lower personnel costs during the second quarter of 2016 due to temporary operating cost saving initiatives that did not impact the second quarter of 2017.
Selling expense was $15.6 million for the three months ended June 30, 2017, a decrease of $1.0 million from $16.6 million for the three months ended June 30, 2016. This decrease was associated with cost savings on marketing efforts.

General and administrative expense was $9.8 million for the three months ended June 30, 2017, an increase of $0.8 million from $9.0 million for the three months ended June 30, 2016. This increase was due to a combination of expenses associated with properties acquired in August 2016 and increased personnel costs.
Depreciation and amortization expense was $2.3 million for the three months ended June 30, 2017, an increase of $0.3 million compared to $2.0 million for the three months ended June 30, 2016. This increase was primarily due to expenses associated with properties acquired in August 2016.
Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Cemetery merchandise revenues were $78.9 million for the six months ended June 30, 2017, an increase of $6.8 million from $72.1 million for the six months ended June 30, 2016. This increase was primarily due to an increase in recognized sales of crypts, vaults, and markers largely related to increased focus on constructive delivery of pre-need merchandise, as well as favorable impact of cancellation reserve adjustment and revenues associated with properties acquired in August 2016.
Cemetery services revenues were $31.3 million for the six months ended June 30, 2017, an increase of $3.8 million from $27.5 million for the six months ended June 30, 2016. This increase was primarily due to an increase in opening and closing service revenues largely related to increased focus on constructive delivery of pre-need merchandise, as well as revenues associated with properties acquired in August 2016.
Interest income was $4.3 million for the six months ended June 30, 2017, which was relatively consistent with $4.5 million for the six months ended June 30, 2016.
Investment and other income was $21.8 million for the six months ended June 30, 2017, a decrease of $0.2 million from $22.0 million for the six months ended June 30, 2016. This decrease was primarily attributable to a $0.5 million decrease in revenues derived from land sales and other fee revenue. The decrease was partially offset by an increase in perpetual care trust income, which was $6.8 million for the six months ended June 30, 2017, representing a $0.1 million increase from $6.7 million for the six months ended June 30, 2016. Merchandise trust income was $3.8 million for the six months ended June 30, 2017, representing a $0.2 million increase from $3.5 million for the six months ended June 30, 2016, primarily attributable to an increase in servicing rates for the period. A portion of deferred trust income is recognized as underlying merchandise is delivered or underlying services are performed.
Cost of goods sold was $25.6 million for the six months ended June 30, 2017, an increase of $2.8 million from $22.8 million for the six months ended June 30, 2016. This increase was relatively consistent with the increase in merchandise revenues.
Cemetery expense was $36.8 million for the six months ended June 30, 2017, an increase of $3.5 million from $33.3 million for the six months ended June 30, 2016. This increase was principally due to costs associated with the properties acquired in August 2016, vault installations during the six months ended June 30, 2017 and salaries and wages principally driven by temporary operating cost saving initiatives during the six months ended June 30, 2016.
Selling expense was $32.1 million for the six months ended June 30, 2017, an increase of $0.8 million from $31.3 million for the six months ended June 30, 2016. This increase was associated with the increase in cemetery merchandise revenues.
General and administrative expense was $19.7 million for the six months ended June 30, 2017, an increase of $1.5 million from $18.2 million for the six months ended June 30, 2016. This increase was primarily due to $0.8 million of costs associated with the properties acquired in August 2016 and a $0.7 million increase in insurance expense.
Depreciation and amortization expense was $4.6 million for the six months ended June 30, 2017, an increase of $0.6 million compared to $4.0 million for the six months ended June 30, 2016. This increase was primarily due to expenses associated with properties acquired in August 2016.
Funeral Home Operations
Overview
At June 30, 2017, we owned and operated 98 funeral homes in 18 states and Puerto Rico. Revenues from Funeral Home Operations accounted for approximately 18% and 19% of our total revenues during the three and six months ended June 30, 2017, respectively.

Operating Results (As Restated)
The following table presents operating results for our Funeral Home Operations for the respective reporting periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
		(As restated)		(As restated)
Merchandise	$6,749	$6,604	$14,585	$14,086
Services	8,457	8,170	18,040	17,037
Total revenues	15,206	14,774	32,625	31,123
Merchandise	1,623	1,835	3,383	3,984
Services	5,454	6,156	11,153	12,611
Depreciation and amortization	810	858	1,616	1,735
Other	4,987	4,746	10,332	9,886
Total expenses	12,874	13,595	26,484	28,216
Segment income	$2,332	$1,179	$6,141	$2,907
Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
Funeral home merchandise revenues of $6.7 million for the three months ended June 30, 2017 were relatively consistent with the prior period, representing an increase of $0.1 million from $6.6 million for the three months ended June 30, 2016. Funeral home services revenues were $8.5 million for the three months ended June 30, 2017, an increase of $0.3 million from $8.2 million for the three months ended June 30, 2016. The increase was principally due to an increase in insurance commission revenue.
Funeral home expenses were $12.9 million for the three months ended June 30, 2017, a decrease of $0.7 million from $13.6 million for the three months ended June 30, 2016. This decrease principally consisted of reductions in funeral home personnel headcount.
Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Funeral home merchandise revenues of $14.6 million for the six months ended June 30, 2017 were modestly higher than the prior period, representing an increase of $0.5 million from $14.1 million for the six months ended June 30, 2016. Funeral home services revenues were $18.0 million for the six months ended June 30, 2017, an increase of $1.0 million from $17.0 million for the six months ended June 30, 2016. The increase was principally due to an increase in insurance commission revenue.
Funeral home expenses were $26.5 million for the six months ended June 30, 2017, a decrease of $1.7 million from $28.2 million for the six months ended June 30, 2016. This decrease was principally related to reductions in funeral home personnel headcount.
Corporate Overhead
Corporate overhead was $16.1 million for the three months ended June 30, 2017, an increase of $6.3 million from $9.7 million for the three months ended June 30, 2016. Corporate overhead was $27.2 million for the six months ended June 30, 2017, an increase of $7.1 million from $20.0 million for the six months ended June 30, 2016. These increases were principally due to an increase in professional fees and recruiting costs resulting from the delayed filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and various changes in our senior management.
Corporate Depreciation and Amortization
Corporate depreciation and amortization expense was relatively consistent with the prior period, with $0.3 million for the three months ended June 30, 2017 and 2016 and $0.7 million for the six months ended June 30, 2017, compared to $0.5 million for the six months ended June 30, 2016.
Other Gains (Losses), Net
Other losses were $1.1 million for the three and six months ended June 30, 2017. During the second quarter of 2017, we recorded a $1.4 million loss on impairment of long-lived assets, which was partially offset by a $0.3 million gain from the sale of a funeral home business and a separate funeral home building.

Other losses were $0.2 million and $1.1 million for the three and six months ended June 30, 2016, respectively. During the second quarter of 2016, we obtained additional information related to two of the acquisitions that closed during 2015. The changes resulted in an adjustment to the gain on acquisition recognized during the year ended December 31, 2015, reducing the gain by $0.8 million via a loss recognized in the current period in accordance with GAAP. Also, we sold a warehouse during the period for a total gain of $1.3 million, of which $0.7 million was deferred in accordance with sale-leaseback accounting. In addition, during the first quarter of 2016, we recorded a cease-use expense of $0.5 million due to the relocation of corporate headquarters to Trevose, Pennsylvania, and we sold a funeral home building and related real property for a net loss of $0.4 million.
Interest Expense
Interest expense was $6.7 million for the three months ended June 30, 2017, an increase of $1.0 million from $5.7 million for the three months ended June 30, 2016. Interest expense was $13.4 million for the six months ended June 30, 2017, an increase of $1.9 million from $11.5 million for the six months ended June 30, 2016. These increases were due to a combination of the weighted average outstanding balance and the weighted average interest rate on the line of credit balance outstanding for the three and six months ended June 30, 2017 being higher than for the three and six months ended June 30, 2016.
Income Tax Benefit (Expense)
Income tax expense was $0.7 million for the three months ended June 30, 2017, as compared to $0.5 million for the three months ended June 30, 2016. Income tax expense was $1.5 million for the six months ended June 30, 2017, as compared to $0.8 million for the six months ended June 30, 2016. The additional income tax expense in each period was due to an increase in deferred tax liabilities associated with long-lived intangibles that will reverse after the expiration of the existing deferred tax assets. Our effective tax rate differs from our statutory tax rate primarily because our legal entity structure includes different tax filing entities, including a significant number of partnerships that are not subject to tax.

Supplemental Data
The following table presents supplemental operating data for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interments performed	13,627	13,401	28,057	27,034
Interment rights sold (1)
Lots	8,604	8,635	15,856	15,241
Mausoleum crypts (including pre-construction)	553	582	1,083	1,052
Niches	492	403	962	755
Net interment rights sold (1)	9,649	9,620	17,901	17,048

Number of pre-need cemetery contracts written	12,087	12,784	23,523	24,160
Number of at-need cemetery contracts written	15,575	15,581	30,859	30,236
Number of cemetery contracts written	27,662	28,365	54,382	54,396
______________________________

(1)	Net of cancellations. Sales of double-depth burial lots are counted as two sales.

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
Although our cash flows from operating activities have been positive, we have incurred net losses during recent periods. The Partnership faced adverse conditions during the year ended December 31, 2016 and in the six months ended June 30, 2017, including negative financial trends due to a decline in billings associated with a reduction in our sales force.  This resulted in a tightened liquidity position and a reduction in our quarterly distribution. We acknowledge that we continue to face a challenging competitive environment, and while we continue to focus on our overall profitability, including managing expenses, we reported a loss for the six months ended June 30, 2017. Moreover, our ability to declare or pay future distributions may be impacted. Given the Partnership's current level of cash and cash equivalents, to preserve capital resources and liquidity, the Board of Directors of the General Partner has concluded that it is not in the best interest of unitholders to pay a second or third quarter 2017 distribution to unitholders. The Board expects to consider appropriate levels of distributions if and as conditions improve.
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
Our credit facility requires us to maintain certain leverage and interest coverage ratios. As of June 30, 2017, we were in compliance with all of our debt covenants. As of June 30, 2017, the Consolidated Leverage Ratio was 4.21 compared to a maximum allowable ratio of 4.25 under the Partnership’s credit facility. For a more detailed discussion on debt covenants, refer to the credit facility subsection under the “Long-Term Debt” section below. Based upon a review of preliminary financial information as of and for the quarter ended September 30, 2017 and expected operating performance, forecasted cash flows from operating and investing activities, as well as planned strategic uses of cash, the Partnership has determined it is not probable that a breach to key financial covenants would occur during the next twelve months. The Partnership may be unable to meet the financial covenants if the achieved results are substantially different from management’s projections.
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
Cash Flows - Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016 (As Restated)
Net cash provided by operating activities was $15.5 million for the six months ended June 30, 2017, an increase of $7.0 million from $8.5 million for the six months ended June 30, 2016. The $7.0 million increase resulted from a $14.3 million increase in working capital, partially offset by a $7.3 million decrease in net income excluding non-cash items. The increase in working capital was principally due to larger withdrawals from the merchandise trust related to increased focus on constructive delivery of pre-need merchandise. Additionally the change in our merchandise trust increased by $54.4 million principally due to the liquidation of merchandise trust assets, offset by a corresponding decrease in deferred revenues.
Net cash used in investing activities was $2.5 million for the six months ended June 30, 2017, a decrease of $4.7 million from $7.2 million used in investing activities for the six months ended June 30, 2016. Net cash used in investing activities for the six months ended June 30, 2017 principally consisted of $3.3 million used for capital expenditures, partially offset by proceeds from divestitures and asset sales. Net cash used in investing activities for the six months ended June 30, 2016 principally consisted of $7.5 million for capital expenditures and $1.5 million of cash paid for acquisitions, partially offset by proceeds from asset sales.
Net cash used in financing activities was $18.8 million for the six months ended June 30, 2017, an increase of $11.8 million from $7.0 million used in financing activities for the six months ended June 30, 2016. Net cash used in financing activities for the six months ended June 30, 2017 consisted primarily of $24.5 million of cash distributions and $0.8 million of costs related to financing activities, partially offset by $6.5 million of net proceeds from borrowings. Net cash used in financing activities for the six months ended June 30, 2016 consisted primarily of $44.7 million of cash distributions, $36.5 million of net debt repayments and $0.4 million of costs related to financing activities, partially offset by $74.5 million of proceeds from the issuance of common units.
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

The following table summarizes maintenance and expansion capital expenditures, excluding amounts paid for acquisitions, for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Maintenance capital expenditures	$786	$1,289	$1,615	$4,293
Expansion capital expenditures	1,029	1,655	1,696	3,211
Total capital expenditures	$1,815	$2,944	$3,311	$7,504
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
The Amended Credit Agreement provides for up to $200.0 million initial aggregate amount of Revolving Commitments, which may be increased, from time to time, in minimum increments of $5.0 million so long as the aggregate amount of such increases does not exceed $100.0 million. The Operating Company may also request the issuance of Letters of Credit for up to $15.0 million in the aggregate, of which there were $7.5 million outstanding at June 30, 2017 and $6.8 million outstanding at December 31, 2016. The Maturity Date under the Amended Credit Agreement is the earlier of (i) August 4, 2021 and (ii) the date that is six months prior to the earliest scheduled maturity date of any outstanding Permitted Unsecured Indebtedness (at present, such date is December 1, 2020, which is six months prior to June 1, 2021 maturity date of outstanding 7.875% senior notes).
As of June 30, 2017, the outstanding amount of borrowings under the Amended Credit Agreement was $142.9 million, which was used to pay down outstanding obligations under the Partnership's prior credit agreement, to pay fees, costs and expenses related to the New Agreements and to fund working capital needs. Generally, proceeds of the Loans under the Amended Credit Agreement can be used to finance the working capital needs and for other general corporate purposes of the Borrowers and Guarantors, including acquisitions and distributions permitted under the Amended Credit Agreement. As of June 30, 2017, the Partnership had approximately $3.5 million of total available borrowing capacity under its revolving credit facility, based on its Consolidated Leverage Ratio. As of September 30, 2017, we estimate that we had approximately $2.3 million of total available borrowing capacity under our revolving credit facility, based on a preliminary calculation of our Consolidated Leverage Ratio.
Each Borrowing under the Amended Credit Agreement is comprised of Base Rate Loans or Eurodollar Loans. The Loans comprising each Base Rate Borrowing (including each Swingline Loan) bear interest at the Base Rate plus the Applicable Rate, and the Loans comprising each Eurodollar Borrowing bear interest at the Eurodollar Rate plus the Applicable Rate.

The Applicable Rate is determined based on the Consolidated Leverage Ratio of the Partnership and its Subsidiaries and ranges from 1.75% to 3.75% for Eurodollar Rate Loans and 0.75% to 2.75% for Base Rate Loans. Based on our Consolidated Leverage Ratio for the compliance period ended June 30, 2017, the Applicable Rate for Eurodollar Rate Loans was 3.75% and for Base Rate Loans was 2.75%. The Amended Credit Agreement also requires the Borrowers to pay a quarterly unused commitment fee, which accrues at the Applicable Rate on the amount by which the commitments under the Amended Credit Agreement exceed the usage of such commitments, and which is included within interest expense on the Partnership’s condensed consolidated statements of operations. On June 30, 2017, the weighted average interest rate on outstanding borrowings under the Amended Credit Agreement was 5.0%.
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

As of June 30, 2017, the Partnership’s Consolidated Leverage Ratio was 4.21 compared to a maximum allowable ratio of 4.25, and the Consolidated Debt Service Coverage Ratio was 3.33 compared to a minimum required ratio of 2.50.
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
The Senior Notes are jointly and severally guaranteed by certain of our subsidiaries. The Indenture governing the Senior Notes contains covenants, including limitations of our ability to incur certain additional indebtedness and liens, make certain dividends, distributions, redemptions or investments, enter into certain transactions with affiliates, make certain asset sales, and engage in certain mergers, consolidations or sales of all or substantially all of our assets, among other items. As of June 30, 2017, we were in compliance with these covenants.
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
Given the Partnership's current level of cash and cash equivalents, to preserve capital resources and liquidity, the Board of Directors of the General Partner has concluded that it is not in the best interest of unitholders to pay a second or third quarter 2017 distribution to unitholders. The Board expects to consider appropriate levels of distributions if and as conditions improve.
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
The trusts are invested in assets with the primary objective of maximizing income and distributable cash flow for trust distributions, while maintaining an acceptable level of risk. Certain asset classes which the Partnership invests in for the purpose of maximizing yield are subject to an increased market risk. This increased market risk will create volatility in the unrealized gains and losses of the trust assets from period to period.
INTEREST-BEARING INVESTMENTS
Our fixed-income securities subject to market risk consist primarily of certain investments in our merchandise trusts and perpetual care trusts. As of June 30, 2017, the fair value of fixed-income securities in our merchandise trusts and perpetual care trusts represented 0.5% and 2.1%, respectively, of the fair value of total trust assets. The aggregate of the quoted fair value of these fixed-income securities was $2.7 million and $6.9 million in the merchandise trusts and perpetual care trusts, respectively, as of June 30, 2017. Holding all other variables constant, a hypothetical 1% change in variable interest rates on these fixed-income securities would change the fair market value of the assets in our merchandise trusts and perpetual care trusts by approximately$0.0 million and $0.1 million, respectively, based on discounted expected future cash flows. If these securities are held to maturity, no change in fair market value will be realized. Our money market and other short-term investments subject to market risk consist primarily of certain investments in our merchandise trusts and perpetual care trusts. As of June 30, 2017, the fair value of money market and short-term investments in our merchandise trusts and perpetual care trusts represented 5.9% and 2.9%, respectively, of the fair value of total trust assets. The aggregate of the quoted fair value of these money market and short-term investments was $30.1 million and $9.9 million in the merchandise trusts and perpetual care trusts, respectively, as of June 30, 2017. Holding all other variables constant, a hypothetical 1% change in variable interest rates on these money market and short-term investments would change the fair market value of the assets in our merchandise trusts and perpetual care trusts by approximately $0.3 million and $0.1 million, respectively, based on discounted expected future cash flows.
MARKETABLE EQUITY SECURITIES
Our marketable equity securities subject to market risk consist primarily of certain investments held in our merchandise trusts and perpetual care trusts. These assets consist of investments in both individual equity securities as well as closed and open-ended mutual funds. As of June 30, 2017 the fair value of marketable equity securities in our merchandise trusts and perpetual care trusts represented 3.5% and 6.9%, respectively, of the fair value of total trust assets. The aggregate of the quoted fair market value of these marketable equity securities was $18.1 million and $23.2 million in our merchandise trusts and perpetual care trusts, respectively, as of June 30, 2017, based on final quoted sales prices. Holding all other variables constant, a hypothetical 10% change in variable interest rates of the equity securities would change the fair market value of the assets in our merchandise trusts and perpetual care trusts each by approximately $1.8 million and $2.3 million, based on discounted expected future cash flows. As of June 30, 2017, the fair value of marketable closed and open-ended mutual funds in our merchandise trusts represented 62.9% of the fair value of total trust assets, 78.4% of which pertained to fixed-income mutual funds. As of June 30, 2017, the fair value of marketable closed and open-ended mutual funds in our perpetual care trusts represented 57.6% of total trust assets, 83.9% of which pertained to fixed-income mutual funds. The aggregate of the quoted fair market value of these closed and open-ended mutual funds was $322.2 million and $194.4 million, respectively, in the merchandise trusts and perpetual care trusts as of June 30, 2017, based on final quoted sales prices, of which $252.6 million and $163.0 million, respectively, pertained to fixed-income mutual funds. Holding all other variables constant, a hypothetical 10% change in the average market prices of the closed and open-ended mutual funds would change the fair market value of the assets in our merchandise trusts and perpetual care trusts by approximately $32.2 million and $19.4 million, respectively, based on discounted expected future cash flows.

OTHER INVESTMENT FUNDS
Other investment funds are measured at fair value using the net asset value per share practical expedient. This asset class is composed of fixed income funds and equity funds, which have a redemption period ranging from 30 to 90 days, and private credit funds, which have lockup periods ranging from five to ten years with three potential one year extensions at the discretion of the funds’ general partners. This asset class has an inherent valuation risk as the values provided by investment fund managers may not represent the liquidation values obtained by the trusts upon redemption or liquidation of the fund assets. As of June 30, 2017, the fair value of other investment funds in our merchandise trusts and perpetual care trusts represented 23.7% and 30.5%, respectively, of the fair value of total trust assets. The fair market value of the holdings in these funds was $121.7 million and $103.1 million in our merchandise trusts and perpetual care trusts, respectively, as of June 30, 2017, based on net asset value quotes.
DEBT INSTRUMENTS
Certain borrowings under our Amended Credit Facility bear interest at a floating rate, based on LIBOR, which is adjusted quarterly. This subjects us to increases in interest expense resulting from movements in interest rates. As of June 30, 2017, we had $142.9 million of borrowings outstanding under our Amended Credit Facility, which generally bears interest at a variable rate. Holding all other variables constant, a hypothetical 1% change in variable interest rates would change our consolidated interest expense for the three-month period ending June 30, 2017 by approximately $0.7 million.

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
Our management, including the CEO and CFO, evaluated the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2017. Based on such evaluation, our CEO and CFO concluded the disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.
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
STATUS OF REMEDIATION OF MATERIAL WEAKNESSES
While we continue to make improvements to our internal control over financial reporting related to the material weaknesses described above, material weaknesses continue to exist, and we believe that the material weaknesses referenced above accurately reflect the material weaknesses in our internal control over financial reporting as of June 30, 2017. Management, with oversight from our Audit Committee, has identified and begun executing actions we believe will remediate the material weaknesses described above once fully implemented and operating for a sufficient period of time, and we will continue to devote significant time and attention, including internal and external resources, to these remedial efforts.
We will test the ongoing operating effectiveness of the new controls subsequent to implementation and consider the material weaknesses remediated after the applicable remedial controls operate effectively for a sufficient period of time.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the fiscal quarter ended June 30, 2017, we continued to make improvements to our internal control over financial reporting with respect to material weaknesses that had been identified at that time, and those remediation efforts as well as other remediation efforts relating to material weaknesses we identified subsequent to June 30, 2017 remain ongoing. Other than as described above and in greater detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, there were no changes in our internal control over financial reporting as defined in Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the three months ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•
Anderson v. StoneMor Partners, LP, et al., No. 2:16-cv-06111, filed on November 21, 2016, in the United States District Court for the Eastern District of Pennsylvania. The plaintiffs in this case (as well as Klein v. StoneMor Partners, LP, et al., No. 2:16-cv-06275, filed in the United States District Court for the Eastern District of Pennsylvania on December 2, 2016, which has been consolidated with this case) brought an action on behalf of a putative class of the holders of Partnership units and allege that the Partnership made misrepresentations to investors in violation of Section 10(b) of the Securities Exchange Act of 1934 by, among other things and in general, failing to clearly disclose the use of proceeds from debt and equity offerings by making allegedly false or misleading statements concerning (a) the Partnership’s strength or health in connection with a particular quarter’s distribution announcement, (b) the connection between operations and distributions and (c) the Partnership’s use of cash from equity offerings and its credit facility. Plaintiffs sought damages from the Partnership and certain of its officers and directors on behalf of the class of Partnership unitholders, as well as costs and attorneys’ fees. Lead plaintiffs have been appointed in this case, and filed a Consolidated Amended Class Action Complaint on April 24, 2017. Defendants filed a motion to dismiss that Consolidated Amended Complaint on June 8, 2017. The motion was granted on October 31, 2017, and the court entered judgment dismissing the case on November 30, 2017.  The plaintiffs have a period of 30 days in which to appeal that judgment.

•
Bunim v. Miller, et al., No. 2:17-cv-00519-ER, pending in the United States District Court for the Eastern District of Pennsylvania, and filed on February 6, 2017. The plaintiff in this case brought, derivatively on behalf of the Partnership, claims that StoneMor GP’s officers and directors aided and abetted in breaches of StoneMor GP’s purported fiduciary duties by, among other things and in general, allegedly making misrepresentations through the use of non-GAAP accounting standards in its public filings, by allegedly failing to clearly disclose the use of proceeds from debt and equity offerings, and by allegedly approving unsustainable distributions. The plaintiff also claims that these actions and misrepresentations give rise to causes of action for gross mismanagement, unjust enrichment, and (in connection with a purportedly misleading proxy statement filed in 2014) violations of Section 14(a) of the Securities Exchange Act of 1934. The derivative plaintiff seeks an award of damages, attorneys’ fees and costs in favor of the Partnership as nominal plaintiff, as well as general compliance and governance changes. This case has been stayed, by the agreement of the parties, pending final resolution of the motion to dismiss filed in the Anderson case, provided that either side may terminate the stay on 30 days’ notice.

•
Muth v. StoneMor G.P. LLC, et al., December Term, 2016, No. 01196 and Binder v. StoneMor G.P. LLC, et al., January Term, 2017, No. 04872, both pending in the Court of Common Pleas for Philadelphia County, Pennsylvania, and filed on December 20, 2016 and February 3, 2017, respectively. In these cases, the plaintiffs brought, derivatively on behalf of the Partnership, claims that StoneMor GP’s officers and directors aided and abetted in breaches of StoneMor GP’s purported fiduciary duties by, among other things and in general, allegedly making misrepresentations through the use of non-GAAP accounting standards in its public filings and by failing to clearly disclose the use of proceeds from debt and equity offerings, as well as approving unsustainable distributions. The plaintiffs also claim that these actions and misrepresentations give rise to a cause of action for unjust enrichment. The derivative plaintiffs seek an award of damages, attorneys’ fees and costs in favor of the Partnership as nominal plaintiff, as well as alterations to the procedures for electing members to the board of StoneMor GP, and other compliance and governance changes. These cases have been consolidated and stayed, by the agreement of the parties, pending final resolution of the motion to dismiss filed in the Anderson case, provided that either side may terminate the stay on 30 days’ notice.

ITEM 1A.	RISK FACTORS
There have been no material changes in our Risk Factors as set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, except as set forth below.
We may not have sufficient cash from operations to increase or restore cuts in distributions, to pay distributions at their previous or reduced levels, or at all, after we have paid our expenses, including the expenses of our general partner, funded merchandise and perpetual care trusts and established necessary cash reserves.
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
If we do not generate sufficient cash to continue paying distributions at least at their current level or restore them to previous levels, the market price of our common units may decline materially or remain stagnant. We have supplemented and expect that at least during the year ending December 31, 2017 we will seek to continue to supplement our cash generation with proceeds from financing activities. As a master limited partnership, our primary cash requirements, in addition to normal operating expenses, are for capital expenditures, net contributions to the merchandise trust funds, debt service and cash distributions. Accordingly, we expect that we will need working capital borrowings in order to prudently operate our business and in turn allow us to pay distributions to our unitholders. We cannot be certain that additional capital will be available to us to the extent required and on acceptable terms, which could have an adverse impact on our ability to pay distributions to our unitholders. Given the Partnership's current level of cash and cash equivalents, to preserve capital resources and liquidity, the Board of Directors of the General Partner has concluded that it is not in the best interest of unitholders to pay a second or third quarter 2017 distribution to unitholders. The Board expects to consider appropriate levels of distributions if and as conditions improve.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1
Second Amended and Restated Agreement of Limited Partnership of StoneMor Partners L.P. dated as of September 9, 2008, as amended by Amendment No. 1 to Second Amended Agreement of Limited Partnership of StoneMor Partners L.P. dated as of November 3, 2017.

10.1	Summary of Oral Agreement between StoneMor GP LLC and Leo J. Pound (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on April 17, 2017).

10.2
Employment Agreement dated May 16, 2017 by and between StoneMor GP LLC and R. Paul Grady (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on May 22, 2017).

10.3
Indemnification Agreement dated May 16, 2017 by and between StoneMor GP LLC and R. Paul Grady (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed on May 22, 2017).

10.4
Employment Agreement effective May 16, 2017 by and between StoneMor GP LLC and Mark Miller (incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed on May 22, 2017).

10.5
Indemnification Agreement effective May 16, 2017 by and between StoneMor GP LLC and Mark Miller (incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K filed on May 22, 2017).

10.6
Indemnification Agreement effective May 16, 2017 by and between StoneMor GP LLC and Bob Sick (incorporated by reference to Exhibit 10.5 of the Registrant's Current Report on Form 8-K filed on May 22, 2017).

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

101
Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of June 30, 2017, and December 31, 2016; (ii) Unaudited Condensed Consolidated Statements of Operations for both of the three months and six months ended June 30, 2017 and 2016; (iii) Unaudited Condensed Consolidated Statement of Partners’ Capital (Deficit); (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016; and (v) Notes to the Unaudited Condensed Consolidated Financial Statements. Users of this data are advised that the information contained in the XBRL documents is unaudited, and these are not the official publicly filed financial statements of StoneMor Partners L.P.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STONEMOR PARTNERS L.P.
By: StoneMor GP LLC
its general partner

Date: December 11, 2017	/s/ R. Paul Grady
R. Paul Grady
President, Chief Executive Officer and Member of the Board of Directors (Principal Executive Officer)

Date: December 11, 2017	/s/ Mark L. Miller
Mark L. Miller
Chief Financial Officer and Senior Vice President (Principal Financial Officer)