Form 10-Q
period 2017-09-30
STONEMOR PARTNERS LP
filed 2018-01-25
CIK 1286131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

If an emerging growth company, indicate by check mark if either registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
The number of the registrant’s outstanding common units at January 19, 2018 was 37,957,936.

Explanatory Note
On September 18, 2017, the Partnership filed its Annual Report on Form 10-K for the year ended December 31, 2016, which amended the Partnership's audited consolidated financial statements as of December 31, 2015, and for each of the two years in the period ended December 31, 2015 and the related notes thereto. This Form 10-Q amends the Partnership’s unaudited condensed consolidated financial information for the three and nine months ended September 30, 2016 and the related notes thereto, included on Form 10-Q filed on November 9, 2016 ("Original Filing"). The restatement in this Form 10-Q (“Restatement”) reflects the correction of the following errors identified subsequent to the Original Filing:

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
“Part I—Item 4—Controls and Procedures” to this Form 10-Q discloses the material weaknesses in the Partnership’s internal controls associated with the Restatement, as well as management’s conclusion that the Partnership’s internal control over financial reporting was not effective as of September 30, 2017. As disclosed therein, we continued to make improvements to our internal control over financial reporting with respect to material weaknesses that had been identified at that time, and those remediation efforts as well as other remediation efforts relating to material weaknesses we identified subsequent to September 30, 2017 remain ongoing.
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

FORM 10-Q OF STONEMOR PARTNERS L.P.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
STONEMOR PARTNERS L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,460	$12,570
Accounts receivable, net of allowance	77,058	77,253
Prepaid expenses	7,949	5,532
Assets held for sale	1,169	—
Other current assets	24,524	23,466
Total current assets	119,160	118,821

Long-term accounts receivable, net of allowance	101,094	98,886
Cemetery property	334,208	337,315
Property and equipment, net of accumulated depreciation	115,116	118,281
Merchandise trusts, restricted, at fair value	512,181	507,079
Perpetual care trusts, restricted, at fair value	338,611	333,780
Deferred selling and obtaining costs	124,137	116,890
Deferred tax assets	68	64
Goodwill	70,436	70,436
Intangible assets	63,740	65,438
Other assets	20,603	20,023
Total assets	$1,799,354	$1,787,013

Liabilities and Partners' Capital
Current liabilities:
Accounts payable and accrued liabilities	$47,157	$35,547
Accrued interest	5,159	1,571
Current portion, long-term debt	1,114	1,775
Total current liabilities	53,430	38,893

Long-term debt, net of deferred financing costs	306,572	300,351
Deferred revenues	903,853	866,633
Deferred tax liabilities	21,487	20,058
Perpetual care trust corpus	338,611	333,780
Other long-term liabilities	38,655	36,944
Total liabilities	1,662,608	1,596,659
Commitments and contingencies
Partners' capital (deficit):
General partner interest	(2,486)	(1,914)
Common limited partners' interest	139,232	192,268
Total partners' capital	136,746	190,354
Total liabilities and partners' capital	$1,799,354	$1,787,013
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

STONEMOR PARTNERS L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
		(As restated - see Note 1)		(As restated - see Note 1)
Revenues:
Cemetery:
Merchandise	$40,331	$38,129	$119,229	$110,239
Services	15,414	14,260	46,703	41,712
Investment and other	13,798	14,340	39,884	40,805
Funeral home:
Merchandise	6,591	6,708	21,176	20,794
Services	7,900	7,336	25,940	24,373
Total revenues	84,034	80,773	252,932	237,923

Costs and Expenses:
Cost of goods sold	11,910	11,721	37,472	34,483
Cemetery expense	19,984	19,926	56,805	53,267
Selling expense	17,082	16,466	49,164	47,774
General and administrative expense	9,752	9,522	29,462	27,719
Corporate overhead	11,887	10,058	39,058	30,106
Depreciation and amortization	3,186	2,927	10,032	9,147
Funeral home expenses:
Merchandise	1,793	2,322	5,176	6,306
Services	5,442	6,076	16,595	18,687
Other	5,346	5,433	15,678	15,319
Total costs and expenses	86,382	84,451	259,442	242,808

Other gains (losses), net	338	(506)	(733)	(1,579)
Interest expense	(6,944)	(5,934)	(20,391)	(17,431)
Loss from continuing operations before income taxes	(8,954)	(10,118)	(27,634)	(23,895)
Income tax benefit (expense)	(622)	169	(2,085)	(591)
Net loss	$(9,576)	$(9,949)	$(29,719)	$(24,486)
General partner's interest	$(99)	$(111)	$(309)	$2,081
Limited partners' interest	$(9,477)	$(9,838)	$(29,410)	$(26,567)
Net loss per limited partner unit (basic and diluted)	$(0.25)	$(0.28)	$(0.78)	$(0.77)
Weighted average number of limited partners' units outstanding (basic and diluted)	37,958	35,470	37,945	34,287
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

STONEMOR PARTNERS L.P.
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL (UNAUDITED)
(dollars in thousands)

	Partners' Capital
	Outstanding Common Units	Common Limited Partners	General Partner	Total
December 31, 2016	37,863,496	$192,268	$(1,914)	$190,354
Issuance of common units	—	744	—	744
Common unit awards under incentive plans	16,098	656	—	656
Net loss	—	(29,410)	(309)	(29,719)
Cash distributions	—	(24,282)	(263)	(24,545)
Unit distributions paid in kind	78,342	(744)	—	(744)
September 30, 2017	37,957,936	$139,232	$(2,486)	$136,746
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

STONEMOR PARTNERS L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2017	2016
		(As restated - see Note 1)
Cash Flows From Operating Activities:
Net loss	$(29,719)	$(24,486)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cost of lots sold	7,823	6,773
Depreciation and amortization	10,032	9,147
Provision for cancellations	5,123	9,732
Non-cash compensation expense	656	1,468
Non-cash interest expense	3,318	2,510
Other (gains) losses, net	517	975
Changes in assets and liabilities:
Accounts receivable, net of allowance	(8,576)	(18,899)
Merchandise trust fund	44,251	(13,248)
Other assets	(5,053)	(4,549)
Deferred selling and obtaining costs	(7,246)	(9,819)
Deferred revenues	(12,119)	49,821
Deferred taxes, net	1,425	(245)
Payables and other liabilities	14,269	9,307
Net cash provided by operating activities	24,701	18,487
Cash Flows From Investing Activities:
Cash paid for capital expenditures	(7,960)	(9,655)
Cash paid for acquisitions	—	(10,550)
Proceeds from divestitures	701	—
Proceeds from asset sales	401	1,896
Net cash used in investing activities	(6,858)	(18,309)
Cash Flows From Financing Activities:
Cash distributions	(24,545)	(68,062)
Proceeds from borrowings	78,792	207,868
Repayments of debt	(74,627)	(207,700)
Proceeds from issuance of common units, net of costs	—	74,535
Cost of financing activities	(1,573)	(6,362)
Net cash provided by (used in) financing activities	(21,953)	279
Net increase (decrease) in cash and cash equivalents	(4,110)	457
Cash and cash equivalents - Beginning of period	12,570	15,153
Cash and cash equivalents - End of period	$8,460	$15,610
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$13,653	$11,434
Cash paid during the period for income taxes	$2,884	$3,114
Non-cash investing and financing activities:
Acquisition of assets by financing	$2,285	$505
Classification of assets as held for sale	$1,169	$—
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

STONEMOR PARTNERS L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2017

1.	GENERAL
Nature of Operations
StoneMor Partners L.P. (the “Partnership”) is a provider of funeral and cemetery products and services in the death care industry in the United States. As of September 30, 2017, the Partnership operated 316 cemeteries in 27 states and Puerto Rico, of which 285 are owned and 31 are operated under lease, management or operating agreements. The Partnership also owned and operated 97 funeral homes, including 45 located on the grounds of cemetery properties that we own, in 18 states and Puerto Rico.
Basis of Presentation
The accompanying condensed consolidated financial statements, which are unaudited except for the balance sheet at December 31, 2016, which is derived from audited financial statements, have been prepared in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States (“GAAP”) for interim reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the Partnership’s financial position, results of operations and cash flows for the periods disclosed have been made. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto presented in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the three and nine months ended September 30, 2017 may not necessarily be indicative of the results of operations for the full year ended December 31, 2017.
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

Restatement of Previously Issued Unaudited Condensed Consolidated Financial Statements
On September 18, 2017, the Partnership filed its Annual Report on Form 10-K for the year ended December 31, 2016, which amended the Partnership's audited consolidated financial statements as of December 31, 2015, and for each of the two years in the period ended December 31, 2015 and the related notes thereto. This Form 10-Q amends the Partnership’s unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2016 and the related notes thereto, included on Form 10-Q filed on November 9, 2016 ("Original Filing"). The Restatement reflects the correction of the following errors identified subsequent to the Original Filing:

A.
The Partnership understated recognized revenues from the satisfaction of cemetery and funeral home performance obligations in its condensed consolidated statement of operations. The understatement was primarily due to lags in or omissions of the data entry of a contract servicing event. The adjustments to correct these accounting errors resulted in a net increase of $2.2 million in revenues for the three months ended September 30, 2016, of which $1.9 million related to merchandise revenues, and a net increase of $4.1 million in revenues for the nine months ended September 30, 2016, of which $3.5 million related to merchandise revenues.

B.
In conjunction with the foregoing revenue recognition errors, on its condensed consolidated balance sheet, the Partnership had historically (i) deferred incorrect and imprecise amounts of investment revenues and expenses related to its merchandise trusts, (ii) reserved incorrect amounts for future cancellations related to its cemetery and funeral home performance obligations, and (iii) deferred incorrect amounts of selling costs. The correction of these accounting errors resulted in a net increase in "Selling expense" of $0.5 million for the three months ended September 30, 2016. The correction of these accounting errors resulted in a net increase in “Cemetery investment and other revenues” of $0.1 million for the nine months ended September 30, 2016 due to changes in the inputs used to calculate trust income recognition. This also resulted in a decrease in “Cemetery merchandise revenues” of $0.1 million for the nine months ended September 30, 2016 due to an increase in cancellation reserve expense and an increase in “Selling expense” of $0.9 million for that period.

C.
Certain components of “Other current assets” and “Accounts payable and accrued liabilities” on its condensed consolidated balance sheet were determined to be inappropriate in the Partnership’s review of accounting policies during its ongoing remediation. The Partnership had historically presented intercompany deposits due to its merchandise and perpetual care trust funds within “Other current assets” and presented intercompany payables to its merchandise and perpetual care trusts in “Accounts payable and accrued liabilities”. The Partnership has determined the intercompany payables and liabilities to its consolidated trust funds should be eliminated. The correction of the error resulted in a reclassification of $1.7 million in the condensed consolidated statements of cash flows between "Other assets" and "Payables and other liabilities" for the nine months ended September 30, 2016.

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

E.
The Partnership incorrectly presented the changes in “Accounts receivable, net of allowance” net of the income statement “Provision for cancellations” and omitted certain disclosures regarding the components of the changes in “Accounts receivable, net of allowance” and “Deferred revenues” in its condensed consolidated statement of cash flows. Additionally, specific to the Partnership’s related disclosure in Note 2, Accounts Receivable, Net of Allowance, the Partnership presented activity in the allowance for cancellations that related to deferred revenues on a gross basis instead of on a net basis. The correction of the error resulted in a reclassification of $9.7 million in the condensed consolidated statement of cash flows between "Provision for cancellations" and "Accounts receivable, net of allowance" for the nine months ended September 30, 2016.

The effect of these adjustments on the Partnership’s unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2016 is summarized below for each affected caption (in thousands, except per unit data):

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (unaudited)		Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	Reference	As Filed	Restatement Adjustments	As Restated	As Filed	Restatement Adjustments	As Restated
Cemetery revenues:
Merchandise	A, B	$36,314	$1,815	$38,129	$106,937	$3,302	$110,239
Services	A	13,928	332	14,260	41,067	645	41,712
Investment and other	B	14,302	38	14,340	40,689	116	40,805
Funeral home revenues:
Merchandise	A	6,656	52	6,708	20,681	113	20,794
Total revenues		78,536	2,237	80,773	233,747	4,176	237,923
Selling expense	B	15,931	535	16,466	46,898	876	47,774
Funeral home expenses:
Services	B	6,070	6	6,076	18,672	15	18,687
Total costs and expenses		83,910	541	84,451	241,917	891	242,808
Net loss		(11,644)	1,695	(9,949)	(27,770)	3,284	(24,486)
General partner's interest for the period		(130)	19	(111)	2,043	38	2,081
Limited partners' interest for the period		(11,514)	1,676	(9,838)	(29,813)	3,246	(26,567)
Net loss per limited partner unit (basic and diluted)		$(0.32)	$0.04	$(0.28)	$(0.87)	$0.10	$(0.77)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)		Nine Months Ended September 30, 2016
	Reference	As Filed	Restatement Adjustments	As Restated
Net loss		$(27,770)	$3,284	$(24,486)
Provision for cancellations	E	—	9,732	9,732
Changes in assets and liabilities:
Accounts receivable, net of allowance	E	(9,167)	(9,732)	(18,899)
Other assets	B, C	(6,270)	1,721	(4,549)
Deferred selling and obtaining costs	B	(10,716)	897	(9,819)
Deferred revenues	A, B	53,996	(4,175)	49,821
Payables and other liabilities	C	11,034	(1,727)	9,307
Net cash provided by operating activities		$18,487	$—	$18,487
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

During 2016 and 2017, the Partnership completed various financing transactions to provide supplemental liquidity necessary to achieve management’s strategic objectives, including issuance of common units, utilization of the at-the-market equity program and establishment of a new credit facility which, as discussed more fully in Note 7, was further amended during 2017. The Partnership acknowledges that it continues to face a challenging competitive environment, and while the Partnership continues to focus on its overall profitability, including managing expenses, the Partnership reported a loss for the three and nine months ended September 30, 2017. The Partnership expects that the actions taken in 2016 and 2017 will enhance its liquidity and financial flexibility. The Partnership will likely seek to continue to supplement cash generation with proceeds from financing activities, including borrowings under the credit facility and other borrowings, the issuance of additional limited partner units, capital contributions from the general partner and the sale of assets and other transactions. As of September 30, 2017, the Partnership had $3.0 million of total available borrowing capacity under its revolving credit facility.
If the Partnership continues to experience operating losses and is not able to generate additional liquidity through the mechanisms described above or through some combination of other actions, while not expected, the Partnership may be in breach of its covenants under the credit facility, and may not be able to access additional funds and the Partnership might need to secure additional sources of funds, which may or may not be available to the Partnership. Additionally, a failure to generate additional liquidity could negatively impact our access to inventory or services that are important to the operation of our business. Moreover, our ability to declare or pay future distributions may be impacted. Given the Partnership's current level of cash and cash equivalents, to preserve capital resources and liquidity, the Board of Directors of the General Partner has concluded that it is not in the best interest of unitholders to pay a second or third quarter 2017 distribution to unitholders. The Board expects to consider appropriate levels of distributions if and as conditions improve, but it is possible that we will not pay a distribution for several additional quarters.
Summary of Significant Accounting Policies
Refer to Note 1 to the Partnership's audited consolidated financial statements included in Item 8 of its Annual Report on Form 10-K for the year ended December 31, 2016 for the complete summary of significant accounting policies.
Use of Estimates
The preparation of the Partnership’s unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements, as well as the reported amounts of revenue and expense during the reporting periods. The Partnership’s unaudited condensed consolidated financial statements are based on a number of significant estimates, including revenue and expense accruals, depreciation and amortization, merchandise trust and perpetual care trust asset valuation, allowance for cancellations, unit-based compensation, deferred revenues, deferred merchandise trust investment earnings, deferred selling and obtaining costs, assets and liabilities obtained through business combinations, income taxes, hurricane-related losses and goodwill including quarterly assessment for impairment. As a result, actual results could differ from those estimates.
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

When the disposals of an entity or components of an entity that are classified as held for sale represent a strategic shift that has, or will have, a major effect on an entity's operations and financial results we account for such disposals as discontinued operations. Otherwise when the held for sale criteria is met but the disposal does not meet the criteria to be treated as discontinued operations, the assets or disposal group are reclassified from the corresponding balance sheet line items to held for sale. Assets classified as held for sale are carried at the lower of cost or market, with any gain or loss on sale recorded in "Other gains (losses), net" in the condensed consolidated statement of operations.
The Partnership classified certain assets of three cemeteries and three funeral homes as held for sale at September 30, 2017 and no assets at December 31, 2016. The contributions of revenues and earnings by these assets in 2017 were not material. Assets held for sale consisted of the following at the date indicated (in thousands):

September 30, 2017
Cemetery property	$281
Buildings and improvements	718
Funeral home land	170
Assets held for sale	$1,169
The Partnership recorded a loss on impairment of $1.0 million in "Other gains (losses), net" in the second quarter of 2017, given the net book value of the assets of two of these funeral home properties exceeded their estimated fair value.
In addition, for those assets that do not currently meet the classification as discontinued operations or held for sale but where, as a result of strategic discussions with third parties, information is identified that an asset may be impaired an interim assessment of impairment is performed to determine whether the carrying value is impaired. During the second quarter of 2017, the Partnership conducted an interim assessment with regards to certain assets held for use of two funeral homes with net book value of $0.9 million and recognized a loss on impairment of $0.4 million in "Other gains (losses), net" on the unaudited condensed consolidated statement of operations during the nine months ended September 30, 2017, resulting in an updated net book value of $0.5 million.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired. Goodwill is not amortized, but instead is subject to impairment testing on an annual basis, and between annual tests whenever events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying amount. No such events have occurred during the nine months ended September 30, 2017. Goodwill totaled approximately $70.4 million as of both September 30, 2017 and December 31, 2016.
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
The change in the deferred tax liability during the nine months ended September 30, 2017 was caused by an increase in deferred tax liabilities associated with long-lived intangibles that will reverse after the expiration of the existing deferred tax assets.

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
The following is a reconciliation of net income (loss) allocated to the common limited partners for purposes of calculating net income (loss) attributable to common limited partners per unit (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
		(As restated - see above)		(As restated - see above)
Net loss	$(9,576)	$(9,949)	$(29,719)	$(24,486)
Less: Incentive distribution right (“IDR”) payments to general partner	—	—	—	2,387
Net loss to allocate to general and common limited partners	(9,576)	(9,949)	(29,719)	(26,873)
Less: General partner’s interest excluding IDRs	(99)	(111)	(309)	(306)
Net loss attributable to common limited partners	$(9,477)	$(9,838)	$(29,410)	$(26,567)

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
The following table sets forth the reconciliation of the Partnership’s weighted average number of common limited partner units used to compute basic net income (loss) attributable to common limited partners per unit with those used to compute diluted net income (loss) attributable to common limited partners per unit (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Weighted average number of common limited partner units - basic and diluted (1)	37,958	35,470	37,945	34,287
_____________________________

(1)
The diluted weighted average number of limited partners’ units outstanding presented on the condensed consolidated statement of operations does not include 335 thousand units and 383 thousand units for the three months ended September 30, 2017 and 2016, respectively, and 328 thousand units and 375 thousand units for the nine months ended September 30, 2017 and 2016, respectively, as their effects would be anti-dilutive.

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
Management continues to make progress toward the adoption of the new standard but has not yet fully determined the impact of the new standard on our consolidated results of operations, financial position and cash flows. Management is currently assessing the timing of revenue recognition under the new standard, including the recognition of nonrefundable upfront fees. Management expects that there will be an impact to the financial reporting disclosures and internal control over financial reporting.
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

2.	ACCOUNTS RECEIVABLE, NET OF ALLOWANCE
Long-term accounts receivable, net, consisted of the following at the dates indicated (in thousands):

	September 30, 2017	December 31, 2016
Customer receivables	$223,861	$223,326
Unearned finance income	(20,490)	(21,034)
Allowance for contract cancellations	(25,219)	(26,153)
Accounts receivable, net of allowance	178,152	176,139
Less: Current portion, net of allowance	77,058	77,253
Long-term portion, net of allowance	$101,094	$98,886
Activity in the allowance for contract cancellations was as follows (in thousands):

	Nine Months Ended September 30,
	2017	2016
		(As restated - see Note 1)
Balance, beginning of period	$26,153	$23,985
Provision for cancellations	5,123	9,732
Cancellations	(6,057)	(5,515)
Balance, end of period	$25,219	$28,202
As noted in Note 1, the Partnership has changed its presentation herein to focus only on the provision and cancellations of amounts recognized. The allowance for contract cancellations included $16.9 million and $17.4 million related to deferred revenues as of September 30, 2017 and December 31, 2016, respectively.

3.	CEMETERY PROPERTY
Cemetery property consisted of the following at the dates indicated (in thousands):

	September 30, 2017	December 31, 2016
Cemetery land	$256,120	$257,914
Mausoleum crypts and lawn crypts	78,088	79,401
Cemetery property	$334,208	$337,315
Due to the hurricanes in Florida and Puerto Rico during September 2017, the Partnership has realized damages at certain locations of $0.5 million.

4.	PROPERTY AND EQUIPMENT
Property and equipment consisted of the following at the dates indicated (in thousands):

	September 30, 2017	December 31, 2016
Buildings and improvements	$124,551	$125,442
Furniture and equipment	57,170	56,408
Funeral home land	14,235	11,527
Property and equipment, gross	195,956	193,377
Less: Accumulated depreciation	(80,840)	(75,096)
Property and equipment, net of accumulated depreciation	$115,116	$118,281

Depreciation expense was $2.6 million and $2.3 million for the three months ended September 30, 2017 and 2016, respectively, and $8.3 million and $7.4 million for the nine months ended September 30, 2017 and 2016, respectively.

5.	MERCHANDISE TRUSTS
At September 30, 2017 and December 31, 2016, the Partnership’s merchandise trusts consisted of investments in debt and equity marketable securities and cash equivalents, both directly as well as through mutual and investment funds.
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
The Partnership included $8.9 million and $8.6 million of investments held in trust by the West Virginia Funeral Directors Association at September 30, 2017 and December 31, 2016, respectively, in its merchandise trust assets. As required by law, the Partnership deposits a portion of certain funeral merchandise sales in West Virginia into a trust that is held by the West Virginia Funeral Directors Association. These trusts are recognized at their account value, which approximates fair value.
A reconciliation of the Partnership’s merchandise trust activities for the nine months ended September 30, 2017 and 2016 is presented below (in thousands):

	Nine Months Ended September 30,
	2017	2016
Balance, beginning of period	$507,079	$464,676
Contributions	44,497	49,841
Distributions	(65,723)	(49,168)
Interest and dividends	18,252	17,657
Capital gain distributions	927	264
Realized gains and losses	14,192	3,727
Other than temporary impairment	—	(7,278)
Taxes	(1,306)	(1,721)
Fees	(1,855)	(2,234)
Unrealized change in fair value	(3,882)	28,840
Balance, end of period	$512,181	$504,604
During the nine months ended September 30, 2017 and 2016, purchases of available for sale securities were $298.7 million and $82.6 million, respectively, while sales, maturities and paydowns of available for sale securities were $297.2 million and $65.9 million, respectively. Cash flows from pre-need customer contracts are presented as operating cash flows in our condensed consolidated statement of cash flows.

The cost and market value associated with the assets held in the merchandise trusts as of September 30, 2017 and December 31, 2016 were as follows (in thousands):

September 30, 2017	Fair Value Hierarchy Level	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments	1	$10,874	$—	$—	$10,874
Fixed maturities:
U.S. governmental securities	2	206	1	(64)	143
Corporate debt securities	2	2,308	141	(188)	2,261
Total fixed maturities		2,514	142	(252)	2,404
Mutual funds - debt securities	1	249,209	4,153	(426)	252,936
Mutual funds - equity securities	1	81,029	3,412	(5,001)	79,440
Other investment funds (1)		131,010	169	(353)	130,826
Equity securities	1	15,712	2,720	(445)	17,987
Other invested assets	2	8,797	—	—	8,797
Total investments		$499,145	$10,596	$(6,477)	$503,264
West Virginia Trust Receivable		8,917	—	—	8,917
Total		$508,062	$10,596	$(6,477)	$512,181
______________________________

(1)
Other investment funds are measured at fair value using the net asset value per share practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the balance sheet. This asset class is composed of fixed income funds and equity funds, which have redemption periods ranging from 30 to 90 days, and private credit funds, which have lockup periods of seven years with two potential one year extensions at the discretion of the funds’ general partners. As of September 30, 2017, there were $32.4 million in unfunded commitments to the private credit funds, which are callable at any time.

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

The contractual maturities of debt securities as of September 30, 2017 were as follows (in thousands):

	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
U.S. governmental securities	$—	$88	$55	$—
Corporate debt securities	172	1,835	242	12
Total fixed maturities	$172	$1,923	$297	$12
Temporary Declines in Fair Value
The Partnership evaluates declines in fair value below cost for each asset held in the merchandise trusts on a quarterly basis.
An aging of unrealized losses on the Partnership’s investments in debt and equity securities within the merchandise trusts as of September 30, 2017 and December 31, 2016 is presented below (in thousands):

	Less than 12 months		12 months or more		Total
September 30, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$—	$—	$123	$64	$123	$64
Corporate debt securities	68	1	454	187	522	188
Total fixed maturities	68	1	577	251	645	252
Mutual funds - debt securities	27,882	142	1,911	284	29,793	426
Mutual funds - equity securities	50,406	5,001	—	—	50,406	5,001
Other investment funds	60,896	353	—	—	60,896	353
Equity securities	3,460	418	467	27	3,927	445
Total	$142,712	$5,915	$2,955	$562	$145,667	$6,477

	Less than 12 months		12 months or more		Total
December 31, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$—	$—	$87	$44	$87	$44
Corporate debt securities	556	6	871	196	1,427	202
Total fixed maturities	556	6	958	240	1,514	246
Mutual funds - debt securities	6,040	61	754	35	6,794	96
Mutual funds - equity securities	7,475	357	2,578	176	10,053	533
Other investment funds	37,357	387	—	—	37,357	387
Equity securities	1,292	89	413	103	1,705	192
Total	$52,720	$900	$4,703	$554	$57,423	$1,454
Other-Than-Temporary Impairment of Trust Assets
On a quarterly basis, the Partnership assesses all securities in an unrealized loss position by evaluating the severity of the impairment, the length of time that each security has been in a loss position, changes in credit ratings and qualitative factors observed in the market. The Partnership has concluded that the assets currently suffering from a decline in fair value below the cost of the asset are temporary in nature. During the nine months ended September 30, 2017, the Partnership determined that there were no securities with impairment considered to be other-than-temporary.

During the nine months ended September 30, 2016, the Company determined that there were forty-eight securities with an aggregate cost basis of approximately $50.0 million and an aggregate fair value of approximately $42.7 million, resulting in an impairment of $7.3 million, wherein such impairment was considered to be other-than-temporary. Accordingly, the Partnership adjusted the cost basis of these assets to their current value and offset this change against deferred revenue. This reduction in deferred revenue is reflected in earnings in periods after the impairment date as the underlying merchandise is delivered or the underlying services are performed.

6.	PERPETUAL CARE TRUSTS
At September 30, 2017 and December 31, 2016, the Partnership’s perpetual care trusts consisted of investments in debt and equity marketable securities and cash equivalents, both directly as well as through mutual and investment funds.
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
A reconciliation of the Partnership’s perpetual care trust activities for the three months ended September 30, 2017 and 2016 is presented below (in thousands):

	Nine Months Ended September 30,
	2017	2016
Balance, beginning of period	$333,780	$307,804
Contributions	7,156	13,111
Distributions	(13,449)	(10,923)
Interest and dividends	12,935	13,609
Capital gain distributions	403	477
Realized gains and losses	1,371	(413)
Other than temporary impairment	—	(466)
Taxes	(420)	(566)
Fees	(1,095)	(2,189)
Unrealized change in fair value	(2,070)	14,479
Balance, end of period	$338,611	$334,923
During the nine months ended September 30, 2017 and 2016, purchases of available for sale securities were $82.8 million and $256.1 million, respectively, while sales, maturities and paydowns of available for sale securities were $68.7 million and $223.3 million, respectively. Cash flows from perpetual care trust related contracts are presented as operating cash flows in our condensed consolidated statement of cash flows.

The cost and market value associated with the assets held in the perpetual care trusts as of September 30, 2017 and December 31, 2016 were as follows (in thousands):

September 30, 2017	Fair Value Hierarchy Level	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments	1	$9,195	$—	$—	$9,195
Fixed maturities:
U.S. governmental securities	2	560	5	(40)	525
Corporate debt securities	2	5,778	166	(147)	5,797
Total fixed maturities		6,338	171	(187)	6,322
Mutual funds - debt securities	1	156,057	3,318	(482)	158,893
Mutual funds - equity securities	1	32,573	1,374	(1,470)	32,477
Other investment funds (1)		107,563	2,697	(1,065)	109,195
Equity securities	1	22,389	1,701	(1,707)	22,383
Other invested assets	2	146	—	—	146
Total investments		$334,261	$9,261	$(4,911)	$338,611
______________________________

(1)
Other investment funds are measured at fair value using the net asset value per share practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the balance sheet. This asset class is composed of fixed income funds and equity funds, which have a redemption period ranging from 30 to 90 days, and private credit funds, which have lockup periods ranging from five to ten years with three potential one year extensions at the discretion of the funds’ general partners. As of September 30, 2017, there were $78.2 million in unfunded commitments to the private credit funds, which are callable at any time.

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

The contractual maturities of debt securities as of September 30, 2017 were as follows (in thousands):

	Less than 1 year	1 year through 5 years	6 years through 10 years	More than 10 years
U.S. governmental securities	$52	$267	$166	$40
Corporate debt securities	843	4,514	340	100
Total fixed maturities	$895	$4,781	$506	$140
Temporary Declines in Fair Value
The Partnership evaluates declines in fair value below cost of each individual asset held in the perpetual care trusts on a quarterly basis.
An aging of unrealized losses on the Partnership’s investments in debt and equity securities within the perpetual care trusts as of September 30, 2017 and December 31, 2016 is presented below (in thousands):

	Less than 12 months		12 months or more		Total
September 30, 2017	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$—	$—	$456	$40	$456	$40
Corporate debt securities	659	12	1,640	135	2,299	147
Total fixed maturities	659	12	2,096	175	2,755	187
Mutual funds - debt securities	15,678	235	8,408	247	24,086	482
Mutual funds - equity securities	15,381	1,458	41	12	15,422	1,470
Other investment funds	56,165	1,065	—	—	56,165	1,065
Equity securities	9,238	1,686	37	21	9,275	1,707
Total	$97,121	$4,456	$10,582	$455	$107,703	$4,911

	Less than 12 months		12 months or more		Total
December 31, 2016	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturities:
U.S. governmental securities	$—	$—	$283	$23	$283	$23
Corporate debt securities	747	10	2,980	142	3,727	152
Total fixed maturities	747	10	3,263	165	4,010	175
Mutual funds - debt securities	24,026	620	1,908	49	25,934	669
Mutual funds - equity securities	3,836	16	452	10	4,288	26
Other investment funds	37,577	622	—	—	37,577	622
Equity securities	4,532	409	145	23	4,677	432
Total	$70,718	$1,677	$5,768	$247	$76,486	$1,924
Other-Than-Temporary Impairment of Trust Assets
On a quarterly basis, the Partnership assesses all securities in an unrealized loss position by evaluating the severity of the impairment, the length of time that each security has been in a loss position, changes in credit ratings and qualitative factors observed in the market.  The Partnership has concluded that the assets currently suffering from a decline in fair value below the cost of the asset are temporary in nature. During the nine months ended September 30, 2017, the Partnership determined that there were no securities with impairment considered to be other-than-temporary.

During the nine months ended September 30, 2016, the Company determined that there were eighteen securities with an aggregate cost basis of approximately $3.4 million and an aggregate fair value of approximately $2.9 million, resulting in an impairment of $0.5 million, wherein such impairment was considered to be other-than-temporary. Accordingly, the Partnership adjusted the cost basis of these assets to their current value and offset this change against deferred revenue. This reduction in deferred revenue is reflected in earnings in periods after the impairment date as the underlying merchandise is delivered or the underlying services are performed.

7.	LONG-TERM DEBT
Total debt consisted of the following at the dates indicated (in thousands):

	September 30, 2017	December 31, 2016
Credit facility	$142,925	$137,125
7.875% Senior Notes, due June 2021	172,975	172,623
Notes payable - acquisition debt	354	502
Notes payable - acquisition non-competes	395	928
Insurance and vehicle financing	1,488	1,807
Less deferred financing costs, net of accumulated amortization	(10,451)	(10,859)
Total debt	307,686	302,126
Less current maturities	(1,114)	(1,775)
Total long-term debt	$306,572	$300,351
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
The Amended Credit Agreement provides for up to $200.0 million initial aggregate amount of Revolving Commitments, which may be increased, from time to time, in minimum increments of $5.0 million so long as the aggregate amount of such increases does not exceed $100.0 million. The Operating Company may also request the issuance of Letters of Credit for up to $15.0 million in the aggregate, of which there were $7.5 million outstanding at September 30, 2017 and $6.8 million outstanding at December 31, 2016. The Maturity Date under the Amended Credit Agreement is the earlier of (i) August 4, 2021 and (ii) the date that is six months prior to the earliest scheduled maturity date of any outstanding Permitted Unsecured Indebtedness (at present, such date is December 1, 2020, which is six months prior to June 1, 2021 maturity date of outstanding 7.875% senior notes).
As of September 30, 2017, the outstanding amount of borrowings under the Amended Credit Agreement was $142.9 million, which was used to pay down outstanding obligations under the Partnership's prior credit agreement, to pay fees, costs and expenses related to the New Agreements and to fund working capital needs. Generally, proceeds of the Loans under the Amended Credit Agreement can be used to finance the working capital needs and for other general corporate purposes of the Borrowers and Guarantors, including acquisitions and distributions permitted under the Amended Credit Agreement. As of September 30, 2017, the Partnership had $3.0 million of total available borrowing capacity under its revolving credit facility.

Each Borrowing under the Amended Credit Agreement is comprised of Base Rate Loans or Eurodollar Loans. The Loans comprising each Base Rate Borrowing (including each Swingline Loan) bear interest at the Base Rate plus the Applicable Rate, and the Loans comprising each Eurodollar Borrowing bear interest at the Eurodollar Rate plus the Applicable Rate.
The Applicable Rate is determined based on the Consolidated Leverage Ratio of the Partnership and its Subsidiaries and ranges from 1.75% to 3.75% for Eurodollar Rate Loans and 0.75% to 2.75% for Base Rate Loans. Based on our Consolidated Leverage Ratio for the compliance period ended September 30, 2017, the Applicable Rate for Eurodollar Rate Loans was 3.75% and for Base Rate Loans was 2.75%. The Amended Credit Agreement also requires the Borrowers to pay a quarterly unused commitment fee, which accrues at the Applicable Rate on the amount by which the commitments under the Amended Credit Agreement exceed the usage of such commitments, and which is included within interest expense on the Partnership’s condensed consolidated statements of operations. On September 30, 2017, the weighted average interest rate on outstanding borrowings under the Amended Credit Agreement was 5.1%.
The Amended Credit Agreement contains financial covenants, pursuant to which the Partnership will not permit:

•
the ratio of Consolidated Funded Indebtedness to Consolidated EBITDA, or the Consolidated Leverage Ratio, as of the last day of any fiscal quarter, commencing on September 30, 2016, determined for the period of four consecutive fiscal quarters ending on such date (the “Measurement Period”), to be greater than 4.50 to 1.0 for the periods ended September 30, 2017 and December 31, 2017, 4.25 to 1.0 for periods ending in 2018 and 4.00 to 1.0 for periods thereafter, which may be increased after January 1, 2019 to 4.50 to 1.0 (in case of a Designated Acquisition made subsequent to the last day of the immediately preceding fiscal quarter) as of the last day of the fiscal quarter in which such Designated Acquisition occurs and as of the last day of the immediately succeeding fiscal quarter;

•
the ratio of Consolidated EBITDA to Consolidated Debt Service, or the Consolidated Debt Service Coverage Ratio, as of the last day of any fiscal quarter, commencing on September 30, 2016 to be less than 2.50 to 1.0 for any Measurement Period; and

•
the ratio of Consolidated EBITDA (reduced by the amount of capital expenditures not financed with debt other than Revolving Commitments, taxes and restricted payments including distributions paid in cash) to Consolidated Fixed Charges, as of the last day of any fiscal quarter, commencing on December 31, 2017, to be less than 1.20 to 1.0 for any Measurement Period.

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
On September 30, 2017, the Partnership’s Consolidated Leverage Ratio was 4.46 compared to a maximum allowable ratio of 4.50, and the Consolidated Debt Service Coverage Ratio was 2.99 compared to a minimum required ratio of 2.50. The Partnership was in compliance with the Amended Credit Agreement covenants as of September 30, 2017.

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
The Senior Notes are jointly and severally guaranteed by certain of the Partnership’s subsidiaries. The Indenture governing the Senior Notes contains covenants, including limitations of the Partnership’s ability to incur certain additional indebtedness and liens, make certain dividends, distributions, redemptions or investments, enter into certain transactions with affiliates, make certain asset sales, and engage in certain mergers, consolidations or sales of all or substantially all of the Partnership's assets, among other items. As of September 30, 2017, the Partnership was in compliance with these covenants.

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
Deferred revenues and related costs consisted of the following at the dates indicated (in thousands):

	September 30, 2017	December 31, 2016
Deferred contract revenues	$799,552	$782,120
Deferred merchandise trust revenue	100,185	76,512
Deferred merchandise trust unrealized gains	4,116	8,001
Deferred revenues	$903,853	$866,633
Deferred selling and obtaining costs	$124,137	$116,890
Deferred revenues presented in the table above are net of the allowance for contract cancellations disclosed in Note 2.

9.	COMMITMENTS AND CONTINGENCIES
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
Other
During the first quarter of 2016, the Partnership moved its corporate headquarters to Trevose, Pennsylvania. Due to the relocation, a cease-use expense of $2.4 million, of which $0.5 million was incurred in the first quarter of 2016 and $1.9 million was incurred in the third quarter of 2016, was recorded in “Other gains (losses), net” on the unaudited condensed consolidated statement of operations. This charge represents the net recognition of the discounted liability for future rent payments due under the lease on the previous headquarters, net of estimated sublease collections and deferred rent and lease incentives pertaining to the previous corporate office location.
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
The Partnership’s other financial instruments as of September 30, 2017 and December 31, 2016 consist of its Senior Notes and outstanding borrowings under its revolving credit facility (see Note 7). The estimated fair values of the Partnership’s Senior Notes as of September 30, 2017 and December 31, 2016 were $170.0 million and $168.0 million, respectively, based on trades made on those dates, compared with the carrying amounts of $173.0 million and $172.6 million, respectively. As of September 30, 2017 and December 31, 2016, the carrying values of outstanding borrowings under the Partnership’s revolving credit facility (see Note 7), which bears interest at variable interest rates with maturities of 90 days or less, approximated their estimated fair values. The Senior Notes and the credit facility are valued using Level 2 inputs.
The Partnership may be required to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP from time to time. These adjustments to fair value usually result from the application of lower of cost or fair value accounting on assets held for sale. The lower of cost or estimated fair value of assets held for sale was $1.2 million with an original net book value of $2.1 million prior to an adjustment of $0.9 million at June 30, 2017. Assets held for sale are valued at lower of cost or estimated fair value based on broker comps and estimates at the time the assets are classified as held for sale. These assets held for sale are classified as Level 3 pursuant to the fair value measurement hierarchy. In addition, the Partnership had $0.9 million of assets held for use that were impaired by $0.4 million during the second quarter of 2017, resulting in an updated net book value of $0.5 million.

11.	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
The Partnership’s Senior Notes are guaranteed by StoneMor Operating LLC and its 100% owned subsidiaries, other than the co-issuer, as described below. The guarantees are full, unconditional, joint and several. The Partnership, or the “Parent”, and its 100% owned subsidiary, Cornerstone Family Services of West Virginia Subsidiary Inc., are the co-issuers of the Senior Notes. The Partnership’s unaudited condensed consolidated financial statements as of September 30, 2017 and December 31, 2016 and for the three months ended September 30, 2017 and 2016 include the accounts of cemeteries owned by other entities but which we operate under long-term lease, operating or management agreements. For the purposes of this note, these entities are deemed non-guarantor subsidiaries, as they are not 100% owned by the Partnership. The Partnership’s unaudited condensed consolidated financial statements also contain merchandise and perpetual care trusts that are also non-guarantor subsidiaries for the purposes of this note.

The following unaudited supplemental condensed consolidating financial information reflects the Partnership’s standalone accounts, the combined accounts of the subsidiary co-issuer, the combined accounts of the guarantor subsidiaries, the combined accounts of the non-guarantor subsidiaries, the consolidating adjustments and eliminations and the Partnership’s consolidated accounts as of September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and 2016. For the purpose of the following financial information, the Partnership’s investments in its subsidiaries and the guarantor subsidiaries’ investments in their respective subsidiaries are presented in accordance with the equity method of accounting:
CONDENSED CONSOLIDATING BALANCE SHEETS (Unaudited, in thousands)

September 30, 2017	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$5,614	$2,846	$—	$8,460
Assets held for sale	—	—	1,169	—	—	1,169
Other current assets	—	3,877	88,438	17,216	—	109,531
Total current assets	—	3,877	95,221	20,062	—	119,160
Long-term accounts receivable	—	2,062	85,867	13,165	—	101,094
Cemetery property and equipment	—	790	413,445	35,089	—	449,324
Merchandise trusts	—	—	—	512,181	—	512,181
Perpetual care trusts	—	—	—	338,611	—	338,611
Deferred selling and obtaining costs	—	6,055	96,891	21,191	—	124,137
Goodwill and intangible assets	—	—	72,129	62,047	—	134,176
Other assets	—	—	17,873	2,798	—	20,671
Investments in and amounts due from affiliates eliminated upon consolidation	204,948	122,924	559,338	—	(887,210)	—
Total assets	$204,948	$135,708	$1,340,764	$1,005,144	$(887,210)	$1,799,354
Liabilities and Equity
Current liabilities	$—	$113	$52,046	$1,271	$—	$53,430
Long-term debt, net of deferred financing costs	68,202	104,774	133,596	—	—	306,572
Deferred revenues	—	33,588	766,644	103,621	—	903,853
Perpetual care trust corpus	—	—	—	338,611	—	338,611
Other long-term liabilities	—	—	46,252	13,890	—	60,142
Due to affiliates	—	—	172,976	574,984	(747,960)	—
Total liabilities	68,202	138,475	1,171,514	1,032,377	(747,960)	1,662,608
Partners' capital	136,746	(2,767)	169,250	(27,233)	(139,250)	136,746
Total liabilities and partners' capital	$204,948	$135,708	$1,340,764	$1,005,144	$(887,210)	$1,799,354

CONDENSED CONSOLIDATING BALANCE SHEETS (in thousands)

December 31, 2016	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$—	$9,145	$3,425	$—	$12,570
Other current assets	—	4,567	83,765	17,919	—	106,251
Total current assets	—	4,567	92,910	21,344	—	118,821
Long-term accounts receivable	—	1,725	83,993	13,168	—	98,886
Cemetery property and equipment	—	930	420,077	34,589	—	455,596
Merchandise trusts	—	—	—	507,079	—	507,079
Perpetual care trusts	—	—	—	333,780	—	333,780
Deferred selling and obtaining costs	—	5,668	91,252	19,970	—	116,890
Goodwill and intangible assets	—	—	72,963	62,911	—	135,874
Other assets	—	—	17,244	2,843	—	20,087
Investments in and amounts due from affiliates eliminated upon consolidation	258,417	182,060	557,455	—	(997,932)	—
Total assets	$258,417	$194,950	$1,335,894	$995,684	$(997,932)	$1,787,013
Liabilities and Equity
Current liabilities	$—	$320	$38,336	$237	$—	$38,893
Long-term debt, net of deferred financing costs	68,063	104,560	127,728	—	—	300,351
Deferred revenues	—	30,321	738,184	98,128	—	866,633
Perpetual care trust corpus	—	—	—	333,780	—	333,780
Other long-term liabilities	—	—	45,802	11,200	—	57,002
Due to affiliates	—	—	172,623	581,427	(754,050)	—
Total liabilities	68,063	135,201	1,122,673	1,024,772	(754,050)	1,596,659
Partners’ capital	190,354	59,749	213,221	(29,088)	(243,882)	190,354
Total liabilities and partners’ capital	$258,417	$194,950	$1,335,894	$995,684	$(997,932)	$1,787,013

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited, in thousands)

Three Months Ended September 30, 2017	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$1,842	$69,423	$14,648	$(1,879)	$84,034
Total costs and expenses	—	(2,883)	(71,234)	(14,144)	1,879	(86,382)
Other gains, net	—	—	338	—	—	338
Net loss from equity investment in subsidiaries	(8,218)	(8,674)	—	—	16,892	—
Interest expense	(1,358)	(2,087)	(3,264)	(235)	—	(6,944)
Net income (loss) before income taxes	(9,576)	(11,802)	(4,737)	269	16,892	(8,954)
Income tax expense	—	—	(622)	—	—	(622)
Net income (loss)	$(9,576)	$(11,802)	$(5,359)	$269	$16,892	$(9,576)

Three Months Ended September 30, 2016 (As restated, see A)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			B	B
Total revenues	$—	$2,312	$69,293	$13,624	$(4,456)	$80,773
Total costs and expenses	—	(3,098)	(69,725)	(16,084)	4,456	(84,451)
Other losses, net	—	—	(506)	—	—	(506)
Net loss from equity investment in subsidiaries	(8,591)	(7,658)	—	—	16,249	—
Interest expense	(1,358)	(2,087)	(2,295)	(194)	—	(5,934)
Net loss before income taxes	(9,949)	(10,531)	(3,233)	(2,654)	16,249	(10,118)
Income tax benefit	—	—	169	—	—	169
Net loss	$(9,949)	$(10,531)	$(3,064)	$(2,654)	$16,249	$(9,949)

A.	See Note 1 for a summary of those accounting adjustments and the impact on the unaudited condensed consolidated financial statements for the three months ended September 30, 2016.

B.
The Partnership incorrectly presented the accounts of certain cemeteries owned by other entities but which we operate under long-term lease, operating or management agreements, as guarantor subsidiaries instead of non-guarantor subsidiaries. The adjustments to correctly present these cemeteries as non-guarantor subsidiaries resulted in a $1.4 million increase in non-guarantor revenues and a $1.4 million increase in non-guarantor costs and expenses and corresponding reductions to guarantor revenues and costs and expenses for the three months ended September 30, 2016.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (Unaudited, in thousands)

Nine Months Ended September 30, 2017	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$5,381	$209,331	$44,785	$(6,565)	$252,932
Total costs and expenses	—	(10,090)	(214,855)	(41,062)	6,565	(259,442)
Other losses, net	—	—	(733)	—	—	(733)
Net loss from equity investment in subsidiaries	(25,644)	(27,135)	—	—	52,779	—
Interest expense	(4,075)	(6,261)	(9,366)	(689)	—	(20,391)
Net income (loss) before income taxes	(29,719)	(38,105)	(15,623)	3,034	52,779	(27,634)
Income tax expense	—	—	(2,085)	—	—	(2,085)
Net income (loss)	$(29,719)	$(38,105)	$(17,708)	$3,034	$52,779	$(29,719)

Nine Months Ended September 30, 2016 (As restated, see A)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			B	B
Total revenues	$—	$5,279	$199,458	$42,374	$(9,188)	$237,923
Total costs and expenses	—	(8,212)	(201,512)	(42,272)	9,188	(242,808)
Other losses, net	—	—	(1,579)	—	—	(1,579)
Net loss from equity investment in subsidiaries	(20,411)	(21,639)	—	—	42,050	—
Interest expense	(4,075)	(6,261)	(6,515)	(580)	—	(17,431)
Net loss before income taxes	(24,486)	(30,833)	(10,148)	(478)	42,050	(23,895)
Income tax benefit	—	—	(591)	—	—	(591)
Net loss	$(24,486)	$(30,833)	$(10,739)	$(478)	$42,050	$(24,486)

A.	See Note 1 for a summary of those accounting adjustments and the impact on the unaudited condensed consolidated financial statements for the nine months ended September 30, 2016.

B.
The Partnership incorrectly presented the accounts of certain cemeteries owned by other entities but which we operate under long-term lease, operating or management agreements, as guarantor subsidiaries instead of non-guarantor subsidiaries. The adjustments to correctly present these cemeteries as non-guarantor subsidiaries resulted in a $3.6 million increase in non-guarantor revenues and a $3.4 million increase in non-guarantor costs and expenses and corresponding reductions to guarantor revenues and costs and expenses for the nine months ended September 30, 2016.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Unaudited, in thousands)

Nine Months Ended September 30, 2017	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$24,545	$57	$34,863	$117	$(34,881)	$24,701
Cash Flows From Investing Activities:
Cash paid for acquisitions and capital expenditures, net of proceeds from divestitures and asset sales	—	(57)	(6,105)	(696)	—	(6,858)
Net cash used in investing activities	—	(57)	(6,105)	(696)	—	(6,858)
Cash Flows From Financing Activities:
Cash distributions	(24,545)	—	—	—	—	(24,545)
Payments to affiliates	—	—	(34,881)	—	34,881	—
Net borrowings and repayments of debt	—	—	4,165	—	—	4,165
Other financing activities	—	—	(1,573)	—	—	(1,573)
Net cash provided by (used in) financing activities	(24,545)	—	(32,289)	—	34,881	(21,953)
Net increase (decrease) in cash and cash equivalents	—	—	(3,531)	(579)	—	(4,110)
Cash and cash equivalents - Beginning of period	—	—	9,145	3,425	—	12,570
Cash and cash equivalents - End of period	$—	$—	$5,614	$2,846	$—	$8,460

Nine Months Ended September 30, 2016 (As restated, see A)	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			B	B
Net cash provided by operating activities	$2,624	$86	$26,260	$2,477	$(12,960)	$18,487
Cash Flows From Investing Activities:
Cash paid for acquisitions and capital expenditures, net of proceeds from asset sales	—	(86)	(15,819)	(2,404)	—	(18,309)
Payments to affiliates	(9,097)	—	—	—	9,097	—
Net cash used in investing activities	(9,097)	(86)	(15,819)	(2,404)	9,097	(18,309)
Cash Flows From Financing Activities:
Cash distributions	(68,062)	—	—	—	—	(68,062)
Payments to affiliates	—	—	(3,863)	—	3,863	—
Net borrowings and repayments of debt	—	—	168	—	—	168
Proceeds from issuance of common units	74,535	—	—	—	—	74,535
Other financing activities	—	—	(6,362)	—	—	(6,362)
Net cash provided by (used in) financing activities	6,473	—	(10,057)	—	3,863	279
Net increase (decrease) in cash and cash equivalents	—	—	384	73	—	457
Cash and cash equivalents - Beginning of period	—	—	11,801	3,352	—	15,153
Cash and cash equivalents - End of period	$—	$—	$12,185	$3,425	$—	$15,610

A.	See Note 1 for a summary of those accounting adjustments and the impact on the unaudited condensed consolidated financial statements for the nine months ended September 30, 2016.

B.
The Partnership incorrectly presented the accounts of certain cemeteries owned by other entities but which we operate under long-term lease, operating or management agreements, as guarantor subsidiaries instead of non-guarantor subsidiaries. The adjustments to correctly present these cemeteries as non-guarantor subsidiaries resulted in a $0.9 million increase in non-guarantor cash provided by operating activities, with a corresponding decrease in guarantor cash provided by operating activities for the nine months ended September 30, 2016.

12.	ISSUANCES OF LIMITED PARTNERSHIP UNITS
Pursuant to a Common Unit Purchase Agreement, dated May 19, 2014, by and between the Partnership and American Cemeteries Infrastructure Investors, LLC, a Delaware limited liability company (“ACII”), the Partnership did not issue any paid-in-kind units to ACII during the three months ended September 30, 2017. The Partnership issued 78,342 paid-in-kind units to ACII in lieu of cash distributions of $0.7 million during the nine months ended September 30, 2017.

13.	SEGMENT INFORMATION
The Partnership’s operations include two reportable operating segments, Cemetery Operations and Funeral Home Operations. These operating segments reflect the way the Partnership managed its operations and made business decisions as of September 30, 2017. Operating segment data for and as of the periods indicated were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
STATEMENT OF OPERATIONS DATA:		(As restated - see Note 1)		(As restated - see Note 1)
Cemetery Operations:
Revenues	$69,543	$66,729	$205,816	$192,756
Operating costs and expenses	(58,728)	(57,635)	(172,903)	(163,243)
Depreciation and amortization	(2,175)	(2,058)	(6,734)	(6,042)
Segment income	$8,640	$7,036	$26,179	$23,471
Funeral Home Operations:
Revenues	$14,491	$14,044	$47,116	$45,167
Operating costs and expenses	(12,581)	(13,831)	(37,449)	(40,312)
Depreciation and amortization	(753)	(692)	(2,369)	(2,427)
Segment income (loss)	$1,157	$(479)	$7,298	$2,428
Reconciliation of segment income to net loss:
Cemetery Operations	$8,640	$7,036	$26,179	$23,471
Funeral Home Operations	1,157	(479)	7,298	2,428
Total segment income	9,797	6,557	33,477	25,899
Corporate overhead	(11,887)	(10,058)	(39,058)	(30,106)
Corporate depreciation and amortization	(258)	(177)	(929)	(678)
Other gains (losses), net	338	(506)	(733)	(1,579)
Interest expense	(6,944)	(5,934)	(20,391)	(17,431)
Income tax benefit (expense)	(622)	169	(2,085)	(591)
Net loss	$(9,576)	$(9,949)	$(29,719)	$(24,486)

CASH FLOW DATA:
Capital expenditures:
Cemetery Operations	$4,525	$1,696	$7,501	$6,328
Funeral Home Operations	76	305	203	800
Corporate	48	150	256	2,527
Total capital expenditures	$4,649	$2,151	$7,960	$9,655

BALANCE SHEET DATA:	September 30, 2017	December 31, 2016
Assets:
Cemetery Operations	$1,585,369	$1,573,494
Funeral Home Operations	200,626	198,200
Corporate	13,359	15,319
Total assets	$1,799,354	$1,787,013
Goodwill:
Cemetery Operations	$24,862	$24,862
Funeral Home Operations	45,574	45,574
Total goodwill	$70,436	$70,436

14.	SUPPLEMENTAL CONDENSED CONSOLIDATING CASH FLOW INFORMATION
The tables presented below provide supplemental information to the condensed consolidated statements of cash flows regarding contract origination and maturity activity included in the pertinent captions on the Partnership's condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2017	2016
Pre-need/at-need contract originations (sales on credit)	$(78,419)	$(88,502)
Cash receipts from sales on credit (post-origination)	69,843	69,603
Changes in Accounts receivable, net of allowance	$(8,576)	$(18,899)

Deferrals:
Cash receipts from customer deposits at origination, net of refunds	$113,177	$114,215
Withdrawals of realized income from merchandise trusts during the period	10,592	10,114
Pre-need/at-need contract originations (sales on credit)	78,419	88,502
Undistributed merchandise trust investment earnings (losses), net	(32,299)	8,034
Recognition:
Merchandise trust investment income, net withdrawn as of end of period	(7,851)	(4,203)
Recognized maturities of customer contracts collected as of end of period	(148,630)	(138,999)
Recognized maturities of customer contracts uncollected as of end of period	(25,527)	(27,842)
Changes in Deferred revenues	$(12,119)	$49,821

15.	SUBSEQUENT EVENTS
On October 31, 2017, the court granted defendants' motion to dismiss the Consolidated Amended Complaint in the Anderson case discussed in Note 9. The court entered judgment dismissing the case on November 30, 2017. Plaintiffs filed a notice of appeal on December 29, 2017. This case is now pending in the United States Court of Appeals for the Third Circuit.
The Tax Cuts and Jobs Act of 2017 (the "Act") was recently passed by the United States Congress and signed into law in December 2017. The Partnership is currently evaluating the impact of the Act on the tax positions of the Partnership and its taxable subsidiaries, including the remeasurement of its deferred tax assets and liabilities related to indefinite lived intangible assets and merchandise trust liabilities. Because a change in tax law is accounted for in the period of enactment, the effect of the Act will be recorded in the fourth quarter of 2017.
On January 19, 2018, the Partnership acquired six cemetery properties in Wisconsin and their related assets, net of certain assumed liabilities, for cash consideration of $2.5 million, of which $0.8 million was paid at closing. These properties have been managed by the Partnership since August 2016. The Partnership will account for this transaction under the acquisition method of accounting in the first quarter of 2018. The Partnership is currently evaluating the information necessary to assess the fair value of net assets acquired and make a purchase price allocation.

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
BUSINESS OVERVIEW
We are a publicly-traded Delaware master-limited partnership (“MLP”) and provider of funeral and cemetery products and services in the death care industry in the United States. As of September 30, 2017, we operated 316 cemeteries in 27 states and Puerto Rico, of which 285 are owned and 31 are operated under lease, management or operating agreements. We also owned and operated 97 funeral homes in 18 states and Puerto Rico.
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
We also earn investment income on proceeds received from the sale of interment rights and pre-need sales of cemetery and funeral home merchandise and services, which are generally required to be deposited into trusts. For sales of interment rights, a portion of the cash proceeds received are required to be deposited into a perpetual care trust. While the principal balance of the perpetual care trust must remain in the trust in perpetuity, we recognize investment income on such assets as revenue, excluding realized gains and losses from the sale of trust assets. For sales of cemetery and funeral home merchandise and services, a portion of the cash proceeds received are required to be deposited into a merchandise trust until the merchandise is delivered or the services are performed, at which time the funds so deposited, along with the associated investment income, may be withdrawn. Investment income from assets held in the merchandise trust is recognized as revenue when withdrawn. Where permitted, we may deliver merchandise sold on a pre-need basis prior to death and then either install or store such merchandise for the benefit of our customers. Such constructive delivery allows us to recognize the related revenues and withdraw the corresponding merchandise trust deposits and related investment income. During the nine-month period ended September 30, 2017, the trusts distributed approximately $65.7 million in cash, of which approximately $14.4 million represented distributions resulting from our deferred revenue review as part of the Restatement.
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
Based on macroeconomic conditions we had a change in estimate regarding our allowance for contract cancellations as of September 30, 2017. This change resulted in an increase of $1.5 million in total revenues for the three months ended September 30, 2017.
We operate certain cemetery and funeral home properties in Florida and Puerto Rico, which were affected by hurricanes during September 2017. We have realized property damages of $0.5 million before considering any insurance recoveries which we may be entitled to receive.
The Tax Cuts and Jobs Act of 2017 (the "Act") was recently passed by the United States Congress and signed into law in December 2017. We are currently evaluating the impact of the Act on the tax positions of the Partnership and its taxable subsidiaries, including the remeasurement of its deferred tax assets and liabilities related to indefinite lived intangible assets and merchandise trust liabilities. Because a change in tax law is accounted for in the period of enactment, the effect of the Act will be recorded in the fourth quarter of 2017.

RESULTS OF OPERATIONS
Cemetery Operations
Overview
We are currently the second largest owner and operator of cemeteries in the United States. At September 30, 2017, we operated 316 cemeteries in 27 states and Puerto Rico, of which 285 are owned and 31 are operated under lease, operating or management agreements. Revenues from Cemetery Operations accounted for approximately 83% and 81% of our total revenues during the three and nine months ended September 30, 2017, respectively.
Operating Results (As Restated)
The following table presents operating results for our Cemetery Operations for the respective reporting periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
		(As restated)		(As restated)
Merchandise	$40,331	$38,129	$119,229	$110,239
Services	15,414	14,260	46,703	41,712
Interest income	1,936	2,197	6,234	6,678
Investment and other	11,862	12,143	33,650	34,127
Total revenues	69,543	66,729	205,816	192,756
Cost of goods sold	11,910	11,721	37,472	34,483
Cemetery expense	19,984	19,926	56,805	53,267
Selling expense	17,082	16,466	49,164	47,774
General and administrative expense	9,752	9,522	29,462	27,719
Depreciation and amortization	2,175	2,058	6,734	6,042
Total costs and expenses	60,903	59,693	179,637	169,285
Segment income	$8,640	$7,036	$26,179	$23,471
Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
Cemetery merchandise revenues were $40.3 million for the three months ended September 30, 2017, an increase of $2.2 million from $38.1 million for the three months ended September 30, 2016. This increase was primarily due to recognized sales of crypts, vaults and caskets largely related to increased focus on constructive delivery of pre-need merchandise, as well as revenues from properties acquired in August 2016.
Cemetery services revenues were $15.4 million for the three months ended September 30, 2017, an increase of $1.1 million from $14.3 million for the three months ended September 30, 2016. This increase was primarily due to an increase in opening and closing service revenues related to the constructive delivery of pre-need merchandise, as well as revenues from properties acquired in August 2016.
Investment and other income was $11.9 million for the three months ended September 30, 2017, a decrease of $0.2 million from $12.1 million for the three months ended September 30, 2016. This decrease was partially attributable to a $0.2 million decrease in perpetual care trust income, which was $4.6 million for the three months ended September 30, 2017 and $4.8 million earned during the three months ended September 30, 2016. Merchandise trust income was $2.6 million for the three months ended September 30, 2017, representing a $0.6 million increase from $2.0 million for the three months ended September 30, 2016, primarily attributable to an increase in servicing rates for the period. A portion of deferred trust income is recognized as underlying merchandise is delivered or underlying services are performed. The remaining $0.6 million decrease in investment and other income was attributable to a $0.5 million decrease in other fee revenue and a $0.1 million reduction in accrued investment income.
Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Cemetery merchandise revenues were $119.2 million for the nine months ended September 30, 2017, an increase of $9.0 million from $110.2 million for the nine months ended September 30, 2016. This increase was primarily due to an increase in recognized sales of crypts, vaults, niches and markers largely related to increased focus on constructive delivery of pre-need merchandise, as well as revenues associated with properties acquired in August 2016.
Cemetery services revenues were $46.7 million for the nine months ended September 30, 2017, an increase of $5.0 million from $41.7 million for the nine months ended September 30, 2016. This increase was primarily due to an increase in opening and closing service revenues largely related to increased focus on constructive delivery of pre-need merchandise and related services, as well as revenues associated with properties acquired in August 2016.
Investment and other income was $33.7 million for the nine months ended September 30, 2017, a decrease of $0.4 million from $34.1 million for the nine months ended September 30, 2016. This decrease was primarily attributable to a $0.7 million decrease in accrued investment income, a $0.2 million decrease in other fee revenue and a $0.2 million decrease in perpetual care trust income, which was $11.4 million for the nine months ended September 30, 2017 and $11.6 million for the nine months ended September 30, 2016. These decreases were partially offset by a $0.7 million increase in merchandise trust income to $6.3 million for the nine months ended September 30, 2017 from $5.6 million for the nine months ended September 30, 2016, primarily attributable to an increase in servicing rates for the period. A portion of deferred trust income is recognized as underlying merchandise is delivered or underlying services are performed.
Cost of goods sold was $37.5 million for the nine months ended September 30, 2017, an increase of $3.0 million from $34.5 million for the nine months ended September 30, 2016. This increase was consistent with the increase in merchandise revenues.
Cemetery expense was $56.8 million for the nine months ended September 30, 2017, an increase of $3.5 million from $53.3 million for the nine months ended September 30, 2016. This increase was principally due to costs associated with the properties acquired in August 2016, vault installations during the nine months ended September 30, 2017 and salaries and wages principally driven by temporary operating cost saving initiatives during the nine months ended September 30, 2016, partially offset by miscellaneous cemetery related expenses.
Selling expenses were $49.2 million for the nine months ended September 30, 2017, an increase of $1.4 million from $47.8 million for the nine months ended September 30, 2016. This increase was associated with the increase in cemetery merchandise revenues, partially offset by the favorable impact of changes in the compensation structure for sales personnel.
General and administrative expense was $29.5 million for the nine months ended September 30, 2017, an increase of $1.8 million from $27.7 million for the nine months ended September 30, 2016. This increase was primarily due to costs associated with the properties acquired in August 2016, as well as an increase in insurance expense.
Depreciation and amortization expense was $6.7 million for the nine months ended September 30, 2017, an increase of $0.7 million compared to $6.0 million for the nine months ended September 30, 2016. This increase was most notably due to expenses associated with properties acquired in August 2016.

Funeral Home Operations
Overview
At September 30, 2017, we owned and operated 97 funeral homes in 18 states and Puerto Rico. Revenues from Funeral Home Operations accounted for approximately 17% and 19% of our total revenues during the three and nine months ended September 30, 2017, respectively.
Operating Results (As Restated)
The following table presents operating results for our Funeral Home Operations for the respective reporting periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
		(As restated)		(As restated)
Merchandise	$6,591	$6,708	$21,176	$20,794
Services	7,900	7,336	25,940	24,373
Total revenues	14,491	14,044	47,116	45,167
Merchandise	1,793	2,322	5,176	6,306
Services	5,442	6,076	16,595	18,687
Depreciation and amortization	753	692	2,369	2,427
Other	5,346	5,433	15,678	15,319
Total expenses	13,334	14,523	39,818	42,739
Segment income (loss)	$1,157	$(479)	$7,298	$2,428
Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
Funeral home merchandise revenues of $6.6 million for the three months ended September 30, 2017 were relatively consistent with the prior period, representing a decrease of $0.1 million from $6.7 million for the three months ended September 30, 2016. Funeral home services revenues were $7.9 million for the three months ended September 30, 2017, an increase of $0.6 million from $7.3 million for the three months ended September 30, 2016. The net increase was principally due to an increase in insurance commission revenue.
Funeral home expenses were $13.3 million for the three months ended September 30, 2017, a decrease of $1.2 million from $14.5 million for the three months ended September 30, 2016. This decrease was primarily due to operational cost saving initiatives.
Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Funeral home merchandise revenues of $21.2 million for the nine months ended September 30, 2017 increased $0.4 million from $20.8 million for the nine months ended September 30, 2016. Funeral home services revenues were $25.9 million for the nine months ended September 30, 2017, an increase of $1.5 million from $24.4 million for the nine months ended September 30, 2016. The increase was principally due to an increase in insurance commission revenue.
Funeral home expenses were $39.8 million for the nine months ended September 30, 2017, a decrease of $2.9 million from $42.7 million for the nine months ended September 30, 2016. This decrease was primarily due to operational cost saving initiatives.
Corporate Overhead
Corporate overhead was $11.9 million for the three months ended September 30, 2017, an increase of $1.8 million from $10.1 million for the three months ended September 30, 2016. Corporate overhead was $39.1 million for the nine months ended September 30, 2017, an increase of $9.0 million from $30.1 million for the nine months ended September 30, 2016. These increases were principally due to an increase in professional fees and recruiting costs resulting from the delayed filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and various changes in our senior management.

Corporate Depreciation and Amortization
Corporate depreciation and amortization expense was relatively consistent with the prior period, with $0.3 million for the three months ended September 30, 2017 compared to $0.2 million for the three months ended September 30, 2016, and $0.9 million for the nine months ended September 30, 2017 compared to $0.7 million for the nine months ended September 30, 2016.
Other Gains (Losses), Net
We recorded $0.3 million in other gains, net for the three months ended September 30, 2017 related to a gain from the sale of a granite business. Other losses, net for the nine months ended September 30, 2017 were $0.7 million, consisting of a $1.4 million loss on impairment of long-lived assets partially offset by a $0.3 million gain from the sale of a funeral home business and a separate funeral home building, as well as the aforementioned $0.3 million gain during the third quarter of 2017.
Other losses, net were $0.5 million and $1.6 million for the three and nine months ended September 30, 2016, respectively. During the third quarter of 2016, we obtained additional information related to one of the acquisitions that closed during 2015. The change resulted in an adjustment to the gain on acquisition recognized during the year ended December 31, 2015, increasing the gain by $0.2 million via a gain recognized in the current period in accordance with GAAP. In addition, there was a $2.7 million gain from our most recent acquisition as of September 30, 2016. We sold two funeral home buildings and related property during the period resulting in a loss on sale of $0.2 million. Also, we incurred a charge related to deferred financing costs related to our prior line of credit in the amount of $1.2 million and a loss of $1.9 million related to the revision of our cease-use expense due to the relocation of corporate headquarters to Trevose, Pennsylvania and other realignment charges.
Additionally, during the second quarter of 2016, we obtained additional information related to two of the acquisitions that closed during 2015. The changes resulted in an adjustment to the gain on acquisition recognized during the year ended December 31, 2015, reducing the gain by $0.8 million via a loss recognized in the current period in accordance with GAAP. Also, we sold a warehouse during the period for a total gain of $1.3 million, of which $0.7 million was deferred in accordance with sale-leaseback accounting. In addition, during the first quarter of 2016, we recorded a cease-use expense of $0.5 million due to the relocation of corporate headquarters to Trevose, Pennsylvania, and we sold a funeral home building and related real property for a net loss of $0.4 million.
Interest Expense
Interest expense was $6.9 million for the three months ended September 30, 2017, an increase of $1.0 million from $5.9 million for the three months ended September 30, 2016. Interest expense was $20.4 million for the nine months ended September 30, 2017, an increase of $3.0 million from $17.4 million for the nine months ended September 30, 2016. These increases were due to a combination of the weighted average outstanding balance and the weighted average interest rate on the line of credit balance outstanding for the three and nine months ended September 30, 2017 being higher than for the three and nine months ended September 30, 2016.
Income Tax Benefit (Expense)
Income tax expense was $0.6 million for the three months ended September 30, 2017, as compared to a benefit of $0.2 million for the three months ended September 30, 2016. Income tax expense was $2.1 million for the nine months ended September 30, 2017, as compared to expense of $0.6 million for the nine months ended September 30, 2016. The additional income tax expense in each period was due to an increase in deferred tax liabilities associated with long-lived intangibles that will reverse after the expiration of the existing deferred tax assets. Our effective tax rate differs from our statutory tax rate primarily because our legal entity structure includes different tax filing entities, including a significant number of partnerships that are not subject to tax.

Supplemental Data
The following table presents supplemental operating data for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interments performed	12,859	13,127	40,916	40,161
Interment rights sold (1)
Lots	5,644	8,469	21,497	23,710
Mausoleum crypts (including pre-construction)	275	419	1,358	1,471
Niches	443	426	1,405	1,181
Net interment rights sold (1)	6,362	9,314	24,260	26,362

Number of pre-need cemetery contracts written	10,411	12,795	33,934	36,955
Number of at-need cemetery contracts written	14,211	14,609	45,070	44,845
Number of cemetery contracts written	24,622	27,404	79,004	81,800
______________________________

(1)	Net of cancellations. Sales of double-depth burial lots are counted as two sales.

LIQUIDITY AND CAPITAL RESOURCES
General
Our primary sources of liquidity are cash generated from operations, borrowings under our revolving credit facility and capital raised through the issuance of additional limited partner units, subject to compliance with applicable securities laws and the terms of our senior credit facility. As an MLP, our primary cash requirements, in addition to normal operating expenses, are for capital expenditures, net contributions to the merchandise and perpetual care trust funds, debt service, and cash distributions. In general, we expect to fund:

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
Although our cash flows from operating activities have been positive, we have incurred net losses during recent periods. The Partnership faced adverse conditions during the year ended December 31, 2016 and nine months ended September 30, 2017, including negative financial trends due to a decline in billings associated with a reduction in our sales force, which in turn has limited the growth in our revenues. This resulted in a tightened liquidity position and a reduction or elimination in our quarterly distribution. We acknowledge that we continue to face a challenging regional competitive environment, and while we continue to focus on our overall profitability, including managing expenses, we reported a loss for the nine months ended September 30, 2017. Moreover, our ability to declare or pay distributions has been impacted. Given the Partnership's current level of cash and cash equivalents, to preserve capital resources and liquidity, the Board of Directors of the General Partner has concluded that it is not in the best interest of unitholders to pay a second or third quarter 2017 distribution to unitholders. The Board expects to consider appropriate levels of distributions if and as conditions improve, but it is possible that we will not pay a distribution for several additional quarters. We currently expect that, for the foreseeable future, any distributions we do pay will not exceed our cash flow from operating activities.

During 2016 and 2017, the Partnership completed various financing transactions including issuance of common units, utilization of the at-the-market (“ATM”) equity program and establishment of a new credit facility to provide supplemental liquidity necessary to achieve management’s strategic objectives.
Our credit facility requires us to maintain certain leverage and interest coverage ratios. As of September 30, 2017, we were in compliance with all of our debt covenants. As of September 30, 2017, the Consolidated Leverage Ratio was 4.46 compared to a maximum allowable ratio of 4.50 under the Partnership’s credit facility. For a more detailed discussion on debt covenants, refer to the credit facility subsection under the “Long-Term Debt” section below. Based upon a review of preliminary financial information as of and for the quarter ended December 31, 2017 and expected operating performance, forecasted cash flows from operating and investing activities, as well as planned strategic uses of cash, the Partnership has determined it is not probable that a breach to key financial covenants would occur during the next twelve months. The Partnership may be unable to meet the financial covenants if the achieved results are substantially different from management’s projections.
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
Cash Flows - Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016 (As Restated)
Net cash provided by operating activities was $24.7 million for the nine months ended September 30, 2017, an increase of $6.2 million from $18.5 million for the nine months ended September 30, 2016. The $6.2 million increase in net cash provided by operating activities resulted from a $14.6 million increase in working capital, partially offset by a $8.4 million decrease in net income excluding non-cash items. The increase in working capital was principally due to larger withdrawals from the merchandise trust related to increased focus on constructive delivery of pre-need merchandise. Additionally the change in our merchandise trust increased by $57.5 million principally due to the liquidation of merchandise trust assets, offset by a corresponding decrease in deferred revenues.
Net cash used in investing activities was $6.9 million for the nine months ended September 30, 2017, a decrease of $11.5 million from $18.3 million used in investing activities for the nine months ended September 30, 2016. Net cash used in investing activities for the nine months ended September 30, 2017 principally consisted of $8.0 million used for capital expenditures, partially offset by proceeds from divestitures and asset sales. Net cash used in investing activities for the nine months ended September 30, 2016 principally consisted of $9.7 million for capital expenditures and $10.6 million cash paid for acquisitions, partially offset by $1.9 million of proceeds from asset sales.

Net cash used in financing activities was $22.0 million for the nine months ended September 30, 2017 compared to $0.3 million of net cash provided by financing activities for the nine months ended September 30, 2016. Net cash used in financing activities for the nine months ended September 30, 2017 consisted primarily of $24.5 million of cash distributions and $1.6 million of costs related to financing activities, partially offset by $4.1 million of net proceeds from borrowings. Net cash provided by financing activities for the nine months ended September 30, 2016 consisted primarily of $74.5 million of proceeds from the issuance of common units and $0.2 million of net proceeds from borrowings, offset by $68.1 million of cash distributions and $6.4 million of costs related to financing activities.
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

The following table summarizes maintenance and expansion capital expenditures, excluding amounts paid for acquisitions, for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Maintenance capital expenditures	$3,802	$1,129	$5,417	$5,422
Expansion capital expenditures	847	1,022	2,543	4,233
Total capital expenditures	$4,649	$2,151	$7,960	$9,655
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
The Amended Credit Agreement provides for up to $200.0 million initial aggregate amount of Revolving Commitments, which may be increased, from time to time, in minimum increments of $5.0 million so long as the aggregate amount of such increases does not exceed $100.0 million. The Operating Company may also request the issuance of Letters of Credit for up to $15.0 million in the aggregate, of which there were $7.5 million outstanding at September 30, 2017 and $6.8 million outstanding at December 31, 2016. The Maturity Date under the Amended Credit Agreement is the earlier of (i) August 4, 2021 and (ii) the date that is six months prior to the earliest scheduled maturity date of any outstanding Permitted Unsecured Indebtedness (at present, such date is December 1, 2020, which is six months prior to June 1, 2021 maturity date of outstanding 7.875% senior notes).

As of September 30, 2017, the outstanding amount of borrowings under the Amended Credit Agreement was $142.9 million, which was used to pay down outstanding obligations under the Partnership's prior credit agreement, to pay fees, costs and expenses related to the New Agreements and to fund working capital needs. Generally, proceeds of the Loans under the Amended Credit Agreement can be used to finance the working capital needs and for other general corporate purposes of the Borrowers and Guarantors, including acquisitions and distributions permitted under the Amended Credit Agreement. As of September 30, 2017, the Partnership had $3.0 million of total available borrowing capacity under its revolving credit facility.
Each Borrowing under the Amended Credit Agreement is comprised of Base Rate Loans or Eurodollar Loans. The Loans comprising each Base Rate Borrowing (including each Swingline Loan) bear interest at the Base Rate plus the Applicable Rate, and the Loans comprising each Eurodollar Borrowing bear interest at the Eurodollar Rate plus the Applicable Rate.
The Applicable Rate is determined based on the Consolidated Leverage Ratio of the Partnership and its Subsidiaries and ranges from 1.75% to 3.75% for Eurodollar Rate Loans and 0.75% to 2.75% for Base Rate Loans. Based on our Consolidated Leverage Ratio for the compliance period ended September 30, 2017, the Applicable Rate for Eurodollar Rate Loans was 3.75% and for Base Rate Loans was 2.75%. The Amended Credit Agreement also requires the Borrowers to pay a quarterly unused commitment fee, which accrues at the Applicable Rate on the amount by which the commitments under the Amended Credit Agreement exceed the usage of such commitments, and which is included within interest expense on the Partnership’s condensed consolidated statements of operations. On September 30, 2017, the weighted average interest rate on outstanding borrowings under the Amended Credit Agreement was 5.1%.
The Amended Credit Agreement contains financial covenants, pursuant to which the Partnership will not permit:

•
the ratio of Consolidated Funded Indebtedness to Consolidated EBITDA, or the Consolidated Leverage Ratio, as of the last day of any fiscal quarter, commencing on September 30, 2016, determined for the period of four consecutive fiscal quarters ending on such date (the “Measurement Period”), to be greater than 4.50 to 1.0 for the periods ended September 30, 2017 and December 31, 2017, 4.25 to 1.0 for periods ending in 2018 and 4.00 to 1.0 for periods thereafter, which may be increased after January 1, 2019 to 4.50 to 1.0 (in case of a Designated Acquisition made subsequent to the last day of the immediately preceding fiscal quarter) as of the last day of the fiscal quarter in which such Designated Acquisition occurs and as of the last day of the immediately succeeding fiscal quarter;

•
the ratio of Consolidated EBITDA to Consolidated Debt Service, or the Consolidated Debt Service Coverage Ratio, as of the last day of any fiscal quarter, commencing on September 30, 2016 to be less than 2.50 to 1.0 for any Measurement Period; and

•
the ratio of Consolidated EBITDA (reduced by the amount of capital expenditures not financed with debt other than Revolving Commitments, taxes and restricted payments including distributions paid in cash) to Consolidated Fixed Charges, as of the last day of any fiscal quarter, commencing on December 31, 2017, to be less than 1.20 to 1.0 for any Measurement Period.

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
As of September 30, 2017, the Partnership’s Consolidated Leverage Ratio was 4.46 compared to a maximum allowable ratio of 4.5, and the Consolidated Debt Service Coverage Ratio was 2.99 compared to a minimum required ratio of 2.50. The Partnership was in compliance with the Amended Credit Agreement covenants as of September 30, 2017.

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
The Senior Notes are jointly and severally guaranteed by certain of our subsidiaries. The Indenture governing the Senior Notes contains covenants, including limitations of our ability to incur certain additional indebtedness and liens, make certain dividends, distributions, redemptions or investments, enter into certain transactions with affiliates, make certain asset sales, and engage in certain mergers, consolidations or sales of all or substantially all of our assets, among other items. As of September 30, 2017, we were in compliance with these covenants.
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

Given the Partnership's current level of cash and cash equivalents, to preserve capital resources and liquidity, the Board of Directors of the General Partner has concluded that it is not in the best interest of unitholders to pay a second or third quarter 2017 distribution to unitholders. The Board expects to consider appropriate levels of distributions if and as conditions improve, but it is possible that we will not pay a distribution for several additional quarters.
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
INTEREST-BEARING INVESTMENTS
Our fixed-income securities subject to market risk consist primarily of certain investments in our merchandise trusts and perpetual care trusts. As of September 30, 2017, the fair value of fixed-income securities in our merchandise trusts and perpetual care trusts represented 0.5% and 1.9%, respectively, of the fair value of total trust assets. The aggregate of the quoted fair value of these fixed-income securities was $2.4 million and $6.3 million in the merchandise trusts and perpetual care trusts, respectively, as of September 30, 2017. Holding all other variables constant, a hypothetical 1% change in variable interest rates on these fixed-income securities would change the fair market value of the assets in our merchandise trusts and perpetual care trusts by approximately $0.0 million and $0.1 million, respectively, based on discounted expected future cash flows. If these securities are held to maturity, no change in fair market value will be realized. Our money market and other short-term investments subject to market risk consist primarily of certain investments in our merchandise trusts and perpetual care trusts. As of September 30, 2017, the fair value of money market and short-term investments in our merchandise trusts and perpetual care trusts represented 2.1% and 2.7%, respectively, of the fair value of total trust assets. The aggregate of the quoted fair value of these money market and short-term investments was $10.9 million and $9.2 million in the merchandise trusts and perpetual care trusts, respectively, as of September 30, 2017. Holding all other variables constant, a hypothetical 1% change in variable interest rates on these money market and short-term investments would change the fair market value of the assets in our merchandise trusts and perpetual care trusts by approximately $0.1 million and $0.1 million, respectively, based on discounted expected future cash flows.
MARKETABLE EQUITY SECURITIES
Our marketable equity securities subject to market risk consist primarily of certain investments held in our merchandise trusts and perpetual care trusts. These assets consist of investments in both individual equity securities as well as closed and open-ended mutual funds. As of September 30, 2017 the fair value of marketable equity securities in our merchandise trusts and perpetual care trusts represented 3.5% and 6.6%, respectively, of the fair value of total trust assets. The aggregate of the quoted fair market value of these marketable equity securities was $18.0 million and $22.4 million in our merchandise trusts and perpetual care trusts, respectively, as of September 30, 2017, based on final quoted sales prices. Holding all other variables constant, a hypothetical 10% change in variable interest rates of the equity securities would change the fair market value of the assets in our merchandise trusts and perpetual care trusts each by approximately $1.8 million and $2.2 million, based on discounted expected future cash flows. As of September 30, 2017, the fair value of marketable closed and open-ended mutual funds in our merchandise trusts represented 64.9% of the fair value of total trust assets, 76.1% of which pertained to fixed-income mutual funds. As of September 30, 2017, the fair value of marketable closed and open-ended mutual funds in our perpetual care trusts represented 56.5% of total trust assets, 83.0% of which pertained to fixed-income mutual funds. The aggregate of the quoted fair market value of these closed and open-ended mutual funds was $332.4 million and $191.4 million, respectively, in the merchandise trusts and perpetual care trusts as of September 30, 2017, based on final quoted sales prices, of which $252.9 million and $158.9 million, respectively, pertained to fixed-income mutual funds. Holding all other variables constant, a hypothetical 10% change in the average market prices of the closed and open-ended mutual funds would change the fair market value of the assets in our merchandise trusts and perpetual care trusts by approximately $33.2 million and $19.1 million, respectively, based on discounted expected future cash flows.

OTHER INVESTMENT FUNDS
Other investment funds are measured at fair value using the net asset value per share practical expedient. This asset class is composed of fixed income funds and equity funds, which have a redemption period ranging from 30 to 90 days, and private credit funds, which have lockup periods ranging from five to ten years with three potential one year extensions at the discretion of the funds’ general partners. This asset class has an inherent valuation risk as the values provided by investment fund managers may not represent the liquidation values obtained by the trusts upon redemption or liquidation of the fund assets. As of September 30, 2017, the fair value of other investment funds in our merchandise trusts and perpetual care trusts represented 25.5% and 32.2%, respectively, of the fair value of total trust assets. The fair market value of the holdings in these funds was $130.8 million and $109.2 million in our merchandise trusts and perpetual care trusts, respectively, as of September 30, 2017, based on net asset value quotes.
DEBT INSTRUMENTS
Certain borrowings under our Amended Credit Facility bear interest at a floating rate, based on LIBOR, which is adjusted quarterly. This subjects us to increases in interest expense resulting from movements in interest rates. As of September 30, 2017, we had $142.9 million of borrowings outstanding under our Amended Credit Facility, which generally bears interest at a variable rate. Holding all other variables constant, a hypothetical 1% change in variable interest rates would change our consolidated interest expense for the three-month period ending September 30, 2017 by approximately $0.4 million.

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
Our management, including the CEO and CFO, evaluated the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2017. Based on such evaluation, our CEO and CFO concluded the disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.
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
STATUS OF REMEDIATION OF MATERIAL WEAKNESSES
While we continue to make improvements to our internal control over financial reporting related to the material weaknesses described above, material weaknesses continue to exist, and we believe that the material weaknesses referenced above accurately reflect the material weaknesses in our internal control over financial reporting as of September 30, 2017. Management, with oversight from our Audit Committee, has identified and begun executing actions we believe will remediate the material weaknesses described above once fully implemented and operating for a sufficient period of time, and we will continue to devote significant time and attention, including internal and external resources, to these remedial efforts.
We will test the ongoing operating effectiveness of the new controls subsequent to implementation and consider the material weaknesses remediated after the applicable remedial controls operate effectively for a sufficient period of time.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the fiscal quarter ended September 30, 2017, we continued to make improvements to our internal control over financial reporting with respect to material weaknesses that had been identified at that time, and those remediation efforts remain ongoing. Other than as described above and in greater detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, there were no changes in our internal control over financial reporting as defined in Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the three months ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Set forth below is a description of material developments in the pending legal actions that have occurred after December 12, 2017, which is the date on which we most recently updated such disclosures in the filing of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017.

•
Anderson v. StoneMor Partners, LP, et al., No. 2:16-cv-06111, filed on November 21, 2016, in the United States District Court for the Eastern District of Pennsylvania. The plaintiffs in this case (as well as Klein v. StoneMor Partners, LP, et al., No. 2:16-cv-06275, filed in the United States District Court for the Eastern District of Pennsylvania on December 2, 2016, which has been consolidated with this case) brought an action on behalf of a putative class of the holders of Partnership units and allege that the Partnership made misrepresentations to investors in violation of Section 10(b) of the Securities Exchange Act of 1934 by, among other things and in general, failing to clearly disclose the use of proceeds from debt and equity offerings by making allegedly false or misleading statements concerning (a) the Partnership’s strength or health in connection with a particular quarter’s distribution announcement, (b) the connection between operations and distributions and (c) the Partnership’s use of cash from equity offerings and its credit facility. Plaintiffs sought damages from the Partnership and certain of its officers and directors on behalf of the class of Partnership unitholders, as well as costs and attorneys’ fees. Lead plaintiffs have been appointed in this case, and filed a Consolidated Amended Class Action Complaint on April 24, 2017. Defendants filed a motion to dismiss that Consolidated Amended Complaint on June 8, 2017. The motion was granted on October 31, 2017, and the court entered judgment dismissing the case on November 30, 2017. Plaintiffs filed a notice of appeal on December 29, 2017. This case is now pending in the United States Court of Appeals for the Third Circuit.

ITEM 1A.	RISK FACTORS
There have been no material changes in our Risk Factors as set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, except as set forth below.
We recently have not had sufficient cash from operations to pay distributions to our unitholders after we have paid our expenses, including the expenses of our general partner, funded merchandise and perpetual care trusts and established necessary cash reserves, and we may not have sufficient cash to resume paying distributions or restore them to previous levels.
The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from operations, which fluctuates from quarter to quarter based on, among other things:

•	the volume of our sales;

•	the prices at which we sell our products and services; and

•	the level of our operating and general and administrative costs.
Given the Partnership's current level of cash and cash equivalents, to preserve capital resources and liquidity, the Board of Directors of the General Partner has concluded that it is not in the best interest of unitholders to pay a second or third quarter 2017 distribution to unitholders. The Board expects to consider appropriate levels of distributions if and as conditions improve, but it is possible that we will not pay a distribution for several additional quarters. We currently expect that, for the foreseeable future, any distributions we do pay will not exceed our cash flow from operating activities.
If we do not generate sufficient cash to resume paying distributions or restore them to previous levels, the market price of our common units may decline materially or remain stagnant.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1
Second Amendment and Limited Waiver to Credit Agreement dated as of July 26, 2017, by and among StoneMor Operating LLC, a Delaware limited liability company, the other Borrowers party thereto, Capital One, National Association, as Administrative Agent and the Lenders party thereto (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on July 28, 2017).

10.2
Third Amendment and Limited Waiver to Credit Agreement dated effective as of August 15, 2017, by and among StoneMor Operating LLC, a Delaware limited liability company, the other Borrowers party thereto, Capital One, National Association, as Administrative Agent and the Lenders party thereto (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on August 17, 2017).

10.3
Fourth Amendment to Credit Agreement dated as of September 29, 2017, by and among StoneMor Operating LLC, a Delaware limited liability company, the other Borrowers party thereto, Capital One, National Association, as Administrative Agent and the Lenders party thereto (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on October 5, 2017).

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

101
Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016; (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016; (iii) Unaudited Condensed Consolidated Statement of Partners’ Capital (Deficit); (iv) Unaudited Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2017 and 2016; and (v) Notes to the Unaudited Condensed Consolidated Financial Statements. Users of this data are advised that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of StoneMor Partners L.P.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STONEMOR PARTNERS L.P.
By: StoneMor GP LLC
its general partner

Date: January 25, 2018	/s/ R. Paul Grady
R. Paul Grady
President, Chief Executive Officer and Member of the Board of Directors (Principal Executive Officer)

Date: January 25, 2018	/s/ Mark L. Miller
Mark L. Miller
Chief Financial Officer and Senior Vice President (Principal Financial Officer)